Form 10-Q
period 2010-06-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2010-08-09
CIK 845877

As filed with the Securities and Exchange Commission on August 9, 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes         ☐                                No           ☒

As of August 2, 2010 the registrant had 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 8,746,123 shares of Class C Non-Voting Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

The following information concerning Farmer Mac’s interim unaudited condensed consolidated financial statements is included in this report beginning on the pages listed below:

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
	June 30,	December 31,
	2010	2009
	(in thousands)
Assets:
Cash and cash equivalents	$325,333	$654,794
Investment securities:
Available-for-sale, at fair value	1,175,376	1,041,923
Trading, at fair value	81,956	89,972
Total investment securities	1,257,332	1,131,895
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value	1,718,140	2,524,867
Trading, at fair value	-	874,129
Total Farmer Mac Guaranteed Securities	1,718,140	3,398,996
USDA Guaranteed Securities:
Available-for-sale, at fair value	880,424	-
Trading, at fair value	386,496	-
Total USDA Guaranteed Securities	1,266,920	-
Loans:
Loans held for sale, at lower of cost or fair value	908,778	666,534
Loans held for investment, at amortized cost	96,057	93,478
Loans held for investment in consolidated trusts, at amortized cost	1,332,624	-
Allowance for loan losses	(9,495)	(6,292)
Total loans, net of allowance	2,327,964	753,720
Real estate owned, at lower of cost or fair value	4,023	739
Financial derivatives, at fair value	37,121	15,040
Interest receivable	72,616	67,178
Guarantee and commitment fees receivable	36,579	55,016
Deferred tax asset, net	10,405	24,146
Prepaid expenses and other assets	43,057	37,289
Total Assets	$7,099,490	$6,138,813

Liabilities, Mezzanine Equity and Equity:
Liabilities:
Notes payable:
Due within one year	$3,226,745	$3,662,898
Due after one year	2,269,421	1,908,713
Total notes payable	5,496,166	5,571,611
Debt securities of consolidated trusts held by third parties	882,629	-
Financial derivatives, at fair value	132,675	107,367
Accrued interest payable	52,913	39,562
Guarantee and commitment obligation	32,762	48,526
Accounts payable and accrued expenses	19,397	23,445
Reserve for losses	9,470	7,895
Total Liabilities	6,626,012	5,798,406

Commitments and Contingencies (Note 5)

Mezzanine Equity:
Series B redeemable preferred stock, par value $1,000 per share, 150,000 shares authorized, issued and outstanding as of December 31, 2009 (redemption value $150,000,000)	-	144,216
Stockholders' Equity:
Preferred stock:
Series C, par value $1,000 per share, 100,000 shares authorized, 57,578 issued and outstanding	57,578	57,578
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 8,745,269 shares outstanding as of June 30, 2010 and 8,610,918 shares outstanding as of December 31, 2009	8,745	8,611
Additional paid-in capital	98,925	97,090
Accumulated other comprehensive income	31,469	3,254
Retained earnings	33,377	28,127
Total Stockholders' Equity	231,625	196,191
Non-controlling interest - preferred stock	241,853	-
Total Equity	473,478	196,191
Total Liabilities, Mezzanine Equity and Equity	$7,099,490	$6,138,813
See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$6,390	$7,049	$12,873	$15,958
Farmer Mac and USDA Guaranteed Securities	18,795	25,805	39,626	53,564
Loans	32,142	8,896	65,560	19,381
Total interest income	57,327	41,750	118,059	88,903
Total interest expense	35,719	21,849	72,834	45,562
Net interest income	21,608	19,901	45,225	43,341
Recoveries/(provision) for loan losses	1,870	5,693	(980)	2,159
Net interest income after recoveries/(provision) for loan losses	23,478	25,594	44,245	45,500

Non-interest (expense)/income:
Guarantee and commitment fees	5,710	7,908	11,629	15,318
(Losses)/gains on financial derivatives	(15,840)	21,528	(21,644)	23,239
Gains on trading assets	5,058	35	8,425	31,660
Other-than-temporary impairment losses	-	(2,292)	-	(2,373)
(Losses)/gains on sale of available-for-sale investment securities	-	(300)	240	2,850
Gains on sale of loans and Farmer Mac Guaranteed Securities	-	-	-	1,581
Lower of cost or fair value adjustment on loans held for sale	90	-	(2,184)	-
Other income	211	101	1,040	335
Non-interest (expense)/income	(4,771)	26,980	(2,494)	72,610

Non-interest expense:
Compensation and employee benefits	3,907	3,572	7,418	7,597
General and administrative	2,051	2,986	4,554	5,900
Regulatory fees	562	512	1,125	1,025
Real estate owned operating costs/(income), net	298	(16)	308	5
Provision/(recoveries) for losses	3,043	(529)	1,575	1,990
Non-interest expense	9,861	6,525	14,980	16,517
Income before income taxes	8,846	46,049	26,771	101,593
Income tax expense	756	16,534	5,092	34,624
Net income	8,090	29,515	21,679	66,969
Less: Net income attributable to non-controlling interest - preferred stock dividends	(5,546)	-	(9,614)	-
Net income attributable to Farmer Mac	2,544	29,515	12,065	66,969
Preferred stock dividends	(720)	(4,130)	(2,690)	(8,066)
Loss on retirement of preferred stock	-	-	(5,784)	-
Net income available to common stockholders	$1,824	$25,385	$3,591	$58,903

Earnings per common share and dividends:
Basic earnings per common share	$0.18	$2.50	$0.35	$5.81
Diluted earnings per common share	$0.17	$2.49	$0.34	$5.80
Common stock dividends per common share	$0.05	$0.05	$0.10	$0.10
See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
	For the Six Months Ended
	June 30, 2010		June 30, 2009
	Shares	Amount	Shares	Amount
	(in thousands)
Preferred stock:
Balance, beginning of period	58	$57,578	9	$9,200
Issuance of Series C preferred stock	-	-	31	30,800
Balance, end of period	58	$57,578	40	$40,000
Common stock:
Balance, beginning of period	10,142	$10,142	10,132	$10,132
Issuance of Class C common stock	121	121	6	6
Exercise of stock options and SARs	13	13	-	-
Balance, end of period	10,276	$10,276	10,138	$10,138
Additional paid-in capital:
Balance, beginning of period		$97,090		$95,572
Stock-based compensation expense		1,507		1,543
Issuance of Class C common stock		22		11
Excercise, vesting and cancelation of stock options, SARs and restricted stock		306		(1,165)
Balance, end of period		$98,925		$95,961
Retained earnings/(accumulated deficit):
Balance, beginning of period		$28,127		$(52,144)
Net income attributable to Farmer Mac		12,065		66,969
Cash dividends:
Preferred stock, Series B ($8.33 per share)		(1,250)		(7,476)
Preferred stock, Series C ($12.50 per share)		(1,440)		(590)
Common stock ($0.05 per share)		(1,020)		(1,014)
Loss on retirement of preferred stock		(5,784)		-
Cumulative effect of adoption of new accounting standard, net of tax		2,679		-
Balance, end of period		$33,377		$5,745
Accumulated other comprehensive income/(loss):
Balance, beginning of period		$3,254		$(47,412)
Change in unrealized gain on available-for-sale securities, net of tax and reclassification adjustments		28,163		34,776
Change in unrealized gain on financial derivatives, net of tax and reclassification adjustments		52		90
Balance, end of period		$31,469		$(12,546)
Total Stockholders' Equity		$231,625		$139,298
Non-controlling interest:
Balance, beginning of period		$-		$-
Preferred stock - Farmer Mac II LLC		241,853		-
Balance, end of period		$241,853		$-
Total Equity		$473,478		$139,298

Comprehensive income:
Net income		$21,679		$66,969
Changes in accumulated other comprehensive income, net of tax		28,215		34,866
Comprehensive income		49,894		101,835
Less: Comprehensive income attributable to non-controlling interest		9,614		-
Total comprehensive income		$40,280		$101,835

See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Six Months Ended
	June 30, 2010	June 30, 2009
	(in thousands)
Cash flows from operating activities:
Net income	$21,679	$66,969
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Net amortization of premiums and discounts on loans, investments, and Farmer Mac and USDA Guaranteed Securities	6,150	2,207
Amortization of debt premiums, discounts and issuance costs	3,033	8,116
Proceeds from repayment and sale of trading investment securities	400	472
Purchases of loans held for sale	(293,003)	(53,045)
Proceeds from repayment of loans held for sale	46,835	16,117
Net change in fair value of trading securities, financial derivatives and loans held for sale	(5,288)	(77,939)
Amortization of transition adjustment on financial derivatives	80	89
Other-than-temporary impairment losses	-	2,373
Gains on sale of loans and Farmer Mac Guaranteed Securities	-	(1,581)
Gains on the sale of available-for-sale investments securities	(240)	(2,850)
Total provision/(recoveries) for losses	2,555	(169)
Deferred income taxes	(3,347)	37,164
Stock-based compensation expense	1,508	1,543
(Increase)/decrease in interest receivable	(5,438)	19,262
Decrease in guarantee and commitment fees receivable	18,437	5,026
(Increase)/decrease in other assets	(2,576)	42,734
Increase/(decrease) in accrued interest payable	13,351	(1,711)
Decrease in other liabilities	(19,294)	(7,686)
Net cash (used in)/provided by operating activities	(215,158)	57,091
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(306,239)	-
Purchases of Farmer Mac Guaranteed Securities	(216,302)	(949,480)
Purchases of loans held for investment	(19,924)	(14,670)
Purchases of defaulted loans	(3,403)	(5,602)
Proceeds from repayment of available-for-sale investment securities	112,337	129,265
Proceeds from repayment of Farmer Mac Guaranteed Securities	202,526	137,572
Proceeds from repayment of loans held for investment	142,328	34,252
Proceeds from sale of available-for-sale investment securities	69,175	153,100
Proceeds from sale of trading securities - fair value option	5,013	-
Proceeds from sale of Farmer Mac Guaranteed Securities	12,906	17,224
Proceeds from sale of loans	-	358,953
Net cash used in investing activities	(1,583)	(139,386)
Cash flows from financing activities:
Proceeds from issuance of discount notes	31,919,565	27,760,730
Proceeds from issuance of medium-term notes	1,006,272	2,074,185
Payments to redeem discount notes	(32,095,725)	(27,974,911)
Payments to redeem medium-term notes	(908,590)	(1,715,000)
Tax benefit from tax deduction in excess of compensation cost recognized	747	-
Payments to third parties on debt securities of consolidated trusts	(113,749)	-
Proceeds from common stock issuance	168	17
Issuance costs on retirement of preferred stock	(5,784)	-
Proceeds from preferred stock issuance - Farmer Mac II LLC	241,853	-
Proceeds from preferred stock issuance	-	30,800
Retirement of Series B Preferred stock	(144,216)	-
Dividends paid - Non-controlling interest - preferred stock	(9,551)	-
Dividends paid on common and preferred stock	(3,710)	(9,080)
Net cash (used in)/ provided by financing activities	(112,720)	166,741
Net (decrease)/increase in cash and cash equivalents	(329,461)	84,446
Cash and cash equivalents at beginning of period	654,794	278,412
Cash and cash equivalents at end of period	$325,333	$362,858
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.	Accounting Policies

The interim unaudited condensed consolidated financial statements of the Federal Agricultural Mortgage Corporation (“Farmer Mac” or the “Corporation”) and subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  These interim unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Farmer Mac for the interim periods presented.  Certain information and footnote disclosures normally included in the annual consolidated financial statements have been condensed or omitted as permitted by SEC rules and regulations.  The December 31, 2009 condensed consolidated balance sheet presented in this report has been derived from the Corporation’s audited 2009 consolidated financial statements.  Management believes that the disclosures are adequate to present fairly the condensed consolidated financial statements as of the dates and for the periods presented.  These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited 2009 consolidated financial statements of Farmer Mac included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010 (as updated by the Current Report on Form 8-K filed with the SEC on August 4, 2010).  Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year.  Below is a summary of Farmer Mac’s significant accounting policies.

(a)    Cash and Cash Equivalents and Statements of Cash Flows

Farmer Mac considers highly liquid investment securities with maturities at the time of purchase of three months or less to be cash equivalents.  The carrying value of cash and cash equivalents is a reasonable estimate of their fair value.  Changes in the balance of cash and cash equivalents are reported in the condensed consolidated statements of cash flows.  The following table sets forth information regarding certain cash and non-cash transactions for the six months ended June 30, 2010 and 2009.

	For the Six Months Ended
	June 30, 2010	June 30, 2009
	(in thousands)
Cash paid during the period for:
Interest	$37,989	$42,465
Income taxes	12,000	10,000
Non-cash activity:
Real estate owned acquired through foreclosure	3,580	40,955
Loans acquired and securitized as Farmer Mac Guaranteed Securities	1,288	17,224
Consolidation of Farmer Mac I Guaranteed Securities from off-balance sheet to loans held for investment in consolidated trusts	1,401,659	-
Consolidation of Farmer Mac I Guaranteed Securities from off-balance sheet to debt securities of consolidated trusts held by third parties	1,401,659	-
Transfers of available-for-sale Farmer Mac I Guaranteed Securities to loans held for investment in consolidated trusts, upon the adoption of new consolidation guidance	5,385	-
Transfers of trading Farmer Mac Guaranteed Securities - Rural Utilities to loans held for investment in consolidated trusts, upon the adoption of new consolidation guidance	451,448	-
Deconsolidation of loans held for investment in consolidated trusts - transferred to off- balance sheet Farmer Mac I Guaranteed Securities	414,462	-
Deconsolidation of debt securities of consolidated trusts held by third parties - transferred to off- balance sheet Farmer Mac I Guaranteed Securities	414,462	-
Transfers of Farmer Mac I Guaranteed Securities to loans held for sale	-	288,012
Transfers of loans held for investment to loans held for sale	-	617,072

(b)     Allowance for Losses

As of June 30, 2010, Farmer Mac maintained an allowance for losses to cover estimated probable losses on loans held and loans underlying LTSPCs, Farmer Mac I Guaranteed Securities and Farmer Mac Guaranteed Securities – Rural Utilities.

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

The table below summarizes the components of Farmer Mac’s allowance for losses as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
	(in thousands)
Allowance for loan losses	$9,495	$6,292
Reserve for losses:
Off-balance sheet Farmer Mac I Guaranteed Securities	560	2,033
LTSPCs	8,910	5,862
Total allowance for losses	$18,965	$14,187

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for the three and six months ended June 30, 2010 and 2009:

	June 30, 2010			June 30, 2009
	Allowance		Total	Allowance		Total
	for Loan	Reserve	Allowance	for Loan	Reserve	Allowance
	Losses	for Losses	for Losses	Losses	for Losses	for Losses
	(in thousands)
For the Three Months Ended:
Beginning balance	$9,142	$6,427	$15,569	$13,228	$8,025	$21,253
Provision/(recovery) for losses	(1,870)	3,043	1,173	(5,693)	(529)	(6,222)
Charge-offs	-	-	-	(5,725)	-	(5,725)
Recoveries	2,223	-	2,223	-	-	-
Ending balance	$9,495	$9,470	$18,965	$1,810	$7,496	$9,306

For the Six Months Ended:
Beginning balance	$6,292	$7,895	$14,187	$10,929	$5,506	$16,435
Provision/(recovery) for losses	980	1,575	2,555	(2,159)	1,990	(169)
Charge-offs	-	-	-	(7,725)	-	(7,725)
Recoveries	2,223	-	2,223	765	-	765
Ending balance	$9,495	$9,470	$18,965	$1,810	$7,496	$9,306

Upon the adoption of the new consolidation guidance on January 1, 2010, Farmer Mac reclassified $2.0 million from the reserve for losses to the allowance for loan losses as a result of Farmer Mac being determined the primary beneficiary of certain VIEs with beneficial interests owned by third party investors.  In June 2010, Farmer Mac deconsolidated certain VIEs with beneficial interests owned by third party investors because Farmer Mac was no longer determined to be the primary beneficiary.  This deconsolidation did not result in a material reclassification from the allowance for loan losses to the reserve for losses during second quarter 2010.  Consolidated interests in VIEs with beneficial interests owned by third party investors are presented as “loans held for investment in consolidated trusts” on Farmer Mac’s condensed consolidated balance sheets.  Upon deconsolidation, Farmer Mac classifies these interests as off-balance sheet Farmer Mac Guaranteed Securities.

No allowance for losses has been provided for AgVantage securities, securities issued under the Farmer Mac II program (“Farmer Mac II Guaranteed Securities”), or USDA Guaranteed Securities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  As of June 30, 2010, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the credit quality of the obligors, as well as the underlying collateral.  As of June 30, 2010, Farmer Mac had not experienced any credit losses on any AgVantage securities.  The guaranteed portions (“USDA-guaranteed portions”) of certain agricultural, rural development, business & industry and community facilities loans presented as “USDA Guaranteed Securities,” as well as those USDA-guaranteed portions that collateralize Farmer Mac II Guaranteed Securities, are guaranteed by the United States Department of Agriculture (“USDA”).  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of June 30, 2010, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any USDA Guaranteed Securities held or on any Farmer Mac II Guaranteed Securities.

As of June 30, 2010, Farmer Mac individually analyzed $49.2 million of its $147.4 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values.  Farmer Mac evaluated the remaining $98.2 million of impaired assets for which updated valuations were not available in the aggregate in consideration of their similar risk characteristics and historical statistics.  Farmer Mac’s specific allowance for under-collateralized assets was $3.0 million as of June 30, 2010 and $0.6 million as of December 31, 2009.  Farmer Mac’s non-specific or general allowances were $16.0 million as of June 30, 2010 and $13.6 million as of December 31, 2009.

Farmer Mac recognized interest income of approximately $0.4 million and $0.9 million on impaired loans during the three and six months ended June 30, 2010, respectively, compared to $0.6 million and $1.7 million, respectively, during the same periods in 2009.  During the three and six months ended June 30, 2010, Farmer Mac’s average investment in impaired loans was $115.7 million and $124.3 million, respectively, compared to $142.4 million and $136.2 million, respectively, for the same periods in 2009.

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

The following tables summarize information related to Farmer Mac’s financial derivatives as of June 30, 2010 and December 31, 2009:

	June 30, 2010
							Weighted-
				Weighted-	Weighted-	Weighted-	Average
				Average	Average	Average	Remaining
	Notional	Fair Value		Pay	Receive	Forward	Life
	Amount	Asset	(Liability)	Rate	Rate	Price	(in years)
	(dollars in thousands)
Interest rate swaps:
Pay fixed callable	$45,121	$-	$(790)	5.67%	0.46%		7.37
Pay fixed non-callable	1,204,883	-	(127,543)	4.95%	0.40%		4.10
Receive fixed callable	345,000	36	(194)	0.12%	0.24%		0.40
Receive fixed non-callable	2,123,972	38,676	(234)	0.56%	1.62%		1.92
Basis swaps	221,012	-	(3,878)	1.71%	0.28%		2.19
Credit default swaps	30,000	342	-	1.00%	0.00%		1.56
Agency forwards	87,976	-	(825)			101.72
Treasury futures	10,700	-	(28)			122.29
Credit valuation adjustment	-	(1,933)	817
Total financial derivatives	$4,068,664	$37,121	$(132,675)

	December 31, 2009
							Weighted-
				Weighted-	Weighted-	Weighted-	Average
				Average	Average	Average	Remaining
	Notional	Fair Value		Pay	Receive	Forward	Life
	Amount	Asset	(Liability)	Rate	Rate	Price	(in years)
	(dollars in thousands)
Interest rate swaps:
Pay fixed callable	$65,686	$-	$(1,725)	5.70%	0.27%		7.78
Pay fixed non-callable	1,236,156	5	(99,913)	4.95%	0.26%		4.62
Receive fixed callable	300,000	236	-	0.09%	0.54%		0.76
Receive fixed non-callable	2,262,714	14,298	(2,815)	0.41%	1.80%		2.25
Basis swaps	262,177	294	(3,673)	1.63%	0.61%		2.39
Credit default swaps	30,000	-	(214)	1.00%	0.00%		2.14
Agency forwards	75,511	453	-			101.22
Treasury futures	20,500	3	-			115.47
Credit valuation adjustment	-	(249)	973
Total financial derivatives	$4,252,744	$15,040	$(107,367)

In the normal course of business, collateral requirements contained in Farmer Mac’s derivative contracts are enforced by Farmer Mac and its counterparties.  Upon enforcement of the collateral requirements, the amount of collateral posted is typically based on the net fair value of all derivative contracts with the counterparty, i.e., derivative assets net of derivative liabilities at the counterparty level.  If Farmer Mac were to be in violation of certain provisions of the derivative contracts, the related counterparty could request payment or full collateralization on the derivative contracts.  As of June 30, 2010, the fair value of Farmer Mac’s derivatives in a net liability position at the counterparty level, which includes accrued interest but excludes any adjustment for nonperformance risk, was $118.5 million.  As of June 30, 2010, Farmer Mac posted assets with a fair value of $37.1 million as collateral for its derivatives in net liability positions.  If Farmer Mac had breached certain provisions of the derivative contracts as of June 30, 2010, it could have been required to settle its obligations under the agreements or post additional collateral of $81.4 million.

The following table summarizes the effects of Farmer Mac’s financial derivatives on the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009:

	(Losses)/Gains on Financial Derivatives
	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(in thousands)

Interest rate swaps	$(14,624)	$21,720	$(19,390)	$24,380
Agency forwards	(1,339)	(199)	(1,938)	(1,078)
Treasury futures	(393)	84	(641)	75
Credit default swaps	561	-	405	-
	(15,795)	21,605	(21,564)	23,377
Amortization of derivatives transition adjustment	(45)	(77)	(80)	(138)
Total	$(15,840)	$21,528	$(21,644)	$23,239

As of June 30, 2010 and December 31, 2009, respectively, Farmer Mac had approximately $6,000 of net after-tax unrealized gains and $0.1 million of net after-tax unrealized losses on financial derivatives included in accumulated other comprehensive income related to the financial derivatives transition adjustment.  These amounts will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or the issuance of discount notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date.  Over the next 12 months, Farmer Mac estimates that $56,000 of unrealized losses currently reported in accumulated other comprehensive income will be reclassified into earnings.

As of June 30, 2010, Farmer Mac had outstanding basis swaps with Zions First National Bank, a related party, with total notional amount of $96.0 million and a fair value of $(3.7) million, compared to $105.2 million and $(3.7) million, respectively, as of December 31, 2009.  Under the terms of those basis swaps, Farmer Mac pays Constant Maturity Treasury-based rates and receives LIBOR.  Those swaps economically hedge most of the interest rate basis risk related to loans Farmer Mac purchases that pay a Constant Maturity Treasury based-rate and the discount notes Farmer Mac issues to fund the loan purchases (the pricing of discount notes is closely correlated to LIBOR rates).  Farmer Mac recorded unrealized losses on those outstanding basis swaps for three and six months ended June 30, 2010 of $0.1 million and $25,000 respectively, compared to unrealized gains of $0.8 million and $0.3 million, respectively, for the same periods in 2009.

(d)    Earnings Per Common Share

Basic earnings per common share are based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per common share are based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options, stock appreciation rights (“SARs”) and nonvested restricted stock awards.  The following schedule reconciles basic and diluted earnings per common share (“EPS”) for the three and six months ended June 30, 2010 and 2009:

	For the Three Months Ended
	June 30, 2010			June 30, 2009
	Net		$ per	Net		$ per
	Income	Shares	Share	Income	Shares	Share
	(in thousands, except per share amounts)
Basic EPS
Net income available to common stockholders	$1,824	10,210	$0.18	$25,385	10,138	$2.50
Effect of dilutive securities:
Stock options, SARs and restricted stock (1)		400	(0.01)		38	(0.01)
Diluted EPS	$1,824	10,610	$0.17	$25,385	10,176	$2.49

(1)
For the three months ended June 30, 2010 and 2009, stock options, SARs and nonvested restricted stock of 1,650,050 and 1,862,829, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive.  For the three months ended June 30, 2010, 126,000 contingent shares of nonvested restricted stock were outstanding but not included in the computation of diluted earnings per share because the performance conditions were not met.

	For the Six Months Ended
	June 30, 2010			June 30, 2009
	Net		$ per	Net		$ per
	Income	Shares	Share	Income	Shares	Share
	(in thousands, except per share amounts)
Basic EPS
Net income available to common stockholders	$3,591	10,177	$0.35	$58,903	10,136	$5.81
Effect of dilutive securities:
Stock options, SARs and restricted stock (1)		354	(0.01)		19	(0.01)
Diluted EPS	$3,591	10,531	$0.34	$58,903	10,155	$5.80
(1)
For the six months ended June 30, 2010 and 2009, stock options, SARs and nonvested restricted stock of 1,616,008 and 1,881,885, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive.  For the six months ended June 30, 2010, 104,250 contingent shares of nonvested restricted stock were outstanding but not included in the computation of diluted earnings per share because the performance conditions were not met.

(e)     Stock-Based Compensation

During 2008, Farmer Mac’s stockholders approved the 2008 Omnibus Incentive Compensation Plan that authorizes the grants of restricted stock, stock options and SARs, among other alternative forms of equity-based compensation, to directors, officers and other employees.  SARs awarded to officers and employees vest annually in thirds and SARs awarded to directors vest fully after approximately one year.  If not exercised or terminated earlier due to the termination of employment or service on the Board, SARs granted to officers or employees expire after ten years and those granted to directors expire after seven years.  For all SARs granted, the exercise price is equal to the closing price of the Class C Non-Voting Common Stock on the date of grant.  SARs granted during second quarter 2010 have exercise prices of $12.20 per share.  Restricted stock was awarded to directors during second quarter 2010 and vests fully after approximately one year.  Restricted stock awarded to officers during second quarter 2010 vests after approximately three years and only vests if certain performance conditions are met.  Restricted stock awards granted to both directors and officers are not issued until full vesting occurs.

For the three and six months ended June 30, 2010, Farmer Mac recognized $0.8 million and $1.5 million, respectively, of compensation expense related to stock options, SARs and restricted stock, compared to $0.9 million and $1.6 million, respectively, for the same periods in 2009.

The following tables summarize activity related to stock options, SARs and nonvested restricted stock awards for the three and six months ended June 30, 2010 and 2009:

	June 30, 2010		June 30, 2009
	Stock	Weighted-	Stock	Weighted-
	Options	Average	Options	Average
	and	Exercise	and	Exercise
	SARs	Price	SARs	Price
For the Three Months Ended:
Outstanding, beginning of period	1,799,465	$22.68	1,697,829	$24.66
Granted	247,000	12.20	165,000	5.93
Exercised	(21,331)	13.15	-	-
Canceled	(102,084)	20.88	(106,864)	22.12
Outstanding, end of period	1,923,050	$21.53	1,755,965	$23.06

For the Six Months Ended:
Outstanding, beginning of period	1,799,465	$22.68	2,237,711	$25.54
Granted	247,000	12.20	165,000	5.93
Exercised	(21,331)	13.15	-	-
Canceled	(102,084)	20.88	(646,746)	27.28
Outstanding, end of period	1,923,050	$21.53	1,755,965	$23.06

Stock options and SARs exercisable at the end of the period	1,433,792	$25.04	1,349,258	$25.51

	June 30, 2010		June 30, 2009
		Weighted-		Weighted-
	Nonvested	Average	Nonvested	Average
	Restricted	Grant-date	Restricted	Grant-date
	Stock	Fair Value	Stock	Fair Value
For the Three Months Ended:
Outstanding, beginning of period	200,548	$5.93	-	$-
Granted	111,085	12.28	200,548	5.93
Canceled	(11,599)	8.15	-	-
Vested and issued	(118,048)	5.93	-	-
Outstanding, end of period	181,986	$9.66	200,548	$5.93

For the Six Months Ended:
Outstanding, beginning of period	200,548	$5.93	-	$-
Granted	111,085	12.28	200,548	5.93
Canceled	(11,599)	8.15	-	-
Vested and issued	(118,048)	5.93	-	-
Outstanding, end of period	181,986	$9.66	200,548	$5.93

The cancellations of stock options, SARs and nonvested restricted stock during the first six months of 2010 were due to unvested SARs and nonvested restricted stock terminating in accordance with the provisions of the applicable plans upon directors’ or officers’ departures from Farmer Mac and vested options terminating unexercised on their expiration date.  The cancellations of stock options and SARs during the first six months of 2009 were due to unvested options or SARS terminating and the cancellation of a portion of vested options upon employees’ and officers’ departures from Farmer Mac.

For the three and six months ended June 30, 2010, the additional paid-in capital received from exercises of stock options and SARs and the vesting of restricted stock was $0.3 million.  The reduction of income taxes to be paid as a result of the deduction for exercises of stock options and SARs and the vesting or accelerated tax elections of restricted stock was $0.9 million for the three and six months ended June 30, 2010.  There were no exercises of stock options or SARS during the comparable periods in 2009.

The following tables summarize information regarding stock options, SARs and nonvested restricted stock outstanding as of June 30, 2010:

	Outstanding		Exercisable		Vested or Expected to Vest
		Weighted-		Weighted-		Weighted-
	Stock	Average	Stock	Average	Stock	Average
Range of	Options	Remaining	Options	Remaining	Options	Remaining
Exercise	and	Contractual	and	Contractual	and	Contractual
Prices	SARs	Life	SARs	Life	SARs	Life

$5.00 - $ 9.99	273,000	8.8 years	68,000	8.7 years	231,500	8.8 years
10.00 - 14.99	247,000	9.8 years	-	-	222,300	9.8 years
15.00 - 19.99	81,722	3.7 years	81,722	3.7 years	81,722	3.7 years
20.00 - 24.99	486,457	4.2 years	486,457	4.2 years	486,457	4.2 years
25.00 - 29.99	621,203	4.3 years	591,944	4.1 years	617,742	4.3 years
30.00 - 34.99	213,668	1.6 years	205,669	1.4 years	211,268	1.6 years
	1,923,050		1,433,792		1,850,989

	Outstanding		Expected to Vest
		Weighted-		Weighted-
Weighted-		Average		Average
Average	Nonvested	Remaining	Nonvested	Remaining
Grant-Date	Restricted	Contractual	Restricted	Contractual
Fair Value	Stock	Life	Stock	Life

$5.00 - $ 9.99	75,000	1.8 years	67,500	1.8 years
10.00 - 14.99	104,287	1.7 years	93,859	1.7 years
15.00 - 19.99	2,699	0.8 years	2,426	0.8 years
	181,986		163,785

The weighted-average grant date fair value of options and SARs granted during the six months ended June 30, 2010 and 2009 were $8.31 and $4.12 per share, respectively.  The weighted-average grant date fair value of nonvested shares granted during the six months ended June 30, 2010 and 2009 were $12.28 and $5.93 per share, respectively.  The fair values for SARs and stock options were estimated using the Black-Scholes option pricing model based on the following assumptions:

	2010	2009
Risk-free interest rate	3.3%	1.5%
Expected years until exercise	7 years	7 years
Expected stock volatility	88.3%	104.3%
Dividend yield	1.8%	3.4%

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

For those trusts where Farmer Mac has a variable interest but has not been determined to be the primary beneficiary, Farmer Mac’s interests are recorded as either Farmer Mac Guaranteed Securities or Investment Securities.  Farmer Mac’s involvement in on-balance sheet VIEs classified as Farmer Mac Guaranteed Securities include securitization trusts under the Farmer Mac II program and trusts related to the AgVantage program.  In the case of Farmer Mac II trusts, Farmer Mac was not determined to be the primary beneficiary because it does not have the decision-making power over default mitigation activities.  For the AgVantage trusts, Farmer Mac currently does not have the power to direct the activities that have the most significant economic impact to the trust unless, as guarantor, there is a default by the issuer of the trust securities.  Should there be a default, Farmer Mac would reassess whether it is primary beneficiary of those trusts.  For VIEs classified as Investment Securities, which include asset-backed securities and GSE-guaranteed mortgage-backed securities, Farmer Mac was determined not to be the primary beneficiary because of the lack of voting rights or other powers to direct the activities of the trust.  As of June 30, 2010, the Farmer Mac Guaranteed Securities trusts and Investment Securities trusts have carrying amounts on the condensed consolidated balance sheet totaling $74.7 million and $434.4 million, respectively, which is Farmer Mac’s maximum exposure to loss.  In addition, Farmer Mac has a variable interest in off-balance sheet VIEs, which include a guarantee of timely payment of principal and interest, totaling $3.3 billion as of June 30, 2010.

(h)    New Accounting Standards

Accounting for Transfers of Financial Assets

On December 23, 2009, the FASB issued an Accounting Standards Update (“ASU”), which codifies recent accounting guidance related to transfers of financial assets.  The new guidance eliminates the concept of a QSPE, changes the requirements for derecognizing financial assets and enhances information reported to financial statement users by increasing the transparency or disclosures about transfers of financial assets and an entity’s continuing involvement with transferred financial assets.  Farmer Mac adopted the ASU on January 1, 2010 and the impact of adoption was not material to Farmer Mac’s financial position, results of operations or cash flows.

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

Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset

On April 29, 2010, the FASB issued ASU 2010-18, Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset, which established that modifications of loans that are accounted for within a pool under the guidance for acquisitions of credit-impaired loans do not result in the removal of those loans from the pool, even if the modification of those loans would otherwise be considered a troubled debt restructuring.  Loans accounted for individually under the guidance for acquisitions of credit-impaired loans continue to be subject to the accounting provisions for troubled debt restructurings.  The ASU is effective for third quarter 2010 reporting.  Adoption of ASU 2010-18 will not have a material effect on Farmer Mac’s financial position, results of operations or cash flows.

Credit Quality of Financing Receivables and the Allowance for Credit Losses

On July 21, 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires more robust and disaggregated disclosures to assist financial statement users in understanding more clearly an entity’s credit risk exposures to finance receivables and the related allowance for credit losses.  The new and amended disclosure requirements focus on five areas:  nonaccrual and past due loans; allowance for credit losses; impaired loans; credit quality information; and modifications.  The disclosures that relate to information as of the end of a reporting period will be effective for periods ending on or after December 15, 2010 and information related to activity that occurs during a reporting period will be effective for the first interim or annual period beginning after December 15, 2010.  Since ASU 2010-20 only requires additional disclosures, it will not have an impact on Farmer Mac’s financial position, results of operations or cash flows.

(i)       Reclassifications

Certain reclassifications of prior period information were made to conform to the current period presentation.

Note 2.	Investment Securities

The following tables present the amortized cost and estimated fair values of Farmer Mac’s investments as of June 30, 2010 and December 31, 2009.

	June 30, 2010
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$74,100	$-	$(10,756)	$63,344
Floating rate asset-backed securities	19,271	4	(11)	19,264
Floating rate corporate debt securities	197,821	292	(2,197)	195,916
Floating rate Government/GSE guaranteed mortgage-backed securities	405,477	3,084	(270)	408,291
Fixed rate GSE guaranteed mortgage-backed securities	5,055	368	-	5,423
Floating rate GSE subordinated debt	70,000	-	(14,855)	55,145
Fixed rate GSE preferred stock	80,160	6,926	-	87,086
Fixed rate senior agency debt	5,490	2	-	5,492
Fixed rate U.S. Treasuries	335,191	224	-	335,415
Total available-for-sale	1,192,565	10,900	(28,089)	1,175,376

Trading:
Floating rate asset-backed securities	6,307	-	(4,895)	1,412
Fixed rate GSE preferred stock	84,202	-	(3,658)	80,544
Total trading	90,509	-	(8,553)	81,956
Total investment securities	$1,283,074	$10,900	$(36,642)	$1,257,332

	December 31, 2009
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$74,100	$-	$(1,216)	$72,884
Floating rate asset-backed securities	58,157	26	(40)	58,143
Floating rate corporate debt securities	246,758	267	(1,420)	245,605
Floating rate Government/GSE guaranteed mortgage-backed securities	404,452	1,188	(1,419)	404,221
Fixed rate GSE guaranteed mortgage-backed securities	6,248	289	-	6,537
Floating rate GSE subordinated debt	70,000	-	(22,438)	47,562
Fixed rate GSE preferred stock	90,543	-	(1,332)	89,211
Fixed rate U.S. Treasuries	117,810	-	(50)	117,760
Total available-for-sale	1,068,068	1,770	(27,915)	1,041,923

Trading:
Floating rate asset-backed securities	6,708	-	(4,884)	1,824
Fixed rate GSE preferred stock	89,637	-	(1,489)	88,148
Total trading	96,345	-	(6,373)	89,972
Total investment securities	$1,164,413	$1,770	$(34,288)	$1,131,895

During the three and six months ended June 20, 2010, Farmer Mac did not recognize in earnings any other-than-temporary impairment charges, compared to charges of $1.0 million and $1.1 million for the same periods in 2009.  The other-than-temporary impairment charges in 2009 were related to investments in CIT Group, Inc corporate debt securities and Fannie Mae floating rate preferred stock.

During the three months ended June 30, 2010, Farmer Mac did not receive any proceeds from the sale of securities from its available-for-sale investment portfolio, compared to proceeds of $8.6 million for the same period in 2009, resulting in gross realized losses of $0.3 million.  During the six months ended June 30, 2010, Farmer Mac received proceeds of $69.2 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $0.4 million and gross realized losses of $0.2 million, compared to proceeds of $153.1 million for the same period in 2009, resulting in gross realized gains of $3.2 million and gross realized losses of $0.3 million.

As of June 30, 2010 and December 31, 2009, unrealized losses on available-for-sale investment securities were as follows:

	June 30, 2010
	Available-for-Sale Securities
	Unrealized loss position for		Unrealized loss position
	less than 12 months		more than 12 months
		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss
	(in thousands)

Floating rate corporate debt securities	$38,543	$(49)	$107,820	$(2,148)
Floating rate asset-backed securities	5,249	(1)	5,042	(10)
Floating rate auction-rate certificates backed by Government guaranteed student loans	-	-	63,344	(10,756)
Floating rate Government/GSE guaranteed mortgage-backed securities	73,596	(47)	30,724	(223)
Floating rate GSE subordinated debt	-	-	55,145	(14,855)
Fixed rate senior agency debt	-	-	-	-
Fixed rate U.S. Treasuries	-	-	-	-
Total	$117,388	$(97)	$262,075	$(27,992)

	December 31, 2009
	Available-for-Sale Securities
	Unrealized loss position for		Unrealized loss position
	less than 12 months		more than 12 months
		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss
	(in thousands)

Floating rate corporate debt securities	$-	$-	$182,745	$(1,420)
Floating rate asset-backed securities	-	-	17,319	(40)
Floating rate auction-rate certificates backed by Government guaranteed student loans	-	-	72,884	(1,216)
Floating rate Government/GSE guaranteed mortgage-backed securities	116,754	(645)	121,877	(774)
Floating rate GSE subordinated debt	-	-	47,562	(22,438)
Fixed rate GSE preferred stock	89,211	(1,332)	-	-
Fixed rate U.S. Treasuries	117,760	(50)	-	-
Total	$323,725	$(2,027)	$442,387	$(25,888)

The temporary unrealized losses presented above are principally due to a general widening of credit spreads from the dates of acquisition to June 30, 2010 and December 31, 2009, as applicable.  The resulting decreases in fair values reflect an increase in the perceived risk by the financial markets related to those securities.  As of June 30, 2010, all of the investment securities in an unrealized loss position were rated at least “A” by a nationally recognized statistical rating organization.  As of December 31, 2009, all of the investment securities in an unrealized loss position were rated at least “A,” except one that was not rated.  The unrealized losses were on 51 and 86 individual investment securities as of June 30, 2010 and December 31, 2009, respectively.

As of June 30, 2010, 41 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $28.0 million.  As of December 31, 2009, 73 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $25.9 million.  Securities in unrealized loss positions 12 months or more have a fair value as of June 30, 2010 that is, on average, approximately 90 percent of their amortized cost basis.  Farmer Mac believes that all these unrealized losses are recoverable within a reasonable period of time through changes in credit spreads or maturity and expects to recover the amortized cost basis of these securities.  Accordingly, Farmer Mac has concluded that none of the unrealized losses on these available-for-sale investment securities represent other-than-temporary impairment as of June 30, 2010.  Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

Farmer Mac did not own any held-to-maturity investments as of June 30, 2010 and 2009.  As of June 30, 2010, Farmer Mac owned trading investments with an amortized cost of $90.5 million, a fair value of $82.0 million, and a weighted-average yield of 8.10 percent.  The amortized cost, fair value and weighted-average yield of investments by remaining contractual maturity for available-for-sale investment securities as of June 30, 2010 are set forth below.  Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

	Investment Securities Available-for-Sale
	as of June 30, 2010
	Amortized		Weighted-
	Cost	Fair Value	Average Yield
	(dollars in thousands)

Due within one year	$374,289	$374,486	0.35%
Due after one year through five years	176,535	174,617	0.62%
Due after five years through ten years	99,355	100,120	2.74%
Due after ten years	542,386	526,153	2.78%
Total	$1,192,565	$1,175,376	1.69%

Note 3.	Farmer Mac Guaranteed Securities and USDA Guaranteed Securities

The following table sets forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Guaranteed Securities as of June 30, 2010 and December 31, 2009.

	June 30, 2010
	Available-
	for-Sale	Trading	Total
	(in thousands)
Farmer Mac I	$47,821	$-	$47,821
Farmer Mac II	40,436	-	40,436
Rural Utilities	1,629,883	-	1,629,883
Farmer Mac Guaranteed Securities	1,718,140	-	1,718,140
USDA Guaranteed Securities	880,424	386,496	1,266,920
Total	$2,598,564	$386,496	$2,985,060

Amortized cost	$2,543,878	$382,357	$2,926,235
Unrealized gains	56,187	4,369	60,556
Unrealized losses	(1,501)	(230)	(1,731)
Fair value	$2,598,564	$386,496	$2,985,060

	December 31, 2009
	Available-
	for-Sale	Trading	Total
	(in thousands)
Farmer Mac I	$56,864	$-	$56,864
Farmer Mac II	764,792	422,681	1,187,473
Rural Utilities	1,703,211	451,448	2,154,659
Total	$2,524,867	$874,129	$3,398,996

Amortized cost	$2,493,644	$817,631	$3,311,275
Unrealized gains	39,657	56,569	96,226
Unrealized losses	(8,434)	(71)	(8,505)
Fair value	$2,524,867	$874,129	$3,398,996

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

On January 25, 2010, Farmer Mac contributed substantially all of the assets, in excess of $1.1 billion, comprising the Farmer Mac II program to Farmer Mac’s subsidiary, Farmer Mac II LLC.  The assets that Farmer Mac contributed to Farmer Mac II LLC consisted primarily of USDA-guaranteed portions that had not been securitized by Farmer Mac (i.e., transferred to a trust whereby Farmer Mac II Guaranteed Securities were issued) but also included $35.0 million of Farmer Mac II Guaranteed Securities.  Farmer Mac did not guarantee the timely payment of principal and interest on the $1.1 billion of contributed USDA-guaranteed portions and will provide a guarantee in connection with the issuance of Farmer Mac II Guaranteed Securities only to the extent that either Farmer Mac or Farmer Mac II LLC is approached or referred by an investor.  Farmer Mac will not issue Farmer Mac II Guaranteed Securities to Farmer Mac II LLC in the future.  The contributed USDA-guaranteed portions had previously been presented as Farmer Mac II Guaranteed Securities on the condensed consolidated financial statements of Farmer Mac and are now presented as USDA Guaranteed Securities on the condensed consolidated balance sheets.  The assets of Farmer Mac II LLC would be available to creditors of Farmer Mac only after all obligations owed to creditors of and equity holders in Farmer Mac II LLC had been satisfied.

The temporary unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to June 30, 2010 and December 31, 2009, as applicable.  As of June 30, 2010 and December 31, 2009, the unrealized losses presented above are related to Farmer Mac II and USDA Guaranteed Securities, which are backed by the full faith and credit of the United States.  Therefore, Farmer Mac has concluded that none of the unrealized losses on its available-for-sale Farmer Mac Guaranteed Securities represents an other-than-temporary impairment as of June 30, 2010 and December 31, 2009.  Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

Farmer Mac realized no gains or losses from the sale of Farmer Mac and USDA Guaranteed Securities for the three and six months ended June 30, 2010 and 2009.

The table below presents a sensitivity analysis for the Corporation’s on-balance sheet Farmer Mac and USDA Guaranteed Securities as of June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009
	(dollars in thousands)
Fair value of beneficial interests retained in Farmer Mac and USDA Guaranteed Securities	$2,985,060	$3,398,996

Weighted-average remaining life (in years)	3.2	3.7

Weighted-average prepayment speed (annual rate)	6.0%	3.8%
Effect on fair value of a 10% adverse change	$(1,188)	$(18)
Effect on fair value of a 20% adverse change	$(2,295)	$(36)

Weighted-average discount rate	2.7%	2.8%
Effect on fair value of a 10% adverse change	$(15,735)	$(22,081)
Effect on fair value of a 20% adverse change	$(31,756)	$(44,531)

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

The table below presents the outstanding principal balances for Farmer Mac loans, LTSPCs and Farmer Mac and USDA Guaranteed Securities as of June 30, 2010 and December 31, 2009.

Outstanding Balance of Farmer Mac Loans and Loans Underlying
Farmer Mac and USDA Guaranteed Securities and LTSPCs
	June 30,	December 31,
	2010	2009
	(in thousands)
On-balance sheet:
Farmer Mac I:
Loans	$844,227	$733,422
Loans held in trusts:
Beneficial interests owned by Farmer Mac	4,369	5,307
Beneficial interests owned by third party investors	880,035	-
Farmer Mac Guaranteed Securities - AgVantage	43,550	48,800
Farmer Mac II:
USDA Guaranteed Securities	1,218,329	-
Farmer Mac Guaranteed Securities	41,756	1,164,996
Rural Utilities:
Loans	165,388	28,644
Loans held in trusts:
Beneficial interests owned by Farmer Mac	406,679	412,948
Farmer Mac Guaranteed Securities - AgVantage	1,587,200	1,675,000
Total on-balance sheet	$5,191,533	$4,069,117

Off-balance sheet:
Farmer Mac I:
AgVantage	$2,945,000	$2,945,000
LTSPCs	1,739,979	2,165,706
Farmer Mac Guaranteed Securities	826,910	1,492,239
Farmer Mac II:
Farmer Mac Guaranteed Securities	40,860	34,802
Rural Utilities:
AgVantage	14,393	14,240
Total off-balance sheet	$5,567,142	$6,651,987
Total	$10,758,675	$10,721,104

When particular criteria are met, such as the default of the borrower, Farmer Mac becomes entitled to purchase the defaulted loans underlying Farmer Mac Guaranteed Securities (commonly referred to as “removal-of-account” provisions).  Farmer Mac records all such defaulted loans at their unpaid principal balance during the period in which Farmer Mac becomes entitled to purchase the loans and therefore regains effective control over the transferred loans.  Considering the low loan-to-value ratios in its portfolio, Farmer Mac believes that it is probable at the acquisition of these loans that it will be able to collect all contractually required payments receivable.  Subsequent to the purchase, such defaulted loans are treated as nonaccrual loans and, therefore, interest is accounted for on the cash basis.  Any decreases in expected cash flows are recognized as impairment.  The following table presents information related to Farmer Mac’s acquisition of defaulted loans for the three and six months ended June 30, 2010 and 2009 and the outstanding balances and carrying amounts of all such loans as of June 30, 2010 and December 31, 2009, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(in thousands)

Unpaid principal balance at acquisition date	$913	$572	$3,403	$5,637
Contractually required payments receivable	913	572	3,470	5,646
Impairment recognized subsequent to acquisition	359	5,725	1,740	7,725
Recovery/release of allowance for defaulted loans	2,924	-	2,924	-

	June 30,	December 31,
	2010	2009
	(in thousands)

Outstanding balance	$34,813	$50,409
Carrying amount	30,656	29,994

Net credit losses and 90-day delinquencies as of and for the periods indicated for Farmer Mac Guaranteed Securities, loans and LTSPCs are presented in the table below.  Information is not presented for loans underlying AgVantage securities, USDA Guaranteed Securities, Farmer Mac II Guaranteed Securities, or rural utilities loans held or underlying Farmer Mac Guaranteed Securities – Rural Utilities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  As of June 30, 2010, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the credit quality of the obligors, as well as the underlying collateral.  As of June 30, 2010, Farmer Mac had not experienced any credit losses on any AgVantage securities.  The USDA-guaranteed portions presented as USDA Guaranteed Securities, as well as those that collateralize Farmer Mac II Guaranteed Securities, are guaranteed by the United States Department of Agriculture.  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of June 30, 2010, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any USDA Guaranteed Securities or Farmer Mac II Guaranteed Securities.  As of June 30, 2010, there were no delinquencies and no probable losses inherent in Farmer Mac’s rural utilities loans held or in any Farmer Mac Guaranteed Securities – Rural Utilities.  As of June 30, 2010, Farmer Mac had not experienced any credit losses on any of those loans or securities.

	90-Day			Net Credit
	Delinquencies (1)			(Recoveries)/Losses (2)
	As of	As of	As of	For the Six Months Ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2010	2009	2009	2010	2009
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$38,709	$35,470	$23,546	$(1,926)	$6,960
Total on-balance sheet	$38,709	$35,470	$23,546	$(1,926)	$6,960
Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$17,302	$14,056	$18,761	$-	$-
Guaranteed Securities	-	-	-	-	-
Total off-balance sheet	$17,302	$14,056	$18,761	$-	$-
Total	$56,011	$49,526	$42,307	$(1,926)	$6,960

(1)
Includes loans and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, restructured after delinquency, and in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

(2)	Includes loans and loans underlying Farmer Mac I Guaranteed Securities, LTSPCs and REO.

Note 4.	Comprehensive Income

Comprehensive income represents all changes in stockholders’ equity except those resulting from investments by or distributions to stockholders, and is comprised primarily of net income and unrealized gains and losses on securities available-for-sale, net of related taxes.  The following table sets forth Farmer Mac’s comprehensive income for the three and six months ended June 30, 2010 and 2009:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(in thousands)

Net income	$8,090	$29,515	$21,679	$66,969
Available-for-sale securities, net of tax:
Net unrealized holding gains	23,853	32,178	28,353	33,941
Reclassification adjustment for realized losses/(gains)	-	835	(190)	835
Net change from available-for-sale securities (1)	23,853	33,013	28,163	34,776
Financial derivatives, net of tax:
Reclassification for amortization of financial derivatives transition adjustment (2)	29	50	52	90
Other comprehensive income, net of tax	23,882	33,063	28,215	34,866
Comprehensive income	31,972	62,578	49,894	101,835
Less: Comprehensive income attributable to non-controlling interest	5,546	-	9,614	-
Total comprehensive income	$26,426	$62,578	$40,280	$101,835

(1)
Unrealized gains on available for sale securities is shown net of income tax expense of $12.8 million and $17.8 million for the three months ended June 30, 2010 and 2009, respectively, and $15.3 million and $18.7 million for the six months ended June 30, 2010 and 2009, respectively.

(2)
Amortization of financial derivatives transition adjustment is shown net of income tax expense of $16,000 and $27,000 for the three months ended June 30, 2010 and 2009, respectively, and $28,000 and $48,000 for the six months ended June 30, 2010 and 2009, respectively.

The following table presents Farmer Mac’s accumulated other comprehensive income as of June 30, 2010 and December 31, 2009 and changes in the components of accumulated other comprehensive income for the three months ended June 30, 2010 and the year ended December 31, 2009.

	June 30,	December 31,
	2010	2009
	(in thousands)
Available-for-sale securities:
Beginning balance	$3,300	$(47,214)
Net unrealized gains, net of tax	28,163	50,514
Ending balance	$31,463	$3,300

Financial derivatives:
Beginning balance	$(46)	$(198)
Amortization of financial derivatives transition adjustment, net of tax	52	152
Ending balance	$6	$(46)
Accumulated other comprehensive income, net of tax	$31,469	$3,254

Note 5.	Off-Balance Sheet Guarantees and Long Term Standby Purchase Commitments

Farmer Mac offers approved lenders two credit enhancement alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans:  (1) Farmer Mac Guaranteed Securities, which are available through the Farmer Mac I program, the Farmer Mac II program or the Rural Utilities program, and (2) Long Term Standby Purchase Commitments (“LTSPCs”), which are available through the Farmer Mac I program or Rural Utilities program.  For securitization trusts where Farmer Mac is the primary beneficiary, as described in Note 1(g), the trust assets and liabilities are included on Farmer Mac’s condensed consolidated balance sheet.  Upon consolidation, Farmer Mac eliminates the portion of the guarantee and commitment fees receivable and guarantee and commitment obligations related to the consolidated trusts.  For the remainder of these transactions, or in the event of deconsolidation, both of these alternatives result in the creation of off-balance sheet obligations for Farmer Mac.  Farmer Mac accounts for these transactions and other financial guarantees in accordance with FASB guidance on accounting for guarantees.  Farmer Mac records, at the inception of a guarantee, a liability for the fair value of its obligation to stand ready to perform under the terms of each guarantee and an asset that is equal to the fair value of the fees that will be received over the life of each guarantee.  The fair values of the guarantee obligation and asset at inception are based on the present value of expected cash flows using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  Because the cash flows of these instruments may be interest rate path dependent, these values and projected discount rates are derived using a Monte Carlo simulation model.  The guarantee obligation and corresponding asset are subsequently amortized into guarantee and commitment fee income in relation to the decline in the unpaid principal balance on the underlying agricultural real estate mortgage and rural utilities loans.

Off-Balance Sheet Farmer Mac Guaranteed Securities

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  Proceeds from new securitizations during the six months ended June 30, 2010 and 2009 were $12.9 million and $17.2 million, respectively.  The following table summarizes cash flows received from and paid to trusts used for securitizations:

	For the Six Months Ended
	June 30, 2010	June 30, 2009
	(in thousands)
Proceeds from new securitizations	$12,906	$17,224
Guarantee fees received	2,620	5,858
Purchases of assets from the trusts	(2,323)	-
Servicing advances	(343)	7
Repayments of servicing advances	174	2

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of June 30, 2010 and December 31, 2009, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans.

Outstanding Balance of Off-Balance Sheet
Farmer Mac Guaranteed Securities
	June 30,	December 31,
	2010	2009
	(in thousands)
Farmer Mac I:
AgVantage	$2,945,000	$2,945,000
Farmer Mac Guaranteed Securities	826,910	1,492,239
Farmer Mac II Guaranteed Securities	40,860	34,802
Rural Utilities AgVantage	14,393	14,240
Total off-balance sheet Farmer Mac Guaranteed Securities	$3,827,163	$4,486,281

For those securities issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the condensed consolidated balance sheet.  This liability approximated $20.2 million as of June 30, 2010 and $33.9 million as of December 31, 2009.  Upon adoption of the new consolidation guidance on January 1, 2010, Farmer Mac eliminated $15.5 million of the guarantee and commitment obligation related to the consolidated trusts.  During second quarter 2010, Farmer Mac deconsolidated $414.5 million of certain securitization trusts created when loans subject to LTSPCs were converted to Farmer Mac I Guaranteed Securities because Farmer Mac was no longer determined to be the primary beneficiary when the counterparty to the transaction ceased being a related party as a result of changes to the membership of Farmer Mac’s board of directors.  This deconsolidation resulted in an increase to the guarantee and commitment obligation of $2.7 million as of June 30, 2010.  See Note 1(g) for more information.  As of June 30, 2010, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 14.1 years.  For information on Farmer Mac’s methodology for determining the reserve for losses on off-balance sheet Farmer Mac Guaranteed Securities, see Note 1(b).

In the future, Farmer Mac will provide a guarantee in connection with the issuance of Farmer Mac II Guaranteed Securities only to the extent that Farmer Mac or Farmer Mac II LLC is approached or referred by an investor. Farmer Mac will not issue Farmer Mac II Guaranteed Securities to Farmer Mac II LLC in the future.

LTSPCs

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

The maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $1.7 billion as of June 30, 2010 and $2.2 billion as of December 31, 2009.

As of June 30, 2010, the weighted-average remaining maturity of all loans underlying LTSPCs was 14.4 years.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the condensed consolidated balance sheet.  This liability approximated $12.5 million as of June 30, 2010 and $14.7 million as of December 31, 2009.

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

From fourth quarter 2004 through fourth quarter 2008, Farmer Mac paid a quarterly dividend of $0.10 per share on all classes of the Corporation’s common stock.  From first quarter 2009 through second quarter 2010, Farmer Mac paid a quarterly dividend of $0.05 per share on all classes of the Corporation’s common stock.  On August 5, 2010, Farmer Mac’s board of directors declared a quarterly dividend of $0.05 per share on the Corporation’s common stock that is scheduled to be paid on September 30, 2010.  Farmer Mac’s ability to declare and pay a dividend could be restricted if it failed to comply with regulatory capital requirements.

Preferred Stock

During 2010 and 2009, Farmer Mac had two series of preferred stock outstanding:

•
Series B preferred stock, which was newly issued on September 30, 2008 and on December 15, 2008, was temporary equity and is reported as Mezzanine Equity on the condensed consolidated balance sheets because it contained redemption features that, although remote, were not solely within the control of Farmer Mac, was repurchased and retired on January 25, 2010 such that none was outstanding on June 30, 2010; and

•	Series C preferred stock, which was newly issued during fourth quarter 2008 and during 2009, is a component of Stockholders’ Equity on the condensed consolidated balance sheets.

The Series C preferred stock was issued pursuant to an initiative under which any participant who used Farmer Mac for a credit enhancement or purchase transaction in excess of $20.0 million was required to purchase an equity interest in Farmer Mac in the form of shares of Series C preferred stock, thereby enabling Farmer Mac to raise additional capital to support its mission of providing liquidity and lending capacity to agricultural and rural utilities lenders.  Farmer Mac sold the 57,578 shares of Series C preferred stock without registration under the Securities Act of 1933, as amended, in reliance upon the exemption provided by Section 3(a)(2), for an aggregate purchase price of $57.6 million or $1,000 per share.  There were 57,578 shares of Series C preferred stock outstanding as of June 30, 2010, all held by the National Rural Utilities Cooperative Finance Corporation (“National Rural”).  This initiative that required participants to purchase Series C preferred stock ended in fourth quarter 2009.

Farmer Mac’s ability to declare and pay dividends on its outstanding preferred stock could be restricted if it failed to comply with regulatory capital requirements.  All series of Farmer Mac’s preferred stock are included as components of core capital for regulatory and statutory capital compliance measurements.

Non-Controlling Interest in Subsidiary

On January 25, 2010, Farmer Mac completed a private offering of $250.0 million aggregate face amount of securities issued by a newly formed Delaware statutory trust.  The trust securities represent undivided beneficial ownership interests in 250,000 shares of non-cumulative perpetual preferred stock (the “Company Preferred Stock”) of Farmer Mac’s subsidiary, Farmer Mac II LLC, a Delaware limited liability company.  The Company Preferred Stock has a liquidation preference of $1,000 per share.

The $250.0 million of proceeds from the offering were used by the trust to purchase the Company Preferred Stock from Farmer Mac.  Farmer Mac II LLC issued its Company Preferred Stock and its common equity interest to Farmer Mac as consideration for the contribution by Farmer Mac to Farmer Mac II LLC of substantially all of the assets, in excess of $1.1 billion, comprising the Farmer Mac II program business.  Farmer Mac used the proceeds from the sale of the Company Preferred Stock to the Trust to repurchase and retire Farmer Mac’s outstanding Series B preferred stock, which had an aggregate liquidation preference of $150.0 million, and for general corporate purposes.  The Company Preferred Stock is permanent equity of Farmer Mac II LLC and presented as “Non-controlling interest – preferred stock” within permanent equity on the consolidated balance sheets of Farmer Mac.

Statutory and Regulatory Capital Requirements

Farmer Mac is subject to, and as of June 30, 2010 was in compliance with, its three statutory and regulatory capital requirements:

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

As of June 30, 2010, Farmer Mac’s minimum and critical capital requirements were $235.4 million and $117.7 million, respectively, and Farmer Mac’s core capital level (common and preferred stock outstanding plus non-controlling interest – preferred stock, additional paid-in-capital and retained earnings) was $442.0 million, $206.6 million above the minimum capital requirement and $324.3 million above the critical capital requirement.  As of December 31, 2009, Farmer Mac’s minimum and critical capital requirements were $217.0 million and $108.5 million, respectively, and its actual core capital level was $337.2 million, $120.2 million above the minimum capital requirement and $228.7 million above the critical capital requirement.

Based on the risk-based capital stress test, Farmer Mac’s risk-based capital requirement as of June 30, 2010 was $29.9 million and Farmer Mac’s regulatory capital (core capital plus the allowance for losses) of $461.0 million exceeded that requirement by approximately $431.1 million.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters” for more information about proposed changes to the risk-based capital stress test applicable to Farmer Mac.

Note 7.	Fair Value Disclosure

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

For a significant portion of Farmer Mac’s investment portfolio, including most asset-backed securities, corporate debt securities, Government/GSE guaranteed mortgage-backed securities and preferred stock issued by GSEs, fair value is primarily determined using a reputable and nationally recognized third party pricing service.  The prices obtained are non-binding and generally representative of recent market trades.  The fair value of certain asset-backed and Government guaranteed mortgage-backed securities are estimated based on quotations from brokers or dealers.  Farmer Mac corroborates its primary valuation source by obtaining a secondary price from another independent third party pricing service.  Farmer Mac classifies these fair value measurements as level 2.

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

During first quarter 2010, Farmer Mac transferred its investments in the subordinated debt and preferred stock of CoBank, ACB and its investment in the preferred stock of AgFirst Farm Credit Bank, with par values of $70.0 million, $88.5 million and $88.0 million, respectively, as of December 31, 2009, from level 3 measurements to level 2 measurements.  Taking into consideration its own recently executed trades during first quarter 2010, along with an increase in observable trading activity for these securities, Farmer Mac determined that the best estimates of fair value for these securities as of March 31, 2010 and June 30, 2010 were the fair values provided by an independent third party pricing service.  Farmer Mac transferred these securities out of level 3 based on their fair values as of the beginning of the first quarter 2010.

Available-for-Sale and Trading Farmer Mac and USDA Guaranteed Securities

Farmer Mac estimates the fair value of its Farmer Mac and USDA Guaranteed Securities by discounting the projected cash flows of these instruments at projected interest rates.  The fair values are based on the present value of expected cash flows using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  Farmer Mac classifies these measurements as level 3 because there is limited market activity and therefore little or no price transparency.  On a sample basis, Farmer Mac corroborates the fair value of it Farmer Mac and USDA Guaranteed Securities by obtaining a secondary valuation from an independent third party service.

Upon the adoption of the new consolidation guidance on January 1, 2010, Farmer Mac was deemed to be the primary beneficiary of certain VIEs where Farmer Mac held beneficial interests in trusts used as vehicles for the securitization of agricultural real estate mortgage loans or rural utilities loans.  Prior to 2010, Farmer Mac presented these beneficial interests as “Farmer Mac Guaranteed Securities” on the condensed consolidated balance sheet and reported them at their fair value.  Upon consolidation, Farmer Mac transferred these assets from “Farmer Mac Guaranteed Securities” to “Loans held for investment in consolidated trusts.”  Going forward, these loans will be reported at their amortized cost and will no longer be included in recurring fair value measurements.  Farmer Mac transferred these securities out of level 3 based on their fair values as of the beginning of the quarterly reporting period.

Financial Derivatives

The fair value of exchange-traded U.S. Treasury futures is based on unadjusted quoted prices for identical financial instruments.  Farmer Mac classifies these fair value measurements as level 1.

Farmer Mac’s derivatives portfolio consists primarily of interest rate swaps, credit default swaps and forward sales contracts on the debt of other GSEs.  Farmer Mac estimates the fair value of these financial instruments based upon the counterparty valuations.  Farmer Mac internally values its derivative portfolio using a discounted cash flow valuation technique and obtains a secondary valuation for certain interest rate swaps to corroborate the counterparty valuations.  Farmer Mac also regularly reviews the counterparty valuations as part of the collateral exchange process.  Farmer Mac classifies these fair value measurements as level 2.

Certain basis swaps are nonstandard interest rate swap structures and are therefore internally modeled using significant assumptions and unobservable inputs, resulting in level 3 classification.  Farmer Mac uses a discounted cash flow valuation technique, using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discounted rates commensurate with the risks involved.

As of June 30, 2010 and December 31, 2009, the consideration of credit risk related to both Farmer Mac and the counterparties resulted in an adjustment to the valuations of Farmer Mac’s derivative portfolio of $(1.1) million and $0.7 million, respectively.  See Note 1(c) for further information regarding Farmer Mac’s derivative portfolio.

Nonrecurring Fair Value Measurements and Classification

Loans Held for Sale

Loans held for sale are reported at the lower of cost or fair value in the consolidated balance sheets.  Farmer Mac internally models the fair value of loans by discounting the projected cash flows of these instruments at projected interest rates.  The fair values are based on the present value of expected cash flows using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  The fair values of these instruments are classified as level 3 measurements.  As of June 30, 2010, Farmer Mac recorded an adjustment of $2.3 million to report loans held for sale at the lower of cost or fair value.  As of December 31, 2009, Farmer Mac recorded an adjustment of $0.1 million to report loans held for sale at the lower of cost or fair value.

Loans Held for Investment

Certain loans in Farmer Mac’s held for investment loan portfolio are measured at fair value when they are determined to be impaired.  Impaired loans are reported at fair value less estimated cost to sell.  The fair value of the loan is generally based on the fair value of the underlying property, which is determined by third-party appraisals when available.  When third-party appraisals are not available, fair value is estimated based on factors such as prices for comparable properties in similar geographical areas and/or assessment through observation of such properties.  Farmer Mac classifies these fair values as level 3 measurements.

Real Estate Owned

Farmer Mac initially records REO properties at fair value less costs to sell and subsequently records them at the lower of carrying value or fair value less costs to sell.  The fair value of REO is determined by third-party appraisals when available.  When third-party appraisals are not available, fair value is estimated based on factors such as prices for comparable properties in similar geographical areas and/or assessment through observation of such properties.  Farmer Mac classifies the REO fair values as level 3 measurements.

Fair Value Classification and Transfers

As of June 30, 2010, Farmer Mac’s assets and liabilities recorded at fair value include financial instruments valued at $3.2 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 45 percent of the total assets and 70 percent of financial instruments measured at fair value as of June 30, 2010.  As of December 31, 2009, Farmer Mac’s asset and liabilities recorded at fair value included financial instruments valued at $3.7 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 61 percent of the total assets and 80 percent of financial instruments measured at fair value as of December 31, 2009.

The following tables present information about Farmer Mac’s asset and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2010 and December 31, 2009, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value.

Assets and Liabilities Measured at Fair Value as of June 30, 2010

	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$-	$-	$63,344	$63,344
Floating rate asset-backed securities	-	19,264	-	19,264
Floating rate corporate debt securities	-	195,916	-	195,916
Floating rate Government/GSE guaranteed mortgage-backed securities	-	408,291	-	408,291
Fixed rate GSE guaranteed mortgage-backed securities	-	5,423	-	5,423
Floating rate GSE subordinated debt	-	55,145	-	55,145
Floating rate GSE preferred stock	-	87,086	-	87,086
U.S. Treasuries	335,415	-	-	335,415
Senior agency debt	-	5,492	-	5,492
Total available-for-sale	335,415	776,617	63,344	1,175,376
Trading:
Floating rate asset-backed securities	-	-	1,412	1,412
Fixed rate GSE preferred stock	-	80,544	-	80,544
Total trading	-	80,544	1,412	81,956
Total investment securities	335,415	857,161	64,756	1,257,332
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	-	-	47,821	47,821
Farmer Mac II	-	-	40,436	40,436
Rural Utilities	-	-	1,629,883	1,629,883
Total available-for-sale	-	-	1,718,140	1,718,140
Trading - Farmer Mac II	-	-	-	-
Total Farmer Mac Guaranteed Securities	-	-	1,718,140	1,718,140
USDA Guaranteed Securities:
Available-for-sale	-	-	880,424	880,424
Trading	-	-	386,496	386,496
Total USDA Guaranteed Securities	-	-	1,266,920	1,266,920
Financial derivatives	-	37,121	-	37,121
Total Assets at fair value	$335,415	$894,282	$3,049,816	$4,279,513
Liabilities:
Financial derivatives	$(28)	$(128,969)	$(3,678)	$(132,675)
Total Liabilities at fair value	$(28)	$(128,969)	$(3,678)	$(132,675)
Nonrecurring:
Assets:
Loans held for sale, at lower of cost or fair value	$-	$-	$163,065	$163,065
Loans held for investment, at fair value	-	-	4,256	4,256
Total Assets at fair value	$-	$-	$167,321	$167,321

Assets and Liabilities Measured at Fair Value as of December 31, 2009

	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$-	$-	$72,884	$72,884
Floating rate asset-backed securities	-	58,143	-	58,143
Floating rate corporate debt securities	-	245,605	-	245,605
Floating rate Government/GSE guaranteed mortgage-backed securities	-	404,221	-	404,221
Fixed rate GSE guaranteed mortgage-backed securities	-	6,537	-	6,537
Floating rate GSE subordinated debt	-	-	47,562	47,562
Fixed rate GSE preferred stock	-	-	89,211	89,211
U.S. Treasuries	117,760	-	-	117,760
Total available-for-sale	117,760	714,506	209,657	1,041,923
Trading:
Floating rate asset-backed securities	-	-	1,824	1,824
Fixed rate GSE preferred stock	-	-	88,148	88,148
Total trading	-	-	89,972	89,972
Total investment securities	117,760	714,506	299,629	1,131,895
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	-	-	56,864	56,864
Farmer Mac II	-	-	764,792	764,792
Rural Utilities	-	-	1,703,211	1,703,211
Total available-for-sale	-	-	2,524,867	2,524,867
Trading:
Farmer Mac II	-	-	422,681	422,681
Rural Utilities	-	-	451,448	451,448
Total trading	-	-	874,129	874,129
Total Farmer Mac Guaranteed Securities	-	-	3,398,996	3,398,996

Financial derivatives	3	15,037	-	15,040
Total Assets at fair value	$117,763	$729,543	$3,698,625	$4,545,931

Liabilities:
Financial derivatives	$-	$103,714	$3,653	$107,367
Total Liabilities at fair value	$-	$103,714	$3,653	$107,367
Nonrecurring:
Assets:
Loans held for sale	$-	$-	$28,505	$28,505
Total Assets at fair value	$-	$-	$28,505	$28,505

The following tables present additional information about assets and liabilities measured at fair value on a recurring and nonrecurring basis for which Farmer Mac has used significant level 3 inputs to determine fair value. Net transfers in and/or out of level 3 are based on the fair values of the assets and liabilities as of the beginning of the quarterly reporting period.

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended June 30, 2010

	Beginning Balance	Purchases, Sales, Issuances and Settlements, net	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Net Transfers In and/or Out	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$62,256	$-	$-	$1,088	$-	$63,344
Floating rate GSE subordinated debt	-	-	-	-	-	-
Fixed rate GSE preferred stock	-	-	-	-	-	-
Total available-for-sale investment securities	62,256	-	-	1,088	-	63,344
Trading:
Floating rate asset-backed securities(1)	1,452	(166)	126	-	-	1,412
Fixed rate GSE preferred stock	-	-	-	-	-	-
Total trading investment securities	1,452	(166)	126	-	-	1,412
Total investment securities	63,708	(166)	126	1,088	-	64,756
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	48,080	(1,508)	-	1,249	-	47,821
Farmer Mac II	39,692	502	-	242	-	40,436
Rural Utilities	1,706,155	(87,799)	-	11,527	-	1,629,883
Total available-for-sale	1,793,927	(88,805)	-	13,018	-	1,718,140
Trading:
Farmer Mac II	-	-	-	-	-	-
Rural Utilities	-	-	-	-	-	-
Total trading	-	-	-	-	-	-
Total Farmer Mac Guaranteed Securities	1,793,927	(88,805)	-	13,018	-	1,718,140
USDA Guaranteed Securities:
Available-for-sale	781,823	84,682	-	13,919	-	880,424
Trading(2)	407,844	(26,931)	5,583	-	-	386,496
Total USDA Guaranteed Securities	1,189,667	57,751	5,583	13,919	-	1,266,920
Total Assets at fair value	$3,047,302	$(31,220)	$5,709	$28,025	$-	$3,049,816
Liabilities:
Financial derivatives(3)	$(3,591)	$-	$(87)	$-	$-	$(3,678)
Total Liabilities at fair value	$(3,591)	$-	$(87)	$-	$-	$(3,678)
Nonrecurring:
Assets:
Loans held for sale, at lower of cost or fair value	$85,248	$-	$90	$-	$77,727	$163,065
Loans held for investment, at fair value	10,522	-	(584)	-	(5,682)	4,256
Total Assets at fair value	$95,770	$-	$(494)	$-	$72,045	$167,321

(1) Unrealized gains are attributable to assets still held as of June 30, 2010 and are recorded in gains on trading assets.
(2) Includes unrealized gains of $4.0 million attributable to assets still held as of June 30, 2010 that are recorded in gains on trading assets.
(3) Unrealized losses are attributable to liabilities still held as of June 30, 2010 and are recorded in (losses)/gains on financial derivatives.

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

(1) Unrealized gains/(losses) are attributable to assets still held as of June 30, 2009 and are recorded in gains on trading assets.
(2) Includes unrealized gains of approximately $4.9 million attributable to assets still held as of June 30, 2009 that are recorded in gains on trading assets.
(3) Unrealized gains are attributable to liabilities still held as of June 30, 2009 and are recorded in (losses)/gains on financial derivatives.

Level 3 Assets and Liabilities Measured at Fair Value for the Six Months Ended June 30, 2010

	Beginning Balance	Purchases, Sales, Issuances and Settlements, net	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Net Transfers In and/or Out	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$72,884	$-	$-	$(9,540)	$-	$63,344
Floating rate GSE subordinated debt	47,562	-	-	-	(47,562)	-
Fixed rate GSE preferred stock	89,211	-	-	-	(89,211)	-
Total available-for-sale investment securities	209,657	-	-	(9,540)	(136,773)	63,344
Trading:
Floating rate asset-backed securities(1)	1,824	(402)	(10)	-	-	1,412
Fixed rate GSE preferred stock	88,148	-		-	(88,148)	-
Total trading investment securities	89,972	(402)	(10)	-	(88,148)	1,412
Total investment securities	299,629	(402)	(10)	(9,540)	(224,921)	64,756
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	56,864	(5,265)	-	1,607	(5,385)	47,821
Farmer Mac II	764,792	197	-	(1,369)	(723,184)	40,436
Rural Utilities	1,703,211	(87,799)	-	14,471	-	1,629,883
Total available-for-sale	2,524,867	(92,867)	-	14,709	(728,569)	1,718,140
Trading:
Farmer Mac II	422,681	-		-	(422,681)	-
Rural Utilities	451,448	-	-	-	(451,448)	-
Total trading	874,129	-	-	-	(874,129)	-
Total Farmer Mac Guaranteed Securities	3,398,996	(92,867)	-	14,709	(1,602,698)	1,718,140
USDA Guaranteed Securities:
Available-for-sale	-	137,579	-	19,661	723,184	880,424
Trading(2)	-	(46,789)	10,604	-	422,681	386,496
Total USDA Guaranteed Securities	-	90,790	10,604	19,661	1,145,865	1,266,920
Total Assets at fair value	$3,698,625	$(2,479)	$10,594	$24,830	$(681,754)	$3,049,816
Liabilities:
Financial derivatives(3)	$(3,653)	$-	$(25)	$-	$-	$(3,678)
Total Liabilities at fair value	$(3,653)	$-	$(25)	$-	$-	$(3,678)
Nonrecurring:
Assets:
Loans held for sale, at lower of cost or fair value	$28,505	$-	$(2,184)	$-	$136,744	$163,065
Loans held for investment, at fair value	-	-	(668)	-	4,924	4,256
Total Assets at fair value	$28,505	$-	$(2,852)	$-	$141,668	$167,321
(1) Unrealized losses are attributable to assets still held as of June 30, 2010 and are recorded in gains on trading assets.
(2) Includes unrealized gains of $8.0 million attributable to assets still held as of June 30, 2010 that are recorded in gains on trading assets.
(3) Unrealized losses are attributable to liabilities still held as of June 30, 2010 and are recorded in (losses)/gains on financial derivatives.

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

(1) Unrealized gains are attributable to assets still held as of June 30, 2009 and are recorded in gains on trading assets.
(2) Includes unrealized losses of approximately $0.9 million attributable to assets still held as of June 30, 2009 that are recorded in gains on trading assets.
(3) Unrealized gains are attributable to liabilities still held as of June 30, 2009 and are recorded in (losses)/gains on financial derivatives.

Fair Value Option

FASB guidance on the fair value option for financial instruments permits entities to make a one-time irrevocable election to report financial instruments at fair value with changes in fair value recorded in earnings as the occur. One of the FASB’s stated objectives of this guidance was to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

Farmer Mac made no fair value option elections for the three and six months ended June 30, 2010 and 2009. For the three and six months ended June 30, 2010, Farmer Mac recorded net gains on trading assets of $4.9 million and $8.4 million, respectively, for changes in fair values of assets selected for the fair value option, compared to $(0.1) million and $31.5 million for the same periods ended June 30, 2009. These gains are presented as “Gains on trading assets” in the condensed consolidated statements of operations.

Disclosures about Fair Value of Financial Instruments

The following table sets forth the estimated fair values and the carrying amounts for financial assets, liabilities and guarantees and commitments as of June 30, 2010 and December 31, 2009 in accordance with FASB guidance on disclosures about fair value of financial instruments.

	June 30, 2010		December 31, 2009
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$325,333	$325,333	$654,794	$654,794
Investment securities	1,257,332	1,257,332	1,131,895	1,131,895
Farmer Mac Guaranteed Securities	1,718,140	1,718,140	3,398,996	3,398,996
USDA Guaranteed Securities	1,266,920	1,266,920	-	-
Loans	2,472,261	2,327,964	779,185	753,720

Financial derivatives	37,121	37,121	15,040	15,040
Interest receivable	72,616	72,616	67,178	67,178
Guarantee and commitment fees receivable:
LTSPCs	13,280	13,430	14,591	15,896
Farmer Mac Guaranteed Securities	20,467	23,149	36,135	39,120
Financial liabilities:
Notes payable:
Due within one year	3,225,846	3,226,745	3,665,282	3,662,898
Due after one year	2,382,859	2,269,421	1,964,526	1,908,713
Debt securities of consolidated trusts held by third parties	957,761	882,629	-	-
Financial derivatives	132,675	132,675	107,367	107,367
Accrued interest payable	52,913	52,913	39,562	39,562
Guarantee and commitment obligation:
LTSPCs	12,366	12,516	13,370	14,676
Farmer Mac Guaranteed Securities	17,564	20,246	30,865	33,850

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

Farmer Mac accomplishes its congressional mission of providing liquidity and lending capacity to rural lenders through three programs – Farmer Mac I, Farmer Mac II and Rural Utilities. Prior to first quarter 2010, Farmer Mac reported its financial results as a single segment using GAAP-basis income. Beginning in first quarter 2010, Farmer Mac revised its segment financial reporting, by using core earnings, a non-GAAP financial measure, to reflect the manner in which management has begun assessing the Corporation’s performance since the contribution of substantially all of the Farmer Mac II program business to a subsidiary, Farmer Mac II LLC. Farmer Mac uses core earnings to measure corporate economic performance and develop financial plans because, in management’s view, core earnings more accurately represents Farmer Mac’s economic performance, transaction economics and business trends. Core earnings differs from GAAP net income primarily by excluding unrealized gains or losses on financial derivatives and trading assets, lower of cost or fair value adjustments on loans held for sale and other items related to the retirement of preferred stock and the amortization of premiums on assets consolidated at fair value. This non-GAAP financial measure may not be similar to non-GAAP financial measures disclosed by other companies.

 The financial information presented below reflects the accounts of Farmer Mac and its subsidiaries on a consolidated basis. Accordingly, the core earnings for Farmer Mac’s reportable operating segments will differ from the stand-alone financial statements of Farmer Mac’s subsidiaries. These differences will be due to various factors, including the reversal of unrealized gains and losses related to fair value changes of trading assets and financial derivatives, as well as the allocation of certain expenses such as dividends and interest expense related to the issuance of capital and the incurrence of indebtedness managed at the corporate level. The allocation of general and administrative expenses that are not directly attributable to an operating segment may also result in differences. The assets of Farmer Mac’s subsidiary Farmer Mac II LLC would be available to creditors of Farmer Mac only after all obligations owed to creditors of and equity holders in Farmer Mac II LLC had been satisfied. As of June 30, 2010, Farmer Mac II LLC held assets with a fair value of $1.3 billion, had debt outstanding of $46.0 million, had preferred stock outstanding with a liquidation preference of $250.0 million, and had $1.0 billion of common stock outstanding, all of which is held by Farmer Mac.

Management has determined that the Corporation’s operations consist of three reportable segments – Farmer Mac I, Farmer Mac II and Rural Utilities. Farmer Mac uses these three segments to generate revenue and manage business risk, and each segment is based on distinct products and distinct business activities. In addition to these three program operating segments, a corporate segment is presented. That segment represents activity in Farmer Mac’s non-program investment portfolio and other corporate activities. The segment financial results include directly attributable revenues and expenses. Corporate charges for administrative expenses that are not directly attributable to an operating segment are allocated based on headcount.

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

Under the Farmer Mac II program, Farmer Mac II LLC purchases USDA-guaranteed portions of loans.  Farmer Mac currently operates only that part of the Farmer Mac II program that involves the guarantee of Farmer Mac II Guaranteed Securities, and only to the extent that either Farmer Mac or Farmer Mac II LLC is approached or referred by an investor.  Farmer Mac will not issue Farmer Mac II Guaranteed Securities to Farmer Mac II LLC in the future.

Under the Rural Utilities program, Farmer Mac’s business activities include loan purchases, guarantees and purchases of securities with respect to eligible rural utilities loans.  To date, all of the business under the Rural Utilities program has been with one lender, National Rural.

The following table presents core earnings for Farmer Mac’s reportable operating segments and a reconciliation to GAAP net income for the three and six months ended June 30, 2010 and 2009.  Farmer Mac has presented the financial information and disclosures for the prior periods to reflect the segment disclosures as if they had been in effect for all periods reported.

Core Earnings by Business Segment
For the Three Months Ended June 30, 2010

					Core	Reconciling	GAAP
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Earnings	Adjustments	Income
	(in thousands)
Interest income (1)	$27,081	$13,825	$13,987	$6,390	$61,283	$(3,956)	$57,327
Interest income related to consolidated trusts owned by third parties reclassed to guarantee fee income	(1,282)	-	-	-	(1,282)	1,282	-
Interest expense (2)	(18,210)	(11,262)	(11,342)	(3,638)	(44,452)	8,733	(35,719)
Net effective spread	7,589	2,563	2,645	2,752	15,549	6,059	21,608

Guarantee and commitment fees	5,450	50	1,492	-	6,992	(1,282)	5,710
Other income/(expense) (3)	411	-	-	(784)	(373)	(10,108)	(10,481)
Non-interest income/(loss)	5,861	50	1,492	(784)	6,619	(11,390)	(4,771)

Recoveries of loan losses	1,870	-	-	-	1,870	-	1,870

Reserve for losses	(3,043)	-	-	-	(3,043)	-	(3,043)
Other non-interest expense	(3,350)	(721)	(1,038)	(1,709)	(6,818)	-	(6,818)
Non-interest expense (4)	(6,393)	(721)	(1,038)	(1,709)	(9,861)	-	(9,861)

Income before income taxes	8,927	1,892	3,099	259	14,177	(5,331)	8,846
Income tax (expense)/benefit	(3,124)	(662)	(1,085)	2,249	(2,622)	1,866	(756)
Net income before dividends	5,803	1,230	2,014	2,508	11,555	(3,465)	8,090
Preferred stock dividends	-	-	-	(720)	(720)	-	(720)
Net income	5,803	1,230	2,014	1,788	10,835	(3,465)	7,370
Non-controlling interest	-	-	-	(5,546)	(5,546)	-	(5,546)
Segment core earnings	$5,803	$1,230	$2,014	$(3,758)	$5,289	$(3,465)	$1,824

Total assets at carrying value	$1,836,374	$1,324,674	$2,262,314	$1,676,128	$-	$-	$7,099,490
Total on- and off-balance sheet program assets at principal balance	7,288,389	1,300,944	2,173,660	-	-	-	10,762,993

Core Earnings by Business Segment
For the Three Months Ended June 30, 2009

					Core	Reconciling	GAAP
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Earnings	Adjustments	Income
	(in thousands)
Interest income (1)	$9,567	$11,656	$13,370	$7,049	$41,642	$108	$41,750
Interest expense (2)	(5,430)	(9,960)	(12,300)	(4,096)	(31,786)	9,937	(21,849)
Net effective spread	4,137	1,696	1,070	2,953	9,856	10,045	19,901

Guarantee and commitment fees	5,871	691	1,346	-	7,908	-	7,908
Other (expense)/income (3)	(93)	-	-	(2,591)	(2,684)	21,756	19,072
Non-interest income/(loss)	5,778	691	1,346	(2,591)	5,224	21,756	26,980

Recoveries of loan losses	5,693	-	-	-	5,693	-	5,693

Recoveries of losses	529	-	-	-	529	-	529
Other non-interest expense	(3,224)	(958)	(810)	(2,062)	(7,054)	-	(7,054)
Non-interest expense (4)	(2,695)	(958)	(810)	(2,062)	(6,525)	-	(6,525)

Income before income taxes	12,913	1,429	1,606	(1,700)	14,248	31,801	46,049
Income tax (expense)/benefit	(4,520)	(500)	(562)	178	(5,404)	(11,130)	(16,534)
Net income before dividends	8,393	929	1,044	(1,522)	8,844	20,671	29,515
Preferred stock dividends	-	-	-	(4,130)	(4,130)	-	(4,130)
Segment core earnings	$8,393	$929	$1,044	$(5,652)	$4,714	$20,671	$25,385

Total assets at carrying value	$814,717	$1,108,455	$1,885,496	$1,514,016	$-	$-	$5,322,684
Total on- and off-balance sheet program assets at principal balance	7,464,419	1,115,025	1,819,033	-	-	-	10,398,477

(1)	Includes reconciling adjustments for yield maintenance income and amortization of premiums on assets consolidated at fair value to reflect core earnings amounts.
(2)	Based on effective funding cost determined for each operating segment, including the expense related to interest rate swaps, which is included in "other income" on the GAAP financial statements.
(3)
Includes reconciling adjustments for the reclassification of yield maintenance and the expense related to interest rate swaps and fair value adjustments on loans held for sale and financial derivatives.

(4)	Includes directly attributable costs and an allocation of indirectly attributable costs based on headcount.

Core Earnings by Business Segment
For the Six Months Ended June 30, 2010

					Core	Reconciling	GAAP
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Earnings	Adjustments	Income
	(in thousands)
Interest income (1)	$55,763	$26,431	$27,940	$12,873	$123,007	$(4,948)	$118,059
Interest income related to consolidated trusts owned by third parties reclassed to guarantee fee income	(2,749)	-	-	-	(2,749)	2,749	-
Interest expense (2)	(38,250)	(21,721)	(22,636)	(7,295)	(89,902)	17,068	(72,834)
Net effective spread	14,764	4,710	5,304	5,578	30,356	14,869	45,225

Guarantee and commitment fees	11,000	351	3,027	-	14,378	(2,749)	11,629
Other income/(expense) (3)	1,297	-	-	(1,233)	64	(14,187)	(14,123)
Non-interest income/(loss)	12,297	351	3,027	(1,233)	14,442	(16,936)	(2,494)

Provision for loan losses	(980)	-	-	-	(980)	-	(980)

Reserve for losses	(1,575)	-	-	-	(1,575)	-	(1,575)
Other non-interest expense	(6,386)	(1,548)	(2,067)	(3,404)	(13,405)	-	(13,405)
Non-interest expense (4)	(7,961)	(1,548)	(2,067)	(3,404)	(14,980)	-	(14,980)

Income before income taxes	18,120	3,513	6,264	941	28,838	(2,067)	26,771
Income tax (expense)/benefit	(6,342)	(1,230)	(2,192)	3,949	(5,815)	723	(5,092)
Net income before dividends	11,778	2,283	4,072	4,890	23,023	(1,344)	21,679
Preferred stock dividends	-	-	-	(2,690)	(2,690)	(5,784)	(8,474)
Net income	11,778	2,283	4,072	2,200	20,333	(7,128)	13,205
Non-controlling interest	-	-	-	(9,614)	(9,614)	-	(9,614)
Segment core earnings	$11,778	$2,283	$4,072	$(7,414)	$10,719	$(7,128)	$3,591

Total assets at carrying value	$1,836,374	$1,324,674	$2,262,314	$1,676,128	$-	$-	$7,099,490
Total on- and off-balance sheet program assets at principal balance	7,288,389	1,300,944	2,173,660	-	-	-	10,762,993

Core Earnings by Business Segment
For the Six Months Ended June 30, 2009

					Core	Reconciling	GAAP
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Earnings	Adjustments	Income
	(in thousands)
Interest income (1)	$24,589	$23,101	$24,883	$15,958	$88,531	$372	$88,903
Interest expense (2)	(13,878)	(20,241)	(22,829)	(9,139)	(66,087)	20,525	(45,562)
Net effective spread	10,711	2,860	2,054	6,819	22,444	20,897	43,341

Guarantee and commitment fees	11,761	1,343	2,214	-	15,318	-	15,318
Other income/(expense) (3)	2,287	-	-	(92)	2,195	55,097	57,292
Non-interest income/(loss)	14,048	1,343	2,214	(92)	17,513	55,097	72,610

Recoveries of loan losses	2,159	-	-	-	2,159	-	2,159

Reserve for losses	(1,990)	-	-	-	(1,990)	-	(1,990)
Other non-interest expense	(6,661)	(1,967)	(1,664)	(4,235)	(14,527)	-	(14,527)
Non-interest expense (4)	(8,651)	(1,967)	(1,664)	(4,235)	(16,517)	-	(16,517)

Income before income taxes	18,267	2,236	2,604	2,492	25,599	75,994	101,593
Income tax (expense)/benefit	(6,393)	(783)	(911)	61	(8,026)	(26,598)	(34,624)
Net income before dividends	11,874	1,453	1,693	2,553	17,573	49,396	66,969
Preferred stock dividends	-	-	-	(8,066)	(8,066)	-	(8,066)
Segment core earnings	$11,874	$1,453	$1,693	$(5,513)	$9,507	$49,396	$58,903

Total assets at carrying value	$814,717	$1,108,455	$1,885,496	$1,514,016	$-	$-	$5,322,684
Total on- and off-balance sheet program assets at principal balance	7,464,419	1,115,025	1,819,033	-	-	-	10,398,477

(1)	Includes reconciling adjustments for yield maintenance income and amortization of premiums on assets consolidated at fair value to reflect core earnings amounts.
(2)	Based on effective funding cost determined for each operating segment, including the expense related to interest rate swaps, which is included in "other income" on the GAAP financial statements.
(3)
Includes reconciling adjustments for the reclassification of yield maintenance and the expense related to interest rate swaps and fair value adjustments on loans held for sale and financial derivatives.

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

This discussion and analysis of financial condition and results of operations should be read together with:  (1) the interim unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report; (2) Farmer Mac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 16, 2010; and (3) the Current Report on Form 8-K filed with the SEC on August 4, 2010, which updated the aforementioned Form 10-K.

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

Overview

With the new capital raised during first quarter 2010, Farmer Mac is well-positioned to partner with agricultural and rural utilities lenders, and Farmer Mac II LLC is well-positioned to partner with lenders participating in USDA’s guaranteed loan programs, to continue to fulfill Farmer Mac’s mission to provide capital and liquidity to rural America.  As of June 30, 2010, Farmer Mac’s excess core capital above its statutory minimum capital requirement was $206.6 million.

During first and second quarters 2010, increased loan purchase activity in the Farmer Mac I program continued in part due to attractive long-term fixed interest rates offered by Farmer Mac along with farmers and ranchers reaching Farmer Mac’s commercial bank business partners’ borrower exposure limits.  Similarly, purchases of USDA Guaranteed Securities by Farmer Mac II LLC were at a record pace for second quarter 2010.  While Farmer Mac did not complete any of the larger portfolio transactions during second quarter that have contributed to its historical growth, in July 2010 Farmer Mac purchased an aggregate of $250.0 million of AgVantage securities in two transactions.  Those purchases were the first Farmer Mac I program portfolio transactions of comparable size completed since third quarter 2008.

The growth in Farmer Mac’s Rural Utilities program continued during 2010 with the purchase of $136.7 million of loans under that program during the six months ended June 30, 2010.  That growth occurred at a lower rate than in 2008 and 2009 when Farmer Mac purchased general obligation notes from National Rural secured by eligible rural utilities loans in AgVantage structures in several larger transactions.  Beginning in August 2009 and continuing through 2010, the majority of Farmer Mac’s rural utilities business was direct purchases of distribution cooperative rural utilities loans, and this trend of purchasing eligible rural utilities loans, as opposed to guaranteeing general obligations secured by eligible loans in AgVantage transactions, is expected to continue for the foreseeable future under the Rural Utilities program.  In late 2009, Farmer Mac developed underwriting standards for the purchase of loans to generation and transmission cooperatives.  Farmer Mac expects to begin purchasing these types of rural utilities loans during third quarter 2010.

Critical Accounting Policies and Estimates

The preparation of Farmer Mac’s consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related notes for the periods presented.  Actual results could differ from those estimates.  The critical accounting policies that are both important to the portrayal of Farmer Mac’s financial position and results of operations and require complex, subjective judgments are the accounting policies for:  (1) the allowance for losses, (2) fair value measurement, and (3) other-than-temporary impairment.

For a discussion of Farmer Mac’s critical accounting policies related to the allowance for losses, fair value measurement and other-than-temporary impairment and the related use of estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related notes for the periods presented, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010 (as updated by the Current Report on Form 8-K filed with the SEC on August 4, 2010).

Results of Operations

Farmer Mac’s net income available to common stockholders for second quarter 2010 was $1.8 million or $0.17 per diluted common share, compared to net income of $25.4 million or $2.49 per diluted common share for second quarter 2009.  For the six months ended June 30, 2010, Farmer Mac’s net income available to common stockholders was $3.6 million, compared to $58.9 million for the six months ended June 30, 2009.

Farmer Mac uses core earnings, a non-GAAP financial measure, to measure corporate economic performance and develop financial plans because, in financial management’s view, core earnings more accurately represents Farmer Mac’s economic performance, transaction economics and business trends.  Core earnings differs from GAAP net income primarily by excluding unrealized gains or losses on financial derivatives and trading assets, lower of cost or fair value adjustments on loans held for sale and other items related to the retirement of preferred stock and the amortization of premiums on assets consolidated at fair value.  Farmer Mac’s disclosure of this non-GAAP measure is not intended to replace GAAP information but, rather, to supplement it.  A reconciliation of Farmer Mac’s GAAP net income available to common stockholders to core earnings is presented in the following table, and those reconciling items are described in more detail below the table.

Reconciliation of GAAP Net Income Available to Common Stockholders to Core Earnings
	For the Three Months Ended
	June 30, 2010		June 30, 2009
		Per Diluted		Per Diluted
		Share		Share
	(in thousands, except per share amounts)
GAAP net income available to common stockholders	$1,824	$0.17	$25,385	$2.49
Less the net of tax effects of:
Unrealized (losses)/gains on financial derivatives	(4,016)	(0.38)	20,281	1.99
Unrealized gains on trading assets	3,288	0.31	23	-
Amortization of premiums on assets consolidated at fair value	(2,701)	(0.25)	-	-
Issuance costs on the retirement of preferred stock	-	-	-	-
Net effects of settlements on agency forward contracts	(94)	(0.01)	367	0.04
Lower of cost or fair value adjustment on loans held for sale	58	-	-	-
Core earnings	$5,289	$0.50	$4,714	$0.46

	For the Six Months Ended
	June 30, 2010		June 30, 2009
		Per Diluted		Per Diluted
		Share		Share
	(in thousands, except per share amounts)
GAAP net income available to common stockholders	$3,591	$0.34	$58,903	$5.80
Less the net of tax effects of:
Unrealized (losses)/gains on financial derivatives	(2,129)	(0.20)	30,009	2.95
Unrealized gains on trading assets	5,476	0.52	20,580	2.03
Amortization of premiums on assets consolidated at fair value	(3,383)	(0.32)	-	-
Issuance costs on the retirement of preferred stock	(5,784)	(0.56)	-	-
Net effects of settlements on agency forward contracts	112	0.01	(1,193)	(0.12)
Lower of cost or fair value adjustment on loans held for sale	(1,420)	(0.13)	-	-
Core earnings	$10,719	$1.02	$9,507	$0.94

Changes in the fair values of financial derivatives and trading assets have historically contributed significant volatility to Farmer Mac’s periodic earnings.  Consistent with that trend, Farmer Mac’s second quarter 2010 loss on financial derivatives was $15.8 million, compared to a gain of $21.5 million during second quarter 2009.  For the six months ended June 30, 2010, the loss on financial derivatives was $21.6 million, compared to a gain of $23.2 million for the six months ended June 30, 2009.  Fair value gains on trading assets totaled $5.1 million for second quarter 2010, compared to gains of $35,000 for second quarter 2009.  For the six months ended June 30, 2010 the gains on trading assets totaled $8.4 million, compared to $31.7 million for the same period in 2009.  While these volatile changes in fair values of derivatives and trading assets may at times produce significant income, as was the case in 2009, they may also produce significant losses, as was the case in the first six months of 2010 and as has been the case in previous reporting periods.  Future changes in those values cannot be reliably predicted; however, as of June 30, 2010, the cumulative fair value of after-tax losses recorded on financial derivatives was $62.1 million.  Over time, Farmer Mac will realize in earnings the net effect of the cash settlements on its interest rate swap contracts, which may on its own produce either income or expense, but is expected to generate positive effective net spread when combined with the interest earned and paid on the assets and liabilities Farmer Mac holds on its balance sheet.  This positive effective net spread will continue to build retained earnings and capital over time.  Although the unrealized fair value fluctuations experienced throughout the term of the financial derivatives will temporarily impact earnings and capital, those fluctuations will have no permanent effect if the financial derivatives are held to maturity, as is generally expected.

Upon the adoption of the new consolidation guidance on January 1, 2010, Farmer Mac was determined to be the primary beneficiary of certain VIEs where Farmer Mac held beneficial interests in trusts used as vehicles for the securitization of rural utilities loans.  Upon consolidation, Farmer Mac transferred these assets from “Farmer Mac Guaranteed Securities” to “Loans held for investment in consolidated trusts” on its condensed consolidated balance sheet.  Farmer Mac transferred these assets at their fair value, which resulted in an unamortized premium of $42.7 million.  This premium is being amortized over the contractual lives of the underlying loans and that amortization is not included in Farmer Mac’s core earnings.

In January 2010, Farmer Mac contributed substantially all of the assets, in excess of $1.1 billion, comprising the Farmer Mac II program to a subsidiary, Farmer Mac II LLC.  Farmer Mac transferred these assets at their fair value, which resulted in an unamortized premium of $39.1 million being recorded by Farmer Mac II LLC.  This premium is being amortized over the estimated remaining lives of the underlying USDA-guaranteed portions and is not included in Farmer Mac’s core earnings.

In January 2010, Farmer Mac retired and repurchased all of the outstanding shares of Series B preferred stock with proceeds from the completed capital raise.  As a result of the repurchase, Farmer Mac wrote off $5.8 million of deferred issuance costs related to those Series B preferred shares as loss on retirement of preferred stock on the condensed consolidated statements of operations.

In addition to those adjustments to reconcile Farmer Mac’s GAAP net income available to common stockholders to core earnings, Farmer Mac’s year-to-date 2009 results benefited from two transactions that were not replicated in the year-to-date 2010 results.  The first was the sale of a pool of loans with a total principal balance of $354.5 million that resulted in a gain of $1.6 million.  The second transaction was the sale of Lehman Brothers Holdings Inc. senior debt securities that had been written down to $5.4 million as of December 31, 2008.  The sale of those securities during first quarter 2009 for $8.6 million resulted in a $3.2 million recovery of previously written off losses.

The following sections provide more detail regarding specific components of Farmer Mac’s results of operations.

Net Interest Income.  Net interest income for the three and six months ended June 30, 2010 was $21.6 million and $45.2 million, respectively, compared to $19.9 million and $43.3 million for the same periods during 2009.  Beginning in first quarter 2010, net interest income includes the reclassification of guarantee fees related to certain Farmer Mac Guaranteed Securities previously reported as off-balance sheet as a result of the adoption of the new consolidation guidance.  For the three and six months ended June 30, 2010, these reclassifications resulted in an increase in net interest income of $1.3 million and $2.7 million, respectively and a decrease in the net interest yield of 18 basis points and 19 basis points, respectively.  The decrease in the net interest yield is the result of the average rate earned on guarantee fees being lower than the net interest spread earned on assets Farmer Mac purchases and holds on-balance sheet.  For the six months ended June 30, 2010 and 2009, the net interest yield was 129 basis and 176 basis points, respectively.  Excluding the impacts of the guarantee fee reclassifications, the net interest yield was 148 basis points for the six months ended June 30, 2010, compared to 176 basis points for the six months ended June 30, 2009.

The following table provides information regarding interest-earning assets and funding for the six months ended June 30, 2010 and 2009.  The balance of non-accruing loans is included in the average balance of interest-earning loans and Farmer Mac and USDA Guaranteed Securities presented, though the related income is accounted for on the cash basis.  Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly.  The balance of consolidated loans with beneficial interests owned by third parties is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities.  The interest income and expense associated with these trusts are shown net in the net effect of consolidated trusts.  The average rate earned on cash and investments reflects lower short-term market rates during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  The lower average rate on loans and Farmer Mac and USDA Guaranteed Securities during the six months ended June 30, 2010 reflects the decline in market rates reflected in the rates on loans acquired or reset during the past year.  The lower average rate on Farmer Mac’s notes payable due within one year is consistent with general trends in average short-term rates during the periods presented.  The downward trend in the average rate on notes payable due after one year reflects the retirement of older debt and the issuance of new debt at lower market rates during the latter part of 2008, throughout 2009 and the first half of 2010.

	For the Six Months Ended
	June 30, 2010			June 30, 2009
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$1,535,482	$12,873	1.68%	$1,554,738	$15,958	2.05%
Loans and Farmer Mac and USDA
Guaranteed Securities (1)	4,194,011	70,980	3.38%	3,359,356	72,945	4.34%
Total interest-earning assets	5,729,493	83,853	2.93%	4,914,094	88,903	3.62%
Funding:
Notes payable due within one year	3,049,991	5,137	0.34%	3,223,496	15,144	0.94%
Notes payable due after one year (2)	2,276,958	36,240	3.18%	1,482,193	30,418	4.10%
Total interest-bearing liabilities (3)	5,326,949	41,377	1.55%	4,705,689	45,562	1.94%
Net non-interest-bearing funding	402,544	-		208,405	-
Total funding	5,729,493	41,377	1.44%	4,914,094	45,562	1.85%
Net interest income/yield prior to consolidation of certain trusts	5,729,493	42,476	1.48%	4,914,094	43,341	1.76%
Net effect of consolidated trusts (4)	1,308,514	2,749	0.42%	-	-	0.00%
Adjusted net interest income/yield	$7,038,007	$45,225	1.29%	$4,914,094	$43,341	1.76%

(1)	Excludes interest income of $34.2 million related to consolidated trusts with beneficial interests owned by third parties.
(2)	Includes current portion of long-term notes.
(3)	Excludes interest expense of $31.5 million related to consolidated trusts with beneficial interests owned by third parties.
(4)	Includes the effect of consolidated trusts with beneficial interests owned by third party investors.

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

	For the Six Months Ended June 30, 2010
	Compared to the Six Months Ended
	June 30, 2009
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$(2,889)	$(195)	$(3,084)
Loans and Farmer Mac and USDA
Guaranteed Securities	(17,970)	16,005	(1,965)
Total	(20,859)	15,810	(5,049)
Expense from interest-bearing liabilities	(9,724)	5,540	(4,184)
Change in net interest income prior to
consolidation of certain trusts (1)	$(11,135)	$10,270	$(865)

(1) Excludes the effect of consolidated trusts with beneficial interests owned by third parties.

In addition to the guarantee fee reclassification described above, the net interest yield includes yield maintenance payments received upon the early payoff of certain borrower’s loans and the amortization of premiums on assets consolidated at fair value and excludes the accrual of income and expense related to the payments on financial derivatives.  The following paragraphs describe the effects of these items on the net interest yield and the table below presents them as adjustments to reconcile to the net effective spread Farmer Mac earns on the difference between its interest-earning assets and its net funding costs, including payments for income and expense related to financial derivatives.

Farmer Mac accounts for its financial derivatives as undesignated financial derivatives.  Accordingly, the Corporation records the income or expense related to financial derivatives as gains and losses on financial derivatives.  For the three months ended June 30, 2010, this resulted in an increase of the net interest yield of $8.7 million (60 basis points), compared to an increase of the net interest yield of $9.9 million (83 basis points) for the three months ended June 30, 2009.  For the six months ended June 30, 2010, this resulted in an increase of the net interest yield of $17.1 million (60 basis points), compared to an increase of the net interest yield of $20.5 million (84 basis points) for the six months ended June 30, 2009.

Farmer Mac’s net interest income and net interest yields for the three months ended June 30, 2010 and 2009 included the benefits of yield maintenance payments of $0.2 million (1 basis point) and $0.1 million (1 basis point), respectively.  The net interest yields for the six months ended June 30, 2010 and 2009 included the benefits of yield maintenance payments of $0.3 million (1 basis point) and $0.4 million (2 basis points), respectively.  Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans.  Because the timing and size of these payments vary greatly, variations do not necessarily indicate positive or negative trends to gauge future financial results.

 Upon the adoption of the new consolidation guidance on January 1, 2010, Farmer Mac was determined to be the primary beneficiary of certain VIEs where Farmer Mac held beneficial interests in trusts used as vehicles for the securitization of agricultural real estate mortgage loans or rural utilities loans.  Upon consolidation, Farmer Mac transferred these assets from “Farmer Mac Guaranteed Securities” to “Loans held for investment in consolidated trusts.”  The transferred assets on January 1, 2010 included Farmer Mac Guaranteed Securities – Rural Utilities with an unpaid principal balance of $412.9 million and a fair value of $455.6 million.  Farmer Mac was reporting these assets at their fair values, with changes in fair value recorded in earnings, based on its election of the fair value option in 2008.  Upon consolidation of the underlying rural utilities loans, Farmer Mac reclassified the unrealized gain of $42.7 million as of January 1, 2010 to unamortized premiums on loans held for investment.  The related premium is being amortized over the contractual lives of the underlying rural utilities loans.

On January 25, 2010, Farmer Mac contributed substantially all of the assets, in excess of $1.1 billion, comprising the Farmer Mac II program to Farmer Mac’s subsidiary, Farmer Mac II LLC.  Farmer Mac transferred these assets at their fair value which resulted in an unamortized premium of $39.1 million being recorded by Farmer Mac II LLC.  This premium is being amortized over the estimated remaining lives of the underlying USDA Guaranteed Securities.

Farmer Mac’s net interest income and net interest yield for the three and six months ended June 30, 2010 include expenses of $4.2 million (29 basis points) and $5.2 million (18 basis points), respectively, related to the amortization of the premiums described above.

The following table presents the net effective spread between Farmer Mac’s interest-earning assets and its net funding costs.  This spread is measured by including income or expense related to financial derivatives and subtracting yield maintenance payments and the amortization of premiums on assets consolidated at fair value.

	For the Three Months Ended				For the Six Months Ended
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)

Net interest income/yield	$20,326	1.40%	$19,901	1.66%	$42,476	1.48%	$43,341	1.76%
Expense related to financial derivatives	(8,733)	-0.60%	(9,937)	-0.83%	(17,068)	-0.60%	(20,525)	-0.84%
Yield maintenance payments	(200)	-0.01%	(108)	-0.01%	(256)	-0.01%	(372)	-0.02%
Amortization of premiums on assets consolidated at fair value	4,156	0.29%	-	-	5,204	0.18%	-	-
Net effective spread	$15,549	1.08%	$9,856	0.82%	$30,356	1.05%	$22,444	0.90%

Provision for Loan Losses. During the three months ended June 30, 2010, Farmer Mac recorded releases to its allowance for loan losses of $1.9 million and recoveries of $2.2 million.  The releases recorded during second quarter 2010 were the result of increased provision needs of $0.3 million offset by recoveries of $2.2 million on a loan secured by an ethanol plant.  During the six months ended June 30, 2010, Farmer Mac recorded provisions to its allowance for loan losses of $1.0 million and recoveries of $2.2 million.  The provisions to the allowance for loan losses during the first half of 2010 include:

•	the reclassification of $2.0 million from the reserve for losses to the allowance for loan losses upon adoption of the new consolidation guidance in first quarter 2010;
•	increased provision needs of $1.2 million; offset by
•	recoveries of $2.2 million on a loan secured by an ethanol plant.

During the three and six months ended June 30, 2009, Farmer Mac recorded releases to its allowance for loan losses of $5.7 million and $2.2 million, respectively.  Farmer Mac also recorded $5.7 million and $7.7 million of charge-offs, respectively, for the three and six months ended June 30, 2009.  Farmer Mac recorded no recoveries during the three months ended June 30, 2009 and $0.8 million of recoveries for the six months ended June 30, 2009.  The activity in the allowance for loan losses in 2009 was largely attributable to defaulted ethanol loans previously purchased from AgStar Financial Services, a related party, pursuant to the terms of an LTSPC agreement.  As of June 30, 2010, Farmer Mac’s total allowance for loan losses was $9.5 million, compared to $6.3 million as of December 31, 2009 and $1.8 million as of June 30, 2009.  See “—Risk Management—Credit Risk – Loans.”

Provision for Losses.  During the three and six months ended June 30, 2010, Farmer Mac recorded provisions to its reserve for losses of $3.0 million and $1.6 million, respectively.  The provisions recorded in the second quarter 2010 primarily relate to Farmer Mac’s exposure to the ethanol industry pursuant to loans underlying LTSPCs.  Farmer Mac recorded provisions to its reserve for losses of $3.6 million in the first half of 2010, which were partially offset by the reclassification of $2.0 million from the reserve for losses to the allowance for loan losses upon adoption of the new consolidation guidance in first quarter 2010.  During the three and six months ended June 30, 2009, Farmer Mac recorded a release of $0.5 million and provisions of $2.0 million, respectively, for losses related to its guarantee activities and LTSPCs.  As of June 30, 2010, Farmer Mac’s reserve for losses was $9.5 million, compared to $7.9 million as of December 31, 2009 and $7.5 million as of June 30, 2009.  See “—Risk Management—Credit Risk – Loans.”

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, were $5.7 million for second quarter 2010 and $11.6 million for the six months ended June 30, 2010, compared to $7.9 million for second quarter 2009 and $15.3 million for the six months ended June 30, 2009.  Guarantee and commitment fees for the three and six months ended June 30, 2010 includes the reclassification of $1.3 million and $2.7 million, respectively, to net interest income related to Farmer Mac Guaranteed Securities previously reported as off- balance sheet as a result of the adoption of the new consolidation guidance.

Gains and Losses on Financial Derivatives.  Farmer Mac accounts for its financial derivatives as undesignated financial derivatives and does not apply hedge accounting available under FASB guidance on derivatives.  The net effect of gains and losses on financial derivatives for the three and six months ended June 30, 2010 was a net loss of $15.8 million and $21.6 million, respectively, compared to net gains of $21.5 million and $23.2 million, respectively, for the same periods in 2009.  The components of gains and losses on financial derivatives for the three and six months ended June 30, 2010 and 2009 are summarized in the following table:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(in thousands)

Realized:
Expense related to financial derivatives	$(8,733)	$(9,937)	$(17,068)	$(20,525)
(Losses)/gains due to terminations or net settlements	(885)	255	(1,257)	(2,378)
Unrealized (losses)/gains due to fair value changes	(6,177)	31,287	(3,239)	46,280
Amortization of financial derivatives transition adjustment	(45)	(77)	(80)	(138)
(Losses)/gains on financial derivatives	$(15,840)	$21,528	$(21,644)	$23,239

The accrual of periodic cash settlements for interest paid or received from Farmer Mac’s interest rate swap contracts is shown as expense related to financial derivatives in the table above.  Payments or receipts to terminate derivative positions or net cash settle forward sales contracts on the debt of other GSEs and U.S. Treasury futures are included in gains/(losses) due to terminations or net settlements.  Changes in the fair value of Farmer Mac’s open derivative positions are captured in unrealized gains/(losses) due to fair value changes and are primarily the result of fluctuations in market interest rates.  The amortization of the financial derivatives transition adjustment reflects the reclassification into earnings of the unrealized gains/(losses) on financial derivatives included in accumulated other comprehensive income/(loss) as a result of the adoption of the FASB standard on derivatives.  The remaining financial derivatives transition adjustment will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or the issuance of discount notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date.

For the three and six months ended June 30, 2010, Farmer Mac was a party to interest rate swap contracts with one related party, Zions First National Bank.  Farmer Mac realized expenses of $0.8 million and $1.6 million for three and six months ended June 30, 2010 and June 30, 2009, respectively.  Farmer Mac recognized unrealized losses $0.1 million and $25,000 for the three and six months ended June 30, 2010, respectively, compared to unrealized gains of $0.8 million and $0.3 million, respectively, for the same periods in 2009.

Gains and Losses on Trading Assets.  During the three and six months ended June 30, 2010, Farmer Mac recognized gains on trading assets of $5.1 million and $8.4 million, respectively, compared to gains of $35,000 and $31.7 million, respectively, for the same periods in 2009.  During first quarter 2010, Farmer Mac changed its primary source of valuation for its investment in the preferred stock of AgFirst Farm Credit Bank.  Taking into consideration its own recently executed trades during first quarter 2010, along with an increase in observable trading activity for this and similar securities, Farmer Mac determined that the best estimates of fair value for this security as of March 31, 2010 and June 30, 2010 were the fair values provided by an independent third party pricing service.  For the three and six months ended June 30, 2010, Farmer Mac recorded $0.7 million and $2.2 million of trading losses, respectively, related to the decline in the fair value of its investment in AgFirst Farm Credit Bank preferred stock.  During first and second quarters 2010, Farmer Mac also recorded trading gains of $5.0 million and $5.6 million, respectively, related to an increase in the fair value of the USDA Guaranteed Securities contributed to its subsidiary, Farmer Mac II LLC, which had previously been selected for the fair value option.

Farmer Mac made no fair value option elections during the three and six months ended June 30, 2010 and 2009.

Gains and Losses on Sale of Available-for-Sale Investment Securities.  During the three months ended June 30, 2010, Farmer Mac did not sell any securities from its available-for-sale- portfolio, compared to realized losses of $0.3 million from the sale of securities for the three months ended June 30, 2009.  During the six months ended June 30, 2010, Farmer Mac realized gains of $0.2 million from the sale of securities from its available-for-sale portfolio, compared to gains of $2.9 million six months ended June 30, 2009.

General and Administrative Expenses.  General and administrative expenses, including legal, independent audit, and consulting fees, were $2.1 million for second quarter 2010 and $4.6 million for the six months ended June 30, 2010, compared to $3.0 million and $5.9 million, respectively, for the same periods in 2009.  The higher level of expenses in 2009 compared to 2010 was largely attributable to legal and consulting fees related to the development of Farmer Mac programs and related transactions.

Regulatory Fees.  Regulatory fees for the three and six months ended June 30, 2010 were $0.6 million and $1.1 million, respectively, compared to $0.5 million and $1.0 million for the same periods in 2009.  FCA has advised Farmer Mac that its estimated fees for the federal fiscal year ending September 30, 2010 will be $2.3 million, compared to $2.1 million for the federal fiscal year ended September 30, 2009.  After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.

Income Tax Expense/Benefit.  Income tax expense totaled $0.8 million and $5.1 million for the three and six months ended June 30, 2010, respectively, compared to $16.5 million and $34.6 million, respectively, for the same periods in 2009.  Income tax expense decreased significantly primarily due to the decrease in pre-tax book income.  Farmer Mac’s effective tax rates for the three and six months ended June 30, 2010 were 8.5 percent and 19.0 percent, respectively, compared to 35.9 percent and 34.0 percent, respectively, for the same periods in 2009.  The reduction in the effective tax rate was due primarily to the income attributed to the non-controlling interest in Farmer Mac II LLC, for which Farmer Mac does not accrue income tax expense.

Business Volume.  During second quarter 2010, Farmer Mac added $331.5 million of new program volume in the form of:

•	purchases of $98.2 million of Farmer Mac I loans;
•	the placement of $32.4 million of Farmer Mac I loans under LTSPCs;
•	purchases of $123.2 million of USDA-guaranteed portions of loans; and
•	purchases of $77.7 million of Rural Utilities loans.

This new business volume was partially offset by principal paydowns on outstanding loans and loans underlying Farmer Mac Guaranteed Securities and LTSPCs.  Farmer Mac’s outstanding program volume was $10.8 billion as of June 30, 2010.

In addition to the second quarter business volume, in July 2010 Farmer Mac purchased (1) $200.0 million of AgVantage securities representing a five-year general obligation of MetLife Insurance Company of Connecticut secured by agricultural mortgage loans eligible for the Farmer Mac I program; and (2) $50.0 million of AgVantage securities representing a five-year general obligation of Metropolitan Life Insurance Company secured by agricultural mortgage loans eligible for the Farmer Mac I program.

The following table sets forth loan purchase, LTSPC and guarantee activities for current loans under the Farmer Mac I, Farmer Mac II and Rural Utilities programs during the periods indicated:

Farmer Mac Loan Purchases, Guarantees and LTSPCs
	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(in thousands)
Farmer Mac I:
Loans	$98,235	$37,900	$176,183	$67,714
LTSPCs	32,430	22,717	109,573	88,437
AgVantage	-	-	-	-
Farmer Mac II:
USDA Guaranteed Securities	115,109	-	201,672	-
Farmer Mac Guaranteed Securities	7,953	96,322	13,678	175,377
Rural Utilities:
Loans	77,726	-	136,744	-
Guaranteed Securities	-	900,000	-	1,170,000
Total purchases, guarantees and commitments	$331,453	$1,056,939	$637,850	$1,501,528

The outstanding principal balance of loans held and loans underlying LTSPCs and on- and off-balance sheet Farmer Mac and USDA Guaranteed Securities was $10.8 billion as of June 30, 2010 and $10.7 billion as of December 31, 2009.  The following table sets forth information regarding those outstanding balances as of the dates indicated:

Outstanding Balance of Farmer Mac Loans and Loans Underlying
Farmer Mac and USDA Guaranteed Securities and LTSPCs
	June 30,	December 31,
	2010	2009
	(in thousands)
On-balance sheet:
Farmer Mac I:
Loans	$844,227	$733,422
Loans held in trusts:
Beneficial interests owned by Farmer Mac	4,369	5,307
Beneficial interests owned by third party investors	880,035	-
Farmer Mac Guaranteed Securities - AgVantage	43,550	48,800
Farmer Mac II:
USDA Guaranteed Securities	1,218,329	-
Farmer Mac Guaranteed Securities	41,756	1,164,996
Rural Utilities:
Loans	165,388	28,644
Loans held in trusts:
Beneficial interests owned by Farmer Mac	406,679	412,948
Farmer Mac Guaranteed Securities - AgVantage	1,587,200	1,675,000
Total on-balance sheet	$5,191,533	$4,069,117

Off-balance sheet:
Farmer Mac I:
AgVantage	$2,945,000	$2,945,000
LTSPCs	1,739,979	2,165,706
Farmer Mac Guaranteed Securities	826,910	1,492,239
Farmer Mac II:
Farmer Mac Guaranteed Securities	40,860	34,802
Rural Utilities:
AgVantage	14,393	14,240
Total off-balance sheet	$5,567,142	$6,651,987
Total	$10,758,675	$10,721,104

Of the $10.8 billion outstanding principal balance of volume included in Farmer Mac’s three programs as of June 30, 2010, $4.6 billion are Farmer Mac Guaranteed Securities structured as AgVantage securities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Unlike business volume in the form of purchased loans and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, the Farmer Mac Guaranteed Securities structured as AgVantage securities generally do not pay down principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due.

The following table summarizes by maturity date the outstanding principal amount of AgVantage securities as of June 30, 2010.

AgVantage Balances by Year of Maturity
As of
June 30, 2010
(in thousands)

2010	$102,550
2011	2,051,400
2012	497,000
2013	157,750
2014	761,900
Thereafter	1,019,543
Total	$4,590,143

As shown in the table above, $2.1 billion of the outstanding $4.6 billion of AgVantage securities matures in 2011.  If the issuer of a maturing AgVantage security does not refinance the security through Farmer Mac and Farmer Mac does not find alternate sources of business volume, the Corporation’s income could be adversely affected.  However, the income effect of less AgVantage business may not be material and will likely not be proportional to the amount of any decrease in business volume as a result of the maturity of AgVantage securities.

The weighted-average ages of the Farmer Mac I newly originated and current seasoned loans purchased during each of second quarter 2010 and second quarter 2009 was less than one month.  Of the Farmer Mac I newly originated and current seasoned loans purchased during second quarter 2010 and second quarter 2009, 75 percent and 77 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining terms to maturity of 15.0 years and 16.2 years, respectively.  The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during second quarter 2010 and second quarter 2009 was 5.6 years and 2.3 years, respectively.

As part of fulfilling its guarantee obligations for Farmer Mac I Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90 days delinquent or in material non-monetary default at the time of purchase, out of the loan pools underlying those securities and LTSPCs, and records the purchased loans as such on its balance sheet.  The purchase price for defaulted loans purchased out of Farmer Mac I Guaranteed Securities is the current outstanding principal balance of the loan plus accrued and unpaid interest.  The purchase price for defaulted loans purchased under an LTSPC is the then-current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loans payable out of any future loan payments or liquidation proceeds as received.  The purchase price of a defaulted loan is not an indicator of the expected loss on that loan; many other factors affect expected loss, if any, on loans so purchased.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010 (as updated by the Current Report on Form 8-K filed with the SEC on August 4, 2010).

The following table presents Farmer Mac’s loan purchases of newly originated and current seasoned loans and defaulted loans purchased underlying Farmer Mac I Guaranteed Securities and LTSPCs:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(in thousands)
Farmer Mac I newly originated and current seasoned loan purchases	$98,235	$37,900	$176,183	$67,714
Defaulted loans purchased underlying Farmer Mac I Guaranteed Securities owned by third party investors	-	-	2,323	-
Defaulted loans purchased underlying LTSPCs	913	572	1,080	3,386
Defaulted loans underlying on-balance sheet Farmer Mac I Guaranteed Securities transferred to loans	-	-	-	2,216
Total loan purchases	$99,148	$38,472	$179,586	$73,316

Farmer Mac II LLC.  In January 2010, Farmer Mac contributed substantially all of the assets comprising the Farmer Mac II program (in excess of $1.1 billion) to Farmer Mac’s subsidiary, Farmer Mac II LLC.  The assets that Farmer Mac contributed to Farmer Mac II LLC consisted primarily of USDA-guaranteed portions that had not been securitized by Farmer Mac but also included $35.0 million of Farmer Mac II Guaranteed Securities.  Farmer Mac did not guarantee the timely payment of principal and interest on the $1.1 billion of contributed USDA-guaranteed portions and will provide a guarantee in connection with the issuance of Farmer Mac II Guaranteed Securities only to the extent that either Farmer Mac or Farmer Mac II LLC is approached by an investor.  The contributed USDA-guaranteed portions had previously been presented as Farmer Mac II Guaranteed Securities on the condensed consolidated financial statements of Farmer Mac and are now presented as “USDA Guaranteed Securities” on the condensed consolidated balance sheets.  The financial information presented in this report reflects the accounts of Farmer Mac and its subsidiaries on a consolidated basis.  Accordingly, Farmer Mac’s reportable operating segments presented in this report will differ from the stand-alone financial statements of Farmer Mac II LLC.  Those separate financial statements are available on the website of Farmer Mac II LLC.

The assets of Farmer Mac II LLC would be available to creditors of Farmer Mac only after all obligations owed to creditors of and equity holders in Farmer Mac II LLC had been satisfied.  As of June 30, 2010, Farmer Mac II LLC held assets with a fair value of $1.3 billion, had debt outstanding of $46.0 million, had preferred stock outstanding with a liquidation preference of $250.0 million, and had $1.0 billion of common stock outstanding, all of which is held by Farmer Mac.  For more information about the formation and operations of Farmer Mac II LLC and the features of the preferred stock issued by Farmer Mac II LLC in January 2010, see Notes 3, 5, 6 and 8 to the condensed consolidated financial statements and Note 15 to the consolidated financial statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010 (as updated by the Current Report on Form 8-K filed with the SEC on August 4, 2010).

Outlook.  The agricultural sector is made up of diverse industries that respond in different ways to changes in economic conditions.  Those industries often are affected differently, sometimes positively and sometimes negatively, by prevailing economic conditions, which results in cycles where one or more industries may be under stress at any one time.  Conditions in the agricultural sector during 2009 and the first half of 2010 were more stable than the national economy in general, but agriculture was not completely insulated from the effects of the economic downturn and remained subject to traditional commodity price cycles and national agricultural and energy policy reconsideration.  Although some industries in the agricultural sector prospered, others, such as the dairy sector, experienced operating losses throughout most of 2009 due to oversupply and the worldwide economic slowdown.  This situation has only slightly moderated throughout 2010, as low-cost dairy operators began to operate close to or slightly above break-even cash flow levels.  Farmer Mac expects that the remainder of 2010 will continue to be a challenge for dairy producers, which could lead to higher delinquencies and additional provisions for losses and charge-offs.  The protein sector (i.e., cattle, poultry and pork producers) has seen continued improvement in prices received during the first half of 2010.  However, given the multi-year period of stress and recent trends in feed prices, these industries will continue to be monitored closely.  In addition, competing interests for the water supply have limited the flow to farmers in some areas to a level well below that embedded in long-standing water contract agreements.  Ethanol margins tightened during the first half of 2010, and, on average, ethanol plants operated at breakeven levels.  Federal support of this industry, in the form of an excise tax credit and an import tariff, expire at the end of 2010 and Congress is in the process of considering what, if any, future price supports should be in place.  Congress is considering an increase in the mandate for ethanol use, which would be a positive for the industry, but a reduction in or loss of current price supports via blending credits or tax policies would be detrimental to the industry.  Farmer Mac will continue to closely monitor developments in industries and geographic areas experiencing stress.  The cyclical credit issues related to the agricultural sector are expected to remain within Farmer Mac’s historical experience, but are likely to be greater than the historical average.

With respect to the agricultural operating and lending markets, recent farmland sales have reflected more limited interest and the effects of reduced profitability in some of the noted agricultural sectors.  Elevated farm input costs and lower current commodity prices have significantly squeezed profits and the related farmer demand for additional land, especially in the dairy sector and those isolated stressed irrigation water areas.  Although these factors have slowed the rapid farm real estate value appreciation of the past several years, Farmer Mac generally expects farmland values to remain stable.  Farmer Mac also monitors the establishment and evolution of governmental policies and regulations that affect farmers, ranchers, and lenders, including agricultural polices contained in the current Farm Bill due to expire in 2012.  Congress has begun the process of preparing a new Farm Bill that is targeted to be passed in 2012.

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

The electrical power generated by and for rural electric cooperatives generally uses coal as a fuel, and Farmer Mac continues to closely monitor the risk factors associated with the electric industry and their potential effect on the Corporation’s rural utilities portfolio.  As green energy sources continue to be developed, new power transmission lines will be needed to support the development and operation of many new wind and solar power plants to transfer their power from remote locations to the ultimate consumer.  Public policy shifts in the energy sector, such as carbon tax, cap and trade legislation, and clean energy incentives, may also alter Farmer Mac’s opportunities in this area as cooperatives invest in clean energy projects and demand-side management and have more limited funding options for the construction of new coal-fired generating projects.  Any of those developments could lead to increased or decreased business volume for Farmer Mac in the rural utilities sector depending on how any new initiatives, legislation, or regulations are implemented and their effect on lending to rural utilities cooperative borrowers.

With lenders in both the agricultural and rural utilities sectors continuing to face capital markets and economic challenges, Farmer Mac represents a source of liquidity, capital, and risk management to help lenders meet the borrowing needs of their customers.  Farmer Mac intends to continue to explore new possibilities for advancing the Corporation’s mission of serving the financing needs of agriculture and rural America, especially as the structures, strategies, and programs deployed by the financial markets continue to evolve in attempts to unlock the credit markets.  These efforts will take time to develop, but Farmer Mac believes that the flexibility provided in its charter is a strength that offers advantages in current market conditions.  The charter permits both (1) loan purchases, which create value in new loan originations by providing liquidity for them, and (2) guarantees and LTSPCs, which enhance the value of eligible loans already in the portfolios of lenders while reducing the required regulatory capital support for those loans.  Farmer Mac’s business strategies in the near term will focus on flexibility, identification of opportunities, and growth through multiple channels and with numerous business partners.  In pursuing these objectives, Farmer Mac intends to actively search for new program business, aggressively work with business partners to create new products, continue to improve operations with the goal of improving the customer experience, and continue to seek out new relationships and strengthen long-term relationships.

Balance Sheet Review

During first quarter 2010, Farmer Mac adopted two new accounting standards that eliminated the concept of QSPEs and amended the accounting for transfers of financial assets and the consolidation model for VIEs.  The impact upon adoption was an increase in consolidated assets and liabilities of $1.5 billion, which resulted in an incremental regulatory capital requirement of $30.4 million.  Pursuant to this new guidance, Farmer Mac routinely assesses its securitization trusts to determine whether it is the primary beneficiary and thereby required to consolidate the assets and liabilities of the trust onto its balance sheet, or if determined not to be the primary beneficiary of a previously consolidated trust, deconsolidate the assets and liabilities from its balance sheet.

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

At Farmer Mac’s Annual Meeting of Stockholders on June 3, 2010, ten directors were elected to serve one-year terms, nine of whom were re-elected as directors of Farmer Mac and one of whom was new to Farmer Mac’s board.  As a result of this change in membership of the board of directors, Farmer Mac deconsolidated $0.4 billion of securitization transactions with a business partner that was no longer a related party (as defined by applicable accounting guidance).  As of June 30, 2010, Farmer Mac consolidated $0.6 billion of its outstanding $1.4 billion securitization trusts created when loans subject to LTSPCs were converted to Farmer Mac I Guaranteed Securities at the request of program participants.

For more information on Farmer Mac’s policy relating to the consolidation of VIEs, see Note 1(g) to the condensed consolidated financial statements.  For a discussion of Farmer Mac’s related party transactions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions” and Note 3 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010 (as updated by the Current Report on Form 8-K filed with the SEC on August 4, 2010).

Assets.  Total assets were $7.1 billion as of June 30, 2010 and $6.1 billion as of December 31, 2009.  The increase in the first half of 2010 was largely attributable to the consolidation as of March 31, 2010 of $1.3 billion of off-balance sheet Farmer Mac Guaranteed Securities resulting from the adoption of new consolidation guidance.  During the second quarter 2010, this increase was partially offset by the deconsolidation of $0.4 billion of Farmer Mac Guaranteed Securities due to a change in related party status.  A corresponding increase to liabilities was also recorded and presented as “Debt securities of consolidated trusts held by third parties” on the condensed consolidated balance sheets.

As of June 30, 2010, Farmer Mac had $325.3 million of cash and cash equivalents, compared to $654.8 million as of December 31, 2009.  As of June 30, 2010, Farmer Mac had $1.3 billion of investment securities, compared to $1.1 billion as of December 31, 2009.

Liabilities and Total Equity.  During the six months ended June 30, 2010, total liabilities increased $0.8 billion as a result of the consolidation of trusts.  Total equity, including mezzanine equity, increased $133.1 million during the same period.  The increase in total equity was primarily the result of raising new capital.  On January 25, 2010, Farmer Mac used the proceeds from the sale of $250.0 million of preferred stock of its subsidiary, Farmer Mac II LLC, to repurchase and retire the Corporation’s $150.0 million of outstanding Series B preferred stock and to further strengthen Farmer Mac’s financial position to support the continued fulfillment of its mission.  That transaction provided Farmer Mac with additional capital at a significantly lower cost, with the net effective cost of the new $250.0 million of preferred stock of 5.77 percent per year after consideration of the consolidated tax benefits to Farmer Mac.  As a result, the net cost of the new preferred stock on Farmer Mac’s consolidated financial statements will be approximately $14.4 million per year, compared to an annual cost of $18.0 million per year for the $150.0 million of Series B preferred stock (based on the 2010 dividend rate of 12 percent for the Series B preferred stock, which was scheduled to increase to 14 percent at the end of 2010 and 16 percent in 2011).

Regulatory Capital Compliance.  Farmer Mac was in compliance with its statutory minimum capital requirement and its risk-based capital standard as of June 30, 2010.  Farmer Mac is required to hold capital at the higher of its statutory minimum capital requirement or the amount required by its risk-based capital stress test.  As of June 30, 2010, Farmer Mac’s core capital totaled $442.0 million and exceeded its statutory minimum capital requirement of $235.4 million by $206.6 million.  As of December 31, 2009, Farmer Mac’s core capital totaled $337.2 million and exceeded its statutory minimum capital requirement of $217.0 million by $120.2 million.  As of June 30, 2010, Farmer Mac’s risk-based capital stress test generated a risk-based capital requirement of $29.9 million.  Farmer Mac’s regulatory capital of $461.0 million exceeded that amount by approximately $431.1 million.  Accumulated other comprehensive income/(loss) is not a component of Farmer Mac’s core capital or regulatory capital.  For more information, see “—Liquidity and Capital Resources—Capital” and “—Regulatory Matters.”

Off-Balance Sheet Program Activities

Farmer Mac offers approved lenders two credit enhancement alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans:  (1) Farmer Mac Guaranteed Securities, which are available through each of the Farmer Mac I, Farmer Mac II and Rural Utilities programs; and (2) LTSPCs, which are available only through the Farmer Mac I and Rural Utilities programs.  For securitization trusts where Farmer Mac is the primary beneficiary, the trust assets and liabilities are included on Farmer Mac’s condensed consolidated balance sheet.  For the remainder of these transactions, and in the event of deconsolidation, both of these alternatives result in the creation of off-balance sheet obligations for Farmer Mac.  In the future, Farmer Mac will operate only that part of the Farmer Mac II program that involves the transfer of USDA-guaranteed portions to trusts and the issuance of Farmer Mac II Guaranteed Securities, and will only do so to the extent that Farmer Mac is approached or referred by an investor.  Farmer Mac will not issue Farmer Mac II Guaranteed Securities to Farmer Mac II LLC in the future.  See Note 5 to the condensed consolidated financial statements for further information regarding Farmer Mac’s off-balance sheet program activities.

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

Farmer Mac generally assumes 100 percent of the credit risk on loans held and loans underlying Farmer Mac I Guaranteed Securities, LTSPCs and Farmer Mac Guaranteed Securities – Rural Utilities.  Farmer Mac has direct credit exposure on loans in non-AgVantage transactions and indirect credit exposure on AgVantage transactions, which involve a general obligation of a lender secured by qualified loans.  The credit exposure of Farmer Mac and Farmer Mac II LLC on USDA-guaranteed portions is covered by the full faith and credit of the United States.  Farmer Mac believes that the Corporation and Farmer Mac II LLC have little or no credit risk exposure to USDA-guaranteed portions because of the USDA guarantee.  As of June 30, 2010, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any USDA-guaranteed portions or Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

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

Farmer Mac has developed different underwriting standards for rural utilities loans that depend on whether direct or indirect credit exposure is assumed on a loan and whether the borrower is an electric distribution cooperative or a generation and transmission cooperative.  As of June 30, 2010, there were no delinquencies or non-performing assets in Farmer Mac’s portfolio of rural utilities loans, which includes rural utilities loans held and rural utilities loans underlying or securing Farmer Mac Guaranteed Securities – Rural Utilities.  Farmer Mac’s current direct credit exposure to rural utilities loans as of June 30, 2010 was $572.1 million, all of which loans were to electric distribution cooperatives.  Farmer Mac also had indirect credit exposure to the rural utilities loans securing Farmer Mac Guaranteed Securities – Rural Utilities structured as AgVantage securities, some of which were secured by loans to generation and transmission cooperatives.  See “—Credit Risk – Institutional” for more information about Farmer Mac’s credit risk on AgVantage securities.

Farmer Mac AgVantage securities are general obligations of institutions approved by Farmer Mac and are secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  As of June 30, 2010, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future.

Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held and loans underlying Farmer Mac I Guaranteed Securities, LTSPCs and Farmer Mac Guaranteed Securities – Rural Utilities.  The methodology that Farmer Mac uses to determine the level of its allowance for losses is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Allowance for Losses” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010 (as updated by the Current Report on Form 8-K filed with the SEC on August 4, 2010).  Management believes that this methodology produces a reliable estimate of probable losses, as of the balance sheet date, for all loans held and loans underlying Farmer Mac Guaranteed Securities and LTSPCs, in accordance with FASB standards on accounting for contingencies and on measuring individual impairment of a loan.

The following table summarizes the components of Farmer Mac’s allowance for losses as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
	(in thousands)
Allowance for loan losses	$9,495	$6,292
Reserve for losses:
Off-balance sheet Farmer Mac I Guaranteed Securities	560	2,033
LTSPCs	8,910	5,862
Total	$18,965	$14,187

Upon the adoption of the new consolidation guidance on January 1, 2010, Farmer Mac reclassified $2.0 million from the reserve for losses to the allowance for loan losses as a result of Farmer Mac being determined the primary beneficiary of certain VIEs with beneficial interests owned by third party investors.  In June 2010, Farmer Mac deconsolidated certain VIEs with beneficial interests owned by third party investors because Farmer Mac was no longer determined to be the primary beneficiary.  This deconsolidation did not result in a material reclassification from the allowance for loan losses to the reserve for losses during second quarter 2010.  Consolidated interests in VIEs with beneficial interests owned by third party investors are presented as “loans held for investment in consolidated trusts” on Farmer Mac’s condensed consolidated balance sheets.  Upon deconsolidation, Farmer Mac classifies these interests as off-balance sheet Farmer Mac Guaranteed Securities.

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for the three and six months ended June 30, 2010 and 2009:

	June 30, 2010			June 30, 2009
	Allowance		Total	Allowance		Total
	for Loan	Reserve	Allowance	for Loan	Reserve	Allowance
	Losses	for Losses	for Losses	Losses	for Losses	for Losses
	(in thousands)
For the Three Months Ended:
Beginning balance	$9,142	$6,427	$15,569	$13,228	$8,025	$21,253
Provision/(recovery) for losses	(1,870)	3,043	1,173	(5,693)	(529)	(6,222)
Charge-offs	-	-	-	(5,725)	-	(5,725)
Recoveries	2,223	-	2,223	-	-	-
Ending balance	$9,495	$9,470	$18,965	$1,810	$7,496	$9,306

For the Six Months Ended:
Beginning balance	$6,292	$7,895	$14,187	$10,929	$5,506	$16,435
Provision/(recovery) for losses	980	1,575	2,555	(2,159)	1,990	(169)
Charge-offs	-	-	-	(7,725)	-	(7,725)
Recoveries	2,223	-	2,223	765	-	765
Ending balance	$9,495	$9,470	$18,965	$1,810	$7,496	$9,306

During the three and six months ended June 30, 2010, Farmer Mac recorded a provision to its allowance for losses of $1.2 million and $2.6 million, respectively, compared to releases of its allowance for losses of $6.2 million and $0.2 million, respectively, for the same periods in 2009.  Farmer Mac recorded no charge-offs during the three and six months ended June 30, 2010, compared to charge-offs of $5.7 million and $7.7 million during the same periods in 2009.  Farmer Mac recorded recoveries of $2.2 million for both the three and six months ended June 30, 2010, compared to no recoveries in three months ended June 30, 2009 and $0.8 million in recoveries for the six months ended June 30, 2009.  There was no previously accrued or advanced interest on loans or Farmer Mac I Guaranteed Securities charged off in second quarter 2010 or second quarter 2009.  As of June 30, 2010, Farmer Mac’s allowance for losses totaled $19.0 million, or 44 basis points of the outstanding principal balance of loans held and loans underlying Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $14.2 million or 32 basis points as of December 31, 2009.

As of June 30, 2010, Farmer Mac’s 90-day delinquencies were $56.0 million (1.30 percent), compared to $42.3 million (0.95 percent) as of June 30, 2009.  Ethanol loans comprised $10.9 million of the 90-day delinquencies as of June 30, 2010, compared to $18.8 million as of June 30, 2009.  As of June 30, 2010, Farmer Mac’s non-performing assets totaled $71.3 million (1.66 percent), compared to $97.1 million (2.17 percent) as of June 30, 2009.  Ethanol loans comprised $10.9 million of non-performing assets as of June 30, 2010, compared to $59.7 million as of June 30, 2009.  Loans that have been restructured were insignificant and are included within the reported 90-day delinquency and non-performing asset disclosures.  From quarter to quarter, Farmer Mac anticipates that 90-day delinquencies and non-performing assets will fluctuate, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the annual (January 1st) and semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans.

As of June 30, 2010, Farmer Mac’s ethanol exposure, which includes loans held and loans subject to LTSPCs, was $239.8 million on 29 different plants, with an additional $50.9 million of undisbursed commitments.  Other than the undisbursed commitments, Farmer Mac is not seeking to add more ethanol loan exposure to its portfolio.

The following table presents historical information regarding Farmer Mac’s non-performing assets and 90-day delinquencies in the Farmer Mac I program compared to the principal balance of all loans held and loans underlying Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs:

	Outstanding
	Loans,			Less:
	Guarantees (1),	Non-		REO and
	LTSPCs,	performing		Performing	90-day
	and REO	Assets	Percentage	Bankruptcies	Delinquencies	Percentage
	(dollars in thousands)
As of:
June 30, 2010	$4,299,417	$71,300	1.66%	$15,289	$56,011	1.30%
March 31, 2010	4,303,663	83,977	1.95%	13,542	70,435	1.64%
December 31, 2009	4,396,642	62,020	1.41%	12,494	49,526	1.13%
September 30, 2009	4,379,450	84,779	1.94%	25,341	59,438	1.36%
June 30, 2009	4,471,567	97,123	2.17%	54,816	42,307	0.95%
March 31, 2009	4,530,892	96,175	2.12%	9,941	86,234	1.90%
December 31, 2008	4,983,963	80,032	1.61%	12,912	67,120	1.35%
September 30, 2008	4,989,755	32,883	0.66%	21,402	11,481	0.23%
June 30, 2008	4,937,870	28,230	0.57%	23,060	5,170	0.11%

(1) Excludes loans underlying AgVantage securities.

As of June 30, 2010, Farmer Mac individually analyzed $49.2 million of its $147.4 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values.  Farmer Mac evaluated the remaining $98.2 million of impaired assets for which updated valuations were not available in the aggregate in consideration of their similar risk characteristics and historical statistics.  As of June 30, 2010, Farmer Mac had recorded specific allowances of $3.0 million for under-collateralized assets.  Farmer Mac’s non-specific or general allowances were $16.0 million as of June 30, 2010.

As of June 30, 2010, the weighted-average original loan-to-value ratio (“LTV”) for loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) was 51.2 percent, and the weighted-average original LTV for all non-performing assets was 54.6 percent.

The following table presents outstanding loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and non-performing assets as of June 30, 2010 by year of origination, geographic region and commodity/collateral type.

Farmer Mac I Non-performing Assets as of June 30, 2010
	Distribution of	Outstanding
	Outstanding	Loans,
	Loans,	Guarantees,	Non-	Non-
	Guarantees,	LTSPCs	performing	performing
	LTSPCs and REO	and REO (1)	Assets (2)	Asset Rate
	(dollars in thousands)
By year of origination:
Before 1997	7%	$294,463	$7,526	2.56%
1997	3%	114,511	1,634	1.43%
1998	4%	169,036	3,912	2.31%
1999	5%	227,130	2,749	1.21%
2000	3%	117,116	1,105	0.94%
2001	5%	220,277	6,900	3.13%
2002	7%	294,580	5,644	1.92%
2003	8%	341,848	3,878	1.13%
2004	6%	279,141	1,420	0.51%
2005	10%	410,563	2,189	0.53%
2006	11%	462,031	1,890	0.41%
2007	10%	436,435	21,766	4.99%
2008	10%	461,879	10,687	2.31%
2009	6%	274,210	-	0.00%
2010	5%	196,197	-	0.00%
Total	100%	$4,299,417	$71,300	1.66%

By geographic region (1):
Northwest	15%	$655,873	$17,375	2.65%
Southwest	40%	1,692,623	16,438	0.97%
Mid-North	21%	920,198	17,116	1.86%
Mid-South	12%	534,883	11,030	2.06%
Northeast	8%	338,517	4,068	1.20%
Southeast	4%	157,323	5,273	3.35%
Total	100%	$4,299,417	$71,300	1.66%

By commodity/collateral type:
Crops	40%	$1,692,849	$25,299	1.49%
Permanent plantings	19%	831,908	12,536	1.51%
Livestock	27%	1,180,931	15,741	1.33%
Part-time farm/rural housing	7%	314,928	6,600	2.10%
Ag storage and processing
(including ethanol facilities)	6%	252,639	10,893	4.31%
Other	1%	26,162	231	0.88%
Total	100%	$4,299,417	$71,300	1.66%

(1)	Excludes loans underlying AgVantage securities.
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

The following table presents Farmer Mac’s cumulative net credit losses relative to the cumulative original balance for all loans purchased and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) as of June 30, 2010, by year of origination, geographic region and commodity/collateral type.  The purpose of this information is to present information regarding losses relative to original guarantees and commitments.

Farmer Mac I Credit Losses Relative to all
Cumulative Original Loans, Guarantees and LTSPCs
As of June 30, 2010

	Cumulative
	Original Loans,	Cumulative	Cumulative
	Guarantees and	Net Credit	Loss
	LTSPCs	Losses	Rate
	(dollars in thousands)
By year of origination:
Before 1997	$3,449,100	$1,593	0.05%
1997	765,895	2,256	0.29%
1998	1,142,569	3,885	0.34%
1999	1,164,917	1,291	0.11%
2000	763,480	2,550	0.33%
2001	1,121,439	45	0.00%
2002	1,123,116	-	0.00%
2003	931,446	-	0.00%
2004	652,102	32	0.00%
2005	778,419	131	0.02%
2006	809,238	7,689	0.95%
2007	582,272	750	0.13%
2008	578,451	1,821	0.31%
2009	323,946	1,193	0.37%
2010	216,792	-	0.00%
Total	$14,403,182	$23,236	0.16%
By geographic region (1):
Northwest	$2,632,691	$10,569	0.40%
Southwest	5,657,975	6,010	0.11%
Mid-North	2,451,650	6,659	0.27%
Mid-South	1,336,984	(314)	-0.02%
Northeast	1,299,422	83	0.01%
Southeast	1,024,460	229	0.02%
Total	$14,403,182	$23,236	0.16%
By commodity/collateral type:
Crops	$5,772,301	$1,309	0.02%
Permanent plantings	3,193,304	9,378	0.29%
Livestock	3,732,126	2,676	0.07%
Part-time farm/rural housing	1,010,283	371	0.04%
Ag storage and processing
(including ethanol facilities) (2)	545,556	9,502	1.74%
Other	149,612	-	0.00%
Total	$14,403,182	$23,236	0.16%

(1)
Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX);Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS, SC).

(2)
Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction and, as of June 30, 2010, approximately $50.9 million of the loans were not yet disbursed by the lender.

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

Outstanding AgVantage on-balance sheet Farmer Mac I Guaranteed Securities totaled $43.6 million and $48.8 million as of June 30, 2010 and December 31, 2009, respectively.  Farmer Mac Guaranteed Securities – Rural Utilities structured as AgVantage transactions issued by National Rural totaled $1.6 billion and $1.7 billion as of June 30, 2010 and December 31, 2009, respectively.  In addition, outstanding off-balance sheet AgVantage Farmer Mac I Guaranteed Securities totaled $2.9 billion as of June 30, 2010 and December 31, 2009.  The following table provides information about the issuers of AgVantage securities, as well as the required collateralization levels for those transactions as of June 30, 2010 and December 31, 2009.

	June 30, 2010			December 31, 2009
		Credit	Required		Credit	Required
Counterparty	Balance	Rating	Collateralization	Balance	Rating	Collateralization
	(dollars in thousands)

MetLife (1)	$2,500,000	AA-	103%	$2,500,000	AA-	103%
National Rural	1,601,593	A	100%	1,689,240	A	100%
M&I Bank	475,000	BBB	106%	475,000	BBB	106%
Other (2)	13,550	N/A	111% to 120%	18,800	N/A	111% to 120%
Total outstanding	$4,590,143			$4,683,040

(1)	MetLife was put on credit watch negative (*-) in February 2010.
(2)	Consists of AgVantage securities issued by 5 different issuers as of June 30, 2010 and 6 different issuers as of December 31, 2009.

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

Credit Risk – Other Investments.  As of June 30, 2010, Farmer Mac had $325.3 million of cash and cash equivalents and $1.3 billion of investment securities.  The management of the credit risk inherent in these investments is governed by Farmer Mac’s own policies and FCA’s Liquidity and Investment Regulations.

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

FCA’s Liquidity and Investment Regulations and Farmer Mac’s policies also establish concentration limits, which are intended to limit exposure to any one counterparty.  FCA’s Liquidity and Investment Regulations limit Farmer Mac’s total credit exposure to any single issuer of securities and uncollateralized financial derivatives is limited by regulation to 25 percent of the Corporation’s regulatory capital (as of June 30, 2010, 25 percent of Farmer Mac’s regulatory capital was $115.2 million).  This limitation is not applied to the obligations of the United States or to qualified investment funds.  The limitation applied to the obligations of any GSE is 100 percent of Farmer Mac’s regulatory capital.  Since June 2009, Farmer Mac’s policies applicable to new investments have limited the Corporation’s total exposure to any single issuer of securities and uncollateralized financial derivatives to the lower of (1) 10 percent of the Corporation’s regulatory capital and (2) 50 percent of the expected net interest income from the investment portfolio over 12 months.

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

Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage and rural utilities loans reduce, but do not eliminate, prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected.  Those provisions require borrowers to make an additional payment when they prepay their loans so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid.  Those provisions create a disincentive to prepayment and compensate the Corporation for some of its interest rate risks.  As of June 30, 2010, 17 percent of the outstanding balance of loans in the Farmer Mac I program where Farmer Mac either owned the loan or the beneficial interest in the underlying loan had yield maintenance provisions and 8 percent had other forms of prepayment protection (together covering 48 percent of all loans with fixed interest rates).  Of the Farmer Mac I current loans purchased in second quarter 2010, none had yield maintenance or other forms of prepayment protection.  As of June 30, 2010, none of the USDA-guaranteed portions held or underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions; however, 12 percent contained prepayment penalties.  Of the USDA-guaranteed portions purchased in the first six months of 2010, 8 percent contained various forms of prepayment penalties.  As of June 30, 2010, 29 percent of the rural utilities loans owned by Farmer Mac had yield maintenance provisions.  Of the rural utilities loans purchased in second quarter 2010, 37 percent had yield maintenance provisions.  As of June 30, 2010, all of the rural utilities loans held in trusts where Farmer Mac owned the beneficial interest in the underlying loan had yield maintenance provisions.

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

Farmer Mac’s $325.3 million of cash and cash equivalents mature within three months and are funded with discount notes having similar maturities.  As of June 30, 2010, $743.4 million of the $1.3 billion of investment securities (59 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year.  Such securities are funded with floating rate medium-term notes or discount notes that closely match the rate adjustment dates of the associated investments. As of June 30, 2010, Farmer Mac had outstanding discount notes of $2.1 billion, medium-term notes that mature within one year of $1.1 billion and medium-term notes that mature after one year of $2.3 billion.

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

An important “stress test” of Farmer Mac’s exposure to long-term interest rate risk is the measurement of the sensitivity of its market value of equity (“MVE”) to yield curve shocks.  MVE represents management’s estimate of the present value of all future cash flows from on- and off-balance sheet assets, liabilities and financial derivatives, discounted at current interest rates and appropriate spreads.  Farmer Mac’s MVE sensitivity decreased significantly during the first half of 2010.  This reduction in sensitivity resulted from the $250.0 million of preferred stock issued by the Corporation’s subsidiary, Farmer Mac II LLC.  This transaction extended the duration of Farmer Mac’s liabilities relative to its assets thereby reducing MVE sensitivity.  The following schedule summarizes the results of Farmer Mac’s MVE sensitivity analysis as of June 30, 2010 and December 31, 2009 to an immediate and instantaneous uniform or “parallel” shift in the yield curve.

	Percentage Change in MVE from Base Case
Interest Rate	June 30,	December 31,
Scenario	2010	2009
+ 300 bp	3.4%	-23.1%
+ 200 bp	4.9%	-13.8%
+ 100 bp	4.1%	-5.4%
- 100 bp	*	*
- 200 bp	*	*
- 300 bp	*	*

*	As of the date indicated, a parallel shift of the U.S. Treasury yield curve by the number of basis points indicated produced negative interest rates for portions or all of this curve.

As of June 30, 2010, Farmer Mac’s effective duration gap, another standard measure of interest rate risk that measures the difference between the sensitivities of assets compared to that of liabilities, was minus 2.2 months, compared to plus 1.1 months as of December 31, 2009.  This change in duration gap is also attributable to the preferred stock issued by Farmer Mac II LLC.  Duration matching helps to maintain the correlation of cash flows and stabilize portfolio earnings even when interest rates are not stable.

Farmer Mac also calculates the sensitivity of net interest income (“NII”) to changes in interest rates which represents a shorter-term measure of interest rate risk.  As of June 30, 2010, a parallel increase of 100 basis points would have decreased Farmer Mac’s NII by 7.1 percent, while a parallel decrease of 25 basis points would have decreased NII by 3.2 percent.  Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios.  As of June 30, 2010, both MVE and NII showed similar or lesser sensitivity to non-parallel shocks than to the parallel shocks.

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

As of June 30, 2010, Farmer Mac had $4.1 billion combined notional amount of interest rate and credit default swaps, with terms ranging from one to fifteen years, of which $1.3 billion were pay-fixed interest rate swaps, $2.5 billion were receive-fixed interest rate swaps, $0.2 billion were basis swaps and $30.0 million were credit default swaps.

Liquidity and Capital Resources

Farmer Mac depends on regular access to the capital markets for liquidity, and Farmer Mac maintained access to the capital markets at favorable rates throughout second quarter 2010.  Assuming continuation of current market conditions, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future.  Farmer Mac also has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets.  That plan involves borrowing through repurchase agreement arrangements and the sale of liquid assets.  In accordance with the calculation prescribed by FCA regulations, Farmer Mac maintains a minimum of 60 days of liquidity and a target of 90 days of liquidity.  In accordance with the methodology prescribed by those regulations, Farmer Mac maintained an average of 155 days of liquidity during second quarter 2010 and had 169 days of liquidity as of June 30, 2010.

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

Farmer Mac’s board of directors has authorized the issuance of up to $7.0 billion of discount notes and medium-term notes (of which $5.5 billion was outstanding as of June 30, 2010), subject to periodic review of the adequacy of that level relative to Farmer Mac’s borrowing requirements.  Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities, and non-program investment assets in accordance with policies established by its board of directors and subject to regulations established by FCA.

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

The following table presents Farmer Mac’s cash and cash equivalents and investment securities which, in addition to the proceeds from the issuance of discount notes and medium-term notes, comprise Farmer Mac’s primary sources of liquidity.

	June 30,	December 31,
	2010	2009
	(in thousands)
Cash and cash equivalents	$325,333	$654,794
Investment securities:
Guaranteed by US Government agencies	636,489	635,679
Guaranteed by GSEs	340,907	117,760
Corporate debt securities	195,916	245,605
Asset-backed securities principally backed by Government
guaranteed student loans (1)	84,020	132,851
Total	$1,582,665	$1,786,689

(1)	None of Farmer Mac's asset-backed securities were backed by sub-prime or Alt-A residential or commercial mortgages or home-equity loans.

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

Farmer Mac held $63.3 million of ARCs as of June 30, 2010, compared to $72.9 million as of December 31, 2009.  As of June 30, 2010, Farmer Mac’s carrying value of its ARCs was 85 percent of par.  The discounted carrying value reflects uncertainty regarding the ability to obtain par in the absence of any active market trading.

As of June 30, 2010 and December 31, 2009, Farmer Mac had a remaining investment of $0.5 million and $5.3 million, respectively, in The Reserve Primary Fund (the “Fund”), a money market fund that has suspended redemptions and is being liquidated.  Farmer Mac has presented its unsettled trades in the Fund as “Prepaid expenses and other assets” on the condensed consolidated balance sheets.  Farmer Mac received the remaining investment in the Fund on July 16, 2010, resulting in a recovery of $37,000 of amounts previously written off.

Capital.  During the six months ended June 30, 2010, Farmer Mac issued $250.0 million of non-voting, non-cumulative preferred stock of its newly formed subsidiary Farmer Mac II LLC and simultaneously retired and repurchased all $150.0 million Farmer Mac Series B preferred stock.  No Series C preferred stock was issued in first or second quarters 2010.  For more information about the Series C preferred stock, see Note 6 to the condensed consolidated financial statements and Farmer Mac’s Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 16, 2010 (as updated by the Current Report on Form 8-K filed with the SEC on August 4, 2010).  See “—Balance Sheet Review—Capital” for more information about Farmer Mac’s capital position and “—Regulatory Matters” for more information about proposed changes to the risk-based capital stress test applicable to Farmer Mac.

Other Matters

Common Stock Dividends.  For the first and second quarters of 2010 and for each quarter in 2009, Farmer Mac’s board of directors declared a quarterly dividend of $0.05 per share on the Corporation’s common stock.  Farmer Mac’s ability to pay dividends on its common stock is subject to the payment of dividends on its outstanding preferred stock.  On August 5, 2010, Farmer Mac’s board of directors declared a quarterly dividend of $0.05 per share on the Corporation’s common stock, payable on September 30, 2010 to shareholders of record on September 15, 2010.  Farmer Mac’s ability to declare and pay dividends could be restricted if it were to fail to comply with the applicable regulatory capital requirements.  See “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement levels” in Farmer Mac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 16, 2010.

Preferred Stock Dividends.  For the first and second quarters of 2010, Farmer Mac’s board of directors declared a quarterly dividend of $12.50 per share on the Corporation’s Series C Preferred Stock.  On August 5, 2010, Farmer Mac’s board of directors declared a quarterly dividend of $12.50 per share on the Corporation’s Series C Preferred Stock, payable on September 30, 2010 to shareholders of record on September 15, 2010. On January 25, 2010, all of the outstanding shares of the Corporation’s Series B preferred stock was repurchased and retired.  The price paid to repurchase the Series B Preferred Stock included accrued dividends of $8.33 per share through the purchase date.

Non-controlling Interest.  For the first and second quarter 2010, Farmer Mac II LLC’s board of directors declared a quarterly dividend of $16.02 per share and $22.1875 per share, respectively, on the company’s preferred stock.  On August 5, 2010, Farmer Mac II LLC’s board of directors declared a quarterly dividend of $22.1875 per share payable on September 30, 2010 to holders of record on September 15, 2010.  Farmer Mac’s net income attributable to non-controlling interest totaled $5.5 million and $9.6 million for the three and six months ended June 30, 2010, respectively.  These amounts represent the gross dividend cost of the Farmer Mac II LLC preferred stock held by third parties.  Pre-tax income is reduced by this dividend cost before Farmer Mac’s income tax expense is determined.

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

In the preamble to the proposed rule, FCA noted that had the proposed rule been in effect on March 31, 2009, Farmer Mac’s risk-based capital requirement as of that date would have been approximately $62.9 million, compared to the risk-based capital requirement of approximately $40.1 million under the existing risk-based capital stress test at that time.  Farmer Mac is required to hold capital at the higher of the statutory minimum capital requirement or the amount required by the risk-based capital stress test.  As of June 30, 2010, Farmer Mac’s minimum capital requirement was $235.4 million, and Farmer Mac’s core capital level was $442.0 million, $206.6 million above the minimum capital requirement.  Based on the risk-based capital stress test currently in effect, Farmer Mac’s risk-based capital requirement as of June 30, 2010 was $29.9 million, and Farmer Mac’s regulatory capital of $461.0 million exceeded that requirement by approximately $431.1 million.

On May 19, 2010, FCA issued an advance notice of proposed rulemaking (“ANPRM”) regarding the Corporation’s investments and liquidity portfolio policies and solicited comments.  The public comment period for the ANPRM closed on July 6, 2010, and Farmer Mac provided written comments to the ANPRM on July 2, 2010.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act contains a variety of provisions designed to regulate financial markets, including credit and derivatives transactions.  Certain provisions of the Dodd-Frank Act, such as the requirement to retain a five percent credit risk in any securitized loan, do not apply to Farmer Mac or, with respect to any loan sold to Farmer Mac, the seller of such loan.  In addition, Farmer Mac’s equity and debt securities are excluded from the Dodd-Frank Act’s prohibitions on proprietary trading by banking entities.  However, certain provisions of the Dodd-Frank Act, such as those regarding derivatives regulation, corporate governance and executive compensation, do not contain specific exemptions for Farmer Mac.  Until various studies are completed and final regulations are promulgated pursuant to the Dodd-Frank Act, the full effect of the legislation on the Corporation’s business activities and operations cannot be completely assessed, particularly how it will affect the Corporation’s hedging operations and costs.  Farmer Mac will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act and expects to be able to adapt successfully to any new applicable legislative and regulatory requirements.

Supplemental Information

The following tables present quarterly and annual information regarding loan purchases, guarantees and LTSPCs and outstanding loans, guarantees and LTSPCs.

Farmer Mac Purchases, Guarantees and LTSPCs
	Farmer Mac I		Farmer Mac II	Rural Utilities
	Loans and		and USDA	Loans and
	Guaranteed		Guaranteed	Guaranteed
	Securities	LTSPCs (1)	Securities	Securities (2)	Total
	(in thousands)
For the quarter ended:
June 30, 2010	$98,235	$32,430	$123,062	$77,726	$331,453
March 31, 2010	77,948	77,143	92,288	59,018	306,397
December 31, 2009	86,872	108,646	94,936	16,009	306,463
September 30, 2009	40,732	37,083	76,119	553,644	707,578
June 30, 2009	37,900	22,717	96,322	900,000	1,056,939
March 31, 2009	29,814	65,720	79,055	270,000	444,589
December 31, 2008	72,137	121,440	87,455	230,000	511,032
September 30, 2008	508,179	239,170	83,672	-	831,021
June 30, 2008	53,838	116,472	79,700	1,330,676	1,580,686

For the year ended:
December 31, 2009	195,318	234,166	346,432	1,739,653	2,515,569
December 31, 2008	671,622	530,363	303,941	1,560,676	3,066,602

(1)	As of June 30, 2010, approximately $50.9 million of the loans underlying $545.6 million of AgStorage and processing LTSPCs (including ethanol facilities) were not yet disbursed by the lender.
(2)	The enactment of the Farm Bill on May 22, 2008 expanded Farmer Mac’s authorities to include providing a secondary market for rural electric and telephone loans made by cooperative lenders.

Outstanding Balance of Farmer Mac Loans,
Guarantees and LTSPCs and USDA Guarantees
	Farmer Mac I		Farmer Mac II	Rural Utilities
	Loans and		and USDA	Loans and
	Guaranteed		Guaranteed	Guaranteed
	Securities	LTSPCs	Securities	Securities	Total
	(in thousands)
As of:
June 30, 2010 (1)	$5,544,091	$1,739,979	$1,300,945	$2,173,660	$10,758,675
March 31, 2010 (2)	5,444,448	1,846,244	1,237,539	2,183,576	10,711,807
December 31, 2009	5,224,768	2,165,706	1,199,798	2,130,832	10,721,104
September 30, 2009	5,227,939	2,135,445	1,141,570	2,266,592	10,771,546
June 30, 2009	5,241,145	2,181,712	1,115,025	1,819,033	10,356,915
March 31, 2009	5,313,680	2,216,564	1,082,215	1,319,033	9,931,492
December 31, 2008	5,759,773	2,224,181	1,043,425	1,054,941	10,082,320
September 30, 2008	5,724,867	2,264,880	995,639	824,941	9,810,327
June 30, 2008	5,474,303	1,997,172	960,278	1,330,676	9,762,429

(1)
The Loans and Guaranteed Securities and LTSPCs amounts reflect the conversion of $86.0 million of existing LTSPCs to Farmer Mac I Guaranteed Securities during the second quarter 2010 at the request of a program participant.

(2)
The Loans and Guaranteed Securities and LTSPCs amounts reflect the conversion of $265.8 million of existing LTSPCs to Farmer Mac I Guaranteed Securities during the first quarter 2010 at the request of a program participant.

Outstanding Balance of Loans Held and Loans Underlying
On-Balance Sheet Farmer Mac and USDA Guaranteed Securities
		5-to-10-Year		Total
		ARMs &	1-Month-to-	Held in
	Fixed Rate	Resets	3 Year ARMs	Portfolio
	(in thousands)
As of:
June 30, 2010	$2,347,206	$1,051,722	$1,914,096	$5,313,024
March 31, 2010	2,431,701	1,340,856	1,840,181	5,612,738
December 31, 2009	1,983,749	729,700	1,439,267	4,152,716
September 30, 2009	2,138,544	685,553	1,403,298	4,227,395
June 30, 2009	1,716,678	649,078	1,303,332	3,669,088
March 31, 2009	1,728,174	660,398	759,535	3,148,107
December 31, 2008	1,659,983	746,623	819,234	3,225,840
September 30, 2008	1,412,136	699,611	743,146	2,854,893
June 30, 2008	1,974,048	772,859	739,642	3,486,549

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

(a)  Management’s Evaluation of Disclosure Controls and Procedures.  Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation’s periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation’s management on a timely basis to allow decisions regarding required disclosure.  Management, including Farmer Mac’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), has evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2010.

The Corporation carried out the evaluation required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of Farmer Mac’s disclosure controls and procedures.  Based upon this evaluation, the CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2010.

(b)  Changes in Internal Control Over Financial Reporting.  There were no changes in Farmer Mac’s internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, Farmer Mac’s internal control over financial reporting.

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

During second quarter 2010, two types of transactions occurred related to Farmer Mac common stock that were not registered under the Securities Act of 1933 and not otherwise reported on a Current Report on Form 8-K:

1.
On April 26, 2010, pursuant to Farmer Mac’s policy that permits directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 1,114 shares of its Class C Non-Voting Common Stock to the five directors who elected to receive such stock in lieu of their cash retainers.  The number of shares issued to the directors was calculated based on a price of $11.33 per share, which was the closing price of the Class C Non-Voting Common Stock on March 31, 2010 as reported by the New York Stock Exchange.

2.
On June 3, 2010, Richard H. Davidson was granted 2,699 restricted shares of Farmer Mac’s Class C Non-Voting Common Stock in connection with his election as a director of the Corporation.  Those restricted shares have the same terms as the restricted shares granted to the other Farmer Mac directors on April 1, 2010 (as reported on a Current Report on Form 8-K filed on April 5, 2010) and will vest on March 31, 2011 or upon Mr. Davidson’s (i) death, (ii) disability or (iii) involuntary removal as a director without cause.

(b)	Not applicable.

(c)	None.

Item 3.	Defaults Upon Senior Securities

(a)	None.

(b)	None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

(a)	None.

(b)	None.

Item 6.	Exhibits

*	3.1	-	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Food, Conservation and Energy Act of 2008 (Form 10-Q filed August 12, 2008).

**	3.2	-	Amended and Restated By-Laws of the Registrant.

*	4.1	-	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.2	-	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.3	-	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.4	-	Amended and Restated Certificate of Designation of Terms and Conditions of Non-Voting Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.7 to Form 10-Q filed November 9, 2009).

†*	10.1	-	Amended and Restated 1997 Incentive Plan (Form 10-Q filed November 14, 2003).

†*	10.1.1	-	Form of stock option award agreement under 1997 Incentive Plan (Form 10-K filed March 16, 2005).

†*	10.1.2	-	2008 Omnibus Incentive Plan (Form 10-Q filed August 12, 2008).

†*	10.1.3	-	Form of SAR Agreement under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10 to Form 8-K filed June 11, 2008).

†*	10.1.4	-	Form of Restricted Stock Agreement (Officers) under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.1 to Form 8-K filed June 10, 2009).

†*	10.1.5	-	Form of Restricted Stock Agreement (Directors) under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.2 to Form 8-K filed June 10, 2009).

†*	10.2	-	Employment Agreement dated as of March 1, 2009 between Michael A. Gerber and the Registrant (Form 10-Q filed May 12, 2009).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.3	-	Compiled Amended and Restated Employment Contract dated as of June 5, 2008 between Tom D. Stenson and the Registrant (Previously filed as Exhibit 10.4 to Form 10-Q filed August 12, 2008).

†*	10.4	-	Compiled Amended and Restated Employment Contract dated June 5, 2008 between Timothy L. Buzby and the Registrant (Previously filed as Exhibit 10.5 to Form 10-Q filed August 12, 2008).

†*	10.4.1	-	Amendment No. 6 to Employment Contract between Timothy L. Buzby and the Registrant, dated as of April 2, 2009 (Form 10-Q filed August 10, 2009).

†*	10.5	-	Compiled Amended and Restated Employment Contract dated June 5, 2008 between Mary K. Waters and the Registrant (Previously filed as Exhibit 10.6 to Form 10-Q filed August 12, 2008).

	10.6	-	Exhibit number reserved for future use.

*	10.7	-	Farmer Mac I Seller/Servicer Agreement dated as of August 7, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.8	-	Medium-Term Notes U.S. Selling Agency Agreement dated as of October 1, 1998 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.9	-	Discount Note Dealer Agreement dated as of September 18, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.10	-	ISDA Master Agreement and Credit Support Annex dated as of June 26, 1997 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.11	-
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

*	10.14	-	Lease Agreement, dated June 28, 2001 between EOP – Two Lafayette, L.L.C. and the Registrant (Previously filed as Exhibit 10.10 to Form 10-K filed March 27, 2002).

*#	10.15	-	Long Term Standby Commitment to Purchase dated as of August 1, 2007 between Farm Credit Bank of Texas and the Registrant (Previously filed as Exhibit 10.20 to Form 10-Q filed November 8, 2007).

*#	10.16	-	Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-Q filed November 9, 2004).

*#	10.16.1	-	Amendment No. 1 dated as of December 8, 2006 to Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-K filed March 15, 2007).

*#	10.17	-	Central Servicer Delinquent Loan Servicing Transfer Agreement dated as of July 1, 2004 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.18	-	Form of Indemnification Agreement for Directors (Previously filed as Exhibit 10.1 to Form 8-K filed April 9, 2008).

†*	10.19	-	Description of compensation agreement between the Registrant and its directors (Form 10-Q filed August 9, 2007).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.20	-	Agreement and General Release dated as of January 30, 2009 between Henry D. Edelman and the Registrant (Form 10-Q filed May 12, 2009).

†*	10.21	-	Agreement and General Release dated as of February 6, 2009 between Nancy E. Corsiglia and the Registrant (Form 10-Q filed May 12, 2009).

**	10.22
Master Trust, Sale and Servicing Agreement dated as of October 20, 2006 between CFC Advantage, LLC, National Rural Utilities Cooperative Finance Corporation, U.S. Bank National Association, and the Registrant.

**	10.23		Registration Rights Agreement Series 2007-1 dated as of February 15, 2007 between CFC Advantage, LLC, National Rural Utilities Cooperative Finance Corporation, and the Registrant.

**	10.24		Registration Rights Agreement Series 2007-2 dated as of August 10, 2007 between CFC Advantage, LLC, National Rural Utilities Cooperative Finance Corporation and the Registrant.

**	10.25		Note Purchase Agreement dated as of December 15, 2008 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant.

**	10.25.1		First Amendment to Note Purchase Agreement dated as of July 13, 2009 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant.

**	10.26
Pledge Agreement dated as of December 15, 2008 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, U.S. Bank Trust National Association, and the Registrant.

**	10.26.1
First Amendment to Pledge Agreement dated as of September 23, 2009 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, U.S. Bank Trust National Association, and the Registrant.

**	10.27		Setoff Rights Letter Agreement dated as of December 15, 2008 between National Rural Utilities Cooperative Finance Corporation, Farmer Mac Mortgage Securities Corporation, and the Registrant.

**	10.28		Note Purchase Agreement dated as of February 5, 2009 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant.

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

**	10.28.1	First Amendment to Note Purchase Agreement dated as of July 13, 2009 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant.

**	10.29
Pledge Agreement dated as of February 5, 2009 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, U.S. Bank Trust National Association, and the Registrant.

**	10.29.1
First Amendment to Pledge Agreement dated as of September 23, 2009 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, U.S. Bank Trust National Association, and the Registrant.

**	10.30	Setoff Rights Letter Agreement dated as of February 5, 2009 between National Rural Utilities Cooperative Finance Corporation, Farmer Mac Mortgage Securities Corporation, and the Registrant.

**	10.31	Note Purchase Agreement dated as of March 23, 2009 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant.

**	10.32
Pledge Agreement dated as of March 23, 2009 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, U.S. Bank Trust National Association, and the Registrant.

**	10.32.1
First Amendment to Pledge Agreement dated as of September 23, 2009 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, U.S. Bank Trust National Association, and the Registrant.

**	10.33	Setoff Rights Letter Agreement dated as of March 23, 2009 between National Rural Utilities Cooperative Finance Corporation, Farmer Mac Mortgage Securities Corporation, and the Registrant.

**	10.34	Note Purchase Agreement dated as of May 22, 2009 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant.

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

**	10.35
Pledge Agreement dated as of May 22, 2009 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, U.S. Bank Trust National Association, and the Registrant.

**	10.36		Setoff Rights Letter Agreement dated as of May 22, 2009 between National Rural Utilities Cooperative Finance Corporation, Farmer Mac Mortgage Securities Corporation, and the Registrant.

**	10.37		Master Sale and Servicing Agreement dated as of July 24, 2009 between National Rural Utilities Cooperative Finance Corporation and the Registrant.

**	10.37.1		Amendment No. 1 to Master Sale and Servicing Agreement dated as of February 1, 2010 between National Rural Utilities Cooperative Finance Corporation and the Registrant.

**#	10.38		Credit Support Agreement dated as of September 1, 2009 between National Rural Utilities Cooperative Finance Corporation and the Registrant.

**	10.39		Indenture dated as of September 1, 2009 between National Rural Utilities Cooperative Finance Corporation, U.S. Bank National Association and the Registrant.

*	21	-	List of Registrant’s subsidiaries (Form 10-K filed March 16, 2010).

**	31.1	-
Certification of Chief Executive Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	-
Certification of Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	-
Certification of Chief Executive Officer and Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

August 9, 2010

By:	/s/ Michael A. Gerber
Michael A. Gerber President and Chief Executive Officer (Principal Executive Officer)

/s/ Timothy L. Buzby
Timothy L. Buzby Senior Vice President – Chief Financial Officer and Treasurer (Principal Financial Officer)