Form 10-Q
period 2010-09-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2010-11-09
CIK 845877

As filed with the Securities and Exchange Commission on November 9, 2010
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes        ☐                                No        ☒

As of November 1, 2010 the registrant had 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 8,750,869 shares of Class C Non-Voting Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

The following information concerning Farmer Mac’s interim unaudited condensed consolidated financial statements is included in this report beginning on the pages listed below:

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
	September 30,	December 31,
	2010	2009
	(in thousands)
Assets:
Cash and cash equivalents	$453,273	$654,794
Investment securities:
Available-for-sale, at fair value	1,375,518	1,041,923
Trading, at fair value	81,913	89,972
Total investment securities	1,457,431	1,131,895
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value	2,434,467	2,524,867
Trading, at fair value	-	874,129
Total Farmer Mac Guaranteed Securities	2,434,467	3,398,996
USDA Guaranteed Securities:
Available-for-sale, at fair value	970,901	-
Trading, at fair value	354,539	-
Total USDA Guaranteed Securities	1,325,440	-
Loans:
Loans held for sale, at lower of cost or fair value	981,985	666,534
Loans held for investment, at amortized cost	88,498	93,478
Loans held for investment in consolidated trusts, at amortized cost	1,292,716	-
Allowance for loan losses	(9,442)	(6,292)
Total loans, net of allowance	2,353,757	753,720
Real estate owned, at lower of cost or fair value	3,434	739
Financial derivatives, at fair value	52,471	15,040
Interest receivable	67,424	67,178
Guarantee and commitment fees receivable	34,058	55,016
Deferred tax asset, net	-	24,146
Prepaid expenses and other assets	40,987	37,289
Total Assets	$8,222,742	$6,138,813

Liabilities, Mezzanine Equity and Equity:
Liabilities:
Notes payable:
Due within one year	$3,645,811	$3,662,898
Due after one year	2,979,147	1,908,713
Total notes payable	6,624,958	5,571,611
Debt securities of consolidated trusts held by third parties	849,430	-
Financial derivatives, at fair value	144,715	107,367
Accrued interest payable	45,094	39,562
Guarantee and commitment obligation	30,922	48,526
Accounts payable and accrued expenses	20,239	23,445
Deferred tax liability, net	2,441	-
Reserve for losses	9,575	7,895
Total Liabilities	7,727,374	5,798,406

Commitments and Contingencies (Note 5)

Mezzanine Equity:
Series B redeemable preferred stock, par value $1,000 per share, 150,000 shares authorized, issued and outstanding as of December 31, 2009 (redemption value $150,000,000)	-	144,216
Stockholders' Equity:
Preferred stock:
Series C, par value $1,000 per share, 100,000 shares authorized, 57,578 shares issued and outstanding	57,578	57,578
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 8,746,123 shares outstanding as of September 30, 2010 and 8,610,918 shares outstanding as of December 31, 2009	8,746	8,611
Additional paid-in capital	99,468	97,090
Accumulated other comprehensive income	47,332	3,254
Retained earnings	38,860	28,127
Total Stockholders' Equity	253,515	196,191
Non-controlling interest - preferred stock	241,853	-
Total Equity	495,368	196,191
Total Liabilities, Mezzanine Equity and Equity	$8,222,742	$6,138,813
See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$6,430	$6,345	$19,303	$22,303
Farmer Mac and USDA Guaranteed Securities	22,971	27,668	62,597	81,232
Loans	29,174	8,815	94,734	28,196
Total interest income	58,575	42,828	176,634	131,731
Total interest expense	33,526	23,031	106,360	68,593
Net interest income	25,049	19,797	70,274	63,138
Provision for loan losses	(412)	(3,098)	(1,392)	(939)
Net interest income after provision for loan losses	24,637	16,699	68,882	62,199

Non-interest (loss)/income:
Guarantee and commitment fees	5,977	8,168	17,606	23,486
(Losses)/gains on financial derivatives	(6,864)	(7,733)	(28,508)	15,506
(Losses)/gains on trading assets	(1,722)	25,047	6,703	56,707
Other-than-temporary impairment losses	-	(1,621)	-	(3,994)
Gains on sale of available-for-sale investment securities	24	63	264	2,913
Gains on sale of loans and Farmer Mac Guaranteed Securities	-	-	-	1,581
Lower of cost or fair value adjustment on loans held for sale	(906)	-	(3,090)	-
Other income	140	874	1,180	1,209
Non-interest (loss)/income	(3,351)	24,798	(5,845)	97,408

Non-interest expense:
Compensation and employee benefits	4,501	2,896	11,919	10,493
General and administrative	1,775	2,432	6,329	8,332
Regulatory fees	568	512	1,693	1,537
Real estate owned operating costs, net	1,189	203	1,497	208
Provision for losses	105	89	1,680	2,079
Non-interest expense	8,138	6,132	23,118	22,649
Income before income taxes	13,148	35,365	39,919	136,958
Income tax expense	885	13,097	5,977	47,721
Net income	12,263	22,268	33,942	89,237
Less: Net income attributable to non-controlling interest - preferred stock dividends	(5,546)	-	(15,160)	-
Net income attributable to Farmer Mac	6,717	22,268	18,782	89,237
Preferred stock dividends	(720)	(4,368)	(3,410)	(12,434)
Loss on retirement of preferred stock	-	-	(5,784)	-
Net income available to common stockholders	$5,997	$17,900	$9,588	$76,803

Earnings per common share and dividends:
Basic earnings per common share	$0.58	$1.77	$0.94	$7.58
Diluted earnings per common share	$0.56	$1.74	$0.91	$7.54
Common stock dividends per common share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
	For the Nine Months Ended
	September 30, 2010		September 30, 2009
	Shares	Amount	Shares	Amount
	(in thousands)
Preferred stock:
Balance, beginning of period	58	$57,578	9	$9,200
Issuance of Series C preferred stock	-	-	48	47,800
Balance, end of period	58	$57,578	57	$57,000
Common stock:
Balance, beginning of period	10,142	$10,142	10,132	$10,132
Issuance of Class C common stock	122	122	8	8
Exercise of stock options and SARs	13	13	-	-
Balance, end of period	10,277	$10,277	10,140	$10,140
Additional paid-in capital:
Balance, beginning of period		$97,090		$95,572
Stock-based compensation expense		2,187		2,160
Issuance of Class C common stock		33		21
Exercise, vesting and cancellation of stock options
SARs and restricted stock		158		(1,206)
Balance, end of period		$99,468		$96,547
Retained earnings/(accumulated deficit):
Balance, beginning of period		$28,127		$(52,144)
Net income attributable to Farmer Mac		18,782		89,237
Cash dividends:
Preferred stock, Series B ($8.33 per share in 2010 and $75.00 per share in 2009)		(1,250)		(11,250)
Preferred stock, Series C ($37.50 per share)		(2,160)		(1,184)
Common stock ($0.15 per share)		(1,534)		(1,520)
Loss on retirement of preferred stock		(5,784)		-
Cumulative effect of adoption of new accounting standard, net of tax		2,679		-
Balance, end of period		$38,860		$23,139
Accumulated other comprehensive income/(loss):
Balance, beginning of period		$3,254		$(47,412)
Change in unrealized gain on available-for-sale securities, net of tax and reclassification adjustments		44,000		65,427
Change in unrealized gain on financial derivatives, net of tax and reclassification adjustments		78		124
Balance, end of period		$47,332		$18,139
Total Stockholders' Equity		$253,515		$204,965
Non-controlling interest:
Balance, beginning of period		$-		$-
Preferred stock - Farmer Mac II LLC		241,853		-
Balance, end of period		$241,853		$-
Total Equity		$495,368		$204,965

Comprehensive income:
Net income		$33,942		$89,237
Change in accumulated other comprehensive income, net of tax		44,078		65,551
Comprehensive income		78,020		154,788
Less: Comprehensive income attributable to non-controlling interest		15,160		-
Total comprehensive income		$62,860		$154,788

See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Nine Months Ended
	September 30, 2010	September 30, 2009
	(in thousands)
Cash flows from operating activities:
Net income	$33,942	$89,237
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Net amortization of premiums and discounts on loans, investments, and
Farmer Mac and USDA Guaranteed Securities	8,421	3,123
Amortization of debt premiums, discounts and issuance costs	5,057	10,982
Net change in fair value of trading securities, financial derivatives and loans held for sale	(5,970)	(104,312)
Amortization of transition adjustment on financial derivatives	120	124
Other-than-temporary impairment losses	-	3,994
Gains on sale of loans and Farmer Mac Guaranteed Securities	-	(1,581)
Gains on the sale of available-for-sale investment securities	(264)	(2,913)
Total provision for losses	3,072	3,018
Deferred income taxes	809	73,629
Stock-based compensation expense	2,188	2,159
Proceeds from repayment and sale of trading investment securities	586	644
Purchases of loans held for sale	(404,072)	(122,421)
Proceeds from repayment of loans held for sale	82,988	51,896
Net change in:
(Increase)/decrease in interest receivable	(246)	16,852
Decrease in guarantee and commitment fees receivable	20,958	6,637
Decrease in other assets	522	24,287
Increase/(decrease) in accrued interest payable	5,532	(3,082)
(Decrease)/increase in other liabilities	(17,865)	11,725
Net cash (used in)/provided by operating activities	(264,222)	63,998
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(626,678)	(41,721)
Purchases of Farmer Mac Guaranteed Securities	(1,151,375)	(1,952,704)
Purchases of loans held for investment	(26,367)	(48,147)
Purchases of defaulted loans	(5,317)	(19,631)
Proceeds from repayment of available-for-sale investment securities	213,315	148,544
Proceeds from repayment of Farmer Mac Guaranteed Securities	372,862	690,741
Proceeds from repayment of loans held for investment	196,424	37,308
Proceeds from sale of available-for-sale investment securities	92,767	207,879
Proceeds from sale of trading securities - fair value option	5,013	-
Proceeds from sale of Farmer Mac Guaranteed Securities	18,860	24,232
Proceeds from sale of real estate owned	-	31,056
Proceeds from sale of loans	-	358,953
Net cash used in investing activities	(910,496)	(563,490)
Cash flows from financing activities:
Proceeds from issuance of discount notes	50,774,678	40,680,191
Proceeds from issuance of medium-term notes	1,977,609	2,962,189
Payments to redeem discount notes	(50,262,407)	(41,077,281)
Payments to redeem medium-term notes	(1,441,590)	(2,103,000)
Tax benefit from tax deduction in excess of compensation cost recognized	747	-
Payments to third parties on debt securities of consolidated trusts	(147,832)	-
Proceeds from common stock issuance	180	29
Issuance costs on retirement of preferred stock	(5,784)	-
Proceeds from preferred stock issuance - Farmer Mac II LLC	241,853	-
Proceeds from preferred stock issuance	-	47,800
Retirement of Series B Preferred stock	(144,216)	-
Dividends paid - Non-controlling interest - preferred stock	(15,097)	-
Dividends paid on common and preferred stock	(4,944)	(13,954)
Net cash provided by financing activities	973,197	495,974
Net decrease in cash and cash equivalents	(201,521)	(3,518)
Cash and cash equivalents at beginning of period	654,794	278,412
Cash and cash equivalents at end of period	$453,273	$274,894
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.	Accounting Policies

The interim unaudited condensed consolidated financial statements of the Federal Agricultural Mortgage Corporation (“Farmer Mac” or the “Corporation”) and subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  These interim unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Farmer Mac and subsidiaries for the interim periods presented.  Certain information and footnote disclosures normally included in the annual consolidated financial statements have been condensed or omitted as permitted by SEC rules and regulations.  The December 31, 2009 condensed consolidated balance sheet presented in this report has been derived from the Corporation’s audited 2009 consolidated financial statements.  Management believes that the disclosures are adequate to present fairly the condensed consolidated financial statements as of the dates and for the periods presented.  These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited 2009 consolidated financial statements of Farmer Mac and subsidiaries included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010 (as updated by the Current Report on Form 8-K filed with the SEC on August 4, 2010).  Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year.  Below is a summary of Farmer Mac’s significant accounting policies.

(a)   Cash and Cash Equivalents and Statements of Cash Flows

Farmer Mac considers highly liquid investment securities with maturities at the time of purchase of three months or less to be cash equivalents. The carrying value of cash and cash equivalents is a reasonable estimate of their fair value. Changes in the balance of cash and cash equivalents are reported in the condensed consolidated statements of cash flows. The following table sets forth information regarding certain cash and non-cash transactions for the nine months ended September 30, 2010 and 2009.

	For the Nine Months Ended
	September 30, 2010	September 30, 2009
	(in thousands)
Cash paid during the period for:
Interest	$57,746	$58,994
Income taxes	12,500	10,500
Non-cash activity:
Real estate owned acquired through foreclosure	4,643	41,086
Loans acquired and securitized as Farmer Mac Guaranteed Securities	2,185	17,224
Consolidation of Farmer Mac I Guaranteed Securities from off-balance sheet to loans held for investment in consolidated trusts	1,402,556	-
Consolidation of Farmer Mac I Guaranteed Securities from off-balance sheet to debt securities of consolidated trusts held by third parties	1,402,556	-
Transfers of available-for-sale Farmer Mac I Guaranteed Securities to loans held for investment in consolidated trusts, upon the adoption of new consolidation guidance	5,385	-
Transfers of trading Farmer Mac Guaranteed Securities - Rural Utilities to loans held for investment in consolidated trusts, upon the adoption of new consolidation guidance	451,448	-
Deconsolidation of loans held for investment in consolidated trusts - transferred to off-balance sheet Farmer Mac I Guaranteed Securities	414,462	-
Deconsolidation of debt securities of consolidated trusts held by third parties - transferred to off-balance sheet Farmer Mac I Guaranteed Securities	414,462	-
Transfers of Farmer Mac I Guaranteed Securities to loans held for sale	-	288,012
Transfers of loans held for investment to loans held for sale	-	617,072
Exchange of GSE preferred stock - transfer from trading to available-for-sale	-	90,657

(b)   Allowance for Losses

As of September 30, 2010, Farmer Mac maintained an allowance for losses to cover estimated probable losses on loans held and loans underlying Long Term Standby Purchase Commitments (“LTSPCs”), Farmer Mac I Guaranteed Securities and Farmer Mac Guaranteed Securities – Rural Utilities.

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

Farmer Mac’s methodology for determining its allowance for losses incorporates the Corporation’s automated loan classification system.  That system scores loans based on criteria such as historical repayment performance, indicators of current financial condition, loan seasoning, loan size and loan-to-value ratio.  For the purposes of the loss allowance methodology, the loans in the Farmer Mac I portfolio and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs have been scored and classified for each calendar quarter since first quarter 2000.  The allowance methodology captures the migration of loan scores across concurrent and overlapping three-year time horizons and calculates loss rates separately within each loan classification for (1) loans underlying LTSPCs and (2) loans held and loans underlying Farmer Mac I Guaranteed Securities.  The calculated loss rates are applied to the current classification distribution of unimpaired loans in Farmer Mac’s portfolio to estimate inherent losses, on the assumption that the historical credit losses and trends used to calculate loss rates will continue in the future.  Management evaluates this assumption by taking into consideration factors, including:

•	economic conditions;
•	geographic and agricultural commodity/product concentrations in the portfolio;
•	the credit profile of the portfolio;
•	delinquency trends of the portfolio;
•	historical charge-off and recovery activities of the portfolio; and
•	other factors to capture current portfolio trends and characteristics that differ from historical experience.

Management believes that its use of this methodology produces a reliable estimate of probable losses, as of the balance sheet date, for all loans held in the Farmer Mac I portfolio and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs, in accordance with the standard on accounting for contingencies issued by the Financial Accounting Standards Board (“FASB”).

Farmer Mac separately evaluates the rural utilities loans it owns, as well as the lender obligations and loans underlying or securing its Farmer Mac Guaranteed Securities – Rural Utilities, to determine if there are probable losses inherent in those assets.  As of September 30, 2010, there were no delinquencies and no probable losses inherent in Farmer Mac’s rural utilities loans held or in any Farmer Mac Guaranteed Securities – Rural Utilities.

Farmer Mac also analyzes assets in its portfolio for impairment in accordance with the FASB standard on measuring individual impairment of a loan.  Farmer Mac’s impaired assets include:

•
non-performing assets (loans 90 days or more past due, in foreclosure, restructured, in bankruptcy – including loans performing under either their original loan terms or a court-approved bankruptcy plan – and real estate owned (“REO”));

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

As of September 30, 2010, Farmer Mac individually analyzed $57.7 million of its $103.4 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values.  Farmer Mac evaluated the remaining $45.7 million of impaired assets for which updated valuations were not available in the aggregate in consideration of their similar risk characteristics and historical statistics.  Farmer Mac’s specific allowance for under-collateralized assets was $2.9 million as of September 30, 2010 and $0.6 million as of December 31, 2009.  Farmer Mac’s non-specific or general allowances were $16.1 million as of September 30, 2010 and $13.6 million as of December 31, 2009.

Farmer Mac recognized interest income of approximately $0.6 million and $1.5 million on impaired loans during the three and nine months ended September 30, 2010, respectively, compared to $0.4 million and $2.0 million, respectively, during the same periods in 2009.  During the three and nine months ended September 30, 2010, Farmer Mac’s average investment in impaired loans was $125.4 million and $109.0 million, respectively, compared to $184.6 million and $168.0 million, respectively, for the same periods in 2009.

The table below summarizes the components of Farmer Mac’s allowance for losses as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
	(in thousands)
Allowance for loan losses	$9,442	$6,292
Reserve for losses:
Off-balance sheet Farmer Mac I Guaranteed Securities	984	2,033
LTSPCs	8,591	5,862
Total allowance for losses	$19,017	$14,187

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for the three and nine months ended September 30, 2010 and 2009:

	September 30, 2010			September 30, 2009
	Allowance		Total	Allowance		Total
	for Loan	Reserve	Allowance	for Loan	Reserve	Allowance
	Losses	for Losses	for Losses	Losses	for Losses	for Losses
	(in thousands)
For the Three Months Ended:
Beginning balance	$9,495	$9,470	$18,965	$1,810	$7,496	$9,306
Provision for losses	412	105	517	3,098	89	3,187
Charge-offs	(465)	-	(465)	(16)	-	(16)
Recoveries	-	-	-	-	-	-
Ending balance	$9,442	$9,575	$19,017	$4,892	$7,585	$12,477

For the Nine Months Ended:
Beginning balance	$6,292	$7,895	$14,187	$10,929	$5,506	$16,435
Provision for losses	1,392	1,680	3,072	939	2,079	3,018
Charge-offs	(465)	-	(465)	(7,741)	-	(7,741)
Recoveries	2,223	-	2,223	765	-	765
Ending balance	$9,442	$9,575	$19,017	$4,892	$7,585	$12,477

Upon the adoption of new consolidation guidance on January 1, 2010, Farmer Mac reclassified $2.0 million from the reserve for losses to the allowance for loan losses as a result of Farmer Mac being determined the primary beneficiary of certain variable interest entities (“VIEs”) with beneficial interests owned by third party investors.  In June 2010, Farmer Mac deconsolidated certain VIEs with beneficial interests owned by third party investors because Farmer Mac was no longer determined to be the primary beneficiary.  This deconsolidation did not result in a material reclassification from the allowance for loan losses to the reserve for losses during second quarter 2010.  Consolidated interests in VIEs with beneficial interests owned by third party investors are presented as “Loans held for investment in consolidated trusts” on Farmer Mac’s condensed consolidated balance sheets.  Upon deconsolidation, Farmer Mac classifies these interests as off-balance sheet Farmer Mac Guaranteed Securities.

No allowance for losses has been provided for AgVantage securities, securities issued under the Farmer Mac II program (“Farmer Mac II Guaranteed Securities”), or USDA Guaranteed Securities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  As of September 30, 2010, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the credit quality of the obligors, as well as the underlying collateral.  As of September 30, 2010, Farmer Mac had not experienced any credit losses on any AgVantage securities.  The guaranteed portions (“USDA-guaranteed portions”) of certain agricultural, rural development, business & industry and community facilities loans presented as “USDA Guaranteed Securities,” as well as those USDA-guaranteed portions that collateralize Farmer Mac II Guaranteed Securities, are guaranteed by the United States Department of Agriculture (“USDA”).  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of September 30, 2010, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any USDA Guaranteed Securities held or on any Farmer Mac II Guaranteed Securities.

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

The following tables summarize information related to Farmer Mac’s financial derivatives as of September 30, 2010 and December 31, 2009:

	September 30, 2010
							Weighted-
				Weighted-	Weighted-	Weighted-	Average
				Average	Average	Average	Remaining
	Notional	Fair Value		Pay	Receive	Forward	Life
	Amount	Asset	(Liability)	Rate	Rate	Price	(in years)
	(dollars in thousands)
Interest rate swaps:
Pay fixed callable	$26,235	$-	$(291)	5.42%	0.42%		7.24
Pay fixed non-callable	1,215,137	26	(140,806)	4.80%	0.40%		3.82
Receive fixed callable	40,000	14	-	0.29%	0.57%		0.87
Receive fixed non-callable	2,358,083	53,387	(29)	0.55%	1.56%		1.74
Basis swaps	229,991	71	(3,666)	1.52%	0.46%		2.00
Credit default swaps	30,000	25	(3)	1.00%	0.00%		1.30
Agency forwards	117,254	-	(866)			104.85
Treasury futures	1,700	-	1			126.12
Credit valuation adjustment	-	(1,052)	945
Total financial derivatives	$4,018,400	$52,471	$(144,715)

	December 31, 2009
							Weighted-
				Weighted-	Weighted-	Weighted-	Average
				Average	Average	Average	Remaining
	Notional	Fair Value		Pay	Receive	Forward	Life
	Amount	Asset	(Liability)	Rate	Rate	Price	(in years)
	(dollars in thousands)
Interest rate swaps:
Pay fixed callable	$65,686	$-	$(1,725)	5.70%	0.27%		7.78
Pay fixed non-callable	1,236,156	5	(99,913)	4.95%	0.26%		4.62
Receive fixed callable	300,000	236	-	0.09%	0.54%		0.76
Receive fixed non-callable	2,262,714	14,298	(2,815)	0.41%	1.80%		2.25
Basis swaps	262,177	294	(3,673)	1.63%	0.61%		2.39
Credit default swaps	30,000	-	(214)	1.00%	0.00%		2.14
Agency forwards	75,511	453	-			101.22
Treasury futures	20,500	3	-			115.47
Credit valuation adjustment	-	(249)	973
Total financial derivatives	$4,252,744	$15,040	$(107,367)

In the normal course of business, collateral requirements contained in Farmer Mac’s derivative contracts are enforced by Farmer Mac and its counterparties.  Upon enforcement of the collateral requirements, the amount of collateral posted is typically based on the net fair value of all derivative contracts with the counterparty, i.e., derivative assets net of derivative liabilities at the counterparty level.  If Farmer Mac were to be in violation of certain provisions of the derivative contracts, the related counterparty could request payment or full collateralization on the derivative contracts.  As of September 30, 2010, the fair value of Farmer Mac’s derivatives in a net liability position at the counterparty level, which includes accrued interest but excludes any adjustment for nonperformance risk, was $109.6 million.  As of September 30, 2010, Farmer Mac posted assets with a fair value of $31.2 million as collateral for its derivatives in net liability positions.  If Farmer Mac had breached certain provisions of the derivative contracts as of September 30, 2010, it could have been required to settle its obligations under the agreements or post additional collateral of $78.4 million.

The following table summarizes the effects of Farmer Mac’s financial derivatives on the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009:

	(Losses)/Gains on Financial Derivatives
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(in thousands)

Interest rate swaps	$(5,243)	$(6,409)	$(24,634)	$17,971
Agency forwards	(1,089)	(1,223)	(3,026)	(2,301)
Treasury futures	(96)	(47)	(737)	28
Credit default swaps	(396)	-	9	-
	(6,824)	(7,679)	(28,388)	15,698
Amortization of derivatives transition adjustment	(40)	(54)	(120)	(192)
Total	$(6,864)	$(7,733)	$(28,508)	$15,506

As of September 30, 2010 and December 31, 2009, Farmer Mac had approximately $32,000 of net after-tax unrealized gains and $0.1 million of net after-tax unrealized losses on financial derivatives, respectively, included in accumulated other comprehensive income related to the financial derivatives transition adjustment.  These amounts will be reclassified into earnings in the same period or periods during which the hedged forecasted transactions (either the payment of interest or the issuance of discount notes) affect earnings or immediately when it becomes probable that the original hedged forecasted transaction will not occur within two months of the originally specified date.  Over the next 12 months, Farmer Mac estimates that $39,000 of unrealized losses currently reported in accumulated other comprehensive income will be reclassified into earnings.

As of September 30, 2010, Farmer Mac had outstanding basis swaps with Zions First National Bank, a related party, with a total notional amount of $85.0 million and a fair value of $(3.6) million, compared to $105.2 million and $(3.7) million, respectively, as of December 31, 2009.  Under the terms of those basis swaps, Farmer Mac pays Constant Maturity Treasury-based rates and receives LIBOR.  Those swaps economically hedge most of the interest rate basis risk related to loans Farmer Mac purchases that pay a Constant Maturity Treasury based-rate and the discount notes Farmer Mac issues to fund the loan purchases (the pricing of discount notes is closely correlated to LIBOR rates).  Farmer Mac recorded unrealized gains on those outstanding basis swaps for the three and nine months ended September 30, 2010 of $0.1 million and $32,000 respectively, compared to unrealized losses of $0.6 million and $0.2 million, respectively, for the same periods in 2009.

(d)   Earnings Per Common Share

Basic earnings per common share is based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per common share is based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options, stock appreciation rights (“SARs”) and nonvested restricted stock awards.  The following schedule reconciles basic and diluted earnings per common share (“EPS”) for the three and nine months ended September 30, 2010 and 2009:

	For the Three Months Ended
	September 30, 2010			September 30, 2009
	Net		$ per	Net		$ per
	Income	Shares	Share	Income	Shares	Share
	(in thousands, except per share amounts)
Basic EPS
Net income available to common stockholders	$5,997	10,277	$0.58	$17,900	10,140	$1.77
Effect of dilutive securities:
Stock options, SARs and restricted stock (1)		388	(0.02)		146	(0.03)
Diluted EPS	$5,997	10,665	$0.56	$17,900	10,286	$1.74

(1)
For the three months ended September 30, 2010 and 2009, stock options and SARs of 1,354,800 and 1,590,965, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive.  For the three months ended September 30, 2010, 126,000 contingent shares of nonvested restricted stock were outstanding but not included in the computation of diluted earnings per share because the performance conditions were not met.

	For the Nine Months Ended
	September 30, 2010			September 30, 2009
	Net		$ per	Net		$ per
	Income	Shares	Share	Income	Shares	Share
	(in thousands, except per share amounts)
Basic EPS
Net income available to common stockholders	$9,588	10,211	$0.94	$76,803	10,138	$7.58
Effect of dilutive securities:
Stock options, SARs and restricted stock (1)		365	(0.03)		49	(0.04)
Diluted EPS	$9,588	10,576	$0.91	$76,803	10,187	$7.54
(1)
For the nine months ended September 30, 2010 and 2009, stock options and SARs of 1,528,938 and 1,784,912, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive.  For the nine months ended September 30, 2010, 111,500 contingent shares of nonvested restricted stock were outstanding but not included in the computation of diluted earnings per share because the performance conditions were not met.

(e)   Stock-Based Compensation

Farmer Mac’s 2008 Omnibus Incentive Compensation Plan authorizes the grants of restricted stock, stock options and SARs, among other alternative forms of equity-based compensation, to directors, officers and other employees.  SARs awarded to officers and employees vest annually in thirds.  No SARs to directors are outstanding.  If not exercised or terminated earlier due to the termination of employment, SARs granted to officers or employees expire after ten years.  For all SARs granted, the exercise price is equal to the closing price of Farmer Mac’s Class C Non-Voting Common Stock on the date of grant.  SARs granted to officers during 2010 have exercise prices of $12.20 per share.  As of September 30, 2010, there are no outstanding SARs awarded to directors.  Restricted stock awarded to directors during 2010 vests fully after approximately one year.  Restricted stock awarded to officers during 2010 vests after approximately three years and only vests if certain performance conditions are met.  Restricted stock awards granted to both directors and officers are not issued until full vesting occurs.

For the three and nine months ended September 30, 2010, Farmer Mac recognized $0.7 million and $2.2 million, respectively, of compensation expense related to stock options, SARs and restricted stock, compared to $0.6 million and $2.2 million, respectively, for the same periods in 2009.

The following tables summarize activity related to stock options, SARs and nonvested restricted stock awards for the three and nine months ended September 30, 2010 and 2009:

	September 30, 2010		September 30, 2009
	Stock	Weighted-	Stock	Weighted-
	Options	Average	Options	Average
	and	Exercise	and	Exercise
	SARs	Price	SARs	Price
For the Three Months Ended:
Outstanding, beginning of period	1,923,050	$21.53	1,755,965	$23.06
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	(48,250)	25.43	(1,500)	22.94
Outstanding, end of period	1,874,800	$21.43	1,754,465	$23.06

For the Nine Months Ended:
Outstanding, beginning of period	1,799,465	$22.68	2,237,711	$25.54
Granted	247,000	12.20	165,000	5.93
Exercised	(21,331)	13.15	-	-
Canceled	(150,334)	22.34	(648,246)	27.27
Outstanding, end of period	1,874,800	$21.43	1,754,465	$23.06

Stock options and SARs
exercisable at the end of the period	1,440,211	$24.53	1,398,262	$25.17

	September 30, 2010		September 30, 2009
		Weighted-		Weighted-
	Nonvested	Average	Nonvested	Average
	Restricted	Grant-date	Restricted	Grant-date
	Stock	Fair Value	Stock	Fair Value
For the Three Months Ended:
Outstanding, beginning of period	181,986	$9.66	200,548	$5.93
Granted	-	-	-	-
Canceled	-	-	-	-
Vested and issued	-	-	-	-
Outstanding, end of period	181,986	$9.66	200,548	$5.93

For the Nine Months Ended:
Outstanding, beginning of period	200,548	$5.93	-	$-
Granted	111,085	12.28	200,548	5.93
Canceled	(11,599)	8.15	-	-
Vested and issued	(118,048)	5.93	-	-
Outstanding, end of period	181,986	$9.66	200,548	$5.93

The cancellations of stock options, SARs and nonvested restricted stock during the first nine months of 2010 were due to unvested SARs and nonvested restricted stock terminating in accordance with the provisions of the applicable plans upon directors’ or officers’ departures from Farmer Mac and vested options terminating unexercised on their expiration date.  The cancellations of stock options and SARs during the first nine months of 2009 were due to unvested options or SARS terminating and the cancellation of a portion of vested options upon employees’ and officers’ departures from Farmer Mac.

For the three and nine months ended September 30, 2010, adjustments to additional paid-in capital from exercises or expiration of stock options and SARs and the vesting or expiration of restricted stock was $(0.1) million and $0.2 million, respectively.  The reduction of income taxes to be paid as a result of the deduction for exercises of stock options and SARs and the vesting or accelerated tax elections of restricted stock was $0.9 million for the nine months ended September 30, 2010.  There were no exercises of stock options or SARS during the comparable periods in 2009.

The following tables summarize information regarding stock options, SARs and nonvested restricted stock outstanding as of September 30, 2010:

	Outstanding		Exercisable		Vested or Expected to Vest
		Weighted-		Weighted-		Weighted-
	Stock	Average	Stock	Average	Stock	Average
Range of	Options	Remaining	Options	Remaining	Options	Remaining
Exercise	and	Contractual	and	Contractual	and	Contractual
Prices	SARs	Life	SARs	Life	SARs	Life

$5.00 - $ 9.99	273,000	8.5 years	113,003	8.4 years	245,001	8.5 years
10.00 - 14.99	247,000	9.5 years	-	-	222,300	9.5 years
15.00 - 19.99	73,291	3.9 years	73,291	3.9 years	73,291	3.9 years
20.00 - 24.99	483,457	3.9 years	483,457	3.9 years	483,457	3.9 years
25.00 - 29.99	584,384	4.0 years	556,792	3.8 years	581,424	4.0 years
30.00 - 34.99	213,668	1.4 years	213,668	1.4 years	213,668	1.4 years
	1,874,800		1,440,211		1,819,141

	Outstanding		Expected to Vest
		Weighted-		Weighted-
Weighted-		Average		Average
Average	Nonvested	Remaining	Nonvested	Remaining
Grant-Date	Restricted	Contractual	Restricted	Contractual
Fair Value	Stock	Life	Stock	Life

$5.00 - $ 9.99	75,000	1.5 years	67,500	1.5 years
10.00 - 14.99	104,287	1.5 years	93,858	1.5 years
15.00 - 19.99	2,699	0.5 years	2,426	0.5 years
	181,986		163,784

The weighted-average grant date fair value of SARs granted during the nine months ended September 30, 2010 and 2009 were $8.31 and $4.12 per share, respectively.  The weighted-average grant date fair value of nonvested shares granted during the nine months ended September 30, 2010 and 2009 were $12.28 and $5.93 per share, respectively.  The fair values for SARs were estimated using the Black-Scholes option pricing model based on the following assumptions:

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

(g)   Consolidation of Variable Interest Entities

Farmer Mac has interests in various entities that are considered to be VIEs.  These interests include investments in securities issued by VIEs, such as Farmer Mac agricultural mortgage-backed securities created pursuant to Farmer Mac’s securitization transactions and mortgage and asset-backed trusts that Farmer Mac did not create.  Effective January 1, 2010, Farmer Mac adopted two new accounting standards that eliminated the concept of qualifying special purpose entities (“QSPEs”) and amended the accounting for transfers of financial assets and the consolidation model for VIEs.  All formerly designated QSPEs were evaluated for consolidation in accordance with the new consolidation model, which changed the method of analyzing which party to a VIE should consolidate the VIE.  The new consolidation model uses a qualitative evaluation that requires consolidation of an entity when the reporting enterprise both (1) has the power to direct matters which significantly impact the activities and success of the entity, and (2) has exposure to benefits and/or losses that could potentially be significant to the entity.  The reporting enterprise that meets both these conditions is deemed the primary beneficiary of the VIE.

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

Although these new accounting standards did not change the economic risk to Farmer Mac’s business, specifically Farmer Mac’s liquidity, credit and interest rate risks, the adoption of these new accounting standards had a significant impact on the presentation of Farmer Mac’s consolidated financial statements.  On the consolidated balance sheet, there was an increase in loans held for investment, interest receivable, debt and accrued interest payable, and a decrease in available-for-sale and trading Farmer Mac Guaranteed Securities, the reclassification of a portion of the reserve for losses to allowance for loan losses, and the elimination of the guarantee and commitment fees receivable and guarantee and commitment obligations related to the consolidated trusts.  On the income statement, there was an increase in interest income and interest expense attributable to the assets and liabilities of the consolidated trusts and a reclassification of a portion of guarantee fee income to interest income.

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

For those trusts that Farmer Mac is the primary beneficiary, the assets and liabilities are presented on the condensed consolidated balance sheet as “Loans held for investment in consolidated trusts” and “Debt securities of consolidated trusts held by third parties,” respectively.  These assets can only be used to satisfy the obligations of the related trust.

For those trusts where Farmer Mac has a variable interest but has not been determined to be the primary beneficiary, Farmer Mac’s interests are presented as either “Farmer Mac Guaranteed Securities” or “Investment securities” on the condensed consolidated balance sheets.  Farmer Mac’s involvement in on-balance sheet VIEs classified as Farmer Mac Guaranteed Securities include securitization trusts under the Farmer Mac II program and trusts related to AgVantage securities.  In the case of Farmer Mac II trusts, Farmer Mac was not determined to be the primary beneficiary because it does not have the decision-making power over default mitigation activities.  For the AgVantage trusts, Farmer Mac currently does not have the power to direct the activities that have the most significant economic impact to the trust unless, as guarantor, there is a default by the issuer of the trust securities.  Should there be a default, Farmer Mac would reassess whether it is the primary beneficiary of those trusts.  For VIEs classified as investment securities, which include auction-rate certificates, asset-backed securities and GSE-guaranteed mortgage-backed securities, Farmer Mac was determined not to be the primary beneficiary because of the lack of voting rights or other powers to direct the activities of the trust.  As of September 30, 2010, the Farmer Mac Guaranteed Securities trusts and investment securities trusts have carrying amounts on the condensed consolidated balance sheet totaling $639.3 million and $517.7 million, respectively, which is Farmer Mac’s maximum exposure to loss.  In addition, Farmer Mac has a variable interest in off-balance sheet VIEs, which include a guarantee of timely payment of principal and interest, totaling $3.3 billion as of September 30, 2010.

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

Variable Interest Entities

On December 23, 2009, the FASB issued an ASU, which codifies recent accounting guidance on consolidation of VIEs.  The new guidance replaces the quantitative-based risks-and-rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has (1) the power to direct the activities of a VIE that most significantly affect the entity’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity.  The ASU requires additional disclosures about a reporting entity’s involvement with VIEs and about any significant changes in risk exposure as a result of that involvement.  Farmer Mac adopted this ASU on January 1, 2010, which resulted in the consolidation of assets and liabilities onto Farmer Mac’s balance sheet in connection with trusts that previously qualified for the QSPE exception.  Additionally, interest income and interest expense related to the consolidated assets and liabilities of the trusts are reflected in the statement of operations.

As of December 31, 2009, Farmer Mac disclosed the impact of adopting the new consolidation standard as an increase in consolidated assets of $292.8 million, requiring incremental regulatory capital of $5.9 million, and an increase in retained earnings of $2.6 million.  Upon adoption, Farmer Mac reassessed its securitization trusts created when loans subject to LTSPCs were converted to Farmer Mac I Guaranteed Securities in consideration of the related party relationship with certain counterparties to these transactions and concluded that additional trusts required consolidation.  The actual impact upon adoption was an increase in consolidated assets of $1.5 billion, which resulted in an incremental capital requirement of $30.4 million.  The transition adjustment upon adoption did not change significantly from the reported amount, increasing retained earnings by $2.7 million, which is presented in the Condensed Consolidated Statements of Equity as “Cumulative effect of adoption of new accounting standard, net of tax.”

Accounting Standards Update on Fair Value Measurements and Disclosures

On January 21, 2010, the FASB issued a new accounting standard, which amends FASB guidance on fair value measurements and disclosures to add new requirements for disclosures about transfers into and out of levels 1 and 2 and separate disclosures about purchases, sales, issuance, and settlements relating to level 3 measurements.  The new standard also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The ASU is effective for first quarter 2010 reporting except for the level 3 activity disclosures, which are effective in first quarter 2011.  Adoption of the new accounting guidance did not have a significant impact on Farmer Mac’s fair value disclosures or on its financial position, results of operations or cash flows.

Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset

On April 29, 2010, the FASB issued ASU 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, which established that modifications of loans that are accounted for within a pool under the guidance for acquisitions of credit-impaired loans do not result in the removal of those loans from the pool, even if the modification of those loans would otherwise be considered a troubled debt restructuring.  Loans accounted for individually under the guidance for acquisitions of credit-impaired loans continue to be subject to the accounting provisions for troubled debt restructurings.  The ASU is effective for third quarter 2010 reporting.  Adoption of ASU 2010-18 did not have a material effect on Farmer Mac’s financial position, results of operations or cash flows.

Embedded Credit Derivatives

On March 5, 2010, the FASB issued ASU 2010-11, Scope Exception Related to Embedded Credit Derivatives, which amends and clarifies the accounting for credit derivatives embedded in interests in securitized financial assets.  The new guidance addresses situations where an embedded credit derivative requires bifurcation and separate measurement.  The ASU was effective for third quarter 2010.  Adoption of ASU 2010-11 did not have a material effect on Farmer Mac’s financial position, results of operations or cash flows.

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

(i)   Reclassifications

Certain reclassifications of prior period information were made to conform to the current period presentation.

Note 2.	Investment Securities

The following tables present the amortized cost and estimated fair values of Farmer Mac’s investments as of September 30, 2010 and December 31, 2009.

	September 30, 2010
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$74,100	$-	$(8,414)	$65,686
Floating rate asset-backed securities	11,714	7	(4)	11,717
Floating rate corporate debt securities	154,385	521	(495)	154,411
Floating rate Government/GSE guaranteed mortgage-backed securities	428,863	5,373	(329)	433,907
Fixed rate GSE guaranteed mortgage-backed securities	4,714	314	-	5,028
Floating rate GSE subordinated debt	70,000	-	(15,544)	54,456
Fixed rate GSE preferred stock	80,082	5,876	-	85,958
Fixed rate senior agency debt	5,495	3	-	5,498
Fixed rate U.S. Treasuries	558,519	338	-	558,857
Total available-for-sale	1,387,872	12,432	(24,786)	1,375,518

Trading:
Floating rate asset-backed securities	6,122	-	(4,753)	1,369
Fixed rate GSE preferred stock	83,999	-	(3,455)	80,544
Total trading	90,121	-	(8,208)	81,913
Total investment securities	$1,477,993	$12,432	$(32,994)	$1,457,431

	December 31, 2009
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$74,100	$-	$(1,216)	$72,884
Floating rate asset-backed securities	58,157	26	(40)	58,143
Floating rate corporate debt securities	246,758	267	(1,420)	245,605
Floating rate Government/GSE guaranteed mortgage-backed securities	404,452	1,188	(1,419)	404,221
Fixed rate GSE guaranteed mortgage-backed securities	6,248	289	-	6,537
Floating rate GSE subordinated debt	70,000	-	(22,438)	47,562
Fixed rate GSE preferred stock	90,543	-	(1,332)	89,211
Fixed rate U.S. Treasuries	117,810	-	(50)	117,760
Total available-for-sale	1,068,068	1,770	(27,915)	1,041,923

Trading:
Floating rate asset-backed securities	6,708	-	(4,884)	1,824
Fixed rate GSE preferred stock	89,637	-	(1,489)	88,148
Total trading	96,345	-	(6,373)	89,972
Total investment securities	$1,164,413	$1,770	$(34,288)	$1,131,895

During the three and nine months ended September 30, 2010, Farmer Mac did not recognize in earnings any other-than-temporary impairment charges, compared to charges of $1.6 million and $2.7 million, respectively, for the same periods in 2009.  The other-than-temporary impairment charges in 2009 were related to investments in HSBC Finance and CIT Group, Inc. corporate debt securities and Fannie Mae floating rate preferred stock.

During the three months ended September 30, 2010, Farmer Mac received $23.6 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $26,000 and gross realized losses of $2,000, compared to proceeds of $54.8 million for the same period in 2009, resulting in gross realized gains of $1.0 million and gross realized losses of $0.9 million.  During the nine months ended September 30, 2010, Farmer Mac received proceeds of $92.8 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $0.5 million and gross realized losses of $0.2 million, compared to proceeds of $207.9 million for the same period in 2009, resulting in gross realized gains of $4.1 million and gross realized losses of $1.2 million.

As of September 30, 2010 and December 31, 2009, unrealized losses on available-for-sale investment securities were as follows:

	September 30, 2010
	Available-for-Sale Securities
	Unrealized loss position for		Unrealized loss position for
	less than 12 months		more than 12 months
		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss
	(in thousands)

Floating rate corporate debt securities	$-	$-	$99,503	$(495)
Floating rate asset-backed securities	-	-	3,913	(4)
Floating rate auction-rate certificates backed by Government guaranteed student loans	-	-	65,686	(8,414)
Floating rate Government/GSE guaranteed mortgage-backed securities	34,040	(269)	15,157	(60)
Floating rate GSE subordinated debt	-	-	54,456	(15,544)
Total	$34,040	$(269)	$238,715	$(24,517)

	December 31, 2009
	Available-for-Sale Securities
	Unrealized loss position for		Unrealized loss position for
	less than 12 months		more than 12 months
		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss
	(in thousands)

Floating rate corporate debt securities	$-	$-	$182,745	$(1,420)
Floating rate asset-backed securities	-	-	17,319	(40)
Floating rate auction-rate certificates backed by Government guaranteed student loans	-	-	72,884	(1,216)
Floating rate Government/GSE guaranteed mortgage-backed securities	116,754	(645)	121,877	(774)
Floating rate GSE subordinated debt	-	-	47,562	(22,438)
Fixed rate GSE preferred stock	89,211	(1,332)	-	-
Fixed rate U.S. Treasuries	117,760	(50)	-	-
Total	$323,725	$(2,027)	$442,387	$(25,888)

The temporary unrealized losses presented above are principally due to a general widening of credit spreads from the dates of acquisition to September 30, 2010 and December 31, 2009, as applicable.  The resulting decreases in fair values reflect an increase in the perceived risk by the financial markets related to those securities.  As of September 30, 2010, all of the investment securities in an unrealized loss position were rated at least “A” by a nationally recognized statistical rating organization.  As of December 31, 2009, all of the investment securities in an unrealized loss position were rated at least “A,” except one that was not rated.  The unrealized losses were on 37 and 86 individual investment securities as of September 30, 2010 and December 31, 2009, respectively.

As of September 30, 2010, 33 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $24.5 million. As of December 31, 2009, 73 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $25.9 million. Securities in unrealized loss positions 12 months or more have a fair value as of September 30, 2010 that is, on average, approximately 91 percent of their amortized cost basis. Farmer Mac believes that all these unrealized losses are recoverable within a reasonable period of time through changes in credit spreads or maturity and expects to recover the amortized cost basis of these securities. Accordingly, Farmer Mac has concluded that none of the unrealized losses on these available-for-sale investment securities represent other-than-temporary impairment as of September 30, 2010. Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

Farmer Mac did not own any held-to-maturity investments as of September 30, 2010 and 2009.  As of September 30, 2010, Farmer Mac owned trading investments with an amortized cost of $90.1 million, a fair value of $81.9 million, and a weighted-average yield of 8.12 percent.  The amortized cost, fair value and weighted-average yield of investments by remaining contractual maturity for available-for-sale investment securities as of September 30, 2010 are set forth below.  Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

	Investment Securities Available-for-Sale
	as of September 30, 2010
	Amortized		Weighted-
	Cost	Fair Value	Average Yield
	(dollars in thousands)

Due within one year	$588,416	$589,005	0.05%
Due after one year through five years	140,915	140,678	0.64%
Due after five years through ten years	94,607	96,392	2.82%
Due after ten years	563,934	549,443	2.67%
Total	$1,387,872	$1,375,518	1.37%

Note 3.	Farmer Mac Guaranteed Securities and USDA Guaranteed Securities

The following table sets forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Guaranteed Securities as of September 30, 2010 and December 31, 2009.

	September 30, 2010
	Available-
	for-Sale	Trading	Total
	(in thousands)
Farmer Mac I	$608,794	$-	$608,794
Farmer Mac II	41,980	-	41,980
Rural Utilities	1,783,693	-	1,783,693
Farmer Mac Guaranteed Securities	2,434,467	-	2,434,467
USDA Guaranteed Securities	970,901	354,539	1,325,440
Total	$3,405,368	$354,539	$3,759,907

Amortized cost	$3,331,151	$352,467	$3,683,618
Unrealized gains	74,702	2,072	76,774
Unrealized losses	(485)	-	(485)
Fair value	$3,405,368	$354,539	$3,759,907

	December 31, 2009
	Available-
	for-Sale	Trading	Total
	(in thousands)
Farmer Mac I	$56,864	$-	$56,864
Farmer Mac II	764,792	422,681	1,187,473
Rural Utilities	1,703,211	451,448	2,154,659
Total	$2,524,867	$874,129	$3,398,996

Amortized cost	$2,493,644	$817,631	$3,311,275
Unrealized gains	39,657	56,569	96,226
Unrealized losses	(8,434)	(71)	(8,505)
Fair value	$2,524,867	$874,129	$3,398,996

The temporary unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to September 30, 2010 and December 31, 2009, as applicable.  As of September 30, 2010 and December 31, 2009, the unrealized losses presented above are related to Farmer Mac II and USDA Guaranteed Securities, which are backed by the full faith and credit of the United States.  Therefore, Farmer Mac has concluded that none of the unrealized losses on its available-for-sale Farmer Mac II and USDA Guaranteed Securities represent other-than-temporary impairment as of September 30, 2010 and December 31, 2009.  Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

Upon the adoption of new consolidation guidance on January 1, 2010, Farmer Mac determined itself to be the primary beneficiary of certain VIEs where Farmer Mac held beneficial interests in trusts used as vehicles for the securitization of agricultural real estate mortgage loans or rural utilities loans.  Prior to 2010, Farmer Mac presented these beneficial interests as “Farmer Mac Guaranteed Securities” on the condensed consolidated balance sheets.  Upon consolidation, Farmer Mac transferred these assets from “Farmer Mac Guaranteed Securities” to “Loans held for investment in consolidated trusts.”  The transferred assets on January 1, 2010 included Farmer Mac Guaranteed Securities – Rural Utilities with an unpaid principal balance of $412.9 million and a fair value of $455.6 million and Farmer Mac I Guaranteed Securities with an unpaid principal balance of $5.3 million and a fair value of $5.6 million.

On January 25, 2010, Farmer Mac contributed substantially all of the assets comprising the Farmer Mac II program, in excess of $1.1 billion, to Farmer Mac’s subsidiary, Farmer Mac II LLC.  The assets that Farmer Mac contributed to Farmer Mac II LLC consisted primarily of USDA-guaranteed portions that had not been securitized by Farmer Mac (i.e., transferred to a trust from which Farmer Mac II Guaranteed Securities were issued) but also included $35.0 million of Farmer Mac II Guaranteed Securities.  Farmer Mac did not guarantee the timely payment of principal and interest on the $1.1 billion of contributed USDA-guaranteed portions. The contributed USDA-guaranteed portions had previously been presented as Farmer Mac II Guaranteed Securities on the condensed consolidated financial statements of Farmer Mac and are now presented as USDA Guaranteed Securities on the condensed consolidated balance sheets.  The assets of Farmer Mac II LLC would be available to creditors of Farmer Mac only after all obligations owed to creditors of and equity holders in Farmer Mac II LLC had been satisfied.

Farmer Mac realized no gains or losses from the sale of Farmer Mac and USDA Guaranteed Securities for the three and nine months ended September 30, 2010 and 2009.

The table below presents a sensitivity analysis for the Corporation’s on-balance sheet Farmer Mac and USDA Guaranteed Securities as of September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
	(dollars in thousands)

Fair value of beneficial interests retained in Farmer Mac and USDA Guaranteed Securities	$3,759,907	$3,398,996

Weighted-average remaining life (in years)	3.2	3.7

Weighted-average prepayment speed (annual rate)	5.2%	3.8%
Effect on fair value of a 10% adverse change	$(1,385)	$(18)
Effect on fair value of a 20% adverse change	$(2,658)	$(36)

Weighted-average discount rate	2.4%	2.8%
Effect on fair value of a 10% adverse change	$(20,115)	$(22,081)
Effect on fair value of a 20% adverse change	$(40,424)	$(44,531)

These sensitivities are hypothetical.  Changes in fair value based on 10 percent or 20 percent variations in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.  Also, the effect of a variation in a particular assumption on the fair values is calculated without changing any other assumption.  In fact, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which might amplify or counteract the sensitivities.

The table below presents the outstanding principal balances for Farmer Mac loans, LTSPCs and Farmer Mac and USDA Guaranteed Securities as of September 30, 2010 and December 31, 2009.

Outstanding Balance of Farmer Mac Loans and Loans Underlying Farmer Mac and USDA Guaranteed Securities and LTSPCs
	September 30,	December 31,
	2010	2009
	(in thousands)
On-balance sheet:
Farmer Mac I:
Loans	$875,709	$733,422
Loans held in trusts:
Beneficial interests owned by Farmer Mac	3,781	5,307
Beneficial interests owned by third party investors	847,794	-
Farmer Mac Guaranteed Securities - AgVantage	591,500	48,800
Farmer Mac II:
USDA Guaranteed Securities	1,278,814	-
Farmer Mac Guaranteed Securities	42,921	1,164,996
Rural Utilities:
Loans	198,921	28,644
Loans held in trusts:
Beneficial interests owned by Farmer Mac	400,228	412,948
Farmer Mac Guaranteed Securities - AgVantage	1,737,200	1,675,000
Total on-balance sheet	$5,976,868	$4,069,117

Off-balance sheet:
Farmer Mac I:
AgVantage	$2,945,000	$2,945,000
LTSPCs	1,697,578	2,165,706
Farmer Mac Guaranteed Securities	795,400	1,492,239
Farmer Mac II:
Farmer Mac Guaranteed Securities	44,258	34,802
Rural Utilities:
AgVantage	17,104	14,240
Total off-balance sheet	$5,499,340	$6,651,987
Total	$11,476,208	$10,721,104

When particular criteria are met, such as the default of the borrower, Farmer Mac becomes entitled to purchase the defaulted loans underlying Farmer Mac Guaranteed Securities (commonly referred to as “removal-of-account” provisions).  Farmer Mac records all such defaulted loans at their unpaid principal balance during the period in which Farmer Mac becomes entitled to purchase the loans and therefore gains effective control over the transferred loans.  Considering the low loan-to-value ratios in its portfolio, Farmer Mac believes that it is probable at the acquisition of these loans that it will be able to collect all contractually required payments receivable.  Subsequent to the purchase, such defaulted loans are treated as nonaccrual loans and, therefore, interest is accounted for on the cash basis.  Any decreases in expected cash flows are recognized as impairment.  The following table presents information related to Farmer Mac’s acquisition of defaulted loans for the three and nine months ended September 30, 2010 and 2009 and the outstanding balances and carrying amounts of all such loans as of September 30, 2010 and December 31, 2009, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(in thousands)

Unpaid principal balance at acquisition date	$1,914	$14,029	$5,317	$19,666
Contractually required payments receivable	1,965	14,029	5,435	19,675
Impairment recognized subsequent to acquisition	376	16	2,116	7,741
Recovery/release of allowance for defaulted loans	10	-	2,934	-

	September 30,	December 31,
	2010	2009
	(in thousands)

Outstanding balance	$34,619	$50,409
Carrying amount	30,502	29,994

Net credit losses and 90-day delinquencies as of and for the periods indicated for Farmer Mac I Guaranteed Securities, loans and LTSPCs are presented in the table below.  Information is not presented for loans underlying AgVantage securities, USDA Guaranteed Securities, Farmer Mac II Guaranteed Securities, or rural utilities loans held or underlying Farmer Mac Guaranteed Securities – Rural Utilities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  As of September 30, 2010, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the credit quality of the obligors, as well as the underlying collateral.  As of September 30, 2010, Farmer Mac had not experienced any credit losses on any AgVantage securities.  The USDA-guaranteed portions presented as USDA Guaranteed Securities, as well as those that collateralize Farmer Mac II Guaranteed Securities, are guaranteed by the USDA.  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of September 30, 2010, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any USDA Guaranteed Securities or Farmer Mac II Guaranteed Securities.  As of September 30, 2010, there were no delinquencies and no probable losses inherent in Farmer Mac’s rural utilities loans held or in any Farmer Mac Guaranteed Securities – Rural Utilities.  As of September 30, 2010, Farmer Mac had not experienced any credit losses on any of those loans or securities.

	90-Day			Net Credit
	Delinquencies (1)			(Recoveries)/Losses (2)
	As of	As of	As of	For the Nine Months Ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2010	2009	2009	2010	2009
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$40,846	$35,470	$47,288	$(275)	$6,976
Total on-balance sheet	$40,846	$35,470	$47,288	$(275)	$6,976
Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$23,954	$14,056	$12,150	$-	$-
Guaranteed Securities	-	-	-	-	-
Total off-balance sheet	$23,954	$14,056	$12,150	$-	$-
Total	$64,800	$49,526	$59,438	$(275)	$6,976

(1)
Includes loans and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, restructured after delinquency, and in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

(2)	Includes loans and loans underlying Farmer Mac I Guaranteed Securities, LTSPCs and REO.

Note 4.       Comprehensive Income

Comprehensive income represents all changes in stockholders’ equity except those resulting from investments by or distributions to stockholders, and is comprised primarily of net income and unrealized gains and losses on securities available-for-sale, net of related taxes.  The following table sets forth Farmer Mac’s comprehensive income for the three and nine months ended September 30, 2010 and 2009:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(in thousands)

Net income	$12,263	$22,268	$33,942	$89,237
Available-for-sale securities, net of tax:
Net unrealized holding gains	15,852	30,237	44,206	64,178
Reclassification adjustment for realized (gains)/losses	(15)	414	(206)	1,249
Net change from available-for-sale securities (1)	15,837	30,651	44,000	65,427
Financial derivatives, net of tax:
Reclassification for amortization of financial derivatives transition adjustment (2)	26	34	78	124
Other comprehensive income, net of tax	15,863	30,685	44,078	65,551
Comprehensive income	28,126	52,953	78,020	154,788
Less: Comprehensive income attributable to non-controlling interest	5,546	-	15,160	-
Total comprehensive income	$22,580	$52,953	$62,860	$154,788

(1)
Unrealized gains on available for sale securities is shown net of income tax expense of $8.5 million and $16.5 million for the three months ended September 30, 2010 and 2009, respectively, and $23.7 million and $35.2 million for the nine months ended September 30, 2010 and 2009, respectively.

(2)
Amortization of financial derivatives transition adjustment is shown net of income tax expense of $14,000 and $19,000 for the three months ended September 30, 2010 and 2009, respectively, and $42,000 and $67,000 for the nine months ended September 30, 2010 and 2009, respectively.

The following table presents Farmer Mac’s accumulated other comprehensive income as of September 30, 2010 and December 31, 2009 and changes in the components of accumulated other comprehensive income for the nine months ended September 30, 2010 and the year ended December 31, 2009.

	September 30,	December 31,
	2010	2009
	(in thousands)
Available-for-sale securities:
Beginning balance	$3,300	$(47,214)
Net unrealized gains, net of tax	44,000	50,514
Ending balance	$47,300	$3,300

Financial derivatives:
Beginning balance	$(46)	$(198)
Amortization of financial derivatives transition adjustment, net of tax	78	152
Ending balance	$32	$(46)
Accumulated other comprehensive income, net of tax	$47,332	$3,254

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

Off-Balance Sheet Farmer Mac Guaranteed Securities

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  Proceeds from new securitizations during the nine months ended September 30, 2010 and 2009 were $18.9 million and $17.2 million, respectively.  The following table summarizes cash flows received from and paid to trusts used for securitizations:

	For the Nine Months Ended
	September 30, 2010	September 30, 2009
	(in thousands)
Proceeds from new securitizations	$18,860	$17,224
Guarantee fees received	5,610	9,673
Purchases of assets from the trusts	(3,456)	(841)
Servicing advances	(14)	(11)
Repayments of servicing advances	22	10

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of September 30, 2010 and December 31, 2009, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans.

Outstanding Balance of Off-Balance Sheet
Farmer Mac Guaranteed Securities
	September 30,	December 31,
	2010	2009
	(in thousands)
Farmer Mac I:
AgVantage	$2,945,000	$2,945,000
Farmer Mac Guaranteed Securities	795,400	1,492,239
Farmer Mac II Guaranteed Securities	44,258	34,802
Rural Utilities AgVantage	17,104	14,240
Total off-balance sheet Farmer Mac Guaranteed Securities	$3,801,762	$4,486,281

For those securities issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the condensed consolidated balance sheet.  This liability approximated $19.3 million as of September 30, 2010 and $33.9 million as of December 31, 2009.  Upon adoption of the new consolidation guidance on January 1, 2010, Farmer Mac eliminated $15.5 million of the guarantee and commitment obligation related to the consolidated trusts.  During second quarter 2010, Farmer Mac deconsolidated $414.5 million of certain securitization trusts created when loans subject to LTSPCs were converted to Farmer Mac I Guaranteed Securities because Farmer Mac was no longer determined to be the primary beneficiary when the counterparty to the transaction ceased being a related party as a result of changes to the membership of Farmer Mac’s board of directors.  This deconsolidation resulted in an increase to the guarantee and commitment obligation of $2.7 million as of June 30, 2010.  See Note 1(g) for more information.  As of September 30, 2010, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 13.9 years.  For information on Farmer Mac’s methodology for determining the reserve for losses on off-balance sheet Farmer Mac Guaranteed Securities, see Note 1(b).

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

The maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $1.7 billion as of September 30, 2010 and $2.2 billion as of December 31, 2009.

As of September 30, 2010, the weighted-average remaining maturity of all loans underlying LTSPCs was 14.2 years.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the condensed consolidated balance sheet.  This liability approximated $11.6 million as of September 30, 2010 and $14.7 million as of December 31, 2009.

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

From fourth quarter 2004 through fourth quarter 2008, Farmer Mac paid a quarterly dividend of $0.10 per share on all classes of the Corporation’s common stock.  From first quarter 2009 through second quarter 2010, Farmer Mac paid a quarterly dividend of $0.05 per share on all classes of the Corporation’s common stock.  On August 5, 2010, Farmer Mac’s board of directors declared a quarterly dividend of $0.05 per share on the Corporation’s common stock that was paid on September 30, 2010.  Farmer Mac’s ability to declare and pay a dividend could be restricted if it failed to comply with regulatory capital requirements.

Preferred Stock

During 2010 and 2009, Farmer Mac had two series of preferred stock outstanding:

•
Series B preferred stock, which was newly issued on September 30, 2008 and on December 15, 2008, was temporary equity and is reported as Mezzanine Equity on the condensed consolidated balance sheets because it contained redemption features that, although remote, were not solely within the control of Farmer Mac, and was repurchased and retired on January 25, 2010 such that none was outstanding on September 30, 2010; and

•	Series C preferred stock, which was newly issued during fourth quarter 2008 and during 2009, is a component of Stockholders’ Equity on the condensed consolidated balance sheets.

The Series C preferred stock was issued pursuant to an initiative under which any participant who used Farmer Mac for a credit enhancement or purchase transaction in excess of $20.0 million was required to purchase an equity interest in Farmer Mac in the form of shares of Series C preferred stock, thereby enabling Farmer Mac to raise additional capital to support its mission of providing liquidity and lending capacity to agricultural and rural utilities lenders.  Farmer Mac sold 57,578 shares of Series C preferred stock without registration under the Securities Act of 1933, as amended, in reliance upon the exemption provided by Section 3(a)(2), for an aggregate purchase price of $57.6 million or $1,000 per share.  There were 57,578 shares of Series C preferred stock outstanding as of September 30, 2010, all held by the National Rural Utilities Cooperative Finance Corporation (“CFC”), a related party.  This initiative that required participants to purchase Series C preferred stock ended in fourth quarter 2009.

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

Statutory and Regulatory Capital Requirements

Farmer Mac is subject to, and as of September 30, 2010 was in compliance with, its three statutory and regulatory capital requirements:

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

As of September 30, 2010, Farmer Mac’s minimum and critical capital requirements were $264.8 million and $132.4 million, respectively, and Farmer Mac’s core capital level (common and preferred stock outstanding plus non-controlling interest – preferred stock, additional paid-in-capital and retained earnings) was $448.0 million, $183.2 million above the minimum capital requirement and $315.6 million above the critical capital requirement.  As of December 31, 2009, Farmer Mac’s minimum and critical capital requirements were $217.0 million and $108.5 million, respectively, and its actual core capital level was $337.2 million, $120.2 million above the minimum capital requirement and $228.7 million above the critical capital requirement.

Based on the risk-based capital stress test, Farmer Mac’s risk-based capital requirement as of September 30, 2010 was $36.7 million and Farmer Mac’s regulatory capital (core capital plus the allowance for losses) of $467.0 million exceeded that requirement by approximately $430.3 million.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters” for more information about proposed changes to the risk-based capital stress test applicable to Farmer Mac.

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

For a significant portion of Farmer Mac’s investment portfolio, including most asset-backed securities, corporate debt securities, senior agency debt securities, Government/GSE guaranteed mortgage-backed securities and preferred stock issued by GSEs, fair value is primarily determined using a reputable and nationally recognized third party pricing service.  The prices obtained are non-binding and generally representative of recent market trades.  The fair value of certain asset-backed and Government guaranteed mortgage-backed securities are estimated based on quotations from brokers or dealers.  Farmer Mac corroborates its primary valuation source by obtaining a secondary price from another independent third party pricing service.  Farmer Mac classifies these fair value measurements as level 2.

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

During first quarter 2010, Farmer Mac transferred its investments in the subordinated debt and preferred stock of CoBank, ACB and its investment in the preferred stock of AgFirst Farm Credit Bank, with par values of $70.0 million, $88.5 million and $88.0 million, respectively, as of December 31, 2009, from level 3 measurements to level 2 measurements.  Taking into consideration its own recently executed trades during first quarter 2010, along with an increase in observable trading activity for these securities, Farmer Mac determined that the best estimates of fair value for these securities as of March 31, 2010 and continuing through September 30, 2010 were the fair values provided by an independent third party pricing service.  Farmer Mac transferred these securities out of level 3 based on their fair values as of the beginning of the first quarter 2010.

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

Upon the adoption of the new consolidation guidance on January 1, 2010, Farmer Mac was deemed to be the primary beneficiary of certain VIEs where Farmer Mac held beneficial interests in trusts used as vehicles for the securitization of agricultural real estate mortgage loans or rural utilities loans.  Prior to 2010, Farmer Mac presented these beneficial interests as “Farmer Mac Guaranteed Securities” on the condensed consolidated balance sheet and reported them at their fair value.  Upon consolidation, Farmer Mac transferred these assets from “Farmer Mac Guaranteed Securities” to “Loans held for investment in consolidated trusts.”  These loans are reported at their amortized cost and are no longer included in recurring fair value measurements.  Farmer Mac transferred these securities out of level 3 based on their fair values as of the beginning of the first quarter 2010.

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

As of September 30, 2010 and December 31, 2009, the consideration of credit risk related to both Farmer Mac and the counterparties resulted in an adjustment to the valuations of Farmer Mac’s derivative portfolio of $(0.1) million and $0.7 million, respectively.  See Note 1(c) for further information regarding Farmer Mac’s derivative portfolio.

Nonrecurring Fair Value Measurements and Classification

Loans Held for Sale

Loans held for sale are reported at the lower of cost or fair value in the condensed consolidated balance sheets.  Farmer Mac internally models the fair value of loans by discounting the projected cash flows of these instruments at projected interest rates.  The fair values are based on the present value of expected cash flows using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  The fair values of these instruments are classified as level 3 measurements.  As of September 30, 2010, Farmer Mac recorded an adjustment of $3.2 million to report loans held for sale at the lower of cost or fair value.  As of December 31, 2009, Farmer Mac recorded an adjustment of $0.1 million to report loans held for sale at the lower of cost or fair value.

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

Fair Value Classification and Transfers

As of September 30, 2010, Farmer Mac’s assets and liabilities recorded at fair value include financial instruments valued at $4.0 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 49 percent of the total assets and 72 percent of financial instruments measured at fair value as of September 30, 2010.  As of December 31, 2009, Farmer Mac’s asset and liabilities recorded at fair value included financial instruments valued at $3.7 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 61 percent of the total assets and 80 percent of financial instruments measured at fair value as of December 31, 2009.

The following tables present information about Farmer Mac’s asset and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2010 and December 31, 2009, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value.

Assets and Liabilities Measured at Fair Value as of September 30, 2010

	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$-	$-	$65,686	$65,686
Floating rate asset-backed securities	-	11,717	-	11,717
Floating rate corporate debt securities	-	154,411	-	154,411
Floating rate Government/GSE guaranteed mortgage-backed securities	-	433,907	-	433,907
Fixed rate GSE guaranteed mortgage-backed securities	-	5,028	-	5,028
Floating rate GSE subordinated debt	-	54,456	-	54,456
Fixed rate GSE preferred stock	-	85,958	-	85,958
U.S. Treasuries	558,857	-	-	558,857
Senior agency debt	-	5,498	-	5,498
Total available-for-sale	558,857	750,975	65,686	1,375,518
Trading:
Floating rate asset-backed securities	-	-	1,369	1,369
Fixed rate GSE preferred stock	-	80,544	-	80,544
Total trading	-	80,544	1,369	81,913
Total Investment Securities	558,857	831,519	67,055	1,457,431
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	-	-	608,794	608,794
Farmer Mac II	-	-	41,980	41,980
Rural Utilities	-	-	1,783,693	1,783,693
Total available-for-sale	-	-	2,434,467	2,434,467
Trading - Farmer Mac II	-	-	-	-
Total Farmer Mac Guaranteed Securities	-	-	2,434,467	2,434,467
USDA Guaranteed Securities:
Available-for-sale	-	-	970,901	970,901
Trading	-	-	354,539	354,539
Total USDA Guaranteed Securities	-	-	1,325,440	1,325,440
Financial derivatives	-	52,471	-	52,471
Total Assets at fair value	$558,857	$883,990	$3,826,962	$5,269,809
Liabilities:
Financial derivatives	$1	$(141,095)	$(3,621)	$(144,715)
Total Liabilities at fair value	$1	$(141,095)	$(3,621)	$(144,715)
Nonrecurring:
Assets:
Loans held for sale, at lower of cost or fair value	$-	$-	$195,692	$195,692
Loans held for investment, at fair value	-	-	3,476	3,476
REO	-	-	3,719	3,719
Total Nonrecurring Assets at fair value	$-	$-	$202,887	$202,887

Assets and Liabilities Measured at Fair Value as of December 31, 2009

	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$-	$-	$72,884	$72,884
Floating rate asset-backed securities	-	58,143	-	58,143
Floating rate corporate debt securities	-	245,605	-	245,605
Floating rate Government/GSE guaranteed mortgage-backed securities	-	404,221	-	404,221
Fixed rate GSE guaranteed mortgage-backed securities	-	6,537	-	6,537
Floating rate GSE subordinated debt	-	-	47,562	47,562
Fixed rate GSE preferred stock	-	-	89,211	89,211
U.S. Treasuries	117,760	-	-	117,760
Total available-for-sale	117,760	714,506	209,657	1,041,923
Trading:
Floating rate asset-backed securities	-	-	1,824	1,824
Fixed rate GSE preferred stock	-	-	88,148	88,148
Total trading	-	-	89,972	89,972
Total Investment Securities	117,760	714,506	299,629	1,131,895
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	-	-	56,864	56,864
Farmer Mac II	-	-	764,792	764,792
Rural Utilities	-	-	1,703,211	1,703,211
Total available-for-sale	-	-	2,524,867	2,524,867
Trading:
Farmer Mac II	-	-	422,681	422,681
Rural Utilities	-	-	451,448	451,448
Total trading	-	-	874,129	874,129
Total Farmer Mac Guaranteed Securities	-	-	3,398,996	3,398,996

Financial derivatives	3	15,037	-	15,040
Total Assets at fair value	$117,763	$729,543	$3,698,625	$4,545,931

Liabilities:
Financial derivatives	$-	$103,714	$3,653	$107,367
Total Liabilities at fair value	$-	$103,714	$3,653	$107,367
Nonrecurring:
Assets:
Loans held for sale	$-	$-	$28,505	$28,505
Total Nonrecurring Assets at fair value	$-	$-	$28,505	$28,505

The following tables present additional information about assets and liabilities measured at fair value on a recurring and nonrecurring basis classified as level 3 measurements.  Net transfers in and/or out of level 3 are based on the fair values of the assets and liabilities as of the beginning of the quarterly reporting period.

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended September 30, 2010
	Beginning Balance	Purchases, Sales, Issuances and Settlements, net	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Net Transfers In and/or Out	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$63,344	$-	$-	$2,342	$-	$65,686
Floating rate GSE subordinated debt	-	-	-	-	-	-
Fixed rate GSE preferred stock	-	-	-	-	-	-
Total available-for-sale investment securities	63,344	-	-	2,342	-	65,686
Trading:
Floating rate asset-backed securities(1)	1,412	(185)	142	-	-	1,369
Fixed rate GSE preferred stock	-	-	-	-	-	-
Total trading investment securities	1,412	(185)	142	-	-	1,369
Total Investment Securities	64,756	(185)	142	2,342	-	67,055
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	47,821	547,942	-	13,031	-	608,794
Farmer Mac II	40,436	1,214	-	330	-	41,980
Rural Utilities	1,629,883	150,000	-	3,810	-	1,783,693
Total available-for-sale	1,718,140	699,156	-	17,171	-	2,434,467
Trading:
Farmer Mac II	-	-	-	-	-	-
Rural Utilities	-	-	-	-	-	-
Total trading	-	-	-	-	-	-
Total Farmer Mac Guaranteed Securities	1,718,140	699,156	-	17,171	-	2,434,467
USDA Guaranteed Securities:
Available-for-sale	880,424	88,117	-	2,360	-	970,901
Trading(2)	386,496	(29,890)	(2,067)	-	-	354,539
Total USDA Guaranteed Securities	1,266,920	58,227	(2,067)	2,360	-	1,325,440
Total Assets at fair value	$3,049,816	$757,198	$(1,925)	$21,873	$-	$3,826,962
Liabilities:
Financial derivatives(3)	$(3,678)	$-	$57	$-	$-	$(3,621)
Total Liabilities at fair value	$(3,678)	$-	$57	$-	$-	$(3,621)
Nonrecurring:
Assets:
Loans held for sale, at lower of cost or fair value	$163,065	$-	$(906)	$-	$33,533	$195,692
Loans held for investment, at fair value	4,256	-	(374)	-	(406)	3,476
REO	-	-	(1,483)	-	5,202	3,719
Total Nonrecurring Assets at fair value	$167,321	$-	$(2,763)	$-	$38,329	$202,887

(1)	Unrealized gains are attributable to assets still held as of September 30, 2010 and are recorded in (losses)/gains on trading assets.
(2)	Includes unrealized losses of $3.6 million attributable to assets still held as of September 30, 2010 that are recorded in (losses)/gains on trading assets.
(3)	Unrealized gains are attributable to liabilities still held as of September 30, 2010 and are recorded in (losses)/gains on financial derivatives.

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended September 30, 2009
	Beginning Balance	Purchases, Sales, Issuances and Settlements, net	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Net Transfers In and/or Out	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$68,716	$-	$-	$4,019	$-	$72,735
Floating rate GSE subordinated debt	54,187	-	-	6,129	-	60,316
Fixed rate GSE preferred stock	-	(35)	-	7,904	90,657	98,526
Total available-for-sale	122,903	(35)	-	18,052	90,657	231,577
Trading:
Floating rate asset-backed securities(1)	1,937	(172)	83	-	-	1,848
Fixed rate GSE preferred stock(2)	183,500	(309)	3,056	-	(90,657)	95,590
Total trading	185,437	(481)	3,139	-	(90,657)	97,438
Total Investment Securities	308,340	(516)	3,139	18,052	-	329,015
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	55,632	1,493	-	686	-	57,811
Farmer Mac II	644,572	42,323	-	9,134	-	696,029
Rural Utilities	1,424,077	425,000	-	6,268	-	1,855,345
Total available-for-sale	2,124,281	468,816	-	16,088	-	2,609,185
Trading:
Farmer Mac II(3)	447,957	(19,978)	8,874	-	-	436,853
Rural Utilities(1)	447,174	(6,085)	13,034	-	-	454,123
Total trading	895,131	(26,063)	21,908	-	-	890,976
Total Farmer Mac Guaranteed Securities	3,019,412	442,753	21,908	16,088	-	3,500,161
Total Assets at fair value	$3,327,752	$442,237	$25,047	$34,140	$-	$3,829,176
Liabilities:
Financial Derivatives(4)	$(3,350)	$-	$(585)	$-	$-	$(3,935)
Total Liabilities at fair value	$(3,350)	$-	$(585)	$-	$-	$(3,935)
Nonrecurring:
Assets:
Loans held for sale	$-	$-	$(315)	$-	$28,644	$28,329
REO	43,260	(31,609)	-	-	(1,474)	10,177
Total Nonrecurring Assets at fair value	$43,260	$(31,609)	$(315)	$-	$27,170	$38,506

(1)	Unrealized gains are attributable to assets still held as of September 30, 2009 and are recorded in (losses)/gains on trading assets.
(2)	Includes unrealized gains of approximately $3.5 million attributable to assets still held as of September 30, 2009 that are recorded in (losses)/gains on trading assets.
(3)	Includes unrealized gains of approximately $9.5 million attributable to assets still held as of September 30, 2009 that are recorded in (losses)/gains on trading assets.
(4)	Unrealized losses are attributable to liabilities still held as of September 30, 2009 and are recorded in (losses)/gains on financial derivatives.

Level 3 Assets and Liabilities Measured at Fair Value for the Nine Months Ended September 30, 2010
	Beginning Balance	Purchases, Sales, Issuances and Settlements, net	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Net Transfers In and/or Out	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$72,884	$-	$-	$(7,198)	$-	$65,686
Floating rate GSE subordinated debt	47,562	-	-	-	(47,562)	-
Fixed rate GSE preferred stock	89,211	-	-	-	(89,211)	-
Total available-for-sale	209,657	-	-	(7,198)	(136,773)	65,686
Trading:
Floating rate asset-backed securities(1)	1,824	(587)	132	-	-	1,369
Fixed rate GSE preferred stock	88,148	-		-	(88,148)	-
Total trading	89,972	(587)	132	-	(88,148)	1,369
Total Investment Securities	299,629	(587)	132	(7,198)	(224,921)	67,055
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	56,864	542,677	-	14,638	(5,385)	608,794
Farmer Mac II	764,792	1,411	-	(1,039)	(723,184)	41,980
Rural Utilities	1,703,211	62,201	-	18,281	-	1,783,693
Total available-for-sale	2,524,867	606,289	-	31,880	(728,569)	2,434,467
Trading:
Farmer Mac II	422,681	-		-	(422,681)	-
Rural Utilities	451,448	-	-	-	(451,448)	-
Total trading	874,129	-	-	-	(874,129)	-
Total Farmer Mac Guaranteed Securities	3,398,996	606,289	-	31,880	(1,602,698)	2,434,467
USDA Guaranteed Securities:
Available-for-sale	-	225,696	-	22,021	723,184	970,901
Trading(2)	-	(76,679)	8,537	-	422,681	354,539
Total USDA Guaranteed Securities	-	149,017	8,537	22,021	1,145,865	1,325,440
Total Assets at fair value	$3,698,625	$754,719	$8,669	$46,703	$(681,754)	$3,826,962
Liabilities:
Financial derivatives(3)	$(3,653)	$-	$32	$-	$-	$(3,621)
Total Liabilities at fair value	$(3,653)	$-	$32	$-	$-	$(3,621)
Nonrecurring:
Assets:
Loans held for sale, at lower of cost or fair value	$28,505	$-	$(3,090)	$-	$170,277	$195,692
Loans held for investment, at fair value	-	-	(1,042)	-	4,518	3,476
REO	-	-	(1,483)	-	5,202	3,719
Total Nonrecurring Assets at fair value	$28,505	$-	$(5,615)	$-	$179,997	$202,887

(1)	Unrealized gains are attributable to assets still held as of September 30, 2010 and are recorded in (losses)/gains on trading assets.
(2)	Includes unrealized gains of $4.0 million attributable to assets still held as of September 30, 2010 that are recorded in (losses)/gains on trading assets.
(3)	Unrealized gains are attributable to liabilities still held as of September 30, 2010 and are recorded in (losses)/gains on financial derivatives.

Level 3 Assets and Liabilities Measured at Fair Value for the Nine Months Ended September 30, 2009
	Beginning Balance	Purchases, Sales, Issuances and Settlements, net	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Net Transfers In and/or Out	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$178,577	$(119,850)	$-	$14,008	$-	$72,735
Floating rate GSE subordinated debt	-	-	-	11,184	49,132	60,316
Fixed rate GSE preferred stock	-	(35)	-	7,904	90,657	98,526
Total available-for-sale	178,577	(119,885)	-	33,096	139,789	231,577
Trading:
Floating rate asset-backed securities(1)	2,211	(645)	282	-	-	1,848
Fixed rate GSE preferred stock(2)	161,552	(990)	25,685	-	(90,657)	95,590
Total trading	163,763	(1,635)	25,967	-	(90,657)	97,438
Total Investment Securities	342,340	(121,520)	25,967	33,096	49,132	329,015
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	349,292	(2,188)	-	(1,281)	(288,012)	57,811
Farmer Mac II	522,565	160,574	-	12,890	-	696,029
Rural Utilities	639,837	1,195,000	-	20,508	-	1,855,345
Total available-for-sale	1,511,694	1,353,386	-	32,117	(288,012)	2,609,185
Trading:
Farmer Mac II(3)	496,863	(67,320)	7,310	-	-	436,853
Rural Utilities(1)	442,687	(11,994)	23,430	-	-	454,123
Total trading	939,550	(79,314)	30,740	-	-	890,976
Total Farmer Mac Guaranteed Securities	2,451,244	1,274,072	30,740	32,117	(288,012)	3,500,161
Total Assets at fair value	$2,793,584	$1,152,552	$56,707	$65,213	$(238,880)	$3,829,176
Liabilities:
Financial Derivatives(4)	$(3,719)	$-	$(216)	$-	$-	$(3,935)
Total Liabilities at fair value	$(3,719)	$-	$(216)	$-	$-	$(3,935)
Nonrecurring:
Assets:
Loans held for sale	$-	$-	$(315)	$-	$28,644	$28,329
REO	-	(31,609)	-	-	41,786	10,177
Total Nonrecurring Assets at fair value	$-	$(31,609)	$(315)	$-	$70,430	$38,506

(1)	Unrealized gains are attributable to assets still held as of September 30, 2009 and are recorded in (losses)/gains on trading assets.
(2)	Includes unrealized gains of $15.6 million for assets still held as of September 30, 2009 that are recorded in (losses)/gains on trading assets.
(3)	Includes unrealized gains of approximately $8.6 million attributable to assets still held as of September 30, 2009 that are recorded in (losses)/gains on trading assets.
(4)	Unrealized losses are attributable to liabilities still held as of September 30, 2009 and are recorded in (losses)/gains on financial derivatives.

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

Farmer Mac made no fair value option elections for the three and nine months ended September 30, 2010 and 2009.  For the three and nine months ended September 30, 2010, Farmer Mac recorded net losses on trading assets of $1.9 million and net gains of $6.6 million, respectively, for changes in fair values of assets selected for the fair value option, compared to net gains of $25.0 million and $56.4 million for the same periods ended September 30, 2009.  These changes in fair value are presented as “(Losses)/gains on trading assets” in the condensed consolidated statements of operations.

Disclosures about Fair Value of Financial Instruments

The following table sets forth the estimated fair values and the carrying amounts for financial assets, liabilities and guarantees and commitments as of September 30, 2010 and December 31, 2009 in accordance with FASB guidance on disclosures about fair value of financial instruments.

	September 30, 2010		December 31, 2009
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$453,273	$453,273	$654,794	$654,794
Investment securities	1,457,431	1,457,431	1,131,895	1,131,895
Farmer Mac Guaranteed Securities	2,434,467	2,434,467	3,398,996	3,398,996
USDA Guaranteed Securities	1,325,440	1,325,440	-	-
Loans	2,463,376	2,353,757	779,185	753,720
Financial derivatives	52,471	52,471	15,040	15,040
Interest receivable	67,424	67,424	67,178	67,178
Guarantee and commitment fees receivable:
LTSPCs	11,093	12,558	14,591	15,896
Farmer Mac Guaranteed Securities	20,101	21,500	36,135	39,120
Financial liabilities:
Notes payable:
Due within one year	3,643,972	3,645,811	3,665,282	3,662,898
Due after one year	3,134,578	2,979,147	1,964,526	1,908,713
Debt securities of consolidated trusts held by third parties	913,697	849,430	-	-
Financial derivatives	144,715	144,715	107,367	107,367
Accrued interest payable	45,094	45,094	39,562	39,562
Guarantee and commitment obligations:
LTSPCs	10,153	11,617	13,370	14,676
Farmer Mac Guaranteed Securities	17,906	19,305	30,865	33,850

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

  The financial information presented below reflects the accounts of Farmer Mac and its subsidiaries on a consolidated basis.  Accordingly, the core earnings for Farmer Mac’s reportable operating segments will differ from the stand-alone financial statements of Farmer Mac’s subsidiaries.  These differences will be due to various factors, including the reversal of unrealized gains and losses related to fair value changes of trading assets and financial derivatives, as well as the allocation of certain expenses such as dividends and interest expense related to the issuance of capital and the incurrence of indebtedness managed at the corporate level.  The allocation of general and administrative expenses that are not directly attributable to an operating segment may also result in differences.  The assets of Farmer Mac’s subsidiary Farmer Mac II LLC would be available to creditors of Farmer Mac only after all obligations owed to creditors of and equity holders in Farmer Mac II LLC had been satisfied.  As of September 30, 2010, Farmer Mac II LLC held assets with a fair value of $1.4 billion, had debt outstanding of $108.0 million, had preferred stock outstanding with a liquidation preference of $250.0 million, and had $1.0 billion of common stock outstanding, all of which is held by Farmer Mac.

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

Each of the program operating segments generates revenue through purchasing loans or securities, committing to purchase loans, or guaranteeing securities backed by eligible loans.  Purchases of both program and non-program assets are funded through debt issuance of various maturities.  Management makes decisions about pricing, funding and guarantee and commitment fee levels based on inherent credit risks, resource allocation and target returns on equity separately for each segment.

Under the Farmer Mac I program, Farmer Mac purchases or commits to purchase eligible mortgage loans secured by first liens on agricultural real estate, including through the issuance of LTSPCs.  Farmer Mac also guarantees securities representing interests in, or obligations secured by, pools of eligible agricultural real estate mortgage loans, and may purchase those securities.

Under the Farmer Mac II program, Farmer Mac II LLC purchases USDA-guaranteed portions of loans.  Farmer Mac currently operates only that part of the Farmer Mac II program that involves the guarantee of Farmer Mac II Guaranteed Securities to investors other than Farmer Mac or Farmer Mac II LLC.

Under the Rural Utilities program, Farmer Mac’s business activities include loan purchases, guarantees and purchases of securities with respect to eligible rural utilities loans.  To date, all of the business under the Rural Utilities program has been with one lender, CFC, a related party.

The following tables present core earnings for Farmer Mac’s reportable operating segments and a reconciliation to GAAP net income for the three and nine months ended September 30, 2010 and 2009.  Farmer Mac has presented the financial information and disclosures for the prior periods to reflect the segment disclosures as if they had been in effect for all periods reported.

Core Earnings by Business Segment
For the Three Months Ended September 30, 2010
					Core	Reconciling	GAAP
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Earnings	Adjustments	Amounts
	(in thousands)
Interest income (1)	$24,748	$14,430	$14,074	$6,430	$59,682	$(1,107)	$58,575
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(952)	-	-	-	(952)	952	-
Interest expense (2)	(16,130)	(11,773)	(10,959)	(3,625)	(42,487)	8,961	(33,526)
Net effective spread	7,666	2,657	3,115	2,805	16,243	8,806	25,049

Guarantee and commitment fees	5,492	52	1,385	-	6,929	(952)	5,977
Other income/(expense) (3)	1,548	295	1	(385)	1,459	(10,787)	(9,328)
Non-interest income/(loss)	7,040	347	1,386	(385)	8,388	(11,739)	(3,351)

Provision for loan losses	(412)	-	-	-	(412)	-	(412)

Reserve for losses	(105)	-	-	-	(105)	-	(105)
Other non-interest expense	(4,632)	(579)	(1,170)	(1,652)	(8,033)	-	(8,033)
Non-interest expense (4)	(4,737)	(579)	(1,170)	(1,652)	(8,138)	-	(8,138)

Income before income taxes	9,557	2,425	3,331	768	16,081	(2,933)	13,148
Income tax (expense)/benefit	(3,345)	(849)	(1,166)	3,448	(1,912)	1,027	(885)
Net income before dividends	6,212	1,576	2,165	4,216	14,169	(1,906)	12,263
Preferred stock dividends	-	-	-	(720)	(720)	-	(720)
Net income	6,212	1,576	2,165	3,496	13,449	(1,906)	11,543
Non-controlling interest	-	-	-	(5,546)	(5,546)	-	(5,546)
Segment core earnings	$6,212	$1,576	$2,165	$(2,050)	$7,903	$(1,906)	$5,997

Total assets at carrying value	$2,393,213	$1,388,054	$2,431,811	$2,009,664	$-	$-	$8,222,742
Total on- and off-balance sheet program assets at principal balance	7,761,847	1,365,993	2,353,453	-	-	-	11,481,293
Core Earnings by Business Segment
For the Three Months Ended September 30, 2009
					Core	Reconciling	GAAP
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Earnings	Adjustments	Amounts
	(in thousands)
Interest income (1)	$9,381	$12,010	$15,042	$6,345	$42,778	$50	$42,828
Interest expense (2)	(4,617)	(10,512)	(12,445)	(3,291)	(30,865)	7,834	(23,031)
Net effective spread	4,764	1,498	2,597	3,054	11,913	7,884	19,797

Guarantee and commitment fees	5,679	701	1,788	-	8,168	-	8,168
Other (expense)/income (3)	873	28	2	(1,973)	(1,070)	17,700	16,630
Non-interest income/(loss)	6,552	729	1,790	(1,973)	7,098	17,700	24,798

Provision for loan losses	(3,098)	-	-	-	(3,098)	-	(3,098)

Reserve for losses	(89)	-	-	-	(89)	-	(89)
Other non-interest expense	(2,890)	(876)	(642)	(1,635)	(6,043)	-	(6,043)
Non-interest expense (4)	(2,979)	(876)	(642)	(1,635)	(6,132)	-	(6,132)

Income before income taxes	5,239	1,351	3,745	(554)	9,781	25,584	35,365
Income tax expense	(1,833)	(474)	(1,311)	(525)	(4,143)	(8,954)	(13,097)
Net income before dividends	3,406	877	2,434	(1,079)	5,638	16,630	22,268
Preferred stock dividends	-	-	-	(4,368)	(4,368)	-	(4,368)
Segment core earnings	$3,406	$877	$2,434	$(5,447)	$1,270	$16,630	$17,900

Total assets at carrying value	$828,779	$1,152,334	$2,348,213	$1,404,405	$-	$-	$5,733,731
Total on- and off-balance sheet program assets at principal balance	7,374,021	1,141,570	2,266,592	-	-	-	10,782,183

(1)
Includes reconciling adjustments for yield maintenance income and discount amortization on certain prepaid loans, and amortization of premiums on assets consolidated at fair value to reflect core earnings amounts.

(2)
Based on effective funding cost determined for each operating segment, including the expense related to interest rate swaps, which is included in (Losses)/gains on financial derivatives on the GAAP financial statements.

(3)
Includes reconciling adjustments for the reclassification of yield maintenance, discount amortization of certain prepaid loans and the expense related to interest rate swaps and fair value adjustments on loans held for sale and financial derivatives.

(4)	Includes directly attributable costs and an allocation of indirectly attributable costs based on headcount.

Core Earnings by Business Segment
For the Nine Months Ended September 30, 2010

					Core	Reconciling	GAAP
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Earnings	Adjustments	Amounts
	(in thousands)
Interest income (1)	$80,512	$40,863	$42,011	$19,303	$182,689	$(6,055)	$176,634
Interest income related to consolidated
trusts owned by third parties reclassified
to guarantee fee income	(3,701)	-	-	-	(3,701)	3,701	-
Interest expense (2)	(54,461)	(33,495)	(33,557)	(10,876)	(132,389)	26,029	(106,360)
Net effective spread	22,350	7,368	8,454	8,427	46,599	23,675	70,274

Guarantee and commitment fees	16,527	403	4,377	-	21,307	(3,701)	17,606
Other income/(expense) (3)	2,823	298	1	(1,599)	1,523	(24,974)	(23,451)
Non-interest income/(loss)	19,350	701	4,378	(1,599)	22,830	(28,675)	(5,845)

Provision for loan losses	(1,392)	-	-	-	(1,392)	-	(1,392)

Reserve for losses	(1,680)	-	-	-	(1,680)	-	(1,680)
Other non-interest expense	(11,267)	(2,159)	(3,322)	(4,690)	(21,438)	-	(21,438)
Non-interest expense (4)	(12,947)	(2,159)	(3,322)	(4,690)	(23,118)	-	(23,118)

Income before income taxes	27,361	5,910	9,510	2,138	44,919	(5,000)	39,919
Income tax (expense)/benefit	(9,577)	(2,068)	(3,329)	7,247	(7,727)	1,750	(5,977)
Net income before dividends	17,784	3,842	6,181	9,385	37,192	(3,250)	33,942
Preferred stock dividends	-	-	-	(3,410)	(3,410)	(5,784)	(9,194)
Net income	17,784	3,842	6,181	5,975	33,782	(9,034)	24,748
Non-controlling interest	-	-	-	(15,160)	(15,160)	-	(15,160)
Segment core earnings	$17,784	$3,842	$6,181	$(9,185)	$18,622	$(9,034)	$9,588

Total assets at carrying value	$2,393,213	$1,388,054	$2,431,811	$2,009,664	$-	$-	$8,222,742
Total on- and off-balance sheet program
assets at principal balance	7,761,847	1,365,993	2,353,453	-	-	-	11,481,293

Core Earnings by Business Segment
For the Nine Months Ended September 30, 2009

					Core	Reconciling	GAAP
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Earnings	Adjustments	Amounts
	(in thousands)
Interest income (1)	$33,971	$35,109	$39,925	$22,303	$131,308	$423	$131,731
Interest expense (2)	(18,493)	(30,752)	(35,276)	(12,430)	(96,951)	28,358	(68,593)
Net effective spread	15,478	4,357	4,649	9,873	34,357	28,781	63,138

Guarantee and commitment fees	17,439	2,044	4,003	-	23,486	-	23,486
Other income/(expense) (3)	3,050	33	8	(1,967)	1,124	72,798	73,922
Non-interest income/(loss)	20,489	2,077	4,011	(1,967)	24,610	72,798	97,408

Provision for loan losses	(939)	-	-	-	(939)	-	(939)

Reserve for losses	(2,079)	-	-	-	(2,079)	-	(2,079)
Other non-interest expense	(9,576)	(3,054)	(2,240)	(5,700)	(20,570)	-	(20,570)
Non-interest expense (4)	(11,655)	(3,054)	(2,240)	(5,700)	(22,649)	-	(22,649)

Income before income taxes	23,373	3,380	6,420	2,206	35,379	101,579	136,958
Income tax expense	(8,180)	(1,183)	(2,247)	(558)	(12,168)	(35,553)	(47,721)
Net income before dividends	15,193	2,197	4,173	1,648	23,211	66,026	89,237
Preferred stock dividends	-	-	-	(12,434)	(12,434)	-	(12,434)
Segment core earnings	$15,193	$2,197	$4,173	$(10,786)	$10,777	$66,026	$76,803

Total assets at carrying value	$828,779	$1,152,334	$2,348,213	$1,404,405	$-	$-	$5,733,731
Total on- and off-balance sheet program
assets at principal balance	7,374,021	1,141,570	2,266,592	-	-	-	10,782,183

(1)
Includes reconciling adjustments for yield maintenance income and discount amortization on certain prepaid loans, and amortization of premiums on assets consolidated at fair value to reflect core earnings amounts.

(2)
Based on effective funding cost determined for each operating segment, including the expense related to interest rate swaps, which is included in (Losses)/gains on financial derivatives on the GAAP financial statements.

(3)
Includes reconciling adjustments for the reclassification of yield maintenance, discount amortization of certain prepaid loans and the expense related to interest rate swaps and fair value adjustments on loans held for sale and financial derivatives.

(4)	Includes directly attributable costs and an allocation of indirectly attributable costs based on headcount.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial information is consolidated to include the accounts of Farmer Mac and its subsidiaries, Farmer Mac Mortgage Securities Corporation and Farmer Mac II LLC. Farmer Mac II LLC was formed as a Delaware limited liability company in December 2009 to operate substantially all of the business related to the Farmer Mac II program – primarily the acquisition of USDA-guaranteed portions. The business operations of Farmer Mac II LLC began in January 2010. In the future, Farmer Mac will operate only that part of the Farmer Mac II program that involves the issuance of Farmer Mac II Guaranteed Securities to investors other than Farmer Mac or Farmer Mac II LLC.

This discussion and analysis of financial condition and results of operations should be read together with: (1) the interim unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report; (2) Farmer Mac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 16, 2010; and (3) the Current Report on Form 8-K filed with the SEC on August 4, 2010, which updated the aforementioned Annual Report on Form 10-K.

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

•	the general rate of growth in agricultural mortgage and rural utilities indebtedness;
•	borrower preferences for fixed rate indebtedness;
•	the impact of economic conditions and real estate values on agricultural mortgage lending;
•	the willingness of investors to invest in Farmer Mac Guaranteed Securities;
•	developments in the financial markets, including possible investor, analyst and rating agency reactions to events involving GSEs, including Farmer Mac; and
•	the future level of interest rates, commodity prices, and export demand for U.S. agricultural products.

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

Overview

With the new capital raised in early 2010, Farmer Mac is well-positioned to continue to fulfill its congressional mission to provide capital and liquidity to rural America. During third quarter 2010, Farmer Mac’s new business volume totaled $1.1 billion, bringing the year-to-date total to $1.7 billion and the total outstanding to $11.5 billion.

GAAP net income available to common stockholders for third quarter 2010 was $6.0 million, while core earnings were $7.9 million. Third quarter 2010 results benefited from the increased new business volume and an increased effective net interest spread of $16.2 million (104 basis points), compared to $11.9 million (93 basis points) in third quarter 2009. As of September 30, 2010, Farmer Mac’s excess core capital above its statutory minimum capital requirement was $183.2 million.

During third quarter 2010, Farmer Mac purchased an aggregate of $550.0 million of Farmer Mac I AgVantage securities in three transactions. Those purchases were the first Farmer Mac I program portfolio transactions of comparable size completed since third quarter 2008. During the first nine months of 2010, increased loan purchase activity in the Farmer Mac I program continued in part due to attractive long-term fixed interest rates offered by Farmer Mac along with farmers and ranchers reaching Farmer Mac’s commercial bank business partners’ borrower exposure limits. Similarly, purchases of USDA Guaranteed Securities by Farmer Mac II LLC were at record levels for both third quarter 2010 and for the first nine months of 2010.

The growth in Farmer Mac’s Rural Utilities program continued during 2010 with the purchase of $422.0 million of loans and AgVantage securities under that program during the nine months ended September 30, 2010. That growth occurred at a lower rate than in 2008 and 2009 when Farmer Mac purchased general obligation notes from National Rural Utilities Cooperative Finance Corporation (“CFC”) secured by eligible rural utilities loans in AgVantage structures in several larger transactions. Beginning in August 2009 and continuing through second quarter 2010, the majority of Farmer Mac’s rural utilities business was direct purchases of distribution cooperative rural utilities loans as opposed to AgVantage transactions. During third quarter 2010, Farmer Mac purchased $250.0 million of AgVantage securities representing a two-month general obligation of CFC secured by eligible rural utilities loans. In late 2009, Farmer Mac developed underwriting standards for the purchase of loans to generation and transmission cooperatives and during third quarter 2010, Farmer Mac purchased its first of these types of rural utilities loans.

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

Results of Operations

Farmer Mac’s net income available to common stockholders for third quarter 2010 was $6.0 million or $0.56 per diluted common share, compared to net income of $17.9 million or $1.74 per diluted common share for third quarter 2009. For the nine months ended September 30, 2010, Farmer Mac’s net income available to common stockholders was $9.6 million or $0.91 per diluted common share, compared to $76.8 million or $7.54 per diluted common share for the nine months ended September 30, 2009.

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

Farmer Mac’s core earnings for third quarter 2010 was $7.9 million or $0.74 per diluted common share, compared to $1.3 million or $0.12 per diluted common share for third quarter 2009. For the nine months ended September 30, 2010, Farmer Mac’s core earnings was $18.6 million or $1.76 per diluted common share, compared to $10.8 million or $1.06 million per diluted common share for the nine months ended September 30, 2009. A reconciliation of Farmer Mac’s GAAP net income available to common stockholders to core earnings is presented in the following table, and those reconciling items are described in more detail below the table.

Reconciliation of GAAP Net Income Available to Common Stockholders to Core Earnings

	For the Three Months Ended
	September 30, 2010		September 30, 2009
		Per Diluted		Per Diluted
		Share		Share
	(in thousands, except per share amounts)
GAAP net income available
to common stockholders	$5,997	$0.56	$17,900	$1.74
Less the net of tax effects of:
Unrealized gains on financial derivatives	2,106	0.20	830	0.08
Unrealized (losses)/gains on trading assets	(1,119)	(0.10)	16,279	1.59
Amortization of premiums on assets consolidated at fair value	(1,863)	(0.17)	-	-
Net effects of settlements on agency forward contracts	(441)	(0.05)	(479)	(0.05)
Lower of cost or fair value adjustment on loans held for sale	(589)	(0.06)	-	-
Core earnings	$7,903	$0.74	$1,270	$0.12

	For the Nine Months Ended
	September 30, 2010		September 30, 2009
		Per Diluted		Per Diluted
		Share		Share
	(in thousands, except per share amounts)
GAAP net income available
to common stockholders	$9,588	$0.91	$76,803	$7.54
Less the net of tax effects of:
Unrealized (losses)/gains on financial derivatives	(23)	-	30,839	3.03
Unrealized gains on trading assets	4,357	0.41	36,859	3.61
Amortization of premiums on assets consolidated at fair value	(5,246)	(0.50)	-	-
Issuance costs on the retirement of preferred stock	(5,784)	(0.55)	-	-
Net effects of settlements on agency forward contracts	(329)	(0.02)	(1,672)	(0.16)
Lower of cost or fair value adjustment on loans held for sale	(2,009)	(0.19)	-	-
Core earnings	$18,622	$1.76	$10,777	$1.06

Changes in the fair values of financial derivatives and trading assets have historically contributed significant volatility to Farmer Mac’s periodic earnings. Consistent with that trend, Farmer Mac’s third quarter 2010 unrealized gains on financial derivatives were $3.2 million, compared to $1.3 million during third quarter 2009. For the nine months ended September 30, 2010, the unrealized losses on financial derivatives were $35,000, compared to unrealized gains of $47.4 million for the nine months ended September 30, 2009. Fair value losses on trading assets totaled $1.7 million for third quarter 2010, compared to gains of $25.0 million for third quarter 2009. For the nine months ended September 30, 2010, the gains on trading assets totaled $6.7 million, compared to gains of $56.7 million for the same period in 2009. While these volatile changes in fair values of derivatives and trading assets may at times produce significant income, as was the case in 2009, they may also produce significant losses, as was the case in the first nine months of 2010 and as has been the case in previous reporting periods. Future changes in those values cannot be reliably predicted; however, as of September 30, 2010, the cumulative fair value of after-tax losses recorded on financial derivatives was $60.0 million. Over time, Farmer Mac will realize in earnings the net effect of the cash settlements on its interest rate swap contracts, which may on its own produce either income or expense, but is expected to generate positive effective net spread when combined with the interest earned and paid on the assets and liabilities Farmer Mac holds on its balance sheet. This positive effective net spread will continue to build retained earnings and capital over time. Although the unrealized fair value fluctuations experienced throughout the term of the financial derivatives will temporarily impact earnings and capital, those fluctuations will have no permanent effect if the financial derivatives are held to maturity, as is generally expected.

Upon the adoption of the new consolidation guidance on January 1, 2010, Farmer Mac determined itself to be the primary beneficiary of certain variable interest entities (“VIEs”) where Farmer Mac held beneficial interests in trusts used as vehicles for the securitization of rural utilities loans. Upon consolidation, Farmer Mac transferred these assets from “Farmer Mac Guaranteed Securities” to “Loans held for investment in consolidated trusts” on its condensed consolidated balance sheet. Farmer Mac transferred these assets at their fair value, which resulted in an unamortized premium of $42.7 million. This premium is being amortized over the contractual lives of the underlying loans and that amortization is not included in Farmer Mac’s core earnings.

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

Net Interest Income. Net interest income for the three and nine months ended September 30, 2010 was $25.0 million and $70.3 million, respectively, compared to $19.8 million and $63.1 million for the same periods during 2009. Beginning in first quarter 2010, net interest income includes the reclassification of guarantee fees related to certain Farmer Mac Guaranteed Securities previously reported as off-balance sheet as a result of the adoption of the new consolidation guidance. For the three and nine months ended September 30, 2010, these reclassifications resulted in an increase in net interest income of $1.0 million and $3.7 million, respectively and a decrease in the net interest yield of 13 basis points and 17 basis points, respectively. The decrease in the net interest yield is the result of the average rate earned on guarantee fees being lower than the net interest spread earned on assets Farmer Mac purchases and holds on-balance sheet. For the nine months ended September 30, 2010 and 2009, the net interest yield was 133 basis points and 169 basis points, respectively. Excluding the impacts of the guarantee fee reclassifications, the net interest yield was 150 basis points for the nine months ended September 30, 2010, compared to 169 basis points for the nine months ended September 30, 2009.

The following table provides information regarding interest-earning assets and funding for the nine months ended September 30, 2010 and 2009. The balance of non-accruing loans is included in the average balance of interest-earning loans and Farmer Mac and USDA Guaranteed Securities presented, though the related income is accounted for on the cash basis. Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly. The balance of consolidated loans with beneficial interests owned by third parties is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities. The interest income and expense associated with these trusts are shown net in the net effect of consolidated trusts. The average rate earned on cash and investments reflects lower short-term market rates during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The lower average rate on loans and Farmer Mac and USDA Guaranteed Securities during the nine months ended September 30, 2010 reflects the decline in market rates reflected in the rates on loans acquired or reset during the past year. The lower average rate on Farmer Mac’s notes payable due within one year is consistent with general trends in average short-term rates during the periods presented. The downward trend in the average rate on notes payable due after one year reflects the retirement of older debt and the issuance of new debt at lower market rates during the latter part of 2008, throughout 2009 and the first three quarters of 2010.

	For the Nine Months Ended
	September 30, 2010			September 30, 2009
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$1,576,100	$19,303	1.63%	$1,457,216	$22,303	2.04%
Loans and Farmer Mac and USDA
Guaranteed Securities (1)	4,328,706	112,070	3.45%	3,527,656	109,428	4.14%
Total interest-earning assets	5,904,806	131,373	2.97%	4,984,872	131,731	3.52%
Funding:
Notes payable due within one year	2,981,082	7,353	0.33%	3,109,850	20,306	0.87%
Notes payable due after one year (2)	2,502,849	57,447	3.06%	1,662,863	48,287	3.87%
Total interest-bearing liabilities (3)	5,483,931	64,800	1.58%	4,772,713	68,593	1.92%
Net non-interest-bearing funding	420,875	-		212,159	-
Total funding	5,904,806	64,800	1.46%	4,984,872	68,593	1.83%
Net interest income/yield prior to
consolidation of certain trusts	5,904,806	66,573	1.50%	4,984,872	63,138	1.69%
Net effect of consolidated trusts (4)	1,158,766	3,701	0.43%	-	-	0.00%
Adjusted net interest income/yield	$7,063,572	$70,274	1.33%	$4,984,872	$63,138	1.69%

(1)	Excludes interest income of $45.3 million related to consolidated trusts with beneficial interests owned by third parties.
(2)	Includes current portion of long-term notes.
(3)	Excludes interest expense of $41.6 million related to consolidated trusts with beneficial interests owned by third parties.
(4)	Includes the effect of consolidated trusts with beneficial interests owned by third party investors.

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

	For the Nine Months Ended September 30, 2010
	Compared to the Nine Months Ended
	September 30, 2009
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$(4,714)	$1,714	$(3,000)
Loans and Farmer Mac and USDA
Guaranteed Securities	(19,829)	22,471	2,642
Total	(24,543)	24,185	(358)
Expense from interest-bearing liabilities	(13,186)	9,393	(3,793)
Change in net interest income prior to
consolidation of certain trusts (1)	$(11,357)	$14,792	$3,435

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

Farmer Mac accounts for its financial derivatives as undesignated financial derivatives. Accordingly, the Corporation records the income or expense related to financial derivatives as gains and losses on financial derivatives. For the three months ended September 30, 2010, this increased the net interest yield by $9.0 million (57 basis points), compared to $7.8 million (61 basis points) for the three months ended September 30, 2009. For the nine months ended September 30, 2010, this increased the net interest yield by $26.0 million (59 basis points), compared to $28.4 million (76 basis points) for the nine months ended September 30, 2009.

Farmer Mac’s net interest income and net interest yields for the three months ended September 30, 2010 and 2009 included the benefits of yield maintenance payments of $0.3 million (2 basis points) and $0.1 million (less than 1 basis point), respectively. The net interest yields for the nine months ended September 30, 2010 and 2009 included the benefits of yield maintenance payments of $0.6 million (1 basis point) and $0.4 million (1 basis point), respectively. Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans. Because the timing and size of these payments vary greatly, variations do not necessarily indicate positive or negative trends to gauge future financial results.

Upon the adoption of the new consolidation guidance on January 1, 2010, Farmer Mac determined itself to be the primary beneficiary of certain VIEs where Farmer Mac held beneficial interests in trusts used as vehicles for the securitization of agricultural real estate mortgage loans or rural utilities loans. Upon consolidation, Farmer Mac reclassified these assets from “Farmer Mac Guaranteed Securities” to “Loans held for investment in consolidated trusts” on the condensed consolidated balance sheet. The reclassified assets on January 1, 2010 included Farmer Mac Guaranteed Securities – Rural Utilities with an unpaid principal balance of $412.9 million and a fair value of $455.6 million. Farmer Mac was reporting these assets at their fair values, with changes in fair value recorded in earnings, based on its election of the fair value option in 2008. Upon consolidation of the underlying rural utilities loans, Farmer Mac reclassified the unrealized gain of $42.7 million as of January 1, 2010 to unamortized premiums on loans held for investment. The related premium is being amortized over the contractual lives of the underlying rural utilities loans.

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

Farmer Mac’s net interest income and net interest yield for the three and nine months ended September 30, 2010 include expenses of $2.9 million (18 basis points) and $8.1 million (18 basis points), respectively, related to the amortization of the premiums described above.

The following table presents the net effective spread between Farmer Mac’s interest-earning assets and its net funding costs. This spread is measured by including income or expense related to financial derivatives and subtracting yield maintenance payments, the amortization of premiums on assets consolidated at fair value and the amortization of discounts on certain prepaid loans. The increase in net effective spread was in part due to the retirement of callable debt and the simultaneous refinancing at lower rates.

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2010		September 30, 2009		September 30, 2010		September 30, 2009
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)

Net interest income/yield	$24,097	1.54%	$19,797	1.54%	$66,573	1.50%	$63,138	1.69%
Expense related to financial derivatives	(8,961)	-0.57%	(7,834)	-0.61%	(26,029)	-0.59%	(28,358)	-0.76%
Yield maintenance payments	(339)	-0.02%	(50)	0.00%	(595)	-0.01%	(423)	-0.01%
Amortization of premiums on assets consolidated at fair value	2,867	0.18%	-	-	8,071	0.18%	-	-
Amortization of discounts on certain prepaid loans (1)	(1,421)	-0.09%	-	-	(1,421)	-0.03%	-	-
Net effective spread	$16,243	1.04%	$11,913	0.93%	$46,599	1.05%	$34,357	0.92%

(1) Includes income recognition as a result of an early payoff of a loan secured by an ethanol plant.

Provision for Loan Losses. During the three months ended September 30, 2010, Farmer Mac recorded provisions to its allowance for loan losses of $0.4 million and charge-offs of $0.5 million. During the nine months ended September 30, 2010, Farmer Mac recorded provisions to its allowance for loan losses of $1.4 million, charge-offs of $0.5 million and recoveries of $2.2 million. The provisions to the allowance for loan losses during the first nine months of 2010 include:

•	the reclassification of $2.0 million from the reserve for losses to the allowance for loan losses upon adoption of new consolidation guidance in first quarter 2010;
•	increased provisions of $1.6 million; offset by
•	recoveries of $2.2 million on a loan secured by an ethanol plant.

During the three and nine months ended September 30, 2009, Farmer Mac recorded provisions to its allowance for loan losses of $3.1 million and $0.9 million, respectively. Farmer Mac also recorded $16,000 and $7.7 million of charge-offs, respectively, for the three and nine months ended September 30, 2009. Farmer Mac recorded no recoveries during the three months ended September 30, 2009 and $0.8 million of recoveries for the nine months ended September 30, 2009. The activity in the allowance for loan losses in 2009 was largely attributable to defaulted ethanol loans previously purchased from AgStar Financial Services, a related party at the time of purchase, pursuant to the terms of an LTSPC agreement. As of September 30, 2010, Farmer Mac’s total allowance for loan losses was $9.4 million, compared to $6.3 million as of December 31, 2009 and $4.9 million as of September 30, 2009. See “—Risk Management—Credit Risk – Loans.”

Provision for Losses. During the three and nine months ended September 30, 2010, Farmer Mac recorded provisions to its reserve for losses of $0.1 million and $1.7 million, respectively. The provisions recorded during 2010 primarily relate to Farmer Mac’s exposure to the ethanol industry pursuant to loans underlying LTSPCs. These provisions were partially offset by the reclassification of $2.0 million from the reserve for losses to the allowance for loan losses upon adoption of the new consolidation guidance in first quarter 2010. During the three and nine months ended September 30, 2009, Farmer Mac recorded provisions of $0.1 million and $2.1 million, respectively, for losses related to its guarantee activities and LTSPCs. As of September 30, 2010, Farmer Mac’s reserve for losses was $9.6 million, compared to $7.9 million as of December 31, 2009 and $7.6 million as of September 30, 2009. See “—Risk Management—Credit Risk – Loans.”

Guarantee and Commitment Fees. Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, were $6.0 million for third quarter 2010 and $17.6 million for the nine months ended September 30, 2010, compared to $8.2 million for third quarter 2009 and $23.5 million for the nine months ended September 30, 2009. Guarantee and commitment fees for the three and nine months ended September 30, 2010 includes the reclassification of $1.0 million and $3.7 million, respectively, to net interest income related to Farmer Mac Guaranteed Securities previously reported as off- balance sheet as a result of the adoption of the new consolidation guidance.

Gains and Losses on Financial Derivatives. Farmer Mac accounts for its financial derivatives as undesignated financial derivatives and does not apply hedge accounting available under FASB guidance on derivatives. The net effect of gains and losses on financial derivatives for the three and nine months ended September 30, 2010 was a net loss of $6.9 million and $28.5 million, respectively, compared to a net loss of $7.7 million and a net gain of $15.5 million, respectively, for the same periods in 2009. The components of gains and losses on financial derivatives for the three and nine months ended September 30, 2010 and 2009 are summarized in the following table:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(in thousands)
Realized:
Expense related to financial derivatives	$(8,961)	$(7,834)	$(26,029)	$(28,358)
Losses due to terminations or net settlements	(1,172)	(1,172)	(2,441)	(3,550)
Unrealized gains/(losses) due to fair value changes	3,309	1,327	82	47,606
Amortization of financial derivatives transition adjustment	(40)	(54)	(120)	(192)
(Losses)/gains on financial derivatives	$(6,864)	$(7,733)	$(28,508)	$15,506

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

For the three and nine months ended September 30, 2010, Farmer Mac was a party to interest rate swap contracts with one related party, Zions First National Bank. Farmer Mac realized expenses of $0.6 million and $2.2 million for three and nine months ended September 30, 2010, respectively compared to $0.8 million and $2.4 million for the three and nine months ended September 30, 2009, respectively. Farmer Mac recognized unrealized gains of $0.1 million and $32,000 for the three and nine months ended September 30, 2010, respectively, compared to unrealized losses of $0.6 million and $0.2 million, respectively, for the same periods in 2009.

Gains and Losses on Trading Assets. During the three and nine months ended September 30, 2010, Farmer Mac recognized losses on trading assets of $1.7 million and gains of $6.7 million, respectively, compared to gains of $25.0 million and $56.7 million, respectively, for the same periods in 2009. During first quarter 2010, Farmer Mac changed its primary source of valuation for its investment in the preferred stock of AgFirst Farm Credit Bank. Taking into consideration its own recently executed trades during first quarter 2010, along with an increase in observable trading activity for this and similar securities, Farmer Mac determined that the best estimates of fair value for this security as of March 31, 2010 and continuing through September 30, 2010 were the fair values provided by an independent third party pricing service. For the three and nine months ended September 30, 2010, Farmer Mac recorded $0.2 million of trading gains and $2.0 million of trading losses, respectively, related to the change in the fair value of its investment in AgFirst Farm Credit Bank preferred stock. During the three months and nine months ended September 30, 2010, Farmer Mac also recorded trading losses of $2.1 million and trading gains of $8.5 million, respectively, related to the change in the fair value of the USDA Guaranteed Securities contributed to its subsidiary, Farmer Mac II LLC, which had previously been selected for the fair value option.

Farmer Mac made no fair value option elections during the three and nine months ended September 30, 2010 and 2009.

Gains and Losses on Sale of Available-for-Sale Investment Securities. During the three and nine months ended September 30, 2010, Farmer Mac realized net gains of $24,000 and $0.3 million, respectively on sales of securities from its available-for-sale- portfolio, compared to realized net gains of $63,000 and $2.9 million, respectively for the three and nine months ended September 30, 2009.

General and Administrative Expenses. General and administrative expenses, including legal, independent audit, and consulting fees, were $1.8 million for third quarter 2010 and $6.3 million for the nine months ended September 30, 2010, compared to $2.4 million and $8.3 million, respectively, for the same periods in 2009. The higher level of expenses in 2009 compared to 2010 was largely attributable to legal and consulting fees related to the development of Farmer Mac programs and related transactions.

Regulatory Fees. Regulatory fees for the three and nine months ended September 30, 2010 were $0.6 million and $1.7 million, respectively, compared to $0.5 million and $1.5 million for the same periods in 2009. FCA has advised Farmer Mac that its estimated fees for the federal fiscal year ending September 30, 2010 will be $2.3 million, compared to $2.1 million for the federal fiscal year ended September 30, 2009. After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.

Income Tax Expense/Benefit. Income tax expense totaled $0.9 million and $6.0 million for the three and nine months ended September 30, 2010, respectively, compared to $13.1 million and $47.7 million, respectively, for the same periods in 2009. Income tax expense decreased significantly primarily due to the decrease in pre-tax book income. Farmer Mac’s effective tax rates for the three and nine months ended September 30, 2010 were 6.7 percent and 15.0 percent, respectively, compared to 37.0 percent and 34.8 percent, respectively, for the same periods in 2009. The reduction in the effective tax rates in 2010 was due primarily to the income attributed to the non-controlling interest in Farmer Mac II LLC, for which Farmer Mac does not accrue income tax expense.

Business Volume. During third quarter 2010, Farmer Mac added $1.1 billion of new program volume in the form of:

•	purchases of $82.3 million of Farmer Mac I loans;
•	purchases of $550.0 million of Farmer Mac I AgVantage securities;
•	the placement of $25.4 million of Farmer Mac I loans under LTSPCs;
•	purchases of $139.7 million of USDA-guaranteed portions of loans;
•	purchases of $35.2 million of Rural Utilities loans; and
•	the purchase of $250.0 million of Rural Utilities AgVantage securities.

This new business volume was partially offset by principal paydowns on outstanding loans and loans underlying Farmer Mac Guaranteed Securities and LTSPCs. Farmer Mac’s outstanding program volume was $11.5 billion as of September 30, 2010, a net increase of $755.1 million over December 31, 2009.

The following table sets forth loan purchase, LTSPC and guarantee activities for current loans under the Farmer Mac I, Farmer Mac II and Rural Utilities programs during the periods indicated:

Farmer Mac Loan Purchases, Guarantees and LTSPCs

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(in thousands)
Farmer Mac I:
Loans	$82,270	$40,732	$258,453	$108,446
LTSPCs	25,416	37,083	134,989	125,520
AgVantage	550,000	-	550,000	-
Farmer Mac II:
USDA Guaranteed Securities	132,991	-	334,663	-
Farmer Mac Guaranteed Securities	6,676	76,119	20,354	251,496
Rural Utilities:
Loans	35,242	28,644	171,986	28,644
Farmer Mac Guaranteed Securities - AgVantage	250,000	525,000	250,000	1,695,000
Total purchases, guarantees and commitments	$1,082,595	$707,578	$1,720,445	$2,209,106

The outstanding principal balance of loans held and loans underlying LTSPCs and on- and off-balance sheet Farmer Mac and USDA Guaranteed Securities was $11.5 billion as of September 30, 2010 and $10.7 billion as of December 31, 2009. The following table sets forth information regarding those outstanding balances as of the dates indicated:

Outstanding Balance of Farmer Mac Loans and Loans Underlying Farmer Mac and USDA Guaranteed Securities and LTSPCs
	September 30,	December 31,
	2010	2009
	(in thousands)
On-balance sheet:
Farmer Mac I:
Loans	$875,709	$733,422
Loans held in trusts:
Beneficial interests owned by Farmer Mac	3,781	5,307
Beneficial interests owned by third party investors	847,794	-
Farmer Mac Guaranteed Securities - AgVantage	591,500	48,800
Farmer Mac II:
USDA Guaranteed Securities	1,278,814	-
Farmer Mac Guaranteed Securities	42,921	1,164,996
Rural Utilities:
Loans	198,921	28,644
Loans held in trusts:
Beneficial interests owned by Farmer Mac	400,228	412,948
Farmer Mac Guaranteed Securities - AgVantage	1,737,200	1,675,000
Total on-balance sheet	$5,976,868	$4,069,117

Off-balance sheet:
Farmer Mac I:
AgVantage	$2,945,000	$2,945,000
LTSPCs	1,697,578	2,165,706
Farmer Mac Guaranteed Securities	795,400	1,492,239
Farmer Mac II:
Farmer Mac Guaranteed Securities	44,258	34,802
Rural Utilities:
AgVantage	17,104	14,240
Total off-balance sheet	$5,499,340	$6,651,987
Total	$11,476,208	$10,721,104

Of the $11.5 billion outstanding principal balance of volume included in Farmer Mac’s three programs as of September 30, 2010, $5.3 billion are Farmer Mac Guaranteed Securities structured as AgVantage securities. Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security. Unlike business volume in the form of purchased loans and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, the Farmer Mac Guaranteed Securities structured as AgVantage securities generally do not pay down principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due.

The following table summarizes by maturity date the outstanding principal amount of AgVantage securities as of September 30, 2010.

AgVantage Balances by Year of Maturity
As of
September 30, 2010
(in thousands)

2010	$250,000
2011	2,053,400
2012	497,000
2013	157,750
2014	760,400
Thereafter	1,572,254
Total	$5,290,804

As shown in the table above, $2.3 billion of the outstanding $5.3 billion of AgVantage securities mature prior to 2012. If the issuer of a maturing AgVantage security does not refinance the security through Farmer Mac and Farmer Mac does not find alternate sources of business volume, the Corporation’s income could be adversely affected. However, the income effect of less AgVantage business may not be material and will likely not be proportional to the amount of any decrease in business volume as a result of the maturity of AgVantage securities.

The weighted-average ages of the Farmer Mac I newly originated and current seasoned loans purchased during each of third quarter 2010 and third quarter 2009 was less than one month. Of the Farmer Mac I newly originated and current seasoned loans purchased during third quarter 2010 and third quarter 2009, 88 percent and 59 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining terms to maturity of 16.7 years and 12.2 years, respectively.

As part of fulfilling its guarantee obligations for Farmer Mac I Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90 days delinquent or in material non-monetary default at the time of purchase, out of the loan pools underlying those securities and LTSPCs, and records the purchased loans as such on its balance sheet. The purchase price for defaulted loans purchased out of Farmer Mac I Guaranteed Securities is the current outstanding principal balance of the loan plus accrued and unpaid interest. The purchase price for defaulted loans purchased under an LTSPC is the then-current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loans payable out of any future loan payments or liquidation proceeds as received. The purchase price of a defaulted loan is not an indicator of the expected loss on that loan; many other factors affect expected loss, if any, on loans so purchased. The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during third quarter 2010 and third quarter 2009 was 4.6 years and 2.6 years, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010 (as updated by the Current Report on Form 8-K filed with the SEC on August 4, 2010).

The following table presents Farmer Mac’s loan purchases of newly originated and current seasoned loans and defaulted loans purchased underlying Farmer Mac I Guaranteed Securities and LTSPCs:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(in thousands)
Farmer Mac I newly originated
and current seasoned loan purchases	$82,270	$40,732	$258,453	$108,446
Defaulted loans purchased underlying
Farmer Mac I Guaranteed Securities
owned by third party investors	1,133	841	3,456	841
Defaulted loans purchased
underlying LTSPCs	781	13,188	1,861	16,608
Defaulted loans underlying
on-balance sheet Farmer Mac I
Guaranteed Securities transferred
to loans	-	-	-	2,216
Total loan purchases	$84,184	$54,761	$263,770	$128,111
Farmer Mac II LLC. In January 2010, Farmer Mac contributed substantially all of the assets comprising the Farmer Mac II program (in excess of $1.1 billion) to Farmer Mac’s subsidiary, Farmer Mac II LLC. The assets that Farmer Mac contributed to Farmer Mac II LLC consisted primarily of USDA-guaranteed portions that had not been securitized by Farmer Mac but also included $35.0 million of Farmer Mac II Guaranteed Securities. Farmer Mac did not guarantee the timely payment of principal and interest on the $1.1 billion of contributed USDA-guaranteed portions. The contributed USDA-guaranteed portions had previously been presented as Farmer Mac II Guaranteed Securities on the condensed consolidated financial statements of Farmer Mac and are now presented as “USDA Guaranteed Securities” on the condensed consolidated balance sheets. The financial information presented in this report reflects the accounts of Farmer Mac and its subsidiaries on a consolidated basis. Accordingly, Farmer Mac’s reportable operating segments presented in this report will differ from the stand-alone financial statements of Farmer Mac II LLC. Those separate financial statements are available on the website of Farmer Mac II LLC.

The assets of Farmer Mac II LLC would be available to creditors of Farmer Mac only after all obligations owed to creditors of and equity holders in Farmer Mac II LLC had been satisfied. As of September 30, 2010, Farmer Mac II LLC held assets with a fair value of $1.4 billion, had debt outstanding of $108.0 million, had preferred stock outstanding with a liquidation preference of $250.0 million, and had $1.0 billion of common stock outstanding, all of which is held by Farmer Mac. For more information about the formation and operations of Farmer Mac II LLC and the features of the preferred stock issued by Farmer Mac II LLC in January 2010, see Notes 3, 5, 6 and 8 to the condensed consolidated financial statements and Note 15 to the consolidated financial statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010 (as updated by the Current Report on Form 8-K filed with the SEC on August 4, 2010).

Outlook. The agricultural sector is made up of diverse industries that respond in different ways to changes in economic conditions. Those industries often are affected differently, sometimes positively and sometimes negatively, by prevailing economic conditions, which results in cycles where one or more industries may be under stress at any one time. These industries are also affected by commodity inventories, largely as a result of weather patterns and harvest conditions. During 2010, for example, volatility increased for corn and soybean prices as the harvest occurred, which reflected a reduced crop from what the USDA and other sources had forecasted shortly before the harvest. The price increase of feed grains is positive for producers of these commodities, but also will put pressure on profit margins in the protein sector (including dairy). The historic operating losses in the dairy sector have been reduced, but prevailing feed grain prices will take a toll on the recovery, which could lead to higher delinquencies and additional provisions for losses in the Farmer Mac portfolio

Farmer Mac’s support of the renewable energy sector is centered in ethanol production, an industry that has not yet become consistently profitable. Ethanol margins tightened during the first three quarters of 2010, and, on average, ethanol plants operated at breakeven levels. Federal support of this industry, in the form of an excise tax credit and an import tariff, expire at the end of 2010 and Congress is in the process of considering what, if any, future price supports should be in place. Congress is considering an increase in the mandate for ethanol use, which would be a positive for the industry, but a reduction in or loss of current price supports in the form of blender’s tax credits or tax policies would be detrimental to the industry.

Conditions in the agricultural sector during 2009 and the first three quarters of 2010 were more stable than the national economy in general, but agriculture was not completely insulated from the effects of the economic downturn and remained subject to traditional commodity price cycles and national agricultural and energy policy reconsideration. Farmer Mac will continue to closely monitor developments in industries and geographic areas experiencing stress. The cyclical credit issues related to the agricultural sector are expected to remain within Farmer Mac’s historical experience, but are likely to be greater than the historical average.

With respect to the agricultural operating and lending markets, recent farmland sales have reflected the solid profits being experienced by the growers of corn and soybeans, who are most typically located in the Midwest, with values increasing. Land values outside the Midwest have generally held constant, though land that has traditionally had a value component tied to long term development uses other than agriculture has shown decline. While this is true of agricultural land values generally, the development value impact in Farmer Mac’s agricultural loan portfolio is not significant. Although decreased profitability has slowed the farm real estate appreciation of the past several years, Farmer Mac generally expects farmland values to remain stable. Farmer Mac also monitors the establishment and evolution of governmental policies and regulations that affect farmers, ranchers, and lenders, including agricultural polices contained in the current Farm Bill due to expire in 2012. Congress has begun the process of preparing a new Farm Bill that is targeted to be passed in 2012.

Farmer Mac foresees opportunities for continued business growth in both the agricultural and rural utilities segments, though the pace of growth will be dictated by the capital demands of the industries and the stability of the financial markets. With lenders in both the agricultural and rural utilities sectors continuing to face capital markets and economic challenges, Farmer Mac represents a potential source of liquidity, capital, and risk management to help lenders meet the borrowing needs of their customers.

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

As of March 31, 2010, Farmer Mac consolidated $1.1 billion of its outstanding $1.4 billion securitization trusts created when loans subject to LTSPCs were converted to Farmer Mac I Guaranteed Securities at the request of program participants. Those securitization transactions contain provisions resulting in shared power over default mitigation decisions. For those transactions where the power is shared with a related party (as defined by applicable accounting guidance), Farmer Mac determined itself to be the primary beneficiary and thus is required to consolidate the assets and liabilities of the trust onto its balance sheet. For those transactions where the power was shared with an unrelated party, Farmer Mac was not determined to be the primary beneficiary and is not required to consolidate the assets and liabilities of the trust onto its balance sheet.

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

At Farmer Mac’s Annual Meeting of Stockholders on June 3, 2010, ten directors were elected to serve one-year terms, nine of whom were re-elected as directors of Farmer Mac and one of whom was new to Farmer Mac’s board. As a result of this change in membership of the board of directors, Farmer Mac deconsolidated $0.4 billion of securitization transactions with a business partner that was no longer a related party (as defined by applicable accounting guidance). As of September 30, 2010, Farmer Mac consolidated $0.6 billion of its outstanding $1.4 billion securitization trusts created when loans subject to LTSPCs were converted to Farmer Mac I Guaranteed Securities at the request of program participants.

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

Assets. Total assets were $8.2 billion as of September 30, 2010 compared to $6.1 billion as of December 31, 2009. Of that $2.1 billion increase, $1.1 billion resulted from new program volume in third quarter 2010. The remaining increase was attributable to the consolidation of off-balance sheet Farmer Mac Guaranteed Securities resulting from the adoption of new consolidation guidance effective January 1, 2010. With respect to the implementation of the consolidation accounting guidance, a corresponding increase to liabilities was also recorded and presented as “Debt securities of consolidated trusts held by third parties” on the condensed consolidated balance sheets.

As of September 30, 2010, Farmer Mac had $453.3 million of cash and cash equivalents, compared to $654.8 million as of December 31, 2009. As of September 30, 2010, Farmer Mac had $1.5 billion of investment securities, compared to $1.1 billion as of December 31, 2009.

Liabilities and Total Equity. During the nine months ended September 30, 2010, total liabilities increased $1.9 billion as a result of the consolidation of trusts as well as debt issued to support the growth in assets. Total equity, including mezzanine equity, increased $155.0 million during the same period. The increase in total equity was primarily the result of raising new capital. On January 25, 2010, Farmer Mac used the proceeds from the sale of $250.0 million of preferred stock of its subsidiary, Farmer Mac II LLC, to repurchase and retire the Corporation’s $150.0 million of outstanding Series B preferred stock and to further strengthen Farmer Mac’s financial position to support the continued fulfillment of its mission. That transaction provided Farmer Mac with additional capital at a significantly lower cost, with the net effective cost of the new $250.0 million of preferred stock of 5.77 percent per year after consideration of the consolidated tax benefits to Farmer Mac. As a result, the net cost of the new preferred stock on Farmer Mac’s consolidated financial statements will be approximately $14.4 million per year, compared to an annual cost of $18.0 million per year for the $150.0 million of Series B preferred stock (based on the 2010 dividend rate of 12 percent for the Series B preferred stock, which was scheduled to increase to 14 percent at the end of 2010 and 16 percent in 2011).

Regulatory Capital Compliance. Farmer Mac was in compliance with its statutory minimum capital requirement and its risk-based capital standard as of September 30, 2010. Farmer Mac is required to hold capital at the higher of its statutory minimum capital requirement or the amount required by its risk-based capital stress test. As of September 30, 2010, Farmer Mac’s core capital totaled $448.0 million and exceeded its statutory minimum capital requirement of $264.8 million by $183.2 million. As of December 31, 2009, Farmer Mac’s core capital totaled $337.2 million and exceeded its statutory minimum capital requirement of $217.0 million by $120.2 million. As of September 30, 2010, Farmer Mac’s risk-based capital stress test generated a risk-based capital requirement of $36.7 million. Farmer Mac’s regulatory capital of $467.0 million exceeded that amount by approximately $430.3 million. Accumulated other comprehensive income is not a component of Farmer Mac’s core capital or regulatory capital. For more information, see “—Liquidity and Capital Resources—Capital” and “—Regulatory Matters.”

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

Farmer Mac generally assumes 100 percent of the credit risk on loans held and loans underlying Farmer Mac I Guaranteed Securities, LTSPCs and Farmer Mac Guaranteed Securities – Rural Utilities. Farmer Mac has direct credit exposure on loans in non-AgVantage transactions and indirect credit exposure on AgVantage transactions, which involve a general obligation of a lender secured by qualified loans. The credit exposure of Farmer Mac and Farmer Mac II LLC on USDA-guaranteed portions is covered by the full faith and credit of the United States. Farmer Mac believes that the Corporation and Farmer Mac II LLC have little or no credit risk exposure to USDA-guaranteed portions because of the USDA guarantee. As of September 30, 2010, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any USDA-guaranteed portions or Farmer Mac II Guaranteed Securities and does not expect to incur any such losses in the future.

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

Farmer Mac has developed different underwriting standards for rural utilities loans that depend on whether direct or indirect credit exposure is assumed on a loan and whether the borrower is an electric distribution cooperative or a generation and transmission cooperative. As of September 30, 2010, there were no delinquencies or non-performing assets in Farmer Mac’s portfolio of rural utilities loans, which includes rural utilities loans held and rural utilities loans underlying or securing Farmer Mac Guaranteed Securities – Rural Utilities. Farmer Mac’s current direct credit exposure to rural utilities loans as of September 30, 2010 was $599.1 million, of which $592.7 million were loans to electric distribution cooperatives and $6.4 million was one loan to a generation and transmission cooperative. Farmer Mac also had indirect credit exposure to the rural utilities loans securing Farmer Mac Guaranteed Securities – Rural Utilities structured as AgVantage securities, some of which were secured by loans to generation and transmission cooperatives. See “—Credit Risk – Institutional” for more information about Farmer Mac’s credit risk on AgVantage securities.

Farmer Mac AgVantage securities are general obligations of institutions approved by Farmer Mac and are secured by eligible loans in an amount at least equal to the outstanding principal amount of the security. Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans. As of September 30, 2010, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future.

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

The following table summarizes the components of Farmer Mac’s allowance for losses as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
	(in thousands)
Allowance for loan losses	$9,442	$6,292
Reserve for losses:
Off-balance sheet Farmer Mac I Guaranteed Securities	984	2,033
LTSPCs	8,591	5,862
Total allowance for losses	$19,017	$14,187

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

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for the three and nine months ended September 30, 2010 and 2009:

	September 30, 2010			September 30, 2009
	Allowance		Total	Allowance		Total
	for Loan	Reserve	Allowance	for Loan	Reserve	Allowance
	Losses	for Losses	for Losses	Losses	for Losses	for Losses
	(in thousands)
For the Three Months Ended:
Beginning balance	$9,495	$9,470	$18,965	$1,810	$7,496	$9,306
Provision for losses	412	105	517	3,098	89	3,187
Charge-offs	(465)	-	(465)	(16)	-	(16)
Recoveries	-	-	-	-	-	-
Ending balance	$9,442	$9,575	$19,017	$4,892	$7,585	$12,477

For the Nine Months Ended:
Beginning balance	$6,292	$7,895	$14,187	$10,929	$5,506	$16,435
Provision for losses	1,392	1,680	3,072	939	2,079	3,018
Charge-offs	(465)	-	(465)	(7,741)	-	(7,741)
Recoveries	2,223	-	2,223	765	-	765
Ending balance	$9,442	$9,575	$19,017	$4,892	$7,585	$12,477

During the three and nine months ended September 30, 2010, Farmer Mac recorded a provision to its allowance for losses of $0.5 million and $3.1 million, respectively, compared to provisions of $3.2 million and $3.0 million, respectively, for the same periods in 2009. Farmer Mac recorded charge-offs of $0.5 million during the three and nine months ended September 30, 2010, compared to charge-offs of $16,000 and $7.7 million during the same periods in 2009. Farmer Mac recorded no recoveries and recoveries of $2.2 million for the three and nine months ended September 30, 2010, respectively, compared to no recoveries in the three months ended September 30, 2009 and $0.8 million in recoveries for the nine months ended September 30, 2009. There was no previously accrued or advanced interest on loans or Farmer Mac I Guaranteed Securities charged off in third quarter 2010 or third quarter 2009. As of September 30, 2010, Farmer Mac’s allowance for losses totaled $19.0 million, or 45 basis points of the outstanding principal balance of loans held and loans underlying Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $14.2 million or 32 basis points as of December 31, 2009.

As of September 30, 2010, Farmer Mac’s 90-day delinquencies were $64.8 million (1.53 percent), compared to $59.4 million (1.36 percent) as of September 30, 2009. Ethanol loans comprised $10.9 million of the 90-day delinquencies as of September 30, 2010, compared to $18.5 million as of September 30, 2009. As of September 30, 2010, Farmer Mac’s non-performing assets totaled $78.4 million (1.86 percent), compared to $84.8 million (1.94 percent) as of September 30, 2009. Ethanol loans comprised $10.9 million of non-performing assets as of September 30, 2010, compared to $28.4 million as of September 30, 2009. Loans that have been restructured were insignificant and are included within the reported 90-day delinquency and non-performing asset disclosures. From quarter to quarter, Farmer Mac anticipates that 90-day delinquencies and non-performing assets will fluctuate, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the annual (January 1st) and semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans.

As of September 30, 2010, Farmer Mac’s ethanol exposure, which includes loans held and loans subject to LTSPCs, was $244.5 million on 29 different plants, with an additional $34.4 million of undisbursed commitments. Other than the undisbursed commitments, Farmer Mac does not intend to add more ethanol loan exposure to its portfolio.

The following table presents historical information regarding Farmer Mac’s non-performing assets and 90-day delinquencies in the Farmer Mac I program compared to the principal balance of all loans held and loans underlying Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs:

	Outstanding
	Loans,			Less:
	Guarantees (1),	Non-		REO and
	LTSPCs,	performing		Performing	90-day
	and REO	Assets	Percentage	Bankruptcies	Delinquencies	Percentage
	(dollars in thousands)
As of:
September 30, 2010	$4,225,346	$78,448	1.86%	$13,649	$64,800	1.53%
June 30, 2010	4,299,417	71,300	1.66%	15,289	56,011	1.30%
March 31, 2010	4,303,663	83,977	1.95%	13,542	70,435	1.64%
December 31, 2009	4,396,642	62,020	1.41%	12,494	49,526	1.13%
September 30, 2009	4,379,450	84,779	1.94%	25,341	59,438	1.36%
June 30, 2009	4,471,567	97,123	2.17%	54,816	42,307	0.95%
March 31, 2009	4,530,892	96,175	2.12%	9,941	86,234	1.90%
December 31, 2008	4,983,963	80,032	1.61%	12,912	67,120	1.35%
September 30, 2008	4,989,755	32,883	0.66%	21,402	11,481	0.23%

(1) Excludes loans underlying AgVantage securities.

As of September 30, 2010, Farmer Mac individually analyzed $57.7 million of its $103.4 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values. Farmer Mac evaluated the remaining $45.7 million of impaired assets for which updated valuations were not available in the aggregate in consideration of their similar risk characteristics and historical statistics. As of September 30, 2010, Farmer Mac had recorded specific allowances of $2.9 million for under-collateralized assets. Farmer Mac’s non-specific or general allowances were $16.1 million as of September 30, 2010.

As of September 30, 2010, the weighted-average original loan-to-value ratio (“LTV”) for loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) was 51.0 percent, and the weighted-average original LTV for all non-performing assets was 50.1 percent.

The following table presents outstanding loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and non-performing assets as of September 30, 2010 by year of origination, geographic region and commodity/collateral type.

Farmer Mac I Non-performing Assets as of September 30, 2010
	Distribution of	Outstanding
	Outstanding	Loans,
	Loans,	Guarantees,	Non-	Non-
	Guarantees,	LTSPCs	performing	performing
	LTSPCs and REO	and REO (1)	Assets (2)	Asset Rate
	(dollars in thousands)
By year of origination:
Before 1997	7%	$281,194	$6,843	2.43%
1997	3%	107,840	2,527	2.34%
1998	4%	163,053	3,973	2.44%
1999	5%	217,511	4,490	2.06%
2000	3%	113,100	1,098	0.97%
2001	5%	213,435	7,336	3.44%
2002	7%	279,167	4,862	1.74%
2003	8%	327,707	3,484	1.06%
2004	7%	277,868	1,710	0.62%
2005	9%	394,679	2,361	0.60%
2006	10%	435,781	2,144	0.49%
2007	9%	417,312	28,595	6.85%
2008	10%	449,609	9,025	2.01%
2009	6%	269,841	-	0.00%
2010	7%	277,249	-	0.00%
Total	100%	$4,225,346	$78,448	1.86%

By geographic region (1):
Northwest	15%	$651,712	$18,504	2.84%
Southwest	39%	1,637,667	13,184	0.81%
Mid-North	22%	921,208	19,939	2.16%
Mid-South	12%	526,943	8,619	1.64%
Northeast	8%	335,475	4,332	1.29%
Southeast	4%	152,341	13,870	9.10%
Total	100%	$4,225,346	$78,448	1.86%

By commodity/collateral type:
Crops	40%	$1,679,480	$27,195	1.62%
Permanent plantings	19%	812,254	21,807	2.68%
Livestock	27%	1,143,473	12,853	1.12%
Part-time farm/rural housing	7%	307,728	5,701	1.85%
Ag storage and processing
(including ethanol facilities)	6%	257,092	10,892	4.24%
Other	1%	25,319	-	0.00%
Total	100%	$4,225,346	$78,448	1.86%

(1)	Excludes loans underlying AgVantage securities.
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

The following table presents Farmer Mac’s cumulative net credit losses relative to the cumulative original balance for all loans purchased and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) as of September 30, 2010, by year of origination, geographic region and commodity/collateral type.  The purpose of this information is to present information regarding losses relative to original guarantees and commitments.

Farmer Mac I Credit Losses Relative to all
Cumulative Original Loans, Guarantees and LTSPCs
As of September 30, 2010

	Cumulative
	Original Loans,	Cumulative	Cumulative
	Guarantees and	Net Credit	Loss
	LTSPCs	Losses	Rate
	(dollars in thousands)
By year of origination:
Before 1997	$3,451,840	$1,593	0.05%
1997	767,854	2,256	0.29%
1998	1,145,154	3,885	0.34%
1999	1,167,499	1,291	0.11%
2000	763,650	2,550	0.33%
2001	1,126,530	170	0.02%
2002	1,135,026	-	0.00%
2003	937,640	58	0.01%
2004	652,723	32	0.00%
2005	778,910	131	0.02%
2006	812,141	7,689	0.95%
2007	584,491	1,215	0.21%
2008	580,409	2,824	0.49%
2009	328,958	1,193	0.36%
2010	297,291	-	0.00%
Total	$14,530,116	$24,887	0.17%
By geographic region (1):
Northwest	$2,656,010	$10,694	0.40%
Southwest	5,669,882	7,013	0.12%
Mid-North	2,483,782	6,659	0.27%
Mid-South	1,353,014	(314)	-0.02%
Northeast	1,339,228	83	0.01%
Southeast	1,028,200	752	0.07%
Total	$14,530,116	$24,887	0.17%
By commodity/collateral type:
Crops	$5,837,782	$2,312	0.04%
Permanent plantings	3,217,294	9,378	0.29%
Livestock	3,764,237	3,266	0.09%
Part-time farm/rural housing	1,023,635	429	0.04%
Ag storage and processing
(including ethanol facilities) (2)	545,556	9,502	1.74%
Other	141,612	-	0.00%
Total	$14,530,116	$24,887	0.17%

(1)
Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX);Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS, SC).

(2)
Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction and, as of September 30, 2010, approximately $34.4 million of the loans were not yet disbursed by the lender.

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

Outstanding AgVantage on-balance sheet Farmer Mac I Guaranteed Securities totaled $591.5 million and $48.8 million as of September 30, 2010 and December 31, 2009, respectively.  Farmer Mac Guaranteed Securities – Rural Utilities structured as AgVantage transactions issued by CFC totaled $1.7 billion as of September 30, 2010 and December 31, 2009, respectively.  In addition, outstanding off-balance sheet AgVantage transactions totaled $3.0 billion as of September 30, 2010 and December 31, 2009.  The following table provides information about the issuers of AgVantage securities, as well as the required collateralization levels for those transactions as of September 30, 2010 and December 31, 2009.

	September 30, 2010			December 31, 2009
		Credit	Required		Credit	Required
Counterparty	Balance	Rating	Collateralization	Balance	Rating	Collateralization
	(dollars in thousands)

MetLife (1)	$2,750,000	AA-	103%	$2,500,000	AA-	103%
CFC	1,754,304	A	100%	1,689,240	A	100%
M&I Bank (2)	475,000	BBB	106%	475,000	BBB	106%
Rabo Agrifinance, Inc.	300,000	N/A	106%	-	-	-
Other (3)	11,500	N/A	111% to 120%	18,800	N/A	111% to 120%
Total outstanding	$5,290,804			$4,683,040

(1)	Includes securities issued by Metropolitan Life Insurance Company and MetLife Insurance Company of Connecticut.
(2)	M&I Bank was downgraded to BBB- on October 21, 2010.
(3)	Consists of AgVantage securities issued by 4 different issuers as of September 30, 2010 and 6 different issuers as of December 31, 2009.

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

Credit Risk – Other Investments.  As of September 30, 2010, Farmer Mac had $453.3 million of cash and cash equivalents and $1.5 billion of investment securities.  The management of the credit risk inherent in these investments is governed by Farmer Mac’s own policies and FCA’s Liquidity and Investment Regulations.

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

FCA’s Liquidity and Investment Regulations and Farmer Mac’s policies also establish concentration limits, which are intended to limit exposure to any one counterparty.  FCA’s Liquidity and Investment Regulations limit Farmer Mac’s total credit exposure to any single issuer of securities and uncollateralized financial derivatives is limited by regulation to 25 percent of the Corporation’s regulatory capital (as of September 30, 2010, 25 percent of Farmer Mac’s regulatory capital was $116.8 million).  This limitation is not applied to the obligations of the United States or to qualified investment funds.  The limitation applied to the obligations of any GSE is 100 percent of Farmer Mac’s regulatory capital.  Since June 2009, Farmer Mac’s policy applicable to new investments limited the Corporation’s total exposure to any single issuer of securities and uncollateralized financial derivatives to the lower of (1) 10 percent of the Corporation’s regulatory capital and (2) 50 percent of the expected net interest income from the investment portfolio over 12 months.  In June 2010, Farmer Mac revised its policy to limit the Corporation’s total exposure to any single issuer of securities (other than GSEs and Government agencies) and uncollateralized financial derivatives to 5 percent of the Corporation’s regulatory capital.

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

Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage and rural utilities loans reduce, but do not eliminate, prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected.  Those provisions require borrowers to make an additional payment when they prepay their loans so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid.  Those provisions create a disincentive to prepayment and compensate the Corporation for some of its interest rate risks.  As of September 30, 2010, 16 percent of the outstanding balance of loans in the Farmer Mac I program where Farmer Mac either owned the loan or the beneficial interest in the underlying loan had yield maintenance provisions and 9 percent had other forms of prepayment protection (together covering 45 percent of all loans with fixed interest rates).  Of the Farmer Mac I current loans purchased in third quarter 2010, none had yield maintenance or other forms of prepayment protection.  As of September 30, 2010, none of the USDA-guaranteed portions held or underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions; however, 11 percent contained prepayment penalties.  Of the USDA-guaranteed portions purchased in the first nine months of 2010, 8 percent contained various forms of prepayment penalties.  As of September 30, 2010, 29 percent of the rural utilities loans owned by Farmer Mac had yield maintenance provisions.  Of the rural utilities loans purchased in third quarter 2010, 24 percent had yield maintenance provisions.  As of September 30, 2010, all of the rural utilities loans held in trusts where Farmer Mac owned the beneficial interest in the underlying loan had yield maintenance provisions.

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

Farmer Mac’s $453.3 million of cash and cash equivalents mature within three months and are funded with discount notes having similar maturities.  As of September 30, 2010, $1.3 billion of the $1.5 billion of investment securities (86.4 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year.  Such securities are funded with floating rate medium-term notes or discount notes that closely match the rate adjustment dates of the associated investments. As of September 30, 2010, Farmer Mac had outstanding discount notes of $2.8 billion, medium-term notes that mature within one year of $0.8 billion and medium-term notes that mature after one year of $3.0 billion.

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

An important “stress test” of Farmer Mac’s exposure to long-term interest rate risk is the measurement of the sensitivity of its market value of equity (“MVE”) to yield curve shocks.  MVE represents management’s estimate of the present value of all future cash flows from on- and off-balance sheet assets, liabilities and financial derivatives, discounted at current interest rates and appropriate spreads.  Farmer Mac’s MVE sensitivity decreased significantly during the first three quarters of 2010.  This reduction in sensitivity resulted primarily from the $250.0 million of preferred stock issued by the Corporation’s subsidiary, Farmer Mac II LLC.  This transaction extended the duration of Farmer Mac’s liabilities relative to its assets thereby reducing MVE sensitivity.  The following schedule summarizes the results of Farmer Mac’s MVE sensitivity analysis as of September 30, 2010 and December 31, 2009 to an immediate and instantaneous uniform or “parallel” shift in the yield curve.

	Percentage Change in MVE from Base Case
Interest Rate	September 30,	December 31,
Scenario	2010	2009

+ 300 bp	7.4%	-23.1%
+ 200 bp	7.4%	-13.8%
+ 100 bp	5.0%	-5.4%
- 100 bp	*	*
- 200 bp	*	*
- 300 bp	*	*

*	As of the date indicated, a parallel shift of the U.S. Treasury yield curve by the number of basis points indicated produced negative interest rates for portions or all of this curve.

As of September 30, 2010, Farmer Mac’s effective duration gap, another standard measure of interest rate risk that measures the difference between the sensitivities of assets compared to that of liabilities, was minus 2.1 months, compared to plus 1.1 months as of December 31, 2009.  This change in duration gap is also attributable to the preferred stock issued by Farmer Mac II LLC.  Duration matching helps to maintain the correlation of cash flows and stabilize portfolio earnings even when interest rates are not stable.

Farmer Mac also calculates the sensitivity of net interest income (“NII”) to changes in interest rates which represents a shorter-term measure of interest rate risk.  As of September 30, 2010, a parallel increase of 100 basis points would have decreased Farmer Mac’s NII by 4.0 percent, while a parallel decrease of 25 basis points would have decreased NII by 4.1 percent.  Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios.  As of September 30, 2010, both MVE and NII showed similar or lesser sensitivity to non-parallel shocks than to the parallel shocks.

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

As of September 30, 2010, Farmer Mac had $4.0 billion combined notional amount of interest rate and credit default swaps, with terms ranging from one to fifteen years, of which $1.2 billion were pay-fixed interest rate swaps, $2.4 billion were receive-fixed interest rate swaps, $0.2 billion were basis swaps and $30.0 million were credit default swaps.

Liquidity and Capital Resources

Farmer Mac depends on regular access to the capital markets for liquidity, and Farmer Mac maintained access to the capital markets at favorable rates throughout third quarter 2010.  Assuming continuation of current market conditions, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future.  Farmer Mac also has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets.  That plan involves borrowing through repurchase agreement arrangements and the sale of liquid assets.  In accordance with the calculation prescribed by FCA regulations, Farmer Mac maintains a minimum of 60 days of liquidity and a target of 90 days of liquidity.  In accordance with the methodology prescribed by those regulations, Farmer Mac maintained an average of 176 days of liquidity during third quarter 2010 and had 169 days of liquidity as of September 30, 2010.

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

Farmer Mac’s board of directors has authorized the issuance of up to $10.0 billion of discount notes and medium-term notes (of which $6.6 billion was outstanding as of September 30, 2010), subject to periodic review of the adequacy of that level relative to Farmer Mac’s borrowing requirements.  That authorization was increased from $7.0 billion to $10.0 billion in October 2010.  Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities, and non-program investment assets in accordance with policies established by its board of directors and subject to regulations established by FCA.

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

Farmer Mac’s short-term borrowing costs have remained at favorable levels despite continued market volatility.  Prior to 2009, Farmer Mac historically used pay-fixed interest rate swaps, combined with a planned series of discount note issuances, as an alternative source of effectively fixed rate funding.  While the swap market may have provided favorable effectively fixed rates, interest rate swap transactions expose Farmer Mac to the risk of future widening of its own issuance spreads versus corresponding LIBOR rates.  If the spreads on the Farmer Mac discount notes were to increase relative to LIBOR, Farmer Mac would be exposed to a commensurate reduction on its net interest yield on the notional amount of its pay-fixed interest rate swaps and its LIBOR-based floating rate assets.  Conversely, if the rates on the Farmer Mac discount notes were to decrease relative to LIBOR, Farmer Mac would benefit from a commensurate increase on its net interest yield on the notional amount of its pay-fixed interest rate swaps and its LIBOR-based floating rate assets.  Further, the widespread use of pay-fixed interest rate swaps subjected the Corporation’s regulatory capital surplus to the potential adverse effects of a downward move in the fair values of those interest rate swaps.  Such a downward move was seen in the third and fourth quarters of 2008.  Since September 2008, Farmer Mac has systematically entered into various offsetting interest rate swaps (receive-fixed swaps) to counteract the fair value movements of previously-existing swaps.  These transactions have dampened the susceptibility of Farmer Mac’s regulatory capital surplus to changes in the fair values of its financial derivatives.  Going forward, Farmer Mac plans to balance the use of pay-fixed interest rate swaps and receive-fixed interest rate swaps to mitigate the effects of fair value changes on Farmer Mac’s regulatory capital surplus.

The following table presents Farmer Mac’s cash and cash equivalents and investment securities which, in addition to the proceeds from the issuance of discount notes and medium-term notes, comprise Farmer Mac’s primary sources of liquidity.

	September 30,	December 31,
	2010	2009
	(in thousands)
Cash and cash equivalents	$453,273	$654,794
Investment securities:
Guaranteed by U.S. Government agencies	766,343	341,874
Guaranteed by GSEs	291,403	234,206
Preferred stock issued by GSEs	166,502	177,359
Corporate debt securities	154,411	245,605
Asset-backed securities principally backed by Government guaranteed student loans (1)	78,772	132,851
Total	$1,910,704	$1,786,689

(1)	None of Farmer Mac's asset-backed securities were backed by sub-prime or Alt-A residential or commercial mortgages or home-equity loans.

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

Farmer Mac held $65.7 million of ARCs as of September 30, 2010, compared to $72.9 million as of December 31, 2009.  As of September 30, 2010, Farmer Mac’s carrying value of its ARCs was 89 percent of par.  The discounted carrying value reflects uncertainty regarding the ability to obtain par in the absence of any active market trading.

As of September 30, 2010, Farmer Mac had no remaining investment in The Reserve Primary Fund compared to a $5.3 million investment as of December 31, 2009.  Farmer Mac received the remaining investment in the Fund on July 16, 2010, resulting in a recovery of $37,000 of amounts previously written off.

Capital.  During the nine months ended September 30, 2010, Farmer Mac issued $250.0 million of non-voting, non-cumulative preferred stock of its newly formed subsidiary Farmer Mac II LLC and simultaneously retired and repurchased all $150.0 million Farmer Mac Series B preferred stock.  No Series C preferred stock was issued in first nine months of 2010.  For more information about the Series C preferred stock, see Note 6 to the condensed consolidated financial statements and Farmer Mac’s Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 16, 2010 (as updated by the Current Report on Form 8-K filed with the SEC on August 4, 2010).  See “—Balance Sheet Review—Capital” for more information about Farmer Mac’s capital position and “—Regulatory Matters” for more information about proposed changes to the risk-based capital stress test applicable to Farmer Mac.

Other Matters

Common Stock Dividends.  For the first three quarters of 2010 and for each quarter in 2009, Farmer Mac’s board of directors declared a quarterly dividend of $0.05 per share on the Corporation’s Class A, Class B and Class C common stock.  Farmer Mac’s ability to pay dividends on its common stock is subject to the payment of dividends on its outstanding preferred stock.  On August 5, 2010, Farmer Mac’s board of directors declared a quarterly dividend of $0.05 per share on the Corporation’s common stock, payable on September 30, 2010 to shareholders of record on September 15, 2010.  Farmer Mac’s ability to declare and pay dividends could be restricted if it were to fail to comply with the applicable regulatory capital requirements.  See “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement levels” in Farmer Mac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 16, 2010.

Preferred Stock Dividends.  For the first three quarters of 2010, Farmer Mac’s board of directors declared a quarterly dividend of $12.50 per share on the Corporation’s Series C Preferred Stock.  On January 25, 2010, all of the outstanding shares of the Corporation’s Series B preferred stock was repurchased and retired.  The price paid to repurchase the Series B Preferred Stock included accrued dividends of $8.33 per share through the purchase date.

Non-controlling Interest.  For the first, second and third quarters of 2010, Farmer Mac II LLC’s board of directors declared a quarterly dividend of $16.02 per share, $22.1875 per share, and $22.1875 per share, respectively, on the company’s preferred stock.  Farmer Mac’s net income attributable to non-controlling interest totaled $5.5 million and $15.2 million for the three and nine months ended September 30, 2010, respectively.  These amounts represent the dividends paid on the Farmer Mac II LLC preferred stock held by third parties.  Farmer Mac’s income tax expense is determined based on income before income taxes less the amount of these dividends.

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

In the preamble to the proposed rule, FCA noted that had the proposed rule been in effect on March 31, 2009, Farmer Mac’s risk-based capital requirement as of that date would have been approximately $62.9 million, compared to the risk-based capital requirement of approximately $40.1 million under the existing risk-based capital stress test at that time.  Farmer Mac is required to hold capital at the higher of the statutory minimum capital requirement or the amount required by the risk-based capital stress test.  As of September 30, 2010, Farmer Mac’s minimum capital requirement was $264.8 million, and Farmer Mac’s core capital level was $448.0 million, $183.2 million above the minimum capital requirement.  Based on the risk-based capital stress test currently in effect, Farmer Mac’s risk-based capital requirement as of September 30, 2010 was $36.7 million, and Farmer Mac’s regulatory capital of $467.0 million exceeded that requirement by approximately $430.3 million.

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

Farmer Mac Purchases, Guarantees and LTSPCs
	Farmer Mac I		Farmer Mac II	Rural Utilities
	Loans and		and USDA	Loans and
	Guaranteed		Guaranteed	Guaranteed
	Securities	LTSPCs (1)	Securities	Securities	Total
	(in thousands)
For the quarter ended:
September 30, 2010	$632,270	$25,416	$139,667	$285,242	$1,082,595
June 30, 2010	98,235	32,430	123,062	77,726	331,453
March 31, 2010	77,948	77,143	92,288	59,018	306,397
December 31, 2009	86,872	108,646	94,936	16,009	306,463
September 30, 2009	40,732	37,083	76,119	553,644	707,578
June 30, 2009	37,900	22,717	96,322	900,000	1,056,939
March 31, 2009	29,814	65,720	79,055	270,000	444,589
December 31, 2008	72,137	121,440	87,455	230,000	511,032
September 30, 2008	508,179	239,170	83,672	-	831,021

For the year ended:
December 31, 2009	195,318	234,166	346,432	1,739,653	2,515,569
December 31, 2008	671,622	530,363	303,941	1,560,676	3,066,602

(1)	As of September 30, 2010, approximately $34.4 million of the loans underlying $545.6 million of AgStorage and processing LTSPCs (including ethanol facilities) were not yet disbursed by the lender.

Outstanding Balance of Farmer Mac Loans,
Guarantees and LTSPCs and USDA Guarantees
	Farmer Mac I		Farmer Mac II	Rural Utilities
	Loans and		and USDA	Loans and
	Guaranteed		Guaranteed	Guaranteed
	Securities	LTSPCs	Securities	Securities	Total
	(in thousands)
As of:
September 30, 2010	$6,059,184	$1,697,578	$1,365,993	$2,353,453	$11,476,208
June 30, 2010 (1)	5,544,091	1,739,979	1,300,945	2,173,660	10,758,675
March 31, 2010 (2)	5,444,448	1,846,244	1,237,539	2,183,576	10,711,807
December 31, 2009	5,224,768	2,165,706	1,199,798	2,130,832	10,721,104
September 30, 2009	5,227,939	2,135,445	1,141,570	2,266,592	10,771,546
June 30, 2009	5,241,145	2,181,712	1,115,025	1,819,033	10,356,915
March 31, 2009	5,313,680	2,216,564	1,082,215	1,319,033	9,931,492
December 31, 2008	5,759,773	2,224,181	1,043,425	1,054,941	10,082,320
September 30, 2008	5,724,867	2,264,880	995,639	824,941	9,810,327

(1)
The Loans and Guaranteed Securities and LTSPCs amounts reflect the conversion of $86.0 million of existing LTSPCs to Farmer Mac I Guaranteed Securities during second quarter 2010 at the request of a program participant.

(2)
The Loans and Guaranteed Securities and LTSPCs amounts reflect the conversion of $265.8 million of existing LTSPCs to Farmer Mac I Guaranteed Securities during first quarter 2010 at the request of a program participant.

Outstanding Balance of Loans Held and Loans Underlying
On-Balance Sheet Farmer Mac and USDA Guaranteed Securities
		5-to-10-Year		Total
		ARMs &	1-Month-to-	Held in
	Fixed Rate	Resets	3 Year ARMs	Portfolio
	(in thousands)
As of:
September 30, 2010	$3,099,200	$1,102,560	$1,911,904	$6,113,664
June 30, 2010	2,347,206	1,051,722	1,914,096	5,313,024
March 31, 2010	2,431,701	1,340,856	1,840,181	5,612,738
December 31, 2009	1,983,749	729,700	1,439,267	4,152,716
September 30, 2009	2,138,544	685,553	1,403,298	4,227,395
June 30, 2009	1,716,678	649,078	1,303,332	3,669,088
March 31, 2009	1,728,174	660,398	759,535	3,148,107
December 31, 2008	1,659,983	746,623	819,234	3,225,840
September 30, 2008	1,412,136	699,611	743,146	2,854,893

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

(a)  Management’s Evaluation of Disclosure Controls and Procedures.  Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation’s periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation’s management on a timely basis to allow decisions regarding required disclosure.  Management, including Farmer Mac’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), has evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2010.

The Corporation carried out the evaluation required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of Farmer Mac’s disclosure controls and procedures.  Based upon this evaluation, the CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2010.

(b)  Changes in Internal Control Over Financial Reporting.  There were no changes in Farmer Mac’s internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, Farmer Mac’s internal control over financial reporting.

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

During third quarter 2010, one type of transaction occurred related to Farmer Mac common stock that was not registered under the Securities Act of 1933 and not otherwise reported on a Current Report on Form 8-K.  On July 15, 2010, pursuant to Farmer Mac’s policy that permits directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 854 shares of its Class C Non-Voting Common Stock to the five directors who elected to receive such stock in lieu of their cash retainers.  The number of shares issued to the directors was calculated based on a price of $14.03 per share, which was the closing price of the Class C Non-Voting Common Stock on June 30, 2010 as reported by the New York Stock Exchange.

(b)	Not applicable.

(c)	None.

Item 3.	Defaults Upon Senior Securities

(a)	None.

(b)	None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

(a)	None.

(b)	None.

Item 6.	Exhibits

*	3.1	-	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Food, Conservation and Energy Act of 2008 (Form 10-Q filed August 12, 2008).

*	3.2	-	Amended and Restated By-Laws of the Registrant (Form 10-Q filed August 9, 2010).

*	4.1	-	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.2	-	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.3	-	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.4	-	Amended and Restated Certificate of Designation of Terms and Conditions of Non-Voting Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.7 to Form 10-Q filed November 9, 2009).

†*	10.1	-	Amended and Restated 1997 Incentive Plan (Form 10-Q filed November 14, 2003).

†*	10.1.1	-	Form of stock option award agreement under 1997 Incentive Plan (Form 10-K filed March 16, 2005).

†*	10.1.2	-	2008 Omnibus Incentive Plan (Form 10-Q filed August 12, 2008).

†*	10.1.3	-	Form of SAR Agreement under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10 to Form 8-K filed June 11, 2008).

†*	10.1.4	-	Form of Restricted Stock Agreement (Officers) under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.1 to Form 8-K filed June 10, 2009).

†*	10.1.5	-	Form of Restricted Stock Agreement (Directors) under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.2 to Form 8-K filed June 10, 2009).

†*	10.2	-	Employment Agreement dated as of March 1, 2009 between Michael A. Gerber and the Registrant (Form 10-Q filed May 12, 2009).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.3	-	Compiled Amended and Restated Employment Contract dated as of June 5, 2008 between Tom D. Stenson and the Registrant (Previously filed as Exhibit 10.4 to Form 10-Q filed August 12, 2008).

†*	10.4	-	Compiled Amended and Restated Employment Contract dated June 5, 2008 between Timothy L. Buzby and the Registrant (Previously filed as Exhibit 10.5 to Form 10-Q filed August 12, 2008).

†*	10.4.1	-	Amendment No. 6 to Employment Contract between Timothy L. Buzby and the Registrant, dated as of April 2, 2009 (Form 10-Q filed August 10, 2009).

†*	10.5	-	Compiled Amended and Restated Employment Contract dated June 5, 2008 between Mary K. Waters and the Registrant (Previously filed as Exhibit 10.6 to Form 10-Q filed August 12, 2008).

	10.6	-	Exhibit number reserved for future use.

*	10.7	-	Farmer Mac I Seller/Servicer Agreement dated as of August 7, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.8	-	Medium-Term Notes U.S. Selling Agency Agreement dated as of October 1, 1998 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.9	-	Discount Note Dealer Agreement dated as of September 18, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.10	-	ISDA Master Agreement and Credit Support Annex dated as of June 26, 1997 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.11	-
Amended and Restated Master Central Servicing Agreement dated as of May 1, 2004 between Zions First National Bank and the Registrant (Previously filed as Exhibit 10.11.2 to Form 10-Q filed August 9, 2004).

*#	10.11.1	-	Amendment No. 1 to Amended and Restated Master Central Servicing Agreement between Zions First National Bank and the Registrant, dated as of June 1, 2009 (Form 10-Q filed August 10, 2009).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

**#	10.11.2	-	Amendment No. 2. To Amended and Restated Master Central Servicing Agreement between Zions First National Bank and the Registrant, dated as of August 25, 2010.

*#	10.12	-	Loan Closing File Review Agreement dated as of August 2, 2005 between Zions First National Bank and the Registrant (Form 10-Q filed November 9, 2005).

*#	10.13	-	Long Term Standby Commitment to Purchase dated as of August 1, 1998 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.13.1	-
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

*	10.14	-	Lease Agreement, dated June 28, 2001 between EOP – Two Lafayette, L.L.C. and the Registrant (Previously filed as Exhibit 10.10 to Form 10-K filed March 27, 2002).

*#	10.15	-	Long Term Standby Commitment to Purchase dated as of August 1, 2007 between Farm Credit Bank of Texas and the Registrant (Previously filed as Exhibit 10.20 to Form 10-Q filed November 8, 2007).

*#	10.16	-	Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-Q filed November 9, 2004).

*#	10.16.1	-	Amendment No. 1 dated as of December 8, 2006 to Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-K filed March 15, 2007).

*#	10.17	-	Central Servicer Delinquent Loan Servicing Transfer Agreement dated as of July 1, 2004 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.18	-	Form of Indemnification Agreement for Directors (Previously filed as Exhibit 10.1 to Form 8-K filed April 9, 2008).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.19	-	Description of compensation agreement between the Registrant and its directors (Form 10-Q filed August 9, 2007).

†*	10.20	-	Agreement and General Release dated as of January 30, 2009 between Henry D. Edelman and the Registrant (Form 10-Q filed May 12, 2009).

†*	10.21	-	Agreement and General Release dated as of February 6, 2009 between Nancy E. Corsiglia and the Registrant (Form 10-Q filed May 12, 2009).

*	10.22
Master Trust, Sale and Servicing Agreement dated as of October 20, 2006 between CFC Advantage, LLC, National Rural Utilities Cooperative Finance Corporation, U.S. Bank National Association, and the Registrant (Form 10-Q filed August 9, 2010).

*	10.23
Registration Rights Agreement Series 2007-1 dated as of February 15, 2007 between CFC Advantage, LLC, National Rural Utilities Cooperative Finance Corporation, and the Registrant (Form 10-Q filed August 9, 2010).

*	10.24
Registration Rights Agreement Series 2007-2 dated as of August 10, 2007 between CFC Advantage, LLC, National Rural Utilities Cooperative Finance Corporation and the Registrant (Form 10-Q filed August 9, 2010).

*	10.25
Note Purchase Agreement dated as of December 15, 2008 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant (Form 10-Q filed August 9, 2010).

*	10.25.1
First Amendment to Note Purchase Agreement dated as of July 13, 2009 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant (Form 10-Q filed August 9, 2010).

*	10.26
Pledge Agreement dated as of December 15, 2008 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, U.S. Bank Trust National Association, and the Registrant (Form 10-Q filed August 9, 2010).

*	10.26.1
First Amendment to Pledge Agreement dated as of September 23, 2009 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, U.S. Bank Trust National Association, and the Registrant (Form 10-Q filed August 9, 2010).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*	10.27
Setoff Rights Letter Agreement dated as of December 15, 2008 between National Rural Utilities Cooperative Finance Corporation, Farmer Mac Mortgage Securities Corporation, and the Registrant (Form 10-Q filed August 9, 2010).

*	10.28
Note Purchase Agreement dated as of February 5, 2009 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant (Form 10-Q filed August 9, 2010).

*	10.28.1
First Amendment to Note Purchase Agreement dated as of July 13, 2009 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant (Form 10-Q filed August 9, 2010).

*	10.29
Pledge Agreement dated as of February 5, 2009 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, U.S. Bank Trust National Association, and the Registrant (Form 10-Q filed August 9, 2010).

*	10.29.1
First Amendment to Pledge Agreement dated as of September 23, 2009 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, U.S. Bank Trust National Association, and the Registrant (Form 10-Q filed August 9, 2010).

*	10.30
Setoff Rights Letter Agreement dated as of February 5, 2009 between National Rural Utilities Cooperative Finance Corporation, Farmer Mac Mortgage Securities Corporation, and the Registrant (Form 10-Q filed August 9, 2010).

*	10.31
Note Purchase Agreement dated as of March 23, 2009 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant (Form 10-Q filed August 9, 2010).

*	10.32
Pledge Agreement dated as of March 23, 2009 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, U.S. Bank Trust National Association, and the Registrant (Form 10-Q filed August 9, 2010).

*	10.32.1
First Amendment to Pledge Agreement dated as of September 23, 2009 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, U.S. Bank Trust National Association, and the Registrant (Form 10-Q filed August 9, 2010).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*	10.33
Setoff Rights Letter Agreement dated as of March 23, 2009 between National Rural Utilities Cooperative Finance Corporation, Farmer Mac Mortgage Securities Corporation, and the Registrant (Form 10-Q filed August 9, 2010).

*	10.34
Note Purchase Agreement dated as of May 22, 2009 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant (Form 10-Q filed August 9, 2010).

*	10.35
Pledge Agreement dated as of May 22, 2009 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, U.S. Bank Trust National Association, and the Registrant (Form 10-Q filed August 9, 2010).

*	10.36
Setoff Rights Letter Agreement dated as of May 22, 2009 between National Rural Utilities Cooperative Finance Corporation, Farmer Mac Mortgage Securities Corporation, and the Registrant (Form 10-Q filed August 9, 2010).

*	10.37		Master Sale and Servicing Agreement dated as of July 24, 2009 between National Rural Utilities Cooperative Finance Corporation and the Registrant (Form 10-Q filed August 9, 2010).

*	10.37.1
Amendment No. 1 to Master Sale and Servicing Agreement dated as of February 1, 2010 between National Rural Utilities Cooperative Finance Corporation and the Registrant (Form 10-Q filed August 9, 2010).

*#	10.38		Credit Support Agreement dated as of September 1, 2009 between National Rural Utilities Cooperative Finance Corporation and the Registrant (Form 10-Q filed August 9, 2010).

*	10.39		Indenture dated as of September 1, 2009 between National Rural Utilities Cooperative Finance Corporation, U.S. Bank National Association and the Registrant (Form 10-Q filed August 9, 2010).

*	21	-	List of Registrant’s subsidiaries (Form 10-K filed March 16, 2010).

**	31.1	-
Certification of Chief Executive Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

**	31.2	-
Certification of Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	-
Certification of Chief Executive Officer and Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

November 9, 2010

By:	/s/ Michael A. Gerber
Michael A. Gerber President and Chief Executive Officer (Principal Executive Officer)

/s/ Timothy L. Buzby
Timothy L. Buzby Senior Vice President – Chief Financial Officer and Treasurer (Principal Financial Officer)