Form 10-K
period 2010-12-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2011-03-16
CIK 845877

As filed with the Securities and Exchange Commission on
March 16, 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.
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

Yes        ☐                                No           ☒

The aggregate market values of the Class A voting common stock and Class C non-voting common stock held by non-affiliates of the registrant were $12,317,821 and $121,443,133, respectively, as of June 30, 2010, based upon the closing prices for the respective classes on June 30, 2010 reported by the New York Stock Exchange.  For purposes of this information, the outstanding shares of Class C non-voting common stock owned by directors and executive officers of the registrant were deemed to be held by affiliates.  The aggregate market value of the Class B voting common stock is not ascertainable due to the absence of publicly available quotations or prices for the Class B voting common stock as a result of the limited market for, and infrequency of trades in, Class B voting common stock and the fact that any such trades are privately negotiated transactions.

As of March 4, 2011, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock and 8,753,160 shares of Class C non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s 2011 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K as described herein).

Table of Contents

PART I		4
Item 1.	Business	4
	General	4
	FARMER MAC PROGRAMS	11
	Farmer Mac I	12
	Loan Eligibility	12
	Summary of Farmer Mac I Transactions	13
	Loan Purchases	14
	Guarantees and Commitments	14
	AgVantage Securities	17
	Underwriting and Collateral Valuation (Appraisal) Standards	18
	Portfolio Diversification	21
	Sellers	22
	Servicing	22
	Farmer Mac II	23
	General	23
	Summary of Farmer Mac II Transactions	23
	United States Department of Agriculture Guaranteed Loan Programs	25
	Rural Utilities	26
	General	26
	Summary of Rural Utilities Transactions	26
	Loan Eligibility	27
	Underwriting	28
	Collateral	30
	Servicing	30
	Sellers	30
	Portfolio Diversification	30
	Funding of Guarantee and LTSPC Obligations	31
	Financing	31
	Debt Issuance	31
	Equity Issuance	32
	FARMER MAC’S AUTHORITY TO BORROW FROM THE U.S. TREASURY	37
	GOVERNMENT REGULATION OF FARMER MAC	37
	General	37
	Regulation	38
	Office of Secondary Market Oversight (OSMO)	38
	Capital Standards	38
Item 1A.	Risk Factors	40
Item 1B.	Unresolved Staff Comments	47
Item 2.	Properties	47
Item 3.	Legal Proceedings	47
Item 4.	(Removed and Reserved)	47
PART II		48
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	48
Item 6.	Selected Financial Data	51

PART I
Item 1.	Business

General

The Federal Agricultural Mortgage Corporation (“Farmer Mac” or the “Corporation”) is a stockholder-owned, federally chartered corporation that combines private capital and public sponsorship to serve a public purpose.  Congress has charged Farmer Mac with the mission of providing a secondary market for a variety of loans made to borrowers in rural America.  A secondary market is an economic arrangement in which the creators or owners of financial investments, such as the originators of loans, may sell all or part of their interests or otherwise offset, for a fee, some or all of the inherent risks of holding those investments.  Farmer Mac’s main secondary market activities are:

•	purchasing eligible loans directly from lenders;
•	providing advances against eligible loans by purchasing obligations secured by those loans;
•	securitizing assets and guaranteeing the payment of principal and interest on the resulting securities that represent interests in, or obligations secured by, pools of eligible loans; and
•	issuing long-term standby purchase commitments (“LTSPCs”) for eligible loans.

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

Farmer Mac is an institution of the Farm Credit System (the “FCS”), which is composed of the banks, associations and related entities, including Farmer Mac and its subsidiaries, regulated by the Farm Credit Administration (“FCA”), an independent agency in the executive branch of the United States government.  Although Farmer Mac (including its subsidiaries) is an institution of the FCS, it is not liable for any debt or obligation of any other institution of the FCS.  None of FCA, the FCS, or any other individual institution of the FCS is liable for any debt or obligation of Farmer Mac or its subsidiaries, nor are Farmer Mac’s or its subsidiaries’ debts or obligations guaranteed by the full faith and credit of the United States.

Farmer Mac’s two principal sources of revenue are:

•	guarantee and commitment fees received in connection with outstanding guaranteed securities and LTSPCs; and
•	interest income earned on assets held on balance sheet, net of related funding costs and interest payments and receipts on financial derivatives.

Farmer Mac funds its “program” purchases of eligible loans and guaranteed securities primarily by issuing debt obligations of various maturities in the public capital markets.  The proceeds of debt issuance are also used to fund “non-program” investments that must comply with policies adopted by the Corporation’s board of directors and with regulations promulgated by FCA, including dollar amount, issuer concentration, and credit quality limitations.  Those regulations can be found at 12 C.F.R. §§ 652.1-652.45 (the “Liquidity and Investment Regulations”).  Farmer Mac’s regular debt issuance supports its access to the capital markets, and Farmer Mac’s non-program investment assets provide an alternative source of funds should market conditions be unfavorable.  As of December 31, 2010, Farmer Mac had $3.8 billion of discount notes and $4.1 billion of medium-term notes outstanding.  For more information about Farmer Mac’s program assets and non-program investment assets, as well as its financial performance and sources of capital and liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Secondary Market

Farmer Mac’s activities are intended to provide participants with an efficient and competitive secondary market that enhances the participants’ ability to offer competitively-priced financing to rural borrowers.  This secondary market is designed to increase the availability of long-term credit at stable interest rates to America’s rural communities and to provide those borrowers with the benefits of capital markets pricing and product innovation.  The Farmer Mac secondary market functions as a bridge between the national capital markets and the agricultural and rural credit markets by attracting new capital for financing to provide greater liquidity and lending capacity to lenders that extend credit to agricultural borrowers, rural borrowers and rural utilities cooperatives.  Farmer Mac’s purchases of eligible loans and obligations secured by eligible loans, as well as Farmer Mac’s guaranteed securities sold to third party investors, increase the capital and liquidity of primary lenders and provide a continuous source of funding for new lending.  Farmer Mac’s guaranteed securities that are retained by the seller of the securitized assets, as well as Farmer Mac’s LTSPCs for eligible loans, result in lower regulatory capital requirements for assets retained by the lenders, thereby expanding their lending capacity.  By thus increasing the efficiency and competitiveness of rural finance, the Farmer Mac secondary market has the potential to lower the interest rates paid on loans by rural borrowers.

Programs

Farmer Mac conducts its secondary market activities through three programs—Farmer Mac I, Farmer Mac II and Rural Utilities.  The loans eligible for the Farmer Mac secondary market include:

•	mortgage loans secured by first liens on agricultural real estate and rural housing (encompassing the Farmer Mac I program);

•	certain agricultural and rural development loans guaranteed by the United States Department of Agriculture (“USDA”) (encompassing the Farmer Mac II program); and
•	loans made by cooperative lenders to finance electrification and telecommunications systems in rural areas (encompassing the Rural Utilities program).

As of December 31, 2010, the total outstanding amount of the eligible loans included in all of Farmer Mac’s programs was $12.2 billion.

Farmer Mac I

Under the Farmer Mac I program, Farmer Mac purchases or commits to purchase eligible mortgage loans secured by first liens on agricultural real estate.  Farmer Mac also guarantees securities representing interests in, or obligations secured by, pools of eligible mortgage loans secured by first liens on agricultural real estate.  The securities guaranteed by Farmer Mac under the Farmer Mac I program are referred to as “Farmer Mac I Guaranteed Securities.”  To be eligible for the Farmer Mac I program, loans must meet Farmer Mac’s credit underwriting, collateral valuation, documentation and other specified standards that are discussed in “Business—Farmer Mac Programs—Farmer Mac I.”  As of December 31, 2010, outstanding Farmer Mac I loans held by Farmer Mac and loans that either backed Farmer Mac I Guaranteed Securities or were subject to LTSPCs in the Farmer Mac I program totaled $8.2 billion.

Farmer Mac II

Under the Farmer Mac II program, prior to January 2010, Farmer Mac purchased the portions of certain agricultural, rural development, business and industry, and community facilities loans guaranteed by the United States Department of Agriculture pursuant to the Consolidated Farm and Rural Development Act (7 U.S.C. §§ 1921 et seq.) (“USDA-guaranteed portions” or, when presented on the consolidated balance sheets, “USDA Guaranteed Securities”) and guaranteed securities backed by those USDA-guaranteed portions (“Farmer Mac II Guaranteed Securities”).  Since January 2010, all purchases of USDA-guaranteed portions under the Farmer Mac II program (other than purchases of USDA-guaranteed portions that back Farmer Mac II Guaranteed Securities to be sold to third parties) have been, and will continue to be, made by Farmer Mac’s subsidiary, Farmer Mac II LLC, which now operates substantially all of the business related to the Farmer Mac II program.  As of December 31, 2010, outstanding USDA Guaranteed Securities and Farmer Mac II Guaranteed Securities totaled $1.4 billion.

Rural Utilities

Farmer Mac’s Rural Utilities program was initiated during second quarter 2008 after Congress expanded Farmer Mac’s authorized secondary market activities to include rural utilities loans.  Farmer Mac’s authorized activities under this program are similar to those conducted under the Farmer Mac I program—loan purchases, guarantees of securities (“Farmer Mac Guaranteed Securities – Rural Utilities”) and issuance of LTSPCs—with respect to eligible rural utilities loans.  To be eligible for the Rural Utilities program, loans must meet Farmer Mac’s credit underwriting and other specified standards that are discussed in “Business—Farmer Mac Programs—Rural Utilities.”  To date, Farmer Mac has not issued any LTSPCs with respect to rural utilities loans.  As of December 31, 2010, the aggregate outstanding principal balance of rural utilities loans held and Farmer Mac Guaranteed Securities – Rural Utilities was $2.6 billion.

Farmer Mac I Guaranteed Securities, Farmer Mac II Guaranteed Securities and Farmer Mac Guaranteed Securities – Rural Utilities are sometimes collectively referred to as “Farmer Mac Guaranteed Securities.”  The assets underlying Farmer Mac Guaranteed Securities include (1) loans or USDA-guaranteed portions eligible under one of Farmer Mac’s programs and (2) general obligations of lenders secured by pools of eligible loans.  The Corporation guarantees the timely payment of principal and interest on the resulting Farmer Mac Guaranteed Securities.  AgVantage® is a registered trademark of Farmer Mac used to designate Farmer Mac’s guarantees of securities related to general obligations of lenders that are secured by pools of eligible loans.  AgVantage securities are currently issued under the Farmer Mac I and Rural Utilities programs.  Farmer Mac may retain Farmer Mac Guaranteed Securities in its portfolio or sell them to third parties.

Capital and Corporate Governance

Farmer Mac’s basic capital and corporate governance structure is prescribed in its charter, which authorizes Farmer Mac to issue two classes of voting common stock that each elects one-third of Farmer Mac’s 15-person board of directors, as well as non-voting common stock.

•
Class A voting common stock.  The charter restricts ownership of Farmer Mac’s Class A voting common stock to banks, insurance companies and other financial institutions or similar entities that are not institutions of the FCS.  The charter also provides that five members of Farmer Mac’s 15-member board of directors are elected by a plurality of the votes of the Class A stockholders each year.  The charter limits the amount of Class A voting common stock that may be owned by one holder to no more than 33 percent of the outstanding shares of Class A voting common stock.  Farmer Mac is not aware of any regulation applicable to non-FCS financial institutions that requires a minimum investment in Farmer Mac Class A voting common stock or that prescribes a maximum amount lower than the 33 percent limit set forth in the charter.  Farmer Mac’s Class A voting common stock trades on the New York Stock Exchange under the symbol AGM.A.

•
Class B voting common stock.  The charter restricts ownership of Farmer Mac’s Class B voting common stock to FCS institutions and also provides that five members of Farmer Mac’s 15-member board of directors are elected by a plurality of the votes of the Class B stockholders each year.  The charter does not contain any restrictions on the maximum holdings of Class B voting common stock, and Farmer Mac is not aware of any regulation applicable to FCS institutions that requires a minimum investment in Farmer Mac Class B voting common stock or that prescribes a maximum amount.  Farmer Mac’s Class B voting common stock, which has a limited market and trades infrequently, is not listed or quoted on any exchange or other medium, and Farmer Mac is not aware of any publicly available quotations or prices for that class of common stock.

•
Class C non-voting common stock.  The charter does not impose any ownership restrictions on Class C non-voting common stock, and those shares are freely transferable.  Holders of the Class C common stock do not vote on the election of directors or any other matter.  Farmer Mac’s Class C non-voting common stock trades on the New York Stock Exchange under the symbol AGM.

•
Presidential director appointments.  The remaining five members of Farmer Mac’s board of directors are individuals who meet the qualifications specified in the charter and are appointed by the President of the United States with the advice and consent of the United States Senate.  These appointed directors serve at the pleasure of the President of the United States.

The ownership of Farmer Mac’s two classes of voting common stock is currently concentrated in a small group of institutions.  Approximately 97 percent of the voting power of the Class B voting common stock is held by five institutions of the FCS.  Approximately 45 percent of the Class A voting common stock is held by three financial institutions, with 31 percent held by one institution.  Farmer Mac believes that the concentration in such a small group of holders of Class B voting common stock is a by-product of the limited number of eligible holders of that stock under the charter and the structure of the FCS.  Farmer Mac believes that the concentration in the Class A voting common stock is a by-product of trading activity in the stock over time and is not by design under the charter or any regulatory mandate.

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

Unlike some other GSEs, specifically other FCS institutions and the Federal Home Loan Banks, Farmer Mac is not structured as a cooperative owned exclusively by member institutions and established to provide services exclusively to its members.  Farmer Mac, as a stockholder-owned, publicly-traded corporation, seeks to fulfill its mission of serving the financing needs of agriculture and rural America while at the same time providing a return on the investment of its stockholders, including those who do not directly participate in the Farmer Mac secondary market.

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

Regulatory Oversight

Farmer Mac’s charter assigns to FCA, acting through the separate Office of Secondary Market Oversight (“OSMO”) within FCA, the responsibility for the examination of, and the general supervision of the safe and sound performance of the powers, functions, and duties vested in Farmer Mac by the charter.  The charter also authorizes FCA, acting through OSMO, to apply its general enforcement powers to Farmer Mac.  Farmer Mac (including its subsidiaries) is the only entity regulated by OSMO, which was created as a separate office in recognition of the different role that Farmer Mac plays as a secondary market compared to the roles of other FCS institutions as primary lenders.  The Director of OSMO is selected by, and reports to, the FCA board.  The FCA board approves the policies, regulations, charters, and enforcement activities applicable to other FCS institutions, which are the only eligible holders of Farmer Mac’s Class B voting common stock.  FCA has no regulatory authority over the financial institutions that are the eligible holders of Farmer Mac’s Class A voting common stock.

Farmer Mac’s charter requires an annual examination of the financial transactions of Farmer Mac and authorizes FCA to assess Farmer Mac for the cost of FCA’s regulatory activities, including the cost of any examination.  Each year, OSMO conducts an examination of Farmer Mac to evaluate its safety and soundness, compliance with applicable laws and regulations, and mission achievement.  The examination includes a review of Farmer Mac’s capital adequacy, asset quality, management performance, earnings, liquidity, and sensitivity to interest rate risk.  Farmer Mac is also required to file quarterly reports of condition with OSMO.  For a more detailed discussion of Farmer Mac’s regulatory and governmental relationships, see “—Government Regulation of Farmer Mac.”

Regulatory Capital

Farmer Mac’s charter establishes three capital standards for the Corporation—minimum capital, critical capital and risk-based capital.  Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement.  For a discussion of Farmer Mac’s statutory and regulatory capital requirements and its actual capital levels, and particularly FCA’s role in the establishment and maintenance of those requirements and levels, see “—Government Regulation of Farmer Mac—Regulation—Capital Standards,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Review—Capital,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters.”

Employees and Property

As of December 31, 2010, Farmer Mac employed 58 people, located primarily at its principal executive offices at 1133 Twenty-First Street, N.W., Suite 600, Washington, D.C. 20036.  Farmer Mac also maintains an office at 5408 NW 88th, Suite 120, Johnston, Iowa 50131.  Farmer Mac’s main telephone number is (202) 872-7700.

Available Information

Farmer Mac makes available free of charge, through the “Investors” section of its internet website at www.farmermac.com, copies of materials it files with, or furnishes to, the U.S. Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments, if any, to those filings, as soon as reasonably practicable after electronically filing such materials with, or furnishing such materials to, the SEC.  Please note that all references to www.farmermac.com in this Annual Report on Form 10-K are inactive textual references only and that the information contained on Farmer Mac’s website is not incorporated by reference into this Annual Report on Form 10-K.

FARMER MAC PROGRAMS

The following tables present the outstanding balances and annual activity under Farmer Mac’s three programs—Farmer Mac I, Farmer Mac II, and Rural Utilities.

Outstanding Balance of Loans, Loans Underlying Farmer Mac
Guaranteed Securities and LTSPCs, and USDA Guaranteed Securities
	As of December 31,
	2010	2009
	(in thousands)
On-balance sheet:
Farmer Mac I:
Loans	$972,206	$733,422
Loans held in trusts:
Beneficial interests owned by Farmer Mac	3,697	5,307
Beneficial interests owned by third party investors	821,411	-
Farmer Mac Guaranteed Securities - AgVantage	941,500	48,800
Farmer Mac II:
USDA Guaranteed Securities	1,297,439	-
Farmer Mac Guaranteed Securities	39,856	1,164,996
Rural Utilities:
Loans	339,963	28,644
Loans held in trusts:
Beneficial interests owned by Farmer Mac	400,228	412,948
Farmer Mac Guaranteed Securities - AgVantage	1,887,200	1,675,000
Total on-balance sheet	$6,703,500	$4,069,117

Off-balance sheet:
Farmer Mac I:
Farmer Mac Guaranteed Securities - AgVantage	$2,945,000	$2,945,000
LTSPCs	1,754,597	2,165,706
Farmer Mac Guaranteed Securities	750,217	1,492,239
Farmer Mac II:
Farmer Mac Guaranteed Securities	48,103	34,802
Rural Utilities:
Farmer Mac Guaranteed Securities - AgVantage	15,292	14,240
Total off-balance sheet	$5,513,209	$6,651,987
Total	$12,216,709	$10,721,104

Farmer Mac Loan Purchases, Guarantees and LTSPCs
	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)
Farmer Mac I:
Loans	$382,669	$195,318	$196,622
LTSPCs	263,741	234,166	530,363
Farmer Mac Guaranteed Securities - AgVantage	900,000	-	475,000
Farmer Mac II:
USDA Guaranteed Securities	437,751	-	-
Farmer Mac Guaranteed Securities	20,124	346,432	303,941
Rural Utilities:
Loans	313,028	28,644	-
Farmer Mac Guaranteed Securities - AgVantage	652,924	1,711,009	1,560,676
Total purchases, guarantees and commitments	$2,970,237	$2,515,569	$3,066,602

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

For the rural housing portion of the Farmer Mac I program, an eligible loan must be secured by a mortgage on a one- to four-family, owner-occupied, moderately priced principal residence located in a community with a population of 2,500 or fewer.  The current maximum purchase price or current appraised value for a dwelling, excluding the land to which the dwelling is affixed, that secures a rural housing loan is $269,807 (effective January 1, 2011).  That limit is adjusted annually based on changes in home values during the previous year.  In addition to the dwelling itself, an eligible rural housing loan can be secured by land associated with the dwelling having an appraised value of no more than 50 percent of the total appraised value of the combined property.  Rural housing loans do not represent a significant part of Farmer Mac’s business, with a total of $5.6 million of those loans in Farmer Mac’s portfolio as of December 31, 2010.

Summary of Farmer Mac I Transactions

During the year ended December 31, 2010, Farmer Mac purchased or placed under guarantee or LTSPC $1.5 billion of loans under the Farmer Mac I program.  As of December 31, 2010, loans held and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs in the Farmer Mac I program totaled $8.2 billion.

The following table summarizes loans purchased or newly placed under guarantees or LTSPCs under the Farmer Mac I program for each of the years ended December 31, 2010, 2009 and 2008.

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)

Loans	$382,669	$195,318	$196,622
LTSPCs	263,741	234,166	530,363
Farmer Mac Guaranteed Securities - AgVantage	900,000	-	475,000
Total	$1,546,410	$429,484	$1,201,985

The following table presents the outstanding balances of Farmer Mac I loans held, loans held in trusts and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs as of the dates indicated:

	As of December 31,
	2010	2009
	(in thousands)

On-balance sheet assets:
Loans	$972,206	$733,422
Loans held in trusts:
Beneficial interests owned by Farmer Mac	3,697	5,307
Beneficial interests owned by third party investors	821,411	-
Farmer Mac Guaranteed Securities - AgVantage	941,500	48,800
Total on-balance sheet	$2,738,814	$787,529

Off-balance sheet assets:
Farmer Mac Guaranteed Securities - AgVantage	$2,945,000	$2,945,000
LTSPCs	1,754,597	2,165,706
Farmer Mac Guaranteed Securities	750,217	1,492,239
Total off-balance sheet	$5,449,814	$6,602,945

Total	$8,188,628	$7,390,474

Loan Purchases

Farmer Mac offers loan products designed to increase the secondary market liquidity of agricultural real estate mortgage loans and the lending capacity of financial institutions that originate those loans.  Farmer Mac enters into mandatory delivery commitments to purchase loans and offers rates for such commitments daily.  Farmer Mac also purchases portfolios of newly originated and seasoned loans on a negotiated basis.  Farmer Mac purchases both fixed and adjustable rate loans that have a variety of maturities and often include balloon payments.  Loans purchased or subject to purchase commitments may include provisions that require a yield maintenance payment or some other form of prepayment penalty in the event a borrower prepays a loan (depending upon the level of interest rates at the time of prepayment).  Of the $382.7 million of loans purchased in the Farmer Mac I program during 2010, 73 percent included balloon payments and less than 1 percent included yield maintenance prepayment protection.  By comparison, of the $195.3 million of loans purchased in the Farmer Mac I program during 2009, 54 percent included balloon payments and 1 percent included yield maintenance prepayment protection.

Guarantees and Commitments

Farmer Mac offers two Farmer Mac I credit enhancement alternatives that allow approved lenders the ability to retain the cash flow benefits of their loans and increase their liquidity and lending capacity:  (1) LTSPCs and (2) Farmer Mac I Guaranteed Securities.  Prior to the adoption of new accounting guidance on January 1, 2010 related to the consolidation of off-balance sheet assets, both of these products resulted in the creation of off-balance sheet obligations for Farmer Mac in the ordinary course of its business.  Effective January 1, 2010, securitization trusts where Farmer Mac is judged to be the primary beneficiary, as described in Note 2(q) to the consolidated financial statements, are consolidated on-balance sheet and the Farmer Mac I Guaranteed Securities are presented as “Loans held for investment in consolidated trusts.”  LTSPCs and securitization trusts where Farmer Mac is not judged to be the primary beneficiary still result in the creation of off-balance sheet obligations for Farmer Mac.

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

LTSPCs.  An LTSPC commits Farmer Mac to a future purchase of eligible loans from a segregated pool of loans that met Farmer Mac’s standards at the time the loans first became subject to the LTSPC and Farmer Mac assumed the credit risk on the loans.  The LTSPC structure, which is not a guarantee of loans or securities, permits the seller to retain the segregated loan pool in its portfolio until such time, if ever, as the seller elects to deliver some or all of the segregated loans to Farmer Mac for purchase under the LTSPC.  As consideration for its assumption of the credit risk on loans underlying an LTSPC, Farmer Mac receives commitment fees payable monthly in arrears in an amount approximating what would have been the guarantee fees if the transaction were structured as Farmer Mac I Guaranteed Securities.  Some LTSPCs provide that the underlying loans can be converted into Farmer Mac I Guaranteed Securities at the option of the seller with no conversion fee paid to Farmer Mac.

Farmer Mac purchases loans subject to an LTSPC at:

•
par (if the loans become delinquent for either 90 days or 120 days, depending on the provisions of the applicable agreement, or are in material non-monetary default), with accrued and unpaid interest on the defaulted loans payable out of any future loan payments or liquidation proceeds as received;

•	a mark-to-market price or in exchange for Farmer Mac I Guaranteed Securities (if the loans are not delinquent and are standard Farmer Mac I loan products); or
•
either (1) a mark-to-market negotiated price for all (but not some) loans in the pool, based on the sale of Farmer Mac I Guaranteed Securities in the capital markets or the funding obtained by Farmer Mac through the issuance of matching debt in the capital markets, or (2) in exchange for Farmer Mac I Guaranteed Securities (if the loans are not delinquent for either 90 days or 120 days, depending on the provisions of the applicable agreement).

In 2010, Farmer Mac entered into $263.7 million of LTSPCs, compared to $234.2 million in 2009.  In 2010, LTSPCs remained the preferred credit enhancement alternative for new off-balance sheet transactions, and they continue to be a significant portion of the Farmer Mac I program.  During 2010, there were $351.8 million in conversions of LTSPCs into Farmer Mac I Guaranteed Securities.  As of December 31, 2010, Farmer Mac’s outstanding LTSPCs covered 5,153 mortgage loans with an aggregate principal balance of $1.8 billion.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume.”

Farmer Mac I Guaranteed Securities.  In Farmer Mac I Guaranteed Securities transactions, Farmer Mac either (1) guarantees securities representing interests in, or obligations secured by, eligible loans held by a trust or other entity established by a seller or (2) acquires eligible loans from sellers in exchange for Farmer Mac I Guaranteed Securities backed by those loans.  Farmer Mac guarantees the timely payment of interest and principal on the securities, which are either retained by Farmer Mac or sold to third parties.  As consideration for its assumption of the credit risk on loans underlying the Farmer Mac I Guaranteed Securities, Farmer Mac receives guarantee fees based on the outstanding principal balance of the related Farmer Mac I Guaranteed Securities.  The Farmer Mac I Guaranteed Securities representing the general obligations of issuers secured by eligible loans are referred to as AgVantage securities.  See “—AgVantage Securities.”

Farmer Mac is obligated under its guarantee on the securities to make timely payments to investors of principal (including balloon payments) and interest based on the scheduled payments on the underlying loans or obligations, regardless of whether the related trust has actually received such scheduled payments.  Farmer Mac’s guarantee fees typically are collected out of installment payments made on the underlying loans or obligations until those loans or obligations have been repaid, purchased out of the trust, or otherwise liquidated (generally as a result of default).  The aggregate amount of guarantee fees received on Farmer Mac I Guaranteed Securities depends upon the amount of such securities outstanding and on the applicable guarantee fee rate, which Farmer Mac’s statutory charter caps at 50 basis points (0.50 percent) per annum.  The amount of non-AgVantage Farmer Mac I Guaranteed Securities outstanding is influenced by the repayment rates on the underlying loans and by the rate at which Farmer Mac issues new Farmer Mac I Guaranteed Securities.  In general, when the level of interest rates declines significantly below the interest rates on loans underlying Farmer Mac I Guaranteed Securities, the rate of prepayments is likely to increase; conversely, when interest rates rise above the interest rates on the loans underlying Farmer Mac I Guaranteed Securities, the rate of prepayments is likely to decrease.  In addition to changes in interest rates, the timing of principal payments on Farmer Mac I Guaranteed Securities also is influenced by a variety of economic, demographic and other considerations, such as yield maintenance provisions that may be associated with loans underlying Farmer Mac I Guaranteed Securities.  For more information regarding yield maintenance provisions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Interest Rate Risk.”

For each of the years ended December 31, 2010 and 2009, Farmer Mac sold non-AgVantage Farmer Mac I Guaranteed Securities in the amounts of $8.6 million and $28.7 million, respectively.  No gains or losses resulted from these sales in either 2010 or 2009.  As of December 31, 2010, Farmer Mac’s outstanding non-AgVantage Farmer Mac I Guaranteed Securities, which may or may not be consolidated on-balance sheet depending on the primary beneficiary determination described above, were backed by 6,871 mortgage loans with an aggregate principal balance of $1.6 billion.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume.”  See “—AgVantage Securities” for information about Farmer Mac’s AgVantage transactions, which are a form of Farmer Mac Guaranteed Securities.

AgVantage Securities

Each AgVantage security is a general obligation of an institution approved by Farmer Mac, which obligation is also secured by a pool of eligible loans under one of Farmer Mac’s programs.  Farmer Mac guarantees those securities as to the timely payment of principal and interest and may retain AgVantage securities in its portfolio or sell them to third parties in the capital markets as Farmer Mac Guaranteed Securities.  For information on AgVantage Securities in Farmer Mac’s Rural Utilities program, see “—Rural Utilities—Summary of Rural Utilities Transactions.”

Before approving an institution as an issuer in a Farmer Mac I AgVantage transaction, Farmer Mac assesses the institution’s agricultural real estate mortgage loan performance as well as the institution’s creditworthiness.  Farmer Mac continues to monitor the counterparty risk assessment on an ongoing basis after the AgVantage security is issued.

In addition to being a general obligation of the issuing institution, each Farmer Mac I AgVantage security must be secured by eligible agricultural real estate mortgage loans in an amount at least equal to the outstanding principal amount of the security.  In the Farmer Mac I program, Farmer Mac currently requires the general obligation to be overcollateralized, either by more eligible loans or any of the following types of assets:

•	cash;
•	securities issued by the U.S. Treasury or guaranteed by an agency or instrumentality of the United States; or
•	other highly-rated securities.

The required collateralization level for a Farmer Mac I AgVantage security currently ranges from 103 percent to 150 percent, with higher collateralization levels generally required for securities issued by institutions without long-term debt ratings from a nationally recognized statistical rating organization (“NRSRO”).  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Institutional.”

In all AgVantage transactions, Farmer Mac can require the issuer to remove from the pool of pledged collateral any loan that becomes more than 30 days delinquent in the payment of principal or interest and to substitute an eligible loan that is current in payment to maintain the minimum required collateralization level.  As of December 31, 2010, Farmer Mac had not experienced any credit losses, nor had it been called upon to make a guarantee payment to third parties, on any of its AgVantage securities.

As of December 31, 2010 and 2009, the outstanding principal amount of Farmer Mac I AgVantage securities held by Farmer Mac was $941.5 million and $48.8 million, respectively.  As of December 31, 2010 and 2009, the aggregate outstanding principal amount of off-balance sheet AgVantage securities issued under the Farmer Mac I program totaled $2.9 billion.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume” and “—Risk Management—Credit Risk – Institutional.”

Underwriting and Collateral Valuation (Appraisal) Standards

As required by Farmer Mac’s charter, Farmer Mac has established underwriting, security appraisal, and repayment standards for eligible loans taking into account the nature, risk profile, and other differences between different categories of qualified loans.  The minimum underwriting standards for agricultural real estate mortgage loans under the Farmer Mac I program prescribed by the charter:

•	provide that no loan with a loan-to-value ratio (“LTV”) in excess of 80 percent may be eligible;
•	require each borrower to demonstrate sufficient cash-flow to adequately service the loan;
•	protect the integrity of the appraisal process with respect to any loan; and
•	confirm that the borrower is or will be actively engaged in agricultural production.

In addition, loans purchased, subject to an LTSPC, or underlying Farmer Mac I Guaranteed Securities (other than loans securing Farmer Mac I AgVantage securities) are also typically required to meet the underwriting standards set forth below.

Farmer Mac uses experienced internal agricultural credit underwriters and loan servicers along with external agricultural loan servicing and collateral valuation contractors to perform those respective functions on loans that come into the Farmer Mac I program.  Farmer Mac believes that the combined expertise of its own internal staff and those third-party service providers provides the Corporation adequate resources for performing the necessary underwriting, collateral valuation and servicing functions.

Underwriting.  To manage its credit risk, to mitigate the risk of loss from borrower defaults and to provide guidance concerning the management, administration and conduct of underwriting to all participating sellers and potential sellers in its programs, Farmer Mac has adopted credit underwriting standards for the Farmer Mac I program that vary by type of loan and program product under which the loan is brought to Farmer Mac.  These standards were developed based on industry norms for similar mortgage loans and are designed to assess the creditworthiness of the borrower, as well as the risk to Farmer Mac as the guarantor of mortgage-backed securities representing interests in, or obligations secured by, pools of such mortgage loans.  Furthermore, Farmer Mac requires sellers of agricultural real estate mortgage loans to make representations and warranties regarding the conformity of eligible mortgage loans to these standards and any other requirements the Corporation may impose from time to time.  Farmer Mac has the ability to require repurchase of the loan by the seller upon a material breach of these representations and warranties.

Farmer Mac I credit underwriting standards require that the original LTV of any loan not exceed 70 percent, with the exception that a loan secured by a livestock facility and supported by a contract with an approved integrator may have an original LTV of up to 80 percent.  Rural housing loans and agricultural real estate mortgage loans secured primarily by owner-occupied residences may also have original LTVs of up to 80 percent.  The original LTV of a loan is calculated by dividing the loan’s principal balance at the time of guarantee, purchase or commitment by the lower of the appraised value or the purchase price at the date of loan origination or, when available, updated appraised value at the time of guarantee, purchase or commitment.

In the case of newly-originated farm and ranch loans, among other criteria set forth in Farmer Mac’s credit underwriting standards, borrowers typically meet the following ratios on a pro forma basis:

•	total debt service coverage ratio, including farm and non-farm income, of not less than 1.25:1;
•	debt-to-asset ratio of 50 percent or less;
•	ratio of current assets to current liabilities of not less than 1:1; and
•	cash flow debt service coverage ratio on the mortgaged property of not less than 1:1.

Farmer Mac evaluates and adjusts these standards on an ongoing basis based on current and anticipated market conditions, while adhering closely to its core underwriting standards for repayment capacity, working capital (current ratio), and leverage (debt-to-asset ratio).

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

Loans secured by eligible collateral with original LTVs not greater than 55 percent made to borrowers with high credit scores and adequate financial resources may be accepted without further underwriting tests being applied.  Agricultural real estate mortgage loans secured primarily by owner-occupied residences and rural housing loans are underwritten to industry norms for conforming loans secured by primary residences, with fully verified repayment capacity and assets and liabilities.  Applicants’ credit scores are obtained and used in the underwriting process.

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

Despite these underwriting approvals based on compensating strengths, no loan will be approved if it does not at least meet all of the minimum underwriting standards prescribed by the charter, as described at the beginning of this section.

Farmer Mac’s use of compensating strengths is not intended to provide a basis for waiving or lessening the requirement that eligible mortgage loans under the Farmer Mac I program be of consistently high quality.  In fact, loans approved on the basis of compensating strengths are fully underwritten and have not demonstrated a significantly different rate of default, or loss following default, than loans that were approved on the basis of conformance with all applicable underwriting ratios.  During 2010, $326.5 million (52.6 percent) of the loans purchased or added under LTSPCs were approved based upon compensating strengths ($0.5 million of which had original LTVs of greater than 70 percent).  As of December 31, 2010 a total of $1.9 billion (44.3 percent) of the outstanding balance of loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) were approved based upon compensating strengths ($88.1 million of which had original LTVs of greater than 70 percent).

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

Farmer Mac performs these and other due diligence procedures using methods that consider the size, age, leverage, industry sector, and nature of the collateral for the loans.

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

Collateral Valuations (Appraisals and Evaluations).  Farmer Mac has adopted collateral valuation standards for newly originated loans purchased or underlying Farmer Mac I Guaranteed Securities or LTSPCs.  Those standards require, among other things, that a current valuation be performed, or has been performed within the preceding 12 months, independently of the credit decision-making process.  In addition, Farmer Mac requires appraisals to conform to the Uniform Standards of Professional Appraisal Practice promulgated by the Appraisal Standards Board.

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

Sellers

As of December 31, 2010, Farmer Mac had 381 approved loan sellers eligible to participate in the Farmer Mac I program, ranging from single-office to multi-branch institutions, spanning community banks, FCS institutions, mortgage companies, commercial banks and insurance companies.  The increase in the number of approved Farmer Mac I loan sellers from 307 as of December 31, 2009 is the result of Farmer Mac’s partnerships with major banking industry groups and lender informational seminars Farmer Mac conducts in key regional locations and through the internet as well as lending institutions’ need to improve their capital and liquidity.  In addition to participating directly in the Farmer Mac I program, some of the approved loan sellers facilitate indirect participation by other lenders in the Farmer Mac I program by managing correspondent networks of lenders from which the approved loan sellers purchase loans to sell to Farmer Mac.  As of December 31, 2010, 246 lenders were participating in one or both of the Farmer Mac I or Farmer Mac II programs.

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

Servicing

Farmer Mac generally does not directly service loans held in its portfolio, although it does act as “master servicer” for loans underlying Farmer Mac I Guaranteed Securities.  Farmer Mac also may assume direct servicing for defaulted loans.  Loans held by Farmer Mac or underlying Farmer Mac Guaranteed Securities (other than AgVantage securities) are serviced only by Farmer Mac-approved entities designated as “central servicers” that have entered into central servicing contracts with Farmer Mac.  Sellers of eligible mortgage loans sold into the Farmer Mac I program have a right to retain certain “field servicing” functions (typically direct borrower contacts) and may enter into contracts with Farmer Mac’s central servicers that specify such servicing functions.  Loans underlying LTSPCs and AgVantage securities are serviced by the holders of those loans in accordance with those lenders’ servicing procedures, which are reviewed and approved by Farmer Mac before entering into those transactions.

Farmer Mac II

General

The Farmer Mac II program was initiated in 1991 and is authorized under sections 8.0(3) and 8.0(9)(B) of Farmer Mac’s statutory charter (12 U.S.C. §§ 2279aa(3) and 2279aa(9)(B)), which provide that:

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

Prior to January 2010, all USDA-guaranteed portions held by Farmer Mac were held in the form of Farmer Mac II Guaranteed Securities.  Since January 2010, nearly all purchases of USDA-guaranteed portions under the Farmer Mac II program have been, and will continue to be, made by Farmer Mac’s subsidiary, Farmer Mac II LLC, which operates substantially all of the business related to the Farmer Mac II program.  Farmer Mac operates only that part of the Farmer Mac II program that involves the issuance of Farmer Mac II Guaranteed Securities to investors other than Farmer Mac or Farmer Mac II LLC.

Summary of Farmer Mac II Transactions

Farmer Mac guarantees the timely payment of principal and interest on Farmer Mac II Guaranteed Securities backed by USDA-guaranteed portions.  Farmer Mac does not guarantee the repayment of the USDA-guaranteed portions, only the Farmer Mac II Guaranteed Securities that are backed by USDA-guaranteed portions.  On January 25, 2010, Farmer Mac contributed substantially all of the assets comprising the Farmer Mac II program, in excess of $1.1 billion, to Farmer Mac’s subsidiary, Farmer Mac II LLC.  The assets that Farmer Mac contributed to Farmer Mac II LLC consisted primarily of USDA-guaranteed portions and also included $35.0 million of Farmer Mac II Guaranteed Securities.  Farmer Mac did not and will not guarantee the timely payment of principal and interest on the $1.1 billion of contributed USDA-guaranteed portions.  The contributed USDA-guaranteed portions had previously been presented as “Farmer Mac Guaranteed Securities” on the consolidated balance sheets of Farmer Mac and are now presented as “USDA Guaranteed Securities” on the consolidated balance sheets.  The assets of Farmer Mac II LLC will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.

During the year ended December 31, 2010, Farmer Mac II LLC purchased approximately $435.7 million of USDA-guaranteed portions, all of which were retained on-balance sheet and are presented as “USDA Guaranteed Securities” in the consolidated financial statements.  During the years ended December 31, 2010, 2009 and 2008, Farmer Mac purchased $22.1 million, $346.4 million and $303.9 million, respectively, of USDA-guaranteed portions.  All of the USDA-guaranteed portions purchased by Farmer Mac in 2010 (which exclude those purchased directly by Farmer Mac II LLC) were securitized and sold to lenders or other investors in the form of Farmer Mac II Guaranteed Securities.  Most of the USDA-guaranteed portions purchased by Farmer Mac in 2009 and 2008 were retained on-balance sheet rather than sold to lenders or other investors.  As of December 31, 2010, 2009 and 2008, $1.4 billion, $1.2 billion and $1.0 billion, respectively, of Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities were outstanding.  The following table presents Farmer Mac II program activity for each of the years indicated:

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)

Purchased and retained	$435,744	$336,963	$291,335
Purchased and sold	22,131	9,469	12,606
Total	$457,875	$346,432	$303,941

The following table presents the outstanding balance of USDA Guaranteed Securities and Farmer Mac II Guaranteed Securities as of the dates indicated:

	Outstanding Balance of USDA
	and Farmer Mac II Guaranteed
	Securities as of December 31,
	2010	2009
	(in thousands)
On-balance sheet:
USDA Guaranteed Securities	$1,297,439	$-
Farmer Mac Guaranteed Securities	39,856	1,164,996
Off-balance sheet:
Farmer Mac Guaranteed Securities	48,103	34,802
Total	$1,385,398	$1,199,798

As of December 31, 2010, Farmer Mac had experienced no credit losses on any of its Farmer Mac II Guaranteed Securities or USDA Guaranteed Securities.  As of December 31, 2010, Farmer Mac had outstanding $46,000 of principal and interest advances on Farmer Mac II Guaranteed Securities, compared to $0.6 million as of December 31, 2009 and $0.3 million as of December 31, 2008.

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

Lenders.  Any lender authorized by the USDA to obtain a USDA guarantee on a loan may be a seller in the Farmer Mac II program.  During 2010, 197 sellers, consisting mostly of community and regional banks, sold USDA-guaranteed portions to Farmer Mac under the Farmer Mac II program, as compared to 158 sellers that did so during 2009.  In the aggregate, 246 sellers were actively participating directly in one or both of the Farmer Mac I or Farmer Mac II programs during 2010.

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

Summary of Rural Utilities Transactions

During the year ended December 31, 2010, Farmer Mac added $1.0 billion of new business under the Rural Utilities program, compared to $1.7 billion and $1.6 billion for the years ended December 31, 2009 and 2008, respectively.  As of December 31, 2010 and 2009, the aggregate outstanding principal balance of rural utilities loans held and of Farmer Mac Guaranteed Securities – Rural Utilities was $2.6 billion and $2.1 billion, respectively.

The following table summarizes new business activity under Farmer Mac’s Rural Utilities program for each of the years ended December 31, 2010, 2009 and 2008.

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)
On-balance sheet:
Loans	$313,028	$28,644	$-
Farmer Mac Guaranteed Securities	-	-	430,676
Farmer Mac Guaranteed Securities - AgVantage	650,000	1,695,000	1,130,000
Off-balance sheet:
Farmer Mac Guaranteed Securities - AgVantage	2,924	16,009	-
Total	$965,952	$1,739,653	$1,560,676

The following table presents the outstanding balances of rural utilities loans held and of Farmer Mac Guaranteed Securities – Rural Utilities as of the dates indicated:

	As of December 31,
	2010	2009
	(in thousands)
On-balance sheet:
Loans	$339,963	$28,644
Loans held in trusts:
Beneficial interests owned by Farmer Mac	400,228	412,948
Farmer Mac Guaranteed Securities - AgVantage	1,887,200	1,675,000
Total on-balance sheet	$2,627,391	$2,116,592

Off-balance sheet:
Farmer Mac Guaranteed Securities - AgVantage	15,292	14,240
Total	$2,642,683	$2,130,832

As of December 31, 2010, all of the Farmer Mac Guaranteed Securities – Rural Utilities in the Rural Utilities program consisted of securities representing either (1) direct interests in eligible rural electric loans or (2) general obligations of the National Rural Utilities Cooperative Finance Corporation (“CFC”) secured by eligible rural electric loans.  As of December 31, 2010, CFC held 7.9 percent of Farmer Mac’s outstanding Class A voting common stock (5.3 percent of total voting shares) and 100 percent of Farmer Mac’s outstanding Series C Non-Voting Cumulative Preferred Stock (“Series C Preferred Stock”).

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

Underwriting

Farmer Mac’s charter does not specify minimum underwriting criteria for eligible rural utilities loans under the Farmer Mac Rural Utilities program.  To manage its credit risk, to mitigate the risk of loss from borrower defaults and to provide guidance concerning the management, administration and underwriting to participants in the Rural Utilities program, Farmer Mac has adopted credit underwriting standards that vary by type of loan, be it to electric distribution cooperatives or electric generation and transmission (“G&T”) cooperatives, and by program product under which the loan is brought to Farmer Mac.  These standards are based on industry norms for similar rural utilities loans and are designed to assess the creditworthiness of the borrower, as well as the risk to Farmer Mac depending on whether direct or indirect credit exposure is assumed on the loan.  Farmer Mac reviews sellers’ credit submissions and analyzes borrowers’ audited financial statements and financial and operating reports filed with RUS and the Federal Energy Regulatory Commission to confirm that the Corporation’s underwriting standards for rural utilities loans are met.  Furthermore, Farmer Mac requires sellers of rural utilities loans to make representations and warranties regarding the conformity of eligible loans to these standards and any other requirements the Corporation may impose from time to time.  Farmer Mac has the ability to require repurchase of the loan by the seller upon a material breach of these representations and warranties.

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

In the case of a newly-originated loan to a distribution cooperative on which Farmer Mac assumes direct credit exposure, the borrower typically must, among other criteria set forth in Farmer Mac’s credit underwriting standards, meet the following ratios based on the average of the most recent three years:

•	the ratio of long-term debt to “net utility plant” does not exceed 90 percent;
•	the modified debt service coverage ratio equals or exceeds 1.35; and
•	the ratio of equity to total assets equals or exceeds 20 percent.

The “net utility plant” means the real and tangible personal property of a rural utilities borrower constituting the long-term assets of property, plant, and equipment (PPE), less depreciation, computed in accordance with applicable accounting requirements.

In the case of a newly-originated loan to a G&T cooperative on which Farmer Mac assumes direct credit exposure, the borrower typically must, among other criteria set forth in Farmer Mac’s credit underwriting standards, meet the following ratios (based on the average of the most recent three years):

•	the equity to total assets ratio equals or exceeds 10 percent;
•	the modified debt service coverage ratio equals or exceeds 1.15;
•	the debt to EBITDA ratio does not exceed 12; and
•	the aggregate members’ equity to total capitalization ratio equals or exceeds 25 percent.

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

For loans made to G&T cooperatives that secure the general obligation of the lender in AgVantage transactions, the G&T cooperative must either (1) have a rating from an NRSRO of BBB- (or equivalent) or better or (2) meet the following underwriting standards (based on the average of the most recent three years):

•	the equity to total capitalization ratio equals or exceeds 25 percent;
•	the modified debt service coverage ratio equals or exceeds 1.10; and
•	the equity to total assets ratio equals or exceeds 10 percent.

The due diligence Farmer Mac performs before purchasing, guaranteeing securities backed by, or committing to purchase rural utilities loans includes:

•	evaluating loan database information to determine conformity to Farmer Mac’s underwriting standards;
•	confirming that loan file data conforms to database information;
•	validating supporting credit information in the loan files; and
•	reviewing loan documentation.

Farmer Mac is not obligated to purchase, or commit to purchase, every rural utilities loan that meets it underwriting and collateral valuation standards submitted to Farmer Mac.  Farmer Mac may consider other factors, such as portfolio diversification, in deciding whether to accept the loans into the Farmer Mac Rural Utilities program.

Collateral

It is customary in loans to distribution cooperatives and G&T cooperatives for the lender to take a security interest in substantially all of the borrower’s assets.  In cases where Farmer Mac purchases a loan and another lender has a lien on all assets, Farmer Mac verifies that a lien accommodation results in either a shared first lien or a first lien in favor of Farmer Mac.  In cases where debt indentures are utilized, Farmer Mac determines if available collateral is adequate to support the loan program and Farmer Mac’s investment.

Servicing

Farmer Mac generally does not directly service the rural utilities loans held in its portfolio or the loans underlying Farmer Mac Guaranteed Securities – Rural Utilities.  Those loans are serviced by a servicer designated by Farmer Mac.  Rural utilities loans pledged to secure AgVantage securities are serviced by the holders of those loans in accordance with those lenders’ servicing procedures, which are reviewed and approved by Farmer Mac before entering into those transactions.  CFC currently services all of the rural utilities loans in Farmer Mac’s portfolio.

Sellers

The statutory authorities that authorize Farmer Mac to create a secondary market for rural utilities loans require the loans be made by a cooperative lender to be eligible.  Currently the only two rural utilities lenders that are cooperatives are CFC and CoBank, ACB (“CoBank”), an institution of the FCS.  As of December 31, 2010, these cooperatives had approximately $18.2 billion in loans outstanding to distribution cooperatives and $6.2 billion in loans outstanding to G&T cooperatives.

Portfolio Diversification

It is Farmer Mac’s policy to diversify its rural utilities portfolio of loans held and loans underlying Farmer Mac Guaranteed Securities – Rural Utilities geographically.  CFC and CoBank each lends throughout the entire United States.  Farmer Mac analyzes the geographic distribution of loans to cooperatives and considers regional concentration levels in connection with its business activities under the Rural Utilities program.  As of December 31, 2010, Farmer Mac had direct credit exposure on 516 loans to electric cooperatives constituting $740.2 million across 35 states.

Farmer Mac’s charter does not prescribe a maximum loan size for a loan to be eligible for the Rural Utilities program, but Farmer Mac currently limits its cumulative direct credit exposure on eligible rural utilities loans (e.g., purchases of loans or securities representing interests in loans) to any one borrower to $22.5 million.  For indirect credit exposures on rural utilities loans (e.g., AgVantage transactions), Farmer Mac currently limits its cumulative loan exposure to any one borrower or related borrowers to $50.0 million, with the amount of any direct exposure to a borrower also counting toward the $50.0 million limit.  As of December 31, 2010, Farmer Mac’s direct loans to distribution cooperatives were $711.3 million and $28.9 million to G&T cooperatives.

Funding of Guarantee and LTSPC Obligations

The principal sources of funding for the payment of Farmer Mac’s obligations under its guarantees and LTSPCs are the fees for its guarantees and commitments, net interest income and the proceeds of debt issuances.  Farmer Mac satisfies its obligations under LTSPCs and its guarantees by purchasing defaulted loans out of LTSPCs and from the related trusts for Farmer Mac Guaranteed Securities.  Farmer Mac typically recovers a significant portion of the value of defaulted loans purchased either through borrower payments, loan payoffs, payments by third parties or foreclosure and sale of the property securing the loans.  Ultimate losses arising from Farmer Mac’s guarantees and commitments are reflected in the Corporation’s charge-offs against its allowance for losses and gains and losses on the sale of real estate owned (“REO”), which consists of real estate acquired through foreclosure.  During 2010, Farmer Mac’s net recoveries were $1.6 million, compared to net charge-offs of $7.5 million during 2009.

Farmer Mac’s charter requires Farmer Mac to set aside in a segregated account a portion of the guarantee fees it receives from its guarantee activities.  That segregated account must be exhausted before Farmer Mac may issue obligations to the U.S. Treasury against the $1.5 billion that Farmer Mac is statutorily authorized to borrow from the U.S. Treasury to fulfill its guarantee obligations.  That borrowing authority is not intended to be a routine funding source and has never been used.  As of December 31, 2010, the amount in that reserve account was $72.4 million.  Farmer Mac’s total outstanding guarantees and LTSPCs exceed the cumulative amount (1) held as an allowance for losses, (2) the amount in the segregated account, and (3) the amount Farmer Mac may borrow from the U.S. Treasury; however, Farmer Mac does not expect its obligations under its guarantees and LTSPCs to exceed amounts available to satisfy those obligations.  For information regarding Farmer Mac’s allowance for losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans” and Note 2(j) and Note 8 to the consolidated financial statements.  For a more detailed discussion of Farmer Mac’s borrowing authority from the U.S. Treasury, see “Business—Farmer Mac’s Authority to Borrow from the U.S. Treasury.”

Financing

Debt Issuance

Section 8.6(e) of Farmer Mac’s statutory charter (12 U.S.C. § 2279aa-6(e)) authorizes Farmer Mac to issue debt obligations to purchase eligible loans, USDA-guaranteed portions and Farmer Mac Guaranteed Securities and to maintain reasonable available cash and cash equivalents for business operations, including adequate liquidity.  Farmer Mac funds its purchases of program and non-program assets primarily by issuing debt obligations of various maturities in the public capital markets.  Farmer Mac also issues debt obligations to obtain funds to finance its transaction costs, guarantee payments and LTSPC purchase obligations.  Debt obligations issued by Farmer Mac include discount notes and fixed and floating rate medium-term notes, including callable notes.

The interest and principal on Farmer Mac’s debt obligations are not guaranteed by and do not constitute debts or obligations of FCA or the United States or any agency or instrumentality of the United States other than Farmer Mac.  Farmer Mac is an institution of the FCS, but is not liable for any debt or obligation of any other institution of the FCS.  Likewise, neither the FCS nor any other individual institution of the FCS is liable for any debt or obligation of Farmer Mac.  Income to the purchaser of a Farmer Mac discount note or medium-term note is not exempt under federal law from federal, state or local taxation.  Farmer Mac’s discount notes and medium-term notes are not currently rated by an NRSRO.

Farmer Mac’s board of directors has authorized the issuance of up to $10.0 billion of discount notes and medium-term notes (of which $7.9 billion was outstanding as of December 31, 2010), subject to periodic review by Farmer Mac’s board of directors of the adequacy of that level relative to Farmer Mac’s borrowing needs.  Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities, and non-program investment assets in accordance with policies established by its board of directors that comply with FCA’s Liquidity and Investment Regulations, including dollar amount, issuer concentration and credit quality limitations.  Farmer Mac’s regular debt issuance supports its access to the capital markets, and Farmer Mac’s non-program investment assets provide an alternative source of funds should market conditions be unfavorable.  Farmer Mac’s current policies authorize non-program investments in:

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

As of December 31, 2010, the following shares of Farmer Mac common and preferred stock were outstanding:

•	1,030,780 shares of Class A voting common stock;
•	500,301 shares of Class B voting common stock;
•	8,752,711 shares of Class C non-voting common stock; and
•	57,578 shares of Series C non-voting redeemable cumulative preferred stock.

Farmer Mac may obtain additional capital from future issuances of voting and non-voting common stock and non-voting preferred stock.

The following table presents the dividends declared on the common stock during and subsequent to 2010:

Date	Per	For
Dividend	Share	Holders Of	Date
Declared	Amount	Record As Of	Paid

February 4, 2010	$0.05	March 15, 2010	March 31, 2010
June 2, 2010	0.05	June 15, 2010	June 30, 2010
August 5, 2010	0.05	September 15, 2010	September 30, 2010
December 2, 2010	0.05	December 15, 2010	December 31, 2010
February 3, 2011	0.05	March 15, 2011	*

*  The dividend declared on February 3, 2011 is scheduled to be paid on March 31, 2011.

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

On January 25, 2010, Farmer Mac used part of the proceeds from the sale of $250.0 million of non-cumulative perpetual preferred stock of Farmer Mac’s subsidiary, Farmer Mac II LLC (“Farmer Mac II LLC Preferred Stock”), to repurchase and retire all $150.0 million of the outstanding Series B Preferred Stock.  Prior to its retirement in January 2010, the Series B Preferred Stock ranked senior to Farmer Mac’s outstanding Class A voting common stock, Class B voting common stock, Class C non-voting common stock and Series C Preferred Stock with respect to dividends, distributions upon a change in control, liquidation, and dissolution or winding up of Farmer Mac.  Each series of Series B Preferred Stock ranked pari passu with the others.  The Farmer Mac II LLC Preferred Stock ranks senior to the Farmer Mac II LLC common equity, all of which is held by Farmer Mac.

The price paid to repurchase and retire all of the Series B Preferred Stock on January 25, 2010 included accrued dividends of $8.33 per share for the period beginning January 1, 2010 through the purchase date.

Series C Preferred Stock

In fourth quarter 2008, Farmer Mac began to require its business partners to purchase an equity interest in Farmer Mac in the form of shares of Series C Preferred Stock in connection with transactions involving pools of loans in excess of $20.0 million.  The amount of the required investment was equal to 1.25 percent greater than the Corporation’s required statutory minimum capital for the pool of loans being accepted by Farmer Mac.  The requirement was instituted to ensure that Farmer Mac had adequate capital to support new business in fulfilling its mission.  In December 2009, Farmer Mac eliminated the requirement to purchase Series C Preferred Stock in connection with new business.  With the additional regulatory capital resulting from the issuance of the Farmer Mac II LLC Preferred Stock on January 25, 2010, Farmer Mac believes it currently has sufficient capital to support new business without requiring further purchases of equity by its customers.

Farmer Mac has authorized the issuance of up to 100,000 shares of Series C Preferred Stock with a par value of $1,000 per share and an initial liquidation preference of $1,000 per share.  Series C Preferred Stock ranks senior to Farmer Mac’s outstanding Class A voting common stock, Class B voting common stock, Class C non-voting common stock and any other common stock of Farmer Mac issued in the future.  Series C Preferred Stock ranked junior to Farmer Mac’s Series B Preferred Stock until the retirement of the Series B Preferred Stock in January 2010.

Dividends on Series C Preferred Stock compound quarterly at an annual rate of 5.0 percent of the then-applicable liquidation preference per share.  The annual rate will increase to (1) 7.0 percent on the January 1st following the fifth anniversary of the applicable issue date and (2) 9.0 percent on the January 1st following the tenth anniversary of the applicable issue date.  Dividends on Series C Preferred Stock will accrue and cumulate from the applicable issue date whether or not declared by Farmer Mac’s board of directors and will be payable quarterly in arrears out of legally available funds when and as declared by the board of directors on each dividend payment date—March 31, June 30, September 30 and December 31 of each year.  Farmer Mac may pay dividends on Series C Preferred Stock without paying dividends on any outstanding class or series of stock that ranks junior to Series C Preferred Stock.

Farmer Mac has the right, but not the obligation, to redeem some or all of the issued and outstanding shares of Series C Preferred Stock at a price equal to the then-applicable liquidation preference beginning on the first anniversary of the applicable issue date and on each subsequent dividend payment date.  Farmer Mac’s redemption right with respect to Series C Preferred Stock is subject to receipt of the prior written approval of FCA, if required.  The following table presents the dividends declared on Series C Preferred Stock during and subsequent to 2010.

Date	Per	For	For
Dividend	Share	Period	Period	Date
Declared	Amount	Beginning	Ending	Paid

February 4, 2010	$12.50	January 1, 2010	March 31, 2010	March 31, 2010
June 2, 2010	12.50	April 1, 2010	June 30, 2010	June 30, 2010
August 5, 2010	12.50	July 1, 2010	September 30, 2010	September 30, 2010
December 2, 2010	12.50	October 1, 2010	December 31, 2010	December 31, 2010
February 3, 2011	12.50	January 1, 2011	March 31, 2011	*

*  The dividend declared on February 3, 2011 is scheduled to be paid on March 31, 2011.

During 2010, there were no sales of Series C Preferred Stock.  As of December 31, 2010, the outstanding shares of Series C Preferred Stock was 57,578.  During 2009, Farmer Mac sold 48,378 shares of Series C Preferred Stock resulting in 57,578 shares of Series C Preferred Stock outstanding as of December 31, 2009.

Non-Controlling Interest in Farmer Mac II LLC

On January 25, 2010, Farmer Mac completed a private offering of $250.0 million aggregate face amount of securities issued by a newly formed Delaware statutory trust.  The trust securities represent undivided beneficial ownership interests in 250,000 shares of Farmer Mac II LLC Preferred Stock.  The Farmer Mac II LLC Preferred Stock has a liquidation preference of $1,000 per share.

Dividends on the Farmer Mac II LLC Preferred Stock are payable if, when and as declared by Farmer Mac II LLC’s board of directors, quarterly, on a non-cumulative basis, on March 30, June 30, September 30, and December 30, of each year.  For each quarterly period from the date of issuance to but excluding the payment date occurring on March 30, 2015, the dividend rate on the Farmer Mac II LLC Preferred Stock is 8.875 percent per annum.  For each quarterly period from March 30, 2015 to but excluding the payment date occurring on March 30, 2020, the dividend rate on the Farmer Mac II LLC Preferred Stock will be 10.875 percent per annum.  For each quarterly period beginning on March 30, 2020, the dividend rate on the Farmer Mac II LLC Preferred Stock will be an annual rate equal to three-month LIBOR plus 8.211 percent.  Dividends on the Farmer Mac II LLC Preferred Stock will be non-cumulative, so dividends that are not declared for a payment date will not accrue.  The Farmer Mac II LLC Preferred Stock is permanent equity of Farmer Mac II LLC and presented as “Non-controlling interest – preferred stock” within stockholder’s equity on the consolidated balance sheets of Farmer Mac.  Farmer Mac II LLC incurred $8.1 million of direct costs related to the issuance of the Farmer Mac II LLC Preferred Stock, which reduced the amount of non-controlling interest – preferred stock.  The accrual of declared dividends is presented as “Net income attributable to non-controlling interest – preferred stock dividends” on the consolidated statements of operations on a pre-tax basis.  The consolidated tax benefit is included in “income tax expense/(benefit)” on the consolidated statements of operations.

The following table presents the dividends declared on Farmer Mac II LLC Preferred Stock during and subsequent to 2010.

Date	Per	For	For
Dividend	Share	Period	Period	Date
Declared	Amount	Beginning	Ending	Paid

March 10, 2010	$16.0200	January 25, 2010	March 29, 2010	March 30, 2010
June 2, 2010	22.1875	March 30, 2010	June 29, 2010	June 30, 2010
August 5, 2010	22.1875	June 30, 2010	September 29, 2010	September 30, 2010
December 2, 2010	22.1875	September 30, 2010	December 29, 2010	December 30, 2010
February 3, 2011	22.1875	December 30, 2010	March 29, 2011	*

*  The dividend declared on February 3, 2011 is scheduled to be paid on March 30, 2011.

Farmer Mac used part of the proceeds from the sale of $250.0 million of the Farmer Mac II LLC Preferred Stock to repurchase and retire all $150.0 million of the outstanding Series B Preferred Stock described above.  After consideration of the consolidated tax benefits to Farmer Mac, the net effective cost of the new $250.0 million of preferred stock is 5.77 percent per year, which is $3.6 million less per year than the cost of the $150 million of Series B Preferred Stock based on its 2010 dividend rate of 12 percent, which was scheduled to increase to 14 percent at the end of 2010 and to 16 percent at the end of 2011.

Common Stock Repurchases

Farmer Mac did not repurchase any common stock during 2010 or 2009.  During 2008, Farmer Mac repurchased 31,691 shares of its Class C non-voting common stock at an average price of $26.13 per share pursuant to the Corporation’s then-existing stock repurchase program.  These repurchases reduced the Corporation’s stockholders’ equity by approximately $0.8 million.  The aggregate number of shares purchased by Farmer Mac under the stock repurchase program reached the maximum number of authorized shares during first quarter 2008, thereby terminating the program according to its terms.  All of the shares repurchased under Farmer Mac’s stock repurchase program were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.

FARMER MAC’S AUTHORITY TO BORROW FROM THE U.S. TREASURY

Farmer Mac may issue obligations to the U.S. Treasury in a cumulative amount not to exceed $1.5 billion.  The proceeds of those obligations may be used solely for the purpose of fulfilling Farmer Mac’s guarantee obligations under the Farmer Mac I, Farmer Mac II, and Rural Utilities programs.  Farmer Mac’s charter provides that the U.S. Treasury is required to purchase those obligations of the Corporation if Farmer Mac certifies that:

•
a portion of the guarantee fees assessed by Farmer Mac has been set aside in a segregated account as a reserve against losses arising out of Farmer Mac’s guarantee activities in an amount determined by Farmer Mac’s board of directors to be necessary and such reserve has been exhausted (that amount was $72.4 million and $64.6 million as of December 31, 2010 and 2009, respectively); and

•	the proceeds of such obligations are needed to fulfill Farmer Mac’s guarantee obligations.

Such obligations would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac, and would be required to be repurchased from the U.S. Treasury by Farmer Mac within a “reasonable time.”  As of December 31, 2010, Farmer Mac had not utilized this borrowing authority and does not expect to utilize this borrowing authority in the future.

The United States government does not guarantee payments due on Farmer Mac Guaranteed Securities, funds invested in the equity or debt securities of Farmer Mac, any dividend payments on shares of Farmer Mac stock or the profitability of Farmer Mac.

GOVERNMENT REGULATION OF FARMER MAC

General

In 1987, Congress created Farmer Mac in the aftermath of the collapse of the agricultural credit delivery system.  Farmer Mac’s primary committees of jurisdiction in Congress – the Committee on Agriculture of the U.S. House of Representatives and the U.S. Senate Committee on Agriculture, Nutrition and Forestry – added requirements for Farmer Mac that had not been included in any of the other statutes establishing other GSEs.

Unlike the other existing GSEs at the time, Farmer Mac’s initial 1987 legislation required the Corporation to be regulated by an independent regulator, the Farm Credit Administration, which has the authority to regulate Farmer Mac’s safety and soundness.  The statute creating Farmer Mac expressly requires that qualified loans meet minimum credit and appraisal standards that represent sound loans to profitable businesses.  The enabling legislation also required Farmer Mac to comply with the periodic reporting requirements of the SEC, including quarterly reports on the financial status of the Corporation and interim reports when there are significant developments.  Farmer Mac’s statutory charter also requires offerings of Farmer Mac Guaranteed Securities to be registered under the Securities Act of 1933, as amended, and regulations promulgated thereunder (collectively, the “Securities Act”) unless an exemption for an offering is available.

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

Regulation

Office of Secondary Market Oversight (OSMO)

As an institution of the FCS, Farmer Mac (including its subsidiaries) is subject to the regulatory authority of FCA.  FCA, acting through OSMO, has general regulatory and enforcement authority over Farmer Mac, including the authority to promulgate rules and regulations governing the activities of Farmer Mac and to apply its general enforcement powers to Farmer Mac and its activities.  The Director of OSMO, who is selected by and reports to the FCA board, is responsible for the examination of Farmer Mac and the general supervision of the safe and sound performance by Farmer Mac of the powers and duties vested in it by Farmer Mac’s charter.  Farmer Mac’s charter requires an annual examination of the financial transactions of Farmer Mac and authorizes FCA to assess Farmer Mac for the cost of its regulatory activities, including the cost of any examination.  Farmer Mac is required to file quarterly reports of condition with FCA.

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

Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement.

The risk-based capital stress test promulgated by FCA is intended to determine the amount of regulatory capital (core capital plus the allowance for losses) that Farmer Mac would need to maintain positive capital during a ten-year period in which:

•	annual losses occur at a rate of default and severity “reasonably related” to the rates of the highest sequential two years in a limited U.S. geographic area; and
•	interest rates increase to a level equal to the lesser of 600 basis points or 50 percent of the ten-year U.S. Treasury rate, and interest rates remain at such level for the remainder of the period.

The risk-based capital stress test then adds an additional 30 percent to the resulting capital requirement for management and operational risk.  FCA promulgated a revised risk-based capital stress test that became effective July 25, 2008 and has proposed further revisions to the stress test.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters”.

As of December 31, 2010, Farmer Mac’s statutory minimum and critical capital requirements were $301.0 million and $150.5 million, respectively, and its actual core capital level was $460.6 million, $159.6 million above the statutory minimum capital requirement and $310.1 million above the statutory critical capital requirement.  Based on the risk-based capital stress test, Farmer Mac’s risk-based capital requirement as of December 31, 2010 was $42.1 million and Farmer Mac’s regulatory capital of $480.7 million exceeded that amount by approximately $438.6 million.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements” for a presentation of Farmer Mac’s current regulatory capital position.

Enforcement Levels.  Farmer Mac’s charter directs FCA to classify Farmer Mac within one of four enforcement levels for purposes of determining compliance with capital standards.  As of December 31, 2010, Farmer Mac was classified as within level I—the highest compliance level.

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

Farmer Mac’s business activities, financial performance and results of operations are, by their nature, subject to a number of risks and uncertainties. Consequently, the Corporation’s business, operating results, financial condition and capital levels have been, and are likely to continue to be, subject to fluctuations that reflect the effect of many factors, including the risk factors described below. Other sections of this Annual Report on Form 10-K may include additional factors that could adversely affect Farmer Mac’s business, operating results, financial condition and capital levels. Furthermore, because new risk factors likely will emerge from time to time, management can neither predict all such risk factors nor assess the effects of such factors on Farmer Mac’s business, operating results, and financial condition or the extent to which any factor, or combination of factors, may affect the Corporation’s actual results and financial condition. If any of the following risks materialize, Farmer Mac’s business, financial condition or results of operations could be materially and adversely affected.

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
•
legislative or regulatory actions relating to Farmer Mac’s business, including any actions that would affect the Corporation’s GSE status, or that could increase its costs for hedging interest rate risks or restrict or reduce its ability to issue debt.

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

•
legislative or regulatory developments or interpretations of Farmer Mac’s statutory charter that could adversely affect Farmer Mac, its ability to offer new products, the ability or motivation of certain lenders to participate in its programs or the terms of any such participation, or increase the cost of related corporate activities;

•	Farmer Mac’s access to the debt markets at favorable rates and terms;
•	competitive pressures in the purchase of loans eligible for Farmer Mac’s programs and the sale of Farmer Mac Guaranteed Securities and debt securities;
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
•
public policy changes that adversely affect rural electric cooperatives, including carbon capture or limitation on coal-fired power generation and other initiatives designed to promote the shift to clean or “green” energy;

•	negative economic conditions that may strain the ability of members of rural electric cooperatives to pay the costs of providing electricity;
•	restrictions on water supply in agricultural production due to adverse weather conditions, legal disputes or other causes;
•	depressed real property values that may impact the value of agricultural real estate; and
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

•	expanded funding available from the federal government for rural utilities; and
•	legislative and regulatory developments that affect the agricultural and rural utilities sectors.

Farmer Mac is a GSE that may be materially and adversely affected by legislative, regulatory or political developments.

Farmer Mac is a GSE that is governed by a statutory charter controlled by the U.S. Congress and regulated by governmental agencies.  Although Farmer Mac is not aware of any pending legislative proposals that would adversely affect the Corporation at this time, Farmer Mac’s GSE status and ability to effectively conduct its business are subject to risks and uncertainties related to legislative, regulatory or political developments.  From time to time, legislative or regulatory initiatives are commenced that, if successful, could result in the enactment of legislation or the promulgation of regulations that could negatively affect the status of Farmer Mac or the growth or operation of the secondary market for agricultural mortgages and rural utilities loans.  For example, congressional hearings on the reform of the housing GSEs and the evaluation of various proposals to reform the housing finance system in the United States are expected in 2011.  These may result in legislative proposals that could result in a substantial change to the business structure of the housing GSEs.  Farmer Mac cannot predict whether any legislative proposals related to the housing GSEs would also address the continued GSE status of Farmer Mac or modify the current operating structure or authorities of Farmer Mac in any material way.  Also, the costs related to any potential climate change legislation costs could be significant to the electric utility industry, which could dramatically increase the cost of energy from thermal generation sources and have a particularly damaging effect on rural G&T cooperatives, which generally have a higher reliance on fossil-fueled resources and are more dependent on coal-fired generation than the electric industry as a whole.  Legislative, regulatory or political developments also could affect the ability of lenders to participate in Farmer Mac’s programs or the terms on which they may participate.  Any of these political, legislative or regulatory developments could have a material and adverse effect on Farmer Mac’s business, operating results, financial condition and capital levels.  See “Government Regulation of Farmer Mac” in Item 1 of this Annual Report on Form 10-K for additional discussion on the rules and regulations governing Farmer Mac’s activities.

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

Farmer Mac is required by statute and regulation to maintain certain core capital levels.  Any inability by Farmer Mac to meet these capital requirements could result in supervisory measures by FCA or could otherwise materially and adversely affect Farmer Mac’s business, operating results or financial condition.  Factors that could adversely affect the adequacy of Farmer Mac’s capital levels in the future, and which may be beyond Farmer Mac’s control, include:

•	the potential for any other-than-temporary impairment charges;
•	adverse changes in interest rates or credit spreads;
•	the potential need to increase the level of the allowance for losses on program assets in the future;
•	legislative or regulatory actions that increase Farmer Mac’s applicable capital requirements; and
•	changes in generally accepted accounting principles (“GAAP”).

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

Farmer Mac may be adversely affected by weak economic conditions.

The continuing weakness in the economy may have an adverse effect on the value and performance of Farmer Mac’s assets.  The possible duration and severity of the adverse economic cycle is unknown, as the efficacy of legislative and regulatory efforts and programs to stabilize the economy remain uncertain.  Furthermore, there can be no assurance that economic conditions will improve in the near future.  To the extent that economic conditions, such as high unemployment or decreases in agricultural real estate values, negatively impact agricultural production or demand, Farmer Mac’s business, operating results or financial condition could be adversely affected.

Farmer Mac may experience writedowns of its investments in future periods, which could adversely affect the Corporation’s business, operating results, financial condition and capital levels.

Deterioration in financial and credit market conditions could reduce the fair value of Farmer Mac’s investment securities, particularly those securities that are less liquid and more subject to volatility.  Recent events in the credit markets have also necessitated an increase in the amount of judgment required to be exercised by management to value certain securities.  Furthermore, Farmer Mac relies on internal models to determine the fair value of certain investment securities, and those models could fail to produce reliable results.  Subsequent valuations of investment securities, in light of factors then prevailing, may result in significant changes in the value of the Corporation’s investment securities in the future.  In addition, recent legislative actions may limit Farmer Mac’s ability to rely on credit ratings for its investment securities, which may necessitate changes in the composition of Farmer Mac’s investment portfolio.  If Farmer Mac decides to sell any of the securities in its investment portfolio, the price ultimately realized will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value.

Changes in interest rates may cause volatility in financial results and capital levels.

Farmer Mac enters into financial derivatives transactions to hedge interest rate risks inherent in its business and applies fair value accounting to its financial derivatives transactions; it does not apply hedge accounting to those derivatives.  Although Farmer Mac’s financial derivatives provide highly effective economic hedges of interest rate risk, accounting guidance requires the losses on financial derivatives to be reflected in net income, while a majority of the offsetting economic gains on the hedged items are not, resulting in the possibility of volatile earnings under GAAP.  Another consequence of the changes in the fair values of financial derivatives being accounted for in earnings is the resulting effect on Farmer Mac’s regulatory core capital that is available to meet the Corporation’s statutory minimum capital requirement.

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

Recent events in the financial markets relating to volatility, liquidity and credit have challenged financial institutions, including Farmer Mac, to adapt and further develop profitability and risk management models adequate to address a wider range of possible market developments.  Farmer Mac’s techniques and strategies may not be effective in mitigating its risk exposure in all economic market environments or against all types of risk, including risks that Farmer Mac fails to identify or anticipate.  Some of Farmer Mac’s qualitative tools and metrics for managing risk are based upon its use of observed historical market behavior.  Farmer Mac applies statistical and other tools to these observations to quantify its risks.  These tools and metrics may fail to predict future risk.  Such failures could, for example, arise from factors Farmer Mac did not anticipate or correctly evaluate in its models.  In addition, Farmer Mac’s quantified modeling does not take into account all risks.  Farmer Mac’s more qualitative approach to managing those risks could prove insufficient, exposing it to material unanticipated losses.  The inability of Farmer Mac to effectively identify and manage the risks inherent in its business could have a material adverse effect on its business, operating results, financial condition and capital levels.

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

Farmer Mac currently occupies its principal offices, which are located at 1133 Twenty-First Street, N.W., Suite 600, Washington, D.C. 20036, under the terms of a lease that expires on November 30, 2011. On December 6, 2010 Farmer Mac entered into a Sublease agreement for new principal office space located on one floor at 1999 K Street, N.W., Washington, D.C. 20006. The Sublease commences October 1, 2011 and expires on August 30, 2024. Farmer Mac also maintains an office located at 5408 NW 88th, Suite 120, Johnston, Iowa 50131, under the terms of a lease that commenced on November 1, 2010 and that expires on October 31, 2015. Farmer Mac moved its Iowa office from 1517 North Ankeny Boulevard, Ankeny, Iowa 50021, where the lease expired on November 14, 2010. Farmer Mac’s offices are suitable and adequate for its current and currently anticipated needs.

Item 3.	Legal Proceedings

None.

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
	Sales Prices
	Class A Stock		Class C Stock
	High	Low	High	Low
	(per share)
2011
First quarter (through March 4, 2011)	$15.25	$12.08	$20.27	$14.82

2010
Fourth quarter	$13.40	$9.00	$17.02	$10.40
Third quarter	12.79	7.59	16.24	10.42
Second quarter	17.37	11.00	23.54	12.20
First quarter	10.00	6.41	11.33	6.85

2009
Fourth quarter	$7.58	$5.29	$9.63	$6.11
Third quarter	8.12	2.99	11.49	4.11
Second quarter	6.16	2.00	8.38	2.62
First quarter	3.50	1.81	4.47	2.40

As of March 4, 2011, Farmer Mac estimates that there were 1,161 registered owners of the Class A voting common stock, 87 registered owners of the Class B voting common stock and 1,086 registered owners of the Class C non-voting common stock.

The dividend rights of all three classes of the Corporation’s common stock are the same, and dividends may be paid on common stock only when, as, and if declared by Farmer Mac’s board of directors in its sole discretion.  From fourth quarter 2004 through fourth quarter 2008 and from first quarter 2009 through fourth quarter 2010, Farmer Mac paid a quarterly dividend of $0.10 per share and $0.05 per share, respectively, on all classes of the Corporation’s common stock.  On February 3, 2011, Farmer Mac’s board of directors declared a quarterly dividend of $0.05 per share on the Corporation’s common stock payable on March 31, 2011.  The board reduced the quarterly dividend in 2009 compared to 2008 to preserve capital based on its assessment of the uncertain outlook for capital market conditions and to ensure that Farmer Mac had adequate capital to meet its statutory capital requirements and support new business.  Farmer Mac’s ability to pay dividends on its common stock is subject to the payment of dividends on its outstanding preferred stock.  Farmer Mac’s ability to declare and pay dividends could also be restricted if it were to fail to comply with regulatory capital requirements.  See “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement Levels.”

Information about securities authorized for issuance under Farmer Mac’s equity compensation plans appears under “Equity Compensation Plans” in the Corporation’s definitive proxy statement to be filed on or about April 28, 2011.  That portion of the definitive proxy statement is incorporated by reference into this Annual Report on Form 10-K.

Farmer Mac is a federally chartered instrumentality of the United States and its common stock is exempt from registration pursuant to Section 3(a)(2) of the Securities Act.  Two types of transactions related to Farmer Mac common stock occurred during fourth quarter 2010 that were not registered under the Securities Act and not otherwise reported on a Current Report on Form 8-K:

•
On October 1, 2010, Farmer Mac granted stock appreciation rights under its 2008 Omnibus Incentive Plan with respect to an aggregate of 55,000 shares of Class C non-voting common stock, at an exercise price of $10.43 per share, to eleven non-officer employees as incentive compensation.

•
On October 20, 2010, pursuant to Farmer Mac’s policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 647 shares of its Class C non-voting common stock to the four directors who elected to receive such stock in lieu of their cash retainers.  The number of shares issued to the directors was calculated based on a price of $10.82 per share, which was the closing price of the Class C non-voting common stock on September 30, 2010 as reported by the New York Stock Exchange.

Performance Graph.  The following graph compares the performance of Farmer Mac’s Class A voting common stock and Class C non-voting common stock with the performance of the New York Stock Exchange Composite Index (the “NYSE Comp”) and the Standard & Poor’s 500 Diversified Financials Index (the “S&P Div Fin”) over the period from December 31, 2005 to December 31, 2010.  The graph assumes that $100 was invested on December 31, 2005 in each of:  Farmer Mac’s Class A voting common stock; Farmer Mac’s Class C non-voting common Stock; the NYSE Comp; and the S&P Div Fin.  The graph also assumes that all dividends were reinvested into the same securities throughout the past five years.  Farmer Mac obtained the information contained in the performance graph from SNL Financial.

This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, and such performance graph shall not be incorporated by reference into any of Farmer Mac’s filings under the Securities Act or the Securities Exchange Act of 1934, as amended, and regulations promulgated thereunder (collectively, the “Exchange Act”), whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing (except to the extent Farmer Mac specifically incorporates this section by reference into such filing).

(b)	Not applicable.

(c)   Farmer Mac did not repurchase any shares of its common stock during 2010 or 2009.  See “Business—Farmer Mac Programs—Financing—Equity Issuance—Common Stock Repurchases” for information regarding Farmer Mac’s repurchases of its Class C non-voting common stock during 2008.

Item 6.	Selected Financial Data

The selected consolidated financial data presented below is summarized from Farmer Mac’s consolidated balance sheet data as of December 31, 2010 and the five-year period then ended, as well as selected results of operations data for the five-year period then ended.  This data should be reviewed in conjunction with the audited consolidated financial statements and related notes and with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	As of December 31,
Summary of Financial Condition:	2010	2009	2008	2007	2006
	(dollars in thousands)
Cash and cash equivalents	$729,920	$654,794	$278,412	$101,445	$877,714
Investment securities	1,763,329	1,131,895	1,235,859	2,624,366	1,830,904
Farmer Mac Guaranteed Securities	2,907,264	3,398,996	2,451,244	1,298,823	1,330,418
USDA Guaranteed Securities	1,317,444	-	-	-	-
Loans, net	2,558,599	753,720	774,596	766,219	775,421
Total assets	9,479,914	6,138,813	5,107,307	4,977,613	4,953,673
Notes payable:
Due within one year	4,509,419	3,662,898	3,757,099	3,829,698	3,298,097
Due after one year	3,430,656	1,908,713	887,999	744,649	1,296,691
Total liabilities	9,001,037	5,798,406	4,947,743	4,754,020	4,705,184
Mezzanine equity	-	144,216	144,216	-	-
Stockholders' equity	237,024	196,191	15,348	223,593	248,489
Non-controlling interest - preferred stock	241,853	-	-	-	-

Selected Financial Ratios:
Return on average assets (1)	0.28%	1.46%	-3.06%	0.09%	0.64%
Return on average common equity (2)	13.88%	113.70%	-158.24%	2.20%	14.03%
Average equity to assets (3)	2.77%	1.88%	2.37%	4.75%	5.32%
Average total equity to assets (4)	5.25%	4.45%	3.80%	4.75%	5.32%

	For the Year Ended December 31,
Summary of Operations:	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
Interest Income:
Net interest income after (provision)/ recovery for loan losses	$94,150	$83,055	$74,184	$44,668	$40,686
Non-interest income/(loss):
Guarantee and commitment fees	24,091	31,805	28,381	25,232	21,815
(Losses)/gains on financial derivatives and trading assets	(11,889)	64,570	(141,042)	(40,274)	1,617
Other-than-temporary impairment losses	-	(3,994)	(106,240)	-	-
Gains on asset sales and debt repurchases	266	4,934	2,689	288	1,150
Gains on the sale of real estate owned	10	-	-	130	809
Representation and warranty claims income	-	-	-	-	718
Lower of cost or fair value adjustment on loans held for sale	(8,748)	(139)	-	85	(85)
Other income	1,244	1,578	1,413	1,326	1,086
Non-interest income/(loss)	4,974	98,754	(214,799)	(13,213)	27,110
Non-interest expense	32,627	29,692	32,612	24,877	23,094
Income/(loss) before income taxes	66,497	152,117	(173,227)	6,578	44,702
Income tax expense/(benefit)	13,797	52,517	(22,864)	(83)	12,689
Net income/(loss)	52,700	99,600	(150,363)	6,661	32,013
Less: Net income attributable to non-controlling interest - preferred stock dividends	(20,707)	-	-	-	-
Preferred stock dividends	(4,129)	(17,302)	(3,717)	(2,240)	(2,240)
Loss on retirement of preferred stock	(5,784)	-	-	-	-
Net income/(loss) available to common stockholders	$22,080	$82,298	$(154,080)	$4,421	$29,773

Allowance for Losses Activity:
Provision/(recovery) for losses	$4,310	$5,242	$17,840	$(142)	$(3,408)
Net (recoveries)/charge-offs	(1,618)	7,490	5,292	526	690
Ending balance	20,115	14,187	16,435	3,887	4,555

Earnings Per Common Share and Dividends:
Basic earnings/(loss) per common share	$2.16	$8.12	$(15.40)	$0.43	$2.74
Diluted earnings/(loss) per common share	2.08	8.04	(15.40)	0.42	2.68
Common stock dividends per common share	0.20	0.20	0.40	0.40	0.40

Regulatory Capital:
Statutory minimum capital requirement	$300,996	$216,959	$193,476	$186,032	$174,539
Core capital	460,602	337,153	206,976	226,386	243,533
Minimum capital surplus	159,606	120,194	13,500	40,354	68,994

(1)	Calculated as net income/(loss) available to common stockholders divided by the simple average of beginning and ending total assets.
(2)	Calculated as net income/(loss) available to common stockholders divided by the simple average of beginning and ending stockholders' equity, net of preferred stock, at redemption value.
(3)	Calculated as the simple average of beginning and ending stockholders' equity divided by the simple average of beginning and ending total assets.
(4)
Calculated as the simple average of beginning and ending mezzanine equity, stockholders' equity and non-controlling interest - preferred stock divided by the simple average of beginning and ending total assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial information as of and for each of the years ended December 31, 2010, 2009 and 2008 is consolidated to include the accounts of Farmer Mac and its subsidiaries, Farmer Mac Mortgage Securities Corporation and Farmer Mac II LLC.  Farmer Mac II LLC was formed as a Delaware limited liability company in December 2009 to operate substantially all of the business related to the Farmer Mac II program – primarily the acquisition of USDA-guaranteed portions.  The business operations of Farmer Mac II LLC began in January 2010.  Since then, Farmer Mac operates only that part of the Farmer Mac II program that involves the issuance of Farmer Mac II Guaranteed Securities to investors other than Farmer Mac or Farmer Mac II LLC.

This discussion and analysis of financial condition and results of operations should be read together with Farmer Mac’s consolidated financial statements and the related notes to the consolidated financial statements for the fiscal years ended December 31, 2010, 2009 and 2008.

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

Management’s expectations for Farmer Mac’s future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties.  Various factors or events could cause Farmer Mac’s actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and uncertainties regarding:

•	the availability to Farmer Mac and Farmer Mac II LLC of debt financing and, if available, the reasonableness of rates and terms;

•	legislative or regulatory developments that could affect Farmer Mac;
•	fluctuations in the fair value of assets held by Farmer Mac and Farmer Mac II LLC;
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

Overview

With the new capital raised in early 2010, Farmer Mac improved its risk-bearing capacity and strengthened its balance sheet to be positioned to fulfill its congressional mission to provide capital and liquidity to rural America.  Farmer Mac’s excess capital above its statutory minimum capital requirement was $159.6 million as of December 31, 2010, compared to $120.2 million and $13.5 million as of December 31, 2009 and 2008, respectively.  During 2010, Farmer Mac’s new business volume totaled $3.0 billion, compared to $2.5 billion and $3.1 billion, respectively, during 2009 and 2008.  This new business brought Farmer Mac’s total outstanding loans, guarantees and commitments to $12.2 billion as of December 31, 2010, compared to $10.7 billion and $10.1 billion as of December 31, 2009 and 2008, respectively.

Farmer Mac’s GAAP net income available to common stockholders for 2010 was $22.1 million, compared to $82.3 million for 2009 and a net loss of $154.1 million for 2008.  GAAP net income for 2010 was affected by net losses on financial derivatives, reduced gains on trading assets, and fair value losses on loans held for sale, offset partially by higher net interest income.  In comparison, GAAP net income for 2009 included significant fair value gains on financial derivatives and trading assets.  Farmer Mac’s financial results for 2008 were severely adversely affected by impairment losses on investment securities that were subsequently liquidated during 2009.

In addition to GAAP net income, Farmer Mac uses core earnings, a non-GAAP financial measure, to measure corporate economic performance and develop financial plans because, in management’s view, core earnings more accurately represents Farmer Mac’s economic performance, transaction economics and business trends.  Farmer Mac’s core earnings were $25.4 million in 2010, compared to $16.1 million in 2009 and a loss of $81.5 million in 2008.  Core earnings in 2010 benefited from increased new business volume and an increased effective net interest spread of $66.5 million (106 basis points), compared to an effective net interest spread of $49.8 million (97 basis points) in 2009.  The loss in 2008 was driven by impairment charges on Farmer Mac’s investments in Fannie Mae preferred stock and Lehman Brothers Holdings Inc. senior debt securities.  See “—Results of Operations—Reconciliation of GAAP Net Income/(Loss) Available to Common Stockholders to Core Earnings” for more detail about core earnings.

Business growth in the Farmer Mac I program was robust during 2010, reflecting changed market conditions that caused borrowers and lenders to access the products Farmer Mac offers.  Specifically, there was a movement by borrowers to lock in longer-term fixed rates.  Lenders, as a group, were challenged to improve their liquidity and capital position, further adding to the desire to obtain the benefits of the agricultural secondary market offered by Farmer Mac.  During 2010, Farmer Mac purchased an aggregate of $900.0 million of Farmer Mac I AgVantage securities in seven transactions involving four different issuers.  Those purchases were the first Farmer Mac I program portfolio transactions of comparable size completed since third quarter 2008.  As of December 31, 2010, the outstanding balance of loans, guarantees and commitments in the Farmer Mac I program was $8.2 billion.  This represents an increase from $7.4 billion as of December 31, 2009, at which time the outstanding balance had fallen from $8.0 billion as of December 31, 2008.

Similarly, purchases of USDA-guaranteed portions (presented as “USDA Guaranteed Securities” on the consolidated balance sheets) by Farmer Mac II LLC continued at record levels in 2010, bringing that program total to $1.4 billion as of December 31, 2010.  In comparison, the outstanding balance of the Farmer Mac II program was $1.2 billion and $1.0 billion as of December 31, 2009 and 2008, respectively.

Steady growth in Farmer Mac’s Rural Utilities program also continued throughout 2010, with the purchase of $966.0 million of loans and AgVantage securities.  To date, this business has been in the form of both purchasing general obligation notes from CFC secured by eligible rural utilities loans in AgVantage structures and the direct purchases of electric distribution and G&T rural utilities loans from CFC.  In late 2009, Farmer Mac developed underwriting standards for the purchase of G&T loans and during third quarter 2010, Farmer Mac purchased its first of these types of rural utilities loans.  As of December 31, 2010, 2009 and 2008, the outstanding balance of the Rural Utilities program was $2.6 billion, $2.1 billion and $1.1 billion, respectively.

Conditions in the agricultural sector in 2010 continued to be more stable than the national economy in general.  Profitability in the protein sector (i.e., cattle, poultry and pork producers) improved significantly as a result of increased commodity prices, though the dramatic rise in feed costs has put pressure on profit margins.  Ethanol margins tightened during the first three quarters of 2010 with the last quarter providing greater profit opportunities as a result of higher prices received for ethanol.  The dairy sector, which experienced operating losses throughout most of 2009 due to oversupply and the worldwide economic slowdown, experienced a return to breakeven or profitable levels during 2010 as supply and demand conditions came back into balance and the price of milk rose.  In addition, competing interests for the water supply have limited the flow to farmers in some areas of California to a level well below that embedded in long-standing water contract agreements.  See “—Results of Operations—Outlook” and “—Risk Management—Credit Risk – Loans” for more detail about the outlook for certain agricultural industries.

As of December 31, 2010, Farmer Mac’s 90 day delinquencies were $70.2 million, up from $49.5 million as of December 31, 2009.  Farmer Mac’s non-performing assets (which in addition to 90-day delinquencies include REO and loans in bankruptcy) were $81.8 million as of December 31, 2010, also up from $62.0 million as of December 31, 2009.  Those increases are primarily attributable to increases in non-performing assets in the crops and permanent plantings segments.

As of December 31, 2010, Farmer Mac’s ethanol exposure, which includes loans held and loans subject to LTSPCs, was $233.8 million with exposure to 29 different plants in 10 states and an additional $22.0 million of undisbursed commitments.  Other than the undisbursed commitments and the servicing of troubled ethanol loans, Farmer Mac does not expect to add more ethanol loan exposure to its portfolio.  See “—Risk Management—Credit Risk – Loans” for more detail about Farmer Mac’s ethanol portfolio.  During 2010, Farmer Mac recorded provisions to its allowance for losses of $4.3 million, compared to provisions of $5.2 million during 2009, and provisions of $17.8 million during 2008.  As of December 31, 2010, the total allowance for losses was $20.1 million, compared to $14.2 million as of December 31, 2009.

Further discussion of Farmer Mac’s financial results and a reconciliation of Farmer Mac’s GAAP net income available to common stockholders to core earnings is presented in “—Results of Operations.”

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

Allowance for Losses

Farmer Mac maintains an allowance for losses to cover estimated probable losses incurred as of the balance sheet date on loans held (“allowance for loan losses”) and loans underlying LTSPCs and Farmer Mac Guaranteed Securities (“reserve for losses”) based on available information in accordance with Financial Accounting Standards Board (“FASB”) standards on accounting for contingencies and on measuring individual impairment of a loan.  Farmer Mac’s methodology for determining the allowance for losses separately considers its portfolio segments – Farmer Mac I, Farmer Mac II, and Rural Utilities, and disaggregates its analysis, where relevant, into classes of financing receivables, which currently include loans and AgVantage securities.  Further disaggregation to commodity type is performed, where appropriate, in analyzing the need for an allowance for losses.

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

The total allowance for losses consists of a general allowance for losses and a specific allowance for impaired loans.

General Allowance for Losses

Farmer Mac I

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

Management believes that its use of this methodology produces a reasonable estimate of inherent, probable losses, as of the balance sheet date, for all loans included in the Farmer Mac I portfolio, including loans held and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs.

No allowance for losses has been provided for loans underlying Farmer Mac I AgVantage securities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible loans in an amount at least equal to the outstanding principal amount of the security, with some level of overcollateralization also required for Farmer Mac I AgVantage securities.  Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.

Farmer Mac II

No allowance for losses has been provided for USDA Guaranteed Securities or Farmer Mac II Guaranteed Securities.  The USDA-guaranteed portions presented as “USDA Guaranteed Securities” on the consolidated balance sheets, as well as those that collateralize Farmer Mac II Guaranteed Securities, are guaranteed by the USDA.  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  Farmer Mac excludes these guaranteed portions from the credit risk metrics it discloses because of the USDA guarantee.

Rural Utilities

No allowance for losses has been provided for the portfolio segment related to the Rural Utilities program, based on the credit quality of the collateral supporting rural utilities assets and Farmer Mac’s counterparty risk analysis.  Farmer Mac separately evaluates the rural utilities loans it owns, as well as the lender obligations and loans underlying or securing its Farmer Mac Guaranteed Securities – Rural Utilities, including AgVantage securities, to determine if there are any probable losses inherent in those assets.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible loans in an amount at least equal to the outstanding principal amount of the security.

Specific Allowance for Impaired Loans

Farmer Mac specifically analyzes certain loans in its portfolio for impairment.  Farmer Mac’s impaired assets generally include:

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

For loans with an updated appraised value, other updated collateral valuation or management’s estimate of discounted collateral value, this analysis includes the measurement of the fair value of the underlying collateral for individual loans relative to the total recorded investment, including principal, interest and advances and net of any charge-offs.  In the event that the collateral value does not support the total recorded investment, Farmer Mac specifically provides an allowance for the loan for the difference between the recorded investment and its fair value, less estimated costs to liquidate the collateral.  Estimated selling costs are based on historical selling costs incurred by Farmer Mac.  For the remaining impaired assets without updated valuations, this analysis is performed in the aggregate in consideration of the similar risk characteristics of the assets and historical statistics.

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

Effective January 1, 2008, Farmer Mac adopted new accounting guidance on fair value measurements and disclosures that defines fair value, establishes a hierarchy for ranking fair value measurements, and expands disclosures about fair value measurements.  The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price).

In determining fair value, Farmer Mac uses various valuation approaches, including market and income approaches.  The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  When available, the fair value of Farmer Mac’s financial instruments is based on quoted market prices, valuation techniques that use observable market-based inputs or unobservable inputs that are corroborated by market data.  Pricing information obtained from third parties is internally validated for reasonableness prior to use in the consolidated financial statements.

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

Farmer Mac’s assets and liabilities presented at fair value in the consolidated balance sheets on a recurring basis include investment securities, Farmer Mac Guaranteed Securities, USDA Guaranteed Securities and financial derivatives.  The changes in fair value from period to period are recorded either in the consolidated balance sheets to accumulated other comprehensive income or in the consolidated statements of operations as gains/(losses) on financial derivatives or gains/(losses) on trading assets.

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

As of December 31, 2010, Farmer Mac’s assets and liabilities recorded at fair value included financial instruments valued at $4.6 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 49 percent of total assets and 71 percent of financial instruments measured at fair value as of December 31, 2010.  Assets underlying (or, in the case of USDA Guaranteed Securities, consisting of) these financial instruments measured as level 3 primarily include the following:

Type of Financial Instrument	Underlying Assets
Farmer Mac I Guaranteed Securities	Agricultural real estate mortgage loans eligible under the standards for the Farmer Mac I program.

Farmer Mac II Guaranteed Securities	Portions of loans guaranteed by the USDA pursuant to the Consolidated Farm Rural Development Act.

USDA Guaranteed Securities	Portions of loans guaranteed by the USDA pursuant to the Consolidated Farm Rural Development Act.

Farmer Mac Guaranteed Securities – Rural Utilities	General obligations of CFC and/or loans made to rural electric distribution cooperatives by CFC.

Auction-rate certificates (“ARCs”)	Guaranteed student loans that are backed by the full faith and credit of the United States.

Further information regarding fair value measurement is included in Note 13 to the consolidated financial statements.

Other-than-Temporary Impairment of Investment Securities

If the fair value of a security is less than its amortized cost basis as of the balance sheet date, Farmer Mac assesses whether the impairment is temporary or other-than-temporary.  Other-than-temporary impairment occurs when the fair value of an available-for-sale security is below its amortized cost, and it is determined that management (1) has the intent to sell the security or (2) more likely than not will be required to sell the security before its anticipated recovery.  In these cases, the entire difference between the amortized cost basis of the security and the fair value as of the balance sheet date is recognized as other-than-temporary impairment in earnings.

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

Results of Operations

Farmer Mac’s GAAP net income available to common stockholders for 2010 was $22.1 million or $2.08 per diluted common share, compared to $82.3 million or $8.04 per diluted common share for 2009, and a net loss of $154.1 million or $15.40 per diluted common share for 2008.

Farmer Mac uses core earnings, a non-GAAP financial measure, to measure corporate economic performance and develop financial plans because, in management’s view, core earnings more accurately represents Farmer Mac’s economic performance, transaction economics and business trends.  Core earnings differs from GAAP net income primarily by excluding: (1) unrealized gains or losses on financial derivatives and trading assets, (2) lower of cost or fair value adjustments on loans held for sale and (3) other items related to the retirement of preferred stock and the amortization of premiums on assets consolidated at fair value.  Farmer Mac’s disclosure of this non-GAAP measure is not intended to replace GAAP information but, rather, to supplement it.

Farmer Mac’s core earnings were $25.4 million or $2.39 per diluted common share in 2010, compared to $16.1 million or $1.58 per diluted common share in 2009, and a loss of $81.5 million or $8.15 per diluted common share in 2008.  Core earnings in 2010 benefited from increased new business volume and an increased effective net interest spread of $66.5 million (106 basis points), compared to an effective net interest spread of $49.8 million (97 basis points) in 2009.  The losses in 2008 were driven by impairment charges on Farmer Mac’s investments in Fannie Mae preferred stock and Lehman Brothers Holdings Inc. senior debt securities.  A reconciliation of Farmer Mac’s GAAP net income available to common stockholders to core earnings is presented in the following table, and those reconciling items are described in more detail below the table.

Reconciliation of GAAP Net Income/(Loss) Available to Common Stockholders to Core Earnings
	For the Year Ended December 31,
	2010		2009		2008
		Per Diluted		Per Diluted		Per Diluted
		Share		Share		Share
	(in thousands, except per share amounts)
GAAP net income/(loss) available to common stockholders	$22,080	$2.08	$82,298	$8.04	$(154,080)	$(15.40)
Less the net of tax effects of:
Unrealized gains/(losses) on financial derivatives	13,046	1.23	39,949	3.90	(66,027)	(6.60)
Unrealized gains/(losses) on trading assets	3,426	0.32	28,128	2.75	(6,915)	(0.69)
Amortization of premiums on assets consolidated at fair value	(7,617)	(0.72)	-	-	-	-
Issuance costs on the retirement of preferred stock	(5,784)	(0.54)	-	-	-	-
Net effects of settlements on agency forward contracts	(670)	(0.06)	(1,927)	(0.19)	372	0.04
Lower of cost or fair value adjustment on loans held for sale	(5,686)	(0.54)	-	-	-	-
Core earnings/(loss)	$25,365	$2.39	$16,148	$1.58	$(81,510)	$(8.15)
Impairment losses on investments	-	-	(3,994)	(0.39)	(106,240)	(10.62)
Total	$25,365	$2.39	$20,142	$1.97	$24,730	$2.47

Farmer Mac excludes the after-tax effect of unrealized gains/(losses) resulting from changes in the fair values of financial derivatives and trading assets from core earnings.  Changes in the fair values of financial derivatives and trading assets have historically contributed significant volatility to Farmer Mac’s periodic GAAP earnings.  Consistent with that trend, Farmer Mac recorded unrealized gains of $20.1 million for fair value changes on its financial derivatives for 2010, compared to unrealized gains of $61.7 million and unrealized losses of $101.1 million for 2009 and 2008, respectively.  Fair value gains on trading assets totaled $5.3 million for 2010, compared to gains of $43.3 million for 2009 and losses of $10.6 million for 2008.  While these volatile changes in fair values may at times produce significant losses, as was the case in 2008, they may also produce significant income, as was the case in 2009.  Future changes in those values cannot be reliably predicted; however, as of December 31, 2010, the cumulative fair value after-tax losses recorded on financial derivatives was $46.9 million.  Over time, Farmer Mac will realize in earnings the net effect of the cash settlements on its interest rate swap contracts, which may produce either income or expense, but is expected to generate positive net effective spread when combined with the interest received and paid on the assets and liabilities Farmer Mac holds on its balance sheet.  Any positive net effective spread will build retained earnings and capital over time.  Although the unrealized fair value fluctuations experienced throughout the term of the financial derivatives will temporarily impact earnings and capital, those fluctuations will have no permanent effect upon maturity.

Farmer Mac also excludes from core earnings amortization of premiums on assets consolidated at fair value.  Upon the adoption of the new accounting guidance on consolidation on January 1, 2010, Farmer Mac determined itself to be the primary beneficiary of certain variable interest entities (“VIEs”) where Farmer Mac held beneficial interests in trusts used as vehicles for the securitization of rural utilities loans.  Upon consolidation, Farmer Mac transferred these assets from “Farmer Mac Guaranteed Securities” to “Loans held for investment in consolidated trusts” on its consolidated balance sheet.  Farmer Mac transferred these assets at their fair value, which resulted in an unamortized premium of $42.7 million.  This premium is being amortized over the contractual lives of the underlying loans.

In January 2010, Farmer Mac contributed substantially all of the assets, in excess of $1.1 billion, comprising the Farmer Mac II program to a subsidiary, Farmer Mac II LLC.  Farmer Mac transferred these assets at their fair value, which resulted in an unamortized premium of $39.1 million being recorded by Farmer Mac II LLC.  This premium is being amortized over the estimated remaining lives of the underlying USDA-guaranteed portions.  The after-tax effect of this premium, along with the premium described above, is excluded from Farmer Mac’s core earnings.

Farmer Mac retired and repurchased all of the outstanding shares of Series B Preferred Stock with proceeds from the $250.0 million Farmer Mac II LLC Preferred Stock issued in January 2010.  As a result of the repurchase, Farmer Mac wrote off $5.8 million of deferred issuance costs related to the Series B Preferred Stock.  This write-off is presented as “Loss on retirement of preferred stock” on the consolidated statements of operations and is excluded from Farmer Mac’s core earnings.

Farmer Mac routinely enters into forward sales contracts on the debt of other GSEs to reduce its interest rate exposure on forecasted future debt issuances.  In its calculation of core earnings, Farmer Mac reverses the gains or losses resulting from the net settlement of these contracts in the period of settlement and amortizes them over the lives of the associated debt issuances.  The after-tax net effect of these items is shown as a reconciling item in the table above.

Unrealized gains and losses recorded to adjust the carrying value of loans held for sale to the lower of cost or fair value are also excluded from core earnings.  Farmer Mac recorded losses of $8.7 million and $0.1 million, respectively, during 2010 and 2009, compared to no adjustment in 2008.  The increase in unrealized losses during 2010 was the result of a larger portfolio of loans held for sale, wider mortgage spreads and higher interest rates compared to 2009.  The after-tax net effect of these losses is omitted from Farmer Mac’s core earnings.

The following sections provide more detail regarding specific components of Farmer Mac’s results of operations.

Net Interest Income.  Net interest income was $96.0 million for 2010, $85.9 million for 2009 and $88.7 million for 2008.  Beginning in 2010, net interest income includes the reclassification of guarantee fees related to certain Farmer Mac Guaranteed Securities previously reported as off-balance sheet as a result of the adoption of the new consolidation guidance.  For the year ended December 31, 2010, this reclassification resulted in an increase in net interest income of $4.6 million and a decrease in the net interest yield of 15 basis points.  The decrease in the net interest yield is the result of the average rate on guarantee fees being lower than the net interest spread earned on assets Farmer Mac purchases and holds on-balance sheet.  The overall net interest yield was 130 basis points for the year ended December 31, 2010, compared to 168 basis points and 162 basis points for the years ended December 31, 2009 and 2008, respectively.

The following table provides information regarding interest-earning assets and interest bearing liabilities for the years ended December 31, 2010, 2009 and 2008.  The balance of non-accruing loans is included in the average balance of interest-earning loans and Farmer Mac and USDA Guaranteed Securities presented, though the related income is accounted for on a cash basis.  Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly.  The balance of consolidated loans with beneficial interests owned by third parties is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities.  The interest income and expense associated with these trusts are shown in the net effect of consolidated trusts.  The average rate earned on cash and investments reflects lower short-term market rates during 2010 compared to 2009 and 2008.  The lower average rate on loans, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities during 2010 reflects the decline in market rates reflected in the rates on loans acquired or reset during the past year.  The lower average rate on Farmer Mac’s notes payable due within one year is consistent with general trends in average short-term rates during the periods presented.  The downward trend in the average rate on notes payable due after one year reflects the retirement of older debt and the issuance of new debt at lower market rates during the latter part of 2008, throughout 2009 and 2010.

	For the Year Ended December 31,
	2010			2009			2008
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$1,654,998	$27,497	1.66%	$1,419,714	$28,727	2.02%	$2,928,424	$113,722	3.88%
Loans, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities (1)	4,630,430	155,001	3.35%	3,682,166	147,766	4.01%	2,540,802	141,973	5.59%
Total interest-earning assets	6,285,428	182,498	2.90%	5,101,880	176,493	3.46%	5,469,226	255,695	4.68%
Funding:
Notes payable due within one year	3,111,464	9,752	0.31%	3,104,198	24,150	0.78%	3,731,051	98,049	2.63%
Notes payable due after one year (2)	2,748,805	81,330	2.96%	1,781,974	66,435	3.73%	1,521,305	68,931	4.53%
Total interest-bearing liabilities (3)	5,860,269	91,082	1.55%	4,886,172	90,585	1.85%	5,252,356	166,980	3.18%
Net non-interest-bearing funding	425,159	-		215,708	-		216,870	-
Total funding	6,285,428	91,082	1.45%	5,101,880	90,585	1.78%	5,469,226	166,980	3.05%
Net interest income/yield prior to consolidation of certain trusts	6,285,428	91,416	1.45%	5,101,880	85,908	1.68%	5,469,226	88,715	1.62%
Net effect of consolidated trusts (4)	1,078,027	4,627	0.43%	-	-	0.00%	-	-	0.00%
Adjusted net interest income/yield	$7,363,455	$96,043	1.30%	$5,101,880	$85,908	1.68%	$5,469,226	$88,715	1.62%

(1) Excludes interest income of $56.2 million in 2010 related to consolidated trusts with beneficial interests owned by third parties.
(2) Includes current portion of long-term notes.
(3) Excludes interest expense of $51.6 million in 2010 related to consolidated trusts with beneficial interests owned by third parties.
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

	2010 vs. 2009			2009 vs. 2008
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$(5,581)	$4,351	$(1,230)	$(40,947)	$(44,048)	$(84,995)
Loans, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	(26,980)	34,215	7,235	(46,938)	52,731	5,793
Total	(32,561)	38,566	6,005	(87,885)	8,683	(79,202)
Expense from interest-bearing liabilities	(15,950)	16,447	497	(65,447)	(10,948)	(76,395)
Change in net interest income prior to consolidation of certain trusts (1)	$(16,611)	$22,119	$5,508	$(22,438)	$19,631	$(2,807)

(1) Excludes the effect of consolidated trusts with beneficial interests owned by third parties.

In addition to the guarantee fee reclassification described above, the net interest yield includes yield maintenance payments received upon the early payoff of certain borrowers’ loans, the amortization of premiums on assets consolidated at fair value and the amortization of discounts on certain prepaid loans and excludes the accrual of income and expense related to the contractual amounts due on financial derivatives.  The following paragraphs describe the effects of these items on the net interest yield and the table below presents them as adjustments to reconcile to the net effective spread Farmer Mac earns on the difference between its interest-earning assets and its net funding costs, including payments for income and expense related to financial derivatives.

Farmer Mac uses interest rate swap contracts to manage its interest rate risk exposure by modifying the interest rate reset or maturity characteristics of certain assets and liabilities.  Farmer Mac accounts for its financial derivatives as undesignated financial derivatives.  Accordingly, the Corporation presents the income or expense related to the contractual amounts due on financial derivatives as “(Losses)/gains on financial derivatives” on the consolidated statements of operations.  Farmer Mac includes the effect of these items in its calculation of net effective spread.  For the years ended December 31, 2010, 2009 and 2008, expenses related to financial derivatives were $34.1 million (54 basis points), $35.7 million (70  basis points) and $27.0 million (49 basis points), respectively.

Net interest income and net interest yields for 2010, 2009 and 2008 include the benefits of yield maintenance payments of $1.1 million (2 basis points), $0.5 million (1 basis point) and $3.6 million (7 basis points), respectively.   Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans.  Because the timing and size of these payments vary greatly, variations do not necessarily indicate positive or negative trends to gauge future financial results.

Upon the adoption of the new consolidation guidance on January 1, 2010, Farmer Mac determined itself to be the primary beneficiary of certain VIEs where Farmer Mac held beneficial interests in trusts used as vehicles for the securitization of agricultural real estate mortgage loans or rural utilities loans.  Upon consolidation, Farmer Mac reclassified these assets from “Farmer Mac Guaranteed Securities” to “Loans held for investment in consolidated trusts” on the consolidated balance sheets.  The reclassified assets on January 1, 2010 included Farmer Mac Guaranteed Securities – Rural Utilities with an unpaid principal balance of $412.9 million and a fair value of $455.6 million.  Farmer Mac was reporting these assets at their fair values, with changes in fair value recorded in earnings, based on its election of the fair value option in 2008.  Upon consolidation of the underlying rural utilities loans, Farmer Mac reclassified the unrealized gain of $42.7 million as of January 1, 2010 to unamortized premiums on loans held for investment.  The related premium is being amortized over the contractual lives of the underlying rural utilities loans.

On January 25, 2010, Farmer Mac contributed substantially all of the assets, in excess of $1.1 billion, comprising the Farmer Mac II program to Farmer Mac’s subsidiary, Farmer Mac II LLC.  Farmer Mac transferred these assets at their fair value, which resulted in an unamortized premium of $39.1 million being recorded by Farmer Mac II LLC.  This premium is being amortized over the estimated remaining lives of the underlying USDA-guaranteed portions.

Farmer Mac’s net interest income and net interest yield for the year ended December 31, 2010 include expenses of $11.7 million (19 basis points) related to the amortization of the premiums described above.

As of December 31, 2009, Farmer Mac presented its outstanding loans resulting from the sale of four ethanol plants as “Loans held for investment” on the consolidated balance sheets and recorded its investment at $40.2 million, which included $43.4 million of unpaid principal loan balances, net of a $3.2 million deferred gain resulting from the sale of four REO properties.  Because Farmer Mac, as part of a lender group, provided a significant portion of the financing, with little or no initial net investment from the purchasers, Farmer Mac did not recognize a gain upon the sale of the REO properties.  These gains are recognized over time as the purchasers make principal payments on the loans.  During third quarter 2010, one of the loans secured by an ethanol plant paid off in its entirety, resulting in net interest income of $1.4 million, or 2 basis points on the net interest yield for the year ended December 31, 2010.

The following table presents the net effective spread between Farmer Mac’s interest-earning assets and its net funding costs.  This spread is measured by including income or expense related to financial derivatives and subtracting yield maintenance payments, the amortization of premiums on assets consolidated at fair value and the amortization of discounts on certain prepaid loans.

	For the Year Ended December 31,
	2010		2009		2008
	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income/yield prior to consolidation of certain trusts	$91,416	1.45%	$85,908	1.68%	$88,715	1.62%
Expense related to financial derivatives	(34,146)	-0.54%	(35,676)	-0.70%	(26,975)	-0.49%
Yield maintenance payments	(1,090)	-0.02%	(454)	-0.01%	(3,556)	-0.07%
Amortization of premiums on assets consolidated at fair value	11,719	0.19%	-	-	-	-
Amortization of discounts on certain prepaid loans (1)	(1,421)	-0.02%	-	-	-	-
Net effective spread	$66,478	1.06%	$49,778	0.97%	$58,184	1.06%

(1) Includes income recognition as a result of an early payoff of a loan secured by an ethanol plant.

The increase in net effective spread during 2010 was in part due to the retirement of long-term callable debt and the simultaneous refinancing at lower rates.  During 2008, Farmer Mac’s short-term borrowing costs were significantly more advantageous than historical levels, with exceedingly favorable issuance spreads relative to the corresponding LIBOR rate.  These favorable issuance spreads continued into 2009, but to a lesser extent than 2008.  In addition, the refinancing of long-term callable debt at lower rates had less of an impact in 2009 than 2010.  The combination of these two items resulted in a lower net effective spread in 2009 compared to 2010 and 2008.

Provision for Loan Losses.  During 2010, Farmer Mac recorded provisions to its allowance for loan losses of $1.9 million, charge-offs of $0.6 million, and recoveries of $2.2 million.  The provisions to the allowance for loan losses during 2010 include:

•	the reclassification of $2.0 million from the reserve for losses to the allowance for loan losses upon adoption of new consolidation guidance in first quarter 2010;

•	increased provisions of $2.1 million; offset by

•	recoveries of $2.2 million on a loan secured by an ethanol plant.

During 2009 and 2008, Farmer Mac recorded provisions to its allowance for loan losses of $2.9 million and $14.5 million, charge-offs of $8.5 million and $5.3 million, and recoveries of $1.0 million and $16,000, respectively.  The activity in the allowance for loan losses in 2009 and 2008 was largely attributable to defaulted ethanol loans previously purchased from AgStar Financial Services, a related party at the time of purchase, pursuant to the terms of an LTSPC agreement.  As of December 31, 2010, Farmer Mac’s total allowance for loan losses was $9.8 million, compared to $6.3 million as of December 31, 2009.  See “—Risk Management—Credit Risk – Loans.”

Provision for Losses.  During 2010, Farmer Mac recorded provisions to its reserve for losses of $4.4 million.  The provisions recorded during 2010 primarily relate to Farmer Mac’s exposure to the ethanol and timber industries pursuant to loans underlying LTSPCs.  These provisions were partially offset by the reclassification of $2.0 million from the reserve for losses to the allowance for loan losses upon adoption of the new consolidation guidance in first quarter 2010.  During 2009 and 2008, Farmer Mac recorded provisions to its reserve for losses of $2.4 million and $3.3 million, respectively.  These provisions were largely attributable to Farmer Mac’s exposure to the ethanol industry.  As of December 31, 2010, Farmer Mac’s reserve for losses was $10.3 million, compared to $7.9 million as of December 31, 2009.  See “—Risk Management—Credit Risk – Loans.”

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, were $24.1 million for 2010, compared to $31.8 million for 2009 and $28.4 million for 2008.  Guarantee and commitment fees for 2010 reflect the reclassification of $4.6 million to net interest income related to Farmer Mac Guaranteed Securities previously reported as off-balance sheet as a result of the adoption of the new consolidation guidance.

Gains and Losses on Financial Derivatives.  Farmer Mac accounts for its financial derivatives as undesignated financial derivatives and does not apply hedge accounting.  The net effect of gains and losses on financial derivatives recorded in Farmer Mac’s consolidated statements of operations was net losses of $17.2 million for 2010, net gains of $21.3 million for 2009 and net losses of $130.4 million for 2008.  The components of gains and losses on financial derivatives for the years ended December 31, 2010, 2009 and 2008 are summarized in the following table:

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)
Realized:
Expense related to financial derivatives	$(34,146)	$(35,676)	$(26,975)
Losses due to terminations or net settlements	(3,074)	(4,463)	(1,876)
Unrealized gains/(losses) due to fair value changes	20,131	61,670	(101,129)
Amortization of financial derivatives transition adjustment	(70)	(234)	(423)
(Losses)/gains on financial derivatives	$(17,159)	$21,297	$(130,403)

The accrual of periodic cash settlements for interest paid or received from Farmer Mac’s interest rate swap contracts is shown as expense related to financial derivatives in the table above.  Payments or receipts to terminate derivative positions or net cash settle forward sales contracts on the debt of other GSEs and U.S. Treasury futures are included in losses due to terminations or net settlements.  Changes in the fair value of Farmer Mac’s open derivative positions are captured in unrealized gains/(losses) due to fair value changes and are primarily the result of fluctuations in market interest rates.  The amortization of the financial derivatives transition adjustment reflects the reclassification into earnings of the unrealized gains and losses on financial derivatives included in accumulated other comprehensive income as a result of the adoption of accounting guidance on derivatives.  During fourth quarter 2010, Farmer Mac reclassified the remaining derivatives transition adjustment of $50,000 into earnings.

For the years ended December 31, 2010, 2009 and 2008, Farmer Mac was a party to interest rate swap contracts with one related party, Zions First National Bank.  Farmer Mac realized expenses of $2.9 million, $3.3 million and $1.3 million during 2010, 2009 and 2008, respectively, related to these interest rate swap contracts.  Farmer Mac recognized unrealized gains of $0.3 million and $0.1 million during 2010 and 2009, respectively, compared to unrealized losses of $2.6 million during 2008 due to changes in the fair values of these interest rate swap contracts.  See Note 3 to the consolidated financial statements for more information on related party transactions.

Gains and Losses on Trading Assets.  During 2010, Farmer Mac recognized gains on trading assets of $5.3 million, compared to gains of $43.3 million for 2009 and losses of $10.6 million for 2008.  During first quarter 2010, Farmer Mac changed its primary source of valuation for its investment in the preferred stock of AgFirst Farm Credit Bank, which had previously been selected for the fair value option.  Taking into consideration its own recently executed trades during first quarter 2010, along with an increase in observable trading activity for this and similar securities, Farmer Mac determined that the best estimate of fair value for this security as of March 31, 2010, and continuing throughout 2010, was the fair value provided by an independent third party pricing service.  During 2010, Farmer Mac recorded $2.4 million of trading gains related to the change in the fair value of its investment in AgFirst Farm Credit Bank preferred stock.

During 2010, Farmer Mac also recorded trading gains of $2.6 million related to the change in the fair value of the USDA Guaranteed Securities contributed to its subsidiary, Farmer Mac II LLC, which had previously been selected for the fair value option.  Of the total $5.3 million of unrealized gains recognized on trading assets during 2010, $4.9 million relate to assets selected for the fair value option.

The gains recognized during 2009 are primarily the result of increases in the fair values of GSE preferred stock, Farmer Mac II Guaranteed Securities and Farmer Mac Guaranteed Securities – Rural Utilities of $18.4 million, $3.7 million and $20.8 million, respectively.  During first quarter 2009, Farmer Mac changed the inputs to its discounted cash flow model used to estimate the fair value of its investments in thinly traded GSE preferred stock.  The benchmark securities previously used to derive credit spreads for estimates of fair value as of December 31, 2008 were preferred stock issued by large national financial institutions.  The preferred stock securities of these large financial institutions experienced significant volatility during first quarter 2009 due to changes in the credit quality of the issuers and the market expectations regarding projected cash flows for the securities.  The change in the market expectations of projected future cash flows for those securities was inconsistent with the FCS preferred stock owned by Farmer Mac.  Had Farmer Mac estimated the fair value of the FCS preferred stock as of December 31, 2008 using the new methodology in place as of March 31, 2009, the fair values of those securities would have been $175.0 million, an increase of approximately $13.4 million from the estimated fair value of $161.6 million as of December 31, 2008.  For 2009, Farmer Mac recorded gains on trading assets of $42.9 million for changes in fair values of the assets selected for the fair value option.

On January 1, 2008, with the adoption of the accounting guidance on the fair value option for financial instruments, Farmer Mac elected to measure $600.5 million of investment securities and $427.3 million of Farmer Mac II Guaranteed Securities at fair value, with changes in fair value reflected in earnings as they occur.  During 2008, Farmer Mac selected an additional $113.3 million of Farmer Mac II Guaranteed Securities for the fair value option and also elected to measure put rights related to $119.9 million (par value) of its ARC holdings at fair value, with changes in fair value reflected in earnings as they occur.  For 2008, Farmer Mac recorded net losses on trading assets of $5.6 million for changes in fair values of the assets selected for the fair value option.

Farmer Mac made no fair value option elections during 2010 and 2009.

Other-than-Temporary Impairment Losses.  During 2010, Farmer Mac did not recognize any other-than-temporary impairment losses, compared to $4.0 million in 2009 and $106.2 million in 2008.  The other-than-temporary impairment losses in 2009 were recognized in earnings because they were deemed to be credit losses or management had the intent to sell the security as of the balance sheet date.   The significant losses in 2008 stemmed from Farmer Mac’s investments in Fannie Mae preferred stock and Lehman Brothers Holdings Inc. senior debt securities.

Gains on Sale of Available-for-Sale Investment Securities.  During 2010, 2009 and 2008, Farmer Mac realized net gains of $0.3 million, $3.4 million and $0.3 million, respectively, from the sale of securities from its available-for-sale investment portfolio.  The gains in 2009 were primarily attributable to Farmer Mac’s sale of all of its remaining investment in Lehman Brothers Holdings Inc. senior debt securities as to which the Corporation had recorded $54.5 million in other-than-temporary impairment losses during 2008.  Upon the sale of these securities in first quarter 2009, Farmer Mac recognized a recovery of $3.2 million.

Gains on Sale of Loans and Farmer Mac Guaranteed Securities.  During 2010, Farmer Mac did not realize any gains or losses on the sale of loans and Farmer Mac Guaranteed Securities.  During 2009 and 2008, Farmer Mac realized gains on the sale of loans held and Farmer Mac Guaranteed Securities of $1.6 million and $1.5 million, respectively.

Lower of Cost or Fair Value Adjustment on Loans Held for Sale.  During 2010 and 2009, Farmer Mac recorded unrealized losses of $8.7 million and $0.1 million, respectively, to adjust the carrying value of loans held for sale to their estimated fair value.  Farmer Mac recorded no lower of cost or fair value adjustments during 2008.  The increase in unrealized losses during 2010 was the result of a larger portfolio of loans held for sale, wider mortgage spreads and higher interest rates compared to 2009.

Compensation and Employee Benefits. Compensation and employee benefits were $17.2 million, $13.7 million and $15.3 million for 2010, 2009 and 2008, respectively.  The increase in 2010 from 2009 was due to increased employee headcount, higher accruals for incentive compensation due to improved results compared to prior years, and a change in the non-officer short-term incentive compensation structure from a two year vesting schedule to a one-time payment.  The decrease in 2009 from 2008 was due to accruals in 2008 for severance payments to the former Chief Executive Officer and Chief Financial Officer.

General and Administrative Expenses.  General and administrative expenses, including legal, independent audit, and consulting fees, were $8.6 million, $11.2 million and $11.9 million for 2010, 2009 and 2008, respectively.  The decrease in 2010 from prior years was largely attributable to advisory fees related to the issuance of Series B Preferred Stock and to legal and other advisory fees related to the development of Farmer Mac programs and corporate governance matters in 2008, which continued in 2009 in connection with the sale of Farmer Mac II LLC Preferred Stock.

Regulatory Fees.  Regulatory fees were $2.2 million, $2.1 million and $2.1 million for 2010, 2009 and 2008, respectively.  FCA has advised Farmer Mac that its estimated fees for the federal fiscal year ending September 30, 2011 will be $2.3 million, compared to $2.3 million for the federal fiscal year ended September 30, 2010.  The regulatory assessments from FCA for each of the examination periods corresponding approximately with each of the years ended December 31, 2010, 2009 and 2008 include both their originally estimated assessments and revisions to those estimates that reflect actual costs incurred.  These revisions have resulted in both additional assessments and refunds in the past.

REO Operating Costs.  During 2010, Farmer Mac recorded REO operating costs of $2.2 million, compared to $0.4 million and $0.1 million in 2009 and 2008, respectively.  The increased REO operating costs in 2010 were due mainly to the write-down of REO properties to their fair value (less estimated costs to sell).

Income Tax Expense/Benefit.  Income tax expense totaled $13.8 million in 2010, compared to tax expense of $52.5 million in 2009 and tax benefits of $22.9 million in 2008.  Income tax expense decreased significantly in 2010 primarily due to the decrease in pre-tax book income.  Farmer Mac’s effective tax rates for 2010, 2009 and 2008 were approximately 20.7 percent, 34.5 percent and 13.2 percent, respectively.  The reduction in the effective tax rate in 2010 was due primarily to the income attributed to the non-controlling interest in Farmer Mac II LLC, for which Farmer Mac does not incur income tax expense.  Farmer Mac’s tax rate for 2008 was largely attributable to significant pre-tax losses recognized on Farmer Mac’s derivative and investment portfolios, which were partially offset by the recognition of a deferred tax valuation allowance.

As of December 31, 2010, 2009 and 2008, Farmer Mac recorded a valuation allowance of $40.9 million, $41.1 million and $40.0 million, respectively, against the deferred tax assets arising primarily from capital loss carryforwards and losses related to Farmer Mac’s investments in Fannie Mae preferred stock and Lehman Brothers Holdings Inc. senior debt securities, which were subsequently liquidated in 2009, and losses on preferred stock held in its investment portfolio.  Because these losses were capital in nature, tax benefits can only be realized to the extent Farmer Mac would have offsetting capital gains.  Farmer Mac does not currently expect to produce sufficient capital gains within the five year carryforward period to recognize any material tax benefits related to these losses.  For more information about income taxes, see Note 10 to the consolidated financial statements.

Business Volume.  During 2010, Farmer Mac added $3.0 billion of program volume, compared to $2.5 billion and $3.1 billion in 2009 and 2008, respectively.  Farmer Mac’s outstanding program volume as of December 31, 2010 was $12.2 billion, compared to $10.7 billion and $10.1 billion as of December 31, 2009 and 2008, respectively.  During 2010, Farmer Mac:

•	purchased $382.7 million of newly originated Farmer Mac I eligible loans;
•	added $263.7 million of Farmer Mac I eligible loans under LTSPCs;
•	purchased $900.0 million of Farmer Mac I AgVantage securities;
•	purchased $313.0 million of loans under the Rural Utilities program;
•	purchased $652.9 million of Rural Utilities AgVantage securities; and
•	purchased $457.9 million of Farmer Mac II USDA-guaranteed portions.

The following table sets forth Farmer Mac I, Farmer Mac II and Rural Utilities loan purchase, LTSPC and guarantee activities for newly originated and current seasoned loans during the periods indicated:

Farmer Mac Loan Purchases, Guarantees and LTSPCs
	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)
Farmer Mac I:
Loans	$382,669	$195,318	$196,622
LTSPCs	263,741	234,166	530,363
Farmer Mac Guaranteed Securities - AgVantage	900,000	-	475,000
Farmer Mac II:
USDA Guaranteed Securities	437,751	-	-
Farmer Mac Guaranteed Securities	20,124	346,432	303,941
Rural Utilities:
Loans	313,028	28,644	-
Farmer Mac Guaranteed Securities - AgVantage	652,924	1,711,009	1,560,676
Total purchases, guarantees and commitments	$2,970,237	$2,515,569	$3,066,602

The increase in business volume under the Farmer Mac I program during 2010 compared to 2009 was attributable to the aggregate purchase of $900.0 million of Farmer Mac I AgVantage securities in seven transactions involving four different issuers, as well as increased loan purchase activity in the Farmer Mac I program due to attractive interest rates offered by Farmer Mac and farmers and ranchers reaching Farmer Mac’s commercial bank business partner’s sector or borrower exposure limits.   Similarly, during 2010, USDA Guaranteed Securities purchased by Farmer Mac were at increased levels compared to similar purchases classified as Farmer Mac II Guaranteed Securities in prior periods.  The decrease in business volume under the Farmer Mac I program during 2009 compared to 2008 was attributable in part to Farmer Mac’s requirement, beginning in late 2008, that business partners purchase Series C Preferred Stock in connection with new transactions in excess of $20.0 million.  That requirement reduced the flow of business volume from some of Farmer Mac’s traditional sources during 2009, particularly under the Farmer Mac I program.  Farmer Mac eliminated the Series C Preferred Stock investment requirement in December 2009.

The purchase price of newly originated and seasoned eligible loans and portfolios, none of which are delinquent at the time of purchase, is the fair value based on current market interest rates and Farmer Mac’s target net yield, which includes an amount to compensate Farmer Mac for credit risk that is similar to the guarantee or commitment fee it receives for assuming credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs.  Based on market conditions, Farmer Mac either retains the loans it purchases or securitizes them and sells Farmer Mac Guaranteed Securities backed by those loans.  Farmer Mac’s decision to retain loans it purchases is based on analysis of the underlying funding costs and resulting net interest income achievable over the lives of the loans.  The weighted-average age of the Farmer Mac I newly originated and current seasoned loans purchased and retained (excluding the purchases of defaulted loans) during both 2010 and 2009 was less than one year.  Of those loans, 73 percent and 54 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 15.8 years and 12.7 years, respectively.

During 2010, 2009 and 2008, Farmer Mac securitized loans it purchased and sold the resulting Farmer Mac Guaranteed Securities in the amount of $8.6 million, $28.7 million and $98.8 million, respectively.  Of the 2010 transactions, $5.7 million were sold to Zions First National Bank (“Zions”) and $2.9 million were sold to AgStar Financial Services, ACA (“AgStar”), both of which are related parties to Farmer Mac.  Of the 2009 transactions, $27.8 million was sold to Zions and $0.9 million was sold to AgStar.  Of the 2008 transactions, $96.1 million was sold to Zions and $2.7 million was sold to AgStar.  See Note 3 to the consolidated financial statements for more information about related party transactions.

The following table sets forth information regarding the Farmer Mac I Guaranteed Securities issued during the periods indicated:

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)

Loans securitized and sold as Farmer Mac I
Guaranteed Securities	$8,594	$28,736	$98,843
Farmer Mac Guaranteed Securities - AgVantage	900,000	-	475,000
Conversions of LTSPCs into Farmer Mac I
Guaranteed Securities	351,847	-	-
Total Farmer Mac I Guaranteed Securities Issuances	$1,260,441	$28,736	$573,843

The following table sets forth information regarding outstanding volume in each of Farmer Mac’s three programs as of the dates indicated:
Outstanding Balance of Farmer Mac Loans, Loans Underlying Farmer Mac Guaranteed Securities and LTSPCs and USDA Guaranteed Securities

	As of December 31,
	2010	2009	2008
	(in thousands)
Farmer Mac I:
Loans	$972,206	$733,422	$781,305
Loans held in trusts:
Beneficial interests owned by Farmer Mac	3,697	5,307	282,185
Beneficial interests owned by third party investors	821,411	-	-
Farmer Mac Guaranteed Securities	750,217	1,492,239	1,697,983
Farmer Mac Guaranteed Securities - AgVantage	3,886,500	2,993,800	2,998,300
LTSPCs	1,754,597	2,165,706	2,224,181
Farmer Mac II:
USDA Guaranteed Securities	1,297,439	-	-
Farmer Mac Guaranteed Securities	87,959	1,199,798	1,043,425
Rural Utilities:
Loans	339,963	28,644	-
Loans held in trusts:
Beneficial interests owned by Farmer Mac	400,228	412,948	424,941
Farmer Mac Guaranteed Securities - AgVantage	1,902,492	1,689,240	630,000
Total	$12,216,709	$10,721,104	$10,082,320

Of the $12.2 billion outstanding principal balance included in Farmer Mac’s three programs as of December 31, 2010, $5.8 billion are Farmer Mac Guaranteed Securities structured as AgVantage securities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Unlike business volume in the form of purchased loans and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, the Farmer Mac Guaranteed Securities structured as AgVantage securities do not pay down principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due.

The following table summarizes by maturity date the outstanding principal amount of AgVantage securities as of December 31, 2010.

AgVantage Balances by Year of Maturity
As of
December 31, 2010
(in thousands)

2011	$2,453,400
2012	497,000
2013	207,250
2014	760,900
2015	550,250
Thereafter	1,320,192
Total	$5,788,992

As shown in the table above, $2.5 billion of the outstanding $5.8 billion of AgVantage securities matures in 2011.  If any institution that issued a maturing AgVantage security does not refinance it through Farmer Mac and Farmer Mac does not find alternate sources of business volume, the Corporation’s income could be adversely affected, although the effect on income of less AgVantage business may not be material and will likely not be proportional to the amount of any decrease in business volume as a result of the maturity of AgVantage securities.  Of the $2.5 billion of AgVantage securities that mature in 2011, $500.0 million was refinanced by Metropolitan Life Insurance Company with Farmer Mac for an additional five year period in January 2011.

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

The following table presents Farmer Mac’s purchases of newly originated and current seasoned loans under the Farmer Mac I program and purchases of defaulted loans underlying Farmer Mac I Guaranteed Securities and LTSPCs for the periods indicated:

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)
Farmer Mac I newly originated and current seasoned loan purchases	$382,669	$195,318	$196,622
Defaulted loans purchased underlying Farmer Mac I Guaranteed Securities owned by third party investors	3,456	1,157	647
Defaulted loans purchased underlying LTSPCs	2,626	17,896	56,560
Defaulted loans underlying on-balance sheet Farmer Mac I Guaranteed Securities transferred to loans	-	2,216	1,072
Total loan purchases	$388,751	$216,587	$254,901

The purchases of defaulted loans underlying Farmer Mac I Guaranteed Securities and LTSPCs are pursuant to Farmer Mac’s obligations as guarantor and under its contractual commitments, respectively.  Farmer Mac may, in its sole discretion, purchase the defaulted loans underlying Farmer Mac Guaranteed Securities and is obligated to purchase defaulted loans underlying an LTSPC if requested by the counterparty.  With respect to the transfer of loans from on-balance sheet Farmer Mac I Guaranteed Securities to loans, when particular criteria are met, such as the default of the borrower, Farmer Mac becomes entitled to purchase the defaulted loans underlying Farmer Mac I Guaranteed Securities (commonly referred to as “removal-of-account” provisions).  Farmer Mac records all such defaulted loans at their unpaid principal balance during the period in which Farmer Mac becomes entitled to purchase the loans and therefore regains effective control over the transferred loans.  The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during 2010, 2009 and 2008 was 5 years, 3 years and 3 years, respectively.

For information regarding sellers in the Farmer Mac I and Farmer Mac II programs, see “Business—Farmer Mac Programs—Farmer Mac I—Sellers” and “Business—Farmer Mac Programs—Farmer Mac II—United States Department of Agriculture Guaranteed Loan Programs.”

Farmer Mac II LLC.  In January 2010, Farmer Mac contributed substantially all of the assets comprising the Farmer Mac II program (in excess of $1.1 billion) to Farmer Mac’s subsidiary, Farmer Mac II LLC.  The assets that Farmer Mac contributed to Farmer Mac II LLC consisted primarily of USDA-guaranteed portions that had not been securitized by Farmer Mac but also included $35.0 million of Farmer Mac II Guaranteed Securities.  Farmer Mac did not and will not guarantee the timely payment of principal and interest on the $1.1 billion of contributed USDA-guaranteed portions.  The contributed USDA-guaranteed portions had previously been presented as “Farmer Mac Guaranteed Securities” on the consolidated financial statements of Farmer Mac and are now presented as “USDA Guaranteed Securities” on the consolidated balance sheets.  The financial information presented in this report reflects the accounts of Farmer Mac and its subsidiaries on a consolidated basis.  Accordingly, Farmer Mac’s reportable operating segments presented in this report will differ from the stand-alone financial statements of Farmer Mac II LLC.  Those separate financial statements are available on the website of Farmer Mac II LLC.

The assets of Farmer Mac II LLC will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.  As of December 31, 2010, Farmer Mac II LLC held assets with a fair value of $1.4 billion, had debt outstanding of $124.0 million, had preferred stock outstanding with a liquidation preference of $250.0 million, and had $1.0 billion of common stock outstanding held by Farmer Mac.  For more information about the formation and operations of Farmer Mac II LLC and the features of the Farmer Mac II LLC Preferred Stock issued in January 2010, see Notes 5, 9, 12 and 14 to the consolidated financial statements.

Related Party Transactions.  As provided by Farmer Mac’s statutory charter, only banks, insurance companies and other financial institutions or similar entities may hold Farmer Mac’s Class A voting common stock, and only institutions of the FCS may hold Farmer Mac’s Class B voting common stock.  Farmer Mac’s statutory charter also provides that holders of Class A voting common stock elect five members of Farmer Mac’s 15-member board of directors and that holders of Class B voting common stock elect five members of the board of directors.  The ownership of Farmer Mac’s two classes of voting common stock is currently concentrated in a small group of institutions.  Approximately 97 percent of the voting power of the Class B voting common stock is held by five institutions of the FCS.  Approximately 45 percent of the Class A voting common stock is held by three financial institutions, with 31 percent held by one institution.

Unlike some other GSEs, specifically other FCS institutions and the Federal Home Loan Banks, Farmer Mac is not structured as a cooperative owned exclusively by member institutions and established to provide services exclusively to its members.  Farmer Mac, as a stockholder-owned, publicly-traded corporation, seeks to fulfill its mission of serving the financing needs of agriculture and rural America while at the same time providing a return on the investment of its stockholders, including those who do not directly participate in the Farmer Mac secondary market.  Farmer Mac’s policy is to require financial institutions to own a requisite amount of Farmer Mac Class A or Class B voting common stock, based on the size and type of institution, to participate in the Farmer Mac I program.  As a result of this requirement, coupled with the ability of holders of Class A and Class B voting common stock to elect two-thirds of Farmer Mac’s board of directors, Farmer Mac regularly conducts business with “related parties,” including institutions affiliated with members of Farmer Mac’s board of directors and institutions that own large amounts of Farmer Mac voting common stock.  Farmer Mac has adopted a Code of Business Conduct and Ethics that governs any conflicts of interest that may arise in these transactions, and Farmer Mac’s policy is to require that any transactions with related parties be conducted in the ordinary course of business, with terms and conditions comparable to those available to any other program participant not related to Farmer Mac.

The following table summarizes the material relationships between Farmer Mac and certain related parties.  The related parties listed in the table consist of (1) all holders of at least five percent of a class of Farmer Mac voting common stock and (2) other institutions that own less than five percent of a class of Farmer Mac voting common stock but are considered “related parties” through an affiliation with a Farmer Mac director and conduct material business with Farmer Mac.  The table below does not specify any relationships based on the ownership of non-voting common or preferred stock, such as Farmer Mac’s investments in preferred stock issued by AgFirst and CoBank or the investments of related parties in Farmer Mac’s Series B Preferred Stock or Series C Preferred Stock.

Name of Institution	Ownership of Farmer Mac Voting Common Stock	Affiliation with Any Farmer Mac Directors	Primary Aspects of Institution’s Business Relationship with Farmer Mac
AgFirst Farm Credit Bank	84,024 shares of Class B voting common stock (16.79% of outstanding Class B stock and 5.49% of total voting common stock outstanding)	Farmer Mac director John Dan Raines, Jr. was a director of AgFirst from 1990 to 2009	• In both 2010 and 2009, Farmer Mac earned approximately $1.9 million in fees attributable to transactions with AgFirst, primarily commitment fees for LTSPCs.
AgriBank, FCB	201,621 shares of Class B voting common stock (40.30% of outstanding Class B stock and 13.17% of total voting common stock outstanding)	Farmer Mac director Brian J. O’Keane is the Chief Financial Officer of AgriBank; Farmer Mac director Richard Davidson is a director of AgriBank	• No Farmer Mac program business conducted between the parties.
AgStar Financial Services, ACA	None	Former Farmer Mac director Paul A. DeBriyn, who served on Farmer Mac’s board from June 2000 to June 2010, is the Chief Executive Officer of AgStar
•     In 2010 and 2009, Farmer Mac received approximately $2.8 million and $3.2 million, respectively, in fees attributable to transactions with AgStar, primarily guarantee fees for Farmer Mac I Guaranteed Securities and commitment fees for LTSPCs.
•     In 2010 and 2009, Farmer Mac purchased from AgStar approximately $0.1 million and $11.9 million, respectively, of defaulted loans related to ethanol plants pursuant to the terms of the applicable LTSPC agreement.
•     In 2010 and 2009, AgStar received approximately $1.4 million and $1.6 million, respectively, in servicing fees for its work as a Farmer Mac central servicer.

CoBank, ACB	62,980 shares of Class B voting common stock (12.59% of outstanding Class B stock and 4.11% of total voting common stock outstanding)	Farmer Mac director Brian P. Jackson is the former Chief Financial and Administrative Officer of CoBank (and was a non-officer employee until July 2010)	• No Farmer Mac program business conducted between the parties.

Name of Institution	Ownership of Farmer Mac Voting Common Stock	Affiliation with Any Farmer Mac Directors	Primary Aspects of Institution’s Business Relationship with Farmer Mac
Farm Credit Bank of Texas (FCBT)	38,503 shares of Class B voting common stock (7.70% of outstanding Class B stock and 2.52% of total voting common stock outstanding)	None	• In 2010 and 2009, Farmer Mac earned approximately $1.7 million and $1.9 million, respectively, in fees attributable to transactions with FCBT, primarily commitment fees for LTSPCs.
Farm Credit West, ACA (FCW)	750 shares of Class B Voting Common Stock (0.15% of outstanding Class B stock and 0.05% of total voting common stock outstanding)	Farmer Mac director Ernest M. Hodges is an Executive Vice President of Farm Credit West
•     In 2010 and 2009, Farmer Mac received approximately $2.9 million and $3.3 million, respectively, in fees attributable to transactions with FCW, primarily guarantee fees for Farmer Mac I Guaranteed Securities and commitment fees for LTSPCs.
•     In 2010 and 2009, FCW received approximately $1.9 million and $2.2 million, respectively, in servicing fees for its work as a Farmer Mac central servicer.

National Rural Utilities Cooperative Finance Corporation (CFC)	81,500 shares of Class A Voting Common Stock (7.91% of outstanding Class A stock and 5.32% of total voting common stock outstanding)	None
•    Transactions with CFC represent 100 percent of business volume under the Farmer Mac Rural Utilities program since the program’s inception in May 2008.
•     Transactions with CFC during 2010 and 2009 represented 32.5 percent and 69.2 percent, respectively, of Farmer Mac’s total new program volume for those years.
•     In both 2010 and 2009, Farmer Mac earned guarantee fees of approximately $6.0 million attributable to transactions with CFC.
•     In 2010 and 2009, Farmer Mac earned interest income of $78.6 million and $55.5 million, respectively, attributable to transactions with CFC.
•     CFC is currently the only servicer of rural utilities loans in Farmer Mac’s Rural Utilities program.

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
•     In 2010 and 2009, Farmer Mac’s purchases of loans from Zions under the Farmer Mac I program represented approximately 46.1 percent and 39.5 percent, respectively, of Farmer Mac I loan purchase volume for those years.  Those purchases represented 11.4 percent and 17.9 percent, respectively, of Farmer Mac’s total program volume for those years.
•     In 2010 and 2009, Farmer Mac received approximately $1.2 million and $1.4 million, respectively, in guarantee fees attributable to transactions with Zions.
•     In 2010 and 2009, Zions received approximately $1.7 million and $1.6 million, respectively, in servicing fees for its work as a Farmer Mac central servicer.

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

Agriculture and Renewable Energy:  The agricultural sector is made up of diverse industries that respond in different ways to changes in economic conditions.  Those industries often are affected differently, sometimes positively and sometimes negatively, by prevailing economic conditions, which results in cycles where one or more industries may be under stress at any one time.  These industries are also affected by commodity inventories, largely as a result of weather patterns and harvest conditions.  During 2010, for example, volatility increased for corn and soybean prices as the harvest occurred, which reflected a reduced crop from what the USDA and other sources had forecasted shortly before the harvest.  The price increase of feed grains is positive for producers of these commodities, but also will put pressure on profit margins in the protein sector (including dairy).  The historic operating losses in the dairy sector have been reduced, but prevailing feed grain prices will take a toll on the recovery, which could lead to higher delinquencies and additional provisions for losses in the Farmer Mac portfolio.

Farmer Mac’s support of the renewable energy sector is centered in ethanol production, an industry that has not yet become consistently profitable.  Ethanol margins tightened during the first three quarters of 2010 with the last quarter providing improved profit opportunities.  Federal support of this industry, in the form of an excise tax credit and an import tariff, were set to expire at the end of 2010 but were renewed by Congress for one additional year at their existing levels.  Additionally, the Environmental Protection Agency approved the use of E15 (a blend of gasoline and ethanol) in vehicle model years 2001 and newer but it is likely that the cost of implementing new fuel tanks and pumps will make adoption slow.  Due to the high cost of corn and volatile oil prices, ethanol profits will remain highly variable and the support for the ethanol industry itself will continue to be debated.

Conditions in the agricultural sector during 2009 and 2010 were more stable than the national economy in general, but agriculture was not completely insulated from the effects of the economic downturn and remained subject to traditional commodity price cycles and national agricultural and energy policy reconsideration.  Farmer Mac will continue to closely monitor developments in industries and geographic areas experiencing stress.  The cyclical credit issues related to the agricultural sector are expected to remain within Farmer Mac’s historical experience, but are likely to be greater than the historical average.

With respect to the agricultural operating and lending markets, recent farmland sales have reflected the continued strong profits earned by the growers of feed grains (corn, soybeans and wheat), who are most typically located in the Midwest, with land values in that geographic area rapidly increasing.  Land values outside the Midwest have also generally increased, though land that has traditionally had a value component tied to long term development uses other than agriculture has shown decline.  While this is true of agricultural land values generally, the development value impact in Farmer Mac’s agricultural loan portfolio is not significant.  Farmer Mac generally expects changes in regional farmland values to remain related to the landowner’s profitability from the commodities produced, with land values in the Midwest expected to continue on a strong upward trend in the near term.  Farmer Mac continues to closely monitor land value trends and the underlying economic effects within the marketplace, and to tailor underwriting practices to these conditions.  Although Farmer Mac underwrites loans with an emphasis on the borrower’s repayment capacity, it is noteworthy that the weighted average original LTV for loans in the Farmer Mac I program (excluding loans pledged to secure AgVantage bonds) was approximately 55 percent as of December 31, 2010.  Farmer Mac also monitors the establishment and evolution of governmental policies and regulations that affect farmers, ranchers, and lenders, including agricultural polices contained in the current Farm Bill due to expire in 2012.  The USDA has begun gathering input in preparation for the expiration of the current Farm Bill.

Rural Utilities:  Farmer Mac believes that the rural utilities sector is a strong and growing industry with significant needs for future financing during the next five to ten years, as capital will be needed for industry growth, modernization, and compliance with environmental regulation.  The rural utilities industry’s demand for loans tends to follow the state of the general economy.  Recently, electric consumption has been reduced, which has slowed loan demand.  Farmer Mac expects that loan demand will increase as the economy strengthens.

Additionally, much of the electrical power generated by and for rural electric cooperatives uses coal as a fuel.  The industry is expected to require additional capital as it invests in clean energy projects and demand-side management and avoids new coal-fired generating projects to deal with future public policy requirements, such as carbon tax, cap and trade legislation, and clean energy incentives.  As green energy sources continue to be developed, new power transmission lines will be needed to support the development and operation of new wind and solar power plants to transfer their power from remote locations to the ultimate consumer.  These developments could lead to increased or decreased business volume for Farmer Mac in the rural utilities sector depending on how any new initiatives, legislation, or regulations are implemented and their effect on rural utilities cooperative borrowers.

In the near term, Farmer Mac expects that the majority of any new rural utilities business will be in the form of direct credit exposures to both electric distribution and G&T loans through purchases of those loans, rather than indirect credit exposures to those loans through AgVantage transactions.  Farmer Mac’s ability to grow the rural utilities portion of its business will be limited by Farmer Mac’s limits on borrower exposures, its overall risk tolerance, and the ability of Farmer Mac to maintain its funding costs at levels conducive to appropriately price rural utilities loans.

Balance Sheet Review

During first quarter 2010, Farmer Mac adopted two new accounting standards that eliminated the concept of Qualified Special Purpose Entities (“QSPEs”) and amended the accounting for transfers of financial assets and the consolidation model for VIEs.  The impact upon adoption was an increase in consolidated assets and liabilities of $1.5 billion, which resulted in an incremental regulatory capital requirement of $30.4 million.  Pursuant to this new guidance, Farmer Mac routinely assesses its securitization trusts to determine whether it is the primary beneficiary and thereby required to consolidate the assets and liabilities of the trust onto its balance sheet, or if determined not to be the primary beneficiary of a previously consolidated trust, deconsolidate the assets and liabilities from its balance sheet.

As of January 1, 2010, Farmer Mac consolidated $1.1 billion of its outstanding securitization trusts created when loans subject to LTSPCs were converted to Farmer Mac I Guaranteed Securities at the request of program participants.  Those securitization transactions contain provisions resulting in shared power over default mitigation decisions.  For those transactions where the power is shared with a related party (as defined by applicable accounting guidance), Farmer Mac determined itself to be the primary beneficiary and thus is required to consolidate the assets and liabilities of the trust onto its balance sheet.  For those transactions where the power was shared with an unrelated party, Farmer Mac was not determined to be the primary beneficiary and is not required to consolidate the assets and liabilities of the trust onto its balance sheet.  As of December 31, 2010, $0.6 billion of the $1.3 billion in LTSPC securitization trusts were consolidated.

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

At Farmer Mac’s Annual Meeting of Stockholders on June 3, 2010, ten directors were elected to serve one-year terms, nine of whom were re-elected as directors of Farmer Mac and one of whom was new to Farmer Mac’s board.  As a result of this change in membership of the board of directors, Farmer Mac deconsolidated $0.4 billion of securitization transactions with a business partner that was no longer a related party (as defined by applicable accounting guidance).  For more information on Farmer Mac’s policy relating to the consolidation of VIEs, see Note 2(q) to the consolidated financial statements.  For a discussion of Farmer Mac’s related party transactions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions” and Note 3 to the consolidated financial statements.

Assets.  Total assets as of December 31, 2010 were $9.5 billion, compared to $6.1 billion as of December 31, 2009.  The largest driver of the $3.4 billion increase was the new program volume transacted during 2010.  Additionally, the consolidation of off-balance sheet Farmer Mac Guaranteed Securities resulting from the adoption of new consolidation guidance resulted in an increase in assets of $0.8 billion.  These items are now presented within “Loans held for investment in consolidated trusts” on the consolidated balance sheets.

Farmer Mac’s non-program assets increased $0.7 billion to $2.7 billion as of December 31, 2010.  As of December 31, 2010, Farmer Mac had $729.9 million of cash and cash equivalents compared to $654.8 million as of December 31, 2009.  As of December 31, 2010, Farmer Mac had $1.8 billion of investment securities compared to $1.1 billion as of December 31, 2009.

Liabilities.  Total liabilities increased to $9.0 billion as of December 31, 2010 from $5.8 billion as of December 31, 2009.  The increase in liabilities was due primarily to an overall increase in notes payable due after one year used to fund program assets.  The remaining increase was primarily attributable to the consolidation of certain VIEs with beneficial interests owned by third party investors resulting from the adoption of new consolidation guidance effective January 1, 2010.  These items are now presented as “Debt securities of consolidated trusts held by third parties” on the consolidated balance sheets.   For more information about Farmer Mac’s funding and interest rate risk practices and how financial derivatives are used, see “—Risk Management—Interest Rate Risk.”  For more information about Farmer Mac’s reserve for losses, see “—Risk Management—Credit Risk – Loans.”

Capital.  As of December 31, 2010, Farmer Mac had total equity of $478.9 million comprised of stockholders’ equity of $237.0 million and non-controlling interest – preferred stock of $241.9 million.  As of December 31, 2009 Farmer Mac had total equity and mezzanine equity of $340.4 million, of which $144.2 million was mezzanine equity.  The increase in total equity during 2010 was primarily the result of raising new capital.  On January 25, 2010, Farmer Mac sold $250.0 million of preferred stock of its subsidiary, Farmer Mac II LLC, and used the proceeds to repurchase and retire $150.0 million of outstanding Series B Preferred Stock.  That transaction provided Farmer Mac with additional capital at a significantly lower cost, with the net effective cost of the new $250.0 million of Farmer Mac II LLC Preferred Stock of 5.77 percent per year after consideration of the consolidated tax benefits to Farmer Mac.  As a result, the net cost of the Farmer Mac II LLC Preferred Stock on Farmer Mac’s consolidated financial statements will be approximately $14.4 million per year, compared to an annual cost of $18.0 million per year for the $150.0 million of the retired Series B Preferred Stock (based on the 2010 dividend rate of 12 percent for the Series B Preferred Stock, which would have increased to 14 percent at the end of 2010 and 16 percent in 2011).

Farmer Mac was in compliance with its statutory minimum capital requirement and its risk-based capital standard as of December 31, 2010.  Farmer Mac is required to hold capital at the higher of its statutory minimum capital requirement and the amount required by its risk-based capital stress test.  As of December 31, 2010, Farmer Mac’s core capital totaled $460.6 million and exceeded its statutory minimum capital requirement of $301.0 million by $159.6 million.  As of December 31, 2009, Farmer Mac’s core capital totaled $337.2 million and exceeded its statutory minimum capital requirement of $217.0 million by $120.2 million.  As of December 31, 2010, Farmer Mac’s risk-based capital stress test generated a risk-based capital requirement of $42.1 million.  Farmer Mac’s regulatory capital of $480.7 million exceeded that amount by approximately $438.6 million.  Accumulated other comprehensive (loss)/income is not a component of Farmer Mac’s core capital or regulatory capital.  For further information, see “—Liquidity and Capital Resources—Capital Requirements” and “—Regulatory Matters.”

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

Farmer Mac generally assumes 100 percent of the credit risk on loans held and loans underlying Farmer Mac I Guaranteed Securities, LTSPCs and Farmer Mac Guaranteed Securities – Rural Utilities.  Farmer Mac has direct credit exposure on loans in non-AgVantage transactions and indirect credit exposure on AgVantage transactions, which involve a general obligation of a lender secured by qualified loans.  The credit exposure of Farmer Mac and Farmer Mac II LLC on USDA-guaranteed portions is covered by the full faith and credit of the United States.  Farmer Mac believes that the Corporation and Farmer Mac II LLC have little or no credit risk exposure to USDA-guaranteed portions because of the USDA guarantee.  As of December 31, 2010, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any business under the Farmer Mac II program and does not expect that the Corporation or Farmer Mac II LLC will incur any such losses in the future.

Farmer Mac AgVantage securities are general obligations of institutions approved by Farmer Mac and are secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  As such, all AgVantage securities are secured by current loans representing at least 100 percent of the outstanding amount of the security.  As of December 31, 2010, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future.

Farmer Mac has established underwriting, collateral valuation and documentation standards (including interest rate shock tests for adjustable rate mortgages with initial reset periods of five years or less) for agricultural real estate mortgage loans and rural utilities loans to mitigate the risk of loss from borrower defaults and to provide guidance concerning the management, administration and conduct of underwriting and appraisals to all participating sellers and potential sellers in its programs.  These standards were developed on the basis of industry norms for agricultural real estate mortgage loans and rural utilities loans and are designed to assess the creditworthiness of the borrower, as well as the value of the collateral securing the loan.  Farmer Mac evaluates and adjusts these standards on an ongoing basis based on current and anticipated market conditions.  Farmer Mac also requires sellers to make representations and warranties regarding the conformity of eligible mortgage loans to these standards, the accuracy of loan data provided to Farmer Mac and other requirements related to the loans.  Sellers are responsible to Farmer Mac for breaches of those representations and warranties, and Farmer Mac has the ability to require a seller to cure, replace or repurchase a loan sold or transferred to Farmer Mac if any breach of a representation or warranty is discovered that was material to Farmer Mac’s decision to purchase the loan or that directly or indirectly causes a default or potential loss on a loan sold or transferred by the seller to Farmer Mac.  Pursuant to contracts with Farmer Mac and in consideration for servicing fees, Farmer Mac-approved central servicers service loans in accordance with Farmer Mac requirements.  Central servicers are responsible to Farmer Mac for serious errors in the servicing of those mortgage loans.  Detailed information regarding Farmer Mac’s underwriting and collateral valuation standards and seller eligibility requirements are presented in “Business—Farmer Mac Programs—Farmer Mac I—Underwriting and Collateral Valuation (Appraisal) Standards” and “Business—Farmer Mac Programs—Farmer Mac I—Sellers” and “Business—Farmer Mac Programs—Rural Utilities.”

Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held and loans underlying LTSPCs and Farmer Mac Guaranteed Securities.  The methodology that Farmer Mac uses to determine the level of its allowance for losses is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Allowance for Losses.”  Management believes that this methodology produces a reasonable estimate of probable losses, as of the balance sheet date, for all loans held and loans underlying Farmer Mac Guaranteed Securities and LTSPCs, in accordance with FASB standards on accounting for contingencies and on measuring impairment of individual loans.

The following table summarizes the components of Farmer Mac’s allowance for losses as of December 31, 2010 and 2009:

	As of December 31,
	2010	2009
	(in thousands)
Allowance for loan losses	$9,803	$6,292
Reserve for losses:
Off-balance sheet Farmer Mac I Guaranteed Securities	635	2,033
LTSPCs	9,677	5,862
Total allowance for losses	$20,115	$14,187

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for each year in the five-year period ended December 31, 2010:

	Allowance	REO		Total
	for Loan	Valuation	Reserve	Allowance
	Losses	Allowance	for Losses	for Losses
	(in thousands)

Balance as of January 1, 2006	$4,876	$-	$3,777	$8,653

Provision/(recovery) for losses	(2,396)	155	(1,167)	(3,408)
Charge-offs	(900)	(155)	-	(1,055)
Recoveries	365	-	-	365
Balance as of December 31, 2006	$1,945	$-	$2,610	$4,555

Provision/(recovery) for losses	(215)	100	(27)	(142)
Charge-offs	(60)	(100)	(386)	(546)
Recoveries	20	-	-	20
Balance as of December 31, 2007	$1,690	$-	$2,197	$3,887

Provision for losses	14,531	-	3,309	17,840
Charge-offs	(5,308)	-	-	(5,308)
Recoveries	16	-	-	16
Balance as of December 31, 2008	$10,929	$-	$5,506	$16,435

Provision for losses	2,853	-	2,389	5,242
Charge-offs	(8,491)	-	-	(8,491)
Recoveries	1,001	-	-	1,001
Balance as of December 31, 2009	$6,292	$-	$7,895	$14,187

Provision for losses	1,893	-	2,417	4,310
Charge-offs	(605)	-	-	(605)
Recoveries	2,223	-	-	2,223
Balance as of December 31, 2010	$9,803	$-	$10,312	$20,115

Farmer Mac added $4.3 million to the allowance for losses during 2010, compared to $5.2 million in 2009.  During 2010 and 2009, Farmer Mac charged off $0.6 million and $8.5 million, respectively, in losses against the allowance for losses.  The charge-offs for 2010 and 2009 did not include any amounts related to previously accrued or advanced interest on loans or Farmer Mac I Guaranteed Securities.

As of December 31, 2010, Farmer Mac’s allowance for losses totaled $20.1 million, or 47 basis points of the outstanding principal balance of loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities), compared to $14.2 million (32 basis points) as of December 31, 2009.

As of December 31, 2010, Farmer Mac’s 90-day delinquencies were $70.2 million (1.63 percent), compared to $49.5 million (1.13 percent) as of December 31, 2009.  Ethanol loans comprised $10.9 million of all 90-day delinquencies as of December 31, 2010, compared to $19.1 million as of December 31, 2009.  As of December 31, 2010, there were no delinquencies or non-performing assets in Farmer Mac’s portfolio of rural utilities loans.  As of December 31, 2010, Farmer Mac’s non-performing assets totaled $81.8 million (1.90 percent), compared to $62.0 million (1.41 percent) as of December 31, 2009.  Loans that have been restructured were insignificant and are included within the reported 90-day delinquency and non-performing asset disclosures.  The increase in non-performing assets as of December 31, 2010 compared to December 31, 2009 was primarily due to an increase in the crops and permanent planting segments.  The increase within the crops segment was largely attributable to corn loans while timber and greenhouse/nursery loans were the primary drivers of the increase in the permanent planting segment.  From quarter to quarter, Farmer Mac anticipates that 90-day delinquencies and non-performing assets will fluctuate, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the semi-annual (January 1st and July 1 st ) payment characteristics of most Farmer Mac I loans.

As of December 31, 2010, Farmer Mac’s ethanol exposure, which includes loans and loans subject to LTSPCs, was $233.8 million with exposure to 29 different plants in 10 states.  As of that date, Farmer Mac also had $22.0 million of undisbursed commitments with respect to ethanol loans.  Other than the undisbursed commitments and the servicing of troubled ethanol loans, Farmer Mac does not expect to add additional ethanol loans to its portfolio.

The following table presents historical information regarding Farmer Mac’s non-performing assets and 90-day delinquencies in the Farmer Mac I program compared to the principal balance of all loans held and loans underlying Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs:

	Outstanding
	Loans,			Less:
	Guarantees (1),	Non-		REO and
	LTSPCs	performing		Performing	90-day
	and REO	Assets	Percentage	Bankruptcies	Delinquencies	Percentage
	(dollars in thousands)
As of:
December 31, 2010	$4,304,120	$81,778	1.90%	$11,530	$70,248	1.63%
September 30, 2010	4,225,346	78,448	1.86%	13,648	64,800	1.53%
June 30, 2010	4,299,417	71,300	1.66%	15,289	56,011	1.30%
March 31, 2010	4,303,663	83,977	1.95%	13,542	70,435	1.64%
December 31, 2009	4,396,642	62,020	1.41%	12,494	49,526	1.13%
September 30, 2009	4,379,450	84,779	1.94%	25,341	59,438	1.36%
June 30, 2009	4,471,567	97,123	2.17%	54,816	42,307	0.95%
March 31, 2009	4,530,892	96,175	2.12%	9,941	86,234	1.90%
December 31, 2008	4,983,963	80,032	1.61%	12,912	67,120	1.35%

(1) Excludes loans underlying AgVantage securities.

As of December 31, 2010, Farmer Mac individually analyzed $58.5 million of its $94.1 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values. Farmer Mac evaluated the remaining $35.6 million of impaired assets for which updated valuations were not available in the aggregate in consideration of their similar risk characteristics and historical statistics. Farmer Mac recorded specific allowances of $7.4 million for under-collateralized assets as of December 31, 2010. Farmer Mac’s non-specific or general allowances were $12.7 million as of December 31, 2010.

Loans in the Farmer Mac I program are all first mortgage agricultural real estate loans.  Accordingly, Farmer Mac’s exposure on a loan is limited to the difference between the total of the accrued interest, advances and the principal balance of a loan and the value of the property less the cost to sell.  Measurement of that excess or shortfall is the best predictor and determinant of loss, compared to other measures that evaluate the efficiency of a particular farm operator.  Debt service ratios depend upon farm operator efficiency and leverage, which can vary widely within a geographic region, commodity type, or an operator’s business and farming skills.  Original LTVs (calculated by dividing the loan principal balance at the time of guarantee, purchase or commitment by the appraised value at the date of loan origination or, when available, updated appraised value at the time of guarantee, purchase or commitment) are one of many factors Farmer Mac considers in evaluating loss severity.  Other factors include, but are not limited to, other underwriting standards, commodity and farming forecasts and regional economic and agricultural conditions.

LTVs depend upon the market value of a property, as determined in accordance with Farmer Mac’s collateral valuation standards.  As of December 31, 2010, the weighted-average original LTV for loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) was 55 percent, and the weighted-average original LTV for all non-performing assets was 60 percent.

The following table presents outstanding loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and non-performing assets as of December 31, 2010 by year of origination, geographic region and commodity/collateral type:

Farmer Mac I Non-performing Assets as of December 31, 2010
	Distribution of	Outstanding
	Outstanding	Loans,
	Loans,	Guarantees,	Non-	Non-
	Guarantees,	LTSPCs	performing	performing
	LTSPCs and REO	and REO (1)	Assets (2)	Asset Rate
	(dollars in thousands)
By year of origination:
Before 1997	6%	$257,696	$6,403	2.48%
1997	2%	104,043	1,706	1.64%
1998	4%	156,475	5,071	3.24%
1999	5%	213,162	2,369	1.11%
2000	3%	110,048	1,328	1.21%
2001	5%	202,598	9,250	4.57%
2002	6%	269,974	3,592	1.33%
2003	7%	322,400	3,049	0.95%
2004	6%	279,152	1,503	0.54%
2005	9%	403,377	3,053	0.76%
2006	11%	436,400	8,172	1.87%
2007	9%	407,977	24,607	6.03%
2008	11%	439,375	10,216	2.33%
2009	6%	264,720	1,459	0.55%
2010	10%	436,723	-	0.00%
Total	100%	$4,304,120	$81,778	1.90%

By geographic region (1):
Northwest	15%	$660,845	$13,786	2.09%
Southwest	38%	1,626,398	18,595	1.14%
Mid-North	22%	934,879	19,183	2.05%
Mid-South	12%	521,294	8,849	1.70%
Northeast	7%	317,715	3,591	1.13%
Southeast	6%	242,989	17,774	7.31%
Total	100%	$4,304,120	$81,778	1.90%

By commodity/collateral type:
Crops	40%	$1,731,380	$26,308	1.52%
Permanent plantings	20%	865,475	30,025	3.47%
Livestock	26%	1,146,458	8,572	0.75%
Part-time farm	7%	291,145	5,340	1.83%
AgStorage and processing
(including ethanol facilities)	6%	246,723	10,892	4.41%
Other	1%	22,939	641	2.79%
Total	100%	$4,304,120	$81,778	1.90%

(1)	Excludes loans underlying AgVantage securities.
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

The following table presents Farmer Mac’s cumulative net credit losses relative to the cumulative original balance for all loans purchased and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) as of December 31, 2010 by year of origination, geographic region and commodity/collateral type.  The purpose of this information is to present information regarding losses relative to original guarantees and commitments.

Farmer Mac I Credit Losses Relative to all
Cumulative Original Loans, Guarantees and LTSPCs
As of December 31, 2010

	Cumulative
	Original Loans,	Cumulative	Cumulative
	Guarantees and	Net Credit	Loss
	LTSPCs	Losses	Rate
	(dollars in thousands)
By year of origination:
Before 1997	$3,452,417	$1,593	0.05%
1997	774,002	2,256	0.29%
1998	1,146,800	3,885	0.34%
1999	1,168,171	1,291	0.11%
2000	769,122	2,605	0.34%
2001	1,130,620	177	0.02%
2002	1,148,896	-	0.00%
2003	954,575	58	0.01%
2004	663,765	32	0.00%
2005	797,768	131	0.02%
2006	819,472	7,689	0.94%
2007	593,011	1,265	0.21%
2008	585,351	3,559	0.61%
2009	339,019	1,193	0.35%
2010	459,824	-	0.00%
Total	$14,802,813	$25,734	0.17%
By geographic region (1):
Northwest	$2,697,919	$10,701	0.40%
Southwest	5,703,557	7,748	0.14%
Mid-North	2,532,326	6,709	0.26%
Mid-South	1,372,510	(259)	-0.02%
Northeast	1,351,734	83	0.01%
Southeast	1,144,767	752	0.07%
Total	$14,802,813	$25,734	0.17%
By commodity/collateral type:
Crops	$5,954,083	$3,097	0.05%
Permanent plantings	3,317,278	9,377	0.28%
Livestock	3,815,453	3,274	0.09%
Part-time farm	1,028,831	484	0.05%
AgStorage and processing
(including ethanol facilities) (2)	545,556	9,502	1.74%
Other	141,612	-	0.00%
Total	$14,802,813	$25,734	0.17%

(1)
Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX);Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS, SC).

(2)
Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction and, as of December 31, 2010, approximately $22.0 million of the loans were not yet disbursed by the lender.

Analysis of portfolio performance by commodity distribution indicates that losses and collateral deficiencies have been less prevalent in the loans secured by real estate producing agricultural commodities that receive significant government support (such as cotton, soybeans, wheat and corn) and more prevalent in those that do not receive such support (such as the protein sector, permanent plantings and vegetables).  However, the level of government support may vary and is not necessarily the primary factor to forecast future losses and collateral deficiencies.  In Farmer Mac’s experience, another significant determinant of ultimate losses on loans is the degree to which the collateral is specialized or highly improved, such as permanent plantings and facilities.

As adverse economic conditions persist for the agricultural commodities or products related to those types of collateral, the prospective sale value of the collateral is likely to decrease and the related loans may become under-collateralized.  This analysis is consistent with corresponding commodity analyses, which indicate that Farmer Mac has experienced higher loss and collateral deficiency rates in its loans classified as permanent plantings as well as storage and processing loans, which include Farmer Mac’s exposure to loans on ethanol plants.  Most of the loans classified as permanent plantings do not receive significant government support, and are therefore more susceptible to adverse commodity-specific economic trends, and the collateral for storage and processing loans is typically highly improved and specialized.  Farmer Mac anticipates that one or more particular commodity groups will be under economic pressure at any one time and actively manages its portfolio to mitigate concentration risks while preserving Farmer Mac’s ability to meet the financing needs of all commodity groups.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Outlook.”

Analysis of portfolio performance by geographic distribution indicates that, while commodities are the primary determinant of exposure to loss, within most commodity groups certain geographic areas allow greater economies of scale or proximity to markets than others and, consequently, result in more successful farms within the commodity group.  Likewise, certain geographic areas offer better growing conditions than others and, consequently, result in more versatile and more successful farms within a given commodity group – and the ability to switch crops among commodity groups.  As of December 31, 2010, the properties that secure Farmer Mac’s non-performing assets were not concentrated in any region of the country, and many of these borrowers have experienced reduced profit margins caused by rapidly rising operating expenses or expanding business segments followed by a decline in demand for their products.

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

Outstanding AgVantage on-balance sheet Farmer Mac I Guaranteed Securities totaled $941.5 million as of December 31, 2010 and $48.8 million as of December 31, 2009.  Farmer Mac Guaranteed Securities – Rural Utilities structured as AgVantage transactions issued by CFC and held by Farmer Mac totaled $1.9 billion as of December 31, 2010, and $1.7 billion as of December 31, 2009.  In addition, outstanding off-balance sheet AgVantage transactions totaled $3.0 billion as of December 31, 2010 and December 31, 2009.  As of December 31, 2010, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future.

The following table provides information about the issuers of AgVantage securities, as well as the required collateralization levels for those transactions as of December 31, 2010 and 2009.
	December 31, 2010			December 31, 2009
		Credit	Required		Credit	Required
Counterparty	Balance	Rating	Collateralization	Balance	Rating	Collateralization
	(dollars in thousands)

MetLife (1)	$2,750,000	AA-	103%	$2,500,000	AA-	103%
CFC	1,902,492	A	100%	1,689,240	A	100%
M&I Bank (2)	475,000	BBB- *+	106%	475,000	BBB	106%
Rabo Agrifinance, Inc.	600,000	N/A	106%	-	-	-
Rabobank N.A.	50,000	N/A	106%	-	-	-
Other (3)	11,500	N/A	111% to 120%	18,800	N/A	111% to 120%
Total outstanding	$5,788,992			$4,683,040

(1)	Includes securities issued by Metropolitan Life Insurance Company and MetLife Insurance Company of Connecticut.
(2)	M&I Bank is on a credit watch positive (*+). In December 2010, BMO Financial Group of Canada agreed to purchase M&I Bank.
(3)	Consists of AgVantage securities issued by 4 different issuers as of December 31, 2010 and 6 different issuers as of December 31, 2009.

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

Credit Risk – Other Investments. As of December 31, 2010, Farmer Mac had $729.9 million of cash and cash equivalents and $1.8 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac’s own policies and FCA’s Liquidity and Investment Regulations. Subsequent to significant losses on investments incurred during 2008, Farmer Mac conducted an extensive review of its investment policies and operations with a view to strengthening policies, procedures, and oversight of its investment portfolio and related funding strategies. This review was concluded during first quarter 2009 and its findings were implemented during 2009, with the goals of minimizing the Corporation’s exposure to financial market volatility, preserving capital, and supporting the Corporation’s access to the debt markets.

In general, FCA’s Liquidity and Investment Regulations and Farmer Mac’s policies require each investment or issuer of an investment to be highly rated by an NRSRO.  Investments in mortgage securities and asset-backed securities are required to have a rating in the highest NRSRO category.  Corporate debt securities with maturities of no more than five years but more than three years are required to be rated in one of the two highest categories; corporate debt securities with maturities of three years or less are required to be rated in one of the three highest categories.  There are investments for which a rating is not required, such as obligations of the United States or diversified investment funds regulated under the Investment Company Act of 1940.  Investments in diversified investment funds are further limited to those funds that are holding only instruments approved for direct investment by Farmer Mac.

FCA’s Liquidity and Investment Regulations and Farmer Mac’s policies also establish concentration limits, which are intended to limit exposure to any one counterparty. FCA’s Liquidity and Investment Regulations limit Farmer Mac’s total credit exposure to any single issuer of securities and uncollateralized financial derivatives to 25 percent of the Corporation’s regulatory capital (as of December 31, 2010, 25 percent of Farmer Mac’s regulatory capital was $120.2 million). This limitation is not applied to the obligations of the United States or to qualified investment funds. The limitation applied to the obligations of any GSE is 100 percent of Farmer Mac’s regulatory capital. Since June 2009, Farmer Mac’s policies applicable to new investments limited the Corporation’s total credit exposure to any single issuer of securities and uncollateralized financial derivatives to the lower of (1) 10 percent of the Corporation’s regulatory capital and (2) 50 percent of the expected net interest income from the investment portfolio over 12 months. In June 2010, Farmer Mac revised its policy to limit the Corporation’s total exposure to any single issuer of securities (other than GSEs and Government Agencies) and uncollateralized financial derivatives to 5 percent of the Corporation’s regulatory capital.

Interest Rate Risk.  Farmer Mac is subject to interest rate risk on all assets held for investment because of possible timing differences in the cash flows of the assets and related liabilities.  This risk is primarily related to loans held and on-balance sheet Farmer Mac Guaranteed Securities and USDA Guaranteed Securities due to the ability of borrowers to prepay their mortgages before the scheduled maturities, thereby increasing the risk of asset and liability cash flow mismatches.  Cash flow mismatches in a changing interest rate environment can reduce the earnings of the Corporation if assets repay sooner than expected and the resulting cash flows must be reinvested in lower-yielding investments when Farmer Mac’s funding costs cannot be correspondingly reduced, or if assets repay more slowly than expected and the associated debt must be replaced by higher-cost debt.

Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage and rural utilities loans reduce, but do not eliminate, prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected.  Those provisions require borrowers to make an additional payment when they prepay their loans so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid.  Those provisions create a disincentive to prepayment and compensate the Corporation for some of its interest rate risks.  As of December 31, 2010, 14 percent of the total outstanding balance of loans in the Farmer Mac I program where Farmer Mac either owned the loan or the beneficial interest in the underlying loan had yield maintenance provisions and 7 percent had other forms of prepayment protection (together covering 38 percent of all loans with fixed interest rates).  Of the Farmer Mac I new and current loans purchased in 2010, less than one percent had yield maintenance or another form of prepayment protection (covering less than one percent of all loans with fixed interest rates).  As of December 31, 2010, none of the USDA Guaranteed Securities or USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions; however, 10 percent contained prepayment penalties.  Of the USDA-guaranteed portions purchased in 2010, 2 percent contained various forms of prepayment penalties.  As of December 31, 2010, 76 percent of the rural utilities loans owned by Farmer Mac had yield maintenance provisions.  Of the rural utilities loans purchased in 2010, 53 percent had yield maintenance provisions.  As of December 31, 2010, all of the rural utilities loans held in trusts where Farmer Mac owned the beneficial interest in the underlying loan had yield maintenance provisions.

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

Outstanding Balance of Loans Held, Loans Underlying On-Balance Sheet
Farmer Mac Guaranteed Securities and USDA Guaranteed Securities
	As of December 31,
	2010	2009
	(in thousands)

Fixed rate (10-yr. wtd. avg. term)	$3,662,363	$1,923,697
5- to 10-year ARMs and resets	1,907,266	1,422,403
1-Month to 3-Year ARMs	1,133,871	723,017
Total held in portfolio	$6,703,500	$4,069,117

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

As of December 31, 2010, $0.9 billion of the $1.8 billion of investment securities (51 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year.  See Note 4 to the consolidated financial statements for more information on investment securities.  These investments are funded using:

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

An important “stress test” of Farmer Mac’s exposure to long-term interest rate risk is the measurement of the sensitivity of its market value of equity (“MVE”) to yield curve shocks.  MVE represents management’s estimate of the present value of all future cash flows from on- and off-balance sheet assets, liabilities and financial derivatives, discounted at current interest rates and appropriate spreads.  Farmer Mac’s MVE sensitivity decreased significantly during 2010.  This reduction in sensitivity resulted primarily from the $250.0 million of Farmer Mac II LLC Preferred Stock issued by the Corporation’s subsidiary, Farmer Mac II LLC.  This transaction extended the duration of Farmer Mac’s liabilities relative to its assets thereby reducing MVE sensitivity.  The following schedule summarizes the results of Farmer Mac’s MVE sensitivity analysis as of December 31, 2010 and 2009 to an immediate and instantaneous uniform or “parallel” shift in the yield curve.

	Percentage Change in MVE from Base Case
Interest Rate	As of December 31,
Scenario	2010	2009

+ 300 bp	-1.0%	-23.1%
+ 200 bp	1.9%	-13.8%
+ 100 bp	2.6%	-5.4%
- 100 bp	*	*
- 200 bp	*	*
- 300 bp	*	*

*	As of the date indicated, a parallel shift of the U.S. Treasury yield curve by the number of basis points indicated produced negative interest rates for portions of this curve.

As of December 31, 2010, Farmer Mac’s effective duration gap, another standard measure of interest rate risk that measures the difference between the sensitivities of assets compared to that of liabilities, was minus 1.6 months, compared to plus 1.1 months as of December 31, 2009.  This change in duration gap is also attributable primarily to the Farmer Mac II LLC Preferred Stock.  Duration matching helps to maintain the correlation of cash flows and stabilize portfolio earnings even when interest rates are not stable.

Farmer Mac also calculates sensitivity of net interest income (“NII”) to changes in interest rates which represents a shorter-term measure of interest rate risk.  As of December 31, 2010, a parallel increase of 100 basis points would have decreased Farmer Mac’s NII by 5.5 percent, while a parallel decrease of 25 basis points would have decreased NII by 2.6 percent.  Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios.  As of December 31, 2010, both MVE and NII showed similar or lesser sensitivity to non-parallel shocks than to the parallel shocks.

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

As of December 31, 2010, Farmer Mac had $4.4 billion combined notional amount of interest rate and credit default swaps, with terms ranging from one to fifteen years, of which $1.3 billion were pay-fixed interest rate swaps, $2.9 billion were receive-fixed interest rate swaps, $0.2 billion were basis swaps and $30.0 million were credit default swaps.

Farmer Mac enters into interest rate swap contracts to adjust the characteristics of its short-term debt to match more closely the cash flow and duration characteristics of its longer-term loans and other assets, and also to adjust the characteristics of its long-term debt to match more closely the cash flow and duration characteristics of its short-term assets, thereby reducing interest rate risk and often times deriving an overall lower effective cost of borrowing than would otherwise be available to Farmer Mac in the conventional debt market.  Specifically, interest rate swaps convert the variable cash flows related to the forecasted issuance of short-term debt into effectively fixed rate medium-term notes that match the anticipated duration and interest rate characteristics of the corresponding assets.  Farmer Mac historically evaluated the overall cost of using the swap market as an alternative to issuing medium-term notes in the capital markets, which in most instances resulted in the use of the swap market.  Due to volatile capital markets conditions, beginning in October 2008 through most of 2009, Farmer Mac discontinued its practice of synthetically creating long-term fixed rate debt through the use of pay-fixed interest rate swaps and a planned series of discount note issuances, and instead issued medium-term notes as its source of longer-term fixed rate funding.  Farmer Mac remains cautious about using pay-fixed interest rate swaps, using that type of financial derivative as necessary to manage specific interest rate risks for specific transactions.

Farmer Mac uses callable interest rate swaps (in conjunction with the issuance of short-term debt) as an alternative to callable medium-term notes with equivalently structured maturities and call options.  The call options on the swaps are designed to match the prepayment options on those mortgage assets without prepayment protection.  The blended durations of the swaps are also designed to match the duration of the related mortgages over their estimated lives.  If the mortgages prepay, the swaps can be called and the short-term debt repaid; if the mortgages do not prepay, the swaps remain outstanding and the short-term debt is rolled over, effectively providing fixed rate callable funding over the lives of the related mortgages.  Thus, the economics of the assets are closely matched to the economics of the interest rate swap and funding combination.

As discussed in Note 6 to the consolidated financial statements, Farmer Mac accounts for its financial derivatives as undesignated financial derivatives.  All of Farmer Mac’s financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac’s potential credit exposure to any counterparty.  As of December 31, 2010, Farmer Mac had uncollateralized net exposures of $5.4 million to two counterparties.

Liquidity and Capital Resources

Farmer Mac depends on regular access to the capital markets for liquidity, and Farmer Mac maintained access to the capital markets at favorable rates throughout 2010.  Assuming continuation of current market conditions, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future.  Farmer Mac also has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets.  That plan involves borrowing through repurchase agreement arrangements and the sale of liquid assets.  In accordance with the calculation prescribed by FCA regulations, Farmer Mac maintains a minimum of 60 days of liquidity and a target of 90 days of liquidity.  In accordance with the methodology prescribed by those regulations, Farmer Mac maintained an average of 144 days of liquidity during 2010 and had 173 days of liquidity as of December 31, 2010.

Debt Issuance.  Farmer Mac funds its purchases of program and non-program assets primarily by issuing debt obligations of various maturities in the public capital markets.  Debt obligations issued by Farmer Mac include discount notes and fixed and floating rate medium-term notes, including callable notes.  Farmer Mac also issues discount notes and medium-term notes to obtain funds to finance investment activities, transaction costs, guarantee payments and LTSPC purchase obligations.  See “Business—Financing—Debt Issuance” for more information regarding Farmer Mac’s debt issuance.

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

Farmer Mac’s short term borrowing costs have remained at favorable levels despite continued market volatility.  Prior to 2009, Farmer Mac historically used pay-fixed interest rate swaps, combined with a planned series of discount note issuances, as an alternative source of effectively fixed rate funding.  While the swap market may have provided favorable effectively fixed rates, interest rate swap transactions expose Farmer Mac to the risk of future widening of its own issuance spreads versus corresponding LIBOR rates.  If the spreads on the Farmer Mac discount notes were to increase relative to LIBOR, Farmer Mac would be exposed to a commensurate reduction on its net interest yield on the notional amount of its pay-fixed interest rate swaps and its LIBOR-based floating rate assets.  Conversely, if the rates on the Farmer Mac discount notes were to decrease relative to LIBOR, Farmer Mac would benefit from a commensurate increase on its net interest yield on the notional amount of its pay-fixed interest rate swaps and its LIBOR-based floating rate assets.  Further, the widespread use of pay-fixed interest rate swaps subjected the Corporation’s regulatory capital surplus to the potential adverse effects of a downward move in the fair values of those interest rate swaps.  Such a downward move was seen in the third and fourth quarters of 2008.  After September 2008, Farmer Mac systematically entered into various offsetting interest rate swaps (receive-fixed swaps) to counteract the fair value movements of previously-existing swaps.  These transactions have dampened the susceptibility of Farmer Mac’s regulatory capital surplus to changes in the fair values of its financial derivatives.  Currently, Farmer Mac uses a combination of pay-fixed interest rate swaps and receive-fixed interest rate swaps to mitigate its exposure to interest rate risk and continually monitors the effects of fair value changes on Farmer Mac’s regulatory capital surplus.

Farmer Mac maintains cash, cash equivalents (including U.S Treasury bills and other short-term money market instruments) and other investment securities that can be drawn upon for liquidity needs.  The following table presents these assets as of December 31, 2010 and 2009:

	As of December 31
	2010	2009
	(in thousands)
Cash and cash equivalents	$729,920	$654,794
Investment securities:
Guaranteed by U.S. Government and its agencies	929,793	341,874
Guaranteed by GSEs	405,631	234,206
Preferred stock issued by GSEs	169,524	177,359
Corporate debt securities	163,188	245,605
Asset-backed securities principally backed by Government- guaranteed student loans	95,193	132,851
Total	$2,493,249	$1,786,689

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

Farmer Mac held $64.3 million of ARCs as of December 31, 2010, compared to $72.9 million as of December 31, 2009.  As of December 31, 2010, Farmer Mac’s carrying value of its ARCs was 87 percent of par.  The discounted carrying value reflects uncertainty regarding the ability to obtain par in the absence of any active market trading.

As of December 31, 2010, Farmer Mac had no remaining investment in The Reserve Primary Fund compared to a $5.3 million investment as of December 31, 2009.  Farmer Mac received the remaining investment in the Fund on July 16, 2010, resulting in a recovery of $37,000 of amounts previously written off.

The following table presents Farmer Mac’s largest holdings as of December 31, 2010.  These holdings are presented as either “Cash and cash equivalents” or “Investment securities” on the consolidated balance sheets.

		Credit
Investment	Issuer	Rating	Amount (2)
			(in thousands)
Short-term Money Market Funds	Fidelity Investments	AAAm	$199,762
Short-term Money Market Funds	Western Asset Management Co.	AAAm	169,900
Short-term Money Market Funds	Invesco AIM	AAAm	114,762
Short-term Money Market Funds	BlackRock, Inc.	AAAm	96,662
GSE Preferred Stock	AgFirst Farm Credit Bank (1)	A	83,035
GSE Preferred Stock	CoBank, ACB (1)	A	78,500
GSE Subordinated Debt	CoBank, ACB (1)	A	70,000
Corporate Debt	Goldman Sachs Group, Inc.	A	50,000
Corporate Debt	Merrill Lynch & Co., Inc. (3)	A	50,000

(1)	CoBank, ACB and AgFirst Farm Credit Bank are institutions of the Farm Credit System, a government-sponsored enterprise.
(2)	Investment balance does not include premiums paid or unrealized gains or losses on the securities.
(3)	Merrill Lynch & Co., Inc. was acquired by Bank of America in January 2009.

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

As of December 31, 2010 and 2009, Farmer Mac was classified as within “level I” (the highest compliance level).  The following table sets forth Farmer Mac’s minimum capital requirements and surpluses as of December 31, 2010 and 2009.

	As of December 31,
	2010			2009
	Amount	Ratio	Capital Required	Amount	Ratio	Capital Required
	(dollars in thousands)
On-balance sheet assets (1)	$9,428,781	2.75%	$259,291	$6,068,572	2.75%	$166,886
Outstanding balance of off-balance sheet program assets	5,513,209	0.75%	41,349	6,651,987	0.75%	49,890
Financial derivatives (1)	47,434	0.75%	356	24,348	0.75%	183
Minimum capital requirement			300,996			216,959
Core capital			460,602			337,153
Capital surplus			$159,606			$120,194

(1) As defined for determining statutory minimum capital.

Based on the risk-based capital stress test, Farmer Mac’s risk-based capital requirement as of December 31, 2010 was $42.1 million and Farmer Mac’s regulatory capital of $480.7 million exceeded that amount by approximately $438.6 million.  Farmer Mac’s risk-based capital requirement as of December 31, 2009 was $35.9 million and Farmer Mac’s regulatory capital of $351.3 million exceeded that amount by approximately $315.4 million.

Contractual Obligations.  The following table presents the amount and timing of Farmer Mac’s known fixed and determinable contractual obligations by payment date as of December 31, 2010.  The payment amounts represent those amounts contractually due to the recipient (including return of discount and interest on debt) and do not include unamortized premiums or discounts or other similar carrying value adjustments.

	One Year	One to	Three to	Over Five
	or Less	Three Years	Five Years	Years	Total
	(in thousands)
Discount notes (1)	$3,813,516	$-	$-	$-	$3,813,516
Medium-term notes (1)	699,275	1,237,000	1,882,000	320,000	4,138,275
Interest payments on fixed rate medium-term notes	96,204	167,976	100,652	73,758	438,590
Interest payments on floating rate medium-term notes (2)	423	408	-	-	831
Operating lease obligations (3)	1,230	2,464	2,545	12,305	18,544
Purchase obligations (4)	755	481	3	-	1,239

(1)
Future events, including additional issuance of discount notes and medium-term notes and refinancing of those notes, could cause actual payments to differ significantly from these amounts.  For more information regarding discount notes and medium-term notes, see Note 7 to the consolidated financial statements.

(2)
Calculated using the effective interest rates as of December 31, 2010.  As a result, these amounts do not reflect the effects of changes in the contractual interest rates effective on future interest rate reset dates.

(3)
Includes amounts due under non-cancelable operating leases for office space and office equipment. See Note 12 to the consolidated financial statements for more information regarding Farmer Mac’s minimum lease payments for office space.

(4)
Includes minimum amounts due under non-cancelable agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms.  These agreements include agreements for the provision of consulting services, information technology support, equipment maintenance, and financial analysis software and services.  The amounts actually paid under these agreements will likely be higher due to the variable components of some of these agreements under which the ultimate obligation owed is determined by reference to actual usage or hours worked.  The table does not include amounts due under agreements that are cancelable without penalty or further payment as of December 31, 2010 and therefore do not represent enforceable and legally binding obligations.  The table also does not include amounts due under the terms of employment agreements with members of senior management; nor does it include payments that are based on a varying outstanding loan volume (such as servicing and bond administration fees), as those payments are not known, fixed and determinable contractual obligations.

Farmer Mac enters into financial derivative contracts under which it either receives cash from counterparties, or is required to pay cash to them, depending on changes in interest rates.  Financial derivatives are carried on the consolidated balance sheets at fair value, representing the net present value of expected future cash payments or receipts based on market interest rates as of the balance sheet date.  The fair values of the contracts change daily as market interest rates change.  Because the financial derivative liabilities recorded on the consolidated balance sheet as of December 31, 2010 do not represent the amounts that may ultimately be paid under the financial derivative contracts, those liabilities are not included in the table of contractual obligations presented above.  Further information regarding financial derivatives is included in Note 2(h) and Note 6 to the consolidated financial statements.

Contingent Liabilities.  In conducting its loan purchase activities, Farmer Mac enters into mandatory delivery commitments to purchase agricultural real estate mortgage loans and USDA-guaranteed portions and corresponding optional commitments to deliver Farmer Mac Guaranteed Securities.  As of December 31, 2010 and 2009, Farmer Mac had no optional delivery commitments to deliver Farmer Mac Guaranteed Securities outstanding.  In conducting its LTSPC activities, Farmer Mac enters into arrangements whereby it commits to buy agricultural real estate mortgage loans under certain conditions at an undetermined future date.  The following table presents these significant commitments.

	As of December 31,
	2010	2009
	(in thousands)

LTSPCs	$1,754,597	$2,165,706

Mandatory commitments to purchase loans and
USDA-guaranteed portions	80,390	54,033

Further information regarding Farmer Mac’s commitments to purchase and sell loans is included in Note 12 to the consolidated financial statements.

Off-Balance Sheet Arrangements.  Farmer Mac offers approved lenders two credit enhancement alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans:  (1) LTSPCs, and (2) Farmer Mac Guaranteed Securities.  Prior to the adoption of new accounting guidance on January 1, 2010 related to the consolidation of off-balance sheet assets, both of these products resulted in the creation of off-balance sheet obligations for Farmer Mac in the ordinary course of its business.  Effective January 1, 2010, securitization trusts where Farmer Mac is judged to be the primary beneficiary, as described in Note 2(q) to the consolidated financial statements, are consolidated on-balance sheet and the Farmer Mac I Guaranteed Securities are presented as “Loans held for investment in consolidated trusts.”  LTSPCs and securitization trusts where Farmer Mac is not judged to be the primary beneficiary still result in the creation of off-balance sheet obligations for Farmer Mac.  In performing its obligations related to LTSPCs and Farmer Mac Guaranteed Securities, Farmer Mac would have the right to enforce the underlying loans, and in the event of the default under the terms of those loans, would have access to the underlying collateral.

As of December 31, 2010 and 2009, outstanding off-balance sheet LTSPCs and Farmer Mac Guaranteed Securities totaled $5.5 billion and $6.7 billion, respectively.  The following table presents the balance of outstanding LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2010 and 2009:

Outstanding Balance of LTSPCs and
Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of December 31,
	2010	2009
	(in thousands)
Farmer Mac I obligations:
Farmer Mac I Guaranteed Securities	$3,695,217	$4,437,239
LTSPCs	1,754,597	2,165,706
Total Farmer Mac I obligations	5,449,814	6,602,945
Farmer Mac II Guaranteed Securities	48,103	34,802
Farmer Mac Guaranteed Securities - Rural Utilities	15,292	14,240
Total off-balance sheet	$5,513,209	$6,651,987

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

In the preamble to the proposed rule, FCA noted that had the proposed rule been in effect on March 31, 2009, Farmer Mac’s risk-based capital requirement as of that date would have been approximately $62.9 million, compared to the risk-based capital requirement of approximately $40.1 million under the existing risk-based capital stress test at that time.  Farmer Mac is required to hold capital at the higher of the statutory minimum capital requirement and the amount required by the risk-based capital stress test.  As of December 31, 2010, Farmer Mac’s minimum capital requirement was $301.0 million, and Farmer Mac’s core capital level was $460.6 million, $159.6 million above the minimum capital requirement.  Based on the risk-based capital stress test currently in effect, Farmer Mac’s risk-based capital requirement as of December 31, 2010 was $42.1 million, and Farmer Mac’s regulatory capital of $480.7 million exceeded that requirement by approximately $438.6 million.

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

Other Matters

The expected effects of recently issued accounting pronouncements on the consolidated financial statements are presented in Note 2(r) to the consolidated financial statements.

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

Under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, Farmer Mac’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Corporation’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation under the COSO criteria, management concluded that the Corporation’s internal control over financial reporting as of December 31, 2010 was effective.

Farmer Mac’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010, as stated in their report appearing below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Federal Agricultural Mortgage Corporation
Washington, DC

In our opinion, the accompanying consolidated balance sheets as of December 31, 2010 and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended present fairly, in all material respects, the financial position of the Federal Agricultural Mortgage Corporation ("Farmer Mac") at December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Farmer Mac maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Farmer Mac's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and on Farmer Mac's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, Farmer Mac changed the manner in which it accounts for transfers of financial assets and consolidation for variable interest entities in 2010.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Federal Agricultural Mortgage Corporation
Washington, DC

We have audited the accompanying consolidated balance sheet of Federal Agricultural Mortgage Corporation and subsidiaries (“Farmer Mac”) as of December 31, 2009 and the related consolidated statements of operations, changes in equity, and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of Farmer Mac's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Federal Agricultural Mortgage Corporation and subsidiaries at December 31, 2009 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14 to the consolidated financial statements, Farmer Mac revised its Segment Information to reflect the manner in which its chief operating decision maker had begun assessing Farmer Mac’s performance and making resource allocation decisions.  Farmer Mac’s Segment Information from prior periods has been reclassified in accordance with the new segment financial reporting.

/s/ Deloitte & Touche LLP

McLean, Virginia
March 16, 2010
(August 4, 2010 as to Note 14)

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	As of December 31,
	2010	2009
	(in thousands)
Assets:
Cash and cash equivalents	$729,920	$654,794
Investment securities:
Available-for-sale, at fair value	1,677,233	1,041,923
Trading, at fair value	86,096	89,972
Total investment securities	1,763,329	1,131,895
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value	2,907,264	2,524,867
Trading, at fair value	-	874,129
Total Farmer Mac Guaranteed Securities	2,907,264	3,398,996
USDA Guaranteed Securities:
Available-for-sale, at fair value	1,005,679	-
Trading, at fair value	311,765	-
Total USDA Guaranteed Securities	1,317,444	-
Loans:
Loans held for sale, at lower of cost or fair value	1,212,065	666,534
Loans held for investment, at amortized cost	90,674	93,478
Loans held for investment in consolidated trusts, at amortized cost	1,265,663	-
Allowance for loan losses	(9,803)	(6,292)
Total loans, net of allowance	2,558,599	753,720
Real estate owned, at lower of cost or fair value	1,992	739
Financial derivatives, at fair value	41,492	15,040
Interest receivable	90,295	67,178
Guarantee and commitment fees receivable	34,752	55,016
Deferred tax asset, net	14,530	24,146
Prepaid expenses and other assets	20,297	37,289
Total Assets	$9,479,914	$6,138,813
Liabilities, Mezzanine Equity and Equity:
Liabilities:
Notes payable:
Due within one year	$4,509,419	$3,662,898
Due after one year	3,430,656	1,908,713
Total notes payable	7,940,075	5,571,611
Debt securities of consolidated trusts held by third parties	827,411	-
Financial derivatives, at fair value	113,687	107,367
Accrued interest payable	57,131	39,562
Guarantee and commitment obligation	30,308	48,526
Accounts payable and accrued expenses	22,113	23,445
Reserve for losses	10,312	7,895
Total Liabilities	9,001,037	5,798,406
Commitments and Contingencies (Note 12)
Mezzanine Equity:
Series B redeemable preferred stock, par value $1,000 per share, 150,000 shares authorized, issued and outstanding as of December 31, 2009 (redemption value $150,000,000)	-	144,216
Equity:
Preferred stock:
Series C, par value $1,000 per share, 100,000 shares authorized, 57,578 shares issued and outstanding	57,578	57,578
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 8,752,711 shares outstanding as of December 31, 2010 and 8,610,918 shares outstanding as of December 31, 2009	8,753	8,611
Additional paid-in capital	100,050	97,090
Accumulated other comprehensive income	18,275	3,254
Retained earnings	50,837	28,127
Total Stockholders' Equity	237,024	196,191
Non-controlling interest - preferred stock	241,853	-
Total Equity	478,877	196,191
Total Liabilities, Mezzanine Equity and Equity	$9,479,914	$6,138,813
See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$27,497	$28,727	$113,722
Farmer Mac and USDA Guaranteed Securities	86,742	109,779	96,417
Loans	124,472	37,987	45,556
Total interest income	238,711	176,493	255,695
Total interest expense	142,668	90,585	166,980
Net interest income	96,043	85,908	88,715
Provision for loan losses	(1,893)	(2,853)	(14,531)
Net interest income after provision for loan losses	94,150	83,055	74,184

Non-interest income/(loss):
Guarantee and commitment fees	24,091	31,805	28,381
(Losses)/gains on financial derivatives	(17,159)	21,297	(130,403)
Gains/(losses) on trading assets	5,270	43,273	(10,639)
Other-than-temporary impairment losses	-	(3,994)	(106,240)
Gains on sale of available-for-sale investment securities	266	3,353	316
Gains on sale of loans and Farmer Mac Guaranteed Securities	-	1,581	1,509
Gains on repurchase of debt	-	-	864
Gain on sale of REO	10	-	-
Lower of cost or fair value adjustment on loans held for sale	(8,748)	(139)	-
Other income	1,244	1,578	1,413
Non-interest income/(loss)	4,974	98,754	(214,799)

Non-interest expense:
Compensation and employee benefits	17,232	13,683	15,266
General and administrative	8,564	11,167	11,871
Regulatory fees	2,243	2,100	2,050
Real estate owned operating costs, net	2,171	353	116
Provision for losses	2,417	2,389	3,309
Non-interest expense	32,627	29,692	32,612
Income/(loss) before income taxes	66,497	152,117	(173,227)
Income tax expense/(benefit)	13,797	52,517	(22,864)
Net income/(loss)	52,700	99,600	(150,363)
Less: Net income attributable to non-controlling interest - preferred stock dividends	(20,707)	-	-
Net income/(loss) attributable to Farmer Mac	31,993	99,600	(150,363)
Preferred stock dividends	(4,129)	(17,302)	(3,717)
Loss on retirement of preferred stock	(5,784)	-	-
Net income/(loss) available to common stockholders	$22,080	$82,298	$(154,080)

Earnings/(loss) per common share and dividends:
Basic earnings/(loss) per common share	$2.16	$8.12	$(15.40)
Diluted earnings/(loss) per common share	$2.08	$8.04	$(15.40)
Common stock dividends per common share	$0.20	$0.20	$0.40
See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	For the Year Ended December 31,
	2010		2009		2008
	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands)
Preferred stock:
Balance, beginning of period	58	$57,578	9	$9,200	700	$35,000
Issuance of Series C preferred stock	-	-	49	48,378	9	9,200
Redemption of Series A preferred stock	-	-	-	-	(700)	(35,000)
Balance, end of period	58	$57,578	58	$57,578	9	$9,200
Common stock:
Balance, beginning of period	10,142	$10,142	10,132	$10,132	9,895	$9,895
Issuance of Class C common stock	127	127	10	10	5	5
Repurchase and retirement of Class C common stock	-	-	-	-	(32)	(32)
Exercise of stock options and SARs	15	15	-	-	264	264
Balance, end of period	10,284	$10,284	10,142	$10,142	10,132	$10,132
Additional paid-in capital:
Balance, beginning of period		$97,090		$95,572		$87,134
Stock-based compensation expense		2,774		2,694		2,759
Issuance of Class C common stock		40		32		65
Repurchase and retirement of Class C common stock		-		-		(285)
Exercise, vesting and cancellation of stock options,
SARs and restricted stock		146		(1,208)		5,899
Balance, end of period		$100,050		$97,090		$95,572
Retained earnings/(accumulated deficit):
Balance, beginning of period		$28,127		$(52,144)		$94,357
Net income/(loss) attributable to Farmer Mac		31,993		99,600		(150,363)
Cash dividends:
Preferred stock, Series A ($3.20)		-		-		(2,240)
Preferred stock, Series B ($8.33, $102.67 and $9.77 per share in 2010, 2009 and 2008, respectively)		(1,250)		(15,400)		(1,467)
Preferred stock, Series C ($50.00, $33.03 and $1.11 per share in 2010, 2009 and 2008, respectively)		(2,879)		(1,902)		(10)
Common stock ($0.20 per share in 2010 and 2009, and $0.40 per share in 2008)		(2,049)		(2,027)		(4,015)
Repurchase and retirement of Class C common stock		-		-		(514)
Loss on retirement of preferred stock		(5,784)		-		-
Cumulative effect of adoption of new accounting standard, net of tax		2,679		-		12,108
Balance, end of period		$50,837		$28,127		$(52,144)
Accumulated other comprehensive income/(loss):
Balance, beginning of period		$3,254		$(47,412)		$(2,793)
Cumulative effect from adoption of FASB guidance on fair value measurements, net of tax		-		-		(11,237)
Balance as of January 1		3,254		(47,412)		(14,030)
Change in unrealized gain/(loss) on available-for-sale securities, net of tax and reclassification adjustments		14,975		50,514		(33,657)
Change in unrealized gain on financial derivatives, net of tax and reclassification adjustments		46		152		275
Balance, end of period		$18,275		$3,254		$(47,412)
Total Stockholders' Equity		$237,024		$196,191		$15,348
Non-controlling interest:
Balance, beginning of period		$-		$-		$-
Preferred stock - Farmer Mac II LLC		241,853		-		-
Balance, end of period		$241,853		$-		$-
Total Equity		$478,877		$196,191		$15,348

Comprehensive income/(loss):
Net income/(loss)		$52,700		$99,600		$(150,363)
Change in accumulated other comprehensive income/(loss), net of tax		15,021		50,666		(33,382)
Comprehensive income/(loss)		67,721		150,266		(183,745)
Less: Comprehensive income attributable to non-controlling interest		20,707		-		-
Total comprehensive income/(loss)		$47,014		$150,266		$(183,745)
See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income/(loss)	$52,700	$99,600	$(150,363)
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Net amortization of premiums and discounts on loans, investments, and Farmer Mac and USDA Guaranteed Securities	11,845	3,926	2,001
Amortization of debt premiums, discounts and issuance costs	7,982	12,876	79,404
Net change in fair value of trading securities, financial derivatives and loans held for sale	(16,653)	(105,060)	111,768
Amortization of transition adjustment on financial derivatives	70	152	275
Other-than-temporary impairment losses	-	3,994	106,240
Gains on sale of loans and Farmer Mac Guaranteed Securities	-	(1,581)	(1,509)
Gains on the sale of available-for-sale investment securities	(266)	(3,353)	(316)
Gain on repurchase of debt	-	-	(864)
Gain on the sale of real estate owned	(10)	-	-
Total provision for losses	4,310	5,242	17,840
Deferred income taxes	(524)	35,615	(40,378)
Stock-based compensation expense	2,774	2,694	2,759
Proceeds from repayment and sale of trading investment securities	747	787	6,675
Purchases of loans held for sale	(661,310)	(164,335)	(61,525)
Proceeds from repayment of loans held for sale	98,430	62,125	15,235
Net change in:
(Increase)/decrease in interest receivable	(23,117)	5,880	18,881
Decrease/(increase) in guarantee and commitment fees receivable	20,264	6,093	(3,305)
Decrease/(increase) in other assets	19,229	76,382	(113,247)
Increase/(decrease) in accrued interest payable	17,569	(908)	(9,534)
(Decrease)/increase in other liabilities	(18,243)	(9,019)	940
Net cash (used in)/provided by operating activities	(484,203)	31,110	(19,023)
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(1,075,852)	(325,871)	(1,185,437)
Purchases of Farmer Mac Guaranteed Securities	(2,010,991)	(2,047,954)	(623,179)
Purchases of loans held for investment	(34,387)	(59,627)	(135,097)
Purchases of defaulted loans	(6,082)	(21,269)	(58,279)
Proceeds from repayment of available-for-sale investment securities	350,197	195,589	581,098
Proceeds from repayment of Farmer Mac Guaranteed Securities	711,462	725,761	263,858
Proceeds from repayment of loans held for investment	237,168	41,298	118,178
Proceeds from sale of available-for-sale investment securities	100,833	306,506	456,506
Proceeds from sale of trading securities - fair value option	5,013	-	-
Proceeds from sale of Farmer Mac Guaranteed Securities	30,725	188,204	669,406
Proceeds from sale of real estate owned	1,055	40,955	-
Proceeds from sale of loans	-	358,953	-
Net cash (used in)/provided by investing activities	(1,690,859)	(597,455)	87,054
Cash flows from financing activities:
Proceeds from issuance of discount notes	66,804,224	54,840,697	126,824,163
Proceeds from issuance of medium-term notes	2,729,530	3,475,856	2,228,953
Payments to redeem discount notes	(65,300,682)	(54,675,917)	(126,990,012)
Payments to redeem medium-term notes	(1,872,590)	(2,727,000)	(2,070,136)
Excess tax benefits related to stock-based awards	763	-	381
Payments to third parties on debt securities of consolidated trusts	(176,260)	-	-
Proceeds from common stock issuance	172	42	5,734
Purchases of common stock	-	-	(831)
Issuance costs on retirement of preferred stock	(5,784)	-	-
Proceeds from preferred stock issuance - Farmer Mac II LLC	241,853	-	-
Proceeds from preferred stock issuance	-	48,378	9,200
Repurchases of preferred stock	-	-	(35,000)
Proceeds from mezzanine equity issuance	-	-	144,216
Retirement of Series B Preferred stock	(144,216)	-	-
Dividends paid - Non-controlling interest - preferred stock	(20,644)	-	-
Dividends paid on common and preferred stock	(6,178)	(19,329)	(7,732)
Net cash provided by financing activities	2,250,188	942,727	108,936
Net increase in cash and cash equivalents	75,126	376,382	176,967
Cash and cash equivalents at beginning of period	654,794	278,412	101,445
Cash and cash equivalents at end of period	$729,920	$654,794	$278,412
See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

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

Farmer Mac accomplishes its congressional mission of providing liquidity and lending capacity to agricultural and rural utilities lenders by:

•	purchasing eligible loans directly from lenders;
•	providing advances against eligible loans by purchasing obligations secured by those loans;
•	securitizing assets and guaranteeing the payment of principal and interest on the resulting securities that represent interests in, or obligations secured by, pools of eligible loans; and
•	issuing long-term standby purchase commitments (“LTSPCs”) for eligible loans.

Farmer Mac conducts these activities through three programs—Farmer Mac I, Farmer Mac II and Rural Utilities.  As of December 31, 2010, the total outstanding balance in all of Farmer Mac’s programs was $12.2 billion.

Under the Farmer Mac I program, Farmer Mac purchases or commits to purchase mortgage loans secured by first liens on agricultural real estate.  Farmer Mac also guarantees securities representing interests in or obligations backed by pools of eligible mortgage loans.  The securities guaranteed by Farmer Mac under the Farmer Mac I program are referred to as “Farmer Mac I Guaranteed Securities.”  To be eligible for the Farmer Mac I program, loans must meet Farmer Mac’s credit underwriting, collateral valuation, documentation and other specified standards.  As of December 31, 2010, outstanding loans held by Farmer Mac and loans that either back Farmer Mac I Guaranteed Securities or are subject to LTSPCs in the Farmer Mac I program totaled $8.2 billion.

Under the Farmer Mac II program, Farmer Mac purchases the portions of loans guaranteed by the United States Department of Agriculture (the “USDA-guaranteed portions”) pursuant to the Consolidated Farm and Rural Development Act (7 U.S.C. §§ 1921 et seq.) and may guarantee securities backed by those USDA-guaranteed portions (“Farmer Mac II Guaranteed Securities”).  USDA-guaranteed portions are presented as “USDA Guaranteed Securities” on the consolidated balance sheets.  Guaranteed securities backed by USDA-guaranteed portions are presented as “Farmer Mac Guaranteed Securities” on the consolidated balance sheets.  As of December 31, 2010, outstanding Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities totaled $1.4 billion.  Since January 2010, all purchases of USDA-guaranteed portions under the Farmer Mac II program (other than purchases of USDA-guaranteed portions that back Farmer Mac II Guaranteed Securities to be sold to third parties) have been, and will continue to be, made by Farmer Mac’s subsidiary, Farmer Mac II LLC.

Farmer Mac’s Rural Utilities program was initiated during second quarter 2008 after Congress expanded Farmer Mac’s authorized secondary market activities to include rural utilities loans.  Farmer Mac’s activities under this program have been and are expected to be similar to those conducted under the Farmer Mac I program—loan purchases, guarantees of securities (“Farmer Mac Guaranteed Securities – Rural Utilities”) and issuance of LTSPCs—with respect to eligible rural utilities loans.  To be eligible for the Rural Utilities program, loans must meet Farmer Mac’s credit underwriting and other specified standards.  Farmer Mac has retained in its portfolio all of the rural utilities loans and Farmer Mac Guaranteed Securities – Rural Utilities under this program since its inception, with the exception of AgVantage securities that were sold to third parties and had an outstanding balance of $15.3 million as of December 31, 2010.  To date, Farmer Mac has not issued any LTSPCs with respect to rural utilities loans.  As of December 31, 2010, the aggregate outstanding principal balance of rural utilities loans held and Farmer Mac Guaranteed Securities – Rural Utilities was $2.6 billion.

Farmer Mac I Guaranteed Securities, Farmer Mac II Guaranteed Securities and Farmer Mac Guaranteed Securities – Rural Utilities are collectively referred to as “Farmer Mac Guaranteed Securities.”  The assets underlying Farmer Mac Guaranteed Securities include (1) securitized loans or USDA-guaranteed portions eligible under one of Farmer Mac’s programs and (2) general obligations of lenders secured by pools of eligible loans.  The Corporation guarantees the timely payment of principal and interest on the resulting Farmer Mac Guaranteed Securities.  AgVantage® is a registered trademark of Farmer Mac that is used to designate Farmer Mac’s guarantees of securities that are related to general obligations of issuers that are secured by pools of eligible loans.  Farmer Mac may retain Farmer Mac Guaranteed Securities in its portfolio or sell them to third parties.

Farmer Mac’s two principal sources of revenue are:

•	guarantee and commitment fees received in connection with outstanding Farmer Mac Guaranteed Securities and LTSPCs; and
•	interest income earned on assets held on balance sheet, net of related funding costs and interest payments and receipts on financial derivatives.

Farmer Mac funds its “program” purchases of Farmer Mac Guaranteed Securities and eligible loans primarily by issuing debt obligations of various maturities in the public capital markets. As of December 31, 2010, Farmer Mac had $3.8 billion of discount notes and $4.1 billion of medium-term notes outstanding. The proceeds of debt issuance are also used to fund “non-program” investments that must comply with regulations promulgated by the Farm Credit Administration (“FCA”), including dollar amount, issuer concentration, and credit quality limitations. Those regulations can be found at 12 C.F.R. §§ 652.1-652.45.

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

The consolidated financial statements include the accounts of Farmer Mac and its two subsidiaries: (1) Farmer Mac Mortgage Securities Corporation (“FMMSC”), whose principal activities are to facilitate the purchase and issuance of Farmer Mac Guaranteed Securities and to act as a registrant under registration statements filed with the Securities and Exchange Commission, and (2) Farmer Mac II LLC, whose principal activity is the operation of substantially all of the business related to the Farmer Mac II program – primarily the acquisition of USDA-guaranteed portions.  Farmer Mac II LLC was formed as a Delaware limited liability company on December 10, 2009.  The business operations of Farmer Mac II LLC began in January 2010.  The consolidated financial statements also include the accounts of variable interest entities (“VIEs”) in which Farmer Mac determined itself to be the primary beneficiary.  See Note 2(q) for more information on consolidated VIEs.

A Farmer Mac guarantee of timely payment of principal and interest is an explicit element of the terms of all Farmer Mac Guaranteed Securities. When Farmer Mac retains such securities in its portfolio, that guarantee is not extinguished. For Farmer Mac Guaranteed Securities in the Corporation's portfolio, Farmer Mac has entered into guarantee arrangements with FMMSC. The guarantee fee rate established between Farmer Mac and FMMSC is an element in determining the fair value of these Farmer Mac Guaranteed Securities, and guarantee fees related to these securities are reflected in guarantee and commitment fees in the consolidated statements of operations. These guarantee fees totaled $6.5 million in 2010.  The corresponding expense of FMMSC has been eliminated against interest income in consolidation. All other inter-company balances and transactions have been eliminated in consolidation.

(b)	Cash and Cash Equivalents and Statements of Cash Flows

Farmer Mac considers highly liquid investment securities with maturities at the time of purchase of three months or less to be cash equivalents.  The carrying value of cash and cash equivalents is a reasonable estimate of their approximate fair value.  Changes in the balance of cash and cash equivalents are reported in the consolidated statements of cash flows.  The following table sets forth information regarding certain cash and non-cash transactions for the years ended December 31, 2010, 2009 and 2008.

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)
Cash paid during the period for:
Interest	$78,245	$80,350	$103,517
Income taxes	15,174	11,500	30,069
Non-cash activity:
Real estate owned acquired through loan liquidation	5,001	41,086	16
Loans acquired and securitized as Farmer Mac Guaranteed Securities	8,594	28,736	98,843
Reclassification of unsettled trades with The Reserve Primary Fund from Cash and cash equivalents to Prepaid expenses and other assets	-	-	42,489
Transfers of investment securities from available-for-sale to trading from the effect of adopting FASB guidance on fair value measurement	-	-	600,468
Transfers of Farmer Mac II Guaranteed Securities from held-to-maturity to trading from the effect of adopting FASB guidance on fair value measurement	-	-	428,670
Transfers of Farmer Mac II Guaranteed Securities from held-to-maturity to available-for-sale	-	-	493,997
Transfers of Farmer Mac I Guaranteed Securities from held-to-maturity to available-for-sale	-	-	25,458
Transfers of available-for-sale investment securities to available-for-sale Farmer Mac Guaranteed Securities - Rural Utilities	-	-	902,420
Transfers of trading investment securities to trading Farmer Mac Guaranteed Securities - Rural Utilities	-	-	459,026
Consolidation of Farmer Mac I Guaranteed Securities from off-balance sheet to loans held for investment in consolidated trusts	1,408,965	-	-
Consolidation of Farmer Mac I Guaranteed Securities from off-balance sheet to debt securities of consolidated trusts held by third parties	1,408,965	-	-
Transfers of available-for-sale Farmer Mac I Guaranteed Securities to loans held for investment in consolidated trusts, upon the adoption of new consolidation guidance	5,385	-	-
Transfers of trading Farmer Mac Guaranteed Securities - Rural Utilities to loans held for investment in consolidated trusts, upon the adoption of new consolidation guidance	451,448	-	-
Deconsolidation of loans held for investment in consolidated trusts - transferred to off- balance sheet Farmer Mac I Guaranteed Securities	414,462	-	-
Deconsolidation of debt securities of consolidated trusts held by third parties - transferred to off-balance sheet Farmer Mac I Guaranteed Securities	414,462	-	-
Transfers of Farmer Mac I Guaranteed Securities to loans held for sale	-	288,012	-
Transfers of loans held for investment to loans held for sale	-	617,072	-
Exchange of GSE preferred stock - transfer from trading to available-for-sale	-	90,657	-

During 2010, Farmer Mac adopted new accounting guidance on consolidation of VIEs, which resulted in the consolidation of certain securitization trust assets and liabilities onto Farmer Mac’s balance sheet.  The items noted above reflect the impact upon adoption of the new consolidation guidance and Farmer Mac’s on-going assessment of its interests in VIEs.  See Note 2(q) for further information related to the consolidation of VIEs.

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

(c)	Investments, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities

Securities for which Farmer Mac does not have the positive intent to hold to maturity are classified as available-for-sale and are carried at estimated fair value.  Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated other comprehensive income in stockholders’ equity.  Securities classified as trading securities are reported at their fair value, with unrealized gains and losses included in earnings.  Gains and losses on the sale of available-for-sale and trading securities are determined using the specific identification cost method.  Farmer Mac does not currently classify any securities as held-to-maturity.

Farmer Mac determines the fair value of investment securities using quoted market prices, when available, and evaluates the securities for other-than-temporary impairment.  Farmer Mac determines the fair values of investment securities for which quoted market prices are not available, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities based on the present value of the associated expected future cash flows.  In estimating the present value of the expected future cash flows, management is required to make estimates and assumptions.  The key estimates and assumptions include discount rates and collateral repayment rates.  Premiums, discounts and other deferred costs are amortized to interest income over the estimated life of the security using the effective interest method.  Interest income on investments and Farmer Mac Guaranteed Securities is recorded on an accrual basis unless the collection of interest is considered doubtful.

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

Loans for which Farmer Mac has the positive intent and ability to hold for the foreseeable future are classified as held for investment and reported at their unpaid principal balance net of unamortized purchase discounts or premiums.  When Farmer Mac consolidates a trust, it recognizes the loans underlying the trust in the consolidated balance sheets as “Loans held for investment in consolidated trusts, at amortized cost.”  See Note 2(q) for more information on new accounting standards related to consolidation.  Loans that Farmer Mac does not intend to hold for the foreseeable future are classified as held for sale and reported at the lower of cost or fair value.  For loans held for investment and loans held for sale, the net unamortized purchase premium or discount as of December 31, 2010 was a net premium of $39.2 million, compared to a net discount of $2.6 million as of December 31, 2009.  The change in unamortized purchase premium and discount as of December 31, 2010 compared to December 31, 2009 was due to the consolidation of assets at fair value in first quarter 2010 pursuant to the adoption of new consolidation guidance.  Farmer Mac does not amortize premiums and discounts related to loans held for sale.  Effective January 1, 2011, Farmer Mac transferred $880.0 million of loans in the Farmer Mac I program from held for sale to held for investment.  Farmer Mac transferred these loans at the lower of cost or fair value.

(e)	Securitization of Loans

Asset securitization involves the transfer of financial assets to another entity in exchange for cash and/or beneficial interests in the assets transferred.  Farmer Mac or third parties transfer agricultural real estate mortgage loans or rural utilities loans into trusts that are used as vehicles for the securitization of the transferred loans.  The trusts issue Farmer Mac Guaranteed Securities that are beneficial interests in the assets of the trusts, to either Farmer Mac or third party investors.  Farmer Mac guarantees the timely payment of principal and interest on the securities issued by the trusts and receives guarantee fees as compensation for its guarantee.  Farmer Mac recognizes guarantee fees on an accrual basis over the terms of the Farmer Mac Guaranteed Securities, which generally coincide with the terms of the underlying loans.  As such, no guarantee fees are unearned at the end of any reporting period.  If Farmer Mac purchases a delinquent loan underlying a Farmer Mac Guaranteed Security, Farmer Mac stops accruing the guarantee fee upon the loan purchase.

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

When particular criteria are met, such as the default of the borrower, Farmer Mac becomes entitled to purchase the defaulted loans underlying Farmer Mac Guaranteed Securities (commonly referred to as “removal-of-account” provisions).  Farmer Mac considers acquired credit-impaired loans to be individually impaired at acquisition.  Farmer Mac records all such defaulted loans at their unpaid principal balance during the period in which Farmer Mac becomes entitled to purchase the loans and therefore regains effective control over the transferred loans.  Farmer Mac generally does not record a loss at acquisition because it believes that unpaid principal balance is representative of the fair value of the loan.

See Notes 2(q) and 2(r) for more information on the adoption of new accounting standards related to transfers of financial assets and consolidation.

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

Real estate owned (“REO”) consists of real estate acquired through loan liquidation and is recorded at fair value less estimated selling cost at acquisition.  Fair value is determined by appraisal or other appropriate valuation method.  Any excess of the recorded investment in the loan over the fair value less estimated selling cost is charged to the allowance for loan losses.  Subsequent to the acquisition, management continues to perform periodic valuations for real estate owned.  Declines in the net realizable value (fair value less estimated selling costs) are charged through income.

Farmer Mac contracts with third parties to operate or preserve real estate owned and offered for sale when appropriate to maintain property value.  Non-recoverable costs are expensed as incurred and those related to the production of saleable goods or crops are capitalized to the extent they are realizable.  As revenues from the sale of goods or crops are received, they are applied first to any capitalized costs and any remaining revenues offset non-recoverable expenses incurred.  Farmer Mac had no capitalized costs as of December 31, 2010 and 2009.

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

All financial derivatives are recorded on the balance sheets at fair value as a freestanding asset or liability.  As discussed in Note 6, Farmer Mac does not designate its financial derivatives as fair value hedges or cash flow hedges; therefore, the changes in the fair values of financial derivatives are reported as gains or losses on financial derivatives in the consolidated statements of operations.

(i)	Notes Payable

Notes payable are classified as due within one year or due after one year based on their contractual maturities.  Debt issuance costs and premiums and discounts are deferred and amortized to interest expense using the effective interest method over the contractual life of the related debt.

(j)	Allowance for Losses

Farmer Mac maintains an allowance for losses to cover estimated probable losses incurred as of the balance sheet date on loans held (“allowance for loan losses”) and loans underlying LTSPCs and Farmer Mac Guaranteed Securities (“reserve for losses”) based on available information.  Farmer Mac’s methodology for determining the allowance for losses separately considers its portfolio segments - Farmer Mac I, Farmer Mac II, and Rural Utilities, and disaggregates its analysis, where relevant, into classes of financing receivables, which currently include loans and AgVantage securities.  Further disaggregation to commodity type is performed, where appropriate, in analyzing the need for an allowance for losses.

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

The total allowance for losses consists of a general allowance for losses and a specific allowance for impaired loans.

General Allowance for Losses

Farmer Mac I

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

Management believes that its use of this methodology produces a reasonable estimate of probable losses, as of the balance sheet date, for loans held and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs.

Farmer Mac has not provided an allowance for losses for loans underlying Farmer Mac I AgVantage securities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible loans in an amount at least equal to the outstanding principal amount of the security, with some level of overcollateralization also required for Farmer Mac I AgVantage securities.  Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.

Farmer Mac II

No allowance for losses has been provided for USDA Guaranteed Securities or Farmer Mac II Guaranteed Securities.  The USDA-guaranteed portions presented as “USDA Guaranteed Securities” on the consolidated balance sheets, as well as those that collateralize Farmer Mac II Guaranteed Securities, are guaranteed by the USDA.  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  Farmer Mac excludes these guaranteed portions from the credit risk metrics it discloses because of the USDA guarantee.

Rural Utilities

Farmer Mac separately evaluates the rural utilities loans it owns, as well as the lender obligations and loans underlying or securing its Farmer Mac Guaranteed Securities – Rural Utilities, including AgVantage securities, to determine if there are any probable losses inherent in those assets.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible loans in an amount at least equal to the outstanding principal amount of the security.  No allowance for losses has been provided for this portfolio segment based on the credit quality of the collateral supporting rural utilities assets and Farmer Mac’s counterparty risk analysis.

Specific Allowance for Impaired Loans

Farmer Mac also analyzes certain loans in its portfolio for impairment in accordance with the FASB standard on measuring individual impairment of a loan.  Farmer Mac’s impaired assets generally include:

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

For loans with an updated appraised value, other updated collateral valuation or management’s estimate of discounted collateral value, this analysis includes the measurement of the fair value of the underlying collateral for individual loans relative to the total recorded investment, including principal, interest and advances and net of any charge-offs.  In the event that the collateral value does not support the total recorded investment, Farmer Mac specifically provides an allowance for the loan for the difference between the recorded investment and its fair value, less estimated costs to liquidate the collateral.  Estimated selling costs are based on historical selling costs incurred by Farmer Mac.  For the remaining impaired assets without updated valuations, this analysis is performed in the aggregate in consideration of the similar risk characteristics of the assets and historical statistics.

(k)	Earnings/(Loss) Per Common Share

Basic earnings/(loss) per common share is based on the weighted-average number of shares of common stock outstanding.  Diluted earnings/(loss) per common share is based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options, stock appreciation rights (“SARs”) and non-vested restricted stock awards.  The following schedule reconciles basic and diluted earnings/(loss) per share of common stock (“EPS”) for the years ended December 31, 2010, 2009 and 2008.

	For the Year Ended December 31,
	2010			2009			2008
	Net		$ per	Net		$ per	Net		$ per
	Income	Shares	Share	Income	Shares	Share	Loss	Shares	Share
	(in thousands, except per share amounts)
Basic EPS
Net income/(loss) available to common stockholders	$22,080	10,229	$2.16	$82,298	10,138	$8.12	$(154,080)	10,007	$(15.40)
Effect of dilutive securities(1):
Stock options, SARs and restricted stock		386	(0.08)		95	(0.08)		-	-
Diluted EPS	$22,080	10,615	$2.08	$82,298	10,233	$8.04	$(154,080)	10,007	$(15.40)

(1)
For the years ended December 31, 2010, 2009 and 2008, stock options and SARs of 1,485,404, 1,724,800, and 2,377,544, respectively, were outstanding but not included in the computation of diluted earnings/(loss) per share of common stock because they were anti-dilutive.  For the years ended December 31, 2010 and 2009, contingent shares of nonvested restricted stock of 115,125 and 47,143, respectively, were outstanding but not included in the computation of diluted earnings per share because the performance conditions were not met.

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

Farmer Mac recognized $2.8 million, $2.7 million and $2.8 million of compensation expense related to stock options, SARs and non-vested restricted stock awards for 2010, 2009 and 2008, respectively.

(n)	Comprehensive Income/(Loss)

Comprehensive income/(loss) represents all changes in stockholders’ equity except those resulting from investments by or distributions to stockholders, and is comprised primarily of net income and unrealized gains and losses on securities available-for-sale, net of related taxes.  The following table sets forth Farmer Mac’s comprehensive income/(loss) for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)

Net income/(loss)	$52,700	$99,600	$(150,363)
Available-for-sale securities, net of tax:
Net unrealized holding gains/(losses)	15,182	49,266	(70,067)
Reclassification adjustment for realized (gains)/losses	(207)	1,248	36,410
Net change from available-for-sale securities (1)	14,975	50,514	(33,657)
Financial derivatives, net of tax:
Reclassification for amortization of financial derivatives transition adjustment (2)	46	152	275
Other comprehensive income/(loss), net of tax	15,021	50,666	(33,382)
Comprehensive income/(loss)	67,721	150,266	(183,745)
Less: Comprehensive income attributable to non- controlling interest	20,707	-	-
Total comprehensive income/(loss)	$47,014	$150,266	$(183,745)

(1)
Unrealized gains/(losses) on available for sale securities is shown net of income tax expense of $8.1 million, tax expense of $27.2 million, and tax benefit of $18.1 million in 2010, 2009, and 2008, respectively.

(2)	Amortization of financial derivatives transition adjustment is shown net of income tax expense of $25,000, $0.1 million, and $0.1 million in 2010, 2009, and 2008, respectively.

The following table presents Farmer Mac’s accumulated other comprehensive income/(loss) as of December 31, 2010, 2009 and 2008 and changes in the components of accumulated other comprehensive income/(loss) for the years ended December 31, 2010, 2009 and 2008.

	As of December 31,
	2010	2009	2008
	(in thousands)
Available-for-sale securities:
Beginning balance	$3,300	$(47,214)	$(2,320)
Reclassification adjustment to retained earnings for fair value option adoption, net of tax	-	-	(11,237)
Adjusted beginning balance	3,300	(47,214)	(13,557)
Net unrealized gains/(losses), net of tax	14,975	50,514	(33,657)
Ending balance	$18,275	$3,300	$(47,214)

Financial derivatives:
Beginning balance	$(46)	$(198)	$(473)
Amortization of financial derivatives transition adjustment, net of tax	46	152	275
Ending balance	$-	$(46)	$(198)
Accumulated other comprehensive income/(loss), net of tax	$18,275	$3,254	$(47,412)

(o)	Long-Term Standby Purchase Commitments

Farmer Mac accounts for its LTSPCs in accordance with accounting guidance on guarantees.  Commitment fee income represents a reduction of the commitment obligation based on amortization using the actual prepayment experience on the underlying loans.  See Note 2(j) for Farmer Mac’s policy for estimating probable losses for LTSPCs and Note 12 for more information on the accounting for LTSPCs.

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

Farmer Mac’s assessment of the significance of the input to the fair value measurement requires judgment and considers factors specific to the financial instrument.  Both observable and unobservable inputs may be used to determine the fair value of financial instruments that Farmer Mac has classified within the level 3 category.  As a result, the unrealized gains and losses for assets and liabilities within the level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in long-dated volatilities) inputs.

Effective January 1, 2008, Farmer Mac adopted new accounting guidance on the fair value option for financial instruments that provides companies an irrevocable option to report financial instruments at fair value with changes in fair value recorded in earnings as they occur.  On January 1, 2008 Farmer Mac recorded a cumulative effect of adoption adjustment of $12.1 million, net of tax, as an increase to the beginning balance of retained earnings.  The fair value option election was made for certain available-for-sale investment securities and certain Farmer Mac II Guaranteed Securities that were classified as held-to-maturity on January 1, 2008.  See Note 13 for more information regarding fair value measurement.

(q)	Consolidation of Variable Interest Entities

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

The new consolidation standard requires the incremental assets and liabilities consolidated upon adoption to initially be reported at their carrying amounts.  Carrying amount refers to the amount at which the assets and liabilities would have been carried in the consolidated financial statements if the new guidance had been effective when Farmer Mac first met the conditions to be the primary beneficiary of the VIE.  If determining the carrying amounts is not practicable, the assets and liabilities of the VIE shall be measured at fair value at the date the new standards first apply.  For the outstanding trusts consolidated effective January 1, 2010, Farmer Mac initially recorded the assets and liabilities on the consolidated balance sheets at their carrying amounts, adjusted, where applicable, for fair value option elections that had been made previously.  Accrued interest and allowance for losses have also been recognized as appropriate.

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

For those trusts that Farmer Mac is the primary beneficiary, the assets and liabilities are presented on the consolidated balance sheets as “Loans held for investment in consolidated trusts” and “Debt securities of consolidated trusts held by third parties,” respectively.  These assets can only be used to satisfy the obligations of the related trust.

For those trusts where Farmer Mac has a variable interest but has not been determined to be the primary beneficiary, Farmer Mac’s interests are presented as either “Farmer Mac Guaranteed Securities” or “Investment securities” on the consolidated balance sheets.  Farmer Mac’s involvement in on-balance sheet VIEs classified as Farmer Mac Guaranteed Securities include securitization trusts under the Farmer Mac II program and trusts related to AgVantage securities.  In the case of Farmer Mac II trusts, Farmer Mac was not determined to be the primary beneficiary because it does not have the decision-making power over default mitigation activities.  For the AgVantage trusts, Farmer Mac currently does not have the power to direct the activities that have the most significant economic impact to the trust unless, as guarantor, there is a default by the issuer of the trust securities.  Should there be a default, Farmer Mac would reassess whether it is the primary beneficiary of those trusts.  For VIEs classified as investment securities, which include auction-rate certificates, asset-backed securities and GSE-guaranteed mortgage-backed securities, Farmer Mac was determined not to be the primary beneficiary because of the lack of voting rights or other powers to direct the activities of the trust.  As of December 31, 2010, the Farmer Mac Guaranteed Securities trusts and investment securities trusts have carrying amounts on the consolidated balance sheets totaling $968.9 million and $676.8 million, respectively, which is Farmer Mac’s maximum exposure to loss.  In addition, Farmer Mac has a variable interest in off-balance sheet VIEs, which include a guarantee of timely payment of principal and interest, totaling $3.3 billion as of December 31, 2010.

(r)	New Accounting Standards

Accounting for Transfers of Financial Assets

On December 23, 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”), which codifies recent accounting guidance related to transfers of financial assets.  The new guidance eliminates the concept of a QSPE, changes the requirements for derecognizing financial assets and enhances information reported to financial statement users by increasing the transparency or disclosures about transfers of financial assets and an entity’s continuing involvement with transferred financial assets.  Farmer Mac adopted the ASU on January 1, 2010 and the impact of adoption was not material to Farmer Mac’s financial position, results of operations or cash flows.

Variable Interest Entities

On December 23, 2009, the FASB issued an ASU, which codifies recent accounting guidance on consolidation of VIEs.  The new guidance replaces the quantitative-based risks-and-rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has (1) the power to direct the activities of a VIE that most significantly affect the entity’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity.  The ASU requires additional disclosures about a reporting entity’s involvement with VIEs and about any significant changes in risk exposure as a result of that involvement.  Farmer Mac adopted this ASU on January 1, 2010, which resulted in the consolidation of assets and liabilities onto Farmer Mac’s balance sheets in connection with trusts that previously qualified for the QSPE exception.  Additionally, interest income and interest expense related to the consolidated assets and liabilities of the trusts are reflected in the statements of operations.

As of December 31, 2009, Farmer Mac disclosed the impact of adopting the new consolidation standard as an increase in consolidated assets of $292.8 million, requiring incremental regulatory capital of $5.9 million, and an increase in retained earnings of $2.6 million.  Upon adoption, Farmer Mac reassessed its securitization trusts created when loans subject to LTSPCs were converted to Farmer Mac I Guaranteed Securities in consideration of the related party relationship with certain counterparties to these transactions and concluded that additional trusts required consolidation.  The actual impact upon adoption was an increase in consolidated assets of $1.5 billion, which resulted in an incremental capital requirement of $30.4 million.  The transition adjustment upon adoption did not change significantly from the reported amount, increasing retained earnings by $2.7 million, which is presented in the consolidated statements of equity as “Cumulative effect of adoption of new accounting standard, net of tax.”

Accounting Standards Update on Fair Value Measurements and Disclosures

On January 21, 2010, the FASB issued a new accounting standard, which amended FASB guidance on fair value measurements and disclosures to add new requirements for disclosures about transfers into and out of levels 1 and 2 and separate disclosures about purchases, sales, issuance, and settlements relating to level 3 measurements.  The new standard also clarified existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The ASU was effective for first quarter 2010 reporting except for the level 3 activity disclosures, which are effective in first quarter 2011.  Adoption of the new accounting guidance did not have a significant impact on Farmer Mac’s fair value disclosures or on its financial position, results of operations or cash flows.

Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset

On April 29, 2010, the FASB issued ASU 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, which established that modifications of loans that are accounted for within a pool under the guidance for acquisitions of credit-impaired loans do not result in the removal of those loans from the pool, even if the modification of those loans would otherwise be considered a troubled debt restructuring.  Loans accounted for individually under the guidance for acquisitions of credit-impaired loans continue to be subject to the accounting provisions for troubled debt restructurings.  The ASU was effective for third quarter 2010.  Adoption of ASU 2010-18 did not have a material effect on Farmer Mac’s financial position, results of operations or cash flows.

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

Credit Quality of Financing Receivables and the Allowance for Credit Losses

On July 21, 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires more robust and disaggregated disclosures to assist financial statement users in understanding more clearly an entity’s credit risk exposures to finance receivables and the related allowance for credit losses.  The new and amended disclosure requirements focus on five areas:  nonaccrual and past due loans; allowance for credit losses; impaired loans; credit quality information; and modifications.  The disclosures that relate to information as of the end of a reporting period were effective for periods ending on or after December 15, 2010 and information related to activity that occurs during a reporting period, including the modifications disclosures, will be effective for the first interim or annual period beginning after December 15, 2010.  Farmer Mac considers loans held and loans underlying LTSPCs and Farmer Mac Guaranteed Securities to be subject to the new disclosure requirements.  Since ASU 2010-20 only requires additional disclosures, it did not have an impact on Farmer Mac’s financial position, results of operations or cash flows.

(s)	Reclassifications

Certain reclassifications of prior year information were made to conform to the 2010 presentation.

3.	RELATED PARTY TRANSACTIONS

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

During 2010, Farmer Mac purchased newly originated and current seasoned eligible loans from 72 entities (the top ten institutions generated 77.5 percent of the purchase volume), placed loans under LTSPCs with 16 entities and conducted Farmer Mac II transactions with 197 entities operating throughout the United States.  During 2009, Farmer Mac purchased newly originated and current seasoned eligible loans from 62 entities (the top ten institutions generated 81.1 percent of the purchase volume), placed loans under LTSPCs with 19 entities and conducted Farmer Mac II transactions with 158 entities operating throughout the United States.  During 2008, Farmer Mac purchased newly originated and current seasoned eligible loans from 74 entities (the top ten institutions generated 76.9 percent of the purchase volume), placed loans under LTSPCs with 23 entities and conducted Farmer Mac II transactions with 187 entities operating throughout the United States.  All related party transactions were conducted in the ordinary course of business, with terms and conditions comparable to those available to any other program participant not related to Farmer Mac.

Long-Term Standby Purchase Commitments with Related Parties:

For all of the LTSPC transactions discussed below, Farmer Mac has a related party relationship with each entity resulting from a member of Farmer Mac’s board of directors being affiliated with the entity in some capacity or the entity being a holder of at least 5 percent of the outstanding shares of a class of Farmer Mac voting common stock.  AgStar Financial Services, ACA ceased to be a related party in June 2010; however, amounts, where presented, reflect activity for the entire year.  Farmer Mac’s LTSPC activity with related parties in 2010, 2009 and 2008 is presented below:

	For the Year Ended December 31,
	2010		2009		2008
		Aggregate		Aggregate		Aggregate
	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(dollars in thousands)
New extensions:
AgFirst Farm Credit Bank	185	$116,177	66	$34,459	297	$69,202
AgStar Financial Services, ACA	67	30,294	44	14,736	180	74,555
Farm Credit Bank of Texas	17	26,441	143	45,628	375	185,378
Farm Credit West, ACA	1	479	10	16,706	5	13,262

	As of December 31,
	2010		2009
		Aggregate		Aggregate
	Number of	Principal	Number of	Principal
	Loans	Balance	Loans	Balance
	(dollars in thousands)
Aggregate LTSPCs outstanding:
AgFirst Farm Credit Bank	2,125	$387,852	2,303	$349,513
AgStar Financial Services, ACA (1)	-	-	439	192,655
Farm Credit Bank of Texas (2)	347	136,792	1,542	500,457
Farm Credit of Western New York, ACA (1)	-	-	109	35,509
Farm Credit West, ACA	82	99,516	85	111,981

(1) Not a related party as of December 31, 2010.
(2) Converted $351.8 million of existing LTSPCs to Farmer Mac I Guaranteed Securities in 2010.

For the years ended December 31, 2010, 2009 and 2008, Farmer Mac earned the following commitment fees from related parties:
	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)
Commitment fees earned by Farmer Mac:
AgFirst Farm Credit Bank	$1,473	$1,552	$1,768
AgStar Financial Services, ACA	1,101	1,222	1,402
Farm Credit Bank of Texas	1,689	1,902	1,780
Farm Credit of Western New York, ACA (1)	-	197	219
Farm Credit West, ACA	336	303	301

(1) Not a related party in 2010.

As of December 31, 2010 and 2009, Farmer Mac had the following commitment fees receivable from related parties:
	As of December 31,
	2010	2009
	(in thousands)
AgFirst Farm Credit Bank	$212	$198
AgStar Financial Services, ACA (1)	-	95
Farm Credit Bank of Texas	36	155
Farm Credit of Western New York, ACA (1)	-	15
Farm Credit West, ACA	27	25

(1) Not a related party as of December 31, 2010.

Zions First National Bank:

The following transactions occurred between Farmer Mac and Zions First National Bank or its affiliates (“Zions”), which is the largest holder of Farmer Mac Class A voting common stock and a major holder of Class C non-voting common stock, during 2010, 2009 and 2008:

	For the Year Ended December 31,
	2010		2009		2008
		Aggregate		Aggregate		Aggregate
	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(dollars in thousands)
Purchases:
Loans	204	$176,288	126	$77,079	148	$71,673
USDA-guaranteed portions	17	5,775	10	2,712	5	636
Sales of Farmer Mac Guaranteed Securities		5,695		27,797		96,143

The purchases of loans from Zions under the Farmer Mac I program represented approximately 46.1 percent, 39.5 percent and 36.5 percent of Farmer Mac I loan purchase volume for the years ended December 31, 2010, 2009 and 2008, respectively.  Those purchases represented 11.4 percent, 17.9 percent, and 6.0 percent of total program volume, respectively.  The purchases of USDA-guaranteed portions under the Farmer Mac II program from Zions represented approximately 1.3 percent, 0.8 percent and 0.2 percent of that program’s volume for the years ended December 31, 2010, 2009 and 2008, respectively.

Farmer Mac or Zions received the applicable amounts shown below with respect to transactions between the two parties in 2010, 2009 and 2008:
	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)
Guarantee fees received by Farmer Mac	$1,210	$1,393	$1,821
Servicing fees received by Zions	1,678	1,585	1,533
Underwriting and loan file review fees received by Zions	17	15	13
Discount note commissions received by Zions	10	18	39

Zions received commissions for acting as dealer with respect to approximately $220.9 million, $678.9 million and $823.2 million par value of Farmer Mac discount notes during 2010, 2009 and 2008, respectively.

Farmer Mac and Zions were parties to interest rate swap contracts having an aggregate outstanding notional principal amount of approximately $85.0 million and $105.2 million as of December 31, 2010 and 2009, respectively.  As of December 31, 2010 and 2009, Farmer Mac had net interest payable to Zions under those contracts of approximately $1.4 million and $2.0 million, respectively.

AgFirst Farm Credit Bank:

Farmer Mac has a related party relationship with AgFirst Farm Credit Bank (“AgFirst”), resulting from a member of Farmer Mac’s board of directors also being a member of AgFirst’s board of directors through 2009 and AgFirst being a holder of approximately 16.8 percent of Farmer Mac Class B voting common stock.  In addition to the LTSPC transactions set forth above under “Long-Term Standby Purchase Commitments with Related Parties” in this Note 3, the additional transactions set forth below occurred between Farmer Mac and AgFirst.

In 2010, 2009 and 2008, AgFirst received $17,000, $21,000 and $26,000, respectively, in servicing fees for its work as a Farmer Mac central servicer.

AgFirst owns Farmer Mac I Guaranteed Securities backed by rural housing loans for which Farmer Mac is the second-loss guarantor for the last 10 percent.  As of December 31, 2010, 2009, and 2008, the outstanding balance of those securities owned by AgFirst was $299.0 million, $374.2 million, and $464.7 million, respectively.  Farmer Mac received guarantee fees of $0.4 million in 2010 and $0.3 million for each of the years 2009 and 2008, with respect to those securities.

In 2010, 2009 and 2008, Farmer Mac paid AgFirst $2,000, $4,000 and $2,000, respectively, for marketing expenses related to Farmer Mac programs.

In 2010, 2009 and 2008, Farmer Mac received guarantee fees of $20,000, $26,000 and $59,000, respectively, on the Farmer Mac I Guaranteed Securities held by AgFirst.

Farmer Mac also owned $83.0 million par value of AgFirst preferred stock as of December 31, 2010 and $88.0 million as of December 31, 2009 and 2008.

AgStar Financial Services, ACA:

Farmer Mac had a related party relationship with AgStar Financial Services, ACA (“AgStar”) during 2010, 2009 and 2008, resulting from a former member of Farmer Mac’s board of directors being the President and Chief Executive Officer of AgStar.  Effective in June 2010, AgStar was no longer a related party because the President and Chief Executive Officer of AgStar was no longer a member of Farmer Mac’s board of directors.  In addition to the LTSPC transactions set forth above under “Long-Term Standby Purchase Commitments with Related Parties” in this Note 3, the additional transactions set forth below occurred between Farmer Mac and AgStar.  Amounts, where presented for 2010, represent activity for the entire year.

In 2010, 2009, and 2008, Farmer Mac paid AgStar $4,000, $5,000, and $4,000, respectively, for marketing expenses related to Farmer Mac programs.

In 2010, 2009 and 2008, AgStar received $1.4 million, $1.6 million and $1.9 million, respectively, in servicing fees for its work as a Farmer Mac central servicer.

In 2010 and 2009, Farmer Mac did not purchase any loans from AgStar under the Farmer Mac I program, compared to $0.3 million in 2008.  In addition, Farmer Mac purchased from AgStar $0.1 million, $11.9 million and $53.2 million related to defaulted loans pursuant to the terms of an LTSPC agreement in 2010, 2009 and 2008, respectively.  During 2008, the defaulted loans Farmer Mac purchased from AgStar were related to five ethanol plants pursuant to the terms of an LTSPC agreement.

During 2010, 2009 and 2008, Farmer Mac sold Farmer Mac I Guaranteed Securities to AgStar in the amount of $2.9 million, $0.9 million and $2.7 million, respectively.  Those sales did not result in a gain or loss to Farmer Mac.

During 2010, 2009 and 2008, no existing LTSPCs were converted to Farmer Mac I Guaranteed Securities.  The outstanding principal balance of previously converted securities as of December 31, 2009 and 2008 was $449.2 million and $533.5 million, respectively.  Farmer Mac received $1.7 million, $2.0 million and $2.4 million in guarantee fees on those securities during 2010, 2009 and 2008, respectively.

The National Rural Utilities Cooperative Financial Corporation:

The National Rural Utilities Cooperative Financial Corporation (“CFC”) became a related party in 2009 through the purchase of Farmer Mac Class A voting common stock.  Although Farmer Mac conducted business with CFC during 2008, information about those transactions is not disclosed since CFC was not a related party during that year.  As of December 31, 2010, CFC held 7.9 percent of Farmer Mac’s outstanding Class A voting common stock (5.3 percent of total voting shares) and 57,578 shares (100 percent) of Series C Preferred Stock.  As of December 31, 2009, CFC held 7.7 percent of Farmer Mac’s outstanding Class A voting common stock (5.2 percent of total voting shares), 15,000 shares (20 percent) of Series B-1 Preferred Stock, and 57,578 shares (100 percent) of Series C Preferred Stock.  Farmer Mac repurchased all of the outstanding shares of Series B Preferred Stock in January 2010.  During 2009, Farmer Mac sold 48,378 shares of Series C Preferred Stock to CFC.  The following transactions also occurred between Farmer Mac and CFC during 2010 and 2009.

Farmer Mac Loan Purchases and Guarantees
	For the Year Ended December 31,
	2010	2009
	(in thousands)
Rural Utilities:
Loans	$313,028	$28,644
On-balance sheet Farmer Mac Guaranteed Securities	650,000	1,695,000
Off-balance sheet Farmer Mac Guaranteed Securities	2,924	16,009
Total purchases	$965,952	$1,739,653

Those transactions with CFC represented 100 percent of Farmer Mac’s loan purchase and guarantee volume under the Rural Utilities program for 2010 and 2009 and represented 32.5 percent and 69.2 percent of total program volume for 2010 and 2009, respectively. As of December 31, 2010 and for the year then ended, Farmer Mac had guarantee fees receivable of $1.2 million from CFC and earned guarantee fees of $6.0 million. As of December 31, 2009 and for the year then ended, Farmer Mac had guarantee fees receivable of $1.7 million from CFC and earned guarantee fees of $6.0 million. Farmer Mac also had interest receivable of $8.4 million and $8.7 million as of December 31, 2010 and 2009, respectively, and earned interest income of $32.7 million and $32.3 million during 2010 and 2009, respectively, related to its AgVantage transactions with CFC.

Other Related Party Transactions:

For all of the transactions discussed below, Farmer Mac has a related party relationship with each entity resulting from (1) a member of Farmer Mac’s board of directors being affiliated with the entity in some capacity or (2) the entity being a holder of 5 percent or more of a class of Farmer Mac voting common stock.

The following is a summary of purchases of loans, USDA-guaranteed portions from other related parties during 2010, 2009 and 2008:

	For the Year Ended December 31,
	2010		2009		2008
		Aggregate		Aggregate		Aggregate
	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(dollars in thousands)
Purchases:
Loans:
First Dakota National Bank	57	$27,023	14	$4,748	15	$4,849
USDA-guaranteed portions:
Bath State Bank	27	4,643	35	7,031	26	7,232

Farmer Mac received the following guarantee fees with respect to transactions with other related parties:

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)
Bath State Bank	$69	$79	$73
First Dakota National Bank	248	229	228

During 2010, Farm Credit Bank of Texas converted $351.8 million of existing LTSPCs to Farmer Mac I Guaranteed Securities. The outstanding principal balance of converted securities by Farm Credit Bank of Texas as of December 31, 2010 was $300.1 million. Farm Credit Bank of Texas is a major holder of Farmer Mac Class B voting common stock. Farmer Mac received $1.1 million in guarantee fees on those securities during 2010. In 2010, Farm Credit Bank of Texas received $0.9 million in servicing fees for its work as a Farmer Mac central servicer.

During 2003 and 2006, Farm Credit West, ACA converted $722.3 million and $129.0 million, respectively, of existing LTSPCs to Farmer Mac I Guaranteed Securities. The LTSPCs converted to Farmer Mac I Guaranteed Securities in 2006 were originated by Sacramento Valley Farm Credit, ACA who merged with Farm Credit West, ACA in 2008. The outstanding principal balance of the converted securities as of December 31, 2010 was $576.5 million. Farmer Mac understands that the current owner of those Farmer Mac Guaranteed Securities is U.S. AgBank, FCB, which is a major holder of Farmer Mac Class B voting common stock. Farmer Mac received $2.6 million and $3.0 million in guarantee fees on those securities during 2010 and 2009, respectively. In 2010 and 2009, Farm Credit West, ACA received $1.9 million and $2.2 million, respectively, in servicing fees for its work as a Farmer Mac central servicer.

Farmer Mac owned $78.5 million par value of preferred stock issued by CoBank as of December 31, 2010 and $88.5 million as of December 31, 2009. As of December 31, 2010 and 2009, Farmer Mac owned $70.0 million of subordinated debt issued by CoBank. Farmer Mac has a related party relationship with CoBank because CoBank is a major holder of Farmer Mac Class B voting common stock.

On September 30, 2008, Farmer Mac sold 60,000 shares of Series B-1 Preferred Stock to AgFirst; AgriBank, FCB; CoBank; Farm Credit Bank of Texas; and U.S. AgBank, FCB (collectively, the “Initial Series B-1 Investors”). Each of the Initial Series B-1 Investors is a member of the FCS and, as of December 31, 2009 and 2008, together owned in the aggregate approximately 97.5 percent of the shares of Farmer Mac’s Class B Voting common stock. Also on September 30, 2008, Farmer Mac sold 5,000 shares of Series B-2 Preferred Stock to Zions Bancorporation, an affiliate of Zions. On January 25, 2010, Farmer Mac repurchased all of the outstanding Series B Preferred Stock.

4.	INVESTMENT SECURITIES

The following tables present the amortized cost and estimated fair values of Farmer Mac’s investments as of December 31, 2010 and 2009.

	December 31, 2010
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$74,100	$-	$(9,765)	$64,335
Floating rate asset-backed securities	29,437	24	(3)	29,458
Floating rate corporate debt securities	162,891	422	(125)	163,188
Floating rate Government/GSE guaranteed mortgage-backed securities	573,288	4,173	(681)	576,780
Fixed rate GSE guaranteed mortgage-backed securities	4,525	296	-	4,821
Floating rate GSE subordinated debt	70,000	-	(14,671)	55,329
Fixed rate GSE preferred stock	80,001	4,827	-	84,828
Fixed rate senior agency debt	5,500	-	-	5,500
Fixed rate U.S. Treasuries	692,808	232	(46)	692,994
Total available-for-sale	1,692,550	9,974	(25,291)	1,677,233

Trading:
Floating rate asset-backed securities	5,961	-	(4,561)	1,400
Fixed rate GSE preferred stock	83,813	883	-	84,696
Total trading	89,774	883	(4,561)	86,096
Total investment securities	$1,782,324	$10,857	$(29,852)	$1,763,329

	December 31, 2009
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$74,100	$-	$(1,216)	$72,884
Floating rate asset-backed securities	58,157	26	(40)	58,143
Floating rate corporate debt securities	246,758	267	(1,420)	245,605
Floating rate Government/GSE guaranteed mortgage-backed securities	404,452	1,188	(1,419)	404,221
Fixed rate GSE guaranteed mortgage-backed securities	6,248	289	-	6,537
Floating rate GSE subordinated debt	70,000	-	(22,438)	47,562
Fixed rate GSE preferred stock	90,543	-	(1,332)	89,211
Fixed rate U.S. Treasuries	117,810	-	(50)	117,760
Total available-for-sale	1,068,068	1,770	(27,915)	1,041,923

Trading:
Floating rate asset-backed securities	6,708	-	(4,884)	1,824
Fixed rate GSE preferred stock	89,637	-	(1,489)	88,148
Total trading	96,345	-	(6,373)	89,972
Total investment securities	$1,164,413	$1,770	$(34,288)	$1,131,895

Farmer Mac did not recognize in earnings any other-than-temporary impairment losses on available-for-sale investment securities during 2010, compared to other-than-temporary impairment losses on available-for-sale investment securities of $2.7 million and $106.2 million in 2009 and 2008, respectively. The significant other-than-temporary impairment losses in 2008 stemmed from Farmer Mac’s investments in Fannie Mae preferred stock and Lehman Brothers Holdings Inc. senior debt securities, which were subsequently liquidated in 2009. All of these losses were recorded in earnings and presented as “Other-than-temporary impairment losses” in the consolidated statements of operations because they were deemed to be credit losses or management had the intent to sell the security as of the balance sheet date.

During 2010, Farmer Mac received proceeds of $106.3 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $0.5 million and gross realized losses of $0.2 million. During 2009, Farmer Mac received proceeds of $306.5 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $4.6 million and gross realized losses of $1.2 million. During 2008, Farmer Mac received proceeds of $456.5 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $0.6 million and gross realized losses of $0.3 million.

As of December 31, 2010, Farmer Mac’s trading securities had a fair value of $86.1 million, which reflects an unrealized gain of $0.9 million and an unrealized loss of $4.6 million. As of December 31, 2009, Farmer Mac’s trading securities had a fair value of $90.0 million, which reflects an unrealized loss of $6.4 million.

As of December 31, 2010 and 2009, unrealized losses on available-for-sale securities were as follows:

	December 31, 2010
	Available-for-Sale Securities
	Unrealized loss position for		Unrealized loss position for
	less than 12 months		more than 12 months
		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss
	(in thousands)

Floating rate corporate debt securities	$-	$-	$99,874	$(125)
Floating rate asset-backed securities	-	-	2,779	(3)
Floating rate auction-rate certificates backed by Government guaranteed student loans	-	-	64,335	(9,765)
Floating rate Government/GSE guaranteed mortgage-backed securities	159,294	(587)	4,138	(94)
Floating rate GSE subordinated debt	-	-	55,329	(14,671)
Fixed rate U.S. Treasuries	163,026	(46)	-	-
Total	$322,320	$(633)	$226,455	$(24,658)

	December 31, 2009
	Available-for-Sale Securities
	Unrealized loss position for		Unrealized loss position for
	less than 12 months		more than 12 months
		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss
	(in thousands)

Floating rate corporate debt securities	$-	$-	$182,745	$(1,420)
Floating rate asset-backed securities	-	-	17,319	(40)
Floating rate auction-rate certificates backed by Government guaranteed student loans	-	-	72,884	(1,216)
Floating rate Government/GSE guaranteed mortgage-backed securities	116,754	(645)	121,877	(774)
Floating rate GSE subordinated debt	-	-	47,562	(22,438)
Fixed rate GSE preferred stock	89,211	(1,332)	-	-
Fixed rate U.S. Treasuries	117,760	(50)	-	-
Total	$323,725	$(2,027)	$442,387	$(25,888)

The temporary unrealized losses presented above are principally due to a general widening of credit spreads from the dates of acquisition to December 31, 2010 and 2009, as applicable. The resulting decreases in fair values reflect an increase in the perceived risk by the financial markets related to those securities.

As of December 31, 2010, all of the investment securities in an unrealized loss position had credit ratings of at least “A”. As of December 31, 2009, all of the investment securities in an unrealized loss position had credit ratings of at least “A”, except two that were rated “AA-” and one that was not rated. The unrealized losses were on 47 and 86 individual investment securities as of December 31, 2010 and 2009, respectively.

As of December 31, 2010, 29 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $24.7 million. As of December 31, 2009, 73 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $25.9 million. The unrealized losses on those securities are principally due to a general widening of credit spreads from the dates of acquisition. Securities in unrealized loss positions 12 months or more have a fair value as of December 31, 2010 that is, on average, approximately 90 percent of their amortized cost basis. Farmer Mac believes that all these unrealized losses are recoverable within a reasonable period of time by way of changes in credit spreads or maturity. Accordingly, Farmer Mac has concluded that none of the unrealized losses on these available-for-sale investment securities represent other-than-temporary impairment as of December 31, 2010. Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

Farmer Mac did not own any held-to-maturity investments as of December 31, 2010 and 2009. As of December 31, 2010, Farmer Mac owned trading investment securities with an amortized cost of $89.8 million, a fair value of $86.1 million and a weighted average yield of 8.12 percent. As of December 31, 2009, Farmer Mac owned trading investment securities with an amortized cost of $96.3 million, a fair value of $90.0 million and a weighted average yield of 8.11 percent.

The amortized cost, fair value and yield of investments by remaining contractual maturity for available-for-sale investment securities as of December 31, 2010 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

	Investment Securities Available-for-Sale
	as of December 31, 2010
			Weighted-
	Amortized Cost	Fair Value	Average Yield
	(dollars in thousands)

Due within one year	$720,593	$720,910	0.07%
Due after one year through five years	150,226	150,341	0.53%
Due after five years through ten years	220,417	220,878	1.69%
Due after ten years	601,314	585,104	2.60%
Total	$1,692,550	$1,677,233	1.22%

5.	FARMER MAC GUARANTEED SECURITIES AND USDA GUARANTEED SECURITIES

The following table sets forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Guaranteed Securities as of December 31, 2010 and 2009.

	December 31, 2010
	Available-
	for-Sale	Trading	Total
	(in thousands)
Farmer Mac I	$942,809	$-	$942,809
Farmer Mac II	37,637	-	37,637
Rural Utilities	1,926,818	-	1,926,818
Farmer Mac Guaranteed Securities	2,907,264	-	2,907,264
USDA Guaranteed Securities	1,005,679	311,765	1,317,444
Total	$3,912,943	$311,765	$4,224,708

Amortized cost	$3,880,418	$315,655	$4,196,073
Unrealized gains	50,583	106	50,689
Unrealized losses	(18,058)	(3,996)	(22,054)
Fair value	$3,912,943	$311,765	$4,224,708

	December 31, 2009
	Available-
	for-Sale	Trading	Total
	(in thousands)
Farmer Mac I	$56,864	$-	$56,864
Farmer Mac II	764,792	422,681	1,187,473
Rural Utilities	1,703,211	451,448	2,154,659
Total	$2,524,867	$874,129	$3,398,996

Amortized cost	$2,493,644	$817,631	$3,311,275
Unrealized gains	39,657	56,569	96,226
Unrealized losses	(8,434)	(71)	(8,505)
Fair value	$2,524,867	$874,129	$3,398,996

The temporary unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to December 31, 2010 and December 31, 2009, as applicable.  As of December 31, 2010, the unrealized losses presented above are related to Farmer Mac I, Farmer Mac II Guaranteed Securities, which are USDA-guaranteed portions of loans backed by the full faith and credit of the United States, and USDA Guaranteed Securities.  As of December 31, 2009, the unrealized losses presented above are related to Farmer Mac II Guaranteed Securities. Accordingly, Farmer Mac has concluded that none of the unrealized losses on its available-for-sale Farmer Mac Guaranteed Securities represents an other-than-temporary impairment as of December 31, 2010 and 2009.  Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

Upon adoption of new consolidation guidance on January 1, 2010, Farmer Mac determined itself to be the primary beneficiary of certain VIEs where Farmer Mac held beneficial interests in trusts used as vehicles for the securitization of agricultural real estate mortgage loans or rural utilities loans. Prior to 2010, Farmer Mac presented these beneficial interests as “Farmer Mac Guaranteed Securities” on the consolidated balance sheets. Upon consolidation, Farmer Mac transferred these assets from “Farmer Mac Guaranteed Securities” to “Loans held for investment in consolidated trusts.” The transferred assets on January 1, 2010 included Farmer Mac Guaranteed Securities – Rural Utilities with an unpaid principal balance of $412.9 million and a fair value of $455.6 million and Farmer Mac I Guaranteed Securities with an unpaid principal balance of $5.3 million and a fair value of $5.6 million.

On January 25, 2010, Farmer Mac contributed substantially all of the assets comprising the Farmer Mac II program, in excess of $1.1 billion, to Farmer Mac’s subsidiary, Farmer Mac II LLC. The assets that Farmer Mac contributed to Farmer Mac II LLC consisted primarily of USDA-guaranteed portions that had not been securitized by Farmer Mac (i.e., transferred to a trust from which Farmer Mac II Guaranteed Securities were issued) but also included $35.0 million of Farmer Mac II Guaranteed Securities. Farmer Mac did not guarantee the timely payment of principal and interest on the $1.1 billion of contributed USDA-guaranteed portions. The contributed USDA-guaranteed portions had previously been presented as Farmer Mac II Guaranteed Securities on the consolidated financial statements of Farmer Mac and are now presented as USDA Guaranteed Securities on the consolidated balance sheets. The assets of Farmer Mac II LLC will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.

During 2010 and 2009, Farmer Mac realized no gains or losses from the sale of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities. During 2008, Farmer Mac realized gross gains from the sale of securities from its available-for-sale Farmer Mac Guaranteed Securities portfolio of $1.5 million.

As of December 31, 2010, of the total on-balance sheet Farmer Mac Guaranteed Securities and USDA Guaranteed Securities, $2.7 billion are fixed rate or have floating rates that reset after one year. As of December 31, 2009, of the total on-balance sheet Farmer Mac Guaranteed Securities and USDA Guaranteed Securities, $2.1 billion are fixed rate or have floating rates that reset after one year.

The table below presents a sensitivity analysis of the Corporation’s on-balance sheet Farmer Mac Guaranteed Securities and USDA Guaranteed Securities as of December 31, 2010 and 2009.

	As of December 31,
	2010	2009
	(dollars in thousands)

Fair value of beneficial interests retained in Farmer Mac and USDA Guaranteed Securities	$4,224,708	$3,398,996

Weighted-average remaining life (in years)	3.5	3.7

Weighted-average prepayment speed (annual rate)	3.5%	3.8%
Effect on fair value of a 10% adverse change	$(18)	$(18)
Effect on fair value of a 20% adverse change	$(17)	$(36)

Weighted-average discount rate	2.3%	2.8%
Effect on fair value of a 10% adverse change	$(20,257)	$(22,081)
Effect on fair value of a 20% adverse change	$(40,315)	$(44,531)

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
	As of December 31,
	2010	2009
	(in thousands)
On-balance sheet:
Farmer Mac I:
Loans	$972,206	$733,422
Loans held in trusts:
Beneficial interests owned by Farmer Mac	3,697	5,307
Beneficial interests owned by third party investors	821,411	-
Farmer Mac Guaranteed Securities - AgVantage	941,500	48,800
Farmer Mac II:
USDA Guaranteed Securities	1,297,439	-
Farmer Mac Guaranteed Securities	39,856	1,164,996
Rural Utilities:
Loans	339,963	28,644
Loans held in trusts:
Beneficial interests owned by Farmer Mac	400,228	412,948
Farmer Mac Guaranteed Securities - AgVantage	1,887,200	1,675,000
Total on-balance sheet	$6,703,500	$4,069,117

Off-balance sheet:
Farmer Mac I:
Farmer Mac Guaranteed Securities - AgVantage	$2,945,000	$2,945,000
LTSPCs	1,754,597	2,165,706
Farmer Mac Guaranteed Securities	750,217	1,492,239
Farmer Mac II:
Farmer Mac Guaranteed Securities	48,103	34,802
Rural Utilities:
Farmer Mac Guaranteed Securities - AgVantage	15,292	14,240
Total off-balance sheet	$5,513,209	$6,651,987
Total	$12,216,709	$10,721,104

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

The following tables present information related to Farmer Mac’s acquisition of defaulted loans for the years ended December 31, 2010, 2009 and 2008 and the outstanding balances and carrying amounts of all such loans as of December 31, 2010 and 2009, respectively.

	For the Year Ended December 31,
	2010	2009	2008
		(in thousands)

Unpaid principal balance at acquisition date	$6,082	$21,269	$58,279
Contractually required payments receivable	6,200	21,278	63,673
Impairment recognized subsequent to acquisition	1,736	8,492	5,200
Recovery/release of allowance for defaulted loans	3,005	-	-

	As of December 31,
	2010	2009	2008
	(in thousands)

Outstanding balance	$34,473	$50,409	$91,942
Carrying amount	30,365	29,994	69,308

Net credit losses and 90-day delinquencies as of and for the periods indicated for Farmer Mac Guaranteed Securities, loans and LTSPCs in the Farmer Mac I program are presented in the table below. Information is not presented for loans underlying Farmer Mac I AgVantage securities. Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security, with some level of overcollateralization also required for Farmer Mac I AgVantage securities. Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans. As of December 31, 2010, there were no probable losses inherent in Farmer Mac I AgVantage securities due to the credit quality of the obligors, as well as the underlying collateral. To date, Farmer Mac has not experienced any credit losses on any Farmer Mac I AgVantage securities.

As of December 31, 2010, there were no probable losses inherent in the Farmer Mac II and Rural Utilities programs. Farmer Mac has not experienced any credit losses in either of these programs to date.

	90-Day		Net Credit
	Delinquencies (1)		(Recoveries)/Losses (2)
	As of December 31,		For the Year Ended December 31,
	2010	2009	2010	2009	2008
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$37,665	$35,470	$(1,618)	$7,490	$5,292
Farmer Mac Guaranteed Securities	-	-	-	-	-
Total on-balance sheet	$37,665	$35,470	$(1,618)	$7,490	$5,292

Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$32,583	$14,056	$-	$-	$-
Farmer Mac Guaranteed Securities	-	-	-	-	-
Total off-balance sheet	$32,583	$14,056	$-	$-	$-

Total	$70,248	$49,526	$(1,618)	$7,490	$5,292

(1)
Includes loans and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, restructured after delinquency, and in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

(2)	Includes loans and loans underlying Farmer Mac I Guaranteed Securities, LTSPCs and REO.

Because Farmer Mac may, in its sole discretion, purchase loans in Farmer Mac Guaranteed Securities that are 90 days delinquent, Farmer Mac records all such defaulted loans at their unpaid principal balance during the period in which Farmer Mac becomes entitled to purchase the loans and therefore regains effective control over the transferred loans. Of the $37.7 million and $35.5 million of loans reported as 90 days delinquent as of December 31, 2010 and 2009, respectively, $7.9 million and $7.5 million are loans subject to these “removal-of-account” provisions.

6.	FINANCIAL DERIVATIVES

Farmer Mac is required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. Farmer Mac enters into financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of certain assets, future cash flows or debt issuance, not for trading or speculative purposes. Farmer Mac enters into interest rate swap contracts to adjust the characteristics of its short-term debt to match more closely the cash flow and duration characteristics of its longer-term loans and other assets, and also to adjust the characteristics of its long-term debt to match more closely the cash flow and duration characteristics of its short-term assets, thereby reducing interest rate risk and often times deriving an overall lower effective cost of borrowing than would otherwise be available to Farmer Mac in the conventional debt market. During third quarter 2008, Farmer Mac, for the first time, purchased pay-fixed swaptions, which provide the option of entering into pay-fixed interest rate swaps, as part of its overall strategy in managing interest rate risk. Those swaptions were either terminated or expired unexercised during the third and fourth quarters of 2008. During fourth quarter 2009, Farmer Mac entered into credit default swaps for the first time. Farmer Mac entered into these swaps to mitigate the credit exposure related to its investment in corporate debt issued by HSBC Finance. Changes in the fair value of the credit default swaps are recorded in earnings; however, only additional credit losses related to the HSBC Finance corporate debt will be recorded in earnings since management no longer intends to sell these securities.

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

Credit Risk:

Credit risk is the risk that a counterparty will fail to perform according to the terms of a financial contract in which Farmer Mac has an unrealized gain.  Credit losses could occur in the event of non-performance by counterparties to the financial derivative contracts.  Farmer Mac mitigates this counterparty credit risk by contracting only with counterparties that have investment grade credit ratings (i.e., at least BBB), establishing and maintaining collateral requirements based upon credit ratings and entering into netting agreements.  Netting agreements provide for the calculation of the net amount of all receivables and payables under all transactions covered by the netting agreement between Farmer Mac and a single counterparty.  Farmer Mac’s exposure to credit risk related to its financial derivatives is represented by those counterparties for which Farmer Mac has a net receivable, including the effect of any netting arrangements.  As of December 31, 2010 and 2009, Farmer Mac’s credit exposure to interest rate swap counterparties, excluding netting arrangements, was $48.0 million and $22.0 million, respectively; however, including netting arrangements, Farmer Mac’s credit exposure was $12.4 million and $6.5 million as of December 31, 2010 and 2009, respectively.  As of December 31, 2010 and 2009, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

Interest Rate Risk:

Farmer Mac uses financial derivatives to manage its interest rate risk exposure by effectively modifying the interest rate reset or maturity characteristics of certain assets and liabilities and by locking in the rates for certain forecasted issuances of liabilities.  The primary financial derivatives Farmer Mac uses include interest rate swaps and forward sale contracts.  Farmer Mac uses interest-rate swaps to assume fixed rate interest payments in exchange for floating rate interest payments and vice versa.  Depending on the economic hedging relationship, the effects of these agreements are (a) the conversion of variable rate liabilities to longer-term fixed rate liabilities, (b) the conversion of long-term fixed rate assets to shorter-term floating rate assets, or (c) the reduction of the variability of future changes in interest rates on forecasted issuances of liabilities.  The net payments on these agreements are recorded as gains and losses on financial derivatives in the consolidated statements of operations.

Farmer Mac accounts for its financial derivatives at fair value and not in any qualifying hedging relationship.  As of December 31, 2010 and 2009, the net fair value of financial derivatives totaled $(72.2) million and $(92.3) million, respectively.  (Losses)/gains on financial derivatives totaled $(17.2) million, $21.3 million and $(130.4) million for the years ended December 31, 2010, 2009 and 2008, respectively.

The following tables summarize information related to Farmer Mac’s financial derivatives as of December 31, 2010 and 2009:

	December 31, 2010
							Weighted-
				Weighted-	Weighted-	Weighted-	Average
				Average	Average	Average	Remaining
	Notional	Fair Value		Pay	Receive	Forward	Life
	Amount	Asset	(Liability)	Rate	Rate	Price	(in years)
	(dollars in thousands)
Interest rate swaps:
Pay fixed callable	$13,144	$-	$(69)	5.11%	0.29%		7.12
Pay fixed non-callable	1,275,108	2,814	(108,503)	4.69%	0.30%		3.93
Receive fixed non-callable	2,874,534	39,551	(1,828)	0.44%	1.40%		1.70
Basis swaps	254,991	52	(3,411)	1.34%	0.38%		1.71
Credit default swaps	30,000	-	(216)	1.00%	0.00%		1.05
Agency forwards	37,336	-	(174)			101.03
Treasury futures	1,300	-	(6)			119.95
Credit valuation adjustment	-	(925)	520
Total financial derivatives	$4,486,413	$41,492	$(113,687)

	December 31, 2009
							Weighted-
				Weighted-	Weighted-	Weighted-	Average
				Average	Average	Average	Remaining
	Notional	Fair Value		Pay	Receive	Forward	Life
	Amount	Asset	(Liability)	Rate	Rate	Price	(in years)
	(dollars in thousands)
Interest rate swaps:
Pay fixed callable	$65,686	$-	$(1,725)	5.70%	0.27%		7.78
Pay fixed non-callable	1,236,156	5	(99,913)	4.95%	0.26%		4.62
Receive fixed callable	300,000	236	-	0.09%	0.54%		0.76
Receive fixed non-callable	2,262,714	14,298	(2,815)	0.41%	1.80%		2.25
Basis swaps	262,177	294	(3,673)	1.63%	0.61%		2.39
Credit default swaps	30,000	-	(214)	1.00%	0.00%		2.14
Agency forwards	75,511	453	-			101.22
Treasury futures	20,500	3	-			115.47
Credit valuation adjustment	-	(249)	973
Total financial derivatives	$4,252,744	$15,040	$(107,367)

In the normal course of business, collateral requirements contained in Farmer Mac’s derivative contracts are enforced by Farmer Mac and its counterparties.  Upon enforcement of the collateral requirements, the amount of collateral posted is typically based on the net fair value of all derivative contracts with the counterparty, i.e., derivative assets net of derivative liabilities at the counterparty level.  If Farmer Mac were to be in violation of certain provisions of the derivative contracts, the related counterparty could request payment or full collateralization on the derivative contracts.  As of December 31, 2010, the fair value of Farmer Mac’s derivatives in a net liability position at the counterparty level, which includes accrued interest but excludes any adjustment for nonperformance risk, was $96.1 million.  As of December 31, 2010, Farmer Mac posted cash of $16.6 million as collateral for its derivatives in net liability positions.  Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets.  If Farmer Mac had breached certain provisions of the derivative contracts as of December 31, 2010, it could have been required to settle its obligations under the agreements or post additional collateral of $79.5 million.

The following table summarizes the effects of Farmer Mac’s financial derivatives on the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008:

	(Losses)/Gains on Financial Derivatives
	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)

Interest rate swaps	$(13,071)	$24,377	$(127,251)
Agency forwards	(3,246)	(2,359)	(2,132)
Treasury futures	(465)	(71)	(647)
Pay-fixed swaptions	-	-	50
Credit default swaps	(307)	(416)	-
Subtotal	(17,089)	21,531	(129,980)
Amortization of derivatives transition adjustment	(70)	(234)	(423)
Total	$(17,159)	$21,297	$(130,403)

As of December 31, 2010, Farmer Mac had reclassified all of the net after-tax unrealized gains and losses on financial derivatives included in accumulated other comprehensive income/(loss) related to the financial derivatives transition adjustment into earnings.

As of December 31, 2010, Farmer Mac had outstanding basis swaps with Zions First National Bank, a related party, with a total notional amount of $85.0 million and a fair value of $(3.4) million, compared to $105.2 million and $(3.7) million, respectively as of December 31, 2009.  Under the terms of those basis swaps, Farmer Mac pays Constant Maturity Treasury-based rates and receives LIBOR.  Those swaps hedge most of the interest rate basis risk related to loans Farmer Mac purchases that pay a Constant Maturity Treasury based-rate and the discount notes Farmer Mac issues to fund the loan purchases.  The pricing of discount notes is closely correlated to LIBOR rates.  Accordingly, Farmer Mac recorded unrealized gains/(losses) on those outstanding basis swaps of $0.3 million, $0.1 million and $(2.6) million for 2010, 2009 and 2008, respectively.  See Note 3 for additional information on these related party transactions.

7.	NOTES PAYABLE

Farmer Mac’s borrowings consist of discount notes and medium-term notes, both of which are unsecured general obligations of the Corporation.  Discount notes generally have original maturities of one year or less, whereas medium-term notes generally have maturities of six months to 15 years.

The following table sets forth information related to Farmer Mac’s borrowings as of December 31, 2010 and 2009:

	December 31, 2010
			Average
	Outstanding as of		Outstanding During
	December 31,		the Year
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Due within one year:
Discount notes	$3,810,232	0.23%	$2,426,090	0.26%
Medium-term notes	259,996	0.33%	685,374	0.50%
Current portion of long-term notes	439,191	1.21%
	$4,509,419	0.33%

Due after one year:
Medium-term notes due in:
2012	$652,731	1.81%
2013	582,120	1.66%
2014	984,090	3.69%
2015	892,643	2.35%
Thereafter	319,072	4.11%
	3,430,656	2.68%
Total	$7,940,075	1.35%

	December 31, 2009
			Average
	Outstanding as of		Outstanding During
	December 31,		the Year
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Due within one year:
Discount notes	$2,300,352	0.23%	$1,981,495	0.60%
Medium-term notes	1,186,965	0.61%	1,122,704	1.09%
Current portion of long-term notes	175,581	2.77%
	$3,662,898	0.47%

Due after one year:
Medium-term notes due in:
2011	$92,181	4.31%
2012	547,591	2.08%
2013	79,841	3.55%
2014	1,069,429	3.66%
Thereafter	119,671	4.77%
	1,908,713	3.30%
Total	$5,571,611	1.44%

The maximum amount of Farmer Mac’s discount notes outstanding at any month end during each of the years ended December 31, 2010 and 2009 was $3.8 billion and $2.6 billion, respectively.

Callable medium-term notes give Farmer Mac the option to redeem the debt at par value on a specified call date or at any time on or after a specified call date.  The following table summarizes by maturity date, the amounts and costs for Farmer Mac debt callable in 2011 as of December 31, 2010.

Debt Callable in 2011 as of
December 31, 2010
Maturity	Amount	Rate
(dollars in thousands)
2011	$-	-
2012	-	-
2013	174,000	1.42%
2014	-	-
2015	313,000	2.48%
Thereafter	142,000	3.96%
	$629,000	2.52%

The following schedule summarizes the earliest interest rate reset date of total borrowings outstanding as of December 31, 2010, including callable and non-callable medium-term notes, assuming callable notes are redeemed at the initial call date.

	Earliest Interest Rate Reset Date
	of Borrowings Outstanding
		Weighted-
		Average
	Amount	Rate
	(dollars in thousands)
Debt with interest
rate resets in:
2011	$5,187,122	0.60%
2012	602,771	1.93%
2013	408,346	1.75%
2014	984,090	3.69%
2015	580,228	2.28%
Thereafter	177,518	4.22%
Total	$7,940,075	1.35%

During 2010 and 2009, Farmer Mac called $0.8 billion and $1.0 billion of callable medium-term notes, respectively.

Authority to Borrow from the U.S. Treasury

Farmer Mac’s statutory charter authorizes it to borrow up to $1.5 billion from the U.S. Treasury, if necessary, to fulfill its obligations under any guarantee.  The debt would bear interest at a rate determined by the U.S. Treasury based on the then current cost of funds to the United States.  The charter requires the debt to be repaid within a reasonable time.  As of December 31, 2010, Farmer Mac had not utilized this borrowing authority and does not expect to utilize this borrowing authority in the near future.

Gains and Losses on the Repurchase of Outstanding Debt

Farmer Mac did not repurchase any of its outstanding debt in 2010 or 2009.  During 2008, Farmer Mac recognized $0.9 million of net gains on the repurchase of $120.0 million of outstanding Farmer Mac debt.  All of the repurchases were from outstanding Farmer Mac fixed rate debt that had been previously swapped to become floating rate debt.  Upon the repurchase of those debt securities, the interest rate swaps were cancelled and the debt was replaced with new funding to match the duration of related floating rate assets.

8.	ALLOWANCE FOR LOSSES AND CONCENTRATIONS OF CREDIT RISK

Allowance for Losses

Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held and loans underlying LTSPCs and Farmer Mac Guaranteed Securities.  As of December 31, 2010 and 2009, Farmer Mac recorded specific allowances for losses of $7.4 million and $0.6 million, respectively.  No allowance for losses has been provided for the Farmer Mac II and Rural Utilities programs and Farmer Mac I AgVantage securities as of December 31, 2010 or 2009.  See Note 2(j), Note 5 and Note 12 for more information about Farmer Mac Guaranteed Securities.  Farmer Mac’s allowance for losses is presented in two components on its consolidated balance sheets:

•	an “Allowance for loan losses” on loans held; and
•	an allowance for losses on loans underlying LTSPCs and Farmer Mac Guaranteed Securities, which is presented as “Reserve for losses” on the consolidated balance sheets.

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

The following is a summary of the changes in the allowance for losses for each year in the three-year period ended December 31, 2010:

	Allowance		Total
	for Loan	Reserve	Allowance
	Losses	for Losses	for Losses
	(in thousands)

Balance as of January 1, 2008	$1,690	$2,197	$3,887

Provision for losses	14,531	3,309	17,840
Charge-offs	(5,308)	-	(5,308)
Recoveries	16	-	16
Balance as of December 31, 2008	$10,929	$5,506	$16,435

Provision for losses	2,853	2,389	5,242
Charge-offs	(8,491)	-	(8,491)
Recoveries	1,001	-	1,001
Balance as of December 31, 2009	$6,292	$7,895	$14,187

Provision for losses	1,893	2,417	4,310
Charge-offs	(605)	-	(605)
Recoveries	2,223	-	2,223
Balance as of December 31, 2010	$9,803	$10,312	$20,115

During 2010, Farmer Mac recorded provisions to its allowance for loan losses of $1.9 million, charge-offs of $0.6 million and recoveries of $2.2 million.  The provisions to the allowance for loan losses during 2010 include:

•	the reclassification of $2.0 million from the reserve for losses to the allowance for loan losses upon adoption of new consolidation guidance in first quarter 2010;

•	increased provisions of $2.1 million; offset by

•	recoveries of $2.2 million on a loan secured by an ethanol plant.

During 2009 and 2008, Farmer Mac recorded provisions to its allowance for loan losses of $2.9 million and $14.5 million, charge-offs of $8.5 million and $5.3 million, and recoveries of $1.0 million and $16,000, respectively.  The activity in the allowance for loan losses in 2009 and 2008 was largely attributable to defaulted ethanol loans previously purchased from AgStar Financial Services, a related party at the time of purchase, pursuant to the terms of an LTSPC agreement.

During 2010, Farmer Mac recorded provisions to its reserve for losses of $4.4 million.  The provisions recorded during 2010 primarily relate to Farmer Mac’s exposure to the ethanol and timber industries pursuant to loans underlying LTSPCs.  These provisions were partially offset by the reclassification of $2.0 million from the reserve for losses to the allowance for loan losses upon adoption of the new consolidation guidance in first quarter 2010.  During 2009 and 2008, Farmer Mac recorded provisions to its reserve for losses of $2.4 million and $3.3 million, respectively.  These provisions were largely attributable to Farmer Mac’s exposure to the ethanol industry.

The following table presents Farmer Mac’s reserve for losses for off-balance sheet Farmer Mac I Guaranteed Securities and LTSPCs as of December 31, 2010 and 2009.

	As of December 31,
	2010	2009
	(in thousands)
Off-balance sheet Farmer Mac I Guaranteed Securities	$635	$2,033
LTSPCs	9,677	5,862
Total reserve for losses	$10,312	$7,895

The following tables present the ending balances of loans held and loans underlying LTSPCs and Farmer Mac Guaranteed Securities and the related allowance for losses by impairment method and commodity type as of December 31, 2010.

	As of December 31, 2010
					AgStorage and
					Processing
		Permanent		Part-time	(including ethanol
	Crops	Plantings	Livestock	Farm	facilities)	Other	Total
	(in thousands)
Ending Balance
Evaluated collectively for impairment	$1,699,477	$835,254	$1,130,466	$282,400	$239,933	$22,514	$4,210,044
Evaluated individually for impairment	31,903	30,221	15,992	8,745	6,790	425	94,076
	$1,731,380	$865,475	$1,146,458	$291,145	$246,723	$22,939	$4,304,120

Allowance for Losses
Evaluated collectively for impairment	$1,499	$783	$2,236	$222	$7,947	$13	$12,700
Evaluated individually for impairment	2,073	2,754	513	223	1,850	2	7,415
	$3,572	$3,537	$2,749	$445	$9,797	$15	$20,115

Farmer Mac recognized interest income of approximately $2.1 million, $2.6 million and $3.5 million on impaired loans during the years ended December 31, 2010, 2009 and 2008, respectively.  During 2010, 2009 and 2008, Farmer Mac’s average investment in impaired loans was $105.8 million, $140.5 million and $63.6 million, respectively.  The following table presents the recorded investment of impaired loans with a specific allowance for losses and the recorded investment of impaired loans with no specific allowance for losses as of December 31, 2010 and 2009.

	As of December 31,
	2010			2009
		Specific	Net		Specific	Net
	Balance	Allowance	Balance	Balance	Allowance	Balance
	(in thousands)
Impaired loans:
Specific allowance for losses	$58,472	$(7,415)	$51,057	$2,489	$(550)	$1,939
No specific allowance for losses	34,487	-	34,487	98,721	-	98,721
Total	$92,959	$(7,415)	$85,544	$101,210	$(550)	$100,660

In 2010, the specific allowance for losses includes amounts determined through an aggregate analysis of impaired assets without updated valuations.  For prior years, the amounts determined through such aggregate analyses are included in the general allowance for losses.

The unpaid principal balances, recorded investment and specific allowance for losses related to impaired loans by commodity type as of December 31, 2010 and a summary of loans on nonaccrual status by commodity type as of December 31, 2010 are presented below.

	As of December 31, 2010
					AgStorage and
					Processing
		Permanent		Part-time	(including ethanol
	Crops	Plantings	Livestock	Farm	facilities)	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$16,015	$10,549	$6,873	$1,050	$-	$-	$34,487
Unpaid principal balance	17,274	10,895	7,087	1,072	-	-	36,328

With a specific allowance:
Recorded investment	15,414	18,949	9,052	7,788	6,839	430	58,472
Unpaid principal balance	14,630	19,326	8,905	7,672	6,790	425	57,748
Associated allowance	2,073	2,754	513	223	1,850	2	7,415

Total:
Recorded investment	31,429	29,498	15,925	8,838	6,839	430	92,959
Unpaid principal balance	31,904	30,221	15,992	8,744	6,790	425	94,076
Associated allowance	2,073	2,754	513	223	1,850	2	7,415

Recorded Investment of Loans on Nonaccrual Status:	$13,828	$8,793	$3,267	$4,380	$8,796	$-	$39,064

In accordance with the terms of all applicable trust agreements, Farmer Mac generally acquires all loans that collateralize Farmer Mac Guaranteed Securities that become and remain either 90 or 120 days (depending on the provisions of the applicable agreement) or more past due on the next subsequent loan payment date.  In accordance with the terms of all LTSPCs, Farmer Mac acquires loans that are either 90 days or 120 days (depending on the provisions of the applicable agreement) delinquent upon the request of the counterparty.

Farmer Mac records all such defaulted loans at their unpaid principal balance during the period in which Farmer Mac becomes entitled to purchase the loans and therefore regains effective control over the transferred loans.

During 2010, Farmer Mac purchased 22 defaulted loans having an unpaid principal balance of $6.1 million from pools underlying Farmer Mac I Guaranteed Securities and LTSPCs.  During 2009, Farmer Mac purchased 24 defaulted loans having a principal balance of $21.3 million from pools underlying Farmer Mac I Guaranteed Securities and LTSPCs.  The following table presents Farmer Mac’s purchases of defaulted loans underlying Farmer Mac I Guaranteed Securities and LTSPCs.
	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)
Defaulted loans purchased underlying off-balance sheet Farmer Mac I Guaranteed Securities	$3,456	$1,157	$647
Defaulted loans underlying on-balance sheet Farmer Mac I Guaranteed Securities transferred to loans	-	2,216	1,072
Defaulted loans purchased underlying LTSPCs	2,626	17,896	56,560
Total	$6,082	$21,269	$58,279

Credit Quality Indicators

The following tables present credit quality indicators related to loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) as of December 31, 2010.  Farmer Mac uses 90-day delinquency information to evaluate its credit risk exposure on these program assets because historically it has been the best measure of borrower credit quality deterioration.  Most of the loans held and underlying LTSPCs and Farmer Mac I Guaranteed Securities have annual (January 1) or semi-annual (January 1 and July 1) payment dates and are supported by less frequent and less predictable revenue sources, such as the cash flows generated from the maturation of crops, sales of livestock and government farm support programs.  Taking into account the reduced frequency of payment due dates and revenue sources, Farmer Mac considers the 90-day delinquency point to be the most significant observation point when evaluating its credit risk exposure.

	As of December 31, 2010
					AgStorage and
					Processing
		Permanent		Part-time	(including ethanol
	Crops	Plantings	Livestock	Farm	facilities)	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade (1)
Grade:
Acceptable	$1,625,995	$792,061	$993,542	$268,111	$116,248	$20,321	$3,816,278
Other assets especially mentioned ("OAEM") (2)	59,768	17,112	86,500	9,652	76,947	639	250,618
Substandard (2)	45,617	56,302	66,416	13,382	53,528	1,979	237,224
Total	$1,731,380	$865,475	$1,146,458	$291,145	$246,723	$22,939	$4,304,120

	Greater than	In Bankruptcy	Total
	90 days	and REO	Nonperforming
Age analysis of past due loans (1)
Crops	$21,423	$4,886	$26,308
Permanent Plantings	26,312	3,712	30,025
Livestock	7,177	1,395	8,572
Part-time Farm	3,803	1,537	5,340
AgStorage and processing (including ethanol facilities)	10,892	-	10,892
Other	641	-	641
Total	$70,248	$11,530	$81,778

(1)
Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.  Amounts include real estate owned, at lower of cost or fair value less estimated selling costs, of $2.0 million.

(2)
Assets in the OAEM category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.  Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

Concentrations of Credit Risk

The following table sets forth the geographic and commodity/collateral diversification, as well as the range of original loan-to-value ratios, for all loans held and loans underlying Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs as of December 31, 2010 and 2009:
	As of December 31,
	2010	2009
	(in thousands)
By commodity/collateral type:
Crops	$1,731,380	$1,694,235
Permanent plantings	865,475	853,554
Livestock	1,146,458	1,218,614
Part-time farm	291,145	325,666
AgStorage and processing (including ethanol facilities)	246,723	276,848
Other	22,939	27,725
Total	$4,304,120	$4,396,642

By geographic region (1):
Northwest	$660,845	$642,086
Southwest	1,626,398	1,722,181
Mid-North	934,879	979,714
Mid-South	521,294	537,682
Northeast	317,715	346,176
Southeast	242,989	168,803
Total	$4,304,120	$4,396,642

By original loan-to-value ratio:
0.00% to 40.00%	$1,030,580	$1,092,520
40.01% to 50.00%	770,744	755,698
50.01% to 60.00%	1,246,675	1,218,330
60.01% to 70.00%	1,056,132	1,108,683
70.01% to 80.00%	155,363	172,503
80.01% to 90.00%	44,626	48,908
Total	$4,304,120	$4,396,642

(1)	Geographic regions: Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT);
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

From fourth quarter 2004 through fourth quarter 2008, Farmer Mac paid a quarterly dividend of $0.10 per share on all classes of the Corporation’s common stock.  Beginning in first quarter 2009 and continuing throughout 2010, Farmer Mac paid a quarterly dividend of $0.05 per share on all classes of the Corporation’s common stock.  On February 3, 2011, Farmer Mac’s board of directors declared a quarterly dividend of $0.05 per share on the Corporation’s common stock payable on March 31, 2011.  Farmer Mac’s ability to declare and pay a dividend could be restricted if it failed to comply with regulatory capital requirements.

Farmer Mac made no common stock repurchases during 2010 or 2009.  During 2008, Farmer Mac repurchased 31,691 shares of its Class C non-voting common stock at an average price of $26.13 per share.  These repurchases reduced the Corporation’s stockholders’ equity by approximately $0.8 million.  The aggregate number of shares purchased by Farmer Mac under its stock repurchase program reached the maximum number of authorized shares during first quarter 2008, thereby terminating the program according to its terms.  All of the repurchased shares under Farmer Mac’s stock repurchase programs were purchased in open market transactions and were retired to become authorized but unissued shares available for future issuance.

Preferred Stock

Farmer Mac has had three series of preferred stock outstanding.  The first, Series A, was permanent equity, was a component of Stockholders’ Equity on the consolidated balance sheets, and was repurchased and retired on December 15, 2008.  The second, Series B, was newly issued on September 30, 2008 and on December 15, 2008, was temporary equity and was reported as Mezzanine Equity on the consolidated balance sheets and was repurchased and retired on January 25, 2010.  This preferred stock was temporary equity because it contained redemption features that, although remote, were not solely within the control of Farmer Mac.  The third, Series C, was newly issued during fourth quarter 2008 and is permanent equity and a component of Stockholders’ Equity on the consolidated balance sheets.  Farmer Mac’s ability to declare and pay dividends on its outstanding preferred stock could be restricted if it failed to comply with regulatory capital requirements.  All series of Farmer Mac’s preferred stock are included as components of core capital for regulatory and statutory capital compliance measurements.

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

On January 25, 2010, Farmer Mac repurchased and retired all $150.0 million of the outstanding Series B Preferred Stock and recognized a loss on retirement of preferred stock of $5.8 million on the consolidated statements of operations.  Prior to that time, the Series B Preferred Stock ranked senior to Farmer Mac’s outstanding Class A voting common stock, Class B voting common stock, Class C non-voting common stock and Series C Non-Voting Cumulative Preferred Stock (“Series C Preferred Stock”)with respect to dividends, distributions upon a change in control, liquidation, and dissolution or winding up of Farmer Mac.  Each series of Series B Preferred Stock ranked pari passu with the others.

Series C Preferred Stock

In fourth quarter 2008, Farmer Mac began to require its business partners to purchase an equity interest in Farmer Mac in the form of shares of Farmer Mac’s Series C Preferred Stock in connection with transactions involving pools of loans in excess of $20.0 million.  The amount of the required investment was equal to 1.25 percent greater than the Corporation’s required statutory minimum capital for the pool of loans being accepted by Farmer Mac.  The requirement was instituted to ensure that Farmer Mac had adequate capital to support new business in fulfilling its mission.  In fourth quarter 2009, Farmer Mac eliminated the requirement to purchase Series C Preferred Stock in connection with new business.

Series C Preferred Stock has a par value of $1,000 per share, an initial liquidation preference of $1,000 per share and shall consist of up to 100,000 shares.  Series C Preferred Stock ranks senior to Farmer Mac’s outstanding Class A voting common stock, Class B voting common stock, Class C non-voting common stock and any other common stock of Farmer Mac issued in the future.

Dividends on Series C Preferred Stock compound quarterly at an annual rate of 5.0 percent of the then-applicable liquidation preference per share. The annual rate will increase to (1) 7.0 percent on the January 1st following the fifth anniversary of the applicable issue date and (2) 9.0 percent on the January 1st following the tenth anniversary of the applicable issue date. Dividends on Series C Preferred Stock will accrue and cumulate from the applicable issue date whether or not declared by the board of directors and will be payable quarterly in arrears out of legally available funds when and as declared by the board of directors on each dividend payment date—March 31, June 30, September 30 and December 31 of each year. Farmer Mac may pay dividends on Series C Preferred Stock without paying dividends on any outstanding class or series of stock that ranks junior to Series C Preferred Stock.

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

Farmer Mac did not sell any shares of Series C Preferred Stock in 2010.  This was due to the elimination of the requirement for business partners to purchase an equity interest in Farmer Mac in the fourth quarter 2009.  During 2009 and 2008, Farmer Mac sold 48,378 shares and 9,200 shares, respectively, of Series C Preferred Stock.  Farmer Mac sold these shares without registration under the Securities Act of 1933, in reliance upon the exemption provided by Section 3(a)(2), for an aggregate purchase price of $48.4 million and $9.2 million, or $1,000 per share, respectively.  Farmer Mac had 57,578 shares of Series C Preferred Stock outstanding as of December 31, 2010, all held by CFC, a related party.

Non-Controlling Interest in Farmer Mac II LLC

On January 25, 2010, Farmer Mac completed a private offering of $250.0 million of securities issued by a newly formed Delaware statutory trust.  The trust securities represent undivided beneficial ownership interests in 250,000 shares of non-cumulative perpetual preferred stock (the “Farmer Mac II LLC Preferred Stock”) of Farmer Mac’s subsidiary, Farmer Mac II LLC, a Delaware limited liability company.  The Farmer Mac II LLC Preferred Stock has a liquidation preference of $1,000 per share.

Dividends on the Farmer Mac II LLC Preferred Stock will be payable if, when and as declared by Farmer Mac II LLC’s board of directors, quarterly, on a non-cumulative basis, on March 30, June 30, September 30, and December 30 of each year. For each quarterly period from the date of issuance to but excluding the payment date occurring on March 30, 2015, the dividend rate on the Farmer Mac II LLC Preferred Stock will be 8.875 percent per annum. For each quarterly period from March 30, 2015 to but excluding the payment date occurring on March 30, 2020, the dividend rate on the Farmer Mac II LLC Preferred Stock will be 10.875 percent per annum. For each quarterly period beginning on March 30, 2020, the dividend rate on the Farmer Mac II LLC Preferred Stock will be an annual rate equal to three-month LIBOR plus 8.211 percent. Dividends on the Farmer Mac II LLC Preferred Stock will be non-cumulative, so dividends that are not declared for a payment date will not accrue. The Farmer Mac II LLC Preferred Stock is permanent equity of Farmer Mac II LLC and is presented as “Non-controlling interest – preferred stock” within permanent equity on the consolidated balance sheets of Farmer Mac. Farmer Mac II LLC incurred $8.1 million of direct costs related to the issuance of the Farmer Mac II LLC Preferred Stock, which reduced the amount of non-controlling interest – preferred stock. The accrual of declared dividends is presented as “Net income attributable to non-controlling interest – preferred stock dividends” on the consolidated statements of operations on a pre-tax basis. The consolidated tax benefit is included in income tax expense/(benefit).

Farmer Mac used part of the proceeds from the sale of $250.0 million of the Farmer Mac II LLC Preferred Stock to repurchase and retire all $150.0 million of the outstanding Series B Preferred Stock described above.

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

At the June 5, 2008 Annual Meeting of Stockholders, Farmer Mac’s stockholders approved the 2008 Omnibus Incentive Compensation Plan that authorizes the grants of restricted stock, stock options and SARs, among other alternative forms of equity-based compensation, to directors, officers and other employees.  SARs awarded to officers and employees vest annually in thirds and SARs awarded to directors vest fully after approximately one year.  If not exercised or terminated earlier due to the termination of employment or service on the Board, SARs granted to officers or employees expire after 10 years and those granted to directors expire after 7 years.  For all SARs granted, the exercise price is equal to the closing price of the Class C non-voting common stock on the date of grant.  SARs granted during 2010 have exercise prices ranging from $10.43 to $12.20 per share, SARs granted during 2009 have exercise prices ranging from $5.93 to $7.78 per share and SARS granted during 2008 have exercise prices ranging from $7.35 to $28.94 per share.  During 2010 and 2009, restricted stock awards were granted to directors with a vesting period of one year, and restricted stock awards were granted to officers vesting in three years provided certain performance targets are met.

The following tables summarize stock options, SARs and non-vested restricted stock activity for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31,
	2010		2009		2008
	Stock	Weighted-	Stock	Weighted-	Stock	Weighted-
	Options	Average	Options	Average	Options	Average
	and	Exercise	and	Exercise	and	Exercise
	SARs	Price	SARs	Price	SARs	Price
Outstanding, beginning of year	1,799,465	$22.68	2,237,711	$25.54	2,218,199	$25.48
Granted	302,000	11.88	210,000	6.33	429,770	24.41
Exercised	(26,998)	11.96	-	-	(264,297)	21.43
Canceled	(150,334)	22.34	(648,246)	27.27	(145,961)	28.86
Outstanding, end of year	1,924,133	$21.16	1,799,465	$22.68	2,237,711	$25.54

Options and SARs exercisable at end of year	1,434,544	$24.59	1,398,262	$25.17	1,490,150	$25.25

	For the Year Ended December 31,
	2010		2009		2008
		Weighted-		Weighted-		Weighted-
	Non-vested	Average	Non-vested	Average	Non-vested	Average
	Restricted	Grant-date	Restricted	Grant-date	Restricted	Grant-date
	Stock	Fair Value	Stock	Fair Value	Stock	Fair Value
Outstanding, beginning of year	200,548	$5.93	-	$-	-	$-
Granted	115,807	12.21	200,548	5.93	-	-
Canceled	(11,599)	8.15	-	-	-	-
Vested and issued	(122,147)	6.14	-	-	-	-
Outstanding, end of year	182,609	$9.63	200,548	$5.93	-	$-
The cancellations of stock options, SARs and non-vested restricted stock during 2010, 2009 and 2008 were due either to unvested awards terminating in accordance with the provisions of the applicable stock option plans upon directors’ or employees’ departures from Farmer Mac, by voluntary forfeiture, or vested awards terminating unexercised on their expiration date.  Of the 161,933 awards canceled in 2010, 76,702 were a result of employee or director departures from Farmer Mac and 85,231 were a result of awards terminating unexercised on their expiration date.

Farmer Mac received $0.2 million from the exercise of stock options during 2010.  There were no exercises of stock options during 2009.  Farmer Mac received $5.7 million from the exercise of stock options during 2008.  During 2010 and 2008, the reduction of income taxes payable as a result of the deduction for the exercise of stock options and SARs and the vesting or accelerated tax elections of restricted stock was $0.8 million and $0.9 million, respectively.  In total, the additional paid-in capital received from the exercise of stock options was $0.1 million and $5.9 million for 2010 and 2008, respectively.

During 2010 and 2009, Farmer Mac recorded reductions to additional paid-in capital of $0.2 million and $1.2 million, respectively, as vested stock options expired unexercised.  There was no such reduction in 2008.

During the year ended December 31, 2010, pursuant to Farmer Mac’s policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued 4,417 shares of Class C non-voting common stock with a fair value of $44,000 to the seven directors who elected to receive such stock in lieu of their cash retainers. During the year ended December 31, 2009, Farmer Mac issued 9,566 shares of Class C non-voting common stock with a fair value of $41,000 to the five directors who elected to receive such stock in lieu of their cash retainers. During the similar period ended December 31, 2008, Farmer Mac issued 5,166 shares of Class C non-voting common stock with a fair value of $70,000 to the seven directors who elected to receive such stock in lieu of their cash retainers. Fair values are determined based on the closing price of the Class C non-voting common stock as of each quarter end date.

The following tables summarize information regarding stock options, SARs and non-vested restricted stock outstanding as of December 31, 2010:

	Outstanding		Exercisable		Vested or Expected to Vest
		Weighted-		Weighted-		Weighted-
	Stock	Average	Stock	Average	Stock	Average
Range of	Options	Remaining	Options	Remaining	Options	Remaining
Exercise	and	Contractual	and	Contractual	and	Contractual
Prices	SARs	Life	SARs	Life	SARs	Life

$5.00 - $ 9.99	267,333	8.3 years	107,336	8.2 years	239,334	8.3 years
10.00 - 14.99	302,000	9.3 years	-	-	260,800	9.3 years
15.00 - 19.99	73,291	2.6 years	73,291	2.6 years	73,291	2.6 years
20.00 - 24.99	483,457	1.6 years	483,457	1.6 years	483,457	1.6 years
25.00 - 29.99	584,384	3.3 years	556,792	3.1 years	581,422	3.3 years
30.00 - 34.99	213,668	1.0 years	213,668	1.0 years	213,668	1.0 years
	1,924,133		1,434,544		1,851,972

	Outstanding		Expected to Vest
		Weighted-		Weighted-
Weighted-		Average		Average
Average	Nonvested	Remaining	Nonvested	Remaining
Grant-Date	Restricted	Contractual	Restricted	Contractual
Fair Value	Stock	Life	Stock	Life

$5.00 - $ 9.99	75,000	1.2 years	67,500	1.2 years
10.00 - 14.99	100,188	1.3 years	90,168	1.3 years
15.00 - 19.99	7,421	0.2 years	6,679	0.2 years
	182,609		164,347

The weighted average exercise price of the 1,851,972 options or SARs vested or expected to vest as of December 31, 2010 was $21.58.

As of December 31, 2010 and 2009, the intrinsic value of options, SARs and non-vested restricted stock outstanding, exercisable and vested or expected to vest was $6.2 million and $1.4 million, respectively.  During 2010, the total intrinsic value of options and SARs exercised was $0.2 million.  During 2008, the total intrinsic value of options exercised was $2.6 million.  There were no exercises during 2009.  As of December 31, 2010, there was $2.9 million of total unrecognized compensation cost related to non-vested stock options, SARS and restricted stock awards.  This cost is expected to be recognized over a weighted-average period of 1.7 years.

The weighted-average grant date fair values of options, SARs and restricted stock awards granted in 2010, 2009 and 2008 were $9.24, $5.11 and $9.71 per share, respectively.  Under the fair value-based method of accounting for stock-based compensation cost, Farmer Mac recognized compensation expense of $2.8 million, $2.7 million and $2.8 million during 2010, 2009 and 2008, respectively.  The fair values of stock options and SARs were estimated using the Black-Scholes option pricing model based on the following assumptions:

	For the Year Ended December 31,
	2010	2009	2008
Risk-free interest rate	2.9%	1.6%	2.4%
Expected years until exercise	7 years	7 years	6 years
Expected stock volatility	91.5%	103.6%	52.2%
Dividend yield	1.8%	3.2%	2.2%

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

Since restricted stock awards will be issued upon vesting regardless of the stock price, expected stock volatility is not considered in determining grant date fair value.  Restricted stock awards also accrue dividends which are paid at vesting.  The weighted-average grant date fair value of the restricted stock awarded in 2010 and 2009 was $12.21 and $5.93 per share, respectively, which was the closing price of the stock on the date granted.

Statutory and Regulatory Capital Requirements

Farmer Mac is subject to three statutory and regulatory capital requirements:

•
Statutory  minimum capital requirement – Farmer Mac’s statutory minimum capital level is an amount of core capital (stockholders’ equity less accumulated other comprehensive income plus mezzanine equity) equal to the sum of 2.75 percent of Farmer Mac’s aggregate on-balance sheet assets, as calculated for regulatory purposes, plus 0.75 percent of the aggregate off-balance sheet obligations of Farmer Mac, specifically including:

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

Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement.

As of December 31, 2010, Farmer Mac’s minimum and critical capital requirements were $301.0 million and $150.5 million, respectively, and its actual core capital level was $460.6 million, which was $159.6 million above the minimum capital requirement and $310.1 million above the critical capital requirement as of that date.  As of December 31, 2009, Farmer Mac’s minimum and critical capital requirements were $217.0 million and $108.5 million, respectively, and its actual core capital level was $337.2 million, which was $120.2 million above the minimum capital requirement and $228.7 million above the critical capital requirement as of that date.

Based on the risk-based capital stress test, Farmer Mac’s risk-based capital requirement as of December 31, 2010 was $42.1 million, and Farmer Mac’s regulatory capital (core capital plus the allowance for losses) of $480.7 million exceeded that amount by approximately $438.6 million.   As of December 31, 2009, Farmer Mac’s risk-based capital requirement was $35.9 million, and Farmer Mac’s regulatory capital of $351.3 million exceeded that amount by approximately $315.4 million.

10.	INCOME TAXES

Farmer Mac is subject to federal income taxes but is exempt from state and local income taxes.  The components of the federal income tax expense/(benefit) for the years ended December 31, 2010, 2009 and 2008 were as follows:

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)
Current income tax expense	$14,321	$16,902	$17,514
Deferred income tax (benefit)/expense	(524)	35,615	(40,378)
Income tax expense/(benefit)	$13,797	$52,517	$(22,864)

A reconciliation of tax at the statutory federal tax rate to the income tax expense/(benefit) for the years ended December 31, 2010, 2009 and 2008 is as follows:

	For the Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Tax expense/(benefit) at statutory rate	$23,274	$53,241	$(60,630)
Non-taxable dividend income	(2,183)	(1,934)	(2,337)
Income from non-controlling interest	(7,248)	-	-
Valuation allowance	(235)	1,120	39,989
Other	189	90	114
Income tax expense/(benefit)	$13,797	$52,517	$(22,864)

Statutory tax rate	35.0%	35.0%	35.0%
Effective tax rate	20.7%	34.5%	13.2%

The components of the deferred tax assets and liabilities as of December 31, 2010 and 2009 were as follows:

	As of December 31,
	2010	2009
	(in thousands)
Deferred tax assets:
Basis differences related to financial derivatives	$27,518	$34,192
Allowance for losses	7,040	4,965
Stock-based compensation	2,725	2,438
Capital loss carryforwards	37,887	37,408
Valuation allowance	(37,887)	(36,788)
Lower of cost or fair value adjustment on loans held for sale	3,110	-
Basis difference in subsidiary	2,437	-
Amortization of premiums on capital investments	2,987	4,322
Valuation allowance	(2,987)	(4,322)
Other	3,225	1,780
Total deferred tax assets	46,055	43,995

Deferred tax liability:
Basis differences related to securities	20,047	17,941
Unrealized gains on available-for-sale securities	9,841	1,777
Other	1,637	131
Total deferred tax liability	31,525	19,849
Net deferred tax asset	$14,530	$24,146

A valuation allowance is required to reduce a deferred tax asset to an amount that is more likely than not to be realized. Future realization of the tax benefit from a deferred tax asset depends on the existence of sufficient taxable income of the appropriate character. After the evaluation of both positive and negative objective evidence regarding the likelihood that its deferred tax assets will be realized, Farmer Mac established a valuation allowance of $40.9 million and $41.1 million as of December 31, 2010 and 2009, respectively, which was attributable to non-deductible capital losses on investment securities. Farmer Mac did not establish a valuation allowance for the remainder of its deferred tax assets because it believes it is more likely than not that those deferred tax assets will be realized. In determining its deferred tax asset valuation allowance, Farmer Mac considered its taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback and carryforward periods available under the tax law. As of December 31, 2010, the amount of capital loss carryforwards was $106.0 million. These capital loss carryforwards will expire in 2014.

As of December 31, 2010 and 2009, both the recorded liability for uncertain tax positions and the corresponding deferred tax asset were $1.5 million and $1.4 million, respectively.

The following table presents the changes in unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008.

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)

Beginning balance	$1,392	$934	$851
Increases based on tax positions related to current year	62	458	126
Reductions for tax positions of prior years	-	-	(43)
Ending balance	$1,454	$1,392	$934

The resolution of the unrecognized tax benefits presented above would represent temporary differences between Farmer Mac’s net income and taxable income and, therefore, would not result in a change to the Corporation’s effective tax rate.  As of December 31, 2010 and 2009, accrued interest payable and the associated interest expense related to unrecognized tax benefits was immaterial and is presented as a component of income taxes.  Farmer Mac does not expect to be subject to, and has not recorded tax penalties.  It is reasonably possible that changes in the gross balance of unrecognized tax benefits may occur within the next 12 months due to the lapse of statutory limitations.  Any changes would not be material to Farmer Mac’s consolidated financial statements.  Tax years 2007 through 2010 remain subject to examination.

11.	EMPLOYEE BENEFITS

Farmer Mac makes contributions to a defined contribution retirement plan for all of its employees.  Farmer Mac contributed 13.2 percent of the lesser of an employee’s gross salary or the maximum compensation permitted under the Economic Growth and Tax Relief Reconciliation Act of 2001 (“EGTRRA”) ($245,000 for 2010 and 2009, and $230,000 for 2008), plus 5.7 percent of the difference between: (1) the lesser of the gross salary or the amount established under EGTRRA; and (2) the Social Security Taxable Wage Base.  Employees are fully vested after having been employed for approximately three years.  Expense for this plan for the years ended December 31, 2010, 2009 and 2008 was $0.9 million, $0.8 million and $0.7 million, respectively.

12.	OFF-BALANCE SHEET GUARANTEES AND LTSPCs, COMMITMENTS AND CONTINGENCIES

Farmer Mac offers approved agricultural and rural residential mortgage lenders two credit enhancement alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans:  (1) Farmer Mac Guaranteed Securities, which are available through the Farmer Mac I program, the Farmer Mac II program or the Rural Utilities program, and (2) LTSPCs, which are available through the Farmer Mac I program or Rural Utilities program.  For securitization trusts where Farmer Mac is the primary beneficiary, as described in Note 2(q), the trust assets and liabilities are included on Farmer Mac’s consolidated balance sheet.  Upon consolidation, Farmer Mac eliminates the portion of the guarantee and commitment fees receivable and guarantee and commitment obligations related to the consolidated trusts.  For the remainder of these transactions, or in the event of deconsolidation, both of these alternatives result in the creation of off-balance sheet obligations for Farmer Mac.  Farmer Mac accounts for these transactions and other financial guarantees in accordance with FASB guidance on accounting for guarantees.  Farmer Mac records, at the inception of a guarantee, a liability for the fair value of its obligation to stand ready to perform under the terms of each guarantee and an asset that is equal to the fair value of the fees that will be received over the life of each guarantee.  The fair values of the guarantee obligation and asset at inception are based on the present value of expected cash flows using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  Because the cash flows of these instruments may be interest rate path dependent, these values and projected discount rates are derived using a Monte Carlo simulation model.  The guarantee obligation and corresponding asset are subsequently amortized into guarantee and commitment fee income in relation to the decline in the unpaid principal balance on the underlying agricultural real estate mortgage loans.

The contractual terms of Farmer Mac’s guarantees range from less than 1 year to 30 years.  However, the actual term of each guarantee may be significantly less than the contractual term based on the prepayment characteristics of the related agricultural real estate mortgage loans.  Farmer Mac’s maximum potential exposure under these guarantees is comprised of the unpaid principal balance of the underlying agricultural real estate mortgage loans.  Guarantees issued or modified on or after January 1, 2003 are recorded in the consolidated balance sheets.  Farmer Mac’s maximum potential exposure was $5.2 billion and $6.2 billion as of December 31, 2010 and 2009, respectively.  Farmer Mac’s maximum potential exposure for guarantees issued prior to January 1, 2003, which are not recorded on the consolidated balance sheets, was $246.8 million and $377.2 million as of December 31, 2010 and 2009, respectively.  The maximum exposure from these guarantees is not representative of the actual loss Farmer Mac is likely to incur, based on historical loss experience.  In the event Farmer Mac was required to make payments under its guarantees, Farmer Mac would have the right to enforce the terms of the loans, and in the event of default, would have access to the underlying collateral.  For information on Farmer Mac’s methodology for determining the reserve for losses for its financial guarantees, see Note 2(j) and Note 8.  The following table presents changes in Farmer Mac’s guarantee and commitment obligations in the consolidated balance sheets for the years ended December 31, 2010, 2009 and 2008.

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)
Beginning balance, January 1	$48,526	$54,954	$52,130
Additions to the guarantee and commitment obligation (1)	4,539	3,168	8,512
Adjustments related to new consolidation guidance	(12,812)	-	-
Amortization of the guarantee and commitment obligation	(9,945)	(9,596)	(5,688)
Ending balance, December 31	$30,308	$48,526	$54,954

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

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2010 and 2009, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans.

Outstanding Balance of Off-Balance Sheet
Farmer Mac Guaranteed Securities
	As of December 31,
	2010	2009
	(in thousands)
Farmer Mac I:
Farmer Mac Guaranteed Securities - AgVantage	$2,945,000	$2,945,000
Farmer Mac Guaranteed Securities	750,217	1,492,239
Farmer Mac II:	48,103	34,802
Farmer Mac Guaranteed Securities
Rural Utilities:
Farmer Mac Guaranteed Securities - AgVantage	15,292	14,240
Total off-balance sheet Farmer Mac Guaranteed Securities	$3,758,612	$4,486,281

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

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  The following table summarizes cash flows received from and paid to trusts used for Farmer Mac I securitizations:

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)
Proceeds from new securitizations	$8,594	$28,736	$98,843
Guarantee fees received	7,488	12,206	12,134
Purchases of assets from the trusts	(3,456)	(1,157)	(647)
Servicing advances	(32)	(20)	(9)
Repayments of servicing advances	22	29	2

For those securities issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $17.7 million and $33.9 million as of December 31, 2010 and 2009, respectively.  The decrease in 2010 is primarily the result of the new accounting guidance related to consolidations.  Upon adoption of the new consolidation guidance on January 1, 2010, Farmer Mac eliminated $15.5 million of the guarantee and commitment obligation related to the consolidated trusts.  During second quarter 2010, Farmer Mac deconsolidated $414.5 million of certain securitization trusts created when loans subject to LTSPCs were converted to Farmer Mac I Guaranteed Securities because Farmer Mac was no longer determined to be the primary beneficiary when the counterparty to the transaction ceased being a related party as a result of changes to the membership of Farmer Mac’s board of directors.  This deconsolidation resulted in an increase to the guarantee and commitment obligation of $2.7 million as of June 30, 2010.  See Note 2(q) for more information.  As of December 31, 2010 and 2009, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 13.7 years and 13.3 years, respectively.  As of December 31, 2010 and 2009, the weighted-average remaining maturity of the off-balance sheet AgVantage securities was 2.4 years and 3.4 years, respectively.  For information on Farmer Mac’s methodology for determining the reserve for losses on off-balance sheet Farmer Mac Guaranteed Securities, see Note 2(j) and Note 8.

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

The specific events or circumstances that would require Farmer Mac to purchase some or all of the segregated loans under its LTSPCs include: (1) the failure of the borrower under any loan to make installment payments under that loan for a period of either 90 days or 120 days (depending on the provisions of the applicable agreement); or (2) the determination by the holder of the LTSPC to sell or exchange some or all of the loans under the LTSPC to Farmer Mac.

Farmer Mac purchases loans subject to an LTSPC at:

•
par (if the loans become delinquent for either 90 days or 120 days, depending on the provisions of the applicable agreement, or are in material non-monetary default), with accrued and unpaid interest on the defaulted loans payable out of any future loan payments or liquidation proceeds as received;

•
a mark-to-market price or in exchange for Farmer Mac I Guaranteed Securities (if the loans are not delinquent and are standard loan products as to which Farmer Mac offers daily rates for commitments to purchase); or

•
either (1) a mark-to-market negotiated price for all (but not some) loans in the pool, based on the sale of Farmer Mac I Guaranteed Securities in the capital markets or the funding obtained by Farmer Mac through the issuance of matching debt in the capital markets, or (2) in exchange for Farmer Mac I Guaranteed Securities (if the loans are not delinquent for either 90 days or 120 days, depending on the provisions of the applicable agreement).

As of December 31, 2010 and 2009, the maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $1.8 billion and $2.2 billion, respectively.

In the event of loan default, Farmer Mac would have the right to enforce the terms of the loans including the right to foreclose upon the collateral underlying such loans.  Farmer Mac believes that it will typically recover its investment in the defaulted loans purchased either through borrower payments, loan payoffs, payments by third parties or foreclosure and sale of the collateral.

As of December 31, 2010 and 2009, the weighted-average remaining maturity of all loans underlying LTSPCs was 13.8 years and 14.9 years, respectively.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the consolidated balance sheet.  This liability approximated $12.6 million as of December 31, 2010 and $14.7 million as of December 31, 2009.  For information on Farmer Mac’s methodology for determining the reserve for losses for LTSPCs, see Note 2(j) and Note 8.

Commitments

Farmer Mac enters into mandatory and optional delivery commitments to purchase loans.  Most loan purchase commitments entered into by Farmer Mac are mandatory commitments, in which Farmer Mac charges a fee to extend or cancel the commitment.  As of December 31, 2010 and 2009, commitments to purchase Farmer Mac I and II loans totaled $62.4 million and $33.2 million, respectively, all of which were mandatory commitments.  As of December 31, 2010 and 2009, commitments to purchase rural utilities loans totaled $18.0 million and $20.8 million, respectively.  Any optional loan purchase commitments are sold forward under optional commitments to deliver Farmer Mac Guaranteed Securities that may be cancelled by Farmer Mac without penalty.

Farmer Mac is exposed to interest rate risk from the time it commits to purchase a loan to the time it either:  (a) sells Farmer Mac Guaranteed Securities backed by the loan or (b) issues debt to retain the loan in its portfolio.  There were no commitments to sell Farmer Mac Guaranteed Securities as of December 31, 2010 and 2009.  Farmer Mac manages the interest rate risk related to loans not yet sold or funded as a retained investment through the use of forward sale contracts involving government-sponsored enterprise debt, futures contracts involving U.S. Treasury securities and interest rate swaps.  See Note 2(h) and Note 6 for information regarding financial derivatives.

Rental expense for Farmer Mac’s office space for each of the years ended December 31, 2010, 2009 and 2008 was $0.7 million, $0.7 million and $0.6 million, respectively.  The future minimum lease payments under Farmer Mac’s non-cancelable leases for its office space and other contractual obligations are as follows:

		Other
	Future Minimum	Contractual
	Lease Payments	Obligations
	(in thousands)
2011	$1,230	$755
2012	1,218	358
2013	1,246	123
2014	1,264	3
2015	1,281	-
Thereafter	12,305	-
Total	$18,544	$1,239

The future minimum lease payments in the table above include the sublease for new office space that begins on October 1, 2011.  Other contractual obligations in the table above include minimum amounts due under non-cancelable agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms.  These agreements include agreements for the provision of consulting services, information technology support, equipment maintenance, and financial analysis software and services.  The amounts actually paid under these agreements will likely be higher due to the variable components of some of these agreements under which the ultimate obligation owed is determined by reference to actual usage or hours worked.

Legal Proceedings

On December 5, 2008, a lawsuit was filed in the United States District Court for the District of Columbia against Farmer Mac and certain of its present and former officers and directors on behalf of purchasers of the securities of the Corporation between March 15, 2007 and September 12, 2008.  This lawsuit was voluntarily dismissed by the lead plaintiffs on February 26, 2010.

13.	FAIR VALUE DISCLOSURES

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price).

In determining fair value, Farmer Mac uses various valuation approaches, including market and income approaches.  The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  When available, the fair value of Farmer Mac’s financial instruments is based on quoted market prices, valuation techniques that use observable market-based inputs or unobservable inputs that are corroborated by market data.  Pricing information obtained from third parties is internally validated for reasonableness prior to use in the consolidated financial statements.

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

Farmer Mac performs a detailed analysis of the assets and liabilities carried at fair value to determine the appropriate level based on the transparency of the inputs used in the valuation techniques.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  Farmer Mac’s assessment of the significance of a particular input to the fair value measurement of an instrument requires judgment and consideration of factors specific to the instrument.  While Farmer Mac believes its valuation methods are appropriate and consistent with those of other market participants, using different methodologies or assumptions to determine fair value could result in a materially different estimate of the fair value of some financial instruments.

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

Farmer Mac classifies its estimates of fair value for ARCs as level 3 measurements.  During 2008 and 2009, Farmer Mac used a discounted cash flow model to determine the estimated fair value of these investments as of each quarter end.  The assumptions used in preparing the model include estimates for the amount and timing of future interest and principal payments and the rate of return required by investors to own these securities in the current environment.  In making these assumptions, Farmer Mac considered relevant factors including: the formula for each security that defines the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the underlying student loans are backed by the full faith and credit of the United States; and, publicly available pricing data for student loan asset-backed securities that are not subject to auctions.  Beginning in 2010, Farmer Mac used unadjusted quotes from a broker specializing in these types of securities to determine the estimated fair value of these investments as of each quarter end.  Farmer Mac believes these quotes are the best indication of fair value as of the measurement date, although there is uncertainty regarding the ability to transact at such levels.  Considering (1) there is no active secondary market for these securities, although limited observable transactions do occasionally occur, (2) price quotes vary significantly among dealers or independent pricing services, if provided at all, and (3) there is little transparency in the price determination, Farmer Mac believes these measurements are appropriately classified as level 3.  The increase in the unrealized losses recognized on the ARCs as of December 31, 2010 compared to December 31, 2009 was the result of the change in the pricing methodology described above.

Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the quarterly reporting period.  Transfers within the fair value hierarchy for the fair value measurements of Farmer Mac’s investment securities during 2009 and 2010 are described below.

During second quarter 2009, Farmer Mac transferred its investment in the subordinated debt of CoBank, ACB with a par value of $70.0 million from level 2 to level 3 for purposes of estimating its fair value.  Farmer Mac determined that the third party pricing service used to estimate fair value for this security as a level 2 investment, in second quarter 2009, provided a price that, while representative of a recent market trade, was not reflective of an orderly transaction.  Farmer Mac used its internally-developed models as an alternative valuation technique to estimate fair value as a level 3 investment.

During first quarter 2010, Farmer Mac transferred its investments in the subordinated debt and preferred stock of CoBank, ACB and its investment in the preferred stock of AgFirst Farm Credit Bank, with par values of $70.0 million, $88.5 million and $88.0 million, respectively, as of December 31, 2009, from level 3 measurements to level 2 measurements.  Taking into consideration its own recently executed trades during first quarter 2010, along with an increase in observable trading activity for these securities, Farmer Mac determined that the best estimates of fair value for these securities as of March 31, 2010, and continuing throughout 2010, were the fair values provided by an independent third party pricing service.

Available-for-Sale and Trading Farmer Mac Guaranteed Securities and USDA Guaranteed Securities

Farmer Mac estimates the fair value of its Farmer Mac Guaranteed Securities and USDA Guaranteed Securities by discounting the projected cash flows of these instruments at projected interest rates.  The fair values are based on the present value of expected cash flows using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  Farmer Mac classifies these measurements as level 3 because there is limited market activity and therefore little or no price transparency.  On a sample basis, Farmer Mac corroborates the fair value of its Farmer Mac Guaranteed Securities and USDA Guaranteed Securities by obtaining a secondary valuation from an independent third party service.

Transfers out of level 3 during 2009 and 2010 resulted from the consolidation of certain trusts whereby the underlying assets were no longer reported at fair value on a recurring basis.  Transfers out of level 3 are based on the fair values of the assets as of the beginning of the quarterly reporting period and are described in more detail below.

In first quarter 2009, Farmer Mac transferred $263.4 million amortized cost basis of available-for-sale Farmer Mac I Guaranteed Securities to loans held-for-sale upon the consolidation of certain trusts in which Farmer Mac held 100 percent of the beneficial ownership interests.  Farmer Mac then terminated the trusts and sold a portion of the underlying loans.  Because loans held-for-sale are subject to fair value adjustments only when the amortized cost exceeds the fair value, these fair value measurements will be classified as level 3 on a nonrecurring basis.

Upon the adoption of the new consolidation guidance on January 1, 2010, Farmer Mac was deemed to be the primary beneficiary of certain VIEs where Farmer Mac held beneficial interests in trusts used as vehicles for the securitization of agricultural real estate mortgage loans or rural utilities loans.  Prior to 2010, Farmer Mac presented these beneficial interests as “Farmer Mac Guaranteed Securities” on the consolidated balance sheets and reported them at their fair value.  Upon consolidation, Farmer Mac transferred these assets from “Farmer Mac Guaranteed Securities” to “Loans held for investment in consolidated trusts.”  These loans are reported at their amortized cost and are no longer included in recurring fair value measurements.  Farmer Mac transferred these securities out of level 3 based on their fair values as of the beginning of the first quarter 2010.

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

As of December 31, 2010, the consideration of credit risk, Farmer Mac’s and the counterparties’, resulted in an adjustment to the valuations of Farmer Mac’s derivative portfolio of $(0.4) million.  As of December 31, 2009, the consideration of credit risk, Farmer Mac’s and the counterparties’, resulted in an adjustment to the valuations of Farmer Mac’s derivative portfolio of $0.7 million.

Nonrecurring Fair Value Measurements and Classification

Loans Held-for-Sale

Loans held for sale are reported at the lower of cost or fair value in the consolidated balance sheets.  Farmer Mac internally models the fair value of loans by discounting the projected cash flows of these instruments at projected interest rates.  The fair values are based on the present value of expected cash flows using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  The fair values of these instruments are classified as level 3 measurements.  As of December 31, 2010, Farmer Mac recorded an adjustment of $8.7 million to report loans held for sale at the lower of cost or fair value.  As of December 31, 2009, Farmer Mac recorded an adjustment of $0.1 million to report loans held for sale at the lower of cost or fair value.

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

Fair Value Classification and Transfers

As of December 31, 2010, Farmer Mac’s assets and liabilities recorded at fair value included financial instruments valued at $4.6 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 49 percent of total assets and 71 percent of financial instruments measured at fair value as of December 31, 2010.  As of December 31, 2009, Farmer Mac’s assets and liabilities recorded at fair value included financial instruments valued at $3.7 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 61 percent of total assets and 80 percent of financial instruments measured at fair value as of December 31, 2009.

The following tables present information about Farmer Mac’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2010 and 2009, respectively, and indicates the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value.

Assets and Liabilities Measured at Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$-	$-	$64,335	$64,335
Floating rate asset-backed securities	-	29,458	-	29,458
Floating rate corporate debt securities	-	163,188	-	163,188
Floating rate Government/GSE guaranteed mortgage-backed securities	-	576,780	-	576,780
Fixed rate GSE guaranteed mortgage-backed securities	-	4,821	-	4,821
Floating rate GSE subordinated debt	-	55,329	-	55,329
Fixed rate GSE preferred stock	-	84,828	-	84,828
U.S. Treasuries	692,994	-	-	692,994
Senior agency debt	-	5,500	-	5,500
Total available-for-sale	692,994	919,904	64,335	1,677,233
Trading:
Floating rate asset-backed securities	-	-	1,400	1,400
Fixed rate GSE preferred stock	-	84,696	-	84,696
Total trading	-	84,696	1,400	86,096
Total Investment Securities	692,994	1,004,600	65,735	1,763,329
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	-	-	942,809	942,809
Farmer Mac II	-	-	37,637	37,637
Rural Utilities	-	-	1,926,818	1,926,818
Total available-for-sale	-	-	2,907,264	2,907,264
Total Farmer Mac Guaranteed Securities	-	-	2,907,264	2,907,264
USDA Guaranteed Securities:
Available-for-sale	-	-	1,005,679	1,005,679
Trading	-	-	311,765	311,765
Total USDA Guaranteed Securities	-	-	1,317,444	1,317,444
Financial derivatives	-	41,492	-	41,492
Total Assets at fair value	$692,994	$1,046,092	$4,290,443	$6,029,529
Liabilities:
Financial derivatives	$6	$110,291	$3,390	$113,687
Total Liabilities at fair value	$6	$110,291	$3,390	$113,687
Nonrecurring:
Assets:
Loans held for sale	$-	$-	$331,076	$331,076
Loans held for investment	-	-	11,971	11,971
REO	-	-	1,925	1,925
Total Nonrecurring Assets at fair value	$-	$-	$344,972	$344,972

Assets and Liabilities Measured at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
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

Level 3 Assets and Liabilities Measured at Fair Value for the Year Ended December 31, 2010
	Beginning Balance	Purchases, Sales, Issuances and Settlements, net	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Net Transfers In and/or Out	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$72,884	$-	$-	$(8,549)	$-	$64,335
Floating rate GSE subordinated debt	47,562	-	-	-	(47,562)	-
Fixed rate GSE preferred stock	89,211	-	-	-	(89,211)	-
Total available-for-sale	209,657	-	-	(8,549)	(136,773)	64,335
Trading:
Floating rate asset-backed securities(1)	1,824	(748)	324	-	-	1,400
Fixed rate GSE preferred stock	88,148	-		-	(88,148)	-
Total trading	89,972	(748)	324	-	(88,148)	1,400
Total Investment Securities	299,629	(748)	324	(8,549)	(224,921)	65,735
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	56,864	892,670	-	(1,340)	(5,385)	942,809
Farmer Mac II	764,792	(1,607)	-	(2,364)	(723,184)	37,637
Rural Utilities	1,703,211	212,202	-	11,405	-	1,926,818
Total available-for-sale	2,524,867	1,103,265	-	7,701	(728,569)	2,907,264
Trading:
Farmer Mac II	422,681	-		-	(422,681)	-
Rural Utilities	451,448	-	-	-	(451,448)	-
Total trading	874,129	-	-	-	(874,129)	-
Total Farmer Mac Guaranteed Securities	3,398,996	1,103,265	-	7,701	(1,602,698)	2,907,264
USDA Guaranteed Securities:
Available-for-sale	-	277,987	-	4,508	723,184	1,005,679
Trading(2)	-	(113,491)	2,575	-	422,681	311,765
Total USDA Guaranteed Securities	-	164,496	2,575	4,508	1,145,865	1,317,444
Total Assets at fair value	$3,698,625	$1,267,013	$2,899	$3,660	$(681,754)	$4,290,443
Liabilities:
Financial derivatives(3)	$(3,653)	$-	$263	$-	$-	$(3,390)
Total Liabilities at fair value	$(3,653)	$-	$263	$-	$-	$(3,390)
Nonrecurring:
Assets:
Loans held for sale	$28,505	$-	$(8,748)	$-	$311,319	$331,076
Loans held for investment	-	-	(4,743)	-	16,714	11,971
REO	-	-	(2,183)	-	4,108	1,925
Total Nonrecurring Assets at fair value	$28,505	$-	$(15,674)	$-	$332,141	$344,972

(1)	Unrealized gains are attributable to assets still held as of December 31, 2010 and are recorded in gains/(losses) on trading assets.
(2)	Includes unrealized losses of $2.0 million attributable to assets still held as of December 31, 2010 that are recorded in gains/(losses) on trading assets.
(3)	Unrealized gains are attributable to liabilities still held as of December 31, 2010 and are recorded in (losses)/gains on financial derivatives.

Level 3 Assets and Liabilities Measured at Fair Value for the Year Ended December 31, 2009
	Beginning Balance	Purchases, Sales, Issuances and Settlements, net	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Net Transfers In and/or Out	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$178,577	$(119,850)	$-	$14,157	$-	$72,884
Floating rate GSE subordinated debt	-	-	-	(1,570)	49,132	47,562
Fixed rate GSE preferred stock	-	(114)	-	(1,332)	90,657	89,211
Total available-for-sale	178,577	(119,964)	-	11,255	139,789	209,657
Trading:
Floating rate asset-backed securities(1)	2,211	(785)	398	-	-	1,824
Fixed rate GSE preferred stock(2)	161,552	(1,168)	18,421	-	(90,657)	88,148
Total trading	163,763	(1,953)	18,819	-	(90,657)	89,972
Total Investment Securities	342,340	(121,917)	18,819	11,255	49,132	299,629
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	349,292	(2,219)	-	(2,197)	(288,012)	56,864
Farmer Mac II	522,565	228,773	-	13,454	-	764,792
Rural Utilities	639,837	1,045,000	-	18,374	-	1,703,211
Total available-for-sale	1,511,694	1,271,554	-	29,631	(288,012)	2,524,867
Trading:
Farmer Mac II(3)	496,863	(77,881)	3,699	-	-	422,681
Rural Utilities(1)	442,687	(11,994)	20,755	-	-	451,448
Total trading	939,550	(89,875)	24,454	-	-	874,129
Total Farmer Mac Guaranteed Securities	2,451,244	1,181,679	24,454	29,631	(288,012)	3,398,996
Total Assets at fair value	$2,793,584	$1,059,762	$43,273	$40,886	$(238,880)	$3,698,625
Liabilities:
Financial Derivatives(4)	$(3,719)	$-	$66	$-	$-	$(3,653)
Total Liabilities at fair value	$(3,719)	$-	$66	$-	$-	$(3,653)
Nonrecurring:
Assets:
Loans held for sale	$-	$-	$(139)	$-	$28,644	$28,505
REO	-	(41,786)	-	-	41,786	-
Total Nonrecurring Assets at fair value	$-	$(41,786)	$(139)	$-	$70,430	$28,505

(1)	Unrealized gains are attributable to assets still held as of December 31, 2009 and are recorded in gains/(losses) on trading assets.
(2)	Includes unrealized gains of $8.3 million for assets still held as of December 31, 2009 that are recorded in gains/(losses) on trading assets.
(3)	Includes unrealized gains of approximately $1.4 million attributable to assets still held as of December 31, 2009 that are recorded in gains/(losses) on trading assets.
(4)	Unrealized gains are attributable to liabilities still held as of December 31, 2009 and are recorded in (losses)/gains on financial derivatives.

Level 3 Assets and Liabilities Measured at Fair Value for the Year Ended December 31, 2008
		Purchases,	Realized and	Unrealized
		Sales,	Unrealized	Gains/(Losses)
		Issuances and	Gains/(Losses)	included in Other
	Beginning	Settlements,	included in	Comprehensive	Net Transfers In	Ending
	Balance	net	Income	Income	and/or Out	Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans (1)	$-	$62,406	$-	$(15,373)	$131,544	$178,577
Floating rate corporate debt securities	-	400,000	-	(669)	(399,331)	-
Fixed rate corporate debt securities	500,138	-	-	2,951	(503,089)	-
Total available-for-sale securities	500,138	462,406	-	(13,091)	(770,876)	178,577
Trading:
Floating rate asset-backed securities(2)	8,179	(939)	(5,029)	-	-	2,211
Fixed rate mortgage-backed securities	415,813	29,367	13,846	-	(459,026)	-
Fixed rate GSE preferred stock(2)	-	(659)	(16,889)	-	179,100	161,552
Total trading	423,992	27,769	(8,072)	-	(279,926)	163,763
Total investment securities	924,130	490,175	(8,072)	(13,091)	(1,050,802)	342,340
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	338,958	(23,036)	-	8,378	24,992	349,292
Farmer Mac II	-	41,856	-	(12,869)	493,578	522,565
Rural Utilities	-	(270,000)	-	7,417	902,420	639,837
Total available-for-sale	338,958	(251,180)	-	2,926	1,420,990	1,511,694
Trading:
Farmer Mac II(3)	428,670	55,234	12,959	-	-	496,863
Rural Utilities(2)	-	(5,734)	(10,605)	-	459,026	442,687
Total trading	428,670	49,500	2,354	-	459,026	939,550
Total Farmer Mac Guaranteed Securities	767,628	(201,680)	2,354	2,926	1,880,016	2,451,244
Total Assets at fair value	$1,691,758	$288,495	$(5,718)	$(10,165)	$829,214	$2,793,584
Liabilities:
Financial Derivatives(4)	$(1,106)	$-	$(2,613)	$-	$-	$(3,719)
Total Liabilities at fair value	$(1,106)	$-	$(2,613)	$-	$-	$(3,719)

Nonrecurring:
Loans held for sale	$-	$(142,756)	$-	$-	$142,756	$-
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

Fair Value Option

Accounting guidance on the fair value option for financial instruments permits entities to make a one-time irrevocable election to report financial instruments at fair value with changes in fair value recorded in earnings as they occur.  This guidance provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

On January 1, 2008, with the adoption of this accounting guidance, Farmer Mac elected to measure $600.5 million of investment securities and $427.3 million of Farmer Mac II Guaranteed Securities at fair value, with changes in fair value reflected in earnings as they occur.  Upon adoption, Farmer Mac recorded a cumulative effect of adoption adjustment of $12.1 million, net of tax, as an increase to the beginning balance of retained earnings.  During 2008, Farmer Mac elected to measure an additional $113.3 million of Farmer Mac II Guaranteed Securities at fair value, with changes in fair value reflected in earnings as they occur.  Farmer Mac selected all of these assets for the fair value option because they were funded or hedged principally with financial derivatives and, therefore, it was expected that the changes in fair value of the assets would provide partial economic and financial reporting offsets to the related financial derivatives.  Due to the significant declines in the fair values of investment securities attributable to the widening of credit spreads experienced during 2008, such financial reporting offsets were not achieved.  For 2008, Farmer Mac recorded net losses on trading assets of $5.6 million for changes in fair values of the assets selected for the fair value option.  These losses are presented as “Gains/(losses) on trading assets” in the consolidated statements of operations.

During fourth quarter 2008, Farmer Mac also elected to measure put rights related to $119.9 million (par value) of its ARC holdings at fair value upon the election of the fair value option.

Farmer Mac made no fair value option elections during 2010 and 2009.  For the year ended December 31, 2010 and 2009, Farmer Mac recorded gains of $4.9 million and $42.9 million, respectively, for changes in the fair value of the assets selected for the fair value option during 2008.  These gains are presented as “Gains/(losses) on trading assets” in the consolidated statements of operations.

Disclosures about Fair Value of Financial Instruments

The following table sets forth the estimated fair values and the carrying values for financial assets, liabilities and guarantees and commitments as of December 31, 2010 and 2009 in accordance with FASB guidance on disclosures about fair value of financial instruments.

	As of December 31,
	2010		2009
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$729,920	$729,920	$654,794	$654,794
Investment securities	1,763,329	1,763,329	1,131,895	1,131,895
Farmer Mac Guaranteed Securities	2,907,264	2,907,264	3,398,996	3,398,996
USDA Guaranteed Securities	1,317,444	1,317,444	-	-
Loans	2,642,399	2,558,599	779,185	753,720
Financial derivatives	41,492	41,492	15,040	15,040
Interest receivable	90,295	90,295	67,178	67,178
Guarantee and commitment fees receivable:
LTSPCs	14,191	13,666	14,591	15,896
Farmer Mac Guaranteed Securities	19,058	21,086	36,135	39,120
Financial liabilities:
Notes payable:
Due within one year	4,510,758	4,509,419	3,665,282	3,662,898
Due after one year	3,530,656	3,430,656	1,964,526	1,908,713
Debt securities of consolidated trusts held by third parties	883,669	827,411	-	-
Financial derivatives	113,687	113,687	107,367	107,367
Accrued interest payable	57,131	57,131	39,562	39,562
Guarantee and commitment obligations:
LTSPCs	13,152	12,627	13,370	14,676
Farmer Mac Guaranteed Securities	15,653	17,681	30,865	33,850

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

The financial information presented below reflects the accounts of Farmer Mac and its subsidiaries on a consolidated basis.  Accordingly, the core earnings for Farmer Mac’s reportable operating segments will differ from the stand-alone financial statements of Farmer Mac’s subsidiaries.  These differences will be due to various factors, including the reversal of unrealized gains and losses related to fair value changes of trading assets and financial derivatives, as well as the allocation of certain expenses such as dividends and interest expense related to the issuance of capital and the incurrence of indebtedness managed at the corporate level.  The allocation of general and administrative expenses that are not directly attributable to an operating segment may also result in differences.  The assets of Farmer Mac’s subsidiary, Farmer Mac II LLC, will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.  As of December 31, 2010, Farmer Mac II LLC held assets with a fair value of $1.4 billion, had debt outstanding of $124.0 million, had preferred stock outstanding with a liquidation preference of $250.0 million, and had $1.0 billion of common stock outstanding held by Farmer Mac.

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

The following tables present core earnings for Farmer Mac’s reportable operating segments and a reconciliation to GAAP net income for the years ended December 31, 2010, 2009 and 2008.  Farmer Mac has presented the financial information and disclosures for the prior periods to reflect the segment disclosures as if they had been in effect for all periods reported.

Core Earnings by Business Segment
For the Year Ended December 31, 2010
					Reconciling		GAAP
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Adjustments		Amounts
	(in thousands)
Interest income (1)	$109,220	$55,129	$56,072	$27,497	$(9,207)		$238,711
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(4,627)	-	-	-	4,627		-
Interest expense (2)	(71,147)	(45,076)	(44,207)	(16,384)	34,146		(142,668)
Net effective spread	33,446	10,053	11,865	11,113	29,566		96,043

Guarantee and commitment fees	22,270	458	5,990	-	(4,627)		24,091
Other income/(expense) (3)	3,389	299	1	(1,711)	(21,095)		(19,117)
Non-interest income/(loss)	25,659	757	5,991	(1,711)	(25,722)		4,974

Provision for loan losses	(1,893)	-	-	-	-		(1,893)

Reserve for losses	(2,417)	-	-	-	-		(2,417)
Other non-interest expense	(15,430)	(2,796)	(4,335)	(7,649)	-		(30,210)
Non-interest expense (4)	(17,847)	(2,796)	(4,335)	(7,649)	-		(32,627)

Core earnings before income taxes	39,365	8,014	13,521	1,753	3,844	(5)	66,497
Income tax (expense)/benefit	(13,778)	(2,805)	(4,733)	8,864	(1,345)		(13,797)
Core earnings before preferred stock dividends, attribution of income to non-controlling interest, and loss on retirement of preferred stock	25,587	5,209	8,788	10,617	2,499	(5)	52,700
Preferred stock dividends	-	-	-	(4,129)	-		(4,129)
Non-controlling interest	-	-	-	(20,707)	-		(20,707)
Loss on retirement of preferred stock	-	-	-	-	(5,784)		(5,784)
Segment core earnings	$25,587	$5,209	$8,788	$(14,219)	$(3,285	)(5)	$22,080

Total assets at carrying value	$2,800,367	$1,378,265	$2,727,332	$2,573,950	$-		$9,479,914
Total on- and off-balance sheet program assets at principal balance	8,188,628	1,385,398	2,642,683	-	-		12,216,709

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

(3)
Includes reconciling adjustments for the reclassification of yield maintenance, discount amortization on certain prepaid loans and the expense related to interest rate swaps and fair value adjustments on loans held for sale and financial derivatives and trading assets.

(4)	Includes directly attributable costs and an allocation of indirectly attributable costs based on headcount.
(5)
Net  adjustments to reconcile core earnings before income taxes; core earnings before preferred stock dividends, attribution of income to non-controlling  interest, and loss on retirement of preferred stock; and segment core earnings to corresponding GAAP measures: income before income taxes, net income, and net income available to common stockholders, respectively.

Core Earnings by Business Segment
For the Year Ended December 31, 2009
					Reconciling		GAAP
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Adjustments		Amounts
	(in thousands)
Interest income (1)	$44,251	$47,523	$55,538	$28,727	$454		$176,493
Interest expense (2)	(20,036)	(40,909)	(49,677)	(15,639)	35,676		(90,585)
Net effective spread	24,215	6,614	5,861	13,088	36,130		85,908

Guarantee and commitment fees	23,062	2,778	5,965	-	-		31,805
Other income/(expense) (3)	3,475	-	-	(2,165)	65,639		66,949
Non-interest income/(loss)	26,537	2,778	5,965	(2,165)	65,639		98,754

Provision for loan losses	(2,853)	-	-	-	-		(2,853)

Reserve for losses	(2,389)	-	-	-	-		(2,389)
Other non-interest expense	(12,557)	(3,560)	(4,068)	(7,118)	-		(27,303)
Non-interest expense (4)	(14,946)	(3,560)	(4,068)	(7,118)	-		(29,692)

Core earnings before income taxes	32,953	5,832	7,758	3,805	101,769	(5)	152,117
Income tax expense	(11,533)	(2,041)	(2,715)	(609)	(35,619)		(52,517)
Core earnings before preferred stock dividends	21,420	3,791	5,043	3,196	66,150	(5)	99,600
Preferred stock dividends	-	-	-	(17,302)	-		(17,302)
Segment core earnings	$21,420	$3,791	$5,043	$(14,106)	$66,150	(5)	$82,298

Total assets at carrying value	$850,134	$1,211,198	$2,201,688	$1,875,793	$-		$6,138,813
Total on- and off-balance sheet program assets at principal balance	7,391,213	1,199,798	2,130,832	-	-		10,721,843

(1)	Includes reconciling adjustments for yield maintenance income to reflect core earnings amounts.
(2)
Based on effective funding cost determined for each operating segment, including the expense related to interest rate swaps, which is included in (Losses)/gains on financial derivatives on the GAAP financial statements.

(3)	Includes reconciling adjustments for the reclassification of yield maintenance and the expense related to interest rate swaps and fair value adjustments on financial derivatives and trading assets.
(4)	Includes directly attributable costs and an allocation of indirectly attributable costs based on headcount.
(5)
Net  adjustments to reconcile core earnings before income taxes; core earnings before preferred stock dividends and segment core earnings to corresponding GAAP measures: income before income taxes, net income, and net income available to common stockholders, respectively.

Core Earnings by Business Segment
For the Year Ended December 31, 2008

					Reconciling		GAAP
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Adjustments		Amounts
	(in thousands)
Interest income (1)	$67,128	$48,211	$48,865	$87,935	$3,556		$255,695
Interest expense (2)	(41,879)	(44,395)	(44,556)	(63,125)	26,975		(166,980)
Net effective spread	25,249	3,816	4,309	24,810	30,531		88,715

Guarantee and commitment fees	24,825	2,407	1,149	-	-		28,381
Other income/(expense) (3)	6,458	20	-	(107,479)	(142,179)		(243,180)
Non-interest income/(loss)	31,283	2,427	1,149	(107,479)	(142,179)		(214,799)

Provision for loan losses	(14,531)	-	-	-	-		(14,531)

Reserve for losses	(3,309)	-	-	-	-		(3,309)
Other non-interest expense	(13,352)	(4,073)	(3,733)	(8,145)	-		(29,303)
Non-interest expense (4)	(16,661)	(4,073)	(3,733)	(8,145)	-		(32,612)

Core earnings before income taxes	25,340	2,170	1,725	(90,814)	(111,648	)(5)	(173,227)
Income tax (expense)/benefit	(8,869)	(760)	(604)	(5,981)	39,078		22,864
Core earnings before preferred stock dividends	16,471	1,410	1,121	(96,795)	(72,570	)(5)	(150,363)
Preferred stock dividends	-	-	-	(3,717)	-		(3,717)
Segment core earnings	$16,471	$1,410	$1,121	$(100,512)	$(72,570	)(5)	$(154,080)

Total assets at carrying value	$1,210,244	$1,041,678	$1,095,657	$1,759,728	$-		$5,107,307
Total on- and off-balance sheet program assets at principal balance	7,984,561	1,043,425	1,054,941	-	-		10,082,927

(1)	Includes reconciling adjustments for yield maintenance income to reflect core earnings amounts.
(2)
Based on effective funding cost determined for each operating segment, including the expense related to interest rate swaps, which is included in (Losses)/gains on financial derivatives on the GAAP financial statements.

(3)	Includes reconciling adjustments for the reclassification of yield maintenance and the expense related to interest rate swaps and fair value adjustments on financial derivatives and trading assets.
(4)	Includes directly attributable costs and an allocation of indirectly attributable costs based on headcount.
(5)
Net adjustments to reconcile core earnings before income taxes; core earnings before preferred stock dividends and segment core earnings to corresponding GAAP measures: income before income taxes, net income, and net income available to common stockholders, respectively.

15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2010 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(in thousands, except per share amounts)
Interest income:
Interest income	$62,077	$58,575	$57,327	$60,732
Interest expense	36,308	33,526	35,719	37,115
Net interest income	25,769	25,049	21,608	23,617
(Provision)/recovery for loan losses	(501)	(412)	1,870	(2,850)
Net interest income after (provision)/recovery for loan losses	25,268	24,637	23,478	20,767

Non-interest income:
Guarantee and commitment fees	6,485	5,977	5,710	5,919
Gains/(losses) on financial derivatives	11,349	(6,864)	(15,840)	(5,804)
(Losses)/gains on trading assets	(1,433)	(1,722)	5,058	3,367
Gains on sale of available-for-sale investment securities	2	24	-	240
Gain on Sale of REO	10	-	-	-
Lower of cost or fair value adjustment on loans held for sale	(5,658)	(906)	90	(2,274)
Other income	64	140	211	829
Non-interest income/(loss)	10,819	(3,351)	(4,771)	2,277

Non-interest expense	9,509	8,138	9,861	5,119

Income before income taxes	26,578	13,148	8,846	17,925
Income tax expense	7,820	885	756	4,336
Net income	18,758	12,263	8,090	13,589
Less: Net income attributable to non-controlling interest - preferred stock dividends	(5,547)	(5,546)	(5,546)	(4,068)
Net income attributable to Farmer Mac	13,211	6,717	2,544	9,521
Preferred stock dividends	(719)	(720)	(720)	(1,970)
Loss on retirement of preferred stock	-	-	-	(5,784)
Net income available to common stockholders	$12,492	$5,997	$1,824	$1,767

Earnings per common share:
Basic earnings per common share	$1.21	$0.58	$0.18	$0.17
Diluted earnings per common share	$1.16	$0.56	$0.17	$0.17
Common stock dividends per common share	$0.05	$0.05	$0.05	$0.05

	2009 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(in thousands, except per share amounts)
Interest income:
Interest income	$44,762	$42,828	$41,750	$47,153
Interest expense	21,992	23,031	21,849	23,713
Net interest income	22,770	19,797	19,901	23,440
(Provision)/recovery for loan losses	(1,914)	(3,098)	5,693	(3,534)
Net interest income after (provision)/recovery for loan losses	20,856	16,699	25,594	19,906

Non-interest income:
Guarantee and commitment fees	8,319	8,168	7,908	7,410
Gains/(losses) on financial derivatives	5,791	(7,733)	21,528	1,711
(Losses)/gains on trading assets	(13,434)	25,047	35	31,625
Other-than-temporary impairment losses	-	(1,621)	(2,292)	(81)
Gains/(losses) on sale of available-for-sale investment securities	440	63	(300)	3,150
Gains on sale of loans and Farmer Mac
Guaranteed Securities	-	-	-	1,581
Lower of cost or fair value adjustment on loans held for sale	176	(315)	-	-
Other income	54	1,189	101	234
Non-interest income	1,346	24,798	26,980	45,630

Non-interest expense	7,043	6,132	6,525	9,992

Income before income taxes	15,159	35,365	46,049	55,544
Income tax expense	4,796	13,097	16,534	18,090
Net income	10,363	22,268	29,515	37,454
Preferred stock dividends	(4,868)	(4,368)	(4,130)	(3,936)
Net income available to common stockholders	$5,495	$17,900	$25,385	$33,518

Earnings per common share:
Basic earnings per common share	$0.54	$1.77	$2.50	$3.31
Diluted earnings per common share	$0.53	$1.74	$2.49	$3.31
Common stock dividends per common share	$0.05	$0.05	$0.05	$0.05

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)  Management’s Evaluation of Disclosure Controls and Procedures.  Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation’s periodic filings under the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized and reported on a timely basis.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation’s management on a timely basis to allow decisions regarding required disclosure.  Management, including Farmer Mac’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2010.  Based on management’s assessment, the Chief Executive Officer and the Chief Financial Officer have concluded that Farmer Mac’s disclosure controls and procedures were effective as of December 31, 2010.

See Item 8 above for management’s report on internal control over financial reporting and the accompanying reports of independent registered public accounting firms.

(b)  Changes in Internal Control Over Financial Reporting.  There were no changes in Farmer Mac’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, Farmer Mac’s internal control over financial reporting.

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

Additional information required by this item is incorporated by reference to the Corporation’s definitive proxy statement to be filed on or about April 28, 2011.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Corporation’s definitive proxy statement to be filed on or about April 28, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Corporation’s definitive proxy statement to be filed on or about April 28, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Corporation’s definitive proxy statement to be filed on or about April 28, 2011.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Corporation’s definitive proxy statement to be filed on or about April 28, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)              (1)           Financial Statements.

Refer to Item 8 above.

(2)           Financial Statement Schedules.

All schedules are omitted since they are not applicable, not required or the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

(3)           Exhibits.

*	3.1	-	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Food, Conservation and Energy Act of 2008 (Form 10-Q filed August 12, 2008).

**	3.2	-	Amended and Restated By-Laws of the Registrant.

*	4.1	-	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.2	-	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.3	-	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.4	-	Amended and Restated Certificate of Designation of Terms and Conditions of Non-Voting Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.7 to Form 10-Q filed November 9, 2009).

†*	10.1	-	Amended and Restated 1997 Incentive Plan (Form 10-Q filed November 14, 2003).

†*	10.1.1	-	Form of stock option award agreement under 1997 Incentive Plan (Form 10-K filed March 16, 2005).

†*	10.1.2	-	2008 Omnibus Incentive Plan (Form 10-Q filed August 12, 2008).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.1.3	-	Form of SAR Agreement under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10 to Form 8-K filed June 11, 2008).

†*	10.1.4	-	Form of Restricted Stock Agreement (Officers) under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.1 to Form 8-K filed June 10, 2009).

†*	10.1.5	-	Form of Restricted Stock Agreement (Directors) under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.2 to Form 8-K filed June 10, 2009).

†*	10.2	-	Employment Agreement dated as of March 1, 2009 between Michael A. Gerber and the Registrant (Form 10-Q filed May 12, 2009).

†*	10.3	-	Compiled Amended and Restated Employment Contract dated as of June 5, 2008 between Tom D. Stenson and the Registrant (Form 10-Q filed August 12, 2008).

†*	10.4	-	Compiled Amended and Restated Employment Contract dated June 5, 2008 between Timothy L. Buzby and the Registrant (Form 10-Q filed August 12, 2008).

†*	10.4.1	-	Amendment No. 6 to Employment Contract between Timothy L. Buzby and the Registrant, dated as of April 2, 2009 (Form 10-Q filed August 10, 2009).

	10.5	-	Exhibit number reserved for future use.

†**	10.6	-	Description of compensation agreement between the Registrant and its directors.

*	10.7	-	Farmer Mac I Seller/Servicer Agreement dated as of August 7, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.8	-	Medium-Term Notes U.S. Selling Agency Agreement dated as of October 1, 1998 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.9	-	Discount Note Dealer Agreement dated as of September 18, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*#	10.10	-	ISDA Master Agreement and Credit Support Annex dated as of June 26, 1997 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.11	-
Amended and Restated Master Central Servicing Agreement dated as of May 1, 2004 between Zions First National Bank and the Registrant (Previously filed as Exhibit 10.11.2 to Form 10-Q filed August 9, 2004).

*#	10.11.1	-	Amendment No. 1 to Amended and Restated Master Central Servicing Agreement between Zions First National Bank and the Registrant, dated as of June 1, 2009 (Form 10-Q filed August 10, 2009).

*#	10.11.2	-	Amendment No. 2 to Amended and Restated Master Central Servicing Agreement between Zions First National Bank and the Registrant, dated as of August 25, 2010 (Form 10-Q filed August 10, 2010).

*#	10.12	-	Loan Closing File Review Agreement dated as of August 2, 2005 between Zions First National Bank and the Registrant (Form 10-Q filed November 9, 2005).

*#	10.13	-	Long Term Standby Commitment to Purchase dated as of August 1, 1998 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.13.1	-
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

*	10.14	-	Lease Agreement, dated June 28, 2001 between EOP – Two Lafayette, L.L.C. and the Registrant (Previously filed as Exhibit 10.10 to Form 10-K filed March 27, 2002).

*#	10.15	-	Long Term Standby Commitment to Purchase dated as of August 1, 2007 between Farm Credit Bank of Texas and the Registrant (Previously filed as Exhibit 10.20 to Form 10-Q filed November 8, 2007).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*#	10.16	-	Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-Q filed November 9, 2004).

*#	10.16.1	-	Amendment No. 1 dated as of December 8, 2006 to Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-K filed March 15, 2007).

*#	10.17	-	Central Servicer Delinquent Loan Servicing Transfer Agreement dated as of July 1, 2004 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.18	-	Form of Indemnification Agreement for Directors (Previously filed as Exhibit 10.1 to Form 8-K filed April 9, 2008).

	10.19	-	Exhibit number reserved for future use.

†*	10.20	-	Agreement and General Release dated as of January 30, 2009 between Henry D. Edelman and the Registrant (Form 10-Q filed May 12, 2009).

†*	10.21	-	Agreement and General Release dated as of February 6, 2009 between Nancy E. Corsiglia and the Registrant (Form 10-Q filed May 12, 2009).

*	10.22
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

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*#	10.38		Credit Support Agreement dated as of September 1, 2009 between National Rural Utilities Cooperative Finance Corporation and the Registrant (Form 10-Q filed August 9, 2010).

*	10.39		Indenture dated as of September 1, 2009 between National Rural Utilities Cooperative Finance Corporation, U.S. Bank National Association and the Registrant (Form 10-Q filed August 9, 2010).

**	10.40		Note Purchase Agreement dated as of January 11, 2011 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant.

**	10.41
Pledge Agreement dated as of January 11, 2011 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, U.S. Bank Trust National Association, and the Registrant.

**	10.42		Setoff Rights Letter Agreement dated as of January 11, 2011 between National Rural Utilities Cooperative Finance Corporation, Farmer Mac Mortgage Securities Corporation, and the Registrant.

**#	10.43	-	Sublease Agreement dated as of December 6, 2010 between Mayer Brown LLP and the Registrant.

*	21	-	List of the Registrant’s subsidiaries (Form 10-K filed March 16, 2010).

**	31.1	-
Certification of Chief Executive Officer relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	-
Certification of Chief Financial Officer relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	-
Certification of Chief Executive Officer and Chief Financial Officer relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Michael A. Gerber		March 16, 2011
By:	Michael A. Gerber	Date
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lowell L. Junkins	Chairman of the Board and	March 16, 2011
Lowell L. Junkins	Director

/s/ Michael A. Gerber	President and Chief Executive	March 16, 2011
Michael A. Gerber	Officer (Principal Executive Officer)

/s/ Timothy L. Buzby	Senior Vice President – Chief	March 16, 2011
Timothy L. Buzby	Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Name	Title	Date

/s/ Julia Bartling	Director	March 16, 2011
Julia Bartling

/s/ Dennis L. Brack	Director	March 16, 2011
Dennis L. Brack

/s/ Richard H. Davidson	Director	March 16, 2011
Richard H. Davidson

/s/ James R. Engebretsen	Director	March 16, 2011
James R. Engebretsen

/s/ Dennis A. Everson	Director	March 16, 2011
Dennis A. Everson

/s/ Sara L. Faivre-Davis	Director	March 16, 2011
Sara L. Faivre-Davis

/s/ Ernest M. Hodges	Director	March 16, 2011
Ernest M. Hodges

/s/ Brian P. Jackson	Director	March 16, 2011
Brian P. Jackson

/s/ Mitchell A. Johnson	Director	March 16, 2011
Mitchell A. Johnson

/s/ Glen O. Klippenstein	Director	March 16, 2011
Glen O. Klippenstein

/s/ Clark B. Maxwell	Director	March 16, 2011
Clark B. Maxwell

/s/ Brian J. O’Keane	Director	March 16, 2011
Brian J. O’Keane

/s/ John Dan Raines, Jr.	Director	March 16, 2011
John Dan Raines, Jr.

/s/ Myles J. Watts	Director	March 16, 2011
Myles J. Watts