Form 10-Q
period 2011-03-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2011-05-10
CIK 845877

As filed with the Securities and Exchange Commission on May 10, 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes           ☐                                No           ☒

As of May 2, 2011 the registrant had 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 8,812,500 shares of Class C Non-Voting Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

The following information concerning Farmer Mac’s interim unaudited condensed consolidated financial statements is included in this report beginning on the pages listed below:

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2011	2010
	(in thousands)
Assets:
Cash and cash equivalents	$779,443	$729,920

Investment securities:
Available-for-sale, at fair value	1,976,522	1,677,233
Trading, at fair value	88,046	86,096
Total investment securities	2,064,568	1,763,329

Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value	2,909,914	2,907,264

USDA Guaranteed Securities:
Available-for-sale, at fair value	1,063,540	1,005,679
Trading, at fair value	274,561	311,765
Total USDA Guaranteed Securities	1,338,101	1,317,444
Loans:
Loans held for sale, at lower of cost or fair value	408,355	1,212,065
Loans held for investment, at amortized cost	1,093,559	90,674
Loans held for investment in consolidated trusts, at amortized cost	1,214,249	1,265,663
Allowance for loan losses	(11,084)	(9,803)
Total loans, net of allowance	2,705,079	2,558,599

Real estate owned, at lower of cost or fair value	2,881	1,992
Financial derivatives, at fair value	39,449	41,492
Interest receivable	65,576	90,295
Guarantee and commitment fees receivable	31,916	34,752
Deferred tax asset, net	12,735	14,530
Prepaid expenses and other assets	5,950	20,297
Total Assets	$9,955,612	$9,479,914

Liabilities and Equity:
Liabilities:
Notes payable:
Due within one year	$4,626,382	$4,509,419
Due after one year	3,806,727	3,430,656
Total notes payable	8,433,109	7,940,075
Debt securities of consolidated trusts held by third parties	781,971	827,411
Financial derivatives, at fair value	97,820	113,687
Accrued interest payable	42,855	57,131
Guarantee and commitment obligation	28,668	30,308
Accounts payable and accrued expenses	74,368	22,113
Reserve for losses	8,378	10,312
Total Liabilities	9,467,169	9,001,037

Commitments and Contingencies (Note 5)

Equity:
Preferred stock:
Series C, par value $1,000 per share, 100,000 shares authorized, 57,578 shares issued and outstanding	57,578	57,578
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 8,770,092 shares outstanding as of March 31, 2011 and 8,752,711 shares outstanding as of December 31, 2010	8,770	8,753
Additional paid-in capital	100,450	100,050
Accumulated other comprehensive income	9,616	18,275
Retained earnings	68,645	50,837
Total Stockholders' Equity	246,590	237,024
Non-controlling interest - preferred stock	241,853	241,853
Total Equity	488,443	478,877
Total Liabilities and Equity	$9,955,612	$9,479,914

See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$7,187	$6,483
Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	27,775	20,831
Loans	29,110	33,418
Total interest income	64,072	60,732
Total interest expense	37,053	37,115
Net interest income	27,019	23,617
Provision for loan losses	(1,281)	(2,850)
Net interest income after provision for loan losses	25,738	20,767

Non-interest income:
Guarantee and commitment fees	6,387	5,919
Gains/(losses) on financial derivatives	4,005	(5,804)
Gains on trading assets	1,311	3,367
Gains on sale of available-for-sale investment securities	157	240
Gains on sale of real estate owned	97	-
Lower of cost or fair value adjustment on loans held for sale	(808)	(2,274)
Other income	3,898	829
Non-interest income	15,047	2,277

Non-interest expense:
Compensation and employee benefits	4,497	3,511
General and administrative	2,256	2,503
Regulatory fees	591	563
Real estate owned operating costs, net	368	10
Release of reserve for losses	(1,934)	(1,468)
Other expense	900	-
Non-interest expense	6,678	5,119
Income before income taxes	34,107	17,925
Income tax expense	9,517	4,336
Net income	24,590	13,589
Less: Net income attributable to non-controlling interest - preferred stock dividends	(5,547)	(4,068)
Net income attributable to Farmer Mac	19,043	9,521
Preferred stock dividends	(720)	(1,970)
Loss on retirement of preferred stock	-	(5,784)
Net income available to common stockholders	$18,323	$1,767

Earnings per common share and dividends:
Basic earnings per common share	$1.78	$0.17
Diluted earnings per common share	$1.72	$0.17
Common stock dividends per common share	$0.05	$0.05

See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	For the Three Months Ended
	March 31, 2011		March 31, 2010
	Shares	Amount	Shares	Amount
	(in thousands)
Preferred stock:
Balance, beginning of period	58	$57,578	58	$57,578
Issuance of Series C preferred stock	-	-	-	-
Balance, end of period	58	$57,578	58	$57,578
Common stock:
Balance, beginning of period	10,284	$10,284	10,142	$10,142
Issuance of Class C common stock	15	15	2	2
Exercise of stock options and SARs	2	2	-	-
Balance, end of period	10,301	$10,301	10,144	$10,144
Additional paid-in capital:
Balance, beginning of period		$100,050		$97,090
Stock-based compensation expense		715		760
Issuance of Class C common stock		7		11
Exercise, vesting and cancellation of stock options,
SARs and restricted stock		(322)		-
Balance, end of period		$100,450		$97,861
Retained earnings:
Balance, beginning of period		$50,837		$28,127
Net income attributable to Farmer Mac		19,043		9,521
Cash dividends:
Preferred stock, Series B ($8.33 per share)		-		(1,250)
Preferred stock, Series C ($12.50 per share)		(720)		(720)
Common stock ($0.05 per share)		(515)		(507)
Loss on retirement of preferred stock		-		(5,784)
Cumulative effect of adoption of new accounting standard, net of tax		-		2,679
Balance, end of period		$68,645		$32,066
Accumulated other comprehensive income:
Balance, beginning of period		$18,275		$3,254
Change in unrealized (loss)/gain on available-for-sale securities, net of tax and reclassification adjustments		(8,659)		4,310
Change in unrealized gain on financial derivatives, net of tax and reclassification adjustments		-		23
Balance, end of period		$9,616		$7,587
Total Stockholders' Equity		$246,590		$205,236
Non-controlling interest:
Balance, beginning of period		$241,853		$-
Preferred stock - Farmer Mac II LLC		-		241,853
Balance, end of period		$241,853		$241,853
Total Equity		$488,443		$447,089

Comprehensive income:
Net income		$24,590		$13,589
Change in accumulated other comprehensive income, net of tax		(8,659)		4,333
Comprehensive income		15,931		17,922
Less: Comprehensive income attributable to non-controlling interest		5,547		4,068
Total comprehensive income		$10,384		$13,854

See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31, 2011	March 31, 2010
		(restated)
	(in thousands)
Cash flows from operating activities:
Net income	$24,590	$13,589
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Net amortization of premiums and discounts on loans, investments, and
Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	4,294	1,632
Amortization of debt premiums, discounts and issuance costs	2,790	1,362
Net change in fair value of trading securities, financial derivatives and loans held for sale	(15,135)	(6,262)
Amortization of deferred gains on certain Farmer Mac Guaranteed
Securities and USDA Guaranteed Securities	(3,081)	-
Gains on the sale of available-for-sale investment securities	(157)	(240)
Gains on the sale of real estate owned	(97)	-
Total (release)/provision for losses	(653)	1,382
Deferred income taxes	5,786	289
Stock-based compensation expense	715	760
Proceeds from repayment and sale of trading investment securities	382	236
Purchases of loans held for sale	(80,517)	(127,740)
Proceeds from repayment of loans held for sale	35,892	10,195
Net change in:
Interest receivable	24,719	2,384
Guarantee and commitment fees receivable	2,836	20,821
Other assets	15,342	15,956
Accrued interest payable	(14,276)	7,968
Other liabilities	(349)	(19,931)
Net cash provided by/(used in) operating activities	3,081	(77,599)
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(658,512)	(284,149)
Purchases of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	(617,370)	(93,197)
Purchases of loans held for investment	(215,867)	(9,226)
Purchases of defaulted loans	(16,925)	(2,490)
Proceeds from repayment of available-for-sale investment securities	336,681	57,766
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	572,505	56,912
Proceeds from repayment of loans held for investment	127,693	107,232
Proceeds from sale of available-for-sale investment securities	78,573	69,175
Proceeds from sale of trading securities - fair value option	-	5,013
Proceeds from sale of Farmer Mac Guaranteed Securities	7,363	7,487
Proceeds from sale of real estate owned	305	-
Net cash used in investing activities	(385,554)	(85,477)
Cash flows from financing activities:
Proceeds from issuance of discount notes	17,036,947	14,970,627
Proceeds from issuance of medium-term notes	616,503	339,653
Payments to redeem discount notes	(17,021,207)	(15,099,610)
Payments to redeem medium-term notes	(142,000)	(296,590)
Excess tax benefits related to stock-based awards	394	-
Payments to third parties on debt securities of consolidated trusts	(51,839)	(72,971)
Proceeds from common stock issuance	(20)	13
Issuance costs on retirement of preferred stock	-	(5,784)
Proceeds from preferred stock issuance - Farmer Mac II LLC	-	241,853
Retirement of Series B preferred stock	-	(144,216)
Dividends paid - non-controlling interest - preferred stock	(5,547)	(4,005)
Dividends paid on common and preferred stock	(1,235)	(2,477)
Net cash provided by/(used in) financing activities	431,996	(73,507)
Net increase/(decrease) in cash and cash equivalents	49,523	(236,583)
Cash and cash equivalents at beginning of period	729,920	654,794
Cash and cash equivalents at end of period	$779,443	$418,211

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.	Accounting Policies

The interim unaudited condensed consolidated financial statements of the Federal Agricultural Mortgage Corporation (“Farmer Mac” or the “Corporation”) and subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  These interim unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Farmer Mac and subsidiaries for the interim periods presented.  Certain information and footnote disclosures normally included in the annual consolidated financial statements have been condensed or omitted as permitted by SEC rules and regulations.  On May 10, 2011, Farmer Mac filed with the SEC a report on Form 8-K advising that its 2010 and 2009 consolidated financial statements and its condensed consolidated financial statements for the nine months ended September 30, 2010 and 2009 and for the six months ended June 30, 2010 and 2009 should no longer be relied upon because of incorrect classifications of proceeds from the repayments of certain loans between operating and investing activities on the consolidated statements of cash flows.  These misclassifications have no impact on Farmer Mac’s previously issued condensed consolidated interim or annual consolidated balance sheets, statements of operations or statements of changes in equity and do not affect core earnings, core capital, minimum capital surplus, or total cash flow.  See Note 1(a) for further information.  The December 31, 2010 condensed consolidated balance sheet presented in this report has been derived from the Corporation’s 2010 consolidated financial statements.  Management believes that the disclosures are adequate to present fairly the condensed consolidated financial statements as of the dates and for the periods presented.  These interim unaudited condensed consolidated financial statements should be read in conjunction with the 2010 consolidated financial statements of Farmer Mac and subsidiaries included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 16, 2011.  Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year.  Below is a summary of Farmer Mac’s significant accounting policies.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Farmer Mac and its two subsidiaries: (1) Farmer Mac Mortgage Securities Corporation (“FMMSC”), whose principal activities are to facilitate the purchase and issuance of Farmer Mac Guaranteed Securities and to act as a registrant under registration statements filed with the Securities and Exchange Commission, and (2) Farmer Mac II LLC, whose principal activity is the operation of substantially all of the business related to the Farmer Mac II program – primarily the acquisition of USDA-guaranteed portions.  Farmer Mac II LLC was formed as a Delaware limited liability company on December 10, 2009.  The business operations of Farmer Mac II LLC began in January 2010.  The condensed consolidated financial statements also include the accounts of variable interest entities (“VIEs”) in which Farmer Mac determined itself to be the primary beneficiary.  See Note 2(g) for more information on consolidated VIEs.

A Farmer Mac guarantee of timely payment of principal and interest is an explicit element of the terms of all Farmer Mac Guaranteed Securities.  When Farmer Mac retains such securities in its portfolio, that guarantee is not extinguished.  For Farmer Mac Guaranteed Securities in the Corporation’s portfolio, Farmer Mac has entered into guarantee arrangements with FMMSC.  The guarantee fee rate established between Farmer Mac and FMMSC is an element in determining the fair value of these Farmer Mac Guaranteed Securities, and guarantee fees related to these securities are reflected in guarantee and commitment fees in the condensed consolidated statements of operations.  These guarantee fees totaled $2.0 million in the first quarter 2011, compared to $1.7 million in first quarter 2010.  The corresponding expense of FMMSC has been eliminated against interest income in consolidation.  All other inter-company balances and transactions have been eliminated in consolidation.

(a) Cash and Cash Equivalents and Statements of Cash Flows

Farmer Mac considers highly liquid investment securities with maturities at the time of purchase of three months or less to be cash equivalents.  The carrying value of cash and cash equivalents is a reasonable estimate of their fair value.  Changes in the balance of cash and cash equivalents are reported in the condensed consolidated statements of cash flows.  The following table sets forth information regarding certain cash and non-cash transactions for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands)
Cash paid during the period for:
Interest	$26,763	$18,799
Income taxes	1,000	1,500
Non-cash activity:
Real estate owned acquired through loan liquidation	1,460	2,393
Loans acquired and securitized as loans held for investment in consolidated trusts	6,399	763
Purchases of investment securities traded, not yet settled	50,345	-
Consolidation of Farmer Mac I Guaranteed Securities from off-balance sheet to loans held for investment in consolidated trusts	6,399	1,400,371
Consolidation of Farmer Mac I Guaranteed Securities from off-balance sheet to debt securities of consolidated trusts held by third parties	6,399	1,400,371
Transfers of available-for-sale Farmer Mac I Guaranteed Securities to loans held for investment in consolidated trusts, upon the adoption of new consolidation guidance	-	5,385
Transfers of trading Farmer Mac Guaranteed Securities - Rural Utilities to loans held for investment in consolidated trusts, upon the adoption of new consolidation guidance	-	451,448
Transfers of loans held for sale to loans held for investment	878,798	-

Effective January 1, 2011, Farmer Mac transferred $878.8 million of loans in the Farmer Mac I program from held for sale to held for investment because Farmer Mac no longer has the intent to securitize or sell these loans in the foreseeable future.  Farmer Mac transferred these loans at their cost, which was lower than the estimated fair value at the time of transfer.

At the time of purchase, loans are classified as either held for sale or held for investment depending upon management’s intent and ability to hold the loans for the foreseeable future.  On two occasions, once in first quarter 2009 and again in first quarter 2011, consistent with a change in management’s intent, Farmer Mac reclassified loans from one classification to the other on the balance sheet.  Historically, cash receipts from the repayment of loans were classified within the statements of cash flows consistent with the then current balance sheet classification as opposed to the original balance sheet classification assigned based on management's intent upon purchase of the loan, as prescribed by accounting guidance related to the statement of cash flows.  As a result of these incorrect classifications, Farmer Mac will restate its previously issued interim condensed consolidated statements of cash flows for the six and nine month periods ended June 30, and September 30, 2009 and 2010, respectively, and its consolidated statements of cash flows for the years ended December 31, 2009 and 2010 by amending its Annual Report on Form 10-K for the year ended December 31, 2010, which will include the interim periods, subsequent to this filing but as soon as practicable.  These corrections have no impact on Farmer Mac’s previously issued condensed consolidated interim or annual consolidated balance sheets, statements of operations or statements of changes in equity and do not affect core earnings, core capital, minimum capital surplus, or total cash flow.  For each of the six, nine and twelve month periods ended June 30, September 30, and December 31, 2009, respectively, the impact of the restatement will increase net cash provided by operating activities by $65.0 million, $46.7 million and $42.2 million, respectively, with offsetting increases in net cash used in investing activities.  For each of the six, nine, and twelve month periods ended June 30, September 30, and December 31, 2010, respectively, the impact of the restatement will increase net cash used in operating activities by $31.6 million, $50.5 million, and $54.6 million, respectively, with offsetting decreases in cash used in investing activities.  The condensed consolidated statement of cash flows for the three months ended March 31, 2010 has been restated in this Form 10-Q to reflect increased net cash used in operating activities of $22.8 million offset by decreased net cash used in investing activities.

(b) Allowance for Losses

Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held (“allowance for loan losses”) and loans underlying Long Term Standby Purchase Commitments (“LTSPCs”) and Farmer Mac Guaranteed Securities (“reserve for losses”) based on available information.  Farmer Mac’s methodology for determining the allowance for losses separately considers its portfolio segments - Farmer Mac I, Farmer Mac II, and Rural Utilities, and disaggregates its analysis, where relevant, into classes of financing receivables, which currently include loans and AgVantage securities.  Further disaggregation to commodity type is performed, where appropriate, in analyzing the need for an allowance for losses.

The allowance for losses is increased through periodic provisions for loan losses that are charged against net interest income and provisions for losses that are charged to non-interest expense and are reduced by charge-offs for actual losses, net of recoveries.  Negative provisions, or releases of allowance for losses, are recorded in the event that the estimate of probable losses as of the end of a period is lower than the estimate at the beginning of the period.

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

Management believes that its use of this methodology produces a reasonable estimate of probable losses, as of the balance sheet date, for all loans held in the Farmer Mac I portfolio and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs.  There were no purchases or sales during first quarter 2011 that materially affected the credit profile of the Farmer Mac I portfolio.

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

Farmer Mac II

No allowance for losses has been provided for USDA Guaranteed Securities or Farmer Mac II Guaranteed Securities.  The portions of loans (the “USDA-guaranteed portions”) guaranteed by the U.S. Department of Agriculture (“USDA”) presented as “USDA Guaranteed Securities” on the condensed consolidated balance sheets, as well as those that collateralize Famer Mac II Guaranteed Securities, are guaranteed by the USDA.  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  Farmer Mac excludes these guaranteed portions from the credit risk metrics it discloses because of the USDA guarantee.

Rural Utilities

Farmer Mac separately evaluates the rural utilities loans it owns, as well as the lender obligations and loans underlying or securing its Farmer Mac Guaranteed Securities – Rural Utilities, including AgVantage securities, to determine if there are probable losses inherent in those assets.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible loans in an amount at least equal to the outstanding principal amount of the security.  No allowance for losses has been provided for this portfolio segment based on the credit quality of the collateral supporting rural utilities assets and Farmer Mac’s counterparty risk analysis.  As of March 31, 2011, there were no delinquencies and no probable losses inherent in Farmer Mac’s rural utilities loans held or in any Farmer Mac Guaranteed Securities – Rural Utilities.

Specific Allowance for Impaired Loans

Farmer Mac also analyzes assets in its portfolio for impairment in accordance with the Financial Accounting Standards Board (“FASB”) standard on measuring individual impairment of a loan.  Farmer Mac’s impaired assets include:

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

For loans with an updated appraised value, other updated collateral valuation or management’s estimate of discounted collateral value, this analysis includes the measurement of the fair value of the underlying collateral for individual loans relative to the total recorded investment, including principal, interest and advances and net of any charge-offs.  In the event that the collateral value does not support the total recorded investment, Farmer Mac provides an allowance for the loan for the difference between the recorded investment and its fair value, less estimated costs to liquidate the collateral.  For the remaining impaired assets without updated valuations, this analysis is performed in the aggregate in consideration of the similar risk characteristics of the assets and historical statistics.

As of March 31, 2011 and 2010, Farmer Mac’s specific allowances for losses were $7.5 million and $2.4 million, respectively.

Allowance for Losses

The following is a summary of the changes in the allowance for losses for three months ended March 31, 2011 and 2010:

	For the Three Months Ended
	March 31, 2011			March 31, 2010
	Allowance		Total	Allowance		Total
	for Loan	Reserve	Allowance	for Loan	Reserve	Allowance
	Losses	for Losses	for Losses	Losses	for Losses	for Losses
	(in thousands)

Beginning Balance	$9,803	$10,312	$20,115	$6,292	$7,895	$14,187
Provision/(recovery) for losses	1,281	(1,934)	(653)	2,850	(1,468)	1,382
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Ending Balance	$11,084	$8,378	$19,462	$9,142	$6,427	$15,569

During first quarter 2011, Farmer Mac recorded provisions to its allowance for loan losses of $1.3 million and releases from its reserve for losses of $1.9 million.  In first quarter 2011, Farmer Mac purchased two defaulted loans pursuant to the terms of an LTSPC agreement.  This resulted in the reclassification of $1.8 million of specific allowance, which had been recorded in fourth quarter 2010, from the reserve for losses to the allowance for loan losses.  The provision/(recovery) for losses for first quarter 2011 reflects this reclassification as well as a  decline in estimated probable losses related to Farmer Mac’s exposure to the ethanol industry.

During first quarter 2010, upon the adoption of new accounting guidance on consolidation on January 1, 2010, Farmer Mac reclassified $2.0 million from the reserve for losses to the allowance for loan losses as a result of Farmer Mac being determined the primary beneficiary of certain VIEs with beneficial interests owned by third party investors.  The provision/(recovery) for losses for first quarter 2010 reflects this reclassification as well as provisions to its allowance for loan losses of $0.9 million and provisions to its reserve for losses of $0.5 million.  Prior to the adoption of this guidance, Farmer Mac classified these interests as off-balance sheet Farmer Mac I Guaranteed Securities.

Farmer Mac’s reserve for losses for off-balance sheet Farmer Mac I Guaranteed Securities and LTSPCs as of March 31, 2011 were $0.6 million and $7.8 million, respectively, compared to $0.6 million and $9.7 million, respectively as of December 31, 2010.

The following tables present the ending balances of Farmer Mac I loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities and the related allowance for losses by impairment method and commodity type as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011
					AgStorage and
					Processing
		Permanent		Part-time	(including ethanol
	Crops	Plantings	Livestock	Farm	facilities)	Other	Total
	(in thousands)
Ending Balance
Evaluated collectively for impairment	$1,732,773	$819,134	$1,153,805	$275,628	$226,131	$21,173	$4,228,644
Evaluated individually for impairment	29,260	29,672	12,789	7,170	6,553	240	85,684
	$1,762,033	$848,806	$1,166,594	$282,798	$232,684	$21,413	$4,314,328

Allowance for Losses
Beginning balance	$3,572	$3,537	$2,749	$445	$9,797	$15	$20,115
Provision/(recovery) for losses	350	265	(899)	608	(974)	(3)	(653)
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-
Ending balance	$3,922	$3,802	$1,850	$1,053	$8,823	$12	$19,462

Evaluated collectively for impairment	$1,645	$1,209	$1,320	$760	$6,973	$11	$11,918
Evaluated individually for impairment	2,277	2,593	530	293	1,850	1	7,544
	$3,922	$3,802	$1,850	$1,053	$8,823	$12	$19,462

	As of December 31, 2010
					AgStorage and
					Processing
		Permanent		Part-time	(including ethanol
	Crops	Plantings	Livestock	Farm	facilities)	Other	Total
	(in thousands)
Ending Balance
Evaluated collectively for impairment	$1,699,477	$835,254	$1,130,466	$282,400	$239,933	$22,514	$4,210,044
Evaluated individually for impairment	31,903	30,221	15,992	8,745	6,790	425	94,076
	$1,731,380	$865,475	$1,146,458	$291,145	$246,723	$22,939	$4,304,120

Allowance for Losses
Evaluated collectively for impairment	$1,499	$783	$2,236	$222	$7,947	$13	$12,700
Evaluated individually for impairment	2,073	2,754	513	223	1,850	2	7,415
	$3,572	$3,537	$2,749	$445	$9,797	$15	$20,115

Farmer Mac recognized interest income of approximately $0.8 million and $0.5 million on impaired loans during the three months ended March 31, 2011 and 2010, respectively.  During first quarter 2011 and 2010, Farmer Mac’s average investment in impaired loans was $87.7 million and $92.6 million, respectively.

The following tables present by commodity type the unpaid principal balances, recorded investment and specific allowance for losses related to impaired loans and the recorded investment in loans on nonaccrual status  as of March 31, 2011 and December 31, 2010 and the average recorded investment and interest income recognized on impaired loans as of March 31, 2011.

	As of March 31, 2011
					AgStorage and
					Processing
		Permanent		Part-time	(including ethanol
	Crops	Plantings	Livestock	Farm	facilities)	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$13,850	$10,510	$7,240	$859	$-	$117	$32,576
Unpaid principal balance	15,954	11,017	7,445	945	-	116	35,477

With a specific allowance:
Recorded investment	13,627	17,674	5,471	6,292	6,600	125	49,789
Unpaid principal balance	13,306	18,655	5,344	6,225	6,553	124	50,207
Associated allowance	2,277	2,593	530	293	1,850	1	7,544

Total:
Recorded investment	27,477	28,184	12,711	7,151	6,600	242	82,365
Unpaid principal balance	29,260	29,672	12,789	7,170	6,553	240	85,684
Associated allowance	2,277	2,593	530	293	1,850	1	7,544

Average recorded investment in impaired loans	29,452	28,841	14,318	7,995	6,720	336	87,662
Income recognized on impaired loans	156	27	217	41	382	-	823
Recorded investment of loans on Nonaccrual status:	11,756	24,348	3,490	4,987	-	-	44,581

	As of December 31, 2010
					AgStorage and
					Processing
		Permanent		Part-time	(including ethanol
	Crops	Plantings	Livestock	Farm	facilities)	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$16,015	$10,549	$6,873	$1,050	$-	$-	$34,487
Unpaid principal balance	17,274	10,895	7,087	1,072	-	-	36,328

With a specific allowance:
Recorded investment	15,414	18,949	9,052	7,788	6,839	430	58,472
Unpaid principal balance	14,630	19,326	8,905	7,672	6,790	425	57,748
Associated allowance	2,073	2,754	513	223	1,850	2	7,415

Total:
Recorded investment	31,429	29,498	15,925	8,838	6,839	430	92,959
Unpaid principal balance	31,904	30,221	15,992	8,744	6,790	425	94,076
Associated allowance	2,073	2,754	513	223	1,850	2	7,415

Recorded Investment of Loans on Nonaccrual Status:	$13,828	$8,793	$3,267	$4,380	$8,796	$-	$39,064

In accordance with the terms of all applicable trust agreements, Farmer Mac generally acquires all loans that collateralize Farmer Mac Guaranteed Securities that become and remain either 90 or 120 days or more past due (depending on the provisions of the applicable agreement) on the next subsequent loan payment date.  In accordance with the terms of all LTSPCs, Farmer Mac acquires loans that are either 90 days or 120 days delinquent (depending on the provisions of the applicable agreement) upon the request of the counterparty.

Farmer Mac records all such defaulted loans at their unpaid principal balance during the period in which Farmer Mac becomes entitled to purchase the loans and therefore regains effective control over the transferred loans.

During first quarter 2011, Farmer Mac purchased 8 defaulted loans having an unpaid principal balance of $16.9 million from pools underlying Farmer Mac I Guaranteed Securities and LTSPCs.  During first quarter 2010, Farmer Mac purchased 5 defaulted loans having a principal balance of $2.5 million from pools underlying Farmer Mac I Guaranteed Securities and LTSPCs.  The following table presents Farmer Mac’s purchases of defaulted loans underlying Farmer Mac I Guaranteed Securities and LTSPCs.

	For the Three Months Ended
	March 31,	March 31,
	2011	2010
	(in thousands)
Defaulted loans purchased underlying off-balance sheet Farmer Mac I
Guaranteed Securities	1,369	2,323
Defaulted loans purchased underlying LTSPCs	15,556	167
Total loan purchases	$16,925	$2,490

Credit Quality Indicators

The following tables present credit quality indicators related to Farmer Mac I loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) as of March 31, 2011 and December 31, 2010.  Farmer Mac uses 90-day delinquency information to evaluate its credit risk exposure on these assets because historically it has been the best measure of borrower credit quality deterioration.  Most of the Farmer Mac I loans held and underlying LTSPCs and Farmer Mac I Guaranteed Securities have annual (January 1) or semi-annual (January 1 and July 1) payment dates and are supported by less frequent and less predictable revenue sources, such as the cash flows generated from the maturation of crops, sales of livestock and government farm support programs.  Taking into account the reduced frequency of payment due dates and revenue sources, Farmer Mac considers the 90-day delinquency point to be the most significant observation point when evaluating its credit risk exposure.

	As of March 31, 2011
					AgStorage and
					Processing
		Permanent		Part-time	(including ethanol
	Crops	Plantings	Livestock	Farm	facilities)	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade (1)
Grade:
Acceptable	$1,660,846	$778,460	$1,003,739	$259,363	$113,369	$18,746	$3,834,523
Other assets especially mentioned ("OAEM") (2)	55,386	21,460	99,590	9,755	76,276	1,298	263,765
Substandard (2)	45,801	48,886	63,265	13,680	43,039	1,369	216,040
Total	$1,762,033	$848,806	$1,166,594	$282,798	$232,684	$21,413	$4,314,328

Commodity analysis of past due loans (1)
Greater than 90 days	$23,890	$22,730	$6,975	$3,093	$-	$636	$57,324
In bankruptcy and REO	4,519	4,692	1,379	1,792	-	-	12,382
Total non-performing	$28,409	$27,422	$8,354	$4,885	$-	$636	$69,706

(1)
Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its Farmer Mac I portfolio, and recorded investment of past due loans.  Amounts include real estate owned, at lower of cost or fair value less estimated selling costs, of $2.9 million.

(2)
Assets in the OAEM category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured. Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of December 31, 2010
					AgStorage and
					Processing
		Permanent		Part-time	(including ethanol
	Crops	Plantings	Livestock	Farm	facilities)	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade (1)
Grade:
Acceptable	$1,625,995	$792,061	$993,542	$268,111	$116,248	$20,321	$3,816,278
Other assets especially mentioned ("OAEM")(2)	59,768	17,112	86,500	9,652	76,947	639	250,618
Substandard(2)	45,617	56,302	66,416	13,382	53,528	1,979	237,224
Total	$1,731,380	$865,475	$1,146,458	$291,145	$246,723	$22,939	$4,304,120

Commodity analysis of past due loans (1)
Greater than 90 days	$21,423	$26,312	$7,177	$3,803	$10,892	$641	$70,248
In bankruptcy and REO	4,886	3,712	1,395	1,537	-	-	11,530
Total non-performing	$26,309	$30,024	$8,572	$5,340	$10,892	$641	$81,778

(1)
Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its Farmer Mac I portfolio, and recorded investment of past due loans.  Amounts include real estate owned, at lower of cost or fair value less estimated selling costs, of $2.0 million.

(2)
Assets in the OAEM category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured. Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

Concentrations of Credit Risk

The following table sets forth the geographic and commodity/collateral diversification, as well as the range of original loan-to-value ratios, for all Farmer Mac I loans held and loans underlying Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs as of March 31, 2011 and December 31, 2010:

	As of March 31,	As of December 31,
	2011	2010
	(in thousands)
By commodity/collateral type:
Crops	$1,762,033	$1,731,380
Permanent plantings	848,806	865,475
Livestock	1,166,594	1,146,458
Part-time farm	282,798	291,145
AgStorage and processing (including ethanol facilities)	232,684	246,723
Other	21,413	22,939
Total	$4,314,328	$4,304,120

By geographic region (1):
Northwest	$728,679	$660,845
Southwest	1,599,361	1,626,398
Mid-North	915,699	934,879
Mid-South	519,753	521,294
Northeast	308,956	317,715
Southeast	241,880	242,989
Total	$4,314,328	$4,304,120

By original loan-to-value ratio:
0.00% to 40.00%	$1,054,957	$1,030,580
40.01% to 50.00%	753,240	770,744
50.01% to 60.00%	1,242,452	1,246,675
60.01% to 70.00%	1,068,524	1,056,132
70.01% to 80.00%	151,284	155,363
80.01% to 90.00%	43,871	44,626
Total	$4,314,328	$4,304,120

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

The following tables summarize information related to Farmer Mac’s financial derivatives as of March 31, 2011 and December 31, 2010:

	March 31, 2011
							Weighted-
				Weighted-	Weighted-	Weighted-	Average
				Average	Average	Average	Remaining
	Notional	Fair Value		Pay	Receive	Forward	Life
	Amount	Asset	(Liability)	Rate	Rate	Price	(in years)
	(dollars in thousands)
Interest rate swaps:
Pay fixed non-callable	$1,728,684	$6,596	$(94,526)	3.97%	0.30%		4.07
Receive fixed non-callable	3,204,995	33,479	(2,017)	0.43%	1.29%		1.46
Receive fixed callable	100,000	54	-	0.22%	0.48%		1.07
Basis swaps	419,117	141	(1,692)	0.76%	0.38%		1.45
Credit default swaps	30,000	-	(203)	1.00%	0.00%		0.81
Agency forwards	28,914	-	(50)			106.01
Treasury futures	7,300	2	-			119.06
Credit valuation adjustment	-	(823)	668
Total financial derivatives	$5,519,010	$39,449	$(97,820)

	December 31, 2010
							Weighted-
				Weighted-	Weighted-	Weighted-	Average
				Average	Average	Average	Remaining
	Notional	Fair Value		Pay	Receive	Forward	Life
	Amount	Asset	(Liability)	Rate	Rate	Price	(in years)
	(dollars in thousands)
Interest rate swaps:
Pay fixed callable	$13,144	$-	$(69)	5.11%	0.29%		7.12
Pay fixed non-callable	1,275,108	2,814	(108,503)	4.69%	0.30%		3.93
Receive fixed non-callable	2,874,534	39,551	(1,828)	0.44%	1.40%		1.70
Basis swaps	254,991	52	(3,411)	1.34%	0.38%		1.71
Credit default swaps	30,000	-	(216)	1.00%	0.00%		1.05
Agency forwards	37,336	-	(174)			101.03
Treasury futures	1,300	-	(6)			119.95
Credit valuation adjustment	-	(925)	520
Total financial derivatives	$4,486,413	$41,492	$(113,687)

In the normal course of business, collateral requirements contained in Farmer Mac’s derivative contracts are enforced by Farmer Mac and its counterparties.  Upon enforcement of the collateral requirements, the amount of collateral posted is typically based on the net fair value of all derivative contracts with the counterparty, i.e., derivative assets net of derivative liabilities at the counterparty level.  If Farmer Mac were to be in violation of certain provisions of the derivative contracts, the related counterparty could request payment or full collateralization on the derivative contracts.  As of March 31, 2011, the fair value of Farmer Mac’s derivatives in a net liability position at the counterparty level, which includes accrued interest but excludes any adjustment for nonperformance risk, was $74.5 million.  As of March 31, 2011, Farmer Mac posted cash of $2.2 million as collateral for its derivatives in net liability positions.  Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets.  If Farmer Mac had breached certain provisions of the derivative contracts as of March 31, 2011, it could have been required to settle its obligations under the agreements or post additional collateral of $72.3 million.

The following table summarizes the effects of Farmer Mac’s financial derivatives on the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010:

	Gains/(Losses) on Financial Derivatives
	For the Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands)

Interest rate swaps	$4,652	$(4,546)
Agency forwards	(848)	(598)
Treasury futures	185	(249)
Credit default swaps	16	(377)
	4,005	(5,770)
Amortization of derivatives transition adjustment	-	(34)
Total	$4,005	$(5,804)

As of March 31, 2011, Farmer Mac had outstanding basis swaps with Zions First National Bank, a related party, with a total notional amount of $74.1 million and a fair value of $(1.7) million, compared to $85.0 million and $(3.4) million, respectively, as of December 31, 2010.  Under the terms of those basis swaps, Farmer Mac pays Constant Maturity Treasury-based rates and receives LIBOR.  Those swaps economically hedge most of the interest rate basis risk related to loans Farmer Mac purchases that pay a Constant Maturity Treasury based-rate and the discount notes Farmer Mac issues to fund the loan purchases (the pricing of discount notes is closely correlated to LIBOR rates).  Farmer Mac recorded unrealized gains on those outstanding basis swaps for the three months ended March 31, 2011 and 2010 of $1.7 million and $0.1 million, respectively.

(d)       Earnings Per Common Share

Basic earnings per common share is based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per common share is based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options, stock appreciation rights (“SARs”) and nonvested restricted stock awards.  The following schedule reconciles basic and diluted earnings per common share (“EPS”) for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended
	March 31, 2011			March 31, 2010
	Net		$ per	Net		$ per
	Income	Shares	Share	Income	Shares	Share
	(in thousands, except per share amounts)
Basic EPS
Net income available to common stockholders	$18,323	10,285	$1.78	$1,767	10,143	$0.17
Effect of dilutive securities(1):
Stock options, SARs and restricted stock		379	(0.06)		308	-
Diluted EPS	$18,323	10,664	$1.72	$1,767	10,451	$0.17

(1)
For the three months ended March 31, 2011 and 2010, stock options and SARs of 758,795 and 1,581,965, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the three months ended March 31, 2011 and 2010, 126,000 and 82,500 contingent shares of nonvested restricted stock were outstanding but not included in the computation of diluted earnings per share because the performance conditions were not met.

(e)       Stock-Based Compensation

Farmer Mac’s 2008 Omnibus Incentive Compensation Plan authorizes the grants of restricted stock, stock options and SARs, among other alternative forms of equity-based compensation, to directors, officers and other employees.  SARs awarded to officers and employees vest annually in thirds.  If not exercised or terminated earlier due to the termination of employment, SARs granted to officers or employees expire after ten years.  For all SARs granted, the exercise price is equal to the closing price of Farmer Mac’s Class C Non-Voting Common Stock on the date of grant.  There were no SARs granted to officers in first quarter 2011.  As of March 31, 2011, there are no outstanding SARs awarded to directors.  Restricted stock awarded to directors during 2010 vested fully on March 31, 2011, approximately one year after grant.  Restricted stock awarded to officers during 2009 and 2010 vests after approximately three years and only vests if certain performance conditions are met.  Restricted stock awards granted to both directors and officers are not issued until full vesting occurs.  No restricted stock was granted in first quarter 2011.

For the three months ended March 31, 2011, Farmer Mac recognized $0.7 million of compensation expense related to stock options, SARs and restricted stock, compared to $0.8 million for the same periods in 2010.

The following tables summarize activity related to stock options, SARs and nonvested restricted stock awards for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended
	March 31, 2011		March 31, 2010
	Stock	Weighted-	Stock	Weighted-
	Options	Average	Options	Average
	and	Exercise	and	Exercise
	SARs	Price	SARs	Price
Outstanding, beginning of year	1,924,133	$21.16	1,799,465	$22.68
Granted	-	-	-	-
Exercised	(5,667)	7.48	-	-
Canceled	(596,005)	25.25	-	-
Outstanding, end of year	1,322,461	$19.37	1,799,465	$22.68

Options and SARs exercisable at end of year	915,206	$23.16	1,398,269	$25.17

For the Three Months Ended
	March 31, 2011		March 31, 2010
		Weighted-		Weighted-
	Non-vested	Average	Non-vested	Average
	Restricted	Grant-date	Restricted	Grant-date
	Stock	Fair Value	Stock	Fair Value
Outstanding, beginning of year	182,609	$9.63	200,548	$5.93
Granted	-	-	-	-
Canceled	-	-	-	-
Vested and issued	(56,609)	12.22	-	-
Outstanding, end of year	126,000	$8.47	200,548	$5.93

The cancellations of stock options, SARs and nonvested restricted stock during the first three months of 2011 were due to vested options terminating unexercised on their expiration date.

For the three months ended March 31, 2011 adjustments to additional paid-in capital from exercises or expiration of stock options and SARs and the vesting or expiration of restricted stock was $0.3 million.  There was no such stock-based compensation activity during first quarter 2010.  The reduction of income taxes to be paid as a result of the deduction for exercises of stock options and SARs was $0.4 million for the three months ended March 31, 2011.

The following tables summarize information regarding stock options, SARs and nonvested restricted stock outstanding as of March 31, 2011:

	Outstanding		Exercisable		Vested or Expected to Vest
		Weighted-		Weighted-		Weighted-
	Stock	Average	Stock	Average	Stock	Average
Range of	Options	Remaining	Options	Remaining	Options	Remaining
Exercise	and	Contractual	and	Contractual	and	Contractual
Prices	SARs	Life	SARs	Life	SARs	Life

$5.00 - $ 9.99	261,666	8.0 years	101,669	7.9 years	233,667	8.0 years
10.00 - 14.99	302,000	9.1 years	82,333	9.0 years	269,033	9.1 years
15.00 - 19.99	50,786	3.4 years	50,786	3.4 years	50,786	3.4 years
20.00 - 24.99	172,289	4.0 years	172,289	4.0 years	172,289	4.0 years
25.00 - 29.99	452,659	4.0 years	425,068	3.8 years	449,698	4.0 years
30.00 - 34.99	83,061	2.0 years	83,061	2.0 years	83,061	2.0 years
	1,322,461		915,206		1,258,534

	Outstanding		Expected to Vest
		Weighted-		Weighted-
Weighted-		Average		Average
Average	Nonvested	Remaining	Nonvested	Remaining
Grant-Date	Restricted	Contractual	Restricted	Contractual
Fair Value	Stock	Life	Stock	Life

$5.00 - $ 9.99	75,000	1.0 years	67,500	1.0 years
10.00 - 14.99	51,000	2.0 years	45,900	2.0 years
	126,000		113,400

There were no stock options, SARs or restricted stock awards granted during first quarter 2011 or first quarter 2010.  The weighted-average grant date fair value of SARs granted during 2010 was $9.24 per share.  The fair values for SARs were estimated using the Black-Scholes option pricing model based on the following assumptions:

2010
Risk-free interest rate	2.9%
Expected years until exercise	7 years
Expected stock volatility	91.5%
Dividend yield	1.8%

(f)       Fair Value Measurement

Farmer Mac follows accounting guidance for fair value measurements that defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a fair value hierarchy that ranks the quality and reliability of the inputs to valuation techniques used to measure fair value.  The hierarchy gives highest rank to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest rank to unobservable inputs (level 3 measurements).

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

For those trusts where Farmer Mac has a variable interest but has not been determined to be the primary beneficiary, Farmer Mac’s interests are presented as either “Farmer Mac Guaranteed Securities” or “Investment securities” on the condensed consolidated balance sheets.  Farmer Mac’s involvement in on-balance sheet VIEs classified as Farmer Mac Guaranteed Securities include securitization trusts under the Farmer Mac II program and trusts related to AgVantage securities.  In the case of Farmer Mac II trusts, Farmer Mac was not determined to be the primary beneficiary because it does not have the decision-making power over default mitigation activities.  For the AgVantage trusts, Farmer Mac currently does not have the power to direct the activities that have the most significant economic impact to the trust unless, as guarantor, there is a default by the issuer of the trust securities.  Should there be a default, Farmer Mac would reassess whether it is the primary beneficiary of those trusts.  For VIEs classified as investment securities, which include auction-rate certificates, asset-backed securities and GSE-guaranteed mortgage-backed securities, Farmer Mac was determined not to be the primary beneficiary because of the lack of voting rights or other powers to direct the activities of the trust.  As of March 31, 2011, the Farmer Mac Guaranteed Securities trusts and investment securities trusts have carrying amounts on the condensed consolidated balance sheet totaling $1.5 billion and $818.4 million, respectively, which is Farmer Mac’s maximum exposure to loss.  In addition, Farmer Mac has a variable interest in off-balance sheet VIEs, which include a guarantee of timely payment of principal and interest, totaling $2.7 billion as of March 31, 2011.

(h)       New Accounting Standards

Troubled Debt Restructurings:  Accounting Standards Updates 2011-01 and 2011-02

In January 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (discussed below).  The effective date of the new disclosures about troubled debt restructurings was delayed to coordinate the disclosures with the FASB project on determining what constitutes a troubled debt restructuring.  In April 2011, the FASB completed that project and issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  ASU 2011-02 states that a troubled debt restructuring exists when a creditor concludes that both the restructuring constitutes a concession and the debtor is experiencing financial difficulties and clarifies the guidance on evaluating these criteria.  ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption (i.e., for Farmer Mac, it will be effective for third quarter 2011 reporting).  The troubled debt restructuring disclosures in ASU 2010-20 also will be effective in third quarter 2011.  Farmer Mac does not expect the adoption of these standards to have a significant impact on the Corporation’s financial position, results of operations or cash flows.

(i)       Reclassifications

Certain reclassifications of prior period information were made to conform to the current period presentation.

Note 2.	Investment Securities

The following tables present the amortized cost and estimated fair values of Farmer Mac’s investments as of March 31, 2011 and December 31, 2010.

	March 31, 2011
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$74,100	$-	$(9,561)	$64,539
Floating rate asset-backed securities	134,117	68	(1)	134,184
Floating rate corporate debt securities	159,634	378	(52)	159,960
Fixed rate corporate debt securities	34,715	50	(38)	34,727
Floating rate Government/GSE guaranteed mortgage-backed securities	609,767	4,341	(559)	613,549
Fixed rate GSE guaranteed mortgage-backed securities	4,125	278	-	4,403
Floating rate GSE subordinated debt	70,000	-	(11,031)	58,969
Fixed rate GSE preferred stock	79,922	7,605	-	87,527
Fixed rate senior agency debt	9,999	-	-	9,999
Fixed rate U.S. Treasuries	808,410	296	(41)	808,665
Total available-for-sale	1,984,789	13,016	(21,283)	1,976,522

Trading:
Floating rate asset-backed securities	5,579	-	(3,889)	1,690
Fixed rate GSE preferred stock	83,603	2,753	-	86,356
Total trading	89,182	2,753	(3,889)	88,046
Total investment securities	$2,073,971	$15,769	$(25,172)	$2,064,568

	December 31, 2010
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$74,100	$-	$(9,765)	$64,335
Floating rate asset-backed securities	29,437	24	(3)	29,458
Floating rate corporate debt securities	162,891	422	(125)	163,188
Floating rate Government/GSE guaranteed mortgage-backed securities	573,288	4,173	(681)	576,780
Fixed rate GSE guaranteed mortgage-backed securities	4,525	296	-	4,821
Floating rate GSE subordinated debt	70,000	-	(14,671)	55,329
Fixed rate GSE preferred stock	80,001	4,827	-	84,828
Fixed rate senior agency debt	5,500	-	-	5,500
Fixed rate U.S.Treasuries	692,808	232	(46)	692,994
Total available-for-sale	1,692,550	9,974	(25,291)	1,677,233

Trading:
Floating rate asset-backed securities	5,961	-	(4,561)	1,400
Fixed rate GSE preferred stock	83,813	883	-	84,696
Total trading	89,774	883	(4,561)	86,096
Total investment securities	$1,782,324	$10,857	$(29,852)	$1,763,329

During the three months ended March 31, 2011 and 2010, Farmer Mac did not recognize in earnings any other-than-temporary impairment charges.

During the three months ended March 31, 2011, Farmer Mac received proceeds of $78.6 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $0.2 million, compared to proceeds of $69.6 million for the same period in 2010, resulting in gross realized gains of $0.4 million and gross realized losses of $0.2 million.

As of March 31, 2011 and December 31, 2010, unrealized losses on available-for-sale investment securities were as follows:

	March 31, 2011
	Available-for-Sale Securities
	Unrealized loss position for		Unrealized loss position for
	less than 12 months		more than 12 months
		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss
	(in thousands)

Floating rate corporate debt securities	$-	$-	$99,947	$(52)
Fixed rate corporate debt securities	10,710	(38)
Floating rate asset-backed securities	-	-	1,816	(1)
Floating rate auction-rate certificates backed by Government guaranteed student loans	-	-	64,539	(9,561)
Floating rate Government/GSE guaranteed mortgage-backed securities	173,204	(555)	1,332	(4)
Floating rate GSE subordinated debt	-	-	58,969	(11,031)
Fixed rate U.S. Treasuries	95,637	(41)	-	-
Total	$279,551	$(634)	$226,603	$(20,649)

	December 31, 2010
	Available-for-Sale Securities
	Unrealized loss position for		Unrealized loss position for
	less than 12 months		more than 12 months
		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss
	(in thousands)

Floating rate corporate debt securities	$-	$-	$99,874	$(125)
Floating rate asset-backed securities	-	-	2,779	(3)
Floating rate auction-rate certificates backed by Government guaranteed student loans	-	-	64,335	(9,765)
Floating rate Government/GSE guaranteed mortgage-backed securities	159,294	(587)	4,138	(94)
Floating rate GSE subordinated debt	-	-	55,329	(14,671)
Fixed rate U.S. Treasuries	163,026	(46)	-	-
Total	$322,320	$(633)	$226,455	$(24,658)

The temporary unrealized losses presented above are principally due to a general widening of credit spreads from the dates of acquisition to March 31, 2011 and December 31, 2010, as applicable.  The resulting decreases in fair values reflect an increase in the perceived risk by the financial markets related to those securities.  As of March 31, 2011, all of the investment securities in an unrealized loss position were rated at least “A” by a nationally recognized statistical rating organization except one which was rated “A-”.  As of December 31, 2010, all of the investment securities in an unrealized loss position were rated at least “A”.  The unrealized losses were on 48 and 47 individual investment securities as of March 31, 2011 and December 31, 2010, respectively.

As of March 31, 2011, 17 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $20.6 million.  As of December 31, 2010, 29 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $24.7 million.  Securities in unrealized loss positions 12 months or more have a fair value as of March 31, 2011 that is, on average, approximately 92 percent of their amortized cost basis.  Farmer Mac believes that all these unrealized losses are recoverable within a reasonable period of time through changes in credit spreads or maturity and expects to recover the amortized cost basis of these securities.  Accordingly, Farmer Mac has concluded that none of the unrealized losses on these available-for-sale investment securities represent other-than-temporary impairment as of March 31, 2011.  Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

Farmer Mac did not own any held-to-maturity investments as of March 31, 2011 and December 31, 2010.  As of March 31, 2011, Farmer Mac owned trading investments with an amortized cost of $89.2 million, a fair value of $88.0 million, and a weighted-average yield of 8.14 percent.  As of December 31, 2010, Farmer Mac owned trading investments with an amortized cost of $89.8 million, a fair value of $86.1 million and a weighted average yield of 8.12 percent.

The amortized cost, fair value and weighted-average yield of investments by remaining contractual maturity for available-for-sale investment securities as of March 31, 2011 are set forth below.  Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

	Investment Securities Available-for-Sale
	as of March 31, 2011
	Amortized		Weighted-
	Cost	Fair Value	Average Yield
	(dollars in thousands)

Due within one year	$967,010	$967,406	0.93%
Due after one year through five years	53,774	53,980	2.35%
Due after five years through ten years	387,351	389,159	1.25%
Due after ten years	576,654	565,977	2.65%
Total	$1,984,789	$1,976,522	1.53%

Note 3.	Farmer Mac Guaranteed Securities and USDA Guaranteed Securities

The following table sets forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Guaranteed Securities as of March 31, 2011 and December 31, 2010.

	March 31, 2011
	Available-
	for-Sale	Trading	Total
	(in thousands)
Farmer Mac I	$1,429,318	$-	$1,429,318
Farmer Mac II	37,803	-	37,803
Rural Utilities	1,442,793	-	1,442,793
Farmer Mac Guaranteed Securities	2,909,914	-	2,909,914
USDA Guaranteed Securities	1,063,540	274,561	1,338,101
Total	$3,973,454	$274,561	$4,248,015

Amortized cost	$3,958,220	$279,682	$4,237,902
Unrealized gains	41,339	-	41,339
Unrealized losses	(26,105)	(5,121)	(31,226)
Fair value	$3,973,454	$274,561	$4,248,015

	December 31, 2010
	Available-
	for-Sale	Trading	Total
	(in thousands)
Farmer Mac I	$942,809	$-	$942,809
Farmer Mac II	37,637	-	37,637
Rural Utilities	1,926,818	-	1,926,818
Farmer Mac Guaranteed Securities	2,907,264	-	2,907,264
USDA Guaranteed Securities	1,005,679	311,765	1,317,444
Total	$3,912,943	$311,765	$4,224,708

Amortized cost	$3,880,418	$315,655	$4,196,073
Unrealized gains	50,583	106	50,689
Unrealized losses	(18,058)	(3,996)	(22,054)
Fair value	$3,912,943	$311,765	$4,224,708

The temporary unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to March 31, 2011 and December 31, 2010, as applicable.  As of March 31, 2011, the unrealized losses presented above are related to Farmer Mac I Guaranteed Securities, Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities.  USDA Guaranteed Securities and the USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities are backed by the full faith and credit of the United States; therefore, Farmer Mac has concluded that none of the unrealized losses on its available-for-sale Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities represent other-than-temporary impairment as of March 31, 2011.  The unrealized losses related to Farmer Mac I Guaranteed Securities are AgVantage securities which are general obligations of an institution approved by Farmer Mac and are secured by a pool of eligible loans with a collateralization level of 103 percent or greater. Therefore, Farmer Mac has concluded that none of the unrealized losses on its available-for-sale Farmer Mac I Guaranteed Securities - AgVantage represent other-than-temporary impairment as of March 31, 2011.  As of December 31, 2010, the unrealized losses presented above are related to Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities.  Because of the USDA guarantee noted above, Farmer Mac concluded that none of these unrealized losses represented other-than-temporary impairment as of December 31, 2010.  Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

On January 25, 2010, Farmer Mac contributed substantially all of the assets comprising the Farmer Mac II program, in excess of $1.1 billion, to Farmer Mac’s subsidiary, Farmer Mac II LLC.  The assets that Farmer Mac contributed to Farmer Mac II LLC consisted primarily of USDA-guaranteed portions that had not been securitized by Farmer Mac (i.e., not transferred to a trust from which Farmer Mac II Guaranteed Securities were issued) but also included $35.0 million of Farmer Mac II Guaranteed Securities.  Other than the guarantee already in place on the transferred Farmer Mac II Guaranteed Securities, Farmer Mac did not guarantee the timely payment of principal and interest on the $1.1 billion of contributed USDA-guaranteed portions.  The contributed USDA-guaranteed portions had previously been presented as Farmer Mac II Guaranteed Securities on the condensed consolidated financial statements of Farmer Mac and are now presented as “USDA Guaranteed Securities” on the condensed consolidated balance sheets.  The assets of Farmer Mac II LLC will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.

Farmer Mac realized no gains or losses from the sale of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities for the three months ended March 31, 2011 and 2010.

The table below presents a sensitivity analysis for the Corporation’s on-balance sheet Farmer Mac Guaranteed Securities and USDA Guaranteed Securities as of March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010
	(dollars in thousands)

Fair value of beneficial interests retained in
Farmer Mac Guaranteed Securities and
USDA Guaranteed Securities	$4,248,015	$4,224,708

Weighted-average remaining life (in years)	4.0	3.5

Weighted-average prepayment speed (annual rate)	3.2%	3.5%
Effect on fair value of a 10% adverse change	$(121)	$(18)
Effect on fair value of a 20% adverse change	$(218)	$(17)

Weighted-average discount rate	2.8%	2.3%
Effect on fair value of a 10% adverse change	$(30,664)	$(20,257)
Effect on fair value of a 20% adverse change	$(61,246)	$(40,315)

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

Farmer Mac securitizes three types of assets: agricultural real estate mortgage loans, USDA-guaranteed portions, and rural utilities loans.  Farmer Mac manages the credit risk of its securitized loans, both on- and off-balance sheet, together with its on-balance sheet loans and the loans underlying its off-balance sheet LTSPCs.

As part of fulfilling its guarantee obligations for Farmer Mac Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90 days delinquent at the time of purchase, out of the loan pools underlying those securities and LTSPCs, and records the purchased loans as such on its balance sheet.

The table below presents the outstanding principal balances for Farmer Mac loans, LTSPCs and Farmer Mac Guaranteed Securities and USDA Guaranteed Securities as of March 31, 2011 and December 31, 2010.

Outstanding Balance of Loans, Loans Underlying Farmer Mac Guaranteed Securities and LTSPCs, and USDA Guaranteed Securities
	March 31,	December 31,
	2011	2010
	(in thousands)
On-balance sheet:
Farmer Mac I:
Loans	$1,092,831	$972,206
Loans held in trusts:
Beneficial interests owned by Farmer Mac	1,400	3,697
Beneficial interests owned by third party investors	779,543	821,411
Farmer Mac Guaranteed Securities - AgVantage	1,441,500	941,500
Farmer Mac II:
USDA Guaranteed Securities	1,319,033	1,297,439
Farmer Mac Guaranteed Securities	38,522	39,856
Rural Utilities:
Loans	415,863	339,963
Loans held in trusts:
Beneficial interests owned by Farmer Mac	393,572	400,228
Farmer Mac Guaranteed Securities - AgVantage	1,410,800	1,887,200
Total on-balance sheet	$6,893,064	$6,703,500

Off-balance sheet:
Farmer Mac I:
Farmer Mac Guaranteed Securities - AgVantage	$2,445,000	$2,945,000
LTSPCs	1,712,791	1,754,597
Farmer Mac Guaranteed Securities	724,882	750,217
Farmer Mac II:
Farmer Mac Guaranteed Securities	45,276	48,103
Rural Utilities:
Farmer Mac Guaranteed Securities - AgVantage	15,287	15,292
Total off-balance sheet	$4,943,236	$5,513,209
Total	$11,836,300	$12,216,709

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

The following table presents information related to Farmer Mac’s acquisition of defaulted loans for the three months ended March 31, 2011 and 2010 and the outstanding balances and carrying amounts of all such loans as of March 31, 2011 and December 31, 2010, respectively.

	For the Three Months Ended
	March 31,	March 31,
	2011	2010
	(in thousands)

Unpaid principal balance at acquisition date	$16,925	$2,490
Contractually required payments receivable	16,971	2,557
Impairment recognized subsequent to acquisition	3,770	1,381
Recovery/release of allowance for defaulted loans	10	-

	March 31,	December 31,
	2011	2010
	(in thousands)

Outstanding balance	$39,333	$34,473
Carrying amount	31,653	30,365

Net credit losses and 90-day delinquencies as of and for the periods indicated for loans held and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs are presented in the table below.  Information is not presented for loans underlying AgVantage securities, USDA Guaranteed Securities, Farmer Mac II Guaranteed Securities, or rural utilities loans held or underlying Farmer Mac Guaranteed Securities – Rural Utilities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  As of March 31, 2011, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the credit quality of the obligors, as well as the underlying collateral.  As of March 31, 2011, Farmer Mac had not experienced any credit losses on any AgVantage securities.  The USDA-guaranteed portions presented as USDA Guaranteed Securities, as well as those that collateralize Farmer Mac II Guaranteed Securities, are guaranteed by the USDA.  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of March 31, 2011, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any USDA Guaranteed Securities or Farmer Mac II Guaranteed Securities.  As of March 31, 2011, there were no delinquencies and no probable losses inherent in Farmer Mac’s rural utilities loans held or in any Farmer Mac Guaranteed Securities – Rural Utilities.  As of March 31, 2011 and 2010, Farmer Mac had not experienced any credit losses on any of those loans or securities.

	90-Day			Net Credit
	Delinquencies (1)			Losses/(Recoveries)
	As of	As of	As of	For the Three Months Ended
	March 31,	December 31,	March 31,	March 31,	March 31,
	2011	2010	2010	2011	2010
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$36,522	$37,665	$43,569	$-	$-
Farmer Mac Guaranteed Securities	-	-	-	-	-
Total on-balance sheet	$36,522	$37,665	$43,569	$-	$-

Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$20,802	$32,583	$26,866	$-	$-
Farmer Mac Guaranteed Securities	-	-	-	-	-
Total off-balance sheet	$20,802	$32,583	$26,866	$-	$-

Total	$57,324	$70,248	$70,435	$-	$-

(1)
Includes Farmer Mac I loans held and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, restructured after delinquency, and in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

Note 4.                 Comprehensive Income

Comprehensive income represents all changes in stockholders’ equity except those resulting from investments by or distributions to stockholders, and is comprised primarily of net income and unrealized gains and losses on securities available-for-sale, net of related taxes.  The following table sets forth Farmer Mac’s comprehensive income for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended
	March 31,	March 31,
	2011	2010
	(in thousands)
Net income	$24,590	$13,589
Available-for-sale securities, net of tax:
Net unrealized holding (losses)/gains	(6,554)	4,500
Reclassification adjustment for realized gains (1)	(2,105)	(190)
Net change from available-for-sale securities (2)	(8,659)	4,310
Financial derivatives, net of tax:
Reclassification for amortization of financial derivatives transition adjustment (3)	-	23
Other comprehensive (loss)/income, net of tax	(8,659)	4,333
Comprehensive income	15,931	17,922
Less: Comprehensive income attributable to non- controlling interest	5,547	4,068
Total comprehensive income	$10,384	$13,854

(1)
Includes the reclassification of deferred gains recognized on certain Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities of $2.0 million, after tax, for the three months ended March 31, 2011.

(2)
Unrealized (losses)/gains on available for sale securities are shown net of income tax benefit of $4.7 million and net of income tax expense of $2.2 million for the three months ended March 31, 2011 and 2010, respectively.

(3)	Amortization of the financial derivatives transition adjustment is shown net of income tax expense of $12,000 in 2010.

In first quarter 2011, Farmer Mac reclassified $2.0 million (of a total $7.0 million) of after-tax unrealized gains into earnings related to fair value changes of Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities designated as available-for-sale that were transferred to Farmer Mac II LLC in January 2010.  Included in this reclassification are amortization amounts of $1.8 million that relate to prior periods, beginning with first quarter 2010.  Farmer Mac does not believe that this adjustment is material to any reported prior period financial results and has not adjusted prior period amounts nor is the aggregate adjustment in the first quarter 2011 material to the financial results for that period.  These gains are presented as “Other income” on the condensed consolidated statements of operations.  Going forward, Farmer Mac will recognize in earnings the remainder of these deferred gains over the estimated remaining lives of the underlying USDA-guaranteed portions.  However, there will be no net effect on income on a consolidated basis because these gains will be offset by the amortization of premium expense on the assets held by Farmer Mac II LLC.

The following table presents Farmer Mac’s accumulated other comprehensive income as of March 31, 2011 and December 31, 2010 and changes in the components of accumulated other comprehensive income for the three months ended March 31, 2011 and the year ended December 31, 2010.

	March 31,	December 31,
	2011	2010
	(in thousands)
Available-for-sale securities:
Beginning balance	$18,275	$3,300
Net unrealized (losses)/gains, net of tax	(8,659)	14,975
Ending balance	$9,616	$18,275

Financial derivatives:
Beginning balance	$-	$(46)
Amortization of financial derivatives transition adjustment, net of tax	-	46
Ending balance	$-	$-
Accumulated other comprehensive income, net of tax	$9,616	$18,275

Note 5.	Off-Balance Sheet Guarantees and Long Term Standby Purchase Commitments

Farmer Mac offers approved lenders two credit enhancement alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans:  (1) Farmer Mac Guaranteed Securities, which are available through the Farmer Mac I program, the Farmer Mac II program or the Rural Utilities program, and (2) LTSPCs, which are available through the Farmer Mac I program or the Rural Utilities program.  For securitization trusts where Farmer Mac is the primary beneficiary, as described in Note 1(g), the trust assets and liabilities are included on Farmer Mac’s condensed consolidated balance sheet.  Upon consolidation, Farmer Mac eliminates the portion of the guarantee and commitment fees receivable and guarantee and commitment obligations related to the consolidated trusts.  For the remainder of these transactions, or in the event of deconsolidation, both of these alternatives result in the creation of off-balance sheet obligations for Farmer Mac.  Farmer Mac accounts for these transactions and other financial guarantees in accordance with accounting guidance on accounting for guarantees.  Farmer Mac records, at the inception of a guarantee, a liability for the fair value of its obligation to stand ready to perform under the terms of each guarantee and an asset that is equal to the fair value of the fees that will be received over the life of each guarantee.  The fair values of the guarantee obligation and asset at inception are based on the present value of expected cash flows using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  Because the cash flows of these instruments may be interest rate path dependent, these values and projected discount rates are derived using a Monte Carlo simulation model.  The guarantee obligation and corresponding asset are subsequently amortized into guarantee and commitment fee income in relation to the decline in the unpaid principal balance on the underlying agricultural real estate mortgage and rural utilities loans.

Off-Balance Sheet Farmer Mac Guaranteed Securities

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  Proceeds from new securitizations during the three months ended March 31, 2011 and 2010 were $6.4 million and $0.8 million, respectively.  The following table summarizes cash flows received from and paid to trusts used for Farmer Mac I securitizations:

	For the Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands)
Proceeds from new securitizations	$6,399	$763
Guarantee fees received	2,124	1,237
Purchases of assets from the trusts	(1,369)	(2,323)
Servicing advances	(6)	(236)
Repayments of servicing advances	4	77

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of March 31, 2011 and December 31, 2010, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans.

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	March 31,	December 31,
	2011	2010
	(in thousands)
Farmer Mac I:
Farmer Mac Guaranteed Securities - AgVantage	$2,445,000	$2,945,000
Farmer Mac Guaranteed Securities	724,882	750,217
Farmer Mac II:
Farmer Mac Guaranteed Securities	45,276	48,103
Rural Utilities:
Farmer Mac Guaranteed Securities - AgVantage	15,287	15,292
Total off-balance sheet Farmer Mac Guaranteed Securities	$3,230,445	$3,758,612

For those securities issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the condensed consolidated balance sheet.  This liability approximated $16.0 million as of March 31, 2011 and $17.7 million as of December 31, 2010.  Upon adoption of the new accounting guidance on consolidation on January 1, 2010, Farmer Mac eliminated $15.5 million of the guarantee and commitment obligation related to the consolidated trusts.  During second quarter 2010, Farmer Mac deconsolidated $414.5 million of certain securitization trusts created when loans subject to LTSPCs were converted to Farmer Mac I Guaranteed Securities because Farmer Mac was no longer determined to be the primary beneficiary when the counterparty to the transaction ceased being a related party as a result of changes to the membership of Farmer Mac’s board of directors.  This deconsolidation resulted in an increase to the guarantee and commitment obligation of $2.7 million as of June 30, 2010.  See Note 1(g) for more information.  As of March 31, 2011, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 13.7 years.  As of March 31, 2011, the weighted-average remaining maturity of the off-balance sheet AgVantage securities was 2.6 years.  For information on Farmer Mac’s methodology for determining the reserve for losses on off-balance sheet Farmer Mac Guaranteed Securities, see Note 1(b).

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

The maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $1.7 billion as of March 31, 2011 and $1.8 billion as of December 31, 2010.

As of March 31, 2011, the weighted-average remaining maturity of all loans underlying LTSPCs was 13.9 years.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the condensed consolidated balance sheet.  This liability approximated $12.7 million as of March 31, 2011 and $12.6 million as of December 31, 2010.

Note 6.	Equity

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

From first quarter 2009 through first quarter 2011, Farmer Mac paid a quarterly dividend of $0.05 per share on all classes of the Corporation’s common stock.  Farmer Mac’s ability to declare and pay a dividend could be restricted if it failed to comply with regulatory capital requirements.

Preferred Stock

As of March 31, 2011 and December 31, 2010, Farmer Mac had 57,578 shares of Series C preferred stock outstanding.  The Series C preferred stock is a component of Stockholders’ Equity on the condensed consolidated balance sheets.  The 57,578 shares of Series C preferred stock outstanding as of March 31, 2011 and December 31, 2010, were all held by the National Rural Utilities Cooperative Finance Corporation (“CFC”), a related party.

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

Dividends on the Farmer Mac II LLC Preferred Stock will be payable if, when and as declared by Farmer Mac II LLC’s board of directors, quarterly, on a non-cumulative basis, on March 30, June 30, September 30, and December 30 of each year.  For each quarterly period from the date of issuance to but excluding the payment date occurring on March 30, 2015, the dividend rate on the Farmer Mac II LLC Preferred Stock will be 8.875 percent per annum.  For each quarterly period from March 30, 2015 to but excluding the payment date occurring on March 30, 2020, the dividend rate on the Farmer Mac II LLC Preferred Stock will be 10.875 percent per annum.  For each quarterly period beginning on March 30, 2020, the dividend rate on the Farmer Mac II LLC Preferred Stock will be an annual rate equal to three-month LIBOR plus 8.211 percent.  Dividends on the Farmer Mac II LLC Preferred Stock will be non-cumulative, so dividends that are not declared for a payment date will not accrue.  The Farmer Mac II LLC Preferred Stock is permanent equity of Farmer Mac II LLC and is presented as “Non-controlling interest – preferred stock” within permanent equity on the condensed consolidated balance sheets of Farmer Mac.  Farmer Mac II LLC incurred $8.1 million of direct costs related to the issuance of the Farmer Mac II LLC Preferred Stock, which reduced the amount of non-controlling interest – preferred stock.  The accrual of declared dividends is presented as “Net income attributable to non-controlling interest – preferred stock dividends” on the condensed consolidated statements of operations on a pre-tax basis.  The consolidated tax benefit is included in income tax expense.

Farmer Mac used part of the proceeds from the sale of $250.0 million of the Farmer Mac II LLC Preferred Stock to repurchase and retire all $150.0 million of the outstanding Series B Preferred Stock, which was newly issued during 2008 and reported as Mezzanine Equity on the condensed consolidated balance sheets.

Statutory and Regulatory Capital Requirements

Farmer Mac is subject to, and as of March 31, 2011 was in compliance with, its three statutory and regulatory capital requirements:

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

As of March 31, 2011, Farmer Mac’s minimum and critical capital requirements were $310.1 million and $155.1 million, respectively, and Farmer Mac’s core capital level (common and preferred stock outstanding plus non-controlling interest – preferred stock, additional paid-in-capital and retained earnings) was $478.8 million, $168.7 million above the minimum capital requirement and $323.7 million above the critical capital requirement.  As of December 31, 2010, Farmer Mac’s minimum and critical capital requirements were $301.0 million and $150.5 million, respectively, and its actual core capital level was $460.6 million, $159.6 million above the minimum capital requirement and $310.1 million above the critical capital requirement.

Based on the risk-based capital stress test, Farmer Mac’s risk-based capital requirement as of March 31, 2011 was $41.8 million and Farmer Mac’s regulatory capital (core capital plus the allowance for losses) of $498.3 million exceeded that requirement by approximately $456.5 million.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters” for more information about changes to the risk-based capital stress test applicable to Farmer Mac.

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

Farmer Mac classifies its estimates of fair value for auction-rate certificates (“ARCs”) as level 3 measurements.  Farmer Mac uses unadjusted quotes from a broker specializing in these types of securities to determine the estimated fair value of these investments as of each quarter end.  Farmer Mac believes these quotes are the best indication of fair value as of the measurement date, although there is uncertainty regarding the ability to transact at such levels.  Considering (1) there is no active secondary market for these securities, although limited observable transactions do occasionally occur, (2) price quotes vary significantly among dealers or independent pricing services, if provided at all, and (3) there is little transparency in the price determination, Farmer Mac believes these measurements are appropriately classified as level 3.  Prior to 2010, Farmer Mac used a discounted cash flow model to determine the estimated fair value of these investments as of each quarter end.  The assumptions used in preparing the model include estimates for the amount and timing of future interest and principal payments and the rate of return required by investors to own these securities in the current environment.  In making these assumptions, Farmer Mac considered relevant factors including: the formula for each security that defines the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the underlying student loans are backed by the full faith and credit of the United States; and, publicly available pricing data for student loan asset-backed securities that are not subject to auctions.  Farmer Mac classified these fair value measurements as level 3.

Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets as of the beginning of the quarterly reporting period.  Farmer Mac made no transfers within the fair value hierarchy for the fair value measurements of its investment securities in the first quarter 2011.  Transfers within the fair value hierarchy for the fair value measurements of investment securities in first quarter 2010 are described below.

During first quarter 2010, Farmer Mac transferred its investments in the subordinated debt and preferred stock of CoBank, ACB and its investment in the preferred stock of AgFirst Farm Credit Bank, with par values of $70.0 million, $88.5 million and $88.0 million, respectively, as of December 31, 2009, from level 3 measurements to level 2 measurements.  Taking into consideration its own recently executed trades during first quarter 2010, along with an increase in observable trading activity for these securities, Farmer Mac determined that the best estimates of fair value for these securities as of March 31, 2010 and continuing through March 31, 2011, were the fair values provided by an independent third party pricing service.  Farmer Mac transferred these securities out of level 3 based on their fair values as of the beginning of the first quarter 2010.

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

Farmer Mac made no transfers within the fair value hierarchy for the fair value measurements of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities in the first quarter 2011.  Transfers out of level 3 during first quarter 2010 resulted from the consolidation of certain trusts whereby the underlying assets were no longer reported at fair value on a recurring basis.  Transfers out of level 3 are based on the fair values of the assets as of the beginning of the quarterly reporting period and are described in more detail below.

Upon the adoption of the new accounting guidance on consolidation on January 1, 2010, Farmer Mac was deemed to be the primary beneficiary of certain VIEs where Farmer Mac held beneficial interests in trusts used as vehicles for the securitization of agricultural real estate mortgage loans or rural utilities loans.  Prior to 2010, Farmer Mac presented these beneficial interests as “Farmer Mac Guaranteed Securities” on the condensed consolidated balance sheet and reported them at their fair value.  Upon consolidation, Farmer Mac transferred these assets from “Farmer Mac Guaranteed Securities” to “Loans held for investment in consolidated trusts.”  These loans are reported at their amortized cost and are no longer included in recurring fair value measurements.  Farmer Mac transferred these securities out of level 3 based on their fair values as of the beginning of the first quarter 2010.

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

As of March 31, 2011 and December 31, 2010, the consideration of credit risk related to both Farmer Mac and the counterparties resulted in an adjustment to the valuations of Farmer Mac’s derivative portfolio of $(0.2) million and $(0.4) million, respectively.  See Note 1(c) for further information regarding Farmer Mac’s derivative portfolio.

Nonrecurring Fair Value Measurements and Classification

Loans Held for Sale

Loans held for sale are reported at the lower of cost or fair value in the condensed consolidated balance sheets.  Farmer Mac internally models the fair value of loans by discounting the projected cash flows of these instruments at projected interest rates.  The fair values are based on the present value of expected cash flows using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  The fair values of these instruments are classified as level 3 measurements.  As of March 31, 2011, Farmer Mac recorded an adjustment of $9.7 million to report loans held for sale at the lower of cost or fair value.  As of December 31, 2010, Farmer Mac recorded an adjustment of $8.7 million to report loans held for sale at the lower of cost or fair value.

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

Fair Value Classification and Transfers

As of March 31, 2011, Farmer Mac’s assets and liabilities recorded at fair value include financial instruments valued at $4.7 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 48 percent of the total assets and 69 percent of financial instruments measured at fair value as of March 31, 2011.  As of December 31, 2010, Farmer Mac’s asset and liabilities recorded at fair value included financial instruments valued at $4.6 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 49 percent of the total assets and 71 percent of financial instruments measured at fair value as of December 31, 2010.

The following tables present information about Farmer Mac’s asset and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2011 and December 31, 2010, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value.

Assets and Liabilities Measured at Fair Value as of March 31, 2011

	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$-	$-	$64,539	$64,539
Floating rate asset-backed securities	-	134,184	-	134,184
Floating rate corporate debt securities	-	194,687	-	194,687
Floating rate Government/GSE guaranteed mortgage-backed securities	-	613,549	-	613,549
Fixed rate GSE guaranteed mortgage-backed securities	-	4,403	-	4,403
Floating rate GSE subordinated debt	-	58,969	-	58,969
Fixed rate GSE preferred stock	-	87,527	-	87,527
U.S. Treasuries	808,665	-	-	808,665
Senior agency debt	-	9,999	-	9,999
Total available-for-sale	808,665	1,103,318	64,539	1,976,522
Trading:
Floating rate asset-backed securities	-	-	1,690	1,690
Fixed rate GSE preferred stock	-	86,356	-	86,356
Total trading	-	86,356	1,690	88,046
Total Investment Securities	808,665	1,189,674	66,229	2,064,568
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	-	-	1,429,318	1,429,318
Farmer Mac II	-	-	37,803	37,803
Rural Utilities	-	-	1,442,793	1,442,793
Total Farmer Mac Guaranteed Securities	-	-	2,909,914	2,909,914
USDA Guaranteed Securities:
Available-for-sale	-	-	1,063,540	1,063,540
Trading	-	-	274,561	274,561
Total USDA Guaranteed Securities	-	-	1,338,101	1,338,101
Financial derivatives	2	39,447	-	39,449
Total Assets at fair value	$808,667	$1,229,121	$4,314,244	$6,352,032
Liabilities:
Financial derivatives	$-	$96,149	$1,671	$97,820
Total Liabilities at fair value	$-	$96,149	$1,671	$97,820
Nonrecurring:
Assets:
Loans held for sale	$-	$-	$406,168	$406,168
Loans held for investment	-	-	12,399	12,399
REO	-	-	1,573	1,573
Total Nonrecurring Assets at fair value	$-	$-	$420,140	$420,140

Assets and Liabilities Measured at Fair Value as of December 31, 2010

	Level 1	Level 2	Level 3	Total
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

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended March 31, 2011
					Realized and	Unrealized
					Unrealized	Gains/(Losses)
					Gains/(Losses)	included in Other
	Beginning				included in	Comprehensive		Ending
	Balance	Purchases	Sales	Settlements	Income	Income	Trasnfers In	Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$64,335	$-	$-	$-	$-	$204	$-	$64,539
Trading:
Floating rate asset-backed securities(1)	1,400	-	-	(382)	672	-	-	1,690
Total Investment Securities	65,735	-	-	(382)	672	204	-	66,229
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	942,809	500,000	-	(8)	-	(13,483)	-	1,429,318
Farmer Mac II	37,637	1,023	(964)	(1,360)	-	1,467	-	37,803
Rural Utilities	1,926,818	-	-	(476,401)	-	(7,624)	-	1,442,793
Total Farmer Mac Guaranteed Securities	2,907,264	501,023	(964)	(477,769)	-	(19,640)	-	2,909,914
USDA Guaranteed Securities:
Available-for-sale	1,005,679	116,347	-	(60,835)	-	2,349	-	1,063,540
Trading(2)	311,765	-	-	(35,973)	(1,231)	-	-	274,561
Total USDA Guaranteed Securities	1,317,444	116,347	-	(96,808)	(1,231)	2,349	-	1,338,101
Total Assets at fair value	$4,290,443	$617,370	$(964)	$(574,959)	$(559)	$(17,087)	$-	$4,314,244
Liabilities:
Financial derivatives(3)	$(3,390)	$-	$-	$-	$1,719	$-	$-	$(1,671)
Total Liabilities at fair value	$(3,390)	$-	$-	$-	$1,719	$-	$-	$(1,671)
Nonrecurring:
Assets:
Loans held for sale	$331,076	$-	$-	$(4,617)	$(808)	$-	$80,517	$406,168
Loans held for investment	11,971	-	-	-	(195)	-	623	12,399
REO	1,925	-	-	(32)	(320)	-	-	1,573
Total Nonrecurring Assets at fair value	$344,972	$-	$-	$(4,649)	$(1,323)	$-	$81,140	$420,140

(1)	Unrealized gains are attributable to assets still held as of March 31, 2011 and are recorded in gains on trading assets.
(2)	Includes unrealized losses of $2.5 million attributable to assets still held as of March 31, 2011 that are recorded in gains on trading assets.
(3)	Unrealized gains are attributable to liabilities still held as of March 31, 2011 and are recorded in gains/(losses) on financial derivatives.

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended March 31, 2010

	Beginning Balance	Purchases, Sales, Issuances and Settlements, net	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Net Transfers In and/or Out	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$72,884	$-	$-	$(10,628)	$-	$62,256
Floating rate GSE subordinated debt	47,562	-	-	-	(47,562)	-
Fixed rate GSE preferred stock	89,211	-	-	-	(89,211)	-
Total available-for-sale investment securities	209,657	-	-	(10,628)	(136,773)	62,256
Trading:
Floating rate asset-backed securities(1)	1,824	(236)	(136)	-	-	1,452
Fixed rate GSE preferred stock(2)	88,148	-		-	(88,148)	-
Total trading investment securities	89,972	(236)	(136)	-	(88,148)	1,452
Total investment securities	299,629	(236)	(136)	(10,628)	(224,921)	63,708
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	56,864	(3,757)	-	358	(5,385)	48,080
Farmer Mac II	764,792	(305)	-	(1,611)	(723,184)	39,692
Rural Utilities	1,703,211	-	-	2,944	-	1,706,155
Total available-for-sale	2,524,867	(4,062)	-	1,691	(728,569)	1,793,927
Trading:
Farmer Mac II(2)	422,681	-		-	(422,681)	-
Rural Utilities	451,448	-	-	-	(451,448)	-
Total trading	874,129	-	-	-	(874,129)	-
Total Far6mer Mac Guaranteed Securities	3,398,996	(4,062)	-	1,691	(1,602,698)	1,793,927
USDA Guaranteed Securities:
Available-for-sale	-	52,897	-	5,742	723,184	781,823
Trading	-	(19,858)	5,021	-	422,681	407,844
Total USDA Guaranteed Securities	-	33,039	5,021	5,742	1,145,865	1,189,667
Total Assets at fair value	$3,698,625	$28,741	$4,885	$(3,195)	$(681,754)	$3,047,302
Liabilities:
Financial derivatives(3)	$(3,653)	$-	$62	$-	$-	$(3,591)
Total Liabilities at fair value	$(3,653)	$-	$62	$-	$-	$(3,591)
Nonrecurring:
Assets:
Loans held for sale, at lower of cost or fair value	$28,505	$-	$(2,274)	$-	$59,017	$85,248
Loans held for investment, at fair value	-	-	(84)	-	10,606	10,522
Total Assets at fair value	$28,505	$-	$(2,358)	$-	$69,623	$95,770

(1)	Unrealized losses are attributable to assets still held as of March 31, 2010 and are recorded in gains on trading assets.
(2)	Includes unrealized losses of $1.5 million attributable to assets still held as of March 31, 2010 that are recorded in gains on trading assets.
(3)	Unrealized gains are attributable to liabilities still held as of March 31, 2010 and are recorded in (losses)/gains on financial derivatives.

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

Farmer Mac made no fair value option elections for the three months ended March 31, 2011 and 2010.  For the three months ended March 31, 2011, Farmer Mac recorded net gains on trading assets of $0.6 million for changes in fair values of assets previously selected for the fair value option, compared to net gains of $3.5 million the same period ended March 31, 2010.  These changes in fair value are presented as “Gains/(losses) on trading assets” in the condensed consolidated statements of operations.

Disclosures about Fair Value of Financial Instruments

The following table sets forth the estimated fair values and the carrying amounts for financial assets, liabilities and guarantees and commitments as of March 31, 2011 and December 31, 2010 in accordance with accounting guidance on disclosures about fair value of financial instruments.

	March 31, 2011		December 31, 2010
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$779,443	$779,443	$729,920	$729,920
Investment securities	2,064,568	2,064,568	1,763,329	1,763,329
Farmer Mac Guaranteed Securities	2,909,914	2,909,914	2,907,264	2,907,264
USDA Guaranteed Securities	1,338,101	1,338,101	1,317,444	1,317,444
Loans	2,800,899	2,705,079	2,642,399	2,558,599
Financial derivatives	39,449	39,449	41,492	41,492
Interest receivable	65,576	65,576	90,295	90,295
Guarantee and commitment fees receivable:
LTSPCs	23,593	13,578	14,191	13,666
Farmer Mac Guaranteed Securities	20,738	18,338	19,058	21,086
Financial liabilities:
Notes payable:
Due within one year	4,628,760	4,626,382	4,510,758	4,509,419
Due after one year	3,881,768	3,806,727	3,530,656	3,430,656
Debt securities of consolidated trusts held by third parties	847,847	781,971	883,669	827,411
Financial derivatives	97,820	97,820	113,687	113,687
Accrued interest payable	42,855	42,855	57,131	57,131
Guarantee and commitment obligations:
LTSPCs	22,722	12,707	13,152	12,627
Farmer Mac Guaranteed Securities	18,362	15,961	15,653	17,681

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

Farmer Mac accomplishes its congressional mission of providing liquidity and lending capacity to rural lenders through three programs – Farmer Mac I, Farmer Mac II and Rural Utilities.  Prior to first quarter 2010, Farmer Mac reported its financial results as a single segment using GAAP-basis income.  Beginning in first quarter 2010, Farmer Mac revised its segment financial reporting, by using core earnings, a non-GAAP financial measure, to reflect the manner in which management has begun assessing the Corporation’s performance since the contribution of substantially all of the Farmer Mac II program business to a subsidiary, Farmer Mac II LLC.  Farmer Mac uses core earnings to measure corporate economic performance and develop financial plans because, in management’s view, core earnings more accurately reflects Farmer Mac’s economic performance, transaction economics and business trends.  Core earnings differs from GAAP net income by excluding the effects of fair value accounting guidance, which are not expected to have a permanent effect on capital.  Core earnings also differs from GAAP net income by excluding specified infrequent or unusual transactions that Farmer Mac believes are not indicative of future operating results and that may not reflect the trends and economic financial performance of the Corporation’s core business.  This non-GAAP financial measure may not be similar to non-GAAP financial measures disclosed by other companies.

The financial information presented below reflects the accounts of Farmer Mac and its subsidiaries on a consolidated basis.  Accordingly, the core earnings for Farmer Mac’s reportable operating segments will differ from the stand-alone financial statements of Farmer Mac’s subsidiaries.  These differences will be due to various factors, including the reversal of unrealized gains and losses related to fair value changes of trading assets and financial derivatives, as well as the allocation of certain expenses such as dividends and interest expense related to the issuance of capital and the incurrence of indebtedness managed at the corporate level.  The allocation of general and administrative expenses that are not directly attributable to an operating segment may also result in differences.  The assets of Farmer Mac’s subsidiary Farmer Mac II LLC will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.  As of March 31, 2011, Farmer Mac II LLC held assets with a fair value of $1.4 billion, had debt outstanding of $132.0 million, had preferred stock outstanding with a liquidation preference of $250.0 million, and had $1.0 billion of common stock outstanding all of which is held by Farmer Mac.

Management has determined that the Corporation’s operations consist of three reportable segments – Farmer Mac I, Farmer Mac II and Rural Utilities.  Farmer Mac uses these three segments to generate revenue and manage business risk, and each segment is based on distinct products and distinct business activities.  In addition to these three program operating segments, a corporate segment is presented.  That segment represents activity in Farmer Mac’s liquidity investment portfolio and other corporate activities.  The segment financial results include directly attributable revenues and expenses.  Corporate charges for administrative expenses that are not directly attributable to an operating segment are allocated based on headcount.

Each of the program operating segments generates revenue through purchasing loans or securities, committing to purchase loans, or guaranteeing securities backed by eligible loans.  Purchases of both program assets and assets held in Farmer Mac’s liquidity investment portfolio are funded through debt issuance of various maturities.  Management makes decisions about pricing, funding and guarantee and commitment fee levels based on inherent credit risks, resource allocation and target returns on equity separately for each segment.

Under the Farmer Mac I program, Farmer Mac purchases or commits to purchase eligible mortgage loans secured by first liens on agricultural real estate, including through the issuance of LTSPCs.  Farmer Mac also guarantees securities representing interests in, or obligations secured by, pools of eligible agricultural real estate mortgage loans, and may purchase those securities.

Under the Farmer Mac II program, Farmer Mac II LLC purchases USDA-guaranteed portions of loans, which are presented as “USDA Guaranteed Securities” on the condensed consolidated balance sheets.  Farmer Mac currently operates only that part of the Farmer Mac II program that involves the guarantee of Farmer Mac II Guaranteed Securities to investors other than Farmer Mac or Farmer Mac II LLC.

Under the Rural Utilities program, Farmer Mac’s business activities include loan purchases, guarantees and purchases of securities with respect to eligible rural utilities loans.  To date, all of the business under the Rural Utilities program has been with one lender, CFC, a related party.

The following tables present core earnings for Farmer Mac’s reportable operating segments and a reconciliation to GAAP net income for the three months ended March 31, 2011 and 2010.

Core Earnings by Business Segment
For the Three Months Ended March 31, 2011

					Reconciling	GAAP
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Adjustments	Amounts
	(in thousands)
Interest income (1)	$32,079	$13,665	$13,662	$7,187	$(2,521)	$64,072
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(874)	-	-	-	874	-
Interest expense (2)	(20,278)	(10,998)	(10,660)	(4,140)	9,023	(37,053)
Net effective spread	10,927	2,667	3,002	3,047	7,376	27,019

Guarantee and commitment fees	5,765	53	1,443	-	(874)	6,387
Other income/(expense) (3)	962	46	-	(94)	7,746	8,660
Non-interest income/(loss)	6,727	99	1,443	(94)	6,872	15,047

Provision for loan losses	(1,281)	-	-	-	-	(1,281)

Reserve for losses	1,934	-	-	-	-	1,934
Other non-interest expense	(4,768)	(663)	(1,132)	(2,049)	-	(8,612)
Non-interest expense (4)	(2,834)	(663)	(1,132)	(2,049)	-	(6,678)
Core earnings before income taxes	13,539	2,103	3,313	904	14,248 (5)	34,107
Income tax (expense)/benefit	(4,739)	(736)	(1,160)	2,105	(4,987)	(9,517)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest	8,800	1,367	2,153	3,009	9,261 (5)	24,590
Preferred stock dividends	-	-	-	(720)	-	(720)
Non-controlling interest	-	-	-	(5,547)	-	(5,547)
Segment core earnings	$8,800	$1,367	$2,153	$(3,258)	$9,261 (5)	$18,323

Total assets at carrying value	$3,354,391	$1,393,444	$2,300,792	$2,906,985	$-	$9,955,612
Total principal balance of on- and off-balance sheet program assets	8,197,947	1,402,831	2,235,522	-	-	11,836,300

(1)
Includes reconciling adjustments for yield maintenance income and discount amortization on certain prepaid loans, and amortization of premiums on assets consolidated at fair value to reflect core earnings amounts.

(2)
Based on effective funding cost determined for each operating segment, including the expense related to interest rate swaps, which is included in Gains/ (losses) on financial derivatives on the GAAP financial statements.

(3)
Includes reconciling adjustments for the reclassification of yield maintenance, discount amortization on certain prepaid loans and the expense related to interest rate swaps and fair value adjustments on loans held for sale and financial derivatives and trading assets.  Also includes a reconciling adjustment related to the recognition of deferred gains on certain Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities.

(4)	Includes directly attributable costs and an allocation of indirectly attributable costs based on headcount.
(5)
Net adjustments to reconcile core earnings before income taxes; core earnings before preferred stock dividends and attribution of income to non-controlling  interest; and segment core earnings to corresponding GAAP measures: income before income taxes, net income, and net income available to common stockholders, respectively.

Core Earnings by Business Segment
For the Three Months Ended March 31, 2010
					Reconciling		GAAP
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Adjustments		Amounts
	(in thousands)
Interest income (1)	$28,234	$12,605	$14,401	$6,483	$(991)		$60,732
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(1,467)	-	-	-	1,467		-
Interest expense (2)	(19,624)	(10,458)	(11,742)	(3,626)	8,335		(37,115)
Net effective spread	7,143	2,147	2,659	2,857	8,811		23,617

Guarantee and commitment fees	5,550	301	1,535	-	(1,467)		5,919
Other income/(expense) (3)	886	-	-	(448)	(4,080)		(3,642)
Non-interest income/(loss)	6,436	301	1,535	(448)	(5,547)		2,277

Provision for loan losses	(2,850)	-	-	-	-		(2,850)

Reserve for losses	1,468	-	-	-	-		1,468
Other non-interest expense	(3,059)	(796)	(1,080)	(1,652)	-		(6,587)
Non-interest expense (4)	(1,591)	(796)	(1,080)	(1,652)	-		(5,119)
Core earnings before income taxes	9,138	1,652	3,114	757	3,264	(5)	17,925
Income tax (expense)/benefit	(3,282)	(578)	(1,090)	1,757	(1,143)		(4,336)
Core earnings before preferred stock dividends, attribution of income to non-controlling interest, and loss on retirement of preferred stock	5,856	1,074	2,024	2,514	2,121	(5)	13,589
Preferred stock dividends	-	-	-	(1,970)	-		(1,970)
Non-controlling interest	-	-	-	(4,068)	-		(4,068)
Loss on retirement of preferred stock	-	-	-	-	(5,784)		(5,784)
Segment core earnings	$5,856	$1,074	$2,024	$(3,524)	$(3,663	) (5)	$1,767

Total assets at carrying value	$2,201,000	$1,246,906	$2,250,586	$1,780,673	$-		$7,479,165
Total principal balance of on- and off-balance sheet program assets	7,293,825	1,237,539	2,183,576	-	-		10,714,940

(1)
Includes reconciling adjustments for yield maintenance income and discount amortization on certain prepaid loans, and amortization of premiums on assets consolidated at fair value to reflect core earnings amounts.

(2)
Based on effective funding cost determined for each operating segment, including the expense related to interest rate swaps, which is included in Gains/ (losses) on financial derivatives on the GAAP financial statements.

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

Financial information included in this report is consolidated to include the accounts of Farmer Mac and its subsidiaries, Farmer Mac Mortgage Securities Corporation and Farmer Mac II LLC.  Farmer Mac II LLC was formed as a Delaware limited liability company in December 2009 to operate substantially all of the business related to the Farmer Mac II program – primarily the acquisition of USDA-guaranteed portions.  The business operations of Farmer Mac II LLC began in January 2010.  Since then, Farmer Mac operates only that part of the Farmer Mac II program that involves the issuance of Farmer Mac II Guaranteed Securities to investors other than Farmer Mac or Farmer Mac II LLC.

This discussion and analysis of financial condition and results of operations should be read together with:  (1) the interim unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report; and (2) Farmer Mac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 16, 2011.

On May 10, 2011, Farmer Mac filed with the SEC a report on Form 8-K advising that its 2010 and 2009 consolidated financial statements and its condensed consolidated financial statements for the nine months ended September 30, 2010 and 2009 and for the six months ended June 30, 2010 and 2009 should no longer be relied upon because of incorrect classifications of proceeds from the repayments of certain loans between operating and investing activities on the consolidated statements of cash flows.  These misclassifications have no impact on Farmer Mac’s previously issued condensed consolidated interim or annual consolidated balance sheets, statements of operations or statements of changes in equity and do not affect core earnings, core capital, minimum capital surplus, or total cash flow.  See Note 1(a) to the condensed consolidated financial statements for further information.

The discussion below is not necessarily indicative of future results.

Forward-Looking Statements

Some statements made in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 pertaining to management’s current expectations about Farmer Mac’s future financial results, business prospects and business developments.  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and typically are accompanied by, and identified with, such terms as “anticipates,” “believes,” “expects,” “intends,” “should” and similar phrases.  The following management’s discussion and analysis includes forward-looking statements addressing Farmer Mac’s:

•	prospects for earnings;
•	prospects for growth in loan purchase, guarantee, securitization, and LTSPC volume;
•	trends in net interest income;
•	trends in portfolio credit quality, delinquencies, and provisions for losses;
•	trends in expenses;
•	trends in investment securities;
•	prospects for asset impairments and allowance for losses;
•	changes in capital position; and
•	other business and financial matters.

Management’s expectations for Farmer Mac’s future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties.  Various factors or events could cause Farmer Mac’s actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under “Risk Factors” in Part I, Item 1A of Farmer Mac’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 16, 2011, as well as uncertainties regarding:

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

Overview

Following a successful 2010, Farmer Mac entered 2011 well positioned to continue to fulfill its congressional mission to provide capital and liquidity to rural America.  First quarter results included the addition of $963.8 million of new program business volume and increased GAAP and core earnings compared to the prior year.  Farmer Mac’s GAAP net income available to common stockholders for first quarter 2011 was $18.3 million ($1.72 per diluted common share), compared to $1.8 million ($0.17 per diluted common share) in first quarter 2010.  In addition, Farmer Mac’s core earnings for first quarter 2011 were $9.1 million, up from $5.4 million in first quarter 2010.  First quarter 2011 results benefited from increased outstanding business volume compared to a year earlier, increased net interest income of $27.0 million, compared to $23.6 million in first quarter 2010, and net releases from the allowance for losses of $0.7 million as opposed to provisions of $1.4 million in the prior year.  As of March 31, 2011, Farmer Mac’s excess core capital above its statutory minimum capital requirement was $168.7 million.

Although approximately $976.4 million of AgVantage Securities in both the Farmer Mac I and Rural Utilities business segments matured in first quarter 2011, Farmer Mac’s new business volume for first quarter 2011 totaled $963.8 million, compared to $306.4 million during first quarter 2010.  The increase in new business included the issuance by Metropolitan Life Insurance Company (“MetLife”) of a $500.0 million AgVantage bond held by Farmer Mac on-balance sheet.  This issuance coincided with the maturity of another $500.0 million AgVantage bond issued by MetLife that had been held by third party investors and accounted for as an off-balance sheet guarantee by Farmer Mac.  Although the new MetLife transaction did not increase the overall level of outstanding program volume, it effectively extended the duration of the MetLife AgVantage security that had matured and provides increased future profitability due to the net interest margin earned by Farmer Mac on the new bond being greater than the guarantee fee earned on the prior off-balance sheet guarantee.  Taking into account all the new business volume for the quarter along with the maturities of AgVantage securities and the regularly scheduled principal paydown of loans during the quarter, Farmer Mac’s total outstanding loans, guarantees and commitments was $11.8 billion as of March 31, 2011, compared to $12.2 billion as of December 31, 2010 and $10.7 billion as of March 31, 2010.

As of the end of first quarter 2011, Farmer Mac’s 90-day delinquencies improved compared to both the previous quarter and the prior year.  Historically, from quarter to quarter, Farmer Mac’s 90-day delinquencies have fluctuated, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the annual (January 1st) and semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans.  As of the end of first quarter 2011, 90-day delinquencies were $57.3 million (1.33 percent), uncharacteristically lower than the $70.2 million (1.63 percent) level as of December 31, 2010.  Additionally, the March 31, 2011 90-day delinquencies were also down compared to the year earlier level of $70.4 million (1.64 percent).  Notably, as of March 31, 2011, there were no 90-day delinquencies in Farmer Mac’s portfolio of ethanol facility loans, a segment of the portfolio that has included heightened levels of delinquencies for several years.

When analyzing delinquencies of its program business, Farmer Mac takes into account more than the Farmer Mac I agricultural loan delinquency percentages provided above.  The total program business includes AgVantage securities and rural utilities loans, neither of which have any delinquencies, and the USDA Guaranteed Securities and USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities, which are backed by the full faith and credit of the United States.  When these are included in the calculation, the overall level of 90-day delinquent loans in Farmer Mac’s programs is 0.48 percent.

Critical Accounting Policies and Estimates

The preparation of Farmer Mac’s condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related notes for the periods presented.  Actual results could differ from those estimates.  The critical accounting policies that are both important to the portrayal of Farmer Mac’s financial condition and results of operations and require complex, subjective judgments are the accounting policies for:  (1) the allowance for losses, (2) fair value measurement, and (3) other-than-temporary impairment.

For a discussion of Farmer Mac’s critical accounting policies related to the allowance for losses, fair value measurement and other-than-temporary impairment and the related use of estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related notes for the periods presented, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 16, 2011.

Results of Operations

Farmer Mac’s net income available to common stockholders for first quarter 2011 was $18.3 million or $1.72 per diluted common share, compared to net income of $1.8 million or $0.17 per diluted common share for first quarter 2010.  Farmer Mac’s core earnings were $9.1 million or $0.85 per diluted common share for first quarter 2011, compared to $5.4 million or $0.54 per diluted common share for first quarter 2010.

Farmer Mac uses core earnings to measure corporate economic performance and develop financial plans because, in management’s view, core earnings more accurately reflects Farmer Mac’s economic performance, transaction economics and business trends.  Core earnings differs from GAAP net income by excluding the effects of fair value accounting guidance, which are not expected to have a permanent effect on capital.  Core earnings also differs from GAAP net income by excluding specified infrequent or unusual transactions that Farmer Mac believes are not indicative of future operating results and that may not reflect the trends and economic financial performance of the Corporation’s core business.  Farmer Mac’s disclosure of this non-GAAP measure is not intended to replace GAAP information but, rather, to supplement it.  A reconciliation of Farmer Mac’s GAAP net income available to common stockholders to core earnings is presented in the following table, and the reconciling items are described in more detail below the table.

Reconciliation of GAAP Net Income Available to Common Stockholders to Core Earnings
	For the Three Months Ended
	March 31, 2011		March 31, 2010
		Per Diluted		Per Diluted
		Share		Share
	(in thousands, except per share amounts)
GAAP net income available to common stockholders	$18,323	$1.72	$1,767	$0.17
Less the net of tax effects of:
Unrealized gains on financial derivatives	8,980	0.84	1,887	0.19
Unrealized gains on trading assets	852	0.08	2,188	0.21
Amortization of premiums on assets consolidated at fair value	(1,703)	(0.16)	(682)	(0.07)
Recognition of deferred gains related to certain Farmer Mac II USDA Guaranteed Securities Guaranteed Securities and USDA Guaranteed Securities	2,003	0.19	-	-
Net effects of settlements on agency forward contracts	(346)	(0.03)	206	0.02
Lower of cost or fair value adjustment on loans held for sale	(525)	(0.05)	(1,478)	(0.15)
Issuance costs on the retirement of preferred stock	-	-	(5,784)	(0.57)
Core earnings	$9,062	$0.85	$5,430	$0.54

Farmer Mac excludes the after-tax effect of unrealized gains/(losses) resulting from changes in the fair values of financial derivatives and trading assets from core earnings.  Changes in the fair values of financial derivatives and trading assets have historically contributed significant volatility to Farmer Mac’s periodic GAAP earnings.  Consistent with that trend, Farmer Mac recorded unrealized gains of $13.8 million ($9.0 million after-tax) for fair value changes on its financial derivatives in first quarter 2011, compared to unrealized gains of $2.9 million ($1.9 million after-tax) in first quarter 2010.  Fair value gains on trading assets totaled $1.3 million ($0.9 million after-tax) for first quarter 2011, compared to gains of $3.4 million ($2.2 million after-tax) for first quarter 2010.  While these volatile changes in fair values of derivatives and trading assets may at times produce significant income, they may also produce significant losses.  Future changes in those values cannot be reliably predicted; however, as of March 31, 2011, the cumulative fair value of after-tax losses recorded on financial derivatives was $37.9 million.  Over time, Farmer Mac will realize in earnings the net effect of the cash settlements on its interest rate swap contracts, which may on its own produce either income or expense, but is expected to generate positive effective net spread when combined with the interest received and paid on the assets and liabilities Farmer Mac holds on its balance sheet.  This positive effective net spread will continue to build retained earnings and capital over time.  Although the unrealized fair value fluctuations experienced throughout the term of the financial derivatives will temporarily impact earnings and capital, those fluctuations are not expected to have any permanent effect if the financial derivatives are held to maturity, as is expected.

Farmer Mac also excludes from core earnings amortization of premiums on assets consolidated at fair value.  Upon the adoption of accounting guidance on consolidation on January 1, 2010, Farmer Mac determined itself to be the primary beneficiary of VIEs where Farmer Mac held beneficial interests in trusts used as vehicles for the securitization of rural utilities loans.  Upon consolidation, Farmer Mac transferred these assets from “Farmer Mac Guaranteed Securities” to “Loans held for investment in consolidated trusts” on its condensed consolidated balance sheet.  Farmer Mac transferred these assets at their fair value, which resulted in an unamortized premium of $42.7 million.  This premium is being amortized over the contractual lives of the underlying loans.

In January 2010, Farmer Mac contributed substantially all of the assets, in excess of $1.1 billion, comprising the Farmer Mac II program to a subsidiary, Farmer Mac II LLC.  Farmer Mac transferred these assets at their fair value, which resulted in an unamortized premium of $39.1 million being recorded by Farmer Mac II LLC.  This premium is being amortized over the estimated remaining lives of the USDA-guaranteed portions.  The after-tax effect of this premium, along with the premium described above, is excluded from Farmer Mac’s core earnings.

At the time of transfer of the assets to Farmer Mac II LLC, Farmer Mac had after-tax unrealized gains of $7.0 million recorded in accumulated other comprehensive income related to fair value changes of Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities designated as available-for-sale.  In first quarter 2011, Farmer Mac reclassified $3.1 million of these gains ($2.0 million after-tax) into earnings as a result of actual maturities and prepayments experienced on the underlying USDA-guaranteed portions.  These gains are presented as “Other income” on the condensed consolidated statements of operations.  Going forward, Farmer Mac will recognize in earnings the remainder of these deferred gains over the estimated remaining lives of the USDA-guaranteed portions.  These gains, along with the premium amortization described above, are excluded from Farmer Mac’s core earnings because they will have no economic effect on Farmer Mac’s financial performance if the assets are held to maturity, as is expected.

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

Unrealized gains and losses recorded to adjust the carrying value of loans held for sale to the lower of cost or fair value are also excluded from core earnings.  Farmer Mac recorded losses of $0.8 million ($0.5 million after-tax) in first quarter 2011, compared to losses of $2.3 million ($1.5 million after-tax) in first quarter 2010.  The after-tax net effect of these losses is omitted from Farmer Mac’s core earnings.

Farmer Mac repurchased and retired all of the outstanding shares of Series B preferred stock with proceeds from the $250.0 million Farmer Mac II LLC Preferred Stock issued in January 2010.  As a result of the repurchase, Farmer Mac wrote off $5.8 million of deferred issuance costs related to the Series B preferred stock.  This write-off is presented as “Loss on retirement of preferred stock” on the condensed consolidated statements of operations and is excluded from Farmer Mac’s core earnings.

The following sections provide more detail regarding specific components of Farmer Mac’s results of operations.

Net Interest Income.  Net interest income for the three months ended March 31, 2011 was $27.0 million, compared to $23.6 million for the same period during 2010.  Net interest income includes guarantee fees related to certain Farmer Mac Guaranteed Securities with beneficial interests owned by third party investors.  For the three months ended March 31, 2011, these guarantee fees resulted in an increase in net interest income of $0.9 million and a decrease in the net interest yield of 7 basis points, compared to an increase of $1.5 million and a decrease in net interest yield of 22 basis points for the three months ended March 31, 2010.  The decrease in the net interest yield is the result of the average rate earned on guarantee fees being lower than the net interest spread earned on assets Farmer Mac purchases and holds on-balance sheet.  Excluding the impacts of these guarantee fees, the net interest yield was 125 basis points for the three months ended March 31, 2011, compared to 157 basis points for the three months ended March 31, 2010.

The following table provides information regarding interest-earning assets and funding for the three months ended March 31, 2011 and 2010.  The balance of non-accruing loans is included in the average balance of interest-earning loans and Farmer Mac Guaranteed Securities and USDA Guaranteed Securities presented, though the related income is accounted for on the cash basis.  Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly.  The balance of consolidated loans with beneficial interests owned by third parties is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities.  The interest income and expense associated with these trusts are shown net in the net effect of consolidated trusts.  The average rate earned on cash and investments reflects lower short-term market rates during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The lower average rate on loans, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities during the three months ended March 31, 2011 reflects the decline in market rates reflected in the rates on loans acquired or reset during the past year.  The lower average rate on Farmer Mac’s notes payable due within one year is consistent with general trends in average short-term rates during the periods presented.  The downward trend in the average rate on notes payable due after one year reflects the retirement of older debt and the issuance of new debt at lower market rates.

	For the Three Months Ended
	March 31, 2011			March 31, 2010
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$2,309,187	$7,187	1.24%	$1,498,805	$6,483	1.73%
Loans, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities (1)	6,044,221	46,964	3.11%	4,147,754	35,851	3.46%
Total interest-earning assets	$8,353,408	$54,151	2.59%	$5,646,559	$42,334	3.00%
Funding:
Notes payable due within one year	$3,746,828	$2,436	0.26%	$3,180,005	$2,816	0.35%
Notes payable due after one year (2)	4,205,213	25,570	2.43%	2,105,604	17,368	3.30%
Total interest-bearing liabilities (3)	7,952,041	28,006	1.41%	5,285,609	20,184	1.53%
Net non-interest-bearing funding	401,367	-		360,950	-
Total funding	8,353,408	28,006	1.34%	5,646,559	20,184	1.43%
Net interest income/yield prior to consolidation of certain trusts	8,353,408	26,145	1.25%	5,646,559	22,150	1.57%
Net effect of consolidated trusts (4)	791,313	874	0.44%	1,367,723	1,467	0.43%
Adjusted net interest income/yield	$9,144,721	$27,019	1.18%	$7,014,282	$23,617	1.35%

(1)	Excludes interest income of $9.9 million and $18.4 million in 2011 and 2010, respectively, related to consolidated trusts with beneficial interests owned by third parties.
(2)	Includes current portion of long-term notes.
(3)	Excludes interest expense of $9.0 million and $16.9 million in 2011 and 2010, respectively, related to consolidated trusts with beneficial interests owned by third parties.
(4)	Includes the effect of consolidated trusts with beneficial interests owned by third party investors.

The following table sets forth information regarding the changes in the components of Farmer Mac’s net interest income for the periods indicated.  For each category, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume).  Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size.  The decreases in income due to changes in rate reflect the reset of variable-rate investments and adjustable-rate mortgages to lower rates and the acquisition of new lower-yielding investments, loans and Farmer Mac Guaranteed Securities and USDA Guaranteed Securities, as described above.  The decreases in expense reflect the decreased cost of funding due to lower interest rates in the debt markets.

	For the Three Months Ended March 31, 2011
	Compared to the Three Months Ended
	March 31, 2010
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$(38,089)	$38,793	$704
Loans, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	(92,923)	104,036	11,113
Total	(131,012)	142,829	11,817
Expense from interest-bearing liabilities	(42,465)	50,287	7,822
Change in net interest income prior to consolidation of certain trusts (1)	$(88,547)	$92,542	$3,995

(1)	Excludes the effect of consolidated trusts with beneficial interests owned by third parties.

In addition to the guarantee fees described above, the net interest yield includes yield maintenance payments received upon the early payoff of certain borrowers’ loans and the amortization of premiums on assets consolidated at fair value and excludes the accrual of income and expense related to the payments on financial derivatives.  The following paragraphs describe the effects of these items on the net interest yield and the table below presents them as adjustments to reconcile to the net effective spread Farmer Mac earns on the difference between its interest-earning assets and its net funding costs, including payments for income and expense related to financial derivatives.

Farmer Mac uses interest rate swap contracts to manage its interest rate risk exposure by modifying the interest rate reset or maturity characteristics of certain assets and liabilities.  Farmer Mac accounts for its financial derivatives as undesignated financial derivatives.  Accordingly, the Corporation records the income or expense related to financial derivatives as gains and losses on financial derivatives.  For the three months ended March 31, 2011, this increased the net interest yield by $9.0 million (43 basis points), compared to $8.3 million (59 basis points) for the three months ended March 31, 2010.

Farmer Mac’s net interest income and net interest yields for the three months ended March 31, 2011 and 2010 included the benefits of yield maintenance payments of $0.1 million (less than 1 basis point) and $0.1 million (less than 1 basis point), respectively.  Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans.  Because the timing and size of these payments vary greatly, variations do not necessarily indicate positive or negative trends to gauge future financial results.

Upon the adoption of accounting guidance on consolidation on January 1, 2010, Farmer Mac determined itself to be the primary beneficiary of certain VIEs where Farmer Mac held beneficial interests in trusts used as vehicles for the securitization of agricultural real estate mortgage loans or rural utilities loans.  Upon consolidation, Farmer Mac reclassified these assets from “Farmer Mac Guaranteed Securities” to “Loans held for investment in consolidated trusts” on the condensed consolidated balance sheet.  The reclassified assets on January 1, 2010 included Farmer Mac Guaranteed Securities – Rural Utilities with an unpaid principal balance of $412.9 million and a fair value of $455.6 million.  Farmer Mac was reporting these assets at their fair values, with changes in fair value recorded in earnings, based on its election of the fair value option in 2008.  Upon consolidation of the underlying rural utilities loans, Farmer Mac reclassified the unrealized gain of $42.7 million as of January 1, 2010 to unamortized premiums on loans held for investment.  The related premium is being amortized over the contractual lives of the underlying rural utilities loans.

On January 25, 2010, Farmer Mac contributed substantially all of the assets, in excess of $1.1 billion, comprising the Farmer Mac II program to Farmer Mac’s subsidiary, Farmer Mac II LLC.  Farmer Mac transferred these assets at their fair value which resulted in an unamortized premium of $39.1 million being recorded by Farmer Mac II LLC.  This premium is being amortized over the estimated remaining lives of the USDA-guaranteed portions.

Farmer Mac’s net interest income and net interest yield for the three months ended March 31, 2011 include expenses of $2.6 million (13 basis points) and $1.0 million (7 basis points), respectively, related to the amortization of the premiums described above.

The following table presents the net effective spread between Farmer Mac’s interest-earning assets and its net funding costs.  This spread is measured by including income or expense related to financial derivatives and subtracting yield maintenance payments and the amortization of premiums on assets consolidated at fair value.  For first quarter 2011, new on-balance sheet program volume added throughout 2010 and 2011 increased Farmer Mac’s net effective spread to $19.6 million, up from $14.8 million in first quarter 2010.  However, the net yield was reduced to 0.94 percent from 1.05 percent.  That entire 11 basis point decrease in yield is attributable to the addition of lower yielding assets in Farmer Mac’s liquidity investment portfolio, primarily U.S. Treasuries, which have a negative net yield but offer a source of contingent liquidity.  See Note 8 to the condensed consolidated financial statements for more information regarding net effective spread for Farmer Mac’s individual business segments.

	For the Three Months Ended
	March 31, 2011		March 31, 2010
	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income/yield
prior to consolidation of certain trusts	$26,145	1.25%	$22,150	1.57%
Expense related to financial derivatives	(9,023)	-0.43%	(8,335)	-0.59%
Yield maintenance payments	(99)	0.00%	(57)	0.00%
Amortization of premiums on assets consolidated at fair value	2,620	0.12%	1,048	0.07%
Net effective spread	$19,643	0.94%	$14,806	1.05%

Provision for Loan Losses.  During the three months ended March 31, 2011, Farmer Mac recorded provisions to its allowance for loan losses of $1.3 million, compared to provisions of $2.9 million for the three months ended March 31, 2010.  In first quarter 2011, Farmer Mac purchased two defaulted loans pursuant to the terms of an LTSPC agreement.  This resulted in the reclassification of $1.8 million of specific allowance, which had been recorded in fourth quarter 2010, from the reserve for losses to the allowance for loan losses.  This provision was partially offset by a decline in Farmer Mac’s general loan loss allowance related to its exposure to the ethanol industry.

The provisions to the allowance for loan losses during the first three months of 2010 included the reclassification of $2.0 million from the reserve for losses as a result of the consolidation of certain VIEs with beneficial interests owned by third party investors.  As of March 31, 2011, Farmer Mac’s total allowance for loan losses was $11.1 million, compared to $9.8 million as of December 31, 2010 and $9.1 million as of March 31, 2010.  See “—Risk Management—Credit Risk – Loans.”

Provision for Losses.  During the three months ended March 31, 2011, Farmer Mac recorded releases from its reserve for losses of $1.9 million, compared to releases of $1.5 million for the three months ended March 31, 2010.  The releases from the reserve for losses in first quarter 2011 resulted primarily from the reclassification of the $1.8 million specific allowance described above.

The net releases recorded during the three months ended March 31, 2010 included the reclassification of $2.0 million from the reserve for losses to the allowance for loan losses upon adoption of accounting guidance on consolidation in first quarter 2010.  As of March 31, 2011, Farmer Mac’s reserve for losses was $8.4 million, compared to $10.3 million as of December 31, 2010 and $6.4 million as of March 31, 2010.  See “—Risk Management—Credit Risk – Loans.”

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, were $6.4 million for first quarter 2011, compared to $5.9 million for first quarter 2010.  Guarantee and commitment fees for the three months ended March 31, 2011 and 2010 reflect the reclassification of $0.9 million and $1.5 million, respectively, to net interest income related to Farmer Mac Guaranteed Securities previously reported as off-balance sheet as a result of the adoption of accounting guidance on consolidation.

Gains and Losses on Financial Derivatives.  Farmer Mac accounts for its financial derivatives as undesignated financial derivatives and does not apply hedge accounting.  The net effect of gains and losses on financial derivatives for the three months ended March 31, 2011 was a net gain of $4.0 million, compared to a net loss of $5.8 million for the three months ended March 31, 2010.  The components of gains and losses on financial derivatives for the three months ended March 31, 2011 and 2010 are summarized in the following table:

	For the Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands)
Realized:
Expense related to financial derivatives	$(9,023)	$(8,335)
Losses due to terminations or net settlements	(796)	(329)
Unrealized gains due to fair value changes	13,824	2,894
Amortization of financial derivatives transition adjustment	-	(34)
Gains/(losses) on financial derivatives	$4,005	$(5,804)

The accrual of periodic cash settlements for interest paid or received from Farmer Mac’s interest rate swap contracts is shown as expense related to financial derivatives in the table above.  Payments or receipts to terminate derivative positions or net cash settle forward sales contracts on the debt of other GSEs and U.S. Treasury futures are included in losses due to terminations or net settlements.  Changes in the fair value of Farmer Mac’s open derivative positions are captured in unrealized gains/(losses) due to fair value changes and are primarily the result of fluctuations in market interest rates.  The amortization of the financial derivatives transition adjustment reflects the reclassification into earnings of the unrealized gains/(losses) on financial derivatives included in accumulated other comprehensive income as a result of the adoption of accounting guidance on derivatives.  Farmer Mac reclassified the remaining derivatives transition adjustment into earnings during 2010.

For the three months ended March 31, 2011 and 2010, Farmer Mac was a party to interest rate swap contracts with one related party, Zions First National Bank.  Farmer Mac realized expenses of $0.5 million and $0.8 million for three months ended March 31, 2011 and 2010, respectively, related to these interest rate swap contracts.  Farmer Mac recognized unrealized gains of $1.7 million and $0.1 million, respectively, for first quarter 2011 and first quarter 2010 due to changes in the fair value of these interest rate swap contracts.

Gains on Trading Assets.  During the three months ended March 31, 2011 and 2010, Farmer Mac recognized gains on trading assets of $1.3 million and $3.4 million, respectively.  During first quarter 2010, Farmer Mac changed its primary source of valuation for its investment in the preferred stock of AgFirst Farm Credit Bank.  Taking into consideration its own recently executed trades during first quarter 2010, along with an increase in observable trading activity for this and similar securities, Farmer Mac determined that the best estimates of fair value for this security as of March 31, 2010, and continuing through March 31, 2011, were the fair values provided by an independent third party pricing service.  For the three months ended March 31, 2011, Farmer Mac recorded $1.9 million of trading gains related to the change in the fair value of its investment in AgFirst Farm Credit Bank preferred stock.

During first quarter 2011, Farmer Mac also recorded trading losses of $1.2 million related to the change in the fair value of the USDA Guaranteed Securities contributed to its subsidiary, Farmer Mac II LLC, which had previously been selected for the fair value option.  Of the total $1.3 million of unrealized gains recognized on trading assets during first quarter 2011, $0.6 million relate to assets selected for the fair value option.

Farmer Mac made no fair value option elections during the three months ended March 31, 2011 and 2010.

Gains on Sale of Available-for-Sale Investment Securities.  Farmer Mac realized net gains of $0.2 million on sales of investment securities from its available-for-sale portfolio in both first quarter 2011 and first quarter 2010.

Lower of Cost or Fair Value Adjustment on Loans Held for Sale.  During first quarter 2011 and first quarter 2010, Farmer Mac recorded unrealized losses of $0.8 million and $2.3 million, respectively, to adjust the carrying value of loans held for sale to their estimated fair value.  The unrealized losses recorded during first quarter 2010 and continuing through first quarter 2011 were primarily the result of a larger portfolio of rural utilities loans held for sale.

Other Income.  For first quarter 2011 and first quarter 2010, other income totaled $3.9 million and $0.8 million, respectively.  The increase in first quarter 2011 was due to the recognition of $3.1 million of gains previously deferred in accumulated other comprehensive income related to fair value changes of certain Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities contributed to Farmer Mac II LLC in January 2010.

Compensation and Employee Benefits. Compensation and employee benefits were $4.5 million and $3.5 million for first quarter 2011 and first quarter 2010, respectively.  The increase in 2011 compared to 2010 was due to increased employee headcount, increased costs for employee insurance and higher accruals for employee incentive compensation.

General and Administrative Expenses.  General and administrative expenses, including legal, independent audit, and consulting fees, were $2.3 million for first quarter 2011, compared to $2.5 million first quarter 2010.  The higher level of expenses in 2010 compared to 2011 was primarily attributable to legal and consulting fees related to the development of Farmer Mac programs and related transactions.

Other Expense.  During first quarter 2011, Farmer Mac recorded $0.9 million of expense related to the termination of an agreement with a third-party that previously provided services related to loan and security administration for certain Farmer Mac I assets.  Farmer Mac incurred no comparable termination charge in prior periods.  During 2010, Farmer Mac paid $0.5 million in fees to the third-party service provider.  Farmer Mac is currently performing those services in-house and expects to continue to do so in the future.

Regulatory Fees.  Regulatory fees for the three months ended March 31, 2011 and 2010 were $0.6 million.  FCA has advised Farmer Mac that its estimated fees for the federal fiscal year ending September 30, 2011 will be $2.3 million, compared to $2.3 million for the federal fiscal year ended September 30, 2010.  After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.

Income Tax Expense.  Income tax expense totaled $9.5 million for first quarter 2011, compared to $4.3 million for first quarter 2010.  Income tax expense increased primarily due to the increase in pre-tax book income.  Farmer Mac’s effective tax rates for first quarter 2011 and 2010 were 27.9 percent and 24.2 percent, respectively.  The effective tax rate varies from the statutory federal rate of 35% primarily due to the income attributed to the non-controlling interest in Farmer Mac II LLC, for which Farmer Mac does not accrue income tax expense and the tax benefit received from the Corporation’s dividend received deduction for both periods.

Business Volume.  During first quarter 2011, Farmer Mac added $1.0 billion of new program volume in the form of:

•	purchases of $211.9 million of Farmer Mac I loans, including a $87.0 million portfolio of current seasoned loans from one seller;
•	purchases of $500.0 million of Farmer Mac I AgVantage securities;
•	the placement of $54.2 million of Farmer Mac I loans under LTSPCs;
•	purchases of $117.3 million of USDA-guaranteed portions of loans; and
•	purchases of $80.5 million of rural utilities loans.

Farmer Mac’s outstanding program volume was $11.8 billion as of March 31, 2011, a net decrease of $380.4 million from December 31, 2010.  This decrease was primarily the result of $976.4 million of AgVantage bonds maturing in first quarter 2011, $500.0 million of which was replaced by a new series of on-balance sheet AgVantage securities issued by MetLife and scheduled to mature in 2016.  Excluding AgVantage activity, new program volume outpaced principal paydowns on outstanding loans, USDA Guaranteed Securities, loans and USDA-guaranteed portions underlying Farmer Mac Guaranteed Securities, and loans underlying LTSPCs.

The following table sets forth Farmer Mac I, Farmer Mac II and Rural Utilities loan purchase, LTSPC and guarantee activities for newly originated and current seasoned loans during the periods indicated:

Farmer Mac Loan Purchases, Guarantees and LTSPCs
	For the Three Months Ended
	March 31,	March 31,
	2011	2010
	(in thousands)
Farmer Mac I:
Loans	$211,899	$77,948
LTSPCs	54,152	77,143
Farmer Mac Guaranteed Securities - AgVantage	500,000	-
Farmer Mac II:
USDA Guaranteed Securities	116,230	92,288
Farmer Mac Guaranteed Securities	1,023	-
Rural Utilities:
Loans	80,517	59,018
Farmer Mac Guaranteed Securities - AgVantage	-	-
Total purchases, guarantees and commitments	$963,821	$306,397

The outstanding principal balance of loans held, loans underlying LTSPCs and on- and off-balance sheet Farmer Mac Guaranteed Securities, and USDA Guaranteed Securities was $11.8 billion as of March 31, 2011 and $12.2 billion as of December 31, 2010.  The following table sets forth information regarding those outstanding balances as of the dates indicated:

Outstanding Balance of Loans, Loans Underlying Farmer Mac
Guaranteed Securities and LTSPCs, and USDA Guaranteed Securities
	March 31,	December 31,
	2011	2010
	(in thousands)
On-balance sheet:
Farmer Mac I:
Loans	$1,092,831	$972,206
Loans held in trusts:
Beneficial interests owned by Farmer Mac	1,400	3,697
Beneficial interests owned by third party investors	779,543	821,411
Farmer Mac Guaranteed Securities - AgVantage	1,441,500	941,500
Farmer Mac II:
USDA Guaranteed Securities	1,319,033	1,297,439
Farmer Mac Guaranteed Securities	38,522	39,856
Rural Utilities:
Loans	415,863	339,963
Loans held in trusts:
Beneficial interests owned by Farmer Mac	393,572	400,228
Farmer Mac Guaranteed Securities - AgVantage	1,410,800	1,887,200
Total on-balance sheet	$6,893,064	$6,703,500

Off-balance sheet:
Farmer Mac I:
Farmer Mac Guaranteed Securities - AgVantage	$2,445,000	$2,945,000
LTSPCs	1,712,791	1,754,597
Farmer Mac Guaranteed Securities	724,882	750,217
Farmer Mac II:
Farmer Mac Guaranteed Securities	45,276	48,103
Rural Utilities:
Farmer Mac Guaranteed Securities - AgVantage	15,287	15,292
Total off-balance sheet	$4,943,236	$5,513,209
Total	$11,836,300	$12,216,709

Of the $11.8 billion outstanding principal balance of volume included in Farmer Mac’s three programs as of March 31, 2011, $5.3 billion are Farmer Mac Guaranteed Securities structured as AgVantage securities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Unlike business volume in the form of purchased loans and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, the Farmer Mac Guaranteed Securities structured as AgVantage securities do not pay down principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due.

The following table summarizes by maturity date the outstanding principal amount of AgVantage securities as of March 31, 2011.

AgVantage Balances by Year of Maturity
As of
March 31, 2011
(in thousands)
2011	$1,477,000
2012	497,000
2013	207,250
2014	760,900
2015	550,250
Thereafter	1,820,187
Total	$5,312,587

Of the AgVantage securities maturing during the remainder of 2011, $1.0 billion issued by MetLife matures in July 2011 and $475.0 million issued by M&I Bank matures in August 2011, both of which are off-balance sheet guarantees of Farmer Mac.  If the issuer of a maturing AgVantage security does not issue a new series of AgVantage securities to replace the maturing securities, and Farmer Mac does not find alternate sources of business volume, the Corporation’s income could be adversely affected.  However, the income effect of less AgVantage business, particularly off-balance sheet transactions, may not be material and will likely not be proportional to the amount of any decrease in business volume as a result of the maturity of AgVantage securities.

The weighted-average ages of the Farmer Mac I newly originated and current seasoned loans purchased during first quarter 2011 was 2.4 years and during first quarter 2010 was less than one month.  Of the Farmer Mac I newly originated and current seasoned loans purchased during first quarter 2011 and first quarter 2010, 58 percent and 70 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 15.5 years and 15.6 years, respectively.

As part of fulfilling its guarantee obligations for Farmer Mac I Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90 days delinquent or in material non-monetary default at the time of purchase, out of the loan pools underlying those securities and LTSPCs, and records the purchased loans as such on its balance sheet.  The purchase price for defaulted loans purchased out of Farmer Mac I Guaranteed Securities is the current outstanding principal balance of the loan plus accrued and unpaid interest.  The purchase price for defaulted loans purchased under an LTSPC is the then-current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loans payable out of any future loan payments or liquidation proceeds as received.  The purchase price of a defaulted loan is not an indicator of the expected loss on that loan; many other factors affect expected loss, if any, on loans so purchased.  The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during first quarter 2011 and first quarter 2010 was 4.1 years and 4.2 years, respectively.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 16, 2011.

The following table presents Farmer Mac’s loan purchases of newly originated and current seasoned loans and defaulted loans purchased underlying Farmer Mac I Guaranteed Securities and LTSPCs:

	For the Three Months Ended
	March 31,	March 31,
	2011	2010
	(in thousands)
Farmer Mac I newly originated and current seasoned loan purchases	$211,899	$77,948
Defaulted loans purchased underlying Farmer Mac I Guaranteed Securities owned by third party investors	1,369	2,323
Defaulted loans purchased underlying LTSPCs	15,556	167
Total loan purchases	$228,824	$80,438

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

The assets of Farmer Mac II LLC will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.  As of March 31, 2011, Farmer Mac II LLC held assets with a fair value of $1.4 billion, had debt outstanding of $132.0 million, had preferred stock outstanding with a liquidation preference of $250.0 million, and had $1.0 billion of common stock outstanding held by Farmer Mac.  For more information about the formation and operations of Farmer Mac II LLC and the features of the preferred stock issued by Farmer Mac II LLC in January 2010, see Notes 3, 6 and 8 to the condensed consolidated financial statements.

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

The agricultural sector is made up of diverse industries that respond in different ways to changes in economic conditions.  Those industries often are affected differently, sometimes positively and sometimes negatively, by prevailing economic conditions, which results in cycles where one or more industries may be under stress at any one time.  These industries are also affected by commodity inventories, largely as a result of weather patterns and harvest conditions.  During 2010, for example, volatility increased for corn and soybean prices as the harvest occurred, which reflected a reduced crop from what the USDA and other sources had forecasted shortly before the harvest.  The price increase of feed grains is positive for producers of these commodities, but also will put pressure on profit margins in the protein sector (including dairy).  The significant operating losses experienced during 2009 and 2010 in the dairy sector have been reduced, but prevailing feed grain prices are expected to take a toll on the recovery, which could lead to higher delinquencies and additional provisions for losses in the Farmer Mac portfolio.

Farmer Mac’s support of the renewable energy sector is centered in ethanol production, an industry that has not yet become consistently profitable.  Ethanol margins tightened during the first three quarters of 2010 with the last quarter providing improved profit opportunities that have continued through first quarter 2011.  Federal support of this industry, in the form of an excise tax credit and an import tariff, were set to expire at the end of 2010 but were renewed by Congress for one additional year at their existing levels.  Additionally, the Environmental Protection Agency approved the use of E15 (a blend of gasoline and ethanol) in vehicle model years 2001 and newer, but it is likely that the cost of implementing new fuel tanks and pumps will make adoption slow.  Due to the high cost of corn and volatile oil prices, ethanol profits will remain highly variable and the support for the ethanol industry itself will continue to be debated.

Conditions in the agricultural sector during 2010 and first quarter 2011 were more stable than the national economy in general, but agriculture was not completely insulated from the effects of the economic downturn and remained subject to traditional commodity price cycles and national agricultural and energy policy reconsideration.  In addition, producers that rely on non-farm sources of income as a significant percentage of overall income may experience stress if the weakness in the general economy persists.  Farmer Mac will continue to closely monitor developments in industries and geographic areas experiencing stress.  The cyclical credit issues related to the agricultural sector are expected to remain within Farmer Mac’s historical experience.

With respect to the agricultural operating and lending markets, recent farmland sales have reflected the continued strong profits earned by the growers of feed grains (corn, soybeans and wheat), who are most typically located in the Midwest, with land values in that geographic area rapidly increasing.  Land values outside the Midwest have also generally increased, though land that has traditionally had a value component tied to long term development uses other than agriculture has shown decline.  While this is true of agricultural land values generally, the development value impact in Farmer Mac’s agricultural loan portfolio is not significant.  Farmer Mac generally expects changes in regional farmland values to remain related to the landowner’s profitability from the commodities produced, with land values in the Midwest expected to continue on a strong upward trend in the near term.  However, volatility in demand for commodities (including as a result of global economic cycles) can result in volatility in land values, as the value of land used to produce a particular commodity may increase or decrease in response to perceived increases or decreases in profitability in the industry for the commodity.  A cycle of reduced demand for a particular commodity can negatively affect a producer’s profitability and ability to repay debt and also have a corresponding negative effect on land values.  Farmer Mac continues to closely monitor land value trends and the underlying economic effects within the marketplace, and to tailor underwriting practices to these conditions.  Although Farmer Mac underwrites loans with an emphasis on the borrower’s repayment capacity, it is noteworthy that the weighted average original LTV for loans in the Farmer Mac I program (excluding loans pledged to secure AgVantage bonds) was approximately 55 percent as of March 31, 2011.  Farmer Mac also monitors the establishment and evolution of governmental policies and regulations that affect farmers, ranchers, and lenders, including agricultural polices contained in the current Farm Bill due to expire in 2012.  The USDA has begun gathering input in preparation for the expiration of the current Farm Bill.

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

Additionally, much of the electrical power generated by and for rural electric cooperatives uses coal as a fuel.  The industry is expected to require additional capital as it invests in clean energy projects and demand-side management and avoids new coal-fired generating projects in response to low natural gas fuel costs and to deal with future public policy requirements, such as carbon tax, cap and trade legislation, and clean energy incentives.  As green energy sources continue to be developed, new power transmission lines will be needed to support the development and operation of new wind and solar power plants to transfer their power from remote locations to the ultimate consumer.  These developments could lead to increased or decreased business volume for Farmer Mac in the rural utilities sector depending on how any new initiatives, legislation, or regulations are implemented and their effect on rural utilities cooperative borrowers.

In the near term, Farmer Mac expects that the majority of any new rural utilities business will be in the form of direct credit exposures to both electric distribution and generation and transmission (“G&T”) loans through purchases of those loans, rather than indirect credit exposures to those loans through AgVantage transactions.  Farmer Mac’s ability to grow the rural utilities portion of its business will be limited by Farmer Mac’s limits on borrower exposures, its overall risk tolerance, and the ability of Farmer Mac to maintain its funding costs at levels conducive to appropriately price rural utilities loans.

Balance Sheet Review

During first quarter 2010, Farmer Mac adopted two new accounting standards that eliminated the concept of QSPEs and amended the accounting for transfers of financial assets and the consolidation model for VIEs.  The impact upon adoption was an increase in consolidated assets and liabilities of $1.5 billion, which resulted in an incremental increase in Farmer Mac’s statutory minimum capital requirement of $30.4 million.  Pursuant to this new guidance, Farmer Mac routinely assesses its securitization trusts to determine whether it is the primary beneficiary and thereby required to consolidate the assets and liabilities of the trust onto its balance sheet, or if determined not to be the primary beneficiary of a previously consolidated trust, deconsolidate the assets and liabilities from its balance sheet.

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

At Farmer Mac’s Annual Meeting of Stockholders on June 3, 2010, ten directors were elected to serve one-year terms, nine of whom were re-elected as directors of Farmer Mac and one of whom was new to Farmer Mac’s board. As a result of this change in membership of the board of directors, Farmer Mac deconsolidated $0.4 billion of securitization transactions with a business partner that was no longer a related party (as defined by applicable accounting guidance). For more information on Farmer Mac’s policy relating to the consolidation of VIEs, see Note 1(g) to the condensed consolidated financial statements. For a discussion of Farmer Mac’s related party transactions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions” and Note 3 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 16, 2011.  On May 10, 2011, Farmer Mac filed with the SEC a report on Form 8-K advising that its 2010 and 2009 consolidated financial statements and its condensed consolidated financial statements for the nine months ended September 30, 2010 and 2009 and for the six months ended June 30, 2010 and 2009 should no longer be relied upon because of incorrect classifications of proceeds from the repayments of certain loans between operating and investing activities on the consolidated statements of cash flows.  These misclassifications have no impact on Farmer Mac’s previously issued condensed consolidated interim or annual consolidated balance sheets, statements of operations or statements of changes in equity and do not affect core earnings, core capital, minimum capital surplus, or total cash flow.  See Note 1(a) to the condensed consolidated financial statements for further information.

Assets. Total assets were $10.0 billion as of March 31, 2011, compared to $9.5 billion as of December 31, 2010. The increase was attributable primarily to increases in loans and investment securities. As of March 31, 2011, Farmer Mac had $2.7 billion of loans, compared to $2.6 billion as of December 31, 2010. As of March 31, 2011, Farmer Mac had $2.1 billion of investment securities, compared to $1.8 billion as of December 31, 2010.

Liabilities and Total Equity. During the three months ended March 31, 2011, total liabilities increased $0.5 billion as a result of debt issued to support the growth in assets. Total equity increased $9.6 million during the same period primarily due to increased retained earnings.

Regulatory Capital Compliance.  Farmer Mac was in compliance with its statutory minimum capital requirement and its risk-based capital standard as of March 31, 2011.  Farmer Mac is required to hold capital at the higher of its statutory minimum capital requirement and the amount required by its risk-based capital stress test.  As of March 31, 2011, Farmer Mac’s core capital totaled $478.8 million and exceeded its statutory minimum capital requirement of $310.1 million by $168.7 million.  As of December 31, 2010, Farmer Mac’s core capital totaled $460.6 million and exceeded its statutory minimum capital requirement of $301.0 million by $159.6 million.  As of March 31, 2011, Farmer Mac’s risk-based capital stress test generated a risk-based capital requirement of $41.8 million.  Farmer Mac’s regulatory capital of $498.3 million exceeded that amount by approximately $456.5 million.  Accumulated other comprehensive income is not a component of Farmer Mac’s core capital or regulatory capital.  On April 27, 2011, FCA published a final rule implementing changes to the method for calculating Farmer Mac’s risk-based capital requirement, which will be effective for Farmer Mac on July 1, 2011.  For further discussion of this regulatory change and for more information, see “—Regulatory Matters.”

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

Farmer Mac generally assumes 100 percent of the credit risk on loans held and loans underlying Farmer Mac I Guaranteed Securities, LTSPCs and Farmer Mac Guaranteed Securities – Rural Utilities.  Farmer Mac has direct credit exposure on loans in non-AgVantage transactions and indirect credit exposure on AgVantage transactions, which involve a general obligation of a lender secured by qualified loans.  The credit exposure of Farmer Mac and Farmer Mac II LLC on USDA-guaranteed portions is covered by the full faith and credit of the United States.  Farmer Mac believes that the Corporation and Farmer Mac II LLC have little or no credit risk exposure to USDA-guaranteed portions because of the USDA guarantee.  As of March 31, 2011, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any business under the Farmer Mac II program and does not expect that the Corporation or Farmer Mac II LLC will incur any such losses in the future.

Farmer Mac has established underwriting, collateral valuation and documentation standards (including interest rate shock tests for adjustable rate mortgages with initial reset periods of five years or less) for agricultural real estate mortgage loans and rural utilities loans to mitigate the risk of loss from borrower defaults and to provide guidance about the management, administration, and conduct of underwriting and appraisals to all participating sellers and potential sellers in its programs.  These standards were developed on the basis of industry norms for agricultural real estate mortgage loans and rural utilities loans and are designed to assess the creditworthiness of the borrower, as well as the value of the collateral securing the loan.  Farmer Mac evaluates and adjusts these standards on an ongoing basis based on current and anticipated market conditions.  Farmer Mac also requires sellers to make representations and warranties regarding the conformity of eligible mortgage loans to these standards, the accuracy of loan data provided to Farmer Mac and other requirements related to the loans.  Sellers are responsible to Farmer Mac for breaches of those representations and warranties, and Farmer Mac has the ability to require a seller to cure, replace or repurchase a loan sold or transferred to Farmer Mac if any breach of a representation or warranty is discovered that was material to Farmer Mac’s decision to purchase the loan or that directly or indirectly causes a default or potential loss on a loan sold or transferred by the seller to Farmer Mac.  Pursuant to contracts with Farmer Mac and in consideration for servicing fees, Farmer Mac-approved central servicers service loans in accordance with Farmer Mac requirements.  Central servicers are responsible to Farmer Mac for serious errors in the servicing of those mortgage loans.  Detailed information regarding Farmer Mac’s underwriting and collateral valuation standards and seller eligibility requirements are presented in “Business—Farmer Mac Programs—Farmer Mac I—Underwriting and Collateral Valuation (Appraisal) Standards” and “Business—Farmer Mac Programs—Farmer Mac I—Sellers” and “Business—Farmer Mac Programs—Rural Utilities” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 16, 2011.

Farmer Mac AgVantage securities are general obligations of institutions approved by Farmer Mac and are secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  As such, all AgVantage securities are secured by current loans representing at least 100 percent of the outstanding amount of the security.  As of March 31, 2011, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future.  See “—Credit Risk – Institutional” for more information about Farmer Mac’s credit risk on AgVantage securities.

Farmer Mac has developed different underwriting standards for rural utilities loans that depend on whether direct or indirect credit exposure is assumed on a loan and whether the borrower is an electric distribution cooperative or a G&T cooperative.  As of March 31, 2011, there were no delinquencies or non-performing assets in Farmer Mac’s portfolio of rural utilities loans, which includes rural utilities loans held and rural utilities loans underlying or securing Farmer Mac Guaranteed Securities – Rural Utilities.  Farmer Mac’s direct credit exposure to rural utilities loans as of March 31, 2011 was $809.4 million, of which $780.5 million were loans to electric distribution cooperatives and $28.9 million were loans to G&T cooperatives.  Farmer Mac also had indirect credit exposure to the rural utilities loans securing Farmer Mac Guaranteed Securities – Rural Utilities structured as AgVantage securities, some of which were secured by loans to G&T cooperatives.

Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held and loans underlying LTSPCs and Farmer Mac Guaranteed Securities.  The methodology that Farmer Mac uses to determine the level of its allowance for losses is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Allowance for Losses” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 16, 2011.  Management believes that this methodology produces a reasonable estimate of probable losses, as of the balance sheet date, for all loans held and loans underlying Farmer Mac Guaranteed Securities and LTSPCs, in accordance with FASB standards on accounting for contingencies and on measuring impairment of individual loans.

The following table summarizes the components of Farmer Mac’s allowance for losses as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(in thousands)
Allowance for loan losses	$11,084	$9,803
Reserve for losses:
Off-balance sheet Farmer Mac I Guaranteed Securities	551	635
LTSPCs	7,827	9,677
Total allowance for losses	$19,462	$20,115

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended
	March 31, 2011			March 31, 2010
	Allowance		Total	Allowance		Total
	for Loan	Reserve	Allowance	for Loan	Reserve	Allowance
	Losses	for Losses	for Losses	Losses	for Losses	for Losses
	(in thousands)

Beginning Balance	$9,803	$10,312	$20,115	$6,292	$7,895	$14,187
Provision for losses	1,281	(1,934)	(653)	2,850	(1,468)	1,382
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Ending Balance	$11,084	$8,378	$19,462	$9,142	$6,427	$15,569

During the three months ended March 31, 2011, Farmer Mac recorded a release to its allowance for losses of $0.7 million, compared to provisions of $1.4 million for first quarter 2010.  Farmer Mac did not record any charge-offs or recoveries during either first quarter 2011 or first quarter 2010.  There was no previously accrued or advanced interest on loans or Farmer Mac I Guaranteed Securities charged off in first quarter 2011 or 2010.  As of March 31, 2011, Farmer Mac’s allowance for losses totaled $19.5 million, or 45 basis points of the outstanding principal balance of loans held and loans underlying Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $20.1 million or 47 basis points as of December 31, 2010.

As of March 31, 2011, Farmer Mac’s 90-day delinquencies were $57.3 million (1.33 percent), compared to $70.4 million (1.64 percent) as of March 31, 2010.  As of March 31, 2011 there were no ethanol loans in the 90-day delinquencies, compared to $18.6 million as of March 31, 2010.  As of March 31, 2011, Farmer Mac’s non-performing assets totaled $69.7 million (1.62 percent), compared to $84.0 million (1.95 percent) as of March 31, 2010.  No ethanol loans were in the non-performing assets as of March 31, 2011, compared to $18.6 million as of March 31, 2010.  Loans that have been restructured were insignificant and are included within the reported 90-day delinquency and non-performing asset disclosures.  Historically, from quarter to quarter, Farmer Mac’s 90-day delinquencies and non-performing assets have fluctuated, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the annual (January 1st) and semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans.  As of the end of first quarter 2011, both 90-day delinquencies and non-performing assets were uncharacteristically lower than the levels as of December 31, 2010.

When analyzing delinquencies of its program business, Farmer Mac takes into account more than the Farmer Mac I agricultural loan delinquency percentages provided above.  The total program business includes AgVantage securities and rural utilities loans, neither of which have any delinquencies, and the USDA Guaranteed Securities and USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities, which are backed by the full faith and credit of the United States.  When these are included in the calculation, the overall level of 90-day delinquent loans in Farmer Mac’s programs is 0.48 percent.

As of March 31, 2011, Farmer Mac’s ethanol exposure, which includes loans held and loans subject to LTSPCs, was $219.8 million on 29 different plants, with an additional $20.2 million of undisbursed commitments.  Other than the undisbursed commitments and the servicing of troubled ethanol loans, Farmer Mac does not expect to add additional ethanol loans to its portfolio.

The following table presents historical information regarding Farmer Mac’s non-performing assets and 90-day delinquencies in the Farmer Mac I program compared to the principal balance of all Farmer Mac I loans held and loans underlying Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs:

	Outstanding
	Loans,			Less:
	Guarantees(1),	Non-		REO and
	LTSPCs	performing		Performing	90-day
	and REO	Assets	Percentage	Bankruptcies	Delinquencies	Percentage
	(dollars in thousands)
As of:
March 31, 2011	$4,314,328	$69,706	1.62%	$12,382	$57,324	1.33%
December 31, 2010	4,304,120	81,778	1.90%	11,530	70,248	1.63%
September 30, 2010	4,225,346	78,448	1.86%	13,648	64,800	1.53%
June 30, 2010	4,299,417	71,300	1.66%	15,289	56,011	1.30%
March 31, 2010	4,303,663	83,977	1.95%	13,542	70,435	1.64%
December 31, 2009	4,396,642	62,020	1.41%	12,494	49,526	1.13%
September 30, 2009	4,379,450	84,779	1.94%	25,341	59,438	1.36%
June 30, 2009	4,471,567	97,123	2.17%	54,816	42,307	0.95%
March 31, 2009	4,530,892	96,175	2.12%	9,941	86,234	1.90%
December 31, 2008	4,983,963	80,032	1.61%	12,912	67,120	1.35%

(1)	Excludes loans underlying AgVantage securities.

As of March 31, 2011, Farmer Mac individually analyzed $57.9 million of its $85.7 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values.  Farmer Mac evaluated the remaining $27.8 million of impaired assets for which updated valuations were not available in the aggregate in consideration of their similar risk characteristics and historical statistics.  As of March 31, 2011, Farmer Mac had recorded specific allowances of $7.5 million for under-collateralized assets.  As of March 31, 2011, Farmer Mac’s non-specific or general allowances were $12.0 million.

As of March 31, 2011, the weighted-average original loan-to-value ratio (“LTV”) for Farmer Mac I loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) was 54.5 percent, and the weighted-average original LTV for all non-performing assets was 55.0 percent.

The following table presents outstanding Farmer Mac I loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and non-performing assets as of March 31, 2011 by year of origination, geographic region and commodity/collateral type.

Farmer Mac I Non-performing Assets as of March 31, 2011
	Distribution of	Outstanding
	Outstanding	Loans,
	Loans,	Guarantees,	Non-	Non-
	Guarantees,	LTSPCs	performing	performing
	LTSPCs and REO	and REO (1)	Assets (2)	Asset Rate
	(dollars in thousands)
By year of origination:
Before 1997	5%	$231,667	$5,946	2.57%
1997	2%	97,458	1,857	1.91%
1998	3%	146,888	4,406	3.00%
1999	5%	201,768	3,714	1.84%
2000	2%	106,068	1,209	1.14%
2001	4%	193,051	6,630	3.43%
2002	6%	257,462	3,450	1.34%
2003	7%	314,064	2,912	0.93%
2004	7%	296,205	1,703	0.57%
2005	9%	388,932	2,543	0.65%
2006	10%	434,362	7,474	1.72%
2007	9%	399,984	20,166	5.04%
2008	10%	410,443	7,237	1.76%
2009	6%	265,959	459	0.17%
2010	12%	457,422	-	0.00%
2011	3%	112,595	-	0.00%
Total	100%	$4,314,328	$69,706	1.62%

By geographic region (1):
Northwest	17%	$728,679	$13,597	1.87%
Southwest	37%	1,599,361	17,503	1.09%
Mid-North	21%	915,699	10,253	1.12%
Mid-South	12%	519,753	8,005	1.54%
Northeast	7%	308,956	3,737	1.21%
Southeast	6%	241,880	16,611	6.87%
Total	100%	$4,314,328	$69,706	1.62%

By commodity/collateral type:
Crops	41%	$1,762,033	$28,408	1.61%
Permanent plantings	20%	848,806	27,422	3.23%
Livestock	27%	1,166,594	8,354	0.72%
Part-time farm	7%	282,798	4,885	1.73%
AgStorage and processing
(including ethanol facilities)	5%	232,684	-	0.00%
Other	0%	21,413	637	2.97%
Total	100%	$4,314,328	$69,706	1.62%
(1)	Excludes loans underlying AgVantage securities.
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

The following table presents Farmer Mac’s cumulative net credit losses relative to the cumulative original balance for all Farmer Mac I loans purchased and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) as of March 31, 2011, by year of origination, geographic region and commodity/collateral type.  The purpose of this information is to present information regarding losses relative to original Farmer Mac I purchases, guarantees and commitments.

Farmer Mac I Credit Losses Relative to all
Cumulative Original Loans, Guarantees and LTSPCs
As of March 31, 2011

	Cumulative
	Original Loans,	Cumulative	Cumulative
	Guarantees and	Net Credit	Loss
	LTSPCs	Losses	Rate
	(dollars in thousands)
By year of origination:
Before 1997	$3,452,419	$1,593	0.05%
1997	774,002	2,256	0.29%
1998	1,147,400	3,885	0.34%
1999	1,168,800	1,291	0.11%
2000	769,507	2,931	0.38%
2001	1,132,440	177	0.02%
2002	1,150,916	-	0.00%
2003	963,931	58	0.01%
2004	694,035	32	0.00%
2005	805,488	34	0.00%
2006	842,771	7,689	0.91%
2007	609,517	1,265	0.21%
2008	598,336	3,604	0.60%
2009	358,856	1,193	0.33%
2010	490,672	-	0.00%
2011	110,541	-	0.00%
Total	$15,069,631	$26,008	0.17%
By geographic region (1):
Northwest	$2,815,248	$11,028	0.39%
Southwest	5,753,093	7,792	0.14%
Mid-North	2,581,730	6,709	0.26%
Mid-South	1,401,875	(356)	-0.03%
Northeast	1,361,959	83	0.01%
Southeast	1,155,726	752	0.07%
Total	$15,069,631	$26,008	0.17%
By commodity/collateral type:
Crops	$6,091,967	$3,045	0.05%
Permanent plantings	3,358,856	9,703	0.29%
Livestock	3,884,959	3,274	0.08%
Part-time farm	1,032,225	484	0.05%
AgStorage and processing
(including ethanol facilities) (2)	555,499	9,502	1.71%
Other	146,125	-	0.00%
Total	$15,069,631	$26,008	0.17%

(1)
Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX);Northeast (CT,DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL,  AR, FL, GA, LA, MS, SC).

(2)
Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction and, as of March 31, 2011, approximately $20.2 million of the loans were not yet disbursed by the lender.

Analysis of the performance of the Farmer Mac I portfolio by commodity distribution indicates that losses and collateral deficiencies have been less prevalent in the loans secured by real estate producing agricultural commodities that receive significant government support (such as cotton, soybeans, wheat and corn) and more prevalent in those that do not receive such support (such as the protein sector, permanent plantings and vegetables).  However, the level of government support may vary and is not necessarily the primary factor to forecast future losses and collateral deficiencies.  In Farmer Mac’s experience, another significant determinant of ultimate losses on loans is the degree to which the collateral is specialized or highly improved, such as permanent plantings and facilities.

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

Analysis of portfolio performance by geographic distribution indicates that, while commodities are the primary determinant of exposure to loss, within most commodity groups certain geographic areas allow greater economies of scale or proximity to markets than others and, consequently, result in more successful operators within the commodity group.  Likewise, certain geographic areas offer better growing conditions than others and, consequently, result in more versatile and more successful operators within a given commodity group – and the ability to switch crops among commodity groups.  As of March 31, 2011, the properties that secure Farmer Mac’s non-performing assets were not concentrated in any region of the country, and many of these borrowers have experienced reduced profit margins caused by rapidly rising operating expenses or expanding business segments followed by a decline in demand for their products.

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

Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security, with some level of overcollateralization also required for Farmer Mac I AgVantage securities.  The required collateralization level is established at the time of issuance and does not change during the life of the security.  In AgVantage transactions, the corporate obligor is required to remove from the pool of pledged collateral any loan that becomes more than 30 days delinquent in the payment of principal or interest and to substitute an eligible loan that is current in payment to maintain the minimum required collateralization level.  In the event of a default on the general obligation, Farmer Mac would have recourse to the pledged collateral and have rights to the ongoing borrower payments of principal and interest.  For a more detailed description of AgVantage securities, see “Business—Farmer Mac Programs—Farmer Mac I—AgVantage Securities” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 16, 2011.

Outstanding AgVantage on-balance sheet Farmer Mac I Guaranteed Securities totaled $1.4 billion and $0.9 billion as of March 31, 2011 and December 31, 2010, respectively.  Farmer Mac Guaranteed Securities – Rural Utilities structured as AgVantage transactions issued by CFC totaled $1.4 billion and $1.9 billion as of March 31, 2011 and December 31, 2010, respectively.  In addition, outstanding off-balance sheet AgVantage transactions totaled $2.5 billion and $3.0 billion as of March 31, 2011 and December 31, 2010, respectively.  The following table provides information about the issuers of AgVantage securities, as well as the required collateralization levels for those transactions as of March 31, 2011 and December 31, 2010.

	March 31, 2011			December 31, 2010
		Credit	Required		Credit	Required
Counterparty	Balance	Rating	Collateralization	Balance	Rating	Collateralization
	(dollars in thousands)

MetLife (1)	$2,750,000	AA-	103%	$2,750,000	AA-	103%
CFC	1,426,087	A	100%	1,902,492	A	100%
M&I Bank (2)	475,000	BBB- *+	106%	475,000	BBB- *+	106%
Rabo Agrifinance, Inc.	600,000	N/A	106%	600,000	N/A	106%
Rabobank N.A.	50,000	N/A	106%	50,000	N/A	106%
Other (3)	11,500	N/A	111% to 120%	11,500	N/A	111% to 120%
Total outstanding	$5,312,587			$5,788,992

(1)	Includes securities issued by Metropolitan Life Insurance Company and MetLife Insurance Company of Connecticut.
(2)	M&I Bank is on a credit watch positive (*+). In December 2010, BMO Financial Group of Canada agreed to purchase M&I Bank.
(3)	Consists of AgVantage securities issued by 4 different issuers as of March 31, 2011 and December 31, 2010.

Farmer Mac manages institutional credit risk related to sellers and servicers by requiring those institutions to meet Farmer Mac’s standards for creditworthiness.  Farmer Mac monitors the financial condition of those institutions by evaluating financial statements and bank credit rating agency reports.  For more information on Farmer Mac’s approval of sellers, see “Business—Farmer Mac Programs—Farmer Mac I—Sellers” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 16, 2011.

Credit Risk – Other Investments.  As of March 31, 2011, Farmer Mac had $779.4 million of cash and cash equivalents and $2.1 billion of investment securities.  The management of the credit risk inherent in these investments is governed by Farmer Mac’s own policies and regulations promulgated by FCA, including dollar amount, issuer concentration, and credit quality limitations.  Those regulations can be found at 12 C.F.R. §§ 652.1-652.45 (the “Liquidity and Investment Regulations”).

In general, FCA’s Liquidity and Investment Regulations and Farmer Mac’s policies require each investment or issuer of an investment to be highly rated by a nationally-recognized statistical rating organization (“NRSRO”).  Investments in mortgage securities and asset-backed securities are required to have a rating in the highest NRSRO category.  The maximum maturity for corporate debt securities is three years and the minimum rating is required to be in one of the three highest categories.  There are investments for which a rating is not required, such as obligations of the United States or diversified investment funds regulated under the Investment Company Act of 1940.  Investments in diversified investment funds are further limited to those funds that are holding only instruments approved for direct investment by Farmer Mac.

FCA’s Liquidity and Investment Regulations and Farmer Mac’s policies also establish concentration limits, which are intended to limit exposure to any one counterparty.  FCA’s Liquidity and Investment Regulations limit Farmer Mac’s total credit exposure to any single issuer of securities and uncollateralized financial derivatives to 25 percent of the Corporation’s regulatory capital (as of March 31, 2011, 25 percent of Farmer Mac’s regulatory capital was $124.6 million).  This limitation is not applied to the obligations of the United States or to qualified investment funds.  The limitation applied to the obligations of any GSE is 100 percent of Farmer Mac’s regulatory capital.  Since June 2010, Farmer Mac’s policies applicable to new investments limited the Corporation’s total exposure to any single issuer of securities (other than GSEs and government agencies) and uncollateralized financial derivatives to 5 percent of the Corporation’s regulatory capital.

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

Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage and rural utilities loans reduce, but do not eliminate, prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected.  Those provisions require borrowers to make an additional payment when they prepay their loans so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid.  Those provisions create a disincentive to prepayment and compensate the Corporation for some of its interest rate risks.  As of March 31, 2011, 12 percent of the total outstanding balance of loans in the Farmer Mac I program where Farmer Mac either owned the loan or the beneficial interest in the underlying loan had yield maintenance provisions and 6 percent had other forms of prepayment protection (together covering 31 percent of all loans with fixed interest rates).  Of the Farmer Mac I newly originated and current seasoned loans purchased in first quarter 2011, none had yield maintenance or other forms of prepayment protection.  As of March 31, 2011, none of the USDA-guaranteed portions held or underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions; however, 9 percent contained prepayment penalties.  Of the USDA-guaranteed portions purchased in the first three months of 2011, 4 percent contained various forms of prepayment penalties.  As of March 31, 2011, 71 percent of the rural utilities loans owned by Farmer Mac had yield maintenance provisions.  Of the rural utilities loans purchased in first quarter 2011, 25 percent had yield maintenance provisions.  As of March 31, 2011, all of the rural utilities loans held in trusts where Farmer Mac owned the beneficial interest in the underlying loan had yield maintenance provisions.

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

Farmer Mac’s $779.4 million of cash and cash equivalents mature within three months and are funded with discount notes having similar maturities.  As of March 31, 2011, $1.2 billion of the $2.1 billion of investment securities (56.4 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year.  Such securities are funded with floating rate medium-term notes or discount notes that closely match the rate adjustment dates of the associated investments. As of March 31, 2011, Farmer Mac had outstanding discount notes of $3.8 billion, medium-term notes that mature within one year of $0.8 billion and medium-term notes that mature after one year of $3.8 billion.

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

 The following schedule summarizes the results of Farmer Mac’s MVE sensitivity analysis as of March 31, 2011 and December 31, 2010 to an immediate and instantaneous uniform or “parallel” shift in the yield curve.

	Percentage Change in MVE from Base Case
Interest Rate	March 31,	December 31,
Scenario	2011	2010

+ 300 bp	-6.0%	-1.0%
+ 200 bp	-2.1%	1.9%
+ 100 bp	-0.7%	2.6%
- 100 bp	*	*
- 200 bp	*	*
- 300 bp	*	*

*	As of the date indicated, a parallel shift of the U.S. Treasury yield curve by the number of basis points indicated produced negative interest rates for portions of this curve.

As of March 31, 2011, Farmer Mac’s effective duration gap, another standard measure of interest rate risk that measures the difference between the sensitivities of assets compared to that of liabilities, was minus 0.3 months, compared to minus 1.6 months as of December 31, 2010.  This reduction in interest rate sensitivity is attributable primarily to the significant on-balance sheet program growth that occurred during the quarter.  Duration matching of those program assets and the corresponding liabilities helps maintain the correlation of cash flows and stabilize portfolio earnings even when interest rates are not stable.

Farmer Mac also calculates sensitivity of net interest income (“NII”) to changes in interest rates which represents a shorter-term measure of interest rate risk.  As of March 31, 2011, a parallel increase of 100 basis points would have decreased Farmer Mac’s NII by 5.3 percent, while a parallel decrease of 25 basis points would have decreased NII by 3.5 percent.  Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios.  As of March 31, 2011, both MVE and NII showed similar or lesser sensitivity to non-parallel shocks than to the parallel shocks.

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

As of March 31, 2011, Farmer Mac had $5.5 billion combined notional amount of interest rate and credit default swaps, with terms ranging from one to fifteen years, of which $1.7 billion were pay-fixed interest rate swaps, $3.3 billion were receive-fixed interest rate swaps, $0.4 billion were basis swaps and $30.0 million were credit default swaps.

Liquidity and Capital Resources

Farmer Mac depends on regular access to the capital markets for liquidity, and Farmer Mac maintained access to the capital markets at favorable rates throughout first quarter 2011.  Assuming continuation of current market conditions, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future.  Farmer Mac also has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets.  That plan involves borrowing through repurchase agreement arrangements and the sale of liquid assets.  In accordance with the calculation prescribed by FCA regulations, Farmer Mac maintains a minimum of 60 days of liquidity and a target of 90 days of liquidity.  In accordance with the methodology prescribed by those regulations, Farmer Mac maintained an average of 196 days of liquidity during first quarter 2011 and had 197 days of liquidity as of March 31, 2011.

Debt Issuance.  Farmer Mac funds its purchases of assets primarily by issuing debt obligations of various maturities in the public capital markets.  Debt obligations issued by Farmer Mac include discount notes and fixed and floating rate medium-term notes, including callable notes.  Farmer Mac also issues discount notes and medium-term notes to obtain funds to finance its investment activities, transaction costs, guarantee payments and LTSPC purchase obligations.  See “Business—Financing—Debt Issuance” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 16, 2011 for more information about Farmer Mac’s debt issuance.

Farmer Mac’s board of directors has authorized the issuance of up to $10.0 billion of discount notes and medium-term notes (of which $8.4 billion was outstanding as of March 31, 2011), subject to periodic review of the adequacy of that level relative to Farmer Mac’s borrowing requirements.  Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities, and liquidity investment assets in accordance with policies established by its board of directors and subject to regulations established by FCA.

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

Farmer Mac’s short-term borrowing costs have remained at favorable levels despite continued market volatility.  Prior to 2009, Farmer Mac routinely used pay-fixed interest rate swaps, combined with a planned series of discount note issuances, as an alternative source of effectively fixed rate funding.  While the swap market may have provided favorable effectively fixed rates, interest rate swap transactions expose Farmer Mac to the risk of future widening of its own issuance spreads versus corresponding LIBOR rates.  If the spreads on the Farmer Mac discount notes were to increase relative to LIBOR, Farmer Mac would be exposed to a commensurate reduction on its net interest yield on the notional amount of its pay-fixed interest rate swaps and its LIBOR-based floating rate assets.  Conversely, if the rates on the Farmer Mac discount notes were to decrease relative to LIBOR, Farmer Mac would benefit from a commensurate increase on its net interest yield on the notional amount of its pay-fixed interest rate swaps and its LIBOR-based floating rate assets.  Further, the widespread use of pay-fixed interest rate swaps subjected the Corporation’s regulatory capital surplus to the potential adverse effects of a reduction in the fair values of those interest rate swaps.  Such a reduction occurred in the third and fourth quarters of 2008.  After September 2008, Farmer Mac systematically entered into various offsetting interest rate swaps (receive-fixed swaps) to counteract the fair value movements of the previously-existing interest rate swaps.  These transactions have reduced the susceptibility of Farmer Mac’s regulatory capital surplus to changes in the fair values of its financial derivatives.  Currently, Farmer Mac uses a combination of pay-fixed interest rate swaps and receive-fixed interest rate swaps to mitigate its exposure to interest rate risk and monitors the effects of actual and potential fair value changes on its regulatory capital surplus.

Farmer Mac maintains cash and cash equivalents (including U.S. Treasury bills and other short-term money market instruments) and other investment securities that can be drawn upon for liquidity needs.  The following table presents these assets as of March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010
	(in thousands)
Cash and cash equivalents	$779,443	$729,920
Investment securities:
Guaranteed by U.S. Government and its agencies	1,141,132	929,793
Guaranteed by GSEs	455,536	405,631
Preferred stock issued by GSEs	173,883	169,524
Corporate debt securities	194,687	163,188
Asset-backed securities principally backed by Government-guaranteed student loans	99,330	95,193
Total	$2,844,011	$2,493,249

Farmer Mac’s asset-backed investment securities include callable, AAA-rated ARCs, the interest rates on which are reset through an auction process, most commonly at intervals of 28 days, or at formula-based floating rates as set forth in the related transaction documents in the event of a failed auction. These formula-based floating rates, which may at times reset to zero, are intended to preserve the underlying principal balance of the securities and avoid overall cash shortfalls. Accordingly, payments of accrued interest may also be delayed and are ultimately subject to cash availability. Beginning in mid-February 2008, there were widespread failures of the auction mechanism designed to provide regular liquidity to these types of securities. Consequently, Farmer Mac has not sold any of its ARCs into the auctions since that time. All ARCs held by Farmer Mac are collateralized entirely by pools of Federal Family Education Loan Program guaranteed student loans that are backed by the full faith and credit of the United States. Farmer Mac continues to believe that the credit quality of these securities is high, based on the underlying collateralization and the securities’ continued AAA ratings. To date, Farmer Mac has received all interest due on ARCs it holds and expects to continue to do so. Farmer Mac does not believe that the auction failures will affect the Corporation’s liquidity or its ability to fund its operations or make dividend payments. All ARCs held by Farmer Mac are callable by the issuers at par at any time.

Farmer Mac held $64.5 million of ARCs as of March 31, 2011, compared to $64.3 million as of December 31, 2010. As of March 31, 2011, Farmer Mac’s carrying value of its ARCs was 87 percent of par. The discounted carrying value reflects uncertainty regarding the ability to obtain par in the absence of any active market trading.

Capital. See “—Balance Sheet Review—Regulatory Capital Compliance” for more information about Farmer Mac’s capital position and “—Regulatory Matters” for more information about changes to the risk-based capital stress test applicable to Farmer Mac.

Other Matters

Common Stock Dividends. For first quarter 2011 and for each quarter in 2010 and 2009, Farmer Mac’s board of directors declared a quarterly dividend of $0.05 per share on the Corporation’s Class A, Class B and Class C common stock. Farmer Mac’s ability to pay dividends on its common stock is subject to the payment of dividends on its outstanding preferred stock. Farmer Mac’s ability to declare and pay dividends could be restricted if it were to fail to comply with the applicable regulatory capital requirements. See “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement levels” in Farmer Mac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 16, 2011.

Preferred Stock Dividends. For first quarter 2011, Farmer Mac’s board of directors declared a quarterly dividend of $12.50 per share on the Corporation’s Series C Preferred Stock. During first quarter 2010, on January 25, 2010, all of the outstanding shares of the Corporation’s Series B preferred stock was repurchased and retired. The price paid to repurchase the Series B Preferred Stock included accrued dividends of $8.33 per share through the purchase date.

Non-controlling Interest. For first quarter 2011, Farmer Mac II LLC’s board of directors declared a quarterly dividend of $22.1875 per share on the company’s preferred stock. For the first quarter of 2010, Farmer Mac II LLC’s board of directors declared a quarterly dividend of $16.02 per share on the company’s preferred stock. Farmer Mac’s net income attributable to non-controlling interest totaled $5.5 million and $4.1 million for the three months ended March 31, 2011 and 2010, respectively. These amounts represent the dividends paid on the Farmer Mac II LLC preferred stock held by third parties. Farmer Mac’s income tax expense is determined based on income before income taxes less the amount of these dividends.

Regulatory Matters

In the April 27, 2011 issue of the Federal Register, FCA published a final rule (the “Final RBC 4.0 Rule”) that revises certain FCA regulations governing the risk-based capital stress test applicable to Farmer Mac.  In its announcement of the Final RBC 4.0 Rule, FCA stated that the purpose of the changes is to update the risk-based capital model to address the addition of rural utilities loans to Farmer Mac’s program authorities, to revise the existing treatment of risk mitigations of general obligations in the AgVantage structure, and to revise the treatment of counterparty risk on Farmer Mac’s non-program investments.  Farmer Mac expects that compliance with the Final RBC 4.0 Rule will be required of the Corporation beginning in third quarter 2011.

In the supplementary information published with the final rule, FCA estimated that Farmer Mac’s risk-based capital requirement would have been $125.5 million as of December 31, 2010 had the Final RBC 4.0 Rule been in effect on that date, compared to $42.1 million under the current version of the risk-based capital stress test that was in effect on December 31, 2010.  As of that date, Farmer Mac’s regulatory capital was $480.7 million.  FCA also stated in the supplementary information that its tests indicated that changes related to credit losses on rural utilities loans combined with the concentration risk adjustment to the AgVantage general obligation adjustment would have the most significant impact on the risk-based capital requirement calculated by the new model.

Farmer Mac is required to hold capital at the higher of the statutory minimum capital requirement and the amount required by the risk-based capital stress test.  As of March 31, 2011, Farmer Mac’s minimum capital requirement was $310.1 million, and Farmer Mac’s core capital level was $478.8 million, $168.7 million above the minimum capital requirement.  Based on the risk-based capital stress test in effect as of March 31, 2011, Farmer Mac’s risk-based capital requirement as of March 31, 2011 was $41.8 million, and Farmer Mac’s regulatory capital of $498.3 million exceeded that requirement by approximately $456.5 million.  Had the Final RBC 4.0 Rule been in effect on March 31, 2011, Farmer Mac’s risk-based capital requirement as of that date would have been approximately $119.2 million, and Farmer Mac’s regulatory capital of $498.3 million would have exceeded that requirement by approximately $379.1 million.  Farmer Mac has not completed its analysis of the Final RBC 4.0 Rule but expects to be able to remain in compliance with all applicable capital requirements even in the event that the risk-based capital requirement calculated under the Final RBC 4.0 Rule is higher than the statutory minimum capital requirement in the future.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) contains a variety of provisions designed to regulate financial markets, including credit and derivatives transactions.  Certain provisions of the Dodd-Frank Act, such as the requirement to retain a five percent credit risk in any securitized loan, do not apply to Farmer Mac or, with respect to any loan sold to Farmer Mac, the seller of such loan.  In addition, Farmer Mac’s equity and debt securities are excluded from the Dodd-Frank Act’s prohibitions on proprietary trading by banking entities.  However, certain provisions of the Dodd-Frank Act, such as those regarding derivatives regulation, corporate governance and executive compensation, do not contain specific exemptions for Farmer Mac.  Until various studies are completed and all applicable final regulations are promulgated pursuant to the Dodd-Frank Act, the full effect of the legislation on the Corporation’s business activities and operations cannot be completely assessed, particularly how it will affect the Corporation’s hedging operations and costs.  Farmer Mac does not expect that any of the final rules that have been passed under the Dodd-Frank Act to date will have a material impact on the Corporation’s business activities and operations or financial condition.  Farmer Mac will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act and expects to be able to adapt successfully to any new applicable legislative and regulatory requirements.

Supplemental Information

The following tables present quarterly and annual information regarding loan purchases, guarantees and LTSPCs and outstanding loans, guarantees and LTSPCs.

Farmer Mac Purchases, Guarantees and LTSPCs
	Farmer Mac I		Farmer Mac II	Rural Utilities
	Loans and		and USDA	Loans and
	Guaranteed		Guaranteed	Guaranteed
	Securities	LTSPCs (1)	Securities	Securities	Total
	(in thousands)
For the quarter ended:
March 31, 2011	$711,899	$54,152	$117,253	$80,517	$963,821
December 31, 2010	474,216	128,752	102,858	543,966	1,249,792
September 30, 2010	632,270	25,416	139,667	285,242	1,082,595
June 30, 2010	98,235	32,430	123,062	77,726	331,453
March 31, 2010	77,948	77,143	92,288	59,018	306,397
December 31, 2009	86,872	108,646	94,936	16,009	306,463
September 30, 2009	40,732	37,083	76,119	553,644	707,578
June 30, 2009	37,900	22,717	96,322	900,000	1,056,939
March 31, 2009	29,814	65,720	79,055	270,000	444,589

For the year ended:
December 31, 2010	1,282,669	263,741	457,875	965,952	2,970,237
December 31, 2009	195,318	234,166	346,432	1,739,653	2,515,569

(1)	As of March 31, 2011, approximately $20.2 million of the loans underlying $555.5 million of AgStorage and processing LTSPCs (including ethanol facilities) were not yet disbursed by the lender.

Outstanding Balance of Farmer Mac Loans,
Guarantees and LTSPCs and USDA Guarantees
	Farmer Mac I		Farmer Mac II	Rural Utilities
	Loans and		and USDA	Loans and
	Guaranteed		Guaranteed	Guaranteed
	Securities	LTSPCs	Securities	Securities	Total
	(in thousands)
As of:
March 31, 2011	$6,485,156	$1,712,791	$1,402,831	$2,235,522	$11,836,300
December 31, 2010	6,434,031	1,754,597	1,385,398	2,642,683	12,216,709
September 30, 2010	6,059,184	1,697,578	1,365,993	2,353,453	11,476,208
June 30, 2010 (1)	5,544,091	1,739,979	1,300,945	2,173,660	10,758,675
March 31, 2010 (2)	5,444,448	1,846,244	1,237,539	2,183,576	10,711,807
December 31, 2009	5,224,768	2,165,706	1,199,798	2,130,832	10,721,104
September 30, 2009	5,227,939	2,135,445	1,141,570	2,266,592	10,771,546
June 30, 2009	5,241,145	2,181,712	1,115,025	1,819,033	10,356,915
March 31, 2009	5,313,680	2,216,564	1,082,215	1,319,033	9,931,492

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

Outstanding Balance of Loans Held and Loans Underlying
On-Balance Sheet Farmer Mac Guaranteed Securities and USDA Guaranteed Securities
		5-to-10-Year		Total
		ARMs &	1-Month-to-	Held in
	Fixed Rate	Resets	3 Year ARMs	Portfolio
	(in thousands)
As of:
March 31, 2011	$3,835,010	$1,164,567	$1,893,487	$6,893,064
December 31, 2010	3,662,363	1,133,871	1,907,266	6,703,500
September 30, 2010	3,006,105	1,087,714	1,883,049	5,976,868
June 30, 2010	2,269,059	1,036,781	1,885,693	5,191,533
March 31, 2010	2,365,557	1,332,369	1,820,896	5,518,822
December 31, 2009	1,923,697	723,017	1,422,403	4,069,117
September 30, 2009	2,071,801	677,593	1,382,817	4,132,211
June 30, 2009	1,673,947	646,550	1,286,126	3,606,623
March 31, 2009	1,685,816	660,419	752,012	3,098,247

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

(a)  Management’s Evaluation of Disclosure Controls and Procedures.  Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation’s periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation’s management on a timely basis to allow decisions regarding required disclosure.  Management, including Farmer Mac’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), has evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2011.

The Corporation carried out the evaluation of the effectiveness of Farmer Mac’s disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the CEO and CFO.  Based upon this evaluation, the CEO and CFO concluded that the Corporation’s disclosure controls and procedures were not effective as of March 31, 2011 because of a material weakness in internal control over financial reporting that resulted in incorrect classifications of proceeds from the repayments of certain loans between operating and investing activities on the consolidated statements of cash flows.

Revised Management’s Report from 2010 Form 10-K.  With the participation of the Corporation’s CEO and CFO, Farmer Mac’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Corporation’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework.  Based on its initial evaluation under the COSO criteria, management concluded that the Corporation’s internal control over financial reporting as of December 31, 2010 was effective.  Subsequently, in second quarter 2011, management concluded that the Corporation did not maintain effective controls over the appropriate classifications of proceeds from the repayments of certain loans between operating and investing activities on the consolidated statements of cash flows.  On May 10, 2011, the Corporation’s Board of Directors authorized management to restate the Corporation’s previously issued condensed consolidated statements of cash flows for the three, six and nine month periods ended March 31, 2010, June 30, and September 30, 2010 and 2009, respectively, and its consolidated statements of cash flows for the years ended December 31, 2010 and 2009.  Accordingly, management has concluded that the control deficiency that resulted in incorrect classifications of proceeds from the repayments of certain loans between operating and investing activities on the consolidated statements of cash flows constituted a material weakness as of December 31, 2010.  Solely as a result of this material weakness, management has revised its earlier assessment and now has concluded that Farmer Mac’s internal control over financial reporting was not effective as of December 31, 2010.

Remediation Plan.  Beginning in second quarter 2011, Farmer Mac conducted a comprehensive evaluation of the classifications of cash flows within the Corporation’s consolidated statements of cash flows, established a new policy and developed a process to report cash flows based on management’s original intent upon purchase of a loan.  Management expects these efforts to remediate the identified material weakness and strengthen internal control over financial reporting.  As management continues to evaluate and work to enhance internal control over financial reporting, it may determine that additional measures are required to address control deficiencies, strengthen internal control over financial reporting, or it may determine to modify the remediation plan described above.

(b)  Changes in Internal Control Over Financial Reporting.  There were no changes in internal control over financial reporting during first quarter 2011 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting. However, as described above, management did implement changes in internal control over financial reporting during second quarter 2011 designed to remediate a material weakness related to the classifications of cash flows from loans within the Corporation’s consolidated statements of cash flows.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in Farmer Mac’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 16, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Farmer Mac is a federally chartered instrumentality of the United States and its debt and equity securities are exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933.

During first quarter 2011, one type of transaction occurred related to Farmer Mac common stock that was not registered under the Securities Act of 1933 and not otherwise reported on a Current Report on Form 8-K.  On January 11, 2011, pursuant to Farmer Mac’s policy that permits directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 449 shares of its Class C Non-Voting Common Stock to the four directors who elected to receive such stock in lieu of their cash retainers.  The number of shares issued to the directors was calculated based on a price of $16.32 per share, which was the closing price of the Class C Non-Voting Common Stock on December 31, 2010 as reported by the New York Stock Exchange.

(b)	Not applicable.

(c)	None.

Item 3.	Defaults Upon Senior Securities

(a)	None.

(b)	None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

(a)	None.

(b)	None.

Item 6.	Exhibits

*	3.1	-	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Food, Conservation and Energy Act of 2008 (Form 10-Q filed August 12, 2008).

*	3.2	-	Amended and Restated By-Laws of the Registrant (Form 10-K filed March 16, 2011).

*	4.1	-	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.2	-	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.3	-	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.4	-	Amended and Restated Certificate of Designation of Terms and Conditions of Non-Voting Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.7 to Form 10-Q filed November 9, 2009).

†*	10.1	-	Amended and Restated 1997 Incentive Plan (Form 10-Q filed November 14, 2003).

†*	10.1.1	-	Form of stock option award agreement under 1997 Incentive Plan (Form 10-K filed March 16, 2005).

†*	10.1.2	-	2008 Omnibus Incentive Plan (Form 10-Q filed August 12, 2008).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.1.3	-	Form of SAR Agreement under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10 to Form 8-K filed June 11, 2008).

†*	10.1.4	-	Form of Restricted Stock Agreement (Officers) under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.1 to Form 8-K filed June 10, 2009).

†*	10.1.5	-	Form of Restricted Stock Agreement (Directors) under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.2 to Form 8-K filed June 10, 2009).

†**	10.2	-	Amended and Restated Employment Agreement dated as of April 1, 2011 between Michael A. Gerber and the Registrant.

†*	10.3	-	Compiled Amended and Restated Employment Contract dated as of June 5, 2008 between Tom D. Stenson and the Registrant (Previously filed as Exhibit 10.4 to Form 10-Q filed August 12, 2008).

†*	10.4	-	Compiled Amended and Restated Employment Contract dated June 5, 2008 between Timothy L. Buzby and the Registrant (Previously filed as Exhibit 10.5 to Form 10-Q filed August 12, 2008).

†*	10.4.1	-	Amendment No. 6 to Employment Contract between Timothy L. Buzby and the Registrant, dated as of April 2, 2009 (Form 10-Q filed August 10, 2009).

	10.5	-	Exhibit number reserved for future use.

†*	10.6	-	Description of compensation agreement between the Registrant and its directors (Form 10-K filed March 16, 2011).

*	10.7	-	Farmer Mac I Seller/Servicer Agreement dated as of August 7, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.8	-	Medium-Term Notes U.S. Selling Agency Agreement dated as of October 1, 1998 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.9	-	Discount Note Dealer Agreement dated as of September 18, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*#	10.10	-	ISDA Master Agreement and Credit Support Annex dated as of June 26, 1997 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.11	-
Amended and Restated Master Central Servicing Agreement dated as of May 1, 2004 between Zions First National Bank and the Registrant (Previously filed as Exhibit 10.11.2 to Form 10-Q filed August 9, 2004).

*#	10.11.1	-	Amendment No. 1 to Amended and Restated Master Central Servicing Agreement between Zions First National Bank and the Registrant, dated as of June 1, 2009 (Form 10-Q filed August 10, 2009).

*#	10.11.2	-	Amendment No. 2. to Amended and Restated Master Central Servicing Agreement between Zions First National Bank and the Registrant, dated as of August 25, 2010 (Form 10-Q filed November 9, 2010).

*#	10.12	-	Loan Closing File Review Agreement dated as of August 2, 2005 between Zions First National Bank and the Registrant (Form 10-Q filed November 9, 2005).

*#	10.13	-	Long Term Standby Commitment to Purchase dated as of August 1, 1998 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.13.1	-
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

*	10.14	-	Lease Agreement, dated June 28, 2001 between EOP – Two Lafayette, L.L.C. and the Registrant (Previously filed as Exhibit 10.10 to Form 10-K filed March 27, 2002).

*#	10.15	-	Long Term Standby Commitment to Purchase dated as of August 1, 2007 between Farm Credit Bank of Texas and the Registrant (Previously filed as Exhibit 10.20 to Form 10-Q filed November 8, 2007).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*#	10.16	-	Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-Q filed November 9, 2004).

*#	10.16.1	-	Amendment No. 1 dated as of December 8, 2006 to Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-K filed March 15, 2007).

*#	10.17	-	Central Servicer Delinquent Loan Servicing Transfer Agreement dated as of July 1, 2004 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.18	-	Form of Indemnification Agreement for Directors (Previously filed as Exhibit 10.1 to Form 8-K filed April 9, 2008).

*	10.19
Master Trust, Sale and Servicing Agreement dated as of October 20, 2006 between CFC Advantage, LLC, National Rural Utilities Cooperative Finance Corporation, U.S. Bank National Association, and the Registrant (Form 10-Q filed August 9, 2010).

*	10.20
Registration Rights Agreement Series 2007-1 dated as of February 15, 2007 between CFC Advantage, LLC, National Rural Utilities Cooperative Finance Corporation, and the Registrant (Form 10-Q filed August 9, 2010).

*	10.21
Registration Rights Agreement Series 2007-2 dated as of August 10, 2007 between CFC Advantage, LLC, National Rural Utilities Cooperative Finance Corporation and the Registrant (Form 10-Q filed August 9, 2010).

**	10.22
Amended and Restated Note Purchase Agreement dated as of March 24, 2011 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant.

**	10.23
Amended, Restated and Consolidated Pledge Agreement dated as of March 24, 2011 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, U.S. Bank National Association, and the Registrant.

**	10.24		Setoff Rights Letter Agreement dated as of March 24, 2011 between National Rural Utilities Cooperative Finance Corporation, Farmer Mac Mortgage Securities Corporation, and the Registrant.

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

**	10.25		First Supplemental Note Purchase Agreement dated as of March 24, 2011 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant.

*	10.26
Master Sale and Servicing Agreement dated as of July 24, 2009 between National Rural Utilities Cooperative Finance Corporation and the Registrant (Previously filed as Exhibit 10.37 to Form 10-Q filed August 9, 2010).

*	10.26.1
Amendment No. 1 to Master Sale and Servicing Agreement dated as of February 1, 2010 between National Rural Utilities Cooperative Finance Corporation and the Registrant (Previously filed as Exhibit 10.37.1 to Form 10-Q filed August 9, 2010).

*#	10.27
Credit Support Agreement dated as of September 1, 2009 between National Rural Utilities Cooperative Finance Corporation and the Registrant (Previously filed as Exhibit 10.38 to Form 10-Q filed August 9, 2010).

*	10.28
Indenture dated as of September 1, 2009 between National Rural Utilities Cooperative Finance Corporation, U.S. Bank National Association and the Registrant (Previously filed as Exhibit 10.39 to Form 10-Q filed August 9, 2010).

*#	10.29		Sublease Agreement dated as of December 6, 2010 between Mayer Brown LLP and the Registrant (Previously filed as Exhibit 10.43 to Form 10-K filed March 16, 2011).

*	21	-	List of the Registrant’s subsidiaries (Form 10-K filed March 16, 2010).

**	31.1	-
Certification of Chief Executive Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	-
Certification of Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	-
Certification of Chief Executive Officer and Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

May 10, 2011

By:	/s/ Michael A. Gerber
Michael A. Gerber
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Timothy L. Buzby
Timothy L. Buzby
Senior Vice President – Chief Financial Officer and Treasurer
(Principal Financial Officer)