Form 10-K/A
period 2010-12-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2011-06-01
CIK 845877

As filed with the Securities and Exchange Commission on
June 1, 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Federal Agricultural Mortgage Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed March 16, 2011, is being filed to amend and restate the following items:

•
The Statements of Cash Flows in Part II, Item 8 (“Financial Statements”) are being amended and restated for the full years 2009 and 2010, as set forth in the Consolidated Statements of Cash Flows and in Note 15, RESTATEMENT OF ANNUAL CONSOLIDATED STATEMENTS OF CASH FLOWS, and as described in Note 2(b), SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CASH AND CASH EQUIVALENTS AND STATEMENTS OF CASH FLOWS.

•	Management’s Report on Internal Control over Financial Reporting is being amended to reflect the identification of a material weakness in conjunction with the restatement.
•	The Report of Independent Registered Public Accounting Firm is being amended to reflect the identification of a material weakness in conjunction with the restatement.
•
Part II, Item 9A, Controls and Procedures, is being amended to address management’s re-evaluation of disclosure controls and procedures and reflect the identification of a material weakness in internal control over financial reporting in conjunction with the restatement.

•	To include a complete copy of Exhibit 10.43 (a redacted version of which had previously been filed in conjunction with a request for confidential treatment) and amended exhibit schedule (Item 15).
•
Part IV, Item 15 also has been amended to include the currently dated certifications from the Corporation’s Principal Executive Officer and Principal Financial Officer as required by section 302 and 906 of the Sarbanes Oxley Act of 2002. The certifications are attached to this Amendment No. 1 as Exhibits 31.3, 31.4 and 32.1.

This Amendment No. 1 to the Annual Report on Form 10-K also restates the interim financial statements for the three and nine months ended September 30, 2010 and 2009, and the three and six months ended June 30, 2010 and 2009 as set forth in Note 16, RESTATEMENT OF QUARTERLY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited).

The restatements impacted only the classification of items in operating activities and investing activities set forth in the consolidated statements of cash flows and had no impact on the net increase in cash and cash equivalents as previously reported.  In addition, the restatements had no effect on the Corporation’s Consolidated Balance Sheets, Consolidated Statements of Operations, or Consolidated Statements of Changes in Equity.  This Form 10-K/A has not been updated for other events or information subsequent to the date of the filing of the original Form 10-K, except as noted above.

Item 8.    Financial Statements

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (AS RESTATED)

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

Under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, Farmer Mac’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Corporation’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on its evaluation under the COSO criteria, management initially concluded that the Corporation’s internal control over financial reporting as of December 31, 2010 was effective.  Subsequently, in second quarter 2011, management concluded that the Corporation did not maintain effective controls over the appropriate classifications of proceeds from the repayments of certain loans between operating and investing activities on the consolidated statements of cash flows.  On May 10, 2011, the Corporation’s Board of Directors authorized management to restate the Corporation’s previously issued condensed consolidated statements of cash flows for the three, six and nine month periods ended March 31, 2010, and June 30 and September 30, 2010 and 2009, respectively, and its consolidated statements of cash flows for the years ended December 31, 2010 and 2009.  Accordingly, management has concluded that the control deficiency that resulted in incorrect classifications of proceeds from the repayments of certain loans between operating and investing activities on the consolidated statements of cash flows constituted a material weakness as of December 31, 2010.  Solely as a result of this material weakness, management has revised its earlier assessment and now has concluded that Farmer Mac’s internal control over financial reporting was not effective as of December 31, 2010.

Farmer Mac’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010, as stated in their report appearing below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Federal Agricultural Mortgage Corporation

In our opinion, the accompanying consolidated balance sheet as of December 31, 2010 and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended present fairly, in all material respects, the financial position of the Federal Agricultural Mortgage Corporation ("Farmer Mac" or the "Company") at December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Management and we previously concluded that Farmer Mac maintained effective internal control over financial reporting as of December 31, 2010.  However, management has subsequently determined that a material weakness in internal control over financial reporting related to the incorrect classification of proceeds from the repayments of certain loans between operating and investing activities on the consolidated statement of cash flows existed as of that date.  Accordingly, management's report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.  In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to incorrect classifications of proceeds from the repayments of certain loans between operating and investing activities on the consolidated statements of cash flows existed at that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the accompanying Management's Report on Internal Control over Financial Reporting. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express an opinion on these financial statements and on Farmer Mac's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions. As discussed in Notes 2 and 15 to the consolidated financial statements, Farmer Mac has restated its 2010 consolidated financial statements to correct an error.

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

March 16, 2011, except for the effects of the restatement described in Notes 2 and 15 to the consolidated financial statements and the matters described in Management's Report on Internal Control over Financial Reporting, as to which the date is June 1, 2011.

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

As discussed in Note 15 to the consolidated financial statements, the consolidated statement of cash flows for the year ended December 31, 2009 has been restated.

/s/ Deloitte & Touche LLP

McLean, Virginia
March 16, 2010
(August 4, 2010 as to Note 14 and June 1, 2011 as to Note 2(b) and Note 15)

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	For the Year Ended December 31,
	2010		2009		2008
	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands)
Preferred stock:
Balance, beginning of period	58	$57,578	9	$9,200	700	$35,000
Issuance of Series C preferred stock	-	-	49	48,378	9	9,200
Redemption of Series A preferred stock	-	-	-	-	(700)	(35,000)
Balance, end of period	58	$57,578	58	$57,578	9	$9,200
Common stock:
Balance, beginning of period	10,142	$10,142	10,132	$10,132	9,895	$9,895
Issuance of Class C common stock	127	127	10	10	5	5
Repurchase and retirement of Class C common stock	-	-	-	-	(32)	(32)
Exercise of stock options and SARs	15	15	-	-	264	264
Balance, end of period	10,284	$10,284	10,142	$10,142	10,132	$10,132
Additional paid-in capital:
Balance, beginning of period		$97,090		$95,572		$87,134
Stock-based compensation expense		2,774		2,694		2,759
Issuance of Class C common stock		40		32		65
Repurchase and retirement of Class C common stock		-		-		(285)
Exercise, vesting and cancellation of stock options, SARs and restricted stock		146		(1,208)		5,899
Balance, end of period		$100,050		$97,090		$95,572
Retained earnings/(accumulated deficit):
Balance, beginning of period		$28,127		$(52,144)		$94,357
Net income/(loss) attributable to Farmer Mac		31,993		99,600		(150,363)
Cash dividends:
Preferred stock, Series A ($3.20 per share)		-		-		(2,240)
Preferred stock, Series B ($8.33, $102.67 and $9.77 per share in 2010, 2009 and 2008, respectively)		(1,250)		(15,400)		(1,467)
Preferred stock, Series C ($50.00, $33.03 and $1.11 per share in 2010, 2009 and 2008, respectively)		(2,879)		(1,902)		(10)
Common stock ($0.20 per share in 2010 and 2009, and $0.40 per share in 2008)		(2,049)		(2,027)		(4,015)
Repurchase and retirement of Class C common stock		-		-		(514)
Loss on retirement of preferred stock		(5,784)		-		-
Cumulative effect of adoption of new accounting standard, net of tax		2,679		-		12,108
Balance, end of period		$50,837		$28,127		$(52,144)
Accumulated other comprehensive income/(loss):
Balance, beginning of period		$3,254		$(47,412)		$(2,793)
Cumulative effect from adoption of FASB guidance on fair value measurements, net of tax		-		-		(11,237)
Balance as of January 1		3,254		(47,412)		(14,030)
Change in unrealized gain/(loss) on available-for-sale securities, net of tax and reclassification adjustments		14,975		50,514		(33,657)
Change in unrealized gain on financial derivatives, net of tax and reclassification adjustments		46		152		275
Balance, end of period		$18,275		$3,254		$(47,412)
Total Stockholders' Equity		$237,024		$196,191		$15,348
Non-controlling interest:
Balance, beginning of period		$-		$-		$-
Preferred stock - Farmer Mac II LLC		241,853		-		-
Balance, end of period		$241,853		$-		$-
Total Equity		$478,877		$196,191		$15,348

Comprehensive income/(loss):
Net income/(loss)		$52,700		$99,600		$(150,363)
Change in accumulated other comprehensive income/(loss), net of tax		15,021		50,666		(33,382)
Comprehensive income/(loss)		67,721		150,266		(183,745)
Less: Comprehensive income attributable to non-controlling interest		20,707		-		-
Total comprehensive income/(loss)		$47,014		$150,266		$(183,745)
See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2010	2009	2008
	(As Restated)	(As Restated)
	(in thousands)
Cash flows from operating activities:
Net income/(loss)	$52,700	$99,600	$(150,363)
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Net amortization of premiums and discounts on loans, investments, and Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	11,845	3,926	2,001
Amortization of debt premiums, discounts and issuance costs	7,982	12,876	79,404
Net change in fair value of trading securities, financial derivatives and loans held for sale	(16,653)	(105,060)	111,768
Amortization of transition adjustment on financial derivatives	70	152	275
Other-than-temporary impairment losses	-	3,994	106,240
Gains on sale of loans and Farmer Mac Guaranteed Securities	-	(1,581)	(1,509)
Gains on the sale of available-for-sale investment securities	(266)	(3,353)	(316)
Gain on repurchase of debt	-	-	(864)
Gain on the sale of real estate owned	(10)	-	-
Total provision for losses	4,310	5,242	17,840
Deferred income taxes	(524)	35,615	(40,378)
Stock-based compensation expense	2,774	2,694	2,759
Proceeds from repayment and sale of trading investment securities	747	787	6,675
Purchases of loans held for sale	(661,310)	(164,335)	(61,525)
Proceeds from repayment of loans purchased as held for sale	43,820	30,664	15,235
Proceeds from sale of loans purchased as held for sale	-	73,641	-
Net change in:
Interest receivable	(23,117)	5,880	18,881
Guarantee and commitment fees receivable	20,264	6,093	(3,305)
Other assets	19,229	76,382	(113,247)
Accrued interest payable	17,569	(908)	(9,534)
Other liabilities	(18,243)	(9,019)	940
Net cash (used in)/provided by operating activities	(538,813)	73,290	(19,023)

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(1,075,852)	(325,871)	(1,185,437)
Purchases of Farmer Mac Guaranteed Securities	(2,010,991)	(2,047,954)	(623,179)
Purchases of loans held for investment	(34,387)	(59,627)	(135,097)
Purchases of defaulted loans	(6,082)	(21,269)	(58,279)
Proceeds from repayment of available-for-sale investment securities	350,197	195,589	581,098
Proceeds from repayment of Farmer Mac Guaranteed Securities	711,462	725,761	263,858
Proceeds from repayment of loans purchased as held for investment	291,778	72,759	118,178
Proceeds from sale of available-for-sale investment securities	100,833	306,506	456,506
Proceeds from sale of trading securities - fair value option	5,013	-	-
Proceeds from sale of Farmer Mac Guaranteed Securities	30,725	188,204	669,406
Proceeds from sale of real estate owned	1,055	40,955	-
Proceeds from sale of loans purchased as held for investment	-	285,312	-
Net cash (used in)/provided by investing activities	(1,636,249)	(639,635)	87,054

Cash flows from financing activities:
Proceeds from issuance of discount notes	66,804,224	54,840,697	126,824,163
Proceeds from issuance of medium-term notes	2,729,530	3,475,856	2,228,953
Payments to redeem discount notes	(65,300,682)	(54,675,917)	(126,990,012)
Payments to redeem medium-term notes	(1,872,590)	(2,727,000)	(2,070,136)
Excess tax benefits related to stock-based awards	763	-	381
Payments to third parties on debt securities of consolidated trusts	(176,260)	-	-
Proceeds from common stock issuance	172	42	5,734
Purchases of common stock	-	-	(831)
Issuance costs on retirement of preferred stock	(5,784)	-	-
Proceeds from preferred stock issuance - Farmer Mac II LLC	241,853	-	-
Proceeds from preferred stock issuance	-	48,378	9,200
Repurchases of preferred stock	-	-	(35,000)
Proceeds from mezzanine equity issuance	-	-	144,216
Retirement of Series B Preferred stock	(144,216)	-	-
Dividends paid - Non-controlling interest - preferred stock	(20,644)	-	-
Dividends paid on common and preferred stock	(6,178)	(19,329)	(7,732)
Net cash provided by financing activities	2,250,188	942,727	108,936
Net increase in cash and cash equivalents	75,126	376,382	176,967
Cash and cash equivalents at beginning of period	654,794	278,412	101,445
Cash and cash equivalents at end of period	$729,920	$654,794	$278,412
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

Restatement of the Consolidated Statements of Cash Flows

The Corporation has restated the consolidated financial statements for the years ended December 31, 2010 and 2009 and the condensed consolidated financial statements for the three and nine months ended September 30, 2010 and 2009 and for the three and six months ended June 30, 2010 and 2009 to correct errors regarding the classification of cash flows within the statements of cash flows.  These restatements solely affect the classification of items in operating and investing activities and have no impact on the net increase/(decrease) in cash and cash equivalents set forth in the condensed consolidated statements of cash flows and the consolidated statements of cash flows for any of the previously reported periods.  These errors related to the transferring of loans between the held for investment and held for sale classifications on the balance sheet based on a change in management’s intent to hold or sell such loans and the incorrect classification of cash flow activities of such loans in a manner consistent with this change in management’s intent.  Historically, cash receipts from the repayment of loans were classified within the statements of cash flows consistent with the then current balance sheet classification as opposed to the original balance sheet classification assigned based on management’s intent upon purchase of the loans, as prescribed by accounting guidance related to the statement of cash flows.  The restatements have no impact on Farmer Mac’s previously issued condensed consolidated interim or annual consolidated balance sheets, statements of operations or statements of changes in equity and do not affect core earnings, core capital and minimum capital surplus.  See Notes 15 and 16 for further information.

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
Effect of dilutive securities (1):
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

Farmer Mac Loan Purchases and Guarantees
	For the Year Ended December 31,
	2010	2009
	(in thousands)
Rural Utilities:
Loans	$313,028	$28,644
On-balance sheet Farmer Mac Guaranteed Securities	650,000	1,695,000
Off-balance sheet Farmer Mac Guaranteed Securities	2,924	16,009
Total purchases and guarantees	$965,952	$1,739,653

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

Farmer Mac did not recognize in earnings any other-than-temporary impairment losses on available-for-sale investment securities during 2010, compared to other-than-temporary impairment losses on available-for-sale investment securities of $2.7 million and $106.2 million in 2009 and 2008, respectively.  The significant other-than- temporary impairment losses in 2008 stemmed from Farmer Mac’s investments in Fannie Mae preferred stock and Lehman Brothers Holdings Inc. senior debt securities, which were subsequently liquidated in 2009.  All of these losses were recorded in earnings and presented as “Other-than-temporary impairment losses” in the consolidated statements of operations because they were deemed to be credit losses or management had the intent to sell the security as of the balance sheet date.

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
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans (1)	$-	$62,406	$-	$(15,373)	$131,544	$178,577
Floating rate corporate debt securities	-	400,000	-	(669)	(399,331)	-
Fixed rate corporate debt securities	500,138	-	-	2,951	(503,089)	-
Total available-for-sale securities	500,138	462,406	-	(13,091)	(770,876)	178,577
Trading:
Floating rate asset-backed securities(2)	8,179	(939)	(5,029)	-	-	2,211
Fixed rate mortgage-backed securities	415,813	29,367	13,846	-	(459,026)	-
Fixed rate GSE preferred stock(2)	-	(659)	(16,889)	-	179,100	161,552
Total trading	423,992	27,769	(8,072)	-	(279,926)	163,763
Total investment securities	924,130	490,175	(8,072)	(13,091)	(1,050,802)	342,340
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	338,958	(23,036)	-	8,378	24,992	349,292
Farmer Mac II	-	41,856	-	(12,869)	493,578	522,565
Rural Utilities	-	(270,000)	-	7,417	902,420	639,837
Total available-for-sale	338,958	(251,180)	-	2,926	1,420,990	1,511,694
Trading:
Farmer Mac II(3)	428,670	55,234	12,959	-	-	496,863
Rural Utilities(2)	-	(5,734)	(10,605)	-	459,026	442,687
Total trading	428,670	49,500	2,354	-	459,026	939,550
Total Farmer Mac Guaranteed Securities	767,628	(201,680)	2,354	2,926	1,880,016	2,451,244
Total Assets at fair value	$1 ,691,758	$288,495	$(5,718)	$(10,165)	$829,214	$2,793,584
Liabilities:
Financial Derivatives(4)	$(1,106)	$-	$(2,613)	$-	$-	$(3,719)
Total Liabilities at fair value	$(1,106)	$-	$(2,613)	$-	$-	$(3,719)

Nonrecurring:
Loans held for sale	$-	$(142,756)	$-	$-	$142,756	$-

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

Core Earnings by Business Segment
For the Year Ended December 31, 2010

					Reconciling		GAAP
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Adjustments		Amounts
	(in thousands)
Interest income (1)	$109,220	$55,129	$56,072	$27,497	$(9,207)		$238,711
Interest income related to consolidated
trusts owned by third parties reclassified
to guarantee fee income	(4,627)	-	-	-	4,627		-
Interest expense (2)	(71,147)	(45,076)	(44,207)	(16,384)	34,146		(142,668)
Net effective spread	33,446	10,053	11,865	11,113	29,566		96,043

Guarantee and commitment fees	22,270	458	5,990	-	(4,627)		24,091
Other income/(expense) (3)	3,389	299	1	(1,711)	(21,095)		(19,117)
Non-interest income/(loss)	25,659	757	5,991	(1,711)	(25,722)		4,974

Provision for loan losses	(1,893)	-	-	-	-		(1,893)

Reserve for losses	(2,417)	-	-	-	-		(2,417)
Other non-interest expense	(15,430)	(2,796)	(4,335)	(7,649)	-		(30,210)
Non-interest expense (4)	(17,847)	(2,796)	(4,335)	(7,649)	-		(32,627)

Core earnings before income taxes	39,365	8,014	13,521	1,753	3,844	(5)	66,497
Income tax (expense)/benefit	(13,778)	(2,805)	(4,733)	8,864	(1,345)		(13,797)
Core earnings before preferred stock
dividends, attribution of income to
non-controlling interest, and loss on
retirement of preferred stock	25,587	5,209	8,788	10,617	2,499	(5)	52,700
Preferred stock dividends	-	-	-	(4,129)	-		(4,129)
Non-controlling interest	-	-	-	(20,707)	-		(20,707)
Loss on retirement of preferred stock	-	-	-	-	(5,784)		(5,784)
Segment core earnings	$25,587	$5,209	$8,788	$(14,219)	$(3,285	) (5)	$22,080

Total assets at carrying value	$2,800,367	$1,378,265	$2,727,332	$2,573,950	$-		$9,479,914
Total on- and off-balance sheet program
assets at principal balance	8,188,628	1,385,398	2,642,683	-	-		12,216,709

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

Core Earnings by Business Segment
For the Year Ended December 31, 2008

					Reconciling		GAAP
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Adjustments		Amounts
	(in thousands)
Interest income (1)	$67,128	$48,211	$48,865	$87,935	$3,556		$255,695
Interest expense (2)	(41,879)	(44,395)	(44,556)	(63,125)	26,975		(166,980)
Net effective spread	25,249	3,816	4,309	24,810	30,531		88,715

Guarantee and commitment fees	24,825	2,407	1,149	-	-		28,381
Other income/(expense) (3)	6,458	20	-	(107,479)	(142,179)		(243,180)
Non-interest income/(loss)	31,283	2,427	1,149	(107,479)	(142,179)		(214,799)

Provision for loan losses	(14,531)	-	-	-	-		(14,531)

Reserve for losses	(3,309)	-	-	-	-		(3,309)
Other non-interest expense	(13,352)	(4,073)	(3,733)	(8,145)	-		(29,303)
Non-interest expense (4)	(16,661)	(4,073)	(3,733)	(8,145)	-		(32,612)

Core earnings before income taxes	25,340	2,170	1,725	(90,814)	(111,648	) (5)	(173,227)
Income tax (expense)/benefit	(8,869)	(760)	(604)	(5,981)	39,078		22,864
Core earnings before preferred
stock dividends	16,471	1,410	1,121	(96,795)	(72,570	) (5)	(150,363)
Preferred stock dividends	-	-	-	(3,717)	-		(3,717)
Segment core earnings	$16,471	$1,410	$1,121	$(100,512)	$(72,570	) (5)	$(154,080)

Total assets at carrying value	$1,210,244	$1,041,678	$1,095,657	$1,759,728	$-		$5,107,307
Total on- and off-balance sheet program
assets at principal balance	7,984,561	1,043,425	1,054,941	-	-		10,082,927

(1)	Includes reconciling adjustments for yield maintenance income to reflect core earnings amounts.
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

15. RESTATEMENT OF ANNUAL CONSOLIDATED STATEMENTS OF CASH FLOWS

The following table sets forth the effects of the restatement of the consolidated statements of cash flows for the years ended December 31, 2010 and 2009, respectively.  See also Note 2(b).

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2010			2009
	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
	(In thousands)
Cash flows from operating activities:
Net income	$52,700	$-	$52,700	$99,600	$-	$99,600
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Net amortization of premiums and discounts on loans, investments, andFarmer Mac Guaranteed Securities and USDA Guaranteed Securities	11,845	-	11,845	3,926	-	3,926
Amortization of debt premiums, discounts and issuance costs	7,982	-	7,982	12,876	-	12,876
Net change in fair value of trading securities, financial derivatives and loans held for sale	(16,653)	-	(16,653)	(105,060)	-	(105,060)
Amortization of transition adjustment on financial derivatives	70	-	70	152	-	152
Other-than-temporary impairment losses	-	-	-	3,994	-	3,994
Gains on sale of loans and Farmer Mac Guaranteed Securities	-	-	-	(1,581)	-	(1,581)
Gains on the sale of available-for-sale investment securities	(266)	-	(266)	(3,353)	-	(3,353)
Gain on repurchase of debt	-	-	-	-	-	-
Gain on the sale of real estate owned	(10)	-	(10)	-	-	-
Total provision for losses	4,310	-	4,310	5,242	-	5,242
Deferred income taxes	(524)	-	(524)	35,615	-	35,615
Stock-based compensation expense	2,774	-	2,774	2,694	-	2,694
Proceeds from repayment and sale of trading investment securities	747	-	747	787	-	787
Purchases of loans held for sale	(661,310)	-	(661,310)	(164,335)	-	(164,335)
Proceeds from repayment of loans purchased as held for sale	98,430	(54,610)	43,820	62,125	(31,461)	30,664
Proceeds from sale of loans purchased as held for sale	-	-	-	-	73,641	73,641
Net change in:
Interest receivable	(23,117)	-	(23,117)	5,880	-	5,880
Guarantee and commitment fees receivable	20,264	-	20,264	6,093	-	6,093
Other assets	19,229	-	19,229	76,382	-	76,382
Accrued interest payable	17,569	-	17,569	(908)	-	(908)
Other liabilities	(18,243)	-	(18,243)	(9,019)	-	(9,019)
Net cash (used in)/provided by operating activities	(484,203)	(54,610)	(538,813)	31,110	42,180	73,290
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(1,075,852)	-	(1,075,852)	(325,871)	-	(325,871)
Purchases of Farmer Mac Guaranteed Securities	(2,010,991)	-	(2,010,991)	(2,047,954)	-	(2,047,954)
Purchases of loans held for investment	(34,387)	-	(34,387)	(59,627)	-	(59,627)
Purchases of defaulted loans	(6,082)	-	(6,082)	(21,269)	-	(21,269)
Proceeds from repayment of available-for-sale investment securities	350,197	-	350,197	195,589	-	195,589
Proceeds from repayment of Farmer Mac Guaranteed Securities	711,462	-	711,462	725,761	-	725,761
Proceeds from repayment of loans purchased as held for investment	237,168	54,610	291,778	41,298	31,461	72,759
Proceeds from sale of available-for-sale investment securities	100,833	-	100,833	306,506	-	306,506
Proceeds from sale of trading securities - fair value option	5,013	-	5,013	-	-	-
Proceeds from sale of Farmer Mac Guaranteed Securities	30,725	-	30,725	188,204	-	188,204
Proceeds from sale of real estate owned	1,055	-	1,055	40,955	-	40,955
Proceeds from sale of loans purchased as held for investment	-	-	-	358,953	(73,641)	285,312
Net cash used in investing activities	(1,690,859)	54,610	(1,636,249)	(597,455)	(42,180)	(639,635)
Cash flows from financing activities:
Proceeds from issuance of discount notes	66,804,224	-	66,804,224	54,840,697	-	54,840,697
Proceeds from issuance of medium-term notes	2,729,530	-	2,729,530	3,475,856	-	3,475,856
Payments to redeem discount notes	(65,300,682)	-	(65,300,682)	(54,675,917)	-	(54,675,917)
Payments to redeem medium-term notes	(1,872,590)	-	(1,872,590)	(2,727,000)	-	(2,727,000)
Excess tax benefits related to stock-based awards	763	-	763	-	-	-
Payments to third parties on debt securities of consolidated trusts	(176,260)	-	(176,260)	-	-	-
Proceeds from common stock issuance	172	-	172	42	-	42
Issuance costs on retirement of preferred stock	(5,784)	-	(5,784)	-	-	-
Proceeds from preferred stock issuance - Farmer Mac II LLC	241,853	-	241,853	-	-	-
Proceeds from preferred stock issuance	-	-	-	48,378	-	48,378
Retirement of Series B Preferred stock	(144,216)	-	(144,216)	-	-	-
Dividends paid - Non-controlling interest - preferred stock	(20,644)	-	(20,644)	-	-	-
Dividends paid on common and preferred stock	(6,178)	-	(6,178)	(19,329)	-	(19,329)
Net cash provided by financing activities	2,250,188	-	2,250,188	942,727	-	942,727
Net increase in cash and cash equivalents	75,126	-	75,126	376,382	-	376,382
Cash and cash equivalents at beginning of period	654,794	-	654,794	278,412	-	278,412
Cash and cash equivalents at end of period	$729,920	$-	$729,920	$654,794	$-	$654,794
See accompanying notes to consolidated financial statements.

16.	RESTATEMENT OF QUARTERLY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

As discussed in Note 2(b), Farmer Mac has restated its condensed consolidated financial statements for the three and nine months ended September 30, 2010 and 2009, and the three and six months ended June 30, 2010 and 2009 to correct errors regarding the classification of cash flows within the statements of cash flows.  These errors related to the transferring of loans between the held for investment and held for sale classifications on the balance sheet based on a change in management’s intent to hold or sell such loans and the incorrect classification of cash flow activities of such loans in a manner consistent with this change in management’s intent.  Historically, cash receipts from the repayment of loans were classified within the statements of cash flows consistent with the then current balance sheet classification as opposed to the original balance sheet classification assigned based on management’s intent upon purchase of the loans, as prescribed by accounting guidance related to the statement of cash flows.  As a result of these restatements, this footnote is being presented in lieu of filing amended Forms 10-Q/A for the quarters September 30, 2010 and June 30, 2010 as described above, as all material information related to the corrections of these errors are reflected in this Form 10-K/A.  Farmer Mac will also present “as restated” its year to date June 30, 2010 and September 30, 2010 condensed consolidated statements of cash flows prospectively in its June 30, 2011 Form 10-Q and September 30, 2011 Form 10-Q, respectively. Additionally, the condensed consolidated statements of cash flows for the three months ended March 31, 2010 has been restated in Farmer Mac’s quarterly report on Form 10-Q filed with the SEC on May 10, 2011.

The following tables set forth the effects of the restatement of the quarterly condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009, respectively, and the six months ended June 30, 2010 and 2009, respectively.  See also Note 2 (b).

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
Series C, par value $1,000 per share, 100,000 shares authorized, 57,578 share issued
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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30,
	2010			2009
	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
	(in thousands)
Cash flows from operating activities:
Net income	$33,942	$-	$33,942	$89,237	$-	$89,237
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Net amortization of premiums and discounts on loans, investments, and Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	8,421	-	8,421	3,123	-	3,123
Amortization of debt premiums, discounts and issuance costs	5,057	-	5,057	10,982	-	10,982
Net change in fair value of trading securities, financial derivatives and loans held for sale	(5,970)	-	(5,970)	(104,312)	-	(104,312)
Amortization of transition adjustment on financial derivatives	120	-	120	124	-	124
Other-than-temporary impairment losses	-	-	-	3,994	-	3,994
Gains on sale of loans and Farmer Mac Guaranteed Securities	-	-	-	(1,581)	-	(1,581)
Gains on the sale of available-for-sale investment securities	(264)	-	(264)	(2,913)	-	(2,913)
Total provision for losses	3,072	-	3,072	3,018	-	3,018
Deferred income taxes	809	-	809	73,629	-	73,629
Stock-based compensation expense	2,188	-	2,188	2,159	-	2,159
Proceeds from repayment and sale of trading investment securities	586	-	586	644	-	644
Purchases of loans held for sale	(404,072)	-	(404,072)	(122,421)	-	(122,421)
Proceeds from repayment of loans purchased as held for sale	82,988	(50,482)	32,506	51,896	(26,908)	24,988
Proceeds from sale of loans purchased as held for sale	-	-	-	-	73,641	73,641
Net change in:
Interest receivable	(246)	-	(246)	16,852	-	16,852
Guarantee and commitment fees receivable	20,958	-	20,958	6,637	-	6,637
Other assets	522	-	522	24,287	-	24,287
Accrued interest payable	5,532	-	5,532	(3,082)	-	(3,082)
Other liabilities	(17,865)	-	(17,865)	11,725	-	11,725
Net cash (used in)/provided by operating activities	(264,222)	(50,482)	(314,704)	63,998	46,733	110,731
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(626,678)	-	(626,678)	(41,721)	-	(41,721)
Purchases of Farmer Mac Guaranteed Securities	(1,151,375)	-	(1,151,375)	(1,952,704)	-	(1,952,704)
Purchases of loans held for investment	(26,367)	-	(26,367)	(48,147)	-	(48,147)
Purchases of defaulted loans	(5,317)	-	(5,317)	(19,631)	-	(19,631)
Proceeds from repayment of available-for-sale investment securities	213,315	-	213,315	148,544	-	148,544
Proceeds from repayment of Farmer Mac Guaranteed Securities	372,862	-	372,862	690,741	-	690,741
Proceeds from repayment of loans purchased as held for investment	196,424	50,482	246,906	37,308	26,908	64,216
Proceeds from sale of available-for-sale investment securities	92,767	-	92,767	207,879	-	207,879
Proceeds from sale of trading securities - fair value option	5,013	-	5,013	-	-	-
Proceeds from sale of Farmer Mac Guaranteed Securities	18,860	-	18,860	24,232	-	24,232
Proceeds from sale of real estate owned	-	-	-	31,056		31,056
Proceeds from sale of loans purchased as held for investment	-	-	-	358,953	(73,641)	285,312
Net cash used in by investing activities	(910,496)	50,482	(860,014)	(563,490)	(46,733)	(610,223)
Cash flows from financing activities:
Proceeds from issuance of discount notes	50,774,678	-	50,774,678	40,680,191	-	40,680,191
Proceeds from issuance of medium-term notes	1,977,609	-	1,977,609	2,962,189	-	2,962,189
Payments to redeem discount notes	(50,262,407)	-	(50,262,407)	(41,077,281)	-	(41,077,281)
Payments to redeem medium-term notes	(1,441,590)	-	(1,441,590)	(2,103,000)	-	(2,103,000)
Tax benefit from tax deduction in excess of compensation cost recognized	747	-	747	-	-	-
Payments to third parties on debt securities of consolidated trusts	(147,832)	-	(147,832)	-	-	-
Proceeds from common stock issuance	180	-	180	29	-	29
Issuance costs on retirement of preferred stock	(5,784)	-	(5,784)	-	-	-
Proceeds from preferred stock issuance - Farmer Mac II LLC	241,853	-	241,853	-	-	-
Proceeds from preferred stock issuance	-	-	-	47,800	-	47,800
Retirement of Series B Preferred stock	(144,216)	-	(144,216)	-	-	-
Dividends paid - Non-controlling interest - preferred stock	(15,097)	-	(15,097)	-	-	-
Dividends paid on common and preferred stock	(4,944)	-	(4,944)	(13,954)	-	(13,954)
Net cash provided by financing activities	973,197	-	973,197	495,974	-	495,974
Net decrease in cash and cash equivalents	(201,521)	-	(201,521)	(3,518)	-	(3,518)
Cash and cash equivalents at beginning of period	654,794	-	654,794	278,412	-	278,412
Cash and cash equivalents at end of period	$453,273	$-	$453,273	$274,894	$-	$274,894

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2010	2009
	(in thousands)
Assets:
Cash and cash equivalents	$325,333	$654,794
Investment securities:
Available-for-sale, at fair value	1,175,376	1,041,923
Trading, at fair value	81,956	89,972
Total investment securities	1,257,332	1,131,895
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value	1,718,140	2,524,867
Trading, at fair value	-	874,129
Total Farmer Mac Guaranteed Securities	1,718,140	3,398,996
USDA Guaranteed Securities:
Available-for-sale, at fair value	880,424	-
Trading, at fair value	386,496	-
Total USDA Guaranteed Securities	1,266,920	-
Loans:
Loans held for sale, at lower of cost or fair value	908,778	666,534
Loans held for investment, at amortized cost	96,057	93,478
Loans held for investment in consolidated trusts, at amortized cost	1,332,624	-
Allowance for loan losses	(9,495)	(6,292)
Total loans, net of allowance	2,327,964	753,720
Real estate owned, at lower of cost or fair value	4,023	739
Financial derivatives, at fair value	37,121	15,040
Interest receivable	72,616	67,178
Guarantee and commitment fees receivable	36,579	55,016
Deferred tax asset, net	10,405	24,146
Prepaid expenses and other assets	43,057	37,289
Total Assets	$7,099,490	$6,138,813

Liabilities, Mezzanine Equity and Equity:
Liabilities:
Notes payable:
Due within one year	$3,226,745	$3,662,898
Due after one year	2,269,421	1,908,713
Total notes payable	5,496,166	5,571,611
Debt securities of consolidated trusts held by third parties	882,629	-
Financial derivatives, at fair value	132,675	107,367
Accrued interest payable	52,913	39,562
Guarantee and commitment obligation	32,762	48,526
Accounts payable and accrued expenses	19,397	23,445
Reserve for losses	9,470	7,895
Total Liabilities	6,626,012	5,798,406

Commitments and Contingencies
Mezzanine Equity:
Series B redeemable preferred stock, par value $1,000 per share, 150,000 shares authorized, issued and outstanding as of December 31, 2009 (redemption value $150,000,000)	-	144,216
Stockholders' Equity:
Preferred stock:
Series C, par value $1,000 per share, 100,000 shares authorized, 57,578 issued
and outstanding	57,578	57,578
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 8,745,269 shares outstanding as of June 30, 2010 and 8,610,918 shares outstanding as of December 31, 2009	8,745	8,611
Additional paid-in capital	98,925	97,090
Accumulated other comprehensive income	31,469	3,254
Retained earnings	33,377	28,127
Total Stockholders' Equity	231,625	196,191
Non-controlling interest - preferred stock	241,853	-
Total Equity	473,478	196,191
Total Liabilities, Mezzanine Equity and Equity	$7,099,490	$6,138,813

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$6,390	$7,049	$12,873	$15,958
Farmer Mac and USDA Guaranteed Securities	18,795	25,805	39,626	53,564
Loans	32,142	8,896	65,560	19,381
Total interest income	57,327	41,750	118,059	88,903
Total interest expense	35,719	21,849	72,834	45,562
Net interest income	21,608	19,901	45,225	43,341
Recoveries/(provision) for loan losses	1,870	5,693	(980)	2,159
Net interest income after recoveries/(provision) for loan losses	23,478	25,594	44,245	45,500

Non-interest (expense)/income:
Guarantee and commitment fees	5,710	7,908	11,629	15,318
(Losses)/gains on financial derivatives	(15,840)	21,528	(21,644)	23,239
Gains on trading assets	5,058	35	8,425	31,660
Other-than-temporary impairment losses	-	(2,292)	-	(2,373)
(Losses)/gains on sale of available-for-sale investment securities	-	(300)	240	2,850
Gains on sale of loans and Farmer Mac Guaranteed Securities	-	-	-	1,581
Lower of cost or fair value adjustment on loans held for sale	90	-	(2,184)	-
Other income	211	101	1,040	335
Non-interest (expense)/income	(4,771)	26,980	(2,494)	72,610

Non-interest expense:
Compensation and employee benefits	3,907	3,572	7,418	7,597
General and administrative	2,051	2,986	4,554	5,900
Regulatory fees	562	512	1,125	1,025
Real estate owned operating costs/(income), net	298	(16)	308	5
Provision/(recoveries) for losses	3,043	(529)	1,575	1,990
Non-interest expense	9,861	6,525	14,980	16,517
Income before income taxes	8,846	46,049	26,771	101,593
Income tax expense	756	16,534	5,092	34,624
Net income	8,090	29,515	21,679	66,969
Less: Net income attributable to non-controlling interest -
preferred stock dividends	(5,546)	-	(9,614)	-
Net income attributable to Farmer Mac	2,544	29,515	12,065	66,969
Preferred stock dividends	(720)	(4,130)	(2,690)	(8,066)
Loss on retirement of preferred stock	-	-	(5,784)	-
Net income available to common stockholders	$1,824	$25,385	$3,591	$58,903

Earnings per common share and dividends:
Basic earnings per common share	$0.18	$2.50	$0.35	$5.81
Diluted earnings per common share	$0.17	$2.49	$0.34	$5.80
Common stock dividends per common share	$0.05	$0.05	$0.10	$0.10

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
Exercise, vesting and cancelation of stock options,
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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30,
	2010			2009
	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
	(in thousands)
Cash flows from operating activities:
Net income	$21,679	$-	$21,679	$66,969	$-	$66,969
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Net amortization of premiums and discounts on loans, investments, and Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	6,150	-	6,150	2,207	-	2,207
Amortization of debt premiums, discounts and issuance costs	3,033	-	3,033	8,116	-	8,116
Net change in fair value of trading securities, financial derivatives and loans held for sale	(5,288)	-	(5,288)	(77,939)	-	(77,939)
Amortization of transition adjustment on financial derivatives	80	-	80	89	-	89
Other-than-temporary impairment losses	-	-	-	2,373	-	2,373
Gains on sale of loans and Farmer Mac Guaranteed Securities	-	-	-	(1,581)	-	(1,581)
Gains on the sale of available-for-sale investment securities	(240)	-	(240)	(2,850)	-	(2,850)
Total provision for losses	2,555	-	2,555	(169)	-	(169)
Deferred income taxes	(3,347)	-	(3,347)	37,164	-	37,164
Stock-based compensation expense	1,508	-	1,508	1,543	-	1,543
Proceeds from repayment and sale of trading investment securities	400	-	400	472	-	472
Purchases of loans held for sale	(293,003)	-	(293,003)	(53,045)	-	(53,045)
Proceeds from repayment of loans purchased as held for sale	46,835	(31,593)	15,242	16,117	(8,640)	7,477
Proceeds from sale of loans purchased as held for sale	-	-	-	-	73,641	73,641
Net change in:
Interest receivable	(5,438)	-	(5,438)	19,262	-	19,262
Guarantee and commitment fees receivable	18,437	-	18,437	5,026	-	5,026
Other assets	(2,576)	-	(2,576)	42,734	-	42,734
Accrued interest payable	13,351	-	13,351	(1,711)	-	(1,711)
Other liabilities	(19,294)	-	(19,294)	(7,686)	-	(7,686)
Net cash (used in)/provided by operating activities	(215,158)	(31,593)	(246,751)	57,091	65,001	122,092
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(306,239)	-	(306,239)	-	-	-
Purchases of Farmer Mac Guaranteed Securities	(216,302)	-	(216,302)	(949,480)	-	(949,480)
Purchases of loans held for investment	(19,924)	-	(19,924)	(14,670)	-	(14,670)
Purchases of defaulted loans	(3,403)	-	(3,403)	(5,602)	-	(5,602)
Proceeds from repayment of available-for-sale investment securities	112,337	-	112,337	129,265	-	129,265
Proceeds from repayment of Farmer Mac Guaranteed Securities	202,526	-	202,526	137,572	-	137,572
Proceeds from repayment of loans purchased as held for investment	142,328	31,593	173,921	34,252	8,640	42,892
Proceeds from sale of available-for-sale investment securities	69,175	-	69,175	153,100	-	153,100
Proceeds from sale of trading securities - fair value option	5,013	-	5,013	-	-	-
Proceeds from sale of Farmer Mac Guaranteed Securities	12,906	-	12,906	17,224	-	17,224
Proceeds from sale of loans purchased as held for investment	-	-	-	358,953	(73,641)	285,312
Net cash (used in)/provided by investing activities	(1,583)	31,593	30,010	(139,386)	(65,001)	(204,387)
Cash flows from financing activities:
Proceeds from issuance of discount notes	31,919,565	-	31,919,565	27,760,730	-	27,760,730
Proceeds from issuance of medium-term notes	1,006,272	-	1,006,272	2,074,185	-	2,074,185
Payments to redeem discount notes	(32,095,725)	-	(32,095,725)	(27,974,911)	-	(27,974,911)
Payments to redeem medium-term notes	(908,590)	-	(908,590)	(1,715,000)	-	(1,715,000)
Tax benefit from tax deduction in excess of compensation cost recognized	747	-	747	-	-	-
Payments to third parties on debt securities of consolidated trusts	(113,749)	-	(113,749)	-	-	-
Proceeds from common stock issuance	168	-	168	17	-	17
Issuance costs on retirement of preferred stock	(5,784)	-	(5,784)	-	-	-
Proceeds from preferred stock issuance - Farmer Mac II LLC	241,853	-	241,853	-	-	-
Proceeds from preferred stock issuance	-	-	-	30,800	-	30,800
Retirement of Series B Preferred stock	(144,216)	-	(144,216)	-	-	-
Dividends paid - Non-controlling interest - preferred stock	(9,551)	-	(9,551)	-	-	-
Dividends paid on common and preferred stock	(3,710)	-	(3,710)	(9,080)	-	(9,080)
Net cash (used in)/provided by financing activities	(112,720)	-	(112,720)	166,741	-	166,741
Net (decrease)/increase in cash and cash equivalents	(329,461)	-	(329,461)	84,446	-	84,446
Cash and cash equivalents at beginning of period	654,794	-	654,794	278,412	-	278,412
Cash and cash equivalents at end of period	$325,333	$-	$325,333	$362,858	$-	$362,858

17.	QUARTERLY FINANCIAL INFORMATION (Unaudited)

	2010 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(in thousands, except per share amounts)
Interest income:
Interest income	$62,077	$58,575	$57,327	$60,732
Interest expense	36,308	33,526	35,719	37,115
Net interest income	25,769	25,049	21,608	23,617
(Provision)/recovery for loan losses	(501)	(412)	1,870	(2,850)
Net interest income after (provision)/
recovery for loan losses	25,268	24,637	23,478	20,767

Non-interest income:
Guarantee and commitment fees	6,485	5,977	5,710	5,919
Gains/(losses) on financial derivatives	11,349	(6,864)	(15,840)	(5,804)
(Losses)/gains on trading assets	(1,433)	(1,722)	5,058	3,367
Gains on sale of available-for-sale
investment securities	2	24	-	240
Gain on Sale of REO	10	-	-	-
Lower of cost or fair value adjustment
on loans held for sale	(5,658)	(906)	90	(2,274)
Other income	64	140	211	829
Non-interest income/(loss)	10,819	(3,351)	(4,771)	2,277

Non-interest expense	9,509	8,138	9,861	5,119

Income before income taxes	26,578	13,148	8,846	17,925
Income tax expense	7,820	885	756	4,336
Net income	18,758	12,263	8,090	13,589
Less: Net income attributable to non-controlling
interest - preferred stock dividends	(5,547)	(5,546)	(5,546)	(4,068)
Net income attributable to Farmer Mac	13,211	6,717	2,544	9,521
Preferred stock dividends	(719)	(720)	(720)	(1,970)
Loss on retirement of preferred stock	-	-	-	(5,784)
Net income available to
common stockholders	$12,492	$5,997	$1,824	$1,767

Earnings per common share:
Basic earnings per
common share	$1.21	$0.58	$0.18	$0.17
Diluted earnings per
common share	$1.16	$0.56	$0.17	$0.17
Common stock dividends
per common share	$0.05	$0.05	$0.05	$0.05

	2009 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(in thousands, except per share amounts)
Interest income:
Interest income	$44,762	$42,828	$41,750	$47,153
Interest expense	21,992	23,031	21,849	23,713
Net interest income	22,770	19,797	19,901	23,440
(Provision)/recovery for loan losses	(1,914)	(3,098)	5,693	(3,534)
Net interest income after (provision)/
recovery for loan losses	20,856	16,699	25,594	19,906

Non-interest income:
Guarantee and commitment fees	8,319	8,168	7,908	7,410
Gains/(losses) on financial derivatives	5,791	(7,733)	21,528	1,711
(Losses)/gains on trading assets	(13,434)	25,047	35	31,625
Other-than-temporary impairment losses	-	(1,621)	(2,292)	(81)
Gains/(losses) on sale of available-for-sale
investment securities	440	63	(300)	3,150
Gains on sale of loans and Farmer Mac
Guaranteed Securities	-	-	-	1,581
Lower of cost or fair value adjustment
on loans held for sale	176	(315)	-	-
Other income	54	1,189	101	234
Non-interest income	1,346	24,798	26,980	45,630

Non-interest expense	7,043	6,132	6,525	9,992

Income before income taxes	15,159	35,365	46,049	55,544
Income tax expense	4,796	13,097	16,534	18,090
Net income	10,363	22,268	29,515	37,454
Preferred stock dividends	(4,868)	(4,368)	(4,130)	(3,936)
Net income available to
common stockholders	$5,495	$17,900	$25,385	$33,518

Earnings per common share:
Basic earnings per
common share	$0.54	$1.77	$2.50	$3.31
Diluted earnings per
common share	$0.53	$1.74	$2.49	$3.31
Common stock dividends
per common share	$0.05	$0.05	$0.05	$0.05

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)  Management’s Evaluation of Disclosure Controls and Procedures.  Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation’s periodic filings under the Exchange Act, including this Annual Report on Form 10-K/A, is recorded, processed, summarized and reported on a timely basis.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation’s management on a timely basis to allow decisions regarding required disclosure.  Management, including Farmer Mac’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2010.  In connection with the restatement discussed in the explanatory note to this Form 10-K/A and in Notes 2(b), 15 and 16 to the consolidated financial statements, under the direction of the CEO and CFO, management re-evaluated Farmer Mac’s disclosure controls and procedures.  Based on management’s assessment, the CEO and CFO indentified a material weakness in internal control over financial reporting related to incorrect classifications of proceeds from the repayments of certain loans between operating and investing activities on the consolidated statements of cash flows.  Solely as a result of this material weakness, Farmer Mac concluded that its disclosure controls and procedures were not effective as of December 31, 2010 and for each of the quarterly periods ended March 31, 2010, June 30, 2010 and September 30, 2010.

As of June 1, 2011, Farmer Mac remediated the internal control weakness related to incorrect classifications of proceeds from the repayments of certain loans between operating and investing activities on the consolidated statements of cash flows.  In connection with this amendment to Form 10-K, under the direction of the CEO and CFO, management has evaluated its disclosure controls and procedures as currently in effect, including the remedial actions described below, and has concluded, that as of this date, Farmer Mac’s disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting (as restated).  The management of Farmer Mac is responsible for establishing and maintaining adequate internal control over financial reporting.  With the participation of the Corporation’s CEO and CFO, Farmer Mac’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Corporation’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework.  Based on its initial evaluation under the COSO criteria, management initially concluded that the Corporation’s internal control over financial reporting as of December 31, 2010 was effective.  Subsequently, in second quarter 2011, management concluded that the Corporation did not maintain effective controls over the appropriate classifications of proceeds from the repayments of certain loans between operating and investing activities on the consolidated statements of cash flows.  On May 10, 2011, the Corporation’s Board of Directors authorized management to restate the Corporation’s previously issued condensed consolidated statements of cash flows for the three, six and nine month periods ended March 31, 2010, and June 30 and September 30, 2010 and 2009, respectively, and its consolidated statements of cash flows for the years ended December 31, 2010 and 2009.  Accordingly, management concluded that the control deficiency that resulted in incorrect classifications of proceeds from the repayments of certain loans between operating and investing activities on the consolidated statements of cash flows constituted a material weakness as of December 31, 2010.  Solely as a result of this material weakness, management revised its earlier assessment and concluded that Farmer Mac’s internal control over financial reporting was not effective as of December 31, 2010.

Remediation Plan.  In second quarter 2011, Farmer Mac conducted a comprehensive evaluation of the classifications of cash flows within the Corporation’s consolidated statements of cash flows, established a new policy and developed a process to report cash flows based on management’s original intent upon purchase of a loan.  Management believes these efforts and the filing of this Form 10-K/A for the year ended December 31, 2010 have remediated the identified material weakness.

See Item 8 above for management’s report on internal control over financial reporting and the accompanying reports of independent registered public accounting firms.

(b)  Changes in Internal Control Over Financial Reporting.  There were no changes in Farmer Mac’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, Farmer Mac’s internal control over financial reporting.  However, as described above, management implemented changes in internal control over financial reporting during second quarter 2011 that remediated a material weakness related to incorrect classifications of proceeds from the repayments of certain loans between operating and investing activities on the consolidated statements of cash flows.

Item 9B.	Other Information

None.

PART IV

Item 15.                Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements.

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

*	10.14	-	Lease Agreement, dated June 28, 2001 between EOP – Two Lafayette, L.L.C. and the Registrant (Previously filed as Exhibit 10.10 to Form 10-K filed March 27, 2002).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*#	10.15	-	Long Term Standby Commitment to Purchase dated as of August 1, 2007 between Farm Credit Bank of Texas and the Registrant (Previously filed as Exhibit 10.20 to Form 10-Q filed November 8, 2007).

*#	10.16	-	Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-Q filed November 9, 2004).

*#	10.16.1	-	Amendment No. 1 dated as of December 8, 2006 to Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-K filed March 15, 2007).

*#	10.17	-	Central Servicer Delinquent Loan Servicing Transfer Agreement dated as of July 1, 2004 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.18	-	Form of Indemnification Agreement for Directors (Previously filed as Exhibit 10.1 to Form 8-K filed April 9, 2008).

	10.19	-	Exhibit number reserved for future use.

†*	10.20	-	Agreement and General Release dated as of January 30, 2009 between Henry D. Edelman and the Registrant (Form 10-Q filed May 12, 2009).

†*	10.21	-	Agreement and General Release dated as of February 6, 2009 between Nancy E. Corsiglia and the Registrant (Form 10-Q filed May 12, 2009).

*	10.22	-
Master Trust, Sale and Servicing Agreement dated as of October 20, 2006 between CFC Advantage, LLC, National Rural Utilities Cooperative Finance Corporation, U.S. Bank National Association, and the Registrant (Form 10-Q filed August 9, 2010).

*	10.23	-
Registration Rights Agreement Series 2007-1 dated as of February 15, 2007 between CFC Advantage, LLC, National Rural Utilities Cooperative Finance Corporation, and the Registrant (Form 10-Q filed August 9, 2010).

*	10.24	-
Registration Rights Agreement Series 2007-2 dated as of August 10, 2007 between CFC Advantage, LLC, National Rural Utilities Cooperative Finance Corporation and the Registrant (Form 10-Q filed August 9, 2010).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*	10.25	-
Note Purchase Agreement dated as of December 15, 2008 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant (Form 10-Q filed August 9, 2010).

*	10.25.1	-
First Amendment to Note Purchase Agreement dated as of July 13, 2009 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant (Form 10-Q filed August 9, 2010).

*	10.26	-
Pledge Agreement dated as of December 15, 2008 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, U.S. Bank Trust National Association, and the Registrant (Form 10-Q filed August 9, 2010).

*	10.26.1	-
First Amendment to Pledge Agreement dated as of September 23, 2009 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, U.S. Bank Trust National Association, and the Registrant (Form 10-Q filed August 9, 2010).

*	10.27	-
Setoff Rights Letter Agreement dated as of December 15, 2008 between National Rural Utilities Cooperative Finance Corporation, Farmer Mac Mortgage Securities Corporation, and the Registrant (Form 10-Q filed August 9, 2010).

*	10.28	-
Note Purchase Agreement dated as of February 5, 2009 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant (Form 10-Q filed August 9, 2010).

*	10.28.1	-
First Amendment to Note Purchase Agreement dated as of July 13, 2009 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant (Form 10-Q filed August 9, 2010).

*	10.29	-
Pledge Agreement dated as of February 5, 2009 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, U.S. Bank Trust National Association, and the Registrant (Form 10-Q filed August 9, 2010).

*	10.29.1	-
First Amendment to Pledge Agreement dated as of September 23, 2009 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, U.S. Bank Trust National Association, and the Registrant (Form 10-Q filed August 9, 2010).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*	10.30	-
Setoff Rights Letter Agreement dated as of February 5, 2009 between National Rural Utilities Cooperative Finance Corporation, Farmer Mac Mortgage Securities Corporation, and the Registrant (Form 10-Q filed August 9, 2010).

*	10.31	-
Note Purchase Agreement dated as of March 23, 2009 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant (Form 10-Q filed August 9, 2010).

*	10.32	-
Pledge Agreement dated as of March 23, 2009 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, U.S. Bank Trust National Association, and the Registrant (Form 10-Q filed August 9, 2010).

*	10.32.1	-
First Amendment to Pledge Agreement dated as of September 23, 2009 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, U.S. Bank Trust National Association, and the Registrant (Form 10-Q filed August 9, 2010).

*	10.33	-
Setoff Rights Letter Agreement dated as of March 23, 2009 between National Rural Utilities Cooperative Finance Corporation, Farmer Mac Mortgage Securities Corporation, and the Registrant (Form 10-Q filed August 9, 2010).

*	10.34	-
Note Purchase Agreement dated as of May 22, 2009 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant (Form 10-Q filed August 9, 2010).

*	10.35	-
Pledge Agreement dated as of May 22, 2009 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, U.S. Bank Trust National Association, and the Registrant (Form 10-Q filed August 9, 2010).

*	10.36	-
Setoff Rights Letter Agreement dated as of May 22, 2009 between National Rural Utilities Cooperative Finance Corporation, Farmer Mac Mortgage Securities Corporation, and the Registrant (Form 10-Q filed August 9, 2010).

*	10.37	-	Master Sale and Servicing Agreement dated as of July 24, 2009 between National Rural Utilities Cooperative Finance Corporation and the Registrant (Form 10-Q filed August 9, 2010).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*	10.37.1	-
Amendment No. 1 to Master Sale and Servicing Agreement dated as of February 1, 2010 between National Rural Utilities Cooperative Finance Corporation and the Registrant (Form 10-Q filed August 9, 2010).

*#	10.38	-	Credit Support Agreement dated as of September 1, 2009 between National Rural Utilities Cooperative Finance Corporation and the Registrant (Form 10-Q filed August 9, 2010).

*	10.39	-	Indenture dated as of September 1, 2009 between National Rural Utilities Cooperative Finance Corporation, U.S. Bank National Association and the Registrant (Form 10-Q filed August 9, 2010).

*	10.40	-
Note Purchase Agreement dated as of January 11, 2011 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant (Form 10-K filed March 16, 2011).

*	10.41	-
Pledge Agreement dated as of January 11, 2011 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, U.S. Bank Trust National Association, and the Registrant (Form 10-K filed March 16, 2011).

*	10.42	-
Setoff Rights Letter Agreement dated as of January 11, 2011 between National Rural Utilities Cooperative Finance Corporation, Farmer Mac Mortgage Securities Corporation, and the Registrant (Form 10-K filed March 16, 2011).

**	10.43	-	Sublease Agreement dated as of December 6, 2010 between Mayer Brown LLP and the Registrant.

*	21	-	List of the Registrant’s subsidiaries (Form 10-K filed March 16, 2010).

*	31.1	-
Certification of Chief Executive Officer relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Form 10-K filed March 16, 2011).

*	31.2	-	Certification of Chief Financial Officer relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Form 10-K filed March 16, 2011).

**	31.3	-
Certification of Chief Executive Officer relating to the Amendment No. 1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.4	-
Certification of Chief Financial Officer relating to the Amendment No. 1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*	32	-	Certification of Chief Executive Officer and Chief Financial Officer relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Form 10-K filed March 16, 2011).

**	32.1	-
Certification of Chief Executive Officer and Chief Financial Officer relating to the Amendment No. 1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Michael A. Gerber		June 1, 2011
By:	Michael A. Gerber	Date
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lowell L. Junkins	Chairman of the Board and	June 1, 2011
Lowell L. Junkins	Director

/s/ Michael A. Gerber	President and Chief Executive	June 1, 2011
Michael A. Gerber	Officer
(Principal Executive Officer)

/s/ Timothy L. Buzby	Senior Vice President – Chief	June 1, 2011
Timothy L. Buzby	Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)

Name	Title	Date

/s/ Julia Bartling	Director	June 1, 2011
Julia Bartling

/s/ Dennis L. Brack	Director	June 1, 2011
Dennis L. Brack

/s/ Richard H. Davidson	Director	June 1, 2011
Richard H. Davidson

/s/ James R. Engebretsen	Director	June 1, 2011
James R. Engebretsen

/s/ Dennis A. Everson	Director	June 1, 2011
Dennis A. Everson

/s/ Sara L. Faivre-Davis	Director	June 1, 2011
Sara L. Faivre-Davis

/s/ Ernest M. Hodges	Director	June 1, 2011
Ernest M. Hodges

/s/ Brian P. Jackson	Director	June 1, 2011
Brian P. Jackson

/s/ Mitchell A. Johnson	Director	June 1, 2011
Mitchell A. Johnson

/s/ Glen O. Klippenstein	Director	June 1, 2011
Glen O. Klippenstein

/s/ Clark B. Maxwell	Director	June 1, 2011
Clark B. Maxwell

/s/ Brian J. O’Keane	Director	June 1, 2011
Brian J. O’Keane

/s/ John Dan Raines, Jr.	Director	June 1, 2011
John Dan Raines, Jr.

/s/ Myles J. Watts	Director	June 1, 2011
Myles J. Watts