Form 10-Q
period 2011-06-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2011-08-09
CIK 845877

As filed with the Securities and Exchange Commission on August 9, 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes           ☐                                No           ☒

As of August 1, 2011 the registrant had 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 8,821,878 shares of Class C Non-Voting Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

The following information concerning Farmer Mac’s interim unaudited condensed consolidated financial statements is included in this report beginning on the pages listed below:

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2011	2010
	(in thousands)
Assets:
Cash and cash equivalents	$768,335	$729,920

Investment securities:
Available-for-sale, at fair value	2,005,714	1,677,233
Trading, at fair value	88,151	86,096
Total investment securities	2,093,865	1,763,329

Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value	3,243,965	2,907,264

USDA Guaranteed Securities:
Available-for-sale, at fair value	1,120,397	1,005,679
Trading, at fair value	249,074	311,765
Total USDA Guaranteed Securities	1,369,471	1,317,444
Loans:
Loans held for sale, at lower of cost or fair value	447,087	1,212,065
Loans held for investment, at amortized cost	1,168,995	90,674
Loans held for investment in consolidated trusts, at amortized cost	1,182,408	1,265,663
Allowance for loan losses	(11,053)	(9,803)
Total loans, net of allowance	2,787,437	2,558,599

Real estate owned, at lower of cost or fair value	4,067	1,992
Financial derivatives, at fair value	43,976	41,492
Interest receivable	88,852	90,295
Guarantee and commitment fees receivable	31,824	34,752
Deferred tax asset, net	3,591	14,530
Prepaid expenses and other assets	9,445	20,297
Total Assets	$10,444,828	$9,479,914

Liabilities and Equity:
Liabilities:
Notes payable:
Due within one year	$5,201,832	$4,509,419
Due after one year	3,744,877	3,430,656
Total notes payable	8,946,709	7,940,075
Debt securities of consolidated trusts held by third parties	755,357	827,411
Financial derivatives, at fair value	109,151	113,687
Accrued interest payable	56,152	57,131
Guarantee and commitment obligation	27,628	30,308
Accounts payable and accrued expenses	21,781	22,113
Reserve for losses	7,443	10,312
Total Liabilities	9,924,221	9,001,037

Commitments and Contingencies (Note 5)

Equity:
Preferred stock:
Series C, par value $1,000 per share, 100,000 shares authorized, 57,578 shares issued
and outstanding	57,578	57,578
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 8,812,500 shares outstanding
as of June 30, 2011 and 8,752,711 shares outstanding as of December 31, 2010	8,813	8,753
Additional paid-in capital	101,097	100,050
Accumulated other comprehensive income	36,436	18,275
Retained earnings	73,299	50,837
Total Stockholders' Equity	278,754	237,024
Non-controlling interest - preferred stock	241,853	241,853
Total Equity	520,607	478,877
Total Liabilities and Equity	$10,444,828	$9,479,914

See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$7,033	$6,390	$14,220	$12,873
Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	29,358	18,795	57,133	39,626
Loans	30,461	32,142	59,571	65,560
Total interest income	66,852	57,327	130,924	118,059
Total interest expense	37,640	35,719	74,693	72,834
Net interest income	29,212	21,608	56,231	45,225
(Provision for)/release of loan losses	(160)	1,870	(1,441)	(980)
Net interest income after (provision for)/release of loan losses	29,052	23,478	54,790	44,245

Non-interest (loss)/income:
Guarantee and commitment fees	6,320	5,710	12,707	11,629
Losses on financial derivatives	(17,806)	(15,840)	(13,801)	(21,644)
Gains on trading assets	1,968	5,058	3,279	8,425
Gains on sale of available-for-sale investment securities	38	-	195	240
Gains on sale of real estate owned	627	-	724	-
Lower of cost or fair value adjustment on loans held for sale	(156)	90	(964)	(2,184)
Other income	1,124	211	5,022	1,040
Non-interest (loss)/income	(7,885)	(4,771)	7,162	(2,494)

Non-interest expense:
Compensation and employee benefits	4,666	3,907	9,163	7,418
General and administrative	2,656	2,051	4,912	4,554
Regulatory fees	573	562	1,164	1,125
Real estate owned operating costs, net	231	298	599	308
(Release of)/provision for losses	(935)	3,043	(2,869)	1,575
Other expense	-	-	900	-
Non-interest expense	7,191	9,861	13,869	14,980
Income before income taxes	13,976	8,846	48,083	26,771
Income tax expense	2,539	756	12,056	5,092
Net income	11,437	8,090	36,027	21,679
Less: Net income attributable to non-controlling interest -
preferred stock dividends	(5,547)	(5,546)	(11,094)	(9,614)
Net income attributable to Farmer Mac	5,890	2,544	24,933	12,065
Preferred stock dividends	(720)	(720)	(1,440)	(2,690)
Loss on retirement of preferred stock	-	-	-	(5,784)
Net income available to common stockholders	$5,170	$1,824	$23,493	$3,591

Earnings per common share and dividends:
Basic earnings per common share	$0.50	$0.18	$2.28	$0.35
Diluted earnings per common share	$0.48	$0.17	$2.20	$0.34
Common stock dividends per common share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	For the Six Months Ended
	June 30, 2011		June 30, 2010
	Shares	Amount	Shares	Amount
	(in thousands)
Preferred stock:
Balance, beginning of period	58	$57,578	58	$57,578
Issuance of Series C preferred stock	-	-	-	-
Balance, end of period	58	$57,578	58	$57,578
Common stock:
Balance, beginning of period	10,284	$10,284	10,142	$10,142
Issuance of Class C common stock	58	58	121	121
Exercise of stock options and SARs	2	2	13	13
Balance, end of period	10,344	$10,344	10,276	$10,276
Additional paid-in capital:
Balance, beginning of period		$100,050		$97,090
Stock-based compensation expense		1,490		1,507
Issuance of Class C common stock		15		22
Exercise, vesting and cancellation of stock options,
SARs and restricted stock		(458)		306
Balance, end of period		$101,097		$98,925
Retained earnings:
Balance, beginning of period		$50,837		$28,127
Net income attributable to Farmer Mac		24,933		12,065
Cash dividends:
Preferred stock, Series B ($8.33 per share)		-		(1,250)
Preferred stock, Series C ($25.00 per share)		(1,440)		(1,440)
Common stock ($0.10 per share)		(1,031)		(1,020)
Loss on retirement of preferred stock		-		(5,784)
Cumulative effect of adoption of new accounting standard, net of tax		-		2,679
Balance, end of period		$73,299		$33,377
Accumulated other comprehensive income:
Balance, beginning of period		$18,275		$3,254
Change in unrealized gain on available-for-sale securities,
net of tax and reclassification adjustments		18,161		28,163
Change in unrealized gain on financial derivatives,
net of tax and reclassification adjustments		-		52
Balance, end of period		$36,436		$31,469
Total Stockholders' Equity		$278,754		$231,625
Non-controlling interest:
Balance, beginning of period		$241,853		$-
Preferred stock - Farmer Mac II LLC		-		241,853
Balance, end of period		$241,853		$241,853
Total Equity		$520,607		$473,478

Comprehensive income:
Net income		$36,027		$21,679
Change in accumulated other comprehensive income, net of tax		18,161		28,215
Comprehensive income		$54,188		$49,894
Less: Comprehensive income attributable to non-controlling interest		11,094		9,614
Total comprehensive income		$43,094		$40,280

See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30, 2011	June 30, 2010
		(restated)
	(in thousands)
Cash flows from operating activities:
Net income	$36,027	$21,679
Adjustments to reconcile net income to net cash used in operating activities:
Net amortization of premiums and discounts on loans, investments, and
Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	9,365	6,150
Amortization of debt premiums, discounts and issuance costs	5,765	3,033
Net change in fair value of trading securities, financial derivatives and loans held for sale	(10,299)	(5,288)
Amortization of deferred gains on certain Farmer Mac Guaranteed
Securities and USDA Guaranteed Securities	(4,036)	-
Gains on the sale of available-for-sale investment securities	(195)	(240)
Gains on the sale of real estate owned	(724)	-
Total (release of)/provision for losses	(1,428)	2,555
Deferred income taxes	393	(3,347)
Stock-based compensation expense	1,490	1,508
Proceeds from repayment and sale of trading investment securities	550	400
Purchases of loans held for sale	(119,410)	(293,003)
Proceeds from repayment of loans purchased as held for sale	51,012	15,242
Net change in:
Interest receivable	1,434	(5,438)
Guarantee and commitment fees receivable	2,928	18,437
Other assets	12,650	(2,496)
Accrued interest payable	(979)	13,351
Other liabilities	(3,976)	(19,294)
Net cash used in operating activities	(19,433)	(246,751)
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(990,568)	(306,239)
Purchases of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	(1,016,815)	(216,302)
Purchases of loans held for investment	(329,782)	(19,924)
Purchases of defaulted loans	(18,345)	(3,403)
Proceeds from repayment of available-for-sale investment securities	511,562	112,337
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	647,701	202,526
Proceeds from repayment of loans purchased as held for investment	181,792	173,921
Proceeds from sale of available-for-sale investment securities	153,609	69,175
Proceeds from sale of trading securities - fair value option	-	5,013
Proceeds from sale of Farmer Mac Guaranteed Securities	10,734	12,906
Proceeds from sale of real estate owned	1,279	-
Net cash (used in)/provided by investing activities	(848,833)	30,010
Cash flows from financing activities:
Proceeds from issuance of discount notes	34,663,582	31,919,565
Proceeds from issuance of medium-term notes	991,849	1,006,272
Payments to redeem discount notes	(34,114,562)	(32,095,725)
Payments to redeem medium-term notes	(540,000)	(908,590)
Excess tax benefits related to stock-based awards	144	747
Payments to third parties on debt securities of consolidated trusts	(80,783)	(113,749)
Proceeds from common stock issuance	16	168
Issuance costs on retirement of preferred stock	-	(5,784)
Proceeds from preferred stock issuance - Farmer Mac II LLC	-	241,853
Retirement of Series B preferred stock	-	(144,216)
Dividends paid - non-controlling interest - preferred stock	(11,094)	(9,551)
Dividends paid on common and preferred stock	(2,471)	(3,710)
Net cash provided by/(used in) financing activities	906,681	(112,720)
Net increase/(decrease) in cash and cash equivalents	38,415	(329,461)
Cash and cash equivalents at beginning of period	729,920	654,794
Cash and cash equivalents at end of period	$768,335	$325,333

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.	Accounting Policies

The interim unaudited condensed consolidated financial statements of the Federal Agricultural Mortgage Corporation (“Farmer Mac” or the “Corporation”) and subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  These interim unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Farmer Mac and subsidiaries for the interim periods presented.  Certain information and footnote disclosures normally included in the annual consolidated financial statements have been condensed or omitted as permitted by SEC rules and regulations.  On June 1, 2011, Farmer Mac filed with the SEC an amendment to its Annual Report on Form 10-K for the year ended December 31, 2010 to correct prior misclassifications of proceeds from the repayments of certain loans between operating activities and investing activities on the consolidated statements of cash flows.  These misclassifications had no impact on the net increase or decrease in cash and cash equivalents as previously reported and had no effect on Farmer Mac’s previously issued condensed consolidated interim or annual consolidated balance sheets, statements of operations or statements of equity.   See Note 1(a) for further information.  The December 31, 2010 condensed consolidated balance sheet presented in this report has been derived from the Corporation’s 2010 consolidated financial statements.  Management believes that the disclosures are adequate to present fairly the condensed consolidated financial statements as of the dates and for the periods presented.  These interim unaudited condensed consolidated financial statements should be read in conjunction with the 2010 consolidated financial statements of Farmer Mac and subsidiaries included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 16, 2011, as amended by Amendment No. 1 on Form 10-K/A filed on June 1, 2011.  Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year.  Below is a summary of Farmer Mac’s significant accounting policies.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Farmer Mac and its two subsidiaries: (1) Farmer Mac Mortgage Securities Corporation (“FMMSC”), whose principal activities are to facilitate the purchase and issuance of Farmer Mac Guaranteed Securities and to act as a registrant under registration statements filed with the Securities and Exchange Commission, and (2) Farmer Mac II LLC, whose principal activity is the operation of substantially all of the business related to the Farmer Mac II program – primarily the acquisition of the portions of loans (the “USDA-guaranteed portions”) guaranteed by the U.S. Department of Agriculture (“USDA”) presented as “USDA Guaranteed Securities” on the condensed consolidated balance sheets.  Farmer Mac II LLC was formed as a Delaware limited liability company on December 10, 2009.  The business operations of Farmer Mac II LLC began in January 2010.  The condensed consolidated financial statements also include the accounts of variable interest entities (“VIEs”) in which Farmer Mac determined itself to be the primary beneficiary.  See Note 2(g) for more information on consolidated VIEs.

A Farmer Mac guarantee of timely payment of principal and interest is an explicit element of the terms of all Farmer Mac Guaranteed Securities.  When Farmer Mac retains such securities in its portfolio, that guarantee is not extinguished.  For Farmer Mac Guaranteed Securities in the Corporation’s portfolio, Farmer Mac has entered into guarantee arrangements with FMMSC.  The guarantee fee rate established between Farmer Mac and FMMSC is an element in determining the fair value of these Farmer Mac Guaranteed Securities, and guarantee fees related to these securities are reflected in guarantee and commitment fees in the condensed consolidated statements of operations.  These guarantee fees totaled $2.0 million and $4.1 million for the three and six months ended June 30, 2011, respectively, compared to $1.5 million and $3.2 million for the same periods in 2010, respectively.  The corresponding expense of FMMSC has been eliminated against interest income in consolidation.  All other inter-company balances and transactions have been eliminated in consolidation.

(a) Cash and Cash Equivalents and Statements of Cash Flows

Farmer Mac considers highly liquid investment securities with maturities at the time of purchase of three months or less to be cash equivalents.  The carrying value of cash and cash equivalents is a reasonable estimate of their fair value.  Changes in the balance of cash and cash equivalents are reported in the condensed consolidated statements of cash flows.  The following table sets forth information regarding certain cash and non-cash transactions for the six months ended June 30, 2011 and 2010.

	For the Six Months Ended
	June 30, 2011	June 30, 2010
	(in thousands)
Cash paid during the period for:
Interest	$49,261	$37,989
Income taxes	11,500	12,000
Non-cash activity:
Real estate owned acquired through loan liquidation	2,639	3,580
Loans acquired and securitized as loans held for investment in consolidated trusts	8,729	1,288
Consolidation of Farmer Mac I Guaranteed Securities from off-balance sheet to
loans held for investment in consolidated trusts	8,729	1,401,659
Consolidation of Farmer Mac I Guaranteed Securities from off-balance sheet to
debt securities of consolidated trusts held by third parties	8,729	1,401,659
Transfers of available-for-sale Farmer Mac I Guaranteed Securities to loans held for
investment in consolidated trusts, upon the adoption of new consolidation guidance	-	5,385
Transfers of trading Farmer Mac Guaranteed Securities - Rural Utilities to loans held for investment in consolidated trusts, upon the adoption of new
consolidation guidance	-	451,448
Deconsolidation of loans held for investment in consolidated trusts - transferred to off-
balance sheet Farmer Mac I Guaranteed Securities	-	414,462
Deconsolidation of debt securities of consolidated trusts held by third
parties - transferred to off-balance sheet Farmer Mac I Guaranteed Securities	-	414,462
Transfers of loans held for sale to loans held for investment	878,798	-

Effective January 1, 2011, Farmer Mac transferred $878.8 million of loans in the Farmer Mac I program from held for sale to held for investment because Farmer Mac no longer has the intent to securitize or sell these loans in the foreseeable future.  Farmer Mac transferred these loans at their cost, which was lower than the estimated fair value at the time of transfer.

At the time of purchase, loans are classified as either held for sale or held for investment depending upon management’s intent and ability to hold the loans for the foreseeable future.  On two occasions, once in first quarter 2009 and again in first quarter 2011, consistent with a change in management’s intent, Farmer Mac reclassified loans from one classification to the other on the balance sheet.  Prior to first quarter 2011, cash receipts from the repayment of loans were classified within the statements of cash flows consistent with the then current balance sheet classification as opposed to the original balance sheet classification assigned based on management's intent upon purchase of the loan, as prescribed by accounting guidance related to the statement of cash flows.  As a result of these incorrect classifications, Farmer Mac restated its previously issued interim condensed consolidated statements of cash flows for the six and nine month periods ended June 30, and September 30, 2009 and 2010, respectively, and its consolidated statements of cash flows for the years ended December 31, 2009 and 2010 by amending its Annual Report on Form 10-K for the year ended December 31, 2010, which included the interim periods, on Amendment No.1 of Form 10-K/A filed on June 1, 2011.  The restatements impacted only the classification of items in operating activities and investing activities and had no impact on the net increase or decrease in cash and cash equivalents as previously reported and had no effect on Farmer Mac’s previously issued condensed consolidated interim or annual consolidated balance sheets, statements of operations or statements of changes in equity.

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

Management believes that its use of this methodology produces a reasonable estimate of probable losses, as of the balance sheet date, for all loans held in the Farmer Mac I portfolio and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs.  There were no purchases or sales during the first half of 2011 that materially affected the credit profile of the Farmer Mac I portfolio.

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

Farmer Mac II

No allowance for losses has been provided for USDA Guaranteed Securities or Farmer Mac II Guaranteed Securities.  The USDA-guaranteed portions presented as “USDA Guaranteed Securities” on the condensed consolidated balance sheets, as well as those that collateralize Farmer Mac II Guaranteed Securities, are guaranteed by the USDA.  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  Farmer Mac excludes these guaranteed portions from the credit risk metrics it discloses because of the USDA guarantee.

Rural Utilities

Farmer Mac separately evaluates the rural utilities loans it owns, as well as the lender obligations and loans underlying or securing its Farmer Mac Guaranteed Securities – Rural Utilities, including AgVantage securities, to determine if there are probable losses inherent in those assets.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible loans in an amount at least equal to the outstanding principal amount of the security.  No allowance for losses has been provided for this portfolio segment based on the credit quality of the collateral supporting rural utilities assets and Farmer Mac’s counterparty risk analysis.  As of June 30, 2011, there were no delinquencies and no probable losses inherent in Farmer Mac’s rural utilities loans held or in any Farmer Mac Guaranteed Securities – Rural Utilities.

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

           As of June 30, 2011 and 2010, Farmer Mac’s specific allowances for losses were $7.5 million and $3.0 million, respectively.

Allowance for Losses

The following is a summary of the changes in the allowance for losses for the three and six months ended June 30, 2011 and 2010:

	June 30, 2011			June 30, 2010
	Allowance		Total	Allowance		Total
	for Loan	Reserve	Allowance	for Loan	Reserve	Allowance
	Losses	for Losses	for Losses	Losses	for Losses	for Losses
	(in thousands)
For the Three Months Ended:
Beginning Balance	$11,084	$8,378	$19,462	$9,142	$6,427	$15,569
Provision for/(release of) losses	160	(935)	(775)	(1,870)	3,043	1,173
Charge-offs	(191)	-	(191)	-	-	-
Recoveries	-	-	-	2,223	-	2,223
Ending Balance	$11,053	$7,443	$18,496	$9,495	$9,470	$18,965

For the Six Months Ended:
Beginning Balance	$9,803	$10,312	$20,115	$6,292	$7,895	$14,187
Provision for/(release of) losses	1,441	(2,869)	(1,428)	980	1,575	2,555
Charge-offs	(191)	-	(191)	-	-	-
Recoveries	-	-	-	2,223	-	2,223
Ending Balance	$11,053	$7,443	$18,496	$9,495	$9,470	$18,965

During second quarter 2011, Farmer Mac recorded provisions to its allowance for loan losses of $0.2 million and releases from its reserve for losses of $0.9 million.  The net release from the allowance for losses in second quarter 2011 was primarily due to a decline in estimated probable losses related to Farmer Mac’s exposure to the ethanol and dairy industries.  Farmer Mac also charged off $0.2 million of losses upon acquisition of real estate owned (“REO”) during second quarter 2011.  In first quarter 2011, Farmer Mac purchased two defaulted loans pursuant to the terms of an LTSPC agreement.  This resulted in the reclassification of $1.8 million of specific allowance, which had been recorded in fourth quarter 2010, from the reserve for losses to the allowance for loan losses.  The provision for/(release of) losses for the six months ended June 30, 2011 reflects this reclassification as well as the decline in estimated probable losses related to Farmer Mac’s exposure to the ethanol and dairy industries.

During second quarter 2010, Farmer Mac recorded releases from its allowance for loan losses of $1.9 million and provisions to its reserve for losses of $3.0 million.  Farmer Mac also recorded recoveries of $2.2 million on a loan secured by an ethanol plant during second quarter 2010.  For the six months ended June 30, 2010, Farmer Mac recorded provisions to its allowance for loan losses and its reserve for losses of $1.0 million and $1.6 million, respectively.  These amounts include the reclassification of $2.0 million from the reserve for losses to the allowance for loan losses upon adoption of the new consolidation guidance in first quarter 2010.

Farmer Mac’s reserve for losses for off-balance sheet Farmer Mac I Guaranteed Securities and LTSPCs as of June 30, 2011 were $0.5 million and $6.9 million, respectively, compared to $0.6 million and $9.7 million, respectively as of December 31, 2010.

The following tables present the ending balances of Farmer Mac I loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities and the related allowance for losses by impairment method and commodity type as of June 30, 2011 and December 31, 2010 and changes in the allowance for losses for the three and six months ended June 30, 2011.

	As of June 30, 2011
					AgStorage and
					Processing
		Permanent		Part-time	(including ethanol
	Crops	Plantings	Livestock	Farm	facilities)	Other	Total
	(in thousands)
Ending Balance
Evaluated collectively
for impairment	$1,771,634	$813,080	$1,138,248	$259,825	$218,938	$19,322	$4,221,047
Evaluated individually
for impairment	31,611	30,788	13,553	11,532	6,316	1,140	94,940
	$1,803,245	$843,868	$1,151,801	$271,357	$225,254	$20,462	$4,315,987

Allowance for Losses:
Evaluated collectively
for impairment	$1,637	$1,204	$1,118	$782	$6,250	$8	$10,999
Evaluated individually
for impairment	2,078	2,599	656	313	1,850	1	7,497
	$3,715	$3,803	$1,774	$1,095	$8,100	$9	$18,496

For the Three Months Ended:
Beginning balance	$3,922	$3,802	$1,850	$1,053	$8,823	$12	$19,462
Provision for/(release of) losses	(31)	8	(68)	42	(723)	(3)	(775)
Charge-offs	(176)	(7)	(8)	-	-	-	(191)
Ending balance	$3,715	$3,803	$1,774	$1,095	$8,100	$9	$18,496

For the Six Months Ended:
Beginning balance	$3,572	$3,537	$2,749	$445	$9,797	$15	$20,115
Provision for/(release of) losses	319	273	(967)	650	(1,697)	(6)	(1,428)
Charge-offs	(176)	(7)	(8)	-	-	-	(191)
Ending balance	$3,715	$3,803	$1,774	$1,095	$8,100	$9	$18,496

	As of December 31, 2010
					AgStorage and
					Processing
		Permanent		Part-time	(including ethanol
	Crops	Plantings	Livestock	Farm	facilities)	Other	Total
	(in thousands)
Ending Balance
Evaluated collectively
for impairment	$1,699,477	$835,254	$1,130,466	$282,400	$239,933	$22,514	$4,210,044
Evaluated individually
for impairment	31,903	30,221	15,992	8,745	6,790	425	94,076
	$1,731,380	$865,475	$1,146,458	$291,145	$246,723	$22,939	$4,304,120

Allowance for Losses
Evaluated collectively
for impairment	$1,499	$783	$2,236	$222	$7,947	$13	$12,700
Evaluated individually
for impairment	2,073	2,754	513	223	1,850	2	7,415
	$3,572	$3,537	$2,749	$445	$9,797	$15	$20,115

Farmer Mac recognized interest income of approximately $0.3 million and $1.1 million on impaired loans during the three months and six months ended June 30, 2011, respectively, compared to $0.4 million and $0.9 million, respectively, for the same periods in 2010.  During the three and six months ended June 30, 2011, Farmer Mac’s average investment in impaired loans was $89.1 million and $94.4 million, respectively, compared to $115.7 million and $124.3 million, respectively, for the same periods in 2010.

The following tables present by commodity type the unpaid principal balances, recorded investment and specific allowance for losses related to impaired loans, the recorded investment in loans on nonaccrual status as of June 30, 2011 and December 31, 2010 and the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2011.

	As of June 30, 2011
					AgStorage and
					Processing
		Permanent		Part-time	(including ethanol
	Crops	Plantings	Livestock	Farm	facilities)	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$12,586	$10,134	$7,135	$3,056	$-	$964	$33,875
Unpaid principal balance	12,797	9,574	7,570	3,063	-	902	33,906

With a specific allowance:
Recorded investment	20,017	20,743	6,133	8,575	6,316	240	62,024
Unpaid principal balance	18,814	21,214	5,983	8,469	6,316	238	61,034
Associated allowance	2,078	2,599	656	313	1,850	1	7,497

Total:
Recorded investment	32,603	30,877	13,268	11,631	6,316	1,204	95,899
Unpaid principal balance	31,611	30,788	13,553	11,532	6,316	1,140	94,940
Associated allowance	2,078	2,599	656	313	1,850	1	7,497

For the Three Months Ended June 30, 2011:
Average recorded investment
in impaired loans	30,040	29,531	12,990	9,391	6,458	723	89,133
Income recognized
on impaired loans	59	186	29	19	-	-	293

For the Six Months Ended June 30, 2011:
Average recorded investment
in impaired loans	32,016	30,188	14,597	10,235	6,578	817	94,431
Income recognized
on impaired loans	215	213	246	60	382	-	1,116

Recorded investment of loans on non accrual status:	9,865	25,060	3,422	5,244	-	-	43,591

	As of December 31, 2010
					AgStorage and
					Processing
		Permanent		Part-time	(including ethanol
	Crops	Plantings	Livestock	Farm	facilities)	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$16,015	$10,549	$6,873	$1,050	$-	$-	$34,487
Unpaid principal balance	17,274	10,895	7,087	1,072	-	-	36,328

With a specific allowance:
Recorded investment	15,414	18,949	9,052	7,788	6,839	430	58,472
Unpaid principal balance	14,630	19,326	8,905	7,672	6,790	425	57,748
Associated allowance	2,073	2,754	513	223	1,850	2	7,415

Total:
Recorded investment	31,429	29,498	15,925	8,838	6,839	430	92,959
Unpaid principal balance	31,904	30,221	15,992	8,744	6,790	425	94,076
Associated allowance	2,073	2,754	513	223	1,850	2	7,415

Recorded Investment of Loans on nonaccrual Status:	13,828	8,793	3,267	4,380	8,796	-	39,064

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

During the three and six months ended June 30, 2011, Farmer Mac purchased 5 defaulted loans having an unpaid principal balance of $1.4 million and 13 defaulted loans having an unpaid principal balance of $18.3 million, respectively, from pools underlying Farmer Mac I Guaranteed Securities and LTSPCs.  During the three and six months ended June 30, 2010, Farmer Mac purchased 2 defaulted loans  having an unpaid principal balance of $0.9 million and 7 defaulted loans having an unpaid principal balance of $3.4 million, respectively, from pools underlying Farmer Mac I Guaranteed Securities and LTSPCs.  The following table presents Farmer Mac’s purchases of defaulted loans underlying Farmer Mac I Guaranteed Securities and LTSPCs.

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(in thousands)
Defaulted loans purchased underlying
off-balance sheet Farmer Mac I
Guaranteed Securities	$-	$-	$1,369	$2,323
Defaulted loans purchased
underlying LTSPCs	1,420	913	16,976	1,080
Total defaulted loan purchases	$1,420	$913	$18,345	$3,403

Credit Quality Indicators

The following tables present credit quality indicators related to Farmer Mac I loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) as of June 30, 2011 and December 31, 2010.  Farmer Mac uses 90-day delinquency information to evaluate its credit risk exposure on these assets because historically it has been the best measure of borrower credit quality deterioration.  Most of the Farmer Mac I loans held and underlying LTSPCs and Farmer Mac I Guaranteed Securities have annual (January 1) or semi-annual (January 1 and July 1) payment dates and are supported by less frequent and less predictable revenue sources, such as the cash flows generated from the maturation of crops, sales of livestock and government farm support programs.  Taking into account the reduced frequency of payment due dates and revenue sources, Farmer Mac considers the 90-day delinquency point to be the most significant observation point when evaluating its credit risk exposure.

	As of June 30, 2011
					AgStorage and
					Processing
		Permanent		Part-time	(including ethanol
	Crops	Plantings	Livestock	Farm	facilities)	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade (1)
Grade:
Acceptable	$1,705,342	$758,248	$997,538	$239,603	$116,498	$17,797	$3,835,026
Other assets especially mentioned ("OAEM") (2)	51,229	31,452	94,127	13,380	64,435	1,296	255,919
Substandard (2)	46,674	54,168	60,136	18,374	44,321	1,369	225,042
Total	$1,803,245	$843,868	$1,151,801	$271,357	$225,254	$20,462	$4,315,987

Commodity analysis of past due loans (1)
Greater than 90 days	$17,060	$22,072	$7,773	$7,077	$-	$651	$54,633
In bankruptcy and REO	5,099	4,683	1,618	1,221	-	-	12,621
Total non-performing	$22,159	$26,755	$9,391	$8,298	$-	$651	$67,254

(1)
Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its Farmer Mac I portfolio, and recorded investment of past due loans.  Amounts include real estate owned, at lower of cost or fair value less estimated selling costs, of $4.1 million.

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

Concentrations of Credit Risk

The following table sets forth the geographic and commodity/collateral diversification, as well as the range of original loan-to-value ratios, for all Farmer Mac I loans held and loans underlying Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(in thousands)
By commodity/collateral type:
Crops	$1,803,245	$1,731,380
Permanent plantings	843,868	865,475
Livestock	1,151,801	1,146,458
Part-time farm	271,357	291,145
AgStorage and processing
(including ethanol facilities)	225,254	246,723
Other	20,462	22,939
Total	$4,315,987	$4,304,120

By geographic region (1):
Northwest	$768,974	$660,845
Southwest	1,578,702	1,626,398
Mid-North	928,976	934,879
Mid-South	502,724	521,294
Northeast	300,177	317,715
Southeast	236,434	242,989
Total	$4,315,987	$4,304,120

By original loan-to-value ratio:
0.00% to 40.00%	$1,034,365	$1,030,580
40.01% to 50.00%	772,677	770,744
50.01% to 60.00%	1,241,290	1,246,675
60.01% to 70.00%	1,067,894	1,056,132
70.01% to 80.00%	147,255	155,363
80.01% to 90.00%	52,506	44,626
Total	$4,315,987	$4,304,120

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

The following tables summarize information related to Farmer Mac’s financial derivatives as of June 30, 2011 and December 31, 2010:

	June 30, 2011
							Weighted-
				Weighted-	Weighted-	Weighted-	Average
				Average	Average	Average	Remaining
	Notional	Fair Value		Pay	Receive	Forward	Life
	Amount	Asset	(Liability)	Rate	Rate	Price	(in years)
	(dollars in thousands)
Interest rate swaps:
Pay fixed non-callable	$1,721,842	$2,317	$(107,896)	3.96%	0.27%		3.87
Receive fixed non-callable	3,305,910	41,976	(20)	0.38%	1.24%		1.35
Receive fixed callable	100,000	76	-	0.19%	0.48%		0.82
Basis swaps	319,117	163	(1,763)	0.92%	0.40%		1.62
Credit default swaps	30,000	-	(118)	1.00%	0.00%		0.56
Agency forwards	17,248	266	-			113.41
Treasury futures	4,200	28	-			122.99
Credit valuation adjustment	-	(850)	646
Total financial derivatives	$5,498,317	$43,976	$(109,151)

	December 31, 2010
							Weighted-
				Weighted-	Weighted-	Weighted-	Average
				Average	Average	Average	Remaining
	Notional	Fair Value		Pay	Receive	Forward	Life
	Amount	Asset	(Liability)	Rate	Rate	Price	(in years)
	(dollars in thousands)
Interest rate swaps:
Pay fixed callable	$13,144	$-	$(69)	5.11%	0.29%		7.12
Pay fixed non-callable	1,275,108	2,814	(108,503)	4.69%	0.30%		3.93
Receive fixed non-callable	2,874,534	39,551	(1,828)	0.44%	1.40%		1.70
Basis swaps	254,991	52	(3,411)	1.34%	0.38%		1.71
Credit default swaps	30,000	-	(216)	1.00%	0.00%		1.05
Agency forwards	37,336	-	(174)			101.03
Treasury futures	1,300	-	(6)			119.95
Credit valuation adjustment	-	(925)	520
Total financial derivatives	$4,486,413	$41,492	$(113,687)

In the normal course of business, collateral requirements contained in Farmer Mac’s derivative contracts are enforced by Farmer Mac and its counterparties.  Upon enforcement of the collateral requirements, the amount of collateral posted is typically based on the net fair value of all derivative contracts with the counterparty, i.e., derivative assets net of derivative liabilities at the counterparty level.  If Farmer Mac were to be in violation of certain provisions of the derivative contracts, the related counterparty could request payment or full collateralization on the derivative contracts.  As of June 30, 2011, the fair value of Farmer Mac’s derivatives in a net liability position at the counterparty level, which includes accrued interest but excludes any adjustment for nonperformance risk, was $87.2 million.  As of June 30, 2011, Farmer Mac posted cash of $5.1 million as collateral for its derivatives in net liability positions.  Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets.  If Farmer Mac had breached certain provisions of the derivative contracts as of June 30, 2011, it could have been required to settle its obligations under the agreements or post additional collateral of $82.1 million.

The following table summarizes the effects of Farmer Mac’s financial derivatives on the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010:

	Losses on Financial Derivatives
	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands)

Interest rate swaps	$(16,451)	$(14,624)	$(11,721)	$(19,390)
Agency forwards	(1,153)	(1,339)	(2,001)	(1,938)
Treasury futures	(211)	(393)	(26)	(641)
Credit default swaps	9	561	(53)	405
	(17,806)	(15,795)	(13,801)	(21,564)
Amortization of derivatives transition adjustment	-	(45)	-	(80)
Total	$(17,806)	$(15,840)	$(13,801)	$(21,644)

As of June 30, 2011, Farmer Mac had outstanding basis swaps with Zions First National Bank, a related party, with a total notional amount of $74.1 million and a fair value of $(1.8) million, compared to $85.0 million and $(3.4) million, respectively, as of December 31, 2010.  Under the terms of those basis swaps, Farmer Mac pays Constant Maturity Treasury-based rates and receives LIBOR.  Those swaps economically hedge most of the interest rate basis risk related to loans Farmer Mac purchases that pay a Constant Maturity Treasury based-rate and the discount notes Farmer Mac issues to fund the loan purchases (the pricing of discount notes is closely correlated to LIBOR rates).  Farmer Mac recorded unrealized losses of $0.1 million and unrealized gains of $1.6 million on those outstanding basis swaps for the three and six months ended June 30, 2011, respectively, compared to unrealized losses of $0.1 million and $25,000, respectively, for the same periods in 2010.

(d)       Earnings Per Common Share

Basic earnings per common share is based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per common share is based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options, stock appreciation rights (“SARs”) and nonvested restricted stock awards.  The following schedule reconciles basic and diluted earnings per common share (“EPS”) for the three and six months ended June 30, 2011 and 2010:

	For the Three Months Ended
	June 30, 2011			June 30, 2010
	Net		$ per	Net		$ per
	Income	Shares	Share	Income	Shares	Share
	(in thousands, except per share amounts)
Basic EPS
Net income available
to common stockholders	$5,170	10,343	$0.50	$1,824	10,210	$0.18
Effect of dilutive securities(1):
Stock options, SARs
and restricted stock		376	(0.02)		400	(0.01)
Diluted EPS	$5,170	10,719	$0.48	$1,824	10,610	$0.17

(1)
For the three months ended June 30, 2011 and 2010, stock options and SARs of 652,234 and 1,650,050, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the three months ended June 30, 2011 and 2010, contingent shares of non-vested restricted stock of 170,760 and 126,000, respectively, were outstanding but not included in the computation of diluted earnings per share because the performance conditions were not met.

	For the Six Months Ended
	June 30, 2011			June 30, 2010
	Net		$ per	Net		$ per
	Income	Shares	Share	Income	Shares	Share
	(in thousands, except per share amounts)
Basic EPS
Net income available
to common stockholders	$23,493	10,314	$2.28	$3,591	10,177	$0.35
Effect of dilutive securities(1):
Stock options, SARs
and restricted stock		378	(0.08)		354	(0.01)
Diluted EPS	$23,493	10,692	$2.20	$3,591	10,531	$0.34

(1)
For the six months ended June 30, 2011 and 2010, stock options and SARs of 705,515 and 1,616,008, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the six months ended June 30, 2011 and 2010, contingent shares of non-vested restricted stock of 148,380 and 104,250, respectively, were outstanding but not included in the computation of diluted earnings per share because the performance conditions were not met.

(e)       Stock-Based Compensation

Farmer Mac’s 2008 Omnibus Incentive Compensation Plan authorizes the grants of restricted stock, stock options and SARs, among other alternative forms of equity-based compensation, to directors, officers and other employees.  SARs awarded to officers and employees vest annually in thirds.  If not exercised or terminated earlier due to the termination of employment, SARs granted to officers or employees expire after ten years.  For all SARs granted, the exercise price is equal to the closing price of Farmer Mac’s Class C Non-Voting Common Stock on the date of grant.  SARs granted to officers in second quarter 2011 have an exercise price of $18.77.  As of June 30, 2011, there were no outstanding SARs awarded to directors.  Restricted stock awarded to directors during second quarter 2011 vests fully on March 31, 2012, approximately one year after grant.  Restricted stock awarded to officers during second quarter 2011 vests after approximately three years and only vests if certain performance conditions are met.  Restricted stock awards granted to both directors and officers are not issued until full vesting occurs.

For the three and six months ended June 30, 2011, Farmer Mac recognized $0.8 million and $1.5 million, respectively, of compensation expense related to stock options, SARs and restricted stock, compared to $0.8 million and $1.5 million, respectively, for the same periods in 2010.

The following tables summarize activity related to stock options, SARs and nonvested restricted stock awards for the three and six months ended June 30, 2011 and 2010:

	June 30, 2011		June 30, 2010
	Stock	Weighted-	Stock	Weighted-
	Options	Average	Options	Average
	and	Exercise	and	Exercise
	SARs	Price	SARs	Price
For the Three Months Ended:
Outstanding, beginning of period	1,322,461	$19.37	1,799,465	$22.68
Granted	113,000	18.77	247,000	12.20
Exercised	-	-	(21,331)	13.15
Canceled	(106,561)	28.83	(102,084)	20.88
Outstanding, end of period	1,328,900	$18.57	1,923,050	$21.53
For the Six Months Ended:
Outstanding, beginning of period	1,924,133	$21.16	1,799,465	$22.68
Granted	113,000	18.77	247,000	12.20
Exercised	(5,667)	7.48	(21,331)	13.15
Canceled	(702,566)	25.79	(102,084)	20.88
Outstanding, end of period	1,328,900	$18.57	1,923,050	$21.53

Options and SARs
exercisable at end of period	886,237	$21.68	1,433,792	$25.04

	June 30, 2011		June 30, 2010
		Weighted-		Weighted-
	Non-vested	Average	Non-vested	Average
	Restricted	Grant-date	Restricted	Grant-date
	Stock	Fair Value	Stock	Fair Value
For the Three Months Ended:
Outstanding, beginning of period	126,000	$8.47	200,548	$5.93
Granted	73,060	18.77	111,085	12.28
Canceled	-	-	(11,599)	8.15
Vested and issued	-	-	(118,048)	5.93
Outstanding, end of period	199,060	$12.25	181,986	$9.66
For the Six Months Ended:
Outstanding, beginning of period	182,609	$9.63	200,548	$5.93
Granted	73,060	18.77	111,085	12.28
Canceled	-	-	(11,599)	8.15
Vested and issued	(56,609)	12.22	(118,048)	5.93
Outstanding, end of period	199,060	$12.25	181,986	$9.66

The cancellations of stock options, SARs and nonvested restricted stock during the first six months of 2011 were due to vested options terminating unexercised on their expiration dates.

For the three and six months ended June 30, 2011 adjustments to additional paid-in capital from exercises or expiration of stock options and SARs and the vesting or expiration of restricted stock was $0.1 million and $(0.5) million, respectively, compared to $0.3 million for the three and six months ended June 30, 2010.  The reduction of income taxes to be paid as a result of the deduction for exercises of stock options and SARs was $0.4 million for the six months ended June 30, 2011.  The reduction of income taxes to be paid as a result of the deduction for exercises of stock options and SARs and the vesting or accelerated tax elections of restricted stock was $0.9 million for the three and six months ended June 30, 2010.

The following tables summarize information regarding stock options, SARs and nonvested restricted stock outstanding as of June 30, 2011:

	Outstanding		Exercisable		Vested or Expected to Vest
		Weighted-		Weighted-		Weighted-
	Stock	Average	Stock	Average	Stock	Average
Range of	Options	Remaining	Options	Remaining	Options	Remaining
Exercise	and	Contractual	and	Contractual	and	Contractual
Prices	SARs	Life	SARs	Life	SARs	Life

$5.00 - $ 9.99	261,666	7.8 years	151,670	7.8 years	238,667	7.8 years
10.00 - 14.99	302,000	8.8 years	82,333	8.8 years	269,030	8.8 years
15.00 - 19.99	163,786	7.7 years	50,786	3.1 years	155,876	7.6 years
20.00 - 24.99	172,289	3.7 years	172,289	3.7 years	172,289	3.7 years
25.00 - 29.99	400,159	4.3 years	400,159	4.3 years	400,159	4.3 years
30.00 - 34.99	29,000	5.2 years	29,000	5.2 years	29,000	5.2 years
	1,328,900		886,237		1,265,021

	Outstanding		Expected to Vest
		Weighted-		Weighted-
Weighted-		Average		Average
Average	Nonvested	Remaining	Nonvested	Remaining
Grant-Date	Restricted	Contractual	Restricted	Contractual
Fair Value	Stock	Life	Stock	Life

$5.00 - $ 9.99	75,000	1.0 years	67,500	1.0 years
10.00 - 14.99	51,000	2.0 years	45,900	2.0 years
15.00 - 19.99	73,060	2.2 years	63,024	2.2 years
	199,060		176,424

The weighted-average grant date fair value of SARs granted during the first six months of 2011 and 2010 were $13.75 and $8.31 per share, respectively. The fair values for SARs were estimated using the Black-Scholes option pricing model based on the following assumptions:

	2011	2010
Risk-free interest rate	2.6%	3.3%
Expected years until exercise	6 years	7 years
Expected stock volatility	97.8%	88.3%
Dividend yield	1.0%	1.8%

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

For those trusts where Farmer Mac has a variable interest but has not been determined to be the primary beneficiary, Farmer Mac’s interests are presented as either “Farmer Mac Guaranteed Securities” or “Investment securities” on the condensed consolidated balance sheets.  Farmer Mac’s involvement in on-balance sheet VIEs classified as Farmer Mac Guaranteed Securities include securitization trusts under the Farmer Mac II program and trusts related to AgVantage securities.  In the case of Farmer Mac II trusts, Farmer Mac was not determined to be the primary beneficiary because it does not have the decision-making power over default mitigation activities.  For the AgVantage trusts, Farmer Mac currently does not have the power to direct the activities that have the most significant economic impact to the trust unless, as guarantor, there is a default by the issuer of the trust securities.  Should there be a default, Farmer Mac would reassess whether it is the primary beneficiary of those trusts.  For VIEs classified as investment securities, which include auction-rate certificates, asset-backed securities and GSE-guaranteed mortgage-backed securities, Farmer Mac was determined not to be the primary beneficiary because of the lack of voting rights or other powers to direct the activities of the trust.  As of June 30, 2011, these Farmer Mac Guaranteed Securities trusts and investment securities trusts have carrying amounts on the condensed consolidated balance sheet totaling $1.8 billion and $867.6 million, respectively, which is Farmer Mac’s maximum exposure to loss.  In addition, Farmer Mac has a variable interest in off-balance sheet VIEs, which include a guarantee of timely payment of principal and interest, totaling $2.7 billion as of June 30, 2011.

(h)       New Accounting Standards

Troubled Debt Restructurings

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

Fair Value Measurement and Disclosure

On May 12, 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which provides converged guidance on how to measure fair value and on what disclosures to provide about fair value measurements.  The new guidance is largely consistent with existing fair value measurement principles, but expands existing disclosure requirements for fair value measurement.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  Farmer Mac does not expect the adoption of the new accounting guidance to have a significant impact on Farmer Mac’s fair value disclosures.

Comprehensive Income

On June 16, 2011, the FASB issued ASU 2011-05,  Presentation of Comprehensive Income, which revised the manner in which entities present comprehensive income in their financial statements.  The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011.  Farmer Mac does not expect the adoption of the new accounting guidance to have a material effect on Farmer Mac’s financial position, results of operations or cash flows.

(i)       Reclassifications

Certain reclassifications of prior period information were made to conform to the current period presentation.

Note 2.	Investment Securities

The following tables present the amortized cost and estimated fair values of Farmer Mac’s investments as of June 30, 2011 and December 31, 2010.

	June 30, 2011
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed
by Government guaranteed student loans	$74,100	$-	$(9,418)	$64,682
Floating rate asset-backed securities	162,347	224	(37)	162,534
Floating rate corporate debt securities	112,999	300	(9)	113,290
Fixed rate corporate debt securities	34,322	60	-	34,382
Floating rate Government/GSE
guaranteed mortgage-backed securities	629,773	4,417	(218)	633,972
Fixed rate GSE guaranteed mortgage-backed
securities	3,852	315	-	4,167
Floating rate GSE subordinated debt	70,000	-	(7,435)	62,565
Fixed rate GSE preferred stock	79,838	2,539	-	82,377
Fixed rate senior agency debt	13,000	1	-	13,001
Fixed rate U.S. Treasuries	834,128	619	(3)	834,744
Total available-for-sale	2,014,359	8,475	(17,120)	2,005,714

Trading:
Floating rate asset-backed securities	5,411	-	(3,202)	2,209
Fixed rate GSE preferred stock	83,406	2,536	-	85,942
Total trading	88,817	2,536	(3,202)	88,151
Total investment securities	$2,103,176	$11,011	$(20,322)	$2,093,865

	December 31, 2010
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed
by Government guaranteed student loans	$74,100	$-	$(9,765)	$64,335
Floating rate asset-backed securities	29,437	24	(3)	29,458
Floating rate corporate debt securities	162,891	422	(125)	163,188
Floating rate Government/GSE
guaranteed mortgage-backed securities	573,288	4,173	(681)	576,780
Fixed rate GSE guaranteed mortgage-backed
securities	4,525	296	-	4,821
Floating rate GSE subordinated debt	70,000	-	(14,671)	55,329
Fixed rate GSE preferred stock	80,001	4,827	-	84,828
Fixed rate senior agency debt	5,500	-	-	5,500
Fixed rate U.S. Treasuries	692,808	232	(46)	692,994
Total available-for-sale	1,692,550	9,974	(25,291)	1,677,233

Trading:
Floating rate asset-backed securities	5,961	-	(4,561)	1,400
Fixed rate GSE preferred stock	83,813	883	-	84,696
Total trading	89,774	883	(4,561)	86,096
Total investment securities	$1,782,324	$10,857	$(29,852)	$1,763,329

During the three and six months ended June 30, 2011 and 2010, Farmer Mac did not recognize in earnings any other-than-temporary impairment charges.

During the three and six months ended June 30, 2011, Farmer Mac received proceeds of $75.1 million and $153.6 million, respectively,  from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $38,000 and $0.2 million, respectively.  During the three months ended June 30, 2010, Farmer Mac did not receive any proceeds from the sale of securities from its available-for-sale investment portfolio.  During the six months ended June 30, 2010, Farmer Mac received proceeds of $69.2 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $0.4 million and gross realized losses of $0.2 million.

As of June 30, 2011 and December 31, 2010, unrealized losses on available-for-sale investment securities were as follows:

	June 30, 2011
	Available-for-Sale Securities
	Unrealized loss position for		Unrealized loss position for
	less than 12 months		more than 12 months
		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss
	(in thousands)

Floating rate corporate debt securities	$-	$-	$49,992	$(9)
Floating rate asset-backed securities	9,970	(37)	-	-
Floating rate auction-rate certificates backed
by Government guaranteed student loans	-	-	64,682	(9,418)
Floating rate Government/GSE
guaranteed mortgage-backed securities	64,058	(216)	518	(2)
Floating rate GSE subordinated debt	-	-	62,565	(7,435)
Fixed rate U.S. Treasuries	65,603	(3)	-	-
Total	$139,631	$(256)	$177,757	$(16,864)

	December 31, 2010
	Available-for-Sale Securities
	Unrealized loss position for		Unrealized loss position for
	less than 12 months		more than 12 months
		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss
	(in thousands)

Floating rate corporate debt securities	$-	$-	$99,874	$(125)
Floating rate asset-backed securities	-	-	2,779	(3)
Floating rate auction-rate certificates backed
by Government guaranteed student loans	-	-	64,335	(9,765)
Floating rate Government/GSE
guaranteed mortgage-backed securities	159,294	(587)	4,138	(94)
Floating rate GSE subordinated debt	-	-	55,329	(14,671)
Fixed rate U.S. Treasuries	163,026	(46)	-	-
Total	$322,320	$(633)	$226,455	$(24,658)

The temporary unrealized losses presented above are principally due to a general widening of credit spreads from the dates of acquisition to June 30, 2011 and December 31, 2010, as applicable.  The resulting decreases in fair values reflect an increase in the perceived risk by the financial markets related to those securities.  As of June 30, 2011 and December 31, 2010, all of the investment securities in an unrealized loss position were rated at least “A” by a nationally recognized statistical rating organization.    The unrealized losses were on 30 and 47 individual investment securities as of June 30, 2011 and December 31, 2010, respectively.

As of June 30, 2011, 12 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $16.9 million.  As of December 31, 2010, 29 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $24.7 million.  Securities in unrealized loss positions 12 months or more have a fair value as of June 30, 2011 that is, on average, approximately 91 percent of their amortized cost basis.  Farmer Mac believes that all these unrealized losses are recoverable within a reasonable period of time through changes in credit spreads or maturity and expects to recover the amortized cost basis of these securities.  Accordingly, Farmer Mac has concluded that none of the unrealized losses on these available-for-sale investment securities represent other-than-temporary impairment as of June 30, 2011.  Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

Farmer Mac did not own any held-to-maturity investments as of June 30, 2011 and December 31, 2010.  As of June 30, 2011, Farmer Mac owned trading investments with an amortized cost of $88.8 million, a fair value of $88.2 million, and a weighted-average yield of 8.14 percent.  As of December 31, 2010, Farmer Mac owned trading investments with an amortized cost of $89.8 million, a fair value of $86.1 million and a weighted-average yield of 8.12 percent.

The amortized cost, fair value and weighted-average yield of investments by remaining contractual maturity for available-for-sale investment securities as of June 30, 2011 are set forth below.  Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

	Investment Securities Available-for-Sale
	as of June 30, 2011
	Amortized		Weighted-
	Cost	Fair Value	Average Yield
	(dollars in thousands)

Due within one year	$920,611	$921,252	1.01%
Due after one year through five years	80,217	80,558	1.77%
Due after five years through ten years	418,586	420,553	1.13%
Due after ten years	594,945	583,351	2.52%
Total	$2,014,359	$2,005,714	1.51%

Note 3.	Farmer Mac Guaranteed Securities and USDA Guaranteed Securities

The following table sets forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Guaranteed Securities as of June 30, 2011 and December 31, 2010.

	June 30, 2011
	Available-
	for-Sale	Trading	Total
	(in thousands)
Farmer Mac I	$1,759,205	$-	$1,759,205
Farmer Mac II	36,530	-	36,530
Rural Utilities	1,448,230	-	1,448,230
Farmer Mac Guaranteed Securities	3,243,965	-	3,243,965
USDA Guaranteed Securities	1,120,397	249,074	1,369,471
Total	$4,364,362	$249,074	$4,613,436

Amortized cost	$4,306,533	$252,697	$4,559,230
Unrealized gains	60,697	322	61,019
Unrealized losses	(2,868)	(3,945)	(6,813)
Fair value	$4,364,362	$249,074	$4,613,436

	December 31, 2010
	Available-
	for-Sale	Trading	Total
	(in thousands)
Farmer Mac I	$942,809	$-	$942,809
Farmer Mac II	37,637	-	37,637
Rural Utilities	1,926,818	-	1,926,818
Farmer Mac Guaranteed Securities	2,907,264	-	2,907,264
USDA Guaranteed Securities	1,005,679	311,765	1,317,444
Total	$3,912,943	$311,765	$4,224,708

Amortized cost	$3,880,418	$315,655	$4,196,073
Unrealized gains	50,583	106	50,689
Unrealized losses	(18,058)	(3,996)	(22,054)
Fair value	$3,912,943	$311,765	$4,224,708

The temporary unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to June 30, 2011 and December 31, 2010, as applicable.  As of June 30, 2011, the unrealized losses presented above are related to Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities.  As of December 31, 2010, the unrealized losses presented above are related to Farmer Mac I, Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities.  USDA Guaranteed Securities and the USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities are backed by the full faith and credit of the United States.  Farmer Mac has concluded that none of the unrealized losses on its available-for-sale Farmer Mac Guaranteed Securities and USDA Guaranteed Securities represent other-than-temporary impairment as of June 30, 2011 and December 31, 2010.  Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

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

Farmer Mac realized no gains or losses from the sale of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities for the three and six months ended June 30, 2011 and 2010.

The table below presents a sensitivity analysis for the Corporation’s on-balance sheet Farmer Mac Guaranteed Securities and USDA Guaranteed Securities as of June 30, 2011 and December 31, 2010.

	June 30,	December 31,
	2011	2010
	(dollars in thousands)

Fair value of beneficial interests retained in
Farmer Mac Guaranteed Securities and
USDA Guaranteed Securities	$4,613,436	$4,224,708

Weighted-average remaining life (in years)	3.7	3.5

Weighted-average prepayment speed (annual rate)	3.0%	3.5%
Effect on fair value of a 10% adverse change	$(205)	$(18)
Effect on fair value of a 20% adverse change	$(418)	$(17)

Weighted-average discount rate	2.5%	2.3%
Effect on fair value of a 10% adverse change	$(27,998)	$(20,257)
Effect on fair value of a 20% adverse change	$(55,912)	$(40,315)

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

The table below presents the outstanding principal balances for Farmer Mac loans, LTSPCs and Farmer Mac Guaranteed Securities and USDA Guaranteed Securities as of June 30, 2011 and December 31, 2010.

Outstanding Balance of Loans, Loans Underlying Farmer Mac
Guaranteed Securities and LTSPCs, and USDA Guaranteed Securities
	June 30,	December 31,
	2011	2010
	(in thousands)
On-balance sheet:
Farmer Mac I:
Loans	$1,171,522	$972,206
Loans held in trusts:
Beneficial interests owned by Farmer Mac	829	3,697
Beneficial interests owned by third party investors	748,843	821,411
Farmer Mac Guaranteed Securities - AgVantage	1,741,500	941,500
Farmer Mac II:
USDA Guaranteed Securities	1,343,480	1,297,439
Farmer Mac Guaranteed Securities	37,283	39,856
Rural Utilities:
Loans	451,741	339,963
Loans held in trusts:
Beneficial interests owned by Farmer Mac	393,572	400,228
Farmer Mac Guaranteed Securities - AgVantage	1,410,800	1,887,200
Total on-balance sheet	$7,299,570	$6,703,500

Off-balance sheet:
Farmer Mac I:
Farmer Mac Guaranteed Securities - AgVantage	$2,445,000	$2,945,000
LTSPCs	1,694,470	1,754,597
Farmer Mac Guaranteed Securities	696,257	750,217
Farmer Mac II:
Farmer Mac Guaranteed Securities	45,120	48,103
Rural Utilities:
Farmer Mac Guaranteed Securities - AgVantage	18,080	15,292
Total off-balance sheet	$4,898,927	$5,513,209
Total	$12,198,497	$12,216,709

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

The following table presents information related to Farmer Mac’s acquisition of defaulted loans for the three and six months ended June 30, 2011 and 2010 and the outstanding balances and carrying amounts of all such loans as of June 30, 2011 and December 31, 2010, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(in thousands)

Unpaid principal balance at acquisition date	$1,420	$913	$18,345	$3,403
Contractually required payments
receivable	1,420	913	18,392	3,470
Impairment recognized subsequent
to acquisition	-	359	3,770	1,740
Recovery/release of allowance for defaulted
loans	4	2,924	14	2,924

	June 30,	December 31,
	2011	2010
	(in thousands)

Outstanding balance	$37,442	$34,473
Carrying amount	29,865	30,365

Net credit losses and 90-day delinquencies as of and for the periods indicated for loans held and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs are presented in the table below.  Information is not presented for loans underlying AgVantage securities, USDA Guaranteed Securities, Farmer Mac II Guaranteed Securities, or rural utilities loans held or underlying Farmer Mac Guaranteed Securities – Rural Utilities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  As of June 30, 2011, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the credit quality of the obligors, as well as the underlying collateral.  As of June 30, 2011, Farmer Mac had not experienced any credit losses on any AgVantage securities.  The USDA-guaranteed portions presented as USDA Guaranteed Securities, as well as those that collateralize Farmer Mac II Guaranteed Securities, are guaranteed by the USDA.  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of June 30, 2011, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any USDA Guaranteed Securities or Farmer Mac II Guaranteed Securities.  As of June 30, 2011, there were no delinquencies and no probable losses inherent in Farmer Mac’s rural utilities loans held or in any Farmer Mac Guaranteed Securities – Rural Utilities.  As of June 30, 2011 and 2010, Farmer Mac had not experienced any credit losses on any of those loans or securities.

	90-Day			Net Credit
	Delinquencies (1)			Losses/(Recoveries)
	As of	As of	As of	For the Six Months Ended
	June 30,	December 31,	June 30,	June 30,	June 30,
	2011	2010	2010	2011	2010
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$32,862	$37,665	$38,709	$191	$(1,926)
Total on-balance sheet	$32,862	$37,665	$38,709	$191	$(1,926)

Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$21,771	$32,583	$17,302	$-	$-
Total off-balance sheet	$21,771	$32,583	$17,302	$-	$-

Total	$54,633	$70,248	$56,011	$191	$(1,926)

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

  The following table sets forth Farmer Mac’s comprehensive income for the three and six months ended June 30, 2011 and 2010:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(in thousands)

Net income	$11,437	$8,090	$36,027	$21,679
Available-for-sale securities, net of tax:
Net unrealized holding gains	27,466	23,853	20,911	28,353
Reclassification adjustment for realized gains (1)	(645)	-	(2,750)	(190)
Net change from available-for-sale securities (2)	26,821	23,853	18,161	28,163
Financial derivatives, net of tax:
Reclassification for amortization of financial derivatives
transition adjustment (3)	-	29	-	52
Other comprehensive income, net of tax	26,821	23,882	18,161	28,215
Comprehensive income	38,258	31,972	54,188	49,894
Less: Comprehensive income attributable to non-
controlling interest	5,547	5,546	11,094	9,614
Total comprehensive income	$32,711	$26,426	$43,094	$40,280

(1)
Includes the reclassification of deferred gains recognized on certain Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities of $0.6 million and $2.6 million, after tax, for the three and six months ended June 30, 2011, respectively.

(2)
Unrealized gains on available for sale securities are shown net of income tax expense of $14.4 million and $12.8 million for the three months ended June 30, 2011 and 2010, respectively, and $9.8 million and $15.3 million for the six months ended June 30, 2011 and 2010, respectively.

(3)	Amortization of the financial derivatives transition adjustment is shown net of income tax expense of $16,000 and $28,000 for the three and six months ended June 30, 2010, respectively.

During the three and six months ended June 30, 2011, Farmer Mac reclassified $0.6 million and $2.6 million (of a total $7.0 million), respectively, of after-tax unrealized gains into earnings related to fair value changes of Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities designated as available-for-sale that were transferred to Farmer Mac II LLC in January 2010.  Included in these reclassifications are amortization amounts of $1.8 million that relate to prior periods, beginning with first quarter 2010.  These gains are presented as “Other income” on the condensed consolidated statements of operations.  Farmer Mac will recognize in earnings the remainder of these deferred gains over the estimated remaining lives of the underlying USDA-guaranteed portions.  There will, however, be no net effect on income on a consolidated basis because these gains will be offset by the amortization of premium expense on the assets held by Farmer Mac II LLC.

The following table presents Farmer Mac’s accumulated other comprehensive income as of June 30, 2011 and December 31, 2010 and changes in the components of accumulated other comprehensive income for the six months ended June 30, 2011 and the year ended December 31, 2010.

	June 30,	December 31,
	2011	2010
	(in thousands)
Available-for-sale securities:
Beginning balance	$18,275	$3,300
Net unrealized gains, net of tax	18,161	14,975
Ending balance	$36,436	$18,275

Financial derivatives:
Beginning balance	$-	$(46)
Amortization of financial derivatives transition
adjustment, net of tax	-	46
Ending balance	$-	$-
Accumulated other comprehensive income, net of tax	$36,436	$18,275

Note 5.	Off-Balance Sheet Guarantees and Long Term Standby Purchase Commitments

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

Off-Balance Sheet Farmer Mac Guaranteed Securities

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  Proceeds from new securitizations during the six months ended June 30, 2011 and 2010 were $10.7 million and $12.9 million, respectively.  The following table summarizes cash flows received from and paid to trusts used for Farmer Mac securitizations:

	For the Six Months Ended
	June 30, 2011	June 30, 2010
	(in thousands)
Proceeds from new securitizations	$10,734	$12,906
Guarantee fees received	4,286	2,620
Purchases of assets from the trusts	(1,369)	(2,323)
Servicing advances	(20)	(343)
Repayments of servicing advances	14	174

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of June 30, 2011 and December 31, 2010, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans.

Outstanding Balance of Off-Balance Sheet
Farmer Mac Guaranteed Securities
	June 30,	December 31,
	2011	2010
	(in thousands)
Farmer Mac I:
Farmer Mac Guaranteed Securities - AgVantage	$2,445,000	$2,945,000
Farmer Mac Guaranteed Securities	696,257	750,217
Farmer Mac II:
Farmer Mac Guaranteed Securities	45,120	48,103
Rural Utilities:
Farmer Mac Guaranteed Securities - AgVantage	18,080	15,292
Total off-balance sheet Farmer Mac Guaranteed Securities	$3,204,457	$3,758,612

For those securities issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the condensed consolidated balance sheet.  This liability approximated $14.5 million as of June 30, 2011 and $17.7 million as of December 31, 2010.  Upon adoption of the new accounting guidance on consolidation on January 1, 2010, Farmer Mac eliminated $15.5 million of the guarantee and commitment obligation related to the consolidated trusts.  During second quarter 2010, Farmer Mac deconsolidated $414.5 million of certain securitization trusts created when loans subject to LTSPCs were converted to Farmer Mac I Guaranteed Securities because Farmer Mac was no longer determined to be the primary beneficiary when the counterparty to the transaction ceased being a related party as a result of changes to the membership of Farmer Mac’s board of directors.  This deconsolidation resulted in an increase to the guarantee and commitment obligation of $2.7 million as of June 30, 2010.  See Note 1(g) for more information.  As of June 30, 2011, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 13.6 years.  As of June 30, 2011, the weighted-average remaining maturity of the off-balance sheet AgVantage securities was 2.4 years.  For information on Farmer Mac’s methodology for determining the reserve for losses on off-balance sheet Farmer Mac Guaranteed Securities, see Note 1(b).

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

The maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $1.7 billion as of June 30, 2011 and $1.8 billion as of December 31, 2010.

As of June 30, 2011, the weighted-average remaining maturity of all loans underlying LTSPCs was 13.8 years.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the condensed consolidated balance sheet.  This liability approximated $13.1 million as of June 30, 2011 and $12.6 million as of December 31, 2010.

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

From first quarter 2009 through second quarter 2011, Farmer Mac paid a quarterly dividend of $0.05 per share on all classes of the Corporation’s common stock.  Farmer Mac’s ability to declare and pay a dividend could be restricted if it failed to comply with regulatory capital requirements.

Preferred Stock

As of June 30, 2011 and December 31, 2010, Farmer Mac had 57,578 shares of Series C preferred stock outstanding.  The Series C preferred stock is a component of Stockholders’ Equity on the condensed consolidated balance sheets.  The 57,578 shares of Series C preferred stock outstanding as of June 30, 2011 and December 31, 2010, were all held by the National Rural Utilities Cooperative Finance Corporation (“CFC”), a related party.

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

Statutory and Regulatory Capital Requirements

Farmer Mac is subject to, and as of June 30, 2011 was in compliance with, its three statutory and regulatory capital requirements:

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

As of June 30, 2011, Farmer Mac’s minimum and critical capital requirements were $321.9 million and $161.0 million, respectively, and Farmer Mac’s core capital level (common and preferred stock outstanding plus non-controlling interest – preferred stock, additional paid-in-capital and retained earnings) was $484.2 million, $162.3 million above the minimum capital requirement and $323.2 million above the critical capital requirement.  As of December 31, 2010, Farmer Mac’s minimum and critical capital requirements were $301.0 million and $150.5 million, respectively, and its actual core capital level was $460.6 million, $159.6 million above the minimum capital requirement and $310.1 million above the critical capital requirement.

Based on the new risk-based capital stress test that became effective in second quarter 2011, Farmer Mac’s risk-based capital requirement as of June 30, 2011 was $122.9 million and Farmer Mac’s regulatory capital (core capital plus the allowance for losses) of $502.7 million exceeded that requirement by approximately $379.8 million.  Based on the risk-based capital stress test in effect prior to second quarter 2011, Farmer Mac’s risk-based capital requirement as of June 30, 2011 would have been $32.7 million and Farmer Mac’s regulatory capital (core capital plus the allowance for losses) of $502.7 million would have exceeded that requirement by approximately $470.0 million.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters” for more information about changes to the risk-based capital stress test applicable to Farmer Mac.

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

Farmer Mac classifies its estimates of fair value for auction-rate certificates (“ARCs”) as level 3 measurements.  Farmer Mac uses unadjusted quotes from a broker specializing in these types of securities to determine the estimated fair value of these investments as of each quarter end.  Farmer Mac believes these quotes are the best indication of fair value as of the measurement date, although there is uncertainty regarding the ability to transact at such levels.  Considering (1) there is no active secondary market for these securities, although limited observable transactions do occasionally occur, (2) price quotes vary significantly among dealers or independent pricing services, if provided at all, and (3) there is little transparency in the price determination, Farmer Mac believes these measurements are appropriately classified as level 3.  Prior to 2010, Farmer Mac used a discounted cash flow model to determine the estimated fair value of these investments as of each quarter end.  The assumptions used in preparing the model included estimates for the amount and timing of future interest and principal payments and the rate of return required by investors to own these securities in the current environment.  In making these assumptions, Farmer Mac considered relevant factors including: the formula for each security that defines the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering the underlying student loans are backed by the full faith and credit of the United States; and, publicly available pricing data for student loan asset-backed securities that are not subject to auctions.  Farmer Mac classified these fair value measurements as level 3.

Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets as of the beginning of the quarterly reporting period.  Farmer Mac made no transfers within the fair value hierarchy for the fair value measurements of its investment securities in the first half of 2011.  Transfers within the fair value hierarchy for the fair value measurements of investment securities in first quarter 2010 are described below.

During the first half of 2010, Farmer Mac transferred its investments in the subordinated debt and preferred stock of CoBank, ACB and its investment in the preferred stock of AgFirst Farm Credit Bank, with par values of $70.0 million, $88.5 million and $88.0 million, respectively, as of December 31, 2009, from level 3 measurements to level 2 measurements.  Taking into consideration its own recently executed trades during first quarter 2010, along with an increase in observable trading activity for these securities, Farmer Mac determined that the best estimates of fair value for these securities as of March 31, 2010 and continuing through June 30, 2011, were the fair values provided by an independent third party pricing service.  Farmer Mac transferred these securities out of level 3 based on their fair values as of the beginning of the first quarter 2010.

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

Farmer Mac made no transfers within the fair value hierarchy for the fair value measurements of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities in the first six months of 2011.  Transfers out of level 3 during first quarter 2010 resulted from the consolidation of certain trusts whereby the underlying assets were no longer reported at fair value on a recurring basis.  Transfers out of level 3 are based on the fair values of the assets as of the beginning of the quarterly reporting period and are described in more detail below.

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

As of June 30, 2011 and December 31, 2010, the consideration of credit risk related to both Farmer Mac and the counterparties resulted in an adjustment to the valuations of Farmer Mac’s derivative portfolio of $(0.2) million and $(0.4) million, respectively.  See Note 1(c) for further information regarding Farmer Mac’s derivative portfolio.

Nonrecurring Fair Value Measurements and Classification

Loans Held for Sale

Loans held for sale are reported at the lower of cost or fair value in the condensed consolidated balance sheets.  Farmer Mac internally models the fair value of loans by discounting the projected cash flows of these instruments at projected interest rates.  The fair values are based on the present value of expected cash flows using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  The fair values of these instruments are classified as level 3 measurements.  As of June 30, 2011, Farmer Mac recorded an adjustment of $9.9 million to report loans held for sale at the lower of cost or fair value.  As of December 31, 2010, Farmer Mac recorded an adjustment of $8.7 million to report loans held for sale at the lower of cost or fair value.

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

Fair Value Classification and Transfers

As of June 30, 2011, Farmer Mac’s assets and liabilities recorded at fair value include financial instruments valued at $5.1 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 49 percent of the total assets and 70 percent of financial instruments measured at fair value as of June 30, 2011.  As of December 31, 2010, Farmer Mac’s asset and liabilities recorded at fair value included financial instruments valued at $4.6 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 49 percent of the total assets and 71 percent of financial instruments measured at fair value as of December 31, 2010.

The following tables present information about Farmer Mac’s asset and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2011 and December 31, 2010, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value.

Assets and Liabilities Measured at Fair Value as of June 30, 2011

	Level 1	Level 2	Level 3	Total
Recurring:	(in thousands)
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed
by Government guaranteed student loans	$-	$-	$64,682	$64,682
Floating rate asset-backed securities	-	162,534	-	162,534
Floating rate corporate debt securities	-	113,290	-	113,290
Floating rate Government/GSE
guaranteed mortgage-backed securities	-	633,972	-	633,972
Fixed rate GSE guaranteed mortgage-backed
securities	-	4,167	-	4,167
Floating rate GSE subordinated debt	-	62,565	-	62,565
Fixed rate GSE preferred stock	-	82,377	-	82,377
Fixed rate corporate debt	-	34,382	-	34,382
U.S. Treasuries	834,744	-	-	834,744
Senior agency debt	-	13,001	-	13,001
Total available-for-sale	834,744	1,106,288	64,682	2,005,714
Trading:
Floating rate asset-backed securities	-	-	2,209	2,209
Fixed rate GSE preferred stock	-	85,942	-	85,942
Total trading	-	85,942	2,209	88,151
Total Investment Securities	834,744	1,192,230	66,891	2,093,865
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	-	-	1,759,205	1,759,205
Farmer Mac II	-	-	36,530	36,530
Rural Utilities	-	-	1,448,230	1,448,230
Total Farmer Mac Guaranteed Securities	-	-	3,243,965	3,243,965
USDA Guaranteed Securities:
Available-for-sale	-	-	1,120,397	1,120,397
Trading	-	-	249,074	249,074
Total USDA Guaranteed Securities	-	-	1,369,471	1,369,471
Financial derivatives	28	43,948	-	43,976
Total Assets at fair value	$834,772	$1,236,178	$4,680,327	$6,751,277
Liabilities:
Financial derivatives	$-	$107,396	$1,755	$109,151
Total Liabilities at fair value	$-	$107,396	$1,755	$109,151
Nonrecurring:
Assets:
Loans held for sale	$-	$-	$441,890	$441,890
Loans held for investment	-	-	12,246	12,246
REO	-	-	705	705
Total Nonrecurring Assets at fair value	$-	$-	$454,841	$454,841

Assets and Liabilities Measured at Fair Value as of December 31, 2010

	Level 1	Level 2	Level 3	Total
Recurring:	(in thousands)
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

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended June 30, 2011
					Realized and	Unrealized
					Unrealized	Gains/(Losses)
					Gains/(Losses)	included in Other
	Beginning				included in	Comprehensive	Transfers	Transfers	Ending
	Balance	Purchases	Sales	Settlements	Income	Income	In	Out	Balance
Recurring:	(in thousands)
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed
by Government guaranteed student loans	$64,539	$-	$-	$-	$-	$143	$-	$-	$64,682
Trading:
Floating rate asset-backed securities(1)	1,690	-	-	(168)	687	-	-	-	2,209
Total Investment Securities	66,229	-	-	(168)	687	143	-	-	66,891
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	1,429,318	300,000	-	(6)	-	29,893	-	-	1,759,205
Farmer Mac II	37,803	981	(1,041)	(1,134)	-	(79)	-	-	36,530
Rural Utilities	1,442,793	-	-	-	-	5,437	-	-	1,448,230
Total Farmer Mac Guaranteed Securities	2,909,914	300,981	(1,041)	(1,140)	-	35,251	-	-	3,243,965
USDA Guaranteed Securities:
Available-for-sale	1,063,540	98,464	-	(48,951)	-	7,344	-	-	1,120,397
Trading(2)	274,561	-	-	(26,985)	1,498	-	-	-	249,074
Total USDA Guaranteed Securities	1,338,101	98,464	-	(75,936)	1,498	7,344	-	-	1,369,471
Total Assets at fair value	$4,314,244	$399,445	$(1,041)	$(77,244)	$2,185	$42,738	$-	$-	$4,680,327
Liabilities:
Financial derivatives(3)	$(1,671)	$-	$-	$-	$(84)	$-	$-	$-	$(1,755)
Total Liabilities at fair value	$(1,671)	$-	$-	$-	$(84)	$-	$-	$-	$(1,755)
Nonrecurring:
Assets:
Loans held for sale	$406,168	$-	$-	$-	$(156)	$-	$35,878	$-	$441,890
Loans held for investment	12,399	-	-	-	-	-	-	(153)	12,246
REO	1,573	-	-	(974)	(101)	-	207	-	705
Total Nonrecurring Assets at fair value	$420,140	$-	$-	$(974)	$(257)	$-	$36,085	$(153)	$454,841

(1)	Unrealized gains are attributable to assets still held as of June 30, 2011 and are recorded in gains on trading assets.
(2)	Includes unrealized gains of $0.3 million attributable to assets still held as of June 30, 2011 that are recorded in gains on trading assets.
(3)	Unrealized losses are attributable to liabilities still held as of June 30, 2011 and are recorded in losses on financial derivatives.

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended June 30, 2010
	Beginning Balance	Purchases, Sales, Issuances and Settlements, net	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Net Transfers In and/or Out	Ending Balance
Recurring:	(in thousands)
Assets:
Investment securities:
Available-for-sale:
Floating rate auction-rate certificates backed
by Government guaranteed student loans	$62,256	$-	$-	$1,088	$-	$63,344
Floating rate GSE subordinated debt	-	-	-	-	-	-
Fixed rate GSE preferred stock	-	-	-	-	-	-
Total available-for-sale investment securities	62,256	-	-	1,088	-	63,344
Trading:
Floating rate asset-backed securities(1)	1,452	(166)	126	-	-	1,412
Fixed rate GSE preferred stock	-	-	-	-	-	-
Total trading investment securities	1,452	(166)	126	-	-	1,412
Total investment securities	63,708	(166)	126	1,088	-	64,756
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	48,080	(1,508)	-	1,249	-	47,821
Farmer Mac II	39,692	502	-	242	-	40,436
Rural Utilities	1,706,155	(87,799)	-	11,527	-	1,629,883
Total available-for-sale	1,793,927	(88,805)	-	13,018	-	1,718,140
Trading:
Farmer Mac II	-	-	-	-	-	-
Rural Utilities	-	-	-	-	-	-
Total trading	-	-	-	-	-	-
Total Farmer Mac Guaranteed Securities	1,793,927	(88,805)	-	13,018	-	1,718,140
USDA Guaranteed Securities:
Available-for-sale	781,823	84,682	-	13,919	-	880,424
Trading(2)	407,844	(26,931)	5,583	-	-	386,496
Total USDA Guaranteed Securities	1,189,667	57,751	5,583	13,919	-	1,266,920
Total Assets at fair value	$3,047,302	$(31,220)	$5,709	$28,025	$-	$3,049,816
Liabilities:
Financial derivatives(3)	$(3,591)	$-	$(87)	$-	$-	$(3,678)
Total Liabilities at fair value	$(3,591)	$-	$(87)	$-	$-	$(3,678)
Nonrecurring:
Assets:
Loans held for sale, at lower of cost or fair value	$85,248	$-	$90	$-	$77,727	$163,065
Loans held for investment, at fair value	10,522	-	(584)	-	(5,682)	4,256
Total Assets at fair value	$95,770	$-	$(494)	$-	$72,045	$167,321

(1)	Unrealized gains are attributable to assets still held as of June 30, 2010 and are recorded in gains on trading assets.
(2)	Includes unrealized gains of $4.0 million attributable to assets still held as of June 30, 2010 that are recorded in gains on trading assets.
(3)	Unrealized losses are attributable to liabilities still held as of June 30, 2010 and are recorded in losses on financial derivatives.

Level 3 Assets and Liabilities Measured at Fair Value for the Six Months Ended June 30, 2011
					Realized and	Unrealized
					Unrealized	Gains/(Losses)
					Gains/(Losses)	included in Other
	Beginning				included in	Comprehensive	Transfers	Transfers	Ending
	Balance	Purchases	Sales	Settlements	Income	Income	In	Out	Balance
Recurring:	(in thousands)
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed
by Government guaranteed student loans	$64,335	$-	$-	$-	$-	$347	$-	$-	$64,682
Trading:
Floating rate asset-backed securities(1)	1,400	-	-	(550)	1,359	-	-	-	2,209
Total Investment Securities	65,735	-	-	(550)	1,359	347	-	-	66,891
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	942,809	800,000	-	(14)	-	16,410	-	-	1,759,205
Farmer Mac II	37,637	2,004	(2,005)	(2,494)	-	1,388	-	-	36,530
Rural Utilities	1,926,818	-	-	(476,401)	-	(2,187)	-	-	1,448,230
Total Farmer Mac Guaranteed Securities	2,907,264	802,004	(2,005)	(478,909)	-	15,611	-	-	3,243,965
USDA Guaranteed Securities:
Available-for-sale	1,005,679	214,811	-	(109,786)	-	9,693	-	-	1,120,397
Trading(2)	311,765	-	-	(62,958)	267	-	-	-	249,074
Total USDA Guaranteed Securities	1,317,444	214,811	-	(172,744)	267	9,693	-	-	1,369,471
Total Assets at fair value	$4,290,443	$1,016,815	$(2,005)	$(652,203)	$1,626	$25,651	$-	$-	$4,680,327
Liabilities:
Financial derivatives(3)	$(3,390)	$-	$-	$-	$1,635	$-	$-	$-	$(1,755)
Total Liabilities at fair value	$(3,390)	$-	$-	$-	$1,635	$-	$-	$-	$(1,755)
Nonrecurring:
Assets:
Loans held for sale	$331,076	$-	$-	$(4,617)	$(964)	$-	$116,395	$-	$441,890
Loans held for investment	11,971	-	-	-	(195)	-	623	(153)	12,246
REO	1,925	-	-	(1,006)	(421)	-	207	-	705
Total Nonrecurring Assets at fair value	$344,972	$-	$-	$(5,623)	$(1,580)	$-	$117,225	$(153)	$454,841

(1)	Unrealized gains are attributable to assets still held as of June 30, 2011 and are recorded in gains on trading assets.
(2)	Includes unrealized losses of $2.4 million attributable to assets still held as of June 30, 2011 that are recorded in gains on trading assets.
(3)	Unrealized gains are attributable to liabilities still held as of June 30, 2011 and are recorded in losses on financial derivatives.

Level 3 Assets and Liabilities Measured at Fair Value for the Six Months Ended June 30, 2010
	Beginning Balance	Purchases, Sales, Issuances and Settlements, net	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Net Transfers In and/or Out	Ending Balance
Recurring:	(in thousands)
Assets:
Investment securities:
Available-for-sale:
Floating rate auction-rate certificates backed
by Government guaranteed student loans	$72,884	$-	$-	$(9,540)	$-	$63,344
Floating rate GSE subordinated debt	47,562	-	-	-	(47,562)	-
Fixed rate GSE preferred stock	89,211	-	-	-	(89,211)	-
Total available-for-sale investment securities	209,657	-	-	(9,540)	(136,773)	63,344
Trading:
Floating rate asset-backed securities(1)	1,824	(402)	(10)	-	-	1,412
Fixed rate GSE preferred stock	88,148	-		-	(88,148)	-
Total trading investment securities	89,972	(402)	(10)	-	(88,148)	1,412
Total investment securities	299,629	(402)	(10)	(9,540)	(224,921)	64,756
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	56,864	(5,265)	-	1,607	(5,385)	47,821
Farmer Mac II	764,792	197	-	(1,369)	(723,184)	40,436
Rural Utilities	1,703,211	(87,799)	-	14,471	-	1,629,883
Total available-for-sale	2,524,867	(92,867)	-	14,709	(728,569)	1,718,140
Trading:
Farmer Mac II	422,681	-		-	(422,681)	-
Rural Utilities	451,448	-	-	-	(451,448)	-
Total trading	874,129	-	-	-	(874,129)	-
Total Farmer Mac Guaranteed Securities	3,398,996	(92,867)	-	14,709	(1,602,698)	1,718,140
USDA Guaranteed Securities:
Available-for-sale	-	137,579	-	19,661	723,184	880,424
Trading(2)	-	(46,789)	10,604	-	422,681	386,496
Total USDA Guaranteed Securities	-	90,790	10,604	19,661	1,145,865	1,266,920
Total Assets at fair value	$3,698,625	$(2,479)	$10,594	$24,830	$(681,754)	$3,049,816
Liabilities:
Financial derivatives(3)	$(3,653)	$-	$(25)	$-	$-	$(3,678)
Total Liabilities at fair value	$(3,653)	$-	$(25)	$-	$-	$(3,678)
Nonrecurring:
Assets:
Loans held for sale, at lower of cost or fair value	$28,505	$-	$(2,184)	$-	$136,744	$163,065
Loans held for investment, at fair value	-	-	(668)	-	4,924	4,256
Total Assets at fair value	$28,505	$-	$(2,852)	$-	$141,668	$167,321

(1)	Unrealized losses are attributable to assets still held as of June 30, 2010 and are recorded in gains on trading assets.
(2)	Includes unrealized gains of $8.0 million attributable to assets still held as of June 30, 2010 that are recorded in gains on trading assets.
(3)	Unrealized losses are attributable to liabilities still held as of June 30, 2010 and are recorded in losses on financial derivatives.

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

Farmer Mac made no fair value option elections for the three and six months ended June 30, 2011 and 2010.  For the three and six months ended June 30, 2011, Farmer Mac recorded net gains on trading assets of $1.3 million and $1.9 million, respectively, for changes in fair values of assets previously selected for the fair value option, compared to net gains of $4.9 million and $8.4 million, respectively, for the same periods ended June 30, 2010.  These changes in fair value are presented as “Gains on trading assets” in the condensed consolidated statements of operations.

Disclosures about Fair Value of Financial Instruments

The following table sets forth the estimated fair values and the carrying amounts for financial assets, liabilities and guarantees and commitments as of June 30, 2011 and December 31, 2010 in accordance with accounting guidance on disclosures about fair value of financial instruments.

	June 30, 2011		December 31, 2010
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$768,335	$768,335	$729,920	$729,920
Investment securities	2,093,865	2,093,865	1,763,329	1,763,329
Farmer Mac Guaranteed Securities	3,243,965	3,243,965	2,907,264	2,907,264
USDA Guaranteed Securities	1,369,471	1,369,471	1,317,444	1,317,444
Loans	2,890,033	2,787,437	2,642,399	2,558,599
Financial derivatives	43,976	43,976	41,492	41,492
Interest receivable	88,852	88,852	90,295	90,295
Guarantee and commitment fees receivable:
LTSPCs	23,905	13,988	14,191	13,666
Farmer Mac Guaranteed Securities	20,608	17,836	19,058	21,086
Financial liabilities:
Notes payable:
Due within one year	5,205,836	5,201,832	4,510,758	4,509,419
Due after one year	3,868,825	3,744,877	3,530,656	3,430,656
Debt securities of consolidated trusts held by
third parties	818,189	755,357	883,669	827,411
Financial derivatives	109,151	109,151	113,687	113,687
Accrued interest payable	56,152	56,152	57,131	57,131
Guarantee and commitment obligations:
LTSPCs	23,018	13,100	13,152	12,627
Farmer Mac Guaranteed Securities	17,298	14,528	15,653	17,681

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

The financial information presented below reflects the accounts of Farmer Mac and its subsidiaries on a consolidated basis.  Accordingly, the core earnings for Farmer Mac’s reportable operating segments will differ from the stand-alone financial statements of Farmer Mac’s subsidiaries.  These differences will be due to various factors, including the reversal of unrealized gains and losses related to fair value changes of trading assets and financial derivatives, as well as the allocation of certain expenses such as dividends and interest expense related to the issuance of capital and the incurrence of indebtedness managed at the corporate level.  The allocation of general and administrative expenses that are not directly attributable to an operating segment may also result in differences.  The assets of Farmer Mac’s subsidiary Farmer Mac II LLC will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.  As of June 30, 2011, Farmer Mac II LLC held assets with a fair value of $1.4 billion, had debt outstanding of $141.0 million, had preferred stock outstanding with a liquidation preference of $250.0 million and had $1.0 billion of common stock outstanding, all of which is held by Farmer Mac.

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

Each of the program operating segments generates revenue through purchasing loans or securities, committing to purchase loans or guaranteeing securities backed by eligible loans.  Purchases of both program assets and assets held in Farmer Mac’s liquidity investment portfolio are funded through debt issuance of various maturities.  Management makes decisions about pricing, funding and guarantee and commitment fee levels based on inherent credit risks, resource allocation and target returns on equity separately for each segment.

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

The following tables present core earnings for Farmer Mac’s reportable operating segments and a reconciliation to GAAP net income for the three and six months ended June 30, 2011 and 2010.

Core Earnings by Business Segment
For the Three Months Ended June 30, 2011

					Reconciling		GAAP
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Adjustments		Amounts
	(in thousands)
Interest income (1)	$34,555	$14,045	$13,131	$7,033	$(1,912)		$66,852
Interest income related to consolidated
trusts owned by third parties reclassified
to guarantee fee income	(839)	-	-	-	839		-
Interest expense (2)	(22,398)	(11,321)	(10,044)	(3,174)	9,297		(37,640)
Net effective spread	11,318	2,724	3,087	3,859	8,224		29,212

Guarantee and commitment fees	5,824	50	1,285	-	(839)		6,320
Other income/(expense) (3)	1,261	59	-	(646)	(14,879)		(14,205)
Non-interest income/(loss)	7,085	109	1,285	(646)	(15,718)		(7,885)

Provision for loan losses	(160)	-	-	-	-		(160)

Release of losses	935	-	-	-	-		935
Other non-interest expense	(3,992)	(712)	(1,247)	(2,175)	-		(8,126)
Non-interest expense (4)	(3,057)	(712)	(1,247)	(2,175)	-		(7,191)

Core earnings before income taxes	15,186	2,121	3,125	1,038	(7,494)	(5)	13,976
Income tax (expense)/benefit	(5,315)	(742)	(1,094)	1,989	2,623		(2,539)
Core earnings before preferred stock
dividends and attribution of income to
non-controlling interest	9,871	1,379	2,031	3,027	(4,871)	(5)	11,437
Preferred stock dividends	-	-	-	(720)	-		(720)
Non-controlling interest	-	-	-	(5,547)	-		(5,547)
Segment core earnings	$9,871	$1,379	$2,031	$(3,240)	$(4,871)	(5)	$5,170

Total assets at carrying value	$3,743,934	$1,422,554	$2,353,748	$2,924,592	$-		$10,444,828
Total principal balance of on- and
off-balance sheet program assets	8,498,421	1,425,883	2,274,193	-	-		12,198,497

(1)
Includes reconciling adjustments for yield maintenance income and discount amortization on certain prepaid loans, and amortization of premiums on assets consolidated at fair value to reflect core earnings amounts.

(2)
Based on effective funding cost determined for each operating segment, including the expense related to interest rate swaps, which is included in losses on financial derivatives on the GAAP financial statements.

(3)
Includes reconciling adjustments for the reclassification of yield maintenance, discount amortization on certain prepaid loans and the expense related to interest rate swaps and fair value adjustments on loans held for sale and financial derivatives and trading assets.  Also includes a reconciling adjustment related to the recognition of deferred gains upon prepayment of certain Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities.

(4)	Includes directly attributable costs and an allocation of indirectly attributable costs based on headcount.
(5)
Net adjustments to reconcile core earnings before income taxes; core earnings before preferred stock dividends and attribution of income to non-controlling interest; and segment core earnings to corresponding GAAP measures: income before income taxes, net income and net income available to common stockholders, respectively.

Core Earnings by Business Segment
For the Three Months Ended June 30, 2010

					Reconciling		GAAP
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Adjustments		Amounts
	(in thousands)
Interest income (1)	$27,081	$13,825	$13,987	$6,390	$(3,956)		$57,327
Interest income related to consolidated
trusts owned by third parties reclassified
to guarantee fee income	(1,282)	-	-	-	1,282		-
Interest expense (2)	(18,210)	(11,262)	(11,342)	(3,638)	8,733		(35,719)
Net effective spread	7,589	2,563	2,645	2,752	6,059		21,608

Guarantee and commitment fees	5,450	50	1,492	-	(1,282)		5,710
Other income/(expense) (3)	411	-	-	(784)	(10,108)		(10,481)
Non-interest income/(loss)	5,861	50	1,492	(784)	(11,390)		(4,771)

Release of loan losses	1,870	-	-	-	-		1,870

Provision for losses	(3,043)	-	-	-	-		(3,043)
Other non-interest expense	(3,350)	(721)	(1,038)	(1,709)	-		(6,818)
Non-interest expense (4)	(6,393)	(721)	(1,038)	(1,709)	-		(9,861)

Core earnings before income taxes	8,927	1,892	3,099	259	(5,331)	(5)	8,846
Income tax (expense)/benefit	(3,124)	(662)	(1,085)	2,249	1,866		(756)
Core earnings before preferred stock
dividends, attribution of income to
non-controlling interest, and loss on
retirement of preferred stock	5,803	1,230	2,014	2,508	(3,465)	(5)	8,090
Preferred stock dividends	-	-	-	(720)	-		(720)
Non-controlling interest	-	-	-	(5,546)	-		(5,546)
Segment core earnings	$5,803	$1,230	$2,014	$(3,758)	$(3,465)	(5)	$1,824

Total assets at carrying value	$1,836,374	$1,324,674	$2,262,314	$1,676,128	$-		$7,099,490
Total principal balance of on- and
off-balance sheet program assets	7,288,389	1,300,944	2,173,660	-	-		10,762,993

(1)
Includes reconciling adjustments for yield maintenance income and discount amortization on certain prepaid loans, and amortization of premiums on assets consolidated at fair value to reflect core earnings amounts.

(2)
Based on effective funding cost determined for each operating segment, including the expense related to interest rate swaps, which is included in losses on financial derivatives on the GAAP financial statements.

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

Core Earnings by Business Segment
For the Six Months Ended June 30, 2011

					Reconciling		GAAP
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Adjustments		Amounts
	(in thousands)
Interest income (1)	$66,634	$27,710	$26,793	$14,220	$(4,433)		$130,924
Interest income related to consolidated
trusts owned by third parties reclassified
to guarantee fee income	(1,713)	-	-	-	1,713		-
Interest expense (2)	(42,676)	(22,319)	(20,704)	(7,314)	18,320		(74,693)
Net effective spread	22,245	5,391	6,089	6,906	15,600		56,231

Guarantee and commitment fees	11,589	103	2,728	-	(1,713)		12,707
Other income/(expense) (3)	2,223	105	-	(740)	(7,133)		(5,545)
Non-interest income/(loss)	13,812	208	2,728	(740)	(8,846)		7,162

Provision for loan losses	(1,441)	-	-	-	-		(1,441)

Release of losses	2,869	-	-	-	-		2,869
Other non-interest expense	(8,760)	(1,375)	(2,379)	(4,224)	-		(16,738)
Non-interest expense (4)	(5,891)	(1,375)	(2,379)	(4,224)	-		(13,869)

Core earnings before income taxes	28,725	4,224	6,438	1,942	6,754	(5)	48,083
Income tax (expense)/benefit	(10,054)	(1,478)	(2,254)	4,094	(2,364)		(12,056)
Core earnings before preferred stock
dividends and attribution of income to
non-controlling interest	18,671	2,746	4,184	6,036	4,390	(5)	36,027
Preferred stock dividends	-	-	-	(1,440)	-		(1,440)
Non-controlling interest	-	-	-	(11,094)	-		(11,094)
Segment core earnings	$18,671	$2,746	$4,184	$(6,498)	$4,390	(5)	$23,493

Total assets at carrying value	$3,743,934	$1,422,554	$2,353,748	$2,924,592	$-		$10,444,828
Total principal balance of on- and
off-balance sheet program assets	8,498,421	1,425,883	2,274,193	-	-		12,198,497

(1)
Includes reconciling adjustments for yield maintenance income and discount amortization on certain prepaid loans, and amortization of premiums on assets consolidated at fair value to reflect core earnings amounts.

(2)
Based on effective funding cost determined for each operating segment, including the expense related to interest rate swaps, which is included in losses on financial derivatives on the GAAP financial statements.

(3)
Includes reconciling adjustments for the reclassification of yield maintenance, discount amortization on certain prepaid loans and the expense related to interest rate swaps and fair value adjustments on loans held for sale and financial derivatives and trading assets.  Also includes a reconciling adjustment related to the recognition of deferred gains upon prepayment of certain Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities.

(4)	Includes directly attributable costs and an allocation of indirectly attributable costs based on headcount.
(5)
Net adjustments to reconcile core earnings before income taxes; core earnings before preferred stock dividends and attribution of income to non-controlling interest; and segment core earnings to corresponding GAAP measures: income before income taxes, net income and net income available to common stockholders, respectively.

Core Earnings by Business Segment
For the Six Months Ended June 30, 2010

					Reconciling		GAAP
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Adjustments		Amounts
	(in thousands)
Interest income (1)	$55,763	$26,431	$27,940	$12,873	$(4,948)		$118,059
Interest income related to consolidated
trusts owned by third parties reclassified
to guarantee fee income	(2,749)	-	-	-	2,749		-
Interest expense (2)	(38,250)	(21,721)	(22,636)	(7,295)	17,068		(72,834)
Net effective spread	14,764	4,710	5,304	5,578	14,869		45,225

Guarantee and commitment fees	11,000	351	3,027	-	(2,749)		11,629
Other income/(expense) (3)	1,297	-	-	(1,233)	(14,187)		(14,123)
Non-interest income/(loss)	12,297	351	3,027	(1,233)	(16,936)		(2,494)

Release of loan losses	(980)	-	-	-	-		(980)

Provision for losses	(1,575)	-	-	-	-		(1,575)
Other non-interest expense	(6,386)	(1,548)	(2,067)	(3,404)	-		(13,405)
Non-interest expense (4)	(7,961)	(1,548)	(2,067)	(3,404)	-		(14,980)

Core earnings before income taxes	18,120	3,513	6,264	941	(2,067)	(5)	26,771
Income tax (expense)/benefit	(6,342)	(1,230)	(2,192)	3,949	723		(5,092)
Core earnings before preferred stock
dividends, attribution of income to
non-controlling interest, and loss on
retirement of preferred stock	11,778	2,283	4,072	4,890	(1,344)	(5)	21,679
Preferred stock dividends	-	-	-	(2,690)	(5,784)		(8,474)
Non-controlling interest	-	-	-	(9,614)	-		(9,614)
Segment core earnings	$11,778	$2,283	$4,072	$(7,414)	$(7,128)	(5)	$3,591

Total assets at carrying value	$1,836,374	$1,324,674	$2,262,314	$1,676,128	$-		$7,099,490
Total principal balance of on- and
off-balance sheet program assets	7,288,389	1,300,944	2,173,660	-	-		10,762,993

(1)
Includes reconciling adjustments for yield maintenance income and discount amortization on certain prepaid loans, and amortization of premiums on assets consolidated at fair value to reflect core earnings amounts.

(2)
Based on effective funding cost determined for each operating segment, including the expense related to interest rate swaps, which is included in losses on financial derivatives on the GAAP financial statements.

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

This discussion and analysis of financial condition and results of operations should be read together with:  (1) the interim unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report; and (2) Farmer Mac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 16, 2011, as amended by Amendment No. 1 on Form 10-K/A filed on June 1, 2011.  Farmer Mac amended its Annual Report on Form 10-K for the year ended December 31, 2010 to correct prior misclassifications of proceeds from the repayments of certain loans between operating activities and investing activities on the consolidated statements of cash flows.  These misclassifications had no impact on the net increase or decrease in cash and cash equivalents as previously reported and had no effect on Farmer Mac’s previously issued condensed consolidated interim or annual consolidated balance sheets, statements of operations or statements of changes in equity.  See Note 1(a) to the condensed consolidated financial statements for further information.

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
•
developments in the financial markets, including possible investor, analyst and rating agency reactions to events involving GSEs, including Farmer Mac, and reactions to Standard & Poor’s recent downgrade of the credit ratings of the United States, certain GSEs, and other federal agencies linked to long-term U.S. debt; and

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

Overview

Following a successful 2010, Farmer Mac entered 2011 well positioned to continue to fulfill its congressional mission to provide capital and liquidity to rural America.  Second quarter results included the addition of $608.1 million of new program business volume bringing total year-to-date new program volume as of June 30, 2011 to $1.6 billion.  GAAP and core earnings also increased in second quarter 2011 compared to the prior year.  Farmer Mac’s GAAP net income available to common stockholders for second quarter 2011 was $5.2 million ($0.48 per diluted common share), compared to $1.8 million ($0.17 per diluted common share) in second quarter 2010.  Farmer Mac’s core earnings for second quarter 2011 were $10.0 million, up from $5.3 million in second quarter 2010.  Second quarter 2011 results benefited from increased outstanding business volume compared to a year earlier, increased net interest income of $29.2 million, compared to $21.6 million in second quarter 2010 and net releases from the allowance for losses of $0.8 million as opposed to provisions of $1.2 million in the prior year.  As of June 30, 2011, Farmer Mac’s excess core capital above its statutory minimum capital requirement was $162.3 million.

Although approximately $976.4 million of AgVantage Securities in both the Farmer Mac I and Rural Utilities business segments matured during the first six months of 2011, Farmer Mac’s new business volume during that period totaled $1.6 billion, compared to $637.9 million during the first half of 2010.  Notably, the 2011 new business included the second quarter issuance by Rabo Agrifinance, Inc. of $300.0 million of AgVantage bonds and the first quarter issuance by Metropolitan Life Insurance Company (“MetLife”) of $500.0 million of AgVantage bonds, both of which are held on-balance sheet by Farmer Mac.  The MetLife issuance coincided with the first quarter 2011 maturity of a prior $500.0 million AgVantage bond issued by MetLife that had been held by third party investors and accounted for as an off-balance sheet guarantee by Farmer Mac.  Although the new MetLife transaction did not increase the overall level of outstanding program volume, it effectively extended the duration of the MetLife AgVantage security that had matured and provides increased future profitability due to the net interest margin earned by Farmer Mac on the new bond being greater than the guarantee fee earned on the prior off-balance sheet guarantee.  Taking into account all the new business volume for the first half of 2011 along with the maturities of AgVantage securities and the regularly scheduled principal paydown of loans, Farmer Mac’s total outstanding loans, guarantees and commitments was $12.2 billion as of June 30, 2011, effectively even with the $12.2 billion as of December 31, 2010 and an increase over the $10.8 billion outstanding as of June 30, 2010.

As of the end of second quarter 2011, Farmer Mac’s 90-day delinquencies improved compared to both the previous quarter and the prior year.  Historically, from quarter to quarter, Farmer Mac’s 90-day delinquencies have fluctuated, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the annual (January 1st) and semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans.  As of the end of second quarter 2011, 90-day delinquencies were $54.6 million (1.27 percent), down from $57.3 million (1.33 percent) as of March 31, 2011, $70.2 million (1.63 percent) as of December 31, 2010 and $56.0 million (1.30 percent) as of June 30, 2010.  Notably, as of June 30, 2011, there continued to be no 90-day delinquencies in Farmer Mac’s portfolio of ethanol facility loans, a segment of the portfolio that has included heightened levels of delinquencies for several years.

When analyzing delinquencies in its program business, Farmer Mac takes into account more than the Farmer Mac I agricultural loan delinquency percentages provided above.  The total program business includes AgVantage securities and rural utilities loans, neither of which have any delinquencies, and the USDA Guaranteed Securities and USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities, which are backed by the full faith and credit of the United States.  When these are included in the calculation, the overall level of 90-day delinquent loans in Farmer Mac’s programs as of June 30, 2011 is 0.45 percent.

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

Results of Operations

Farmer Mac’s net income available to common stockholders for second quarter 2011 was $5.2 million or $0.48 per diluted common share, compared to net income of $1.8 million or $0.17 per diluted common share for second quarter 2010.  For the six months ended June 30, 2011, Farmer Mac’s net income available to common stockholders was $23.5 million or $2.20 per diluted common share, compared to $3.6 million or $0.34 per diluted common share for the six months ended June 30, 2010.  Farmer Mac’s core earnings were $10.0 million or $0.94 per diluted common share for second quarter 2011, compared to $5.3 million or $0.50 per diluted common share for second quarter 2010.  Core earnings for the six months ended June 30, 2011 were $19.1 million or $1.79 per diluted common share, compared to $10.7 million or $1.02 per diluted common share for the six months ended June 30, 2010.

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

Reconciliation of GAAP Net Income Available to Common Stockholders to Core Earnings

	For the Three Months Ended
	June 30, 2011		June 30, 2010
		Per Diluted		Per Diluted
		Share		Share
	(in thousands, except per share amounts)

GAAP net income available to common stockholders	$5,170	$0.48	$1,824	$0.17
Less the net of tax effects of:
Unrealized losses on financial derivatives	(4,439)	(0.42)	(4,016)	(0.39)
Unrealized gains on trading assets	1,280	0.12	3,288	0.31
Amortization of premiums on assets consolidated at fair value	(1,583)	(0.15)	(2,701)	(0.25)
Recognition of deferred gains related to certain Farmer Mac II
Guaranteed Securities and USDA Guaranteed Securities	620	0.06	-	-
Net effects of settlements on agency forward contracts	(647)	(0.06)	(94)	(0.01)
Lower of cost or fair value adjustment on loans held for sale	(102)	(0.01)	58	0.01
Sub-total	(4,871)	(0.46)	(3,465)	(0.33)
Core earnings	$10,041	$0.94	$5,289	$0.50

	For the Six Months Ended
	June 30, 2011		June 30, 2010
		Per Diluted		Per Diluted
		Share		Share
	(in thousands, except per share amounts)

GAAP net income available to common stockholders	$23,493	$2.20	$3,591	$0.34
Less the net of tax effects of:
Unrealized gains/(losses) on financial derivatives	4,541	0.42	(2,129)	(0.20)
Unrealized gains on trading assets	2,132	0.20	5,476	0.52
Amortization of premiums on assets consolidated at fair value	(3,286)	(0.31)	(3,383)	(0.32)
Recognition of deferred gains related to certain Farmer Mac II
Guaranteed Securities and USDA Guaranteed Securities	2,623	0.25	-	-
Net effects of settlements on agency forward contracts	(993)	(0.09)	112	0.01
Lower of cost or fair value adjustment on loans held for sale	(627)	(0.06)	(1,420)	(0.13)
Issuance costs on the retirement of preferred stock	-	-	(5,784)	(0.56)
Sub-total	4,390	0.41	(7,128)	(0.68)
Core earnings	$19,103	$1.79	$10,719	$1.02

Farmer Mac excludes the after-tax effect of unrealized (losses)/gains resulting from changes in the fair values of financial derivatives and trading assets from core earnings.  Changes in the fair values of financial derivatives and trading assets have historically contributed significant volatility to Farmer Mac’s periodic GAAP earnings.  Consistent with that trend, for the three and six months ended June 30, 2011, Farmer Mac recorded unrealized losses of $6.8 million ($4.4 million after-tax) and unrealized gains of $7.0 million ($4.5 million after-tax), respectively, for fair value changes on its financial derivatives, compared to unrealized losses of $6.2 million ($4.0 million after-tax) and $3.3 million ($2.1 million after-tax) for the same periods in 2010, respectively.  Fair value gains on trading assets totaled $2.0 million ($1.3 million after-tax) and $3.3 million ($2.1 million after-tax) for the three and six months ended June 30, 2011, respectively, compared to gains of $5.1 million ($3.3 million after-tax) and $8.4 million ($5.5 million after-tax) for the three and six months ended June 30, 2010, respectively.  While these volatile changes in fair values of derivatives and trading assets may at times produce significant income, they may also produce significant losses.  Future changes in those values cannot be reliably predicted; however, as of June 30, 2011, the cumulative fair value of after-tax losses recorded on financial derivatives was $42.4 million.  Over time, Farmer Mac will realize in earnings the net effect of the cash settlements on its interest rate swap contracts, which may on its own produce either income or expense, but is expected to generate positive effective net spread when combined with the interest received and paid on the assets and liabilities Farmer Mac holds on its balance sheet.  This positive effective net spread will continue to build retained earnings and capital over time.  Although the unrealized fair value fluctuations experienced throughout the term of the financial derivatives will temporarily impact earnings and capital, those fluctuations are not expected to have any permanent effect if the financial derivatives are held to maturity, as is expected.

Farmer Mac also excludes from core earnings the amortization of premiums on assets consolidated at fair value.  Upon the adoption of accounting guidance on consolidation on January 1, 2010, Farmer Mac determined itself to be the primary beneficiary of VIEs where Farmer Mac held beneficial interests in trusts used as vehicles for the securitization of rural utilities loans.  Upon consolidation, Farmer Mac transferred these assets from “Farmer Mac Guaranteed Securities” to “Loans held for investment in consolidated trusts” on its condensed consolidated balance sheet.  Farmer Mac transferred these assets at their fair value, which resulted in an unamortized premium of $42.7 million.  This premium is being amortized over the contractual lives of the underlying loans.

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

At the time of transfer of the assets to Farmer Mac II LLC, Farmer Mac had after-tax unrealized gains of $7.0 million recorded in accumulated other comprehensive income related to fair value changes of Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities designated as available-for-sale.  For the three and six months ended June 30, 2011, Farmer Mac reclassified $1.0 million ($0.6 million after-tax) and $4.0 million ($2.6 million after-tax) of these gains into earnings based on the estimated remaining lives of the underlying USDA-guaranteed portions.  These gains are presented as “Other income” on the condensed consolidated statements of operations.  Farmer Mac will recognize in earnings the remainder of these deferred gains over the estimated remaining lives of the USDA-guaranteed portions.  These gains, along with the premium amortization described above, are excluded from Farmer Mac’s core earnings because they will have no economic effect on Farmer Mac’s financial performance if the assets are held to maturity, as is expected.

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

Unrealized gains and losses recorded to adjust the carrying value of loans held for sale to the lower of cost or fair value are also excluded from core earnings.  Farmer Mac recorded losses of $0.2 million ($0.1 million after-tax) and $1.0 million ($0.6 million after-tax) during the three and six months ended June 30, 2011, respectively.  During the three and six months ended June 30, 2010, Farmer Mac recorded a gain of $90,000 ($58,000 after-tax) and a loss of $2.2 million ($1.4 million after-tax), respectively.  The after-tax net effect of these gains and losses is omitted from Farmer Mac’s core earnings.

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

Net Interest Income.  Net interest income for the three and six months ended June 30, 2011 was $29.2 million and $56.2 million, respectively, compared to $21.6 million and $45.2 million, respectively, for the same periods during 2010.  Net interest income includes guarantee fees related to certain Farmer Mac Guaranteed Securities with beneficial interests owned by third party investors.  For the three and six months ended June 30, 2011, these guarantee fees resulted in an increase in net interest income of $0.8 million and $1.7 million, respectively, and a decrease in the net interest yield of 7 basis points in both periods.  For the three and six months ended June 30, 2010, these guarantee fees resulted in an increase in net interest income of $1.3 million and $2.7 million, respectively, and a decrease in the net interest yield of 18 basis points and 19 basis points, respectively.  The decrease in the net interest yield is the result of the average rate earned on guarantee fees being lower than the net interest spread earned on assets Farmer Mac purchases and holds on-balance sheet.  Excluding the impacts of these guarantee fees, the net interest yield was 127 basis points for the six months ended June 30, 2011, compared to 148 basis points for the six months ended June 30, 2010.

The following table provides information regarding interest-earning assets and funding for the six months ended June 30, 2011 and 2010.  The balance of non-accruing loans is included in the average balance of interest-earning loans and Farmer Mac Guaranteed Securities and USDA Guaranteed Securities presented, though the related income is accounted for on a cash basis.  Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly.  The balance of consolidated loans with beneficial interests owned by third parties is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities.  The interest income and expense associated with these trusts are shown net in the net effect of consolidated trusts.  The average rate earned on cash and investments reflects lower short-term market rates during the first half of 2011 compared to the first half of 2010.  The lower average rate on loans, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities during the six months ended June 30, 2011 reflects the decline in market rates reflected in the rates on loans acquired or reset during the past year.  The lower average rate on Farmer Mac’s notes payable due within one year is consistent with general trends in average short-term rates during the periods presented.  The downward trend in the average rate on notes payable due after one year reflects the retirement of older debt and the issuance of new debt at lower market rates.

	For the Six Months Ended
	June 30, 2011			June 30, 2010
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$2,357,413	$14,220	1.21%	$1,535,482	$12,873	1.68%
Loans, Farmer Mac Guaranteed Securities
and USDA Guaranteed Securities (1)	6,224,259	97,226	3.12%	4,194,011	70,980	3.38%
Total interest-earning assets	$8,581,672	$111,446	2.60%	$5,729,493	$83,853	2.93%
Funding:
Notes payable due within one year	$3,833,401	$4,700	0.25%	$3,049,991	$5,137	0.34%
Notes payable due after one year (2)	4,337,390	52,228	2.41%	2,276,958	36,240	3.18%
Total interest-bearing liabilities (3)	8,170,791	56,928	1.39%	5,326,949	41,377	1.55%
Net non-interest-bearing funding	410,881	-		402,544	-
Total funding	8,581,672	56,928	1.33%	5,729,493	41,377	1.44%
Net interest income/yield prior to
consolidation of certain trusts	8,581,672	54,518	1.27%	5,729,493	42,476	1.48%
Net effect of consolidated trusts (4)	778,047	1,713	0.44%	1,308,514	2,749	0.42%
Adjusted net interest income/yield	$9,359,719	$56,231	1.20%	$7,038,007	$45,225	1.29%

(1)	Excludes interest income of $19.5 million and $34.2 million in 2011 and 2010, respectively, related to consolidated trusts with beneficialinterests owned by third parties.
(2)	Includes current portion of long-term notes.
(3)	Excludes interest expense of $17.8 million and $31.5 million in 2011 and 2010, respectively, related to consolidated trusts with beneficialinterests owned by third parties.
(4)	Includes the effect of consolidated trusts with beneficial interests owned by third party investors.

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

	For the Six Months Ended June 30, 2011
	Compared to the Six Months Ended
	June 30, 2010
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$(18,492)	$19,839	$1,347
Loans, Farmer Mac Guaranteed Securities
and USDA Guaranteed Securities	(34,131)	60,377	26,246
Total	(52,623)	80,216	27,593
Expense from interest-bearing liabilities	(26,073)	41,624	15,551
Change in net interest income prior to
consolidation of certain trusts (1)	$(26,550)	$38,592	$12,042

(1)	Excludes the effect of consolidated trusts with beneficial interests owned by third parties.

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

Farmer Mac uses interest rate swap contracts to manage its interest rate risk exposure by modifying the interest rate reset or maturity characteristics of certain assets and liabilities.  Farmer Mac accounts for its financial derivatives as undesignated financial derivatives.  Accordingly, the Corporation records the income or expense related to financial derivatives as gains and losses on financial derivatives.  For the three months ended June 30, 2011, this increased the net interest yield by $9.3 million (42 basis points), compared to $8.7 million (60 basis points) for the three months ended June 30, 2010.  For the six months ended June 30, 2011, this increased the net interest yield by $18.3 million (43 basis points), compared to $17.1 million (60 basis points) for the six months ended June 30, 2010.

Farmer Mac’s net interest income and net interest yields for the three months ended June 30, 2011 and 2010 included the benefits of yield maintenance payments of $0.5 million (2 basis points) and $0.2 million (1 basis point), respectively.  The net interest income and net interest yields for the six months ended June 30, 2011 and 2010 included the benefits of yield maintenance payments of $0.6 million (1 basis point) and $0.3 million (1 basis point), respectively.  Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans.  Because the timing and size of these payments vary greatly, variations do not necessarily indicate positive or negative trends to gauge future financial results.

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

Farmer Mac’s net interest income and net interest yield for the three months ended June 30, 2011 and 2010 included expenses of $2.4 million (11 basis points) and $4.2 million (29 basis points), respectively, related to the amortization of the premiums described above.  The net interest income and net interest yields for the six months ended June 30, 2011 and 2010 included expenses of $5.1 million (12 basis points) and $5.2 million (18 basis points), respectively, related to this amortization.

The following table presents the net effective spread between Farmer Mac’s interest-earning assets and its net funding costs.  This spread is measured by including income or expense related to financial derivatives and subtracting yield maintenance payments and the amortization of premiums on assets consolidated at fair value.  New on-balance sheet program volume added throughout 2010 and the first half of 2011 increased Farmer Mac’s net effective spread for the three and six months ended June 30, 2011 to $21.0 million and $40.6 million, respectively, up from $15.5 million and $30.4 million, respectively, for the same periods in 2010.  However, the net yields were reduced to 0.96 percent and 0.95 percent for the three and six months ended June 30, 2011, respectively, from 1.08 percent and 1.05 percent, respectively for the same periods in 2010.  The declines in the net yields for the periods presented are mainly attributable to the addition of lower yielding assets in Farmer Mac’s liquidity investment portfolio, primarily U.S. Treasuries, which have a negative net yield but offer a source of contingent liquidity.  See Note 8 to the condensed consolidated financial statements for more information regarding net effective spread for Farmer Mac’s individual business segments.

	For the Three Months Ended				For the Six Months Ended
	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)				(dollars in thousands)
Net interest income/yield
prior to consolidation of certain trusts	$28,373	1.29%	$20,326	1.40%	$54,518	1.27%	$42,476	1.48%
Expense related to financial derivatives	(9,296)	-0.42%	(8,733)	-0.60%	(18,320)	-0.43%	(17,068)	-0.60%
Yield maintenance payments	(523)	-0.02%	(200)	-0.01%	(622)	-0.01%	(256)	-0.01%
Amortization of premiums on assets
consolidated at fair value	2,435	0.11%	4,156	0.29%	5,055	0.12%	5,204	0.18%
Net effective spread	$20,989	0.96%	$15,549	1.08%	$40,631	0.95%	$30,356	1.05%

Provision for Loan Losses.  During the three and six months ended June 30, 2011, Farmer Mac recorded provisions to its allowance for loan losses of $0.2 million and $1.4 million, respectively.  In first quarter 2011, Farmer Mac purchased two defaulted loans pursuant to the terms of an LTSPC agreement.  This resulted in the reclassification of $1.8 million of specific allowance, which had been recorded in fourth quarter 2010, from the reserve for losses to the allowance for loan losses.  The provision for loan losses for the first half of 2011 reflects this reclassification as well as a decline in estimated probable losses related to Farmer Mac’s exposure to the ethanol and dairy industries.

During the three and six months ended June 30, 2010, Farmer Mac recorded releases from its allowance for loan losses of $1.9 million and provisions of $1.0 million, respectively.  Farmer Mac also recorded recoveries of $2.2 million on a loan secured by an ethanol plant during second quarter 2010.  The provisions recorded in the first half of 2010 include the reclassification of $2.0 million from the reserve for losses to the allowance for loan losses upon adoption of the new consolidation guidance in first quarter 2010.

As of June 30, 2011, Farmer Mac’s total allowance for loan losses was $11.1 million, compared to $9.8 million as of December 31, 2010 and $9.5 million as of June 30, 2010.  See “—Risk Management—Credit Risk – Loans.”

Provision for Losses.  During the three and six months ended June 30, 2011, Farmer Mac recorded releases from its reserve for losses of $0.9 million and $2.9 million, respectively, compared to provisions of $3.0 million and $1.6 million for the three and six months ended June 30, 2010, respectively.  The releases recorded during the first half of 2011 were primarily the result of the reclassification of the $1.8 million specific allowance described above as well as a decline in estimated probable losses related to Farmer Mac’s exposure to the ethanol and dairy industries.  The provisions recorded in the first half of 2010 primarily related to Farmer Mac’s exposure to the ethanol industry on loans underlying LTSPCs, partially offset by the reclassification of $2.0 million from the reserve for losses to the allowance for loan losses described above.

As of June 30, 2011, Farmer Mac’s reserve for losses was $7.4 million, compared to $10.3 million as of December 31, 2010 and $9.5 million as of June 30, 2010.  See “—Risk Management—Credit Risk – Loans.”

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, were $6.3 million for second quarter 2011 and $12.7 million for the six months ended June 30, 2011, compared to $5.7 million for second quarter 2010 and $11.6 million for the six months ended June 30, 2010.  Guarantee and commitment fees for the three and six months ended June 30, 2011 reflect the reclassification of $0.8 million and $1.7 million, respectively, to net interest income related to Farmer Mac Guaranteed Securities previously reported as off-balance sheet as a result of the adoption of accounting guidance on consolidation.  Guarantee and commitment fees for the three and six months ended June 30, 2010 reflect the reclassification of $1.3 million and $2.7 million, respectively, to net interest income related to Farmer Mac Guaranteed Securities previously reported as off-balance sheet as a result of the adoption of accounting guidance on consolidation.

Gains and Losses on Financial Derivatives.  Farmer Mac accounts for its financial derivatives as undesignated financial derivatives and does not apply hedge accounting.  The net effect of gains and losses on financial derivatives for the three and six months ended June 30, 2011 was a net loss of $17.8 million and $13.8 million, respectively, compared to a net loss of $15.8 million and $21.6 million, respectively, for the three and six months ended June 30, 2010.  The components of losses on financial derivatives for the three and six months ended June 30, 2011 and 2010 are summarized in the following table:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands)
Realized:
Expense related to financial derivatives	$(9,297)	$(8,733)	$(18,320)	$(17,068)
Losses due to terminations or net settlements	(1,705)	(885)	(2,493)	(1,257)
Unrealized (losses)/gains due to fair value changes	(6,804)	(6,177)	7,012	(3,239)
Amortization of financial derivatives transition adjustment	-	(45)	-	(80)
Losses on financial derivatives	$(17,806)	$(15,840)	$(13,801)	$(21,644)

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

For the three and six months ended June 30, 2011 and 2010, Farmer Mac was a party to interest rate swap contracts with one related party, Zions First National Bank.  Farmer Mac realized expenses of $0.5 million and $1.0 million for the three and six months ended June 30, 2011, respectively, related to these interest rate swap contracts, compared to realized expenses of $0.8 million and $1.6 million, respectively, for the same periods in 2010.  Farmer Mac recognized unrealized losses of $0.1 million and unrealized gains of $1.6 million, for the three and six months ended June 30, 2011, respectively, compared to unrealized losses of $0.1 million and $25,000, respectively, for the same periods in 2010, due to changes in the fair value of these interest rate swap contracts.

Gains on Trading Assets.  During the three and six months ended June 30, 2011, Farmer Mac recognized gains on trading assets of $2.0 million and $3.3 million, respectively, compared to gains of $5.1 million and $8.4 million, respectively, for the same periods in 2010.  During first quarter 2010, Farmer Mac changed its primary source of valuation for its investment in the preferred stock of AgFirst Farm Credit Bank.  Taking into consideration its own recently executed trades during first quarter 2010, along with an increase in observable trading activity for this and similar securities, Farmer Mac determined that the best estimates of fair value for this security as of March 31, 2010, and continuing through June 30, 2011, were the fair values provided by an independent third party pricing service.  For the three and six months ended June 30, 2011, Farmer Mac recorded trading losses of $0.2 million and trading gains of $1.7 million, respectively, related to the change in the fair value of its investment in AgFirst Farm Credit Bank preferred stock.  For the three and six months ended June 30, 2010, Farmer Mac recorded $0.7 million and $2.2 million, respectively, of trading losses related to the change in the fair value of its investment in AgFirst Farm Credit Bank preferred stock.

During the three and six months ended June 30, 2011, Farmer Mac also recorded trading gains of $1.5 million and $0.3 million, respectively, related to the change in the fair value of the USDA Guaranteed Securities contributed to its subsidiary, Farmer Mac II LLC, which had previously been selected for the fair value option.  During the three and six months ended June 30, 2010, Farmer Mac recorded trading gains of $5.6 million and $10.6 million, respectively, related to the change in the fair value of the USDA Guaranteed Securities contributed to its subsidiary, Farmer Mac II LLC.

Of the total $2.0 million and $3.3 million of unrealized gains recognized on trading assets during the three and six months ended June 30, 2011, respectively, $1.3 million and $1.9 million, respectively, related to assets selected for the fair value option.  Of the total $5.1 million and $8.4 million of unrealized gains recognized on trading assets during the three and six months ended June 30, 2010, respectively, $4.9 million and $8.4 million, respectively, related to assets selected for the fair value option.

Farmer Mac made no fair value option elections during the three and six months ended June 30, 2011 and 2010.

Gains on Sale of Available-for-Sale Investment Securities.  During the three and six months ended June 30, 2011, Farmer Mac realized net gains of $38,000 and $0.2 million, respectively, on sales of investment securities from its available-for-sale portfolio.  During the three months ended June 30, 2010, Farmer Mac did not sell any securities from its available-for-sale portfolio, and for the six months ended June 30, 2010, Farmer Mac realized net gains of $0.2 million from the sale of investment securities from its available-for-sale portfolio.

Lower of Cost or Fair Value Adjustment on Loans Held for Sale.  During the three and six months ended June 30, 2011, Farmer Mac recorded unrealized losses of $0.2 million and $1.0 million, respectively, to adjust the carrying value of loans held for sale to their estimated fair value, compared to an unrealized gain of $0.1 million and an unrealized loss of $2.2 million, respectively, for the same periods in 2010.  The unrealized losses recorded during the first half of  2010 and continuing through the first half of 2011 were primarily the result of a larger portfolio of rural utilities loans held for sale.

Other Income.  For the three and six months ended June 30, 2011, other income totaled $1.1 million and $5.0 million, respectively, compared to $0.2 million and $1.0 million, respectively, for the same periods in 2010.  The increase in the first half of  2011 was due to the recognition of $4.0 million of gains previously deferred in accumulated other comprehensive income related to fair value changes of certain Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities contributed to Farmer Mac II LLC in January 2010.

Compensation and Employee Benefits. Compensation and employee benefits were $4.7 million and $9.2 million for the three and six months ended June 30, 2011, respectively, compared to $3.9 million and $7.4 million, respectively, for the same periods in 2010.  The increase in 2011 compared to 2010 was due to increased employee headcount, increased costs for employee insurance and higher accruals for employee incentive compensation.

General and Administrative Expenses.  General and administrative expenses, including legal, independent audit, and consulting fees, were $2.7 million and $4.9 million for the three and six months ended June 30, 2011, respectively, compared to $2.1 million and $4.6 million for the same periods in 2010.  The increase in general and administrative expenses in 2011 compared to 2010 was primarily attributable to higher accruals for rent expense during the construction period of Farmer Mac’s new office space and increased costs associated with information and technology.

Other Expense.  During first quarter 2011, Farmer Mac recorded $0.9 million of expense related to the termination of an agreement with a third-party that previously provided services related to loan and security administration for certain Farmer Mac I assets.  Farmer Mac incurred no comparable termination charge in second quarter 2011 or in prior periods.  During 2010, Farmer Mac paid $0.5 million in fees to the third-party service provider.  Farmer Mac is currently performing those services in-house and expects to continue to do so in the future.

Regulatory Fees.  Regulatory fees for the three and six months ended June 30, 2011 were $0.6 million and $1.2 million, respectively, compared to $0.6 million and $1.1 million, respectively, for the same periods in 2010.  FCA has advised Farmer Mac that its estimated fees for the federal fiscal year ending September 30, 2011 will be $2.3 million, unchanged from the federal fiscal year ended September 30, 2010.  After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.

Income Tax Expense.  Income tax expense totaled $2.5 million and $12.1 million for the three and six months ended 2011, respectively, compared to $0.8 million and $5.1 million for the same periods in 2010, respectively.  Income tax expense increased primarily due to the increase in pre-tax book income.  Farmer Mac’s effective tax rates for the three and six months ended June 30, 2011 were 18.2 percent and 25.1 percent, respectively, compared to 8.5 percent and 19.0 percent, respectively, for the same periods in 2010.  The effective tax rate varies from the statutory federal rate of 35 percent primarily due to the income attributed to the non-controlling interest in Farmer Mac II LLC, for which Farmer Mac does not accrue income tax expense and the tax benefit received from the Corporation’s dividend received deduction for both periods.

Business Volume.  During second quarter 2011, Farmer Mac added $608.1 million of new program volume in the form of:

•	purchases of $116.9 million of Farmer Mac I loans;
•	purchases of $300.0 million of Farmer Mac I AgVantage securities;
•	the placement of $53.2 million of Farmer Mac I loans under LTSPCs;
•	purchases of $99.3 million of USDA-guaranteed portions of loans;
•	purchases of $35.9 million of rural utilities loans; and
•	the guarantee of $2.8 million of AgVantage securities secured by rural utilities loans.

Farmer Mac’s outstanding program volume was $12.2 billion as of June 30, 2011, unchanged from December 31, 2010.  During the first six months of 2011, $1.6 billion of new program volume replaced principal paydowns on outstanding loans, USDA Guaranteed Securities, loans and USDA-guaranteed portions underlying Farmer Mac Guaranteed Securities, and loans underlying LTSPCs.

The following table sets forth Farmer Mac I, Farmer Mac II and Rural Utilities loan purchase, LTSPC and guarantee activities for newly originated and current seasoned loans during the periods indicated:

Farmer Mac Loan Purchases, Guarantees and LTSPCs
	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(in thousands)
Farmer Mac I:
Loans	$116,930	$98,235	$328,829	$176,183
LTSPCs	53,248	32,430	107,400	109,573
Farmer Mac Guaranteed Securities - AgVantage	300,000	-	800,000	-
Farmer Mac II:
USDA Guaranteed Securities	98,294	115,109	214,524	201,672
Farmer Mac Guaranteed Securities	981	7,953	2,004	13,678
Rural Utilities:
Loans	35,878	77,726	116,395	136,744
Farmer Mac Guaranteed Securities - AgVantage	2,796	-	2,796	-
Total purchases, guarantees and commitments	$608,127	$331,453	$1,571,948	$637,850

The outstanding principal balance of loans held, loans underlying LTSPCs and on- and off-balance sheet Farmer Mac Guaranteed Securities, and USDA Guaranteed Securities was $12.2 billion as of June 30, 2011 and December 31, 2010.  The following table sets forth information regarding those outstanding balances as of the dates indicated:

Outstanding Balance of Loans, Loans Underlying Farmer Mac
Guaranteed Securities and LTSPCs, and USDA Guaranteed Securities
	June 30,	December 31,
	2011	2010
	(in thousands)
On-balance sheet:
Farmer Mac I:
Loans	$1,171,522	$972,206
Loans held in trusts:
Beneficial interests owned by Farmer Mac	829	3,697
Beneficial interests owned by third party investors	748,843	821,411
Farmer Mac Guaranteed Securities - AgVantage	1,741,500	941,500
Farmer Mac II:
USDA Guaranteed Securities	1,343,480	1,297,439
Farmer Mac Guaranteed Securities	37,283	39,856
Rural Utilities:
Loans	451,741	339,963
Loans held in trusts:
Beneficial interests owned by Farmer Mac	393,572	400,228
Farmer Mac Guaranteed Securities - AgVantage	1,410,800	1,887,200
Total on-balance sheet	$7,299,570	$6,703,500

Off-balance sheet:
Farmer Mac I:
Farmer Mac Guaranteed Securities - AgVantage	$2,445,000	$2,945,000
LTSPCs	1,694,470	1,754,597
Farmer Mac Guaranteed Securities	696,257	750,217
Farmer Mac II:
Farmer Mac Guaranteed Securities	45,120	48,103
Rural Utilities:
Farmer Mac Guaranteed Securities - AgVantage	18,080	15,292
Total off-balance sheet	$4,898,927	$5,513,209
Total	$12,198,497	$12,216,709

Of the $12.2 billion outstanding principal balance of volume included in Farmer Mac’s three programs as of June 30, 2011, $5.6 billion are Farmer Mac Guaranteed Securities structured as AgVantage securities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Unlike business volume in the form of purchased loans and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, the Farmer Mac Guaranteed Securities structured as AgVantage securities do not pay down principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due.

The following table summarizes by maturity date the outstanding principal amount of both on and off-balance sheet AgVantage securities as of June 30, 2011.

AgVantage Balances by Year of Maturity
As of
June 30, 2011
(in thousands)

2011	$1,477,000
2012	497,000
2013	307,250
2014	860,900
2015	552,250
Thereafter	1,920,980
Total	$5,615,380

Of the AgVantage securities maturing during the second half of 2011, $1.0 billion issued by MetLife matured in July 2011 and $475.0 million issued by M&I Bank will mature in August 2011, both of which are off-balance sheet Farmer Mac guarantees.  To replace the $1.0 billion of financing that matured in July 2011, Farmer Mac purchased in July and August 2011 the following AgVantage securities issued by MetLife (1) a $500.0 million five-year AgVantage security, (2) a $150.0 million seven-year AgVantage security, and (3) a $150.0 million ten-year AgVantage security.  Farmer Mac and MetLife have also recently entered into a transaction whereby Farmer Mac will purchase a $200.0 million three-year AgVantage security issued by MetLife, which Farmer Mac anticipates will be completed by mid-August 2011.  All of these securities, totaling $1.0 billion, will be accounted for by Farmer Mac as on-balance sheet Farmer Mac Guaranteed Securities in third quarter 2011.  Although these new issuances do not increase the overall level of outstanding program volume, they provide increased future profitability due to the net interest margin earned by Farmer Mac on the new AgVantage securities being greater than the guarantee fee earned on the prior off-balance sheet guarantee.  With respect to the August 2011 maturity of the AgVantage security issued by M&I Bank, Farmer Mac does not expect the BMO Financial Group of Canada (which purchased M&I Bank during 2011) or its affiliates to issue a new AgVantage security.  That maturity will result in a reduction of the level of outstanding AgVantage securities; however, the effect on income of the maturity of an AgVantage security, particularly off-balance sheet transactions, is not necessarily proportional to the amount of the decrease in business volume.

The weighted-average ages of the Farmer Mac I newly originated and current seasoned loans purchased during second quarter 2011 and 2010 was less than one month.  Of the Farmer Mac I newly originated and current seasoned loans purchased during second quarter 2011 and 2010, 73 percent and 75 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 16.3 years and 15.0 years, respectively.

As part of fulfilling its guarantee obligations for Farmer Mac I Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90 days delinquent or in material non-monetary default at the time of purchase, out of the loan pools underlying those securities and LTSPCs, and records the purchased loans as such on its balance sheet.  The purchase price for defaulted loans purchased out of Farmer Mac I Guaranteed Securities is the current outstanding principal balance of the loan plus accrued and unpaid interest.  The purchase price for defaulted loans purchased under an LTSPC is the then-current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loans payable out of any future loan payments or liquidation proceeds as received.  The purchase price of a defaulted loan is not an indicator of the expected loss on that loan; many other factors affect expected loss, if any, on loans so purchased.  The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during second quarter 2011 and second quarter 2010 was 6.2 years and 5.6 years, respectively.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 16, 2011.

The following table presents Farmer Mac’s loan purchases of newly originated and current seasoned loans and defaulted loans purchased underlying Farmer Mac I Guaranteed Securities and LTSPCs:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(in thousands)
Farmer Mac I newly originated
and current seasoned loan purchases	$116,930	$98,235	$328,829	$176,183
Defaulted loans purchased underlying
Farmer Mac I Guaranteed Securities
owned by third party investors	-	-	1,369	2,323
Defaulted loans purchased
underlying LTSPCs	1,420	913	16,976	1,080
Total loan purchases	$118,350	$99,148	$347,174	$179,586

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

The assets of Farmer Mac II LLC will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.  As of June 30, 2011, Farmer Mac II LLC held assets with a fair value of $1.4 billion, had debt outstanding of $141.0 million, had preferred stock outstanding with a liquidation preference of $250.0 million, and had $1.0 billion of common stock outstanding held by Farmer Mac.  For more information about the formation and operations of Farmer Mac II LLC and the features of the preferred stock issued by Farmer Mac II LLC in January 2010, see Notes 3, 6 and 8 to the condensed consolidated financial statements.

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

The agricultural sector is made up of diverse industries that respond in different ways to changes in economic conditions.  Those industries often are affected differently, sometimes positively and sometimes negatively, by prevailing economic conditions, which results in cycles where one or more industries may be under stress at any one time.  These industries are also affected by commodity inventories, largely as a result of weather patterns and harvest conditions.  For example, volatility in the prices of feed grains such as corn, soybeans, and wheat continued during the first half of 2011.  The price increase of feed grains is positive for producers of these commodities but also puts pressure on the profit margins in the protein sector due to increased feed costs.

Farmer Mac’s support of the renewable energy sector is centered in ethanol production, an industry that continues to demonstrate inconsistent profitability.  Improved ethanol margins provided profit opportunities through the first half of 2011.  Federal support of this industry, in the form of an excise tax credit and an import tariff, are set to expire at the end of 2011 and it appears highly unlikely that the industry will see an extension of this support as it did at the end of 2010.  The Renewable Fuel Standard remains in place and mandates targeted use of fuel from renewable sources, most especially ethanol.  The Environmental Protection Agency approved the use of E15 (a blend of gasoline and ethanol) in vehicle model years 2001 and newer, but it is likely that the cost of implementing new fuel tanks and pumps will make adoption slow.  It is uncertain how the changes in federal support, combined with the price volatility of both corn feedstock and oil, will ultimately impact the industry.  Profit margins at the ethanol production level will likely remain relatively tight and, at times, elusive.

Conditions in the agricultural sector during the first half of 2011 continued to be more robust than the national economy in general.  However, agriculture is not completely insulated from the effects of the economic downturn and remains subject to traditional commodity price cycles, artificial influences on commodity prices such as the effect that interest rate changes have on supply and demand of commodities and their prices, and national energy policy reconsideration of ethanol tax credits and import tariffs.  In addition, producers that rely on non-farm sources of income as a significant percentage of overall income may experience stress as the weakness in the general economy persists.  Farmer Mac will continue to closely monitor developments in industries and geographic areas experiencing stress.  The cyclical credit issues related to the agricultural sector are expected to remain within Farmer Mac’s historical experience.

With respect to the agricultural operating and lending markets, recent farmland sales have reflected the continued strong profits earned by the growers of feed grains (corn, soybeans and wheat), who are most typically located in the Midwest, with land values in that geographic area rapidly increasing.  Land values outside the Midwest have also generally increased, though land that has traditionally had a value component tied to long term development uses other than agriculture has shown decline.  While this is true of agricultural land values generally, the development value impact in Farmer Mac’s agricultural loan portfolio is not significant.  Farmer Mac generally expects changes in regional farmland values to remain related to the landowner’s profitability from the commodities produced.  Volatility in demand for commodities (partially a consequence of global economic cycles) can result in volatility in land values, as the value of land used to produce a particular commodity may increase or decrease in response to perceived increases or decreases in profitability in the industry for the commodity.  A cycle of reduced demand for a particular commodity can negatively affect a producer’s profitability and ability to repay debt and also have a corresponding negative effect on land values.

Farmer Mac continues to closely monitor land value trends and the underlying economic effects within the marketplace, and to tailor underwriting practices to these conditions.  Although Farmer Mac underwrites loans with an emphasis on the borrower’s repayment capacity, it is noteworthy that the weighted average original LTV (based on original appraised value that has not been indexed to provide a current market value) for loans in the Farmer Mac I program (excluding loans pledged to secure AgVantage bonds) was approximately 55 percent as of June 30, 2011.  Farmer Mac also monitors the establishment and evolution of governmental policies and regulations that affect farmers, ranchers, and lenders, including agricultural polices contained in the current Farm Bill due to expire in 2012.  The USDA has begun gathering input in preparation for the expiration of the current Farm Bill.

Farmer Mac believes that the rural utilities sector is a strong and growing industry with significant needs for future financing over the next ten years, as capital will be needed for industry growth, modernization, and compliance with environmental regulation.  The rural utilities industry’s demand for loans tends to follow the state of the general economy.  Recently, electric consumption has been reduced, which has slowed loan demand.  Farmer Mac expects that loan demand will increase as the economy strengthens.

Additionally, much of the electrical power generated by and for rural electric cooperatives uses coal as a fuel.  The industry is expected to require additional capital as it invests in clean energy projects and demand-side management and avoids new coal-fired generating projects in response to low natural gas fuel costs and to deal with future public policy initiatives, such as carbon tax, cap and trade legislation, and clean energy incentives.  As green energy sources continue to be developed, new power transmission lines will be needed to support the development and operation of new wind and solar power plants to transfer their power from remote locations to the ultimate consumer.  These developments could lead to increased or decreased business volume for Farmer Mac in the rural utilities sector depending on how any new initiatives, legislation, or regulations are implemented and their effect on rural utilities cooperative borrowers.

In the near term, Farmer Mac expects that the majority of any new rural utilities business will be in the form of direct credit exposures to both electric distribution and generation and transmission (“G&T”) loans through purchases of those loans, rather than indirect credit exposures to those loans through AgVantage transactions.  Farmer Mac’s ability to grow the rural utilities portion of its business may be limited by Farmer Mac’s limits on borrower exposures, its overall risk tolerance, and the ability of Farmer Mac to maintain its funding costs at levels conducive to appropriately price rural utilities loans.

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

At Farmer Mac’s Annual Meeting of Stockholders on June 2, 2011, ten directors were elected to serve one-year terms, all of whom were re-elected as directors of Farmer Mac.  At its Annual Meeting of Stockholders on June 3, 2010, ten directors were elected to serve one-year terms, nine of whom were re-elected as directors of Farmer Mac and one of whom was new to Farmer Mac’s board.  As a result of the change in membership of the board of directors during second quarter 2010, Farmer Mac deconsolidated $0.4 billion of securitization transactions with a business partner that was no longer a related party (as defined by applicable accounting guidance).  For more information on Farmer Mac’s policy relating to the consolidation of VIEs, see Note 1(g) to the condensed consolidated financial statements.  For a discussion of Farmer Mac’s related party transactions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions” and Note 3 in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 16, 2011, as amended by Amendment No. 1 on Form 10-K/A filed on June 1, 2011.  See Note 1(a) to the condensed consolidated financial statements for further information.

Assets.  Total assets were $10.4 billion as of June 30, 2011, compared to $9.5 billion as of December 31, 2010.  The increase was attributable primarily to increases in loans, investment securities and Farmer Mac Guaranteed Securities.  As of June 30, 2011, Farmer Mac had $2.8 billion of loans, compared to $2.6 billion as of December 31, 2010.  As of June 30, 2011, Farmer Mac had $2.1 billion of investment securities, compared to $1.8 billion as of December 31, 2010.  As of June 30, 2011, Farmer Mac had $3.2 billion of Farmer Mac Guaranteed Securities, compared to $2.9 billion as of December 31, 2010.

Liabilities and Total Equity.  During the six months ended June 30, 2011, total liabilities increased $0.9 billion as a result of debt issued to support the growth in assets.  Total equity increased $41.7 million during the same period primarily due to increased retained earnings.

Regulatory Capital Compliance.  Farmer Mac was in compliance with its statutory minimum capital requirement and its risk-based capital standard as of June 30, 2011.  Farmer Mac is required to hold capital at the higher of its statutory minimum capital requirement and the amount required by its risk-based capital stress test.  As of June 30, 2011, Farmer Mac’s core capital totaled $484.2 million and exceeded its statutory minimum capital requirement of $321.9 million by $162.3 million.  As of December 31, 2010, Farmer Mac’s core capital totaled $460.6 million and exceeded its statutory minimum capital requirement of $301.0 million by $159.6 million.  On April 27, 2011, FCA published a final rule implementing changes to the method for calculating Farmer Mac’s risk-based capital requirement, which was effective in second quarter 2011.  As of June 30, 2011, Farmer Mac’s new risk-based capital stress test generated a risk-based capital requirement of $122.9 million.  Farmer Mac’s regulatory capital of $502.7 million exceeded that amount by approximately $379.8 million.  Farmer Mac’s risk-based capital stress test in effect prior to second quarter 2011 would have generated a risk-based capital requirement of $32.7 million as of June 30, 2011.  Farmer Mac’s regulatory capital of $502.7 million would have exceeded that amount by approximately $470.0 million.  Accumulated other comprehensive income is not a component of Farmer Mac’s core capital or regulatory capital.  For further discussion of this regulatory change and for more information, see “—Regulatory Matters.”

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

Farmer Mac generally assumes 100 percent of the credit risk on loans held and loans underlying Farmer Mac I Guaranteed Securities, LTSPCs and Farmer Mac Guaranteed Securities – Rural Utilities.  Farmer Mac has direct credit exposure on loans in non-AgVantage transactions and indirect credit exposure on AgVantage transactions, which involve a general obligation of a lender secured by qualified loans.  The credit exposure of Farmer Mac and Farmer Mac II LLC on USDA-guaranteed portions is covered by the full faith and credit of the United States.  Farmer Mac believes that the Corporation and Farmer Mac II LLC have little or no credit risk exposure to USDA-guaranteed portions because of the USDA guarantee.  As of June 30, 2011, neither Farmer Mac nor Farmer Mac II LLC had experienced  credit losses on business under the Farmer Mac II program and does not expect that the Corporation or Farmer Mac II LLC will incur any such losses in the future.

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

Farmer Mac AgVantage securities are general obligations of institutions approved by Farmer Mac and are secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  As such, all AgVantage securities are secured by current loans representing at least 100 percent of the outstanding amount of the security.  As of June 30, 2011, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future.  See “—Credit Risk – Institutional” for more information about Farmer Mac’s credit risk on AgVantage securities.

Farmer Mac has developed different underwriting standards for rural utilities loans that depend on whether direct or indirect credit exposure is assumed on a loan and whether the borrower is an electric distribution cooperative or a G&T cooperative.  As of June 30, 2011, there were no delinquencies or non-performing assets in Farmer Mac’s portfolio of rural utilities loans, which includes rural utilities loans held and rural utilities loans underlying or securing Farmer Mac Guaranteed Securities – Rural Utilities.  Farmer Mac’s direct credit exposure to rural utilities loans as of June 30, 2011 was $845.3 million, of which $816.4 million were loans to electric distribution cooperatives and $28.9 million were loans to G&T cooperatives.  Farmer Mac also had indirect credit exposure to the rural utilities loans securing Farmer Mac Guaranteed Securities – Rural Utilities structured as AgVantage securities, some of which were secured by loans to G&T cooperatives.  For more information, see “ --- Credit Risk-Institutional.”

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

The following table summarizes the components of Farmer Mac’s allowance for losses as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(in thousands)
Allowance for loan losses	$11,053	$9,803
Reserve for losses:
Off-balance sheet Farmer Mac I Guaranteed Securities	519	635
LTSPCs	6,924	9,677
Total allowance for losses	$18,496	$20,115

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for the three and six months ended June 30, 2011 and 2010:

	June 30, 2011			June 30, 2010
	Allowance		Total	Allowance		Total
	for Loan	Reserve	Allowance	for Loan	Reserve	Allowance
	Losses	for Losses	for Losses	Losses	for Losses	for Losses
	(in thousands)
For the Three Months Ended:
Beginning Balance	$11,084	$8,378	$19,462	$9,142	$6,427	$15,569
Provision for/(release of) losses	160	(935)	(775)	(1,870)	3,043	1,173
Charge-offs	(191)	-	(191)	-	-	-
Recoveries	-	-	-	2,223	-	2,223
Ending Balance	$11,053	$7,443	$18,496	$9,495	$9,470	$18,965

For the Six Months Ended:
Beginning Balance	$9,803	$10,312	$20,115	$6,292	$7,895	$14,187
Provision for/(release of) losses	1,441	(2,869)	(1,428)	980	1,575	2,555
Charge-offs	(191)	-	(191)	-	-	-
Recoveries	-	-	-	2,223	-	2,223
Ending Balance	$11,053	$7,443	$18,496	$9,495	$9,470	$18,965

During the three and six months ended June 30, 2011, Farmer Mac recorded releases from its allowance for losses of $0.8 million and $1.4 million, respectively, compared to provisions of $1.2 million and $2.6 million, respectively, for the same periods in 2010.  Farmer Mac recorded charge-offs of $0.2 million for the three and six months ended June 30, 2011, compared to no charge-offs during the same periods in 2010.  Farmer Mac had no recoveries during the first half of 2011, compared to $2.2 million of recoveries during the three and six months ended June 30, 2010.  There was no previously accrued or advanced interest on loans or Farmer Mac I Guaranteed Securities charged off in second quarter 2011 or 2010.  As of June 30, 2011, Farmer Mac’s allowance for losses totaled $18.5 million, or 43 basis points of the outstanding principal balance of loans held and loans underlying Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $20.1 million or 47 basis points as of December 31, 2010.

As of June 30, 2011, Farmer Mac’s 90-day delinquencies were $54.6 million (1.27 percent), compared to $56.0 million (1.30 percent) as of June 30, 2010.  As of June 30, 2011 there were no ethanol loans in the 90-day delinquencies, compared to $10.9 million as of June 30, 2010.  As of June 30, 2011, Farmer Mac’s non-performing assets totaled $67.3 million (1.56 percent), compared to $71.3 million (1.66 percent) as of June 30, 2010.  Loans that have been restructured were insignificant and are included within the reported 90-day delinquency and non-performing asset disclosures.  Historically, from quarter to quarter, Farmer Mac’s 90-day delinquencies and non-performing assets have fluctuated, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the annual (January 1st) and semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans.

When analyzing delinquencies in its program business, Farmer Mac takes into account more than the Farmer Mac I agricultural loan delinquency percentages provided above.  The total program business includes AgVantage securities and rural utilities loans, neither of which have any delinquencies, and the USDA Guaranteed Securities and USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities, which are backed by the full faith and credit of the United States.  When these are included in the calculation, the overall level of 90-day delinquent loans in Farmer Mac’s programs is 0.45 percent as of June 30, 2011.

As of June 30, 2011, Farmer Mac’s ethanol exposure, which includes loans held and loans subject to LTSPCs, was $212.3 million on 27 different plants, with an additional $19.8 million of undisbursed commitments.  Other than the undisbursed commitments and the servicing of troubled ethanol loans, Farmer Mac does not expect to add additional ethanol loans to its portfolio.

The following table presents historical information regarding Farmer Mac’s non-performing assets and 90-day delinquencies in the Farmer Mac I program compared to the principal balance of all Farmer Mac I loans held and loans underlying Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs:

	Outstanding
	Loans,			Less:
	Guarantees(1),	Non-		REO and
	LTSPCs	performing		Performing	90-day
	and REO	Assets	Percentage	Bankruptcies	Delinquencies	Percentage
	(dollars in thousands)
As of:
June 30, 2011	$4,315,987	$67,254	1.56%	$12,621	$54,633	1.27%
March 31, 2011	4,314,328	69,706	1.62%	12,382	57,324	1.33%
December 31, 2010	4,304,120	81,778	1.90%	11,530	70,248	1.63%
September 30, 2010	4,225,346	78,448	1.86%	13,648	64,800	1.53%
June 30, 2010	4,299,417	71,300	1.66%	15,289	56,011	1.30%
March 31, 2010	4,303,663	83,977	1.95%	13,542	70,435	1.64%
December 31, 2009	4,396,642	62,020	1.41%	12,494	49,526	1.13%
September 30, 2009	4,379,450	84,779	1.94%	25,341	59,438	1.36%
June 30, 2009	4,471,567	97,123	2.17%	54,816	42,307	0.95%

(1)	Excludes loans underlying AgVantage securities.

As of June 30, 2011, Farmer Mac individually analyzed $61.0 million of its $94.9 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values.  Farmer Mac evaluated the remaining $33.9 million of impaired assets for which updated valuations were not available in the aggregate in consideration of their similar risk characteristics and historical statistics.  As of June 30, 2011, Farmer Mac had recorded specific allowances of $7.5 million for under-collateralized assets.  As of June 30, 2011, Farmer Mac’s non-specific or general allowances were $11.0 million.

As of June 30, 2011, the weighted-average original loan-to-value ratio (“LTV”) for Farmer Mac I loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) was 54.6 percent, and the weighted-average original LTV for all non-performing assets was 55.6 percent.

The following table presents outstanding Farmer Mac I loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and non-performing assets as of June 30, 2011 by year of origination, geographic region and commodity/collateral type.

Farmer Mac I Non-performing Assets as of June 30, 2011
	Distribution of	Outstanding
	Outstanding	Loans,
	Loans,	Guarantees,	Non-	Non-
	Guarantees,	LTSPCs	performing	performing
	LTSPCs and REO	and REO (1)	Assets (2)	Asset Rate
	(dollars in thousands)
By year of origination:
Before 1997	5%	$212,117	$6,137	2.89%
1997	2%	92,632	1,609	1.74%
1998	3%	141,863	3,602	2.54%
1999	5%	195,821	3,716	1.90%
2000	2%	101,299	803	0.79%
2001	4%	186,869	7,029	3.76%
2002	6%	246,814	4,672	1.89%
2003	7%	298,537	3,273	1.10%
2004	7%	293,097	2,390	0.82%
2005	9%	373,830	2,649	0.71%
2006	10%	422,632	8,495	2.01%
2007	9%	385,728	15,622	4.05%
2008	9%	399,306	5,445	1.36%
2009	6%	261,925	1,812	0.69%
2010	10%	456,822	-	0.00%
2011	6%	246,695	-	0.00%
Total	100%	$4,315,987	$67,254	1.56%

By geographic region (1):
Northwest	18%	$768,974	$13,070	1.70%
Southwest	36%	1,578,702	13,612	0.86%
Mid-North	22%	928,976	9,222	0.99%
Mid-South	12%	502,724	10,791	2.15%
Northeast	7%	300,177	3,027	1.01%
Southeast	5%	236,434	17,532	7.42%
Total	100%	$4,315,987	$67,254	1.56%

By commodity/collateral type:
Crops	42%	$1,803,245	$22,159	1.23%
Permanent plantings	20%	843,868	26,755	3.17%
Livestock	27%	1,151,801	9,391	0.82%
Part-time farm	6%	271,357	8,298	3.06%
AgStorage and processing
(including ethanol facilities)	5%	225,254	-	0.00%
Other	0%	20,462	651	3.18%
Total	100%	$4,315,987	$67,254	1.56%

(1)	Excludes loans underlying AgVantage securities.
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

The following table presents Farmer Mac’s cumulative net credit losses relative to the cumulative original balance for all Farmer Mac I loans purchased and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) as of June 30, 2011, by year of origination, geographic region and commodity/collateral type.  The purpose of this information is to present information regarding losses relative to original Farmer Mac I purchases, guarantees and commitments.

Farmer Mac I Credit Losses Relative to all
Cumulative Original Loans, Guarantees and LTSPCs
As of June 30, 2011

	Cumulative
	Original Loans,	Cumulative	Cumulative
	Guarantees and	Net Credit	Loss
	LTSPCs	Losses	Rate
	(dollars in thousands)
By year of origination:
Before 1997	$3,452,888	$1,593	0.05%
1997	774,294	2,256	0.29%
1998	1,147,695	3,885	0.34%
1999	1,169,463	1,291	0.11%
2000	769,507	2,931	0.38%
2001	1,132,625	177	0.02%
2002	1,152,010	-	0.00%
2003	963,931	58	0.01%
2004	694,035	32	0.00%
2005	805,488	34	0.00%
2006	847,046	7,697	0.91%
2007	611,637	1,519	0.25%
2008	605,750	3,232	0.53%
2009	367,731	1,193	0.32%
2010	495,042	-	0.00%
2011	253,635	-	0.00%
Total	$15,242,777	$25,898	0.17%
By geographic region (1):
Northwest	$2,883,453	$11,028	0.38%
Southwest	5,785,779	7,421	0.13%
Mid-North	2,635,085	6,723	0.26%
Mid-South	1,407,119	(356)	-0.03%
Northeast	1,372,859	83	0.01%
Southeast	1,158,482	999	0.09%
Total	$15,242,777	$25,898	0.17%
By commodity/collateral type:
Crops	$6,209,398	$2,673	0.04%
Permanent plantings	3,390,374	9,711	0.29%
Livestock	3,908,943	3,529	0.09%
Part-time farm	1,032,438	484	0.05%
AgStorage and processing
(including ethanol facilities) (2)	555,499	9,501	1.71%
Other	146,125	-	0.00%
Total	$15,242,777	$25,898	0.17%

(1)
Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX);Northeast
(CT,DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS, SC).

(2)
Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction and, as of June 30, 2011, approximately $19.8 million of the loans were not yet disbursed by the lender.

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

Analysis of portfolio performance by geographic distribution indicates that, while commodities are the primary determinant of exposure to loss, within most commodity groups certain geographic areas allow greater economies of scale or proximity to markets than others and, consequently, result in more successful operators within the commodity group.  Likewise, certain geographic areas offer better growing conditions than others and, consequently, result in more versatile and more successful operators within a given commodity group – and the ability to switch crops among commodity groups.  As of June 30, 2011, the properties that secure Farmer Mac’s non-performing assets were not concentrated in any region of the country, and many of these borrowers have experienced reduced profit margins caused by rapidly rising operating expenses or expanding business segments followed by a decline in demand for their products.

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

Outstanding AgVantage on-balance sheet Farmer Mac I Guaranteed Securities totaled $1.7 billion and $0.9 billion as of June 30, 2011 and December 31, 2010, respectively.  Farmer Mac Guaranteed Securities – Rural Utilities structured as AgVantage transactions issued by CFC totaled $1.4 billion and $1.9 billion as of June 30, 2011 and December 31, 2010, respectively.  In addition, outstanding off-balance sheet AgVantage transactions totaled $2.5 billion and $3.0 billion as of June 30, 2011 and December 31, 2010, respectively.  See “—Business Volume” for information about off-balance sheet AgVantage securities that matured or are scheduled to mature during third quarter 2011. The following table provides information about the issuers of AgVantage securities, as well as the required collateralization levels for those transactions as of June 30, 2011 and December 31, 2010.

	June 30, 2011			December 31, 2010
		Credit	Required		Credit	Required
Counterparty	Balance	Rating	Collateralization	Balance	Rating	Collateralization
	(dollars in thousands)

MetLife (1)	$2,750,000	AA-	103%	$2,750,000	AA-	103%
CFC	1,428,880	A	100%	1,902,492	A	100%
M&I Bank (2)	475,000	A+	106%	475,000	BBB- *+	106%
Rabo Agrifinance, Inc.	900,000	N/A	106%	600,000	N/A	106%
Rabobank N.A.	50,000	N/A	106%	50,000	N/A	106%
Other (3)	11,500	N/A	111% to 120%	11,500	N/A	111% to 120%
Total outstanding	$5,615,380			$5,788,992

(1)	Includes securities issued by Metropolitan Life Insurance Company and MetLife Insurance Company of Connecticut.
(2)	M&I Bank was acquired by BMO Financial Group of Canada in second quarter 2011 whose credit rating is reflected for June 30, 2011. M&I Bank was on credit watch positive (*+) at December 31, 2010.
(3)	Consists of AgVantage securities issued by 4 different issuers.

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

Credit Risk – Other Investments.  As of June 30, 2011, Farmer Mac had $768.3 million of cash and cash equivalents and $2.1 billion of investment securities.  The management of the credit risk inherent in these investments is governed by Farmer Mac’s own policies and regulations promulgated by FCA, including dollar amount, issuer concentration, and credit quality limitations.  Those regulations can be found at 12 C.F.R. §§ 652.1-652.45 (the “Liquidity and Investment Regulations”).

In general, FCA’s Liquidity and Investment Regulations and Farmer Mac’s policies require each investment or issuer of an investment to be highly rated by a nationally-recognized statistical rating organization (“NRSRO”).  Investments in mortgage securities and asset-backed securities are required to have a rating in the highest NRSRO category.  The maximum maturity for corporate debt securities is three years and the minimum rating is required to be in one of the three highest categories.  There are investments for which a rating is not required, such as obligations of the United States or diversified investment funds regulated under the Investment Company Act of 1940.  Investments in diversified investment funds are further limited to those funds that are holding only instruments approved for direct investment by Farmer Mac.  FCA has indicated it would seek public comment at a later date regarding its use of credit ratings in its Liquidity and Investment Regulations.  For more information on these regulatory developments, see “—Regulatory Matters.”

FCA’s Liquidity and Investment Regulations and Farmer Mac’s policies also establish concentration limits, which are intended to limit exposure to any one counterparty.  FCA’s Liquidity and Investment Regulations limit Farmer Mac’s total credit exposure to any single issuer of securities and uncollateralized financial derivatives to 25 percent of the Corporation’s regulatory capital (as of June 30, 2011, 25 percent of Farmer Mac’s regulatory capital was $125.7 million).  This limitation is not applied to the obligations of the United States or to qualified investment funds.  The limitation applied to the obligations of any GSE is 100 percent of Farmer Mac’s regulatory capital.  Since June 2010, Farmer Mac’s policies applicable to new investments limited the Corporation’s total exposure to any single issuer of securities (other than GSEs and government agencies) and uncollateralized financial derivatives to 5 percent of the Corporation’s regulatory capital.

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

Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage and rural utilities loans reduce, but do not eliminate, prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected.  Those provisions require borrowers to make an additional payment when they prepay their loans so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid.  Those provisions create a disincentive to prepayment and compensate the Corporation for some of its interest rate risks.  As of June 30, 2011, 10 percent of the total outstanding balance of loans in the Farmer Mac I program where Farmer Mac either owned the loan or the beneficial interest in the underlying loan had yield maintenance provisions and 6 percent had other forms of prepayment protection (together covering 26 percent of all loans with fixed interest rates).  Of the Farmer Mac I newly originated and current seasoned loans purchased in second quarter 2011, none had yield maintenance or other forms of prepayment protection.  As of June 30, 2011, none of the USDA-guaranteed portions held or underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions; however, 9 percent contained prepayment penalties.  Of the USDA-guaranteed portions purchased in second quarter 2011, 4 percent contained various forms of prepayment penalties.  As of June 30, 2011, 70 percent of the rural utilities loans owned by Farmer Mac had yield maintenance provisions.  Of the rural utilities loans purchased in second quarter 2011, 59 percent had yield maintenance provisions.  As of June 30, 2011, all of the rural utilities loans held in trusts where Farmer Mac owned the beneficial interest in the underlying loan had yield maintenance provisions.

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

Farmer Mac’s $768.3 million of cash and cash equivalents mature within three months and are funded with discount notes having similar maturities.  As of June 30, 2011, $1.1 billion of the $2.1 billion of investment securities (54 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year.  Such securities are funded with floating rate medium-term notes or discount notes that closely match the rate adjustment dates of the associated investments.  As of June 30, 2011, Farmer Mac had outstanding discount notes of $4.4 billion, medium-term notes that mature within one year of $0.8 billion and medium-term notes that mature after one year of $3.8 billion.

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

 The following schedule summarizes the results of Farmer Mac’s MVE sensitivity analysis as of June 30, 2011 and December 31, 2010 to an immediate and instantaneous uniform or “parallel” shift in the yield curve.

	Percentage Change in MVE from Base Case
Interest Rate	June 30,	December 31,
Scenario	2011	2010

+ 300 bp	-6.3%	-1.0%
+ 200 bp	-2.4%	1.9%
+ 100 bp	-0.3%	2.6%
- 100 bp	*	*
- 200 bp	*	*
- 300 bp	*	*

* As of the date indicated, a parallel shift of the U.S. Treasury yield curve by the number of basis points indicated produced negative interest rates for portions of this curve.

As of June 30, 2011, Farmer Mac’s effective duration gap, another standard measure of interest rate risk that measures the difference between the sensitivities of assets compared to that of liabilities, was minus 0.3 months, compared to minus 1.6 months as of December 31, 2010.  This reduction in interest rate sensitivity is attributable primarily to the significant on-balance sheet program growth that occurred during the quarter.  Duration matching of those program assets and the corresponding liabilities helps maintain the correlation of cash flows and stabilize portfolio earnings even when interest rates are not stable.

Farmer Mac also calculates sensitivity of net interest income (“NII”) to changes in interest rates which represents a shorter-term measure of interest rate risk.  As of June 30, 2011, a parallel increase of 100 basis points would have decreased Farmer Mac’s NII by 9.4 percent, while a parallel decrease of 25 basis points would have decreased NII by 5.6 percent.  Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios.  As of June 30, 2011, both MVE and NII showed similar or lesser sensitivity to non-parallel shocks than to the parallel shocks.

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

As of June 30, 2011, Farmer Mac had $5.5 billion combined notional amount of interest rate and credit default swaps, with terms ranging from one to fifteen years, of which $1.7 billion were pay-fixed interest rate swaps, $3.4 billion were receive-fixed interest rate swaps, $0.3 billion were basis swaps and $30.0 million were credit default swaps.

Liquidity and Capital Resources

Farmer Mac regularly accesses the capital markets for liquidity, and Farmer Mac maintained access to the capital markets at favorable rates throughout second quarter 2011.  Standard & Poor’s recent downgrade of the credit ratings of the United States, certain GSEs and other federal agencies linked to long-term U.S. debt could have material adverse impacts on financial markets and economic conditions in the United States and throughout the world. Because of the unprecedented nature of negative credit rating actions with respect to the U.S. government obligations and related securities, the ultimate impacts on global markets and Farmer Mac’s business, financial condition and liquidity are unpredictable and may not be immediately apparent. However, Farmer Mac’s access to the capital markets at favorable rates has not been negatively affected by the ratings downgrades to date. Assuming continued access to the capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future.  Farmer Mac also has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets.  That plan involves borrowing through repurchase agreement arrangements and the sale of liquid assets.  In accordance with the calculation prescribed by FCA regulations, Farmer Mac maintains a minimum of 60 days of liquidity and a target of 90 days of liquidity.  In accordance with the methodology prescribed by those regulations, Farmer Mac maintained an average of 166 days of liquidity during second quarter 2011 and had 166 days of liquidity as of June 30, 2011.

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

Farmer Mac’s board of directors has authorized the issuance of up to $12.0 billion of discount notes and medium-term notes (of which $8.9 billion was outstanding as of June 30, 2011), subject to periodic review of the adequacy of that level relative to Farmer Mac’s borrowing requirements.  That authorization was increased from $10.0 billion to $12.0 billion in June 2011.  Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities, and liquidity investment assets in accordance with policies established by its board of directors and subject to regulations established by FCA.

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

Farmer Mac’s borrowing costs have remained at favorable levels despite continued market volatility.  Prior to 2009, Farmer Mac routinely used pay-fixed interest rate swaps, combined with a planned series of discount note issuances, as an alternative source of effectively fixed rate funding.  While the swap market may have provided favorable effectively fixed rates, interest rate swap transactions expose Farmer Mac to the risk of future widening of its own issuance spreads versus corresponding LIBOR rates.  If the spreads on the Farmer Mac discount notes were to increase relative to LIBOR, Farmer Mac would be exposed to a commensurate reduction on its net interest yield on the notional amount of its pay-fixed interest rate swaps and its LIBOR-based floating rate assets.  Conversely, if the rates on the Farmer Mac discount notes were to decrease relative to LIBOR, Farmer Mac would benefit from a commensurate increase on its net interest yield on the notional amount of its pay-fixed interest rate swaps and its LIBOR-based floating rate assets.  Further, the widespread use of pay-fixed interest rate swaps subjected the Corporation’s regulatory capital surplus to the potential adverse effects of a reduction in the fair values of those interest rate swaps.  Such a reduction occurred in the third and fourth quarters of 2008.  After September 2008, Farmer Mac systematically entered into various offsetting interest rate swaps (receive-fixed swaps) to counteract the fair value movements of the previously-existing interest rate swaps.  These transactions reduced the susceptibility of Farmer Mac’s regulatory capital surplus to changes in the fair values of its financial derivatives.  Currently, Farmer Mac uses a combination of pay-fixed interest rate swaps and receive-fixed interest rate swaps to mitigate its exposure to interest rate risk and monitors the effects of actual and potential fair value changes on its regulatory capital surplus.

Farmer Mac maintains cash and cash equivalents (including U.S. Treasury bills and other short-term money market instruments) and other investment securities that can be drawn upon for liquidity needs.  The following table presents these assets as of June 30, 2011 and December 31, 2010.

	June 30,	December 31,
	2011	2010
	(in thousands)
Cash and cash equivalents	$768,335	$729,920
Investment securities:
Guaranteed by U.S. Government and its agencies	1,162,995	929,793
Guaranteed by GSEs	481,898	405,631
Preferred stock issued by GSEs	168,317	169,524
Corporate debt securities	147,672	163,188
Asset-backed securities principally backed by Government-
guaranteed student loans	132,983	95,193
Total	$2,862,200	$2,493,249

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

Farmer Mac held $64.7 million of ARCs as of June 30, 2011, compared to $64.3 million as of December 31, 2010.  As of June 30, 2011, Farmer Mac’s carrying value of its ARCs was 87 percent of par.  The discounted carrying value reflects uncertainty regarding the ability to obtain par in the absence of any active market trading.

Capital.  See “—Balance Sheet Review—Regulatory Capital Compliance” for more information about Farmer Mac’s capital position and “—Regulatory Matters” for more information about changes to the risk-based capital stress test applicable to Farmer Mac.

Other Matters

Common Stock Dividends.  For first and second quarters 2011 and for each quarter in 2010, Farmer Mac paid a quarterly dividend of $0.05 per share on the Corporation’s Class A, Class B and Class C common stock.  On August 3, 2011, Farmer Mac’s board of directors declared a quarterly dividend of $0.05 per share on the Corporation’s common stock, payable on September 30, 2011 to shareholders of record on September 15, 2011.  Farmer Mac’s ability to pay dividends on its common stock is subject to the payment of dividends on its outstanding preferred stock.  Farmer Mac’s ability to declare and pay dividends could be restricted if it were to fail to comply with the applicable regulatory capital requirements.  See “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement levels” in Farmer Mac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 16, 2011.

Preferred Stock Dividends.  For first and second quarters 2011 and for each quarter in 2010, Farmer Mac paid a quarterly dividend of $12.50 per share on the Corporation’s Series C Preferred Stock.  On August 3, 2011, Farmer Mac’s board of directors declared a quarterly dividend of $12.50 per share on the Corporation’s Series C Preferred Stock, payable on September 30, 2011 to shareholders of record on September 15, 2011.

On January 25, 2010, all of the outstanding shares of the Corporation’s Series B preferred stock was repurchased and retired.  The price paid to repurchase the Series B Preferred Stock included accrued dividends of $8.33 per share through the purchase date.

Non-controlling Interest.  For first and second quarters 2011, Farmer Mac II LLC paid a quarterly dividend of $22.1875 per share on the company’s preferred stock.  For first and second quarters 2010, Farmer Mac II LLC paid a quarterly dividend of $16.02 per share and $22.1875 per share, respectively, on the company’s preferred stock.  Farmer Mac’s net income attributable to non-controlling interest totaled $5.5 million and $11.1 million for the three and six months ended June 30, 2011, respectively, compared to $5.5 million and $9.6 million, respectively, for the same periods in 2010.  These amounts represent the dividends paid on the Farmer Mac II LLC preferred stock held by third parties.  Farmer Mac’s income tax expense is determined based on income before income taxes less the amount of these dividends.  On August 3, 2011, Farmer Mac II LLC’s board of directors declared a quarterly dividend of $22.1875 per share on the company’s preferred stock, payable on September 30, 2011 to shareholders of record on September 15, 2011.

Regulatory Matters

In the April 27, 2011 issue of the Federal Register, FCA published a final rule (the “Final RBC 4.0 Rule”) that revises certain FCA regulations governing the risk-based capital stress test applicable to Farmer Mac.  In its announcement of the Final RBC 4.0 Rule, FCA stated that the purpose of the changes was to update the risk-based capital model to address the addition of rural utilities loans to Farmer Mac’s program authorities, to revise the existing treatment of risk mitigations of general obligations in the AgVantage structure, and to revise the treatment of counterparty risk on Farmer Mac’s non-program investments.  The Final RBC 4.0 Rule became effective during second quarter 2011.

In the supplementary information published with the final rule, FCA estimated that Farmer Mac’s risk-based capital requirement would have been $125.5 million as of December 31, 2010 had the Final RBC 4.0 Rule been in effect on that date, compared to $42.1 million under the version of the risk-based capital stress test that was in effect on December 31, 2010.  As of that date, Farmer Mac’s regulatory capital was $480.7 million.  FCA also stated in the supplementary information that its tests indicated that changes related to credit losses on rural utilities loans combined with the concentration risk adjustment to the AgVantage general obligation adjustment would have the most significant impact on the risk-based capital requirement calculated by the new model.

Farmer Mac is required to hold capital at the higher of the statutory minimum capital requirement and the amount required by the risk-based capital stress test.  As of June 30, 2011, Farmer Mac’s minimum capital requirement was $321.9 million, and Farmer Mac’s core capital level was $484.2 million, $162.3 million above the minimum capital requirement.  Based on the new risk-based capital stress test that became effective in second quarter 2011, Farmer Mac’s risk-based capital requirement as of June 30, 2011 was $122.9 million, and Farmer Mac’s regulatory capital of $502.7 million exceeded that requirement by approximately $379.8 million.  Based on the risk-based capital stress test in effect prior to second quarter 2011, Farmer Mac’s risk-based capital requirement as of June 30, 2011 would have been $32.7 million, and Farmer Mac’s regulatory capital of $502.7 million would have exceeded that requirement by approximately $470.0 million.

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

On May 11, 2011, the FCA, together with other prudential regulators, published in the Federal Register a proposed rule under the Dodd-Frank Act titled “Margin and Capital Requirements for Covered Swap Entities.”  The proposed rule provides for margin and capital requirements for non-cleared derivatives transactions among various categories of counterparties, including Farmer Mac.  Farmer Mac submitted comments during the comment period for the proposed rule, which closed on July 11, 2011.  The final rule has not yet been published.

On June 16, 2011, the FCA published in the Federal Register an advance notice of proposed rulemaking (the “ANPRM”), seeking public comment on revising Farmer Mac’s risk-based capital stress test (1) to eliminate reliance on credit ratings from NRSROs as a measure of the creditworthiness of Farmer Mac’s assets, as mandated under the Dodd-Frank Act and (2) to include a capital charge for counterparty risk related to derivatives transactions.  In addition, the ANPRM solicits comment on ways to revise Farmer Mac’s operational and strategic business planning requirements to place greater emphasis on diversity and inclusion in both Farmer Mac’s personnel as well as the borrowers and lenders who benefit from Farmer Mac’s secondary market activities.  FCA also indicated in the ANPRM that it would seek public comment at a later date regarding FCA’s use of credit ratings in the Liquidity and Investment Regulations applicable to Farmer Mac.  Farmer Mac intends to submit a comment letter on the ANPRM before the comment period closes on August 15, 2011.

Supplemental Information

The following tables present quarterly and annual information regarding loan purchases, guarantees and LTSPCs and outstanding loans, guarantees and LTSPCs.

Farmer Mac Purchases, Guarantees and LTSPCs
	Farmer Mac I		Farmer Mac II	Rural Utilities
	Loans and		and USDA	Loans and
	Guaranteed		Guaranteed	Guaranteed
	Securities	LTSPCs (1)	Securities	Securities	Total
	(in thousands)
For the quarter ended:
June 30, 2011	$416,930	$53,248	$99,275	$38,674	$608,127
March 31, 2011	711,899	54,152	117,253	80,517	963,821
December 31, 2010	474,216	128,752	102,858	543,966	1,249,792
September 30, 2010	632,270	25,416	139,667	285,242	1,082,595
June 30, 2010	98,235	32,430	123,062	77,726	331,453
March 31, 2010	77,948	77,143	92,288	59,018	306,397
December 31, 2009	86,872	108,646	94,936	16,009	306,463
September 30, 2009	40,732	37,083	76,119	553,644	707,578
June 30, 2009	37,900	22,717	96,322	900,000	1,056,939

For the year ended:
December 31, 2010	1,282,669	263,741	457,875	965,952	2,970,237
December 31, 2009	195,318	234,166	346,432	1,739,653	2,515,569

(1)	As of June 30, 2011, approximately $19.8 million of the loans underlying $555.5 million of AgStorage and processing LTSPCs (including ethanol facilities) were not yet disbursed by the lender.

Outstanding Balance of Farmer Mac Loans,
Guarantees and LTSPCs and USDA Guarantees
	Farmer Mac I		Farmer Mac II	Rural Utilities
	Loans and		and USDA	Loans and
	Guaranteed		Guaranteed	Guaranteed
	Securities	LTSPCs	Securities	Securities	Total
	(in thousands)
As of:
June 30, 2011	$6,803,951	$1,694,470	$1,425,883	$2,274,193	$12,198,497
March 31, 2011	6,485,156	1,712,791	1,402,831	2,235,522	11,836,300
December 31, 2010	6,434,031	1,754,597	1,385,398	2,642,683	12,216,709
September 30, 2010	6,059,184	1,697,578	1,365,993	2,353,453	11,476,208
June 30, 2010 (1)	5,544,091	1,739,979	1,300,945	2,173,660	10,758,675
March 31, 2010 (2)	5,444,448	1,846,244	1,237,539	2,183,576	10,711,807
December 31, 2009	5,224,768	2,165,706	1,199,798	2,130,832	10,721,104
September 30, 2009	5,227,939	2,135,445	1,141,570	2,266,592	10,771,546
June 30, 2009	5,241,145	2,181,712	1,115,025	1,819,033	10,356,915

(1)
The Loans and Guaranteed Securities and LTSPCs amounts reflect the conversion of $86.0 million of existing LTSPCs to Farmer Mac I Guaranteed Securities during second quarter 2010 at the request of a program participant.

(2)
The Loans and Guaranteed Securities and LTSPCs amounts reflect the conversion of $265.8 million ofexisting LTSPCs to Farmer Mac I Guaranteed Securities during first quarter 2010 at the request of a program participant.

Outstanding Balance of Loans Held and Loans Underlying
On-Balance Sheet Farmer Mac Guaranteed Securities and USDA Guaranteed Securities
		5-to-10-Year		Total
		ARMs &	1-Month-to-	Held in
	Fixed Rate	Resets	3 Year ARMs	Portfolio
	(in thousands)
As of:
June 30, 2011	$4,193,131	$1,198,740	$1,907,698	$7,299,569
March 31, 2011	3,835,010	1,164,567	1,893,487	6,893,064
December 31, 2010	3,662,363	1,133,871	1,907,266	6,703,500
September 30, 2010	3,006,105	1,087,714	1,883,049	5,976,868
June 30, 2010	2,269,059	1,036,781	1,885,693	5,191,533
March 31, 2010	2,365,557	1,332,369	1,820,896	5,518,822
December 31, 2009	1,923,697	723,017	1,422,403	4,069,117
September 30, 2009	2,071,801	677,593	1,382,817	4,132,211
June 30, 2009	1,673,947	646,550	1,286,126	3,606,623

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

(a)  Management’s Evaluation of Disclosure Controls and Procedures.  Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation’s periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation’s management on a timely basis to allow decisions regarding required disclosure.  Management, including Farmer Mac’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), has evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2011.

The Corporation carried out the evaluation of the effectiveness of Farmer Mac’s disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the CEO and CFO.  Based upon this evaluation, the CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2011.

(b)  Remediation of Previously Disclosed Material Weakness.  In connection with the restatement discussed in Note 1(a) to the condensed consolidated financial statements, under the direction of the CEO and CFO, management re-evaluated Farmer Mac’s disclosure controls and procedures during second quarter 2011.  Based on management’s assessment, the CEO and CFO identified a material weakness in internal control over financial reporting related to incorrect classifications of proceeds from the repayments of certain loans between operating activities and investing activities within the Corporation’s consolidated statements of cash flows.  Solely as a result of this material weakness, Farmer Mac concluded that its disclosure controls and procedures were not effective as of December 31, 2010 and for each of the quarterly periods ended March 31, 2010, June 30, 2010, September 30, 2010 and March 31, 2011.

During second quarter 2011, management implemented changes in internal control over financial reporting to remediate the material weakness related to the classifications of cash flows from certain loans within the consolidated statements of cash flows.  The Corporation conducted a comprehensive evaluation of the classifications of cash flows within its consolidated statements of cash flows, established a new policy and developed a process to report cash flows based on management’s original intent upon purchase of a loan.  Management believes that these efforts and the June 1, 2011 filing of Amendment No. 1 on Form 10-K/A for the year ended December 31, 2010 have remediated the identified material weakness.

Changes in Internal Control Over Financial Reporting. Other than noted above, there were no changes in Farmer Mac’s internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, Farmer Mac’s internal control over financial reporting.

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

During second quarter 2011, one type of transaction occurred related to Farmer Mac common stock that was not registered under the Securities Act of 1933 and not otherwise reported on a Current Report on Form 8-K.  On April 5, 2011, pursuant to Farmer Mac’s policy that permits directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 457 shares of its Class C Non-Voting Common Stock to the four directors who elected to receive such stock in lieu of their cash retainers.  The number of shares issued to the directors was calculated based on a price of $19.11 per share, which was the closing price of the Class C Non-Voting Common Stock on March 31, 2011 as reported by the New York Stock Exchange.

(b)	Not applicable.

(c)	None.

Item 3.	Defaults Upon Senior Securities

(a)	None.

(b)	None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

(a)	None.

(b)	None.

Item 6.	Exhibits

*	3.1	-	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Food, Conservation and Energy Act of 2008 (Form 10-Q filed August 12, 2008).

*	3.2	-	Amended and Restated By-Laws of the Registrant (Form 10-K filed March 16, 2011).

*	4.1	-	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.2	-	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.3	-	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.4	-	Amended and Restated Certificate of Designation of Terms and Conditions of Non-Voting Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.7 to Form 10-Q filed November 9, 2009).

†*	10.1	-	Amended and Restated 1997 Incentive Plan (Form 10-Q filed November 14, 2003).

†*	10.1.1	-	Form of stock option award agreement under 1997 Incentive Plan (Form 10-K filed March 16, 2005).

†*	10.1.2	-	2008 Omnibus Incentive Plan (Form 10-Q filed August 12, 2008).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.1.3	-	Form of SAR Agreement under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10 to Form 8-K filed June 11, 2008).

†*	10.1.4	-	Form of Restricted Stock Agreement (Officers) under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.1 to Form 8-K filed June 10, 2009).

†*	10.1.5	-	Form of Restricted Stock Agreement (Directors) under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.2 to Form 8-K filed June 10, 2009).

†*	10.2	-	Amended and Restated Employment Agreement dated as of April 1, 2011 between Michael A. Gerber and the Registrant (Form 10-Q filed May 10, 2011).

†*	10.3	-	Compiled Amended and Restated Employment Contract dated as of June 5, 2008 between Tom D. Stenson and the Registrant (Previously filed as Exhibit 10.4 to Form 10-Q filed August 12, 2008).

†*	10.4	-	Compiled Amended and Restated Employment Contract dated June 5, 2008 between Timothy L. Buzby and the Registrant (Previously filed as Exhibit 10.5 to Form 10-Q filed August 12, 2008).

†*	10.4.1	-	Amendment No. 6 to Employment Contract between Timothy L. Buzby and the Registrant, dated as of April 2, 2009 (Form 10-Q filed August 10, 2009).

10.5	-	Exhibit number reserved for future use.

†*	10.6	-	Description of compensation agreement between the Registrant and its directors (Form 10-K filed March 16, 2011).

*	10.7	-	Farmer Mac I Seller/Servicer Agreement dated as of August 7, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.8	-	Medium-Term Notes U.S. Selling Agency Agreement dated as of October 1, 1998 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.9	-	Discount Note Dealer Agreement dated as of September 18, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*#	10.10	-	ISDA Master Agreement and Credit Support Annex dated as of June 26, 1997 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.11	-
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

*	10.22
Amended and Restated Note Purchase Agreement dated as of March 24, 2011 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant (Form 10-Q filed May 10, 2011).

*	10.23
Amended, Restated and Consolidated Pledge Agreement dated as of March 24, 2011 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, U.S. Bank National Association, and the Registrant (Form 10-Q filed May 10, 2011).

*	10.24
Setoff Rights Letter Agreement dated as of March 24, 2011 between National Rural Utilities Cooperative Finance Corporation, Farmer Mac Mortgage Securities Corporation, and the Registrant (Form 10-Q filed May 10, 2011).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*	10.25
First Supplemental Note Purchase Agreement dated as of March 24, 2011 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant (Form 10-Q filed May 10, 2011).

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

*	10.29	Sublease Agreement dated as of December 6, 2010 between Mayer Brown LLP and the Registrant (Previously filed as Exhibit 10.43 to Form 10-K/A filed June 1, 2011).

*	21	-	List of the Registrant’s subsidiaries (Form 10-K filed March 16, 2010).

**	31.1	-
Certification of Chief Executive Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	-
Certification of Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	-
Certification of Chief Executive Officer and Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

August 9, 2011

By:	/s/ Michael A. Gerber
Michael A. Gerber President and Chief Executive Officer (Principal Executive Officer)

/s/ Timothy L. Buzby
Timothy L. Buzby Senior Vice President – Chief Financial Officer and Treasurer (Principal Financial Officer)