Form 10-Q
period 2011-09-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2011-11-09
CIK 845877

As filed with the Securities and Exchange Commission on November 9, 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

Commission File Number 001-14951

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
(Exact name of registrant as specified in its charter)

Federally chartered instrumentality of the United States	52-1578738
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1999 K Street, N.W. 4th Floor, Washington, DC (Address of principal executive offices)	20006 (Zip code)

(202) 872-7700
(Registrant’s telephone number, including area code)

1133 Twenty-First Street, N.W., Suite 600, Washington, DC 20036
(Registrant’s former address)

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

Yes           ☐                                No           ☒

As of November 1, 2011, the registrant had 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock and 8,825,794 shares of Class C non-voting common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

The following information concerning Farmer Mac’s interim unaudited condensed consolidated financial statements is included in this report beginning on the pages listed below:

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2011	2010
	(in thousands)
Assets:
Cash and cash equivalents	$825,014	$729,920

Investment securities:
Available-for-sale, at fair value	1,830,155	1,677,233
Trading, at fair value	82,722	86,096
Total investment securities	1,912,877	1,763,329

Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value	4,300,000	2,907,264

USDA Guaranteed Securities:
Available-for-sale, at fair value	1,193,015	1,005,679
Trading, at fair value	233,383	311,765
Total USDA Guaranteed Securities	1,426,398	1,317,444
Loans:
Loans held for sale, at lower of cost or fair value	479,690	1,212,065
Loans held for investment, at amortized cost	1,189,224	90,674
Loans held for investment in consolidated trusts, at amortized cost	1,138,317	1,265,663
Allowance for loan losses	(10,699)	(9,803)
Total loans, net of allowance	2,796,532	2,558,599

Real estate owned, at lower of cost or fair value	3,898	1,992
Financial derivatives, at fair value	46,254	41,492
Interest receivable (includes $10,650 and $22,845, respectively, related to consolidated trusts)	79,579	90,295
Guarantee and commitment fees receivable	30,247	34,752
Deferred tax asset, net	-	14,530
Prepaid expenses and other assets	9,708	20,297
Total Assets	$11,430,507	$9,479,914

Liabilities and Equity:
Liabilities:
Notes payable:
Due within one year	$5,831,259	$4,509,419
Due after one year	4,060,382	3,430,656
Total notes payable	9,891,641	7,940,075
Debt securities of consolidated trusts held by third parties	713,546	827,411
Financial derivatives, at fair value	166,633	113,687
Accrued interest payable (includes $8,248 and $14,439, respectively, related to consolidated trusts)	48,998	57,131
Guarantee and commitment obligation	26,903	30,308
Accounts payable and accrued expenses	26,863	22,113
Deferred tax liability, net	1,871	-
Reserve for losses	6,991	10,312
Total Liabilities	10,883,446	9,001,037

Commitments and Contingencies (Note 5)

Equity:
Preferred stock:
Series C, par value $1,000 per share, 100,000 shares authorized, 57,578 shares issued and outstanding	57,578	57,578
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 8,825,594 shares outstanding as of September 30, 2011 and 8,752,711 shares outstanding as of December 31, 2010	8,826	8,753
Additional paid-in capital	101,809	100,050
Accumulated other comprehensive income	85,715	18,275
Retained earnings	49,749	50,837
Total Stockholders' Equity	305,208	237,024
Non-controlling interest - preferred stock	241,853	241,853
Total Equity	547,061	478,877
Total Liabilities and Equity	$11,430,507	$9,479,914

See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$6,880	$6,430	$21,100	$19,303
Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	34,398	22,971	91,531	62,597
Loans	29,843	29,174	89,414	94,734
Total interest income	71,121	58,575	202,045	176,634
Total interest expense	39,412	33,526	114,105	106,360
Net interest income	31,709	25,049	87,940	70,274
Release of/(provision for) loan losses	349	(412)	(1,092)	(1,392)
Net interest income after release of/(provision for) loan losses	32,058	24,637	86,848	68,882

Non-interest loss:
Guarantee and commitment fees	6,148	5,977	18,855	17,606
Losses on financial derivatives	(68,567)	(6,864)	(82,368)	(28,508)
(Losses)/gains on trading assets	(3,633)	(1,722)	(354)	6,703
Gains on sale of available-for-sale investment securities	74	24	269	264
(Losses)/gains on sale of real estate owned	(4)	-	720	-
Lower of cost or fair value adjustment on loans held for sale	9,851	(906)	8,887	(3,090)
Other income	726	140	5,748	1,180
Non-interest loss	(55,405)	(3,351)	(48,243)	(5,845)

Non-interest expense:
Compensation and employee benefits	4,805	4,501	13,968	11,919
General and administrative	2,505	1,775	7,417	6,329
Regulatory fees	550	568	1,714	1,693
Real estate owned operating costs, net	142	1,189	741	1,497
(Release of)/provision for losses	(452)	105	(3,321)	1,680
Other expense	-	-	900	-
Non-interest expense	7,550	8,138	21,419	23,118
(Loss)/income before income taxes	(30,897)	13,148	17,186	39,919
Income tax (benefit)/expense	(14,131)	885	(2,075)	5,977
Net (loss)/income	(16,766)	12,263	19,261	33,942
Less: Net income attributable to non-controlling interest - preferred stock dividends	(5,547)	(5,546)	(16,641)	(15,160)
Net (loss)/income attributable to Farmer Mac	(22,313)	6,717	2,620	18,782
Preferred stock dividends	(719)	(720)	(2,159)	(3,410)
Loss on retirement of preferred stock	-	-	-	(5,784)
Net (loss)/income attributable to common stockholders	$(23,032)	$5,997	$461	$9,588

(Loss)/earnings per common share and dividends:
Basic (loss)/earnings per common share	$(2.22)	$0.58	$0.04	$0.94
Diluted (loss)/earnings per common share	$(2.22)	$0.56	$0.04	$0.91
Common stock dividends per common share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	For the Nine Months Ended
	September 30, 2011		September 30, 2010
	Shares	Amount	Shares	Amount
	(in thousands)
Preferred stock:
Balance, beginning of period	58	$57,578	58	$57,578
Issuance of Series C preferred stock	-	-	-	-
Balance, end of period	58	$57,578	58	$57,578
Common stock:
Balance, beginning of period	10,284	$10,284	10,142	$10,142
Issuance of Class C common stock	59	59	122	122
Exercise of stock options and SARs	14	14	13	13
Balance, end of period	10,357	$10,357	10,277	$10,277
Additional paid-in capital:
Balance, beginning of period		$100,050		$97,090
Stock-based compensation expense		2,254		2,187
Issuance of Class C common stock		19		33
Exercise, vesting and cancellation of stock options,
SARs and restricted stock		(514)		158
Balance, end of period		$101,809		$99,468
Retained earnings:
Balance, beginning of period		$50,837		$28,127
Net income attributable to Farmer Mac		2,620		18,782
Cash dividends:
Preferred stock, Series B ($8.33 per share)		-		(1,250)
Preferred stock, Series C ($37.50 per share)		(2,159)		(2,160)
Common stock ($0.15 per share)		(1,549)		(1,534)
Loss on retirement of preferred stock		-		(5,784)
Cumulative effect of adoption of new accounting standard, net of tax		-		2,679
Balance, end of period		$49,749		$38,860
Accumulated other comprehensive income:
Balance, beginning of period		$18,275		$3,254
Change in unrealized gain on available-for-sale securities, net of tax and reclassification adjustments		67,440		44,000
Change in unrealized gain on financial derivatives, net of tax and reclassification adjustments		-		78
Balance, end of period		$85,715		$47,332
Total Stockholders' Equity		$305,208		$253,515
Non-controlling interest:
Balance, beginning of period		$241,853		$-
Preferred stock - Farmer Mac II LLC		-		241,853
Balance, end of period		$241,853		$241,853
Total Equity		$547,061		$495,368

Comprehensive income:
Net income		$19,261		$33,942
Change in accumulated other comprehensive income, net of tax		67,440		44,078
Comprehensive income		$86,701		$78,020
Less: Comprehensive income attributable to non-controlling interest		16,641		15,160
Total comprehensive income		$70,060		$62,860

See accompanying notes to condensed consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
		(restated)
	(in thousands)
Cash flows from operating activities:
Net income	$19,261	$33,942
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Net amortization of premiums and discounts on loans, investments, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	13,923	8,421
Amortization of debt premiums, discounts and issuance costs	8,822	5,057
Net change in fair value of trading securities, financial derivatives and loans held for sale	48,538	(5,970)
Amortization of deferred gains on certain Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	(4,216)	-
Gains on the sale of available-for-sale investment securities	(269)	(264)
Gains on the sale of real estate owned	(720)	-
Total (release of)/provision for losses	(2,229)	3,072
Deferred income taxes	(20,734)	809
Stock-based compensation expense	2,254	2,188
Proceeds from repayment and sale of trading investment securities	686	586
Purchases of loans held for sale	(152,117)	(404,072)
Proceeds from repayment of loans purchased as held for sale	83,361	32,506
Net change in:
Interest receivable	10,778	(246)
Guarantee and commitment fees receivable	4,505	20,958
Other assets	2,269	642
Accrued interest payable	(8,133)	5,532
Other liabilities	2,838	(17,865)
Net cash provided by/(used in) operating activities	8,817	(314,704)
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(1,276,131)	(626,678)
Purchases of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	(2,105,473)	(1,151,375)
Purchases of loans held for investment	(398,050)	(26,367)
Purchases of defaulted loans	(21,266)	(5,317)
Proceeds from repayment of available-for-sale investment securities	675,566	213,315
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	699,263	372,862
Proceeds from repayment of loans purchased as held for investment	251,471	246,906
Proceeds from sale of available-for-sale investment securities	447,864	92,767
Proceeds from sale of trading securities - fair value option	-	5,013
Proceeds from sale of Farmer Mac Guaranteed Securities	13,869	18,860
Proceeds from sale of real estate owned	1,361	-
Net cash used in investing activities	(1,711,526)	(860,014)
Cash flows from financing activities:
Proceeds from issuance of discount notes	52,174,214	50,774,678
Proceeds from issuance of medium-term notes	1,981,109	1,977,609
Payments to redeem discount notes	(51,185,913)	(50,262,407)
Payments to redeem medium-term notes	(1,027,000)	(1,441,590)
Excess tax benefits related to stock-based awards	243	747
Payments to third parties on debt securities of consolidated trusts	(124,521)	(147,832)
Proceeds from common stock issuance	20	180
Issuance costs on retirement of preferred stock	-	(5,784)
Proceeds from preferred stock issuance - Farmer Mac II LLC	-	241,853
Retirement of Series B preferred stock	-	(144,216)
Dividends paid - non-controlling interest - preferred stock	(16,641)	(15,097)
Dividends paid on common and preferred stock	(3,708)	(4,944)
Net cash provided by financing activities	1,797,803	973,197
Net increase/(decrease) in cash and cash equivalents	95,094	(201,521)
Cash and cash equivalents at beginning of period	729,920	654,794
Cash and cash equivalents at end of period	$825,014	$453,273

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.	Accounting Policies

The interim unaudited condensed consolidated financial statements of the Federal Agricultural Mortgage Corporation (“Farmer Mac” or the “Corporation”) and subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  These interim unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Farmer Mac and subsidiaries for the interim periods presented.  Certain information and footnote disclosures normally included in the annual consolidated financial statements have been condensed or omitted as permitted by SEC rules and regulations.  On June 1, 2011, Farmer Mac filed with the SEC an amendment to its Annual Report on Form 10-K for the year ended December 31, 2010 to correct prior misclassifications of proceeds from the repayments of certain loans between operating activities and investing activities on the consolidated statements of cash flows.  These misclassifications had no impact on the net increase or decrease in cash and cash equivalents as previously reported and had no effect on Farmer Mac’s previously issued condensed consolidated interim or annual consolidated balance sheets, statements of operations or statements of equity.   See Note 1(a) for further information.  The December 31, 2010 condensed consolidated balance sheet presented in this report has been derived from the Corporation’s audited 2010 consolidated financial statements.  Management believes that the disclosures are adequate to present fairly the condensed consolidated financial statements as of the dates and for the periods presented.  These interim unaudited condensed consolidated financial statements should be read in conjunction with the 2010 consolidated financial statements of Farmer Mac and subsidiaries included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 16, 2011, as amended by Amendment No. 1 on Form 10-K/A filed on June 1, 2011.  Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year.  Below is a summary of Farmer Mac’s significant accounting policies.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Farmer Mac and its two subsidiaries: (1) Farmer Mac Mortgage Securities Corporation (“FMMSC”), whose principal activities are to facilitate the purchase and issuance of Farmer Mac Guaranteed Securities and to act as a registrant under registration statements filed with the SEC, and (2) Farmer Mac II LLC, whose principal activity is the operation of substantially all of the business related to the Farmer Mac II program – primarily the acquisition of the portions of loans (the “USDA-guaranteed portions”) guaranteed by the U.S. Department of Agriculture (“USDA”) presented as “USDA Guaranteed Securities” on the condensed consolidated balance sheets.  Farmer Mac II LLC was formed as a Delaware limited liability company on December 10, 2009.  The business operations of Farmer Mac II LLC began in January 2010.  The condensed consolidated financial statements also include the accounts of variable interest entities (“VIEs”) in which Farmer Mac determined itself to be the primary beneficiary.  See Note 2(g) for more information on consolidated VIEs.

A Farmer Mac guarantee of timely payment of principal and interest is an explicit element of the terms of all Farmer Mac Guaranteed Securities.  When Farmer Mac retains such securities in its portfolio, that guarantee is not extinguished.  For Farmer Mac Guaranteed Securities in the Corporation’s portfolio, Farmer Mac has entered into guarantee arrangements with FMMSC.  The guarantee fee rate established between Farmer Mac and FMMSC is an element in determining the fair value of these Farmer Mac Guaranteed Securities, and guarantee fees related to these securities are reflected in guarantee and commitment fees in the condensed consolidated statements of operations.  These guarantee fees totaled $2.4 million and $6.5 million for the three and nine months ended September 30, 2011, respectively, compared to $1.5 million and $4.7 million for the same periods in 2010, respectively.  The corresponding expense of FMMSC has been eliminated against interest income in consolidation.  All other inter-company balances and transactions have been eliminated in consolidation.

(a)   Cash and Cash Equivalents and Statements of Cash Flows

Farmer Mac considers highly liquid investment securities with maturities at the time of purchase of three months or less to be cash equivalents.  The carrying value of cash and cash equivalents is a reasonable estimate of their fair value.  Changes in the balance of cash and cash equivalents are reported in the condensed consolidated statements of cash flows.  The following table sets forth information regarding certain cash and non-cash transactions for the nine months ended September 30, 2011 and 2010.

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
	(in thousands)
Cash paid during the period for:
Interest	$78,598	$57,746
Income taxes	20,568	12,500
Non-cash activity:
Real estate owned acquired through loan liquidation	2,723	4,643
Loans acquired and securitized as loans held for investment in consolidated trusts	10,656	2,185
Consolidation of Farmer Mac I Guaranteed Securities from off-balance sheet to loans held for investment in consolidated trusts	10,656	1,402,556
Consolidation of Farmer Mac I Guaranteed Securities from off-balance sheet to debt securities of consolidated trusts held by third parties	10,656	1,402,556
Transfers of available-for-sale Farmer Mac I Guaranteed Securities to loans held for investment in consolidated trusts, upon the adoption of new consolidation guidance	-	5,385
Transfers of trading Farmer Mac Guaranteed Securities - Rural Utilities to loans held for investment in consolidated trusts, upon the adoption of new consolidation guidance	-	451,448
Deconsolidation of loans held for investment in consolidated trusts - transferred to off-balance sheet Farmer Mac I Guaranteed Securities	-	414,462
Deconsolidation of debt securities of consolidated trusts held by third parties - transferred to off-balance sheet Farmer Mac I Guaranteed Securities	-	414,462
Transfers of loans held for sale to loans held for investment	878,798	-

Effective January 1, 2011, Farmer Mac transferred $878.8 million of loans in the Farmer Mac I program from held for sale to held for investment because Farmer Mac no longer has the intent to securitize or sell these loans in the foreseeable future.  Farmer Mac transferred these loans at their cost, which was lower than the estimated fair value at the time of transfer.

At the time of purchase, loans are classified as either held for sale or held for investment depending upon management’s intent and ability to hold the loans for the foreseeable future.  On two occasions, once in first quarter 2009 and again in first quarter 2011, consistent with a change in management’s intent, Farmer Mac reclassified loans from one classification to the other on the balance sheet.  Prior to first quarter 2011, cash receipts from the repayment of loans were classified within the statements of cash flows consistent with the then-current balance sheet classification as opposed to the original balance sheet classification assigned based on management’s intent upon purchase of the loan, as prescribed by accounting guidance related to the statement of cash flows.  As a result of these incorrect classifications, Farmer Mac restated its previously issued interim condensed consolidated statements of cash flows for the six and nine month periods ended June 30 and September 30, 2009 and 2010, respectively, and its consolidated statements of cash flows for the years ended December 31, 2009 and 2010 by amending its Annual Report on Form 10-K for the year ended December 31, 2010, which included the interim periods, by filing Amendment No. 1 on Form 10-K/A on June 1, 2011.  The restatements impacted only the classification of items in operating activities and investing activities and had no impact on the net increase or decrease in cash and cash equivalents as previously reported and had no effect on Farmer Mac’s previously issued condensed consolidated interim or annual consolidated balance sheets, statements of operations or statements of changes in equity.

(b)  Allowance for Losses

Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held (“allowance for loan losses”) and loans underlying Long Term Standby Purchase Commitments (“LTSPCs”) and Farmer Mac Guaranteed Securities (“reserve for losses”) based on available information.  Farmer Mac’s methodology for determining the allowance for losses separately considers its portfolio segments – Farmer Mac I, Farmer Mac II, and Rural Utilities, and disaggregates its analysis, where relevant, into classes of financing receivables, which currently include loans and AgVantage securities.  Further disaggregation by commodity type is performed, where appropriate, in analyzing the need for an allowance for losses.

The allowance for losses is increased through periodic provisions for loan losses that are charged against net interest income and provisions for losses that are charged to non-interest expense and is reduced by charge-offs for actual losses, net of recoveries.  Negative provisions, or releases of allowance for losses, are generally recorded in the event that the estimate of probable losses as of the end of a period is lower than the estimate at the beginning of the period.

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

Management believes that its use of this methodology produces a reasonable estimate of probable losses, as of the balance sheet date, for all loans held in the Farmer Mac I portfolio and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs.  There were no purchases or sales during the first nine months of 2011 that materially affected the credit profile of the Farmer Mac I portfolio.

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

Rural Utilities

Farmer Mac separately evaluates the rural utilities loans it owns, as well as the lender obligations and loans underlying or securing its Farmer Mac Guaranteed Securities – Rural Utilities, including AgVantage securities, to determine if there are probable losses inherent in those assets.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is collateralized by eligible loans in an amount at least equal to the outstanding principal amount of the security.  No allowance for losses has been provided for this portfolio segment based on the credit quality of the collateral supporting rural utilities assets and Farmer Mac’s counterparty risk analysis.  As of September 30, 2011, there were no delinquencies and no probable losses inherent in Farmer Mac’s rural utilities loans held or in any Farmer Mac Guaranteed Securities – Rural Utilities.

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

A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a troubled debt restructuring (“TDR”).  Farmer Mac has granted a concession when, as a result of the restructuring, it does not expect to collect all amounts due, including interest accrued at the original contract rate.  Because the payment of principal at original maturity is primarily dependent on the value of the collateral, Farmer Mac considers the current value of the collateral in determining whether the principal will be paid.  In making its determination of whether a borrower is experiencing financial difficulties, Farmer Mac considers several factors, including (1) whether the borrower has declared or is in the process of declaring bankruptcy, (2) there is substantial doubt as to whether the borrower will continue to be a going concern, and (3) whether the borrower can obtain funds from other sources at an effective interest rate at or near a current market interest rate for debt with similar risk characteristics.  Farmer Mac evaluates TDRs similarly to other impaired loans for purposes of the allowance for losses.  For both the three and nine month periods ended September 30, 2011, the recorded investment of loans determined to be TDRs was $0.4 million, both before and after restructuring.  The provision for loan losses related to TDRs was zero and $0.1 million for the three and nine months ended September 30, 2011, respectively.

           As of September 30, 2011 and 2010, Farmer Mac’s specific allowances for losses were $7.5 million and $2.9 million, respectively.

Allowance for Losses

The following is a summary of the changes in the allowance for losses for the three and nine months ended September 30, 2011 and 2010:

	September 30, 2011			September 30, 2010
	Allowance		Total	Allowance		Total
	for Loan	Reserve	Allowance	for Loan	Reserve	Allowance
	Losses	for Losses	for Losses	Losses	for Losses	for Losses
	(in thousands)
For the Three Months Ended:
Beginning Balance	$11,053	$7,443	$18,496	$9,495	$9,470	$18,965
(Release of)/provision for losses	(349)	(452)	(801)	412	105	517
Charge-offs	(5)	-	(5)	(465)	-	(465)
Recoveries	-	-	-	-	-	-
Ending Balance	$10,699	$6,991	$17,690	$9,442	$9,575	$19,017

For the Nine Months Ended:
Beginning Balance	$9,803	$10,312	$20,115	$6,292	$7,895	$14,187
Provision for/(release of) losses	1,092	(3,321)	(2,229)	1,392	1,680	3,072
Charge-offs	(196)	-	(196)	(465)	-	(465)
Recoveries	-	-	-	2,223	-	2,223
Ending Balance	$10,699	$6,991	$17,690	$9,442	$9,575	$19,017

During third quarter 2011, Farmer Mac recorded releases from its allowance for loan losses and its reserve for losses of $0.3 million and $0.5 million, respectively.  The releases from the allowance for losses in third quarter 2011 were primarily due to a decline in estimated probable losses related to Farmer Mac’s exposure to the dairy industry.  For the nine months ended September 30, 2011, Farmer Mac recorded provisions to its allowance for loan losses of $1.1 million and releases from its reserve for losses of $3.3 million, respectively.  In first quarter 2011, Farmer Mac purchased two defaulted loans pursuant to the terms of an LTSPC agreement.  This resulted in the reclassification of $1.8 million of specific allowance, which had been recorded in fourth quarter 2010, from the reserve for losses to the allowance for loan losses.  The provision for/(release of) losses for the nine months ended September 30, 2011 reflects this reclassification as well as the decline in estimated probable losses related to Farmer Mac’s exposure to the ethanol and dairy industries.

During third quarter 2010, Farmer Mac recorded provisions to its allowance for loan losses and its reserve for losses of $0.4 million and $0.1 million, respectively.  Farmer Mac also recorded charge-offs of $0.5 million to its allowance for loan losses during third quarter 2010.  For the nine months ended September 30, 2010, Farmer Mac recorded provisions to its allowance for loan losses and its reserve for losses of $1.4 million and $1.7 million, respectively.  These amounts include the reclassification of $2.0 million from the reserve for losses to the allowance for loan losses upon adoption of new consolidation guidance in first quarter 2010.  Farmer Mac also recorded charge-offs of $0.5 million and recoveries of $2.2 million on a loan secured by an ethanol plant to its allowance for loan losses during the nine months ended September 30, 2010.

Farmer Mac’s reserve for losses for off-balance sheet Farmer Mac I Guaranteed Securities and LTSPCs as of September 30, 2011 was $0.4 million and $6.6 million, respectively, compared to $0.6 million and $9.7 million, respectively, as of December 31, 2010.

The following tables present the ending balances of Farmer Mac I loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities and the related allowance for losses by impairment method and commodity type as of September 30, 2011 and December 31, 2010 and changes in the allowance for losses for the three and nine months ended September 30, 2011.

	As of September 30, 2011
					AgStorage and
					Processing
		Permanent		Part-time	(including ethanol
	Crops	Plantings	Livestock	Farm	facilities)	Other	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$1,781,013	$809,383	$1,246,359	$244,587	$187,144	$20,318	$4,288,804
Evaluated individually for impairment	29,991	32,029	11,904	11,398	6,000	1,138	92,460
	$1,811,004	$841,412	$1,258,263	$255,985	$193,144	$21,456	$4,381,264

Allowance for Losses:
Evaluated collectively for impairment	$1,818	$1,178	$164	$781	$6,252	$7	$10,200
Evaluated individually for impairment	2,041	2,610	695	293	1,850	1	7,490
	$3,859	$3,788	$859	$1,074	$8,102	$8	$17,690

For the Three Months Ended:
Beginning balance	$3,715	$3,803	$1,774	$1,095	$8,100	$9	$18,496
Provision for/(release of) losses	144	(15)	(915)	(16)	2	(1)	(801)
Charge-offs	-	-	-	(5)	-	-	(5)
Ending balance	$3,859	$3,788	$859	$1,074	$8,102	$8	$17,690

For the Nine Months Ended:
Beginning balance	$3,572	$3,537	$2,749	$445	$9,797	$15	$20,115
Provision for/(release of) losses	463	258	(1,882)	634	(1,695)	(7)	(2,229)
Charge-offs	(176)	(7)	(8)	(5)	-	-	(196)
Ending balance	$3,859	$3,788	$859	$1,074	$8,102	$8	$17,690

	As of December 31, 2010
					AgStorage and
					Processing
		Permanent		Part-time	(including ethanol
	Crops	Plantings	Livestock	Farm	facilities)	Other	Total
	(in thousands)
Ending Balance:
Evaluated collectively for impairment	$1,699,477	$835,254	$1,130,466	$282,400	$239,933	$22,514	$4,210,044
Evaluated individually for impairment	31,903	30,221	15,992	8,745	6,790	425	94,076
	$1,731,380	$865,475	$1,146,458	$291,145	$246,723	$22,939	$4,304,120

Allowance for Losses:
Evaluated collectively for impairment	$1,499	$783	$2,236	$222	$7,947	$13	$12,700
Evaluated individually for impairment	2,073	2,754	513	223	1,850	2	7,415
	$3,572	$3,537	$2,749	$445	$9,797	$15	$20,115

Farmer Mac recognized interest income of approximately $0.7 million and $2.1 million on impaired loans during the three months and nine months ended September 30, 2011, respectively, compared to $0.6 million and $1.5 million, respectively, for the same periods in 2010.  During the three and nine months ended September 30, 2011, Farmer Mac’s average investment in impaired loans was $94.2 million and $90.9 million, respectively, compared to $125.4 million and $109.0 million, respectively, for the same periods in 2010.

The following tables present by commodity type the unpaid principal balances, recorded investment and specific allowance for losses related to impaired loans, the recorded investment in loans on nonaccrual status as of September 30, 2011 and December 31, 2010 and the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2011.

	As of September 30, 2011
					AgStorage and
					Processing
		Permanent		Part-time	(including ethanol
	Crops	Plantings	Livestock	Farm	facilities)	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$13,274	$12,046	$4,460	$3,635	$-	$970	$34,385
Unpaid principal balance	13,893	11,936	5,186	3,734	-	902	35,651

With a specific allowance:
Recorded investment	17,401	19,675	7,013	7,755	6,000	239	58,083
Unpaid principal balance	16,098	20,093	6,718	7,664	6,000	236	56,809
Associated allowance	2,041	2,610	695	293	1,850	1	7,490

Total:
Recorded investment	30,675	31,721	11,473	11,390	6,000	1,209	92,468
Unpaid principal balance	29,991	32,029	11,904	11,398	6,000	1,138	92,460
Associated allowance	2,041	2,610	695	293	1,850	1	7,490

For the Three Months Ended September 30, 2011:
Average recorded investment in impaired loans	31,639	31,299	12,371	11,511	6,158	1,207	94,185
Income recognized on impaired loans	120	480	42	63	-	-	705

For the Nine Months Ended September 30, 2011:
Average recorded investment in impaired loans	30,546	30,070	13,344	9,753	6,439	771	90,923
Income recognized on impaired loans	432	857	343	125	382	-	2,139

Recorded investment of loans on nonaccrual status:	8,389	25,475	4,532	7,464	-	-	45,860

	As of December 31, 2010
					AgStorage and
					Processing
		Permanent		Part-time	(including ethanol
	Crops	Plantings	Livestock	Farm	facilities)	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$16,015	$10,549	$6,873	$1,050	$-	$-	$34,487
Unpaid principal balance	17,274	10,895	7,087	1,072	-	-	36,328

With a specific allowance:
Recorded investment	15,414	18,949	9,052	7,788	6,839	430	58,472
Unpaid principal balance	14,630	19,326	8,905	7,672	6,790	425	57,748
Associated allowance	2,073	2,754	513	223	1,850	2	7,415

Total:
Recorded investment	31,429	29,498	15,925	8,838	6,839	430	92,959
Unpaid principal balance	31,904	30,221	15,992	8,744	6,790	425	94,076
Associated allowance	2,073	2,754	513	223	1,850	2	7,415

Recorded investment of loans on nonaccrual status:	13,828	8,793	3,267	4,380	8,796	-	39,064

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

During the three and nine months ended September 30, 2011, Farmer Mac purchased 5 defaulted loans having a cumulative unpaid principal balance of $2.9 million and 18 defaulted loans having a cumulative unpaid principal balance of $21.3 million, respectively, from pools underlying Farmer Mac I Guaranteed Securities and LTSPCs.  During the three and nine months ended September 30, 2010, Farmer Mac purchased 9 defaulted loans having a cumulative unpaid principal balance of $1.9 million and 22 defaulted loans having a cumulative unpaid principal balance of $5.3 million, respectively, from pools underlying Farmer Mac I Guaranteed Securities and LTSPCs.  The following table presents Farmer Mac’s purchases of defaulted loans underlying Farmer Mac I Guaranteed Securities and LTSPCs.

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(in thousands)
Defaulted loans purchased underlying Farmer Mac I Guaranteed Securities	$2,921	$1,133	$7,292	$3,456
Defaulted loans purchased underlying LTSPCs	-	781	13,974	1,861
Total defaulted loan purchases	$2,921	$1,914	$21,266	$5,317

Credit Quality Indicators

The following tables present credit quality indicators related to Farmer Mac I loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) as of September 30, 2011 and December 31, 2010.  Farmer Mac uses 90-day delinquency information to evaluate its credit risk exposure on these assets because historically it has been the best measure of borrower credit quality deterioration.  Most of the Farmer Mac I loans held and underlying LTSPCs and Farmer Mac I Guaranteed Securities have annual (January 1) or semi-annual (January 1 and July 1) payment dates and are supported by less frequent and less predictable revenue sources, such as the cash flows generated from the maturation of crops, sales of livestock and government farm support programs.  Taking into account the reduced frequency of payment due dates and revenue sources, Farmer Mac considers the 90-day delinquency point to be the most significant observation point when evaluating its credit risk exposure.

	As of September 30, 2011
					AgStorage and
					Processing
		Permanent		Part-time	(including ethanol
	Crops	Plantings	Livestock	Farm	facilities)	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade (1)
Grade:
Acceptable	$1,719,924	$757,635	$1,127,206	$226,887	$120,857	$19,043	$3,971,552
Other assets especially mentioned ("OAEM") (2)	49,594	27,808	74,443	10,143	45,229	1,054	208,271
Substandard (2)	41,486	55,969	56,614	18,955	27,058	1,359	201,441
Total	$1,811,004	$841,412	$1,258,263	$255,985	$193,144	$21,456	$4,381,264

Commodity analysis of past due loans (1)
Greater than 90 days	$13,265	$19,992	$4,057	$6,883	$-	$651	$44,848
In bankruptcy and REO	10,057	5,224	2,432	1,576	-	-	19,289
Total non-performing	$23,322	$25,216	$6,489	$8,459	$-	$651	$64,137

(1)
Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its Farmer Mac I portfolio, and recorded investment of past due loans.  Amounts include real estate owned, at lower of cost or fair value less estimated selling costs, of $3.9 million.

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

Concentrations of Credit Risk

The following table sets forth the commodity/collateral and geographic diversification, as well as the range of original loan-to-value ratios, for all Farmer Mac I loans held and loans underlying Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(in thousands)
By commodity/collateral type:
Crops	$1,811,004	$1,731,380
Permanent plantings	841,412	865,475
Livestock	1,258,263	1,146,458
Part-time farm	255,985	291,145
AgStorage and processing (including ethanol facilities)	193,144	246,723
Other	21,456	22,939
Total	$4,381,264	$4,304,120

By geographic region (1):
Northwest	$772,640	$660,845
Southwest	1,581,303	1,626,398
Mid-North	865,731	934,879
Mid-South	488,703	521,294
Northeast	293,047	317,715
Southeast	379,840	242,989
Total	$4,381,264	$4,304,120

By original loan-to-value ratio:
0.00% to 40.00%	$1,151,801	$1,030,580
40.01% to 50.00%	775,705	770,744
50.01% to 60.00%	1,229,912	1,246,675
60.01% to 70.00%	1,033,696	1,056,132
70.01% to 80.00%	137,745	155,363
80.01% to 90.00%	52,405	44,626
Total	$4,381,264	$4,304,120

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

(c)       Financial Derivatives

Farmer Mac enters into transactions involving financial derivatives principally to protect against risk from the effects of market price or interest rate movements on the value of certain assets, future cash flows or debt issuance, and not for trading or speculative purposes.  Farmer Mac enters into interest rate swap contracts to adjust the characteristics of its short-term debt to match more closely the cash flow and duration characteristics of its longer-term loans and other assets, and also to adjust the characteristics of its long-term debt to match more closely the cash flow and duration characteristics of its short-term assets, thereby reducing interest rate risk and often times deriving an overall lower effective cost of borrowing than would otherwise be available to Farmer Mac in the conventional debt market.  Farmer Mac also recognizes certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative.

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

The following tables summarize information related to Farmer Mac’s financial derivatives as of September 30, 2011 and December 31, 2010:

	September 30, 2011
							Weighted-
				Weighted-	Weighted-	Weighted-	Average
				Average	Average	Average	Remaining
	Notional	Fair Value		Pay	Receive	Forward	Life
	Amount	Asset	(Liability)	Rate	Rate	Price	(in years)
	(dollars in thousands)
Interest rate swaps:
Pay fixed non-callable	$2,028,155	$-	$(165,072)	3.73%	0.28%		4.45
Receive fixed non-callable	3,945,926	47,346	(707)	0.34%	1.04%		1.10
Basis swaps	462,694	-	(2,458)	0.66%	0.35%		1.47
Credit default swaps	10,000	91	-	1.00%	0.00%		0.97
Agency forwards	49,828	-	(271)			114.74
Treasury futures	3,200	-	(10)			129.77
Credit valuation adjustment	-	(1,183)	1,885
Total financial derivatives	$6,499,803	$46,254	$(166,633)

	December 31, 2010
							Weighted-
				Weighted-	Weighted-	Weighted-	Average
				Average	Average	Average	Remaining
	Notional	Fair Value		Pay	Receive	Forward	Life
	Amount	Asset	(Liability)	Rate	Rate	Price	(in years)
	(dollars in thousands)
Interest rate swaps:
Pay fixed callable	$13,144	$-	$(69)	5.11%	0.29%		7.12
Pay fixed non-callable	1,275,108	2,814	(108,503)	4.69%	0.30%		3.93
Receive fixed non-callable	2,874,534	39,551	(1,828)	0.44%	1.40%		1.70
Basis swaps	254,991	52	(3,411)	1.34%	0.38%		1.71
Credit default swaps	30,000	-	(216)	1.00%	0.00%		1.05
Agency forwards	37,336	-	(174)			101.03
Treasury futures	1,300	-	(6)			119.95
Credit valuation adjustment	-	(925)	520
Total financial derivatives	$4,486,413	$41,492	$(113,687)

In the normal course of business, collateral requirements contained in Farmer Mac’s derivative contracts are enforced by Farmer Mac and its counterparties.  Upon enforcement of the collateral requirements, the amount of collateral posted is typically based on the net fair value of all derivative contracts with the counterparty, i.e., derivative assets net of derivative liabilities at the counterparty level.  If Farmer Mac were to be in violation of certain provisions of the derivative contracts, the related counterparty could request payment or full collateralization on the derivative contracts.  As of September 30, 2011, the fair value of Farmer Mac’s derivatives in a net liability position at the counterparty level, which includes accrued interest but excludes any adjustment for nonperformance risk, was $129.7 million.  As of September 30, 2011, Farmer Mac posted cash of $1.7 million and investment securities that the counterparty is contractually prohibited from selling or repledging with a fair value of $39.8 million as collateral for its derivatives in net liability positions.  Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets.  The investment securities posted as collateral are included in the investment securities balances on the condensed consolidated balance sheets.  If Farmer Mac had breached certain provisions of the derivative contracts as of September 30, 2011, it could have been required to settle its obligations under the agreements or post additional collateral of $88.2 million.

The following table summarizes the effects of Farmer Mac’s financial derivatives on the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010:

	Losses on Financial Derivatives
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in thousands)

Interest rate swaps	$(65,136)	$(5,243)	$(76,857)	$(24,634)
Agency forwards	(3,052)	(1,089)	(5,053)	(3,026)
Treasury futures	(512)	(96)	(538)	(737)
Credit default swaps	133	(396)	80	9
	(68,567)	(6,824)	(82,368)	(28,388)
Amortization of derivatives transition adjustment	-	(40)	-	(120)
Total	$(68,567)	$(6,864)	$(82,368)	$(28,508)

As of September 30, 2011, Farmer Mac had outstanding basis swaps with Zions First National Bank, a related party, with a total notional amount of $72.7 million and a fair value of $(2.0) million, compared to $85.0 million and $(3.4) million, respectively, as of December 31, 2010.  Under the terms of those basis swaps, Farmer Mac pays Constant Maturity Treasury-based rates and receives LIBOR.  Those swaps economically hedge most of the interest rate basis risk related to loans Farmer Mac purchases that pay a Constant Maturity Treasury based-rate and the discount notes Farmer Mac issues to fund the loan purchases (the pricing of discount notes is closely correlated to LIBOR rates).  Farmer Mac recorded unrealized losses of $0.2 million and unrealized gains of $1.4 million on those outstanding basis swaps for the three and nine months ended September 30, 2011, respectively, compared to unrealized gains of $0.1 million and $32,000, respectively, for the same periods in 2010.

(d)       (Loss)/Earnings Per Common Share

Basic (loss)/earnings per common share is based on the weighted-average number of shares of common stock outstanding.  Diluted (loss)/earnings per common share is based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options, stock appreciation rights (“SARs”) and non-vested restricted stock awards.  The following schedule reconciles basic and diluted (loss)/earnings per common share (“EPS”) for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months Ended
	September 30, 2011			September 30, 2010
	Net		$ per	Net		$ per
	Loss	Shares	Share	Income	Shares	Share
	(in thousands, except per share amounts)
Basic EPS
Net (loss)/income attributable to common stockholders	$(23,032)	10,354	$(2.22)	$5,997	10,277	$0.58
Effect of dilutive securities(1):
Stock options, SARs and restricted stock		-	-		388	(0.02)
Diluted EPS	$(23,032)	10,354	$(2.22)	$5,997	10,665	$0.56

(1)
For the three months ended September 30, 2011 and 2010, stock options and SARs of 1,294,066 and 1,354,800, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive.  For the three months ended September 30, 2011 and 2010, contingent shares of non-vested restricted stock of 196,076 and 126,000, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive or the performance conditions were not met.

	For the Nine Months Ended
	September 30, 2011			September 30, 2010
	Net		$ per	Net		$ per
	Income	Shares	Share	Income	Shares	Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$461	10,328	$0.04	$9,588	10,211	$0.94
Effect of dilutive securities(1):
Stock options, SARs and restricted stock		387	-		365	(0.03)
Diluted EPS	$461	10,715	$0.04	$9,588	10,576	$0.91

(1)
For the nine months ended September 30, 2011 and 2010, stock options and SARs of 685,921 and 1,528,938, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive.  For the nine months ended September 30, 2011 and 2010, contingent shares of non-vested restricted stock of 150,353 and 111,500, respectively, were outstanding but not included in the computation of diluted earnings per share because the performance conditions were not met.

(e)       Stock-Based Compensation

Farmer Mac’s 2008 Omnibus Incentive Compensation Plan authorizes the grants of restricted stock, stock options and SARs, among other alternative forms of equity-based compensation, to directors, officers and other employees.  SARs awarded to officers and employees vest annually in thirds.  If not exercised or terminated earlier due to the termination of employment, SARs granted to officers or employees expire after ten years.  For all SARs granted, the exercise price is equal to the closing price of Farmer Mac’s Class C non-voting common stock on the date of grant.  There were no stock-based awards granted during third quarter 2011.  SARs granted to officers in 2011 have an exercise price of $18.77 per share.  As of September 30, 2011, there were no outstanding SARs awarded to directors.  Restricted stock awarded to directors during 2011 vests fully on March 31, 2012, approximately one year after grant.  Restricted stock awarded to officers during 2011 vests after approximately three years and only vests if certain performance conditions are met.  Restricted stock awards granted to both directors and officers are not issued until full vesting occurs.

For the three and nine months ended September 30, 2011, Farmer Mac recognized $0.8 million and $2.3 million, respectively, of compensation expense related to stock options, SARs and restricted stock, compared to $0.7 million and $2.2 million, respectively, for the same periods in 2010.

The following tables summarize activity related to stock options, SARs and non-vested restricted stock awards for the three and nine months ended September 30, 2011 and 2010:

	September 30, 2011		September 30, 2010
	Stock	Weighted-	Stock	Weighted-
	Options	Average	Options	Average
	and	Exercise	and	Exercise
	SARs	Price	SARs	Price
For the Three Months Ended:
Outstanding, beginning of period	1,328,900	$18.57	1,923,050	$21.53
Granted	-	-	-	-
Exercised	(26,334)	6.88	-	-
Canceled	(8,500)	28.81	(48,250)	25.43
Outstanding, end of period	1,294,066	$18.74	1,874,800	$21.43
For the Nine Months Ended:
Outstanding, beginning of period	1,924,133	$21.16	1,799,465	$22.68
Granted	113,000	18.77	247,000	12.20
Exercised	(32,001)	6.99	(21,331)	13.15
Canceled	(711,066)	25.83	(150,334)	22.34
Outstanding, end of period	1,294,066	$18.74	1,874,800	$21.43

Options and SARs exercisable at end of period	914,743	$21.12	1,440,211	$24.53

	September 30, 2011		September 30, 2010
		Weighted-		Weighted-
	Non-vested	Average	Non-vested	Average
	Restricted	Grant-date	Restricted	Grant-date
	Stock	Fair Value	Stock	Fair Value
For the Three Months Ended:
Outstanding, beginning of period	199,060	$12.25	181,986	$9.66
Granted	-	-	-	-
Canceled	(2,003)	18.77	-	-
Vested and issued	(981)	18.77	-	-
Outstanding, end of period	196,076	$12.15	181,986	$9.66
For the Nine Months Ended:
Outstanding, beginning of period	182,609	$9.63	200,548	$5.93
Granted	73,060	18.77	111,085	12.28
Canceled	(2,003)	18.77	(11,599)	8.15
Vested and issued	(57,590)	12.33	(118,048)	5.93
Outstanding, end of period	196,076	$12.15	181,986	$9.66

The cancellations of stock options, SARs and non-vested restricted stock during the first nine months of 2011 were due to non-vested restricted stock and unvested SARs terminating in accordance with the provisions of the applicable plans upon director and employee departures from Farmer Mac and vested stock options terminating unexercised on their expiration dates.

For the three and nine months ended September 30, 2011 the adjustment to additional paid-in capital from exercises or expiration of stock options and SARs and the vesting or expiration of restricted stock was $(0.1) million and $(0.5) million, respectively, compared to $(0.1) million and $0.2 million for the three and nine months ended September 30, 2010.  The reduction of income taxes to be paid as a result of the deduction for exercises of stock options and SARs was $0.5 million for the nine months ended September 30, 2011.  The reduction of income taxes to be paid as a result of the deduction for exercises of stock options and SARs and the vesting or accelerated tax elections of restricted stock was $0.9 million for nine months ended September 30, 2010.

The following tables summarize information regarding stock options, SARs and non-vested restricted stock outstanding as of September 30, 2011:

	Outstanding		Exercisable		Vested or Expected to Vest
		Weighted-		Weighted-		Weighted-
	Stock	Average	Stock	Average	Stock	Average
Range of	Options	Remaining	Options	Remaining	Options	Remaining
Exercise	and	Contractual	and	Contractual	and	Contractual
Prices	SARs	Life	SARs	Life	SARs	Life

$5.00 - $ 9.99	236,999	7.5 years	172,004	7.5 years	227,500	7.5 years
10.00 - 14.99	300,333	8.6 years	99,005	8.6 years	272,863	8.6 years
15.00 - 19.99	163,786	7.5 years	50,786	2.9 years	155,876	7.4 years
20.00 - 24.99	168,789	3.5 years	168,789	3.5 years	168,789	3.5 years
25.00 - 29.99	400,159	4.0 years	400,159	4.0 years	400,159	4.0 years
30.00 - 34.99	24,000	6.0 years	24,000	6.0 years	24,000	6.0 years
	1,294,066		914,743		1,249,187

	Outstanding		Expected to Vest
		Weighted-		Weighted-
Weighted-		Average		Average
Average	Nonvested	Remaining	Nonvested	Remaining
Grant-Date	Restricted	Contractual	Restricted	Contractual
Fair Value	Stock	Life	Stock	Life

$5.00 - $ 9.99	75,000	0.5 years	67,500	0.5 years
10.00 - 14.99	51,000	1.5 years	45,900	1.5 years
15.00 - 19.99	70,076	1.3 years	60,577	1.4 years
	196,076		173,977

The weighted-average grant date fair value of SARs granted during the first nine months of 2011 and 2010 was $13.75 and $8.31 per share, respectively. The fair values for SARs were estimated using the Black-Scholes option pricing model based on the following assumptions:

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

Farmer Mac’s assessment of the significance of the input to the fair value measurement requires judgment, and considers factors specific to the financial instrument.  Both observable and unobservable inputs may be used to determine the fair value of positions that Farmer Mac has classified within the level 3 category.  As a result, the unrealized gains and losses for assets and liabilities within the level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in projected mortgage prepayment rates) inputs.

See Note 7 for more information regarding fair value measurement.

(g)  Consolidation of Variable Interest Entities

Farmer Mac has interests in various entities that are considered to be VIEs.  These interests include investments in securities issued by VIEs, such as Farmer Mac agricultural mortgage-backed securities created pursuant to Farmer Mac’s securitization transactions and mortgage and asset-backed trusts that Farmer Mac did not create.  Effective January 1, 2010, Farmer Mac adopted two new accounting standards that eliminated the concept of qualifying special purpose entities (“QSPEs”) and amended the accounting for transfers of financial assets and the consolidation model for VIEs.  All formerly designated QSPEs were evaluated for consolidation in accordance with the new consolidation model, which changed the method of analyzing which party to a VIE should consolidate the VIE.  The consolidation model uses a qualitative evaluation that requires consolidation of an entity when the reporting enterprise both (1) has the power to direct matters which significantly impact the activities and success of the entity, and (2) has exposure to benefits and/or losses that could potentially be significant to the entity.  The reporting enterprise that meets both these conditions is deemed the primary beneficiary of the VIE.

The consolidation standard requires the incremental assets and liabilities consolidated upon adoption to initially be reported at their carrying amounts.  Carrying amount refers to the amount at which the assets and liabilities would have been carried in the consolidated financial statements if the new guidance had been effective when Farmer Mac first met the conditions to be the primary beneficiary of the VIE.  If determining the carrying amounts is not practicable, the assets and liabilities of the VIE shall be measured at fair value at the date the new standards first apply.  For the outstanding trusts consolidated effective January 1, 2010, Farmer Mac initially recorded the assets and liabilities on the consolidated balance sheet at their carrying amounts, adjusted, where applicable, for fair value option elections that had been made previously.  Accrued interest and allowance for losses have also been recognized as appropriate.

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

For those trusts for which Farmer Mac is the primary beneficiary, the assets and liabilities are presented on the condensed consolidated balance sheet as “Loans held for investment in consolidated trusts” and “Debt securities of consolidated trusts held by third parties,” respectively.  These assets can only be used to satisfy the obligations of the related trust.

For those trusts where Farmer Mac has a variable interest but has not been determined to be the primary beneficiary, Farmer Mac’s interests are presented as either “Farmer Mac Guaranteed Securities” or “Investment securities” on the condensed consolidated balance sheets.  Farmer Mac’s involvement in on-balance sheet VIEs classified as Farmer Mac Guaranteed Securities include securitization trusts under the Farmer Mac II program and trusts related to AgVantage securities.  In the case of Farmer Mac II trusts, Farmer Mac was not determined to be the primary beneficiary because it does not have the decision-making power over default mitigation activities.  For the AgVantage trusts, Farmer Mac currently does not have the power to direct the activities that have the most significant economic impact to the trust unless, as guarantor, there is a default by the issuer of the trust securities.  Should there be a default, Farmer Mac would reassess whether it is the primary beneficiary of those trusts.  For VIEs classified as investment securities, which include auction-rate certificates, asset-backed securities and GSE-guaranteed mortgage-backed securities, Farmer Mac was determined not to be the primary beneficiary because of the lack of voting rights or other powers to direct the activities of the trust.  As of September 30, 2011, these Farmer Mac Guaranteed Securities trusts and investment securities trusts have carrying amounts on the condensed consolidated balance sheet totaling $67.6 million and $857.5 million, respectively, which is Farmer Mac’s maximum exposure to loss.  In addition, Farmer Mac has a variable interest in off-balance sheet VIEs, which include a guarantee of timely payment of principal and interest, totaling $1.7 billion as of September 30, 2011.

(h)       New Accounting Standards

Troubled Debt Restructurings

In January 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (discussed below).  The effective date of the new disclosures about troubled debt restructurings was delayed to coordinate the disclosures with the FASB project on determining what constitutes a troubled debt restructuring.  In April 2011, the FASB completed that project and issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  ASU 2011-02 states that a troubled debt restructuring exists when a creditor concludes that both the restructuring constitutes a concession and the debtor is experiencing financial difficulties and clarifies the guidance on evaluating these criteria.  ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption (i.e., for Farmer Mac, it was effective for third quarter 2011 reporting).  The troubled debt restructuring disclosures in ASU 2010-20 also were effective in third quarter 2011.  Adoption of these standards did not have a significant impact on the Corporation’s financial position, results of operations or cash flows.

Fair Value Measurement and Disclosure

On May 12, 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which provides converged guidance on how to measure fair value and on what disclosures to provide about fair value measurements.  The new guidance is largely consistent with existing fair value measurement principles, but expands existing disclosure requirements for fair value measurement.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  Farmer Mac does not expect the adoption of the new accounting guidance to have a material effect on Farmer Mac’s financial position, results of operations, cash flows or its fair value disclosures.

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

(i)       Reclassifications

Certain reclassifications of prior period information were made to conform to the current period presentation.

Note 2.	Investment Securities

The following tables present the amortized cost and estimated fair values of Farmer Mac’s investments as of September 30, 2011 and December 31, 2010.

	September 30, 2011
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$74,100	$-	$(11,857)	$62,243
Floating rate asset-backed securities	174,881	312	(66)	175,127
Floating rate corporate debt securities	52,127	89	(218)	51,998
Fixed rate corporate debt securities	33,927	6	(13)	33,920
Floating rate Government/GSE guaranteed mortgage-backed securities	609,543	5,183	(180)	614,546
Fixed rate GSE guaranteed mortgage-backed securities	3,567	300	-	3,867
Floating rate GSE subordinated debt	70,000	-	(7,251)	62,749
Fixed rate GSE preferred stock	79,751	3,558	-	83,309
Fixed rate senior agency debt	162,959	15	(2)	162,972
Fixed rate U.S. Treasuries	578,997	433	(6)	579,424
Total available-for-sale	1,839,852	9,896	(19,593)	1,830,155

Trading:
Floating rate asset-backed securities	5,275	-	(3,512)	1,763
Fixed rate GSE preferred stock	83,179	-	(2,220)	80,959
Total trading	88,454	-	(5,732)	82,722
Total investment securities	$1,928,306	$9,896	$(25,325)	$1,912,877

	December 31, 2010
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$74,100	$-	$(9,765)	$64,335
Floating rate asset-backed securities	29,437	24	(3)	29,458
Floating rate corporate debt securities	162,891	422	(125)	163,188
Floating rate Government/GSE guaranteed mortgage-backed securities	573,288	4,173	(681)	576,780
Fixed rate GSE guaranteed mortgage-backed securities	4,525	296	-	4,821
Floating rate GSE subordinated debt	70,000	-	(14,671)	55,329
Fixed rate GSE preferred stock	80,001	4,827	-	84,828
Fixed rate senior agency debt	5,500	-	-	5,500
Fixed rate U.S. Treasuries	692,808	232	(46)	692,994
Total available-for-sale	1,692,550	9,974	(25,291)	1,677,233

Trading:
Floating rate asset-backed securities	5,961	-	(4,561)	1,400
Fixed rate GSE preferred stock	83,813	883	-	84,696
Total trading	89,774	883	(4,561)	86,096
Total investment securities	$1,782,324	$10,857	$(29,852)	$1,763,329

During the three and nine months ended September 30, 2011 and 2010, Farmer Mac did not recognize in earnings any other-than-temporary impairment charges.

During the three months ended September 30, 2011, Farmer Mac received proceeds of $294.7 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $84,000 and gross realized losses of $10,000.  During the nine months ended September 30, 2011, Farmer Mac received proceeds of $447.9 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $279,000 and gross realized losses of $10,000.  During the three months ended September 30, 2010, Farmer Mac received $23.6 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $26,000 and gross realized losses of $2,000.  During the nine months ended September 30, 2010, Farmer Mac received proceeds of $92.8 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $0.5 million and gross realized losses of $0.2 million.

As of September 30, 2011 and December 31, 2010, unrealized losses on available-for-sale investment securities were as follows:

	September 30, 2011
	Available-for-Sale Securities
	Unrealized loss position for		Unrealized loss position for
	less than 12 months		more than 12 months
		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss
	(in thousands)

Floating rate corporate debt securities	$24,013	$(218)	$-	$-
Fixed rate corporate debt securities	18,616	(13)	-	-
Floating rate asset-backed securities	57,100	(66)	-	-
Floating rate auction-rate certificates backed by Government guaranteed student loans	-	-	62,243	(11,857)
Floating rate Government/GSE guaranteed mortgage-backed securities	88,524	(137)	15,734	(43)
Floating rate GSE subordinated debt	-	-	62,749	(7,251)
Fixed rate senior agency debt	12,998	(2)	-	-
Fixed rate U.S. Treasuries	50,192	(6)	-	-
Total	$251,443	$(442)	$140,726	$(19,151)

	December 31, 2010
	Available-for-Sale Securities
	Unrealized loss position for		Unrealized loss position for
	less than 12 months		more than 12 months
		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss
	(in thousands)

Floating rate corporate debt securities	$-	$-	$99,874	$(125)
Floating rate asset-backed securities	-	-	2,779	(3)
Floating rate auction-rate certificates backed by Government guaranteed student loans	-	-	64,335	(9,765)
Floating rate Government/GSE guaranteed mortgage-backed securities	159,294	(587)	4,138	(94)
Floating rate GSE subordinated debt	-	-	55,329	(14,671)
Fixed rate U.S. Treasuries	163,026	(46)	-	-
Total	$322,320	$(633)	$226,455	$(24,658)

The temporary unrealized losses presented above are principally due to a general widening of credit spreads from the dates of acquisition to September 30, 2011 and December 31, 2010, as applicable.  The resulting decreases in fair values reflect an increase in the perceived risk by the financial markets related to those securities.  As of September 30, 2011 and December 31, 2010, all of the investment securities in an unrealized loss position were rated at least “A-” by a nationally recognized statistical rating organization.  The unrealized losses were on 39 and 47 individual investment securities as of September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011, 11 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $19.2 million.  As of December 31, 2010, 29 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $24.7 million.  Securities in unrealized loss positions 12 months or more have a fair value as of September 30, 2011 that is, on average, approximately 88 percent of their amortized cost basis.  Farmer Mac believes that all these unrealized losses are recoverable within a reasonable period of time through changes in credit spreads or maturity and expects to recover the amortized cost basis of these securities.  Accordingly, Farmer Mac has concluded that none of the unrealized losses on these available-for-sale investment securities represent other-than-temporary impairment as of September 30, 2011.  Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

Farmer Mac did not own any held-to-maturity investments as of September 30, 2011 and December 31, 2010.  As of September 30, 2011, Farmer Mac owned trading investments with an amortized cost of $88.5 million, a fair value of $82.7 million, and a weighted-average yield of 8.15 percent.  As of December 31, 2010, Farmer Mac owned trading investments with an amortized cost of $89.8 million, a fair value of $86.1 million and a weighted-average yield of 8.12 percent.

The amortized cost, fair value and weighted-average yield of investments by remaining contractual maturity for available-for-sale investment securities as of September 30, 2011 are set forth below.  Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

	Investment Securities Available-for-Sale
	as of September 30, 2011
	Amortized		Weighted-
	Cost	Fair Value	Average Yield
	(dollars in thousands)

Due within one year	$785,729	$786,226	0.99%
Due after one year through five years	47,236	47,046	0.81%
Due after five years through ten years	413,848	416,191	1.15%
Due after ten years	593,039	580,692	2.66%
Total	$1,839,852	$1,830,155	1.56%

Note 3.	Farmer Mac Guaranteed Securities and USDA Guaranteed Securities

The following table sets forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Guaranteed Securities as of September 30, 2011 and December 31, 2010.

	September 30, 2011
	Available-
	for-Sale	Trading	Total
	(in thousands)
Farmer Mac I	$2,815,467	$-	$2,815,467
Farmer Mac II	36,599	-	36,599
Rural Utilities	1,447,934	-	1,447,934
Farmer Mac Guaranteed Securities	4,300,000	-	4,300,000
USDA Guaranteed Securities	1,193,015	233,383	1,426,398
Total	$5,493,015	$233,383	$5,726,398

Amortized cost	$5,357,804	$235,572	$5,593,376
Unrealized gains	135,418	1,483	136,901
Unrealized losses	(207)	(3,672)	(3,879)
Fair value	$5,493,015	$233,383	$5,726,398

	December 31, 2010
	Available-
	for-Sale	Trading	Total
	(in thousands)
Farmer Mac I	$942,809	$-	$942,809
Farmer Mac II	37,637	-	37,637
Rural Utilities	1,926,818	-	1,926,818
Farmer Mac Guaranteed Securities	2,907,264	-	2,907,264
USDA Guaranteed Securities	1,005,679	311,765	1,317,444
Total	$3,912,943	$311,765	$4,224,708

Amortized cost	$3,880,418	$315,655	$4,196,073
Unrealized gains	50,583	106	50,689
Unrealized losses	(18,058)	(3,996)	(22,054)
Fair value	$3,912,943	$311,765	$4,224,708

The temporary unrealized losses presented above are principally due to wider spreads on mortgage securities and changes in interest rates from the date of acquisition to September 30, 2011 and December 31, 2010, as applicable.  As of September 30, 2011, the unrealized losses presented above are related to Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities.  As of December 31, 2010, the unrealized losses presented above are related to Farmer Mac I, Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities.  USDA Guaranteed Securities and the USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities are backed by the full faith and credit of the United States.  Farmer Mac has concluded that none of the unrealized losses on its available-for-sale Farmer Mac Guaranteed Securities and USDA Guaranteed Securities represent other-than-temporary impairment as of September 30, 2011 and December 31, 2010.  Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

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

Farmer Mac realized no gains or losses from the sale of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities for the three and nine months ended September 30, 2011 and 2010.

The table below presents a sensitivity analysis for the Corporation’s on-balance sheet Farmer Mac Guaranteed Securities and USDA Guaranteed Securities as of September 30, 2011 and December 31, 2010.

	September 30,	December 31,
	2011	2010
	(dollars in thousands)
Fair value of beneficial interests retained in
Farmer Mac Guaranteed Securities and
USDA Guaranteed Securities	$5,726,398	$4,224,708

Weighted-average remaining life (in years)	3.7	3.5

Weighted-average prepayment speed (annual rate)	3.2%	3.5%
Effect on fair value of a 10% adverse change	$(1,112)	$(18)
Effect on fair value of a 20% adverse change	$(2,135)	$(17)

Weighted-average discount rate	2.3%	2.3%
Effect on fair value of a 10% adverse change	$(36,114)	$(20,257)
Effect on fair value of a 20% adverse change	$(72,098)	$(40,315)

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

The table below presents the outstanding principal balances for Farmer Mac loans, LTSPCs, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities as of September 30, 2011 and December 31, 2010.

Outstanding Balance of Loans, Loans Underlying Farmer Mac
Guaranteed Securities and LTSPCs, and USDA Guaranteed Securities
	September 30,	December 31,
	2011	2010
	(in thousands)
On-balance sheet:
Farmer Mac I:
Loans	$1,192,486	$972,206
Loans held in trusts:
Beneficial interests owned by Farmer Mac	236	3,697
Beneficial interests owned by third party investors	712,690	821,411
Farmer Mac Guaranteed Securities - AgVantage	2,741,000	941,500
Farmer Mac II:
USDA Guaranteed Securities	1,380,836	1,297,439
Farmer Mac Guaranteed Securities	36,316	39,856
Rural Utilities:
Loans	474,220	339,963
Loans held in trusts:
Beneficial interests owned by Farmer Mac	386,800	400,228
Farmer Mac Guaranteed Securities - AgVantage	1,410,800	1,887,200
Total on-balance sheet	$8,335,384	$6,703,500

Off-balance sheet:
Farmer Mac I:
Farmer Mac Guaranteed Securities - AgVantage	$970,000	$2,945,000
LTSPCs	1,811,280	1,754,597
Farmer Mac Guaranteed Securities	660,673	750,217
Farmer Mac II:
Farmer Mac Guaranteed Securities	45,977	48,103
Rural Utilities:
Farmer Mac Guaranteed Securities - AgVantage	18,079	15,292
Total off-balance sheet	$3,506,009	$5,513,209
Total	$11,841,393	$12,216,709

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

The following table presents information related to Farmer Mac’s acquisition of defaulted loans for the three and nine months ended September 30, 2011 and 2010 and the outstanding balances and carrying amounts of all such loans as of September 30, 2011 and December 31, 2010, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(in thousands)

Unpaid principal balance at acquisition date	$2,921	$1,914	$21,266	$5,317
Contractually required payments receivable	2,922	1,965	21,314	5,435
Impairment recognized subsequent to acquisition	42	376	3,812	2,116
Recovery/release of allowance for defaulted loans	5	10	19	2,934

	September 30,	December 31,
	2011	2010
	(in thousands)

Outstanding balance	$38,641	$34,473
Carrying amount	30,816	30,365

Net credit losses and 90-day delinquencies as of and for the periods indicated for loans held and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs are presented in the table below.  Information is not presented for loans underlying AgVantage securities, USDA Guaranteed Securities, Farmer Mac II Guaranteed Securities, or rural utilities loans held or underlying Farmer Mac Guaranteed Securities – Rural Utilities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  As of September 30, 2011, there were no probable losses inherent in Farmer Mac’s AgVantage securities due to the credit quality of the obligors, as well as the underlying collateral.  As of September 30, 2011, Farmer Mac had not experienced any credit losses on any AgVantage securities.  The USDA-guaranteed portions presented as USDA Guaranteed Securities, as well as those that collateralize Farmer Mac II Guaranteed Securities, are guaranteed by the USDA.  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  As of September 30, 2011, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any USDA Guaranteed Securities or Farmer Mac II Guaranteed Securities.  As of September 30, 2011, there were no delinquencies and no probable losses inherent in Farmer Mac’s rural utilities loans held or in any Farmer Mac Guaranteed Securities – Rural Utilities.  As of September 30, 2011 and 2010, Farmer Mac had not experienced any credit losses on any of those loans or securities.

	90-Day			Net Credit
	Delinquencies (1)			Losses/(Recoveries)
	As of	As of	As of	For the Nine Months Ended
	September 30,	December 31,	September 30,	September 30,	September 30,
	2011	2010	2010	2011	2010
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$35,860	$37,665	$40,846	$334	$(275)
Total on-balance sheet	$35,860	$37,665	$40,846	$334	$(275)

Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$8,988	$32,583	$23,954	$-	$-
Total off-balance sheet	$8,988	$32,583	$23,954	$-	$-

Total	$44,848	$70,248	$64,800	$334	$(275)

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

The following table sets forth Farmer Mac’s comprehensive income for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(in thousands)
Net (loss)/income	$(16,766)	$12,263	$19,261	$33,942
Available-for-sale securities, net of tax:
Net unrealized holding gains	49,661	15,852	70,573	44,206
Reclassification adjustment for realized gains (1)	(383)	(15)	(3,133)	(206)
Net change from available-for-sale securities (2)	49,278	15,837	67,440	44,000
Financial derivatives, net of tax:
Reclassification for amortization of financial derivatives transition adjustment (3)	-	26	-	78
Other comprehensive income, net of tax	49,278	15,863	67,440	44,078
Comprehensive income	32,512	28,126	86,701	78,020
Less: Comprehensive income attributable to non-controlling interest	5,547	5,546	16,641	15,160
Total comprehensive income	$26,965	$22,580	$70,060	$62,860

(1)
Includes the reclassification of deferred gains recognized on certain Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities of $0.3 million and $3.0 million, after tax, for the three and nine months ended September 30, 2011, respectively.

(2)
Unrealized gains on available for sale securities are shown net of income tax expense of $26.5 million and $8.5 million for the three months ended September 30, 2011 and 2010, respectively, and $36.3 million and $23.7 million for the nine months ended September 30, 2011 and 2010, respectively.

(3)	Amortization of the financial derivatives transition adjustment is shown net of income tax expense of $14,000 and $42,000 for the three and nine months ended September 30, 2010, respectively.

During the three and nine months ended September 30, 2011, Farmer Mac reclassified $0.3 million and $3.0 million (of a total $7.0 million), respectively, of after-tax unrealized gains into earnings related to fair value changes of Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities designated as available-for-sale that were transferred to Farmer Mac II LLC in January 2010.  Included in these reclassifications are amortization amounts of $1.8 million that relate to prior periods, beginning with first quarter 2010.  These gains are presented as “Other income” on the condensed consolidated statements of operations.  Farmer Mac will recognize in earnings the remainder of these deferred gains over the estimated remaining lives of the underlying USDA-guaranteed portions.  There will, however, be no net effect on income on a consolidated basis because these gains will be offset by the amortization of premium expense on the assets held by Farmer Mac II LLC.

The following table presents Farmer Mac’s accumulated other comprehensive income as of September 30, 2011 and December 31, 2010 and changes in the components of accumulated other comprehensive income for the nine months ended September 30, 2011 and the year ended December 31, 2010.

	September 30,	December 31,
	2011	2010
	(in thousands)
Available-for-sale securities:
Beginning balance	$18,275	$3,300
Net unrealized gains, net of tax	67,440	14,975
Ending balance	$85,715	$18,275

Financial derivatives:
Beginning balance	$-	$(46)
Amortization of financial derivatives transition adjustment, net of tax	-	46
Ending balance	$-	$-
Accumulated other comprehensive income, net of tax	$85,715	$18,275

Note 5.	Off-Balance Sheet Guarantees and Long Term Standby Purchase Commitments

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

Off-Balance Sheet Farmer Mac Guaranteed Securities

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  Proceeds from new securitizations during the nine months ended September 30, 2011 and 2010 were $13.9 million and $18.9 million, respectively.  The following table summarizes cash flows received from and paid to trusts used for Farmer Mac securitizations:

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
	(in thousands)
Proceeds from new securitizations	$13,869	$18,860
Guarantee fees received	6,042	5,610
Purchases of assets from the trusts	(7,292)	(3,456)
Servicing advances	(28)	(14)
Repayments of servicing advances	24	22

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of September 30, 2011 and December 31, 2010, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans.

Outstanding Balance of Off-Balance Sheet
Farmer Mac Guaranteed Securities
	September 30,	December 31,
	2011	2010
	(in thousands)
Farmer Mac I:
Farmer Mac Guaranteed Securities - AgVantage	$970,000	$2,945,000
Farmer Mac Guaranteed Securities	660,673	750,217
Farmer Mac II:
Farmer Mac Guaranteed Securities	45,977	48,103
Rural Utilities:
Farmer Mac Guaranteed Securities - AgVantage	18,079	15,292
Total off-balance sheet Farmer Mac Guaranteed Securities	$1,694,729	$3,758,612

For those securities issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the condensed consolidated balance sheet.  This liability approximated $12.8 million as of September 30, 2011 and $17.7 million as of December 31, 2010.  Upon adoption of the accounting guidance on consolidation on January 1, 2010, Farmer Mac eliminated $15.5 million of the guarantee and commitment obligation related to the consolidated trusts.  During second quarter 2010, Farmer Mac deconsolidated $414.5 million of certain securitization trusts created when loans subject to LTSPCs were converted to Farmer Mac I Guaranteed Securities because Farmer Mac was no longer determined to be the primary beneficiary when the counterparty to the transaction ceased being a related party as a result of changes to the membership of Farmer Mac’s board of directors.  This deconsolidation resulted in an increase to the guarantee and commitment obligation of $2.7 million as of June 30, 2010.  See Note 1(g) for more information.  As of September 30, 2011, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 13.5 years.  As of September 30, 2011, the weighted-average remaining maturity of the off-balance sheet AgVantage securities was 5.7 years.  For information on Farmer Mac’s methodology for determining the reserve for losses on off-balance sheet Farmer Mac Guaranteed Securities, see Note 1(b).

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

The maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $1.8 billion as of September 30, 2011 and December 31, 2010.

As of September 30, 2011, the weighted-average remaining maturity of all loans underlying LTSPCs was 13.4 years.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the condensed consolidated balance sheet.  This liability approximated $14.1 million as of September 30, 2011 and $12.6 million as of December 31, 2010.

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

From first quarter 2009 through third quarter 2011, Farmer Mac paid a quarterly dividend of $0.05 per share on all classes of the Corporation’s common stock.  Farmer Mac’s ability to declare and pay a dividend could be restricted if it failed to comply with regulatory capital requirements.

Preferred Stock

As of September 30, 2011 and December 31, 2010, Farmer Mac had 57,578 shares of Series C preferred stock outstanding.  The Series C preferred stock is a component of Stockholders’ Equity on the condensed consolidated balance sheets.  The 57,578 shares of Series C preferred stock outstanding as of September 30, 2011 and December 31, 2010, were all held by National Rural Utilities Cooperative Finance Corporation (“CFC”), a related party.

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

Statutory and Regulatory Capital Requirements

Farmer Mac is subject to, and as of September 30, 2011 was in compliance with, its three statutory and regulatory capital requirements:

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

As of September 30, 2011, Farmer Mac’s minimum and critical capital requirements were $336.6 million and $168.3 million, respectively, and Farmer Mac’s core capital level (common and preferred stock outstanding plus non-controlling interest – preferred stock, additional paid-in-capital and retained earnings) was $461.3 million, $124.7 million above the minimum capital requirement and $293.0 million above the critical capital requirement.  As of December 31, 2010, Farmer Mac’s minimum and critical capital requirements were $301.0 million and $150.5 million, respectively, and its actual core capital level was $460.6 million, $159.6 million above the minimum capital requirement and $310.1 million above the critical capital requirement.

Based on the new risk-based capital stress test that became effective in second quarter 2011, Farmer Mac’s risk-based capital requirement as of September 30, 2011 was $110.9 million and Farmer Mac’s regulatory capital (core capital plus the allowance for losses) of $479.0 million exceeded that requirement by approximately $368.1 million.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters” for more information about changes to the risk-based capital stress test applicable to Farmer Mac.

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

Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets as of the beginning of the quarterly reporting period.  Farmer Mac made no transfers within the fair value hierarchy for the fair value measurements of its investment securities during the three months ended September 30, 2011 and 2010 and during the first nine months of 2011.  During the first nine months of 2010, Farmer Mac transferred its investments in the subordinated debt and preferred stock of CoBank, ACB and its investment in the preferred stock of AgFirst Farm Credit Bank, with par values of $70.0 million, $88.5 million and $88.0 million, respectively, as of December 31, 2009, from level 3 measurements to level 2 measurements.  Taking into consideration its own recently executed trades during first quarter 2010, along with an increase in observable trading activity for these securities, Farmer Mac determined that the best estimates of fair value for these securities as of March 31, 2010 and continuing through September 30, 2011, were the fair values provided by an independent third party pricing service.  Farmer Mac transferred these securities out of level 3 based on their fair values as of the beginning of the first quarter 2010.

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

Farmer Mac made no transfers within the fair value hierarchy for the fair value measurements of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities for the three months ended September 30, 2011 and 2010 and during the first nine months of 2011.  Transfers out of level 3 for the first nine months of 2010 resulted from the consolidation of certain trusts whereby the underlying assets were no longer reported at fair value on a recurring basis.  Transfers out of level 3 were based on the fair values of the assets as of the beginning of the quarterly reporting period and are described in more detail below.

Upon the adoption of the accounting guidance on consolidation on January 1, 2010, Farmer Mac was deemed to be the primary beneficiary of certain VIEs where Farmer Mac held beneficial interests in trusts used as vehicles for the securitization of agricultural real estate mortgage loans or rural utilities loans.  Prior to 2010, Farmer Mac presented these beneficial interests as “Farmer Mac Guaranteed Securities” on the condensed consolidated balance sheet and reported them at their fair value.  Upon consolidation, Farmer Mac transferred these assets from “Farmer Mac Guaranteed Securities” to “Loans held for investment in consolidated trusts.”  These loans are reported at their amortized cost and are no longer included in recurring fair value measurements.  Farmer Mac transferred these securities out of level 3 based on their fair values as of the beginning of the first quarter 2010.

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

As of September 30, 2011 and December 31, 2010, the consideration of credit risk related to both Farmer Mac and the counterparties resulted in an adjustment to the valuations of Farmer Mac’s derivative portfolio of $0.7 million and $(0.4) million, respectively.  See Note 1(c) for further information regarding Farmer Mac’s derivative portfolio.

Nonrecurring Fair Value Measurements and Classification

Loans Held for Sale

Loans held for sale are reported at the lower of cost or fair value in the condensed consolidated balance sheets.  Farmer Mac internally models the fair value of loans by discounting the projected cash flows of these instruments at projected interest rates.  The fair values are based on the present value of expected cash flows using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  The fair values of these instruments are classified as level 3 measurements.  As of September 30, 2011, Farmer Mac had recorded no adjustment to report loans held for sale at the lower of cost or fair value.  As of December 31, 2010, Farmer Mac recorded an adjustment of $8.7 million to report loans held for sale at the lower of cost or fair value.

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

Real Estate Owned (REO)

Farmer Mac initially records REO properties at fair value less costs to sell and subsequently records them at the lower of carrying value or fair value less costs to sell.  The fair value of REO is determined by third-party appraisals when available.  When third-party appraisals are not available, fair value is estimated based on factors such as prices for comparable properties in similar geographical areas and/or assessment through observation of such properties.  Farmer Mac classifies the REO fair values as level 3 measurements.  Farmer Mac uses net realizable value as a reasonable estimation of fair value in the tables below.

Fair Value Classification and Transfers

As of September 30, 2011, Farmer Mac’s assets and liabilities recorded at fair value include financial instruments valued at $5.8 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 51 percent of the total assets and 74 percent of financial instruments measured at fair value as of September 30, 2011.  As of December 31, 2010, Farmer Mac’s asset and liabilities recorded at fair value included financial instruments valued at $4.6 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 49 percent of the total assets and 71 percent of financial instruments measured at fair value as of December 31, 2010.

The following tables present information about Farmer Mac’s asset and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2011 and December 31, 2010, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value.

Assets and Liabilities Measured at Fair Value as of September 30, 2011

	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$-	$-	$62,243	$62,243
Floating rate asset-backed securities	-	175,127	-	175,127
Floating rate corporate debt securities	-	51,998	-	51,998
Floating rate Government/GSE guaranteed mortgage-backed securities	-	614,546	-	614,546
Fixed rate GSE guaranteed mortgage-backed securities	-	3,867	-	3,867
Floating rate GSE subordinated debt	-	62,749	-	62,749
Fixed rate GSE preferred stock	-	83,309	-	83,309
Fixed rate corporate debt	-	33,920	-	33,920
Fixed rate U.S. Treasuries	579,424	-	-	579,424
Fixed rate Senior agency debt	-	162,972	-	162,972
Total available-for-sale	579,424	1,188,488	62,243	1,830,155
Trading:
Floating rate asset-backed securities	-	-	1,763	1,763
Fixed rate GSE preferred stock	-	80,959	-	80,959
Total trading	-	80,959	1,763	82,722
Total Investment Securities	579,424	1,269,447	64,006	1,912,877
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	-	-	2,815,467	2,815,467
Farmer Mac II	-	-	36,599	36,599
Rural Utilities	-	-	1,447,934	1,447,934
Total Farmer Mac Guaranteed Securities	-	-	4,300,000	4,300,000
USDA Guaranteed Securities:
Available-for-sale	-	-	1,193,015	1,193,015
Trading	-	-	233,383	233,383
Total USDA Guaranteed Securities	-	-	1,426,398	1,426,398
Financial derivatives	-	46,254	-	46,254
Total Assets at fair value	$579,424	$1,315,701	$5,790,404	$7,685,529
Liabilities:
Financial derivatives	$10	$164,636	$1,987	$166,633
Total Liabilities at fair value	$10	$164,636	$1,987	$166,633
Nonrecurring:
Assets:
Loans held for sale	$-	$-	$-	$-
Loans held for investment	-	-	11,190	11,190
REO	-	-	1,540	1,540
Total Nonrecurring Assets at fair value	$-	$-	$12,730	$12,730

Assets and Liabilities Measured at Fair Value as of December 31, 2010

	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$-	$-	$64,335	$64,335
Floating rate asset-backed securities	-	29,458	-	29,458
Floating rate corporate debt securities	-	163,188	-	163,188
Floating rate Government/GSE guaranteed mortgage-backed securities	-	576,780	-	576,780
Fixed rate GSE guaranteed mortgage-backed securities	-	4,821	-	4,821
Floating rate GSE subordinated debt	-	55,329	-	55,329
Fixed rate GSE preferred stock	-	84,828	-	84,828
Fixed rate U.S. Treasuries	692,994	-	-	692,994
Fixed rate Senior agency debt	-	5,500	-	5,500
Total available-for-sale	692,994	919,904	64,335	1,677,233
Trading:
Floating rate asset-backed securities	-	-	1,400	1,400
Fixed rate GSE preferred stock	-	84,696	-	84,696
Total trading	-	84,696	1,400	86,096
Total Investment Securities	692,994	1,004,600	65,735	1,763,329
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	-	-	942,809	942,809
Farmer Mac II	-	-	37,637	37,637
Rural Utilities	-	-	1,926,818	1,926,818
Total available-for-sale	-	-	2,907,264	2,907,264
Total Farmer Mac Guaranteed Securities	-	-	2,907,264	2,907,264
USDA Guaranteed Securities:
Available-for-sale	-	-	1,005,679	1,005,679
Trading	-	-	311,765	311,765
Total USDA Guaranteed Securities	-	-	1,317,444	1,317,444
Financial derivatives	-	41,492	-	41,492
Total Assets at fair value	$692,994	$1,046,092	$4,290,443	$6,029,529
Liabilities:
Financial derivatives	$6	$110,291	$3,390	$113,687
Total Liabilities at fair value	$6	$110,291	$3,390	$113,687
Nonrecurring:
Assets:
Loans held for sale	$-	$-	$331,076	$331,076
Loans held for investment	-	-	11,971	11,971
REO	-	-	1,925	1,925
Total Nonrecurring Assets at fair value	$-	$-	$344,972	$344,972

The following tables present additional information about assets and liabilities measured at fair value on a recurring and nonrecurring basis classified as level 3 measurements.  Net transfers in and/or out of level 3 are based on the fair values of the assets and liabilities as of the beginning of the quarterly reporting period.

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended September 30, 2011

					Realized and	Unrealized
					Unrealized	Gains/(Losses)
					Gains/(Losses)	included in Other
	Beginning				included in	Comprehensive	Transfers	Transfers	Ending
	Balance	Purchases	Sales	Settlements	Income	Income	In	Out	Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$64,682	$-	$-	$-	$-	$(2,439)	$-	$-	$62,243
Trading:
Floating rate asset-backed securities(1)	2,209	-	-	(136)	(310)	-	-	-	1,763
Total Investment Securities	66,891	-	-	(136)	(310)	(2,439)	-	-	64,006
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	1,759,205	1,001,500	-	(2,009)	-	56,771	-	-	2,815,467
Farmer Mac II	36,530	1,264	(1,208)	(990)	-	1,003	-	-	36,599
Rural Utilities	1,448,230	-	-	-	-	(296)	-	-	1,447,934
Total Farmer Mac Guaranteed Securities	3,243,965	1,002,764	(1,208)	(2,999)	-	57,478	-	-	4,300,000
USDA Guaranteed Securities:
Available-for-sale	1,120,397	85,894	-	(33,179)	-	19,903	-	-	1,193,015
Trading(2)	249,074	-	-	(17,124)	1,433	-	-	-	233,383
Total USDA Guaranteed Securities	1,369,471	85,894	-	(50,303)	1,433	19,903	-	-	1,426,398
Total Assets at fair value	$4,680,327	$1,088,658	$(1,208)	$(53,438)	$1,123	$74,942	$-	$-	$5,790,404
Liabilities:
Financial derivatives(3)	$(1,755)	$-	$-	$-	$(232)	$-	$-	$-	$(1,987)
Total Liabilities at fair value	$(1,755)	$-	$-	$-	$(232)	$-	$-	$-	$(1,987)
Nonrecurring:
Assets:
Loans held for sale	$441,890	$-	$-	$-	$-	$-	$-	$(441,890)	$-
Loans held for investment	12,246	-	-	-	(113)	-	179	(1,122)	11,190
REO	705	-	(82)	-	(165)	-	1,082	-	1,540
Total Nonrecurring Assets at fair value	$454,841	$-	$(82)	$-	$(278)	$-	$1,261	$(443,012)	$12,730

(1)	Unrealized losses are attributable to assets still held as of September 30, 2011 and are recorded in (losses)/gains on trading assets.
(2)	Includes unrealized gains of $0.6 million attributable to assets still held as of September 30, 2011 that are recorded in (losses)/gains on trading assets.
(3)	Unrealized losses are attributable to liabilities still held as of September 30, 2011 and are recorded in losses on financial derivatives.

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended September 30, 2010

	Beginning Balance	Purchases, Sales, Issuances and Settlements, net	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Net Transfers In and/or Out	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$63,344	$-	$-	$2,342	$-	$65,686
Floating rate GSE subordinated debt	-	-	-	-	-	-
Fixed rate GSE preferred stock	-	-	-	-	-	-
Total available-for-sale investment securities	63,344	-	-	2,342	-	65,686
Trading:
Floating rate asset-backed securities(1)	1,412	(185)	142	-	-	1,369
Fixed rate GSE preferred stock	-	-	-	-	-	-
Total trading investment securities	1,412	(185)	142	-	-	1,369
Total investment securities	64,756	(185)	142	2,342	-	67,055
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	47,821	547,942	-	13,031	-	608,794
Farmer Mac II	40,436	1,214	-	330	-	41,980
Rural Utilities	1,629,883	150,000	-	3,810	-	1,783,693
Total available-for-sale	1,718,140	699,156	-	17,171	-	2,434,467
Trading:
Farmer Mac II	-	-	-	-	-	-
Rural Utilities	-	-	-	-	-	-
Total trading	-	-	-	-	-	-
Total Farmer Mac Guaranteed Securities	1,718,140	699,156	-	17,171	-	2,434,467
USDA Guaranteed Securities:
Available-for-sale	880,424	88,117	-	2,360	-	970,901
Trading(2)	386,496	(29,890)	(2,067)	-	-	354,539
Total USDA Guaranteed Securities	1,266,920	58,227	(2,067)	2,360	-	1,325,440
Total Assets at fair value	$3,049,816	$757,198	$(1,925)	$21,873	$-	$3,826,962
Liabilities:
Financial derivatives(3)	$(3,678)	$-	$57	$-	$-	$(3,621)
Total Liabilities at fair value	$(3,678)	$-	$57	$-	$-	$(3,621)
Nonrecurring:
Assets:
Loans held for sale, at lower of cost or fair value	$163,065	$-	$(906)	$-	$33,533	$195,692
Loans held for investment, at fair value	4,256	-	(374)	-	(406)	3,476
REO	-	-	(1,483)	-	5,202	3,719
Total nonrecurring Assets at fair value	$167,321	$-	$(2,763)	$-	$38,329	$202,887

(1)	Unrealized gains are attributable to assets still held as of September 30, 2010 and are recorded in (losses)/gains on trading assets.
(2)	Includes unrealized losses of $3.6 million attributable to assets still held as of September 30, 2010 that are recorded in (losses)/gains on trading assets.
(3)	Unrealized gains are attributable to liabilities still held as of September 30, 2010 and are recorded in losses on financial derivatives.

Level 3 Assets and Liabilities Measured at Fair Value for the Nine Months Ended September 30, 2011

					Realized and	Unrealized
					Unrealized	Gains/(Losses)
					Gains/(Losses)	included in Other
	Beginning				included in	Comprehensive	Transfers	Transfers	Ending
	Balance	Purchases	Sales	Settlements	Income	Income	In	Out	Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$64,335	$-	$-	$-	$-	$(2,092)	$-	$-	$62,243
Trading:
Floating rate asset-backed securities(1)	1,400	-	-	(686)	1,049	-	-	-	1,763
Total Investment Securities	65,735	-	-	(686)	1,049	(2,092)	-	-	64,006
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	942,809	1,801,500	-	(2,023)	-	73,181	-	-	2,815,467
Farmer Mac II	37,637	3,268	(3,213)	(3,484)	-	2,391	-	-	36,599
Rural Utilities	1,926,818	-	-	(476,401)	-	(2,483)	-	-	1,447,934
Total Farmer Mac Guaranteed Securities	2,907,264	1,804,768	(3,213)	(481,908)	-	73,089	-	-	4,300,000
USDA Guaranteed Securities:
Available-for-sale	1,005,679	300,705	-	(142,965)	-	29,596	-	-	1,193,015
Trading(2)	311,765	-	-	(80,082)	1,700	-	-	-	233,383
Total USDA Guaranteed Securities	1,317,444	300,705	-	(223,047)	1,700	29,596	-	-	1,426,398
Total Assets at fair value	$4,290,443	$2,105,473	$(3,213)	$(705,641)	$2,749	$100,593	$-	$-	$5,790,404
Liabilities:
Financial derivatives(3)	$(3,390)	$-	$-	$-	$1,403	$-	$-	$-	$(1,987)
Total Liabilities at fair value	$(3,390)	$-	$-	$-	$1,403	$-	$-	$-	$(1,987)
Nonrecurring:
Assets:
Loans held for sale	$331,076	$-	$-	$(4,617)	$(964)	$-	$116,395	$(441,890)	$-
Loans held for investment	11,971	-	-	-	(308)	-	802	(1,275)	11,190
REO	1,925	-	(1,088)	-	(586)	-	1,289	-	1,540
Total Nonrecurring Assets at fair value	$344,972	$-	$(1,088)	$(4,617)	$(1,858)	$-	$118,486	$(443,165)	$12,730
(1)	Unrealized gains are attributable to assets still held as of September 30, 2011 and are recorded in (losses)/gains on trading assets.
(2)	Includes unrealized losses of $2.0 million attributable to assets still held as of September 30, 2011 that are recorded in (losses)/gains on trading assets.
(3)	Unrealized gains are attributable to liabilities still held as of September 30, 2011 and are recorded in losses on financial derivatives.

Level 3 Assets and Liabilities Measured at Fair Value for the Nine Months Ended September 30, 2010

	Beginning Balance	Purchases, Sales, Issuances and Settlements, net	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Net Transfers In and/or Out	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$72,884	$-	$-	$(7,198)	$-	$65,686
Floating rate GSE subordinated debt	47,562	-	-	-	(47,562)	-
Fixed rate GSE preferred stock	89,211	-	-	-	(89,211)	-
Total available-for-sale investment securities	209,657	-	-	(7,198)	(136,773)	65,686
Trading:
Floating rate asset-backed securities(1)	1,824	(587)	132	-	-	1,369
Fixed rate GSE preferred stock	88,148	-		-	(88,148)	-
Total trading investment securities	89,972	(587)	132	-	(88,148)	1,369
Total investment securities	299,629	(587)	132	(7,198)	(224,921)	67,055
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	56,864	542,677	-	14,638	(5,385)	608,794
Farmer Mac II	764,792	1,411	-	(1,039)	(723,184)	41,980
Rural Utilities	1,703,211	62,201	-	18,281	-	1,783,693
Total available-for-sale	2,524,867	606,289	-	31,880	(728,569)	2,434,467
Trading:
Farmer Mac II	422,681	-		-	(422,681)	-
Rural Utilities	451,448	-	-	-	(451,448)	-
Total trading	874,129	-	-	-	(874,129)	-
Total Farmer Mac Guaranteed Securities	3,398,996	606,289	-	31,880	(1,602,698)	2,434,467
USDA Guaranteed Securities:
Available-for-sale	-	225,696	-	22,021	723,184	970,901
Trading(2)	-	(76,679)	8,537	-	422,681	354,539
Total USDA Guaranteed Securities	-	149,017	8,537	22,021	1,145,865	1,325,440
Total Assets at fair value	$3,698,625	$754,719	$8,669	$46,703	$(681,754)	$3,826,962
Liabilities:
Financial derivatives(3)	$(3,653)	$-	$32	$-	$-	$(3,621)
Total Liabilities at fair value	$(3,653)	$-	$32	$-	$-	$(3,621)
Nonrecurring:
Assets:
Loans held for sale, at lower of cost or fair value	$28,505	$-	$(3,090)	$-	$170,277	$195,692
Loans held for investment, at fair value	-	-	(1,042)	-	4,518	3,476
REO	-		(1,483)		5,202	3,719
Total Nonrecurring Assets at fair value	$28,505	$-	$(5,615)	$-	$179,997	$202,887

(1)	Unrealized gains are attributable to assets still held as of September 30, 2010 and are recorded in (losses)/gains on trading assets.
(2)	Includes unrealized gains of $4.0 million attributable to assets still held as of September 30, 2010 that are recorded in (losses)/gains on trading assets.
(3)	Unrealized gains are attributable to liabilities still held as of September 30, 2010 and are recorded in losses on financial derivatives.

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

Farmer Mac made no fair value option elections for the three and nine months ended September 30, 2011 and 2010.  For the three and nine months ended September 30, 2011, Farmer Mac recorded net losses on trading assets of $3.3 million and $1.4 million, respectively, for changes in fair values of assets previously selected for the fair value option, compared to net losses of $1.9 million and net gains of $6.6 million, respectively, for the same periods ended September 30, 2010.  These changes in fair value are presented as “(Losses)/gains on trading assets” in the condensed consolidated statements of operations.

Disclosures about Fair Value of Financial Instruments

The following table sets forth the estimated fair values and the carrying amounts for financial assets, liabilities and guarantees and commitments as of September 30, 2011 and December 31, 2010 in accordance with accounting guidance on disclosures about fair value of financial instruments.

	September 30, 2011		December 31, 2010
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$825,014	$825,014	$729,920	$729,920
Investment securities	1,912,877	1,912,877	1,763,329	1,763,329
Farmer Mac Guaranteed Securities	4,300,000	4,300,000	2,907,264	2,907,264
USDA Guaranteed Securities	1,426,398	1,426,398	1,317,444	1,317,444
Loans	2,890,590	2,796,532	2,642,399	2,558,599
Financial derivatives	46,254	46,254	41,492	41,492
Interest receivable	79,579	79,579	90,295	90,295
Guarantee and commitment fees receivable:
LTSPCs	22,018	14,980	14,191	13,666
Farmer Mac Guaranteed Securities	17,922	15,267	19,058	21,086
Financial liabilities:
Notes payable:
Due within one year	5,835,888	5,831,259	4,510,758	4,509,419
Due after one year	4,255,812	4,060,382	3,530,656	3,430,656
Debt securities of consolidated trusts held by third parties	774,518	713,546	883,669	827,411
Financial derivatives	166,633	166,633	113,687	113,687
Accrued interest payable	48,998	48,998	57,131	57,131
Guarantee and commitment obligations:
LTSPCs	21,123	14,085	13,152	12,627
Farmer Mac Guaranteed Securities	15,473	12,818	15,653	17,681

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

Farmer Mac accomplishes its congressional mission of providing liquidity and lending capacity to rural lenders through three programs – Farmer Mac I, Farmer Mac II and Rural Utilities.  Prior to first quarter 2010, Farmer Mac reported its financial results as a single segment using GAAP-basis income.  Beginning in first quarter 2010, Farmer Mac revised its segment financial reporting, by using core earnings, a non-GAAP financial measure, to reflect the manner in which management has begun assessing the Corporation’s performance since the contribution of substantially all of the Farmer Mac II program business to a subsidiary, Farmer Mac II LLC.  Farmer Mac uses core earnings to measure corporate economic performance and develop financial plans because, in management’s view, core earnings is a valuable alternative measure in understanding Farmer Mac’s economic performance, transaction economics and business trends.  Core earnings differs from GAAP net income by excluding the effects of fair value accounting guidance, which are not expected to have a permanent effect on capital.  Core earnings also differs from GAAP net income by excluding specified infrequent or unusual transactions that Farmer Mac believes are not indicative of future operating results and that may not reflect the trends and economic financial performance of the Corporation’s core business.  This non-GAAP financial measure may not be comparable to similarly labeled non-GAAP financial measures disclosed by other companies.

The financial information presented below reflects the accounts of Farmer Mac and its subsidiaries on a consolidated basis.  Accordingly, the core earnings for Farmer Mac’s reportable operating segments will differ from the stand-alone financial statements of Farmer Mac’s subsidiaries.  These differences will be due to various factors, including the reversal of unrealized gains and losses related to fair value changes of trading assets and financial derivatives, as well as the allocation of certain expenses such as dividends and interest expense related to the issuance of capital and the incurrence of indebtedness managed at the corporate level.  The allocation of general and administrative expenses that are not directly attributable to an operating segment may also result in differences.  The assets of Farmer Mac’s subsidiary Farmer Mac II LLC will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.  As of September 30, 2011, Farmer Mac II LLC held assets with a fair value of $1.5 billion, had debt outstanding of $167.0 million, had preferred stock outstanding with a liquidation preference of $250.0 million and had $1.0 billion of common stock outstanding, all of which is held by Farmer Mac.

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

The following tables present non-GAAP core earnings for Farmer Mac’s reportable operating segments and a reconciliation to GAAP net income for the three and nine months ended September 30, 2011 and 2010.

Core Earnings by Business Segment
For the Three Months Ended September 30, 2011

					Reconciling		GAAP
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Adjustments		Amounts
	(in thousands)
Interest income (1)	$38,949	$14,370	$13,135	$6,880	$(2,213)		$71,121
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(782)	-	-	-	782		-
Interest expense (2)	(24,625)	(11,665)	(10,089)	(3,408)	10,375		(39,412)
Net effective spread	13,542	2,705	3,046	3,472	8,944		31,709

Guarantee and commitment fees	5,562	51	1,317	-	(782)		6,148
Other income/(expense) (3)	236	26	-	(946)	(60,869)		(61,553)
Non-interest income/(loss)	5,798	77	1,317	(946)	(61,651)		(55,405)

Release of loan losses	349	-	-	-	-		349

Release of losses	452	-	-	-	-		452
Other non-interest expense	(3,891)	(710)	(1,319)	(2,082)	-		(8,002)
Non-interest expense (4)	(3,439)	(710)	(1,319)	(2,082)	-		(7,550)
Core earnings before income taxes	16,250	2,072	3,044	444	(52,707	) (5)	(30,897)
Income tax (expense)/benefit	(5,687)	(725)	(1,065)	3,161	18,447		14,131
Core earnings before preferred stock dividends and attribution of income to non-controlling interest	10,563	1,347	1,979	3,605	(34,260	) (5)	(16,766)
Preferred stock dividends	-	-	-	(719)	-		(719)
Non-controlling interest	-	-	-	(5,547)	-		(5,547)
Segment core earnings	$10,563	$1,347	$1,979	$(2,661)	$(34,260	) (5)	$(23,032)

Total assets at carrying value	$4,790,409	$1,483,750	$2,356,590	$2,799,758	$-		$11,430,507
Total principal balance of on- and off-balance sheet program assets	8,088,365	1,463,129	2,289,899	-	-		11,841,393

(1)
Includes reconciling adjustments for yield maintenance income, discount amortization on certain prepaid loans and amortization of premiums on assets consolidated at fair value to reflect core earnings amounts.

(2)
Based on effective funding cost determined for each operating segment, including expenses related to interest rate swaps, which are included in losses on financial derivatives on the GAAP financial statements.

(3)
Includes reconciling adjustments for the reclassification of yield maintenance income, discount amortization on certain prepaid loans, expenses related to interest rate swaps and fair value adjustments on loans held for sale, financial derivatives and trading assets.  Also includes a reconciling adjustment related to the recognition of deferred gains over the estimated lives of certain Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities.

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

Core Earnings by Business Segment
For the Three Months Ended September 30, 2010

					Reconciling		GAAP
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Adjustments		Amounts
	(in thousands)
Interest income (1)	$24,748	$14,430	$14,074	$6,430	$(1,107)		$58,575
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(952)	-	-	-	952		-
Interest expense (2)	(16,130)	(11,773)	(10,959)	(3,625)	8,961		(33,526)
Net effective spread	7,666	2,657	3,115	2,805	8,806		25,049

Guarantee and commitment fees	5,492	52	1,385	-	(952)		5,977
Other income/(expense) (3)	1,548	295	1	(385)	(10,787)		(9,328)
Non-interest income/(loss)	7,040	347	1,386	(385)	(11,739)		(3,351)

Provision for loan losses	(412)	-	-	-	-		(412)

Provision for losses	(105)	-	-	-	-		(105)
Other non-interest expense	(4,632)	(579)	(1,170)	(1,652)	-		(8,033)
Non-interest expense (4)	(4,737)	(579)	(1,170)	(1,652)	-		(8,138)

Core earnings before income taxes	9,557	2,425	3,331	768	(2,933	) (5)	13,148
Income tax (expense)/benefit	(3,345)	(849)	(1,166)	3,448	1,027		(885)
Core earnings before preferred stock dividends, attribution of income to non-controlling interest, and loss on retirement of preferred stock	6,212	1,576	2,165	4,216	(1,906	) (5)	12,263
Preferred stock dividends	-	-	-	(720)	-		(720)
Non-controlling interest	-	-	-	(5,546)	-		(5,546)
Segment core earnings	$6,212	$1,576	$2,165	$(2,050)	$(1,906	) (5)	$5,997

Total assets at carrying value	$2,393,213	$1,388,054	$2,431,811	$2,009,664	$-		$8,222,742
Total principal balance of on- and off-balance sheet program assets	7,761,847	1,365,993	2,353,453	-	-		11,481,293

(1)
Includes reconciling adjustments for yield maintenance income, discount amortization on certain prepaid loans and amortization of premiums on assets consolidated at fair value to reflect core earnings amounts.

(2)
Based on effective funding cost determined for each operating segment, including expenses related to interest rate swaps, which are included in losses on financial derivatives on the GAAP financial statements.

(3)
Includes reconciling adjustments for the reclassification of yield maintenance income, discount amortization on certain prepaid loans, expenses related to interest rate swaps and fair value adjustments on loans held for sale, financial derivatives and trading assets.

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

Core Earnings by Business Segment
For the Nine Months Ended September 30, 2011

					Reconciling		GAAP
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Adjustments		Amounts
	(in thousands)
Interest income (1)	$105,583	$42,080	$39,928	$21,100	$(6,646)		$202,045
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(2,495)	-	-	-	2,495		-
Interest expense (2)	(67,301)	(33,984)	(30,793)	(10,722)	28,695		(114,105)
Net effective spread	35,787	8,096	9,135	10,378	24,544		87,940

Guarantee and commitment fees	17,151	154	4,045	-	(2,495)		18,855
Other income/(expense) (3)	2,459	131	-	(1,686)	(68,002)		(67,098)
Non-interest income/(loss)	19,610	285	4,045	(1,686)	(70,497)		(48,243)

Provision for loan losses	(1,092)	-	-	-	-		(1,092)

Release of losses	3,321	-	-	-	-		3,321
Other non-interest expense	(12,651)	(2,085)	(3,698)	(6,306)	-		(24,740)
Non-interest expense (4)	(9,330)	(2,085)	(3,698)	(6,306)	-		(21,419)
Core earnings before income taxes	44,975	6,296	9,482	2,386	(45,953	) (5)	17,186
Income tax (expense)/benefit	(15,741)	(2,203)	(3,319)	7,255	16,083		2,075
Core earnings before preferred stock dividends and attribution of income to non-controlling interest	29,234	4,093	6,163	9,641	(29,870	) (5)	19,261
Preferred stock dividends	-	-	-	(2,159)	-		(2,159)
Non-controlling interest	-	-	-	(16,641)	-		(16,641)
Segment core earnings	$29,234	$4,093	$6,163	$(9,159)	$(29,870	) (5)	$461

Total assets at carrying value	$4,790,409	$1,483,750	$2,356,590	$2,799,758	$-		$11,430,507
Total principal balance of on- and off-balance sheet program assets	8,088,365	1,463,129	2,289,899	-	-		11,841,393

(1)
Includes reconciling adjustments for yield maintenance income, discount amortization on certain prepaid loans and amortization of premiums on assets consolidated at fair value to reflect core earnings amounts.

(2)
Based on effective funding cost determined for each operating segment, including expenses related to interest rate swaps, which are included in losses on financial derivatives on the GAAP financial statements.

(3)
Includes reconciling adjustments for the reclassification of yield maintenance income, discount amortization on certain prepaid loans, expenses related to interest rate swaps and fair value adjustments on loans held for sale, financial derivatives and trading assets.  Also includes a reconciling adjustment related to the recognition of deferred gains over the estimated lives of certain Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities.

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

Core Earnings by Business Segment
For the Nine Months Ended September 30, 2010

					Reconciling		GAAP
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Adjustments		Amounts
	(in thousands)
Interest income (1)	$80,512	$40,863	$42,011	$19,303	$(6,055)		$176,634
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(3,701)	-	-	-	3,701		-
Interest expense (2)	(54,461)	(33,495)	(33,557)	(10,876)	26,029		(106,360)
Net effective spread	22,350	7,368	8,454	8,427	23,675		70,274

Guarantee and commitment fees	16,527	403	4,377	-	(3,701)		17,606
Other income/(expense) (3)	2,823	298	1	(1,599)	(24,974)		(23,451)
Non-interest income/(loss)	19,350	701	4,378	(1,599)	(28,675)		(5,845)

Provision for loan losses	(1,392)	-	-	-	-		(1,392)

Provision for losses	(1,680)	-	-	-	-		(1,680)
Other non-interest expense	(11,267)	(2,159)	(3,322)	(4,690)	-		(21,438)
Non-interest expense (4)	(12,947)	(2,159)	(3,322)	(4,690)	-		(23,118)
Core earnings before income taxes	27,361	5,910	9,510	2,138	(5,000	) (5)	39,919
Income tax (expense)/benefit	(9,577)	(2,068)	(3,329)	7,247	1,750		(5,977)
Core earnings before preferred stock dividends, attribution of income to non-controlling interest, and loss on retirement of preferred stock	17,784	3,842	6,181	9,385	(3,250	) (5)	33,942
Preferred stock dividends	-	-	-	(3,410)	(5,784)		(9,194)
Non-controlling interest	-	-	-	(15,160)	-		(15,160)
Segment core earnings	$17,784	$3,842	$6,181	$(9,185)	$(9,034	) (5)	$9,588

Total assets at carrying value	$2,393,213	$1,388,054	$2,431,811	$2,009,664	$-		$8,222,742
Total principal balance of on- and off-balance sheet program assets	7,761,847	1,365,993	2,353,453	-	-		11,481,293

(1)
Includes reconciling adjustments for yield maintenance income, discount amortization on certain prepaid loans and amortization of premiums on assets consolidated at fair value to reflect core earnings amounts.

(2)
Based on effective funding cost determined for each operating segment, including expenses related to interest rate swaps, which are included in losses on financial derivatives on the GAAP financial statements.

(3)
Includes reconciling adjustments for the reclassification of yield maintenance income, discount amortization on certain prepaid loans, expenses related to interest rate swaps and fair value adjustments on loans held for sale, financial derivatives and trading assets.

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

Financial information included in this report is consolidated to include the accounts of Farmer Mac and its subsidiaries, Farmer Mac Mortgage Securities Corporation and Farmer Mac II LLC.  Farmer Mac II LLC was formed as a Delaware limited liability company in December 2009 to operate substantially all of the business related to the Farmer Mac II program – primarily the acquisition of USDA-guaranteed portions.  The business operations of Farmer Mac II LLC began in January 2010.  Since then, Farmer Mac has operated only that part of the Farmer Mac II program that involves the issuance of Farmer Mac II Guaranteed Securities to investors other than Farmer Mac or Farmer Mac II LLC.

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

Management’s expectations for Farmer Mac’s future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties.  Various factors or events could cause Farmer Mac’s actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under “Risk Factors” in Part I, Item 1A of Farmer Mac’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 16, 2011, as well as uncertainties regarding:

•	the availability to Farmer Mac and Farmer Mac II LLC of debt financing and, if available, the reasonableness of rates and terms;
•	legislative or regulatory developments that could affect Farmer Mac, including those related to the Dodd-Frank Act;
•	fluctuations in the fair value of assets held by Farmer Mac and Farmer Mac II LLC;
•
the rate and direction of development of the secondary market for agricultural mortgage and rural utilities loans, including lender interest in Farmer Mac credit products and the Farmer Mac secondary market;

•	the general rate of growth in agricultural mortgage and rural utilities indebtedness;
•	the impact of economic conditions and real estate values on agricultural mortgage lending;
•	developments in the financial markets, including possible investor, analyst and rating agency reactions to events involving GSEs, including Farmer Mac; and
•	financial market volatility, including the future level and direction of interest rates, commodity prices, and export demand for U.S. agricultural products.

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

Overview

Farmer Mac remains well positioned to continue to fulfill its congressional mission to provide capital and liquidity to rural America.  During the quarter, 90-day delinquencies improved and Farmer Mac’s capital position remained well above its minimum capital and risk-based capital requirements despite a GAAP net loss for third quarter 2011, which was attributable to changes in the fair values of the Corporation’s financial derivatives.  Although Farmer Mac’s overall program business volume decreased during third quarter 2011, the Corporation added $1.5 billion of new program volume that partially offset the maturity of two large AgVantage securities and principal paydowns on other program assets.  The decrease in overall program volume was primarily attributable to the maturity of a $475.0 million AgVantage security that was not replaced with new business, as well as a strong agricultural economy in which borrowers had more cash and fewer borrowing needs, resulting in a decreased need by lenders for the secondary market tools offered by Farmer Mac.  This decrease in overall program volume did not have an overall negative effect on Farmer Mac’s core earnings, a non-GAAP measure, as core earnings increased during third quarter 2011 compared to both the previous quarter and third quarter 2010.

During third quarter 2011, Farmer Mac had a net loss attributable to common stockholders of $23.0 million ($2.22 per diluted common share), compared to net income of $6.0 million ($0.56 per diluted common share) in third quarter 2010.  The decline in Farmer Mac’s third quarter 2011 GAAP financial results was almost entirely attributable to the effects of fair value changes on its financial derivatives.  Although Farmer Mac’s financial derivatives provide effective economic hedges of interest rate risk, they are not designated in hedge relationships for accounting purposes and are required to be reported at fair value, with changes in fair value recorded in earnings as they occur.  The fair values of Farmer Mac’s financial derivatives are sensitive to changes in long-term interest rates.  If long-term interest rates increase, Farmer Mac’s financial derivatives generally increase in fair value.  Conversely, if long-term interest rates decrease, Farmer Mac’s financial derivatives generally decrease in fair value.  For example, the 10-year Treasury rate decreased approximately 124 basis points in third quarter 2011.  During this period, Farmer Mac recorded unrealized fair value losses on its financial derivatives of $55.2 million. Although these fair value changes are expected to have no permanent effect on earnings or capital if held to maturity, as is expected, they can contribute significant volatility in periodic GAAP earnings, as evident during third quarter 2011.

During third quarter 2011, Farmer Mac’s new program volume totaled $1.5 billion, bringing total year-to-date new program volume to $3.0 billion and total outstanding loans, guarantees and commitments to $11.8 billion.  This compares to new program volume of $1.1 billion and $1.7 billion, respectively, for the same periods in 2010 and total outstanding loans, guarantees and commitments of $11.5 billion as of September 30, 2010.  Third quarter new business volume included purchases of $1.0 billion of AgVantage securities issued by Metropolitan Life Insurance Company (“MetLife”) with maturities ranging between three and ten years, which replaced maturing AgVantage securities of $1.0 billion issued by MetLife that had been held by third party investors and accounted for as off-balance sheet guarantees by Farmer Mac.  Although the third quarter 2011 MetLife transactions did not increase the overall level of outstanding program volume, they effectively extended the duration of the AgVantage securities that had matured and should provide increased future profitability because the net interest margin earned by Farmer Mac holding these securities on-balance sheet is expected to exceed the guarantee fee earned on the prior off-balance sheet guarantees.

As of September 30, 2011, Farmer Mac’s excess core capital above its statutory minimum capital requirement was $124.7 million.  This compares to excess core capital levels of $162.3 million and $183.2 million as of June 30, 2011 and September 30, 2010, respectively.  The decrease in Farmer Mac’s excess core capital above its statutory minimum capital requirement in third quarter 2011 was primarily attributable to (1) decreased retained earnings of $35.9 million resulting from the after-tax effect of the unrealized fair value losses on Farmer Mac’s financial derivatives and (2) an incremental increase of $20.0 million on Farmer Mac’s statutory minimum capital requirement resulting from Farmer Mac purchasing and holding on-balance sheet $1.0 billion of AgVantage securities issued by MetLife, which replaced $1.0 billion of AgVantage securities issued by MetLife previously accounted for as off-balance sheet guarantees.  As described above, these unrealized fair value losses on financial derivatives are not expected to have a permanent effect on capital if Farmer Mac holds the derivatives until maturity, as is expected.

As of the end of third quarter 2011, Farmer Mac’s 90-day delinquencies improved compared to both the previous quarter and the prior year.  Historically, from quarter to quarter, Farmer Mac’s 90-day delinquencies have fluctuated, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the annual (January 1st) and semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans.  As of the end of third quarter 2011, 90-day delinquencies were $44.9 million (1.02 percent), uncharacteristically lower than $54.6 million (1.27 percent) as of June 30, 2011.  Additionally, the September 30, 2011 90-day delinquencies were also down compared to $70.2 million (1.63 percent) as of December 31, 2010 and $64.8 million (1.53 percent) as of September 30, 2010.  Notably, as of September 30, 2011, there continued to be no 90-day delinquencies in Farmer Mac’s portfolio of ethanol facility loans, a segment of the portfolio that has included heightened levels of delinquencies for several years.

When analyzing delinquencies in its program business, Farmer Mac takes into account more than the Farmer Mac I agricultural loan delinquency percentages provided above.  The total program business includes AgVantage securities and rural utilities loans, neither of which have any delinquencies, and the USDA Guaranteed Securities and USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities, which are backed by the full faith and credit of the United States.  When these are included in the calculation, the overall level of 90-day delinquent loans in Farmer Mac’s programs as of September 30, 2011 is 0.38 percent.

Farmer Mac’s non-GAAP core earnings for third quarter 2011 was $11.2 million, up from $7.9 million in third quarter 2010.  Third quarter 2011 core earnings benefited from increased outstanding business volume compared to a year earlier, increased net interest income of $31.7 million, compared to $25.0 million in third quarter 2010 and net releases from the allowance for losses of $0.8 million as opposed to provisions of $0.5 million in the prior year.  Farmer Mac uses core earnings to measure corporate economic performance and develop financial plans because, in management’s view, core earnings is a valuable alternative measure in understanding Farmer Mac’s economic performance, transaction economics and business trends.  Core earnings differs from GAAP net income by excluding the effects of fair value accounting guidance, which are not expected to have a permanent effect on capital.  Core earnings also differs from GAAP net income by excluding specified infrequent or unusual transactions that Farmer Mac believes are not indicative of future operating results and that may not reflect the trends and economic financial performance of the Corporation’s core business.  This non-GAAP financial measure may not be comparable to similarly labeled non-GAAP financial measures disclosed by other companies.  Farmer Mac’s disclosure of this non-GAAP measure is not intended to replace GAAP information but, rather, to supplement it.

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

Results of Operations

Farmer Mac’s net loss attributable to common stockholders for third quarter 2011 was $23.0 million or $(2.22) per diluted common share, compared to net income of $6.0 million or $0.56 per diluted common share for third quarter 2010.  For the nine months ended September 30, 2011, Farmer Mac’s net income attributable to common stockholders was $0.5 million or $0.04 per diluted common share, compared to $9.6 million or $0.91 per diluted common share for the nine months ended September 30, 2010.  Farmer Mac’s non-GAAP core earnings for third quarter 2011 was $11.2 million or $1.04 per diluted common share, compared to $7.9 million or $0.74 per diluted common share for third quarter 2010.  Core earnings for the nine months ended September 30, 2011 was $30.3 million or $2.83 per diluted common share, compared to $18.6 million or $1.76 per diluted common share for the nine months ended September 30, 2010.

A reconciliation of Farmer Mac’s GAAP net (loss)/income attributable to common stockholders to core earnings is presented in the following table, and the adjustments to GAAP net (loss)/income are described in more detail below the table.

Reconciliation of GAAP Net (Loss)/Income Attributable to Common Stockholders to Core Earnings
	For the Three Months Ended
	September 30, 2011	September 30, 2010
	(in thousands, except per share amounts)

GAAP net (loss)/income attributable to common stockholders	$(23,032)	$5,997
Less the net of tax effects of:
Unrealized (losses)/gains on financial derivatives	(35,857)	2,106
Unrealized losses on trading assets	(2,361)	(1,119)
Amortization of premiums on assets consolidated at fair value	(1,489)	(1,863)
Recognition of deferred gains related to certain Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities	335	-
Net effects of settlements on agency forward contracts	(1,291)	(441)
Lower of cost or fair value adjustment on loans held for sale	6,403	(589)
Sub-total	(34,260)	(1,906)
Core earnings	$11,228	$7,903

Core earnings per share:
Basic	$1.08	$0.77
Diluted	1.04	0.74

Weighted-average shares:
Basic	10,354	10,277
Diluted	10,760	10,665

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
	(in thousands, except per share amounts)

GAAP net income attributable to common stockholders	$461	$9,588
Less the net of tax effects of:
Unrealized losses on financial derivatives	(31,316)	(23)
Unrealized (losses)/gains on trading assets	(230)	4,357
Amortization of premiums on assets consolidated at fair value	(4,775)	(5,246)
Recognition of deferred gains related to certain Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities	2,958	-
Net effects of settlements on agency forward contracts	(2,283)	(329)
Lower of cost or fair value adjustment on loans held for sale	5,776	(2,009)
Issuance costs on the retirement of preferred stock	-	(5,784)
Sub-total	(29,870)	(9,034)
Core earnings	$30,331	$18,622

Core earnings per share:
Basic	$2.94	$1.82
Diluted	2.83	1.76

Weighted-average shares:
Basic	10,328	10,211
Diluted	10,715	10,576

Farmer Mac excludes the after-tax effect of unrealized (losses)/gains resulting from changes in the fair values of financial derivatives and trading assets from core earnings.  Changes in the fair values of financial derivatives and trading assets have historically contributed significant volatility to Farmer Mac’s periodic GAAP earnings.  Consistent with that trend, for the three and nine months ended September 30, 2011, Farmer Mac recorded unrealized losses of $55.2 million ($35.9 million after-tax) and $48.2 million ($31.3 million after-tax), respectively, for fair value changes on its financial derivatives, compared to unrealized gains of $3.2 million ($2.1 million after-tax) and unrealized losses of $35,000 ($23,000 after-tax) for the same periods in 2010, respectively.  Fair value losses on trading assets totaled $3.6 million ($2.4 million after tax) and $0.4 million ($0.2 million after-tax) for the three and nine months ended September 30, 2011, respectively, compared to losses of $1.7 million ($1.1 million after-tax) and gains of $6.7 million ($4.4 million after-tax) for the three and nine months ended September 30, 2010, respectively.  While these volatile changes in fair values of derivatives and trading assets may at times produce significant income, they may also produce significant losses.  Future changes in those values cannot be reliably predicted; however, as of September 30, 2011, the cumulative fair value of after-tax losses recorded on financial derivatives was $78.2 million.  Over time, Farmer Mac will realize in earnings the net effect of the cash settlements on its interest rate swap contracts, which will on its own produce either income or expense, but is expected to generate positive effective net spread when combined with the interest received and paid on the assets and liabilities Farmer Mac holds on its balance sheet.  Any positive effective net spread would continue to build retained earnings and capital over time.  Although the unrealized fair value fluctuations experienced throughout the term of the financial derivatives will temporarily impact earnings and capital, those fluctuations are not expected to have any permanent effect if the financial derivatives are held to maturity, as is expected.

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

In January 2010, Farmer Mac contributed substantially all of the assets, in excess of $1.1 billion, comprising the Farmer Mac II program to a subsidiary, Farmer Mac II LLC.  Farmer Mac transferred these assets at their fair value, which resulted in an unamortized premium of $39.1 million being recorded by Farmer Mac II LLC.  This premium is being amortized over the estimated remaining lives of the USDA-guaranteed portions that were transferred.  The after-tax effect of this premium, along with the premium described above, is excluded from Farmer Mac’s core earnings.

At the time of transfer of the assets to Farmer Mac II LLC, Farmer Mac had after-tax unrealized gains of $7.0 million recorded in accumulated other comprehensive income related to fair value changes of Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities designated as available-for-sale.  For the three and nine months ended September 30, 2011, Farmer Mac reclassified $0.5 million ($0.3 million after-tax) and $4.6 million ($3.0 million after-tax) of these gains into earnings based on the estimated remaining lives of the related USDA-guaranteed portions.  These gains are presented as “Other income” on the condensed consolidated statements of operations.  Farmer Mac will recognize in earnings the remainder of these deferred gains over the estimated remaining lives of the USDA-guaranteed portions.  These gains, along with the premium amortization described above, are excluded from Farmer Mac’s core earnings because they will have no economic effect on Farmer Mac’s financial performance if the assets are held to maturity, as is expected.

Farmer Mac routinely enters into forward sales contracts on the debt of other GSEs to reduce its interest rate exposure on forecasted future debt issuances.  In its calculation of core earnings, Farmer Mac reverses the gains or losses resulting from the net settlement of these contracts in the period of settlement and amortizes them over the estimated lives of the associated debt issuances.  The after-tax net effect of these items is shown as a reconciling item in the table above.

Unrealized gains and losses recorded to adjust the carrying value of loans held for sale to the lower of cost or fair value are also excluded from core earnings.  Farmer Mac recorded gains of $9.9 million ($6.4 million after-tax) and $8.9 million ($5.8 million after-tax) during the three and nine months ended September 30, 2011, respectively.  During the three and nine months ended September 30, 2010, Farmer Mac recorded losses of $0.9 million ($0.6 million after-tax) and losses of $3.1 million ($2.0 million after-tax), respectively.  The after-tax net effect of these gains and losses is omitted from Farmer Mac’s core earnings.

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

Net Interest Income.  Net interest income for the three and nine months ended September 30, 2011 was $31.7 million and $87.9 million, respectively, compared to $25.0 million and $70.3 million, respectively, for the same periods during 2010.  Net interest income includes guarantee fees related to certain Farmer Mac Guaranteed Securities with beneficial interests owned by third party investors.  For the three and nine months ended September 30, 2011, these guarantee fees resulted in an increase in net interest income of $0.8 million and $2.5 million, respectively, and a decrease in the net interest yield of 5 basis points and 6 basis points, respectively.  For the three and nine months ended September 30, 2010, these guarantee fees resulted in an increase in net interest income of $1.0 million and $3.7 million, respectively, and a decrease in the net interest yield of 13 basis points and 17 basis points, respectively.  The decrease in the net interest yield is the result of the average rate earned on guarantee fees being lower than the net interest spread earned on assets Farmer Mac purchases and holds on-balance sheet.  Excluding the impacts of these guarantee fees, the net interest yield was 126 basis points for the nine months ended September 30, 2011, compared to 150 basis points for the nine months ended September 30, 2010.

The following table provides information regarding interest-earning assets and funding for the nine months ended September 30, 2011 and 2010.  The balance of non-accruing loans is included in the average balance of interest-earning loans and Farmer Mac Guaranteed Securities and USDA Guaranteed Securities presented, though the related income is accounted for on a cash basis.  Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly.  The balance of consolidated loans with beneficial interests owned by third parties is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities.  The interest income and expense associated with these trusts are shown net in the net effect of consolidated trusts.  The average rate earned on cash and investments reflects lower short-term market rates during the first nine months of 2011 compared to the first nine months of 2010.  The lower average rate on loans, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities during the nine months ended September 30, 2011 reflects the decline in market rates reflected in the rates on loans acquired or reset during the past year.  The lower average rate on Farmer Mac’s notes payable due within one year is consistent with general trends in average short-term rates during the periods presented.  The downward trend in the average rate on notes payable due after one year reflects the retirement of older debt and the issuance of new debt at lower market rates.

	For the Nine Months Ended
	September 30, 2011			September 30, 2010
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$2,447,032	$21,100	1.15%	$1,576,100	$19,303	1.63%
Loans, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities (1)	6,569,953	152,599	3.10%	4,328,706	112,070	3.45%
Total interest-earning assets	$9,016,985	$173,699	2.57%	$5,904,806	$131,373	2.97%
Funding:
Notes payable due within one year	$4,019,952	$6,962	0.23%	$2,981,082	$7,353	0.33%
Notes payable due after one year (2)	4,529,535	81,292	2.39%	2,502,849	57,447	3.06%
Total interest-bearing liabilities (3)	8,549,487	88,254	1.38%	5,483,931	64,800	1.58%
Net non-interest-bearing funding	467,498	-		420,875	-
Total funding	9,016,985	88,254	1.31%	5,904,806	64,800	1.46%
Net interest income/yield prior to consolidation of certain trusts	9,016,985	85,445	1.26%	5,904,806	66,573	1.50%
Net effect of consolidated trusts (4)	760,581	2,495	0.44%	1,158,766	3,701	0.43%
Adjusted net interest income/yield	$9,777,566	$87,940	1.20%	$7,063,572	$70,274	1.33%

(1)	Excludes interest income of $28.3 million and $45.3 million in 2011 and 2010, respectively, related to consolidated trusts with beneficial interests owned by third parties.
(2)	Includes current portion of long-term notes.
(3)	Excludes interest expense of $25.9 million and $41.6 million in 2011 and 2010, respectively, related to consolidated trusts with beneficial interests owned by third parties.
(4)	Includes the effect of consolidated trusts with beneficial interests owned by third party investors.

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

	For the Nine Months Ended September 30, 2011
	Compared to the Nine Months Ended
	September 30, 2010
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$(12,603)	$14,400	$1,797
Loans, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	(27,477)	68,006	40,529
Total	(40,080)	82,406	42,326
Expense from interest-bearing liabilities	(19,428)	42,882	23,454
Change in net interest income prior to consolidation of certain trusts (1)	$(20,652)	$39,524	$18,872

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

Farmer Mac uses interest rate swap contracts to manage its interest rate risk exposure by modifying the interest rate reset or maturity characteristics of certain assets and liabilities.  Farmer Mac accounts for its financial derivatives as undesignated financial derivatives.  Accordingly, the Corporation records the income or expense related to financial derivatives as gains and losses on financial derivatives.  For the three months ended September 30, 2011, this accounting for financial derivatives increased the net interest yield by $10.4 million (42 basis points), compared to $9.0 million (57 basis points) for the three months ended September 30, 2010.  For the nine months ended September 30, 2011, the accounting for financial derivatives increased the net interest yield by $28.7 million (42 basis points), compared to $26.0 million (59 basis points) for the nine months ended September 30, 2010.

Farmer Mac’s net interest income and net interest yields for the three months ended September 30, 2011 and 2010 included the benefits of yield maintenance payments of $0.1 million (less than one basis point) and $0.3 million (2 basis points), respectively.  The net interest income and net interest yields for the nine months ended September 30, 2011 and 2010 included the benefits of yield maintenance payments of $0.7 million (1 basis point) and $0.6 million (1 basis point), respectively.  Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans.  Because the timing and size of these payments vary greatly, variations do not necessarily indicate positive or negative trends to gauge future financial results.

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

On January 25, 2010, Farmer Mac contributed substantially all of the assets, in excess of $1.1 billion, comprising the Farmer Mac II program to Farmer Mac’s subsidiary, Farmer Mac II LLC.  Farmer Mac transferred these assets at their fair value which resulted in an unamortized premium of $39.1 million being recorded by Farmer Mac II LLC.  This premium is being amortized over the estimated remaining lives of the USDA-guaranteed portions that were contributed.

Farmer Mac’s net interest income and net interest yield for the three months ended September 30, 2011 and 2010 included expenses of $2.3 million (9 basis points) and $2.9 million (18 basis points), respectively, related to the amortization of the premiums described above.  The net interest income and net interest yields for the nine months ended September 30, 2011 and 2010 included expenses of $7.3 million (11 basis points) and $8.1 million (18 basis points), respectively, related to this amortization.

The following table presents the net effective spread between Farmer Mac’s interest-earning assets and its net funding costs.  This spread is measured by including expense related to financial derivatives and excluding yield maintenance payments, the amortization of premiums on assets consolidated at fair value and the amortization of discounts on certain prepaid loans.  New on-balance sheet program volume added throughout 2010 and the first nine months of 2011 increased Farmer Mac’s net effective spread for the three and nine months ended September 30, 2011 to $22.8 million and $63.4 million, respectively, up from $16.2 million and $46.6 million, respectively, for the same periods in 2010.  However, the net yields were reduced to 0.93 percent and 0.94 percent for the three and nine months ended September 30, 2011, respectively, from 1.04 percent and 1.05 percent, respectively, for the same periods in 2010.  The declines in the net yields for the periods presented are mainly attributable to the addition of (1) lower yielding assets in Farmer Mac’s liquidity investment portfolio, such as U.S. Treasuries, which have a negative net yield but offer a source of contingent liquidity, and (2) on-balance sheet AgVantage securities at lower net yields than the average net yield on Farmer Mac’s existing portfolio.  The new AgVantage securities purchased by Farmer Mac during third quarter effectively replaced the business volume of maturing AgVantage securities previously accounted for as off-balance sheet guarantees that did not previously contribute to net interest income and net yield.  These new AgVantage securities should provide increased future profitability because the net interest margin earned by Farmer Mac holding these securities on-balance sheet is expected to exceed the guarantee fee earned on the prior off-balance sheet guarantees.  See Note 8 to the condensed consolidated financial statements for more information regarding net effective spread for Farmer Mac’s individual business segments.

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2011		September 30, 2010		September 30, 2011		September 30, 2010
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income/yield prior to consolidation of certain trusts	$30,927	1.26%	$24,097	1.54%	$85,445	1.26%	$66,573	1.50%
Expense related to financial derivatives	(10,375)	-0.42%	(8,961)	-0.57%	(28,695)	-0.42%	(26,029)	-0.59%
Yield maintenance payments	(77)	0.00%	(339)	-0.02%	(699)	-0.01%	(595)	-0.01%
Amortization of premiums on assets consolidated at fair value	2,290	0.09%	2,867	0.18%	7,346	0.11%	8,071	0.18%
Amortization of discounts on certain prepaid loans (1)	-	0.00%	(1,421)	-0.09%	-	0.00%	(1,421)	-0.03%
Net effective spread	$22,765	0.93%	$16,243	1.04%	$63,397	0.94%	$46,599	1.05%

(1) Includes income recognition as a result of an early payoff of a loan secured by an ethanol plant.

Release of and Provision for Loan Losses.  During the three months ended September 30, 2011, Farmer Mac recorded releases from its allowance for loan losses of $0.3 million and charge-offs of $5,000.  During the nine months ended September 30, 2011, Farmer Mac recorded provisions to its allowance for loan losses of $1.1 million and charge-offs of $0.2 million.  The releases recorded in third quarter 2011 were primarily due to a decline in estimated probable losses related to Farmer Mac’s exposure to the dairy industry.  In first quarter 2011, Farmer Mac purchased two defaulted loans pursuant to the terms of an LTSPC agreement.  This resulted in the reclassification of $1.8 million of specific allowance, which had been recorded in fourth quarter 2010, from the reserve for losses to the allowance for loan losses.  The provision for loan losses for the first nine months of 2011 reflects this reclassification as well as a decline in estimated probable losses related to Farmer Mac’s exposure to the ethanol and dairy industries.

During the three months ended September 30, 2010, Farmer Mac recorded provisions to its allowance for loan losses of $0.4 million and charge-offs of $0.5 million.  During the nine months ended September 30, 2010, Farmer Mac recorded provisions to its allowance for losses of $1.4 million, charge-offs of $0.5 million and recoveries of $2.2 million on a loan secured by an ethanol plant.  During the first nine months of 2010, Farmer Mac’s provision for loan losses also included the reclassification of $2.0 million from the reserve for losses to the allowance for loan losses upon adoption of new consolidation guidance in first quarter 2010.

As of September 30, 2011, Farmer Mac’s total allowance for loan losses was $10.7 million, compared to $9.8 million as of December 31, 2010 and $9.4 million as of September 30, 2010.  See “—Risk Management—Credit Risk – Loans.”

Release of and Provision for Losses.  During the three and nine months ended September 30, 2011, Farmer Mac recorded releases from its reserve for losses of $0.5 million and $3.3 million, respectively, compared to provisions of $0.1 million and $1.7 million for the three and nine months ended September 30, 2010, respectively.  The releases recorded in third quarter 2011 were primarily due to a decline in estimated probable losses related to Farmer Mac’s exposure to the dairy industry.  The releases recorded during the first nine months of 2011 were primarily the result of the reclassification of the $1.8 million specific allowance described above as well as a decline in estimated probable losses related to Farmer Mac’s exposure to the ethanol and dairy industries.  The provisions recorded in the first nine months of 2010 primarily related to Farmer Mac’s exposure to the ethanol industry on loans underlying LTSPCs, partially offset by the reclassification of $2.0 million from the reserve for losses to the allowance for loan losses described above.

As of September 30, 2011, Farmer Mac’s reserve for losses was $7.0 million, compared to $10.3 million as of December 31, 2010 and $9.6 million as of September 30, 2010. See “—Risk Management—Credit Risk – Loans.”

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, were $6.1 million for third quarter 2011 and $18.9 million for the nine months ended September 30, 2011, compared to $6.0 million for third quarter 2010 and $17.6 million for the nine months ended September 30, 2010.  Guarantee and commitment fees for the three and nine months ended September 30, 2011 reflect the reclassification to net interest income related to Farmer Mac Guaranteed Securities previously reported as off-balance sheet as a result of the adoption of accounting guidance on consolidation of $0.8 million and $2.5 million, respectively, compared to $1.0 million and $3.7 million, respectively for the same periods ended September 30, 2010.

Gains and Losses on Financial Derivatives.  Farmer Mac accounts for its financial derivatives as undesignated financial derivatives and does not apply hedge accounting.  The net effect of gains and losses on financial derivatives for the three and nine months ended September 30, 2011 was a net loss of $68.6 million and $82.4 million, respectively, compared to a net loss of $6.9 million and $28.5 million, respectively, for the three and nine months ended September 30, 2010.  The components of losses on financial derivatives for the three and nine months ended September 30, 2011 and 2010 are summarized in the following table:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in thousands)
Realized:
Expense related to financial derivatives	$(10,375)	$(8,961)	$(28,695)	$(26,029)
Losses due to terminations or net settlements	(2,988)	(1,172)	(5,489)	(2,441)
Unrealized (losses)/gains due to fair value changes	(55,204)	3,309	(48,184)	82
Amortization of financial derivatives transition adjustment	-	(40)	-	(120)
Losses on financial derivatives	$(68,567)	$(6,864)	$(82,368)	$(28,508)

The accrual of periodic cash settlements for interest paid or received from Farmer Mac’s interest rate swap contracts is shown as expense related to financial derivatives in the table above.  Payments or receipts to terminate derivative positions or net cash settle forward sales contracts on the debt of other GSEs and U.S. Treasury futures are included in losses due to terminations or net settlements.  Changes in the fair value of Farmer Mac’s open derivative positions are captured in unrealized losses due to fair value changes and are primarily the result of fluctuations in long-term interest rates.  The amortization of the financial derivatives transition adjustment reflects the reclassification into earnings of the unrealized losses on financial derivatives included in accumulated other comprehensive income as a result of the adoption of accounting guidance on derivatives.  Farmer Mac reclassified the remaining derivatives transition adjustment into earnings during 2010.

For the three and nine months ended September 30, 2011 and 2010, Farmer Mac was a party to interest rate swap contracts with one related party, Zions First National Bank.  Farmer Mac realized expenses of $0.5 million and $1.4 million for the three and nine months ended September 30, 2011, respectively, related to these interest rate swap contracts, compared to realized expenses of $0.6 million and $2.2 million, respectively, for the same periods in 2010.  Farmer Mac recognized unrealized losses of $0.2 million and unrealized gains of $1.4 million, for the three and nine months ended September 30, 2011, respectively, compared to unrealized gains of $0.1 million and $32,000, respectively, for the same periods in 2010, due to changes in the fair value of these interest rate swap contracts.

Gains and Losses on Trading Assets.  During the three and nine months ended September 30, 2011, Farmer Mac recognized losses on trading assets of $3.6 million and $0.4 million, respectively, compared to losses of $1.7 million and gains of $6.7 million, respectively, for the same periods in 2010.  For the three and nine months ended September 30, 2011, Farmer Mac recorded trading losses of $4.8 million and $3.1 million, respectively, related to the change in the fair value of its investment in AgFirst Farm Credit Bank preferred stock.  For the three and nine months ended September 30, 2010, Farmer Mac recorded $0.2 million of trading gains and $2.0 million of trading losses, respectively, related to the change in the fair value of its investment in AgFirst Farm Credit Bank preferred stock.

During the three and nine months ended September 30, 2011, Farmer Mac also recorded trading gains of $1.4 million and $1.7 million, respectively, related to the change in the fair value of the USDA Guaranteed Securities contributed to its subsidiary, Farmer Mac II LLC, which had previously been selected for the fair value option.  During the three and nine months ended September 30, 2010, Farmer Mac recorded trading losses of $2.1 million and trading gains of $8.5 million, respectively, related to the change in the fair value of the USDA Guaranteed Securities contributed to its subsidiary, Farmer Mac II LLC.

Of the total $3.6 million and $0.4 million of unrealized losses recognized on trading assets during the three and nine months ended September 30, 2011, respectively, losses of $3.3 million and $1.4 million, respectively, related to assets selected for the fair value option.  Of the total $1.7 million of unrealized losses and $6.7 million of unrealized gains recognized on trading assets during the three and nine months ended September 30, 2010, respectively, $1.9 million of trading losses and $6.6 million of trading gains, respectively, related to assets selected for the fair value option.

Farmer Mac made no fair value option elections during the three and nine months ended September 30, 2011 and 2010.
Gains on Sale of Available-for-Sale Investment Securities.  During the three and nine months ended September 30, 2011, Farmer Mac realized net gains of $0.1 million and $0.3 million, respectively, on sales of investment securities from its available-for-sale portfolio.  During the three and nine months ended September 30, 2010, Farmer Mac realized net gains of $24,000 and $0.3 million, respectively, on sales of investment securities from its available-for-sale portfolio.

Lower of Cost or Fair Value Adjustment on Loans Held for Sale. During the three and nine months ended September 30, 2011, Farmer Mac recorded unrealized gains of $9.9 million and $8.9 million, respectively, to adjust the carrying value of loans held for sale to the lower of cost or fair value, compared to unrealized losses of $0.9 million and $3.1 million, respectively, for the same periods in 2010. The unrealized gains recorded during 2011 resulted from the reversal of previously recognized unrealized losses as the fair value of these loans increased above their cost amounts.

Other Income.  For the three and nine months ended September 30, 2011, other income totaled $0.7 million and $5.7 million, respectively, compared to $0.1 million and $1.2 million, respectively, for the same periods in 2010.  The increase in the first nine months of  2011 was due to the recognition of $4.6 million of gains previously deferred in accumulated other comprehensive income related to fair value changes of certain Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities contributed to Farmer Mac II LLC in January 2010.

Compensation and Employee Benefits. Compensation and employee benefits were $4.8 million and $14.0 million for the three and nine months ended September 30, 2011, respectively, compared to $4.5 million and $11.9 million, respectively, for the same periods in 2010.  The increase in 2011 compared to 2010 was due to increased employee headcount, employee incentive compensation and increased costs for employee health insurance.

General and Administrative Expenses.  General and administrative expenses, including legal, independent audit, and consulting fees, were $2.5 million and $7.4 million for the three and nine months ended September 30, 2011, respectively, compared to $1.8 million and $6.3 million for the same periods in 2010.  The increase in general and administrative expenses in 2011 compared to 2010 was primarily attributable to higher rent expense beginning with the construction phase of Farmer Mac’s new office space and increased costs associated with information technology initiatives.

Other Expense.  During first quarter 2011, Farmer Mac recorded $0.9 million of expense related to the termination of an agreement with a third-party that previously provided services related to loan and security administration for certain Farmer Mac I assets.  Farmer Mac incurred no comparable termination charge in third quarter 2011 or in prior periods.  During 2010, Farmer Mac paid $0.5 million in fees to the third-party service provider.  Farmer Mac is currently performing those services in-house and expects to continue to do so in the future.

Regulatory Fees.  Regulatory fees for the three and nine months ended September 30, 2011 were $0.6 million and $1.7 million, respectively, compared to $0.6 million and $1.7 million, respectively, for the same periods in 2010.  FCA has advised Farmer Mac that its estimated fees for the federal fiscal year ending September 30, 2012 will be $2.3 million, unchanged from the federal fiscal year ended September 30, 2011.  After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.

Income Tax Expense and Benefit.  Income tax benefit totaled $14.1 million and $2.1 million for the three and nine months ended September 30, 2011, respectively, compared to income tax expense of $0.9 million and $6.0 million for the same periods in 2010, respectively.  Income tax benefit in the three months ended September 30, 2011 resulted primarily from a net loss in pre-tax income during third quarter 2011.  Income tax benefit in the nine months ended September 30, 2011 resulted primarily from a negative effective tax rate.  Farmer Mac’s effective tax rates for the three and nine months ended September 30, 2011 were 45.7 percent and (12.1) percent, respectively, compared to 6.7 percent and 15.0 percent, respectively, for the same periods in 2010.  The effective tax rate varies from the statutory federal rate of 35 percent primarily due to the income attributed to the non-controlling interest in Farmer Mac II LLC, for which Farmer Mac does not accrue income tax expense and the tax benefit received from the Corporation’s dividend received deduction for both periods.

Business Volume.  During third quarter 2011, Farmer Mac added $1.5 billion of new program volume in the form of:

•	purchases of $68.2 million of Farmer Mac I loans;
•	purchases of $1.0 billion of Farmer Mac I AgVantage securities;
•	the placement of $266.9 million of Farmer Mac I loans under LTSPCs;
•	purchases of $87.1 million of USDA-guaranteed portions of loans; and
•	purchases of $32.4 million of rural utilities loans.

Farmer Mac’s outstanding program volume was $11.8 billion as of September 30, 2011, a decrease of $375.3 million from December 31, 2010.  During the first nine months of 2011, Farmer Mac added $3.0 billion of new program volume that partially replaced maturing AgVantage securities and principal paydowns on other program assets.  Farmer Mac completed a $159.9 million LTSPC transaction during third quarter 2011, which was the largest LTSPC transaction since March 2007.  The expressed motivation of the counterparty in that transaction was to reduce its commodity concentration levels.  Farmer Mac has recently observed increased lender interest in the LTSPC product as a tool for lenders to manage their commodity concentration and borrower exposure levels as well as overall credit risk.

The following table sets forth Farmer Mac I, Farmer Mac II and Rural Utilities loan purchase, LTSPC and guarantee activities for newly originated and current seasoned loans during the periods indicated:

Farmer Mac Loan Purchases, Guarantees and LTSPCs
	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(in thousands)
Farmer Mac I:
Loans	$68,201	$82,270	$397,030	$258,453
LTSPCs	266,906	25,416	374,306	134,989
Farmer Mac Guaranteed Securities - AgVantage	1,001,500	550,000	1,801,500	550,000
Farmer Mac II:
USDA Guaranteed Securities	85,787	132,991	300,311	334,663
Farmer Mac Guaranteed Securities	1,264	6,676	3,268	20,354
Rural Utilities:
Loans	32,387	35,242	148,782	171,986
Farmer Mac Guaranteed Securities - AgVantage	-	250,000	2,796	250,000
Total purchases, guarantees and commitments	$1,456,045	$1,082,595	$3,027,993	$1,720,445

The outstanding principal balance of loans held, loans underlying LTSPCs and on- and off-balance sheet Farmer Mac Guaranteed Securities and USDA Guaranteed Securities was $11.8 billion as of September 30, 2011 compared to $12.2 billion as of December 31, 2010.  The following table sets forth information regarding those outstanding balances as of the dates indicated:

Outstanding Balance of Loans, Loans Underlying Farmer Mac
Guaranteed Securities and LTSPCs, and USDA Guaranteed Securities
	September 30,	December 31,
	2011	2010
	(in thousands)
On-balance sheet:
Farmer Mac I:
Loans	$1,192,486	$972,206
Loans held in trusts:
Beneficial interests owned by Farmer Mac	236	3,697
Beneficial interests owned by third party investors	712,690	821,411
Farmer Mac Guaranteed Securities - AgVantage	2,741,000	941,500
Farmer Mac II:
USDA Guaranteed Securities	1,380,836	1,297,439
Farmer Mac Guaranteed Securities	36,316	39,856
Rural Utilities:
Loans	474,220	339,963
Loans held in trusts:
Beneficial interests owned by Farmer Mac	386,800	400,228
Farmer Mac Guaranteed Securities - AgVantage	1,410,800	1,887,200
Total on-balance sheet	$8,335,384	$6,703,500

Off-balance sheet:
Farmer Mac I:
Farmer Mac Guaranteed Securities - AgVantage	$970,000	$2,945,000
LTSPCs	1,811,280	1,754,597
Farmer Mac Guaranteed Securities	660,673	750,217
Farmer Mac II:
Farmer Mac Guaranteed Securities	45,977	48,103
Rural Utilities:
Farmer Mac Guaranteed Securities - AgVantage	18,079	15,292
Total off-balance sheet	$3,506,009	$5,513,209
Total	$11,841,393	$12,216,709

Of the $11.8 billion outstanding principal balance of volume included in Farmer Mac’s three programs as of September 30, 2011, $5.1 billion are Farmer Mac Guaranteed Securities structured as AgVantage securities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Unlike business volume in the form of purchased loans, USDA Guaranteed Securities and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, the Farmer Mac Guaranteed Securities structured as AgVantage securities do not pay down principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due.

The following table summarizes by maturity date the outstanding principal amount of both on- and off-balance sheet AgVantage securities as of September 30, 2011.

AgVantage Balances by Year of Maturity
As of
September 30, 2011
(in thousands)

2012	$498,500
2013	307,250
2014	1,060,900
2015	550,250
2016	1,002,000
Thereafter	1,720,979
Total	$5,139,879

Of the AgVantage securities that matured during third quarter 2011, $1.0 billion issued by MetLife matured in July 2011 and $475.0 million issued by M&I Bank matured in August 2011, both of which were off-balance sheet Farmer Mac guarantees.  A portion of these maturing off-balance sheet guarantees were replaced by Farmer Mac’s purchase during third quarter 2011 of the following AgVantage securities issued by MetLife (1) a $500.0 million five-year AgVantage security, (2) a $150.0 million seven-year AgVantage security, (3) a $150.0 million ten-year AgVantage security and (4) a $200.0 million three-year AgVantage security.  All of these securities, totaling $1.0 billion, were accounted for by Farmer Mac as on-balance sheet Farmer Mac Guaranteed Securities in third quarter 2011.  Although these new issuances do not increase the overall level of outstanding program volume, they should provide increased future profitability because the net interest margin earned by Farmer Mac on the new AgVantage securities is expected to exceed the guarantee fee earned on the off-balance sheet guarantees that matured during third quarter 2011.  The maturity of the AgVantage security issued by M&I Bank resulted in a reduction of the level of outstanding AgVantage securities; however, the effect on income of the maturity of an AgVantage security, particularly off-balance sheet transactions, is not necessarily proportional to the amount of the decrease in business volume.

The weighted-average ages of the Farmer Mac I newly originated and current seasoned loans purchased during third quarter 2011 and 2010 was four months and less than one month, respectively.  Of the Farmer Mac I newly originated and current seasoned loans purchased during third quarter 2011 and 2010, 79 percent and 88 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 15.7 years and 16.7 years, respectively.

As part of fulfilling its guarantee obligations for Farmer Mac I Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90 days delinquent or in material non-monetary default at the time of purchase, out of the loan pools underlying those securities and LTSPCs, and records the purchased loans as such on its balance sheet.  The purchase price for defaulted loans purchased out of Farmer Mac I Guaranteed Securities is the current outstanding principal balance of the loan plus accrued and unpaid interest.  The purchase price for defaulted loans purchased under an LTSPC is the then-current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loans payable out of any future loan payments or liquidation proceeds as received.  The purchase price of a defaulted loan is not an indicator of the expected loss on that loan; many other factors affect expected loss, if any, on loans so purchased.  The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during third quarter 2011 and third quarter 2010 was 9.9 years and 4.6 years, respectively.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 16, 2011.

The following table presents Farmer Mac’s loan purchases of newly originated and current seasoned loans and defaulted loans purchased underlying Farmer Mac I Guaranteed Securities and LTSPCs:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(in thousands)
Farmer Mac I newly originated and current seasoned loan purchases	$68,201	$82,270	$397,030	$258,453
Defaulted loans purchased underlying Farmer Mac I Guaranteed Securities	2,921	1,133	7,292	3,456
Defaulted loans purchased underlying LTSPCs	-	781	13,974	1,861
Total loan purchases	$71,122	$84,184	$418,296	$263,770

Farmer Mac II LLC.  In January 2010, Farmer Mac contributed substantially all of the assets comprising the Farmer Mac II program (in excess of $1.1 billion) to Farmer Mac’s subsidiary, Farmer Mac II LLC.  The assets that Farmer Mac contributed to Farmer Mac II LLC consisted primarily of USDA-guaranteed portions that had not been securitized by Farmer Mac but also included $35.0 million of Farmer Mac II Guaranteed Securities.  Farmer Mac did not and will not guarantee the timely payment of principal and interest on the $1.1 billion of contributed USDA-guaranteed portions.  The contributed USDA-guaranteed portions had previously been presented as Farmer Mac II Guaranteed Securities on the condensed consolidated financial statements of Farmer Mac and are now presented as “USDA Guaranteed Securities” on the condensed consolidated balance sheets.  The financial information presented in this report reflects the accounts of Farmer Mac and its subsidiaries on a consolidated basis.  Accordingly, Farmer Mac’s reportable operating segments presented in this report will differ from the stand-alone financial statements of Farmer Mac II LLC.  Those separate financial statements are available on the website of Farmer Mac II LLC and are not incorporated in this report by reference.

The assets of Farmer Mac II LLC will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.  As of September 30, 2011, Farmer Mac II LLC held assets with a fair value of $1.5 billion, had debt outstanding of $167.0 million, had preferred stock outstanding with a liquidation preference of $250.0 million, and had $1.0 billion of common stock outstanding held by Farmer Mac.  For more information about the formation and operations of Farmer Mac II LLC and the features of the preferred stock issued by Farmer Mac II LLC in January 2010, see Notes 3, 6 and 8 to the condensed consolidated financial statements.

Outlook.  Farmer Mac continues to represent a potential source of liquidity, capital, and risk management to help lenders meet the borrowing needs of their customers.  Farmer Mac foresees opportunities for continued business growth in both the agricultural and rural utilities segments, though the pace of growth will be dictated by the capital and liquidity demands of the lenders and industries, lenders’ commodity concentrations and borrower exposure limits, and the stability of the financial markets.

The agricultural sector is made up of diverse industries that respond in different ways to changes in economic conditions.  Those industries often are affected differently, sometimes positively and sometimes negatively, by prevailing economic conditions, which results in cycles where one or more industries may be under stress at any one time.  These industries are also affected by commodity inventories, largely as a result of weather patterns and harvest conditions.  For example, volatility in the prices of feed grains such as corn, soybeans, and wheat continued during the first nine months of 2011.  The price increase of feed grains is positive for producers of these commodities but also has the potential to put pressure on the profit margins in the protein sector due to increased feed costs.

Farmer Mac’s support of the renewable energy sector is centered in ethanol production, an industry that continues to demonstrate inconsistent profitability.  Improved ethanol margins provided profit opportunities through the first nine months of 2011.  Federal support of this industry, in the form of an excise tax credit and an import tariff, are set to expire at the end of 2011, and it appears highly unlikely that the industry will see an extension of this support as it did at the end of 2010.  The Renewable Fuel Standard currently mandates targeted use of fuel from renewable sources, most especially ethanol.  However, it is uncertain whether the Renewable Fuel Standard will remain in place or be revised in the near term, especially in light of opposition from various legislators and the meat and poultry industries due to increasing feed costs.  It is also uncertain how the changes in federal support, combined with the price volatility of both corn feedstock and oil, will ultimately impact the industry.  Profit margins at the ethanol production level will likely remain relatively tight and, at times, elusive.

Conditions in the agricultural sector during the first nine months of 2011 continued to be more robust than the national economy in general.  However, agriculture is not insulated from the effects of general economic and market conditions such as the recent economic downturn and the related weak and uncertain economic conditions in the United States.  Indeed, the agricultural sector remains subject to traditional commodity price cycles, artificial influences on commodity prices such as the effect that interest rate changes have on supply and demand of commodities and their prices, and government policies concerning biofuels and import tariffs.  In addition, producers that rely on non-farm sources of income as a significant percentage of overall income may experience stress as the weakness in the general economy persists.  Farmer Mac will continue to closely monitor developments in industries and geographic areas experiencing stress.  The cyclical credit issues related to the agricultural sector are expected to remain within Farmer Mac’s historical experience.

Farmer Mac continues to closely monitor land value trends and the underlying economic effects within the marketplace, and to tailor underwriting practices to these conditions.  Although Farmer Mac underwrites loans with an emphasis on the borrower’s repayment capacity, it is noteworthy that the weighted average original LTV (based on original appraised value that has not been indexed to provide a current market value) for loans in the Farmer Mac I program (excluding loans pledged to secure AgVantage bonds) was approximately 54 percent as of September 30, 2011.  Farmer Mac also monitors the establishment and evolution of governmental policies and regulations that affect farmers, ranchers, and lenders, including agricultural polices contained in the current Farm Bill due to expire in 2012.  The USDA has begun gathering input in preparation for the expiration of the current Farm Bill.

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

Much of the electrical power generated by and for rural electric cooperatives uses coal as a fuel.  The industry is expected to require additional capital as it invests in demand-side management and clean energy projects such as natural gas-fired generating projects in response to low natural gas fuel costs.  The industry will also have to deal with future public policy initiatives, including any clean energy initiatives that may develop.  As green energy sources continue to be developed, new power transmission lines will be needed to support the development and operation of new wind and solar power plants to transfer their power from remote locations to the ultimate consumer.  These developments could lead to increased or decreased business volume for Farmer Mac in the rural utilities sector depending on how any new initiatives, legislation, or regulations are implemented and their effect on rural utilities cooperative borrowers.

In the near term, Farmer Mac expects that the majority of any new rural utilities business will be in the form of direct credit exposures to both electric distribution and generation and transmission (“G&T”) loans through purchases of those loans, rather than indirect credit exposures to those loans through AgVantage transactions.  Farmer Mac’s ability to grow the rural utilities portion of its business may be limited by Farmer Mac’s limits on borrower exposures, its overall risk tolerance, and the ability of Farmer Mac to maintain its funding costs at levels conducive to competitively price rural utilities loans.

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

Assets.  Total assets were $11.4 billion as of September 30, 2011, compared to $9.5 billion as of December 31, 2010.  This increase was primarily attributable to Farmer Mac’s purchases of $1.8 billion of Farmer Mac I AgVantage securities during 2011, all of which are held on-balance sheet and accounted for as Farmer Mac Guaranteed Securities.  As of September 30, 2011, Farmer Mac had $4.3 billion of Farmer Mac Guaranteed Securities, $1.4 billion of USDA Guaranteed Securities, $2.8 billion of loans and $1.9 billion of investment securities, compared to $2.9 billion of Farmer Mac Guaranteed Securities, $1.3 billion of USDA Guaranteed Securities, $2.6 billion of loans and $1.8 billion of investment securities as of December 31, 2010.

Liabilities and Total Equity.  During the nine months ended September 30, 2011, total liabilities increased $1.9 billion as a result of debt issued to support the growth in assets.  Total equity increased $68.2 million during the same period due to increased accumulated other comprehensive income primarily resulting from an increase in the fair value of Farmer Mac I Guaranteed Securities designated as available-for-sale due to a decline in long-term interest rates.

Regulatory Capital Compliance.  Farmer Mac was in compliance with its statutory minimum capital requirement and its risk-based capital standard as of September 30, 2011.  Farmer Mac is required to hold capital at the higher of its statutory minimum capital requirement and the amount required by its risk-based capital stress test.  As of September 30, 2011, Farmer Mac’s core capital totaled $461.3 million and exceeded its statutory minimum capital requirement of $336.6 million by $124.7 million.  As of December 31, 2010, Farmer Mac’s core capital totaled $460.6 million and exceeded its statutory minimum capital requirement of $301.0 million by $159.6 million.  On April 27, 2011, FCA published a final rule implementing changes to the method for calculating Farmer Mac’s risk-based capital requirement, which was effective in second quarter 2011.  As of September 30, 2011, Farmer Mac’s new risk-based capital stress test generated a risk-based capital requirement of $110.9 million.  Farmer Mac’s regulatory capital of $479.0 million exceeded that amount by approximately $368.1 million.  Accumulated other comprehensive income is not a component of Farmer Mac’s core capital or regulatory capital.  For further discussion of this regulatory change and for more information, see “—Regulatory Matters.”

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

Farmer Mac generally assumes 100 percent of the credit risk on loans held and loans underlying Farmer Mac I Guaranteed Securities, LTSPCs and Farmer Mac Guaranteed Securities – Rural Utilities.  Farmer Mac has direct credit exposure on loans in non-AgVantage transactions and indirect credit exposure on loans that secure AgVantage transactions, which involve a general obligation of a lender secured by qualified loans.  The credit exposure of Farmer Mac and Farmer Mac II LLC on USDA-guaranteed portions is covered by the full faith and credit of the United States.  Farmer Mac believes that the Corporation and Farmer Mac II LLC have little or no credit risk exposure to USDA-guaranteed portions because of the USDA guarantee.  As of September 30, 2011, neither Farmer Mac nor Farmer Mac II LLC had experienced credit losses on business under the Farmer Mac II program and does not expect that the Corporation or Farmer Mac II LLC will incur any such losses in the future.

Farmer Mac has established underwriting, collateral valuation and documentation standards (including interest rate shock tests for adjustable rate mortgages with initial reset periods of five years or less) for agricultural real estate mortgage loans and rural utilities loans to mitigate the risk of loss from borrower defaults and to provide guidance about the management, administration, and conduct of underwriting and appraisals to all participating sellers and potential sellers in its programs.  These standards were developed on the basis of industry norms for agricultural real estate mortgage loans and rural utilities loans and are designed to assess the creditworthiness of the borrower, as well as the value of the collateral securing the loan.  Farmer Mac evaluates and adjusts these standards on an ongoing basis based on current and anticipated market conditions.  Farmer Mac also requires sellers to make representations and warranties regarding the conformity of eligible mortgage loans to these standards, the accuracy of loan data provided to Farmer Mac and other requirements related to the loans.  Sellers are responsible to Farmer Mac for breaches of those representations and warranties, and Farmer Mac has the legal right to require a seller to cure, replace or repurchase a loan sold or transferred to Farmer Mac if any breach of a representation or warranty is discovered that was material to Farmer Mac’s decision to purchase the loan or that directly or indirectly causes a default or potential loss on a loan sold or transferred by the seller to Farmer Mac.  Pursuant to contracts with Farmer Mac and in consideration for servicing fees, Farmer Mac-approved central servicers service loans in accordance with Farmer Mac requirements.  Central servicers are responsible to Farmer Mac for serious errors in the servicing of those mortgage loans.  Detailed information regarding Farmer Mac’s underwriting and collateral valuation standards and seller eligibility requirements are presented in “Business—Farmer Mac Programs—Farmer Mac I—Underwriting and Collateral Valuation (Appraisal) Standards” and “Business—Farmer Mac Programs—Farmer Mac I—Sellers” and “Business—Farmer Mac Programs—Rural Utilities” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 16, 2011.

Farmer Mac AgVantage securities are general obligations of institutions approved by Farmer Mac and are secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  As such, all AgVantage securities are secured by current loans representing at least 100 percent of the outstanding amount of the security.  As of September 30, 2011, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future.  See “—Credit Risk – Institutional” for more information about Farmer Mac’s credit risk on AgVantage securities.

Farmer Mac has developed different underwriting standards for rural utilities loans that depend on whether direct or indirect credit exposure is assumed on a loan and whether the borrower is an electric distribution cooperative or a G&T cooperative.  As of September 30, 2011, there were no delinquencies or non-performing assets in Farmer Mac’s portfolio of rural utilities loans, which includes rural utilities loans held and rural utilities loans underlying or securing Farmer Mac Guaranteed Securities – Rural Utilities.  Farmer Mac’s direct credit exposure to rural utilities loans as of September 30, 2011 was $861.0 million, of which $833.4 million were loans to electric distribution cooperatives and $27.6 million were loans to G&T cooperatives.  Farmer Mac also had indirect credit exposure to the rural utilities loans securing Farmer Mac Guaranteed Securities – Rural Utilities structured as AgVantage securities, some of which were secured by loans to G&T cooperatives.  For more information, see “—Credit Risk – Institutional.”

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

The following table summarizes the components of Farmer Mac’s allowance for losses as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(in thousands)
Allowance for loan losses	$10,699	$9,803
Reserve for losses:
Off-balance sheet Farmer Mac I Guaranteed Securities	363	635
LTSPCs	6,628	9,677
Total allowance for losses	$17,690	$20,115

The following table summarizes the changes in the components of Farmer Mac’s allowance for losses for the three and nine months ended September 30, 2011 and 2010:

	September 30, 2011			September 30, 2010
	Allowance		Total	Allowance		Total
	for Loan	Reserve	Allowance	for Loan	Reserve	Allowance
	Losses	for Losses	for Losses	Losses	for Losses	for Losses
	(in thousands)
For the Three Months Ended:
Beginning Balance	$11,053	$7,443	$18,496	$9,495	$9,470	$18,965
Provision for/(release of) losses	(349)	(452)	(801)	412	105	517
Charge-offs	(5)	-	(5)	(465)	-	(465)
Recoveries	-	-	-	-	-	-
Ending Balance	$10,699	$6,991	$17,690	$9,442	$9,575	$19,017

For the Nine Months Ended:
Beginning Balance	$9,803	$10,312	$20,115	$6,292	$7,895	$14,187
Provision for/(release of) losses	1,092	(3,321)	(2,229)	1,392	1,680	3,072
Charge-offs	(196)	-	(196)	(465)	-	(465)
Recoveries	-	-	-	2,223	-	2,223
Ending Balance	$10,699	$6,991	$17,690	$9,442	$9,575	$19,017

During the three and nine months ended September 30, 2011, Farmer Mac recorded releases from its allowance for losses of $0.8 million and $2.2 million, respectively, compared to provisions of $0.5 million and $3.1 million, respectively, for the same periods in 2010.  Farmer Mac recorded charge-offs of $5,000 and $0.2 million for the three and nine months ended September 30, 2011, respectively, compared to $0.5 million of charge-offs during the same periods in 2010.  Farmer Mac had no recoveries during the first nine months of 2011, compared to $2.2 million of recoveries during the first nine months of 2010.  There was no previously accrued or advanced interest on loans or Farmer Mac I Guaranteed Securities charged off in third quarter 2011 or 2010.  As of September 30, 2011, Farmer Mac’s allowance for losses totaled $10.7 million, or 24 basis points of the outstanding principal balance of loans held and loans underlying Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs, compared to $20.1 million or 47 basis points as of December 31, 2010.

As of September 30, 2011, Farmer Mac’s 90-day delinquencies were $44.9 million (1.02 percent), compared to $64.8 million (1.53 percent) as of September 30, 2010.  As of September 30, 2011 there were no ethanol loans in the 90-day delinquencies, compared to $10.9 million as of September 30, 2010.  As of September 30, 2011, Farmer Mac’s non-performing assets totaled $64.1 million (1.46 percent), compared to $78.4 million (1.86 percent) as of September 30, 2010.  Loans that have been restructured were insignificant and are included within the reported 90-day delinquency and non-performing asset disclosures.  Historically, from quarter to quarter, Farmer Mac’s 90-day delinquencies and non-performing assets have fluctuated, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the annual (January 1st) and semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans, although 90-day delinquencies decreased slightly at the end of third quarter 2011.

When analyzing delinquencies in its program business, Farmer Mac takes into account more than the Farmer Mac I agricultural loan delinquency percentages provided above.  The total program business includes AgVantage securities and rural utilities loans, neither of which have any delinquencies, and the USDA Guaranteed Securities and USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities, which are backed by the full faith and credit of the United States.  When these are included in the calculation, the overall level of 90-day delinquent loans in Farmer Mac’s programs is 0.38 percent as of September 30, 2011.

As of September 30, 2011, Farmer Mac’s ethanol exposure, which includes loans held and loans subject to LTSPCs, was $180.6 million on 27 different plants, with an additional $31.7 million of undisbursed commitments.  Other than the undisbursed commitments and the servicing of troubled ethanol loans, Farmer Mac does not expect to add additional ethanol loans to its portfolio.

The following table presents historical information regarding Farmer Mac’s non-performing assets and 90-day delinquencies in the Farmer Mac I program compared to the principal balance of all Farmer Mac I loans held and loans underlying Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs:

	Outstanding
	Loans,			Less:
	Guarantees(1),	Non-		REO and
	LTSPCs	performing		Performing	90-day
	and REO	Assets	Percentage	Bankruptcies	Delinquencies	Percentage
	(dollars in thousands)
As of:
September 30, 2011	$4,381,264	$64,137	1.46%	$19,289	$44,848	1.02%
June 30, 2011	4,315,987	67,254	1.56%	12,621	54,633	1.27%
March 31, 2011	4,314,328	69,706	1.62%	12,382	57,324	1.33%
December 31, 2010	4,304,120	81,778	1.90%	11,530	70,248	1.63%
September 30, 2010	4,225,346	78,448	1.86%	13,648	64,800	1.53%
June 30, 2010	4,299,417	71,300	1.66%	15,289	56,011	1.30%
March 31, 2010	4,303,663	83,977	1.95%	13,542	70,435	1.64%
December 31, 2009	4,396,642	62,020	1.41%	12,494	49,526	1.13%
September 30, 2009	4,379,450	84,779	1.94%	25,341	59,438	1.36%

(1) Excludes loans underlying AgVantage securities.

As of September 30, 2011, Farmer Mac individually analyzed $57.7 million of its $92.5 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values.  Farmer Mac evaluated the remaining $34.8 million of impaired assets for which updated valuations were not available in the aggregate in consideration of their similar risk characteristics and historical statistics.  As of September 30, 2011, Farmer Mac had recorded specific allowances of $7.5 million for under-collateralized assets.  As of September 30, 2011, Farmer Mac’s non-specific or general allowances were $10.2 million.

As of September 30, 2011, the weighted-average original loan-to-value ratio (“LTV”) for Farmer Mac I loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) was 54.3 percent, and the weighted-average original LTV for all non-performing assets was 54.7 percent.

The following table presents outstanding Farmer Mac I loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and non-performing assets as of September 30, 2011 by year of origination, geographic region and commodity/collateral type.

Farmer Mac I Non-performing Assets as of September 30, 2011
	Distribution of	Outstanding
	Outstanding	Loans,
	Loans,	Guarantees,	Non-	Non-
	Guarantees,	LTSPCs	performing	performing
	LTSPCs and REO	and REO (1)	Assets (2)	Asset
	(dollars in thousands)
By year of origination:
Before 2000	14%	$606,488	$16,983	2.80%
2000	2%	97,276	1,087	1.12%
2001	4%	177,961	7,044	3.96%
2002	5%	238,165	4,586	1.93%
2003	7%	285,467	3,974	1.39%
2004	7%	288,065	1,497	0.52%
2005	8%	370,554	3,344	0.90%
2006	9%	408,516	7,741	1.89%
2007	9%	388,983	14,096	3.62%
2008	9%	393,702	2,007	0.51%
2009	7%	290,385	1,778	0.61%
2010	11%	480,223	-	0.00%
2011	8%	355,479	-	0.00%
Total	100%	$4,381,264	$64,137	1.46%

By geographic region (3):
Northwest	18%	$772,640	$14,706	1.90%
Southwest	35%	1,581,303	8,744	0.55%
Mid-North	20%	865,731	16,892	1.95%
Mid-South	11%	488,703	10,426	2.13%
Northeast	7%	293,047	10,236	3.49%
Southeast	9%	379,840	3,133	0.82%
Total	100%	$4,381,264	$64,137	1.46%

By commodity/collateral type:
Crops	41%	$1,811,004	$23,322	1.29%
Permanent plantings	19%	841,412	25,216	3.00%
Livestock	30%	1,258,263	6,489	0.52%
Part-time farm	6%	255,985	8,459	3.30%
AgStorage and processing
(including ethanol facilities)	4%	193,144	-	0.00%
Other	0%	21,456	651	3.03%
Total	100%	$4,381,264	$64,137	1.46%

(1)	Excludes loans underlying AgVantage securities.
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

The following table presents Farmer Mac’s cumulative net credit losses relative to the cumulative original balance for all Farmer Mac I loans purchased and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) as of September 30, 2011, by year of origination, geographic region and commodity/collateral type.  The purpose of this information is to present information regarding losses relative to original Farmer Mac I purchases, guarantees and commitments.

Farmer Mac I Credit Losses Relative to all
Cumulative Original Loans, Guarantees and LTSPCs
as of September 30, 2011
	Cumulative
	Original Loans,	Cumulative	Cumulative
	Guarantees and	Net Credit	Loss
	LTSPCs	Losses	Rate
	(dollars in thousands)
By year of origination:
Before 2000	$6,546,356	$9,025	0.14%
2000	770,713	2,936	0.38%
2001	1,133,645	177	0.02%
2002	1,160,165	-	0.00%
2003	968,305	58	0.01%
2004	705,114	116	0.02%
2005	841,940	69	0.01%
2006	862,438	7,714	0.89%
2007	635,058	1,523	0.24%
2008	629,125	3,257	0.52%
2009	398,061	1,193	0.30%
2010	527,674	-	0.00%
2011	375,256	-	0.00%
Total	$15,553,850	$26,068	0.17%
By geographic region (1):
Northwest	$2,928,947	$11,027	0.38%
Southwest	5,870,551	7,495	0.13%
Mid-North	2,662,412	6,815	0.26%
Mid-South	1,420,470	(356)	-0.03%
Northeast	1,387,404	83	0.01%
Southeast	1,284,066	1,004	0.08%
Total	$15,553,850	$26,068	0.17%
By commodity/collateral type:
Crops	$6,331,449	$2,733	0.04%
Permanent plantings	3,434,761	9,714	0.28%
Livestock	4,049,997	3,616	0.09%
Part-time farm	1,036,009	503	0.05%
AgStorage and processing
(including ethanol facilities) (2)	555,499	9,502	1.71%
Other	146,135	-	0.00%
Total	$15,553,850	$26,068	0.17%

(1)
Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX);Northeast (CT,DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS, SC).

(2)
Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction and, as of September 30, 2011, approximately $31.7 million of the loans were not yet disbursed by the lender.

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

Analysis of portfolio performance by geographic distribution indicates that, while commodities are the primary determinant of exposure to loss, within most commodity groups certain geographic areas allow greater economies of scale or proximity to markets than others and, consequently, result in more successful operators within the commodity group.  Likewise, certain geographic areas offer better growing conditions than others and, consequently, result in more versatile and more successful operators within a given commodity group – and the ability to switch crops among commodity groups.  As of September 30, 2011, the properties that secure Farmer Mac’s non-performing assets were not concentrated in any region of the country.

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

Outstanding AgVantage on-balance sheet Farmer Mac I Guaranteed Securities totaled $2.7 billion and $0.9 billion as of September 30, 2011 and December 31, 2010, respectively.  Farmer Mac Guaranteed Securities – Rural Utilities structured as AgVantage transactions issued by CFC totaled $1.4 billion and $1.9 billion as of September 30, 2011 and December 31, 2010, respectively.  In addition, outstanding off-balance sheet AgVantage transactions totaled $1.0 billion and $3.0 billion as of September 30, 2011 and December 31, 2010, respectively.  See “—Business Volume” for information about off-balance sheet AgVantage securities that matured during third quarter 2011.  The following table provides information about the issuers of AgVantage securities, as well as the required collateralization levels for those transactions as of September 30, 2011 and December 31, 2010.

	September 30, 2011			December 31, 2010
		Credit	Required		Credit	Required
Counterparty	Balance	Rating	Collateralization	Balance	Rating	Collateralization
	(dollars in thousands)

MetLife (1)	$2,750,000	AA-	103%	$2,750,000	AA-	103%
CFC	1,428,879	A	100%	1,902,492	A	100%
M&I Bank (2)	-			475,000	BBB- *+	106%
Rabo Agrifinance, Inc.	900,000	N/A	106%	600,000	N/A	106%
Rabobank N.A.	50,000	N/A	106%	50,000	N/A	106%
Other (3)	11,000	N/A	111% to 120%	11,500	N/A	111% to 120%
Total outstanding	$5,139,879			$5,788,992

(1)	Includes securities issued by Metropolitan Life Insurance Company and MetLife Insurance Company of Connecticut.
(2)	M&I Bank was on credit watch positive (*+) as of December 31, 2010.
(3)	Consists of AgVantage securities issued by 4 different issuers as of September 30, 2011 and December 31, 2010.

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

Credit Risk – Other Investments.  As of September 30, 2011, Farmer Mac had $825.0 million of cash and cash equivalents and $1.9 billion of investment securities.  The management of the credit risk inherent in these investments is governed by Farmer Mac’s own policies and regulations promulgated by FCA, including dollar amount, issuer concentration, and credit quality limitations.  Those regulations can be found at 12 C.F.R. §§ 652.1-652.45 (the “Liquidity and Investment Regulations”).

In general, FCA’s Liquidity and Investment Regulations and Farmer Mac’s policies require each investment or issuer of an investment to be highly rated by a nationally-recognized statistical rating organization (“NRSRO”).  Investments in mortgage securities and asset-backed securities are required to have a rating in the highest NRSRO category.  The maximum maturity for corporate debt securities is three years and the minimum rating is required to be in one of the three highest categories.  There are investments for which a rating is not required, such as obligations of the United States or diversified investment funds regulated under the Investment Company Act of 1940.  Investments in diversified investment funds are further limited to those funds that are holding only instruments approved for direct investment by Farmer Mac.  FCA has recently sought public comment regarding its use of credit ratings in its Liquidity and Investment Regulations for purposes of a final rule to be published at a later date.  For more information on proposed changes to the Liquidity and Investment Regulations, see “—Regulatory Matters.”

FCA’s Liquidity and Investment Regulations and Farmer Mac’s policies also establish concentration limits, which are intended to limit exposure to any one counterparty.  FCA’s Liquidity and Investment Regulations limit Farmer Mac’s total credit exposure to any single issuer of securities and uncollateralized financial derivatives to 25 percent of the Corporation’s regulatory capital (as of September 30, 2011, 25 percent of Farmer Mac’s regulatory capital was $119.8 million).  This limitation is not applied to the obligations of the United States or to qualified investment funds.  The limitation applied to the obligations of any GSE is 100 percent of Farmer Mac’s regulatory capital.  Since June 2010, Farmer Mac’s policies applicable to new investments limited the Corporation’s total exposure to any single issuer of securities (other than GSEs and government agencies) and uncollateralized financial derivatives to 5 percent of the Corporation’s regulatory capital.

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

Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage and rural utilities loans reduce, but do not eliminate, prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected.  Those provisions require borrowers to make an additional payment when they prepay their loans so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid.  Those provisions create a disincentive to prepayment and compensate the Corporation for some of its interest rate risks.  As of September 30, 2011, 9 percent of the total outstanding balance of loans in the Farmer Mac I program where Farmer Mac either owned the loan or the beneficial interest in the underlying loan had yield maintenance provisions and 5 percent had other forms of prepayment protection (together covering 24 percent of all loans with fixed interest rates).  Of the Farmer Mac I newly originated and current seasoned loans purchased in third quarter 2011, none had yield maintenance or other forms of prepayment protection.  As of September 30, 2011, none of the USDA-guaranteed portions held or underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions; however, 9 percent contained prepayment penalties.  Of the USDA-guaranteed portions purchased in third quarter 2011, 6 percent contained various forms of prepayment penalties.  As of September 30, 2011, 69 percent of the rural utilities loans owned by Farmer Mac had yield maintenance provisions.  Of the rural utilities loans purchased in third quarter 2011, 53 percent had yield maintenance provisions.  As of September 30, 2011, all of the rural utilities loans held in trusts where Farmer Mac owned the beneficial interest in the underlying loan had yield maintenance provisions.

Farmer Mac uses prepayment models to project and value cash flows associated with its program assets, taking into consideration the prepayment provisions and the default probabilities associated with these assets.  Because borrowers’ behaviors in various interest rate environments may change over time, Farmer Mac periodically evaluates the effectiveness of these models compared to actual prepayment experience and adjusts and refines the models as necessary to improve the precision of subsequent prepayment forecasts.

Farmer Mac’s $825.0 million of cash and cash equivalents mature within three months and are funded with discount notes having similar maturities.  As of September 30, 2011, $1.2 billion of the $1.9 billion of investment securities (64 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year.  Such securities are funded with floating rate medium-term notes or discount notes that closely match the rate adjustment dates of the associated investments.  As of September 30, 2011, Farmer Mac had outstanding discount notes of $4.8 billion, medium-term notes that mature within one year of $1.0 billion and medium-term notes that mature after one year of $4.1 billion.

The goal of interest rate risk management at Farmer Mac is to create and maintain a portfolio that generates stable earnings and value across a variety of interest rate environments.  Farmer Mac’s primary strategy for managing interest rate risk is to fund asset purchases with liabilities that have similar duration and cash flow characteristics so that they will perform similarly as interest rates change.  To achieve this match, Farmer Mac issues discount notes and both callable and non-callable medium-term notes across a spectrum of maturities.  Farmer Mac issues callable debt to offset the prepayment risk associated with some loans.  By using a blend of liabilities that includes callable debt, the interest rate sensitivities of the liabilities tend to increase or decrease as interest rates change in a manner similar to changes in the interest rate sensitivities of the assets.  Farmer Mac also uses financial derivatives to better match the durations of the Corporation’s assets and liabilities, thereby reducing overall interest rate sensitivity.

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

The following schedule summarizes the results of Farmer Mac’s MVE sensitivity analysis as of September 30, 2011 and December 31, 2010 to an immediate and instantaneous uniform or “parallel” shift in the yield curve.

	Percentage Change in MVE from Base
Interest Rate	September 30,	December 31,
Scenario	2011	2010

+ 300 bp	-2.2%	-1.0%
+ 200 bp	1.5%	1.9%
+ 100 bp	1.9%	2.6%
- 100 bp	*	*
- 200 bp	*	*
- 300 bp	*	*

*	As of the date indicated, a parallel shift of the U.S. Treasury yield curve by the number of basis points indicated produced negative interest rates for portions of this curve.

As of September 30, 2011, Farmer Mac’s effective duration gap, another standard measure of interest rate risk that measures the difference between the sensitivities of assets compared to that of liabilities, was minus 1.3 months, compared to minus 1.6 months as of December 31, 2010.  Duration matching of assets and the corresponding liabilities helps maintain the correlation of cash flows and stabilize portfolio earnings even when interest rates are not stable.  During 2011, Farmer Mac’s interest rate sensitivity has remained relatively stable and at relatively low levels, despite significant market volatility, a sharp decrease in interest rates and a much flatter yield curve.

Farmer Mac also calculates sensitivity of net interest income (“NII”) to changes in interest rates which represents a shorter-term measure of interest rate risk.  As of September 30, 2011, a parallel increase of 100 basis points would have decreased Farmer Mac’s NII by 6.1 percent, while a parallel decrease of 25 basis points would have decreased NII by 6.5 percent.  Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios.  As of September 30, 2011, both MVE and NII showed similar or lesser sensitivity to non-parallel shocks than to the parallel shocks.

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

As of September 30, 2011, Farmer Mac had $6.5 billion combined notional amount of interest rate and credit default swaps, with terms ranging from one to fifteen years, of which $2.0 billion were pay-fixed interest rate swaps, $3.9 billion were receive-fixed interest rate swaps, $0.5 billion were basis swaps and $10.0 million were credit default swaps.

Liquidity and Capital Resources

Farmer Mac regularly accesses the capital markets for liquidity, and Farmer Mac maintained access to the capital markets at favorable rates throughout third quarter 2011.  The capital markets experienced increased volatility during third quarter 2011, which was widely attributed to global economic conditions, continued weak U.S. economic data, and concerns surrounding Standard & Poor’s downgrade of the credit rating of the United States.  To date, Farmer Mac’s access to the capital markets at favorable rates has not been negatively affected by this market volatility.  Assuming continued access to the capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future.  Farmer Mac also has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets.  That plan involves borrowing through repurchase agreement arrangements and the sale of liquid assets.  In accordance with the calculation prescribed by FCA regulations, Farmer Mac maintains a minimum of 60 days of liquidity and a target of 90 days of liquidity.  In accordance with the methodology prescribed by those regulations, Farmer Mac maintained an average of 167 days of liquidity during third quarter 2011 and had 174 days of liquidity as of September 30, 2011.

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

Farmer Mac’s board of directors has authorized the issuance of up to $12.0 billion of discount notes and medium-term notes (of which $9.9 billion was outstanding as of September 30, 2011), subject to periodic review of the adequacy of that level relative to Farmer Mac’s borrowing requirements.  That authorization was increased from $10.0 billion to $12.0 billion in June 2011.  Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities, and liquidity investment assets in accordance with policies established by its board of directors and subject to regulations established by FCA.

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

Farmer Mac’s borrowing costs have remained at favorable levels despite continued market volatility.  Farmer Mac uses a combination of pay-fixed interest rate swaps and receive-fixed interest rate swaps to mitigate its exposure to interest rate risk and monitors the effects of actual and potential fair value changes on its regulatory capital surplus.  From time to time, Farmer Mac uses pay-fixed interest rate swaps, combined with a planned series of discount note issuances, as an alternative source of effectively fixed rate funding.  While the swap market may provide favorable effectively fixed rates, interest rate swap transactions expose Farmer Mac to the risk of future widening of its own issuance spreads versus corresponding LIBOR rates.  If the spreads on the Farmer Mac discount notes were to increase relative to LIBOR, Farmer Mac would be exposed to a commensurate reduction on its net interest yield on the notional amount of its pay-fixed interest rate swaps and its LIBOR-based floating rate assets.  Conversely, if the rates on the Farmer Mac discount notes were to decrease relative to LIBOR, Farmer Mac would benefit from a commensurate increase on its net interest yield on the notional amount of its pay-fixed interest rate swaps and its LIBOR-based floating rate assets.  Further, the use of pay-fixed interest rate swaps subject the Corporation’s regulatory capital surplus to the potential adverse effects of a reduction in the fair values of those interest rate swaps.  Farmer Mac routinely enters into receive-fixed interest rate swaps to partially offset the fair value movements of the pay-fixed interest rate swaps.  These transactions reduce the susceptibility of Farmer Mac’s regulatory capital surplus to changes in the fair values of its financial derivatives and often times result in lower effective borrowing costs.

Farmer Mac maintains cash and cash equivalents (including U.S. Treasury bills and other short-term money market instruments) and other investment securities that can be drawn upon for liquidity needs.  The following table presents these assets as of September 30, 2011 and December 31, 2010.

	September 30,	December 31,
	2011	2010
	(in thousands)
Cash and cash equivalents	$825,014	$729,920
Investment securities:
Guaranteed by U.S. Government and its agencies	906,325	929,793
Guaranteed by GSEs	610,394	405,631
Preferred stock issued by GSEs	164,268	169,524
Corporate debt securities	85,918	163,188
Asset-backed securities principally backed by Government-guaranteed student loans	145,972	95,193
Total	$2,737,891	$2,493,249

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

Farmer Mac held $62.2 million of ARCs as of September 30, 2011, compared to $64.3 million as of December 31, 2010.  As of September 30, 2011, Farmer Mac’s carrying value of its ARCs was 84 percent of par.  The discounted carrying value reflects uncertainty regarding the ability to obtain par in the absence of any active market trading.

Capital.  See “—Balance Sheet Review—Regulatory Capital Compliance” for more information about Farmer Mac’s capital position and “—Regulatory Matters” for more information about changes to the risk-based capital stress test applicable to Farmer Mac.

Other Matters

Common Stock Dividends.  For the first three quarters of 2011 and for each quarter in 2010, Farmer Mac paid a quarterly dividend of $0.05 per share on the Corporation’s Class A, Class B and Class C common stock.  Farmer Mac’s ability to pay dividends on its common stock is subject to the payment of dividends on its outstanding preferred stock.  Farmer Mac’s ability to declare and pay dividends could be restricted if it were to fail to comply with the applicable regulatory capital requirements.  See “Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement levels” in Farmer Mac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 16, 2011.

Preferred Stock Dividends.  For the first three quarters of 2011 and for each quarter in 2010, Farmer Mac paid a quarterly dividend of $12.50 per share on the Corporation’s Series C Preferred Stock.

On January 25, 2010, all of the outstanding shares of the Corporation’s Series B preferred stock was repurchased and retired.  The price paid to repurchase the Series B Preferred Stock included accrued dividends of $8.33 per share through the purchase date.

Non-controlling Interest.  For the first three quarters of 2011, Farmer Mac II LLC paid a quarterly dividend of $22.1875 per share on the company’s preferred stock.  For first, second and third quarters 2010, Farmer Mac II LLC paid a quarterly dividend of $16.02 per share, $22.1875 per share, and $22.1875 per share, respectively, on the company’s preferred stock.  Farmer Mac’s net income attributable to non-controlling interest totaled $5.5 million and $16.6 million for the three and nine months ended September 30, 2011, respectively, compared to $5.5 million and $15.2 million, respectively, for the same periods in 2010.  These amounts represent the dividends paid on the Farmer Mac II LLC preferred stock held by third parties.  Farmer Mac’s income tax expense is determined based on income before income taxes less the amount of these dividends.

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

Farmer Mac is required to hold capital at the higher of the statutory minimum capital requirement and the amount required by the risk-based capital stress test.  As of September 30, 2011, Farmer Mac’s minimum capital requirement was $336.6 million, and Farmer Mac’s core capital level was $461.3 million, $124.7 million above the minimum capital requirement.  Based on the new risk-based capital stress test that became effective in second quarter 2011, Farmer Mac’s risk-based capital requirement as of September 30, 2011 was $110.9 million, and Farmer Mac’s regulatory capital of $479.0 million exceeded that requirement by approximately $368.1 million.

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

On June 16, 2011, the FCA published in the Federal Register an advance notice of proposed rulemaking (the “ANPRM”), seeking public comment on revising Farmer Mac’s risk-based capital stress test (1) to eliminate reliance on credit ratings from NRSROs as a measure of the creditworthiness of Farmer Mac’s assets, as mandated under the Dodd-Frank Act and (2) to include a capital charge for counterparty risk related to derivatives transactions.  In addition, the ANPRM solicits comment on ways to revise Farmer Mac’s operational and strategic business planning requirements to place greater emphasis on diversity and inclusion in both Farmer Mac’s personnel as well as the borrowers and lenders who benefit from Farmer Mac’s secondary market activities.  Farmer Mac submitted a comment letter on the ANPRM on August 15, 2011.

On October 13, 2011, the FCA board approved a proposed rule to revise the Liquidity and Investment Regulations in response to the requirement under the Dodd-Frank Act for all federal agencies to review their respective regulations that refer to or require the use of credit ratings, to remove those references and requirements, and to substitute other appropriate standards of creditworthiness.  The proposed rule is pending a 30-day congressional review and has not yet been published in the Federal Register, but FCA has published a “Fact Sheet” that summarizes the proposed changes and identifies the questions on which FCA seeks comment.  Based on the Fact Sheet, included among FCA’s proposed changes to the Liquidity and Investment Regulations are requirements for due diligence and stress testing of non-program assets, increased liquidity levels and enhancements to interest rate risk management.  The proposed rule would also establish new parameters for investment eligibility, including pre-approved investments that complement Farmer Mac’s mission to serve rural America.  In addition, the proposed rule outlines for comment three possible approaches for substituting the use of credit ratings in the Liquidity and Investment Regulations, including the use of benchmark indices, the use of internal assessment by Farmer Mac, or the use of third-party assessments of creditworthiness.  Farmer Mac intends to submit a comment letter on the proposed rule before the comment period closes, which will be sixty days after publication of the proposed rule in the Federal Register.

Supplemental Information

The following tables present quarterly and annual information regarding loan purchases, guarantees and LTSPCs and outstanding loans, guarantees and LTSPCs.

Farmer Mac Purchases, Guarantees and LTSPCs
	Farmer Mac I		Farmer Mac II	Rural Utilities
	Loans and		and USDA	Loans and
	Guaranteed		Guaranteed	Guaranteed
	Securities	LTSPCs (1)	Securities	Securities	Total
	(in thousands)
For the quarter ended:
September 30, 2011	$1,069,701	$266,906	$87,051	$32,387	$1,456,045
June 30, 2011	416,930	53,248	99,275	38,674	608,127
March 31, 2011	711,899	54,152	117,253	80,517	963,821
December 31, 2010	474,216	128,752	102,858	543,966	1,249,792
September 30, 2010	632,270	25,416	139,667	285,242	1,082,595
June 30, 2010	98,235	32,430	123,062	77,726	331,453
March 31, 2010	77,948	77,143	92,288	59,018	306,397
December 31, 2009	86,872	108,646	94,936	16,009	306,463
September 30, 2009	40,732	37,083	76,119	553,644	707,578

For the year ended:
December 31, 2010	1,282,669	263,741	457,875	965,952	2,970,237
December 31, 2009	195,318	234,166	346,432	1,739,653	2,515,569

(1)	As of September 30, 2011, approximately $31.7 million of the loans underlying $555.5 million of AgStorage and processing LTSPCs (including ethanol facilities) were not yet disbursed by the lender.

Outstanding Balance of Farmer Mac Loans,
Guarantees and LTSPCs and USDA Guarantees
	Farmer Mac I		Farmer Mac II	Rural Utilities
	Loans and		and USDA	Loans and
	Guaranteed		Guaranteed	Guaranteed
	Securities	LTSPCs	Securities	Securities	Total
	(in thousands)
As of:
September 30, 2011	$6,277,085	$1,811,280	$1,463,129	$2,289,899	$11,841,393
June 30, 2011	6,803,951	1,694,470	1,425,883	2,274,193	12,198,497
March 31, 2011	6,485,156	1,712,791	1,402,831	2,235,522	11,836,300
December 31, 2010	6,434,031	1,754,597	1,385,398	2,642,683	12,216,709
September 30, 2010	6,059,184	1,697,578	1,365,993	2,353,453	11,476,208
June 30, 2010 (1)	5,544,091	1,739,979	1,300,945	2,173,660	10,758,675
March 31, 2010 (2)	5,444,448	1,846,244	1,237,539	2,183,576	10,711,807
December 31, 2009	5,224,768	2,165,706	1,199,798	2,130,832	10,721,104
September 30, 2009	5,227,939	2,135,445	1,141,570	2,266,592	10,771,546

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

Outstanding Balance of Loans Held and Loans Underlying
On-Balance Sheet Farmer Mac Guaranteed Securities and USDA Guaranteed Securities
		5-to-10-Year		Total
		ARMs &	1-Month-to-	Held in
	Fixed Rate	Resets	3-Year ARMs	Portfolio
	(in thousands)
As of:
September 30, 2011	$5,233,417	$1,192,497	$1,909,470	$8,335,384
June 30, 2011	4,193,132	1,198,740	1,907,698	7,299,570
March 31, 2011	3,835,010	1,164,567	1,893,487	6,893,064
December 31, 2010	3,662,363	1,133,871	1,907,266	6,703,500
September 30, 2010	3,006,105	1,087,714	1,883,049	5,976,868
June 30, 2010	2,269,059	1,036,781	1,885,693	5,191,533
March 31, 2010	2,365,557	1,332,369	1,820,896	5,518,822
December 31, 2009	1,923,697	723,017	1,422,403	4,069,117
September 30, 2009	2,071,801	677,593	1,382,817	4,132,211

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

(a)  Management’s Evaluation of Disclosure Controls and Procedures.  Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation’s periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation’s management on a timely basis to allow decisions regarding required disclosure.  Management, including Farmer Mac’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), has evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2011.

The Corporation carried out the evaluation of the effectiveness of Farmer Mac’s disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the CEO and CFO.  Based upon this evaluation, the CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2011.

(b) Changes in Internal Control Over Financial Reporting.  There were no changes in Farmer Mac’s internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, Farmer Mac’s internal control over financial reporting.

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

During third quarter 2011, one type of transaction occurred related to Farmer Mac common stock that was not registered under the Securities Act of 1933 and not otherwise reported on a Current Report on Form 8-K.  On July 11, 2011, pursuant to Farmer Mac’s policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 177 shares of its Class C common stock to the four directors who elected to receive such stock in lieu of their cash retainers.  The number of shares issued to the directors was calculated based on a price of $22.12 per share, which was the closing price of the Class C common stock on June 30, 2011 as reported by the New York Stock Exchange.

(b)	Not applicable.

(c)	None.

Item 3.	Defaults Upon Senior Securities

(a)	None.

(b)	None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

(a)	None.

(b)	None.

Item 6.	Exhibits

*	3.1	-	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Food, Conservation and Energy Act of 2008 (Form 10-Q filed August 12, 2008).

*	3.2	-	Amended and Restated By-Laws of the Registrant (Form 10-K filed March 16, 2011).

*	4.1	-	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.2	-	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.3	-	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Form 10-Q filed May 15, 2003).

*	4.4	-	Amended and Restated Certificate of Designation of Terms and Conditions of Non-Voting Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.7 to Form 10-Q filed November 9, 2009).

†*	10.1	-	Amended and Restated 1997 Incentive Plan (Form 10-Q filed November 14, 2003).

†*	10.1.1	-	Form of stock option award agreement under 1997 Incentive Plan (Form 10-K filed March 16, 2005).

†*	10.1.2	-	2008 Omnibus Incentive Plan (Form 10-Q filed August 12, 2008).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

†*	10.1.3	-	Form of SAR Agreement under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10 to Form 8-K filed June 11, 2008).

†*	10.1.4	-	Form of Restricted Stock Agreement (Officers) under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.1 to Form 8-K filed June 10, 2009).

†*	10.1.5	-	Form of Restricted Stock Agreement (Directors) under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.2 to Form 8-K filed June 10, 2009).

†*	10.2	-	Amended and Restated Employment Agreement dated as of April 1, 2011 between Michael A. Gerber and the Registrant (Form 10-Q filed May 10, 2011).

†*	10.3	-	Compiled Amended and Restated Employment Contract dated as of June 5, 2008 between Tom D. Stenson and the Registrant (Previously filed as Exhibit 10.4 to Form 10-Q filed August 12, 2008).

†*	10.4	-	Compiled Amended and Restated Employment Contract dated June 5, 2008 between Timothy L. Buzby and the Registrant (Previously filed as Exhibit 10.5 to Form 10-Q filed August 12, 2008).

†*	10.4.1	-	Amendment No. 6 to Employment Contract between Timothy L. Buzby and the Registrant, dated as of April 2, 2009 (Form 10-Q filed August 10, 2009).

	10.5	-	Exhibit number reserved for future use.

†*	10.6	-	Description of compensation agreement between the Registrant and its directors (Form 10-K filed March 16, 2011).

*	10.7	-	Farmer Mac I Seller/Servicer Agreement dated as of August 7, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.8	-	Medium-Term Notes U.S. Selling Agency Agreement dated as of October 1, 1998 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.9	-	Discount Note Dealer Agreement dated as of September 18, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

*#	10.10	-	ISDA Master Agreement and Credit Support Annex dated as of June 26, 1997 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).

*#	10.11	-
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

*	10.14	-	Lease Agreement, dated June 28, 2001 between EOP – Two Lafayette, L.L.C. and the Registrant (Previously filed as Exhibit 10.10 to Form 10-K filed March 27, 2002).

*#	10.15	-	Long Term Standby Commitment to Purchase dated as of August 1, 2007 between Farm Credit Bank of Texas and the Registrant (Previously filed as Exhibit 10.20 to Form 10-Q filed November 8, 2007).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

*#	10.16	-	Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-Q filed November 9, 2004).

*#	10.16.1	-	Amendment No. 1 dated as of December 8, 2006 to Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-K filed March 15, 2007).

*#	10.17	-	Central Servicer Delinquent Loan Servicing Transfer Agreement dated as of July 1, 2004 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 9, 2004).

†*	10.18	-	Form of Indemnification Agreement for Directors (Previously filed as Exhibit 10.1 to Form 8-K filed April 9, 2008).

*	10.19
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

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

*	10.25
First Supplemental Note Purchase Agreement dated as of March 24, 2011 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant (Form 10-Q filed May 10, 2011).

**	10.26		Amended and Restated Master Sale and Servicing Agreement dated as of August 12, 2011 between National Rural Utilities Cooperative Finance Corporation and the Registrant.

*#	10.27
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
Certification of Chief Executive Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	-
Certification of Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	-
Certification of Chief Executive Officer and Chief Financial Officer relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

November 9, 2011

	By:	/s/ Michael A. Gerber
Michael A. Gerber President and Chief Executive Officer (Principal Executive Officer)

/s/ Timothy L. Buzby
Timothy L. Buzby Senior Vice President – Chief Financial Officer and Treasurer (Principal Financial Officer)