Form 10-K
period 2011-12-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2012-03-15
CIK 845877

As filed with the Securities and Exchange Commission on
March 15, 2012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.
Commission File Number 001-14951
 ____________________________________________________________

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
(Exact name of registrant as specified in its charter)

Federally chartered instrumentality of the United States	52-1578738
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1999 K Street, N.W., 4th Floor, Washington, D.C.	20006
(Address of principal executive offices)	(Zip code)

(202) 872-7700
(Registrant's telephone number, including area code)

1133 Twenty-First Street, N.W., Suite 600, Washington, D.C. 20036
(Registrant's former address)

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
Yes        ☒                                No          ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. §229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes        ☐                                No           ☒
The aggregate market value of the Class A voting common stock and Class C non-voting common stock held by non-affiliates of the registrant was 210,270,506 as of June 30, 2011, based upon the closing prices for the respective classes on June 30, 2011 reported by the New York Stock Exchange.  For purposes of this information, the outstanding shares of Class C non-voting common stock owned by directors and executive officers of the registrant were deemed to be held by affiliates.  The aggregate market value of the Class B voting common stock is not ascertainable due to the absence of publicly available quotations or prices for the Class B voting common stock as a result of the limited market for, and infrequency of trades in, Class B voting common stock and the fact that any such trades are privately negotiated transactions.

As of March 1, 2012, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock and 8,832,485 shares of Class C non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant's 2012 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K as described herein).

PART I

Item 1.	Business

General

The Federal Agricultural Mortgage Corporation ("Farmer Mac" or the "Corporation") is a stockholder-owned, federally chartered corporation that combines private capital and public sponsorship to serve a public purpose.  Congress has charged Farmer Mac with the mission of providing a secondary market for a variety of loans made to borrowers in rural America.  A secondary market is an economic arrangement in which the creators or owners of financial investments, such as the originators of loans, may sell all or part of their interests or otherwise offset, for a fee, some or all of the inherent risks of holding those investments.  Farmer Mac's main secondary market activities are:

•	purchasing eligible loans directly from lenders;

•	providing advances against eligible loans by purchasing obligations secured by those loans;

•	securitizing assets and guaranteeing the payment of principal and interest on the resulting securities that represent interests in, or obligations secured by, pools of eligible loans; and

•	issuing long-term standby purchase commitments ("LTSPCs") for eligible loans.

Securities guaranteed by Farmer Mac may be retained by the seller of the underlying assets, retained by Farmer Mac, or sold to third party investors.

Farmer Mac was established, and continues to exist, under federal legislation first enacted in 1988 and amended as recently as 2008 – Title VIII of the Farm Credit Act of 1971, as amended (12 U.S.C. §§ 2279aa et seq.), which is sometimes referred to as Farmer Mac's charter.  Farmer Mac is known as a government-sponsored enterprise ("GSE") by virtue of the status conferred by its charter.  The charter provides that Farmer Mac has the power to establish, acquire, and maintain affiliates (as defined in the charter) under applicable state law to carry out any activities that otherwise would be performed directly by the Corporation.  Farmer Mac established its two existing subsidiaries, Farmer Mac II LLC and Farmer Mac Mortgage Securities Corporation, under that power.

Farmer Mac is an institution of the Farm Credit System (the "FCS"), which is composed of the banks, associations and related entities, including Farmer Mac and its subsidiaries, regulated by the Farm Credit Administration ("FCA"), an independent agency in the executive branch of the United States government.  Although Farmer Mac (including its subsidiaries) is an institution of the FCS, it is not liable for any debt or obligation of any other institution of the FCS.  None of FCA, the FCS, or any other individual institution of the FCS is liable for any debt or obligation of Farmer Mac or its subsidiaries, nor are Farmer Mac's or its subsidiaries' debts or obligations guaranteed by the full faith and credit of the United States.

Farmer Mac's two principal sources of revenue are:

•	guarantee and commitment fees received in connection with outstanding guaranteed securities and LTSPCs; and

•	interest income earned on assets held on balance sheet, net of related funding costs and interest payments and receipts on financial derivatives (i.e., net effective spread).

Farmer Mac funds its "program" purchases of eligible loans and guaranteed securities primarily by issuing debt obligations of various maturities in the public capital markets.  The proceeds of debt issuance are also used to fund "non-program" investments that must comply with policies adopted by the Corporation's board of directors and with regulations promulgated by FCA, including dollar amount, issuer concentration, and credit quality limitations.  Those regulations can be found at 12 C.F.R. §§ 652.1-652.45 (the "Liquidity and Investment Regulations").  Farmer Mac's regular debt issuance supports its access to the capital markets, and Farmer Mac's non-program investment assets provide an alternative source of funds should market conditions be unfavorable.  As of December 31, 2011, Farmer Mac had $5.1 billion of discount notes and $5.1 billion of medium-term notes outstanding.  For more information about Farmer Mac's program assets and non-program investment assets, as well as its financial performance and sources of capital and liquidity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Secondary Market

Farmer Mac's activities are intended to provide participants with an efficient and competitive secondary market that enhances the participants' ability to offer competitively-priced financing to rural borrowers. This secondary market is designed to increase the availability of long-term credit at stable interest rates to America's rural communities and to provide those borrowers with the benefits of capital markets pricing and product innovation.  The Farmer Mac secondary market functions as a bridge between the national capital markets and the agricultural and rural credit markets by attracting new capital for financing to provide greater liquidity and lending capacity to lenders that extend credit to agricultural borrowers, rural borrowers and rural utilities cooperatives.  Farmer Mac's purchases of eligible loans and obligations secured by eligible loans, as well as Farmer Mac's guaranteed securities sold to third party investors, increase the capital and liquidity of primary lenders and provide a continuous source of funding for new lending.  Farmer Mac's guaranteed securities that are retained by the seller of the securitized assets, as well as Farmer Mac's LTSPCs for eligible loans, result in lower regulatory capital requirements for assets retained by the lenders, thereby expanding their lending capacity.  By thus increasing the efficiency and competitiveness of rural finance, the Farmer Mac secondary market has the potential to lower the interest rates paid on loans by rural borrowers.

Programs

Farmer Mac conducts its secondary market activities through three programs—Farmer Mac I, Farmer Mac II and Rural Utilities.  The loans eligible for the Farmer Mac secondary market include:

•	mortgage loans secured by first liens on agricultural real estate and rural housing (encompassing the Farmer Mac I program);

•	certain agricultural and rural development loans guaranteed by the United States Department of Agriculture ("USDA") (encompassing the Farmer Mac II program); and

•	loans made by cooperative lenders to finance electrification and telecommunications systems in rural areas (encompassing the Rural Utilities program).

As of December 31, 2011, the total outstanding amount of the eligible loans included in all of Farmer Mac's programs was $11.9 billion.

Farmer Mac I

Under the Farmer Mac I program, Farmer Mac purchases or commits to purchase eligible mortgage loans secured by first liens on agricultural real estate.  Farmer Mac also guarantees securities representing interests in, or obligations secured by, pools of eligible mortgage loans secured by first liens on agricultural real estate.  The securities guaranteed by Farmer Mac under the Farmer Mac I program are referred to as "Farmer Mac I Guaranteed Securities."  To be eligible for the Farmer Mac I program, loans must meet Farmer Mac's credit underwriting, collateral valuation, documentation and other specified standards that are discussed in "Business—Farmer Mac Programs—Farmer Mac I."  As of December 31, 2011, outstanding Farmer Mac I loans held by Farmer Mac and loans that either backed Farmer Mac I Guaranteed Securities or were subject to LTSPCs in the Farmer Mac I program totaled $8.1 billion.

Farmer Mac II

Under the Farmer Mac II program, Farmer Mac's subsidiary, Farmer Mac II LLC, purchases the portions of certain agricultural, rural development, business and industry, and community facilities loans guaranteed by the USDA pursuant to the Consolidated Farm and Rural Development Act (7 U.S.C. §§ 1921 et seq.) ("USDA-guaranteed portions" or "USDA Guaranteed Securities"). Farmer Mac II LLC also purchases USDA-guaranteed portions and issues securities to third parties backed by those USDA-guaranteed portions that are guaranteed by Farmer Mac ("Farmer Mac II Guaranteed Securities").  As of December 31, 2011, outstanding USDA Guaranteed Securities and Farmer Mac II Guaranteed Securities totaled $1.5 billion.

Rural Utilities

Farmer Mac's Rural Utilities program was initiated in 2008 after Congress expanded Farmer Mac's authorized secondary market activities to include rural utilities loans.  Farmer Mac's authorized activities under this program are similar to those conducted under the Farmer Mac I program—loan purchases, guarantees of securities ("Farmer Mac Guaranteed Securities – Rural Utilities") and issuance of LTSPCs—with respect to eligible rural utilities loans.  To be eligible for the Rural Utilities program, loans must meet Farmer Mac's credit underwriting and other specified standards that are discussed in "Business—Farmer Mac Programs—Rural Utilities."  To date, Farmer Mac has not issued any LTSPCs with respect to rural utilities loans.  As of December 31, 2011, the aggregate outstanding principal balance of rural utilities loans held and Farmer Mac Guaranteed Securities – Rural Utilities was $2.3 billion.

Farmer Mac Guaranteed Securities

Farmer Mac I Guaranteed Securities, Farmer Mac II Guaranteed Securities and Farmer Mac Guaranteed Securities – Rural Utilities are sometimes collectively referred to as "Farmer Mac Guaranteed Securities."  The assets underlying Farmer Mac Guaranteed Securities include (1) loans or USDA-guaranteed portions eligible under one of Farmer Mac's programs and (2) general obligations of lenders secured by pools of eligible loans.  The Corporation guarantees the timely payment of principal and interest on the resulting Farmer Mac Guaranteed Securities.  Farmer Mac may retain Farmer Mac Guaranteed Securities in its portfolio or sell them to third parties. AgVantage® is a registered trademark of Farmer Mac used to designate Farmer Mac's guarantees of securities related to general obligations of lenders that are secured by pools of eligible loans.  AgVantage securities are currently issued under the Farmer Mac I and Rural Utilities programs.

Capital and Corporate Governance

Farmer Mac's basic capital and corporate governance structure is prescribed in its charter, which authorizes Farmer Mac to issue two classes of voting common stock that each elects one-third of Farmer Mac's 15-person board of directors, as well as non-voting common stock. Farmer Mac's board of directors currently has 14 members due to the resignation of a member in August 2011. Farmer Mac expects the board of directors to have 15 members after the Corporation's Annual Meeting of Stockholders in June 2012.

•
Class A voting common stock.  The charter restricts ownership of Farmer Mac's Class A voting common stock to banks, insurance companies and other financial institutions or similar entities that are not institutions of the FCS.  The charter also provides that five members of Farmer Mac's 15-member board of directors are elected by a plurality of the votes of the Class A stockholders each year.  The charter limits the amount of Class A voting common stock that may be owned by one holder to no more than 33 percent of the outstanding shares of Class A voting common stock.  Farmer Mac is not aware of any regulation applicable to non-FCS financial institutions that requires a minimum investment in Farmer Mac Class A voting common stock or that prescribes a maximum amount lower than the 33 percent limit set forth in the charter.  Farmer Mac's Class A voting common stock trades on the New York Stock Exchange under the symbol AGM.A.

•
Class B voting common stock.  The charter restricts ownership of Farmer Mac's Class B voting common stock to FCS institutions and also provides that five members of Farmer Mac's 15-member board of directors are elected by a plurality of the votes of the Class B stockholders each year.  The charter does not contain any restrictions on the maximum holdings of Class B voting common stock, and Farmer Mac is not aware of any regulation applicable to FCS institutions that requires a minimum investment in Farmer Mac Class B voting common stock or that prescribes a maximum amount.  Farmer Mac's Class B voting common stock, which has a limited market and trades infrequently, is not listed or quoted on any exchange or other medium, and Farmer Mac is not aware of any publicly available quotations or prices for that class of common stock.

•
Class C non-voting common stock.  The charter does not impose any ownership restrictions on Class C non-voting common stock, and those shares are freely transferable.  Holders of the Class C common stock do not vote on the election of directors or any other matter.  Farmer Mac's Class C non-voting common stock trades on the New York Stock Exchange under the symbol AGM.

•
Presidential director appointments.  The remaining five members of Farmer Mac's board of directors are individuals who meet the qualifications specified in the charter and are appointed by the President of the United States with the advice and consent of the United States Senate.  These appointed directors serve at the pleasure of the President of the United States.

The ownership of Farmer Mac's two classes of voting common stock is currently concentrated in a small group of institutions.  Approximately 97 percent of the voting power of the Class B voting common stock is held by four institutions of the FCS.  Approximately 45 percent of the Class A voting common stock is held by three financial institutions, with 31 percent held by one institution.  Farmer Mac believes that the concentration in such a small group of holders of Class B voting common stock is a by-product of the limited number of eligible holders of that stock under the charter and the structure of the FCS.  Farmer Mac believes that the concentration in the Class A voting common stock is a by-product of trading activity in the stock over time and is not by design under the charter or any regulatory mandate.

The dividend and liquidation rights of all three classes of the Corporation's common stock are the same. Dividends may be paid on Farmer Mac's common stock only when, as, and if declared by the Corporation's board of directors in its sole discretion, subject to the payment of dividends on any outstanding preferred stock issued by Farmer Mac.  Upon liquidation, dissolution or winding up of the business of Farmer Mac, after payment and provision for payment of outstanding debt of the Corporation, the holders of shares of Farmer Mac preferred stock would be paid in full at par value, plus all accrued dividends, before the holders of shares of common stock received any payment.  The assets of Farmer Mac II LLC are not directly available to satisfy the claims of Farmer Mac's creditors or stockholders. Those assets will only be available to the creditors and stockholders of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied. Farmer Mac II LLC's preferred stock is permanent equity of Farmer Mac II LLC and presented as "Non-controlling interest - preferred stock" within total equity on Farmer Mac's consolidated balance sheets. See "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for more information regarding Farmer Mac's common stock.  See "Business—Farmer Mac Programs—Financing—Equity Issuance" for information regarding Farmer Mac's preferred stock.

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

Farmer Mac's policy is to require financial institutions to own a requisite amount of Farmer Mac Class A or Class B voting common stock, based on the size and type of institution, to participate in the Farmer Mac I program.  As a result of this requirement, coupled with the ability of holders of Class A and Class B voting common stock to elect two-thirds of Farmer Mac's board of directors, Farmer Mac regularly conducts business with "related parties," including institutions affiliated with members of Farmer Mac's board of directors and institutions that own large amounts of Farmer Mac voting common stock.  Farmer Mac has adopted a Code of Business Conduct and Ethics that governs any conflicts of interest that may arise in these transactions, and Farmer Mac's policy is to require that any transactions with related parties be conducted in the ordinary course of business, with terms and conditions comparable to those available to any other program participant not related to Farmer Mac.  For more information about related party transactions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Related Party Transactions" and Note 3 to the consolidated financial statements.

Regulatory Oversight

Farmer Mac's charter assigns to FCA, acting through the separate Office of Secondary Market Oversight ("OSMO") within FCA, the responsibility for the examination of, and the general supervision of the safe and sound performance of the powers, functions, and duties vested in Farmer Mac by the charter.  The charter also authorizes FCA, acting through OSMO, to apply its general enforcement powers to Farmer Mac.  Farmer Mac (including its subsidiaries) is the only entity regulated by OSMO, which was created as a separate office in recognition of the different role that Farmer Mac plays as a secondary market compared to the roles of other FCS institutions as primary lenders.  The Director of OSMO is selected by, and reports to, the FCA board.  The FCA board approves the policies, regulations, charters, and enforcement activities applicable to other FCS institutions, which are the only eligible holders of Farmer Mac's Class B voting common stock.  FCA has no regulatory authority over the financial institutions that are the eligible holders of Farmer Mac's Class A voting common stock.

Farmer Mac's charter requires an annual examination of the financial transactions of Farmer Mac and authorizes FCA to assess Farmer Mac for the cost of FCA's regulatory activities, including the cost of any examination.  Each year, OSMO conducts an examination of Farmer Mac to evaluate its safety and soundness, compliance with applicable laws and regulations, and mission achievement.  The examination includes a review of Farmer Mac's capital adequacy, asset quality, management performance, earnings, liquidity, and sensitivity to interest rate risk.  Farmer Mac is also required to file quarterly reports of condition with OSMO.  For a more detailed discussion of Farmer Mac's regulatory and governmental relationships, see "—Government Regulation of Farmer Mac."

Regulatory Capital

Farmer Mac's charter establishes three capital standards for the Corporation—minimum capital, critical capital and risk-based capital.  Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement.  For a discussion of Farmer Mac's statutory and regulatory capital requirements and its actual capital levels, and particularly FCA's role in the establishment and maintenance of those requirements and levels, see "—Government Regulation of Farmer Mac—Regulation—Capital Standards," "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Review—Equity," "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters."

Employees and Property

As of December 31, 2011, Farmer Mac employed 62 people, located primarily at its principal executive offices at 1999 K Street, N.W., 4th Floor, Washington, D.C. 20006.  Farmer Mac also maintains an office at 5408 NW 88th, Suite 120, Johnston, Iowa 50131.  Farmer Mac's main telephone number is (202) 872-7700.

Available Information

Farmer Mac makes available free of charge, through the "Investors" section of its internet website at www.farmermac.com, copies of materials it files with, or furnishes to, the U.S. Securities and Exchange Commission (the "SEC"), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments, if any, to those filings, as soon as reasonably practicable after electronically filing such materials with, or furnishing such materials to, the SEC.  Please note that all references to www.farmermac.com in this Annual Report on Form 10-K are inactive textual references only. The information contained on Farmer Mac's website is not incorporated by reference into this Annual Report on Form 10-K.

FARMER MAC PROGRAMS

The following tables present the outstanding balances and annual activity under Farmer Mac's three programs—Farmer Mac I, Farmer Mac II, and Rural Utilities:

Outstanding Balance of Loans, Loans Underlying Farmer Mac
Guaranteed Securities and LTSPCs, and USDA Guaranteed Securities
	As of December 31,
	2011	2010
	(in thousands)
On-balance sheet:
Farmer Mac I:
Loans	$1,251,370	$972,206
Loans held in trusts:
Beneficial interests owned by Farmer Mac	181	3,697
Beneficial interests owned by third party investors	696,554	821,411
Farmer Mac Guaranteed Securities - AgVantage	2,741,000	941,500
Farmer Mac II:
USDA Guaranteed Securities	1,435,679	1,297,439
Farmer Mac Guaranteed Securities	35,410	39,856
Rural Utilities:
Loans	529,227	339,963
Loans held in trusts:
Beneficial interests owned by Farmer Mac	386,800	400,228
Farmer Mac Guaranteed Securities - AgVantage	1,410,800	1,887,200
Total on-balance sheet	$8,487,021	$6,703,500
Off-balance sheet:
Farmer Mac I:
Farmer Mac Guaranteed Securities - AgVantage	$970,000	$2,945,000
LTSPCs	1,776,051	1,754,597
Farmer Mac Guaranteed Securities	621,871	750,217
Farmer Mac II:
Farmer Mac Guaranteed Securities	42,088	48,103
Rural Utilities:
Farmer Mac Guaranteed Securities - AgVantage	16,271	15,292
Total off-balance sheet	$3,426,281	$5,513,209
Total	$11,913,302	$12,216,709

Farmer Mac Loan Purchases, Guarantees and LTSPCs
	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Farmer Mac I:
Loans	$495,455	$382,669	$195,318
LTSPCs	471,994	263,741	234,166
Farmer Mac Guaranteed Securities - AgVantage	1,801,500	900,000	—
Farmer Mac II:
USDA Guaranteed Securities	404,445	437,751	—
Farmer Mac Guaranteed Securities	3,268	20,124	346,432
Rural Utilities:
Loans	203,789	313,028	28,644
Farmer Mac Guaranteed Securities - AgVantage	2,796	652,924	1,711,009
Total purchases, guarantees and commitments	$3,383,247	$2,970,237	$2,515,569

The following sections describe Farmer Mac's activities under each program.

Farmer Mac I

Under the Farmer Mac I program, Farmer Mac assumes the credit risk on agricultural real estate mortgage loans by (1) purchasing and retaining eligible loans, (2) guaranteeing the timely payment of principal and interest on securities representing interests in, or obligations secured by, pools of eligible mortgage loans, or (3) issuing LTSPCs to acquire designated eligible mortgage loans.  Farmer Mac is compensated for these activities through guarantee fees earned on Farmer Mac Guaranteed Securities, commitment fees earned on loans in LTSPCs, and net effective spread on loans and Farmer Mac Guaranteed Securities held on balance sheet.

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

•
be an obligation of a person, corporation or partnership having training or farming experience that is sufficient to ensure a reasonable likelihood that the loan will be repaid according to its terms; and

•
meet the Farmer Mac I credit underwriting, collateral valuation, documentation and other specified standards.  See "—Underwriting and Collateral Valuation (Appraisal) Standards" and "—Sellers" for a description of these standards.

Eligible agricultural real estate consists of one or more parcels of land, which may be improved by permanently affixed buildings or other structures, that:

•	is used for the production of one or more agricultural commodities or products; and

•	either consists of a minimum of five acres or generates minimum annual receipts of $5,000.

Farmer Mac's charter authorizes a maximum loan size (adjusted annually for inflation) for a Farmer Mac I eligible loan secured by more than 1,000 acres of agricultural real estate.  That maximum loan size was $9.8 million as of December 31, 2011 and increased to $10.1 million as of February 1, 2012. Although the charter does not prescribe a maximum loan size for a Farmer Mac I eligible loan secured by 1,000 acres or less of agricultural real estate, Farmer Mac currently limits the size of those loans to:

•
$22.5 million for transactions involving direct exposure to credit risk on loans (e.g., loan purchases, LTSPC transactions, and non-AgVantage Farmer Mac Guaranteed Securities, which are not backed by a general obligation of a lender); and

•	$75.0 million in AgVantage transactions, which involve the general obligation of a lender that is in turn secured by eligible loans, resulting in indirect exposure to credit risk on those loans.

For the rural housing portion of the Farmer Mac I program, an eligible loan must be secured by a mortgage on a one- to four-family, owner-occupied, moderately priced principal residence located in a community with a population of 2,500 or fewer.  The current maximum purchase price or current appraised value for a dwelling, excluding the land to which the dwelling is affixed, that secures a rural housing loan is $269,807.  That limit is adjusted annually based on changes in home values during the previous year.  In addition to the dwelling itself, an eligible rural housing loan can be secured by land associated with the dwelling having an appraised value of no more than 50 percent of the total appraised value of the combined property.  Rural housing loans do not represent a significant part of Farmer Mac's business, with a total of $4.8 million of those loans in Farmer Mac's portfolio as of December 31, 2011.

Summary of Farmer Mac I Transactions

During the year ended December 31, 2011, Farmer Mac purchased or placed under guarantees or LTSPCs $2.8 billion of loans under the Farmer Mac I program.  As of December 31, 2011, loans held and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs in the Farmer Mac I program totaled $8.1 billion.

During 2011, Farmer Mac purchased newly originated and current seasoned eligible loans from 111 entities (the top ten institutions generated 66.4 percent of the purchase volume) and placed loans under LTSPCs with 22 entities operating throughout the United States. During 2010, Farmer Mac purchased newly originated and current seasoned eligible loans from 72 entities (the top ten institutions generated 77.5 percent of the purchase volume) and placed loans under LTSPCs with 16 entities operating throughout the United States. During 2009, Farmer Mac purchased newly originated and current seasoned eligible loans from 62 entities (the top ten institutions generated 81.1 percent of the purchase volume) and placed loans under LTSPCs with 19 entities operating throughout the United States.

The following table summarizes loans purchased or newly placed under guarantees or LTSPCs under the Farmer Mac I program for each of the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Loans	$495,455	$382,669	$195,318
LTSPCs	471,994	263,741	234,166
Farmer Mac Guaranteed Securities - AgVantage	1,801,500	900,000	—
Total	$2,768,949	$1,546,410	$429,484

The following table presents the outstanding balances of Farmer Mac I loans held, loans held in trusts and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs as of the dates indicated:

	As of December 31,
	2011	2010
	(in thousands)
On-balance sheet:
Loans	$1,251,370	$972,206
Loans held in trusts:
Beneficial interests owned by Farmer Mac	181	3,697
Beneficial interests owned by third party investors	696,554	821,411
Farmer Mac Guaranteed Securities - AgVantage	2,741,000	941,500
Total on-balance sheet	$4,689,105	$2,738,814
Off-balance sheet:
Farmer Mac Guaranteed Securities - AgVantage	$970,000	$2,945,000
LTSPCs	1,776,051	1,754,597
Farmer Mac Guaranteed Securities	621,871	750,217
Total off-balance sheet	$3,367,922	$5,449,814
Total	$8,057,027	$8,188,628

Loan Purchases

Farmer Mac offers loan products designed to increase the secondary market liquidity of agricultural real estate mortgage loans and the lending capacity of financial institutions that originate those loans.  Farmer Mac enters into mandatory delivery commitments to purchase loans and offers rates for such commitments daily.  Farmer Mac also purchases portfolios of newly originated and seasoned loans that are current in payment on a negotiated basis.  Farmer Mac purchases both fixed and adjustable rate loans that have a variety of maturities and often include balloon payments.  Loans purchased or subject to purchase commitments may include provisions that require a yield maintenance payment or some other form of prepayment penalty in the event a borrower prepays a loan (depending upon the level of interest rates at the time of prepayment).  Of the $495.5 million of loans purchased in the Farmer Mac I program during 2011, 61 percent included balloon payments and less than 1 percent included yield maintenance prepayment protection.  By comparison, of the $382.7 million of loans purchased in the Farmer Mac I program during 2010, 73 percent included balloon payments and 1 percent included yield maintenance prepayment protection.

Guarantees and Commitments

Farmer Mac offers two credit enhancement alternatives through the Farmer Mac I program that allow approved lenders the ability to retain the cash flow benefits of their loans and increase their liquidity and lending capacity:  (1) LTSPCs and (2) Farmer Mac I Guaranteed Securities.  Prior to the adoption of accounting guidance on consolidation on January 1, 2010, both of these products resulted in the creation of off-balance sheet obligations for Farmer Mac in the ordinary course of its business.  Effective January 1, 2010, securitization trusts where Farmer Mac is judged to be the primary beneficiary, as described in Note 2(q) to the consolidated financial statements, are consolidated on-balance sheet and the Farmer Mac I Guaranteed Securities are presented as "Loans held for investment in consolidated trusts."  LTSPCs and securitization trusts where Farmer Mac is not judged to be the primary beneficiary still result in the creation of off-balance sheet obligations for Farmer Mac. In performing its obligations related to LTSPCs and Farmer Mac Guaranteed Securities, Farmer Mac would have the right to enforce the underlying loans, and in the event of default under the terms of those loans, would have access to the underlying collateral.

Both types of transactions permit a seller to nominate from its portfolio an identified pool of loans for participation in the Farmer Mac I program, subject to review by Farmer Mac for conformance with its applicable standards.  In both types of transactions, the seller effectively transfers the credit risk on those loans upon Farmer Mac's approval of the eligible loans because, through its guarantee or commitment to purchase, Farmer Mac assumes the ultimate credit risk of borrower defaults on the underlying loans and, in the case of AgVantage securities, issuer default on the underlying obligations that are backed by eligible loans.  That transfer of risk reduces the seller's credit and concentration risk exposures and, consequently, its regulatory capital requirements and its loss reserve requirements.  The loans underlying LTSPCs and Farmer Mac I Guaranteed Securities may include loans with payment, maturity and interest rate characteristics that differ from the loan products that Farmer Mac offers for purchase on a daily basis, but all the loans are subject to the applicable underwriting standards described in "—Underwriting and Collateral Valuation (Appraisal) Standards."  See also "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans."

LTSPCs.  An LTSPC commits Farmer Mac to a future purchase of eligible loans from a pool of loans that met Farmer Mac's standards at the time the loans first became subject to the LTSPC and Farmer Mac assumed the credit risk on the loans.  The LTSPC structure, which is not a guarantee of loans or securities, permits the seller to retain the loan pool in its portfolio until such time, if ever, as the seller elects to deliver some or all of the loans in the pool to Farmer Mac for purchase under the LTSPC.  As consideration for its assumption of the credit risk on loans underlying an LTSPC, Farmer Mac receives commitment fees payable monthly in arrears in an amount approximating what would have been the guarantee fees if the transaction were structured as Farmer Mac I Guaranteed Securities.  Some LTSPCs provide that the underlying loans can be converted into Farmer Mac I Guaranteed Securities at the option of the seller with no conversion fee paid to Farmer Mac. Some LTSPCs contain risk sharing arrangements that provide for the seller to absorb up to a specified amount of any losses incurred on the loans in the pool.

Farmer Mac purchases loans subject to an LTSPC at:

•
par if the loans become delinquent for either 90 days or 120 days (depending on the agreement) or are in material non-monetary default, with accrued and unpaid interest on the defaulted loans payable out of any future loan payments or liquidation proceeds; or

•	a mark-to-market price or in exchange for Farmer Mac I Guaranteed Securities (if the loans are not delinquent), in accordance with the terms of the applicable agreement.

In 2011, Farmer Mac entered into $472.0 million of LTSPCs, compared to $263.7 million in 2010.  In 2011, LTSPCs remained the preferred credit enhancement alternative for new off-balance sheet transactions, and they continue to be a significant portion of the Farmer Mac I program.  During 2011, there were no conversions of LTSPCs into Farmer Mac I Guaranteed Securities.  As of December 31, 2011, Farmer Mac's outstanding LTSPCs covered 4,456 mortgage loans with an aggregate principal balance of $1.8 billion.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume."

Farmer Mac I Guaranteed Securities.  In Farmer Mac I Guaranteed Securities transactions, Farmer Mac either (1) guarantees securities representing interests in, or obligations secured by, eligible loans held by a trust or other entity established by a seller or (2) acquires eligible loans from sellers in exchange for Farmer Mac I Guaranteed Securities backed by those loans.  Farmer Mac guarantees the timely payment of interest and principal on the securities, which are either retained by Farmer Mac or sold to third parties.  As consideration for its assumption of the credit risk on loans underlying the Farmer Mac I Guaranteed Securities, Farmer Mac receives guarantee fees based on the outstanding principal balance of the related Farmer Mac I Guaranteed Securities.  The Farmer Mac I Guaranteed Securities representing the general obligations of issuers secured by eligible loans are referred to as AgVantage securities.  See "—AgVantage Securities."

Farmer Mac is obligated under its guarantee on the securities to make timely payments to investors of principal (including balloon payments) and interest based on the scheduled payments on the underlying loans or obligations, regardless of whether Farmer Mac or the related trust has actually received such scheduled payments.  Farmer Mac's guarantee fees typically are collected out of installment payments made on the underlying loans or obligations until those loans or obligations have been repaid, purchased out of the trust, or otherwise liquidated (generally as a result of default).  The aggregate amount of guarantee fees received on Farmer Mac I Guaranteed Securities depends upon the amount of such securities outstanding and on the applicable guarantee fee rate, which Farmer Mac's statutory charter caps at 50 basis points (0.50 percent) per annum.  The amount of non-AgVantage Farmer Mac I Guaranteed Securities outstanding is influenced by the repayment rates on the underlying loans and by the rate at which Farmer Mac issues new Farmer Mac I Guaranteed Securities.  In general, when the level of interest rates declines significantly below the interest rates on loans underlying Farmer Mac I Guaranteed Securities, the rate of prepayments is likely to increase. Conversely, when interest rates rise above the interest rates on the loans underlying Farmer Mac I Guaranteed Securities, the rate of prepayments is likely to decrease.  In addition to changes in interest rates, the timing of principal payments on Farmer Mac I Guaranteed Securities also is influenced by a variety of economic, demographic and other considerations, such as yield maintenance provisions that may be associated with loans underlying Farmer Mac I Guaranteed Securities.  For more information regarding yield maintenance provisions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Interest Rate Risk."

For the years ended December 31, 2011 and 2010, Farmer Mac sold non-AgVantage Farmer Mac I Guaranteed Securities in the amounts of $22.4 million and $8.6 million, respectively.  No gains or losses resulted from these sales in either 2011 or 2010.  As of December 31, 2011, Farmer Mac's outstanding non-AgVantage Farmer Mac I Guaranteed Securities, which may or may not be consolidated on-balance sheet depending on the primary beneficiary determination described above, were backed by 6,024 mortgage loans with an aggregate principal balance of $1.3 billion.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume."  See "—AgVantage Securities" for information about Farmer Mac's AgVantage transactions, which are a form of Farmer Mac Guaranteed Securities.

AgVantage Securities

Each AgVantage security is a general obligation of an institution approved by Farmer Mac, which obligation is also secured by a pool of eligible loans under one of Farmer Mac's programs.  Farmer Mac guarantees those securities as to the timely payment of principal and interest and may retain AgVantage securities in its portfolio or sell them to third parties in the capital markets as Farmer Mac Guaranteed Securities.  For information on AgVantage Securities in Farmer Mac's Rural Utilities program, see "—Rural Utilities—Summary of Rural Utilities Transactions."

Before approving an institution as an issuer in a Farmer Mac I AgVantage transaction, Farmer Mac assesses the institution's agricultural real estate mortgage loan performance as well as the institution's creditworthiness.  Farmer Mac continues to monitor the counterparty risk assessment on an ongoing basis after the AgVantage security is issued.

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

The required collateralization level for a Farmer Mac I AgVantage security currently ranges from 103 percent to 150 percent, with higher collateralization levels generally required for securities issued by institutions without long-term debt ratings from a nationally recognized statistical rating organization ("NRSRO").   The required collateralization level is established at the time of issuance and does not change during the life of the AgVantage security.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Institutional."

In all AgVantage transactions, Farmer Mac can require the issuer to remove from the pool of pledged collateral any loan that becomes more than 30 days delinquent in the payment of principal or interest and to substitute an eligible loan that is current in payment to maintain the minimum required collateralization level.  As of December 31, 2011, Farmer Mac had not experienced any credit losses, nor had it been called upon to make a guarantee payment to third parties, on any of its AgVantage securities.

As of December 31, 2011 and 2010, the outstanding principal amount of Farmer Mac I AgVantage securities held by Farmer Mac was $2.7 billion and $941.5 million, respectively.  As of December 31, 2011 and 2010, the aggregate outstanding principal amount of off-balance sheet AgVantage securities issued under the Farmer Mac I program totaled $970.0 million and $2.9 billion, respectively.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume" and "—Risk Management—Credit Risk – Institutional."

Underwriting and Collateral Valuation (Appraisal) Standards

As required by Farmer Mac's charter, Farmer Mac has established underwriting, security appraisal, and repayment standards for eligible loans taking into account the nature, risk profile, and other differences between different categories of qualified loans.  The minimum underwriting standards for agricultural real estate mortgage loans under the Farmer Mac I program prescribed by the charter:

•	provide that no loan with a loan-to-value ratio ("LTV") in excess of 80 percent may be eligible;

•	require each borrower to demonstrate sufficient cash-flow to adequately service the loan;

•	protect the integrity of the appraisal process with respect to any loan; and

•	confirm that the borrower is or will be actively engaged in agricultural production.

In addition, loans purchased, subject to an LTSPC, or underlying Farmer Mac I Guaranteed Securities (other than loans securing Farmer Mac I AgVantage securities) are also typically required to meet the underwriting standards set forth below.

Farmer Mac uses experienced internal agricultural credit underwriters and loan servicers along with external agricultural loan servicing and collateral valuation contractors to perform those respective functions on loans that come into the Farmer Mac I program.  Farmer Mac believes that the combined expertise of its own internal staff and those third-party service providers, as well as other third-party analysts with which the Corporation has contracted, provides the Corporation adequate resources for performing the necessary underwriting, collateral valuation and servicing functions.

Underwriting.  To manage its credit risk, to mitigate the risk of loss from borrower defaults and to provide guidance concerning the management, administration and conduct of underwriting to all participating sellers and potential sellers in its programs, Farmer Mac has adopted credit underwriting standards for the Farmer Mac I program that vary by type of loan and program product under which the loan is brought to Farmer Mac.  These standards were developed based on industry norms for similar mortgage loans and are designed to assess the creditworthiness of the borrower, as well as the risk to Farmer Mac for having assumed the credit risk on such mortgage loans.  Furthermore, Farmer Mac requires sellers of agricultural real estate mortgage loans to make representations and warranties regarding the conformity of eligible mortgage loans to these standards and any other requirements the Corporation may impose from time to time.  Farmer Mac has the ability to require repurchase of the loan by the seller upon a material breach of these representations and warranties.

Farmer Mac I credit underwriting standards require that the original LTV of any loan not exceed 70 percent, with the exception that a loan secured by a livestock facility and supported by a contract with an integrator may have an original LTV of up to 80 percent.  Rural housing loans and agricultural real estate mortgage loans secured primarily by owner-occupied residences may also have original LTVs of up to 80 percent.  The original LTV of a loan is calculated by dividing the loan's principal balance at the time of guarantee, purchase or commitment by the lower of the appraised value or the purchase price at the date of loan origination or, when available, updated appraised value at the time of guarantee, purchase or commitment.

In the case of newly-originated farm and ranch loans, Farmer Mac's credit underwriting standards include:

•	total debt service coverage ratio, including farm and non-farm income, of not less than 1.25;

•	debt-to-asset ratio of 50 percent or less;

•	ratio of current assets to current liabilities of not less than 1; and

•	cash flow debt service coverage ratio on the mortgaged property of not less than 1.

Farmer Mac evaluates and adjusts these standards on an ongoing basis based on current and anticipated market conditions, while adhering closely to its core underwriting standards for repayment capacity, working capital (current ratio), and leverage (debt-to-asset ratio).

Farmer Mac defines a facility loan as a loan secured by agricultural real estate with building improvements (other than a residence) that contribute more than 60 percent of the appraised value of the property. The credit underwriting standards for facility loans are the same as for farm and ranch loans but more stringent with respect to two ratios, requiring:

•	total debt service coverage ratio, including farm and non-farm income, of not less than 1.35; and

•	ratio of current assets to current liabilities of not less than 1.25.

Loans secured by eligible collateral with original LTVs not greater than 55 percent made to borrowers with high credit scores and adequate financial resources may be accepted without further underwriting tests being applied.

In addition, Farmer Mac's underwriting standards provide for the acceptance of a loan that, in the judgment of the Farmer Mac underwriter, is a sound loan with a high probability of repayment in accordance with its terms even though the loan does not meet one or more of the underwriting ratios usually required for loans of that type.  In those cases, Farmer Mac permits approval of a loan if it:

•
has compensating strengths, which means it exceeds minimum requirements for one or more of the underwriting standards to a degree that compensates for noncompliance with one or more other standards; and

•
is made to a producer of particular agricultural commodities or products in a segment of agriculture in which such compensating strengths are typical of the financial condition of sound borrowers in that segment.

Despite these underwriting approvals based on compensating strengths, no loan will be approved if it does not at least meet all of the minimum underwriting standards prescribed by Farmer Mac's charter.

Farmer Mac's use of compensating strengths is not intended to provide a basis for waiving or lessening the requirement that eligible mortgage loans under the Farmer Mac I program be of consistently high quality.  In fact, loans approved on the basis of compensating strengths are fully underwritten and have not demonstrated a significantly different rate of default, or loss following default, than loans that were approved on the basis of conformance with all applicable underwriting ratios.  During 2011, $594.4 million (62.9 percent) of the loans purchased or added under LTSPCs were approved based upon compensating strengths ($4.6 million of which had original LTVs of greater than 70 percent).  As of December 31, 2011, a total of $2.1 billion (48.5 percent) of the outstanding balance of loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) were approved based upon compensating strengths ($77.1 million of which had original LTVs of greater than 70 percent). Most of the loans that Farmer Mac approved based on compensating strengths involved a debt service coverage ratio for the property securing the loan of less than 1, with the compensating strength being a total debt service coverage ratio for the borrower of not less than 1.50.

In the case of a seasoned loan, Farmer Mac considers sustained historical performance to be a reliable alternative indicator of a borrower's ability to pay the loan according to its terms.  A seasoned loan generally will be deemed an eligible loan if:

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

Agricultural real estate mortgage loans secured primarily by owner-occupied residences and rural housing loans are underwritten to industry norms for conforming loans secured by primary residences, with fully verified repayment capacity and assets and liabilities.  Applicants' credit scores are obtained and used in the underwriting process.

Required documentation for all Farmer Mac I loans includes a first lien mortgage or deed of trust, a written promissory note and assurance of Farmer Mac's lien position through either a title insurance policy or title opinion from an experienced real estate attorney in geographic areas where title insurance is not the industry practice. As Farmer Mac develops new Farmer Mac I credit products, it establishes underwriting guidelines for them.  Those guidelines result in industry-specific measures that meet or exceed the statutory underwriting standards and provide Farmer Mac the flexibility to deliver the benefits of a secondary market to farmers, ranchers and rural homeowners in diverse sectors of the rural economy.

Collateral Valuation Standards.  Farmer Mac has adopted collateral valuation standards for newly originated loans purchased or underlying Farmer Mac I Guaranteed Securities or LTSPCs.  Those standards require, among other things, that a current valuation be performed, or has been performed within the preceding 12 months, independently of the credit decision-making process.  In addition, Farmer Mac requires appraisals to conform to the Uniform Standards of Professional Appraisal Practice promulgated by the Appraisal Standards Board.

Farmer Mac's collateral valuation standards require that the valuation function be conducted or administered by an individual meeting specific qualification and competence criteria who:

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

Farmer Mac's collateral valuation standards require uniform reporting of reliable and credible opinions of the market value based on analyses of comparable property sales, including consideration of the property's income producing capacity and, if relevant, the market's response to the cost of improvements, as well as information regarding market trends.  For seasoned loans, Farmer Mac obtains collateral valuation updates as considered necessary in its assessment of collateral risk determined in the due diligence process.  If a current or updated collateral valuation is required for a seasoned loan, the collateral valuation standards described above would apply.

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

Farmer Mac is not obligated to assume credit risk on every loan that meets its underwriting and collateral valuation standards submitted by an eligible seller.  Farmer Mac may consider other factors, such as its overall portfolio diversification, commodity and farming forecasts and risk management objectives, in deciding whether to accept the loans into the Farmer Mac I program.  For example, if industry forecasts indicate possible weakness in a geographic area or agricultural commodity or product, Farmer Mac may decide not to purchase or commit to purchase an affected loan as part of managing its overall portfolio exposure to areas of possible heightened risk exposure.  Because Farmer Mac effectively assumes the credit risk on all loans under an LTSPC, Farmer Mac's commodity/product and geographic diversification disclosures reflect all loans under LTSPCs and any loans that have been purchased out of LTSPC pools.  For information regarding the diversification of Farmer Mac's existing portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans" and Note 8 to the consolidated financial statements.

Sellers

As of December 31, 2011, Farmer Mac had 415 approved loan sellers eligible to participate in the Farmer Mac I program, ranging from single-office to multi-branch institutions, spanning community banks, FCS institutions, mortgage companies, commercial banks and insurance companies, compared to 381 eligible approved loan sellers as of December 31, 2010.  In addition to participating directly in the Farmer Mac I program, some of the approved loan sellers facilitate indirect participation by other lenders in the Farmer Mac I program by managing correspondent networks of lenders from which the approved loan sellers purchase loans to sell to Farmer Mac.  As of December 31, 2011, 269 lenders were participating in one or both of the Farmer Mac I or Farmer Mac II programs.

To be considered for approval as a Farmer Mac I seller, a financial institution must meet criteria that Farmer Mac establishes.  Those criteria include the following requirements:

•	own a requisite amount of Farmer Mac Class A or Class B voting common stock according to a schedule prescribed for the size and type of institution;

•
have, in the judgment of Farmer Mac, the ability and experience to make or purchase and sell loans eligible for the Farmer Mac I program and service such loans in accordance with Farmer Mac's requirements either through its own staff or through contractors and originators;

•	maintain a minimum adjusted net worth; and

•
enter into a Seller/Servicer agreement to comply with the terms of the Farmer Mac Seller/Servicer Guide, including representations and warranties regarding the eligibility of the loans and accuracy of loan data provided to Farmer Mac.

Servicing

Farmer Mac generally does not directly service loans held in its portfolio, although it does act as "master servicer" for loans underlying Farmer Mac I Guaranteed Securities.  Farmer Mac also may assume direct servicing for defaulted loans.  Loans held by Farmer Mac or underlying Farmer Mac Guaranteed Securities (other than AgVantage securities) are serviced only by Farmer Mac-approved entities designated as "central servicers" that have entered into central servicing contracts with Farmer Mac. Sellers of eligible mortgage loans sold into the Farmer Mac I program may retain certain "field servicing" functions (typically direct borrower contacts) and may enter into contracts with Farmer Mac's central servicers that specify such servicing functions.  Loans underlying LTSPCs and AgVantage securities are serviced by the holders of those loans in accordance with those lenders' servicing procedures, which are reviewed and approved by Farmer Mac before entering into those transactions.

Farmer Mac II

General

The Farmer Mac II program was initiated in 1991 and is authorized under sections 8.0(3) and 8.0(9)(B) of Farmer Mac's statutory charter (12 U.S.C. §§ 2279aa(3) and 2279aa(9)(B)), which provide that:

•
USDA-guaranteed portions of loans guaranteed under the Consolidated Farm and Rural Development Act (7 U.S.C. § 1921 et seq.) are statutorily included in the definition of loans eligible for Farmer Mac's secondary market programs;

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

Prior to January 2010, all USDA-guaranteed portions held by Farmer Mac were held in the form of

Farmer Mac II Guaranteed Securities.  Since January 2010, nearly all purchases of USDA-guaranteed portions under the Farmer Mac II program have been, and will continue to be, made by Farmer Mac's subsidiary, Farmer Mac II LLC, which operates substantially all of the business related to the Farmer Mac II program.  Farmer Mac operates only that part of the Farmer Mac II program that involves the issuance of Farmer Mac II Guaranteed Securities to investors other than Farmer Mac or Farmer Mac II LLC.

Summary of Farmer Mac II Transactions

Farmer Mac guarantees the timely payment of principal and interest on Farmer Mac II Guaranteed Securities backed by USDA-guaranteed portions.  Farmer Mac does not guarantee the repayment of the USDA-guaranteed portions, only the Farmer Mac II Guaranteed Securities that are backed by USDA-guaranteed portions.  In January 2010, Farmer Mac contributed substantially all of the assets comprising the Farmer Mac II program, in excess of $1.1 billion, to Farmer Mac's subsidiary, Farmer Mac II LLC.  The assets that Farmer Mac contributed to Farmer Mac II LLC consisted primarily of USDA-guaranteed portions and also included $35.0 million of Farmer Mac II Guaranteed Securities.  Farmer Mac did not and will not guarantee the timely payment of principal and interest on the $1.1 billion of contributed USDA-guaranteed portions.  The contributed USDA-guaranteed portions had previously been presented as "Farmer Mac Guaranteed Securities" on the consolidated balance sheets of Farmer Mac and are now presented as "USDA Guaranteed Securities" on the consolidated balance sheets.  The assets of Farmer Mac II LLC will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.

During the years ended December 31, 2011 and 2010, Farmer Mac II LLC purchased approximately $404.4 million and $435.7 million, respectively, of USDA-guaranteed portions, all of which were retained on-balance sheet and are presented as "USDA Guaranteed Securities" in the consolidated financial statements.  During the years ended December 31, 2011, 2010 and 2009, Farmer Mac purchased $3.3 million, $22.1 million, and $346.4 million, respectively, of USDA-guaranteed portions.  All of the USDA-guaranteed portions purchased by Farmer Mac in 2011 and 2010 (which exclude those purchased directly by Farmer Mac II LLC) were securitized and sold to lenders or other investors in the form of Farmer Mac II Guaranteed Securities.  Most of the USDA-guaranteed portions purchased by Farmer Mac in 2009 were retained on-balance sheet rather than sold to lenders or other investors.  During 2011, 2010 and 2009, Farmer Mac conducted Farmer Mac II transactions with 193, 197 and 187 entities, respectively, operating throughout the United States.

As of December 31, 2011 and 2010, $1.5 billion and $1.4 billion, respectively, of Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities were outstanding.  The following table presents Farmer Mac II program activity for each of the years indicated:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Purchased and retained	$404,445	$435,744	$336,963
Purchased and sold	3,268	22,131	9,469
Total	$407,713	$457,875	$346,432

The following table presents the outstanding balance of USDA Guaranteed Securities and Farmer Mac II Guaranteed Securities as of the dates indicated:

	As of December 31,
	2011	2010
	(in thousands)
On-balance sheet:
USDA Guaranteed Securities	$1,435,679	$1,297,439
Farmer Mac Guaranteed Securities	35,410	39,856
Off-balance sheet:
Farmer Mac Guaranteed Securities	42,088	48,103
Total	$1,513,177	$1,385,398

As of December 31, 2011, Farmer Mac had experienced no credit losses on any of its Farmer Mac II Guaranteed Securities or USDA Guaranteed Securities.  Farmer Mac had outstanding $46,000 of principal and interest advances on Farmer Mac II Guaranteed Securities as of both December 31, 2011 and 2010, compared to $0.6 million as of December 31, 2009.

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

If, in the opinion of the lender (with the concurrence of the USDA) or in the opinion of the USDA,

repurchase of the USDA-guaranteed portion is necessary to service the related guaranteed loan adequately, the owner is required to sell the USDA-guaranteed portion to the lender or USDA for an amount equal to the unpaid principal balance and accrued interest (including any loan subsidy) on such USDA-guaranteed portion less the lender's servicing fee.  Federal regulations prohibit the lender from repurchasing USDA-guaranteed portions for arbitrage purposes.

Lenders.  Any lender authorized by the USDA to obtain a USDA guarantee on a loan may be a seller in the Farmer Mac II program.  During 2011, 193 sellers, consisting mostly of community and regional banks, sold USDA-guaranteed portions to Farmer Mac under the Farmer Mac II program, as compared to 197 sellers that did so during 2010.  In the aggregate, 269 sellers were actively participating directly in one or both of the Farmer Mac I or Farmer Mac II programs during 2011.

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

Rural Utilities

General

In May 2008, Congress expanded Farmer Mac's authority to permit purchases, and guarantees of securities backed by, rural electric and telephone loans made by cooperative lenders to borrowers who have received or are eligible to receive loans under the Rural Electrification Act of 1936 ("REA").  The REA is administered by the Rural Utilities Service ("RUS"), an agency of the USDA.  None of Farmer Mac's business to date under the Rural Utilities program has involved telecommunications loans.  Farmer Mac's Rural Utilities program encompasses loan purchases, Farmer Mac Guaranteed Securities – Rural Utilities, and issuance of LTSPCs, in each case with respect to eligible rural utilities loans, although no LTSPCs have been issued to date under the Rural Utilities program.

Summary of Rural Utilities Transactions

During the year ended December 31, 2011, Farmer Mac added $0.2 billion of new business under the Rural Utilities program, compared to $1.0 billion and $1.7 billion for the years ended December 31, 2010 and 2009, respectively.  As of December 31, 2011 and 2010, the aggregate outstanding principal balance of rural utilities loans held and of Farmer Mac Guaranteed Securities – Rural Utilities was $2.3 billion and $2.6 billion, respectively.

The following table summarizes new business activity under Farmer Mac's Rural Utilities program for each of the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
On-balance sheet:
Loans	$203,789	$313,028	$28,644
Farmer Mac Guaranteed Securities - AgVantage	—	650,000	1,695,000
Off-balance sheet:
Farmer Mac Guaranteed Securities - AgVantage	2,796	2,924	16,009
Total	$206,585	$965,952	$1,739,653

The following table presents the outstanding balances of rural utilities loans held and of Farmer Mac Guaranteed Securities – Rural Utilities as of the dates indicated:

	As of December 31,
	2011	2010
	(in thousands)
On-balance sheet:
Loans	$529,227	$339,963
Loans held in trusts:
Beneficial interests owned by Farmer Mac	386,800	400,228
Farmer Mac Guaranteed Securities - AgVantage	1,410,800	1,887,200
Total on-balance sheet	$2,326,827	$2,627,391
Off-balance sheet:
Farmer Mac Guaranteed Securities - AgVantage	16,271	15,292
Total	$2,343,098	$2,642,683

As of December 31, 2011, all of the Farmer Mac Guaranteed Securities – Rural Utilities in the Rural Utilities program consisted of securities representing either (1) direct interests in eligible rural electric loans or (2) general obligations of the National Rural Utilities Cooperative Finance Corporation ("CFC") secured by eligible rural electric loans.  As of December 31, 2011, CFC held 7.9 percent of Farmer Mac's outstanding Class A voting common stock (5.3 percent of total voting shares) and 100 percent of Farmer Mac's outstanding Series C Non-Voting Cumulative Preferred Stock ("Series C Preferred Stock").

Loan Eligibility

To be eligible for Farmer Mac's Rural Utilities program, a rural utilities loan (or an interest in such a loan) is required to:

•	be for an electric or telephone facility by a cooperative lender to a borrower that has received or is eligible to receive a loan under the REA;

•	be performing and not more than 30 days delinquent; and

•	meet Farmer Mac's rural utilities underwriting standards described in more detail below.

Underwriting

Farmer Mac's charter does not specify minimum underwriting criteria for eligible rural utilities loans under the Farmer Mac Rural Utilities program.  To manage its credit risk, to mitigate the risk of loss from borrower defaults and to provide guidance concerning the management, administration and underwriting to participants in the Rural Utilities program, Farmer Mac has adopted credit underwriting standards that vary by type of loan, be it to electric distribution cooperatives or electric generation and transmission ("G&T") cooperatives, and by program product under which the loan is brought to Farmer Mac.  These standards are based on industry norms for similar rural utilities loans and are designed to assess the creditworthiness of the borrower, as well as the risk to Farmer Mac depending on whether direct or indirect credit exposure is assumed on the loan.  Farmer Mac reviews sellers' credit submissions and analyzes borrowers' audited financial statements and financial and operating reports filed with RUS and the Federal Energy Regulatory Commission to confirm that the Corporation's underwriting standards for rural utilities loans are met.  Furthermore, Farmer Mac requires sellers of rural utilities loans to make representations and warranties regarding the conformity of eligible loans to these standards and any other requirements the Corporation may impose from time to time.  Farmer Mac has the ability to require repurchase of the loan by the seller upon a material breach of these representations and warranties.

Farmer Mac has developed different underwriting standards for rural utilities loans that depend on whether direct or indirect credit exposure is assumed on a loan and whether the borrower is an electric distribution cooperative or a G&T cooperative.  Farmer Mac's credit underwriting standards for all rural utilities loans on which it assumes direct credit exposure (i.e., with no general obligation of a lender involved in the transaction) through the Rural Utilities program require:

•	each electric or telephone cooperative to have received or be eligible to receive a loan under the REA;

•	each borrower to demonstrate sufficient cash-flow to adequately service the loan; and

•	each borrower's leverage position to be adequate based on industry standards.

In the case of a newly-originated loan to a distribution cooperative on which Farmer Mac assumes direct credit exposure, the borrower typically must, among other criteria set forth in Farmer Mac's credit underwriting standards, meet the following ratios (based on the average of the most recent three years):

•	the ratio of long-term debt to "net utility plant" does not exceed 90 percent;

•	the modified debt service coverage ratio equals or exceeds 1.35; and

•	the ratio of equity to total assets equals or exceeds 20 percent.

The "net utility plant" means the real and tangible personal property of a rural utilities borrower constituting the long-term assets of property, plant, and equipment (PPE), less depreciation, computed in accordance with applicable accounting requirements.

In the case of a newly-originated loan to a G&T cooperative on which Farmer Mac assumes direct credit exposure, the borrower typically must, among other criteria set forth in Farmer Mac's credit underwriting standards, meet the following ratios (based on the average of the most recent three years):

•	the equity to total assets ratio equals or exceeds 10 percent;

•	the modified debt service coverage ratio equals or exceeds 1.15;

•	the debt to EBITDA (earnings before income taxes, depreciation and amortization) ratio does not exceed 12; and

•	the aggregate members' equity to total capitalization ratio equals or exceeds 25 percent.

Farmer Mac's credit underwriting standards for all AgVantage transactions under the Rural Utilities program, in which Farmer Mac has indirect credit exposure on loans securing the general obligation of a lender, require:

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

For loans made to G&T cooperatives that secure the general obligation of the lender in AgVantage transactions, the G&T cooperative must either (1) have a rating from an NRSRO of BBB- (or equivalent) or better or (2) meet the following underwriting standards (based on the average of the most recent three years):

•	the aggregate members' equity to total capitalization ratio equals or exceeds 25 percent;

•	the modified debt service coverage ratio equals or exceeds 1.10; and

•	the equity to total assets ratio equals or exceeds 10 percent.

The due diligence Farmer Mac performs before purchasing, guaranteeing securities backed by, or committing to purchase rural utilities loans includes:

•	evaluating loan database information to determine conformity to Farmer Mac's underwriting standards;

•	confirming that loan file data conforms to database information;

•	validating supporting credit information in the loan files; and

•	reviewing loan documentation.

Farmer Mac is not obligated to assume credit risk on every rural utilities loan that meets it underwriting and collateral valuation standards submitted to Farmer Mac.  Farmer Mac may consider other factors, such as portfolio diversification, in deciding whether to accept the loans into the Farmer Mac Rural Utilities program.

Collateral

It is customary in loans to distribution cooperatives and G&T cooperatives for the lender to take a security interest in substantially all of the borrower's assets.  In cases where Farmer Mac purchases a loan and another lender has a lien on all assets, Farmer Mac verifies that a lien accommodation results in either a shared first lien or a first lien in favor of Farmer Mac.  In cases where debt indentures are utilized, Farmer Mac determines if available collateral is adequate to support the loan program and Farmer Mac's investment.

Servicing

Farmer Mac generally does not directly service the rural utilities loans held in its portfolio or the loans underlying Farmer Mac Guaranteed Securities – Rural Utilities.  Those loans are serviced by a servicer designated by Farmer Mac.  Rural utilities loans pledged to secure AgVantage securities are serviced by the holders of those loans in accordance with those lenders' servicing procedures, which are reviewed and approved by Farmer Mac before entering into those transactions.  CFC, a related party to Farmer Mac by virtue of CFC's stock ownership in Farmer Mac, currently services all of the rural utilities loans in Farmer Mac's portfolio.

Sellers

The statutory authorities that authorize Farmer Mac to create a secondary market for rural utilities loans require the loans be made by a cooperative lender to be eligible.  Currently the only two rural utilities lenders that are cooperatives are CFC and CoBank, ACB ("CoBank"), an institution of the FCS.  As of December 31, 2011, these cooperatives had approximately $18.8 billion in loans outstanding to distribution cooperatives and $6.0 billion in loans outstanding to G&T cooperatives.

Portfolio Diversification

CFC and CoBank each lends throughout the entire United States.  Farmer Mac analyzes the geographic distribution of loans to cooperatives and considers regional concentration levels in connection with its business activities under the Rural Utilities program.  As of December 31, 2011, Farmer Mac had direct credit exposure on 647 loans to electric cooperatives constituting $916.0 million across 36 states.

Farmer Mac's charter does not prescribe a maximum loan size for a loan to be eligible for the Rural Utilities program, but Farmer Mac currently limits its cumulative direct credit exposure on eligible rural utilities loans (e.g., purchases of loans or securities representing interests in loans) to any one borrower or related borrowers to $22.5 million.  For indirect credit exposures on rural utilities loans (e.g., AgVantage transactions), Farmer Mac currently limits its cumulative loan exposure to any one borrower or related borrowers to $75.0 million, with the amount of any direct exposure to a borrower also counting toward the $75.0 million limit.  As of December 31, 2011, Farmer Mac's direct credit exposure to rural utilities loans consisted of $888.4 million in loans to distribution cooperatives and $27.6 million in loans to G&T cooperatives.

Funding of Guarantee and LTSPC Obligations

The principal sources of funding for the payment of Farmer Mac's obligations under its guarantees and LTSPCs are the fees for its guarantees and commitments, net effective spread, proceeds of debt issuances, loan repayments and maturities of AgVantage securities.  Farmer Mac satisfies its obligations under LTSPCs and its guarantees by purchasing defaulted loans out of LTSPCs and from the related trusts for Farmer Mac Guaranteed Securities.  Farmer Mac typically recovers a significant portion of the value of defaulted loans purchased either through borrower payments, loan payoffs, payments by third parties or foreclosure and sale of the property securing the loans.  Ultimate credit losses arising from Farmer Mac's guarantees and commitments are reflected in the Corporation's charge-offs against its allowance for losses, gains and losses on the sale of real estate owned ("REO"), which consists of real estate acquired through foreclosure, and fair value adjustments of REOs held.  During 2011, Farmer Mac had net credit losses of $0.2 million, compared to $0.6 million during 2010.

Farmer Mac's charter requires Farmer Mac to maintain in its accounts a portion of the guarantee fees it receives from its guarantee activities.  That amount must be exhausted before Farmer Mac may issue obligations to the U.S. Treasury against the $1.5 billion that Farmer Mac is statutorily authorized to borrow from the U.S. Treasury to fulfill its guarantee obligations.  That borrowing authority is not intended to be a routine funding source and has never been used.  As of December 31, 2011, the amount maintained as a reserve against losses arising from Farmer Mac's guarantee activities was $80.5 million.  Farmer Mac's total outstanding guarantees and LTSPCs exceed the cumulative amount (1) held as an allowance for losses, (2) the amount maintained as a reserve against losses, and (3) the amount Farmer Mac may borrow from the U.S. Treasury; however, Farmer Mac does not expect its future payment obligations under its guarantees and LTSPCs to exceed amounts available to satisfy those obligations, including access to the underlying collateral in the event of default.  For information regarding Farmer Mac's allowance for losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans" and Note 2(j) and Note 8 to the consolidated financial statements.  For a more detailed discussion of Farmer Mac's borrowing authority from the U.S. Treasury, see "Business—Farmer Mac's Authority to Borrow from the U.S. Treasury."

Financing

Debt Issuance

Section 8.6(e) of Farmer Mac's statutory charter (12 U.S.C. § 2279aa-6(e)) authorizes Farmer Mac to issue debt obligations to purchase eligible loans, USDA-guaranteed portions and Farmer Mac Guaranteed Securities and to maintain reasonable amounts for business operations, including adequate liquidity.  Farmer Mac funds its purchases of program and non-program assets primarily by issuing debt obligations of various maturities in the public capital markets.  Farmer Mac also issues debt obligations to obtain funds to finance its transaction costs, guarantee payments and LTSPC purchase obligations.  Debt obligations issued by Farmer Mac include discount notes and fixed and floating rate medium-term notes, including callable notes.

The interest and principal on Farmer Mac's debt obligations are not guaranteed by and do not constitute debts or obligations of FCA or the United States or any agency or instrumentality of the United States other than Farmer Mac.  Farmer Mac is an institution of the FCS, but is not liable for any debt or obligation of any other institution of the FCS.  Likewise, neither the FCS nor any other individual institution of the FCS is liable for any debt or obligation of Farmer Mac.  Income to the purchaser of a Farmer Mac discount note or medium-term note is not exempt under federal law from federal, state or local taxation.  Farmer Mac's discount notes and medium-term notes are not currently rated by an NRSRO.

Farmer Mac's board of directors has authorized the issuance of up to $12.0 billion of discount notes and medium-term notes (of which $10.2 billion was outstanding as of December 31, 2011), subject to periodic review by Farmer Mac's board of directors of the adequacy of that level relative to Farmer Mac's borrowing needs.  That authorization was increased from $10.0 billion to $12.0 billion in June 2011. Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities, and non-

program investment assets in accordance with policies established by its board of directors that comply with FCA's Liquidity and Investment Regulations, including dollar amount, issuer concentration and credit quality limitations.  Farmer Mac's regular debt issuance supports its access to the capital markets, and Farmer Mac's non-program investment assets provide an alternative source of funds should market conditions be unfavorable.  Farmer Mac's current policies authorize non-program investments in:

•	obligations of or guaranteed by the United States;

•	obligations of GSEs;

•	municipal securities;

•	international and multilateral development bank obligations;

•	money market instruments;

•	diversified investment funds;

•	asset-backed securities;

•	corporate debt securities; and

•	mortgage securities.

For more information about Farmer Mac's outstanding investments and indebtedness, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Review" and Note 4 and Note 7 to the consolidated financial statements.

Equity Issuance

Common Stock

Farmer Mac's charter authorizes the Corporation to issue voting common stock, non-voting common stock and non-voting preferred stock.  Only banks, other financial entities, insurance companies and institutions of the FCS eligible to participate in one or more of Farmer Mac's programs may hold voting common stock.  No holder of Class A voting common stock may directly or indirectly be a beneficial owner of more than 33 percent of the outstanding shares of Class A voting common stock.  There are no restrictions on the maximum holdings of Class B voting common stock.  No ownership restrictions apply to Class C non-voting common stock or preferred stock, and they are freely transferable.

The dividend rights of all three classes of the Corporation's common stock are the same, and dividends may be paid on common stock only when, as, and if declared by Farmer Mac's board of directors in its sole discretion, subject to the payment of dividends on outstanding preferred stock. Upon liquidation, dissolution or winding up of the business of Farmer Mac, after payment and provision for payment of outstanding debt of the Corporation, the holders of shares of preferred stock would be paid in full at par value, plus all accrued dividends, before the holders of shares of common stock received any payment.  The assets of Farmer Mac II LLC are not directly available to satisfy the claims of Farmer Mac's creditors or stockholders. Those assets will only be available to the creditors and stockholders of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.

As of December 31, 2011, the following shares of Farmer Mac common stock were outstanding:

•	1,030,780 shares of Class A voting common stock;

•	500,301 shares of Class B voting common stock; and

•	8,825,794 shares of Class C non-voting common stock.

Farmer Mac may obtain additional capital from future issuances of voting and non-voting common stock and non-voting preferred stock.

The following table presents the dividends declared on Farmer Mac's common stock during and subsequent to 2011:

Date Dividend Declared	Per Share Amount	For Holders Of Record As Of	Date Paid
February 3, 2011	$0.05	March 15, 2011	March 31, 2011
June 1, 2011	0.05	June 15, 2011	June 30, 2011
August 3, 2011	0.05	September 15, 2011	September 30, 2011
December 1, 2011	0.05	December 15, 2011	December 30, 2011
February 2, 2012	0.10	March 15, 2012	*

*  The dividend declared on February 2, 2012 is scheduled to be paid on March 30, 2012.

Farmer Mac's ability to declare and pay common stock dividends could be restricted if it were to fail to comply with its regulatory capital requirements.  See Note 9 to the consolidated financial statements and "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement Levels."

Preferred Stock

Farmer Mac has had three series of preferred stock outstanding.  The first, Series A, was repurchased and retired on December 15, 2008.  The second, Series B, was repurchased and retired on January 25, 2010. Farmer Mac has authorized the issuance of up to 100,000 shares of Series C Preferred Stock with a par value of $1,000 per share and an initial liquidation preference of $1,000 per share.  Currently outstanding, Series C Preferred Stock ranks senior to Farmer Mac's outstanding Class A voting common stock, Class B voting common stock, Class C non-voting common stock and any other common stock of Farmer Mac issued in the future. CFC currently owns all of the outstanding Series C Preferred Stock.

Dividends on Series C Preferred Stock compound quarterly at an annual rate of 5.0 percent of the then-applicable liquidation preference per share.  The annual rate will increase to (1) 7.0 percent on January 1 following the fifth anniversary of the applicable issue date and (2) 9.0 percent on January 1 following the tenth anniversary of the applicable issue date.  Dividends on Series C Preferred Stock will accrue and cumulate from the applicable issue date whether or not declared by Farmer Mac's board of directors and will be payable quarterly in arrears out of legally available funds when and as declared by the board of directors on each dividend payment date—March 31, June 30, September 30 and December 31 of each year.  Farmer Mac may pay dividends on Series C Preferred Stock without paying dividends on any outstanding class or series of stock that ranks junior to Series C Preferred Stock.

Farmer Mac has the right, but not the obligation, to redeem some or all of the issued and outstanding shares of Series C Preferred Stock at a price equal to the then-applicable liquidation preference beginning on the first anniversary of the applicable issue date and on each subsequent dividend payment date.  Farmer Mac's redemption right with respect to Series C Preferred Stock is subject to receipt of the prior written approval of FCA, if required.

The following table presents the dividends declared on Series C Preferred Stock during and subsequent to 2011:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
February 3, 2011	$12.50	January 1, 2011	March 31, 2011	March 31, 2011
June 1, 2011	12.50	April 1, 2011	June 30, 2011	June 30, 2011
August 3, 2011	12.50	July 1, 2011	September 30, 2011	September 30, 2011
December 1, 2011	12.50	October 1, 2011	December 31, 2011	January 3, 2012
February 2, 2012	12.50	January 1, 2012	March 31, 2012	*

*  The dividend declared on February 2, 2012 is scheduled to be paid on April 2, 2012.

During 2011 and 2010, there were no sales of Series C Preferred Stock.  As of December 31, 2011 and 2010, the outstanding shares of Series C Preferred Stock was 57,578.  During 2009, Farmer Mac sold 48,378 shares of Series C Preferred Stock resulting in 57,578 shares of Series C Preferred Stock outstanding as of December 31, 2009.

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

Dividends on the Farmer Mac II LLC Preferred Stock are payable if, when and as declared by Farmer Mac II LLC's board of directors, quarterly, on a non-cumulative basis, on March 30, June 30, September 30, and December 30 of each year.  For each quarterly period from the date of issuance to but excluding the payment date occurring on March 30, 2015, the dividend rate on the Farmer Mac II LLC Preferred Stock is 8.875 percent per annum.  For each quarterly period from March 30, 2015 to but excluding the payment date occurring on March 30, 2020, the dividend rate on the Farmer Mac II LLC Preferred Stock will be 10.875 percent per annum.  For each quarterly period beginning on March 30, 2020, the dividend rate on the Farmer Mac II LLC Preferred Stock will be an annual rate equal to three-month LIBOR plus 8.211 percent.  Dividends on the Farmer Mac II LLC Preferred Stock are non-cumulative, so dividends that are not declared for a payment date will not accrue.  The Farmer Mac II LLC Preferred Stock is permanent equity of Farmer Mac II LLC and presented as "Non-controlling interest – preferred stock" within total equity on the consolidated balance sheets of Farmer Mac.  Farmer Mac II LLC incurred $8.1 million of direct costs related to the issuance of the Farmer Mac II LLC Preferred Stock, which reduced the amount of non-controlling interest – preferred stock.  The accrual of declared dividends is presented as "Net income attributable to non-controlling interest – preferred stock dividends" on the consolidated statements of operations on a pre-tax basis.  The consolidated tax benefit is included in "income tax expense" on the consolidated statements of operations.

The following table presents the dividends declared on Farmer Mac II LLC Preferred Stock during and subsequent to 2011:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
February 3, 2011	$22.1875	December 30, 2010	March 29, 2011	March 30, 2011
June 1, 2011	22.1875	March 30, 2011	June 29, 2011	June 30, 2011
August 3, 2011	22.1875	June 30, 2011	September 29, 2011	September 30, 2011
December 1, 2011	22.1875	September 30, 2011	December 29, 2011	December 30, 2011
February 2, 2012	22.1875	December 30, 2011	March 29, 2012	*

*  The dividend declared on February 2, 2012 is scheduled to be paid on March 30, 2012.

Farmer Mac used part of the proceeds from the sale of $250.0 million of the Farmer Mac II LLC Preferred Stock to repurchase and retire all $150.0 million of the outstanding Series B Preferred Stock described above.  After consideration of the consolidated tax benefits to Farmer Mac, the net effective cost of the $250.0 million of preferred stock is 5.77 percent per year, which is $3.6 million less per year than the cost of the $150 million of Series B Preferred Stock based on its 2010 dividend rate of 12 percent, which was scheduled to increase to 14 percent at the end of 2010 and to 16 percent at the end of 2011.

Common Stock Repurchases

Farmer Mac did not repurchase any common stock during 2011, 2010 or 2009.

FARMER MAC'S AUTHORITY TO BORROW FROM THE U.S. TREASURY

Farmer Mac may issue obligations to the U.S. Treasury in a cumulative amount not to exceed $1.5 billion.  The proceeds of those obligations may be used solely for the purpose of fulfilling Farmer Mac's guarantee obligations under the Farmer Mac I, Farmer Mac II, and Rural Utilities programs.  Farmer Mac's charter provides that the U.S. Treasury is required to purchase those obligations of the Corporation if Farmer Mac certifies that:

•
a portion of the guarantee fees assessed by Farmer Mac has been set aside as a reserve against losses arising out of Farmer Mac's guarantee activities in an amount determined by Farmer Mac's board of directors to be necessary and such reserve has been exhausted (that amount was

$80.5 million and $72.4 million as of December 31, 2011 and 2010, respectively); and

•	the proceeds of such obligations are needed to fulfill Farmer Mac's guarantee obligations.

Such obligations would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac, and would be required to be repurchased from the U.S. Treasury by Farmer Mac within a "reasonable time."  As of December 31, 2011, Farmer Mac had not utilized this borrowing authority and does not expect to utilize this borrowing authority in the future.

The United States government does not guarantee payments due on Farmer Mac Guaranteed Securities, funds invested in the equity or debt securities of Farmer Mac, any dividend payments on shares of Farmer Mac stock or the profitability of Farmer Mac.

GOVERNMENT REGULATION OF FARMER MAC

General

In 1987, Congress created Farmer Mac in the aftermath of the collapse of the agricultural credit delivery system.  Farmer Mac's primary committees of jurisdiction in Congress – the Committee on Agriculture of the U.S. House of Representatives and the U.S. Senate Committee on Agriculture, Nutrition and Forestry – added requirements for Farmer Mac that had not been included in any of the other statutes establishing other GSEs.

Unlike the other existing GSEs at the time, Farmer Mac's initial 1987 legislation required the Corporation to be regulated by an independent regulator, the Farm Credit Administration, which has the authority to regulate Farmer Mac's safety and soundness.  The statute creating Farmer Mac expressly requires that qualified loans meet minimum credit and appraisal standards that represent sound loans to profitable businesses.  The enabling legislation also required Farmer Mac to comply with the periodic reporting requirements of the SEC, including quarterly reports on the financial status of the Corporation and interim reports when there are significant developments.  Farmer Mac's statutory charter also requires offerings of Farmer Mac Guaranteed Securities to be registered under the Securities Act of 1933, as amended, and regulations promulgated thereunder (collectively, the "Securities Act") unless an exemption for an offering is available.

Since Farmer Mac's creation, Congress has amended Farmer Mac's charter four times:

•	in 1990 to create the Farmer Mac II program;

•	in 1991 to clarify Farmer Mac's authority to purchase its guaranteed securities, establish OSMO as Farmer Mac's financial regulator and set minimum regulatory capital requirements for Farmer Mac;

•
in 1996 to remove certain barriers to and restrictions on Farmer Mac's operations to be more competitive (e.g., allowing Farmer Mac to buy loans directly from lenders and issue guaranteed securities representing 100 percent of the principal of the purchased loans and modifying capital requirements); and

•
in 2008 to authorize Farmer Mac to purchase, and guarantee securities backed by, loans made by cooperative lenders to borrowers to finance electrification and telecommunications systems in rural areas.

Farmer Mac's authorities and regulatory structure were not revised by subsequent legislation adopted in 2008 to regulate other GSEs.

Regulation

Office of Secondary Market Oversight (OSMO)

As an institution of the FCS, Farmer Mac (including its subsidiaries) is subject to the regulatory authority of FCA.  FCA, acting through OSMO, has general regulatory and enforcement authority over Farmer Mac, including the authority to promulgate rules and regulations governing the activities of Farmer Mac and to apply its general enforcement powers to Farmer Mac and its activities.  The Director of OSMO, who is selected by and reports to the FCA board, is responsible for the examination of Farmer Mac and the general supervision of the safe and sound performance by Farmer Mac of the powers and duties vested in it by Farmer Mac's charter.  Farmer Mac's charter requires an annual examination of the financial transactions of Farmer Mac and authorizes FCA to assess Farmer Mac for the cost of its regulatory activities, including the cost of any examination.  Farmer Mac is required to file quarterly reports of condition with FCA.

Capital Standards

General.  Farmer Mac's charter establishes three capital standards for Farmer Mac:

•
Statutory minimum capital requirement – Farmer Mac's minimum capital level is an amount of core capital (stockholders' equity less accumulated other comprehensive income plus non-controlling interest - preferred stock) equal to the sum of 2.75 percent of Farmer Mac's aggregate on-balance sheet assets, as calculated for regulatory purposes, plus 0.75 percent of Farmer Mac's aggregate off-balance sheet obligations, specifically including:

◦	the unpaid principal balance of outstanding Farmer Mac Guaranteed Securities;

◦	instruments issued or guaranteed by Farmer Mac that are substantially equivalent to Farmer Mac Guaranteed Securities, including LTSPCs; and

◦	other off-balance sheet obligations of Farmer Mac.

•	Statutory critical capital requirement – Farmer Mac's critical capital level is an amount of core capital equal to 50 percent of the total minimum capital requirement at that time.

•	Risk-based capital – The charter directs FCA to establish a risk-based capital stress test for Farmer Mac, using specified stress-test parameters.

Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement.

The risk-based capital stress test promulgated by FCA is intended to determine the amount of regulatory capital (core capital plus the allowance for losses) that Farmer Mac would need to maintain positive capital during a ten-year period in which:

•	annual losses occur at a rate of default and severity "reasonably related" to the rates of the highest sequential two years in a limited U.S. geographic area; and

•	interest rates increase to a level equal to the lesser of 600 basis points or 50 percent of the ten-year U.S. Treasury rate, and interest rates remain at such level for the remainder of the period.

The risk-based capital stress test then adds an additional 30 percent to the resulting capital requirement for management and operational risk.  FCA promulgated a revised risk-based capital stress test that became effective June 15, 2011.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters."

As of December 31, 2011, Farmer Mac's statutory minimum and critical capital requirements were $348.7 million and $174.3 million, respectively, and its actual core capital level was $475.2 million, $126.5 million above the statutory minimum capital requirement and $300.9 million above the statutory critical capital requirement.  Based on the risk-based capital stress test, Farmer Mac's risk-based capital requirement as of December 31, 2011 was $52.9 million and Farmer Mac's regulatory capital of $492.7 million exceeded that amount by approximately $439.8 million.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements" for a presentation of Farmer Mac's current regulatory capital position.

Enforcement Levels.  Farmer Mac's charter directs FCA to classify Farmer Mac within one of four enforcement levels for purposes of determining compliance with capital standards.  As of December 31, 2011, Farmer Mac was classified as within level I—the highest compliance level.

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

Farmer Mac's charter does not specify any supervisory measures, either mandatory or discretionary, to be taken by the Director in the event Farmer Mac were classified as within level IV.

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

Farmer Mac's business activities, financial performance and results of operations are, by their nature, subject to a number of risks and uncertainties, including those related to the agricultural sector, the rural utilities industry, access to the capital markets, the regulatory environment, and the level of prevailing interest rates and overall market conditions. The following risk factors are some of the more important factors that could materially affect Farmer Mac's financial condition and operating results and should be considered in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K, including the risks and uncertainties described in the "Forward-Looking Statements" section. Furthermore, because new risk factors likely will emerge from time to time, management can neither predict all such risk factors nor assess the effects of such factors on Farmer Mac's business, operating results, and financial condition or the extent to which any factor, or combination of factors, may affect the Corporation's actual results and financial condition. If any of the following risks materialize, Farmer Mac's business, financial condition or results of operations could be materially and adversely affected. Farmer Mac undertakes no obligation to update or revise this risk factor discussion, except as required by law.

An inability to access the debt capital markets could have a material adverse effect on Farmer Mac's business, operating results, financial condition and capital levels.

Farmer Mac's ability to operate its business, meet its obligations, grow its assets and fulfill its statutory mission depends on the Corporation's ability to issue substantial amounts of debt frequently and at favorable rates.  The issuance of short-term and long-term debt securities in the U.S. financial markets is the primary source of funding for Farmer Mac's purchases of program and non-program assets and for repaying or refinancing existing debt.  Moreover, one of the primary sources of the Corporation's revenue is the net interest income earned from the difference, or "spread," between the return received on assets held and the related borrowing costs.  Farmer Mac's ability to obtain funds through the issuance of debt, at favorable rates and terms, depends on many factors, including:

•	Farmer Mac's corporate and regulatory structure, including its status as a GSE and perceptions about the viability of stockholder-owned GSEs in general;

•	compliance with regulatory capital requirements and any measures imposed by Farmer Mac's regulator if the Corporation were to fail to comply with those requirements;

•	Farmer Mac's financial results and changes in its financial condition;

•	the public's perception of the risks to and financial prospects of Farmer Mac's business;

•	prevailing conditions in the capital markets;

•	competition from other issuers of GSE debt; and

•
legislative or regulatory actions relating to Farmer Mac's business, including any actions that would affect the Corporation's GSE status or that could increase its costs for hedging interest rate risks or restrict or reduce its ability to issue debt.

Factors affecting the agricultural sector or the rural utilities industry may have an impact on borrowers' profitability and, as a consequence, their ability to repay their loans on which Farmer Mac has assumed credit risk.

External factors beyond Farmer Mac's control that could have an impact on borrowers' profitability could cause Farmer Mac to experience increased delinquency and default rates within its loan portfolio, including, but not limited to:

•	severe protracted or sudden adverse weather conditions, animal and plant disease outbreaks, restrictions on water supply, or other conditions affecting particular geographic regions or industries;

•	increases in production expenses, including increases in commodity or fuel prices or labor costs within any particular industry;

•	fluctuations in currency exchange markets that would reduce export demand for U.S. agricultural products;

•	slow or negative economic growth, which could reduce demand for U.S. agricultural products;

•	adverse changes in interest rates, agricultural land values, or other factors that may affect delinquency levels and credit losses on agricultural real estate mortgage loans;

•
the effects of any changes in federal assistance for agriculture that may affect the level of income for borrowers within one or more industries, including energy policy changes affecting ethanol producers or any decrease in government expenditures on agricultural programs such as support for crop insurance or other disaster recovery programs for agricultural industries;

•	changes in the general economy that can affect the availability of off-farm sources of income and prices of real estate for borrowers; and

•
negative economic conditions that may strain the ability of members of rural electric cooperatives to pay the costs of providing electricity or cause regulators of rural electric cooperatives to restrict the cooperatives' ability to raise rates to achieve profitable levels.

Farmer Mac's business, operating results, financial condition and capital levels may be materially and adversely affected by external factors that may affect the price or marketability of Farmer Mac's products or Farmer Mac's ability to offer its products and services.

Farmer Mac's business, operating results, financial condition and capital levels may be materially and adversely affected by external factors, including adverse changes in the capital markets or changes in public policy, that may affect the price or marketability of Farmer Mac's products and services or Farmer Mac's ability to offer its products and services, including, but not limited to:

•
disruptions in the capital markets, which could adversely affect the value and performance of Farmer Mac's program assets and investment securities, the Corporation's liquidity position and Farmer Mac's ability to access funding at favorable levels or to raise capital;

•	competitive pressures in the purchase of loans eligible for Farmer Mac's programs and the sale of Farmer Mac Guaranteed Securities and debt securities;

•	changes in interest rates that may increase the basis risk of Farmer Mac's hedging instruments, thereby increasing its funding costs; and

•
legislative or regulatory developments or interpretations of Farmer Mac's statutory charter that could adversely affect Farmer Mac, its ability to offer new products, the ability or motivation of certain lenders to participate in its programs or the terms of any such participation, or increase the cost of related corporate activities.

Farmer Mac's business development, profitability and capital depend on the continued growth of the secondary market for agricultural real estate mortgage loans and for rural utilities loans, the future for both of which remains uncertain.

Continued growth in Farmer Mac's business and future profitability may be constrained by conditions that limit the need or ability for lenders to obtain the benefits of Farmer Mac's programs, including, but not limited to:

•	reduced growth rates in the agricultural mortgage market caused by prevailing conditions in the overall economy;

•	the increase in capital levels or the availability of other sources of capital for customers of Farmer Mac;

•	decreased demand for mortgage lending due to borrower liquidity;

•	the acceptance by Federal Home Loan Banks of agricultural real estate mortgage loans as collateral;

•	the historical preference of many agricultural lending institutions to retain loans in their portfolios rather than to sell them into the secondary market;

•
the small number of business partners that currently provide a significant portion of Farmer Mac's business volume, resulting in vulnerability as existing business volume pays down or matures and the status of these business partners evolves; and

•	expanded funding alternatives available to rural utilities.

Farmer Mac is a GSE that may be materially and adversely affected by legislative, regulatory or political developments.

Farmer Mac is a GSE that is governed by a statutory charter controlled by the U.S. Congress and regulated by governmental agencies.  Although Farmer Mac is not aware of any pending legislative proposals that would adversely affect the Corporation at this time, Farmer Mac's GSE status and ability to effectively conduct its business are subject to risks and uncertainties related to legislative, regulatory or political developments.  From time to time, legislative or regulatory initiatives are commenced that, if successful, could result in the enactment of legislation or the promulgation of regulations that could negatively affect the status of Farmer Mac or the growth or operation of the secondary market for agricultural mortgages and rural utilities loans.  Farmer Mac cannot predict whether any legislative proposals related to the housing GSEs would also address the continued GSE status of Farmer Mac or modify the current operating structure or authorities of Farmer Mac in any material way.  Implementation of any such developments or proposals could have a material and adverse effect on Farmer Mac's business, operating results, financial condition and capital levels.  See "Government Regulation of Farmer Mac" in Item 1 of this Annual Report on Form 10-K for additional discussion on the rules and regulations governing Farmer Mac's activities.

Farmer Mac is subject to statutory and regulatory capital requirements that are subject to change, and failure to meet those requirements could result in supervisory measures or otherwise materially and adversely affect Farmer Mac's business, operating results or financial condition.

Farmer Mac is required by statute and regulation to maintain certain capital levels.  Any inability by Farmer Mac to meet these capital requirements could result in supervisory measures by FCA or could otherwise materially and adversely affect Farmer Mac's business, operating results or financial condition.  Factors that could adversely affect the adequacy of Farmer Mac's capital levels in the future, and which may be beyond Farmer Mac's control, include:

•	the potential for any other-than-temporary impairment charges;

•	adverse changes in interest rates or credit spreads;

•	the potential need to increase the level of the allowance for losses on program assets in the future;

•	legislative or regulatory actions that increase Farmer Mac's applicable capital requirements; and

•	changes in GAAP.

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

Widespread repayment shortfalls on loans in the Farmer Mac I program or Rural Utilities program could require Farmer Mac to pay under its guarantees and LTSPCs and could have a material adverse effect on the Corporation's financial condition, results of operations and liquidity.

Farmer Mac Guaranteed Securities and LTSPCs are obligations of Farmer Mac only, and are not backed by the full faith and credit of the United States, FCA or any other agency or instrumentality of the United States other than Farmer Mac.  Farmer Mac's principal sources of funds for the payment of claims under its guarantees and purchase commitments are, and may continue to be, substantially less than the amount of Farmer Mac's aggregate contingent liabilities under its guarantees and LTSPCs.  Farmer Mac is required to set aside a portion of the fees it receives as a reserve against losses from its guarantee and commitment activities.  Farmer Mac expects that its future contingent liabilities for its guarantee and commitment activities will continue to grow and will exceed Farmer Mac's resources, including amounts in the Corporation's allowance for losses and its limited ability to borrow from the U.S. Treasury.

Farmer Mac is exposed to credit risk and interest rate risk that could materially and adversely affect its business, operating results, financial condition, capital levels and future earnings.

Farmer Mac's earnings depend largely on the performance of its program assets and non-program investments, and the spread between interest earned on such assets and investments and interest paid on Farmer Mac's obligations and liabilities.  As a result, Farmer Mac's earnings may be adversely affected by its exposure to credit and interest rate risks, including:

•	credit risk associated with the agricultural mortgages and rural utilities loans that Farmer Mac purchases or commits to purchase or that back Farmer Mac Guaranteed Securities;

•	interest rate risk on interest-earning assets and related interest-bearing liabilities due to possible timing differences in the associated cash flows;

•	credit risk associated with Farmer Mac's business relationships with other institutions, such as counterparties to interest rate swap contracts and other hedging arrangements; and

•	risks as to the creditworthiness of the issuers of AgVantage securities and the Corporation's non-program investments.

Incorrect estimates and assumptions by management in preparing financial statements could adversely affect the Corporation's business, operating results, reported assets and liabilities, financial condition and capital levels.

Incorrect estimates and assumptions by management in connection with the preparation of the Corporation's consolidated financial statements could adversely affect the reported amounts of assets and liabilities and the reported amounts of income and expenses. The preparation of the Corporation's consolidated financial statements requires management to make certain critical accounting estimates and assumptions that could affect the reported amounts of assets and liabilities and the reported amounts of income and expense during the reporting periods. If management makes incorrect assumptions or estimates, Farmer Mac may under- or overstate reported financial results, which could materially and adversely affect the Corporation's business, operating results, financial condition and capital levels.

Changes in the value or composition of Farmer Mac's investment securities could adversely affect the Corporation's business, operating results, financial condition and capital levels.

Deterioration in financial or credit market conditions could reduce the fair value of Farmer Mac's investment securities, particularly those securities that are less liquid and more subject to volatility. Farmer Mac relies on internal models to determine the fair value of certain investment securities, and those models could fail to produce reliable results.  Farmer Mac also relies on the judgment of management to value certain securities, and that judgment is subject to human error. Subsequent valuations of investment securities, in light of factors then prevailing, may result in significant changes in the value of the Corporation's investment securities in the future.  In addition, regulations promulgated under the Dodd–Frank Wall Street Reform and Consumer Protection Act may limit Farmer Mac's ability to rely on credit ratings for its investment securities, which may necessitate changes in the composition of Farmer Mac's investment portfolio.  If Farmer Mac decides to sell any of the securities in its investment portfolio, the price ultimately realized will depend on the demand and liquidity in the market at that time and may be materially lower than their estimated fair value. Farmer Mac's inability to sell the securities in its investment portfolio at or above their estimated fair value could adversely affect the Corporation's business, operating results, financial condition and capital levels.

Changes in interest rates or Farmer Mac's ability to manage interest rate risk successfully may cause volatility in financial results and capital levels and adversely affect net interest income and increase interest rate risk.

Farmer Mac enters into financial derivatives transactions to hedge interest rate risks inherent in its business and applies fair value accounting to its financial derivatives transactions; it does not apply hedge accounting to those derivatives.  Although Farmer Mac's financial derivatives provide effective economic hedges of interest rate risk, accounting guidance requires changes in the fair values of financial derivatives to be reflected in net income, while a majority of the offsetting economic gains on the hedged items are not, resulting in the possibility of volatile earnings under GAAP.  Another consequence of the changes in the fair values of financial derivatives being accounted for in earnings is the resulting effect on Farmer Mac's regulatory core capital that is available to meet the Corporation's statutory minimum capital requirement. Adverse changes in the fair values of Farmer Mac's financial derivatives would reduce the amount of core capital available to meet this requirement, which could result in regulatory enforcement action for Farmer Mac if it were unable to meet the requirement.

Farmer Mac's ability to attract and retain qualified employees is critical to the success of its business, and failure to do so may materially adversely affect Farmer Mac's performance or financial condition.

Farmer Mac relies on its employees' breadth and depth of knowledge of agricultural lending, financial products and other areas of expertise to run its business operations successfully. A significant disruption in the continuity of Farmer Mac's employees would require Farmer Mac to expend resources to replace personnel and could result in a loss of productivity in the interim. If Farmer Mac is unable to continue to retain and attract qualified employees, Farmer Mac's performance or financial condition could be materially adversely affected.

Farmer Mac relies on information systems and other technology in its business operations, and any failure or interruption in those systems, including the occurrence of cyber incidents or a deficiency in Farmer Mac's cybersecurity, could adversely affect Farmer Mac's business, operating results or financial condition.

Farmer Mac relies heavily on information systems and other technology, including from third parties, to conduct and manage its business.  As Farmer Mac's reliance on technology has increased, so have the risks posed to its systems, including the effect of events that would threaten the confidentiality, integrity, or availability of Farmer Mac's information resources, known as cyber incidents. If Farmer Mac experiences a failure or interruption in any of these systems or other technology, including any action that results in unauthorized access to Farmer Mac's systems by third parties to disrupt operations, corrupt data, or steal confidential information, Farmer Mac may consequently experience operational interruption, damage to its reputation, or liability from private data exposure.  Although Farmer Mac has implemented solutions, processes, and procedures to help mitigate these risks, including a business continuity plan, Farmer Mac may not be able to prevent, address on a timely and adequate basis, or fully mitigate the negative effects of any failure or interruption on Farmer Mac's business, operating results or financial condition.

If Farmer Mac's management of risk associated with its program assets and investment securities is not effective, its business, operating results, financial condition and capital levels could be materially adversely affected.

Events in the financial markets during the last five years relating to volatility, liquidity and credit have challenged financial institutions, including Farmer Mac, to adapt and further develop profitability and risk management models adequate to address a wider range of possible market developments.  Farmer Mac's techniques and strategies may not be effective in mitigating its risk exposure in all economic market environments or against all types of risk, including risks that Farmer Mac fails to identify or anticipate.  Some of Farmer Mac's qualitative tools and metrics for managing risk are based upon its use of observed historical market behavior.  Farmer Mac applies statistical and other tools to these observations to quantify its risks.  These tools and metrics may fail to predict future risk.  Such failures could, for example, arise from factors Farmer Mac did not anticipate or correctly evaluate in its models.  In addition, Farmer Mac's quantified modeling does not take into account all risks.  Farmer Mac's more qualitative approach to managing those risks could prove insufficient, exposing it to material unanticipated losses.  The inability of Farmer Mac to effectively identify and manage the risks inherent in its business could have a material adverse effect on its business, operating results, financial condition and capital levels.

Farmer Mac's ability to repay its obligations and/or raise capital through issuances of debt or equity may be adversely affected by the sale of certain assets to, and the operating results of, its subsidiary Farmer Mac II LLC.

In January 2010, Farmer Mac contributed substantially all of its Farmer Mac II program business to Farmer Mac II LLC, including USDA-guaranteed portions in an aggregate principal amount of $1.1 billion and the primary intangible assets related to the operation of the Farmer Mac II program.  As a result, the assets of Farmer Mac II LLC are no longer directly available to satisfy the claims of Farmer Mac's creditors or stockholders.  In the event of an insolvency, bankruptcy, liquidation, reorganization, dissolution or winding-up of Farmer Mac II LLC, Farmer Mac, as the holder of the common equity interest, may lose all or some of its investment in Farmer Mac II LLC, which event likely would adversely affect Farmer Mac's ability to raise capital, issue new debt and repay outstanding debt as it comes due.  If Farmer Mac is a creditor to Farmer Mac II LLC, the value of Farmer Mac II LLC's assets may be insufficient to repay amounts due to Farmer Mac, which also could adversely affect Farmer Mac's ability to raise capital, issue new debt and repay outstanding debt as it comes due.  In addition, the ability of Farmer Mac II LLC to successfully operate the Farmer Mac II program will impact its ability to pay dividends on the common equity interest owned by Farmer Mac.  If Farmer Mac II LLC cannot pay dividends to Farmer Mac or repay or refinance obligations owed to Farmer Mac, Farmer Mac's liquidity and ability to raise additional capital also may be adversely affected, which could adversely affect the Corporation's operating results and financial condition.

The trading price for Farmer Mac's Class C non-voting common stock may be volatile due to market influences, trading volume, or the effects of equity awards for the Corporation's officers, directors, and employees.
The trading price of Farmer Mac's Class C non-voting common stock has at times experienced substantial price volatility and may continue to be volatile. The trading price may fluctuate in response to various factors, including short sales, low trading volume, hedging, or stock market influences in general that are unrelated to the Corporation's operating performance. In addition, as a component of compensation for its officers, directors, and employees, Farmer Mac typically grants equity awards each year that are based on the Class C non-voting common stock, including stock appreciation rights and restricted stock that vest over time or upon the achievement of specified performance goals. Sales of stock acquired upon vesting or exercise of equity awards by Farmer Mac's officers, directors, or employees, whether pursuant to an established trading plan or otherwise, could adversely affect the trading price of Farmer Mac's Class C non-voting common stock. These factors may be exacerbated during periods of low trading volume for the Corporation's Class C non-voting common stock, and may have a prolonged negative effect on its trading price.

Any of the risks described in this section could materially and adversely affect Farmer Mac's business, operating results, financial condition, capital levels and future earnings.  For additional discussion about the Corporation's risk management, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management" in Item 7 of this Annual Report on Form 10-K.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Farmer Mac currently occupies its principal offices, which are located at 1999 K Street, N.W., 4th Floor, Washington, D.C. 20006 under a Sublease that commenced on October 1, 2011 and expires on August 30, 2024. Farmer Mac moved its principal offices from 1133 Twenty-First Street, N.W., Suite 600, Washington, D.C. 20036, the lease for which expired on November 30, 2011. Farmer Mac also maintains an office located at 5408 NW 88th, Suite 120, Johnston, Iowa 50131, under the terms of a lease that commenced on November 1, 2010 and that expires on October 31, 2015. Farmer Mac's offices are suitable and adequate for its current and currently anticipated needs.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)Farmer Mac has three classes of common stock outstanding.  Ownership of Class A voting common stock is restricted to banks, insurance companies and other financial institutions or similar entities that are not institutions of the FCS.  Ownership of Class B voting common stock is restricted to institutions of the FCS.  There are no ownership restrictions on the Class C non-voting common stock.  Under the terms of the original public offering of the Class A and Class B voting common stock, the Corporation reserved the right to redeem at book value any shares of either class held by an ineligible holder.

Farmer Mac's Class A voting common stock and Class C non-voting common stock trade on the New York Stock Exchange under the symbols AGM.A and AGM, respectively.  The Class B voting common stock, which has a limited market and trades infrequently, is not listed or quoted on any exchange or other medium, and Farmer Mac is unaware of any publicly available quotations or prices for that class of common stock.

The information below represents the high and low closing sales prices for the Class A and Class C common stocks for the periods indicated as reported by the New York Stock Exchange.

	Sales Prices
	Class A Stock		Class C Stock
	High	Low	High	Low
	(per share)
2012
First quarter (through March 1, 2012)	$14.50	$11.35	$21.49	$18.01
2011
Fourth quarter	$13.66	$11.34	$20.38	$15.69
Third quarter	15.93	12.22	22.59	16.91
Second quarter	14.88	11.97	22.12	17.24
First quarter	15.25	12.08	20.27	14.82
2010
Fourth quarter	$13.40	$9.00	$17.02	$10.40
Third quarter	12.79	7.59	16.24	10.42
Second quarter	17.37	11.00	23.54	12.20
First quarter	10.00	6.41	11.33	6.85

As of March 1, 2012, Farmer Mac estimates that there were 1,131 registered owners of the Class A voting common stock, 87 registered owners of the Class B voting common stock and 1,057 registered owners of the Class C non-voting common stock.

The dividend rights of all three classes of the Corporation's common stock are the same, and dividends may be paid on common stock only when, as, and if declared by Farmer Mac's board of directors in its sole discretion.  From first quarter 2009 through fourth quarter 2011, Farmer Mac paid a quarterly dividend of $0.05 per share on all classes of the Corporation's common stock.  On February 2, 2012, Farmer Mac's board of directors declared a quarterly dividend of $0.10 per share on the Corporation's common stock payable on March 30, 2012, which increased the quarterly dividend rate to the level paid prior to 2009. Farmer Mac expects to continue to pay comparable quarterly cash dividends for the foreseeable future, subject to the outlook and indicated capital needs of the Corporation and the determination of the board of directors. Farmer Mac's ability to pay dividends on its common stock is subject to the payment of dividends on its outstanding preferred stock.  Farmer Mac's ability to declare and pay dividends could also be restricted if it were to fail to comply with regulatory capital requirements.  See "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement Levels."

Information about securities authorized for issuance under Farmer Mac's equity compensation plans appears under "Equity Compensation Plans" in the Corporation's definitive proxy statement to be filed on or about April 26, 2012.  That portion of the definitive proxy statement is incorporated by reference into this Annual Report on Form 10-K.

Farmer Mac is a federally chartered instrumentality of the United States and its common stock is exempt from registration pursuant to Section 3(a)(2) of the Securities Act.  Two types of transactions related to Farmer Mac common stock occurred during fourth quarter 2011 that were not registered under the Securities Act and not otherwise reported on a Current Report on Form 8-K:

•
On October 4, 2011, Farmer Mac granted stock appreciation rights under its 2008 Omnibus Incentive Plan with respect to an aggregate of 33,000 shares of Class C non-voting common stock, at an exercise price of $18.14 per share, to eleven employees as incentive compensation.

•
On October 13, 2011, pursuant to Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 200 shares of its Class C non-voting common stock to the four directors who elected to receive such stock in lieu of their cash retainers.  The number of shares issued to the directors was calculated based on a price of $19.03 per share, which was the closing price of the Class C non-voting common stock on September 30, 2011 as reported by the New York Stock Exchange.

Performance Graph.  The following graph compares the performance of Farmer Mac's Class A voting common stock and Class C non-voting common stock with the performance of the New York Stock Exchange Composite Index (the "NYSE Comp") and the Standard & Poor's 500 Diversified Financials Index (the "S&P Div Fin") over the period from December 31, 2006 to December 31, 2011.  The graph assumes that $100 was invested on December 31, 2006 in each of:  Farmer Mac's Class A voting common stock; Farmer Mac's Class C non-voting common Stock; the NYSE Comp; and the S&P Div Fin.  The graph also assumes that all dividends were reinvested into the same securities throughout the past five years.  Farmer Mac obtained the information contained in the performance graph from SNL Financial.

Total Return Performance
Index Value
120
100
80
60
40
20
0
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
Farmer Mac Class C (AGM)
Farmer Mac Class A (AGM.A)
S&P Div Fin
NYSE Comp

This performance graph shall not be deemed to be "soliciting material" or to be "filed" with the SEC, and such performance graph shall not be incorporated by reference into any of Farmer Mac's filings under the Securities Act or the Securities Exchange Act of 1934, as amended, and regulations promulgated thereunder (collectively, the "Exchange Act"), whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing (except to the extent Farmer Mac specifically incorporates this section by reference into such filing).

(b)	Not applicable.

(c)	Farmer Mac did not repurchase any shares of its common stock during 2011, 2010 or 2009.

Item 6.	Selected Financial Data

The selected consolidated financial data presented below is summarized from Farmer Mac's consolidated balance sheet data as of December 31, 2011 and the five-year period then ended, as well as selected results of operations data for the five-year period then ended.  This data should be reviewed in conjunction with the audited consolidated financial statements and related notes and with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.

	As of December 31,
Summary of Financial Condition:	2011	2010	2009	2008	2007
	(dollars in thousands)
Cash and cash equivalents	$817,046	$729,920	$654,794	$278,412	$101,445
Investment securities	2,184,490	1,763,329	1,131,895	1,235,859	2,624,366
Farmer Mac Guaranteed Securities	4,289,272	2,907,264	3,398,996	2,451,244	1,298,823
USDA Guaranteed Securities	1,491,905	1,317,444	—	—	—
Loans, net	2,894,156	2,558,599	753,720	774,596	766,219
Total assets	11,883,508	9,479,914	6,138,813	5,107,307	4,977,613
Notes payable:
Due within one year	6,087,879	4,509,419	3,662,898	3,757,099	3,829,698
Due after one year	4,104,882	3,430,656	1,908,713	887,999	744,649
Total liabilities	11,328,975	9,001,037	5,798,406	4,947,743	4,754,020
Mezzanine equity	—	—	144,216	144,216	—
Stockholders' equity	312,680	237,024	196,191	15,348	223,593
Non-controlling interest - preferred stock	241,853	241,853	—	—	—
Selected Financial Ratios:
Return on average assets (1)	0.13%	0.28%	1.46%	(3.06)%	0.09%
Return on average common equity (2)	6.34%	13.88%	113.70%	(158.24)%	2.20%
Average equity to assets (3)	2.57%	2.77%	1.88%	2.37%	4.75%
Average total equity to assets (4)	4.84%	5.25%	4.45%	3.80%	4.75%

(1)	Calculated as net income/(loss) attributable to common stockholders divided by the simple average of beginning and ending total assets.

(2)	Calculated as net income/(loss) attributable to common stockholders divided by the simple average of beginning and ending stockholders' equity, net of preferred stock, at redemption value.

(3)	Calculated as the simple average of beginning and ending stockholders' equity divided by the simple average of beginning and ending total assets.

(4)
Calculated as the simple average of beginning and ending mezzanine equity, stockholders' equity and non-controlling interest - preferred stock divided by the simple average of beginning and ending total assets.

	For the Year Ended December 31,
Summary of Operations:	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Interest Income:
Net interest income after (provision)/recovery for loan losses	$120,695	$94,150	$83,055	$74,184	$44,668
Non-interest (loss)/income:
Guarantee and commitment fees	24,821	24,091	31,805	28,381	25,232
(Losses)/gains on financial derivatives and trading assets	(89,190)	(11,889)	64,570	(141,042)	(40,274)
Other-than-temporary impairment losses	—	—	(3,994)	(106,240)	—
Gains on asset sales and debt repurchases	269	266	4,934	2,689	288
Gains on the sale of real estate owned	974	10	—	—	130
Lower of cost or fair value adjustment on loans held for sale	8,887	(8,748)	(139)	—	85
Other income	6,850	1,244	1,578	1,413	1,326
Non-interest (loss)/income	(47,389)	4,974	98,754	(214,799)	(13,213)
Non-interest expense	28,659	32,627	29,692	32,612	24,877
Income/(loss) before income taxes	44,647	66,497	152,117	(173,227)	6,578
Income tax expense/(benefit)	5,797	13,797	52,517	(22,864)	(83)
Net income/(loss)	38,850	52,700	99,600	(150,363)	6,661
Less: Net income attributable to non-controlling interest - preferred stock dividends	(22,187)	(20,707)	—	—	—
Preferred stock dividends	(2,879)	(4,129)	(17,302)	(3,717)	(2,240)
Loss on retirement of preferred stock	—	(5,784)	—	—	—
Net income/(loss) attributable to common stockholders	$13,784	$22,080	$82,298	$(154,080)	$4,421
Allowance for Losses Activity:
(Release of)/provision for losses	$(2,347)	$4,310	$5,242	$17,840	$(142)
Net charge-offs/(recoveries)	252	(1,618)	7,490	5,292	526
Ending balance	17,516	20,115	14,187	16,435	3,887
Earnings Per Common Share and Dividends:
Basic earnings/(loss) per common share	$1.32	$2.16	$8.12	$(15.40)	$0.43
Diluted earnings/(loss) per common share	1.28	2.08	8.04	(15.40)	0.42
Common stock dividends per common share	0.20	0.20	0.20	0.40	0.40
Regulatory Capital:
Statutory minimum capital requirement	$348,649	$300,996	$216,959	$193,476	$186,032
Core capital	475,163	460,602	337,153	206,976	226,386
Minimum capital surplus	126,514	159,606	120,194	13,500	40,354

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial information as of and for each of the years ended December 31, 2011, 2010 and 2009 is consolidated to include the accounts of Farmer Mac and its subsidiaries, Farmer Mac Mortgage Securities Corporation and Farmer Mac II LLC.  Farmer Mac II LLC was formed as a Delaware limited liability company in December 2009 to operate substantially all of the business related to the Farmer Mac II program – primarily the acquisition of USDA-guaranteed portions.  The business operations of Farmer Mac II LLC began in January 2010.  Since then, Farmer Mac has operated only that part of the Farmer Mac II program that involves the issuance of Farmer Mac II Guaranteed Securities to investors other than Farmer Mac or Farmer Mac II LLC.

This discussion and analysis of financial condition and results of operations should be read together with Farmer Mac's consolidated financial statements and the related notes to the consolidated financial statements for the fiscal years ended December 31, 2011, 2010 and 2009.

The discussion below is not necessarily indicative of future results.

Forward-Looking Statements

Some statements made in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 pertaining to management's current expectations as to Farmer Mac's future financial results, business prospects and business developments.  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and typically are accompanied by, and identified with, such terms as "anticipates," "believes," "expects," "intends," "should" and similar phrases.  The following management's discussion and analysis includes forward-looking statements addressing Farmer Mac's:

•	prospects for earnings;

•	prospects for growth in loan purchase, guarantee, securitization, and LTSPC volume;

•	trends in net interest income and net effective spread;

•	trends in portfolio credit quality, delinquencies, and provisions for losses;

•	trends in expenses;

•	trends in investment securities;

•	prospects for asset impairments and allowance for losses;

•	changes in capital position; and

•	other business and financial matters.

Management's expectations for Farmer Mac's future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties.  Various factors or events could cause Farmer Mac's actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K and uncertainties regarding:

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

Overview

Farmer Mac continued its strong performance in 2011, as evidenced by positive earnings, increased capital, and improved asset quality. Farmer Mac's GAAP net income continued to be significantly affected by fair value changes of financial derivatives in 2011, but non-GAAP core earnings for 2011 were strong and continued to increase compared to previous years. Farmer Mac's capital position increased during 2011 as earnings continued to build, and 90-day delinquencies as of the end of the year improved compared to both the previous quarter and the prior year. This improvement in credit quality reflected the continuing strength of the agricultural economy, although the high profitability within agriculture also resulted in reduced demand for loans. The reduced demand for loans in rural America affected Farmer Mac's overall business volume, as the aggregate outstanding amount of program volume decreased by $303.4 million between the end of 2010 and the end of 2011. Despite this reduced demand in 2011, Farmer Mac believes it has opportunities for future business growth in both the agricultural and rural utilities segments of its business. See "—Outlook."

Although the general economy continued to struggle in 2011, the agricultural economy sustained its strength throughout the year as commodity prices remained high, interest rates remained low, and agricultural exports benefited from the weak dollar. Under these conditions, Farmer Mac's agricultural and rural utilities portfolios continued to perform well. As of December 31, 2011, Farmer Mac's 90-day delinquencies were $40.6 million (0.93 percent of the non-AgVantage Farmer Mac I portfolio), down from $44.8 million (1.02 percent) as of September 30, 2011 and $70.2 million (1.63 percent) as of December 31, 2010.  Notably, as of December 31, 2011, there were no 90-day delinquencies in Farmer Mac's portfolio of ethanol facility loans, a segment of the portfolio that previously experienced heightened levels of delinquencies for several years.

When analyzing the overall risk profile of its program business, Farmer Mac takes into account more than the Farmer Mac I agricultural loan delinquency percentages provided above. The total program business includes AgVantage securities and rural utilities loans, neither of which have any delinquencies, and the USDA Guaranteed Securities and USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities, which are backed by the full faith and credit of the United States. Across Farmer Mac's entire program business, 90-day delinquencies represented 0.34 percent of the total program business as of December 31, 2011, compared to 0.58 percent as of December 31, 2010.

The combination of a strong agricultural economy, low interest rate environment, and strong lender liquidity challenged Farmer Mac's ability to increase overall program volume during 2011. Farmer Mac's new business volume totaled $3.4 billion in 2011, compared to $3.0 billion and $2.5 billion, respectively, in 2010 and 2009.  As of December 31, 2011, Farmer Mac's total outstanding loans, guarantees and commitments were $11.9 billion, compared to $12.2 billion and $10.7 billion as of December 31, 2010 and 2009, respectively. Farmer Mac's overall program volume decreased in 2011 because the new business volume added during 2011 did not offset paydowns and maturities of existing program assets, primarily because of the maturity of a $475.0 million AgVantage security that was not replaced with new business.

Farmer Mac's 2011 new business volume included purchases of $1.5 billion of AgVantage securities issued by Metropolitan Life Insurance Company ("MetLife") with maturities ranging between three and ten years, which replaced maturing AgVantage securities of $1.5 billion issued by MetLife that had been held by third party investors and accounted for as off-balance sheet guarantees by Farmer Mac. New business volume for 2011 also included the purchase of $300.0 million of AgVantage securities issued by Rabo Agrifinance, Inc. with maturities ranging between two and three years. Although the 2011 MetLife transactions did not increase the overall level of outstanding program volume, they effectively extended the duration of the AgVantage securities that had matured and should provide increased future profitability because the net interest margin earned by Farmer Mac holding these securities on-balance sheet is expected to exceed the guarantee fee earned on the prior off-balance sheet guarantees. During 2011, Farmer Mac also completed a $159.9 million LTSPC transaction, which was the largest LTSPC transaction since March 2007. The expressed motivation of the counterparty in that transaction was to reduce its commodity concentration levels. Farmer Mac has recently observed increased lender interest in the LTSPC product as a tool for lenders to manage their commodity concentration and borrower exposure levels as well as overall credit risk. Farmer Mac remains well-positioned to meet the needs of expanding demand over time, as the Corporation's capital position is significantly above its statutory and regulatory requirements.
Farmer Mac's GAAP net income attributable to common stockholders for 2011 was $13.8 million, compared to $22.1 million for 2010 and $82.3 million for 2009.  The decrease in Farmer Mac's GAAP net income for 2011 was almost entirely attributable to the effects of fair value changes of its financial derivatives. Although Farmer Mac's financial derivatives provide effective economic hedges of interest rate risk, they are not designated in hedge relationships for accounting purposes and are required to be reported at fair value, with changes in fair value recorded in earnings as they occur. The fair values of Farmer Mac's financial derivatives are sensitive to changes in long-term interest rates. If long-term interest rates increase, Farmer Mac's financial derivatives generally increase in fair value. Conversely, if long-term interest rates decrease, Farmer Mac's financial derivatives generally decrease in fair value. For example, the 10-year Treasury rate decreased approximately 142 basis points in 2011. During 2011, Farmer Mac recorded unrealized fair value losses on its financial derivatives of $47.6 million. Although these fair value changes are expected to have no permanent effect on earnings or capital if held to maturity, as is expected, they can contribute significant volatility in periodic GAAP earnings.

Apart from the unrealized losses on financial derivatives described above, GAAP net income for 2011 benefited from increased net interest income, net releases from the allowance for losses and gains to adjust the carrying value of loans held for sale to the lower of cost or fair value. GAAP net income in 2010 was affected by net losses on financial derivatives and reduced gains on trading assets, offset partially by higher net interest income as compared to 2009.  GAAP net income for 2009 included significant fair value gains on financial derivatives and trading assets.

Farmer Mac's non-GAAP core earnings for 2011 were $42.9 million, up from $25.4 million and $16.1 million for 2010 and 2009, respectively. Core earnings for 2011 benefited from higher net interest income of $121.3 million, compared to $96.0 million in 2010 and net releases from the allowance for losses of $2.3 million, compared to provisions of $4.3 million in the prior year. Farmer Mac uses core earnings to measure corporate economic performance and develop financial plans because, in management's view, core earnings is a useful alternative measure in understanding Farmer Mac's economic performance, transaction economics and business trends.  Core earnings differs from GAAP net income by excluding the effects of fair value accounting guidance. Core earnings also differs from GAAP net income by excluding specified infrequent or unusual transactions that Farmer Mac believes are not indicative of future operating results and that may not reflect the trends and economic financial performance of the Corporation's core business. This non-GAAP financial measure may not be comparable to similarly labeled non-GAAP financial measures disclosed by other companies. Farmer Mac's disclosure of this non-GAAP measure is not intended to replace GAAP information but, rather, to supplement it.

Further discussion of Farmer Mac's financial results and a reconciliation of Farmer Mac's GAAP net income attributable to common stockholders to core earnings is presented in "—Results of Operations."

Critical Accounting Policies and Estimates

The preparation of Farmer Mac's consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented.  Actual results could differ from those estimates.  The critical accounting policies that are both important to the portrayal of Farmer Mac's financial condition and results of operations and require complex, subjective judgments are the accounting policies for:  (1) the allowance for losses, (2) fair value measurement, and (3) other-than-temporary impairment.

Allowance for Losses

Farmer Mac maintains an allowance for losses to cover estimated probable losses incurred as of the balance sheet date on loans held ("allowance for loan losses") and loans underlying LTSPCs and Farmer Mac Guaranteed Securities ("reserve for losses") based on available information in accordance with Financial Accounting Standards Board ("FASB") standards on accounting for contingencies and on measuring individual impairment of a loan.  Farmer Mac's methodology for determining the allowance for losses separately considers its portfolio segments – Farmer Mac I, Farmer Mac II, and Rural Utilities, and disaggregates its analysis, where relevant, into classes of financing receivables, which currently include loans and AgVantage securities.  Further disaggregation by commodity type is performed, where appropriate, in analyzing the need for an allowance for losses.

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

General Allowance for Losses

Farmer Mac I

Farmer Mac's methodology for determining its general allowance for losses incorporates the Corporation's automated loan classification system.  That system scores loans based on criteria such as historical repayment performance, indicators of current financial condition, loan seasoning, loan size and loan-to-value ratio.  For the purposes of the loss allowance methodology, the loans in Farmer Mac's portfolio of loans and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs have been scored and classified for each calendar quarter since first quarter 2000.  The allowance methodology captures the migration of loan scores across concurrent and overlapping three-year time horizons and calculates loss rates separately within each loan classification for (1) loans underlying LTSPCs and (2) loans held and loans underlying Farmer Mac I Guaranteed Securities.  The calculated loss rates are applied to the current classification distribution of unimpaired loans in Farmer Mac's portfolio to estimate inherent losses, on the assumption that the historical credit losses and trends used to calculate loss rates will continue in the future.  Management evaluates this assumption by taking into consideration factors, including:

•	economic conditions;

•	geographic and agricultural commodity/product concentrations in the portfolio;

•	the credit profile of the portfolio;

•	delinquency trends of the portfolio;

•	historical charge-off and recovery activities of the portfolio; and

•	other factors to capture current portfolio trends and characteristics that differ from historical experience.

Management believes that its use of this methodology produces a reasonable estimate of probable losses, as of the balance sheet date, for all loans included in the Farmer Mac I portfolio, including loans held and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs.

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

Farmer Mac II

No allowance for losses has been provided for USDA Guaranteed Securities or Farmer Mac II Guaranteed Securities.  The USDA-guaranteed portions presented as "USDA Guaranteed Securities" on the consolidated balance sheets, as well as those that collateralize Farmer Mac II Guaranteed Securities, are guaranteed by the USDA.  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  Farmer Mac excludes these guaranteed portions from the credit risk metrics it discloses because of the USDA guarantee.

Rural Utilities

Farmer Mac separately evaluates the rural utilities loans it owns, as well as the lender obligations and loans underlying or securing its Farmer Mac Guaranteed Securities – Rural Utilities, including AgVantage securities, to determine if there are any probable losses inherent in those assets. Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security. Farmer Mac has not provided an allowance for losses for the portfolio segment related to the Rural Utilities program, based on the credit quality of the collateral supporting rural utilities assets and Farmer Mac's counterparty risk analysis.

Specific Allowance for Impaired Loans

Farmer Mac specifically analyzes certain loans in its portfolio for impairment.  Farmer Mac's impaired assets generally include:

•
non-performing assets (loans 90 days or more past due, in foreclosure, restructured, in bankruptcy – including loans performing under either their original loan terms or a court-approved bankruptcy plan);

•	loans for which Farmer Mac has adjusted the timing of borrowers' payment schedules, but still expects to collect all amounts due and has not made economic concessions; and

•	additional performing loans that have previously been delinquent or are secured by real estate that produces agricultural commodities or products currently under stress.

For loans with an updated appraised value, other updated collateral valuation or management's estimate of discounted collateral value, this analysis includes the measurement of the fair value of the underlying collateral for individual loans relative to the total recorded investment, including principal, interest and advances and net of any charge-offs.  In the event that the collateral value does not support the total recorded investment, Farmer Mac specifically provides an allowance for the loan for the difference between the recorded investment and its fair value, less estimated costs to liquidate the collateral. Estimated selling costs are based on historical selling costs incurred by Farmer Mac or management's best estimate of selling costs for a particular property.  For the remaining impaired assets without updated valuations, this analysis is performed in the aggregate in consideration of the similar risk characteristics of the assets and historical statistics.

Further information regarding the allowance for losses is included in "—Risk Management—Credit Risk – Loans."

Fair Value Measurement

A significant portion of Farmer Mac's assets consists of financial instruments that are measured at fair value in the consolidated balance sheets.  For financial instruments that are complex in nature or for which observable inputs are not available, the measurement of fair value requires significant management judgments and assumptions.  These judgments and assumptions, as well as changes in market conditions, may have a material impact on the consolidated balance sheets and statements of operations.

Accounting guidance on fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price) and establishes a hierarchy for ranking fair value measurements.  In determining fair value, Farmer Mac uses various valuation approaches, including market and income approaches.  The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  When available, the fair value of Farmer Mac's financial instruments is based on quoted market prices, valuation techniques that use observable market-based inputs or unobservable inputs that are corroborated by market data.  Pricing information obtained from third parties is internally validated for reasonableness prior to use in the consolidated financial statements.

When observable market prices are not readily available, Farmer Mac estimates fair value using techniques that rely on alternate market data or internally developed models using significant inputs that are generally less readily observable.  Market data includes prices of financial instruments with similar maturities and characteristics, interest rate yield curves, measures of volatility and prepayment rates.  If market data needed to estimate fair value is not available, Farmer Mac estimates fair value using internally-developed models that employ a discounted cash flow approach.  Even when market assumptions are not readily available, Farmer Mac's assumptions reflect those that market participants would likely use in pricing the asset or liability at the measurement date.

Farmer Mac's assets and liabilities presented at fair value in the consolidated balance sheets on a recurring basis include investment securities, Farmer Mac Guaranteed Securities, USDA Guaranteed Securities and financial derivatives.  The changes in fair value from period to period are recorded either in the consolidated balance sheets to accumulated other comprehensive income or in the consolidated statements of operations as gains/(losses) on financial derivatives or gains/(losses) on trading assets.

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

As of December 31, 2011, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $5.9 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 49 percent of total assets and 72 percent of financial instruments measured at fair value as of December 31, 2011.

Assets underlying (or, in the case of USDA Guaranteed Securities, consisting of) these financial instruments measured as level 3 primarily include the following:

Type of Financial Instrument	Underlying Assets
Farmer Mac I Guaranteed Securities	General obligations of various issuers that are secured by agricultural real estate loans eligible under the standards for the Farmer Mac I program.

Farmer Mac II Guaranteed Securities	Portions of loans guaranteed by the USDA pursuant to the Consolidated Farm Rural Development Act.

USDA Guaranteed Securities	Portions of loans guaranteed by the USDA pursuant to the Consolidated Farm Rural Development Act.

Farmer Mac Guaranteed Securities – Rural Utilities	General obligations of CFC that are secured by rural utilities loans.

Auction-rate certificates ("ARCs")	Guaranteed student loans that are backed by the full faith and credit of the United States.

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

Results of Operations

Farmer Mac's GAAP net income attributable to common stockholders for 2011 was $13.8 million or $1.28 per diluted common share, compared to $22.1 million or $2.08 per diluted common share for 2010, and $82.3 million or $8.04 per diluted common share for 2009.

Farmer Mac's non-GAAP core earnings were $42.9 million or $3.97 per diluted common share in 2011, compared to $25.4 million or $2.39 per diluted common share in 2010, and $16.1 million or $1.58 per diluted common share in 2009.

A reconciliation of Farmer Mac's GAAP net income attributable to common stockholders to core earnings is presented in the following table, and those reconciling items are described in more detail below the table:

Reconciliation of GAAP Net Income Attributable to Common Stockholders to Core Earnings
	For the Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share amounts)
GAAP net income attributable to common stockholders	$13,784	$22,080	$82,298
Less the after-tax effects of:
Unrealized (losses)/gains on financial derivatives	(30,930)	13,046	39,949
Unrealized gains on trading assets	2,246	3,426	28,128
Amortization of premiums on assets consolidated at fair value	(7,060)	(7,617)	—
Recognition of deferred gains related to certain Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities	3,368	—	—
Net effects of settlements on agency forward contracts	(2,523)	(670)	(1,927)
Lower of cost or fair value adjustment on loans held for sale	5,776	(5,686)	—
Issuance costs on the retirement of preferred stock	—	(5,784)	—
Sub-total	(29,123)	(3,285)	66,150
Core earnings	$42,907	$25,365	$16,148

Core earnings per share:
Basic	$4.15	$2.48	$1.59
Diluted	3.97	2.39	1.58
Weighted-average shares:
Basic	10,335	10,229	10,138
Diluted	10,802	10,615	10,233

Farmer Mac excludes the after-tax effect of unrealized (losses)/gains resulting from changes in the fair values of financial derivatives and trading assets from core earnings.  Changes in the fair values of financial derivatives and trading assets have historically contributed significant volatility to Farmer Mac's periodic GAAP earnings.  Consistent with that trend, Farmer Mac recorded unrealized losses of $47.6 million ($30.9 million after-tax) for fair value changes on its financial derivatives for 2011, compared to unrealized gains of $20.1 million ($13.0 million after-tax) and $61.7 million ($39.9 million after-tax) for 2010 and 2009, respectively.  Fair value gains on trading assets totaled $3.5 million ($2.2 million after-tax) for 2011, compared to $5.3 million ($3.4 million after-tax) and $43.3 million ($28.1 million after-tax) for 2010 and 2009, respectively.  While these volatile changes in fair values may at times produce significant losses, as was the case in 2011, they may also produce significant income, as was the case in 2009.  Future changes in those values cannot be reliably predicted; however, as of December 31, 2011, the cumulative fair value after-tax losses recorded on financial derivatives was $77.9 million.  Over time, Farmer Mac will realize in earnings the net effect of the cash settlements on its interest rate swap contracts, which will on its own produce either income or expense, but is expected to generate positive net effective spread when combined with the interest received and paid on the assets and liabilities Farmer Mac holds on its balance sheet.  Any positive net effective spread would continue to build retained earnings and capital over time.  Although the unrealized fair value fluctuations experienced throughout the term of the financial derivatives will temporarily impact earnings and capital, those fluctuations are not expected to have any permanent effect if the financial derivatives are held to maturity, as is expected.

Farmer Mac also excludes from core earnings the amortization of premiums on assets consolidated at fair value.  Upon the adoption of consolidation guidance on January 1, 2010, Farmer Mac determined itself to be the primary beneficiary of certain variable interest entities ("VIEs") where Farmer Mac held beneficial interests in trusts used as vehicles for the securitization of rural utilities loans.  Upon consolidation, Farmer Mac transferred these assets from "Farmer Mac Guaranteed Securities" to "Loans held for investment in consolidated trusts" on its consolidated balance sheet.  Farmer Mac transferred these assets at their fair value, which resulted in an unamortized premium of $42.7 million.  This premium is being amortized over the contractual lives of the underlying rural utilities loans. As of December 31, 2011, $38.0 million of this premium was still outstanding.

In January 2010, Farmer Mac contributed substantially all of the assets, in excess of $1.1 billion, comprising the Farmer Mac II program to a subsidiary, Farmer Mac II LLC.  Farmer Mac transferred these assets at their fair value, which resulted in an unamortized premium of $39.1 million being recorded by Farmer Mac II LLC.  This premium is being amortized over the estimated remaining lives of the USDA-guaranteed portions that were transferred.  As of December 31, 2011, $21.1 million of this premium was still outstanding. The after-tax effect of this premium, along with the premium described above, is excluded from Farmer Mac's core earnings.

At the time of transfer of the assets to Farmer Mac II LLC, Farmer Mac had after-tax unrealized gains of $7.0 million recorded in accumulated other comprehensive income related to fair value changes of Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities designated as available-for-sale. For the year ended December 31, 2011, Farmer Mac reclassified $5.2 million ($3.4 million after-tax) of these gains into earnings based on the estimated remaining lives of the related USDA-guaranteed portions. These gains are presented as "Other income" on the consolidated statements of operations. Farmer Mac will recognize in earnings the remainder of these deferred gains over the estimated remaining lives of the USDA-guaranteed portions. These gains, along with the premium amortization described above, are excluded from Farmer Mac's core earnings because they will have no economic effect on Farmer Mac's financial performance if the assets are held to maturity, as is expected. As of December 31, 2011,
$3.6 million of these after-tax unrealized gains was deferred in accumulated other comprehensive income.

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

Unrealized gains and losses recorded to adjust the carrying value of loans held for sale to the lower of cost or fair value are also excluded from core earnings.  Farmer Mac recorded gains of $8.9 million

($5.8 million after-tax) in 2011 resulting from the reversal of all previously recorded loss adjustments as the estimated fair value of these loans increased above their cost amounts.  The after-tax net effect of these adjustments is omitted from Farmer Mac's core earnings.

During 2010, Farmer Mac retired and repurchased all of the outstanding shares of Series B Preferred Stock with proceeds from the $250.0 million Farmer Mac II LLC Preferred Stock.  As a result of the repurchase, Farmer Mac wrote off $5.8 million of deferred issuance costs related to the Series B Preferred Stock and excluded this amount from core earnings.

The following sections provide more detail regarding specific components of Farmer Mac's results of operations.

Net Interest Income.  Net interest income was $121.3 million for 2011, $96.0 million for 2010 and $85.9 million for 2009.  Beginning in 2010, net interest income includes the reclassification of guarantee fees related to certain Farmer Mac Guaranteed Securities previously reported as off-balance sheet as a result of the adoption of consolidation guidance.  For the year ended December 31, 2011, this reclassification resulted in an increase in net interest income of $3.3 million and a decrease in the net interest yield of 6 basis points, compared to an increase in net interest income of $4.6 million and a decrease in the net interest yield of 15 basis points for the year ended December 31, 2010.  The decrease in the net interest yield is the result of the average rate earned on guarantee fees being lower than the net interest spread earned on assets Farmer Mac purchases and holds on-balance sheet.  The overall net interest yield was 120 basis points for the year ended December 31, 2011, compared to 130 basis points and 168 basis points for the years ended December 31, 2010 and 2009, respectively.

The following table provides information regarding interest-earning assets and funding for the years ended December 31, 2011, 2010 and 2009.  The balance of non-accruing loans is included in the average balance of loans, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities presented, though the related income is accounted for on a cash basis.  Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly.  The balance of consolidated loans with beneficial interests owned by third parties is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities.  The interest income and expense associated with these trusts are shown in the net effect of consolidated trusts.  The average rate earned on cash and investments reflects lower short-term market rates during 2011 compared to 2010 and 2009.  The lower average rate on loans, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities during 2011 reflects the decline in market rates reflected in the rates on loans acquired or reset during the past year.  The lower average rate on Farmer Mac's notes payable due within one year is consistent with general trends in average short-term rates during the periods presented.  The downward trend in the average rate on notes payable due after one year reflects the retirement of older debt and the issuance of new debt at lower market rates.

	For the Year Ended December 31,
	2011			2010			2009
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$2,503,513	$28,117	1.12%	$1,654,998	$27,497	1.66%	$1,419,714	$28,727	2.02%
Loans, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities (1)	6,858,866	209,611	3.06%	4,630,430	155,001	3.35%	3,682,166	147,766	4.01%
Total interest-earning assets	9,362,379	237,728	2.54%	6,285,428	182,498	2.90%	5,101,880	176,493	3.46%
Funding:
Notes payable due within one year	4,232,118	9,218	0.22%	3,111,464	9,752	0.31%	3,104,198	24,150	0.78%
Notes payable due after one year (2)	4,658,829	110,474	2.37%	2,748,805	81,330	2.96%	1,781,974	66,435	3.73%
Total interest-bearing liabilities (3)	8,890,947	119,692	1.35%	5,860,269	91,082	1.55%	4,886,172	90,585	1.85%
Net non-interest-bearing funding	471,432	—		425,159	—		215,708	—
Total funding	9,362,379	119,692	1.28%	6,285,428	91,082	1.45%	5,101,880	90,585	1.78%
Net interest income/yield prior to consolidation of certain trusts	9,362,379	118,036	1.26%	6,285,428	91,416	1.45%	5,101,880	85,908	1.68%
Net effect of consolidated trusts (4)	747,577	3,269	0.44%	1,078,027	4,627	0.43%	—	—	—
Adjusted net interest income/yield	$10,109,956	$121,305	1.20%	$7,363,455	$96,043	1.30%	$5,101,880	$85,908	1.68%

(1)	Excludes interest income of $37.0 million and $56.2 million in 2011 and 2010, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(2)	Includes current portion of long-term notes.

(3)	Excludes interest expense of $33.7 million and $51.6 million in 2011 and 2010, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(4)	Includes the effect of consolidated trusts with beneficial interests owned by third party investors.

The following table sets forth information regarding the changes in the components of Farmer Mac's net interest income for the periods indicated.  For each category, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume).  Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size.  The decreases in income due to changes in rate reflect the reset of variable rate investments and adjustable rate mortgages to lower rates and the acquisition of new lower-yielding investments, loans, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities, as described above.  The decreases in expense reflect the decreased cost of funding due to lower interest rates in the debt markets. The increases due to changes in volume reflect the increase in on-balance sheet assets during 2011 and 2010.

	2011 vs. 2010			2010 vs. 2009
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$(10,680)	$11,300	$620	$(5,581)	$4,351	$(1,230)
Loans, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	(14,486)	69,097	54,611	(26,980)	34,215	7,235
Total	(25,166)	80,397	55,231	(32,561)	38,566	6,005
Expense from interest-bearing liabilities	(13,486)	42,096	28,610	(15,950)	16,447	497
Change in net interest income prior to consolidation of certain trusts (1)	$(11,680)	$38,301	$26,621	$(16,611)	$22,119	$5,508

(1)	Excludes the effect of consolidated trusts with beneficial interests owned by third parties.

In addition to the guarantee fees described above, the net interest yield includes yield maintenance payments received upon the early payoff of certain borrowers' loans, the amortization of premiums on assets consolidated at fair value and the amortization of discounts on certain prepaid loans and excludes the accrual of income and expense related to the contractual amounts due on financial derivatives.  The following paragraphs describe the effects of these items on the net interest yield and the table below presents them as adjustments to reconcile to the net effective spread Farmer Mac earns on the difference between its interest-earning assets and its net funding costs, including payments for income and expense related to financial derivatives.

Farmer Mac uses interest rate swap contracts to manage its interest rate risk exposure by modifying the interest rate reset or maturity characteristics of certain assets and liabilities.  Farmer Mac accounts for its financial derivatives as undesignated financial derivatives.  Accordingly, the Corporation presents the income or expense related to the contractual amounts due on financial derivatives in "(Losses)/gains on financial derivatives" on the consolidated statements of operations.  Farmer Mac includes the effect of these items in its calculation of net effective spread.  For the years ended December 31, 2011, 2010 and 2009, expenses related to financial derivatives were $38.7 million (41 basis points), $34.1 million (54 basis points) and $35.7 million (70 basis points), respectively.

Net interest income and net interest yields for 2011, 2010 and 2009 include the benefits of yield maintenance payments of $0.8 million (1 basis point), $1.1 million (2 basis points) and $0.5 million
(1 basis point), respectively.   Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans.  Because the timing and size of these payments vary greatly, variations do not necessarily indicate positive or negative trends to gauge future financial results.

Farmer Mac's net interest income and net interest yield for the years ended December 31, 2011 and 2010 also include expenses of $10.9 million (12 basis points) and $11.7 million (19 basis points), respectively, related to the amortization of premiums on assets consolidated at fair value. During 2010, Farmer Mac consolidated certain assets at fair value as a result of adopting new consolidation guidance and contributing substantially all of the assets, in excess of $1.1 billion, comprising the Farmer Mac II program to Farmer Mac's subsidiary, Farmer Mac II LLC. Farmer Mac had been reporting these assets at their fair values, with changes in fair value recorded in earnings, based on its election of the fair value option in 2008. These premiums are being amortized into net interest income over the contractual or estimated remaining lives of the underlying assets.

During 2009, Farmer Mac sold four ethanol plants in which Farmer Mac, as part of a lender group, provided a significant portion of the financing, with little or no initial net investment from the purchasers. Farmer Mac presented its outstanding loans resulting from the sale of the ethanol plants as "Loans held for investment" on the consolidated balance sheets and recorded its investment at $40.2 million, which included $43.4 million of unpaid principal loan balances, net of a $3.2 million deferred gain resulting from the sale of the ethanol plants.  These gains are being recognized into net interest income over time as the purchasers make principal payments on the loans.  During 2010, one of the loans secured by an ethanol plant paid off in its entirety, resulting in net interest income of $1.4 million, or 2 basis points on the net interest yield for the year ended December 31, 2010.

The following table presents the net effective spread between Farmer Mac's interest-earning assets and its net funding costs.  This spread is measured by including income or expense related to financial derivatives and excluding yield maintenance payments, the amortization of premiums on assets consolidated at fair value and the amortization of discounts on certain prepaid loans. New on-balance sheet program volume added throughout 2011 and 2010 increased Farmer Mac's net effective spread to $89.4 million in 2011 compared to $66.5 million in 2010. However, the net yield was reduced to 0.96 percent in 2011 compared to 1.06 percent in 2010. The decline in the net yield was mainly attributable to the addition of (1) lower yielding assets in Farmer Mac's liquidity investment portfolio, such as U.S. Treasuries, which have a negative net yield but offer a source of contingent liquidity, and (2) on-balance sheet AgVantage securities at lower net yields than the average net yield on Farmer Mac's existing portfolio. The new AgVantage securities issued by MetLife and purchased by Farmer Mac during 2011 effectively replaced the business volume of maturing AgVantage securities issued by MetLife previously accounted for as off-balance sheet guarantees that did not previously contribute to net interest income and net yield. These new AgVantage securities should provide increased future profitability because the net interest margin earned by Farmer Mac holding these securities on-balance sheet is expected to exceed the guarantee fee earned on the prior off-balance sheet guarantees. See Note 14 to the consolidated financial statements for more information regarding net effective spread for Farmer Mac's individual business segments.

	For the Year Ended December 31,
	2011		2010		2009
	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income/yield prior to consolidation of certain trusts	$118,036	1.26%	$91,416	1.45%	$85,908	1.68%
Expense related to financial derivatives	(38,663)	(0.41)%	(34,146)	(0.54)%	(35,676)	(0.70)%
Yield maintenance payments	(816)	(0.01)%	(1,090)	(0.02)%	(454)	(0.01)%
Amortization of premiums on assets consolidated at fair value	10,862	0.12%	11,719	0.19%	—	—
Amortization of discounts on certain prepaid loans (1)	—	—	(1,421)	(0.02)%	—	—
Net effective spread	$89,419	0.96%	$66,478	1.06%	$49,778	0.97%

(1)	Includes income recognition as a result of an early payoff of a loan secured by an ethanol plant.

Provision for Loan Losses.  During 2011, Farmer Mac recorded provisions to its allowance for loan losses of $0.6 million and charge-offs of $0.3 million. Farmer Mac purchased two defaulted loans pursuant to the terms of an LTSPC agreement during 2011. This resulted in a reclassification of $1.8 million of specific allowance, which had been recorded in 2010, from the reserve for losses to the allowance for loan losses. The provision for loan losses in 2011 included this reclassification, which was partially offset by a decline in estimated probable losses related to Farmer Mac's exposure to the ethanol and dairy industries. During 2010, Farmer Mac recorded provisions to its allowance for loan losses of $1.9 million, charge-offs of $0.6 million and recoveries of $2.2 million. The provision for loan losses in 2010 included a reclassification of $2.0 million from the reserve for losses to the allowance for loan losses upon adoption of consolidation guidance and recoveries of $2.2 million on a loan secured by an ethanol plant. During 2009, Farmer Mac recorded provisions to its allowance for loan losses of $2.9 million, charge-offs of $8.5 million and recoveries of $1.0 million.  The activity in the allowance for loan losses in 2009 was largely attributable to defaulted ethanol loans previously purchased from AgStar Financial Services, a related party at the time of purchase, pursuant to the terms of an LTSPC agreement.  As of December 31, 2011, Farmer Mac's total allowance for loan losses was $10.2 million, compared to $9.8 million as of December 31, 2010.  See "—Risk Management—Credit Risk – Loans."

Release of and Provision for Losses.  During 2011, Farmer Mac recorded releases from its reserve for losses of $3.0 million, compared to provisions of $2.4 million for both 2010 and 2009.  The releases recorded in 2011 primarily resulted from the reclassification of the $1.8 million specific allowance described above combined with a decline in estimated probable losses related to Farmer Mac's exposure to the ethanol and dairy industries. The provisions recorded during 2010 primarily related to Farmer Mac's exposure to the ethanol and timber industries pursuant to loans underlying LTSPCs.  These provisions were partially offset by the reclassification of $2.0 million from the reserve for losses to the allowance for loan losses described above.  The provisions recorded during 2009 were largely attributable to Farmer Mac's exposure to the ethanol industry.  As of December 31, 2011, Farmer Mac's reserve for losses was $7.4 million, compared to $10.3 million as of December 31, 2010.  See "—Risk Management—Credit Risk – Loans."

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, were $24.8 million for 2011, compared to $24.1 million for 2010 and $31.8 million for 2009.  Guarantee and commitment fees for 2011 and 2010 reflect the reclassification of $3.3 million and $4.6 million, respectively, to net interest income related to Farmer Mac Guaranteed Securities previously reported as off-balance sheet as a result of the adoption of the new consolidation guidance.

Gains and Losses on Financial Derivatives.  Farmer Mac accounts for its financial derivatives as undesignated financial derivatives and does not apply hedge accounting.  The net effect of gains and losses on financial derivatives recorded in Farmer Mac's consolidated statements of operations was net losses of $92.6 million for 2011, net losses of $17.2 million for 2010 and net gains of $21.3 million for 2009.  The components of gains and losses on financial derivatives for the years ended December 31, 2011, 2010 and 2009 are summarized in the following table:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Realized:
Expense related to financial derivatives	$(38,663)	$(34,146)	$(35,676)
Losses due to terminations or net settlements	(6,404)	(3,074)	(4,463)
Unrealized (losses)/gains due to fair value changes	(47,578)	20,131	61,670
Amortization of financial derivatives transition adjustment	—	(70)	(234)
(Losses)/gains on financial derivatives	$(92,645)	$(17,159)	$21,297

The accrual of periodic cash settlements for interest paid or received from Farmer Mac's interest rate swap contracts is shown as expense related to financial derivatives in the table above.  Payments or receipts to terminate derivative positions or net cash settle forward sales contracts on the debt of other GSEs and U.S. Treasury futures are included in losses due to terminations or net settlements.  Changes in the fair value of Farmer Mac's open derivative positions are captured in unrealized (losses)/gains due to fair value changes and are primarily the result of fluctuations in long-term interest rates.  The amortization of the financial derivatives transition adjustment reflects the reclassification into earnings of the unrealized gains and losses on financial derivatives included in accumulated other comprehensive income as a result of the adoption of accounting guidance on derivatives.  Farmer Mac reclassified the remaining derivatives transition adjustment into earnings during 2010.

For the years ended December 31, 2011, 2010 and 2009, Farmer Mac was a party to interest rate swap contracts with one related party, Zions First National Bank.  Farmer Mac realized expenses of $1.9 million, $2.9 million and $3.3 million during 2011, 2010 and 2009, respectively, related to these interest rate swap contracts.  Farmer Mac recognized unrealized gains of $2.1 million, $0.3 million and $0.1 million during 2011, 2010 and 2009, respectively, due to changes in the fair values of these interest rate swap contracts.  See Note 3 to the consolidated financial statements for more information on related party transactions.

Gains on Trading Assets.  During 2011, Farmer Mac recorded unrealized gains on trading assets of $3.5 million, compared to unrealized gains of $5.3 million for 2010 and $43.3 million for 2009.  Of the total unrealized gains recognized on trading assets during 2011, 2010 and 2009, $2.2 million, $4.9 million and $42.9 million, respectively, relate to assets selected for the fair value option during 2008. Farmer Mac made no fair value option elections during 2011, 2010 and 2009.

The trading gains recorded in 2011 were primarily the result of an increase in the fair value of the USDA Guaranteed Securities contributed to Farmer Mac II LLC due to a decline in long-term interest rates during 2011. During 2010, Farmer Mac recorded trading gains of $2.6 million and $2.4 million, respectively, related to changes in the fair values of the USDA Guaranteed Securities contributed to Farmer Mac II LLC and its investment in GSE preferred stock. The trading gains recorded during 2009 were primarily the result of increases in the fair values of Farmer Mac's investments in GSE preferred stock, Farmer Mac II Guaranteed Securities and Farmer Mac Guaranteed Securities – Rural Utilities of $18.4 million, $3.7 million and $20.8 million, respectively.

Other-than-Temporary Impairment Losses.  During 2011 and 2010, Farmer Mac did not recognize any other-than-temporary impairment losses, compared to $4.0 million in 2009.  The other-than-temporary impairment losses in 2009 were recognized in earnings because they were deemed to be credit losses or management had the intent to sell the security as of the balance sheet date.

Gains on Sale of Available-for-Sale Investment Securities.  During 2011, 2010 and 2009, Farmer Mac realized net gains of $0.3 million, $0.3 million and $3.4 million, respectively, from the sale of securities from its available-for-sale investment portfolio.  The gains in 2009 were primarily attributable to Farmer Mac's sale of all of its remaining investment in Lehman Brothers Holdings Inc. senior debt securities as to which the Corporation had recorded $54.5 million in other-than-temporary impairment losses during 2008.  Upon the sale of these securities in first quarter 2009, Farmer Mac recognized a recovery of $3.2 million.

Gains on Sale of Loans.  During 2011 and 2010, Farmer Mac did not realize any gains or losses on the sale of loans.  During 2009 Farmer Mac realized gains of $1.6 million on the sale of $354.5 million of loans to one of its central servicers.

Lower of Cost or Fair Value Adjustment on Loans Held for Sale.  During 2011, Farmer Mac recorded unrealized gains of $8.9 million, compared to unrealized losses of $8.7 million and $0.1 million, during 2010 and 2009, respectively, to adjust the carrying value of loans held for sale to the lower of cost or fair value.  The unrealized gains recorded during 2011 resulted from the reversal of previously recognized losses as the fair value of these loans increased above their cost amounts. The increase in unrealized losses during 2010 was the result of a larger portfolio of loans held for sale, wider mortgage spreads and higher interest rates compared to 2009.

Other Income. Other income totaled $6.9 million in 2011, compared to $1.2 million and $1.6 million in 2010 and 2009, respectively. The increase in other income during 2011 was due to the recognition of $5.2 million of gains previously deferred in accumulated other comprehensive income related to fair value changes of certain Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities contributed to Farmer Mac II LLC in January 2010.

Compensation and Employee Benefits. Compensation and employee benefits were $17.9 million, $17.2 million and $13.7 million for 2011, 2010 and 2009, respectively.  The increase in compensation and employee benefits during 2011 compared to 2010 was due to increased employee headcount offset partially by lower accruals for officer incentive compensation. The increase in 2010 from 2009 was due to increased employee headcount, higher accruals for incentive compensation due to improved results compared to prior years, and a change in the non-officer short-term incentive compensation structure from a two year vesting schedule to a one-time payment.

General and Administrative Expenses.  General and administrative expenses, including legal, audit and consulting fees, were $9.7 million, $8.6 million and $11.2 million for 2011, 2010 and 2009, respectively.  The increase in general and administrative expenses in 2011 compared to 2010 was primarily attributable to higher rent expense beginning with the construction phase of Farmer Mac's new office space and increased costs associated with information technology initiatives. These increases were partially offset by lower legal and consulting fees. The higher expenses in 2009 were largely attributable to advisory fees related to the issuance of Series B Preferred Stock and to legal and other advisory fees related to the development of Farmer Mac programs and corporate governance matters in 2008, which continued in 2009 in connection with the sale of Farmer Mac II LLC Preferred Stock.

Regulatory Fees.  Regulatory fees were $2.3 million, $2.2 million and $2.1 million for 2011, 2010 and 2009, respectively.  FCA has advised Farmer Mac that its estimated fees for the federal fiscal year ending September 30, 2012 will be $2.3 million, unchanged from the federal fiscal year ended September 30, 2011.  The regulatory assessments from FCA for each of the examination periods corresponding approximately with each of the years ended December 31, 2011, 2010 and 2009 include both their originally estimated assessments and revisions to those estimates that reflect actual costs incurred.  These revisions have resulted in both additional assessments and refunds in the past.

REO Operating Costs.  During 2011, Farmer Mac recorded REO operating costs of $0.8 million, compared to $2.2 million and $0.4 million in 2010 and 2009, respectively.  The decreased REO operating costs in 2011 were due mainly to lower write-downs of REO properties to their fair value (less estimated costs to sell) compared to 2010.

Other Expense. During 2011, Farmer Mac recorded $0.9 million of expense related to the termination of an agreement with a third party that previously provided services related to loan and security administration for certain Farmer Mac I assets. Farmer Mac incurred no comparable termination charge in prior periods. During 2010, Farmer Mac paid $0.5 million in fees to the third-party service provider. Farmer Mac is currently performing those services internally and expects to continue to do so in the future.

Income Tax Expense.  Income tax expense totaled $5.8 million in 2011, compared to $13.8 million and $52.5 million in 2010 and 2009, respectively.  Income tax expense decreased in 2011 from 2010 primarily due to the decrease in pre-tax book income.  Farmer Mac's effective tax rates for 2011, 2010 and 2009 were approximately 13.0 percent, 20.7 percent and 34.5 percent, respectively.  The reduction in the effective tax rates for 2011 and 2010 was due primarily to the income attributed to the non-controlling interest in Farmer Mac II LLC, for which Farmer Mac does not incur income tax expense.

As of December 31, 2011, 2010 and 2009, Farmer Mac recorded a valuation allowance of $40.6 million, $40.9 million and $41.1 million, respectively, against the deferred tax assets arising primarily from capital loss carryforwards related to Farmer Mac's investments in Fannie Mae preferred stock, Lehman Brothers Holdings Inc. senior debt securities and other GSE preferred stock.  Because these losses were capital in nature, tax benefits can only be realized to the extent Farmer Mac would have offsetting capital gains.  Farmer Mac does not currently expect to produce sufficient capital gains within the five year carryforward period to recognize any material tax benefits related to these losses.  For more information about income taxes, see Note 10 to the consolidated financial statements.

Business Volume.  During 2011, Farmer Mac added $3.4 billion of program volume, compared to $3.0 billion and $2.5 billion in 2010 and 2009, respectively.  Farmer Mac's outstanding program volume as of December 31, 2011 was $11.9 billion, compared to $12.2 billion and $10.7 billion as of December 31, 2010 and 2009, respectively.  During 2011, Farmer Mac:

•	purchased $495.5 million of newly originated Farmer Mac I eligible loans;

•	added $472.0 million of Farmer Mac I eligible loans under LTSPCs;

•	purchased $1.8 billion of Farmer Mac I AgVantage securities;

•	purchased $203.8 million of loans under the Rural Utilities program;

•	guaranteed $2.8 million of Rural Utilities AgVantage securities; and

•	purchased $407.7 million of Farmer Mac II USDA-guaranteed portions.

Farmer Mac's outstanding program volume was $11.9 billion as of December 31, 2011, a decrease of $303.4 million from December 31, 2010. The decrease in overall outstanding program volume was primarily attributable to the maturity of a $475.0 million AgVantage security that was not replaced with new business, as the $3.4 billion of new program volume added in 2011 only partially replaced maturing AgVantage securities and principal paydowns on other program assets. The AgVantage securities purchased from MetLife in 2011 that replaced maturing AgVantage securities should provide increased future profitability because the net interest margin earned by Farmer Mac holding these securities on-balance sheet is expected to exceed the guarantee fee earned on the prior off-balance sheet guarantees.

The following table sets forth Farmer Mac I, Farmer Mac II and Rural Utilities loan purchase, LTSPC and guarantee activities for newly originated and current seasoned loans during the periods indicated:

Farmer Mac Loan Purchases, Guarantees and LTSPCs
	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Farmer Mac I:
Loans	$495,455	$382,669	$195,318
LTSPCs	471,994	263,741	234,166
Farmer Mac Guaranteed Securities - AgVantage	1,801,500	900,000	—
Farmer Mac II:
USDA Guaranteed Securities	404,445	437,751	—
Farmer Mac Guaranteed Securities	3,268	20,124	346,432
Rural Utilities:
Loans	203,789	313,028	28,644
Farmer Mac Guaranteed Securities - AgVantage	2,796	652,924	1,711,009
Total purchases, guarantees and commitments	$3,383,247	$2,970,237	$2,515,569

The increase in new business volume under the Farmer Mac I program during 2011 compared to 2010 was mainly attributable to purchases of $1.5 billion of AgVantage securities issued by MetLife and $300.0 million of AgVantage securities issued by Rabo Agrifinance, Inc, as well as increased loan purchase activity and increased LTSPC activity due primarily to the completion of a $159.9 million LTSPC transaction, which was the largest LTSPC transaction since March 2007. The expressed motivation of the counterparty in that transaction was to reduce its commodity concentration limits. The increases in Farmer Mac I business volume activity were partially offset by decreases in Farmer Mac II and rural utilities activity. The increase in business volume under the Farmer Mac I program during 2010 compared to 2009 was attributable to the aggregate purchase of $900.0 million of Farmer Mac I AgVantage securities, as well as increased loan purchase activity in the Farmer Mac I program due to attractive interest rates offered by Farmer Mac and farmers and ranchers reaching Farmer Mac's commercial bank business partner's sector or borrower exposure limits.   Similarly, during 2010, USDA Guaranteed Securities purchased by Farmer Mac were at increased levels compared to similar purchases classified as Farmer Mac II Guaranteed Securities in prior periods.

The purchase price of newly originated and seasoned eligible loans and portfolios, none of which are delinquent at the time of purchase, is the fair value based on current market interest rates and Farmer Mac's target net yield, which includes an amount to compensate Farmer Mac for credit risk that is similar to the guarantee or commitment fee it receives for assuming credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs.  Based on market conditions, Farmer Mac either retains the loans it purchases or securitizes them and sells Farmer Mac Guaranteed Securities backed by those loans.  Farmer Mac's decision to retain loans it purchases is based on an analysis of the underlying funding costs and resulting net interest income achievable over the lives of the loans.  The weighted-average age of the Farmer Mac I newly originated and current seasoned loans purchased and retained (excluding the purchases of defaulted loans) during 2011 and 2010 was one year and less than one year, respectively.  Of those loans, 61 percent and 73 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 16.0 years and 15.8 years, respectively.

During 2011, 2010 and 2009, Farmer Mac securitized loans it purchased and sold the resulting Farmer Mac Guaranteed Securities in the amount of $22.4 million, $8.6 million and $28.7 million, respectively. The 2011 transactions were sold to AgStar Financial Services, ACA ("AgStar"), which was a related party to Farmer Mac until June 2010. Of the 2010 transactions, $5.7 million were sold to Zions First National Bank ("Zions"), which is a related party to Farmer Mac, and $2.9 million were sold to AgStar.  Of the 2009 transactions, $27.8 million was sold to Zions and $0.9 million was sold to AgStar.  See Note 3 to the consolidated financial statements for more information about related party transactions.

The following table sets forth information regarding the Farmer Mac I Guaranteed Securities issued during the periods indicated:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Loans securitized and sold as Farmer Mac I Guaranteed Securities	$22,406	$8,594	$28,736
Farmer Mac Guaranteed Securities - AgVantage	1,801,500	900,000	—
Conversions of LTSPCs into Farmer Mac I Guaranteed Securities	—	351,847	—
Total Farmer Mac I Guaranteed Securities Issuances	$1,823,906	$1,260,441	$28,736

The following table sets forth information regarding outstanding volume in each of Farmer Mac's three programs as of the dates indicated:

Outstanding Balance of Farmer Mac Loans, Loans Underlying Farmer Mac Guaranteed Securities and LTSPCs and USDA Guaranteed Securities
	As of December 31,
	2011	2010	2009
	(in thousands)
Farmer Mac I:
Loans	$1,251,370	$972,206	$733,422
Loans held in trusts:
Beneficial interests owned by Farmer Mac	181	3,697	5,307
Beneficial interests owned by third party investors	696,554	821,411	—
Farmer Mac Guaranteed Securities	621,871	750,217	1,492,239
Farmer Mac Guaranteed Securities - AgVantage	3,711,000	3,886,500	2,993,800
LTSPCs	1,776,051	1,754,597	2,165,706
Farmer Mac II:
USDA Guaranteed Securities	1,435,679	1,297,439	—
Farmer Mac Guaranteed Securities	77,498	87,959	1,199,798
Rural Utilities:
Loans	529,227	339,963	28,644
Loans held in trusts:
Beneficial interests owned by Farmer Mac	386,800	400,228	412,948
Farmer Mac Guaranteed Securities - AgVantage	1,427,071	1,902,492	1,689,240
Total	$11,913,302	$12,216,709	$10,721,104

Of the $11.9 billion outstanding principal balance included in Farmer Mac's three programs as of December 31, 2011, $5.1 billion are Farmer Mac Guaranteed Securities structured as AgVantage securities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Unlike business volume in the form of purchased loans, USDA Guaranteed Securities, and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, the Farmer Mac Guaranteed Securities structured as AgVantage securities do not pay down principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due.

The following table summarizes by maturity date the outstanding principal amount of both on- and off-balance sheet AgVantage securities as of December 31, 2011:

AgVantage Balances by Year of Maturity
As of
December 31, 2011
(in thousands)
2012	$498,500
2013	407,250
2014	1,060,900
2015	550,250
2016	1,002,000
Thereafter	1,619,171
Total	$5,138,071

As shown in the table above, $498.5 million of the outstanding $5.1 billion of AgVantage securities matures in 2012.  If the issuer of a maturing AgVantage security does not issue a new series of AgVantage securities to replace the maturing securities, and Farmer Mac does not find alternate sources of business volume, the Corporation's income could be adversely affected. However, the income effect of maturing AgVantage securities, particularly off-balance sheet transactions, may not be material and will likely not be proportional to the amount of any resulting decrease in business volume.

As part of fulfilling its guarantee obligations for Farmer Mac I Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90 days delinquent or in material non-monetary default at the time of purchase, out of the loan pools underlying those securities and LTSPCs, and records the purchased loans as such on its balance sheet.  The purchase price for defaulted loans purchased out of Farmer Mac I Guaranteed Securities is the current outstanding principal balance of the loan plus accrued and unpaid interest.  The purchase price for defaulted loans purchased under an LTSPC is the then-current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loans payable out of any future loan payments or liquidation proceeds as received.  The purchase price of a defaulted loan is not an indicator of the expected loss on that loan; many other factors affect expected loss, if any, on loans so purchased.  See "—Risk Management—Credit Risk – Loans."

The following table presents Farmer Mac's purchases of newly originated and current seasoned loans under the Farmer Mac I program and purchases of defaulted loans underlying Farmer Mac I Guaranteed Securities and LTSPCs for the periods indicated:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Farmer Mac I newly originated and current seasoned loan purchases	$495,455	$382,669	$195,318
Defaulted loans purchased underlying Farmer Mac I Guaranteed Securities owned by third party investors	7,471	3,456	1,157
Defaulted loans purchased underlying LTSPCs	14,192	2,626	17,896
Defaulted loans underlying on-balance sheet Farmer Mac I Guaranteed Securities	—	—	2,216
Total loan purchases	$517,118	$388,751	$216,587

The purchases of defaulted loans underlying Farmer Mac I Guaranteed Securities and LTSPCs are pursuant to Farmer Mac's obligations as guarantor and under its contractual commitments, respectively.  Farmer Mac may, in its sole discretion, purchase the defaulted loans underlying Farmer Mac Guaranteed Securities and is obligated to purchase defaulted loans underlying an LTSPC if requested by the counterparty.  With respect to the transfer of loans from on-balance sheet Farmer Mac I Guaranteed Securities to loans, when particular criteria are met, such as the default of the borrower, Farmer Mac becomes entitled to purchase the defaulted loans underlying Farmer Mac I Guaranteed Securities (commonly referred to as "removal-of-account" provisions).  Farmer Mac records all such defaulted loans at their unpaid principal balance during the period in which Farmer Mac becomes entitled to purchase the loans and therefore regains effective control over the transferred loans.  The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during 2011, 2010 and 2009 was 5 years, 5 years and 3 years, respectively.

For information regarding sellers in the Farmer Mac I and Farmer Mac II programs, see "Business—Farmer Mac Programs—Farmer Mac I—Sellers" and "Business—Farmer Mac Programs—Farmer Mac II—United States Department of Agriculture Guaranteed Loan Programs."

Farmer Mac II LLC.  In January 2010, Farmer Mac contributed substantially all of the assets comprising the Farmer Mac II program (in excess of $1.1 billion) to Farmer Mac's subsidiary, Farmer Mac II LLC.  The assets that Farmer Mac contributed to Farmer Mac II LLC consisted primarily of USDA-guaranteed portions that had not been securitized by Farmer Mac but also included $35.0 million of Farmer Mac II Guaranteed Securities.  Farmer Mac did not and will not guarantee the timely payment of principal and interest on the $1.1 billion of contributed USDA-guaranteed portions.  The contributed USDA-guaranteed portions had previously been presented as "Farmer Mac Guaranteed Securities" on the consolidated financial statements of Farmer Mac and are now presented as "USDA Guaranteed Securities" on the consolidated balance sheets.  The financial information presented in this report reflects the accounts of Farmer Mac and its subsidiaries on a consolidated basis.  Accordingly, Farmer Mac's reportable operating segments presented in this report will differ from the stand-alone financial statements of Farmer Mac II LLC.  Those separate financial statements are available on the website of Farmer Mac II LLC and are not incorporated in this report by reference.

The assets of Farmer Mac II LLC will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.  As of December 31, 2011, Farmer Mac II LLC held assets with a fair value of $1.6 billion, had debt outstanding of $218.0 million, had preferred stock outstanding with a liquidation preference of $250.0 million, and had $1.0 billion of common stock outstanding held by Farmer Mac. As of December 31, 2010, Farmer Mac II LLC held assets with a fair value of $1.4 billion, had debt outstanding of $124.0 million, had preferred stock outstanding with a liquidation preference of $250.0 million, and had $1.0 billion of common stock outstanding held by Farmer Mac.  For more information about the formation and operations of Farmer Mac II LLC and the features of the preferred stock issued by Farmer Mac II LLC in January 2010, see Notes 5, 9, 12 and 14 to the consolidated financial statements.

Related Party Transactions.  As provided by Farmer Mac's statutory charter, only banks, insurance companies and other financial institutions or similar entities may hold Farmer Mac's Class A voting common stock, and only institutions of the FCS may hold Farmer Mac's Class B voting common stock.  Farmer Mac's statutory charter also provides that holders of Class A voting common stock elect five members of Farmer Mac's 15-member board of directors and that holders of Class B voting common stock elect five members of the board of directors.  The ownership of Farmer Mac's two classes of voting common stock is currently concentrated in a small group of institutions.  Approximately 97 percent of the voting power of the Class B voting common stock is held by four institutions of the FCS.  Approximately 45 percent of the Class A voting common stock is held by three financial institutions, with 31 percent held by one institution.

Unlike some other GSEs, specifically other FCS institutions and the Federal Home Loan Banks, Farmer Mac is not structured as a cooperative owned exclusively by member institutions and established to provide services exclusively to its members.  Farmer Mac, as a stockholder-owned, publicly-traded corporation, seeks to fulfill its mission of serving the financing needs of agriculture and rural America while at the same time providing a return on the investment of its stockholders, including those who do not directly participate in the Farmer Mac secondary market.  Farmer Mac's policy is to require financial institutions to own a requisite amount of Farmer Mac Class A or Class B voting common stock, based on the size and type of institution, to participate in the Farmer Mac I program.  As a result of this requirement, coupled with the ability of holders of Class A and Class B voting common stock to elect two-thirds of Farmer Mac's board of directors, Farmer Mac regularly conducts business with "related parties," including institutions affiliated with members of Farmer Mac's board of directors and institutions that own large amounts of Farmer Mac voting common stock.  Farmer Mac has adopted a Code of Business Conduct and Ethics that governs any conflicts of interest that may arise in these transactions, and Farmer Mac's policy is to require that any transactions with related parties be conducted in the ordinary course of business, with terms and conditions comparable to those available to any other program participant not related to Farmer Mac.

The following table summarizes the material relationships between Farmer Mac and certain related parties.  The related parties listed in the table consist of (1) all holders of at least five percent of a class of Farmer Mac voting common stock and (2) other institutions that are considered "related parties" through an affiliation with a Farmer Mac director and conduct material business with Farmer Mac.  The table below does not specify any relationships based on the ownership of non-voting common or preferred stock, such as Farmer Mac's investments in preferred stock issued by AgFirst and CoBank or the investments of related parties in Farmer Mac's Series B Preferred Stock or Series C Preferred Stock:

Name of Institution	Ownership of Farmer Mac Voting Common Stock	Affiliation with Any Farmer Mac Directors	Primary Aspects of Institution's Business Relationship with Farmer Mac
AgFirst Farm Credit Bank	84,024 shares of Class B voting common stock (16.79% of outstanding Class B stock and 5.49% of total voting common stock outstanding)	Farmer Mac director John Dan Raines, Jr. was a director of AgFirst from 1990 to 2009	In both 2011 and 2010, Farmer Mac earned approximately $1.4 million and $1.9 million, respectively, in fees attributable to transactions with AgFirst, primarily commitment fees for LTSPCs.
AgriBank, FCB	201,621 shares of Class B voting common stock (40.30% of outstanding Class B stock and 13.17% of total voting common stock outstanding)	Farmer Mac director Brian J. O'Keane is the Executive Vice President, Banking and Finance, and Chief Financial Officer of AgriBank; Farmer Mac director Richard Davidson is a director of AgriBank	No Farmer Mac program business conducted between the parties.
CoBank, ACB	163,253 shares of Class B voting common stock (32.63% of outstanding Class B stock and 10.66% of total voting common stock outstanding)	Former Farmer Mac director Brian P. Jackson is the former Chief Financial and Administrative Officer of CoBank (and was a non-officer employee until July 2010)	No Farmer Mac program business conducted between the parties.
Farm Credit Bank of Texas (FCBT)	38,503 shares of Class B voting common stock (7.70% of outstanding Class B stock and 2.52% of total voting common stock outstanding)	None	In 2011 and 2010, Farmer Mac earned approximately $0.3 million and $1.7 million, respectively, in fees attributable to transactions with FCBT, primarily commitment fees for LTSPCs.
Farm Credit West, ACA (FCW)	750 shares of Class B Voting Common Stock (0.15% of outstanding Class B stock and 0.05% of total voting common stock outstanding)	Farmer Mac director Ernest M. Hodges is an Executive Vice President of Farm Credit West
In 2011 and 2010, Farmer Mac received approximately $2.6 million and $2.9 million, respectively, in fees attributable to transactions with FCW, primarily guarantee fees for Farmer Mac I Guaranteed Securities and commitment fees for LTSPCs.

In 2011 and 2010, Farmer Mac paid FCW approximately $1.0 million and $1.9 million, respectively, in servicing fees for its work as a Farmer Mac central servicer.

Name of Institution	Ownership of Farmer Mac Voting Common Stock	Affiliation with Any Farmer Mac Directors	Primary Aspects of Institutions Business Relationship with Farmer Mac
National Rural Utilities Cooperative Finance Corporation (CFC)	81,500 shares of Class A Voting Common Stock (7.91% of outstanding Class A stock and 5.32% of total voting common stock outstanding)	None	Transactions with CFC represent 100 percent of business volume under the Farmer Mac Rural Utilities program since the program's inception in May 2008.

Transactions with CFC during 2011 and 2010 represented 6.1 percent and 32.5 percent, respectively, of Farmer Mac's total new program volume for those years. Transactions with CFC represented 19.7 percent and 21.6 percent, respectively, of Farmer Mac's total outstanding program assets as of December 31, 2011 and 2010.

In 2011 and 2010, Farmer Mac earned guarantee fees of approximately $5.4 million and $6.0 million, respectively, attributable to transactions with CFC.
In 2011 and 2010, Farmer Mac earned interest income of $30.9 million and $32.7 million, respectively, attributable to transactions with CFC.
CFC is currently the only servicer of rural utilities loans in Farmer Mac's Rural Utilities program.
The Vanguard Group, Inc.	56,295 shares of Class A Voting Common Stock (5.46% of outstanding Class A stock and 3.68% of total voting common stock outstanding)	None	No Farmer Mac program business conducted between the parties.
Zions First National Bank	322,100 shares of Class A Voting Common Stock (31.25% of outstanding Class A stock and 21.04% of total voting common stock outstanding)	None
In 2011 and 2010, Farmer Mac's purchases of loans from Zions under the Farmer Mac I program represented approximately 25.2 percent and 46.1 percent, respectively, of Farmer Mac I loan purchase volume for those years.  Those purchases represented 4.5 percent and 11.4 percent, respectively, of total Farmer Mac I purchases for those years. Transactions with Zions represented 4.7 percent and 4.2 percent, respectively, of Farmer Mac's total outstanding program assets as of December 31, 2011 and 2010.

In 2011 and 2010, Farmer Mac received approximately $0.9 million and $1.2 million, respectively, in guarantee fees attributable to transactions with Zions.
In 2011 and 2010, Farmer Mac paid Zions approximately $1.9 million and $1.7 million, respectively, in servicing fees for its work as a Farmer Mac central servicer.

For more information about related party transactions, see Note 3 to the consolidated financial statements.

Outlook

The recent high profitability within agriculture has resulted in reduced demand from borrowers for loans, as an increased number of farmland purchases over the past year have been made in all cash or with little borrowing. Lenders in rural America have also experienced increased liquidity compared to the previous few years, which, combined with the prevailing low interest rate environment, has resulted in a higher retention rate of farm loans by lenders rather than using the secondary market tools available from Farmer Mac. Guidance from the Federal Reserve Board about expectations for short-term interest rates during the next several years has diminished the incentive for borrowers to lock in longer-term rates on their loans. In addition, continued weakness in the general economy, including a soft housing market, has reduced demand for rural electric power and, consequently, the need for rural utilities cooperatives to borrow money. All of these factors present challenges to Farmer Mac's ability to increase overall program volume.
As a result of its continued strong performance, Farmer Mac is well-positioned to meet the needs of expanding demand that is expected over time. With a capital position significantly above applicable statutory and regulatory requirements, Farmer Mac continues to represent a potential source of liquidity, capital, and risk management to help lenders meet the borrowing needs of their customers. Farmer Mac foresees opportunities for continued business growth in both the agricultural and rural utilities segments, though the pace of growth will be dictated by the capital and liquidity demands of lenders, lenders' commodity concentrations and Farmer Mac's borrower exposure limits.
As market conditions change, Farmer Mac believes that there will again be a movement toward longer-term mortgage financing by farmland owners and increased demand for Farmer Mac's secondary market tools as rural lenders make more loans and adapt to the changing regulatory environment, which could require more liquidity and capital. Also, domestic economic indicators have recently improved, and industry sources have forecast increased capital expenditures within the rural utilities industry as the economy recovers, which would increase rural utilities cooperatives' demand for loans. Any of these conditions would benefit Farmer Mac's business volume initiatives.

Agricultural Sector:  The agricultural sector includes many diverse industries that respond in different ways to changes in economic conditions. Those individual industries often are affected differently, sometimes positively and sometimes negatively, by prevailing economic conditions, which results in cycles where one or more industries may be under stress at the same time that others are not. These industries are also affected by commodity inventories, which can vary largely as a result of weather patterns and harvest conditions. For example, volatility in the prices of feed grains such as corn, soybeans, and wheat continued during 2011. The price increase of feed grains is positive for producers of these commodities but also has the potential to put pressure on the profit margins in the protein sector due to increased feed costs. In addition, producers that rely on non-farm sources of income as a significant percentage of overall income may experience stress if the weakness in the general economy persists.

Farmer Mac continues to closely monitor agricultural land value trends and the underlying economic effects, and to tailor underwriting practices to these conditions. Land values have continued to increase based on the solid returns for agricultural producers. Concern over land value increases is mitigated somewhat by the amount of cash being used to make purchases and the consideration that a majority of agricultural land purchases are being made by producers rather than investors. Although Farmer Mac underwrites loans with an emphasis on the borrower's repayment capacity, it is noteworthy that the weighted average original LTV (based on original appraised value that has not been indexed to provide a current market value) for loans in the Farmer Mac I program (excluding loans pledged to secure

AgVantage bonds) was approximately 52 percent and 55 percent as of December 31, 2011 and 2010, respectively.  Farmer Mac also monitors the establishment and evolution of governmental policies and regulations that affect farmers, ranchers, and lenders, including agricultural polices contained in the current Farm Bill due to expire in 2012. The cyclical credit issues related to the agricultural sector are expected to remain within Farmer Mac's historical experience.

Renewable Energy Sector:  Farmer Mac's support of the renewable energy sector is centered in ethanol production, an industry that continues to adjust to high input costs and a changed federal support policy, resulting in narrow or uneven profit margins in many cases. Support for this industry in the form of an excise tax credit and an import tariff expired at the end of 2011, and it is too early to determine how this will affect profitability within the industry. The Renewable Fuel Standard currently mandates targeted use of fuel from renewable sources. However, it is uncertain whether the Renewable Fuel Standard will remain in place or be revised in the near term, especially in light of opposition from various legislators and the protein sector due to resulting increased feed costs. It is also uncertain how price volatility of both corn feedstock and oil will ultimately impact the ethanol industry. Profit margins at the ethanol production level will likely remain narrow for the foreseeable future.

Rural Utilities Industry:  Farmer Mac believes that the rural utilities industry is strong, with significant needs for future financing during the next five to ten years, as capital will be needed for industry growth, modernization, and compliance with environmental regulations.  The rural utilities industry's demand for loans tends to follow the state of the general economy.  Recently, electric consumption has been reduced, which has slowed loan demand.  Farmer Mac expects that loan demand will increase as the economy strengthens.

Much of the electrical power generated by rural utilities uses coal as a fuel. The industry is expected to require additional capital as it invests in transmission system improvements, demand-side management, and clean energy projects such as natural gas-fired generating projects in response to low natural gas fuel costs. The industry would also require capital to deal with any future public policy initiatives such as environmental regulations and any clean energy initiatives that may develop. Farmer Mac's ability to grow the rural utilities portion of its business may depend on the effects that any such initiatives may have on borrowers' profitability, and may also be limited by Farmer Mac's limits on borrower exposures and its overall risk tolerance.

Balance Sheet Review

Assets.  Total assets as of December 31, 2011 were $11.9 billion, compared to $9.5 billion as of December 31, 2010.  The increase in total assets was primarily attributable to Farmer Mac's purchases of $1.8 billion of Farmer Mac I AgVantage securities during 2011, all of which are held on-balance sheet and accounted for as Farmer Mac Guaranteed Securities.

As of December 31, 2011, Farmer Mac had $817.0 million of cash and cash equivalents, compared to $729.9 million as of December 31, 2010.  As of December 31, 2011, Farmer Mac had $2.2 billion of investment securities, $4.3 billion of Farmer Mac Guaranteed Securities, and $1.5 billion of USDA Guaranteed Securities, compared to $1.8 billion of investment securities, $2.9 billion of Farmer Mac Guaranteed Securities and $1.3 billion of USDA Guaranteed Securities as of December 31, 2010.

Liabilities.  Total liabilities increased to $11.3 billion as of December 31, 2011 from $9.0 billion as of December 31, 2010.  The increase in liabilities was due primarily to an overall increase in notes payable used to purchase program assets.

Equity.  As of December 31, 2011, Farmer Mac had total equity of $554.5 million comprised of stockholders' equity of $312.6 million and non-controlling interest – preferred stock of $241.9 million.  As of December 31, 2010 Farmer Mac had total equity of $478.9 million comprised of stockholders' equity of $237.0 million and non-controlling interest - preferred stock of $241.9 million.  The increase in total equity during 2011 was primarily the result of increased accumulated other comprehensive income which was due to an increase in the fair value of Farmer Mac I and USDA Guaranteed Securities designated as available-for-sale due to a decline in long-term interest rates.

Farmer Mac was in compliance with its statutory minimum capital requirement and its risk-based capital standard as of December 31, 2011.  Farmer Mac is required to hold capital at the higher of its statutory minimum capital requirement and the amount required by its risk-based capital stress test.  As of December 31, 2011, Farmer Mac's core capital totaled $475.2 million and exceeded its statutory minimum capital requirement of $348.7 million by $126.5 million.  As of December 31, 2010, Farmer Mac's core capital totaled $460.6 million and exceeded its statutory minimum capital requirement of $301.0 million by $159.6 million.  On April 27, 2011, FCA published a final rule implementing changes to the method for calculating Farmer Mac's risk-based capital requirement, which was effective in second quarter 2011. As of December 31, 2011, Farmer Mac's new risk-based capital stress test generated a risk-based capital requirement of $52.9 million.  Farmer Mac's regulatory capital of $492.7 million exceeded that amount by approximately $439.8 million.  Accumulated other comprehensive income is not a component of Farmer Mac's core capital or regulatory capital.  For further discussion of this regulatory change and for more information, see "—Liquidity and Capital Resources—Capital Requirements" and "—Regulatory Matters."

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

Farmer Mac generally assumes 100 percent of the credit risk on loans held and loans underlying Farmer Mac I Guaranteed Securities, LTSPCs and Farmer Mac Guaranteed Securities – Rural Utilities.  Farmer Mac has direct credit exposure to loans in non-AgVantage transactions and indirect credit exposure to loans that secure AgVantage transactions, which involve a general obligation of a lender secured by qualified loans.  The credit exposure of Farmer Mac and Farmer Mac II LLC on USDA-guaranteed portions is covered by the full faith and credit of the United States.  Farmer Mac believes that the Corporation and Farmer Mac II LLC have little or no credit risk exposure to USDA-guaranteed portions because of the USDA guarantee.  As of December 31, 2011, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any business under the Farmer Mac II program and does not expect that the Corporation or Farmer Mac II LLC will incur any such losses in the future.

Farmer Mac has established underwriting, collateral valuation and documentation standards (including interest rate shock tests for adjustable rate mortgages with initial reset periods of five years or less) for agricultural real estate mortgage loans and rural utilities loans. Farmer Mac believes that these standards mitigate the risk of loss from borrower defaults and provide guidance about the management, administration, and conduct of underwriting and appraisals to all participating sellers and potential sellers in its programs.  These standards were developed on the basis of industry norms for agricultural real estate mortgage loans and rural utilities loans and are designed to assess the creditworthiness of the borrower, as well as the value of the collateral securing the loan.  Farmer Mac evaluates and adjusts these standards on an ongoing basis based on current and anticipated market conditions.  Farmer Mac also requires sellers to make representations and warranties regarding the conformity of eligible mortgage and rural utilities loans to these standards, the accuracy of loan data provided to Farmer Mac and other requirements related to the loans.  Sellers are responsible to Farmer Mac for breaches of those representations and warranties, and Farmer Mac has the ability to require a seller to cure, replace or repurchase a loan sold or transferred to Farmer Mac if any breach of a representation or warranty is discovered that was material to Farmer Mac's decision to purchase the loan or that directly or indirectly causes a default or potential loss on a loan sold or transferred by the seller to Farmer Mac.  Pursuant to contracts with Farmer Mac and in consideration for servicing fees, Farmer Mac-approved central servicers service mortgage loans in accordance with Farmer Mac requirements.  Central servicers are responsible to Farmer Mac for serious errors in the servicing of those mortgage loans.  Detailed information regarding Farmer Mac's underwriting and collateral valuation standards and seller eligibility requirements are presented in "Business—Farmer Mac Programs—Farmer Mac I—Underwriting and Collateral Valuation (Appraisal) Standards," "Business—Farmer Mac Programs—Farmer Mac I—Sellers" and "Business—Farmer Mac Programs—Rural Utilities."

Farmer Mac AgVantage securities are general obligations of institutions approved by Farmer Mac and are secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  As such, all AgVantage securities are secured by current loans representing at least 100 percent of the outstanding amount of the security.  As of December 31, 2011, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future. See "—Credit Risk—Institutional" for more information about Farmer Mac's credit risk on AgVantage securities.

Farmer Mac has developed different underwriting standards for rural utilities loans that depend on whether direct or indirect credit exposure is assumed on a loan and whether the borrower is an electric distribution cooperative or a G&T cooperative. As of December 31, 2011, there were no delinquencies or non-performing assets in Farmer Mac's portfolio of rural utilities loans, which includes rural utilities loans held and rural utilities loans underlying or securing Farmer Mac Guaranteed Securities - Rural Utilities. Farmer Mac's direct credit exposure to rural utilities loans as of December 31, 2011 was $916.0 million, of which $888.4 million were loans to electric distribution cooperatives and $27.6 million were loans to G&T cooperatives. Farmer Mac also had indirect credit exposure to the rural utilities loans securing Farmer Mac Guaranteed Securities - Rural Utilities structured as AgVantage securities, some of which were secured by loans to G&T cooperatives. For more information, see "—Credit Risk—Institutional."

Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held and loans underlying LTSPCs and Farmer Mac Guaranteed Securities.  The methodology that Farmer Mac uses to determine the level of its allowance for losses is described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Allowance

for Losses."  Management believes that this methodology produces a reasonable estimate of probable losses, as of the balance sheet date, for all loans held and loans underlying Farmer Mac Guaranteed Securities and LTSPCs, in accordance with FASB standards on accounting for contingencies and on measuring impairment of individual loans.

The following table summarizes the components of Farmer Mac's allowance for losses as of December 31, 2011 and 2010:

	As of December 31,
	2011	2010
	(in thousands)
Allowance for loan losses	$10,161	$9,803
Reserve for losses:
Off-balance sheet Farmer Mac I Guaranteed Securities	364	635
LTSPCs	6,991	9,677
Total allowance for losses	$17,516	$20,115

The following table summarizes the changes in the components of Farmer Mac's allowance for losses for each year in the five-year period ended December 31, 2011:

	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Balance as of January 1, 2007	$1,945	$2,610	$4,555
(Release of)/provision for losses	(215)	73	(142)
Charge-offs	(60)	(486)	(546)
Recoveries	20	—	20
Balance as of December 31, 2007	$1,690	$2,197	$3,887
Provision for losses	14,531	3,309	17,840
Charge-offs	(5,308)	—	(5,308)
Recoveries	16	—	16
Balance as of December 31, 2008	$10,929	$5,506	$16,435
Provision for losses	2,853	2,389	5,242
Charge-offs	(8,491)	—	(8,491)
Recoveries	1,001	—	1,001
Balance as of December 31, 2009	$6,292	$7,895	$14,187
Provision for losses	1,893	2,417	4,310
Charge-offs	(605)	—	(605)
Recoveries	2,223	—	2,223
Balance as of December 31, 2010	$9,803	$10,312	$20,115
Provision for/(release of) losses	610	(2,957)	(2,347)
Charge-offs	(252)	—	(252)
Balance as of December 31, 2011	$10,161	$7,355	$17,516

Farmer Mac recorded releases of $2.3 million from the allowance for losses during 2011, compared to provisions of $4.3 million in 2010.  During 2011 and 2010, Farmer Mac charged off $0.3 million and $0.6 million, respectively, in losses against the allowance for losses.  The charge-offs for 2011 and 2010 did not include any amounts related to previously accrued or advanced interest on loans or Farmer Mac I Guaranteed Securities. Farmer Mac had no recoveries in 2011 compared to recoveries of $2.2 million during 2010.

As of December 31, 2011, Farmer Mac's allowance for losses totaled $17.5 million, or 40 basis points of the outstanding principal balance of loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities), compared to $20.1 million (47 basis points) as of December 31, 2010.

As of December 31, 2011, Farmer Mac's 90-day delinquencies were $40.6 million (0.93 percent), compared to $70.2 million (1.63 percent) as of December 31, 2010.  As of December 21, 2011, there were no ethanol loans in the 90-day delinquencies, compared to $10.9 million as of December 31, 2010.  As of December 31, 2011, Farmer Mac's non-performing assets totaled $56.7 million (1.30 percent), compared to $81.8 million (1.90 percent) as of December 31, 2010.  Loans that have been restructured were insignificant and are included within the reported 90-day delinquency and non-performing asset disclosures.  The decrease in non-performing assets as of December 31, 2011 compared to December 31, 2010 was primarily due to decreased delinquencies in the ethanol, crops and permanent plantings segments.  From quarter to quarter, Farmer Mac anticipates that 90-day delinquencies and non-performing assets will fluctuate, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the semi-annual (January 1 and July 1) payment characteristics of most Farmer Mac I loans.

When analyzing the overall risk profile of its program business, Farmer Mac takes into account more than the Farmer Mac I agricultural loan delinquency percentages provided above. The total program business includes AgVantage securities and rural utilities loans, neither of which have any delinquencies, and the USDA Guaranteed Securities and USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities, which are backed by the full faith and credit of the United States. Across Farmer Mac's entire program business, 90-day delinquencies represented 0.34 percent of total program business as of December 31, 2011, compared to 0.58 percent as of December 31, 2010.

As of December 31, 2011, Farmer Mac's ethanol exposure, which includes loans held and loans subject to LTSPCs, was $161.4 million on 27 different plants, with an additional $44.5 million of undisbursed commitments.  As of December 31, 2010, Farmer Mac's ethanol exposure was $233.8 million on 29 different plants, with an additional $22.0 million of undisbursed commitments. There were no ethanol 90-day delinquencies as of December 31, 2011, compared to $10.9 million as of December 31, 2010. Other than the undisbursed commitments, Farmer Mac does not expect to add additional ethanol loans to its portfolio.

The following table presents historical information regarding Farmer Mac's non-performing assets and 90-day delinquencies in the Farmer Mac I program compared to the principal balance of all Farmer Mac I loans held and loans underlying Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs:

	Outstanding Loans, Guarantees (1), LTSPCs and REO	Non- performing Assets	Percentage	Less: REO and Performing Bankruptcies	90-day Delinquencies	Percentage
	(dollars in thousands)
As of:
December 31, 2011	$4,349,163	$56,691	1.30%	$16,069	$40,622	0.93%
September 30, 2011	4,381,264	64,137	1.46%	19,289	44,848	1.02%
June 30, 2011	4,315,987	67,254	1.56%	12,621	54,633	1.27%
March 31, 2011	4,314,328	69,706	1.62%	12,382	57,324	1.33%
December 31, 2010	4,304,120	81,778	1.90%	11,530	70,248	1.63%
September 30, 2010	4,225,346	78,448	1.86%	13,648	64,800	1.53%
June 30, 2010	4,299,417	71,300	1.66%	15,289	56,011	1.30%
March 31, 2010	4,303,663	83,977	1.95%	13,542	70,435	1.64%
December 31, 2009	4,396,642	62,020	1.41%	12,494	49,526	1.13%

(1)	Excludes loans pledged to secure AgVantage securities.

As of December 31, 2011, Farmer Mac individually analyzed $64.1 million of its $88.4 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values. For the remaining $24.3 million of impaired assets for which updated valuations were not available, Farmer Mac evaluated them in the aggregate in consideration of their similar risk characteristics and historical statistics. Farmer Mac recorded specific allowances of $7.3 million and $7.4 million for undercollateralized assets as of December 31, 2011 and 2010, respectively. Farmer Mac's non-specific or general allowances were $10.2 million and $12.7 million as of December 31, 2011 and 2010, respectively.

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

LTVs depend upon the market value of a property, as determined in accordance with Farmer Mac's collateral valuation standards.  As of December 31, 2011, the weighted-average original LTV for Farmer Mac I loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) was 52 percent, and the weighted-average original LTV for all non-performing assets was 50 percent.

The following table presents outstanding Farmer Mac I loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and non-performing assets as of December 31, 2011 by year of origination, geographic region and commodity/collateral type:

Farmer Mac I Non-performing Assets as of December 31, 2011
	Distribution of Outstanding Loans, Guarantees, LTSPCs and REO	Outstanding Loans, Guarantees, LTSPCs and REO (1)	Non- performing Assets (2)	Non-performing Asset Rate
	(dollars in thousands)
By year of origination:
Before 2000	12%	$509,899	$10,019	1.96%
2000	2%	95,264	325	0.34%
2001	4%	170,104	7,217	4.24%
2002	5%	229,422	4,508	1.96%
2003	6%	266,545	3,486	1.31%
2004	6%	284,594	1,434	0.50%
2005	8%	348,856	2,185	0.63%
2006	9%	398,092	7,405	1.86%
2007	9%	372,280	13,183	3.54%
2008	9%	388,948	5,191	1.33%
2009	7%	297,429	1,738	0.58%
2010	11%	467,320	—	—
2011	12%	520,410	—	—
Total	100%	$4,349,163	$56,691	1.30%
By geographic region (3):
Northwest	17%	$761,078	$12,344	1.62%
Southwest	37%	1,597,369	5,715	0.36%
Mid-North	20%	857,659	8,410	0.98%
Mid-South	11%	484,176	10,713	2.21%
Northeast	7%	294,854	2,948	1.00%
Southeast	8%	354,027	16,561	4.68%
Total	100%	$4,349,163	$56,691	1.30%
By commodity/collateral type:
Crops	43%	$1,864,959	$18,737	1.00%
Permanent plantings	19%	824,345	24,027	2.91%
Livestock	28%	1,224,111	5,462	0.45%
Part-time farm	6%	245,120	8,465	3.45%
AgStorage and processing
(including ethanol facilities)	4%	173,692	—	—
Other	—	16,936	—	—
Total	100%	$4,349,163	$56,691	1.30%

(1)	Excludes loans pledged to secure AgVantage securities.

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

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Farmer Mac I loans purchased and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) as of December 31, 2011 by year of origination, geographic region and commodity/collateral type.  The purpose of this information is to present information regarding losses relative to original Farmer Mac I purchases, guarantees, and commitments.

Farmer Mac I Credit Losses Relative to all Cumulative
Original Loans, Guarantees and LTSPCs as of December 31, 2011
	Cumulative Original Loans, Guarantees and LTSPCs (1)	Cumulative Net Credit Losses	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
Before 2000	$6,551,831	$8,803	0.13%
2000	771,789	2,924	0.38%
2001	1,136,512	177	0.02%
2002	1,161,960	—	—
2003	972,222	58	0.01%
2004	705,459	167	0.02%
2005	839,615	74	0.01%
2006	862,903	7,722	0.89%
2007	637,058	1,523	0.24%
2008	636,638	3,236	0.51%
2009	418,248	1,249	0.30%
2010	530,155	—	—
2011	548,988	—	—
Total	$15,773,378	$25,933	0.16%
By geographic region (2):
Northwest	$3,012,601	$10,804	0.36%
Southwest	5,922,361	7,492	0.13%
Mid-North	2,702,049	6,918	0.26%
Mid-South	1,431,835	(358)	(0.03)%
Northeast	1,413,250	83	0.01%
Southeast	1,291,282	994	0.08%
Total	$15,773,378	$25,933	0.16%
By commodity/collateral type:
Crops	$6,490,394	$2,718	0.04%
Permanent plantings	3,457,695	9,492	0.27%
Livestock	4,079,063	3,719	0.09%
Part-time farm	1,039,071	503	0.05%
AgStorage and processing (including ethanol facilities) (3)	566,247	9,501	1.68%
Other	140,908	—	—
Total	$15,773,378	$25,933	0.16%

(1)	Excludes loans pledged to secure AgVantage securities.

(2)
Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX);Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS, SC).

(3)
Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction and, as of December 31, 2011, approximately $44.5 million of the loans were not yet disbursed by the lender.

In Farmer Mac's experience, a significant determinant of ultimate losses on loans is the degree to which the collateral is specialized or highly improved, such as permanent plantings and facilities. As adverse economic conditions persist for the agricultural commodities or products related to those types of collateral, the prospective sale value of the collateral is likely to decrease and the related loans may become undercollateralized.  This analysis is consistent with corresponding commodity analyses, which indicate that Farmer Mac has experienced higher loss and collateral deficiency rates in its loans classified as permanent plantings as well as storage and processing loans, including Farmer Mac's exposure to loans on ethanol plants, for which the collateral is typically highly improved and specialized.  In addition, most of the loans classified as permanent plantings do not receive significant government support, and are therefore more susceptible to adverse commodity-specific economic trends, although the level of government support for any particular industry is not necessarily a primary factor to forecast future losses and collateral deficiencies.  Farmer Mac anticipates that one or more particular commodity groups will be under economic pressure at any one time and actively manages its portfolio to mitigate concentration risks while preserving Farmer Mac's ability to meet the financing needs of all commodity groups.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook."

Analysis of portfolio performance by geographic distribution indicates that, while commodities are the primary determinant of exposure to loss, within most commodity groups certain geographic areas allow greater economies of scale or proximity to markets than others and, consequently, result in more successful farms within the commodity group.  Likewise, certain geographic areas offer better growing conditions than others and, consequently, result in more versatile and more successful operators within a given commodity group – and the ability to switch crops among commodity groups.  As of December 31, 2011, the properties that secure Farmer Mac's non-performing assets were not concentrated in any region of the country, and many of these borrowers have experienced reduced profit margins caused by rapidly rising operating expenses or expanding business segments followed by a decline in demand for their products.

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

Outstanding AgVantage on-balance sheet Farmer Mac I Guaranteed Securities totaled $2.7 billion as of December 31, 2011 and $941.5 million as of December 31, 2010.  Farmer Mac Guaranteed Securities— Rural Utilities structured as AgVantage transactions issued by CFC and held by Farmer Mac totaled $1.4 billion as of December 31, 2011, and $1.9 billion as of December 31, 2010.  In addition, outstanding off-balance sheet AgVantage transactions totaled $1.0 billion and $3.0 billion as of December 31, 2011 and 2010, respectively.  See "—Business Volume" for information about off-balance sheet AgVantage securities that matured during 2011. As of December 31, 2011, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future. The following table provides information about the issuers of AgVantage securities, as well as the required collateralization levels for those transactions as of December 31, 2011 and 2010:

	December 31, 2011			December 31, 2010
Counterparty	Balance	Credit Rating	Required Collateralization	Balance	Credit Rating	Required Collateralization
	(dollars in thousands)
MetLife (1)	$2,750,000	AA-	103%	$2,750,000	AA-	103%
CFC	1,427,071	A	100%	1,902,492	A	100%
M&I Bank (2)	—	—	—	475,000	BBB- *+	106%
Rabo Agrifinance, Inc.	900,000	N/A	106%	600,000	N/A	106%
Rabobank N.A.	50,000	N/A	106%	50,000	N/A	106%
Other (3)	11,000	N/A	111% to 120	11,500	N/A	111% to 120
Total outstanding	$5,138,071			$5,788,992

(1)	Includes securities issued by Metropolitan Life Insurance Company and MetLife Insurance Company of Connecticut.

(2)	Securities issued by M&I Bank matured in 2011. As of December 31, 2010, M&I Bank was on credit watch positive (*+).

(3)	Consists of AgVantage securities issued by 4 different issuers as of December 31, 2011 and 2010.

Farmer Mac manages institutional credit risk related to sellers and servicers by requiring those institutions to meet Farmer Mac's standards for creditworthiness.  Farmer Mac monitors the financial condition of those institutions by evaluating financial statements and bank credit rating agency reports.  For more information on Farmer Mac's approval of sellers, see "Business—Farmer Mac Programs—Farmer Mac I—Sellers."  Credit risk related to interest rate swap contracts is discussed in "—Risk Management—Interest Rate Risk" and Note 6 to the consolidated financial statements.

Credit Risk – Other Investments. As of December 31, 2011, Farmer Mac had $817.0 million of cash and cash equivalents and $2.2 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's own policies and FCA's Liquidity and Investment Regulations. In addition to assuring that Farmer Mac maintains a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize the Corporation's exposure to financial market volatility, preserve capital, and support the Corporation's access to the debt markets.

FCA's current Liquidity and Investment Regulations and Farmer Mac's policies generally require each investment or issuer of an investment to be highly rated by an NRSRO.  Investments in mortgage securities and asset-backed securities are required to have a rating in the highest NRSRO category. Corporate debt securities with maturities of no more than five years but more than three years are required to be rated in one of the two highest categories; corporate debt securities with maturities of three years or less are required to be rated in one of the three highest categories.  There are investments for which a rating is not required, such as obligations of the United States or diversified investment funds regulated under the Investment Company Act of 1940.  Investments in diversified investment funds are further limited to those funds that are holding only instruments approved for direct investment by Farmer Mac. FCA has recently sought public comment regarding its use of credit ratings in its Liquidity and Investment Regulations for purposes of a final rule to be published at a later date. For more information on proposed changes to the Liquidity and Investment Regulations, see "—Regulatory Matters."

FCA's Liquidity and Investment Regulations and Farmer Mac's policies also establish concentration limits, which are intended to limit exposure to any one counterparty. FCA's Liquidity and Investment Regulations limit Farmer Mac's total credit exposure to any single issuer of securities and uncollateralized financial derivatives to 25 percent of the Corporation's regulatory capital (as of December 31, 2011, 25 percent of Farmer Mac's regulatory capital was $123.2 million). This limitation is not applied to the obligations of the United States or to qualified investment funds. The limitation applied to the obligations of any GSE is 100 percent of Farmer Mac's regulatory capital. Since June 2010, Farmer Mac's policy applicable to new investments limits the Corporation's total exposure to any single issuer of securities (other than GSEs and Government Agencies) and uncollateralized financial derivatives to 5 percent of the Corporation's regulatory capital.

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

Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage and rural utilities loans reduce, but do not eliminate, prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected.  Those provisions require borrowers to make an additional payment when they prepay their loans so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid.  Those provisions create a disincentive to prepayment and compensate the Corporation for some of its interest rate risks.  As of December 31, 2011, 8 percent of the total outstanding balance of loans in the Farmer Mac I program where Farmer Mac either owned the loan or the beneficial interest in the underlying loan had yield maintenance provisions and 5 percent had other forms of prepayment protection (together covering 22 percent of all loans with fixed interest rates).  Of the Farmer Mac I new and current loans purchased in 2011, less than one percent had yield maintenance or another form of prepayment protection (covering less than one percent of all loans with fixed interest rates).  As of December 31, 2011, none of the USDA Guaranteed Securities or USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions; however, 10 percent contained prepayment penalties.  Of the USDA-guaranteed portions purchased in 2011, 5 percent contained various forms of prepayment penalties.  As of December 31, 2011, 68 percent of the rural utilities loans owned by Farmer Mac had yield maintenance provisions.  Of the rural utilities loans purchased in 2011, 31 percent had yield maintenance provisions.  As of December 31, 2011, all of the rural utilities loans held in trusts where Farmer Mac owned the beneficial interest in the underlying loan had yield maintenance provisions.

Taking into consideration the prepayment provisions and the default probabilities associated with its mortgage assets, Farmer Mac uses prepayment models to project and value cash flows associated with these assets.  Because borrowers' behaviors in various interest rate environments may change over time, Farmer Mac periodically evaluates the effectiveness of these models compared to actual prepayment experience and adjusts and refines the models as necessary to improve the precision of subsequent prepayment forecasts.

The following table presents Farmer Mac's on-balance sheet program assets based on their interest rate characteristics:

	As of December 31,
	2011	2010
	(in thousands)
Fixed rate (10-yr. wtd. avg. term)	$5,288,687	$3,662,363
5- to 10-year ARMs and resets	1,230,374	1,907,266
1-Month to 3-Year ARMs	1,967,960	1,133,871
Total held in portfolio	$8,487,021	$6,703,500

The goal of interest rate risk management at Farmer Mac is to create and maintain a portfolio that generates stable earnings and value across a variety of interest rate environments. Farmer Mac's primary strategy for managing interest rate risk is to fund asset purchases with liabilities that have similar durations and cash flows so that they will perform similarly as interest rates change. To achieve this match, Farmer Mac issues discount notes and both callable and non-callable medium-term notes across a spectrum of maturities. Farmer Mac issues callable debt to offset the prepayment risk associated with some loans. By using a blend of liabilities that includes callable debt, the interest rate sensitivities of the liabilities tend to increase or decrease as interest rates change in a manner similar to changes in the interest rate sensitivities of the assets. Farmer Mac also uses financial derivatives to better match the durations of the Corporation's assets and liabilities, thereby reducing overall interest rate sensitivity.

Farmer Mac's $817.0 million of cash and cash equivalents mature within three months and are funded with discount notes having similar maturities. As of December 31, 2011, $1.8 billion of the $2.1 billion of investment securities (83 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year.  Those securities are funded with floating rate medium-term notes or discount notes that closely match the rate adjustment dates of the associated investments. As of December 31, 2011, Farmer Mac had outstanding discount notes of $5.1 billion, medium-term notes that mature within one year of $1.0 billion and medium-term notes that mature after one year of $4.1 billion. See Note 4 to the consolidated financial statements for more information on investment securities.  These investments are funded using:

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

•	sells Farmer Mac Guaranteed Securities backed by the loans; or

•	issues debt to retain the loans in its portfolio.

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

An important "stress test" of Farmer Mac's exposure to long-term interest rate risk is the measurement of the sensitivity of its market value of equity ("MVE") to yield curve shocks.  MVE represents management's estimate of the present value of all future cash flows from on- and off-balance sheet assets, liabilities and financial derivatives, discounted at current interest rates and appropriate spreads.  The following schedule summarizes the results of Farmer Mac's MVE sensitivity analysis as of December 31, 2011 and 2010 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

	Percentage Change in MVE from Base Case
Interest Rate	As of December 31,
Scenario	2011	2010
+300 bp	(1.3)%	(1.0)%
+200 bp	2.3%	1.9%
+100 bp	2.9%	2.6%
-100 bp	*	*
-200 bp	*	*
-300 bp	*	*

* As of the date indicated, a parallel shift of the U.S. Treasury yield curve by the number of basis points indicated produced negative interest rates for all or portions of this curve.

As of December 31, 2011, Farmer Mac's effective duration gap, another standard measure of interest rate risk that measures the difference between the sensitivities of assets compared to that of liabilities, was minus 1.5 months, compared to minus 1.6 months as of December 31, 2010.  Duration matching of assets and the corresponding liabilities helps maintain the correlation of cash flows and stabilizes portfolio earnings even when interest rates are not stable. During 2011, Farmer Mac's interest rate sensitivity has remained relatively stable and at relatively low levels, despite significant market volatility, a sharp decrease in interest rates and a much flatter yield curve.

Farmer Mac also calculates sensitivity of net interest income ("NII") to changes in interest rates which represents a shorter-term measure of interest rate risk.  As of December 31, 2011, a parallel increase of 100 basis points would have decreased Farmer Mac's NII by 6.4 percent, while a parallel decrease of 25 basis points would have decreased NII by 7.3 percent.  Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios.  As of December 31, 2011, both MVE and NII showed similar or lesser sensitivity to non-parallel shocks than to the parallel shocks.

The economic effects of financial derivatives are included in the Corporation's MVE, NII and duration gap analyses.  Farmer Mac enters into the following financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of assets, future cash flows, credit exposure and debt issuance, not for trading or speculative purposes:

•	"pay-fixed" interest rate swaps, in which Farmer Mac pays fixed rates of interest to, and receives floating rates of interest from, counterparties;

•	"receive-fixed" interest rate swaps, in which Farmer Mac receives fixed rates of interest from, and pays floating rates of interest to, counterparties;

•	"basis swaps," in which Farmer Mac pays variable rates of interest based on one index to, and receives variable rates of interest based on another index from, counterparties; and

•
"credit default swaps," in which Farmer Mac pays a periodic fee to a counterparty in exchange for the counterparty's agreement to make payments in the event of an instrument's default or other credit event.

As of December 31, 2011, Farmer Mac had $6.6 billion combined notional amount of interest rate and credit default swaps, with terms ranging from one to fifteen years, of which $1.9 billion were pay-fixed interest rate swaps, $4.2 billion were receive-fixed interest rate swaps, $0.5 billion were basis swaps and $10.0 million were credit default swaps.

Farmer Mac enters into interest rate swap contracts to adjust the characteristics of its short-term debt to match more closely the cash flow and duration characteristics of its longer-term loans and other assets, and also to adjust the characteristics of its long-term debt to match more closely the cash flow and duration characteristics of its short-term assets, thereby reducing interest rate risk and often times deriving an overall lower effective cost of borrowing than would otherwise be available to Farmer Mac in the conventional debt market.  Specifically, interest rate swaps convert the variable cash flows related to the forecasted issuance of short-term debt into effectively fixed rate medium-term notes that match the anticipated duration and interest rate characteristics of the corresponding assets.  Farmer Mac evaluates the overall cost of using the swap market as an alternative to issuing medium-term notes in the capital markets and uses pay-fixed interest rate swaps to manage specific interest rate risks for specific transactions.

Farmer Mac has used callable interest rate swaps (in conjunction with the issuance of short-term debt) as an alternative to callable medium-term notes with equivalently structured maturities and call options.  The call options on the swaps are designed to match the prepayment options on those mortgage assets without prepayment protection.  The blended durations of the swaps are also designed to match the duration of the related mortgages over their estimated lives.  If the mortgages prepay, the swaps can be called and the short-term debt repaid; if the mortgages do not prepay, the swaps remain outstanding and the short-term debt is rolled over, effectively providing fixed rate callable funding over the lives of the related mortgages.  Thus, the economics of the assets are closely matched to the economics of the interest rate swap and funding combination.

As discussed in Note 6 to the consolidated financial statements, Farmer Mac accounts for its financial derivatives as undesignated financial derivatives.  All of Farmer Mac's financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty.  As of December 31, 2011, Farmer Mac had uncollateralized net exposures of $1.0 million to one counterparty.

Liquidity and Capital Resources

Farmer Mac regularly accesses the capital markets for liquidity, and Farmer Mac maintained access to the capital markets at favorable rates throughout 2011. The capital markets experienced increased volatility during the second half of 2011, which was widely attributed to global economic conditions, continued weak U.S. economic data, and concerns surrounding Standard & Poor's downgrade of the credit rating of the United States. To date, Farmer Mac's access to the capital markets at favorable rates has not been negatively affected by this market volatility. Assuming continued access to the capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac also has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets. That plan involves borrowing through repurchase agreement arrangements and the sale of liquid assets. In accordance with the calculation prescribed by FCA regulations, Farmer Mac maintains a minimum of 60 days of liquidity and a target of 90 days of liquidity. In accordance with the methodology prescribed by those regulations, Farmer Mac maintained an average of 169 days of liquidity during 2011 and had 151 days of liquidity as of December 31, 2011.

Debt Issuance.  Farmer Mac funds its purchases of program and non-program assets primarily by issuing debt obligations of various maturities in the public capital markets.  Debt obligations issued by Farmer Mac include discount notes and fixed and floating rate medium-term notes, including callable notes. Farmer Mac also issues discount notes and medium-term notes to obtain funds to finance investment activities, transaction costs, guarantee payments and LTSPC purchase obligations.  See "Business—Financing—Debt Issuance" for more information regarding Farmer Mac's debt issuance.

Farmer Mac's board of directors has authorized the issuance of up to $12.0 billion of discount notes and medium-term notes (of which $10.2 billion was outstanding as of December 31, 2011), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. That authorization was increased from $10.0 billion to $12.0 billion in June 2011. Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities, and liquidity investment assets in accordance with policies established by its board of directors and subject to regulations established by FCA.

Liquidity.  The funding and liquidity needs of Farmer Mac's business programs are driven by the purchase and retention of eligible loans, USDA-guaranteed portions, and Farmer Mac Guaranteed Securities; the maturities of Farmer Mac's discount notes and medium-term notes; and payment of principal and interest on Farmer Mac Guaranteed Securities.  Farmer Mac's primary sources of funds to meet these needs are the fees for its guarantees and commitments, net effective spread, proceeds of debt issuances, loan repayments and maturities of AgVantage securities.

Farmer Mac's borrowing costs have remained at favorable levels despite continued market volatility. Farmer Mac uses a combination of pay-fixed interest rate swaps and receive-fixed interest rate swaps to mitigate its exposure to interest rate risk and monitors the effects of actual and potential fair value changes on its regulatory capital surplus. From time to time, Farmer Mac uses pay-fixed interest rate swaps, combined with a planned series of discount note issuances, as an alternative source of effectively fixed rate funding. While the swap market may provide favorable effectively fixed rates, interest rate swap transactions expose Farmer Mac to the risk of future variability of its own issuance spreads versus corresponding LIBOR rates. If the spreads on the Farmer Mac discount notes were to deteriorate relative to LIBOR, Farmer Mac would be exposed to a commensurate reduction on its net interest yield on the notional amount of its pay-fixed interest rate swaps and its LIBOR-based floating rate assets. Conversely, if the rates on the Farmer Mac discount notes were to improve relative to LIBOR, Farmer Mac would benefit from a commensurate increase on its net interest yield on the notional amount of its pay-fixed interest rate swaps and its LIBOR-based floating rate assets. Further, the use of pay-fixed interest rate swaps subject the Corporation's regulatory capital surplus to the potential adverse effects of a reduction in the fair values of those interest rate swaps. Farmer Mac routinely enters into receive-fixed interest rate swaps that may provide some offset to the fair value movements of the pay-fixed interest rate swaps. These transactions reduce the susceptibility of Farmer Mac's regulatory capital surplus to changes in the fair values of its financial derivatives and often times result in lower effective borrowing costs.

Farmer Mac maintains cash, cash equivalents (including U.S. Treasury bills and other short-term money market instruments) and other investment securities that can be drawn upon for liquidity needs.  The following table presents these assets as of December 31, 2011 and 2010:

	As of December 31
	2011	2010
	(in thousands)
Cash and cash equivalents	$817,046	$729,920
Investment securities:
Guaranteed by U.S. Government and its agencies	1,125,823	929,793
Guaranteed by GSEs	700,442	405,631
Preferred stock issued by GSEs	84,878	169,524
Corporate debt securities	122,532	163,188
Asset-backed securities principally backed by Government-guaranteed student loans	150,815	95,193
Total	$3,001,536	$2,493,249

Farmer Mac's asset-backed investment securities include callable, AAA-rated auction-rate certificates ("ARCs"), the interest rates on which are reset through an auction process, most commonly at intervals of 28 days, or at formula-based floating rates as set forth in the related transaction documents in the event of a failed auction.  These formula-based floating rates, which may at times reset to zero, are intended to preserve the underlying principal balance of the securities and avoid overall cash shortfalls.  Accordingly, payments of accrued interest may also be delayed and are ultimately subject to cash availability. Beginning in mid-February 2008, there were widespread failures of the auction mechanism designed to provide regular liquidity to these types of securities.  Consequently, Farmer Mac has not sold any of its ARCs into the auctions since that time.  All ARCs held by Farmer Mac are collateralized entirely by pools of Federal Family Education Loan Program ("FFELP") guaranteed student loans that are backed by the full faith and credit of the United States.  Farmer Mac continues to believe that the credit quality of these securities is high, based on the underlying collateralization and the securities' continued AAA ratings.  To date, Farmer Mac has received all interest due on ARCs it holds and expects to continue to do so.  Farmer Mac does not believe that the auction failures will affect the Corporation's liquidity or its ability to fund its operations or make dividend payments.  All ARCs held by Farmer Mac are callable by the issuers at par at any time.

Farmer Mac held $60.2 million of ARCs as of December 31, 2011, compared to $64.3 million as of December 31, 2010.  As of December 31, 2011, Farmer Mac's carrying value of its ARCs was 81 percent of par.  The discounted carrying value reflects uncertainty regarding the ability to obtain par in the absence of any active market trading. See Note 13 to the consolidated financial statements for more information on the carrying value of ARCs.

The following table presents Farmer Mac's largest holdings as of December 31, 2011.  These holdings are presented as either "Cash and cash equivalents" or "Investment securities" on the consolidated balance sheets.

Investment	Issuer	Credit Rating	Amount (1)
			(in thousands)
Senior Agency Debt	Federal Home Loan Bank	AA+	$221,900
Senior Agency Debt	Federal Home Loan Mortgage Corp.	AA+	109,000
Senior Agency Debt	Fannie Mae	AA+	86,100
GSE Preferred Stock	CoBank, ACB (2)	A	78,500
GSE Subordinated Debt	CoBank, ACB (2)	A	70,000

(1)	Investment balance does not include premiums paid or unrealized gains or losses on the securities.

(2)	CoBank, ACB is an institution of the Farm Credit System, a government-sponsored enterprise.

Capital Requirements.  Farmer Mac's charter establishes three capital standards for the Corporation—minimum, critical and risk-based.  The minimum capital requirement is expressed as a percentage of on-balance sheet assets and off-balance sheet obligations.  The critical capital requirement is equal to one-half of the minimum capital amount.  The charter does not specify the required level of risk-based capital but directs FCA to establish a risk-based capital stress test for Farmer Mac, using specified stress-test parameters.  For a discussion of the risk-based capital stress test, see "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—General" and "—Regulatory Matters."  Certain enforcement powers are given to FCA depending upon Farmer Mac's compliance with the capital standards.  See "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement Levels."

As of December 31, 2011 and 2010, Farmer Mac was classified as within "level I" (the highest compliance level).  The following table sets forth Farmer Mac's minimum capital requirements and surpluses as of December 31, 2011 and 2010:

	As of December 31,
	2011			2010
	Amount	Ratio	Capital Required	Amount	Ratio	Capital Required
	(dollars in thousands)
On-balance sheet assets (1)	$11,730,989	2.75%	$322,602	$9,428,781	2.75%	$259,291
Outstanding balance of off-balance sheet program assets	3,426,281	0.75%	25,697	5,513,209	0.75%	41,349
Financial derivatives (1)	46,632	0.75%	350	47,434	0.75%	356
Minimum capital requirement			348,649			300,996
Core capital			475,163			460,602
Capital surplus			$126,514			$159,606

(1)	As defined for determining statutory minimum capital.

Based on the risk-based capital stress test, Farmer Mac's risk-based capital requirement as of December 31, 2011 was $52.9 million and Farmer Mac's regulatory capital of $492.7 million exceeded that amount by approximately $439.8 million.  Farmer Mac's risk-based capital requirement as of December 31, 2010 was $42.1 million and Farmer Mac's regulatory capital of $480.7 million exceeded that amount by approximately $438.6 million.

Contractual Obligations.  The following table presents the amount and timing of Farmer Mac's known fixed and determinable contractual obligations by payment date as of December 31, 2011.  The payment amounts represent those amounts contractually due to the recipient (including return of discount and interest on debt) and do not include unamortized premiums or discounts or other similar carrying value adjustments.

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Discount notes (1)	$5,133,564	$—	$—	$—	$5,133,564
Medium-term notes (1)	958,000	2,218,000	1,402,000	497,000	5,075,000
Interest payments on fixed rate medium-term notes (2)	107,391	173,986	81,861	107,464	470,702
Interest payments on floating rate medium-term notes (3)	1,105	236	—	—	1,341
Operating lease obligations (4)	1,220	2,510	2,570	11,016	17,316
Purchase obligations (5)	744	167	—	—	911

(1)
Future events, including additional issuance of discount notes and medium-term notes and refinancing of those notes, could cause actual payments to differ significantly from these amounts.  For more information regarding discount notes and medium-term notes, see Note 7 to the consolidated financial statements.

(2)
Interest payments on callable medium-term notes are calculated based on contractual maturity. Future calls of these notes could cause actual interest payments to differ significantly from the amounts presented.

(3)
Calculated using the effective interest rates as of December 31, 2011.  As a result, these amounts do not reflect the effects of changes in the contractual interest rates effective on future interest rate reset dates.

(4)
Includes amounts due under non-cancelable operating leases for office space and office equipment. See Note 12 to the consolidated financial statements for more information regarding Farmer Mac's minimum lease payments for office space.

(5)
Includes minimum amounts due under non-cancelable agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms.  These agreements include agreements for the provision of consulting services, information technology support, equipment maintenance, and financial analysis software and services.  The amounts actually paid under these agreements will likely be higher due to the variable components of some of these agreements under which the ultimate obligation owed is determined by reference to actual usage or hours worked.  The table does not include amounts due under agreements that are cancelable without penalty or further payment as of December 31, 2011 and therefore do not represent enforceable and legally binding obligations.  The table also does not include amounts due under the terms of employment agreements with members of senior management; nor does it include payments that are based on a varying outstanding loan volume (such as servicing and bond administration fees), as those payments are not known, fixed and determinable contractual obligations.

Farmer Mac enters into financial derivative contracts under which it either receives cash from counterparties, or is required to pay cash to them, depending on changes in interest rates.  Financial derivatives are carried on the consolidated balance sheets at fair value, representing the net present value of expected future cash payments or receipts based on market interest rates as of the balance sheet date adjusted for the consideration of credit risk of Farmer Mac and its counterparties.  The fair values of the contracts change daily as market interest rates change.  Because the financial derivative liabilities recorded on the consolidated balance sheet as of December 31, 2011 do not represent the amounts that may ultimately be paid under the financial derivative contracts, those liabilities are not included in the table of contractual obligations presented above.  Further information regarding financial derivatives is included in Note 2(h) and Note 6 to the consolidated financial statements.

Contingent Liabilities.  In conducting its loan purchase activities, Farmer Mac enters into mandatory delivery commitments to purchase agricultural real estate mortgage loans and USDA-guaranteed portions.  In conducting its LTSPC activities, Farmer Mac enters into arrangements whereby it commits to buy eligible loans under certain conditions at an undetermined future date. The following table presents these significant commitments.

	As of December 31,
	2011	2010
	(in thousands)
LTSPCs	$1,776,051	$1,754,597
Mandatory commitments to purchase loans and USDA-guaranteed portions	66,125	80,390

Further information regarding Farmer Mac's commitments to purchase loans is included in Note 12 to the consolidated financial statements.

Off-Balance Sheet Arrangements.  Farmer Mac offers approved lenders two credit enhancement alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans:  (1) LTSPCs, and (2) Farmer Mac Guaranteed Securities.  Prior to the adoption of new accounting guidance on January 1, 2010 related to the consolidation of off-balance sheet assets, both of these products resulted in the creation of off-balance sheet obligations for Farmer Mac in the ordinary course of its business.  Effective January 1, 2010, securitization trusts where Farmer Mac is judged to be the primary beneficiary, as described in Note 2(q) to the consolidated financial statements, are consolidated on-balance sheet and the Farmer Mac I Guaranteed Securities are presented as "Loans held for investment in consolidated trusts."  LTSPCs and securitization trusts where Farmer Mac is not judged to be the primary beneficiary still result in the creation of off-balance sheet obligations for Farmer Mac.  In performing its obligations related to LTSPCs and Farmer Mac Guaranteed Securities, Farmer Mac would have the right to enforce the underlying loans, and in the event of the default under the terms of those loans, would have access to the underlying collateral.

As of December 31, 2011 and 2010, outstanding off-balance sheet LTSPCs and Farmer Mac Guaranteed Securities totaled $3.4 billion and $5.5 billion, respectively.  The following table presents the balance of outstanding LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2011 and 2010:

Outstanding Balance of LTSPCs and Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of December 31,
	2011	2010
	(in thousands)
Farmer Mac I obligations:
Farmer Mac I Guaranteed Securities	$1,591,871	$3,695,217
LTSPCs	1,776,051	1,754,597
Total Farmer Mac I obligations	3,367,922	5,449,814
Farmer Mac II Guaranteed Securities	42,088	48,103
Farmer Mac Guaranteed Securities - Rural Utilities	16,271	15,292
Total off-balance sheet	$3,426,281	$5,513,209

See "—Risk Management—Credit Risk – Loans" and Notes 2(c), 2(e), 5 and 12 to the consolidated financial statements for more information on Farmer Mac Guaranteed Securities and Notes 2(o) and 12 to the consolidated financial statements for more information on LTSPCs.

Regulatory Matters

In the April 27, 2011 issue of the Federal Register, FCA published a final rule (the "Final RBC 4.0 Rule") that revises certain FCA regulations governing the risk-based capital stress test applicable to Farmer Mac. In its announcement of the Final RBC 4.0 Rule, FCA stated that the purpose of the changes was to update the risk-based capital model to address the addition of rural utilities loans to Farmer Mac's program authorities, to revise the existing treatment of risk mitigations of general obligations in the AgVantage structure, and to revise the treatment of counterparty risk on Farmer Mac's non-program investments. The Final RBC 4.0 Rule became effective June 15, 2011. For more information about Farmer Mac's capital position, see "—Balance Sheet Review—Equity."

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") contains a variety of provisions designed to regulate financial markets, including credit and derivatives transactions. Certain provisions of the Dodd-Frank Act, such as the requirement to retain a five percent credit risk in any securitized loan, do not apply to Farmer Mac or, with respect to any loan sold to Farmer Mac, the seller of such loan. In addition, Farmer Mac's equity and debt securities are excluded from the Dodd-Frank Act's prohibitions on proprietary trading by banking entities. However, certain provisions of the Dodd-Frank Act, such as those regarding derivatives regulation, corporate governance and executive compensation, do not contain specific exemptions for Farmer Mac. Until various studies are completed and all applicable final regulations are promulgated pursuant to the Dodd-Frank Act, the full effect of the legislation on the Corporation's business activities and operations cannot be completely assessed, particularly how it will affect the Corporation's hedging operations and costs. Farmer Mac does not expect that any of the final rules that have been passed under the Dodd-Frank Act to date will have a material impact on the Corporation's business activities and operations or financial condition. Farmer Mac will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act and expects to be able to adapt successfully to any new applicable legislative and regulatory requirements.

On May 11, 2011, the FCA, together with other prudential regulators, published in the Federal Register a proposed rule under the Dodd-Frank Act titled "Margin and Capital Requirements for Covered Swap Entities." The proposed rule provides for margin and capital requirements for non-cleared derivatives transactions among various categories of counterparties, including Farmer Mac. Farmer Mac submitted comments during the comment period for the proposed rule, which closed on July 11, 2011. The final rule has not yet been published.

On June 16, 2011, the FCA published in the Federal Register an advance notice of proposed rulemaking (the "ANPRM"), seeking public comment on revising Farmer Mac's risk-based capital stress test (1) to eliminate reliance on credit ratings from NRSROs as a measure of the creditworthiness of Farmer Mac's assets, as mandated under the Dodd-Frank Act and (2) to include a capital charge for counterparty risk related to derivatives transactions. In addition, the ANPRM solicited comment on ways to revise Farmer Mac's operational and strategic business planning requirements to place greater emphasis on diversity and inclusion in both Farmer Mac's personnel as well as the borrowers and lenders who benefit from Farmer Mac's secondary market activities. Farmer Mac submitted a comment letter on the ANPRM on August 15, 2011.

On November 18, 2011, the FCA published in the Federal Register a proposed rule to revise the Liquidity and Investment Regulations in response to the requirement under the Dodd-Frank Act for all federal agencies to review their respective regulations that refer to or require the use of credit ratings, to remove those references and requirements, and to substitute other appropriate standards of creditworthiness. In addition, the proposed rule outlines for comment three possible approaches for substituting the use of credit ratings in the Liquidity and Investment Regulations, including the use of benchmark indices, the use of internal assessment by Farmer Mac, or the use of third-party assessments of creditworthiness. The proposed rule includes among FCA's proposed changes to the Liquidity and Investment Regulations requirements for due diligence and stress testing of non-program assets, increased liquidity levels and enhancements to interest rate risk management. The proposed rule would also establish new parameters for investment eligibility, including pre-approved investments that complement Farmer Mac's mission to serve rural America. Farmer Mac submitted a comment letter on the proposed rule on January 17, 2012. The final rule has not yet been published.

Other Matters

The expected effects of recently issued accounting pronouncements on the consolidated financial statements are presented in Note 2(r) to the consolidated financial statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Farmer Mac is exposed to market risk from changes in interest rates.  Farmer Mac manages this market risk by entering into various financial transactions, including financial derivatives, and by monitoring and measuring its exposure to changes in interest rates.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Interest Rate Risk" for more information about Farmer Mac's exposure to interest rate risk and its strategies to manage such risk.  For information regarding Farmer Mac's use of financial derivatives and related accounting policies, see Note 2(h) and Note 6 to the consolidated financial statements.

Item 8.   Financial Statements

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Farmer Mac is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Internal control over financial reporting is a process designed under the supervision of Farmer Mac's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation's financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Farmer Mac's internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Corporation's Chief Executive Officer and Chief Financial Officer, Farmer Mac's management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2011.  In making this assessment, the Corporation's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on its evaluation under the COSO criteria, management concluded that the Corporation's internal control over financial reporting as of December 31, 2011 was effective.

Farmer Mac's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2011, as stated in their report appearing below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of the Federal Agricultural Mortgage Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of  equity, and of cash flows present fairly, in all material respects, the financial position of the Federal Agricultural Mortgage Corporation and its subsidiaries ("Farmer Mac") at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Farmer Mac maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Farmer Mac's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and on Farmer Mac's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, Farmer Mac changed the manner in which it accounts for transfers of financial assets and consolidation of variable interest entities in 2010.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP
McLean, Virginia
March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Federal Agricultural Mortgage Corporation
Washington, DC

We have audited the consolidated statements of operations, equity, and cash flows of the Federal Agricultural Mortgage Corporation and subsidiaries ("Farmer Mac") for the year ended December 31, 2009.  These financial statements are the responsibility of Farmer Mac's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects the results of the operations and cash flows of Farmer Mac for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14 to the consolidated financial statements, Farmer Mac revised its Segment Information to reflect the manner in which its chief operating decision maker had begun assessing Farmer Mac's performance and making resource allocation decisions.  Farmer Mac's Segment Information from prior periods has been reclassified in accordance with the new segment financial reporting.

As discussed in Note 16 to the consolidated financial statements, the consolidated statement of cash flows for the year ended December 31, 2009 has been restated.

/s/ Deloitte & Touche LLP

McLean, Virginia
March 16, 2010
(August 4, 2010 as to Note 14 and June 1, 2011 as to the last paragraph of Note 2(b) and Note 16)

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2011	2010
	(in thousands)
Assets:
Cash and cash equivalents	$817,046	$729,920
Investment securities:
Available-for-sale, at fair value	2,182,694	1,677,233
Trading, at fair value	1,796	86,096
Total investment securities	2,184,490	1,763,329
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value	4,289,272	2,907,264
USDA Guaranteed Securities:
Available-for-sale, at fair value	1,279,546	1,005,679
Trading, at fair value	212,359	311,765
Total USDA Guaranteed Securities	1,491,905	1,317,444
Loans:
Loans held for sale, at lower of cost or fair value	541,447	1,212,065
Loans held for investment, at amortized cost	1,241,311	90,674
Loans held for investment in consolidated trusts, at amortized cost	1,121,559	1,265,663
Allowance for loan losses	(10,161)	(9,803)
Total loans, net of allowance	2,894,156	2,558,599
Real estate owned, at lower of cost or fair value	3,136	1,992
Financial derivatives, at fair value	40,250	41,492
Interest receivable (includes $15,578 and $22,845, respectively, related to consolidated trusts)	110,339	90,295
Guarantee and commitment fees receivable	31,384	34,752
Deferred tax asset, net	—	14,530
Prepaid expenses and other assets	21,530	20,297
Total Assets	$11,883,508	$9,479,914

Liabilities and Equity:
Liabilities:
Notes payable:
Due within one year	$6,087,879	$4,509,419
Due after one year	4,104,882	3,430,656
Total notes payable	10,192,761	7,940,075
Debt securities of consolidated trusts held by third parties	701,583	827,411
Financial derivatives, at fair value	160,024	113,687
Accrued interest payable (includes $7,659 and $14,439, respectively, related to consolidated trusts)	60,854	57,131
Guarantee and commitment obligation	27,440	30,308
Accounts payable and accrued expenses	178,708	22,113
Deferred tax liability, net	250	—
Reserve for losses	7,355	10,312
Total Liabilities	11,328,975	9,001,037
Commitments and Contingencies (Note 12)
Equity:
Preferred stock:
Series C, par value $1,000 per share, 100,000 shares authorized, 57,578 shares issued and outstanding	57,578	57,578
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 8,825,794 shares and 8,752,711 shares outstanding as of December 31, 2011 and 2010, respectively	8,826	8,753
Additional paid-in capital	102,821	100,050
Accumulated other comprehensive income	79,370	18,275
Retained earnings	62,554	50,837
Total Stockholders' Equity	312,680	237,024
Non-controlling interest - preferred stock	241,853	241,853
Total Equity	554,533	478,877
Total Liabilities and Equity	$11,883,508	$9,479,914

See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$28,117	$27,497	$28,727
Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	127,394	86,742	109,779
Loans	119,176	124,472	37,987
Total interest income	274,687	238,711	176,493
Total interest expense	153,382	142,668	90,585
Net interest income	121,305	96,043	85,908
Provision for loan losses	(610)	(1,893)	(2,853)
Net interest income after provision for loan losses	120,695	94,150	83,055
Non-interest (loss)/income:
Guarantee and commitment fees	24,821	24,091	31,805
(Losses)/gains on financial derivatives	(92,645)	(17,159)	21,297
Gains on trading assets	3,455	5,270	43,273
Other-than-temporary impairment losses	—	—	(3,994)
Gains on sale of available-for-sale investment securities	269	266	3,353
Gains on sale of loans	—	—	1,581
Gain on sale of real estate owned	974	10	—
Lower of cost or fair value adjustment on loans held for sale	8,887	(8,748)	(139)
Other income	6,850	1,244	1,578
Non-interest (loss)/income	(47,389)	4,974	98,754
Non-interest expense:
Compensation and employee benefits	17,884	17,232	13,683
General and administrative	9,732	8,564	11,167
Regulatory fees	2,277	2,243	2,100
Real estate owned operating costs, net	823	2,171	353
(Release of)/provision for losses	(2,957)	2,417	2,389
Other expense	900	—	—
Non-interest expense	28,659	32,627	29,692
Income before income taxes	44,647	66,497	152,117
Income tax expense	5,797	13,797	52,517
Net income	38,850	52,700	99,600
Less: Net income attributable to non-controlling interest - preferred stock dividends	(22,187)	(20,707)	—
Net income attributable to Farmer Mac	16,663	31,993	99,600
Preferred stock dividends	(2,879)	(4,129)	(17,302)
Loss on retirement of preferred stock	—	(5,784)	—
Net income attributable to common stockholders	$13,784	$22,080	$82,298
Earnings per common share and dividends:
Basic earnings per common share	$1.33	$2.16	$8.12
Diluted earnings per common share	$1.28	$2.08	$8.04
Common stock dividends per common share	$0.20	$0.20	$0.20

See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	For the Year Ended December 31,
	2011		2010		2009
	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands)
Preferred stock:
Balance, beginning of period	58	$57,578	58	$57,578	9	$9,200
Issuance of Series C preferred stock	—	—	—	—	49	48,378
Balance, end of period	58	$57,578	58	$57,578	58	$57,578
Common stock:
Balance, beginning of period	10,284	$10,284	10,142	$10,142	10,132	$10,132
Issuance of Class C common stock	59	59	127	127	10	10
Exercise of stock options and SARs	14	14	15	15	—	—
Balance, end of period	10,357	$10,357	10,284	$10,284	10,142	$10,142
Additional paid-in capital:
Balance, beginning of period		$100,050		$97,090		$95,572
Stock-based compensation expense		2,929		2,774		2,694
Issuance of Class C common stock		22		40		32
Tax effect of stock-based awards		(180)		146		(1,208)
Balance, end of period		$102,821		$100,050		$97,090
Retained earnings/(accumulated deficit):
Balance, beginning of period		$50,837		$28,127		$(52,144)
Net income attributable to Farmer Mac		16,663		31,993		99,600
Cash dividends:
Preferred stock, Series B ($8.33 and $102.67 per share in 2010 and 2009, respectively)		—		(1,250)		(15,400)
Preferred stock, Series C ($50.00 per share in 2011 and 2010 and $33.03 per share in 2009)		(2,879)		(2,879)		(1,902)
Common stock ($0.20 per share)		(2,067)		(2,049)		(2,027)
Loss on retirement of preferred stock		—		(5,784)		—
Cumulative effect of adoption of new accounting standard, net of tax		—		2,679		—
Balance, end of period		$62,554		$50,837		$28,127
Accumulated other comprehensive income/(loss):
Balance, beginning of period		$18,275		$3,254		$(47,412)
Change in unrealized gain on available-for-sale securities, net of tax and reclassification adjustments		61,095		14,975		50,514
Change in unrealized gain on financial derivatives, net of tax and reclassification adjustments		—		46		152
Balance, end of period		$79,370		$18,275		$3,254
Total Stockholders' Equity		$312,680		$237,024		$196,191
Non-controlling interest:
Balance, beginning of period		$241,853		$—		$—
Preferred stock - Farmer Mac II LLC		—		241,853		—
Balance, end of period		$241,853		$241,853		$—
Total Equity		$554,533		$478,877		$196,191
Comprehensive income:
Net income		$38,850		$52,700		$99,600
Change in accumulated other comprehensive income, net of tax		61,095		15,021		50,666
Comprehensive income		99,945		67,721		150,266
Less: Comprehensive income attributable to non-controlling interest		22,187		20,707		—
Total comprehensive income		$77,758		$47,014		$150,266

See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income	$38,850	$52,700	$99,600
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Net amortization of premiums and discounts on loans, investments, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	19,506	11,845	3,926
Amortization of debt premiums, discounts and issuance costs	12,800	7,982	12,876
Net change in fair value of trading securities, financial derivatives and loans held for sale	44,124	(16,653)	(105,060)
Amortization of deferred gains on certain Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	(5,180)	—	—
Other-than-temporary impairment losses	—	—	3,994
Gains on sale of loans	—	—	(1,581)
Gains on the sale of available-for-sale investment securities	(269)	(266)	(3,353)
Gains on the sale of real estate owned	(974)	(10)	—
Total (release of)/provision for losses	(2,347)	4,310	5,242
Deferred income taxes	(18,939)	(524)	35,615
Stock-based compensation expense	2,929	2,774	2,694
Proceeds from repayment and sale of trading investment securities	83,858	747	787
Purchases of loans held for sale	(214,116)	(661,310)	(164,335)
Proceeds from repayment of loans purchased as held for sale	95,991	43,820	30,664
Proceeds from sale of loans purchased as held for sale	—	—	73,641
Net change in:
Interest receivable	(19,982)	(23,117)	5,880
Guarantee and commitment fees receivable	3,368	20,264	6,093
Other assets	(9,623)	19,299	76,534
Accrued interest payable	3,723	17,569	(908)
Other liabilities	(6,899)	(18,243)	(9,019)
Net cash provided by/(used in) operating activities	26,820	(538,813)	73,290
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(1,694,794)	(1,075,852)	(325,871)
Purchases of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	(2,209,604)	(2,010,991)	(2,047,954)
Purchases of loans held for investment	(489,483)	(34,387)	(59,627)
Purchases of defaulted loans	(21,663)	(6,082)	(21,269)
Proceeds from repayment of available-for-sale investment securities	891,108	350,197	195,589
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	749,399	711,462	725,761
Proceeds from repayment of loans purchased as held for investment	292,484	291,778	72,759
Proceeds from sale of available-for-sale investment securities	447,864	100,833	306,506
Proceeds from sale of trading securities - fair value option	—	5,013	—
Proceeds from sale of Farmer Mac Guaranteed Securities	25,674	30,725	188,204
Proceeds from sale of real estate owned	4,201	1,055	40,955
Proceeds from sale of loans purchased as held for investment	—	—	285,312
Net cash used in investing activities	(2,004,814)	(1,636,249)	(639,635)
Cash flows from financing activities:
Proceeds from issuance of discount notes	68,770,286	66,804,224	54,840,697
Proceeds from issuance of medium-term notes	2,295,579	2,729,530	3,475,856
Payments to redeem discount notes	(67,459,368)	(65,300,682)	(54,675,917)
Payments to redeem medium-term notes	(1,366,275)	(1,872,590)	(2,727,000)
Excess tax benefits related to stock-based awards	243	763	—
Payments to third parties on debt securities of consolidated trusts	(148,234)	(176,260)	—
Proceeds from common stock issuance	22	172	42
Issuance costs on retirement of preferred stock	—	(5,784)	—
Proceeds from preferred stock issuance - Farmer Mac II LLC	—	241,853	—
Proceeds from preferred stock issuance	—	—	48,378
Retirement of Series B Preferred stock	—	(144,216)	—
Dividends paid - Non-controlling interest - preferred stock	(22,187)	(20,644)	—
Dividends paid on common and preferred stock	(4,946)	(6,178)	(19,329)
Net cash provided by financing activities	2,065,120	2,250,188	942,727
Net increase in cash and cash equivalents	87,126	75,126	376,382
Cash and cash equivalents at beginning of period	729,920	654,794	278,412
Cash and cash equivalents at end of period	$817,046	$729,920	$654,794
 See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

1.	ORGANIZATION

The Federal Agricultural Mortgage Corporation ("Farmer Mac" or the "Corporation") is a stockholder-owned, federally chartered instrumentality of the United States organized and existing under Title VIII of the Farm Credit Act of 1971, as amended (12 U.S.C. §§ 2279aa et seq.) (the "Act").  Farmer Mac was originally created by the United States Congress to establish a secondary market for agricultural real estate and rural housing mortgage loans.  This secondary market was designed to increase the availability of long-term credit at stable interest rates to America's rural communities, farmers, ranchers and rural homeowners and to provide those borrowers with the benefits of capital markets pricing and product innovation.  Since Farmer Mac's inception, Congress has expanded Farmer Mac's charter to authorize the Corporation to create the Farmer Mac II program and to purchase, and guarantee securities backed by, loans made by cooperative lenders to finance electrification and telecommunications systems in rural areas.

Farmer Mac accomplishes its congressional mission of providing liquidity and lending capacity to agricultural and rural utilities lenders by:

•	purchasing eligible loans directly from lenders;

•	providing advances against eligible loans by purchasing obligations secured by those loans;

•	securitizing assets and guaranteeing the payment of principal and interest on the resulting securities that represent interests in, or obligations secured by, pools of eligible loans; and

•	issuing long-term standby purchase commitments ("LTSPCs") for eligible loans.

Farmer Mac conducts these activities through three programs—Farmer Mac I, Farmer Mac II and Rural Utilities.  As of December 31, 2011, the total outstanding balance in all of Farmer Mac's programs was $11.9 billion.

Under the Farmer Mac I program, Farmer Mac purchases or commits to purchase mortgage loans secured by first liens on agricultural real estate.  Farmer Mac also guarantees securities representing interests in or obligations backed by pools of eligible mortgage loans.  The securities guaranteed by Farmer Mac under the Farmer Mac I program are referred to as "Farmer Mac I Guaranteed Securities."  To be eligible for the Farmer Mac I program, loans must meet Farmer Mac's credit underwriting, collateral valuation, documentation and other specified standards.  As of December 31, 2011, outstanding loans held by Farmer Mac and loans that either back Farmer Mac I Guaranteed Securities or are subject to LTSPCs in the Farmer Mac I program totaled $8.1 billion.

Under the Farmer Mac II program, Farmer Mac purchases the portions of loans guaranteed by the United States Department of Agriculture (the "USDA-guaranteed portions") pursuant to the Consolidated Farm and Rural Development Act (7 U.S.C. §§ 1921 et seq.) and may guarantee securities backed by those USDA-guaranteed portions ("Farmer Mac II Guaranteed Securities").  USDA-guaranteed portions are presented as "USDA Guaranteed Securities" on the consolidated balance sheets.  Guaranteed securities backed by USDA-guaranteed portions are presented as "Farmer Mac Guaranteed Securities" on the consolidated balance sheets.  As of December 31, 2011, outstanding Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities totaled $1.5 billion.  Since January 2010, all purchases of USDA-guaranteed portions under the Farmer Mac II program (other than purchases of USDA-guaranteed portions that back Farmer Mac II Guaranteed Securities to be sold to third parties) have been, and will continue to be, made by Farmer Mac's subsidiary, Farmer Mac II LLC.

Farmer Mac's Rural Utilities program was initiated during second quarter 2008 after Congress expanded Farmer Mac's authorized secondary market activities to include rural utilities loans.  Farmer Mac's activities under this program have been and are expected to be similar to those conducted under the Farmer Mac I program—loan purchases, guarantees of securities ("Farmer Mac Guaranteed Securities – Rural Utilities") and issuance of LTSPCs—with respect to eligible rural utilities loans.  To be eligible for the Rural Utilities program, loans must meet Farmer Mac's credit underwriting and other specified standards.  Farmer Mac has retained in its portfolio all of the rural utilities loans and Farmer Mac Guaranteed Securities – Rural Utilities under this program since its inception, with the exception of AgVantage securities that were sold to third parties and had an outstanding balance of $16.3 million as of December 31, 2011.  To date, Farmer Mac has not issued any LTSPCs with respect to rural utilities loans.  As of December 31, 2011, the aggregate outstanding principal balance of rural utilities loans held and Farmer Mac Guaranteed Securities – Rural Utilities was $2.3 billion.

Farmer Mac I Guaranteed Securities, Farmer Mac II Guaranteed Securities and Farmer Mac Guaranteed Securities – Rural Utilities are collectively referred to as "Farmer Mac Guaranteed Securities."  The assets underlying Farmer Mac Guaranteed Securities include (1) securitized loans or USDA-guaranteed portions eligible under one of Farmer Mac's programs and (2) general obligations of lenders secured by pools of eligible loans.  The Corporation guarantees the timely payment of principal and interest on the resulting Farmer Mac Guaranteed Securities.  AgVantage is a registered trademark of Farmer Mac that is used to designate Farmer Mac's guarantees of securities that are related to general obligations of issuers that are secured by pools of eligible loans.  Farmer Mac may retain Farmer Mac Guaranteed Securities in its portfolio or sell them to third parties.

Farmer Mac's two principal sources of revenue are:

•	guarantee and commitment fees received in connection with outstanding Farmer Mac Guaranteed Securities and LTSPCs; and

•	interest income earned on assets held on balance sheet, net of related funding costs and interest payments and receipts on financial derivatives (i.e., net effective spread).

Farmer Mac funds its "program" purchases of Farmer Mac Guaranteed Securities and eligible loans primarily by issuing debt obligations of various maturities in the public capital markets.  As of December 31, 2011, Farmer Mac had $5.1 billion of discount notes and $5.1 billion of medium-term notes outstanding.  The proceeds of debt issuance are also used to fund "non-program" investments that must comply with regulations promulgated by the Farm Credit Administration ("FCA"), including dollar amount, issuer concentration, and credit quality limitations.  Those regulations can be found at 12 C.F.R. §§ 652.1-652.45.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Farmer Mac conform with accounting principles generally accepted in the United States of America ("generally accepted accounting principles" or "GAAP").  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities (including, but not limited to, the allowance for loan losses, reserve for losses, other-than-temporary impairment of investment securities and fair value measurements) as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates. The following are the significant accounting policies that Farmer Mac follows in preparing and presenting its consolidated financial statements:

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of Farmer Mac and its two subsidiaries: (1) Farmer Mac Mortgage Securities Corporation ("FMMSC"), whose principal activities are to facilitate the purchase and issuance of Farmer Mac Guaranteed Securities and to act as a registrant under registration statements filed with the Securities and Exchange Commission, and (2) Farmer Mac II LLC, whose principal activity is the operation of substantially all of the business related to the Farmer Mac II program – primarily the acquisition of USDA-guaranteed portions.  Farmer Mac II LLC was formed as a Delaware limited liability company on December 10, 2009.  The business operations of Farmer Mac II LLC began in January 2010.  The consolidated financial statements also include the accounts of variable interest entities ("VIEs") in which Farmer Mac determined itself to be the primary beneficiary.  See Note 2(q) for more information on consolidated VIEs.

A Farmer Mac guarantee of timely payment of principal and interest is an explicit element of the terms of all Farmer Mac Guaranteed Securities.  When Farmer Mac retains such securities in its portfolio, that guarantee is not extinguished.  For Farmer Mac Guaranteed Securities in the Corporation's portfolio, Farmer Mac has entered into guarantee arrangements with FMMSC.  The guarantee fee rate established between Farmer Mac and FMMSC is an element in determining the fair value of these Farmer Mac Guaranteed Securities, and guarantee fees related to these securities are reflected in guarantee and commitment fees in the consolidated statements of operations.  These guarantee fees totaled $9.0 million in 2011 and $6.5 million in 2010.  The corresponding expense of FMMSC has been eliminated against interest income in consolidation.  All other inter-company balances and transactions have been eliminated in consolidation.

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

The following table sets forth information regarding certain cash and non-cash transactions for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cash paid during the period for:
Interest	$101,288	$78,245	$80,350
Income taxes	26,568	15,174	11,500
Non-cash activity:
Real estate owned acquired through loan liquidation	4,605	5,001	41,086
Loans acquired and securitized as Farmer Mac Guaranteed Securities	22,406	8,594	28,736
Purchases of investment securities traded, not yet settled	162,674	—	—
Consolidation of Farmer Mac I Guaranteed Securities from off-balance sheet to loans held for investment in consolidated trusts and to debt securities of consolidated trusts held by third parties	22,406	1,408,965	—
Transfers of available-for-sale Farmer Mac I Guaranteed Securities to loans held for investment in consolidated trusts, upon the adoption of new consolidation guidance	—	5,385	—
Transfers of trading Farmer Mac Guaranteed Securities - Rural Utilities to loans held for investment in consolidated trusts, upon the adoption of new consolidation guidance	—	451,448	—
Deconsolidation of loans held for investment in consolidated trusts and debt securities of consolidated trusts held by third parties - transferred to off- balance sheet Farmer Mac I Guaranteed Securities	—	414,462	—
Transfers of Farmer Mac I Guaranteed Securities to loans held for sale	—	—	288,012
Transfers of loans held for investment to loans held for sale	—	—	617,072
Transfers of loans held for sale to loans held for investment	878,798	—	—
Exchange of GSE preferred stock - transfer from trading to available-for-sale	—	—	90,657

Effective January 1, 2011, Farmer Mac transferred $878.8 million of loans in the Farmer Mac I program from held for sale to held for investment because Farmer Mac no longer has the intent to securitize or sell these loans in the foreseeable future. Farmer Mac transferred these loans at their cost, which was lower than the estimated fair value at the time of transfer.

At the time of purchase, loans are classified as either held for sale or held for investment depending upon management's intent and ability to hold the loans for the foreseeable future. Cash receipts from the repayment of loans are classified within the statements of cash flows based on management's intent upon purchase of the loan, as prescribed by accounting guidance related to the statement of cash flows.

During 2010, Farmer Mac adopted new accounting guidance on consolidation of VIEs, which resulted in the consolidation of certain securitization trust assets and liabilities onto Farmer Mac's balance sheet.  The items noted above reflect the impact upon adoption of the new consolidation guidance and Farmer Mac's on-going assessment of its interests in VIEs.  See Note 2(q) for further information related to the consolidation of VIEs.

During 2009, Farmer Mac transferred securities between categories as a result of two primary transactions.  The first transaction was the sale of $354.5 million principal balance of loans during first quarter 2009.  Consistent with management's effort to preserve and strengthen its capital position beginning in third quarter 2008, the primary purpose of the sale was to eliminate the need to hold capital in support of the loans under Farmer Mac's statutory minimum capital requirements.  Given the change in management's intention pertaining to its loan portfolio in first quarter 2009, Farmer Mac reclassified loans with an amortized cost basis of $617.1 million from loans held for investment to loans held for sale prior to the sale of certain loans.  Also in first quarter 2009, Farmer Mac transferred $263.4 million amortized cost basis of available-for-sale Farmer Mac I Guaranteed Securities to loans held-for-sale upon the consolidation of certain trusts in which Farmer Mac held 100 percent of the beneficial ownership interests.  Farmer Mac then terminated the trusts and sold a portion of the underlying loans.  The $288.0 million balance disclosed above represents the fair value of the transferred Farmer Mac I Guaranteed Securities as of December 31, 2008.

The second transaction occurred during third quarter 2009.  Farmer Mac accepted an exchange offer extended by CoBank, ACB ("CoBank"), an institution of the Farm Credit System (the "FCS") and a government-sponsored enterprise, whereby Farmer Mac tendered all of its outstanding shares of CoBank's 7.814 percent Series A Cumulative Perpetual Preferred Stock ($88.5 million par value) in exchange for an equal amount of shares and par value of CoBank's newly issued 11.0 percent Series D Non-Cumulative Subordinated Perpetual Preferred Stock.  Farmer Mac recorded the newly acquired shares at $90.7 million, the estimated fair value of the surrendered shares on the date of the exchange, and elected to classify the newly acquired equity securities as available-for-sale.  Farmer Mac had elected the fair value option for the surrendered Series A preferred shares and recorded the changes in fair value up until the date of the exchange through gains and losses on trading assets.

Restatement of the Consolidated Statements of Cash Flows

As previously disclosed, the Corporation has restated the consolidated financial statements for the years ended December 31, 2010 and 2009 by amending its Annual Report on Form 10-K for the year ended December 31, 2010 on Amendment No. 1 on Form 10-K/A to correct errors regarding the classification of cash flows within the statements of cash flows. These restatements solely affect the classification of items in operating and investing activities and have no impact on the net increase/(decrease) in cash and cash equivalents set forth in the condensed consolidated statements of cash flows and the consolidated statements of cash flows for any of the previously reported periods. These errors related to the transferring of loans between the held for investment and held for sale classifications on the balance sheet based on a change in management's intent to hold or sell such loans and the incorrect classification of cash flow activities of such loans in a manner consistent with this change in management's intent. Historically, cash receipts from the repayment of loans were classified within the statements of cash flows consistent with the then current balance sheet classification as opposed to the original balance sheet classification assigned based on management's intent upon purchase of the loans, as prescribed by accounting guidance related to the statement of cash flows. The restatements have no impact on Farmer Mac's previously issued condensed consolidated interim or annual consolidated balance sheets, statements of operations or statements of equity and do not affect core earnings, core capital and minimum capital surplus. See Note 16 for further information.

(c)	Investment Securities, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities

Securities for which Farmer Mac does not have the positive intent and ability to hold to maturity are classified as available-for-sale and are carried at estimated fair value.  Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated other comprehensive income in stockholders' equity.  Securities classified as trading securities are reported at their fair value, with unrealized gains and losses included in earnings.  Gains and losses on the sale of available-for-sale and trading securities are determined using the specific identification cost method.  Farmer Mac does not currently classify any securities as held-to-maturity.

Farmer Mac determines the fair value of investment securities using quoted market prices, when available, and evaluates the securities for other-than-temporary impairment.  Farmer Mac determines the fair values of certain investment securities for which quoted market prices are not available, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities based on the present value of the associated expected future cash flows.  In estimating the present value of the expected future cash flows, management is required to make estimates and assumptions.  The key estimates and assumptions include discount rates and collateral repayment rates.  Premiums, discounts and other deferred costs are amortized to interest income over the estimated life of the security using the effective interest method.  Interest income on investments, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities is recorded on an accrual basis unless the collection of interest is considered doubtful.

Farmer Mac generally receives compensation when loans with yield maintenance provisions underlying Farmer Mac Guaranteed Securities prepay.  These yield maintenance payments mitigate Farmer Mac's exposure to reinvestment risk and are calculated such that, when reinvested with the prepaid principal, they should generate substantially the same cash flows that would have been generated had the loans not prepaid.  Yield maintenance payments are recognized as interest income in the consolidated statements of operations upon receipt.

(d)	Loans

Loans for which Farmer Mac has the positive intent and ability to hold for the foreseeable future are classified as held for investment and reported at their unpaid principal balance, net of unamortized purchase discounts or premiums.  When Farmer Mac consolidates a trust, it recognizes the loans underlying the trust in the consolidated balance sheets as "Loans held for investment in consolidated trusts, at amortized cost."  See Note 2(q) for more information on accounting guidance related to consolidation.  Loans that Farmer Mac does not intend to hold for the foreseeable future are classified as held for sale and reported at the lower of cost or fair value.  For loans held for investment and loans held for sale, the net unamortized purchase premium or discount as of December 31, 2011 was a net premium of $39.5 million, compared to a net premium of $39.2 million as of December 31, 2010.  Farmer Mac does not amortize premiums and discounts related to loans held for sale.

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

When particular criteria are met, such as the default of the borrower, Farmer Mac becomes entitled to purchase the defaulted loans underlying Farmer Mac Guaranteed Securities (commonly referred to as "removal-of-account" provisions).  Farmer Mac considers acquired credit-impaired loans to be individually impaired at acquisition.  Farmer Mac records all such defaulted loans at their unpaid principal balance during the period in which Farmer Mac becomes entitled to purchase the loans and therefore regains effective control over the transferred loans.  Farmer Mac generally does not record a loss at acquisition because it believes that unpaid principal balance is representative of the fair value of the loan at time of purchase. Any subsequent decreases in expected cash flows are recognized as impairment.

See Note 2(q) for more information on accounting standards related to transfers of financial assets and consolidation.

(f)	Non-accrual Loans

Non-accrual loans are loans for which it is probable that Farmer Mac will be unable to collect all amounts due according to the contractual terms of the loan agreement and include all loans 90 days or more past due.  When a loan becomes 90 days past due, interest accrual on the loan is discontinued and interest previously accrued is reversed against interest income in the current period.  The interest on such loans is accounted for on the cash basis until a loan qualifies for return to accrual status.  Loans are returned to accrual status when all the principal and interest payments contractually due are collected and certain performance criteria are met.

(g)	Real Estate Owned

Real estate owned ("REO") consists of real estate acquired through loan liquidation and is recorded at fair value less estimated selling cost at acquisition.  Fair value is determined by appraisal or other appropriate valuation method.  Any excess of the recorded investment in the loan over the fair value less estimated selling cost is charged to the allowance for loan losses.  Subsequent to the acquisition, management continues to perform periodic valuations for real estate owned.  Declines in the net realizable value (fair value less estimated selling costs) are charged through income and presented as "Real estate owned operating costs, net" on the consolidated statements of operations.

Farmer Mac contracts with third parties to operate or preserve real estate owned and offered for sale when appropriate to maintain property value.  Non-recoverable costs are expensed as incurred and those related to the production of saleable goods or crops are capitalized to the extent they are realizable.  As revenues from the sale of goods or crops are received, they are applied first to any capitalized costs and any remaining revenues offset non-recoverable expenses incurred.  Farmer Mac had no capitalized costs as of December 31, 2011 and 2010.

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

Financial derivatives are recorded on the consolidated balance sheets at fair value as a freestanding asset or liability.  As discussed in Note 6, Farmer Mac does not designate its financial derivatives as fair value hedges or cash flow hedges; therefore, the changes in the fair values of financial derivatives are reported as gains or losses on financial derivatives in the consolidated statements of operations.

(i)	Notes Payable

Notes payable are classified as due within one year or due after one year based on their contractual maturities.  Debt issuance costs and premiums and discounts are deferred and amortized to interest expense using the effective interest method over the contractual life of the related debt.

(j)	Allowance for Losses

Farmer Mac maintains an allowance for losses to cover estimated probable losses incurred as of the balance sheet date on loans held ("allowance for loan losses") and loans underlying LTSPCs and Farmer Mac Guaranteed Securities ("reserve for losses") based on available information.  Farmer Mac's methodology for determining the allowance for losses separately considers its portfolio segments - Farmer Mac I, Farmer Mac II, and Rural Utilities, and disaggregates its analysis, where relevant, into classes of financing receivables, which currently include loans and AgVantage securities.  Further disaggregation to commodity type is performed, where appropriate, in analyzing the need for an allowance for losses.

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

General Allowance for Losses

Farmer Mac I

Farmer Mac's methodology for determining its allowance for losses incorporates the Corporation's automated loan classification system.  That system scores loans based on criteria such as historical repayment performance, indicators of current financial condition, loan seasoning, loan size and loan-to-value ratio.  For the purposes of the loss allowance methodology, the loans in Farmer Mac's portfolio of loans and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs have been scored and classified for each calendar quarter since first quarter 2000.  The allowance methodology captures the migration of loan scores across concurrent and overlapping three-year time horizons and calculates loss rates separately within each loan classification for (1) loans underlying LTSPCs and (2) loans held and loans underlying Farmer Mac I Guaranteed Securities.  The calculated loss rates are applied to the current classification distribution of unimpaired loans in Farmer Mac's portfolio to estimate inherent losses, on the assumption that the historical credit losses and trends used to calculate loss rates will continue in the future.  Management evaluates this assumption by taking into consideration factors, including:

•	economic conditions;

•	geographic and agricultural commodity/product concentrations in the portfolio;

•	the credit profile of the portfolio;

•	delinquency trends of the portfolio;

•	historical charge-off and recovery activities of the portfolio; and

•	other factors to capture current portfolio trends and characteristics that differ from historical experience.

Management believes that its use of this methodology produces a reasonable estimate of probable losses, as of the balance sheet date, for all loans held in the Farmer Mac I portfolio and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs. There were no purchases or sales during 2011 that materially affected the credit profile of the Farmer Mac I portfolio.

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

Farmer Mac II

No allowance for losses has been provided for USDA Guaranteed Securities or Farmer Mac II Guaranteed Securities.  The USDA-guaranteed portions presented as "USDA Guaranteed Securities" on the consolidated balance sheets, as well as those that collateralize Farmer Mac II Guaranteed Securities, are guaranteed by the USDA.  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  Farmer Mac excludes these guaranteed portions from the credit risk metrics it discloses because of the USDA guarantee.

Rural Utilities

Farmer Mac separately evaluates the rural utilities loans it owns, as well as the lender obligations and loans underlying or securing its Farmer Mac Guaranteed Securities – Rural Utilities, including AgVantage securities, to determine if there are any probable losses inherent in those assets.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  No allowance for losses has been provided for this portfolio segment based on the credit quality of the collateral supporting rural utilities assets and Farmer Mac's counterparty risk analysis. As of December 31, 2011, there were no delinquencies and no probable losses inherent in Farmer Mac's rural utilities loans held or in any Farmer Mac Guaranteed Securities – Rural Utilities.

Specific Allowance for Impaired Loans

Farmer Mac also analyzes certain loans in its portfolio for impairment in accordance with accounting guidance on measuring individual impairment of a loan.  Farmer Mac's impaired assets generally include:

•
non-performing assets (loans 90 days or more past due, in foreclosure, restructured, in bankruptcy – including loans performing under either their original loan terms or a court-approved bankruptcy plan);

•	loans for which Farmer Mac has adjusted the timing of borrowers' payment schedules, but still expects to collect all amounts due and has not made economic concessions; and

•	additional performing loans that have previously been delinquent or are secured by real estate that produces agricultural commodities or products currently under stress.

For loans with an updated appraised value, other updated collateral valuation or management's estimate of discounted collateral value, this analysis includes the measurement of the fair value of the underlying collateral for individual loans relative to the total recorded investment, including principal, interest and advances and net of any charge-offs.  In the event that the collateral value does not support the total recorded investment, Farmer Mac specifically provides an allowance for the loan for the difference between the recorded investment and its fair value, less estimated costs to liquidate the collateral.  Estimated selling costs are based on historical selling costs incurred by Farmer Mac or management's best estimate of selling costs for a particular property.  For the remaining impaired assets without updated valuations, this analysis is performed in the aggregate in consideration of the similar risk characteristics of the assets and historical statistics.

A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a troubled debt restructuring ("TDR"). Farmer Mac has granted a concession when, as a result of the restructuring, it does not expect to collect all amounts due, including interest accrued at the original contract rate. In making its determination of whether a borrower is experiencing financial difficulties, Farmer Mac considers several factors, including whether (1) the borrower has declared or is in the process of declaring bankruptcy, (2) there is substantial doubt as to whether the borrower will continue to be a going concern, and (3) the borrower can obtain funds from other sources at an effective interest rate at or near a current market interest rate for debt with similar risk characteristics. Farmer Mac evaluates TDRs similarly to other impaired loans for purposes of the allowance for losses. For the year ended December 31, 2011, the recorded investment of loans determined to be TDRs was $0.6 million, both before and after restructuring. During 2011, Farmer Mac recorded a release from its allowance for loan losses of $0.1 million related to TDRs.

(k)	Earnings Per Common Share

Basic earnings per common share ("EPS") is based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per common share is based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options, stock appreciation rights ("SARs") and non-vested restricted stock awards.  The following schedule reconciles basic and diluted EPS for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011			2010			2009
	Net Income	Shares	$ per Share	Net Income	Shares	$ per Share	Net Income	Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$13,784	10,335	$1.33	$22,080	10,229	$2.16	$82,298	10,138	$8.12
Effect of dilutive securities(1):
Stock options, SARs and restricted stock		467	(0.05)		386	(0.08)		95	(0.08)
Diluted EPS	$13,784	10,802	$1.28	$22,080	10,615	$2.08	$82,298	10,233	$8.04

(1)
For the years ended December 31, 2011, 2010 and 2009, stock options and SARs of 703,624, 1,485,404, and 1,724,800, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the years ended December 31, 2011, 2010 and 2009, contingent shares of non-vested restricted stock of 76,340, 115,125 and 47,143, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions were not met.

(l)	Income Taxes

Deferred federal income tax assets and liabilities are established for temporary differences between financial and taxable income and are measured using the current enacted statutory tax rate.  Income tax expense is equal to the income taxes payable in the current year plus the net change in the deferred tax asset or liability balance.

Farmer Mac evaluates its tax positions at least quarterly to identify and recognize any liabilities related to uncertain tax positions in its federal income tax returns.  Farmer Mac, in accordance with accounting guidance on uncertainty in income taxes, uses a two-step approach in which income tax benefits are recognized if, based on the technical merits of a tax position, it is more likely than not (a probability of greater than 50 percent) that the tax position would be sustained upon examination by the taxing authority, which includes all related appeals and litigation process.  The amount of tax benefit recognized is then measured at the largest amount of tax benefit that is greater than 50 percent likely to be realized upon settlement with the taxing authority, considering all information available at the reporting date.  Farmer Mac's policy for recording interest and penalties associated with uncertain tax positions is to record them as a component of income tax expense.  Farmer Mac establishes a valuation allowance for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

(m)	Stock-Based Compensation

Farmer Mac accounts for its stock-based employee compensation plans using the grant date fair value method of accounting.  Farmer Mac measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award determined using the Black-

Scholes option pricing model.  The cost is recognized over the period during which an employee is required to provide service in exchange for the award.

Farmer Mac recognized $3.0 million, $2.8 million and $2.7 million of compensation expense related to stock options, SARs and non-vested restricted stock awards for 2011, 2010 and 2009, respectively.

(n)	Comprehensive Income

Comprehensive income represents all changes in stockholders' equity except those resulting from investments by or distributions to stockholders, and is comprised primarily of net income and unrealized gains and losses on securities available-for-sale, net of related taxes.  The following table sets forth Farmer Mac's comprehensive income for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net income	$38,850	$52,700	$99,600
Available-for-sale securities, net of tax:
Net unrealized holding gains	64,637	15,182	49,266
Reclassification adjustment for realized (gains)/losses (1)	(3,542)	(207)	1,248
Net change from available-for-sale securities (2)	61,095	14,975	50,514
Financial derivatives, net of tax:
Reclassification for amortization of financial derivatives transition adjustment (3)	—	46	152
Other comprehensive income, net of tax	61,095	15,021	50,666
Comprehensive income	99,945	67,721	150,266
Less: Comprehensive income attributable to non- controlling interest	22,187	20,707	—
Total comprehensive income	$77,758	$47,014	$150,266

(1)
Includes the reclassification of deferred gains recognized on certain Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities of $3.4 million, after tax, for the year ended December 31, 2011.

(2)	Unrealized gains on available for sale securities is shown net of income taxes of $32.9 million, $8.1 million and $27.2 million in 2011, 2010 and 2009, respectively.

(3)	Amortization of financial derivatives transition adjustment is shown net of income taxes of $25,000 and $0.1 million in 2010 and 2009, respectively.

During 2011, Farmer Mac reclassified $3.4 million (of a total $7.0 million) of after-tax unrealized gains into earnings related to fair value changes of Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities designated as available-for-sale that were transferred to Farmer Mac II LLC in January 2010. Included in these reclassifications are amortization amounts of $1.8 million that relate to prior periods, beginning with first quarter 2010. These gains are presented as "Other income" on the consolidated statements of operations. Farmer Mac will recognize in earnings the remainder of these deferred gains over the estimated remaining lives of the underlying USDA-guaranteed portions. There will, however, be no net effect on income on a consolidated basis because these gains will be offset by the amortization of premium expense on the assets held by Farmer Mac II LLC.

The following table presents Farmer Mac's accumulated other comprehensive income as of December 31, 2011, 2010 and 2009 and changes in the components of accumulated other comprehensive income for the years ended December 31, 2011, 2010 and 2009:

	As of December 31,
	2011	2010	2009
	(in thousands)
Available-for-sale securities:
Beginning balance	$18,275	$3,300	$(47,214)
Net unrealized gains, net of tax	61,095	14,975	50,514
Ending balance	$79,370	$18,275	$3,300

Financial derivatives:
Beginning balance	$—	$(46)	$(198)
Amortization of financial derivatives transition adjustment, net of tax	—	46	152
Ending balance	$—	$—	$(46)
Accumulated other comprehensive income, net of tax	$79,370	$18,275	$3,254

(o)	Long-Term Standby Purchase Commitments

Farmer Mac accounts for its LTSPCs in accordance with accounting guidance on guarantees. Commitment fee income represents a reduction of the commitment obligation based on amortization using the actual prepayment experience on the underlying loans.  See Note 2(j) for Farmer Mac's policy for estimating probable losses for LTSPCs and Note 12 for more information on the accounting for LTSPCs.

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

Farmer Mac's assessment of the significance of the input to the fair value measurement requires judgment and considers factors specific to the financial instrument.  Both observable and unobservable inputs may be used to determine the fair value of financial instruments that Farmer Mac has classified within the level 3 category.  As a result, the unrealized gains and losses for assets and liabilities within the level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in projected prepayment rates) inputs. See Note 13 for more information regarding fair value measurement.

(q)  Consolidation of Variable Interest Entities

Farmer Mac has interests in various entities that are considered to be VIEs.  These interests include investments in securities issued by VIEs, such as Farmer Mac agricultural mortgage-backed securities created pursuant to Farmer Mac's securitization transactions and mortgage and asset-backed trusts that Farmer Mac did not create.  Effective January 1, 2010, Farmer Mac adopted two new accounting standards that eliminated the concept of qualifying special purpose entities ("QSPEs") and amended the accounting for transfers of financial assets and the consolidation model for VIEs.  All formerly designated QSPEs were evaluated for consolidation in accordance with the new consolidation model, which changed the method of analyzing which party to a VIE should consolidate the VIE.  The new consolidation model uses a qualitative evaluation that requires consolidation of an entity when the reporting enterprise both (1) has the power to direct matters which significantly impact the activities and success of the entity, and (2) has exposure to benefits and/or losses that could potentially be significant to the entity.  The reporting enterprise that meets both these conditions is deemed the primary beneficiary of the VIE.

The consolidation standard required the incremental assets and liabilities consolidated upon adoption to initially be reported at their carrying amounts.  Carrying amount refers to the amount at which the assets and liabilities would have been carried in the consolidated financial statements if the new guidance had been effective when Farmer Mac first met the conditions to be the primary beneficiary of the VIE.  If determining the carrying amounts was not practicable, the assets and liabilities of the VIE would be measured at fair value at the date the new standards first apply.  For the outstanding trusts consolidated effective January 1, 2010, Farmer Mac initially recorded the assets and liabilities on the consolidated balance sheets at their carrying amounts, adjusted, where applicable, for fair value option elections that had been made previously.  Accrued interest and allowance for losses also were recognized as appropriate.

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

For those trusts that Farmer Mac is the primary beneficiary, the assets and liabilities are presented on the consolidated balance sheets as "Loans held for investment in consolidated trusts" and "Debt securities of consolidated trusts held by third parties," respectively.  These assets can only be used to satisfy the obligations of the related trust.

For those trusts where Farmer Mac has a variable interest but has not been determined to be the primary beneficiary, Farmer Mac's interests are presented as either "Farmer Mac Guaranteed Securities" or "Investment securities" on the consolidated balance sheets.  Farmer Mac's involvement in consolidated VIEs classified as Farmer Mac Guaranteed Securities include securitization trusts under the Farmer Mac II program and trusts related to AgVantage securities.  In the case of Farmer Mac II trusts, Farmer Mac was not determined to be the primary beneficiary because it does not have the decision-making power over default mitigation activities.  For the AgVantage trusts, Farmer Mac currently does not have the power to direct the activities that have the most significant economic impact to the trust unless, as guarantor, there is a default by the issuer of the trust securities.  Should there be a default, Farmer Mac would reassess whether it is the primary beneficiary of those trusts.  For VIEs classified as investment securities, which include auction-rate certificates, asset-backed securities and GSE-guaranteed mortgage-backed securities, Farmer Mac was determined not to be the primary beneficiary because of the lack of voting rights or other powers to direct the activities of the trust.  As of December 31, 2011, the Farmer Mac Guaranteed Securities trusts and investment securities trusts have carrying amounts on the consolidated balance sheets totaling $66.6 million and $1.0 billion, respectively, and Farmer Mac's maximum exposure to loss, based on principal outstanding, was $65.4 million and $1.0 billion, respectively.  In addition, Farmer Mac has a variable interest in unconsolidated VIEs, which include a guarantee of timely payment of principal and interest, totaling $1.6 billion as of December 31, 2011. As of December 31, 2010, the Farmer Mac Guaranteed Securities trusts and investment securities trusts had carrying amounts on the consolidated balance sheets totaling $67.9 million and $0.7 billion, respectively, and Farmer Mac's maximum exposure to loss was $69.9 million and $0.7 billion, respectively.  In addition, Farmer Mac had a variable interest in unconsolidated VIEs, which include a guarantee of timely payment of principal and interest, totaling $3.3 billion as of December 31, 2010.

(r)  New Accounting Standards

Troubled Debt Restructurings

In January 2011, the FASB issued Accounting Standards Update ("ASU") 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (discussed below).  The effective date of the new disclosures about TDRs was delayed to coordinate the disclosures with the FASB project on determining what constitutes a troubled debt restructuring.  In April 2011, the FASB completed that project and issued ASU 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  ASU 2011-02 states that a troubled debt restructuring exists when a creditor concludes that both the restructuring constitutes a concession and the debtor is experiencing financial difficulties and clarifies the guidance on evaluating these criteria.  ASU 2011-02 was effective for the first interim or annual period beginning on or after June 15, 2011 and was applied retrospectively to the beginning of the annual period of adoption (i.e., for Farmer Mac, it was effective for third quarter 2011 reporting).  The TDR disclosures in ASU 2010-20 also were effective in third quarter 2011.  Adoption of these standards did not have a material impact on the Corporation's financial position, results of operations or cash flows.

Fair Value Measurement and Disclosure

On May 12, 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS), which provides converged guidance on how to measure fair value and on what disclosures to provide about fair value measurements. The new guidance is largely consistent with existing fair value measurement principles, but expands existing disclosure requirements for fair value measurement. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. Farmer Mac does not expect the adoption of the new accounting guidance to have a material effect on Farmer Mac's financial position, results of operations, cash flows or its fair value disclosures.

Comprehensive Income

On June 16, 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. On December 23, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards

Update No. 2011-05. ASU 2011-12 amends the new standard on comprehensive income to defer the requirement to measure and present reclassification adjustments from accumulated other comprehensive income to net income by income statement line item in net income and also in other comprehensive income. Both ASU 2011-05 and 2011-12 are effective for interim and annual periods beginning after December 15, 2011. Farmer Mac does not expect the adoption of the new accounting guidance on comprehensive income, as amended, will have a material effect on Farmer Mac's financial position, results of operations or cash flows.

Offsetting

On December 16, 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which creates new disclosure requirements designed to make financial statements prepared under U.S. GAAP more comparable to those prepared under IFRS. The new guidance requires entities to disclose net and gross information for certain derivative instruments and financial instruments and information about the impact of collateral on offsetting arrangements and other amounts subject to a master netting agreement that are not offset on the balance sheet. ASU 2011-11 is effective in first quarter 2013. Farmer Mac does not expect the adoption of the new guidance will have a material effect on Farmer Mac's financial position, results or operations or cash flows.

(s)  Reclassifications

Certain reclassifications of prior year information were made to conform to the 2011 presentation.

3.	RELATED PARTY TRANSACTIONS

Farmer Mac considers an entity to be a related party if (1) the entity holds at least five percent of a class of Farmer Mac voting common stock or (2) the institution has an affiliation with a Farmer Mac director and conducts material business with Farmer Mac. As provided by Farmer Mac's statutory charter, only banks, insurance companies and other financial institutions or similar entities may hold Farmer Mac's Class A voting common stock and only institutions of the FCS may hold Farmer Mac's Class B voting common stock.  Farmer Mac's statutory charter also provides that Class A stockholders elect five members of Farmer Mac's 15-member board of directors and that Class B stockholders elect five members of the board of directors.  Additionally, in order to participate in the Farmer Mac I program, a financial institution must own a requisite amount of Farmer Mac Class A or Class B voting common stock, based on the size and type of institution.  As a result of these requirements, Farmer Mac conducts business with related parties in the normal course of Farmer Mac's business. All related party transactions were conducted with terms and conditions comparable to those available to any other program participant not related to Farmer Mac.

Zions First National Bank:

The following transactions occurred between Farmer Mac and Zions First National Bank or its affiliates ("Zions"), which is the largest holder of Farmer Mac Class A voting common stock and a major holder of Class C non-voting common stock, during 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Unpaid Principal Balance:
Purchases:
Loans	$125,088	$176,288	$77,079
USDA-guaranteed portions	5,218	5,775	2,712
Sales of Farmer Mac Guaranteed Securities	—	5,695	27,797

The purchases of loans from Zions under the Farmer Mac I program represented approximately 25.2 percent, 46.1 percent and 39.5 percent of Farmer Mac I loan purchase volume for the years ended December 31, 2011, 2010 and 2009, respectively, and 4.5 percent, 11.4 percent, and 17.9 percent, respectively, of total Farmer Mac I purchases. The purchases of USDA-guaranteed portions from Zions under the Farmer Mac II program represented approximately 1.3 percent of that program's purchases for the years ended December 31, 2011 and 2010 and 0.8 percent for the year ended December 31, 2009. Of Farmer Mac's total outstanding book of business at December 31, 2011 and 2010, Zions represented 4.7 percent and 4.2 percent, respectively.

Farmer Mac or Zions received the applicable amounts shown below with respect to transactions between the two parties in 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Guarantee fees received by Farmer Mac	$940	$1,210	$1,393
Servicing fees received by Zions	1,870	1,678	1,585

Farmer Mac and Zions were parties to interest rate swap contracts having an aggregate outstanding notional principal amount of approximately $72.7 million and $85.0 million as of December 31, 2011 and 2010, respectively.  As of December 31, 2011 and 2010, Farmer Mac had net interest payable to Zions under those contracts of approximately $1.0 million and $1.4 million, respectively. Zions acted as dealer with respect to approximately $37.0 million, $220.9 million and $678.9 million par value of Farmer Mac discount notes during 2011, 2010 and 2009, respectively. The related commissions Farmer Mac paid to Zions for these services were immaterial.

AgFirst Farm Credit Bank:

Farmer Mac has a related party relationship with AgFirst Farm Credit Bank ("AgFirst"), resulting from a member of Farmer Mac's board of directors also being a member of AgFirst's board of directors through 2009 and AgFirst being a holder of approximately 16.8 percent of Farmer Mac Class B voting common stock. Amounts reported for 2010 and 2009 include certain transactions with agricultural credit associations affiliated with AgFirst that are not related parties.

AgFirst entered into $8.6 million, $116.2 million and $34.5 million of LTSPC transactions in 2011, 2010 and 2009, respectively, and the aggregate balance of LTSPCs outstanding as of December 31, 2011, 2010 and 2009 was $225.0 million, $387.9 million and $349.5 million, respectively. Farmer Mac received from AgFirst $1.0 million, $1.5 million and $1.6 million in commitment fees in 2011, 2010 and 2009, respectively, and had $0.1 million and $0.2 million of commitment fees receivable as of December 31, 2011 and 2010, respectively.

AgFirst owns certain securities backed by rural housing loans for which Farmer Mac is the second-loss guarantor for the last 10 percent.  As of December 31, 2011, 2010, and 2009, the outstanding balance of those securities owned by AgFirst was $231.4 million, $299.0 million, and $374.2 million, respectively.  Farmer Mac received guarantee fees of $0.4 million in 2011 and 2010 and $0.3 million for the year 2009, with respect to those securities.

Servicing fees Farmer Mac paid AgFirst for its work as a Farmer Mac central servicer and guarantee fees Farmer Mac earned on Farmer Mac I Guaranteed Securities held by AgFirst were immaterial in 2011, 2010 and 2009.

Farmer Mac also owned $83.0 million par value of AgFirst preferred stock as of December 31, 2010 and $88.0 million as of December 31, 2009. The AgFirst preferred stock was called in 2011.

AgStar Financial Services, ACA:

Farmer Mac had a related party relationship with AgStar Financial Services, ACA ("AgStar") during 2010 and 2009 resulting from a former member of Farmer Mac's board of directors being the President and Chief Executive Officer of AgStar. Effective in June 2010, AgStar was no longer a related party because the President and Chief Executive Officer of AgStar was no longer a member of Farmer Mac's board of directors. Amounts, where presented for 2010, represent activity for the entire year.

In 2010 and 2009, Farmer Mac paid AgStar $1.4 million and $1.6 million, respectively, in servicing fees for its work as a Farmer Mac central servicer.

Farmer Mac purchased from AgStar $0.1 million and $11.9 million related to defaulted loans pursuant to the terms of an LTSPC agreement in 2010 and 2009, respectively.

During 2010 and 2009, Farmer Mac sold Farmer Mac I Guaranteed Securities to AgStar in the amount of $2.9 million and $0.9 million, respectively. Those sales did not result in a gain or loss to Farmer Mac.

During 2010 and 2009, AgStar entered into $30.3 million and $14.7 million, respectively, of new LTSPCs. Farmer Mac received commitment fees of $1.1 million and $1.2 million, respectively, for the years ended December 31, 2010 and 2009. During 2010 and 2009, no existing LTSPCs were converted to Farmer Mac I Guaranteed Securities. The outstanding principal balance of previously converted securities as of December 31, 2009 was $449.2 million. Farmer Mac received $1.7 million and $2.0 million in guarantee fees on those securities during 2010 and 2009, respectively.

The National Rural Utilities Cooperative Financial Corporation:

Farmer Mac considers the National Rural Utilities Cooperative Financial Corporation ("CFC") a related party due to its ownership of approximately 7.9 percent of Class A voting common stock. The following transactions also occurred between Farmer Mac and CFC during 2011, 2010 and 2009:

Farmer Mac Loan Purchases and Guarantees
	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Rural Utilities:
Loans	$203,789	$313,028	$28,644
On-balance sheet Farmer Mac Guaranteed Securities	—	650,000	1,695,000
Off-balance sheet Farmer Mac Guaranteed Securities	2,796	2,924	16,009
Total purchases	$206,585	$965,952	$1,739,653

Those transactions with CFC represented 100 percent of Farmer Mac's loan purchase and guarantee volume under the Rural Utilities program for 2011, 2010 and 2009 and represented 6.1 percent, 32.5 percent and 69.2 percent of total purchases for 2011, 2010 and 2009, respectively. Of Farmer Mac's total outstanding book of business at December 31, 2011 and 2010, CFC represented 19.7 percent and 21.6 percent, respectively.   As of December 31, 2011 and for the year then ended, Farmer Mac had guarantee fees receivable of $1.1 million from CFC and earned guarantee fees of $5.4 million.  As of December 31, 2010 and for the year then ended, Farmer Mac had guarantee fees receivable of $1.2 million from CFC and earned guarantee fees of $6.0 million.  As of December 31, 2009 and for the year then ended, Farmer Mac had guarantee fees receivable of $1.7 million from CFC and earned guarantee fees of $6.0 million. Farmer Mac also had interest receivable of $8.2 million and $8.4 million as of December 31, 2011 and 2010, respectively, and earned interest income of $30.9 million, $32.7 million and $32.3 million during 2011, 2010, and 2009, respectively, related to its AgVantage transactions with CFC.

Farm Credit Bank of Texas:

Farmer Mac has a related party relationship with Farm Credit Bank of Texas resulting from the bank being a holder of approximately 7.7 percent of Farmer Mac Class B voting common stock. Amounts reported for 2010 and 2009 include certain transactions with agricultural credit associations affiliated with Farm Credit Bank of Texas that are not related parties. During 2011, Farmer Mac did not enter into any new LTSPCs. During 2010 and 2009, Farm Credit Bank of Texas entered into $26.4 million and $45.6 million, respectively, of new LTSPCs. Farmer Mac received from Farm Credit Bank of Texas commitment fees of $0.3 million, $1.7 million and $1.9 million, respectively, for the years ended December 31, 2011, 2010 and 2009. Commitment fees receivable were immaterial at December 31, 2011 and 2010. The aggregate amount of LTSPCs outstanding as of December 31, 2011 and 2010 was $96.7 million and $136.8 million, respectively. In 2011 and 2010, Farmer Mac paid Farm Credit Bank of Texas $0.8 million and $0.9 million, respectively, in servicing fees for its work as a Farmer Mac central servicer.

Farm Credit West:

Farmer Mac has a related party relationship with Farm Credit West, ACA, resulting from a member of Farmer Mac's board of directors also being an Executive Vice President of Farm Credit West. During 2011, 2010 and 2009, Farm Credit West entered into $2.1 million, $0.5 million and $16.7 million, respectively, of new LTSPCs. Farmer Mac received from Farm Credit West commitment fees of $0.3 million for each of the years ended December 31, 2011, 2010 and 2009. Commitment fees receivable were immaterial at December 31, 2011 and 2010. During 2003 and 2006, Farm Credit West, ACA converted $722.3 million and $129.0 million, respectively, of existing LTSPCs to Farmer Mac I Guaranteed Securities. The aggregate amount of LTSPCs outstanding as of December 31, 2011 and 2010 was $98.3 million and $99.5 million, respectively. The outstanding principal balance of the converted securities as of December 31, 2011 and 2010 was $498.1 million and $576.5 million, respectively. Farmer Mac understands that the current owner of those Farmer Mac Guaranteed Securities is U.S. AgBank, FCB. Farmer Mac received $2.3 million, $2.6 million and $3.0 million in guarantee fees on those securities during 2011, 2010 and 2009, respectively. In 2011, 2010 and 2009, Farmer Mac paid Farm Credit West $1.0 million, $1.9 million and $2.2 million, respectively, in servicing fees for its work as a Farmer Mac central servicer.

Other Related Party Transactions:

Farmer Mac purchased $29.7 million, $27.0 million and $4.7 million in loans from First Dakota Bank in 2011, 2010 and 2009, respectively, and $10.6 million, $4.6 million and $7.0 million in USDA-guaranteed securities from Bath State Bank in 2011, 2010 and 2009, respectively. Farmer Mac received immaterial guarantee fees from First Dakota Bank in the year ended December 31, 2011, compared to $0.2 million in each of the years ended December 31, 2010 and 2009. Farmer Mac received no guarantee fees from Bath State Bank in the year ended December 31, 2011, compared to $0.1 million for each of the years ended December 31, 2010 and 2009. Farm Credit of Western New York, ACA was a related party in 2009. The aggregate amount of LTSPCs Farmer Mac had outstanding with Farm Credit of Western New York as of December 31, 2009 was $35.5 million and Farmer Mac earned $0.2 million in commitment fees in 2009. These institutions had a related party relationship with Farmer Mac resulting from a member of Farmer Mac's board of directors being affiliated with the entity in some respect.

Farmer Mac owned $78.5 million par value of preferred stock and $70.0 million of subordinated debt issued by CoBank as of December 31, 2011 and 2010. Farmer Mac has a related party relationship with CoBank because CoBank is a major holder of Farmer Mac Class B voting common stock.

4.	INVESTMENT SECURITIES

The following tables present the amortized cost and fair values of Farmer Mac's investment securities as of December 31, 2011 and 2010:

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$74,100	$—	$(13,887)	$60,213
Floating rate asset-backed securities	178,443	219	(102)	178,560
Floating rate corporate debt securities	74,152	69	(388)	73,833
Fixed rate corporate debt securities	38,678	27	(6)	38,699
Floating rate Government/GSE guaranteed mortgage-backed securities	759,567	4,852	(381)	764,038
Fixed rate GSE guaranteed mortgage-backed securities	3,106	254	—	3,360
Floating rate GSE subordinated debt	70,000	—	(17,438)	52,562
Fixed rate commercial paper	9,999	1	—	10,000
Fixed rate GSE preferred stock	79,662	5,216	—	84,878
Floating rate senior agency debt	38,000	32	—	38,032
Fixed rate senior agency debt	79,255	19	(21)	79,253
Fixed rate U.S. Treasuries	798,966	304	(4)	799,266
Total available-for-sale	2,203,928	10,993	(32,227)	2,182,694
Trading:
Floating rate asset-backed securities	5,138	—	(3,342)	1,796
Total investment securities	$2,209,066	$10,993	$(35,569)	$2,184,490

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$74,100	$—	$(9,765)	$64,335
Floating rate asset-backed securities	29,437	24	(3)	29,458
Floating rate corporate debt securities	162,891	422	(125)	163,188
Floating rate Government/GSE guaranteed mortgage-backed securities	573,288	4,173	(681)	576,780
Fixed rate GSE guaranteed mortgage-backed securities	4,525	296	—	4,821
Floating rate GSE subordinated debt	70,000	—	(14,671)	55,329
Fixed rate GSE preferred stock	80,001	4,827	—	84,828
Fixed rate senior agency debt	5,500	—	—	5,500
Fixed rate U.S. Treasuries	692,808	232	(46)	692,994
Total available-for-sale	1,692,550	9,974	(25,291)	1,677,233
Trading:
Floating rate asset-backed securities	5,961	—	(4,561)	1,400
Fixed rate GSE preferred stock	83,813	883	—	84,696
Total trading	89,774	883	(4,561)	86,096
Total investment securities	$1,782,324	$10,857	$(29,852)	$1,763,329

Farmer Mac did not recognize in earnings any other-than-temporary impairment losses on available-for-sale investment securities during 2011 or 2010, compared to other-than-temporary impairment losses on available-for-sale investment securities of $2.7 million in 2009.

During 2011, Farmer Mac received proceeds of $447.9 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $0.3 million and gross realized losses of $10,000.  During 2010, Farmer Mac received proceeds of $106.3 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $0.5 million and gross realized losses of $0.2 million.  During 2009, Farmer Mac received proceeds of $306.5 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $4.6 million and gross realized losses of $1.2 million.

As of December 31, 2011, Farmer Mac's trading securities had a fair value of $1.8 million, which reflects an unrealized loss of $3.3 million.  As of December 31, 2010, Farmer Mac's trading securities had a fair value of $86.1 million, which reflects an unrealized gain of $0.9 million and an unrealized loss of $4.6 million. Trading securities decreased during 2011 due to the call of $83.0 million of GSE preferred stock in December 2011.

As of December 31, 2011 and 2010, unrealized losses on available-for-sale securities were as follows:

	December 31, 2011
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate corporate debt securities	$41,061	$(388)	$—	$—
Fixed rate corporate debt securities	18,189	(6)	—	—
Floating rate asset-backed securities	63,496	(102)	—	—
Floating rate auction-rate certificates backed by Government guaranteed student loans	—	—	60,213	(13,887)
Floating rate Government/GSE guaranteed mortgage-backed securities	235,454	(359)	17,409	(22)
Floating rate GSE subordinated debt	—	—	52,562	(17,438)
Fixed rate senior agency debt	44,976	(21)	—	—
Fixed rate U.S. Treasuries	50,160	(4)	—	—
Total	$453,336	$(880)	$130,184	$(31,347)

	December 31, 2010
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate corporate debt securities	$—	$—	$99,874	$(125)
Floating rate asset-backed securities	—	—	2,779	(3)
Floating rate auction-rate certificates backed by Government guaranteed student loans	—	—	64,335	(9,765)
Floating rate Government/GSE guaranteed mortgage-backed securities	159,294	(587)	4,138	(94)
Floating rate GSE subordinated debt	—	—	55,329	(14,671)
Fixed rate U.S. Treasuries	163,026	(46)	—	—
Total	$322,320	$(633)	$226,455	$(24,658)

The temporary unrealized losses presented above are principally due to a general widening of credit spreads from the dates of acquisition to December 31, 2011 and 2010, as applicable.  The resulting decreases in fair values reflect an increase in the perceived risk by the financial markets related to those securities. As of December 31, 2011, all of the investment securities in an unrealized loss position had credit ratings of at least "A" except one that was rated "A-" and two that were rated "BBB+".  As of December 31, 2010, all of the investment securities in an unrealized loss position had credit ratings of at least "A".  The unrealized losses were on 44 and 47 individual investment securities as of December 31, 2011 and 2010, respectively.

As of December 31, 2011, 10 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $31.3 million.  As of December 31, 2010, 29 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $24.7 million.  The unrealized losses on those securities are principally due to a general widening of credit spreads from the dates of acquisition.  Securities in unrealized loss positions 12 months or more have a fair value as of December 31, 2011 that is, on average, approximately 81 percent of their amortized cost basis.  Farmer Mac believes that all these unrealized losses are recoverable within a reasonable period of time by way of changes in credit spreads or maturity.  Accordingly, Farmer Mac has concluded that none of the unrealized losses on these available-for-sale investment securities represent other-than-temporary impairment as of December 31, 2011.  Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

Farmer Mac did not own any held-to-maturity investments as of December 31, 2011 and 2010.  As of December 31, 2011, Farmer Mac owned trading investment securities with an amortized cost of $5.1 million, a fair value of $1.8 million and a weighted average yield of 4.36 percent.  As of December 31, 2010, Farmer Mac owned trading investment securities with an amortized cost of $89.8 million, a fair value of $86.1 million and a weighted average yield of 8.12 percent.

The amortized cost, fair value and yield of investments by remaining contractual maturity for available-for-sale investment securities as of December 31, 2011 are set forth below.  Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

	Investment Securities Available-for-Sale as of December 31, 2011
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$931,569	$931,812	0.93%
Due after one year through five years	117,374	117,154	0.98%
Due after five years through ten years	426,586	428,512	1.16%
Due after ten years	728,399	705,216	2.14%
Total	$2,203,928	$2,182,694	1.37%

5.	FARMER MAC GUARANTEED SECURITIES AND USDA GUARANTEED SECURITIES

The following table sets forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Guaranteed Securities as of December 31, 2011 and 2010.

	December 31, 2011
	Available- for-Sale	Trading	Total
	(in thousands)
Farmer Mac I	$2,807,627	$—	$2,807,627
Farmer Mac II	35,599	—	35,599
Rural Utilities	1,446,046	—	1,446,046
Farmer Mac Guaranteed Securities	4,289,272	—	4,289,272
USDA Guaranteed Securities	1,279,546	212,359	1,491,905
Total	$5,568,818	$212,359	$5,781,177

Amortized cost	$5,431,203	$213,130	$5,644,333
Unrealized gains	139,214	1,804	141,018
Unrealized losses	(1,599)	(2,575)	(4,174)
Fair value	$5,568,818	$212,359	$5,781,177

	December 31, 2010
	Available- for-Sale	Trading	Total
	(in thousands)
Farmer Mac I	$942,809	$—	$942,809
Farmer Mac II	37,637	—	37,637
Rural Utilities	1,926,818	—	1,926,818
Farmer Mac Guaranteed Securities	2,907,264	—	2,907,264
USDA Guaranteed Securities	1,005,679	311,765	1,317,444
Total	$3,912,943	$311,765	$4,224,708

Amortized cost	$3,880,418	$315,655	$4,196,073
Unrealized gains	50,583	106	50,689
Unrealized losses	(18,058)	(3,996)	(22,054)
Fair value	$3,912,943	$311,765	$4,224,708

The temporary unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to December 31, 2011 and December 31, 2010, as applicable.  As of December 31, 2011 and 2010, the unrealized losses presented above are related to Farmer Mac I, Farmer Mac II Guaranteed Securities, which are USDA-guaranteed portions of loans backed by the full faith and credit of the United States, and USDA Guaranteed Securities.  None of the Farmer Mac I Guaranteed Securities has been in an unrealized loss position for greater than 12 months. Farmer Mac has concluded that none of the unrealized losses on its available-for-sale Farmer Mac Guaranteed Securities represents an other-than-temporary impairment as of December 31, 2011 and 2010.  Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

During 2011, 2010 and 2009, Farmer Mac realized no gains or losses from the sale of Farmer Mac

Guaranteed Securities and USDA Guaranteed Securities.

As of December 31, 2011, of the total on-balance sheet Farmer Mac Guaranteed Securities and USDA Guaranteed Securities maturing after one year, $4.0 billion are fixed rate or have floating rates that reset after one year.  As of December 31, 2010, of the total on-balance sheet Farmer Mac Guaranteed Securities and USDA Guaranteed Securities maturing after one year, $2.7 billion are fixed rate or have floating rates that reset after one year.

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

When particular criteria are met, such as the default of the borrower, Farmer Mac becomes entitled to purchase the defaulted loans underlying Farmer Mac Guaranteed Securities (commonly referred to as "removal-of-account" provisions).  In accordance with the terms of all LTSPCs, Farmer Mac acquires loans that are either 90 days or 120 days (depending on the provisions of the applicable agreement) delinquent upon the request of the counterparty. Farmer Mac records all such defaulted loans at their unpaid principal balance during the period in which Farmer Mac becomes entitled to purchase the loans and therefore regains effective control over the transferred loans.  Subsequent to the purchase, such defaulted loans are treated as nonaccrual loans and, therefore, interest is accounted for on the cash basis.  Any decreases in expected cash flows are recognized as impairment.

The following tables present information related to Farmer Mac's acquisition of defaulted loans for the years ended December 31, 2011, 2010 and 2009 and the outstanding balances and carrying amounts of all such loans as of December 31, 2011, 2010 and 2009, respectively:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Unpaid principal balance at acquisition date	$21,663	$6,082	$21,269
Contractually required payments receivable	21,715	6,200	21,278
Impairment recognized subsequent to acquisition	3,845	1,736	8,492
Recovery/release of allowance for defaulted loans	714	3,005	—

	As of December 31,
	2011	2010	2009
	(in thousands)
Outstanding balance	$35,773	$34,473	$50,409
Carrying amount	29,461	30,365	29,994

Net credit losses and 90-day delinquencies as of and for the periods indicated for loans held and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs are presented in the table below.  Information is not presented for loans underlying AgVantage securities, USDA Guaranteed Securities, Farmer Mac II Guaranteed Securities, or rural utilities loans or underlying Farmer Mac Guaranteed Securities – Rural Utilities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  As of December 31, 2011, there were no probable losses inherent in Farmer Mac's AgVantage securities due to the credit quality of the obligors, as well as the underlying collateral.  To date, Farmer Mac has not experienced any credit losses on any Farmer Mac I AgVantage securities. The USDA-guaranteed portions presented as USDA Guaranteed Securities, as well as those that collateralize Farmer Mac II Guaranteed Securities, are guaranteed by the USDA. Each USDA guarantee is an obligation backed by the full faith and credit of the United States. As of December 31, 2011, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any USDA Guaranteed Securities or Farmer Mac II Guaranteed Securities. As of December 31, 2011, there were no delinquencies and no probable losses inherent in the Farmer Mac's rural utilities loans held or in any Farmer Mac Guaranteed Securities – Rural Utilities.  As of December 31, 2011, Farmer Mac has not experienced any credit losses on any of those loans or securities.

	90-Day Delinquencies (1)		Net Credit Losses
	As of December 31,		For the Year Ended December 31,
	2011	2010	2011	2010	2009
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$33,243	$37,665	$200	$555	$7,490
Total on-balance sheet	$33,243	$37,665	$200	$555	$7,490
Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$7,379	$32,583	$—	$—	$—
Total off-balance sheet	$7,379	$32,583	$—	$—	$—
Total	$40,622	$70,248	$200	$555	$7,490

(1)
Includes loans and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, restructured after delinquency, and in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

Of the $33.2 million and $37.7 million of on-balance sheet loans reported as 90 days delinquent as of December 31, 2011 and 2010, respectively, $5.6 million and $7.9 million are loans subject to "removal-of-account" provisions.

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

Credit Risk:

Credit risk is the risk that a counterparty will fail to perform according to the terms of a financial contract in which Farmer Mac has an unrealized gain.  Credit losses could occur in the event of non-performance by counterparties to the financial derivative contracts.  Farmer Mac mitigates this counterparty credit risk by contracting only with counterparties that have investment grade credit ratings (i.e., at least BBB), establishing and maintaining collateral requirements based upon credit ratings and entering into netting agreements.  Netting agreements provide for the calculation of the net amount of all receivables and payables under all transactions covered by the netting agreement between Farmer Mac and a single counterparty.  Farmer Mac's exposure to credit risk related to its financial derivatives is represented by those counterparties for which Farmer Mac has a net receivable, including the effect of any netting arrangements.  As of December 31, 2011 and 2010, Farmer Mac's credit exposure to interest rate swap counterparties, excluding netting arrangements, was $46.6 million and $48.0 million, respectively; however, including netting arrangements, Farmer Mac's credit exposure was $4.6 million and $12.4 million as of December 31, 2011 and 2010, respectively.  As of December 31, 2011 and 2010, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

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

The following tables summarize information related to Farmer Mac's financial derivatives as of December 31, 2011 and 2010:

	December 31, 2011
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Interest rate swaps:
Pay fixed non-callable	$1,906,123	$—	$(157,520)	3.65%	0.46%	4.48
Receive fixed non-callable	4,212,713	41,006	(1,302)	0.41%	0.96%	0.97
Basis swaps	457,694	—	(2,137)	0.80%	0.38%	1.30
Credit default swaps	10,000	17	—	1.00%	—	0.72
Credit valuation adjustment	—	(773)	935
Total financial derivatives	$6,586,530	$40,250	$(160,024)

	December 31, 2010
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Interest rate swaps:
Pay fixed callable	$13,144	$—	$(69)	5.11%	0.29%		7.12
Pay fixed non-callable	1,275,108	2,814	(108,503)	4.69%	0.30%		3.93
Receive fixed non-callable	2,874,534	39,551	(1,828)	0.44%	1.40%		1.70
Basis swaps	254,991	52	(3,411)	1.34%	0.38%		1.71
Credit default swaps	30,000	—	(216)	1.00%	—		1.05
Agency forwards	37,336	—	(174)			101.03
Treasury futures	1,300	—	(6)			119.95
Credit valuation adjustment	—	(925)	520
Total financial derivatives	$4,486,413	$41,492	$(113,687)

In the normal course of business, collateral requirements contained in Farmer Mac's derivative contracts are enforced by Farmer Mac and its counterparties.  Upon enforcement of the collateral requirements, the amount of collateral posted is typically based on the net fair value of all derivative contracts with the counterparty, i.e., derivative assets net of derivative liabilities at the counterparty level.  If Farmer Mac were to be in violation of certain provisions of the derivative contracts, the related counterparty could request payment or full collateralization on the derivative contracts.  As of December 31, 2011, the fair value of Farmer Mac's derivatives in a net liability position at the counterparty level, which includes accrued interest but excludes any adjustment for nonperformance risk, was $140.5 million.  As of December 31, 2011, Farmer Mac posted cash of $12.8 million and investment securities that the counterparty does not have the ability to sell or repledge with a fair value of $26.1 million as collateral for its derivatives in net liability positions.  Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets.  The investment securities posted as collateral are included in the investment securities balances on the consolidated balance sheets. If Farmer Mac had breached certain provisions of the derivative contracts as of December 31, 2011, it could have been required to settle its obligations under the agreements or post additional collateral of $101.7 million.

The following table summarizes the effects of Farmer Mac's financial derivatives on the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009:

	(Losses)/Gains on Financial Derivatives
	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Interest rate swaps	$(86,402)	$(13,071)	$24,377
Agency forwards	(5,710)	(3,246)	(2,359)
Treasury futures	(513)	(465)	(71)
Credit default swaps	(20)	(307)	(416)
Subtotal	(92,645)	(17,089)	21,531
Amortization of derivatives transition adjustment	—	(70)	(234)
Total	$(92,645)	$(17,159)	$21,297

As of December 31, 2010, Farmer Mac had reclassified all of the net after-tax unrealized gains and losses on financial derivatives included in accumulated other comprehensive income related to the financial derivatives transition adjustment into earnings.

As of December 31, 2011, Farmer Mac had outstanding basis swaps with Zions First National Bank, a related party, with a total notional amount of $72.7 million and a fair value of $(1.3) million, compared to $85.0 million and $(3.4) million, respectively as of December 31, 2010.  Under the terms of those basis swaps, Farmer Mac pays Constant Maturity Treasury-based rates and receives LIBOR.  Those swaps hedge most of the interest rate basis risk related to loans Farmer Mac purchases that pay a Constant Maturity Treasury based-rate and the discount notes Farmer Mac issues to fund the loan purchases.  The pricing of discount notes is closely correlated to LIBOR rates.  Accordingly, Farmer Mac recorded unrealized gains on those outstanding basis swaps of $2.1 million, $0.3 million and $0.1 million for 2011, 2010 and 2009, respectively.  See Note 3 for additional information on these related party transactions.

7.	NOTES PAYABLE

Farmer Mac's borrowings consist of discount notes and medium-term notes, both of which are unsecured general obligations of the Corporation.  Discount notes generally have original maturities of one year or less, whereas medium-term notes generally have maturities of six months to 15 years.

The following table sets forth information related to Farmer Mac's borrowings as of December 31, 2011 and 2010:

	December 31, 2011
	Outstanding as of December 31		Average Outstanding During the Year
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Due within one year:
Discount notes	$5,129,978	0.14%	$4,102,109	0.22%
Medium-term notes	45,000	0.17%	130,009	0.30%
Current portion of long-term notes	912,901	1.40%
	$6,087,879	0.33%
Due after one year:
Medium-term notes due in:
2013	$937,690	1.11%
2014	1,277,938	3.09%
2015	632,905	2.21%
2016	760,772	2.10%
Thereafter	495,577	3.84%
	4,104,882	2.41%
Total	$10,192,761	1.17%

	December 31, 2010
	Outstanding as of December 31		Average Outstanding During the Year
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Due within one year:
Discount notes	$3,810,232	0.23%	$2,426,090	0.26%
Medium-term notes	259,996	0.33%	685,374	0.50%
Current portion of long-term notes	439,191	1.21%
	$4,509,419	0.33%
Due after one year:
Medium-term notes due in:
2012	$652,731	1.81%
2013	582,120	1.66%
2014	984,090	3.69%
2015	892,643	2.35%
Thereafter	319,072	4.11%
	3,430,656	2.68%
Total	$7,940,075	1.35%

The maximum amount of Farmer Mac's discount notes outstanding at any month end during each of the years ended December 31, 2011 and 2010 was $5.1 billion and $3.8 billion, respectively.

Callable medium-term notes give Farmer Mac the option to redeem the debt at par value on a specified call date or at any time on or after a specified call date.  The following table summarizes by maturity date, the amounts and costs for Farmer Mac debt callable in 2012 as of December 31, 2011:

Debt Callable in 2012 as of December 31, 2011
Maturity	Amount	Rate
(dollars in thousands)
2013	$39,000	0.66%
2014	98,000	1.18%
2015	52,000	1.48%
2016	112,000	2.36%
Thereafter	204,000	3.45%
	$505,000	2.35%

The following schedule summarizes the earliest interest rate reset date of total borrowings outstanding as of December 31, 2011, including callable and non-callable medium-term notes, assuming callable notes are redeemed at the initial call date:

	Earliest Interest Rate Reset Date of Borrowings Outstanding
	Amount	Weighted-Average Rate
	(dollars in thousands)
Debt with interest
rate resets in:
2012	$6,781,826	0.48%
2013	708,737	1.33%
2014	1,180,061	3.25%
2015	580,990	2.28%
2016	648,970	2.06%
Thereafter	292,177	4.10%
Total	$10,192,761	1.17%

During 2011 and 2010, Farmer Mac called $0.7 billion and $0.8 billion of callable medium-term notes, respectively.

Authority to Borrow from the U.S. Treasury

Farmer Mac's statutory charter authorizes it to borrow up to $1.5 billion from the U.S. Treasury, if necessary, to fulfill its obligations under any guarantee.  The debt would bear interest at a rate determined by the U.S. Treasury based on the then current cost of funds to the United States.  The charter requires the debt to be repaid within a reasonable time.  As of December 31, 2011, Farmer Mac had not utilized this borrowing authority and does not expect to utilize this borrowing authority in the near future.

Gains and Losses on the Repurchase of Outstanding Debt

Farmer Mac did not repurchase any of its outstanding debt in 2011, 2010 or 2009.

8.	ALLOWANCE FOR LOSSES AND CONCENTRATIONS OF CREDIT RISK

Allowance for Losses

Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held and loans underlying LTSPCs and Farmer Mac Guaranteed Securities.  As of December 31, 2011 and 2010 Farmer Mac recorded specific allowances for losses of $7.3 million and $7.4 million, respectively.  No allowance for losses has been provided for the Farmer Mac II and Rural Utilities programs and Farmer Mac I AgVantage securities as of December 31, 2011 or 2010.  See Note 2(j), Note 5 and Note 12 for more information about Farmer Mac Guaranteed Securities.  Farmer Mac's allowance for losses is presented in two components on its consolidated balance sheets:

•	an "Allowance for loan losses" on loans held; and

•	an allowance for losses on loans underlying LTSPCs and Farmer Mac Guaranteed Securities, which is presented as "Reserve for losses" on the consolidated balance sheets.

The following is a summary of the changes in the allowance for losses for each year in the three-year period ended December 31, 2011:

	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Balance as of January 1, 2009	$10,929	$5,506	$16,435
Provision for losses	2,853	2,389	5,242
Charge-offs	(8,491)	—	(8,491)
Recoveries	1,001	—	1,001
Balance as of December 31, 2009	$6,292	$7,895	$14,187
Provision for losses	1,893	2,417	4,310
Charge-offs	(605)	—	(605)
Recoveries	2,223	—	2,223
Balance as of December 31, 2010	$9,803	$10,312	$20,115
Provision for/(release of) losses	610	(2,957)	(2,347)
Charge-offs	(252)	—	(252)
Balance as of December 31, 2011	$10,161	$7,355	$17,516

During 2011, Farmer Mac recorded provisions to its allowance for loan losses of $0.6 million and releases from its reserve for losses of $3.0 million. In 2011, Farmer Mac purchased two defaulted loans pursuant to the terms of an LTSPC agreement. This resulted in the reclassification of $1.8 million of specific allowance, which had been recorded in 2010, from the reserve for losses to allowance for loan losses. The provision for/(release of) losses for 2011 reflects this reclassification as well as the decline in the estimated probable losses related to Farmer Mac's exposure to the ethanol and dairy industries. Farmer Mac also recorded charge-offs of $0.3 million to its allowance for loan losses during 2011.

During 2010, Farmer Mac recorded provisions to its allowance for loan losses and its reserve for losses of $1.9 million and $2.4 million, respectively. These amounts include the reclassification of $2.0 million from the reserve for losses to the allowance for loan losses upon adoption of new consolidation guidance in first quarter 2010. Farmer Mac also recorded charge-offs of $0.6 million and recoveries of $2.2 million to its allowance for loan losses during 2010.

During 2009, Farmer Mac recorded provisions to its allowance for loan losses and its reserve for losses of $2.9 million and $2.4 million, respectively. Farmer Mac also recorded charge-offs of $8.5 million and recoveries of $1.0 million to its allowance for loan losses during 2009.

The following table presents Farmer Mac's reserve for losses for off-balance sheet Farmer Mac I Guaranteed Securities and LTSPCs as of December 31, 2011 and 2010:

	As of December 31,
	2011	2010
	(in thousands)
Off-balance sheet Farmer Mac I Guaranteed Securities	$364	$635
LTSPCs	6,991	9,677
Total reserve for losses	$7,355	$10,312

The following tables present the ending balances of loans held and loans underlying LTSPCs and Farmer Mac Guaranteed Securities and the related allowance for losses by impairment method and commodity type as of December 31, 2011 and 2010:

	As of December 31, 2011
	Crops	Permanent Plantings	Livestock	Part-time Farm	AgStorage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Ending Balance
Evaluated collectively for impairment	$1,835,439	$796,100	$1,213,227	$232,607	$167,850	$15,914	$4,261,137
Evaluated individually for impairment	29,520	28,245	10,884	12,513	5,842	1,022	88,026
	$1,864,959	$824,345	$1,224,111	$245,120	$173,692	$16,936	$4,349,163
Allowance for Losses
Evaluated collectively for impairment	$1,723	$1,290	$172	$775	$6,256	$4	$10,220
Evaluated individually for impairment	2,410	2,075	513	448	1,850	—	7,296
	$4,133	$3,365	$685	$1,223	$8,106	$4	$17,516

For the Year Ended:
Beginning Balance	$3,572	$3,537	$2,749	$445	$9,797	$15	$20,115
Provision for/(release of) losses	737	(165)	(2,000)	783	(1,691)	(11)	(2,347)
Charge-offs	(176)	(7)	(64)	(5)	—	—	(252)
Ending Balance	$4,133	$3,365	$685	$1,223	$8,106	$4	$17,516

	As of December 31, 2010
	Crops	Permanent Plantings	Livestock	Part-time Farm	AgStorage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Ending Balance
Evaluated collectively for impairment	$1,699,477	$835,254	$1,130,466	$282,400	$239,933	$22,514	$4,210,044
Evaluated individually for impairment	31,903	30,221	15,992	8,745	6,790	425	94,076
	$1,731,380	$865,475	$1,146,458	$291,145	$246,723	$22,939	$4,304,120
Allowance for Losses
Evaluated collectively for impairment	$1,499	$783	$2,236	$222	$7,947	$13	$12,700
Evaluated individually for impairment	2,073	2,754	513	223	1,850	2	7,415
	$3,572	$3,537	$2,749	$445	$9,797	$15	$20,115

Farmer Mac recognized interest income of approximately $2.5 million, $2.1 million and $2.6 million on impaired loans during the years ended December 31, 2011, 2010 and 2009, respectively.  During 2011, 2010 and 2009, Farmer Mac's average investment in impaired loans was $90.4 million, $105.8 million and $140.5 million, respectively.

The following tables present by commodity type the unpaid principal balances, recorded investment and specific allowance for losses related to impaired loans and the recorded investment in loans on nonaccrual status as of December 31, 2011 and 2010 and the average recorded investment and interest income recognized on impaired loans for the year ended December 31, 2011:

	As of December 31, 2011
	Crops	Permanent Plantings	Livestock	Part-time Farm	AgStorage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$6,809	$10,083	$3,248	$3,241	$—	$914	$24,295
Unpaid principal balance	7,446	9,957	4,088	3,298	—	902	25,691
With a specific allowance:
Recorded investment	23,009	18,668	7,036	9,392	5,842	121	64,068
Unpaid principal balance	22,074	18,288	6,796	9,215	5,842	120	62,335
Associated allowance	2,410	2,075	513	448	1,850	—	7,296
Total:
Recorded investment	29,818	28,751	10,284	12,633	5,842	1,035	88,363
Unpaid principal balance	29,520	28,245	10,884	12,513	5,842	1,022	88,026
Associated allowance	2,410	2,075	513	448	1,850	—	7,296
For the Year Ended:
Average recorded investment in impaired loans	$30,400	$29,806	$12,732	$10,329	$6,319	$824	$90,410
Income recognized on impaired loans	549	1,009	426	185	377	—	2,546
Recorded Investment of Loans on Nonaccrual Status:	$9,214	$25,710	$3,483	$6,931	$—	$—	$45,338

	As of December 31, 2010
	Crops	Permanent Plantings	Livestock	Part-time Farm	AgStorage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$16,015	$10,549	$6,873	$1,050	$—	$—	$34,487
Unpaid principal balance	17,274	10,895	7,087	1,072	—	—	36,328
With a specific allowance:
Recorded investment	15,414	18,949	9,052	7,788	6,839	430	58,472
Unpaid principal balance	14,630	19,326	8,905	7,672	6,790	425	57,748
Associated allowance	2,073	2,754	513	223	1,850	2	7,415
Total:
Recorded investment	31,429	29,498	15,925	8,838	6,839	430	92,959
Unpaid principal balance	31,904	30,221	15,992	8,744	6,790	425	94,076
Associated allowance	2,073	2,754	513	223	1,850	2	7,415
Recorded Investment of Loans on Nonaccrual Status:	$13,828	$8,793	$3,267	$4,380	$8,796	$—	$39,064

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

During 2011, Farmer Mac purchased 20 defaulted loans having an unpaid principal balance of $21.7 million from pools underlying Farmer Mac I Guaranteed Securities and LTSPCs.  During 2010, Farmer Mac purchased 22 defaulted loans having an unpaid principal balance of $6.1 million from pools underlying Farmer Mac I Guaranteed Securities and LTSPCs.  The following table presents Farmer Mac's purchases of defaulted loans underlying Farmer Mac I Guaranteed Securities and LTSPCs:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Defaulted loans purchased underlying off-balance sheet Farmer Mac I Guaranteed Securities	$7,471	$3,456	$1,157
Defaulted loans underlying on-balance sheet Farmer Mac I Guaranteed Securities	—	—	2,216
Defaulted loans purchased underlying LTSPCs	14,192	2,626	17,896
Total	$21,663	$6,082	$21,269
Credit Quality Indicators

The following tables present credit quality indicators related to loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) as of December 31, 2011 and 2010 .  Farmer Mac uses 90-day delinquency information to evaluate its credit risk exposure on these program assets because historically it has been the best measure of borrower credit quality deterioration.  Most of the loans held and underlying LTSPCs and Farmer Mac I Guaranteed Securities have annual (January 1) or semi-annual (January 1 and July 1) payment dates and are supported by less frequent and less predictable revenue sources, such as the cash flows generated from the maturation of crops, sales of livestock and government farm support programs.  Taking into account the reduced frequency of payment due dates and revenue sources, Farmer Mac considers the 90-day delinquency point to be the most significant observation point when evaluating its credit risk exposure.

	As of December 31, 2011
	Crops	Permanent Plantings	Livestock	Part-time Farm	AgStorage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade (1)
Grade:
Acceptable	$1,769,768	$748,558	$1,097,184	$215,525	$96,532	$15,158	$3,942,725
Other assets especially mentioned ("OAEM") (2)	60,076	20,442	74,959	7,103	45,673	641	208,894
Substandard (2)	35,115	55,345	51,968	22,492	31,487	1,137	197,544
Total	$1,864,959	$824,345	$1,224,111	$245,120	$173,692	$16,936	$4,349,163

Commodity analysis of past due loans (1)
Greater than 90 days	$11,605	$19,228	$2,475	$7,315	$—	$—	$40,623
In bankruptcy and REO	7,132	4,799	2,987	1,150	—	—	16,068
Total non-performing	$18,737	$24,027	$5,462	$8,465	$—	$—	$56,691

(1)
Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.  Amounts include real estate owned, at lower of cost or fair value less estimated selling costs, of $3.1 million.

(2)
Assets in the OAEM category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.  Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of December 31, 2010
	Crops	Permanent Plantings	Livestock	Part-time Farm	AgStorage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade (1)
Grade:
Acceptable	$1,625,995	$792,061	$993,542	$268,111	$116,248	$20,321	$3,816,278
Other assets especially mentioned ("OAEM") (2)	59,768	17,112	86,500	9,652	76,947	639	250,618
Substandard (2)	45,617	56,302	66,416	13,382	53,528	1,979	237,224
Total	$1,731,380	$865,475	$1,146,458	$291,145	$246,723	$22,939	$4,304,120

Commodity analysis of past due loans (1)
Greater than 90 days	$21,423	$26,312	$7,177	$3,803	$10,892	$641	$70,248
In bankruptcy and REO	4,886	3,712	1,395	1,537	—	—	11,530
Total non-performing	$26,309	$30,024	$8,572	$5,340	$10,892	$641	$81,778

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

Concentrations of Credit Risk

The following table sets forth the geographic and commodity/collateral diversification, as well as the range of original loan-to-value ratios, for all loans held and loans underlying Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs as of December 31, 2011 and 2010:

	As of December 31,
	2011	2010
	(in thousands)
By commodity/collateral type:
Crops	$1,864,959	$1,731,380
Permanent plantings	824,345	865,475
Livestock	1,224,111	1,146,458
Part-time farm	245,120	291,145
AgStorage and processing (including ethanol facilities)	173,692	246,723
Other	16,936	22,939
Total	$4,349,163	$4,304,120
By geographic region (1):
Northwest	$761,078	$660,845
Southwest	1,597,369	1,626,398
Mid-North	857,659	934,879
Mid-South	484,176	521,294
Northeast	294,854	317,715
Southeast	354,027	242,989
Total	$4,349,163	$4,304,120
By original loan-to-value ratio:
0.00% to 40.00%	$1,104,617	$1,030,580
40.01% to 50.00%	769,618	770,744
50.01% to 60.00%	1,225,939	1,246,675
60.01% to 70.00%	1,062,061	1,056,132
70.01% to 80.00%	135,985	155,363
80.01% to 90.00%	50,943	44,626
Total	$4,349,163	$4,304,120

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

During 2009 through 2011, Farmer Mac paid a quarterly dividend of $0.05 per share on all classes of the Corporation's common stock.  On February 2, 2012, Farmer Mac's board of directors declared a quarterly dividend of $0.10 per share on the Corporation's common stock payable on March 31, 2012.  Farmer Mac's ability to declare and pay a dividend could be restricted if it failed to comply with regulatory capital requirements.

Preferred Stock

Farmer Mac has had three series of preferred stock outstanding.  The first, Series A, was repurchased and retired on December 15, 2008.  The second, Series B, was repurchased and retired on January 25, 2010. Farmer Mac recognized a loss on the retirement of that preferred stock of $5.8 million.

Series C Preferred Stock has a par value of $1,000 per share, an initial liquidation preference of $1,000 per share and shall consist of up to 100,000 shares.  Series C Preferred Stock ranks senior to Farmer Mac's outstanding Class A voting common stock, Class B voting common stock, Class C non-voting common stock and any other common stock of Farmer Mac issued in the future.

Dividends on Series C Preferred Stock compound quarterly at an annual rate of 5.0 percent of the then-applicable liquidation preference per share.  The annual rate will increase to (1) 7.0 percent on the January 1 following the fifth anniversary of the applicable issue date and (2) 9.0 percent on the January 1 following the tenth anniversary of the applicable issue date.  Dividends on Series C Preferred Stock will accrue and cumulate from the applicable issue date whether or not declared by the board of directors and will be payable quarterly in arrears out of legally available funds when and as declared by the board of directors on each dividend payment date—March 31, June 30, September 30 and December 31 of each year.  Farmer Mac may pay dividends on Series C Preferred Stock without paying dividends on any outstanding class or series of stock that ranks junior to Series C Preferred Stock.

Farmer Mac has the right, but not the obligation, to redeem some or all of the issued and outstanding shares of Series C Preferred Stock at a price equal to the then-applicable liquidation preference beginning on the first anniversary of the applicable issue date and on each subsequent dividend payment date.  Farmer Mac's redemption right with respect to Series C Preferred Stock is subject to receipt of the prior written approval of FCA, if required.

Farmer Mac did not sell any shares of Series C Preferred Stock in 2011 or 2010.  This was due to the

elimination of the requirement for business partners to purchase an equity interest in Farmer Mac in the fourth quarter of 2009.  Farmer Mac had 57,578 shares of Series C Preferred Stock outstanding as of December 31, 2011 and 2010, all held by CFC, a related party.

Non-Controlling Interest in Farmer Mac II LLC

On January 25, 2010, Farmer Mac completed a private offering of $250.0 million of securities issued by a newly formed Delaware statutory trust.  The trust securities represent undivided beneficial ownership interests in 250,000 shares of non-cumulative perpetual preferred stock (the "Farmer Mac II LLC Preferred Stock") of Farmer Mac's subsidiary, Farmer Mac II LLC, a Delaware limited liability company.  The Farmer Mac II LLC Preferred Stock has a liquidation preference of $1,000 per share.

Dividends on the Farmer Mac II LLC Preferred Stock will be payable if, when and as declared by Farmer Mac II LLC's board of directors, quarterly, on a non-cumulative basis, on March 30, June 30, September 30, and December 30 of each year.  For each quarterly period from the date of issuance to but excluding the payment date occurring on March 30, 2015, the dividend rate on the Farmer Mac II LLC Preferred Stock will be 8.875 percent per annum.  For each quarterly period from March 30, 2015 to but excluding the payment date occurring on March 30, 2020, the dividend rate on the Farmer Mac II LLC Preferred Stock will be 10.875 percent per annum.  For each quarterly period beginning on March 30, 2020, the dividend rate on the Farmer Mac II LLC Preferred Stock will be an annual rate equal to three-month LIBOR plus 8.211 percent.  Dividends on the Farmer Mac II LLC Preferred Stock are non-cumulative, so dividends that are not declared for a payment date will not accrue.  The Farmer Mac II LLC Preferred Stock is permanent equity of Farmer Mac II LLC and is presented as "Non-controlling interest – preferred stock" within permanent equity on the consolidated balance sheets of Farmer Mac.  Farmer Mac II LLC incurred $8.1 million of direct costs related to the issuance of the Farmer Mac II LLC Preferred Stock, which reduced the amount of non-controlling interest – preferred stock.  The accrual of declared dividends is presented as "Net income attributable to non-controlling interest – preferred stock dividends" on the consolidated statements of operations on a pre-tax basis.  The consolidated tax benefit is included in income tax expense.

Farmer Mac used part of the proceeds from the sale of $250.0 million of the Farmer Mac II LLC Preferred Stock to repurchase and retire the outstanding Series B Preferred Stock.

Equity-based Incentive Compensation Plans

Farmer Mac's 2008 Omnibus Incentive Compensation Plan authorizes the grants of restricted stock, stock options and SARs, among other alternative forms of equity-based compensation, to directors, officers and other employees.  SARs awarded to officers and employees vest annually in thirds and SARs awarded to directors vest fully after approximately one year.  If not exercised or terminated earlier due to the termination of employment or service on the Board, SARs granted to officers or employees expire after 10 years and those granted to directors expire after 7 years.  For all SARs granted, the exercise price is equal to the closing price of the Class C non-voting common stock on the date of grant.  SARs granted during 2011 have exercise prices ranging from $18.14 to $18.77 per share, SARs granted during 2010 have exercise prices ranging from $10.43 to $12.20 per share and SARS granted during 2009 have exercise prices ranging from $5.93 to $7.78 per share.  During 2011, 2010 and 2009, restricted stock awards were granted to directors with a vesting period of one year, and restricted stock awards were granted to officers vesting in three years provided certain performance targets are met.

The following tables summarize stock options, SARs and non-vested restricted stock activity for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011		2010		2009
	Stock Options and SARs	Weighted- Average Exercise Price	Stock Options and SARs	Weighted- Average Exercise Price	Stock Options and SARs	Weighted- Average Exercise Price
Outstanding, beginning of year	1,924,133	$21.16	1,799,465	$22.68	2,237,711	$25.54
Granted	146,000	18.63	302,000	11.88	210,000	6.33
Exercised	(32,001)	6.99	(26,998)	11.96	—	—
Canceled	(711,066)	25.83	(150,334)	22.34	(648,246)	27.27
Outstanding, end of year	1,327,066	$18.72	1,924,133	$21.16	1,799,465	$22.68
Exercisable at end of year	914,743	$21.12	1,434,544	$24.59	1,398,262	$25.17

	For the Year Ended December 31,
	2011		2010		2009
	Non-vested Restricted Stock	Weighted- Average Grant Date Fair Value	Non-vested Restricted Stock	Weighted- Average Grant Date Fair Value	Non-vested Restricted Stock	Weighted- Average Grant Date Fair Value
Outstanding, beginning of year	182,609	$9.63	200,548	$5.93	—	$—
Granted	73,060	18.77	115,807	12.21	200,548	5.93
Canceled	(2,003)	18.77	(11,599)	8.15	—	—
Vested and issued	(57,590)	12.33	(122,147)	6.14	—	—
Outstanding, end of year	196,076	$12.15	182,609	$9.63	200,548	$5.93

The cancellations of stock options, SARs and non-vested restricted stock during 2011, 2010 and 2009 were due either to unvested awards terminating in accordance with the provisions of the applicable stock option plans upon directors' or employees' departures from Farmer Mac, by voluntary forfeiture, or vested awards terminating unexercised on their expiration date.

Farmer Mac receives cash when stock options are exercised. Cash is not received from exercises of SARs or the vesting and issuance of restricted stock. There were no exercises of stock options in 2011 or 2009. Farmer Mac received $0.2 million from the exercise of stock options during 2010.  During 2011 and 2010, the reduction of income taxes payable as a result of the deduction for the exercise of stock options and SARs and the vesting or accelerated tax elections of restricted stock was $0.5 million and $0.8 million, respectively.

During 2011 and 2010, Farmer Mac recorded reductions to additional paid-in capital of $0.2 million and $0.2 million, related to stock-based compensation awards.

During 2011, pursuant to Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued 1,283 shares of Class C non-voting common stock with a fair value of $24,000 to the four directors who elected to receive such stock in lieu of their cash retainers.  During 2010, Farmer Mac issued 4,417 shares of Class C non-voting common stock with a fair value of $44,000 to the seven directors who elected to receive such stock in lieu of their cash retainers.  During 2009, Farmer Mac issued 9,566 shares of Class C non-voting common stock with a fair value of $41,000 to the five directors who elected to receive such stock in lieu of their cash retainers.  Fair values are determined based on the closing price of the Class C non-voting common stock as of each quarter end date.

The following tables summarize information regarding stock options, SARs and non-vested restricted stock outstanding as of December 31, 2011:

	Outstanding		Exercisable		Vested or Expected to Vest
Range of Exercise Prices	Stock Options and SARs	Weighted- Average Remaining Contractual Life	Stock Options and SARs	Weighted- Average Remaining Contractual Life	Stock Options and SARs	Weighted- Average Remaining Contractual Life
$5.00 - $ 9.99	236,999	7.3 years	172,004	7.2 years	227,499	7.3 years
10.00 - 14.99	300,333	8.3 years	99,005	8.3 years	272,865	8.3 years
15.00 - 19.99	196,786	7.6 years	50,786	2.6 years	181,945	7.5 years
20.00 - 24.99	168,789	3.2 years	168,789	3.2 years	168,789	3.2 years
25.00 - 29.99	400,159	3.8 years	400,159	3.8 years	400,159	3.8 years
30.00 - 34.99	24,000	5.8 years	24,000	5.8 years	24,000	5.8 years
	1,327,066		914,743		1,275,257

	Outstanding		Expected to Vest
Weighted- Average Grant-Date Fair Value	Non-vested Restricted Stock	Weighted-Average Remaining Contractual Life	Non-vested Restricted Stock	Weighted-Average Remaining Contractual Life
$5.00 - $ 9.99	75,000	0.2 years	67,500	0.2 years
10.00 - 14.99	51,000	1.2 years	45,900	1.2 years
15.00 - 19.99	70,076	1.1 years	60,577	1.1 years
	196,076		173,977

The weighted average exercise price of the 1,275,257 options and SARs vested or expected to vest as of December 31, 2011 was $18.97.

As of December 31, 2011 and 2010, the intrinsic value of options, SARs and non-vested restricted stock outstanding, exercisable and vested or expected to vest was $7.4 million and $6.2 million, respectively.  During 2011, the total intrinsic value of SARs exercised was $0.5 million.  During 2010, the total intrinsic value of options and SARs exercised was $0.2 million.  There were no exercises during 2009.  As of December 31, 2011, there was $2.6 million of total unrecognized compensation cost related to non-vested stock options, SARS and restricted stock awards.  This cost is expected to be recognized over a weighted-average period of 1.3 years.

The weighted-average grant date fair values of options, SARs and restricted stock awards granted in 2011, 2010 and 2009 were $15.35, $9.24 and $5.11 per share, respectively.  Under the fair value-based method of accounting for stock-based compensation cost, Farmer Mac recognized compensation expense of $3.0 million, $2.8 million and $2.7 million during 2011, 2010 and 2009, respectively.

The fair values of stock options and SARs were estimated using the Black-Scholes option pricing model based on the following assumptions:

	For the Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	2.2%	2.9%	1.6%
Expected years until exercise	6 years	7 years	7 years
Expected stock volatility	102.5%	91.5%	103.6%
Dividend yield	1.1%	1.8%	3.2%

The risk-free interest rates used in the model were based on the U.S. Treasury yield curve in effect at the grant date.  Farmer Mac used historical data to estimate the timing of option exercises and stock option cancellation rates used in the model.  Expected volatilities were based on historical volatility of Farmer Mac's Class C common stock.  The dividend yields were based on the expected dividends as a percentage of the value of Farmer Mac's Class C common stock on the grant date.

Since restricted stock awards will be issued upon vesting regardless of the stock price, expected stock volatility is not considered in determining grant date fair value.  Restricted stock awards also accrue dividends which are paid at vesting.  The weighted-average grant date fair value of the restricted stock awarded in 2011, 2010, and 2009 was $18.77, $12.21 and $5.93 per share, respectively, which was the closing price of the stock on the date granted.

Statutory and Regulatory Capital Requirements

Farmer Mac is subject to three statutory and regulatory capital requirements:

•
Statutory  minimum capital requirement – Farmer Mac's statutory minimum capital level is an amount of core capital (stockholders' equity less accumulated other comprehensive income plus non-controlling interest - preferred stock) equal to the sum of 2.75 percent of Farmer Mac's aggregate on-balance sheet assets, as calculated for regulatory purposes, plus 0.75 percent of the aggregate off-balance sheet obligations of Farmer Mac, specifically including:

◦	the unpaid principal balance of outstanding Farmer Mac Guaranteed Securities;

◦	instruments issued or guaranteed by Farmer Mac that are substantially equivalent to Farmer Mac Guaranteed Securities, including LTSPCs; and

◦	other off-balance sheet obligations of Farmer Mac.

•	Statutory critical capital requirement – Farmer Mac's critical capital level is an amount of core capital equal to 50 percent of the total minimum capital requirement at that time.

•	Risk-based capital requirement – Farmer Mac's charter directs FCA to establish a risk-based capital stress test for Farmer Mac, using specified stress-test parameters.

Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement.

As of December 31, 2011, Farmer Mac's minimum and critical capital requirements were $348.7 million and $174.3 million, respectively, and its actual core capital level was $475.2 million, which was $126.5 million above the minimum capital requirement and $300.9 million above the critical capital requirement as of that date.  As of December 31, 2010, Farmer Mac's minimum and critical capital requirements were $301.0 million and $150.5 million, respectively, and its actual core capital level was

$460.6 million, which was $159.6 million above the minimum capital requirement and $310.1 million above the critical capital requirement as of that date.

Based on the risk-based capital stress test, Farmer Mac's risk-based capital requirement as of December 31, 2011 was $52.9 million, and Farmer Mac's regulatory capital (core capital plus the allowance for losses) of $492.7 million exceeded that amount by approximately $439.8 million.   As of December 31, 2010, Farmer Mac's risk-based capital requirement was $42.1 million, and Farmer Mac's regulatory capital of $480.7 million exceeded that amount by approximately $438.6 million.

10.	INCOME TAXES

Farmer Mac is subject to federal income taxes but is exempt from state and local income taxes.  The components of the federal income tax expense for the years ended December 31, 2011, 2010 and 2009 were as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Current income tax expense	$24,736	$14,321	$16,902
Deferred income tax (benefit)/expense	(18,939)	(524)	35,615
Income tax expense	$5,797	$13,797	$52,517

A reconciliation of tax at the statutory federal tax rate to the income tax expense for the years ended December 31, 2011, 2010 and 2009 is as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Tax expense at statutory rate	$15,627	$23,274	$53,241
Non-taxable dividend income	(2,116)	(2,183)	(1,934)
Income from non-controlling interest	(7,766)	(7,248)	—
Valuation allowance	(254)	(235)	1,120
Other	306	189	90
Income tax expense	$5,797	$13,797	$52,517
Statutory tax rate	35.0%	35.0%	35.0%
Effective tax rate	13.0%	20.7%	34.5%

The components of the deferred tax assets and liabilities as of December 31, 2011 and 2010 were as follows:

	As of December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Basis differences related to financial derivatives	$45,517	$27,518
Allowance for losses	6,131	7,040
Stock-based compensation	2,941	2,725
Capital loss carryforwards	39,399	37,887
Valuation allowance	(39,399)	(37,887)
Lower of cost or fair value adjustment on loans held for sale	—	3,110
Amortization of premiums on capital investments	1,220	2,987
Valuation allowance	(1,220)	(2,987)
Other	3,057	3,225
Total deferred tax assets	57,646	43,618
Deferred tax liability:
Basis differences related to securities	12,139	12,821
Unrealized gains on available-for-sale securities	42,738	9,841
Basis difference in subsidiary	2,916	4,789
Other	103	1,637
Total deferred tax liability	57,896	29,088
Net deferred tax (liability)/asset	$(250)	$14,530

A valuation allowance is required to reduce a deferred tax asset to an amount that is more likely than not to be realized.  Future realization of the tax benefit from a deferred tax asset depends on the existence of sufficient taxable income of the appropriate character.  After the evaluation of both positive and negative objective evidence regarding the likelihood that its deferred tax assets will be realized, Farmer Mac established a valuation allowance of $40.6 million and $40.9 million as of December 31, 2011 and 2010, respectively, which was attributable to non-deductible capital losses on investment securities.  Farmer Mac did not establish a valuation allowance for the remainder of its deferred tax assets because it believes it is more likely than not that those deferred tax assets will be realized.  In determining its deferred tax asset valuation allowance, Farmer Mac considered its taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback and carryforward periods available under the tax law.  As of December 31, 2011, the amount of capital loss carryforwards was $112.2 million.  Of these capital loss carryforwards, $106.2 million will expire in 2014, $0.1 million in 2015 and $5.9 million in 2016.

As of December 31, 2011 and 2010, both the recorded liability for uncertain tax positions and the corresponding deferred tax asset were $1.2 million and $1.5 million, respectively.

The following table presents the changes in unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Beginning balance	$1,454	$1,392	$934
(Decreases)/increases based on tax positions related to current year	(279)	62	458
Ending balance	$1,175	$1,454	$1,392

The resolution of the unrecognized tax benefits presented above represents temporary differences and, therefore, would not result in a change to the Corporation's effective tax rate.  As of December 31, 2011 and 2010, accrued interest payable and the associated interest expense related to unrecognized tax benefits was immaterial and is presented as a component of income taxes.  Farmer Mac does not expect to be subject to, and has not recorded tax penalties.  In addition, Farmer Mac does not expect any significant changes to occur in its unrecognized tax benefits within the next 12 months. Tax years 2008 through 2011 remain subject to examination.

11.	EMPLOYEE BENEFITS

Farmer Mac makes contributions to a defined contribution retirement plan for all of its employees. Farmer Mac contributed 13.2 percent of the lesser of an employee's gross salary or the maximum compensation permitted under the Economic Growth and Tax Relief Reconciliation Act of 2001 ("EGTRRA") ($245,000 for 2011, 2010 and 2009), plus 5.7 percent of the difference between: (1) the lesser of the gross salary or the amount established under EGTRRA; and (2) the Social Security Taxable Wage Base. Employees are fully vested after having been employed for approximately three years.  Expense for this plan for the years ended December 31, 2011, 2010 and 2009 was $1.0 million, $0.9 million and $0.8 million, respectively.

12.	OFF-BALANCE SHEET GUARANTEES AND LTSPCs, COMMITMENTS AND CONTINGENCIES

Farmer Mac offers approved lenders two credit enhancement alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans: (1) Farmer Mac Guaranteed Securities, which are available through the Farmer Mac I program, the Farmer Mac II program or the Rural Utilities program, and (2) LTSPCs, which are available through the Farmer Mac I program or the Rural Utilities program. For securitization trusts where Farmer Mac is the primary beneficiary, as described in Note 2(q), the trust assets and liabilities are included on Farmer Mac's consolidated balance sheet. Upon consolidation, Farmer Mac eliminates the portion of the guarantee and commitment fees receivable and guarantee and commitment obligations related to the consolidated trusts. For the remainder of these transactions, or in the event of deconsolidation, both of these alternatives result in the creation of off-balance sheet obligations for Farmer Mac. Farmer Mac accounts for these transactions and other financial guarantees in accordance with accounting guidance on accounting for guarantees. Farmer Mac records, at the inception of a guarantee, a liability for the fair value of its obligation to stand ready to perform under the terms of each guarantee and an asset that is equal to the fair value of the fees that will be received over the life of each guarantee. The fair values of the guarantee obligation and asset at inception are based on the present value of expected cash flows using management's best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved. Because the cash flows of these instruments may be interest rate path dependent, these values and projected discount rates are derived using a Monte Carlo simulation model. The guarantee obligation and corresponding asset are subsequently amortized into guarantee and commitment fee income in relation to the decline in the unpaid principal balance on the underlying agricultural real estate mortgage and rural utilities loans.

The contractual terms of Farmer Mac's guarantees range from less than 1 year to 30 years.  However, the actual term of each guarantee may be significantly less than the contractual term based on the prepayment characteristics of the related agricultural real estate mortgage loans.  Farmer Mac's maximum potential exposure under these guarantees is comprised of the unpaid principal balance of the underlying agricultural real estate mortgage loans.  Guarantees issued or modified on or after January 1, 2003 are recorded in the consolidated balance sheets.  Farmer Mac's maximum potential exposure was $3.2 billion and $5.2 billion as of December 31, 2011 and 2010, respectively.  Farmer Mac's maximum potential exposure for guarantees issued prior to January 1, 2003, which are not recorded on the consolidated balance sheets, was $188.0 million and $246.8 million as of December 31, 2011 and 2010, respectively. The maximum exposure from these guarantees is not representative of the actual loss Farmer Mac is likely to incur, based on historical loss experience.  In the event Farmer Mac was required to make payments under its guarantees, Farmer Mac would have the right to enforce the terms of the loans, and in the event of default, would have access to the underlying collateral.  For information on Farmer Mac's methodology for determining the reserve for losses for its financial guarantees, see Note 2(j) and Note 8.  The following table presents changes in Farmer Mac's guarantee and commitment obligations in the consolidated balance sheets for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Beginning balance, January 1	$30,308	$48,526	$54,954
Additions to the guarantee and commitment obligation (1)	5,097	4,539	3,168
Adjustments related to new consolidation guidance	—	(12,812)	—
Amortization of the guarantee and commitment obligation	(7,965)	(9,945)	(9,596)
Ending balance, December 31	$27,440	$30,308	$48,526

(1) Represents the fair value of the guarantee and commitment obligation at inception.

Off-Balance Sheet Farmer Mac Guaranteed Securities

Agricultural real estate mortgage loans, rural utilities loans and other related assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  Farmer Mac is obligated under its guarantee to ensure that the securities make timely payments to investors of principal and interest based on the underlying loans, regardless of whether the trust has actually received such scheduled loan payments.  As consideration for Farmer Mac's assumption of the credit risk on these securities, Farmer Mac receives guarantee fees that are recognized as earned on an accrual basis over the life of the loan and based upon the outstanding balance of the Farmer Mac Guaranteed Security.

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

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2011 and 2010, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans:

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of December 31,
	2011	2010
	(in thousands)
Farmer Mac I:
Farmer Mac Guaranteed Securities - AgVantage	$970,000	$2,945,000
Farmer Mac Guaranteed Securities	621,871	750,217
Farmer Mac II:
Farmer Mac Guaranteed Securities	42,088	48,103
Rural Utilities:
Farmer Mac Guaranteed Securities - AgVantage	16,271	15,292
Total off-balance sheet Farmer Mac Guaranteed Securities	$1,650,230	$3,758,612

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

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  The following table summarizes the significant cash flows received from and paid to trusts used for Farmer Mac I securitizations:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Proceeds from new securitizations	$22,406	$8,594	$28,736
Guarantee fees received	7,364	7,488	12,206
Purchases of assets from the trusts	(7,471)	(3,456)	(1,157)
Servicing advances	(34)	(32)	(20)
Repayments of servicing advances	32	22	29

For those securities issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $12.3 million and $17.7 million as of December 31, 2011 and 2010, respectively.  Upon adoption of the new consolidation guidance on January 1, 2010, Farmer Mac eliminated $15.5 million of the guarantee and commitment obligation related to the consolidated trusts.  During second quarter 2010, Farmer Mac deconsolidated $414.5 million of certain securitization trusts created when loans subject to LTSPCs were converted to Farmer Mac I Guaranteed Securities because Farmer Mac was no longer determined to be the primary beneficiary when the counterparty to the transaction ceased being a related party as a result of changes to the membership of Farmer Mac's board of directors.  This deconsolidation resulted in an increase to the guarantee and commitment obligation of $2.7 million as of June 30, 2010.  See Note 2(q) for more information.  As of December 31, 2011 and 2010, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 13.3 years and 13.7 years, respectively.  As of December 31, 2011 and 2010, the weighted-average remaining maturity of the off-balance sheet AgVantage securities was 5.3 years and 2.4 years, respectively.

Long-Term Standby Purchase Commitments

An LTSPC is a commitment by Farmer Mac to purchase eligible loans from an identified pool of loans under enumerated circumstances, either for cash or in exchange for Farmer Mac I Guaranteed Securities, on one or more undetermined future dates.  As consideration for its assumption of the credit risk on loans underlying an LTSPC, Farmer Mac receives a commitment fee payable monthly in arrears in an amount approximating what would have been the guarantee fee if the transaction were structured as a swap for Farmer Mac Guaranteed Securities.

An LTSPC permits a seller to nominate from its portfolio an identified pool of loans for participation in the Farmer Mac I program, which are retained in the seller's portfolio and serviced by the seller.  Farmer Mac reviews the loan pool to confirm that it conforms to Farmer Mac's underwriting standards.  Upon Farmer Mac's approval of the eligible loans, the seller effectively transfers the credit risk on those loans to Farmer Mac, thereby reducing the seller's credit and concentration risk exposures and, consequently, its regulatory capital requirements and its loss reserve requirements.  Credit risk is transferred through Farmer Mac's commitment to purchase the identified loans from the counterparty based on Farmer Mac's original credit review and acceptance of the credit risk on the loans.

The specific events or circumstances that would require Farmer Mac to purchase some or all of the loans subject to LTSPCs include: (1) the failure of the borrower under any loan to make installment payments under that loan for a period of either 90 days or 120 days (depending on the provisions of the applicable agreement); or (2) the determination by the holder of the LTSPC to sell or exchange some or all of the loans under the LTSPC to Farmer Mac.

Farmer Mac purchases loans subject to an LTSPC at:

•
par if the loans become delinquent for either 90 days or 120 days (depending on the agreement) or are in material non-monetary default, with accrued and unpaid interest on the defaulted loans payable out of any future loan payments or liquidation proceeds; or

•	a mark-to-market price or in exchange for Farmer Mac I Guaranteed Securities (if the loans are not delinquent), in accordance with the terms of the applicable agreement.

As of December 31, 2011 and 2010, the maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $1.8 billion.

In the event of loan default, Farmer Mac would have the right to enforce the terms of the loans including the right to foreclose upon the collateral underlying such loans.  Farmer Mac believes that it will typically recover its investment in the defaulted loans purchased either through borrower payments, loan payoffs, payments by third parties or foreclosure and sale of the collateral.

As of December 31, 2011 and 2010, the weighted-average remaining maturity of all loans underlying LTSPCs was 13.8 years.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the consolidated balance sheet.  This liability approximated $15.1 million as of December 31, 2011 and $12.6 million as of December 31, 2010.

Commitments

Farmer Mac enters into mandatory and optional delivery commitments to purchase loans.  Most loan purchase commitments entered into by Farmer Mac are mandatory commitments, in which Farmer Mac charges a fee to extend or cancel the commitment.  As of December 31, 2011 and 2010, commitments to purchase Farmer Mac I and II loans totaled $48.4 million and $62.4 million, respectively, all of which were mandatory commitments.  As of December 31, 2011 and 2010, commitments to purchase rural utilities loans totaled $17.7 million and $18.0 million, respectively.  Any optional loan purchase commitments are sold forward under optional commitments to deliver Farmer Mac Guaranteed Securities that may be cancelled by Farmer Mac without penalty.

Farmer Mac is exposed to interest rate risk from the time it commits to purchase a loan to the time it either:  (a) sells Farmer Mac Guaranteed Securities backed by the loan or (b) issues debt to retain the loan in its portfolio.  There were no commitments to sell Farmer Mac Guaranteed Securities as of December 31, 2011 and 2010.  Farmer Mac manages the interest rate risk related to loans not yet sold or funded as a retained investment through the use of forward sale contracts involving government-sponsored enterprise debt, futures contracts involving U.S. Treasury securities and interest rate swaps.  For more information on financial derivatives see Note 2(h) and Note 6.

Rental expense for Farmer Mac's office space for each of the years ended December 31, 2011, 2010 and 2009 was $1.6 million, $0.7 million and $0.7 million, respectively.  The future minimum lease payments under Farmer Mac's non-cancelable leases for its office space and other contractual obligations are as follows:

	Future Minimum Lease Payments	Other Contractual Obligations
	(in thousands)
2012	$1,220	$744
2013	1,247	161
2014	1,263	6
2015	1,281	—
2016	1,289	—
Thereafter	11,016	—
Total	$17,316	$911

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
In determining fair value, Farmer Mac uses various valuation approaches, including market and income approaches.  The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  When available, the fair value of Farmer Mac's financial instruments is based on quoted market prices, valuation techniques that use observable market-based inputs or unobservable inputs that are corroborated by market data.  Pricing information obtained from third parties is internally validated for reasonableness prior to use in the consolidated financial statements.

When observable market prices are not readily available, Farmer Mac estimates fair value using techniques that rely on alternate market data or internally-developed models using significant inputs that are generally less readily observable.  Market data includes prices of financial instruments with similar maturities and characteristics, interest rate yield curves, measures of volatility and prepayment rates.  If market data needed to estimate fair value is not available, Farmer Mac estimates fair value using internally-developed models that employ a discounted cash flow approach.  Even when market assumptions are not readily available, Farmer Mac's assumptions reflect those that market participants would likely use in pricing the asset or liability at the measurement date.

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

Farmer Mac performs a detailed analysis of the assets and liabilities carried at fair value to determine the appropriate level based on the transparency of the inputs used in the valuation techniques.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  Farmer Mac's assessment of the significance of a particular input to the fair value measurement of an instrument requires judgment and consideration of factors specific to the instrument.  While Farmer Mac believes its valuation methods are appropriate and consistent with those of other market participants, using different methodologies or assumptions to determine fair value could result in a materially different estimate of fair value for some financial instruments.

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

For a significant portion of Farmer Mac's investment portfolio, including most asset-backed securities, corporate debt securities, senior agency debt securities, Government/GSE guaranteed mortgage-backed securities, commercial paper and preferred stock issued by GSEs, fair value is primarily determined using a reputable and nationally recognized third party pricing service.  The prices obtained are non-binding and generally representative of recent market trades.  The fair value of certain asset-backed and Government guaranteed mortgage-backed securities are estimated based on quotations from brokers or dealers.  Farmer Mac corroborates its primary valuation source by obtaining a secondary price from another independent third party pricing service.  Farmer Mac classifies these fair value measurements as level 2.

For certain investment securities that are thinly traded or not quoted, Farmer Mac estimates fair value using internally-developed models that employ a discounted cash flow approach.  Farmer Mac maximizes the use of observable market data, including prices of financial instruments with similar maturities and characteristics, interest rate yield curves, measures of volatility and prepayment rates.  Farmer Mac generally considers a market to be thinly traded or not quoted if the following conditions exist: (1) there are few transactions for the financial instruments; (2) the prices in the market are not current; (3) the price quotes vary significantly either over time or among independent pricing services or dealers; or (4) there is a limited availability of public market information.  Farmer Mac classifies these fair value measurements as level 3.

Farmer Mac's investment securities include callable, AAA-rated auction-rate certificates ("ARCs"), the interest rates on which are reset through an auction process, most commonly at intervals of 28 days, or at formula-based floating rates as set forth in the related transaction documents in the event of a failed auction.  These formula-based floating rates, which may at times reset to zero, are intended to preserve the underlying principal balance of the securities and avoid overall cash shortfalls.  Accordingly, payments of accrued interest may also be delayed and are ultimately subject to cash availability. Beginning in mid-February 2008, there were widespread failures of the auction mechanism designed to provide regular liquidity to these types of securities.  Consequently, Farmer Mac has not sold any of its ARCs into the auctions since that time.  All ARCs held by Farmer Mac are collateralized entirely by pools of Federal Family Education Loan Program ("FFELP") guaranteed student loans that are backed by the full faith and credit of the United States.  Farmer Mac continues to believe that the credit quality of these securities is high, based on the underlying collateralization and the securities' continued AAA ratings.  To date, Farmer Mac has received all interest due on ARCs it holds and expects to continue to do so.

Farmer Mac classifies its estimates of fair value for ARCs as level 3 measurements. During 2011 and 2010, Farmer Mac used unadjusted quotes from a broker specializing in these types of securities to determine the estimated fair value of these investments as of each quarter end. Through discussions with the broker, Farmer Mac gained an understanding of the assumptions underlying the broker quotes and independently benchmarked those quotes against other dealer price indications. Farmer Mac believes the broker quotes are the best indication of fair value as of the measurement date, although there is uncertainty regarding the ability to transact at such levels. Considering there is no active secondary market for these securities, although limited observable transactions do occasionally occur, price quotes vary significantly among dealers or independent pricing services, if provided at all, and there is little transparency in the price determination, Farmer Mac believes these measurements are appropriately classified as level 3. During 2009, Farmer Mac used a discounted cash flow model to determine the estimated fair value of these investments and classified the ARCs fair value measurements as level 3.

Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period.  There were no transfers within the fair value hierarchy for fair value measurements of Farmer Mac's investment securities during 2011. Transfers within the fair value hierarchy for the fair value measurements of Farmer Mac's investment securities during 2009 and 2010 are described below.

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

During first quarter 2010, Farmer Mac transferred its investments in the subordinated debt and preferred stock of CoBank, ACB and its investment in the preferred stock of AgFirst Farm Credit Bank, with par values of $70.0 million, $88.5 million and $88.0 million, respectively, as of December 31, 2009, from level 3 measurements to level 2 measurements.  Taking into consideration its own recently executed trades during first quarter 2010, along with an increase in observable trading activity for these securities, Farmer Mac determined that the best estimates of fair value for these securities as of March 31, 2010, and continuing throughout 2011, were the fair values provided by an independent third party pricing service.

Available-for-Sale and Trading Farmer Mac Guaranteed Securities and USDA Guaranteed Securities

Farmer Mac estimates the fair value of its Farmer Mac Guaranteed Securities and USDA Guaranteed Securities by discounting the projected cash flows of these instruments at projected interest rates.  The fair values are based on the present value of expected cash flows using management's best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  Farmer Mac classifies these fair value measurements as level 3 because there is limited market activity and therefore little or no price transparency.  On a sample basis,

Farmer Mac corroborates the fair value of its Farmer Mac Guaranteed Securities and USDA Guaranteed Securities by obtaining a secondary valuation from an independent third party service.

Farmer Mac made no transfers within the fair value hierarchy for fair value measurements of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities during 2011. Transfers out of level 3 during 2009 and 2010 resulted from the consolidation of certain trusts whereby the underlying assets were no longer reported at fair value on a recurring basis.  Transfers out of level 3 are based on the fair values of the assets as of the beginning of the reporting period and are described in more detail below.

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

Upon the adoption of the new consolidation guidance on January 1, 2010, Farmer Mac was deemed to be the primary beneficiary of certain VIEs where Farmer Mac held beneficial interests in trusts used as vehicles for the securitization of agricultural real estate mortgage loans or rural utilities loans.  Prior to 2010, Farmer Mac presented these beneficial interests as "Farmer Mac Guaranteed Securities" on the consolidated balance sheets and reported them at their fair value.  Upon consolidation, Farmer Mac transferred these assets from "Farmer Mac Guaranteed Securities" to "Loans held for investment in consolidated trusts."  These loans are reported at their amortized cost and are no longer included in recurring fair value measurements.  Farmer Mac transferred these securities out of level 3 based on their fair values as of the beginning of first quarter 2010.

Financial Derivatives

The fair value of exchange-traded U.S. Treasury futures is based on unadjusted quoted prices for identical financial instruments.  Farmer Mac classifies these fair value measurements as level 1.

Farmer Mac's derivative portfolio consists primarily of interest rate swaps, credit default swaps and forward sales contracts on the debt of other GSEs.  Farmer Mac estimates the fair value of these financial instruments based upon the counterparty valuations.  Farmer Mac internally values its derivative portfolio using a discounted cash flow valuation technique and obtains a secondary valuation for certain interest rate swaps to corroborate the counterparty valuations.  Farmer Mac also regularly reviews the counterparty valuations as part of the collateral exchange process.  Farmer Mac classifies these fair value measurements as level 2.

Certain basis swaps are nonstandard interest rate swap structures and are therefore internally modeled using significant assumptions and unobservable inputs, resulting in level 3 classification.  Farmer Mac uses a discounted cash flow valuation technique, using management's best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discounted rates commensurate with the risks involved.

As of December 31, 2011, the consideration of credit risk, Farmer Mac's and the counterparties, resulted in an adjustment to the valuations of Farmer Mac's derivative portfolio of $0.2 million.  As of December 31, 2010, the consideration of credit risk, Farmer Mac's and the counterparties', resulted in an adjustment to the valuations of Farmer Mac's derivative portfolio of $(0.4) million.

Nonrecurring Fair Value Measurements and Classification

Loans Held-for-Sale

Loans held for sale are reported at the lower of cost or fair value in the consolidated balance sheets.  Farmer Mac internally models the fair value of loans by discounting the projected cash flows of these instruments at projected interest rates.  The fair values are based on the present value of expected cash flows using management's best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  The fair values of these instruments are classified as level 3 measurements.  As of December 31, 2011, the fair values of loans held for sale exceeded their cost amounts. Accordingly, Farmer Mac recorded no adjustment to report these loans at the lower of cost or fair value.  As of December 31, 2010, Farmer Mac recorded an adjustment of $8.7 million to report loans held for sale at the lower of cost or fair value.

Loans Held for Investment

Certain loans in Farmer Mac's held for investment loan portfolio are measured at fair value when they are determined to be impaired. Impaired loans are reported at fair value less estimated cost to sell. The fair value of the loan generally is based on the fair value of the underlying property, which is determined by third-party appraisals when available. When third-party appraisals are not available, fair value is estimated based on factors such as prices for comparable properties in similar geographical areas and/or assessment through observation of such properties. Farmer Mac classifies these fair values as level 3 measurements.

Real Estate Owned

Farmer Mac initially records REO properties at fair value less estimated costs to sell and subsequently records them at the lower of carrying value or fair value less estimated costs to sell. The fair value of REO is determined by third-party appraisals when available. When third-party appraisals are not available, fair value is estimated based on factors such as prices for comparable properties in similar geographical areas and/or assessment through observation of such properties. Farmer Mac classifies the REO fair values as level 3 measurements.

Fair Value Classification and Transfers

As of December 31, 2011, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $5.9 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 49 percent of total assets and 72 percent of financial instruments measured at fair value as of December 31, 2011.  As of December 31, 2010, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $4.6 billion whose fair values were estimated by management in the absence of readily determinable fair values.  These financial instruments measured as level 3 represented 49 percent of total assets and 71 percent of financial instruments measured at fair value as of December 31, 2010.

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2011 and 2010, respectively, and indicates the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Assets and Liabilities Measured at Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$60,213	$60,213
Floating rate asset-backed securities	—	178,560	—	178,560
Floating rate corporate debt securities	—	73,833	—	73,833
Floating rate Government/GSE guaranteed mortgage-backed securities	—	764,038	—	764,038
Fixed rate GSE guaranteed mortgage-backed securities	—	3,360	—	3,360
Floating rate GSE subordinated debt	—	52,562	—	52,562
Fixed rate GSE preferred stock	—	84,878	—	84,878
Fixed rate corporate debt	—	38,699	—	38,699
Fixed rate commercial paper	—	10,000	—	10,000
U.S. Treasuries	799,266	—	—	799,266
Senior agency debt	—	117,285	—	117,285
Total available-for-sale	799,266	1,323,215	60,213	2,182,694
Trading:
Floating rate asset-backed securities	—	—	1,796	1,796
Total trading	—	—	1,796	1,796
Total Investment Securities	799,266	1,323,215	62,009	2,184,490
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	—	—	2,807,627	2,807,627
Farmer Mac II	—	—	35,599	35,599
Rural Utilities	—	—	1,446,046	1,446,046
Total Farmer Mac Guaranteed Securities	—	—	4,289,272	4,289,272
USDA Guaranteed Securities:
Available-for-sale	—	—	1,279,546	1,279,546
Trading	—	—	212,359	212,359
Total USDA Guaranteed Securities	—	—	1,491,905	1,491,905
Financial derivatives	—	40,250	—	40,250
Total Assets at fair value	$799,266	$1,363,465	$5,843,186	$8,005,917
Liabilities:
Financial derivatives	$—	$158,689	$1,335	$160,024
Total Liabilities at fair value	$—	$158,689	$1,335	$160,024
Nonrecurring:
Assets:
Loans held for sale	$—	$—	$—	$—
Loans held for investment	—	—	10,118	10,118
REO	—	—	1,296	1,296
Total Nonrecurring Assets at fair value	$—	$—	$11,414	$11,414

Assets and Liabilities Measured at Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$64,335	$64,335
Floating rate asset-backed securities	—	29,458	—	29,458
Floating rate corporate debt securities	—	163,188	—	163,188
Floating rate Government/GSE guaranteed mortgage-backed securities	—	576,780	—	576,780
Fixed rate GSE guaranteed mortgage-backed securities	—	4,821	—	4,821
Floating rate GSE subordinated debt	—	55,329	—	55,329
Fixed rate GSE preferred stock	—	84,828	—	84,828
U.S. Treasuries	692,994	—	—	692,994
Senior agency debt	—	5,500	—	5,500
Total available-for-sale	692,994	919,904	64,335	1,677,233
Trading:
Floating rate asset-backed securities	—	—	1,400	1,400
Fixed rate GSE preferred stock	—	84,696	—	84,696
Total trading	—	84,696	1,400	86,096
Total Investment Securities	692,994	1,004,600	65,735	1,763,329
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	—	—	942,809	942,809
Farmer Mac II	—	—	37,637	37,637
Rural Utilities	—	—	1,926,818	1,926,818
Total available-for-sale	—	—	2,907,264	2,907,264
Total Farmer Mac Guaranteed Securities	—	—	2,907,264	2,907,264
USDA Guaranteed Securities:
Available-for-sale	—	—	1,005,679	1,005,679
Trading	—	—	311,765	311,765
Total USDA Guaranteed Securities	—	—	1,317,444	1,317,444
Financial derivatives	—	41,492	—	41,492
Total Assets at fair value	$692,994	$1,046,092	$4,290,443	$6,029,529
Liabilities:
Financial derivatives	$6	$110,291	$3,390	$113,687
Total Liabilities at fair value	$6	$110,291	$3,390	$113,687
Nonrecurring:
Assets:
Loans held for sale	$—	$—	$331,076	$331,076
Loans held for investment	—	—	11,971	11,971
REO	—	—	1,925	1,925
Total Nonrecurring Assets at fair value	$—	$—	$344,972	$344,972

The following tables present additional information about assets and liabilities measured at fair value on a recurring and nonrecurring basis for which Farmer Mac has used significant level 3 inputs to determine fair value.  Net transfers in and/or out of level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period.

Level 3 Assets and Liabilities Measured at Fair Value for the Year Ended December 31, 2011
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/ (Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Transfers In	Transfer Out	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$64,335	$—	$—	$—	$—	$(4,122)	$—	$—	$60,213
Total available-for-sale	64,335	—	—	—	—	(4,122)	—	—	60,213
Trading:
Floating rate asset-backed securities(1)	1,400	—	—	(822)	1,218	—	—	—	1,796
Total trading	1,400	—	—	(822)	1,218	—	—	—	1,796
Total Investment Securities	65,735	—	—	(822)	1,218	(4,122)	—	—	62,009
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	942,809	1,801,500	—	(2,031)	—	65,349	—	—	2,807,627
Farmer Mac II	37,637	3,268	(3,268)	(4,334)	—	2,296	—	—	35,599
Rural Utilities	1,926,818	—	—	(476,400)	—	(4,372)	—	—	1,446,046
Total Farmer Mac Guaranteed Securities	2,907,264	1,804,768	(3,268)	(482,765)	—	63,273	—	—	4,289,272
USDA Guaranteed Securities:
Available-for-sale	1,005,679	404,836	—	(172,785)	—	41,816	—	—	1,279,546
Trading(2)	311,765	—	—	(102,525)	3,119	—	—	—	212,359
Total USDA Guaranteed Securities	1,317,444	404,836	—	(275,310)	3,119	41,816	—	—	1,491,905
Total Assets at fair value	$4,290,443	$2,209,604	$(3,268)	$(758,897)	$4,337	$100,967	$—	$—	$5,843,186
Liabilities:
Financial derivatives(3)	$(3,390)	$—	$—	$—	$2,055	$—	$—	$—	$(1,335)
Total Liabilities at fair value	$(3,390)	$—	$—	$—	$2,055	$—	$—	$—	$(1,335)
Nonrecurring:
Assets:
Loans held for sale	$331,076	$—	$—	$(4,617)	$(964)	$—	$116,395	$(441,890)	$—
Loans held for investment	11,971	—	—	—	(390)	—	1,100	(2,563)	10,118
REO	1,925	—	(1,405)	—	(265)	—	1,041	—	1,296
Total Nonrecurring Assets at fair value	$344,972	$—	$(1,405)	$(4,617)	$(1,619)	$—	$118,536	$(444,453)	$11,414

(1)	Unrealized gains are attributable to assets still held as of December 31, 2011 and are recorded in gains on trading assets.

(2)	Includes unrealized losses of $1.8 million attributable to assets still held as of December 31, 2011 that are recorded in gains on trading assets.

(3)	Unrealized gains are attributable to liabilities still held as of December 31, 2011 and are recorded in (losses)/gains on financial derivatives.

Level 3 Assets and Liabilities Measured at Fair Value for the Year Ended December 31, 2010
	Beginning Balance	Purchases, Sales, Issuances and Settlements, net	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Net Transfers In and/ or Out	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$72,884	$—	$—	$(8,549)	$—	$64,335
Floating rate GSE subordinated debt	47,562	—	—	—	(47,562)	—
Fixed rate GSE preferred stock	89,211	—	—	—	(89,211)	—
Total available-for-sale	209,657	—	—	(8,549)	(136,773)	64,335
Trading:
Floating rate asset-backed securities(1)	1,824	(748)	324	—	—	1,400
Fixed rate GSE preferred stock	88,148	—	—	—	(88,148)	—
Total trading	89,972	(748)	324	—	(88,148)	1,400
Total Investment Securities	299,629	(748)	324	(8,549)	(224,921)	65,735
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	56,864	892,670	—	(1,340)	(5,385)	942,809
Farmer Mac II	764,792	(1,607)	—	(2,364)	(723,184)	37,637
Rural Utilities	1,703,211	212,202	—	11,405	—	1,926,818
Total available-for-sale	2,524,867	1,103,265	—	7,701	(728,569)	2,907,264
Trading:
Farmer Mac II	422,681	—	—	—	(422,681)	—
Rural Utilities	451,448	—	—	—	(451,448)	—
Total trading	874,129	—	—	—	(874,129)	—
Total Farmer Mac Guaranteed Securities	3,398,996	1,103,265	—	7,701	(1,602,698)	2,907,264
USDA Guaranteed Securities:
Available-for-sale	—	277,987	—	4,508	723,184	1,005,679
Trading(2)	—	(113,491)	2,575	—	422,681	311,765
Total USDA Guaranteed Securities	—	164,496	2,575	4,508	1,145,865	1,317,444
Total Assets at fair value	$3,698,625	$1,267,013	$2,899	$3,660	$(681,754)	$4,290,443
Liabilities:
Financial derivatives(3)	$(3,653)	$—	$263	$—	$—	$(3,390)
Total Liabilities at fair value	$(3,653)	$—	$263	$—	$—	$(3,390)
Nonrecurring:
Assets:
Loans held for sale	$28,505	$—	$(8,748)	$—	$311,319	$331,076
Loans held for investment	—	—	(4,743)	—	16,714	11,971
REO	—	—	(2,183)	—	4,108	1,925
Total Nonrecurring Assets at fair value	$28,505	$—	$(15,674)	$—	$332,141	$344,972

(1)	Unrealized gains are attributable to assets still held as of December 31, 2010 and are recorded in gains on trading assets.

(2)	Includes unrealized losses of $2.0 million for assets still held as of December 31, 2010 that are recorded in gains on trading assets.

(3)	Unrealized gains are attributable to liabilities still held as of December 31, 2010 and are recorded in (losses)/gains on financial derivatives.

Level 3 Assets and Liabilities Measured at Fair Value for the Year Ended December 31, 2009
	Beginning Balance	Purchases, Sales, Issuances and Settlements, net	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Net Transfers In and/or Out	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$178,577	$(119,850)	$—	$14,157	$—	$72,884
Floating rate GSE subordinated debt	—	—	—	(1,570)	49,132	47,562
Fixed rate GSE preferred stock	—	(114)	—	(1,332)	90,657	89,211
Total available-for-sale	178,577	(119,964)	—	11,255	139,789	209,657
Trading:
Floating rate asset-backed securities(1)	2,211	(785)	398	—	—	1,824
Fixed rate GSE preferred stock(2)	161,552	(1,168)	18,421	—	(90,657)	88,148
Total trading	163,763	(1,953)	18,819	—	(90,657)	89,972
Total Investment Securities	342,340	(121,917)	18,819	11,255	49,132	299,629
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	349,292	(2,219)	—	(2,197)	(288,012)	56,864
Farmer Mac II	522,565	228,773	—	13,454	—	764,792
Rural Utilities	639,837	1,045,000	—	18,374	—	1,703,211
Total available-for-sale	1,511,694	1,271,554	—	29,631	(288,012)	2,524,867
Trading:
Farmer Mac II(3)	496,863	(77,881)	3,699	—	—	422,681
Rural Utilities(1)	442,687	(11,994)	20,755	—	—	451,448
Total trading	939,550	(89,875)	24,454	—	—	874,129
Total Farmer Mac Guaranteed Securities	2,451,244	1,181,679	24,454	29,631	(288,012)	3,398,996
Total Assets at fair value	$2,793,584	$1,059,762	$43,273	$40,886	$(238,880)	$3,698,625
Liabilities:
Financial Derivatives(4)	$(3,719)	$—	$66	$—	$—	$(3,653)
Total Liabilities at fair value	$(3,719)	$—	$66	$—	$—	$(3,653)
Nonrecurring:
Assets:
Loans held for sale	$—	$—	$(139)	$—	$28,644	$28,505
REO	—	(41,786)	—	—	41,786	—
Total Nonrecurring Assets at fair value	$—	$(41,786)	$(139)	$—	$70,430	$28,505

(1)	Unrealized gains are attributable to assets still held as of December 31, 2009 and are recorded in gains on trading assets.

(2)	Includes unrealized gains of $8.3 million for assets still held as of December 31, 2009 that are recorded in gains on trading assets.

(3)	Includes unrealized gains of approximately $1.4 million attributable to assets still held as of December 31, 2009 that are recorded in gains on trading assets.

(4)	Unrealized gains are attributable to liabilities still held as of December 31, 2009 and are recorded in (losses)/gains on financial derivatives.

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

Farmer Mac made no fair value option elections during 2011, 2010 and 2009.  For the years ended December 31, 2011, 2010 and 2009, Farmer Mac recorded gains of $2.2 million, $4.9 million, and $42.9 million respectively, for changes in the fair value of the assets previously selected for the fair value option.  These gains are presented in "Gains on trading assets" in the consolidated statements of operations.

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities and guarantees and commitments as of December 31, 2011 and 2010:

	As of December 31,
	2011		2010
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$817,046	$817,046	$729,920	$729,920
Investment securities	2,184,490	2,184,490	1,763,329	1,763,329
Farmer Mac Guaranteed Securities	4,289,272	4,289,272	2,907,264	2,907,264
USDA Guaranteed Securities	1,491,905	1,491,905	1,317,444	1,317,444
Loans	2,971,187	2,894,156	2,642,399	2,558,599
Financial derivatives	40,250	40,250	41,492	41,492
Interest receivable	110,339	110,339	90,295	90,295
Guarantee and commitment fees receivable:
LTSPCs	22,802	15,886	14,191	13,666
Farmer Mac Guaranteed Securities	17,960	15,498	19,058	21,086
Financial liabilities:
Notes payable:
Due within one year	6,091,573	6,087,879	4,510,758	4,509,419
Due after one year	4,288,670	4,104,882	3,530,656	3,430,656
Debt securities of consolidated trusts held by third parties	726,826	701,583	883,669	827,411
Financial derivatives	160,024	160,024	113,687	113,687
Accrued interest payable	60,854	60,854	57,131	57,131
Guarantee and commitment obligations:
LTSPCs	22,047	15,131	13,152	12,627
Farmer Mac Guaranteed Securities	14,771	12,309	15,653	17,681

The carrying value of cash and cash equivalents, certain short-term investment securities, interest receivable and accrued interest payable is a reasonable estimate of their approximate fair value.  Farmer Mac estimates the fair value of its loans, guarantee and commitment fees receivable/obligation and notes payable by discounting the projected cash flows of these instruments at projected interest rates.  The fair values are based on the present value of expected cash flows using management's best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  Because the cash flows of these instruments may be interest rate path dependent, these values and projected discount rates are derived using a Monte Carlo simulation model. Different market assumptions and estimation methodologies could significantly affect estimated fair value amounts.

14.	BUSINESS SEGMENT REPORTING

Farmer Mac accomplishes its congressional mission of providing liquidity and lending capacity to rural lenders through three programs – Farmer Mac I, Farmer Mac II and Rural Utilities.  Prior to first quarter 2010, Farmer Mac reported its financial results as a single segment using GAAP-basis income.  Beginning in first quarter 2010, Farmer Mac revised its segment financial reporting, by using core earnings, a non-GAAP financial measure, to reflect the manner in which management has begun assessing the Corporation's performance since the contribution of substantially all of the Farmer Mac II program business to a subsidiary, Farmer Mac II LLC.  Farmer Mac uses core earnings to measure corporate economic performance and develop financial plans because, in management's view, core earnings is a useful alternative measure in understanding Farmer Mac's economic performance, transaction economics and business trends.  Core earnings differs from GAAP net income by excluding the effects of fair value accounting guidance, which are not expected to have a permanent effect on capital. Core earnings also differs from GAAP net income by excluding specified infrequent or unusual transactions that Farmer Mac believes are not indicative of future operating results and that may not reflect the trends and economic financial performance of the Corporation's core business. This non-GAAP financial measure may not be comparable to similarly labeled non-GAAP financial measures disclosed by other companies.

The financial information presented below reflects the accounts of Farmer Mac and its subsidiaries on a consolidated basis.  Accordingly, the core earnings for Farmer Mac's reportable operating segments will differ from the stand-alone financial statements of Farmer Mac's subsidiaries.  These differences will be due to various factors, including the reversal of unrealized gains and losses related to fair value changes of trading assets and financial derivatives, as well as the allocation of certain expenses such as dividends and interest expense related to the issuance of capital and the incurrence of indebtedness managed at the corporate level.  The allocation of general and administrative expenses that are not directly attributable to an operating segment may also result in differences.  The assets of Farmer Mac's subsidiary, Farmer Mac II LLC, will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.  As of December 31, 2011, Farmer Mac II LLC held assets with a fair value of $1.6 billion, had debt outstanding of $218.0 million, had preferred stock outstanding with a liquidation preference of $250.0 million, and had $1.0 billion of common stock outstanding held by Farmer Mac.

Management has determined that the Corporation's operations consist of three reportable segments – Farmer Mac I, Farmer Mac II and Rural Utilities.  Farmer Mac uses these three segments to generate revenue and manage business risk, and each segment is based on distinct products and distinct business activities.  In addition to these three program operating segments, a corporate segment is presented.  That segment represents activity in Farmer Mac's non-program investment portfolio and other corporate activities.  The segment financial results include directly attributable revenues and expenses.  Corporate charges for administrative expenses that are not directly attributable to an operating segment are allocated based on headcount.

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

Under the Rural Utilities program, Farmer Mac's business activities include loan purchases, guarantees and purchases of securities with respect to eligible rural utilities loans.  To date, all of the business under the Rural Utilities program has been with one lender, CFC, a related party.

The following tables present core earnings for Farmer Mac's reportable operating segments and a reconciliation to GAAP net income for the years ended December 31, 2011, 2010 and 2009.  Farmer Mac has presented the financial information and disclosures for 2009 to reflect the segment disclosures as if they had been in effect during that year.

Core Earnings by Business Segment
For the Year Ended December 31, 2011
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Reconciling Adjustments		GAAP Amounts
	(in thousands)
Interest income (1)	$146,653	$56,726	$53,237	$28,117	$(10,046)		$274,687
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(3,269)	—	—	—	3,269		—
Interest expense (2)	(92,155)	(45,937)	(40,950)	(13,003)	38,663		(153,382)
Net effective spread	51,229	10,789	12,287	15,114	31,886		121,305
Guarantee and commitment fees	22,525	204	5,361	—	(3,269)		24,821
Other income/(expense) (3)	3,201	283	—	(2,272)	(73,422)		(72,210)
Non-interest income/(loss)	25,726	487	5,361	(2,272)	(76,691)		(47,389)

Provision for loan losses	(610)	—	—	—	—		(610)

Release of losses	2,957	—	—	—	—		2,957
Other non-interest expense	(15,768)	(2,752)	(4,923)	(8,173)	—		(31,616)
Non-interest expense (4)	(12,811)	(2,752)	(4,923)	(8,173)	—		(28,659)
Core earnings before income taxes	63,534	8,524	12,725	4,669	(44,805)	(5)	44,647
Income tax (expense)/benefit	(22,237)	(2,983)	(4,454)	8,195	15,682		(5,797)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest	41,297	5,541	8,271	12,864	(29,123)	(5)	38,850
Preferred stock dividends	—	—	—	(2,879)	—		(2,879)
Non-controlling interest	—	—	—	(22,187)	—		(22,187)
Segment core earnings	$41,297	$5,541	$8,271	$(12,202)	$(29,123)	(5)	$13,784

Total assets at carrying value	$4,840,519	$1,552,105	$2,421,904	$3,068,980	$—		$11,883,508
Total on- and off-balance sheet program assets at principal balance	8,057,027	1,513,177	2,343,098	—	—		11,913,302

(1)	Includes reconciling adjustments for yield maintenance income and amortization of premiums on assets consolidated at fair value to reflect core earnings amounts.

(2)
Based on effective funding cost determined for each operating segment, including expenses related to interest rate swaps, which are included in (Losses)/gains on financial derivatives on the GAAP financial statements.

(3)
Includes reconciling adjustments for the reclassification of yield maintenance income and expenses related to interest rate swaps and fair value adjustments on loans held for sale, financial derivatives and trading assets. Also includes a reconciling adjustment related to the recognition of deferred gains over the estimated lives of certain Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities.

(4)	Includes directly attributable costs and an allocation of indirectly attributable costs based on headcount.

(5)
Net  adjustments to reconcile core earnings before income taxes; core earnings before preferred stock dividends, attribution of income to non-controlling interest, and loss on retirement of preferred stock; and segment core earnings to corresponding GAAP measures: income before income taxes, net income, and net income attributable to common stockholders, respectively.

Core Earnings by Business Segment
For the Year Ended December 31, 2010
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Reconciling Adjustments		GAAP Amounts
	(in thousands)
Interest income (1)	$109,220	$55,129	$56,072	$27,497	$(9,207)		$238,711
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(4,627)	—	—	—	4,627		—
Interest expense (2)	(71,147)	(45,076)	(44,207)	(16,384)	34,146		(142,668)
Net effective spread	33,446	10,053	11,865	11,113	29,566		96,043
Guarantee and commitment fees	22,270	458	5,990	—	(4,627)		24,091
Other income/(expense) (3)	3,389	299	1	(1,711)	(21,095)		(19,117)
Non-interest income/(loss)	25,659	757	5,991	(1,711)	(25,722)		4,974

Provision for loan losses	(1,893)	—	—	—	—		(1,893)

Reserve for losses	(2,417)	—	—	—	—		(2,417)
Other non-interest expense	(15,430)	(2,796)	(4,335)	(7,649)	—		(30,210)
Non-interest expense (4)	(17,847)	(2,796)	(4,335)	(7,649)	—		(32,627)
Core earnings before income taxes	39,365	8,014	13,521	1,753	3,844	(5)	66,497
Income tax (expense)/benefit	(13,778)	(2,805)	(4,733)	8,864	(1,345)		(13,797)
Core earnings before preferred stock dividends, attribution of income to non-controlling interest, and loss on retirement of preferred stock	25,587	5,209	8,788	10,617	2,499	(5)	52,700
Preferred stock dividends	—	—	—	(4,129)	—		(4,129)
Non-controlling interest	—	—	—	(20,707)	—		(20,707)
Loss on retirement of preferred stock	—	—	—	—	(5,784)		(5,784)
Segment core earnings	$25,587	$5,209	$8,788	$(14,219)	$(3,285)	(5)	$22,080

Total assets at carrying value	$2,800,367	$1,378,265	$2,727,332	$2,573,950	$—		$9,479,914
Total on- and off-balance sheet program assets at principal balance	8,188,628	1,385,398	2,642,683	—	—		12,216,709

(1)
Includes reconciling adjustments for yield maintenance income, discount amortization on certain prepaid loans and amortization of premiums on assets consolidated at fair value to reflect core earnings amounts.

(2)
Based on effective funding cost determined for each operating segment, including expenses related to interest rate swaps, which are included in (Losses)/gains on financial derivatives on the GAAP financial statements.

(3)
Includes reconciling adjustments for the reclassification of yield maintenance income, discount amortization on certain prepaid loans, expenses related to interest rate swaps and fair value adjustments on loans held for sale, financial derivatives and trading assets.

(4)	Includes directly attributable costs and an allocation of indirectly attributable costs based on headcount.

(5)
Net  adjustments to reconcile core earnings before income taxes; core earnings before preferred stock dividends and segment core earnings to corresponding GAAP measures: income before income taxes, net income, and net income attributable to common stockholders, respectively.

Core Earnings by Business Segment
For the Year Ended December 31, 2009
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Reconciling Adjustments		GAAP Amounts
	(in thousands)
Interest income (1)	$44,251	$47,523	$55,538	$28,727	$454		$176,493
Interest expense (2)	(20,036)	(40,909)	(49,677)	(15,639)	35,676		(90,585)
Net effective spread	24,215	6,614	5,861	13,088	36,130		85,908
Guarantee and commitment fees	23,062	2,778	5,965	—	—		31,805
Other income/(expense) (3)	3,475	—	—	(2,165)	65,639		66,949
Non-interest income/(loss)	26,537	2,778	5,965	(2,165)	65,639		98,754

Provision for loan losses	(2,853)	—	—	—	—		(2,853)

Reserve for losses	(2,389)	—	—	—	—		(2,389)
Other non-interest expense	(12,557)	(3,560)	(4,068)	(7,118)	—		(27,303)
Non-interest expense (4)	(14,946)	(3,560)	(4,068)	(7,118)	—		(29,692)
Core earnings before income taxes	32,953	5,832	7,758	3,805	101,769	(5)	152,117
Income tax expense	(11,533)	(2,041)	(2,715)	(609)	(35,619)		(52,517)
Core earnings before preferred stock dividends	21,420	3,791	5,043	3,196	66,150	(5)	99,600
Preferred stock dividends	—	—	—	(17,302)	—		(17,302)
Segment core earnings	$21,420	$3,791	$5,043	$(14,106)	$66,150	(5)	$82,298

Total assets at carrying value	$850,134	$1,211,198	$2,201,688	$1,875,793	$—		$6,138,813
Total on- and off-balance sheet program assets at principal balance	7,391,213	1,199,798	2,130,832	—	—		10,721,843

(1)	Includes reconciling adjustments for yield maintenance income to reflect core earnings amounts.

(2)
Based on effective funding cost determined for each operating segment, including the expense related to interest rate swaps, which is included in (Losses)/gains on financial derivatives on the GAAP financial statements.

(3)	Includes reconciling adjustments for the reclassification of yield maintenance income, expenses related to interest rate swaps and fair value adjustments on financial derivatives and trading assets.

(4)	Includes directly attributable costs and an allocation of indirectly attributable costs based on headcount.

(5)
Net adjustments to reconcile core earnings before income taxes; core earnings before preferred stock dividends and segment core earnings to corresponding GAAP measures: income before income taxes, net income, and net income attributable to common stockholders, respectively.

15. QUARTERLY FINANCIAL INFORMATION (Unaudited)

	2011 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(in thousands, except per share amounts)
Interest income:
Interest income	$72,642	$71,121	$66,852	$64,072
Interest expense	39,277	39,412	37,640	37,053
Net interest income	33,365	31,709	29,212	27,019
Release of/(provision for) loan losses	482	349	(160)	(1,281)
Net interest income after release of/(provision for) loan losses	33,847	32,058	29,052	25,738
Non-interest income:
Guarantee and commitment fees	5,966	6,148	6,320	6,387
(Losses)/gains on financial derivatives	(10,277)	(68,567)	(17,806)	4,005
Gains/(losses) on trading assets	3,809	(3,633)	1,968	1,311
Gains on sale of available-for-sale investment securities	—	74	38	157
Gains/(losses) on sale of real estate owned	254	(4)	627	97
Lower of cost or fair value adjustment on loans held for sale	—	9,851	(156)	(808)
Other income	1,102	726	1,124	3,898
Non-interest income/(loss)	854	(55,405)	(7,885)	15,047
Non-interest expense	7,240	7,550	7,191	6,678
Income/(loss) before income taxes	27,461	(30,897)	13,976	34,107
Income tax expense/(benefit)	7,872	(14,131)	2,539	9,517
Net income/(loss)	19,589	(16,766)	11,437	24,590
Less: Net income attributable to non-controlling interest - preferred stock dividends	(5,546)	(5,547)	(5,547)	(5,547)
Net income/(loss) attributable to Farmer Mac	14,043	(22,313)	5,890	19,043
Preferred stock dividends	(720)	(719)	(720)	(720)
Net income/(loss) attributable to common stockholders	$13,323	$(23,032)	$5,170	$18,323

Earnings/(loss) per common share:
Basic earnings/(loss) per common share	$1.29	$(2.22)	$0.50	$1.78
Diluted earnings/(loss) per common share	$1.23	$(2.22)	$0.48	$1.72
Common stock dividends per common share	$0.05	$0.05	$0.05	$0.05

	2010 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(in thousands, except per share amounts)
Interest income:
Interest income	$62,077	$58,575	$57,327	$60,732
Interest expense	36,308	33,526	35,719	37,115
Net interest income	25,769	25,049	21,608	23,617
(Provision for)/release of loan losses	(501)	(412)	1,870	(2,850)
Net interest income after (provision for)/release of loan losses	25,268	24,637	23,478	20,767
Non-interest income/(loss):
Guarantee and commitment fees	6,485	5,977	5,710	5,919
Gains/(losses) on financial derivatives	11,349	(6,864)	(15,840)	(5,804)
(Losses)/gains on trading assets	(1,433)	(1,722)	5,058	3,367
Gains on sale of available-for-sale investment securities	2	24	—	240
Gains on sale of real estate owned	10	—	—	—
Lower of cost or fair value adjustment on loans held for sale	(5,658)	(906)	90	(2,274)
Other income	64	140	211	829
Non-interest income/(loss)	10,819	(3,351)	(4,771)	2,277
Non-interest expense	9,509	8,138	9,861	5,119
Income before income taxes	26,578	13,148	8,846	17,925
Income tax expense	7,820	885	756	4,336
Net income	18,758	12,263	8,090	13,589
Less: Net income attributable to non-controlling interest - preferred stock dividends	(5,547)	(5,546)	(5,546)	(4,068)
Net income attributable to Farmer Mac	13,211	6,717	2,544	9,521
Preferred stock dividends	(719)	(720)	(720)	(1,970)
Loss on retirement of preferred stock	—	—	—	(5,784)
Net income attributable to common stockholders	$12,492	$5,997	$1,824	$1,767

Earnings per common share:
Basic earnings per common share	$1.21	$0.58	$0.18	$0.17
Diluted earnings per common share	$1.16	$0.56	$0.17	$0.17
Common stock dividends per common share	$0.05	$0.05	$0.05	$0.05

16. PREVIOUSLY RESTATED ANNUAL CONSOLIDATED STATEMENTS OF CASH FLOWS

The following table sets forth the effects of the restatement of the consolidated statements of cash flows for the years ended December 31, 2010 and 2009, respectively. See also Note 2(b).

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2010			2009
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(In thousands)
Cash flows from operating activities:
Net income	$52,700	$—	$52,700	$99,600	$—	$99,600
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Net amortization of premiums and discounts on loans, investments, and Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	11,845	—	11,845	3,926	—	3,926
Amortization of debt premiums, discounts and issuance costs	7,982	—	7,982	12,876	—	12,876
Net change in fair value of trading securities, financial derivatives and loans held for sale	(16,653)	—	(16,653)	(105,060)	—	(105,060)
Other-than-temporary impairment losses	—	—	—	3,994	—	3,994
Gains on sale of loans and Farmer Mac Guaranteed Securities	—	—	—	(1,581)	—	(1,581)
Gains on the sale of available-for-sale investment securities	(266)	—	(266)	(3,353)	—	(3,353)
Gain on the sale of real estate owned	(10)	—	(10)	—	—	—
Total provision for losses	4,310	—	4,310	5,242	—	5,242
Deferred income taxes	(524)	—	(524)	35,615	—	35,615
Stock-based compensation expense	2,774	—	2,774	2,694	—	2,694
Proceeds from repayment and sale of trading investment securities	747	—	747	787	—	787
Purchases of loans held for sale	(661,310)	—	(661,310)	(164,335)	—	(164,335)
Proceeds from repayment of loans purchased as held for sale	98,430	(54,610)	43,820	62,125	(31,461)	30,664
Proceeds from sale of loans purchased as held for sale	—	—	—	—	73,641	73,641
Net change in:
Interest receivable	(23,117)	—	(23,117)	5,880	—	5,880
Guarantee and commitment fees receivable	20,264	—	20,264	6,093	—	6,093
Other assets	19,299	—	19,299	76,534	—	76,534
Accrued interest payable	17,569	—	17,569	(908)	—	(908)
Other liabilities	(18,243)	—	(18,243)	(9,019)	—	(9,019)
Net cash (used in)/provided by operating activities	(484,203)	(54,610)	(538,813)	31,110	42,180	73,290
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(1,075,852)	—	(1,075,852)	(325,871)	—	(325,871)
Purchases of Farmer Mac Guaranteed Securities	(2,010,991)	—	(2,010,991)	(2,047,954)	—	(2,047,954)
Purchases of loans held for investment	(34,387)	—	(34,387)	(59,627)	—	(59,627)
Purchases of defaulted loans	(6,082)	—	(6,082)	(21,269)	—	(21,269)
Proceeds from repayment of available-for-sale investment securities	350,197	—	350,197	195,589	—	195,589
Proceeds from repayment of Farmer Mac Guaranteed Securities	711,462	—	711,462	725,761	—	725,761
Proceeds from repayment of loans purchased as held for investment	237,168	54,610	291,778	41,298	31,461	72,759
Proceeds from sale of available-for-sale investment securities	100,833	—	100,833	306,506	—	306,506
Proceeds from sale of trading securities - fair value option	5,013	—	5,013	—	—	—
Proceeds from sale of Farmer Mac Guaranteed Securities	30,725	—	30,725	188,204	—	188,204
Proceeds from sale of real estate owned	1,055	—	1,055	40,955	—	40,955
Proceeds from sale of loans purchased as held for investment	—	—	—	358,953	(73,641)	285,312
Net cash used in investing activities	(1,690,859)	54,610	(1,636,249)	(597,455)	(42,180)	(639,635)
Cash flows from financing activities:
Proceeds from issuance of discount notes	66,804,224	—	66,804,224	54,840,697	—	54,840,697
Proceeds from issuance of medium-term notes	2,729,530	—	2,729,530	3,475,856	—	3,475,856
Payments to redeem discount notes	(65,300,682)	—	(65,300,682)	(54,675,917)	—	(54,675,917)
Payments to redeem medium-term notes	(1,872,590)	—	(1,872,590)	(2,727,000)	—	(2,727,000)
Excess tax benefits related to stock-based awards	763	—	763	—	—	—
Payments to third parties on debt securities of consolidated trusts	(176,260)	—	(176,260)	—	—	—
Proceeds from common stock issuance	172	—	172	42	—	42
Issuance costs on retirement of preferred stock	(5,784)	—	(5,784)	—	—	—
Proceeds from preferred stock issuance - Farmer Mac II LLC	241,853	—	241,853	—	—	—
Proceeds from preferred stock issuance	—	—	—	48,378	—	48,378
Retirement of Series B Preferred stock	(144,216)	—	(144,216)	—	—	—
Dividends paid - Non-controlling interest - preferred stock	(20,644)	—	(20,644)	—	—	—
Dividends paid on common and preferred stock	(6,178)	—	(6,178)	(19,329)	—	(19,329)
Net cash provided by financing activities	2,250,188	—	2,250,188	942,727	—	942,727
Net increase in cash and cash equivalents	75,126	—	75,126	376,382	—	376,382
Cash and cash equivalents at beginning of period	654,794	—	654,794	278,412	—	278,412
Cash and cash equivalents at end of period	$729,920	$—	$729,920	$654,794	$—	$654,794

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A	Controls and Procedures

(a)Management's Evaluation of Disclosure Controls and Procedures.  Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation's periodic filings under the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized and reported on a timely basis.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation's management on a timely basis to allow decisions regarding required disclosure.  Management, including Farmer Mac's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2011.  Based on management's assessment, the Chief Executive Officer and the Chief Financial Officer have concluded that Farmer Mac's disclosure controls and procedures were effective as of December 31, 2011.

See Item 8 above for management's report on internal control over financial reporting and the accompanying reports of independent registered public accounting firms.

(b)Changes in Internal Control Over Financial Reporting.  There were no changes in Farmer Mac's internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Farmer Mac has adopted a Code of Business Conduct and Ethics (the "Code") that applies to all directors, officers, employees and agents of Farmer Mac, including Farmer Mac's principal executive officer, principal financial and accounting officer and other senior financial officers.  A copy of the Code is available in the "Investors—Corporate Governance" section of Farmer Mac's internet website (www.farmermac.com).  Farmer Mac will post any amendment to, or waiver from, a provision of the Code in that same section of its internet website.  A print copy of the Code is available free of charge upon written request to Farmer Mac's Corporate Secretary.

Additional information required by this item is incorporated by reference to the Corporation's definitive proxy statement to be filed on or about April 26, 2012.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Corporation's definitive proxy statement to be filed on or about April 26, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Corporation's definitive proxy statement to be filed on or about April 26, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Corporation's definitive proxy statement to be filed on or about April 26, 2012.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Corporation's definitive proxy statement to be filed on or about April 26, 2012.

PART IV

Item 15.                Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements.
Refer to Item 8 above.

(2)           Financial Statement Schedules.

All schedules are omitted since they are not applicable, not required or the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

(3)           Exhibits.

*	3.1	—	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Food, Conservation and Energy Act of 2008 (Form 10-Q filed August 12, 2008).
*	3.2	—	Amended and Restated By-Laws of the Registrant (Form 10-K filed March 16, 2011).
*	4.1	—	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Form 10-Q filed May 15, 2003).
*	4.2	—	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Form 10-Q filed May 15, 2003).
*	4.3	—	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Form 10-Q filed May 15, 2003).
*	4.4	—	Amended and Restated Certificate of Designation of Terms and Conditions of Non-Voting Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.7 to Form 10-Q filed November 9, 2009).
†*	10.1	—	Amended and Restated 1997 Incentive Plan (Form 10-Q filed November 14, 2003).
†*	10.1.1	—	Form of stock option award agreement under 1997 Incentive Plan (Form 10-K filed March 16, 2005).
†*	10.1.2	—	2008 Omnibus Incentive Plan (Form 10-Q filed August 12, 2008).
†*	10.1.3	—	Form of SAR Agreement under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10 to Form 8-K filed June 11, 2008).
†*	10.1.4	—	Form of Restricted Stock Agreement (Officers) under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.1 to Form 8-K filed June 10, 2009).
†*	10.1.5	—	Form of Restricted Stock Agreement (Directors) under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.2 to Form 8-K filed June 10, 2009).
†*	10.2	—	Amended and Restated Employment Agreement dated as of April 1, 2011 between Michael A. Gerber and the Registrant (Form 10-Q filed May 10, 2011).
†*	10.3	—	Compiled Amended and Restated Employment Contract dated as of June 5, 2008 between Tom D. Stenson and the Registrant (Previously filed as Exhibit 10.4 to Form 10-Q filed August 12, 2008).
†*	10.4	—	Compiled Amended and Restated Employment Contract dated June 5, 2008 between Timothy L. Buzby and the Registrant (Previously filed as Exhibit 10.5 to Form 10-Q filed August 12, 2008).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.4.1	—	Amendment No. 6 to Employment Contract between Timothy L. Buzby and the Registrant, dated as of April 2, 2009 (Form 10-Q filed August 10, 2009).
	10.5	—	Exhibit number reserved for future use.
†*	10.6	—	Description of compensation agreement between the Registrant and its directors (Form 10-K filed March 16, 2011).
*	10.7	—	Farmer Mac I Seller/Servicer Agreement dated as of August 7, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).
*	10.8	—	Medium-Term Notes U.S. Selling Agency Agreement dated as of October 1, 1998 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).
*	10.9	—	Discount Note Dealer Agreement dated as of September 18, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).
*#	10.10	—	ISDA Master Agreement and Credit Support Annex dated as of June 26, 1997 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).
*#	10.11	—
Amended and Restated Master Central Servicing Agreement dated as of May 1, 2004 between Zions First National Bank and the Registrant (Previously filed as Exhibit 10.11.2 to Form 10-Q filed August 9, 2004).

*#	10.11.1	—	Amendment No. 1 to Amended and Restated Master Central Servicing Agreement between Zions First National Bank and the Registrant, dated as of June 1, 2009 (Form 10-Q filed August 10, 2009).
*#	10.11.2	—	Amendment No. 2 to Amended and Restated Master Central Servicing Agreement between Zions First National Bank and the Registrant, dated as of August 25, 2010 (Form 10-Q filed November 9, 2010).
*#	10.12	—	Loan Closing File Review Agreement dated as of August 2, 2005 between Zions First National Bank and the Registrant (Form 10-Q filed November 9, 2005).
*#	10.13	—	Long Term Standby Commitment to Purchase dated as of August 1, 1998 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 14, 2002).
*#	10.13.1	—
Amendment No. 1 dated as of January 1, 2000 to Long Term Standby Commitment to Purchase dated as of August 1, 1998 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.13.2	—
Amendment No. 2 dated as of September 1, 2002 to Long Term Standby Commitment to Purchase dated as of August 1, 1998, as amended by Amendment No. 1 dated as of January 1, 2000, between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.14	—	Lease Agreement, dated June 28, 2001 between EOP – Two Lafayette, L.L.C. and the Registrant (Previously filed as Exhibit 10.10 to Form 10-K filed March 27, 2002).
*#	10.15	—	Long Term Standby Commitment to Purchase dated as of August 1, 2007 between Farm Credit Bank of Texas and the Registrant (Previously filed as Exhibit 10.20 to Form 10-Q filed November 8, 2007).
*#	10.16	—	Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-Q filed November 9, 2004).
*#	10.16.1	—	Amendment No. 1 dated as of December 8, 2006 to Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-K filed March 15, 2007).
*#	10.17	—	Central Servicer Delinquent Loan Servicing Transfer Agreement dated as of July 1, 2004 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 9, 2004).
†*	10.18	—	Form of Indemnification Agreement for Directors (Previously filed as Exhibit 10.1 to Form 8-K filed April 9, 2008).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*	10.19	—
Master Trust, Sale and Servicing Agreement dated as of October 20, 2006 between CFC Advantage, LLC, National Rural Utilities Cooperative Finance Corporation, U.S. Bank National Association, and the Registrant (Previously filed as Exhibit 10.22 to Form 10-Q filed August 9, 2010).

*	10.20	—
Registration Rights Agreement Series 2007-1 dated as of February 15, 2007 between CFC Advantage, LLC, National Rural Utilities Cooperative Finance Corporation, and the Registrant (Previously filed as Exhibit 10.23 to Form 10-Q filed August 9, 2010).

*	10.21	—
Registration Rights Agreement Series 2007-2 dated as of August 10, 2007 between CFC Advantage, LLC, National Rural Utilities Cooperative Finance Corporation and the Registrant (Previously filed as Exhibit 10.24 to Form 10-Q filed August 9, 2010).

*	10.22	—
Amended and Restated Note Purchase Agreement dated as of March 24, 2011 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant (Form 10-Q filed May 10, 2011).

*	10.22.1
First Supplemental Note Purchase Agreement dated as of March 24, 2011 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant (Previously filed as Exhibit 10.25 to Form 10-Q filed May 10, 2011).

*	10.23	—
Amended, Restated and Consolidated Pledge Agreement dated as of March 24, 2011 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, U.S. Bank National Association, and the Registrant (Form 10-Q filed May 10, 2011).

*	10.24	—
Setoff Rights Letter Agreement dated as of March 24, 2011 between National Rural Utilities Cooperative Finance Corporation, Farmer Mac Mortgage Securities Corporation, and the Registrant (Form 10-Q filed May 10, 2011).

	10.25	—	Exhibit number reserved for future use.
*	10.26	—
Amended and Restated Master Sale and Servicing Agreement dated as of August 12, 2011 between National Rural Utilities Cooperative Finance Corporation and the Registrant (Form 10-Q filed November 9, 2011).

*#	10.27	—
Credit Support Agreement dated as of September 1, 2009 between National Rural Utilities Cooperative Finance Corporation and the Registrant (Previously filed as Exhibit 10.38 to Form 10-Q filed August 9, 2010).

*	10.28	—
Indenture dated as of September 1, 2009 between National Rural Utilities Cooperative Finance Corporation, U.S. Bank National Association and the Registrant (Previously filed as Exhibit 10.39 to Form 10-Q filed August 9, 2010).

*	10.29	—	Sublease Agreement dated as of December 6, 2010 between Mayer Brown LLP and the Registrant (Previously filed as Exhibit 10.43 to Form 10-K/A filed June 1, 2011).
*	21	—	List of the Registrant's subsidiaries (Form 10-K filed March 16, 2010).
**	31.1	—
Certification of Chief Executive Officer relating to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Chief Financial Officer relating to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Chief Executive Officer and Chief Financial Officer relating to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Michael A. Gerber		March 15, 2012
By:	Michael A. Gerber	Date
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lowell L. Junkins	Chairman of the Board and	March 15, 2012
Lowell L. Junkins	Director

/s/ Michael A. Gerber	President and Chief Executive	March 15, 2012
Michael A. Gerber	Officer (Principal Executive Officer)

/s/ Timothy L. Buzby	Senior Vice President – Chief	March 15, 2012
Timothy L. Buzby	Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Name	Title	Date

/s/ Julia Bartling	Director	March 15, 2012
Julia Bartling

/s/ Dennis L. Brack	Director	March 15, 2012
Dennis L. Brack

/s/ Richard H. Davidson	Director	March 15, 2012
Richard H. Davidson

/s/ James R. Engebretsen	Director	March 15, 2012
James R. Engebretsen

/s/ Dennis A. Everson	Director	March 15, 2012
Dennis A. Everson

/s/ Sara L. Faivre-Davis	Director	March 15, 2012
Sara L. Faivre-Davis

/s/ Ernest M. Hodges	Director	March 15, 2012
Ernest M. Hodges

/s/ Mitchell A. Johnson	Director	March 15, 2012
Mitchell A. Johnson

/s/ Glen O. Klippenstein	Director	March 15, 2012
Glen O. Klippenstein

/s/ Clark B. Maxwell	Director	March 15, 2012
Clark B. Maxwell

/s/ Brian J. O'Keane	Director	March 15, 2012
Brian J. O'Keane

/s/ John Dan Raines, Jr.	Director	March 15, 2012
John Dan Raines, Jr.

/s/ Myles J. Watts	Director	March 15, 2012
Myles J. Watts