Form 10-Q
period 2012-03-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2012-05-10
CIK 845877

As filed with the Securities and Exchange Commission on May 10, 2012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
Commission File Number 001-14951
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
Yes        ☐                                No           ☒
As of May 1, 2012, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock and 8,913,980 shares of Class C non-voting common stock.

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2012	December 31, 2011
	(in thousands)
Assets:
Cash and cash equivalents	$974,963	$817,046
Investment securities:
Available-for-sale, at fair value	2,373,442	2,182,694
Trading, at fair value	1,646	1,796
Total investment securities	2,375,088	2,184,490
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value	4,389,861	4,289,272
USDA Guaranteed Securities:
Available-for-sale, at fair value	1,328,702	1,279,546
Trading, at fair value	184,397	212,359
Total USDA Guaranteed Securities	1,513,099	1,491,905
Loans:
Loans held for sale, at lower of cost or fair value	557,877	541,447
Loans held for investment, at amortized cost	1,275,322	1,241,311
Loans held for investment in consolidated trusts, at amortized cost	1,073,367	1,121,559
Allowance for loan losses	(10,581)	(10,161)
Total loans, net of allowance	2,895,985	2,894,156
Real estate owned, at lower of cost or fair value	3,136	3,136
Financial derivatives, at fair value	39,119	40,250
Interest receivable (includes $7,817 and $15,578, respectively, related to consolidated trusts)	73,622	110,339
Guarantee and commitment fees receivable	31,255	31,384
Prepaid expenses and other assets	15,283	21,530
Total Assets	$12,311,411	$11,883,508

Liabilities and Equity:
Liabilities:
Notes payable:
Due within one year	$6,493,888	$6,087,879
Due after one year	4,334,977	4,104,882
Total notes payable	10,828,865	10,192,761
Debt securities of consolidated trusts held by third parties	656,801	701,583
Financial derivatives, at fair value	143,223	160,024
Accrued interest payable (includes $5,496 and $7,659, respectively, related to consolidated trusts)	41,837	60,854
Guarantee and commitment obligation	28,036	27,440
Accounts payable and accrued expenses	22,618	178,708
Deferred tax liability, net	5,790	250
Reserve for losses	7,385	7,355
Total Liabilities	11,734,555	11,328,975
Commitments and Contingencies (Note 6)
Equity:
Preferred stock:
Series C, par value $1,000 per share, 100,000 shares authorized, 57,578 shares issued and outstanding	57,578	57,578
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 8,841,643 shares and 8,825,794 shares outstanding, respectively	8,842	8,826
Additional paid-in capital	104,210	102,821
Accumulated other comprehensive income, net of tax, related to available-for-sale securities	79,123	79,370
Retained earnings	83,719	62,554
Total Stockholders' Equity	335,003	312,680
Non-controlling interest - preferred stock	241,853	241,853
Total Equity	576,856	554,533
Total Liabilities and Equity	$12,311,411	$11,883,508
See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$6,232	$7,187
Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	37,746	27,775
Loans	29,153	29,110
Total interest income	73,131	64,072
Total interest expense	38,923	37,053
Net interest income	34,208	27,019
Provision for loan losses	(420)	(1,281)
Net interest income after provision for loan losses	33,788	25,738
Non-interest income:
Guarantee and commitment fees	5,930	6,387
Gains on financial derivatives	6,400	4,005
Gains on trading assets	1,099	1,311
Gains on sale of available-for-sale investment securities	28	157
Gains on sale of real estate owned	—	97
Lower of cost or fair value adjustment on loans held for sale	—	(808)
Other income	721	3,898
Non-interest income	14,178	15,047
Non-interest expense:
Compensation and employee benefits	4,485	4,497
General and administrative	2,758	2,256
Regulatory fees	563	591
Real estate owned operating costs, net	6	368
Provision for/(release of) losses	30	(1,934)
Other expense	—	900
Non-interest expense	7,842	6,678
Income before income taxes	40,124	34,107
Income tax expense	11,654	9,517
Net income	28,470	24,590
Less: Net income attributable to non-controlling interest - preferred stock dividends	(5,547)	(5,547)
Net income attributable to Farmer Mac	22,923	19,043
Preferred stock dividends	(720)	(720)
Net income attributable to common stockholders	$22,203	$18,323

Earnings per common share and dividends:
Basic earnings per common share	$2.14	$1.78
Diluted earnings per common share	$2.04	$1.72
Common stock dividends per common share	$0.10	$0.05
See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(in thousands)
Net income	$28,470	$24,590
Other comprehensive loss, net of tax:
Unrealized holding gains/(losses) on securities (1)	36	(6,554)
Less: Reclassification adjustment for gains included in net income (2)	(283)	(2,105)
Other comprehensive loss	(247)	(8,659)
Comprehensive income	28,223	15,931
Less: Comprehensive income attributable to noncontrolling interest - preferred stock dividends	(5,547)	(5,547)
Comprehensive income attributable to Farmer Mac	$22,676	$10,384

(1)	Presented net of income tax expense of $19,000 and tax benefit of $3.5 million, respectively, for the three months ended March 31, 2012 and 2011.

(2)	Presented net of income tax benefit of $0.2 million and of $1.1 million, respectively, for the three months ended March 31, 2012 and 2011.

See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	For the Three Months Ended
	March 31, 2012		March 31, 2011
	Shares	Amount	Shares	Amount
	(in thousands)
Preferred stock:
Balance, beginning of period	58	$57,578	58	$57,578
Issuance of Series C preferred stock	—	—	—	—
Balance, end of period	58	$57,578	58	$57,578
Common stock:
Balance, beginning of period	10,357	$10,357	10,284	$10,284
Issuance of Class C common stock	—	—	15	15
Exercise of stock options and SARs	16	16	2	2
Balance, end of period	10,373	$10,373	10,301	$10,301
Additional paid-in capital:
Balance, beginning of period		$102,821		$100,050
Stock-based compensation expense		956		715
Issuance of Class C common stock		4		7
Tax effect of stock-based awards		429		(322)
Balance, end of period		$104,210		$100,450
Retained earnings:
Balance, beginning of period		$62,554		$50,837
Net income attributable to Farmer Mac		22,923		19,043
Cash dividends:
Preferred stock, Series C ($12.50 per share)		(720)		(720)
Common stock ($0.10 per share and $0.05 per share, respectively)		(1,038)		(515)
Balance, end of period		$83,719		$68,645
Accumulated other comprehensive income:
Balance, beginning of period		$79,370		$18,275
Other comprehensive loss, net of tax		(247)		(8,659)
Balance, end of period		$79,123		$9,616
Total Stockholders' Equity		$335,003		$246,590
Non-controlling interest - preferred stock:
Balance, beginning of period		$241,853		$241,853
Issuance of Preferred stock - Farmer Mac II LLC		—		—
Balance, end of period		$241,853		$241,853
Total Equity		$576,856		$488,443
See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(in thousands)
Cash flows from operating activities:
Net income	$28,470	$24,590
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums and discounts on loans, investments, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	3,672	1,213
Amortization of debt premiums, discounts and issuance costs	3,362	2,790
Net change in fair value of trading securities, financial derivatives and loans held for sale	(16,768)	(15,135)
Gains on the sale of available-for-sale investment securities	(28)	(157)
Gains on the sale of real estate owned	—	(97)
Total provision for/(release of) losses	450	(653)
Deferred income taxes	5,190	5,786
Stock-based compensation expense	956	715
Proceeds from repayment and sale of trading investment securities	288	382
Purchases of loans held for sale	(27,991)	(80,517)
Proceeds from repayment of loans purchased as held for sale	46,873	35,892
Net change in:
Interest receivable	36,717	24,719
Guarantee and commitment fees receivable	129	2,836
Other assets	6,690	15,342
Accrued interest payable	(19,017)	(14,276)
Other liabilities	3,783	(349)
Net cash provided by operating activities	72,776	3,081
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(649,645)	(658,512)
Purchases of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	(301,725)	(617,370)
Purchases of loans held for investment	(106,845)	(215,867)
Purchases of defaulted loans	(729)	(16,925)
Proceeds from repayment of available-for-sale investment securities	291,065	336,681
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	177,551	572,505
Proceeds from repayment of loans purchased as held for investment	88,440	127,693
Proceeds from sale of available-for-sale investment securities	5,028	78,573
Proceeds from sale of Farmer Mac Guaranteed Securities	3,380	7,363
Proceeds from sale of real estate owned	—	305
Net cash used in investing activities	(493,480)	(385,554)
Cash flows from financing activities:
Proceeds from issuance of discount notes	16,835,683	17,036,947
Proceeds from issuance of medium-term notes	565,987	616,503
Payments to redeem discount notes	(16,436,929)	(17,021,207)
Payments to redeem medium-term notes	(332,000)	(142,000)
Excess tax benefits related to stock-based awards	623	394
Payments to third parties on debt securities of consolidated trusts	(48,162)	(51,839)
Proceeds from common stock issuance	4	(20)
Dividends paid - Non-controlling interest - preferred stock	(5,547)	(5,547)
Dividends paid on common and preferred stock	(1,038)	(1,235)
Net cash provided by financing activities	578,621	431,996
Net increase in cash and cash equivalents	157,917	49,523
Cash and cash equivalents at beginning of period	817,046	729,920
Cash and cash equivalents at end of period	$974,963	$779,443
 See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ACCOUNTING POLICIES

The interim unaudited consolidated financial statements of the Federal Agricultural Mortgage Corporation ("Farmer Mac" or the "Corporation") and subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Farmer Mac and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted as permitted by SEC rules and regulations. The December 31, 2011 consolidated balance sheet presented in this report has been derived from the Corporation's audited 2011 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2011 consolidated financial statements of Farmer Mac and subsidiaries included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year. Below is a summary of Farmer Mac's significant accounting policies.

Principles of Consolidation

The consolidated financial statements include the accounts of Farmer Mac and its two subsidiaries: (1) Farmer Mac Mortgage Securities Corporation ("FMMSC"), whose principal activities are to facilitate the purchase and issuance of Farmer Mac Guaranteed Securities and to act as a registrant under registration statements filed with the Securities and Exchange Commission, and (2) Farmer Mac II LLC, whose principal activity is the operation of substantially all of the business related to the Farmer Mac II program – primarily the acquisition of USDA-guaranteed portions.  The consolidated financial statements also include the accounts of variable interest entities ("VIEs") in which Farmer Mac determined itself to be the primary beneficiary.  See Note 1(f) for more information on consolidated VIEs.

A Farmer Mac guarantee of timely payment of principal and interest is an explicit element of the terms of all Farmer Mac Guaranteed Securities.  When Farmer Mac retains such securities in its portfolio, that guarantee is not extinguished.  For Farmer Mac Guaranteed Securities in the Corporation's portfolio, Farmer Mac has entered into guarantee arrangements with FMMSC.  The guarantee fee rate established between Farmer Mac and FMMSC is an element in determining the fair value of these Farmer Mac Guaranteed Securities, and guarantee fees related to these securities are reflected in guarantee and commitment fees in the consolidated statements of operations.  These guarantee fees totaled $2.6 million and $2.0 million for the three months ended March 31, 2012 and 2011, respectively. The corresponding expense of FMMSC has been eliminated against interest income in consolidation.  All other inter-company balances and transactions have been eliminated in consolidation.

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

The following table sets forth information regarding certain cash and non-cash transactions for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(in thousands)
Cash paid during the period for:
Interest	$34,082	$26,763
Income taxes	—	1,000
Non-cash activity:
Real estate owned acquired through loan liquidation	—	1,460
Loans acquired and securitized as Farmer Mac Guaranteed Securities	3,380	6,399
Purchases of investment securities traded, not yet settled	—	50,345
Consolidation of Farmer Mac I Guaranteed Securities from off-balance sheet to loans held for investment in consolidated trusts and to debt securities of consolidated trusts held by third parties	3,380	6,399
Transfers of loans held for sale to loans held for investment	—	878,798

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

The allowance for losses is increased through periodic provisions for loan losses that are charged against net interest income and provisions for losses that are charged to non-interest expense, and is reduced by charge-offs for actual losses, net of recoveries.  Negative provisions, or a release of allowance for losses, generally are recorded in the event that the estimate of probable losses as of the end of a period is lower than the estimate at the beginning of the period.

The total allowance for losses consists of a general allowance for losses and a specific allowance for impaired loans.

General Allowance for Losses

Farmer Mac I

Farmer Mac's methodology for determining its allowance for losses incorporates the Corporation's automated loan classification system.  That system scores loans based on criteria such as historical repayment performance, indicators of current financial condition, loan seasoning, loan size and loan-to-value ratio.  For purposes of the loss allowance methodology, the loans in Farmer Mac's portfolio of loans and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs have been scored and classified for each calendar quarter since first quarter 2000.  The allowance methodology captures the migration of loan scores across concurrent and overlapping three-year time horizons and calculates loss rates separately within each loan classification for (1) loans underlying LTSPCs and (2) loans held and loans underlying Farmer Mac I Guaranteed Securities.  The calculated loss rates are applied to the current classification distribution of unimpaired loans in Farmer Mac's portfolio to estimate inherent losses, on the assumption that the historical credit losses and trends used to calculate loss rates will continue in the future. Management evaluates this assumption by taking into consideration several factors, including:

•	economic conditions;

•	geographic and agricultural commodity/product concentrations in the portfolio;

•	the credit profile of the portfolio;

•	delinquency trends of the portfolio;

•	historical charge-off and recovery activities of the portfolio; and

•	other factors to capture current portfolio trends and characteristics that differ from historical experience.

Management believes that its use of this methodology produces a reasonable estimate of probable losses, as of the balance sheet date, for all loans held in the Farmer Mac I portfolio and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs. There were no purchases or sales during first quarter 2012 that materially affected the credit profile of the Farmer Mac I portfolio.

Farmer Mac has not provided an allowance for losses for loans underlying Farmer Mac I AgVantage securities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security, with some level of overcollateralization also required for Farmer Mac I AgVantage securities. Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans. AgVantage® is a registered trademark of Farmer Mac.

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

Rural Utilities

Farmer Mac separately evaluates the rural utilities loans it owns, as well as the lender obligations and loans underlying or securing its Farmer Mac Guaranteed Securities – Rural Utilities, including AgVantage securities, to determine if there are any probable losses inherent in those assets.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  No allowance for losses has been provided for this portfolio segment based on the credit quality of the collateral supporting rural utilities assets and Farmer Mac's counterparty risk analysis. As of March 31, 2012, there were no delinquencies and no probable losses inherent in Farmer Mac's rural utilities loans held or in any Farmer Mac Guaranteed Securities – Rural Utilities.

Specific Allowance for Impaired Loans

Farmer Mac also analyzes certain loans in its portfolio for impairment in accordance with accounting guidance on measuring individual impairment of a loan.  Farmer Mac's impaired loans generally include loans 90 days or more past due, in foreclosure, restructured, in bankruptcy and certain performing loans that have previously been delinquent or are secured by real estate that produces agricultural commodities or products currently under stress.

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

A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a troubled debt restructuring ("TDR"). Farmer Mac has granted a concession when, as a result of the restructuring, it does not expect to collect all amounts due, including interest accrued at the original contract rate. In making its determination of whether a borrower is experiencing financial difficulties, Farmer Mac considers several factors, including whether (1) the borrower has declared or is in the process of declaring bankruptcy, (2) there is substantial doubt as to whether the borrower will continue to be a going concern, and (3) the borrower can obtain funds from other sources at an effective interest rate at or near a current market interest rate for debt with similar risk characteristics. Farmer Mac evaluates TDRs similarly to other impaired loans for purposes of the allowance for losses. For the quarter ended March 31, 2012, the recorded investment of loans determined to be TDRs was $1.0 million before restructuring and $1.1 million after restructuring. The impact of TDRs on Farmer Mac's allowance for loan losses was immaterial in the first quarter 2012. See Note 5 for more information related to the allowance for losses.

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

Financial derivatives are recorded on the consolidated balance sheets at fair value as a freestanding asset or liability. As discussed in Note 4, Farmer Mac does not designate its financial derivatives as fair value hedges or cash flow hedges; therefore, the changes in the fair values of financial derivatives are reported as gains or losses on financial derivatives in the consolidated statements of operations.

(d)	Earnings Per Common Share

Basic earnings per common share ("EPS") is based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per common share is based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options, stock appreciation rights ("SARs") and non-vested restricted stock awards.  The following schedule reconciles basic and diluted EPS for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended
	March 31, 2012			March 31, 2011
	Net Income	Weighted-average Shares	$ per Share	Net Income	Weighted-average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$22,203	10,365	$2.14	$18,323	10,285	$1.78
Effect of dilutive securities(1):
Stock options, SARs and restricted stock		538	(0.10)		379	(0.06)
Diluted EPS	$22,203	10,903	$2.04	$18,323	10,664	$1.72

(1)
For the three months ended March 31, 2012 and 2011, stock options and SARs of 582,447 and 758,795, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the three months ended March 31, 2012 and 2011, contingent shares of non-vested restricted stock of 79,300 and 126,000, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions were not met.

(e)	Fair Value Measurement

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

Farmer Mac's assessment of the significance of the input to the fair value measurement requires judgment and considers factors specific to the financial instrument.  Both observable and unobservable inputs may be used to determine the fair value of financial instruments that Farmer Mac has classified within the level 3 category.  As a result, the unrealized gains and losses for assets and liabilities within the level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in projected prepayment rates) inputs. See Note 8 for more information regarding fair value measurement.

(f)	Consolidation of Variable Interest Entities

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

The VIEs in which Farmer Mac has a variable interest are limited to securitization trusts.  The major judgment in determining if Farmer Mac is the primary beneficiary is whether Farmer Mac has the power to direct the activities of the trust that potentially have the most significant impact on the economic performance of the trust.  Generally, the ability to make decisions regarding default mitigation is evidence of that power.  Farmer Mac determined that it is the primary beneficiary for the securitization trusts related to most Farmer Mac I and all Rural Utilities securitization transactions because of its rights as guarantor under both programs to control the default mitigation activities of the trusts.  For certain securitization trusts created when loans subject to LTSPCs were converted to Farmer Mac I Guaranteed Securities, Farmer Mac determined that it is not the primary beneficiary since the power to make decisions regarding default mitigation was shared among unrelated parties.  For similar securitization transactions where the power to make decisions regarding default mitigation is shared with a related party, Farmer Mac determined that it is the primary beneficiary because the applicable accounting guidance does not permit parties within a related party group to conclude that the power is shared.

For those trusts that Farmer Mac is the primary beneficiary, the assets and liabilities are presented on the consolidated balance sheets as "Loans held for investment in consolidated trusts" and "Debt securities of consolidated trusts held by third parties," respectively.  These assets can only be used to satisfy the obligations of the related trust.

For those trusts where Farmer Mac has a variable interest but has not been determined to be the primary beneficiary, Farmer Mac's interests are presented as either "Farmer Mac Guaranteed Securities" or

"Investment securities" on the consolidated balance sheets.  Farmer Mac's involvement in VIEs classified as Farmer Mac Guaranteed Securities include securitization trusts under the Farmer Mac II program and trusts related to AgVantage securities.  In the case of Farmer Mac II trusts, Farmer Mac is not determined to be the primary beneficiary because it does not have the decision-making power over default mitigation activities.  For the AgVantage trusts, Farmer Mac currently does not have the power to direct the activities that have the most significant economic impact to the trust unless, as guarantor, there is a default by the issuer of the trust securities.  Should there be a default, Farmer Mac would reassess whether it is the primary beneficiary of those trusts.  For VIEs classified as investment securities, which include auction-rate certificates, asset-backed securities and GSE-guaranteed mortgage-backed securities, Farmer Mac is determined not to be the primary beneficiary because of the lack of voting rights or other powers to direct the activities of the trust.  As of March 31, 2012, the Farmer Mac Guaranteed Securities trusts and investment securities trusts have carrying amounts on the consolidated balance sheets totaling $67.1 million and $1.0 billion, respectively, and Farmer Mac's maximum exposure to loss, based on principal outstanding, was $65.1 million and $1.0 billion, respectively.  As of December 31, 2011, the Farmer Mac Guaranteed Securities trusts and investment securities trusts had carrying amounts on the consolidated balance sheets totaling $66.6 million and $1.0 billion, respectively, and Farmer Mac's maximum exposure to loss was $65.4 million and $1.0 billion, respectively.  In addition, Farmer Mac had a variable interest in unconsolidated VIEs, which include a guarantee of timely payment of principal and interest, totaling $1.6 billion as of March 31, 2012 and December 31, 2011.

(g)	New Accounting Standards

Fair Value Measurement and Disclosure

On May 12, 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS), which provides converged guidance on how to measure fair value and on what disclosures to provide about fair value measurements. The new guidance is largely consistent with existing fair value measurement principles, but expands existing disclosure requirements for fair value measurement. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this new accounting guidance during first quarter 2012 did not have a material effect on Farmer Mac's financial position, results of operations, or cash flows.

Comprehensive Income

On June 16, 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. On December 23, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 amends the new standard on comprehensive income to defer the requirement to measure and present reclassification adjustments from accumulated other comprehensive income to net income by income statement line item in net income and also in other comprehensive income. Both ASU 2011-05 and 2011-12 were effective for interim and annual periods beginning after December 15, 2011. The adoption of this new accounting guidance during first quarter 2012 did not have a material effect on Farmer Mac's financial position, results of operations or cash flows.

Offsetting Assets and Liabilities

On December 16, 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which creates new disclosure requirements designed to make financial statements prepared under U.S. GAAP more comparable to those prepared under IFRS. The new guidance requires entities to disclose net and gross information for certain derivative instruments and financial instruments and information about the impact of collateral on offsetting arrangements and other amounts subject to a master netting agreement that are not offset on the balance sheet. ASU 2011-11 is effective in first quarter 2013. Farmer Mac does not expect the adoption of the new guidance to have a material effect on its financial position, results or operations or cash flows.

(h)	Reclassifications

Certain reclassifications of prior period information were made to conform to the current period presentation.

2.	INVESTMENT SECURITIES

The following tables present the amortized cost and fair values of Farmer Mac's investment securities as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$74,100	$—	$(15,232)	$58,868
Floating rate asset-backed securities	184,006	202	(158)	184,050
Floating rate corporate debt securities	79,239	387	(4)	79,622
Fixed rate corporate debt securities	64,245	96	(31)	64,310
Floating rate Government/GSE guaranteed mortgage-backed securities	734,239	6,508	(225)	740,522
Fixed rate GSE guaranteed mortgage-backed securities	2,847	240	—	3,087
Floating rate GSE subordinated debt	70,000	—	(16,726)	53,274
Fixed rate GSE preferred stock	79,571	5,797	—	85,368
Floating rate senior agency debt	25,000	60	—	25,060
Fixed rate senior agency debt	89,241	48	—	89,289
Fixed rate U.S. Treasuries	990,133	50	(191)	989,992
Total available-for-sale	2,392,621	13,388	(32,567)	2,373,442
Trading:
Floating rate asset-backed securities	4,850	—	(3,204)	1,646
Total investment securities	$2,397,471	$13,388	$(35,771)	$2,375,088

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$74,100	$—	$(13,887)	$60,213
Floating rate asset-backed securities	178,443	219	(102)	178,560
Floating rate corporate debt securities	74,152	69	(388)	73,833
Fixed rate corporate debt securities	38,678	27	(6)	38,699
Floating rate Government/GSE guaranteed mortgage-backed securities	759,567	4,852	(381)	764,038
Fixed rate GSE guaranteed mortgage-backed securities	3,106	254	—	3,360
Floating rate GSE subordinated debt	70,000	—	(17,438)	52,562
Fixed rate commercial paper	9,999	1	—	10,000
Fixed rate GSE preferred stock	79,662	5,216	—	84,878
Floating rate senior agency debt	38,000	32	—	38,032
Fixed rate senior agency debt	79,255	19	(21)	79,253
Fixed rate U.S. Treasuries	798,966	304	(4)	799,266
Total available-for-sale	2,203,928	10,993	(32,227)	2,182,694
Trading:
Floating rate asset-backed securities	5,138	—	(3,342)	1,796
Total investment securities	$2,209,066	$10,993	$(35,569)	$2,184,490

During the three months ended March 31, 2012, Farmer Mac received proceeds of $5.0 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $28,000, compared to proceeds of $78.6 million for the same period in 2011, resulting in gross realized gains of $0.2 million.

As of March 31, 2012 and December 31, 2011, unrealized losses on available-for-sale securities were as follows:

	March 31, 2012
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$58,868	$(15,232)
Floating rate asset-backed securities	51,923	(158)	—	—
Floating rate corporate debt securities	1,995	(4)	—	—
Fixed rate corporate debt securities	43,901	(31)	—	—
Floating rate Government/GSE guaranteed mortgage-backed securities	114,983	(187)	15,318	(38)
Floating rate GSE subordinated debt	—	—	53,274	(16,726)
Fixed rate U.S. Treasuries	611,604	(191)	—	—
Total	$824,406	$(571)	$127,460	$(31,996)

	December 31, 2011
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$60,213	$(13,887)
Floating rate asset-backed securities	63,496	(102)	—	—
Floating rate corporate debt securities	41,061	(388)	—	—
Fixed rate corporate debt securities	18,189	(6)	—	—
Floating rate Government/GSE guaranteed mortgage-backed securities	235,454	(359)	17,409	(22)
Floating rate GSE subordinated debt	—	—	52,562	(17,438)
Fixed rate senior agency debt	44,976	(21)	—	—
Fixed rate U.S. Treasuries	50,160	(4)	—	—
Total	$453,336	$(880)	$130,184	$(31,347)

The unrealized losses presented above are principally due to a general widening of credit spreads from the dates of acquisition to March 31, 2012 and December 31, 2011, as applicable.  The resulting decreases in fair values reflect an increase in the perceived risk by the financial markets related to those securities. As of March 31, 2012 and December 31, 2011, all of the investment securities in an unrealized loss position had credit ratings of at least "A" except one that was rated "A-" and one that was rated "BBB+".  The unrealized losses were on 43 and 44 individual investment securities as of March 31, 2012 and December 31, 2011, respectively.

As of March 31, 2012, 9 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $32.0 million.  As of December 31, 2011, 10 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $31.3 million.  The unrealized losses on those securities are principally due to a general widening of credit spreads from the dates of acquisition.  Securities in unrealized loss positions 12 months or more have a fair value as of March 31, 2012 that is, on average, approximately 80 percent of their amortized cost basis.  Farmer Mac believes that all of these unrealized losses are recoverable within a reasonable period of time by way of changes in credit spreads or maturity.  Accordingly, Farmer Mac has concluded that none of the unrealized losses on these available-for-sale investment securities represent other-than-temporary impairment as of March 31, 2012.  Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

Farmer Mac did not own any held-to-maturity investment securities as of March 31, 2012 and December 31, 2011. As of March 31, 2012, Farmer Mac owned trading investment securities with an amortized cost of $4.9 million, a fair value of $1.6 million and a weighted average yield of
4.33 percent.  As of December 31, 2011, Farmer Mac owned trading investment securities with an amortized cost of $5.1 million, a fair value of $1.8 million and a weighted average yield of 4.36 percent.

The amortized cost, fair value and weighted average yield of available-for-sale investment securities by remaining contractual maturity as of March 31, 2012 are set forth below.  Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

	Investment Securities Available-for-Sale as of March 31, 2012
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$1,092,302	$1,092,216	0.82%
Due after one year through five years	174,132	174,636	1.27%
Due after five years through ten years	398,290	400,316	1.18%
Due after ten years	727,897	706,274	2.48%
Total	$2,392,621	$2,373,442	1.42%

3.	FARMER MAC GUARANTEED SECURITIES AND USDA GUARANTEED SECURITIES

The following table sets forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Guaranteed Securities as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Farmer Mac I	$2,941,184	$68,154	$(1,115)	$3,008,223
Farmer Mac II	34,463	1,670	(4)	36,129
Rural Utilities	1,315,100	30,409	—	1,345,509
USDA Guaranteed Securities	1,292,227	36,566	(91)	1,328,702
Total available-for-sale	5,582,974	136,799	(1,210)	5,718,563
Trading:
USDA Guaranteed Securities	184,207	2,477	(2,287)	184,397
Total Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	$5,767,181	$139,276	$(3,497)	$5,902,960

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Farmer Mac I	$2,741,192	$67,895	$(1,460)	$2,807,627
Farmer Mac II	34,692	924	(17)	35,599
Rural Utilities	1,410,800	35,246	—	1,446,046
USDA Guaranteed Securities	1,244,519	35,149	(122)	1,279,546
Total available-for-sale	5,431,203	139,214	(1,599)	5,568,818
Trading:
USDA Guaranteed Securities	213,130	1,804	(2,575)	212,359
Total Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	$5,644,333	$141,018	$(4,174)	$5,781,177

The unrealized losses presented above are principally due to changes in longer-term interest rates from the date of acquisition to March 31, 2012 and December 31, 2011, as applicable.  As of March 31, 2012 and December 31, 2011, the unrealized losses presented above are related to Farmer Mac I, Farmer Mac II Guaranteed Securities, which are USDA-guaranteed portions of loans backed by the full faith and credit of the United States, and USDA Guaranteed Securities.  None of the Farmer Mac I Guaranteed Securities has been in an unrealized loss position for greater than 12 months. Farmer Mac has concluded that none of the unrealized losses on its available-for-sale Farmer Mac Guaranteed Securities represents an other-than-temporary impairment as of March 31, 2012 and December 31, 2011.  Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

Farmer Mac received proceeds of $3.4 million and $7.4 million, respectively, and realized no gains or losses from the sale of Farmer Mac Guaranteed Securities for the three months ended March 31, 2012 and 2011.

The amortized cost, fair value and weighted average yield of available-for-sale Farmer Mac Guaranteed Securities and USDA Guaranteed Securities by remaining contractual maturity as of March 31, 2012 are set forth below. The balances presented are based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

	Farmer Mac Guaranteed Securities and USDA Guaranteed Securities Available-for-Sale as of March 31, 2012
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$491,081	$493,401	2.24%
Due after one year through five years	3,298,938	3,387,473	2.62%
Due after five years through ten years	696,794	708,389	2.76%
Due after ten years	1,096,161	1,129,300	3.76%
Total	$5,582,974	$5,718,563	2.83%

Farmer Mac did not own any held-to-maturity Farmer Mac Guaranteed and USDA Guaranteed Securities as of March 31, 2012 and December 31, 2011. As of March 31, 2012, Farmer Mac owned trading USDA Guaranteed Securities with an amortized cost of $184.2 million, a fair value of $184.4 million and a weighted average yield of 5.83 percent.  As of December 31, 2011, Farmer Mac owned trading USDA Guaranteed Securities with an amortized cost of $213.1 million, a fair value of $212.4 million and a weighted average yield of 5.83 percent.

4.	FINANCIAL DERIVATIVES

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

Farmer Mac manages the interest rate risk related to loans it has committed to acquire, but has not yet purchased and permanently funded, through the use of forward sale contracts on the debt of other GSEs, futures contracts involving U.S. Treasury securities and interest rate swaps.  Farmer Mac uses forward sale contracts on GSE securities to reduce its interest rate exposure to changes in both Treasury rates and spreads on Farmer Mac debt.  The notional amounts of these contracts are determined based on a duration-matched hedge ratio between the hedged item and the hedge instrument.  Gains or losses generated by these hedge transactions should offset changes in funding costs.

All financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Farmer Mac does not designate its financial derivatives as fair value hedges or cash flow hedges; therefore, the changes in the fair values of financial derivatives are reported as gains on financial derivatives in the consolidated statements of operations without any corresponding changes in the fair values of the hedged items.

The following tables summarize information related to Farmer Mac's financial derivatives as of March 31, 2012 and December 31, 2011:

	March 31, 2012
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Interest rate swaps:
Pay fixed non-callable	1,861,777	163	(142,343)	3.55%	0.53%		4.45
Receive fixed non-callable	4,352,713	39,777	(166)	0.42%	0.90%		0.83
Basis swaps	420,119	17	(1,422)	0.82%	0.44%		1.04
Credit default swaps	10,000	—	(33)	1.00%	—		0.47
Agency forwards	56,408	—	(71)			98.70
Treasury futures	1,700	6	—			129.82
Credit valuation adjustment	—	(844)	812
Total financial derivatives	$6,702,717	$39,119	$(143,223)

	December 31, 2011
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Interest rate swaps:
Pay fixed non-callable	1,906,123	—	(157,520)	3.65%	0.46%	4.48
Receive fixed non-callable	4,212,713	41,006	(1,302)	0.41%	0.96%	0.97
Basis swaps	457,694	—	(2,137)	0.80%	0.38%	1.30
Credit default swaps	10,000	17	—	1.00%	—	0.72
Credit valuation adjustment	—	(773)	935
Total financial derivatives	$6,586,530	$40,250	$(160,024)

In the normal course of business, collateral requirements contained in Farmer Mac's derivative contracts are enforced by Farmer Mac and its counterparties.  Upon enforcement of the collateral requirements, the amount of collateral posted is typically based on the net fair value of all derivative contracts with the counterparty, i.e., derivative assets net of derivative liabilities at the counterparty level.  If Farmer Mac were to be in violation of certain provisions of the derivative contracts, the related counterparty could request payment or full collateralization on the derivative contracts.  As of March 31, 2012, the fair value of Farmer Mac's derivatives in a net liability position at the counterparty level, which includes accrued interest but excludes any adjustment for nonperformance risk, was $109.1 million.  As of March 31, 2012, Farmer Mac posted cash of $11.4 million and investment securities that the counterparty does not have the ability to sell or repledge with a fair value of $12.6 million as collateral for its derivatives in net liability positions.  Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets.  The investment securities posted as collateral are included in the investment securities balances on the consolidated balance sheets. If Farmer Mac had breached certain provisions of the derivative contracts as of March 31, 2012, it could have been required to settle its obligations under the agreements or post additional collateral of $85.1 million.

As of March 31, 2012, Farmer Mac had outstanding basis swaps with Zions First National Bank, a related party, with a total notional amount of $60.1 million and a fair value of $(1.2) million, compared to $72.7 million and $(1.3) million, respectively, as of December 31, 2011.  Under the terms of those basis swaps, Farmer Mac pays Constant Maturity Treasury-based rates and receives LIBOR.  Those swaps hedge most of the interest rate basis risk related to loans Farmer Mac purchases that pay a Constant Maturity Treasury based-rate and the discount notes Farmer Mac issues to fund the loan purchases.  The pricing of discount notes is closely correlated to LIBOR rates.  Accordingly, Farmer Mac recorded unrealized gains on those outstanding basis swaps for the three months ended March 31, 2012 and 2011 of $0.1 million and $1.7 million, respectively. The following table summarizes the effects of Farmer Mac's financial derivatives on the consolidated statements of operations for the three months ended March 31, 2012 and 2011:

	Gains on Financial Derivatives
	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(in thousands)
Interest rate swaps	$6,306	$4,652
Agency forwards	203	(848)
Treasury futures	(34)	185
Credit default swaps	(75)	16
Total	$6,400	$4,005

5.	ALLOWANCE FOR LOSSES AND CONCENTRATIONS OF CREDIT RISK

Allowance for Losses

Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held and loans underlying LTSPCs and Farmer Mac Guaranteed Securities.  As of March 31, 2012 and December 31, 2011 Farmer Mac recorded specific allowances for losses of $7.7 million and $7.3 million, respectively. No allowance for losses has been provided for the Farmer Mac II and Rural Utilities programs and Farmer Mac I AgVantage securities as of March 31, 2012 or December 31, 2011.  See Note 2(b), Note 3 and Note 6 for more information about Farmer Mac Guaranteed Securities.  Farmer Mac's allowance for losses is presented in two components on its consolidated balance sheets:

•	an "Allowance for loan losses" on loans held; and

•	a "Reserve for losses" on loans underlying LTSPCs and Farmer Mac Guaranteed Securities.

The following is a summary of the changes in the allowance for losses for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended
	March 31, 2012			March 31, 2011
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Beginning Balance	$10,161	$7,355	$17,516	$9,803	$10,312	$20,115
Provision for/(release of) losses	420	30	450	1,281	(1,934)	(653)
Charge-offs	—	—	—	—	—	—
Ending Balance	$10,581	$7,385	$17,966	$11,084	$8,378	$19,462

During first quarter 2012, Farmer Mac recorded provisions to its allowance for loan losses of $0.4 million and provisions to its reserve for losses of $30,000. During first quarter 2011, Farmer Mac recorded provisions to its allowance for loan losses of $1.3 million and a release from its reserve for losses of $1.9 million. In first quarter 2011, Farmer Mac purchased two defaulted loans pursuant to the terms of an LTSPC agreement. This resulted in the reclassification of $1.8 million of specific allowance, which had been recorded in 2010, from the reserve for losses to allowance for loan losses. The provision for/(release of) losses for first quarter 2011 reflects this reclassification as well as a decline in estimated probable losses related to Farmer Mac's exposure to the ethanol and dairy industries. Farmer Mac recorded no charge-offs or recoveries to its allowance for losses during first quarter 2012 and 2011.

The following tables present the changes in the allowance for losses for the three months ended March 31, 2012 and 2011 by commodity type:

	For the Three Months Ended March 31, 2012
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Beginning Balance	$4,133	$3,365	$685	$1,223	$8,106	$4	$17,516
Provision for/(release of) losses	133	117	(49)	252	(6)	3	450
Charge-offs	—	—	—	—	—	—	—
Ending Balance	$4,266	$3,482	$636	$1,475	$8,100	$7	$17,966

	For the Three Months Ended March 31, 2011
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Beginning Balance	$3,572	$3,537	$2,749	$445	$9,797	$15	$20,115
Provision for/(release of) losses	350	265	(899)	608	(974)	(3)	(653)
Charge-offs	—	—	—	—	—	—	—
Ending Balance	$3,922	$3,802	$1,850	$1,053	$8,823	$12	$19,462

The following tables present the ending balances of loans held and loans underlying LTSPCs and Farmer Mac Guaranteed Securities and the related allowance for losses by impairment method and commodity type as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Ending Balance
Evaluated collectively for impairment	$1,864,042	$775,932	$1,236,691	$218,170	$162,889	$14,045	$4,271,769
Evaluated individually for impairment	24,580	38,161	14,068	18,485	4,400	1,020	100,714
	$1,888,622	$814,093	$1,250,759	$236,655	$167,289	$15,065	$4,372,483
Allowance for Losses
Evaluated collectively for impairment	$1,817	$1,309	$137	$745	$6,250	$7	$10,265
Evaluated individually for impairment	2,449	2,173	499	730	1,850	—	7,701
	$4,266	$3,482	$636	$1,475	$8,100	$7	$17,966

	As of December 31, 2011
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Ending Balance
Evaluated collectively for impairment	$1,835,439	$796,100	$1,213,227	$232,607	$167,850	$15,914	$4,261,137
Evaluated individually for impairment	29,520	28,245	10,884	12,513	5,842	1,022	88,026
	$1,864,959	$824,345	$1,224,111	$245,120	$173,692	$16,936	$4,349,163
Allowance for Losses
Evaluated collectively for impairment	$1,723	$1,290	$172	$775	$6,256	$4	$10,220
Evaluated individually for impairment	2,410	2,075	513	448	1,850	—	7,296
	$4,133	$3,365	$685	$1,223	$8,106	$4	$17,516

The following tables present by commodity type the unpaid principal balances, recorded investment and specific allowance for losses related to impaired loans and the recorded investment in loans on nonaccrual status as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$2,415	$10,525	$2,155	$2,769	$—	$920	$18,784
Unpaid principal balance	2,341	10,294	2,149	2,769	—	902	18,455
With a specific allowance:
Recorded investment	23,119	28,729	12,166	16,055	4,400	119	84,588
Unpaid principal balance	22,239	27,867	11,919	15,716	4,400	118	82,259
Associated allowance	2,449	2,173	499	730	1,850	—	7,701
Total:
Recorded investment	25,534	39,254	14,321	18,824	4,400	1,039	103,372
Unpaid principal balance	24,580	38,161	14,068	18,485	4,400	1,020	100,714
Associated allowance	2,449	2,173	499	730	1,850	—	7,701

Recorded Investment of Loans on Nonaccrual Status:	$9,089	$25,321	$3,132	$7,633	$—	$—	$45,175

	As of December 31, 2011
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$6,809	$10,083	$3,248	$3,241	$—	$914	$24,295
Unpaid principal balance	7,446	9,957	4,088	3,298	—	902	25,691
With a specific allowance:
Recorded investment	23,009	18,668	7,036	9,392	5,842	121	64,068
Unpaid principal balance	22,074	18,288	6,796	9,215	5,842	120	62,335
Associated allowance	2,410	2,075	513	448	1,850	—	7,296
Total:
Recorded investment	29,818	28,751	10,284	12,633	5,842	1,035	88,363
Unpaid principal balance	29,520	28,245	10,884	12,513	5,842	1,022	88,026
Associated allowance	2,410	2,075	513	448	1,850	—	7,296

Recorded Investment of Loans on Nonaccrual Status:	$9,214	$25,710	$3,483	$6,931	$—	$—	$45,338

The following table presents by commodity type the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2012 and 2011:

	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
For the Three Months Ended March 31, 2012:
Average recorded investment in impaired loans	$27,676	$34,003	$12,303	$15,729	$5,121	$1,037	$95,869
Income recognized on impaired loans	87	280	62	104	—	—	533

For the Three Months Ended March 31, 2011:
Average recorded investment in impaired loans	29,452	28,841	14,318	7,995	6,720	336	87,662
Income recognized on impaired loans	156	27	217	41	382	—	823

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

During first quarter 2012, Farmer Mac purchased 1 defaulted loan having an unpaid principal balance of $0.7 million from a pool underlying Farmer Mac I Guaranteed Securities.  During first quarter 2011, Farmer Mac purchased 8 defaulted loans having an unpaid principal balance of $16.9 million from pools underlying Farmer Mac I Guaranteed Securities and LTSPCs. The following tables present information related to Farmer Mac's acquisition of defaulted loans for the three months ended March 31, 2012 and 2011 and the outstanding balances and carrying amounts of all such loans as of March 31, 2012 and December 31, 2011:

	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(in thousands)
Unpaid principal balance at acquisition date:
Loans underlying LTSPCs	$—	$15,556
Loans underlying Farmer Mac Guaranteed Securities	729	1,369
Total unpaid principal balance at acquisition date	729	16,925

Contractually required payments receivable	732	16,971
Impairment recognized subsequent to acquisition	15	3,770
Recovery/release of allowance for defaulted loans	40	10

	March 31, 2012	December 31, 2011
	(in thousands)
Outstanding balance	$36,464	$35,773
Carrying amount	29,954	29,461

Net credit losses and 90-day delinquencies as of and for the periods indicated for loans held and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs are presented in the table below. Information is not presented for loans underlying AgVantage securities, USDA Guaranteed Securities, Farmer Mac II Guaranteed Securities, or rural utilities loans or underlying Farmer Mac Guaranteed Securities – Rural Utilities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  As of March 31, 2012, there were no probable losses inherent in Farmer Mac's AgVantage securities due to the credit quality of the obligors, as well as the underlying collateral.  To date, Farmer Mac has not experienced any credit losses on any Farmer Mac I AgVantage securities. The USDA-guaranteed portions presented as USDA Guaranteed Securities, as well as those that collateralize Farmer Mac II Guaranteed Securities, are guaranteed by the USDA. Each USDA guarantee is an obligation backed by the full faith and credit of the United States. As of March 31, 2012, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any USDA Guaranteed Securities or Farmer Mac II Guaranteed Securities. As of March 31, 2012, there were no delinquencies and no probable losses inherent in the Farmer Mac's rural utilities loans held or in any Farmer Mac Guaranteed Securities – Rural Utilities.  As of March 31, 2012, Farmer Mac has not experienced any credit losses on any of those loans or securities.

	90-Day Delinquencies (1)			Net Credit Losses
	As of			For the Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011	March 31, 2012	March 31, 2011
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$38,122	$33,243	$36,522	$—	$274
Total on-balance sheet	$38,122	$33,243	$36,522	$—	$274
Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$14,997	$7,379	$20,802	$—	$—
Total off-balance sheet	$14,997	$7,379	$20,802	$—	$—
Total	$53,119	$40,622	$57,324	$—	$274

(1)
Includes loans and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, restructured after delinquency, and in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

Of the $38.1 million, $33.2 million and $36.5 million of on-balance sheet loans reported as 90 days delinquent as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively, $8.1 million, $5.6 million and $8.5 million, respectively, are loans subject to "removal-of-account" provisions.

Credit Quality Indicators

The following tables present credit quality indicators related to loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) as of March 31, 2012 and December 31, 2011.  Farmer Mac uses 90-day delinquency information to evaluate its credit risk exposure on these program assets because historically it has been the best measure of borrower credit quality deterioration.  Most of the loans held and underlying LTSPCs and Farmer Mac I Guaranteed Securities have annual (January 1) or semi-annual (January 1 and July 1) payment dates and are supported by less frequent and less predictable revenue sources, such as the cash flows generated from the maturation of crops, sales of livestock and government farm support programs.  Taking into account the reduced frequency of payment due dates and revenue sources, Farmer Mac considers the 90-day delinquency point to be the most significant observation point when evaluating its credit risk exposure.

	As of March 31, 2012
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade (1)
Grade:
Acceptable	$1,808,452	$735,777	$1,143,439	$207,426	$117,062	$13,283	$4,025,439
Other assets especially mentioned ("OAEM") (2)	49,174	16,435	56,282	6,899	28,465	648	157,903
Substandard (2)	30,996	61,881	51,038	22,330	21,762	1,134	189,141
Total	$1,888,622	$814,093	$1,250,759	$236,655	$167,289	$15,065	$4,372,483

Commodity analysis of past due loans (1)
90 days or more past due	$10,813	$23,700	$6,213	$12,393	$—	$—	$53,119

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)
Assets in the OAEM category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.  Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of December 31, 2011
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade (1)
Grade:
Acceptable	$1,769,768	$748,558	$1,097,184	$215,525	$96,532	$15,158	$3,942,725
Other assets especially mentioned ("OAEM") (2)	60,076	20,442	74,959	7,103	45,673	641	208,894
Substandard (2)	35,115	55,345	51,968	22,492	31,487	1,137	197,544
Total	$1,864,959	$824,345	$1,224,111	$245,120	$173,692	$16,936	$4,349,163

Commodity analysis of past due loans (1)
90 days or more past due	$11,605	$19,228	$2,475	$7,315	$—	$—	$40,623

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)
Assets in the OAEM category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.  Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

Concentrations of Credit Risk

The following table sets forth the geographic and commodity/collateral diversification, as well as the range of original loan-to-value ratios, for all loans held and loans underlying Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(in thousands)
By commodity/collateral type:
Crops	$1,888,622	$1,864,959
Permanent plantings	814,093	824,345
Livestock	1,250,759	1,224,111
Part-time farm	236,655	245,120
Ag. Storage and processing (including ethanol facilities)	167,289	173,692
Other	15,065	16,936
Total	$4,372,483	$4,349,163
By geographic region (1):
Northwest	$744,481	$761,078
Southwest	1,570,758	1,597,369
Mid-North	845,210	857,659
Mid-South	534,027	484,176
Northeast	287,678	294,854
Southeast	390,329	354,027
Total	$4,372,483	$4,349,163
By original loan-to-value ratio:
0.00% to 40.00%	$1,103,623	$1,104,617
40.01% to 50.00%	769,123	769,618
50.01% to 60.00%	1,231,669	1,225,939
60.01% to 70.00%	1,090,556	1,062,061
70.01% to 80.00%	131,549	135,985
80.01% to 90.00%	45,963	50,943
Total	$4,372,483	$4,349,163

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

6.	OFF-BALANCE SHEET GUARANTEES AND LONG TERM STANDBY PURCHASE COMMITMENTS

Farmer Mac offers approved lenders two credit enhancement alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans: (1) Farmer Mac Guaranteed Securities, which are available through the Farmer Mac I program, the Farmer Mac II program or the Rural Utilities program, and (2) LTSPCs, which are available through the Farmer Mac I program or the Rural Utilities program. For securitization trusts where Farmer Mac is the primary beneficiary, as described in Note 1(f), the trust assets and liabilities are included on Farmer Mac's consolidated balance sheet. Upon consolidation, Farmer Mac eliminates the portion of the guarantee and commitment fees receivable and guarantee and commitment obligations related to the consolidated trusts. For the remainder of these transactions, or in the event of deconsolidation, both of these alternatives result in the creation of off-balance sheet obligations for Farmer Mac. Farmer Mac accounts for these transactions and other financial guarantees in accordance with accounting guidance on accounting for guarantees. Farmer Mac records, at the inception of a guarantee, a liability for the fair value of its obligation to stand ready to perform under the terms of each guarantee and an asset that is equal to the fair value of the fees that will be received over the life of each guarantee. The fair values of the guarantee obligation and asset at inception are based on the present value of expected cash flows using management's best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved. Because the cash flows of these instruments may be interest rate path dependent, these values and projected discount rates are derived using a Monte Carlo simulation model. The guarantee obligation and corresponding asset are subsequently amortized into guarantee and commitment fee income in relation to the decline in the unpaid principal balance on the underlying agricultural real estate mortgage and rural utilities loans.

Off-Balance Sheet Farmer Mac Guaranteed Securities

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  The following table summarizes the significant cash flows received from and paid to trusts used for Farmer Mac I securitizations:

	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(in thousands)
Proceeds from new securitizations	$3,380	$6,399
Guarantee fees received	671	2,124
Purchases of assets from the trusts	(729)	(1,369)

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of March 31, 2012 and December 31, 2011, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans:

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	March 31, 2012	December 31, 2011
	(in thousands)
Farmer Mac I:
Farmer Mac Guaranteed Securities - AgVantage	$970,000	$970,000
Farmer Mac Guaranteed Securities	577,165	621,871
Farmer Mac II:
Farmer Mac Guaranteed Securities	38,679	42,088
Rural Utilities:
Farmer Mac Guaranteed Securities - AgVantage	16,271	16,271
Total off-balance sheet Farmer Mac Guaranteed Securities	$1,602,115	$1,650,230

Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $11.9 million as of March 31, 2012 and $12.3 million as of December 31, 2011.  As of March 31, 2012, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 13.3 years.  As of March 31, 2012, the weighted-average remaining maturity of the off-balance sheet AgVantage securities was 5.1 years.

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

The maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $1.9 billion as of March 31, 2012 and $1.8 billion as of December 31, 2011.

As of March 31, 2012, the weighted-average remaining maturity of all loans underlying LTSPCs was 13.4 years.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the consolidated balance sheet.  This liability approximated $16.1 million as of March 31, 2012 and $15.1 million as of December 31, 2011.

7.	EQUITY

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

During first quarter 2012, Farmer Mac paid a quarterly dividend of $0.10 per share on the Corporation's common stock. During 2011, Farmer Mac paid a quarterly dividend of $0.05 per share on all classes of the Corporation's common stock.  Farmer Mac's ability to declare and pay a dividend could be restricted if it failed to comply with regulatory capital requirements.

Preferred Stock

As of March 31, 2012 and December 31, 2011, Farmer Mac had 57,578 shares of Series C Preferred Stock outstanding. The Series C preferred stock is a component of Stockholder's Equity on the consolidated balance sheets. The 57,578 shares of Series C preferred stock outstanding as of March 31, 2012 and December 31, 2011, were all held by National Rural Utilities Cooperative Finance Corporation ("CFC"), a related party.

Farmer Mac's ability to declare and pay dividends on outstanding preferred stock could be restricted if it failed to comply with regulatory capital requirements. Farmer Mac's preferred stock is included as a component of core capital for regulatory and statutory capital compliance measurements.

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

As of March 31, 2012, Farmer Mac's minimum and critical capital requirements were $360.6 million and $180.3 million, respectively, and its actual core capital level was $497.7 million, which was $137.1 million above the minimum capital requirement and $317.4 million above the critical capital requirement as of that date.  As of December 31, 2011, Farmer Mac's minimum and critical capital requirements were $348.7 million and $174.3 million, respectively, and its actual core capital level was $475.2 million, which was $126.5 million above the minimum capital requirement and $300.9 million above the critical capital requirement as of that date.

Based on the risk-based capital stress test, Farmer Mac's risk-based capital requirement as of March 31, 2012 was $34.7 million, and Farmer Mac's regulatory capital (core capital plus the allowance for losses) of $515.7 million exceeded that amount by approximately $481.0 million.  As of December 31, 2011, Farmer Mac's risk-based capital requirement was $52.9 million, and Farmer Mac's regulatory capital of $492.7 million exceeded that amount by approximately $439.8 million.

8.	FAIR VALUE DISCLOSURES

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

For certain investment securities that are thinly traded or not quoted, Farmer Mac estimates fair value using internally-developed models that employ a discounted cash flow approach.  Farmer Mac maximizes the use of observable market data, including prices of financial instruments with similar maturities and characteristics, interest rate yield curves, measures of volatility and prepayment rates.  Farmer Mac generally considers a market to be thinly traded or not quoted if the following conditions exist: (1) there are few transactions for the financial instruments; (2) the prices in the market are not current; (3) the price quotes vary significantly either over time or among independent pricing services or dealers; or (4) there is limited availability of public market information.  Farmer Mac classifies these fair value measurements as level 3.

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

Farmer Mac classifies its estimates of fair value for ARCs as level 3 measurements. During 2012 and 2011, Farmer Mac used unadjusted quotes from a broker specializing in these types of securities to determine the estimated fair value of these investments as of each quarter end. Through discussions with the broker, Farmer Mac gained an understanding of the assumptions underlying the broker quotes and independently benchmarked those quotes against other dealer price indications. Farmer Mac believes the broker quotes are the best indication of fair value as of the measurement date although there is uncertainty regarding the ability to transact at such levels. Considering there is no active secondary market for these securities, although limited observable transactions do occasionally occur, price quotes vary significantly among dealers or independent pricing services, if provided at all, and there is little transparency in the price determination, Farmer Mac believes these measurements are appropriately classified as level 3.

Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period.  There were no transfers within the fair value hierarchy for fair value measurements of Farmer Mac's investment securities during first quarter 2012 or 2011.

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

Farmer Mac made no transfers within the fair value hierarchy for fair value measurements of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities during first quarter 2012 or 2011.

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

As of March 31, 2012, the consideration of credit risk, Farmer Mac's and the counterparties, resulted in an immaterial adjustment to the valuations of Farmer Mac's derivative portfolio. As of December 31, 2011, the consideration of credit risk, Farmer Mac's and the counterparties, resulted in an adjustment of $0.2 million to the valuations of Farmer Mac's derivative portfolio. See Note 1(c) and Note 4 for further information regarding Farmer Mac's derivative portfolio.

Nonrecurring Fair Value Measurements and Classification

Loans Held-for-Sale

Loans held for sale are reported at the lower of cost or fair value in the consolidated balance sheets.  Farmer Mac internally models the fair value of loans by discounting the projected cash flows of these instruments at projected interest rates.  The fair values are based on the present value of expected cash flows using management's best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  The fair values of these instruments are classified as level 3 measurements.  As of March 31, 2012 and December 31, 2011, the fair values of loans held for sale exceeded their cost amounts. Accordingly, Farmer Mac recorded no adjustment to report these loans at the lower of cost or fair value.

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

Real Estate Owned

Farmer Mac initially records REO properties at fair value less estimated costs to sell and subsequently records them at the lower of carrying value or fair value less estimated cost to sell. The fair value of REO is determined by third-party appraisals when available. When third-party appraisals are not available, fair value is estimated based on factors such as prices for comparable properties in similar geographical areas and/or assessment through observation of such properties. Farmer Mac classifies the REO fair values as level 3 measurements.

Fair Value Classification and Transfers

As of March 31, 2012, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $6.0 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 49 percent of total assets and 71 percent of financial instruments measured at fair value as of March 31, 2012.  As of December 31, 2011, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $5.9 billion whose fair values were estimated by management in the absence of readily determinable fair values.  These financial instruments measured as level 3 represented 49 percent of total assets and 72 percent of financial instruments measured at fair value as of December 31, 2011.

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2012 and December 31, 2011, respectively, and indicates the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Assets and Liabilities Measured at Fair Value as of March 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$58,868	$58,868
Floating rate asset-backed securities	—	184,050	—	184,050
Floating rate corporate debt securities	—	79,622	—	79,622
Fixed rate corporate debt	—	64,310	—	64,310
Floating rate Government/GSE guaranteed mortgage-backed securities	—	740,522	—	740,522
Fixed rate GSE guaranteed mortgage-backed securities	—	3,087	—	3,087
Floating rate GSE subordinated debt	—	53,274	—	53,274
Fixed rate GSE preferred stock	—	85,368	—	85,368
Floating rate senior agency debt	—	25,060	—	25,060
Fixed rate senior agency debt	—	89,289	—	89,289
U.S. Treasuries	989,992	—	—	989,992
Total available-for-sale	989,992	1,324,582	58,868	2,373,442
Trading:
Floating rate asset-backed securities	—	—	1,646	1,646
Total trading	—	—	1,646	1,646
Total Investment Securities	989,992	1,324,582	60,514	2,375,088
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	—	—	3,008,223	3,008,223
Farmer Mac II	—	—	36,129	36,129
Rural Utilities	—	—	1,345,509	1,345,509
Total Farmer Mac Guaranteed Securities	—	—	4,389,861	4,389,861
USDA Guaranteed Securities:
Available-for-sale	—	—	1,328,702	1,328,702
Trading	—	—	184,397	184,397
Total USDA Guaranteed Securities	—	—	1,513,099	1,513,099
Financial derivatives	6	39,113	—	39,119
Total Assets at fair value	$989,998	$1,363,695	$5,963,474	$8,317,167
Liabilities:
Financial derivatives	$—	$141,998	$1,225	$143,223
Total Liabilities at fair value	$—	$141,998	$1,225	$143,223
Nonrecurring:
Assets:
Loans held for investment	$—	$—	$11,251	$11,251
REO	—	—	1,296	1,296
Total Nonrecurring Assets at fair value	$—	$—	$12,547	$12,547

Assets and Liabilities Measured at Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$60,213	$60,213
Floating rate asset-backed securities	—	178,560	—	178,560
Floating rate corporate debt securities	—	73,833	—	73,833
Floating rate Government/GSE guaranteed mortgage-backed securities	—	764,038	—	764,038
Fixed rate GSE guaranteed mortgage-backed securities	—	3,360	—	3,360
Floating rate GSE subordinated debt	—	52,562	—	52,562
Fixed rate GSE preferred stock	—	84,878	—	84,878
Fixed rate corporate debt	—	38,699	—	38,699
Fixed rate commercial paper	—	10,000	—	10,000
U.S. Treasuries	799,266	—	—	799,266
Senior agency debt	—	117,285	—	117,285
Total available-for-sale	799,266	1,323,215	60,213	2,182,694
Trading:
Floating rate asset-backed securities	—	—	1,796	1,796
Total trading	—	—	1,796	1,796
Total Investment Securities	799,266	1,323,215	62,009	2,184,490
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	—	—	2,807,627	2,807,627
Farmer Mac II	—	—	35,599	35,599
Rural Utilities	—	—	1,446,046	1,446,046
Total Farmer Mac Guaranteed Securities	—	—	4,289,272	4,289,272
USDA Guaranteed Securities:
Available-for-sale	—	—	1,279,546	1,279,546
Trading	—	—	212,359	212,359
Total USDA Guaranteed Securities	—	—	1,491,905	1,491,905
Financial derivatives	—	40,250	—	40,250
Total Assets at fair value	$799,266	$1,363,465	$5,843,186	$8,005,917
Liabilities:
Financial derivatives	$—	$158,689	$1,335	$160,024
Total Liabilities at fair value	$—	$158,689	$1,335	$160,024
Nonrecurring:
Assets:
Loans held for investment	$—	$—	$10,118	$10,118
REO	—	—	1,296	1,296
Total Nonrecurring Assets at fair value	$—	$—	$11,414	$11,414

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which Farmer Mac has used significant level 3 inputs to determine fair value.  Net transfers in and/or out of level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period.

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended March 31, 2012
	Beginning Balance	Purchases	Settlements	Realized and Unrealized Gains/ (Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$60,213	$—	$—	$—	$(1,345)	$58,868
Total available-for-sale	60,213	—	—	—	(1,345)	58,868
Trading:
Floating rate asset-backed securities(1)	1,796	—	(288)	138	—	1,646
Total trading	1,796	—	(288)	138	—	1,646
Total Investment Securities	62,009	—	(288)	138	(1,345)	60,514
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	2,807,627	200,000	(8)	—	604	3,008,223
Farmer Mac II	35,599	—	(228)	—	758	36,129
Rural Utilities	1,446,046	—	(95,701)	—	(4,836)	1,345,509
Total Farmer Mac Guaranteed Securities	4,289,272	200,000	(95,937)	—	(3,474)	4,389,861
USDA Guaranteed Securities:
Available-for-sale	1,279,546	101,725	(54,018)	—	1,449	1,328,702
Trading(2)	212,359	—	(28,923)	961	—	184,397
Total USDA Guaranteed Securities	1,491,905	101,725	(82,941)	961	1,449	1,513,099
Total Assets at fair value	$5,843,186	$301,725	$(179,166)	$1,099	$(3,370)	$5,963,474
Liabilities:
Financial derivatives(3)	$(1,335)	$—	$—	$110	$—	$(1,225)
Total Liabilities at fair value	$(1,335)	$—	$—	$110	$—	$(1,225)

(1)	Unrealized gains are attributable to assets still held as of March 31, 2012 and are recorded in Gains on trading assets.

(2)	Includes unrealized gains of $0.8 million attributable to assets still held as of March 31, 2012 that are recorded in Gains on trading assets.

(3)	Unrealized gains are attributable to liabilities still held as of March 31, 2012 and are recorded in Gains on financial derivatives.

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended March 31, 2011
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/ (Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$64,335	$—	$—	$—	$—	$204	$64,539
Total available-for-sale	64,335	—	—	—	—	204	64,539
Trading:
Floating rate asset-backed securities(1)	1,400	—	—	(382)	672	—	1,690
Total trading	1,400	—	—	(382)	672	—	1,690
Total Investment Securities	65,735	—	—	(382)	672	204	66,229
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	942,809	500,000	—	(8)	—	(13,483)	1,429,318
Farmer Mac II	37,637	1,023	(964)	(1,360)	—	1,467	37,803
Rural Utilities	1,926,818	—	—	(476,401)	—	(7,624)	1,442,793
Total Farmer Mac Guaranteed Securities	2,907,264	501,023	(964)	(477,769)	—	(19,640)	2,909,914
USDA Guaranteed Securities:
Available-for-sale	1,005,679	116,347	—	(60,835)	—	2,349	1,063,540
Trading(2)	311,765	—	—	(35,973)	(1,231)	—	274,561
Total USDA Guaranteed Securities	1,317,444	116,347	—	(96,808)	(1,231)	2,349	1,338,101
Total Assets at fair value	$4,290,443	$617,370	$(964)	$(574,959)	$(559)	$(17,087)	$4,314,244
Liabilities:
Financial derivatives(3)	$(3,390)	$—	$—	$—	$1,719	$—	$(1,671)
Total Liabilities at fair value	$(3,390)	$—	$—	$—	$1,719	$—	$(1,671)

(1)	Unrealized gains are attributable to assets still held as of March 31, 2011 and are recorded in Gains on trading assets.

(2)	Includes unrealized losses of $2.5 million attributable to assets still held as of March 31, 2011 that are recorded in Gains on trading assets.

(3)	Unrealized gains are attributable to liabilities still held as of March 31, 2011 and are recorded in Gains on financial derivatives.

The following table presents additional information about the significant unobservable inputs used in the fair value measurements categorized in level 3 of the fair value hierarchy:

	Fair Value as of		Unobservable	Range
Financial Instruments	March 31, 2012	Valuation Technique	Input	(Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$58,868	Indicative bids	Range of broker quotes	70.0% - 89.0% (79.4%)

Floating rate asset-backed securities	$1,646	Discounted cash flow	Discount rate	10.4% - 17.6% (14.1%)
			Constant prepayment rate	10%

Farmer Mac Guaranteed Securities:
Farmer Mac I	$3,008,223	Discounted cash flow	Discount rate	1.2% - 3.3% (1.9%)

Farmer Mac II	$36,129	Discounted cash flow	Discount rate	0.9% - 3.3% (1.9%)
			Constant prepayment rate	8% - 16% (13%)

Rural Utilities	$1,345,509	Discounted cash flow	Discount rate	1.3% - 2.4% (1.8%)

USDA Guaranteed Securities	$1,513,099	Discounted cash flow	Discount rate	1.4% - 5.3% (3.6%)
			Constant prepayment rate	0% - 24% (10%)

Liabilities:
Financial Derivatives:
Basis swaps	$1,225	Discounted cash flow	Discount rate	0.9% - 2.8% (1.6%)
			Constant prepayment rate	13% - 20% (16%)

The significant unobservable inputs used in the fair value measurements of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities are prepayment rates and discount rates commensurate with the risks involved. Typically, significant increases (decreases) in any of these inputs in isolation may result in materially lower (higher) fair value measurements. Generally, in a rising interest rate environment, Farmer Mac would expect average discount rates to increase and would likely expect a corresponding decrease in forecasted prepayment rates. Conversely, in a declining interest rate environment, Farmer Mac would expect average discount rates to decrease and would likely expect a corresponding increase in forecasted prepayment rates. Prepayment rates are not presented in the table above for the Farmer Mac I and Rural Utilities securities structured as AgVantage securities because they do not pay down principal based on amortization schedules but instead have fixed maturity dates when the secured general obligations are due.

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

Farmer Mac made no fair value option elections for the three months ended March 31, 2012 and 2011. For the three months ended March 31, 2012 and 2011, Farmer Mac recorded gains of $1.0 million and $0.6 million, respectively, for changes in the fair value of the assets previously selected for the fair value option.  These gains are presented in "Gains on trading assets" in the consolidated statements of operations.

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities and guarantees and commitments as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$974,963	$974,963	$817,046	$817,046
Investment securities	2,375,088	2,375,088	2,184,490	2,184,490
Farmer Mac Guaranteed Securities	4,389,861	4,389,861	4,289,272	4,289,272
USDA Guaranteed Securities	1,513,099	1,513,099	1,491,905	1,491,905
Loans	2,973,511	2,895,985	2,971,187	2,894,156
Financial derivatives	39,119	39,119	40,250	40,250
Guarantee and commitment fees receivable:
LTSPCs	23,259	16,929	22,802	15,886
Farmer Mac Guaranteed Securities	16,494	14,326	17,960	15,498
Financial liabilities:
Notes payable:
Due within one year	6,494,365	6,493,888	6,091,573	6,087,879
Due after one year	4,503,565	4,334,977	4,288,670	4,104,882
Debt securities of consolidated trusts held by third parties	691,365	656,801	726,826	701,583
Financial derivatives	143,223	143,223	160,024	160,024
Guarantee and commitment obligations:
LTSPCs	22,504	16,174	22,047	15,131
Farmer Mac Guaranteed Securities	14,029	11,862	14,771	12,309

The carrying value of cash and cash equivalents is a reasonable estimate of their approximate fair value.  This line item is categorized as Level 1 within the fair value hierarchy. Farmer Mac estimates the fair value of its loans, guarantee and commitment fees receivable/obligation, notes payable and debt securities of consolidated trusts held by third parties by discounting the projected cash flows of these instruments at projected interest rates.  The fair values are based on the present value of expected cash flows using management's best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  Because the cash flows of these instruments may be interest rate path dependent, these values and projected discount rates are derived using a Monte Carlo simulation model. Different market assumptions and estimation methodologies could significantly affect estimated fair value amounts. These line items are categorized as Level 3 within the fair value hierarchy.

9.	BUSINESS SEGMENT REPORTING

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

The financial information presented below reflects the accounts of Farmer Mac and its subsidiaries on a consolidated basis.  Accordingly, the core earnings for Farmer Mac's reportable operating segments will differ from the stand-alone financial statements of Farmer Mac's subsidiaries.  These differences will be due to various factors, including the reversal of unrealized gains and losses related to fair value changes of trading assets and financial derivatives, as well as the allocation of certain expenses such as dividends and interest expense related to the issuance of capital and the incurrence of indebtedness managed at the corporate level.  The allocation of general and administrative expenses that are not directly attributable to an operating segment may also result in differences.  The assets of Farmer Mac's subsidiary, Farmer Mac II LLC, will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.  As of March 31, 2012, Farmer Mac II LLC held assets with a fair value of $1.6 billion, had debt outstanding of $242.0 million, had preferred stock outstanding with a liquidation preference of $250.0 million, and had $1.0 billion of common stock outstanding held by Farmer Mac.

The following tables present core earnings for Farmer Mac's reportable operating segments and a reconciliation to GAAP net income for the three months ended March 31, 2012 and 2011:

Core Earnings by Business Segment
For the Three Months Ended March 31, 2012
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Reconciling Adjustments		GAAP Amounts
	(in thousands)
Interest income (1)	$40,746	$14,315	$13,496	$6,232	$(1,658)		$73,131
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(730)	—	—	—	730		—
Interest expense (2)	(25,142)	(11,549)	(10,319)	(1,416)	9,503		(38,923)
Net effective spread	14,874	2,766	3,177	4,816	8,575		34,208
Guarantee and commitment fees	5,323	47	1,290	—	(730)		5,930
Other income/(expense) (3)	437	102	1	(523)	8,231		8,248
Non-interest income/(loss)	5,760	149	1,291	(523)	7,501		14,178

Provision for loan losses	(420)	—	—	—	—		(420)

Provision for losses	(30)	—	—	—	—		(30)
Other non-interest expense	(3,492)	(764)	(1,382)	(2,174)	—		(7,812)
Non-interest expense (4)	(3,522)	(764)	(1,382)	(2,174)	—		(7,842)
Core earnings before income taxes	16,692	2,151	3,086	2,119	16,076	(5)	40,124
Income tax (expense)/benefit	(5,842)	(753)	(1,080)	1,647	(5,626)		(11,654)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	10,850	1,398	2,006	3,766	10,450	(5)	28,470
Preferred stock dividends	—	—	—	(720)	—		(720)
Non-controlling interest - preferred stock dividends	—	—	—	(5,547)	—		(5,547)
Segment core earnings	$10,850	$1,398	$2,006	$(2,501)	$10,450	(5)	$22,203

Total assets at carrying value	$5,019,070	$1,567,693	$2,314,162	$3,410,486	$—		$12,311,411
Total on- and off-balance sheet program assets at principal balance	8,283,483	1,529,642	2,253,300	—	—		12,066,425

(1)	Includes reconciling adjustments for yield maintenance income and amortization of premiums on assets consolidated at fair value to reflect core earnings amounts.

(2)
Based on effective funding cost determined for each operating segment, including expenses related to interest rate swaps, which are included in Gains on financial derivatives on the GAAP financial statements.

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

(5)
Net  adjustments to reconcile core earnings before income taxes; core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends; and segment core earnings to corresponding GAAP measures: income before income taxes, net income, and net income attributable to common stockholders, respectively.

Core Earnings by Business Segment
For the Three Months Ended March 31, 2011
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Reconciling Adjustments		GAAP Amounts
	(in thousands)
Interest income (1)	$32,079	$13,665	$13,662	$7,187	$(2,521)		$64,072
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(874)	—	—	—	874		—
Interest expense (2)	(20,278)	(10,998)	(10,660)	(4,140)	9,023		(37,053)
Net effective spread	10,927	2,667	3,002	3,047	7,376		27,019
Guarantee and commitment fees	5,765	53	1,443	—	(874)		6,387
Other income/(expense) (3)	962	46	—	(94)	7,746		8,660
Non-interest income/(loss)	6,727	99	1,443	(94)	6,872		15,047

Provision for loan losses	(1,281)	—	—	—	—		(1,281)

Release of losses	1,934	—	—	—	—		1,934
Other non-interest expense	(4,768)	(663)	(1,132)	(2,049)	—		(8,612)
Non-interest expense (4)	(2,834)	(663)	(1,132)	(2,049)	—		(6,678)
Core earnings before income taxes	13,539	2,103	3,313	904	14,248	(5)	34,107
Income tax (expense)/benefit	(4,739)	(736)	(1,160)	2,105	(4,987)		(9,517)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	8,800	1,367	2,153	3,009	9,261	(5)	24,590
Preferred stock dividends	—	—	—	(720)	—		(720)
Non-controlling interest - preferred stock dividends	—	—	—	(5,547)	—		(5,547)
Segment core earnings	$8,800	$1,367	$2,153	$(3,258)	$9,261	(5)	$18,323

Total assets at carrying value	$3,354,391	$1,393,444	$2,300,792	$2,906,985	$—		$9,955,612
Total on- and off-balance sheet program assets at principal balance	8,197,947	1,402,831	2,235,522	—	—		11,836,300

(1)	Includes reconciling adjustments for yield maintenance income and amortization of premiums on assets consolidated at fair value to reflect core earnings amounts.

(2)
Based on effective funding cost determined for each operating segment, including expenses related to interest rate swaps, which are included in Gains on financial derivatives on the GAAP financial statements.

(3)
Includes reconciling adjustments for the reclassification of yield maintenance income, expenses related to interest rate swaps and fair value adjustments on loans held for sale, financial derivatives and trading assets. Also includes a reconciling adjustment related to the recognition of deferred gains over the estimated lives of certain Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities.

(4)	Includes directly attributable costs and an allocation of indirectly attributable costs based on headcount.

(5)
Net  adjustments to reconcile core earnings before income taxes; core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends; and segment core earnings to corresponding GAAP measures: income before income taxes, net income, and net income attributable to common stockholders, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial information included in this report is consolidated to include the accounts of Farmer Mac and its subsidiaries, Farmer Mac Mortgage Securities Corporation and Farmer Mac II LLC. Farmer Mac II LLC was formed as a Delaware limited liability company in December 2009 to operate substantially all of the business related to the Farmer Mac II program - primarily the acquisition of USDA-guaranteed portions. The business operations of Farmer Mac II LLC began in January 2010. Since then, Farmer Mac has operated only that part of the Farmer Mac II program that involves the issuance of Farmer Mac II Guaranteed Securities to investors other than Farmer Mac or Farmer Mac II LLC.

This discussion and analysis of financial condition and results of operations should be read together with: (1) the interim unaudited consolidated financial statements and the related notes that appear elsewhere in this report; and (2) Farmer Mac's Annual Report on Form 10‑K for the fiscal year ended December 31, 2011 filed with the SEC on March 15, 2012.

The discussion below is not necessarily indicative of future results.

Forward-Looking Statements

Some statements made in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 pertaining to management's current expectations as to Farmer Mac's future financial results, business prospects and business developments.  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and typically are accompanied by, and identified with, such terms as "anticipates," "believes," "expects," "intends," "should" and similar phrases.  The following management's discussion and analysis includes forward-looking statements addressing Farmer Mac's:

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

Management's expectations for Farmer Mac's future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties.  Various factors or events could cause Farmer Mac's actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under "Risk Factors" in Part I, Item 1A of Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 15, 2012, as well as uncertainties regarding:

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

Overview

Following another successful year in 2011, Farmer Mac entered 2012 well-positioned to continue to fulfill its mission of serving rural America while providing increased value to stockholders. The successes of 2011 led Farmer Mac to announce in February 2012 the doubling of the quarterly dividend on common stock. Both GAAP and non-GAAP core earnings were strong in first quarter 2012. Those earnings contributed to an increased capital position during the quarter increasing Farmer Mac's excess core capital above its statutory minimum capital requirement to $137.1 million. Portfolio credit quality remained high as 90-day delinquencies as of quarter-end were down compared to first quarter 2011. New business volume in the first quarter was $616.2 million, which raised the aggregate outstanding amount of program volume to $12.1 billion as of March 31, 2012.

Farmer Mac's GAAP net income attributable to common stockholders for the three months ended March 31, 2012 was $22.2 million, compared to $18.3 million for the same period in 2011.  The increase was primarily attributable to higher net interest income. Farmer Mac's non-GAAP core earnings for the three months ended March 31, 2012 were $11.8 million, up from $9.1 million for the three months ended March 31, 2011. Core earnings for first quarter 2012 benefited from higher net effective spread of
$25.6 million, compared to $19.6 million in first quarter 2011. Both GAAP and core earnings were affected by net provisions for losses of $0.5 million in first quarter 2012, compared to a release from the allowance for losses of $0.7 million in the same period in 2011.

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

Farmer Mac's agricultural and rural utilities portfolios continued to perform well during first quarter 2012. As of March 31, 2012, Farmer Mac's 90-day delinquencies were $53.1 million (1.21 percent of the non-AgVantage Farmer Mac I portfolio), up from $40.6 million (0.93 percent) as of December 31, 2011, but down from $57.3 million (1.33 percent) as of March 31, 2011.  The increase in delinquencies from year-end is consistent with the historical trend of Farmer Mac's 90‑day delinquencies fluctuating from quarter to quarter, both in dollars and as a percentage of the outstanding portfolio, with higher levels generally observed at the end of the first and third quarters of each year corresponding to the annual (January 1st) and semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans. Notably, as of March 31, 2012, there were no 90-day delinquencies in Farmer Mac's portfolio of ethanol facility loans, a segment of the portfolio that previously experienced heightened levels of delinquencies for several years.

When analyzing the overall risk profile of its program business, Farmer Mac takes into account more than the Farmer Mac I agricultural loan delinquency percentages provided above. The total program business includes AgVantage securities and rural utilities loans, neither of which have any delinquencies, and the USDA Guaranteed Securities and USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities, which are backed by the full faith and credit of the United States. Across Farmer Mac's entire program business, 90-day delinquencies represented 0.44 percent of the total program business as of March 31, 2012, compared to 0.34 percent as of December 31, 2011 and 0.48 percent as of March 31, 2011.

Farmer Mac's first quarter 2012 new business volume included the purchase of $200.0 million of AgVantage securities issued by Rabo Agrifinance, Inc. with maturities ranging between four and five years. Farmer Mac also completed $179.6 million in LTSPC transactions, $134.9 million of Farmer Mac I and Rural Utilities loan purchases and the purchase of $101.7 million of USDA Guaranteed Securities. Farmer Mac remains well-positioned to meet the needs of expanding demand over time, as the Corporation's capital position is significantly above its statutory and regulatory requirements. See
"—Outlook" for a discussion of opportunities that Farmer Mac foresees for future business growth.

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

For a discussion of Farmer Mac's critical accounting policies related to the allowance for losses, fair value measurement and other-than-temporary impairment and the related use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Corporation's Annual Report on Form 10K for the year ended December 31, 2011 filed with the SEC on March 15, 2012.

Results of Operations

Farmer Mac's GAAP net income attributable to common stockholders for first quarter 2012 was $22.2 million or $2.04 per diluted common share, compared to $18.3 million or $1.72 per diluted common share for first quarter 2011. Farmer Mac's non-GAAP core earnings were $11.8 million or $1.08 per diluted common share in first quarter 2012, compared to $9.1 million or $0.85 per diluted common share in first quarter 2011.

The adjustments required to reconcile from GAAP net income attributable to common stockholders to Farmer Mac's core earnings are related principally to the effects of fair value accounting guidance that cause volatility in periodic GAAP earnings but will not have a cumulative net impact on GAAP earnings if the financial instruments are held to maturity, as is generally expected. Adjustments are also made to exclude specified infrequent or unusual transactions that Farmer Mac believes are not indicative of future operating results and that may not reflect the trends and economic financial performance of the Corporation's core business.

A reconciliation of Farmer Mac's GAAP net income attributable to common stockholders to core earnings is presented in the following table, and the adjustments are described in more detail below the table:

Reconciliation of GAAP Net Income Attributable to Common Stockholders to Core Earnings
	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(in thousands, except per share amounts)
GAAP net income attributable to common stockholders	$22,203	$18,323
Less the after-tax effects of:
Unrealized gains on financial derivatives	10,185	8,980
Unrealized gains on trading assets	714	852
Amortization of premiums and deferred gains on assets consolidated at fair value	(958)	300
Net effects of settlements on agency forward contracts	509	(346)
Lower of cost or fair value adjustment on loans held for sale	—	(525)
Sub-total	10,450	9,261
Core earnings	$11,753	$9,062

Core earnings per share:
Basic	$1.13	$0.88
Diluted	$1.08	$0.85
Weighted-average shares:
Basic	10,365	10,285
Diluted	10,903	10,664

Fair value accounting guidance for financial derivatives requires all derivatives to be recognized as either assets or liabilities on the consolidated balance sheet and measured at fair value. Because Farmer Mac's financial derivatives are not designated in hedge relationships for accounting purposes, changes in the fair value of these instruments are recorded in earnings as they occur, with no fair value adjustment on the corresponding hedged item. To mitigate volatility in GAAP earnings caused from these fair value changes, Farmer Mac elected the fair value option for certain investment securities and Farmer Mac Guaranteed Securities that were funded or hedged principally with financial derivatives. Farmer Mac classifies these assets as trading and measures them at fair value, with changes in fair value recorded in earnings as they occur. Farmer Mac excludes the after-tax effect of unrealized gains and losses resulting from changes in the fair values of financial derivatives and trading assets from its core earnings.

Farmer Mac recorded unrealized gains of $15.7 million ($10.2 million after-tax) for fair value changes on its financial derivatives for the three months ended March 31, 2012, compared to unrealized gains of $13.8 million ($9.0 million after-tax) for the same period in 2011. Fair value gains on trading assets totaled $1.1 million ($0.7 million after-tax) for the three months ended March 31, 2012, compared to $1.3 million ($0.9 million after-tax) for the same period in 2011.  Changes in the fair values of financial derivatives and trading assets have historically contributed significant volatility to Farmer Mac's periodic GAAP earnings. While changes in fair values may at times produce significant gains, as was the case in first quarter 2012 and 2011, they may also produce significant losses.  Future changes in these values cannot be reliably predicted; however, as of March 31, 2012, the cumulative fair value of after-tax losses recorded on financial derivatives was $67.7 million.  Over time, Farmer Mac will realize in earnings the net effect of the cash settlements on its interest rate swap contracts, which will on its own produce either income or expense, but is expected to generate positive net effective spread when combined with the interest received and paid on the assets and liabilities Farmer Mac holds on its balance sheet.  Any positive net effective spread would continue to build retained earnings and capital over time.

In 2010, Farmer Mac was required to consolidate certain variable interest entities ("VIEs") where Farmer Mac held beneficial interests in trusts used as vehicles for securitization. Prior to consolidation, Farmer Mac classified these assets as trading Farmer Mac Guaranteed Securities because of a fair value option election made previously. As such, these assets were measured at fair value and the unrealized gains and losses resulting from changes in fair value were excluded from Farmer Mac's core earnings.  Upon consolidation, these assets were transferred to loans held for investment in consolidated trusts at their fair value, which resulted in an unamortized premium of $42.7 million.  This premium is being amortized into interest income over the contractual lives of the underlying assets.

Also in 2010, Farmer Mac contributed substantially all of the assets, in excess of $1.1 billion, comprising the Farmer Mac II program to a subsidiary, Farmer Mac II LLC.  The contributed assets included Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities that were designated as either available- for-sale or trading, depending on whether a fair value option election had been made previously. Farmer Mac transferred these assets at their fair value, which resulted in an unamortized premium of $39.1 million being recorded by Farmer Mac II LLC. This premium is being amortized into interest income over the estimated remaining lives of the USDA-guaranteed portions that were transferred.

At the time of transfer, Farmer Mac had after-tax unrealized gains of $7.0 million recorded in accumulated other comprehensive income related to changes in the fair value of the contributed securities designated as available-for-sale. These gains are being amortized into other income based on the estimated remaining lives of the related USDA-guaranteed portions. On a consolidated basis, the amortization of these gains will offset the premium amortization on the contributed securities designated as available-for-sale.

The after-tax net effect of the amortization of the premiums and deferred gains described above are shown as amortization of premiums and deferred gains on assets consolidated at fair value in the table above. Farmer Mac excludes these items from core earnings because they are not expected to have an economic effect on Farmer Mac's financial performance if the assets are held to maturity, as is generally expected. As of March 31, 2012, $57.3 million of these premiums were still outstanding and $3.4 million of after-tax gains remained deferred in accumulated other comprehensive income.

Farmer Mac routinely enters into forward sales contracts on the debt of other GSEs to reduce its interest rate exposure on forecasted future debt issuances. In its calculation of core earnings, Farmer Mac reverses the gains or losses resulting from the net settlement of these contracts in the period of settlement and amortizes them over the estimated lives of the associated debt issuances.  The after-tax net effect of these items is shown as net effect of settlements on agency forward contracts in the table above. Changes in the fair values of these contracts prior to net settlement are excluded from Farmer Mac's core earnings and are captured in unrealized gains on financial derivatives in the table above.

Farmer Mac's portfolio of loans held for sale is reported at the lower of cost or fair value and is subject to fair value adjustments in certain periods. Unrealized gains and losses recorded to adjust the carrying value of loans held for sale to the lower of cost or fair value are excluded from Farmer Mac's core earnings.

The following sections provide more detail regarding specific components of Farmer Mac's results of operations.

Net Interest Income.  Net interest income for the three months ended March 31, 2012 was $34.2 million, compared to $27.0 million for the same period during 2011. The increase in net interest income in first quarter 2012 was primarily attributable to purchases of AgVantage securities throughout 2011 and 2012 that Farmer Mac held on balance sheet. The overall net interest yield was 119 basis points for the three months ended March 31, 2012, compared to 118 basis points for the three months ended March 31, 2011.

The following table provides information regarding interest-earning assets and funding for the three months ended March 31, 2012 and 2011.  The balance of non-accruing loans is included in the average balance of loans, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities presented, though the related income is accounted for on a cash basis.  Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly.  The balance of consolidated loans with beneficial interests owned by third parties is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities.  The interest income and expense associated with these trusts are shown in the net effect of consolidated trusts.  The average rate earned on cash and investments reflects lower short-term market rates during first quarter 2012 compared to first quarter 2011.  The lower average rate on loans, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities during first quarter 2012 reflects the decline in market rates reflected in the rates on loans acquired or reset during the past year.  The lower average rate on Farmer Mac's notes payable due within one year is consistent with general trends in average short-term rates during the periods presented.  The downward trend in the average rate on notes payable due after one year reflects the retirement of older debt and the issuance of new debt at lower market rates.

	For the Three Months Ended
	March 31, 2012			March 31, 2011
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$2,930,357	$6,232	0.85%	$2,309,187	$7,187	1.24%
Loans, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities (1)	7,928,392	58,935	2.97%	6,044,221	46,964	3.11%
Total interest-earning assets	10,858,749	65,167	2.40%	8,353,408	54,151	2.59%
Funding:
Notes payable due within one year	5,178,474	2,259	0.17%	3,746,828	2,436	0.26%
Notes payable due after one year (2)	5,186,845	29,430	2.27%	4,205,213	25,570	2.43%
Total interest-bearing liabilities (3)	10,365,319	31,689	1.22%	7,952,041	28,006	1.41%
Net non-interest-bearing funding	493,430	—		401,367	—
Total funding	10,858,749	31,689	1.17%	8,353,408	28,006	1.34%
Net interest income/yield prior to consolidation of certain trusts	10,858,749	33,478	1.23%	8,353,408	26,145	1.25%
Net effect of consolidated trusts (4)	671,244	730	0.44%	791,313	874	0.44%
Adjusted net interest income/yield	$11,529,993	$34,208	1.19%	$9,144,721	$27,019	1.18%

(1)	Excludes interest income of $8.0 million and $9.9 million in 2012 and 2011, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(2)	Includes current portion of long-term notes.

(3)	Excludes interest expense of $7.2 million and $9.0 million in 2012 and 2011, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(4)	Includes the effect of consolidated trusts with beneficial interests owned by third party investors.

The following table sets forth information regarding the changes in the components of Farmer Mac's net interest income for the periods indicated.  For each category, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume).  Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size.  The decreases in income due to changes in rate reflect the reset of variable rate investments and adjustable rate mortgages to lower rates and the acquisition of new lower-yielding investments, loans, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities, as described above.  The decreases in expense reflect the decreased cost of funding due to lower interest rates in the debt markets. The increases due to changes in volume reflect the increase in on-balance sheet assets during first quarter 2012 compared to first quarter 2011.

	For the Three Months Ended March 31, 2012 Compared to Same Period 2011
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$(2,507)	$1,552	$(955)
Loans, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	(2,113)	14,084	11,971
Total	(4,620)	15,636	11,016
Expense from interest-bearing liabilities	(4,034)	7,717	3,683
Change in net interest income prior to consolidation of certain trusts (1)	$(586)	$7,919	$7,333

(1)	Excludes the effect of consolidated trusts with beneficial interests owned by third parties.

The net interest yield includes yield maintenance payments received upon the early payoff of certain borrowers' loans and the amortization of premiums on assets consolidated at fair value and excludes the accrual of income and expense related to the contractual amounts due on financial derivatives.  The following paragraphs describe the effects of these items on the net interest yield and the table below presents them as adjustments to reconcile to the net effective spread Farmer Mac earns on the difference between its interest-earning assets and its net funding costs, including payments for income and expense related to financial derivatives.

Farmer Mac uses interest rate swap contracts to manage its interest rate risk exposure by modifying the interest rate reset or maturity characteristics of certain assets and liabilities.  Farmer Mac accounts for its financial derivatives as undesignated financial derivatives.  Accordingly, the Corporation presents the income or expense related to the contractual amounts due on financial derivatives in "Gains on financial derivatives" on the consolidated statements of operations.  Farmer Mac includes the effect of these items in its calculation of net effective spread.  For the three months ended March 31, 2012, expenses related to financial derivatives were $9.5 million (35 basis points), compared to $9.0 million (43 basis points) for the three months ended March 31, 2011.

Net interest income and net interest yields for the three months ended March 31, 2012 and 2011 include the benefits of yield maintenance payments of $0.2 million (1 basis point) and $0.1 million (less than
1 basis point), respectively.   Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans.  Because the timing and size of these payments vary greatly, variations do not necessarily indicate positive or negative trends to gauge future financial results.

Farmer Mac's net interest income and net interest yield for the three months ended March 31, 2012 and 2011 also include expenses of $1.9 million (7 basis points) and $2.6 million (12 basis points), respectively, related to the amortization of premiums on assets consolidated at fair value. These premiums are being amortized into interest income over the contractual or estimated remaining lives of the underlying assets.

The following table presents the net effective spread between Farmer Mac's interest-earning assets and its net funding costs.  This spread is measured by including income or expense related to financial derivatives and excluding yield maintenance payments and the amortization of premiums on assets consolidated at fair value. New on-balance sheet program volume added during first quarter 2012 and throughout 2011 increased Farmer Mac's net effective spread to $25.6 million in first quarter 2012 compared to
$19.6 million in first quarter 2011. The net yield was 94 basis points in both first quarter 2012 and 2011. See Note 9 to the consolidated financial statements for more information regarding net effective spread for Farmer Mac's individual business segments.

	For the Three Months Ended
	March 31, 2012		March 31, 2011
	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income/yield prior to consolidation of certain trusts	$33,478	1.23%	$26,145	1.25%
Expense related to financial derivatives	(9,504)	(0.35)%	(9,023)	(0.43)%
Yield maintenance payments	(224)	(0.01)%	(99)	—
Amortization of premiums on assets consolidated at fair value	1,882	0.07%	2,620	0.12%
Net effective spread	$25,632	0.94%	$19,643	0.94%

Provision for Loan Losses.  During the three months ended March 31, 2012 and 2011, Farmer Mac recorded provisions to its allowance for loan losses of $0.4 million and $1.3 million, respectively. In first quarter 2011, Farmer Mac purchased two defaulted loans pursuant to the terms of an LTSPC agreement. This resulted in a reclassification of $1.8 million of specific allowance, which had been recorded in 2010, from the reserve for losses to the allowance for loan losses. This reclassification was partially offset by a decline in Farmer Mac's general loan loss allowance related to its exposure to the ethanol industry. As of March 31, 2012, Farmer Mac's total allowance for loan losses was $10.6 million, compared to $10.2 million as of December 31, 2011.  See "—Risk Management—Credit Risk – Loans."

Provision for and Release of Losses.  During the three months ended March 31, 2012, Farmer Mac recorded provisions for losses of $30,000, compared to a release of losses of $1.9 million for the three months ended March 31, 2011.  The release of losses recorded in first quarter 2011 primarily resulted from the reclassification of the $1.8 million specific allowance described above.  As of March 31, 2012 and December 31, 2011, Farmer Mac's reserve for losses was $7.4 million.  See "—Risk Management—Credit Risk – Loans."

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, were $5.9 million for first quarter 2012, compared to $6.4 million for first quarter 2011. The decrease in guarantee and commitment fees in 2012 was primarily attributable to the maturity of a $475.0 million AgVantage security during 2011 that was not replaced with new business last year.

Gains on Financial Derivatives.  Farmer Mac accounts for its financial derivatives as undesignated financial derivatives and does not apply hedge accounting.  The net effect of gains and losses on financial derivatives recorded in Farmer Mac's consolidated statements of operations was a net gain of $6.4 million for the three months ended March 31, 2012, compared to a net gain of $4.0 million for the three months ended March 31, 2011. The components of gains and losses on financial derivatives for the three months ended March 31, 2012 and 2011 are summarized in the following table:

	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(in thousands)
Realized:
Expense related to financial derivatives	$(9,504)	$(9,023)
Gains/(losses) due to terminations or net settlements	234	(796)
Unrealized gains due to fair value changes	15,670	13,824
Gains on financial derivatives	$6,400	$4,005

The accrual of periodic cash settlements for interest paid or received from Farmer Mac's interest rate swap contracts is shown as expense related to financial derivatives in the table above.  Payments or receipts to terminate derivative positions or net cash settle forward sales contracts on the debt of other GSEs and U.S. Treasury futures are included in gains/(losses) due to terminations or net settlements.  Changes in the fair value of Farmer Mac's open derivative positions are captured in unrealized gains due to fair value changes and are primarily the result of fluctuations in long-term interest rates.

For the three months ended March 31, 2012 and 2011, Farmer Mac was a party to interest rate swap contracts with one related party, Zions First National Bank.  Farmer Mac realized expenses of $0.3 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively, related to these interest rate swap contracts.  Farmer Mac recognized unrealized gains of $0.1 million and $1.7 million, for the three months ended March 31, 2012 and 2011, respectively, due to changes in the fair values of these interest rate swap contracts.

Gains on Trading Assets.  During the three months ended March 31, 2012 and 2011, Farmer Mac recorded unrealized gains on trading assets of $1.1 million and $1.3 million, respectively. Of the total unrealized gains recognized on trading assets during the three months ended March 31, 2012 and 2011, $1.0 million and $0.6 million, respectively, relate to assets selected for the fair value option. Farmer Mac made no fair value option elections during the three months ended March 31, 2012 and 2011.

The trading gains recorded in first quarter 2012 resulted primarily from an increase in the fair value of the USDA Guaranteed Securities contributed to Farmer Mac II LLC. The trading gains recorded in first quarter 2011 were primarily the result of an increase in the fair value of Farmer Mac's investment in AgFirst Farm Credit Bank preferred stock. The AgFirst Farm Credit Bank preferred stock was called in fourth quarter 2011.

Gains on Sale of Available-for-Sale Investment Securities.  During the three months ended March 31, 2012 and 2011, Farmer Mac realized net gains of $28,000 and $0.2 million, respectively, from the sale of securities from its available-for-sale investment portfolio.

Lower of Cost or Fair Value Adjustment on Loans Held for Sale.  During the three months ended March 31, 2012, Farmer Mac recorded no fair value adjustment on loans held for sale, compared to unrealized losses of $0.8 million for the same period in 2011.

Other Income. Other income totaled $0.7 million for first quarter 2012, compared to $3.9 million for the first quarter 2011. Other income during first quarter 2011 included the recognition of $3.1 million of gains previously deferred in accumulated other comprehensive income related to fair value changes of certain Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities contributed to Farmer Mac II LLC in 2010.

Compensation and Employee Benefits.  Compensation and employee benefits were $4.5 million for both first quarter 2012 and 2011.

General and Administrative Expenses.  General and administrative expenses, including legal, audit and consulting fees, were $2.8 million for first quarter 2012, compared to $2.3 million for first quarter 2011. The increase in general and administrative expenses in first quarter 2012 was attributable to increased audit and consulting fees and higher rent expense on new office space.

Regulatory Fees.  Regulatory fees for the three months ended March 31, 2012 and 2011 were $0.6 million. FCA has advised Farmer Mac that its estimated fees for the federal fiscal year ending September 30, 2012 will be $2.3 million, unchanged from the federal fiscal year ended September 30, 2011.  After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.

REO Operating Costs. Farmer Mac recorded an immaterial amount of real estate owned ("REO") operating costs during first quarter 2012. During first quarter 2011, Farmer Mac recorded REO operating costs of $0.4 million to adjust the carrying value of REO properties to net realizable value (fair value less estimated costs to sell).

Other Expense. During first quarter 2011, Farmer Mac recorded $0.9 million of expense related to the termination of an agreement with a third party that previously provided services related to loan and security administration for certain Farmer Mac I assets. Farmer Mac is currently performing those services internally and expects to continue to do so in the future. Farmer Mac incurred no comparable termination charge in first quarter 2012.

Income Tax Expense.  Income tax expense totaled $11.7 million for first quarter 2012, compared to $9.5 million for first quarter 2011.  Income tax expense increased during first quarter 2012 primarily due to higher pre-tax book income.  Farmer Mac's effective tax rates for first quarter 2012 and 2011 were
29 percent and 28 percent, respectively.  The effective tax rate varies from the statutory federal rate of
35 percent primarily due to the income attributable to the non-controlling interest in Farmer Mac II LLC, for which Farmer Mac does not incur income tax expense.

Business Volume.  During first quarter 2012, Farmer Mac added $616.2 million of new program volume. Specifically, Farmer Mac:

•	purchased $110.5 million of newly originated Farmer Mac I eligible loans;

•	added $179.6 million of Farmer Mac I eligible loans under LTSPCs;

•	purchased $200.0 million of Farmer Mac I AgVantage securities;

•	purchased $24.4 million of loans under the Rural Utilities program; and

•	purchased $101.7 million of Farmer Mac II USDA-guaranteed portions.

Farmer Mac's outstanding program volume was $12.1 billion as of March 31, 2012, an increase of $153.1 million from December 31, 2011, as new volume exceeded maturities and principal paydowns on existing program assets. The new program volume for the quarter included $200.0 million of AgVantage securities purchased from Rabo Agrifinance Inc. with maturities between four and five years. The principal paydowns and maturities for the quarter included the maturity of $95.7 million Rural Utilities AgVantage securities.

The following table sets forth Farmer Mac I, Farmer Mac II and Rural Utilities loan purchase, LTSPC and guarantee activities for newly originated and current seasoned loans during the periods indicated:

Farmer Mac Loan Purchases, Guarantees and LTSPCs
	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(in thousands)
Farmer Mac I:
Loans	$110,486	$211,899
LTSPCs	179,637	54,152
Farmer Mac Guaranteed Securities - AgVantage	200,000	500,000
Farmer Mac II:
USDA Guaranteed Securities	101,725	116,230
Farmer Mac Guaranteed Securities	—	1,023
Rural Utilities:
Loans	24,350	80,517
Total purchases, guarantees and commitments	$616,198	$963,821

The following table presents the outstanding principal balance of loans held, loans underlying LTSPCs and on- and off-balance sheet Farmer Mac Guaranteed Securities and USDA Guaranteed Securities as of March 31, 2012 and December 31, 2011:

Outstanding Balance of Loans, Loans Underlying Farmer Mac
Guaranteed Securities and LTSPCs, and USDA Guaranteed Securities
	March 31, 2012	December 31, 2011
	(in thousands)
On-balance sheet:
Farmer Mac I:
Loans	$1,288,908	$1,251,370
Loans held in trusts:
Beneficial interests owned by Farmer Mac	42	181
Beneficial interests owned by third party investors	656,006	696,554
Farmer Mac Guaranteed Securities - AgVantage	2,941,000	2,741,000
Farmer Mac II:
USDA Guaranteed Securities	1,455,819	1,435,679
Farmer Mac Guaranteed Securities	35,144	35,410
Rural Utilities:
Loans	542,064	529,227
Loans held in trusts:
Beneficial interests owned by Farmer Mac	379,865	386,800
Farmer Mac Guaranteed Securities - AgVantage	1,315,100	1,410,800
Total on-balance sheet	$8,613,948	$8,487,021
Off-balance sheet:
Farmer Mac I:
Farmer Mac Guaranteed Securities - AgVantage	$970,000	$970,000
LTSPCs	1,850,362	1,776,051
Farmer Mac Guaranteed Securities	577,165	621,871
Farmer Mac II:
Farmer Mac Guaranteed Securities	38,679	42,088
Rural Utilities:
Farmer Mac Guaranteed Securities - AgVantage	16,271	16,271
Total off-balance sheet	$3,452,477	$3,426,281
Total	$12,066,425	$11,913,302

Of the $12.1 billion outstanding principal balance of volume included in Farmer Mac's three programs as of March 31, 2012, $5.2 billion are Farmer Mac Guaranteed Securities structured as AgVantage securities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Unlike business volume in the form of purchased loans, USDA Guaranteed Securities, and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, the Farmer Mac Guaranteed Securities structured as AgVantage securities do not pay down principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due.

The following table summarizes by maturity date the outstanding principal amount of both on- and off-balance sheet AgVantage securities as of March 31, 2012:

AgVantage Balances by Year of Maturity
As of
March 31, 2012
(in thousands)
2012	$402,800
2013	407,250
2014	1,060,900
2015	550,250
2016	1,102,000
Thereafter	1,719,171
Total	$5,242,371

As shown in the table above, $402.8 million of the outstanding $5.2 billion of AgVantage securities matures in 2012.  If the issuer of a maturing AgVantage security does not issue a new series of AgVantage securities to replace the maturing securities, and Farmer Mac does not find alternate sources of business volume, the Corporation's income could be adversely affected. However, the income effect of maturing AgVantage securities, particularly off-balance sheet transactions, may not be material and will likely not be proportional to the amount of any resulting decrease in business volume.

The weighted-average age of the Farmer Mac I newly originated and current seasoned loans purchased during first quarter 2012 and 2011 was less than one month and 2.4 years, respectively. The first quarter 2012 and 2011 purchases had a weighted-average remaining term to maturity of 16.4 years and 15.5 years, respectively. Of the Farmer Mac I newly originated and current seasoned loans purchased during first quarter 2012 and 2011, 83 percent and 58 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity.

As part of fulfilling its guarantee obligations for Farmer Mac I Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90 days delinquent or in material non-monetary default at the time of purchase, out of the loan pools underlying those securities and LTSPCs, and records the purchased loans as such on its balance sheet.  The purchase price for defaulted loans purchased out of Farmer Mac I Guaranteed Securities is the current outstanding principal balance of the loan plus accrued and unpaid interest.  The purchase price for defaulted loans purchased under an LTSPC is the then-current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loans payable out of any future loan payments or liquidation proceeds as received.  The purchase price of a defaulted loan is not an indicator of the expected loss on that loan; many other factors affect expected loss, if any, on loans so purchased. The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during first quarter 2012 and 2011 was 6.4 years and 4.1 years, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk - Loans" in the Corporation's Annual Report on Form 10‑K for the year ended December 31, 2011 filed with the SEC on March 15, 2012.

The following table presents Farmer Mac's purchases of newly originated and current seasoned loans under the Farmer Mac I program and purchases of defaulted loans underlying Farmer Mac I Guaranteed Securities and LTSPCs for the periods indicated:

	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(in thousands)
Farmer Mac I newly originated and current seasoned loan purchases	$110,486	$211,899
Defaulted loans purchased underlying Farmer Mac I Guaranteed Securities owned by third party investors	729	1,369
Defaulted loans purchased underlying LTSPCs	—	15,556
Total loan purchases	$111,215	$228,824

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

The assets of Farmer Mac II LLC will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.  As of March 31, 2012, Farmer Mac II LLC held assets with a fair value of $1.6 billion, had debt outstanding of $242.0 million, had preferred stock outstanding with a liquidation preference of $250.0 million, and had $1.0 billion of common stock outstanding held by Farmer Mac. For more information about the formation and operations of Farmer Mac II LLC and the features of the preferred stock issued by Farmer Mac II LLC in January 2010, see Notes 7 and 9 to the consolidated financial statements.

Outlook

Strong profitability within the agricultural sector due largely to strong commodity prices and a continued low interest rate environment has continued into 2012, resulting in reduced demand for longer-term, fixed-rate loan products as an increased number of farmland purchases continue to be cash purchases or purchases with little borrowed money, as compared to prior periods. Furthermore, a variety of factors, including prevailing economic conditions, monetary policy, and investor preference for bank deposits over bond and equity investments, have resulted in rural lenders experiencing strong liquidity into 2012. In addition, continued weakness in the general economy, including a soft housing market, has reduced demand for rural electric power and, consequently, the need for rural utilities cooperatives to borrow money. These factors present challenges to Farmer Mac's ability to increase overall program volume.

As market conditions change, Farmer Mac believes that there will again be a movement toward longer-term mortgage financing by farmland owners and increased demand for Farmer Mac's secondary market tools as rural lenders make more loans and adapt to the changing regulatory environment, which could require more liquidity and capital. Also, many domestic economic indicators have improved from recent years, and industry sources have forecast increased capital expenditures within the rural utilities industry as the economy recovers, which would increase rural utilities cooperatives' demand for loans. Any of these conditions would benefit Farmer Mac's business volume initiatives.

As a result of its continued strong performance, Farmer Mac is well-positioned to meet the needs of expanding demand that is expected over time. With a capital position significantly above applicable statutory and regulatory requirements, Farmer Mac continues to represent a potential source of liquidity, capital, and risk management to help lenders meet the borrowing needs of their customers. Farmer Mac foresees opportunities for continued business growth in both the agricultural and rural utilities segments, though the pace of growth will be dictated by the capital and liquidity demands of lenders and lenders' commodity concentrations.

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

Farmer Mac continues to closely monitor both sector profitability and agricultural land value trends, and to tailor underwriting practices to these conditions. Land values have continued to increase based on the solid returns for agricultural producers. Concern over land value increases is mitigated somewhat by the amount of cash being used to make purchases and the consideration that a majority of agricultural land purchases are being made by producers rather than investors. Although Farmer Mac underwrites loans with an emphasis on the borrower's repayment capacity, it is noteworthy that the weighted average original LTV (based on original appraised value that has not been indexed to provide a current market value) for loans in the Farmer Mac I program (excluding loans pledged to secure AgVantage bonds) was approximately 54 percent and 52 percent as of March 31, 2012 and December 31, 2011, respectively. Farmer Mac also continues to monitor the establishment and evolution of governmental policies and regulations that affect farmers, ranchers, and lenders, including agricultural policies contained in the current Farm Bill due to expire later this year. The cyclical credit issues related to the agricultural sector are expected to remain within Farmer Mac's historical experience.

Renewable Energy Sector:  Farmer Mac's support of the renewable energy sector is centered in ethanol production, an industry that continues to adjust to high input costs and a changed federal support policy, resulting in narrow or uneven profit margins in many cases. Support for this industry in the form of an excise tax credit and an import tariff expired at the end of 2011, and it is too early to determine how this will affect profitability within the industry. The Renewable Fuel Standard currently mandates targeted use of fuel from renewable sources. However, it is uncertain whether the Renewable Fuel Standard will remain in place or be revised in the near term, especially in light of opposition from various legislators and the protein sector due to resulting increased feed costs. Ethanol prices during the first part of 2012 have generally been weak.  Many ethanol blenders established large inventories of ethanol in advance of the expiration of the excise tax credit in 2011, which has placed downward pressure on ethanol prices early in 2012.  In addition, demand for ethanol as a blending agent has also decreased as sharp increases in the pump price of gasoline have resulted in diminished consumer demand for gasoline and, consequently, diminished demand for ethanol as a blending agent.  As a result of these factors, many ethanol plants have operated at less than 100% capacity recently.  It is also uncertain how price volatility of both corn feedstock and oil will ultimately impact the ethanol industry. Profit margins at the ethanol production level will likely remain narrow for the foreseeable future.

Rural Utilities Industry:  Farmer Mac believes that the rural utilities industry is strong, with significant needs for future financing during the next five to ten years, as capital will be needed for industry growth, modernization, and compliance with environmental regulations.  The rural utilities industry's demand for loans tends to follow the state of the general economy.  Electric consumption has been reduced over the past few years, which has slowed loan demand.  Farmer Mac expects that loan demand will increase as the economy strengthens.

Much of the electrical power generated by rural utilities uses coal as a fuel. The industry is expected to require additional capital as it invests in transmission system improvements, demand-side management, and clean energy projects such as natural gas-fired generating projects in response to low natural gas fuel costs. The industry would also require capital to deal with any future public policy initiatives such as environmental regulations and any clean energy initiatives that may develop. Farmer Mac's ability to grow the rural utilities portion of its business may depend on the effects that any such initiatives may have on borrowers' profitability.

Balance Sheet Review

Assets.  Total assets as of March 31, 2012 were $12.3 billion, compared to $11.9 billion as of December 31, 2011.  The increase in total assets was primarily driven by higher levels of non-program assets held for liquidity purposes and an increase in the outstanding balance of Farmer Mac Guaranteed Securities resulting from purchases of $200.0 million of AgVantage securities during first quarter 2012.

As of March 31, 2012, Farmer Mac had $975.0 million of cash and cash equivalents, compared to $817.0 million as of December 31, 2011.  As of March 31, 2012, Farmer Mac had $2.4 billion of investment securities, $4.4 billion of Farmer Mac Guaranteed Securities, and $1.5 billion of USDA Guaranteed Securities, compared to $2.2 billion of investment securities, $4.3 billion of Farmer Mac Guaranteed Securities and $1.5 billion of USDA Guaranteed Securities as of December 31, 2011.

Liabilities.  Total liabilities increased to $11.7 billion as of March 31, 2012 from $11.3 billion as of December 31, 2011.  The increase in liabilities was due primarily to an overall increase in notes payable used to purchase program and non-program assets.

Equity.  As of March 31, 2012, Farmer Mac had total equity of $576.9 million comprised of stockholders' equity of $335.0 million and non-controlling interest – preferred stock of $241.9 million.  As of December 31, 2011 Farmer Mac had total equity of $554.5 million comprised of stockholders' equity of $312.6 million and non-controlling interest - preferred stock of $241.9 million.  The increase in total equity during first quarter 2012 was primarily the result of increased retained earnings.

Regulatory Capital Compliance.  Farmer Mac was in compliance with its statutory minimum capital requirement and its risk-based capital standard as of March 31, 2012.  Farmer Mac is required to hold capital at the higher of its statutory minimum capital requirement and the amount required by its risk-based capital stress test.  As of March 31, 2012, Farmer Mac's core capital totaled $497.7 million and exceeded its statutory minimum capital requirement of $360.6 million by $137.1 million.  As of December 31, 2011, Farmer Mac's core capital totaled $475.2 million and exceeded its statutory minimum capital requirement of $348.7 million by $126.5 million.  On April 27, 2011, FCA published a final rule implementing changes to the method for calculating Farmer Mac's risk-based capital requirement, which became effective in second quarter 2011. As of March 31, 2012, Farmer Mac's risk-based capital stress test generated a risk-based capital requirement of $34.7 million.  Farmer Mac's regulatory capital of $515.7 million exceeded that amount by approximately $481.0 million.  Accumulated other comprehensive income is not a component of Farmer Mac's core capital or regulatory capital.

Off-Balance Sheet Arrangements

Farmer Mac offers approved lenders two credit enhancement alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans:  (1) LTSPCs, which are available only through the Farmer Mac I and Rural Utilities programs; and (2) Farmer Mac Guaranteed Securities, which are available through each of the Farmer Mac I, Farmer Mac II and Rural Utilities programs. For securitization of trusts where Farmer Mac is the primary beneficiary, the trust assets and liabilities are included on Farmer Mac's consolidated balance sheet. For the remainder of these transactions, and in the event of deconsolidation, both of these alternatives result in the creation of off-balance sheet obligations for Farmer Mac. See Notes 1(g) and 6 to the consolidated financial statements for further information regarding consolidation and Farmer Mac's off-balance sheet program activities.

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

Farmer Mac generally assumes 100 percent of the credit risk on loans held and loans underlying Farmer Mac I Guaranteed Securities, LTSPCs and Farmer Mac Guaranteed Securities – Rural Utilities. Farmer Mac has direct credit exposure to loans in non-AgVantage transactions and indirect credit exposure to loans that secure AgVantage transactions, which involve a general obligation of a lender secured by qualified loans.  The credit exposure of Farmer Mac and Farmer Mac II LLC on USDA-guaranteed portions is covered by the full faith and credit of the United States.  Farmer Mac believes that the Corporation and Farmer Mac II LLC have little or no credit risk exposure to USDA-guaranteed portions because of the USDA guarantee.  As of March 31, 2012, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any business under the Farmer Mac II program and does not expect that the Corporation or Farmer Mac II LLC will incur any such losses in the future.

Farmer Mac has established underwriting, collateral valuation and documentation standards (including interest rate shock tests for adjustable rate mortgages with initial reset periods of less than five years) for agricultural real estate mortgage loans and rural utilities loans. Farmer Mac believes that these standards mitigate the risk of loss from borrower defaults and provide guidance about the management, administration, and conduct of underwriting and appraisals to all participating sellers and potential sellers in its programs.  These standards were developed on the basis of industry norms for agricultural real estate mortgage loans and rural utilities loans and are designed to assess the creditworthiness of the borrower, as well as the value of the collateral securing the loan.  Farmer Mac evaluates and adjusts these standards on an ongoing basis based on current and anticipated market conditions.

Farmer Mac's charter authorizes a maximum loan size (adjusted annually for inflation) for a Farmer Mac I loan secured by more than 1,000 acres of agricultural real estate. The annual adjustment resulted in that maximum loan size increasing from $9.8 million to $10.1 million in February 2012. Although the charter does not prescribe a maximum loan size for a Farmer Mac I loan secured by 1,000 acres or less of agricultural real estate or for a loan to be eligible for the Rural Utilities program, Farmer Mac has established limits for exposure to any one borrower or related borrowers on those types of loans. In April 2012, Farmer Mac increased the maximum amount of direct borrower credit risk exposure on those loans (i.e., for non-AgVantage transactions) from $22.5 million to $30.0 million. The maximum borrower credit risk exposure for those loans in AgVantage transactions, which involve the general obligation of a lender that is in turn secured by eligible loans and result in indirect exposure to credit risk on loans, remains unchanged at $75.0 million.

Farmer Mac requires sellers to make representations and warranties regarding the conformity of eligible mortgage and rural utilities loans to these standards, the accuracy of loan data provided to Farmer Mac and other requirements related to the loans.  Sellers are responsible to Farmer Mac for breaches of those representations and warranties, and Farmer Mac has the ability to require a seller to cure, replace or repurchase a loan sold or transferred to Farmer Mac if any breach of a representation or warranty is discovered that was material to Farmer Mac's decision to purchase the loan or that directly or indirectly causes a default or potential loss on a loan sold or transferred by the seller to Farmer Mac.  Pursuant to contracts with Farmer Mac and in consideration for servicing fees, Farmer Mac-approved central servicers service mortgage loans in accordance with Farmer Mac requirements.  Central servicers are responsible to Farmer Mac for serious errors in the servicing of those mortgage loans.  Detailed information regarding Farmer Mac's underwriting and collateral valuation standards and seller eligibility requirements are presented in "Business—Farmer Mac Programs—Farmer Mac I—Underwriting and Collateral Valuation (Appraisal) Standards," "Business—Farmer Mac Programs—Farmer Mac I—Sellers" and "Business—Farmer Mac Programs—Rural Utilities" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012.

Farmer Mac AgVantage securities are general obligations of institutions approved by Farmer Mac and are secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  As such, all AgVantage securities are secured by current loans representing at least 100 percent of the outstanding amount of the security.  As of March 31, 2012, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future. See "—Credit Risk—Institutional" for more information about Farmer Mac's credit risk on AgVantage securities.

Farmer Mac has developed different underwriting standards for rural utilities loans that depend on whether direct or indirect credit exposure is assumed on a loan and whether the borrower is an electric distribution cooperative or a G&T cooperative. As of March 31, 2012, there were no delinquencies in Farmer Mac's portfolio of rural utilities loans, which includes rural utilities loans held and rural utilities loans underlying or securing Farmer Mac Guaranteed Securities - Rural Utilities. Farmer Mac's direct credit exposure to rural utilities loans as of March 31, 2012 was $921.9 million, of which $895.6 million were loans to electric distribution cooperatives and $26.3 million were loans to G&T cooperatives. Farmer Mac also had indirect credit exposure to the rural utilities loans securing Farmer Mac Guaranteed Securities - Rural Utilities structured as AgVantage securities, some of which were secured by loans to G&T cooperatives. For more information, see "—Credit Risk—Institutional."

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

The following table summarizes the components of Farmer Mac's allowance for losses as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(in thousands)
Allowance for loan losses	$10,581	$10,161
Reserve for losses:
Off-balance sheet Farmer Mac I Guaranteed Securities	393	364
LTSPCs	6,992	6,991
Total allowance for losses	$17,966	$17,516

The following table summarizes the changes in the components of Farmer Mac's allowance for losses for each year in the three months ended March 31, 2012 and 2011:

	For the Three Months Ended
	March 31, 2012			March 31, 2011
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Beginning Balance	$10,161	$7,355	$17,516	$9,803	$10,312	$20,115
Provision for/(release of) losses	420	30	450	1,281	(1,934)	(653)
Charge-offs	—	—	—	—	—	—
Ending Balance	$10,581	$7,385	$17,966	$11,084	$8,378	$19,462

Farmer Mac recorded provisions of $0.5 million to the allowance for losses during the three months ended March 31, 2012, compared to a net release of $0.7 million for the same period 2011. Farmer Mac did not record any charge-offs or recoveries during first quarter 2012 and 2011. As of March 31, 2012, Farmer Mac's allowance for losses totaled $18.0 million, or 41 basis points of the outstanding principal balance of loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities), compared to $17.5 million, or 40 basis points as of December 31, 2011.

As of March 31, 2012, Farmer Mac's 90-day delinquencies were $53.1 million (1.21 percent), compared to $57.3 million (1.33 percent) as of March 31, 2011.  As of March 31, 2012 and 2011, there were no ethanol loans included in 90-day delinquencies. Loans that have been restructured were insignificant and are included within the reported 90-day delinquency disclosure.  From quarter to quarter, Farmer Mac anticipates that 90-day delinquencies will fluctuate, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the semi-annual (January 1 and July 1) payment characteristics of most Farmer Mac I loans.

When analyzing the overall risk profile of its program business, Farmer Mac takes into account more than the Farmer Mac I agricultural loan delinquency percentages provided above. The total program business includes AgVantage securities and rural utilities loans, neither of which have any delinquencies, and the USDA Guaranteed Securities and USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities, which are backed by the full faith and credit of the United States. Across Farmer Mac's entire program business, 90-day delinquencies represented 0.44 percent of total program business as of March 31, 2012, compared to 0.34 percent as of December 31, 2011 and 0.48 percent as of March 31, 2011.

As of March 31, 2012, Farmer Mac's ethanol exposure, which includes loans held and loans subject to LTSPCs, was $155.7 million on 27 different plants, with an additional $39.7 million of undisbursed commitments.  Other than the undisbursed commitments, Farmer Mac does not expect to add additional ethanol loans to its portfolio.

The following table presents historical information regarding Farmer Mac's 90-day delinquencies in the Farmer Mac I program compared to the principal balance of all Farmer Mac I loans held and loans underlying Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs:

	Outstanding Loans, Guarantees (1), and LTSPCs	90-day Delinquencies	Percentage
	(dollars in thousands)
As of:
March 31, 2012	$4,372,483	$53,119	1.21%
December 31, 2011	4,349,163	40,622	0.93%
September 30, 2011	4,381,264	44,848	1.02%
June 30, 2011	4,315,987	54,633	1.27%
March 31, 2011	4,314,328	57,324	1.33%
December 31, 2010	4,304,120	70,248	1.63%
September 30, 2010	4,225,346	64,800	1.53%
June 30, 2010	4,299,417	56,011	1.30%
March 31, 2010	4,303,663	70,435	1.64%

(1)	Excludes loans pledged to secure AgVantage securities.

The 90-day delinquency measure disclosed by Farmer Mac includes loans 90 days or more past due as well as loans in foreclosure, loans restructured after delinquency, and non-performing loans where the borrower is in bankruptcy. In addition to this measure, Farmer Mac has historically disclosed “non-performing assets,” defined as the sum of the 90-day delinquency measure plus REO properties and performing loans where the borrower is in bankruptcy. Farmer Mac believes that 90-day delinquency information is the best measure of borrower credit quality deterioration when evaluating credit risk exposure on loans in its portfolio. Management has observed that the difference between the 90-day delinquency measure and the non-performing assets measure historically has not been material and concluded that the disclosure of the non-performing assets measure added unnecessary redundancy and complication to the Corporation's disclosures without adding meaningful insight into the asset quality of its portfolio. This is especially true because one of the two components of the non-performing assets measure that distinguishes it from the 90-day delinquency measure, REO properties, is already disclosed separately. Therefore, Farmer Mac has decided to discontinue the disclosure of the non-performing assets measure going forward. In addition to REO properties, the 90-day delinquency measure and related statistics, Farmer Mac will continue to disclose information about impaired loans, nonaccrual loans, and loans identified as substandard in its portfolio of program assets. Any loan performing in bankruptcy will continue to be reported to the extent it falls within one of these categories relevant to Farmer Mac's asset quality.
As of March 31, 2012, Farmer Mac individually analyzed $84.6 million of its $103.4 million of impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values. For the remaining $18.8 million of impaired assets for which updated valuations were not available, Farmer Mac evaluated them in the aggregate in consideration of their similar risk characteristics and historical statistics. Farmer Mac recorded specific allowances of $7.7 million for undercollateralized assets as of March 31, 2012. Farmer Mac's non-specific or general allowances were$10.3 million as of March 31, 2012.
As of March 31, 2012, the weighted-average original LTV for Farmer Mac I loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) was
54 percent, and the weighted-average original LTV for all 90-day delinquencies was 47 percent.

The following table presents outstanding Farmer Mac I loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and 90-day delinquencies as of March 31, 2012 by year of origination, geographic region, commodity/collateral type, and original LTV:

Farmer Mac I 90-Day Delinquencies as of March 31, 2012
	Distribution of Outstanding Loans, Guarantees, and LTSPCs	Outstanding Loans, Guarantees, and LTSPCs (1)	90-Day Delinquencies (2)	Percentage
	(dollars in thousands)
By year of origination:
Before 2000	11%	$467,788	$4,048	0.87%
2000	2%	88,495	509	0.58%
2001	4%	164,652	1,735	1.05%
2002	5%	217,327	3,921	1.80%
2003	6%	254,258	2,565	1.01%
2004	6%	275,633	949	0.34%
2005	8%	353,422	1,133	0.32%
2006	9%	383,128	9,087	2.37%
2007	8%	349,052	18,373	5.26%
2008	9%	378,786	6,673	1.76%
2009	7%	297,746	3,346	1.12%
2010	11%	466,618	780	0.17%
2011	12%	537,920	—	—
2012	2%	137,658	—	—
Total	100%	$4,372,483	$53,119	1.21%
By geographic region (3):
Northwest	17%	$744,481	$9,459	1.27%
Southwest	36%	1,570,758	15,230	0.97%
Mid-North	19%	845,210	6,464	0.76%
Mid-South	12%	534,027	3,528	0.66%
Northeast	7%	287,678	3,053	1.06%
Southeast	9%	390,329	15,385	3.94%
Total	100%	$4,372,483	$53,119	1.21%
By commodity/collateral type:
Crops	43%	$1,888,622	$10,813	0.57%
Permanent plantings	19%	814,093	23,700	2.91%
Livestock	29%	1,250,759	6,213	0.50%
Part-time farm	5%	236,655	12,393	5.24%
Ag. Storage and processing (including ethanol facilities)	4%	167,289	—	—
Other	—	15,065	—	—
Total	100%	$4,372,483	$53,119	1.21%
By original loan-to-value ratio:
0.00% to 40.00%	25%	1,103,623	$18,503	1.68%
40.01% to 50.00%	18%	769,123	16,730	2.18%
50.01% to 60.00%	28%	1,231,669	5,178	0.42%
60.01% to 70.00%	25%	1,090,556	8,990	0.82%
70.01% to 80.00%	3%	131,549	3,513	2.67%
80.01% to 90.00%	1%	45,963	205	0.45%
Total	100%	4,372,483	$53,119	1.21%

(1)	Excludes loans pledged to secure AgVantage securities.

(2)
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

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Farmer Mac I loans purchased and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) as of March 31, 2012 by year of origination, geographic region and commodity/collateral type.  The purpose of this information is to present information regarding losses relative to original Farmer Mac I purchases, guarantees, and commitments.

Farmer Mac I Credit Losses Relative to all Cumulative
Original Loans, Guarantees and LTSPCs as of March 31, 2012
	Cumulative Original Loans, Guarantees and LTSPCs (1)	Cumulative Net Credit Losses	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
Before 2000	$6,560,856	$8,803	0.13%
2000	776,306	2,924	0.38%
2001	1,145,259	177	0.02%
2002	1,172,461	—	—
2003	987,699	58	0.01%
2004	726,754	167	0.02%
2005	877,317	74	0.01%
2006	887,677	7,722	0.87%
2007	675,993	1,523	0.23%
2008	703,723	3,236	0.46%
2009	455,595	1,249	0.27%
2010	575,471	—	—
2011	605,769	—	—
2012	140,350	—	—
Total	$16,291,230	$25,933	0.16%
By geographic region (2):
Northwest	$3,052,396	$10,804	0.35%
Southwest	5,987,091	7,492	0.13%
Mid-North	2,776,393	6,918	0.25%
Mid-South	1,547,046	(358)	(0.02)%
Northeast	1,427,300	83	0.01%
Southeast	1,501,004	994	0.07%
Total	$16,291,230	$25,933	0.16%
By commodity/collateral type:
Crops	$6,699,050	$2,718	0.04%
Permanent plantings	3,517,899	9,492	0.27%
Livestock	4,311,719	3,719	0.09%
Part-time farm	1,042,033	503	0.05%
Ag. Storage and processing (including ethanol facilities) (3)	566,247	9,501	1.68%
Other	154,282	—	—
Total	$16,291,230	$25,933	0.16%

(1)	Excludes loans pledged to secure AgVantage securities.

(2)
Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX);Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS, SC).

(3)
Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction and, as of March 31, 2012, approximately $39.7 million of the loans were not yet disbursed by the lender.

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

Analysis of portfolio performance by geographic distribution indicates that, while commodities are the primary determinant of exposure to loss, within most commodity groups certain geographic areas allow greater economies of scale or proximity to markets than others and, consequently, result in more successful farms within the commodity group.  Likewise, certain geographic areas offer better growing conditions than others and, consequently, result in more versatile and more successful operators within a given commodity group – and the ability to switch crops among commodity groups.  As of March 31, 2012, the properties that secure Farmer Mac's 90-day delinquent assets were not concentrated in any region of the country, and many of these borrowers have experienced reduced profit margins caused by rapidly rising operating expenses or expanding business segments followed by a decline in demand for their products.

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

Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security, with some level of overcollateralization also required for Farmer Mac I AgVantage securities.  The required collateralization level is established at the time of issuance and does not change during the life of the security.  In AgVantage transactions, the corporate obligor is required to remove from the pool of pledged collateral any loan that becomes more than 30 days delinquent in the payment of principal or interest and to substitute an eligible loan that is current in payment to maintain the minimum required collateralization level.  In the event of a default on the general obligation, Farmer Mac would have recourse to the pledged collateral and have rights to the ongoing borrower payments of principal and interest. For a more detailed description of AgVantage securities, see "Business—Farmer Mac Programs—Farmer Mac I—AgVantage Securities" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012.

Outstanding AgVantage on-balance sheet Farmer Mac I Guaranteed Securities totaled $2.9 billion and $2.7 billion as of March 31, 2012 and December 31, 2011, respectively. Farmer Mac Guaranteed Securities— Rural Utilities structured as AgVantage transactions issued by CFC and held by Farmer Mac totaled $1.3 billion and $1.4 billion as of March 31, 2012 and December 31, 2011, respectively. In addition, outstanding off-balance sheet AgVantage transactions totaled $1.0 billion as of both March 31, 2012 and December 31, 2011. The following table provides information about the issuers of AgVantage securities, as well as the required collateralization levels for those transactions as of March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
Counterparty	Balance	Credit Rating	Required Collateralization	Balance	Credit Rating	Required Collateralization
	(dollars in thousands)
MetLife (1)	$2,750,000	AA-	103%	$2,750,000	AA-	103%
CFC	1,331,371	A	100%	1,427,071	A	100%
Rabo Agrifinance, Inc.	1,100,000	N/A	106%	900,000	N/A	106%
Rabobank N.A.	50,000	N/A	106%	50,000	N/A	106%
Other (2)	11,000	N/A	111% to 120%	11,000	N/A	111% to 120%
Total outstanding	$5,242,371			$5,138,071

(1)	Includes securities issued by Metropolitan Life Insurance Company and MetLife Insurance Company of Connecticut.

(2)	Consists of AgVantage securities issued by 4 different issuers as of both March 31, 2012 and December 31, 2011.

Farmer Mac manages institutional credit risk related to sellers and servicers by requiring those institutions to meet Farmer Mac's standards for creditworthiness.  Farmer Mac monitors the financial condition of those institutions by evaluating financial statements and bank credit rating agency reports.  For more information on Farmer Mac's approval of sellers, see "Business—Farmer Mac Programs—Farmer Mac I—Sellers" in the Coporation's Annual Report on From 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012.

Credit Risk – Other Investments. As of March 31, 2012, Farmer Mac had $975.0 million of cash and cash equivalents and $2.4 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's own policies and regulations promulgated by FCA, including dollar amount, issuer concentration, and credit quality limitations. Those regulations can be found at
12 C.F.R. §§ 652.1-652.45 (the "Liquidity and Investment Regulations"). In addition to assuring that Farmer Mac maintains a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize the Corporation's exposure to financial market volatility, preserve capital, and support the Corporation's access to the debt markets.

FCA's current Liquidity and Investment Regulations and Farmer Mac's policies generally require each investment or issuer of an investment to be highly rated by a nationally-recognized statistical rating organization ("NRSRO").  Investments in mortgage securities and asset-backed securities are required to have a rating in the highest NRSRO category. Corporate debt securities with maturities of no more than five years but more than three years are required to be rated in one of the two highest categories; corporate debt securities with maturities of three years or less are required to be rated in one of the three highest categories.  There are investments for which a rating is not required, such as obligations of the United

States or diversified investment funds regulated under the Investment Company Act of 1940.  Investments in diversified investment funds are further limited to those funds that are holding only instruments approved for direct investment by Farmer Mac. FCA has recently sought public comment regarding its use of credit ratings in its Liquidity and Investment Regulations for purposes of a final rule to be published at a later date. For more information on proposed changes to the Liquidity and Investment Regulations, see "—Regulatory Matters."

FCA's Liquidity and Investment Regulations and Farmer Mac's policies also establish concentration limits, which are intended to limit exposure to any one counterparty. FCA's Liquidity and Investment Regulations limit Farmer Mac's total credit exposure to any single issuer of securities and uncollateralized financial derivatives to 25 percent of the Corporation's regulatory capital (as of March 31, 2012,
25 percent of Farmer Mac's regulatory capital was $128.9 million). This limitation is not applied to the obligations of the United States or to qualified investment funds. The limitation applied to the obligations of any GSE is 100 percent of Farmer Mac's regulatory capital. Since June 2010, Farmer Mac's policy applicable to new investments limits the Corporation's total exposure to any single issuer of securities (other than GSEs and Government Agencies) and uncollateralized financial derivatives to 5 percent of the Corporation's regulatory capital.

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

Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage and rural utilities loans reduce, but do not eliminate, prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected.  Those provisions require borrowers to make an additional payment when they prepay their loans so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid.  Those provisions create a disincentive to prepayment and compensate the Corporation for some of its interest rate risks.  As of March 31, 2012, 8 percent of the total outstanding balance of loans in the Farmer Mac I program where Farmer Mac either owned the loan or the beneficial interest in the underlying loan had yield maintenance provisions and 4 percent had other forms of prepayment protection (together covering 19 percent of all loans with fixed interest rates).  Of the Farmer Mac I new and current loans purchased in first quarter 2012, less than one percent had yield maintenance or another form of prepayment protection (covering less than one percent of all loans with fixed interest rates).  As of March 31, 2012, none of the USDA Guaranteed Securities or USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions; however, 10 percent contained prepayment penalties.  Of the USDA-guaranteed portions purchased in first quarter 2012, 3 percent contained various forms of prepayment penalties.  As of March 31, 2012, 67 percent of the rural utilities loans owned by Farmer Mac had yield maintenance provisions.  Of the rural utilities loans purchased in the first quarter 2012, 36 percent had yield maintenance provisions.  As of March 31, 2012, all of the rural utilities loans held in trusts where Farmer Mac owned the beneficial interest in the underlying loan had yield maintenance provisions.

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

Farmer Mac's $975.0 million of cash and cash equivalents mature within three months and are funded with discount notes having similar maturities. As of March 31, 2012, $1.5 billion of the $2.4 billion of investment securities (65 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year.  Those securities are funded with floating rate medium-term notes or discount notes that closely match the rate adjustment dates of the associated investments. As of March 31, 2012, Farmer Mac had outstanding discount notes of $5.5 billion, medium-term notes that mature within one year of $1.0 billion and medium-term notes that mature after one year of $4.3 billion.

An important "stress test" of Farmer Mac's exposure to long-term interest rate risk is the measurement of the sensitivity of its market value of equity ("MVE") to yield curve shocks.  MVE represents management's estimate of the present value of all future cash flows from on- and off-balance sheet assets, liabilities and financial derivatives, discounted at current interest rates and appropriate spreads.  The following schedule summarizes the results of Farmer Mac's MVE sensitivity analysis as of March 31, 2012 and December 31, 2011 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

	Percentage Change in MVE from Base Case
Interest Rate Scenario	March 31, 2012	December 31, 2011
+300 basis points	0.8%	(1.3)%
+200 basis points	3.2%	2.3%
+100 basis points	2.7%	2.9%
-100 basis points	*	*
-200 basis points	*	*
-300 basis points	*	*

* As of the date indicated, a parallel shift of the U.S. Treasury yield curve by the number of basis points indicated produced negative interest rates for all or portions of this curve.

As of March 31, 2012, Farmer Mac's effective duration gap, another standard measure of interest rate risk that measures the difference between the sensitivities of assets compared to that of liabilities, was minus

1.4 months, compared to minus 1.5 months as of December 31, 2011.  Duration matching of assets and the corresponding liabilities helps maintain the correlation of cash flows and stabilizes portfolio earnings even when interest rates are not stable. During the first quarter 2012, Farmer Mac's interest rate sensitivity has remained relatively stable and at relatively low levels, despite significant increase in longer-term interest rates and steeper yield curve.

Farmer Mac also calculates sensitivity of net interest income ("NII") to changes in interest rates which represents a shorter-term measure of interest rate risk.  As of March 31, 2012, a parallel increase of 100 basis points would have decreased Farmer Mac's NII by 5.7 percent, while a parallel decrease of 25 basis points would have decreased NII by 1.6 percent.  Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios.  As of March 31, 2012, both MVE and NII showed similar or lesser sensitivity to non-parallel shocks than to the parallel shocks.

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

As of March 31, 2012, Farmer Mac had $6.6 billion combined notional amount of interest rate and credit default swaps, with terms ranging from one to fifteen years, of which $1.9 billion were pay-fixed interest rate swaps, $4.3 billion were receive-fixed interest rate swaps, $0.4 billion were basis swaps and $10.0 million were credit default swaps.

Liquidity and Capital Resources

Farmer Mac regularly accesses the capital markets for liquidity, and Farmer Mac maintained access to the capital markets at favorable rates throughout first quarter 2012. Assuming continued access to the capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac also has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets. That plan involves borrowing through repurchase agreement arrangements and the sale of liquid assets. In accordance with the calculation prescribed by FCA regulations, Farmer Mac maintains a minimum of 60 days of liquidity and a target of 90 days of liquidity. In accordance with the methodology prescribed by those regulations, Farmer Mac maintained an average of 146 days of liquidity during first quarter 2012 and had 131 days of liquidity as of March 31, 2012.

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

Farmer Mac's board of directors has authorized the issuance of up to $12.0 billion of discount notes and medium-term notes (of which $10.8 billion was outstanding as of March 31, 2012), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities, and liquidity investment assets in accordance with policies established by its board of directors and subject to regulations established by FCA.

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

Farmer Mac's borrowing costs have remained at favorable levels despite continued market volatility. Farmer Mac may use a combination of pay-fixed interest rate swaps and receive-fixed interest rate swaps to mitigate its exposure to interest rate risk and monitors the effects of actual and potential fair value changes on its regulatory capital surplus. From time to time, Farmer Mac uses pay-fixed interest rate swaps, combined with a planned series of discount note issuances, as an alternative source of effectively fixed rate funding. While the swap market may provide favorable effectively fixed rates, interest rate swap transactions expose Farmer Mac to the risk of future variability of its own issuance spreads versus corresponding LIBOR rates. If the spreads on the Farmer Mac discount notes were to deteriorate relative to LIBOR, Farmer Mac would be exposed to a commensurate reduction on its net interest yield on the notional amount of its pay-fixed interest rate swaps and its LIBOR-based floating rate assets. Conversely, if the rates on the Farmer Mac discount notes were to improve relative to LIBOR, Farmer Mac would benefit from a commensurate increase on its net interest yield on the notional amount of its pay-fixed interest rate swaps and its LIBOR-based floating rate assets. Further, the use of pay-fixed interest rate swaps subject the Corporation's regulatory capital surplus to the potential adverse effects of a reduction in the fair values of those interest rate swaps. Farmer Mac routinely enters into receive-fixed interest rate swaps that may provide some offset to the fair value movements of the pay-fixed interest rate swaps. These transactions reduce the susceptibility of Farmer Mac's regulatory capital surplus to changes in the fair values of its financial derivatives and often times result in lower effective borrowing costs.

Farmer Mac maintains cash, cash equivalents (including U.S. Treasury bills and other short-term money market instruments) and other investment securities that can be drawn upon for liquidity needs.  The following table presents these assets as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(in thousands)
Cash and cash equivalents	$974,963	$817,046
Investment securities:
Guaranteed by U.S. Government and its agencies	1,307,160	1,125,823
Guaranteed by GSEs	680,006	700,442
Preferred stock issued by GSEs	85,368	84,878
Corporate debt securities	143,932	122,532
Asset-backed securities principally backed by Government-guaranteed student loans	158,622	150,815
Total	$3,350,051	$3,001,536

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

Farmer Mac held $58.9 million of ARCs as of March 31, 2012, compared to $60.2 million as of December 31, 2011.  As of March 31, 2012, Farmer Mac's carrying value of its ARCs was 79 percent of par.  The discounted carrying value reflects uncertainty regarding the ability to obtain par in the absence of any active market trading. See Note 8 for more information on the carrying value of ARCs.

Capital.  See "—Balance Sheet Review—Regulatory Capital Compliance" for more information about Farmer Mac's capital position.

Other Matters

Common Stock. For first quarter 2012, Farmer Mac paid a quarterly dividend of $0.10 per share on all classes of the Corporation's common stock. For each quarter in 2011, Farmer Mac paid a quarterly dividend of $0.05 per share on all classes of the Corporation's common stock.  Farmer Mac's ability to declare and pay a dividend could be restricted if it failed to comply with regulatory capital requirements. See "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement

Levels" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 15, 2012.

Preferred Stock Dividends. In each quarter during 2011 and for first quarter 2012, Farmer Mac paid a quarterly dividend of $12.50 per share on the Corporation's Series C Preferred Stock.

Non-controlling Interest. In each quarter during 2011 and for first quarter 2012, Farmer Mac II LLC paid a quarterly dividend of $22.1875 per share on the company's preferred stock. Farmer Mac's net income attributable to non-controlling interest totaled $5.5 million for the three months ended March 31, 2012 and 2011. These amounts represent the dividends paid on the Farmer Mac II LLC preferred stock held by third parties. Farmer Mac's income tax expense is determined based on income before income taxes less the amount of these dividends.

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

Farmer Mac Purchases, Guarantees and LTSPCs
	Farmer Mac I		Farmer Mac II	Rural Utilities
	Loans and		and USDA	Loans and
	Guaranteed		Guaranteed	Guaranteed
	Securities	LTSPCs (1)	Securities	Securities	Total
	(in thousands)
For the quarter ended:
March 31, 2012	$310,486	$179,637	$101,725	$24,350	$616,198
December 31, 2011	98,425	97,688	104,134	55,007	355,254
September 30, 2011	1,069,701	266,906	87,051	32,387	1,456,045
June 30, 2011	416,930	53,248	99,275	38,674	608,127
March 31, 2011	711,899	54,152	117,253	80,517	963,821
December 31, 2010	474,216	128,752	102,858	543,966	1,249,792
September 30, 2010	632,270	25,416	139,667	285,242	1,082,595
June 30, 2010	98,235	32,430	123,062	77,726	331,453
March 31, 2010	77,948	77,143	92,288	59,018	306,397

For the year ended:
December 31, 2011	2,296,955	471,994	407,713	206,585	3,383,247
December 31, 2010	1,282,669	263,741	457,875	965,952	2,970,237

(1) As of March 31, 2012, approximately $39.7 million of the loans underlying $566.2 million of Ag. Storage and processing LTSPCs (including ethanol facilities) were not yet disbursed by the lender.

Outstanding Balance of Farmer Mac Loans, Guarantees and LTSPCs and USDA Guarantees
	Farmer Mac I		Farmer Mac II	Rural Utilities
	Loans and		and USDA	Loans and
	Guaranteed		Guaranteed	Guaranteed
	Securities	LTSPCs	Securities	Securities	Total
	(in thousands)
As of:
March 31, 2012	$6,433,121	$1,850,362	$1,529,642	$2,253,300	$12,066,425
December 31, 2011	6,280,976	1,776,051	1,513,177	2,343,098	11,913,302
September 30, 2011	6,277,085	1,811,280	1,463,129	2,289,899	11,841,393
June 30, 2011	6,803,951	1,694,470	1,425,883	2,274,193	12,198,497
March 31, 2011	6,485,156	1,712,791	1,402,831	2,235,522	11,836,300
December 31, 2010	6,434,031	1,754,597	1,385,398	2,642,683	12,216,709
September 30, 2010	6,059,184	1,697,578	1,365,993	2,353,453	11,476,208
June 30, 2010 (1)	5,544,091	1,739,979	1,300,945	2,173,660	10,758,675
March 31, 2010 (2)	5,444,448	1,846,244	1,237,539	2,183,576	10,711,807

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

Outstanding Balance of Loans Held and Loans Underlying On-Balance Sheet Farmer Mac Guaranteed Securities and USDA Guaranteed Securities
	Fixed Rate	5 - to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
March 31, 2012	$4,993,233	$1,210,405	$2,410,310	$8,613,948
December 31, 2011	5,288,687	1,230,374	1,967,960	8,487,021
September 30, 2011	5,233,417	1,192,497	1,909,470	8,335,384
June 30, 2011	4,193,132	1,198,740	1,907,698	7,299,570
March 31, 2011	3,835,010	1,164,567	1,893,487	6,893,064
December 31, 2010	3,662,363	1,133,871	1,907,266	6,703,500
September 30, 2010	3,006,105	1,087,714	1,883,049	5,976,868
June 30, 2010	2,269,059	1,036,781	1,885,693	5,191,533
March 31, 2010	2,365,557	1,332,369	1,820,896	5,518,822

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Farmer Mac is exposed to market risk from changes in interest rates.  Farmer Mac manages this market risk by entering into various financial transactions, including financial derivatives, and by monitoring and measuring its exposure to changes in interest rates.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Interest Rate Risk" for more information about Farmer Mac's exposure to interest rate risk and its strategies to manage such risk.  For information regarding Farmer Mac's use of financial derivatives and related accounting policies, see Note 1(c) and Note 4 to the consolidated financial statements.

Item 4.   Controls and Procedures

(a) Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation's periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation's management on a timely basis to allow decisions regarding required disclosure. Management, including Farmer Mac's Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), has evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined under Rules 13a‑15(e) and 15d‑15(e) of the Exchange Act) as of March 31, 2012.

The Corporation carried out the evaluation of the effectiveness of Farmer Mac's disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the CEO and CFO. Based upon this evaluation, the CEO and CFO concluded that the Corporation's disclosure controls and procedures were effective as of March 31, 2012.

(b) Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Farmer Mac is a federally chartered instrumentality of the United States and its debt and equity securities are exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933.
During first quarter 2012, one type of transaction occurred related to Farmer Mac common stock that was not registered under the Securities Act of 1933 and not otherwise reported on a Current Report on Form 8-K. On January 19, 2012, pursuant to Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 212 shares of its Class C common stock to the four directors who elected to receive such stock in lieu of their cash retainers. The number of shares issued to the directors was calculated based on a price of $18.02 per share, which was the closing price of the Class C common stock on December 30, 2011 as reported by the New York Stock Exchange.

(b)    Not applicable.

(c)    None.

Item 3.	Defaults Upon Senior Securities

(a)	None.

(b)	None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

(a)	None.

(b)	None.

Item 6.	Exhibits

*	3.1	—	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Food, Conservation and Energy Act of 2008 (Form 10-Q filed August 12, 2008).
*	3.2	—	Amended and Restated By-Laws of the Registrant (Form 10-K filed March 16, 2011).
*	4.1	—	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Form 10-Q filed May 15, 2003).
*	4.2	—	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Form 10-Q filed May 15, 2003).
*	4.3	—	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Form 10-Q filed May 15, 2003).
*	4.4	—	Amended and Restated Certificate of Designation of Terms and Conditions of Non-Voting Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.7 to Form 10-Q filed November 9, 2009).
†*	10.1	—	Amended and Restated 1997 Incentive Plan (Form 10-Q filed November 14, 2003).
†*	10.1.1	—	Form of stock option award agreement under 1997 Incentive Plan (Form 10-K filed March 16, 2005).
†*	10.1.2	—	2008 Omnibus Incentive Plan (Form 10-Q filed August 12, 2008).
†*	10.1.3	—	Form of SAR Agreement under the 2008 Omnibus Incentive Plan for grants made prior to April 1, 2012 (Previously filed as Exhibit 10 to Form 8-K filed June 11, 2008).
†*	10.1.4	—	Form of SAR Agreement under the 2008 Omnibus Incentive Plan for grants made on and after April 1, 2012 (Previously filed as Exhibit 10.1 to Form 8-K filed April 6, 2012).
†*	10.1.5	—	Form of Restricted Stock Agreement (Officers) under the 2008 Omnibus Incentive Plan for grants made prior to April 1, 2012 (Previously filed as Exhibit 10.1 to Form 8-K filed June 10, 2009).
†*	10.1.6	—	Form of Restricted Stock Agreement (Officers) under the 2008 Omnibus Incentive Plan for grants made on and after April 1, 2012 (Previously filed as Exhibit 10.2 to Form 8-K filed April 6, 2012).
†*	10.1.7	—	Form of Restricted Stock Agreement (Directors) under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.3 to Form 8-K filed April 6, 2012).
†*	10.2	—	Amended and Restated Employment Agreement dated as of April 1, 2011 between Michael A. Gerber and the Registrant (Form 10-Q filed May 10, 2011).
†*	10.3	—	Compiled Amended and Restated Employment Contract dated as of June 5, 2008 between Tom D. Stenson and the Registrant (Previously filed as Exhibit 10.4 to Form 10-Q filed August 12, 2008).
†*	10.4	—	Compiled Amended and Restated Employment Contract dated June 5, 2008 between Timothy L. Buzby and the Registrant (Previously filed as Exhibit 10.5 to Form 10-Q filed August 12, 2008).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.4.1	—	Amendment No. 6 to Employment Contract between Timothy L. Buzby and the Registrant, dated as of April 2, 2009 (Form 10-Q filed August 10, 2009).
†*	10.5	—	Form of Indemnification Agreement for Directors (Previously filed as Exhibit 10.1 to Form 8-K filed April 9, 2008).
†*	10.6		Description of compensation agreement between the Registrant and its directors (Form 10-K filed March 16, 2011).
*	10.7	—	Farmer Mac I Seller/Servicer Agreement dated as of August 7, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).
*	10.8	—	Medium-Term Notes U.S. Selling Agency Agreement dated as of October 1, 1998 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).
*	10.9	—	Discount Note Dealer Agreement dated as of September 18, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).
*#	10.10	—	ISDA Master Agreement and Credit Support Annex dated as of June 26, 1997 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).
*#	10.11	—
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
January 1, 2000, between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 14, 2002).

*	10.14	—	Sublease Agreement dated as of December 6, 2010 between Mayer Brown LLP and the Registrant (Previously filed as Exhibit 10.43 to Form 10-K/A filed June 1, 2011).
*#	10.15	—	Long Term Standby Commitment to Purchase dated as of August 1, 2007 between Farm Credit Bank of Texas and the Registrant (Previously filed as Exhibit 10.20 to Form 10-Q filed November 8, 2007).
*#	10.16	—	Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-Q filed November 9, 2004).
*#	10.16.1	—	Amendment No. 1 dated as of December 8, 2006 to Long Term Standby Commitment to Purchase dated as of June 1, 2003 between Farm Credit Bank of Texas and the Registrant (Form 10-K filed March 15, 2007).
*#	10.17	—	Central Servicer Delinquent Loan Servicing Transfer Agreement dated as of July 1, 2004 between AgFirst Farm Credit Bank and the Registrant (Form 10-Q filed November 9, 2004).
	10.18	—	Exhibit number reserved for future use.

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*	10.19	—
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

**#	10.29	—	Long Term Standby Commitment to Purchase dated as of February 1, 2012 between AgGeorgia Farm Credit, ACA and the Registrant.
**#	10.30	—	Master Central Servicing Agreement dated as of February 1, 2012 between AgGeorgia Farm Credit, ACA and the Registrant.
*	21	—	List of the Registrant's subsidiaries (Form 10-K filed March 16, 2010).
**	31.1	—
Certification of Chief Executive Officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Chief Financial Officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Chief Executive Officer and Chief Financial Officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

May 10, 2012

By:	/s/ Michael A. Gerber
Michael A. Gerber President and Chief Executive Officer (Principal Executive Officer)

/s/ Timothy L. Buzby
Timothy L. Buzby Senior Vice President - Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)