Form 10-Q
period 2012-06-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2012-08-09
CIK 845877

As filed with the Securities and Exchange Commission on August 9, 2012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
Commission File Number 001-14951
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
Yes        ☐                                No           ☒
As of August 1, 2012, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock and 8,960,906 shares of Class C non-voting common stock.

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2012	December 31, 2011
	(in thousands)
Assets:
Cash and cash equivalents	$752,502	$817,046
Investment securities:
Available-for-sale, at fair value	2,495,021	2,182,694
Trading, at fair value	1,430	1,796
Total investment securities	2,496,451	2,184,490
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value	4,444,467	4,289,272
USDA Guaranteed Securities:
Available-for-sale, at fair value	1,418,638	1,279,546
Trading, at fair value	146,825	212,359
Total USDA Guaranteed Securities	1,565,463	1,491,905
Loans:
Loans held for sale, at lower of cost or fair value	612,795	541,447
Loans held for investment, at amortized cost	1,341,250	1,241,311
Loans held for investment in consolidated trusts, at amortized cost	596,218	1,121,559
Allowance for loan losses	(9,361)	(10,161)
Total loans, net of allowance	2,540,902	2,894,156
Real estate owned, at lower of cost or fair value	2,460	3,136
Financial derivatives, at fair value	36,894	40,250
Interest receivable (includes $10,726 and $15,578, respectively, related to consolidated trusts)	96,049	110,339
Guarantee and commitment fees receivable	38,122	31,384
Prepaid expenses and other assets	77,104	21,530
Total Assets	$12,050,414	$11,883,508

Liabilities and Equity:
Liabilities:
Notes payable:
Due within one year	$6,482,817	$6,087,879
Due after one year	4,519,192	4,104,882
Total notes payable	11,002,009	10,192,761
Debt securities of consolidated trusts held by third parties	184,499	701,583
Financial derivatives, at fair value	162,591	160,024
Accrued interest payable (includes $3,154 and $7,659, respectively, related to consolidated trusts)	54,997	60,854
Guarantee and commitment obligation	34,051	27,440
Accounts payable and accrued expenses	18,533	178,708
Deferred tax liability, net	2,927	250
Reserve for losses	8,779	7,355
Total Liabilities	11,468,386	11,328,975
Commitments and Contingencies (Note 6)
Equity:
Preferred stock:
Series C, par value $1,000 per share, 100,000 shares authorized, 57,578 shares issued and outstanding	57,578	57,578
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 8,952,428 shares and 8,825,794 shares outstanding, respectively	8,952	8,826
Additional paid-in capital	104,019	102,821
Accumulated other comprehensive income, net of tax, related to available-for-sale securities	89,713	79,370
Retained earnings	78,382	62,554
Total Stockholders' Equity	340,175	312,680
Non-controlling interest - preferred stock	241,853	241,853
Total Equity	582,028	554,533
Total Liabilities and Equity	$12,050,414	$11,883,508
See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$6,024	$7,033	$12,256	$14,220
Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	37,523	29,358	75,269	57,133
Loans	28,031	30,461	57,184	59,571
Total interest income	71,578	66,852	144,709	130,924
Total interest expense	36,961	37,640	75,884	74,693
Net interest income	34,617	29,212	68,825	56,231
Release of/(provision for) loan losses	1,220	(160)	800	(1,441)
Net interest income after release of/(provision for) loan losses	35,837	29,052	69,625	54,790
Non-interest (loss)/income:
Guarantee and commitment fees	6,064	6,320	11,994	12,707
Losses on financial derivatives	(31,292)	(17,806)	(24,892)	(13,801)
(Losses)/gains on trading assets	(3,086)	1,968	(1,987)	3,279
Gains on sale of available-for-sale investment securities	—	38	28	195
Gains on sale of real estate owned	262	627	262	724
Lower of cost or fair value adjustment on loans held for sale	—	(156)	—	(964)
Other income	771	1,124	1,492	5,022
Non-interest (loss)/income	(27,281)	(7,885)	(13,103)	7,162
Non-interest expense:
Compensation and employee benefits	4,574	4,666	9,059	9,163
General and administrative	2,664	2,656	5,422	4,912
Regulatory fees	562	573	1,125	1,164
Real estate owned operating costs, net	15	231	21	599
Provision for/(release of) losses	1,394	(935)	1,424	(2,869)
Other expense	—	—	—	900
Non-interest expense	9,209	7,191	17,051	13,869
(Loss)/income before income taxes	(653)	13,976	39,471	48,083
Income tax (benefit)/expense	(2,629)	2,539	9,025	12,056
Net income	1,976	11,437	30,446	36,027
Less: Net income attributable to non-controlling interest - preferred stock dividends	(5,547)	(5,547)	(11,094)	(11,094)
Net (loss)/income attributable to Farmer Mac	(3,571)	5,890	19,352	24,933
Preferred stock dividends	(720)	(720)	(1,440)	(1,440)
Net (loss)/income attributable to common stockholders	$(4,291)	$5,170	$17,912	$23,493

(Loss)/earnings per common share and dividends:
Basic (loss)/earnings per common share	$(0.41)	$0.50	$1.72	$2.28
Diluted (loss)/earnings per common share	$(0.41)	$0.48	$1.63	$2.20
Common stock dividends per common share	$0.10	$0.05	$0.20	$0.10
See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands)
Net income	$1,976	$11,437	$30,446	$36,027
Other comprehensive income, net of tax:
Unrealized holding gains on securities (1)	10,827	27,466	10,863	20,911
Less: Reclassification adjustment for gains included in net income (2)	(237)	(645)	(520)	(2,750)
Other comprehensive income	10,590	26,821	10,343	18,161
Comprehensive income	12,566	38,258	40,789	54,188
Less: Comprehensive income attributable to noncontrolling interest - preferred stock dividends	(5,547)	(5,547)	(11,094)	(11,094)
Comprehensive income attributable to Farmer Mac	$7,019	$32,711	$29,695	$43,094

(1)
Presented net of income tax expense of $5.8 million and $14.8 million for the three months ended June 30, 2012 and 2011, respectively, and income tax expense of $5.8 million and $11.3 million for the six months ended June 30, 2012 and 2011, respectively.

(2)
Presented net of income tax benefit of $0.1 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively, and income tax benefit of $0.3 million and $1.5 million for the six months ended June 30, 2012 and 2011, respectively.

See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	For the Six Months Ended
	June 30, 2012		June 30, 2011
	Shares	Amount	Shares	Amount
	(in thousands)
Preferred stock:
Balance, beginning of period	58	$57,578	58	$57,578
Issuance of Series C preferred stock	—	—	—	—
Balance, end of period	58	$57,578	58	$57,578
Common stock:
Balance, beginning of period	10,357	$10,357	10,284	$10,284
Issuance of Class C common stock	43	43	58	58
Exercise of stock options and SARs	83	83	2	2
Balance, end of period	10,483	$10,483	10,344	$10,344
Additional paid-in capital:
Balance, beginning of period		$102,821		$100,050
Stock-based compensation expense		1,800		1,490
Issuance of Class C common stock		7		15
Tax effect of stock-based awards		(609)		(458)
Balance, end of period		$104,019		$101,097
Retained earnings:
Balance, beginning of period		$62,554		$50,837
Net income attributable to Farmer Mac		19,352		24,933
Cash dividends:
Preferred stock, Series C ($25.00 per share)		(1,440)		(1,440)
Common stock ($0.20 per share and $0.10 per share, respectively)		(2,084)		(1,031)
Balance, end of period		$78,382		$73,299
Accumulated other comprehensive income:
Balance, beginning of period		$79,370		$18,275
Other comprehensive income, net of tax		10,343		18,161
Balance, end of period		$89,713		$36,436
Total Stockholders' Equity		$340,175		$278,754
Non-controlling interest - preferred stock:
Balance, beginning of period		$241,853		$241,853
Issuance of Preferred stock - Farmer Mac II LLC		—		—
Balance, end of period		$241,853		$241,853
Total Equity		$582,028		$520,607
See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30, 2012	June 30, 2011
	(in thousands)
Cash flows from operating activities:
Net income	$30,446	$36,027
Adjustments to reconcile net income to net cash used in operating activities:
Net amortization of deferred gains, premiums and discounts on loans, investments, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	6,998	5,329
Amortization of debt premiums, discounts and issuance costs	6,934	5,765
Net change in fair value of trading securities, financial derivatives and loans held for sale	7,911	(10,299)
Gains on the sale of available-for-sale investment securities	(28)	(195)
Gains on the sale of real estate owned	(262)	(724)
Total provision for/(release of) losses	624	(1,428)
Deferred income taxes	(3,657)	393
Stock-based compensation expense	1,800	1,490
Proceeds from repayment and sale of trading investment securities	527	550
Purchases of loans held for sale	(86,963)	(119,410)
Proceeds from repayment of loans purchased as held for sale	78,156	51,012
Net change in:
Interest receivable	14,290	1,434
Guarantee and commitment fees receivable	(6,738)	2,928
Other assets	(54,632)	12,650
Accrued interest payable	(5,857)	(979)
Other liabilities	4,409	(3,976)
Net cash used in operating activities	(6,042)	(19,433)
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(1,058,206)	(990,568)
Purchases of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	(667,338)	(1,016,815)
Purchases of loans held for investment	(251,583)	(329,782)
Purchases of defaulted loans	(3,857)	(18,345)
Proceeds from repayment of available-for-sale investment securities	581,672	511,562
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	437,375	647,701
Proceeds from repayment of loans purchased as held for investment	159,666	181,792
Proceeds from sale of available-for-sale investment securities	5,028	153,609
Proceeds from sale of Farmer Mac Guaranteed Securities	17,628	10,734
Proceeds from sale of real estate owned	938	1,279
Net cash used in investing activities	(778,677)	(848,833)
Cash flows from financing activities:
Proceeds from issuance of discount notes	34,231,830	34,663,582
Proceeds from issuance of medium-term notes	1,315,854	991,849
Payments to redeem discount notes	(34,013,370)	(34,114,562)
Payments to redeem medium-term notes	(732,000)	(540,000)
Excess tax benefits related to stock-based awards	856	144
Payments to third parties on debt securities of consolidated trusts	(69,124)	(80,783)
Proceeds from common stock issuance	27	16
Dividends paid - Non-controlling interest - preferred stock	(11,094)	(11,094)
Dividends paid on common and preferred stock	(2,804)	(2,471)
Net cash provided by financing activities	720,175	906,681
Net (decrease)/increase in cash and cash equivalents	(64,544)	38,415
Cash and cash equivalents at beginning of period	817,046	729,920
Cash and cash equivalents at end of period	$752,502	$768,335
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

A Farmer Mac guarantee of timely payment of principal and interest is an explicit element of the terms of all Farmer Mac Guaranteed Securities.  When Farmer Mac retains such securities in its portfolio, that guarantee is not extinguished.  For Farmer Mac Guaranteed Securities in the Corporation's portfolio, Farmer Mac has entered into guarantee arrangements with FMMSC.  The guarantee fee rate established between Farmer Mac and FMMSC is an element in determining the fair value of these Farmer Mac Guaranteed Securities, and guarantee fees related to these securities are reflected in guarantee and commitment fees in the consolidated statements of operations.  These guarantee fees totaled $2.5 million and $5.1 million for the three and six months ended June 30, 2012, respectively, compared to $2.0 million and $4.1 million for the same periods in 2011. The corresponding expense of FMMSC has been eliminated against interest income in consolidation.  All other inter-company balances and transactions have been eliminated in consolidation.

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

The following table sets forth information regarding certain cash and non-cash transactions for the six months ended June 30, 2012 and 2011:

	For the Six Months Ended
	June 30, 2012	June 30, 2011
	(in thousands)
Cash paid during the period for:
Interest	$55,131	$49,261
Income taxes	13,500	11,500
Non-cash activity:
Real estate owned acquired through loan liquidation	—	2,639
Loans acquired and securitized as Farmer Mac Guaranteed Securities	12,301	8,729
Consolidation of Farmer Mac I Guaranteed Securities from off-balance sheet to loans held for investment in consolidated trusts and to debt securities of consolidated trusts held by third parties	12,301	8,729
Deconsolidation of loans held for investment in consolidated trusts and debt securities of consolidated trusts held by third parties - transferred to off- balance sheet Farmer Mac I Guaranteed Securities	460,261	—
Transfers of loans held for sale to loans held for investment	—	878,798

During second quarter 2012, Farmer Mac deconsolidated $460.3 million of Farmer Mac I Guaranteed Securities owned by Farm Credit West ("FCW") from loans held for investment in consolidated trusts and debt securities of consolidated trusts held by third parties to off-balance sheet Farmer Mac I Guaranteed Securities because FCW was no longer a related party as of June 30, 2012.

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

Management believes that its use of this methodology produces a reasonable estimate of probable losses, as of the balance sheet date, for all loans held in the Farmer Mac I portfolio and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs. There were no purchases or sales during the first half of 2012 that materially affected the credit profile of the Farmer Mac I portfolio.

Farmer Mac has not provided an allowance for losses for loans underlying Farmer Mac I AgVantage securities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security, with some level of overcollateralization required for Farmer Mac I AgVantage securities. Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans. AgVantage® is a registered trademark of Farmer Mac.

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

Rural Utilities

Farmer Mac separately evaluates the rural utilities loans it owns, as well as the lender obligations and loans underlying or securing its Farmer Mac Guaranteed Securities – Rural Utilities, including AgVantage securities, to determine if there are any probable losses inherent in those assets.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  No allowance for losses has been provided for this portfolio segment based on the credit quality of the collateral supporting rural utilities assets and Farmer Mac's counterparty risk analysis. As of June 30, 2012, there were no delinquencies and no probable losses inherent in Farmer Mac's rural utilities loans held or in any Farmer Mac Guaranteed Securities – Rural Utilities.

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

A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a troubled debt restructuring ("TDR"). Farmer Mac has granted a concession when, as a result of the restructuring, it does not expect to collect all amounts due, including interest accrued at the original contract rate. In making its determination of whether a borrower is experiencing financial difficulties, Farmer Mac considers several factors, including whether (1) the borrower has declared or is in the process of declaring bankruptcy, (2) there is substantial doubt as to whether the borrower will continue to be a going concern, and (3) the borrower can obtain funds from other sources at an effective interest rate at or near a current market interest rate for debt with similar risk characteristics. Farmer Mac evaluates TDRs similarly to other impaired loans for purposes of the allowance for losses. For the three and six months ended June 30, 2012, the recorded investment of loans determined to be TDRs was $0.1 million and $1.1 million, respectively, before restructuring and $0.1 million and $1.3 million, respectively, after restructuring. As of June 30, 2012, there was one TDR identified during the previous 12 months that was in default, under the modified terms, with a recorded investment of $0.1 million. The impact of TDRs on Farmer Mac's allowance for loan losses for both the three and six months ended June 30, 2012 was a partial release of $0.2 million. See Note 5 for more information related to the allowance for losses.

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

Financial derivatives are recorded on the consolidated balance sheets at fair value as a freestanding asset or liability. Through second quarter 2012, Farmer Mac did not designate its financial derivatives as fair value hedges or cash flow hedges; therefore, the changes in the fair values of financial derivatives were reported as gains or losses on financial derivatives in the consolidated statements of operations. Effective July 1, 2012, Farmer Mac designated $950.0 million notional amount of interest rate swaps in fair value hedge relationships. These interest rate swaps are used to hedge against the risk of changes in fair values of certain fixed rate AgVantage securities due to changes in the benchmark interest rate (i.e., LIBOR). Beginning in third quarter 2012, Farmer Mac will record in earnings offsetting fair value adjustments on the hedged items attributable to the risk being hedged. Any differences arising from fair value changes that are not offset will result in hedge ineffectiveness and affect GAAP earnings.

In accordance with applicable fair value measurement guidance, Farmer Mac made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio, consistent with how the Corporation previously has been measuring credit risk for these instruments. See Notes 4 and 8 for more information on financial derivatives.

(d)	Loss/Earnings Per Common Share

Basic loss/earnings per common share ("EPS") is based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per common share is based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options, stock appreciation rights ("SARs") and non-vested restricted stock awards.  The following schedules reconcile basic and diluted EPS for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended
	June 30, 2012			June 30, 2011
	Net Loss	Weighted-average Shares	$ per Share	Net Income	Weighted-average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net (loss)/income attributable to common stockholders	$(4,291)	10,468	$(0.41)	$5,170	10,343	$0.50
Effect of dilutive securities(1):
Stock options, SARs and restricted stock		—	—		376	(0.02)
Diluted EPS	$(4,291)	10,468	$(0.41)	$5,170	10,719	$0.48

(1)
For the three months ended June 30, 2012 and 2011, stock options and SARs of 1,270,777 and 652,234, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the three months ended June 30, 2012 and 2011, contingent shares of non-vested restricted stock of 146,311 and 170,760, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions were not met.

	For the Six Months Ended
	June 30, 2012			June 30, 2011
	Net Income	Weighted-average Shares	$ per Share	Net Income	Weighted-average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$17,912	10,417	$1.72	$23,493	10,314	$2.28
Effect of dilutive securities(1):
Stock options, SARs and restricted stock		545	(0.09)		378	(0.08)
Diluted EPS	$17,912	10,962	$1.63	$23,493	10,692	$2.20

(1)
For the six months ended June 30, 2012 and 2011, stock options and SARs of 469,577 and 705,515, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the six months ended June 30, 2012 and 2011, contingent shares of non-vested restricted stock of 92,800 and 148,380, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions were not met.

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

The VIEs in which Farmer Mac has a variable interest are limited to securitization trusts.  The major judgment in determining if Farmer Mac is the primary beneficiary is whether Farmer Mac has the power to direct the activities of the trust that potentially have the most significant impact on the economic performance of the trust.  Generally, the ability to make decisions regarding default mitigation is evidence of that power.  Farmer Mac determined that it is the primary beneficiary for the securitization trusts related to most Farmer Mac I and all Rural Utilities securitization transactions because of its rights as guarantor under both programs to control the default mitigation activities of the trusts.  For certain securitization trusts created when loans subject to LTSPCs were converted to Farmer Mac I Guaranteed Securities, Farmer Mac determined that it is not the primary beneficiary since the power to make decisions regarding default mitigation was shared among unrelated parties.  For similar securitization transactions where the power to make decisions regarding default mitigation is shared with a related party, Farmer Mac determined that it is the primary beneficiary because the applicable accounting guidance does not permit parties within a related party group to conclude that the power is shared. In the event that a related party status changes, consolidation or deconsolidation of these securitization trusts could occur.

For those trusts that Farmer Mac is the primary beneficiary, the assets and liabilities are presented on the consolidated balance sheets as "Loans held for investment in consolidated trusts" and "Debt securities of consolidated trusts held by third parties," respectively.  These assets can only be used to satisfy the obligations of the related trust.

For those trusts where Farmer Mac has a variable interest but has not been determined to be the primary beneficiary, Farmer Mac's interests are presented as either "Farmer Mac Guaranteed Securities" or "Investment securities" on the consolidated balance sheets.  Farmer Mac's involvement in VIEs classified as Farmer Mac Guaranteed Securities include securitization trusts under the Farmer Mac II program and trusts related to AgVantage securities.  In the case of Farmer Mac II trusts, Farmer Mac is not determined to be the primary beneficiary because it does not have the decision-making power over default mitigation activities.  For the AgVantage trusts, Farmer Mac currently does not have the power to direct the activities that have the most significant economic impact to the trust unless, as guarantor, there is a default by the issuer of the trust securities.  Should there be a default, Farmer Mac would reassess whether it is the primary beneficiary of those trusts.  For VIEs classified as investment securities, which include auction-rate certificates, asset-backed securities and government-sponsored enterprise ("GSE")-guaranteed mortgage-backed securities, Farmer Mac is determined not to be the primary beneficiary because of the lack of voting rights or other powers to direct the activities of the trust.  As of June 30, 2012, the Farmer Mac Guaranteed Securities trusts and investment securities trusts have carrying amounts on the consolidated balance sheets totaling $61.2 million and $1.0 billion, respectively, and Farmer Mac's maximum exposure to loss, based on principal outstanding, was $59.3 million and $1.0 billion, respectively.  As of December 31, 2011, the Farmer Mac Guaranteed Securities trusts and investment securities trusts had carrying amounts on the consolidated balance sheets totaling $66.6 million and $1.0 billion, respectively, and Farmer Mac's maximum exposure to loss was $65.4 million and $1.0 billion, respectively.  In addition, Farmer Mac had a variable interest in unconsolidated VIEs, which include a guarantee of timely payment of principal and interest, totaling $2.0 billion and $1.6 billion, respectively, as of June 30, 2012 and December 31, 2011.

(g)	New Accounting Standards

Offsetting Assets and Liabilities

On December 16, 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which creates new disclosure requirements designed to make financial statements prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards. The new guidance requires entities to disclose net and gross information for certain derivative instruments and financial instruments and information about the impact of collateral on offsetting arrangements and other amounts subject to a master netting agreement that are not offset on the balance sheet. ASU 2011-11 is effective in first quarter 2013. Farmer Mac does not expect the adoption of the new guidance to have a material effect on its financial position, results or operations or cash flows.

(h)	Reclassifications

Certain reclassifications of prior period information were made to conform to the current period presentation.

2.	INVESTMENT SECURITIES

The following tables present the amortized cost and fair values of Farmer Mac's investment securities as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$74,100	$—	$(14,393)	$59,707
Floating rate asset-backed securities	173,101	265	(67)	173,299
Floating rate corporate debt securities	86,293	360	(26)	86,627
Fixed rate corporate debt securities	57,723	64	(30)	57,757
Floating rate Government/GSE guaranteed mortgage-backed securities	755,343	7,212	(188)	762,367
Fixed rate GSE guaranteed mortgage-backed securities	2,483	203	—	2,686
Floating rate GSE subordinated debt	70,000	—	(14,161)	55,839
Fixed rate GSE preferred stock	79,478	7,314	—	86,792
Floating rate senior agency debt	25,000	66	—	25,066
Fixed rate senior agency debt	178,853	122	—	178,975
Fixed rate U.S. Treasuries	1,005,995	33	(122)	1,005,906
Total available-for-sale	2,508,369	15,639	(28,987)	2,495,021
Trading:
Floating rate asset-backed securities	4,611	—	(3,181)	1,430
Total investment securities	$2,512,980	$15,639	$(32,168)	$2,496,451

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$74,100	$—	$(13,887)	$60,213
Floating rate asset-backed securities	178,443	219	(102)	178,560
Floating rate corporate debt securities	74,152	69	(388)	73,833
Fixed rate corporate debt securities	38,678	27	(6)	38,699
Floating rate Government/GSE guaranteed mortgage-backed securities	759,567	4,852	(381)	764,038
Fixed rate GSE guaranteed mortgage-backed securities	3,106	254	—	3,360
Floating rate GSE subordinated debt	70,000	—	(17,438)	52,562
Fixed rate commercial paper	9,999	1	—	10,000
Fixed rate GSE preferred stock	79,662	5,216	—	84,878
Floating rate senior agency debt	38,000	32	—	38,032
Fixed rate senior agency debt	79,255	19	(21)	79,253
Fixed rate U.S. Treasuries	798,966	304	(4)	799,266
Total available-for-sale	2,203,928	10,993	(32,227)	2,182,694
Trading:
Floating rate asset-backed securities	5,138	—	(3,342)	1,796
Total investment securities	$2,209,066	$10,993	$(35,569)	$2,184,490

During the three months ended June 30, 2012, Farmer Mac did not sell any securities from its available-for-sale investment portfolio, compared to the same period in 2011, when Farmer Mac received proceeds of $75.1 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $38,000. During the six months ended June 30, 2012, Farmer Mac received proceeds of $5.0 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $28,000, compared to proceeds of $153.6 million, for the same period in 2011, resulting in gross realized gains of $0.2 million.

As of June 30, 2012 and December 31, 2011, unrealized losses on available-for-sale investment securities were as follows:

	June 30, 2012
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$59,707	$(14,393)
Floating rate asset-backed securities	24,304	(51)	5,910	(16)
Floating rate corporate debt securities	16,975	(26)	—	—
Fixed rate corporate debt securities	25,287	(30)	—	—
Floating rate Government/GSE guaranteed mortgage-backed securities	91,149	(177)	846	(11)
Floating rate GSE subordinated debt	—	—	55,839	(14,161)
Fixed rate U.S. Treasuries	721,627	(122)	—	—
Total	$879,342	$(406)	$122,302	$(28,581)

	December 31, 2011
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$60,213	$(13,887)
Floating rate asset-backed securities	63,496	(102)	—	—
Floating rate corporate debt securities	41,061	(388)	—	—
Fixed rate corporate debt securities	18,189	(6)	—	—
Floating rate Government/GSE guaranteed mortgage-backed securities	235,454	(359)	17,409	(22)
Floating rate GSE subordinated debt	—	—	52,562	(17,438)
Fixed rate senior agency debt	44,976	(21)	—	—
Fixed rate U.S. Treasuries	50,160	(4)	—	—
Total	$453,336	$(880)	$130,184	$(31,347)

The unrealized losses presented above are principally due to a general widening of credit spreads from the dates of acquisition to June 30, 2012 and December 31, 2011, as applicable.  The resulting decreases in fair values reflect an increase in the perceived risk by the financial markets related to those securities. As of June 30, 2012, all of the investment securities in an unrealized loss position had credit ratings of at least

"A" except one that was rated "BBB+". As of December 31, 2011, all of the investment securities in an unrealized loss position had credit ratings of at least "A" except one that was rated "A- " and one that was rated "BBB+".  The unrealized losses were on 36 and 44 individual investment securities, respectively, as of June 30, 2012 and December 31, 2011.

As of June 30, 2012, 9 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $28.6 million.  As of December 31, 2011, 10 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $31.3 million.  The unrealized losses on those securities are principally due to a general widening of credit spreads from the dates of acquisition.  Securities in unrealized loss positions 12 months or more have a fair value as of June 30, 2012 that is, on average, approximately 81.1 percent of their amortized cost basis.  Farmer Mac believes that all of these unrealized losses are recoverable within a reasonable period of time by way of changes in credit spreads or maturity.  Accordingly, Farmer Mac has concluded that none of the unrealized losses on these available-for-sale investment securities represent other-than-temporary impairment as of June 30, 2012 and December 31, 2011.  Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

Farmer Mac did not own any held-to-maturity investment securities as of June 30, 2012 and December 31, 2011. As of June 30, 2012, Farmer Mac owned trading investment securities with an amortized cost of $4.6 million, a fair value of $1.4 million and a weighted average yield of 4.33 percent.  As of December 31, 2011, Farmer Mac owned trading investment securities with an amortized cost of $5.1 million, a fair value of $1.8 million and a weighted average yield of 4.36 percent.

The amortized cost, fair value and weighted average yield of available-for-sale investment securities by remaining contractual maturity as of June 30, 2012 are set forth below.  Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

	Investment Securities Available-for-Sale as of
	June 30, 2012
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$1,147,970	$1,147,937	0.75%
Due after one year through five years	224,333	224,849	0.78%
Due after five years through ten years	445,894	433,913	1.14%
Due after ten years	690,172	688,322	2.44%
Total	$2,508,369	$2,495,021	1.29%

3.	FARMER MAC GUARANTEED SECURITIES AND USDA GUARANTEED SECURITIES

The following table sets forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Guaranteed Securities as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Farmer Mac I	$3,140,176	$85,220	$(2,064)	$3,223,332
Farmer Mac II	28,677	1,231	(9)	29,899
Rural Utilities	1,165,100	26,136	—	1,191,236
USDA Guaranteed Securities	1,382,737	36,100	(199)	1,418,638
Total available-for-sale	5,716,690	148,687	(2,272)	5,863,105
Trading:
USDA Guaranteed Securities	149,745	916	(3,836)	146,825
Total Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	$5,866,435	$149,603	$(6,108)	$6,009,930

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Farmer Mac I	$2,741,192	$67,895	$(1,460)	$2,807,627
Farmer Mac II	34,692	924	(17)	35,599
Rural Utilities	1,410,800	35,246	—	1,446,046
USDA Guaranteed Securities	1,244,519	35,149	(122)	1,279,546
Total available-for-sale	5,431,203	139,214	(1,599)	5,568,818
Trading:
USDA Guaranteed Securities	213,130	1,804	(2,575)	212,359
Total Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	$5,644,333	$141,018	$(4,174)	$5,781,177

The unrealized losses presented above are principally due to wider spreads on mortgage securities from the date of acquisition to June 30, 2012 and December 31, 2011, as applicable.  As of June 30, 2012 and December 31, 2011, the unrealized losses presented above are related to Farmer Mac I, Farmer Mac II Guaranteed Securities, which are USDA-guaranteed portions of loans backed by the full faith and credit of the United States, and USDA Guaranteed Securities.  None of the Farmer Mac I Guaranteed Securities has been in an unrealized loss position for greater than 12 months. Farmer Mac has concluded that none of the unrealized losses on its available-for-sale Farmer Mac Guaranteed Securities and USDA Guaranteed Securities represents an other-than-temporary impairment as of June 30, 2012 and December 31, 2011.  Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

Farmer Mac realized no gains or losses from the sale of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities for the three and six months ended June 30, 2012 and June 30, 2011.

The amortized cost, fair value and weighted average yield of available-for-sale Farmer Mac Guaranteed Securities and USDA Guaranteed Securities by remaining contractual maturity as of June 30, 2012 are set forth below. The balances presented are based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

	Farmer Mac Guaranteed Securities and USDA Guaranteed Securities Available-for-Sale as of June 30, 2012
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$542,869	$546,154	2.11%
Due after one year through five years	3,261,164	3,357,381	2.61%
Due after five years through ten years	720,405	735,412	2.91%
Due after ten years	1,192,252	1,224,158	3.64%
Total	$5,716,690	$5,863,105	2.81%

Farmer Mac did not own any held-to-maturity Farmer Mac Guaranteed and USDA Guaranteed Securities as of June 30, 2012 and December 31, 2011. As of June 30, 2012, Farmer Mac owned trading USDA Guaranteed Securities with an amortized cost of $149.7 million, a fair value of $146.8 million and a weighted average yield of 5.81 percent.  As of December 31, 2011, Farmer Mac owned trading USDA Guaranteed Securities with an amortized cost of $213.1 million, a fair value of $212.4 million and a weighted average yield of 5.83 percent.

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

Farmer Mac manages the interest rate risk related to loans it has committed to acquire, but has not yet purchased and permanently funded, through the use of forward sale contracts on the debt of other GSEs, futures contracts involving U.S. Treasury securities and interest rate swaps.  Farmer Mac uses forward sale contracts on GSE securities to reduce its interest rate exposure to changes in both Treasury rates and spreads on Farmer Mac debt.  The notional amounts of these contracts are determined based on a duration-matched hedge ratio between the hedged item and the hedge instrument.  Gains or losses generated by these hedge transactions are expected to offset changes in funding costs.

All financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Through second quarter 2012, Farmer Mac did not designate its financial derivatives as fair value hedges or cash flow hedges; therefore, the changes in the fair values of financial derivatives were reported as losses on financial derivatives in the consolidated statements of operations without any corresponding changes in the fair values of the hedged items.

The following tables summarize information related to Farmer Mac's financial derivatives as of June 30, 2012 and December 31, 2011:

	June 30, 2012
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Interest rate swaps:
Pay fixed non-callable	$1,789,433	$4	$(162,126)	3.47%	0.47%	4.40
Receive fixed non-callable	3,915,717	36,732	(57)	0.36%	0.90%	0.84
Basis swaps	595,119	158	(1,073)	0.60%	0.38%	1.29
Credit default swaps	10,000	—	(8)	1.00%	—	0.22
Credit valuation adjustment		—	673
Total financial derivatives	$6,310,269	$36,894	$(162,591)

	December 31, 2011
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Interest rate swaps:
Pay fixed non-callable	$1,906,123	$—	$(157,520)	3.65%	0.46%	4.48
Receive fixed non-callable	4,212,713	41,006	(1,302)	0.41%	0.96%	0.97
Basis swaps	457,694	—	(2,137)	0.80%	0.38%	1.30
Credit default swaps	10,000	17	—	1.00%	—	0.72
Credit valuation adjustment		(773)	935
Total financial derivatives	$6,586,530	$40,250	$(160,024)

In the normal course of business, collateral requirements contained in Farmer Mac's derivative contracts are enforced by Farmer Mac and its counterparties.  Upon enforcement of the collateral requirements, the amount of collateral posted is typically based on the net fair value of all derivative contracts with the counterparty, i.e., derivative assets net of derivative liabilities at the counterparty level.  If Farmer Mac were to be in violation of certain provisions of the derivative contracts, the related counterparty could request payment or full collateralization on the derivative contracts.  As of June 30, 2012, the fair value of Farmer Mac's derivatives in a net liability position at the counterparty level, which includes accrued interest but excludes any adjustment for nonperformance risk, was $142.6 million.  As of June 30, 2012, Farmer Mac posted cash of $68.6 million as collateral for its derivatives in net liability positions.  Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets.  If Farmer Mac had breached certain provisions of the derivative contracts as of June 30, 2012, it could have been required to settle its obligations under the agreements or post additional collateral of $74.0 million.

As of June 30, 2012, Farmer Mac had outstanding basis swaps with Zions First National Bank, a related party, with a total notional amount of $60.1 million and a fair value of $(1.0) million, compared to $72.7 million and $(1.3) million, respectively, as of December 31, 2011.  Under the terms of those basis swaps, Farmer Mac pays Constant Maturity Treasury-based rates and receives LIBOR.  Those swaps hedge most of the interest rate basis risk related to loans Farmer Mac purchases that pay a Constant

Maturity Treasury based-rate and the discount notes Farmer Mac issues to fund the loan purchases.  The pricing of discount notes is closely correlated to LIBOR rates.  Farmer Mac recorded unrealized gains on those outstanding basis swaps for the three and six months ended June 30, 2012 of $0.3 million and $0.4 million, respectively, compared to unrealized losses of $0.1 million and unrealized gains of $1.6 million, respectively, for the same periods in 2011.

The following tables summarize the effects of Farmer Mac's financial derivatives on the consolidated statements of operations for the three and six months ended June 30, 2012 and 2011:

	Losses on Financial Derivatives
	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands)
Interest rate swaps	$(30,187)	$(16,451)	$(23,882)	$(11,721)
Agency forwards	(809)	(1,153)	(605)	(2,001)
Treasury futures	(295)	(211)	(329)	(26)
Credit default swaps	(1)	9	(76)	(53)
Total	$(31,292)	$(17,806)	$(24,892)	$(13,801)

5.	ALLOWANCE FOR LOSSES AND CONCENTRATIONS OF CREDIT RISK

Allowance for Losses

Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held and loans underlying LTSPCs and Farmer Mac Guaranteed Securities.  As of June 30, 2012 and December 31, 2011, Farmer Mac recorded specific allowances for losses of $8.1 million and $7.3 million, respectively. No allowance for losses has been provided for the Farmer Mac II and Rural Utilities programs and Farmer Mac I AgVantage securities as of June 30, 2012 or December 31, 2011.  See Note 2(b), Note 3 and Note 6 for more information about Farmer Mac Guaranteed Securities.  Farmer Mac's allowance for losses is presented in two components on its consolidated balance sheets:

•	an "Allowance for loan losses" on loans held; and

•	a "Reserve for losses" on loans underlying LTSPCs and Farmer Mac Guaranteed Securities.

The following is a summary of the changes in the allowance for losses for the three and six months ended June 30, 2012 and 2011:

	June 30, 2012			June 30, 2011
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
For the Three Months Ended:
Beginning Balance	$10,581	$7,385	$17,966	$11,084	$8,378	$19,462
(Release of)/provision for losses	(1,220)	1,394	174	160	(935)	(775)
Charge-offs	—	—	—	(191)	—	(191)
Ending Balance	$9,361	$8,779	$18,140	$11,053	$7,443	$18,496

For the Six Months Ended:
Beginning Balance	$10,161	$7,355	$17,516	$9,803	$10,312	$20,115
(Release of)/provision for losses	(800)	1,424	624	1,441	(2,869)	(1,428)
Charge-offs	—	—	—	(191)	—	(191)
Ending Balance	$9,361	$8,779	$18,140	$11,053	$7,443	$18,496

During second quarter 2012, Farmer Mac recorded releases to its allowance for loan losses of $1.2 million and provisions to its reserve for losses of $1.4 million. The releases recorded during second quarter 2012 were driven primarily by reductions in specific allowances totaling $0.9 million for certain loans due to principal payments received and updated appraisal information obtained during the quarter in addition to the reclassification of approximately $0.3 million from the allowance for loan losses to the reserve for losses due to the deconsolidation of certain VIEs resulting from a change in related party status. The provision for losses recorded during second quarter 2012 primarily resulted from an increase in a specific allowance of $1.2 million related to an ethanol loan underlying an LTSPC and the reclassification adjustment described above.

During second quarter 2011, Farmer Mac recorded provisions to its allowance for loan losses of $0.2 million and a release from its reserve for losses of $0.9 million. Farmer Mac also charged off $0.2 million of losses upon acquisition of real estate owned ("REO") during second quarter 2011, with no comparable charge-offs in second quarter 2012. In first quarter 2011, Farmer Mac purchased two defaulted loans pursuant to the terms of an LTSPC agreement. This resulted in the reclassification of $1.8 million of specific allowance, which had been recorded in 2010, from the reserve for losses to allowance for loan losses. The (release of)/provision for losses for the first six months of 2011 reflects this reclassification as well as a decline in estimated probable losses related to Farmer Mac's exposure to the ethanol and dairy industries. Farmer Mac recorded no recoveries to its allowance for losses during the first half of 2012 and 2011.

The following tables present the changes in the allowance for losses for the three and six months ended June 30, 2012 and 2011 by commodity type:

	June 30, 2012
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$4,266	$3,482	$636	$1,475	$8,100	$7	$17,966
Provision for/(release of) losses	15	(794)	(173)	(76)	1,202	—	174
Charge-offs	—	—	—	—	—	—	—
Ending Balance	$4,281	$2,688	$463	$1,399	$9,302	$7	$18,140

For the Six Months Ended:
Beginning Balance	$4,133	$3,365	$685	$1,223	$8,106	$4	$17,516
Provision for/(release of) losses	148	(677)	(222)	176	1,196	3	624
Charge-offs	—	—	—	—	—	—	—
Ending Balance	$4,281	$2,688	$463	$1,399	$9,302	$7	$18,140

	June 30, 2011
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$3,922	$3,802	$1,850	$1,053	$8,823	$12	$19,462
(Release of)/provision for losses	(31)	8	(68)	42	(723)	(3)	(775)
Charge-offs	(176)	(7)	(8)	—	—	—	(191)
Ending Balance	$3,715	$3,803	$1,774	$1,095	$8,100	$9	$18,496

For the Six Months Ended:
Beginning Balance	$3,572	$3,537	$2,749	$445	$9,797	$15	$20,115
Provision for/(release of) losses	319	273	(967)	650	(1,697)	(6)	(1,428)
Charge-offs	(176)	(7)	(8)	—	—	—	(191)
Ending Balance	$3,715	$3,803	$1,774	$1,095	$8,100	$9	$18,496

The following tables present the ending balances of loans held and loans underlying LTSPCs and Farmer Mac Guaranteed Securities and the related allowance for losses by impairment method and commodity type as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Ending Balance
Evaluated collectively for impairment	$1,912,073	$792,842	$1,201,256	$208,088	$177,018	$13,180	$4,304,457
Evaluated individually for impairment	29,002	30,557	17,465	16,377	4,337	1,017	98,755
	$1,941,075	$823,399	$1,218,721	$224,465	$181,355	$14,197	$4,403,212
Allowance for Losses
Evaluated collectively for impairment	$1,662	$1,221	$122	$761	$6,252	$6	$10,024
Evaluated individually for impairment	2,619	1,467	341	638	3,050	1	8,116
	$4,281	$2,688	$463	$1,399	$9,302	$7	$18,140

	As of December 31, 2011
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Ending Balance
Evaluated collectively for impairment	$1,835,439	$796,100	$1,213,227	$232,607	$167,850	$15,914	$4,261,137
Evaluated individually for impairment	29,520	28,245	10,884	12,513	5,842	1,022	88,026
	$1,864,959	$824,345	$1,224,111	$245,120	$173,692	$16,936	$4,349,163
Allowance for Losses
Evaluated collectively for impairment	$1,723	$1,290	$172	$775	$6,256	$4	$10,220
Evaluated individually for impairment	2,410	2,075	513	448	1,850	—	7,296
	$4,133	$3,365	$685	$1,223	$8,106	$4	$17,516

The following tables present by commodity type the unpaid principal balances, recorded investment and specific allowance for losses related to impaired loans and the recorded investment in loans on nonaccrual status as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$3,142	$9,073	$5,853	$2,895	$—	$925	$21,888
Unpaid principal balance	3,110	9,041	5,756	2,894	—	901	21,702
With a specific allowance:
Recorded investment	27,070	21,696	11,897	13,623	4,399	117	78,802
Unpaid principal balance	25,892	21,516	11,709	13,483	4,337	116	77,053
Associated allowance	2,619	1,467	341	638	3,050	1	8,116
Total:
Recorded investment	30,212	30,769	17,750	16,518	4,399	1,042	100,690
Unpaid principal balance	29,002	30,557	17,465	16,377	4,337	1,017	98,755
Associated allowance	2,619	1,467	341	638	3,050	1	8,116

Recorded investment of loans on nonaccrual status:	$8,824	$23,566	$4,397	$8,064	$—	$—	$44,851

	As of December 31, 2011
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$6,809	$10,083	$3,248	$3,241	$—	$914	$24,295
Unpaid principal balance	7,446	9,957	4,088	3,298	—	902	25,691
With a specific allowance:
Recorded investment	23,009	18,668	7,036	9,392	5,842	121	64,068
Unpaid principal balance	22,074	18,288	6,796	9,215	5,842	120	62,335
Associated allowance	2,410	2,075	513	448	1,850	—	7,296
Total:
Recorded investment	29,818	28,751	10,284	12,633	5,842	1,035	88,363
Unpaid principal balance	29,520	28,245	10,884	12,513	5,842	1,022	88,026
Associated allowance	2,410	2,075	513	448	1,850	—	7,296

Recorded investment of loans on nonaccrual status:	$9,214	$25,710	$3,483	$6,931	$—	$—	$45,338

The following table presents by commodity type the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2012 and 2011:

	June 30, 2012
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
For the Three Months Ended:
Average recorded investment in impaired loans	$27,873	$35,012	$16,036	$17,671	$4,400	$1,041	$102,033
Income recognized on impaired loans	64	376	63	83	—	—	586

For the Six Months Ended:
Average recorded investment in impaired loans	28,521	32,925	14,118	15,992	4,880	1,039	97,475
Income recognized on impaired loans	141	676	116	174	—	—	1,107

	June 30, 2011
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
For the Three Months Ended:
Average recorded investment in impaired loans	$30,040	$29,531	$12,990	$9,391	$6,458	$723	$89,133
Income recognized on impaired loans	59	186	29	19	—	—	293

For the Six Months Ended:
Average recorded investment in impaired loans	32,016	30,188	14,597	10,235	6,578	817	94,431
Income recognized on impaired loans	215	213	246	60	382	—	1,116

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

During the three and six months ended June 30, 2012, Farmer Mac purchased 4 defaulted loans having an unpaid principal balance of $3.1 million and 5 defaulted loans having an unpaid principal balance of $3.9 million, respectively, from pools underlying Farmer Mac I Guaranteed Securities and LTSPCs.  During the three and six months ended June 30, 2011, Farmer Mac purchased 5 defaulted loans having an unpaid principal balance of $1.4 million and 13 defaulted loans having an unpaid principal balance of $18.3 million, respectively, from pools underlying Farmer Mac I Guaranteed Securities and LTSPCs. The following tables present information related to Farmer Mac's acquisition of defaulted loans for the three and six months ended June 30, 2012 and 2011 and the outstanding balances and carrying amounts of all such loans as of June 30, 2012 and December 31, 2011:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands)
Unpaid principal balance at acquisition date:
Loans underlying LTSPCs	$2,530	$1,420	$2,530	$16,976
Loans underlying Farmer Mac Guaranteed Securities	598	—	1,327	1,369
Total unpaid principal balance at acquisition date	3,128	1,420	3,857	18,345
Contractually required payments receivable	3,125	1,420	3,857	18,392
Impairment recognized subsequent to acquisition	—	—	15	3,770
Recovery/release of allowance for defaulted loans	893	4	933	14

	June 30, 2012	December 31, 2011
	(in thousands)
Outstanding balance	$38,876	$35,773
Carrying amount	30,051	29,461

Net credit losses and 90-day delinquencies as of and for the periods indicated for loans held and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs are presented in the table below. Information is not presented for loans underlying AgVantage securities, USDA Guaranteed Securities, Farmer Mac II Guaranteed Securities, or rural utilities loans or underlying Farmer Mac Guaranteed Securities – Rural Utilities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  As of June 30, 2012, there were no probable losses inherent in Farmer Mac's AgVantage securities due to the credit quality of the obligors, as well as the underlying collateral.  To date, Farmer Mac has not experienced any credit losses on any Farmer Mac I AgVantage securities. The USDA-guaranteed portions presented as USDA Guaranteed Securities, as well as those that collateralize Farmer Mac II Guaranteed Securities, are guaranteed by the USDA. Each USDA guarantee is an obligation backed by the full faith and credit of the United States. As of June 30, 2012, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any USDA Guaranteed Securities or Farmer Mac II Guaranteed Securities. As of June 30, 2012, there were no delinquencies and no probable losses inherent in the Farmer Mac's rural utilities loans held or in any Farmer Mac Guaranteed Securities – Rural Utilities.  As of June 30, 2012, Farmer Mac has not experienced any credit losses on any of those loans or securities.

	90-Day Delinquencies (1)			Net Credit (Recoveries)/Losses
	As of			For the Six Months Ended
	June 30, 2012	December 31, 2011	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$31,092	$33,243	$32,862	$(262)	$164
Total on-balance sheet	$31,092	$33,243	$32,862	$(262)	$164
Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$15,934	$7,379	$21,771	$—	$—
Total off-balance sheet	$15,934	$7,379	$21,771	$—	$—
Total	$47,026	$40,622	$54,633	$(262)	$164

(1)
Includes loans and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, restructured after delinquency, and in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

Of the $31.1 million, $33.2 million and $32.9 million of on-balance sheet loans reported as 90 days delinquent as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively, $7.7 million, $5.6 million and $8.8 million, respectively, are loans subject to "removal-of-account" provisions.

Credit Quality Indicators

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

The following tables present credit quality indicators related to loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade (1)
Grade:
Acceptable	$1,860,579	$744,379	$1,104,200	$198,092	$111,317	$12,437	$4,031,004
Other assets especially mentioned ("OAEM") (2)	40,386	27,071	65,297	6,590	47,393	633	187,370
Substandard (2)	40,110	51,949	49,224	19,783	22,645	1,127	184,838
Total	$1,941,075	$823,399	$1,218,721	$224,465	$181,355	$14,197	$4,403,212

Commodity analysis of past due loans (1)
90 days or more past due	$14,274	$15,223	$10,251	$7,278	$—	$—	$47,026

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

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

Concentrations of Credit Risk

The following table sets forth the geographic and commodity/collateral diversification, as well as the range of original loan-to-value ratios, for all loans held and loans underlying Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(in thousands)
By commodity/collateral type:
Crops	$1,941,075	$1,864,959
Permanent plantings	823,399	824,345
Livestock	1,218,721	1,224,111
Part-time farm	224,465	245,120
Ag. Storage and processing (including ethanol facilities)	181,355	173,692
Other	14,197	16,936
Total	$4,403,212	$4,349,163
By geographic region (1):
Northwest	$764,422	$761,078
Southwest	1,581,489	1,597,369
Mid-North	869,722	857,659
Mid-South	516,815	484,176
Northeast	282,025	294,854
Southeast	388,739	354,027
Total	$4,403,212	$4,349,163
By original loan-to-value ratio:
0.00% to 40.00%	$1,122,067	$1,104,617
40.01% to 50.00%	792,882	769,618
50.01% to 60.00%	1,219,133	1,225,939
60.01% to 70.00%	1,097,884	1,062,061
70.01% to 80.00%	130,902	135,985
80.01% to 90.00%	40,344	50,943
Total	$4,403,212	$4,349,163

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

Off-Balance Sheet Farmer Mac Guaranteed Securities

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  The following table summarizes the significant cash flows received from and paid to trusts used for Farmer Mac securitizations:

	For the Six Months Ended
	June 30, 2012	June 30, 2011
	(in thousands)
Proceeds from new securitizations	$17,628	$10,734
Guarantee fees received	2,244	4,286
Purchases of assets from the trusts	(1,327)	(1,369)

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of June 30, 2012 and December 31, 2011, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans:

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	June 30, 2012	December 31, 2011
	(in thousands)
Farmer Mac I:
Farmer Mac Guaranteed Securities - AgVantage	$970,000	$970,000
Farmer Mac Guaranteed Securities	1,010,507	621,871
Farmer Mac II:
Farmer Mac Guaranteed Securities	36,762	42,088
Rural Utilities:
Farmer Mac Guaranteed Securities - AgVantage	16,270	16,271
Total off-balance sheet Farmer Mac Guaranteed Securities	$2,033,539	$1,650,230

Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $17.3 million as of June 30, 2012 and $12.3 million as of December 31, 2011.  During second quarter 2012, Farmer Mac deconsolidated $460.3 million of certain securitization trusts created when loans subject to LTSPCs were converted to Farmer Mac I Guaranteed Securities because Farmer Mac was no longer determined to be the primary beneficiary when the counterparty to the transaction ceased being a related party as a result of changes to the membership of Farmer Mac's board of directors. This deconsolidation resulted in an increase to the guarantee and commitment obligation of $5.9 million as of June 30, 2012. As of June 30, 2012, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 13.7 years.  As of June 30, 2012, the weighted-average remaining maturity of the off-balance sheet AgVantage securities was 4.8 years.

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

The maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $1.9 billion as of June 30, 2012 and $1.8 billion as of December 31, 2011.

As of June 30, 2012, the weighted-average remaining maturity of all loans underlying LTSPCs was 13.2 years.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the consolidated balance sheet.  This liability approximated $16.8 million as of June 30, 2012 and $15.1 million as of December 31, 2011.

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

During first and second quarters 2012, Farmer Mac paid a quarterly dividend of $0.10 per share on the Corporation's common stock. During 2011, Farmer Mac paid quarterly dividends of $0.05 per share, in each quarter, on all classes of the Corporation's common stock.  Farmer Mac's ability to declare and pay a dividend could be restricted if it failed to comply with regulatory capital requirements.

Preferred Stock

As of June 30, 2012 and December 31, 2011, Farmer Mac had 57,578 shares of Series C Preferred Stock outstanding. The Series C preferred stock is a component of Stockholder's Equity on the consolidated balance sheets. All of the Series C preferred stock outstanding as of June 30, 2012 and December 31, 2011 were held by National Rural Utilities Cooperative Finance Corporation ("CFC"), a related party.

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

Dividends on the Farmer Mac II LLC Preferred Stock will be payable if, when and as declared by Farmer Mac II LLC's board of directors, quarterly, on a non-cumulative basis, on March 30, June 30, September 30, and December 30 of each year.  For each quarterly period from the date of issuance to but excluding the payment date occurring on March 30, 2015, the dividend rate on the Farmer Mac II LLC Preferred Stock will be 8.875 percent per annum.  For each quarterly period from March 30, 2015 to but excluding the payment date occurring on March 30, 2020, the dividend rate on the Farmer Mac II LLC Preferred Stock will be 10.875 percent per annum.  For each quarterly period beginning on March 30, 2020, the dividend rate on the Farmer Mac II LLC Preferred Stock will be an annual rate equal to three-month LIBOR plus 8.211 percent.  Dividends on the Farmer Mac II LLC Preferred Stock are non-

cumulative, so dividends that are not declared for a payment date will not accrue.  The Farmer Mac II LLC Preferred Stock is permanent equity of Farmer Mac II LLC and is presented as "Non-controlling interest – preferred stock" within permanent equity on the consolidated balance sheets of Farmer Mac.  Farmer Mac II LLC incurred $8.1 million of direct costs related to the issuance of the Farmer Mac II LLC Preferred Stock, which reduced the amount of non-controlling interest – preferred stock.  The accrual of declared dividends is presented as "Net income attributable to non-controlling interest – preferred stock dividends" on the consolidated statements of operations on a pre-tax basis.  The consolidated tax benefit is included in income tax expense.

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

•
Risk-based capital requirement – Farmer Mac's charter directs the Farm Credit Administration ("FCA") to establish a risk-based capital stress test for Farmer Mac, using specified stress-test parameters.

Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement.

As of June 30, 2012, Farmer Mac's minimum and critical capital requirements were $356.4 million and $178.2 million, respectively, and its actual core capital level was $492.3 million, which was $135.9 million above the minimum capital requirement and $314.1 million above the critical capital requirement as of that date.  As of December 31, 2011, Farmer Mac's minimum and critical capital requirements were $348.7 million and $174.3 million, respectively, and its actual core capital level was $475.2 million, which was $126.5 million above the minimum capital requirement and $300.9 million above the critical capital requirement as of that date.

Based on the risk-based capital stress test, Farmer Mac's risk-based capital requirement as of June 30, 2012 was $42.5 million, and Farmer Mac's regulatory capital (core capital plus the allowance for losses) of $510.5 million exceeded that amount by approximately $468.0 million.  As of December 31, 2011, Farmer Mac's risk-based capital requirement was $52.9 million, and Farmer Mac's regulatory capital of $492.7 million exceeded that amount by approximately $439.8 million.

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

Farmer Mac's investment securities include callable, highly rated auction-rate certificates ("ARCs"), the interest rates on which are reset through an auction process, most commonly at intervals of 28 days, or at formula-based floating rates as set forth in the related transaction documents in the event of a failed auction.  These formula-based floating rates, which may at times reset to zero, are intended to preserve the underlying principal balance of the securities and avoid overall cash shortfalls.  Accordingly, payments of accrued interest may also be delayed and are ultimately subject to cash availability. Beginning in mid-February 2008, there were widespread failures of the auction mechanism designed to provide regular liquidity to these types of securities.  Consequently, Farmer Mac has not sold any of its ARCs into the auctions since that time.  All ARCs held by Farmer Mac are collateralized entirely by pools of Federal Family Education Loan Program ("FFELP") guaranteed student loans that are backed by the full faith and credit of the United States.  Farmer Mac continues to believe that the credit quality of these securities is high, based on the underlying collateralization and the securities' ratings.  To date, Farmer Mac has received all interest due on ARCs it holds and expects to continue to do so.

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

Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period.  There were no transfers within the fair value hierarchy for fair value measurements of Farmer Mac's investment securities during the first six months of 2012 and 2011.

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

Farmer Mac made no transfers within the fair value hierarchy for fair value measurements of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities during the first six months of 2012 and 2011.

Financial Derivatives

The fair value of exchange-traded U.S. Treasury futures is based on unadjusted quoted prices for identical financial instruments.  Farmer Mac classifies these fair value measurements as level 1.

Farmer Mac's derivative portfolio consists primarily of interest rate swaps, credit default swaps and forward sales contracts on the debt of other GSEs.  Farmer Mac estimates the fair value of these financial instruments primarily based upon the counterparty valuations.  Farmer Mac internally values its derivative portfolio using a discounted cash flow valuation technique and obtains a secondary valuation for certain interest rate swaps to corroborate the counterparty valuations.  Farmer Mac also regularly reviews the counterparty valuations as part of the collateral exchange process.  Farmer Mac classifies these fair value measurements as level 2.

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

As of June 30, 2012, the consideration of credit risk, Farmer Mac's and the counterparties, resulted in an adjustment of $0.7 million to the valuations of Farmer Mac's derivative portfolio. As of December 31, 2011, the consideration of credit risk, Farmer Mac's and the counterparties, resulted in an adjustment of $0.2 million to the valuations of Farmer Mac's derivative portfolio. See Note 1(c) and Note 4 for further information regarding Farmer Mac's derivative portfolio.

Nonrecurring Fair Value Measurements and Classification

Loans Held-for-Sale

Loans held for sale are reported at the lower of cost or fair value in the consolidated balance sheets. Farmer Mac internally models the fair value of loans by discounting the projected cash flows of these instruments at projected interest rates.  The fair values are based on the present value of expected cash flows using management's best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  The fair values of these instruments are classified as level 3 measurements.  As of June 30, 2012 and December 31, 2011, the fair values of loans held for sale exceeded their cost amounts. Accordingly, Farmer Mac recorded no adjustment to report these loans at the lower of cost or fair value.

Loans Held for Investment

Certain loans in Farmer Mac's held for investment loan portfolio are measured at fair value when they are determined to be impaired. Impaired loans are reported at net realizable value (fair value less estimated cost to sell). The fair value of the loan generally is based on the fair value of the underlying property, which is determined by third-party appraisals when available. When third-party appraisals are not available, fair value is estimated based on factors such as prices for comparable properties in similar geographical areas and/or assessment through observation of such properties. Farmer Mac classifies these fair values as level 3 measurements. Farmer Mac uses net realizable value as a reasonable estimate of fair value in the tables below.

Real Estate Owned

Farmer Mac initially records REO properties at net realizable value and subsequently records them at the lower of carrying value or net realizable value. The fair value of REO is determined by third-party appraisals when available. When third-party appraisals are not available, fair value is estimated based on factors such as prices for comparable properties in similar geographical areas and/or assessment through observation of such properties. Farmer Mac classifies the REO fair values as level 3 measurements. Farmer Mac uses net realizable value as a reasonable estimate of fair value in the tables below.

Fair Value Classification and Transfers

As of June 30, 2012, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $6.1 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 51 percent of total assets and 70 percent of financial instruments measured at fair value as of June 30, 2012.  As of December 31, 2011, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $5.9 billion whose fair values were estimated by management in the absence of readily determinable fair values.  These financial instruments measured as level 3 represented 49 percent of total assets and 72 percent of financial instruments measured at fair value as of December 31, 2011.

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2012 and December 31, 2011, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Assets and Liabilities Measured at Fair Value as of June 30, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$59,707	$59,707
Floating rate asset-backed securities	—	173,299	—	173,299
Floating rate corporate debt securities	—	86,627	—	86,627
Fixed rate corporate debt	—	57,757	—	57,757
Floating rate Government/GSE guaranteed mortgage-backed securities	—	762,367	—	762,367
Fixed rate GSE guaranteed mortgage-backed securities	—	2,686	—	2,686
Floating rate GSE subordinated debt	—	55,839	—	55,839
Fixed rate GSE preferred stock	—	86,792	—	86,792
Floating rate senior agency debt	—	25,066	—	25,066
Fixed rate senior agency debt	—	178,975	—	178,975
Fixed rate U.S. Treasuries	1,005,906	—	—	1,005,906
Total available-for-sale	1,005,906	1,429,408	59,707	2,495,021
Trading:
Floating rate asset-backed securities	—	—	1,430	1,430
Total trading	—	—	1,430	1,430
Total Investment Securities	1,005,906	1,429,408	61,137	2,496,451
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	—	—	3,223,332	3,223,332
Farmer Mac II	—	—	29,899	29,899
Rural Utilities	—	—	1,191,236	1,191,236
Total Farmer Mac Guaranteed Securities	—	—	4,444,467	4,444,467
USDA Guaranteed Securities:
Available-for-sale	—	—	1,418,638	1,418,638
Trading	—	—	146,825	146,825
Total USDA Guaranteed Securities	—	—	1,565,463	1,565,463
Financial derivatives	—	36,894	—	36,894
Total Assets at fair value	$1,005,906	$1,466,302	$6,071,067	$8,543,275
Liabilities:
Financial derivatives	$—	$161,624	$967	$162,591
Total Liabilities at fair value	$—	$161,624	$967	$162,591
Nonrecurring:
Assets:
Loans held for investment	$—	$—	$12,541	$12,541
REO	—	—	1,296	1,296
Total Nonrecurring Assets at fair value	$—	$—	$13,837	$13,837

Assets and Liabilities Measured at Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$60,213	$60,213
Floating rate asset-backed securities	—	178,560	—	178,560
Floating rate corporate debt securities	—	73,833	—	73,833
Floating rate Government/GSE guaranteed mortgage-backed securities	—	764,038	—	764,038
Fixed rate GSE guaranteed mortgage-backed securities	—	3,360	—	3,360
Floating rate GSE subordinated debt	—	52,562	—	52,562
Fixed rate GSE preferred stock	—	84,878	—	84,878
Fixed rate corporate debt	—	38,699	—	38,699
Fixed rate commercial paper	—	10,000	—	10,000
Fixed rate U.S. Treasuries	799,266	—	—	799,266
Senior agency debt	—	117,285	—	117,285
Total available-for-sale	799,266	1,323,215	60,213	2,182,694
Trading:
Floating rate asset-backed securities	—	—	1,796	1,796
Total trading	—	—	1,796	1,796
Total Investment Securities	799,266	1,323,215	62,009	2,184,490
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	—	—	2,807,627	2,807,627
Farmer Mac II	—	—	35,599	35,599
Rural Utilities	—	—	1,446,046	1,446,046
Total Farmer Mac Guaranteed Securities	—	—	4,289,272	4,289,272
USDA Guaranteed Securities:
Available-for-sale	—	—	1,279,546	1,279,546
Trading	—	—	212,359	212,359
Total USDA Guaranteed Securities	—	—	1,491,905	1,491,905
Financial derivatives	—	40,250	—	40,250
Total Assets at fair value	$799,266	$1,363,465	$5,843,186	$8,005,917
Liabilities:
Financial derivatives	$—	$158,689	$1,335	$160,024
Total Liabilities at fair value	$—	$158,689	$1,335	$160,024
Nonrecurring:
Assets:
Loans held for investment	$—	$—	$10,118	$10,118
REO	—	—	1,296	1,296
Total Nonrecurring Assets at fair value	$—	$—	$11,414	$11,414

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which Farmer Mac has used significant unobservable inputs to determine fair value.  Net transfers in and/or out of level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period.

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended June 30, 2012
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/ (Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$58,868	$—	$—	$—	$—	$839	$59,707
Total available-for-sale	58,868	—	—	—	—	839	59,707
Trading:
Floating rate asset-backed securities(1)	1,646	—	—	(239)	23	—	1,430
Total trading	1,646	—	—	(239)	23	—	1,430
Total Investment Securities	60,514	—	—	(239)	23	839	61,137
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	3,008,223	200,000	—	(1,007)	—	16,116	3,223,332
Farmer Mac II	36,129	5,327	(5,327)	(5,787)	—	(443)	29,899
Rural Utilities	1,345,509	—	—	(150,000)	—	(4,273)	1,191,236
Total Farmer Mac Guaranteed Securities	4,389,861	205,327	(5,327)	(156,794)	—	11,400	4,444,467
USDA Guaranteed Securities:
Available-for-sale	1,328,702	160,286	—	(69,775)	—	(575)	1,418,638
Trading(2)	184,397	—	—	(34,463)	(3,109)	—	146,825
Total USDA Guaranteed Securities	1,513,099	160,286	—	(104,238)	(3,109)	(575)	1,565,463
Total Assets at fair value	$5,963,474	$365,613	$(5,327)	$(261,271)	$(3,086)	$11,664	$6,071,067
Liabilities:
Financial derivatives(3)	$(1,225)	$—	$—	$—	$258	$—	$(967)
Total Liabilities at fair value	$(1,225)	$—	$—	$—	$258	$—	$(967)

(1)	Unrealized gains are attributable to assets still held as of June 30, 2012 and are recorded in (Losses)/gains on trading assets.

(2)	Includes unrealized losses of $2.4 million attributable to assets still held as of June 30, 2012 that are recorded in (Losses)/gains on trading assets.

(3)	Unrealized gains are attributable to liabilities still held as of June 30, 2012 and are recorded in Losses on financial derivatives.

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended June 30, 2011
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/ (Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$64,539	$—	$—	$—	$—	$143	$64,682
Total available-for-sale	64,539	—	—	—	—	143	64,682
Trading:
Floating rate asset-backed securities(1)	1,690	—	—	(168)	687	—	2,209
Total trading	1,690	—	—	(168)	687	—	2,209
Total Investment Securities	66,229	—	—	(168)	687	143	66,891
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	1,429,318	300,000	—	(6)	—	29,893	1,759,205
Farmer Mac II	37,803	981	(1,041)	(1,134)	—	(79)	36,530
Rural Utilities	1,442,793	—	—	—	—	5,437	1,448,230
Total Farmer Mac Guaranteed Securities	2,909,914	300,981	(1,041)	(1,140)	—	35,251	3,243,965
USDA Guaranteed Securities:
Available-for-sale	1,063,540	98,464	—	(48,951)	—	7,344	1,120,397
Trading(2)	274,561	—	—	(26,985)	1,498	—	249,074
Total USDA Guaranteed Securities	1,338,101	98,464	—	(75,936)	1,498	7,344	1,369,471
Total Assets at fair value	$4,314,244	$399,445	$(1,041)	$(77,244)	$2,185	$42,738	$4,680,327
Liabilities:
Financial derivatives(3)	$(1,671)	$—	$—	$—	$(84)	$—	$(1,755)
Total Liabilities at fair value	$(1,671)	$—	$—	$—	$(84)	$—	$(1,755)

(1)	Unrealized gains are attributable to assets still held as of June 30, 2011 and are recorded in (Losses)/gains on trading assets.

(2)	Includes unrealized gains of $0.3 million attributable to assets still held as of June 30, 2011 that are recorded in (Losses)/gains on trading assets.

(3)	Unrealized losses are attributable to liabilities still held as of June 30, 2011 and are recorded in Losses on financial derivatives.

Level 3 Assets and Liabilities Measured at Fair Value for the Six Months Ended June 30, 2012
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/ (Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$60,213	$—	$—	$—	$—	$(506)	$59,707
Total available-for-sale	60,213	—	—	—	—	(506)	59,707
Trading:
Floating rate asset-backed securities(1)	1,796	—	—	(527)	161	—	1,430
Total trading	1,796	—	—	(527)	161	—	1,430
Total Investment Securities	62,009	—	—	(527)	161	(506)	61,137
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	2,807,627	400,000	—	(1,015)	—	16,720	3,223,332
Farmer Mac II	35,599	5,327	(5,327)	(6,015)	—	315	29,899
Rural Utilities	1,446,046	—	—	(245,701)	—	(9,109)	1,191,236
Total Farmer Mac Guaranteed Securities	4,289,272	405,327	(5,327)	(252,731)	—	7,926	4,444,467
USDA Guaranteed Securities:
Available-for-sale	1,279,546	262,011	—	(123,793)	—	874	1,418,638
Trading(2)	212,359	—	—	(63,386)	(2,148)	—	146,825
Total USDA Guaranteed Securities	1,491,905	262,011	—	(187,179)	(2,148)	874	1,565,463
Total Assets at fair value	$5,843,186	$667,338	$(5,327)	$(440,437)	$(1,987)	$8,294	$6,071,067
Liabilities:
Financial derivatives(3)	$(1,335)	$—	$—	$—	$368	$—	$(967)
Total Liabilities at fair value	$(1,335)	$—	$—	$—	$368	$—	$(967)

(1)	Unrealized gains are attributable to assets still held as of June 30, 2012 and are recorded in (Losses)/gains on trading assets.

(2)	Includes unrealized losses of $1.6 million attributable to assets still held as of June 30, 2012 that are recorded in (Losses)/gains on trading assets.

(3)	Unrealized gains are attributable to liabilities still held as of June 30, 2012 and are recorded in Losses on financial derivatives.

Level 3 Assets and Liabilities Measured at Fair Value for the Six Months Ended June 30, 2011
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/ (Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$64,335	$—	$—	$—	$—	$347	$64,682
Total available-for-sale	64,335	—	—	—	—	347	64,682
Trading:
Floating rate asset-backed securities(1)	1,400	—	—	(550)	1,359	—	2,209
Total trading	1,400	—	—	(550)	1,359	—	2,209
Total Investment Securities	65,735	—	—	(550)	1,359	347	66,891
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	942,809	800,000	—	(14)	—	16,410	1,759,205
Farmer Mac II	37,637	2,004	(2,005)	(2,494)	—	1,388	36,530
Rural Utilities	1,926,818	—	—	(476,401)	—	(2,187)	1,448,230
Total Farmer Mac Guaranteed Securities	2,907,264	802,004	(2,005)	(478,909)	—	15,611	3,243,965
USDA Guaranteed Securities:
Available-for-sale	1,005,679	214,811	—	(109,786)	—	9,693	1,120,397
Trading(2)	311,765	—	—	(62,958)	267	—	249,074
Total USDA Guaranteed Securities	1,317,444	214,811	—	(172,744)	267	9,693	1,369,471
Total Assets at fair value	$4,290,443	$1,016,815	$(2,005)	$(652,203)	$1,626	$25,651	$4,680,327
Liabilities:
Financial derivatives(3)	$(3,390)	$—	$—	$—	$1,635	$—	$(1,755)
Total Liabilities at fair value	$(3,390)	$—	$—	$—	$1,635	$—	$(1,755)

(1)	Unrealized gains are attributable to assets still held as of June 30, 2011 and are recorded in (Losses)/gains on trading assets.

(2)	Includes unrealized losses of $2.4 million attributable to assets still held as of June 30, 2011 that are recorded in (Losses)/gains on trading assets.

(3)	Unrealized gains are attributable to liabilities still held as of June 30, 2011 and are recorded in Losses on financial derivatives.

The following table presents additional information about the significant unobservable inputs used in the fair value measurements categorized in level 3 of the fair value hierarchy:

	Fair Value as of		Unobservable	Range
Financial Instruments	June 30, 2012	Valuation Technique	Input	(Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$59,707	Indicative bids	Range of broker quotes	70.0% - 90.0% (80.6%)

Floating rate asset-backed securities	$1,430	Discounted cash flow	Discount rate	11.8% - 18.2% (15.3%)
			Constant prepayment rate	10%

Farmer Mac Guaranteed Securities:
Farmer Mac I	$3,223,332	Discounted cash flow	Discount rate	1.1% - 3.2% (1.7%)

Farmer Mac II	$29,899	Discounted cash flow	Discount rate	1.0% - 3.4% (2.1%)
			Constant prepayment rate	9% - 18% (15%)

Rural Utilities	$1,191,236	Discounted cash flow	Discount rate	1.3% - 2.5% (2.0%)

USDA Guaranteed Securities	$1,565,463	Discounted cash flow	Discount rate	1.4% - 5.3% (3.6%)
			Constant prepayment rate	0% - 23% (11%)

Liabilities:
Financial Derivatives:
Basis swaps	$967	Discounted cash flow	Discount rate	1.0% - 3.1% (1.7%)
			Constant prepayment rate	13% - 23% (18%)
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

Farmer Mac made no fair value option elections for the six months ended June 30, 2012 and 2011. For the three and six months ended June 30, 2012, Farmer Mac recorded net losses of $3.1 million and $2.1 million, respectively, for changes in fair value of assets previously selected for the fair value option, compared to net gains of $1.3 million and $1.9 million, respectively, for the same periods ended June 30, 2011.  These changes in fair value are presented in "(Losses)/gains on trading assets" in the consolidated statements of operations.

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities and guarantees and commitments as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$752,502	$752,502	$817,046	$817,046
Investment securities	2,496,451	2,496,451	2,184,490	2,184,490
Farmer Mac Guaranteed Securities	4,444,467	4,444,467	4,289,272	4,289,272
USDA Guaranteed Securities	1,565,463	1,565,463	1,491,905	1,491,905
Loans	2,577,741	2,540,902	2,971,187	2,894,156
Financial derivatives	36,894	36,894	40,250	40,250
Guarantee and commitment fees receivable:
LTSPCs	22,761	17,518	22,802	15,886
Farmer Mac Guaranteed Securities	22,165	20,604	17,960	15,498
Financial liabilities:
Notes payable:
Due within one year	6,482,643	6,482,817	6,091,573	6,087,879
Due after one year	4,706,115	4,519,192	4,288,670	4,104,882
Debt securities of consolidated trusts held by third parties	186,253	184,499	726,826	701,583
Financial derivatives	162,591	162,591	160,024	160,024
Guarantee and commitment obligations:
LTSPCs	21,957	16,714	22,047	15,131
Farmer Mac Guaranteed Securities	18,897	17,337	14,771	12,309

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

The financial information presented below reflects the accounts of Farmer Mac and its subsidiaries on a consolidated basis.  Accordingly, the core earnings for Farmer Mac's reportable operating segments will differ from the stand-alone financial statements of Farmer Mac's subsidiaries.  These differences will be due to various factors, including the reversal of unrealized gains and losses related to fair value changes of trading assets and financial derivatives, as well as the allocation of certain expenses such as dividends and interest expense related to the issuance of capital and the incurrence of indebtedness managed at the corporate level.  The allocation of general and administrative expenses that are not directly attributable to an operating segment may also result in differences.  The assets of Farmer Mac's subsidiary, Farmer Mac II LLC, will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.  As of June 30, 2012, Farmer Mac II LLC held assets with a fair value of $1.6 billion, had debt outstanding of $276.0 million, had preferred stock outstanding with a liquidation preference of $250.0 million, and had $1.0 billion of common stock outstanding held by Farmer Mac.

The following tables present core earnings for Farmer Mac's reportable operating segments and a reconciliation to GAAP net (loss)/income for the three and six months ended June 30, 2012 and 2011:

Core Earnings by Business Segment
For the Three Months Ended June 30, 2012
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Reconciling Adjustments		GAAP Amounts
	(in thousands)
Interest income (1)	$36,897	$14,197	$16,124	$6,024	$(1,664)		$71,578
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(543)	—	—	—	543		—
Interest expense (2)	(19,605)	(11,407)	(13,118)	(1,361)	8,530		(36,961)
Net effective spread	16,749	2,790	3,006	4,663	7,409		34,617
Guarantee and commitment fees	5,466	41	1,100	—	(543)		6,064
Other income/(expense) (3)	514	172	—	(717)	(33,314)		(33,345)
Non-interest income/(loss)	5,980	213	1,100	(717)	(33,857)		(27,281)

Release of loan losses	1,220	—	—	—	—		1,220

Provision for losses	(1,394)	—	—	—	—		(1,394)
Other non-interest expense	(3,576)	(744)	(1,385)	(2,110)	—		(7,815)
Non-interest expense (4)	(4,970)	(744)	(1,385)	(2,110)	—		(9,209)
Core earnings before income taxes	18,979	2,259	2,721	1,836	(26,448)	(5)	(653)
Income tax (expense)/benefit	(6,643)	(791)	(952)	1,759	9,256		2,629
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	12,336	1,468	1,769	3,595	(17,192)	(5)	1,976
Preferred stock dividends	—	—	—	(720)	—		(720)
Non-controlling interest - preferred stock dividends	—	—	—	(5,547)	—		(5,547)
Segment core earnings	$12,336	$1,468	$1,769	$(2,672)	$(17,192)	(5)	$(4,291)

Total assets at carrying value	$4,842,598	$1,612,384	$2,226,318	$3,369,114	$—		$12,050,414
Total on- and off-balance sheet program assets at principal balance	8,513,212	1,579,187	2,158,021	—	—		12,250,420

(1)	Includes reconciling adjustments for yield maintenance income and amortization of premiums on assets consolidated at fair value to reflect core earnings amounts.

(2)
Based on effective funding cost determined for each operating segment, including expenses related to interest rate swaps, which are included in Losses on financial derivatives on the GAAP financial statements.

(3)
Includes reconciling adjustments for the reclassification of yield maintenance income and expenses related to interest rate swaps and fair value adjustments on financial derivatives and trading assets. Also includes a reconciling adjustment related to the recognition of deferred gains over the estimated lives of certain Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities.

(4)	Includes directly attributable costs and an allocation of indirectly attributable costs based on headcount.

(5)
Net  adjustments to reconcile core earnings before income taxes; core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends; and segment core earnings to corresponding GAAP measures: (loss)/income before income taxes, net income, and net (loss)/income attributable to common stockholders, respectively.

Core Earnings by Business Segment
For the Three Months Ended June 30, 2011
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Reconciling Adjustments		GAAP Amounts
	(in thousands)
Interest income (1)	$34,555	$14,045	$13,131	$7,033	$(1,912)		$66,852
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(839)	—	—	—	839		—
Interest expense (2)	(22,398)	(11,321)	(10,044)	(3,174)	9,297		(37,640)
Net effective spread	11,318	2,724	3,087	3,859	8,224		29,212
Guarantee and commitment fees	5,824	50	1,285	—	(839)		6,320
Other income/(expense) (3)	1,261	59	—	(646)	(14,879)		(14,205)
Non-interest income/(loss)	7,085	109	1,285	(646)	(15,718)		(7,885)

Provision for loan losses	(160)	—	—	—	—		(160)

Release of losses	935	—	—	—	—		935
Other non-interest expense	(3,992)	(712)	(1,247)	(2,175)	—		(8,126)
Non-interest expense (4)	(3,057)	(712)	(1,247)	(2,175)	—		(7,191)
Core earnings before income taxes	15,186	2,121	3,125	1,038	(7,494)	(5)	13,976
Income tax (expense)/benefit	(5,315)	(742)	(1,094)	1,989	2,623		(2,539)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	9,871	1,379	2,031	3,027	(4,871)	(5)	11,437
Preferred stock dividends	—	—	—	(720)	—		(720)
Non-controlling interest - preferred stock dividends	—	—	—	(5,547)	—		(5,547)
Segment core earnings	$9,871	$1,379	$2,031	$(3,240)	$(4,871)	(5)	$5,170

Total assets at carrying value	$3,743,934	$1,422,554	$2,353,748	$2,924,592	$—		$10,444,828
Total on- and off-balance sheet program assets at principal balance	8,498,421	1,425,883	2,274,193	—	—		12,198,497

(1)	Includes reconciling adjustments for yield maintenance income and amortization of premiums on assets consolidated at fair value to reflect core earnings amounts.

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

Core Earnings by Business Segment
For the Six Months Ended June 30, 2012
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Reconciling Adjustments		GAAP Amounts
	(in thousands)
Interest income (1)	$74,441	$28,512	$32,822	$12,256	$(3,322)		$144,709
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(1,273)	—	—	—	1,273		—
Interest expense (2)	(41,545)	(22,956)	(26,639)	(2,777)	18,033		(75,884)
Net effective spread	31,623	5,556	6,183	9,479	15,984		68,825
Guarantee and commitment fees	10,789	88	2,390	—	(1,273)		11,994
Other income/(expense) (3)	951	274	1	(1,240)	(25,083)		(25,097)
Non-interest income/(loss)	11,740	362	2,391	(1,240)	(26,356)		(13,103)

Release of loan losses	800	—	—	—	—		800

Provision for losses	(1,424)	—	—	—	—		(1,424)
Other non-interest expense	(7,068)	(1,508)	(2,767)	(4,284)	—		(15,627)
Non-interest expense (4)	(8,492)	(1,508)	(2,767)	(4,284)	—		(17,051)
Core earnings before income taxes	35,671	4,410	5,807	3,955	(10,372)	(5)	39,471
Income tax (expense)/benefit	(12,485)	(1,544)	(2,032)	3,406	3,630		(9,025)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	23,186	2,866	3,775	7,361	(6,742)	(5)	30,446
Preferred stock dividends	—	—	—	(1,440)	—		(1,440)
Non-controlling interest - preferred stock dividends	—	—	—	(11,094)	—		(11,094)
Segment core earnings	$23,186	$2,866	$3,775	$(5,173)	$(6,742)	(5)	$17,912

Total assets at carrying value	$4,842,598	$1,612,384	$2,226,318	$3,369,114	$—		$12,050,414
Total on- and off-balance sheet program assets at principal balance	8,513,212	1,579,187	2,158,021	—	—		12,250,420

(1)	Includes reconciling adjustments for yield maintenance income and amortization of premiums on assets consolidated at fair value to reflect core earnings amounts.

(2)
Based on effective funding cost determined for each operating segment, including expenses related to interest rate swaps, which are included in Losses on financial derivatives on the GAAP financial statements.

(3)
Includes reconciling adjustments for the reclassification of yield maintenance income and expenses related to interest rate swaps and fair value adjustments on financial derivatives and trading assets. Also includes a reconciling adjustment related to the recognition of deferred gains over the estimated lives of certain Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities.

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

Core Earnings by Business Segment
For the Six Months Ended June 30, 2011
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Reconciling Adjustments		GAAP Amounts
	(in thousands)
Interest income (1)	$66,634	$27,710	$26,793	$14,220	$(4,433)		$130,924
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(1,713)	—	—	—	1,713		—
Interest expense (2)	(42,676)	(22,319)	(20,704)	(7,314)	18,320		(74,693)
Net effective spread	22,245	5,391	6,089	6,906	15,600		56,231
Guarantee and commitment fees	11,589	103	2,728	—	(1,713)		12,707
Other income/(expense) (3)	2,223	105	—	(740)	(7,133)		(5,545)
Non-interest income/(loss)	13,812	208	2,728	(740)	(8,846)		7,162

Provision for loan losses	(1,441)	—	—	—	—		(1,441)

Release of losses	2,869	—	—	—	—		2,869
Other non-interest expense	(8,760)	(1,375)	(2,379)	(4,224)	—		(16,738)
Non-interest expense (4)	(5,891)	(1,375)	(2,379)	(4,224)	—		(13,869)
Core earnings before income taxes	28,725	4,224	6,438	1,942	6,754	(5)	48,083
Income tax (expense)/benefit	(10,054)	(1,478)	(2,254)	4,094	(2,364)		(12,056)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	18,671	2,746	4,184	6,036	4,390	(5)	36,027
Preferred stock dividends	—	—	—	(1,440)	—		(1,440)
Non-controlling interest - preferred stock dividends	—	—	—	(11,094)	—		(11,094)
Segment core earnings	$18,671	$2,746	$4,184	$(6,498)	$4,390	(5)	$23,493

Total assets at carrying value	$3,743,934	$1,422,554	$2,353,748	$2,924,592	$—		$10,444,828
Total on- and off-balance sheet program assets at principal balance	8,498,421	1,425,883	2,274,193	—	—		12,198,497

(1)	Includes reconciling adjustments for yield maintenance income and amortization of premiums on assets consolidated at fair value to reflect core earnings amounts.

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

Management's expectations for Farmer Mac's future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties.  Various factors or events could cause Farmer Mac's actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under "Risk Factors" in Part I, Item 1A of Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012, as well as uncertainties regarding:

•	the availability to Farmer Mac and Farmer Mac II LLC of debt financing and, if available, the reasonableness of rates and terms;

•
legislative or regulatory developments that could affect Farmer Mac, including but not limited to developments in relation to agricultural policies and programs contained in the 2008 Farm Bill, many of which are scheduled to expire this year;

•	fluctuations in the fair value of assets held by Farmer Mac and Farmer Mac II LLC;

•
the rate and direction of development of the secondary market for agricultural mortgage and rural utilities loans, including lender interest in Farmer Mac credit products and the Farmer Mac secondary market;

•	the general rate of growth in agricultural mortgage and rural utilities indebtedness;

•
the impact of economic conditions, including the effects of drought and other weather-related conditions and fluctuations in agricultural real estate values, on agricultural mortgage lending and borrower repayment capacity;

•	developments in the financial markets, including possible investor, analyst and rating agency reactions to events involving GSEs, including Farmer Mac;

•	financial market volatility, including the future level and direction of interest rates; and

•	volatility in commodity prices and/or export demand for U.S. agricultural products.

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

Overview

Farmer Mac entered 2012 well-positioned to continue to fulfill its mission of serving rural America while providing increased value to stockholders and has maintained its strong performance as the year has progressed. Second quarter results included the addition of $639.8 million of new program volume, which raised the aggregate outstanding amount of program volume to a record level $12.3 billion as of June 30, 2012. Farmer Mac's GAAP earnings for second quarter 2012 continued to be significantly affected by changes in the fair values of the Corporation's financial derivatives, resulting in a GAAP net loss for the quarter, while non-GAAP core earnings continued to increase compared to the prior quarter and prior years. During second quarter 2012, 90-day delinquencies improved over first quarter and prior year and Farmer Mac's core capital of $492.3 million remained well above its minimum capital and risk-based capital requirements. As of June 30, 2012, Farmer Mac's excess core capital above its minimum capital requirement was $135.9 million.

Farmer Mac's GAAP net loss attributable to common stockholders for second quarter 2012 was $4.3 million, compared to net income of $5.2 million for the same period in 2011.  The decrease in Farmer Mac's GAAP net income was almost entirely attributable to the effects of fair value changes of its financial derivatives. Due to the significant decrease in long-term interest rates during second quarter 2012 (for example, the 10-year Treasury rate decreased 57 basis points from March 31 to June 30), Farmer Mac recorded unrealized fair value losses of $21.6 million on its financial derivatives. Because Farmer Mac's financial derivatives were not designated in hedge relationships for accounting purposes, changes in the fair values of these instruments were recorded in earnings, with no offsetting fair value adjustments on the corresponding hedged items.

Effective July 1, 2012, Farmer Mac designated $950.0 million notional amount of interest rate swaps in fair value hedge relationships. These interest rate swaps are used to hedge against the risk of changes in fair values of certain fixed rate AgVantage securities due to changes in the benchmark interest rate (i.e., LIBOR). Beginning in third quarter 2012, Farmer Mac will record in earnings offsetting fair value adjustments on the hedged items attributable to the risk being hedged. Any differences arising from fair value changes that are not offset will result in hedge ineffectiveness and affect GAAP earnings.

Because Farmer Mac expects these fair value hedge relationships to remain highly effective through maturity, a substantial portion of the volatility caused from changes in the fair values of financial derivatives is expected to be eliminated in future periods. For example, of the $21.6 million of unrealized fair value losses recorded in second quarter 2012, $14.5 million related to the interest rate swaps designated in fair value hedge relationships on July 1, 2012.

Farmer Mac's non-GAAP core earnings for second quarter 2012 were $12.9 million, up from $10.0 million in second quarter 2011. Core earnings for second quarter 2012 benefited from higher net effective spread of $27.2 million, compared to $21.0 million in second quarter 2011. This higher net effective spread was partially offset by net provisions to the allowance for losses of $0.2 million, compared to net releases of $0.8 million for the prior year quarter.

Farmer Mac uses core earnings to measure corporate economic performance and develop financial plans because, in management's view, core earnings is a useful alternative measure in understanding Farmer Mac's economic performance, transaction economics and business trends.  Core earnings differs from GAAP net income by excluding the effects of fair value accounting guidance, which are not expected to have a permanent effect on capital. Core earnings also differs from GAAP net income by excluding specified infrequent or unusual transactions that Farmer Mac believes are not indicative of future operating results and that may not reflect the trends and economic financial performance of the Corporation's core business. This non-GAAP financial measure may not be comparable to similarly labeled non-GAAP financial measures disclosed by other companies. Farmer Mac's disclosure of this non-GAAP measure is not intended to replace GAAP information but, rather, to supplement it. Further discussion of Farmer Mac's financial results and a reconciliation of Farmer Mac's GAAP net (loss)/income attributable to common stockholders to core earnings is presented in "—Results of Operations."

Farmer Mac's agricultural and rural utilities portfolios continued to perform well during second quarter 2012. As of June 30, 2012, Farmer Mac's 90-day delinquencies were $47.0 million (1.07 percent of the non-AgVantage Farmer Mac I portfolio), down from $53.1 million (1.21 percent) as of March 31, 2012, and $54.6 million (1.27 percent) as of June 30, 2011.  The decrease in delinquencies from first quarter is consistent with the historical trend of Farmer Mac's 90‑day delinquencies fluctuating from quarter to quarter, both in dollars and as a percentage of the outstanding portfolio, with higher levels generally observed at the end of the first and third quarters of each year corresponding to the annual (January 1st) and semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans. As of June 30, 2012, there were no ethanol loans included in 90-day delinquencies.  However, Farmer Mac currently has in its portfolio one ethanol loan that was 30 days delinquent as of June 30, 2012 and for which Farmer Mac has recorded a specific allowance.

Recent drought conditions in the Midwest have caused significant deterioration in the yields of feed grains and the quality and availability of adequate grazing land. Many grain producers are entering this cycle in a position of financial strength after a period of high profitability and utilize risk management strategies such as crop insurance to reduce the impact of these situations.  Furthermore, Farmer Mac believes that it generally remains well collateralized on its exposures in drought areas due in part to the appreciation in land values in these areas over the last several years. However, the projected shortages in feed grains resulting from the drought conditions have contributed to an escalation in feed grain prices, which will likely affect the profitability of agricultural industries that rely on these commodities as an input to production, including ethanol, dairy, and livestock producers. Although there has been no measurable impact on the credit quality of Farmer Mac's portfolio as of the end of second quarter 2012, it is still too early to ascertain the effects that any reduction in crop supply due to drought may have on the long-term performance of Farmer Mac's agricultural mortgage loan portfolio, particularly with respect to borrowers in the ethanol, dairy, and livestock industries. Farmer Mac will continue to monitor the effects of drought on its portfolio.

When analyzing the overall risk profile of its program business, Farmer Mac takes into account more than the Farmer Mac I agricultural loan delinquency percentages. The total program business includes AgVantage securities and rural utilities loans, neither of which had any delinquencies as of June 30, 2012, and the USDA Guaranteed Securities and USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities, which are backed by the full faith and credit of the United States. Across Farmer Mac's entire program business, 90-day delinquencies represented 0.38 percent of the total program business as of June 30, 2012, compared to 0.44 percent as of March 31, 2012 and 0.45 percent as of June 30, 2011.

Farmer Mac's second quarter 2012 new business volume included the purchase of $200.0 million of AgVantage securities issued by Rabo Agrifinance, Inc. with maturities ranging between two and five years. Farmer Mac also completed $203.7 million of Farmer Mac I and Rural Utilities loan purchases, the purchase of $160.3 million of USDA Guaranteed Securities and $70.5 million in LTSPC transactions.

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

For a discussion of these critical accounting policies and the related use of estimates and assumptions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012.

Results of Operations

Farmer Mac's GAAP net loss attributable to common stockholders for second quarter 2012 was $4.3 million or $0.41 per diluted common share, compared to net income of $5.2 million or $0.48 per diluted common share for second quarter 2011. For the six months ended June 30, 2012, Farmer Mac's GAAP net income attributable to common stockholders was $17.9 million or $1.63 per diluted common share, compared to $23.5 million or $2.20 per diluted common share for the six months ended June 30, 2011. Farmer Mac's non-GAAP core earnings were $12.9 million or $1.17 per diluted common share in second quarter 2012, compared to $10.0 million or $0.94 per diluted common share in second quarter 2011.  For the six months ended June 30, 2012 and 2011, Farmer Mac's non-GAAP core earnings were $24.7 million or $2.25 per diluted share and $19.1 million or $1.79 per diluted share, respectively.

The adjustments required to reconcile from GAAP net (loss)/income attributable to common stockholders to Farmer Mac's core earnings are related principally to the effects of fair value accounting guidance that cause volatility in periodic GAAP earnings but are not expected to have a cumulative net impact on GAAP earnings if the financial instruments are held to maturity, as is generally expected. Adjustments are also made to exclude specified infrequent or unusual transactions that Farmer Mac believes are not indicative of future operating results and that may not reflect the trends and economic financial performance of the Corporation's core business.

A reconciliation of Farmer Mac's GAAP net (loss)/income attributable to common stockholders to core earnings is presented in the following table, and the adjustments are described in more detail below the table:

Reconciliation of GAAP Net (Loss)/Income Attributable to Common Stockholders to Core Earnings
	For the Three Months Ended
	June 30, 2012	June 30, 2011
	(in thousands, except per share amounts)
GAAP net (loss)/income attributable to common stockholders	$(4,291)	$5,170
Less the after-tax effects of:
Unrealized losses on financial derivatives	(14,035)	(4,439)
Unrealized (losses)/gains on trading assets	(2,006)	1,280
Amortization of premiums and deferred gains on assets consolidated at fair value	(901)	(963)
Net effects of settlements on agency forward contracts	(250)	(647)
Lower of cost or fair value adjustment on loans held for sale	—	(102)
Sub-total	(17,192)	(4,871)
Core earnings	$12,901	$10,041

Core earnings per share:
Basic	$1.23	$0.97
Diluted	1.17	0.94
Weighted-average shares:
Basic	10,468	10,343
Diluted	11,021	10,719

	For the Six Months Ended
	June 30, 2012	June 30, 2011
	(in thousands, except per share amounts)
GAAP net income attributable to common stockholders	$17,912	$23,493
Less the after-tax effects of:
Unrealized (losses)/gains on financial derivatives	(3,850)	4,541
Unrealized (losses)/gains on trading assets	(1,292)	2,132
Amortization of premiums and deferred gains on assets consolidated at fair value	(1,859)	(663)
Net effects of settlements on agency forward contracts	259	(993)
Lower of cost or fair value adjustment on loans held for sale	—	(627)
Sub-total	(6,742)	4,390
Core earnings	$24,654	$19,103

Core earnings per share:
Basic	$2.37	$1.85
Diluted	2.25	1.79
Weighted-average shares:
Basic	10,417	10,314
Diluted	10,962	10,692

Fair value accounting guidance for financial derivatives requires all derivatives to be recognized as either assets or liabilities on the consolidated balance sheet and measured at fair value. Because Farmer Mac's financial derivatives were not designated in hedge relationships for accounting purposes, changes in the fair value of these instruments were recorded in earnings as they occurred, with no fair value adjustments on the corresponding hedged items. In an effort to mitigate volatility in GAAP earnings caused from these fair value changes, Farmer Mac previously elected the fair value option for certain investment securities and Farmer Mac Guaranteed Securities that were funded or hedged principally with financial derivatives. Farmer Mac classifies these assets as trading and measures them at fair value, with changes in fair value recorded in earnings as they occur.

Effective July 1, 2012, Farmer Mac designated $950.0 million notional amount of interest rate swaps in fair value hedge relationships. Beginning in third quarter 2012, Farmer Mac will record in earnings offsetting fair value adjustments on the hedged items attributable to the risk being hedged. Any differences arising from fair value changes that are not offset will result in hedge ineffectiveness and affect earnings. Farmer Mac excludes the after-tax effect of unrealized gains and losses resulting from changes in the fair values of financial derivatives that are not designated in hedge relationships and trading assets from its core earnings. Beginning in third quarter 2012, Farmer Mac will also exclude the after-tax effect of any hedge ineffectiveness arising from its fair value hedge relationships from core earnings.

Farmer Mac recorded unrealized losses of $21.6 million ($14.0 million after-tax) and $5.9 million($3.9 million after-tax), respectively, for fair value changes on its financial derivatives for the three and six months ended June 30, 2012, compared to unrealized losses of $6.8 million ($4.4 million after-tax) and unrealized gains of $7.0 million ($4.5 million after-tax), respectively, for the same periods in 2011. Fair value losses on trading assets totaled $3.1 million ($2.0 million after-tax) and $2.0 million ($1.3 million after-tax), respectively, for the three and six months ended June 30, 2012, compared to fair value gains of $2.0 million ($1.3 million after-tax) and $3.3 million ($2.1 million after-tax), respectively, for the same periods in 2011.  Changes in the fair values of financial derivatives and trading assets have historically contributed significant volatility to Farmer Mac's periodic GAAP earnings. While changes in fair values may at times produce significant losses, as was the case in second quarter 2012, they may also produce significant gains.  Future changes in these values cannot be reliably predicted; however, as of June 30, 2012, the cumulative fair value of after-tax losses recorded on financial derivatives was$81.7 million.  Over time, Farmer Mac will realize in earnings the net effect of the cash settlements on its interest rate swap contracts, which will on its own produce either income or expense, but is expected to generate positive net effective spread when combined with the interest received and paid on the assets and liabilities Farmer Mac holds on its balance sheet.  Any positive net effective spread would continue to build retained earnings and capital over time.

In 2010, Farmer Mac consolidated certain variable interest entities ("VIEs") where Farmer Mac held beneficial interests in trusts used as vehicles for securitization. Prior to consolidation, Farmer Mac classified these assets as trading Farmer Mac Guaranteed Securities because of a fair value option election made previously. As such, these assets were measured at fair value and the unrealized gains and losses resulting from changes in fair value were excluded from Farmer Mac's core earnings.  Upon consolidation, these assets were transferred to loans held for investment in consolidated trusts at their fair value, which resulted in an unamortized premium of $42.7 million.  This premium is being amortized into interest income over the contractual lives of the underlying assets.

Also in 2010, Farmer Mac contributed substantially all of the assets, in excess of $1.1 billion, comprising the Farmer Mac II program to a subsidiary, Farmer Mac II LLC.  The contributed assets included Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities that were designated as either available-for-sale or trading, depending on whether a fair value option election had been made previously. Farmer Mac transferred these assets at their fair value, which resulted in an unamortized premium of $39.1 million being recorded by Farmer Mac II LLC. This premium is being amortized into interest income over the estimated remaining lives of the USDA-guaranteed portions that were transferred.

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

The after-tax net effect of the amortization of the premiums and deferred gains described above are shown as amortization of premiums and deferred gains on assets consolidated at fair value in the table above. Farmer Mac excludes these items from core earnings because they are not expected to have an economic effect on Farmer Mac's financial performance if the assets are held to maturity, as is generally expected. As of June 30, 2012, $55.6 million of these premiums were still outstanding and $3.2 million of after-tax gains remained deferred in accumulated other comprehensive income.

Farmer Mac routinely enters into forward sales contracts on the debt of other GSEs to reduce its interest rate exposure on forecasted future debt issuances. In its calculation of core earnings, Farmer Mac reverses the gains or losses resulting from the net settlement of these contracts in the period of settlement and amortizes them over the estimated lives of the associated debt issuances.  The after-tax net effect of these items is shown as net effect of settlements on agency forward contracts in the table above. Changes in the fair values of these contracts prior to net settlement are excluded from Farmer Mac's core earnings and are captured in unrealized (losses)/gains on financial derivatives in the table above.

Farmer Mac's portfolio of loans held for sale is reported at the lower of cost or fair value and is subject to fair value adjustments in certain periods. These periodic unrealized gains and losses recorded to adjust the carrying value of loans held for sale to the lower of cost or fair value are excluded from Farmer Mac's core earnings.

The following sections provide more detail regarding specific components of Farmer Mac's results of operations.

Net Interest Income.  Net interest income for the three and six months ended June 30, 2012 was $34.6 million and $68.8 million, respectively, compared to $29.2 million and $56.2 million, respectively, for the same periods during 2011. The increase in net interest income in the first half of 2012 was primarily attributable to purchases of AgVantage securities throughout 2011 and 2012 that Farmer Mac held on balance sheet. The overall net interest yield was 119 basis points for the six months ended June 30, 2012, compared to 120 basis points for the six months ended June 30, 2011.

The following table provides information regarding interest-earning assets and funding for the six months ended June 30, 2012 and 2011.  The balance of non-accruing loans is included in the average balance of loans, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities presented, though the related income is accounted for on a cash basis.  Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly.  The balance of consolidated loans with beneficial interests owned by third parties is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities.  The interest income and expense associated with these trusts are shown in the net effect of consolidated trusts.  The average rate earned on cash and investments reflects lower short-term market rates during the first half of 2012 compared to the first half of 2011.  The lower average rate on loans, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities during the first half of 2012 reflects the decline in market rates reflected in the rates on loans acquired or reset during the past year.  The lower average rate on Farmer Mac's notes payable due within one year is consistent with general trends in average short-term rates during the periods presented.  The downward trend in the average rate on notes payable due after one year reflects the retirement of older debt and the issuance of new debt at lower market rates.

	For the Six Months Ended
	June 30, 2012			June 30, 2011
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$2,921,144	$12,256	0.84%	$2,357,413	$14,220	1.21%
Loans, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities (1)	7,984,805	118,559	2.97%	6,224,259	97,226	3.12%
Total interest-earning assets	10,905,949	130,815	2.40%	8,581,672	111,446	2.60%
Funding:
Notes payable due within one year	5,154,676	4,569	0.18%	3,833,401	4,700	0.25%
Notes payable due after one year (2)	5,274,888	58,694	2.23%	4,337,390	52,228	2.41%
Total interest-bearing liabilities (3)	10,429,564	63,263	1.21%	8,170,791	56,928	1.39%
Net non-interest-bearing funding	476,385	—		410,881	—
Total funding	10,905,949	63,263	1.16%	8,581,672	56,928	1.33%
Net interest income/yield prior to consolidation of certain trusts	10,905,949	67,552	1.24%	8,581,672	54,518	1.27%
Net effect of consolidated trusts (4)	620,585	1,273	0.41%	778,047	1,713	0.44%
Adjusted net interest income/yield	$11,526,534	$68,825	1.19%	$9,359,719	$56,231	1.20%

(1)	Excludes interest income of $13.9 million and $19.5 million in 2012 and 2011, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(2)	Includes current portion of long-term notes.

(3)	Excludes interest expense of $12.6 million and $17.8 million in 2012 and 2011, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(4)	Includes the effect of consolidated trusts with beneficial interests owned by third party investors.

The following table sets forth information regarding the changes in the components of Farmer Mac's net interest income for the periods indicated.  For each category, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume).  Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size.  The decreases in income due to changes in rate reflect the reset of variable rate investments and adjustable rate mortgages to lower rates and the acquisition of new lower-yielding investments, loans, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities, as described above.  The decreases in expense reflect the decreased cost of funding due to lower interest rates in the debt markets. The increases due to changes in volume reflect the increase in on-balance sheet assets during the first six months of 2012 compared to the first six months of 2011.

	For the Six Months Ended June 30, 2012 Compared to Same Period 2011
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$(4,629)	$2,665	$(1,964)
Loans, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	(5,010)	26,344	21,334
Total	(9,639)	29,009	19,370
Expense from interest-bearing liabilities	(8,015)	14,351	6,336
Change in net interest income prior to consolidation of certain trusts (1)	$(1,624)	$14,658	$13,034

(1)	Excludes the effect of consolidated trusts with beneficial interests owned by third parties.

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

Farmer Mac uses interest rate swap contracts to manage its interest rate risk exposure by modifying the interest rate reset or maturity characteristics of certain assets and liabilities.  Through second quarter 2012, Farmer Mac accounted for its financial derivatives as undesignated financial derivatives.  Accordingly, the Corporation presents the income or expense related to the contractual amounts due on financial derivatives not designated in hedging relationships for accounting purposes in "Losses on financial derivatives" on the consolidated statements of operations.  Farmer Mac includes the effect of these items in its calculation of net effective spread.  For the three months ended June 30, 2012, expenses related to financial derivatives were $8.5 million (31 basis points), compared to $9.3 million (42 basis points) for the three months ended June 30, 2011. For the six months ended June 30, 2012, expenses related to financial derivatives were $18.0 million (33 basis points), compared to $18.3 million (43 basis points) for the six months ended June 30, 2011.

Net interest income and net interest yields for the three months ended June 30, 2012 and 2011 include the benefits of yield maintenance payments of $0.1 million (less than one basis point) and $0.5 million (2 basis points), respectively. Net interest income and net interest yields for the six months ended June 30, 2012 and 2011 include the benefits of yield maintenance payments of $0.3 million (1 basis point) and

$0.6 million (1 basis point), respectively. Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans.  Because the timing and size of these payments vary greatly, variations do not necessarily indicate positive or negative trends to gauge future financial results.

Farmer Mac's net interest income and net interest yield for the three months ended June 30, 2012 and 2011 also include expenses of $1.8 million (6 basis points) and $2.4 million (11 basis points), respectively, related to the amortization of premiums on assets consolidated at fair value. Farmer Mac's net interest income and net interest yield for the six months ended June 30, 2012 and 2011 also include expenses of $3.6 million (7 basis points) and $5.1 million (12 basis points), respectively, related to the amortization of premiums on assets consolidated at fair value. These premiums are being amortized into interest income over the contractual or estimated remaining lives of the underlying assets.

The following table presents the net effective spread between Farmer Mac's interest-earning assets and its net funding costs.  This spread is measured by including income or expense related to financial derivatives and excluding yield maintenance payments and the amortization of premiums on assets consolidated at fair value. New on-balance sheet program volume added during the first half of 2012 and throughout 2011 increased Farmer Mac's net effective spread for the three and six months ended June 30, 2012 to $27.2 million and $52.8 million, respectively, up from $21.0 million and $40.6 million, respectively, for the same periods in 2011. The net yields have remained relatively stable in the middle to upper nineties at 0.99 percent and 0.97 percent for the three and six months ended June 30, 2012, respectively, compared to 0.96 percent and 0.95 percent, respectively, for the same periods in 2011. See Note 9 to the consolidated financial statements for more information regarding net effective spread for Farmer Mac's individual business segments.

	For the Three Months Ended				For the Six Months Ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income/yield prior to consolidation of certain trusts	$34,075	1.24%	$28,373	1.29%	$67,552	1.24%	$54,518	1.27%
Expense related to financial derivatives	(8,530)	(0.31)%	(9,296)	(0.42)%	(18,033)	(0.33)%	(18,320)	(0.43)%
Yield maintenance payments	(87)	—%	(523)	(0.02)%	(311)	(0.01)%	(622)	(0.01)%
Amortization of premiums on assets consolidated at fair value	1,751	0.06%	2,435	0.11%	3,633	0.07%	5,055	0.12%
Net effective spread	$27,209	0.99%	$20,989	0.96%	$52,841	0.97%	$40,631	0.95%

Release of and Provision for Loan Losses.  During the three and six months ended June 30, 2012, Farmer Mac recorded net releases to its allowance for loan losses of $1.2 million and $0.8 million, respectively, compared to provisions of $0.2 million and $1.4 million, respectively, for the same periods in 2011. The releases recorded during second quarter 2012 were driven primarily by reductions in specific allowances totaling $0.9 million for certain loans due to principal payments received and updated appraisal information obtained during the quarter in addition to the reclassification of approximately $0.3 million from the allowance for loan losses to the reserve for losses due to the deconsolidation of certain VIEs resulting from a change in related party status.

In the first half of 2011, Farmer Mac purchased two defaulted loans pursuant to the terms of an LTSPC agreement. This resulted in a reclassification of $1.8 million of specific allowance, which had been recorded in 2010, from the reserve for losses to the allowance for loan losses. This reclassification was partially offset by a decline in Farmer Mac's general loan loss allowance related to its exposure to the ethanol industry. As of June 30, 2012, Farmer Mac's total allowance for loan losses was $9.4 million, compared to $10.2 million as of December 31, 2011.  See "—Risk Management—Credit Risk – Loans."

Provision for and Release of Losses.  During both the three and six months ended June 30, 2012, Farmer Mac recorded provisions for losses of $1.4 million, compared to releases of $0.9 million and $2.9 million, respectively, for the same periods in 2011. The provision for losses recorded during second quarter 2012 resulted primarily from an increase in a specific allowance of $1.2 million on an ethanol loan underlying an LTSPC and the reclassification of approximately $0.3 million described above. The release of losses recorded in the first half of 2011 primarily resulted from the reclassification of the $1.8 million specific allowance described above.  As of June 30, 2012, Farmer Mac's reserve for losses was $8.8 million, compared to $7.4 million as of December 31, 2011.  See "—Risk Management—Credit Risk – Loans."

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, were $6.1 million and $12.0 million, respectively, for the three and six months ended June 30, 2012, compared to $6.3 million and $12.7 million, respectively, for the same periods in 2011. The decrease in guarantee and commitment fees in 2012 was primarily attributable to the maturity of a $475.0 million AgVantage security during 2011 that was not replaced with new business last year.

Losses on Financial Derivatives.  Through second quarter 2012, Farmer Mac accounted for its financial derivatives as undesignated financial derivatives and did not apply hedge accounting.  The net effect of realized and unrealized gains and losses on financial derivatives recorded in Farmer Mac's consolidated statements of operations for the three and six months ended June 30, 2012 was a net loss of $31.3 million and $24.9 million, respectively, compared to a net loss of $17.8 million and $13.8 million, respectively, for the three and six months ended June 30, 2011. The components of losses on financial derivatives for the three and six months ended June 30, 2012 and 2011 are summarized in the following table:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands)
Realized:
Expense related to financial derivatives	$(8,530)	$(9,297)	$(18,034)	$(18,320)
Losses due to terminations or net settlements	(1,169)	(1,705)	(935)	(2,493)
Unrealized (losses)/gains due to fair value changes	(21,593)	(6,804)	(5,923)	7,012
Losses on financial derivatives	$(31,292)	$(17,806)	$(24,892)	$(13,801)

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

For the three and six months ended June 30, 2012 and 2011, Farmer Mac was a party to interest rate swap contracts with one related party, Zions First National Bank.  Farmer Mac realized expenses of $0.3 million and $0.6 million for the three and six months ended June 30, 2012, respectively, related to these interest rate swap contracts, compared to realized expenses of $0.5 million and $1.0 million, respectively, for the same periods in 2011.

Losses/Gains on Trading Assets.  During the three and six months ended June 30, 2012, Farmer Mac recorded unrealized losses on trading assets of $3.1 million and $2.0 million, respectively, compared to unrealized gains of $2.0 million and $3.3 million, respectively, for the same periods in 2011. Of the total unrealized losses recognized on trading assets during the three and six months ended June 30, 2012, $3.1 million and $2.1 million, respectively, related to assets selected for the fair value option. Of the total unrealized gains recognized on trading assets during the three and six months ended June 30, 2011, $1.3 million and $1.9 million, respectively, related to assets selected for the fair value option. Farmer Mac made no fair value option elections during the three and six months ended June 30, 2012 and 2011.

The unrealized trading losses recorded in the first half of 2012 resulted primarily from the reversal of previously recorded unrealized fair value gains upon payoff or refinancing of certain fixed rate USDA Guaranteed Securities given the low interest rate environment and decreases in the fair values of USDA Guaranteed Securities due to wider spreads on mortgage securities. The trading gains recorded in first half of 2011 were primarily the result of an increase in the fair value of Farmer Mac's investment in AgFirst Farm Credit Bank preferred stock. The AgFirst Farm Credit Bank preferred stock was called in fourth quarter 2011.

Gains on Sale of Available-for-Sale Investment Securities.  During the three months ended June 30, 2012, Farmer Mac did not sell any securities from its available-for-sale investment portfolio. During the six months ended June 30, 2012, Farmer Mac realized net gains of $28,000 from the sale of securities from its available-for-sale investment portfolio, compared to net gains of $38,000 and $0.2 million, for the three and six months ended June 30, 2011, respectively.

Gains on Sale of Real Estate Owned ("REO"). During both the three and six months ended June 30, 2012, Farmer Mac realized a gain of $0.3 million upon the sale of an REO property. This compares to net gains of $0.6 million and $0.7 million, respectively, for the same periods in 2011.

Lower of Cost or Fair Value Adjustment on Loans Held for Sale.  During the three and six months ended June 30, 2012, Farmer Mac did not record any fair value adjustments on loans held for sale, compared to unrealized losses of $0.2 million and $1.0 million, for the three and six months ended June 30, 2011, respectively.

Other Income. Other income totaled $0.8 million and $1.5 million for the three and six months ended June 30, 2012, respectively, compared to $1.1 million and $5.0 million, respectively, for the same periods in 2011. Other income for the first half of 2011 included the recognition of $4.0 million of gains previously deferred in accumulated other comprehensive income related to fair value changes of certain Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities contributed to Farmer Mac II LLC in 2010.

Compensation and Employee Benefits.  Compensation and employee benefits were $4.6 million and $9.1 million, respectively, for the three and six months ended June 30, 2012, compared to $4.7 million and $9.2 million, respectively, for the same periods in 2011.

General and Administrative Expenses.  General and administrative expenses, including legal, audit and consulting fees, were $2.7 million and $5.4 million for the three and six months ended June 30, 2012, compared to $2.7 million and $4.9 million for the same periods in 2011. The increased level of expenses during the first half of 2012 was associated with general corporate initiatives.

Regulatory Fees.  Regulatory fees for the three and six months ended June 30, 2012 were $0.6 million and $1.1 million, respectively, compared to $0.6 million and $1.2 million, respectively, for the same periods in 2011. FCA has advised Farmer Mac that its estimated fees for the federal fiscal year ending September 30, 2012 will be $2.3 million, unchanged from the federal fiscal year ended September 30, 2011.  After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.

REO Operating Costs. Farmer Mac recorded immaterial amounts of REO operating costs during the three and six months ended June 30, 2012. During the three and six months ended June 30, 2011, Farmer Mac recorded REO operating costs of $0.2 million and $0.6 million, respectively, primarily to adjust the carrying value of REO properties to net realizable value (fair value less estimated costs to sell).

Other Expense. During first quarter 2011, Farmer Mac recorded $0.9 million of expense related to the termination of an agreement with a third party that previously provided services related to loan and security administration for certain Farmer Mac I assets. Farmer Mac is currently performing those services internally and expects to continue to do so in the future. Farmer Mac incurred no comparable termination charge in second quarter 2011 or the first half of 2012.

Income Tax Benefit/Expense.  For the three and six months ended June 30, 2012, Farmer Mac recorded an income tax benefit of $2.6 million and income tax expense of $9.0 million, respectively, compared to income tax expense of $2.5 million and $12.1 million, respectively, for the same periods in 2011.  The income tax benefit recorded in second quarter 2012 was primarily due to a pre-tax book loss resulting from fair value adjustments on the Corporation's financial derivatives combined with the consolidated tax benefit of the dividends declared on the Farmer Mac II LLC Preferred Stock, which is presented as "Net income attributable to non-controlling interest - preferred stock dividends" on the consolidated statements of operations on a pre-tax basis.  Because of this non-controlling interest, Farmer Mac's effective tax rate varies from the statutory federal rate of 35 percent.

Business Volume.  During second quarter 2012, Farmer Mac added $639.8 million of new program volume. Specifically, Farmer Mac:

•	purchased $145.4 million of newly originated Farmer Mac I eligible loans;

•	added $70.5 million of Farmer Mac I eligible loans under LTSPCs;

•	purchased $200.0 million of Farmer Mac I AgVantage securities;

•	purchased $58.3 million of loans under the Rural Utilities program; and

•	purchased $165.6 million of Farmer Mac II USDA-guaranteed portions.

Farmer Mac's outstanding program volume was $12.3 billion as of June 30, 2012, an increase of $337.1 million from December 31, 2011, as new volume exceeded maturities and principal paydowns on existing program assets. The new program volume in the first half of 2012 included $400.0 million of AgVantage securities purchased from Rabo Agrifinance Inc. with maturities between two and five years. The principal paydowns and maturities in the first six months of 2012 included the maturity of $245.7 million Rural Utilities AgVantage securities.

The following table sets forth Farmer Mac I, Farmer Mac II and Rural Utilities loan purchase, LTSPC and guarantee activities for newly originated and current seasoned loans during the periods indicated:

Farmer Mac Loan Purchases, Guarantees and LTSPCs
	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands)
Farmer Mac I:
Loans	$145,423	$116,930	$255,909	$328,829
LTSPCs	70,458	53,248	250,095	107,400
Farmer Mac Guaranteed Securities - AgVantage	200,000	300,000	400,000	800,000
Farmer Mac II:
USDA Guaranteed Securities	160,286	98,294	262,011	214,524
Farmer Mac Guaranteed Securities	5,327	981	5,327	2,004
Rural Utilities:
Loans	58,286	35,878	82,636	116,395
Farmer Mac Guaranteed Securities - AgVantage	—	2,796	—	2,796
Total purchases, guarantees and commitments	$639,780	$608,127	$1,255,978	$1,571,948

The following table presents the outstanding principal balance of loans held, loans underlying LTSPCs and on- and off-balance sheet Farmer Mac Guaranteed Securities and USDA Guaranteed Securities as of June 30, 2012 and December 31, 2011:

Outstanding Balance of Loans, Loans Underlying Farmer Mac
Guaranteed Securities and LTSPCs, and USDA Guaranteed Securities
	June 30, 2012	December 31, 2011
	(in thousands)
On-balance sheet:
Farmer Mac I:
Loans	$1,355,167	$1,251,370
Loans held in trusts:
Beneficial interests owned by Farmer Mac	41	181
Beneficial interests owned by third party investors	179,417	696,554
Farmer Mac Guaranteed Securities - AgVantage	3,140,000	2,741,000
Farmer Mac II:
USDA Guaranteed Securities	1,513,101	1,435,679
Farmer Mac Guaranteed Securities	29,324	35,410
Rural Utilities:
Loans	596,786	529,227
Loans held in trusts:
Beneficial interests owned by Farmer Mac	379,865	386,800
Farmer Mac Guaranteed Securities - AgVantage	1,165,100	1,410,800
Total on-balance sheet	$8,358,801	$8,487,021
Off-balance sheet:
Farmer Mac I:
Farmer Mac Guaranteed Securities - AgVantage	$970,000	$970,000
LTSPCs	1,858,080	1,776,051
Farmer Mac Guaranteed Securities	1,010,507	621,871
Farmer Mac II:
Farmer Mac Guaranteed Securities	36,762	42,088
Rural Utilities:
Farmer Mac Guaranteed Securities - AgVantage	16,270	16,271
Total off-balance sheet	$3,891,619	$3,426,281
Total	$12,250,420	$11,913,302

During second quarter 2012, $460.3 million of Farmer Mac Guaranteed Securities were deconsolidated from loans held in trusts - beneficial interests owned by third party investors, to off-balance sheet Farmer Mac I Guaranteed Securities because the third party was no longer a related party as of June 30, 2012.

Of the $12.3 billion outstanding principal balance of volume included in Farmer Mac's three programs as of June 30, 2012, $5.3 billion were Farmer Mac Guaranteed Securities structured as AgVantage securities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Unlike business volume in the form of purchased loans, USDA Guaranteed Securities, and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, the Farmer Mac Guaranteed Securities structured as AgVantage securities do not pay down principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due.

The following table summarizes by maturity date the outstanding principal amount of both on- and off-balance sheet AgVantage securities as of June 30, 2012:

AgVantage Balances by Year of Maturity
As of
June 30, 2012
(in thousands)
2012	$251,800
2013	407,250
2014	1,060,900
2015	600,250
2016	1,202,000
Thereafter	1,769,170
Total	$5,291,370

As shown in the table above, $251.8 million of the outstanding $5.3 billion of AgVantage securities is scheduled to mature during the second half of 2012.  Farmer Mac has arranged for the replacement of $250.0 million of these maturing AgVantage securities through an agreement whereby Farmer Mac will purchase a new $250.0 million AgVantage security to be issued by CFC that matures in September 2013. The purchase of this new AgVantage security will coincide with the maturity date of the $250.0 million of maturing AgVantage securities, and Farmer Mac expects the transaction to be completed by mid-August. As a general matter, if the issuer of a maturing AgVantage security does not issue new AgVantage securities to replace the maturing securities, and Farmer Mac does not find alternate sources of business volume, the Corporation's income could be adversely affected. However, the income effect of future maturing AgVantage securities, particularly off-balance sheet transactions, may not be material and will likely not be proportional to the amount of any resulting decrease in business volume. The Corporation's income could also be adversely affected if the net interest margin earned by Farmer Mac on new AgVantage securities that replace maturing AgVantage securities is lower than the margin earned on the maturing securities, as is expected to be the case in the CFC transaction to be completed by mid-August.

The weighted-average age of the Farmer Mac I newly originated and current seasoned loans purchased during second quarter 2012 and 2011 was two months and less than one month, respectively. The second quarter 2012 and 2011 purchases had a weighted-average remaining term to maturity of 16.4 and 16.3 years, respectively. Of the Farmer Mac I newly originated and current seasoned loans purchased during second quarter 2012 and 2011, 54 percent and 73 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity.

As part of fulfilling its guarantee obligations for Farmer Mac I Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90 days delinquent or in material non-monetary default at the time of purchase, out of the loan pools underlying those securities and LTSPCs, and records the purchased loans as such on its balance sheet.  The purchase price for defaulted loans purchased out of Farmer Mac I Guaranteed Securities is the current outstanding principal balance of the loan plus accrued and unpaid interest.  The purchase price for defaulted loans purchased under an LTSPC is the then-current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loans payable out of any future loan payments or liquidation proceeds as received.  The purchase price of a defaulted loan is not an indicator of the expected loss on that loan; many other factors affect expected loss, if any, on loans so purchased. The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during second quarter 2012 and 2011 was 4.9 years and 6.2 years, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk - Loans" in the Corporation's Annual Report on Form 10‑K for the year ended December 31, 2011 filed with the SEC on March 15, 2012.

The following table presents Farmer Mac's purchases of newly originated and current seasoned loans under the Farmer Mac I program and purchases of defaulted loans underlying Farmer Mac I Guaranteed Securities and LTSPCs for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands)
Farmer Mac I newly originated and current seasoned loan purchases	$145,423	$116,930	$255,909	$328,829
Defaulted loans purchased underlying Farmer Mac I Guaranteed Securities owned by third party investors	598	—	1,327	1,369
Defaulted loans purchased underlying LTSPCs	2,530	1,420	2,530	16,976
Total loan purchases	$148,551	$118,350	$259,766	$347,174

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

The assets of Farmer Mac II LLC will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.  As of June 30, 2012, Farmer Mac II LLC held assets with a fair value of $1.6 billion, had debt outstanding of $276.0 million, had preferred stock outstanding with a liquidation preference of $250.0 million, and had $1.0 billion of common stock outstanding held by Farmer Mac. For more information about the formation and operations of Farmer Mac II LLC and the features of the preferred stock issued by Farmer Mac II LLC in January 2010, see Notes 7 and 9 to the consolidated financial statements.

Outlook

The agricultural sector experienced strong profitability in 2011 and continuing into 2012 due largely to strong commodity prices and a continued low interest rate environment. This has resulted in reduced demand for longer-term, fixed-rate loan products as an increased number of farmland purchases have been purchases with little or no borrowed money, as compared to prior periods. Furthermore, factors including prevailing economic conditions, monetary policy, and increased investor preference for bank deposits have resulted in increased liquidity for rural lenders during the first half of 2012. In addition, continued weakness in the general economy, including a soft housing market, has reduced demand for rural electric power and, consequently, the need for rural utilities cooperatives to borrow money. These factors present challenges to Farmer Mac's ability to increase overall program volume.

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

Agricultural Sector:  The agricultural sector includes many diverse industries that respond in different ways to changes in economic conditions. Those individual industries often are affected differently, sometimes positively and sometimes negatively, by prevailing economic and weather conditions, which results in cycles where one or more industries may be under stress at the same time that others are not. In addition, producers that rely on non-farm sources of income as a significant percentage of overall income may experience stress associated with weakness in the general economy.

These industries are also affected by commodity inventories, which can vary largely as a result of weather patterns and harvest conditions. Concerns related to extremely high temperatures and drought in areas of the Midwest have escalated rapidly during recent months, as crop conditions have degraded on a weekly basis.  Many areas have seen a deterioration in crop quality that will likely result in substantial yield reductions, including in some cases approaching a total loss.

Although there has been no measurable impact on credit quality of Farmer Mac's portfolio as of the end of second quarter 2012, it is still too early to ascertain the effects that any reduction in crop supply due to these weather conditions may have on the long-term performance of Farmer Mac's portfolio. Many grain producers are entering this cycle in a position of financial strength after a period of high profitability, and many grain producers utilize risk management strategies such as crop insurance to reduce the impact of these situations.  However, the diminished yield projections have contributed to an escalation in grain prices. As a result, many livestock, dairy, and ethanol producers that have already experienced stress over the past few years may continue to do so as they face yet another period of high production costs and reduced incomes.

Agricultural land values that have increased over the past several years have remained elevated. Concern over the sustainability of these land value increases is mitigated somewhat by the amount of cash used to make purchases and the consideration that a majority of agricultural land purchases have been made by producers rather than investors. Farmer Mac continues to closely monitor both sector profitability and agricultural land value trends, and to tailor underwriting practices to these conditions. For example, starting in mid-August Farmer Mac will adopt more conservative underwriting standards for non-AgVantage Farmer Mac I loans secured by agricultural real estate located in designated states in the upper Midwest in response to the recent increases in land values, by decreasing the maximum loan-to-value ratio ("LTV") from 70 percent to 60 percent for those loans. Furthermore, although Farmer Mac underwrites loans with an emphasis on the borrower's repayment capacity, it is noteworthy that the weighted average original LTV (based on original appraised value that has not been indexed to provide a current market value) for non-AgVantage Farmer Mac I loans was approximately 54 percent and 52 percent as of June 30, 2012 and December 31, 2011, respectively.

Farmer Mac also continues to monitor the establishment and evolution of legislation and regulations that affect farmers, ranchers, and rural lenders. Many existing federal agricultural policies contained in the 2008 Farm Bill, including policies affecting crop subsidies and other aspects of agricultural production, are scheduled to expire on September 30, 2012. Other provisions of the 2008 Farm Bill, including policies governing the availability of and funding for crop insurance, have been the subject of recent political debate within the context of proposals to replace the 2008 Farm Bill. Although various legislative initiatives have been introduced in Congress to modify or extend the policies contained in the 2008 Farm Bill, Congress has not yet passed any such legislation. Farmer Mac will continue to closely monitor these developments.

Renewable Energy Sector:  Farmer Mac's support of the renewable energy sector is centered in ethanol production, an industry that continues to experience narrow or uneven profit margins in many cases due to a variety of external factors. Support for this industry in the form of an excise tax credit and an import tariff expired at the end of 2011, and it is still too early to determine how this will affect profitability within the industry. In anticipation of this expiration, many ethanol blenders established large inventories of ethanol in late 2011, creating downward pressure on ethanol prices during the first half of 2012. The recent escalation in corn prices has also increased political pressure on legislators to reduce or eliminate the Renewable Fuel Standard. Reduction or elimination of this standard, which currently mandates targeted use of fuel from renewable sources, would likely have an adverse effect on demand for ethanol. Variability in consumer demand for gasoline has also had periodic negative effects on the demand for ethanol as a blending agent. In addition, elevated corn prices will likely cause ethanol producers to experience significant increases in input costs, further compressing their profit margins. On the other hand, many producers have begun installing and utilizing corn oil extraction technologies in their plants in an effort to increase revenues. Nonetheless, profit margins at the ethanol production level will likely remain narrow for the foreseeable future, and it is likely that the trend of ethanol plants operating at less than full capacity will continue. Although the volume of loans to ethanol producers in Farmer Mac's portfolio as a percentage of its overall portfolio volume has declined in recent years (3.4 percent of the non-AgVantage Farmer Mac I portfolio as of June 30, 2012), Farmer Mac continues to monitor developments in the ethanol industry and evaluate their potential impact on the overall performance of Farmer Mac's portfolio.

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

Balance Sheet Review

Assets.  Total assets as of June 30, 2012 were $12.1 billion, compared to $11.9 billion as of December 31, 2011.  The increase in total assets was primarily driven by higher levels of non-program assets held for liquidity purposes, offset partially by the deconsolidation of $460.3 million unpaid principal balance of Farmer Mac Guaranteed Securities held by a third party, previously reported as loans held for investment in consolidated trusts, that was no longer a related party as of June 30, 2012.

As of June 30, 2012, Farmer Mac had $752.5 million of cash and cash equivalents, compared to $817.0 million as of December 31, 2011.  As of June 30, 2012, Farmer Mac had $2.5 billion of investment securities, $4.4 billion of Farmer Mac Guaranteed Securities, and $1.6 billion of USDA Guaranteed Securities, compared to $2.2 billion of investment securities, $4.3 billion of Farmer Mac Guaranteed Securities and $1.5 billion of USDA Guaranteed Securities as of December 31, 2011.

Liabilities.  Total liabilities increased to $11.5 billion as of June 30, 2012 from $11.3 billion as of December 31, 2011.  The increase in liabilities was due to an increase in notes payable used to purchase program and non-program assets, offset partially by a decrease in debt securities of consolidated trusts held by a third party of $460.3 million that were deconsolidated as of June 30, 2012 because the third party was no longer a related party as of that date.

Equity.  As of June 30, 2012, Farmer Mac had total equity of $582.0 million comprised of stockholders' equity of $340.1 million and non-controlling interest – preferred stock of $241.9 million.  As of December 31, 2011 Farmer Mac had total equity of $554.5 million comprised of stockholders' equity of $312.6 million and non-controlling interest - preferred stock of $241.9 million.  The increase in total equity during the first half of 2012 was the result of increased retained earnings and accumulated other comprehensive income driven by increases in the fair values of securities designated as available-for-sale.

Regulatory Capital Compliance.  Farmer Mac was in compliance with its statutory minimum capital requirement and its risk-based capital standard as of June 30, 2012.  Farmer Mac is required to hold capital at the higher of its statutory minimum capital requirement and the amount required by its risk-based capital stress test.  As of June 30, 2012, Farmer Mac's core capital totaled $492.3 million and exceeded its statutory minimum capital requirement of $356.4 million by $135.9 million.  As of December 31, 2011, Farmer Mac's core capital totaled $475.2 million and exceeded its statutory minimum capital requirement of $348.7 million by $126.5 million.  As of June 30, 2012, Farmer Mac's risk-based capital stress test generated a risk-based capital requirement of $42.5 million.  Farmer Mac's regulatory capital of $510.5 million exceeded that amount by approximately $468.0 million.  Accumulated other comprehensive income is not a component of Farmer Mac's core capital or regulatory capital.

Off-Balance Sheet Arrangements

Farmer Mac offers approved lenders two credit enhancement alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans:  (1) LTSPCs, which are available only through the Farmer Mac I and Rural Utilities programs; and (2) Farmer Mac Guaranteed Securities, which are available through each of the Farmer Mac I, Farmer Mac II and Rural Utilities programs. For securitization trusts where Farmer Mac is the primary beneficiary, the trust assets and liabilities are included on Farmer Mac's consolidated balance sheet. For the remainder of these transactions, and in the event of deconsolidation, both of these alternatives result in the creation of off-balance sheet obligations for Farmer Mac. See Notes 1(f) and 6 to the consolidated financial statements for further information regarding consolidation and Farmer Mac's off-balance sheet program activities.

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

Farmer Mac generally assumes 100 percent of the credit risk on loans held and loans underlying Farmer Mac I Guaranteed Securities, LTSPCs and Farmer Mac Guaranteed Securities – Rural Utilities. Farmer Mac has direct credit exposure to loans in non-AgVantage transactions and indirect credit exposure to loans that secure AgVantage transactions, which involve a general obligation of a lender secured by qualified loans.  The credit exposure of Farmer Mac and Farmer Mac II LLC on USDA-guaranteed portions is covered by the full faith and credit of the United States.  Farmer Mac believes that the Corporation and Farmer Mac II LLC have little or no credit risk exposure to USDA-guaranteed portions because of the USDA guarantee.  As of June 30, 2012, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any business under the Farmer Mac II program and does not expect that the Corporation or Farmer Mac II LLC will incur any such losses in the future.

Farmer Mac has established underwriting, collateral valuation and documentation standards (including interest rate shock tests for adjustable rate mortgages with initial reset periods of less than five years) for agricultural real estate mortgage loans and rural utilities loans. Farmer Mac believes that these standards mitigate the risk of loss from borrower defaults and provide guidance about the management, administration, and conduct of underwriting and appraisals to all participating sellers and potential sellers in its programs.  These standards were developed on the basis of industry norms for agricultural real estate mortgage loans and rural utilities loans and are designed to assess the creditworthiness of the borrower, as well as the value of the collateral securing the loan.  Farmer Mac evaluates and adjusts these standards on an ongoing basis based on current and anticipated market conditions.  For example, starting in mid-August Farmer Mac will refine its non-AgVantage Farmer Mac I loan underwriting standards to:

•	increase the minimum ratio of current assets to current liabilities (working capital) from 1.0 to 1.25;

•	decrease the maximum LTV from 70 percent to 60 percent for loans secured by agricultural real estate located in designated states in the upper Midwest; and

•	focus on a borrower's total debt coverage ratio for purposes of analyzing loan repayment capacity (rather than considering total debt coverage ratio in conjunction with property debt coverage ratio).

These changes are in response to current economic conditions affecting agricultural producers, including volatility in revenues and concern over the sustainability of increases in land values in certain areas, that Farmer Mac believes may have an effect on overall borrower repayment capability. In addition, Farmer Mac recently developed underwriting criteria for unsecured rural utilities loans.

Farmer Mac's charter authorizes a maximum loan size (which is reviewed annually and periodically adjusted for inflation) for a Farmer Mac I loan secured by more than 1,000 acres of agricultural real estate. The most recent adjustment resulted in that maximum loan size increasing from $9.8 million to $10.1 million in February 2012. Although the charter does not prescribe a maximum loan size for a Farmer Mac I loan secured by 1,000 acres or less of agricultural real estate or for a loan to be eligible for the Rural Utilities program, Farmer Mac has established limits for exposure to any one borrower or related borrowers on those types of loans. In April 2012, Farmer Mac increased the maximum amount of direct borrower credit risk exposure on those loans (i.e., for non-AgVantage transactions) from $22.5 million to $30.0 million. The maximum borrower credit risk exposure for those loans in AgVantage transactions, which involve the general obligation of a lender that is in turn secured by eligible loans and result in indirect exposure to credit risk on loans, remains unchanged at $75.0 million.

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

Farmer Mac AgVantage securities are general obligations of institutions approved by Farmer Mac and are secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  As such, all AgVantage securities are secured by current loans representing at least 100 percent of the outstanding amount of the security.  As of June 30, 2012, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future. See "—Credit Risk—Institutional" for more information about Farmer Mac's credit risk on AgVantage securities.

Farmer Mac has developed different underwriting standards for rural utilities loans that depend on whether direct or indirect credit exposure is assumed on a loan and whether the borrower is an electric distribution cooperative or a generation and transmission ("G&T") cooperative. As of June 30, 2012, there were no delinquencies in Farmer Mac's portfolio of rural utilities loans, which includes rural utilities loans held and rural utilities loans underlying or securing Farmer Mac Guaranteed Securities - Rural Utilities. Farmer Mac's direct credit exposure to rural utilities loans as of June 30, 2012 was $976.7 million, of which $950.4 million were loans to electric distribution cooperatives and $26.3 million were loans to G&T cooperatives. Farmer Mac also had indirect credit exposure to the rural utilities loans securing Farmer Mac Guaranteed Securities - Rural Utilities structured as AgVantage securities, some of which were secured by loans to G&T cooperatives. For more information, see "—Credit Risk—Institutional."

Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held and loans underlying LTSPCs and Farmer Mac Guaranteed Securities.  The methodology that Farmer Mac uses to determine the level of its allowance for losses is described in "Management's Discussion and Analysis of

Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Allowance for Losses" in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012.  Management believes that this methodology produces a reasonable estimate of probable losses, as of the balance sheet date, for all loans held and loans underlying Farmer Mac Guaranteed Securities and LTSPCs, in accordance with accounting guidance related to contingencies and measuring impairment of individual loans.

The following table summarizes the components of Farmer Mac's allowance for losses as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(in thousands)
Allowance for loan losses	$9,361	$10,161
Reserve for losses:
Off-balance sheet Farmer Mac I Guaranteed Securities	647	364
LTSPCs	8,132	6,991
Total allowance for losses	$18,140	$17,516

The following table summarizes the changes in the components of Farmer Mac's allowance for losses for the three and six months ended June 30, 2012 and 2011:

	June 30, 2012			June 30, 2011
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
For the Three Months Ended:
Beginning Balance	$10,581	$7,385	$17,966	$11,084	$8,378	$19,462
(Release of)/provision for losses	(1,220)	1,394	174	160	(935)	(775)
Charge-offs	—	—	—	(191)	—	(191)
Ending Balance	$9,361	$8,779	$18,140	$11,053	$7,443	$18,496

For the Six Months Ended:
Beginning Balance	$10,161	$7,355	$17,516	$9,803	$10,312	$20,115
Provision for/(release of) losses	(800)	1,424	624	1,441	(2,869)	(1,428)
Charge-offs	—	—	—	(191)	—	(191)
Ending Balance	$9,361	$8,779	$18,140	$11,053	$7,443	$18,496

Farmer Mac recorded provisions of $0.2 million and $0.6 million to the allowance for losses during the three and six months ended June 30, 2012, respectively, compared to net releases of $0.8 million and $1.4 million for the same periods 2011, respectively. Farmer Mac did not record any charge-offs or recoveries during the three and six months ended June 30, 2012. During the three and six months ended June 30, 2011, Farmer Mac recorded charge-offs of $0.2 million. As of June 30, 2012, Farmer Mac's allowance for losses totaled $18.1 million, or 41 basis points of the outstanding principal balance of loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities), compared to $17.5 million, or 40 basis points as of December 31, 2011.

As of June 30, 2012, Farmer Mac's 90-day delinquencies were $47.0 million (1.07 percent of the non-

AgVantage Farmer Mac I portfolio), compared to $54.6 million (1.27 percent of the non-AgVantage Farmer Mac I portfolio) as of June 30, 2011.  As of June 30, 2012, there were no ethanol loans included in 90-day delinquencies.  However, some participants within the ethanol industry continue to experience stress, which has been exacerbated by rising corn prices due to the drought, as well as the elimination of tax and tariff support earlier this year. Farmer Mac currently has in its portfolio one ethanol facility loan that was 30 days delinquent as of June 30, 2012 and for which Farmer Mac has recorded a specific allowance.

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

When analyzing the overall risk profile of its program business, Farmer Mac takes into account more than the Farmer Mac I agricultural loan delinquency percentages provided above. The total program business includes AgVantage securities and rural utilities loans, neither of which have any delinquencies, and the USDA Guaranteed Securities and USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities, which are backed by the full faith and credit of the United States. Across Farmer Mac's entire program business, 90-day delinquencies represented 0.38 percent of total program business as of June 30, 2012, compared to 0.44 percent as of March 31, 2012 and 0.45 percent as of June 30, 2011.

As of June 30, 2012, Farmer Mac's ethanol exposure, which includes loans held and loans subject to LTSPCs, was $151.8 million (3.4 percent of the non-AgVantage Farmer Mac I portfolio) on 27 different plants, with an additional $21.9 million of undisbursed commitments.  Other than the undisbursed commitments, Farmer Mac does not expect to add additional ethanol loans to its portfolio.

The following table presents historical information regarding Farmer Mac's 90-day delinquencies in the Farmer Mac I program compared to the principal balance of all Farmer Mac I loans held and loans underlying Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs:

	Outstanding Loans, Guarantees, and LTSPCs (1)	90-day Delinquencies	Percentage
	(dollars in thousands)
As of:
June 30, 2012	$4,403,212	$47,026	1.07%
March 31, 2012	4,372,483	53,119	1.21%
December 31, 2011	4,349,163	40,622	0.93%
September 30, 2011	4,381,264	44,848	1.02%
June 30, 2011	4,315,987	54,633	1.27%
March 31, 2011	4,314,328	57,324	1.33%
December 31, 2010	4,304,120	70,248	1.63%
September 30, 2010	4,225,346	64,800	1.53%
June 30, 2010	4,299,417	56,011	1.30%

(1)	Excludes loans pledged to secure AgVantage securities.

The 90-day delinquency measure disclosed by Farmer Mac includes loans 90 days or more past due as well as loans in foreclosure, loans restructured after delinquency, and non-performing loans where the borrower is in bankruptcy. In addition to this measure, prior to 2012 Farmer Mac historically disclosed “non-performing assets,” defined as the sum of the 90-day delinquency measure plus REO properties and performing loans where the borrower is in bankruptcy. Farmer Mac believes that 90-day delinquency information is the best measure of borrower credit quality deterioration when evaluating credit risk exposure on loans in its portfolio. Management has observed that the difference between the 90-day delinquency measure and the non-performing assets measure historically has not been material and concluded that the disclosure of the non-performing assets measure added unnecessary redundancy and complication to the Corporation's disclosures without adding meaningful insight into the asset quality of its portfolio. This is especially true because one of the two components of the non-performing assets measure that distinguishes it from the 90-day delinquency measure, REO properties, is already disclosed separately. Therefore, beginning in 2012 Farmer Mac decided to discontinue the disclosure of the non-performing assets measure going forward. In addition to REO properties, the 90-day delinquency measure and related statistics, Farmer Mac will continue to disclose information about impaired loans, nonaccrual loans, and loans identified as substandard in its portfolio of program assets. Any loan performing in bankruptcy will continue to be reported to the extent it falls within one of these categories relevant to Farmer Mac's asset quality.
As of June 30, 2012, Farmer Mac individually analyzed $43.7 million of the $100.7 million of recorded investment in impaired loans for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values. For the remaining $57.0 million of impaired assets for which updated valuations were not available, Farmer Mac evaluated them in the aggregate in consideration of their similar risk characteristics and historical statistics. Farmer Mac recorded specific allowances of $8.1 million for undercollateralized assets as of June 30, 2012. Farmer Mac's non-specific or general allowances were $10.0 million as of June 30, 2012.
As of June 30, 2012, the weighted-average original LTV for Farmer Mac I loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) was
54 percent, and the weighted-average original LTV for all 90-day delinquencies was 52 percent.

The following table presents outstanding Farmer Mac I loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and 90-day delinquencies as of June 30, 2012 by year of origination, geographic region, commodity/collateral type, and original LTV:

Farmer Mac I 90-Day Delinquencies as of June 30, 2012
	Distribution of Outstanding Loans, Guarantees, and LTSPCs	Outstanding Loans, Guarantees, and LTSPCs (1)	90-Day Delinquencies (2)	Percentage
	(dollars in thousands)
By year of origination:
Before 2000	10%	$446,595	$3,565	0.80%
2000	2%	85,790	465	0.54%
2001	4%	155,302	1,543	0.99%
2002	5%	206,395	2,810	1.36%
2003	5%	241,395	3,013	1.25%
2004	6%	262,206	575	0.22%
2005	8%	346,848	1,298	0.37%
2006	8%	367,769	11,418	3.10%
2007	8%	341,404	14,794	4.33%
2008	8%	368,035	5,788	1.57%
2009	6%	280,463	1,056	0.38%
2010	11%	460,703	701	0.15%
2011	12%	525,157	—	—
2012	7%	315,150	—	—
Total	100%	$4,403,212	$47,026	1.07%
By geographic region (3):
Northwest	17%	$764,422	$8,641	1.13%
Southwest	36%	1,581,489	13,623	0.86%
Mid-North	20%	869,722	7,334	0.84%
Mid-South	12%	516,815	3,631	0.70%
Northeast	6%	282,025	2,113	0.75%
Southeast	9%	388,739	11,684	3.01%
Total	100%	$4,403,212	$47,026	1.07%
By commodity/collateral type:
Crops	44%	$1,941,075	$14,274	0.74%
Permanent plantings	19%	823,399	15,223	1.85%
Livestock	28%	1,218,721	10,251	0.84%
Part-time farm	5%	224,465	7,278	3.24%
Ag. Storage and processing (including ethanol facilities)	4%	181,355	—	—
Other	—	14,197	—	—
Total	100%	$4,403,212	$47,026	1.07%
By original loan-to-value ratio:
0.00% to 40.00%	25%	$1,122,067	$13,297	1.19%
40.01% to 50.00%	18%	792,882	16,914	2.13%
50.01% to 60.00%	28%	1,219,133	1,632	0.13%
60.01% to 70.00%	25%	1,097,884	11,545	1.05%
70.01% to 80.00%	3%	130,902	3,434	2.62%
80.01% to 90.00%	1%	40,344	204	0.51%
Total	100%	$4,403,212	$47,026	1.07%

(1)	Excludes loans pledged to secure AgVantage securities.

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

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Farmer Mac I loans purchased and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) as of June 30, 2012 by year of origination, geographic region and commodity/collateral type.  The purpose of this information is to present information regarding losses relative to original Farmer Mac I purchases, guarantees, and commitments.

Farmer Mac I Credit Losses Relative to all Cumulative
Original Loans, Guarantees and LTSPCs as of June 30, 2012
	Cumulative Original Loans, Guarantees and LTSPCs (1)	Cumulative Net Credit Losses	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
Before 2000	$6,563,867	$8,803	0.13%
2000	780,181	2,924	0.37%
2001	1,145,549	177	0.02%
2002	1,176,076	—	—
2003	988,124	58	0.01%
2004	726,754	167	0.02%
2005	877,317	(188)	(0.02)%
2006	888,119	7,722	0.87%
2007	683,002	1,523	0.22%
2008	710,236	3,236	0.46%
2009	461,902	1,249	0.27%
2010	588,021	—	—
2011	616,691	—	—
2012	322,753	—	—
Total	$16,528,592	$25,671	0.16%
By geographic region (2):
Northwest	$3,108,706	$10,805	0.35%
Southwest	6,061,589	7,229	0.12%
Mid-North	2,833,362	6,918	0.24%
Mid-South	1,555,549	(358)	(0.02)%
Northeast	1,448,592	83	0.01%
Southeast	1,520,794	994	0.07%
Total	$16,528,592	$25,671	0.16%
By commodity/collateral type:
Crops	$6,845,928	$2,718	0.04%
Permanent plantings	3,569,066	9,230	0.26%
Livestock	4,335,434	3,718	0.09%
Part-time farm	1,042,400	503	0.05%
Ag. Storage and processing (including ethanol facilities) (3)	589,482	9,502	1.61%
Other	146,282	—	—
Total	$16,528,592	$25,671	0.16%

(1)	Excludes loans pledged to secure AgVantage securities.

(2)
Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX);Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS, SC).

(3)
Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction and, as of June 30, 2012, approximately $21.9 million of the loans were not yet disbursed by the lender.

In Farmer Mac's experience, the degree to which the collateral is specialized or highly improved, such as permanent plantings and facilities, is a more significant determinant of ultimate losses on a given loan than the geographic location of a particular borrower or in many cases the particular commodity type. In Farmer Mac's experience, the versatility of a borrower's operation (and in the case of persisting adverse economic conditions, the borrower's ability to switch commodity groups) will more likely result in profitability for the borrower and, consequently, a lower risk of decreased value for the underlying collateral. However, producers of agricultural commodities that require specialized or highly improved property are less able to adapt their operations when faced with adverse economic conditions. If such adverse economic conditions persist for these commodities, not only might the borrower face a higher risk of default, but also the prospective sale value of the collateral is more likely to decrease and the related loan may become undercollateralized.  This analysis is consistent with corresponding commodity analyses, which indicate that Farmer Mac has experienced higher loss and collateral deficiency rates in its loans classified as permanent plantings as well as storage and processing loans, including Farmer Mac's exposure to loans on ethanol plants, for which the collateral is typically highly improved and specialized.

Farmer Mac anticipates that one or more particular commodity groups will be under economic pressure at any one time and actively manages its portfolio to mitigate concentration risks while preserving Farmer Mac's ability to meet the financing needs of all commodity groups. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook," in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Credit Risk—Loans" in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012.

Credit Risk – Institutional.  Farmer Mac is exposed to credit risk arising from its business relationships with other institutions including:

•	issuers of AgVantage securities and other investments held or guaranteed by Farmer Mac;

•	sellers and servicers; and

•	interest rate swap counterparties.

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

Outstanding AgVantage on-balance sheet Farmer Mac I Guaranteed Securities totaled $3.1 billion and $2.7 billion as of June 30, 2012 and December 31, 2011, respectively. Farmer Mac Guaranteed Securities— Rural Utilities structured as AgVantage transactions issued by CFC and held by Farmer Mac totaled $1.2 billion and $1.4 billion as of June 30, 2012 and December 31, 2011, respectively. In addition, outstanding off-balance sheet AgVantage transactions totaled $1.0 billion as of both June 30, 2012 and December 31, 2011.

The following table provides information about the issuers of AgVantage securities, as well as the required collateralization levels for those transactions as of June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
Counterparty	Balance	Credit Rating	Required Collateralization	Balance	Credit Rating	Required Collateralization
	(dollars in thousands)
MetLife (1)	$2,750,000	AA-	103%	$2,750,000	AA-	103%
CFC	1,181,370	A	100%	1,427,071	A	100%
Rabo Agrifinance, Inc.	1,300,000	N/A	106%	900,000	N/A	106%
Rabobank N.A.	50,000	N/A	106%	50,000	N/A	106%
Other (2)	10,000	N/A	111% to 120%	11,000	N/A	111% to 120%
Total outstanding	$5,291,370			$5,138,071

(1)	Includes securities issued by Metropolitan Life Insurance Company and MetLife Insurance Company of Connecticut.

(2)	Consists of AgVantage securities issued by 4 different issuers as of both June 30, 2012 and December 31, 2011.

Farmer Mac manages institutional credit risk related to sellers and servicers by requiring those institutions to meet Farmer Mac's standards for creditworthiness.  Farmer Mac monitors the financial condition of those institutions by evaluating financial statements and bank credit rating agency reports.  For more information on Farmer Mac's approval of sellers, see "Business—Farmer Mac Programs—Farmer Mac I—Sellers" in the Corporation's Annual Report on From 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012.

Farmer Mac manages institutional credit risk related to its interest rate swap counterparties through collateralization provisions contained in each of its swap agreements that varies based on the market value of its swaps portfolio with each counterparty. In addition, Farmer Mac transacts interest rate swaps with multiple counterparties to ensure a more even distribution of institutional credit risk related to its swap transactions.

Credit Risk – Other Investments. As of June 30, 2012, Farmer Mac had $752.5 million of cash and cash equivalents and $2.5 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's own policies and regulations promulgated by FCA, including dollar amount, issuer concentration, and credit quality limitations. Those regulations can be found at
12 C.F.R. §§ 652.1-652.45 (the "Liquidity and Investment Regulations"). In addition to assuring that Farmer Mac maintains a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize the Corporation's exposure to financial market volatility, preserve capital, and support the Corporation's access to the debt markets.

FCA's current Liquidity and Investment Regulations and Farmer Mac's policies generally require each investment or issuer of an investment to be highly rated by a nationally-recognized statistical rating organization ("NRSRO").  Investments in mortgage securities and asset-backed securities are required to have a rating in the highest NRSRO category. Corporate debt securities with maturities of no more than five years but more than three years are required to be rated in one of the two highest categories; corporate debt securities with maturities of three years or less are required to be rated in one of the three highest categories.  Some investments do not require a rating, such as Treasury Securities and other obligations fully insured by the United States Government or a Government Agency or diversified investment funds regulated under the Investment Company Act of 1940.  Investments in diversified investment funds are further limited to those funds that are holding only instruments approved for direct investment by

Farmer Mac. FCA has recently sought public comment regarding its use of credit ratings in its Liquidity and Investment Regulations for purposes of a final rule to be published at a later date. For more information on proposed changes to the Liquidity and Investment Regulations, see "—Regulatory Matters."

FCA's Liquidity and Investment Regulations and Farmer Mac's policies also establish concentration limits, which are intended to limit exposure to any one counterparty. FCA's Liquidity and Investment Regulations limit Farmer Mac's total credit exposure to any single issuer of securities and uncollateralized financial derivatives to 25 percent of the Corporation's regulatory capital (as of June 30, 2012,
25 percent of Farmer Mac's regulatory capital was $127.6 million). This limitation is not applied to the obligations of the United States or to qualified investment funds. The limitation applied to the obligations of any GSE is 100 percent of Farmer Mac's regulatory capital. Since June 2010, Farmer Mac's policy applicable to new investments limits the Corporation's total exposure to any single issuer of securities (other than GSEs and Government Agencies) and uncollateralized financial derivatives to 5 percent of the Corporation's regulatory capital.

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

Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage and rural utilities loans reduce, but do not eliminate, prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected.  Those provisions require borrowers to make an additional payment when they prepay their loans so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid.  Those provisions create a disincentive to prepayment and compensate the Corporation for some of its interest rate risks.  As of June 30, 2012, 7 percent of the total outstanding balance of loans in the Farmer Mac I program where Farmer Mac either owned the loan or the beneficial interest in the underlying loan had yield maintenance provisions and 4 percent had other forms of prepayment protection (together covering 17 percent of all loans with fixed interest rates).  Of the Farmer Mac I new and current loans purchased in second quarter 2012, less than one percent had yield maintenance or another form of prepayment protection (covering less than one percent of all loans with fixed interest rates).  As of June 30, 2012, none of the USDA Guaranteed Securities or USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions; however, 9 percent contained prepayment penalties.  Of the USDA-guaranteed portions purchased in second quarter 2012, 13 percent contained various forms of prepayment penalties.  As of June 30, 2012, 66 percent of the rural utilities loans owned by Farmer Mac had yield maintenance provisions.  Of the rural utilities loans purchased in the second quarter 2012, 47 percent had yield maintenance provisions.  As of June 30, 2012, substantially all of the rural utilities loans held in trusts where Farmer Mac owned the beneficial interest in the underlying loan had yield maintenance provisions.

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

Farmer Mac's $752.5 million of cash and cash equivalents mature within three months and are funded with discount notes having similar maturities. As of June 30, 2012, $2.0 billion of the $2.5 billion of investment securities (82 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year.  Those securities are funded with effectively floating rate medium-term notes or discount notes that closely match the rate adjustment dates of the associated investments. As of June 30, 2012, Farmer Mac had outstanding discount notes of $5.4 billion, medium-term notes that mature within one year of $1.1 billion and medium-term notes that mature after one year of $4.5 billion.

An important "stress test" of Farmer Mac's exposure to long-term interest rate risk is the measurement of the sensitivity of its market value of equity ("MVE") to yield curve shocks.  MVE represents management's estimate of the present value of all future cash flows from on- and off-balance sheet assets, liabilities and financial derivatives, discounted at current interest rates and appropriate spreads.  Longer-term interest rates decreased significantly during second quarter 2012. This rate movement, coupled with increased mortgage prepayments, shortened the duration of Farmer Mac's assets relative to its liabilities resulting in a wider duration gap and increased MVE sensitivity. Overall interest rate sensitivity, however, has remained relatively low and at manageable levels. The following schedule summarizes the results of Farmer Mac's MVE sensitivity analysis as of June 30, 2012 and December 31, 2011 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

	Percentage Change in MVE from Base Case
Interest Rate Scenario	June 30, 2012	December 31, 2011
+300 basis points	12.0%	(1.3)%
+200 basis points	11.5%	2.3%
+100 basis points	7.9%	2.9%
-100 basis points	*	*
-200 basis points	*	*
-300 basis points	*	*

* As of the date indicated, a parallel shift of the U.S. Treasury yield curve by the number of basis points indicated produced negative interest rates for all or portions of this curve.

As of June 30, 2012, Farmer Mac's effective duration gap, another standard measure of interest rate risk that measures the difference between the sensitivities of assets compared to that of liabilities, was minus 2.6 months, compared to minus 1.5 months as of December 31, 2011.  Duration matching of assets and the corresponding liabilities helps maintain the correlation of cash flows and stabilizes portfolio earnings even when interest rates are not stable.

Farmer Mac also calculates sensitivity of net interest income ("NII") to changes in interest rates which represents a shorter-term measure of interest rate risk.  As of June 30, 2012, a parallel increase of 100 basis points would have decreased Farmer Mac's NII by 4.8 percent, while a parallel decrease of 25 basis points would have decreased NII by 1.7 percent.  Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios.  As of June 30, 2012, both MVE and NII showed similar or lesser sensitivity to non-parallel shocks than to the parallel shocks.

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

As of June 30, 2012, Farmer Mac had $6.3 billion combined notional amount of interest rate and credit default swaps, with terms ranging from one to fifteen years, of which $1.8 billion were pay-fixed interest rate swaps, $3.9 billion were receive-fixed interest rate swaps, $0.6 billion were basis swaps and $10.0 million were credit default swaps.

Liquidity and Capital Resources

Farmer Mac regularly accesses the capital markets for liquidity, and Farmer Mac maintained access to the capital markets at favorable rates throughout the first half of 2012. Assuming continued access to the capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac also has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets. That plan involves borrowing through repurchase agreement arrangements and the sale of liquid assets. In accordance with the calculation prescribed by FCA regulations, Farmer Mac maintains a minimum of 60 days of liquidity and a target of 90 days of liquidity. In accordance with the methodology prescribed by those regulations, Farmer Mac maintained an average of 146 days of liquidity during second quarter 2012 and had 152 days of liquidity as of June 30, 2012.

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

Farmer Mac's board of directors has authorized the issuance of up to $12.0 billion of discount notes and medium-term notes (of which $11.0 billion was outstanding as of June 30, 2012), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities, and liquidity investment assets in accordance with policies established by its board of directors and subject to regulations established by FCA.

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

Farmer Mac's borrowing costs have remained at favorable levels despite continued market volatility. Farmer Mac may use a combination of pay-fixed interest rate swaps and receive-fixed interest rate swaps to mitigate its exposure to interest rate risk and monitors the effects of actual and potential fair value changes on its regulatory capital surplus. From time to time, Farmer Mac uses pay-fixed interest rate swaps, combined with a planned series of discount note issuances, as an alternative source of effectively fixed rate funding. While the swap market may provide favorable effectively fixed rates, interest rate swap transactions expose Farmer Mac to the risk of future variability of its own issuance spreads versus corresponding LIBOR rates. If the spreads on the Farmer Mac discount notes were to deteriorate relative to LIBOR, Farmer Mac would be exposed to a commensurate reduction on its net interest yield on the notional amount of its pay-fixed interest rate swaps and its LIBOR-based floating rate assets. Conversely, if the rates on the Farmer Mac discount notes were to improve relative to LIBOR, Farmer Mac would benefit from a commensurate increase on its net interest yield on the notional amount of its pay-fixed interest rate swaps and its LIBOR-based floating rate assets. Further, the use of pay-fixed interest rate swaps that are not designated in hedge relationships for accounting purposes subject the Corporation's regulatory capital surplus to the potential adverse effects of a reduction in the fair values of those interest rate swaps. Farmer Mac routinely enters into receive-fixed interest rate swaps that may provide some offset to the fair value movements of the pay-fixed interest rate swaps. These transactions reduce the susceptibility of Farmer Mac's regulatory capital surplus to changes in the fair values of its financial derivatives and often times result in lower effective borrowing costs.

Farmer Mac maintains cash, cash equivalents (including U.S. Treasury bills and other short-term money market instruments) and other investment securities that can be drawn upon for liquidity needs.  The following table presents these assets as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(in thousands)
Cash and cash equivalents	$752,502	$817,046
Investment securities:
Guaranteed by U.S. Government and its agencies	1,311,662	1,125,823
Guaranteed by GSEs	800,699	700,442
Preferred stock issued by GSEs	86,792	84,878
Corporate debt securities	144,384	122,532
Asset-backed securities principally backed by Government-guaranteed student loans	152,914	150,815
Total	$3,248,953	$3,001,536

Farmer Mac's asset-backed investment securities include callable, highly rated auction-rate certificates ("ARCs"), the interest rates on which are reset through an auction process, most commonly at intervals of 28 days, or at formula-based floating rates as set forth in the related transaction documents in the event of a failed auction.  These formula-based floating rates, which may at times reset to zero, are intended to preserve the underlying principal balance of the securities and avoid overall cash shortfalls.  Accordingly, payments of accrued interest may also be delayed and are ultimately subject to cash availability. Beginning in mid-February 2008, there were widespread failures of the auction mechanism designed to provide regular liquidity to these types of securities.  Consequently, Farmer Mac has not sold any of its ARCs into the auctions since that time.  All ARCs held by Farmer Mac are collateralized entirely by pools of Federal Family Education Loan Program ("FFELP") guaranteed student loans that are backed by the full faith and credit of the United States.  Farmer Mac continues to believe that the credit quality of these securities is high, based on the underlying collateralization and the securities' ratings.  To date, Farmer Mac has received all interest due on ARCs it holds and expects to continue to do so. Farmer Mac does not believe that the auction failures will affect the Corporation's liquidity or its ability to fund its operations or make dividend payments.  All ARCs held by Farmer Mac are callable by the issuers at par at any time.

Farmer Mac held $59.7 million of ARCs as of June 30, 2012, compared to $60.2 million as of December 31, 2011.  As of June 30, 2012, Farmer Mac's carrying value of its ARCs was 80.6 percent of par.  The discounted carrying value reflects uncertainty regarding the ability to obtain par in the absence of any active market trading. See Note 8 for more information on the carrying value of ARCs.

Capital.  See "—Balance Sheet Review—Regulatory Capital Compliance" for more information about Farmer Mac's capital position.

Other Matters

Common Stock. For first and second quarter 2012, Farmer Mac paid a quarterly dividend of $0.10 per share on all classes of its common stock. On August 3, 2012, Farmer Mac's board of directors declared a dividend of $0.10 per share for third quarter 2012 for holders of all classes of Farmer Mac's common stock as of September 14, 2012. The dividend is expected to be paid on September 28, 2012. For each quarter in 2011, Farmer Mac paid a quarterly dividend of $0.05 per share on all classes of its common stock.  Farmer Mac's ability to declare and pay a dividend could be restricted if it failed to comply with regulatory capital requirements. See "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement Levels" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 15, 2012.

Preferred Stock Dividends. In each quarter during 2011 and for first and second quarters 2012, Farmer Mac paid a quarterly dividend of $12.50 per share on its Series C Preferred Stock. On August 3, 2012, Farmer Mac's board of directors declared a dividend of $12.50 per share for third quarter 2012 for holders of Farmer Mac's Series C Preferred Stock as of September 14, 2012. The dividend is expected to be paid on October 1, 2012.

Non-controlling Interest. In each quarter during 2011 and for first and second quarters 2012, Farmer Mac II LLC paid a quarterly dividend of $22.1875 per share on the company's preferred stock. Farmer Mac's net income attributable to non-controlling interest totaled $5.5 million and $11.1 million for the three and six months ended June 30, 2012 and 2011. These amounts represent the dividends paid on the Farmer Mac II LLC preferred stock held by third parties. Farmer Mac's income tax expense is determined based on income before income taxes less the amount of these dividends.

Regulatory Matters

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") contains a variety of provisions designed to regulate financial markets, including credit and derivatives transactions. Certain provisions of the Dodd-Frank Act, including those regarding derivatives reporting and clearing, corporate governance and executive compensation, will apply to Farmer Mac. Farmer Mac does not expect that any of the final rules that have been passed or that are anticipated to be passed under the Dodd-Frank Act will have a material impact on the Corporation's business activities and operations or financial condition. Farmer Mac will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act and expects to be able to adapt successfully to any new applicable legislative and regulatory requirements.

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

Farmer Mac Purchases, Guarantees and LTSPCs
	Farmer Mac I		Farmer Mac II	Rural Utilities
	Loans and		and USDA	Loans and
	Guaranteed		Guaranteed	Guaranteed
	Securities	LTSPCs (1)	Securities	Securities	Total
	(in thousands)
For the quarter ended:
June 30, 2012	$345,423	$70,458	$165,613	$58,286	$639,780
March 31, 2012	310,486	179,637	101,725	24,350	616,198
December 31, 2011	98,425	97,688	104,134	55,007	355,254
September 30, 2011	1,069,701	266,906	87,051	32,387	1,456,045
June 30, 2011	416,930	53,248	99,275	38,674	608,127
March 31, 2011	711,899	54,152	117,253	80,517	963,821
December 31, 2010	474,216	128,752	102,858	543,966	1,249,792
September 30, 2010	632,270	25,416	139,667	285,242	1,082,595
June 30, 2010	98,235	32,430	123,062	77,726	331,453

For the year ended:
December 31, 2011	2,296,955	471,994	407,713	206,585	3,383,247
December 31, 2010	1,282,669	263,741	457,875	965,952	2,970,237

(1) Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction and, as of June 30, 2012, approximately $21.9 million of the loans were not yet disbursed by the lender.

Outstanding Balance of Farmer Mac Loans, Guarantees and LTSPCs and USDA Guarantees
	Farmer Mac I		Farmer Mac II	Rural Utilities
	Loans and		and USDA	Loans and
	Guaranteed		Guaranteed	Guaranteed
	Securities	LTSPCs	Securities	Securities	Total
	(in thousands)
As of:
June 30, 2012	$6,655,132	$1,858,080	$1,579,187	$2,158,021	$12,250,420
March 31, 2012	6,433,121	1,850,362	1,529,642	2,253,300	12,066,425
December 31, 2011	6,280,976	1,776,051	1,513,177	2,343,098	11,913,302
September 30, 2011	6,277,085	1,811,280	1,463,129	2,289,899	11,841,393
June 30, 2011	6,803,951	1,694,470	1,425,883	2,274,193	12,198,497
March 31, 2011	6,485,156	1,712,791	1,402,831	2,235,522	11,836,300
December 31, 2010	6,434,031	1,754,597	1,385,398	2,642,683	12,216,709
September 30, 2010	6,059,184	1,697,578	1,365,993	2,353,453	11,476,208
June 30, 2010 (1)	5,544,091	1,739,979	1,300,945	2,173,660	10,758,675

(1) The Loans and Guaranteed Securities and LTSPCs amounts reflect the conversion of $86.0 million of existing LTSPCs to Farmer Mac I Guaranteed Securities during the second quarter 2010 at the request of a program participant.

Outstanding Balance of Loans Held and Loans Underlying On-Balance Sheet Farmer Mac Guaranteed Securities and USDA Guaranteed Securities
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
June 30, 2012	$5,035,743	$1,259,568	$2,063,490	$8,358,801
March 31, 2012	4,993,233	1,210,405	2,410,310	8,613,948
December 31, 2011	5,288,687	1,230,374	1,967,960	8,487,021
September 30, 2011	5,233,417	1,192,497	1,909,470	8,335,384
June 30, 2011	4,193,132	1,198,740	1,907,698	7,299,570
March 31, 2011	3,835,010	1,164,567	1,893,487	6,893,064
December 31, 2010	3,662,363	1,133,871	1,907,266	6,703,500
September 30, 2010	3,006,105	1,087,714	1,883,049	5,976,868
June 30, 2010	2,269,059	1,036,781	1,885,693	5,191,533

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

Item 4.   Controls and Procedures

(a) Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation's periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation's management on a timely basis to allow decisions regarding required disclosure. Management, including Farmer Mac's Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), has evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined under Rules 13a‑15(e) and 15d‑15(e) of the Exchange Act) as of June 30, 2012.

The Corporation carried out the evaluation of the effectiveness of Farmer Mac's disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the CEO and CFO. Based upon this evaluation, the CEO and CFO concluded that the Corporation's disclosure controls and procedures were effective as of June 30, 2012.

(b) Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

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
During second quarter 2012, two types of transaction occurred related to Farmer Mac common stock that were not registered under the Securities Act of 1933 and not otherwise reported on a Current Report on Form 8-K. On April 5, 2012, Farmer Mac granted stock appreciation rights under its 2008 Omnibus Incentive Plan with respect to an aggregate of 36,000 shares of Class C non-voting common stock, at an exercise price of $21.69 per share, to twelve employees as incentive compensation. In addition, on April 6, 2012, pursuant to Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 168 shares of its Class C common stock to the four directors who elected to receive such stock in lieu of their cash retainers. The number of shares issued to the directors was calculated based on a price of $22.70 per share, which was the closing price of the Class C common stock on March 31, 2012 as reported by the New York Stock Exchange.

(b)    Not applicable.

(c)    None.

Item 3.	Defaults Upon Senior Securities

(a)	None.

(b)	None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

(a)	None.

(b)	None.

Item 6.	Exhibits

*	3.1	—	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Food, Conservation and Energy Act of 2008 (Form 10-Q filed August 12, 2008).
*	3.2	—	Amended and Restated By-Laws of the Registrant (previously filed as Exhibit 3.1 to Form 8-K filed August 9, 2012).
*	4.1	—	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Form 10-Q filed May 15, 2003).
*	4.2	—	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Form 10-Q filed May 15, 2003).
*	4.3	—	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Form 10-Q filed May 15, 2003).
*	4.4	—	Amended and Restated Certificate of Designation of Terms and Conditions of Non-Voting Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.7 to Form 10-Q filed November 9, 2009).
†*	10.1	—	Amended and Restated 1997 Incentive Plan (Form 10-Q filed November 14, 2003).
†*	10.1.1	—	Form of stock option award agreement under 1997 Incentive Plan (Form 10-K filed March 16, 2005).
†*	10.1.2	—	2008 Omnibus Incentive Plan (Form 10-Q filed August 12, 2008).
†*	10.1.3	—	Form of SAR Agreement under the 2008 Omnibus Incentive Plan for grants made prior to April 1, 2012 (Previously filed as Exhibit 10 to Form 8-K filed June 11, 2008).
†*	10.1.4	—	Form of SAR Agreement under the 2008 Omnibus Incentive Plan for grants made on and after April 1, 2012 (Previously filed as Exhibit 10.1 to Form 8-K filed April 6, 2012).
†*	10.1.5	—	Form of Restricted Stock Agreement (Officers) under the 2008 Omnibus Incentive Plan for grants made prior to April 1, 2012 (Previously filed as Exhibit 10.1 to Form 8-K filed June 10, 2009).
†*	10.1.6	—	Form of Restricted Stock Agreement (Officers) under the 2008 Omnibus Incentive Plan for grants made on and after April 1, 2012 (Previously filed as Exhibit 10.2 to Form 8-K filed April 6, 2012).
†*	10.1.7	—	Form of Restricted Stock Agreement (Directors) under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.3 to Form 8-K filed April 6, 2012).
†*	10.1.8	—	Federal Agricultural Mortgage Corporation Executive Officer Severance Plan (Previously filed as Exhibit 10.1 to Form 8-K filed June 13, 2012).
†*	10.1.9	—	Form of Participation Agreement to the Federal Agricultural Mortgage Corporation Executive Officer Severance Plan (Previously filed as Exhibit 10.2 to Form 8-K filed June 13, 2012).
†*	10.2	—	Amended and Restated Employment Agreement dated as of April 1, 2011 between Michael A. Gerber and the Registrant (Form 10-Q filed May 10, 2011).
†*	10.3	—	Compiled Amended and Restated Employment Contract dated as of June 5, 2008 between Tom D. Stenson and the Registrant (Previously filed as Exhibit 10.4 to Form 10-Q filed August 12, 2008).
†*	10.4	—	Compiled Amended and Restated Employment Contract dated June 5, 2008 between Timothy L. Buzby and the Registrant (Previously filed as Exhibit 10.5 to Form 10-Q filed August 12, 2008).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.4.1	—	Amendment No. 6 to Employment Contract between Timothy L. Buzby and the Registrant, dated as of April 2, 2009 (Form 10-Q filed August 10, 2009).
†*	10.5	—	Form of Indemnification Agreement for Directors (Previously filed as Exhibit 10.1 to Form 8-K filed April 9, 2008).
†*	10.6		Description of compensation agreement between the Registrant and its directors (Form 10-K filed March 16, 2011).
*	10.7	—	Farmer Mac I Seller/Servicer Agreement dated as of August 7, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).
*	10.8	—	Medium-Term Notes U.S. Selling Agency Agreement dated as of October 1, 1998 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).
*	10.9	—	Discount Note Dealer Agreement dated as of September 18, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).
*#	10.10	—	ISDA Master Agreement and Credit Support Annex dated as of June 26, 1997 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).
*#	10.11	—
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

*#	10.29	—	Long Term Standby Commitment to Purchase dated as of February 1, 2012 between AgGeorgia Farm Credit, ACA and the Registrant (Form 10-Q filed May 10, 2012).
*#	10.30	—	Master Central Servicing Agreement dated as of February 1, 2012 between AgGeorgia Farm Credit, ACA and the Registrant (Form 10-Q filed May 10, 2012).
*	21	—	List of the Registrant's subsidiaries (Form 10-K filed March 16, 2010).
**	31.1	—
Certification of Chief Executive Officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Chief Financial Officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Chief Executive Officer and Chief Financial Officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

August 9, 2012

By:	/s/ Michael A. Gerber
Michael A. Gerber President and Chief Executive Officer (Principal Executive Officer)

/s/ Timothy L. Buzby
Timothy L. Buzby Senior Vice President - Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)