Form 10-Q
period 2012-09-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2012-11-08
CIK 845877

As filed with the Securities and Exchange Commission on November 8, 2012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
Commission File Number 001-14951
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
Yes        ☐                                No           ☒
As of November 1, 2012, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock and 8,977,818 shares of Class C non-voting common stock.

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2012	December 31, 2011
	(in thousands)
Assets:
Cash and cash equivalents	$870,040	$817,046
Investment securities:
Available-for-sale, at fair value	2,634,984	2,182,694
Trading, at fair value	1,344	1,796
Total investment securities	2,636,328	2,184,490
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value	4,648,507	4,289,272
USDA Guaranteed Securities:
Available-for-sale, at fair value	1,468,041	1,279,546
Trading, at fair value	122,587	212,359
Total USDA Guaranteed Securities	1,590,628	1,491,905
Loans:
Loans held for sale, at lower of cost or fair value	622,330	541,447
Loans held for investment, at amortized cost	1,367,948	1,241,311
Loans held for investment in consolidated trusts, at amortized cost	568,307	1,121,559
Allowance for loan losses	(9,050)	(10,161)
Total loans, net of allowance	2,549,535	2,894,156
Real estate owned, at lower of cost or fair value	3,453	3,136
Financial derivatives, at fair value	36,190	40,250
Interest receivable (includes $3,643 and $15,578, respectively, related to consolidated trusts)	70,128	110,339
Guarantee and commitment fees receivable	37,740	31,384
Prepaid expenses and other assets	59,932	21,530
Total Assets	$12,502,481	$11,883,508

Liabilities and Equity:
Liabilities:
Notes payable:
Due within one year	$6,775,226	$6,087,879
Due after one year	4,700,680	4,104,882
Total notes payable	11,475,906	10,192,761
Debt securities of consolidated trusts held by third parties	163,909	701,583
Financial derivatives, at fair value	164,949	160,024
Accrued interest payable (includes $1,583 and $7,659, respectively, related to consolidated trusts)	35,487	60,854
Guarantee and commitment obligation	34,393	27,440
Accounts payable and accrued expenses	12,915	178,708
Deferred tax liability, net	5,873	250
Reserve for losses	8,736	7,355
Total Liabilities	11,902,168	11,328,975
Commitments and Contingencies (Note 6)
Equity:
Preferred stock:
Series C, par value $1,000 per share, 100,000 shares authorized, 57,578 shares issued and outstanding	57,578	57,578
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 8,964,819 shares and 8,825,794 shares outstanding, respectively	8,965	8,826
Additional paid-in capital	104,869	102,821
Accumulated other comprehensive income, net of tax, related to available-for-sale securities	91,805	79,370
Retained earnings	93,712	62,554
Total Stockholders' Equity	358,460	312,680
Non-controlling interest - preferred stock	241,853	241,853
Total Equity	600,313	554,533
Total Liabilities and Equity	$12,502,481	$11,883,508
See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$6,437	$6,880	$18,693	$21,100
Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	33,261	34,398	108,530	91,531
Loans	24,112	29,843	81,296	89,414
Total interest income	63,810	71,121	208,519	202,045
Total interest expense	33,448	39,412	109,332	114,105
Net interest income	30,362	31,709	99,187	87,940
(Provision for)/release of loan losses	(137)	349	663	(1,092)
Net interest income after (provision for)/release of loan losses	30,225	32,058	99,850	86,848
Non-interest income/(loss):
Guarantee and commitment fees	6,401	6,148	18,395	18,855
Gains/(losses) on financial derivatives and hedging activities	1,558	(68,567)	(23,334)	(82,368)
Losses on trading assets	(441)	(3,633)	(2,428)	(354)
Gains on sale of available-for-sale investment securities	—	74	28	269
(Losses)/gains on sale of real estate owned	(13)	(4)	249	720
Lower of cost or fair value adjustment on loans held for sale	—	9,851	—	8,887
Other income	959	726	2,451	5,748
Non-interest income/(loss)	8,464	(55,405)	(4,639)	(48,243)
Non-interest expense:
Compensation and employee benefits	4,375	4,805	13,434	13,968
General and administrative	2,788	2,505	8,210	7,417
Regulatory fees	562	550	1,687	1,714
Real estate owned operating costs, net	66	142	87	741
(Release of)/provision for losses	(43)	(452)	1,381	(3,321)
Other expense	—	—	—	900
Non-interest expense	7,748	7,550	24,799	21,419
Income/(loss) before income taxes	30,941	(30,897)	70,412	17,186
Income tax expense/(benefit)	8,294	(14,131)	17,319	(2,075)
Net income/(loss)	22,647	(16,766)	53,093	19,261
Less: Net income attributable to non-controlling interest - preferred stock dividends	(5,547)	(5,547)	(16,641)	(16,641)
Net income/(loss) attributable to Farmer Mac	17,100	(22,313)	36,452	2,620
Preferred stock dividends	(719)	(719)	(2,159)	(2,159)
Net income/(loss) attributable to common stockholders	$16,381	$(23,032)	$34,293	$461

Earnings/(loss) per common share and dividends:
Basic earnings/(loss) per common share	$1.56	$(2.22)	$3.28	$0.04
Diluted earnings/(loss) per common share	$1.49	$(2.22)	$3.12	$0.04
Common stock dividends per common share	$0.10	$0.05	$0.30	$0.15
See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands)
Net income/(loss)	$22,647	$(16,766)	$53,093	$19,261
Other comprehensive income, net of tax:
Unrealized holding gains on securities (1)	5,507	49,661	16,370	70,573
Less: Reclassification adjustment for gains included in net income (2)	(3,415)	(383)	(3,935)	(3,133)
Other comprehensive income	2,092	49,278	12,435	67,440
Comprehensive income	24,739	32,512	65,528	86,701
Less: Comprehensive income attributable to noncontrolling interest - preferred stock dividends	(5,547)	(5,547)	(16,641)	(16,641)
Comprehensive income attributable to Farmer Mac	$19,192	$26,965	$48,887	$70,060

(1)
Presented net of income tax expense of $3.0 million and $26.7 million for the three months ended September 30, 2012 and 2011, respectively, and income tax expense of $8.8 million and $38.0 million for the nine months ended September 30, 2012 and 2011, respectively.

(2)
Presented net of income tax benefit of $1.8 million and $0.2 million for the three months ended September 30, 2012 and 2011, respectively, and income tax benefit of $2.1 million and $1.7 million for the nine months ended September 30, 2012 and 2011, respectively.

See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	For the Nine Months Ended
	September 30, 2012		September 30, 2011
	Shares	Amount	Shares	Amount
	(in thousands)
Preferred stock:
Balance, beginning of period	58	$57,578	58	$57,578
Issuance of Series C preferred stock	—	—	—	—
Balance, end of period	58	$57,578	58	$57,578
Common stock:
Balance, beginning of period	10,357	$10,357	10,284	$10,284
Issuance of Class C common stock	43	43	59	59
Exercise of stock options and SARs	96	96	14	14
Balance, end of period	10,496	$10,496	10,357	$10,357
Additional paid-in capital:
Balance, beginning of period		$102,821		$100,050
Stock-based compensation expense		2,721		2,254
Issuance of Class C common stock		11		19
Tax effect of stock-based awards		(684)		(514)
Balance, end of period		$104,869		$101,809
Retained earnings:
Balance, beginning of period		$62,554		$50,837
Net income attributable to Farmer Mac		36,452		2,620
Cash dividends:
Preferred stock, Series C ($37.50 per share)		(2,159)		(2,159)
Common stock ($0.30 per share and $0.15 per share, respectively)		(3,135)		(1,549)
Balance, end of period		$93,712		$49,749
Accumulated other comprehensive income:
Balance, beginning of period		$79,370		$18,275
Other comprehensive income, net of tax		12,435		67,440
Balance, end of period		$91,805		$85,715
Total Stockholders' Equity		$358,460		$305,208
Non-controlling interest - preferred stock:
Balance, beginning of period		$241,853		$241,853
Issuance of Preferred stock - Farmer Mac II LLC		—		—
Balance, end of period		$241,853		$241,853
Total Equity		$600,313		$547,061
See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30, 2012	September 30, 2011
	(in thousands)
Cash flows from operating activities:
Net income	$53,093	$19,261
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums and discounts on loans, investments, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	10,109	9,707
Amortization of debt premiums, discounts and issuance costs	10,653	8,822
Net change in fair value of trading securities, hedged assets, financial derivatives and loans held for sale	3,035	48,538
Gains on the sale of available-for-sale investment securities	(28)	(269)
Gains on the sale of real estate owned	(249)	(720)
Total provision for/(release of) losses	718	(2,229)
Deferred income taxes	(1,885)	(20,734)
Stock-based compensation expense	2,721	2,254
Proceeds from repayment and sale of trading investment securities	663	686
Purchases of loans held for sale	(114,299)	(152,117)
Proceeds from repayment of loans purchased as held for sale	143,915	83,361
Net change in:
Interest receivable	40,603	10,778
Guarantee and commitment fees receivable	(6,356)	4,505
Other assets	(37,388)	2,269
Accrued interest payable	(25,367)	(8,133)
Other liabilities	3,853	2,838
Net cash provided by operating activities	83,791	8,817
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(1,524,618)	(1,276,131)
Purchases of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	(1,233,312)	(2,105,473)
Purchases of loans held for investment	(383,684)	(398,050)
Purchases of defaulted loans	(11,031)	(21,266)
Proceeds from repayment of available-for-sale investment securities	910,313	675,566
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	780,643	699,263
Proceeds from repayment of loans purchased as held for investment	244,577	251,471
Proceeds from sale of available-for-sale investment securities	5,028	447,864
Proceeds from sale of Farmer Mac Guaranteed Securities	29,334	13,869
Proceeds from sale of real estate owned	1,062	1,361
Net cash used in investing activities	(1,181,688)	(1,711,526)
Cash flows from financing activities:
Proceeds from issuance of discount notes	51,844,862	52,174,214
Proceeds from issuance of medium-term notes	2,148,051	1,981,109
Payments to redeem discount notes	(51,328,421)	(51,185,913)
Payments to redeem medium-term notes	(1,392,000)	(1,027,000)
Excess tax benefits related to stock-based awards	994	243
Payments to third parties on debt securities of consolidated trusts	(101,421)	(124,521)
Proceeds from common stock issuance	41	20
Dividends paid - Non-controlling interest - preferred stock	(16,641)	(16,641)
Dividends paid on common and preferred stock	(4,574)	(3,708)
Net cash provided by financing activities	1,150,891	1,797,803
Net increase in cash and cash equivalents	52,994	95,094
Cash and cash equivalents at beginning of period	817,046	729,920
Cash and cash equivalents at end of period	$870,040	$825,014
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

Principles of Consolidation

The consolidated financial statements include the accounts of Farmer Mac and its two subsidiaries: (1) Farmer Mac Mortgage Securities Corporation ("FMMSC"), whose principal activities are to facilitate the purchase and issuance of Farmer Mac Guaranteed Securities and (2) Farmer Mac II LLC, whose principal activity is the operation of substantially all of the business related to the Farmer Mac II program – primarily the acquisition of USDA-guaranteed portions.  The consolidated financial statements also include the accounts of variable interest entities ("VIEs") in which Farmer Mac determined itself to be the primary beneficiary.  See Note 1(f) for more information on consolidated VIEs.

A Farmer Mac guarantee of timely payment of principal and interest is an explicit element of the terms of all Farmer Mac Guaranteed Securities.  When Farmer Mac retains such securities in its portfolio, that guarantee is not extinguished.  For Farmer Mac Guaranteed Securities in the Corporation's portfolio, Farmer Mac has entered into guarantee arrangements with FMMSC.  The guarantee fee rate established between Farmer Mac and FMMSC is an element in determining the fair value of these Farmer Mac Guaranteed Securities, and guarantee fees related to these securities are reflected in guarantee and commitment fees in the consolidated statements of operations.  These guarantee fees totaled $2.6 million and $7.7 million for the three and nine months ended September 30, 2012, respectively, compared to $2.4 million and $6.5 million for the same periods in 2011. The corresponding expense of FMMSC has been eliminated against interest income in consolidation.  All other inter-company balances and transactions have been eliminated in consolidation.

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

The following table sets forth information regarding certain cash and non-cash transactions for the nine months ended September 30, 2012 and 2011:

	For the Nine Months Ended
	September 30, 2012	September 30, 2011
	(in thousands)
Cash paid during the period for:
Interest	$90,588	$78,598
Income taxes	16,500	20,568
Non-cash activity:
Real estate owned acquired through loan liquidation	1,130	2,723
Loans acquired and securitized as Farmer Mac Guaranteed Securities	24,008	10,656
Consolidation of Farmer Mac I Guaranteed Securities from off-balance sheet to loans held for investment in consolidated trusts and to debt securities of consolidated trusts held by third parties	24,008	10,656
Deconsolidation of loans held for investment in consolidated trusts and debt securities of consolidated trusts held by third parties - transferred to off-balance sheet Farmer Mac I Guaranteed Securities	460,261	—
Transfers of loans held for sale to loans held for investment	—	878,798

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

The allowance for losses is increased through periodic provisions for loan losses that are charged against net interest income and provisions for losses that are charged to non-interest expense, and is reduced by charge-offs for actual losses, net of recoveries.  Negative provisions, or releases of allowance for losses, generally are recorded in the event that the estimate of probable losses as of the end of a period is lower than the estimate at the beginning of the period.

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

Management believes that its use of this methodology produces a reasonable estimate of probable losses, as of the balance sheet date, for all loans held in the Farmer Mac I portfolio and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs. There were no purchases or sales during the first nine months of 2012 that materially affected the credit profile of the Farmer Mac I portfolio.

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

Rural Utilities

Farmer Mac separately evaluates the rural utilities loans it owns, as well as the lender obligations and loans underlying or securing its Farmer Mac Guaranteed Securities – Rural Utilities, including AgVantage securities, to determine if there are any probable losses inherent in those assets.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  No allowance for losses has been provided for this portfolio segment based on the credit quality of the collateral supporting rural utilities assets and Farmer Mac's counterparty risk analysis. As of September 30, 2012, there were no delinquencies and no probable losses inherent in Farmer Mac's rural utilities loans held or in any Farmer Mac Guaranteed Securities – Rural Utilities.

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

A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a troubled debt restructuring ("TDR"). Farmer Mac has granted a concession when, as a result of the restructuring, it does not expect to collect all amounts due, including interest accrued at the original contract rate. In making its determination of whether a borrower is experiencing financial difficulties, Farmer Mac considers several factors, including whether (1) the borrower has declared or is in the process of declaring bankruptcy, (2) there is substantial doubt as to whether the borrower will continue to be a going concern, and (3) the borrower can obtain funds from other sources at an effective interest rate at or near a current market interest rate for debt with similar risk characteristics. Farmer Mac evaluates TDRs similarly to other impaired loans for purposes of the allowance for losses. For the three and nine months ended September 30, 2012, the recorded investment of loans determined to be TDRs was $0.4 million and $1.5 million, respectively, before restructuring and $0.4 million and $1.7 million, respectively, after restructuring. As of September 30, 2012, there was one TDR identified during the previous 12 months that was in default, under the modified terms, with a recorded investment of $0.1 million. The impact of TDRs on Farmer Mac's allowance for loan losses for the three and nine months ended September 30, 2012 was partial releases of $46,000 and $0.2 million, respectively. See Note 5 for more information related to the allowance for losses.

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

Accounting for financial derivatives differs significantly depending on whether a derivative is designated as a hedge. Derivative instruments designated in hedging relationships that mitigate exposure to changes in the fair value of assets or liabilities are considered fair value hedges. Derivative instruments designated in hedging relationships that mitigate exposure to the variability in expected future cash flows or other forecasted transactions are considered cash flow hedges. In order to qualify for hedge accounting treatment, documentation must indicate the intention to designate the derivative as a hedge of a specific asset or liability or a future cash flow. Effectiveness of the hedge must be monitored over the life of the derivative instrument.

Financial derivatives are recorded on the consolidated balance sheets at fair value as a freestanding asset or liability. Fair value hedges are accounted for by recording the fair value of the financial derivative and the change in fair value of the hedged item attributable to the risk being hedged on the consolidated balance sheets with the net difference reported as gains/(losses) on financial derivatives and hedging activities in the consolidated statements of operations. The accrual of the contractual amounts due on the financial derivative is included as an adjustment to the yield of the hedged item and is reported in net interest income. Cash flow hedges are accounted for by recording the fair value of the financial derivative as either a freestanding asset or a freestanding liability on the consolidated balance sheets, with the effective portion of the change in fair value of the financial derivative recorded in accumulated other comprehensive income within stockholders' equity, net of tax. Amounts are reclassified from accumulated other comprehensive income to interest income or expense in the consolidated statements of operations in the period the hedged transaction affects earnings. Any ineffective portion of the change in fair value of the financial derivative is reported as gains/(losses) on financial derivatives and hedging activities in the consolidated statements of operations. If it becomes probable that a hedged forecasted transaction will not occur, any amounts included in accumulated other comprehensive income related to the specific hedging relationship are reclassified from accumulated other comprehensive income to the consolidated statements of operations and reported as gains/(losses) on financial derivatives and hedging activities.

Through second quarter 2012, Farmer Mac did not designate its financial derivatives as fair value hedges or cash flow hedges; therefore, the changes in the fair values of financial derivatives were reported as gains/(losses) on financial derivatives and hedging activities in the consolidated statements of operations, without offsetting fair value adjustments on the hedged items. Effective July 1, 2012, Farmer Mac designated $950.0 million notional amount of interest rate swaps in fair value hedge relationships. These interest rate swaps are used to hedge against the risk of changes in fair values of certain fixed rate AgVantage securities due to changes in the designated benchmark interest rate (i.e., LIBOR). Beginning in third quarter 2012, Farmer Mac recorded in earnings offsetting fair value adjustments on the hedged items attributable to the risk being hedged. Any differences arising from fair value changes that are not offset will result in hedge ineffectiveness and affect GAAP earnings.

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

(d)	Earnings/Loss Per Common Share

Basic earnings/loss per common share ("EPS") is based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per common share is based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options, stock appreciation rights ("SARs") and non-vested restricted stock awards.  The following schedules reconcile basic and diluted EPS for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended
	September 30, 2012			September 30, 2011
	Net Income	Weighted-Average Shares	$ per Share	Net Loss	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income/(loss) attributable to common stockholders	$16,381	10,492	$1.56	$(23,032)	10,354	$(2.22)
Effect of dilutive securities(1):
Stock options, SARs and restricted stock		504	(0.07)		—	—
Diluted EPS	$16,381	10,996	$1.49	$(23,032)	10,354	$(2.22)

(1)
For the three months ended September 30, 2012 and 2011, stock options and SARs of 296,873 and 1,294,066, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the three months ended September 30, 2012 and 2011, contingent shares of non-vested restricted stock of 106,300 and 196,076, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions were not met.

	For the Nine Months Ended
	September 30, 2012			September 30, 2011
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$34,293	10,442	$3.28	$461	10,328	$0.04
Effect of dilutive securities(1):
Stock options, SARs and restricted stock		532	(0.16)		387	—
Diluted EPS	$34,293	10,974	$3.12	$461	10,715	$0.04

(1)
For the nine months ended September 30, 2012 and 2011, stock options and SARs of 412,009 and 685,921, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the nine months ended September 30, 2012 and 2011, contingent shares of non-vested restricted stock of 97,300 and 150,353, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions were not met.

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

For those trusts where Farmer Mac has a variable interest but has not been determined to be the primary beneficiary, Farmer Mac's interests are presented as either "Farmer Mac Guaranteed Securities" or "Investment securities" on the consolidated balance sheets.  Farmer Mac's involvement in VIEs classified as Farmer Mac Guaranteed Securities include securitization trusts under the Farmer Mac II program and trusts related to AgVantage securities.  In the case of Farmer Mac II trusts, Farmer Mac is not determined to be the primary beneficiary because it does not have the decision-making power over default mitigation activities.  For the AgVantage trusts, Farmer Mac currently does not have the power to direct the activities that have the most significant economic impact to the trust unless, as guarantor, there is a default by the issuer of the trust securities.  Should there be a default, Farmer Mac would reassess whether it is the primary beneficiary of those trusts.  For VIEs classified as investment securities, which include auction-rate certificates, asset-backed securities and government-sponsored enterprise ("GSE")-guaranteed mortgage-backed securities, Farmer Mac is determined not to be the primary beneficiary because of the lack of voting rights or other powers to direct the activities of the trust.  As of September 30, 2012, the Farmer Mac Guaranteed Securities trusts and investment securities trusts have carrying amounts on the consolidated balance sheets totaling $61.4 million and $0.8 billion, respectively, and Farmer Mac's maximum exposure to loss, based on principal outstanding, was $59.0 million and $0.8 billion, respectively.  As of December 31, 2011, the Farmer Mac Guaranteed Securities trusts and investment securities trusts had carrying amounts on the consolidated balance sheets totaling $66.6 million and $0.8 billion, respectively, and Farmer Mac's maximum exposure to loss was $65.4 million and $0.8 billion, respectively.  In addition, Farmer Mac had a variable interest in unconsolidated VIEs, which include a guarantee of timely payment of principal and interest, totaling $2.0 billion and $1.6 billion, respectively, as of September 30, 2012 and December 31, 2011.

(g)	New Accounting Standards

Offsetting Assets and Liabilities

On December 16, 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which creates new disclosure requirements designed to make financial statements prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards. The new guidance requires entities to disclose net and gross information for certain derivative instruments and financial instruments and information about the impact of collateral on offsetting arrangements and other amounts subject to a master netting agreement that are not offset on the balance sheet. ASU 2011-11 will be effective in first quarter 2013. Farmer Mac does not expect the adoption of the new guidance to have a material effect on its financial position, results or operations or cash flows.

(h)	Reclassifications

Certain reclassifications of prior period information were made to conform to the current period presentation.

2.	INVESTMENT SECURITIES

The following tables present the amortized cost and fair values of Farmer Mac's investment securities as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$74,100	$—	$(14,066)	$60,034
Floating rate asset-backed securities	166,483	596	(34)	167,045
Fixed rate asset-backed securities	9,735	—	—	9,735
Floating rate corporate debt securities	78,308	511	—	78,819
Fixed rate corporate debt securities	52,462	219	—	52,681
Floating rate Government/GSE guaranteed mortgage-backed securities	734,406	9,168	(130)	743,444
Fixed rate GSE guaranteed mortgage-backed securities	2,331	206	—	2,537
Floating rate GSE subordinated debt	70,000	—	(12,830)	57,170
Fixed rate commercial paper	19,995	2	—	19,997
Fixed rate GSE preferred stock	79,382	6,477	—	85,859
Floating rate senior agency debt	49,992	64	—	50,056
Fixed rate senior agency debt	127,572	143	—	127,715
Fixed rate U.S. Treasuries	1,179,754	139	(1)	1,179,892
Total available-for-sale	2,644,520	17,525	(27,061)	2,634,984
Trading:
Floating rate asset-backed securities	4,474	—	(3,130)	1,344
Total investment securities	$2,648,994	$17,525	$(30,191)	$2,636,328

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$74,100	$—	$(13,887)	$60,213
Floating rate asset-backed securities	178,443	219	(102)	178,560
Floating rate corporate debt securities	74,152	69	(388)	73,833
Fixed rate corporate debt securities	38,678	27	(6)	38,699
Floating rate Government/GSE guaranteed mortgage-backed securities	759,567	4,852	(381)	764,038
Fixed rate GSE guaranteed mortgage-backed securities	3,106	254	—	3,360
Floating rate GSE subordinated debt	70,000	—	(17,438)	52,562
Fixed rate commercial paper	9,999	1	—	10,000
Fixed rate GSE preferred stock	79,662	5,216	—	84,878
Floating rate senior agency debt	38,000	32	—	38,032
Fixed rate senior agency debt	79,255	19	(21)	79,253
Fixed rate U.S. Treasuries	798,966	304	(4)	799,266
Total available-for-sale	2,203,928	10,993	(32,227)	2,182,694
Trading:
Floating rate asset-backed securities	5,138	—	(3,342)	1,796
Total investment securities	$2,209,066	$10,993	$(35,569)	$2,184,490

During the three months ended September 30, 2012, Farmer Mac did not sell any securities from its available-for-sale investment portfolio, compared to the same period in 2011, when Farmer Mac received proceeds of $294.7 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $84,000 and gross realized losses of $10,000. During the nine months ended September 30, 2012, Farmer Mac received proceeds of $5.0 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $28,000, compared to proceeds of $447.9 million, for the same period in 2011, resulting in gross realized gains of $279,000 and gross realized losses of $10,000.

As of September 30, 2012 and December 31, 2011, unrealized losses on available-for-sale investment securities were as follows:

	September 30, 2012
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$60,034	$(14,066)
Floating rate asset-backed securities	20,480	(34)	—	—
Floating rate Government/GSE guaranteed mortgage-backed securities	22,715	(126)	840	(4)
Floating rate GSE subordinated debt	—	—	57,170	(12,830)
Fixed rate U.S. Treasuries	101,118	(1)	—	—
Total	$144,313	$(161)	$118,044	$(26,900)

	December 31, 2011
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$60,213	$(13,887)
Floating rate asset-backed securities	63,496	(102)	—	—
Floating rate corporate debt securities	41,061	(388)	—	—
Fixed rate corporate debt securities	18,189	(6)	—	—
Floating rate Government/GSE guaranteed mortgage-backed securities	235,454	(359)	17,409	(22)
Floating rate GSE subordinated debt	—	—	52,562	(17,438)
Fixed rate senior agency debt	44,976	(21)	—	—
Fixed rate U.S. Treasuries	50,160	(4)	—	—
Total	$453,336	$(880)	$130,184	$(31,347)

The unrealized losses presented above are principally due to a general widening of credit spreads from the dates of acquisition to September 30, 2012 and December 31, 2011, as applicable.  The resulting decreases in fair values reflect an increase in the perceived risk by the financial markets related to those securities. As of September 30, 2012, all of the investment securities in an unrealized loss position had credit ratings of at least "AA+" except one that was rated "A-". As of December 31, 2011, all of the investment securities in an unrealized loss position had credit ratings of at least "A" except one that was rated "A- " and two that were rated "BBB+".  The unrealized losses were on 13 and 44 individual investment securities, respectively, as of September 30, 2012 and December 31, 2011.

As of September 30, 2012, 8 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $26.9 million.  As of December 31, 2011, 10 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $31.3 million.  The unrealized losses on those securities are principally due to a general widening of credit spreads from the dates of acquisition.  Securities in unrealized loss positions 12 months or more have a fair value as of September 30, 2012 that is, on average, approximately 81.4 percent of their amortized cost basis.  Farmer Mac believes that all of these unrealized losses are recoverable within a reasonable period of time by way of changes in credit spreads or maturity.  Accordingly, Farmer Mac has concluded that none of the unrealized losses on these available-for-sale investment securities represent other-than-temporary impairment as of September 30, 2012 and December 31, 2011.  Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

Farmer Mac did not own any held-to-maturity investment securities as of September 30, 2012 and December 31, 2011. As of September 30, 2012, Farmer Mac owned trading investment securities with an amortized cost of $4.5 million, a fair value of $1.3 million and a weighted average yield of 4.30 percent.  As of December 31, 2011, Farmer Mac owned trading investment securities with an amortized cost of $5.1 million, a fair value of $1.8 million and a weighted average yield of 4.36 percent.

The amortized cost, fair value and weighted average yield of available-for-sale investment securities by remaining contractual maturity as of September 30, 2012 are set forth below.  Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets or mortgages.

	Investment Securities Available-for-Sale as of
	September 30, 2012
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$1,370,334	$1,370,517	0.63%
Due after one year through five years	168,249	169,159	0.90%
Due after five years through ten years	435,609	425,640	1.13%
Due after ten years	670,328	669,668	2.54%
Total	$2,644,520	$2,634,984	1.21%

3.	FARMER MAC GUARANTEED SECURITIES AND USDA GUARANTEED SECURITIES

The following table sets forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Guaranteed Securities as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Farmer Mac I	$3,339,368	$98,532	$(6,312)	$3,431,588
Farmer Mac II	28,342	1,639	(6)	29,975
Rural Utilities	1,165,100	21,844	—	1,186,944
USDA Guaranteed Securities	1,429,196	38,989	(144)	1,468,041
Total available-for-sale	5,962,006	161,004	(6,462)	6,116,548
Trading:
USDA Guaranteed Securities	125,998	830	(4,241)	122,587
Total Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	$6,088,004	$161,834	$(10,703)	$6,239,135

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Farmer Mac I	$2,741,192	$67,895	$(1,460)	$2,807,627
Farmer Mac II	34,692	924	(17)	35,599
Rural Utilities	1,410,800	35,246	—	1,446,046
USDA Guaranteed Securities	1,244,519	35,149	(122)	1,279,546
Total available-for-sale	5,431,203	139,214	(1,599)	5,568,818
Trading:
USDA Guaranteed Securities	213,130	1,804	(2,575)	212,359
Total Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	$5,644,333	$141,018	$(4,174)	$5,781,177

The unrealized losses presented above are principally due to higher interest rates and wider spreads on mortgage securities from the date of acquisition to September 30, 2012 and December 31, 2011, as applicable.  As of September 30, 2012 and December 31, 2011, the unrealized losses presented above are related to Farmer Mac I, Farmer Mac II Guaranteed Securities, which are USDA-guaranteed portions of loans backed by the full faith and credit of the United States, and USDA Guaranteed Securities.  None of the Farmer Mac I Guaranteed Securities has been in an unrealized loss position for greater than 12 months. Farmer Mac has concluded that none of the unrealized losses on its available-for-sale Farmer Mac Guaranteed Securities and USDA Guaranteed Securities represents an other-than-temporary impairment as of September 30, 2012 and December 31, 2011.  Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

Farmer Mac realized no gains or losses from the sale of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities for the three and nine months ended September 30, 2012 and September 30, 2011.

The amortized cost, fair value and weighted average yield of available-for-sale Farmer Mac Guaranteed Securities and USDA Guaranteed Securities by remaining contractual maturity as of September 30, 2012 are set forth below. The balances presented are based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

	Farmer Mac Guaranteed Securities and USDA Guaranteed Securities Available-for-Sale as of September 30, 2012
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$536,528	$539,070	1.13%
Due after one year through five years	3,409,024	3,510,665	2.50%
Due after five years through ten years	769,631	784,685	2.61%
Due after ten years	1,246,823	1,282,128	3.53%
Total	$5,962,006	$6,116,548	2.61%

Farmer Mac did not own any held-to-maturity Farmer Mac Guaranteed and USDA Guaranteed Securities as of September 30, 2012 and December 31, 2011. As of September 30, 2012, Farmer Mac owned trading USDA Guaranteed Securities with an amortized cost of $126.0 million, a fair value of $122.6 million and a weighted average yield of 5.76 percent.  As of December 31, 2011, Farmer Mac owned trading USDA Guaranteed Securities with an amortized cost of $213.1 million, a fair value of $212.4 million and a weighted average yield of 5.83 percent.

4.	FINANCIAL DERIVATIVES

Farmer Mac enters into financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of certain assets, future cash flows or debt issuance, not for trading or speculative purposes.  Farmer Mac enters into interest rate swap contracts to adjust the characteristics of its short-term debt to match more closely the cash flow and duration characteristics of its longer-term loans and other assets, and also to adjust the characteristics of its long-term debt to match more closely the cash flow and duration characteristics of its short-term assets, thereby reducing interest rate risk and often times deriving an overall lower effective cost of borrowing than would otherwise be available to Farmer Mac in the conventional debt market.  Certain financial derivatives are designated as fair value hedges of fixed rate assets classified as available-for-sale to protect against fair value changes in the assets related to a benchmark interest rate (i.e., LIBOR).

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

All financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Changes in the fair values of financial derivatives are reported in gains/(losses) on financial derivatives and hedging activities in the consolidated statements of operations. For financial derivatives designated in fair value hedging relationships, changes in the fair values of the hedged items related to the risk being hedged are also reported in gains/(losses) on financial derivatives and hedging activities in the consolidated statements of operations. Farmer Mac currently has no financial derivatives designated in cash flow hedging relationships.

The following tables summarize information related to Farmer Mac's financial derivatives as of September 30, 2012 and December 31, 2011 and the effects of financial derivatives on the consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011:

	September 30, 2012
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$950,000	$—	$(63,496)	2.20%	0.44%		4.33
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	807,606	47	(100,814)	4.85%	0.41%		4.31
Receive fixed non-callable	3,668,717	35,632	—	0.36%	0.95%		0.77
Receive fixed callable	90,000	7	(21)	0.17%	0.60%		3.99
Basis swaps	564,262	508	(945)	0.53%	0.38%		1.19
Agency forwards	20,048	—	(58)			101.17
Treasury futures	6,400	—	(3)			133.44
Credit valuation adjustment		(4)	388
Total financial derivatives	$6,107,033	$36,190	$(164,949)

	December 31, 2011
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	$1,906,123	$—	$(157,520)	3.65%	0.46%	4.48
Receive fixed non-callable	4,212,713	41,006	(1,302)	0.41%	0.96%	0.97
Basis swaps	457,694	—	(2,137)	0.80%	0.38%	1.30
Credit default swaps	10,000	17	—	1.00%	—	0.72
Credit valuation adjustment		(773)	935
Total financial derivatives	$6,586,530	$40,250	$(160,024)

	Gains/(Losses) on Financial Derivatives and Hedging Activities
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands)
Fair value hedges:
Interest rate swaps	$(5,142)	$—	$(5,142)	$—
Hedged items	8,378	—	8,378	—
Gains on hedging activities (1)	3,236	—	3,236	—
No hedge designation:
Interest rate swaps	(1,970)	(65,136)	(25,853)	(76,857)
Agency forwards	452	(3,052)	(153)	(5,053)
Treasury futures	(142)	(512)	(471)	(538)
Credit default swaps	(18)	133	(93)	80
Losses on financial derivatives not designated in hedging relationships	(1,678)	(68,567)	(26,570)	(82,368)
Gains/(losses) on financial derivatives and hedging activities	$1,558	$(68,567)	$(23,334)	$(82,368)

(1) Includes gains of $3.0 million that are excluded from the assessment of hedge effectiveness and gains of $0.2 million due to hedge ineffectiveness for the three and nine months ended September 30, 2012.

In the normal course of business, collateral requirements contained in Farmer Mac's derivative contracts are enforced by Farmer Mac and its counterparties.  Upon enforcement of the collateral requirements, the amount of collateral posted is typically based on the net fair value of all derivative contracts with the counterparty, i.e., derivative assets net of derivative liabilities at the counterparty level.  If Farmer Mac were to be in violation of certain provisions of the derivative contracts, the related counterparty could request payment or full collateralization on the derivative contracts.  As of September 30, 2012, the fair value of Farmer Mac's derivatives in a net liability position at the counterparty level, which includes accrued interest but excludes any adjustment for nonperformance risk, was $130.6 million.  As of September 30, 2012, Farmer Mac posted cash of $55.2 million as collateral for its derivatives in net liability positions.  Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets.  If Farmer Mac had breached certain provisions of the derivative contracts as of September 30, 2012, it could have been required to settle its obligations under the agreements or post additional collateral of $75.4 million.

As of September 30, 2012, Farmer Mac had outstanding basis swaps with Zions First National Bank, a related party, with a total notional amount of $49.3 million and a fair value of $(0.9) million, compared to $72.7 million and $(1.3) million, respectively, as of December 31, 2011.  Under the terms of those basis swaps, Farmer Mac pays Constant Maturity Treasury-based rates and receives LIBOR.  Those swaps hedge most of the interest rate basis risk related to loans Farmer Mac purchases that pay a Constant Maturity Treasury based-rate and the discount notes Farmer Mac issues to fund the loan purchases.  The pricing of discount notes is closely correlated to LIBOR rates.  Farmer Mac recorded unrealized gains on those outstanding basis swaps for the three and nine months ended September 30, 2012 of $0.1 million and $0.5 million, respectively, compared to unrealized losses of $0.2 million and unrealized gains of $1.4 million, respectively, for the same periods in 2011.

5.	ALLOWANCE FOR LOSSES AND CONCENTRATIONS OF CREDIT RISK

Allowance for Losses

Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held and loans underlying LTSPCs and Farmer Mac Guaranteed Securities.  As of September 30, 2012 and December 31, 2011, Farmer Mac recorded specific allowances for losses of $8.0 million and $7.3 million, respectively. No allowance for losses has been provided for the Farmer Mac II and Rural Utilities programs and Farmer Mac I AgVantage securities as of September 30, 2012 or December 31, 2011.  See Note 2(b), Note 3 and Note 6 for more information about Farmer Mac Guaranteed Securities.  Farmer Mac's allowance for losses is presented in two components on its consolidated balance sheets:

•	an "Allowance for loan losses" on loans held; and

•	a "Reserve for losses" on loans underlying LTSPCs and Farmer Mac Guaranteed Securities.

The following is a summary of the changes in the allowance for losses for the three and nine months ended September 30, 2012 and 2011:

	September 30, 2012			September 30, 2011
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
For the Three Months Ended:
Beginning Balance	$9,361	$8,779	$18,140	$11,053	$7,443	$18,496
Provision for/(release of) losses	137	(43)	94	(349)	(452)	(801)
Charge-offs	(448)	—	(448)	(5)	—	(5)
Ending Balance	$9,050	$8,736	$17,786	$10,699	$6,991	$17,690

For the Nine Months Ended:
Beginning Balance	$10,161	$7,355	$17,516	$9,803	$10,312	$20,115
(Release of)/provision for losses	(663)	1,381	718	1,092	(3,321)	(2,229)
Charge-offs	(448)	—	(448)	(196)	—	(196)
Ending Balance	$9,050	$8,736	$17,786	$10,699	$6,991	$17,690

During third quarter 2012, Farmer Mac recorded provisions to its allowance for loan losses of $0.1 million, releases from its reserve for losses of $43,000, and charged off $0.4 million of losses upon acquisition of real estate owned ("REO") or upon loan liquidation. For the nine months ended September 30, 2012, Farmer Mac recorded releases from its allowance for loan losses of $0.7 million, provisions to its reserve for losses of $1.4 million and charged off $0.4 million of losses. The releases recorded for the nine months ended September 30, 2012 were driven primarily by reductions in specific allowances for certain loans due to principal payments received and updated appraisal information and the reclassification of approximately $0.3 million from the allowance for loan losses to the reserve for losses due to the deconsolidation of certain VIEs resulting from a change in related party status. The provision for losses recorded for the nine months ended September 30, 2012 primarily resulted from an increase in a specific allowance related to an ethanol loan underlying an LTSPC.

During third quarter 2011, Farmer Mac recorded releases from its allowance for loan losses and its reserve for losses of $0.3 million and $0.5 million, respectively, and charged off $5,000 of losses. The releases from the allowance for losses in third quarter 2011 were primarily due to a decline in estimated probable losses related to Farmer Mac's exposure to the dairy industry. For the nine months ended September 30, 2011, Farmer Mac recorded provisions to its allowance for loan losses of $1.1 million, releases from its reserve for losses of $3.3 million, and charged off $0.2 million of losses. In first quarter 2011, Farmer Mac purchased two defaulted loans pursuant to the terms of an LTSPC agreement. This resulted in the reclassification of $1.8 million of specific allowance, which had been recorded in 2010, from the reserve for losses to allowance for loan losses. The (release of)/provision for losses for the first nine months of 2011 reflects this reclassification as well as a decline in estimated probable losses related to Farmer Mac's exposure to the ethanol and dairy industries.

The following tables present the changes in the allowance for losses for the three and nine months ended September 30, 2012 and 2011 by commodity type:

	September 30, 2012
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$4,281	$2,522	$1,471	$557	$9,302	$7	$18,140
(Release of)/provision for losses	(305)	176	(129)	192	161	(1)	94
Charge-offs	—	(375)	—	(73)	—	—	(448)
Ending Balance	$3,976	$2,323	$1,342	$676	$9,463	$6	$17,786

For the Nine Months Ended:
Beginning Balance	$4,133	$3,099	$1,697	$477	$8,106	$4	$17,516
(Release of)/provision for losses	(157)	(401)	(355)	272	1,357	2	718
Charge-offs	—	(375)	—	(73)	—	—	(448)
Ending Balance	$3,976	$2,323	$1,342	$676	$9,463	$6	$17,786

	September 30, 2011
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$3,715	$3,582	$2,688	$402	$8,100	$9	$18,496
Provision for/(release of) losses	144	(27)	(891)	(28)	2	(1)	(801)
Charge-offs	—	—	—	(5)	—	—	(5)
Ending Balance	$3,859	$3,555	$1,797	$369	$8,102	$8	$17,690

For the Nine Months Ended:
Beginning Balance	$3,572	$3,537	$2,749	$445	$9,797	$15	$20,115
Provision for/(release of) losses	463	25	(944)	(71)	(1,695)	(7)	(2,229)
Charge-offs	(176)	(7)	(8)	(5)	—	—	(196)
Ending Balance	$3,859	$3,555	$1,797	$369	$8,102	$8	$17,690

The following tables present the ending balances of loans held and loans underlying LTSPCs and Farmer Mac Guaranteed Securities and the related allowance for losses by impairment method and commodity type as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Ending Balance
Evaluated collectively for impairment	$1,925,509	$795,516	$1,169,443	$198,175	$193,769	$12,041	$4,294,453
Evaluated individually for impairment	31,786	37,939	17,034	16,391	4,337	1,017	108,504
	$1,957,295	$833,455	$1,186,477	$214,566	$198,106	$13,058	$4,402,957
Allowance for Losses
Evaluated collectively for impairment	$1,626	$643	$1,131	$107	$6,263	$5	$9,775
Evaluated individually for impairment	2,350	1,680	211	569	3,200	1	8,011
	$3,976	$2,323	$1,342	$676	$9,463	$6	$17,786

	As of December 31, 2011
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Ending Balance
Evaluated collectively for impairment	$1,835,439	$796,100	$1,213,227	$232,607	$167,850	$15,914	$4,261,137
Evaluated individually for impairment	29,520	28,245	10,884	12,513	5,842	1,022	88,026
	$1,864,959	$824,345	$1,224,111	$245,120	$173,692	$16,936	$4,349,163
Allowance for Losses
Evaluated collectively for impairment	$1,723	$775	$1,290	$172	$6,256	$4	$10,220
Evaluated individually for impairment	2,410	2,324	407	305	1,850	—	7,296
	$4,133	$3,099	$1,697	$477	$8,106	$4	$17,516

The following tables present by commodity type the unpaid principal balances, recorded investment and specific allowance for losses related to impaired loans and the recorded investment in loans on nonaccrual status as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$7,863	$10,060	$6,007	$3,377	$—	$907	$28,214
Unpaid principal balance	7,752	10,038	5,686	3,323	—	902	27,701
With a specific allowance:
Recorded investment	24,905	28,302	11,529	13,156	4,498	117	82,507
Unpaid principal balance	24,034	27,901	11,348	13,068	4,337	115	80,803
Associated allowance	2,350	1,680	211	569	3,200	1	8,011
Total:
Recorded investment	32,768	38,362	17,536	16,533	4,498	1,024	110,721
Unpaid principal balance	31,786	37,939	17,034	16,391	4,337	1,017	108,504
Associated allowance	2,350	1,680	211	569	3,200	1	8,011

Recorded investment of loans on nonaccrual status:	$13,533	$22,601	$5,219	$8,420	$—	$—	$49,773

	As of December 31, 2011
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$6,809	$10,083	$3,248	$3,241	$—	$914	$24,295
Unpaid principal balance	7,446	9,957	4,088	3,298	—	902	25,691
With a specific allowance:
Recorded investment	23,009	18,668	7,036	9,392	5,842	121	64,068
Unpaid principal balance	22,074	18,288	6,796	9,215	5,842	120	62,335
Associated allowance	2,410	2,324	407	305	1,850	—	7,296
Total:
Recorded investment	29,818	28,751	10,284	12,633	5,842	1,035	88,363
Unpaid principal balance	29,520	28,245	10,884	12,513	5,842	1,022	88,026
Associated allowance	2,410	2,324	407	305	1,850	—	7,296

Recorded investment of loans on nonaccrual status:	$9,214	$25,710	$3,483	$6,931	$—	$—	$45,338

The following table presents by commodity type the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2012 and 2011:

	September 30, 2012
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
For the Three Months Ended:
Average recorded investment in impaired loans	$31,490	$34,566	$17,643	$16,526	$4,449	$1,033	$105,707
Income recognized on impaired loans	72	1,015	94	76	—	—	1,257

For the Nine Months Ended:
Average recorded investment in impaired loans	29,583	34,284	14,973	16,127	4,785	1,035	100,787
Income recognized on impaired loans	213	1,691	210	250	—	—	2,364

	September 30, 2011
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
For the Three Months Ended:
Average recorded investment in impaired loans	$31,639	$31,299	$12,371	$11,511	$6,158	$1,207	$94,185
Income recognized on impaired loans	120	480	42	63	—	—	705

For the Nine Months Ended:
Average recorded investment in impaired loans	30,546	30,070	13,344	9,753	6,439	771	90,923
Income recognized on impaired loans	432	857	343	125	382	—	2,139

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

During the three and nine months ended September 30, 2012, Farmer Mac purchased 7 defaulted loans having an unpaid principal balance of $7.2 million and 12 defaulted loans having an unpaid principal balance of $11.0 million, respectively, from pools underlying Farmer Mac I Guaranteed Securities and LTSPCs.  During the three and nine months ended September 30, 2011, Farmer Mac purchased 5 defaulted loans having an unpaid principal balance of $2.9 million and 18 defaulted loans having an unpaid principal balance of $21.3 million, respectively, from pools underlying Farmer Mac I Guaranteed Securities and LTSPCs. The following tables present information related to Farmer Mac's acquisition of defaulted loans for the three and nine months ended September 30, 2012 and 2011 and the outstanding balances and carrying amounts of all such loans as of September 30, 2012 and December 31, 2011:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands)
Unpaid principal balance at acquisition date:
Loans underlying LTSPCs	$432	$—	$2,962	$13,974
Loans underlying Farmer Mac Guaranteed Securities	6,742	2,921	8,069	7,292
Total unpaid principal balance at acquisition date	7,174	2,921	11,031	21,266
Contractually required payments receivable	7,373	2,922	11,230	21,314
Impairment recognized subsequent to acquisition	367	42	382	3,812
Recovery/release of allowance for defaulted loans	46	5	979	19

	September 30, 2012	December 31, 2011
	(in thousands)
Outstanding balance	$40,715	$35,773
Carrying amount	35,046	29,461

Net credit losses and 90-day delinquencies as of and for the periods indicated for loans held and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs are presented in the table below. Information is not presented for loans underlying AgVantage securities, USDA Guaranteed Securities, Farmer Mac II Guaranteed Securities, or rural utilities loans or underlying Farmer Mac Guaranteed Securities – Rural Utilities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  As of September 30, 2012, there were no probable losses inherent in Farmer Mac's AgVantage securities due to the credit quality of the obligors, as well as the underlying collateral.  To date, Farmer Mac has not experienced any credit losses on any Farmer Mac I AgVantage securities. The USDA-guaranteed portions presented as USDA Guaranteed Securities, as well as those that collateralize Farmer Mac II Guaranteed Securities, are guaranteed by the USDA. Each USDA guarantee is an obligation backed by the full faith and credit of the United States. As of September 30, 2012, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any USDA Guaranteed Securities or Farmer Mac II Guaranteed Securities. As of September 30, 2012, there were no delinquencies and no probable losses inherent in the Farmer Mac's rural utilities loans held or in any Farmer Mac Guaranteed Securities – Rural Utilities.  As of September 30, 2012, Farmer Mac has not experienced any credit losses on any of those loans or securities.

	90-Day Delinquencies (1)			Net Credit Losses
	As of			For the Nine Months Ended
	September 30, 2012	December 31, 2011	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands)
On-balance sheet assets:
Farmer Mac I:
Loans	$29,120	$33,243	$35,860	$199	$334
Total on-balance sheet	$29,120	$33,243	$35,860	$199	$334
Off-balance sheet assets:
Farmer Mac I:
LTSPCs	$11,677	$7,379	$8,988	$—	$—
Total off-balance sheet	$11,677	$7,379	$8,988	$—	$—
Total	$40,797	$40,622	$44,848	$199	$334

(1)
Includes loans and loans underlying Farmer Mac I Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, restructured after delinquency, and in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

Of the $29.1 million, $33.2 million and $35.9 million of on-balance sheet loans reported as 90 days delinquent as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively, $2.6 million, $5.6 million and $6.2 million, respectively, are loans subject to "removal-of-account" provisions.

Credit Quality Indicators

Farmer Mac analyzes credit risk related to loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) based on internally assigned loan scores (i.e., risk ratings) that are derived by taking into consideration such factors as historical repayment performance, indicators of current financial condition, loan seasoning, loan size and loan-to-value ratio. Loans are then classified into one of the following asset categories based on their underlying risk rating: acceptable; other assets especially mentioned; and substandard. Farmer Mac believes this analysis provides meaningful information regarding the credit risk profile of its Farmer Mac I portfolio as of each quarterly reporting period end date.

Farmer Mac also uses 90-day delinquency information to evaluate its credit risk exposure on these program assets because historically it has been the best measure of borrower credit quality deterioration. Most of the loans held and underlying LTSPCs and Farmer Mac I Guaranteed Securities have annual (January 1) or semi-annual (January 1 and July 1) payment dates and are supported by less frequent and less predictable revenue sources, such as the cash flows generated from the maturation of crops, sales of livestock and government farm support programs.  Taking into account the reduced frequency of payment due dates and revenue sources, Farmer Mac considers the 90-day delinquency point to be the most significant observation point when evaluating delinquency information.

The following tables present credit quality indicators related to loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade (1)
Grade:
Acceptable	$1,881,406	$764,097	$1,084,277	$188,445	$130,902	$11,319	$4,060,446
Other assets especially mentioned ("OAEM") (2)	34,118	16,025	45,158	6,241	44,754	599	146,895
Substandard (2)	41,771	53,333	57,042	19,880	22,450	1,140	195,616
Total	$1,957,295	$833,455	$1,186,477	$214,566	$198,106	$13,058	$4,402,957

Commodity analysis of past due loans (1)
90 days or more past due	$13,414	$11,861	$4,899	$6,125	$4,498	$—	$40,797

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)
Assets in the OAEM category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.  Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of December 31, 2011
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade (1)
Grade:
Acceptable	$1,769,768	$748,558	$1,097,184	$215,525	$96,532	$15,158	$3,942,725
Other assets especially mentioned ("OAEM") (2)	60,076	20,442	74,959	7,103	45,673	641	208,894
Substandard (2)	35,115	55,345	51,968	22,492	31,487	1,137	197,544
Total	$1,864,959	$824,345	$1,224,111	$245,120	$173,692	$16,936	$4,349,163

Commodity analysis of past due loans (1)
90 days or more past due	$11,605	$19,227	$2,475	$7,315	$—	$—	$40,622

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)
Assets in the OAEM category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.  Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

Concentrations of Credit Risk

The following table sets forth the geographic and commodity/collateral diversification, as well as the range of original loan-to-value ratios, for all loans held and loans underlying Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(in thousands)
By commodity/collateral type:
Crops	$1,957,295	$1,864,959
Permanent plantings	833,455	824,345
Livestock	1,186,477	1,224,111
Part-time farm	214,566	245,120
Ag. Storage and processing (including ethanol facilities)	198,106	173,692
Other	13,058	16,936
Total	$4,402,957	$4,349,163
By geographic region (1):
Northwest	$785,454	$761,078
Southwest	1,555,368	1,597,369
Mid-North	897,453	857,659
Mid-South	512,628	484,176
Northeast	273,420	294,854
Southeast	378,634	354,027
Total	$4,402,957	$4,349,163
By original loan-to-value ratio:
0.00% to 40.00%	$1,119,814	$1,104,617
40.01% to 50.00%	802,204	769,618
50.01% to 60.00%	1,216,706	1,225,939
60.01% to 70.00%	1,097,884	1,062,061
70.01% to 80.00%	126,297	135,985
80.01% to 90.00%	40,052	50,943
Total	$4,402,957	$4,349,163

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

Off-Balance Sheet Farmer Mac Guaranteed Securities

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  The following table summarizes the significant cash flows received from and paid to trusts used for Farmer Mac securitizations:

	For the Nine Months Ended
	September 30, 2012	September 30, 2011
	(in thousands)
Proceeds from new securitizations	$29,334	$13,869
Guarantee fees received	3,344	6,042
Purchases of assets from the trusts	(8,069)	(7,292)

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of September 30, 2012 and December 31, 2011, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans:

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	September 30, 2012	December 31, 2011
	(in thousands)
Farmer Mac I:
Farmer Mac Guaranteed Securities - AgVantage	$970,000	$970,000
Farmer Mac Guaranteed Securities	975,720	621,871
Farmer Mac II:
Farmer Mac Guaranteed Securities	33,295	42,088
Rural Utilities:
Farmer Mac Guaranteed Securities - AgVantage	16,269	16,271
Total off-balance sheet Farmer Mac Guaranteed Securities	$1,995,284	$1,650,230

Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $16.8 million as of September 30, 2012 and $12.3 million as of December 31, 2011.  During second quarter 2012, Farmer Mac deconsolidated $460.3 million of certain securitization trusts created when loans subject to LTSPCs were converted to Farmer Mac I Guaranteed Securities because Farmer Mac was no longer determined to be the primary beneficiary when the counterparty to the transaction ceased being a related party as a result of changes to the membership of Farmer Mac's board of directors. This deconsolidation resulted in an increase to the guarantee and commitment obligation of $5.9 million as of June 30, 2012. There were no such deconsolidation in the third quarter 2012. As of September 30, 2012, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 13.5 years.  As of September 30, 2012, the weighted-average remaining maturity of the off-balance sheet AgVantage securities was 4.6 years.

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

The maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $1.9 billion as of September 30, 2012 and $1.8 billion as of December 31, 2011.

As of September 30, 2012, the weighted-average remaining maturity of all loans underlying LTSPCs was 13.1 years.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the consolidated balance sheet.  This liability approximated $17.6 million as of September 30, 2012 and $15.1 million as of December 31, 2011.

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

During each of the first three quarters of 2012, Farmer Mac paid a quarterly dividend of $0.10 per share on the Corporation's common stock. During 2011, Farmer Mac paid quarterly dividends of $0.05 per share, in each quarter, on all classes of the Corporation's common stock.  Farmer Mac's ability to declare and pay a dividend could be restricted if it failed to comply with regulatory capital requirements.

Preferred Stock

As of September 30, 2012 and December 31, 2011, Farmer Mac had 57,578 shares of Series C Preferred Stock outstanding. The Series C preferred stock is a component of Stockholder's Equity on the consolidated balance sheets. All of the Series C Preferred Stock outstanding as of September 30, 2012 and December 31, 2011 were held by National Rural Utilities Cooperative Finance Corporation ("CFC"), a related party.

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

As of September 30, 2012, Farmer Mac's minimum and critical capital requirements were $368.4 million and $184.2 million, respectively, and its actual core capital level was $508.5 million, which was $140.1 million above the minimum capital requirement and $324.3 million above the critical capital requirement as of that date.  As of December 31, 2011, Farmer Mac's minimum and critical capital requirements were $348.7 million and $174.3 million, respectively, and its actual core capital level was $475.2 million, which was $126.5 million above the minimum capital requirement and $300.9 million above the critical capital requirement as of that date.

Based on the risk-based capital stress test, Farmer Mac's risk-based capital requirement as of September 30, 2012 was $42.0 million, and Farmer Mac's regulatory capital (core capital plus the allowance for losses) of $526.3 million exceeded that amount by approximately $484.3 million.  As of December 31, 2011, Farmer Mac's risk-based capital requirement was $52.9 million, and Farmer Mac's regulatory capital of $492.7 million exceeded that amount by approximately $439.8 million.

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

Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period.  There were no transfers within the fair value hierarchy for fair value measurements of Farmer Mac's investment securities during the first nine months of 2012 and 2011.

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

Farmer Mac made no transfers within the fair value hierarchy for fair value measurements of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities during the first nine months of 2012 and 2011.

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

As of September 30, 2012, the consideration of credit risk, Farmer Mac's and the counterparties, resulted in an adjustment of $0.4 million to the valuations of Farmer Mac's derivative portfolio. As of December 31, 2011, the consideration of credit risk, Farmer Mac's and the counterparties, resulted in an adjustment of $0.2 million to the valuations of Farmer Mac's derivative portfolio. See Note 1(c) and Note 4 for further information regarding Farmer Mac's derivative portfolio.

Nonrecurring Fair Value Measurements and Classification

Loans Held-for-Sale

Loans held for sale are reported at the lower of cost or fair value in the consolidated balance sheets. Farmer Mac internally models the fair value of loans by discounting the projected cash flows of these instruments at projected interest rates.  The fair values are based on the present value of expected cash flows using management's best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  The fair values of these instruments are classified as level 3 measurements.  As of September 30, 2012 and December 31, 2011, the fair values of loans held for sale exceeded their cost amounts. Accordingly, Farmer Mac recorded no adjustment to report these loans at the lower of cost or fair value.

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

Fair Value Classification and Transfers

As of September 30, 2012, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $6.3 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 50 percent of total assets and 69 percent of financial instruments measured at fair value as of September 30, 2012.  As of December 31, 2011, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $5.9 billion whose fair values were estimated by management in the absence of readily determinable fair values.  These financial instruments measured as level 3 represented 49 percent of total assets and 72 percent of financial instruments measured at fair value as of December 31, 2011.

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2012 and December 31, 2011, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Assets and Liabilities Measured at Fair Value as of September 30, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$60,034	$60,034
Floating rate asset-backed securities	—	167,045	—	167,045
Fixed rate asset-backed securities	—	9,735	—	9,735
Floating rate corporate debt securities	—	78,819	—	78,819
Fixed rate corporate debt	—	52,681	—	52,681
Floating rate Government/GSE guaranteed mortgage-backed securities	—	743,444	—	743,444
Fixed rate GSE guaranteed mortgage-backed securities	—	2,537	—	2,537
Floating rate GSE subordinated debt	—	57,170	—	57,170
Fixed rate commercial paper	—	19,997	—	19,997
Fixed rate GSE preferred stock	—	85,859	—	85,859
Floating rate senior agency debt	—	50,056	—	50,056
Fixed rate senior agency debt	—	127,715	—	127,715
Fixed rate U.S. Treasuries	1,179,892	—	—	1,179,892
Total available-for-sale	1,179,892	1,395,058	60,034	2,634,984
Trading:
Floating rate asset-backed securities	—	—	1,344	1,344
Total trading	—	—	1,344	1,344
Total Investment Securities	1,179,892	1,395,058	61,378	2,636,328
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	—	—	3,431,588	3,431,588
Farmer Mac II	—	—	29,975	29,975
Rural Utilities	—	—	1,186,944	1,186,944
Total Farmer Mac Guaranteed Securities	—	—	4,648,507	4,648,507
USDA Guaranteed Securities:
Available-for-sale	—	—	1,468,041	1,468,041
Trading	—	—	122,587	122,587
Total USDA Guaranteed Securities	—	—	1,590,628	1,590,628
Financial derivatives	—	36,190	—	36,190
Total Assets at fair value	$1,179,892	$1,431,248	$6,300,513	$8,911,653
Liabilities:
Financial derivatives	$3	$164,066	$880	$164,949
Total Liabilities at fair value	$3	$164,066	$880	$164,949
Nonrecurring:
Assets:
Loans held for investment	$—	$—	$7,822	$7,822
REO	—	—	1,159	1,159
Total Nonrecurring Assets at fair value	$—	$—	$8,981	$8,981

Assets and Liabilities Measured at Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
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

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended September 30, 2012
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/ (Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$59,707	$—	$—	$—	$—	$327	$60,034
Total available-for-sale	59,707	—	—	—	—	327	60,034
Trading:
Floating rate asset-backed securities(1)	1,430	—	—	(137)	51	—	1,344
Total trading	1,430	—	—	(137)	51	—	1,344
Total Investment Securities	61,137	—	—	(137)	51	327	61,378
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	3,223,332	201,000	—	(1,809)	8,378	687	3,431,588
Farmer Mac II	29,899	—	—	(335)	—	411	29,975
Rural Utilities	1,191,236	250,000	—	(250,000)	—	(4,292)	1,186,944
Total Farmer Mac Guaranteed Securities	4,444,467	451,000	—	(252,144)	8,378	(3,194)	4,648,507
USDA Guaranteed Securities:
Available-for-sale	1,418,638	114,974	—	(68,516)	—	2,945	1,468,041
Trading(2)	146,825	—	—	(23,746)	(492)	—	122,587
Total USDA Guaranteed Securities	1,565,463	114,974	—	(92,262)	(492)	2,945	1,590,628
Total Assets at fair value	$6,071,067	$565,974	$—	$(344,543)	$7,937	$78	$6,300,513
Liabilities:
Financial derivatives(3)	$(967)	$—	$—	$—	$87	$—	$(880)
Total Liabilities at fair value	$(967)	$—	$—	$—	$87	$—	$(880)

(1)	Unrealized gains are attributable to assets still held as of September 30, 2012 and are recorded in Losses on trading assets.

(2)	Includes unrealized losses of $0.4 million attributable to assets still held as of September 30, 2012 that are recorded in Losses on trading assets.

(3)	Unrealized gains are attributable to liabilities still held as of September 30, 2012 and are recorded in Gains/(losses) on financial derivatives and hedging activities.

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended September 30, 2011
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/ (Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$64,682	$—	$—	$—	$—	$(2,439)	$62,243

Trading:
Floating rate asset-backed securities(1)	2,209	—	—	(136)	(310)	—	1,763
Total Investment Securities	66,891	—	—	(136)	(310)	(2,439)	64,006
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	1,759,205	1,001,500	—	(2,009)	—	56,771	2,815,467
Farmer Mac II	36,530	1,264	(1,208)	(990)	—	1,003	36,599
Rural Utilities	1,448,230	—	—	—	—	(296)	1,447,934
Total Farmer Mac Guaranteed Securities	3,243,965	1,002,764	(1,208)	(2,999)	—	57,478	4,300,000
USDA Guaranteed Securities:
Available-for-sale	1,120,397	85,894	—	(33,179)	—	19,903	1,193,015
Trading(2)	249,074	—	—	(17,124)	1,433	—	233,383
Total USDA Guaranteed Securities	1,369,471	85,894	—	(50,303)	1,433	19,903	1,426,398
Total Assets at fair value	$4,680,327	$1,088,658	$(1,208)	$(53,438)	$1,123	$74,942	$5,790,404
Liabilities:
Financial derivatives(3)	$(1,755)	$—	$—	$—	$(232)	$—	$(1,987)
Total Liabilities at fair value	$(1,755)	$—	$—	$—	$(232)	$—	$(1,987)

(1)	Unrealized losses are attributable to assets still held as of September 30, 2011 and are recorded in Losses on trading assets.

(2)	Includes unrealized gains of $0.6 million attributable to assets still held as of September 30, 2011 that are recorded in Losses on trading assets.

(3)	Unrealized losses are attributable to liabilities still held as of September 30, 2011 and are recorded in Gains/(losses) on financial derivatives and hedging activities.

Level 3 Assets and Liabilities Measured at Fair Value for the Nine Months Ended September 30, 2012
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/ (Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$60,213	$—	$—	$—	$—	$(179)	$60,034
Total available-for-sale	60,213	—	—	—	—	(179)	60,034
Trading:
Floating rate asset-backed securities(1)	1,796	—	—	(664)	212	—	1,344
Total trading	1,796	—	—	(664)	212	—	1,344
Total Investment Securities	62,009	—	—	(664)	212	(179)	61,378
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	2,807,627	601,000	—	(2,824)	8,378	17,407	3,431,588
Farmer Mac II	35,599	5,327	(5,327)	(6,350)	—	726	29,975
Rural Utilities	1,446,046	250,000	—	(495,701)	—	(13,401)	1,186,944
Total Farmer Mac Guaranteed Securities	4,289,272	856,327	(5,327)	(504,875)	8,378	4,732	4,648,507
USDA Guaranteed Securities:
Available-for-sale	1,279,546	376,985	—	(192,309)	—	3,819	1,468,041
Trading(2)	212,359	—	—	(87,132)	(2,640)	—	122,587
Total USDA Guaranteed Securities	1,491,905	376,985	—	(279,441)	(2,640)	3,819	1,590,628
Total Assets at fair value	$5,843,186	$1,233,312	$(5,327)	$(784,980)	$5,950	$8,372	$6,300,513
Liabilities:
Financial derivatives(3)	$(1,335)	$—	$—	$—	$455	$—	$(880)
Total Liabilities at fair value	$(1,335)	$—	$—	$—	$455	$—	$(880)

(1)	Unrealized gains are attributable to assets still held as of September 30, 2012 and are recorded in Losses on trading assets.

(2)	Includes unrealized losses of $2.0 million attributable to assets still held as of September 30, 2012 that are recorded in Losses on trading assets.

(3)	Unrealized gains are attributable to liabilities still held as of September 30, 2012 and are recorded in Gains/(losses) on financial derivatives and hedging activities.

Level 3 Assets and Liabilities Measured at Fair Value for the Nine Months Ended September 30, 2011
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/ (Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$64,335	$—	$—	$—	$—	$(2,092)	$62,243
Total available-for-sale	64,335	—	—	—	—	(2,092)	62,243
Trading:
Floating rate asset-backed securities(1)	1,400	—	—	(686)	1,049	—	1,763
Total Trading	1,400	—	—	(686)	1,049	—	1,763
Total Investment Securities	65,735	—	—	(686)	1,049	(2,092)	64,006
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farmer Mac I	942,809	1,801,500	—	(2,023)	—	73,181	2,815,467
Farmer Mac II	37,637	3,268	(3,213)	(3,484)	—	2,391	36,599
Rural Utilities	1,926,818	—	—	(476,401)	—	(2,483)	1,447,934
Total Farmer Mac Guaranteed Securities	2,907,264	1,804,768	(3,213)	(481,908)	—	73,089	4,300,000
USDA Guaranteed Securities:
Available-for-sale	1,005,679	300,705	—	(142,965)	—	29,596	1,193,015
Trading(2)	311,765	—	—	(80,082)	1,700	—	233,383
Total USDA Guaranteed Securities	1,317,444	300,705	—	(223,047)	1,700	29,596	1,426,398
Total Assets at fair value	$4,290,443	$2,105,473	$(3,213)	$(705,641)	$2,749	$100,593	$5,790,404
Liabilities:
Financial derivatives(3)	$(3,390)	$—	$—	$—	$1,403	$—	$(1,987)
Total Liabilities at fair value	$(3,390)	$—	$—	$—	$1,403	$—	$(1,987)

(1)	Unrealized gains are attributable to assets still held as of September 30, 2011 and are recorded in Losses on trading assets.

(2)	Includes unrealized losses of $2.0 million attributable to assets still held as of September 30, 2011 that are recorded in Losses on trading assets.

(3)	Unrealized gains are attributable to liabilities still held as of September 30, 2011 and are recorded in Gains/(losses) on financial derivatives and hedging activities.

The following table presents additional information about the significant unobservable inputs used in the fair value measurements categorized in level 3 of the fair value hierarchy:

	Fair Value as of		Unobservable	Range
Financial Instruments	September 30, 2012	Valuation Technique	Input	(Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$60,034	Indicative bids	Range of broker quotes	70.0% - 92.0% (81.0%)

Floating rate asset-backed securities	$1,344	Discounted cash flow	Discount rate	12.0% - 19.0% (15.7%)
			Constant prepayment rate	10%

Farmer Mac Guaranteed Securities:
Farmer Mac I	$3,431,588	Discounted cash flow	Discount rate	1.1% - 3.2% (1.6%)

Farmer Mac II	$29,975	Discounted cash flow	Discount rate	0.9% - 3.4% (2.0%)
			Constant prepayment rate	9% - 18% (15%)

Rural Utilities	$1,186,944	Discounted cash flow	Discount rate	1.0% - 2.7% (1.6%)

USDA Guaranteed Securities	$1,590,628	Discounted cash flow	Discount rate	1.4% - 5.3% (3.4%)
			Constant prepayment rate	0% - 24% (11%)

Liabilities:
Financial Derivatives:
Basis swaps	$880	Discounted cash flow	Discount rate	1.0% - 2.7% (1.6%)
			Constant prepayment rate	11% - 19% (17%)

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

Farmer Mac made no fair value option elections for the nine months ended September 30, 2012 and 2011. For the three and nine months ended September 30, 2012, Farmer Mac recorded net losses of $0.5 million and $2.6 million, respectively, for changes in fair value of assets previously selected for the fair value option, compared to net losses of $3.3 million and $1.4 million, respectively, for the same periods ended September 30, 2011.  These changes in fair value are presented in "Losses on trading assets" in the consolidated statements of operations.

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities and guarantees and commitments as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$870,040	$870,040	$817,046	$817,046
Investment securities	2,636,328	2,636,328	2,184,490	2,184,490
Farmer Mac Guaranteed Securities	4,648,507	4,648,507	4,289,272	4,289,272
USDA Guaranteed Securities	1,590,628	1,590,628	1,491,905	1,491,905
Loans	2,589,006	2,549,535	2,971,187	2,894,156
Financial derivatives	36,190	36,190	40,250	40,250
Guarantee and commitment fees receivable:
LTSPCs	23,769	18,461	22,802	15,886
Farmer Mac Guaranteed Securities	20,731	19,279	17,960	15,498
Financial liabilities:
Notes payable:
Due within one year	6,775,228	6,775,226	6,091,573	6,087,879
Due after one year	4,898,122	4,700,680	4,288,670	4,104,882
Debt securities of consolidated trusts held by third parties	170,462	163,909	726,826	701,583
Financial derivatives	164,949	164,949	160,024	160,024
Guarantee and commitment obligations:
LTSPCs	22,947	17,639	22,047	15,131
Farmer Mac Guaranteed Securities	18,206	16,754	14,771	12,309

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

The financial information presented below reflects the accounts of Farmer Mac and its subsidiaries on a consolidated basis.  Accordingly, the core earnings for Farmer Mac's reportable operating segments will differ from the stand-alone financial statements of Farmer Mac's subsidiaries.  These differences will be due to various factors, including the reversal of unrealized gains and losses related to fair value changes of trading assets and financial derivatives, as well as the allocation of certain expenses such as dividends and interest expense related to the issuance of capital and the incurrence of indebtedness managed at the corporate level.  The allocation of general and administrative expenses that are not directly attributable to an operating segment may also result in differences.  The assets of Farmer Mac's subsidiary, Farmer Mac II LLC, will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.  As of September 30, 2012, Farmer Mac II LLC held assets with a fair value of $1.6 billion, had debt outstanding of $293.0 million, had preferred stock outstanding with a liquidation preference of $250.0 million, and had $1.0 billion of common stock outstanding held by Farmer Mac.

The following tables present core earnings for Farmer Mac's reportable operating segments and a reconciliation to GAAP net (loss)/income for the three and nine months ended September 30, 2012 and 2011:

Core Earnings by Business Segment
For the Three Months Ended September 30, 2012
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Reconciling Adjustments		GAAP Amounts
	(in thousands)
Interest income (1)	$28,887	$14,299	$15,401	$6,437	$(1,214)		$63,810
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(190)	—	—	—	190		—
Interest expense (2)	(11,858)	(11,469)	(12,292)	(1,959)	4,130		(33,448)
Net effective spread	16,839	2,830	3,109	4,478	3,106		30,362
Guarantee and commitment fees	5,551	38	1,002	—	(190)		6,401
Other income/(expense) (3)	519	251	300	(699)	1,692		2,063
Non-interest income/(loss)	6,070	289	1,302	(699)	1,502		8,464

Release of loan losses	(137)	—	—	—	—		(137)

Provision for losses	43	—	—	—	—		43
Other non-interest expense	(3,582)	(757)	(1,368)	(2,084)	—		(7,791)
Non-interest expense (4)	(3,539)	(757)	(1,368)	(2,084)	—		(7,748)
Core earnings before income taxes	19,233	2,362	3,043	1,695	4,608	(5)	30,941
Income tax (expense)/benefit	(6,731)	(827)	(1,065)	1,941	(1,612)		(8,294)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	12,502	1,535	1,978	3,636	2,996	(5)	22,647
Preferred stock dividends	—	—	—	(719)	—		(719)
Non-controlling interest - preferred stock dividends	—	—	—	(5,547)	—		(5,547)
Segment core earnings	$12,502	$1,535	$1,978	$(2,630)	$2,996	(5)	$16,381

Total assets at carrying value	$5,046,716	$1,640,940	$2,206,529	$3,608,296	$—		$12,502,481
Total on- and off-balance sheet program assets at principal balance	8,712,157	1,599,226	2,156,676	—	—		12,468,059

(1)	Includes reconciling adjustments for yield maintenance income and amortization of premiums on assets consolidated at fair value to reflect core earnings amounts.

(2)
Based on effective funding cost determined for each operating segment, including expenses related to interest rate swaps not designated as hedges, which are included in Gains/(losses) on financial derivatives and hedging activities on the GAAP financial statements.

(3)
Includes reconciling adjustments for the reclassification of yield maintenance income and expenses related to interest rate swaps not designated as hedges and fair value adjustments on financial derivatives and trading assets. Also includes a reconciling adjustment related to the recognition of deferred gains over the estimated lives of certain Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities.

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

Core Earnings by Business Segment
For the Three Months Ended September 30, 2011
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Reconciling Adjustments		GAAP Amounts
	(in thousands)
Interest income (1)	$38,949	$14,370	$13,135	$6,880	$(2,213)		$71,121
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(782)	—	—	—	782		—
Interest expense (2)	(24,625)	(11,665)	(10,089)	(3,408)	10,375		(39,412)
Net effective spread	13,542	2,705	3,046	3,472	8,944		31,709
Guarantee and commitment fees	5,562	51	1,317	—	(782)		6,148
Other income/(expense) (3)	236	26	—	(946)	(60,869)		(61,553)
Non-interest income/(loss)	5,798	77	1,317	(946)	(61,651)		(55,405)

Release of loan losses	349	—	—	—	—		349

Release of losses	452	—	—	—	—		452
Other non-interest expense	(3,891)	(710)	(1,319)	(2,082)	—		(8,002)
Non-interest expense (4)	(3,439)	(710)	(1,319)	(2,082)	—		(7,550)
Core earnings before income taxes	16,250	2,072	3,044	444	(52,707)	(5)	(30,897)
Income tax (expense)/benefit	(5,687)	(725)	(1,065)	3,161	18,447		14,131
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	10,563	1,347	1,979	3,605	(34,260)	(5)	(16,766)
Preferred stock dividends	—	—	—	(719)	—		(719)
Non-controlling interest - preferred stock dividends	—	—	—	(5,547)	—		(5,547)
Segment core earnings	$10,563	$1,347	$1,979	$(2,661)	$(34,260)	(5)	$(23,032)

Total assets at carrying value	$4,790,409	$1,483,750	$2,356,590	$2,799,758	$—		$11,430,507
Total on- and off-balance sheet program assets at principal balance	8,088,365	1,463,129	2,289,899	—	—		11,841,393

(1)	Includes reconciling adjustments for yield maintenance income and amortization of premiums on assets consolidated at fair value to reflect core earnings amounts.

(2)
Based on effective funding cost determined for each operating segment, including expenses related to interest rate swaps, which are included in Gains/(losses) on financial derivatives and hedging activities on the GAAP financial statements.

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

Core Earnings by Business Segment
For the Nine Months Ended September 30, 2012
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Reconciling Adjustments		GAAP Amounts
	(in thousands)
Interest income (1)	$103,328	$42,811	$48,223	$18,693	$(4,536)		$208,519
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(1,463)	—	—	—	1,463		—
Interest expense (2)	(53,403)	(34,425)	(38,931)	(4,736)	22,163		(109,332)
Net effective spread	48,462	8,386	9,292	13,957	19,090		99,187
Guarantee and commitment fees	16,340	126	3,392	—	(1,463)		18,395
Other income/(expense) (3)	1,470	525	301	(1,939)	(23,391)		(23,034)
Non-interest income/(loss)	17,810	651	3,693	(1,939)	(24,854)		(4,639)

Release of loan losses	663	—	—	—	—		663

Provision for losses	(1,381)	—	—	—	—		(1,381)
Other non-interest expense	(10,650)	(2,265)	(4,135)	(6,368)	—		(23,418)
Non-interest expense (4)	(12,031)	(2,265)	(4,135)	(6,368)	—		(24,799)
Core earnings before income taxes	54,904	6,772	8,850	5,650	(5,764)	(5)	70,412
Income tax (expense)/benefit	(19,216)	(2,371)	(3,097)	5,347	2,018		(17,319)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	35,688	4,401	5,753	10,997	(3,746)	(5)	53,093
Preferred stock dividends	—	—	—	(2,159)	—		(2,159)
Non-controlling interest - preferred stock dividends	—	—	—	(16,641)	—		(16,641)
Segment core earnings	$35,688	$4,401	$5,753	$(7,803)	$(3,746)	(5)	$34,293

Total assets at carrying value	$5,046,716	$1,640,940	$2,206,529	$3,608,296	$—		$12,502,481
Total on- and off-balance sheet program assets at principal balance	8,712,157	1,599,226	2,156,676	—	—		12,468,059

(1)	Includes reconciling adjustments for yield maintenance income and amortization of premiums on assets consolidated at fair value to reflect core earnings amounts.

(2)
Based on effective funding cost determined for each operating segment, including expenses related to interest rate swaps not designated as hedges, which are included in Gains/(losses) on financial derivatives and hedging activities on the GAAP financial statements.

(3)
Includes reconciling adjustments for the reclassification of yield maintenance income and expenses related to interest rate swaps not designated as hedges and fair value adjustments on financial derivatives and trading assets. Also includes a reconciling adjustment related to the recognition of deferred gains over the estimated lives of certain Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities.

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

Core Earnings by Business Segment
For the Nine Months Ended September 30, 2011
	Farmer Mac I	Farmer Mac II	Rural Utilities	Corporate	Reconciling Adjustments		GAAP Amounts
	(in thousands)
Interest income (1)	$105,583	$42,080	$39,928	$21,100	$(6,646)		$202,045
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(2,495)	—	—	—	2,495		—
Interest expense (2)	(67,301)	(33,984)	(30,793)	(10,722)	28,695		(114,105)
Net effective spread	35,787	8,096	9,135	10,378	24,544		87,940
Guarantee and commitment fees	17,151	154	4,045	—	(2,495)		18,855
Other income/(expense) (3)	2,459	131	—	(1,686)	(68,002)		(67,098)
Non-interest income/(loss)	19,610	285	4,045	(1,686)	(70,497)		(48,243)

Provision for loan losses	(1,092)	—	—	—	—		(1,092)

Release of losses	3,321	—	—	—	—		3,321
Other non-interest expense	(12,651)	(2,085)	(3,698)	(6,306)	—		(24,740)
Non-interest expense (4)	(9,330)	(2,085)	(3,698)	(6,306)	—		(21,419)
Core earnings before income taxes	44,975	6,296	9,482	2,386	(45,953)	(5)	17,186
Income tax (expense)/benefit	(15,741)	(2,203)	(3,319)	7,255	16,083		2,075
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	29,234	4,093	6,163	9,641	(29,870)	(5)	19,261
Preferred stock dividends	—	—	—	(2,159)	—		(2,159)
Non-controlling interest - preferred stock dividends	—	—	—	(16,641)	—		(16,641)
Segment core earnings	$29,234	$4,093	$6,163	$(9,159)	$(29,870)	(5)	$461

Total assets at carrying value	$4,790,409	$1,483,750	$2,356,590	$2,799,758	$—		$11,430,507
Total on- and off-balance sheet program assets at principal balance	8,088,365	1,463,129	2,289,899	—	—		11,841,393

(1)	Includes reconciling adjustments for yield maintenance income and amortization of premiums on assets consolidated at fair value to reflect core earnings amounts.

(2)
Based on effective funding cost determined for each operating segment, including expenses related to interest rate swaps, which are included in Gains/(losses) on financial derivatives and hedging activities on the GAAP financial statements.

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

•
legislative or regulatory developments that could affect Farmer Mac, including but not limited to developments in relation to agricultural policies and programs contained in the 2008 Farm Bill, many of which expired this year;

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

Overview

Farmer Mac added $841.5 million of new program volume during third quarter 2012, which raised the aggregate outstanding amount of program volume to a record level $12.5 billion as of September 30, 2012. Farmer Mac's GAAP net income attributable to common stockholders for third quarter 2012 was $16.4 million, compared to net losses of $4.3 million and $23.0 million for second quarter 2012 and third quarter 2011, respectively.  The increase in Farmer Mac's GAAP net income compared to the previous quarter and prior year quarter was almost entirely attributable to the effects of fair value changes of its financial derivatives. Because Farmer Mac's financial derivatives were not designated in hedge relationships for accounting purposes prior to third quarter 2012, changes in the fair values of these instruments were recorded in earnings, without offsetting fair value adjustments on the corresponding hedged items. As a result, movements in long-term interest rates have historically created significant volatility in Farmer Mac's periodic GAAP earnings due to changes in the fair values of financial derivatives.

Beginning in third quarter 2012, Farmer Mac designated $950.0 million notional amount of interest rate swaps in fair value hedge relationships. Accordingly, Farmer Mac recorded in earnings offsetting fair value adjustments on the hedged items attributable to the risk being hedged. For third quarter 2012, Farmer Mac recorded unrealized fair value gains of $5.3 million on its financial derivatives and hedging activities. This compares to unrealized fair value losses of $21.6 million for second quarter 2012 and $55.2 million for third quarter 2011. Because Farmer Mac expects its fair value hedge relationships to remain highly effective through maturity, a substantial portion of the volatility caused from changes in the fair values of financial derivatives is expected to be eliminated in future periods.

Farmer Mac's non-GAAP core earnings for third quarter 2012 were $13.4 million, up from $12.9 million in second quarter 2012 and $11.2 million in third quarter 2011. Core earnings for third quarter 2012 benefited from higher net effective spread of $27.3 million (95 basis points), compared to $27.2 million (99 basis points) in second quarter 2012 and $22.8 million (93 basis points) in third quarter 2011. This higher net effective spread was partially offset by net provisions to the allowance for losses of $0.1 million and $0.2 million in third quarter 2012 and second quarter 2012, respectively, compared to net releases of $0.8 million for third quarter 2011.

Farmer Mac uses core earnings to measure corporate economic performance and develop financial plans because, in management's view, core earnings is a useful alternative measure in understanding Farmer Mac's economic performance, transaction economics and business trends.  Core earnings differs from GAAP net income by excluding the effects of fair value accounting guidance, which are not expected to have a permanent effect on capital. Core earnings also differs from GAAP net income by excluding specified infrequent or unusual transactions that Farmer Mac believes are not indicative of future operating results and that may not reflect the trends and economic financial performance of the Corporation's core business. This non-GAAP financial measure may not be comparable to similarly labeled non-GAAP financial measures disclosed by other companies. Farmer Mac's disclosure of this non-GAAP measure is not intended to replace GAAP information but, rather, to supplement it. Further discussion of Farmer Mac's financial results and a reconciliation of Farmer Mac's GAAP net income/(loss) attributable to common stockholders to core earnings is presented in "—Results of Operations."

Farmer Mac's agricultural and rural utilities portfolios continued to perform well during third quarter 2012. Historically, from quarter to quarter, Farmer Mac's 90‑day delinquencies have fluctuated, both in dollars and as a percentage of the outstanding portfolio, with higher levels likely at the end of the first and third quarters of each year corresponding to the annual (January 1st) and semi-annual (January 1st and July 1st) payment characteristics of most Farmer Mac I loans. As of September 30, 2012, Farmer Mac's 90-day delinquencies were $40.8 million (0.93 percent of the non-AgVantage Farmer Mac I portfolio), uncharacteristically lower than $47.0 million (1.07 percent) as of June 30, 2012, and down from $44.8 million (1.02 percent) as of September 30, 2011.

This year's drought conditions in the Midwest and Great Plains have caused significant deterioration in the yields of feed grains and the quality and availability of adequate grazing land. The reduced size of the crop has resulted in prices well beyond what was forecast early in the year and at levels that in many cases compensate for the yield shortfall in terms of overall farm receipts. However, higher feed grain prices are expected to affect the profitability of agricultural industries that rely on these commodities as an input to production, including ethanol, dairy, and livestock producers. Although the drought has had no measurable impact on the credit quality of Farmer Mac's portfolio as of September 30, 2012, Farmer Mac will continue to monitor closely the effects of the drought. Farmer Mac believes that it generally remains well collateralized on its exposures in drought areas and that there are no additional probable losses inherent in the portfolio as of September 30, 2012 due to the drought conditions. See "—Outlook" for further discussion about the expected effects of the drought on Farmer Mac's portfolio.

When analyzing the overall risk profile of its program business, Farmer Mac takes into account more than the Farmer Mac I agricultural loan delinquency percentages. The total program business includes AgVantage securities and rural utilities loans, neither of which had any delinquencies as of September 30, 2012, and the USDA Guaranteed Securities and USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities, which are backed by the full faith and credit of the United States. Across Farmer Mac's entire program business, 90-day delinquencies represented 0.33 percent of the total program business as of September 30, 2012, compared to 0.38 percent as of June 30, 2012 and September 30, 2011.

Farmer Mac remains well-positioned to meet the needs of future business opportunities. As of September 30, 2012, Farmer Mac's core capital of $508.5 million exceeded its minimum capital requirement of $368.4 million by $140.1 million. See "—Outlook" for further discussion about the opportunities that Farmer Mac foresees for future business growth.

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

Results of Operations

Farmer Mac's GAAP net income attributable to common stockholders for third quarter 2012 was $16.4 million or $1.49 per diluted common share, compared to a net loss of $23.0 million or $2.22 per diluted common share for third quarter 2011. For the nine months ended September 30, 2012, Farmer Mac's GAAP net income attributable to common stockholders was $34.3 million or $3.12 per diluted common share, compared to $0.5 million or $0.04 per diluted common share for the nine months ended September 30, 2011. Farmer Mac's non-GAAP core earnings were $13.4 million or $1.22 per diluted common share in third quarter 2012, compared to $11.2 million or $1.04 per diluted common share in third quarter 2011.  For the nine months ended September 30, 2012 and 2011, Farmer Mac's non-GAAP core earnings were $38.0 million or $3.47 per diluted share and $30.3 million or $2.83 per diluted share, respectively.

The adjustments required to reconcile from GAAP net income/(loss) attributable to common stockholders to Farmer Mac's core earnings are related principally to the effects of fair value accounting guidance that cause volatility in periodic GAAP earnings but are not expected to have a cumulative net impact on GAAP earnings if the financial instruments are held to maturity, as is generally expected. Adjustments are also made to exclude specified infrequent or unusual transactions that Farmer Mac believes are not indicative of future operating results and that may not reflect the trends and economic financial performance of the Corporation's core business.

A reconciliation of Farmer Mac's GAAP net income/(loss) attributable to common stockholders to core earnings is presented in the following table, and the adjustments are described in more detail below the table:

Reconciliation of GAAP Net Income/(Loss) Attributable to Common Stockholders to Core Earnings
	For the Three Months Ended
	September 30, 2012	September 30, 2011
	(in thousands, except per share amounts)
GAAP net income/(loss) attributable to common stockholders	$16,381	$(23,032)
Less the after-tax effects of:
Unrealized gains/(losses) on financial derivatives and hedging activities	3,456	(35,857)
Unrealized losses on trading assets	(286)	(2,361)
Amortization of premiums and deferred gains on assets consolidated at fair value	(873)	(1,154)
Net effects of settlements on agency forward contracts	699	(1,291)
Lower of cost or fair value adjustment on loans held for sale	—	6,403
Sub-total	2,996	(34,260)
Core earnings	$13,385	$11,228

Core earnings per share:
Basic	$1.28	$1.08
Diluted	1.22	1.04
Weighted-average shares:
Basic	10,492	10,354
Diluted	10,996	10,760

	For the Nine Months Ended
	September 30, 2012	September 30, 2011
	(in thousands, except per share amounts)
GAAP net income attributable to common stockholders	$34,293	$461
Less the after-tax effects of:
Unrealized losses on financial derivatives and hedging activities	(394)	(31,316)
Unrealized losses on trading assets	(1,578)	(230)
Amortization of premiums and deferred gains on assets consolidated at fair value	(2,732)	(1,817)
Net effects of settlements on agency forward contracts	958	(2,283)
Lower of cost or fair value adjustment on loans held for sale	—	5,776
Sub-total	(3,746)	(29,870)
Core earnings	$38,039	$30,331

Core earnings per share:
Basic	$3.64	$2.94
Diluted	3.47	2.83
Weighted-average shares:
Basic	10,442	10,328
Diluted	10,974	10,715

Fair value accounting guidance for financial derivatives requires all derivatives to be recognized as either assets or liabilities on the consolidated balance sheet and measured at fair value. Because Farmer Mac's financial derivatives were not designated in hedge relationships for accounting purposes prior to third quarter 2012, changes in the fair value of these instruments were recorded in earnings as they occurred, with no fair value adjustments on the corresponding hedged items. In an effort to mitigate volatility in GAAP earnings caused from these fair value changes, Farmer Mac previously elected the fair value option for certain investment securities and Farmer Mac Guaranteed Securities that were funded or hedged principally with financial derivatives. Farmer Mac classifies these assets as trading and measures them at fair value, with changes in fair value recorded in earnings as they occur.

Effective July 1, 2012, Farmer Mac designated $950.0 million notional amount of interest rate swaps in fair value hedge relationships. Beginning in third quarter 2012, Farmer Mac recorded in earnings offsetting fair value adjustments on the hedged items attributable to the risk being hedged. Any differences arising from fair value changes that are not offset result in hedge ineffectiveness and affect GAAP earnings. Farmer Mac excludes the after-tax effect of unrealized gains and losses resulting from changes in the fair values of financial derivatives and hedging activities from core earnings.

Farmer Mac recorded unrealized gains of $5.3 million ($3.5 million after-tax) and unrealized losses of $0.6 million ($0.4 million after-tax), respectively, for fair value changes on its financial derivatives and hedging activities for the three and nine months ended September 30, 2012, compared to unrealized losses of $55.2 million ($35.9 million after-tax) and $48.2 million ($31.3 million after-tax), respectively, for the same periods in 2011. Fair value losses on trading assets totaled $0.4 million ($0.3 million after-tax) and $2.4 million ($1.6 million after-tax), respectively, for the three and nine months ended September 30, 2012, compared to fair value losses of $3.6 million ($2.4 million after-tax) and $0.4 million ($0.2 million after-tax), respectively, for the same periods in 2011.  Changes in the fair values of financial derivatives and trading assets have historically contributed significant volatility to Farmer Mac's periodic GAAP earnings. Because Farmer Mac expects its fair value hedge relationships to remain highly effective through maturity, a substantial portion of the volatility caused from changes in the fair values of financial derivatives is expected to be eliminated in future periods. As of September 30, 2012, the cumulative fair value of after-tax losses recorded on financial derivatives was $83.7 million.  Over time, Farmer Mac will realize in earnings the net effect of the cash settlements on its interest rate swap contracts, which will on its own produce either income or expense, but is expected to generate positive net effective spread when combined with the interest received and paid on the assets and liabilities Farmer Mac holds on its balance sheet.  Any positive net effective spread would continue to build retained earnings and capital over time.

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

The after-tax net effect of the amortization of the premiums and deferred gains described above are shown as amortization of premiums and deferred gains on assets consolidated at fair value in the table above. Farmer Mac excludes these items from core earnings because they are not expected to have an economic effect on Farmer Mac's financial performance if the assets are held to maturity, as is generally expected. As of September 30, 2012, $53.9 million of these premiums were still outstanding and $2.9 million of after-tax gains remained deferred in accumulated other comprehensive income.

Farmer Mac routinely enters into forward sales contracts on the debt of other GSEs to reduce its interest rate exposure on forecasted future debt issuances. In its calculation of core earnings, Farmer Mac reverses the gains or losses resulting from the net settlement of these contracts in the period of settlement and amortizes them over the estimated lives of the associated debt issuances.  The after-tax net effect of these items is shown as net effect of settlements on agency forward contracts in the table above. Changes in the fair values of these contracts prior to net settlement are excluded from Farmer Mac's core earnings and are captured in unrealized gains/(losses) on financial derivatives and hedging activities in the table above.

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

Net Interest Income.  Net interest income for the three and nine months ended September 30, 2012 was $30.4 million and $99.2 million, respectively, compared to $31.7 million and $87.9 million, respectively, for the same periods during 2011. The increase in net interest income in the first nine months of 2012 was primarily attributable to purchases of AgVantage securities throughout 2011 and 2012 that Farmer Mac held on balance sheet. The overall net interest yield was 114 basis points for the nine months ended September 30, 2012, compared to 120 basis points for the nine months ended September 30, 2011.

The following table provides information regarding interest-earning assets and funding for the nine months ended September 30, 2012 and 2011.  The balance of non-accruing loans is included in the average balance of loans, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities presented, though the related income is accounted for on a cash basis.  Therefore, as the balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly.  The balance of consolidated loans with beneficial interests owned by third parties is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities.  The interest income and expense associated with these trusts are shown in the net effect of consolidated trusts.  The average rate earned on cash and investments reflects lower short-term market rates during the first nine months of 2012 compared to the first nine months of 2011.  The lower average rate on loans, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities during the first nine months of 2012 reflects the decline in market rates reflected in the rates on loans acquired or reset during the past year.  The lower average rate on Farmer Mac's notes payable due within one year is consistent with general trends in average short-term rates during the periods presented.  The downward trend in the average rate on notes payable due after one year reflects the retirement of older debt and the issuance of new debt at lower market rates.

	For the Nine Months Ended
	September 30, 2012			September 30, 2011
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$2,997,130	$18,693	0.83%	$2,447,032	$21,100	1.15%
Loans, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities (1)	8,099,888	173,900	2.86%	6,569,953	152,599	3.10%
Total interest-earning assets	11,097,018	192,593	2.31%	9,016,985	173,699	2.57%
Funding:
Notes payable due within one year	5,220,955	7,068	0.18%	4,019,952	6,962	0.23%
Notes payable due after one year (2)	5,403,647	87,801	2.17%	4,529,535	81,292	2.39%
Total interest-bearing liabilities (3)	10,624,602	94,869	1.19%	8,549,487	88,254	1.38%
Net non-interest-bearing funding	472,416	—		467,498	—
Total funding	11,097,018	94,869	1.14%	9,016,985	88,254	1.31%
Net interest income/yield prior to consolidation of certain trusts	11,097,018	97,724	1.17%	9,016,985	85,445	1.26%
Net effect of consolidated trusts (4)	468,825	1,463	0.42%	760,581	2,495	0.44%
Adjusted net interest income/yield	$11,565,843	$99,187	1.14%	$9,777,566	$87,940	1.20%

(1)	Excludes interest income of $15.9 million and $28.3 million in 2012 and 2011, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(2)	Includes current portion of long-term notes.

(3)	Excludes interest expense of $14.4 million and $25.8 million in 2012 and 2011, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(4)	Includes the effect of consolidated trusts with beneficial interests owned by third party investors.

The following table sets forth information regarding the changes in the components of Farmer Mac's net interest income for the periods indicated.  For each category, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume).  Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size.  The decreases in income due to changes in rate reflect the reset of variable rate investments and adjustable rate mortgages to lower rates and the acquisition of new lower-yielding investments, loans, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities, as described above.  The decreases in expense reflect the decreased cost of funding due to lower interest rates in the debt markets. The increases due to changes in volume reflect the increase in on-balance sheet assets during the first nine months of 2012 compared to the first nine months of 2011.

	For the Nine Months Ended September 30, 2012 Compared to Same Period 2011
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$(6,561)	$4,154	$(2,407)
Loans, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	(12,205)	33,506	21,301
Total	(18,766)	37,660	18,894
Expense from interest-bearing liabilities	(12,947)	19,562	6,615
Change in net interest income prior to consolidation of certain trusts (1)	$(5,819)	$18,098	$12,279

(1)	Excludes the effect of consolidated trusts with beneficial interests owned by third parties.

The net interest yield includes yield maintenance payments received upon the early payoff of certain borrowers' loans and the amortization of premiums on assets consolidated at fair value and excludes the accrual of income and expense related to the contractual amounts due on financial derivatives that are not designated in hedging relationships.  The following paragraphs describe the effects of these items on the net interest yield and the table below presents them as adjustments to reconcile to the net effective spread Farmer Mac earns on the difference between its interest-earning assets and its net funding costs, including payments for income and expense related to financial derivatives.

Farmer Mac uses interest rate swap contracts to manage its interest rate risk exposure by modifying the interest rate reset or maturity characteristics of certain assets and liabilities.  Farmer Mac historically accounted for its financial derivatives as undesignated financial derivatives, however, beginning in third quarter 2012, Farmer Mac designated $950.0 million notional amount of financial derivatives in fair value hedge relationships.  The Corporation presents the income or expense related to the contractual amounts due on undesignated financial derivatives in "Gains/(losses) on financial derivatives and hedging activities" on the consolidated statements of operations. For derivatives designated in fair value hedge relationships, the income or expense related to the contractual amounts due on the financial derivatives is included as an adjustment to the yield of the hedged item and is included in interest income. Farmer Mac includes the accrual of the contractual amounts due for undesignated financial derivatives in its calculation of net effective spread.  For the three months ended September 30, 2012, expenses related to undesignated financial derivatives were $4.1 million (14 basis points), compared to $10.4 million (42 basis points) for the three months ended September 30, 2011. For the nine months ended September 30, 2012, expenses related to undesignated financial derivatives were $22.2 million (27 basis points), compared to $28.7 million (42 basis points) for the nine months ended September 30, 2011.

Net interest income and net interest yields for the three months ended September 30, 2012 and 2011 include the benefits of yield maintenance payments of $0.5 million (2 basis points) and $0.1 million (less than one basis point), respectively. Net interest income and net interest yields for the nine months ended September 30, 2012 and 2011 include the benefits of yield maintenance payments of $0.8 million (1 basis point) and $0.7 million (1 basis point), respectively. Yield maintenance payments represent the present value of expected future interest income streams and accelerate the recognition of interest income from the related loans.  Because the timing and size of these payments vary greatly, variations do not necessarily indicate positive or negative trends to gauge future financial results.

Farmer Mac's net interest income and net interest yield for the three months ended September 30, 2012 and 2011 also include expenses of $1.7 million (6 basis points) and $2.3 million (9 basis points), respectively, related to the amortization of premiums on assets consolidated at fair value. Farmer Mac's net interest income and net interest yield for the nine months ended September 30, 2012 and 2011 also include expenses of $5.3 million (6 basis points) and $7.3 million (11 basis points), respectively, related to the amortization of premiums on assets consolidated at fair value. These premiums are being amortized into interest income over the contractual or estimated remaining lives of the underlying assets.

The following table presents the net effective spread between Farmer Mac's interest-earning assets and its net funding costs.  This spread is measured by including income or expense related to undesignated financial derivatives and excluding yield maintenance payments and the amortization of premiums on assets consolidated at fair value. New on-balance sheet program volume added during the first nine months of 2012 and throughout 2011 increased Farmer Mac's net effective spread for the three and nine months ended September 30, 2012 to $27.3 million and $80.1 million, respectively, up from $22.8 million and $63.4 million, respectively, for the same periods in 2011. The net effective spreads have remained relatively stable at 0.95 percent and 0.96 percent for the three and nine months ended September 30, 2012, respectively, compared to 0.93 percent and 0.94 percent, respectively, for the same periods in 2011. See Note 9 to the consolidated financial statements for more information regarding net effective spread for Farmer Mac's individual business segments.

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income/yield prior to consolidation of certain trusts	$30,172	1.05%	$30,927	1.26%	$97,724	1.18%	$85,445	1.26%
Expense related to undesignated financial derivatives	(4,130)	(0.14)%	(10,375)	(0.42)%	(22,163)	(0.27)%	(28,695)	(0.42)%
Yield maintenance payments	(473)	(0.02)%	(77)	—%	(784)	(0.01)%	(699)	(0.01)%
Amortization of premiums on assets consolidated at fair value	1,687	0.06%	2,290	0.09%	5,320	0.06%	7,346	0.11%
Net effective spread	$27,256	0.95%	$22,765	0.93%	$80,097	0.96%	$63,397	0.94%

Provision for and Release of Loan Losses.  During the three months ended ended September 30, 2012, Farmer Mac recorded provisions to its allowance for loan losses of $0.1 million and charge-offs of $0.4 million, respectively, compared to releases of $0.3 million and charge-offs of $5,000, respectively, for the same periods in 2011. During the nine months ended September 30, 2012, Farmer Mac recorded releases of $0.7 million and charge-offs of $0.4 million, respectively, compared to provisions of $1.1 million and charge-offs of $0.2 million, respectively, for the same periods in 2011. The releases recorded during the first nine months of 2012 were driven primarily by reductions in specific allowances for certain loans due to principal payments received and updated appraisal information and the reclassification of approximately $0.3 million from the allowance for loan losses to the reserve for losses due to the deconsolidation of certain VIEs resulting from a change in related party status.

In the first nine months of 2011, Farmer Mac purchased two defaulted loans pursuant to the terms of an LTSPC agreement. This resulted in a reclassification of $1.8 million of specific allowance, which had been recorded in 2010, from the reserve for losses to the allowance for loan losses. This reclassification was partially offset by a decline in Farmer Mac's general loan loss allowance related to its exposure to the ethanol industry. As of September 30, 2012, Farmer Mac's total allowance for loan losses was $9.1 million, compared to $10.2 million as of December 31, 2011.  See "—Risk Management—Credit Risk – Loans."

Release of and Provision for Losses.  During the three and nine months ended September 30, 2012, Farmer Mac recorded releases of losses of $43,000 and provisions for losses of $1.4 million, respectively, compared to releases of $0.5 million and $3.3 million, respectively, for the same periods in 2011. The provision for losses recorded during the first nine months of 2012 resulted primarily from an increase in a specific allowance on an ethanol loan and the reclassification of approximately $0.3 million described above. The release of losses recorded in the first nine months of 2011 primarily resulted from the reclassification of the $1.8 million specific allowance described above.  As of September 30, 2012, Farmer Mac's reserve for losses was $8.7 million, compared to $7.4 million as of December 31, 2011.  See "—Risk Management—Credit Risk – Loans."

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, were $6.4 million and $18.4 million, respectively, for the three and nine months ended September 30, 2012, compared to $6.1 million and $18.9 million, respectively, for the same periods in 2011. The decrease in guarantee and commitment fees in 2012 was primarily attributable to the maturity of a $475.0 million AgVantage security during 2011.

Gains and Losses on Financial Derivatives and Hedging Activities.  Effective July 1, 2012, Farmer Mac designated $950.0 million notional amount of interest rate swaps in fair value hedge relationships. Prior to third quarter 2012, Farmer Mac did not designate its financial derivatives in hedging relationships for accounting purposes. The net effect of unrealized and realized gains and losses on Farmer Mac's financial derivatives and hedging activities for the three and nine months ended September 30, 2012 was a net gain of $1.6 million and a net loss of $23.3 million, respectively, compared to a net loss of $68.6 million and $82.4 million, respectively, for the three and nine months ended September 30, 2011.

The components of gains and losses on financial derivatives and hedging activities for the three and nine months ended September 30, 2012 and 2011 are summarized in the following table:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands)
Fair value hedges:
Unrealized (losses)/gains due to fair value changes:
Financial derivatives	$(5,142)	$—	$(5,142)	$—
Hedged items	8,378	—	8,378	—
Gains on hedging activities	3,236	—	3,236	—
No hedge designation:
Unrealized gains/(losses) due to fair value changes	2,081	(55,204)	(3,842)	(48,184)
Realized:
Expense related to financial derivatives	(4,130)	(10,375)	(22,164)	(28,695)
Gains/(losses) due to terminations or net settlements	371	(2,988)	(564)	(5,489)
Losses on financial derivatives not designated in hedging relationships	(1,678)	(68,567)	(26,570)	(82,368)
Gains/(losses) on financial derivatives and hedging activities	$1,558	$(68,567)	$(23,334)	$(82,368)

Changes in the fair values of Farmer Mac's open derivative positions for both designated and undesignated hedges are captured in unrealized (losses)/gains due to fair value changes in the table above and are primarily the result of fluctuations in long-term interest rates. For financial derivatives designated as fair value hedges, changes in the fair values of the hedged items attributable to the hedged risk are also included in unrealized (losses)/gains due to fair value changes above. The accrual of periodic cash settlements for interest paid or received from Farmer Mac's interest rate swap contracts that are not designated in hedging relationships is shown as expense related to financial derivatives.  Payments or receipts to terminate derivative positions or net cash settle forward sales contracts on the debt of other GSEs and U.S. Treasury futures that are not designated in hedging relationships are included in losses due to terminations or net settlements.

For the three and nine months ended September 30, 2012 and 2011, Farmer Mac was a party to interest rate swap contracts with one related party, Zions First National Bank.  Farmer Mac realized expenses of $0.2 million and $0.8 million for the three and nine months ended September 30, 2012, respectively, related to these interest rate swap contracts, compared to realized expenses of $0.5 million and $1.4 million, respectively, for the same periods in 2011.

Losses on Trading Assets.  During the three and nine months ended September 30, 2012, Farmer Mac recorded unrealized losses on trading assets of $0.4 million and $2.4 million, respectively, compared to unrealized losses of $3.6 million and $0.4 million, respectively, for the same periods in 2011. Of the total unrealized losses recognized on trading assets during the three and nine months ended September 30, 2012, $0.5 million and $2.6 million, respectively, related to assets selected for the fair value option, compared to $3.3 million and $1.4 million for the same periods in 2011. Farmer Mac made no fair value option elections during the three and nine months ended September 30, 2012 and 2011.

The unrealized trading losses recorded in the first nine months of 2012 resulted primarily from the reversal of previously recorded unrealized fair value gains upon payoff or refinancing of certain fixed rate USDA Guaranteed Securities given the low interest rate environment and decreases in the fair values of USDA Guaranteed Securities due to wider spreads on mortgage securities.

Gains on Sale of Available-for-Sale Investment Securities.  During the three months ended September 30, 2012, Farmer Mac did not sell any securities from its available-for-sale investment portfolio. During the nine months ended September 30, 2012, Farmer Mac realized net gains of $28,000 from the sale of securities from its available-for-sale investment portfolio, compared to net gains of $0.1 million and $0.3 million, for the three and nine months ended September 30, 2011, respectively.

Losses and Gains on Sale of Real Estate Owned ("REO"). During the three and nine months ended September 30, 2012, Farmer Mac realized losses of $13,000 and gains of $0.2 million upon the sale of REO properties. This compares to losses of $4,000 and gains of $0.7 million, respectively, for the same periods in 2011.

Lower of Cost or Fair Value Adjustment on Loans Held for Sale.  During the three and nine months ended September 30, 2012, Farmer Mac did not record any fair value adjustments on loans held for sale, compared to unrealized gains of $9.9 million and $8.9 million, for the three and nine months ended September 30, 2011, respectively. The unrealized gains recorded during 2011 resulted from the reversal of previously recognized unrealized losses as the fair value of these loans increased above their cost amounts.

Other Income. Other income totaled $1.0 million and $2.5 million for the three and nine months ended September 30, 2012, respectively, compared to $0.7 million and $5.7 million, respectively, for the same periods in 2011. Other income for the first nine months of 2012 and 2011 included the recognition of $1.1 million and $4.6 million, respectively, of gains previously deferred in accumulated other comprehensive income related to fair value changes of certain Farmer Mac II Guaranteed Securities and USDA Guaranteed Securities contributed to Farmer Mac II LLC in 2010.

Compensation and Employee Benefits.  Compensation and employee benefits were $4.4 million and $13.4 million, respectively, for the three and nine months ended September 30, 2012, compared to $4.8 million and $14.0 million, respectively, for the same periods in 2011. The decreased level of expenses in 2012 was primarily attributable to lower employee health insurance costs resulting from a change in the type of health insurance plan offered to employees in 2012. Farmer Mac expects employee heath insurance costs to increase in 2013.

General and Administrative Expenses.  General and administrative expenses, including legal, audit and consulting fees, were $2.8 million and $8.2 million for the three and nine months ended September 30, 2012, compared to $2.5 million and $7.4 million for the same periods in 2011. The increased level of expenses during the first nine months of 2012 was primarily related to higher costs for consulting and information technology services associated with general corporate activities.

Regulatory Fees.  Regulatory fees for the three and nine months ended September 30, 2012 and 2011 were $0.6 million and $1.7 million, respectively. FCA has advised Farmer Mac that its estimated fees for the federal fiscal year ending September 30, 2013 will be $2.4 million, compared to $2.3 million for the federal fiscal year ended September 30, 2012.  After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.

REO Operating Costs. Farmer Mac recorded $0.1 million of REO operating costs for both the three and nine months ended September 30, 2012. During the three and nine months ended September 30, 2011, Farmer Mac recorded REO operating costs of $0.1 million and $0.7 million, respectively, primarily to adjust the carrying value of REO properties to net realizable value (fair value less estimated costs to sell).

Other Expense. During first quarter 2011, Farmer Mac recorded $0.9 million of expense related to the termination of an agreement with a third party that previously provided services related to loan and security administration for certain Farmer Mac I assets. Farmer Mac is currently performing those services internally and expects to continue to do so in the future. Since then, Farmer Mac incurred no comparable termination charges.

Income Tax Benefit/Expense.  For the three and nine months ended September 30, 2012, Farmer Mac recorded an income tax expense of $8.3 million and $17.3 million, respectively, compared to income tax benefit of $14.1 million and $2.1 million, respectively, for the same periods in 2011.  The income tax benefits recorded in 2011 were primarily due to a pre-tax book loss for third quarter 2011 resulting from fair value adjustments on the Corporation's financial derivatives combined with the consolidated tax benefit of the dividends declared on the Farmer Mac II LLC Preferred Stock, which is presented as "Net income attributable to non-controlling interest - preferred stock dividends" on the consolidated statements of operations on a pre-tax basis. Because of this non-controlling interest, Farmer Mac's effective tax rate varies from the statutory federal rate of 35 percent.

Business Volume.  During third quarter 2012, Farmer Mac added $841.5 million of new program volume. Specifically, Farmer Mac:

•	purchased $132.9 million of newly originated Farmer Mac I eligible loans;

•	added $115.8 million of Farmer Mac I eligible loans under LTSPCs;

•	purchased $201.0 million of Farmer Mac I AgVantage securities;

•	purchased $26.8 million of loans under the Rural Utilities program;

•	purchased $250.0 million of Rural Utilities AgVantage securities; and

•	purchased $115.0 million of Farmer Mac II USDA-guaranteed portions.

Farmer Mac's outstanding program volume was $12.5 billion as of September 30, 2012, an increase of $554.8 million from December 31, 2011, as new volume exceeded maturities and principal paydowns on existing program assets. The new program volume in the first nine months of 2012 included $600.0 million of AgVantage securities with maturities between two and five years purchased from Rabo Agrifinance Inc., and $250.0 million of Rural Utilities AgVantage securities with an original term-to-maturity of 13 months purchased from CFC. Principal paydowns and maturities in the first nine months of 2012 included $495.7 million related to Rural Utilities AgVantage securities.

The following table sets forth Farmer Mac I, Farmer Mac II and Rural Utilities loan purchase, LTSPC and guarantee activities for newly originated and current seasoned loans during the periods indicated:

Farmer Mac Loan Purchases, Guarantees and LTSPCs
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands)
Farmer Mac I:
Loans	$132,882	$68,201	$388,791	$397,030
LTSPCs	115,757	266,906	365,852	374,306
Farmer Mac Guaranteed Securities - AgVantage	201,000	1,001,500	601,000	1,801,500
Farmer Mac II:
USDA Guaranteed Securities	114,974	85,787	376,985	300,311
Farmer Mac Guaranteed Securities	—	1,264	5,327	3,268
Rural Utilities:
Loans	26,843	32,387	109,479	148,782
Farmer Mac Guaranteed Securities - AgVantage	250,000	—	250,000	2,796
Total purchases, guarantees and commitments	$841,456	$1,456,045	$2,097,434	$3,027,993

The following table presents the outstanding principal balance of loans held, loans underlying LTSPCs and on- and off-balance sheet Farmer Mac Guaranteed Securities and USDA Guaranteed Securities as of September 30, 2012 and December 31, 2011:

Outstanding Balance of Loans, Loans Underlying Farmer Mac
Guaranteed Securities and LTSPCs, and USDA Guaranteed Securities
	September 30, 2012	December 31, 2011
	(in thousands)
On-balance sheet:
Farmer Mac I:
Loans	$1,382,273	$1,251,370
Loans held in trusts:
Beneficial interests owned by Farmer Mac	40	181
Beneficial interests owned by third party investors	163,088	696,554
Farmer Mac Guaranteed Securities - AgVantage	3,339,200	2,741,000
Farmer Mac II:
USDA Guaranteed Securities	1,536,974	1,435,679
Farmer Mac Guaranteed Securities	28,957	35,410
Rural Utilities:
Loans	606,459	529,227
Loans held in trusts:
Beneficial interests owned by Farmer Mac	368,848	386,800
Farmer Mac Guaranteed Securities - AgVantage	1,165,100	1,410,800
Total on-balance sheet	$8,590,939	$8,487,021
Off-balance sheet:
Farmer Mac I:
Farmer Mac Guaranteed Securities - AgVantage	$970,000	$970,000
LTSPCs	1,881,836	1,776,051
Farmer Mac Guaranteed Securities	975,720	621,871
Farmer Mac II:
Farmer Mac Guaranteed Securities	33,295	42,088
Rural Utilities:
Farmer Mac Guaranteed Securities - AgVantage	16,269	16,271
Total off-balance sheet	$3,877,120	$3,426,281
Total	$12,468,059	$11,913,302

Of the $12.5 billion outstanding principal balance of volume included in Farmer Mac's three programs as of September 30, 2012, $5.5 billion were Farmer Mac Guaranteed Securities structured as AgVantage securities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Unlike business volume in the form of purchased loans, USDA Guaranteed Securities, and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, the Farmer Mac Guaranteed Securities structured as AgVantage securities do not pay down principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due.

The following table summarizes by maturity date the outstanding principal amount of both on- and off-balance sheet AgVantage securities as of September 30, 2012:

AgVantage Balances by Year of Maturity
As of
September 30, 2012
(in thousands)
2013	658,250
2014	1,060,900
2015	650,250
2016	1,252,000
2017	1,250,500
Thereafter (1)	618,669
Total	$5,490,569

(1) Includes various maturities ranging from 2018 to 2024.

The weighted-average remaining maturity of the outstanding $5.5 billion of AgVantage securities shown in the table above was 3.5 years as of September 30, 2012.  As a general matter, if the issuer of a maturing AgVantage security does not issue new AgVantage securities to replace the maturing securities, and Farmer Mac does not find alternate sources of business volume, the Corporation's income could be adversely affected. However, the income effect of future maturing AgVantage securities, particularly off-balance sheet transactions, may not be material and will likely not be proportional to the amount of any resulting decrease in business volume. The Corporation's income could also be adversely affected if the net interest margin earned by Farmer Mac on new AgVantage securities that replace maturing AgVantage securities is lower than the margin earned on the maturing securities, as was the case in the CFC transaction completed in third quarter 2012.

The weighted-average age of the Farmer Mac I newly originated and current seasoned loans purchased during third quarter 2012 and 2011 was two months and four months, respectively. The third quarter 2012 and 2011 purchases had a weighted-average remaining term to maturity of 16.7 years and 15.7 years, respectively. Of the Farmer Mac I newly originated and current seasoned loans purchased during third quarter 2012 and 2011, 65 percent and 79 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity.

As part of fulfilling its guarantee obligations for Farmer Mac I Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90 days delinquent or in material non-monetary default at the time of purchase, out of the loan pools underlying those securities and LTSPCs, and records the purchased loans as such on its balance sheet.  The purchase price for defaulted loans purchased out of Farmer Mac I Guaranteed Securities is the current outstanding principal balance of the loan plus accrued and unpaid interest.  The purchase price for defaulted loans purchased under an LTSPC is the then-current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loans payable out of any future loan payments or liquidation proceeds as received.  The purchase price of a defaulted loan is not an indicator of the expected loss on that loan; many other factors affect expected loss, if any, on loans so purchased. The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during third quarter 2012 and 2011 was 4.7 years and 9.9 years, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk - Loans" in the

Corporation's Annual Report on Form 10‑K for the year ended December 31, 2011 filed with the SEC on March 15, 2012.

The following table presents Farmer Mac's purchases of newly originated and current seasoned loans under the Farmer Mac I program and purchases of defaulted loans underlying Farmer Mac I Guaranteed Securities and LTSPCs for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands)
Farmer Mac I newly originated and current seasoned loan purchases	$132,882	$68,201	$388,791	$397,030
Defaulted loans purchased underlying Farmer Mac I Guaranteed Securities owned by third party investors	6,742	2,921	8,069	7,292
Defaulted loans purchased underlying LTSPCs	432	—	2,962	13,974
Total loan purchases	$140,056	$71,122	$399,822	$418,296

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

The assets of Farmer Mac II LLC will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.  As of September 30, 2012, Farmer Mac II LLC held assets with a fair value of $1.6 billion, had debt outstanding of $293.0 million, had preferred stock outstanding with a liquidation preference of $250.0 million, and had $1.0 billion of common stock outstanding held by Farmer Mac. For more information about the formation and operations of Farmer Mac II LLC and the features of the preferred stock issued by Farmer Mac II LLC in January 2010, see Notes 7 and 9 to the consolidated financial statements.

Outlook

Farmer Mac continues to provide a source of liquidity, capital, and risk management tools to help lenders meet the borrowing needs of their customers, and continues to be well-positioned for future business opportunities. While the pace of Farmer Mac's growth will be dictated by the capital and liquidity demands of lenders and their commodity concentrations, Farmer Mac foresees opportunities for continued growth in both the agricultural and rural utilities segments of its business.

Agricultural Sector: The agricultural sector includes many diverse industries that respond in different ways to changes in economic conditions. Those individual industries often are affected differently, sometimes positively and sometimes negatively, by prevailing economic and weather conditions. This results in cycles where one or more industries may be under stress at the same time that others are not. In addition, producers that rely on non-farm sources of income as a significant percentage of overall income may experience stress associated with weakness in the general economy.

These industries are also affected by commodity inventories and their associated market prices, which can vary largely as a result of weather patterns and harvest conditions. The agricultural sector has remained profitable across a variety of industries through the first nine months of 2012, but the extremely high temperatures and drought that areas of the Midwest and Great Plains experienced this past summer generated concerns of substantial yield reductions in the grain crop. Although the drought has been widespread, factors such as a producer's specific location, soil makeup, and irrigation and cultural practices, including seed genetics used, have resulted in great variability in crop yields.

The drought has had no measurable impact on the credit quality of Farmer Mac's portfolio as of the end of third quarter 2012. In general, Farmer Mac does not expect the drought to have a significant negative effect on grain producers because the majority use risk management strategies such as crop insurance to reduce the impact of these situations. Many grain producers also entered this period of drought in a position of financial strength after a period of high profitability and, to the extent that they have a harvestable crop, they may also benefit from the increased grain prices attributable to the reduced grain supply resulting from the drought. However, these increased grain prices may adversely affect the profitability of producers in many industries, including livestock, dairy, and ethanol producers that have already experienced stress over the past few years and face yet another period of high production costs and reduced incomes. Farmer Mac believes that it generally remains well collateralized on its exposures in drought areas, due in part to the appreciation in land values in those areas over the last several years, and will continue to monitor closely the effects of drought on its portfolio.

Agricultural land values that have increased over the past several years have remained elevated. Concern over the sustainability of current land values is mitigated somewhat by the amount of cash used to make purchases and the consideration that a majority of agricultural land purchases have been made by producers rather than investors. Farmer Mac continues to closely monitor sector profitability and agricultural land value trends to tailor underwriting practices to changing conditions. For example, in response to the recent increases in land values, during third quarter 2012 Farmer Mac adopted more conservative underwriting standards for loans in designated states in the upper Midwest by decreasing the maximum loan-to-value ratio ("LTV") from 70 percent to 60 percent for those loans. Furthermore, although Farmer Mac underwrites loans with an emphasis on the borrower's repayment capacity, it is noteworthy that the weighted average original LTV (based on original appraised value that has not been indexed to provide a current market value) for non-AgVantage Farmer Mac I loans was approximately 53 percent and 52 percent as of September 30, 2012 and December 31, 2011, respectively.

Farmer Mac also continues to monitor the establishment and evolution of legislation and regulations that affect farmers, ranchers, and rural lenders. Many existing federal agricultural policies contained in the 2008 Farm Bill, including policies affecting crop subsidies, availability of crop insurance, and other aspects of agricultural production, expired in September of this year. These policies and others have been the subject of recent political debate within the context of proposals to replace the 2008 Farm Bill.  Although various legislative initiatives have been introduced in Congress to modify or extend the policies contained in the 2008 Farm Bill, Congress has not yet passed any such legislation. Farmer Mac will continue to closely monitor these developments.

Farmer Mac has recently observed increased demand for its longer-term, fixed-rate loan products in the agricultural segment of its portfolio. Farmer Mac believes that the trend toward longer-term mortgage financing by farmland owners will continue and that demand for Farmer Mac's secondary market tools will also increase as rural lenders make more loans and adapt to the changing regulatory environment, which could require more liquidity and capital.

Renewable Energy Sector: Farmer Mac's support of the renewable energy sector is centered in ethanol production, an industry that continues to experience narrow or uneven profit margins in many cases due to a variety of factors. Government support for this industry in the form of an excise tax credit and an import tariff expired in 2011. In anticipation of this expiration, many ethanol blenders established large inventories of ethanol in late 2011, creating downward pressure on ethanol prices. Oversupply, combined with reduced demand for gasoline, has resulted in narrow margins for the ethanol industry this year. As a result, many ethanol plants have curtailed production or shut down to minimize operating losses. The escalation in corn prices from the drought has placed additional pressure on profit margins as operators have experienced increased input costs, and has also increased political pressure on legislators to reduce or eliminate the Renewable Fuel Standard, which currently mandates targeted use of fuel from renewable sources. While a reduction or elimination of the Renewable Fuel Standard is not expected, any such change would have an adverse effect on demand for ethanol. Variability in consumer demand for gasoline has also had periodic negative effects on the demand for ethanol as a blending agent. On the other hand, many producers have begun installing and utilizing corn oil extraction technologies in their plants in an effort to increase profitability. Nonetheless, profit margins at the ethanol production level will likely remain narrow for the foreseeable future, and it is likely that the trend of ethanol plants operating at less than full capacity will continue. Although the ethanol loans in Farmer Mac's portfolio has decreased in recent years both in dollar amount ($153.5 million as of September 30, 2012) and as a percentage of its overall portfolio volume (3.5 percent of the non-AgVantage Farmer Mac I portfolio as of September 30, 2012), Farmer Mac continues to monitor developments in the ethanol industry and evaluate their potential impact on the overall performance of Farmer Mac's portfolio. Other than $14.8 million of undisbursed commitments on existing ethanol loans, Farmer Mac does not expect to add additional ethanol loans to its portfolio.

Rural Utilities Industry: The demand of the rural utilities industry for capital and financing tends to follow the state of the general economy. Continued weakness in the general economy has reduced the demand for rural electric power and, consequently, the need for rural utilities cooperatives to expand. This lower demand within the industry is the primary reason for the lack of growth in Farmer Mac's rural utilities portfolio over the past few years. However, many domestic economic indicators have improved recently, and Farmer Mac and industry sources expect that demand for rural utilities loans will increase as the economy strengthens.

Farmer Mac believes that the rural utilities industry will have significant needs for financing over the course of the next decade, as capital will be needed for growth and modernization such as transmission and distribution system improvements and demand-side management. In addition, the industry will also require capital to comply with any future public policy initiatives such as environmental regulations and clean energy initiatives. For example, in response to low natural gas fuel costs, many power generators are building environmentally cleaner natural gas-fired generating projects to replace their aging coal-fired plants.

Any increase in rural utilities cooperatives' demand for loans could result in increased business volume for Farmer Mac in that segment of its portfolio.

Balance Sheet Review

Assets.  Total assets as of September 30, 2012 were $12.5 billion, compared to $11.9 billion as of December 31, 2011.  The increase in total assets was driven by higher levels of non-program assets held for liquidity purposes and purchases of AgVantage securities during 2012 that were retained on balance sheet, offset partially by the deconsolidation of $460.3 million unpaid principal balance of Farmer Mac Guaranteed Securities held by a third party, previously reported as loans held for investment in consolidated trusts, that was no longer a related party during second quarter 2012.

As of September 30, 2012, Farmer Mac had $870.0 million of cash and cash equivalents and $2.6 billion of investment securities, compared to $817.0 million of cash and cash equivalents and $2.2 billion of investment securities as of December 31, 2011.  As of September 30, 2012, Farmer Mac had, $4.6 billion of Farmer Mac Guaranteed Securities, $1.6 billion of USDA Guaranteed Securities and $2.5 billion of loans, net of allowance. This compares to, $4.3 billion of Farmer Mac Guaranteed Securities, $1.5 billion of USDA Guaranteed Securities and $2.9 billion of loans, net of allowance, as of December 31, 2011.

Liabilities.  Total liabilities increased to $11.9 billion as of September 30, 2012 from $11.3 billion as of December 31, 2011.  The increase in liabilities was due to an increase in notes payable used to purchase program and non-program assets, offset partially by a decrease in debt securities of consolidated trusts held by a third party of $460.3 million that were deconsolidated in second quarter 2012 because the third party was no longer a related party.

Equity.  As of September 30, 2012, Farmer Mac had total equity of $600.3 million comprised of stockholders' equity of $358.4 million and non-controlling interest – preferred stock of $241.9 million.  As of December 31, 2011 Farmer Mac had total equity of $554.5 million comprised of stockholders' equity of $312.6 million and non-controlling interest – preferred stock of $241.9 million.  The increase in total equity during the first nine months of 2012 was the result of increased retained earnings and accumulated other comprehensive income driven by increases in the fair values of securities designated as available-for-sale.

Regulatory Capital Compliance.  Farmer Mac was in compliance with its statutory minimum capital requirement and its risk-based capital standard as of September 30, 2012.  Farmer Mac is required to hold capital at the higher of its statutory minimum capital requirement and the amount required by its risk-based capital stress test.  As of September 30, 2012, Farmer Mac's core capital totaled $508.5 million and exceeded its statutory minimum capital requirement of $368.4 million by $140.1 million.  As of December 31, 2011, Farmer Mac's core capital totaled $475.2 million and exceeded its statutory minimum capital requirement of $348.7 million by $126.5 million.  As of September 30, 2012, Farmer Mac's risk-based capital stress test generated a risk-based capital requirement of $42.0 million.  Farmer Mac's regulatory capital of $526.3 million exceeded that amount by approximately $484.3 million.  Accumulated other comprehensive income is not a component of Farmer Mac's core capital or regulatory capital.

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

Farmer Mac generally assumes 100 percent of the credit risk on loans held and loans underlying Farmer Mac I Guaranteed Securities, LTSPCs and Farmer Mac Guaranteed Securities – Rural Utilities. Farmer Mac has direct credit exposure to loans in non-AgVantage transactions and indirect credit exposure to loans that secure AgVantage transactions, which involve a general obligation of a lender secured by qualified loans.  The credit exposure of Farmer Mac and Farmer Mac II LLC on USDA-guaranteed portions is covered by the full faith and credit of the United States.  Farmer Mac believes that the Corporation and Farmer Mac II LLC have little or no credit risk exposure to USDA-guaranteed portions because of the USDA guarantee.  As of September 30, 2012, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any business under the Farmer Mac II program and does not expect that the Corporation or Farmer Mac II LLC will incur any such losses in the future.

Farmer Mac has established underwriting, collateral valuation and documentation standards (including interest rate shock tests for adjustable rate mortgages with initial reset periods of less than five years) for agricultural real estate mortgage loans and rural utilities loans. Farmer Mac believes that these standards mitigate the risk of loss from borrower defaults and provide guidance about the management, administration, and conduct of underwriting and appraisals to all participating sellers and potential sellers in its programs.  These standards were developed on the basis of industry norms for agricultural real estate mortgage loans and rural utilities loans and are designed to assess the creditworthiness of the borrower, as well as the value of the collateral securing the loan.  Farmer Mac evaluates and adjusts these standards on an ongoing basis based on current and anticipated market conditions.  For example, in mid-August 2012 Farmer Mac refined its non-AgVantage Farmer Mac I loan underwriting standards to:

•	increase the minimum ratio of current assets to current liabilities (current ratio) from 1.0 to 1.25;

•	decrease the maximum LTV from 70 percent to 60 percent for loans secured by agricultural real estate located in designated states in the upper Midwest; and

•	focus on a borrower's total debt coverage ratio for purposes of analyzing loan repayment capacity (rather than considering total debt coverage ratio in conjunction with property debt coverage ratio).

These changes were in response to economic conditions affecting agricultural producers, including volatility in revenues and concern over the sustainability of current land values in certain areas, that Farmer Mac believes may have an effect on overall borrower repayment capability. Farmer Mac believes that these refinements to its underwriting standards are consistent with practices undertaken within the agricultural credit industry in general, and does not expect these changes to have a significant impact on Farmer Mac's business volume.

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

Farmer Mac AgVantage securities are general obligations of institutions approved by Farmer Mac and are secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  As such, all AgVantage securities are secured by current loans representing at least 100 percent of the outstanding amount of the security.  As of September 30, 2012, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future. See "—Credit Risk—Institutional" for more information about Farmer Mac's credit risk on AgVantage securities.

Farmer Mac has developed different underwriting standards for rural utilities loans that depend on whether direct or indirect credit exposure is assumed on a loan and whether the borrower is an electric distribution cooperative or a generation and transmission ("G&T") cooperative. As of September 30, 2012, there were no delinquencies in Farmer Mac's portfolio of rural utilities loans, which includes rural utilities loans held and rural utilities loans underlying or securing Farmer Mac Guaranteed Securities - Rural Utilities. Farmer Mac's direct credit exposure to rural utilities loans as of September 30, 2012 was $975.3 million, of which $950.4 million were loans to electric distribution cooperatives and $24.9 million were loans to G&T cooperatives. Farmer Mac also had indirect credit exposure to the rural utilities loans securing Farmer Mac Guaranteed Securities - Rural Utilities structured as AgVantage securities, some of which were secured by loans to G&T cooperatives. For more information, see "—Credit Risk—Institutional."

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

The following table summarizes the components of Farmer Mac's allowance for losses as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(in thousands)
Allowance for loan losses	$9,050	$10,161
Reserve for losses:
Off-balance sheet Farmer Mac I Guaranteed Securities	570	364
LTSPCs	8,166	6,991
Total allowance for losses	$17,786	$17,516

The following table summarizes the changes in the components of Farmer Mac's allowance for losses for the three and nine months ended September 30, 2012 and 2011:

	September 30, 2012			September 30, 2011
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
For the Three Months Ended:
Beginning Balance	$9,361	$8,779	$18,140	$11,053	$7,443	$18,496
Provision for/(release of) losses	137	(43)	94	(349)	(452)	(801)
Charge-offs	(448)	—	(448)	(5)	—	(5)
Ending Balance	$9,050	$8,736	$17,786	$10,699	$6,991	$17,690

For the Nine Months Ended:
Beginning Balance	$10,161	$7,355	$17,516	$9,803	$10,312	$20,115
Provision for/(release of) losses	(663)	1,381	718	1,092	(3,321)	(2,229)
Charge-offs	(448)	—	(448)	(196)	—	(196)
Ending Balance	$9,050	$8,736	$17,786	$10,699	$6,991	$17,690

Farmer Mac recorded net provisions of $0.1 million and $0.7 million to the allowance for losses during the three and nine months ended September 30, 2012, respectively, compared to net releases of $0.8 million and $2.2 million for the same periods 2011, respectively. Farmer Mac recorded charge-offs of $0.4 million during the three and nine months ended September 30, 2012. During the three and nine months ended September 30, 2011, Farmer Mac recorded charge-offs of $5,000 and $0.2 million, respectively. As of September 30, 2012, Farmer Mac's allowance for losses totaled $17.8 million, or 40 basis points of the outstanding principal balance of loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities), compared to $17.5 million, or 40 basis points as of December 31, 2011.

As of September 30, 2012, Farmer Mac's 90-day delinquencies were $40.8 million (0.93 percent of the non-AgVantage Farmer Mac I portfolio), compared to $44.8 million (1.02 percent of the non-AgVantage Farmer Mac I portfolio) as of September 30, 2011.  Some participants within the ethanol industry continue to experience stress, which has been exacerbated by rising corn prices due to the drought, as well as the elimination of tax and tariff support earlier this year. As of September 30, 2012, Farmer Mac had in its portfolio one ethanol facility loan that was more than 90 days delinquent and for which Farmer Mac has recorded a specific allowance.

Loans that have been restructured were insignificant and are included within the reported 90-day delinquency disclosure.  From quarter to quarter, Farmer Mac anticipates that 90-day delinquencies will fluctuate, both in dollars and as a percentage of the outstanding portfolio, with typically higher levels likely at the end of the first and third quarters of each year corresponding to the semi-annual (January 1 and July 1) payment characteristics of most Farmer Mac I loans.

When analyzing the overall risk profile of its program business, Farmer Mac takes into account more than the Farmer Mac I agricultural loan delinquency percentages provided above. The total program business includes AgVantage securities and rural utilities loans, neither of which have any delinquencies, and the USDA Guaranteed Securities and USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities, which are backed by the full faith and credit of the United States. Across Farmer Mac's entire program business, 90-day delinquencies represented 0.33 percent of total program business as of September 30, 2012, compared to 0.38 percent as of June 30, 2012 and 0.38 percent as of September 30, 2011.

As of September 30, 2012, Farmer Mac's ethanol exposure, which includes loans held and loans subject to LTSPCs, was $153.5 million (3.5 percent of the non-AgVantage Farmer Mac I portfolio) on 27 different plants, with an additional $14.8 million of undisbursed commitments.  Other than the undisbursed commitments, Farmer Mac does not expect to add additional ethanol loans to its portfolio.

The following table presents historical information regarding Farmer Mac's 90-day delinquencies in the Farmer Mac I program compared to the principal balance of all Farmer Mac I loans held and loans underlying Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and LTSPCs:

	Outstanding Loans, Guarantees, and LTSPCs (1)	90-day Delinquencies	Percentage
	(dollars in thousands)
As of:
September 30, 2012	$4,402,957	$40,797	0.93%
June 30, 2012	4,403,212	47,026	1.07%
March 31, 2012	4,372,483	53,119	1.21%
December 31, 2011	4,349,163	40,622	0.93%
September 30, 2011	4,381,264	44,848	1.02%
June 30, 2011	4,315,987	54,633	1.27%
March 31, 2011	4,314,328	57,324	1.33%
December 31, 2010	4,304,120	70,248	1.63%
September 30, 2010	4,225,346	64,800	1.53%

(1)	Excludes loans pledged to secure AgVantage securities.

As of September 30, 2012, Farmer Mac individually analyzed $44.6 million of the $110.7 million of recorded investment in impaired loans for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values. For the remaining $66.1 million of impaired assets for which updated valuations were not available, Farmer Mac evaluated them in the aggregate in consideration of their similar risk characteristics and historical statistics. Farmer Mac recorded specific allowances of $8.0 million for undercollateralized assets as of September 30, 2012. Farmer Mac's non-specific or general allowances were $9.8 million as of September 30, 2012.
As of September 30, 2012, the weighted-average original LTV for Farmer Mac I loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) was
53 percent, and the weighted-average original LTV for all 90-day delinquencies was 57 percent.

The following table presents outstanding Farmer Mac I loans held and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) and 90-day delinquencies as of September 30, 2012 by year of origination, geographic region, commodity/collateral type, and original LTV:

Farmer Mac I 90-Day Delinquencies as of September 30, 2012
	Distribution of Outstanding Loans, Guarantees, and LTSPCs	Outstanding Loans, Guarantees, and LTSPCs (1)	90-Day Delinquencies (2)	Percentage
	(dollars in thousands)
By year of origination:
Before 2000	9%	$411,912	$1,803	0.44%
2000	2%	83,726	—	—%
2001	3%	149,818	1,628	1.09%
2002	5%	199,076	2,744	1.38%
2003	5%	226,667	2,497	1.10%
2004	6%	253,912	904	0.36%
2005	7%	326,120	561	0.17%
2006	8%	361,824	11,558	3.19%
2007	7%	315,303	16,375	5.19%
2008	8%	364,621	1,029	0.28%
2009	6%	267,403	145	0.05%
2010	10%	420,498	701	0.17%
2011	12%	516,435	852	0.16%
2012	12%	505,642	—	—%
Total	100%	$4,402,957	$40,797	0.93%
By geographic region (3):
Northwest	18%	$785,454	$6,849	0.87%
Southwest	35%	1,555,368	10,669	0.69%
Mid-North	20%	897,453	5,847	0.65%
Mid-South	12%	512,628	2,797	0.55%
Northeast	6%	273,420	1,897	0.69%
Southeast	9%	378,634	12,738	3.36%
Total	100%	$4,402,957	$40,797	0.93%
By commodity/collateral type:
Crops	45%	$1,957,295	$13,414	0.69%
Permanent plantings	19%	833,455	11,861	1.42%
Livestock	27%	1,186,477	4,899	0.41%
Part-time farm	5%	214,566	6,125	2.85%
Ag. Storage and processing (including ethanol facilities)	4%	198,106	4,498	2.27%
Other	—	13,058	—	—%
Total	100%	$4,402,957	$40,797	0.93%
By original loan-to-value ratio:
0.00% to 40.00%	25%	$1,119,814	$12,308	1.10%
40.01% to 50.00%	18%	802,204	17,112	2.13%
50.01% to 60.00%	28%	1,216,706	1,861	0.15%
60.01% to 70.00%	25%	1,097,884	4,989	0.45%
70.01% to 80.00%	3%	126,297	4,216	3.34%
80.01% to 90.00%	1%	40,052	311	0.78%
Total	100%	$4,402,957	$40,797	0.93%

(1)	Excludes loans pledged to secure AgVantage securities.

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

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Farmer Mac I loans purchased and loans underlying LTSPCs and Farmer Mac I Guaranteed Securities (excluding AgVantage securities) as of September 30, 2012 by year of origination, geographic region and commodity/collateral type.  The purpose of this information is to present information regarding losses relative to original Farmer Mac I purchases, guarantees, and commitments.

Farmer Mac I Credit Losses Relative to all Cumulative
Original Loans, Guarantees and LTSPCs as of September 30, 2012
	Cumulative Original Loans, Guarantees and LTSPCs (1)	Cumulative Net Credit Losses	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
Before 2000	$6,564,771	$8,803	0.13%
2000	780,325	2,924	0.37%
2001	1,147,379	177	0.02%
2002	1,177,522	73	0.01%
2003	990,532	58	0.01%
2004	726,802	167	0.02%
2005	878,717	(188)	(0.02)%
2006	900,667	7,722	0.86%
2007	683,002	1,643	0.24%
2008	733,669	3,236	0.44%
2009	462,127	1,517	0.33%
2010	584,521	—	—%
2011	618,737	—	—%
2012	533,092	—	—%
Total	$16,781,863	$26,132	0.16%
By geographic region (2):
Northwest	$3,173,932	$11,060	0.35%
Southwest	6,122,632	7,302	0.12%
Mid-North	2,912,657	7,051	0.24%
Mid-South	1,579,043	(358)	(0.02)%
Northeast	1,462,331	83	0.01%
Southeast	1,531,268	994	0.06%
Total	$16,781,863	$26,132	0.16%
By commodity/collateral type:
Crops	$6,984,342	$2,940	0.04%
Permanent plantings	3,627,758	9,383	0.26%
Livestock	4,378,988	3,731	0.09%
Part-time farm	1,043,616	576	0.06%
Ag. Storage and processing (including ethanol facilities) (3)	600,877	9,502	1.58%
Other	146,282	—	—%
Total	$16,781,863	$26,132	0.16%

(1)	Excludes loans pledged to secure AgVantage securities.

(2)
Geographic regions - Northwest (AK, ID, MT, ND, NE, OR, SD, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, MO, WI); Mid-South (KS, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NC, NH, NJ, NY, OH, PA, RI, TN, VA, VT, WV); and Southeast (AL, AR, FL, GA, LA, MS, SC).

(3)
Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction and, as of September 30, 2012, approximately $14.8 million of the loans were not yet disbursed by the lender.

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

Outstanding AgVantage on-balance sheet Farmer Mac I Guaranteed Securities totaled $3.3 billion and $2.7 billion as of September 30, 2012 and December 31, 2011, respectively. Farmer Mac Guaranteed Securities— Rural Utilities structured as AgVantage transactions issued by CFC and held by Farmer Mac totaled $1.2 billion and $1.4 billion as of September 30, 2012 and December 31, 2011, respectively. In addition, outstanding off-balance sheet AgVantage transactions totaled $1.0 billion as of both September 30, 2012 and December 31, 2011.

The following table provides information about the issuers of AgVantage securities, as well as the required collateralization levels for those transactions as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
Counterparty	Balance	Credit Rating	Required Collateralization	Balance	Credit Rating	Required Collateralization
	(dollars in thousands)
MetLife (1)	$2,750,000	AA-	103%	$2,750,000	AA-	103%
CFC	1,181,369	A	100%	1,427,071	A	100%
Rabo Agrifinance, Inc.	1,500,000	N/A	106%	900,000	N/A	106%
Rabobank N.A.	50,000	N/A	106%	50,000	N/A	106%
Other (2)	9,200	N/A	111% to 120%	11,000	N/A	111% to 120%
Total outstanding	$5,490,569			$5,138,071

(1)	Includes securities issued by Metropolitan Life Insurance Company and MetLife Insurance Company of Connecticut.

(2)	Consists of AgVantage securities issued by 4 different issuers as of both September 30, 2012 and December 31, 2011.

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

Credit Risk – Other Investments. As of September 30, 2012, Farmer Mac had $870.0 million of cash and cash equivalents and $2.6 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's own policies and regulations promulgated by FCA, including dollar amount, issuer concentration, and credit quality limitations. Those regulations can be found at 12 C.F.R. §§ 652.1-652.45 (the "Liquidity and Investment Regulations"). In addition to assuring that Farmer Mac maintains a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize the Corporation's exposure to financial market volatility, preserve capital, and support the Corporation's access to the debt markets.

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

FCA's Liquidity and Investment Regulations and Farmer Mac's policies also establish concentration limits, which are intended to limit exposure to any one counterparty. FCA's Liquidity and Investment Regulations limit Farmer Mac's total credit exposure to any single issuer of securities and uncollateralized financial derivatives to 25 percent of the Corporation's regulatory capital (as of September 30, 2012,
25 percent of Farmer Mac's regulatory capital was $131.6 million). This limitation is not applied to the obligations of the United States or to qualified investment funds. The limitation applied to the obligations of any GSE is 100 percent of Farmer Mac's regulatory capital. Since June 2010, Farmer Mac's policy applicable to new investments limits the Corporation's total exposure to any single issuer of securities (other than GSEs and Government Agencies) and uncollateralized financial derivatives to 5 percent of the Corporation's regulatory capital. For more information on recent and proposed changes to the Liquidity and Investment Regulations, see "—Regulatory Matters."

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

Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage and rural utilities loans reduce, but do not eliminate, prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected.  Those provisions require borrowers to make an additional payment when they prepay their loans so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid.  Those provisions create a disincentive to prepayment and compensate the Corporation for some of its interest rate risks.  As of September 30, 2012, 6 percent of the total outstanding balance of loans in the Farmer Mac I program where Farmer Mac either owned the loan or the beneficial interest in the underlying loan had yield maintenance provisions and 4 percent had other forms of prepayment protection (together covering 14 percent of all loans with fixed interest rates).  Of the Farmer Mac I new and current loans purchased in third quarter 2012, none had yield maintenance or another form of prepayment protection.  As of September 30, 2012, none of the USDA Guaranteed Securities or USDA-guaranteed portions underlying Farmer Mac II Guaranteed Securities had yield maintenance provisions; however, 9 percent contained prepayment penalties.  Of the USDA-guaranteed portions purchased in third quarter 2012, 6 percent contained various forms of prepayment penalties.  As of September 30, 2012, 65 percent of the rural utilities loans owned by Farmer Mac had yield maintenance provisions.  Of the rural utilities loans purchased in the third quarter 2012, 35 percent had yield maintenance provisions.  As of September 30, 2012, substantially all of the rural utilities loans held in trusts where Farmer Mac owned the beneficial interest in the underlying loan had yield maintenance provisions.

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

Farmer Mac's $870.0 million of cash and cash equivalents mature within three months and are funded with discount notes having similar maturities. As of September 30, 2012, $2.3 billion of the $2.6 billion of investment securities (86 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year.  Those securities are funded with effectively floating rate medium-term notes or discount notes that closely match the rate adjustment dates of the associated investments. As of September 30, 2012, Farmer Mac had outstanding discount notes of $5.7 billion, medium-term notes that mature within one year of $1.1 billion and medium-term notes that mature after one year of $4.7 billion.

An important "stress test" of Farmer Mac's exposure to long-term interest rate risk is the measurement of the sensitivity of its market value of equity ("MVE") to yield curve shocks.  MVE represents management's estimate of the present value of all future cash flows from on- and off-balance sheet assets, liabilities and financial derivatives, discounted at current interest rates and appropriate spreads.  Longer-term interest rates decreased significantly during the second and third quarters of 2012. This rate movement, coupled with increased mortgage prepayments, shortened the duration of Farmer Mac's assets relative to its liabilities resulting in a wider duration gap and increased MVE sensitivity. The early retirement of callable debt, however, has offset much of this impact. Overall interest rate sensitivity remains relatively low and at manageable levels. The following schedule summarizes the results of Farmer Mac's MVE sensitivity analysis as of September 30, 2012 and December 31, 2011 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

	Percentage Change in MVE from Base Case
Interest Rate Scenario	September 30, 2012	December 31, 2011
+300 basis points	5.8%	(1.3)%
+200 basis points	7.1%	2.3%
+100 basis points	5.4%	2.9%
-100 basis points	*	*
-200 basis points	*	*
-300 basis points	*	*

* As of the date indicated, a parallel shift of the U.S. Treasury yield curve by the number of basis points indicated produced negative interest rates for all or portions of this curve.

As of September 30, 2012, Farmer Mac's effective duration gap, another standard measure of interest rate risk that measures the difference between the sensitivities of assets compared to that of liabilities, was minus 2.0 months, compared to minus 1.5 months as of December 31, 2011.  Duration matching of assets and the corresponding liabilities helps maintain the correlation of cash flows and stabilizes portfolio earnings even when interest rates are not stable.

Farmer Mac also calculates sensitivity of net interest income ("NII") to changes in interest rates which represents a shorter-term measure of interest rate risk.  As of September 30, 2012, a parallel increase of 100 basis points would have decreased Farmer Mac's NII by 4.7 percent, while a parallel decrease of 25 basis points would have decreased NII by 7.4 percent.  Farmer Mac also measures the sensitivity of both MVE and NII to a variety of non-parallel interest rate shocks, including flattening and steepening yield curve scenarios.  As of September 30, 2012, both MVE and NII showed similar or lesser sensitivity to non-parallel shocks than to the parallel shocks.

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

As of September 30, 2012, Farmer Mac had $6.1 billion combined notional amount of interest rate swaps, with terms ranging from less than one to twenty five years, of which $1.7 billion were pay-fixed interest rate swaps, $3.8 billion were receive-fixed interest rate swaps, $0.6 billion were basis swaps.

Liquidity and Capital Resources

Farmer Mac regularly accesses the capital markets for liquidity, and Farmer Mac maintained access to the capital markets at favorable rates throughout 2012. Assuming continued access to the capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac also has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets. That plan involves borrowing through repurchase agreement arrangements and the sale of liquid assets. In accordance with the calculation prescribed by FCA regulations, Farmer Mac is required to maintain a minimum of 60 days of liquidity and targets 90 days of liquidity. In accordance with the methodology prescribed by those regulations, Farmer Mac maintained an average of 142 days of liquidity during third quarter 2012 and had 128 days of liquidity as of September 30, 2012.

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

Farmer Mac's board of directors has authorized the issuance of up to $12.0 billion of discount notes and medium-term notes (of which $11.5 billion was outstanding as of September 30, 2012), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac invests the proceeds of such issuances in loans, Farmer Mac Guaranteed Securities, and liquidity investment assets in accordance with policies established by its board of directors and subject to regulations established by FCA.

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

Farmer Mac's borrowing costs have remained at favorable levels throughout 2012. Farmer Mac may use a combination of pay-fixed interest rate swaps and receive-fixed interest rate swaps to mitigate its exposure to interest rate risk and monitors the effects of actual and potential fair value changes on its regulatory capital surplus. From time to time, Farmer Mac uses pay-fixed interest rate swaps, combined with a planned series of discount note issuances, as an alternative source of effectively fixed rate funding. While the swap market may provide favorable effectively fixed rates, interest rate swap transactions expose Farmer Mac to the risk of future variability of its own issuance spreads versus corresponding LIBOR rates. If the spreads on the Farmer Mac discount notes were to deteriorate relative to LIBOR, Farmer Mac would be exposed to a commensurate reduction on its net interest yield on the notional amount of its pay-fixed interest rate swaps and its LIBOR-based floating rate assets. Conversely, if the rates on the Farmer Mac discount notes were to improve relative to LIBOR, Farmer Mac would benefit from a commensurate increase on its net interest yield on the notional amount of its pay-fixed interest rate swaps and its LIBOR-based floating rate assets. Further, the use of pay-fixed interest rate swaps that are not designated in hedge relationships for accounting purposes subject the Corporation's regulatory capital surplus to the potential adverse effects of a reduction in the fair values of those interest rate swaps. Farmer Mac routinely enters into receive-fixed interest rate swaps that may provide some offset to the fair value movements of the pay-fixed interest rate swaps. These transactions reduce the susceptibility of Farmer Mac's regulatory capital surplus to changes in the fair values of its financial derivatives.

Farmer Mac maintains cash, cash equivalents (including U.S. Treasury bills and other short-term money market instruments) and other investment securities that can be drawn upon for liquidity needs.  The following table presents these assets as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(in thousands)
Cash and cash equivalents	$870,040	$817,046
Investment securities:
Guaranteed by U.S. Government and its agencies	1,476,844	1,125,823
Guaranteed by GSEs	761,009	700,442
Preferred stock issued by GSEs	85,859	84,878
Corporate debt securities	151,497	122,532
Asset-backed securities principally backed by Government-guaranteed student loans	161,119	150,815
Total	$3,506,368	$3,001,536

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

Farmer Mac held $60.0 million of ARCs as of September 30, 2012, compared to $60.2 million as of December 31, 2011.  As of September 30, 2012, Farmer Mac's carrying value of its ARCs was 81.0 percent of par.  The discounted carrying value reflects uncertainty regarding the ability to obtain par in the absence of any active market trading. See Note 8 for more information on the carrying value of ARCs.

Capital.  See "—Balance Sheet Review—Regulatory Capital Compliance" for more information about Farmer Mac's capital position.

Other Matters

Common Stock. For each of the first three quarters of 2012, Farmer Mac paid a quarterly dividend of $0.10 per share on all classes of its common stock. For each quarter in 2011, Farmer Mac paid a quarterly dividend of $0.05 per share on all classes of its common stock.  Farmer Mac's ability to declare and pay a dividend could be restricted if it failed to comply with regulatory capital requirements. See "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement Levels" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 15, 2012.

Preferred Stock Dividends. For each of the first three quarters of 2012 and for each quarter during 2011, Farmer Mac paid a quarterly dividend of $12.50 per share on its Series C Preferred Stock.

Non-controlling Interest. For each of the first three quarters of 2012 and for each quarter during 2011, Farmer Mac II LLC paid a quarterly dividend of $22.1875 per share on the company's preferred stock. Farmer Mac's net income attributable to non-controlling interest totaled $5.5 million and $16.6 million for the three and nine months ended September 30, 2012 and 2011. These amounts represent the dividends paid on the Farmer Mac II LLC preferred stock held by third parties. Farmer Mac's income tax expense is determined based on income before income taxes less the amount of these dividends.

Change in Management. On October 3, 2012, Farmer Mac's Board of Directors appointed Timothy L. Buzby as President and Chief Executive Officer of Farmer Mac. Mr. Buzby had been Farmer Mac's Chief Financial Officer and Treasurer since 2009 and prior to that served as Farmer Mac's Controller beginning in 2000. This change in Farmer Mac's President and Chief Executive Officer is reported in Item 5.02 of the Current Reports on Form 8-K filed with the SEC on October 10, 2012 and October 30, 2012. Those sections of the referenced reports are hereby incorporated by reference in this report.  As previously reported, Farmer Mac will make a severance payment to its former President and Chief Executive Officer during fourth quarter 2012 pursuant to the terms of his employment agreement. The effect of this severance payment on Farmer Mac's fourth quarter results is expected to be a net after-tax expense of approximately $968,000. Farmer Mac's Board of Directors and Mr. Buzby will work together to identify and select a new Chief Financial Officer to succeed Mr. Buzby. In the interim, Mr. Buzby will continue to serve as the Chief Financial Officer and Treasurer of Farmer Mac.

Regulatory Matters

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") contains a variety of provisions designed to regulate financial markets. Certain provisions of the Dodd-Frank Act, including those regarding derivatives reporting and clearing, corporate governance and executive compensation, apply to Farmer Mac. Farmer Mac does not expect that any of the final rules that have been passed or that are anticipated to be passed under the Dodd-Frank Act, including those mandating clearing of interest rate derivatives transactions, will have a material impact on the Corporation's business activities and operations or financial condition. Farmer Mac will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act and expects to be able to adapt successfully to any new applicable legislative and regulatory requirements.

On November 18, 2011, the FCA published in the Federal Register a proposed rule to revise the Liquidity and Investment Regulations. On November 5, 2012, the FCA published in the Federal Register a final rule addressing some of the investment management changes to the Liquidity and Investment Regulations that had been included in the proposed rule, including requirements for due diligence and stress testing of non-program assets and interest rate risk management. The final rule also streamlines the process for handling investments that fail to meet eligibility criteria after purchase and modifies the permissible purposes of Farmer Mac’s non-program investments to include FCA-approved investments that would complement Farmer Mac’s program activities. The final rule will be effective 30 days after publication in the Federal Register during which either or both Houses of Congress are in session.

The FCA has indicated that it intends to issue additional final rules addressing changes to the Liquidity and Investment Regulations relating to liquidity management and investment eligibility that had also been included in the proposed rule. The proposed rule also included suggested approaches for substituting the use of credit ratings in the Liquidity and Investment Regulations, as mandated by the Dodd-Frank Act, although FCA has not indicated when further action regarding these changes (including any final rule) would be forthcoming. Farmer Mac does not expect its compliance with the final rule published on November 5 or any of the other proposed changes to the Liquidity and Investment Regulations (if enacted) to have a significant impact on its liquidity or operations.

Supplemental Information

The following tables present quarterly and annual information regarding loan purchases, guarantees and LTSPCs and outstanding loans, guarantees and LTSPCs.

Farmer Mac Purchases, Guarantees and LTSPCs
	Farmer Mac I		Farmer Mac II	Rural Utilities
	Loans and		and USDA	Loans and
	Guaranteed		Guaranteed	Guaranteed
	Securities	LTSPCs (1)	Securities	Securities	Total
	(in thousands)
For the quarter ended:
September 30, 2012	$333,882	$115,757	$114,974	$276,843	$841,456
June 30, 2012	345,423	70,458	165,613	58,286	639,780
March 31, 2012	310,486	179,637	101,725	24,350	616,198
December 31, 2011	98,425	97,688	104,134	55,007	355,254
September 30, 2011	1,069,701	266,906	87,051	32,387	1,456,045
June 30, 2011	416,930	53,248	99,275	38,674	608,127
March 31, 2011	711,899	54,152	117,253	80,517	963,821
December 31, 2010	474,216	128,752	102,858	543,966	1,249,792
September 30, 2010	632,270	25,416	139,667	285,242	1,082,595

For the year ended:
December 31, 2011	2,296,955	471,994	407,713	206,585	3,383,247
December 31, 2010	1,282,669	263,741	457,875	965,952	2,970,237

(1) Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction and, as of September 30, 2012, approximately $14.8 million of the loans were not yet disbursed by the lender.

Outstanding Balance of Farmer Mac Loans, Guarantees and LTSPCs and USDA Guarantees
	Farmer Mac I		Farmer Mac II	Rural Utilities
	Loans and		and USDA	Loans and
	Guaranteed		Guaranteed	Guaranteed
	Securities	LTSPCs	Securities	Securities	Total
	(in thousands)
As of:
September 30, 2012	$6,830,321	$1,881,836	$1,599,226	$2,156,676	$12,468,059
June 30, 2012	6,655,132	1,858,080	1,579,187	2,158,021	12,250,420
March 31, 2012	6,433,121	1,850,362	1,529,642	2,253,300	12,066,425
December 31, 2011	6,280,976	1,776,051	1,513,177	2,343,098	11,913,302
September 30, 2011	6,277,085	1,811,280	1,463,129	2,289,899	11,841,393
June 30, 2011	6,803,951	1,694,470	1,425,883	2,274,193	12,198,497
March 31, 2011	6,485,156	1,712,791	1,402,831	2,235,522	11,836,300
December 31, 2010	6,434,031	1,754,597	1,385,398	2,642,683	12,216,709
September 30, 2010	6,059,184	1,697,578	1,365,993	2,353,453	11,476,208

Outstanding Balance of Loans Held and Loans Underlying On-Balance Sheet Farmer Mac Guaranteed Securities and USDA Guaranteed Securities
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
September 30, 2012	$4,904,265	$1,213,588	$2,473,086	$8,590,939
June 30, 2012	5,035,743	1,259,568	2,063,490	8,358,801
March 31, 2012	4,993,233	1,210,405	2,410,310	8,613,948
December 31, 2011	5,288,687	1,230,374	1,967,960	8,487,021
September 30, 2011	5,233,417	1,192,497	1,909,470	8,335,384
June 30, 2011	4,193,132	1,198,740	1,907,698	7,299,570
March 31, 2011	3,835,010	1,164,567	1,893,487	6,893,064
December 31, 2010	3,662,363	1,133,871	1,907,266	6,703,500
September 30, 2010	3,006,105	1,087,714	1,883,049	5,976,868

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Farmer Mac is exposed to market risk from changes in interest rates.  Farmer Mac manages this market risk through its funding strategies, by entering into various financial transactions, including financial derivatives, and by monitoring and measuring its exposure to changes in interest rates.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Interest Rate Risk" for more information about Farmer Mac's exposure to interest rate risk and its strategies to manage such risk.  For information regarding Farmer Mac's use of financial derivatives and related accounting policies, see Note 1(c) and Note 4 to the consolidated financial statements.

Item 4.   Controls and Procedures

(a) Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation's periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation's management on a timely basis to allow decisions regarding required disclosure. Management, including Farmer Mac's Chief Executive Officer who is also currently serving as Chief Financial Officer (principal executive and principal financial officer), has evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined under Rules 13a‑15(e) and 15d‑15(e) of the Exchange Act) as of September 30, 2012.

The Corporation carried out the evaluation of the effectiveness of Farmer Mac's disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer/Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of September 30, 2012.

(b) Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

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
During third quarter 2012, one type of transaction occurred related to Farmer Mac common stock that was not registered under the Securities Act of 1933 and not otherwise reported on a Current Report on Form 8-K. On July 6, 2012, pursuant to Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 133 shares of its Class C common stock to the four directors who elected to receive such stock in lieu of their cash retainers. The number of shares issued to the directors was calculated based on a price of $26.23 per share, which was the closing price of the Class C common stock on June 30, 2012 as reported by the New York Stock Exchange.

(b)    Not applicable.

(c)    None.

Item 3.	Defaults Upon Senior Securities

(a)	None.

(b)	None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

(a)	None.

(b)	None.

Item 6.	Exhibits

*	3.1	—	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Food, Conservation and Energy Act of 2008 (Form 10-Q filed August 12, 2008).
*	3.2	—	Amended and Restated By-Laws of the Registrant (previously filed as Exhibit 3.1 to Form 8-K filed August 9, 2012).
*	4.1	—	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Form 10-Q filed May 15, 2003).
*	4.2	—	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Form 10-Q filed May 15, 2003).
*	4.3	—	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Form 10-Q filed May 15, 2003).
*	4.4	—	Amended and Restated Certificate of Designation of Terms and Conditions of Non-Voting Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.7 to Form 10-Q filed November 9, 2009).
†*	10.1	—	Amended and Restated 1997 Incentive Plan (Form 10-Q filed November 14, 2003).
†*	10.1.1	—	Form of stock option award agreement under 1997 Incentive Plan (Form 10-K filed March 16, 2005).
†*	10.1.2	—	2008 Omnibus Incentive Plan (Form 10-Q filed August 12, 2008).
†*	10.1.3	—	Form of SAR Agreement under the 2008 Omnibus Incentive Plan for grants made prior to April 1, 2012 (Previously filed as Exhibit 10 to Form 8-K filed June 11, 2008).
†*	10.1.4	—	Form of SAR Agreement under the 2008 Omnibus Incentive Plan for grants made on and after April 1, 2012 (Previously filed as Exhibit 10.1 to Form 8-K filed April 6, 2012).
†*	10.1.5	—	Form of Restricted Stock Agreement (Officers) under the 2008 Omnibus Incentive Plan for grants made prior to April 1, 2012 (Previously filed as Exhibit 10.1 to Form 8-K filed June 10, 2009).
†*	10.1.6	—	Form of Restricted Stock Agreement (Officers) under the 2008 Omnibus Incentive Plan for grants made on and after April 1, 2012 (Previously filed as Exhibit 10.2 to Form 8-K filed April 6, 2012).
†*	10.1.7	—	Form of Restricted Stock Agreement (Directors) under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.3 to Form 8-K filed April 6, 2012).
†*	10.1.8	—	Federal Agricultural Mortgage Corporation Executive Officer Severance Plan (Previously filed as Exhibit 10.1 to Form 8-K filed June 13, 2012).
†*	10.1.9	—	Form of Participation Agreement to the Federal Agricultural Mortgage Corporation Executive Officer Severance Plan (Previously filed as Exhibit 10.2 to Form 8-K filed June 13, 2012).
†*	10.2	—	Amended and Restated Employment Agreement dated as of April 1, 2011 between Michael A. Gerber and the Registrant (Form 10-Q filed May 10, 2011).
†*	10.2.1	—	Separation Agreement, Waiver and Release effective October 18, 2012 between the Registrant and Michael A. Gerber (Previously filed as Exhibit 10.1 to Form 8-K filed October 30, 2012).
†*	10.3	—	Compiled Amended and Restated Employment Contract dated as of June 5, 2008 between Tom D. Stenson and the Registrant (Previously filed as Exhibit 10.4 to Form 10-Q filed August 12, 2008).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.4	—	Compiled Amended and Restated Employment Contract dated June 5, 2008 between Timothy L. Buzby and the Registrant (Previously filed as Exhibit 10.5 to Form 10-Q filed August 12, 2008).
†*	10.4.1	—	Amendment No. 6 to Employment Contract between Timothy L. Buzby and the Registrant, dated as of April 2, 2009 (Form 10-Q filed August 10, 2009).
†*	10.5	—	Form of Indemnification Agreement for Directors (Previously filed as Exhibit 10.1 to Form 8-K filed April 9, 2008).
†*	10.6		Description of compensation agreement between the Registrant and its directors (Form 10-K filed March 16, 2011).
*	10.7	—	Farmer Mac I Seller/Servicer Agreement dated as of August 7, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).
*	10.8	—	Medium-Term Notes U.S. Selling Agency Agreement dated as of October 1, 1998 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).
*	10.9	—	Discount Note Dealer Agreement dated as of September 18, 1996 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).
*#	10.10	—	ISDA Master Agreement and Credit Support Annex dated as of June 26, 1997 between Zions First National Bank and the Registrant (Form 10-Q filed November 14, 2002).
*#	10.11	—
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
Certification of Registrant's principal executive officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Registrant's principal executive and principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

November 8, 2012

By:	/s/ Timothy L. Buzby
Timothy L. Buzby President and Chief Executive Officer and Chief Financial Officer (principal executive and principal financial officer)