Form 10-Q
period 2013-03-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2013-05-09
CIK 845877

As filed with the Securities and Exchange Commission on May 9, 2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013.
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
Yes        ☐                                No           ☒
As of May 1, 2013, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock and 9,278,349 shares of Class C non-voting common stock.

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2013	December 31, 2012
	(in thousands)
Assets:
Cash and cash equivalents	$893,387	$785,564
Investment securities:
Available-for-sale, at fair value	2,296,187	2,498,382
Trading, at fair value	1,129	1,247
Total investment securities	2,297,316	2,499,629
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value	5,100,080	4,766,258
USDA Guaranteed Securities:
Available-for-sale, at fair value	1,569,160	1,486,595
Trading, at fair value	87,271	104,188
Total USDA Guaranteed Securities	1,656,431	1,590,783
Loans:
Loans held for sale, at lower of cost or fair value	—	673,991
Loans held for investment, at amortized cost	2,212,211	1,503,559
Loans held for investment in consolidated trusts, at amortized cost	561,682	563,575
Allowance for loan losses	(7,967)	(11,351)
Total loans, net of allowance	2,765,926	2,729,774
Real estate owned, at lower of cost or fair value	4,417	3,985
Financial derivatives, at fair value	26,254	31,173
Interest receivable (includes $3,243 and $9,676, respectively, related to consolidated trusts)	66,535	103,414
Guarantee and commitment fees receivable	42,359	41,789
Deferred tax asset, net	—	3,123
Prepaid expenses and other assets	39,967	66,709
Total Assets	$12,892,672	$12,622,201
Liabilities and Equity:
Liabilities:
Notes payable:
Due within one year	$6,543,973	$6,567,366
Due after one year	4,978,118	5,034,739
Total notes payable	11,522,091	11,602,105
Debt securities of consolidated trusts held by third parties	167,250	167,621
Financial derivatives, at fair value	133,838	150,682
Accrued interest payable (includes $1,276 and $2,534, respectively, related to consolidated trusts)	35,474	51,779
Guarantee and commitment obligation	38,905	37,803
Accounts payable and accrued expenses	350,578	13,710
Deferred tax liability, net	9,423	—
Reserve for losses	6,285	5,539
Total Liabilities	12,263,844	12,029,239
Commitments and Contingencies (Note 6)
Equity:
Preferred stock:
Series A, par value $25 per share, 2,400,000 shares authorized, issued and outstanding	58,333	—
Series C, par value $1,000 per share, 100,000 shares authorized, 57,578 shares issued and outstanding	—	57,578
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,223,342 shares and 9,171,343 shares outstanding, respectively	9,223	9,171
Additional paid-in capital	108,386	106,617
Accumulated other comprehensive income, net of tax, related to available-for-sale securities	92,359	73,969
Retained earnings	117,143	102,243
Total Stockholders' Equity	386,975	351,109
Non-controlling interest - preferred stock	241,853	241,853
Total Equity	628,828	592,962
Total Liabilities and Equity	$12,892,672	$12,622,201
See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$5,734	$6,232
Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	31,721	37,746
Loans	24,043	29,153
Total interest income	61,498	73,131
Total interest expense	33,128	38,923
Net interest income	28,370	34,208
Provision for loan losses	(430)	(420)
Net interest income after provision for loan losses	27,940	33,788
Non-interest income:
Guarantee and commitment fees	6,612	5,930
Gains on financial derivatives and hedging activities	4,494	6,400
Gains on trading assets	210	1,099
Gains on sale of available-for-sale investment securities	2	28
Gains on sale of real estate owned	47	—
Other income	1,080	721
Non-interest income	12,445	14,178
Non-interest expense:
Compensation and employee benefits	4,698	4,485
General and administrative	2,917	2,758
Regulatory fees	594	563
Real estate owned operating costs, net	126	6
Provision for losses	746	30
Non-interest expense	9,081	7,842
Income before income taxes	31,304	40,124
Income tax expense	8,716	11,654
Net income	22,588	28,470
Less: Net income attributable to non-controlling interest - preferred stock dividends	(5,547)	(5,547)
Net income attributable to Farmer Mac	17,041	22,923
Preferred stock dividends	(851)	(720)
Net income attributable to common stockholders	$16,190	$22,203

Earnings per common share and dividends:
Basic earnings per common share	$1.51	$2.14
Diluted earnings per common share	$1.45	$2.04
Common stock dividends per common share	$0.12	$0.10
See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Net income	$22,588	$28,470
Other comprehensive income/(loss), net of tax:
Unrealized holding gains on available-for-securities (1)	21,812	36
Less reclassification adjustments included in:
Gains on financial derivatives and hedging activities (2)	(3,207)	—
Gains on sale of available-for-sale investment securities (3)	(1)	(18)
Other income (4)	(214)	(265)
Other comprehensive income/(loss)	18,390	(247)
Comprehensive income	40,978	28,223
Less: Comprehensive income attributable to noncontrolling interest - preferred stock dividends	(5,547)	(5,547)
Comprehensive income attributable to Farmer Mac	$35,431	$22,676

(1)	Presented net of income tax expense of $11.7 million and $19,000 for the three months ended March 31, 2013 and 2012, respectively.

(2)	Relates to the amortization of the fair value of the hedged items prior to hedge inception. Presented net of income tax benefit of $1.7 million for the three months ended March 31, 2013.

(3)
Represents realized gains on sales of available-for-sale investment securities. Presented net of income tax benefit of $1,000 and $10,000 for the three months ended March 31, 2013 and 2012, respectively.

(4)
Represents amortization of deferred gains related to certain available-for-sale USDA Guaranteed Securities and Farmer Mac Guaranteed Securities. Presented net of income tax benefit of $0.1 million for both the three months ended March 31, 2013 and 2012.

See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	For the Three Months Ended
	March 31, 2013		March 31, 2012
	Shares	Amount	Shares	Amount
	(in thousands)
Preferred stock:
Balance, beginning of period	58	$57,578	58	$57,578
Issuance of Series A preferred stock	2,400	58,333	—	—
Redemption of Series C preferred stock	(58)	(57,578)	—	—
Balance, end of period	2,400	$58,333	58	$57,578
Common stock:
Balance, beginning of period	10,702	$10,702	10,357	$10,357
Issuance of Class C common stock	52	52	16	16
Balance, end of period	10,754	$10,754	10,373	$10,373
Additional paid-in capital:
Balance, beginning of period		$106,617		$102,821
Stock-based compensation expense		866		956
Issuance of Class C common stock		3		4
Tax effect of stock-based awards		900		429
Balance, end of period		$108,386		$104,210
Retained earnings:
Balance, beginning of period		$102,243		$62,554
Net income attributable to Farmer Mac		17,041		22,923
Cash dividends:
Preferred stock, Series A ($0.2978 per share)		(715)		—
Preferred stock, Series C ($2.36 per share in 2013 and $12.50 per share in 2012)		(136)		(720)
Common stock ($0.12 per share in 2013 and $0.10 per share in 2012)		(1,290)		(1,038)
Balance, end of period		$117,143		$83,719
Accumulated other comprehensive income:
Balance, beginning of period		$73,969		$79,370
Other comprehensive income/(loss), net of tax		18,390		(247)
Balance, end of period		$92,359		$79,123
Total Stockholders' Equity		$386,975		$335,003
Non-controlling interest - preferred stock:
Balance, beginning of period		$241,853		$241,853
Issuance of Preferred stock - Farmer Mac II LLC		—		—
Balance, end of period		$241,853		$241,853
Total Equity		$628,828		$576,856
See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Cash flows from operating activities:
Net income	$22,588	$28,470
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Guaranteed Securities	2,712	3,672
Amortization of debt premiums, discounts and issuance costs	3,286	3,362
Net change in fair value of trading securities, hedged assets, financial derivatives, and loans held for sale	(8,997)	(16,768)
Gains on the sale of available-for-sale investment securities	(2)	(28)
Gains on the sale of real estate owned	(47)	—
Total provision for losses	1,176	450
Deferred income taxes	1,992	5,190
Stock-based compensation expense	865	956
Proceeds from repayment of trading investment securities	315	288
Purchases of loans held for sale	—	(27,991)
Proceeds from repayment of loans purchased as held for sale	66,095	46,873
Net change in:
Interest receivable	36,879	36,717
Guarantee and commitment fees receivable	(570)	129
Other assets	27,003	6,690
Accrued interest payable	(16,305)	(19,017)
Other liabilities	5,069	3,783
Net cash provided by operating activities	142,059	72,776
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(244,819)	(649,645)
Purchases of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	(222,187)	(301,725)
Purchases of loans held for investment	(190,149)	(106,845)
Purchases of defaulted loans	(140)	(729)
Proceeds from repayment of available-for-sale investment securities	439,135	291,065
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	163,508	177,551
Proceeds from repayment of loans purchased as held for investment	93,587	88,440
Proceeds from sale of available-for-sale investment securities	15,014	5,028
Proceeds from sale of Farmer Mac Guaranteed Securities	25,042	3,380
Proceeds from sale of real estate owned	203	—
Net cash provided by/(used in) investing activities	79,194	(493,480)
Cash flows from financing activities:
Proceeds from issuance of discount notes	15,653,949	16,835,683
Proceeds from issuance of medium-term notes	703,268	565,987
Payments to redeem discount notes	(16,021,517)	(16,436,929)
Payments to redeem medium-term notes	(419,000)	(332,000)
Excess tax benefits related to stock-based awards	613	623
Payments to third parties on debt securities of consolidated trusts	(25,413)	(48,162)
Proceeds from common stock issuance	888	4
Proceeds from Series A Preferred stock issuance	58,333	—
Retirement of Series C Preferred stock	(57,578)	—
Dividends paid - Non-controlling interest - preferred stock	(5,547)	(5,547)
Dividends paid on common and preferred stock	(1,426)	(1,038)
Net cash (used in)/provided by financing activities	(113,430)	578,621
Net increase in cash and cash equivalents	107,823	157,917
Cash and cash equivalents at beginning of period	785,564	817,046
Cash and cash equivalents at end of period	$893,387	$974,963
 See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ACCOUNTING POLICIES

The interim unaudited consolidated financial statements of the Federal Agricultural Mortgage Corporation ("Farmer Mac" or the "Corporation") and subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Farmer Mac and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted as permitted by SEC rules and regulations. The December 31, 2012 consolidated balance sheet presented in this report has been derived from the Corporation's audited 2012 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2012 consolidated financial statements of Farmer Mac and subsidiaries included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year. Below is a summary of Farmer Mac's significant accounting policies.

Principles of Consolidation

The consolidated financial statements include the accounts of Farmer Mac and its two subsidiaries: (1) Farmer Mac Mortgage Securities Corporation ("FMMSC"), whose principal activities are to facilitate the purchase and issuance of Farmer Mac Guaranteed Securities and (2) Farmer Mac II LLC, whose principal activity is the operation of substantially all of the business related to the USDA Guarantees line of business – primarily the acquisition of USDA-guaranteed portions.  The consolidated financial statements also include the accounts of variable interest entities ("VIEs") in which Farmer Mac determined itself to be the primary beneficiary.  See Note 1(f) for more information on consolidated VIEs.

A Farmer Mac guarantee of timely payment of principal and interest is an explicit element of the terms of all Farmer Mac Guaranteed Securities.  When Farmer Mac retains such securities in its portfolio, that guarantee is not extinguished.  For Farmer Mac Guaranteed Securities in the Corporation's portfolio, Farmer Mac has entered into guarantee arrangements with FMMSC.  The guarantee fee rate established between Farmer Mac and FMMSC is an element in determining the fair value of these Farmer Mac Guaranteed Securities, and guarantee fees related to these securities are reflected in guarantee and commitment fees in the consolidated statements of operations.  These guarantee fees totaled $2.6 million and for both the three months ended March 31, 2013 and 2012. The corresponding expense of FMMSC has been eliminated against interest income in consolidation.  All other inter-company balances and transactions have been eliminated in consolidation.

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

The following table sets forth information regarding certain cash and non-cash transactions for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Cash paid during the period for:
Interest	$33,068	$34,082
Non-cash activity:
Real estate owned acquired through loan liquidation	1,034	—
Loans acquired and securitized as Farmer Mac Guaranteed Securities	25,042	3,380
Purchases of securities traded, not yet settled	325,000	—
Consolidation of Farm and Ranch Guaranteed Securities from off-balance sheet to loans held for investment in consolidated trusts and to debt securities of consolidated trusts held by third parties	25,042	3,380
Transfers of loans held for sale to loans held for investment	673,991	—

On January 1, 2013, Farmer Mac transferred $674.0 million of loans from held to sale to held for investment because Farmer Mac either (1) no longer intends to sell these loans in the foreseeable future or (2) generally securitizes these loans using VIEs that are ultimately consolidated on Farmer Mac's balance sheet and reported as "Loans held for investment in consolidated trusts, at amortized cost." Farmer Mac transferred these loans at the lower of cost or fair value (determined on a pooled basis). Farmer Mac recorded a $5.9 million unamortized discount for loans transferred at fair value. At the time of purchase, loans are classified as either held for sale or held for investment depending upon management's intent and ability to hold the loans for the foreseeable future. Cash receipts from the repayment of loans are classified within the statements of cash flows based on management's intent upon purchase of the loan, as prescribed by accounting guidance related to the statement of cash flows.

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

The allowance for losses is increased through periodic provisions for loan losses that are charged against net interest income and provisions for losses that are charged to non-interest expense, and is reduced by charge-offs for actual losses, net of recoveries.  Negative provisions, or releases of allowance for losses, generally are recorded in the event that the estimate of probable losses as of the end of a period is lower than the estimate at the beginning of the period. In certain circumstances, for example when a defaulted loan is purchased out of a guaranteed security or pursuant to an LTSPC, the related reserve for losses is reclassified as allowance for loan losses and there is a corresponding release from the provision for losses and a charge to the provision for loan losses.

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

General Allowance for Losses

Farm & Ranch

Farmer Mac's methodology for determining its allowance for losses incorporates the Corporation's loan classification system.  That system scores loans based on criteria such as historical repayment performance, indicators of current financial condition, loan seasoning, loan size, and loan-to-value ratio.  For purposes of the loss allowance methodology, the loans in Farmer Mac's portfolio of loans and loans underlying Farm & Ranch Guaranteed Securities and LTSPCs have been scored and classified for each calendar quarter since first quarter 2000.  The allowance methodology captures the migration of loan scores across concurrent and overlapping 3-year time horizons and calculates loss rates separately within each loan classification for (1) loans underlying LTSPCs and (2) loans held and loans underlying Farm & Ranch Guaranteed Securities.  The calculated loss rates are applied to the current classification distribution of unimpaired loans in Farmer Mac's portfolio to estimate inherent losses, on the assumption that the historical credit losses and trends used to calculate loss rates will continue in the future.

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

Management believes that its use of this methodology produces a reasonable estimate of probable losses, as of the balance sheet date, for all loans held in the Farm & Ranch portfolio and loans underlying Farm & Ranch Guaranteed Securities and LTSPCs. There were no purchases or sales during first quarter 2013 that materially affected the credit profile of the Farm & Ranch portfolio.

Farmer Mac has not provided an allowance for losses for loans underlying Farm & Ranch AgVantage securities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security, with some level of overcollateralization required for Farm & Ranch AgVantage securities. Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.

USDA Guarantees

No allowance for losses has been provided for Farmer Mac's USDA Guarantees line of business.  The USDA-guaranteed portions presented as "USDA Guaranteed Securities" on the consolidated balance sheets, as well as those that collateralize Farmer Mac Guaranteed Securities, are guaranteed by the United States Department of Agriculture.  Each USDA guarantee is an obligation backed by the full faith and credit of the United States.  Farmer Mac excludes these guaranteed portions from the credit risk metrics it discloses because of the USDA guarantee.

Rural Utilities

Farmer Mac separately evaluates the rural utilities loans it owns, as well as the lender obligations and loans underlying or securing its Rural Utilities Guaranteed Securities, including AgVantage securities, to determine if there are any probable losses inherent in those assets.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  No allowance for losses has been provided for this portfolio segment based on the credit quality of the collateral supporting rural utilities assets and Farmer Mac's counterparty risk analysis. As of March 31, 2013, there were no delinquencies and no probable losses inherent in Farmer Mac's rural utilities loans held or in any Rural Utilities Guaranteed Securities.

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

Farmer Mac believes this methodology that utilizes loan classification scores and historical loss experience is a better indication of impairment for these collateral-dependent loans than other valuation methods. Impairment analysis was performed in the aggregate in consideration of similar risk characteristics of the assets and historical statistics on $68.8 million (54.0 percent) of impaired loans as of March 31, 2013, which resulted in a specific reserve of $1.4 million. As of December 31, 2012, the impairment analysis was performed in the aggregate in consideration of similar risk characteristics of the assets and historical statistics on $56.0 million (55.8 percent) of impaired loans, which resulted in a specific reserve of $1.1 million.

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

A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a troubled debt restructuring ("TDR"). Farmer Mac has granted a concession when, as a result of the restructuring, it does not expect to collect all amounts due in a timely manner, including interest accrued at the original contract rate. In making its determination of whether a borrower is experiencing financial difficulties, Farmer Mac considers several factors, including whether (1) the borrower has declared or is in the process of declaring bankruptcy, (2) there is substantial doubt as to whether the borrower will continue to be a going concern, and (3) the borrower can obtain funds from other sources at an effective interest rate at or near a current market interest rate for debt with similar risk characteristics. Farmer Mac evaluates TDRs similarly to other impaired loans for purposes of the allowance for losses. For the quarter ended ended March 31, 2013, the recorded investment of loans determined to be TDRs was $0.2 million before restructuring and $0.3 million after restructuring. For the quarter ended March 31, 2012, the recorded investment of loans determined to be TDRs was $1.0 million before restructuring and $1.1 million after restructuring. As of March 31, 2013, there were three TDRs identified during the previous 12 months that were in default, under the modified terms, with a recorded investment of $1.3 million. The impact of TDRs on Farmer Mac's allowance for loan losses was immaterial in both first quarter 2013 and 2012. See Note 5 for more information related to the allowance for losses.

(c)	Financial Derivatives

Farmer Mac enters into financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of certain assets, future cash flows, or debt issuance, not for trading or speculative purposes. Farmer Mac enters into interest rate swap contracts principally to adjust the characteristics of its short-term debt to match more closely the cash flow and duration characteristics of its longer-term loans and other assets, and also to adjust the characteristics of its long-term debt to match more closely the cash flow and duration characteristics of its short-term assets, thereby reducing interest rate risk and often times deriving an overall lower effective cost of borrowing than would otherwise be available to Farmer Mac in the conventional debt market. Farmer Mac is required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative.

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

Financial derivatives are recorded on the consolidated balance sheets at fair value as a freestanding asset or liability on a gross basis without giving consideration to master netting arrangements. Fair value hedges are accounted for by recording the fair value of the financial derivative and the change in fair value of the hedged item attributable to the risk being hedged on the consolidated balance sheets with the net difference reported in gains/(losses) on financial derivatives and hedging activities in the consolidated statements of operations. The accrual of the contractual amounts due on the financial derivative is included as an adjustment to the yield of the hedged item and is reported in net interest income. Cash flow hedges which are deemed effective under GAAP are accounted for by recording the fair value of the financial derivative as either a freestanding asset or a freestanding liability on the consolidated balance sheets, with the effective portion of the change in fair value of the financial derivative recorded in accumulated other comprehensive income within stockholders' equity, net of tax. Amounts are reclassified from accumulated other comprehensive income to interest income or expense in the consolidated statements of operations in the period the hedged transaction affects earnings. Any ineffective portion of the change in fair value of the financial derivative is reported in gains/(losses) on financial derivatives and hedging activities in the consolidated statements of operations. If it becomes probable that a hedged forecasted transaction will not occur, any amounts included in accumulated other comprehensive income related to the specific hedging relationship are reclassified from accumulated other comprehensive income to the consolidated statements of operations and reported in gains/(losses) on financial derivatives and hedging activities.

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

Basic earnings per common share ("EPS") is based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per common share is based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options, stock appreciation rights ("SARs"), and non-vested restricted stock awards.  The following schedule reconciles basic and diluted EPS for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended
	March 31, 2013			March 31, 2012
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$16,190	10,737	$1.51	$22,203	10,365	$2.14
Effect of dilutive securities (1):
Stock options, SARs and restricted stock	—	424	(0.06)	—	538	(0.10)
Diluted EPS	$16,190	11,161	$1.45	$22,203	10,903	$2.04

(1)
For the three months ended March 31, 2013 and 2012, stock options and SARs of 4,000 and 582,447, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the three months ended March 31, 2013 and 2012, contingent shares of non-vested restricted stock of 25,300 and 79,300, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions were not met.

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

The VIEs in which Farmer Mac has a variable interest are limited to securitization trusts.  The major factor in determining if Farmer Mac is the primary beneficiary is whether Farmer Mac has the power to direct the activities of the trust that potentially have the most significant impact on the economic performance of the trust.  Generally, the ability to make decisions regarding default mitigation is evidence of that power.  Farmer Mac determined that it is the primary beneficiary for the securitization trusts related to most Farm & Ranch and all Rural Utilities securitization transactions because of its rights as guarantor under both programs to control the default mitigation activities of the trusts.  For certain securitization trusts created when loans subject to LTSPCs were converted to Farm & Ranch Guaranteed Securities, Farmer Mac determined that it was not the primary beneficiary since the power to make decisions regarding default mitigation was shared among unrelated parties. For these trusts, the shared power provisions are substantive with respect to decision-making power and relate to the same activity (i.e., default mitigation). For similar securitization transactions where the power to make decisions regarding default mitigation was shared with a related party, Farmer Mac determined that it was the primary beneficiary because the applicable accounting guidance does not permit parties within a related party group to conclude that the power is shared. In the event that a related party status changes, consolidation or deconsolidation of these securitization trusts could occur.

For those trusts that Farmer Mac is the primary beneficiary, the assets and liabilities are presented on the consolidated balance sheets as "Loans held for investment in consolidated trusts, at amortized cost" and "Debt securities of consolidated trusts held by third parties," respectively.  These assets can only be used to satisfy the obligations of the related trust.

For those trusts where Farmer Mac has a variable interest but has not been determined to be the primary beneficiary, Farmer Mac's interests are presented as either "Farmer Mac Guaranteed Securities" or "Investment securities" on the consolidated balance sheets.  Farmer Mac's involvement in VIEs classified as Farmer Mac Guaranteed Securities include securitization trusts under the USDA Guarantees line of business and certain trusts related to Farm & Ranch AgVantage securities.  In the case of the USDA Guarantees trusts, Farmer Mac is not determined to be the primary beneficiary because it does not have the decision-making power over default mitigation activities.  Based on the USDA's program authority over the servicing and default mitigation activities of the USDA guaranteed portions of loans, Farmer Mac believes that the USDA has the power to direct the activities that most significantly impact the trust's economic performance. Farmer Mac does not have exposure to losses that could be significant to the trust and there are no triggers that would result in Farmer Mac superseding the USDA's authority with regard to directing the activities of the trust. For the AgVantage trusts, Farmer Mac currently does not have the power to direct the activities that have the most significant economic impact to the trust unless, as guarantor, there is a default by the issuer of the trust securities.  Should there be a default, Farmer Mac would reassess whether it is the primary beneficiary of those trusts.  The amounts disclosed in the tables below represent Farmer Mac's holdings of a portion of the beneficial interests issued by these AgVantage Trusts. For VIEs classified as investment securities, which include auction-rate certificates, asset-backed securities, and government-sponsored enterprise ("GSE")-guaranteed mortgage-backed securities, Farmer Mac is determined not to be the primary beneficiary because of the lack of voting rights or other powers to direct the activities of the trust.  The following tables present, by line of business, details about the consolidation of VIEs:

	Consolidation of Variable Interest Entities
	March 31, 2013
	Farm & Ranch	USDA Guarantees	Rural Utilities	Investments	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost (1)	$166,162	$—	$395,520	$—	$561,682
Debt securities of consolidated trusts held by third parties (2)	167,250	—	—	—	167,250
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value (3)	31,345	27,198	—	—	58,543
Maximum exposure to loss (4)	30,000	25,852	—	—	55,852
Investment securities:
Carrying value	—	—	—	699,591	699,591
Maximum exposure to loss (4)	—	—	—	708,317	708,317
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (4) (5)	1,826,499	25,581	—	—	1,852,080
(1) Includes unamortized premiums related to Rural Utilities of $33.8 million.
(2) Includes borrower remittances of $1.1 million, which have not been passed through to third party investors as of March 31, 2013.
(3) Includes unamortized premiums and discounts and fair value adjustments related to Farm & Ranch and USDA Guarantees of $1.3 million and $1.3 million, respectively.
(4) Farmer Mac uses unpaid principal balance and outstanding face amount of investment securities to represent maximum exposure to loss.
(5) Of the Farm & Ranch amount, $856.5 million relates to unconsolidated trusts where Farmer Mac determined it was not the primary beneficiary due to shared power with an unrelated party.

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

Offsetting Assets and Liabilities

On December 16, 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2011-11, Disclosures about Offsetting Assets and Liabilities, which provided new guidance requiring entities to disclose net and gross information for certain derivative instruments and financial instruments and information about the impact of collateral on offsetting arrangements and other amounts subject to a master netting agreement that are not offset on the balance sheet. On January 31, 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities addressing the implementation of ASU 2011-11. The amendment clarifies that the scope of ASU 2011-11 applies to recognized derivative instruments, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset in the financial statements or are subject to enforceable master netting arrangements or similar agreements. ASU 2011-11 and ASU 2013-01 were effective for interim and annual periods beginning on or after January 1, 2013. The adoption of ASU 2011-11 and ASU 2013-01 during first quarter 2013 did not have a material effect on Farmer Mac's financial position, results of operations, or cash flows.

Comprehensive Income

On February 5, 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”). The new guidance requires entities to disclose additional information about reclassification adjustments, including changes in AOCI balances by component and significant items reclassified out of AOCI. An entity would disaggregate the total change of each component of other comprehensive income and separately present reclassification adjustments and current period other comprehensive income. ASU 2013‑02 also requires significant items reclassified out of AOCI to be presented either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. The income tax benefit or expense attributed to each component of other comprehensive income and reclassification adjustment must be presented in the financial statement or notes to the financial statements. The amendments in ASU 2013-02 do not change the current requirement for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 was effective for all reporting periods beginning on or after December 15, 2012. The adoption of the new guidance during first quarter 2013 did not have a material effect on Farmer Mac's financial position, results of operations, or cash flows.

(h)	Reclassifications

Certain reclassifications of prior period information were made to conform to the current period presentation.

2.	INVESTMENT SECURITIES

The following tables present the amount outstanding, amortized cost, and fair values of Farmer Mac's investment securities as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$74,100	$—	$74,100	$—	$(8,887)	$65,213
Floating rate asset-backed securities	146,110	(326)	145,784	905	(11)	146,678
Fixed rate asset-backed securities	2,983	—	2,983	—	(3)	2,980
Floating rate corporate debt securities	91,345	(16)	91,329	475	—	91,804
Fixed rate corporate debt securities	62,000	258	62,258	117	(18)	62,357
Floating rate Government/GSE guaranteed mortgage-backed securities	673,283	5,603	678,886	9,096	(4)	687,978
Fixed rate GSE guaranteed mortgage-backed securities	1,580	1	1,581	123	—	1,704
Floating rate GSE subordinated debt	70,000	—	70,000	—	(6,849)	63,151
Fixed rate GSE preferred stock	78,500	683	79,183	7,609	—	86,792
Fixed rate taxable municipal bonds	8,542	50	8,592	5	—	8,597
Floating rate senior agency debt	50,000	(3)	49,997	51	—	50,048
Fixed rate senior agency debt	119,000	474	119,474	147	—	119,621
Fixed rate U.S. Treasuries	907,000	1,996	908,996	268	—	909,264
Total available-for-sale	2,284,443	8,720	2,293,163	18,796	(15,772)	2,296,187
Trading:
Floating rate asset-backed securities	4,013	—	4,013	—	(2,884)	1,129
Total investment securities	$2,288,456	$8,720	$2,297,176	$18,796	$(18,656)	$2,297,316

	December 31, 2012
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$74,100	$—	$74,100	$—	$(10,941)	$63,159
Floating rate asset-backed securities	150,519	(372)	150,147	933	(36)	151,044
Fixed rate asset-backed securities	6,501	—	6,501	—	—	6,501
Floating rate corporate debt securities	76,345	(32)	76,313	450	—	76,763
Fixed rate corporate debt securities	51,969	243	52,212	204	—	52,416
Floating rate Government/GSE guaranteed mortgage-backed securities	699,062	5,973	705,035	8,035	(211)	712,859
Fixed rate GSE guaranteed mortgage-backed securities	1,910	1	1,911	154	—	2,065
Floating rate GSE subordinated debt	70,000	—	70,000	—	(12,569)	57,431
Fixed rate GSE preferred stock	78,500	784	79,284	7,802	—	87,086
Floating rate senior agency debt	50,000	(6)	49,994	61	—	50,055
Fixed rate senior agency debt	72,700	287	72,987	128	(1)	73,114
Fixed rate U.S. Treasuries	1,163,400	2,240	1,165,640	258	(9)	1,165,889
Total available-for-sale	2,495,006	9,118	2,504,124	18,025	(23,767)	2,498,382
Trading:
Floating rate asset-backed securities	4,327	—	4,327	—	(3,080)	1,247
Total investment securities	$2,499,333	$9,118	$2,508,451	$18,025	$(26,847)	$2,499,629

During the three months ended March 31, 2013, Farmer Mac received proceeds of $15.0 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $2,000, compared to proceeds of $5.0 million for the same period in 2012, resulting in gross realized gains of $28,000.

As of March 31, 2013 and December 31, 2012, unrealized losses on available-for-sale investment securities were as follows:

	March 31, 2013
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$65,213	$(8,887)
Floating rate asset-backed securities	—	—	10,337	(11)
Fixed rate asset-backed securities	2,981	(3)	—	—
Fixed rate corporate debt securities	25,099	(18)	—	—
Floating rate Government/GSE guaranteed mortgage-backed securities	8,185	(2)	816	(2)
Floating rate GSE subordinated debt	—	—	63,151	(6,849)
Total	$36,265	$(23)	$139,517	$(15,749)

	December 31, 2012
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$63,159	$(10,941)
Floating rate asset-backed securities	21,648	(27)	3,619	(9)
Floating rate Government/GSE guaranteed mortgage-backed securities	174,352	(209)	829	(2)
Floating rate GSE subordinated debt	—	—	57,431	(12,569)
Fixed rate senior agency debt	50,088	(1)	—	—
Fixed rate U.S. Treasuries	136,194	(9)	—	—
Total	$382,282	$(246)	$125,038	$(23,521)

The unrealized losses presented above are principally due to a general widening of credit spreads from the dates of acquisition to March 31, 2013 and December 31, 2012, as applicable. The resulting decrease in fair values reflect an increase in the perceived risk by the financial markets related to those securities. As of March 31, 2013, all of the investment securities in an unrealized loss position had credit ratings of at least "AA+" except three that were rated "A-". As of December 31, 2012, all of the investment securities in an unrealized loss position had credit ratings of at least "AA+" except one that was rated "A-".  The unrealized losses were on 16 and 17 individual investment securities as of March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013, 9 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $15.7 million.  As of December 31, 2012, 9 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $23.5 million.  The unrealized losses on those securities are principally due to a general widening of credit spreads from the dates of acquisition.  Securities in unrealized loss positions 12 months or more have a fair value as of March 31, 2013 that is, on average, approximately 89.9 percent of their amortized cost basis.  Farmer Mac believes that all of these unrealized losses are recoverable within a reasonable period of time by way of changes in credit spreads or maturity.  Accordingly, Farmer Mac has concluded that none of the unrealized losses on these available-for-sale investment securities represent other-than-temporary impairment as of March 31, 2013 and December 31, 2012.  Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

Farmer Mac did not own any held-to-maturity investment securities as of March 31, 2013 and December 31, 2012. As of March 31, 2013, Farmer Mac owned trading investment securities with an amortized cost of $4.0 million, a fair value of $1.1 million, and a weighted average yield of 4.29 percent. As of December 31, 2012, Farmer Mac owned trading investment securities with an amortized cost of $4.3 million, a fair value of $1.2 million, and a weighted average yield of 4.29 percent.

The amortized cost, fair value, and weighted average yield of available-for-sale investment securities by remaining contractual maturity as of March 31, 2013 are set forth below.  Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

	Investment Securities Available-for-Sale as of
	March 31, 2013
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$1,102,158	$1,102,548	0.59%
Due after one year through five years	178,721	179,528	1.02%
Due after five years through ten years	399,858	396,373	1.07%
Due after ten years	612,426	617,738	2.61%
Total	$2,293,163	$2,296,187	1.25%

3.	FARMER MAC GUARANTEED SECURITIES AND USDA GUARANTEED SECURITIES

The following tables set forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Guaranteed Securities as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Farm & Ranch	$3,439,200	$151	$3,439,351	$95,508	$(6,339)	$3,528,520
USDA Guarantees	25,853	(451)	25,402	1,796	—	27,198
Rural Utilities	1,545,582	—	1,545,582	15,568	(16,788)	1,544,362
Total Farmer Mac Guaranteed Securities	5,010,635	(300)	5,010,335	112,872	(23,127)	5,100,080
USDA Guaranteed Securities	1,514,581	5,562	1,520,143	49,084	(67)	1,569,160
Total available-for-sale	6,525,216	5,262	6,530,478	161,956	(23,194)	6,669,240
Trading:
USDA Guaranteed Securities	82,090	5,893	87,983	573	(1,285)	87,271
Total Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	$6,607,306	$11,155	$6,618,461	$162,529	$(24,479)	$6,756,511

	December 31, 2012
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Farm & Ranch	$3,339,200	$160	$3,339,360	$92,223	$(5,094)	$3,426,489
USDA Guarantees	26,238	(452)	25,786	909	(14)	26,681
Rural Utilities	1,298,506	—	1,298,506	18,530	(3,948)	1,313,088
Total Farmer Mac Guaranteed Securities	4,663,944	(292)	4,663,652	111,662	(9,056)	4,766,258
USDA Guaranteed Securities	1,461,184	5,975	1,467,159	19,605	(169)	1,486,595
Total available-for-sale	6,125,128	5,683	6,130,811	131,267	(9,225)	6,252,853
Trading:
USDA Guaranteed Securities	98,499	6,415	104,914	624	(1,350)	104,188
Total Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	$6,223,627	$12,098	$6,235,725	$131,891	$(10,575)	$6,357,041

The unrealized losses presented above are principally due to higher interest rates from the date of acquisition to March 31, 2013 and December 31, 2012, as applicable.  Additionally, the $325.0 million Rural Utilities AgVantage Security purchased in first quarter 2013 was at a narrow net interest margin spread, which resulted in an unrealized fair value loss as of March 31, 2013. The unrealized losses related to Farmer Mac's USDA Guarantees line of business are backed by the full faith and credit of the United States.  None of the Farm & Ranch or Rural Utilities Guaranteed Securities has been in an unrealized loss position for greater than 12 months. Farmer Mac has concluded that none of the unrealized losses on its available-for-sale Farmer Mac Guaranteed Securities and USDA Guaranteed Securities represents an other-than-temporary impairment as of March 31, 2013 and December 31, 2012.  Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

During the three months ended March 31, 2013 and 2012 Farmer Mac realized no gains or losses from the sale of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities.

The amortized cost, fair value, and weighted average yield of available-for-sale Farmer Mac Guaranteed Securities and USDA Guaranteed Securities by remaining contractual maturity as of March 31, 2013 are set forth below. The balances presented are based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

	Farmer Mac Guaranteed Securities and USDA Guaranteed Securities Available-for-Sale as of March 31, 2013
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$829,636	$838,105	2.01%
Due after one year through five years	3,136,706	3,220,504	2.33%
Due after five years through ten years	760,245	777,915	2.62%
Due after ten years	1,803,891	1,832,716	2.61%
Total	$6,530,478	$6,669,240	2.40%

Farmer Mac did not own any held-to-maturity Farmer Mac Guaranteed Securities or USDA Guaranteed Securities as of March 31, 2013 and December 31, 2012. As of March 31, 2013, Farmer Mac owned trading USDA Guaranteed Securities with an amortized cost of $88.0 million, a fair value of $87.3 million, and a weighted average yield of 5.73 percent. As of December 31, 2012, Farmer Mac owned trading USDA Guaranteed Securities with an amortized cost of $104.9 million, a fair value of $104.2 million, and a weighted average yield of 5.77 percent.

4.	FINANCIAL DERIVATIVES

Farmer Mac enters into financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of certain assets, future cash flows, or debt issuance, not for trading or speculative purposes.  Farmer Mac enters into interest rate swap contracts to adjust the characteristics of its short-term debt to match more closely the cash flow and duration characteristics of its longer-term loans and other assets, and also to adjust the characteristics of its long-term debt to match more closely the cash flow and duration characteristics of its short-term assets, thereby reducing interest rate risk and often times deriving an overall lower effective cost of borrowing than would otherwise be available to Farmer Mac in the conventional debt market.  Certain financial derivatives are designated as fair value hedges of fixed rate assets classified as available-for-sale to protect against fair value changes in the assets related to a benchmark interest rate (i.e., LIBOR).

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

All financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Changes in the fair values of financial derivatives are reported in "Gains on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in fair value hedging relationships, changes in the fair values of the hedged items related to the risk being hedged are also reported in "Gains on financial derivatives and hedging activities" in the consolidated statements of operations. Farmer Mac currently has no financial derivatives designated in cash flow hedging relationships.

Market Risk:

Market risk is the risk of an adverse effect resulting from changes in interest rates or spreads on the value of a financial instrument.  Farmer Mac manages market risk associated with financial derivatives by establishing and monitoring limits as to the degree of risk that may be undertaken.  This risk is periodically measured as part of Farmer Mac's overall risk monitoring processes, which include market value of equity measurements, net interest income modeling, and other measures.

Credit Risk:

Credit risk is the risk that a counterparty will fail to perform according to the terms of a financial contract in which Farmer Mac has an unrealized gain.  Credit losses could occur in the event of non-performance by counterparties to the financial derivative contracts.  Farmer Mac mitigates this counterparty credit risk by contracting only with counterparties that have investment grade credit ratings (i.e., at least BBB), establishing and maintaining collateral requirements based upon credit ratings, and entering into netting agreements.  Netting agreements provide for the calculation of the net amount of all receivables and payables under all transactions covered by the netting agreement between Farmer Mac and a single counterparty.  Farmer Mac's exposure to credit risk related to its financial derivatives is represented by those counterparties for which Farmer Mac has a net receivable, including the effect of any netting arrangements.  As of March 31, 2013 and December 31, 2012, Farmer Mac's credit exposure to interest rate swap counterparties, excluding netting arrangements and any adjustment for nonperformance risk, but including accrued interest, was $35.8 million and $37.1 million, respectively; however, including netting arrangements and accrued interest, Farmer Mac's credit exposure was $2.7 million and $2.4 million as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013 and December 31, 2012, Farmer Mac held cash of $1.5 million and $1.7 million, respectively, as collateral for its derivatives in net asset positions, resulting in uncollateralized net asset positions of $1.2 million and $0.8 million, respectively. Farmer Mac records cash held as collateral as an increase in the balance of cash and cash equivalents and an increase in the balance of accounts payable and accrued expenses.

In the normal course of business, collateral requirements contained in Farmer Mac's derivative contracts are enforced by Farmer Mac and its counterparties.  Upon enforcement of the collateral requirements, the amount of collateral posted is typically based on the net fair value of all derivative contracts with the counterparty, i.e., derivative assets net of derivative liabilities at the counterparty level.  If an event of default were to occur with respect to Farmer Mac under the derivative contracts, such as the failure to pay amounts when due, any other material breach of the agreements that remains unremedied, a material default under another of Farmer Mac's credit agreements, or bankruptcy, insolvency or receivership, the related counterparty could request payment or full collateralization on the derivative contracts. In addition, if Farmer Mac ceases to be a federally chartered instrumentality of the United States, the related counterparty could request full collateralization on the derivative contracts.  As of March 31, 2013 and December 31, 2012, the fair value of Farmer Mac's derivatives in a net liability position including accrued interest but excluding netting arrangements and any adjustment for nonperformance risk, was $142.4 million and $168.0 million, respectively; however, including netting arrangements and accrued interest, the fair value of Farmer Mac's derivatives in a net liability position at the counterparty level, was $109.3 million and $135.8 million as of March 31, 2013 and December 31, 2012, respectively.  As of March 31, 2013 and December 31, 2012, Farmer Mac posted cash of $36.7 million and $60.3 million, respectively, as collateral for its derivatives in net liability positions.  Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets.  If Farmer Mac had breached certain provisions of the derivative contracts as of March 31, 2013 and December 31, 2012, it could have been required to settle its obligations under the agreements or post additional collateral of $72.6 million and $75.5 million, respectively. As of March 31, 2013 and December 31, 2012, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

Interest Rate Risk:

Farmer Mac uses financial derivatives to manage its interest rate risk exposure by effectively modifying the interest rate reset or maturity characteristics of certain assets and liabilities and by locking in the rates for certain forecasted issuances of liabilities.  The primary financial derivatives Farmer Mac uses include interest rate swaps and forward sale contracts.  Farmer Mac uses interest rate swaps to assume fixed rate interest payments in exchange for floating rate interest payments and vice versa.  Depending on the economic hedging relationship, the effects of these agreements are (a) the conversion of variable rate liabilities to longer-term fixed rate liabilities, (b) the conversion of long-term fixed rate assets to shorter-term floating rate assets, or (c) the reduction of the variability of future changes in interest rates on forecasted issuances of liabilities.  The accrual of the contractual amounts due on these agreements that are not designated in hedging relationships is recorded as "Gains on financial derivatives and hedging activities" in the consolidated statements of operations.

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements as of March 31, 2013 and December 31, 2012 and the effects of financial derivatives on the consolidated statements of operations for the three months ended March 31, 2013 and 2012:

	March 31, 2013
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$950,000	$—	$(52,967)	2.20%	0.30%		3.83
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	749,874	857	(80,097)	4.85%	0.29%		4.18
Receive fixed non-callable	4,355,623	25,075	(446)	0.32%	0.81%		0.74
Receive fixed callable	290,000	—	(429)	0.14%	0.58%		3.75
Basis swaps	550,223	375	(642)	0.37%	0.31%		1.24
Agency forwards	2,435	—	(1)			99.83
Treasury futures	14,400	13	—			132.08
Credit valuation adjustment		(66)	744
Total financial derivatives	$6,912,555	$26,254	$(133,838)
Collateral (received)/pledged		(1,495)	36,711
Net amount		$24,759	$(97,127)

	December 31, 2012
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$950,000	$—	$(58,758)	2.20%	0.31%		4.07
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	805,622	357	(91,205)	4.83%	0.32%		4.14
Receive fixed non-callable	4,135,149	30,338	(211)	0.33%	0.85%		0.74
Receive fixed callable	245,000	6	(238)	0.15%	0.55%		3.89
Basis swaps	609,262	499	(784)	0.43%	0.36%		1.29
Agency forwards	59,035	—	(58)			101.22
Treasury futures	11,200	—	(12)			129.77
Credit valuation adjustment		(27)	584
Total financial derivatives	$6,815,268	$31,173	$(150,682)
Collateral (received)/pledged		(1,650)	60,311
Net amount		$29,523	$(90,371)

	Gains on Financial Derivatives and Hedging Activities
	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Fair value hedges:
Interest rate swaps	$5,791	$—
Hedged items	(3,138)	—
Gains on hedging activities (1)	2,653	—
No hedge designation:
Interest rate swaps	2,846	6,306
Agency forwards	(984)	203
Treasury futures	(21)	(34)
Credit default swaps	—	(75)
Gains on financial derivatives not designated in hedging relationships	1,841	6,400
Gains on financial derivatives and hedging activities	$4,494	$6,400
 (1) Includes gains of $3.0 million that are excluded from the assessment of hedge effectiveness and losses of $0.3 million due to hedge ineffectiveness for the three months ended March 31, 2013.

As of March 31, 2013, Farmer Mac had outstanding basis swaps with Zions First National Bank, a related party, with a total notional amount of $40.2 million and a fair value of $(0.5) million, compared to $49.3 million and $(0.7) million, respectively, as of December 31, 2012.  Under the terms of those basis swaps, Farmer Mac pays Constant Maturity Treasury-based rates and receives LIBOR.  Those swaps hedge most of the interest rate basis risk related to loans Farmer Mac purchases that pay a Constant Maturity Treasury based-rate and the discount notes Farmer Mac issues to fund the loan purchases.  The pricing of discount notes is closely correlated to LIBOR rates.  Farmer Mac recorded unrealized gains on those outstanding basis swaps for the three months ended March 31, 2013 and 2012 of $0.2 million and $0.1 million, respectively.

5.	LOANS AND ALLOWANCE FOR LOSSES

Loans

Farmer Mac classifies loans as either held for investment or held for sale. Loans held for investment are recorded at the unpaid principal balance, net of unamortized premium or discount and other cost adjustments. Loans held for sale are reported at the lower of cost or fair value determined on a pooled basis. The following table displays the composition of the loan balances as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Farm & Ranch	$1,538,381	$166,163	$1,704,544	$1,519,415	$160,436	$1,679,851
Rural Utilities	677,931	361,767	1,039,698	663,097	368,848	1,031,945
Total unpaid principal balance (1)	2,216,312	527,930	2,744,242	2,182,512	529,284	2,711,796
Unamortized premiums, discounts and other cost basis adjustments	(4,101)	33,752	29,651	981	34,291	35,272
Lower of cost or fair value adjustment on loans held for sale	—	—	—	(5,943)	—	(5,943)
Total loans	$2,212,211	$561,682	$2,773,893	$2,177,550	$563,575	$2,741,125

Loans held for investment, at amortized cost	$2,212,211	$561,682	$2,773,893	$1,503,559	$563,575	$2,067,134
Loans held for sale, at lower of cost or fair value	—	—	—	673,991	—	673,991
Total loans	2,212,211	561,682	2,773,893	2,177,550	563,575	2,741,125
Allowance for loan losses	(7,643)	(324)	(7,967)	(10,986)	(365)	(11,351)
Loans held for sale, at lower of cost or fair value	$2,204,568	$561,358	$2,765,926	$2,166,564	$563,210	$2,729,774
(1) Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business. See "Management's Discussion and Analysis—Results of Operations—Business Volume".

Allowance for Losses

Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held and loans underlying LTSPCs and Farmer Mac Guaranteed Securities.  As of March 31, 2013 and December 31, 2012, Farmer Mac recorded allowances for losses of $14.3 million and $16.9 million, respectively. No allowance for losses has been provided for the USDA Guarantees and Rural Utilities lines of business and Farm & Ranch AgVantage securities as of March 31, 2013 and December 31, 2012.  See Note 1(b), Note 3 and Note 6 for more information about Farmer Mac Guaranteed Securities.  Farmer Mac's allowance for losses is presented in two components on its consolidated balance sheets:

•	an "Allowance for loan losses" on loans held; and

•	a "Reserve for losses" on loans underlying LTSPCs and Farmer Mac Guaranteed Securities.

The following is a summary of the changes in the allowance for losses for the three months ended March 31, 2013 and 2012:

	March 31, 2013			March 31, 2012
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
For the Three Months Ended:
Beginning Balance	$11,351	$5,539	$16,890	$10,161	$7,355	$17,516
Provision for losses	430	746	1,176	420	30	450
Charge-offs	(3,814)	—	(3,814)	—	—	—
Ending Balance	$7,967	$6,285	$14,252	$10,581	$7,385	$17,966

During first quarter 2013, Farmer Mac recorded provisions to its allowance for loan losses of $0.4 million and provisions to its reserve for losses of $0.7 million. The increased provisions recorded during first quarter 2013 were primarily attributable to increased estimated probable losses inherent in Farmer Mac's non-ethanol related Ag. Storage and Processing loans. Farmer Mac also recorded charge-offs of
$3.8 million to its allowance for loan losses during first quarter 2013. The charge-offs recorded in first quarter 2013 included a $3.6 million charge-off related to one ethanol loan that transitioned to REO during the quarter and for which Farmer Mac had previously provided a specific allowance. During first quarter 2012, Farmer Mac recorded provisions to its allowance for loan losses of $0.4 million and provisions to its reserve for losses of $30,000. Farmer Mac recorded no charge-offs to its allowance for losses during first quarter 2012.

The following tables present the changes in the allowance for losses for the three months ended March 31, 2013 and 2012 by commodity type:

	For the Three Months Ended March 31, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Beginning Balance	$2,589	$2,316	$1,534	$784	$9,661	$6	$16,890
Provision for/(release of) losses	28	199	53	(51)	935	12	1,176
Charge-offs	—	(189)	—	—	(3,625)	—	(3,814)
Ending Balance	$2,617	$2,326	$1,587	$733	$6,971	$18	$14,252

	For the three Months Ended March 31, 2012
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Beginning Balance	$4,133	$3,365	$685	$1,223	$8,106	$4	$17,516
Provision for/(release of) losses	133	117	(49)	252	(6)	3	450
Charge-offs	—	—	—	—	—	—	—
Ending Balance	$4,266	$3,482	$636	$1,475	$8,100	$7	$17,966

The following tables present the ending balances of loans held and loans underlying LTSPCs and Farmer Mac Guaranteed Securities and the related allowance for losses by impairment method and commodity type as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$999,390	$245,448	$264,593	$48,215	$43,450	$—	$1,601,096
Off-balance sheet	1,197,974	569,230	973,358	128,349	177,488	9,993	3,056,392
Total	$2,197,364	$814,678	$1,237,951	$176,564	$220,938	$9,993	$4,657,488
Individually evaluated for impairment:
On-balance sheet	$31,342	$47,429	$13,667	$10,895	$—	$115	$103,448
Off-balance sheet	6,894	7,022	4,731	2,125	—	901	21,673
Total	$38,236	$54,451	$18,398	$13,020	$—	$1,016	$125,121
Total Farm & Ranch loans:
On-balance sheet	$1,030,732	$292,877	$278,260	$59,110	$43,450	$115	$1,704,544
Off-balance sheet	1,204,868	576,252	978,089	130,474	177,488	10,894	3,078,065
Total	$2,235,600	$869,129	$1,256,349	$189,584	$220,938	$11,009	$4,782,609
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$1,485	$499	$478	$45	$2,281	$—	$4,788
Off-balance sheet	395	210	656	48	4,690	4	6,003
Total	$1,880	$709	$1,134	$93	$6,971	$4	$10,791
Individually evaluated for impairment:
On-balance sheet	$688	$1,547	$328	$616	$—	$—	$3,179
Off-balance sheet	49	70	125	24	—	14	282
Total	$737	$1,617	$453	$640	$—	$14	$3,461
Total Farm & Ranch loans:
On-balance sheet	$2,173	$2,046	$806	$661	$2,281	$—	$7,967
Off-balance sheet	444	280	781	72	4,690	18	6,285
Total	$2,617	$2,326	$1,587	$733	$6,971	$18	$14,252

	As of December 31, 2012
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$977,564	$260,047	$268,869	$50,287	$42,812	$—	$1,599,579
Off-balance sheet	1,169,710	584,880	1,002,164	136,482	144,637	11,000	3,048,873
Total	$2,147,274	$844,927	$1,271,033	$186,769	$187,449	$11,000	$4,648,452
Individually evaluated for impairment:
On-balance sheet	$22,002	$29,647	$11,511	$12,660	$4,337	$115	$80,272
Off-balance sheet	2,073	7,958	5,197	2,436	—	901	18,565
Total	$24,075	$37,605	$16,708	$15,096	$4,337	$1,016	$98,837
Total Farm & Ranch loans:
On-balance sheet	$999,566	$289,694	$280,380	$62,947	$47,149	$115	$1,679,851
Off-balance sheet	1,171,783	592,838	1,007,361	138,918	144,637	11,901	3,067,438
Total	$2,171,349	$882,532	$1,287,741	$201,865	$191,786	$12,016	$4,747,289
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$1,406	$586	$499	$46	$2,265	$—	$4,802
Off-balance sheet	476	215	680	57	3,996	5	5,429
Total	$1,882	$801	$1,179	$103	$6,261	$5	$10,231
Individually evaluated for impairment:
On-balance sheet	$684	$1,465	$335	$665	$3,400	$—	$6,549
Off-balance sheet	23	50	20	16	—	1	110
Total	$707	$1,515	$355	$681	$3,400	$1	$6,659
Total Farm & Ranch loans:
On-balance sheet	$2,090	$2,051	$834	$711	$5,665	$—	$11,351
Off-balance sheet	499	265	700	73	3,996	6	5,539
Total	$2,589	$2,316	$1,534	$784	$9,661	$6	$16,890

The following tables present by commodity type the unpaid principal balances, recorded investment, and specific allowance for losses related to impaired loans and the recorded investment in loans on nonaccrual status as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$18,255	$23,574	$6,800	$1,934	$—	$—	$50,563
Unpaid principal balance	18,027	23,428	6,659	1,914	—	—	50,028
With a specific allowance:
Recorded investment	20,896	31,692	12,008	11,202	—	1,022	76,820
Unpaid principal balance	20,209	31,023	11,739	11,106	—	1,016	75,093
Associated allowance	737	1,617	453	640	—	14	3,461
Total:
Recorded investment	39,151	55,266	18,808	13,136	—	1,022	127,383
Unpaid principal balance	38,236	54,451	18,398	13,020	—	1,016	125,121
Associated allowance	737	1,617	453	640	—	14	3,461

Recorded investment of loans on nonaccrual status (1)	$10,582	$15,358	$4,024	$6,722	$—	$—	$36,686
(1) Includes $4.5 million of loans that are less than 90 days delinquent but which have not met Farmer Mac's performance criteria for returning to accrual status.

	As of December 31, 2012
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$7,295	$11,652	$7,644	$3,140	$—	$907	$30,638
Unpaid principal balance	7,247	11,509	7,489	3,090	—	901	30,236
With a specific allowance:
Recorded investment	17,214	26,567	9,360	12,118	4,337	117	69,713
Unpaid principal balance	16,829	26,095	9,219	12,007	4,337	114	68,601
Associated allowance	706	1,515	355	682	3,400	1	6,659
Total:
Recorded investment	24,509	38,219	17,004	15,258	4,337	1,024	100,351
Unpaid principal balance	24,076	37,604	16,708	15,097	4,337	1,015	98,837
Associated allowance	706	1,515	355	682	3,400	1	6,659

Recorded investment of loans on nonaccrual status (1)	$11,888	$15,789	$5,141	$8,180	$4,337	$—	$45,335
(1) Includes $15.7 million of loans that are less than 90 days delinquent but which have not met Farmer Mac's performance criteria for returning to accrual status.

The following table presents by commodity type the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Average recorded investment in impaired loans	$31,830	$46,743	$17,906	$14,197	$2,169	$1,023	$113,868
Income recognized on impaired loans	342	374	154	194	—	—	1,064

	For the Three Months Ended March 31, 2012
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Average recorded investment in impaired loans	$27,676	$34,003	$12,303	$15,729	$5,121	$1,037	$95,869
Income recognized on impaired loans	87	280	62	104	—	—	533

When particular criteria are met, such as the default of the borrower, Farmer Mac becomes entitled to purchase the defaulted loans underlying Farmer Mac Guaranteed Securities (commonly referred to as "removal-of-account" provisions).  Farmer Mac records all such defaulted loans at their unpaid principal balance during the period in which Farmer Mac becomes entitled to purchase the loans and therefore regains effective control over the transferred loans. In accordance with the terms of all LTSPCs, Farmer Mac acquires loans that are either 90 days or 120 days delinquent (depending on the provisions of the applicable agreement) upon the request of the counterparty. Subsequent to the purchase, these defaulted loans are treated as nonaccrual loans and, therefore, interest is accounted for on the cash basis.  Any decreases in expected cash flows are recognized as impairment.

During the three months ended March 31, 2013, Farmer Mac purchased two defaulted loans having an unpaid principal balance of $0.1 million from pools underlying Farm & Ranch Guaranteed Securities and LTSPCs.  During the three months ended March 31, 2012, Farmer Mac purchased one defaulted loan having an unpaid principal balance of $0.7 million from pools underlying Farm & Ranch Guaranteed Securities and LTSPCs.

The following tables present information related to Farmer Mac's acquisition of defaulted loans for the three months ended March 31, 2013 and 2012 and the outstanding balances and carrying amounts of all such loans as of March 31, 2013 and December 31, 2012:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Unpaid principal balance at acquisition date:
Loans underlying LTSPCs	$37	$—
Loans underlying Farmer Mac Guaranteed Securities	103	729
Total unpaid principal balance at acquisition date	140	729
Contractually required payments receivable	143	732
Impairment recognized subsequent to acquisition	386	15
Recovery/release of allowance for defaulted loans	50	40

	March 31, 2013	December 31, 2012
	(in thousands)
Outstanding balance	$34,166	$41,737
Carrying amount	29,870	33,798

Net credit losses and 90-day delinquencies as of and for the periods indicated for loans held and loans underlying Farm & Ranch Guaranteed Securities and LTSPCs are presented in the table below. Information is not presented for loans underlying Farm & Ranch AgVantage securities and the USDA Guarantees and Rural Utilities lines of business.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.

As of March 31, 2013, there were no probable losses inherent in Farmer Mac's AgVantage securities due to the credit quality of the obligors, as well as the underlying collateral.  To date, Farmer Mac has not experienced any credit losses on any Farm & Ranch AgVantage securities. The USDA-guaranteed portions presented as USDA Guaranteed Securities, as well as those that collateralize Farmer Mac Guaranteed Securities, are guaranteed by the USDA. Each USDA guarantee is an obligation backed by the full faith and credit of the United States. As of March 31, 2013, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any of those USDA Guaranteed Securities or Farmer Mac Guaranteed Securities. As of March 31, 2013, there were no delinquencies and no probable losses inherent in the Farmer Mac's rural utilities loans held or in any Farmer Mac Guaranteed Securities – Rural Utilities.  As of March 31, 2013, Farmer Mac has not experienced any credit losses on any of those loans or securities.

	90-Day Delinquencies (1)		Net Credit Losses
	As of		For the Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2013	March 31, 2012
	(in thousands)
On-balance sheet assets:
Farm & Ranch:
Loans	$32,198	$29,592	$3,810	$—
Total on-balance sheet	$32,198	$29,592	$3,810	$—
Off-balance sheet assets:
Farm & Ranch:
LTSPCs	$7,465	$3,671	$—	$—
Total off-balance sheet	$7,465	$3,671	$—	$—
Total	$39,663	$33,263	$3,810	$—

(1)
Includes loans and loans underlying Farm & Ranch Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, restructured after delinquency, and in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

Of the $32.2 million and $29.6 million of on-balance sheet loans reported as 90-day delinquencies as of March 31, 2013 and December 31, 2012, respectively, $11.3 million and $4.6 million, respectively, are loans subject to "removal-of-account" provisions.

Credit Quality Indicators

Farmer Mac analyzes credit risk related to loans held and loans underlying LTSPCs and Farm & Ranch Guaranteed Securities (excluding AgVantage securities) based on internally assigned loan scores (i.e., risk ratings) that are derived by taking into consideration such factors as historical repayment performance, indicators of current financial condition, loan seasoning, loan size, and loan-to-value ratio. Loans are then classified into one of the following asset categories based on their underlying risk rating: acceptable; other assets especially mentioned; and substandard. Farmer Mac believes this analysis provides meaningful information regarding the credit risk profile of its Farm & Ranch portfolio as of each quarterly reporting period end date.

Farmer Mac also uses 90-day delinquency information to evaluate its credit risk exposure on these assets because historically it has been the best measure of borrower credit quality deterioration. Most of the loans held and underlying LTSPCs and Farm & Ranch Guaranteed Securities have annual (January 1) or semi-annual (January 1 and July 1) payment dates and are supported by less frequent and less predictable revenue sources, such as the cash flows generated from the maturation of crops, sales of livestock, and government farm support programs.  Taking into account the reduced frequency of payment due dates and revenue sources, Farmer Mac considers 90-day delinquency to be the most significant observation point when evaluating delinquency information.

The following tables present credit quality indicators related to loans held and loans underlying LTSPCs and Farm & Ranch Guaranteed Securities (excluding AgVantage securities) as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade (1)
On-balance sheet:
Acceptable	$970,854	$226,463	$251,822	$45,379	$13,258	$—	$1,507,776
Other assets especially mentioned ("OAEM") (2)	28,572	18,401	12,771	2,836	10,201	—	72,781
Substandard (2)	31,306	48,013	13,667	10,895	19,991	115	123,987
Total on-balance sheet	$1,030,732	$292,877	$278,260	$59,110	$43,450	$115	$1,704,544
Off-Balance Sheet:
Acceptable	$1,175,751	$551,729	$907,719	$122,724	$147,942	$9,287	$2,915,152
Other assets especially mentioned ("OAEM") (2)	8,255	8,574	35,532	3,381	7,201	598	63,541
Substandard (2)	20,862	15,949	34,838	4,369	22,345	1,009	99,372
Total off-balance sheet	$1,204,868	$576,252	$978,089	$130,474	$177,488	$10,894	$3,078,065
Total Ending Balance:
Acceptable	$2,146,605	$778,192	$1,159,541	$168,103	$161,200	$9,287	$4,422,928
Other assets especially mentioned ("OAEM") (2)	36,827	26,975	48,303	6,217	17,402	598	136,322
Substandard (2)	52,168	63,962	48,505	15,264	42,336	1,124	223,359
Total	$2,235,600	$869,129	$1,256,349	$189,584	$220,938	$11,009	$4,782,609

Commodity analysis of past due loans (1)
On-balance sheet	$3,828	$16,961	$6,905	$4,385	$—	$119	$32,198
Off-balance sheet	4,275	42	2,876	272	—	—	7,465
90-days or more past due	$8,103	$17,003	$9,781	$4,657	$—	$119	$39,663

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)
Assets in the OAEM category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.  Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of December 31, 2012
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade (1)
On-balance sheet:
Acceptable	$947,097	$226,253	$252,525	$48,156	$11,972	$—	$1,486,003
Other assets especially mentioned ("OAEM") (2)	30,466	33,794	16,344	2,131	19,981	—	102,716
Substandard (2)	22,003	29,647	11,511	12,660	15,196	115	91,132
Total on-balance sheet	$999,566	$289,694	$280,380	$62,947	$47,149	$115	$1,679,851
Off-Balance Sheet
Acceptable	$1,143,790	$567,064	$922,254	$130,557	$114,983	$10,287	$2,888,935
Other assets especially mentioned ("OAEM") (2)	10,459	5,068	40,410	3,220	23,372	592	83,121
Substandard (2)	17,534	20,706	44,697	5,141	6,282	1,022	95,382
Total off-balance sheet	$1,171,783	$592,838	$1,007,361	$138,918	$144,637	$11,901	$3,067,438
Total Ending Balance:
Acceptable	$2,090,887	$793,317	$1,174,779	$178,713	$126,955	$10,287	$4,374,938
Other assets especially mentioned ("OAEM") (2)	40,925	38,862	56,754	5,351	43,353	592	185,837
Substandard (2)	39,537	50,353	56,208	17,801	21,478	1,137	186,514
Total	$2,171,349	$882,532	$1,287,741	$201,865	$191,786	$12,016	$4,747,289

Commodity analysis of past due loans (1)
On-balance sheet	$3,971	$10,756	$4,389	$6,022	$4,337	$117	$29,592
Off-balance sheet	697	45	2,833	96	—	—	3,671
90-days or more past due	$4,668	$10,801	$7,222	$6,118	$4,337	$117	$33,263

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)
Assets in the OAEM category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.  Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

Concentrations of Credit Risk

The following table sets forth the geographic and commodity/collateral diversification, as well as the range of original loan-to-value ratios, for all loans held and loans underlying Farm & Ranch Guaranteed Securities (excluding AgVantage securities) and LTSPCs as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)
By commodity/collateral type:
Crops	$2,235,600	$2,171,349
Permanent plantings	869,129	882,532
Livestock	1,256,349	1,287,741
Part-time farm	189,584	201,865
Ag. Storage and Processing (including ethanol facilities)	220,938	191,786
Other	11,009	12,016
Total	$4,782,609	$4,747,289
By geographic region (1):
Northwest	$464,878	$840,693
Southwest	1,742,298	1,781,822
Mid-North	1,411,917	989,903
Mid-South	569,876	504,914
Northeast	250,982	261,756
Southeast	342,658	368,201
Total	$4,782,609	$4,747,289
By original loan-to-value ratio:
0.00% to 40.00%	$1,219,929	$1,338,715
40.01% to 50.00%	923,067	851,980
50.01% to 60.00%	1,345,849	1,296,225
60.01% to 70.00%	1,132,798	1,091,427
70.01% to 80.00%	118,843	122,259
80.01% to 90.00%	42,123	46,683
Total	$4,782,609	$4,747,289

(1)
Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN). Some states have been reclassified to different regions compared to prior periods.

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

Farmer Mac offers two credit enhancement alternatives to direct loan purchases that allow approved lenders the ability to retain the cash flow benefits of their loans and increase their liquidity and lending capacity: (1) Farmer Mac Guaranteed Securities, which are available through the Farm & Ranch, the USDA Guarantees, or the Rural Utilities lines of business, and (2) LTSPCs, which are available through the Farm & Ranch or the USDA Guarantees lines of business. For securitization trusts where Farmer Mac is the primary beneficiary, as described in Note 1(g), the trust assets and liabilities are included on Farmer Mac's consolidated balance sheet. Upon consolidation, Farmer Mac eliminates the portion of the guarantee and commitment fees receivable and guarantee and commitment obligations related to the consolidated trusts. For the remainder of these transactions, or in the event of deconsolidation, both of these alternatives result in the creation of off-balance sheet obligations for Farmer Mac. Farmer Mac accounts for these transactions and other financial guarantees in accordance with accounting guidance on accounting for guarantees. Farmer Mac records, at the inception of a guarantee, a liability for the fair value of its obligation to stand ready to perform under the terms of each guarantee and an asset that is equal to the fair value of the fees that will be received over the life of each guarantee. The fair values of the guarantee obligation and asset at inception are based on the present value of expected cash flows using management's best estimate of certain key assumptions, which include prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. Because the cash flows of these instruments may be interest rate path dependent, these values and projected discount rates are derived using a Monte Carlo simulation model. The guarantee obligation and corresponding asset are subsequently amortized into guarantee and commitment fee income in relation to the decline in the unpaid principal balance on the underlying agricultural real estate mortgage and rural utilities loans.

Off-Balance Sheet Farmer Mac Guaranteed Securities

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of March 31, 2013 and December 31, 2012, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans:

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	March 31, 2013	December 31, 2012
	(in thousands)
Farm & Ranch:
Farmer Mac Guaranteed Securities - AgVantage	$970,000	$970,000
Farmer Mac Guaranteed Securities	856,500	911,370
USDA Guarantees:
Farmer Mac Guaranteed Securities	25,581	29,658
Rural Utilities:
Farmer Mac Guaranteed Securities - AgVantage	12,669	12,669
Total off-balance sheet Farmer Mac Guaranteed Securities	$1,864,750	$1,923,697

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  The following table summarizes the significant cash flows received from and paid to trusts used for Farmer Mac securitizations:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Proceeds from new securitizations	$25,042	$3,380
Guarantee fees received	992	714
Purchases of assets from the trusts	(103)	(729)

Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $15.2 million as of March 31, 2013 and $15.8 million as of December 31, 2012. As of March 31, 2013 and December 31, 2012, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 13.2 years and 13.4 years, respectively.  As of March 31, 2013 and December 31, 2012, the weighted-average remaining maturity of the off-balance sheet AgVantage securities was 4.2 years and 4.7 years.

Long-Term Standby Purchase Commitments

An LTSPC is a commitment by Farmer Mac to purchase eligible loans from an identified pool of loans under enumerated circumstances, either for cash or in exchange for Farm & Ranch Guaranteed Securities, on one or more undetermined future dates.  As consideration for its assumption of the credit risk on loans underlying an LTSPC, Farmer Mac receives a commitment fee payable monthly in arrears in an amount approximating what would have been the guarantee fee if the transaction were structured as a swap for Farmer Mac Guaranteed Securities.

The maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties or collateral for the underlying loans, was $2.2 billion as of both March 31, 2013 and December 31, 2012.

As of March 31, 2013 and December 31, 2012, the weighted-average remaining maturity of all loans underlying LTSPCs was 13.7 years and 13.6 years, respectively.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the consolidated balance sheet.  This liability approximated $23.7 million as of March 31, 2013 and $22.0 million as of December 31, 2012.

7.	EQUITY

Common Stock

Farmer Mac has three classes of common stock outstanding:

•
Class A voting common stock, which may be held only by banks, insurance companies and other financial institutions or similar entities that are not institutions of the Farm Credit System ("FCS").  By federal statute, no holder of Class A voting common stock may directly or indirectly be a beneficial owner of more than 33 percent of the outstanding shares of Class A voting common stock;

•	Class B voting common stock, which may be held only by institutions of the FCS. There are no restrictions on the maximum holdings of Class B voting common stock; and

•	Class C non-voting common stock, which has no ownership restrictions.

During first quarter 2013, Farmer Mac paid a quarterly dividend of $0.12 per share on all classes of the Corporation's common stock. During 2012, Farmer Mac paid quarterly dividends of $0.10 per share on the Corporation's common stock.  Farmer Mac's ability to declare and pay a dividend could be restricted if it failed to comply with regulatory capital requirements.

Preferred Stock

On January 17, 2013, Farmer Mac issued 2.4 million shares of 5.875% Non-Cumulative Preferred Stock, Series A (the "Series A Preferred Stock"). The Series A Preferred Stock has a par value of $25.00 per share, a liquidation preference of $25.00 per share, and an annual dividend rate of 5.875 percent. Dividends on the Series A Preferred Stock are non-cumulative, so dividends that are not declared for a payment date will not accrue. Farmer Mac incurred $1.7 million of direct costs related to the issuance of Series A Preferred Stock. Farmer Mac used the proceeds from the sale of the Series A Preferred Stock to redeem and retire the outstanding shares of Series C Non-Voting Cumulative Preferred Stock ("Series C Preferred Stock"). As of March 31, 2013, Farmer Mac had 2.4 million shares of Series A Preferred Stock outstanding and no shares of Series C Preferred Stock outstanding. As of December 31, 2012, Farmer Mac had 57,578 shares of Series C Preferred Stock outstanding. Prior to its redemption, dividends on Series C Preferred Stock compounded quarterly at an annual rate of 5.0 percent of the then-applicable liquidation preference per share, with the annual rate scheduled to increase to (1) 7.0 percent on January 1 following the fifth anniversary of the applicable issue date and (2) 9.0 percent on January 1 following the tenth anniversary of the applicable issue date.

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

Dividends on the Farmer Mac II LLC Preferred Stock will be payable if, when and as declared by Farmer Mac II LLC's board of directors, quarterly, on a non-cumulative basis, on March 30, June 30, September 30, and December 30 of each year.  For each quarterly period from the date of issuance to but excluding the payment date occurring on March 30, 2015, the dividend rate on the Farmer Mac II LLC Preferred Stock will be 8.875 percent per annum.  For each quarterly period from March 30, 2015 to but excluding the payment date occurring on March 30, 2020, the dividend rate on the Farmer Mac II LLC Preferred Stock will be 10.875 percent per annum.  For each quarterly period beginning on March 30, 2020, the dividend rate on the Farmer Mac II LLC Preferred Stock will be an annual rate equal to three-month LIBOR plus 8.211 percent.  Dividends on the Farmer Mac II LLC Preferred Stock are non-cumulative, so dividends that are not declared for a payment date will not accrue.  The Farmer Mac II LLC Preferred Stock is permanent equity of Farmer Mac II LLC and is presented as "Non-controlling interest – preferred stock" within permanent equity on the consolidated balance sheets of Farmer Mac. Farmer Mac II LLC incurred $8.1 million of direct costs related to the issuance of the Farmer Mac II LLC Preferred Stock, which reduced the amount of non-controlling interest – preferred stock.  The accrual of declared dividends is presented as "Net income attributable to non-controlling interest – preferred stock dividends" on the consolidated statements of operations on a pre-tax basis.  The consolidated tax benefit is included in income tax expense. Farmer Mac II LLC may redeem the preferred stock on March 30 of 2015, 2016, 2017, 2018, and 2019 and on any payment date on or after March 30, 2020, in whole or in part, at a cash redemption price equal to the liquidation preference.

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

As of March 31, 2013, Farmer Mac's minimum and critical capital requirements were $380.9 million and $190.5 million, respectively, and its actual core capital level was $536.5 million, which was $155.6 million above the minimum capital requirement and $346.0 million above the critical capital requirement as of that date.  As of December 31, 2012, Farmer Mac's minimum and critical capital requirements were $374.0 million and $187.0 million, respectively, and its actual core capital level was $519.0 million, which was $145.0 million above the minimum capital requirement and $332.0 million above the critical capital requirement as of that date.

Based on the risk-based capital stress test, Farmer Mac's risk-based capital requirement as of March 31, 2013 was $66.5 million, and Farmer Mac's regulatory capital (core capital plus the allowance for losses) of $550.7 million exceeded that amount by approximately $484.2 million.  As of December 31, 2012, Farmer Mac's risk-based capital requirement was $58.1 million, and Farmer Mac's regulatory capital of $535.9 million exceeded that amount by approximately $477.8 million.

8.	FAIR VALUE DISCLOSURES

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price).
In determining fair value, Farmer Mac uses various valuation approaches, including market and income based approaches.  The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  When available, the fair value of Farmer Mac's financial instruments is based on quoted market prices, valuation techniques that use observable market-based inputs or unobservable inputs that are corroborated by market data.  Pricing information obtained from third parties is internally validated for reasonableness prior to use in the consolidated financial statements.

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

Farmer Mac classifies its estimates of fair value for ARCs as Level 3 measurements. During first quarter 2013 and 2012, Farmer Mac used unadjusted quotes from a broker specializing in these types of securities to determine the estimated fair value of these investments as of each quarter end. Through discussions with the broker, Farmer Mac gained an understanding of the assumptions underlying the broker quotes and independently benchmarked those quotes against other dealer price indications. Farmer Mac believes the broker quotes are the best indication of fair value as of the measurement date although there is uncertainty regarding the ability to transact at such levels. Considering there is no active secondary market for these securities, although limited observable transactions do occasionally occur, price quotes vary significantly among dealers or independent pricing services, if provided at all, and there is little transparency in the price determination, Farmer Mac believes these measurements are appropriately classified as Level 3.

Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period.  There were no transfers within the fair value hierarchy for fair value measurements of Farmer Mac's investment securities during the first three months of 2013 and 2012.

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

Farmer Mac made no transfers within the fair value hierarchy for fair value measurements of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities during the first three months of 2013 and 2012.

Financial Derivatives

The fair value of exchange-traded U.S. Treasury futures is based on unadjusted quoted prices for identical financial instruments.  Farmer Mac classifies these fair value measurements as Level 1.

Farmer Mac's derivative portfolio consists primarily of interest rate swaps and forward sales contracts on the debt of other GSEs.  Farmer Mac estimates the fair value of these financial instruments primarily based upon the counterparty valuations.  Farmer Mac internally values its derivative portfolio using a discounted cash flow valuation technique and obtains a secondary valuation for certain interest rate swaps to corroborate the counterparty valuations.  Farmer Mac also regularly reviews the counterparty valuations as part of the collateral exchange process.  Farmer Mac classifies these fair value measurements as Level 2.

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

During first quarter 2013, Farmer Mac observed an increasing trend in the use of the overnight index swap ("OIS") curve by other market participants to value certain collateralized interest rate swap agreements. As a result, Farmer Mac concluded that the OIS curve was a more appropriate curve to use to discount the cash flows on certain collateralized interest rate swaps as of March 31, 2013. The impact of this change was not significant.

As of March 31, 2013, the consideration of credit risk, Farmer Mac's and the counterparties, resulted in an adjustment of $0.7 million to the valuations of Farmer Mac's derivative portfolio. As of December 31, 2012, the consideration of credit risk, Farmer Mac's and the counterparties, resulted in an adjustment of $0.6 million to the valuations of Farmer Mac's derivative portfolio. See Note 1(c) and Note 4 for further information regarding Farmer Mac's derivative portfolio.

Nonrecurring Fair Value Measurements and Classification

Loans Held-for-Sale

Loans held for sale are reported at the lower of cost or fair value in the consolidated balance sheets. Farmer Mac internally models the fair value of loans by discounting the projected cash flows of these instruments at projected interest rates.  The fair values are based on the present value of expected cash flows using management's best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  The fair values of these instruments are classified as level 3 measurements.  As of March 31, 2013, Farmer Mac had no loans classified as held for sale. As of December 31, 2012, Farmer Mac recorded an adjustment of $5.9 million to report loans held for sale at the lower of cost or fair value.

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

Fair Value Classification and Transfers

 As of March 31, 2013, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $6.8 billion whose fair values were estimated by management in the absence of readily determinable fair values.  These financial instruments measured as Level 3 represented 53 percent of total assets and 74 percent of financial instruments measured at fair value as of March 31, 2013.
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

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2013 and December 31, 2012, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Assets and Liabilities Measured at Fair Value as of March 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$65,213	$65,213
Floating rate asset-backed securities	—	146,678	—	146,678
Fixed rate asset-backed securities	—	2,980	—	2,980
Floating rate corporate debt securities	—	91,804	—	91,804
Fixed rate corporate debt securities	—	62,357	—	62,357
Floating rate Government/GSE guaranteed mortgage-backed securities	—	687,745	233	687,978
Fixed rate GSE guaranteed mortgage-backed securities	—	1,704	—	1,704
Floating rate GSE subordinated debt	—	63,151	—	63,151
Fixed rate GSE preferred stock	—	86,792	—	86,792
Fixed rate taxable municipal bonds	—	8,597	—	8,597
Floating rate senior agency debt	—	50,048	—	50,048
Fixed rate senior agency debt	—	119,621	—	119,621
Fixed rate U.S. Treasuries	909,264	—	—	909,264
Total available-for-sale	909,264	1,321,477	65,446	2,296,187
Trading:
Floating rate asset-backed securities	—	—	1,129	1,129
Total trading	—	—	1,129	1,129
Total Investment Securities	909,264	1,321,477	66,575	2,297,316
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farm & Ranch	—	—	3,528,520	3,528,520
USDA Guarantees	—	—	27,198	27,198
Rural Utilities	—	—	1,544,362	1,544,362
Total Farmer Mac Guaranteed Securities	—	—	5,100,080	5,100,080
USDA Guaranteed Securities:
Available-for-sale	—	—	1,569,160	1,569,160
Trading	—	—	87,271	87,271
Total USDA Guaranteed Securities	—	—	1,656,431	1,656,431
Financial derivatives	13	26,241	—	26,254
Total Assets at fair value	$909,277	$1,347,718	$6,823,086	$9,080,081
Liabilities:
Financial derivatives	$—	$133,306	$532	$133,838
Total Liabilities at fair value	$—	$133,306	$532	$133,838
Nonrecurring:
Assets:
Loans held for investment	—	—	5,939	5,939
REO	—	—	2,232	2,232
Total Nonrecurring Assets at fair value	$—	$—	$8,171	$8,171

Assets and Liabilities Measured at Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$63,159	$63,159
Floating rate asset-backed securities	—	151,044	—	151,044
Fixed rate asset-backed securities	—	6,501	—	6,501
Floating rate corporate debt securities	—	76,763	—	76,763
Fixed rate corporate debt	—	52,416	—	52,416
Floating rate Government/GSE guaranteed mortgage-backed securities	—	712,859	—	712,859
Fixed rate GSE guaranteed mortgage-backed securities	—	2,065	—	2,065
Floating rate GSE subordinated debt	—	57,431	—	57,431
Fixed rate commercial paper	—	—	—	—
Fixed rate GSE preferred stock	—	87,086	—	87,086
Floating rate senior agency debt	—	50,055	—	50,055
Fixed rate senior agency debt	—	73,114	—	73,114
Fixed rate U.S. Treasuries	1,165,889	—	—	1,165,889
Total available-for-sale	1,165,889	1,269,334	63,159	2,498,382
Trading:
Floating rate asset-backed securities	—	—	1,247	1,247
Total trading	—	—	1,247	1,247
Total Investment Securities	1,165,889	1,269,334	64,406	2,499,629
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farm & Ranch	—	—	3,426,489	3,426,489
USDA Guarantees	—	—	26,681	26,681
Rural Utilities	—	—	1,313,088	1,313,088
Total Farmer Mac Guaranteed Securities	—	—	4,766,258	4,766,258
USDA Guaranteed Securities:
Available-for-sale	—	—	1,486,595	1,486,595
Trading	—	—	104,188	104,188
Total USDA Guaranteed Securities	—	—	1,590,783	1,590,783
Financial derivatives	—	31,173	—	31,173
Total Assets at fair value	$1,165,889	$1,300,507	$6,421,447	$8,887,843
Liabilities:
Financial derivatives	$12	$149,979	$691	$150,682
Total Liabilities at fair value	$12	$149,979	$691	$150,682
Nonrecurring:
Assets:
Loans held for sale	$—	$—	$657,154	$657,154
Loans held for investment	—	—	8,130	8,130
REO	—	—	1,704	1,704
Total Nonrecurring Assets at fair value	$—	$—	$666,988	$666,988

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which Farmer Mac has used significant unobservable inputs to determine fair value. Net transfers in and/or out of Level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period.

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended March 31, 2013
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/ (Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$63,159	$—	$—	$—	$—	$2,054	$65,213
Floating rate Government/GSE guaranteed mortgage-backed securities	—	233	—	—	—	—	233
Total available-for-sale	63,159	233	—	—	—	2,054	65,446
Trading:
Floating rate asset-backed securities (1)	1,247	—	—	(314)	196	—	1,129
Total trading	1,247	—	—	(314)	196	—	1,129
Total Investment Securities	64,406	233	—	(314)	196	2,054	66,575
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farm & Ranch	3,426,489	100,000	—	(9)	(3,138)	5,178	3,528,520
USDA Guarantees	26,681	—	—	(383)	—	900	27,198
Rural Utilities	1,313,088	325,000	—	(77,924)	—	(15,802)	1,544,362
Total Farmer Mac Guaranteed Securities	4,766,258	425,000	—	(78,316)	(3,138)	(9,724)	5,100,080
USDA Guaranteed Securities:
Available-for-sale	1,486,595	122,187	—	(69,202)	—	29,580	1,569,160
Trading (2)	104,188	—	—	(16,931)	14	—	87,271
Total USDA Guaranteed Securities	1,590,783	122,187	—	(86,133)	14	29,580	1,656,431
Total Assets at fair value	$6,421,447	$547,420	$—	$(164,763)	$(2,928)	$21,910	$6,823,086
Liabilities:
Financial derivatives (3)	$(691)	$—	$—	$—	$159	$—	$(532)
Total Liabilities at fair value	$(691)	$—	$—	$—	$159	$—	$(532)

(1)	Unrealized gains are attributable to assets still held as of March 31, 2013 and are recorded in Gains on trading assets.

(2)	Includes unrealized losses of $0.1 million attributable to assets still held as of March 31, 2013 that are recorded in Gains on trading assets.

(3)	Unrealized gains are attributable to liabilities still held as of March 31, 2013 and are recorded in Gains on financial derivatives and hedging activities.

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended March 31, 2012
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/ (Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$60,213	$—	$—	$—	$—	$(1,345)	$58,868
Total available-for-sale	60,213	—	—	—	—	(1,345)	58,868
Trading:
Floating rate asset-backed securities (1)	1,796	—	—	(288)	138	—	1,646
Total Trading	1,796	—	—	(288)	138	—	1,646
Total Investment Securities	62,009	—	—	(288)	138	(1,345)	60,514
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farm & Ranch	2,807,627	200,000	—	(8)	—	604	3,008,223
USDA Guarantees	35,599	—	—	(228)	—	758	36,129
Rural Utilities	1,446,046	—	—	(95,701)	—	(4,836)	1,345,509
Total Farmer Mac Guaranteed Securities	4,289,272	200,000	—	(95,937)	—	(3,474)	4,389,861
USDA Guaranteed Securities:
Available-for-sale	1,279,546	101,725	—	(54,018)	—	1,449	1,328,702
Trading (2)	212,359	—	—	(28,923)	961	—	184,397
Total USDA Guaranteed Securities	1,491,905	101,725	—	(82,941)	961	1,449	1,513,099
Total Assets at fair value	$5,843,186	$301,725	$—	$(179,166)	$1,099	$(3,370)	$5,963,474
Liabilities:
Financial derivatives (3)	$(1,335)	$—	$—	$—	$110	$—	$(1,225)
Total Liabilities at fair value	$(1,335)	$—	$—	$—	$110	$—	$(1,225)

(1)	Unrealized gains are attributable to assets still held as of December 31, 2012 and are recorded in Gains on trading assets.

(2)	Includes unrealized gains of $0.8 million attributable to assets still held as of December 31, 2012 that are recorded in Gains on trading assets.

(3)	Unrealized gains are attributable to liabilities still held as of December 31, 2012 and are recorded in Gains on financial derivatives and hedging activities.

The following tables presents additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in Level 3 of the fair value hierarchy as of March 31, 2013 and December 31, 2012:

	March 31, 2013
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$65,213	Indicative bids	Range of broker quotes	82.0% - 93.0% (88.0%)
Floating rate asset-backed securities	$1,129	Discounted cash flow	Discount rate	11.9% - 19.4% (15.9%)
			CPR	10%
Floating rate Government/GSE guaranteed mortgage-backed securities	$233	Discounted cash flow	Discount rate	1.6% - 1.6% (1.6%)
			CPR	7%
Farmer Mac Guaranteed Securities:
Farm & Ranch	$3,528,520	Discounted cash flow	Discount rate	0.9% - 3.5% (1.6%)
USDA Guarantees	$27,198	Discounted cash flow	Discount rate	0.8% - 3.3% (1.9%)
			CPR	8% - 18% (15%)
Rural Utilities	$1,544,362	Discounted cash flow	Discount rate	0.8% - 3.0% (1.6%)
USDA Guaranteed Securities	$1,656,431	Discounted cash flow	Discount rate	1.2% - 5.3% (3.1%)
			CPR	0% - 27% (9%)
Liabilities:
Financial Derivatives:
Basis swaps	$532	Discounted cash flow	Discount rate	0.6% - 2.4% (1.3%)
			CPR	12% - 17% (16%)

	December 31, 2012
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$63,159	Indicative bids	Range of broker quotes	82.0% - 90.0% (85.0%)
Floating rate asset-backed securities	$1,247	Discounted cash flow	Discount rate	12.4% - 19.7% (16.2%)
			CPR	10%
Farmer Mac Guaranteed Securities:
Farm & Ranch	$3,426,489	Discounted cash flow	Discount rate	1.1% - 3.4% (1.6%)
USDA Guarantees	$26,681	Discounted cash flow	Discount rate	1.0% - 3.4% (2.1%)
			CPR	8% - 17% (14%)
Rural Utilities	$1,313,088	Discounted cash flow	Discount rate	0.8% - 2.9% (1.6%)
USDA Guaranteed Securities	$1,590,783	Discounted cash flow	Discount rate	1.4% - 5.3% (3.4%)
			CPR	0% - 26% (10%)
Liabilities:
Financial Derivatives:
Basis swaps	$691	Discounted cash flow	Discount rate	1.0% - 3.0% (1.7%)
			CPR	11% - 19% (16%)

The significant unobservable inputs used in the fair value measurements of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities are prepayment rates and discount rates commensurate with the risks involved. Typically, significant increases (decreases) in any of these inputs in isolation may result in materially lower (higher) fair value measurements. Generally, in a rising interest rate environment, Farmer Mac would expect average discount rates to increase and would likely expect a corresponding decrease in forecasted prepayment rates. Conversely, in a declining interest rate environment, Farmer Mac would expect average discount rates to decrease and would likely expect a corresponding increase in forecasted prepayment rates. Prepayment rates are not presented in the table above for the Farm & Ranch and Rural Utilities securities structured as AgVantage securities because they generally do not pay down principal based on amortization schedules but instead typically have fixed maturity dates when the secured general obligations are due.

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities and guarantees and commitments as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$893,387	$893,387	$785,564	$785,564
Investment securities	2,297,316	2,297,316	2,499,629	2,499,629
Farmer Mac Guaranteed Securities	5,100,080	5,100,080	4,766,258	4,766,258
USDA Guaranteed Securities	1,656,431	1,656,431	1,590,783	1,590,783
Loans	2,832,842	2,765,926	2,746,742	2,729,774
Financial derivatives	26,254	26,254	31,173	31,173
Guarantee and commitment fees receivable:
LTSPCs	29,225	24,653	27,805	22,863
Farmer Mac Guaranteed Securities	18,844	17,706	20,432	18,926
Financial liabilities:
Notes payable:
Due within one year	6,552,954	6,543,973	6,573,013	6,567,366
Due after one year	5,128,379	4,978,118	5,202,751	5,034,739
Debt securities of consolidated trusts held by third parties	173,575	167,250	164,910	167,621
Financial derivatives	133,838	133,838	150,682	150,682
Guarantee and commitment obligations:
LTSPCs	28,317	23,745	26,896	21,954
Farmer Mac Guaranteed Securities	16,297	15,160	17,354	15,849

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

Management has determined that the Corporation's operations consist of three reportable segments – Farm & Ranch, USDA Guarantees, and Rural Utilities.  Farmer Mac uses these three segments to generate revenue and manage business risk, and each segment is based on distinct products and distinct business activities.  In addition to these three operating segments, a corporate segment is presented.  That segment represents activity in Farmer Mac's liquidity investment portfolio and other corporate activities.  The segment financial results include directly attributable revenues and expenses.  Corporate charges for administrative expenses that are not directly attributable to an operating segment are allocated based on headcount.

Farmer Mac uses core earnings to measure corporate economic performance and develop financial plans because, in management's view, core earnings is a useful alternative measure in understanding Farmer Mac's economic performance, transaction economics, and business trends.  Core earnings differs from GAAP net income by excluding the effects of fair value accounting guidance, which are not expected to have a permanent effect on capital. Core earnings also differs from GAAP net income by excluding specified infrequent or unusual transactions that Farmer Mac believes are not indicative of future operating results and that may not reflect the trends and economic financial performance of Farmer Mac's core business. This non-GAAP financial measure may not be comparable to similarly labeled non-GAAP financial measures disclosed by other companies.

The financial information presented below reflects the accounts of Farmer Mac and its subsidiaries on a consolidated basis.  Accordingly, the core earnings for Farmer Mac's reportable operating segments will differ from the stand-alone financial statements of Farmer Mac's subsidiaries.  These differences will be due to various factors, including the reversal of unrealized gains and losses related to fair value changes of trading assets and financial derivatives, as well as the allocation of certain expenses such as dividends and interest expense related to the issuance of capital and the incurrence of indebtedness managed at the corporate level.  The allocation of general and administrative expenses that are not directly attributable to an operating segment may also result in differences.  The assets of Farmer Mac's subsidiary Farmer Mac II LLC will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.  As of March 31, 2013, Farmer Mac II LLC held assets with a fair value of $1.7 billion, had debt outstanding of $341.0 million, had preferred stock outstanding with a liquidation preference of $250.0 million, and had $1.0 billion of common stock outstanding held by Farmer Mac.

The following tables present core earnings for Farmer Mac's reportable operating segments and a reconciliation to GAAP net income for the three months ended March 31, 2013 and 2012:

Core Earnings by Business Segment
For the Three Months Ended March 31, 2013
	Farm & Ranch	USDA Guarantees	Rural Utilities	Corporate	Reconciling Adjustments		GAAP Amounts
	(in thousands)
Interest income (1)	$28,814	$13,341	$14,889	$5,734	$(1,280)		$61,498
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(180)	—	—	—	180		—
Interest expense (2)	(12,585)	(10,408)	(11,875)	(1,467)	3,207		(33,128)
Net effective spread	16,049	2,933	3,014	4,267	2,107		28,370
Guarantee and commitment fees	5,800	33	959	—	(180)		6,612
Other income/(expense) (3)	595	200	—	(562)	5,600		5,833
Non-interest income/(loss)	6,395	233	959	(562)	5,420		12,445

Provision for loan losses	(430)	—	—	—	—		(430)

Provision for losses	(746)	—	—	—	—		(746)
Other non-interest expense	(3,972)	(814)	(1,413)	(2,136)	—		(8,335)
Non-interest expense (4)	(4,718)	(814)	(1,413)	(2,136)	—		(9,081)
Core earnings before income taxes	17,296	2,352	2,560	1,569	7,527	(5)	31,304
Income tax (expense)/benefit	(6,053)	(823)	(896)	1,691	(2,635)		(8,716)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	11,243	1,529	1,664	3,260	4,892	(5)	22,588
Preferred stock dividends	—	—	—	(851)	—		(851)
Non-controlling interest - preferred stock dividends	—	—	—	(5,547)	—		(5,547)
Segment core earnings	$11,243	$1,529	$1,664	$(3,138)	$4,892	(5)	$16,190

Total assets at carrying value	$5,309,083	$1,701,413	$2,620,213	$3,261,963	$—		$12,892,672
Total on- and off-balance sheet program assets at principal balance	9,191,809	1,648,105	2,597,948	—	—		13,437,862

(1)	Includes reconciling adjustments for the amortization of premiums and discounts on assets consolidated at fair value to reflect core earnings amounts.

(2)
Based on effective funding cost determined for each operating segment, including expenses related to interest rate swaps not designated as hedges, which are included in "Gains on financial derivatives and hedging activities" on the GAAP financial statements.

(3)
Includes reconciling adjustments for the reclassification of expenses related to interest rate swaps not designated as hedges and fair value adjustments on financial derivatives and trading assets. Also includes a reconciling adjustment related to the recognition of deferred gains over the estimated lives of certain Farmer Mac Guaranteed Securities and USDA Guaranteed Securities.

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

(2)
Based on effective funding cost determined for each operating segment, including expenses related to interest rate swaps, which are included in "Gains on financial derivatives and hedging activities" on the GAAP financial statements.

(3)
Includes reconciling adjustments for the reclassification of yield maintenance income, expenses related to interest rate swaps and fair value adjustments on financial derivatives and trading assets. Also includes a reconciling adjustment related to the recognition of deferred gains over the estimated lives of certain Farmer Mac Guaranteed Securities and USDA Guaranteed Securities.

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

Financial information included in this report is consolidated to include the accounts of Farmer Mac and its subsidiaries, Farmer Mac Mortgage Securities Corporation and Farmer Mac II LLC. Farmer Mac II LLC is a Delaware limited liability company that operates substantially all of Farmer Mac's USDA Guarantees line of business – primarily the acquisition of USDA Guaranteed Securities. The business operations of Farmer Mac II LLC began in January 2010. Since then, Farmer Mac has operated only that part of the USDA Guarantees line of business that involves the issuance of Farmer Mac Guaranteed Securities to investors other than Farmer Mac or Farmer Mac II LLC. Although Farmer Mac II LLC may issue securities in these transactions, Farmer Mac II LLC does not guarantee any USDA Securities it holds or any Farmer Mac Guaranteed Securities issued by Farmer Mac or Farmer Mac II LLC.

This discussion and analysis of financial condition and results of operations should be read together with: (1) the interim unaudited consolidated financial statements and the related notes that appear elsewhere in this report; and (2) Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 18, 2013.

The discussion below is not necessarily indicative of future results.

Forward-Looking Statements

Some statements made in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 pertaining to management's current expectations as to Farmer Mac's future financial results, business prospects, and business developments.  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements. These statements typically are accompanied by, and identified with, terms such as "anticipates," "believes," "expects," "intends," "should," and similar phrases.  The following management's discussion and analysis includes forward-looking statements addressing Farmer Mac's:

•	prospects for earnings;

•	prospects for growth in business volume;

•	trends in net interest income and net effective spread;

•	trends in portfolio credit quality, delinquencies, and provisions for losses;

•	trends in expenses;

•	trends in investment securities;

•	prospects for asset impairments and allowance for losses;

•	changes in capital position; and

•	other business and financial matters.

Management's expectations for Farmer Mac's future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties.  Various factors or events could cause Farmer Mac's actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under "Risk Factors" in Part 1, Item 1A of Farmer Mac's Annual Report on From 10-K for the year ended December 31, 2012 filed on March 18, 2013, as well as uncertainties regarding:

•	the availability to Farmer Mac and Farmer Mac II LLC of debt financing and, if available, the reasonableness of rates and terms;

•	legislative or regulatory developments that could affect Farmer Mac or its sources of business, including but not limited to:

◦	developments related to agricultural policies and programs contained in the current Farm Bill (the Food, Conservation and Energy Act of 2008), which is currently scheduled to expire in September 2013,

◦	reduced funding for agricultural policies and programs as a result of federal budget cuts, such as programs affecting USDA-guaranteed loans or agricultural inspection; or

◦	changes in policies related to renewable fuel standards and the use of ethanol as a blending agent;

•	fluctuations in the fair value of assets held by Farmer Mac and Farmer Mac II LLC;

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

Overview

Following another successful year in 2012, Farmer Mac continued its strong performance during first quarter 2013. Most notable in the first quarter results was the addition of $904.1 million of new business volume, which included purchases of AgVantage securities in an aggregate amount of $425.0 million. Taking into account maturities and paydowns on existing assets, that new business increased the aggregate outstanding amount of business volume to a record $13.4 billion as March 31, 2013, compared to $13.0 billion as of December 31, 2012 and $12.1 billion as of March 31, 2012. Farmer Mac's first quarter 2013 results also included solid GAAP and non-GAAP core earnings and the continuation of good credit quality in the portfolio. Also during first quarter 2013, Farmer Mac increased the quarterly dividend paid on all three classes of its common stock by 20 percent from the previous quarter, underscoring Farmer Mac's confidence in its future financial performance and capital position. Farmer Mac also replaced $57.6 million of cumulative preferred stock with $60.0 million of non-cumulative preferred stock in January 2013. That transaction strengthened Farmer Mac’s overall capital position, lowered its projected long-term dividends, and broadened its investor base by tapping the retail investor market.

Farmer Mac's GAAP net income attributable to common stockholders for first quarter 2013 was

$16.2 million, compared to $22.2 million for first quarter 2012. The decrease in Farmer Mac's GAAP net income compared to the previous year quarter was mostly due to the effects of fair value changes of financial derivatives. Because Farmer Mac's financial derivatives were not designated in hedge relationships for accounting purposes prior to third quarter 2012, changes in the fair values of these instruments were recorded in earnings, without offsetting fair value adjustments on the corresponding hedged items. As a result, movements in long-term interest rates historically created significant volatility in Farmer Mac's periodic GAAP earnings due to changes in the fair values of financial derivatives. Beginning in third quarter 2012, Farmer Mac designated $950.0 million notional amount of interest rate swaps in fair value hedge relationships. Accordingly, Farmer Mac records in earnings offsetting fair value adjustments on the hedged items attributable to the risk being hedged. For the three months ended March 31, 2013, Farmer Mac recorded unrealized fair value gains of $8.8 million on its financial derivatives and hedging activities compared to unrealized fair value gains on financial derivatives of
$15.7 million for the three months ended March 31, 2012. Because Farmer Mac expects its fair value hedge relationships to remain highly effective through maturity, a substantial portion of the volatility caused from changes in the fair values of financial derivatives is expected to be eliminated in future periods, especially once comparisons are no longer made to periods before the adoption of hedge accounting.

Farmer Mac's non-GAAP core earnings for first quarter 2013 were $11.3 million, compared to
$11.8 million in first quarter 2012. The benefit from a higher dollar amount of net effective spread of $26.3 million (90 basis points) in first quarter 2013, compared to $25.6 million (94 basis points) in first quarter 2012, was offset by higher net provisions to the allowance for losses and modest increases in other non-interest expense. Farmer Mac recorded provisions for losses of $1.2 million in first quarter 2013, compared to $0.5 million in first quarter 2012. The increased provisions in first quarter 2013 were primarily attributable to increased estimated probable losses inherent in Farmer Mac's non-ethanol related Ag. Storage and Processing loans (e.g., grain elevators and cold storage). Farmer Mac's net effective spread in percentage terms contracted by 4 basis points compared to first quarter 2012 as the advantageous short-term funding levels relative to LIBOR available to Farmer Mac in late 2011 and early 2012 have returned to levels more consistent with historical averages.

Farmer Mac uses core earnings to measure corporate economic performance and develop financial plans because, in management's view, core earnings is a useful alternative measure in understanding Farmer Mac's economic performance, transaction economics, and business trends.  Core earnings differs from GAAP net income by excluding the effects of fair value accounting guidance, which are not expected to have a permanent effect on capital. Core earnings also differs from GAAP net income by excluding specified infrequent or unusual transactions that Farmer Mac believes are not indicative of future operating results and that may not reflect the trends and economic financial performance of Farmer Mac's core business. This non-GAAP financial measure may not be comparable to similarly labeled non-GAAP financial measures disclosed by other companies. Farmer Mac's disclosure of this non-GAAP measure is not intended to replace GAAP information but, rather, to supplement it. Further discussion of Farmer Mac's financial results and a reconciliation of Farmer Mac's GAAP net income attributable to common stockholders to core earnings is presented in "—Results of Operations."

The loans included in Farmer Mac's three lines of business continued to perform well during first quarter 2013. As of March 31, 2013, Farmer Mac's 90-day delinquencies in the Farm & Ranch line of business were $39.7 million (0.83 percent of the non-AgVantage Farm & Ranch portfolio), up from $33.3 million (0.70 percent) as of December 31, 2012, and down from $53.1 million (1.21 percent) as of March 31, 2012. The increase in delinquencies from year-end is consistent with the historical trend of Farmer Mac's delinquencies fluctuating from quarter to quarter, both in dollars and as a percentage of the outstanding portfolio, with higher levels generally observed at the end of the first and third quarters of each year corresponding to the annual (January 1st) and semi-annual (January 1st and July 1st) payment characteristics of most farm and ranch loans. When analyzing the overall risk profile of its portfolio, Farmer Mac takes into account more than the loan delinquency percentages in its Farm & Ranch line of business. The total book of business includes AgVantage securities and rural utilities loans, neither of which had any delinquencies as of March 31, 2013, and USDA Guaranteed Securities, which are backed by the full faith and credit of the United States. Across Farmer Mac's three lines of business, 90-day delinquencies represented 0.30 percent of total business volume as of March 31, 2013, compared to 0.26 percent as of December 31, 2012, and 0.44 percent as of March 31, 2012.

As of March 31, 2013, Farmer Mac's core capital of $536.5 million exceeded its minimum capital requirement of $380.9 million by $155.6 million. See "— Outlook" for further discussion about the opportunities that Farmer Mac foresees for future business growth.

Critical Accounting Policies and Estimates

The preparation of Farmer Mac's consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented.  Actual results could differ from those estimates.  The critical accounting policies that are both important to the portrayal of Farmer Mac's financial condition and results of operations and require complex, subjective judgments are the accounting policies for:  (1) the allowance for losses, (2) fair value measurement, and (3) other-than-temporary impairment. For a discussion of these critical accounting policies and the related use of estimates and assumptions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 18, 2013.

Results of Operations

Farmer Mac's GAAP net income attributable to common stockholders for first quarter 2013 was
$16.2 million or $1.45 per diluted common share, compared to $22.2 million or $2.04 per diluted common share for first quarter 2012. Farmer Mac's non-GAAP core earnings were $11.3 million or $1.01 per diluted common share in first quarter 2013, compared to $11.8 million or $1.08 per diluted common share in first quarter 2012.

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

Reconciliation of GAAP Net Income Attributable to Common Stockholders to Core Earnings
	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands, except per share amounts)
GAAP net income attributable to common stockholders	$16,190	$22,203
Less the after-tax effects of:
Unrealized gains on financial derivatives and hedging activities	5,712	10,185
Unrealized gains on trading assets	136	714
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(618)	(958)
Net effects of settlements on agency forward contracts	(338)	509
Sub-total	4,892	10,450
Core earnings	$11,298	$11,753

Core earnings per share:
Basic	$1.05	$1.13
Diluted	1.01	1.08
Weighted-average shares:
Basic	10,737	10,365
Diluted	11,161	10,903

Derivatives are required to be recognized as either assets or liabilities on the consolidated balance sheet and measured at fair value. Because Farmer Mac's financial derivatives were not designated in hedge relationships for accounting purposes prior to third quarter 2012, changes in the fair value of these instruments were recorded in earnings as they occurred, with no fair value adjustments on the corresponding hedged items being recorded in earnings. In an effort to mitigate volatility in GAAP earnings caused from these fair value changes, Farmer Mac previously elected the fair value option for certain investment securities and Farmer Mac Guaranteed Securities that were funded or hedged principally with financial derivatives. Farmer Mac classifies these assets as trading and measures them at fair value, with changes in fair value recorded in earnings as they occur.

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

Farmer Mac recorded unrealized gains of $8.8 million ($5.7 million after-tax) for fair value changes on its financial derivatives and hedging activities for the three months ended March 31, 2013, compared to unrealized gains of $15.7 million ($10.2 million after-tax) for the same period in 2012. Unrealized fair value gains on trading assets totaled $0.2 million ($0.1 million after-tax) for the three months ended March 31, 2013, compared to $1.1 million ($0.7 million after-tax) for the same period in 2012. Changes in the fair values of financial derivatives and trading assets have historically contributed significant volatility to Farmer Mac's periodic GAAP earnings. Because Farmer Mac expects its fair value hedge relationships to remain highly effective through maturity, a substantial portion of the volatility caused from changes in the fair values of financial derivatives is expected to be eliminated in future periods, especially once comparisons are no longer made to periods before the adoption of hedge accounting. As of March 31, 2013, the cumulative fair value of after-tax losses recorded on financial derivatives was $69.9 million.  Over time, Farmer Mac will realize in earnings the net effect of the cash settlements on its interest rate swap contracts, which will on its own produce either income or expense, but is expected to generate positive net effective spread when combined with the interest received and paid on the assets and liabilities Farmer Mac holds on its balance sheet.  Any positive net effective spread would continue to build retained earnings and capital over time.

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

Also in 2010, Farmer Mac contributed substantially all of the assets, in excess of $1.1 billion, comprising the USDA Guarantees line of business to a subsidiary, Farmer Mac II LLC.  The contributed assets included securities that were designated as either available-for-sale or trading, depending on whether a fair value option election had been made previously. Farmer Mac transferred these assets at their fair value, which resulted in an unamortized premium of $39.1 million being recorded by Farmer Mac II LLC. This premium is being amortized into interest income over the estimated remaining lives of the USDA Guaranteed Securities that were transferred.

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

On January 1, 2013, Farmer Mac transferred $674.0 million of loans from held to sale to held for investment because Farmer Mac either (1) no longer intends to sell these loans in the foreseeable future or (2) generally securitizes these loans using VIEs that are ultimately consolidated on Farmer Mac's balance sheet and reported as "Loans held for investment in consolidated trusts, at amortized cost." Farmer Mac transferred these loans at the lower of cost or fair value (determined on a pooled basis). Farmer Mac recorded a $5.9 million unamortized discount for loans transferred at fair value. This discount is being amortized into interest income over the contractual lives of the underlying loans.

The after-tax net effect of the amortization of the premiums, discounts, and deferred gains described above are shown as amortization of premiums, discounts, and deferred gains on assets consolidated at fair value in the table above. Farmer Mac excludes these items from core earnings because they are not expected to have an economic effect on Farmer Mac's financial performance if the assets are held to maturity, as is generally expected. As of March 31, 2013, $44.7 million of these premiums and $5.8 million of discounts were still outstanding and $2.3 million of after-tax gains remained deferred in accumulated other comprehensive income.

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

Net Interest Income.  Net interest income for the three months ended March 31, 2013 was $28.4 million, compared to $34.2 million for the same period during 2012. The decrease in net interest income in first quarter 2013 compared to first quarter 2012 was primarily attributable to reduced interest income on Farmer Mac Guaranteed Securities resulting from the designation of $950.0 million notional amount of interest rate swaps in fair value hedge relationships during third quarter 2012.  These interest rate swaps are used to hedge against the risk of changes in fair values of certain AgVantage securities due to changes in the designated benchmark interest rate (i.e., LIBOR). The accrual of the contractual amounts due on these interest rate swaps is included as an adjustment to the yield of the hedged items and is reported in interest income. The overall net interest yield was 95 basis points for the three months ended March 31, 2013, compared to 119 basis points for the three months ended March 31, 2012.

The following table provides information regarding interest-earning assets and funding for the three months ended March 31, 2013 and 2012.  The average balance of non-accruing loans is included in the average balance of loans, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities presented, though the related income is accounted for on a cash basis.  Therefore, as the average balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly.  The average balance of consolidated loans with beneficial interests owned by third parties is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities.  The interest income and expense associated with these trusts are shown in the net effect of consolidated trusts.  The average rate earned on cash and investments reflects lower short-term market rates during first quarter 2013 compared to first quarter 2012.  The lower average rate on loans, Farmer Mac Guaranteed Securities, and USDA Guaranteed Securities during first quarter 2013 reflects the decline in market rates reflected in the rates on loans acquired or reset during the past year and the effect of designating certain interest rate swaps in fair value hedge relationships as described above.  The change in the average rate on Farmer Mac's notes payable due within one year reflects the general trend in average short-term rates during the periods presented combined with an increase in the weighted average life of notes payable due within one year during first quarter 2013.  The downward trend in the average rate on notes payable due after one year reflects the retirement of older debt and the issuance of new debt at lower market rates.

	For the Three Months Ended
	March 31, 2013			March 31, 2012
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$2,897,307	$5,734	0.79%	$2,930,357	$6,232	0.85%
Loans, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities (1)	8,826,984	53,913	2.44%	7,928,392	58,935	2.97%
Total interest-earning assets	11,724,291	59,647	2.03%	10,858,749	65,167	2.40%
Funding:
Notes payable due within one year	4,580,356	2,195	0.19%	5,178,474	2,259	0.17%
Notes payable due after one year (2)	6,653,596	29,262	1.76%	5,186,845	29,430	2.27%
Total interest-bearing liabilities (3)	11,233,952	31,457	1.12%	10,365,319	31,689	1.22%
Net non-interest-bearing funding	490,339	—		493,430	—
Total funding	11,724,291	31,457	1.07%	10,858,749	31,689	1.17%
Net interest income/yield prior to consolidation of certain trusts	11,724,291	28,190	0.96%	10,858,749	33,478	1.23%
Net effect of consolidated trusts (4)	159,269	180	0.45%	671,244	730	0.44%
Adjusted net interest income/yield	$11,883,560	$28,370	0.95%	$11,529,993	$34,208	1.19%

(1)	Excludes interest income of $1.9 million and $8.0 million in 2013 and 2012 , respectively, related to consolidated trusts with beneficial interests owned by third parties.

(2)	Includes current portion of long-term notes.

(3)	Excludes interest expense of $1.7 million and $7.2 million in 2013 and 2012 , respectively, related to consolidated trusts with beneficial interests owned by third parties.

(4)	Includes the effect of consolidated trusts with beneficial interests owned by third parties.

The following table sets forth information regarding changes in the components of Farmer Mac's net interest income for the periods indicated.  For each category, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume).  Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size.  The decreases in income due to changes in rate reflect the reset of variable rate investments and adjustable rate mortgages to lower rates and the acquisition of new lower-yielding investments, loans, Farmer Mac Guaranteed Securities, and USDA Guaranteed Securities, as described above.  The decreases in expense reflect the decreased cost of funding due to lower interest rates in the debt markets. The increases due to changes in volume reflect the increase in on-balance sheet assets during first quarter 2013 compared to first quarter 2012.

	For the Three Months Ended March 31, 2013 Compared to Same Period 2012
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$(428)	$(70)	$(498)
Loans, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	(11,239)	6,217	(5,022)
Total	(11,667)	6,147	(5,520)
Expense from interest-bearing liabilities	(2,776)	2,544	(232)
Change in net interest income prior to consolidation of certain trusts (1)	$(8,891)	$3,603	$(5,288)

(1)	Excludes the effect of consolidated trusts with beneficial interests owned by third parties.

The net interest yield includes the amortization of premiums and discounts on assets consolidated at fair value and excludes the accrual of income and expense related to the contractual amounts due on financial derivatives that are not designated in hedging relationships.  The following paragraphs describe the effects of these items on the net interest yield and the table below presents them as adjustments to reconcile to the net effective spread Farmer Mac earns on the difference between its interest-earning assets and its net funding costs, including payments for income and expense related to undesignated financial derivatives.

Farmer Mac uses interest rate swaps to manage its interest rate risk exposure by modifying the interest rate reset or maturity characteristics of certain assets and liabilities.  Farmer Mac historically accounted for its financial derivatives as undesignated financial derivatives, however, beginning in third quarter 2012, Farmer Mac designated $950.0 million notional amount of interest rate swaps in fair value hedge relationships.  The accrual of the contractual amounts due on these interest rate swaps is included as an adjustment to the yield of the hedged item and is included in interest income. For interest rate swaps not designated in hedge relationships, Farmer Mac records the income or expense related to the accrual of the contractual amounts due in "Gains on financial derivatives and hedging activities" on the consolidated statements of operations.  Farmer Mac includes the accrual of the contractual amounts due for undesignated financial derivatives in its calculation of net effective spread.  For the three months ended March 31, 2013, expenses related to undesignated financial derivatives were $3.2 million (11 basis points), compared to $9.5 million (35 basis points) for the three months ended March 31, 2012.

Farmer Mac's net interest income and net interest yield for the three months ended March 31, 2013 and 2012 include net expenses of $1.3 million (5 basis points) and $1.9 million (7 basis points), respectively, related to the amortization of premiums and discounts on assets consolidated at fair value. These premiums and discounts are being amortized into interest income over the contractual or estimated remaining lives of the underlying assets. Farmer Mac excludes these amounts from net effective spread because they are not expected to have an economic effect on Farmer Mac's financial performance if the assets are held to maturity, as is generally expected.

Prior to first quarter 2013, Farmer Mac excluded yield maintenance payments received upon the payoff of certain borrowers' loans from its calculation of net effective spread. These payments were excluded because the timing and size of the payments varied greatly and variations in these payments were not necessarily indicative of positive or negative trends in Farmer Mac's financial results. Because Farmer Mac generally reinvests these payments, along with the prepaid balance of the underlying loans, in other interest earning assets, Farmer Mac is no longer excluding these payments from its calculation of net effective spread. Yield maintenance payments were immaterial to Farmer Mac's net effective spread for first quarter 2013 and for the years ended December 31, 2012, 2011, and 2010.

The following table presents the net effective spread between Farmer Mac's interest-earning assets and its net funding costs.  This spread is measured by including income or expense related to undesignated financial derivatives and excluding the amortization of premiums and discounts on assets consolidated at fair value. The net effective spread in first quarter 2013 dropped to 0.90 percent, compared to
0.94 percent in first quarter 2012; however, new on-balance sheet program volume added during first quarter 2013 and throughout 2012 increased Farmer Mac's net effective spread to $26.3 million in first quarter 2013, compared to $25.6 million in first quarter 2012. Net effective spread in percentage terms contracted by 4 basis points compared to first quarter 2012 as the advantageous short-term funding levels relative to LIBOR available to Farmer Mac in late 2011 and early 2012 have returned to levels more consistent with historical averages. See Note 9 to the consolidated financial statements for more information regarding net effective spread from Farmer Mac's individual business segments.

	For the Three Months Ended
	March 31, 2013		March 31, 2012
	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income/yield prior to consolidation of certain trusts	$28,190	0.96%	$33,478	1.23%
Expense related to undesignated financial derivatives	(3,207)	(0.11)%	(9,504)	(0.35)%
Yield maintenance payments	—	—%	(224)	(0.01)%
Amortization of premiums/discounts on assets consolidated at fair value	1,280	0.05%	1,882	0.07%
Net effective spread	$26,263	0.90%	$25,632	0.94%

Provision for Loan Losses.  During the three months ended March 31, 2013, Farmer Mac recorded provisions to its allowance for loan losses of $0.4 million and charge-offs of $3.8 million, compared to provisions of $0.4 million and no charge-offs for the same period in 2012. The charge-offs recorded in first quarter 2013 included a $3.6 million charge-off related to one ethanol loan that transitioned to REO during the quarter and for which Farmer Mac had previously provided a specific allowance. As of March 31, 2013, Farmer Mac's total allowance for loan losses was $8.0 million, compared to $11.4 million as of December 31, 2012.  See "—Risk Management—Credit Risk – Loans."

Provision for Losses.  During the three months ended March 31, 2013, Farmer Mac recorded provisions to its reserve for losses of $0.7 million, compared to provisions of $30,000 for the three months ended 2012.  The provisions recorded in first quarter 2013 were primarily attributable to increased estimated probable losses inherent in Farmer Mac's non-ethanol related Ag. Storage and Processing loans. The increase resulted from a change in first quarter 2013 in the methodology for providing for losses within the Ag.Storage and Processing commodity group that resulted in more conservative loss assumptions on these specific types of properties, which tend to be more developed and specialized. As of March 31, 2013, Farmer Mac's reserve for losses was $6.3 million, compared to $5.5 million as of December 31, 2012.  See "—Risk Management—Credit Risk – Loans."

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, were
$6.6 million for first quarter 2013, compared to $5.9 million for first quarter 2012. The increase in guarantee and commitment fees was primarily attributable to new business volume of Farm & Ranch loans placed under LTSPCs throughout 2012 and first quarter 2013 and the deconsolidation of $460.3 million of LTSPC securitization trusts in second quarter 2012 because of a change in related party status.

Gains on Financial Derivatives and Hedging Activities.  Effective July 1, 2012, Farmer Mac designated $950.0 million notional amount of interest rate swaps in fair value hedge relationships. Prior to third quarter 2012, Farmer Mac did not designate its financial derivatives in hedging relationships for accounting purposes. The net effect of unrealized and realized gains and losses on Farmer Mac's financial derivatives and hedging activities was net gains of $4.5 million for first quarter 2013, compared to net gains of $6.4 million for first quarter 2012.

The components of gains and losses on financial derivatives and hedging activities for the three months ended March 31, 2013 and 2012 are summarized in the following table:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Fair value hedges:
Unrealized gains/(losses) due to fair value changes:
Financial derivatives	$5,791	$—
Hedged items	(3,138)	—
Gains on hedging activities	2,653	—
No hedge designation:
Unrealized gains due to fair value changes	6,134	15,670
Realized:
Expense related to financial derivatives	(3,207)	(9,504)
(Losses)/gains due to terminations or net settlements	(1,086)	234
Gains on financial derivatives not designated in hedging relationships	1,841	6,400
Gains on financial derivatives and hedging activities	$4,494	$6,400

Changes in the fair values of Farmer Mac's open derivative positions for both designated and undesignated hedges are captured in the table above in unrealized gains/(losses) due to fair value changes and are primarily the result of fluctuations in long-term interest rates. For financial derivatives designated as fair value hedges, changes in the fair values of the hedged items attributable to the hedged risk are also included in the table above in unrealized gains/(losses) due to fair value changes. The accrual of periodic cash settlements for interest paid or received from Farmer Mac's interest rate swaps that are not designated in hedging relationships is shown as expense related to financial derivatives.  Payments or receipts to terminate derivative positions or net cash settle forward sales contracts on the debt of other GSEs and U.S. Treasury futures that are not designated in hedging relationships are included in (losses)/gains due to terminations or net settlements.

For the three months ended March 31, 2013 and 2012, Farmer Mac was a party to interest rate swaps with one related party, Zions First National Bank.  Farmer Mac realized expenses of $0.2 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively, related to these interest rate swaps with Zions.  Farmer Mac recognized unrealized gains of $0.2 million and $0.1 million during the three months ended March 31, 2013 and 2012, respectively, due to changes in the fair values of these interest rate swaps with Zions.

Gains on Trading Assets.  During the three months ended March 31, 2013 and 2012, Farmer Mac recorded unrealized gains on trading assets of $0.2 million and $1.1 million, respectively. During first quarter 2013, Farmer Mac recorded an immaterial amount of gains related to assets selected for the fair value option, compared to gains of $1.0 million during first quarter 2012. Farmer Mac has not made any fair value option elections since 2008.

Other Income. Other income totaled $1.1 million for first quarter 2013, compared to $0.7 million for first quarter 2012. The increase in other income in first quarter 2013 was primarily attributable to the collection of $0.4 million in late fees upon final payoff of a defaulted loan. Other income during first quarter 2013 and 2012 also included the recognition of $0.3 million and $0.4 million, respectively, of gains previously deferred in accumulated other comprehensive income related to fair value changes of certain available-for-sale securities contributed to Farmer Mac II LLC in 2010.

Compensation and Employee Benefits.  Compensation and employee benefits were $4.7 million in first quarter 2013, compared to $4.5 million in first quarter 2012. The increase in compensation and employee benefits was primarily due to increased employee headcount and higher employee health insurance costs.

General and Administrative Expenses.  General and administrative expenses, including legal, audit, and consulting fees, were $2.9 million for first quarter 2013, compared to $2.8 million for first quarter 2012. The increase in general and administrative expenses was primarily attributable to increased fees paid to executive search and recruiting firms in first quarter 2013 upon the hiring of new employees, including Farmer Mac's new Chief Financial Officer.

Regulatory Fees.  Regulatory fees for both the three months ended March 31, 2013 and 2012 were
$0.6 million. FCA has advised Farmer Mac that its estimated fees for the federal fiscal year ending September 30, 2013 will be $2.4 million, compared to $2.3 million for the federal fiscal year ended September 30, 2012. After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.

Income Tax Expense.  Income tax expense totaled $8.7 million for first quarter 2013, compared to
$11.7 million for first quarter 2012.  The decrease in income tax expense in first quarter 2013 compared to 2012 was due to lower pre-tax income. The consolidated tax benefit of the dividends declared on Farmer

Mac II LLC Preferred Stock, which is presented as "Net income attributable to non-controlling interest - preferred stock dividends" on the consolidated statements of operations on a pre-tax basis, was the primary reason Farmer Mac's effective tax rate was lower than the statutory federal rate of 35 percent.

Business Volume.  During first quarter 2013, Farmer Mac added $904.1 million of new business volume. Specifically, Farmer Mac:

•	purchased $159.9 million of newly originated Farm & Ranch loans;

•	added $166.8 million of Farm & Ranch loans under LTSPCs;

•	purchased $100.0 million of Farm & Ranch AgVantage securities;

•	purchased $30.3 million of Rural Utilities loans;

•	purchased $325.0 million of Rural Utilities AgVantage securities; and

•	purchased $122.2 million of USDA Guaranteed Securities.

Farmer Mac's outstanding business volume was $13.4 billion as of March 31, 2013, an increase of $0.4 billion from December 31, 2012, as new volume exceeded maturities and principal paydowns on existing program assets during the quarter. The new business volume in first quarter 2013 included $325.0 million of Rural Utilities AgVantage securities purchased from the National Rural Utilities Cooperative Finance Corporation ("CFC"), and $100.0 million of Farm & Ranch AgVantage securities purchased from Rabo Agrifinance Inc. Principal paydowns and maturities in first quarter 2013 included $75.2 million related to Rural Utilities AgVantage securities. In Farmer Mac's experience, the largest paydowns on the loans in its three lines of business usually occur in January (first quarter) of each year because almost all loans have a required January 1 payment date, including most loans that pay on a quarterly, semi-annual, or annual basis.

The following table sets forth Farm & Ranch, USDA Guarantees, and Rural Utilities loan purchase, LTSPC, and guarantee activities for newly originated and current seasoned loans during the periods indicated:

Farmer Mac Loan Purchases, Guarantees, and LTSPCs
	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Farm & Ranch:
Loans	$159,887	$110,486
LTSPCs	166,780	179,637
Farmer Mac Guaranteed Securities - AgVantage	100,000	200,000
USDA Guaranteed Securities	122,187	101,725
Rural Utilities:
Loans	30,262	24,350
Farmer Mac Guaranteed Securities - AgVantage	325,000	—
Total purchases, guarantees, and commitments	$904,116	$616,198

The purchase price of newly originated and seasoned eligible loans and portfolios, none of which are delinquent at the time of purchase, is the fair value based on current market interest rates and Farmer Mac's target net yield. The purchase price includes an amount to compensate Farmer Mac for credit risk that is similar to the guarantee or commitment fee it receives for assuming credit risk on loans underlying

Farmer Mac Guaranteed Securities and LTSPCs.  Based on market conditions, Farmer Mac either retains the loans it purchases or securitizes them and sells Farmer Mac Guaranteed Securities backed by those loans.  Farmer Mac's decision to retain loans it purchases is based on an analysis of the underlying funding costs and resulting net interest income achievable over the lives of the loans.  The weighted-average age of the Farm & Ranch newly originated and current seasoned loans purchased and retained (excluding the purchases of defaulted loans) during both first quarter 2013 and 2012 was less than one month.  Of those loans, 82 percent, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 16.6 years and 15.4 years, respectively.

During first quarter 2013 and 2012, Farmer Mac securitized loans it purchased and sold the resulting Farmer Mac Guaranteed Securities in the amount of $25.0 million and $3.4 million, respectively. In first quarter 2013 and 2012, $7.9 million and $3.4 million, respectively, of securities were sold to AgStar Financial Services, ACA ("AgStar"), and in first quarter 2013, $17.1 million of securities were sold to Zions First National Bank ("Zions"), which is a related party to Farmer Mac.

The following table sets forth information regarding the Farmer Mac Guaranteed Securities issued during the periods indicated:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Loans securitized and sold as Farm & Ranch Guaranteed Securities	$25,042	$3,380
Farm & Ranch Guaranteed Securities - AgVantage	100,000	200,000
Farmer Mac Guaranteed Securities - Rural Utilities AgVantage	325,000	—
Total Farmer Mac Guaranteed Securities Issuances	$450,042	$203,380

The following table sets forth information regarding outstanding volume in each of Farmer Mac's three lines of business as of the dates indicated:

Outstanding Balance of Loans, Loans Underlying Farmer Mac
Guaranteed Securities and LTSPCs, and USDA Guaranteed Securities
	March 31, 2013	December 31, 2012
	(in thousands)
On-balance sheet:
Farm & Ranch:
Loans	$1,538,381	$1,519,415
Loans held in trusts:
Beneficial interests owned by Farmer Mac	—	39
Beneficial interests owned by third party investors	166,163	160,397
Farmer Mac Guaranteed Securities - AgVantage	3,439,200	3,339,200
USDA Guarantees:
USDA Guaranteed Securities	1,596,672	1,559,683
Farmer Mac Guaranteed Securities	25,852	26,238
Rural Utilities:
Loans	677,931	663,097
Loans held in trusts:
Beneficial interests owned by Farmer Mac	361,767	368,848
Farmer Mac Guaranteed Securities - AgVantage	1,545,581	1,298,506
Total on-balance sheet	$9,351,547	$8,935,423
Off-balance sheet:
Farm & Ranch:
Farmer Mac Guaranteed Securities - AgVantage	$970,000	$970,000
LTSPCs	2,221,565	2,156,068
Farmer Mac Guaranteed Securities	856,500	911,370
USDA Guarantees:
Farmer Mac Guaranteed Securities	25,581	29,658
Rural Utilities:
Farmer Mac Guaranteed Securities - AgVantage	12,669	12,669
Total off-balance sheet	$4,086,315	$4,079,765
Total	$13,437,862	$13,015,188

Of the $13.4 billion outstanding principal balance of volume included in Farmer Mac's three lines of business as of March 31, 2013, $6.0 billion were Farmer Mac Guaranteed Securities structured as AgVantage securities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Unlike business volume in the form of purchased loans, USDA Guaranteed Securities, and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, most of the Farmer Mac Guaranteed Securities structured as AgVantage securities do not pay down principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due.

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying non-AgVantage Farmer Mac Guaranteed Securities and LTSPCs, and USDA Guaranteed Securities as of March 31, 2013:

Schedule of Principal Amortization of Loans Held, Loans Underlying
Non-AgVantage Farmer Mac Guaranteed Securities and LTSPCs, and USDA Guaranteed Securities
	Loans Held	Loans Underlying Farm & Ranch Guaranteed Securities and LTSPCs	USDA Guaranteed Portions Underlying Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	Total
	(in thousands)
2013	$122,036	$208,560	$164,437	$495,033
2014	464,351	269,280	115,866	849,497
2015	142,955	233,078	142,135	518,168
2016	132,909	225,999	149,258	508,166
2017	132,651	208,709	109,878	451,238
Thereafter	1,749,341	1,932,438	966,531	4,648,310
Total	$2,744,243	$3,078,064	$1,648,105	$7,470,412

The following table summarizes by maturity date the outstanding principal amount of both on- and off-balance sheet AgVantage securities as of March 31, 2013:

AgVantage Balances by Year of Maturity
As of
March 31, 2013
(in thousands)
2013	$601,526
2014	1,086,279
2015	676,459
2016	1,279,067
2017	1,278,456
Thereafter (1)	1,045,663
Total	$5,967,450
(1) Includes various maturities ranging from 2018 to 2025.

The weighted-average remaining maturity of the outstanding $6.0 billion of AgVantage securities shown in the table above was 3.4 years as of March 31, 2013.  As a general matter, if the issuer of a maturing AgVantage security does not issue new AgVantage securities to replace the maturing securities, and Farmer Mac does not find alternate sources of business volume, the Corporation's income could be adversely affected. However, the income effect of future maturing AgVantage securities, particularly off-balance sheet transactions, may not be material and will likely not be proportional to the amount of any resulting decrease in business volume. The Corporation's income could also be adversely affected if the net interest margin earned by Farmer Mac on new AgVantage securities that replace maturing AgVantage securities is lower than the margin earned on the maturing securities, as was the case in the CFC transactions completed in 2012.

As part of fulfilling its guarantee obligations for Farm & Ranch Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90-days delinquent or in material non-monetary default at the time of purchase, out of the loan pools underlying those securities and LTSPCs, and records the purchased loans as such on its balance sheet.  The purchase price for defaulted loans purchased out of Farm & Ranch Guaranteed Securities is the current outstanding principal balance of the loan plus accrued and unpaid interest.  The purchase price for defaulted loans purchased under an LTSPC is the then-current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loans payable out of any future loan payments or liquidation proceeds as received.  The purchase price of a defaulted loan is not an indicator of the expected loss on that loan; many other factors affect expected loss, if any, on loans so purchased. The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during first quarter 2013 and 2012 was 14.6 years and 6.4 years, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans."

The following table presents Farmer Mac's purchases of newly originated and current seasoned loans under the Farm & Ranch line of business and purchases of defaulted loans underlying Farm & Ranch Guaranteed Securities and LTSPCs for the periods indicated:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Farm & Ranch newly originated and current seasoned loan purchases	$159,887	$110,486
Defaulted loans purchased underlying Farm & Ranch Guaranteed Securities owned by third party investors	103	729
Defaulted loans purchased underlying LTSPCs	37	—
Total loan purchases	$160,027	$111,215

Farmer Mac II LLC.  In January 2010, Farmer Mac contributed substantially all of the assets comprising the USDA Guarantees line of business (in excess of $1.1 billion) to Farmer Mac's subsidiary, Farmer Mac II LLC.  The assets that Farmer Mac contributed to Farmer Mac II LLC consisted primarily of USDA Guaranteed Securities that had not been securitized by Farmer Mac but also included $35.0 million of Farmer Mac Guaranteed Securities.  Farmer Mac did not and will not guarantee the timely payment of principal and interest on the $1.1 billion of contributed USDA Guaranteed Securities.  The financial information presented in this report reflects the accounts of Farmer Mac and its subsidiaries on a consolidated basis.  Accordingly, Farmer Mac's reportable operating segments presented in this report will differ from the stand-alone financial statements of Farmer Mac II LLC.  Those separate financial statements are available on the website of Farmer Mac II LLC and are not incorporated in this report by reference.

The assets of Farmer Mac II LLC will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.  As of March 31, 2013, Farmer Mac II LLC held assets with a fair value of $1.7 billion, had debt outstanding to Farmer Mac of $341.0 million, had preferred stock outstanding with a liquidation preference of $250.0 million, and had $1.0 billion of common stock outstanding held by Farmer Mac. For more information about the formation and operations of Farmer Mac II LLC and the features of the preferred stock issued by Farmer Mac II LLC in January 2010, see Notes 7 and 9 to the consolidated financial statements.

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

•
As agricultural lenders face increased equity capital requirements under new regulatory frameworks, or seek to reduce exposure due to lending limits or concentration limits, Farmer Mac can provide relief for those institutions under those circumstances through loan purchases, guarantees, or LTSPCs.

•
As borrowers expect interest rates to increase in the future and seek longer-term, fixed rate loans, Farmer Mac can assist lenders in managing their interest rate risk for those longer-term assets, which may not match well with the lenders' shorter-term deposit funding or other funding sources.

•	As the overall economy recovers, rural utilities generally experience an increase in demand for power, which can lead to more investment and borrowing needs in that industry.

Farmer Mac believes that these growth opportunities will be important in replacing income earned on the eligible loan and investment portfolio assets that are scheduled to mature or pay down over the next several years. Maturing AgVantage securities and the scheduled principal amortization of other eligible loan assets are discussed in "—Results of Operations—Business Volume." Farmer Mac also currently owns in its liquidity investment portfolio $78.5 million par amount of preferred stock issued by CoBank that currently pays an 11 percent annual dividend, from which Farmer Mac earns approximately $7.7 million annually in after-tax dividend income. CoBank has the option to call these securities beginning in
October 2014, and Farmer Mac believes it is likely that CoBank will do so. The strategies that Farmer
Mac develops to address the expected call of the CoBank preferred stock may result in the sale of some of these securities before the call date to balance the mix of dividend and capital gain income earned from these investments.

Agricultural Sector. The agricultural sector includes many diverse industries that respond in different ways to changes in economic conditions. Those individual industries often are affected differently, sometimes positively and sometimes negatively, by prevailing domestic and global economic factors and regional weather conditions. This results in cycles where one or more industries may be under stress at the same time that others are not. In addition, producers that rely on non-farm sources of income as a significant percentage of overall income may experience stress associated with weakness in the general economy. Agricultural industries are also affected by commodity inventories and their associated market prices, which can vary largely as a result of weather patterns and harvest conditions that may affect supply. The drought conditions that adversely affected many corn and other feed grain producers during 2012 have had no measurable impact on the credit quality of Farmer Mac's portfolio as of March 31, 2013, although Farmer Mac continues to monitor for any lingering effects of the drought on agricultural producers, particularly for industries that rely on feed grains as an input to production, such as livestock and etha nol producers. The core 2012 drought areas have benefited from improved moisture conditions recently. This improvement, combined with the increased number of acres intended to be planted in 2013, as reported by the USDA, has resulted in a reduction of grain prices, relieving some cost pressure for those commodity groups directly affected by the price of grain.

Agricultural land values that have increased over the past several years remain elevated, although market indicators suggest that the escalation in land values may be slowing. Agricultural land whose value is closely tied to the price of commodities it produces, such as corn, may see cyclical volatility in future periods as prices of those commodities fluctuate. Increases in interest rates also could put downward pressure on the discounted cash flow values of farmland, which could negatively affect the appraised values of the farmland. Farmer Mac continues to closely monitor sector profitability, economic conditions, and agricultural land value trends to tailor underwriting practices to changing conditions. Although Farmer Mac underwrites loans with an emphasis on the borrower's repayment capacity, it is noteworthy that the weighted average original LTV (based on original appraised value that has not been indexed to provide a current market value) for non-AgVantage Farm & Ranch loans was approximately
50 percent as of March 31, 2013 and 54 percent as of March 31, 2012.

Farmer Mac also continues to monitor the establishment and evolution of legislation and regulations that affect farmers, ranchers, and rural lenders. Many existing federal agricultural policies contained in the Farm Bill, including policies affecting crop subsidies, availability of crop insurance, and other aspects of agricultural production are scheduled to expire on September 30, 2013. All of these existing policies continue to be the subject of political debate within the context of proposals to replace the Farm Bill.  Although various legislative initiatives have been introduced in the 113th Congress to modify or extend beyond September 2013 the policies contained in the Farm Bill, Congress has not yet passed any such legislation. Also, budget issues in Congress may affect both the availability of USDA-guaranteed loans for agricultural producers and the ability of USDA to offer services that support agricultural production, such as food safety inspections, during 2013. Farmer Mac will continue to monitor these developments closely.

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

Renewable Energy Sector. Farmer Mac's support of the renewable energy sector is centered in ethanol production, an industry that continues to experience narrow or uneven profit margins in many cases due to a variety of factors. The elimination of government tax and tariff support for the industry, as well as oversupply of ethanol combined with reduced demand for gasoline, have contributed to narrow margins for the ethanol industry. The effects of the drought experienced in 2012 on the price of corn appear to have been mitigated by increased supply projections and more favorable weather conditions recently. However, based on the stress experienced in the industry over the last year, it is likely that profit margins at the ethanol production level will remain narrow and volatile, driven largely by changes in corn prices.

The ethanol loans in Farmer Mac's portfolio have decreased in recent years both in dollar amount ($137.1 million as of March 31, 2013) and as a percentage of its overall portfolio volume (2.9 percent of the non-AgVantage Farm & Ranch portfolio as of March 31, 2013). As of December 31, 2012 and March 31, 2012, the dollar amount of Farmer Mac's ethanol portfolio was $144.9 million (3.1 percent) and $155.7 million (3.6 percent), respectively, compared to $280.4 million (5.6 percent) as of December 31, 2008 when Farmer Mac's exposure to the ethanol industry was at its highest. Farmer Mac continues to monitor developments in the ethanol industry and evaluate their potential impact on the overall performance of Farmer Mac's portfolio. Other than $11.9 million of undisbursed commitments on existing ethanol loans, Farmer Mac does not expect to add additional ethanol loans to its portfolio.

Rural Utilities Industry. Historically, the demand of the rural utilities industry for capital and financing tends to follow the state of the general economy. Recent continued weakness in the general economy has reduced the demand for rural electric power and, consequently, the need for rural utilities cooperatives to expand. This lower demand within the industry is the primary reason for the slow rate of growth in Farmer Mac's rural utilities portfolio over the past few years, although Farmer Mac has recently experience increased growth in this portfolio due primarily to AgVantage security purchases in late 2012 and early 2013. Furthermore, domestic economic indicators continue to show improvement, and Farmer Mac and industry sources expect that demand for rural utilities loans will increase as the economy strengthens.

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

Balance Sheet Review

Assets.  Total assets as of March 31, 2013 were $12.9 billion, compared to $12.6 billion as of December 31, 2012.  The increase in total assets was driven primarily by purchases of Rural Utilities and Farm & Ranch AgVantage securities that were retained on balance sheet.

As of March 31, 2013, Farmer Mac had $893.4 million of cash and cash equivalents and $2.3 billion of investment securities, compared to $785.6 million of cash and cash equivalents and $2.5 billion of investment securities as of December 31, 2012.  As of March 31, 2013, Farmer Mac had $5.1 billion of Farmer Mac Guaranteed Securities, $1.7 billion of USDA Guaranteed Securities, and $2.8 billion of loans, net of allowance. This compares to $4.8 billion of Farmer Mac Guaranteed Securities, $1.6 billion of USDA Guaranteed Securities, and $2.7 billion of loans, net of allowance, as of December 31, 2012.

Liabilities.  Total liabilities increased to $12.3 billion as of March 31, 2013 from $12.0 billion as of December 31, 2012.  The increase in liabilities was primarily due to an increase in other liabilities resulting from the purchase of $325.0 million of Rural Utilities AgVantage securities which settled on April 1, 2013.

Equity.  As of March 31, 2013, Farmer Mac had total equity of $628.9 million comprised of stockholders' equity of $387.0 million and non-controlling interest – preferred stock of $241.9 million.  As of December 31, 2012, Farmer Mac had total equity of $593.0 million comprised of stockholders' equity of $351.1 million and non-controlling interest – preferred stock of $241.9 million.  The increase in total equity during first quarter 2013 was driven by higher GAAP net income which increased retained earnings and an increase in accumulated other comprehensive income due to increases in the fair value of available-for-sale securities. These increases in the fair value of available-for-sale securities was driven primarily by tighter mortgage spreads, resulting in a $29.6 million net increase in net unrealized appreciation of USDA Guaranteed Securities in first quarter 2013 as compared to December 31, 2012, partially offset by a modestly higher level of US Treasury rates and the impact of a new $325 million Rural Utilities AgVantage Security purchased in first quarter 2013 at a narrow net interest margin spread, which resulted in an unrealized fair value loss as of March 31, 2013.

Regulatory Capital Compliance.  Farmer Mac was in compliance with its statutory minimum capital requirement and its risk-based capital standard as of March 31, 2013.  Farmer Mac is required to hold capital at the higher of its statutory minimum capital requirement and the amount required by its risk-based capital stress test.  As of March 31, 2013, Farmer Mac's core capital totaled $536.5 million and exceeded its statutory minimum capital requirement of $380.9 million by $155.6 million.  As of December 31, 2012, Farmer Mac's core capital totaled $519.0 million and exceeded its statutory minimum capital requirement of $374.0 million by $145.0 million.  As of March 31, 2013, Farmer Mac's risk-based capital stress test generated a risk-based capital requirement of $66.5 million.  Farmer Mac's regulatory capital of $550.7 million exceeded that amount by approximately $484.2 million.  Accumulated other comprehensive income is not a component of Farmer Mac's core capital or regulatory capital. For more information, see "—Liquidity and Capital Resources—Capital Requirements" and "—Regulatory Matters."

Off-Balance Sheet Arrangements

Farmer Mac offers approved lenders two credit enhancement alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans: (1) LTSPCs, which are available only through the Farm & Ranch and Rural Utilities lines of business; and (2) Farmer Mac Guaranteed Securities, which are available through each of the Farm & Ranch, USDA Guarantees, and Rural Utilities lines of business. For securitization trusts where Farmer Mac is the primary beneficiary, the trust assets and liabilities are included on Farmer Mac's consolidated balance sheet. For the remainder of these transactions, and in the event of deconsolidation, both of these alternatives result in the creation of off-balance sheet obligations for Farmer Mac. See Notes 1(f) and 6 to the consolidated financial statements for further information regarding consolidation and Farmer Mac's off-balance sheet business activities.

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

Farmer Mac generally assumes 100 percent of the credit risk on loans held and loans underlying Farm & Ranch Guaranteed Securities, LTSPCs, and Farmer Mac Guaranteed Securities – Rural Utilities. Farmer Mac has direct credit exposure to loans in non-AgVantage transactions and indirect credit exposure to loans that secure AgVantage transactions, which are a type of Farmer Mac Guaranteed Securities that represent a general obligation of a lender secured by qualified loans.  The credit exposure of Farmer Mac and Farmer Mac II LLC on USDA Guaranteed Securities and USDA-guaranteed portions underlying Farmer Mac Guaranteed Securities is covered by the full faith and credit of the United States.  Farmer Mac believes that the Corporation and Farmer Mac II LLC have little or no credit risk exposure because of the USDA guarantee.  As of March 31, 2013, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any business under the USDA Guarantees line of business and does not expect that Farmer Mac or Farmer Mac II LLC will incur any such losses in the future.

Farmer Mac has established underwriting, collateral valuation, and documentation standards for agricultural real estate mortgage loans and rural utilities loans. Farmer Mac believes that these standards mitigate the risk of loss from borrower defaults and provide guidance about the management, administration, and conduct of underwriting and appraisals to all participating and potential lenders.  These standards were developed on the basis of industry norms for agricultural real estate mortgage loans and rural utilities loans and are designed to assess the creditworthiness of the borrower, as well as the value of the collateral securing the loan.  Farmer Mac evaluates and adjusts these standards on an ongoing basis based on current and anticipated market conditions.  For more information about Farmer Mac's underwriting and collateral valuation standards, see "Business—Farmer Mac Lines of Business—Farm & Ranch—Underwriting and Collateral Valuation (Appraisal) Standards" and "Business—Farmer Mac Lines of Business—Rural Utilities—Underwriting" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 18, 2013.

Farmer Mac requires approved lenders to make representations and warranties regarding the conformity of eligible agricultural mortgage and rural utilities loans to Farmer Mac's standards, the accuracy of loan data provided to Farmer Mac, and other requirements related to the loans.  Sellers are responsible to Farmer Mac for breaches of those representations and warranties, and Farmer Mac has the ability to require a seller to cure, replace, or repurchase a loan sold or transferred to Farmer Mac if any breach of a representation or warranty is discovered that was material to Farmer Mac's decision to purchase the loan or that directly or indirectly causes a default or potential loss on a loan sold or transferred by the seller to Farmer Mac.  Farmer Mac has not required a seller to cure or repurchase a loan purchased by Farmer Mac for breach of a representation or warranty in the last three years. In addition to relying on the representations and warranties of lenders, Farmer Mac also underwrites all of the agricultural mortgage and rural utilities loans that it holds in its portfolio. For more information about Farmer Mac's lender eligibility requirements, see "Business—Farmer Mac Lines of Business—Farm & Ranch—Approved Lenders" and "Business—Farmer Mac Lines of Business—Rural Utilities—Approved Lenders" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 18, 2013.

Under contracts with Farmer Mac and in consideration for servicing fees, Farmer Mac-approved central servicers service loans in accordance with Farmer Mac's requirements.  Central servicers are responsible to Farmer Mac for serious errors in the servicing of those loans.  If a central servicer materially breaches the terms of its servicing agreement with Farmer Mac, such as failing to forward payments received or releasing collateral without Farmer Mac's consent, or experiences insolvency or bankruptcy, Farmer Mac has the right to terminate the servicing relationship for a particular loan or the entire portfolio serviced by the central servicer. In addition, Farmer Mac can proceed against the central servicer in arbitration or exercise any remedies available to it under law. In the last three years, Farmer Mac has not exercised any remedies or taken any formal action against any central servicers. For more information about Farmer Mac's servicing requirements, see "Business—Farmer Mac Lines of Business—Farm & Ranch—Servicing" and "Business—Farmer Mac Lines of Business—Rural Utilities—Servicing" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 18, 2013.

Farmer Mac AgVantage securities are general obligations of institutions approved by Farmer Mac and are secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  As such, all AgVantage securities are secured by current loans representing at least 100 percent of the outstanding amount of the security.  As of March 31, 2013, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future. See "—Credit Risk – Institutional" for more information about Farmer Mac's credit risk on AgVantage securities.

Farmer Mac has developed different underwriting standards for rural utilities loans that depend on whether direct or indirect credit exposure is assumed on a loan and whether the borrower is an electric distribution cooperative or a generation and transmission ("G&T") cooperative. As of March 31, 2013, there were no delinquencies in Farmer Mac's portfolio of rural utilities loans, which includes rural utilities loans held and rural utilities loans underlying or securing Farmer Mac Guaranteed Securities – Rural Utilities. Farmer Mac's direct credit exposure to rural utilities loans as of March 31, 2013 was $1.0 billion, of which $996.1 million were loans to electric distribution cooperatives and $43.6 million were loans to G&T cooperatives. Farmer Mac also had indirect credit exposure to the rural utilities loans securing Farmer Mac Guaranteed Securities – Rural Utilities structured as AgVantage securities, some of which were secured by loans to G&T cooperatives. For more information, see "—Credit Risk – Institutional."

Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held and loans underlying LTSPCs and Farmer Mac Guaranteed Securities.  The methodology that Farmer Mac uses to determine the level of its allowance for losses is described in Note 1(b) to the consolidated financial statements.  Management believes that this methodology produces a reasonable estimate of probable losses, as of the balance sheet date, for all loans held and loans underlying Farmer Mac Guaranteed Securities and LTSPCs, in accordance with accounting guidance related to contingencies and measuring impairment of individual loans.

The following table summarizes the components of Farmer Mac's allowance for losses as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)
Allowance for loan losses	$7,967	$11,351
Reserve for losses:
Off-balance sheet Farm and Ranch Guaranteed Securities	616	556
LTSPCs	5,669	4,983
Total allowance for losses	$14,252	$16,890

The following table summarizes the changes in the components of Farmer Mac's allowance for losses for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended
	March 31, 2013			March 31, 2012
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Beginning Balance	$11,351	$5,539	$16,890	$10,161	$7,355	$17,516
Provision for losses	430	746	1,176	420	30	450
Charge-offs	(3,814)	—	(3,814)	—	—	—
Ending Balance	$7,967	$6,285	$14,252	$10,581	$7,385	$17,966

Farmer Mac recorded provisions of $1.2 million to the allowance for losses during the three months ended March 31, 2013, compared to provisions of $0.5 million for the same period 2012. Farmer Mac recorded charge-offs of $3.8 million during first quarter 2013, compared to no charge-offs in first quarter 2012. The charge-offs recorded in first quarter 2013 included a $3.6 million charge-off related to one ethanol loan that transitioned to REO during the quarter and for which Farmer Mac had previously provided a specific allowance.

As of March 31, 2013, Farmer Mac's allowance for losses totaled $14.3 million, or 30 basis points, of the outstanding principal balance of loans held and loans underlying LTSPCs and Farm & Ranch Guaranteed Securities (excluding AgVantage securities), compared to $16.9 million, or 36 basis points, as of December 31, 2012 and $18.0 million or 41 basis points as of March 31, 2012.

As of March 31, 2013, Farmer Mac's 90-day delinquencies were $39.7 million (0.83 percent of the non-AgVantage Farm & Ranch portfolio), compared to $33.3 million (0.70 percent of the non-AgVantage Farm & Ranch portfolio) as of December 31, 2012, and $53.1 million (1.21 percent of the non-AgVantage Farm & Ranch portfolio) as of March 31, 2012. When analyzing the overall risk profile of its program business, Farmer Mac takes into account more than the Farm & Ranch loan delinquency percentages provided above. The total program business includes AgVantage securities and rural utilities loans, neither of which have any delinquencies, and USDA Guaranteed Securities, which are backed by the full faith and credit of the United States. Across all of Farmer Mac's lines of business, 90-day delinquencies represented 0.30 percent of total program business as of March 31,

2013, compared to 0.26 percent of total program business as of December 31, 2012 and 0.44 percent as of March 31, 2012.

As of March 31, 2013, Farmer Mac's ethanol exposure, which includes loans held, loans subject to LTSPCs, and REO, was $137.1 million (2.9 percent of the non-AgVantage Farm & Ranch portfolio) on 27 different plants, with an additional $11.9 million of undisbursed commitments.  Other than the undisbursed commitments, Farmer Mac does not expect to add additional ethanol loans to its portfolio. The ethanol industry continued to experience stress during 2012 due to the elimination of tax and tariff support, as well as high corn prices caused by the drought. As of March 31, 2013, Farmer Mac had no ethanol loans that were 90-days delinquent and held a participation interest in one REO property (with a net realizable value of $0.7 million) related to an ethanol plant. For more information about the conditions facing ethanol producers, see "—Outlook."

The following table presents historical information regarding Farmer Mac's 90-day delinquencies in the Farm & Ranch line of business compared to the principal balance of all Farm & Ranch loans held and loans underlying Farm & Ranch Guaranteed Securities (excluding AgVantage securities) and LTSPCs:

	Outstanding Loans, Guarantees, and LTSPCs (1)	90-day Delinquencies	Percentage
	(dollars in thousands)
As of:
March 31, 2013	$4,782,609	$39,663	0.83%
December 31, 2012	4,747,289	33,263	0.70%
September 30, 2012	4,402,957	40,797	0.93%
June 30, 2012	4,403,212	47,026	1.07%
March 31, 2012	4,372,483	53,119	1.21%
December 31, 2011	4,349,163	40,622	0.93%
September 30, 2011	4,381,264	44,848	1.02%
June 30, 2011	4,315,987	54,633	1.27%
March 31, 2011	4,314,328	57,324	1.33%

(1)	Excludes loans pledged to secure AgVantage securities.

The 90-day delinquency measure includes loans 90 days or more past due as well as loans in foreclosure, loans restructured after delinquency, and non-performing loans where the borrower is in bankruptcy.

As of March 31, 2013, Farmer Mac individually analyzed $58.6 million of the $127.4 million of recorded investment in impaired loans for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values. For the remaining $68.8 million of impaired assets for which updated valuations were not available, Farmer Mac evaluated them in the aggregate in consideration of their similar risk characteristics and historical statistics. Farmer Mac recorded specific allowances of $3.5 million for undercollateralized assets as of March 31, 2013. Farmer Mac's non-specific or general allowances were $10.8 million as of March 31, 2013.

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

LTVs depend upon the market value of a property, as determined in accordance with Farmer Mac's collateral valuation standards.  As of March 31, 2013, the weighted-average original LTV for Farm & Ranch loans held and loans underlying LTSPCs and Farm & Ranch Guaranteed Securities (excluding AgVantage securities) was 50 percent, and the weighted-average original LTV for all 90-day delinquencies was 48 percent.

The following table presents outstanding Farm & Ranch loans held and loans underlying LTSPCs and Farm & Ranch Guaranteed Securities (excluding AgVantage securities) and 90-day delinquencies as of March 31, 2013 by year of origination, geographic region, commodity/collateral type, and original LTV:

Farm & Ranch 90-Day Delinquencies as of March 31, 2013
	Distribution of Outstanding Loans, Guarantees, and LTSPCs	Outstanding Loans, Guarantees, and LTSPCs (1)	90-Day Delinquencies (2)	Percentage
	(dollars in thousands)
By year of origination:
Before 2001	9%	$421,482	$5,027	1.19%
2001	3%	138,203	2,431	1.76%
2002	4%	179,100	5,155	2.88%
2003	4%	212,886	3,402	1.60%
2004	5%	240,644	480	0.20%
2005	7%	308,891	1,073	0.35%
2006	7%	350,893	9,950	2.84%
2007	6%	288,413	7,713	2.67%
2008	8%	375,755	516	0.14%
2009	6%	274,546	—	—%
2010	8%	402,884	707	0.18%
2011	11%	518,167	3,209	0.62%
2012	18%	879,552	—	—%
2013	4%	191,193	—	—%
Total	100%	$4,782,609	$39,663	0.83%
By geographic region (3):
Northwest	10%	$464,878	$2,826	0.61%
Southwest	36%	1,742,298	16,239	0.93%
Mid-North	30%	1,411,917	6,070	0.43%
Mid-South	12%	569,876	1,589	0.28%
Northeast	5%	250,982	1,637	0.65%
Southeast	7%	342,658	11,302	3.30%
Total	100%	$4,782,609	$39,663	0.83%
By commodity/collateral type:
Crops	47%	$2,235,600	$8,103	0.36%
Permanent plantings	18%	869,129	17,003	1.96%
Livestock	26%	1,256,349	9,781	0.78%
Part-time farm	4%	189,584	4,657	2.46%
Ag. Storage and processing (including ethanol facilities)	5%	220,938	—	—%
Other	—	11,009	119	1.08%
Total	100%	$4,782,609	$39,663	0.83%
By original loan-to-value ratio:
0.00% to 40.00%	26%	$1,219,929	$12,566	1.03%
40.01% to 50.00%	19%	923,067	11,321	1.23%
50.01% to 60.00%	28%	1,345,849	8,758	0.65%
60.01% to 70.00%	24%	1,132,798	5,864	0.52%
70.01% to 80.00%	2%	118,843	1,038	0.87%
80.01% to 90.00%	1%	42,123	116	0.28%
Total	100%	$4,782,609	$39,663	0.83%

(1)	Excludes loans pledged to secure AgVantage securities.

(2)
Includes loans and loans underlying Farm & Ranch Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, restructured after delinquency, and in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

(3)
Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN). Some states have been reclassified to different regions compared to prior periods.

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Farm & Ranch loans purchased and loans underlying LTSPCs and Farm & Ranch Guaranteed Securities (excluding AgVantage securities) as of March 31, 2013 by year of origination, geographic region, and commodity/collateral type.  The purpose of this information is to present information regarding losses relative to original Farm & Ranch purchases, guarantees, and commitments.

Farm & Ranch Credit Losses Relative to all Cumulative
Original Loans, Guarantees, and LTSPCs as of March 31, 2013
	Cumulative Original Loans, Guarantees and LTSPCs (1)	Cumulative Net Credit Losses	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
Before 2001	$7,363,449	$11,032	0.15%
2001	1,155,351	178	0.02%
2002	1,189,585	89	0.01%
2003	1,012,197	404	0.04%
2004	742,037	189	0.03%
2005	895,058	(219)	(0.02)%
2006	928,393	9,413	1.01%
2007	702,039	5,561	0.79%
2008	788,912	3,236	0.41%
2009	507,980	1,517	0.30%
2010	610,853	—	—%
2011	674,240	—	—%
2012	964,697	—	—%
2013	201,082	—	—%
Total	$17,735,873	$31,400	0.18%
By geographic region (2):
Northwest	$2,415,484	$7,410	0.31%
Southwest	6,511,986	9,000	0.14%
Mid-North	3,941,807	14,011	0.36%
Mid-South	1,923,693	(337)	(0.02)%
Northeast	1,480,465	83	0.01%
Southeast	1,462,438	1,233	0.08%
Total	$17,735,873	$31,400	0.18%
By commodity/collateral type:
Crops	$7,515,625	$4,298	0.06%
Permanent plantings	3,747,996	9,383	0.25%
Livestock	4,623,403	3,815	0.08%
Part-time farm	1,047,319	777	0.07%
Ag. Storage and processing (including ethanol facilities) (3)	655,473	13,127	2.00%
Other	146,057	—	—%
Total	$17,735,873	$31,400	0.18%

(1)	Excludes loans pledged to secure AgVantage securities.

(2)
Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN). Some states have been reclassified to different regions compared to prior periods.

(3)
Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction and, as of March 31, 2013, approximately $11.9 million of the loans were not yet disbursed by the lender.

Analysis of portfolio performance indicates that commodity type is the primary determinant of Farmer Mac's exposure to loss on a given loan. Within most commodity groups, certain geographic areas allow greater economies of scale or proximity to markets than others and, consequently, may result in more successful operations within the commodity group. Certain geographic areas also offer better growing conditions and agricultural infrastructure than others and, consequently, may result in more versatile and more successful operators within a given commodity group.  Farmer Mac's board of directors has established policies regarding geographic and commodity concentration to maintain adequate diversification and measure concentration risk.

In Farmer Mac's experience, the degree to which the collateral is specialized or highly improved, such as permanent plantings and facilities, is a more significant determinant of the probability of ultimate losses on a given loan than geographic location. The versatility of a borrower's operation (and in the case of persisting adverse economic conditions, the borrower's ability to switch commodity groups) will more likely result in profitability for the borrower and, consequently, a lower risk of decreased value for the underlying collateral. However, producers of agricultural commodities that require specialized or highly improved property are less able to adapt their operations when faced with adverse economic conditions. If adverse economic conditions persist for these commodities, not only might the borrower face a higher risk of default, but also the prospective sale value of the collateral is more likely to decrease and the related loan may become undercollateralized.  This analysis is consistent with corresponding commodity analyses, which indicate that Farmer Mac has experienced higher loss and collateral deficiency rates in its loans classified as permanent plantings as well as Ag. Storage and Processing loans, including Farmer Mac's exposure to loans on ethanol plants, for which the collateral is typically highly improved and specialized. See "—Outlook."

Starting with its disclosures for first quarter 2013, Farmer Mac revised its geographic distribution parameters to more closely align them with the geographic areas in which commonalities among borrower, commodity, and production characteristics exist.  As part of these revisions, the following states were reclassified into a different region compared to prior presentations of geographic distribution:

•	Nebraska, North Dakota, and South Dakota were moved from the Northwest region to the Mid-North region;

•	Missouri was moved from the Mid-North region to the Mid-South region; and

•	Arkansas and Louisiana were moved from the Southeast region to the Mid-South region.

The states included in the Northeast and Southwest regions did not change. Farmer Mac does not expect its revised geographic concentration measures to deviate materially from prior periods as a result of the changes described above.
Farmer Mac's methodologies for pricing its guarantee and commitment fees, managing credit risks, and providing adequate allowances for losses consider all of the foregoing factors and information.

Credit Risk – Institutional.  Farmer Mac is exposed to credit risk arising from its business relationships with other institutions including:

•	issuers of AgVantage securities and investments held by Farmer Mac;

•	approved lenders and servicers; and

•	interest rate swap counterparties.

Each AgVantage security is a general obligation of an issuing institution that is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security, with some level of overcollateralization also required for AgVantage securities secured by Farm & Ranch loans.  Farmer Mac approves AgVantage counterparties and manages institutional credit risk related to such AgVantage counterparties by requiring them to meet Farmer Mac's standards for creditworthiness.  The required collateralization level is established at the time of issuance and does not change during the life of the security.  In AgVantage transactions, the corporate obligor is required to remove from the pool of pledged collateral any loan that becomes more than 30 days delinquent in the payment of principal or interest and to substitute an eligible loan that is current in payment to maintain the minimum required collateralization level.  In the event of a default on the general obligation, Farmer Mac would have recourse to the pledged collateral and have rights to the ongoing borrower payments of principal and interest. For a more detailed description of AgVantage securities, see "Business—Farmer Mac Lines of Business—Farm & Ranch—AgVantage Securities" in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013.

The unpaid principal balance of outstanding AgVantage on-balance sheet Farm & Ranch Guaranteed Securities totaled $3.4 billion as of March 31, 2013 and $3.3 billion as of December 31, 2012. The unpaid principal balance of Farmer Mac Guaranteed Securities – Rural Utilities structured as AgVantage transactions issued by CFC and held by Farmer Mac totaled $1.5 billion as of March 31, 2013 and $1.3 billion as of December 31, 2012. In addition, the unpaid principal balance of outstanding off-balance sheet AgVantage transactions totaled $1.0 billion as of both March 31, 2013 and December 31, 2012.

The following table provides information about the issuers of AgVantage securities, as well as the required collateralization levels for those transactions as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
Counterparty	Balance	Credit Rating	Required Collateralization	Balance	Credit Rating	Required Collateralization
	(dollars in thousands)
MetLife(1)	$2,750,000	AA-	103%	$2,750,000	AA-	103%
CFC	1,558,250	A	100%	1,311,175	A	100%
Rabo Agrifinance, Inc.	1,600,000	N/A	106%	1,500,000	N/A	106%
Rabobank N.A.	50,000	N/A	106%	50,000	N/A	106%
Other(2)	9,200	N/A	111% to 120%	9,200	N/A	111% to 120%
Total outstanding	$5,967,450			$5,620,375

(1)	Includes securities issued by Metropolitan Life Insurance Company and MetLife Insurance Company of Connecticut.

(2)	Consists of AgVantage securities issued by 4 different issuers as of both March 31, 2013 and December 31, 2012.

Farmer Mac manages institutional credit risk related to lenders and servicers by requiring those institutions to meet Farmer Mac's standards for creditworthiness.  Farmer Mac monitors the financial condition of those institutions by evaluating financial statements and bank credit rating agency reports.  For more information on Farmer Mac's approval of lenders, see "Business—Farmer Mac Lines of Business—Farm & Ranch—Approved Lenders" in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013. Credit risk related to interest rate swap contracts is discussed in "—Risk Management—Interest Rate Risk" and Note 4 to the consolidated financial statements.

Farmer Mac manages institutional credit risk related to its interest rate swap counterparties through collateralization provisions contained in each of its swap agreements that varies based on the market value of its swaps portfolio with each counterparty. In addition, Farmer Mac transacts interest rate swaps with multiple counterparties to ensure a more even distribution of institutional credit risk related to its swap transactions. Once mandatory clearing of certain interest rate derivative transactions becomes effective for Farmer Mac under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-

Frank Act"), which is expected to be during second quarter 2013, Farmer Mac expects to be able to use the clearing process for cleared swap transactions as another mechanism for managing its derivative counterparty risk.

Credit Risk – Other Investments. As of March 31, 2013, Farmer Mac had $893.4 million of cash and cash equivalents and $2.3 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's own policies and FCA regulations, which establish limitations on dollar amount, issuer concentration, and credit quality. Those regulations can be found at 12 C.F.R. §§ 652.1-652.45 (the "Liquidity and Investment Regulations"). In addition to establishing a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize the Corporation's exposure to financial market volatility, preserve capital, and support the Corporation's access to the debt markets.

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

FCA's Liquidity and Investment Regulations and Farmer Mac's policies also establish concentration limits, which are intended to limit exposure to any one counterparty. FCA's Liquidity and Investment Regulations limit Farmer Mac's total credit exposure to any single issuer of securities and uncollateralized financial derivatives to 25 percent of the Corporation's regulatory capital (as of March 31, 2013,
25 percent of Farmer Mac's regulatory capital was $137.7 million). This limitation is not applied to the obligations of the United States or to qualified investment funds. The limitation applied to the obligations of any GSE is 100 percent of Farmer Mac's regulatory capital. Farmer Mac's policy applicable to new investments limits the Corporation's total exposure to any single issuer of securities (other than GSEs and Government Agencies) and uncollateralized financial derivatives to 5 percent of the Corporation's regulatory capital. For more information on recent and proposed changes to the Liquidity and Investment Regulations, see "—Regulatory Matters."

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

Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage and rural utilities loans reduce, but do not eliminate, prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected.  Those provisions require borrowers to make an additional payment when they prepay their loans so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid.  Those provisions create a disincentive to prepayment and compensate the Corporation for some of its interest rate risks.  As of March 31, 2013, 4 percent of the total outstanding balance of loans in the Farm & Ranch line of business where Farmer Mac either owned the loan or the beneficial interest in the underlying loan had yield maintenance provisions and 4 percent had other forms of prepayment protection (together covering 10 percent of all loans with fixed interest rates).  Of the Farm & Ranch loans purchased in 2013, none had yield maintenance or another form of prepayment protection. As of March 31, 2013, none of the USDA Guaranteed Securities had yield maintenance provisions; however, 9 percent contained prepayment penalties.  Of the USDA Guaranteed Securities purchased in first quarter 2013, 15 percent contained various forms of prepayment penalties.  As of March 31, 2013,
67 percent of the rural utilities loans owned by Farmer Mac had yield maintenance provisions.  Of the rural utilities loans purchased in first quarter 2013, 87 percent had yield maintenance provisions.  As of March 31, 2013, substantially all of the rural utilities loans held in trusts where Farmer Mac owned the beneficial interest in the underlying loan had yield maintenance provisions.

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

Farmer Mac's $893.4 million of cash and cash equivalents mature within three months and are funded with discount notes having similar maturities. As of March 31, 2013, $2.1 billion of the $2.3 billion of investment securities (91 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year. Those securities are funded with effectively floating rate medium-term notes or discount notes that closely match the rate adjustment dates of the associated investments. As of March 31, 2013, Farmer Mac had outstanding discount notes of $4.6 billion, medium-term notes that mature within one year of $1.9 billion and medium-term notes that mature after one year of $5.0 billion.

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

Farmer Mac manages the interest rate risk related to these loans, and any related Farmer Mac Guaranteed Securities or debt issuance, through the use of forward sale contracts on the debt of other GSEs and futures contracts involving U.S. Treasury securities.  Farmer Mac uses forward sale contracts on GSE securities to reduce its interest rate exposure to changes in both Treasury rates and spreads on Farmer Mac debt and certain Farmer Mac Guaranteed Securities. Issuing debt to fund the loans as investments does not fully eliminate interest rate risk due to the possible timing differences in the cash flows of the assets and related liabilities, as discussed above.

Recognizing that interest rate sensitivity may change with the passage of time and as interest rates change, Farmer Mac assesses this exposure on a regular basis and, if necessary, readjusts its portfolio of assets and liabilities by:

•	purchasing assets in the ordinary course of business;

•	refunding existing liabilities; or

•	using financial derivatives to alter the characteristics of existing assets or liabilities.

Farmer Mac uses a variety of metrics to quantify and manage its interest rate risk. These metrics include sensitivity to interest rate movements of market value of equity ("MVE") and net interest income ("NII") as well as duration gap analysis. MVE represents management's estimate of the present value of all future cash flows from on- and off-balance sheet assets, liabilities and financial derivatives, discounted at current interest rates and appropriate spreads. However, MVE is not indicative of the market value of Farmer Mac as a going concern because these market values are theoretical and do not reflect future business activities. MVE sensitivity analysis is used to measure the degree to which the market values of Farmer Mac's assets and liabilities change for a given change in interest rates. Because this analysis evaluates the impact of interest rate movements on the value of all future cash flows, this measure provides an evaluation of Farmer Mac's long-term interest rate risk.

Farmer Mac's NII is the difference between the yield on its interest-earning assets and its funding costs. Farmer Mac's NII may be affected by changes in market interest rates resulting from timing differences between maturities and repricing characteristics of assets and liabilities. The direction and magnitude of any such effect depends on the direction and magnitude of the change in interest rates as well as the composition of Farmer Mac's book of business. The NII forecast represents an estimate of the net interest income that Farmer Mac's current book of business is expected to produce over a twelve month horizon. As a result, NII sensitivity statistics provide a shorter-term view of Farmer Mac's interest rate sensitivity.

Duration is a measure of a financial instrument's sensitivity to small changes in interest rates. Duration gap is the difference between the estimated durations of Farmer Mac's assets and liabilities. Because duration is a measure of market value sensitivity, duration gap summarizes the extent to which estimated market value sensitivities for assets and liabilities are matched. Duration gap provides a relatively concise measure of the interest rate risk inherent in Farmer Mac's outstanding book of business.

A positive duration gap denotes that the duration of Farmer Mac's assets is greater than the duration of its liabilities. A positive duration gap indicates that the market value of Farmer Mac's assets is more sensitive to small interest rate movements than is the market value of its liabilities. Conversely, a negative duration gap indicates that Farmer Mac's assets are less sensitive to small interest rate movements than are the liabilities.

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

The following schedule summarizes the results of Farmer Mac's MVE and NII sensitivity analysis as of March 31, 2013 and December 31, 2012 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

	Percentage Change in MVE from Base Case
Interest Rate Scenario	March 31, 2013	December 31, 2012
+100 basis points	3.3%	4.8%
-25 basis points	(2.1)%	(2.2)%

	Percentage Change in NII from Base Case
Interest Rate Scenario	March 31, 2013	December 31, 2012
+100 basis points	0.9%	(0.4)%
-25 basis points	(5.8)%	(6.2)%

Farmer Mac's board of directors has established policies and procedures regarding MVE and NII sensitivity. These policies include the measurement of MVE and NII sensitivity to more severe decreasing interest rate scenarios that are consistent in magnitude with the increasing interest rate scenarios. However, given the persistent low interest rate environment, such rate scenarios produce negative interest rates, and, as a result, do not produce results that are meaningful. Consequently, Farmer Mac measures and reports MVE and NII sensitivity to a down 25 basis point interest rate shock.

As of March 31, 2013, Farmer Mac's effective duration gap was minus 2.2 months, compared to minus 2.4 months as of December 31, 2012.  Farmer Mac's interest rate sensitivity did not materially change during the first quarter. Overall interest rate sensitivity remains relatively low and at manageable levels.

The economic effects of financial derivatives are included in Farmer Mac's MVE, NII, and duration gap analyses.  Farmer Mac enters into the following financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of assets, future cash flows, credit exposure, and debt issuance, not for trading or speculative purposes:

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

As of March 31, 2013, Farmer Mac had $6.9 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to twenty-five years, of which $1.7 billion were pay-fixed interest rate swaps, $4.6 billion were receive-fixed interest rate swaps, and $0.6 billion were basis swaps.

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

Farmer Mac has used callable interest rate swaps (in conjunction with the issuance of short-term debt) as an alternative to callable medium-term notes with equivalently structured maturities and call options.  The call options on the swaps are designed to match the prepayment options on those assets without prepayment protection.  The blended durations of the swaps are also designed to match the duration of the related assets over their estimated lives.  If the assets prepay, the swaps can be called and the short-term debt repaid; if the assets do not prepay, the swaps remain outstanding and the short-term debt is rolled over, effectively providing fixed rate callable funding over the lives of the related assets.  Thus, the economics of the assets are closely matched to the economics of the interest rate swap and funding combination.

As discussed in Note 4 to the consolidated financial statements, all financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Changes in the fair values of financial derivatives are reported in "Gains on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in fair value hedging relationships, changes in the fair values of the hedged items related to the risk being hedged are also reported in "Gains on financial derivatives and hedging activities" in the consolidated statements of operations. Farmer Mac currently has no financial derivatives designated in cash flow hedging relationships.  All of Farmer Mac's financial derivative transactions are conducted under standard collateralized agreements that limit Farmer

Mac's potential credit exposure to any counterparty.  As of March 31, 2013, Farmer Mac had uncollateralized net exposures of $1.2 million to two counterparties. As of December 31, 2012, Farmer Mac had uncollateralized net exposures of $0.8 million to three counterparties.

Liquidity and Capital Resources

Farmer Mac regularly accesses the capital markets for liquidity, and Farmer Mac maintained access to the capital markets at favorable rates throughout 2012 and the first quarter of 2013. Assuming continued access to the capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac also has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets. That plan involves borrowing through repurchase agreement arrangements and the sale of liquid assets. In accordance with the calculation prescribed by FCA regulations, Farmer Mac is required to maintain a minimum of 60 days of liquidity and targets 90 days of liquidity. In accordance with the methodology prescribed by those regulations, Farmer Mac maintained an average of 179 days of liquidity during first quarter 2013 and had 183 days of liquidity as of March 31, 2013.

Debt Issuance.  Farmer Mac funds its purchases of eligible loan assets and liquidity investment assets primarily by issuing debt obligations of various maturities through a network of dealers in the public capital markets.  Farmer Mac works to enhance its funding operations by conducting extensive debt investor relations initiatives, including conducting non-deal roadshows with institutional investors; making periodic dealer sales force presentations; and speaking at numerous fixed income investors conferences throughout the United States. Debt obligations issued by Farmer Mac include discount notes and fixed and floating rate medium-term notes, including callable notes. Farmer Mac also issues discount notes and medium-term notes to obtain funds to finance investment activities, transaction costs, guarantee payments, and LTSPC purchase obligations.

Farmer Mac's board of directors has authorized the issuance of up to $15.0 billion of discount notes and medium-term notes (of which $11.5 billion was outstanding as of March 31, 2013), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac invests the proceeds of its debt issuances in loans, Farmer Mac Guaranteed Securities, and liquidity investment assets in accordance with policies established by its board of directors and subject to regulations established by FCA. Farmer Mac's borrowing costs remained at favorable levels during first quarter 2013, although Farmer Mac's borrowing costs relative to LIBOR have continued to trend toward Farmer Mac's historical average as LIBOR has decreased over the past year.

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

Farmer Mac maintains cash, cash equivalents (including U.S. Treasury securities and other short-term money market instruments), and other investment securities that can be drawn upon for liquidity needs.  The following table presents these assets as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)
Cash and cash equivalents	$893,387	$785,564
Investment securities:
Guaranteed by U.S. Government and its agencies	1,115,356	1,377,870
Guaranteed by GSEs	785,158	755,991
Preferred stock issued by GSEs	86,792	87,086
Corporate debt securities	162,758	129,179
Asset-backed securities principally backed by Government-guaranteed student loans	147,252	149,503
Total	$3,190,703	$3,285,193

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

Farmer Mac held $65.2 million of ARCs as of March 31, 2013, compared to $63.2 million of ARCs as of December 31, 2012.  As of March 31, 2013, Farmer Mac's carrying value of its ARCs was 88 percent of par.  The discounted carrying value reflects uncertainty regarding the ability to obtain par in the absence of any active market trading. See Note 8 for more information on the carrying value of ARCs.

Capital Requirements.  See "—Balance Sheet Review—Regulatory Capital Compliance" for more information about Farmer Mac's capital position.

Regulatory Matters

The Dodd-Frank Act contains a variety of provisions designed to regulate financial markets. Certain provisions of the Dodd-Frank Act, including those regarding reporting, margin requirements, and clearing of derivatives, corporate governance, and executive compensation, apply to Farmer Mac. Farmer Mac does not expect that any of the final rules that have been passed or that are anticipated to be passed under the Dodd-Frank Act, including those mandating clearing of interest rate derivatives transactions, will have a material effect on the Corporation's business activities and operations or financial condition. Farmer Mac will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act and expects to be able to adapt successfully to any new applicable legislative and regulatory requirements. Farmer Mac expects that mandatory derivative clearing rules under the Dodd-Frank Act will go into effect for Farmer Mac during second quarter 2013, and Farmer Mac estimates that the majority of its derivative contracts will be subject to mandatory clearing at that time. Farmer Mac has been working with its derivative counterparties to effect a smooth transition to clearing these swap transactions once the mandatory clearing rules go into effect for Farmer Mac.

On November 5, 2012, the FCA published in the Federal Register a final rule addressing investment management changes to the Liquidity and Investment Regulations, including requirements for due diligence and stress testing of liquidity investment assets and interest rate risk management. The final rule also streamlines the process for handling investments that fail to meet eligibility criteria after purchase and modifies the permissible purposes of Farmer Mac’s liquidity investments to include FCA-approved investments that would complement Farmer Mac’s program activities. The final rule was effective December 31, 2012. Farmer Mac does not expect its compliance with the final rule to have a material effect on its liquidity or operations. The FCA has indicated that it intends to issue additional final rules addressing changes to the Liquidity and Investment Regulations relating to liquidity management and investment eligibility that had also been included in a proposed rule published in the Federal Register on November 18, 2011. On May 8, 2013, FCA re-opened the comment period on the portion of the proposed rule relating to Farmer Mac's days-of-liquidity requirement in the Liquidity and Investment Regulations. Farmer Mac intends to submit comments on the proposed rule prior to the end of the comment period, which is June 7, 2013.

On January 25, 2013, the FCA published a proposed rule in the Federal Register to address capital planning for Farmer Mac. The proposed rule outlines proposed requirements for Farmer Mac's annual capital planning process, including assessing adequacy of capital, performing capital stress testing, and reporting any proposed capital distributions to the FCA. Farmer Mac submitted comments on the proposed rule prior to the close of the comment period on March 26, 2013.

Other Matters

Common Stock. For first quarter 2013, Farmer Mac paid a quarterly dividend of $0.12 per share on all classes of its common stock. For each quarter in 2012, Farmer Mac paid a quarterly dividend of $0.10 per share on all classes of its common stock. Farmer Mac's ability to declare and pay a dividend could be restricted if it failed to comply with regulatory capital requirements. See "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement Levels" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 18, 2013.

Preferred Stock Dividends. For first quarter 2013, Farmer Mac paid a quarterly dividend of $2.36 per share on its Series C Preferred Stock. Series C Preferred Stock was retired and redeemed on January17, 2013 with proceeds from the issuance of the Series A Preferred Stock. A dividend of $0.3672 was paid on the Series A Preferred Stock on the regularly scheduled payment date of April 17, 2013.

Non-controlling Interest. For first quarter 2013 and for each quarter during 2012, Farmer Mac II LLC paid a quarterly dividend of $22.1875 per share on the company's preferred stock. Farmer Mac's net income attributable to non-controlling interest totaled $5.5 million for both the three months ended
March 31, 2013 and 2012. These amounts represent the dividends paid on the Farmer Mac II LLC preferred stock held by third parties. Farmer Mac's income tax expense is determined based on income before income taxes less the amount of these dividends.

Supplemental Information

The following tables present quarterly and annual information regarding loan purchases, guarantees and LTSPCs and outstanding loans, guarantees and LTSPCs:

Farmer Mac Purchases, Guarantees and LTSPCs
	Farm & Ranch			Rural Utilities
	Loans and			Loans and
	Guaranteed		USDA	Guaranteed
	Securities	LTSPCs (1)	Guarantees	Securities	Total
	(in thousands)
For the quarter ended:
March 31, 2013	$259,887	$166,780	$122,187	$355,262	$904,116
December 31, 2012	181,555	378,258	102,339	190,044	852,196
September 30, 2012	333,882	115,757	114,974	276,843	841,456
June 30, 2012	345,423	70,458	165,613	58,286	639,780
March 31, 2012	310,486	179,637	101,725	24,350	616,198
December 31, 2011	98,425	97,688	104,134	55,007	355,254
September 30, 2011	1,069,701	266,906	87,051	32,387	1,456,045
June 30, 2011	416,930	53,248	99,275	38,674	608,127
March 31, 2011	711,899	54,152	117,253	80,517	963,821

For the year ended:
December 31, 2012	1,171,346	744,110	484,651	549,523	2,949,630
December 31, 2011	2,296,955	471,994	407,713	206,585	3,383,247
(1) Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction and, as of March 31, 2013, approximately $11.9 million of the loans were not yet disbursed by the lender.

Outstanding Balance of Farmer Mac Loans, Guarantees and LTSPCs and USDA Guarantees
	Farm & Ranch			Rural Utilities
	Loans and			Loans and
	Guaranteed		USDA	Guaranteed
	Securities	LTSPCs	Guarantees	Securities	Total
	(in thousands)
As of:
March 31, 2013	$6,970,244	$2,221,565	$1,648,105	$2,597,948	$13,437,862
December 31, 2012	6,900,421	2,156,068	1,615,579	2,343,120	13,015,188
September 30, 2012	6,830,321	1,881,836	1,599,226	2,156,676	12,468,059
June 30, 2012	6,655,132	1,858,080	1,579,187	2,158,021	12,250,420
March 31, 2012	6,433,121	1,850,362	1,529,642	2,253,300	12,066,425
December 31, 2011	6,280,976	1,776,051	1,513,177	2,343,098	11,913,302
September 30, 2011	6,277,085	1,811,280	1,463,129	2,289,899	11,841,393
June 30, 2011	6,803,951	1,694,470	1,425,883	2,274,193	12,198,497
March 31, 2011	6,485,156	1,712,791	1,402,831	2,235,522	11,836,300

Outstanding Balance of Loans Held and Loans Underlying On-Balance Sheet Farmer Mac Guaranteed Securities and USDA Guaranteed Securities
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
March 31, 2013	$4,670,617	$1,797,456	$2,883,474	$9,351,547
December 31, 2012	4,483,453	1,803,866	2,648,103	8,935,422
September 30, 2012	4,904,265	1,213,588	2,473,086	8,590,939
June 30, 2012	5,035,743	1,259,568	2,063,490	8,358,801
March 31, 2012	4,993,233	1,210,405	2,410,310	8,613,948
December 31, 2011	5,288,687	1,230,374	1,967,960	8,487,021
September 30, 2011	5,233,417	1,192,497	1,909,470	8,335,384
June 30, 2011	4,193,132	1,198,740	1,907,698	7,299,570
March 31, 2011	3,835,010	1,164,567	1,893,487	6,893,064

The following table presents the quarterly net effective spread by business segment:

	Net Effective Spread by Business Segment
	Farm & Ranch		USDA Guarantees		Rural Utilities		Corporate		Net Effective Spread
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
For the quarter ended:
March 31, 2013	$16,049	1.32%	$2,933	0.73%	$3,014	0.51%	$4,267	0.59%	$26,263	0.90%
December 31, 2012	16,133	1.36%	2,869	0.74%	3,155	0.55%	4,303	0.56%	26,460	0.91%
September 30, 2012	16,839	1.46%	2,830	0.73%	3,109	0.57%	4,478	0.57%	27,256	0.95%
June 30, 2012	16,749	1.54%	2,790	0.74%	3,006	0.55%	4,664	0.64%	27,209	0.99%
March 31, 2012	14,874	1.45%	2,766	0.75%	3,177	0.54%	4,815	0.66%	25,632	0.94%
December 31, 2011	15,442	1.57%	2,693	0.74%	3,152	0.54%	4,735	0.71%	26,022	1.00%
September 30, 2011	13,542	1.52%	2,705	0.77%	3,046	0.53%	3,472	0.55%	22,765	0.93%
June 30, 2011	11,318	1.65%	2,724	0.79%	3,087	0.54%	3,860	0.62%	20,989	0.95%
March 31, 2011	10,927	1.93%	2,667	0.79%	3,002	0.49%	3,047	0.52%	19,643	0.94%

The following table presents core earnings reconciled to GAAP net income available to common stockholders for first quarter 2013 and each of the quarters in 2012 and 2011:

Core Earnings by Quarter Ended
	March 2013	December 2012	September 2012	June 2012	March 2012	December 2011	September 2011	June 2011	March 2011
	(in thousands)
Revenues:
Net effective spread	$26,263	$26,460	$27,256	$27,209	$25,632	$26,022	$22,765	$20,989	$19,643
Guarantee and commitment fees	6,792	6,764	6,591	6,607	6,660	6,740	6,930	7,159	7,261
Other	187	393	384	(294)	18	55	(680)	46	(83)
Total revenues	33,242	33,617	34,231	33,522	32,310	32,817	29,015	28,194	26,821

Credit related expenses:
Provisions for/(release of) losses	1,176	1,157	94	174	450	(118)	(801)	(775)	(653)
REO operating expenses	126	47	66	15	6	82	142	231	368
(Gains)/losses on sale of REO	(47)	(629)	13	(262)	—	(254)	4	(627)	(97)
Total credit related expenses	1,255	575	173	(73)	456	(290)	(655)	(1,171)	(382)

Operating expenses:
Compensation & employee benefits	4,698	5,752	4,375	4,574	4,485	3,916	4,805	4,666	4,497
General & Administrative	2,917	2,913	2,788	2,664	2,758	2,315	2,505	2,656	2,256
Regulatory fees	594	594	562	562	563	563	550	573	591
Total operating expenses	8,209	9,259	7,725	7,800	7,806	6,794	7,860	7,895	7,344

Net earnings	23,777	23,783	26,333	25,795	24,048	26,313	21,810	21,470	19,859
Income taxes	6,081	5,914	6,682	6,627	6,028	7,471	4,316	5,162	4,530
Non-controlling interest	5,547	5,546	5,547	5,547	5,547	5,546	5,547	5,547	5,547
Preferred stock dividends	851	720	719	720	720	720	719	720	720
Core earnings	$11,298	$11,603	$13,385	$12,901	$11,753	$12,576	$11,228	$10,041	$9,062

Reconciling items (after-tax effects):
Unrealized gains/(losses) on financial derivatives and hedging activities	5,712	4,719	3,456	(14,035)	10,185	386	(35,857)	(4,439)	8,980
Unrealized gains/(losses) on trading assets	136	1,778	(286)	(2,006)	714	2,476	(2,361)	1,280	852
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(618)	(4,534)	(873)	(901)	(958)	(1,875)	(1,154)	(963)	300
Net effects of settlements on agency forwards	(338)	(102)	699	(250)	509	(240)	(1,291)	(647)	(346)
Lower of cost or fair value adjustments on loans held for sale	—	(3,863)	—	—	—	—	6,403	(102)	(525)
GAAP net income/(loss) attributable to common stockholders	$16,190	$9,601	$16,381	$(4,291)	$22,203	$13,323	$(23,032)	$5,170	$18,323

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

(a) Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Corporation's periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Corporation's management on a timely basis to allow decisions regarding required disclosure. Management, including Farmer Mac's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined under Rules 13a‑15(e) and 15d‑15(e) of the Exchange Act) as of March 31, 2013.

The Corporation carried out the evaluation of the effectiveness of Farmer Mac's disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of March 31, 2013.

(b) Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Farmer Mac is a federally chartered instrumentality of the United States and its debt and equity securities are exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933.

During first quarter 2013, one type of transaction occurred related to Farmer Mac common stock that was not registered under the Securities Act of 1933 and not otherwise reported on a Current Report on
Form 8-K. On January 7, 2013, pursuant to Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 107 shares of its Class C common stock to the four directors who elected to receive stock in lieu of their cash retainers. The number of shares issued to the directors was calculated based on a price of $32.50 per share, which was the closing price of the Class C common stock on December 31, 2012 as reported by the New York Stock Exchange.

(b)    Not applicable.

(c)    None.

Item 3.	Defaults Upon Senior Securities

(a)	None.

(b)	None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

(a)	None.

(b)	None.

Item 6.	Exhibits

*	3.1	—	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Food, Conservation and Energy Act of 2008 (previously filed as Exhibit 3.1 to Form 10-Q filed August 12, 2008).
*	3.2	—	Amended and Restated By-Laws of the Registrant (previously filed as Exhibit 3.1 to Form 8-K filed December 12, 2012).
*	4.1	—	Specimen Certificate for Farmer Mac Class A Voting Common Stock (previously filed as Exhibit 4.1 to Form 10-Q filed May 15, 2003).
*	4.2	—	Specimen Certificate for Farmer Mac Class B Voting Common Stock (previously filed as Exhibit 4.2 to Form 10-Q filed May 15, 2003).
*	4.3	—	Specimen Certificate for Farmer Mac Class C Voting Common Stock (previously filed as Exhibit 4.3 to Form 10-Q filed May 15, 2003).
**	4.4.1	—	Specimen Certificate for 5.875% Non-Cumulative Preferred Stock, Series A.
*	4.4.2	—	Certificate of Designation of Terms and Conditions of 5.875% Non-Cumulative Preferred Stock, Series A (Previously filed as Exhibit 4.1 to Form 8-A filed January 17, 2013).
*	21	—	List of the Registrant's subsidiaries (previously filed as Exhibit 21 to Form 10-K filed March 16, 2010).
**	31.1	—
Certification of Registrant's principal executive officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Registrant's principal executive officer and principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Timothy L. Buzby		May 9, 2013
By:	Timothy L. Buzby	Date
President and Chief Executive Officer
(Principal Executive Officer)

/s/ R. Dale Lynch		May 9, 2013
By:	R. Dale Lynch	Date
Senior Vice President - Chief Financial Officer
(Principal Financial Officer)