Form 10-Q
period 2013-06-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2013-08-08
CIK 845877

As filed with the Securities and Exchange Commission on August 8, 2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
Commission File Number 001-14951
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
Yes        ☐                                No           ☒
As of August 1, 2013, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock and 9,300,322 shares of Class C non-voting common stock.

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2013	December 31, 2012
	(in thousands)
Assets:
Cash and cash equivalents	$650,723	$785,564
Investment securities:
Available-for-sale, at fair value	2,455,852	2,498,382
Trading, at fair value	1,064	1,247
Total investment securities	2,456,916	2,499,629
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value	5,058,853	4,766,258
USDA Guaranteed Securities:
Available-for-sale, at fair value	1,543,764	1,486,595
Trading, at fair value	73,592	104,188
Total USDA Guaranteed Securities	1,617,356	1,590,783
Loans:
Loans held for sale, at lower of cost or fair value	—	673,991
Loans held for investment, at amortized cost	2,397,485	1,503,559
Loans held for investment in consolidated trusts, at amortized cost	559,048	563,575
Allowance for loan losses	(7,368)	(11,351)
Total loans, net of allowance	2,949,165	2,729,774
Real estate owned, at lower of cost or fair value	2,841	3,985
Financial derivatives, at fair value	23,164	31,173
Interest receivable (includes $9,318 and $9,676, respectively, related to consolidated trusts)	94,181	103,414
Guarantee and commitment fees receivable	43,074	41,789
Deferred tax asset, net	11,331	3,123
Prepaid expenses and other assets	28,347	66,709
Total Assets	$12,935,951	$12,622,201
Liabilities and Equity:
Liabilities:
Notes payable:
Due within one year	$6,785,164	$6,567,366
Due after one year	5,173,667	5,034,739
Total notes payable	11,958,831	11,602,105
Debt securities of consolidated trusts held by third parties	168,488	167,621
Financial derivatives, at fair value	99,063	150,682
Accrued interest payable (includes $2,249 and $2,534, respectively, related to consolidated trusts)	52,733	51,779
Guarantee and commitment obligation	39,027	37,803
Accounts payable and accrued expenses	9,378	13,710
Reserve for losses	6,110	5,539
Total Liabilities	12,333,630	12,029,239
Commitments and Contingencies (Note 6)
Equity:
Preferred stock:
Series A, par value $25 per share, 2,400,000 shares authorized, issued and outstanding	58,333	—
Series C, par value $1,000 per share, 100,000 shares authorized, 57,578 shares issued and outstanding	—	57,578
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,292,942 shares and 9,171,343 shares outstanding, respectively	9,293	9,171
Additional paid-in capital	109,001	106,617
Accumulated other comprehensive income, net of tax, related to available-for-sale securities	38,721	73,969
Retained earnings	143,589	102,243
Total Stockholders' Equity	360,468	351,109
Non-controlling interest - preferred stock	241,853	241,853
Total Equity	602,321	592,962
Total Liabilities and Equity	$12,935,951	$12,622,201
See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$5,471	$6,024	$11,205	$12,256
Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	31,605	37,523	63,326	75,269
Loans	24,669	28,031	48,712	57,184
Total interest income	61,745	71,578	123,243	144,709
Total interest expense	33,584	36,961	66,712	75,884
Net interest income	28,161	34,617	56,531	68,825
Release of allowance for loan losses	529	1,220	99	800
Net interest income after release of loan losses	28,690	35,837	56,630	69,625
Non-interest income/(loss):
Guarantee and commitment fees	6,759	6,064	13,371	11,994
Gains/(losses) on financial derivatives and hedging activities	14,983	(31,292)	19,477	(24,892)
Losses on trading assets	(327)	(3,086)	(117)	(1,987)
Gains on sale of available-for-sale investment securities	3,071	—	3,073	28
Gains on sale of real estate owned	1,124	262	1,171	262
Other income	873	771	1,953	1,492
Non-interest income/(loss)	26,483	(27,281)	38,928	(13,103)
Non-interest expense:
Compensation and employee benefits	4,571	4,574	9,269	9,059
General and administrative	2,715	2,664	5,632	5,422
Regulatory fees	594	562	1,188	1,125
Real estate owned operating costs, net	259	15	385	21
(Release of)/provision for reserve for losses	(175)	1,394	571	1,424
Non-interest expense	7,964	9,209	17,045	17,051
Income/(loss) before income taxes	47,209	(653)	78,513	39,471
Income tax expense/(benefit)	13,036	(2,629)	21,752	9,025
Net income	34,173	1,976	56,761	30,446
Less: Net income attributable to non-controlling interest - preferred stock dividends	(5,547)	(5,547)	(11,094)	(11,094)
Net income/(loss) attributable to Farmer Mac	28,626	(3,571)	45,667	19,352
Preferred stock dividends	(881)	(720)	(1,732)	(1,440)
Net income/(loss) attributable to common stockholders	$27,745	$(4,291)	$43,935	$17,912

Earnings/(loss) per common share and dividends:
Basic earnings/(loss) per common share	$2.57	$(0.41)	$4.08	$1.72
Diluted earnings/(loss) per common share	$2.48	$(0.41)	$3.93	$1.63
Common stock dividends per common share	$0.12	$0.10	$0.24	$0.20
See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands)
Net income	$34,173	$1,976	$56,761	$30,446
Other comprehensive (loss)/income, net of tax:
Unrealized holding (losses)/gains on available-for-sale securities (1)	(48,190)	10,827	(26,378)	10,863
Less reclassification adjustments included in:
Gains on financial derivatives and hedging activities (2)	(3,211)	—	(6,418)	—
Gains on sale of available-for-sale investment securities (3)	(1,996)	—	(1,997)	(18)
Other income (4)	(241)	(237)	(455)	(502)
Other comprehensive (loss)/income	(53,638)	10,590	(35,248)	10,343
Comprehensive income	(19,465)	12,566	21,513	40,789
Less: Comprehensive income attributable to noncontrolling interest - preferred stock dividends	(5,547)	(5,547)	(11,094)	(11,094)
Comprehensive income attributable to Farmer Mac	$(25,012)	$7,019	$10,419	$29,695

(1)
Presented net of income tax benefit of $25.9 million and expense of $5.8 million for the three months ended June 30, 2013 and 2012, respectively, and income tax benefit of $14.2 million and expense of $5.8 million for the six months ended June 30, 2013 and 2012, respectively.

(2)
Relates to the amortization of the unrealized gains on the hedged items prior to application of hedge accounting. Presented net of income tax benefit of $1.7 million and $3.5 million for the three months and six months ended June 30, 2013, respectively.

(3)
Represents realized gains on sales of available-for-sale investment securities. Presented net of income tax benefit of $1.1 million for the three months ended June 30, 2013 and income tax benefit of $1.1 million and $10,000 for the six months ended June 30, 2013 and 2012, respectively.

(4)
Represents amortization of deferred gains related to certain available-for-sale USDA Guaranteed Securities and Farmer Mac Guaranteed Securities. Presented net of income tax benefit of $0.1 million for the three months ended June 30, 2013 and 2012, and income tax benefit of $0.2 million and $0.3 million for the six months ended June 30, 2013 and 2012, respectively.

See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	For the Six Months Ended
	June 30, 2013		June 30, 2012
	Shares	Amount	Shares	Amount
	(in thousands)
Preferred stock:
Balance, beginning of period	58	$57,578	58	$57,578
Issuance of Series A preferred stock	2,400	58,333	—	—
Redemption of Series C preferred stock	(58)	(57,578)	—	—
Balance, end of period	2,400	$58,333	58	$57,578
Common stock:
Balance, beginning of period	10,702	$10,702	10,357	$10,357
Issuance of Class C common stock	122	122	126	126
Balance, end of period	10,824	$10,824	10,483	$10,483
Additional paid-in capital:
Balance, beginning of period		$106,617		$102,821
Stock-based compensation expense		1,540		1,800
Issuance of Class C common stock		3		7
Tax effect of stock-based awards		841		(609)
Balance, end of period		$109,001		$104,019
Retained earnings:
Balance, beginning of period		$102,243		$62,554
Net income attributable to Farmer Mac		45,667		19,352
Cash dividends:
Preferred stock, Series A ($0.6650 per share)		(1,596)		—
Preferred stock, Series C ($2.36 per share in 2013 and $25.00 per share in 2012)		(136)		(1,440)
Common stock ($0.24 per share in 2013 and $0.20 per share in 2012)		(2,589)		(2,084)
Balance, end of period		$143,589		$78,382
Accumulated other comprehensive income:
Balance, beginning of period		$73,969		$79,370
Other comprehensive (loss)/income, net of tax		(35,248)		10,343
Balance, end of period		$38,721		$89,713
Total Stockholders' Equity		$360,468		$340,175
Non-controlling interest - preferred stock:
Balance, beginning of period		$241,853		$241,853
Issuance of Preferred stock - Farmer Mac II LLC		—		—
Balance, end of period		$241,853		$241,853
Total Equity		$602,321		$582,028
See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30, 2013	June 30, 2012
	(in thousands)
Cash flows from operating activities:
Net income	$56,761	$30,446
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Guaranteed Securities	5,138	6,998
Amortization of debt premiums, discounts and issuance costs	6,286	6,934
Net change in fair value of trading securities, hedged assets, financial derivatives, and loans held for sale	(25,626)	7,911
Gains on the sale of available-for-sale investment securities	(3,073)	(28)
Gains on the sale of real estate owned	(1,171)	(262)
Total provision for losses	472	624
Deferred income taxes	10,117	(3,657)
Stock-based compensation expense	1,539	1,800
Proceeds from repayment of trading investment securities	501	527
Purchases of loans held for sale	—	(86,963)
Proceeds from repayment of loans purchased as held for sale	76,841	78,156
Net change in:
Interest receivable	9,233	14,290
Guarantee and commitment fees receivable	(1,285)	(6,738)
Other assets	37,930	(54,632)
Accrued interest payable	954	(5,857)
Other liabilities	(864)	4,409
Net cash provided by/(used in) operating activities	173,753	(6,042)
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(744,464)	(1,058,206)
Purchases of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	(858,084)	(667,338)
Purchases of loans held for investment	(426,506)	(251,583)
Purchases of defaulted loans	(6,075)	(3,857)
Proceeds from repayment of available-for-sale investment securities	622,116	581,672
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	459,241	437,375
Proceeds from repayment of loans purchased as held for investment	131,932	159,666
Proceeds from sale of available-for-sale investment securities	170,614	5,028
Proceeds from sale of Farmer Mac Guaranteed Securities	35,891	17,628
Proceeds from sale of real estate owned	3,407	938
Net cash used in investing activities	(611,928)	(778,677)
Cash flows from financing activities:
Proceeds from issuance of discount notes	32,594,765	34,231,830
Proceeds from issuance of medium-term notes	1,725,931	1,315,854
Payments to redeem discount notes	(32,998,256)	(34,013,370)
Payments to redeem medium-term notes	(972,000)	(732,000)
Excess tax benefits related to stock-based awards	658	856
Payments to third parties on debt securities of consolidated trusts	(35,024)	(69,124)
Proceeds from common stock issuance	1,205	27
Proceeds from Series A Preferred stock issuance	58,333	—
Retirement of Series C Preferred stock	(57,578)	—
Dividends paid - Non-controlling interest - preferred stock	(11,094)	(11,094)
Dividends paid on common and preferred stock	(3,606)	(2,804)
Net cash provided by financing activities	303,334	720,175
Net decrease in cash and cash equivalents	(134,841)	(64,544)
Cash and cash equivalents at beginning of period	785,564	817,046
Cash and cash equivalents at end of period	$650,723	$752,502
 See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ACCOUNTING POLICIES

The interim unaudited consolidated financial statements of the Federal Agricultural Mortgage Corporation ("Farmer Mac") and subsidiaries have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Farmer Mac and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted as permitted by SEC rules and regulations. The December 31, 2012 consolidated balance sheet presented in this report has been derived from Farmer Mac's audited 2012 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2012 consolidated financial statements of Farmer Mac and subsidiaries included in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013. Described in that Form 10-K are Farmer Mac's significant accounting policies, which include its policies on Principles of Consolidation; Cash and Cash Equivalents and Statements of Cash Flows; Investment Securities, Farmer Mac Guaranteed Securities, and USDA Guaranteed Securities; Loans; Securitization of Loans; Non-accrual Loans; Real Estate Owned; Financial Derivatives; Notes Payable; Allowance for Losses; Earnings Per Common Share; Income Taxes; Stock-Based Compensation; Comprehensive Income; Long-Term Standby Purchase Commitments; Fair Value Measurement; and Consolidation of Variable Interest Entities. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year. Presented below are Farmer Mac's significant accounting policies that contain updated information for the three and six month periods ended June 30, 2013.

Principles of Consolidation

The consolidated financial statements include the accounts of Farmer Mac and its two subsidiaries: (1) Farmer Mac Mortgage Securities Corporation ("FMMSC"), whose principal activities are to facilitate the purchase and issuance of Farmer Mac Guaranteed Securities and (2) Farmer Mac II LLC, whose principal activity is the operation of substantially all of the business related to the USDA Guarantees line of business – primarily the acquisition of USDA-guaranteed portions of loans that are guaranteed by the USDA pursuant to the Consolidated Farm and Rural Development Act ("USDA Guaranteed Securities").  The consolidated financial statements also include the accounts of variable interest entities ("VIEs") in which Farmer Mac determined itself to be the primary beneficiary.

The following tables present, by line of business, details about the consolidation of VIEs:

Table 1.1

	Consolidation of Variable Interest Entities
	June 30, 2013
	Farm & Ranch	USDA Guarantees	Rural Utilities	Investments	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost (1)	$164,056	$—	$394,993	$—	$559,049
Debt securities of consolidated trusts held by third parties (2)	168,488	—	—	—	168,488
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value (3)	31,010	25,794	—	—	56,804
Maximum exposure to loss (4)	30,000	25,339	—	—	55,339
Investment securities:
Carrying value	—	—	—	694,454	694,454
Maximum exposure to loss (4)	—	—	—	701,287	701,287
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (4) (5)	1,797,069	22,971	—	—	1,820,040

(1)	Includes unamortized premiums related to Rural Utilities of $33.2 million.

(2)	Includes borrower remittances of $4.4 million, which have not been passed through to third party investors as of June 30, 2013.

(3)	Includes unamortized premiums and discounts and fair value adjustments related to Farm & Ranch and USDA Guarantees of $1.0 million and $0.5 million, respectively.

(4)	Farmer Mac uses unpaid principal balance and outstanding face amount of investment securities to represent maximum exposure to loss.

(5)	Of the Farm & Ranch amount, $827.1 million relates to unconsolidated trusts where Farmer Mac determined it was not the primary beneficiary due to shared power with an unrelated party.

	Consolidation of Variable Interest Entities
	December 31, 2012
	Farm & Ranch	USDA Guarantees	Rural Utilities	Investments	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost (1)	$160,436	$—	$403,139	$—	$563,575
Debt securities of consolidated trusts held by third parties (2)	167,621	—	—	—	167,621
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value (3)	31,370	26,681	—	—	58,051
Maximum exposure to loss (4)	30,000	26,238	—	—	56,238
Investment securities:
Carrying value	—	—	—	724,893	724,893
Maximum exposure to loss (4)	—	—	—	737,148	737,148
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (4) (5)	1,881,370	29,658	—	—	1,911,028

(1)	Includes unamortized premiums related to Rural Utilities of $34.3 million.

(2)	Includes borrower remittances of $7.2 million, which have not been passed through to third party investors as of December 31, 2012.

(3)	Includes unamortized premiums and discounts and fair value adjustments related to Farm & Ranch and USDA Guarantees of $1.4 million and $0.4 million, respectively.

(4)	Farmer Mac uses unpaid principal balance and the outstanding face amount of investment securities to represent maximum exposure to loss.

(5)	Of the Farm & Ranch amount, $911.4 million relates to unconsolidated trusts where Farmer Mac determined it was not the primary beneficiary due to shared power with an unrelated party.

A Farmer Mac guarantee of timely payment of principal and interest is an explicit element of the terms of all Farmer Mac Guaranteed Securities.  When Farmer Mac retains such securities in its portfolio, that guarantee is not extinguished.  For Farmer Mac Guaranteed Securities in Farmer Mac's portfolio, Farmer Mac has entered into guarantee arrangements with FMMSC.  The guarantee fee rate established between Farmer Mac and FMMSC is an element in determining the fair value of these Farmer Mac Guaranteed Securities, and guarantee fees related to these securities are reflected in guarantee and commitment fees in the consolidated statements of operations.  These guarantee fees totaled $2.7 million and $5.4 million for the three and six months ended June 30, 2013, respectively, compared to $2.5 million and $5.1 million for the same periods in 2012. The corresponding expense of FMMSC has been eliminated against interest income in consolidation.  All other inter-company balances and transactions have been eliminated in consolidation.

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

The following table sets forth information regarding certain cash and non-cash transactions for the six months ended June 30, 2013 and 2012:

Table 1.2

	For the Six Months Ended
	June 30, 2013	June 30, 2012
	(in thousands)
Cash paid during the period for:
Interest	$54,674	$55,131
Income taxes	13,000	13,500
Non-cash activity:
Real estate owned acquired through loan liquidation	1,034	—
Loans acquired and securitized as Farmer Mac Guaranteed Securities	35,891	12,301
Consolidation of Farm & Ranch Guaranteed Securities from off-balance sheet to loans held for investment in consolidated trusts and to debt securities of consolidated trusts held by third parties	35,891	12,301
Deconsolidation of loans held for investment in consolidated trusts and debt securities of consolidated trusts held by third parties - transferred to off-balance sheet Farm & Ranch Guaranteed Securities	—	460,261
Transfers of loans held for sale to loans held for investment	673,991	—

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

(b)	Earnings/Loss Per Common Share

Basic earnings/loss per common share ("EPS") is based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per common share is based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options, stock appreciation rights ("SARs"), and non-vested restricted stock awards.  The following schedule reconciles basic and diluted EPS for the three and six months ended June 30, 2013 and 2012:

Table 1.3

	For the Three Months Ended
	June 30, 2013			June 30, 2012
	Net Income	Weighted-Average Shares	$ per Share	Net Loss	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income/(loss) attributable to common stockholders	$27,745	10,815	$2.57	$(4,291)	10,468	$(0.41)
Effect of dilutive securities (1):
Stock options, SARs and restricted stock	—	383	(0.09)	—	—	—
Diluted EPS	$27,745	11,198	$2.48	$(4,291)	10,468	$(0.41)

(1)
For the three months ended June 30, 2013 and 2012, stock options and SARs of 89,937 and 1,270,777, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the three months ended June 30, 2013 and 2012, contingent shares of non-vested restricted stock of 44,894 and 146,311, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions were not met.

	For the Six Months Ended
	June 30, 2013			June 30, 2012
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$43,935	10,776	$4.08	$17,912	10,417	$1.72
Effect of dilutive securities (1):
Stock options, SARs and restricted stock	—	403	(0.15)	—	545	(0.09)
Diluted EPS	$43,935	11,179	$3.93	$17,912	10,962	$1.63

(1)
For the six months ended June 30, 2013 and 2012, stock options and SARs of 46,969 and 469,577, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the six months ended June 30, 2013 and 2012, contingent shares of non-vested restricted stock of 35,097 and 92,800, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions were not met.

(c)	Reclassifications

Certain reclassifications of prior period information were made to conform to the current period presentation.

2.	INVESTMENT SECURITIES

The following tables present the amount outstanding, amortized cost, and fair values of Farmer Mac's investment securities as of June 30, 2013 and December 31, 2012:

Table 2.1

	June 30, 2013
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$74,100	$—	$74,100	$—	$(9,012)	$65,088
Floating rate asset-backed securities	158,223	(293)	157,930	690	(328)	158,292
Floating rate corporate debt securities	104,345	(11)	104,334	359	(37)	104,656
Fixed rate corporate debt securities	65,000	144	65,144	54	(133)	65,065
Floating rate Government/GSE guaranteed mortgage-backed securities	651,590	5,480	657,070	8,033	(996)	664,107
Fixed rate GSE guaranteed mortgage-backed securities (1)	1,434	4,178	5,612	221	—	5,833
Floating rate GSE subordinated debt	70,000	—	70,000	—	(6,679)	63,321
Fixed rate GSE preferred stock	78,500	579	79,079	7,810	—	86,889
Fixed rate taxable municipal bonds	18,635	83	18,718	4	(1)	18,721
Floating rate senior agency debt	50,000	(1)	49,999	33	—	50,032
Fixed rate senior agency debt	119,000	369	119,369	102	(4)	119,467
Fixed rate U.S. Treasuries	1,052,000	2,233	1,054,233	214	(66)	1,054,381
Total available-for-sale	2,442,827	12,761	2,455,588	17,520	(17,256)	2,455,852
Trading:
Floating rate asset-backed securities	3,826	—	3,826	—	(2,762)	1,064
Total investment securities	$2,446,653	$12,761	$2,459,414	$17,520	$(20,018)	$2,456,916

(1)	Fair value includes $4.3 million of an interest-only security with a notional amount of $152.4 million.

	December 31, 2012
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$74,100	$—	$74,100	$—	$(10,941)	$63,159
Floating rate asset-backed securities	150,519	(372)	150,147	933	(36)	151,044
Fixed rate asset-backed securities	6,501	—	6,501	—	—	6,501
Floating rate corporate debt securities	76,345	(32)	76,313	450	—	76,763
Fixed rate corporate debt securities	51,969	243	52,212	204	—	52,416
Floating rate Government/GSE guaranteed mortgage-backed securities	699,062	5,973	705,035	8,035	(211)	712,859
Fixed rate GSE guaranteed mortgage-backed securities	1,910	1	1,911	154	—	2,065
Floating rate GSE subordinated debt	70,000	—	70,000	—	(12,569)	57,431
Fixed rate GSE preferred stock	78,500	784	79,284	7,802	—	87,086
Floating rate senior agency debt	50,000	(6)	49,994	61	—	50,055
Fixed rate senior agency debt	72,700	287	72,987	128	(1)	73,114
Fixed rate U.S. Treasuries	1,163,400	2,240	1,165,640	258	(9)	1,165,889
Total available-for-sale	2,495,006	9,118	2,504,124	18,025	(23,767)	2,498,382
Trading:
Floating rate asset-backed securities	4,327	—	4,327	—	(3,080)	1,247
Total investment securities	$2,499,333	$9,118	$2,508,451	$18,025	$(26,847)	$2,499,629

During the three months ended June 30, 2013, Farmer Mac received proceeds of $155.6 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $3.1 million. During the three months ended June 30, 2012, Farmer Mac did not sell any securities from its available-for-sale investment portfolio. During the six months ended June 30, 2013, Farmer Mac received proceeds of $170.6 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $3.1 million, compared to proceeds of $5.0 million for the six months ended June 30, 2012, resulting in gross realized gains of $28,000.

As of June 30, 2013 and December 31, 2012, unrealized losses on available-for-sale investment securities were as follows:

Table 2.2

	June 30, 2013
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$65,088	$(9,012)
Floating rate asset-backed securities	38,412	(227)	9,721	(101)
Floating rate corporate debt securities	19,973	(37)	—	—
Fixed rate corporate debt securities	45,050	(133)	—	—
Floating rate Government/GSE guaranteed mortgage-backed securities	208,198	(996)	—	—
Floating rate GSE subordinated debt	—	—	63,321	(6,679)
Fixed rate taxable municipal bonds	10,141	(1)	—	—
Fixed rate senior agency debt	24,986	(4)	—	—
Fixed rate U.S. Treasuries	280,954	(66)	—	—
Total	$627,714	$(1,464)	$138,130	$(15,792)

	December 31, 2012
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$63,159	$(10,941)
Floating rate asset-backed securities	21,648	(27)	3,619	(9)
Floating rate Government/GSE guaranteed mortgage-backed securities	174,352	(209)	829	(2)
Floating rate GSE subordinated debt	—	—	57,431	(12,569)
Fixed rate senior agency debt	50,088	(1)	—	—
Fixed rate U.S. Treasuries	136,194	(9)	—	—
Total	$382,282	$(246)	$125,038	$(23,521)

The unrealized losses presented above are principally due to a general widening of credit spreads from the dates of acquisition to June 30, 2013 and December 31, 2012, as applicable. The resulting decrease in fair values reflect an increase in the perceived risk by the financial markets related to those securities. As of June 30, 2013, all of the investment securities in an unrealized loss position had credit ratings of at least "AA+" except three that were rated "A-", one that was rated "A", and one that was rated "BBB*-" (credit watch negative with possible multi-notch downgrade). As of June 30, 2013, the unrealized loss on this last security was $22,000, and the security matures in April 2014. As of December 31, 2012, all of the investment securities in an unrealized loss position had credit ratings of at least "AA+" except one that was rated "A-".  The unrealized losses were on 40 and 17 individual investment securities as of June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2013, 8 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $15.8 million.  As of December 31, 2012, 9 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $23.5 million.  Securities in unrealized loss positions 12 months or more have a fair value as of June 30, 2013 that is, on average, approximately 89.7 percent of their amortized cost basis.  Farmer Mac believes that all of these unrealized losses are recoverable within a reasonable period of time by way of changes in credit spreads or maturity.  Accordingly, Farmer Mac has concluded that none of the unrealized losses on these available-for-sale investment securities represents other-than-temporary impairment as of June 30, 2013 and December 31, 2012.  Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

Farmer Mac did not own any held-to-maturity investment securities as of June 30, 2013 and December 31, 2012. As of June 30, 2013, Farmer Mac owned trading investment securities with an amortized cost of $3.8 million, a fair value of $1.1 million, and a weighted average yield of 4.28 percent. As of December 31, 2012, Farmer Mac owned trading investment securities with an amortized cost of $4.3 million, a fair value of $1.2 million, and a weighted average yield of 4.29 percent.

The amortized cost, fair value, and weighted average yield of available-for-sale investment securities by remaining contractual maturity as of June 30, 2013 are set forth below.  Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 2.3

	June 30, 2013
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$1,285,008	$1,285,325	0.53%
Due after one year through five years	168,884	169,169	0.95%
Due after five years through ten years	396,588	392,000	1.03%
Due after ten years	605,108	609,358	2.35%
Total	$2,455,588	$2,455,852	1.09%

3.	FARMER MAC GUARANTEED SECURITIES AND USDA GUARANTEED SECURITIES

The following tables set forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Guaranteed Securities as of June 30, 2013 and December 31, 2012:

Table 3.1

	June 30, 2013
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Farm & Ranch	$3,438,000	$143	$3,438,143	$74,898	$(14,567)	$3,498,474
USDA Guarantees	25,339	(452)	24,887	907	—	25,794
Rural Utilities	1,540,271	—	1,540,271	11,382	(17,068)	1,534,585
Total Farmer Mac Guaranteed Securities	5,003,610	(309)	5,003,301	87,187	(31,635)	5,058,853
USDA Guaranteed Securities	1,549,502	5,174	1,554,676	5,172	(16,084)	1,543,764
Total available-for-sale	6,553,112	4,865	6,557,977	92,359	(47,719)	6,602,617
Trading:
USDA Guaranteed Securities	69,358	5,395	74,753	438	(1,599)	73,592
Total Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	$6,622,470	$10,260	$6,632,730	$92,797	$(49,318)	$6,676,209

	December 31, 2012
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Farm & Ranch	$3,339,200	$160	$3,339,360	$92,223	$(5,094)	$3,426,489
USDA Guarantees	26,238	(452)	25,786	909	(14)	26,681
Rural Utilities	1,298,506	—	1,298,506	18,530	(3,948)	1,313,088
Total Farmer Mac Guaranteed Securities	4,663,944	(292)	4,663,652	111,662	(9,056)	4,766,258
USDA Guaranteed Securities	1,461,184	5,975	1,467,159	19,605	(169)	1,486,595
Total available-for-sale	6,125,128	5,683	6,130,811	131,267	(9,225)	6,252,853
Trading:
USDA Guaranteed Securities	98,499	6,415	104,914	624	(1,350)	104,188
Total Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	$6,223,627	$12,098	$6,235,725	$131,891	$(10,575)	$6,357,041

The unrealized losses presented above are principally due to higher interest rates from the date of acquisition to June 30, 2013 and December 31, 2012, as applicable.  The unrealized losses related to Farmer Mac's USDA Guarantees line of business are backed by the full faith and credit of the United States.  As of June 30, 2013, 9 AgVantage securities in loss positions in the Farm & Ranch line of business had been in a loss position for more than 12 months with a total unrealized loss of $2.7 million. Each Farm & Ranch AgVantage security requires some level of overcollateralization and is secured by eligible loans of the issuing institution. Thus, Farmer Mac does not believe it will realize any of those losses. None of the Rural Utilities Guaranteed Securities has been in an unrealized loss position for greater than

12 months. Farmer Mac has concluded that none of the unrealized losses on its available-for-sale Farmer Mac Guaranteed Securities and USDA Guaranteed Securities represents an other-than-temporary impairment as of June 30, 2013 and December 31, 2012.  Farmer Mac does not intend to sell these securities, and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

During the three and six months ended June 30, 2013 and 2012, Farmer Mac realized no gains or losses from the sale of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities.

The amortized cost, fair value, and weighted average yield of available-for-sale Farmer Mac Guaranteed Securities and USDA Guaranteed Securities by remaining contractual maturity as of June 30, 2013 are set forth below. The balances presented are based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 3.2

	June 30, 2013
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$1,079,313	$1,085,114	1.87%
Due after one year through five years	2,828,532	2,883,105	2.40%
Due after five years through ten years	805,834	815,863	2.50%
Due after ten years	1,844,298	1,818,535	2.59%
Total	$6,557,977	$6,602,617	2.38%

Farmer Mac did not own any held-to-maturity Farmer Mac Guaranteed Securities or USDA Guaranteed Securities as of June 30, 2013 and December 31, 2012. As of June 30, 2013, Farmer Mac owned trading USDA Guaranteed Securities with an amortized cost of $74.8 million, a fair value of $73.6 million, and a weighted average yield of 5.69 percent. As of December 31, 2012, Farmer Mac owned trading USDA Guaranteed Securities with an amortized cost of $104.9 million, a fair value of $104.2 million, and a weighted average yield of 5.77 percent.

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

Farmer Mac manages the interest rate risk related to loans it has committed to acquire, but has not yet purchased and permanently funded, through the use of forward sale contracts on the debt of other government-sponsored enterprises ("GSEs") and futures contracts involving U.S. Treasury securities. Farmer Mac uses forward sale contracts on GSE securities to reduce its interest rate exposure to changes in both U.S. Treasury rates and spreads on Farmer Mac debt.  The notional amounts of these contracts are determined based on a duration-matched hedge ratio between the hedged item and the hedge instrument. Gains or losses generated by these hedge transactions are expected to offset changes in funding costs.

All financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Changes in the fair values of financial derivatives are reported in "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in fair value hedging relationships, changes in the fair values of the hedged items related to the risk being hedged are also reported in "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations. Farmer Mac currently has no financial derivatives designated in cash flow hedging relationships.

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

Credit Risk:

Credit risk is the risk that a counterparty will fail to perform according to the terms of a financial contract in which Farmer Mac has an unrealized gain.  Credit losses could occur in the event of non-performance by counterparties to the financial derivative contracts.  Farmer Mac mitigates this counterparty credit risk by contracting only with counterparties that have investment grade credit ratings (i.e., at least BBB), establishing and maintaining collateral requirements based upon credit ratings, and entering into netting agreements.  Netting agreements provide for the calculation of the net amount of all receivables and payables under all transactions covered by the netting agreement between Farmer Mac and a single counterparty.  Farmer Mac's exposure to credit risk related to its financial derivatives is represented by those counterparties for which Farmer Mac has a net receivable, including the effect of any netting arrangements.  As of June 30, 2013 and December 31, 2012, Farmer Mac's credit exposure to interest rate swap counterparties, excluding netting arrangements and any adjustment for nonperformance risk, but including accrued interest, was $28.3 million and $37.1 million, respectively; however, including netting arrangements and accrued interest, Farmer Mac's credit exposure was $3.6 million and $2.4 million as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013 and December 31, 2012, Farmer Mac held cash of $1.4 million and $1.7 million, respectively, as collateral for its derivatives in net asset positions, resulting in uncollateralized net asset positions of $2.3 million and $0.8 million, respectively. Farmer Mac records cash held as collateral as an increase in the balance of cash and cash equivalents and an increase in the balance of accounts payable and accrued expenses.

In the normal course of business, collateral requirements contained in Farmer Mac's derivative contracts are enforced by Farmer Mac and its counterparties.  Upon enforcement of the collateral requirements, the amount of collateral posted is typically based on the net fair value of all derivative contracts with the counterparty, i.e., derivative assets net of derivative liabilities at the counterparty level.  If an event of default were to occur with respect to Farmer Mac under the derivative contracts, such as the failure to pay amounts when due, any other material breach of the agreements that remains unremedied, a material default under another of Farmer Mac's credit agreements, or bankruptcy, insolvency or receivership, the related counterparty could request payment or full collateralization on the derivative contracts. In addition, if Farmer Mac ceases to be a federally chartered instrumentality of the United States, the related counterparty could request full collateralization on the derivative contracts.  As of June 30, 2013 and December 31, 2012, the fair value of Farmer Mac's derivatives in a net liability position including accrued interest but excluding netting arrangements and any adjustment for nonperformance risk, was $116.0 million and $168.0 million, respectively; however, including netting arrangements and accrued interest, the fair value of Farmer Mac's derivatives in a net liability position at the counterparty level, was $92.7 million and $135.8 million as of June 30, 2013 and December 31, 2012, respectively.  As of June 30, 2013 and December 31, 2012, Farmer Mac posted cash of $20.3 million and $60.3 million, respectively, as collateral for its derivatives in net liability positions.  Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets.  If Farmer Mac had breached certain provisions of the derivative contracts as of June 30, 2013 and December 31, 2012, it could have been required to settle its obligations under the agreements or post additional collateral of $72.4 million and $75.5 million, respectively. As of June 30, 2013 and December 31, 2012, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

Interest Rate Risk:

Farmer Mac uses financial derivatives to manage its interest rate risk exposure by effectively modifying the interest rate reset or maturity characteristics of certain assets and liabilities and by locking in the rates for certain forecasted issuances of liabilities.  The primary financial derivatives Farmer Mac uses include interest rate swaps and forward sale contracts.  Farmer Mac uses interest rate swaps to assume fixed rate interest payments in exchange for floating rate interest payments and vice versa.  Depending on the economic hedging relationship, the effects of these agreements are (a) the conversion of variable rate liabilities to longer-term fixed rate liabilities, (b) the conversion of long-term fixed rate assets to shorter-term floating rate assets, or (c) the reduction of the variability of future changes in interest rates on forecasted issuances of liabilities.  The accrual of the contractual amounts due on these agreements that are not designated in hedging relationships is recorded as "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations.

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements as of June 30, 2013 and December 31, 2012 and the effects of financial derivatives on the consolidated statements of operations for the three and six months ended June 30, 2013 and 2012:

Table 4.1

	June 30, 2013
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$900,000	$—	$(35,202)	2.25%	0.27%		3.75
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	799,926	2,951	(61,043)	4.62%	0.27%		3.73
Receive fixed non-callable	4,283,440	19,910	(834)	0.32%	0.80%		0.71
Receive fixed callable	245,000	—	(1,933)	0.13%	0.52%		3.25
Basis swaps	450,223	328	(453)	0.42%	0.30%		1.37
Agency forwards	43,603	132	—			97.38
Treasury futures	8,900	—	(30)			126.23
Credit valuation adjustment		(157)	432
Total financial derivatives	$6,731,092	$23,164	$(99,063)
Collateral (received)/pledged		(1,358)	20,279
Net amount		$21,806	$(78,784)

	December 31, 2012
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$950,000	$—	$(58,758)	2.20%	0.31%		4.07
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	805,622	357	(91,205)	4.83%	0.32%		4.14
Receive fixed non-callable	4,135,149	30,338	(211)	0.33%	0.85%		0.74
Receive fixed callable	245,000	6	(238)	0.15%	0.55%		3.89
Basis swaps	609,262	499	(784)	0.43%	0.36%		1.29
Agency forwards	59,035	—	(58)			101.22
Treasury futures	11,200	—	(12)			129.77
Credit valuation adjustment		(27)	584
Total financial derivatives	$6,815,268	$31,173	$(150,682)
Collateral (received)/pledged		(1,650)	60,311
Net amount		$29,523	$(90,371)

Table 4.2

	Gains/(Losses) on Financial Derivatives and Hedging Activities
	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands)
Fair value hedges:
Interest rate swaps	$17,535	$—	$23,326	$—
Hedged items	(14,729)	—	(17,867)	—
Gains on hedging activities (1)	2,806	—	5,459	—
No hedge designation:
Interest rate swaps	10,913	(30,187)	13,759	(23,882)
Agency forwards	1,076	(809)	92	(605)
Treasury futures	188	(295)	167	(329)
Credit default swaps	—	(1)	—	(76)
Gains/(losses) on financial derivatives not designated in hedging relationships	12,177	(31,292)	14,018	(24,892)
Gains/(losses) on financial derivatives and hedging activities	$14,983	$(31,292)	$19,477	$(24,892)

(1)
Includes gains of $3.0 million and $6.0 million that are excluded from the assessment of hedge effectiveness and losses of $0.2 million and $0.5 million due to hedge ineffectiveness for the three and six months ended June 30, 2013, respectively.

Effective June 30, 2013, Farmer Mac discontinued hedge accounting for one fair value hedge with a notional amount of $50 million and a maturity date in December 2013 due to it no longer qualifying as an effective hedge. The impact of the discontinuation is immaterial to Farmer Mac's financial statements.

As of June 30, 2013, Farmer Mac had outstanding basis swaps with Zions First National Bank, a related party, with a total notional amount of $40.2 million and a fair value of $(0.4) million, compared to $49.3 million and $(0.7) million, respectively, as of December 31, 2012.  Under the terms of those basis swaps, Farmer Mac pays Constant Maturity Treasury-based rates and receives LIBOR.  Those swaps hedge most of the interest rate basis risk related to loans Farmer Mac purchases that pay a Constant Maturity Treasury based-rate and the discount notes Farmer Mac issues to fund the loan purchases.  The pricing of discount notes is closely correlated to LIBOR rates.  Farmer Mac recorded unrealized gains on those outstanding basis swaps for the three and six months ended June 30, 2013 of $0.1 million and $0.3 million, respectively, and $0.3 million and $0.4 million, respectively, for the same periods in 2012.

5.	LOANS AND ALLOWANCE FOR LOSSES

Loans

Farmer Mac classifies loans as either held for investment or held for sale. Loans held for investment are recorded at the unpaid principal balance, net of unamortized premium or discount and other cost adjustments. Loans held for sale are reported at the lower of cost or fair value determined on a pooled basis. The following table displays the composition of the loan balances as of June 30, 2013 and December 31, 2012:

Table 5.1

	June 30, 2013			December 31, 2012
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Farm & Ranch	$1,712,902	$164,056	$1,876,958	$1,519,415	$160,436	$1,679,851
Rural Utilities	688,153	361,767	1,049,920	663,097	368,848	1,031,945
Total unpaid principal balance (1)	2,401,055	525,823	2,926,878	2,182,512	529,284	2,711,796
Unamortized premiums, discounts and other cost basis adjustments	(3,570)	33,225	29,655	981	34,291	35,272
Lower of cost or fair value adjustment on loans held for sale	—	—	—	(5,943)	—	(5,943)
Total loans	$2,397,485	$559,048	$2,956,533	$2,177,550	$563,575	$2,741,125

Loans held for investment, at amortized cost	$2,397,485	$559,048	$2,956,533	$1,503,559	$563,575	$2,067,134
Loans held for sale, at lower of cost or fair value	—	—	—	673,991	—	673,991
Total loans	2,397,485	559,048	2,956,533	2,177,550	563,575	2,741,125
Allowance for loan losses	(7,123)	(245)	(7,368)	(10,986)	(365)	(11,351)
Total loans, net of allowance	$2,390,362	$558,803	$2,949,165	$2,166,564	$563,210	$2,729,774

(1)
Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business. See "Management's Discussion and Analysis—Results of Operations—Business Volume."

Allowance for Losses

Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held and loans underlying long-term standby purchase commitments ("LTSPCs") and Farmer Mac Guaranteed Securities.  As of June 30, 2013 and December 31, 2012, Farmer Mac recorded allowances for losses of $13.5 million and $16.9 million, respectively. No allowance for losses has been provided for the USDA Guarantees and Rural Utilities lines of business and Farm & Ranch AgVantage securities as of June 30, 2013 and December 31, 2012.  See Note 3 and Note 6 for more information about Farmer Mac Guaranteed Securities.  Farmer Mac's allowance for losses is presented in two components on its consolidated balance sheets:

•	an "Allowance for loan losses" on loans held; and

•	a "Reserve for losses" on loans underlying LTSPCs and Farmer Mac Guaranteed Securities.

The following is a summary of the changes in the allowance for losses for the three and six months ended June 30, 2013 and 2012:

Table 5.2

	June 30, 2013			June 30, 2012
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
For the Three Months Ended:
Beginning Balance	$7,967	$6,285	$14,252	$10,581	$7,385	$17,966
(Release of)/provision for losses	(529)	(175)	(704)	(1,220)	1,394	174
Charge-offs	(70)	—	(70)	—	—	—
Ending Balance	$7,368	$6,110	$13,478	$9,361	$8,779	$18,140

For the Six Months Ended:
Beginning Balance	$11,351	$5,539	$16,890	$10,161	$7,355	$17,516
(Release of)/provision for losses	(99)	571	472	(800)	1,424	624
Charge-offs	(3,884)	—	(3,884)	—	—	—
Ending Balance	$7,368	$6,110	$13,478	$9,361	$8,779	$18,140

During second quarter 2013, Farmer Mac recorded releases to its allowance for loan losses of $0.5 million and releases to its reserve for losses of $0.2 million. Farmer Mac also recorded charge-offs of $0.1 million to its allowance for loan losses during second quarter 2013. The charge-offs recorded in first quarter 2013 included a $3.6 million charge-off related to one ethanol loan that transitioned to REO during the quarter and for which Farmer Mac had previously provided a specific allowance. During second quarter 2012, Farmer Mac recorded releases to its allowance for loan losses of $1.2 million and provisions to its reserve for losses of $1.4 million. Farmer Mac recorded no charge-offs to its allowance for losses during second quarter 2012.

The following tables present the changes in the allowance for losses for the three and six months ended June 30, 2013 and 2012 by commodity type:

Table 5.3

	June 30, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$2,617	$2,326	$1,587	$733	$6,971	$18	$14,252
(Release of)/provision for losses	(212)	(158)	(308)	(238)	225	(13)	(704)
Charge-offs	—	—	—	(70)	—	—	(70)
Ending Balance	$2,405	$2,168	$1,279	$425	$7,196	$5	$13,478

For the Six Months Ended:
Beginning Balance	$2,589	$2,316	$1,534	$784	$9,661	$6	$16,890
(Release of)/provision for losses	(184)	41	(255)	(289)	1,160	(1)	472
Charge-offs	—	(189)	—	(70)	(3,625)	—	(3,884)
Ending Balance	$2,405	$2,168	$1,279	$425	$7,196	$5	$13,478

	June 30, 2012
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$4,266	$3,482	$636	$1,475	$8,100	$7	$17,966
Provision for/(release of) losses	15	(794)	(173)	(76)	1,202	—	174
Charge-offs	—	—	—	—	—	—	—
Ending Balance	$4,281	$2,688	$463	$1,399	$9,302	$7	$18,140

For the Six Months Ended:
Beginning Balance	$4,133	$3,365	$685	$1,223	$8,106	$4	$17,516
Provision for/(release of) losses	148	(677)	(222)	176	1,196	3	624
Charge-offs	—	—	—	—	—	—	—
Ending Balance	$4,281	$2,688	$463	$1,399	$9,302	$7	$18,140

The following tables present the unpaid principal balances of loans held and loans underlying LTSPCs and Farmer Mac Guaranteed Securities and the related allowance for losses by impairment method and commodity type as of June 30, 2013 and December 31, 2012:

Table 5.4

	As of June 30, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$1,155,620	$280,110	$275,527	$46,808	$40,797	$1,646	$1,800,508
Off-balance sheet	1,215,222	569,468	949,317	120,293	160,383	9,114	3,023,797
Total	$2,370,842	$849,578	$1,224,844	$167,101	$201,180	$10,760	$4,824,305
Individually evaluated for impairment:
On-balance sheet	$22,979	$33,647	$10,116	$9,593	$—	$115	$76,450
Off-balance sheet	6,408	3,109	5,650	1,567	—	—	16,734
Total	$29,387	$36,756	$15,766	$11,160	$—	$115	$93,184
Total Farm & Ranch loans:
On-balance sheet	$1,178,599	$313,757	$285,643	$56,401	$40,797	$1,761	$1,876,958
Off-balance sheet	1,221,630	572,577	954,967	121,860	160,383	9,114	3,040,531
Total	$2,400,229	$886,334	$1,240,610	$178,261	$201,180	$10,875	$4,917,489
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$1,506	$485	$474	$46	$2,548	$—	$5,059
Off-balance sheet	379	215	643	41	4,648	3	5,929
Total	$1,885	$700	$1,117	$87	$7,196	$3	$10,988
Individually evaluated for impairment:
On-balance sheet	$427	$1,467	$102	$313	$—	$—	$2,309
Off-balance sheet	93	1	60	25	—	2	181
Total	$520	$1,468	$162	$338	$—	$2	$2,490
Total Farm & Ranch loans:
On-balance sheet	$1,933	$1,952	$576	$359	$2,548	$—	$7,368
Off-balance sheet	472	216	703	66	4,648	5	6,110
Total	$2,405	$2,168	$1,279	$425	$7,196	$5	$13,478

	As of December 31, 2012
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$977,564	$260,047	$268,869	$50,287	$42,812	$—	$1,599,579
Off-balance sheet	1,169,710	584,880	1,002,164	136,482	144,637	11,000	3,048,873
Total	$2,147,274	$844,927	$1,271,033	$186,769	$187,449	$11,000	$4,648,452
Individually evaluated for impairment:
On-balance sheet	$22,002	$29,647	$11,511	$12,660	$4,337	$115	$80,272
Off-balance sheet	2,073	7,958	5,197	2,436	—	901	18,565
Total	$24,075	$37,605	$16,708	$15,096	$4,337	$1,016	$98,837
Total Farm & Ranch loans:
On-balance sheet	$999,566	$289,694	$280,380	$62,947	$47,149	$115	$1,679,851
Off-balance sheet	1,171,783	592,838	1,007,361	138,918	144,637	11,901	3,067,438
Total	$2,171,349	$882,532	$1,287,741	$201,865	$191,786	$12,016	$4,747,289
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$1,406	$586	$499	$46	$2,265	$—	$4,802
Off-balance sheet	476	215	680	57	3,996	5	5,429
Total	$1,882	$801	$1,179	$103	$6,261	$5	$10,231
Individually evaluated for impairment:
On-balance sheet	$684	$1,465	$335	$665	$3,400	$—	$6,549
Off-balance sheet	23	50	20	16	—	1	110
Total	$707	$1,515	$355	$681	$3,400	$1	$6,659
Total Farm & Ranch loans:
On-balance sheet	$2,090	$2,051	$834	$711	$5,665	$—	$11,351
Off-balance sheet	499	265	700	73	3,996	6	5,539
Total	$2,589	$2,316	$1,534	$784	$9,661	$6	$16,890

The following tables present by commodity type the unpaid principal balances, recorded investment, and specific allowance for losses related to impaired loans and the recorded investment in loans on nonaccrual status as of June 30, 2013 and December 31, 2012:

Table 5.5

	As of June 30, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$7,475	$15,845	$9,644	$1,664	$—	$—	$34,628
Unpaid principal balance	7,369	15,702	9,460	1,654	—	—	34,185
With a specific allowance:
Recorded investment (1)	23,131	21,488	6,354	9,562	—	119	60,654
Unpaid principal balance	22,019	21,054	6,305	9,506	—	115	58,999
Associated allowance	520	1,468	162	338	—	2	2,490
Total:
Recorded investment	30,606	37,333	15,998	11,226	—	119	95,282
Unpaid principal balance	29,388	36,756	15,765	11,160	—	115	93,184
Associated allowance	520	1,468	162	338	—	2	2,490

Recorded investment of loans on nonaccrual status (2)	$10,512	$19,373	$6,229	$6,701	$—	$—	$42,815

(1)
Impairment analysis was performed in the aggregate in consideration of similar risk characteristics of the assets and historical statistics on $53.4 million (56 percent) of impaired loans as of June 30, 2013, which resulted in a specific reserve of $1.1 million.

(2)	Includes $15.3 million of loans that are less than 90 days delinquent but which have not met Farmer Mac's performance criteria for returning to accrual status.

	As of December 31, 2012
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$7,295	$11,652	$7,644	$3,140	$—	$907	$30,638
Unpaid principal balance	7,247	11,509	7,489	3,090	—	901	30,236
With a specific allowance:
Recorded investment (1)	17,214	26,567	9,360	12,118	4,337	117	69,713
Unpaid principal balance	16,829	26,095	9,219	12,007	4,337	114	68,601
Associated allowance	706	1,515	355	682	3,400	1	6,659
Total:
Recorded investment	24,509	38,219	17,004	15,258	4,337	1,024	100,351
Unpaid principal balance	24,076	37,604	16,708	15,097	4,337	1,015	98,837
Associated allowance	706	1,515	355	682	3,400	1	6,659

Recorded investment of loans on nonaccrual status (2)	$11,888	$15,789	$5,141	$8,180	$4,337	$—	$45,335

(1)
Impairment analysis was performed in the aggregate in consideration of similar risk characteristics of the assets and historical statistics on $56.0 million (56 percent) of impaired loans as of December 31, 2012, which resulted in a specific reserve of $1.1 million.

(2)	Includes $15.7 million of loans that are less than 90 days delinquent but which have not met Farmer Mac's performance criteria for returning to accrual status.

The following table presents by commodity type the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2013 and 2012:

Table 5.6

	June 30, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
For the Three Months Ended:
Average recorded investment in impaired loans	$34,879	$46,300	$17,403	$12,181	$—	$571	$111,334
Income recognized on impaired loans	61	123	38	78	—	—	300

For the Six Months Ended:
Average recorded investment in impaired loans	$31,422	$43,606	$17,270	$13,207	$1,446	$722	$107,673
Income recognized on impaired loans	403	497	192	272	—	—	1,364

	June 30, 2012
	Crops	Permanent Plantings	Livestock		Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
For the Three Months Ended:
Average recorded investment in impaired loans	$27,873	$35,012	$16,036		$17,671	$4,400	$1,041	$102,033
Income recognized on impaired loans	64	376	63		83	—	—	586

For the Six Months Ended:
Average recorded investment in impaired loans	$28,521	$32,925	$14,118		$15,992	$4,880	$1,039	$97,475
Income recognized on impaired loans	141	676	116	—	174	—	—	1,107

A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a troubled debt restructuring ("TDR"). Farmer Mac has granted a concession when, as a result of the restructuring, it does not expect to collect all amounts due in a timely manner, including interest accrued at the original contract rate. In making its determination of whether a borrower is experiencing financial difficulties, Farmer Mac considers several factors, including whether (1) the borrower has declared or is in the process of declaring bankruptcy, (2) there is substantial doubt as to whether the borrower will continue to be a going concern, and (3) the borrower can obtain funds from other sources at an effective interest rate at or near a current market interest rate for debt with similar risk characteristics. Farmer Mac evaluates TDRs similarly to other impaired loans for purposes of the allowance for losses. For the three and six months ended June 30, 2013, the recorded investment of loans determined to be TDRs was $0.7 million and $0.9 million, respectively, before restructuring and $0.7 million and $1.0 million after restructuring. For the three and six months ended June 30, 2012, the recorded investment of loans determined to be TDRs was $0.1 million and $1.1 million, respectively, before restructuring and $0.1 million and $1.3 million, respectively, after restructuring. As of June 30, 2013, there were two TDRs identified during the previous 12 months that were in default, under the modified terms, with a recorded investment of $0.4 million. The impact of TDRs on Farmer Mac's allowance for loan losses for both the three and six months ended June 30, 2013 was a provision of $0.1 million.

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

During the three and six months ended June 30, 2013, Farmer Mac purchased six defaulted loans having an unpaid principal balance of $5.9 million and eight defaulted loans having an unpaid principal balance of $6.1 million, respectively, from pools underlying Farm & Ranch Guaranteed Securities and LTSPCs.  During the three and six months ended June 30, 2012, Farmer Mac purchased four defaulted loans having an unpaid principal balance of $3.1 million and five defaulted loans having an unpaid principal balance of $3.9 million, respectively, from pools underlying Farm & Ranch Guaranteed Securities and LTSPCs.

The following tables present information related to Farmer Mac's acquisition of defaulted loans for the three and six months ended June 30, 2013 and 2012 and the outstanding balances and carrying amounts of all such loans as of June 30, 2013 and December 31, 2012:

Table 5.7

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands)
Unpaid principal balance at acquisition date:
Loans underlying LTSPCs	$—	$2,530	$37	$2,530
Loans underlying Farmer Mac Guaranteed Securities	5,935	598	6,038	1,327
Total unpaid principal balance at acquisition date	5,935	3,128	6,075	3,857
Contractually required payments receivable	6,086	3,125	6,229	3,857
Impairment recognized subsequent to acquisition	61	—	447	15
Recovery/release of allowance for defaulted loans	839	893	889	933

	June 30, 2013	December 31, 2012
	(in thousands)
Outstanding balance	$39,448	$41,737
Carrying amount	35,794	33,798

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

As of June 30, 2013, there were no probable losses inherent in Farmer Mac's AgVantage securities due to the credit quality of the obligors, as well as the underlying collateral.  To date, Farmer Mac has not experienced any credit losses on any Farm & Ranch AgVantage securities. All USDA Guaranteed Securities, including those that collateralize the Farmer Mac Guaranteed Securities issued in Farmer Mac's USDA Guarantees line of business, are guaranteed by the USDA. Each USDA guarantee that covers a USDA Guaranteed Security is an obligation backed by the full faith and credit of the United States. As of June 30, 2013, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any of those USDA Guaranteed Securities, including those underlying Farmer Mac Guaranteed Securities. As of June 30, 2013, there were no delinquencies and no probable losses inherent in the Farmer Mac's rural utilities loans held or in any Farmer Mac Guaranteed Securities – Rural Utilities.  As of June 30, 2013, Farmer Mac has not experienced credit losses on any rural utilities loans held or on any Farmer Mac Guaranteed Securities – Rural Utilities.

Table 5.8

	90-Day Delinquencies (1)		Net Credit Losses/(Recoveries)
	As of		For the Six Months Ended
	June 30, 2013	December 31, 2012	June 30, 2013	June 30, 2012
	(in thousands)
On-balance sheet assets:
Farm & Ranch:
Loans	$27,469	$29,592	$2,857	$(262)
Total on-balance sheet	$27,469	$29,592	$2,857	$(262)
Off-balance sheet assets:
Farm & Ranch:
LTSPCs	$6,453	$3,671	$—	$—
Total off-balance sheet	$6,453	$3,671	$—	$—
Total	$33,922	$33,263	$2,857	$(262)

(1)
Includes loans and loans underlying Farm & Ranch Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, restructured after delinquency, and in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

Of the $27.5 million and $29.6 million of on-balance sheet loans reported as 90-day delinquencies as of June 30, 2013 and December 31, 2012, respectively, $0.8 million and $4.6 million, respectively, are loans subject to "removal-of-account" provisions.

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

The following tables present credit quality indicators related to Farm & Ranch loans held and loans underlying LTSPCs and Farm & Ranch Guaranteed Securities (excluding AgVantage securities) as of June 30, 2013 and December 31, 2012:

Table 5.9

	As of June 30, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade (1)
On-balance sheet:
Acceptable	$1,129,443	$266,597	$261,983	$43,519	$11,461	$1,646	$1,714,649
Other assets especially mentioned ("OAEM") (2)	26,177	13,513	13,722	3,289	10,017	—	66,718
Substandard (2)	22,979	33,647	9,938	9,593	19,319	115	95,591
Total on-balance sheet	$1,178,599	$313,757	$285,643	$56,401	$40,797	$1,761	$1,876,958
Off-Balance Sheet:
Acceptable	$1,188,073	$550,220	$882,026	$115,107	$131,394	$8,416	$2,875,236
Other assets especially mentioned ("OAEM") (2)	6,210	8,252	35,451	1,923	6,920	591	59,347
Substandard (2)	27,347	14,105	37,490	4,830	22,069	107	105,948
Total off-balance sheet	$1,221,630	$572,577	$954,967	$121,860	$160,383	$9,114	$3,040,531
Total Ending Balance:
Acceptable	$2,317,516	$816,817	$1,144,009	$158,626	$142,855	$10,062	$4,589,885
Other assets especially mentioned ("OAEM") (2)	32,387	21,765	49,173	5,212	16,937	591	126,065
Substandard (2)	50,326	47,752	47,428	14,423	41,388	222	201,539
Total	$2,400,229	$886,334	$1,240,610	$178,261	$201,180	$10,875	$4,917,489

Commodity analysis of past due loans (1)
On-balance sheet	$4,516	$16,000	$3,853	$2,981	$—	$119	$27,469
Off-balance sheet	3,423	217	2,376	437	—	—	6,453
90-days or more past due	$7,939	$16,217	$6,229	$3,418	$—	$119	$33,922

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

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

Concentrations of Credit Risk

The following table sets forth the geographic and commodity/collateral diversification, as well as the range of original loan-to-value ratios, for all Farm & Ranch loans held and loans underlying Farm & Ranch Guaranteed Securities (excluding AgVantage securities) and LTSPCs as of June 30, 2013 and December 31, 2012:

Table 5.10

	June 30, 2013	December 31, 2012
	(in thousands)
By commodity/collateral type:
Crops	$2,400,229	$2,171,349
Permanent plantings	886,334	882,532
Livestock	1,240,610	1,287,741
Part-time farm	178,261	201,865
Ag. Storage and Processing (including ethanol facilities)	201,180	191,786
Other	10,875	12,016
Total	$4,917,489	$4,747,289
By geographic region (1):
Northwest	$474,848	$840,693
Southwest	1,756,072	1,781,822
Mid-North	1,516,086	989,903
Mid-South	594,176	504,914
Northeast	242,596	261,756
Southeast	333,711	368,201
Total	$4,917,489	$4,747,289
By original loan-to-value ratio:
0.00% to 40.00%	$1,265,037	$1,338,715
40.01% to 50.00%	997,333	851,980
50.01% to 60.00%	1,374,718	1,296,225
60.01% to 70.00%	1,121,641	1,091,427
70.01% to 80.00%	116,567	122,259
80.01% to 90.00%	42,193	46,683
Total	$4,917,489	$4,747,289

(1)
Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

The original loan-to-value ratio is calculated by dividing the loan principal balance at the time of guarantee, purchase, or commitment by the appraised value at the date of loan origination or, when available, the updated appraised value at the time of guarantee, purchase, or commitment.  Current loan-to-value ratios may be higher or lower than the original loan-to-value ratios.

6.	OFF-BALANCE SHEET GUARANTEES AND LONG-TERM STANDBY PURCHASE COMMITMENTS

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

Off-Balance Sheet Farmer Mac Guaranteed Securities

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of June 30, 2013 and December 31, 2012, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans:

Table 6.1

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	June 30, 2013	December 31, 2012
	(in thousands)
Farm & Ranch:
Farmer Mac Guaranteed Securities - AgVantage	$970,000	$970,000
Farmer Mac Guaranteed Securities	827,069	911,370
USDA Guarantees:
Farmer Mac Guaranteed Securities	22,971	29,658
Rural Utilities:
Farmer Mac Guaranteed Securities - AgVantage	12,668	12,669
Total off-balance sheet Farmer Mac Guaranteed Securities	$1,832,708	$1,923,697

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  The following table summarizes the significant cash flows received from and paid to trusts used for Farmer Mac securitizations:

Table 6.2

	For the Six Months Ended
	June 30, 2013	June 30, 2012
	(in thousands)
Proceeds from new securitizations	$35,891	$17,628
Guarantee fees received	2,687	2,244
Purchases of assets from the trusts	(6,038)	(1,327)

Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $14.5 million as of June 30, 2013 and $15.8 million as of December 31, 2012. As of June 30, 2013 and December 31, 2012, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 13.1 years and 13.4 years, respectively.  As of June 30, 2013 and December 31, 2012, the weighted-average remaining maturity of the off-balance sheet AgVantage securities was 3.9 years and 4.7 years.

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

The maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans, was $2.2 billion as of both June 30, 2013 and December 31, 2012.

As of June 30, 2013 and December 31, 2012, the weighted-average remaining maturity of all loans underlying LTSPCs was 13.8 years and 13.6 years, respectively.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the consolidated balance sheet.  This liability approximated $24.5 million as of June 30, 2013 and $22.0 million as of December 31, 2012.

7.	EQUITY

Common Stock

Farmer Mac has three classes of common stock outstanding:

•
Class A voting common stock, which may be held only by banks, insurance companies, and other financial institutions or similar entities that are not institutions of the Farm Credit System ("FCS").  By federal statute, no holder of Class A voting common stock may directly or indirectly be a beneficial owner of more than 33 percent of the outstanding shares of Class A voting common stock;

•	Class B voting common stock, which may be held only by institutions of the FCS. There are no restrictions on the maximum holdings of Class B voting common stock; and

•	Class C non-voting common stock, which has no ownership restrictions.

During each of the first and second quarters of 2013, Farmer Mac paid a quarterly dividend of $0.12 per share on all classes of its common stock. During 2012, Farmer Mac paid quarterly dividends of $0.10 per share on all classes of its common stock.  Farmer Mac's ability to declare and pay a dividend could be restricted if it failed to comply with regulatory capital requirements.

Preferred Stock

On January 17, 2013, Farmer Mac issued 2.4 million shares of 5.875 percent Non-Cumulative Preferred Stock, Series A (the "Series A Preferred Stock"). The Series A Preferred Stock has a par value of $25.00 per share, a liquidation preference of $25.00 per share, and an annual dividend rate of 5.875 percent. Dividends on the Series A Preferred Stock are non-cumulative, so dividends that are not declared for a payment date will not accrue. Farmer Mac incurred $1.7 million of direct costs related to the issuance of Series A Preferred Stock. Farmer Mac used the proceeds from the sale of the Series A Preferred Stock to redeem and retire the outstanding shares of Series C Non-Voting Cumulative Preferred Stock ("Series C Preferred Stock"). As of June 30, 2013, Farmer Mac had 2.4 million shares of Series A Preferred Stock outstanding. As of December 31, 2012, Farmer Mac had 57,578 shares of Series C Preferred Stock outstanding. Prior to its redemption, dividends on Series C Preferred Stock compounded quarterly at an annual rate of 5.0 percent of the then-applicable liquidation preference per share, with the annual rate scheduled to increase to (1) 7.0 percent on January 1 following the fifth anniversary of the applicable issue date and (2) 9.0 percent on January 1 following the tenth anniversary of the applicable issue date.

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

Statutory and Regulatory Capital Requirements

Farmer Mac is subject to three statutory and regulatory capital requirements:

•
Statutory minimum capital requirement – Farmer Mac's statutory minimum capital level is an amount of core capital (stockholders' equity less accumulated other comprehensive income plus non-controlling interest – preferred stock) equal to the sum of 2.75 percent of Farmer Mac's aggregate on-balance sheet assets, as calculated for regulatory purposes, plus 0.75 percent of the aggregate off-balance sheet obligations of Farmer Mac, specifically including:

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

As of June 30, 2013, Farmer Mac's minimum and critical capital requirements were $384.5 million and $192.3 million, respectively, and its actual core capital level was $563.6 million, which was $179.1 million above the minimum capital requirement and $371.3 million above the critical capital requirement as of that date.  As of December 31, 2012, Farmer Mac's minimum and critical capital requirements were $374.0 million and $187.0 million, respectively, and its actual core capital level was

$519.0 million, which was $145.0 million above the minimum capital requirement and $332.0 million above the critical capital requirement as of that date.

Based on the risk-based capital stress test, Farmer Mac's risk-based capital requirement as of June 30, 2013 was $123.6 million, and Farmer Mac's regulatory capital (core capital plus the allowance for losses) of $577.1 million exceeded that amount by approximately $453.5 million.  As of December 31, 2012, Farmer Mac's risk-based capital requirement was $58.1 million, and Farmer Mac's regulatory capital of $535.9 million exceeded that amount by approximately $477.8 million. The risk-based capital increase that occurred as of June 30, 2013 relative to December 31, 2012 was primarily attributable to increased negative sensitivity to upward rate shocks, as well as additional credit losses under the stress test as program volume increased.

8.	FAIR VALUE DISCLOSURES

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price).
In determining fair value, Farmer Mac uses various valuation approaches, including market and income based approaches.  The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  When available, the fair value of Farmer Mac's financial instruments is based on quoted market prices, valuation techniques that use observable market-based inputs, or unobservable inputs that are corroborated by market data.  Pricing information obtained from third parties is internally validated for reasonableness prior to use in the consolidated financial statements. Farmer Mac's accounting polices for fair value measurement and a description of the fair value techniques used for instruments measured at fair value is discussed in
Note 2(p) and Note 13 to the consolidated financial statements included in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013.

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

During first quarter 2013, Farmer Mac observed an increasing trend in the use of the overnight index swap ("OIS") curve by other market participants to value certain collateralized interest rate swap agreements. As a result, Farmer Mac concluded that the OIS curve was a more appropriate curve to use to discount the cash flows on certain collateralized interest rate swaps effective March 31, 2013. The impact of this change was not significant.

Fair Value Classification and Transfers

The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.  The hierarchy gives highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The following three levels are used to classify fair value measurements:

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

As of June 30, 2013, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $6.8 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., Level 3).  These financial instruments measured as Level 3 represented 52 percent of total assets and 73 percent of financial instruments measured at fair value as of June 30, 2013. As of December 31, 2012, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $7.1 billion whose fair values were estimated by management in the absence of readily determinable fair values.  These financial instruments measured as Level 3 represented 56 percent of total assets and 73 percent of financial instruments measured at fair value as of December 31, 2012.

Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period.  There were no transfers within the fair value hierarchy for fair value measurements of Farmer Mac's investment securities, Farmer Mac Guaranteed Securities, and USDA Guaranteed Securities, and financial derivatives during the first six months of 2013 and 2012.

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2013 and December 31, 2012, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Table 8.1

Assets and Liabilities Measured at Fair Value as of June 30, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$65,088	$65,088
Floating rate asset-backed securities	—	158,292	—	158,292
Floating rate corporate debt securities	—	104,656	—	104,656
Fixed rate corporate debt securities	—	65,065	—	65,065
Floating rate Government/GSE guaranteed mortgage-backed securities	—	663,885	222	664,107
Fixed rate GSE guaranteed mortgage-backed securities	—	5,833	—	5,833
Floating rate GSE subordinated debt	—	63,321	—	63,321
Fixed rate GSE preferred stock	—	86,889	—	86,889
Fixed rate taxable municipal bonds	—	18,721	—	18,721
Floating rate senior agency debt	—	50,032	—	50,032
Fixed rate senior agency debt	—	119,467	—	119,467
Fixed rate U.S. Treasuries	1,054,381	—	—	1,054,381
Total available-for-sale	1,054,381	1,336,161	65,310	2,455,852
Trading:
Floating rate asset-backed securities	—	—	1,064	1,064
Total trading	—	—	1,064	1,064
Total Investment Securities	1,054,381	1,336,161	66,374	2,456,916
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farm & Ranch	—	—	3,498,474	3,498,474
USDA Guarantees	—	—	25,794	25,794
Rural Utilities	—	—	1,534,585	1,534,585
Total Farmer Mac Guaranteed Securities	—	—	5,058,853	5,058,853
USDA Guaranteed Securities:
Available-for-sale	—	—	1,543,764	1,543,764
Trading	—	—	73,592	73,592
Total USDA Guaranteed Securities	—	—	1,617,356	1,617,356
Financial derivatives	—	23,164	—	23,164
Total Assets at fair value	$1,054,381	$1,359,325	$6,742,583	$9,156,289
Liabilities:
Financial derivatives	$30	$98,643	$390	$99,063
Total Liabilities at fair value	$30	$98,643	$390	$99,063
Nonrecurring:
Assets:
Loans held for investment	$—	$—	$5,891	$5,891
REO	—	—	2,088	2,088
Total Nonrecurring Assets at fair value	$—	$—	$7,979	$7,979

Assets and Liabilities Measured at Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
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

Table 8.2

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended June 30, 2013
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/ (Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$65,213	$—	$—	$—	$—	$(125)	$65,088
Floating rate Government/GSE guaranteed mortgage-backed securities	233	—	—	(9)	—	(2)	222
Total available-for-sale	65,446	—	—	(9)	—	(127)	65,310
Trading:
Floating rate asset-backed securities (1)	1,129	—	—	(186)	121	—	1,064
Total trading	1,129	—	—	(186)	121	—	1,064
Total Investment Securities	66,575	—	—	(195)	121	(127)	66,374
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farm & Ranch	3,528,520	200,000	—	(201,208)	(14,730)	(14,108)	3,498,474
USDA Guarantees	27,198	—	—	(515)	—	(889)	25,794
Rural Utilities	1,544,362	—	—	(5,311)	—	(4,466)	1,534,585
Total Farmer Mac Guaranteed Securities	5,100,080	200,000	—	(207,034)	(14,730)	(19,463)	5,058,853
USDA Guaranteed Securities:
Available-for-sale	1,569,160	110,897	—	(76,364)	—	(59,929)	1,543,764
Trading (2)	87,271	—	—	(13,231)	(448)	—	73,592
Total USDA Guaranteed Securities	1,656,431	110,897	—	(89,595)	(448)	(59,929)	1,617,356
Total Assets at fair value	$6,823,086	$310,897	$—	$(296,824)	$(15,057)	$(79,519)	$6,742,583
Liabilities:
Financial derivatives (3)	$(532)	$—	$—	$—	$142	$—	$(390)
Total Liabilities at fair value	$(532)	$—	$—	$—	$142	$—	$(390)

(1)	Unrealized gains are attributable to assets still held as of June 30, 2013 and are recorded in "Losses on trading assets."

(2)	Includes unrealized losses of $0.3 million attributable to assets still held as of June 30, 2013 that are recorded in "Losses on trading assets."

(3)	Unrealized gains are attributable to liabilities still held as of June 30, 2013 and are recorded in "Gains/(losses) on financial derivatives and hedging activities."

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended June 30, 2012
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/ (Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$58,868	$—	$—	$—	$—	$839	$59,707
Total available-for-sale	58,868	—	—	—	—	839	59,707
Trading:
Floating rate asset-backed securities (1)	1,646	—	—	(239)	23	—	1,430
Total trading	1,646	—	—	(239)	23	—	1,430
Total Investment Securities	60,514	—	—	(239)	23	839	61,137
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farm & Ranch	3,008,223	200,000	—	(1,007)	—	16,116	3,223,332
USDA Guarantees	36,129	5,327	(5,327)	(5,787)	—	(443)	29,899
Rural Utilities	1,345,509	—	—	(150,000)	—	(4,273)	1,191,236
Total Farmer Mac Guaranteed Securities	4,389,861	205,327	(5,327)	(156,794)	—	11,400	4,444,467
USDA Guaranteed Securities:
Available-for-sale	1,328,702	160,286	—	(69,775)	—	(575)	1,418,638
Trading (2)	184,397	—	—	(34,463)	(3,109)	—	146,825
Total USDA Guaranteed Securities	1,513,099	160,286	—	(104,238)	(3,109)	(575)	1,565,463
Total Assets at fair value	$5,963,474	$365,613	$(5,327)	$(261,271)	$(3,086)	$11,664	$6,071,067
Liabilities:
Financial derivatives (3)	$(1,225)	$—	$—	$—	$258	$—	$(967)
Total Liabilities at fair value	$(1,225)	$—	$—	$—	$258	$—	$(967)

(1)	Unrealized gains are attributable to assets still held as of June 30, 2012 and are recorded in "Losses on trading assets."

(2)	Includes unrealized losses of $2.4 million attributable to assets still held as of June 30, 2012 that are recorded in "Losses on trading assets."

(3)	Unrealized gains are attributable to liabilities still held as of June 30, 2012 and are recorded in "Gains/(losses) on financial derivatives and hedging activities."

Level 3 Assets and Liabilities Measured at Fair Value for the Six Months Ended June 30, 2013
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/ (Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$63,159	$—	$—	$—	$—	$1,929	$65,088
Floating rate Government/GSE guaranteed mortgage-backed securities	—	233	—	(9)	—	(2)	222
Total available-for-sale	63,159	233	—	(9)	—	1,927	65,310
Trading:
Floating rate asset-backed securities (1)	1,247	—	—	(500)	317	—	1,064
Total trading	1,247	—	—	(500)	317	—	1,064
Total Investment Securities	64,406	233	—	(509)	317	1,927	66,374
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farm & Ranch	3,426,489	300,000	—	(201,217)	(17,868)	(8,930)	3,498,474
USDA Guarantees	26,681	—	—	(898)	—	11	25,794
Rural Utilities	1,313,088	325,000	—	(83,235)	—	(20,268)	1,534,585
Total Farmer Mac Guaranteed Securities	4,766,258	625,000	—	(285,350)	(17,868)	(29,187)	5,058,853
USDA Guaranteed Securities:
Available-for-sale	1,486,595	233,084	—	(145,566)	—	(30,349)	1,543,764
Trading (2)	104,188	—	—	(30,162)	(434)	—	73,592
Total USDA Guaranteed Securities	1,590,783	233,084	—	(175,728)	(434)	(30,349)	1,617,356
Total Assets at fair value	$6,421,447	$858,317	$—	$(461,587)	$(17,985)	$(57,609)	$6,742,583
Liabilities:
Financial derivatives (3)	$(691)	$—	$—	$—	$301	$—	$(390)
Total Liabilities at fair value	$(691)	$—	$—	$—	$301	$—	$(390)

(1)	Unrealized gains are attributable to assets still held as of June 30, 2013 and are recorded in "Losses on trading assets."

(2)	Includes unrealized losses of $0.1 million attributable to assets still held as of June 30, 2013 that are recorded in "Losses on trading assets."

(3)	Unrealized gains are attributable to liabilities still held as of June 30, 2013 and are recorded in "Gains/(losses) on financial derivatives and hedging activities."

Level 3 Assets and Liabilities Measured at Fair Value for the Six Months Ended June 30, 2012
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/ (Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$60,213	$—	$—	$—	$—	$(506)	$59,707
Total available-for-sale	60,213	—	—	—	—	(506)	59,707
Trading:
Floating rate asset-backed securities (1)	1,796	—	—	(527)	161	—	1,430
Total trading	1,796	—	—	(527)	161	—	1,430
Total Investment Securities	62,009	—	—	(527)	161	(506)	61,137
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farm & Ranch	2,807,627	400,000	—	(1,015)	—	16,720	3,223,332
USDA Guarantees	35,599	5,327	(5,327)	(6,015)	—	315	29,899
Rural Utilities	1,446,046	—	—	(245,701)	—	(9,109)	1,191,236
Total Farmer Mac Guaranteed Securities	4,289,272	405,327	(5,327)	(252,731)	—	7,926	4,444,467
USDA Guaranteed Securities:
Available-for-sale	1,279,546	262,011	—	(123,793)	—	874	1,418,638
Trading (2)	212,359	—	—	(63,386)	(2,148)	—	146,825
Total USDA Guaranteed Securities	1,491,905	262,011	—	(187,179)	(2,148)	874	1,565,463
Total Assets at fair value	$5,843,186	$667,338	$(5,327)	$(440,437)	$(1,987)	$8,294	$6,071,067
Liabilities:
Financial derivatives (3)	$(1,335)	$—	$—	$—	$368	$—	$(967)
Total Liabilities at fair value	$(1,335)	$—	$—	$—	$368	$—	$(967)

(1)	Unrealized gains are attributable to assets still held as of June 30, 2012 and are recorded in "Losses on trading assets."

(2)	Includes unrealized losses of $1.6 million attributable to assets still held as of June 30, 2012 that are recorded in "Losses on trading assets."

(3)	Unrealized gains are attributable to liabilities still held as of June 30, 2012 and are recorded in "Gains/(losses) on financial derivatives and hedging activities."

The following tables present additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in Level 3 of the fair value hierarchy as of June 30, 2013 and December 31, 2012:

Table 8.3

	June 30, 2013
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$65,088	Indicative bids	Range of broker quotes	82.0% - 92.0% (87.8%)
Floating rate asset-backed securities	$1,064	Discounted cash flow	Discount rate	11.8% - 19.9% (16.0%)
			CPR	10%
Floating rate Government/GSE guaranteed mortgage-backed securities	$222	Discounted cash flow	Discount rate	1.7% - 1.7% (1.7%)
			CPR	7%
Farmer Mac Guaranteed Securities:
Farm & Ranch	$3,498,474	Discounted cash flow	Discount rate	0.9% - 3.6% (1.7%)
USDA Guarantees	$25,794	Discounted cash flow	Discount rate	0.9% - 3.3% (2.1%)
			CPR	8% - 15% (13%)
Rural Utilities	$1,534,585	Discounted cash flow	Discount rate	0.8% - 3.2% (1.6%)
USDA Guaranteed Securities	$1,617,356	Discounted cash flow	Discount rate	1.2% - 5.3% (3.3%)
			CPR	0% - 25% (7%)
Liabilities:
Financial Derivatives:
Basis swaps	$390	Discounted cash flow	Discount rate	0.8% - 2.7% (1.5%)
			CPR	12% - 14% (13%)

	December 31, 2012
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$63,159	Indicative bids	Range of broker quotes	82.0% - 90.0% (85.0%)
Floating rate asset-backed securities	$1,247	Discounted cash flow	Discount rate	12.4% - 19.7% (16.2%)
			CPR	10%
Farmer Mac Guaranteed Securities:
Farm & Ranch	$3,426,489	Discounted cash flow	Discount rate	1.1% - 3.4% (1.6%)
USDA Guarantees	$26,681	Discounted cash flow	Discount rate	1.0% - 3.4% (2.1%)
			CPR	8% - 17% (14%)
Rural Utilities	$1,313,088	Discounted cash flow	Discount rate	0.8% - 2.9% (1.6%)
USDA Guaranteed Securities	$1,590,783	Discounted cash flow	Discount rate	1.4% - 5.3% (3.4%)
			CPR	0% - 26% (10%)
Liabilities:
Financial Derivatives:
Basis swaps	$691	Discounted cash flow	Discount rate	1.0% - 3.0% (1.7%)
			CPR	11% - 19% (16%)

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

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities, and guarantees and commitments as of June 30, 2013 and December 31, 2012:

Table 8.4

	June 30, 2013		December 31, 2012
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$650,723	$650,723	$785,564	$785,564
Investment securities	2,456,916	2,456,916	2,499,629	2,499,629
Farmer Mac Guaranteed Securities	5,058,853	5,058,853	4,766,258	4,766,258
USDA Guaranteed Securities	1,617,356	1,617,356	1,590,783	1,590,783
Loans	2,936,726	2,949,165	2,746,742	2,729,774
Financial derivatives	23,164	23,164	31,173	31,173
Guarantee and commitment fees receivable:
LTSPCs	31,621	25,404	27,805	22,863
Farmer Mac Guaranteed Securities	19,385	17,670	20,432	18,926
Financial liabilities:
Notes payable:
Due within one year	6,781,622	6,785,164	6,573,013	6,567,366
Due after one year	5,228,932	5,173,667	5,202,751	5,034,739
Debt securities of consolidated trusts held by third parties	167,892	168,488	164,910	167,621
Financial derivatives	99,063	99,063	150,682	150,682
Guarantee and commitment obligations:
LTSPCs	30,722	24,504	26,896	21,954
Farmer Mac Guaranteed Securities	16,240	14,523	17,354	15,849

The carrying value of cash and cash equivalents is a reasonable estimate of their approximate fair value and is classified as Level 1 within the fair value hierarchy. Investment securities primarily are valued based on unadjusted quoted prices in active markets and are classified as Level 2 within the fair value hierarchy. Farmer Mac internally models the fair value of its loan portfolio, including loans held for sale, loans held for investment and loans held for investment in consolidated trusts, Farmer Mac Guaranteed

Securities, and USDA Guaranteed Securities by discounting the projected cash flows of these instruments at projected interest rates. The fair values are based on the present value of expected cash flows using management's best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved. These fair value measurements do not take into consideration the fair value of the underlying property and are classified as Level 3 within the fair value hierarchy. Financial derivatives primarily are valued using unadjusted counterparty valuations and are classified as Level 2 within the fair value hierarchy. The fair value of the guarantee fees receivable/obligation and debt securities of consolidated trusts are estimated based on the present value of expected future cash flows of the underlying mortgage assets using management's best estimate of certain key assumptions, which include prepayments speeds, forward yield curves, and discount rates commensurate with the risks involved and are classified as Level 3 within the fair value hierarchy. Notes payable are valued by discounting the expected cash flows of these instruments using a yield curve derived from market prices observed for similar agency securities and are also classified as Level 3 within the fair value hierarchy. Because the cash flows of Farmer Mac's financial instruments may be interest rate path dependent, estimated fair values and projected discount rates for Level 3 financial instruments are derived using a Monte Carlo simulation model. Different market assumptions and estimation methodologies could significantly affect estimated fair value amounts.

9.	BUSINESS SEGMENT REPORTING

Management has determined that Farmer Mac's operations consist of three reportable segments – Farm & Ranch, USDA Guarantees, and Rural Utilities.  Farmer Mac uses these three segments to generate revenue and manage business risk, and each segment is based on distinct products and distinct business activities.  In addition to these three operating segments, a corporate segment is presented.  That segment represents activity in Farmer Mac's investment portfolio and other corporate activities.  The segment financial results include directly attributable revenues and expenses.  Corporate charges for administrative expenses that are not directly attributable to an operating segment are allocated based on headcount.

Farmer Mac uses core earnings to measure corporate economic performance and develop financial plans because, in management's view, core earnings is a useful alternative measure in understanding Farmer Mac's economic performance, transaction economics, and business trends.  Core earnings differs from GAAP net income by excluding the effects of fair value accounting guidance, which are not expected to have a cumulative net impact on GAAP earnings if the financial instruments are held to maturity, as is generally expected. Core earnings also differs from GAAP net income by excluding specified infrequent or unusual transactions that Farmer Mac believes are not indicative of future operating results and that may not reflect the trends and economic financial performance of Farmer Mac's core business. This non-GAAP financial measure may not be comparable to similarly labeled non-GAAP financial measures disclosed by other companies. Farmer Mac's disclosure of this non-GAAP measure is intended to supplement GAAP information and not to replace it.

The financial information presented below reflects the accounts of Farmer Mac and its subsidiaries on a consolidated basis.  Accordingly, the core earnings for Farmer Mac's reportable operating segments will differ from the stand-alone financial statements of Farmer Mac's subsidiaries.  These differences will be due to various factors, including the reversal of unrealized gains and losses related to fair value changes of trading assets and financial derivatives, as well as the allocation of certain expenses such as dividends and interest expense related to the issuance of capital and the incurrence of indebtedness managed at the corporate level.  The allocation of general and administrative expenses that are not directly attributable to an operating segment may also result in differences.  The assets of Farmer Mac's subsidiary Farmer Mac II LLC will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.  As of June 30, 2013, Farmer Mac II LLC held assets with a fair value of $1.7 billion, had debt outstanding of $352.0 million, had preferred stock outstanding with a liquidation preference of $250.0 million, and had $1.0 billion of common stock outstanding held by Farmer Mac.

The following tables present core earnings for Farmer Mac's reportable operating segments and a reconciliation to consolidated net income for the three and six months ended June 30, 2013 and 2012:

Table 9.1

Core Earnings by Business Segment
For the Three Months Ended June 30, 2013
	Farm & Ranch	USDA Guarantees	Rural Utilities	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Interest income (1)	$29,365	$13,157	$14,991	$5,471	$(1,239)		$61,745
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(195)	—	—	—	195		—
Interest expense (2)	(12,845)	(10,419)	(11,958)	(1,504)	3,142		(33,584)
Net effective spread	16,325	2,738	3,033	3,967	2,098		28,161
Guarantee and commitment fees	5,860	42	1,052	—	(195)		6,759
Other income (3)	1,299	317	—	2,782	15,326		19,724
Non-interest income	7,159	359	1,052	2,782	15,131		26,483

Release of loan losses	529	—	—	—	—		529

Release of losses	175	—	—	—	—		175
Other non-interest expense	(3,999)	(758)	(1,335)	(2,047)	—		(8,139)
Non-interest expense (4)	(3,824)	(758)	(1,335)	(2,047)	—		(7,964)
Core earnings before income taxes	20,189	2,339	2,750	4,702	17,229	(5)	47,209
Income tax (expense)/benefit	(7,067)	(819)	(963)	1,842	(6,029)		(13,036)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	13,122	1,520	1,787	6,544	11,200	(5)	34,173
Preferred stock dividends	—	—	—	(881)	—		(881)
Non-controlling interest - preferred stock dividends	—	—	—	(5,547)	—		(5,547)
Segment core earnings	$13,122	$1,520	$1,787	$116	$11,200	(5)	$27,745

Total assets at carrying value	$5,468,909	$1,659,134	$2,631,931	$3,175,977	$—		$12,935,951
Total on- and off-balance sheet program assets at principal balance	9,325,489	1,667,170	2,602,859	—	—		13,595,518

(1)	Includes reconciling adjustments for the amortization of premiums and discounts on assets consolidated at fair value to reflect core earnings amounts.

(2)
Based on effective funding cost determined for each operating segment, including expenses related to interest rate swaps not designated as hedges, which are included in "Gains/(losses) on financial derivatives and hedging activities" on the consolidated financial statements.

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

(5)
Net  adjustments to reconcile core earnings before income taxes; core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends; and segment core earnings to corresponding income measures: income before income taxes, net income, and net income attributable to common stockholders, respectively.

Core Earnings by Business Segment
For the Three Months Ended June 30, 2012
	Farm & Ranch	USDA Guarantees	Rural Utilities	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Interest income (1)	$36,897	$14,197	$16,124	$6,024	$(1,664)		$71,578
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(543)	—	—	—	543		—
Interest expense (2)	(19,605)	(11,407)	(13,118)	(1,361)	8,530		(36,961)
Net effective spread	16,749	2,790	3,006	4,663	7,409		34,617
Guarantee and commitment fees	5,466	41	1,100	—	(543)		6,064
Other income/(expense) (3)	514	172	—	(717)	(33,314)		(33,345)
Non-interest income/(loss)	5,980	213	1,100	(717)	(33,857)		(27,281)

Release of loan losses	1,220	—	—	—	—		1,220

Provision for losses	(1,394)	—	—	—	—		(1,394)
Other non-interest expense	(3,576)	(744)	(1,385)	(2,110)	—		(7,815)
Non-interest expense (4)	(4,970)	(744)	(1,385)	(2,110)	—		(9,209)
Core earnings before income taxes	18,979	2,259	2,721	1,836	(26,448)	(5)	(653)
Income tax (expense)/benefit	(6,643)	(791)	(952)	1,759	9,256		2,629
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	12,336	1,468	1,769	3,595	(17,192)	(5)	1,976
Preferred stock dividends	—	—	—	(720)	—		(720)
Non-controlling interest - preferred stock dividends	—	—	—	(5,547)	—		(5,547)
Segment core earnings	$12,336	$1,468	$1,769	$(2,672)	$(17,192)	(5)	$(4,291)

Total assets at carrying value	$4,842,598	$1,612,384	$2,226,318	$3,369,114	$—		$12,050,414
Total on- and off-balance sheet program assets at principal balance	8,513,212	1,579,187	2,158,021	—	—		12,250,420

(1)	Includes reconciling adjustments for yield maintenance income and amortization of premiums on assets consolidated at fair value to reflect core earnings amounts.

(2)
Based on effective funding cost determined for each operating segment, including expenses related to interest rate swaps, which are included in "Gains/(losses) on financial derivatives and hedging activities" on the consolidated financial statements.

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

(5)
Net  adjustments to reconcile core earnings before income taxes; core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends; and segment core earnings to corresponding income measures: income before income taxes, net income, and net income attributable to common stockholders, respectively.

Core Earnings by Business Segment
For the Six Months Ended June 30, 2013
	Farm & Ranch	USDA Guarantees	Rural Utilities	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Interest income (1)	$58,179	$26,498	$29,880	$11,205	$(2,519)		$123,243
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(375)	—	—	—	375		—
Interest expense (2)	(25,430)	(20,827)	(23,833)	(2,971)	6,349		(66,712)
Net effective spread	32,374	5,671	6,047	8,234	4,205		56,531
Guarantee and commitment fees	11,660	75	2,011	—	(375)		13,371
Other income (3)	1,894	517	—	2,220	20,926		25,557
Non-interest income	13,554	592	2,011	2,220	20,551		38,928

Release of loan losses	99	—	—	—	—		99

Provision for losses	(571)	—	—	—	—		(571)
Other non-interest expense	(7,971)	(1,572)	(2,748)	(4,183)	—		(16,474)
Non-interest expense (4)	(8,542)	(1,572)	(2,748)	(4,183)	—		(17,045)
Core earnings before income taxes	37,485	4,691	5,310	6,271	24,756	(5)	78,513
Income tax (expense)/benefit	(13,120)	(1,642)	(1,859)	3,533	(8,664)		(21,752)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	24,365	3,049	3,451	9,804	16,092	(5)	56,761
Preferred stock dividends	—	—	—	(1,732)	—		(1,732)
Non-controlling interest - preferred stock dividends	—	—	—	(11,094)	—		(11,094)
Segment core earnings	$24,365	$3,049	$3,451	$(3,022)	$16,092	(5)	$43,935

Total assets at carrying value	$5,468,909	$1,659,134	$2,631,931	$3,175,977	$—		$12,935,951
Total on- and off-balance sheet program assets at principal balance	9,325,489	1,667,170	2,602,859	—	—		13,595,518

(1)	Includes reconciling adjustments for the amortization of premiums and discounts on assets consolidated at fair value to reflect core earnings amounts.

(2)
Based on effective funding cost determined for each operating segment, including expenses related to interest rate swaps not designated as hedges, which are included in "Gains/(losses) on financial derivatives and hedging activities" on the consolidated financial statements.

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

(5)
Net  adjustments to reconcile core earnings before income taxes; core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends; and segment core earnings to corresponding income measures: income before income taxes, net income, and net income attributable to common stockholders, respectively.

Core Earnings by Business Segment
For the Six Months Ended June 30, 2012
	Farm & Ranch	USDA Guarantees	Rural Utilities	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Interest income (1)	$74,441	$28,512	$32,822	$12,256	$(3,322)		$144,709
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(1,273)	—	—	—	1,273		—
Interest expense (2)	(41,545)	(22,956)	(26,639)	(2,777)	18,033		(75,884)
Net effective spread	31,623	5,556	6,183	9,479	15,984		68,825
Guarantee and commitment fees	10,789	88	2,390	—	(1,273)		11,994
Other income/(expense) (3)	951	274	1	(1,240)	(25,083)		(25,097)
Non-interest income/(loss)	11,740	362	2,391	(1,240)	(26,356)		(13,103)

Release of loan losses	800	—	—	—	—		800

Provision for losses	(1,424)	—	—	—	—		(1,424)
Other non-interest expense	(7,068)	(1,508)	(2,767)	(4,284)	—		(15,627)
Non-interest expense (4)	(8,492)	(1,508)	(2,767)	(4,284)	—		(17,051)
Core earnings before income taxes	35,671	4,410	5,807	3,955	(10,372)	(5)	39,471
Income tax (expense)/benefit	(12,485)	(1,544)	(2,032)	3,406	3,630		(9,025)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	23,186	2,866	3,775	7,361	(6,742)	(5)	30,446
Preferred stock dividends	—	—	—	(1,440)	—		(1,440)
Non-controlling interest - preferred stock dividends	—	—	—	(11,094)	—		(11,094)
Segment core earnings	$23,186	$2,866	$3,775	$(5,173)	$(6,742)	(5)	$17,912

Total assets at carrying value	$4,842,598	$1,612,384	$2,226,318	$3,369,114	$—		$12,050,414
Total on- and off-balance sheet program assets at principal balance	8,513,212	1,579,187	2,158,021	—	—		12,250,420

(1)	Includes reconciling adjustments for yield maintenance income and amortization of premiums on assets consolidated at fair value to reflect core earnings amounts.

(2)
Based on effective funding cost determined for each operating segment, including expenses related to interest rate swaps, which are included in "Gains/(losses) on financial derivatives and hedging activities" on the consolidated financial statements.

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

(5)
Net  adjustments to reconcile core earnings before income taxes; core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends; and segment core earnings to corresponding income measures: income before income taxes, net income, and net income attributable to common stockholders, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial information included in this report is consolidated to include the accounts of Farmer Mac and its two subsidiaries – Farmer Mac Mortgage Securities Corporation and Farmer Mac II LLC. Farmer Mac II LLC is a Delaware limited liability company that operates substantially all of Farmer Mac's USDA Guarantees line of business – primarily the acquisition of USDA Guaranteed Securities. The business operations of Farmer Mac II LLC began in January 2010. Since then, Farmer Mac has operated only that part of the USDA Guarantees line of business that involves the issuance of Farmer Mac Guaranteed Securities to investors other than Farmer Mac or Farmer Mac II LLC. Although Farmer Mac II LLC may issue securities in these transactions, Farmer Mac II LLC does not guarantee any USDA Guaranteed Securities it holds or any Farmer Mac Guaranteed Securities issued by Farmer Mac or Farmer Mac II LLC.

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

Management's expectations for Farmer Mac's future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties.  Various factors or events could cause Farmer Mac's actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under "Risk Factors" in Part 1, Item 1A of Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013, as well as uncertainties regarding:

•	the availability to Farmer Mac and Farmer Mac II LLC of debt financing and, if available, the reasonableness of rates and terms;

•	legislative or regulatory developments that could affect Farmer Mac or its sources of business, including but not limited to:

◦
developments related to agricultural policies and programs contained in the current Farm Bill (the Food, Conservation, and Energy Act of 2008), which is currently scheduled to expire in September 2013;

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

•
the impact of economic conditions, including the effects of weather-related conditions and fluctuations in agricultural real estate values, on agricultural mortgage lending and borrower repayment capacity;

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

In light of these potential risks and uncertainties, no undue reliance should be placed on any forward-looking statements expressed in this report.  Furthermore, Farmer Mac undertakes no obligation to release publicly the results of revisions to any forward-looking statements that may be made to reflect new information or any future events or circumstances, except as otherwise mandated by the SEC. The discussion below is not necessarily indicative of future results.

Overview

During second quarter 2013, Farmer Mac added $646.8 million of new business volume, which included purchases of AgVantage securities in an aggregate amount of $200.0 million. Taking into account maturities and paydowns on existing assets, that new business increased the aggregate outstanding amount of business volume to $13.6 billion as of June 30, 2013, compared to $13.0 billion as of December 31, 2012 and $12.3 billion as of June 30, 2012. Farmer Mac's second quarter 2013 results also included higher GAAP and non-GAAP core earnings compared to second quarter 2012 and the continuation of good credit quality in the portfolio.
Farmer Mac's GAAP net income attributable to common stockholders for second quarter 2013 was
$27.7 million, compared to a loss of $4.3 million for second quarter 2012. The increase in Farmer Mac's net income in second quarter 2013 compared to the previous year quarter was mostly due to the effects of fair value changes on financial derivatives, hedged assets, and trading assets and gains on sales of investment securities and real estate owned, offset, in part, by lower net interest income. Because Farmer Mac's financial derivatives were not designated in hedge relationships for accounting purposes prior to third quarter 2012, changes in the fair values of these instruments were recorded in earnings, without offsetting fair value adjustments on the corresponding hedged items. As a result, movements in long-term interest rates historically created significant volatility in Farmer Mac's periodic GAAP earnings due to changes in the fair values of financial derivatives. Beginning in third quarter 2012, Farmer Mac designated certain interest rate swaps in fair value hedge relationships. Accordingly, Farmer Mac records in earnings offsetting fair value adjustments on the hedged items attributable to the risk being hedged. For the three months ended June 30, 2013, Farmer Mac recorded unrealized fair value gains of $17.0 million on its financial derivatives and hedging activities compared to unrealized fair value losses on financial derivatives of $21.6 million for the three months ended June 30, 2012. Because Farmer Mac expects its fair value hedge relationships to remain highly effective through maturity, a substantial portion of the volatility caused from changes in the fair values of financial derivatives is expected to be reduced in future periods, especially once comparisons are no longer made to periods before the adoption of hedge accounting.

Farmer Mac's non-GAAP core earnings for second quarter 2013 were $16.5 million, compared to
$12.9 million in second quarter 2012. That increase was driven primarily by a $3.1 million gain (offset by capital loss carryforwards) on the sale of an investment security, $1.1 million (pre-tax) sale of REO, and $0.7 million (pre-tax) in releases of the allowance for loan losses and reserve for losses during second quarter 2013. The releases of losses in second quarter 2013 were primarily attributable to the release of specific reserves for two loans that paid off during the quarter. Net effective spread of $26.1 million (87 basis points) in second quarter 2013 decreased compared to $27.2 million (99 basis points) in second quarter 2012 due to lower rates on loans, Farmer Mac Guaranteed Securities, and USDA Guaranteed Securities, combined with short-term funding rates that did not decline during the first six months of 2013. For more information on Farmer Mac's use of core earnings, a non-GAAP measure, see "— Results of Operations."

The loans included in Farmer Mac's three lines of business continued to perform well during second quarter 2013. As of June 30, 2013, Farmer Mac's 90-day delinquencies in the Farm & Ranch line of business were $33.9 million (0.69 percent of the non-AgVantage Farm & Ranch portfolio), up from $33.3 million (0.70 percent) as of December 31, 2012, and down from $47.0 million (1.07 percent) as of June 30, 2012. When analyzing the overall risk profile of its portfolio, Farmer Mac takes into account more than the loan delinquency percentages in its Farm & Ranch line of business. The total book of business includes AgVantage securities and rural utilities loans, neither of which had any delinquencies as of June 30, 2013, and USDA Guaranteed Securities, which are backed by the full faith and credit of the United States. Across Farmer Mac's three lines of business, 90-day delinquencies represented 0.25 percent of total business volume as of June 30, 2013, compared to 0.26 percent as of December 31, 2012, and 0.38 percent as of June 30, 2012.

As of June 30, 2013, Farmer Mac's core capital of $563.6 million exceeded its minimum capital requirement of $384.5 million by $179.1 million. See "— Outlook" for further discussion about the opportunities that Farmer Mac foresees for future business growth.

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

Results of Operations

Farmer Mac's GAAP net income attributable to common stockholders for second quarter 2013 was
$27.7 million or $2.48 per diluted common share, compared to a net loss of $4.3 million or $0.41 per diluted common share for second quarter 2012. For the six months ended June 30, 2013, Farmer Mac's GAAP net income to common stock holders was $43.9 million or $3.93 per diluted common share, compared to $17.9 million or $1.63 per diluted common share for the six months ended June 30, 2012. Farmer Mac's non-GAAP core earnings were $16.5 million or $1.48 per diluted common share in second quarter 2013, compared to $12.9 million or $1.17 per diluted common share in second quarter 2012. For the six months ended June 30, 2013 and 2012, Farmer Mac's non-GAAP core earnings were $27.8 million or $2.49 per diluted share and $24.7 million or $2.25 per diluted share, respectively.

Farmer Mac uses core earnings to measure corporate economic performance and develop financial plans because, in management's view, core earnings is a useful alternative measure in understanding Farmer Mac's economic performance, transaction economics, and business trends.  Core earnings differs from GAAP net income by excluding the effects of fair value accounting guidance, which are not expected to have a cumulative net impact on GAAP earnings if the financial instruments are held to maturity, as is generally expected. Core earnings also differs from GAAP net income by excluding specified infrequent or unusual transactions that Farmer Mac believes are not indicative of future operating results and that may not reflect the trends and economic financial performance of Farmer Mac's core business. This non-GAAP financial measure may not be comparable to similarly labeled non-GAAP financial measures disclosed by other companies. Farmer Mac's disclosure of this non-GAAP measure is intended to supplement GAAP information and not to replace it.

A reconciliation of Farmer Mac's GAAP net income attributable to common stockholders to core earnings is presented in the following table, and the adjustments are described in more detail below the table:

Table 1

Reconciliation of GAAP Net Income/(Loss) Attributable to Common Stockholders to Core Earnings
	For the Three Months Ended
	June 30, 2013	June 30, 2012
	(in thousands, except per share amounts)
GAAP net income/(loss) attributable to common stockholders	$27,745	$(4,291)
Less the after-tax effects of:
Unrealized gains/(losses) on financial derivatives and hedging activities	11,021	(14,035)
Unrealized losses on trading assets	(212)	(2,006)
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(564)	(901)
Net effects of settlements on agency forward contracts	955	(250)
Sub-total	11,200	(17,192)
Core earnings	$16,545	$12,901

Core earnings per share:
Basic	$1.53	$1.23
Diluted	1.48	1.17
Weighted-average shares:
Basic	10,815	10,468
Diluted	11,198	11,021

Reconciliation of GAAP Net Income Attributable to Common Stockholders to Core Earnings
	For the Six Months Ended
	June 30, 2013	June 30, 2012
	(in thousands, except per share amounts)
GAAP net income attributable to common stockholders	$43,935	$17,912
Less the after-tax effects of:
Unrealized gains/(losses) on financial derivatives and hedging activities	16,733	(3,850)
Unrealized losses on trading assets	(76)	(1,292)
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(1,182)	(1,859)
Net effects of settlements on agency forward contracts	617	259
Sub-total	16,092	(6,742)
Core earnings	$27,843	$24,654

Core earnings per share:
Basic	$2.58	$2.37
Diluted	2.49	2.25
Weighted-average shares:
Basic	10,776	10,417
Diluted	11,179	10,962

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

Effective July 1, 2012, Farmer Mac designated certain interest rate swaps in fair value hedge relationships. Beginning in third quarter 2012, Farmer Mac recorded in earnings offsetting fair value adjustments on the hedged items attributable to the risk being hedged. Any differences arising from fair value changes that are not offset result in hedge ineffectiveness and affect GAAP earnings. Farmer Mac excludes the after-tax effect of unrealized gains and losses resulting from changes in the fair values of financial derivatives and hedging activities from core earnings.

Farmer Mac recorded unrealized gains of $17.0 million ($11.0 million after-tax) and $25.7 million ($16.7 million after-tax) for fair value changes on its financial derivatives and hedging activities for the three and six months ended June 30, 2013, respectively, compared to unrealized losses of $21.6 million
($14.0 million after-tax) and $5.9 million ($3.9 million after-tax), respectively, for the same period in 2012. Unrealized fair value losses on trading assets totaled $0.3 million ($0.2 million after-tax) and $0.1 million ($0.1 million after-tax) for the three and six months ended June 30, 2013, respectively, compared to losses of $3.1 million ($2.0 million after-tax) and $2.0 million ($1.3 million after-tax), respectively, for the same periods in 2012. Changes in the fair values of financial derivatives and trading assets have historically contributed significant volatility to Farmer Mac's periodic GAAP earnings. Because Farmer Mac generally expects its fair value hedge relationships to remain highly effective through maturity, a substantial portion of the volatility caused from changes in the fair values of financial derivatives is expected to be reduced in future periods, especially once comparisons are no longer made to periods before the adoption of hedge accounting. As of June 30, 2013, the cumulative fair value of after-tax losses recorded on financial derivatives was $49.3 million.  Over time, Farmer Mac will realize in earnings the net effect of the cash settlements on its interest rate swap contracts, which will on its own produce either income or expense, but is expected to generate positive net effective spread when combined with the interest received and paid on the assets and liabilities Farmer Mac holds on its balance sheet.  Any positive net effective spread would continue to build retained earnings and capital over time.

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

The after-tax net effect of the amortization of the premiums, discounts, and deferred gains described above are shown as amortization of premiums, discounts, and deferred gains on assets consolidated at fair value in the table above. Farmer Mac excludes these items from core earnings because they are not expected to have an economic effect on Farmer Mac's financial performance if the assets are held to maturity, as is generally expected. As of June 30, 2013, $43.3 million of these premiums and $5.6 million of discounts were still outstanding and $2.0 million of after-tax gains remained deferred in accumulated other comprehensive income.

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

Net Interest Income.  Net interest income for the three and six months ended June 30, 2013 was
$28.2 million and $56.5 million, respectively, compared to $34.6 million and $68.8 million, respectively, for the same periods during 2012. The decrease in net interest income in the first six months of 2013 compared to the first six months of 2012 was primarily attributable to reduced interest income on Farmer Mac Guaranteed Securities resulting from the designation of certain interest rate swaps in fair value hedge relationships during third quarter 2012 and lower net effective spread.  The interest rate swaps are used to hedge against the risk of changes in fair values of certain AgVantage securities due to changes in the designated benchmark interest rate (i.e., LIBOR). The accrual of the contractual amounts due on these interest rate swaps is included as an adjustment to the yield of the hedged items and is reported in interest income. The overall net interest yield was 94 basis points for the six months ended June 30, 2013, compared to 119 basis points for the six months ended June 30, 2012.

The following table provides information regarding interest-earning assets and funding for the six months ended June 30, 2013 and 2012.  The average balance of non-accruing loans is included in the average balance of loans, Farmer Mac Guaranteed Securities, and USDA Guaranteed Securities presented, though the related income is accounted for on a cash basis.  Therefore, as the average balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly.  The average balance of consolidated loans with beneficial interests owned by third parties is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities.  The interest income and expense associated with these trusts are shown in the net effect of consolidated trusts.  The average rate earned on cash and investments reflects lower short-term market rates during the first six months of 2013 compared to the first six months of 2012.  The lower average rate on loans, Farmer Mac Guaranteed Securities, and USDA Guaranteed Securities during the first half of 2013 reflects the decline in market rates reflected in the rates on loans acquired or reset during the past year and the effect of designating certain interest rate swaps in fair value hedge relationships as described above.  The change in the average rate on Farmer Mac's notes payable due within one year reflects the general trend in average short-term rates during the periods presented combined with an increase in the weighted average life of notes payable due within one year during second quarter 2013.  The downward trend in the average rate on notes payable due after one year reflects the retirement of older debt and the issuance of new debt at lower market rates. Late in the second quarter of 2013, longer term interest rates increased, which could cause the average rate on notes payable due after one year to increase if the higher rates persist.

Table 2

	For the Six Months Ended
	June 30, 2013			June 30, 2012
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$2,810,275	$11,205	0.80%	$2,921,144	$12,256	0.84%
Loans, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities (1)	9,036,250	108,229	2.40%	7,984,805	118,559	2.97%
Total interest-earning assets	11,846,525	119,434	2.02%	10,905,949	130,815	2.40%
Funding:
Notes payable due within one year	4,478,091	4,182	0.19%	5,154,676	4,569	0.18%
Notes payable due after one year (2)	6,875,011	59,096	1.72%	5,274,888	58,694	2.23%
Total interest-bearing liabilities (3)	11,353,102	63,278	1.11%	10,429,564	63,263	1.21%
Net non-interest-bearing funding	493,423	—		476,385	—
Total funding	11,846,525	63,278	1.07%	10,905,949	63,263	1.16%
Net interest income/yield prior to consolidation of certain trusts	11,846,525	56,156	0.95%	10,905,949	67,552	1.24%
Net effect of consolidated trusts (4)	163,131	375	0.46%	620,585	1,273	0.41%
Adjusted net interest income/yield	$12,009,656	$56,531	0.94%	$11,526,534	$68,825	1.19%

(1)	Excludes interest income of $3.8 million and $13.9 million in 2013 and 2012 , respectively, related to consolidated trusts with beneficial interests owned by third parties.

(2)	Includes current portion of long-term notes.

(3)	Excludes interest expense of $3.4 million and $12.6 million in 2013 and 2012 , respectively, related to consolidated trusts with beneficial interests owned by third parties.

(4)	Includes the effect of consolidated trusts with beneficial interests owned by third parties.

The following table sets forth information regarding changes in the components of Farmer Mac's net interest income for the periods indicated.  For each category, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume).  Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size.  The decreases in income due to changes in rate reflect the reset of variable rate investments and adjustable rate mortgages to lower rates and the acquisition of new lower-yielding investments, loans, Farmer Mac Guaranteed Securities, and USDA Guaranteed Securities, as described above.  The decreases in expense reflect the decreased cost of funding due to lower interest rates in the debt markets. The increases due to changes in volume reflect the increase in on-balance sheet assets during the first six months of 2013 compared to the first six months of 2012.

Table 3

	For the Six Months Ended June 30, 2013 Compared to Same Period 2012
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$(597)	$(454)	$(1,051)
Loans, Farmer Mac Guaranteed Securities, and USDA Guaranteed Securities	(24,719)	14,389	(10,330)
Total	(25,316)	13,935	(11,381)
Expense from interest-bearing liabilities	(5,350)	5,365	15
Change in net interest income prior to consolidation of certain trusts (1)	$(19,966)	$8,570	$(11,396)

(1)	Excludes the effect of consolidated trusts with beneficial interests owned by third parties.

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

Farmer Mac uses interest rate swaps to manage its interest rate risk exposure by modifying the interest rate reset or maturity characteristics of certain assets and liabilities.  Beginning in third quarter 2012, Farmer Mac designated certain interest rate swaps in fair value hedge relationships.  The accrual of the contractual amounts due on these interest rate swaps is included as an adjustment to the yield of the hedged item and is included in interest income. For interest rate swaps not designated in hedge relationships, Farmer Mac records the income or expense related to the accrual of the contractual amounts due in "Gains on financial derivatives and hedging activities" on the consolidated statements of operations.  Farmer Mac includes the accrual of the contractual amounts due for undesignated financial derivatives in its calculation of net effective spread.  For the three months ended June 30, 2013, expenses related to undesignated financial derivatives were $3.1 million (10 basis points), compared to $8.5 million (31 basis points) for the three months ended June 30, 2012. For the six months ended June 30, 2013, expenses related to undesignated financial derivatives were $6.3 million (11 basis points), compared to $18.0 million (33 basis points) for the six months ended June 30, 2012.

Farmer Mac's net interest income and net interest yield for the three months ended June 30, 2013 and 2012 include net expenses of $1.2 million (4 basis points) and $1.8 million (6 basis points), respectively, related to the amortization of premiums and discounts on assets consolidated at fair value. Net interest income and net interest yield for the six months ended June 30, 2013 and 2012 include net expenses related to the amortization of premiums and discounts on assets consolidated at fair value of $2.5 million (4 basis points) and $3.6 million (7 basis points), respectively. These premiums and discounts are being amortized into interest income over the contractual or estimated remaining lives of the underlying assets. Farmer Mac excludes these amounts from net effective spread because they are not expected to have an economic effect on Farmer Mac's financial performance if the assets are held to maturity, as is generally expected.
Prior to first quarter 2013, Farmer Mac excluded yield maintenance payments received upon the payoff of certain borrowers' loans from its calculation of net effective spread. These payments were excluded because the timing and size of the payments varied greatly and variations in these payments were not necessarily indicative of positive or negative trends in Farmer Mac's financial results. Because Farmer Mac generally reinvests these payments, along with the prepaid balance of the underlying loans, in other interest earning assets, Farmer Mac is no longer excluding these payments from its calculation of net effective spread. Yield maintenance payments were immaterial to Farmer Mac's net effective spread for the first six months of 2013.

The following table presents the net effective spread between Farmer Mac's interest-earning assets and its net funding costs.  This spread is measured by including income or expense related to undesignated financial derivatives and excluding the amortization of premiums and discounts on assets consolidated at fair value. Farmer Mac's net effective spread was $26.1 million and $52.3 million for the three and six months ended June 30, 2013, respectively, compared to $27.2 million and $52.8 million, respectively, for the same periods in 2012. In percentage terms, net effective spread for the three and six months ended June 30, 2013 was 0.87 percent and 0.88 percent, respectively, compared to 0.99 percent and 0.97 percent, respectively, for the same periods in 2012. This contraction in net effective spread is primarily attributable to lower rates on loans, Farmer Mac Guaranteed Securities, and USDA Guaranteed Securities, combined with short-term funding rates that did not decline during the first six months of 2013 compared to 2012, as the advantageous short-term funding levels relative to LIBOR available to Farmer Mac in late 2011 and early 2012 have returned to levels more consistent with historical averages. See Note 9 to the consolidated financial statements for more information regarding net effective spread from Farmer Mac's individual business segments.

Table 4

	For the Three Months Ended				For the Six Months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income/yield prior to consolidation of certain trusts	$27,965	0.93%	$34,075	1.24%	$56,156	0.95%	$67,552	1.24%
Expense related to undesignated financial derivatives	(3,142)	(0.10)%	(8,530)	(0.31)%	(6,349)	(0.11)%	(18,033)	(0.33)%
Yield maintenance payments	—	—%	(87)	—%	—	—%	(311)	(0.01)%
Amortization of premiums/discounts on assets consolidated at fair value	1,240	0.04%	1,751	0.06%	2,519	0.04%	3,633	0.07%
Net effective spread	$26,063	0.87%	$27,209	0.99%	$52,326	0.88%	$52,841	0.97%

Release of Allowance for Loan Losses.  During the three and six months ended June 30, 2013, Farmer Mac recorded releases to its allowance for loan losses of $0.5 million and $0.1 million, respectively, and charge-offs of $0.1 million and $3.9 million, respectively, for the same periods. This is compared to net releases of $1.2 million and $0.8 million, respectively, and no charge-offs for the same periods in 2012. The releases recorded during second quarter 2013 were driven primarily by reductions in specific allowances of $0.8 million as two loans previously reserved for were repaid, offset partially by the reclassification of $0.2 million from the reserve for losses to the allowance for loan losses related to purchases of defaulted loans. The charge-offs recorded in the first half of 2013 included a $3.6 million charge-off related to one ethanol loan that transitioned to REO during first quarter 2013 and for which Farmer Mac recorded a partial recovery of $1.1 million upon sale of the property in second quarter 2013. As of June 30, 2013, Farmer Mac's total allowance for loan losses was $7.4 million, compared to $11.4 million as of December 31, 2012.  See "—Risk Management—Credit Risk – Loans."

Release of and Provision for Reserve for Losses.  During the three and six months ended June 30, 2013, Farmer Mac recorded a release to its reserve for losses of $0.2 million and a provision of $0.6 million, respectively, compared to provisions of $1.4 million for both comparable periods in 2012.  The release in second quarter 2013 resulted primarily from the reclassification of the allowance related to purchases of defaulted loans. The provisions recorded in the first six months of 2013 were primarily attributable to increased estimated probable losses inherent in Farmer Mac's non-ethanol related Ag. Storage and Processing loans (e.g., grain elevators and cold storage) due to an enhancement in Farmer Mac's loss methodology that takes into consideration the more developed and specialized nature of these types of properties. As of June 30, 2013, Farmer Mac's reserve for losses was $6.1 million, compared to $5.5 million as of December 31, 2012.  See "—Risk Management—Credit Risk – Loans."

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, were
$6.8 million and $13.4 million, respectively, for the three and six months ended 2013, compared to
$6.1 million and $12.0 million for the same periods in 2012. The increase in guarantee and commitment fees was primarily attributable to new business volume of Farm & Ranch loans placed under LTSPCs throughout 2012 and first half of 2013 and the deconsolidation of $460.3 million of LTSPC securitization trusts in second quarter 2012 because of a change in related party status.

Gains and Losses on Financial Derivatives and Hedging Activities.  Effective July 1, 2012, Farmer Mac designated certain interest rate swaps in fair value hedge relationships. The net effect of unrealized and realized gains and losses on Farmer Mac's financial derivatives and hedging activities for the three and six months ended June 30, 2013 was net gains of $15.0 million and $19.5 million, respectively, compared to net losses of $31.3 million and $24.9 million, respectively, for the same periods in 2012.

The components of gains and losses on financial derivatives and hedging activities for the three and six months ended June 30, 2013 and 2012 are summarized in the following table:

Table 5

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands)
Fair value hedges:
Unrealized gains/(losses) due to fair value changes:
Financial derivatives	$17,535	$—	$23,326	$—
Hedged items	(14,729)	—	(17,867)	—
Gains on hedging activities	2,806	—	5,459	—
No hedge designation:
Unrealized gains/(losses) due to fair value changes	14,149	(21,593)	20,284	(5,923)
Realized:
Expense related to financial derivatives	(3,142)	(8,530)	(6,349)	(18,034)
Gains/(losses) due to terminations or net settlements	1,170	(1,169)	83	(935)
Gains/(losses) on financial derivatives not designated in hedging relationships	12,177	(31,292)	14,018	(24,892)
Gains/(losses) on financial derivatives and hedging activities	$14,983	$(31,292)	$19,477	$(24,892)

Changes in the fair values of Farmer Mac's open derivative positions for both designated and undesignated hedges are captured in the table above in unrealized gains/(losses) due to fair value changes and are primarily the result of fluctuations in long-term interest rates. For financial derivatives designated as fair value hedges, changes in the fair values of the hedged items attributable to the hedged risk are also included in the table above in unrealized gains/(losses) due to fair value changes. The accrual of periodic cash settlements for interest paid or received from Farmer Mac's interest rate swaps that are not designated in hedging relationships is shown as expense related to financial derivatives.  Payments or receipts to terminate derivative positions or net cash settle forward sales contracts on the debt of other GSEs and U.S. Treasury futures that are not designated in hedging relationships are included in gains/(losses) due to terminations or net settlements.

For the three and six months ended June 30, 2013 and 2012, Farmer Mac was a party to interest rate swaps with one related party, Zions First National Bank.  Farmer Mac realized expenses of $0.2 million and
$0.3 million for the three and six months ended June 30, 2013, respectively, related to these interest rate swaps contracts, compared to expenses of $0.3 million and $0.6 million, respectively, in the same periods of 2012.

Losses on Trading Assets.  During the three and six months ended June 30, 2013, Farmer Mac recorded unrealized losses on trading assets of $0.3 million and $0.1 million, respectively, compared to unrealized losses on trading assets of $3.1 million and $2.0 million, respectively, for the same periods in 2012. During both the three and six months ended June 30, 2013, Farmer Mac recorded losses of $0.4 million related to assets selected for the fair value option, compared to losses of $3.1 million and $2.1 million, respectively, for the same periods in 2012. Farmer Mac has not made any fair value option elections since 2008.

Gains on Sale of Available-for-Sale Investment Securities. During the three and six months ended June 30, 2013, Farmer Mac realized gains of $3.1 million compared to no gains in the three months ended June 30, 2012 and immaterial gains in the six months ended June 30, 2012. The gains in 2013 primarily were the result of a sale of a mortgage-backed security from the available-for-sale investment portfolio.

Gains on Sale of Real Estate Owned. During the three and six months ended June 30, 2013, Farmer Mac realized gains of $1.1 million and $1.2 million, respectively, from the sale of real estate owned properties, compared to gains of $0.3 million for the three and six months ended June 30, 2012.

Other Income. Other income totaled $0.9 million and $2.0 million for the three and six months ended June 30, 2013, respectively, compared to $0.8 million and $1.5 million for the same periods in 2012. The increase in other income in the first half of 2013 was primarily attributable to the collection of
$0.4 million in late fees upon final payoff of a defaulted loan. Other income during the three and six months ended June 30, 2013 included the recognition of $0.4 million and $0.7 million, respectively, compared to $0.4 million and $0.8 million, respectively, for the same periods in 2012, of gains previously deferred in accumulated other comprehensive income related to fair value changes of certain available-for-sale securities contributed to Farmer Mac II LLC in 2010.

Compensation and Employee Benefits.  Compensation and employee benefits were $4.6 million and
$9.3 million for the three and six months ended June 30, 2013, respectively, compared to $4.6 million and $9.1 million, respectively, during the same periods in 2012. The increase in compensation and employee benefits was primarily due to increased employee headcount and higher employee health insurance costs.

General and Administrative Expenses.  General and administrative expenses, including legal, audit, and consulting fees, were $2.7 million and $5.6 million for the three and six months ended June 30, 2013, respectively, compared to $2.7 million and $5.4 million, respectively, for the same periods in 2012. The increase in general and administrative expenses was primarily attributable to increased fees paid to executive search and recruiting firms in the first half of 2013 upon the hiring of new employees, including Farmer Mac's new Chief Financial Officer.

Regulatory Fees.  Regulatory fees for both the three and six months ended June 30, 2013 and 2012 were
$0.6 million and $1.2 million, compared to $0.6 million and $1.1 million for the three and six months ended June 30, 2012, respectively. FCA has advised Farmer Mac that its estimated fees for the federal fiscal year ending September 30, 2013 will be $2.4 million, compared to $2.3 million for the federal fiscal year ended September 30, 2012. After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.

Income Tax Expense.  Income tax expense totaled $13.0 million and $21.8 million for the three and six months ended June 30, 2013, respectively, compared to a benefit of $2.6 million and expense of $9.0 million, respectively, for the same periods in 2012.  The increase in income tax expense in second quarter 2013 year-to-date compared to 2012 was due to higher pre-tax income. The consolidated tax benefit of the dividends declared on Farmer Mac II LLC Preferred Stock, which is presented as "Net income attributable to non-controlling interest – preferred stock dividends" on the consolidated statements of operations on a pre-tax basis, was the primary reason Farmer Mac's effective tax rate was lower than the statutory federal rate of 35 percent.

Business Volume.  During second quarter 2013, Farmer Mac added $646.8 million of new business volume. Specifically, Farmer Mac:

•	purchased $226.1 million of newly originated Farm & Ranch loans;

•	added $99.5 million of Farm & Ranch loans under LTSPCs;

•	purchased $200.0 million of Farm & Ranch AgVantage securities;

•	purchased $110.9 million of USDA Guaranteed Securities; and

•	purchased $10.2 million of Rural Utilities loans.

Farmer Mac's outstanding business volume was $13.6 billion as of June 30, 2013, an increase of $0.6 billion from December 31, 2012, as new volume exceeded maturities and principal paydowns on existing program assets during the quarter. The new business volume in second quarter 2013 included $200.0 million of Farm & Ranch AgVantage securities purchased from Rabo Agrifinance Inc, and
$226.1 million of newly originated Farm & Ranch Loans.

The following table sets forth Farm & Ranch, USDA Guarantees, and Rural Utilities loan purchase, LTSPC, and guarantee activities for newly originated and current seasoned loans during the periods indicated:

Table 6

Farmer Mac Loan Purchases, Guarantees, and LTSPCs
	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands)
Farm & Ranch:
Loans	$226,135	$145,423	$386,022	$255,909
LTSPCs	99,504	70,458	266,284	250,095
Farmer Mac Guaranteed Securities - AgVantage	200,000	200,000	300,000	400,000
USDA:
USDA Guaranteed Securities	110,897	160,286	233,084	262,011
Farmer Mac Guaranteed Securities	—	5,327	—	5,327
Rural Utilities:
Loans	10,222	58,286	40,484	82,636
Farmer Mac Guaranteed Securities - AgVantage	—	—	325,000	—
Total purchases, guarantees, and commitments	$646,758	$639,780	$1,550,874	$1,255,978

The purchase price of newly originated and seasoned eligible loans and portfolios, none of which are delinquent at the time of purchase, is the fair value based on current market interest rates and Farmer Mac's target net yield. The purchase price includes an amount to compensate Farmer Mac for credit risk that is similar to the guarantee or commitment fee it receives for assuming credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs.  Based on market conditions, Farmer Mac either retains the loans it purchases or securitizes them and retains or sells Farmer Mac Guaranteed Securities backed by those loans.  Farmer Mac's decision to retain loans it purchases is based on an analysis of the underlying funding costs and resulting net interest income achievable over the lives of the loans.  The weighted-average age of the Farm & Ranch newly originated and current seasoned loans purchased and retained

(excluding the purchases of defaulted loans) during both second quarter 2013 and 2012 was less than six months.  Of those loans, 52 percent and 54 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 14.9 years and 15.0 years, respectively.

During second quarter 2013 and 2012, Farmer Mac securitized loans it purchased and sold the resulting Farmer Mac Guaranteed Securities in the amount of $10.8 million and $8.9 million, respectively.

The following table sets forth information regarding the Farmer Mac Guaranteed Securities issued during the periods indicated:

Table 7

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands)
Loans securitized and sold as Farm & Ranch Guaranteed Securities	$10,849	$8,921	$35,891	$12,301
Farm & Ranch Guaranteed Securities - AgVantage	200,000	200,000	300,000	400,000
Farmer Mac Guaranteed Securities - Rural Utilities AgVantage	—	—	325,000	—
Farmer Mac II Guaranteed Securities	—	5,327	—	5,327
Total Farmer Mac Guaranteed Securities Issuances	$210,849	$214,248	$660,891	$417,628

The following table sets forth information regarding outstanding volume in each of Farmer Mac's three lines of business as of the dates indicated:

Table 8

Outstanding Balance of Loans, Loans Underlying Farmer Mac
Guaranteed Securities and LTSPCs, and USDA Guaranteed Securities
	June 30, 2013	December 31, 2012
	(in thousands)
On-balance sheet:
Farm & Ranch:
Loans	$1,712,902	$1,519,415
Loans held in trusts:
Beneficial interests owned by Farmer Mac	—	39
Beneficial interests owned by third party investors	164,056	160,397
Farmer Mac Guaranteed Securities - AgVantage	3,438,000	3,339,200
USDA Guarantees:
USDA Guaranteed Securities	1,618,860	1,559,683
Farmer Mac Guaranteed Securities	25,339	26,238
Rural Utilities:
Loans	688,153	663,097
Loans held in trusts:
Beneficial interests owned by Farmer Mac	361,767	368,848
Farmer Mac Guaranteed Securities - AgVantage	1,540,271	1,298,506
Total on-balance sheet	$9,549,348	$8,935,423
Off-balance sheet:
Farm & Ranch:
Farmer Mac Guaranteed Securities - AgVantage	$970,000	$970,000
LTSPCs	2,213,462	2,156,068
Farmer Mac Guaranteed Securities	827,069	911,370
USDA Guarantees:
Farmer Mac Guaranteed Securities	22,971	29,658
Rural Utilities:
Farmer Mac Guaranteed Securities - AgVantage	12,668	12,669
Total off-balance sheet	$4,046,170	$4,079,765
Total	$13,595,518	$13,015,188

Of the $13.6 billion outstanding principal balance of volume included in Farmer Mac's three lines of business as of June 30, 2013, $6.0 billion were Farmer Mac Guaranteed Securities structured as AgVantage securities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Unlike business volume in the form of purchased loans, USDA Guaranteed Securities, and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, most of the Farmer Mac Guaranteed Securities structured as AgVantage securities do not pay down principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due.

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, and USDA Guaranteed Securities as of June 30, 2013:

Table 9

Schedule of Principal Amortization of Loans Held, Loans Underlying LTSPCs and
Non-AgVantage Farmer Mac Guaranteed Securities, and USDA Guaranteed Securities
	Loans Held	Loans Underlying Farm & Ranch Guaranteed Securities and LTSPCs	USDA Guaranteed Portions Underlying Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	Total
	(in thousands)
2013	$107,587	$138,326	$138,313	$384,226
2014	485,038	269,808	109,326	864,172
2015	148,189	230,438	134,797	513,424
2016	138,692	222,689	142,703	504,084
2017	135,029	206,223	110,953	452,205
Thereafter	1,912,343	1,973,047	1,031,078	4,916,468
Total	$2,926,878	$3,040,531	$1,667,170	$7,634,579

As of June 30, 2013, the average unpaid balance of loans in Farmer Mac's Farm & Ranch line of business (excluding loans collateralizing AgVantage securities) was $417,000.

The following table summarizes by maturity date the outstanding principal amount of both on- and off-balance sheet AgVantage securities as of June 30, 2013:

Table 10

AgVantage Balances by Year of Maturity
As of
June 30, 2013
(in thousands)
2013	$395,015
2014	1,086,279
2015	676,459
2016	1,279,067
2017	1,328,456
Thereafter (1)	1,195,663
Total	$5,960,939
(1) Includes various maturities ranging from 2018 to 2024.

The weighted-average remaining maturity of the outstanding $6.0 billion of AgVantage securities shown in the table above was 3.3 years as of June 30, 2013.  As a general matter, if maturing AgVantage securities are not replaced by new AgVantage securities, either from the same issuer or from new business, or if the net interest margin earned by Farmer Mac on new AgVantage securities that replace maturing AgVantage securities is lower than the margin earned on the maturing securities, Farmer Mac's income could be adversely affected.

As part of fulfilling its guarantee obligations for Farm & Ranch Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90-days delinquent or in material non-monetary default at the time of purchase, out of the loan pools underlying those securities and LTSPCs, and records the purchased loans as such on its balance sheet.  The purchase price for defaulted loans purchased out of Farm & Ranch Guaranteed Securities is the current outstanding principal balance of the loan plus accrued and unpaid interest.  The purchase price for defaulted loans purchased under an LTSPC is the then-current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loans payable out of any future loan payments or liquidation proceeds as received.  The purchase price of a defaulted loan is not an indicator of the expected loss on that loan; many other factors affect expected loss, if any, on loans so purchased. The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during second quarter 2013 and 2012 was 11.5 years and 4.9 years, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans."

The following table presents Farmer Mac's purchases of defaulted loans underlying Farm & Ranch Guaranteed Securities and LTSPCs for the periods indicated:

Table 11

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands)
Defaulted loans purchased underlying Farm & Ranch Guaranteed Securities owned by third party investors	$5,935	$598	$6,038	$1,327
Defaulted loans purchased underlying LTSPCs	—	2,530	37	2,530
Total loan purchases	$5,935	$3,128	$6,075	$3,857

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

The assets of Farmer Mac II LLC will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.  As of June 30, 2013, Farmer Mac II LLC held assets with a fair value of $1.7 billion, had debt outstanding to Farmer Mac of $352.0 million, had preferred stock outstanding with a liquidation preference of $250.0 million, and had $1.0 billion of common stock outstanding held by Farmer Mac. For more information about the formation and operations of Farmer Mac II LLC and the features of the preferred stock issued by Farmer Mac II LLC in January 2010, see Notes 7 and 9 to the consolidated financial statements.

Outlook

Farmer Mac continues to provide a stable source of liquidity, capital, and risk management tools to help rural lenders meet the financing needs of their customers, and expects to continue to be able to meet future business opportunities as they arise. While the pace of Farmer Mac's growth will be dictated by the capital and liquidity needs of lenders, as well as Farmer Mac's ability to continue to increase its lender network, Farmer Mac foresees opportunities for continued growth in eligible loan assets. More specifically, Farmer Mac believes that its Farm & Ranch and Rural Utilities lines of business have opportunities for growth, driven by several key factors:

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

•	As the overall economy recovers, rural utilities generally may experience an increase in demand for power, which can lead to more investment and borrowing needs in that industry.

Farmer Mac believes that these growth opportunities will be important in replacing income earned on the eligible loan and investment portfolio assets that are scheduled to mature or pay down over the next several years. Maturing AgVantage securities and the scheduled principal amortization of other eligible loan assets are discussed in "—Results of Operations—Business Volume." Farmer Mac also currently owns in its liquidity investment portfolio $78.5 million par amount of preferred stock issued by CoBank that currently pays an 11 percent annual dividend, from which Farmer Mac earns approximately $7.7 million annually in after-tax dividend income. CoBank has the option to call these securities beginning in
October 2014, and Farmer Mac believes it is likely that CoBank will do so. Farmer Mac currently expects to hold these securities until they mature or are called.

Agricultural Sector. The agricultural sector includes many diverse industries that respond in different ways to changes in economic conditions. Those individual industries often are affected differently, sometimes positively and sometimes negatively, by prevailing domestic and global economic factors and regional weather conditions. This results in cycles where one or more industries may be under stress at the same time that others are not. In addition, producers that rely on non-farm sources of income as a significant percentage of overall income may experience stress associated with weakness in the general economy. Agricultural industries are also affected by commodity inventories and their associated market prices, which can vary largely as a result of weather patterns and harvest conditions that may affect supply. Farmer Mac did not experience any measurable impact on the credit quality of its portfolio due to the drought conditions in 2012, and reduced feed grain prices in 2013 appear to have alleviated some pressure on industries that rely on feed grains for production, such as livestock, dairies, and ethanol producers.

Agricultural land values that have increased over the past several years remain elevated, although market indicators suggest that the escalation in land values may be slowing. Agricultural land whose value is closely tied to the price of commodities it produces, such as corn, may see cyclical volatility in future periods as prices of those commodities fluctuate. Increases in interest rates also could put downward pressure on the discounted cash flow values of farmland, which could negatively affect the appraised values of farmland. Farmer Mac continues to closely monitor sector profitability, economic conditions, and agricultural land value trends to tailor underwriting practices to changing conditions. Although Farmer Mac underwrites loans with an emphasis on the borrower's repayment capacity, it is noteworthy that the weighted average original LTV (based on original appraised value that has not been indexed to provide a current market value) for non-AgVantage Farm & Ranch loans was approximately 50 percent as of June 30, 2013 and 52 percent as of December 31, 2012.

Farmer Mac also continues to monitor the establishment and evolution of legislation and regulations that affect farmers, ranchers, and rural lenders. Many existing federal agricultural policies contained in the Farm Bill, including policies affecting crop subsidies, crop insurance, and other aspects of agricultural production are scheduled to expire on September 30, 2013. All of these existing policies continue to be the subject of political debate within the context of proposals to replace the Farm Bill.  Although various legislative initiatives have been introduced in the 113th Congress to modify or extend beyond September 2013 the policies contained in the Farm Bill, Congress has not yet passed any such legislation. Also, budget issues in Congress may affect both the availability of USDA-guaranteed loans for agricultural producers and the ability of USDA to offer services that support agricultural production, such as food safety inspections, during 2013. Farmer Mac will continue to monitor these developments closely.

Farmer Mac's marketing efforts directed towards the Farm & Ranch line of business focus on lenders that have demonstrated a commitment to agricultural lending based on their lending history. Farmer Mac directs its outreach efforts to these lenders through direct personal contact, which is facilitated through Farmer Mac's frequent participation in state and national banking conferences and through partnerships with other members of the Farm Credit System and with the American Bankers Association and the Independent Community Bankers of America. Farmer Mac continues to observe increased demand for its longer-term fixed rate loan products in its Farm & Ranch line of business. Farmer Mac believes that the trend toward longer-term mortgage financing by farmland owners will continue as borrowers consider the likelihood of rising interest rates, and that demand for Farmer Mac's secondary market tools could also increase as rural lenders make more loans and adapt to the changing regulatory environment, which could require lenders to obtain more liquidity and capital.

Farmer Mac continues to monitor developments in the ethanol industry and evaluate their potential impact on the overall performance of Farmer Mac's portfolio. The ethanol industry has experienced many factors over the last several years that have contributed to narrow margins among various producers, such as the elimination of government tax and tariff support, higher corn prices from the drought in 2012, reduced demand for gasoline, and oversupply generally. The ethanol loans in Farmer Mac's portfolio have decreased in recent years both in dollar amount ($113.7 million as of June 30, 2013) and as a percentage of portfolio volume (2.3 percent of the non-AgVantage Farm & Ranch portfolio as of June 30, 2013). As of December 31, 2012 and June 30, 2012, the dollar amount of Farmer Mac's ethanol portfolio was $144.9 million (3.1 percent) and $151.8 million (3.4 percent), respectively. Other than $23.0 million of undisbursed commitments on existing ethanol loans, Farmer Mac does not expect to add additional ethanol loans to its portfolio.

Rural Utilities Industry. Historically, the demand of the rural utilities industry for capital and financing tends to follow the state of the general economy. Continued weakness in the general economy has reduced the demand for rural electric power and, consequently, the need for rural utilities cooperatives to expand. This lower demand within the industry has increased competition for Farmer Mac's customer base from lenders that are not eligible to, or for other reasons do not, participate in Farmer Mac's Rural Utilities program, and is the primary reason for the slow rate of growth in Farmer Mac's rural utilities portfolio over the past few years. Domestic economic indicators continue to show modest growth, and Farmer Mac and industry sources expect that demand for rural utilities loans will increase as the economy eventually strengthens.

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

Balance Sheet Review

Assets.  Total assets as of June 30, 2013 were $12.9 billion, compared to $12.6 billion as of December 31, 2012.  The increase in total assets was driven primarily by a $325.0 million purchase of a Rural Utilities AgVantage security and Farm & Ranch loan purchases.

As of June 30, 2013, Farmer Mac had $650.7 million of cash and cash equivalents and $2.5 billion of investment securities, compared to $785.6 million of cash and cash equivalents and $2.5 billion of investment securities as of December 31, 2012.  As of June 30, 2013, Farmer Mac had $5.1 billion of Farmer Mac Guaranteed Securities, $1.6 billion of USDA Guaranteed Securities, and $2.9 billion of loans, net of allowance. This compares to $4.8 billion of Farmer Mac Guaranteed Securities, $1.6 billion of USDA Guaranteed Securities, and $2.7 billion of loans, net of allowance, as of December 31, 2012.

Liabilities.  Total liabilities increased to $12.3 billion as of June 30, 2013 from $12.0 billion as of December 31, 2012.  The increase in liabilities was primarily due to an increase in notes payable used to purchase program assets.

Equity.  As of June 30, 2013, Farmer Mac had total equity of $602.3 million comprised of stockholders' equity of $360.4 million and non-controlling interest – preferred stock of $241.9 million.  As of December 31, 2012, Farmer Mac had total equity of $593.0 million comprised of stockholders' equity of $351.1 million and non-controlling interest – preferred stock of $241.9 million.  The increase in total equity during the first half of 2013 was the result of increased retained earnings, partially offset by a decrease in accumulated other comprehensive income due to decreases in the fair value of available-for-sale securities. These decreases in the fair value of available-for-sale securities were driven primarily by higher US Treasury rates, resulting in a $30.3 million net decrease in net unrealized losses on available-for-sale USDA Guaranteed Securities in the first half of 2013 as compared to December 31, 2012.

Off-Balance Sheet Arrangements

Farmer Mac offers approved lenders two credit enhancement alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans: (1) LTSPCs, which are available only through the Farm & Ranch and Rural Utilities lines of business; and (2) Farmer Mac Guaranteed Securities, which are available through each of the Farm & Ranch, USDA Guarantees, and Rural Utilities lines of business. For securitization trusts where Farmer Mac is the primary beneficiary, the trust assets and liabilities are included on Farmer Mac's consolidated balance sheet. For the remainder of these transactions, and in the event of deconsolidation, both of these alternatives result in the creation of off-balance sheet obligations for Farmer Mac. See Note 6 to the consolidated financial statements for further information regarding consolidation and Farmer Mac's off-balance sheet business activities.

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

Farmer Mac generally assumes 100 percent of the credit risk on loans held and loans underlying Farm & Ranch Guaranteed Securities, LTSPCs, and Farmer Mac Guaranteed Securities – Rural Utilities. Farmer Mac has direct credit exposure to loans in non-AgVantage transactions and indirect credit exposure to loans that secure AgVantage transactions, which are a type of Farmer Mac Guaranteed Securities that represent a general obligation of a lender secured by qualified loans.  The credit exposure of Farmer Mac and Farmer Mac II LLC on USDA Guaranteed Securities, including those underlying Farmer Mac Guaranteed Securities, is covered by the full faith and credit of the United States.  Farmer Mac believes that Farmer Mac and Farmer Mac II LLC have little or no credit risk exposure in the USDA Guarantees line of business because of the USDA guarantee.  As of June 30, 2013, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any business under the USDA Guarantees line of business and does not expect that Farmer Mac or Farmer Mac II LLC will incur any such losses in the future.

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

Farmer Mac AgVantage securities are general obligations of institutions approved by Farmer Mac and are secured by eligible loans in an amount at least equal to the outstanding principal amount of the security. Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  As such, all AgVantage securities are secured by current loans representing at least 100 percent of the outstanding amount of the security.  As of June 30, 2013, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future. See "—Credit Risk – Institutional" for more information about Farmer Mac's credit risk on AgVantage securities.

Farmer Mac has developed different underwriting standards for rural utilities loans that depend on whether direct or indirect credit exposure is assumed on a loan and whether the borrower is an electric distribution cooperative or a generation and transmission ("G&T") cooperative. As of June 30, 2013, there were no delinquencies in Farmer Mac's portfolio of rural utilities loans, which includes rural utilities loans held and rural utilities loans underlying or securing Farmer Mac Guaranteed Securities – Rural Utilities. Farmer Mac's direct credit exposure to rural utilities loans as of June 30, 2013 was $1.05 billion, of which $1.0 billion were loans to electric distribution cooperatives and $43.6 million were loans to G&T cooperatives. Farmer Mac also had indirect credit exposure to the rural utilities loans securing

Farmer Mac Guaranteed Securities – Rural Utilities structured as AgVantage securities, some of which were secured by loans to G&T cooperatives. For more information, see "—Credit Risk – Institutional."

Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held and loans underlying LTSPCs and Farmer Mac Guaranteed Securities.  The methodology that Farmer Mac uses to determine the level of its allowance for losses is described in Note 8 to the consolidated financial statements included in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 18, 2013.  Management believes that this methodology produces a reasonable estimate of probable losses, as of the balance sheet date, for all loans held and loans underlying Farmer Mac Guaranteed Securities and LTSPCs, in accordance with accounting guidance related to contingencies and measuring impairment of individual loans.

The following table summarizes the changes in the components of Farmer Mac's allowance for losses for the three and six months ended June 30, 2013 and 2012:

Table 12

	June 30, 2013			June 30, 2012
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
For the Three Months Ended:
Beginning Balance	$7,967	$6,285	$14,252	$10,581	$7,385	$17,966
(Release of)/provision for losses	(529)	(175)	(704)	(1,220)	1,394	174
Charge-offs	(70)	—	(70)	—	—	—
Ending Balance	$7,368	$6,110	$13,478	$9,361	$8,779	$18,140

For the Six Months Ended:
Beginning Balance	$11,351	$5,539	$16,890	$10,161	$7,355	$17,516
(Release of)/provision for losses	(99)	571	472	(800)	1,424	624
Charge-offs	(3,884)	—	(3,884)	—	—	—
Ending Balance	$7,368	$6,110	$13,478	$9,361	$8,779	$18,140

Activity affecting the allowance for losses is discussed in "—Results of Operations—Income Statement Analysis." As of June 30, 2013, Farmer Mac's allowance for losses totaled $13.5 million, or 27 basis points, of the outstanding principal balance of loans held and loans underlying LTSPCs and Farm & Ranch Guaranteed Securities (excluding AgVantage securities), compared to $16.9 million, or 36 basis points, as of December 31, 2012 and $18.1 million or 41 basis points as of June 30, 2012.

As of June 30, 2013, Farmer Mac's 90-day delinquencies were $33.9 million (0.69 percent of the non-AgVantage Farm & Ranch portfolio), compared to $33.3 million (0.70 percent of the non-AgVantage Farm & Ranch portfolio) as of December 31, 2012, and $47.0 million (1.07 percent of the non-AgVantage Farm & Ranch portfolio) as of June 30, 2012. When analyzing the overall risk profile of its program business, Farmer Mac takes into account more than the Farm & Ranch loan delinquency percentages provided above. The total program business includes AgVantage securities and rural utilities loans, neither of which have any delinquencies, and USDA Guaranteed Securities, which are backed by the full faith and credit of the United States. Across all of Farmer Mac's lines of business, 90-day delinquencies represented 0.25 percent of total program business as of June 30, 2013, compared to 0.26 percent of total program business as of December 31, 2012 and 0.38 percent as of June 30, 2012.

As of June 30, 2013, Farmer Mac's ethanol exposure, which includes loans held, loans subject to LTSPCs was $113.7 million (2.3 percent of the non-AgVantage Farm & Ranch portfolio) on 21 different plants, with an additional $23.0 million of undisbursed commitments.  Other than the undisbursed commitments, Farmer Mac does not expect to add additional ethanol loans to its portfolio. As of June 30, 2013, Farmer Mac had no ethanol loans that were 90-days delinquent. For more information about the conditions facing ethanol producers, see "—Outlook."

The following table presents historical information regarding Farmer Mac's 90-day delinquencies in the Farm & Ranch line of business compared to the principal balance of all Farm & Ranch loans held and loans underlying Farm & Ranch Guaranteed Securities (excluding AgVantage securities) and LTSPCs:

Table 13

	Outstanding Loans, Guarantees, and LTSPCs (1)	90-day Delinquencies	Percentage
	(dollars in thousands)
As of:
June 30, 2013	$4,917,489	$33,922	0.69%
March 31, 2013	4,782,609	39,663	0.83%
December 31, 2012	4,747,289	33,263	0.70%
September 30, 2012	4,402,957	40,797	0.93%
June 30, 2012	4,403,212	47,026	1.07%
March 31, 2012	4,372,483	53,119	1.21%
December 31, 2011	4,349,163	40,622	0.93%
September 30, 2011	4,381,264	44,848	1.02%
June 30, 2011	4,315,987	54,633	1.27%

(1)	Excludes loans pledged to secure AgVantage securities.

The 90-day delinquency measure includes loans 90 days or more past due as well as loans in foreclosure, loans restructured after delinquency, and non-performing loans where the borrower is in bankruptcy.

As of June 30, 2013, Farmer Mac individually analyzed $41.9 million of the $95.3 million of recorded investment in impaired loans for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values. For the remaining $53.4 million of impaired assets for which updated valuations were not available, Farmer Mac evaluated them in the aggregate in consideration of their similar risk characteristics and historical statistics. Farmer Mac recorded specific allowances of $2.5 million for undercollateralized assets as of June 30, 2013. Farmer Mac's non-specific or general allowances were $11.0 million as of June 30, 2013.

Loans in the Farm & Ranch line of business are all first mortgage agricultural real estate loans. Accordingly, Farmer Mac's exposure on a loan is limited to the difference between (1) the total of the accrued interest, advances, and the principal balance of a loan and (2) the value of the property less the cost to sell. Measurement of that excess or shortfall is the best predictor and determinant of loss, compared to other measures that evaluate the efficiency of a particular farm operator.  Debt service ratios depend upon farm operator efficiency and leverage, which can vary widely within a geographic region, commodity type, or an operator's business and farming skills.  Original LTVs are one of many factors Farmer Mac considers in evaluating loss severity and are calculated by dividing the loan principal balance at the time of guarantee, purchase or commitment by the appraised value at the date of loan origination or, when available, updated appraised value at the time of guarantee, purchase or commitment.  Other factors include, but are not limited to, other underwriting standards, commodity and farming forecasts, and regional economic and agricultural conditions.

LTVs depend upon the market value of a property, as determined in accordance with Farmer Mac's collateral valuation standards.  As of June 30, 2013, the weighted-average original LTV for Farm & Ranch loans held and loans underlying LTSPCs and Farm & Ranch Guaranteed Securities (excluding AgVantage securities) was 50 percent, and the weighted-average original LTV for all 90-day delinquencies was 44 percent.

The following table presents outstanding Farm & Ranch loans held and loans underlying LTSPCs and Farm & Ranch Guaranteed Securities (excluding AgVantage securities) and 90-day delinquencies as of June 30, 2013 by year of origination, geographic region, commodity/collateral type, and original LTV:

Table 14

Farm & Ranch 90-Day Delinquencies as of June 30, 2013
	Distribution of Outstanding Loans, Guarantees, and LTSPCs	Outstanding Loans, Guarantees, and LTSPCs (1)		90-Day Delinquencies (2)	Percentage
	(dollars in thousands)
By year of origination:
Before 2001	8%	$400,068		$4,467	1.12%
2001	3%	133,057		2,405	1.81%
2002	3%	169,238		662	0.39%
2003	4%	200,129		2,873	1.44%
2004	5%	227,925		479	0.21%
2005	6%	294,248		1,050	0.36%
2006	7%	330,711		8,406	2.54%
2007	6%	280,852		7,139	2.54%
2008	7%	365,490		474	0.13%
2009	5%	257,956		182	0.07%
2010	8%	392,905		2,551	0.65%
2011	10%	500,182		3,234	0.65%
2012	18%	862,457		—	—%
2013	10%	502,271		—	—%
Total	100%	$4,917,489		$33,922	0.69%
By geographic region (3):
Northwest	10%	$474,848		$2,239	0.47%
Southwest	36%	1,756,072		11,319	0.64%
Mid-North	31%	1,516,086		4,992	0.33%
Mid-South	12%	594,176		3,379	0.57%
Northeast	5%	242,596		1,064	0.44%
Southeast	6%	333,711		10,929	3.27%
Total	100%	$4,917,489		$33,922	0.69%
By commodity/collateral type:
Crops	49%	$2,400,229		$7,939	0.33%
Permanent plantings	18%	886,334		16,217	1.83%
Livestock	25%	1,240,610		6,229	0.50%
Part-time farm	4%	178,261		3,418	1.92%
Ag. Storage and processing (including ethanol facilities)	4%	201,180		—	—%
Other	—	10,875		119	1.09%
Total	100%	$4,917,489		$33,922	0.69%
By original loan-to-value ratio:
0.00% to 40.00%	26%	$1,265,037		$11,703	0.93%
40.01% to 50.00%	20%	997,333		13,938	1.40%
50.01% to 60.00%	28%	1,374,718		2,956	0.22%
60.01% to 70.00%	23%	1,121,641		4,306	0.38%
70.01% to 80.00%	2%	116,567	(4)	902	0.77%
80.01% to 90.00%	1%	42,193	(4)	117	0.28%
Total	100%	$4,917,489		$33,922	0.69%

(1)	Excludes loans pledged to secure AgVantage securities.

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

(4)	Primarily part-time farm loans.

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Farm & Ranch loans purchased and loans underlying LTSPCs and Farm & Ranch Guaranteed Securities (excluding AgVantage securities) as of June 30, 2013 by year of origination, geographic region, and commodity/collateral type.  The purpose of this information is to present information regarding losses relative to original Farm & Ranch purchases, guarantees, and commitments.

Table 15

Farm & Ranch Credit Losses Relative to Cumulative
Original Loans, Guarantees, and LTSPCs as of June 30, 2013
	Cumulative Original Loans, Guarantees and LTSPCs (1)	Cumulative Net Credit Losses	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
Before 2001	$7,363,009	$11,032	0.15%
2001	1,155,849	178	0.02%
2002	1,190,695	89	0.01%
2003	1,012,562	404	0.04%
2004	743,447	290	0.04%
2005	895,057	(219)	(0.02)%
2006	928,393	9,482	1.02%
2007	702,524	4,446	0.63%
2008	790,056	3,236	0.41%
2009	507,980	1,508	0.30%
2010	611,143	—	—%
2011	674,887	—	—%
2012	971,352	—	—%
2013	522,777	—	—%
Total	$18,069,731	$30,446	0.17%
By geographic region (2):
Northwest	$2,440,786	$7,402	0.30%
Southwest	6,584,090	9,031	0.14%
Mid-North	4,104,549	12,965	0.32%
Mid-South	1,976,975	(337)	(0.02)%
Northeast	1,484,787	83	0.01%
Southeast	1,478,544	1,302	0.09%
Total	$18,069,731	$30,446	0.17%
By commodity/collateral type:
Crops	$7,762,379	$4,295	0.06%
Permanent plantings	3,789,767	9,377	0.25%
Livestock	4,661,833	3,885	0.08%
Part-time farm	1,048,707	877	0.08%
Ag. Storage and processing (including ethanol facilities) (3)	659,342	12,012	1.82%
Other	147,703	—	—%
Total	$18,069,731	$30,446	0.17%

(1)	Excludes loans pledged to secure AgVantage securities.

(2)
Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

(3)
Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction and, as of June 30, 2013, approximately $23.0 million of the loans were not yet disbursed by the lender.

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

The following tables present concentrations of Farm & Ranch loans held and loans underlying LTSPCs and Farm & Ranch Guaranteed Securities (excluding AgVantage securities) by commodity type within geographic region and cumulative credit losses by origination year and commodity type:

Table 16

	June 30, 2013
	Farm & Ranch Concentrations by Commodity Type within Geographic Region
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(dollars in thousands)
By geographic region (1):
Northwest	$245,839	$84,673	$119,276	$13,070	$11,990	$—	$474,848
	6%	2%	2%	—%	—%	—%	10%
Southwest	514,394	639,906	542,931	39,510	17,111	2,220	1,756,072
	11%	12%	11%	2%	—%	—%	36%
Mid-North	1,152,343	26,142	169,390	14,529	146,914	6,768	1,516,086
	23%	1%	4%	—%	3%	—%	31%
Mid-South	355,283	13,417	191,800	29,330	3,646	700	594,176
	7%	—%	4%	1%	—%	—%	12%
Northeast	68,292	28,947	70,601	59,799	14,752	205	242,596
	1%	1%	1%	1%	1%	—%	5%
Southeast	64,078	93,249	146,612	22,023	6,767	982	333,711
	1%	2%	3%	—%	—%	—%	6%
Total	$2,400,229	$886,334	$1,240,610	$178,261	$201,180	$10,875	$4,917,489
	49%	18%	25%	4%	4%	—%	100%

(1)
Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Table 17

	June 30, 2013
	Cumulative Credit Losses/(Recoveries) by Origination Year and Commodity Type
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Total
	(in thousands)
By year of origination:
1994 and Prior	$4	$—	$—	$—	$—	$4
1995	273	(79)	(107)	—	—	87
1996	(721)	2,296	(73)	—	—	1,502
1997	(397)	2,785	(131)	—	—	2,257
1998	(438)	1,848	1,781	—	—	3,191
1999	(108)	723	158	296	—	1,069
2000	7	1,907	1,049	(41)	—	2,922
2001	45	1	132	—	—	178
2002	—	—	—	89	—	89
2003	363	—	—	41	—	404
2004	—	—	188	102	—	290
2005	(87)	(263)	—	131	—	(219)
2006	1,684	—	40	70	7,688	9,482
2007	957	11	779	189	2,510	4,446
2008	2,615	—	—	—	621	3,236
2009	98	148	69	—	1,193	1,508
2010	—	—	—	—	—	—
2011	—	—	—	—	—	—
2012	—	—	—	—	—	—
2013	—	—	—	—	—	—
Total	$4,295	$9,377	$3,885	$877	$12,012	$30,446

In Farmer Mac's experience, the degree to which the collateral is specialized or highly improved, such as permanent plantings and facilities, is a more significant determinant of the probability of ultimate losses on a given loan than geographic location. The versatility of a borrower's operation (and in the case of persisting adverse economic conditions, the borrower's ability to switch commodity groups) will more likely result in profitability for the borrower and, consequently, a lower risk of decreased value for the underlying collateral. However, producers of agricultural commodities that require specialized or highly improved property are less able to adapt their operations when faced with adverse economic conditions. If adverse economic conditions persist for these commodities, not only might the borrower face a higher risk of default, but also the prospective sale value of the collateral is more likely to decrease and the related loan may become undercollateralized.  This analysis is consistent with corresponding commodity analyses, which indicate that Farmer Mac has experienced higher loss and collateral deficiency rates in its loans classified as permanent plantings as well as Ag. Storage and Processing loans (including Farmer Mac's exposure to loans on ethanol plants) for which the collateral is typically highly improved and specialized. See "—Outlook."

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

Each AgVantage security is a general obligation of an issuing institution that is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security, with some level of overcollateralization also required for AgVantage securities secured by Farm & Ranch loans.  Farmer Mac approves AgVantage counterparties and manages institutional credit risk related to those AgVantage counterparties by requiring them to meet Farmer Mac's standards for creditworthiness.  The required collateralization level is established at the time of issuance and does not change during the life of the security.  In AgVantage transactions, the corporate obligor is required to remove from the pool of pledged collateral any loan that becomes more than 30 days delinquent in the payment of principal or interest and to substitute an eligible loan that is current in payment to maintain the minimum required collateralization level.  In the event of a default on the general obligation, Farmer Mac would have recourse to the pledged collateral and have rights to the ongoing borrower payments of principal and interest. For a more detailed description of AgVantage securities, see "Business—Farmer Mac Lines of Business—Farm & Ranch—AgVantage Securities" in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013.

The unpaid principal balance of outstanding AgVantage on-balance sheet Farm & Ranch Guaranteed Securities totaled $3.4 billion as of June 30, 2013 and $3.3 billion as of December 31, 2012. The unpaid principal balance of Farmer Mac Guaranteed Securities – Rural Utilities structured as AgVantage transactions issued by CFC and held by Farmer Mac totaled $1.5 billion as of June 30, 2013 and $1.3 billion as of December 31, 2012. In addition, the unpaid principal balance of outstanding off-balance sheet AgVantage transactions totaled $1.0 billion as of both June 30, 2013 and December 31, 2012.

The following table provides information about the issuers of AgVantage securities, as well as the required collateralization levels for those transactions as of June 30, 2013 and December 31, 2012:

Table 18

	June 30, 2013			December 31, 2012
Counterparty	Balance	Credit Rating	Required Collateralization	Balance	Credit Rating	Required Collateralization
	(dollars in thousands)
MetLife(1)	$2,750,000	AA-	103%	$2,750,000	AA-	103%
CFC	1,552,939	A	100%	1,311,175	A	100%
Rabo Agrifinance, Inc.	1,600,000	N/A	106%	1,500,000	N/A	106%
Rabobank N.A.	50,000	N/A	106%	50,000	N/A	106%
Other(2)	8,000	N/A	111% to 120%	9,200	N/A	111% to 120%
Total outstanding	$5,960,939			$5,620,375

(1)	Includes securities issued by Metropolitan Life Insurance Company and MetLife Insurance Company of Connecticut.

(2)	Consists of AgVantage securities issued by 3 different issuers as of June 30, 2013 and 4 different issuers as of December 31, 2012.

Farmer Mac manages institutional credit risk related to lenders and servicers by requiring those institutions to meet Farmer Mac's standards for creditworthiness.  Farmer Mac monitors the financial condition of those institutions by evaluating financial statements and bank credit rating agency reports.  For more information on Farmer Mac's approval of lenders, see "Business—Farmer Mac Lines of Business—Farm & Ranch—Approved Lenders" and "Business—Farmer Mac Lines of Business—Farm & Ranch—Servicers" in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013. Credit risk related to interest rate swap contracts is discussed in "—Risk Management—Interest Rate Risk" and Note 4 to the consolidated financial statements.

Farmer Mac manages institutional credit risk related to its interest rate swap counterparties through collateralization provisions contained in each of its swap agreements that varies based on the market value of its swaps portfolio with each counterparty. In addition, Farmer Mac transacts interest rate swaps with multiple counterparties to ensure a more even distribution of institutional credit risk related to its swap transactions. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), mandatory clearing of certain interest rate derivative transactions became effective for Farmer Mac during second quarter 2013. Farmer Mac expects to be able to use the clearing process for cleared swap transactions as another mechanism for managing its derivative counterparty risk.

Credit Risk – Other Investments. As of June 30, 2013, Farmer Mac had $650.7 million of cash and cash equivalents and $2.5 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's own policies and FCA regulations, which establish limitations on dollar amount, issuer concentration, and credit quality. Those regulations can be found at 12 C.F.R. §§ 652.1-652.45 (the "Liquidity and Investment Regulations"). In addition to establishing a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize Farmer Mac's exposure to financial market volatility, preserve capital, and support Farmer Mac's access to the debt markets.

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

FCA's Liquidity and Investment Regulations and Farmer Mac's policies also establish concentration limits, which are intended to limit exposure to any one counterparty. FCA's Liquidity and Investment Regulations limit Farmer Mac's total credit exposure to any single issuer of securities and uncollateralized financial derivatives to 25 percent of Farmer Mac's regulatory capital (as of June 30, 2013,
25 percent of Farmer Mac's regulatory capital was $144.3 million). This limitation is not applied to the obligations of the United States or to qualified investment funds. The limitation applied to the obligations of any GSE is 100 percent of Farmer Mac's regulatory capital. Farmer Mac's policy applicable to new investments limits Farmer Mac's total exposure to any single issuer of securities (other than GSEs and

Government Agencies) and uncollateralized financial derivatives to 5 percent of Farmer Mac's regulatory capital. For more information on recent and proposed changes to the Liquidity and Investment Regulations, see "—Regulatory Matters."

Interest Rate Risk.  Farmer Mac is subject to interest rate risk on all assets retained on balance sheet because of possible timing differences in the cash flows of the assets and related liabilities.  This risk is primarily related to loans held and Farmer Mac Guaranteed Securities and USDA Guaranteed Securities due to the ability of borrowers to prepay their mortgages before the scheduled maturities, thereby increasing the risk of asset and liability cash flow mismatches.  Cash flow mismatches in a changing interest rate environment can reduce the earnings of Farmer Mac if assets repay sooner than expected and the resulting cash flows must be reinvested in lower-yielding investments when Farmer Mac's funding costs cannot be correspondingly reduced, or if assets repay more slowly than expected and the associated debt must be replaced by higher-cost debt.

Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage and rural utilities loans reduce, but do not eliminate, prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected.  Those provisions require borrowers to make an additional payment when they prepay their loans so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid.  Those provisions create a disincentive to prepayment and compensate Farmer Mac for some of its interest rate risks.  As of June 30, 2013, 4 percent of the total outstanding balance of loans in the Farm & Ranch line of business where Farmer Mac either owned the loan or the beneficial interest in the underlying loan had yield maintenance provisions and 3 percent had other forms of prepayment protection (together covering 8 percent of all loans with fixed interest rates).  Of the Farm & Ranch loans purchased in second quarter 2013, none had yield maintenance or another form of prepayment protection. As of June 30, 2013, none of the USDA Guaranteed Securities had yield maintenance provisions; however, 8 percent contained prepayment penalties.  Of the USDA Guaranteed Securities purchased in second quarter 2013, 8 percent contained various forms of prepayment penalties.  As of June 30, 2013, 67 percent of the rural utilities loans owned by Farmer Mac had yield maintenance provisions.  Of the rural utilities loans purchased in second quarter 2013, 31 percent had yield maintenance provisions.  As of June 30, 2013, substantially all of the rural utilities loans held in trusts where Farmer Mac owned the beneficial interest in the underlying loan had yield maintenance provisions.

Taking into consideration the prepayment provisions and the default probabilities associated with its loan assets, Farmer Mac uses prepayment models to project and value cash flows associated with these assets.  Because borrowers' behaviors in various interest rate environments may change over time, Farmer Mac periodically evaluates the effectiveness of these models compared to actual prepayment experience and adjusts and refines the models as necessary to improve the precision of subsequent prepayment forecasts.

The goal of interest rate risk management at Farmer Mac is to create and maintain a portfolio that generates stable earnings and value across a variety of interest rate environments. Farmer Mac's primary strategy for managing interest rate risk is to fund asset purchases with liabilities that have similar duration and cash flow characteristics so that they will perform similarly as interest rates change. To match these characteristics, Farmer Mac issues discount notes and both callable and non-callable medium-term notes across a spectrum of maturities. Farmer Mac issues callable debt to offset the prepayment risk associated with some loans. By using a blend of liabilities that includes callable debt, the interest rate sensitivities of the liabilities tend to increase or decrease as interest rates change in a manner similar to changes in the interest rate sensitivities of the assets. Farmer Mac also uses financial derivatives to better match the durations of Farmer Mac's assets and liabilities, thereby reducing overall interest rate sensitivity.

Farmer Mac's $650.7 million of cash and cash equivalents mature within three months and are funded with discount notes having similar maturities. As of June 30, 2013, $2.3 billion of the $2.5 billion of investment securities (92 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year. Those securities are funded with effectively floating rate debt that closely matches the rate adjustment dates of the associated investments. As of June 30, 2013, Farmer Mac had outstanding discount notes of $4.6 billion, medium-term notes that mature within one year of $2.2 billion and medium-term notes that mature after one year of $5.2 billion.

Farmer Mac's purchases of eligible loan assets expose Farmer Mac to interest rate risk arising primarily from uncertainty as to when the borrowers will repay the outstanding principal balance on the related loans. Generally, the values of Farmer Mac's eligible loan assets, and the debt issued to fund these assets, increase when interest rates decline, and their values decrease as interest rates rise. Furthermore, changes in interest rates may affect loan prepayment rates which may, in turn, affect durations and values of the loans. Declining interest rates generally increase prepayment rates, which shortens the duration of these assets, while rising interest rates tend to slow loan prepayments, thereby extending the duration of the loans.

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

Farmer Mac uses a variety of metrics to quantify and manage its interest rate risk. These metrics include sensitivity to interest rate movements of market value of equity ("MVE") and net interest income ("NII") as well as duration gap analysis. MVE represents management's estimate of the present value of all future cash flows from on- and off-balance sheet assets, liabilities, and financial derivatives, discounted at current interest rates and appropriate spreads. However, MVE is not indicative of the market value of Farmer Mac as a going concern because these market values are theoretical and do not reflect future business activities. MVE sensitivity analysis is used to measure the degree to which the market values of Farmer Mac's assets and liabilities change for a given change in interest rates. Because this analysis evaluates the impact of interest rate movements on the value of all future cash flows, this measure provides an evaluation of Farmer Mac's long-term interest rate risk.

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

Each of the metrics is produced using asset/liability models and is derived based on management's best estimates of such factors as projected interest rates, interest rate volatility, and prepayment speeds. Accordingly, these metrics should be understood as estimates rather than precise measurements. In addition, actual results may differ to the extent there are material changes to Farmer Mac's book of business or changes in strategies undertaken to mitigate unfavorable sensitivities to interest rate changes.

The following schedule summarizes the results of Farmer Mac's MVE and NII sensitivity analysis as of June 30, 2013 and December 31, 2012 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

Table 19

	Percentage Change in MVE from Base Case
Interest Rate Scenario	June 30, 2013	December 31, 2012
+100 basis points	(1.4)%	4.8%
-25 basis points	(0.5)%	(2.2)%

	Percentage Change in NII from Base Case
Interest Rate Scenario	June 30, 2013	December 31, 2012
+100 basis points	2.6%	(0.4)%
-25 basis points	(6.9)%	(6.2)%

Farmer Mac's board of directors has established policies and procedures regarding MVE and NII sensitivity. These policies include the measurement of MVE and NII sensitivity to more severe decreasing interest rate scenarios that are consistent in magnitude with the increasing interest rate scenarios. However, given the low interest rate environment, such rate scenarios produce negative interest rates, and, as a result, do not produce results that are meaningful. Consequently, Farmer Mac measures and reports MVE and NII sensitivity to a down 25 basis point interest rate shock.

As of June 30, 2013, Farmer Mac's effective duration gap was minus 0.4 months, compared to minus 2.4 months as of December 31, 2012.  Longer-term interest rates increased significantly and the yield curves steepened during the second quarter of 2013. This sharp rate movement lengthened the duration of Farmer Mac's assets relative to its liabilities, thereby reducing Farmer Mac's duration gap and its overall interest rate sensitivity. Farmer Mac's interest rate sensitivity remains relatively low and at manageable levels.

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

As of June 30, 2013, Farmer Mac had $6.7 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to twenty-five years, of which $1.7 billion were pay-fixed interest rate swaps, $4.5 billion were receive-fixed interest rate swaps, and $0.5 billion were basis swaps.

Farmer Mac enters into interest rate swap contracts to adjust the characteristics of its debt to match more closely the cash flow and duration characteristics of its loans and other assets, thereby reducing interest rate risk and often times deriving an overall lower effective cost of borrowing than would otherwise be available to Farmer Mac in the conventional debt market.  Specifically, interest rate swaps convert the variable cash flows related to the forecasted issuance of short-term debt into effectively fixed rate medium-term notes that match the anticipated duration and interest rate characteristics of the corresponding assets.  Farmer Mac evaluates the overall cost of using the swap market as a funding alternative and uses interest rate swaps to manage specific interest rate risks for specific transactions. Certain financial derivatives are designated as fair value hedges of fixed rate assets classified as available-for-sale to protect against fair value changes in the assets related to a benchmark interest rate (i.e., LIBOR).

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

As discussed in Note 4 to the consolidated financial statements, all financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Changes in the fair values of financial derivatives are reported in "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in fair value hedging relationships, changes in the fair values of the hedged items related to the risk being hedged are also reported in "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations. Farmer Mac currently has no financial derivatives designated in cash flow hedging relationships.  All of Farmer Mac's financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty.  As of June 30, 2013, Farmer Mac had uncollateralized net exposures of $2.3 million to three counterparties. As of December 31, 2012, Farmer Mac had uncollateralized net exposures of $0.8 million to three counterparties.

Liquidity and Capital Resources

Farmer Mac regularly accesses the capital markets for liquidity, and Farmer Mac has maintained access to the capital markets at favorable rates throughout 2012 and the first half of 2013. Assuming continued access to the capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac also has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets. That plan involves borrowing through repurchase agreement arrangements and the sale of liquid assets. In accordance with the calculation prescribed by FCA regulations, Farmer Mac is required to maintain a minimum of 60 days of liquidity and targets 90 days of liquidity. In accordance with the methodology prescribed by those regulations, Farmer Mac maintained an average of 183 days of liquidity during second quarter 2013 and had 178 days of liquidity as of June 30, 2013.

Debt Issuance.  Farmer Mac funds its purchases of eligible loan assets and investment assets primarily by issuing debt obligations of various maturities through a network of dealers in the public capital markets.  Farmer Mac works to enhance its funding operations by conducting extensive debt investor relations initiatives, including conducting non-deal roadshows with institutional investors; making periodic dealer sales force presentations; and speaking at numerous fixed income investors conferences throughout the United States. Debt obligations issued by Farmer Mac include discount notes and fixed and floating rate medium-term notes, including callable notes. Farmer Mac also issues discount notes and medium-term notes to obtain funds to finance investment activities, transaction costs, guarantee payments, and LTSPC purchase obligations.

Farmer Mac's board of directors has authorized the issuance of up to $15.0 billion of discount notes and medium-term notes (of which $12.0 billion was outstanding as of June 30, 2013), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac invests the proceeds of its debt issuances in purchases of loans, Farmer Mac Guaranteed Securities, and investment assets in accordance with policies established by its board of directors and subject to regulations established by FCA. Farmer Mac's borrowing costs remained at favorable levels during second quarter 2013, although the advantageous short-term funding levels relative to LIBOR available to Farmer Mac in late 2011 and early 2012 have returned to levels more consistent with historical averages.

Liquidity.  The funding and liquidity needs of Farmer Mac's lines of business are driven by the purchase and retention of eligible loans, USDA Guaranteed Securities, and Farmer Mac Guaranteed Securities; the maturities of Farmer Mac's discount notes and medium-term notes; and payment of principal and interest on Farmer Mac Guaranteed Securities.  Farmer Mac's primary sources of funds to meet these needs are the proceeds of its debt issuances, fees for its guarantees and commitments, net effective spread, loan repayments, and maturities of AgVantage securities.

Farmer Mac may use a combination of pay-fixed interest rate swaps and receive-fixed interest rate swaps to mitigate its exposure to interest rate risk and monitors the effects of actual and potential fair value changes on its regulatory capital surplus. From time to time, Farmer Mac uses pay-fixed interest rate swaps, combined with a planned series of discount note or short-term floating rate medium term note issuances, as an alternative source of effectively fixed rate funding. While the swap market may provide favorable effectively fixed rates, interest rate swap transactions expose Farmer Mac to the risk of future variability of its own issuance spreads versus corresponding LIBOR rates. If the spreads on the Farmer Mac discount notes or short-term floating rate medium term notes were to deteriorate relative to LIBOR, Farmer Mac would be exposed to a commensurate reduction on its net interest yield on the notional amount of its pay-fixed interest rate swaps and its LIBOR-based floating rate assets. Conversely, if the rates on the Farmer Mac discount notes or short-term floating rate medium term notes were to improve relative to LIBOR, Farmer Mac would benefit from a commensurate increase on its net interest yield on the notional amount of its pay-fixed interest rate swaps and its LIBOR-based floating rate assets.

Farmer Mac maintains cash, cash equivalents (including U.S. Treasury securities and other short-term money market instruments), and other investment securities that can be drawn upon for liquidity needs.  The following table presents these assets as of June 30, 2013 and December 31, 2012:

Table 20

	June 30, 2013	December 31, 2012
	(in thousands)
Cash and cash equivalents	$650,723	$785,564
Investment securities:
Guaranteed by U.S. Government and its agencies	1,254,310	1,377,870
Guaranteed by GSEs	768,832	755,991
Preferred stock issued by GSEs	86,889	87,086
Corporate debt securities	188,442	129,179
Asset-backed securities principally backed by Government-guaranteed student loans	158,443	149,503
Total	$3,107,639	$3,285,193

Farmer Mac's asset-backed investment securities include callable, highly rated auction-rate certificates ("ARCs"), the interest rates on which are reset through an auction process, most commonly at intervals of 28 days, or at formula-based floating rates as set forth in the related transaction documents in the event of a failed auction.  These formula-based floating rates, which may at times reset to zero, are intended to preserve the underlying principal balance of the securities and avoid overall cash shortfalls.  Accordingly, payments of accrued interest may be delayed and are ultimately subject to cash availability. Beginning in mid-February 2008, there were widespread failures of the auction mechanism designed to provide regular liquidity to these types of securities.  Consequently, Farmer Mac has not sold any of its ARCs into the auctions since that time.  All ARCs held by Farmer Mac are collateralized entirely by pools of Federal Family Education Loan Program ("FFELP") guaranteed student loans that are backed by the full faith and credit of the United States.  Farmer Mac continues to believe that the credit quality of these securities is high, based on the underlying collateralization and the securities' ratings.  To date, Farmer Mac has received all interest due on ARCs it holds and expects to continue to do so. Farmer Mac does not believe that the auction failures will affect Farmer Mac's liquidity or its ability to fund its operations or make dividend payments.  All ARCs held by Farmer Mac are callable by the issuers at par at any time.

Farmer Mac held $65.1 million of ARCs as of June 30, 2013, compared to $63.2 million of ARCs as of December 31, 2012.  As of June 30, 2013, Farmer Mac's carrying value of its ARCs was 88 percent of par.  The discounted carrying value reflects uncertainty regarding the ability to obtain par in the absence of any active market trading. See Note 8 for more information on the carrying value of ARCs.

Capital Requirements.  See Note 7 to the consolidated financial statements for more information about Farmer Mac's capital position.

Regulatory Matters

The Dodd-Frank Act contains a variety of provisions designed to regulate financial markets. Certain provisions of the Dodd-Frank Act, including those regarding derivatives, corporate governance, and executive compensation, apply to Farmer Mac. Rules for mandatory clearing of many interest rate derivatives under the Dodd-Frank Act went into effect for Farmer Mac during second quarter 2013, and Farmer Mac estimates that the majority of its derivatives executed in the future will be subject to mandatory clearing. Farmer Mac does not expect that any of the final rules that have been passed or that are anticipated to be passed under the Dodd-Frank Act, including those related to clearing of derivatives, will have a material effect on Farmer Mac's business activities and operations or financial condition. Farmer Mac will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act and expects to be able to adapt successfully to any new applicable legislative and regulatory requirements.

On November 5, 2012, FCA published in the Federal Register a final rule addressing investment management changes to the Liquidity and Investment Regulations, including requirements for due diligence and stress testing of investment assets and interest rate risk management. The final rule also streamlines the process for handling investments that fail to meet eligibility criteria after purchase and modifies the permissible purposes of Farmer Mac’s liquidity investments to include FCA-approved investments that would complement Farmer Mac’s program activities. The final rule was effective December 31, 2012. Farmer Mac does not expect its compliance with the final rule to have a material effect on its liquidity or operations. FCA has indicated that it intends to issue additional final rules addressing changes to the Liquidity and Investment Regulations relating to liquidity management and investment eligibility that had been included in a proposed rule published in the Federal Register on November 18, 2011. On May 8, 2013, FCA re-opened the comment period on the portion of the proposed rule relating to Farmer Mac's days-of-liquidity requirement in the Liquidity and Investment Regulations. Farmer Mac submitted comments to FCA on the proposed rule on May 31, 2013. Farmer Mac will continue to monitor developments regarding changes to the liquidity management component of the revised Liquidity and Investment Regulations, and does not expect that any final rule on liquidity management will materially affect Farmer Mac's operations or financial condition.

Other Matters

Common Stock Dividends. For each of first and second quarter 2013, Farmer Mac paid a quarterly dividend of $0.12 per share on all classes of its common stock. For each quarter in 2012, Farmer Mac paid a quarterly dividend of $0.10 per share on all classes of its common stock. Farmer Mac's ability to declare and pay a dividend could be restricted if it failed to comply with regulatory capital requirements. See "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement Levels" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 18, 2013.

Preferred Stock Dividends. For first quarter 2013, Farmer Mac paid a quarterly dividend of $2.36 per share on its Series C Preferred Stock. Farmer Mac's Series C Preferred Stock was retired and redeemed on January 17, 2013 with the proceeds from the issuance of the Series A Preferred Stock. A dividend of $0.3672 per share was paid on the regularly scheduled payment dates of April 17, 2013 and July 17, 2013 for Farmer Mac's Series A Preferred Stock.

Non-controlling Interest-Preferred Stock Dividends. For each of first and second quarter 2013 and for each quarter during 2012, Farmer Mac II LLC paid a quarterly dividend of $22.1875 per share on the company's preferred stock. Farmer Mac's net income attributable to non-controlling interest totaled $5.5 million and $11.1 million, respectively, for the three and six months ended June 30, 2013 and 2012. These amounts represent the dividends paid on the Farmer Mac II LLC preferred stock held by third parties. Farmer Mac's income tax expense is determined based on income before income taxes less the amount of these dividends.

Supplemental Information

The following tables present quarterly and annual information regarding loan purchases, guarantees, and LTSPCs and outstanding loans, guarantees, and LTSPCs:

Table 21

Farmer Mac Purchases, Guarantees and LTSPCs
	Farm & Ranch				Rural Utilities
		Guaranteed		USDA		Guaranteed
	Loans	Securities	LTSPCs (1)	Guarantees	Loans	Securities	Total
	(in thousands)
For the quarter ended:
June 30, 2013	$226,135	$200,000	$99,504	$110,897	$10,222	$—	$646,758
March 31, 2013	159,887	100,000	166,780	122,187	30,262	325,000	904,116
December 31, 2012	181,555	—	378,258	102,339	56,638	133,406	852,196
September 30, 2012	132,882	201,000	115,757	114,974	26,843	250,000	841,456
June 30, 2012	145,423	200,000	70,458	165,613	58,286	—	639,780
March 31, 2012	110,486	200,000	179,637	101,725	24,350	—	616,198
December 31, 2011	98,425	—	97,688	104,134	55,007	—	355,254
September 30, 2011	68,201	1,001,500	266,906	87,051	32,387	—	1,456,045
June 30, 2011	116,930	300,000	53,248	99,275	35,878	2,796	608,127

For the year ended:
December 31, 2012	570,346	601,000	744,110	484,651	166,117	383,406	2,949,630
December 31, 2011	495,455	1,801,500	471,994	407,713	203,789	2,796	3,383,247

(1)
Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction and, as of June 30, 2013, approximately $23.0 million of the loans were not yet disbursed by the lender.

Table 22

Outstanding Balance of Farmer Mac Loans, Guarantees and LTSPCs and USDA Guarantees
	Farm & Ranch				Rural Utilities
		Guaranteed		USDA		Guaranteed
	Loans	Securities	LTSPCs	Guarantees	Loans	Securities	Total
	(in thousands)
As of:
June 30, 2013	$1,876,958	5,235,069	$2,213,462	$1,667,170	$1,049,920	$1,552,939	$13,595,518
March 31, 2013	1,704,544	5,265,700	2,221,565	1,648,105	1,039,698	1,558,250	13,437,862
December 31, 2012	1,679,851	5,220,570	2,156,068	1,615,579	1,031,945	1,311,175	13,015,188
September 30, 2012	1,545,401	5,284,920	1,881,836	1,599,226	975,307	1,181,369	12,468,059
June 30, 2012	1,534,625	5,120,507	1,858,080	1,579,187	976,651	1,181,370	12,250,420
March 31, 2012	1,944,956	4,488,165	1,850,362	1,529,642	921,929	1,331,371	12,066,425
December 31, 2011	1,948,105	4,332,871	1,776,051	1,513,177	916,027	1,427,071	11,913,302
September 30, 2011	1,905,412	4,371,673	1,811,280	1,463,129	861,020	1,428,879	11,841,393
June 30, 2011	1,921,194	4,882,757	1,694,470	1,425,883	845,313	1,428,880	12,198,497

Table 23

Outstanding Balance of Loans Held and Loans Underlying On-Balance Sheet Farmer Mac Guaranteed Securities and USDA Guaranteed Securities
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
June 30, 2013	$4,714,119	$1,871,225	$2,964,004	$9,549,348
March 31, 2013	4,670,617	1,797,456	2,883,474	9,351,547
December 31, 2012	4,483,453	1,803,866	2,648,103	8,935,422
September 30, 2012	4,904,265	1,213,588	2,473,086	8,590,939
June 30, 2012	5,035,743	1,259,568	2,063,490	8,358,801
March 31, 2012	4,993,233	1,210,405	2,410,310	8,613,948
December 31, 2011	5,288,687	1,230,374	1,967,960	8,487,021
September 30, 2011	5,233,417	1,192,497	1,909,470	8,335,384
June 30, 2011	4,193,132	1,198,740	1,907,698	7,299,570

The following table presents the quarterly net effective spread by business segment:

Table 24

	Net Effective Spread by Business Segment
	Farm & Ranch		USDA Guarantees		Rural Utilities		Corporate		Net Effective Spread
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
For the quarter ended:
June 30, 2013	16,325	1.30%	2,738	0.68%	3,033	0.46%	3,967	0.58%	26,063	0.87%
March 31, 2013	16,049	1.32%	2,933	0.73%	3,014	0.51%	4,267	0.59%	26,263	0.90%
December 31, 2012	16,133	1.36%	2,869	0.74%	3,155	0.55%	4,303	0.56%	26,460	0.91%
September 30, 2012	16,839	1.46%	2,830	0.73%	3,109	0.57%	4,478	0.57%	27,256	0.95%
June 30, 2012	16,749	1.54%	2,790	0.74%	3,006	0.55%	4,664	0.64%	27,209	0.99%
March 31, 2012	14,874	1.45%	2,766	0.75%	3,177	0.54%	4,815	0.66%	25,632	0.94%
December 31, 2011	15,442	1.57%	2,693	0.74%	3,152	0.54%	4,735	0.71%	26,022	1.00%
September 30, 2011	13,542	1.52%	2,705	0.77%	3,046	0.53%	3,472	0.55%	22,765	0.93%
June 30, 2011	11,318	1.65%	2,724	0.79%	3,087	0.54%	3,860	0.62%	20,989	0.95%

The following table presents quarterly core earnings reconciled to GAAP net income available to common stockholders:

Table 25

Core Earnings by Quarter Ended
	June 2013	March 2013	December 2012	September 2012	June 2012	March 2012	December 2011	September 2011	June 2011
	(in thousands)
Revenues:
Net effective spread	$26,063	$26,263	$26,460	$27,256	$27,209	$25,632	$26,022	$22,765	$20,989
Guarantee and commitment fees	6,954	6,792	6,764	6,591	6,607	6,660	6,740	6,930	7,159
Other	3,274	187	393	384	(294)	18	55	(680)	46
Total revenues	36,291	33,242	33,617	34,231	33,522	32,310	32,817	29,015	28,194

Credit related expenses:
(Release of)/provisions for losses	(704)	1,176	1,157	94	174	450	(118)	(801)	(775)
REO operating expenses	259	126	47	66	15	6	82	142	231
(Gains)/losses on sale of REO	(1,124)	(47)	(629)	13	(262)	—	(254)	4	(627)
Total credit related expenses	(1,569)	1,255	575	173	(73)	456	(290)	(655)	(1,171)

Operating expenses:
Compensation & employee benefits	4,571	4,698	5,752	4,375	4,574	4,485	3,916	4,805	4,666
General & Administrative	2,715	2,917	2,913	2,788	2,664	2,758	2,315	2,505	2,656
Regulatory fees	594	594	594	562	562	563	563	550	573
Total operating expenses	7,880	8,209	9,259	7,725	7,800	7,806	6,794	7,860	7,895

Net earnings	29,980	23,777	23,783	26,333	25,795	24,048	26,313	21,810	21,470
Income taxes	7,007	6,081	5,914	6,682	6,627	6,028	7,471	4,316	5,162
Non-controlling interest	5,547	5,547	5,546	5,547	5,547	5,547	5,546	5,547	5,547
Preferred stock dividends	881	851	720	719	720	720	720	719	720
Core earnings	$16,545	$11,298	$11,603	$13,385	$12,901	$11,753	$12,576	$11,228	$10,041

Reconciling items (after-tax effects):
Unrealized gains/(losses) on financial derivatives and hedging activities	11,021	5,712	4,719	3,456	(14,035)	10,185	386	(35,857)	(4,439)
Unrealized (losses)/gains on trading assets	(212)	136	1,778	(286)	(2,006)	714	2,476	(2,361)	1,280
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(564)	(618)	(4,534)	(873)	(901)	(958)	(1,875)	(1,154)	(963)
Net effects of settlements on agency forwards	955	(338)	(102)	699	(250)	509	(240)	(1,291)	(647)
Lower of cost or fair value adjustments on loans held for sale	—	—	(3,863)	—	—	—	—	6,403	(102)
GAAP net income/(loss) attributable to common stockholders	$27,745	$16,190	$9,601	$16,381	$(4,291)	$22,203	$13,323	$(23,032)	$5,170

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Farmer Mac is exposed to market risk from changes in interest rates.  Farmer Mac manages this market risk by entering into various financial transactions, including financial derivatives, and by monitoring and measuring its exposure to changes in interest rates.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Interest Rate Risk" for more information about Farmer Mac's exposure to interest rate risk and its strategies to manage such risk.  For information regarding Farmer Mac's use of financial derivatives and related accounting policies, see Note 4 to the consolidated financial statements.

Item 4.	Controls and Procedures

(a) Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Farmer Mac's management on a timely basis to allow decisions regarding required disclosure. Management, including Farmer Mac's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Farmer Mac's disclosure controls and procedures (as defined under Rules 13a‑15(e) and 15d‑15(e) of the Exchange Act) as of June 30, 2013.

Farmer Mac carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Farmer Mac's disclosure controls and procedures were effective as of June 30, 2013.

(b) Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

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

During second quarter 2013, three types of transactions occurred related to Farmer Mac common stock that were not registered under the Securities Act of 1933 and not otherwise reported on a Current Report on Form 8-K. On April 22, 2013, pursuant to Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 113 shares of its Class C non-voting common stock to the four directors who elected to receive stock in lieu of their cash retainers. The number of shares issued to the directors was calculated based on a price of $30.79 per share, which was the closing price of the Class C non-voting common stock on March 29, 2013, as reported by the New York Stock Exchange. On April 22, 2013, Farmer Mac granted stock appreciation rights under its 2008 Omnibus Incentive Plan with respect to an aggregate of 56,931 shares of Class C non-voting common stock, at an exercise price of $31.42 per share, to seventeen employees as incentive compensation. On April 22, 2013, Farmer Mac granted an aggregate of 4,500 shares of restricted stock to six employees under its 2008 Omnibus Incentive Plan. The shares of restricted stock will vest for each such employee that remains employed on the date that is three years after the grant date.

(b)    Not applicable.

(c)    None.

Item 3.	Defaults Upon Senior Securities

(a)	None.

(b)	None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

(a)	None.

(b)	None.

Item 6.	Exhibits

*	3.1	—	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Food, Conservation and Energy Act of 2008 (previously filed as Exhibit 3.1 to Form 10-Q filed August 12, 2008).
*	3.2	—	Amended and Restated By-Laws of the Registrant (previously filed as Exhibit 3.1 to Form 8-K filed December 12, 2012).
*	4.1	—	Specimen Certificate for Farmer Mac Class A Voting Common Stock (previously filed as Exhibit 4.1 to Form 10-Q filed May 15, 2003).
*	4.2	—	Specimen Certificate for Farmer Mac Class B Voting Common Stock (previously filed as Exhibit 4.2 to Form 10-Q filed May 15, 2003).
*	4.3	—	Specimen Certificate for Farmer Mac Class C Voting Common Stock (previously filed as Exhibit 4.3 to Form 10-Q filed May 15, 2003).
*	4.4.1	—	Specimen Certificate for 5.875% Non-Cumulative Preferred Stock, Series A (previously filed as Exhibit 4.4.1 to Form 10-Q filed May 9, 2013).
*	4.4.2	—	Certificate of Designation of Terms and Conditions of 5.875% Non-Cumulative Preferred Stock, Series A (Previously filed as Exhibit 4.1 to Form 8-A filed January 17, 2013).
*	10.1	—	Form of Stock Appreciation Rights Award Agreement for grants made after April 1, 2013 (Previously filed as Exhibit 10.1 to Form 8-K filed April 5, 2013).
*	10.2	—	Form of Time-Based Restricted Stock Award Agreement for grants made to non-directors after April 1, 2013 (Previously filed as Exhibit 10.2 to Form 8-K filed April 5, 2013).
*	10.3	—	Form of Performance-Based Restricted Stock Award Agreement for grants made to non-directors after April 1, 2013 (Previously filed as Exhibit 10.3 to Form 8-K filed April 5, 2013).
*	21	—	List of the Registrant's subsidiaries (previously filed as Exhibit 21 to Form 10-K filed March 16, 2010).
**	31.1	—
Certification of Registrant's principal executive officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Registrant's principal executive officer and principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Timothy L. Buzby		August 8, 2013
By:	Timothy L. Buzby	Date
President and Chief Executive Officer
(Principal Executive Officer)

/s/ R. Dale Lynch		August 8, 2013
By:	R. Dale Lynch	Date
Senior Vice President - Chief Financial Officer
(Principal Financial Officer)