Form 10-Q
period 2013-09-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2013-11-12
CIK 845877

As filed with the Securities and Exchange Commission on November 12, 2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
Commission File Number 001-14951
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
Yes        ☐                                No           ☒
As of November 1, 2013, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock and 9,333,160 shares of Class C non-voting common stock.

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2013	December 31, 2012
	(in thousands)
Assets:
Cash and cash equivalents	$651,713	$785,564
Investment securities:
Available-for-sale, at fair value	2,502,135	2,498,382
Trading, at fair value	977	1,247
Total investment securities	2,503,112	2,499,629
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value	5,138,756	4,766,258
USDA Guaranteed Securities:
Available-for-sale, at fair value	1,566,691	1,486,595
Trading, at fair value	62,319	104,188
Total USDA Guaranteed Securities	1,629,010	1,590,783
Loans:
Loans held for sale, at lower of cost or fair value	—	673,991
Loans held for investment, at amortized cost	2,435,652	1,503,559
Loans held for investment in consolidated trusts, at amortized cost	563,855	563,575
Allowance for loan losses	(6,869)	(11,351)
Total loans, net of allowance	2,992,638	2,729,774
Real estate owned, at lower of cost or fair value	2,880	3,985
Financial derivatives, at fair value	19,676	31,173
Interest receivable (includes $3,505 and $9,676, respectively, related to consolidated trusts)	70,625	103,414
Guarantee and commitment fees receivable	43,496	41,789
Deferred tax asset, net	17,226	3,123
Prepaid expenses and other assets	15,875	66,709
Total Assets	$13,085,007	$12,622,201

Liabilities and Equity:
Liabilities:
Notes payable:
Due within one year	$7,021,678	$6,567,366
Due after one year	5,037,035	5,034,739
Total notes payable	12,058,713	11,602,105
Debt securities of consolidated trusts held by third parties	178,076	167,621
Financial derivatives, at fair value	91,445	150,682
Accrued interest payable (includes $1,485 and $2,534, respectively, related to consolidated trusts)	37,460	51,779
Guarantee and commitment obligation	40,106	37,803
Accounts payable and accrued expenses	67,386	13,710
Reserve for losses	6,573	5,539
Total Liabilities	12,479,759	12,029,239

Equity:
Preferred stock:
Series A, par value $25 per share, 2,400,000 shares authorized, issued and outstanding	58,333	—
Series C, par value $1,000 per share, 100,000 shares authorized, 57,578 shares issued and outstanding	—	57,578
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,328,968 shares and 9,171,343 shares outstanding, respectively	9,329	9,171
Additional paid-in capital	109,675	106,617
Accumulated other comprehensive income, net of tax, related to available-for-sale securities	26,828	73,969
Retained earnings	157,699	102,243
Total Stockholders' Equity	363,395	351,109
Non-controlling interest - preferred stock	241,853	241,853
Total Equity	605,248	592,962
Total Liabilities and Equity	$13,085,007	$12,622,201
See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$5,263	$6,437	$16,468	$18,693
Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	32,746	33,261	96,072	108,530
Loans	24,966	24,112	73,678	81,296
Total interest income	62,975	63,810	186,218	208,519
Total interest expense	34,787	33,448	101,499	109,332
Net interest income	28,188	30,362	84,719	99,187
Release of/(provision for) loan losses	499	(137)	598	663
Net interest income after release of loan losses	28,687	30,225	85,317	99,850
Non-interest income/(loss):
Guarantee and commitment fees	6,819	6,401	20,190	18,395
Gains/(losses) on financial derivatives and hedging activities	3,024	1,558	22,501	(23,334)
Losses on trading assets	(626)	(441)	(743)	(2,428)
Gains on sale of available-for-sale investment securities	—	—	3,073	28
Gains/(losses) on sale of real estate owned	39	(13)	1,210	249
Other income	565	959	2,518	2,451
Non-interest income/(loss)	9,821	8,464	48,749	(4,639)
Non-interest expense:
Compensation and employee benefits	4,523	4,375	13,792	13,434
General and administrative	2,827	2,788	8,459	8,210
Regulatory fees	593	562	1,781	1,687
Real estate owned operating costs, net	35	66	420	87
Provision for/(release of) losses	463	(43)	1,034	1,381
Non-interest expense	8,441	7,748	25,486	24,799
Income before income taxes	30,067	30,941	108,580	70,412
Income tax expense	8,226	8,294	29,978	17,319
Net income	21,841	22,647	78,602	53,093
Less: Net income attributable to non-controlling interest - preferred stock dividends	(5,547)	(5,547)	(16,641)	(16,641)
Net income attributable to Farmer Mac	16,294	17,100	61,961	36,452
Preferred stock dividends	(881)	(719)	(2,613)	(2,159)
Net income attributable to common stockholders	$15,413	$16,381	$59,348	$34,293

Earnings per common share and dividends:
Basic earnings per common share	$1.42	$1.56	$5.50	$3.28
Diluted earnings per common share	$1.37	$1.49	$5.30	$3.12
Common stock dividends per common share	$0.12	$0.10	$0.36	$0.30
See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in thousands)
Net income	$21,841	$22,647	$78,602	$53,093
Other comprehensive (loss)/income, net of tax:
Unrealized holding (losses)/gains on available-for-sale securities (1)	(8,675)	5,507	(35,053)	16,370
Less reclassification adjustments included in:
Gains on financial derivatives and hedging activities (2)	(3,087)	(3,191)	(9,506)	(3,191)
Gains on sale of available-for-sale investment securities (3)	—	—	(1,997)	(18)
Other income (4)	(130)	(224)	(585)	(726)
Other comprehensive (loss)/income	(11,892)	2,092	(47,141)	12,435
Comprehensive income	9,949	24,739	31,461	65,528
Less: Comprehensive income attributable to noncontrolling interest - preferred stock dividends	(5,547)	(5,547)	(16,641)	(16,641)
Comprehensive income attributable to Farmer Mac	$4,402	$19,192	$14,820	$48,887

(1)
Presented net of income tax benefit of $4.7 million and expense of $3.0 million for the three months ended September 30, 2013 and 2012, respectively, and income tax benefit of $18.9 million and expense of $8.8 million for the nine months ended September 30, 2013 and 2012, respectively.

(2)
Relates to the amortization of the unrealized gains on the hedged items prior to application of hedge accounting. Presented net of income tax benefit of $1.7 million for both the three months ended September 30, 2013 and 2012, and income tax benefit of $5.1 million and $1.7 million for the nine months ended September 30, 2013 and 2012, respectively.

(3)
Represents realized gains on sales of available-for-sale investment securities. Presented net of income tax benefit of $1.1 million and $10,000 for the nine months ended September 30, 2013 and 2012, respectively.

(4)
Represents amortization of deferred gains related to certain available-for-sale USDA Guaranteed Securities and Farmer Mac Guaranteed Securities. Presented net of income tax benefit of $0.1 million for the three months ended September 30, 2013 and 2012, and income tax benefit of $0.3 million and $0.4 million for the nine months ended September 30, 2013 and 2012, respectively.

See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	For the Nine Months Ended
	September 30, 2013		September 30, 2012
	Shares	Amount	Shares	Amount
	(in thousands)
Preferred stock:
Balance, beginning of period	58	$57,578	58	$57,578
Issuance of Series A preferred stock	2,400	58,333	—	—
Redemption of Series C preferred stock	(58)	(57,578)	—	—
Balance, end of period	2,400	$58,333	58	$57,578
Common stock:
Balance, beginning of period	10,702	$10,702	10,357	$10,357
Issuance of Class C common stock	158	158	139	139
Balance, end of period	10,860	$10,860	10,496	$10,496
Additional paid-in capital:
Balance, beginning of period		$106,617		$102,821
Stock-based compensation expense		2,287		2,721
Issuance of Class C common stock		19		11
Tax effect of stock-based awards		752		(684)
Balance, end of period		$109,675		$104,869
Retained earnings:
Balance, beginning of period		$102,243		$62,554
Net income attributable to Farmer Mac		61,961		36,452
Cash dividends:
Preferred stock, Series A ($1.0322 per share)		(2,477)		—
Preferred stock, Series C ($2.36 per share in 2013 and $37.50 per share in 2012)		(136)		(2,159)
Common stock ($0.36 per share in 2013 and $0.30 per share in 2012)		(3,892)		(3,135)
Balance, end of period		$157,699		$93,712
Accumulated other comprehensive income:
Balance, beginning of period		$73,969		$79,370
Other comprehensive (loss)/income, net of tax		(47,141)		12,435
Balance, end of period		$26,828		$91,805
Total Stockholders' Equity		$363,395		$358,460
Non-controlling interest - preferred stock:
Balance, beginning of period		$241,853		$241,853
Issuance of Preferred stock - Farmer Mac II LLC		—		—
Balance, end of period		$241,853		$241,853
Total Equity		$605,248		$600,313
See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
	(in thousands)
Cash flows from operating activities:
Net income	$78,602	$53,093
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Guaranteed Securities	7,716	10,109
Amortization of debt premiums, discounts and issuance costs	9,119	10,653
Net change in fair value of trading securities, hedged assets, financial derivatives, and loans held for sale	(32,126)	3,035
Gains on the sale of available-for-sale investment securities	(3,073)	(28)
Gains on the sale of real estate owned	(1,210)	(249)
Total provision for losses	436	718
Deferred income taxes	10,400	(1,885)
Stock-based compensation expense	2,287	2,721
Proceeds from repayment of trading investment securities	656	663
Purchases of loans held for sale	—	(114,299)
Proceeds from repayment of loans purchased as held for sale	149,675	143,915
Net change in:
Interest receivable	32,754	40,603
Guarantee and commitment fees receivable	(1,707)	(6,356)
Other assets	48,887	(37,388)
Accrued interest payable	(14,319)	(25,367)
Other liabilities	37	3,853
Net cash provided by operating activities	288,134	83,791
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(1,141,601)	(1,524,618)
Purchases of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	(1,281,956)	(1,233,312)
Purchases of loans held for investment	(624,702)	(383,684)
Purchases of defaulted loans	(6,704)	(11,031)
Proceeds from repayment of available-for-sale investment securities	1,026,745	910,313
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	776,599	780,643
Proceeds from repayment of loans purchased as held for investment	216,506	244,577
Proceeds from sale of available-for-sale investment securities	170,614	5,028
Proceeds from sale of Farmer Mac Guaranteed Securities	64,609	29,334
Proceeds from sale of real estate owned	3,774	1,062
Net cash used in investing activities	(796,116)	(1,181,688)
Cash flows from financing activities:
Proceeds from issuance of discount notes	49,070,788	51,844,862
Proceeds from issuance of medium-term notes	2,273,350	2,148,051
Payments to redeem discount notes	(49,534,649)	(51,328,421)
Payments to redeem medium-term notes	(1,362,000)	(1,392,000)
Excess tax benefits related to stock-based awards	995	994
Payments to third parties on debt securities of consolidated trusts	(54,154)	(101,421)
Proceeds from common stock issuance	1,477	41
Proceeds from Series A Preferred stock issuance	58,333	—
Retirement of Series C Preferred stock	(57,578)	—
Dividends paid - Non-controlling interest - preferred stock	(16,641)	(16,641)
Dividends paid on common and preferred stock	(5,790)	(4,574)
Net cash provided by financing activities	374,131	1,150,891
Net (decrease)/increase in cash and cash equivalents	(133,851)	52,994
Cash and cash equivalents at beginning of period	785,564	817,046
Cash and cash equivalents at end of period	$651,713	$870,040
 See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ACCOUNTING POLICIES

The interim unaudited consolidated financial statements of the Federal Agricultural Mortgage Corporation ("Farmer Mac") and subsidiaries have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Farmer Mac and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted as permitted by SEC rules and regulations. The December 31, 2012 consolidated balance sheet presented in this report has been derived from Farmer Mac's audited 2012 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2012 consolidated financial statements of Farmer Mac and subsidiaries included in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013. That Form 10-K describes Farmer Mac's significant accounting policies, which include its policies on Principles of Consolidation; Cash and Cash Equivalents and Statements of Cash Flows; Investment Securities, Farmer Mac Guaranteed Securities, and USDA Guaranteed Securities; Loans; Securitization of Loans; Non-accrual Loans; Real Estate Owned; Financial Derivatives; Notes Payable; Allowance for Losses; Earnings Per Common Share; Income Taxes; Stock-Based Compensation; Comprehensive Income; Long-Term Standby Purchase Commitments; Fair Value Measurement; and Consolidation of Variable Interest Entities ("VIEs"). Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year. Presented below are Farmer Mac's significant accounting policies that contain updated information for the three and nine months ended September 30, 2013.

Principles of Consolidation

The consolidated financial statements include the accounts of Farmer Mac and its two subsidiaries: (1) Farmer Mac Mortgage Securities Corporation ("FMMSC"), whose principal activities are to facilitate the purchase and issuance of Farmer Mac Guaranteed Securities and (2) Farmer Mac II LLC, whose principal activity is the operation of substantially all of the business related to the USDA Guarantees line of business – primarily the acquisition of USDA-guaranteed portions of loans that are guaranteed by the USDA pursuant to the Consolidated Farm and Rural Development Act ("USDA Guaranteed Securities").  The consolidated financial statements also include the accounts of VIEs in which Farmer Mac determined itself to be the primary beneficiary.

The following tables present, by line of business, details about the consolidation of VIEs:

Table 1.1

	Consolidation of Variable Interest Entities
	September 30, 2013
	Farm & Ranch	USDA Guarantees	Rural Utilities	Investments	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost (1)	$176,921	$—	$386,934	$—	$563,855
Debt securities of consolidated trusts held by third parties (2)	178,076	—	—	—	178,076
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value (3)	33,504	25,708	—	—	59,212
Maximum exposure to loss (4)	30,000	24,925	—	—	54,925
Investment securities:
Carrying value	—	—	—	723,901	723,901
Maximum exposure to loss (4)	—	—	—	727,248	727,248
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (4) (5)	1,771,703	21,094	—	—	1,792,797

(1)	Includes unamortized premiums related to Rural Utilities of $32.7 million.

(2)	Includes borrower remittances of $1.2 million, which have not been passed through to third party investors as of September 30, 2013.

(3)	Includes unamortized premiums and discounts and fair value adjustments related to Farm & Ranch and USDA Guarantees of $3.5 million and $0.8 million, respectively.

(4)	Farmer Mac uses unpaid principal balance and outstanding face amount of investment securities to represent maximum exposure to loss.

(5)	Of the Farm & Ranch amount, $801.7 million relates to unconsolidated trusts where Farmer Mac determined it was not the primary beneficiary due to shared power with an unrelated party.

	Consolidation of Variable Interest Entities
	December 31, 2012
	Farm & Ranch	USDA Guarantees	Rural Utilities	Investments	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost (1)	$160,436	$—	$403,139	$—	$563,575
Debt securities of consolidated trusts held by third parties (2)	167,621	—	—	—	167,621
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value (3)	31,370	26,681	—	—	58,051
Maximum exposure to loss (4)	30,000	26,238	—	—	56,238
Investment securities:
Carrying value	—	—	—	724,893	724,893
Maximum exposure to loss (4)	—	—	—	737,148	737,148
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (4) (5)	1,881,370	29,658	—	—	1,911,028

(1)	Includes unamortized premiums related to Rural Utilities of $34.3 million.

(2)	Includes borrower remittances of $7.2 million, which have not been passed through to third party investors as of December 31, 2012.

(3)	Includes unamortized premiums and discounts and fair value adjustments related to Farm & Ranch and USDA Guarantees of $1.4 million and $0.4 million, respectively.

(4)	Farmer Mac uses unpaid principal balance and the outstanding face amount of investment securities to represent maximum exposure to loss.

(5)	Of the Farm & Ranch amount, $911.4 million relates to unconsolidated trusts where Farmer Mac determined it was not the primary beneficiary due to shared power with an unrelated party.

A Farmer Mac guarantee of timely payment of principal and interest is an explicit element of the terms of all Farmer Mac Guaranteed Securities.  When Farmer Mac retains those securities in its portfolio, that guarantee is not extinguished.  For Farmer Mac Guaranteed Securities in Farmer Mac's portfolio, Farmer Mac has entered into guarantee arrangements with FMMSC.  The guarantee fee rate established between Farmer Mac and FMMSC is an element in determining the fair value of these Farmer Mac Guaranteed Securities, and guarantee fees related to these securities are reflected in guarantee and commitment fees in the consolidated statements of operations.  These guarantee fees totaled $2.8 million and $8.2 million for the three and nine months ended September 30, 2013, respectively, compared to $2.6 million and $7.7 million for the same periods in 2012. The corresponding expense of FMMSC has been eliminated against interest income in consolidation.  All other inter-company balances and transactions have been eliminated in consolidation.

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

The following table sets forth information regarding certain cash and non-cash transactions for the nine months ended September 30, 2013 and 2012:

Table 1.2

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
	(in thousands)
Cash paid during the period for:
Interest	$90,052	$90,588
Income taxes	17,000	16,500
Non-cash activity:
Real estate owned acquired through loan liquidation	1,443	1,130
Loans acquired and securitized as Farmer Mac Guaranteed Securities	64,609	24,008
Purchases of investment securities traded, not yet settled	57,001	—
Consolidation of Farm & Ranch Farmer Mac Guaranteed Securities from off-balance sheet to loans held for investment in consolidated trusts and to debt securities of consolidated trusts held by third parties	64,609	24,008
Deconsolidation of loans held for investment in consolidated trusts and debt securities of consolidated trusts held by third parties - transferred to off-balance sheet Farm & Ranch Farmer Mac Guaranteed Securities	—	460,261
Transfers of loans held for sale to loans held for investment	673,991	—

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

(b)	Earnings Per Common Share

Basic earnings per common share ("EPS") is based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per common share is based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options, stock appreciation rights ("SARs"), and non-vested restricted stock awards.  The following schedule reconciles basic and diluted EPS for the three and nine months ended September 30, 2013 and 2012:

Table 1.3

	For the Three Months Ended
	September 30, 2013			September 30, 2012
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$15,413	10,843	$1.42	$16,381	10,492	$1.56
Effect of dilutive securities (1):
Stock options, SARs and restricted stock	—	370	(0.05)	—	504	(0.07)
Diluted EPS	$15,413	11,213	$1.37	$16,381	10,996	$1.49

(1)
For the three months ended September 30, 2013 and 2012, stock options and SARs of 36,983 and 296,873, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the three months ended September 30, 2013 and 2012, contingent shares of non-vested restricted stock of 44,894 and 106,300, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions were not met.

	For the Nine Months Ended
	September 30, 2013			September 30, 2012
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$59,348	10,799	$5.50	$34,293	10,442	$3.28
Effect of dilutive securities (1):
Stock options, SARs and restricted stock	—	392	(0.20)	—	532	(0.16)
Diluted EPS	$59,348	11,191	$5.30	$34,293	10,974	$3.12

(1)
For the nine months ended September 30, 2013 and 2012, stock options and SARs of 43,640 and 412,009, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the nine months ended September 30, 2013 and 2012, contingent shares of non-vested restricted stock of 38,363 and 97,300, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions were not met.

(c)	Reclassifications

Certain reclassifications of prior period information were made to conform to the current period presentation.

2.	INVESTMENT SECURITIES

The following tables present the amount outstanding, amortized cost, and fair values of Farmer Mac's investment securities as of September 30, 2013 and December 31, 2012:

Table 2.1

	September 30, 2013
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$74,100	$—	$74,100	$—	$(9,012)	$65,088
Floating rate asset-backed securities	162,905	(231)	162,674	1,070	(48)	163,696
Floating rate corporate debt securities	114,345	(7)	114,338	477	(42)	114,773
Fixed rate corporate debt securities	65,000	106	65,106	122	(40)	65,188
Floating rate Government/GSE guaranteed mortgage-backed securities	742,471	4,948	747,419	5,808	(1,520)	751,707
Fixed rate GSE guaranteed mortgage-backed securities (1)	1,320	4,071	5,391	3,750	—	9,141
Floating rate GSE subordinated debt	70,000	—	70,000	—	(6,615)	63,385
Fixed rate GSE preferred stock	78,500	473	78,973	4,482	—	83,455
Fixed rate taxable municipal bonds	26,635	117	26,752	2	(10)	26,744
Floating rate senior agency debt	25,000	—	25,000	11	—	25,011
Fixed rate senior agency debt	326,000	617	326,617	153	(3)	326,767
Fixed rate U.S. Treasuries	805,000	1,874	806,874	307	(1)	807,180
Total available-for-sale	2,491,276	11,968	2,503,244	16,182	(17,291)	2,502,135
Trading:
Floating rate asset-backed securities	3,671	—	3,671	—	(2,694)	977
Total investment securities	$2,494,947	$11,968	$2,506,915	$16,182	$(19,985)	$2,503,112

(1)	Fair value includes $7.7 million of an interest-only security with a notional amount of $152.4 million.

	December 31, 2012
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$74,100	$—	$74,100	$—	$(10,941)	$63,159
Floating rate asset-backed securities	150,519	(372)	150,147	933	(36)	151,044
Fixed rate asset-backed securities	6,501	—	6,501	—	—	6,501
Floating rate corporate debt securities	76,345	(32)	76,313	450	—	76,763
Fixed rate corporate debt securities	51,969	243	52,212	204	—	52,416
Floating rate Government/GSE guaranteed mortgage-backed securities	699,062	5,973	705,035	8,035	(211)	712,859
Fixed rate GSE guaranteed mortgage-backed securities	1,910	1	1,911	154	—	2,065
Floating rate GSE subordinated debt	70,000	—	70,000	—	(12,569)	57,431
Fixed rate GSE preferred stock	78,500	784	79,284	7,802	—	87,086
Floating rate senior agency debt	50,000	(6)	49,994	61	—	50,055
Fixed rate senior agency debt	72,700	287	72,987	128	(1)	73,114
Fixed rate U.S. Treasuries	1,163,400	2,240	1,165,640	258	(9)	1,165,889
Total available-for-sale	2,495,006	9,118	2,504,124	18,025	(23,767)	2,498,382
Trading:
Floating rate asset-backed securities	4,327	—	4,327	—	(3,080)	1,247
Total investment securities	$2,499,333	$9,118	$2,508,451	$18,025	$(26,847)	$2,499,629

During the three months ended September 30, 2013 and 2012, Farmer Mac did not sell any securities from its available-for-sale investment portfolio. During the nine months ended September 30, 2013, Farmer Mac received proceeds of $170.6 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $3.1 million, compared to proceeds of $5.0 million for the nine months ended September 30, 2012, resulting in gross realized gains of $28,000.

As of September 30, 2013 and December 31, 2012, unrealized losses on available-for-sale investment securities were as follows:

Table 2.2

	September 30, 2013
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$65,088	$(9,012)
Floating rate asset-backed securities	37,696	(48)	—	—
Floating rate corporate debt securities	14,958	(42)	—	—
Fixed rate corporate debt securities	35,109	(40)	—	—
Floating rate Government/GSE guaranteed mortgage-backed securities	231,733	(1,520)	—	—
Floating rate GSE subordinated debt	—	—	63,385	(6,615)
Fixed rate taxable municipal bonds	8,052	(10)	—	—
Fixed rate senior agency debt	31,985	(3)	—	—
Fixed rate U.S. Treasuries	18,024	(1)	—	—
Total	$377,557	$(1,664)	$128,473	$(15,627)

	December 31, 2012
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$63,159	$(10,941)
Floating rate asset-backed securities	21,648	(27)	3,619	(9)
Floating rate Government/GSE guaranteed mortgage-backed securities	174,352	(209)	829	(2)
Floating rate GSE subordinated debt	—	—	57,431	(12,569)
Fixed rate senior agency debt	50,088	(1)	—	—
Fixed rate U.S. Treasuries	136,194	(9)	—	—
Total	$382,282	$(246)	$125,038	$(23,521)

The unrealized losses presented above are principally due to a general widening of credit spreads from the dates of acquisition to September 30, 2013 and December 31, 2012, as applicable. The resulting decrease in fair values reflect an increase in the perceived risk by the financial markets related to those securities. As of September 30, 2013, all of the investment securities in an unrealized loss position had credit ratings of at least "AA+" except two that were rated "A-", one that was rated "BBB+", and one that was rated "B+". As of September 30, 2013, the aggregate unrealized loss on the security rated "BBB+" was $23,000, and the security matures in 2014. The security rated "B+" has been called at par by the issuer effective November 29, 2013. As of December 31, 2012, all of the investment securities in an unrealized loss position had credit ratings of at least "AA+" except one that was rated "A-".  The unrealized losses were on 46 and 17 individual investment securities as of September 30, 2013 and December 31, 2012, respectively.

As of September 30, 2013, 7 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $15.6 million.  As of December 31, 2012, 9 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $23.5 million.  Securities in unrealized loss positions 12 months or more have a fair value as of September 30, 2013 that is, on average, approximately 89.2 percent of their amortized cost basis.  Farmer Mac believes that all of these unrealized losses are recoverable within a reasonable period of time by way of changes in credit spreads or maturity.  Accordingly, Farmer Mac has concluded that none of the unrealized losses on these available-for-sale investment securities represents other-than-temporary impairment as of September 30, 2013 and December 31, 2012.  Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

Farmer Mac did not own any held-to-maturity investment securities as of September 30, 2013 and December 31, 2012. As of September 30, 2013, Farmer Mac owned trading investment securities with an amortized cost of $3.7 million, a fair value of $1.0 million, and a weighted average yield of 4.27 percent. As of December 31, 2012, Farmer Mac owned trading investment securities with an amortized cost of $4.3 million, a fair value of $1.2 million, and a weighted average yield of 4.29 percent.

The amortized cost, fair value, and weighted average yield of available-for-sale investment securities by remaining contractual maturity as of September 30, 2013 are set forth below.  Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 2.3

	September 30, 2013
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$1,212,628	$1,213,131	0.63%
Due after one year through five years	222,499	223,092	0.82%
Due after five years through ten years	377,526	377,293	1.01%
Due after ten years	690,591	688,619	2.18%
Total	$2,503,244	$2,502,135	1.13%

3.	FARMER MAC GUARANTEED SECURITIES AND USDA GUARANTEED SECURITIES

The following tables set forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Guaranteed Securities as of September 30, 2013 and December 31, 2012:

Table 3.1

	September 30, 2013
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Farm & Ranch	$3,539,650	$134	$3,539,784	$72,464	$(13,725)	$3,598,523
USDA Guarantees	24,925	(452)	24,473	1,239	(4)	25,708
Rural Utilities	1,533,634	—	1,533,634	8,510	(27,619)	1,514,525
Total Farmer Mac Guaranteed Securities	5,098,209	(318)	5,097,891	82,213	(41,348)	5,138,756
USDA Guaranteed Securities	1,571,742	4,926	1,576,668	6,480	(16,457)	1,566,691
Total available-for-sale	6,669,951	4,608	6,674,559	88,693	(57,805)	6,705,447
Trading:
USDA Guaranteed Securities	59,031	5,144	64,175	226	(2,082)	62,319
Total Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	$6,728,982	$9,752	$6,738,734	$88,919	$(59,887)	$6,767,766

	December 31, 2012
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Farm & Ranch	$3,339,200	$160	$3,339,360	$92,223	$(5,094)	$3,426,489
USDA Guarantees	26,238	(452)	25,786	909	(14)	26,681
Rural Utilities	1,298,506	—	1,298,506	18,530	(3,948)	1,313,088
Total Farmer Mac Guaranteed Securities	4,663,944	(292)	4,663,652	111,662	(9,056)	4,766,258
USDA Guaranteed Securities	1,461,184	5,975	1,467,159	19,605	(169)	1,486,595
Total available-for-sale	6,125,128	5,683	6,130,811	131,267	(9,225)	6,252,853
Trading:
USDA Guaranteed Securities	98,499	6,415	104,914	624	(1,350)	104,188
Total Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	$6,223,627	$12,098	$6,235,725	$131,891	$(10,575)	$6,357,041

The unrealized losses presented above are principally due to higher interest rates from the date of acquisition to September 30, 2013 and December 31, 2012, as applicable.  The credit exposure related to Farmer Mac's USDA Guarantees line of business is covered by the full faith and credit guarantee of the United States.  As of September 30, 2013, 13 AgVantage securities in loss positions in the Farm & Ranch line of business had been in a loss position for more than 12 months with a total unrealized loss of $3.2 million. Each Farm & Ranch AgVantage security requires some level of overcollateralization and is secured by eligible loans of the issuing institution with a requirement that delinquent loans be removed from the collateral pool and replaced with current eligible loans. Thus, Farmer Mac does not believe it will realize any of those losses. None of the Farmer Mac Guaranteed Securities – Rural Utilities has been in an unrealized loss position for greater than 12 months. Farmer Mac has concluded that none of the unrealized losses on its available-for-sale Farmer Mac Guaranteed Securities and USDA Guaranteed Securities represents an other-than-temporary impairment as of September 30, 2013 and December 31, 2012.  Farmer Mac does not intend to sell these securities, and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

During the three and nine months ended September 30, 2013 and 2012, Farmer Mac realized no gains or losses from the sale of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities.

The amortized cost, fair value, and weighted average yield of available-for-sale Farmer Mac Guaranteed Securities and USDA Guaranteed Securities by remaining contractual maturity as of September 30, 2013 are set forth below. The balances presented are based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 3.2

	September 30, 2013
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$1,198,850	$1,213,841	2.42%
Due after one year through five years	3,004,265	3,044,983	2.23%
Due after five years through ten years	607,720	612,002	2.40%
Due after ten years	1,863,724	1,834,621	2.60%
Total	$6,674,559	$6,705,447	2.38%

Farmer Mac did not own any held-to-maturity Farmer Mac Guaranteed Securities or USDA Guaranteed Securities as of September 30, 2013 and December 31, 2012. As of September 30, 2013, Farmer Mac owned trading USDA Guaranteed Securities with an amortized cost of $64.2 million, a fair value of $62.3 million, and a weighted average yield of 5.64 percent. As of December 31, 2012, Farmer Mac owned trading USDA Guaranteed Securities with an amortized cost of $104.9 million, a fair value of $104.2 million, and a weighted average yield of 5.77 percent.

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

Farmer Mac manages the interest rate risk related to loans it has committed to acquire, but has not yet permanently funded, through the use of forward sale contracts on the debt of other government-sponsored enterprises ("GSEs") and futures contracts involving U.S. Treasury securities. Farmer Mac uses forward sale contracts on GSE securities to reduce its interest rate exposure to changes in both U.S. Treasury rates and spreads on Farmer Mac debt.  The notional amounts of these contracts are determined based on a duration-matched hedge ratio between the hedged item and the hedge instrument. Gains or losses generated by these hedge transactions are expected to offset changes in funding costs.

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

Credit Risk:

Credit risk is the risk that a counterparty will fail to perform according to the terms of a financial derivative contract in which Farmer Mac has an unrealized gain.  Credit losses could occur in the event of non-performance by counterparties to these contracts. Non-exchange traded derivatives expose Farmer Mac to institutional credit risk to individual counterparties because transactions are executed and settled between Farmer Mac and each counterparty, exposing Farmer Mac to potential losses if a counterparty fails to meet its obligations. Farmer Mac mitigates this counterparty credit risk by contracting only with counterparties that have investment grade credit ratings, establishing and maintaining collateral requirements based upon credit ratings, and entering into netting agreements.  Netting agreements provide for the calculation of the net amount of all receivables and payables under all transactions covered by the netting agreement between Farmer Mac and a single counterparty.   Farmer Mac's exposure to credit risk related to its financial derivatives is represented by those counterparties for which Farmer Mac has a net receivable, including the effect of any netting arrangements.  As of September 30, 2013 and December 31, 2012, Farmer Mac's credit exposure to interest rate swap counterparties, excluding netting arrangements and any adjustment for nonperformance risk, but including accrued interest, was $29.1 million and $37.1 million, respectively; however, including netting arrangements and accrued interest, Farmer Mac's credit exposure was $3.8 million and $2.4 million as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012, Farmer Mac held cash of $0.7 million and $1.7 million, respectively, as collateral for its derivatives in net asset positions, resulting in uncollateralized net asset positions of $3.0 million and $0.8 million, respectively. Farmer Mac records cash held as collateral as an increase in the balance of cash and cash equivalents and an increase in the balance of accounts payable and accrued expenses.

Effective in second quarter 2013, Farmer Mac expanded its use of centrally-cleared derivatives by clearing through a clearinghouse certain interest rate swaps. Farmer Mac posts initial and variation margin to the clearinghouses through which centrally-cleared derivatives and futures contracts are traded. These collateral postings expose Farmer Mac to institutional credit risk in the event that either the clearinghouse or the futures commission merchant that Farmer Mac uses to post collateral to the clearinghouse fails to meet its obligations. Conversely, the use of centrally-cleared derivatives mitigates Farmer Mac's credit risk to individual counterparties because clearinghouses assume the credit risk among counterparties in centrally-cleared derivatives transactions. As of September 30, 2013, $1.2 billion of the notional amount of interest rate swaps were cleared through swap clearinghouses.

In the normal course of business, Farmer Mac and its counterparties enforce the collateral requirements contained in the related derivative contracts.  Under these collateral requirements, the amount of collateral posted is typically based on the net fair value of all derivative contracts with the counterparty, i.e., derivative assets net of derivative liabilities at the counterparty level.  If Farmer Mac were to default under a derivative contract (such as the failure to pay amounts when due, any other material breach of the agreement that remains unremedied, a material default under another of Farmer Mac's credit agreements, or bankruptcy, insolvency or receivership), the related counterparty could request payment or full collateralization on the derivative contract. In addition, if Farmer Mac ceases to be a federally chartered instrumentality of the United States, the related counterparty could request full collateralization on the derivative contract.  As of September 30, 2013 and December 31, 2012, the fair value of Farmer Mac's derivatives in a net liability position including accrued interest but excluding netting arrangements and any adjustment for nonperformance risk, was $99.5 million and $168.0 million, respectively; however, including netting arrangements and accrued interest, the fair value of Farmer Mac's derivatives in a net liability position at the counterparty level, was $76.0 million and $135.8 million as of September 30, 2013 and December 31, 2012, respectively.  Farmer Mac posted cash of $10.5 million and investment securities with a fair value of $1.5 million as of September 30, 2013 and posted cash of $60.3 million as of December 31, 2012 as collateral for its derivatives in net liability positions.  Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets. The investment securities posted as collateral are included in the investment securities balances on the consolidated balance sheets.  If Farmer Mac had breached certain provisions of the derivative contracts as of September 30, 2013 and December 31, 2012, it could have been required to settle its obligations under the agreements or post additional collateral of $64.0 million and $75.5 million, respectively. As of September 30, 2013 and December 31, 2012, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

Interest Rate Risk:

Farmer Mac uses financial derivatives to manage its interest rate risk exposure by effectively modifying the interest rate reset or maturity characteristics of certain assets and liabilities and by locking in the rates for certain forecasted issuances of liabilities.  The primary financial derivatives Farmer Mac uses include interest rate swaps and forward sale contracts.  Farmer Mac uses interest rate swaps to assume fixed rate interest payments in exchange for floating rate interest payments and vice versa.  Depending on the economic hedging relationship, the effects of these agreements are (a) the conversion of long-term fixed rate assets to shorter-term floating rate assets, (b) the conversion of variable rate liabilities to longer-term fixed rate liabilities, or (c) the reduction of the variability of future changes in interest rates on forecasted issuances of liabilities.  The accrual of the contractual amounts due on these agreements that are not designated in hedging relationships is recorded as "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations.

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements as of September 30, 2013 and December 31, 2012 and the effects of financial derivatives on the consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012:

Table 4.1

	September 30, 2013
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$900,000	$—	$(35,198)	2.25%	0.27%		3.50
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	784,349	3,398	(55,157)	4.57%	0.26%		4.03
Receive fixed non-callable	4,308,440	16,135	(178)	0.30%	0.78%		0.59
Receive fixed callable	225,000	4	(1,137)	0.12%	0.55%		3.22
Basis swaps	374,288	315	(358)	0.34%	0.29%		1.34
Credit valuation adjustment		(176)	583
Total financial derivatives	$6,592,077	$19,676	$(91,445)
Collateral (received)/pledged		(742)	11,977
Net amount		$18,934	$(79,468)

	December 31, 2012
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$950,000	$—	$(58,758)	2.20%	0.31%		4.07
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	805,622	357	(91,205)	4.83%	0.32%		4.14
Receive fixed non-callable	4,135,149	30,338	(211)	0.33%	0.85%		0.74
Receive fixed callable	245,000	6	(238)	0.15%	0.55%		3.89
Basis swaps	609,262	499	(784)	0.43%	0.36%		1.29
Agency forwards	59,035	—	(58)			101.22
Treasury futures	11,200	—	(12)			129.77
Credit valuation adjustment		(27)	584
Total financial derivatives	$6,815,268	$31,173	$(150,682)
Collateral (received)/pledged		(1,650)	60,311
Net amount		$29,523	$(90,371)

Table 4.2

	Gains/(Losses) on Financial Derivatives and Hedging Activities
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in thousands)
Fair value hedges:
Interest rate swaps (1)	$4	$(5,142)	$23,329	$(5,142)
Hedged items	2,996	8,378	(14,871)	8,378
Gains on hedging activities	3,000	3,236	8,458	3,236
No hedge designation:
Interest rate swaps	1,192	(1,970)	14,950	(25,853)
Agency forwards	(861)	452	(768)	(153)
Treasury futures	(307)	(142)	(139)	(471)
Credit default swaps	—	(18)	—	(93)
Gains/(losses) on financial derivatives not designated in hedging relationships	24	(1,678)	14,043	(26,570)
Gains/(losses) on financial derivatives and hedging activities	$3,024	$1,558	$22,501	$(23,334)

(1)
Included in the assessment of hedge effectiveness at September 30, 2013, but excluded from the amounts in the table, were losses of $3.1 million and $8.0 million for the three and nine months ended September 30, 2013, respectively, attributable to the fair value of the swaps at the inception of the hedging relationship. Accordingly, the amounts recognized as hedge ineffectiveness for the three and nine months ended September 30, 2013 were losses of $0.1 million and gains of $0.5 million, respectively. The comparable amounts at September 30, 2012 were losses of $3.0 million for the three and nine months ended September 30, 2012 attributable to the fair value of the swaps at the inception of the hedging relationship and, accordingly, gains of $0.2 million for the three and nine months ended September 30, 2012 attributable to hedge ineffectiveness.

Effective June 30, 2013, Farmer Mac discontinued hedge accounting for one fair value hedge with a notional amount of $50 million and a maturity date in December 2013 due to it no longer qualifying as an effective hedge. The impact of the discontinuation is immaterial to Farmer Mac's financial statements.

As of September 30, 2013, Farmer Mac had outstanding basis swaps with Zions First National Bank, a related party, with a total notional amount of $29.3 million and a fair value of $(0.3) million, compared to $49.3 million and $(0.7) million, respectively, as of December 31, 2012.  Under the terms of those basis swaps, Farmer Mac pays Constant Maturity Treasury-based rates and receives LIBOR.  Those swaps hedge most of the interest rate basis risk related to loans Farmer Mac purchases that pay a Constant Maturity Treasury-based rate and the discount notes Farmer Mac issues to fund the loan purchases.  The pricing of discount notes is closely correlated to LIBOR rates.  Farmer Mac recorded unrealized gains on those outstanding basis swaps for the three and nine months ended September 30, 2013 of $0.1 million and $0.4 million, respectively, and $0.1 million and $0.5 million, respectively, for the same periods in 2012.

5.	LOANS AND ALLOWANCE FOR LOSSES

Loans

Farmer Mac classifies loans as either held for investment or held for sale. Loans held for investment are recorded at the unpaid principal balance, net of unamortized premium or discount and other cost adjustments. Loans held for sale are reported at the lower of cost or fair value determined on a pooled basis. The following table displays the composition of the loan balances as of September 30, 2013 and December 31, 2012:

Table 5.1

	September 30, 2013			December 31, 2012
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Farm & Ranch	$1,773,782	$176,921	$1,950,703	$1,519,415	$160,436	$1,679,851
Rural Utilities	663,533	354,241	1,017,774	663,097	368,848	1,031,945
Total unpaid principal balance (1)	2,437,315	531,162	2,968,477	2,182,512	529,284	2,711,796
Unamortized premiums, discounts and other cost basis adjustments	(1,663)	32,693	31,030	981	34,291	35,272
Lower of cost or fair value adjustment on loans held for sale	—	—	—	(5,943)	—	(5,943)
Total loans	$2,435,652	$563,855	$2,999,507	$2,177,550	$563,575	$2,741,125

Loans held for investment, at amortized cost	$2,435,652	$563,855	$2,999,507	$1,503,559	$563,575	$2,067,134
Loans held for sale, at lower of cost or fair value	—	—	—	673,991	—	673,991
Total loans	2,435,652	563,855	2,999,507	2,177,550	563,575	2,741,125
Allowance for loan losses	(6,636)	(233)	(6,869)	(10,986)	(365)	(11,351)
Total loans, net of allowance	$2,429,016	$563,622	$2,992,638	$2,166,564	$563,210	$2,729,774

(1)
Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business. See "Management's Discussion and Analysis—Results of Operations—Business Volume."

Allowance for Losses

Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held and loans underlying long-term standby purchase commitments ("LTSPCs") and Farmer Mac Guaranteed Securities.  As of September 30, 2013 and December 31, 2012, Farmer Mac recorded allowances for losses of $13.4 million and $16.9 million, respectively. No allowance for losses has been provided for the USDA Guarantees and Rural Utilities lines of business and Farm & Ranch AgVantage securities as of September 30, 2013 and December 31, 2012.  See Note 3 and Note 6 for more information about Farmer Mac Guaranteed Securities.  Farmer Mac's allowance for losses is presented in two components on its consolidated balance sheets:

•	an "Allowance for loan losses" on loans held; and

•	a "Reserve for losses" on loans underlying LTSPCs and Farmer Mac Guaranteed Securities.

The following is a summary of the changes in the allowance for losses for the three and nine months ended September 30, 2013 and 2012:

Table 5.2

	September 30, 2013			September 30, 2012
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
For the Three Months Ended:
Beginning Balance	$7,368	$6,110	$13,478	$9,361	$8,779	$18,140
(Release of)/provision for losses	(499)	463	(36)	137	(43)	94
Charge-offs	—	—	—	(448)	—	(448)
Ending Balance	$6,869	$6,573	$13,442	$9,050	$8,736	$17,786

For the Nine Months Ended:
Beginning Balance	$11,351	$5,539	$16,890	$10,161	$7,355	$17,516
(Release of)/provision for losses	(598)	1,034	436	(663)	1,381	718
Charge-offs	(3,884)	—	(3,884)	(448)	—	(448)
Ending Balance	$6,869	$6,573	$13,442	$9,050	$8,736	$17,786

During third quarter 2013, Farmer Mac recorded releases to its allowance for loan losses of $0.5 million and provisions to its reserve for losses of $0.5 million. Farmer Mac recorded no charge-offs to its allowance for loan losses during third quarter 2013. The charge-offs recorded for the nine months ended September 30, 2013 included a $3.6 million charge-off related to one ethanol loan that transitioned to real estate owned ("REO") during first quarter 2013 and for which Farmer Mac had previously provided a specific allowance. During third quarter 2012, Farmer Mac recorded provisions to its allowance for loan losses of $0.1 million and releases to its reserve for losses of $43,000, and charged off $0.4 million of losses upon acquisition of REO or upon liquidation.

The following tables present the changes in the allowance for losses for the three and nine months ended September 30, 2013 and 2012 by commodity type:

Table 5.3

	September 30, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$2,405	$2,168	$1,279	$425	$7,196	$5	$13,478
(Release of)/provision for losses	(225)	(105)	(84)	13	364	1	(36)
Charge-offs	—	—	—	—	—	—	—
Ending Balance	$2,180	$2,063	$1,195	$438	$7,560	$6	$13,442

For the Nine Months Ended:
Beginning Balance	$2,589	$2,316	$1,534	$784	$9,661	$6	$16,890
(Release of)/provision for losses	(409)	(64)	(339)	(276)	1,524	—	436
Charge-offs	—	(189)	—	(70)	(3,625)	—	(3,884)
Ending Balance	$2,180	$2,063	$1,195	$438	$7,560	$6	$13,442

	September 30, 2012
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$4,281	$2,522	$1,471	$557	$9,302	$7	$18,140
(Release of)/provision for losses	(305)	176	(129)	192	161	(1)	94
Charge-offs	—	(375)	—	(73)	—	—	(448)
Ending Balance	$3,976	$2,323	$1,342	$676	$9,463	$6	$17,786

For the Nine Months Ended:
Beginning Balance	$4,133	$3,099	$1,697	$477	$8,106	$4	$17,516
(Release of)/provision for losses	(157)	(401)	(355)	272	1,357	2	718
Charge-offs	—	(375)	—	(73)	—	—	(448)
Ending Balance	$3,976	$2,323	$1,342	$676	$9,463	$6	$17,786

The following tables present the unpaid principal balances of loans held and loans underlying LTSPCs and Farmer Mac Guaranteed Securities and the related allowance for losses by impairment method and commodity type as of September 30, 2013 and December 31, 2012:

Table 5.4

	As of September 30, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$1,231,014	$281,773	$280,286	$42,653	$39,690	$559	$1,875,975
Off-balance sheet	1,277,905	588,589	945,021	114,311	139,937	8,867	3,074,630
Total	$2,508,919	$870,362	$1,225,307	$156,964	$179,627	$9,426	$4,950,605
Individually evaluated for impairment:
On-balance sheet	$21,013	$32,149	$11,060	$10,391	$—	$115	$74,728
Off-balance sheet	1,991	3,102	3,222	2,100	—	—	10,415
Total	$23,004	$35,251	$14,282	$12,491	$—	$115	$85,143
Total Farm & Ranch loans:
On-balance sheet	$1,252,027	$313,922	$291,346	$53,044	$39,690	$674	$1,950,703
Off-balance sheet	1,279,896	591,691	948,243	116,411	139,937	8,867	3,085,045
Total	$2,531,923	$905,613	$1,239,589	$169,455	$179,627	$9,541	$5,035,748
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$1,302	$330	$338	$25	$2,569	$—	$4,564
Off-balance sheet	397	203	673	44	4,991	4	6,312
Total	$1,699	$533	$1,011	$69	$7,560	$4	$10,876
Individually evaluated for impairment:
On-balance sheet	$379	$1,483	$119	$324	$—	$—	$2,305
Off-balance sheet	102	47	65	45	—	2	261
Total	$481	$1,530	$184	$369	$—	$2	$2,566
Total Farm & Ranch loans:
On-balance sheet	$1,681	$1,813	$457	$349	$2,569	$—	$6,869
Off-balance sheet	499	250	738	89	4,991	6	6,573
Total	$2,180	$2,063	$1,195	$438	$7,560	$6	$13,442

	As of December 31, 2012
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$977,564	$260,047	$268,869	$50,287	$42,812	$—	$1,599,579
Off-balance sheet	1,169,710	584,880	1,002,164	136,482	144,637	11,000	3,048,873
Total	$2,147,274	$844,927	$1,271,033	$186,769	$187,449	$11,000	$4,648,452
Individually evaluated for impairment:
On-balance sheet	$22,002	$29,647	$11,511	$12,660	$4,337	$115	$80,272
Off-balance sheet	2,073	7,958	5,197	2,436	—	901	18,565
Total	$24,075	$37,605	$16,708	$15,096	$4,337	$1,016	$98,837
Total Farm & Ranch loans:
On-balance sheet	$999,566	$289,694	$280,380	$62,947	$47,149	$115	$1,679,851
Off-balance sheet	1,171,783	592,838	1,007,361	138,918	144,637	11,901	3,067,438
Total	$2,171,349	$882,532	$1,287,741	$201,865	$191,786	$12,016	$4,747,289
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$1,406	$586	$499	$46	$2,265	$—	$4,802
Off-balance sheet	476	215	680	57	3,996	5	5,429
Total	$1,882	$801	$1,179	$103	$6,261	$5	$10,231
Individually evaluated for impairment:
On-balance sheet	$684	$1,465	$335	$665	$3,400	$—	$6,549
Off-balance sheet	23	50	20	16	—	1	110
Total	$707	$1,515	$355	$681	$3,400	$1	$6,659
Total Farm & Ranch loans:
On-balance sheet	$2,090	$2,051	$834	$711	$5,665	$—	$11,351
Off-balance sheet	499	265	700	73	3,996	6	5,539
Total	$2,589	$2,316	$1,534	$784	$9,661	$6	$16,890

The following tables present by commodity type the unpaid principal balances, recorded investment, and specific allowance for losses related to impaired loans and the recorded investment in loans on nonaccrual status as of September 30, 2013 and December 31, 2012:

Table 5.5

	As of September 30, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$5,636	$13,590	$7,175	$1,665	$—	$—	$28,066
Unpaid principal balance	5,554	13,528	7,094	1,652	—	—	27,828
With a specific allowance:
Recorded investment (1)	18,379	23,756	7,331	10,927	—	119	60,512
Unpaid principal balance	17,450	21,723	7,188	10,839	—	115	57,315
Associated allowance	481	1,530	184	369	—	2	2,566
Total:
Recorded investment	24,015	37,346	14,506	12,592	—	119	88,578
Unpaid principal balance	23,004	35,251	14,282	12,491	—	115	85,143
Associated allowance	481	1,530	184	369	—	2	2,566

Recorded investment of loans on nonaccrual status (2)	$10,647	$16,158	$5,473	$5,986	$—	$—	$38,264

(1)
Impairment analysis was performed in the aggregate in consideration of similar risk characteristics of the assets and historical statistics on $53.6 million (61 percent) of impaired loans as of September 30, 2013, which resulted in a specific reserve of $1.3 million.

(2)	Includes $5.6 million of loans that are less than 90 days delinquent but which have not met Farmer Mac's performance criteria for returning to accrual status.

	As of December 31, 2012
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$7,295	$11,652	$7,644	$3,140	$—	$907	$30,638
Unpaid principal balance	7,247	11,509	7,489	3,090	—	901	30,236
With a specific allowance:
Recorded investment (1)	17,214	26,567	9,360	12,118	4,337	117	69,713
Unpaid principal balance	16,829	26,095	9,219	12,007	4,337	114	68,601
Associated allowance	706	1,515	355	682	3,400	1	6,659
Total:
Recorded investment	24,509	38,219	17,004	15,258	4,337	1,024	100,351
Unpaid principal balance	24,076	37,604	16,708	15,097	4,337	1,015	98,837
Associated allowance	706	1,515	355	682	3,400	1	6,659

Recorded investment of loans on nonaccrual status (2)	$11,888	$15,789	$5,141	$8,180	$4,337	$—	$45,335

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

The following table presents by commodity type the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2013 and 2012:

Table 5.6

	September 30, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
For the Three Months Ended:
Average recorded investment in impaired loans	$27,311	$37,340	$15,252	$11,909	$—	$119	$91,931
Income recognized on impaired loans	248	169	38	87	—	—	542

For the Nine Months Ended:
Average recorded investment in impaired loans	$29,570	$42,041	$16,579	$13,053	$1,084	$571	$102,898
Income recognized on impaired loans	651	666	230	359	—	—	1,906

	September 30, 2012
	Crops	Permanent Plantings	Livestock		Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
For the Three Months Ended:
Average recorded investment in impaired loans	$31,490	$34,566	$17,643		$16,526	$4,449	$1,033	$105,707
Income recognized on impaired loans	72	1,015	94		76	—	—	1,257

For the Nine Months Ended:
Average recorded investment in impaired loans	$29,583	$34,284	$14,973		$16,127	$4,785	$1,035	$100,787
Income recognized on impaired loans	213	1,691	210	—	250	—	—	2,364

A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a troubled debt restructuring ("TDR"). Farmer Mac has granted a concession when, as a result of the restructuring, it does not expect to collect all amounts due in a timely manner, including interest accrued at the original contract rate. In making its determination of whether a borrower is experiencing financial difficulties, Farmer Mac considers several factors, including whether (1) the borrower has declared or is in the process of declaring bankruptcy, (2) there is substantial doubt as to whether the borrower will continue to be a going concern, and (3) the borrower can obtain funds from other sources at an effective interest rate at or near a current market interest rate for debt with similar risk characteristics. Farmer Mac evaluates TDRs similarly to other impaired loans for purposes of the allowance for losses. For the three and nine months ended September 30, 2013, the recorded investment of loans determined to be TDRs was $0.2 million and $1.1 million, respectively, before restructuring and $0.2 million and $1.1 million, respectively, after restructuring. For the three and nine months ended September 30, 2012, the recorded investment of loans determined to be TDRs was $0.4 million and $1.5 million, respectively, before restructuring and $0.4 million and $1.7 million, respectively, after restructuring. As of September 30, 2013, there was one TDR identified during the previous 12 months that was in default, under the modified terms, with a recorded investment of $0.2 million. The impact of TDRs on Farmer Mac's allowance for loan losses for both the three and nine months ended September 30, 2013 was a provision of $0.1 million.

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

During the three and nine months ended September 30, 2013, Farmer Mac purchased 3 defaulted loans having an unpaid principal balance of $0.6 million and 11 defaulted loans having an unpaid principal balance of $6.7 million, respectively, from pools underlying Farm & Ranch Farmer Mac Guaranteed Securities and LTSPCs.  During the three and nine months ended September 30, 2012, Farmer Mac purchased 7 defaulted loans having an unpaid principal balance of $7.2 million and 12 defaulted loans having an unpaid principal balance of $11.0 million, respectively, from pools underlying Farm & Ranch Farmer Mac Guaranteed Securities and LTSPCs.

The following tables present information related to Farmer Mac's acquisition of defaulted loans for the three and nine months ended September 30, 2013 and 2012 and the outstanding balances and carrying amounts of all such loans as of September 30, 2013 and December 31, 2012:

Table 5.7

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in thousands)
Unpaid principal balance at acquisition date:
Loans underlying LTSPCs	$—	$432	$37	$2,962
Loans underlying Farmer Mac Guaranteed Securities	629	6,742	6,667	8,069
Total unpaid principal balance at acquisition date	629	7,174	6,704	11,031
Contractually required payments receivable	678	7,373	6,907	11,230
Impairment recognized subsequent to acquisition	—	367	447	382
Recovery/release of allowance for defaulted loans	57	46	946	979

	September 30, 2013	December 31, 2012
	(in thousands)
Outstanding balance	$37,687	$41,737
Carrying amount	33,481	33,798

Net credit losses and 90-day delinquencies as of and for the periods indicated for loans held and loans underlying Farm & Ranch Farmer Mac Guaranteed Securities and LTSPCs are presented in the table below. Information is not presented for loans underlying Farm & Ranch AgVantage securities and the USDA Guarantees and Rural Utilities lines of business.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.

As of September 30, 2013, there were no probable losses inherent in Farmer Mac's AgVantage securities due to the credit quality of the obligors, as well as the underlying collateral.  To date, Farmer Mac has not experienced any credit losses on any Farm & Ranch AgVantage securities. All USDA Guaranteed Securities, including those that collateralize the Farmer Mac Guaranteed Securities issued in Farmer Mac's USDA Guarantees line of business, are guaranteed by the USDA. Each USDA guarantee that covers a USDA Guaranteed Security is an obligation backed by the full faith and credit of the United States. As of September 30, 2013, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any of those USDA Guaranteed Securities, including those underlying Farmer Mac Guaranteed Securities. As of September 30, 2013, there were no delinquencies and no probable losses inherent in Farmer Mac's rural utilities loans held or in any Farmer Mac Guaranteed Securities – Rural Utilities.  As of September 30, 2013, Farmer Mac has not experienced credit losses on any rural utilities loans held or on any Farmer Mac Guaranteed Securities – Rural Utilities.

Table 5.8

	90-Day Delinquencies (1)		Net Credit Losses/(Recoveries)
	As of		For the Nine Months Ended
	September 30, 2013	December 31, 2012	September 30, 2013	September 30, 2012
	(in thousands)
On-balance sheet assets:
Farm & Ranch:
Loans	$32,711	$29,592	$2,825	$199
Total on-balance sheet	$32,711	$29,592	$2,825	$199
Off-balance sheet assets:
Farm & Ranch:
LTSPCs	$331	$3,671	$—	$—
Total off-balance sheet	$331	$3,671	$—	$—
Total	$33,042	$33,263	$2,825	$199

(1)
Includes loans and loans underlying Farm & Ranch Farmer Mac Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, restructured after delinquency, and in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

Of the $32.7 million and $29.6 million of on-balance sheet loans reported as 90-day delinquencies as of September 30, 2013 and December 31, 2012, respectively, $1.4 million and $4.6 million, respectively, are loans subject to "removal-of-account" provisions.

Credit Quality Indicators

Farmer Mac analyzes credit risk related to loans held and loans underlying LTSPCs and Farm & Ranch Farmer Mac Guaranteed Securities (excluding AgVantage securities) based on internally assigned loan scores (i.e., risk ratings) that are derived by taking into consideration such factors as historical repayment performance, indicators of current financial condition, loan seasoning, loan size, and loan-to-value ratio. Loans are then classified into one of the following asset categories based on their underlying risk rating: acceptable; other assets especially mentioned; and substandard. Farmer Mac believes this analysis provides meaningful information regarding the credit risk profile of its Farm & Ranch portfolio as of each quarterly reporting period end date.

Farmer Mac also uses 90-day delinquency information to evaluate its credit risk exposure on these assets because historically it has been the best measure of borrower credit quality deterioration. Most of the loans held and underlying LTSPCs and Farm & Ranch Farmer Mac Guaranteed Securities have annual (January 1) or semi-annual (January 1 and July 1) payment dates and are supported by less frequent and less predictable revenue sources, such as the cash flows generated from the maturation of crops, sales of livestock, and government farm support programs.  Taking into account the reduced frequency of payment due dates and revenue sources, Farmer Mac considers 90-day delinquency to be the most significant observation point when evaluating delinquency information.

The following tables present credit quality indicators related to Farm & Ranch loans held and loans underlying LTSPCs and Farm & Ranch Farmer Mac Guaranteed Securities (excluding AgVantage securities) as of September 30, 2013 and December 31, 2012:

Table 5.9

	As of September 30, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade (1)
On-balance sheet:
Acceptable	$1,228,416	$273,869	$277,058	$41,222	$11,248	$559	$1,832,372
Other assets especially mentioned ("OAEM") (2)	2,598	7,904	3,228	1,431	9,831	—	24,992
Substandard (2)	21,013	32,149	11,060	10,391	18,611	115	93,339
Total on-balance sheet	$1,252,027	$313,922	$291,346	$53,044	$39,690	$674	$1,950,703
Off-Balance Sheet:
Acceptable	$1,249,498	$567,479	$874,604	$109,056	$100,655	$8,176	$2,909,468
Other assets especially mentioned ("OAEM") (2)	6,639	10,381	38,892	2,038	18,798	585	77,333
Substandard (2)	23,759	13,831	34,747	5,317	20,484	106	98,244
Total off-balance sheet	$1,279,896	$591,691	$948,243	$116,411	$139,937	$8,867	$3,085,045
Total Ending Balance:
Acceptable	$2,477,914	$841,348	$1,151,662	$150,278	$111,903	$8,735	$4,741,840
Other assets especially mentioned ("OAEM") (2)	9,237	18,285	42,120	3,469	28,629	585	102,325
Substandard (2)	44,772	45,980	45,807	15,708	39,095	221	191,583
Total	$2,531,923	$905,613	$1,239,589	$169,455	$179,627	$9,541	$5,035,748

Commodity analysis of past due loans (1)
On-balance sheet	$5,799	$17,001	$6,537	$3,255	$—	$119	$32,711
Off-balance sheet	220	39	—	72	—	—	331
90-days or more past due	$6,019	$17,040	$6,537	$3,327	$—	$119	$33,042

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

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

Concentrations of Credit Risk

The following table sets forth the geographic and commodity/collateral diversification, as well as the range of original loan-to-value ratios, for all Farm & Ranch loans held and loans underlying Farm & Ranch Farmer Mac Guaranteed Securities (excluding AgVantage securities) and LTSPCs as of September 30, 2013 and December 31, 2012:

Table 5.10

	September 30, 2013	December 31, 2012
	(in thousands)
By commodity/collateral type:
Crops	$2,531,923	$2,171,349
Permanent plantings	905,613	882,532
Livestock	1,239,589	1,287,741
Part-time farm	169,455	201,865
Ag. Storage and Processing (including ethanol facilities)	179,627	191,786
Other	9,541	12,016
Total	$5,035,748	$4,747,289
By geographic region (1):
Northwest	$477,582	$456,522
Southwest	1,751,921	1,781,822
Mid-North	1,618,632	1,298,148
Mid-South	602,125	589,418
Northeast	236,644	261,756
Southeast	348,844	359,623
Total	$5,035,748	$4,747,289
By original loan-to-value ratio:
0.00% to 40.00%	$1,316,912	$1,338,715
40.01% to 50.00%	1,046,710	851,980
50.01% to 60.00%	1,389,189	1,296,225
60.01% to 70.00%	1,129,331	1,091,427
70.01% to 80.00%	113,787	122,259
80.01% to 90.00%	39,819	46,683
Total	$5,035,748	$4,747,289

(1)
Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN). Amounts by geographic region as of December 31, 2012 have been restated to reflect the current regional classifications.

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

Farmer Mac offers two credit enhancement alternatives to direct loan purchases that allow approved lenders the ability to retain the cash flow benefits of their loans and increase their liquidity and lending capacity: (1) Farmer Mac Guaranteed Securities, which are available through the Farm & Ranch, the USDA Guarantees, or the Rural Utilities lines of business, and (2) LTSPCs, which are available through the Farm & Ranch or the Rural Utilities lines of business. Farmer Mac records, at the inception of a guarantee, a liability for the fair value of its obligation to stand ready to perform under the terms of each guarantee and an asset that is equal to the fair value of the fees that will be received over the life of each guarantee. The fair values of the guarantee obligation and asset at inception are based on the present value of expected cash flows using management's best estimate of certain key assumptions, which include prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. Because the cash flows of these instruments may be interest rate path dependent, these values and projected discount rates are derived using a Monte Carlo simulation model. The guarantee obligation and corresponding asset are subsequently amortized into guarantee and commitment fee income in relation to the decline in the unpaid principal balance on the underlying agricultural real estate mortgage and rural utilities loans.

Off-Balance Sheet Farmer Mac Guaranteed Securities

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of September 30, 2013 and December 31, 2012, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans:

Table 6.1

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	September 30, 2013	December 31, 2012
	(in thousands)
Farm & Ranch:
Farmer Mac Guaranteed Securities - AgVantage	$970,000	$970,000
Farmer Mac Guaranteed Securities	801,704	911,370
USDA Guarantees:
Farmer Mac Guaranteed Securities	21,094	29,658
Rural Utilities:
Farmer Mac Guaranteed Securities - AgVantage	12,667	12,669
Total off-balance sheet Farmer Mac Guaranteed Securities	$1,805,465	$1,923,697

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  The following table summarizes the significant cash flows received from and paid to trusts used for Farmer Mac securitizations:

Table 6.2

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
	(in thousands)
Proceeds from new securitizations	$64,609	$29,334
Guarantee fees received	3,572	3,344
Purchases of assets from the trusts	(6,667)	(8,069)

Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $14.0 million as of September 30, 2013 and $15.8 million as of December 31, 2012. As of September 30, 2013 and December 31, 2012, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 12.9 years and 13.4 years, respectively.  As of September 30, 2013 and December 31, 2012, the weighted-average remaining maturity of the off-balance sheet AgVantage securities was 3.7 years and 4.7 years.

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

The maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans, was $2.3 billion as of September 30, 2013 and $2.2 billion as of December 31, 2012.

As of September 30, 2013 and December 31, 2012, the weighted-average remaining maturity of all loans underlying LTSPCs was 13.9 years and 13.6 years, respectively.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the consolidated balance sheet.  This liability approximated $26.1 million as of September 30, 2013 and $22.0 million as of December 31, 2012.

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

During each of the first three quarters of 2013, Farmer Mac paid a quarterly dividend of $0.12 per share on all classes of its common stock. During each quarter of 2012, Farmer Mac paid quarterly dividends of $0.10 per share on all classes of its common stock.  Farmer Mac's ability to declare and pay dividends on common stock could be restricted if it failed to comply with regulatory capital requirements.

Preferred Stock

On January 17, 2013, Farmer Mac issued 2.4 million shares of 5.875 percent Non-Cumulative Preferred Stock, Series A (the "Series A Preferred Stock"). The Series A Preferred Stock has a par value of $25.00 per share, a liquidation preference of $25.00 per share, and an annual dividend rate of 5.875 percent. Dividends on the Series A Preferred Stock are non-cumulative, so dividends that are not declared for a payment date will not accrue. Farmer Mac incurred $1.7 million of direct costs related to the issuance of Series A Preferred Stock. Farmer Mac used the proceeds from the sale of the Series A Preferred Stock to redeem and retire the outstanding shares of Series C Non-Voting Cumulative Preferred Stock ("Series C Preferred Stock"). As of September 30, 2013, Farmer Mac had 2.4 million shares of Series A Preferred Stock outstanding. As of December 31, 2012, Farmer Mac had 57,578 shares of Series C Preferred Stock outstanding. Prior to its redemption, dividends on Series C Preferred Stock compounded quarterly at an annual rate of 5.0 percent of the then-applicable liquidation preference per share, with the annual rate scheduled to increase to (1) 7.0 percent on January 1 following the fifth anniversary of the applicable issue date and (2) 9.0 percent on January 1 following the tenth anniversary of the applicable issue date.

Farmer Mac's ability to declare and pay dividends on its preferred stock could be restricted if it failed to comply with regulatory capital requirements. Farmer Mac's preferred stock is included as a component of core capital for regulatory and statutory capital compliance measurements.

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

Dividends on the Farmer Mac II LLC Preferred Stock will be payable if, when, and as declared by Farmer Mac II LLC's board of directors, quarterly, on a non-cumulative basis, on March 30, June 30, September 30, and December 30 of each year.  For each quarterly period from the date of issuance to but excluding the payment date occurring on March 30, 2015, the dividend rate on the Farmer Mac II LLC Preferred Stock will be 8.875 percent per year.  For each quarterly period from March 30, 2015 to but excluding the payment date occurring on March 30, 2020, the dividend rate on the Farmer Mac II LLC Preferred Stock will be 10.875 percent per year.  For each quarterly period beginning on March 30, 2020, the dividend rate on the Farmer Mac II LLC Preferred Stock will be an annual rate equal to three-month LIBOR plus 8.211 percent.  Dividends on the Farmer Mac II LLC Preferred Stock are non-cumulative, so dividends that are not declared for a payment date will not accrue.  The Farmer Mac II LLC Preferred Stock is permanent equity of Farmer Mac II LLC and is presented as "Non-controlling interest – preferred stock" within permanent equity on the consolidated balance sheets of Farmer Mac. Farmer Mac II LLC incurred $8.1 million of direct costs related to the issuance of the Farmer Mac II LLC Preferred Stock, which reduced the amount of non-controlling interest – preferred stock.  The accrual of declared dividends is presented as "Net income attributable to non-controlling interest – preferred stock dividends" on the consolidated statements of operations on a pre-tax basis.  The consolidated tax benefit is included in income tax expense. Farmer Mac II LLC may redeem the preferred stock on March 30 of 2015, 2016, 2017, 2018, and 2019 and on any payment date on or after March 30, 2020, in whole or in part, at a cash redemption price equal to the liquidation preference.

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

As of September 30, 2013, Farmer Mac's minimum and critical capital requirements were $389.5 million and $194.7 million, respectively, and its actual core capital level was $578.4 million, which was $188.9 million above the minimum capital requirement and $383.7 million above the critical capital requirement as of that date.  As of December 31, 2012, Farmer Mac's minimum and critical capital requirements were $374.0 million and $187.0 million, respectively, and its actual core capital level was

$519.0 million, which was $145.0 million above the minimum capital requirement and $332.0 million above the critical capital requirement as of that date.

Based on the risk-based capital stress test, Farmer Mac's risk-based capital requirement as of September 30, 2013 was $70.9 million, and Farmer Mac's regulatory capital (core capital plus the allowance for losses) of $591.9 million exceeded that amount by approximately $521.0 million.  As of December 31, 2012, Farmer Mac's risk-based capital requirement was $58.1 million, and Farmer Mac's regulatory capital of $535.9 million exceeded that amount by approximately $477.8 million.

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

As of September 30, 2013, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $6.8 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., Level 3).  These financial instruments measured as Level 3 represented 52 percent of total assets and 73 percent of financial instruments measured at fair value as of September 30, 2013. As of December 31, 2012, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $7.1 billion whose fair values were estimated by management in the absence of readily determinable fair values.  These financial instruments measured as Level 3 represented 56 percent of total assets and 73 percent of financial instruments measured at fair value as of December 31, 2012.

Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period.  There were no transfers within the fair value hierarchy for fair value measurements of Farmer Mac's investment securities, Farmer Mac Guaranteed Securities, and USDA Guaranteed Securities, and financial derivatives during the first nine months of 2013 and 2012.

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2013 and December 31, 2012, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Table 8.1

Assets and Liabilities Measured at Fair Value as of September 30, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$65,088	$65,088
Floating rate asset-backed securities	—	163,696	—	163,696
Floating rate corporate debt securities	—	114,773	—	114,773
Fixed rate corporate debt securities	—	65,188	—	65,188
Floating rate Government/GSE guaranteed mortgage-backed securities	—	751,493	214	751,707
Fixed rate GSE guaranteed mortgage-backed securities	—	9,141	—	9,141
Floating rate GSE subordinated debt	—	63,385	—	63,385
Fixed rate GSE preferred stock	—	83,455	—	83,455
Fixed rate taxable municipal bonds	—	26,744	—	26,744
Floating rate senior agency debt	—	25,011	—	25,011
Fixed rate senior agency debt	—	326,767	—	326,767
Fixed rate U.S. Treasuries	807,180	—	—	807,180
Total available-for-sale	807,180	1,629,653	65,302	2,502,135
Trading:
Floating rate asset-backed securities	—	—	977	977
Total trading	—	—	977	977
Total Investment Securities	807,180	1,629,653	66,279	2,503,112
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farm & Ranch	—	—	3,598,523	3,598,523
USDA Guarantees	—	—	25,708	25,708
Rural Utilities	—	—	1,514,525	1,514,525
Total Farmer Mac Guaranteed Securities	—	—	5,138,756	5,138,756
USDA Guaranteed Securities:
Available-for-sale	—	—	1,566,691	1,566,691
Trading	—	—	62,319	62,319
Total USDA Guaranteed Securities	—	—	1,629,010	1,629,010
Financial derivatives	—	19,676	—	19,676
Total Assets at fair value	$807,180	$1,649,329	$6,834,045	$9,290,554
Liabilities:
Financial derivatives	$—	$91,116	$329	$91,445
Total Liabilities at fair value	$—	$91,116	$329	$91,445
Nonrecurring:
Assets:
Loans held for investment	$—	$—	$5,584	$5,584
REO	—	—	2,080	2,080
Total Nonrecurring Assets at fair value	$—	$—	$7,664	$7,664

Assets and Liabilities Measured at Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
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

Table 8.2

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended September 30, 2013
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/ (Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$65,088	$—	$—	$—	$—	$—	$65,088
Floating rate Government/GSE guaranteed mortgage-backed securities	222	—	—	(8)	—	—	214
Total available-for-sale	65,310	—	—	(8)	—	—	65,302
Trading:
Floating rate asset-backed securities (1)	1,064	—	—	(156)	69	—	977
Total trading	1,064	—	—	(156)	69	—	977
Total Investment Securities	66,374	—	—	(164)	69	—	66,279
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farm & Ranch	3,498,474	103,500	—	(1,886)	2,996	(4,561)	3,598,523
USDA Guarantees	25,794	—	—	(414)	—	328	25,708
Rural Utilities	1,534,585	250,000	—	(256,636)	—	(13,424)	1,514,525
Total Farmer Mac Guaranteed Securities	5,058,853	353,500	—	(258,936)	2,996	(17,657)	5,138,756
USDA Guaranteed Securities:
Available-for-sale	1,543,764	70,372	—	(48,380)	—	935	1,566,691
Trading (2)	73,592	—	—	(10,578)	(695)	—	62,319
Total USDA Guaranteed Securities	1,617,356	70,372	—	(58,958)	(695)	935	1,629,010
Total Assets at fair value	$6,742,583	$423,872	$—	$(318,058)	$2,370	$(16,722)	$6,834,045
Liabilities:
Financial derivatives (3)	$(390)	$—	$—	$—	$61	$—	$(329)
Total Liabilities at fair value	$(390)	$—	$—	$—	$61	$—	$(329)

(1)	Unrealized gains are attributable to assets still held as of September 30, 2013 and are recorded in "Losses on trading assets."

(2)	Includes unrealized losses of $0.4 million attributable to assets still held as of September 30, 2013 that are recorded in "Losses on trading assets."

(3)	Unrealized gains are attributable to liabilities still held as of September 30, 2013 and are recorded in "Gains/(losses) on financial derivatives and hedging activities."

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended September 30, 2012
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/ (Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$59,707	$—	$—	$—	$—	$327	$60,034
Total available-for-sale	59,707	—	—	—	—	327	60,034
Trading:
Floating rate asset-backed securities (1)	1,430	—	—	(137)	51	—	1,344
Total trading	1,430	—	—	(137)	51	—	1,344
Total Investment Securities	61,137	—	—	(137)	51	327	61,378
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farm & Ranch	3,223,332	201,000	—	(1,809)	8,378	687	3,431,588
USDA Guarantees	29,899	—	—	(335)	—	411	29,975
Rural Utilities	1,191,236	250,000	—	(250,000)	—	(4,292)	1,186,944
Total Farmer Mac Guaranteed Securities	4,444,467	451,000	—	(252,144)	8,378	(3,194)	4,648,507
USDA Guaranteed Securities:
Available-for-sale	1,418,638	114,974	—	(68,516)	—	2,945	1,468,041
Trading (2)	146,825	—	—	(23,746)	(492)	—	122,587
Total USDA Guaranteed Securities	1,565,463	114,974	—	(92,262)	(492)	2,945	1,590,628
Total Assets at fair value	$6,071,067	$565,974	$—	$(344,543)	$7,937	$78	$6,300,513
Liabilities:
Financial derivatives (3)	$(967)	$—	$—	$—	$87	$—	$(880)
Total Liabilities at fair value	$(967)	$—	$—	$—	$87	$—	$(880)

(1)	Unrealized gains are attributable to assets still held as of September 30, 2012 and are recorded in "Losses on trading assets."

(2)	Includes unrealized losses of $0.4 million attributable to assets still held as of September 30, 2012 that are recorded in "Losses on trading assets."

(3)	Unrealized gains are attributable to liabilities still held as of September 30, 2012 and are recorded in "Gains/(losses) on financial derivatives and hedging activities."

Level 3 Assets and Liabilities Measured at Fair Value for the Nine Months Ended September 30, 2013
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/ (Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$63,159	$—	$—	$—	$—	$1,929	$65,088
Floating rate Government/GSE guaranteed mortgage-backed securities	—	233	—	(17)	—	(2)	214
Total available-for-sale	63,159	233	—	(17)	—	1,927	65,302
Trading:
Floating rate asset-backed securities (1)	1,247	—	—	(656)	386	—	977
Total trading	1,247	—	—	(656)	386	—	977
Total Investment Securities	64,406	233	—	(673)	386	1,927	66,279
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farm & Ranch	3,426,489	403,500	—	(203,103)	(14,872)	(13,491)	3,598,523
USDA Guarantees	26,681	—	—	(1,312)	—	339	25,708
Rural Utilities	1,313,088	575,000	—	(339,871)	—	(33,692)	1,514,525
Total Farmer Mac Guaranteed Securities	4,766,258	978,500	—	(544,286)	(14,872)	(46,844)	5,138,756
USDA Guaranteed Securities:
Available-for-sale	1,486,595	303,456	—	(193,946)	—	(29,414)	1,566,691
Trading (2)	104,188	—	—	(40,740)	(1,129)	—	62,319
Total USDA Guaranteed Securities	1,590,783	303,456	—	(234,686)	(1,129)	(29,414)	1,629,010
Total Assets at fair value	$6,421,447	$1,282,189	$—	$(779,645)	$(15,615)	$(74,331)	$6,834,045
Liabilities:
Financial derivatives (3)	$(691)	$—	$—	$—	$362	$—	$(329)
Total Liabilities at fair value	$(691)	$—	$—	$—	$362	$—	$(329)

(1)	Unrealized gains are attributable to assets still held as of September 30, 2013 and are recorded in "Losses on trading assets."

(2)	Includes unrealized losses of $0.5 million attributable to assets still held as of September 30, 2013 that are recorded in "Losses on trading assets."

(3)	Unrealized gains are attributable to liabilities still held as of September 30, 2013 and are recorded in "Gains/(losses) on financial derivatives and hedging activities."

Level 3 Assets and Liabilities Measured at Fair Value for the Nine Months Ended September 30, 2012
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/ (Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$60,213	$—	$—	$—	$—	$(179)	$60,034
Total available-for-sale	60,213	—	—	—	—	(179)	60,034
Trading:
Floating rate asset-backed securities (1)	1,796	—	—	(664)	212	—	1,344
Total trading	1,796	—	—	(664)	212	—	1,344
Total Investment Securities	62,009	—	—	(664)	212	(179)	61,378
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farm & Ranch	2,807,627	601,000	—	(2,824)	8,378	17,407	3,431,588
USDA Guarantees	35,599	5,327	(5,327)	(6,350)	—	726	29,975
Rural Utilities	1,446,046	250,000	—	(495,701)	—	(13,401)	1,186,944
Total Farmer Mac Guaranteed Securities	4,289,272	856,327	(5,327)	(504,875)	8,378	4,732	4,648,507
USDA Guaranteed Securities:
Available-for-sale	1,279,546	376,985	—	(192,309)	—	3,819	1,468,041
Trading (2)	212,359	—	—	(87,132)	(2,640)	—	122,587
Total USDA Guaranteed Securities	1,491,905	376,985	—	(279,441)	(2,640)	3,819	1,590,628
Total Assets at fair value	$5,843,186	$1,233,312	$(5,327)	$(784,980)	$5,950	$8,372	$6,300,513
Liabilities:
Financial derivatives (3)	$(1,335)	$—	$—	$—	$455	$—	$(880)
Total Liabilities at fair value	$(1,335)	$—	$—	$—	$455	$—	$(880)

(1)	Unrealized gains are attributable to assets still held as of September 30, 2012 and are recorded in "Losses on trading assets."

(2)	Includes unrealized losses of $2.0 million attributable to assets still held as of September 30, 2012 that are recorded in "Losses on trading assets."

(3)	Unrealized gains are attributable to liabilities still held as of September 30, 2012 and are recorded in "Gains/(losses) on financial derivatives and hedging activities."

The following tables present additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in Level 3 of the fair value hierarchy as of September 30, 2013 and December 31, 2012:

Table 8.3

	September 30, 2013
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$65,088	Indicative bids	Range of broker quotes	82.0% - 92.0% (87.8%)
Floating rate asset-backed securities	$977	Discounted cash flow	Discount rate	13.1% - 21.5% (17.4%)
			CPR	10%
Floating rate Government/GSE guaranteed mortgage-backed securities	$214	Discounted cash flow	Discount rate	1.7% - 1.7% (1.7%)
			CPR	6%
Farmer Mac Guaranteed Securities:
Farm & Ranch	$3,598,523	Discounted cash flow	Discount rate	0.9% - 3.6% (1.7%)
USDA Guarantees	$25,708	Discounted cash flow	Discount rate	0.8% - 3.3% (2.0%)
			CPR	8% - 14% (13%)
Rural Utilities	$1,514,525	Discounted cash flow	Discount rate	1.0% - 3.3% (1.8%)
USDA Guaranteed Securities	$1,629,010	Discounted cash flow	Discount rate	1.2% - 5.3% (3.3%)
			CPR	0% - 24% (6%)
Liabilities:
Financial Derivatives:
Basis swaps	$329	Discounted cash flow	Discount rate	0.7% - 2.3% (1.3%)
			CPR	10% - 14% (12%)

	December 31, 2012
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$63,159	Indicative bids	Range of broker quotes	82.0% - 90.0% (85.0%)
Floating rate asset-backed securities	$1,247	Discounted cash flow	Discount rate	12.4% - 19.7% (16.2%)
			CPR	10%
Farmer Mac Guaranteed Securities:
Farm & Ranch	$3,426,489	Discounted cash flow	Discount rate	1.1% - 3.4% (1.6%)
USDA Guarantees	$26,681	Discounted cash flow	Discount rate	1.0% - 3.4% (2.1%)
			CPR	8% - 17% (14%)
Rural Utilities	$1,313,088	Discounted cash flow	Discount rate	0.8% - 2.9% (1.6%)
USDA Guaranteed Securities	$1,590,783	Discounted cash flow	Discount rate	1.4% - 5.3% (3.4%)
			CPR	0% - 26% (10%)
Liabilities:
Financial Derivatives:
Basis swaps	$691	Discounted cash flow	Discount rate	1.0% - 3.0% (1.7%)
			CPR	11% - 19% (16%)

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

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities, and guarantees and commitments as of September 30, 2013 and December 31, 2012:

Table 8.4

	September 30, 2013		December 31, 2012
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$651,713	$651,713	$785,564	$785,564
Investment securities	2,503,112	2,503,112	2,499,629	2,499,629
Farmer Mac Guaranteed Securities	5,138,756	5,138,756	4,766,258	4,766,258
USDA Guaranteed Securities	1,629,010	1,629,010	1,590,783	1,590,783
Loans	2,979,997	2,992,638	2,746,742	2,729,774
Financial derivatives	19,676	19,676	31,173	31,173
Guarantee and commitment fees receivable:
LTSPCs	33,414	27,016	27,805	22,863
Farmer Mac Guaranteed Securities	18,291	16,480	20,432	18,926
Financial liabilities:
Notes payable:
Due within one year	7,046,567	7,021,678	6,573,013	6,567,366
Due after one year	5,051,897	5,037,035	5,202,751	5,034,739
Debt securities of consolidated trusts held by third parties	180,157	178,076	164,910	167,621
Financial derivatives	91,445	91,445	150,682	150,682
Guarantee and commitment obligations:
LTSPCs	32,471	26,073	26,896	21,954
Farmer Mac Guaranteed Securities	15,845	14,033	17,354	15,849

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

The financial information presented below reflects the accounts of Farmer Mac and its subsidiaries on a consolidated basis.  Accordingly, the core earnings for Farmer Mac's reportable operating segments will differ from the stand-alone financial statements of Farmer Mac's subsidiaries.  These differences will be due to various factors, including the reversal of unrealized gains and losses related to fair value changes of trading assets and financial derivatives, as well as the allocation of certain expenses such as dividends and interest expense related to the issuance of capital and the incurrence of indebtedness managed at the corporate level.  The allocation of general and administrative expenses that are not directly attributable to an operating segment may also result in differences.  The assets of Farmer Mac's subsidiary Farmer Mac II LLC will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.  As of September 30, 2013, Farmer Mac II LLC held assets with a fair value of $1.7 billion, had debt outstanding of $374.0 million, had preferred stock outstanding with a liquidation preference of $250.0 million, and had $1.0 billion of common stock outstanding held by Farmer Mac.

The following tables present core earnings for Farmer Mac's reportable operating segments and a reconciliation to consolidated net income for the three and nine months ended September 30, 2013 and 2012:

Table 9.1

Core Earnings by Business Segment
For the Three Months Ended September 30, 2013
	Farm & Ranch	USDA Guarantees	Rural Utilities	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Interest income (1)	$30,139	$13,461	$14,958	$5,263	$(846)		$62,975
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(227)	—	—	—	227		—
Interest expense (2)	(13,738)	(10,630)	(11,973)	(1,472)	3,026		(34,787)
Net effective spread	16,174	2,831	2,985	3,791	2,407		28,188
Guarantee and commitment fees	5,953	30	1,063	—	(227)		6,819
Other income/(expense) (3)	157	241	—	(825)	3,429		3,002
Non-interest income/(loss)	6,110	271	1,063	(825)	3,202		9,821

Release of loan losses	499	—	—	—	—		499

Provision of losses	(463)	—	—	—	—		(463)
Other non-interest expense	(3,785)	(769)	(1,356)	(2,068)	—		(7,978)
Non-interest expense (4)	(4,248)	(769)	(1,356)	(2,068)	—		(8,441)
Core earnings before income taxes	18,535	2,333	2,692	898	5,609	(5)	30,067
Income tax (expense)/benefit	(6,487)	(817)	(942)	1,983	(1,963)		(8,226)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	12,048	1,516	1,750	2,881	3,646	(5)	21,841
Preferred stock dividends	—	—	—	(881)	—		(881)
Non-controlling interest - preferred stock dividends	—	—	—	(5,547)	—		(5,547)
Segment core earnings/(losses)	$12,048	$1,516	$1,750	$(3,547)	$3,646	(5)	$15,413

Total assets at carrying value	$5,630,252	$1,674,309	$2,567,828	$3,212,618	$—		$13,085,007
Total on- and off-balance sheet program assets at principal balance	9,545,398	1,676,793	2,564,075	—	—		13,786,266

(1)	Includes reconciling adjustments for the amortization of premiums and discounts on assets consolidated at fair value to reflect core earnings amounts.

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

Core Earnings by Business Segment
For the Three Months Ended September 30, 2012
	Farm & Ranch	USDA Guarantees	Rural Utilities	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Interest income (1)	$28,887	$14,299	$15,401	$6,437	$(1,214)		$63,810
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(190)	—	—	—	190		—
Interest expense (2)	(11,858)	(11,469)	(12,292)	(1,959)	4,130		(33,448)
Net effective spread	16,839	2,830	3,109	4,478	3,106		30,362
Guarantee and commitment fees	5,551	38	1,002	—	(190)		6,401
Other income/(expense) (3)	519	251	300	(699)	1,692		2,063
Non-interest income/(loss)	6,070	289	1,302	(699)	1,502		8,464

Provision for loan losses	(137)	—	—	—	—		(137)

Release of losses	43	—	—	—	—		43
Other non-interest expense	(3,582)	(757)	(1,368)	(2,084)	—		(7,791)
Non-interest expense (4)	(3,539)	(757)	(1,368)	(2,084)	—		(7,748)
Core earnings before income taxes	19,233	2,362	3,043	1,695	4,608	(5)	30,941
Income tax (expense)/benefit	(6,731)	(827)	(1,065)	1,941	(1,612)		(8,294)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	12,502	1,535	1,978	3,636	2,996	(5)	22,647
Preferred stock dividends	—	—	—	(719)	—		(719)
Non-controlling interest - preferred stock dividends	—	—	—	(5,547)	—		(5,547)
Segment core earnings/(losses)	$12,502	$1,535	$1,978	$(2,630)	$2,996	(5)	$16,381

Total assets at carrying value	$5,046,716	$1,640,940	$2,206,529	$3,608,296	$—		$12,502,481
Total on- and off-balance sheet program assets at principal balance	8,712,157	1,599,226	2,156,676	—	—		12,468,059

(1)	Includes reconciling adjustments for yield maintenance income and amortization of premiums on assets consolidated at fair value to reflect core earnings amounts.

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

Core Earnings by Business Segment
For the Nine Months Ended September 30, 2013
	Farm & Ranch	USDA Guarantees	Rural Utilities	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Interest income (1)	$88,318	$39,959	$44,838	$16,468	$(3,365)		$186,218
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(602)	—	—	—	602		—
Interest expense (2)	(39,168)	(31,457)	(35,806)	(4,443)	9,375		(101,499)
Net effective spread	48,548	8,502	9,032	12,025	6,612		84,719
Guarantee and commitment fees	17,613	105	3,074	—	(602)		20,190
Other income (3)	2,051	758	—	1,395	24,355		28,559
Non-interest income	19,664	863	3,074	1,395	23,753		48,749

Release of loan losses	598	—	—	—	—		598

Provision for losses	(1,034)	—	—	—	—		(1,034)
Other non-interest expense	(11,756)	(2,341)	(4,104)	(6,251)	—		(24,452)
Non-interest expense (4)	(12,790)	(2,341)	(4,104)	(6,251)	—		(25,486)
Core earnings before income taxes	56,020	7,024	8,002	7,169	30,365	(5)	108,580
Income tax (expense)/benefit	(19,607)	(2,459)	(2,801)	5,516	(10,627)		(29,978)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	36,413	4,565	5,201	12,685	19,738	(5)	78,602
Preferred stock dividends	—	—	—	(2,613)	—		(2,613)
Non-controlling interest - preferred stock dividends	—	—	—	(16,641)	—		(16,641)
Segment core earnings/(losses)	$36,413	$4,565	$5,201	$(6,569)	$19,738	(5)	$59,348

Total assets at carrying value	$5,630,252	$1,674,309	$2,567,828	$3,212,618	$—		$13,085,007
Total on- and off-balance sheet program assets at principal balance	9,545,398	1,676,793	2,564,075	—	—		13,786,266

(1)	Includes reconciling adjustments for the amortization of premiums and discounts on assets consolidated at fair value to reflect core earnings amounts.

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

Core Earnings by Business Segment
For the Nine Months Ended September 30, 2012
	Farm & Ranch	USDA Guarantees	Rural Utilities	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Interest income (1)	$103,328	$42,811	$48,223	$18,693	$(4,536)		$208,519
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(1,463)	—	—	—	1,463		—
Interest expense (2)	(53,403)	(34,425)	(38,931)	(4,736)	22,163		(109,332)
Net effective spread	48,462	8,386	9,292	13,957	19,090		99,187
Guarantee and commitment fees	16,340	126	3,392	—	(1,463)		18,395
Other income/(expense) (3)	1,470	525	301	(1,939)	(23,391)		(23,034)
Non-interest income/(loss)	17,810	651	3,693	(1,939)	(24,854)		(4,639)

Release of loan losses	663	—	—	—	—		663

Provision for losses	(1,381)	—	—	—	—		(1,381)
Other non-interest expense	(10,650)	(2,265)	(4,135)	(6,368)	—		(23,418)
Non-interest expense (4)	(12,031)	(2,265)	(4,135)	(6,368)	—		(24,799)
Core earnings before income taxes	54,904	6,772	8,850	5,650	(5,764)	(5)	70,412
Income tax (expense)/benefit	(19,216)	(2,371)	(3,097)	5,347	2,018		(17,319)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	35,688	4,401	5,753	10,997	(3,746)	(5)	53,093
Preferred stock dividends	—	—	—	(2,159)	—		(2,159)
Non-controlling interest - preferred stock dividends	—	—	—	(16,641)	—		(16,641)
Segment core earnings/(losses)	$35,688	$4,401	$5,753	$(7,803)	$(3,746)	(5)	$34,293

Total assets at carrying value	$5,046,716	$1,640,940	$2,206,529	$3,608,296	$—		$12,502,481
Total on- and off-balance sheet program assets at principal balance	8,712,157	1,599,226	2,156,676	—	—		12,468,059

(1)	Includes reconciling adjustments for yield maintenance income and amortization of premiums on assets consolidated at fair value to reflect core earnings amounts.

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

Financial information included in this report is consolidated to include the accounts of Farmer Mac and its two subsidiaries – Farmer Mac Mortgage Securities Corporation and Farmer Mac II LLC. Farmer Mac II LLC is a Delaware limited liability company that operates substantially all of Farmer Mac's USDA Guarantees line of business – primarily the acquisition of USDA Guaranteed Securities. The business operations of Farmer Mac II LLC began in January 2010. Since then, Farmer Mac has operated only that part of the USDA Guarantees line of business that involves the issuance of Farmer Mac Guaranteed Securities backed by USDA Guaranteed Securities to investors other than Farmer Mac or Farmer Mac II LLC. Although Farmer Mac II LLC may issue securities in these transactions, Farmer Mac II LLC does not guarantee any USDA Guaranteed Securities it holds or any Farmer Mac Guaranteed Securities issued by Farmer Mac or Farmer Mac II LLC.

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

Management's expectations for Farmer Mac's future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties.  Various factors or events could cause Farmer Mac's actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under "Risk Factors" in Part 1, Item 1A of Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013, as well as uncertainties regarding:

•	the availability to Farmer Mac and Farmer Mac II LLC of debt financing and, if available, the reasonableness of rates and terms;

•	legislative or regulatory developments that could affect Farmer Mac or its sources of business, including but not limited to:

◦
developments related to agricultural policies and programs contained in the current Farm Bill (the Food, Conservation, and Energy Act of 2008), many of which expired earlier this year and the continuation of which are subject to uncertainty in the current political environment;

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

•	developments in the financial markets, including possible investor, analyst, and rating agency reactions to events involving GSEs, including Farmer Mac;

•	changes in the level and direction of interest rates, which could, among other things, affect the value of collateral securing Farmer Mac's agricultural mortgage loan assets; and

•	volatility in commodity prices relative to costs of production and/or export demand for U.S. agricultural products.

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

Overview

During third quarter 2013, Farmer Mac added $820.9 million of new business volume, which included purchases of AgVantage securities in an aggregate amount of $353.5 million. Taking into account maturities and paydowns on existing assets, that new business increased the aggregate outstanding amount of business volume to $13.8 billion as of September 30, 2013, compared to $13.6 billion as of June 30, 2013, $13.0 billion as of December 31, 2012, and $12.5 billion as of September 30, 2012.
Farmer Mac's GAAP net income attributable to common stockholders for third quarter 2013 was
$15.4 million, compared to net income of $16.4 million for third quarter 2012. The decrease in Farmer Mac's net income in third quarter 2013 compared to the previous year quarter was mostly due to lower net interest income, which was offset in part by the effects of fair value changes on financial derivatives, hedged assets, and trading assets.

Farmer Mac's non-GAAP core earnings for third quarter 2013 were $11.8 million, compared to
$13.4 million in third quarter 2012. That decrease was primarily the result of lower net effective spread of $25.8 million (83 basis points) in third quarter 2013, compared to $27.3 million (95 basis points) in third quarter 2012. While new Farm & Ranch loans added this quarter were at spreads that meet or exceed current average net effective spreads as of September 30, 2013, repayments of existing Farm & Ranch loans with higher historical spreads relative to the new Farm & Ranch loans added this quarter, combined with the effect of refinancing existing floating rate assets at higher costs, were the primary drivers of the decrease in net effective spread in third quarter 2013. Repayments of Farm & Ranch loans tend to be seasonally higher in the first and third quarters of each year due to the typical January and July payment periods for many of those loans. For more information on Farmer Mac's use of core earnings, a non-GAAP measure, see "— Results of Operations."

The loans included in Farmer Mac's three lines of business continued to perform well during third quarter 2013. As of September 30, 2013, Farmer Mac's 90-day delinquencies in the Farm & Ranch line of business were $33.0 million (0.66 percent of the non-AgVantage Farm & Ranch portfolio), down from $33.3 million (0.70 percent) as of December 31, 2012, and down from $40.8 million (0.93 percent) as of September 30, 2012. When analyzing the overall risk profile of its entire portfolio, Farmer Mac takes into account more than the loan delinquency percentages in its Farm & Ranch line of business. Farmer Mac's portfolio also includes AgVantage securities and rural utilities loans, neither of which had any delinquencies as of September 30, 2013, and USDA Guaranteed Securities, which are backed by the full faith and credit of the United States. Across Farmer Mac's three lines of business, 90-day delinquencies represented 0.24 percent of total business volume as of September 30, 2013, compared to 0.26 percent as of December 31, 2012 and 0.33 percent as of September 30, 2012.

As of September 30, 2013, Farmer Mac's core capital of $578.4 million exceeded its minimum capital requirement of $389.5 million by $188.9 million. See "— Outlook" for further discussion about the opportunities that Farmer Mac foresees for future business growth.

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

Results of Operations

Farmer Mac's GAAP net income attributable to common stockholders for third quarter 2013 was
$15.4 million or $1.37 per diluted common share, compared to $16.4 million or $1.49 per diluted common share for third quarter 2012. For the nine months ended September 30, 2013, Farmer Mac's GAAP net income to common stockholders was $59.3 million or $5.30 per diluted common share, compared to $34.3 million or $3.12 per diluted common share for the nine months ended September 30, 2012. Farmer Mac's non-GAAP core earnings were $11.8 million or $1.05 per diluted common share in third quarter 2013, compared to $13.4 million or $1.22 per diluted common share in third quarter 2012. For the nine months ended September 30, 2013 and 2012, Farmer Mac's non-GAAP core earnings were $39.6 million or $3.54 per diluted share and $38.0 million or $3.47 per diluted share, respectively.

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
	September 30, 2013	September 30, 2012
	(in thousands, except per share amounts)
GAAP net income attributable to common stockholders	$15,413	$16,381
Less the after-tax effects of:
Unrealized gains on financial derivatives and hedging activities	4,632	3,456
Unrealized losses on trading assets	(407)	(286)
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(421)	(873)
Net effects of settlements on agency forward contracts	(158)	699
Sub-total	3,646	2,996
Core earnings	$11,767	$13,385

Core earnings per share:
Basic	$1.09	$1.28
Diluted	1.05	1.22
Weighted-average shares:
Basic	10,843	10,492
Diluted	11,213	10,996

Reconciliation of GAAP Net Income Attributable to Common Stockholders to Core Earnings
	For the Nine Months Ended
	September 30, 2013	September 30, 2012
	(in thousands, except per share amounts)
GAAP net income attributable to common stockholders	$59,348	$34,293
Less the after-tax effects of:
Unrealized gains/(losses) on financial derivatives and hedging activities	21,365	(394)
Unrealized losses on trading assets	(483)	(1,578)
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(1,603)	(2,732)
Net effects of settlements on agency forward contracts	459	958
Sub-total	19,738	(3,746)
Core earnings	$39,610	$38,039

Core earnings per share:
Basic	$3.67	$3.64
Diluted	3.54	3.47
Weighted-average shares:
Basic	10,799	10,442
Diluted	11,191	10,974

Farmer Mac excludes the after-tax effect of unrealized gains and losses resulting from changes in the fair values of financial derivatives and hedging activities from core earnings. As of September 30, 2013, the cumulative fair value of after-tax losses recorded on financial derivatives was $46.7 million.  Over time, Farmer Mac will realize in earnings the net effect of the cash settlements on its interest rate swap contracts, which will on its own produce either income or expense, but is expected to generate positive net effective spread when combined with the interest received and paid on the assets and liabilities Farmer Mac holds on its balance sheet.  Any positive net effective spread would continue to build retained earnings and capital over time.

Farmer Mac previously elected the fair value option for certain investment securities and Farmer Mac Guaranteed Securities that were funded or hedged principally with financial derivatives in an effort to mitigate volatility in GAAP earnings. Farmer Mac classifies these assets as trading and measures them at fair value, with changes in fair value recorded in GAAP earnings as they occur; however, Farmer Mac excludes the changes in fair value from core earnings consistent with its treatment of fair value changes on financial derivatives.

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

The after-tax net effect of the amortization of the premiums, discounts, and deferred gains described above are shown as amortization of premiums, discounts, and deferred gains on assets consolidated at fair value in the table above. Farmer Mac excludes these items from core earnings because they are not expected to have an economic effect on Farmer Mac's financial performance if the assets are held to maturity, as is generally expected. As of September 30, 2013, $42.3 million of these premiums and $5.4 million of discounts were still outstanding and $1.9 million of after-tax gains remained deferred in accumulated other comprehensive income.

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

Net Interest Income.  Net interest income for the three and nine months ended September 30, 2013 was
$28.2 million and $84.7 million, respectively, compared to $30.4 million and $99.2 million, respectively, for the same periods during 2012. The decrease in net interest income in the first nine months of 2013 compared to the first nine months of 2012 was primarily attributable to reduced interest income on Farmer Mac Guaranteed Securities resulting from the designation of certain interest rate swaps in fair value hedge relationships during third quarter 2012 and lower net effective spread, primarily attributable to the repayments of Farm and Ranch loans that had higher historical spreads.  The interest rate swaps are used to hedge against the risk of changes in fair values of certain AgVantage securities due to changes in the designated benchmark interest rate (i.e., LIBOR). The accrual of the contractual amounts due on these interest rate swaps is included as an adjustment to the yield of the hedged items and is reported in interest income for the nine months ended September 30, 2013, but only for the third quarter of 2012, when the related hedge designation became effective. The overall net interest yield was 93 basis points for the nine months ended September 30, 2013, compared to 114 basis points for the nine months ended September 30, 2012.

The following table provides information regarding interest-earning assets and funding for the nine months ended September 30, 2013 and 2012.  The average balance of non-accruing loans is included in the average balance of loans, Farmer Mac Guaranteed Securities, and USDA Guaranteed Securities presented, though the related income is accounted for on a cash basis.  Therefore, as the average balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly.  The average balance of consolidated loans with beneficial interests owned by third parties is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities.  The interest income and expense associated with these trusts are shown in the net effect of consolidated trusts.  The average rate earned on cash and investments reflects lower short-term market rates during the first nine months of 2013 compared to the first nine months of 2012.  The lower average rate on loans, Farmer Mac Guaranteed Securities, and USDA Guaranteed Securities during 2013 is due to the decline in market rates reflected in the rates on loans acquired or reset during the past year and the effect of designating certain interest rate swaps in fair value hedge relationships as described above.  The downward trend in the average rate on notes payable due after one year reflects the retirement of older debt and the issuance of new debt at lower market rates. While the average rate on notes payable within one year has not changed in absolute terms, these shorter-term funding levels, which are typically swapped to a floating rate of interest, have become less favorable relative to the LIBOR interest rate swap curve in 2013, which could reduce the margin on floating rate assets that need to be refinanced in the future if this relationship continues.

Table 2

	For the Nine Months Ended
	September 30, 2013			September 30, 2012
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$2,839,383	$16,468	0.77%	$2,997,130	$18,693	0.83%
Loans, Farmer Mac Guaranteed Securities and USDA Guaranteed Securities (1)	9,190,944	164,085	2.38%	8,099,888	173,900	2.86%
Total interest-earning assets	12,030,327	180,553	2.00%	11,097,018	192,593	2.31%
Funding:
Notes payable due within one year	4,467,637	6,096	0.18%	5,220,955	7,068	0.18%
Notes payable due after one year (2)	7,049,409	90,340	1.71%	5,403,647	87,801	2.17%
Total interest-bearing liabilities (3)	11,517,046	96,436	1.12%	10,624,602	94,869	1.19%
Net non-interest-bearing funding	513,281	—		472,416	—
Total funding	12,030,327	96,436	1.07%	11,097,018	94,869	1.14%
Net interest income/yield prior to consolidation of certain trusts	12,030,327	84,117	0.93%	11,097,018	97,724	1.17%
Net effect of consolidated trusts (4)	162,112	602	0.50%	468,825	1,463	0.42%
Adjusted net interest income/yield	$12,192,439	$84,719	0.93%	$11,565,843	$99,187	1.14%

(1)	Excludes interest income of $5.7 million and $15.9 million in 2013 and 2012 , respectively, related to consolidated trusts with beneficial interests owned by third parties.

(2)	Includes current portion of long-term notes.

(3)	Excludes interest expense of $5.1 million and $14.4 million in 2013 and 2012 , respectively, related to consolidated trusts with beneficial interests owned by third parties.

(4)	Includes the effect of consolidated trusts with beneficial interests owned by third parties.

The following table sets forth information regarding changes in the components of Farmer Mac's net interest income for the periods indicated.  For each category, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume).  Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size.  The decreases in income due to changes in rate reflect the reset of variable rate investments and adjustable rate mortgages to lower rates and the acquisition of new lower-yielding investments, loans, Farmer Mac Guaranteed Securities, and USDA Guaranteed Securities, as described above.  The decreases in expense reflect the decreased cost of funding due to lower interest rates in the debt markets. The increases due to changes in volume reflect the increase in on-balance sheet assets during the first nine months of 2013 compared to the first nine months of 2012.

Table 3

	For the Nine Months Ended September 30, 2013 Compared to Same Period 2012
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$(1,272)	$(953)	$(2,225)
Loans, Farmer Mac Guaranteed Securities, and USDA Guaranteed Securities	(31,487)	21,672	(9,815)
Total	(32,759)	20,719	(12,040)
Expense from interest-bearing liabilities	(6,117)	7,684	1,567
Change in net interest income prior to consolidation of certain trusts (1)	$(26,642)	$13,035	$(13,607)

(1)	Excludes the effect of consolidated trusts with beneficial interests owned by third parties.

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

Farmer Mac uses interest rate swaps to manage its interest rate risk exposure by modifying the interest rate reset or maturity characteristics of certain assets and liabilities.  Beginning in third quarter 2012, Farmer Mac designated certain interest rate swaps in fair value hedge relationships.  The accrual of the contractual amounts due on these interest rate swaps is included as an adjustment to the yield of the hedged item and is included in interest income. For interest rate swaps not designated in hedge relationships, Farmer Mac records the income or expense related to the accrual of the contractual amounts due in "Gains/(losses) on financial derivatives and hedging activities" on the consolidated statements of operations.  Farmer Mac includes the accrual of the contractual amounts due for undesignated financial derivatives in its calculation of net effective spread.

Farmer Mac's net interest income and net interest yield include net expenses related to the amortization of premiums and discounts on assets consolidated at fair value. These premiums and discounts are being amortized into interest income over the contractual or estimated remaining lives of the underlying assets. Farmer Mac excludes these amounts from net effective spread because they are not expected to have an economic effect on Farmer Mac's financial performance if the assets are held to maturity, as is generally expected.

Prior to first quarter 2013, Farmer Mac excluded yield maintenance payments received upon the payoff of certain borrowers' loans from its calculation of net effective spread. These payments were excluded because the timing and size of the payments varied greatly and variations in these payments were not necessarily indicative of positive or negative trends in Farmer Mac's financial results. Because Farmer Mac generally reinvests these payments, along with the prepaid balance of the underlying loans, in other interest-earning assets, Farmer Mac is no longer excluding these payments from its calculation of net effective spread. Yield maintenance payments were immaterial to Farmer Mac's net effective spread for the first nine months of 2013.

The following table presents the net effective spread between Farmer Mac's interest-earning assets and its net funding costs.  This spread is measured by including income or expense related to undesignated financial derivatives and excluding the amortization of premiums and discounts on assets consolidated at fair value. Farmer Mac's net effective spread was $25.8 million and $78.1 million for the three and nine months ended September 30, 2013, respectively, compared to $27.3 million and $80.1 million, respectively, for the same periods in 2012. In percentage terms, net effective spread for the three and nine months ended ended September 30, 2013 was 0.83 percent and 0.87 percent, respectively, compared to 0.95 percent and 0.96 percent, respectively, for the same periods in 2012. This contraction in net effective spread is primarily attributable to repayments of existing Farm & Ranch loans with higher historical spreads relative to the new Farm & Ranch loans added this quarter, combined with the effect of refinancing existing floating rate assets at higher costs during the first nine months of 2013 compared to 2012. Repayments of Farm & Ranch loans tend to be seasonally higher in the first and third quarters of each year due to the typical January and July payment periods for many of those loans. The new Farm & Ranch loans added this quarter were at spreads that meet or exceed current average net effective spreads as of September 30, 2013. See Note 9 to the consolidated financial statements for more information regarding net effective spread from Farmer Mac's individual business segments.

Table 4

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income/yield prior to consolidation of certain trusts	$27,960	0.90%	$30,172	1.05%	$84,116	0.93%	$97,724	1.18%
Expense related to undesignated financial derivatives	(3,026)	(0.10)%	(4,130)	(0.14)%	(9,375)	(0.10)%	(22,163)	(0.27)%
Yield maintenance payments	—	—%	(473)	(0.02)%	—	—%	(784)	(0.01)%
Amortization of premiums/discounts on assets consolidated at fair value	847	0.03%	1,687	0.06%	3,366	0.04%	5,320	0.06%
Net effective spread	$25,781	0.83%	$27,256	0.95%	$78,107	0.87%	$80,097	0.96%

Release of Allowance for Loan Losses.  During the three and nine months ended September 30, 2013, Farmer Mac recorded releases to its allowance for loan losses of $0.5 million and $0.6 million, respectively, and no charge-offs and $3.9 million of charge-offs, respectively. This is compared to recorded provisions to its allowance for loan losses of $0.1 million and releases of $0.7 million, respectively, and $0.4 million charge-offs for the same periods in 2012. The releases recorded during third quarter 2013 were primarily related to a decline in the general allowance for loan losses due to improved credit quality in the on-balance sheet Farm & Ranch loan portfolio. The charge-offs recorded in the first nine months of 2013 included a $3.6 million charge-off related to one ethanol loan that transitioned to REO during first quarter 2013 and for which Farmer Mac recorded a partial recovery of $1.1 million upon sale of the property in second quarter 2013. As of September 30, 2013, Farmer Mac's total allowance for loan losses was $6.9 million, compared to $11.4 million as of December 31, 2012.  See "—Risk Management—Credit Risk – Loans."

Release of and Provision for Reserve for Losses.  During the three and nine months ended September 30, 2013, Farmer Mac recorded provisions to its reserve for losses of $0.5 million and $1.0 million, respectively, compared to a release of losses of $43,000 and a provision for losses of $1.4 million, respectively, for comparable periods in 2012.  The provision in third quarter 2013 was primarily due to an increase in the general allowance for losses. The provisions recorded in the first nine months of 2013 were primarily attributable to increased estimated probable losses inherent in Farmer Mac's non-ethanol related Ag. Storage and Processing loans (e.g., grain elevators and cold storage) due to an enhancement in Farmer Mac's loss methodology that takes into consideration the more developed and specialized nature of these types of properties. As of September 30, 2013, Farmer Mac's reserve for losses was $6.6 million, compared to $5.5 million as of December 31, 2012.  See "—Risk Management—Credit Risk – Loans."

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, were
$6.8 million and $20.2 million, respectively, for the three and nine months ended September 30, 2013, compared to $6.4 million and $18.4 million for the same periods in 2012. The increase in guarantee and commitment fees was primarily attributable to new business volume of Farm & Ranch loans placed under LTSPCs throughout 2012 and the first nine months of 2013 and the deconsolidation of $460.3 million of LTSPC securitization trusts in second quarter 2012 because of a change in related party status.

Gains and Losses on Financial Derivatives and Hedging Activities.  Effective July 1, 2012, Farmer Mac designated certain interest rate swaps in fair value hedge relationships. The effect of unrealized and realized gains and losses on Farmer Mac's financial derivatives and hedging activities for the three and nine months ended September 30, 2013 was net gains of $3.0 million and $22.5 million, respectively, compared to a net gain of $1.6 million and a net loss of $23.3 million, respectively, for the same periods in 2012.

The components of gains and losses on financial derivatives and hedging activities for the three and nine months ended September 30, 2013 and 2012 are summarized in the following table:

Table 5

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in thousands)
Fair value hedges:
Unrealized gains/(losses) due to fair value changes:
Financial derivatives (1)	$4	$(5,142)	$23,329	$(5,142)
Hedged items	2,996	8,378	(14,871)	8,378
Gains on hedging activities	3,000	3,236	8,458	3,236
No hedge designation:
Unrealized gains/(losses) due to fair value changes	4,126	2,081	24,410	(3,842)
Realized:
Expense related to financial derivatives	(3,026)	(4,130)	(9,375)	(22,164)
(Losses)/gains due to terminations or net settlements	(1,076)	371	(992)	(564)
Gains/(losses) on financial derivatives not designated in hedging relationships	24	(1,678)	14,043	(26,570)
Gains/(losses) on financial derivatives and hedging activities	$3,024	$1,558	$22,501	$(23,334)

(1)
Included in the assessment of hedge effectiveness at September 30, 2013, but excluded from the amounts in the table, were losses of $3.1 million and $8.0 million for the three and nine months ended September 30, 2013, respectively, attributable to the fair value of the swaps at the inception of the hedging relationship. Accordingly, the amounts recognized as hedge ineffectiveness for the three and nine months ended September 30, 2013 were losses of $0.1 million and gains of $0.5 million, respectively. The comparable amounts at September 30, 2012 were losses of $3.0 million for the three and nine months ended September 30, 2012 attributable to the fair value of the swaps at the inception of the hedging relationship and, accordingly, gains of $0.2 million for the three and nine months ended September 30, 2012 attributable to hedge ineffectiveness.

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

For the three and nine months ended September 30, 2013 and 2012, Farmer Mac was a party to interest rate swaps with one related party, Zions First National Bank.  Farmer Mac realized losses of $0.1 million and $0.4 million for the three and nine months ended September 30, 2013, respectively, related to these interest rate swaps contracts, compared to losses of $0.2 million and $0.8 million, respectively, in the same periods of 2012.

Losses on Trading Assets.  During the three and nine months ended September 30, 2013, Farmer Mac recorded unrealized losses on trading assets of $0.6 million and $0.7 million, respectively, compared to unrealized losses on trading assets of $0.4 million and $2.4 million, respectively, for the same periods in 2012. Of the total unrealized losses recognized during the three and nine months ended September 30,

2013, Farmer Mac recorded losses of $0.7 million and $1.1 million, respectively, related to assets selected for the fair value option, compared to losses of $0.5 million and $2.6 million, respectively, for the same periods in 2012. Farmer Mac has not made any fair value option elections since 2008.

Gains on Sale of Available-for-Sale Investment Securities. During the three months ended September 30, 2013 and 2012, Farmer Mac did not sell any of its investment securities. During the nine months ended September 30, 2013, Farmer Mac realized gains of $3.1 million compared to immaterial gains in the same period in 2012. The gains in 2013 primarily were the result of a sale of a mortgage-backed security from the available-for-sale investment portfolio.

Gains on Sale of Real Estate Owned. During the three and nine months ended September 30, 2013, Farmer Mac realized gains of $39,000 and $1.2 million, respectively, from the sale of real estate owned properties, compared to losses of $13,000 and gains of $0.2 million for the three and nine months ended September 30, 2012.

Other Income. Other income totaled $0.6 million and $2.5 million for the three and nine months ended September 30, 2013, respectively, compared to $1.0 million and $2.5 million for the same periods in 2012. Other income during the three and nine months ended September 30, 2013 included the recognition of $0.2 million and $0.9 million, respectively, of gains previously deferred in accumulated other comprehensive income related to fair value changes of certain available-for-sale securities contributed to Farmer Mac II LLC in 2010. This compares to $0.3 million and $1.1 million, respectively, for the same periods in 2012.

Compensation and Employee Benefits.  Compensation and employee benefits were $4.5 million and
$13.8 million for the three and nine months ended September 30, 2013, respectively, compared to $4.4 million and $13.4 million, respectively, during the same periods in 2012. The increase in compensation and employee benefits was primarily due to increased employee headcount and higher employee health insurance costs.

General and Administrative Expenses.  General and administrative expenses, including legal, audit, and consulting fees, were $2.8 million and $8.5 million for the three and nine months ended September 30, 2013, respectively, compared to $2.8 million and $8.2 million, respectively, for the same periods in 2012. The increase in general and administrative expenses was primarily attributable to increased fees paid to executive search and recruiting firms in the first nine months of 2013 upon the hiring of new employees.

Regulatory Fees.  Regulatory fees for both the three months ended September 30, 2013 and 2012 were $0.6 million. For the nine months ended September 30, 2013 and 2012, regulatory fees were $1.8 million and $1.7 million, respectively. FCA has advised Farmer Mac that its fees for the federal fiscal year ended September 30, 2013 will be $2.4 million, compared to $2.3 million for the federal fiscal year ended September 30, 2012. After the end of a federal fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, as FCA has issued both additional assessments and refunds in the past.

Income Tax Expense.  Income tax expense totaled $8.2 million and $30.0 million for the three and nine months ended September 30, 2013, respectively, compared to income tax expense of $8.3 million and $17.3 million, respectively, for the same periods in 2012. The consolidated tax benefit of the dividends declared on Farmer Mac II LLC Preferred Stock, which is presented as "Net income attributable to non-controlling interest – preferred stock dividends" on the consolidated statements of operations on a pre-tax basis, was the primary reason Farmer Mac's effective tax rate was lower than the statutory federal rate of 35 percent.

Business Volume.  During third quarter 2013, Farmer Mac added $820.9 million of new business volume. Specifically, Farmer Mac:

•	purchased $193.1 million of newly originated Farm & Ranch loans;

•	added $198.8 million of Farm & Ranch loans under LTSPCs;

•	purchased $103.5 million of Farm & Ranch AgVantage securities;

•	purchased $70.4 million of USDA Guaranteed Securities;

•	purchased $5.1 million of Rural Utilities loans; and

•	purchased $250.0 million of Rural Utilities AgVantage securities.

Farmer Mac's outstanding business volume was $13.8 billion as of September 30, 2013, an increase of $0.2 billion from June 30, 2013, and $0.8 billion from December 31, 2012, as new volume exceeded maturities and principal paydowns on existing eligible loan assets during the quarter.

The following table sets forth Farm & Ranch, USDA Guarantees, and Rural Utilities loan purchase, LTSPC, and guarantee activities for non-delinquent eligible loans during the periods indicated:

Table 6

Farmer Mac Loan Purchases, Guarantees, and LTSPCs
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in thousands)
Farm & Ranch:
Loans	$193,089	$132,882	$579,111	$388,791
LTSPCs	198,783	115,757	465,067	365,852
Farmer Mac Guaranteed Securities - AgVantage	103,500	201,000	403,500	601,000
USDA:
USDA Guaranteed Securities	70,372	114,974	303,456	376,985
Farmer Mac Guaranteed Securities	—	—	—	5,327
Rural Utilities:
Loans	5,107	26,843	45,591	109,479
Farmer Mac Guaranteed Securities - AgVantage	250,000	250,000	575,000	250,000
Total purchases, guarantees, and commitments	$820,851	$841,456	$2,371,725	$2,097,434

The increase in Farm & Ranch loan purchase volume from prior periods primarily resulted from more borrowers seeking longer-term financing at fixed rates, and the increase in Farm & Ranch LTSPC volume primarily resulted from increased participation in the LTSPC product among Farmer Mac's existing customer base. The decrease in USDA Guaranteed Securities volume was driven primarily by reduced supplemental federal funding for USDA-guaranteed loans later in the federal fiscal year due to budget constraints. The decrease in Rural Utilities loan volume resulted primarily from decreased demand for financing in the rural utilities industry, driven partially by continued weakness in the domestic economy. The uneven distribution of AgVantage securities volume across quarters is a natural outcome of the AgVantage product, which tends to be periodic, high-volume transactions driven by the liquidity needs of Farmer Mac's customer network.

The purchase price of non-delinquent eligible loans and portfolios is the fair value based on current market interest rates and Farmer Mac's target net yield. The purchase price includes an amount to compensate Farmer Mac for credit risk that is similar to the guarantee or commitment fees it receives for assuming credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs.  Based on market conditions, Farmer Mac either retains the loans it purchases or securitizes them and retains or sells Farmer Mac Guaranteed Securities backed by those loans.  Historically, Farmer Mac has retained the vast majority of loans it has purchased.  The weighted-average age of the Farm & Ranch non-delinquent eligible loans purchased and retained (excluding the purchases of defaulted loans) during both third quarter 2013 and 2012 was less than three months.  Of those loans in both periods, 65 percent had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 15.5 years and 15.9 years, respectively.

During third quarter 2013 and 2012, Farmer Mac securitized loans it had purchased and sold the resulting Farmer Mac Guaranteed Securities in the amount of $28.7 million and $11.7 million, respectively.

The following table sets forth information regarding the Farmer Mac Guaranteed Securities issued during the periods indicated:

Table 7

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in thousands)
Loans securitized and sold as Farm & Ranch Farmer Mac Guaranteed Securities	$28,718	$11,707	$64,609	$24,008
Farm & Ranch Farmer Mac Guaranteed Securities - AgVantage	103,500	201,000	403,500	601,000
Farmer Mac Guaranteed Securities - Rural Utilities AgVantage	250,000	250,000	575,000	250,000
Farmer Mac II Guaranteed Securities	—	—	—	5,327
Total Farmer Mac Guaranteed Securities Issuances	$382,218	$462,707	$1,043,109	$880,335

The following table sets forth information regarding outstanding volume in each of Farmer Mac's three lines of business as of the dates indicated:

Table 8

Outstanding Balance of Loans, Loans Underlying Non-AgVantage Farmer Mac
Guaranteed Securities and LTSPCs, AgVantage Securities, and USDA Guaranteed Securities
	September 30, 2013	December 31, 2012
	(in thousands)
On-balance sheet:
Farm & Ranch:
Loans	$1,773,782	$1,519,415
Loans held in trusts:
Beneficial interests owned by Farmer Mac	—	39
Beneficial interests owned by third party investors	176,921	160,397
Farmer Mac Guaranteed Securities - AgVantage	3,539,650	3,339,200
USDA Guarantees:
USDA Guaranteed Securities	1,630,774	1,559,683
Farmer Mac Guaranteed Securities	24,925	26,238
Rural Utilities:
Loans	663,533	663,097
Loans held in trusts:
Beneficial interests owned by Farmer Mac	354,241	368,848
Farmer Mac Guaranteed Securities - AgVantage	1,533,634	1,298,506
Total on-balance sheet	$9,697,460	$8,935,423
Off-balance sheet:
Farm & Ranch:
Farmer Mac Guaranteed Securities - AgVantage	$970,000	$970,000
LTSPCs	2,283,341	2,156,068
Farmer Mac Guaranteed Securities	801,704	911,370
USDA Guarantees:
Farmer Mac Guaranteed Securities	21,094	29,658
Rural Utilities:
Farmer Mac Guaranteed Securities - AgVantage	12,667	12,669
Total off-balance sheet	$4,088,806	$4,079,765
Total	$13,786,266	$13,015,188

Of the $13.8 billion outstanding principal balance of volume included in Farmer Mac's three lines of business as of September 30, 2013, $6.1 billion were Farmer Mac Guaranteed Securities structured as AgVantage securities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Unlike business volume in the form of purchased loans, USDA Guaranteed Securities, and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, most of the Farmer Mac Guaranteed Securities structured as AgVantage securities do not pay down principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due.

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, and USDA Guaranteed Securities as of September 30, 2013:

Table 9

Schedule of Principal Amortization of Loans Held, Loans Underlying LTSPCs and
Non-AgVantage Farmer Mac Guaranteed Securities, and USDA Guaranteed Securities
	Loans Held	Loans Underlying Farm & Ranch Farmer Mac Guaranteed Securities and LTSPCs	USDA Guaranteed Securities	Total
	(in thousands)
2013	$38,602	$68,218	$117,427	$224,247
2014	490,203	285,059	104,403	879,665
2015	150,275	240,697	131,937	522,909
2016	144,374	231,351	140,760	516,485
2017	138,534	216,366	113,681	468,581
Thereafter	2,006,489	2,043,354	1,068,585	5,118,428
Total	$2,968,477	$3,085,045	$1,676,793	$7,730,315

As of September 30, 2013, the average unpaid balance of loans in the Farm & Ranch line of business (excluding loans collateralizing AgVantage securities) was $427,000. The weighted average original loan-to-value ratio (based on original appraised value that has not been indexed to provide a current market value or reflect amortization of loans) for non-AgVantage Farm & Ranch loans was approximately 49 percent as of September 30, 2013 and 52 percent as of December 31, 2012.

The following table summarizes by maturity date the outstanding principal amount of both on- and off-balance sheet AgVantage securities as of September 30, 2013:

Table 10

AgVantage Balances by Year of Maturity
As of
September 30, 2013
(in thousands)
2013	$136,529
2014	1,086,279
2015	676,459
2016	1,279,067
2017	1,378,455
Thereafter (1)	1,499,162
Total	$6,055,951
(1) Includes various maturities ranging from 2018 to 2024.

The weighted-average remaining maturity of the outstanding $6.1 billion of AgVantage securities shown in the table above was 3.3 years as of September 30, 2013.  Farmer Mac has arranged for the replacement of $414.9 million of AgVantage securities scheduled to mature in 2013 and 2014 through a series of agreements whereby Farmer Mac will purchase new AgVantage securities from the issuer of the maturing securities in a series of transactions that either closed in October 2013 or are scheduled to close between December 2013 and February 2014, in an aggregate amount of $415 million. Farmer Mac's purchases of these new AgVantage securities are expected to generally coincide with the maturity dates of the corresponding volume of maturing AgVantage securities, although two of the new AgVantage securities purchases closed prior to the maturity dates of the original AgVantage securities being replaced. The new securities are scheduled to have maturity dates ranging from October 2021 through February 2022. As a general matter, if maturing AgVantage securities are not replaced by new AgVantage securities, either from the same issuer or from new business, or if the net interest margin earned by Farmer Mac on new AgVantage securities that replace maturing AgVantage securities is lower than the margin earned on the maturing securities, Farmer Mac's income could be adversely affected.

As part of fulfilling its guarantee obligations for Farm & Ranch Farmer Mac Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90-days delinquent or in material non-monetary default at the time of purchase, out of the loan pools underlying those securities and LTSPCs, and records the purchased loans as such on its balance sheet.  The purchase price for a defaulted loan purchased out of a pool of loans backing Farm & Ranch Farmer Mac Guaranteed Securities is the current outstanding principal balance of the loan plus accrued and unpaid interest.  The purchase price for a defaulted loan purchased under an LTSPC is the then-current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loans payable out of any future loan payments or liquidation proceeds as received.  The purchase price of a defaulted loan is not an indicator of the expected loss on that loan; many other factors affect expected loss, if any, on any loan so purchased. The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs during third quarter 2013 and 2012 was 7.0 years and 4.7 years, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans."

The following table presents Farmer Mac's purchases of defaulted loans underlying Farm & Ranch Farmer Mac Guaranteed Securities and LTSPCs for the periods indicated:

Table 11

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in thousands)
Defaulted loans purchased underlying Farm & Ranch Farmer Mac Guaranteed Securities owned by third party investors	$629	$6,742	$6,667	$8,069
Defaulted loans purchased underlying LTSPCs	—	432	37	2,962
Total loan purchases	$629	$7,174	$6,704	$11,031

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

The assets of Farmer Mac II LLC will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.  As of September 30, 2013, Farmer Mac II LLC held assets with a fair value of $1.7 billion, had debt outstanding to Farmer Mac of $374.0 million, had preferred stock outstanding with a liquidation preference of $250.0 million, and had $1.0 billion of common stock outstanding held by Farmer Mac. For more information about the formation and operations of Farmer Mac II LLC and the features of the preferred stock issued by Farmer Mac II LLC in January 2010, see Notes 7 and 9 to the consolidated financial statements.

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

Farmer Mac believes that these growth opportunities will be important in replacing income earned on the eligible loan and investment portfolio assets that are scheduled to mature or pay down over the next several years. Maturing AgVantage securities and the scheduled principal amortization of other eligible loan assets are discussed in "-Results of Operations-Business Volume." Farmer Mac also currently owns in its liquidity investment portfolio $78.5 million par amount of preferred stock issued by CoBank that currently pays an 11 percent annual dividend, from which Farmer Mac earns approximately $7.7 million annually in after-tax dividend income. CoBank has the option to call these securities beginning in October

2014, and Farmer Mac believes it is likely that CoBank will do so. Farmer Mac expects to hold these securities until they mature or are called.

Agricultural Sector. The agricultural sector includes many diverse industries that respond in different ways to changes in economic conditions. Those individual industries often are affected differently, sometimes positively and sometimes negatively, by prevailing domestic and global economic factors and regional weather conditions. This results in cycles where one or more industries may be under stress at the same time that others are not. In addition, producers that rely on non-farm sources of income as a significant percentage of overall income may experience stress associated with weakness in the general economy. The profitability of agricultural industries is also affected by commodity inventories and their associated market prices, which can vary largely as a result of weather patterns and harvest conditions that may affect supply.

While agricultural land values that have increased over the past several years remain elevated, market indicators suggest that the escalation in land values may be slowing. Agricultural land whose value is closely tied to the price of commodities it produces, such as corn, may see cyclical volatility from time to time as the price of those commodities fluctuate relative to the costs of production. Increases in interest rates also could put downward pressure on the discounted cash flow values of farmland, which could negatively affect the appraised values of farmland. Farmer Mac continues to closely monitor sector profitability, economic conditions, and agricultural land value trends to tailor underwriting practices to changing conditions. For a discussion of the average outstanding loan volume and weighted average original loan-to-value ratios for non-AgVantage Farm & Ranch loans in Farmer Mac's portfolio as of September 30, 2013, please see "—Results of Operations—Business Volume."

Farmer Mac also continues to monitor the establishment and evolution of legislation and regulations that affect farmers, ranchers, and rural lenders. Many existing federal agricultural policies contained in the Farm Bill, including policies affecting crop subsidies, crop insurance, and other aspects of agricultural production expired on September 30, 2013. All of these policies, as well as others, continue to be the subject of significant political debate within the context of proposals to replace the Farm Bill.  Although various legislative initiatives have been introduced in the 113th Congress to modify or extend the policies contained in the Farm Bill, Congress has not yet passed any such legislation. The extension of legislative policies favorable to agriculture, as well as other legislative policies such as continued funding for USDA-guaranteed loans, remains uncertain at this time in light of the current political environment. Farmer Mac will continue to monitor these developments closely.

Farmer Mac's marketing efforts directed towards the Farm & Ranch line of business focus on lenders that have demonstrated a commitment to agricultural lending based on their lending history. Farmer Mac directs its outreach efforts to these lenders through direct personal contact, which is facilitated through Farmer Mac's frequent participation in state and national banking conferences, its partnerships with the American Bankers Association and the Independent Community Bankers of America, and its business relationships with members of the Farm Credit System. Farmer Mac continues to observe significant demand for its longer-term fixed rate loan products in its Farm & Ranch line of business. Demand for Farmer Mac's secondary market tools could also increase as rural lenders adapt to new and changing regulations, which may require lenders to obtain more liquidity and capital to continue their lending practices.

Farmer Mac continues to monitor developments in the ethanol industry and evaluate their potential impact on the overall performance of Farmer Mac's portfolio. While many producers in the ethanol industry have experienced narrow margins over the last several years, overall the industry appears to be improving as corn prices have recently decreased compared to prior years. Currently, the renewable fuel standard regulated by the U.S. Environmental Protection Agency mandates targeted use of fuel from renewable sources, including ethanol. However, it is uncertain whether the renewable fuel standard will remain in place in its current form or whether it will be reduced due to market and regulatory restrictions on the ability to blend higher percentages of ethanol into gasoline in light of diminished gasoline consumption. The ethanol loans in Farmer Mac's portfolio have decreased in recent years both in dollar amount ($102.8 million as of September 30, 2013) and as a percentage of portfolio volume (2.0 percent of the non-AgVantage Farm & Ranch portfolio as of September 30, 2013). As of December 31, 2012 and September 30, 2012, the dollar amount of Farmer Mac's ethanol portfolio was $144.9 million (3.1 percent) and $153.5 million (3.5 percent), respectively. Other than $26.8 million of undisbursed commitments on existing ethanol loans, Farmer Mac does not expect to add additional ethanol loans to its portfolio.

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

Balance Sheet Review

Assets.  Farmer Mac's total assets as of September 30, 2013 were $13.1 billion, compared to $12.6 billion as of December 31, 2012.  The increase in total assets was driven primarily by net new purchases of Rural Utilities AgVantage securities and Farm & Ranch AgVantage securities and loans.

As of September 30, 2013, Farmer Mac had $651.7 million of cash and cash equivalents and $2.5 billion of investment securities, compared to $785.6 million of cash and cash equivalents and $2.5 billion of investment securities as of December 31, 2012.  As of September 30, 2013, Farmer Mac had $5.1 billion of Farmer Mac Guaranteed Securities, $1.6 billion of USDA Guaranteed Securities, and $3.0 billion of loans, net of allowance. This compares to $4.8 billion of Farmer Mac Guaranteed Securities, $1.6 billion of USDA Guaranteed Securities, and $2.7 billion of loans, net of allowance, as of December 31, 2012.

Liabilities.  Farmer Mac's total liabilities increased to $12.5 billion as of September 30, 2013 from $12.0 billion as of December 31, 2012.  The increase in liabilities was primarily due to an increase in notes payable used to purchase program assets.

Equity.  As of September 30, 2013, Farmer Mac had total equity of $605.2 million comprised of stockholders' equity of $363.4 million and non-controlling interest – preferred stock of $241.9 million.  As of December 31, 2012, Farmer Mac had total equity of $593.0 million comprised of stockholders' equity of $351.1 million and non-controlling interest – preferred stock of $241.9 million.  The increase in total equity during the first nine months of 2013 was the result of increased retained earnings, partially offset by a decrease in accumulated other comprehensive income due to decreases in the fair value of available-for-sale securities. These decreases in the fair value of available-for-sale securities were driven primarily by higher U.S. Treasury rates.

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

Farmer Mac generally assumes 100 percent of the credit risk on loans held and loans underlying Farm & Ranch Farmer Mac Guaranteed Securities, LTSPCs, and Farmer Mac Guaranteed Securities – Rural Utilities. Farmer Mac has direct credit exposure to loans in non-AgVantage transactions and indirect credit exposure to loans that secure AgVantage transactions, which are a type of Farmer Mac Guaranteed Securities that represent a general obligation of a lender secured by qualified loans.  The credit exposure of Farmer Mac and Farmer Mac II LLC on USDA Guaranteed Securities, including those underlying Farmer Mac Guaranteed Securities, is covered by the full faith and credit of the United States.  Farmer Mac believes that Farmer Mac and Farmer Mac II LLC have little or no credit risk exposure in the USDA Guarantees line of business because of the USDA guarantee.  As of September 30, 2013, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any business under the USDA Guarantees line of business and does not expect that Farmer Mac or Farmer Mac II LLC will incur any such losses in the future.

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

Farmer Mac AgVantage securities are general obligations of institutions approved by Farmer Mac and are secured by eligible loans in an amount at least equal to the outstanding principal amount of the security. Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  As such, all AgVantage securities are secured by current loans representing at least 100 percent of the outstanding amount of these securities.  As of September 30, 2013, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future. See "—Credit Risk – Institutional" for more information about Farmer Mac's credit risk on AgVantage securities.

Farmer Mac has developed different underwriting standards for rural utilities loans that depend on whether direct or indirect credit exposure is assumed on a loan and whether the borrower is an electric distribution cooperative or a generation and transmission ("G&T") cooperative. As of September 30, 2013, there were no delinquencies in Farmer Mac's portfolio of rural utilities loans, which includes rural utilities loans held and rural utilities loans underlying or securing Farmer Mac Guaranteed Securities – Rural Utilities. Farmer Mac's direct credit exposure to rural utilities loans as of September 30, 2013 was $1.02 billion, of which $975.6 million were loans to electric distribution cooperatives and $42.2 million were loans to G&T cooperatives. Farmer Mac also had indirect credit exposure to the rural utilities loans securing Farmer Mac Guaranteed Securities – Rural Utilities structured as AgVantage securities, some of which were secured by loans to G&T cooperatives. For more information, see "—Credit Risk – Institutional."

Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held and loans underlying LTSPCs and Farmer Mac Guaranteed Securities.  The methodology that Farmer Mac uses to determine the level of its allowance for losses is described in Note 2(j) to the consolidated financial statements included in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 18, 2013.  Management believes that this methodology produces a reasonable estimate of probable losses, as of the balance sheet date, for all loans held and loans underlying Farmer Mac Guaranteed Securities and LTSPCs, in accordance with accounting guidance related to contingencies and measuring impairment of individual loans.

The following table summarizes the changes in the components of Farmer Mac's allowance for the three and nine months ended September 30, 2013 and 2012:

Table 12

	September 30, 2013			September 30, 2012
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
For the Three Months Ended:
Beginning Balance	$7,368	$6,110	$13,478	$9,361	$8,779	$18,140
(Release of)/provision for losses	(499)	463	(36)	137	(43)	94
Charge-offs	—	—	—	(448)	—	(448)
Ending Balance	$6,869	$6,573	$13,442	$9,050	$8,736	$17,786

For the Nine Months Ended:
Beginning Balance	$11,351	$5,539	$16,890	$10,161	$7,355	$17,516
(Release of)/provision for losses	(598)	1,034	436	(663)	1,381	718
Charge-offs	(3,884)	—	(3,884)	(448)	—	(448)
Ending Balance	$6,869	$6,573	$13,442	$9,050	$8,736	$17,786

Activity affecting the allowance for losses is discussed in "—Results of Operations—Income Statement Analysis." As of September 30, 2013, Farmer Mac's allowance for losses totaled $13.4 million, or

27 basis points, of the outstanding principal balance of loans held and loans underlying LTSPCs and Farm & Ranch Farmer Mac Guaranteed Securities (excluding AgVantage securities), compared to $16.9 million, or 36 basis points, as of December 31, 2012 and $17.8 million or 40 basis points as of September 30, 2012.

As of September 30, 2013, Farmer Mac's 90-day delinquencies were $33.0 million (0.66 percent of the non-AgVantage Farm & Ranch portfolio), compared to $33.3 million (0.70 percent of the non-AgVantage Farm & Ranch portfolio) as of December 31, 2012, and $40.8 million (0.93 percent of the non-AgVantage Farm & Ranch portfolio) as of September 30, 2012. When analyzing the overall risk profile of its program business, Farmer Mac takes into account more than the Farm & Ranch loan delinquency percentages provided above. The total program business includes AgVantage securities and rural utilities loans, neither of which have any delinquencies, and USDA Guaranteed Securities, which are backed by the full faith and credit of the United States. Across all of Farmer Mac's lines of business, 90-day delinquencies represented 0.24 percent of total program business as of September 30, 2013, compared to 0.26 percent of total program business as of December 31, 2012 and 0.33 percent as of September 30, 2012.

As of September 30, 2013, Farmer Mac's ethanol exposure, which includes loans held and loans subject to LTSPCs, was $102.8 million (2.0 percent of the non-AgVantage Farm & Ranch portfolio) on 21 different plants, with an additional $26.8 million of undisbursed commitments.  Other than the undisbursed commitments, Farmer Mac does not expect to add additional ethanol loans to its portfolio. As of September 30, 2013, Farmer Mac had no ethanol loans that were 90-days delinquent. For more information about the conditions facing ethanol producers, see "—Outlook."

The following table presents historical information regarding Farmer Mac's 90-day delinquencies in the Farm & Ranch line of business compared to the principal balance of all Farm & Ranch loans held and loans underlying Farm & Ranch Farmer Mac Guaranteed Securities (excluding AgVantage securities) and LTSPCs:

Table 13

	Outstanding Loans, Guarantees, and LTSPCs (1)	90-day Delinquencies	Percentage
	(dollars in thousands)
As of:
September 30, 2013	$5,035,748	$33,042	0.66%
June 30, 2013	4,917,489	33,922	0.69%
March 31, 2013	4,782,609	39,663	0.83%
December 31, 2012	4,747,289	33,263	0.70%
September 30, 2012	4,402,957	40,797	0.93%
June 30, 2012	4,403,212	47,026	1.07%
March 31, 2012	4,372,483	53,119	1.21%
December 31, 2011	4,349,163	40,622	0.93%
September 30, 2011	4,381,264	44,848	1.02%

(1)	Excludes loans pledged to secure AgVantage securities.

The 90-day delinquency measure includes loans 90 days or more past due as well as loans in foreclosure, loans restructured after delinquency, and non-performing loans where the borrower is in bankruptcy.

As of September 30, 2013, Farmer Mac individually analyzed $35.0 million of the $88.6 million of recorded investment in impaired loans for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values. For the remaining $53.6 million of impaired assets for which updated valuations were not available, Farmer Mac evaluated them in the aggregate in consideration of their similar risk characteristics and historical statistics. Farmer Mac recorded specific allowances of $2.5 million for undercollateralized assets as of September 30, 2013. Farmer Mac's non-specific or general allowances were $10.9 million as of September 30, 2013.

Loans in the Farm & Ranch line of business are all first mortgage agricultural real estate loans. Accordingly, Farmer Mac's exposure on a loan is limited to the difference between (1) the total of the accrued interest, advances, and the principal balance of a loan and (2) the value of the property less the cost to sell. Measurement of that excess or shortfall is the best predictor and determinant of loss, compared to other measures that evaluate the efficiency of a particular farm operator.  Debt service ratios depend upon farm operator efficiency and leverage, which can vary widely within a geographic region, commodity type, or an operator's business and farming skills.  A loan's original loan-to-value ratio is one of many factors Farmer Mac considers in evaluating loss severity and are calculated by dividing the loan principal balance at the time of guarantee, purchase, or commitment by the appraised value at the date of loan origination or, when available, updated appraised value at the time of guarantee, purchase, or commitment.  Other factors include, but are not limited to, other underwriting standards, commodity and farming forecasts, and regional economic and agricultural conditions.

Loan-to-value ratios depend upon the market value of a property, as determined in accordance with Farmer Mac's collateral valuation standards.  As of September 30, 2013, the weighted-average original loan-to-value ratio for Farm & Ranch loans held and loans underlying LTSPCs and Farm & Ranch Farmer Mac Guaranteed Securities (excluding AgVantage securities) was 49 percent, and the weighted-average original loan-to-value ratio for all 90-day delinquencies was 43 percent.

The following table presents outstanding Farm & Ranch loans held and loans underlying LTSPCs and Farm & Ranch Farmer Mac Guaranteed Securities (excluding AgVantage securities) and 90-day delinquencies as of September 30, 2013 by year of origination, geographic region, commodity/collateral type, and original loan-to-value ratio:
Table 14

Farm & Ranch 90-Day Delinquencies as of September 30, 2013
	Distribution of Outstanding Loans, Guarantees, and LTSPCs	Outstanding Loans, Guarantees, and LTSPCs (1)		90-Day Delinquencies (2)	Percentage
	(dollars in thousands)
By year of origination:
Before 2001	7%	$364,687		$7,802	2.14%
2001	3%	127,923		2,398	1.87%
2002	3%	161,951		1,482	0.92%
2003	4%	186,759		3,853	2.06%
2004	4%	218,587		819	0.37%
2005	6%	290,400		1,023	0.35%
2006	6%	317,761		4,782	1.50%
2007	5%	267,403		7,073	2.65%
2008	7%	332,814		2,524	0.76%
2009	5%	243,975		178	0.07%
2010	7%	366,827		1,108	0.30%
2011	10%	479,918		—	—%
2012	17%	852,518		—	—%
2013	16%	824,225		—	—%
Total	100%	$5,035,748		$33,042	0.66%
By geographic region (3):
Northwest	9%	$477,582		$4,882	1.02%
Southwest	35%	1,751,921		10,441	0.60%
Mid-North	32%	1,618,632		2,910	0.18%
Mid-South	12%	602,125		2,660	0.44%
Northeast	5%	236,644		1,395	0.59%
Southeast	7%	348,844		10,754	3.08%
Total	100%	$5,035,748		$33,042	0.66%
By commodity/collateral type:
Crops	50%	$2,531,923		$6,019	0.24%
Permanent plantings	18%	905,613		17,040	1.88%
Livestock	25%	1,239,589		6,537	0.53%
Part-time farm	3%	169,455		3,327	1.96%
Ag. Storage and processing (including ethanol facilities)	4%	179,627		—	—%
Other	—	9,541		119	1.25%
Total	100%	$5,035,748		$33,042	0.66%
By original loan-to-value ratio:
0.00% to 40.00%	26%	$1,316,912		$13,667	1.04%
40.01% to 50.00%	21%	1,046,710		11,845	1.13%
50.01% to 60.00%	28%	1,389,189		3,279	0.24%
60.01% to 70.00%	22%	1,129,331		3,346	0.30%
70.01% to 80.00%	2%	113,787	(4)	786	0.69%
80.01% to 90.00%	1%	39,819	(4)	119	0.30%
Total	100%	$5,035,748		$33,042	0.66%

(1)	Excludes loans pledged to secure AgVantage securities.

(2)
Includes loans and loans underlying Farm & Ranch Farmer Mac Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, restructured after delinquency, and in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

(3)
Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

(4)	Primarily part-time farm loans.

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Farm & Ranch loans purchased and loans underlying LTSPCs and Farm & Ranch Farmer Mac Guaranteed Securities (excluding AgVantage securities) as of September 30, 2013 by year of origination, geographic region, and commodity/collateral type.  The purpose of this information is to present information regarding losses relative to original Farm & Ranch purchases, guarantees, and commitments.

Table 15

Farm & Ranch Credit Losses Relative to Cumulative
Original Loans, Guarantees, and LTSPCs as of September 30, 2013
	Cumulative Original Loans, Guarantees and LTSPCs (1)	Cumulative Net Credit Losses	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
Before 2001	$7,364,387	$11,032	0.15%
2001	1,157,092	178	0.02%
2002	1,191,488	89	0.01%
2003	1,013,633	404	0.04%
2004	746,335	290	0.04%
2005	900,898	(213)	(0.02)%
2006	931,022	9,482	1.02%
2007	710,726	4,401	0.62%
2008	793,069	3,244	0.41%
2009	508,242	1,508	0.30%
2010	613,221	—	—%
2011	688,025	—	—%
2012	998,177	—	—%
2013	872,343	—	—%
Total	$18,488,658	$30,415	0.16%
By geographic region (2):
Northwest	$2,482,748	$7,402	0.30%
Southwest	6,680,704	9,045	0.14%
Mid-North	4,295,232	12,965	0.30%
Mid-South	2,013,646	(337)	(0.02)%
Northeast	1,493,709	83	0.01%
Southeast	1,522,619	1,257	0.08%
Total	$18,488,658	$30,415	0.16%
By commodity/collateral type:
Crops	$8,045,770	$4,303	0.05%
Permanent plantings	3,848,163	9,377	0.24%
Livestock	4,739,524	3,885	0.08%
Part-time farm	1,049,211	838	0.08%
Ag. Storage and processing (including ethanol facilities) (3)	659,342	12,012	1.82%
Other	146,648	—	—%
Total	$18,488,658	$30,415	0.16%

(1)	Excludes loans pledged to secure AgVantage securities.

(2)
Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

(3)
Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction and, as of September 30, 2013, approximately $26.8 million of the loans were not yet disbursed by the lender.

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

The following tables present concentrations of Farm & Ranch loans held and loans underlying LTSPCs and Farm & Ranch Farmer Mac Guaranteed Securities (excluding AgVantage securities) by commodity type within geographic region and cumulative credit losses by origination year and commodity type:

Table 16

	September 30, 2013
	Farm & Ranch Concentrations by Commodity Type within Geographic Region
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(dollars in thousands)
By geographic region (1):
Northwest	$250,930	$85,086	$116,681	$12,895	$11,990	$—	$477,582
	4.9%	1.6%	2.4%	0.3%	0.2%	—%	9.4%
Southwest	512,188	660,789	524,271	36,911	17,005	757	1,751,921
	10.2%	13.1%	10.5%	0.7%	0.3%	—%	34.8%
Mid-North	1,269,643	24,468	177,110	13,521	127,243	6,647	1,618,632
	25.3%	0.5%	3.4%	0.3%	2.6%	0.1%	32.2%
Mid-South	362,688	13,119	194,254	28,099	3,302	663	602,125
	7.2%	0.3%	3.8%	0.6%	0.1%	—%	12.0%
Northeast	68,509	26,925	69,768	57,753	13,492	197	236,644
	1.4%	0.5%	1.4%	1.1%	0.3%	—%	4.7%
Southeast	67,965	95,226	157,505	20,276	6,595	1,277	348,844
	1.3%	1.9%	3.1%	0.4%	0.1%	0.1%	6.9%
Total	$2,531,923	$905,613	$1,239,589	$169,455	$179,627	$9,541	$5,035,748
	50.3%	17.9%	24.6%	3.4%	3.6%	0.2%	100.0%

(1)
Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Table 17

	September 30, 2013
	Cumulative Credit Losses/(Recoveries) by Origination Year and Commodity Type
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Total
	(in thousands)
By year of origination:
1995 and Prior	277	(79)	(107)	—	—	91
1996	(721)	2,296	(73)	—	—	1,502
1997	(397)	2,785	(131)	—	—	2,257
1998	(438)	1,848	1,781	—	—	3,191
1999	(108)	723	158	296	—	1,069
2000	7	1,907	1,049	(41)	—	2,922
2001	45	1	132	—	—	178
2002	—	—	—	89	—	89
2003	363	—	—	41	—	404
2004	—	—	188	102	—	290
2005	(87)	(263)	—	137	—	(213)
2006	1,684	—	40	70	7,688	9,482
2007	957	11	779	144	2,510	4,401
2008	2,623	—	—	—	621	3,244
2009	98	148	69	—	1,193	1,508
2010	—	—	—	—	—	—
2011	—	—	—	—	—	—
2012	—	—	—	—	—	—
2013	—	—	—	—	—	—
Total	$4,303	$9,377	$3,885	$838	$12,012	$30,415

In Farmer Mac's experience, the degree to which the collateral is specialized or highly improved, such as permanent plantings and facilities, is a more significant determinant of the probability of ultimate losses on a given loan than geographic location. The versatility of a borrower's operation (and in the case of persisting adverse economic conditions, the borrower's ability to switch commodity groups) will more likely result in profitability for the borrower and, consequently, a lower risk of decreased value for the underlying collateral. However, producers of agricultural commodities that require specialized or highly improved property are less able to adapt their operations when faced with adverse economic conditions. If adverse economic conditions persist for these commodities, not only might the borrower face a higher risk of default, but also the prospective sale value of the collateral is more likely to decrease and the related loan may become undercollateralized.  This analysis is consistent with corresponding commodity analyses, which indicate that Farmer Mac has experienced higher loss and collateral deficiency rates in permanent planting loans and Ag. Storage and Processing loans (including Farmer Mac's exposure to loans on ethanol plants) for which the collateral is typically highly improved and specialized. See "—Outlook."

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

The unpaid principal balance of outstanding AgVantage on-balance sheet Farm & Ranch Farmer Mac Guaranteed Securities totaled $3.5 billion as of September 30, 2013 and $3.3 billion as of December 31, 2012. The unpaid principal balance of Farmer Mac Guaranteed Securities – Rural Utilities structured as AgVantage transactions issued by the National Rural Utilities Cooperative Finance Corporation ("CFC") and held by Farmer Mac totaled $1.5 billion as of September 30, 2013 and $1.3 billion as of December 31, 2012. In addition, the unpaid principal balance of outstanding off-balance sheet AgVantage transactions totaled $1.0 billion as of both September 30, 2013 and December 31, 2012.

The following table provides information about the issuers of AgVantage securities, as well as the required collateralization levels for those transactions as of September 30, 2013 and December 31, 2012:

Table 18

	September 30, 2013			December 31, 2012
Counterparty	Balance	Credit Rating	Required Collateralization	Balance	Credit Rating	Required Collateralization
	(dollars in thousands)
MetLife(1)	$2,750,000	AA-	103%	$2,750,000	AA-	103%
CFC	1,546,301	A	100%	1,311,175	A	100%
Rabo Agrifinance, Inc.	1,700,000	N/A	106%	1,500,000	N/A	106%
Rabobank N.A.	50,000	N/A	106%	50,000	N/A	106%
Other(2)	9,650	N/A	111% to 120%	9,200	N/A	111% to 120%
Total outstanding	$6,055,951			$5,620,375

(1)	Includes securities issued by Metropolitan Life Insurance Company and MetLife Insurance Company of Connecticut.

(2)	Consists of AgVantage securities issued by 3 different issuers as of September 30, 2013 and 4 different issuers as of December 31, 2012.

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

Farmer Mac manages institutional credit risk related to its interest rate swap counterparties through collateralization provisions contained in each of its swap agreements that varies based on the market value of its swaps portfolio with each counterparty. In addition, Farmer Mac transacts interest rate swaps with multiple counterparties to ensure a more even distribution of institutional credit risk related to its swap transactions. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), mandatory clearing of certain interest rate derivative transactions became effective for Farmer Mac during second quarter 2013, and Farmer Mac has been able to use the clearing process for cleared swap transactions as another mechanism for managing its derivative counterparty risk.

Credit Risk – Other Investments. As of September 30, 2013, Farmer Mac had $651.7 million of cash and cash equivalents and $2.5 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's internal policies as well as FCA regulations, which establish limitations on dollar amount, issuer concentration, and credit quality. Those regulations can be found at 12 C.F.R. §§ 652.1-652.45 (the "Liquidity and Investment Regulations"). In addition to establishing a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize Farmer Mac's exposure to financial market volatility, preserve capital, and support Farmer Mac's access to the debt markets.

The Liquidity and Investment Regulations and Farmer Mac's policies generally require each investment or issuer of an investment to be highly rated by a nationally recognized statistical rating organization ("NRSRO").  Investments in mortgage securities and asset-backed securities are required to have a rating in the highest NRSRO category. Corporate debt securities with maturities of no more than five years but more than three years are required to be rated in one of the two highest categories; corporate debt securities with maturities of three years or less are required to be rated in one of the three highest categories.  Some investments do not require a rating, such as U.S. Treasury securities and other obligations fully insured by the United States government or a government agency or diversified investment funds regulated under the Investment Company Act of 1940.  Investments in diversified investment funds are further limited to those funds that are holding only instruments approved for direct investment by Farmer Mac.

The Liquidity and Investment Regulations and Farmer Mac's policies also establish concentration limits, which are intended to limit exposure to any one counterparty. The Liquidity and Investment Regulations limit Farmer Mac's total credit exposure to any single issuer of securities and uncollateralized financial derivatives to 25 percent of Farmer Mac's regulatory capital (as of September 30, 2013, 25 percent of Farmer Mac's regulatory capital was $148.0 million). This limitation is not applied to the obligations of the United States or to qualified investment funds. The limitation applied to the obligations of any GSE is 100 percent of Farmer Mac's regulatory capital. Farmer Mac's policy applicable to new investments limits Farmer Mac's total exposure to any single issuer of securities (other than GSEs and Government Agencies) and uncollateralized financial derivatives to 5 percent of Farmer Mac's regulatory capital. For more information on recent and proposed changes to the Liquidity and Investment Regulations, see "—Regulatory Matters."

Interest Rate Risk.  Farmer Mac is subject to interest rate risk on all assets retained on its balance sheet because of possible timing differences in the cash flows of the assets and related liabilities.  This risk is primarily related to loans held, Farmer Mac Guaranteed Securities, and USDA Guaranteed Securities due to the ability of borrowers to prepay their loans before the scheduled maturities, thereby increasing the risk of asset and liability cash flow mismatches.  Cash flow mismatches in a changing interest rate environment can reduce the earnings of Farmer Mac if assets repay sooner than expected and the resulting cash flows must be reinvested in lower-yielding investments when Farmer Mac's funding costs cannot be correspondingly reduced, or if assets repay more slowly than expected and the associated debt must be replaced by higher-cost debt.

Yield maintenance provisions and other prepayment penalties contained in many agricultural mortgage and rural utilities loans reduce, but do not eliminate, prepayment risk, particularly in the case of a defaulted loan where yield maintenance may not be collected.  Those provisions require borrowers to make an additional payment when they prepay their loans so that, when reinvested with the prepaid principal, yield maintenance payments generate substantially the same cash flows that would have been generated had the loan not prepaid.  Those provisions create a disincentive to prepayment and compensate Farmer Mac for some of its interest rate risks.  As of September 30, 2013, 3 percent of the total outstanding balance of loans in the Farm & Ranch line of business where Farmer Mac either owned the loan or the beneficial interest in the underlying loan had yield maintenance provisions and 2 percent had other forms of prepayment protection (together covering 7 percent of all loans with fixed interest rates).  Of the Farm & Ranch loans purchased in third quarter 2013, none had yield maintenance or another form of prepayment protection. As of September 30, 2013, none of the USDA Guaranteed Securities had yield maintenance provisions; however, 8 percent contained prepayment penalties.  Of the USDA Guaranteed Securities purchased in third quarter 2013, 1 percent contained various forms of prepayment penalties.  As of September 30, 2013, 67 percent of the rural utilities loans owned by Farmer Mac had yield maintenance provisions.  Of the rural utilities loans purchased in third quarter 2013, 39 percent had yield maintenance provisions.  As of September 30, 2013, substantially all of the rural utilities loans held in trusts where Farmer Mac owned the beneficial interest in the underlying loan had yield maintenance provisions.

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

Farmer Mac's $651.7 million of cash and cash equivalents mature within three months and are funded with discount notes having similar maturities. As of September 30, 2013, $2.3 billion of the $2.5 billion of investment securities (92 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year. Those securities are funded with effectively floating rate debt that closely matches the rate adjustment dates of the associated investments. As of September 30, 2013, Farmer Mac had outstanding discount notes of $4.5 billion, medium-term notes that mature within one year of $2.5 billion, and medium-term notes that mature after one year of $5.0 billion.

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

Farmer Mac's NII is the difference between the yield on its interest-earning assets and its funding costs. Farmer Mac's NII may be affected by changes in market interest rates resulting from timing differences between maturities and repricing characteristics of assets and liabilities. The direction and magnitude of any such effect depends on the direction and magnitude of the change in interest rates as well as the composition of Farmer Mac's portfolio. The NII forecast represents an estimate of the net interest income that Farmer Mac's current portfolio is expected to produce over a twelve month horizon. As a result, NII sensitivity statistics provide a shorter-term view of Farmer Mac's interest rate sensitivity.

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

Each of the metrics is produced using asset/liability models and is derived based on management's best estimates of such factors as projected interest rates, interest rate volatility, and prepayment speeds. Accordingly, these metrics should be understood as estimates rather than precise measurements. In addition, actual results may differ to the extent there are material changes to Farmer Mac's portfolio or changes in strategies undertaken to mitigate unfavorable sensitivities to interest rate changes.

The following schedule summarizes the results of Farmer Mac's MVE and NII sensitivity analysis as of September 30, 2013 and December 31, 2012 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

Table 19

	Percentage Change in MVE from Base Case
Interest Rate Scenario	September 30, 2013	December 31, 2012
+100 basis points	(2.5)%	4.8%
-25 basis points	(0.1)%	(2.2)%

	Percentage Change in NII from Base Case
Interest Rate Scenario	September 30, 2013	December 31, 2012
+100 basis points	0.6%	(0.4)%
-25 basis points	(10.3)%	(6.2)%

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

As of September 30, 2013, Farmer Mac's effective duration gap was 0.2 months, compared to minus 2.4 months as of December 31, 2012.  Longer-term interest rates increased significantly and the yield curves steepened during the second and third quarters of 2013. This sharp rate movement lengthened the duration of Farmer Mac's assets relative to its liabilities, thereby reducing Farmer Mac's duration gap and its overall interest rate sensitivity. Farmer Mac's interest rate sensitivity remains relatively low and at manageable levels.

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

As of September 30, 2013, Farmer Mac had $6.6 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to twenty-five years, of which $1.7 billion were pay-fixed interest rate swaps, $4.5 billion were receive-fixed interest rate swaps, and $0.4 billion were basis swaps.

Farmer Mac enters into interest rate swap contracts to adjust the characteristics of its debt to match more closely the cash flow and duration characteristics of its loans and other assets, thereby reducing interest rate risk and often times deriving an overall lower effective cost of borrowing than would otherwise be available to Farmer Mac in the conventional debt market.  Specifically, interest rate swaps synthetically convert the variable cash flows related to the forecasted issuance of short-term debt into effectively fixed rate medium-term notes that match the anticipated duration and interest rate characteristics of the corresponding assets.  Farmer Mac evaluates the overall cost of using the swap market as a funding alternative and uses interest rate swaps to manage specific interest rate risks for specific transactions. Certain financial derivatives are designated as fair value hedges of fixed rate assets classified as available-for-sale to protect against fair value changes in the assets related to a benchmark interest rate (i.e., LIBOR).

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

As discussed in Note 4 to the consolidated financial statements, all financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Changes in the fair values of financial derivatives are reported in "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in fair value hedging relationships, changes in the fair values of the hedged items related to the risk being hedged are also reported in "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations. Farmer Mac currently has no financial derivatives designated in cash flow hedging relationships.  All of Farmer Mac's financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty.  As of September 30, 2013, Farmer Mac had uncollateralized net exposures of $3.0 million to two counterparties. As of December 31, 2012, Farmer Mac had uncollateralized net exposures of $0.8 million to three counterparties.

Liquidity and Capital Resources

Farmer Mac regularly accesses the capital markets for liquidity, and Farmer Mac has maintained access to the capital markets at favorable rates throughout 2012 and the first half of 2013. Assuming continued access to the capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac also has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets. That plan involves borrowing through repurchase agreement arrangements and the sale of liquid assets. In accordance with the calculation prescribed by the Liquidity and Investment Regulations, Farmer Mac is required to maintain a minimum of 60 days of liquidity and targets 90 days of liquidity. In accordance with the methodology prescribed by those regulations, Farmer Mac maintained an average of 170 days of liquidity during third quarter 2013 and had 168 days of liquidity as of September 30, 2013. FCA recently adopted a final rule to revise its regulations governing the management of liquidity risk at Farmer Mac, which will require that Farmer Mac maintain a minimum of 90 days of liquidity and use a different methodology for calculating the available days of liquidity. For more information about this final rule, see "—Regulatory Matters."

Debt Issuance.  Farmer Mac funds its purchases of eligible loan assets and investment assets primarily by issuing debt obligations of various maturities through a network of dealers in the public capital markets.  Farmer Mac works to enhance its funding operations by undertaking extensive debt investor relations initiatives, including conducting non-deal roadshows with institutional investors; making periodic dealer sales force presentations; and speaking at fixed income investor conferences throughout the United States. Debt obligations issued by Farmer Mac include discount notes and fixed and floating rate medium-term notes, including callable notes. Farmer Mac also issues discount notes and medium-term notes to obtain funds to finance investment activities, transaction costs, guarantee payments, and LTSPC purchase obligations.

Farmer Mac's board of directors has authorized the issuance of up to $15.0 billion of discount notes and medium-term notes (of which $12.1 billion was outstanding as of September 30, 2013), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac invests the proceeds of its debt issuances in purchases of loans, Farmer Mac Guaranteed Securities, and investment assets in accordance with policies established by its board of directors and subject to regulations established by FCA.

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

Farmer Mac maintains cash, cash equivalents (including U.S. Treasury securities and other short-term money market instruments), and other investment securities that can be drawn upon for liquidity needs.  The following table presents these assets as of September 30, 2013 and December 31, 2012:

Table 20

	September 30, 2013	December 31, 2012
	(in thousands)
Cash and cash equivalents	$651,713	$785,564
Investment securities:
Guaranteed by U.S. Government and its agencies	1,073,888	1,377,870
Guaranteed by GSEs	971,979	755,991
Preferred stock issued by GSEs	83,455	87,086
Corporate debt securities	206,706	129,179
Asset-backed securities principally backed by Government-guaranteed student loans	167,084	149,503
Total	$3,154,825	$3,285,193

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

Farmer Mac held $65.1 million of ARCs as of September 30, 2013, compared to $63.2 million of ARCs as of December 31, 2012.  As of September 30, 2013, Farmer Mac's carrying value of its ARCs was 88 percent of par.  The discounted carrying value reflects uncertainty regarding the ability to obtain par in the absence of any active market trading. See Note 8 for more information on the carrying value of ARCs.

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

On September 12, 2013, FCA adopted a final rule to revise its regulations governing business and capital planning at Farmer Mac, requiring Farmer Mac to submit on an annual basis a capital plan to FCA and to notify FCA under certain circumstances before making a capital distribution. The rule also requires Farmer Mac to maintain sufficient capital to meet its policy goals under both expected and stressful scenarios, and sets forth various items that must be included in Farmer Mac's annual capital plan and capital adequacy goals. This final rule will become effective 30 days after October 31, 2013 (the date of publication in the Federal Register) during which either or both chambers of Congress are in session. Farmer Mac does not expect its compliance with the final rule on capital planning to materially affect Farmer Mac's operations or financial condition.

On October 10, 2013, FCA adopted a final rule to revise the Liquidity and Investment Regulations governing the management of liquidity risk at Farmer Mac. The final rule adopted by FCA increases the minimum days-of-liquidity requirement for Farmer Mac's liquidity reserve from 60 to 90 days of maturing obligations, and also requires progressively higher-quality liquid assets to meet progressively shorter time intervals of obligations within the new 90-day minimum period. This rule was published in the Federal Register on November 1, 2013, and will become effective 180 days after its publication, provided either or both chambers of Congress are in session for at least 30 calendar days after publication. Farmer Mac does not expect its compliance with the final rule on liquidity management to materially affect Farmer Mac's operations or financial condition. The final rule adopted on October 10, 2013 complements the final rule published by FCA on November 5, 2012 amending the Liquidity and Investment Regulations to address investment eligibility and management. FCA also has sought public comment regarding the use of credit ratings in the Liquidity and Investment Regulations, in accordance with the Dodd-Frank Act, for purposes of a final rule to be published at a later date.

Other Matters

Common Stock Dividends. For each of the first three quarters in 2013, Farmer Mac paid a quarterly dividend of $0.12 per share on all classes of its common stock. For each quarter in 2012, Farmer Mac paid a quarterly dividend of $0.10 per share on all classes of its common stock. Farmer Mac's ability to declare and pay dividends on common stock could be restricted if it failed to comply with regulatory capital requirements. See "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement Levels" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 18, 2013.

Preferred Stock Dividends. For first quarter 2013, Farmer Mac paid a quarterly dividend of $2.36 per share on its Series C Preferred Stock. Farmer Mac's Series C Preferred Stock was retired and redeemed on January 17, 2013 with the proceeds from the issuance of the Series A Preferred Stock. Farmer Mac paid dividends of $0.3672 per share on the Series A Preferred Stock on the regularly scheduled payment dates of April 17, July 17, and October 17, 2013.

Non-controlling Interest-Preferred Stock Dividends. For each of the first three quarters in 2013 and for each quarter during 2012, Farmer Mac II LLC paid a quarterly dividend of $22.1875 per share on the company's preferred stock. Farmer Mac's net income attributable to non-controlling interest totaled $5.5 million and $16.6 million, respectively, for the three and nine months ended September 30, 2013 and 2012. These amounts represent the dividends paid on the Farmer Mac II LLC preferred stock held by third parties. Farmer Mac's income tax expense is determined based on income before income taxes less the amount of these dividends.

Supplemental Information

The following tables present quarterly and annual information regarding loan purchases, guarantees, and LTSPCs and outstanding loans, guarantees, and LTSPCs:

Table 21

Farmer Mac Purchases, Guarantees and LTSPCs
	Farm & Ranch				Rural Utilities
		Guaranteed		USDA		Guaranteed
	Loans	Securities	LTSPCs (1)	Guarantees	Loans	Securities	Total
	(in thousands)
For the quarter ended:
September 30, 2013	$193,089	$103,500	$198,783	$70,372	$5,107	$250,000	$820,851
June 30, 2013	226,135	200,000	99,504	110,897	10,222	—	646,758
March 31, 2013	159,887	100,000	166,780	122,187	30,262	325,000	904,116
December 31, 2012	181,555	—	378,258	102,339	56,638	133,406	852,196
September 30, 2012	132,882	201,000	115,757	114,974	26,843	250,000	841,456
June 30, 2012	145,423	200,000	70,458	165,613	58,286	—	639,780
March 31, 2012	110,486	200,000	179,637	101,725	24,350	—	616,198
December 31, 2011	98,425	—	97,688	104,134	55,007	—	355,254
September 30, 2011	68,201	1,001,500	266,906	87,051	32,387	—	1,456,045

For the year ended:
December 31, 2012	570,346	601,000	744,110	484,651	166,117	383,406	2,949,630
December 31, 2011	495,455	1,801,500	471,994	407,713	203,789	2,796	3,383,247

(1)
Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction and, as of September 30, 2013, approximately $26.8 million of the loans were not yet disbursed by the lender.

Table 22

Outstanding Balance of Farmer Mac Loans, Guarantees and LTSPCs and USDA Guarantees
	Farm & Ranch				Rural Utilities
		Guaranteed		USDA		Guaranteed
	Loans	Securities	LTSPCs	Guarantees	Loans	Securities	Total
	(in thousands)
As of:
September 30, 2013	$1,950,703	$5,311,354	$2,283,341	$1,676,793	$1,017,774	$1,546,301	$13,786,266
June 30, 2013	1,876,958	5,235,069	2,213,462	1,667,170	1,049,920	1,552,939	$13,595,518
March 31, 2013	1,704,544	5,265,700	2,221,565	1,648,105	1,039,698	1,558,250	$13,437,862
December 31, 2012	1,679,851	5,220,570	2,156,068	1,615,579	1,031,945	1,311,175	$13,015,188
September 30, 2012	1,545,401	5,284,920	1,881,836	1,599,226	975,307	1,181,369	$12,468,059
June 30, 2012	1,534,625	5,120,507	1,858,080	1,579,187	976,651	1,181,370	$12,250,420
March 31, 2012	1,944,956	4,488,165	1,850,362	1,529,642	921,929	1,331,371	$12,066,425
December 31, 2011	1,948,105	4,332,871	1,776,051	1,513,177	916,027	1,427,071	$11,913,302
September 30, 2011	1,905,412	4,371,673	1,811,280	1,463,129	861,020	1,428,879	$11,841,393

Table 23

Outstanding Balance of Loans Held, Loans Underlying Non-AgVantage On-Balance Sheet Farmer Mac Guaranteed Securities, AgVantage Securities, and USDA Guaranteed Securities
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
September 30, 2013	$4,970,420	$1,802,255	$2,924,785	$9,697,460
June 30, 2013	4,714,119	1,871,225	2,964,004	9,549,348
March 31, 2013	4,670,617	1,797,456	2,883,474	9,351,547
December 31, 2012	4,483,453	1,803,866	2,648,103	8,935,422
September 30, 2012	4,904,265	1,213,588	2,473,086	8,590,939
June 30, 2012	5,035,743	1,259,568	2,063,490	8,358,801
March 31, 2012	4,993,233	1,210,405	2,410,310	8,613,948
December 31, 2011	5,288,687	1,230,374	1,967,960	8,487,021
September 30, 2011	5,233,417	1,192,497	1,909,470	8,335,384

The following table presents the quarterly net effective spread by business segment:

Table 24

	Net Effective Spread by Business Segment
	Farm & Ranch		USDA Guarantees		Rural Utilities		Corporate		Net Effective Spread
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
For the quarter ended:
September 30, 2013	16,174	1.23%	2,831	0.68%	2,985	0.46%	3,791	0.52%	25,781	0.83%
June 30, 2013	16,325	1.30%	2,738	0.68%	3,033	0.46%	3,967	0.58%	26,063	0.87%
March 31, 2013	16,049	1.32%	2,933	0.73%	3,014	0.51%	4,267	0.59%	26,263	0.90%
December 31, 2012	16,133	1.36%	2,869	0.74%	3,155	0.55%	4,303	0.56%	26,460	0.91%
September 30, 2012	16,839	1.46%	2,830	0.73%	3,109	0.57%	4,478	0.57%	27,256	0.95%
June 30, 2012	16,749	1.54%	2,790	0.74%	3,006	0.55%	4,664	0.64%	27,209	0.99%
March 31, 2012	14,874	1.45%	2,766	0.75%	3,177	0.54%	4,815	0.66%	25,632	0.94%
December 31, 2011	15,442	1.57%	2,693	0.74%	3,152	0.54%	4,735	0.71%	26,022	1.00%
September 30, 2011	13,542	1.52%	2,705	0.77%	3,046	0.53%	3,472	0.55%	22,765	0.93%

The following table presents quarterly core earnings reconciled to GAAP net income available to common stockholders:

Table 25

Core Earnings by Quarter Ended
	September 2013	June 2013	March 2013	December 2012	September 2012	June 2012	March 2012	December 2011	September 2011
	(in thousands)
Revenues:
Net effective spread	$25,781	$26,063	$26,263	$26,460	$27,256	$27,209	$25,632	$26,022	$22,765
Guarantee and commitment fees	7,046	6,954	6,792	6,764	6,591	6,607	6,660	6,740	6,930
Other	(466)	3,274	186	393	384	(294)	18	55	(680)
Total revenues	32,361	36,291	33,241	33,617	34,231	33,522	32,310	32,817	29,015

Credit related (income)/expenses:
(Release of)/provisions for losses	(36)	(704)	1,176	1,157	94	174	450	(118)	(801)
REO operating expenses	35	259	126	47	66	15	6	82	142
(Gains)/losses on sale of REO	(39)	(1,124)	(47)	(629)	13	(262)	—	(254)	4
Total credit related (income)/expenses	(40)	(1,569)	1,255	575	173	(73)	456	(290)	(655)

Operating expenses:
Compensation & employee benefits	4,523	4,571	4,698	5,752	4,375	4,574	4,485	3,916	4,805
General & Administrative	2,827	2,715	2,917	2,913	2,788	2,664	2,758	2,315	2,505
Regulatory fees	593	594	594	594	562	562	563	563	550
Total operating expenses	7,943	7,880	8,209	9,259	7,725	7,800	7,806	6,794	7,860

Net earnings	24,458	29,980	23,777	23,783	26,333	25,795	24,048	26,313	21,810
Income taxes	6,263	7,007	6,081	5,914	6,682	6,627	6,028	7,471	4,316
Non-controlling interest	5,547	5,547	5,547	5,546	5,547	5,547	5,547	5,546	5,547
Preferred stock dividends	881	881	851	720	719	720	720	720	719
Core earnings	$11,767	$16,545	$11,298	$11,603	$13,385	$12,901	$11,753	$12,576	$11,228

Reconciling items (after-tax effects):
Unrealized gains/(losses) on financial derivatives and hedging activities	4,632	11,021	5,712	4,719	3,456	(14,035)	10,185	386	(35,857)
Unrealized (losses)/gains on trading assets	(407)	(212)	136	1,778	(286)	(2,006)	714	2,476	(2,361)
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(421)	(564)	(618)	(4,534)	(873)	(901)	(958)	(1,875)	(1,154)
Net effects of settlements on agency forwards	(158)	955	(338)	(102)	699	(250)	509	(240)	(1,291)
Lower of cost or fair value adjustments on loans held for sale	—	—	—	(3,863)	—	—	—	—	6,403
GAAP net income/(loss) attributable to common stockholders	$15,413	$27,745	$16,190	$9,601	$16,381	$(4,291)	$22,203	$13,323	$(23,032)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

(a) Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Farmer Mac's management on a timely basis to allow decisions regarding required disclosure. Management, including Farmer Mac's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Farmer Mac's disclosure controls and procedures (as defined under Rules 13a‑15(e) and 15d‑15(e) of the Exchange Act) as of September 30, 2013.

Farmer Mac carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Farmer Mac's disclosure controls and procedures were effective as of September 30, 2013.

(b) Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

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

During third quarter 2013, one type of transaction occurred related to Farmer Mac's common stock that was not registered under the Securities Act of 1933 and not otherwise reported on a Current Report on Form 8-K. Under Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 430 shares of its Class C non-voting common stock on July 23, 2013 to the six directors who elected to receive stock in lieu of their cash retainers. Farmer Mac calculated the number of shares issued to the directors based on a price of $28.88 per share, which was the closing price of the Class C non-voting common stock on June 28, 2013 as reported by the New York Stock Exchange.

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
Certification of Registrant's principal executive officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Registrant's principal executive officer and principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Timothy L. Buzby		November 12, 2013
By:	Timothy L. Buzby	Date
President and Chief Executive Officer
(Principal Executive Officer)

/s/ R. Dale Lynch		November 12, 2013
By:	R. Dale Lynch	Date
Senior Vice President - Chief Financial Officer
(Principal Financial Officer)