Form 10-Q/A
period 2013-11-12
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2013-11-12
CIK 845877

As filed with the Securities and Exchange Commission on November 12, 2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
Report on Form 10-Q/A for the quarter ended September 30, 2013
Amendment No. 1

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment”) to the Quarterly Report on Form 10-Q of the Federal Agricultural Mortgage Corporation (“Farmer Mac”) for the quarter ended September 30, 2013 (“Form 10-Q”), initially filed with the Securities and Exchange Commission on November 12, 2013 (the “Original Filing”), is being filed solely to add the exhibits 31.1, 31.2, and 32, which were not included in the Original Filing due to technological error.

Except as described above, no other changes have been made to the Form 10-Q, and this Amendment does not amend, update or change the financial statements or disclosures in the Form 10-Q. Therefore, this Amendment does not reflect events occurring after the filing of the Original Filing or amend or update those disclosures, or related exhibits, affected by subsequent events. Accordingly, this Amendment should be read in conjunction with Farmer Mac’s other filings with the SEC subsequent to the filing of the Original Filing.

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