Form 10-Q/A
period 2013-09-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2013-11-13
CIK 845877

As filed with the Securities and Exchange Commission on November 13, 2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 2
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
FEDERAL AGRICULTURAL MORTGAGE CORPORATION
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
FORM 10-Q/A
Amendment No. 2

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (“Amendment 2”) to the Quarterly Report on Form 10-Q of the Federal Agricultural Mortgage Corporation (“Farmer Mac”) for the fiscal quarter ended September 30, 2013 (the “Third Quarter 2013 Form 10-Q”), initially filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2013 (the “Original Filing”), as amended by Amendment No. 1 on Form 10-Q/A filed with the SEC on November 12, 2013 (“Amendment 1”), is being filed because the certifications required by Rules 13a-14(a) and 15d-14(a) were not included as exhibits to the Original Filing due to a technological error and were filed separately with Amendment 1. Amendment 2 is now being filed to include the certifications required by Rules 13a-14(a) and 15d-14(a) as exhibits to the Original Filing, as a complete submission.

Except as described above, no other changes have been made to the Third Quarter 2013 Form 10-Q, as amended by Amendment 1, and this Amendment 2 does not amend, update, or change the financial statements or disclosures in the Third Quarter 2013 Form 10-Q, as amended by Amendment 1. Therefore, this Amendment 2 does not reflect events occurring after the filing of the Original Filing or Amendment 1 or amend or update those disclosures, or related exhibits, affected by subsequent events. Accordingly, this Amendment 2 should be read in conjunction with Farmer Mac’s other filings with the SEC subsequent to the filing of the Original Filing and Amendment 1.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Timothy L. Buzby		November 13, 2013
By:	Timothy L. Buzby	Date
President and Chief Executive Officer
(Principal Executive Officer)

/s/ R. Dale Lynch		November 13, 2013
By:	R. Dale Lynch	Date
Senior Vice President - Chief Financial Officer
(Principal Financial Officer)