Form 10-K
period 2013-12-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2014-03-13
CIK 845877

As filed with the Securities and Exchange Commission on
March 13, 2014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
Yes        ☐                                No           ☒
The aggregate market value of the Class A voting common stock and Class C non-voting common stock held by non-affiliates of the registrant was $291,572,715 as of June 28, 2013, based upon the closing prices for the respective classes on June 28, 2013 reported by the New York Stock Exchange.  For purposes of this information, the outstanding shares of Class C non-voting common stock owned by directors and executive officers of the registrant were deemed to be held by affiliates.  The aggregate market value of the Class B voting common stock is not ascertainable due to the absence of publicly available quotations or prices for the Class B voting common stock as a result of the limited market for, and infrequency of trades in, Class B voting common stock and the fact that any such trades are privately negotiated transactions.
As of March 3, 2014, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock and 9,354,992 shares of Class C non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant's 2014 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part III of this Annual Report on Form 10-K).

FORWARD-LOOKING STATEMENTS

Some statements made in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 pertaining to management's current expectations as to the Federal Agricultural Mortgage Corporation's ("Farmer Mac") future financial results, business prospects, and business developments.  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements. These statements typically are accompanied by, and identified with, terms such as "anticipates," "believes," "expects," "intends," "should," and similar phrases.  The following management's discussion and analysis includes forward-looking statements addressing Farmer Mac's:

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

Management's expectations for Farmer Mac's future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties.  Various factors or events could cause Farmer Mac's actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under "Risk Factors" in Part 1, Item 1A of this Annual Report on Form 10-K and uncertainties regarding:

•	the availability to Farmer Mac and Farmer Mac II LLC of debt and equity financing and, if available, the reasonableness of rates and terms;

•	legislative or regulatory developments that could affect Farmer Mac or its sources of business, including but not limited to:

◦
developments related to the implementation of agricultural policies and programs resulting from the recently enacted Agricultural Act of 2014 (referred to as the 2014 Farm Bill), including the elimination of direct payments to agricultural producers by the USDA and increased federal subsidies for enhanced crop insurance programs; and

◦	changes in policies related to renewable fuel standards and the use of ethanol as a blending agent;

•	fluctuations in the fair value of assets held by Farmer Mac and Farmer Mac II LLC;

•
the rate and direction of development of the secondary market for agricultural mortgage and rural utilities loans, including lender interest in Farmer Mac credit products and the secondary market provided by Farmer Mac;

•	the general rate of growth in agricultural mortgage and rural utilities indebtedness;

•
the impact of economic conditions, including the effects of weather-related conditions and fluctuations in agricultural real estate values, on agricultural mortgage lending and borrower repayment capacity;

•	developments in the financial markets, including possible investor, analyst, and rating agency reactions to events involving government-sponsored enterprises, including Farmer Mac;

•	changes in the level and direction of interest rates, which could, among other things, affect the value of collateral securing Farmer Mac's agricultural mortgage loan assets; and

•	volatility in commodity prices relative to costs of production and/or export demand for U.S. agricultural products.

In light of these potential risks and uncertainties, no undue reliance should be placed on any forward-looking statements expressed in this report.  Furthermore, Farmer Mac undertakes no obligation to release publicly the results of revisions to any forward-looking statements that may be made to reflect new information or any future events or circumstances, except as otherwise mandated by the U.S. Securities and Exchange Commission. The discussion below is not necessarily indicative of future results.

PART I

Item 1.	Business

GENERAL

The Federal Agricultural Mortgage Corporation ("Farmer Mac") is a stockholder-owned, federally chartered corporation that combines private capital and public sponsorship to serve a public purpose.  Congress has charged Farmer Mac with the mission of providing a secondary market for a variety of loans made to borrowers in rural America.  A secondary market is an economic arrangement in which the owners of financial assets, such as the originators of loans, may sell all or part of those assets or pay a fee to otherwise offset some or all of the inherent risks of holding the assets.  Farmer Mac's main secondary market activities are:

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

Farmer Mac was established under federal legislation first enacted in 1988 and amended most recently in 2008 – Title VIII of the Farm Credit Act of 1971 (12 U.S.C. §§ 2279aa et seq.), which is sometimes referred to as Farmer Mac's charter.  Farmer Mac is known as a government-sponsored enterprise ("GSE") by virtue of the status conferred by its charter.  The charter provides that Farmer Mac has the power to establish, acquire, and maintain affiliates (as defined in the charter) under applicable state law to carry out any activities that otherwise would be performed directly by Farmer Mac.  Farmer Mac established its two existing subsidiaries, Farmer Mac II LLC and Farmer Mac Mortgage Securities Corporation, under that power.

Farmer Mac is an institution of the Farm Credit System (the "FCS"), which is composed of the banks, associations, and related entities, including Farmer Mac and its subsidiaries, regulated by the Farm Credit Administration ("FCA"), an independent agency in the executive branch of the United States government.  Although Farmer Mac (including its subsidiaries) is an institution of the FCS, it is not liable for any debt or obligation of any other institution of the FCS.  None of FCA, the FCS, or any other individual institution of the FCS is liable for any debt or obligation of Farmer Mac or its subsidiaries. The debts and obligations of Farmer Mac and its subsidiaries are not guaranteed by the full faith and credit of the United States.

Farmer Mac's two principal sources of revenue are:

•	interest income earned on assets held on balance sheet, net of related funding costs and interest payments and receipts on financial derivatives (i.e., net effective spread); and

•	guarantee and commitment fees received in connection with outstanding guaranteed securities and LTSPCs.

Farmer Mac funds its purchases of eligible loans (including participation interests in eligible loans) and guaranteed securities primarily by issuing debt obligations of various maturities in the public capital markets.  The proceeds of debt issuance are also used to fund liquidity investments that must comply with policies adopted by Farmer Mac's board of directors and with FCA regulations, which establish limitations on dollar amount, issuer concentration, and credit quality.  Those regulations can be found at 12 C.F.R. §§ 652.1-652.45 (the "Liquidity and Investment Regulations").  Farmer Mac's regular debt issuance supports its access to the capital markets, and Farmer Mac's liquidity investment assets provide an alternative source of funds should market conditions be unfavorable.  As of December 31, 2013, Farmer Mac had $4.9 billion of discount notes and $7.4 billion of medium-term notes outstanding.  For more information about Farmer Mac's eligible loan assets and liquidity investment assets, as well as its financial performance and sources of capital and liquidity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Secondary Market

Farmer Mac's activities are intended to provide lenders with an efficient and competitive secondary market that enhances these lenders' ability to offer competitively-priced financing to rural borrowers. This secondary market is designed to increase the availability of long-term credit at stable interest rates to America's rural communities and to provide rural borrowers with the benefits of capital markets pricing and product innovation.  The secondary market provided by Farmer Mac functions as a bridge between the national capital markets and the agricultural and rural credit markets by attracting new capital for financing rural borrowers.

Farmer Mac's purchases of both eligible loans and obligations secured by eligible loans, as well as Farmer Mac's guaranteed securities sold to third party investors, increase lenders' liquidity and lending capacity and provide a continuous source of funding for lenders that extend credit to borrowers in rural America. Farmer Mac's LTSPCs for eligible loans held by lenders, as well as Farmer Mac's guaranteed securities retained by lenders in exchange for the related securitized loans, result in lower regulatory capital requirements for the lenders and reduced borrower or commodity concentration exposure for some lenders, thereby expanding their lending capacity.  By increasing the efficiency and competitiveness of rural finance, the secondary market provided by Farmer Mac has the potential to lower the interest rates paid on loans by rural borrowers.

The current economic and regulatory environment presents Farmer Mac with opportunities to market a mix of products to rural lenders in need of capital, liquidity, long-term fixed rate products, and portfolio diversification. As part of its outreach strategy, Farmer Mac listens to current and prospective rural lenders to identify their specific needs, with an emphasis on individual lender meetings, lender road shows, and face-to-face contact at state and national banking conferences. Farmer Mac seeks to maximize the use of technology to support these business development efforts.

Lines of Business

Farmer Mac conducts its secondary market activities through three lines of business – Farm & Ranch, USDA Guarantees, and Rural Utilities.  The loans eligible for the secondary market provided by Farmer Mac include:

•	mortgage loans secured by first liens on agricultural real estate, including part-time farms and rural housing (encompassing the Farm & Ranch line of business);

•	agricultural and rural development loans guaranteed by the United States Department of Agriculture ("USDA") (encompassing the USDA Guarantees line of business); and

•	loans made by cooperative lenders to finance electrification and telecommunications systems in rural areas (encompassing the Rural Utilities line of business).

As of December 31, 2013, the total outstanding amount of the eligible loans included in all of Farmer Mac's lines of business was $14.0 billion.

Farm & Ranch

Under the Farm & Ranch line of business, Farmer Mac purchases eligible mortgage loans secured by first liens on agricultural real estate and rural housing.  Farmer Mac also guarantees securities representing interests in, or obligations secured by, pools of mortgage loans eligible for the Farm & Ranch line of business ("Farm & Ranch Guaranteed Securities").  Additionally, Farmer Mac commits to purchase, subject to the terms of the applicable LTSPC agreement, eligible Farm & Ranch mortgage loans. To be eligible, loans must meet Farmer Mac's credit underwriting, collateral valuation, documentation, and other specified standards that are discussed in "Business—Farmer Mac Lines of Business—Farm & Ranch."  As of December 31, 2013, outstanding loans held by Farmer Mac, loans that either backed off-balance sheet Farm & Ranch Guaranteed Securities or were subject to LTSPCs, and other Farm & Ranch Guaranteed Securities totaled $9.7 billion.

USDA Guarantees

Under the USDA Guarantees line of business, Farmer Mac II LLC, a subsidiary of Farmer Mac, purchases the portions of certain agricultural, rural development, business and industry, and community facilities loans guaranteed by the USDA under the Consolidated Farm and Rural Development Act (7 U.S.C. §§ 1921 et seq.). Farmer Mac refers to these USDA-guaranteed portions of loans as "USDA Securities." Farmer Mac II LLC also purchases USDA Securities in exchange for issuing securities to third parties backed by those USDA Securities, which are then also guaranteed by Farmer Mac ("Farmer Mac Guaranteed USDA Securities").  As of December 31, 2013, outstanding USDA Securities and Farmer Mac Guaranteed USDA Securities totaled $1.7 billion, of which $41.3 million were Farmer Mac Guaranteed USDA Securities.

Rural Utilities

Farmer Mac initiated the Rural Utilities line of business in 2008 after Congress expanded Farmer Mac's authorized secondary market activities to include rural utilities loans.  Farmer Mac's authorized activities under this line of business are similar to those conducted under the Farm & Ranch line of business – purchases of, and guarantees of securities ("Rural Utilities Guaranteed Securities") backed by, eligible rural utilities loans.  To be eligible, loans must meet Farmer Mac's credit underwriting and other specified standards that are discussed in "Business—Farmer Mac Lines of Business—Rural Utilities."  Although Farmer Mac has the ability to provide LTSPCs in the Rural Utilities line of business, none have been issued to date. As of December 31, 2013, the aggregate outstanding principal balance of rural utilities loans held and Rural Utilities Guaranteed Securities was $2.6 billion.

Farmer Mac Guaranteed Securities

Farm & Ranch Guaranteed Securities, Farmer Mac Guaranteed USDA Securities, and Rural Utilities Guaranteed Securities are sometimes collectively referred to as "Farmer Mac Guaranteed Securities."  The assets underlying Farmer Mac Guaranteed Securities include (1) loans, loan participation interests, or USDA Securities eligible under one of Farmer Mac's lines of business and (2) general obligations of lenders secured by pools of eligible loans.  Farmer Mac guarantees the timely payment of principal and interest on the resulting Farmer Mac Guaranteed Securities.  Farmer Mac may retain Farmer Mac Guaranteed Securities in its portfolio or sell them to third parties. AgVantage® is a registered trademark of Farmer Mac used to designate Farmer Mac's guarantees of securities related to general obligations of lenders that are secured by pools of eligible loans.  AgVantage securities are currently issued under the Farm & Ranch and Rural Utilities lines of business.

Competition

Farmer Mac is the only Congressionally-chartered corporation established to provide a secondary market for agricultural mortgage loans, rural utilities loans, and USDA Securities. However, Farmer Mac does face indirect competition from a variety of sources. Historically, these sources have included other financial institutions that purchase, retain, or securitize the types of loans eligible for Farmer Mac's secondary market activities, including commercial and investment banks, insurance companies, and other FCS institutions. Farmer Mac also competes indirectly with originators of eligible loans who would prefer to retain the loans they originate rather than sell them into the secondary market. Farmer Mac is able to compete to acquire eligible loans due to the variety of products it offers and its ability to offer low-cost funding to its customers. This enables Farmer Mac to offer flexible financing options and products designed to meet the variety of needs faced by lending institutions related to capital requirements, liquidity, credit risk, and management of sector and geographic concentrations and borrower exposures. However, the relative competitiveness of the loan rates offered by Farmer Mac is affected by the ability of other lending institutions to subsidize their rates on the loan products with which Farmer Mac competes by price averaging with other types of loans or by low-return use of equity. Farmer Mac's ability to develop business with lending institutions is also affected by changes in the levels of available capital and liquidity of those institutions, the existence of alternative sources of funding and credit enhancement for those institutions, the rate of growth in the market for eligible loans, and demand for Farmer Mac's products.

Farmer Mac's competitive position is also affected by the willingness of originators to offer eligible loans for sale in the secondary market, as well as the types and variety of products offered by Farmer Mac's competitors to meet the needs of Farmer Mac's customer base. Farmer Mac's limits on borrower exposure and loan size, as well as the types of loans that are eligible for Farmer Mac's lines of business, also affect Farmer Mac's competitive position. Farmer Mac's ability to obtain low-cost funding in the debt markets is essential to its ability to maintain its competitive position with its customers. As a result, competition for debt investors with other debt-issuing institutions, such as the FCS, Federal Home Loan Banks, Fannie Mae, Freddie Mac, and highly-rated financial institutions, can impact the price and volume at which Farmer Mac issues debt and, consequently, its ability to offer savings to its customers in the form of competitive products.

Capital and Corporate Governance

Farmer Mac's basic capital and corporate governance structure is prescribed in its charter. The charter authorizes Farmer Mac to issue two classes of voting common stock each of which elects one-third of Farmer Mac's 15-person board of directors, as well as non-voting common stock. The classes of Farmer Mac's common stock that are currently outstanding and their relation to Farmer Mac's board of directors are described below.

•
Class A voting common stock.  The charter restricts ownership of Farmer Mac's Class A voting common stock to banks, insurance companies, and other financial institutions or similar entities that are not institutions of the FCS.  The charter also provides that five members of Farmer Mac's 15-member board of directors are elected by a plurality of the votes of the Class A stockholders each year.  The charter limits the amount of Class A voting common stock that may be owned by one holder to no more than 33 percent of the outstanding shares of Class A voting common stock.  Farmer Mac is not aware of any regulation applicable to non-FCS financial institutions that requires a minimum investment in Farmer Mac's Class A voting common stock or that prescribes a maximum investment amount lower than the 33 percent limit set forth in the charter.  Farmer Mac's Class A voting common stock is listed on the New York Stock Exchange under the symbol AGM.A.

•
Class B voting common stock.  The charter restricts ownership of Farmer Mac's Class B voting common stock to FCS institutions and also provides that five members of Farmer Mac's 15-member board of directors are elected by a plurality of the votes of the Class B stockholders each year.  The charter does not contain any restrictions on the maximum number or percentage of outstanding shares of Class B voting common stock that may be held by an eligible stockholder, and Farmer Mac is not aware of any regulation applicable to FCS institutions that requires a minimum investment in its Class B voting common stock or that prescribes a maximum amount.  Farmer Mac's Class B voting common stock, which has a limited market and trades infrequently, is not listed or quoted on any exchange or other quotation system, and Farmer Mac is not aware of any publicly available quotations or prices for this class of common stock.

•
Class C non-voting common stock.  The charter does not impose any ownership restrictions on Farmer Mac's Class C non-voting common stock, and shares of this class are freely transferable.  Holders of the Class C common stock do not vote on the election of directors or any other matter.  Farmer Mac's Class C non-voting common stock is listed on the New York Stock Exchange under the symbol AGM.

•
Presidential director appointments.  The remaining five members of Farmer Mac's board of directors are individuals who meet the qualifications specified in the charter and are appointed by the President of the United States with the advice and consent of the United States Senate.  These appointed directors serve at the pleasure of the President of the United States.

The ownership of Farmer Mac's two classes of voting common stock is currently concentrated in a small number of institutions.  Approximately 45 percent of the Class A voting common stock is held by three financial institutions, with 31 percent held by one institution. Approximately 97 percent of the Class B voting common stock is held by five FCS institutions (two of which are related to each other through a parent-subsidiary relationship). Farmer Mac believes that the concentration in the Class A voting common stock is a by-product of trading activity in the stock over time and is not by design under the charter or any regulatory mandate. Farmer Mac believes that the concentration in such a small number of holders of Class B voting common stock is a by-product of the limited number of eligible holders of that stock and the structure of the FCS, the number of institutions of which has decreased over time as a result of mergers and consolidations.

The dividend and liquidation rights of all three classes of Farmer Mac's common stock are the same. Dividends may be paid on Farmer Mac's common stock only when, as, and if declared by Farmer Mac's board of directors in its sole discretion, subject to compliance with applicable capital requirements and the payment of dividends on any outstanding preferred stock issued by Farmer Mac.  Upon liquidation, dissolution, or winding up of the business of Farmer Mac, after payment and provision for payment of outstanding debt of Farmer Mac, the holders of shares of Farmer Mac's currently outstanding 5.875% Non-Cumulative Preferred Stock, Series A ("Series A Preferred Stock") and any other preferred stock then outstanding, would be paid at par value out of assets available for distribution, plus all declared and unpaid dividends, before the holders of shares of common stock received any payment.  The assets of Farmer Mac II LLC are not directly available to satisfy the claims of Farmer Mac's creditors or stockholders. Those assets will only be available to the creditors and stockholders of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied. In addition, Farmer Mac II LLC has outstanding preferred stock, which is permanent equity of Farmer Mac II LLC and presented as "Non-controlling interest – preferred stock" within total equity on Farmer Mac's consolidated balance sheets. See "Business—Financing—Equity Issuance—Non-Controlling Interest in Farmer Mac II LLC." See also "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities" for more information regarding Farmer Mac's common stock, and "Business—Financing—Equity Issuance" for more information on Farmer Mac's common stock and preferred stock.

Unlike some other GSEs, specifically other FCS institutions and the Federal Home Loan Banks, Farmer Mac is not structured as a cooperative owned exclusively by member institutions and established to provide services exclusively to its members.  Rather, Farmer Mac, as a publicly-traded corporation, has a broader base of stockholders, including those who do not directly participate in the secondary market provided by Farmer Mac. Therefore, Farmer Mac seeks to fulfill its mission of serving the financing needs of rural America in a manner that is consistent with providing a return on the investment of its stockholders.

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

Capital

Farmer Mac's charter establishes three capital standards for Farmer Mac – minimum capital, critical capital, and risk-based capital.  Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement.  Also, in accordance with a recently effective FCA regulation on capital planning, Farmer Mac's board of directors has adopted a policy for maintaining a sufficient level of Tier 1 capital and imposing restrictions on dividends and employee (including officer) bonus payments in the event that Farmer Mac's Tier 1 capital falls below specified thresholds. For a discussion of Farmer Mac's capital requirements and its actual capital levels, and particularly FCA's role in the establishment and maintenance of those requirements and levels, see "—Government Regulation of Farmer Mac—Regulation—Capital Standards," "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Review—Equity," "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters."

Employees and Property

As of December 31, 2013, Farmer Mac employed 67 people, located primarily at its office at 1999 K Street, N.W., 4th Floor, Washington, D.C. 20006.  Farmer Mac also maintains an office at 5408 NW 88th Street, Suite 120, Johnston, Iowa 50131.  Farmer Mac's main telephone number is (202) 872-7700.

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

FARMER MAC LINES OF BUSINESS

The following tables present the outstanding balances and new business volume under Farmer Mac's three lines of business – Farm & Ranch, USDA Guarantees, and Rural Utilities:

Outstanding Balances of Loans Held, Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed
Securities and LTSPCs, AgVantage Securities, USDA Securities, and Farmer Mac Guaranteed USDA Securities
	As of December 31,
	2013	2012
	(in thousands)
On-balance sheet:
Farm & Ranch:
Loans	$1,875,958	$1,519,415
Loans held in trusts:
Beneficial interests owned by Farmer Mac	—	39
Beneficial interests owned by third party investors	259,509	160,397
AgVantage Securities	3,539,650	3,339,200
USDA Guarantees:
USDA Securities	1,645,806	1,559,683
Farmer Mac Guaranteed USDA Securities	21,089	26,238
Rural Utilities:
Loans	698,010	663,097
Loans held in trusts:
Beneficial interests owned by Farmer Mac	354,241	368,848
AgVantage Securities	1,527,205	1,298,506
Total on-balance sheet	$9,921,468	$8,935,423
Off-balance sheet:
Farm & Ranch:
AgVantage Securities	$970,000	$970,000
LTSPCs	2,261,862	2,156,068
Guaranteed Securities	765,751	911,370
USDA Guarantees:
Farmer Mac Guaranteed USDA Securities	20,222	29,658
Rural Utilities:
AgVantage Securities	11,009	12,669
Total off-balance sheet	$4,028,844	$4,079,765
Total	$13,950,312	$13,015,188

New Business Volume – Farmer Mac Loan Purchases, Guarantees, and LTSPCs
	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Farm & Ranch:
Loans	$824,881	$570,346	$495,455
LTSPCs	540,798	744,110	471,994
AgVantage Securities	453,500	601,000	1,801,500
USDA Guarantees:
USDA Securities	361,894	479,324	404,445
Farmer Mac Guaranteed USDA Securities	—	5,327	3,268
Rural Utilities:
Loans	86,965	166,117	203,789
AgVantage Securities	820,000	383,406	2,796
Total purchases, guarantees, and LTSPCs	$3,088,038	$2,949,630	$3,383,247

For additional financial information about Farmer Mac's lines of business, each of which is a reportable operating segment of Farmer Mac, see Note 14 to the consolidated financial statements. The following sections describe Farmer Mac's activities under each line of business.

Farm & Ranch

Under the Farm & Ranch line of business, Farmer Mac provides a secondary market for mortgage loans secured by agricultural real estate and rural housing by (1) purchasing and retaining eligible mortgage loans, (2) providing advances against eligible mortgage loans by purchasing obligations secured by those loans, (3) securitizing eligible mortgage loans and guaranteeing the timely payment of principal and interest on the resulting securities that represent interests in, or obligations secured by, pools of those loans, or (4) providing LTSPCs to acquire designated eligible mortgage loans, subject to the terms of the applicable LTSPC agreement.  Farmer Mac is compensated for these activities through net effective spread on loans and Farmer Mac Guaranteed Securities held on balance sheet, guarantee fees earned on Farmer Mac Guaranteed Securities, and commitment fees earned on loans in LTSPCs.

Loan Eligibility

To be eligible for the Farm & Ranch line of business, a loan is required to:

•
be secured by a fee simple mortgage or a long-term leasehold mortgage, with status as a first lien on agricultural real estate, including part-time farms and rural housing, located within the United States;

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

Eligible agricultural real estate consists of one or more parcels of land, which may be improved by permanently affixed buildings or other structures, that (other than rural housing property):

•	is used for the production of one or more agricultural commodities or products; and

•	either consists of a minimum of five acres or generates minimum annual receipts of $5,000.

Farmer Mac's charter authorizes a maximum loan size (adjusted annually for inflation) for an eligible Farm & Ranch loan secured by more than 1,000 acres of agricultural real estate.  That maximum loan size was $11.0 million as of December 31, 2013 and increased to $12.0 million as of January 1, 2014. Although the charter does not prescribe a maximum loan size or a total borrower exposure for an eligible Farm & Ranch loan secured by 1,000 acres or less of agricultural real estate, Farmer Mac currently limits the size of those loans to:

•
$30.0 million in cumulative exposure to any one borrower or related borrowers for transactions involving direct exposure to credit risk on loans (e.g., loan purchases, LTSPC transactions, and non-AgVantage Farm & Ranch Guaranteed Securities, which are not backed by a general obligation of a lender); and

•
$75.0 million in cumulative exposure (with the amount of any direct borrower exposure described above also counting toward the $75.0 million limit) for AgVantage transactions, which involve the general obligation of a lender that is in turn secured by eligible loans, resulting in indirect exposure to credit risk on those loans.

Farmer Mac includes its part-time farm loans and rural housing loans in the Farm & Ranch line of business. Farmer Mac defines a "part-time farm" as agricultural real estate meeting the eligibility requirements described above on which is located a primary residence whose value is at least 30 percent of the property's aggregate value at origination. Farmer Mac assesses part-time farm repayment capacity primarily on the basis of the borrower's off-farm income, rather than agricultural production capacity. Part-time farm loans do not represent a significant part of Farmer Mac's business, with a total of $162.7 million of those loans in Farmer Mac's portfolio as of December 31, 2013.

For the rural housing portion of this line of business, an eligible loan must be secured by a mortgage on a one- to four-family, owner-occupied, moderately priced principal residence located in a community with a population of 2,500 or fewer.  The current maximum purchase price or current appraised value for a dwelling, excluding the land to which the dwelling is affixed, that secures a rural housing loan is $269,807.  That limit is generally adjusted annually based on changes in home values during the previous year, though it was not adjusted in 2013.  In addition to the dwelling itself, an eligible rural housing loan can be secured by land associated with the dwelling having an appraised value of no more than 50 percent of the total appraised value of the combined property.  Rural housing loans do not represent a significant part of Farmer Mac's business, with a total of $3.8 million of those loans in Farmer Mac's portfolio as of December 31, 2013.

Summary of Farm & Ranch Transactions

During the year ended December 31, 2013, Farmer Mac added a total of $1.8 billion of new business volume under the Farm & Ranch line of business. That new business volume was partially offset by repayments on existing assets (principal paydowns and maturities) during the year, resulting in $9.7 billion of total outstanding business volume in this line of business as of December 31, 2013, including loans held, AgVantage securities, and loans underlying non-AgVantage Farm & Ranch Guaranteed Securities and LTSPCs.

During 2013, Farmer Mac purchased eligible loans from 218 entities (the top ten institutions generated 53 percent of the purchase volume) and placed loans under LTSPCs with 25 entities in the Farm & Ranch line of business. During 2012, Farmer Mac purchased eligible loans from 159 entities (the top ten institutions generated 53.9 percent of the purchase volume) and placed loans under LTSPCs with 33 entities. During 2011, Farmer Mac purchased eligible loans from 111 entities (the top ten institutions generated 66.4 percent of the purchase volume) and placed loans under LTSPCs with 22 entities.

The following table summarizes loans purchased or newly placed under LTSPCs and AgVantage securities purchased under the Farm & Ranch line of business for each of the years ended December 31, 2013, 2012, and 2011:

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Loans	$824,881	$570,346	$495,455
LTSPCs	540,798	744,110	471,994
AgVantage Securities	453,500	601,000	1,801,500
Total	$1,819,179	$1,915,456	$2,768,949

The following table presents the outstanding balances of Farm & Ranch loans held, AgVantage securities, and loans underlying non-AgVantage Farm & Ranch Guaranteed Securities and LTSPCs as of the dates indicated:

	As of December 31,
	2013	2012
	(in thousands)
On-balance sheet:
Loans	$1,875,958	$1,519,415
Loans held in trusts:
Beneficial interests owned by Farmer Mac	—	39
Beneficial interests owned by third party investors	259,509	160,397
AgVantage Securities	3,539,650	3,339,200
Total on-balance sheet	$5,675,117	$5,019,051
Off-balance sheet:
AgVantage Securities	$970,000	$970,000
LTSPCs	2,261,862	2,156,068
Guaranteed Securities	765,751	911,370
Total off-balance sheet	$3,997,613	$4,037,438
Total	$9,672,730	$9,056,489

Loan Purchases

Farmer Mac offers loan products designed to increase the secondary market liquidity of agricultural real estate mortgage loans and the lending capacity of financial institutions that originate those loans.  Farmer Mac enters into mandatory delivery commitments to purchase loans and offers rates for those commitments daily.  Farmer Mac also purchases portfolios of newly originated and seasoned loans that are current in payment on a negotiated basis.  Farmer Mac purchases both fixed and adjustable rate loans that have a variety of maturities and often include balloon payments.  Loans purchased may sometimes include provisions that require a yield maintenance payment or some other form of prepayment penalty in the event a borrower prepays a loan (depending upon the level of interest rates at the time of prepayment).  Of the $824.9 million of loans purchased in the Farm & Ranch line of business during 2013, 66 percent included balloon payments and none included yield maintenance prepayment protection.  By comparison, of the $570.3 million of loans purchased in the Farm & Ranch line of business during 2012, 57 percent included balloon payments and none included yield maintenance prepayment protection.

Guarantees and Commitments

Farmer Mac offers two credit enhancement alternatives to direct loan purchases through the Farm & Ranch line of business that allow approved lenders the ability to retain the cash flow benefits of their loans and increase their liquidity and lending capacity: (1) LTSPCs and (2) Farm & Ranch Guaranteed Securities.  LTSPCs and securitization trusts where Farmer Mac is not the primary beneficiary still result in the creation of off-balance sheet obligations for Farmer Mac. Historically, the only securitization trusts where Farmer Mac has not determined itself to be the primary beneficiary have been trusts containing 100 percent participation interests in loans that comprised an LTSPC pool prior to securitization, and in which the participating institution is not a related party to Farmer Mac. In performing Farmer Mac's purchase and guarantee obligations related to LTSPCs and Farm & Ranch Guaranteed Securities, payments made on the underlying loans or participation interests and liquidation of the related collateral (in the event of default under the terms of those assets) are intended to protect Farmer Mac against losses.

Both LTSPC and Farm & Ranch Guaranteed Securities transactions permit a lender to nominate from its portfolio an identified pool of loans, subject to review by Farmer Mac for conformity with its standards for Farm & Ranch loans.  In non-AgVantage Farm & Ranch Guaranteed Securities and LTSPC transactions, the lender effectively transfers the credit risk on those eligible loans because, through Farmer Mac's guarantee or commitment to purchase, Farmer Mac assumes the ultimate credit risk of borrower defaults on the underlying loans. In the case of AgVantage securities, Farmer Mac assumes the ultimate credit risk of issuer default on the underlying obligations that are secured by eligible loans.  These types of risk transfer reduce a lender's credit and concentration risk exposures and, consequently, its regulatory capital requirements and loss reserve requirements.  The loans and participation interests underlying LTSPCs and Farm & Ranch Guaranteed Securities may include those with payment, maturity, and interest rate characteristics that differ from the loan products that Farmer Mac offers for purchase on a daily basis, but all are subject to the applicable standards described in "—Underwriting and Collateral Valuation (Appraisal) Standards."  See also "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

LTSPCs.  An LTSPC commits Farmer Mac, subject to the terms of the applicable LTSPC agreement, to a future purchase of one or more loans from an identified pool of eligible loans that met Farmer Mac's standards at the time the transaction was entered into and Farmer Mac assumed the credit risk on the loans.  The LTSPC structure, which is not a guarantee of loans or securities, permits the lender to retain the loan pool in its portfolio until such time, if ever, as the lender elects to deliver some or all of the loans in the pool to Farmer Mac for purchase under the terms of the LTSPC agreement.  As consideration for its assumption of the credit risk on loans underlying an LTSPC, Farmer Mac receives commitment fees payable monthly in arrears in an amount approximating what would have been the guarantee fees if the transaction were structured as Farm & Ranch Guaranteed Securities.  Farmer Mac offers different options under LTSPC arrangements to meet the credit and liquidity needs of its counterparties. Some LTSPCs provide that the underlying loans can be converted into Farm & Ranch Guaranteed Securities at the option of the counterparty with no conversion fee paid to Farmer Mac. Some LTSPCs contain risk sharing arrangements that provide for the counterparty to absorb up to a specified amount (typically between one and three percent of the original principal balance of the loan pool) of any losses incurred on the loans in the pool. As of December 31, 2013 and 2012, approximately 2.7 percent and 3.0 percent, respectively, of total LTSPCs and Farm & Ranch Guaranteed Securities, including those consolidated as loans on Farmer Mac's balance sheet, contained risk sharing arrangements.

At a lender's request, Farmer Mac purchases loans subject to an LTSPC at:

•
par if the loans become delinquent for either 90 days or 120 days (depending on the agreement) or are in material non-monetary default, with accrued and unpaid interest on the defaulted loans payable out of any future loan payments or liquidation proceeds; or

•	a mark-to-market price or in exchange for Farm & Ranch Guaranteed Securities (if the loans are not delinquent), in accordance with the terms of the applicable agreement.

In 2013, Farmer Mac entered into $540.8 million of LTSPCs, compared to $744.1 million in 2012.  In 2013, LTSPCs remained the preferred credit enhancement alternative for new off-balance sheet transactions, and they continue to be a significant portion of the Farm & Ranch line of business.  During 2013 and 2012, there were no conversions of LTSPCs into Farm & Ranch Guaranteed Securities.  As of 2013, Farmer Mac's outstanding LTSPCs covered 4,274 mortgage loans with an aggregate principal balance of $2.3 billion.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume."

Farm & Ranch Guaranteed Securities.  In Farm & Ranch Guaranteed Securities transactions, Farmer Mac guarantees securities representing interests in, or obligations secured by, eligible Farm & Ranch loans or participation interests in those loans held by a trust or other entity. Farmer Mac guarantees the timely payment of interest and principal on the securities, which are either retained by Farmer Mac or sold to third parties.  For those securities sold to third parties, the eligible loans or participation interests are often acquired from lenders in exchange for the Farm & Ranch Guaranteed Securities backed by those assets.  As consideration for its assumption of the credit risk on the assets underlying the Farm & Ranch Guaranteed Securities, Farmer Mac receives guarantee fees based on the outstanding principal balance of the related securities.  The Farm & Ranch Guaranteed Securities representing the general obligations of issuers secured by eligible loans are referred to as AgVantage securities.  See "—AgVantage Securities."

Farmer Mac is obligated under its guarantee on the securities to make timely payments to investors of principal (including balloon payments) and interest based on the scheduled payments on the underlying loans or obligations, regardless of whether Farmer Mac or the related trust has actually received those scheduled payments.  Farmer Mac's guarantee fees typically are collected out of installment payments made on the underlying loans or obligations until those loans or obligations have been repaid, purchased out of the trust, or otherwise liquidated (generally as a result of default).  The aggregate amount of guarantee fees received on Farm & Ranch Guaranteed Securities depends on the amount of those securities outstanding and on the applicable guarantee fee rate, which Farmer Mac's charter caps at 50 basis points (0.50 percent) per year.  The amount of non-AgVantage Farm & Ranch Guaranteed Securities outstanding is influenced by the repayment rates on the underlying loans and by the rate at which Farmer Mac issues new Farm & Ranch Guaranteed Securities, including as a result of conversions from LTSPCs.  In general, when the level of interest rates declines significantly below the interest rates on loans underlying Farm & Ranch Guaranteed Securities, the rate of prepayments is likely to increase. Conversely, when interest rates rise above the interest rates on the loans underlying Farm & Ranch Guaranteed Securities, the rate of prepayments is likely to decrease.  In addition to changes in interest rates, the timing of principal payments on Farm & Ranch Guaranteed Securities also is influenced by a variety of economic, demographic, and other considerations, such as yield maintenance provisions that may be associated with the underlying loans.  For more information about yield maintenance provisions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Interest Rate Risk."

Of the $14.0 billion outstanding principal balance of program assets included in Farmer Mac's three lines of business as of December 31, 2013, $5.5 billion were in the form of Farm & Ranch Guaranteed Securities. As of December 31, 2013, the outstanding Farm & Ranch Guaranteed Securities consisted of:

•
$4.5 billion of Farm & Ranch Guaranteed Securities structured as AgVantage securities, which represent a general obligation of the issuing institution secured by a pledge of eligible loan assets in excess of the principal amount of the AgVantage securities but do not represent a direct interest in the cash flows of the pledged collateral. See "—AgVantage Securities."

•
$1.0 billion of Farm & Ranch Guaranteed Securities created from the deposit of eligible loan assets into securitization trusts that issue "pass-through" certificates representing interests in the underlying assets. This type of securitization structure may involve the deposit of either whole loans or loan participation interests into the trusts.

As of December 31, 2013, Farmer Mac had outstanding non-AgVantage Farm & Ranch Guaranteed Securities of $259.5 million that represent interests in whole loans and $765.8 million that represent interests in loan participations as a result of conversions from LTSPCs. Both types of transactions involve the deposit of eligible assets into securitization trusts along with all of the rights under related agreements that provide for, among other things, remedies for any breaches of representations and warranties made by the lender and the servicing of the underlying assets. In each of these transactions, the related trust has issued securities that represent interests in the assets of the trust and that Farmer Mac guarantees as to the timely payment of principal and interest.

For Farm & Ranch Guaranteed Securities that result from the conversion of LTSPCs, a 100 percent participation in the cash flows associated with each loan formerly subject to the LTSPC, rather than the whole loan, is deposited into the securitization trust. These transactions involve loan participations for reasons unique to the counterparties that have elected these conversions, all of whom are members of the FCS. Loans made by FCS institutions to farmers and ranchers have, by statute, specified loan and collateral actions to which borrowers are entitled, known as "borrower rights." Farmer Mac does not have the ability to offer all of the prescribed borrower rights without the involvement of another FCS counterparty. In recognition of this and Farmer Mac's desire not to disrupt the borrower's relationship with the originating FCS lender and expectations about how the loan will be serviced, Farmer Mac developed the participation interest securitization structure for FCS loans with borrower rights. The deposit of participation interests into securitization trusts permits the legal ownership of the related loan to remain with the FCS counterparty, together with the servicing and borrower rights related to the loan. Farmer Mac, in its role as trustee, generally has the right to give or withhold consent to the exercise of remedies as to each related loan. The FCS servicers in these transactions are also the holders of the related Farm & Ranch Guaranteed Securities, which have the same economic benefit to the holder from a cash flow perspective as a securitization of whole loans. See "—Servicing" for more information about the servicing of loans underlying Farm & Ranch Guaranteed Securities.

For the years ended December 31, 2013 and 2012, Farmer Mac sold non-AgVantage Farm & Ranch Guaranteed Securities in the amounts of $150.4 million and $32.7 million, respectively.  No gains or losses resulted from these sales in either 2013 or 2012.  During 2013 and 2012, there were no conversions of LTSPCs into Farm & Ranch Guaranteed Securities.  As of December 31, 2013, Farmer Mac's outstanding non-AgVantage Farm & Ranch Guaranteed Securities, which may or may not be consolidated on-balance sheet depending on the primary beneficiary determination described above, were backed by 4,218 mortgage loans with an aggregate principal balance of $1.0 billion.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume."  See "—AgVantage Securities" for information about Farmer Mac's AgVantage transactions, which are a form of Farmer Mac Guaranteed Securities.

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

Before approving an institution as an issuer in an AgVantage transaction in the Farm & Ranch line of business, Farmer Mac assesses the institution's agricultural real estate mortgage loan performance as well as the institution's creditworthiness.  Farmer Mac continues to monitor the counterparty risk assessment on an ongoing basis after the AgVantage security is issued.

In addition to being a general obligation of the issuing institution, each Farm & Ranch AgVantage security must be secured by eligible agricultural real estate mortgage loans in an amount at least equal to the outstanding principal amount of the security.  In the Farm & Ranch line of business, Farmer Mac currently requires the general obligation to be over-collateralized, either by more eligible loans or any of the following types of assets:

•	cash;

•	securities issued by the U.S. Treasury or guaranteed by an agency or instrumentality of the United States; or

•	other highly-rated securities.

The required collateralization level for a Farm & Ranch AgVantage security currently ranges from 103 percent to 120 percent, with higher collateralization levels generally required for securities issued by institutions without long-term debt ratings from a nationally recognized statistical rating organization ("NRSRO").   The required collateralization level is established at the time of issuance and does not change during the life of the AgVantage security.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Institutional."

In all AgVantage transactions, the corporate obligor is required to remove from the pool of pledged collateral any loan that becomes more than 30 days delinquent in the payment of principal or interest and to substitute an eligible loan that is current in payment to maintain the minimum required collateralization level.  As of December 31, 2013, Farmer Mac had not experienced any credit losses, nor had it been called upon to make a guarantee payment to third parties, on any of its AgVantage securities.

As of December 31, 2013 and 2012, the outstanding principal amount of Farm & Ranch AgVantage securities held by Farmer Mac was $3.5 billion and $3.3 billion, respectively.  As of both December 31, 2013 and 2012, the aggregate outstanding principal amount of off-balance sheet AgVantage securities sold to third parties in the Farm & Ranch line of business totaled $970.0 million.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume" and "—Risk Management—Credit Risk – Institutional."

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

In addition to these minimum standards, agricultural mortgage loans on which Farmer Mac assumes direct credit exposure, such as loans purchased, subject to an LTSPC, or underlying non-AgVantage Farm & Ranch Guaranteed Securities, are also typically required to meet more specific underwriting standards established by Farmer Mac, as described below. Agricultural mortgage loans on which Farmer Mac assumes indirect credit risk, such as loans that secure AgVantage securities, are required to meet the minimum standards set forth in the charter.

Farmer Mac uses experienced internal agricultural credit underwriters, independent contractors who aid in loan analysis, and loan servicers along with external agricultural loan servicing and collateral valuation contractors to perform those respective functions on Farm & Ranch loans.  Farmer Mac relies on the combined expertise of its own internal staff and those third-party service providers with which Farmer Mac has contracted to provide Farmer Mac with suitable resources for performing the necessary underwriting, collateral valuation, and servicing functions.

Underwriting.  To manage Farmer Mac's credit risk and to provide guidance for the management, administration, and conduct of underwriting to all participating and potential Farm & Ranch lenders, Farmer Mac has adopted credit underwriting standards that vary by loan type and loan product.  Farmer Mac developed these standards based on industry norms for similar mortgage loans and designed them to assess the creditworthiness of the borrower, as well as the risk to Farmer Mac for having assumed the credit risk on those loans.  Furthermore, Farmer Mac requires Farm & Ranch lenders to make representations and warranties regarding the conformity of eligible mortgage loans to these standards and any other requirements that Farmer Mac may impose from time to time.  Farmer Mac has the ability to require repurchase of the loan upon a material breach of these representations and warranties. The underwriting standards described in this section apply to Farmer Mac's Farm & Ranch loans other than (1) part-time farm and rural housing loans, whose underwriting standards more closely resemble generally-accepted industry standards for residential lending, including fully verified repayment capacity and use of credit scores and (2) Farm & Ranch loans that secure AgVantage securities, which are general obligations of institutions whose creditworthiness Farmer Mac assesses on an individual basis. For more information about AgVantage securities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Institutional."

Farmer Mac's credit underwriting standards for Farm & Ranch loans require that the original LTV of any loan not exceed 70 percent (or 60 percent in the case of certain Midwestern states in which property values have experienced recent escalation), with the exception that a loan secured by a livestock facility and supported by a contract with an integrator may have an original LTV of up to 75 percent.  The original LTV of a loan is calculated by dividing the loan's principal balance at the time of guarantee, purchase, or commitment by the lower of the appraised value or the purchase price at the date of loan origination or, when available, updated appraised value at the time of guarantee, purchase, or commitment. Rural housing loans and part-time farm loans secured primarily by owner-occupied residences may also have original LTVs of up to 80 percent.

In the case of newly-originated Farm & Ranch loans, Farmer Mac's credit underwriting standards include:

•	pro forma total debt service coverage ratio supported by historical profitability, including farm and non-farm income, of 1.25 or higher;

•	pro forma debt-to-asset ratio of 50 percent or less; and

•	pro forma ratio of current assets to current liabilities of 1.25 or higher.

Farmer Mac evaluates these standards on an ongoing basis based on current and anticipated market conditions, and adjusts these standards as Farmer Mac determines is necessary, while adhering closely to its core underwriting standards for repayment capacity, working capital (current ratio), and leverage (debt-to-asset ratio). Farmer Mac also implements interest rate shock tests for adjustable rate Farm & Ranch loans with initial reset periods of less than five years.

Farmer Mac includes its facility loans, such as dairy and ethanol facilities, in its Farm & Ranch line of business. Farmer Mac defines a facility loan as a loan secured by agricultural real estate with building improvements (other than a residence) that contribute more than 60 percent of the appraised value of the property. The credit underwriting standards for facility loans are the same as for Farm & Ranch loans but more stringent for the total debt service coverage ratio, including farm and non-farm income, of 1.35 or higher.

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

Farmer Mac's use of compensating strengths is not intended to provide a basis for waiving or lessening the requirement that eligible mortgage loans under the Farm & Ranch line of business be of consistently high quality.  Loans approved on the basis of compensating strengths are fully underwritten and have experienced lower cumulative rates of loss following default compared to loans that were approved on the basis of conformance with all applicable underwriting ratios.  During 2013, $308.4 million (22.6 percent) of the loans purchased or loans added under LTSPCs were approved based on compensating strengths ($3.4 million of which also had original LTVs of greater than 70 percent).  As of December 31, 2013, a total of $2.2 billion (42.8 percent) of the outstanding balance of loans held and loans underlying LTSPCs and Farm & Ranch Guaranteed Securities (excluding AgVantage securities) were approved based on compensating strengths ($94.1 million of which had original LTVs of greater than 70 percent).

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

Required documentation for all loans in the Farm & Ranch line of business includes a first lien mortgage or deed of trust, a written promissory note, and assurance of Farmer Mac's lien position through either a title insurance policy or title opinion from an experienced real estate attorney in any geographic area where title insurance is not the industry practice.

As Farmer Mac develops new credit products, it establishes underwriting guidelines for them.  Those guidelines result in industry-specific measures that meet or exceed the minimum underwriting standards contained in Farmer Mac's charter and provide Farmer Mac with the flexibility to deliver the benefits of a secondary market to farmers, ranchers, and rural homeowners in diverse sectors of the rural economy.

Collateral Valuation Standards.  Farmer Mac has adopted collateral valuation standards for newly originated loans purchased or underlying Farm & Ranch Guaranteed Securities or LTSPCs.  Those standards require, among other things, that a current valuation be performed, or have been performed within the preceding 12 months, independently of the credit decision-making process.  Farmer Mac generally requires appraisals to conform to the Uniform Standards of Professional Appraisal Practice ("USPAP") promulgated by the Appraisal Standards Board. For AgVantage securities in the Farm & Ranch line of business, Farmer Mac requires either appraisals that conform to the USPAP or similar collateral valuation methods based upon Farmer Mac's evaluation of the lender's collateral valuation protocols and history.

Farmer Mac's collateral valuation standards require that the valuation function be conducted or administered by an individual who meets specific qualification and competence criteria and who:

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

Portfolio Diversification

It is Farmer Mac's policy to diversify its portfolio of loans held and loans underlying Farm & Ranch Guaranteed Securities and LTSPCs, both geographically and by agricultural commodity/product.  Farmer Mac directs its marketing efforts toward agricultural lenders throughout the nation to achieve commodity/product and geographic diversification in its exposure to credit risk.  Farmer Mac evaluates its credit exposure in particular geographic regions and commodities/products relative to the total principal amount of all outstanding loans held and loans underlying LTSPCs and non-AgVantage Farm & Ranch Guaranteed Securities.

Farmer Mac is not obligated to assume credit risk on every loan that meets its underwriting and collateral valuation standards submitted by an eligible participant.  Farmer Mac may consider other factors, such as its overall portfolio diversification, commodity and farming forecasts, and risk management objectives, in deciding whether or not to accept a loan as part of the Farm & Ranch line of business.  For example, if industry forecasts indicate possible weakness in a geographic area or agricultural commodity or product, Farmer Mac may decide not to purchase or commit to purchase an affected loan as part of managing Farmer Mac's overall portfolio exposure to areas of possible heightened risk exposure.  Because Farmer Mac effectively assumes the credit risk on all loans under an LTSPC, Farmer Mac's commodity/product and geographic diversification disclosures reflect all loans under LTSPCs and any loans that have been purchased out of LTSPC pools.  For information about the diversification of Farmer Mac's existing portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees" and Note 8 to the consolidated financial statements.

Approved Lenders

As of December 31, 2013, Farmer Mac had 669 approved lenders eligible to participate in Farmer Mac's Farm & Ranch line of business, ranging from single-office to multi-branch institutions, spanning community banks, FCS institutions, mortgage companies, commercial banks, and insurance companies, compared to 536 eligible approved lenders as of December 31, 2012.  In addition to participating directly in the Farm & Ranch line of business, some of the approved lenders facilitate indirect participation by other lenders by managing correspondent networks of lenders from which the approved lenders purchase loans to sell to Farmer Mac.  As of December 31, 2013, of the 669 approved lenders eligible to participate, 237 lenders had been active participants in the Farm & Ranch line of business during the previous 12 months by either selling or pooling for purchase commitment at least one loan to Farmer Mac.

To be considered for approval as a participant in the Farm & Ranch line of business, a lender must meet criteria that Farmer Mac establishes.  Those criteria include the following requirements:

•	own a requisite amount of Farmer Mac common stock according to a schedule prescribed for the size and type of institution;

•
have, in the judgment of Farmer Mac, the ability and experience to make or purchase and sell eligible farm and ranch loans and service those loans in accordance with Farmer Mac's requirements either through the lender's own staff or through contractors and originators;

•	maintain a minimum adjusted net worth; and

•
enter into a Seller/Servicer Agreement, which requires compliance with the terms of the Farmer Mac Seller/Servicer Guide, including providing representations and warranties regarding the eligibility of the loans and accuracy of loan data provided to Farmer Mac.

Servicing

Farmer Mac generally does not directly service the loans included in the Farm & Ranch line of business, although in some cases Farmer Mac may assume direct servicing for defaulted loans.  Farmer Mac serves in the role of master servicer for Farm & Ranch loans held by Farmer Mac and for whole loans underlying Farm & Ranch Guaranteed Securities (other than AgVantage securities). In that capacity, Farmer Mac contracts with other institutions, known as a central servicers, to undertake the majority of the servicing responsibilities for the loans in accordance with Farmer Mac's specified servicing requirements. For these loans, the central servicer is typically not the same entity as the lender that sold the loans to Farmer Mac, and the originating lenders may retain some direct borrower contacts, referred to as field servicing functions. Field servicers may enter into contracts with Farmer Mac's central servicers that specify the retained servicing functions.

Loans related to the participation interests underlying Farm & Ranch Guaranteed Securities that result from the conversion of LTSPCs are serviced for the benefit of Farmer Mac, as trustee and guarantor, by the FCS institution that participated the loans to Farmer Mac. The servicer of those loans is usually also the holder of the related Farm & Ranch Guaranteed Securities. In those transactions, the FCS servicer is required to service the loans related to the securitized participation interests in a commercially reasonable manner and in substantial compliance with Farmer Mac's servicing requirements for Farm & Ranch loans. Those servicers are also required to give effect to all statutory borrower rights applicable to the loans and have shared power with Farmer Mac for some servicing actions to ensure this. The loans related to the Farm & Ranch Guaranteed Securities that result from the conversion of loans formerly subject to an LTSPC are the only loans included in the Farm & Ranch line of business that are subject to a shared power servicing provision.

Loans underlying LTSPCs and AgVantage securities are serviced by the holders of those loans in accordance with those lenders' servicing procedures, which are reviewed by Farmer Mac before entering into those transactions.

In summary, the substance of all servicing for loans in the Farm & Ranch line of business is performed in a manner consistent with Farmer Mac's servicing requirements, with some special servicing requirements for the assets underlying Farm & Ranch Guaranteed Securities resulting from LTSPC conversions to accommodate the borrower rights regime unique to loans originated by FCS institutions.

USDA Guarantees

General

Farmer Mac initiated its USDA Guarantees line of business in 1991 after Congress revised Farmer Mac's charter to provide that:

•
USDA-guaranteed portions of loans (which Farmer Mac refers to as "USDA Securities") guaranteed under the Consolidated Farm and Rural Development Act (7 U.S.C. § 1921 et seq.) are statutorily included in the definition of loans eligible for the secondary market programs provided by Farmer Mac;

•	USDA Securities are exempted from the credit underwriting, collateral valuation, documentation, and other standards that other loans must meet to be eligible for the secondary market provided by

Farmer Mac, and are exempted from any diversification and internal credit enhancement that may be required of pools of other eligible loans; and

•	Farmer Mac is authorized to pool and issue Farmer Mac Guaranteed Securities backed by USDA Securities.

Since January 2010, nearly all purchases of USDA Securities have been made by Farmer Mac II LLC, a subsidiary of Farmer Mac that operates substantially all of the business related to the USDA Guarantees line of business.  Farmer Mac operates only that part of the business that involves the issuance of Farmer Mac Guaranteed USDA Securities to investors other than Farmer Mac or Farmer Mac II LLC. Although Farmer Mac II LLC may issue securities in these transactions, Farmer Mac II LLC does not guarantee any USDA Securities it holds or any Farmer Mac Guaranteed USDA Securities issued by Farmer Mac or Farmer Mac II LLC.

Summary of USDA Guarantees Transactions

Farmer Mac guarantees the timely payment of principal and interest on Farmer Mac Guaranteed USDA Securities backed by USDA Securities.  Farmer Mac does not guarantee the repayment of the USDA Securities themselves.  In January 2010, Farmer Mac contributed substantially all of the assets comprising the USDA Guarantees line of business, in excess of $1.1 billion, to Farmer Mac's subsidiary, Farmer Mac II LLC.  The assets that Farmer Mac contributed to Farmer Mac II LLC consisted primarily of USDA Securities and also included $35.0 million of Farmer Mac Guaranteed USDA Securities.  Farmer Mac did not and will not guarantee the timely payment of principal and interest on the $1.1 billion of contributed USDA Securities. The assets of Farmer Mac II LLC will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.

During the years ended December 31, 2013, 2012, and 2011, Farmer Mac II LLC purchased approximately $361.9 million, $479.3 million, and $404.4 million, respectively, of USDA Securities, all of which were retained on its balance sheet.  Farmer Mac did not purchase any USDA Securities in 2013. During the years ended December 31, 2012, and 2011, Farmer Mac purchased $5.3 million and $3.3 million, respectively, of USDA Securities.  All of the USDA Securities purchased by Farmer Mac in 2012 and 2011 (which exclude those purchased directly by Farmer Mac II LLC) were securitized and sold to lenders or other investors in the form of Farmer Mac Guaranteed USDA Securities. During 2013, 2012, and 2011, Farmer Mac and Farmer Mac II LLC conducted USDA Guarantees transactions with 195, 225, and 193 entities, respectively.

As of December 31, 2013 and 2012, $1.7 billion and $1.6 billion, respectively, of Farmer Mac Guaranteed USDA Securities and USDA Securities were outstanding.  The following table presents activity in the USDA Guarantees line of business for each of the years indicated:

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Purchased and retained	$361,894	$479,324	$404,445
Purchased and sold	—	5,327	3,268
Total	$361,894	$484,651	$407,713

The following table presents the outstanding balance of USDA Securities and Farmer Mac Guaranteed USDA Securities as of the dates indicated:

	As of December 31,
	2013	2012
	(in thousands)
On-balance sheet:
USDA Securities	$1,645,806	$1,559,683
Farmer Mac Guaranteed USDA Securities	21,089	26,238
Off-balance sheet:
Farmer Mac Guaranteed USDA Securities	20,222	29,658
Total	$1,687,117	$1,615,579

As of December 31, 2013, Farmer Mac had experienced no other-than-temporary impairment on any of its Farmer Mac Guaranteed USDA Securities or USDA Securities.

United States Department of Agriculture Guaranteed Loan Programs

The USDA, acting through its various agencies, currently administers the federal rural credit programs first developed in the mid-1930s.  The USDA makes direct loans and guarantees portions of loans made and serviced by USDA-qualified lenders for various purposes.  The USDA's guarantee is supported by the full faith and credit of the United States.  The USDA guarantees up to 95 percent of the principal amount of guaranteed loans.  Through its USDA Guarantees line of business, Farmer Mac is one of several competing purchasers of USDA Securities representing the USDA-guaranteed portions of farm ownership loans, farm operating loans, business and industry loans, community facilities loans, and other loans. The guaranteed portions of these loans are fully guaranteed as to principal and interest by the USDA.

USDA Guarantees.  Each USDA guarantee is a full faith and credit obligation of the United States and becomes enforceable if a lender fails to repurchase the portion of the loan that is guaranteed by the USDA from its holder within 30 days after written demand from the holder when:

•	the borrower under the guaranteed loan is in default not less than 60 days in the payment of any principal or interest due on the USDA-guaranteed portion of the loan; or

•
the lender has failed to remit to the holder the payment made by the borrower on the USDA-guaranteed portion of the loan or any related loan subsidy within 30 days after the lender's receipt of the payment.

If the lender does not repurchase the USDA-guaranteed portion as provided above, the USDA is required to purchase the unpaid principal balance of the USDA-guaranteed portion together with accrued interest (including any loan subsidy) to the date of purchase, less the lender's servicing fee, within 60 days after written demand upon the USDA by the holder.  While the USDA guarantee will not cover the note interest to the holder on USDA-guaranteed portions accruing after 90 days from the date of the original demand letter of the holder to the lender requesting repurchase, Farmer Mac has established procedures to require prompt demand on the USDA to purchase USDA-guaranteed portions that have not been repurchased by the lender.

If, in the opinion of the lender (with the concurrence of the USDA) or in the opinion of the USDA, repurchase of the USDA-guaranteed portion is necessary to service the related guaranteed loan adequately, the holder is required to sell the USDA-guaranteed portion to the lender or USDA for an amount equal to the unpaid principal balance and accrued interest on such USDA-guaranteed portion less the lender's servicing fee.  Federal regulations prohibit the lender from repurchasing USDA-guaranteed portions for arbitrage purposes.

Lenders.  Any lender authorized by the USDA to obtain a USDA guarantee on a loan may participate in Farmer Mac's USDA Guarantees line of business.  During 2013, 195 lenders, consisting mostly of community and regional banks, sold USDA Securities to Farmer Mac, compared to 225 lenders that did so during 2012.

Loan Servicing.  The lender on each USDA guaranteed loan is required by regulation to retain the unguaranteed portion of the guaranteed loan, to service the entire underlying guaranteed loan, including the USDA-guaranteed portion, and to remain mortgagee and/or secured party of record.  The USDA-guaranteed portion and the unguaranteed portion of the loan are to be secured by the same collateral with equal lien priority.  The USDA-guaranteed portion of a loan cannot be paid later than, or in any way be subordinated to, the related unguaranteed portion.

Rural Utilities

General

Under its charter, Farmer Mac is permitted to purchase, and guarantee securities backed by, rural electric and telephone loans made by cooperative lenders to borrowers who have received or are eligible to receive loans under the Rural Electrification Act of 1936 ("REA").  The REA is administered by the Rural Utilities Service ("RUS"), an agency of the USDA.  None of Farmer Mac's business to date under the Rural Utilities line of business has involved telecommunications loans.  Farmer Mac's Rural Utilities line of business encompasses purchases of eligible rural utilities loans and guarantees of Rural Utilities Guaranteed Securities backed by such loans. Although Farmer Mac is also authorized to issue LTSPCs for pools of eligible rural utilities loans, no LTSPCs have been issued to date under the Rural Utilities line of business.

Summary of Rural Utilities Transactions

During the year ended December 31, 2013, Farmer Mac added $0.9 billion of new Rural Utilities business, compared to $0.5 billion and $0.2 billion for the years ended December 31, 2012 and 2011, respectively.  As of December 31, 2013 and 2012, the aggregate outstanding principal balance of rural utilities loans held and of Rural Utilities Guaranteed Securities was $2.6 billion and $2.3 billion, respectively.

The following table summarizes new Rural Utilities business activity for each of the years ended December 31, 2013, 2012, and 2011:

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
On-balance sheet:
Loans	$86,965	$166,117	$203,789
AgVantage Securities	820,000	383,406	—
Off-balance sheet:
AgVantage Securities	—	—	2,796
Total	$906,965	$549,523	$206,585

The following table presents the outstanding balances of rural utilities loans held and of Rural Utilities Guaranteed Securities as of the dates indicated:

	As of December 31,
	2013	2012
	(in thousands)
On-balance sheet:
Loans	$698,010	$663,097
Loans held in trusts:
Beneficial interests owned by Farmer Mac	354,241	368,848
AgVantage Securities	1,527,205	1,298,506
Total on-balance sheet	$2,579,456	$2,330,451
Off-balance sheet:
AgVantage Securities	11,009	12,669
Total	$2,590,465	$2,343,120

As of December 31, 2013, all of the Rural Utilities Guaranteed Securities consisted of securities representing either (1) direct interests in eligible rural electric loans or (2) general obligations of the National Rural Utilities Cooperative Finance Corporation ("CFC") secured by eligible rural electric loans.  As of December 31, 2013, CFC held approximately 8 percent of Farmer Mac's outstanding Class A voting common stock (5 percent of total voting shares) and 50 percent of Farmer Mac's outstanding Series A Preferred Stock, which was issued in January 2013 when Farmer Mac's outstanding Series C Non-Voting Cumulative Preferred Stock ("Series C Preferred Stock"), of which CFC held 100 percent, was simultaneously redeemed in its entirety.

Loan Eligibility

To be eligible for Farmer Mac's Rural Utilities line of business, a rural utilities loan (or an interest in such a loan) is required to:

•	be made for an electric or telephone facility by a lender organized as a cooperative to a borrower that has received or is eligible to receive a loan under the REA;

•	be performing and not more than 30 days delinquent; and

•	meet Farmer Mac's underwriting standards described in more detail below.

Underwriting

Farmer Mac's charter does not specify minimum underwriting criteria for eligible rural utilities loans under the Rural Utilities line of business.  To manage Farmer Mac's credit risk, to mitigate the risk of loss from borrower defaults, and to provide guidance for the management, administration, and conduct of underwriting to participants in the Rural Utilities line of business, Farmer Mac has adopted credit underwriting standards that vary by loan type, based on whether loans are made to electric distribution cooperatives or electric generation and transmission ("G&T") cooperatives, and by loan product.  These standards are based on industry norms for similar rural utilities loans and are designed to assess the creditworthiness of the borrower, as well as the risk to Farmer Mac depending on whether direct or indirect credit exposure is assumed on the loan.  Farmer Mac reviews lenders' credit submissions and analyzes borrowers' audited financial statements and financial and operating reports filed with RUS and the Federal Energy Regulatory Commission to confirm that loans meet Farmer Mac's underwriting standards for rural utilities loans.  Furthermore, Farmer Mac requires sellers of rural utilities loans to make representations and warranties regarding the conformity of eligible loans to these standards and any other requirements that Farmer Mac may impose from time to time.  Farmer Mac has the ability to require repurchase of the loan upon a material breach of these representations and warranties.

In addition to the loan eligibility criteria described above for rural utilities loans, Farmer Mac has developed different underwriting standards for rural utilities loans that depend on whether direct or indirect credit exposure is assumed on a loan and whether the borrower is an electric distribution cooperative or a G&T cooperative. Farmer Mac's credit underwriting standards for all rural utilities loans on which it assumes direct credit exposure (i.e., with no general obligation of a lender involved in the transaction) require:

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

In the case of a newly-originated loan to a distribution cooperative on which Farmer Mac assumes direct credit exposure, the borrower typically must, among other criteria set forth in Farmer Mac's credit underwriting standards, meet the following ratios (based on the average of the most recent three years):

•	the ratio of long-term debt to "net utility plant" does not exceed 90 percent;

•	the modified debt service coverage ratio (the cooperative's available cash plus patronage capital credits allocated to the cooperative, relative to debt expense) equals or exceeds 1.35; and

•	the ratio of equity to total assets equals or exceeds 20 percent.

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

Since the inception of the Rural Utilities line of business in 2008, Farmer Mac has purchased only one loan that has not met all of the applicable underwriting standards for Rural Utilities loans described above.

Farmer Mac's credit underwriting standards for all AgVantage transactions under the Rural Utilities line of business, in which Farmer Mac has indirect credit exposure on loans securing the general obligation of a lender, require:

•
the counterparty issuing the general obligation to have a credit rating from an NRSRO that is at least investment grade , or be of comparable creditworthiness as determined through Farmer Mac's analysis;

•
the collateral to be comprised of loans, or interests in loans, for electric or telephone facilities by a lender organized as a cooperative to a borrower that has received or is eligible to receive a loan under the REA;

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

For loans made to G&T cooperatives that secure the general obligation of the lender in AgVantage transactions, the G&T cooperative must either (1) have a rating from an NRSRO of BBB- (or equivalent rating) or better or (2) meet the following underwriting standards (based on the average of the most recent three years):

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

Farmer Mac is not obligated to assume credit risk on every rural utilities loan submitted to Farmer Mac that meets its underwriting and collateral valuation standards.  Farmer Mac may consider other factors, such as portfolio diversification, in deciding whether or not to accept the loans.

Collateral

It is customary in loans to distribution cooperatives and G&T cooperatives for the lender to take a security interest in substantially all of the borrower's assets. In cases in which Farmer Mac purchases a rural utilities loan with a pledge of all assets and a lender also has a lien on all assets, Farmer Mac verifies that a lien accommodation results in either a shared first lien or a first lien in favor of Farmer Mac.  In cases where debt indentures are utilized, Farmer Mac determines if available collateral is adequate to support the loan program and Farmer Mac's investment. As of December 31, 2013, all of the rural utilities loans held by Farmer Mac consisted of loans with a pledge of all assets of the borrower except for one unsecured loan with a balance of $13.1 million. Farmer Mac also has indirect credit exposure on rural utilities loans that are pledged to secure AgVantage securities. Some of those loans are unsecured or secured by less than all of the borrower's assets. The agreements governing Farmer Mac's Rural Utilities AgVantage securities provide that these loans may not comprise more than 20 percent of the aggregate rural utilities loans securing these AgVantage securities.

Servicing

Farmer Mac generally does not directly service the rural utilities loans held in its portfolio or the loans underlying Rural Utilities Guaranteed Securities.  Those loans are serviced by a servicer designated by Farmer Mac.  Rural utilities loans pledged to secure AgVantage securities are serviced by the issuer of the AgVantage securities in accordance with the institution's servicing procedures, which are reviewed and approved by Farmer Mac before entering into those transactions.  CFC, a related party to Farmer Mac by virtue of CFC's stock ownership in Farmer Mac and sole issuer of AgVantage securities secured by rural utilities loans, currently services all of the rural utilities loans in Farmer Mac's portfolio.

Approved Lenders

Farmer Mac's charter requires eligible rural utilities loans be made by a lender organized as a cooperative.  Currently, the only two rural utilities lenders that are cooperatives are CFC and CoBank, ACB ("CoBank"), an institution of the FCS.  As of December 31, 2013, these cooperatives had approximately $20.7 billion in loans outstanding to distribution cooperatives and $7.4 billion in loans outstanding to G&T cooperatives. To date, CFC is the only lender to have participated in Farmer Mac's Rural Utilities line of business.

Portfolio Diversification

Rural utilities loans are made throughout the entire United States.  Farmer Mac analyzes the geographic distribution of loans to cooperatives and considers regional concentration levels in connection with its business activities under the Rural Utilities program.  As of December 31, 2013, Farmer Mac had direct credit exposure on 788 loans to electric cooperatives constituting $1.1 billion across 37 states.

Farmer Mac's charter does not prescribe a maximum loan size for an eligible rural utilities loan, but Farmer Mac currently has a $30.0 million limit in place for cumulative direct credit exposure on those loans (e.g., purchases of loans or securities representing interests in loans) to any one borrower or related borrowers. For indirect credit exposures on rural utilities loans (e.g., AgVantage transactions), Farmer Mac's current limit is $75.0 million for cumulative loan exposure to any one borrower or related borrowers, with the amount of any direct exposure to a borrower also counting toward the $75.0 million limit.  As of December 31, 2013, Farmer Mac's direct credit exposure to rural utilities loans consisted of $1.0 billion in loans to distribution cooperatives and $35.3 million in loans to G&T cooperatives.

Funding of Guarantee and LTSPC Obligations

The principal sources of funding for the payment of Farmer Mac's obligations under its guarantees and LTSPCs are the fees Farmer Mac receives for its guarantees and commitments, net effective spread, proceeds of debt issuances, loan repayments, and maturities of AgVantage securities.  Farmer Mac satisfies its obligations under LTSPCs and its guarantees by purchasing defaulted loans out of LTSPCs and from the related trusts for Farmer Mac Guaranteed Securities.  Farmer Mac typically recovers a significant portion of the value of defaulted loans purchased either through borrower payments, loan payoffs, payments by third parties, or foreclosure and sale of the property securing the loans.  Ultimate credit losses arising from Farmer Mac's guarantees and commitments are reflected in Farmer Mac's charge-offs against its allowance for losses, gains and losses on the sale of real estate owned ("REO"), which consists of real estate acquired through foreclosure, and fair value adjustments of REOs held.  During 2013, Farmer Mac had net credit losses of $3.0 million, compared to $1.7 million during 2012, primarily due to an increase in the level of charge-offs in 2013.

Farmer Mac's charter requires Farmer Mac to maintain in its accounts a portion of the guarantee fees it receives from its guarantee activities as a reserve against losses.  As of December 31, 2013, this reserve against losses arising from Farmer Mac's guarantee activities was $31.6 million.  Farmer Mac calculates the amount of this statutorily required reserve against losses arising from its guarantee activities based on the credit risk component of guarantee fees received on all Farm & Ranch Guaranteed Securities and AgVantage securities (in both the Farm & Ranch and Rural Utilities lines of business). This amount does not represent either anticipated credit losses or estimated probable credit losses and does not directly relate to either the allowance for loan losses or the reserve for losses in Farmer Mac's consolidated balance sheets. Rather, this is the amount that must be exhausted before Farmer Mac may issue obligations to the U.S. Treasury against the $1.5 billion that Farmer Mac is statutorily authorized to borrow from the U.S. Treasury to fulfill its guarantee obligations.  That borrowing authority is not intended to be a routine funding source and has never been used.  For a more detailed discussion of Farmer Mac's borrowing authority from the U.S. Treasury, see "Business—Farmer Mac's Authority to Borrow from the U.S. Treasury."

Farmer Mac's total outstanding guarantees and LTSPCs exceed the total of: (1) the amount held as an allowance for losses, (2) the amount maintained as a reserve against losses arising from guarantee activities, and (3) the amount Farmer Mac may borrow from the U.S. Treasury. However, Farmer Mac does not expect its future payment obligations under its guarantees and LTSPCs to exceed amounts available to satisfy those obligations, including access to the underlying collateral in the event of default.  For information about Farmer Mac's allowance for losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees" and Note 2(j) and Note 8 to the consolidated financial statements.

FINANCING

Debt Issuance

Farmer Mac's statutory charter (12 U.S.C. § 2279aa-6(e)) authorizes Farmer Mac to issue debt obligations to purchase eligible loans, USDA Securities, and Farmer Mac Guaranteed Securities, and to maintain reasonable amounts for business operations, including adequate liquidity.  Farmer Mac funds its purchases of eligible loan assets and liquidity investment assets primarily by issuing debt obligations of various maturities in the public capital markets.  Farmer Mac also issues debt obligations to obtain funds to finance its transaction costs and its obligations under guarantees and LTSPCs.  Farmer Mac's debt obligations include discount notes and fixed and floating rate medium-term notes, including callable notes.

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

Farmer Mac's board of directors has authorized the issuance of up to $15.0 billion of discount notes and medium-term notes (of which $12.3 billion was outstanding as of December 31, 2013), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing needs.  The board of directors increased that authorization from $12.0 billion to $15.0 billion in December 2012. Farmer Mac invests the proceeds of its debt issuances in loan purchases, Farmer Mac Guaranteed Securities, and liquidity investment assets in accordance with policies established by its board of directors that comply with FCA's Liquidity and Investment Regulations, which establish limitations on dollar amount, issuer concentration, and credit quality.  Farmer Mac's regular debt issuance supports its access to the capital markets, and Farmer Mac's liquidity investment assets provide an alternative source of funds should market conditions be unfavorable.  Farmer Mac's current policies authorize liquidity investments in:

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

Equity Issuance

Farmer Mac's charter authorizes Farmer Mac to issue voting common stock, non-voting common stock, and non-voting preferred stock.  Only banks, other financial entities, insurance companies, and institutions of the FCS eligible to participate in one or more of Farmer Mac's lines of business may hold voting common stock.  No holder of Class A voting common stock may directly or indirectly be a beneficial owner of more than 33 percent of the outstanding shares of Class A voting common stock.  There are no restrictions on the maximum number or percentage of outstanding shares of Class B voting common stock that may be held by an eligible stockholder.  No ownership restrictions apply to Class C non-voting common stock or to any preferred stock issued by Farmer Mac, and those securities are freely transferable.

The dividend rights of all three classes of Farmer Mac's common stock are the same, and dividends may be paid on common stock only when, as, and if declared by Farmer Mac's board of directors in its sole discretion, subject to compliance with applicable capital requirements and the payment of dividends on outstanding preferred stock. Upon liquidation, dissolution, or winding up of the business of Farmer Mac, after payment and provision for payment of outstanding debt of Farmer Mac, the holders of shares of preferred stock would be paid at par value out of assets available for distribution, plus all declared and unpaid dividends, before the holders of shares of common stock received any payment.  The assets of Farmer Mac II LLC are not directly available to satisfy the claims of Farmer Mac's creditors or stockholders. Those assets will only be available to the creditors and stockholders of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.

Common Stock

As of December 31, 2013, the following shares of Farmer Mac common stock were outstanding:

•	1,030,780 shares of Class A voting common stock;

•	500,301 shares of Class B voting common stock; and

•	9,354,804 shares of Class C non-voting common stock.

Farmer Mac may obtain additional capital from future issuances of voting and non-voting common stock and non-voting preferred stock. Farmer Mac did not repurchase any common stock during 2013 or 2012.

The following table presents the dividends declared on Farmer Mac's common stock during and subsequent to 2013:

Date Dividend Declared	Per Share Amount	For Holders Of Record As Of	Date Paid
February 6, 2013	$0.12	March 15, 2013	March 29, 2013
June 5, 2013	$0.12	June 17, 2013	June 28, 2013
July 31, 2013	$0.12	September 16, 2013	September 30, 2013
December 4, 2013	$0.12	December 20, 2013	December 31, 2013
February 6, 2014	$0.14	March 17, 2014	*

*  The dividend declared on February 6, 2014 is scheduled to be paid on March 31, 2014.

Farmer Mac's ability to declare and pay common stock dividends could be restricted if it were to fail to comply with applicable capital requirements.  See Note 9 to the consolidated financial statements and "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards."

Preferred Stock

On January 17, 2013, Farmer Mac redeemed and retired all 57,578 outstanding shares of its Series C Preferred Stock (and paid all outstanding declared but unpaid dividends on the Series C Preferred Stock on a pro-rated basis to the date of redemption) through the proceeds received from the issuance of 2.4 million shares of Series A Preferred Stock on the same date (as further described below). Farmer Mac had authorized the issuance of up to 100,000 shares of Series C Preferred Stock with a par value of $1,000 per share and an initial liquidation preference of $1,000 per share.  CFC, a related party, owned all of the outstanding Series C Preferred Stock on the date of its redemption, and held at issuance 1.2 million shares of the Series A Preferred Stock.

The Series A Preferred Stock has a par value of $25 per share and an initial liquidation preference of $25 per share.  Since its issuance, there have been no additional sales of Series A Preferred Stock by Farmer Mac. Series A Preferred Stock ranks senior to Farmer Mac's outstanding Class A voting common stock, Class B voting common stock, Class C non-voting common stock, and any other common stock of Farmer Mac issued in the future. The annual dividend rate will remain at a fixed rate of 5.875 percent for as long as the Series A Preferred Stock remains outstanding.  Dividends on Series A Preferred Stock are non-cumulative, which means that if the Board of Directors has not declared a dividend before the applicable dividend payment date for any dividend period, such dividend will not be paid or cumulate, and Farmer Mac will have no obligation to pay dividends for such dividend period, whether or not dividends on the Series A Preferred Stock are declared for any future dividend period.  Farmer Mac may pay dividends on Series A Preferred Stock without paying dividends on any outstanding class or series of stock that ranks junior to Series A Preferred Stock. Farmer Mac has the right, but not the obligation, to redeem some or all of the issued and outstanding shares of Series A Preferred Stock at a price equal to the then-applicable liquidation preference beginning on January 17, 2018 and anytime thereafter.

The following table presents the dividends declared and paid on Series A Preferred Stock during and subsequent to 2013:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
February 6, 2013	$0.3672	January 18, 2013	April 17, 2013	April 17, 2013
June 5, 2013	$0.3672	April 18, 2013	July 17, 2013	July 17, 2013
July 31, 2013	$0.3672	July 18, 2013	October 17, 2013	October 17, 2013
December 4, 2013	$0.3672	October 18, 2013	January 17, 2014	January 17, 2014
February 6, 2014	$0.3672	January 18, 2014	April 17, 2014	*

* The dividend declared on February 6, 2014 is scheduled to be paid on April 17, 2014.

Non-Controlling Interest in Farmer Mac II LLC

On January 25, 2010, Farmer Mac completed a private offering of $250.0 million aggregate face amount of securities issued by a newly formed Delaware statutory trust.  The trust securities, called Farm Asset-

Linked Capital Securities or "FALConS," represent undivided beneficial ownership interests in 250,000 shares of Farmer Mac II LLC Preferred Stock.  The Farmer Mac II LLC Preferred Stock has a liquidation preference of $1,000 per share.

Dividends on the Farmer Mac II LLC Preferred Stock are payable if, when, and as declared by Farmer Mac II LLC's board of directors, quarterly, on a non-cumulative basis, on March 30, June 30, September 30, and December 30 of each year.  From the date of issuance to but excluding the quarterly payment date occurring on March 30, 2015, the annual dividend rate on the Farmer Mac II LLC Preferred Stock is 8.875 percent.  After consideration of the consolidated tax benefits to Farmer Mac, the net effective cost of the $250.0 million of the Farmer Mac II LLC Preferred Stock is currently 5.77 percent per year. From March 30, 2015 to but excluding the quarterly payment date occurring on March 30, 2020, the annual dividend rate on the Farmer Mac II LLC Preferred Stock will be 10.875 percent.  Beginning on March 30, 2020, the dividend rate on the Farmer Mac II LLC Preferred Stock will be an annual rate equal to three-month LIBOR plus 8.211 percent.  Dividends on the Farmer Mac II LLC Preferred Stock are non-cumulative, so dividends that are not declared for any payment date will not accrue.

Farmer Mac II LLC Preferred Stock is permanent equity of Farmer Mac II LLC and is presented as "Non-controlling interest – preferred stock" within total equity on the consolidated balance sheets of Farmer Mac.  Farmer Mac II LLC incurred $8.1 million of direct costs related to the issuance of the Farmer Mac II LLC Preferred Stock, which reduced the amount of non-controlling interest – preferred stock.  The accrual of declared dividends is presented as "Net income attributable to non-controlling interest – preferred stock dividends" on the consolidated statements of operations on a pre-tax basis.  The consolidated tax benefit is included in "income tax expense" on the consolidated statements of operations.

Without the consent of the holders of the FALConS or the Farmer Mac II LLC Preferred Stock, Farmer Mac II LLC may redeem the Farmer Mac II LLC Preferred Stock on March 30 of 2015, 2016, 2017, 2018, and 2019 and on any quarterly payment date on or after March 30, 2020, in whole or in part, at a cash redemption price equal to the liquidation preference. Farmer Mac II LLC will likely redeem some or all of the Farmer Mac II LLC Preferred Stock on March 30, 2015 or a subsequent redemption date if Farmer Mac is able to replace the Farmer Mac II LLC Preferred Stock, which does not constitute a Tier 1 capital-eligible security, with other securities issued by Farmer Mac constituting Tier 1 capital-eligible securities, as defined under Farmer Mac's capital plan. For more information on Farmer Mac's capital plan, see "Government Regulation of Farmer Mac—Capital Standards—Capital Adequacy Requirements." In addition, prior to the initial redemption date on March 30, 2015 or between subsequent redemption dates, Farmer Mac or an affiliated third party may purchase FALConS from time to time in the open market, in privately negotiated transactions or through a public tender offer, and, subject to favorable market conditions, may seek to do so.

The following table presents the dividends declared on Farmer Mac II LLC Preferred Stock during and subsequent to 2013:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
February 6, 2013	$22.1875	December 30, 2012	March 29, 2013	April 1, 2013
June 5, 2013	$22.1875	March 30, 2013	June 29, 2013	July 1, 2013
July 31, 2013	$22.1875	June 30, 2013	September 29, 2013	September 30, 2013
December 4, 2013	$22.1875	September 30, 2013	December 29, 2013	December 30, 2013
February 6, 2014	$22.1875	December 30, 2013	March 29, 2014	*

*  The dividend declared on February 6, 2014 is scheduled to be paid on March 31, 2014.

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

$31.6 million as of December 31, 2013); and

•	the proceeds of such obligations are needed to fulfill Farmer Mac's guarantee obligations.

Any debt obligations issued by Farmer Mac under this authority would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac. Farmer Mac would be required to repurchase any of its debt obligations held by the U.S. Treasury within a "reasonable time."  As of December 31, 2013, Farmer Mac had not utilized this borrowing authority and does not expect to utilize this borrowing authority in the future.

The United States government does not guarantee payments due on Farmer Mac Guaranteed Securities, funds invested in the equity or debt securities of Farmer Mac, any dividend payments on shares of Farmer Mac stock, or the profitability of Farmer Mac.

GOVERNMENT REGULATION OF FARMER MAC

General

Farmer Mac was created by federal statute in 1988 in the aftermath of the collapse of the agricultural credit delivery system.  Farmer Mac's primary committees of jurisdiction in Congress – the Committee on Agriculture of the U.S. House of Representatives and the U.S. Senate Committee on Agriculture, Nutrition and Forestry – added requirements for Farmer Mac that had not been included in any of the other statutes establishing other GSEs. Unlike the other existing GSEs at the time, Farmer Mac was required to be regulated by an independent regulator, the Farm Credit Administration, which has the authority to regulate Farmer Mac's safety and soundness.  The statute creating Farmer Mac expressly requires that qualified loans meet minimum credit and appraisal standards that represent sound loans to profitable businesses.  The enabling legislation also required Farmer Mac to comply with the periodic reporting requirements of the SEC, including filing quarterly reports on the financial status of Farmer Mac and current reports when there are significant developments.  Farmer Mac's statutory charter also requires offerings of Farmer Mac Guaranteed Securities to be registered under the Securities Act of 1933 and related regulations (collectively, the "Securities Act"), unless an exemption for an offering is available.

Since Farmer Mac's creation, Congress has amended Farmer Mac's charter four times:

•	in 1990 to create the USDA Guarantees line of business;

•	in 1991 to clarify Farmer Mac's authority to purchase its guaranteed securities, establish OSMO as Farmer Mac's financial regulator, and set minimum regulatory capital requirements for Farmer Mac;

•
in 1996 to remove certain barriers to and restrictions on Farmer Mac's operations to be more competitive (e.g., allowing Farmer Mac to buy loans directly from lenders and issue guaranteed securities representing 100 percent of the principal of the purchased loans and modifying capital requirements); and

•
in 2008 to authorize Farmer Mac to purchase, and guarantee securities backed by, loans made by lenders organized as cooperatives to borrowers to finance electrification and telecommunications systems in rural areas.

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

Capital Standards

General Requirements.  Farmer Mac's charter establishes three capital standards for Farmer Mac:

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

As of December 31, 2013, Farmer Mac's statutory minimum and critical capital requirements were $398.5 million and $199.3 million, respectively, and its actual core capital level was $590.7 million, $192.2 million above the statutory minimum capital requirement and $391.4 million above the statutory critical capital requirement.  Based on the risk-based capital stress test, Farmer Mac's risk-based capital requirement as of December 31, 2013 was $90.8 million and Farmer Mac's regulatory capital of $604.0 million exceeded that amount by approximately $513.2 million.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements" for a presentation of Farmer Mac's current regulatory capital position.

Enforcement Levels.  Farmer Mac's charter directs FCA to classify Farmer Mac within one of four enforcement levels for purposes of determining compliance with the capital standards established by Farmer Mac's charter.  As of December 31, 2013, Farmer Mac was classified as within level I – the highest compliance level.

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

Capital Adequacy Requirements. Under FCA's rule on capital planning adopted on September 12, 2013 and effective January 3, 2014, Farmer Mac must develop and submit to OSMO for approval annually a plan for capital that considers the sources and uses of Farmer Mac's capital, addresses capital projections under stress scenarios, assesses Farmer Mac's overall capital adequacy, and incorporates a Farmer Mac board-approved policy on capital adequacy. In accordance with this regulation and as part of its capital plan for 2014, Farmer Mac's board of directors has established a policy that will require Farmer Mac to maintain an adequate level of "Tier 1" capital, consisting of retained earnings, paid-in-capital, common stock, qualifying preferred stock, and accumulated other comprehensive income allocable to "non-program" investments that are not included in the Farm & Ranch, USDA Guarantees, and Rural Utilities lines of business. Under this policy, Farmer Mac must maintain at all times during 2014 a Tier 1 capital ratio of not less than 4.0 percent of risk-weighted assets, calculated using an advanced internal ratings based ("AIRB") asset risk weighting regime that is consistent with current Basel-based principles, with the minimum Tier 1 capital ratio increasing by 0.25 percent annually to reach 5.0 percent in 2018.

The policy also requires Farmer Mac to maintain a "capital conservation buffer" of additional Tier 1 capital of more than 2.5 percent of risk-weighted assets. If the capital conservation buffer drops to various levels at or below 2.5 percent, as shown in the table below, the policy requires Farmer Mac to restrict distributions of current quarter Tier 1-eligible dividends and total employee (including officer) bonus payments to an amount not to exceed the corresponding payout percentage specified in the table below, which represents the percentage of the cumulative core earnings for the four quarters immediately preceding the distribution date:

Capital Conservation Buffer	Payout Percentage
(percentage of risk-weighted assets)	(percentage of four quarters' accumulated core earnings)
greater than 2.5%	No limitation
greater than 1.875% to and including 2.5%	60%
greater than 1.25% to and including 1.875%	40%
greater than 0.625% to and including 1.25%	20%
equal to or less than 0.625%	0% (no payout permitted)

These distribution restrictions will remain for so long as the Tier 1 capital conservation buffer remains at or below the minimum level of 2.5 percent, and Farmer Mac's board of directors may consider other factors, such as GAAP earnings and other regulatory requirements, in determining whether to restrict capital distributions, including dividends and bonus payments. This policy will be effective for Farmer Mac for distributions made in first quarter 2014. Farmer Mac does not expect its compliance with the final rule on capital planning, including Farmer Mac's policy on Tier 1 capital established under the final rule, to materially affect Farmer Mac's operations or financial condition. For more information on FCA's regulation on capital planning and other regulations affecting Farmer Mac, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters."

Item 1A.    Risk Factors

Farmer Mac's business activities, financial performance, and results of operations are, by their nature, subject to a number of risks and uncertainties, including those related to the agricultural sector, the rural utilities industry, access to the capital markets, the regulatory environment, and the level of prevailing interest rates and overall market conditions. The following risk factors could materially affect Farmer Mac's financial condition and operating results and should be considered in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K, including the risks and uncertainties described in the "Forward-Looking Statements" section. Furthermore, because new risk factors likely will emerge from time to time, management can neither predict all such risk factors nor assess the effects of such factors on Farmer Mac's business, operating results, and financial condition or the extent to which any factor, or combination of factors, may affect Farmer Mac's actual results and financial condition. If any of the following risks materialize, Farmer Mac's business, financial condition, or results of operations could be materially and adversely affected. Farmer Mac undertakes no obligation to update or revise this risk factor discussion, except as required by law.

An inability to access the equity and debt capital markets could have a material adverse effect on Farmer Mac's business, operating results, financial condition, and capital levels.

Farmer Mac's ability to operate its business, meet its obligations, generate asset volume growth, and fulfill its statutory mission depends on Farmer Mac's capacity to remain adequately capitalized through the issuance of equity securities and to issue substantial amounts of debt frequently and at favorable rates.  The issuance of equity and debt securities in the U.S. financial markets are primary sources of Farmer Mac's capitalization and funding for Farmer Mac's purchases of eligible loan assets and liquidity investment assets and for repaying or refinancing existing debt.  Moreover, one of the primary sources of Farmer Mac's revenue is the net interest income earned from the difference, or "spread," between the return received on assets held and the related borrowing costs.  Farmer Mac's ability to obtain funds through the issuance of equity and debt securities, at favorable rates and terms, depends on many factors, including:

•
Farmer Mac's corporate structure established by its charter, including its status as a government-sponsored enterprise, or GSE, and perceptions about the viability of stockholder-owned GSEs in general;

•
compliance with applicable statutory, regulatory, and board-approved capital requirements and any measures imposed by Farmer Mac's regulator or board of directors if Farmer Mac failed to comply with those requirements;

•	Farmer Mac's financial results and changes in its financial condition;

•	public perception of the risks to and financial prospects of Farmer Mac's business;

•	prevailing conditions in the capital markets;

•	competition from other issuers of GSE equity or debt; and

•
legislative or regulatory actions relating to Farmer Mac's business, including any actions that would affect Farmer Mac's GSE status or that could increase its costs for hedging interest rate risks or restrict or reduce its ability to issue equity or debt.

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

External factors beyond Farmer Mac's control that could negatively affect borrowers' profitability could cause Farmer Mac to experience increased delinquency and default rates within its loan portfolio, including, but not limited to:

•	severe protracted or sudden adverse weather conditions, animal and plant disease outbreaks, restrictions on water supply, or other conditions affecting particular geographic regions or industries;

•	increases in production expenses, including increases in commodity or fuel prices or labor costs within any particular industry;

•	fluctuations in currency exchange markets or changes in the global economy that would reduce export demand for U.S. agricultural products;

•	slow or negative economic growth, which could reduce demand for U.S. agricultural products;

•	adverse changes in interest rates, agricultural land values, or other factors that may affect delinquency levels and credit losses on agricultural real estate mortgage loans;

•	the effects of any changes in federal assistance for ethanol producers, such as the elimination of the tax credit previously available to blenders and the elimination of the import tariff previously applicable to foreign producers, which may affect the level of income of ethanol producers and consequently their repayment capacity on affected loans in Farmer Mac's portfolio;

•
the effects of changes in federal assistance for agricultural producers resulting from the recently enacted Agricultural Act of 2014 (referred to as the 2014 Farm Bill), including the elimination of direct payments to agricultural producers by the USDA and increased federal subsidies for enhanced crop insurance programs, which may, on a net basis, affect the level of income of grain, livestock, or other producers and, consequently, their repayment capacity on affected loans owned or guaranteed by Farmer Mac;

•	changes in the general economy that could affect the availability of off-farm sources of income and prices of real estate for borrowers; and

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

Farmer Mac's business, operating results, financial condition, and capital levels may be materially and adversely affected by external factors, including adverse changes in the capital markets or changes in public policy, that may affect the price or marketability of Farmer Mac's products and services or Farmer Mac's ability to offer its products and services, including, but not limited to:

•
disruptions in the capital markets, which could adversely affect the value and performance of Farmer Mac's eligible loan assets and investment securities, liquidity position, and ability to access funding at favorable levels or to raise capital;

•	competitive pressures in the purchase of loans eligible for Farmer Mac's lines of business and the sale of Farmer Mac Guaranteed Securities and debt securities;

•	changes in interest rates that may increase the basis risk of Farmer Mac's hedging instruments, thereby increasing its funding costs; and

•
legislative or regulatory developments or interpretations of Farmer Mac's statutory charter that could adversely affect Farmer Mac or its ability to offer new products, the ability or motivation of certain lenders to participate in Farmer Mac's lines of business or the terms of any such participation, or increase the cost of related corporate activities.

Farmer Mac's business development, profitability, and capital depend on the continued growth of the secondary market for agricultural real estate mortgage loans and for rural utilities loans, the future for both of which remains uncertain.

Continued growth in Farmer Mac's business and future profitability may be constrained by conditions that limit the need or ability for lenders to obtain the benefits of the secondary market provided by Farmer Mac, including, but not limited to:

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

Farmer Mac's business and ability to generate revenues and profits largely depends on its ability to purchase eligible loans or place eligible loans under guarantees or purchase commitments. Farmer Mac conducts a significant portion of its business with a small number of business partners. This results in vulnerability as existing assets pay down or mature and the status and needs of Farmer Mac's business partners evolve. In 2013, ten institutions generated approximately 53 percent of loan purchase volume in the Farm & Ranch line of business. As of December 31, 2013, approximately 99.8 percent of the $6.0 billion outstanding principal amount of AgVantage securities were issued by five institutions. Transactions with CFC has represented 100 percent of business volume under Farmer Mac's Rural Utilities line of business since its inception in 2008. Farmer Mac's ability to maintain the current relationships with its business partners or customers and the business generated by those business partners or customers is significant to Farmer Mac's business. Consequently, the loss of business from any one of Farmer Mac's key business partners could negatively impact Farmer Mac's revenues and profitability. Furthermore, Farmer Mac may not be able to replace the loss of business of a key business partner or customer with alternate sources of business due to limitations on the types of assets eligible for the secondary market provided by Farmer Mac under its charter, which could adversely affect Farmer Mac's business and result in a decrease in its revenues and profits.

The failure of an issuer to pay the outstanding principal amount or to issue new AgVantage securities upon the maturity of outstanding AgVantage securities could negatively affect Farmer Mac's liquidity position and income.

As of December 31, 2013, Farmer Mac had $6.0 billion of AgVantage securities outstanding, of which $0.9 billion and $0.7 billion will be maturing in 2014 and 2015, respectively. AgVantage securities are guaranteed by Farmer Mac as to the timely payment of interest and principal. The terms of most AgVantage securities do not require the periodic payment of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due. If the issuer of a maturing AgVantage security defaults and does not pay the outstanding principal amount due upon maturity, Farmer Mac's liquidity position could be negatively affected because Farmer Mac will be required to obtain funds in a significant amount to pay the holder of the AgVantage security or, for AgVantage securities owned by Farmer Mac, to pay off the debt securities used to fund the purchase of the AgVantage securities. Farmer Mac's income could also be adversely affected if the issuer of a maturing AgVantage security does not issue new AgVantage securities to replace the maturing securities and Farmer Mac does not find alternate sources of business, or if the net interest margin earned by Farmer Mac on new AgVantage securities that replace maturing AgVantage securities is lower than the margin earned on the maturing AgVantage securities.

Farmer Mac is a GSE that may be materially and adversely affected by legislative or political developments, which may affect the ongoing operations or continued existence of GSEs.

Farmer Mac is a GSE that is governed by a statutory charter, which is subject to amendment by the U.S. Congress at any time, and regulated by government agencies. Although Farmer Mac is not aware of any pending legislative proposals that would adversely affect either the manner in which Farmer Mac conducts its business or the status of Farmer Mac as a GSE at this time, Farmer Mac's ability to effectively conduct its business is subject to risks and uncertainties related to legislative or political developments that may affect the status or operations of GSEs generally. From time to time, legislative initiatives may be commenced that, if successful, could result in the enactment of legislation or the promulgation of regulations that could negatively affect the status of Farmer Mac as a GSE or the manner in which Farmer Mac operates. Farmer Mac cannot predict whether any legislative proposals related to the housing GSEs would also address the continued GSE status of Farmer Mac or modify the current operating structure or authorities of Farmer Mac in any material way. Implementation of any such proposal could have a material and adverse effect on Farmer Mac's business, operating results, financial condition, and capital levels. See "Government Regulation of Farmer Mac" in Item 1 of this Annual Report on Form 10-K for additional discussion on the rules and regulations governing Farmer Mac's activities.

Farmer Mac is subject to capital requirements that are subject to change, and failure to meet those requirements could result in supervisory measures or the inability of Farmer Mac to declare dividends, or otherwise materially and adversely affect Farmer Mac's business, operating results, or financial condition.

Farmer Mac is required by statute and regulation to maintain certain capital levels.  Any inability by Farmer Mac to meet these capital requirements could result in supervisory measures by FCA, adversely affect Farmer Mac's ability to declare dividends on its common and preferred stock, or otherwise materially and adversely affect Farmer Mac's business, operating results, or financial condition.  In addition, pursuant to a recently-effective FCA regulation on capital planning, Farmer Mac has adopted a policy to maintain a sufficient level of Tier 1 capital and to impose restrictions on paying Tier 1-eligible dividends in the event that Tier 1 capital falls below specified thresholds. For more information on Farmer Mac's capital requirements, including the new Tier 1 capital requirement, see "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards." For more information on FCA's capital planning rule, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters." Factors that could adversely affect the adequacy of Farmer Mac's capital levels in the future, and which may be beyond Farmer Mac's control, include:

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

Farmer Mac is exposed to credit risk on its eligible loan assets, the repayment of which may depend on factors outside of Farmer Mac's or the borrower's control, and widespread repayment shortfalls on loans could have a material adverse effect on Farmer Mac's financial condition, results of operations, and liquidity.

Farmer Mac's earnings depend significantly on the performance of its eligible loan assets and the spread between the interest, guarantee fees, and commitment fees earned on such assets and interest paid on Farmer Mac's obligations and liabilities. Farmer Mac assumes the ultimate credit risk of borrower defaults on the agricultural mortgage and rural utilities loans it holds, as well as the loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities. Widespread repayment shortfalls on loans in the Farm & Ranch line of business or Rural Utilities line of business could result in losses on loans held or require Farmer Mac to pay under its guarantees and LTSPCs, which could have a material adverse effect on Farmer Mac's financial condition, results of operations, and liquidity.

In the Farm & Ranch line of business, repayment of eligible loans typically depends on the success of the related farming operation, which, in turn, depends on many variables and factors over which farmers may have little or no control, such as weather conditions, animal and plant disease outbreaks, restrictions on water supply, economic conditions (both domestic and international), and political conditions. Farmer Mac's credit risk may also increase in the case of a loan with a balloon payment due at maturity if the borrower seeks to refinance but is unable to do so. As of December 31, 2013, 66.2 percent of the loans in the Farm & Ranch line of business included balloon payments. In addition, loans to borrowers in industries that have had historically higher delinquency rates relative to Farmer Mac's overall portfolio may present a higher risk of delinquency in future periods. For example, as of December 31, 2013, loans to borrowers in the permanent plantings and part-time farm categories comprised a combined 20.8 percent of the Farm & Ranch portfolio (excluding AgVantage securities), but delinquencies in these combined categories comprised 54.6 percent of the aggregate delinquencies for all commodity categories. As of December 31, 2013, loans to borrowers in the AgStorage and Processing category (including ethanol facilities) comprised 3.0 percent of the Farm & Ranch portfolio (excluding AgVantage securities), but cumulative net credit losses for this category comprised 39.3 percent of the cumulative net credit losses for all categories.

In the Rural Utilities line of business, eligible utilities operations include the distribution of electricity, the generation and transmission of electricity, and telecommunications.  Each type of utility operation has different inherent risks associated with it, but all share a common risk posed by potential changes in public and regulatory policies.  Business cash flows can be disrupted as a result of storms, though distribution cooperatives have in place cost-sharing arrangements with providers in other regions that mitigate this exposure.  Historically, natural disasters have often resulted in disaster area declarations and financial aid to utilities providers through the Federal Emergency Management Agency and other conduits, although there can be no assurance that any such aid would be available in the event of any future natural disaster.  The electrical distribution and generation sectors can be adversely affected by changes in fuel costs and prices received from consumers, as well as by contractual power obligations that do not match up with supply or demand.  In the event that Farmer Mac purchases telecommunications loans in the future, the depth and pace of technological change in the telecommunications industry can also provide significant challenges, as the industry requires heavy capital investment and correct judgments about the sustainability of new technologies in an area with many competitors.

Farmer Mac Guaranteed Securities and LTSPCs expose Farmer Mac to significant contingent liabilities, and Farmer Mac's ability to fulfill its obligations under its guarantees and LTSPCs may be limited.

Farmer Mac's guarantee and purchase commitment obligations to third parties, including Farmer Mac Guaranteed Securities and LTSPCs, are obligations of Farmer Mac only and are not backed by the full faith and credit of the United States, FCA, or any other agency or instrumentality of the United States other than Farmer Mac. As of December 31, 2013, Farmer Mac had $4.0 billion of contingent liabilities related to Farmer Mac Guaranteed Securities and LTSPCs issued to third parties, which represents Farmer Mac's exposure if all loans underlying these guarantees and purchase commitments defaulted and Farmer Mac recovered no value from the related collateral. Farmer Mac's principal sources of funds for payments on all of its liabilities, including claims that may arise under its guarantees and purchase commitments, are the liquid assets held by Farmer Mac (including cash and cash equivalents), guarantee and commitment fees, interest payments on assets held by Farmer Mac, loan repayments, repayment of principal amounts due upon maturity of AgVantage securities, and proceeds from the issuance of debt securities.  If all of the loans underlying Farmer Mac's guarantees and purchase commitments defaulted and Farmer Mac recovered no value from the related collateral, the sources of funds for payment on these guarantees and purchase commitments could be substantially less than the aggregate amount of the corresponding liabilities. It is difficult to quantify at any particular point in time the funds that would be available from interest payments, loan repayments, and maturing AgVantage securities for payment on Farmer Mac's guarantees and purchase commitments, and Farmer Mac's ability to issue debt as a source of repayment would be subject to its ability to access the debt markets and market conditions at that time. As of December 31, 2013, Farmer Mac held cash, cash equivalents, and other investment securities with a fair value of $3.2 billion that could be used as a source of funds for payment on its obligations. Although Farmer Mac believes that it remains well-collateralized on the assets underlying its guarantee and purchase commitment obligations to third parties and that the estimated probable losses for these obligations remain low relative to the amount available for payment of claims on these obligations, Farmer Mac's total contingent liabilities for these obligations exceed the amount it may have available for payment of claims on these obligations. See "Management's Discussion and Analysis—Risk Management—Credit Risk – Loans and Guarantees" for more information on Farmer Mac's management of credit risk.

Farmer Mac is exposed to swap counterparty credit risk on its non-cleared swaps that could materially and adversely affect its business, operating results, and financial condition.

Farmer Mac relies on interest rate swap contracts and hedging arrangements to effectively manage its interest rate risk. In managing this swap counterparty credit risk on non-cleared swaps, Farmer Mac contracts only with counterparties that have investment grade credit ratings, establishes and maintains collateral requirements that are scaled based upon credit ratings, and enters into netting agreements. However, failure to perform under a non-cleared derivatives contract by one or more of Farmer Mac's counterparties could disrupt Farmer Mac's hedging operations, particularly if Farmer Mac were entitled to a termination payment under the terms of the contract that it did not receive, or if Farmer Mac were unable to reposition the swap with a new counterparty. Of the $6.6 billion combined notional amount of interest rate swaps, $4.3 billion were not cleared through swap clearinghouses as of December 31, 2013. As of December 31, 2013, Farmer Mac's credit exposure to interest rate swap counterparties was $25.1 million excluding netting arrangements and $3.3 million including netting arrangements.

Farmer Mac is exposed to AgVantage counterparty credit risk that could materially and adversely affect its business, operating results, and financial condition.

Farmer Mac is exposed to credit risk from issuers of AgVantage securities. Each AgVantage security is a general obligation of an issuing institution secured by eligible loans in an amount at least equal to the outstanding principal amount of the security and guaranteed by Farmer Mac. However, most of Farmer Mac's AgVantage exposure is concentrated in a small number of issuers. Farmer Mac seeks to manage its risk to AgVantage counterparties by reviewing each institution for which Farmer Mac has AgVantage exposure and requiring those institutions to meet Farmer Mac's standards for creditworthiness. In addition, Farmer Mac requires some level of over-collateralization (between 103 percent and 120 percent of the principal amount of the securities issued) for AgVantage securities in the Farm & Ranch line of business. As of December 31, 2013, nearly all of the AgVantage securities outstanding had been issued by five counterparties. A default by any of these counterparties could have a significant adverse effect on Farmer Mac's business, operating results, and financial condition.

Farmer Mac is exposed to counterparty credit risk on its investment securities that could materially and adversely affect its business, operating results, and financial condition.

Farmer Mac maintains an investment portfolio that can be drawn upon for liquidity needs. In addition to cash and cash equivalents (such as U.S. Treasury securities and short-term money market instruments), this portfolio consists of investment securities, including securities guaranteed by U.S. Government agencies and GSEs, GSE-issued preferred stock, corporate debt obligations, and auction-rate certificates. Though some of these investment securities do not qualify for purposes of calculating liquidity under the regulatory requirements prescribed by FCA, they still may be drawn upon for Farmer Mac's liquidity needs. Farmer Mac regularly reviews concentration limits to ensure that its investments are appropriately diversified and comply with policies approved by Farmer Mac's board of directors and with applicable FCA regulations, but Farmer Mac is still exposed to credit risk from issuers of the investment securities it holds. For example, as of December 31, 2013, Farmer Mac held at fair value, as part of its liquidity investment portfolio, $195.6 million of corporate debt securities, $174.4 million of asset-backed securities principally backed by U.S. Government-guaranteed student loans (including $65.3 million of auction-rate certificates), $946.7 million of investment securities guaranteed by GSEs, and $83.2 million of preferred stock issued by a single GSE. A default by multiple issuers of investment securities held by Farmer Mac, or by a single issuer of investment securities in which Farmer Mac is more heavily concentrated, could have an adverse effect on Farmer Mac's business, operating results, and financial condition.

Farmer Mac is exposed to interest rate risk that could materially and adversely affect its business, operating results, and financial condition.

Farmer Mac is subject to interest rate risk due to the possible timing differences in the cash flows of the assets it holds and related liabilities. Farmer Mac's primary strategy for managing interest rate risk is to fund asset purchases with liabilities that have similar duration and cash flow characteristics so that they will perform similarly as interest rates change. Through Farmer Mac's issuances of debt securities in the form of discount notes and medium-term notes coupled with interest rate swap contracts that adjust the characteristics of the debt issued, Farmer Mac seeks to match its liabilities closely with the cash flow and duration characteristics of its loans and other assets. However, the ability of borrowers to prepay their loans prior to the scheduled maturities increases the risk of asset and liability cash flow mismatches. In a changing interest rate environment, these cash flow mismatches could reduce Farmer Mac's earnings if assets repay sooner than expected and the resulting cash flows must be reinvested in lower-yielding investments, particularly if Farmer Mac's related funding costs cannot be correspondingly repaid. In addition, if assets repay more slowly than anticipated and the associated debt issued to fund the assets must be reissued at a higher yield, Farmer Mac's earnings could be adversely affected. As of December 31, 2013, of all the eligible loan assets held on Farmer Mac's balance sheet, $5.0 billion had a fixed interest rate and $4.9 billion had an adjustable interest rate.

Changes in interest rates relative to Farmer Mac's management of interest rate risk through derivatives may cause volatility in financial results and capital levels and adversely affect net interest income.

Farmer Mac enters into financial derivatives transactions to hedge interest rate risks inherent in its business and applies fair value accounting to its financial derivatives transactions. Although Farmer Mac's financial derivatives provide effective economic hedges of interest rate risk, accounting guidance requires changes in the fair values of financial derivatives to be reflected in net income. As interest rates increase or decrease, the fair value of Farmer Mac's derivatives changes based on the position Farmer Mac holds relative to the specific characteristics of the derivative. Application of the accounting guidance on financial derivatives could contribute to volatility in Farmer Mac's earnings under GAAP, particularly if the financial derivative is not designated in a hedging relationship. Another consequence of the changes in the fair values of financial derivatives being accounted for in earnings is the resulting effect on Farmer Mac's regulatory core capital that is available to meet Farmer Mac's statutory minimum capital requirement. Adverse changes in the fair values of Farmer Mac's financial derivatives would reduce the amount of core capital available to meet this requirement, which could result in regulatory enforcement action against Farmer Mac if it were unable to meet the requirement. In 2013 and 2012, Farmer Mac recorded unrealized gains of $33.9 million and $0.7 million for fair value changes on its financial derivatives not designated in a hedging relationship as a result of movements in interest rates during the year. In contrast, Farmer Mac recorded unrealized losses of $47.6 million in 2011 for fair value changes on its financial derivatives not designated in a hedging relationship as a result of movements in interest rates during the year. Beginning in 2012, Farmer Mac has designated a portion of its interest rate swaps in fair value hedging relationships and has recorded in earnings offsetting fair value adjustments on the hedged items attributable to the risk being hedged. Although derivative instruments designated in fair value hedging relationships may lessen exposure to changes in the fair value of assets or liabilities, any differences arising from fair value changes that are not offset could result in hedge ineffectiveness and adversely affect Farmer Mac's earnings under GAAP.

Changes in interest rates as well as certain credit events may trigger collateralization requirements for Farmer Mac under its derivatives contracts, which could adversely affect Farmer Mac's liquidity position and operating results.

Farmer Mac uses derivatives contracts to help manage its interest rate risk. Changes in interest rates have required, and in the future may require, Farmer Mac to post cash or investment securities to its derivative counterparties to reflect the changes in fair market values of Farmer Mac's derivatives as a result of the changes in interest rates. For example, as of December 31, 2013, Farmer Mac posted $9.8 million of cash and $1.5 million of investment securities as collateral for its derivatives in net liability positions. Farmer Mac's derivatives contracts contain provisions establishing minimum threshold collateral amounts below which Farmer Mac is not required to post collateral. These threshold collateral amounts range between $15 million and $25 million, but may be reduced to zero upon the occurrence of specified credit events such as insolvency, receivership, failure to make a payment under the contract when due, or failure to continue as an instrumentality of the United States. If changes in interest rates were to result in a significant decrease in the fair value of Farmer Mac's derivatives, Farmer Mac would be required to post a significant amount of cash, cash equivalents, or investment securities, possibly within a short period of time, to satisfy its obligations under its derivatives contracts. The amount required to be posted would expand if Farmer Mac also experienced a credit event triggering full collateralization of its derivatives positions without any minimum threshold. As of December 31, 2013, the amount that would have been required for full collateralization of Farmer Mac's derivatives positions given the fair value of Farmer Mac's derivatives at that time was $63.5 million. If Farmer Mac were required to fully collateralize its derivatives position in an adverse interest rate environment, it could have a negative effect on Farmer Mac's liquidity position and operating results.

Incorrect estimates and assumptions by management in preparing financial statements could adversely affect Farmer Mac's business, operating results, reported assets and liabilities, financial condition, and capital levels.

Incorrect estimates and assumptions by management in connection with the preparation of Farmer Mac's consolidated financial statements could adversely affect the reported amounts of assets and liabilities and the reported amounts of income and expenses. The preparation of Farmer Mac's consolidated financial statements requires management to make certain critical accounting estimates and assumptions that could affect the reported amounts of assets and liabilities and the reported amounts of income and expense during the reporting periods. For example, as of December 31, 2013, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $6.8 billion whose fair values were estimated by management in the absence of readily determinable fair values (in other words, level 3). These financial instruments measured as level 3 represented 51 percent of total assets and 73 percent of financial instruments measured at fair value as of December 31, 2013. Further information regarding fair value measurement is included in "Management's Discussion and Analysis—Critical Accounting Policies—Fair Value Measurement." If management makes incorrect assumptions or estimates, Farmer Mac may under- or overstate reported financial results, which could materially and adversely affect Farmer Mac's business, operating results, reported assets and liabilities, financial condition, and capital levels.

Changes in the value or composition of Farmer Mac's investment securities could adversely affect Farmer Mac's business, operating results, financial condition, and capital levels.

Deterioration in financial or credit market conditions could reduce the fair value of Farmer Mac's investment securities, particularly those securities that are less liquid and more subject to market variability. Some securities owned by Farmer Mac, including auction-rate certificates and GSE subordinated debt, do not have well-established secondary trading markets, making it more difficult to estimate current fair values for those securities. Adverse financial market conditions may further compound the challenges of estimating fair values for Farmer Mac's securities, as was the case in 2008 after widespread failure of the auction mechanism that had been established to provide liquidity for the auction-rate certificates that Farmer Mac currently holds.

Farmer Mac relies on market observations to determine the fair value of its investment securities, although the market data Farmer Mac relies upon may not reflect the actual sale conditions that Farmer Mac would face when selling its investment securities. For example, the market value of auction-rate certificates held by Farmer Mac depends in large part on the amounts and timing of the expected cash flows on these securities, which may be highly uncertain. Therefore, a change in the amounts or timing of cash flows could materially alter the market price of those securities. Subsequent valuations of these and other investment securities, in light of factors then prevailing, may result in significant changes in the value of Farmer Mac's investment securities. For example, the current market values for the auction-rate certificates and GSE subordinated debt held by Farmer Mac are significantly below their amortized cost due to widening credit spreads after purchase. As of December 31, 2013, the fair values of Farmer Mac's auction-rate certificates and GSE subordinated debt were $65.3 million and $63.4 million, respectively, compared to Farmer Mac's amortized cost of $74.1 million and $70.0 million, respectively, for each of these classes of investment securities.

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

If Farmer Mac decides to sell securities in its investment portfolio, the price ultimately realized will depend on the demand and liquidity in the market at the time of sale. Farmer Mac's inability to sell the securities in its investment portfolio at or above their estimated fair values could adversely affect Farmer Mac's business, operating results, financial condition, and capital levels.

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

Any failure, interruption, or breach in Farmer Mac's information systems or technology, including the occurrence of successful cyber incidents or a deficiency in Farmer Mac's cyber security, could result in a loss of business, damage to Farmer Mac's reputation, the disclosure or misuse of confidential or proprietary information, or increased costs or liability to Farmer Mac, which could adversely affect Farmer Mac's business, operating results, or financial condition.

Farmer Mac relies heavily on information systems and other technology, including from third parties, to conduct and manage its business operations.  As Farmer Mac's reliance on technology has increased, so have the risks posed to its systems, including the effect of events that would threaten the confidentiality, integrity, or availability of Farmer Mac's information resources, known as cyber incidents. Farmer Mac has undertaken remedial measures and devotes significant resources to regularly implement, maintain, and upgrade its information systems and network with backup systems and other safeguards (including a business continuity plan) to diminish these risks and risks that Farmer Mac's information system and network assets could be used to unlawfully gain access to third-party network systems. However, Farmer Mac may not be able to prevent, address on a timely and adequate basis, or fully mitigate the negative effects of any failure or interruption of Farmer Mac's information systems or network, including these backup systems and safeguards, on Farmer Mac's business, operating results, or financial condition. A failure or interruption in any of Farmer Mac's information systems, backup infrastructure, or other technology could result in a disruption or malfunction of its operations, which could adversely affect Farmer Mac's ability to do business with its approved lenders or other counterparties, result in financial loss, or cause damage to Farmer Mac's reputation.

The secure transmission, processing, and storage of Farmer Mac's approved lenders' and other counterparties' confidential, proprietary, and other information through online and network systems and applications is instrumental to Farmer Mac's operations. Any action that results in unauthorized access to Farmer Mac's information systems and networks by third parties, including through computer viruses, malicious code, cyber-attacks, or other information security breaches, could disrupt Farmer Mac's operations, corrupt its data, or result in the misappropriation, unauthorized release, loss, or destruction of the confidential, proprietary, or other information of its approved lenders and other counterparties. Similar to many other financial institutions, Farmer Mac faces regular attempts by third parties to gain unauthorized access to its systems, though Farmer Mac is not aware of any actual breaches of its network or underlying databases by unauthorized third parties. However, if such an event were to occur, Farmer Mac could consequently experience operational interruption, damage to its reputation, loss of business, legal liability, or increased costs from private data exposure, which could adversely affect Farmer Mac's business, operating results, or financial condition.

If Farmer Mac's management of risk associated with its eligible loan assets and investment securities is not effective, its business, operating results, financial condition, and capital levels could be materially adversely affected.

Events in the financial markets since 2008 leading to heightened volatility and tightened liquidity and credit have challenged financial institutions, including Farmer Mac, to adapt and further develop profitability and risk management models adequate to address a wider range of possible market developments.  Farmer Mac's techniques and strategies may not be effective in mitigating its risk exposure in all economic market environments or against all types of risk, including risks that Farmer Mac fails to identify or anticipate.  Some of Farmer Mac's qualitative tools and metrics for managing risk are based upon its use of observed historical market behavior.  Farmer Mac applies statistical and other tools to these observations to quantify its risks.  These tools and metrics may fail to predict future or unanticipated risk.  Such failures could, for example, arise from factors Farmer Mac did not anticipate or correctly evaluate in its models.  In addition, Farmer Mac's quantified modeling does not take into account all risks.  Farmer Mac's more qualitative approach to managing those risks could prove insufficient, exposing it to material unanticipated losses.  The inability of Farmer Mac to effectively identify and manage the risks inherent in its business could have a material adverse effect on its business, operating results, financial condition, and capital levels.

Farmer Mac's ability to repay its obligations and/or raise capital through issuances of debt or equity may be adversely affected by the sale of certain assets to, and the operating results of, its subsidiary Farmer Mac II LLC.

In January 2010, Farmer Mac contributed substantially all of its USDA Guarantees line of business to Farmer Mac II LLC, including USDA Securities in an aggregate principal amount of $1.1 billion and the primary intangible assets related to the operation of that line of business.  As a result, the assets of Farmer Mac II LLC are no longer directly available to satisfy the claims of Farmer Mac's creditors or stockholders.  In the event of an insolvency, bankruptcy, liquidation, reorganization, dissolution, or winding-up of Farmer Mac II LLC, Farmer Mac, as the holder of the common equity interest, may lose all or some of its investment in Farmer Mac II LLC, which event likely would adversely affect Farmer Mac's ability to raise capital, issue new debt, and repay outstanding debt as it comes due.  Because Farmer Mac is also a creditor to Farmer Mac II LLC, the value of Farmer Mac II LLC's assets may be insufficient to repay amounts due to Farmer Mac, which also could adversely affect Farmer Mac's ability to raise capital, issue new debt, and repay outstanding debt as it comes due.  In addition, the ability of Farmer Mac II LLC to successfully operate the USDA Guarantees line of business will impact its ability to pay dividends on the common equity interest owned by Farmer Mac.  If Farmer Mac II LLC cannot pay dividends to Farmer Mac or repay or refinance obligations owed to Farmer Mac, Farmer Mac's liquidity and ability to raise additional capital also may be adversely affected, which could adversely affect Farmer Mac's operating results and financial condition.

The trading price for Farmer Mac's Class C non-voting common stock may be volatile due to market influences, trading volume, or the effects of equity awards for Farmer Mac's officers, directors, and employees.
The trading price of Farmer Mac's Class C non-voting common stock has at times experienced substantial price volatility and may continue to be volatile. For example, from January 2013 to December 2013, the price of the stock ranged from $26.96 per share to $37.72 per share. The trading price may fluctuate in response to various factors, including short sales, hedging, or stock market influences in general that are unrelated to Farmer Mac's operating performance. In addition, as a component of compensation for officers, directors, and employees, Farmer Mac typically grants equity awards each year that are based on the Class C non-voting common stock, including stock appreciation rights and restricted stock that vest over time or upon the achievement of specified performance goals. Sales of stock acquired upon vesting or the exercise of equity awards by Farmer Mac's officers, directors, or employees, whether pursuant to an established trading plan or otherwise, could adversely affect the trading price of Farmer Mac's Class C non-voting common stock. These factors may be exacerbated during periods of low trading volume for Farmer Mac's Class C non-voting common stock, which averaged approximately 30,000 shares daily during 2013, and may have a prolonged negative effect on its trading price or increase price volatility.

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

A few stockholders who own large amounts of Farmer Mac voting common stock may seek to influence Farmer Mac's business, strategy, or board composition, and the interests of these stockholders may differ from the interests of Farmer Mac or other holders of Farmer Mac's common stock.
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
Many holders of Farmer Mac's voting common stock are rural lenders that may compete directly with each other. At times, some of these voting stockholders may also view Farmer Mac as an indirect competitor because Farmer Mac's secondary market activities often provide attractive funding and effective risk management tools that help many lenders compete in the origination of eligible rural loans. So long as Farmer Mac's Class A and Class B voting common stock is highly concentrated in a small number of institutions, there is the potential that these institutions will seek to influence Farmer Mac's business, strategy, or board composition in a way that may not be in the best interests of either Farmer Mac or all other stockholders. Furthermore, the interests of the holders of Farmer Mac's Class A and Class B voting common stock may not be fully aligned with each other or the interests of Farmer Mac's Class C non-voting common stockholders, and this could lead to a strategy that is not in the best interests of Farmer Mac or all of its stockholders. The holders of Farmer Mac's Class A voting common stock and the holders of Farmer Mac's Class B voting common stock each have the right to elect one third of the membership of Farmer Mac's Board. Accordingly, each of these stockholder classes has the potential to significantly influence Farmer Mac's business and strategy in a manner that may not be in the best interests of all stockholders.
Any of the risks described in this section could materially and adversely affect Farmer Mac's business, operating results, financial condition, capital levels, and future earnings.  For additional discussion about Farmer Mac's risk management, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management" in Item 7 of this Annual Report on Form 10-K.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Farmer Mac maintains its principal office at 1999 K Street, N.W., 4th Floor, Washington, D.C. 20006, under the terms of a sublease that began on October 1, 2011 and ends on August 30, 2024. Farmer Mac also maintains an office located at 5408 NW 88th Street, Suite 120, Johnston, Iowa 50131, under the terms of a lease that began on July 1, 2013 and ends on June 30, 2018. Farmer Mac's offices are suitable and adequate for its current and currently anticipated needs.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)Farmer Mac has three classes of common stock outstanding: Class A voting common stock, Class B voting common stock, and Class C non-voting common stock.  Ownership of Class A voting common stock is restricted to banks, insurance companies, and other financial institutions or similar entities that are not institutions of the FCS.  Ownership of Class B voting common stock is restricted to institutions of the FCS.  There are no ownership restrictions on the Class C non-voting common stock.  Under the terms of the original public offering of the Class A and Class B voting common stock, Farmer Mac reserved the right to redeem at book value any shares of either class held by an ineligible holder.

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

As of March 3, 2014, there were 1,094 registered owners of the Class A voting common stock, 81 registered owners of the Class B voting common stock, and 1,020 registered owners of the Class C non-voting common stock.

The information below represents the high and low closing sales prices for shares of both the Class A and Class C common stock for the periods indicated below, as reported by the New York Stock Exchange:

	Sales Prices
	Class A Stock		Class C Stock
	High	Low	High	Low
	(per share)
2014
First quarter (through March 3, 2014)	$28.55	$22.41	$32.96	$29.36
2013
Fourth quarter	$32.33	$26.49	$36.04	$32.78
Third quarter	32.50	25.98	35.65	29.04
Second quarter	27.75	21.80	32.19	26.96
First quarter	29.50	23.36	37.72	30.79
2012
Fourth quarter	$28.88	$19.75	$34.58	$25.76
Third quarter	21.47	17.52	27.36	23.71
Second quarter	20.51	17.28	26.51	20.55
First quarter	18.33	11.35	22.70	18.01

The dividend rights of all three classes of Farmer Mac's common stock are the same, and dividends may be paid on common stock only when, as, and if declared by Farmer Mac's board of directors in its sole discretion, subject to compliance with applicable capital requirements and payment of dividends on any outstanding preferred stock.  From first quarter 2009 through fourth quarter 2011, Farmer Mac paid a quarterly dividend of $0.05 per share on all classes of Farmer Mac's common stock.  On February 2, 2012, Farmer Mac's board of directors declared a quarterly dividend of $0.10 per share on Farmer Mac's common stock payable for first quarter 2012, which increased the quarterly dividend rate to the level paid prior to 2009. That dividend rate was paid quarterly through fourth quarter 2012. On February 6, 2013, Farmer Mac's board of directors declared a quarterly dividend of $0.12 per share on Farmer Mac's common stock payable for first quarter 2013. That dividend rate was paid quarterly through fourth quarter 2013. On February 6, 2014, Farmer Mac's board of directors declared a quarterly dividend of $0.14 per share on Farmer Mac's common stock payable on March 31, 2014. Farmer Mac expects to continue to pay comparable quarterly cash dividends for the foreseeable future, subject to the outlook and indicated capital needs of Farmer Mac and the determination of the board of directors. Farmer Mac's ability to pay dividends on its common stock is subject to the payment of dividends on its outstanding preferred stock.  Farmer Mac's ability to declare and pay dividends could also be restricted if it were to fail to comply with applicable capital requirements.  See "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards." In addition, the FCA recently adopted a rule that requires Farmer Mac to provide FCA with 15 days' advance notice of certain capital distributions. See "Management's Discussion and Analysis—Regulatory Matters."

Information about securities authorized for issuance under Farmer Mac's equity compensation plans appears under "Equity Compensation Plans" in Farmer Mac's definitive proxy statement to be filed on or about April 25, 2014.  That portion of the definitive proxy statement is incorporated by reference into this Annual Report on Form 10-K.

Farmer Mac is a federally chartered instrumentality of the United States, and its common stock is exempt from registration under Section 3(a)(2) of the Securities Act.  One type of transaction related to Farmer Mac common stock occurred during fourth quarter 2013 that was not registered under the Securities Act and not otherwise reported on a Current Report on Form 8-K:

•
On October 11, 2013, pursuant to Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 192 shares of its Class C non-voting common stock to the five directors who elected to receive such stock in lieu of a portion of their cash retainers.  The number of shares issued to the directors was calculated based on a price of $33.38 per share, which was the closing price of the Class C non-voting common stock on September 30, 2013, the last business day of the third quarter, as reported by the New York Stock Exchange.

Performance Graph.  The following graph compares the performance of Farmer Mac's Class A voting common stock and Class C non-voting common stock with the performance of the New York Stock Exchange Composite Index (the "NYSE Comp") and the Standard & Poor's 500 Diversified Financials Index (the "S&P 500 Div Fin") over the period from December 31, 2008 to December 31, 2013.  The graph assumes that $100 was invested on December 31, 2008 in each of:  Farmer Mac's Class A voting common stock; Farmer Mac's Class C non-voting common stock; the NYSE Comp; and the S&P 500 Div Fin.  The graph also assumes that all dividends were reinvested into the same securities throughout the past five years.  Farmer Mac obtained the information contained in the performance graph from SNL Financial.

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

(b)	Not applicable.

(c)	Farmer Mac did not repurchase any shares of its common stock during 2013, 2012, or 2011.

Item 6.	Selected Financial Data

The selected consolidated financial data presented below is summarized from Farmer Mac's consolidated balance sheet data as of December 31, 2013 and the five-year period then ended, as well as selected results of operations data for the five-year period then ended.  This data should be reviewed in conjunction with the audited consolidated financial statements and related notes and with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.

	As of December 31,
Summary of Financial Condition:	2013	2012	2011	2010	2009
	(dollars in thousands)
Cash and cash equivalents	$749,313	$785,564	$817,046	$729,920	$654,794
Investment securities	2,484,075	2,499,629	2,184,490	1,763,329	1,131,895
Farmer Mac Guaranteed Securities	5,091,600	4,766,258	4,289,272	2,907,264	3,398,996
USDA Securities (1)	1,612,013	1,590,783	1,491,905	1,317,444	—
Loans, net	3,193,248	2,729,774	2,894,156	2,558,599	753,720
Total assets	13,361,780	12,622,201	11,883,508	9,479,914	6,138,813
Notes payable:
Due within one year	7,338,781	6,567,366	6,087,879	4,509,419	3,662,898
Due after one year	5,001,169	5,034,739	4,104,882	3,430,656	1,908,713
Total liabilities	12,787,311	12,029,239	11,328,975	9,001,037	5,798,406
Mezzanine equity	—	—	—	—	144,216
Stockholders' equity	332,616	351,109	312,680	237,024	196,191
Non-controlling interest - preferred stock	241,853	241,853	241,853	241,853	—
Selected Financial Ratios:
Return on average assets (2)	0.55%	0.36%	0.13%	0.28%	1.46%
Return on average common equity (3)	25.30%	16.00%	6.34%	13.88%	113.70%
Average equity to assets (4)	2.63%	2.71%	2.57%	2.77%	1.88%
Average total equity to assets (5)	4.49%	4.68%	4.84%	5.25%	4.45%

(1)	Prior to 2010, USDA Securities were included in Farmer Mac Guaranteed Securities.

(2)	Calculated as net income attributable to common stockholders divided by the simple average of beginning and ending total assets.

(3)	Calculated as net income attributable to common stockholders divided by the simple average of beginning and ending stockholders' equity, net of preferred stock, at redemption value.

(4)	Calculated as the simple average of beginning and ending stockholders' equity divided by the simple average of beginning and ending total assets.

(5)
Calculated as the simple average of beginning and ending mezzanine equity, stockholders' equity and non-controlling interest - preferred stock divided by the simple average of beginning and ending total assets.

	For the Year Ended December 31,
Summary of Operations:	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Interest Income:
Net interest income after provision for loan losses	$98,603	$118,289	$120,695	$94,150	$83,055
Non-interest income/(loss):
Guarantee and commitment fees	26,958	24,963	24,821	24,091	31,805
Gains/(losses) on financial derivatives, hedging activities and trading assets	30,945	(19,522)	(89,190)	(11,889)	64,570
Other-than-temporary impairment losses	—	—	—	—	(3,994)
Gains on asset sales and debt repurchases	2,113	18	269	266	4,934
Gains on the repurchase of debt	1,462	—	—	—	—
Gains on the sale of real estate owned	1,236	878	974	10	—
Lower of cost or fair value adjustment on loans held for sale	—	(5,943)	8,887	(8,748)	(139)
Other income	3,057	3,341	6,850	1,244	1,578
Non-interest income/(loss)	65,771	3,735	(47,389)	4,974	98,754
Non-interest expense	33,107	30,908	28,659	32,627	29,692
Income before income taxes	131,267	91,116	44,647	66,497	152,117
Income tax expense	33,752	22,156	5,797	13,797	52,517
Net income	97,515	68,960	38,850	52,700	99,600
Less: Net income attributable to non-controlling interest - preferred stock dividends	(22,187)	(22,187)	(22,187)	(20,707)	—
Preferred stock dividends	(3,495)	(2,879)	(2,879)	(4,129)	(17,302)
Loss on retirement of preferred stock	—	—	—	(5,784)	—
Net income attributable to common stockholders	$71,833	$43,894	$13,784	$22,080	$82,298
Allowance for Losses Activity:
Provision for/(release of) losses	$448	$1,875	$(2,347)	$4,310	$5,242
Net charge-offs/(recoveries)	4,004	2,501	252	(1,618)	7,490
Ending balance	13,334	16,890	17,516	20,115	14,187
Earnings Per Common Share and Dividends:
Basic earnings per common share	$6.64	$4.19	$1.32	$2.16	$8.12
Diluted earnings per common share	6.41	3.98	1.28	2.08	8.04
Common stock dividends per common share	0.48	0.40	0.20	0.20	0.20
Regulatory Capital:
Statutory minimum capital requirement	$398,531	$374,037	$348,649	$300,996	$216,959
Core capital	590,671	518,993	475,163	460,602	337,153
Excess capital	192,140	144,956	126,514	159,606	120,194

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial information included in this report is consolidated to include the accounts of Farmer Mac and its two subsidiaries – Farmer Mac Mortgage Securities Corporation and Farmer Mac II LLC. Farmer Mac II LLC is a Delaware limited liability company that operates substantially all of Farmer Mac's USDA Guarantees line of business – primarily the acquisition of USDA Securities. The business operations of Farmer Mac II LLC began in January 2010. Since then, Farmer Mac has operated only that part of the USDA Guarantees line of business that involves the issuance of Farmer Mac Guaranteed Securities backed by USDA Securities to investors other than Farmer Mac or Farmer Mac II LLC. Although Farmer Mac II LLC may issue securities in these transactions, Farmer Mac II LLC does not guarantee any USDA

Securities it holds or any Farmer Mac Guaranteed Securities issued by Farmer Mac or Farmer Mac II LLC.

This discussion and analysis of financial condition and results of operations should be read together with Farmer Mac's consolidated financial statements and the related notes to the consolidated financial statements for the fiscal years ended December 31, 2013, 2012, and 2011.

Overview

At the end of 2013, Farmer Mac's outstanding program volume and core earnings reached record levels, and asset quality remained high. Spread compression on new Farm & Ranch loan purchases, which has been continuing for the past several years, stabilized in the second half of 2013 and showed modest expansion in the fourth quarter. Farmer Mac also increased the amount of its Tier 1 capital during 2013 and finished the year with a significant amount of total equity capital, aided by strong earnings and the issuance of $60.0 million of Tier 1-eligible, non-cumulative perpetual preferred stock in January 2013. Farmer Mac is prepared to build on these positive results, while remaining committed to delivering stockholder value and fulfilling its mission. Farmer Mac believes that its financial condition and earnings outlook remain strong, as indicated by the recent increase in the quarterly dividend declared on all three classes of common stock.

During the year, Farmer Mac added $3.1 billion of new business volume, which included purchases of AgVantage securities in an aggregate amount of $1.3 billion under the Farm & Ranch and Rural Utilities lines of business and purchases of Farm & Ranch loans in an aggregate amount of $824.9 million. This amount of Farm & Ranch loan purchases is 45 percent higher than the $570.3 million purchased in 2012 and 66 percent higher than the $495.5 million purchased in 2011. Taking into account maturities and paydowns on existing assets, this new business increased the aggregate outstanding amount of business volume to $14.0 billion as of December 31, 2013, compared to $13.0 billion as of December 31, 2012, and $11.9 billion as of December 31, 2011.

Farmer Mac's GAAP net income attributable to common stockholders for 2013 was $71.8 million, compared to net income of $43.9 million and $13.8 million, respectively, for 2012 and 2011. While non-GAAP core earnings grew steadily over these periods, the sharp increases in Farmer Mac's GAAP net income in each of these years were mostly due to the effects of fair value changes on financial derivatives and hedged assets. In 2013, acceleration of the amortization of premiums for certain Rural Utilities loans that were consolidated at fair value and that were recast into new loan products in the fourth quarter of the year partially offset the increase in GAAP net income.

Farmer Mac's non-GAAP core earnings for 2013 were a record $54.9 million, compared to $49.6 million in 2012 and $42.9 million in 2011. Farmer Mac's net effective spread was $105.3 million (86 basis points) in 2013, compared to $106.6 million (95 basis points) in 2012 and $89.4 million (96 basis points) in 2011. While the spreads on new Farm & Ranch loans added during the second half of 2013 stabilized and were at levels that met or exceeded current average net effective spreads as of December 31, 2013, repayments of existing Farm & Ranch loans with higher historical spreads relative to the new Farm & Ranch loans added in 2013, combined with the effect of refinancing existing floating rate assets at higher costs, were the primary drivers of the decrease in net effective spread in 2013. Reinvestment of maturing AgVantage securities at lower market spreads also contributed to the decrease in net effective spread in 2013. For more information on Farmer Mac's use of core earnings, a non-GAAP measure, see "— Results of Operations."

The loans included in Farmer Mac's three lines of business continued to perform well during 2013. As of December 31, 2013, Farmer Mac's 90-day delinquencies in the Farm & Ranch line of business were $28.3 million (0.55 percent of the non-AgVantage Farm & Ranch portfolio), down from $33.3 million (0.70 percent) as of December 31, 2012, and down from $40.6 million (0.93 percent) as of December 31, 2011. As 2013 progressed, the drought conditions experienced in the Midwest and Great Plains during 2012 that had caused significant deterioration in the yields of feed grains were relieved and ultimately had no measurable impact on the credit quality of Farmer Mac's portfolio. Farmer Mac continues to monitor the effects of a persistent drought affecting certain western regions in the United States that worsened over the course of 2013 and remains significant in early 2014. As of December 31, 2013, this drought has had no measurable impact on the credit quality of Farmer Mac's portfolio. Farmer Mac believes that it generally remains well-collateralized on its exposures in drought areas.

When analyzing the overall risk profile of its entire portfolio, Farmer Mac takes into account more than the loan delinquency percentages in its Farm & Ranch line of business. Farmer Mac's portfolio also includes AgVantage securities and rural utilities loans, neither of which had any delinquencies as of December 31, 2013, and USDA Securities, which are backed by the full faith and credit of the United States. Across Farmer Mac's three lines of business, 90-day delinquencies represented 0.20 percent of total business volume as of December 31, 2013, compared to 0.26 percent as of December 31, 2012 and 0.34 percent as of December 31, 2011.

As of December 31, 2013, Farmer Mac's core capital of $590.7 million exceeded its minimum capital requirement of $398.5 million by $192.2 million. As noted, Farmer Mac issued $60.0 million of non-cumulative perpetual preferred stock (Series A Preferred Stock) in January 2013 and used the proceeds to redeem and retire all $57.6 million of its outstanding Series C Preferred Stock. See "— Outlook" for further discussion about the opportunities that Farmer Mac foresees for future business growth.

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

Allowance for Losses

Farmer Mac maintains an allowance for losses to cover estimated probable losses incurred as of the balance sheet date on loans held for investment ("allowance for loan losses") and loans that underlie off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs ("reserve for losses") based on available information. Farmer Mac Guaranteed Securities do not include AgVantage securities with regard to the allowance for losses discussion. For purposes of this accounting policy, the allowance for loan losses and the reserve for losses are described collectively as the "allowance for losses" because the estimation methodology is identical for loans that are held for investment and for loans that underlie off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs.   Disaggregation by commodity type is performed, where appropriate, in analyzing the need for an allowance for losses.

The allowance for loan losses is increased through periodic provisions for loan losses that are charged against net interest income and the reserve for losses is increased through provisions for losses that are charged to non-interest expense. Both the allowance for loan losses and reserve for losses are reduced by charge-offs for actual losses, net of recoveries.  Charge-offs represent losses on the outstanding principal balance, any interest payments previously accrued or advanced, and expected costs of liquidation.  Negative provisions, or releases of allowance for losses, are recorded in the event that the estimate of probable losses as of the end of a period is lower than the estimate at the beginning of the period.

The total allowance for losses consists of a general allowance for losses and a specific allowance for individually identified impaired loans.

General Allowance for Losses

Farm & Ranch

Farmer Mac's methodology for determining its general allowance for losses incorporates Farmer Mac's automated loan classification system.  That system scores loans based on criteria such as historical repayment performance, indicators of current financial condition, loan seasoning, loan size, and loan-to-value ratio.  For purposes of the loss allowance methodology, the loans in Farmer Mac's portfolio of loans and loans that underlie off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs have been scored and classified for each calendar quarter since first quarter 2000.  The allowance methodology captures the migration of loan scores across concurrent and overlapping three-year time horizons and calculates loss rates separately within each loan classification for (1) loans held for investment and (2) loans that underlie off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs.  The calculated loss rates are applied to the current classification distribution of unimpaired loans in Farmer Mac's portfolio to estimate probable losses, on the assumption that the historical credit losses and trends used to calculate loss rates will continue in the future.  Management evaluates this assumption by taking into consideration various factors, including:

•	economic conditions;

•	geographic and agricultural commodity/product concentrations in the portfolio;

•	the credit profile of the portfolio;

•	delinquency trends of the portfolio;

•	historical charge-off and recovery activities of the portfolio; and

•	other factors to capture current portfolio trends and characteristics that differ from historical experience.

Management believes that this methodology produces a reasonable estimate of probable losses, as of the balance sheet date, for all loans included in the Farm & Ranch line of business, including loans held for investment and loans that underlie off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs.

Rural Utilities

Farmer Mac separately evaluates the rural utilities loans it holds for investment to estimate any probable losses inherent in those assets. Farmer Mac has not provided an allowance for losses for the portfolio segment related to the Rural Utilities program based on the credit quality of the collateral supporting rural utilities assets.

Specific Allowance for Impaired Loans

Farmer Mac individually analyzes certain loans in its portfolio for impairment.  Farmer Mac's individually impaired loans generally include loans 90 days or more past due, in foreclosure, restructured, in bankruptcy, and certain performing loans that have previously been delinquent or are secured by real estate that produces agricultural commodities or products that are currently under stress.

For individually identified impaired loans with an updated appraisal, other updated collateral valuation, or management's estimate of discounted collateral value, this analysis compares the measurement of the fair value of the collateral to the total recorded investment in the loan. The total recorded investment in the loan includes principal, interest, and advances, net of any charge-offs.  In the event that an individually analyzed loan's collateral value does not equal or exceed its total recorded investment, Farmer Mac provides a specific allowance for loss in the amount of the difference between the recorded investment and fair value, less estimated costs to liquidate the collateral. Estimated selling costs are based on historical selling costs incurred by Farmer Mac or management's best estimate of selling costs for a particular property.  For individually identified impaired loans without updated valuations, this analysis is performed in the aggregate considering similar risk characteristics of the loans and historical statistics. Farmer Mac considers appraisals that are more than two years old as of the reporting date not to be updated for purposes of individually analyzing loans.

Farmer Mac uses a risk-based approach in determining the necessity of obtaining updated appraisals on impaired loans. For example, larger exposures associated with highly improved and specialized collateral will generally receive updated appraisals once the loans are identified as impaired. In addition, updated appraisals are always obtained during the foreclosure process.  Depending on the risk factors associated with the loan and underlying collateral, which can vary widely depending on the circumstances of the loan and collateral, this can occur early in the foreclosure process, while in other instances this may occur just prior to the transfer of title.  As part of its routine credit review process, Farmer Mac often will exercise judgment in discounting an appraised value due to local real estate trends or the condition of the property (e.g., following an inspection by Farmer Mac or the servicer).  In addition, a property appraised value may be discounted based on the market's reaction to Farmer Mac's asking price for sale of the property.

Further information regarding the allowance for losses is included in "—Risk Management—Credit Risk – Loans and Guarantees" and Note 2(j) to the consolidated financial statements.

Fair Value Measurement

A significant portion of Farmer Mac's assets consists of financial instruments that are measured at fair value in the consolidated balance sheets.  For financial instruments that are complex in nature or for which observable inputs are not available, the measurement of fair value requires management to make significant judgments and assumptions.  These judgments and assumptions, as well as changes in market conditions, may have a material impact on the consolidated balance sheets and statements of operations.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price) and establishes a hierarchy for ranking fair value measurements.  In determining fair value, Farmer Mac uses various valuation approaches, including market and income approaches.  The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  When available, the fair value of Farmer Mac's financial instruments is based on quoted market prices, valuation techniques that use observable market-based inputs, or unobservable inputs that are corroborated by market data.  Pricing information obtained from third parties is internally validated for reasonableness prior to use in the consolidated financial statements.

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

Farmer Mac's assets and liabilities presented at fair value in the consolidated balance sheets on a recurring basis include investment securities, Farmer Mac Guaranteed Securities, USDA Securities, and financial derivatives.  The changes in fair value from period to period are recorded either in the consolidated statements of comprehensive income as other comprehensive (loss)/income, net of tax or in the consolidated statements of operations as gains/(losses) on financial derivatives and hedging activities or gains/(losses) on trading assets.

The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.  The hierarchy gives highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The hierarchy has the following three levels to classify fair value measurements:

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

As of December 31, 2013, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $6.8 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 51 percent of total assets and 73 percent of financial instruments measured at fair value as of December 31, 2013.

Assets underlying (or, in the case of USDA Securities, consisting of) these financial instruments measured as level 3 primarily include the following:

Type of Financial Instrument	Underlying Assets
Farm & Ranch Guaranteed Securities	General obligations of various issuers that are secured by agricultural real estate loans eligible under the standards for the Farm & Ranch line of business.

Farmer Mac Guaranteed USDA Securities	Portions of loans guaranteed by the USDA pursuant to the Consolidated Farm Rural Development Act.

USDA Securities	Portions of loans guaranteed by the USDA pursuant to the Consolidated Farm Rural Development Act.

Rural Utilities Guaranteed Securities	General obligations of issuers (currently only CFC) that are secured by rural utilities loans eligible under the standards for the Rural Utilities line of business.

Auction-rate certificates ("ARCs")	Guaranteed student loans that are backed by the full faith and credit of the United States.

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

For debt securities, if management does not intend to sell the security and it is not more likely than not that it will be required to sell the security before anticipated recovery, Farmer Mac determines whether a credit loss exists.  Many factors considered in this determination involve significant judgment, including recent events specific to the issuer or the related industry, changes in external credit ratings, the severity and duration of the impairment, recoveries or additional declines in fair value subsequent to the balance sheet date, and other relevant information related to the collectability of the security.  If Farmer Mac determines that the present value of the cash flows likely to be collected from the security is greater than the amortized cost basis of the security, the impairment is deemed to be temporary.  Conversely, if the present value of the cash flows likely to be collected is less than the amortized cost basis of the security, a credit loss is deemed to have occurred and the security is deemed to be other-than-temporarily impaired and the amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income, net of tax.

Results of Operations

Farmer Mac's GAAP net income attributable to common stockholders for 2013 was $71.8 million or $6.41 per diluted common share, compared to $43.9 million or $3.98 per diluted common share for 2012, and $13.8 million or $1.28 per diluted common share for 2011.

Farmer Mac's non-GAAP core earnings were $54.9 million or $4.90 per diluted share in 2013, compared to $49.6 million or $4.51 per diluted share in 2012, and $42.9 million or $3.97 per diluted common share in 2011.

Farmer Mac uses core earnings to measure corporate economic performance and develop financial plans because, in management's view, core earnings is a useful alternative measure in understanding Farmer Mac's economic performance, transaction economics, and business trends.  Core earnings principally differs from GAAP net income by excluding the effects of fair value accounting guidance, which are not expected to have a cumulative net impact on GAAP earnings if the related financial instruments are held to maturity, as is generally expected. Core earnings also differs from GAAP net income by excluding specified infrequent or unusual transactions that Farmer Mac believes are not indicative of future operating results and that may not reflect the trends and economic financial performance of Farmer Mac's core business. This non-GAAP financial measure may not be comparable to similarly labeled non-GAAP financial measures disclosed by other companies. Farmer Mac's disclosure of this non-GAAP measure is intended to be supplemental in nature, and is not meant to be considered in isolation from, as a substitute for, or as more important than, the related financial information prepared in accordance with GAAP.

A reconciliation of Farmer Mac's GAAP net income attributable to common stockholders to core earnings is presented in the following table, and the adjustments are described in more detail below the table:

Table 1

Reconciliation of GAAP Net Income Attributable to Common Stockholders to Core Earnings
	For the Years Ended December 31,
	2013	2012	2011
	(in thousands, except per share amounts)
GAAP net income attributable to common stockholders	$71,833	$43,894	$13,784
Less the after-tax effects of:
Unrealized gains/(losses) on financial derivatives and hedging activities	29,368	4,325	(30,930)
Unrealized (losses)/gains on trading assets	(533)	200	2,246
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value (1)	(12,467)	(7,266)	(3,692)
Net effects of settlements on agency forward contracts	573	856	(2,523)
Lower of cost or fair value adjustment on loans held for sale	—	(3,863)	5,776
Sub-total	16,941	(5,748)	(29,123)
Core earnings	$54,892	$49,642	$42,907

Composition of Core Earnings:
Revenues:
Net effective spread	$105,251	$106,557	$89,419
Guarantee and commitment fees	27,922	26,622	28,090
Other	3,421	501	(662)
Total revenues	136,594	133,680	116,847

Credit related (income)/expenses:
Provisions for/(release of) losses	448	1,875	(2,347)
REO operating expenses	423	134	823
Gains on sale of REO	(1,236)	(878)	(974)
Total credit related (income)/expenses	(365)	1,131	(2,498)

Operating expenses:
Compensation & employee benefits	17,817	19,186	17,884
General & Administrative	11,563	11,123	9,732
Regulatory fees	2,375	2,281	2,277
Total operating expenses	31,755	32,590	29,893

Net earnings	105,204	99,959	89,452
Income taxes	24,630	25,251	21,479
Non-controlling interest	22,187	22,187	22,187
Preferred stock dividends	3,495	2,879	2,879
Core earnings	$54,892	$49,642	$42,907

Core earnings per share:
Basic	$5.07	$4.74	$4.15
Diluted	4.90	4.51	3.97
Weighted-average shares:
Basic	10,816	10,479	10,335
Diluted	11,209	11,019	10,802

(1)	Includes $10.3 million related to the acceleration of premium amortization in fourth quarter 2013 due to significant refinancing activity in the Rural Utilities line of business.

Farmer Mac excludes the after-tax effect of unrealized gains and losses resulting from changes in the fair values of financial derivatives and hedging activities from core earnings. As of December 31, 2013, the cumulative fair value of after-tax losses recorded on financial derivatives was $36.4 million.  Over time, Farmer Mac will realize in earnings the net effect of the cash settlements on its interest rate swap contracts, which will on its own produce either income or expense, but is expected to generate positive net effective spread when combined with the interest received and paid on the assets and liabilities Farmer Mac holds on its balance sheet.  Any positive net effective spread would continue to build retained earnings and capital over time.

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

Also in 2010, Farmer Mac contributed substantially all of the assets, in excess of $1.1 billion, comprising the USDA Guarantees line of business to a subsidiary, Farmer Mac II LLC.  The contributed assets included securities that were designated as either available-for-sale or trading, depending on whether a fair value option election had been made previously. Farmer Mac transferred these assets at their fair value, which resulted in an unamortized premium of $39.1 million being recorded by Farmer Mac II LLC. This premium is being amortized into interest income over the estimated remaining lives of the USDA Securities that were transferred.

At the time of transfer, Farmer Mac had after-tax unrealized gains of $7.0 million recorded in accumulated other comprehensive income related to changes in the fair value of the contributed securities designated as available-for-sale. These gains are being amortized into other income based on the estimated remaining lives of the related USDA Securities. On a consolidated basis, the amortization of these gains will offset the premium amortization on the contributed securities designated as available-for-sale.

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

The after-tax net effect of the amortization of the premiums, discounts, and deferred gains described above are shown as amortization of premiums, discounts, and deferred gains on assets consolidated at fair value in the table above. Farmer Mac excludes these items from core earnings because they are not expected to have an economic effect on Farmer Mac's financial performance if the assets are held to maturity, as is generally expected. As of December 31, 2013, $25.2 million of these premiums and $5.5 million of discounts were still outstanding and $1.7 million of after-tax gains remained deferred in accumulated other comprehensive income.

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

Net Interest Income.  Net interest income was $98.1 million for 2013, $122.0 million for 2012, and $121.3 million for 2011. The decrease in net interest income in 2013 compared to 2012 was primarily attributable to lower net effective spread that resulted from repayments of Farm & Ranch loans that had higher historical spreads and the acceleration of amortization of $15.9 million in premiums associated with certain Rural Utilities loans that were recast into other loan products in fourth quarter 2013. In addition, reduced interest income on Farmer Mac Guaranteed Securities resulting from the designation of certain interest rate swaps in fair value hedge relationships during third quarter 2012 for which the interest settlements are recorded in margin, reduced net interest income in 2013. The interest rate swaps are used to hedge against the risk of changes in fair values of certain AgVantage securities due to changes in the designated benchmark interest rate (i.e., LIBOR). The accrual of the contractual amounts due on these interest rate swaps is included as an adjustment to the yield of the hedged items and is reported in interest income for 2013, but only for the second half of 2012, when the related hedge designation became effective. The overall net interest yield was 79 basis points for the year ended December 31, 2013, compared to 105 basis points and 120 basis points for the years ended December 31, 2012 and 2011, respectively.

The following table provides information regarding interest-earning assets and funding for the years ended December 31, 2013, 2012, and 2011.  The average balance of non-accruing loans is included in the average balance of loans, Farmer Mac Guaranteed Securities, and USDA Securities presented, though the related income is accounted for on a cash basis.  Therefore, as the average balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly.  The average balance of loans in consolidated trusts with beneficial interests owned by third parties is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities.  The interest income and expense associated with these trusts are shown in the net effect of consolidated trusts.  The average rate earned on cash and investments reflects lower short-term market rates during 2013 compared to 2012 and 2011.  The lower average rate on loans, Farmer Mac Guaranteed Securities, and USDA Securities during 2013 is due to the decline in market rates reflected in the rates on loans acquired or reset during the past year and the effect of designating certain interest rate swaps in fair value hedge relationships as described above.  The downward trend in the average rate on notes payable due after one year reflects the retirement of older debt and the issuance of new debt at lower market rates. While the average rate on notes payable within one year has not changed in absolute terms, these shorter-term funding levels, which are typically swapped to a floating rate of interest, have become less favorable relative to the LIBOR interest rate swap curve in 2013, which could reduce the margin on floating rate assets that need to be refinanced in the future if this relationship continues.

Table 2

	For the Year Ended December 31,
	2013			2012			2011
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$2,897,795	$21,940	0.76%	$3,020,264	$24,729	0.82%	$2,503,513	$28,117	1.12%
Loans, Farmer Mac Guaranteed Securities and USDA Securities (1)	9,302,145	205,556	2.21%	8,225,582	221,949	2.70%	6,858,866	209,611	3.06%
Total interest-earning assets	12,199,940	227,496	1.86%	11,245,846	246,678	2.19%	9,362,379	237,728	2.54%
Funding:
Notes payable due within one year	4,532,662	7,939	0.18%	5,266,520	9,707	0.18%	4,232,118	9,218	0.22%
Notes payable due after one year (2)	7,140,897	122,399	1.71%	5,516,953	116,649	2.11%	4,658,829	110,474	2.37%
Total interest-bearing liabilities (3)	11,673,559	130,338	1.12%	10,783,473	126,356	1.17%	8,890,947	119,692	1.35%
Net non-interest-bearing funding	526,381	—		462,373	—		471,432	—
Total funding	12,199,940	130,338	1.07%	11,245,846	126,356	1.12%	9,362,379	119,692	1.28%
Net interest income/yield prior to consolidation of certain trusts	12,199,940	97,158	0.80%	11,245,846	120,322	1.07%	9,362,379	118,036	1.26%
Net effect of consolidated trusts (4)	167,227	964	0.58%	392,046	1,658	0.42%	747,577	3,269	0.44%
Adjusted net interest income/yield	$12,367,167	$98,122	0.79%	$11,637,892	$121,980	1.05%	$10,109,956	$121,305	1.20%

(1)
Includes $15.9 million related to the acceleration of premium amortization in fourth quarter 2013 due to significant refinancing activity in the rural utilities line of business. Excludes interest income of $7.9 million, $18.0 million, and $37.0 million in 2013, 2012, and 2011, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(2)	Includes current portion of long-term notes.

(3)	Excludes interest expense of $6.9 million, $16.3 million, and $33.7 million in 2013, 2012, and 2011, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(4)	Includes the effect of consolidated trusts with beneficial interests owned by third parties.

The following table sets forth information regarding changes in the components of Farmer Mac's net interest income for the periods indicated.  For each category, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume).  Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size.  The decreases in income due to changes in rate reflect the reset of variable rate investments and adjustable rate mortgages to lower rates, the acceleration of premium amortization in fourth quarter 2013 due to significant refinancing activity in the Rural Utilities line of business, and the acquisition of new lower-yielding investments, loans, Farmer Mac Guaranteed Securities, and USDA Securities, as described above.  The decrease in expense due to changes in rate reflects the decreased cost of funding due to lower interest rates in the debt markets. The increases due to changes in volume reflect the increase in on-balance sheet assets during 2013 compared to 2012.

Table 3

	2013 vs. 2012			2012 vs. 2011
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$(1,814)	$(975)	$(2,789)	$(8,510)	$5,122	$(3,388)
Loans, Farmer Mac Guaranteed Securities and USDA Securities (1)	(43,235)	26,842	(16,393)	(26,351)	38,689	12,338
Total	(45,049)	25,867	(19,182)	(34,861)	43,811	8,950
Expense from interest-bearing liabilities	(6,135)	10,117	3,982	(16,761)	23,425	6,664
Change in net interest income prior to consolidation of certain trusts (2)	$(38,914)	$15,750	$(23,164)	$(18,100)	$20,386	$2,286

(1)	Includes $15.9 million related to the acceleration of premium amortization in fourth quarter 2013 due to significant refinancing activity in the rural utilities line of business.

(2)	Excludes the effect of debt in consolidated trusts with beneficial interests owned by third parties.

The net interest yield includes the amortization of premiums and discounts on assets consolidated at fair value and excludes the accrual of income and expense related to the contractual amounts due on financial derivatives that are not designated in hedging relationships.  The following paragraphs describe the effects of these items on the net interest yield and the table below presents them as adjustments to reconcile to the net effective spread Farmer Mac earns on the difference between its interest-earning assets and its net funding costs, including payments for income and expense related to derivative financial instruments that are not designated as hedging instruments in a hedge accounting relationship ("undesignated financial derivatives").

Farmer Mac uses interest rate swaps to manage its interest rate risk exposure by synthetically modifying the interest rate reset or maturity characteristics of certain assets and liabilities.  Beginning in third quarter 2012, Farmer Mac designated certain interest rate swaps in fair value hedge accounting relationships.  The accrual of the contractual amounts due on these interest rate swaps is included as an adjustment to the yield of the hedged item and is included in interest income. For interest rate swaps not designated in hedge accounting relationships, Farmer Mac records the income or expense related to the accrual of the contractual amounts due in "Gains/(losses) on financial derivatives and hedging activities" on the consolidated statements of operations.  Farmer Mac includes the accrual of the contractual amounts due for undesignated financial derivatives in its calculation of net effective spread.

Farmer Mac's net interest income and net interest yield include net expenses related to the amortization of premiums and discounts on assets consolidated at fair value. These premiums and discounts are amortized as adjustments to yield in interest income over the contractual or estimated remaining lives of the underlying assets. Farmer Mac excludes these amounts from net effective spread because they are not expected to have an economic effect on Farmer Mac's financial performance if the assets are held to maturity, as is generally expected.

Prior to 2013, Farmer Mac excluded yield maintenance payments received upon the payoff of certain borrowers' loans from its calculation of net effective spread. These payments were excluded because the timing and size of the payments vary greatly and the variations in these payments are not necessarily indicative of positive or negative trends in Farmer Mac's financial results. However, beginning in 2013 Farmer Mac no longer excludes these yield maintenance payments from its calculation of net effective spread because Farmer Mac generally reinvests these yield maintenance payments, along with the prepaid balance of the underlying loans, in other interest-earning assets. Yield maintenance payments were immaterial to Farmer Mac's net effective spread for 2013.

The following table presents the net effective spread between Farmer Mac's interest-earning assets and its net funding costs.  This spread is measured by including income or expense related to undesignated financial derivatives and excluding the amortization of premiums and discounts on assets consolidated at fair value. Farmer Mac's net effective spread was $105.3 million for 2013, compared to $106.6 million and $89.4 million, respectively, for 2012 and 2011. In percentage terms, net effective spread for 2013 was 0.86 percent compared to 0.95 percent and 0.96 percent, respectively, for 2012 and 2011. This contraction in net effective spread is primarily attributable to repayments of existing Farm & Ranch loans with higher historical spreads relative to the new Farm & Ranch loans added this year, combined with the effect of refinancing existing floating rate assets at higher costs during 2013 compared to 2012. See Note 14 to the consolidated financial statements for more information regarding net effective spread from Farmer Mac's individual business segments.

Table 4

	For the Year Ended December 31,
	2013		2012		2011
	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income/yield prior to consolidation of certain trusts	$97,158	0.80%	$120,322	1.07%	$118,036	1.26%
Expense related to undesignated financial derivatives	(12,325)	(0.10)%	(25,596)	(0.23)%	(38,663)	(0.41)%
Yield maintenance payments	—	—%	(1,187)	(0.01)%	(816)	(0.01)%
Amortization of premiums on assets consolidated at fair value (1)	20,418	0.16%	13,018	0.12%	10,862	0.12%
Net effective spread	$105,251	0.86%	$106,557	0.95%	$89,419	0.96%

(1)	Includes $15.9 million related to the acceleration of premium amortization in fourth quarter 2013 due to significant refinancing activity in the rural utilities line of business.

Release of and Provisions for Allowance for Loan Losses.  During 2013, Farmer Mac recorded releases to its allowance for loan losses of $0.5 million and charge-offs of $4.0 million, respectively, compared to provisions to its allowance for loan losses of $3.7 million and charge-offs of $2.5 million, respectively, for 2012, and provisions to its allowance for loans losses of $0.6 million and charge-offs of $0.3 million, respectively, for 2011. The releases recorded during 2013 were driven primarily by overall improved credit quality. The charge-offs recorded in 2013 included a $3.6 million charge-off related to one ethanol loan that was foreclosed during first quarter 2013 and for which Farmer Mac recorded a partial recovery of $1.1 million upon sale of the REO property in second quarter 2013. The provisions recorded during 2012 resulted primarily from a specific allowance of $3.2 million from the purchase of one defaulted ethanol loan pursuant to the terms of an LTSPC agreement during fourth quarter 2012. Prior to purchasing that defaulted ethanol loan, there was a specific allowance in the reserve for losses in the amount of $3.2 million related to that individual loan. During 2011, Farmer Mac purchased two defaulted loans pursuant to the terms of an LTSPC agreement that resulted in a specific allowance of $1.8 million. Prior to the purchase of those two defaulted loans, there was a specific allowance in the reserve for losses in the amount of $1.8 million related to those two individual loans. These specific allowances were partially offset by a decline in estimated probable losses related to Farmer Mac's exposure to the ethanol and dairy industries. As of December 31, 2013, Farmer Mac's total allowance for loan losses was $6.9 million, compared to $11.4 million as of December 31, 2012.  See "—Risk Management—Credit Risk – Loans and Guarantees."

Provision for and Release of Reserve for Losses.  During 2013, Farmer Mac recorded provisions to its reserve for losses of $0.9 million, compared to releases of $1.8 million for 2012 and $3.0 million for 2011.  The provisions recorded in 2013 were primarily attributable to increased estimated probable losses inherent in Farmer Mac's non-ethanol related Ag. Storage and Processing loans (e.g., grain elevators and cold storage) due to an enhancement in Farmer Mac's loss methodology that takes into consideration the more developed and specialized nature of these types of properties. The releases recorded during 2012 primarily resulted from the purchase of one defaulted ethanol loan, pursuant to the terms of an LTSPC agreement during fourth quarter 2012. The purchase of that individual defaulted ethanol loan resulted in a specific release from the reserve for losses in the amount of $3.2 million described above, offset partially by increases to the reserve for losses during 2012. The releases recorded in 2011 primarily resulted from the purchase of two defaulted loans under the terms of an LTSPC agreement combined with a decline in estimated probable losses related to Farmer Mac's exposure to the ethanol and dairy industries. The purchase of those two individual defaulted loans resulted in a specific release from the reserve for losses in the amount of $1.8 million, described above. As of December 31, 2013, Farmer Mac's reserve for losses was $6.5 million, compared to $5.5 million as of December 31, 2012.  See "—Risk Management—Credit Risk – Loans and Guarantees."

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, were
$27.0 million for 2013, compared to $25.0 million for 2012 and $24.8 million for 2011. The increase in guarantee and commitment fees was primarily attributable to new business volume of Farm & Ranch loans placed under LTSPCs throughout 2012 and 2013 and the deconsolidation of $460.3 million of Farm & Ranch Guaranteed Securities in second quarter 2012 because of a change in related party status, when former director Ernest Hodges (an employee of Farm Credit West, ACA) retired from Farmer Mac's board of directors.

Gains and Losses on Financial Derivatives and Hedging Activities.  The effect of unrealized and realized gains and losses on Farmer Mac's financial derivatives and hedging activities was net gains of $31.8 million for 2013, compared to net losses of $19.8 million for 2012 and $92.6 million for 2011. Farmer Mac has designated certain interest rate swaps in fair value hedge relationships.

The components of gains and losses on financial derivatives and hedging activities for the years ended December 31, 2013, 2012, and 2011 are summarized in the following table:

Table 5

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Fair value hedges:
Unrealized gains/(losses) due to fair value changes:
Financial derivatives (1)	$29,538	$(404)	$—
Hedged items	(18,230)	6,388	—
Gains on hedging activities	11,308	5,984	—
No hedge designation:
Unrealized gains due to fair value changes	33,873	669	(47,578)
Realized:
Expense related to financial derivatives	(12,325)	(25,596)	(38,663)
Losses due to terminations or net settlements	(1,092)	(886)	(6,404)
Gains/(losses) on financial derivatives not designated in hedging relationships	20,456	(25,813)	(92,645)
Gains/(losses) on financial derivatives and hedging activities	$31,764	$(19,829)	$(92,645)

(1)
Included in the assessment of hedge effectiveness at December 31, 2013, but excluded from the amounts in the table, were losses of $11.8 million for 2013, attributable to the fair value of the swaps at the inception of the hedging relationship. Accordingly, the amounts recognized as hedge ineffectiveness for the year ended December 31, 2013 were gains of $0.5 million. The comparable amounts at December 31, 2012 were losses of $6.1 million attributable to the fair value of the swaps at the inception of the hedging relationship and gains of $0.1 million attributable to hedge ineffectiveness.

Changes in the fair values of Farmer Mac's open derivative positions for both designated and undesignated hedges are captured in the table above in unrealized gains/(losses) due to fair value changes and are primarily the result of fluctuations in long-term interest rates. For financial derivatives designated in fair value hedges, changes in the fair values of the hedged items attributable to the hedged risk are also included in the table above in unrealized gains/(losses) due to fair value changes. The accrual of periodic cash settlements for interest paid or received from Farmer Mac's interest rate swaps that are not designated in hedging relationships is shown as expense related to financial derivatives.  Payments or receipts to terminate derivative positions or net cash settled forward sales contracts on the debt of other GSEs and U.S. Treasury futures that are not designated in hedging relationships are included in losses due to terminations or net settlements.

For the years ended December 31, 2013, 2012, and 2011, Farmer Mac was a party to interest rate swaps with one related party, Zions First National Bank.  Farmer Mac realized losses of $0.6 million, $1.0 million, and $1.9 million during 2013, 2012, and 2011, respectively, related to these interest rate swaps with Zions. Farmer Mac recognized unrealized gains of $0.5 million, $0.6 million, and $2.1 million during 2013, 2012, and 2011, respectively, due to changes in the fair values of these interest rate swaps with Zions.  See Note 3 to the consolidated financial statements for more information on related party transactions.

Losses and Gains on Trading Assets.  During 2013, Farmer Mac recorded unrealized losses on trading assets of $0.8 million, compared to unrealized gains of $0.3 million and $3.5 million, during 2012 and 2011, respectively. Of the total unrealized losses recognized during 2013, $1.3 million related to assets selected for the fair value option. Of the total unrealized gains recognized during 2012 and 2011, $44,000 and $2.2 million, respectively, related to assets selected for the fair value option. Farmer Mac has not made any fair value option elections since 2008.

Gains on Sales of Available-for-Sale Investment Securities. During 2013, 2012, and 2011, Farmer Mac realized net gains of $2.1 million, $18,000, and $0.3 million, respectively. The gains in 2013 and 2011 primarily were the result of sales of GSE guaranteed mortgage-backed securities from Farmer Mac's available for-sale investment portfolio.

Gains on the repurchase of debt. During 2013, Farmer Mac repurchased $29.1 million of outstanding debt at a gain of $1.5 million; no debt repurchases were made in 2012 or 2011.

Gains on Sales of Real Estate Owned. During 2013, 2012, and 2011, Farmer Mac realized gains of $1.2 million, $0.9 million, and $1.0 million, respectively, from the sales of real estate owned properties.

Lower of Cost or Fair Value Adjustment on Loans Held for Sale.  During 2012, Farmer Mac recorded unrealized losses of $5.9 million, compared to unrealized gains of $8.9 million for 2011. The unrealized losses recorded in 2012 primarily resulted from a decline in the fair value of certain loans held for sale as mortgage spreads widened and long-term interest rates increased at the end of fourth quarter 2012. The unrealized gains recorded during 2011 resulted from the reversal of previously recognized unrealized losses as the fair value of these loans increased above their cost amounts. Effective January 1, 2013, Farmer Mac transferred $674.0 million of loans from held for sale to held for investment because it intends to hold those loans for the foreseeable future.

Other Income. Other income totaled $3.1 million in 2013, compared to $3.3 million and $6.9 million in 2012 and 2011, respectively. Other income during 2013, 2012, and 2011 included the recognition of $1.2 million, $1.8 million, and $5.2 million, respectively, of gains previously deferred in accumulated other comprehensive income related to fair value changes of certain available-for-sale securities contributed to Farmer Mac II LLC in 2010.

Compensation and Employee Benefits.  Compensation and employee benefits were $17.8 million in 2013 compared to $19.2 million and $17.9 million in 2012 and 2011, respectively. The decrease in compensation and employee benefits during 2013 compared to 2012 was due primarily to a severance payment in fourth quarter 2012 to the former President and Chief Executive Officer, offset partially by increases in employee headcount and in the cost of employee health insurance.

General and Administrative Expenses.  General and administrative expenses, including legal, audit, and consulting fees, were $11.6 million, $11.1 million, and $9.7 million in 2013, 2012, and 2011, respectively. The increase in general and administrative expenses in 2013 compared to 2012 was primarily attributable to higher costs for consulting and information technology associated with general corporate activities.

Regulatory Fees.  Regulatory fees were $2.4 million for 2013, and $2.3 million for both 2012 and 2011. FCA has advised Farmer Mac that its estimated fees for the federal fiscal year ending September 30, 2014 will be $2.4 million, which will not be a material increase from the prior federal fiscal year.  After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.

Other Expense. During 2011, Farmer Mac recorded $0.9 million of expense related to the termination of an agreement with a third party that previously provided services related to loan and security administration for certain Farm & Ranch assets. Farmer Mac is currently performing those services internally and expects to continue to do so in the future. Since then, Farmer Mac has not incurred any comparable termination charges.

Income Tax Expense.  Income tax expense totaled $33.8 million in 2013, compared to $22.2 million and $5.8 million in 2012 and 2011, respectively. The consolidated tax benefit of the dividends declared on Farmer Mac II LLC Preferred Stock, which is presented as "Net income attributable to non-controlling interest – preferred stock dividends" on the consolidated statements of operations on a pre-tax basis, was the primary reason Farmer Mac's effective tax rate was lower than the statutory federal rate of 35 percent.
Farmer Mac carried a valuation allowance of $37.9 million as of December 31, 2013 and $40.6 million as of December 31, 2012 against the deferred tax assets arising primarily from capital loss carryforwards related to capital losses incurred during 2009 on Farmer Mac's investments in Fannie Mae preferred stock, Lehman Brothers Holdings Inc. senior debt securities, and other GSE preferred stock.  Because these losses were capital in nature, tax benefits can only be realized to the extent Farmer Mac would have offsetting capital gains.  The valuation allowance as of December 31, 2013 reflected a reduction of $2.1 million from the expected implementation of tax planning strategies in 2014. Farmer Mac does not currently expect to produce sufficient capital gains within the five year carryforward period to recognize a significant portion of the tax benefits related to these capital losses.  For more information about income taxes, see Note 10 to the consolidated financial statements.

Business Volume.  During 2013, Farmer Mac added $3.1 billion of new business volume, compared to $2.9 billion in 2012, and $3.4 billion in 2011. Farmer Mac's outstanding program volume as of December 31, 2013 was $14.0 billion, compared to $13.0 billion and $11.9 billion as of December 31, 2012 and 2011, respectively. During 2013, Farmer Mac:

•	purchased $824.9 million of newly originated Farm & Ranch loans;

•	added $540.8 million of Farm & Ranch loans under LTSPCs;

•	purchased $453.5 million of Farm & Ranch AgVantage securities;

•	purchased $361.9 million of USDA Securities;

•	purchased $87.0 million of Rural Utilities loans; and

•	purchased $820.0 million of Rural Utilities AgVantage securities.

Farmer Mac's outstanding business volume was $14.0 billion as of December 31, 2013, an increase of $1.0 billion from December 31, 2012, as new volume exceeded maturities and principal paydowns on existing eligible loan assets during the year. The new program volume in 2013 included $400.0 million of Farm & Ranch AgVantage securities purchased from Rabo Agrifinance Inc. and $820.0 million of Rural Utilities AgVantage securities purchased from CFC. Aggregate repayments (principal paydowns and maturities) were $2.1 billion in 2013 compared to $1.8 billion in 2012. Repayments in 2013 included $253.1 million related to Farm & Ranch AgVantage securities and $593.0 million related to Rural Utilities AgVantage securities.

The following table sets forth purchases of non-delinquent eligible loans and AgVantage securities, new LTSPCs, and new guarantees during the periods indicated in the Farm & Ranch, USDA Guarantees, and Rural Utilities lines of business:

Table 6

Farmer Mac New Purchases, Guarantees, and LTSPCs
	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Farm & Ranch:
Loans	$824,881	$570,346	$495,455
LTSPCs	540,798	744,110	471,994
AgVantage Securities	453,500	601,000	1,801,500
USDA Guarantees:
USDA Securities	361,894	479,324	404,445
Farmer Mac Guaranteed USDA Securities	—	5,327	3,268
Rural Utilities:
Loans	86,965	166,117	203,789
AgVantage Securities	820,000	383,406	2,796
Total purchases, guarantees, and LTSPCs	$3,088,038	$2,949,630	$3,383,247

The increase in Farm & Ranch loan purchase volume from prior years primarily resulted from more borrowers seeking longer-term financing at fixed rates or longer-term adjustable rate mortgages, and the decrease in Farm & Ranch LTSPC volume primarily resulted from decreased participation in the LTSPC product among Farmer Mac's existing customer base. The decrease in USDA Securities volume was driven primarily by reduced supplemental federal funding for USDA-guaranteed loans later in the 2013 federal fiscal year due to budget constraints. The decrease in Rural Utilities loan volume resulted primarily from decreased demand for financing in the rural utilities industry, driven partially by continued weakness in the domestic economy. The uneven distribution in annual AgVantage securities volume is primarily driven by the generally larger transaction sizes for that product and the fluctuating funding and liquidity needs of Farmer Mac's customer network.

The purchase price of non-delinquent eligible loans and portfolios is the fair value based on current market interest rates and Farmer Mac's target net yield. The purchase price includes an amount to compensate Farmer Mac for credit risk that is similar to the guarantee or commitment fees it receives for assuming credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs.  Based on market conditions, Farmer Mac either retains the loans it purchases or securitizes them and retains or sells Farmer Mac Guaranteed Securities backed by those loans.  Historically, Farmer Mac has retained the vast majority of loans it has purchased.  The weighted-average age of the Farm & Ranch non-delinquent eligible loans purchased and retained (excluding the purchases of defaulted loans) during 2013 and 2012 was less than one year.  Of those loans, 66 percent and 57 percent had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 17.2 years and 16.8 years, respectively.

During 2013, 2012, and 2011, Farmer Mac securitized loans it had purchased and sold the resulting Farmer Mac Guaranteed Securities in the amount of $150.4 million, $32.7 million, and $22.4 million, respectively. Farmer Mac consolidates these loans and presents them as "Loans held for investment in consolidated trusts, at amortized cost" on the consolidated balance sheet. In 2013 and 2012, $120.4 million and $5.3 million, respectively, of securities were sold to Zions First National Bank ("Zions"), which is a related party to Farmer Mac. See Note 3 to the consolidated financial statements for more information about related party transactions.

The following table sets forth information regarding the Farmer Mac Guaranteed Securities issued during the periods indicated:

Table 7

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Loans securitized and sold as Farm & Ranch Guaranteed Securities	$150,417	$32,736	$22,406
Farmer Mac Guaranteed USDA Securities	—	5,327	3,268
Farm & Ranch AgVantage Securities	453,500	601,000	1,801,500
Rural Utilities AgVantage Securities	820,000	383,406	2,796
Total Farmer Mac Guaranteed Securities Issuances	$1,423,917	$1,022,469	$1,829,970

The following table sets forth information regarding outstanding volume in each of Farmer Mac's three lines of business as of the dates indicated:

Table 8

Outstanding Balance of Loans, Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed Securities
and LTSPCs, AgVantage Securities, USDA Securities, and Farmer Mac Guaranteed USDA Securities
	As of December 31,
	2013	2012	2011
	(in thousands)
Farm & Ranch:
Loans	$1,875,958	$1,519,415	$1,251,370
Loans held in trusts:
Beneficial interests owned by Farmer Mac	—	39	181
Beneficial interests owned by third party investors	259,509	160,397	696,554
Guaranteed Securities	765,751	911,370	621,871
AgVantage Securities	4,509,650	4,309,200	3,711,000
LTSPCs	2,261,862	2,156,068	1,776,051
USDA Guarantees:
USDA Guaranteed Securities	1,645,806	1,559,683	1,435,679
Farmer Mac Guaranteed USDA Securities	41,311	55,896	77,498
Rural Utilities:
Loans	698,010	663,097	529,227
Loans held in trusts:
Beneficial interests owned by Farmer Mac	354,241	368,848	386,800
AgVantage Securities	1,538,214	1,311,175	1,427,071
Total	$13,950,312	$13,015,188	$11,913,302

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs, USDA Securities, and Farmer Mac Guaranteed USDA Securities as of December 31, 2013:

Table 9

Schedule of Principal Amortization of Loans Held, Loans Underlying Off-Balance Sheet Farmer Mac
Guaranteed Securities and LTSPCs, USDA Securities, and Farmer Mac Guaranteed USDA Securities
	Loans Held	Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed Securities and LTSPCs	USDA Securities and Farmer Mac Guaranteed USDA Securities	Total
	(in thousands)
2014	$320,056	$281,527	$208,247	$809,830
2015	163,474	243,802	121,951	529,227
2016	156,948	230,325	144,055	531,328
2017	156,898	213,630	114,150	484,678
2018	177,584	205,233	116,516	499,333
Thereafter	2,212,758	1,853,096	982,198	5,048,052
Total	$3,187,718	$3,027,613	$1,687,117	$7,902,448

Of the $14.0 billion outstanding principal balance of volume included in Farmer Mac's three lines of business as of December 31, 2013, $6.0 billion were Farmer Mac Guaranteed Securities structured as AgVantage securities.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Unlike business volume in the form of purchased loans, USDA Securities, and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, most of the Farmer Mac Guaranteed Securities structured as AgVantage securities do not require periodic payments of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due.

The following table summarizes by maturity date the outstanding principal amount of both on- and off-balance sheet AgVantage securities as of December 31, 2013:

Table 10

AgVantage Balances by Year of Maturity
As of
December 31, 2013
(in thousands)
2014	$921,379
2015	676,459
2016	1,329,067
2017	1,378,456
2018	784,774
Thereafter (1)	957,729
Total	$6,047,864
(1) Includes various maturities ranging from 2019 to 2024.

The weighted-average remaining maturity of the outstanding $6.0 billion of AgVantage securities shown in the table above was 3.4 years as of December 31, 2013.  Farmer Mac replaced $170.0 million of AgVantage securities scheduled to mature in 2014 through a series of agreements whereby Farmer Mac purchased new AgVantage securities from the issuer of the maturing securities in transactions that closed in January 2014 and February 2014. Farmer Mac's purchases of these new AgVantage securities closed prior to the maturity dates of the original AgVantage securities being replaced. The new securities are scheduled to mature in January 2022 and February 2022. As a general matter, if maturing AgVantage securities are not replaced by new AgVantage securities, either from the same issuer or from new business, or if the net interest margin earned by Farmer Mac on new AgVantage securities that replace maturing AgVantage securities is lower than the margin earned on the maturing securities, Farmer Mac's income could be adversely affected.

As part of fulfilling its guarantee obligations for Farm & Ranch Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90-days delinquent or in material non-monetary default at the time of purchase, out of the loan pools underlying those securities and LTSPCs, and records the purchased loans as such on its balance sheet.  The purchase price for a defaulted loan purchased out of a pool of loans backing Farm & Ranch Guaranteed Securities is the current outstanding principal balance of the loan plus accrued and unpaid interest.  The purchase price for a defaulted loan purchased under an LTSPC is the then-current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loans payable out of any future loan payments or liquidation proceeds as received.  The purchase price of a defaulted loan is not an indicator of the expected loss on that loan; many other factors affect expected loss, if any, on any loan so purchased. The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs was 11 years during 2013 and 5 years during 2012 and 2011. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

The following table presents Farmer Mac's purchases of defaulted loans underlying Farm & Ranch Guaranteed Securities and LTSPCs for the periods indicated:

Table 11

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Defaulted loans purchased underlying Farm & Ranch Guaranteed Securities owned by third party investors	6,667	8,933	7,471
Defaulted loans purchased underlying LTSPCs	37	8,091	14,192
Total loan purchases	$6,704	$17,024	$21,663

For information regarding eligible participants in the Farm & Ranch and USDA Guarantees lines of business, see "Business—Farmer Mac Lines of Business—Farm & Ranch—Approved Lenders" and "Business—Farmer Mac Lines of Business—USDA Guarantees—United States Department of Agriculture Guaranteed Loan Programs."

Farmer Mac II LLC.  In January 2010, Farmer Mac contributed substantially all of the assets comprising the USDA Guarantees line of business (in excess of $1.1 billion) to Farmer Mac's subsidiary, Farmer Mac II LLC.  The assets that Farmer Mac contributed to Farmer Mac II LLC consisted primarily of USDA Securities that had not been securitized by Farmer Mac but also included $35.0 million of Farmer Mac Guaranteed Securities.  Farmer Mac did not and will not guarantee the timely payment of principal and interest on the $1.1 billion of contributed USDA Securities.  The financial information presented in this report reflects the accounts of Farmer Mac and its subsidiaries on a consolidated basis.  Accordingly, Farmer Mac's reportable operating segments presented in this report will differ from the stand-alone financial statements of Farmer Mac II LLC.  Those separate financial statements are available on the website of Farmer Mac II LLC and are not incorporated by reference into this report.

The assets of Farmer Mac II LLC will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.  As of December 31, 2013, Farmer Mac II LLC held assets with a fair value of $1.7 billion, had debt outstanding to Farmer Mac of $375.0 million, had preferred stock outstanding with a liquidation preference of $250.0 million, and had $1.0 billion of common stock outstanding held by Farmer Mac. For more information about the formation and operations of Farmer Mac II LLC and the features of the preferred stock issued by Farmer Mac II LLC in January 2010, see Notes 9 and 14 to the consolidated financial statements.

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

Unlike some other GSEs, specifically other FCS institutions and the Federal Home Loan Banks, Farmer Mac is not structured as a cooperative owned exclusively by member institutions and established to provide services exclusively to its members.  Farmer Mac, as a stockholder-owned, publicly-traded corporation, seeks to fulfill its mission of serving the financing needs of agriculture and rural America in a manner that is consistent with providing a return on the investment of its stockholders, including those who do not directly participate in the secondary market provided by Farmer Mac.  Farmer Mac's policy is to require financial institutions to own a requisite amount of common stock, based on the size and type of institution, to participate in the Farm & Ranch line of business.  As a result of this requirement, coupled with the ability of holders of Class A and Class B voting common stock to elect two-thirds of Farmer Mac's board of directors, Farmer Mac regularly conducts business with "related parties," including institutions affiliated with members of Farmer Mac's board of directors and institutions that own large amounts of Farmer Mac's voting common stock.  Farmer Mac has adopted a Code of Business Conduct and Ethics that governs any conflicts of interest that may arise in these transactions, and Farmer Mac's policy is to require that any transactions with related parties be conducted in the ordinary course of business, with terms and conditions comparable to those available to any other counterparty not related to Farmer Mac.

The following table summarizes the material relationships between Farmer Mac and certain related parties.  The related parties listed in the table below consist of (1) all holders of at least five percent of a class of Farmer Mac voting common stock as of December 31, 2013 and (2) other institutions that are considered "related parties" through an affiliation with a Farmer Mac director and that have conducted business with Farmer Mac during the two years ended December 31, 2013.  The table below does not specify any relationships based on the ownership of non-voting common or preferred stock, such as Farmer Mac's investments in preferred stock issued by CoBank or the investments of related parties in Farmer Mac's Class C non-voting common stock or Farmer Mac's Series A Preferred Stock.

Table 12

Name of Institution	Ownership of Farmer Mac Voting Common Stock	Affiliation with Any Farmer Mac Directors	Primary Aspects of Institution's Business Relationship with Farmer Mac
AgFirst Farm Credit Bank	84,024 shares of Class B voting common stock (16.79% of outstanding Class B stock and 5.49% of total voting common stock outstanding)	None	In 2013 and 2012, Farmer Mac earned approximately $1.2 million and $1.3 million, respectively, in fees attributable to transactions with AgFirst, primarily commitment fees for LTSPCs.
AgGeorgia Farm Credit, ACA	Less than 5% ownership	Farmer Mac director Dan Raines, Jr. is a director of AgGeorgia.	Farmer Mac entered into $27.5 million and $51.5 million of new LTSPCs with AgGeorgia during 2013 and 2012, respectively. Farmer Mac received $0.1 million of commitment fees during both 2013 and 2012.
AgriBank, FCB	201,621 shares of Class B voting common stock (40.30% of outstanding Class B stock and 13.17% of total voting common stock outstanding)
Farmer Mac directors Richard H. Davidson and James B. McElroy are directors of AgriBank. Brian O'Keane, who served on Farmer Mac's board of directors from June 2008 to June 2012, is the Executive Vice President, Banking and Finance, and Chief Financial Officer of AgriBank.
No Farmer Mac business through any of its lines of business was conducted between the parties.
Bath State Bank	Less than 5% ownership	Farmer Mac director Dennis L. Brack is a director of Bath State Bank and Bath State Bancorp, the holding company of Bath State Bank.	Farmer Mac purchased $9.3 million and $4.4 million in USDA Securities from Bath State Bank in 2013 and 2012, respectively.

Name of Institution	Ownership of Farmer Mac Voting Common Stock	Affiliation with Any Farmer Mac Directors	Primary Aspects of Institution's Business Relationship with Farmer Mac
CoBank, ACB	163,253 shares of Class B voting common stock (32.63% of outstanding Class B stock and 10.66% of total voting common stock outstanding)
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

In 2013 and 2012, Farmer Mac earned approximately $0.2 million and $0.3 million, respectively, in fees attributable to transactions with FCBT, primarily commitment fees for LTSPCs.
In 2013 and 2012, Farmer Mac paid FCBT approximately $0.5 million and $0.6 million, respectively, in servicing fees for its work as a Farmer Mac central servicer.
First Dakota National Bank (Dakota Mac)	Less than 5% ownership	Farmer Mac director Dennis Everson is a director of Dakota Mac and also served as Branch Administration Director of Dakota Mac until December 2012.	Farmer Mac purchased $61.6 million and $37.1 million in loans from Dakota Mac in 2013 and 2012, respectively, and entered into $1.0 million of new LTSPCs with Dakota Mac in 2013.
Farm Credit West, ACA (FCW)	750 shares of Class B voting common stock (0.15% of outstanding Class B stock and 0.05% of total voting common stock outstanding)	Ernest M. Hodges, who served on Farmer Mac's board of directors from June 2005 to June 2012, is an Executive Vice President of Farm Credit West.	In 2012, Farmer Mac received approximately $2.2 million in fees attributable to transactions with FCW, primarily guarantee fees for Farm & Ranch Guaranteed Securities and commitment fees for LTSPCs.
In 2012, FCW retained approximately $0.9 million in servicing fees for its work as a Farmer Mac central servicer. FCW was not a related party during 2013.

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

Transactions with CFC during 2013 and 2012 represented 29.4 percent and 18.6 percent, respectively, of Farmer Mac's total new eligible loan volume for those years. Transactions with CFC represented 18.6 percent and 18.0 percent, respectively, of Farmer Mac's total outstanding eligible loan assets as of December 31, 2013 and 2012.

In 2013and 2012, Farmer Mac earned guarantee fees of approximately $4.1 million and $4.4 million, respectively, attributable to transactions with CFC.
In 2013 and 2012, Farmer Mac earned interest income of $23.7 million and $28.0 million, respectively, attributable to AgVantage transactions with CFC.
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
In 2013 and 2012, Farmer Mac's purchases of loans from Zions under the Farm & Ranch line of business represented approximately 25.5 percent and 29.6 percent, respectively, of Farm & Ranch loan purchase volume for those years.  Those purchases represented 11.5 percent and 8.8 percent, respectively, of total Farm & Ranch business volume for those years. The purchases of USDA Securities from Zions under the USDA Guarantees line of business represented approximately 3.6 percent and 3.0 percent, respectively, of that program's purchases for the year ended December 31, 2013 and 2012. Transactions with Zions represented 5.1 percent and 4.7 percent, respectively, of Farmer Mac's total outstanding eligible loan assets as of December 31, 2013 and 2012.

In 2013 and 2012, Farmer Mac received approximately $0.4 million and $0.6 million, respectively, in guarantee fees attributable to transactions with Zions.
In 2013 and 2012, Zions retained approximately $2.0 million in servicing fees for its work as a Farmer Mac central servicer.

As discussed in more detail in Note 2(q) to the consolidated financial statements, Farmer Mac’s consolidated financial statements include the accounts of VIEs in which Farmer Mac determines itself to be the primary beneficiary, including securitization trusts where Farmer Mac shares the power to make decisions regarding default mitigation with a related party. In the event that related party status changes, consolidation or deconsolidation of securitization trusts may occur. For more information about related party transactions, see Note 3 to the consolidated financial statements.

Outlook

Farmer Mac continues to provide a stable source of liquidity, capital, and risk management tools to help rural lenders meet the financing needs of their customers, and expects to continue to be able to meet future business opportunities as they arise. While the pace of Farmer Mac's growth will depend on the capital and liquidity needs of lenders, as well as Farmer Mac's ability to continue to increase its lender network, Farmer Mac foresees opportunities for continued growth in eligible loan assets. More specifically, Farmer Mac believes that its Farm & Ranch, USDA Guarantees, and Rural Utilities lines of business have opportunities for growth, driven by several key factors:

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

Farmer Mac believes that these growth opportunities will be important in replacing income earned on the eligible loan and investment portfolio assets that are scheduled to mature, pay down, or be reinvested at lower spreads over the next several years. Maturing AgVantage securities and the scheduled principal amortization of other eligible loan assets are discussed in "—Results of Operations—Business Volume." Farmer Mac also currently owns in its liquidity investment portfolio $78.5 million par amount of preferred stock issued by CoBank that currently pays an 11 percent annual dividend, from which Farmer Mac earns approximately $7.7 million ($0.69 per diluted share in 2013) annually in after-tax dividend income. CoBank has the option to call these securities beginning in October 2014, and Farmer Mac believes it is likely that CoBank will do so. Farmer Mac expects to hold these securities until they mature or are called.

Agricultural Sector. The agricultural sector includes many diverse industries that respond in different ways to changes in economic conditions. Those individual industries often are affected differently, sometimes positively and sometimes negatively, by prevailing domestic and global economic factors and regional weather conditions. This results in cycles where one or more industries may be under stress at the same time that others are not. In addition, borrowers that rely on non-farm sources of income as a significant percentage of overall income may experience stress associated with weakness in the general economy. The profitability of agricultural industries is also affected by commodity inventories and their associated market prices, which can vary largely as a result of weather patterns, access to water supply, and harvest conditions that may affect supply.

While agricultural land values have increased over the past several years, recent market activity suggests that land values may have moderated, most notably in those areas that have experienced the greatest increase, such as the Midwestern region. While the increase in land values has varied by geographic region, it appears to have been primarily spurred by the combination of high commodity prices, particularly for corn, soybeans, and wheat, and low interest rates. As those commodity prices continue to adjust to align more closely with traditional supply and demand economics, land values have also begun to moderate in some areas. Increases in interest rates also could put downward pressure on the discounted cash flow values of farmland, which could negatively affect the appraised values of farmland. Farmer Mac's overall portfolio remains diverse both geographically and by commodity, and Farmer Mac continues to closely monitor sector profitability, economic conditions, and agricultural land value and geographic trends to tailor underwriting practices to changing conditions. For a discussion of the average outstanding loan volume and weighted average original loan-to-value ratios for non-AgVantage Farm & Ranch loans in Farmer Mac's portfolio as of December 31, 2013, please see "—Risk Management—Credit Risk – Loans and Guarantees."

The western part of the United States, including California, is currently experiencing drought conditions, with the water level in many California reservoirs at just over half of their average year-to-date water storage levels and the end of the rainy season forecast to conclude by the end of March. Much of the snowpack in the higher elevations is also at less than normal levels, which indicates that the runoff from melted snow will not replenish the low reservoir levels. Though many farm irrigation districts will receive little or no water from the governing water authorities, the impact on individual farmers will vary due to alternative water sources the farmer may have in place. These alternative water sources include underground sources (well water) and any water that may have been “banked” by the farmer in years where water was more plentiful. Farmer Mac has not observed any material effect on its portfolio due to these drought conditions as of December 31, 2013, but any protraction of extreme or exceptional drought conditions beyond the 2014 water year could have an adverse effect on Farmer Mac’s loss or delinquency rates. This is particularly true in the permanent plantings sector, where the value of the related collateral is closely tied to the production value and capability of the permanent plantings, and in the dairy sector, which may experience increased feed costs as water is diverted away from hay acreage commonly relied upon by dairy producers and toward land supporting other agricultural commodities. Farmer Mac believes that it remains well-collateralized on loans in its Farm & Ranch line of business, including its permanent planting and dairy portfolios.

Farmer Mac also continues to monitor the establishment and evolution of legislation and regulations that affect farmers, ranchers, and rural lenders. Many federal agricultural policies previously in effect have been altered with the recent enactment of the Agricultural Act of 2014, including those affecting crop subsidies, crop insurance, and other aspects of agricultural production. Farmer Mac will continue to monitor the effects of these altered federal agricultural policies as the USDA engages in the process of promulgating regulations intended to implement the Agricultural Act of 2014.

Farmer Mac's marketing efforts directed towards the Farm & Ranch line of business focus on lenders that have demonstrated a commitment to agricultural lending based on their lending history. Farmer Mac directs its outreach efforts to these lenders through direct personal contact, which is facilitated through Farmer Mac's frequent participation in state and national banking conferences, its alliances with the American Bankers Association and the Independent Community Bankers of America, and its business relationships with members of the Farm Credit System. Farmer Mac continues to observe significant demand for its longer-term fixed rate loan products in its Farm & Ranch line of business. Demand for Farmer Mac's secondary market tools could also increase as rural lenders adapt to new and changing regulations, which may require lenders to obtain more liquidity and capital to continue their lending practices.

Farmer Mac continues to monitor developments in the ethanol industry and evaluate their potential impact on the overall performance of Farmer Mac's portfolio. After having experienced narrow margins over the last several years, overall the industry appears to experiencing a return to profitability as corn prices have decreased compared to prior years. The renewable fuel standard regulated by the U.S. Environmental Protection Agency (EPA) currently mandates targeted use of fuel from renewable sources, including ethanol, though this mandate, including a potential reduction in the targeted percentage of ethanol that is required to be blended into gasoline, is currently being considered for modification by the EPA. The ethanol loans in Farmer Mac's portfolio have decreased in recent years both in dollar amount ($88.4 million as of December 31, 2013) and as a percentage of portfolio volume (1.7 percent of the non-AgVantage Farm & Ranch portfolio as of December 31, 2013). As of December 31, 2012 and 2011, the dollar amount of Farmer Mac's ethanol portfolio was $144.9 million (3.1 percent) and $161.4 million (3.7 percent), respectively. Other than $21.3 million of undisbursed commitments on existing ethanol loans, Farmer Mac does not expect to add additional ethanol loans to its portfolio.

Rural Utilities Industry. Historically, the demand of the rural utilities industry for capital and financing tends to follow the state of the general economy and applicable environmental regulations. Continued weakness in the general economy has reduced the demand for rural electric power and, consequently, the need for rural utilities cooperatives to expand. This lower demand within the industry has increased competition for Farmer Mac's customer base from lenders that are not eligible to, or for other reasons do not, participate in Farmer Mac's Rural Utilities line of business, and is the primary reason for the slower rate of growth in Farmer Mac's Rural Utilities line of business compared to its other lines of business over the past few years. Domestic economic indicators continue to show modest growth, and Farmer Mac and industry sources expect that demand for rural utilities loans will increase as the economy eventually strengthens.

Farmer Mac believes that the rural utilities industry will have significant needs for financing over the course of the next decade, as capital will be needed for growth and modernization, including G&T and distribution system improvements and demand-side management. In addition, the industry will also require capital to comply with any future public policy initiatives such as environmental regulations and clean energy initiatives. For example, in response to low natural gas fuel costs, many power generators are building environmentally cleaner natural gas-fired generating projects to replace their aging coal-fired plants. Expanded federal financing for G&T systems and a corresponding increase in rural utilities cooperatives' demand for G&T loans could result in increased business volume for Farmer Mac in its Rural Utilities line of business.

Balance Sheet Review

Assets.  Farmer Mac's total assets as of December 31, 2013 were $13.4 billion, compared to $12.6 billion as of December 31, 2012.  The increase in total assets was driven primarily by net new purchases of Farm & Ranch AgVantage securities and loans and Rural Utilities AgVantage securities.

As of December 31, 2013, Farmer Mac had $749.3 million of cash and cash equivalents and $2.5 billion of investment securities, compared to $785.6 million of cash and cash equivalents and $2.5 billion of investment securities as of December 31, 2012.  As of December 31, 2013, Farmer Mac had $5.1 billion of Farmer Mac Guaranteed Securities, $1.6 billion of USDA Securities, and $3.2 billion of loans, net of allowance. This compares to $4.8 billion of Farmer Mac Guaranteed Securities, $1.6 billion of USDA Securities, and $2.7 billion of loans, net of allowance, as of December 31, 2012.

Liabilities.  Farmer Mac's total liabilities increased to $12.8 billion as of December 31, 2013 from $12.0 billion as of December 31, 2012.  The increase in liabilities was primarily due to an increase in notes payable used to purchase program assets.

Equity.  As of December 31, 2013, Farmer Mac had total equity of $574.5 million comprised of stockholders' equity of $332.6 million and non-controlling interest – preferred stock of $241.9 million.  As of December 31, 2012, Farmer Mac had total equity of $593.0 million comprised of stockholders' equity of $351.1 million and non-controlling interest – preferred stock of $241.9 million.  The decrease in total equity during 2013 was the result of a decrease in accumulated other comprehensive income due to decreases in the fair value of available-for-sale securities, partially offset by increased retained earnings. These decreases in the fair value of available-for-sale securities were driven primarily by higher U.S. Treasury rates.

Risk Management

Credit Risk – Loans and Guarantees.  Farmer Mac is exposed to credit risk resulting from the inability of borrowers to repay their loans in conjunction with a deficiency in the value of the collateral relative to the outstanding balance of the loan and the costs of liquidation.  Farmer Mac is exposed to credit risk on:

•	loans held;

•	loans underlying Farmer Mac Guaranteed Securities; and

•	loans underlying LTSPCs.

Farmer Mac generally assumes 100 percent of the credit risk on loans held and loans underlying Farm & Ranch Guaranteed Securities, LTSPCs, and Rural Utilities Guaranteed Securities. Farmer Mac has direct credit exposure to loans in non-AgVantage transactions and indirect credit exposure to loans that secure AgVantage transactions, which are a type of Farmer Mac Guaranteed Securities that represent a general obligation of a lender secured by qualified loans.  The credit exposure of Farmer Mac and Farmer Mac II LLC on USDA Securities, including those underlying Farmer Mac Guaranteed Securities, is covered by the full faith and credit of the United States.  Farmer Mac believes that Farmer Mac and Farmer Mac II LLC have little or no credit risk exposure in the USDA Guarantees line of business because of the USDA guarantee.  As of December 31, 2013, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any business under the USDA Guarantees line of business and does not expect that Farmer Mac or Farmer Mac II LLC will incur any such losses in the future.

Farmer Mac has established underwriting, collateral valuation, and documentation standards for agricultural real estate mortgage loans and rural utilities loans. Farmer Mac believes that these standards mitigate the risk of loss from borrower defaults and provide guidance about the management, administration, and conduct of underwriting and appraisals to all participating and potential lenders.  These standards were developed on the basis of industry norms for agricultural real estate mortgage loans and rural utilities loans and are designed to assess the creditworthiness of the borrower, as well as the value of the collateral securing the loan.  Farmer Mac evaluates and adjusts these standards on an ongoing basis based on current and anticipated market conditions.  For more information about Farmer Mac's underwriting and collateral valuation standards, see "Business—Farmer Mac Lines of

Business—Farm & Ranch—Underwriting and Collateral Valuation (Appraisal) Standards" and "Business—Farmer Mac Lines of Business—Rural Utilities—Underwriting."

Farmer Mac requires approved lenders to make representations and warranties regarding the conformity of eligible agricultural mortgage and rural utilities loans to Farmer Mac's standards, the accuracy of loan data provided to Farmer Mac, and other requirements related to the loans.  Sellers are responsible to Farmer Mac for breaches of those representations and warranties, and Farmer Mac has the ability to require a seller to cure, replace, or repurchase a loan sold or transferred to Farmer Mac if any breach of a representation or warranty is discovered that was material to Farmer Mac's decision to purchase the loan or that directly or indirectly causes a default or potential loss on a loan sold or transferred by the seller to Farmer Mac.  Farmer Mac has not required a seller to cure or repurchase a loan purchased by Farmer Mac for breach of a representation or warranty in the last three years. In addition to relying on the representations and warranties of lenders, Farmer Mac also underwrites all of the agricultural mortgage loans (other than rural housing and part-time farm mortgage loans) and rural utilities loans that it holds in its portfolio. For rural housing and part-time farm mortgage loans, Farmer Mac relies on representations and warranties from the seller that those loans conform to Farmer Mac's specified underwriting criteria without exception. For more information about Farmer Mac's lender eligibility requirements, see "Business—Farmer Mac Lines of Business—Farm & Ranch—Approved Lenders" and "Business—Farmer Mac Lines of Business—Rural Utilities—Approved Lenders."

Under contracts with Farmer Mac and in consideration for servicing fees, Farmer Mac-approved central servicers service loans in accordance with Farmer Mac's requirements.  Central servicers are responsible to Farmer Mac for serious errors in the servicing of those loans.  If a central servicer materially breaches the terms of its servicing agreement with Farmer Mac, such as failing to forward payments received or releasing collateral without Farmer Mac's consent, or experiences insolvency or bankruptcy, Farmer Mac has the right to terminate the servicing relationship for a particular loan or the entire portfolio serviced by the central servicer. In addition, Farmer Mac can proceed against the central servicer in arbitration or exercise any remedies available to it under law. In the last three years, Farmer Mac has not exercised any remedies or taken any formal action against any central servicers. For more information about Farmer Mac's servicing requirements, see "Business—Farmer Mac Lines of Business—Farm & Ranch—Servicing" and "Business—Farmer Mac Lines of Business—Rural Utilities—Servicing."

Farmer Mac AgVantage securities are general obligations of institutions approved by Farmer Mac and are secured by eligible loans in an amount at least equal to the outstanding principal amount of the security. Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  As such, all AgVantage securities are secured by current loans representing at least 100 percent of the outstanding amount of these securities.  As of December 31, 2013, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future. See "—Credit Risk – Institutional" for more information about Farmer Mac's credit risk on AgVantage securities.

Farmer Mac has developed different underwriting standards for rural utilities loans that depend on whether direct or indirect credit exposure is assumed on a loan and whether the borrower is an electric distribution cooperative or a G&T cooperative. As of December 31, 2013, there were no delinquencies in Farmer Mac's portfolio of rural utilities loans, which includes rural utilities loans held and rural utilities loans underlying or securing Rural Utilities Guaranteed Securities. Farmer Mac's direct credit exposure to rural utilities loans as of December 31, 2013 was $1.1 billion, of which $1.0 billion were loans to electric distribution cooperatives and $35.3 million were loans to G&T cooperatives. Farmer Mac also had indirect credit exposure to the rural utilities loans securing Rural Utilities Guaranteed Securities structured as AgVantage securities, some of which were secured by loans to G&T cooperatives. For more information, see "—Credit Risk – Institutional."

Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities.  The methodology that Farmer Mac uses to determine the level of its allowances for losses is described in Note 2(j) to the consolidated financial statements. Management believes that this methodology produces a reasonable estimate of probable losses, as of the balance sheet date, for all loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs.

The following table summarizes the components of Farmer Mac's allowance for losses as of December 31, 2013 and 2012:

Table 13

	December 31, 2013	December 31, 2012
	(in thousands)
Allowance for loan losses	$6,866	$11,351
Reserve for losses:
Off-balance sheet Farm & Ranch Guaranteed Securities	356	556
LTSPCs	6,112	4,983
Total allowance for losses	$13,334	$16,890

The following table summarizes the changes in the components of Farmer Mac's allowance for each year in the five-year period ended December 31, 2013:

Table 14

	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Balance as of January 1, 2009	$10,929	$5,506	$16,435
Provision for losses	2,853	2,389	5,242
Charge-offs	(8,491)	—	(8,491)
Recoveries	1,001	—	1,001
Balance as of December 31, 2009	$6,292	$7,895	$14,187
Provision for losses	1,893	2,417	4,310
Charge-offs	(605)	—	(605)
Recoveries	2,223	—	2,223
Balance as of December 31, 2010	$9,803	$10,312	$20,115
Provision for/(releases of) losses	610	(2,957)	(2,347)
Charge-offs	(252)	—	(252)
Balance as of December 31, 2011	$10,161	$7,355	$17,516
Provision for/(releases of) losses	3,691	(1,816)	1,875
Charge-offs	(2,501)	—	(2,501)
Balance as of December 31, 2012	$11,351	$5,539	$16,890
(Releases of)/provision for losses	(481)	929	448
Charge-offs	(4,004)	—	(4,004)
Balance as of December 31, 2013	$6,866	$6,468	$13,334

Activity affecting the allowances for losses is discussed in "—Results of Operations—Income Statement Analysis." As of December 31, 2013, Farmer Mac's allowances for losses totaled $13.3 million, or 26 basis points, of the outstanding principal balance of loans held for investment and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities (excluding AgVantage securities), compared to $16.9 million, or 36 basis points, as of December 31, 2012.

As of December 31, 2013, Farmer Mac's 90-day delinquencies were $28.3 million (0.55 percent of the non-AgVantage Farm & Ranch portfolio), compared to $33.3 million (0.70 percent of the non-AgVantage Farm & Ranch portfolio) as of December 31, 2012. When analyzing the overall risk profile of its program business, Farmer Mac takes into account more than the Farm & Ranch loan delinquency percentages provided above. The total program business includes AgVantage securities and rural utilities loans, neither of which have any delinquencies, and USDA Securities, which are backed by the full faith and credit of the United States. Across all of Farmer Mac's lines of business, 90-day delinquencies represented 0.20 percent of total program business as of December 31, 2013, compared to 0.26 percent of total program business as of December 31, 2012.

As of December 31, 2013, Farmer Mac's ethanol exposure, which includes loans held and loans subject to LTSPCs, was $88.4 million (1.7 percent of the non-AgVantage Farm & Ranch portfolio) on 19 different plants, with an additional $21.3 million of undisbursed commitments.  Other than the undisbursed commitments, Farmer Mac does not expect to add additional ethanol loans to its portfolio.

As of December 31, 2013, Farmer Mac had no ethanol loans that were 90-days delinquent. For more information about the conditions facing ethanol producers, see "—Outlook."

The following table presents historical information regarding Farmer Mac's 90-day delinquencies in the Farm & Ranch line of business compared to the principal balance of all Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities (excluding AgVantage securities) and LTSPCs:

Table 15

	Outstanding Loans, Guarantees, and LTSPCs (1)	90-day Delinquencies	Percentage
	(dollars in thousands)
As of:
December 31, 2013	$5,163,080	$28,296	0.55%
September 30, 2013	5,035,748	33,042	0.66%
June 30, 2013	4,917,489	33,922	0.69%
March 31, 2013	4,782,609	39,663	0.83%
December 31, 2012	4,747,289	33,263	0.70%
September 30, 2012	4,402,957	40,797	0.93%
June 30, 2012	4,403,212	47,026	1.07%
March 31, 2012	4,372,483	53,119	1.21%
December 31, 2011	4,349,163	40,622	0.93%

(1)	Excludes loans pledged to secure AgVantage securities.

The 90-day delinquency measure includes loans 90 days or more past due as well as loans in foreclosure, loans restructured after delinquency, and non-performing loans where the borrower is in bankruptcy.

As of December 31, 2013, Farmer Mac individually analyzed $32.0 million of the $97.1 million of recorded investment in impaired loans for collateral shortfalls against updated appraised values, other updated collateral valuations or discounted values. For the remaining $65.1 million of impaired assets for which updated valuations were not available, Farmer Mac evaluated them in the aggregate in consideration of their similar risk characteristics and historical statistics. Farmer Mac recorded specific allowances of $2.7 million for undercollateralized assets as of December 31, 2013. Farmer Mac's non-specific or general allowances were $10.6 million as of December 31, 2013.

Loans in the Farm & Ranch line of business are all secured by first liens on agricultural real estate. Accordingly, Farmer Mac's exposure on a loan is limited to the difference between (1) the total of the accrued interest, advances, and the principal balance of a loan and (2) the value of the property less the cost to sell. Measurement of that excess or shortfall is the best predictor and determinant of loss, compared to other measures that evaluate the efficiency of a particular farm operator.  Debt service ratios depend upon farm operator efficiency and leverage, which can vary widely within a geographic region, commodity type, or an operator's business and farming skills.  A loan's original loan-to-value ratio is one of many factors Farmer Mac considers in evaluating loss severity and are calculated by dividing the loan principal balance at the time of guarantee, purchase, or commitment by the appraised value at the date of loan origination or, when available, updated appraised value at the time of guarantee, purchase, or commitment.  Other factors include, but are not limited to, other underwriting standards, commodity and farming forecasts, and regional economic and agricultural conditions. Effective January 1, 2013, some states were reclassified to different regions of the United States as compared to prior periods.

Loan-to-value ratios depend upon the market value of a property, as determined in accordance with Farmer Mac's collateral valuation standards.  As of December 31, 2013 and 2012, the average unpaid balance of loans outstanding in the Farm & Ranch line of business (excluding loans that secured AgVantage securities) was $426,000 and $392,000, respectively. For Farm & Ranch loan purchases made in 2013, the weighted average original loan-to-value ratio was 44 percent, compared to 45 percent in 2012 and 46 percent in 2011. The weighted average original loan-to-value ratio (based on original appraised value that has not been indexed to provide a current market value or reflect amortization of loans) for Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities (excluding AgVantage securities) and LTSPCs was approximately 49 percent as of December 31, 2013 and 52 percent as of December 31, 2012. The weighted average current loan-to-value ratio (based on original appraised value but which reflects loan amortization since purchase) for Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities (excluding AgVantage securities) and LTSPCs was approximately 38 percent as of December 31, 2013 and 2012. The weighted-average original loan-to-value ratio for all 90-day delinquencies was 45 percent as of December 31, 2013, and 59 percent as of December 31, 2012.

The following table presents outstanding Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities (excluding AgVantage securities) and 90-day delinquencies as of December 31, 2013 by year of origination, geographic region, commodity/collateral type, and original loan-to-value ratio:

Table 16

Farm & Ranch 90-Day Delinquencies as of December 31, 2013
	Distribution of Outstanding Loans, Guarantees, and LTSPCs	Outstanding Loans, Guarantees, and LTSPCs (1)		90-Day Delinquencies (2)	Percentage
	(dollars in thousands)
By year of origination:
Before 2001	7%	$342,884		$4,108	1.20%
2001	2%	122,141		1,360	1.11%
2002	3%	155,126		1,029	0.66%
2003	3%	178,043		3,605	2.02%
2004	4%	208,094		119	0.06%
2005	5%	282,698		997	0.35%
2006	6%	287,333		4,567	1.59%
2007	5%	258,759		10,425	4.03%
2008	7%	336,681		1,169	0.35%
2009	5%	233,694		185	0.08%
2010	7%	349,216		732	0.21%
2011	9%	469,951		—	—%
2012	16%	844,979		—	—%
2013	21%	1,093,481		—	—%
Total	100%	$5,163,080		$28,296	0.55%
By geographic region (3):
Northwest	10%	$524,034		$2,423	0.46%
Southwest	34%	1,752,109		9,283	0.53%
Mid-North	33%	1,702,668		2,370	0.14%
Mid-South	12%	601,359		2,317	0.39%
Northeast	4%	231,731		1,029	0.44%
Southeast	7%	351,179		10,874	3.10%
Total	100%	$5,163,080		$28,296	0.55%
By commodity/collateral type:
Crops	52%	$2,666,857		$8,256	0.31%
Permanent plantings	18%	907,824		11,841	1.30%
Livestock	24%	1,246,105		4,462	0.36%
Part-time farm	3%	162,743		3,618	2.22%
Ag. Storage and processing (including ethanol facilities)	3%	170,918		—	—%
Other	—	8,633		119	1.38%
Total	100%	$5,163,080		$28,296	0.55%
By original loan-to-value ratio:
0.00% to 40.00%	27%	$1,375,758		$7,755	0.56%
40.01% to 50.00%	21%	1,099,033		15,597	1.42%
50.01% to 60.00%	28%	1,431,562		2,017	0.14%
60.01% to 70.00%	21%	1,113,427		1,978	0.18%
70.01% to 80.00%	2%	110,828	(4)	949	0.86%
80.01% to 90.00%	1%	32,472	(4)	—	—%
Total	100%	$5,163,080		$28,296	0.55%

(1)	Excludes loans pledged to secure AgVantage securities.

(2)
Includes loans and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, restructured after delinquency, and in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

(3)
Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

(4)	Primarily part-time farm loans.

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Farm & Ranch loans purchased and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities (excluding AgVantage securities) as of December 31, 2013 by year of origination, geographic region, and commodity/collateral type.  The purpose of this information is to present information regarding losses relative to original Farm & Ranch purchases, guarantees, and commitments.

Table 17

Farm & Ranch Credit Losses Relative to Cumulative
Original Loans, Guarantees, and LTSPCs as of December 31, 2013
	Cumulative Original Loans, Guarantees and LTSPCs (1)	Cumulative Net Credit Losses	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
Before 2001	$7,365,009	$11,032	0.15%
2001	1,157,584	178	0.02%
2002	1,191,640	89	0.01%
2003	1,013,633	404	0.04%
2004	746,745	264	0.04%
2005	900,898	(213)	(0.02)%
2006	931,876	9,602	1.03%
2007	712,846	4,456	0.63%
2008	796,799	3,244	0.41%
2009	512,302	1,508	0.29%
2010	616,221	—	—%
2011	704,271	—	—%
2012	1,000,307	—	—%
2013	1,177,469	—	—%
Total	$18,827,600	$30,564	0.16%
By geographic region (2):
Northwest	$2,546,795	$7,402	0.29%
Southwest	6,762,961	9,045	0.13%
Mid-North	4,426,691	12,984	0.29%
Mid-South	2,048,769	(282)	(0.01)%
Northeast	1,496,854	83	0.01%
Southeast	1,545,530	1,332	0.09%
Total	$18,827,600	$30,564	0.16%
By commodity/collateral type:
Crops	$8,270,827	$4,403	0.05%
Permanent plantings	3,886,607	9,377	0.24%
Livestock	4,799,267	3,859	0.08%
Part-time farm	1,050,500	913	0.09%
Ag. Storage and processing (including ethanol facilities) (3)	674,342	12,012	1.78%
Other	146,057	—	—%
Total	$18,827,600	$30,564	0.16%

(1)	Excludes loans pledged to secure AgVantage securities.

(2)
Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

(3)
Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction and, as of December 31, 2013, approximately $21.3 million of the loans were not yet disbursed by the lender.

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

The following tables present concentrations of Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities (excluding AgVantage securities) by commodity type within geographic region and cumulative credit losses by origination year and commodity type:

Table 18

	December 31, 2013
	Farm & Ranch Concentrations by Commodity Type within Geographic Region
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(dollars in thousands)
By geographic region (1):
Northwest	$279,768	$87,996	$128,870	$12,400	$15,000	$—	$524,034
	5.5%	1.7%	2.5%	0.2%	0.3%	—%	10.2%
Southwest	512,149	659,762	528,068	34,907	16,692	531	1,752,109
	9.9%	12.8%	10.2%	0.7%	0.3%	—%	33.9%
Mid-North	1,363,284	24,120	180,437	12,711	115,992	6,124	1,702,668
	26.4%	0.5%	3.5%	0.3%	2.2%	0.1%	33.0%
Mid-South	368,257	11,932	191,183	26,408	2,990	589	601,359
	7.1%	0.2%	3.8%	0.5%	0.1%	—%	11.7%
Northeast	68,455	26,231	67,063	56,050	13,743	189	231,731
	1.3%	0.5%	1.2%	1.1%	0.3%	—%	4.4%
Southeast	74,944	97,783	150,484	20,267	6,501	1,200	351,179
	1.5%	1.9%	2.9%	0.4%	0.1%	—%	6.8%
Total	$2,666,857	$907,824	$1,246,105	$162,743	$170,918	$8,633	$5,163,080
	51.7%	17.6%	24.1%	3.2%	3.3%	0.1%	100.0%

(1)
Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Table 19

	December 31, 2013
	Cumulative Credit Losses/(Recoveries) by Origination Year and Commodity Type
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Total
	(in thousands)
By year of origination:
1995 and Prior	277	(79)	(107)	—	—	91
1996	(721)	2,296	(73)	—	—	1,502
1997	(397)	2,785	(131)	—	—	2,257
1998	(438)	1,848	1,781	—	—	3,191
1999	(108)	723	158	296	—	1,069
2000	7	1,907	1,049	(41)	—	2,922
2001	45	1	132	—	—	178
2002	—	—	—	89	—	89
2003	363	—	—	41	—	404
2004	—	—	162	102	—	264
2005	(87)	(263)	—	137	—	(213)
2006	1,729	—	40	145	7,688	9,602
2007	1,012	11	779	144	2,510	4,456
2008	2,623	—	—	—	621	3,244
2009	98	148	69	—	1,193	1,508
2010	—	—	—	—	—	—
2011	—	—	—	—	—	—
2012	—	—	—	—	—	—
2013	—	—	—	—	—	—
Total	$4,403	$9,377	$3,859	$913	$12,012	$30,564

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

The unpaid principal balance of outstanding AgVantage on-balance sheet Farm & Ranch Guaranteed Securities totaled $3.5 billion as of December 31, 2013 and $3.3 billion as of December 31, 2012. The unpaid principal balance of on-balance sheet Rural Utilities Guaranteed Securities structured as AgVantage transactions issued by the National Rural Utilities Cooperative Finance Corporation ("CFC") and held by Farmer Mac totaled $1.5 billion as of December 31, 2013 and $1.3 billion as of December 31, 2012. In addition, the unpaid principal balance of outstanding off-balance sheet AgVantage transactions totaled $1.0 billion as of December 31, 2013 and 2012.

The following table provides information about the issuers of AgVantage securities, as well as the required collateralization levels for those transactions as of December 31, 2013 and December 31, 2012:

Table 20

	December 31, 2013			December 31, 2012
Counterparty	Balance	Credit Rating	Required Collateralization	Balance	Credit Rating	Required Collateralization
	(dollars in thousands)
MetLife(1)	$2,750,000	AA-	103%	$2,750,000	AA-	103%
CFC	1,538,214	A	100%	1,311,175	A	100%
Rabo Agrifinance, Inc.	1,700,000	N/A	106%	1,500,000	N/A	106%
Rabobank N.A.	50,000	N/A	106%	50,000	N/A	106%
Other(2)	9,650	N/A	111% to 120%	9,200	N/A	111% to 120%
Total outstanding	$6,047,864			$5,620,375

(1)	Includes securities issued by Metropolitan Life Insurance Company and MetLife Insurance Company of Connecticut.

(2)	Consists of AgVantage securities issued by 3 different issuers as of December 31, 2013 and 4 different issuers as of December 31, 2012.

Farmer Mac manages institutional credit risk related to lenders and servicers by requiring those institutions to meet Farmer Mac's standards for creditworthiness.  Farmer Mac monitors the financial condition of those institutions by evaluating financial statements and bank credit rating agency reports.  For more information on Farmer Mac's approval of lenders, see "Business—Farmer Mac Lines of Business—Farm & Ranch—Approved Lenders" and "Business—Farmer Mac Lines of Business—Farm & Ranch—Servicers."

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

Credit Risk – Other Investments. As of December 31, 2013, Farmer Mac had $749.3 million of cash and cash equivalents and $2.5 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's internal policies as well as FCA regulations, which establish limitations on dollar amount, issuer concentration, and credit quality. Those regulations can be found at 12 C.F.R. §§ 652.1-652.45 (the "Liquidity and Investment Regulations"). In addition to establishing a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize Farmer Mac's exposure to financial market volatility, preserve capital, and support Farmer Mac's access to the debt markets.

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

The Liquidity and Investment Regulations and Farmer Mac's policies also establish concentration limits, which are intended to limit exposure to any one counterparty. The Liquidity and Investment Regulations limit Farmer Mac's total credit exposure to any single issuer of securities and uncollateralized financial derivatives to 25 percent of Farmer Mac's regulatory capital (as of December 31, 2013, 25 percent of Farmer Mac's regulatory capital was $151.0 million). This limitation is not applied to the obligations of the United States or to qualified investment funds. The limitation applied to the obligations of any GSE is 100 percent of Farmer Mac's regulatory capital. Farmer Mac's policy applicable to new investments limits Farmer Mac's total exposure to any single issuer of securities (other than GSEs and Government Agencies) and uncollateralized financial derivatives to 5 percent of Farmer Mac's regulatory capital. See

"—Regulatory Matters" for more information on recent changes to the Liquidity and Investment Regulations.

Interest Rate Risk.  Farmer Mac is subject to interest rate risk on all assets retained on its balance sheet because of possible timing differences in the cash flows of the assets and related liabilities.  This risk is primarily related to loans held, Farmer Mac Guaranteed Securities, and USDA Securities due to the ability of borrowers to prepay their loans before the scheduled maturities, thereby increasing the risk of asset and liability cash flow mismatches.  Cash flow mismatches in a changing interest rate environment can reduce the earnings of Farmer Mac if assets repay sooner than expected and the resulting cash flows must be reinvested in lower-yielding investments when Farmer Mac's funding costs cannot be correspondingly reduced, or if assets repay more slowly than expected and the associated debt must be replaced by higher-cost debt. As discussed below, Farmer Mac manages this interest rate risk by funding assets purchased with liabilities matching the duration and cash flow characteristics of the assets purchased.

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

In certain cases, yield maintenance provisions and other prepayment penalties contained in agricultural mortgage and rural utilities loans reduce, but do not eliminate, prepayment risk.  Those provisions require borrowers to make an additional payment when they prepay their loans, thus compensating Farmer Mac for the shortened duration of the prepaid loan.  As of December 31, 2013, 3 percent of the total outstanding balance of loans in the Farm & Ranch line of business where Farmer Mac either owned the loan or the beneficial interest in the underlying loan had yield maintenance provisions and 2 percent had other forms of prepayment protection (together covering 6 percent of all loans with fixed interest rates).  Of the Farm & Ranch loans purchased in 2013, none had yield maintenance or another form of prepayment protection. As of December 31, 2013, none of the USDA Securities had yield maintenance provisions; however, 8 percent contained prepayment penalties.  Of the USDA Securities purchased in 2013, 9 percent contained various forms of prepayment penalties.  As of December 31, 2013, 67 percent of the rural utilities loans owned by Farmer Mac had yield maintenance provisions.  Of the rural utilities loans purchased in 2013, 55 percent had yield maintenance provisions.  As of December 31, 2013, substantially all of the rural utilities loans held in trusts where Farmer Mac owned the beneficial interest in the underlying loan had yield maintenance provisions.

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

Farmer Mac's $749.3 million of cash and cash equivalents mature within three months and are funded with discount notes having similar maturities. As of December 31, 2013, $2.3 billion of the $2.5 billion of investment securities (92 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year. Those securities are funded with effectively floating rate debt that closely matches the rate adjustment dates of the associated investments. As of December 31, 2013, Farmer Mac had outstanding discount notes of $4.9 billion, medium-term notes that mature within one year of $2.4 billion, and medium-term notes that mature after one year of $5.0 billion.

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

The following schedule summarizes the results of Farmer Mac's MVE and NII sensitivity analysis as of December 31, 2013 and December 31, 2012 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

Table 21

	Percentage Change in MVE from Base Case
Interest Rate Scenario	December 31, 2013	December 31, 2012
+100 basis points	(2.2)%	4.8%
-25 basis points	0.1%	(2.2)%

	Percentage Change in NII from Base Case
Interest Rate Scenario	December 31, 2013	December 31, 2012
+100 basis points	2.2%	(0.4)%
-25 basis points	(8.1)%	(6.2)%

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

As of December 31, 2013, Farmer Mac's effective duration gap was 0.3 months, compared to minus 2.4 months as of December 31, 2012.  Longer-term interest rates increased significantly and the yield curves steepened during 2013. This sharp rate movement lengthened the duration of Farmer Mac's assets relative to its liabilities, thereby reducing Farmer Mac's duration gap and its overall interest rate sensitivity. Farmer Mac's interest rate sensitivity remains relatively low and at manageable levels.

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

As of December 31, 2013, Farmer Mac had $6.6 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to twenty-five years, of which $1.7 billion were pay-fixed interest rate swaps, $4.5 billion were receive-fixed interest rate swaps, and $0.4 billion were basis swaps.

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

As discussed in Note 6 to the consolidated financial statements, all financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Changes in the fair values of financial derivatives are reported in "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in fair value hedging relationships, changes in the fair values of the hedged items related to the risk being hedged are also reported in "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in cash flow hedging relationships, changes in fair value of the hedged items related to the risk being hedged are reported in "Accumulated other comprehensive (loss)/income, net of tax" in the consolidated balance sheets.  All of Farmer Mac's financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty.  As of December 31, 2013, Farmer Mac had uncollateralized net exposures of $3.0 million to three counterparties.

Liquidity and Capital Resources

Farmer Mac regularly accesses the capital markets for liquidity, and Farmer Mac has maintained access to the capital markets at favorable rates throughout 2013. Assuming continued access to the capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac also has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets. That plan involves borrowing through repurchase agreement arrangements and the sale of liquid assets. In accordance with the calculation prescribed by the Liquidity and Investment Regulations, Farmer Mac is required to maintain a minimum of 60 days of liquidity and targets 90 days of liquidity. In accordance with the methodology prescribed by those regulations, Farmer Mac maintained an average of 167 days of liquidity during 2013 and had 134 days of liquidity as of December 31, 2013. FCA recently adopted a final rule to revise its regulations governing the management of liquidity risk at Farmer Mac, which will require that Farmer Mac maintain a minimum of 90 days of liquidity and use a different methodology for calculating the available days of liquidity. For more information about this final rule, see "—Regulatory Matters."

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

Farmer Mac's board of directors has authorized the issuance of up to $15.0 billion of discount notes and medium-term notes (of which $12.3 billion was outstanding as of December 31, 2013), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac invests the proceeds of its debt issuances in purchases of loans, Farmer Mac Guaranteed Securities, and investment assets in accordance with policies established by its board of directors and subject to regulations established by FCA.

Liquidity.  The funding and liquidity needs of Farmer Mac's lines of business are driven by the purchase and retention of eligible loans, USDA Securities, and Farmer Mac Guaranteed Securities; the maturities of Farmer Mac's discount notes and medium-term notes; and payment of principal and interest on Farmer Mac Guaranteed Securities.  Farmer Mac's primary sources of funds to meet these needs are the proceeds of its debt issuances, fees for its guarantees and commitments, net effective spread, loan repayments, and maturities of AgVantage securities.

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

Farmer Mac maintains cash, cash equivalents (including U.S. Treasury securities and other short-term money market instruments), and other investment securities that can be drawn upon for liquidity needs.  The following table presents these assets as of December 31, 2013 and December 31, 2012:

Table 22

	December 31, 2013	December 31, 2012
	(in thousands)
Cash and cash equivalents	$749,313	$785,564
Investment securities:
Guaranteed by U.S. Government and its agencies	1,084,187	1,377,870
Guaranteed by GSEs	946,737	755,991
Preferred stock issued by GSEs	83,161	87,086
Corporate debt securities	195,591	129,179
Asset-backed securities	174,399	149,503
Total	$3,233,388	$3,285,193

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

The carrying value of Farmer Mac's ARCs investments was $65.3 million as of December 31, 2013, compared to $63.2 million of ARCs as of December 31, 2012.  As of December 31, 2013, Farmer Mac's carrying value of its ARCs was 88 percent of par.  The discounted carrying value reflects uncertainty regarding the ability to obtain par in the absence of any active market trading. See Note 13 for more information on the carrying value of ARCs.

Excluding $0.9 billion of holdings in U.S. Treasury securities, the following table presents Farmer Mac's largest holdings as of December 31, 2013.  These holdings are presented as either "Cash and cash equivalents" or "Investment securities" on the consolidated balance sheets.

Table 23

Investment	Issuer	Credit Rating	Outstanding Amount	Fair Value
			(in thousands)
Government Guaranteed Securities	Small Business Administration	(1)	$320,664	$328,554
Senior Agency Debt	Federal Home Loan Mortgage Corporation	AA+	248,682	248,805
Senior Agency Debt	Federal Home Loan Bank	AA+	227,695	227,655
Government Guaranteed Securities	National Credit Union Administration	AA+	183,320	184,027
GSE Guaranteed Securities	Federal National Mortgage Association	AA+	140,988	148,713
Senior Agency Debt	Federal National Mortgage Association	AA+	84,314	84,602
GSE Preferred Stock	CoBank, ACB (2)	A-	78,500	83,161
GSE Subordinated Debt	CoBank, ACB (2)	A-	70,000	63,385

(1)	No rating available, backed by the full faith and credit of the United States.

(2)	CoBank, ACB is an institution of the Farm Credit System, a government-sponsored enterprise.

Capital Requirements.  Farmer Mac's charter establishes three capital standards – minimum, critical, and risk-based.  The minimum capital requirement is expressed as a percentage of on-balance sheet assets and off-balance sheet obligations.  The critical capital requirement is equal to one-half of the minimum capital amount.  The charter does not specify the required level of risk-based capital but directs FCA to establish a risk-based capital stress test for Farmer Mac, using specified stress-test parameters.  Certain enforcement powers are given to FCA depending upon Farmer Mac's compliance with the capital standards.  Pursuant to FCA regulation on capital planning, Farmer Mac has also established a policy for maintaining a sufficient level of Tier 1 capital relative to its total risk-weighted assets, and has established parameters for restricting Tier 1-eligible dividend and employee (including officer) bonus payments if Tier 1 capital drops below specified levels. This policy will be effective for Farmer Mac for distributions commencing in first quarter 2014. See "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards" for a discussion of Farmer Mac's statutory and risk-based capital requirements, FCA enforcement powers, and Farmer Mac's Tier 1 capital policy, including restrictions on distributions. See also "—Regulatory Matters" for a discussion of the FCA's recently-effective final rule on Farmer Mac's capital planning.

As of December 31, 2013 and 2012, Farmer Mac was classified as within "level I" (the highest compliance level).  The following table sets forth Farmer Mac's minimum capital requirements and surpluses as of December 31, 2013 and 2012:

Table 24

	As of December 31,
	2013			2012
	Amount	Ratio	Capital Required	Amount	Ratio	Capital Required
	(dollars in thousands)
On-balance sheet assets (1)	$13,386,264	2.75%	$368,122	$12,478,534	2.75%	$343,160
Outstanding balance of off-balance sheet program assets	4,028,844	0.75%	30,217	4,079,765	0.75%	30,598
Financial derivatives (1)	25,599	0.75%	192	37,234	0.75%	279
Minimum capital requirement			398,531			374,037
Core capital			590,671			518,993
Excess capital			$192,140			$144,956

(1)	As defined for determining statutory minimum capital.

Based on the risk-based capital stress test, Farmer Mac's risk-based capital requirement as of December 31, 2013 was $90.8 million and Farmer Mac's regulatory capital of $604.0 million exceeded that amount by approximately $513.2 million.  Farmer Mac's risk-based capital requirement as of December 31, 2012 was $58.1 million and Farmer Mac's regulatory capital of $535.9 million exceeded that amount by approximately $477.8 million. Based on Farmer Mac's analysis of its capital position as of December 31, 2013, Farmer Mac believes that it would have been in compliance with its new policy for maintaining a Tier 1 capital ratio of at least 4.0 percent of risk-weighted assets plus a capital conservation buffer of more than 2.5 percent of risk-weighted assets, if the policy had been effective on that date.

Farmer Mac II LLC Preferred Stock is permanent equity of Farmer Mac II LLC, though it does not constitute a Tier 1 capital-eligible security. In an effort to increase Farmer Mac's Tier 1 capital, as defined under Farmer Mac's capital plan, Farmer Mac II LLC will likely redeem some or all of the outstanding Farmer Mac II LLC Preferred Stock on March 30, 2015 or a subsequent redemption date, at a cash redemption price equal to the liquidation preference if Farmer Mac is able to replace the Farmer Mac II LLC Preferred Stock with other securities issued by Farmer Mac constituting Tier 1 capital-eligible securities. In addition, prior to the initial redemption date on March 30, 2015 or between subsequent redemption dates, Farmer Mac or an affiliated third party may purchase FALConS from time to time in the open market, in privately negotiated transactions or through a public tender offer, and, subject to favorable market conditions, may seek to do so. For more information on the Farmer Mac II LLC Preferred Stock, see "Business—Farmer Mac Lines of Business—Financing—Equity Issuance—Non-Controlling Interest in Farmer Mac II LLC." For more information on Farmer Mac's capital plan, "Government Regulation of Farmer Mac—Capital Standards—Capital Adequacy Requirements."

Contractual Obligations.  The following table presents the amount and timing of Farmer Mac's known, fixed, and determinable contractual obligations by payment date as of December 31, 2013.  The payment amounts represent those amounts contractually due to the recipient (including return of discount and interest on debt) and do not include unamortized premiums or discounts or other similar carrying value adjustments.

Table 25

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Discount notes (1)	$4,883,980	$—	$—	$—	$4,883,980
Medium-term notes (1)	2,458,000	2,706,715	1,206,000	1,097,867	7,468,582
Interest payments on fixed rate medium-term notes (2)	107,859	139,438	82,780	173,516	503,593
Interest payments on floating rate medium-term notes (3)	1,216	907	97	97	2,317
Operating lease obligations (4)	1,340	2,729	2,778	8,339	15,186
Purchase obligations (5)	614	61	—	—	675

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

(3)
Calculated using the effective interest rates as of December 31, 2013.  As a result, these amounts do not reflect the effects of changes in the contractual interest rates effective on future interest rate reset dates.

(4)
Includes amounts due under non-cancelable operating leases for office space and office equipment. See Note 12 to the consolidated financial statements for more information regarding Farmer Mac's minimum lease payments for office space.

(5)
Includes minimum amounts due under non-cancelable agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms.  These agreements include agreements for the provision of consulting services, information technology support, equipment maintenance, and financial analysis software and services.  The amounts actually paid under these agreements will likely be higher due to the variable components of some of these agreements under which the ultimate obligation owed is determined by reference to actual usage or hours worked.  The table does not include amounts due under agreements that are cancelable without penalty or further payment as of December 31, 2013 and therefore do not represent enforceable and legally binding obligations.  The table also does not include amounts due under the terms of employment agreements with members of senior management; nor does it include payments that are based on a varying outstanding loan volume (such as servicing fees), as those payments are not known, fixed, and determinable contractual obligations.

Farmer Mac enters into financial derivative contracts under which it either receives cash from counterparties, or is required to pay cash to them, depending on changes in interest rates.  Financial derivatives are carried on the consolidated balance sheets at fair value, representing the net present value of expected future cash payments or receipts based on market interest rates as of the balance sheet date adjusted for the consideration of credit risk of Farmer Mac and its counterparties.  The fair values of the contracts change daily as market interest rates change.  Because the financial derivative liabilities recorded on the consolidated balance sheet as of December 31, 2013 do not represent the amounts that may ultimately be paid under the financial derivative contracts, those liabilities are not included in the table of contractual obligations presented above.  Further information regarding financial derivatives is included in Note 2(h) and Note 6 to the consolidated financial statements.

Contingent Liabilities.  In conducting its loan purchase activities, Farmer Mac enters into mandatory delivery commitments to purchase agricultural real estate mortgage loans and USDA Securities.  In conducting its LTSPC activities, Farmer Mac enters into arrangements whereby it commits to buy eligible loans under certain conditions at an undetermined future date. The following table presents these significant commitments:

Table 26

	As of December 31,
	2013	2012
	(in thousands)
LTSPCs	$2,261,862	$2,156,068
Mandatory commitments to purchase loans and USDA Securities	81,159	76,679

Further information regarding Farmer Mac's commitments to purchase loans is included in Note 12 to the consolidated financial statements.

Off-Balance Sheet Arrangements.  Farmer Mac offers two credit enhancement alternatives to direct loan purchases through the Farm & Ranch line of business that allow approved lenders the ability to retain the cash flow benefits of their loans and increase their liquidity and lending capacity: (1) LTSPCs and (2) Farmer Mac Guaranteed Securities.  Prior to the adoption of new accounting guidance on January 1, 2010 related to the consolidation of off-balance sheet assets, both types of transactions resulted in the creation of off-balance sheet obligations for Farmer Mac in the ordinary course of its business.  Effective January 1, 2010, securitization trusts where Farmer Mac is the primary beneficiary, as described in Note 2(q) to the consolidated financial statements, are consolidated on-balance sheet as "Loans held for investment in consolidated trusts."  LTSPCs and securitization trusts where Farmer Mac is not the primary beneficiary still result in the creation of off-balance sheet obligations for Farmer Mac.  In performing its purchase and guarantee obligations under LTSPCs and Farmer Mac Guaranteed Securities, Farmer Mac would have the right to enforce the underlying loans, and in the event of a default under the terms of those loans, would have access to the underlying collateral.

As of December 31, 2013 and 2012, outstanding off-balance sheet LTSPCs and Farmer Mac Guaranteed Securities totaled $4.0 billion and $4.1 billion, respectively.  The following table presents the balance of outstanding LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2013 and 2012:

Table 27

Outstanding Balance of LTSPCs and Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of December 31,
	2013	2012
	(in thousands)
Farm & Ranch obligations:
Farm & Ranch Guaranteed Securities	$1,735,751	$1,881,370
LTSPCs	2,261,862	2,156,068
Total Farm & Ranch obligations	3,997,613	4,037,438
Farmer Mac Guaranteed USDA Securities	20,222	29,658
Rural Utilities Guaranteed Securities	11,009	12,669
Total off-balance sheet	$4,028,844	$4,079,765

See "—Risk Management—Credit Risk – Loans and Guarantees" and Notes 2(c), 2(e), 5 and 12 to the consolidated financial statements for more information on Farmer Mac Guaranteed Securities and Notes 2(o) and 12 to the consolidated financial statements for more information on LTSPCs.

Regulatory Matters

The Dodd-Frank Act contains a variety of provisions designed to regulate financial markets. Certain provisions of the Dodd-Frank Act, including those regarding derivatives, corporate governance, and executive compensation, apply to Farmer Mac. Rules for mandatory clearing of many interest rate derivatives under the Dodd-Frank Act went into effect for Farmer Mac during second quarter 2013, and Farmer Mac anticipates that most of its derivatives executed in the future will be subject to mandatory clearing. In addition, rules for trading certain derivatives on electronic swap execution facilities under the Dodd-Frank Act recently went into effect, although most derivatives that Farmer Mac uses to hedge interest rate risk are currently not made available to trade by any swap execution facility and are therefore not required to be traded electronically through a swap execution facility. Farmer Mac does not expect that any of the final rules that have been passed or that are anticipated to be passed under the Dodd-Frank Act, including those related to clearing of derivatives or electronic trading on swap execution facilities, will have a material effect on Farmer Mac's business activities and operations or financial condition. Farmer Mac will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act and expects to be able to adapt successfully to any new applicable legislative and regulatory requirements.

On September 12, 2013, FCA adopted a final rule to revise its regulations governing business and capital planning at Farmer Mac, requiring Farmer Mac to submit, on an annual basis, a capital plan to FCA and to notify FCA before making a capital distribution (other than quarterly dividends that are the same as the previous quarter and other capital distributions that are consistent with Farmer Mac's capital plan). The rule also requires Farmer Mac to maintain sufficient capital to meet its policy goals under both expected and stressful scenarios, and sets forth various items that must be included in Farmer Mac's annual capital plan and capital adequacy goals. The final rule was published in the Federal Register on October 31, 2013 and became effective on January 3, 2014. In accordance with the requirements under the final rule, Farmer Mac has adopted a policy for maintaining a sufficient level of Tier 1 capital and imposing restrictions on Tier 1-eligible dividends and employee (including officer) bonus payments in the event that Tier 1 capital falls below specified thresholds. For more information on Farmer Mac's capital adequacy policy, see "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards." Farmer Mac does not expect its compliance with the final rule on capital planning, including Farmer Mac's policy on Tier 1 capital established under the final rule, to materially affect Farmer Mac's operations or financial condition.

On October 10, 2013, FCA adopted a final rule to revise the Liquidity and Investment Regulations governing the management of liquidity risk at Farmer Mac. The final rule adopted by FCA increases the minimum days-of-liquidity requirement for Farmer Mac's liquidity reserve from 60 to 90 days of maturing obligations, and also requires progressively higher-quality liquid assets to meet progressively shorter time intervals of obligations within the new 90-day minimum period. This rule was published in the Federal Register on November 1, 2013 and will become effective on April 30, 2014. Farmer Mac does not expect its compliance with the final rule on liquidity management to materially affect Farmer Mac's operations or financial condition. The final rule adopted on October 10, 2013 complements the final rule published by FCA on November 5, 2012 amending the Liquidity and Investment Regulations to address investment eligibility and management. FCA also has sought public comment regarding the use of credit ratings in the Liquidity and Investment Regulations, in accordance with the Dodd-Frank Act, for purposes of a final rule to be published at a later date.

On February 25, 2014, FCA published in the Federal Register an advance notice of proposed rulemaking (the "ANPRM") seeking public comment on Farmer Mac's board governance and standards of conduct, including director election procedures, director fiduciary duties, conflicts of interest, and risk governance. FCA is requesting comments on the ANPRM by April 28, 2014, and Farmer Mac intends to submit a comment letter on or prior to this date.

Other Matters

The expected effects of recently issued accounting pronouncements on the consolidated financial statements are presented in Note 2(r) to the consolidated financial statements.

Supplemental Information

The following tables present quarterly and annual information regarding loan purchases, guarantees, and LTSPCs and outstanding loans, guarantees, and LTSPCs:

Table 28

Farmer Mac New Purchases, Guarantees, and LTSPCs
	Farm & Ranch				Rural Utilities
		Guaranteed		USDA		Guaranteed
	Loans	Securities	LTSPCs (1)	Guarantees	Loans	Securities	Total
	(in thousands)
For the quarter ended:
December 31, 2013	$245,770	$50,000	$75,731	$58,438	$41,374	$245,000	$716,313
September 30, 2013	193,089	103,500	198,783	70,372	5,107	250,000	820,851
June 30, 2013	226,135	200,000	99,504	110,897	10,222	—	646,758
March 31, 2013	159,887	100,000	166,780	122,187	30,262	325,000	904,116
December 31, 2012	181,555	—	378,258	102,339	56,638	133,406	852,196
September 30, 2012	132,882	201,000	115,757	114,974	26,843	250,000	841,456
June 30, 2012	145,423	200,000	70,458	165,613	58,286	—	639,780
March 31, 2012	110,486	200,000	179,637	101,725	24,350	—	616,198
December 31, 2011	98,425	—	97,688	104,134	55,007	—	355,254

For the year ended:
December 31, 2013	824,881	453,500	540,798	361,894	86,965	820,000	3,088,038
December 31, 2012	570,346	601,000	744,110	484,651	166,117	383,406	2,949,630

(1)
Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction and, as of December 31, 2013, approximately $21.3 million of the loans were not yet disbursed by the lender.

Table 29

Farmer Mac Repayments of Loans, Guarantees and LTSPCs, and USDA Guarantees
	Farm & Ranch				Rural Utilities
		Guaranteed		USDA		Guaranteed
	Loans	Securities	LTSPCs	Guarantees	Loans	Securities	Total
	(in thousands)
For the quarter ended:
Scheduled	$6,729	$74,367	$36,063	$17,463	$6,897	$253,087	$394,606
Unscheduled	54,277	11,586	61,147	30,651	—	—	157,661
December 31, 2013	$61,006	$85,953	$97,210	$48,114	$6,897	$253,087	$552,267

Scheduled	$34,455	$14,983	$47,143	$21,235	$31,994	$256,638	$406,448
Unscheduled	84,889	12,232	81,761	39,514	5,259	—	223,655
September 30, 2013	$119,344	$27,215	$128,904	$60,749	$37,253	$256,638	$630,103

Scheduled	$7,242	$212,949	$50,222	$26,056	$—	$5,311	$301,780
Unscheduled	46,479	17,682	57,385	65,776	—	—	187,322
June 30, 2013	$53,721	$230,631	$107,607	$91,832	$—	$5,311	$489,102

Scheduled	$34,014	$28,453	$37,262	$29,918	$22,509	$77,925	$230,081
Unscheduled	101,180	26,417	64,021	59,743	—	—	251,361
March 31, 2013	$135,194	$54,870	$101,283	$89,661	$22,509	$77,925	$481,442

Scheduled	$3,691	$28,695	$12,347	$17,299	$—	$3,600	$65,632
Unscheduled	43,414	35,655	91,679	68,687	—	—	239,435
December 31, 2012	$47,105	$64,350	$104,026	$85,986	$—	$3,600	$305,067

Scheduled	$25,076	$15,718	$22,173	$21,357	$24,260	$250,001	$358,585
Unscheduled	97,030	20,869	69,828	73,578	3,927	—	265,232
September 30, 2012	$122,106	$36,587	$92,001	$94,935	$28,187	$250,001	$623,817

Scheduled	$10,252	$14,624	$18,501	$23,587	$3,564	$150,001	$220,529
Unscheduled	85,241	13,295	44,239	92,481	—	—	235,256
June 30, 2012	$95,493	$27,919	$62,740	$116,068	$3,564	$150,001	$455,785

Scheduled	$36,956	$20,760	$39,628	$26,561	$18,448	$95,700	$238,053
Unscheduled	76,679	23,946	65,698	58,699	—	—	225,022
March 31, 2012	$113,635	$44,706	$105,326	$85,260	$18,448	$95,700	$463,075

Scheduled	$18,901	$17,640	$21,679	$15,717	$—	$1,808	$75,745
Unscheduled	36,831	21,162	111,238	38,369	—	—	207,600
December 31, 2011	$55,732	$38,802	$132,917	$54,086	$—	$1,808	$283,345

For the year ended:
Scheduled	$82,440	$330,752	$170,690	$94,672	$61,400	$592,961	$1,332,915
Unscheduled	286,825	67,917	264,314	195,684	5,259	—	819,999
December 31, 2013	$369,265	$398,669	$435,004	$290,356	$66,659	$592,961	$2,152,914

Scheduled	$75,975	$79,797	$92,649	$88,804	$46,272	$499,302	$882,799
Unscheduled	302,364	93,765	271,444	293,445	3,927	—	964,945
December 31, 2012	$378,339	$173,562	$364,093	$382,249	$50,199	$499,302	$1,847,744

Table 30

Outstanding Balance of Farmer Mac Loans, Guarantees and LTSPCs, and USDA Guarantees
	Farm & Ranch				Rural Utilities
		Guaranteed		USDA		Guaranteed
	Loans	Securities	LTSPCs	Guarantees	Loans	Securities	Total
	(in thousands)
As of:
December 31, 2013	$2,135,467	$5,275,401	$2,261,862	$1,687,117	$1,052,251	$1,538,214	$13,950,312
September 30, 2013	1,950,703	5,311,354	2,283,341	1,676,793	1,017,774	1,546,301	13,786,266
June 30, 2013	1,876,958	5,235,069	2,213,462	1,667,170	1,049,920	1,552,939	13,595,518
March 31, 2013	1,704,544	5,265,700	2,221,565	1,648,105	1,039,698	1,558,250	13,437,862
December 31, 2012	1,679,851	5,220,570	2,156,068	1,615,579	1,031,945	1,311,175	13,015,188
September 30, 2012	1,545,401	5,284,920	1,881,836	1,599,226	975,307	1,181,369	12,468,059
June 30, 2012	1,534,625	5,120,507	1,858,080	1,579,187	976,651	1,181,370	12,250,420
March 31, 2012	1,944,956	4,488,165	1,850,362	1,529,642	921,929	1,331,371	12,066,425
December 31, 2011	1,948,105	4,332,871	1,776,051	1,513,177	916,027	1,427,071	11,913,302

Table 31

Outstanding Balance of Loans Held, On-Balance Sheet AgVantage Securities, and USDA Securities
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
December 31, 2013	$4,980,500	$1,827,744	$3,113,224	$9,921,468
September 30, 2013	4,970,420	1,802,255	2,924,785	9,697,460
June 30, 2013	4,714,119	1,871,225	2,964,004	9,549,348
March 31, 2013	4,670,617	1,797,456	2,883,474	9,351,547
December 31, 2012	4,483,454	1,803,866	2,648,103	8,935,423
September 30, 2012	4,904,265	1,213,588	2,473,086	8,590,939
June 30, 2012	5,035,743	1,259,568	2,063,490	8,358,801
March 31, 2012	4,993,233	1,210,405	2,410,310	8,613,948
December 31, 2011	5,288,687	1,230,374	1,967,960	8,487,021

The following table presents the quarterly net effective spread by business segment:

Table 32

	Net Effective Spread by Business Segment
	Farm & Ranch		USDA Guarantees		Rural Utilities		Corporate		Net Effective Spread
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
For the quarter ended:
December 31, 2013 (1)	$18,080	1.34%	$2,708	0.65%	$2,047	0.32%	$4,309	0.56%	$27,144	0.85%
September 30, 2013	16,174	1.23%	2,831	0.68%	2,985	0.46%	3,791	0.52%	25,781	0.83%
June 30, 2013	16,325	1.30%	2,738	0.68%	3,033	0.46%	3,967	0.58%	26,063	0.87%
March 31, 2013	16,049	1.32%	2,933	0.73%	3,014	0.51%	4,267	0.59%	26,263	0.90%
December 31, 2012	16,133	1.36%	2,869	0.74%	3,155	0.55%	4,303	0.56%	26,460	0.91%
September 30, 2012	16,839	1.46%	2,830	0.73%	3,109	0.57%	4,478	0.57%	27,256	0.95%
June 30, 2012	16,749	1.54%	2,790	0.74%	3,006	0.55%	4,664	0.64%	27,209	0.99%
March 31, 2012	14,874	1.45%	2,766	0.75%	3,177	0.54%	4,815	0.66%	25,632	0.94%
December 31, 2011	15,442	1.57%	2,693	0.74%	3,152	0.54%	4,735	0.71%	26,022	1.00%

(1)
Fourth quarter 2013 includes the impact in Farm & Ranch net effective spread of one-time adjustments for recovered buyout interest and yield maintenance (14 basis points in aggregate) and the impact in Rural Utilities of spread compression from the early refinancing of loans and AgVantage securities (11 basis points).

The following table presents quarterly core earnings reconciled to GAAP net income available to common stockholders:

Table 33

Core Earnings by Quarter Ended
	December 2013	September 2013	June 2013	March 2013	December 2012	September 2012	June 2012	March 2012	December 2011
	(in thousands)
Revenues:
Net effective spread	$27,144	$25,781	$26,063	$26,263	$26,460	$27,256	$27,209	$25,632	$26,022
Guarantee and commitment fees	7,130	7,046	6,954	6,792	6,764	6,591	6,607	6,660	6,740
Other	427	(466)	3,274	186	393	384	(294)	18	55
Total revenues	34,701	32,361	36,291	33,241	33,617	34,231	33,522	32,310	32,817

Credit related (income)/expenses:
Provisions for/(release of) losses	12	(36)	(704)	1,176	1,157	94	174	450	(118)
REO operating expenses	3	35	259	126	47	66	15	6	82
(Gains)/losses on sale of REO	(26)	(39)	(1,124)	(47)	(629)	13	(262)	—	(254)
Total credit related (income)/expenses	(11)	(40)	(1,569)	1,255	575	173	(73)	456	(290)

Operating expenses:
Compensation & employee benefits	4,025	4,523	4,571	4,698	5,752	4,375	4,574	4,485	3,916
General & Administrative	3,104	2,827	2,715	2,917	2,913	2,788	2,664	2,758	2,315
Regulatory fees	594	593	594	594	594	562	562	563	563
Total operating expenses	7,723	7,943	7,880	8,209	9,259	7,725	7,800	7,806	6,794

Net earnings	26,989	24,458	29,980	23,777	23,783	26,333	25,795	24,048	26,313
Income taxes	5,279	6,263	7,007	6,081	5,914	6,682	6,627	6,028	7,471
Non-controlling interest	5,546	5,547	5,547	5,547	5,546	5,547	5,547	5,547	5,546
Preferred stock dividends	882	881	881	851	720	719	720	720	720
Core earnings	$15,282	$11,767	$16,545	$11,298	$11,603	$13,385	$12,901	$11,753	$12,576

Reconciling items (after-tax effects):
Unrealized gains/(losses) on financial derivatives and hedging activities	8,003	4,632	11,021	5,712	4,719	3,456	(14,035)	10,185	386
Unrealized (losses)/gains on trading assets	(50)	(407)	(212)	136	1,778	(286)	(2,006)	714	2,476
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(10,864)	(421)	(564)	(618)	(4,534)	(873)	(901)	(958)	(1,875)
Net effects of settlements on agency forwards	114	(158)	955	(338)	(102)	699	(250)	509	(240)
Lower of cost or fair value adjustments on loans held for sale	—	—	—	—	(3,863)	—	—	—	—
GAAP net income/(loss) attributable to common stockholders	$12,485	$15,413	$27,745	$16,190	$9,601	$16,381	$(4,291)	$22,203	$13,323

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

Item 8. Financial Statements

Management's Report on Internal Control over Financial Reporting

The management of Farmer Mac is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Internal control over financial reporting is a process designed under the supervision of Farmer Mac's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Farmer Mac's financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Farmer Mac's internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Farmer Mac; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Farmer Mac are being made only in accordance with authorizations of management and directors of Farmer Mac; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Farmer Mac's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of Farmer Mac's Chief Executive Officer and Chief Financial Officer, Farmer Mac's management assessed the effectiveness of Farmer Mac's internal control over financial reporting as of December 31, 2013.  In making this assessment, Farmer Mac's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992).  Based on its evaluation under the COSO criteria, management concluded that Farmer Mac's internal control over financial reporting as of December 31, 2013 was effective.

Farmer Mac's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of Farmer Mac's internal control over financial reporting as of December 31, 2013, as stated in their report appearing below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of the Federal Agricultural Mortgage Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive (loss)/income, of equity, and of cash flows present fairly, in all material respects, the financial position of the Federal Agricultural Mortgage Corporation and its subsidiaries (“Farmer Mac”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Farmer Mac maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Farmer Mac's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on Farmer Mac's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
McLean, Virginia
March 13, 2014

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(in thousands)
Assets:
Cash and cash equivalents	$749,313	$785,564
Investment securities:
Available-for-sale, at fair value	2,483,147	2,498,382
Trading, at fair value	928	1,247
Total investment securities	2,484,075	2,499,629
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value	5,091,600	4,766,258
USDA Securities:
Available-for-sale, at fair value	1,553,669	1,486,595
Trading, at fair value	58,344	104,188
Total USDA Securities	1,612,013	1,590,783
Loans:
Loans held for sale, at lower of cost or fair value	—	673,991
Loans held for investment, at amortized cost	2,570,125	1,503,559
Loans held for investment in consolidated trusts, at amortized cost	629,989	563,575
Allowance for loan losses	(6,866)	(11,351)
Total loans, net of allowance	3,193,248	2,729,774
Real estate owned, at lower of cost or fair value	2,617	3,985
Financial derivatives, at fair value	19,718	31,173
Interest receivable (includes $9,276 and $9,676, respectively, related to consolidated trusts)	107,201	103,414
Guarantee and commitment fees receivable	43,904	41,789
Deferred tax asset, net	44,045	3,123
Prepaid expenses and other assets	14,046	66,709
Total Assets	$13,361,780	$12,622,201

Liabilities and Equity:
Liabilities:
Notes payable:
Due within one year	$7,338,781	$6,567,366
Due after one year	5,001,169	5,034,739
Total notes payable	12,339,950	11,602,105
Debt securities of consolidated trusts held by third parties	261,760	167,621
Financial derivatives, at fair value	75,708	150,682
Accrued interest payable (includes $2,823 and $2,534, respectively, related to consolidated trusts)	53,772	51,779
Guarantee and commitment obligation	39,667	37,803
Accounts payable and accrued expenses	9,986	13,710
Reserve for losses	6,468	5,539
Total Liabilities	12,787,311	12,029,239
Commitments and Contingencies (Note 12)
Equity:
Preferred stock:
Series A, par value $25 per share, 2,400,000 shares authorized, issued and outstanding	58,333	—
Series C, par value $1,000 per share, 100,000 shares authorized, 57,578 shares issued and outstanding	—	57,578
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,354,804 shares and 9,171,343 shares outstanding, respectively	9,355	9,171
Additional paid-in capital	110,722	106,617
Accumulated other comprehensive (loss)/income, net of tax	(16,202)	73,969
Retained earnings	168,877	102,243
Total Stockholders' Equity	332,616	351,109
Non-controlling interest - preferred stock	241,853	241,853
Total Equity	574,469	592,962
Total Liabilities and Equity	$13,361,780	$12,622,201
See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Interest income:
Investments and cash equivalents	$21,940	$24,729	$28,117
Farmer Mac Guaranteed Securities and USDA Securities	128,399	136,297	127,394
Loans	85,059	103,644	119,176
Total interest income	235,398	264,670	274,687
Total interest expense	137,276	142,690	153,382
Net interest income	98,122	121,980	121,305
Release of/(provision for) loan losses	481	(3,691)	(610)
Net interest income after release of loan losses	98,603	118,289	120,695
Non-interest income/(loss):
Guarantee and commitment fees	26,958	24,963	24,821
Gains/(losses) on financial derivatives and hedging activities	31,764	(19,829)	(92,645)
(Losses)/gains on trading assets	(819)	307	3,455
Gains on sale of available-for-sale investment securities	2,113	18	269
Gains on repurchase of debt	1,462	—	—
Gains on sale of real estate owned	1,236	878	974
Lower of cost or fair value adjustment on loans held for sale	—	(5,943)	8,887
Other income	3,057	3,341	6,850
Non-interest income/(loss)	65,771	3,735	(47,389)
Non-interest expense:
Compensation and employee benefits	17,817	19,186	17,884
General and administrative	11,563	11,123	9,732
Regulatory fees	2,375	2,281	2,277
Real estate owned operating costs, net	423	134	823
Provision for/(release of) losses	929	(1,816)	(2,957)
Other expenses	—	—	900
Non-interest expense	33,107	30,908	28,659
Income before income taxes	131,267	91,116	44,647
Income tax expense	33,752	22,156	5,797
Net income	97,515	68,960	38,850
Less: Net income attributable to non-controlling interest - preferred stock dividends	(22,187)	(22,187)	(22,187)
Net income attributable to Farmer Mac	75,328	46,773	16,663
Preferred stock dividends	(3,495)	(2,879)	(2,879)
Net income attributable to common stockholders	$71,833	$43,894	$13,784

Earnings per common share and dividends:
Basic earnings per common share	$6.64	$4.19	$1.33
Diluted earnings per common share	$6.41	$3.98	$1.28
See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net income	$97,515	$68,960	$38,850
Other comprehensive (loss)/income, net of tax:
Unrealized holding (losses)/gains on available-for-sale securities (1)	(75,465)	2,165	64,637
Unrealized gains on cash flow hedges (2)	70	—	—
Less reclassification adjustments included in:
Gains/(losses) on financial derivatives and hedging activities (3)	(12,598)	(6,358)	—
Gains on sale of available-for-sale investment securities (4)	(1,374)	(12)	(174)
Other income (5)	(804)	(1,196)	(3,368)
Other comprehensive (loss)/income	(90,171)	(5,401)	61,095
Comprehensive income	7,344	63,559	99,945
Less: Comprehensive income attributable to noncontrolling interest - preferred stock dividends	(22,187)	(22,187)	(22,187)
Comprehensive (loss)/income attributable to Farmer Mac	$(14,843)	$41,372	$77,758

(1)	Presented net of income tax benefit of $40.6 million and expense of $1.2 million and $34.8 million for the years ended December 31, 2013, 2012, and 2011, respectively.

(2)	Presented net of income tax expense of $38,000 for the year ended December 31, 2013.

(3)
Relates to the amortization of the unrealized gains on the hedged items prior to application of hedge accounting. Presented net of income tax benefit of $6.8 million and $3.4 million for the years ended December 31, 2013 and 2012, respectively.

(4)
Represents realized gains on sales of available-for-sale investment securities. Presented net of income tax benefit of $0.7 million, $6,000 and $0.1 million for the years ended and December 31, 2013, 2012, and 2011, respectively.

(5)
Represents amortization of deferred gains related to certain available-for-sale USDA Securities and Farmer Mac Guaranteed Securities. Presented net of income tax benefit of $0.4 million, $0.6 million, and $1.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	For the Year Ended December 31,
	2013		2012		2011
	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands)
Preferred stock:
Balance, beginning of period	58	$57,578	58	$57,578	58	$57,578
Issuance of Series A preferred stock	2,400	58,333	—	—	—	—
Redemption of Series C preferred stock	(58)	(57,578)	—	—	—	—
Balance, end of period	2,400	$58,333	58	$57,578	$58	$57,578
Common stock:
Balance, beginning of period	10,702	$10,702	10,357	$10,357	10,284	$10,284
Issuance of Class C common stock	184	184	345	345	73	73
Balance, end of period	10,886	$10,886	10,702	$10,702	10,357	$10,357
Additional paid-in capital:
Balance, beginning of period		$106,617		$102,821		$100,050
Stock-based compensation expense		2,966		2,428		2,929
Issuance of Class C common stock		25		14		22
Tax effect of stock-based awards		1,114		1,354		(180)
Balance, end of period		$110,722		$106,617		$102,821
Retained earnings:
Balance, beginning of period		$102,243		$62,554		$50,837
Net income attributable to Farmer Mac		75,328		46,773		16,663
Cash dividends:
Preferred stock, Series A ($1.3994 per share)		(3,359)		—		—
Preferred stock, Series C ($2.36 per share in 2013 and $50.00 per share in 2012 and 2011)		(136)		(2,879)		(2,879)
Common stock ($0.48 per share in 2013, $0.40 per share in 2012, $0.20 per share in 2011)		(5,199)		(4,205)		(2,067)
Balance, end of period		$168,877		$102,243		$62,554
Accumulated other comprehensive income:
Balance, beginning of period		$73,969		$79,370		$18,275
Other comprehensive (loss)/income, net of tax		(90,171)		(5,401)		61,095
Balance, end of period		$(16,202)		$73,969		$79,370
Total Stockholders' Equity		$332,616		$351,109		$312,680
Non-controlling interest - preferred stock:
Balance, beginning of period		$241,853		$241,853		$241,853
Balance, end of period		$241,853		$241,853		$241,853
Total Equity		$574,469		$592,962		$554,533

See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$97,515	$68,960	$38,850
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Guaranteed Securities	26,217	19,643	14,326
Amortization of debt premiums, discounts and issuance costs	11,839	14,658	12,800
Net change in fair value of trading securities, hedged assets, financial derivatives, and loans held for sale	(44,362)	(1,017)	44,124
Gains on sale of available-for-sale investment securities	(2,113)	(18)	(269)
Gains on repurchase of debt	(1,462)	—	—
Gains on sale of real estate owned	(1,236)	(878)	(974)
Total provision for/(release of) losses	448	1,875	(2,347)
Deferred income taxes	6,670	(1,982)	(18,939)
Stock-based compensation expense	2,967	2,428	2,929
Proceeds from repayment of trading investment securities	774	810	83,858
Purchases of loans held for sale	—	(171,925)	(214,116)
Proceeds from repayment of loans purchased as held for sale	168,589	151,473	95,991
Net change in:
Interest receivable	(3,835)	6,938	(19,982)
Guarantee and commitment fees receivable	(2,115)	(10,405)	3,368
Other assets	52,872	(43,200)	(9,623)
Accrued interest payable	1,993	(9,075)	3,723
Other liabilities	(771)	5,018	(6,899)
Net cash provided by operating activities	313,990	33,303	26,820
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(1,703,082)	(1,888,352)	(1,694,794)
Purchases of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	(1,635,394)	(1,469,057)	(2,209,604)
Purchases of loans held for investment	(911,846)	(564,251)	(489,483)
Purchases of defaulted loans	(6,704)	(17,024)	(21,663)
Proceeds from repayment of available-for-sale investment securities	1,350,491	1,410,427	891,108
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	1,125,270	862,992	749,399
Proceeds from repayment of loans purchased as held for investment	265,151	289,318	292,484
Proceeds from sale of available-for-sale investment securities	366,562	7,018	447,864
Proceeds from sale of Farmer Mac Guaranteed Securities	150,417	38,063	25,674
Proceeds from sale of real estate owned	4,042	2,056	4,201
Net cash used in investing activities	(995,093)	(1,328,810)	(2,004,814)
Cash flows from financing activities:
Proceeds from issuance of discount notes	64,859,652	67,404,261	68,770,286
Proceeds from issuance of medium-term notes	2,886,783	3,358,188	2,295,579
Payments to redeem discount notes	(64,952,365)	(67,577,763)	(67,459,368)
Payments to redeem medium-term notes	(2,066,602)	(1,790,000)	(1,366,275)
Excess tax benefits related to stock-based awards	1,160	2,113	243
Payments to third parties on debt securities of consolidated trusts	(56,278)	(106,438)	(148,234)
Proceeds from common stock issuance	1,913	2,935	22
Proceeds from Series A Preferred stock issuance	58,333	—	—
Retirement of Series C Preferred stock	(57,578)	—	—
Dividends paid - Non-controlling interest - preferred stock	(22,187)	(22,187)	(22,187)
Dividends paid on common and preferred stock	(7,979)	(7,084)	(4,946)
Net cash provided by financing activities	644,852	1,264,025	2,065,120
Net (decrease)/increase in cash and cash equivalents	(36,251)	(31,482)	87,126
Cash and cash equivalents at beginning of period	785,564	817,046	729,920
Cash and cash equivalents at end of period	$749,313	$785,564	$817,046
 See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

The Federal Agricultural Mortgage Corporation ("Farmer Mac") is a stockholder-owned, federally chartered instrumentality of the United States established under Title VIII of the Farm Credit Act of 1971, as amended (12 U.S.C. §§ 2279aa et seq.), which is sometimes referred to as Farmer Mac's charter.  Farmer Mac was originally created by the United States Congress to provide a secondary market for a variety of loans made to borrowers in rural America.  This secondary market is designed to increase the availability of long-term credit at stable interest rates to America's rural communities and to provide rural borrowers with the benefits of capital markets pricing and product innovation.  Since Farmer Mac's inception, Congress has expanded Farmer Mac's charter to authorize Farmer Mac to create the USDA Guarantees line of business and to purchase, and guarantee securities backed by, loans made by cooperative lenders to finance electrification and telecommunications systems in rural areas.

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

Farmer Mac conducts these activities through three lines of business – Farm & Ranch, USDA Guarantees, and Rural Utilities.  As of December 31, 2013, the total outstanding balance in all of Farmer Mac's lines of business was $14.0 billion.

Under the Farm & Ranch line of business, Farmer Mac purchases eligible mortgage loans secured by first liens on agricultural real estate and rural housing.  Farmer Mac also guarantees securities representing interests in, or obligations secured by, pools of mortgage loans eligible for the Farm & Ranch line of business.  Additionally, Farmer Mac commits to purchase, subject to the terms of the applicable LTSPC agreement, eligible Farm & Ranch mortgage loans. The securities guaranteed by Farmer Mac under this line of business are referred to as "Farm & Ranch Guaranteed Securities."  To be eligible, loans must meet Farmer Mac's credit underwriting, collateral valuation, documentation, and other specified standards.  As of December 31, 2013, outstanding loans held by Farmer Mac, loans that either backed off-balance sheet Farm & Ranch Guaranteed Securities or were subject to LTSPCs, and other Farm & Ranch Guaranteed Securities totaled $9.7 billion.

Under the USDA Guarantees line of business, Farmer Mac II LLC, a subsidiary of Farmer Mac, purchases the portions of certain agricultural, rural development, business and industry, and community facilities loans guaranteed by the United States Department of Agriculture under the Consolidated Farm and Rural Development Act (7 U.S.C. §§ 1921 et seq.).  USDA-guaranteed portions are referred to and presented on the consolidated balance sheets as "USDA Securities."  Farmer Mac II LLC also purchases USDA Securities in exchange for issuing securities to third parties backed by those USDA Securities, which are then also guaranteed by Farmer Mac. These issued securities are referred to and presented on the consolidated balance sheets as Farmer Mac Guaranteed USDA Securities. As of December 31, 2013, outstanding Farmer Mac Guaranteed USDA Securities and USDA Securities totaled $1.7 billion.

Farmer Mac initiated the Rural Utilities line of business in 2008 after Congress expanded Farmer Mac's authorized secondary market activities to include rural utilities loans.  Farmer Mac's authorized activities under this line of business are similar to those conducted under the Farm & Ranch line of business – purchases of, and guarantees of securities ("Rural Utilities Guaranteed Securities") backed by, eligible rural utilities loans.  To be eligible, loans must meet Farmer Mac's credit underwriting and other specified standards.  Farmer Mac has retained in its portfolio all of the rural utilities loans and Rural Utilities Guaranteed Securities under this line of business since its inception, with the exception of AgVantage securities that were sold to third parties and had an outstanding balance of $11.0 million as of December 31, 2013.  To date, Farmer Mac has not issued any LTSPCs with respect to rural utilities loans.  As of December 31, 2013, the aggregate outstanding principal balance of rural utilities loans held and Rural Utilities Guaranteed Securities was $2.6 billion.

Farm & Ranch Guaranteed Securities, Farmer Mac Guaranteed USDA Securities, and Rural Utilities Guaranteed Securities are collectively referred to as "Farmer Mac Guaranteed Securities."  The assets collateralizing Farmer Mac Guaranteed Securities include (1) loans, loan participation interests, or USDA Securities eligible under one of Farmer Mac's lines of business and (2) general obligations of lenders secured by pools of eligible loans.  Farmer Mac guarantees the timely payment of principal and interest on the resulting Farmer Mac Guaranteed Securities.  Farmer Mac may retain Farmer Mac Guaranteed Securities in its portfolio or sell them to third parties.

Farmer Mac's two principal sources of revenue are:

•	interest income earned on assets held on balance sheet, net of related funding costs and interest payments and receipts on financial derivatives (i.e., net effective spread); and

•	guarantee and commitment fees received in connection with outstanding Farmer Mac Guaranteed Securities and LTSPCs.

Farmer Mac funds its purchases of eligible loan assets and liquidity investment assets primarily by issuing debt obligations of various maturities in the public capital markets.  As of December 31, 2013, Farmer Mac had $4.9 billion of discount notes and $7.4 billion of medium-term notes outstanding.  The proceeds of debt issuance are invested in loan purchases, Farmer Mac Guaranteed Securities, and liquidity investment assets in accordance with policies established by Farmer Mac's board of directors that comply with regulations promulgated by the Farm Credit Administration ("FCA"), which establish limitations on dollar amount, issuer concentration, and credit quality.  Those regulations can be found at 12 C.F.R. §§ 652.1-652.45.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Farmer Mac conform with accounting principles generally accepted in the United States of America ("generally accepted accounting principles" or "GAAP").  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities (including, but not limited to, the allowance for loan losses, reserve for losses, other-than-temporary impairment of investment securities and fair value measurements) as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates. The following are the significant accounting policies that Farmer Mac follows in preparing and presenting its consolidated financial statements:

(a) Principles of Consolidation

The consolidated financial statements include the accounts of Farmer Mac and its two subsidiaries: (1) Farmer Mac Mortgage Securities Corporation ("FMMSC"), whose principal activities are to facilitate the purchase and issuance of Farmer Mac Guaranteed Securities and (2) Farmer Mac II LLC, whose principal activity is the operation of substantially all of the business related to the USDA Guarantees line of business – primarily the acquisition of USDA Securities.  The consolidated financial statements also include the accounts of variable interest entities ("VIEs") in which Farmer Mac determined itself to be the primary beneficiary.  See Note 2(q) for more information on consolidated VIEs.

A Farmer Mac guarantee of timely payment of principal and interest is an explicit element of the terms of all Farmer Mac Guaranteed Securities.  When Farmer Mac retains such securities in its portfolio, that guarantee is not extinguished.  For Farmer Mac Guaranteed Securities in Farmer Mac's portfolio, Farmer Mac has entered into guarantee arrangements with FMMSC.  The guarantee fee rate established between Farmer Mac and FMMSC is an element in determining the fair value of these Farmer Mac Guaranteed Securities, and guarantee fees related to these securities are reflected in guarantee and commitment fees in the consolidated statements of operations.  These guarantee fees totaled $10.9 million in 2013, $10.3 million in 2012, and $9.0 million in 2011. The corresponding expense of FMMSC has been eliminated against interest income in consolidation.  All other inter-company balances and transactions have been eliminated in consolidation.

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

The following table sets forth information regarding certain cash and non-cash transactions for the years ended December 31, 2013, 2012 and 2011:

Table 2.1

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cash paid during the period for:
Interest	$114,609	$112,663	$101,288
Income taxes	23,000	21,500	26,568
Non-cash activity:
Real estate owned acquired through loan liquidation	1,443	2,280	4,605
Loans acquired and securitized as Farmer Mac Guaranteed Securities	150,417	32,736	22,406
Purchases of investment securities traded, not yet settled	—	—	162,674
Consolidation of Farm & Ranch Guaranteed Securities from off-balance sheet to loans held for investment in consolidated trusts and to debt securities of consolidated trusts held by third parties	150,417	32,736	22,406
Deconsolidation of loans held for investment in consolidated trusts and debt securities of consolidated trusts held by third parties - transferred to off-balance sheet Farm & Ranch Guaranteed Securities	—	460,261	—
Transfers of loans held for sale to loans held for investment	673,991	—	878,798

On January 1, 2013, Farmer Mac transferred $674.0 million of loans from held for sale to held for investment because Farmer Mac either (1) no longer intends to sell these loans in the foreseeable future or (2) securitizes these loans using VIEs that are ultimately consolidated on Farmer Mac's balance sheet and reported as "Loans held for investment in consolidated trusts, at amortized cost." Farmer Mac transferred these loans at the lower of cost or fair value (determined on a pooled basis). Farmer Mac recorded a $5.9 million unamortized discount for loans transferred at fair value. At the time of purchase, loans are classified as either held for sale or held for investment depending upon management's intent and ability to hold the loans for the foreseeable future. Cash receipts from the repayment of loans are classified within the statements of cash flows based on management's intent upon purchase of the loan.

During 2012, Farmer Mac deconsolidated $460.3 million of Farm & Ranch Guaranteed Securities owned by Farm Credit West ("FCW") from loans held for investment in consolidated trusts and debt securities of consolidated trusts held by third parties to off-balance sheet Farm & Ranch Guaranteed Securities because FCW was no longer a related party as of June 30, 2012. See Note 2(q) for further information related to the consolidation of VIEs.

Effective January 1, 2011, Farmer Mac transferred $878.8 million of loans in the Farm & Ranch line of business from held for sale to held for investment because Farmer Mac no longer has the intent to securitize or sell these loans in the foreseeable future. Farmer Mac transferred these loans at their cost, which was lower than the estimated fair value at the time of transfer.

(c)	Investment Securities, Farmer Mac Guaranteed Securities and USDA Securities

Securities for which Farmer Mac does not have the positive intent and ability to hold to maturity are classified as available-for-sale or trading and are carried at estimated fair value.  Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated other comprehensive income in stockholders' equity.  For securities classified as trading,unrealized gains and losses are included in earnings.  Gains and losses on the sale of available-for-sale and trading securities are determined using the specific identification cost method.  As of December 31, 2013, Farmer Mac did not classify any securities as held-to-maturity. However, effective January 1, 2014, Farmer Mac transferred $1.6 billion of available-for-sale securities to a held-to-maturity classification as the company currently has the intent to hold the securities to maturity.

Farmer Mac determines the fair value of investment securities using quoted market prices, when available, and evaluates the securities for other-than-temporary impairment.  Farmer Mac determines the fair values of certain investment securities for which quoted market prices are not available, Farmer Mac Guaranteed Securities and USDA Securities based on the present value of the associated expected future cash flows.  In estimating the present value of the expected future cash flows, management is required to make estimates and assumptions.  The key estimates and assumptions include discount rates and collateral repayment rates.  Premiums, discounts and other deferred costs are amortized to interest income over the estimated life of the security using the effective interest method.

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

Loans for which Farmer Mac has the positive intent and ability to hold for the foreseeable future are classified as held for investment and reported at their unpaid principal balance, net of unamortized purchase discounts or premiums.  When Farmer Mac consolidates a trust, it recognizes the loans underlying the trust in the consolidated balance sheets as "Loans held for investment in consolidated trusts, at amortized cost."  See Note 2(q) for more information on the accounting policy related to consolidation.  Loans that Farmer Mac does not intend to hold for the foreseeable future are classified as held for sale and reported at the lower of cost or fair value determined on a pooled basis.  For loans held for investment and loans held for sale, the net unamortized purchase premium as of December 31, 2013 was $11.5 million, compared to $35.1 million as of December 31, 2012.  Farmer Mac does not amortize premiums and discounts related to loans held for sale.

(e)	Securitization of Loans

Asset securitization involves the transfer of financial assets to another entity in exchange for cash and/or beneficial interests in the assets transferred.  Farmer Mac or third parties transfer agricultural real estate mortgage loans or rural utilities loans into trusts that are used as vehicles for the securitization of the transferred loans.  The trusts issue Farmer Mac Guaranteed Securities that are beneficial interests in the assets of the trusts, to either Farmer Mac or third party investors.  Farmer Mac guarantees the timely payment of principal and interest on the securities issued by the trusts and receives guarantee fees as compensation for its guarantee.  Farmer Mac recognizes guarantee fees on an accrual basis over the terms of the Farmer Mac Guaranteed Securities, which generally coincide with the terms of the underlying loans.  As such, no guarantee fees are unearned at the end of any reporting period.  When Farmer Mac purchases a delinquent loan underlying a Farmer Mac Guaranteed Security, Farmer Mac stops accruing the guarantee fee upon loan purchase.

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

Real estate owned ("REO") consists of real estate acquired through loan liquidation and is recorded at fair value less estimated selling cost at acquisition.  Fair value is determined by appraisal or other appropriate valuation method.  Any excess of the recorded investment in the loan over the fair value less estimated selling cost is charged to the allowance for loan losses.  Subsequent to the acquisition, management continues to perform periodic valuations of real estate owned.  Declines in the net realizable value (fair value less estimated selling costs) are charged through income and presented in "Real estate owned operating costs, net" on the consolidated statements of operations.

Farmer Mac contracts with third parties to operate or preserve real estate owned and offered for sale when appropriate to maintain property value.  Non-recoverable costs are expensed as incurred and those related to the production of saleable goods or crops are capitalized to the extent they are realizable.  As revenues from the sale of goods or crops are received, they are applied first to any capitalized costs and any remaining revenues offset non-recoverable expenses incurred.  Farmer Mac had no capitalized costs as of December 31, 2013 and 2012.

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

Accounting for financial derivatives differs significantly depending on whether a derivative is designated in a hedging relationship. Derivative instruments designated in fair value hedging relationships mitigate exposure to changes in the fair value of assets or liabilities. Derivative instruments designated in cash flow hedging relationships mitigate exposure to the variability in expected future cash flows or other forecasted transactions. In order to qualify for fair value or cash flow hedge accounting treatment, documentation must indicate the intention to designate the derivative as a hedge of a specific asset or liability or a future cash flow. Effectiveness of the hedge must be assessed at inception and monitored over the life of the hedging relationship.

All financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Changes in the fair values of financial derivatives not designated as cash flow hedges are reported in "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in fair value hedging relationships, changes in the fair values of the hedged items related to the risk being hedged are also reported in "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations. The accrual of the contractual amounts due on the financial derivative is included as an adjustment to the yield of the hedged item and is reported in net interest income. For financial derivatives designated in cash flow hedging relationships, the effective portion of the derivative gain/loss is recorded in other comprehensive income; amounts are disclosed as a reclassification out of OCI when the hedged transaction affects earnings. Any ineffective portion of designated hedge transactions is recognized immediately in "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations.

Farmer Mac has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio, consistent with how Farmer Mac previously has been measuring credit risk for these instruments. See Notes 6 and 13 for more information on financial derivatives.

(i)	Notes Payable

Notes payable are classified as due within one year or due after one year based on the length of time remaining to their contractual maturities.  Debt issuance costs and premiums and discounts are deferred and amortized to interest expense using the effective interest method over the contractual life of the related debt.

(j)	Allowance for Losses

Farmer Mac maintains an allowance for losses to cover estimated probable losses incurred as of the balance sheet date on loans held ("allowance for loan losses") and loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities ("reserve for losses") based on available information.  Disaggregation by commodity type is performed, where appropriate, in analyzing the need for an allowance for losses. Farmer Mac Guaranteed Securities do not include AgVantage securities with regard to the allowance for losses discussion.

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

The total allowance for losses consists of a general allowance for losses and a specific allowance for individual impaired loans.

Charge-offs

Farmer Mac records a charge-off against the allowance for losses principally when a loss has been confirmed through the receipt of assets, generally the underlying collateral, in full satisfaction of the loan. The loss equals the excess of the recorded investment in the loan over the fair value of the collateral less estimated selling costs.

General Allowance for Losses

Farm & Ranch

Farmer Mac's methodology for determining its allowance for losses incorporates Farmer Mac's automated loan classification system.  That system scores loans based on criteria such as historical repayment performance, indicators of current financial condition, loan seasoning, loan size and loan-to-value ratio.  The allowance methodology captures the migration of loan scores across concurrent and overlapping 3-year time horizons and calculates loss rates separately within each loan classification for (1) loans underlying LTSPCs and (2) loans held and loans underlying Farm & Ranch Guaranteed Securities.  The calculated loss rates are applied to the current classification distribution of unimpaired loans in Farmer Mac's portfolio to estimate inherent losses, on the assumption that the historical credit losses and trends used to calculate loss rates will continue in the future.

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

Management believes that its use of this methodology produces a reasonable estimate of probable losses, as of the balance sheet date, for all loans held in the Farm & Ranch portfolio and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs. There were no purchases or sales during 2013 that materially affected the credit profile of the Farm & Ranch portfolio.

Rural Utilities

Farmer Mac separately evaluates the rural utilities loans it owns to determine if there are any probable losses inherent in those assets.  No allowance for losses has been provided for this portfolio segment based on the credit quality of the collateral supporting rural utilities assets and Farmer Mac's counterparty risk analysis. As of December 31, 2013 there were no delinquencies and no probable losses inherent in Farmer Mac's rural utilities loans.

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

Basic earnings per common share ("EPS") is based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per common share is based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options, stock appreciation rights ("SARs"), and non-vested restricted stock awards.  The following schedule reconciles basic and diluted EPS for the years ended December 31, 2013, 2012 and 2011:

Table 2.2

	For the Year Ended December 31,
	2013			2012			2011
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$71,833	10,816	$6.64	$43,894	10,479	$4.19	$13,784	$10,335	$1.33
Effect of dilutive securities (1):
Stock options, SARs and restricted stock		393	(0.23)		540	(0.21)		467	(0.05)
Diluted EPS	$71,833	11,209	$6.41	$43,894	11,019	$3.98	$13,784	10,802	$1.28

(1)
For the years ended December 31, 2013, 2012, and 2011 stock options and SARs of 33,730, 317,253, and 703,624 respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the years ended December 31, 2013, 2012, and 2011 contingent shares of non-vested restricted stock of 26,696, 79,300, and 76,340 respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions were not met.

(l)	Income Taxes

Deferred federal income tax assets and liabilities are established for temporary differences between financial and taxable income and are measured using the current enacted statutory tax rate.  Income tax expense is equal to the income taxes payable in the current year plus the net change in the deferred tax asset or liability balance.

Farmer Mac evaluates its tax positions at least quarterly to identify and recognize any liabilities related to uncertain tax positions in its federal income tax returns.  Farmer Mac uses a two-step approach in which income tax benefits are recognized if, based on the technical merits of a tax position, it is more likely than not (a probability of greater than 50 percent) that the tax position would be sustained upon examination by the taxing authority, which includes all related appeals and litigation process.  The amount of tax benefit recognized is then measured at the largest amount of tax benefit that is greater than 50 percent likely to be realized upon settlement with the taxing authority, considering all information available at the reporting date.  Farmer Mac's policy for recording interest and penalties associated with uncertain tax positions is to record them as a component of income tax expense.  Farmer Mac establishes a valuation allowance for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Farmer Mac recognized $3.0 million, $2.5 million, and $3.0 million of compensation expense related to stock options, SARs and non-vested restricted stock awards for 2013, 2012, and 2011, respectively.

(n)	Comprehensive Income

Comprehensive income represents all changes in stockholders' equity except those resulting from investments by or distributions to stockholders, and is comprised primarily of net income and unrealized gains and losses on securities available-for-sale, net of related taxes.

(o)	Long-Term Standby Purchase Commitments

Farmer Mac accounts for its LTSPCs as guarantees. Commitment fee income represents a reduction of the commitment obligation based on amortization using the actual prepayment experience on the underlying loans.  See Note 2(j) for Farmer Mac's policy for estimating probable losses for LTSPCs and Note 12 for more information on the accounting for LTSPCs.

(p)	Fair Value Measurement

Farmer Mac defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a fair value hierarchy that ranks the quality and reliability of the inputs to valuation techniques used to measure fair value.  The hierarchy gives highest rank to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest rank to unobservable inputs (level 3 measurements).

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

(q)	Consolidation of Variable Interest Entities

Farmer Mac has interests in various entities that are considered to be VIEs.  These interests include investments in securities issued by VIEs, such as Farmer Mac agricultural mortgage-backed securities created pursuant to Farmer Mac's securitization transactions and mortgage and asset-backed trusts that Farmer Mac did not create.  The consolidation model uses a qualitative evaluation that requires consolidation of an entity when the reporting enterprise both (1) has the power to direct matters which significantly impact the activities and success of the entity, and (2) has exposure to benefits and/or losses that could potentially be significant to the entity.  The reporting enterprise that meets both these conditions is deemed the primary beneficiary of the VIE. Upon consolidation of a VIE, Farmer Mac accounts for the incremental assets and liabilities initially at their carrying amounts.

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

For those trusts where Farmer Mac has a variable interest but has not been determined to be the primary beneficiary, Farmer Mac's interests are presented as either "Farmer Mac Guaranteed Securities," "USDA Securities," or "Investment securities" on the consolidated balance sheets.  Farmer Mac's involvement in VIEs classified as Farmer Mac or USDA Securities include securitization trusts under the USDA Guarantees line of business and certain trusts related to Farm & Ranch AgVantage securities.  In the case of USDA guaranteed trusts, Farmer Mac is not determined to be the primary beneficiary because it does not have the decision-making power over default mitigation activities.  Based on the USDA's program authority over the servicing and default mitigation activities of the USDA guaranteed portions of loans, Farmer Mac believes that the USDA has the power to direct the activities that most significantly impact the trust's economic performance. Farmer Mac does not have exposure to losses that could be significant to the trust and there are no triggers that would result in Farmer Mac superseding the USDA's authority with regard to directing the activities of the trust. For the AgVantage trusts, Farmer Mac currently does not have the power to direct the activities that have the most significant economic impact to the trust unless, as guarantor, there is a default by the issuer of the trust securities.  Should there be a default,

Farmer Mac would reassess whether it is the primary beneficiary of those trusts.  The amounts disclosed in the tables below represent Farmer Mac's holdings of a portion of the beneficial interests issued by these AgVantage Trusts. For VIEs classified as investment securities, which include auction-rate certificates, asset-backed securities and government-sponsored enterprise ("GSE")-guaranteed mortgage-backed securities, Farmer Mac is determined not to be the primary beneficiary because of the lack of voting rights or other powers to direct the activities of the trust.  The following tables present, by line of business, details about the consolidation of VIEs:

Table 2.3

	Consolidation of Variable Interest Entities
	December 31, 2013
	Farm & Ranch	USDA Guarantees	Rural Utilities	Investments	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost (1)	$259,509	$—	$370,480	$—	$629,989
Debt securities of consolidated trusts held by third parties (2)	261,760	—	—	—	261,760
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value (3)	33,248	21,234	—	—	54,482
Maximum exposure to loss (4)	30,000	21,088	—	—	51,088
Investment securities:
Carrying value	—	—	—	533,688	533,688
Maximum exposure to loss (4)	—	—	—	540,726	540,726
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (4) (5)	1,735,751	20,222	—	—	1,755,973

(1) Includes unamortized premiums related to Rural Utilities of $16.2 million.
(2) Includes borrower remittances of $2.3 million, which have not been passed through to third party investors as of December 31, 2013.
(3) Includes unamortized premiums and discounts and fair value adjustments related to Farm & Ranch and USDA Guarantees of $3.2 million and $0.1 million, respectively.
(4) Farmer Mac uses unpaid principal balance and outstanding face amount of investment securities to represent maximum exposure to loss.
(5) Of the Farm & Ranch amount, $765.8 million relates to unconsolidated trusts where Farmer Mac determined it was not the primary beneficiary due to shared power with an unrelated party.

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

Derivatives and Hedging

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The update permits the Overnight Index Swap Rate (“OIS”) to be used as a benchmark interest rate for hedge accounting purposes under Topic 815 in addition to Treasury rates and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The adoption of ASU 2013-10 did not have a material effect on Farmer Mac’s financial position, results of operations, or cash flows.

Receivables

Subsequent to year-end 2013, the FASB issued ASU 2014-04, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” This update clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.” ASU 2014-04 is effective for interim and annual periods beginning after December 15, 2014. The adoption of the new guidance will not have a material effect on Farmer Mac’s financial position, results of operations, or cash flows.

(s)	Reclassifications

Certain reclassifications of prior period information were made to conform to the current period presentation.

3.	RELATED PARTY TRANSACTIONS

Farmer Mac considers an entity to be a related party if (1) the entity holds at least five percent of a class of Farmer Mac voting common stock or (2) the institution has an affiliation with a Farmer Mac director and conducts material business with Farmer Mac. As provided by Farmer Mac's statutory charter, only banks, insurance companies and other financial institutions or similar entities may hold Farmer Mac's Class A voting common stock and only institutions of the FCS may hold Farmer Mac's Class B voting common stock.  Farmer Mac's statutory charter also provides that Class A stockholders elect five members of Farmer Mac's 15-member board of directors and that Class B stockholders elect five members of the board of directors.  Additionally, in order to participate in the Farm & Ranch program, a financial institution must own a requisite amount of Farmer Mac's common stock, based on the size and type of institution.  As a result of these requirements, Farmer Mac conducts business with related parties in the normal course of Farmer Mac's business. All related party transactions were conducted with terms and conditions comparable to those available to any other program participant not related to Farmer Mac.

Zions First National Bank:

The following transactions occurred between Farmer Mac and Zions First National Bank or its affiliates ("Zions"), which is the largest holder of Farmer Mac Class A voting common stock and a major holder of Class C non-voting common stock during 2013, 2012, and 2011:

Table 3.1

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Unpaid Principal Balance:
Purchases:
Loans	$210,088	$168,826	$125,088
USDA-guaranteed portions	13,153	14,415	5,218
Sales of Farmer Mac Guaranteed Securities	120,409	5,327	—

The purchases of loans from Zions under the Farm & Ranch line of business represented approximately 25.5 percent, 29.6 percent, and 25.2 percent of Farm & Ranch loan purchases for the years ended December 31, 2013, 2012, and 2011, respectively, and 11.5 percent, 8.8 percent, and 4.5 percent, respectively, of total new Farm & Ranch business volume. The purchases of USDA-guaranteed portions from Zions under the USDA Guarantees line of business represented approximately 3.6 percent, 3.0 percent, and 1.3 percent of that program's purchases for the year ended December 31, 2013, 2012, and 2011. Zions represented 5.1 percent and 4.7 percent, respectively of Farmer Mac's outstanding book of business at December 31, 2013 and 2012.

Farmer Mac or Zions received the applicable amounts shown below with respect to transactions between the two parties in 2013, 2012, and 2011:

Table 3.2

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Guarantee fees received by Farmer Mac	$417	$633	$940
Servicing fees retained by Zions	2,033	1,980	1,870

Farmer Mac and Zions were parties to interest rate swap contracts having an aggregate outstanding notional amount of approximately $29.3 million and $49.3 million as of December 31, 2013 and 2012, respectively.  As of December 31, 2013 and 2012, Farmer Mac had net interest payable to Zions under those contracts of approximately $0.3 million and $0.5 million, respectively. Zions acted as dealer with respect to approximately $37.0 million of par value of Farmer Mac discount notes during 2011and none in 2012 and 2013. The related commissions Farmer Mac paid to Zions for these services were immaterial.

The National Rural Utilities Cooperative Financial Corporation:

Farmer Mac considers the National Rural Utilities Cooperative Financial Corporation ("CFC") a related party due to its ownership of approximately 7.9 percent of Class A voting common stock. The following transactions occurred between Farmer Mac and CFC during 2013, 2012, and 2011:

Table 3.3

Farmer Mac Loan Purchases and Guarantees
	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Rural Utilities:
Loans	$86,965	$166,117	$203,789
On-balance sheet Farmer Mac Guaranteed Securities	820,000	383,406	—
Off-balance sheet Farmer Mac Guaranteed Securities	—	—	2,796
Total purchases and guarantees	$906,965	$549,523	$206,585

Those transactions with CFC represented 100 percent of Farmer Mac's loan purchase and guarantee volume under the Rural Utilities program for 2013, 2012, and 2011 and represented 29.4 percent, 18.6 percent, and 6.1 percent of total purchases for 2013, 2012, and 2011, respectively. Of Farmer Mac's total outstanding book of business at December 31, 2013 and 2012, CFC represented 18.6 percent and 18.0 percent, respectively. As of December 31, 2013 and for the year then ended, Farmer Mac had guarantee fees receivable of $0.7 million from CFC and earned guarantee fees of $4.1 million.  As of December 31, 2012 and for the year then ended, Farmer Mac had guarantee fees receivable of $0.7 million from CFC and earned guarantee fees of $4.4 million.  As of December 31, 2011 and for the year then ended, Farmer Mac had guarantee fees receivable of $1.1 million from CFC and earned guarantee fees of $5.4 million.

Farmer Mac also had interest receivable of $5.6 million and $5.7 million as of December 31, 2013 and 2012, respectively, and earned interest income of $23.7 million, $28.0 million, and $30.9 million during 2013, 2012, and 2011, respectively, related to its AgVantage transactions with CFC.

AgFirst Farm Credit Bank:

Farmer Mac has a related party relationship with AgFirst Farm Credit Bank ("AgFirst"), resulting from AgFirst being a holder of approximately 16.8 percent of Farmer Mac Class B voting common stock.

AgFirst entered into $8.1 million, $16.8 million, and $8.6 million of LTSPC transactions in 2013, 2012, and 2011, respectively, and the aggregate balance of LTSPCs outstanding as of December 31, 2013 and 2012 was $131.8 million and $186.5 million, respectively. Farmer Mac received from AgFirst $0.7 million, $0.8 million, and $1.0 million in commitment fees in 2013, 2012, and 2011, respectively, and had $0.1 million of commitment fees receivable as of December 31, 2013 and 2012.

AgFirst owns certain securities backed by rural housing loans for which Farmer Mac is the second-loss guarantor for the last ten percent.  As of December 31, 2013 and 2012, the outstanding balance of those securities owned by AgFirst was $121.9 million and $168.1 million, respectively.  Farmer Mac received guarantee fees of $0.5 million in 2013 and 2012 and $0.4 million in 2011, with respect to those securities.

Farm Credit Bank of Texas:

Farmer Mac has a related party relationship with Farm Credit Bank of Texas resulting from the bank being a holder of approximately 7.7 percent of Farmer Mac Class B voting common stock. During 2013, 2012, and 2011, Farmer Mac did not enter into any new LTSPCs with Farm Credit Bank of Texas. Farmer Mac received from Farm Credit Bank of Texas commitment fees of $0.2 million in 2013 and $0.3 million in 2012 and 2011, respectively. The aggregate amount of LTSPCs outstanding as of December 31, 2013 and 2012 was $63.2 million and $75.1 million, respectively. In 2013, 2012, and 2011, Farm Credit Bank of Texas retained $0.5 million, $0.6 million, and $0.8 million, respectively, in servicing fees for its work as a Farmer Mac central servicer.

Farm Credit West:

Farmer Mac had a related party relationship with Farm Credit West, ACA during 2012 and 2011 resulting from a member of Farmer Mac's board of directors being the Executive Vice President of Farm Credit West. Effective in June 2012, Farm Credit West was no longer a related party because the Executive Vice President of Farm Credit West was no longer a member of Farmer Mac's board of directors. Amounts, where presented for 2012, represent activity for the entire year.

During 2012 and 2011 Farm Credit West entered into $8.1 million and $2.1 million, respectively, of new LTSPCs. Farmer Mac received from Farm Credit West commitment fees of $0.3 million for each of the years ended December 31, 2012 and 2011. During 2003 and 2006, Farm Credit West, ACA converted $722.3 million and $129.0 million, respectively, of existing LTSPCs to Farm & Ranch Guaranteed Securities. The aggregate amount of LTSPCs outstanding as of December 31, 2012 was $95.4 million and the outstanding principal balance of the converted securities was $420.9 million. Farmer Mac understands that the current owner of some of those Farmer Mac Guaranteed Securities is CoBank, FCB. Farmer Mac received $1.9 million and $2.3 million in guarantee fees on those securities during 2012 and 2011, respectively. In 2012 and 2011 Farm Credit West retained $0.9 million and $1.0 million, respectively, in servicing fees for its work as a Farmer Mac central servicer.

Other Related Party Transactions:

Farmer Mac purchased $61.6 million, $37.1 million, and $29.7 million in loans from First Dakota Bank in 2013, 2012, and 2011, respectively. Farmer Mac entered into $1.0 million of new LTSPCs in 2013 and none in 2012 and 2011, respectively with First Dakota Bank. Farmer Mac purchased $9.3 million, $4.4 million, and $10.6 million in USDA Securities from Bath State Bank in 2013, 2012, and 2011, respectively. AgGeorgia Farm Credit, ACA ("AgGeorgia") was a related party for 2013 and 2012. Farmer Mac entered into $27.5 million and $51.5 million of new LTSPCs with AgGeorgia and received $0.1 million of commitment fees during both 2013 and 2012. These institutions had a related party relationship with Farmer Mac resulting from a member of Farmer Mac's board of directors being affiliated with the entity in some respect.

Farmer Mac owned $78.5 million par value of preferred stock and $70.0 million of subordinated debt issued by CoBank as of December 31, 2013 and 2012, respectively. Farmer Mac has a related party relationship with CoBank because CoBank is a major holder (32.6 percent) of Farmer Mac Class B voting common stock.

4.	INVESTMENT SECURITIES

The following tables present the amount outstanding, amortized cost, and fair values of Farmer Mac's investment securities as of December 31, 2013 and 2012:

Table 4.1

	December 31, 2013
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$74,100	$—	$74,100	$—	$(8,815)	$65,285
Floating rate asset-backed securities	166,185	(217)	165,968	195	(59)	166,104
Floating rate corporate debt securities	109,345	(3)	109,342	445	(18)	109,769
Fixed rate corporate debt securities	55,000	48	55,048	97	(4)	55,141
Floating rate Government/GSE guaranteed mortgage-backed securities	612,413	4,336	616,749	4,955	(435)	621,269
Fixed rate GSE guaranteed mortgage-backed securities (1)	1,173	3,966	5,139	3,518	—	8,657
Floating rate GSE subordinated debt	70,000	—	70,000	—	(6,615)	63,385
Fixed rate GSE preferred stock	78,500	365	78,865	4,296	—	83,161
Fixed rate taxable municipal bonds	30,595	84	30,679	5	(3)	30,681
Fixed rate senior agency debt	523,691	294	523,985	107	(30)	524,062
Fixed rate U.S. Treasuries	754,405	1,141	755,546	95	(8)	755,633
Total available-for-sale	2,475,407	10,014	2,485,421	13,713	(15,987)	2,483,147
Trading:
Floating rate asset-backed securities	3,553	—	3,553	—	(2,625)	928
Total investment securities	$2,478,960	$10,014	$2,488,974	$13,713	$(18,612)	$2,484,075

(1)	Fair value includes $7.4 million of an interest-only security with a notional amount of $152.4 million.

	December 31, 2012
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$74,100	$—	$74,100	$—	$(10,941)	$63,159
Floating rate asset-backed securities	150,519	(372)	150,147	933	(36)	151,044
Fixed rate asset-backed securities	6,501	—	6,501	—	—	6,501
Floating rate corporate debt securities	76,345	(32)	76,313	450	—	76,763
Fixed rate corporate debt securities	51,969	243	52,212	204	—	52,416
Floating rate Government/GSE guaranteed mortgage-backed securities	699,062	5,973	705,035	8,035	(211)	712,859
Fixed rate GSE guaranteed mortgage-backed securities	1,910	1	1,911	154	—	2,065
Floating rate GSE subordinated debt	70,000	—	70,000	—	(12,569)	57,431
Fixed rate GSE preferred stock	78,500	784	79,284	7,802	—	87,086
Floating rate senior agency debt	50,000	(6)	49,994	61	—	50,055
Fixed rate senior agency debt	72,700	287	72,987	128	(1)	73,114
Fixed rate U.S. Treasuries	1,163,400	2,240	1,165,640	258	(9)	1,165,889
Total available-for-sale	2,495,006	9,118	2,504,124	18,025	(23,767)	2,498,382
Trading:
Floating rate asset-backed securities	4,327	—	4,327	—	(3,080)	1,247
Total investment securities	$2,499,333	$9,118	$2,508,451	$18,025	$(26,847)	$2,499,629

During 2013, Farmer Mac received proceeds of $366.6 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $3.1 million and gross realized losses of $1.0 million. During 2012, Farmer Mac received proceeds of $7.0 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains $28,000 and gross realized losses of $10,000. During 2011, Farmer Mac received proceeds of $447.9 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $0.3 million and gross realized losses of $10,000.

As of December 31, 2013 and 2012, unrealized losses on available-for-sale investment securities were as follows:

Table 4.2

	December 31, 2013
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$65,285	$(8,815)
Floating rate asset-backed securities	50,129	(59)	—	—
Floating rate corporate debt securities	19,982	(18)	—	—
Fixed rate corporate debt securities	10,058	(4)	—	—
Floating rate Government/GSE guaranteed mortgage-backed securities	161,960	(435)	—	—
Floating rate GSE subordinated debt	—	—	63,385	(6,615)
Fixed rate taxable municipal bonds	8,041	(3)	—	—
Fixed rate senior agency debt	316,273	(30)	—	—
Fixed rate U.S. Treasuries	118,056	(8)	—	—
Total	$684,499	$(557)	$128,670	$(15,430)

	December 31, 2012
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$63,159	$(10,941)
Floating rate asset-backed securities	21,648	(27)	3,619	(9)
Floating rate Government/GSE guaranteed mortgage-backed securities	174,352	(209)	829	(2)
Floating rate GSE subordinated debt	—	—	57,431	(12,569)
Fixed rate senior agency debt	50,088	(1)	—	—
Fixed rate U.S. Treasuries	136,194	(9)	—	—
Total	$382,282	$(246)	$125,038	$(23,521)

The unrealized losses presented above are principally due to a general widening of credit spreads from the dates of acquisition to December 31, 2013 and 2012, as applicable. The resulting decrease in fair values reflect an increase in the perceived risk by the financial markets related to those securities. As of December 31, 2013, all of the investment securities in an unrealized loss position had credit ratings of at least "AA+" except two that were rated "A-" and one that was rated "BBB+". As of December 31, 2013, the aggregate unrealized loss on the security rated "BBB+" was $4,000, and the security matures in 2014. As of December 31, 2012, all of the investment securities in an unrealized loss position had credit ratings of at least "AA+" except one that was rated "A-". The unrealized losses were on 64 and 17 individual investment securities as of December 31, 2013 and 2012, respectively.

As of December 31, 2013, 7 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $15.4 million. As of December 31, 2012, 9 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $23.5 million.  Securities in unrealized loss positions 12 months or more have a fair value as of December 31, 2013 that is, on average, approximately 89.3 percent of their amortized cost basis. Farmer Mac believes that all of these unrealized losses are recoverable within a reasonable period of time by way of changes in credit spreads or maturity. Accordingly, Farmer Mac has concluded that none of the unrealized losses on these available-for-sale investment securities represents other-than-temporary impairment as of December 31, 2013 and December 31, 2012. Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

Farmer Mac did not own any held-to-maturity investment securities as of December 31, 2013 and December 31, 2012. As of December 31, 2013, Farmer Mac owned trading investment securities with an amortized cost of $3.6 million, a fair value of $0.9 million, and a weighted average yield of 4.25 percent. As of December 31, 2012, Farmer Mac owned trading investment securities with an amortized cost of $4.3 million, a fair value of $1.2 million, and a weighted average yield of 4.29 percent.

The amortized cost, fair value, and weighted average yield of available-for-sale investment securities by remaining contractual maturity as of December 31, 2013 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 4.3

	December 31, 2013
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$1,363,679	$1,363,878	0.54%
Due after one year through five years	196,460	197,281	1.03%
Due after five years through ten years	347,682	346,025	0.91%
Due after ten years	577,600	575,963	2.48%
Total	$2,485,421	$2,483,147	1.08%

5.	FARMER MAC GUARANTEED SECURITIES AND USDA SECURITIES

The following tables set forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities as of December 31, 2013 and 2012:

Table 5.1

	December 31, 2013
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Farm & Ranch	$3,539,650	$125	$3,539,775	$59,933	$(14,282)	$3,585,426
USDA Guarantees	21,089	(518)	20,571	669	(6)	21,234
Rural Utilities	1,527,205	—	1,527,205	4,118	(46,383)	1,484,940
Total Farmer Mac Guaranteed Securities	5,087,944	(393)	5,087,551	64,720	(60,671)	5,091,600
USDA Guaranteed Securities	1,590,433	4,585	1,595,018	2,753	(44,102)	1,553,669
Total available-for-sale	6,678,377	4,192	6,682,569	67,473	(104,773)	6,645,269
Trading:
USDA Guaranteed Securities	55,373	4,972	60,345	193	(2,194)	58,344
Total Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	$6,733,750	$9,164	$6,742,914	$67,666	$(106,967)	$6,703,613

	December 31, 2012
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Farm & Ranch	$3,339,200	$160	$3,339,360	$92,223	$(5,094)	$3,426,489
USDA Guarantees	26,238	(452)	25,786	909	(14)	26,681
Rural Utilities	1,298,506	—	1,298,506	18,530	(3,948)	1,313,088
Total Farmer Mac Guaranteed Securities	4,663,944	(292)	4,663,652	111,662	(9,056)	4,766,258
USDA Guaranteed Securities	1,461,184	5,975	1,467,159	19,605	(169)	1,486,595
Total available-for-sale	6,125,128	5,683	6,130,811	131,267	(9,225)	6,252,853
Trading:
USDA Guaranteed Securities	98,499	6,415	104,914	624	(1,350)	104,188
Total Farmer Mac Guaranteed Securities and USDA Guaranteed Securities	$6,223,627	$12,098	$6,235,725	$131,891	$(10,575)	$6,357,041

The unrealized losses presented above are principally due to higher interest rates from the date of acquisition to December 31, 2013 and 2012, as applicable.  The credit exposure related to Farmer Mac's USDA Guarantees line of business is covered by the full faith and credit guarantee of the United States.  As of December 31, 2013, 13 AgVantage securities in loss positions in the Farm & Ranch line of business had been in a loss position for more than 12 months with a total unrealized loss of $8.7 million. Each Farm & Ranch AgVantage security requires some level of overcollateralization and is secured by eligible loans of the issuing institution with a requirement that delinquent loans be removed from the collateral pool and replaced with current eligible loans. Thus, Farmer Mac does not believe it will realize any of those losses. None of the Rural Utilities Guaranteed Securities has been in an unrealized loss position for greater than 12 months. Farmer Mac has concluded that none of the unrealized losses on its available-for-sale Farmer Mac Guaranteed Securities and USDA Securities represents an other-than-temporary impairment as of December 31, 2013 and 2012.  Farmer Mac does not intend to sell these securities, and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

During 2013, 2012, and 2011, Farmer Mac realized no gains or losses from the sale of Farmer Mac Guaranteed Securities and USDA Securities.

The amortized cost, fair value, and weighted average yield of available-for-sale Farmer Mac Guaranteed Securities and USDA Securities by remaining contractual maturity as of December 31, 2013 are set forth below. The balances presented are based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 5.2

	December 31, 2013
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$904,030	$913,404	2.37%
Due after one year through five years	3,153,604	3,181,924	2.18%
Due after five years through ten years	757,080	748,279	2.02%
Due after ten years	1,867,855	1,801,662	2.59%
Total	$6,682,569	$6,645,269	2.30%

Farmer Mac did not own any held-to-maturity Farmer Mac Guaranteed Securities or USDA Securities as of December 31, 2013 and 2012. As of December 31, 2013, Farmer Mac owned trading USDA Securities with an amortized cost of $60.3 million, a fair value of $58.3 million, and a weighted average yield of 5.60 percent. As of December 31, 2012, Farmer Mac owned trading USDA Securities with an amortized cost of $104.9 million, a fair value of $104.2 million, and a weighted average yield of 5.77 percent.

6.	FINANCIAL DERIVATIVES

Farmer Mac enters into financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of certain assets, future cash flows, or debt issuance, not for trading or speculative purposes.  Farmer Mac enters into interest rate swap contracts to adjust the characteristics of its short-term debt to match more closely the cash flow and duration characteristics of its longer-term loans and other assets, and also to adjust the characteristics of its long-term debt to match more closely the cash flow and duration characteristics of its short-term assets, thereby reducing interest rate risk and often times deriving an overall lower effective cost of borrowing than would otherwise be available to Farmer Mac in the conventional debt market.  Certain financial derivatives are designated as fair value hedges of fixed rate assets classified as available-for-sale to protect against fair value changes in the assets related to a benchmark interest rate (i.e., LIBOR). Other financial derivatives are designated as cash flow hedges to mitigate the volatility of future interest rate payments on floating rate debt.

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

All financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Changes in the fair values of financial derivatives not designated as cash flow hedges are reported in "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in fair value hedging relationships, changes in the fair values of the hedged items related to the risk being hedged are also reported in "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in cash flow hedging relationships, the effective portion of the derivative gain/loss is recorded in other comprehensive income; amounts are disclosed as a reclassification out of OCI when the hedged transaction affects earnings. Any ineffective portion of designated hedge transactions is recognized immediately in"Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations.

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

Credit Risk:

Credit risk is the risk that a counterparty will fail to perform according to the terms of a financial derivative contract in which Farmer Mac has an unrealized gain.  Credit losses could occur in the event of non-performance by counterparties to these contracts. Non-exchange traded derivatives expose Farmer Mac to institutional credit risk to individual counterparties because transactions are executed and settled between Farmer Mac and each counterparty, exposing Farmer Mac to potential losses if a counterparty fails to meet its obligations. Farmer Mac mitigates this counterparty credit risk by contracting only with counterparties that have investment grade credit ratings, establishing and maintaining collateral requirements based upon credit ratings, and entering into netting agreements.  Netting agreements provide for the calculation of the net amount of all receivables and payables under all transactions covered by the netting agreement between Farmer Mac and a single counterparty.   Farmer Mac's exposure to credit risk related to its financial derivatives is represented by those counterparties for which Farmer Mac has a net receivable, including the effect of any netting arrangements.  As of December 31, 2013 and 2012, Farmer Mac's credit exposure to interest rate swap counterparties, excluding netting arrangements and any adjustment for nonperformance risk, but including accrued interest, was $25.1 million and $37.1 million, respectively; however, including netting arrangements and accrued interest, Farmer Mac's credit exposure was $3.3 million and $2.4 million as of December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, Farmer Mac held no cash and $1.7 million, respectively, as collateral for its derivatives in net asset positions, resulting in uncollateralized net asset positions of $3.0 million and $0.8 million, respectively. Farmer Mac records cash held as collateral as an increase in the balance of cash and cash equivalents and an increase in the balance of accounts payable and accrued expenses.

In the normal course of business, Farmer Mac and its counterparties enforce the collateral requirements contained in the related derivative contracts.  Under these collateral requirements, the amount of collateral posted is typically based on the net fair value of all derivative contracts with the counterparty, i.e., derivative assets net of derivative liabilities at the counterparty level.  If Farmer Mac were to default under a derivative contract (such as the failure to pay amounts when due, any other material breach of the agreement that remains unremedied, a material default under another of Farmer Mac's credit agreements, or bankruptcy, insolvency or receivership), the related counterparty could request payment or full collateralization on the derivative contract. In addition, if Farmer Mac ceases to be a federally chartered instrumentality of the United States, the related counterparty could request full collateralization on the derivative contract.  As of December 31, 2013 and 2012, the fair value of Farmer Mac's derivatives in a net liability position including accrued interest but excluding netting arrangements and any adjustment for nonperformance risk, was $92.0 million and $168.0 million, respectively; however, including netting arrangements and accrued interest, the fair value of Farmer Mac's derivatives in a net liability position at the counterparty level, was $74.8 million and $135.8 million as of December 31, 2013 and 2012, respectively.  Farmer Mac posted cash of $9.8 million and investment securities with a fair value of $1.5 million as of December 31, 2013 and posted cash of $60.3 million as of December 31, 2012 as collateral for its derivatives in net liability positions.  Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets. The investment securities posted as collateral are included in the investment securities balances on the consolidated balance sheets.  If Farmer Mac had breached certain provisions of the derivative contracts as of December 31, 2013 and 2012, it could have been required to settle its obligations under the agreements or post additional collateral of $63.5 million and $75.5 million, respectively. As of December 31, 2013 and 2012, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

Effective in second quarter 2013, Farmer Mac expanded its use of centrally-cleared derivatives by clearing through a clearinghouse certain interest rate swaps. Farmer Mac posts initial and variation margin to the clearinghouses through which centrally-cleared derivatives and futures contracts are traded. These collateral postings expose Farmer Mac to institutional credit risk in the event that either the clearinghouse or the futures commission merchant that Farmer Mac uses to post collateral to the clearinghouse fails to meet its obligations. Conversely, the use of centrally-cleared derivatives mitigates Farmer Mac's credit risk to individual counterparties because clearinghouses assume the credit risk among counterparties in centrally-cleared derivatives transactions. Of the $6.6 billion notional amount of interest rate swaps outstanding as of December 31, 2013, $2.3 billion were cleared through swap clearinghouses.

Interest Rate Risk:

Farmer Mac uses financial derivatives to manage its interest rate risk exposure by effectively modifying the interest rate reset or maturity characteristics of certain assets and liabilities and by locking in the rates for certain forecasted issuances of liabilities.  The primary financial derivatives Farmer Mac uses include interest rate swaps and forward sale contracts.  Farmer Mac uses interest rate swaps to assume fixed rate interest payments in exchange for floating rate interest payments and vice versa.  Depending on the economic hedging relationship, the effects of these agreements are (a) the conversion of long-term fixed rate assets to shorter-term floating rate assets, (b) the conversion of variable rate liabilities to longer-term fixed rate liabilities, or (c) the reduction of the variability of future changes in interest rates on forecasted issuances of liabilities.  The contractual amounts (net interest settlements) due under these agreements that are not designated in hedging relationships are recorded as "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations.

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements as of December 31, 2013 and December 31, 2012 and the effects of financial derivatives on the consolidated statements of operations for the years ended December 31, 2013 and 2012:

Table 6.1

	December 31, 2013
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$900,000	$—	$(28,989)	2.25%	0.24%		3.25
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	$10,000	$68	$—	2.50%	0.48%		6.95
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	806,596	7,570	(45,360)	4.63%	0.24%		4.86
Receive fixed non-callable	4,324,663	11,836	(262)	0.27%	0.70%		0.53
Receive fixed callable	175,000	83	(934)	0.10%	0.65%		3.30
Basis swaps	404,288	276	(318)	0.32%	0.29%		1.52
Agency forwards	65,704	86	—			98.91
Treasury futures	5,600	—	(1)			123.02
Credit valuation adjustment		(201)	156
Total financial derivatives	$6,691,851	$19,718	$(75,708)
Collateral (received)/pledged		—	9,844
Net amount		$19,718	$(65,864)

	December 31, 2012
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$950,000	$—	$(58,758)	2.20%	0.31%		4.07
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	805,622	357	(91,205)	4.83%	0.32%		4.14
Receive fixed non-callable	4,135,149	30,338	(211)	0.33%	0.85%		0.74
Receive fixed callable	245,000	6	(238)	0.15%	0.55%		3.89
Basis swaps	609,262	499	(784)	0.43%	0.36%		1.29
Agency forwards	59,035	—	(58)			101.22
Treasury futures	11,200	—	(12)			129.77
Credit valuation adjustment		(27)	584
Total financial derivatives	$6,815,268	$31,173	$(150,682)
Collateral (received)/pledged		(1,650)	60,311
Net amount		$29,523	$(90,371)

Table 6.2

	Gains/(Losses) on Financial Derivatives and Hedging Activities
	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Fair value hedges:
Interest rate swaps (1)	$29,538	$(404)	$—
Hedged items	(18,230)	6,388	—
Gains on hedging activities	11,308	5,984	—
No hedge designation:
Interest rate swaps	21,355	(24,763)	(86,402)
Agency forwards	(1,002)	(828)	(5,710)
Treasury futures	103	(129)	(513)
Credit default swaps	—	(93)	(20)
Gains/(losses) on financial derivatives not designated in hedging relationships	20,456	(25,813)	(92,645)
Gains/(losses) on financial derivatives and hedging activities	$31,764	$(19,829)	$(92,645)

(1)
Included in the assessment of hedge effectiveness at December 31, 2013, but excluded from the amounts in the table, were losses of $11.8 million for the year ended December 31, 2013, attributable to the fair value of the swaps at the inception of the hedging relationship. Accordingly, the amounts recognized as hedge ineffectiveness for the year ended December 31, 2013 were gains of $0.5 million. The comparable amounts at December 31, 2012 were losses of $6.1 million for the year ended December 31, 2012 attributable to the fair value of the swaps at the inception of the hedging relationship and, accordingly, gains of $0.1 million for the the year ended December 31, 2012 attributable to hedge ineffectiveness.

As of December 31, 2013, Farmer Mac had outstanding basis swaps with Zions First National Bank, a related party, with a total notional amount of $29.3 million and a fair value of $(0.2) million, compared to $49.3 million and $(0.7) million, respectively, as of December 31, 2012.  Under the terms of those basis swaps, Farmer Mac pays Constant Maturity Treasury-based rates and receives LIBOR.  Those swaps hedge most of the interest rate basis risk related to loans Farmer Mac purchases that pay a Constant Maturity Treasury-based rate and the discount notes Farmer Mac issues to fund the loan purchases.  The pricing of discount notes is closely correlated to LIBOR rates.  Farmer Mac recorded unrealized gains on those outstanding basis swaps for the years ended December 31, 2013, 2012, and 2011 of $0.5 million, $0.6 million, and $2.1 million, respectively.

7.	NOTES PAYABLE

Farmer Mac's borrowings consist of discount notes and medium-term notes, both of which are unsecured general obligations of Farmer Mac.  Discount notes generally have original maturities of 1 year or less, whereas medium-term notes generally have maturities of 6 months to 15 years.

The following tables set forth information related to Farmer Mac's borrowings as of December 31, 2013 and 2012:

Table 7.1

	December 31, 2013
	Outstanding as of December 31		Average Outstanding During the Year
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Due within one year:
Discount notes	$4,880,971	0.12%	$4,365,045	0.18%
Medium-term notes	179,999	0.17%	167,617	0.16%
Current portion of long-term notes	2,277,811	1.79%
Total due within one year	$7,338,781	0.64%
Due after one year:
Medium-term notes due in:
2015	$1,411,140	1.14%
2016	1,290,629	1.33%
2017	528,322	1.23%
2018	675,968	1.33%
Thereafter	1,095,110	2.85%
Total due after one year	5,001,169	1.60%
Total	$12,339,950	1.03%

	December 31, 2012
	Outstanding as of December 31		Average Outstanding During the Year
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Due within one year:
Discount notes	$4,966,010	0.16%	$5,181,559	0.18%
Medium-term notes	194,989	0.15%	84,961	0.20%
Current portion of long-term notes	1,406,367	0.80%
	$6,567,366	0.30%
Due after one year:
Medium-term notes due in:
2014	$1,679,364	2.36%
2015	1,128,413	1.40%
2016	863,799	1.74%
2017	616,187	1.19%
Thereafter	746,976	2.97%
Total due after one year	5,034,739	1.99%
Total	$11,602,105	1.03%

The maximum amount of Farmer Mac's discount notes outstanding at any month end during each of the years ended December 31, 2013 and 2012 was $4.9 billion and $5.7 billion, respectively.

Callable medium-term notes give Farmer Mac the option to redeem the debt at par value on a specified call date or at any time on or after a specified call date.  The following table summarizes by maturity date, the amounts and costs for Farmer Mac debt callable in 2014 as of December 31, 2013:

Table 7.2

Debt Callable in 2014 as of December 31, 2013
Maturity	Amount	Rate
(dollars in thousands)
2015	$83,927	0.49%
2016	160,898	0.53%
2017	68,935	0.89%
2018	143,892	1.12%
Thereafter	233,202	2.59%
	$690,854	1.38%

The following schedule summarizes the earliest interest rate reset date of total borrowings outstanding as of December 31, 2013, including callable and non-callable medium-term notes, assuming callable notes are redeemed at the initial call date:

Table 7.3

	Earliest Interest Rate Reset Date of Borrowings Outstanding
	Amount	Weighted-Average Rate
	(dollars in thousands)
Debt with interest rate resets in:
2014	$8,439,610	0.68%
2015	1,027,216	1.45%
2016	1,029,753	1.56%
2017	459,386	1.29%
2018	532,076	1.38%
Thereafter	851,909	2.95%
Total	$12,339,950	1.03%

During 2013 and 2012, Farmer Mac called $0.4 billion and $0.8 billion of callable medium-term notes, respectively.

Authority to Borrow from the U.S. Treasury

Farmer Mac's statutory charter authorizes it to borrow up to $1.5 billion from the U.S. Treasury through the issuance of debt obligations to the U.S. Treasury. Any funds borrowed from the U.S. Treasury may be used solely for the purpose of fulfilling Farmer Mac's guarantee obligations.  Any debt obligations issued by Farmer Mac under this authority would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac.  The charter requires Farmer Mac to repurchase any of its debt obligations held by the U.S. Treasury within a reasonable time.  As of December 31, 2013, Farmer Mac had not utilized this borrowing authority and does not expect to utilize this borrowing authority in the future.

Gains on Repurchase of Outstanding Debt

In 2013, Farmer Mac repurchased $29.1 million of outstanding debt at a gain of $1.5 million; no outstanding debt repurchases were made in 2012 or 2011.

8.	LOANS AND ALLOWANCE FOR LOSSES

Loans

Farmer Mac classifies loans as either held for investment or held for sale. Loans held for investment are recorded at the unpaid principal balance, net of unamortized premium or discount and other cost adjustments. Loans held for sale are reported at the lower of cost or fair value determined on a pooled basis. The following table displays the composition of the loan balances as of December 31, 2013 and 2012:

Table 8.1

	December 31, 2013			December 31, 2012
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Farm & Ranch	$1,875,958	$259,509	$2,135,467	$1,519,415	$160,436	$1,679,851
Rural Utilities	698,010	354,241	1,052,251	663,097	368,848	1,031,945
Total unpaid principal balance (1)	2,573,968	613,750	3,187,718	2,182,512	529,284	2,711,796
Unamortized premiums, discounts and other cost basis adjustments	(3,843)	16,239	12,396	981	34,291	35,272
Lower of cost or fair value adjustment on loans held for sale	—	—	—	(5,943)	—	(5,943)
Total loans	$2,570,125	$629,989	$3,200,114	$2,177,550	$563,575	$2,741,125

Loans held for investment, at amortized cost	$2,570,125	$629,989	$3,200,114	$1,503,559	$563,575	$2,067,134
Loans held for sale, at lower of cost or fair value	—	—	—	673,991	—	673,991
Total loans	2,570,125	629,989	3,200,114	2,177,550	563,575	2,741,125
Allowance for loan losses	(6,587)	(279)	(6,866)	(10,986)	(365)	(11,351)
Total loans, net of allowance	$2,563,538	$629,710	$3,193,248	$2,166,564	$563,210	$2,729,774

(1)	Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business.

Allowances for Losses

Farmer Mac maintains an allowance for losses to cover estimated probable losses on loans held and loans underlying long-term standby purchase commitments ("LTSPCs") and off-balance sheet Farmer Mac Guaranteed Securities.  As of December 31, 2013 and 2012, Farmer Mac recorded allowances for losses of $13.3 million and $16.9 million, respectively. See Note 5 and Note 12 for more information about Farmer Mac Guaranteed Securities.  Farmer Mac Guaranteed Securities do not include AgVantage securities with regard to the allowance for losses discussion.

Farmer Mac's allowance for losses is presented in two components on its consolidated balance sheets:

•	an "Allowance for loan losses" on loans held; and

•	a "Reserve for losses" on loans underlying LTSPCs and Farmer Mac Guaranteed Securities.

The following is a summary of the changes in the allowance for losses for each year in the three-year period ended December 31, 2013:

Table 8.2

	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Balance as of January 1, 2011	$9,803	$10,312	$20,115
Provision for/(release of) losses	610	(2,957)	(2,347)
Charge-offs	(252)	—	(252)
Balance as of December 31, 2011	$10,161	$7,355	$17,516
Provision for/(release of) losses	3,691	(1,816)	1,875
Charge-offs	(2,501)	—	(2,501)
Balance as of December 31, 2012	$11,351	$5,539	$16,890
(Release of)/provision for losses	(481)	929	448
Charge-offs	(4,004)	—	(4,004)
Balance as of December 31, 2013	$6,866	$6,468	$13,334

During 2013, Farmer Mac recorded releases to its allowance for loan losses of $0.5 million and provisions to its reserve for losses of $0.9 million. Farmer Mac also recorded $4.0 million of charge-offs to its allowance for loan losses during 2013. The charge-offs recorded in 2013 included a $3.6 million charge-off related to one ethanol loan that transitioned to real estate owned ("REO") during first quarter 2013 and for which Farmer Mac had previously provided a specific allowance.

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

The following tables present the changes in the allowance for losses for the year ended December 31, 2013 and 2012 by commodity type:

Table 8.3

	For the Year Ended December 31, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
For the Year Ended:
Beginning Balance	$2,589	$2,316	$1,534	$784	$9,661	$6	$16,890
(Release of)/provision for losses	(420)	(130)	(263)	4	1,256	1	448
Charge-offs	(45)	—	—	(334)	(3,625)	—	(4,004)
Ending Balance	$2,124	$2,186	$1,271	$454	$7,292	$7	$13,334

	For the Year Ended December 31, 2012
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
For the Year Ended:
Beginning Balance	$4,133	$3,099	$1,697	$477	$8,106	$4	$17,516
Provision for/(release of) losses	509	(408)	(163)	380	1,555	2	1,875
Charge-offs	(2,053)	(375)	—	(73)	—	—	(2,501)
Ending Balance	$2,589	$2,316	$1,534	$784	$9,661	$6	$16,890

The following tables present the unpaid principal balances of loans held and loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities and the related allowance for losses by impairment method and commodity type as of December 31, 2013 and 2012:

Table 8.4

	As of December 31, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$1,363,861	$295,037	$319,665	$39,940	$32,636	$359	$2,051,498
Off-balance sheet	1,279,887	567,932	912,397	109,884	138,282	8,159	3,016,541
Total	$2,643,748	$862,969	$1,232,062	$149,824	$170,918	$8,518	$5,068,039
Individually evaluated for impairment:
On-balance sheet	$21,147	$41,441	$10,844	$10,422	$—	$115	$83,969
Off-balance sheet	1,962	3,414	3,199	2,497	—	—	11,072
Total	$23,109	$44,855	$14,043	$12,919	$—	$115	$95,041
Total Farm & Ranch loans:
On-balance sheet	$1,385,008	$336,478	$330,509	$50,362	$32,636	$474	$2,135,467
Off-balance sheet	1,281,849	571,346	915,596	112,381	138,282	8,159	3,027,613
Total	$2,666,857	$907,824	$1,246,105	$162,743	$170,918	$8,633	$5,163,080
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$1,321	$325	$436	$20	$2,290	$—	$4,392
Off-balance sheet	397	159	642	42	5,002	4	6,246
Total	$1,718	$484	$1,078	$62	$7,292	$4	$10,638
Individually evaluated for impairment:
On-balance sheet	$362	$1,641	$140	$331	$—	$—	$2,474
Off-balance sheet	44	61	53	61	—	3	222
Total	$406	$1,702	$193	$392	$—	$3	$2,696
Total Farm & Ranch loans:
On-balance sheet	$1,683	$1,966	$576	$351	$2,290	$—	$6,866
Off-balance sheet	441	220	695	103	5,002	7	6,468
Total	$2,124	$2,186	$1,271	$454	$7,292	$7	$13,334

	As of December 31, 2012
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$977,564	$260,047	$268,869	$50,287	$42,812	$—	$1,599,579
Off-balance sheet	1,169,710	584,880	1,002,164	136,482	144,637	11,000	3,048,873
Total	$2,147,274	$844,927	$1,271,033	$186,769	$187,449	$11,000	$4,648,452
Individually evaluated for impairment:
On-balance sheet	$22,002	$29,647	$11,511	$12,660	$4,337	$115	$80,272
Off-balance sheet	2,073	7,958	5,197	2,436	—	901	18,565
Total	$24,075	$37,605	$16,708	$15,096	$4,337	$1,016	$98,837
Total Farm & Ranch loans:
On-balance sheet	$999,566	$289,694	$280,380	$62,947	$47,149	$115	$1,679,851
Off-balance sheet	1,171,783	592,838	1,007,361	138,918	144,637	11,901	3,067,438
Total	$2,171,349	$882,532	$1,287,741	$201,865	$191,786	$12,016	$4,747,289
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$1,406	$586	$499	$46	$2,265	$—	$4,802
Off-balance sheet	476	215	680	57	3,996	5	5,429
Total	$1,882	$801	$1,179	$103	$6,261	$5	$10,231
Individually evaluated for impairment:
On-balance sheet	$684	$1,465	$335	$665	$3,400	$—	$6,549
Off-balance sheet	23	50	20	16	—	1	110
Total	$707	$1,515	$355	$681	$3,400	$1	$6,659
Total Farm & Ranch loans:
On-balance sheet	$2,090	$2,051	$834	$711	$5,665	$—	$11,351
Off-balance sheet	499	265	700	73	3,996	6	5,539
Total	$2,589	$2,316	$1,534	$784	$9,661	$6	$16,890

The following tables present by commodity type the unpaid principal balances, recorded investment, and specific allowance for losses related to impaired loans and the recorded investment in loans on nonaccrual status as of December 31, 2013 and 2012:

Table 8.5

	As of December 31, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$6,956	$9,880	$6,671	$1,444	$—	$—	$24,951
Unpaid principal balance	6,825	9,877	6,588	1,443	—	—	24,733
With a specific allowance:
Recorded investment (1)	16,697	36,146	7,600	11,554	—	119	72,116
Unpaid principal balance	16,284	34,978	7,455	11,476	—	115	70,308
Associated allowance	406	1,702	193	392	—	3	2,696
Total:
Recorded investment	23,653	46,026	14,271	12,998	—	119	97,067
Unpaid principal balance	23,109	44,855	14,043	12,919	—	115	95,041
Associated allowance	406	1,702	193	392	—	3	2,696

Recorded investment of loans on nonaccrual status (2)	$10,812	$15,237	$5,344	$5,835	$—	$—	$37,228

(1)
Impairment analysis was performed in the aggregate in consideration of similar risk characteristics of the assets and historical statistics on $65.1 million (67 percent) of impaired loans as of December 31, 2013, which resulted in a specific reserve of $1.3 million.

(2)	Includes $9.6 million of loans that are less than 90 days delinquent but which have not met Farmer Mac's performance criteria for returning to accrual status.

	As of December 31, 2012
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$7,295	$11,652	$7,644	$3,140	$—	$907	$30,638
Unpaid principal balance	7,247	11,509	7,489	3,090	—	901	30,236
With a specific allowance:
Recorded investment (1)	17,214	26,567	9,360	12,118	4,337	117	69,713
Unpaid principal balance	16,829	26,095	9,219	12,007	4,337	114	68,601
Associated allowance	706	1,515	355	682	3,400	1	6,659
Total:
Recorded investment	24,509	38,219	17,004	15,258	4,337	1,024	100,351
Unpaid principal balance	24,076	37,604	16,708	15,097	4,337	1,015	98,837
Associated allowance	706	1,515	355	682	3,400	1	6,659

Recorded investment of loans on nonaccrual status (2)	$11,888	$15,789	$5,141	$8,180	$4,337	$—	$45,335

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

The following table presents by commodity type the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2013 and 2012:

Table 8.6

	December 31, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
For the Year Ended:
Average recorded investment in impaired loans	$28,387	$42,838	$16,117	$13,042	$867	$481	$101,732
Income recognized on impaired loans	793	2,254	277	444	—	—	3,768

	December 31, 2012
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
For the Year Ended:
Average recorded investment in impaired loans	$28,568	$35,071	$15,379	$15,953	$4,695	$1,033	$100,699
Income recognized on impaired loans	293	1,823	263	315	—	—	2,694

A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a troubled debt restructuring ("TDR"). Farmer Mac has granted a concession when, as a result of the restructuring, it does not expect to collect all amounts due in a timely manner, including interest accrued at the original contract rate. In making its determination of whether a borrower is experiencing financial difficulties, Farmer Mac considers several factors, including whether (1) the borrower has declared or is in the process of declaring bankruptcy, (2) there is substantial doubt as to whether the borrower will continue to be a going concern, and (3) the borrower can obtain funds from other sources at an effective interest rate at or near a current market interest rate for debt with similar risk characteristics. Farmer Mac evaluates TDRs similarly to other impaired loans for purposes of the allowance for losses. For the year ended December 31, 2013, the recorded investment of loans determined to be TDRs was $1.1 million, both before and after restructuring. For the year ended December 31, 2012, the recorded investment of loans determined to be TDRs was $2.6 million before restructuring and $2.8 million after restructuring. For the year ended December 31, 2011, the recorded investment of loans determined to be TDRs was $0.6 million, both before and after restructuring. As of December 31, 2013, there were no TDRs identified during the previous 12 months that were in default under the modified terms. As of December 31, 2012, there was one TDR identified during the previous 12 months that was in default, under the modified terms, with a recorded investment of $0.2 million. As of December 31, 2011, there were no TDRs identified during the previous 12 months that were in default under the modified terms. The impact of TDRs on Farmer Mac's allowance for loan losses for the years ended December 31, 2013, 2012, and 2011 was a provision of $0.1 million, a release of $0.3 million, and a release of $0.1 million, respectively.

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

During 2013, Farmer Mac purchased 11 defaulted loans having an unpaid principal balance of $6.7 million, from pools underlying Farm & Ranch Guaranteed Securities and LTSPCs.  During 2012, Farmer Mac purchased 15 defaulted loans having an unpaid principal balance of $17.0 million from pools underlying Farm & Ranch Guaranteed Securities and LTSPCs. During 2011, Farmer Mac purchased 20 defaulted loans having an unpaid principal balance of $21.7 million from pools underlying Farm & Ranch Guaranteed Securities and LTSPCs.

The following tables present information related to Farmer Mac's acquisition of defaulted loans for the years ended December 31, 2013, 2012, and 2011 and the outstanding balances and carrying amounts of all such loans as of December 31, 2013, 2012, and 2011:

Table 8.7

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Unpaid principal balance at acquisition date:
Loans underlying LTSPCs	$37	$8,091	$14,192
Loans underlying off-balance sheet Farmer Mac Guaranteed Securities	6,667	8,933	7,471
Total unpaid principal balance at acquisition date	6,704	17,024	21,663
Contractually required payments receivable	6,907	17,432	21,715
Impairment recognized subsequent to acquisition	477	4,774	3,845
Recovery/release of allowance for defaulted loans	949	997	714

	As of December 31,
	2013	2012	2011
	(in thousands)
Outstanding balance	$32,838	$41,737	$35,773
Carrying amount	29,613	33,798	29,461

Net credit losses and 90-day delinquencies as of and for the periods indicated for loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs are presented in the table below.  As of December 31, 2013, there were no delinquencies and no probable losses inherent in Farmer Mac's rural utilities loan portfolio and Farmer Mac has not experienced credit losses on any rural utilities loans.

Table 8.8

	90-Day Delinquencies (1)		Net Credit Losses
	As of December 31,		For the Year Ended December 31,
	2013	2012	2013	2012	2011
	(in thousands)
On-balance sheet assets:
Farm & Ranch:
Loans	$27,580	$29,592	$2,975	$1,673	$200
Total on-balance sheet	$27,580	$29,592	$2,975	$1,673	$200
Off-balance sheet assets:
Farm & Ranch:
LTSPCs	$716	$3,671	$—	$—	$—
Total off-balance sheet	$716	$3,671	$—	$—	$—
Total	$28,296	$33,263	$2,975	$1,673	$200

(1)
Includes loans and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, restructured after delinquency, and in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

Of the $27.6 million and $29.6 million of on-balance sheet loans reported as 90-day delinquencies as of December 31, 2013 and 2012, respectively, $1.2 million and $4.6 million, respectively, are loans subject to "removal-of-account" provisions.

Credit Quality Indicators

Farmer Mac analyzes credit risk related to loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities (excluding AgVantage securities) based on internally assigned loan scores (i.e., risk ratings) that are derived by taking into consideration such factors as historical repayment performance, indicators of current financial condition, loan seasoning, loan size, and loan-to-value ratio. Loans are then classified into one of the following asset categories based on their underlying risk rating: acceptable; other assets especially mentioned; and substandard. Farmer Mac believes this analysis provides meaningful information regarding the credit risk profile of its Farm & Ranch portfolio as of each quarterly reporting period end date.

Farmer Mac also uses 90-day delinquency information to evaluate its credit risk exposure on these assets because historically it has been the best measure of borrower credit quality deterioration. Most of the loans held and underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities have annual (January 1) or semi-annual (January 1 and July 1) payment dates and are supported by less frequent and less predictable revenue sources, such as the cash flows generated from the maturation of crops, sales of livestock, and government farm support programs.  Taking into account the reduced frequency of payment due dates and revenue sources, Farmer Mac considers 90-day delinquency to be the most significant observation point when evaluating delinquency information.

The following tables present credit quality indicators related to Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities (excluding AgVantage securities) as of December 31, 2013 and 2012:

Table 8.9

	As of December 31, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade (1)
On-balance sheet:
Acceptable	$1,348,205	$290,064	$300,308	$39,022	$10,987	$359	$1,988,945
Special mention (2)	15,656	4,973	19,357	918	6,267	—	47,171
Substandard (3)	21,147	41,441	10,844	10,422	15,382	115	99,351
Total on-balance sheet	$1,385,008	$336,478	$330,509	$50,362	$32,636	$474	$2,135,467
Off-Balance Sheet:
Acceptable	$1,251,834	$548,254	$844,130	$105,589	$99,072	$7,478	$2,856,357
Special mention (2)	10,977	15,621	36,555	917	11,011	578	75,659
Substandard (3)	19,038	7,471	34,911	5,875	28,199	103	95,597
Total off-balance sheet	$1,281,849	$571,346	$915,596	$112,381	$138,282	$8,159	$3,027,613
Total Ending Balance:
Acceptable	$2,600,039	$838,318	$1,144,438	$144,611	$110,059	$7,837	$4,845,302
Special mention (2)	26,633	20,594	55,912	1,835	17,278	578	122,830
Substandard (3)	40,185	48,912	45,755	16,297	43,581	218	194,948
Total	$2,666,857	$907,824	$1,246,105	$162,743	$170,918	$8,633	$5,163,080

Commodity analysis of past due loans (1)
On-balance sheet	$8,036	$11,841	$4,462	$3,122	$—	$119	$27,580
Off-balance sheet	220	—	—	496	—	—	716
90-days or more past due	$8,256	$11,841	$4,462	$3,618	$—	$119	$28,296

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)	Assets in the Special mention category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.

(3)	Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of December 31, 2012
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade (1)
On-balance sheet:
Acceptable	$947,097	$226,253	$252,525	$48,156	$11,972	$—	$1,486,003
Special Mention (2)	30,466	33,794	16,344	2,131	19,981	—	102,716
Substandard (3)	22,003	29,647	11,511	12,660	15,196	115	91,132
Total on-balance sheet	$999,566	$289,694	$280,380	$62,947	$47,149	$115	$1,679,851
Off-Balance Sheet
Acceptable	$1,143,790	$567,064	$922,254	$130,557	$114,983	$10,287	$2,888,935
Special Mention (2)	10,459	5,068	40,410	3,220	23,372	592	83,121
Substandard (3)	17,534	20,706	44,697	5,141	6,282	1,022	95,382
Total off-balance sheet	$1,171,783	$592,838	$1,007,361	$138,918	$144,637	$11,901	$3,067,438
Total Ending Balance:
Acceptable	$2,090,887	$793,317	$1,174,779	$178,713	$126,955	$10,287	$4,374,938
Special Mention (2)	40,925	38,862	56,754	5,351	43,353	592	185,837
Substandard (3)	39,537	50,353	56,208	17,801	21,478	1,137	186,514
Total	$2,171,349	$882,532	$1,287,741	$201,865	$191,786	$12,016	$4,747,289

Commodity analysis of past due loans (1)
On-balance sheet	$3,971	$10,756	$4,389	$6,022	$4,337	$117	$29,592
Off-balance sheet	697	45	2,833	96	—	—	3,671
90-days or more past due	$4,668	$10,801	$7,222	$6,118	$4,337	$117	$33,263

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)	Assets in the Special mention category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.

(3)	Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

Concentrations of Credit Risk

The following table sets forth the geographic and commodity/collateral diversification, as well as the range of original loan-to-value ratios, for all Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities (excluding AgVantage securities) and LTSPCs as of December 31, 2013 and 2012:

Table 8.10

	December 31, 2013	December 31, 2012
	(in thousands)
By commodity/collateral type:
Crops	$2,666,857	$2,171,349
Permanent plantings	907,824	882,532
Livestock	1,246,105	1,287,741
Part-time farm	162,743	201,865
Ag. Storage and Processing (including ethanol facilities)	170,918	191,786
Other	8,633	12,016
Total	$5,163,080	$4,747,289
By geographic region (1):
Northwest	$524,034	$456,522
Southwest	1,752,109	1,781,822
Mid-North	1,702,668	1,298,148
Mid-South	601,359	589,418
Northeast	231,731	261,756
Southeast	351,179	359,623
Total	$5,163,080	$4,747,289
By original loan-to-value ratio:
0.00% to 40.00%	$1,375,758	$1,338,715
40.01% to 50.00%	1,099,033	851,980
50.01% to 60.00%	1,431,562	1,296,225
60.01% to 70.00%	1,113,427	1,091,427
70.01% to 80.00%	110,828	122,259
80.01% to 90.00%	32,472	46,683
Total	$5,163,080	$4,747,289

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

During 2013, 2012, and 2011, Farmer Mac paid a quarterly dividend of $0.12, $0.10, and $0.05, respectively, per share on all classes of its common stock. On February 6, 2014, Farmer Mac's board of directors declared a quarterly dividend of $0.14 per share on Farmer Mac's common stock payable on March 31, 2014.  Farmer Mac's ability to declare and pay dividends on common stock could be restricted if it failed to comply with applicable capital requirements.

Preferred Stock

On January 17, 2013, Farmer Mac issued 2.4 million shares of 5.875 percent Non-Cumulative Preferred Stock, Series A (the "Series A Preferred Stock"). The Series A Preferred Stock has a par value of $25.00 per share, a liquidation preference of $25.00 per share, and an annual dividend rate of 5.875 percent. Dividends on the Series A Preferred Stock are non-cumulative, so dividends that are not declared for a payment date will not accrue. Farmer Mac incurred $1.7 million of direct costs related to the issuance of Series A Preferred Stock. Farmer Mac used the proceeds from the sale of the Series A Preferred Stock to redeem and retire the outstanding shares of Series C Non-Voting Cumulative Preferred Stock ("Series C Preferred Stock"). As of December 31, 2013, Farmer Mac had 2.4 million shares of Series A Preferred Stock outstanding. As of December 31, 2012, Farmer Mac had 57,578 shares of Series C Preferred Stock outstanding. Prior to its redemption, dividends on Series C Preferred Stock compounded quarterly at an annual rate of 5.0 percent of the then-applicable liquidation preference per share.

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

Dividends on the Farmer Mac II LLC Preferred Stock will be payable if, when, and as declared by Farmer Mac II LLC's board of directors, quarterly, on a non-cumulative basis, on March 30, June 30, September 30, and December 30 of each year.  From the date of issuance to but excluding the quarterly payment date occurring on March 30, 2015, the annual dividend rate on the Farmer Mac II LLC Preferred Stock will be 8.875 percent.  From March 30, 2015 to but excluding the quarterly payment date occurring on March 30, 2020, the annual dividend rate on the Farmer Mac II LLC Preferred Stock will be 10.875 percent.  Beginning on March 30, 2020, the dividend rate on the Farmer Mac II LLC Preferred Stock will be an annual rate equal to three-month LIBOR plus 8.211 percent.  Dividends on the Farmer Mac II LLC Preferred Stock are non-cumulative, so dividends that are not declared for any payment date will not accrue.  Farmer Mac II LLC Preferred Stock is permanent equity of Farmer Mac II LLC and is presented as "Non-controlling interest – preferred stock" within permanent equity on the consolidated balance sheets of Farmer Mac. Farmer Mac II LLC incurred $8.1 million of direct costs related to the issuance of the Farmer Mac II LLC Preferred Stock, which reduced the amount of non-controlling interest – preferred stock.  The accrual of declared dividends is presented as "Net income attributable to non-controlling interest – preferred stock dividends" on the consolidated statements of operations on a pre-tax basis.  The consolidated tax benefit is included in income tax expense. Farmer Mac II LLC may redeem the preferred stock on March 30 of 2015, 2016, 2017, 2018, and 2019 and on any payment date on or after March 30, 2020, in whole or in part, at a cash redemption price equal to the liquidation preference.

Equity-based Incentive Compensation Plans

Farmer Mac's 2008 Omnibus Incentive Compensation Plan authorizes the grants of restricted stock, stock options and SARs, among other alternative forms of equity-based compensation, to directors, officers and other employees.  SARs awarded to officers and employees vest annually in thirds and SARs awarded to directors vest fully after approximately one year.  If not exercised or terminated earlier due to the termination of employment or service on the Board, SARs granted to officers or employees expire after 10 years and those granted to directors expire after 7 years.  For all SARs granted, the exercise price is equal to the closing price of the Class C non-voting common stock on the date of grant.  SARs granted during 2013 have exercise prices ranging from $30.20 to $37.17 per share, SARs granted during 2012 have exercise prices ranging from $21.69 to $32.85 per share, and SARS granted during 2011 have exercise prices ranging from $18.14 to $18.17 per share.  During 2013, restricted stock awards were granted to directors with a vesting period of one year, to officers vesting in three years provided certain performance targets are met, and to officers and employees vesting annually in thirds. During 2012 and 2011, restricted stock awards were granted to directors with a vesting period of one year, and restricted stock awards were granted to officers vesting in three years provided certain performance targets are met.

The following tables summarize stock options, SARs and non-vested restricted stock activity for the years ended December 31, 2013, 2012, and 2011:

Table 9.1

	For the Year Ended December 31,
	2013		2012		2011
	Stock Options and SARs	Weighted- Average Exercise Price	Stock Options and SARs	Weighted- Average Exercise Price	Stock Options and SARs	Weighted- Average Exercise Price
Outstanding, beginning of year	788,748	$20.89	1,327,066	$18.72	1,924,133	$21.16
Granted	94,017	31.24	157,983	22.32	146,000	18.63
Exercised	(208,877)	16.24	(427,348)	13.18	(32,001)	6.99
Canceled	(9,643)	23.02	(268,953)	23.29	(711,066)	25.83
Outstanding, end of year	664,245	$23.78	788,748	$20.89	1,327,066	$18.72
Exercisable at end of year	483,216	$22.83	574,439	$21.76	914,743	$21.12

	For the Year Ended December 31,
	2013		2012		2011
	Non-vested Restricted Stock	Weighted- Average Grant Date Fair Value	Non-vested Restricted Stock	Weighted- Average Grant Date Fair Value	Non-vested Restricted Stock	Weighted- Average Grant Date Fair Value
Outstanding, beginning of year	91,311	$18.75	196,076	$12.15	182,609	$9.63
Granted	73,985	30.27	72,637	21.92	73,060	18.77
Canceled	(1,000)	31.42	(59,624)	16.98	(2,003)	18.77
Vested and issued	(66,011)	18.21	(117,778)	10.62	(57,590)	12.33
Outstanding, end of year	98,285	$27.66	91,311	$18.75	196,076	$12.15

The cancellations of stock options, SARs, and non-vested restricted stock during 2013, 2012, and 2011 were due either to unvested awards terminating in accordance with the provisions of the applicable stock option plans upon directors' or employees' departures from Farmer Mac, by voluntary forfeiture, or vested awards terminating unexercised on their expiration date.

Farmer Mac receives cash when stock options are exercised. Cash is not received from exercises of SARs or the vesting and issuance of restricted stock. Farmer Mac received $1.9 million from the exercise of stock options during 2013 and $2.9 million during 2012.  There were no exercises of stock options in 2011. During 2013, 2012, and 2011, the reduction of income taxes payable as a result of the deduction for the exercise of stock options and SARs and the vesting or accelerated tax elections of restricted stock was $2.1 million, $3.4 million, and $0.5 million, respectively.

During 2013 and 2012, Farmer Mac recorded a net increase to additional paid-in capital of $1.1 million and $1.4 million, respectively, and a net reduction of $0.2 million in 2011 related to stock-based compensation awards.

Farmer Mac has a policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of cash retainers. During 2013, Farmer Mac issued 842 shares of Class C non-voting common stock with a fair value of $26,000 to the 7 directors who made that election. During 2012, Farmer Mac issued 649 shares of Class C non-voting common stock with a fair value of $15,000 to the 4 directors who made that election.  During 2011, Farmer Mac issued 1,283 shares of Class C non-voting common stock with a fair value of $24,000 to the 4 directors who made that election.  Fair values are determined based on the closing price of the Class C non-voting common stock as of the last business day of each quarter.

The following tables summarize information regarding stock options, SARs, and non-vested restricted stock outstanding as of December 31, 2013:

Table 9.2

	Outstanding		Exercisable		Vested or Expected to Vest
Range of Exercise Prices	Stock Options and SARs	Weighted- Average Remaining Contractual Life	Stock Options and SARs	Weighted- Average Remaining Contractual Life	Stock Options and SARs	Weighted- Average Remaining Contractual Life
$5.00 - $ 9.99	32,000	5.3 years	32,000	5.3 years	32,000	5.3 years
10.00 - 14.99	68,331	6.4 years	68,331	6.4 years	68,331	6.4 years
15.00 - 19.99	74,000	7.4 years	46,333	7.4 years	70,660	7.4 years
20.00 - 24.99	141,537	5.7 years	84,204	3.9 years	136,204	5.6 years
25.00 - 29.99	229,354	3.5 years	229,354	3.5 years	229,354	3.5 years
30.00 - 34.99	115,023	8.3 years	22,994	4.4 years	110,368	8.3 years
35.00 - 39.99	4,000	9.1 years	—	—	3,720	9.1 years
	664,245		483,216		650,637

	Outstanding		Expected to Vest
Weighted- Average Grant-Date Fair Value	Non-vested Restricted Stock	Weighted-Average Remaining Contractual Life	Non-vested Restricted Stock	Weighted-Average Remaining Contractual Life
$15.00 - $19.99	13,300	0.2 years	6,650	0.2 years
20.00 - 24.99	12,000	1.2 years	11,160	1.2 years
25.00 - 29.99	—	—	—	—
30.00 - 34.99	72,985	1.4 years	67,930	1.4 years
	98,285		85,740

The weighted average exercise price of the 650,637 options and SARs vested or expected to vest as of December 31, 2013 was $23.77.

As of December 31, 2013 and 2012, the intrinsic value of options, SARs, and non-vested restricted stock outstanding, exercisable, and vested or expected to vest was $10.0 million and $11.4 million, respectively.  During 2013, 2012, and 2011, the total intrinsic value of options and SARs exercised was $3.8 million, $7.4 million, and $0.5 million, respectively.  As of December 31, 2013, there was $2.5 million of total unrecognized compensation cost related to non-vested stock options, SARS and restricted stock awards.  This cost is expected to be recognized over a weighted-average period of 1.5 years.

The weighted-average grant date fair values of options, SARs, and restricted stock awards granted in 2013, 2012, and 2011 were $23.12, $16.73, and $15.35 per share, respectively.  Under the fair value-based method of accounting for stock-based compensation cost, Farmer Mac recognized compensation expense of $3.0 million, $2.5 million, and $3.0 million during 2013, 2012, and 2011, respectively.

The fair values of stock options and SARs were estimated using the Black-Scholes option pricing model based on the following assumptions:

Table 9.3

	For the Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	0.6%	1.1%	2.2%
Expected years until exercise	4 years	5 years	6 years
Expected stock volatility	83.4%	94.6%	102.5%
Dividend yield	1.5%	1.8%	1.1%

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

Because restricted stock awards will be issued upon vesting regardless of the stock price, expected stock volatility is not considered in determining grant date fair value.  Restricted stock awards also accrue dividends which are paid at vesting.  The weighted-average grant date fair value of the restricted stock awarded in 2013, 2012, and 2011 was $30.27, $21.92, and $18.77 per share, respectively, which was the closing price of the stock on the date granted.

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

As of December 31, 2013, Farmer Mac's minimum and critical capital requirements were $398.5 million and $199.3 million, respectively, and its actual core capital level was $590.7 million, which was $192.2 million above the minimum capital requirement and $391.4 million above the critical capital requirement as of that date.  As of December 31, 2012, Farmer Mac's minimum and critical capital requirements were $374.0 million and $187.0 million, respectively, and its actual core capital level was $519.0 million, which was $145.0 million above the minimum capital requirement and $332.0 million above the critical capital requirement as of that date.

Based on the risk-based capital stress test, Farmer Mac's risk-based capital requirement as of December 31, 2013 was $90.8 million, and Farmer Mac's regulatory capital (core capital plus the allowance for losses) of $604.0 million exceeded that amount by approximately $513.2 million.  As of December 31, 2012, Farmer Mac's risk-based capital requirement was $58.1 million, and Farmer Mac's regulatory capital of $535.9 million exceeded that amount by approximately $477.8 million.

10.	INCOME TAXES

Farmer Mac is subject to federal income taxes but is exempt from state and local income taxes.  The components of the federal income tax expense for the years ended December 31, 2013, 2012, and 2011 were as follows:

Table 10.1

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Current income tax expense	$27,082	$24,138	$24,736
Deferred income tax expense/(benefit)	6,670	(1,982)	(18,939)
Income tax expense	$33,752	$22,156	$5,797

A reconciliation of tax at the statutory federal tax rate to the income tax expense for the years ended December 31, 2013, 2012, and 2011 is as follows:

Table 10.2

	For the Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Tax expense at statutory rate	$45,943	$31,891	$15,627
Non-taxable dividend income	(2,116)	(2,116)	(2,116)
Income from non-controlling interest	(7,766)	(7,766)	(7,766)
Valuation allowance	(2,693)	6	(254)
Other	384	141	306
Income tax expense	$33,752	$22,156	$5,797
Statutory tax rate	35.0%	35.0%	35.0%

The components of the deferred tax assets and liabilities as of December 31, 2013 and 2012 were as follows:

Table 10.3

	As of December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Basis differences related to financial derivatives	$22,349	$44,963
Basis differences related to securities	2,509	—
Unrealized losses on available-for-sale securities	8,762	—
Allowance for losses	4,667	5,911
Stock-based compensation	1,916	2,111
Capital loss carryforwards	38,532	39,272
Valuation allowance	(36,432)	(39,272)
Lower of cost or fair value adjustment on loans held for sale	—	2,080
Amortization of premiums on capital investments	1,499	1,352
Valuation allowance	(1,499)	(1,352)
Other	2,455	2,333
Total deferred tax assets	44,758	57,398
Deferred tax liability:
Basis differences related to securities	—	13,160
Unrealized gains on available-for-sale securities	—	39,829
Basis difference in subsidiary	353	1,118
Other	360	168
Total deferred tax liability	713	54,275
Net deferred tax asset	$44,045	$3,123

A valuation allowance is required to reduce a deferred tax asset to an amount that is more likely than not to be realized.  Future realization of the tax benefit from a deferred tax asset depends on the existence of sufficient taxable income of the appropriate character.  After the evaluation of both positive and negative objective evidence regarding the likelihood that its deferred tax assets will be realized, Farmer Mac established a valuation allowance of $37.9 million and $40.6 million, respectively, and as of December 31, 2013 and 2012, which was attributable to non-deductible capital losses on investment securities.  Farmer Mac did not establish a valuation allowance for the remainder of its deferred tax assets because it believes it is more likely than not that those deferred tax assets will be realized.  In determining its deferred tax asset valuation allowance, Farmer Mac considered its taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback and carryforward periods available under the tax law and the impact of possible tax planning strategies.  As of December 31, 2013, the amount of capital loss carryforwards was $110.1 million.  Of these capital loss carryforwards, $104.1 million will expire in 2014, $0.1 million in 2015, and $5.9 million in 2016.

As of December 31, 2013 both the recorded liability for uncertain tax positions and the corresponding deferred tax asset were $1.1 million. As of December 31, 2012 both the recorded liability for uncertain tax positions and the corresponding deferred tax asset were $1.0 million.

The following table presents the changes in unrecognized tax benefits for the years ended December 31, 2013, 2012, and 2011:

Table 10.4

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Beginning balance	$1,046	$1,175	$1,454
Increases/(decreases) based on tax positions related to current year	102	(129)	(279)
Ending balance	$1,148	$1,046	$1,175

The resolution of the unrecognized tax benefits presented above represents temporary differences and, therefore, would not result in a change to Farmer Mac's effective tax rate.  As of December 31, 2013 and 2012, accrued interest payable and the associated interest expense related to unrecognized tax benefits was immaterial and is presented as a component of income taxes.  Farmer Mac does not expect to be subject to, and has not recorded tax penalties.  The IRS currently is examining Farmer Mac's uncertain tax positions reported in its 2011 tax return; therefore, there may be a significant change in its unrecognized tax benefits within the next 12 months. Tax years 2010 through 2013 remain subject to examination.

11.	EMPLOYEE BENEFITS

Farmer Mac makes contributions to a defined contribution retirement plan for all of its employees. Farmer Mac contributed 13.2 percent of the lesser of an employee's gross salary or the maximum compensation permitted under the Economic Growth and Tax Relief Reconciliation Act of 2001 ("EGTRRA") ($255,000 for 2013, $250,000 for 2012, and $245,000 for 2011), plus 5.7 percent of the difference between: (1) the lesser of the gross salary or the amount established under EGTRRA; and (2) the Social Security Taxable Wage Base. Employees are fully vested after having been employed for approximately 3 years.  Expense for this plan for the years ended December 31, 2013, 2012, and 2011 was $1.1 million, $0.9 million, and $1.0 million, respectively.

12.	OFF-BALANCE SHEET GUARANTEES AND LONG-TERM STANDBY PURCHASE COMMITMENTS

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

The contractual terms of Farmer Mac's guarantees range from less than 1 year to 30 years.  However, the actual term of each guarantee may be significantly less than the contractual term based on the prepayment characteristics of the related agricultural real estate mortgage loans.  Farmer Mac's maximum potential exposure under these guarantees is comprised of the unpaid principal balance of the underlying agricultural real estate mortgage loans.  Guarantees issued or modified on or after January 1, 2003 are recorded in the consolidated balance sheets.  Farmer Mac's maximum potential exposure was $3.9 billion and $3.6 billion as of December 31, 2013 and 2012, respectively.  Farmer Mac's maximum potential exposure for guarantees issued prior to January 1, 2003, which are not recorded on the consolidated balance sheets, was $108.7 million and $474.7 million as of December 31, 2013 and 2012, respectively. The maximum exposure from these guarantees is not representative of the actual loss Farmer Mac is likely to incur, based on historical loss experience.  In the event Farmer Mac was required to make payments under its guarantees, Farmer Mac would have the right to enforce the terms of the loans, and in the event of default, would have access to the underlying collateral.  For information on Farmer Mac's methodology for determining the reserve for losses for its financial guarantees, see Note 2(j) and Note 8.  The following table presents changes in Farmer Mac's guarantee and commitment obligations in the consolidated balance sheets for the years ended December 31, 2013, 2012, and 2011:

Table 12.1

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Beginning balance, January 1	$37,803	$27,440	$30,308
Additions to the guarantee and commitment obligation (1)	8,414	15,134	5,097
Amortization of the guarantee and commitment obligation	(6,550)	(4,771)	(7,965)
Ending balance, December 31	$39,667	$37,803	$27,440
(1) Represents the fair value of the guarantee and commitment obligation at inception.

Off-Balance Sheet Farmer Mac Guaranteed Securities

Agricultural real estate mortgage loans, rural utilities loans and other related assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  Farmer Mac is obligated under its guarantee to ensure that the securities make timely payments to investors of principal and interest based on the underlying loans, regardless of whether the trust has actually received such scheduled loan payments.  As consideration for Farmer Mac's assumption of the credit risk on these securities, Farmer Mac receives guarantee fees that are recognized as earned on an accrual basis over the life of the loans and based upon the outstanding balance of the Farmer Mac Guaranteed Security.

Farmer Mac is required to perform under its obligation when the underlying loans for the off-balance sheet Farmer Mac Guaranteed Securities do not make their scheduled installment payments.  When a loan underlying a Farm & Ranch Guaranteed Security becomes 90 days or more past due, Farmer Mac may, in its sole discretion, repurchase the loan from the trust and generally does repurchase such loans, thereby reducing the principal balance of the outstanding Farm & Ranch Guaranteed Security.

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2013 and December 31, 2012, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans:

Table 12.2

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	December 31, 2013	December 31, 2012
	(in thousands)
Farm & Ranch:
AgVantage Securities	$970,000	$970,000
Guaranteed Securities	765,751	911,370
USDA Guarantees:
Farmer Mac Guaranteed USDA Securities	20,222	29,658
Rural Utilities:
AgVantage Securities	11,009	12,669
Total off-balance sheet Farmer Mac Guaranteed Securities	$1,766,982	$1,923,697

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

Farmer Mac has recourse to the USDA for any amounts advanced for the timely payment of principal and interest on Farmer Mac Guaranteed USDA Securities.  That recourse is the USDA guarantee, a full faith and credit obligation of the United States that becomes enforceable if a lender fails to repurchase the USDA-guaranteed portion from its owner within 30 days after written demand from the owner when (a) the borrower under the guaranteed loan is in default not less than 60 days in the payment of any principal or interest due on the USDA-guaranteed portion, or (b) the lender has failed to remit to the owner the payment made by the borrower on the USDA-guaranteed portion or any related loan subsidy within 30 days after the lender's receipt of the payment.

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  The following table summarizes the significant cash flows received from and paid to trusts used for Farmer Mac securitizations:

Table 12.3

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Proceeds from new securitizations	$150,417	$38,063	$25,674
Guarantee fees received	5,182	5,197	7,520
Purchases of assets from the trusts	(6,667)	(8,933)	(7,471)

Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $13.4 million as of December 31, 2013 and $15.8 million as of December 31, 2012. As of December 31, 2013 and December 31, 2012, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 12.8 years and 13.4 years, respectively.  As of December 31, 2013 and December 31, 2012, the weighted-average remaining maturity of the off-balance sheet AgVantage securities was 3.4 years and 4.7 years.

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

An LTSPC permits a seller to nominate from its portfolio an identified pool of loans for participation in the Farm & Ranch program, which are retained in the seller's portfolio and serviced by the seller.  Farmer Mac reviews the loan pool to confirm that it conforms to Farmer Mac's underwriting standards.  Upon Farmer Mac's approval of the eligible loans, the seller effectively transfers the credit risk on those loans to Farmer Mac, thereby reducing the seller's credit and concentration risk exposures and, consequently, its regulatory capital requirements and its loss reserve requirements.  Credit risk is transferred through Farmer Mac's commitment to purchase the identified loans from the counterparty based on Farmer Mac's original credit review and acceptance of the credit risk on the loans.

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

•	a mark-to-market price or in exchange for Farm & Ranch Guaranteed Securities (if the loans are not delinquent), in accordance with the terms of the applicable agreement.

The maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans, was $2.3 billion as of December 31, 2013 and $2.2 billion as of December 31, 2012.

As of December 31, 2013 and December 31, 2012, the weighted-average remaining maturity of all loans underlying LTSPCs was 13.9 years and 13.6 years, respectively.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the consolidated balance sheet.  This liability approximated $26.3 million as of December 31, 2013 and $22.0 million as of December 31, 2012.

Commitments

Farmer Mac enters into mandatory and optional delivery commitments to purchase loans.  Most loan purchase commitments entered into by Farmer Mac are mandatory commitments, in which Farmer Mac charges a fee to extend or cancel the commitment.  As of December 31, 2013 and 2012, commitments to purchase Farm & Ranch loans and USDA Guarantees totaled $54.8 million and $71.4 million, respectively, all of which were mandatory commitments.  As of December 31, 2013 and 2012, commitments to purchase rural utilities loans totaled $26.3 million and $5.3 million, respectively.  Any optional loan purchase commitments are sold forward under optional commitments to deliver Farmer Mac Guaranteed Securities that may be canceled by Farmer Mac without penalty.

Farmer Mac is exposed to interest rate risk from the time it commits to purchase a loan to the time it either:  (a) sells Farmer Mac Guaranteed Securities backed by the loan or (b) issues debt to retain the loan in its portfolio.  There were no commitments to sell Farmer Mac Guaranteed Securities as of December 31, 2013 and 2012.  Farmer Mac manages the interest rate risk related to loans not yet sold or funded as a retained investment through the use of forward sale contracts on the debt of other GSEs and futures contracts involving U.S. Treasury securities.  For more information on financial derivatives see Note 2(h) and Note 6.

Rental expense for Farmer Mac's office space for each of the years ended December 31, 2013, 2012, and 2011 was $1.3 million, $1.3 million and $1.6 million, respectively.  The future minimum lease payments under Farmer Mac's non-cancelable leases for its office space and other contractual obligations are as follows:

Table 12.4

	Future Minimum Lease Payments	Other Contractual Obligations
	(in thousands)
2014	$1,340	$614
2015	1,363	58
2016	1,366	3
2017	1,389	—
2018	1,389	—
Thereafter	8,339	—
Total	$15,186	$675

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
In determining fair value, Farmer Mac uses various valuation approaches, including market and income based approaches.  The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  When available, the fair value of Farmer Mac's financial instruments is based on quoted market prices, valuation techniques that use observable market-based inputs, or unobservable inputs that are corroborated by market data.  Pricing information obtained from third parties is internally validated for reasonableness prior to use in the consolidated financial statements. Farmer Mac's accounting polices for fair value measurement and a description of the fair value techniques used for instruments measured at fair value is discussed in
Note 2(p).

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

For a significant portion of Farmer Mac's investment portfolio, including most asset-backed securities, corporate debt securities, senior agency debt securities, Government/GSE guaranteed mortgage-backed securities, municipal bonds, and preferred stock issued by GSEs, fair value is primarily determined using a reputable and nationally recognized third party pricing service.  The prices obtained are non-binding and generally representative of recent market trades.  The fair value of certain asset-backed and Government guaranteed mortgage-backed securities are estimated based on quotations from brokers or dealers. Farmer Mac corroborates its primary valuation source by obtaining a secondary price from another independent third party pricing service.  Farmer Mac classifies these fair value measurements as level 2.

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

Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period.  There were no transfers within the fair value hierarchy for fair value measurements of Farmer Mac's investment securities during 2013, 2012, and 2011.

Available-for-Sale and Trading Farmer Mac Guaranteed Securities and USDA Securities

Farmer Mac estimates the fair value of its Farmer Mac Guaranteed Securities and USDA Securities by discounting the projected cash flows of these instruments at projected interest rates.  The fair values are based on the present value of expected cash flows using management's best estimate of certain key assumptions, which include prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved.  Farmer Mac classifies these fair value measurements as level 3 because there is limited market activity and therefore little or no price transparency.  On a sample basis, Farmer Mac corroborates the fair value of its Farmer Mac Guaranteed Securities and USDA Securities by obtaining a secondary valuation from an independent third party service.

Farmer Mac made no transfers within the fair value hierarchy for fair value measurements of Farmer Mac Guaranteed Securities and USDA Securities during 2013, 2012, and 2011.

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

As of December 31, 2013, the consideration of credit risk, Farmer Mac's and the counterparties, resulted in an adjustment of $45,000 to the valuations of Farmer Mac's derivative portfolio. As of December 31, 2012, the consideration of credit risk, Farmer Mac's and the counterparties, resulted in an adjustment of $0.6 million to the valuations of Farmer Mac's derivative portfolio. See Note 2(h) and Note 6 for further information regarding Farmer Mac's derivative portfolio.

Nonrecurring Fair Value Measurements and Classification

Loans Held-for-Sale

Loans held for sale are reported at the lower of cost or fair value in the consolidated balance sheets. Farmer Mac internally models the fair value of loans by discounting the projected cash flows of these instruments at projected interest rates.  The fair values are based on the present value of expected cash flows using management's best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved.  The fair values of these instruments are classified as level 3 measurements. As of December 31, 2013, Farmer Mac had no loans classified as held for sale. As of December 31, 2012, Farmer Mac recorded an adjustment of $5.9 million to report loans held for sale at the lower of cost or fair value.

Loans Held for Investment

Certain loans in Farmer Mac's held for investment loan portfolio are measured at fair value when they are determined to be impaired. For these impaired loans, the fair value of the loan generally is based on the fair value of the underlying property, which is determined by recent third-party appraisals. Farmer Mac uses net realizable value (fair value less estimated costs to sell) as a reasonable estimate of fair value and classifies the fair values as level 3 measurements in the tables below.

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

Fair Value Classification and Transfers

As of December 31, 2013, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $6.8 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 51 percent of total assets and 73 percent of financial instruments measured at fair value as of December 31, 2013. As of December 31, 2012, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $7.1 billion whose fair values were estimated by management in the absence of readily determinable fair values.  These financial instruments measured as level 3 represented 56 percent of total assets and 73 percent of financial instruments measured at fair value as of December 31, 2012.

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2013 and 2012, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Table 13.1

Assets and Liabilities Measured at Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$65,285	$65,285
Floating rate asset-backed securities	—	166,104	—	166,104
Floating rate corporate debt securities	—	109,769	—	109,769
Fixed rate corporate debt securities	—	55,141	—	55,141
Floating rate Government/GSE guaranteed mortgage-backed securities	—	621,064	205	621,269
Fixed rate GSE guaranteed mortgage-backed securities	—	8,657	—	8,657
Floating rate GSE subordinated debt	—	63,385	—	63,385
Fixed rate GSE preferred stock	—	83,161	—	83,161
Fixed rate taxable municipal bonds	—	30,681	—	30,681
Fixed rate senior agency debt	—	524,062	—	524,062
Fixed rate U.S. Treasuries	755,633	—	—	755,633
Total available-for-sale	755,633	1,662,024	65,490	2,483,147
Trading:
Floating rate asset-backed securities	—	—	928	928
Total trading	—	—	928	928
Total Investment Securities	755,633	1,662,024	66,418	2,484,075
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farm & Ranch	—	—	3,585,426	3,585,426
USDA Guarantees	—	—	21,234	21,234
Rural Utilities	—	—	1,484,940	1,484,940
Total Farmer Mac Guaranteed Securities	—	—	5,091,600	5,091,600
USDA Securities:
Available-for-sale	—	—	1,553,669	1,553,669
Trading	—	—	58,344	58,344
Total USDA Securities	—	—	1,612,013	1,612,013
Financial derivatives	—	19,718	—	19,718
Total Assets at fair value	$755,633	$1,681,742	$6,770,031	$9,207,406
Liabilities:
Financial derivatives	$1	$75,472	$235	$75,708
Total Liabilities at fair value	$1	$75,472	$235	$75,708
Nonrecurring:
Assets:
Loans held for investment	$—	$—	$4,420	$4,420
REO	—	—	1,818	1,818
Total Nonrecurring Assets at fair value	$—	$—	$6,238	$6,238

Assets and Liabilities Measured at Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$63,159	$63,159
Floating rate asset-backed securities	—	151,044	—	151,044
Fixed rate asset-backed securities	—	6,501	—	6,501
Floating rate corporate debt securities	—	76,763	—	76,763
Fixed rate corporate debt	—	52,416	—	52,416
Floating rate Government/GSE guaranteed mortgage-backed securities	—	712,859	—	712,859
Fixed rate GSE guaranteed mortgage-backed securities	—	2,065	—	2,065
Floating rate GSE subordinated debt	—	57,431	—	57,431
Fixed rate GSE preferred stock	—	87,086	—	87,086
Floating rate senior agency debt	—	50,055	—	50,055
Fixed rate senior agency debt	—	73,114	—	73,114
Fixed rate U.S. Treasuries	1,165,889	—	—	1,165,889
Total available-for-sale	1,165,889	1,269,334	63,159	2,498,382
Trading:
Floating rate asset-backed securities	—	—	1,247	1,247
Total trading	—	—	1,247	1,247
Total Investment Securities	1,165,889	1,269,334	64,406	2,499,629
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farm & Ranch	—	—	3,426,489	3,426,489
USDA Guarantees	—	—	26,681	26,681
Rural Utilities	—	—	1,313,088	1,313,088
Total Farmer Mac Guaranteed Securities	—	—	4,766,258	4,766,258
USDA Securities:
Available-for-sale	—	—	1,486,595	1,486,595
Trading	—	—	104,188	104,188
Total USDA Securities	—	—	1,590,783	1,590,783
Financial derivatives	—	31,173	—	31,173
Total Assets at fair value	$1,165,889	$1,300,507	$6,421,447	$8,887,843
Liabilities:
Financial derivatives	$12	$149,979	$691	$150,682
Total Liabilities at fair value	$12	$149,979	$691	$150,682
Nonrecurring:
Assets:
Loans held for sale	$—	$—	$657,154	$657,154
Loans held for investment	—	—	8,130	8,130
REO	—	—	1,704	1,704
Total Nonrecurring Assets at fair value	$—	$—	$666,988	$666,988

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which Farmer Mac has used significant unobservable inputs to determine fair value. Net transfers in and/or out of level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period.

Table 13.2

Level 3 Assets and Liabilities Measured at Fair Value for the Year Ended December 31, 2013
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/ (Losses) included in Income	Unrealized Losses included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$63,159	$—	$—	$—	$—	$2,126	$65,285
Floating rate Government/GSE guaranteed mortgage-backed securities	—	233	—	(24)	—	(4)	205
Total available-for-sale	63,159	233	—	(24)	—	2,122	65,490
Trading:
Floating rate asset-backed securities (1)	1,247	—	—	(774)	455	—	928
Total trading	1,247	—	—	(774)	455	—	928
Total Investment Securities	64,406	233	—	(798)	455	2,122	66,418
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farm & Ranch	3,426,489	453,500	—	(253,137)	(18,230)	(23,196)	3,585,426
USDA Guarantees	26,681	—	—	(5,214)	—	(233)	21,234
Rural Utilities	1,313,088	820,000	—	(591,300)	—	(56,848)	1,484,940
Total Farmer Mac Guaranteed Securities	4,766,258	1,273,500	—	(849,651)	(18,230)	(80,277)	5,091,600
USDA Securities:
Available-for-sale	1,486,595	361,894	—	(234,035)	—	(60,785)	1,553,669
Trading (2)	104,188	—	—	(44,570)	(1,274)	—	58,344
Total USDA Securities	1,590,783	361,894	—	(278,605)	(1,274)	(60,785)	1,612,013
Total Assets at fair value	$6,421,447	$1,635,627	$—	$(1,129,054)	$(19,049)	$(138,940)	$6,770,031
Liabilities:
Financial derivatives (3)	$(691)	$—	$—	$—	$456	$—	$(235)
Total Liabilities at fair value	$(691)	$—	$—	$—	$456	$—	$(235)

(1)	Unrealized gains are attributable to assets still held as of December 31, 2013 and are recorded in "(Losses)/gains on trading assets."

(2)	Includes unrealized losses of $0.5 million attributable to assets still held as of December 31, 2013 that are recorded in "(Losses)/gains on trading assets."

(3)	Unrealized gains are attributable to liabilities still held as of December 31, 2013 and are recorded in "Gains/(losses) on financial derivatives and hedging activities."

Level 3 Assets and Liabilities Measured at Fair Value for the Year Ended December 31, 2012
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/ (Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$60,213	$—	$—	$—	$—	$2,946	$63,159
Total available-for-sale	60,213	—	—	—	—	2,946	63,159
Trading:
Floating rate asset-backed securities (1)	1,796	—	—	(812)	263	—	1,247
Total trading	1,796	—	—	(812)	263	—	1,247
Total Investment Securities	62,009	—	—	(812)	263	2,946	64,406
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farm & Ranch	2,807,627	601,000	—	(2,832)	6,388	14,306	3,426,489
USDA Guarantees	35,599	5,327	(5,327)	(8,907)	—	(11)	26,681
Rural Utilities	1,446,046	383,406	—	(495,701)	—	(20,663)	1,313,088
Total Farmer Mac Guaranteed Securities	4,289,272	989,733	(5,327)	(507,440)	6,388	(6,368)	4,766,258
USDA Securities:
Available-for-sale	1,279,546	479,324	—	(256,685)	—	(15,590)	1,486,595
Trading (2)	212,359	—	—	(108,215)	44	—	104,188
Total USDA Securities	1,491,905	479,324	—	(364,900)	44	(15,590)	1,590,783
Total Assets at fair value	$5,843,186	$1,469,057	$(5,327)	$(873,152)	$6,695	$(19,012)	$6,421,447
Liabilities:
Financial derivatives (3)	$(1,335)	$—	$—	$—	$644	$—	$(691)
Total Liabilities at fair value	$(1,335)	$—	$—	$—	$644	$—	$(691)

(1)	Unrealized gains are attributable to assets still held as of December 31, 2012 and are recorded in "(Losses)/gains on trading assets."

(2)	Includes unrealized gains of $0.3 million attributable to assets still held as of December 31, 2012 that are recorded in "(Losses)/gains on trading assets."

(3)	Unrealized gains are attributable to liabilities still held as of December 31, 2012 and are recorded in "Gains/(losses) on financial derivatives and hedging activities."

Level 3 Assets and Liabilities Measured at Fair Value for the Year Ended December 31, 2011
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/ (Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$64,335	$—	$—	$—	$—	$(4,122)	$60,213
Total available-for-sale	64,335	—	—	—	—	(4,122)	60,213
Trading:
Floating rate asset-backed securities (1)	1,400	—	—	(822)	1,218	—	1,796
Total trading	1,400	—	—	(822)	1,218	—	1,796
Total Investment Securities	65,735	—	—	(822)	1,218	(4,122)	62,009
Farmer Mac Guaranteed Securities:
Available-for-sale:
Farm & Ranch	942,809	1,801,500	—	(2,031)	—	65,349	2,807,627
USDA Guarantees	37,637	3,268	(3,268)	(4,334)	—	2,296	35,599
Rural Utilities	1,926,818	—	—	(476,400)	—	(4,372)	1,446,046
Total Farmer Mac Guaranteed Securities	2,907,264	1,804,768	(3,268)	(482,765)	—	63,273	4,289,272
USDA Securities:
Available-for-sale	1,005,679	404,836	—	(172,785)	—	41,816	1,279,546
Trading (2)	311,765	—	—	(102,525)	3,119	—	212,359
Total USDA Securities	1,317,444	404,836	—	(275,310)	3,119	41,816	1,491,905
Total Assets at fair value	$4,290,443	$2,209,604	$(3,268)	$(758,897)	$4,337	$100,967	$5,843,186
Liabilities:
Financial derivatives (3)	$(3,390)	$—	$—	$—	$2,055	$—	$(1,335)
Total Liabilities at fair value	$(3,390)	$—	$—	$—	$2,055	$—	$(1,335)

(1)	Unrealized gains are attributable to assets still held as of December 31, 2011 and are recorded in "Losses on trading assets."

(2)	Includes unrealized losses of $1.8 million attributable to assets still held as of December 31, 2011 that are recorded in "(Losses)/gains on trading assets."

(3)	Unrealized gains are attributable to liabilities still held as of December 31, 2011 and are recorded in "Gains/(losses) on financial derivatives and hedging activities."

The following tables present additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in level 3 of the fair value hierarchy as of December 31, 2013 and 2012.

Table 13.3

	December 31, 2013
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$65,285	Indicative bids	Range of broker quotes	82.0% - 92.0% (88.1%)
Floating rate asset-backed securities	$928	Discounted cash flow	Discount rate	13.0% - 22.5% (17.7%)
			CPR	10%
Floating rate Government/GSE guaranteed mortgage-backed securities	$205	Discounted cash flow	Discount rate	1.8% - 1.8% (1.8%)
			CPR	6%
Farmer Mac Guaranteed Securities:
Farm & Ranch	$3,585,426	Discounted cash flow	Discount rate	0.9% - 3.6% (1.8%)
USDA Guarantees	$21,234	Discounted cash flow	Discount rate	0.9% - 3.2% (1.9%)
			CPR	7% - 14% (11%)
Rural Utilities	$1,484,940	Discounted cash flow	Discount rate	1.1% - 3.4% (1.8%)
USDA Securities	$1,612,013	Discounted cash flow	Discount rate	1.2% - 5.3% (3.4%)
			CPR	0% - 23% (5%)
Liabilities:
Financial Derivatives:
Basis swaps	$235	Discounted cash flow	Discount rate	0.7% - 2.3% (1.3%)
			CPR	10% - 11% (10%)

	December 31, 2012
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$63,159	Indicative bids	Range of broker quotes	82.0% - 90.0% (85.0%)
Floating rate asset-backed securities	$1,247	Discounted cash flow	Discount rate	12.4% - 19.7% (16.2%)
			CPR	10%
Farmer Mac Guaranteed Securities:
Farm & Ranch	$3,426,489	Discounted cash flow	Discount rate	1.1% - 3.4% (1.6%)
USDA Guarantees	$26,681	Discounted cash flow	Discount rate	1.0% - 3.4% (2.1%)
			CPR	8% - 17% (14%)
Rural Utilities	$1,313,088	Discounted cash flow	Discount rate	0.8% - 2.9% (1.6%)
USDA Securities	$1,590,783	Discounted cash flow	Discount rate	1.4% - 5.3% (3.4%)
			CPR	0% - 26% (10%)
Liabilities:
Financial Derivatives:
Basis swaps	$691	Discounted cash flow	Discount rate	1.0% - 3.0% (1.7%)
			CPR	11% - 19% (16%)

The significant unobservable inputs used in the fair value measurements of Farmer Mac Guaranteed Securities and USDA Securities are prepayment rates and discount rates commensurate with the risks involved. Typically, significant increases (decreases) in any of these inputs in isolation may result in materially lower (higher) fair value measurements. Generally, in a rising interest rate environment, Farmer Mac would expect average discount rates to increase and would likely expect a corresponding decrease in forecasted prepayment rates. Conversely, in a declining interest rate environment, Farmer Mac would expect average discount rates to decrease and would likely expect a corresponding increase in forecasted prepayment rates. Prepayment rates are not presented in the table above for the Farm & Ranch and Rural Utilities securities structured as AgVantage securities because they generally do not pay down principal based on amortization schedules but instead typically have fixed maturity dates when the secured general obligations are due.

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities, and guarantees and commitments as of December 31, 2013 and 2012:

Table 13.4

	December 31, 2013		December 31, 2012
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$749,313	$749,313	$785,564	$785,564
Investment securities	2,484,075	2,484,075	2,499,629	2,499,629
Farmer Mac Guaranteed Securities	5,091,600	5,091,600	4,766,258	4,766,258
USDA Securities	1,612,013	1,612,013	1,590,783	1,590,783
Loans	3,138,932	3,193,248	2,746,742	2,729,774
Financial derivatives	19,718	19,718	31,173	31,173
Guarantee and commitment fees receivable:
LTSPCs	33,807	27,244	27,805	22,863
Farmer Mac Guaranteed Securities	18,470	16,660	20,432	18,926
Financial liabilities:
Notes payable:
Due within one year	7,353,356	7,338,781	6,573,013	6,567,366
Due after one year	4,977,942	5,001,169	5,202,751	5,034,739
Debt securities of consolidated trusts held by third parties	257,512	261,760	164,910	167,621
Financial derivatives	75,708	75,708	150,682	150,682
Guarantee and commitment obligations:
LTSPCs	32,856	26,293	26,896	21,954
Farmer Mac Guaranteed Securities	15,185	13,374	17,354	15,849

The carrying value of cash and cash equivalents is a reasonable estimate of their approximate fair value and is classified as level 1 within the fair value hierarchy. Investment securities primarily are valued based on unadjusted quoted prices in active markets and are classified as level 2 within the fair value hierarchy. Farmer Mac internally models the fair value of its loan portfolio, including loans held for sale, loans held for investment and loans held for investment in consolidated trusts, Farmer Mac Guaranteed

Securities, and USDA Securities by discounting the projected cash flows of these instruments at projected interest rates. The fair values are based on the present value of expected cash flows using management's best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved. These fair value measurements do not take into consideration the fair value of the underlying property and are classified as level 3 within the fair value hierarchy. Financial derivatives primarily are valued using unadjusted counterparty valuations and are classified as level 2 within the fair value hierarchy. The fair value of the guarantee fees receivable/obligation and debt securities of consolidated trusts are estimated based on the present value of expected future cash flows of the underlying mortgage assets using management's best estimate of certain key assumptions, which include prepayments speeds, forward yield curves, and discount rates commensurate with the risks involved and are classified as level 3 within the fair value hierarchy. Notes payable are valued by discounting the expected cash flows of these instruments using a yield curve derived from market prices observed for similar agency securities and are also classified as level 3 within the fair value hierarchy. Because the cash flows of Farmer Mac's financial instruments may be interest rate path dependent, estimated fair values and projected discount rates for level 3 financial instruments are derived using a Monte Carlo simulation model. Different market assumptions and estimation methodologies could significantly affect estimated fair value amounts.

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

Farmer Mac uses core earnings to measure corporate economic performance and develop financial plans because, in management's view, core earnings is a useful alternative measure in understanding Farmer Mac's economic performance, transaction economics, and business trends.  Core earnings principally differs from GAAP net income by excluding the effects of fair value accounting guidance, which are not expected to have a cumulative net impact on GAAP earnings if the related financial instruments are held to maturity, as is generally expected. Core earnings also differs from GAAP net income by excluding specified infrequent or unusual transactions that Farmer Mac believes are not indicative of future operating results and that may not reflect the trends and economic financial performance of Farmer Mac's core business. This non-GAAP financial measure may not be comparable to similarly labeled non-GAAP financial measures disclosed by other companies. Farmer Mac's disclosure of this non-GAAP measure is intended to be supplemental in nature and is not meant to be considered in isolation from, as a substitute for, or as more important than, the related financial information prepared in accordance with GAAP.

The financial information presented below reflects the accounts of Farmer Mac and its subsidiaries on a consolidated basis.  Accordingly, the core earnings for Farmer Mac's reportable operating segments will differ from the stand-alone financial statements of Farmer Mac's subsidiaries.  These differences will be due to various factors, including the reversal of unrealized gains and losses related to fair value changes of trading assets and financial derivatives, as well as the allocation of certain expenses such as dividends and interest expense related to the issuance of capital and the incurrence of indebtedness managed at the corporate level.  The allocation of general and administrative expenses that are not directly attributable to an operating segment may also result in differences.  The assets of Farmer Mac's subsidiary Farmer Mac II LLC will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.  As of December 31, 2013, Farmer Mac II LLC held assets with a fair value of $1.7 billion, had debt outstanding of $375.0 million, had preferred stock outstanding with a liquidation preference of $250.0 million, and had $1.0 billion of common stock outstanding held by Farmer Mac.

The following tables present core earnings for Farmer Mac's reportable operating segments and a reconciliation to consolidated net income for the years ended December 31, 2013, 2012, and 2011:

Table 14.1

Core Earnings by Business Segment
For the Year Ended December 31, 2013
	Farm & Ranch	USDA Guarantees	Rural Utilities	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Interest income (1)	$121,570	$53,384	$58,921	$21,940	$(20,417)		$235,398
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(964)	—	—	—	964		—
Interest expense (2)	(53,978)	(42,174)	(47,842)	(5,606)	12,324		(137,276)
Net effective spread	66,628	11,210	11,079	16,334	(7,129)		98,122
Guarantee and commitment fees	23,690	132	4,100	—	(964)		26,958
Other income (3)	2,244	791	—	1,622	34,156		38,813
Non-interest income	25,934	923	4,100	1,622	33,192		65,771

Release of loan losses	481	—	—	—	—		481

Provision for losses	(929)	—	—	—	—		(929)
Other non-interest expense	(15,292)	(3,161)	(5,465)	(8,260)	—		(32,178)
Non-interest expense (4)	(16,221)	(3,161)	(5,465)	(8,260)	—		(33,107)
Core earnings before income taxes	76,822	8,972	9,714	9,696	26,063	(5)	131,267
Income tax (expense)/benefit	(26,888)	(3,140)	(3,400)	8,798	(9,122)		(33,752)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	49,934	5,832	6,314	18,494	16,941	(5)	97,515
Preferred stock dividends	—	—	—	(3,495)	—		(3,495)
Non-controlling interest - preferred stock dividends	—	—	—	(22,187)	—		(22,187)
Segment core earnings/(losses)	$49,934	$5,832	$6,314	$(7,188)	$16,941	(5)	$71,833

Total assets at carrying value	$5,821,292	$1,656,688	$2,566,896	$3,316,904	$—		$13,361,780
Total on- and off-balance sheet program assets at principal balance	9,672,730	1,687,117	2,590,465	—	—		13,950,312

(1)	Includes reconciling adjustments for the amortization of premiums and discounts on assets consolidated at fair value to reflect core earnings amounts.

(2)
Based on effective funding cost determined for each operating segment, including expenses related to interest rate swaps not designated as hedges, which are included in "Gains/(losses) on financial derivatives and hedging activities" on the consolidated financial statements.

(3)
Includes reconciling adjustments for the reclassification of expenses related to interest rate swaps not designated as hedges and fair value adjustments on financial derivatives and trading assets. Also includes a reconciling adjustment related to the recognition of deferred gains over the estimated lives of certain Farmer Mac Guaranteed Securities and USDA Securities.

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

(3)
Includes reconciling adjustments for the reclassification of yield maintenance income and expenses related to interest rate swaps not designated as hedges and fair value adjustments on financial derivatives and trading assets. Also includes a reconciling adjustment related to the recognition of deferred gains over the estimated lives of certain Farmer Mac Guaranteed Securities and USDA Securities.

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

(3)
Includes reconciling adjustments for the reclassification of yield maintenance income, expenses related to interest rate swaps and fair value adjustments on financial derivatives and trading assets. Also includes a reconciling adjustment related to the recognition of deferred gains over the estimated lives of certain Farmer Mac Guaranteed Securities and USDA Securities.

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

15. QUARTERLY FINANCIAL INFORMATION (Unaudited)

Table 15.1

	2013 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(in thousands, except per share amounts)
Interest income:
Interest income	$49,180	$62,975	$61,745	$61,498
Interest expense	35,777	34,787	33,584	33,128
Net interest income	13,403	28,188	28,161	28,370
(Provision for)/release of loan losses	(117)	499	529	(430)
Net interest income after (provision for)/release of loan losses	13,286	28,687	28,690	27,940
Non-interest income:
Guarantee and commitment fees	6,768	6,819	6,759	6,612
Gains on financial derivatives and hedging activities	9,263	3,024	14,983	4,494
(Losses)/gains on trading assets	(76)	(626)	(327)	210
(Losses)/gains on sale of available-for-sale investment securities	(960)	—	3,071	2
Gains on repurchase of debt	1,462	—	—	—
Gains on sale of real estate owned	26	39	1,124	47
Other income	539	565	873	1,080
Non-interest income	17,022	9,821	26,483	12,445
Non-interest expense	7,621	8,441	7,964	9,081
Income before income taxes	22,687	30,067	47,209	31,304
Income tax expense	3,774	8,226	13,036	8,716
Net income	18,913	21,841	34,173	22,588
Less: Net income attributable to non-controlling interest - preferred stock dividends	(5,546)	(5,547)	(5,547)	(5,547)
Net income attributable to Farmer Mac	13,367	16,294	28,626	17,041
Preferred stock dividends	(882)	(881)	(881)	(851)
Net income attributable to common stockholders	$12,485	$15,413	$27,745	$16,190

Earnings/(loss) per common share:
Basic earnings per common share	$1.14	$1.42	$2.57	$1.51
Diluted earnings per common share	$1.11	$1.37	$2.48	$1.45

	2012 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(in thousands, except per share amounts)
Interest income:
Interest income	$56,151	$63,810	$71,578	$73,131
Interest expense	33,358	33,448	36,961	38,923
Net interest income	22,793	30,362	34,617	34,208
(Provision for)/release of loan losses	(4,354)	(137)	1,220	(420)
Net interest income after (provision for)/release of loan losses	18,439	30,225	35,837	33,788
Non-interest income/(loss):
Guarantee and commitment fees	6,568	6,401	6,064	5,930
Gains/(losses) on financial derivatives and hedging activities	3,505	1,558	(31,292)	6,400
Gains/(losses) on trading assets	2,735	(441)	(3,086)	1,099
(Losses)/gains on sale of available-for-sale investment securities	(10)	—	—	28
Gains/(losses) on sale of real estate owned	629	(13)	262	—
Lower of cost or fair value adjustment on loans held for sale	(5,943)	—	—	—
Other income	890	959	771	721
Non-interest income/(loss)	8,374	8,464	(27,281)	14,178
Non-interest expense	6,109	7,748	9,209	7,842
Income/(loss) before income taxes	20,704	30,941	(653)	40,124
Income tax expense/(benefit)	4,837	8,294	(2,629)	11,654
Net income	15,867	22,647	1,976	28,470
Less: Net income attributable to non-controlling interest - preferred stock dividends	(5,546)	(5,547)	(5,547)	(5,547)
Net income/(loss) attributable to Farmer Mac	10,321	17,100	(3,571)	22,923
Preferred stock dividends	(720)	(719)	(720)	(720)
Net income/(loss) attributable to common stockholders	$9,601	$16,381	$(4,291)	$22,203

Earnings/(loss) per common share:
Basic earnings/(loss) per common share	$0.91	$1.56	$(0.41)	$2.14
Diluted earnings/(loss) per common share	$0.87	$1.49	$(0.41)	$2.04

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

(a) Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this Annual Report on Form 10-K, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Farmer Mac's management on a timely basis to allow decisions regarding required disclosure. Management, including Farmer Mac's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Farmer Mac's disclosure controls and procedures (as defined under Rules 13a‑15(e) and 15d‑15(e) of the Exchange Act) as of December 31, 2013.

Farmer Mac carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Farmer Mac's disclosure controls and procedures were effective as of December 31, 2013.

(b) Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

Item 9B.    Other Information

None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

Farmer Mac has adopted a Code of Business Conduct and Ethics (the "Code") that applies to all directors, officers, employees, and agents of Farmer Mac, including Farmer Mac's principal executive officer, principal financial officer, principal accounting officer, and other senior financial officers.  A copy of the Code is available in the "Investors—Corporate Governance" section of Farmer Mac's internet website (www.farmermac.com).  Farmer Mac will post any amendment to, or waiver from, a provision of the Code in that same section of its internet website.  The Code was most recently amended in December 2013. A print copy of the Code is available free of charge upon written request to Farmer Mac's Secretary.

Additional information required by this item is incorporated by reference to the Farmer Mac's definitive proxy statement to be filed on or about April 25, 2014.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 25, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 25, 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 25, 2014.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 25, 2014.

PART IV

Item 15.                Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements.

Refer to Item 8 above.

(2)           Financial Statement Schedules.

All schedules are omitted since they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

(3)           Exhibits.

*	3.1	—	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Food, Conservation and Energy Act of 2008 (Previously filed as Exhibit to Form 10-Q filed August 12, 2008).
*	3.2	—	Amended and Restated By-Laws of the Registrant (Previously filed as Exhibit 3.1 to Form 8-K filed December 12, 2012).
*	4.1	—	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Previously filed as Exhibit 4.1 to Form 10-Q filed May 15, 2003).
*	4.2	—	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Previously filed as Exhibit 4.2 to Form 10-Q filed May 15, 2003).
*	4.3	—	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Previously filed as Exhibit 4.3 to Form 10-Q filed May 15, 2003).
*	4.4	—	Specimen Certificate for 5.875% Non-Cumulative Preferred Stock, Series A (Previously filed as Exhibit 4.4.1 to Form 10-Q filed May 9, 2013).
*	4.4.1	—	Certificate of Designation of Terms and Conditions of 5.875% Non-Cumulative Preferred Stock, Series A (Previously filed as Exhibit 4.1 to Form 8-A filed January 17, 2013).
†*	10.1	—	Amended and Restated 1997 Incentive Plan (Previously filed as Exhibit 10.1.3 to Form 10-Q filed November 14, 2003).
†*	10.1.1	—	Form of stock option award agreement under 1997 Incentive Plan (Previously filed as Exhibit 10.1.4 to Form 10-K filed March 16, 2005).
†*	10.2	—	2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.1.2 to Form 10-Q filed August 12, 2008).
†*	10.2.1	—	Form of SAR Agreement under the 2008 Omnibus Incentive Plan for grants made prior to April 1, 2012 (Previously filed as Exhibit 10 to Form 8-K filed June 11, 2008).
†*	10.2.2	—	Form of SAR Agreement under the 2008 Omnibus Incentive Plan for grants made from April 1, 2012 to March 31, 2013 (Previously filed as Exhibit 10.1 to Form 8-K filed April 6, 2012).
†*	10.2.3	—	Form of Stock Appreciation Rights Award Agreement under the 2008 Omnibus Incentive Plan for grants made after April 1, 2013 (Previously filed as Exhibit 10.1 to Form 8-K filed April 5, 2013)
†*	10.2.4	—	Form of Restricted Stock Agreement (Officers) under the 2008 Omnibus Incentive Plan for grants made prior to April 1, 2012 (Previously filed as Exhibit 10.1 to Form 8-K filed June 10, 2009).
†*	10.2.5	—	Form of Restricted Stock Agreement (Officers) under the 2008 Omnibus Incentive Plan for grants made on and after April 1, 2012 (Previously filed as Exhibit 10.2 to Form 8-K filed April 6, 2012).
†*	10.2.6	—	Form of Restricted Stock Agreement (Directors) under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.3 to Form 8-K filed April 6, 2012).
†*	10.2.7	—	Form of Time-Based Restricted Stock Award Agreement for grants made to non-directors after April 1, 2013 (Previously filed as Exhibit 10.2 to Form 8-K filed April 5, 2013).
†*	10.2.8	—	Form of Performance-Based Restricted Stock Award Agreement for grants made to non-directors after April 1, 2013 (Previously filed as Exhibit 10.2 to Form 8-K filed April 5, 2013).
†*	10.3	—	Federal Agricultural Mortgage Corporation Executive Officer Severance Plan (Previously filed as Exhibit 10.1 to Form 8-K filed June 13, 2012).
†*	10.4	—	Form of Participation Agreement to the Federal Agricultural Mortgage Corporation Executive Officer Severance Plan (Previously filed as Exhibit 10.2 to Form 8-K filed June 13, 2012).
†*	10.5	—	Separation Agreement, Waiver and Release effective October 18, 2012 between the Registrant and Michael A. Gerber (Previously filed as Exhibit 10.1 to Form 8-K filed October 30, 2012).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.6	—	Employment Agreement dated December 6, 2012 between Timothy L. Buzby and the Registrant (Previously filed as Exhibit 10.1 to Form 8-K filed December 10, 2012).
†*	10.7	—	Form of Indemnification Agreement for Directors (Previously filed as Exhibit 10.1 to Form 8-K filed April 9, 2008).
†*	10.8		Description of compensation agreement between the Registrant and its directors (Previously filed as Exhibit 10.6 to Form 10-K filed March 16, 2011).
*#	10.9	—
Amended and Restated Master Central Servicing Agreement dated as of May 1, 2004 between Zions First National Bank and the Registrant (Previously filed as Exhibit 10.11.2 to Form 10-Q filed August 9, 2004).

*#	10.9.1	—
Amendment No. 1 to Amended and Restated Master Central Servicing Agreement between Zions First National Bank and the Registrant, dated as of June 1, 2009 (Previously filed as Exhibit 10.11.1 to Form 10-Q filed August 10, 2009).

*#	10.9.2	—
Amendment No. 2 to Amended and Restated Master Central Servicing Agreement between Zions First National Bank and the Registrant, dated as of August 25, 2010 (Previously filed as Exhibit 10.11.2 to Form 10-Q filed November 9, 2010).

*#	10.10	—	Loan Closing File Review Agreement dated as of August 2, 2005 between Zions First National Bank and the Registrant (Previously filed as Exhibit 10.12 to Form 10-Q filed November 9, 2005).
*	10.11	—	Sublease Agreement dated as of December 6, 2010 between Mayer Brown LLP and the Registrant (Previously filed as Exhibit 10.43 to Form 10-K/A filed June 1, 2011).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*	10.12	—
Master Trust, Sale and Servicing Agreement dated as of October 20, 2006 between CFC Advantage, LLC, National Rural Utilities Cooperative Finance Corporation, U.S. Bank National Association, and the Registrant (Previously filed as Exhibit 10.22 to Form 10-Q filed
August 9, 2010).

*	10.13	—
Registration Rights Agreement Series 2007-1 dated as of February 15, 2007 between CFC Advantage, LLC, National Rural Utilities Cooperative Finance Corporation, and the Registrant (Previously filed as Exhibit 10.23 to Form 10-Q filed August 9, 2010).

*	10.14	—
Registration Rights Agreement Series 2007-2 dated as of August 10, 2007 between CFC Advantage, LLC, National Rural Utilities Cooperative Finance Corporation and the Registrant (Previously filed as Exhibit 10.24 to Form 10-Q filed August 9, 2010).

*	10.15	—
Amended and Restated Note Purchase Agreement dated as of March 24, 2011 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant (Previously filed as Exhibit 10.22 to Form 10-Q filed May 10, 2011).

*	10.15.1
First Supplemental Note Purchase Agreement dated as of March 24, 2011 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant (Previously filed as Exhibit 10.25 to Form 10-Q filed May 10, 2011).

*	10.16	—
Amended, Restated and Consolidated Pledge Agreement dated as of March 24, 2011 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, U.S. Bank National Association, and the Registrant (Previously filed as Exhibit 10.23 to Form 10-Q filed May 10, 2011).

*	10.17	—
Setoff Rights Letter Agreement dated as of March 24, 2011 between National Rural Utilities Cooperative Finance Corporation, Farmer Mac Mortgage Securities Corporation, and the Registrant (Previously filed as Exhibit 10.24 to Form 10-Q filed May 10, 2011).

*	10.18	—
Amended and Restated Master Sale and Servicing Agreement dated as of August 12, 2011 between National Rural Utilities Cooperative Finance Corporation and the Registrant (Previously filed as Exhibit 10.26 to Form 10-Q filed November 9, 2011).

*#	10.19	—
Credit Support Agreement dated as of September 1, 2009 between National Rural Utilities Cooperative Finance Corporation and the Registrant (Previously filed as Exhibit 10.38 to Form 10-Q filed August 9, 2010).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*	10.20	—
Indenture dated as of September 1, 2009 between National Rural Utilities Cooperative Finance Corporation, U.S. Bank National Association and the Registrant (Previously filed as Exhibit 10.39 to Form 10-Q filed August 9, 2010).

*	21	—	List of the Registrant's subsidiaries (Previously filed as Exhibit 21 to Form 10-K filed March 16, 2010).
**	31.1	—
Certification of Registrant's principal executive officer relating to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Registrant's principal executive officer and principal financial officer relating to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Timothy L. Buzby		March 13, 2014
By:	Timothy L. Buzby	Date
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lowell L. Junkins	Chairman of the Board and Director	March 13, 2014
Lowell L. Junkins

/s/ Timothy L. Buzby	President and Chief Executive Officer	March 13, 2014
Timothy L. Buzby	(Principal Executive Officer)

/s/ R. Dale Lynch	Senior Vice President – Chief Financial	March 13, 2014
R. Dale Lynch	Officer and Treasurer (Principal Financial Officer)

/s/ Gregory N. Ramsey	Controller	March 13, 2014
Gregory N. Ramsey	(Principal Accounting Officer)

Name	Title	Date

/s/ Dennis L. Brack	Director	March 13, 2014
Dennis L. Brack

/s/ Chester J. Culver	Director	March 13, 2014
Chester J. Culver

/s/ Richard H. Davidson	Director	March 13, 2014
Richard H. Davidson

/s/ James R. Engebretsen	Director	March 13, 2014
James R. Engebretsen

/s/ Dennis A. Everson	Director	March 13, 2014
Dennis A. Everson

/s/ Sara L. Faivre-Davis	Director	March 13, 2014
Sara L. Faivre-Davis

/s/ Thomas W. Hill	Director	March 13, 2014
Thomas W. Hill

/s/ Mitchell A. Johnson	Director	March 13, 2014
Mitchell A. Johnson

/s/ Clark B. Maxwell	Director	March 13, 2014
Clark B. Maxwell

/s/ James B. McElroy	Director	March 13, 2014
James B. McElroy

/s/ J. Dan Raines, Jr.	Director	March 13, 2014
J. Dan Raines, Jr.

/s/ Bruce J. Sherrick	Director	March 13, 2014
Bruce J. Sherrick

/s/ Myles J. Watts	Director	March 13, 2014
Myles J. Watts

/s/ Douglas E. Wilhelm	Director	March 13, 2014
Douglas E. Wilhelm