Form 10-Q
period 2014-03-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2014-05-12
CIK 845877

As filed with the Securities and Exchange Commission on May 12, 2014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
Commission File Number 001-14951
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
Yes        ☐                                No           ☒
As of May 2, 2014, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock and 9,392,511 shares of Class C non-voting common stock.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of
	March 31, 2014	December 31, 2013
	(in thousands)
Assets:
Cash and cash equivalents	$866,585	$749,313
Investment securities:
Available-for-sale, at fair value	2,469,092	2,483,147
Trading, at fair value	923	928
Total investment securities	2,470,015	2,484,075
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value	3,489,263	5,091,600
Held-to-maturity, at amortized cost	1,660,270	—
Total Farmer Mac Guaranteed Securities	5,149,533	5,091,600
USDA Securities:
Available-for-sale, at fair value	1,600,659	1,553,669
Trading, at fair value	51,102	58,344
Total USDA Securities	1,651,761	1,612,013
Loans:
Loans held for investment, at amortized cost	2,641,714	2,570,125
Loans held for investment in consolidated trusts, at amortized cost	609,464	629,989
Allowance for loan losses	(7,410)	(6,866)
Total loans, net of allowance	3,243,768	3,193,248
Real estate owned, at lower of cost or fair value	2,503	2,617
Financial derivatives, at fair value	11,357	19,718
Interest receivable (includes $3,317 and $9,276, respectively, related to consolidated trusts)	65,223	107,201
Guarantee and commitment fees receivable	43,873	43,904
Deferred tax asset, net	32,818	44,045
Prepaid expenses and other assets	16,917	14,046
Total Assets	$13,554,353	$13,361,780

Liabilities and Equity:
Liabilities:
Notes payable:
Due within one year	$7,354,271	$7,338,781
Due after one year	5,036,375	5,001,169
Total notes payable	12,390,646	12,339,950
Debt securities of consolidated trusts held by third parties	312,643	261,760
Financial derivatives, at fair value	73,887	75,708
Accrued interest payable (includes $1,852 and $2,823, respectively, related to consolidated trusts)	37,104	53,772
Guarantee and commitment obligation	40,643	39,667
Accounts payable and accrued expenses	13,886	9,986
Reserve for losses	6,569	6,468
Total Liabilities	12,875,378	12,787,311
Commitments and Contingencies (Note 6)
Equity:
Preferred stock:
Series A, par value $25 per share, 2,400,000 shares authorized, issued and outstanding	58,333	58,333
Series B, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,306	—
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,354,992 shares and 9,354,804 shares outstanding, respectively	9,355	9,355
Additional paid-in capital	111,477	110,722
Accumulated other comprehensive income/(loss), net of tax	14,954	(16,202)
Retained earnings	168,166	168,877
Total Stockholders' Equity	437,122	332,616
Non-controlling interest - preferred stock	241,853	241,853
Total Equity	678,975	574,469
Total Liabilities and Equity	$13,554,353	$13,361,780
See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands except per share amounts)
Interest income:
Investments and cash equivalents	$5,237	$5,734
Farmer Mac Guaranteed Securities and USDA Securities	30,112	31,721
Loans	14,369	24,043
Total interest income	49,718	61,498
Total interest expense	34,726	33,128
Net interest income	14,992	28,370
Provision for loan losses	(573)	(430)
Net interest income after provision for loan losses	14,419	27,940
Non-interest (loss)/income:
Guarantee and commitment fees	6,518	6,612
(Losses)/gains on financial derivatives and hedging activities	(7,578)	4,494
Gains on trading assets	655	210
Gains on sale of available-for-sale investment securities	15	2
(Losses)/gains on sale of real estate owned	(3)	47
Other income	92	1,080
Non-interest (loss)/income	(301)	12,445
Non-interest expense:
Compensation and employee benefits	4,456	4,698
General and administrative	2,794	2,917
Regulatory fees	594	594
Real estate owned operating costs, net	2	126
Provision for losses	101	746
Non-interest expense	7,947	9,081
Income before income taxes	6,171	31,304
Income tax (benefit)/expense	(1,141)	8,716
Net income	7,312	22,588
Less: Net income attributable to non-controlling interest - preferred stock dividends	(5,547)	(5,547)
Net income attributable to Farmer Mac	1,765	17,041
Preferred stock dividends	(952)	(851)
Net income attributable to common stockholders	$813	$16,190

Earnings per common share and dividends:
Basic earnings per common share	$0.07	$1.51
Diluted earnings per common share	$0.07	$1.45
Common stock dividends per common share	$0.14	$0.12
See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Net income	$7,312	$22,588
Other comprehensive income, net of tax:
Unrealized holding gains on available-for-sale securities (1)	34,241	21,812
Unrealized losses on cash flow hedges (2)	(68)	—
Less reclassification adjustments included in:
(Losses)/gains on financial derivatives and hedging activities (3)	(3,101)	(3,207)
Gains on sale of available-for-sale investment securities (4)	(10)	(1)
Other income (5)	94	(214)
Other comprehensive income	31,156	18,390
Comprehensive income	38,468	40,978
Less: Comprehensive income attributable to noncontrolling interest - preferred stock dividends	(5,547)	(5,547)
Comprehensive income attributable to Farmer Mac	$32,921	$35,431

(1)	Presented net of income tax expense of $18.4 million and $11.7 million for the three months ended March 31, 2014 and 2013, respectively.

(2)	Presented net of income tax benefit of $37,000 for the three months ended March 31, 2014.

(3)
Relates to the amortization of the unrealized gains on the hedged items prior to application of hedge accounting. Presented net of income tax benefit of $1.7 million for both the three months ended March 31, 2014 and 2013.

(4)
Represents realized gains on sales of available-for-sale investment securities. Presented net of income tax benefit of $5,000 and $1,000 for the three months ended March 31, 2014 and 2013, respectively.

(5)
Represents amortization of deferred gains related to certain available-for-sale USDA Securities and Farmer Mac Guaranteed Securities. Presented net of income tax expense of $0.1 million and tax benefit of $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	For the Three Months Ended
	March 31, 2014		March 31, 2013
	Shares	Amount	Shares	Amount
	(in thousands)
Preferred stock:
Balance, beginning of period	2,400	$58,333	58	$57,578
Issuance of Series A preferred stock	—	—	2,400	58,333
Issuance of Series B preferred stock	3,000	73,306	—	—
Redemption of Series C preferred stock	—	—	(58)	(57,578)
Balance, end of period	5,400	$131,639	2,400	$58,333
Common stock:
Balance, beginning of period	10,886	$10,886	10,702	$10,702
Issuance of Class C common stock	—	—	52	52
Balance, end of period	10,886	$10,886	10,754	$10,754
Additional paid-in capital:
Balance, beginning of period		$110,722		$106,617
Stock-based compensation expense		713		866
Issuance of Class C common stock		6		3
Tax effect of stock-based awards		36		900
Balance, end of period		$111,477		$108,386
Retained earnings:
Balance, beginning of period		$168,877		$102,243
Net income attributable to Farmer Mac		1,765		17,041
Cash dividends:
Preferred stock, Series A ($0.3672 per share in 2014 and $0.2978 per share in 2013)		(881)		(715)
Preferred stock, Series B ($0.105 per share)		(71)		—
Preferred stock, Series C ($2.36 per share )		—		(136)
Common stock ($0.14 per share in 2014 and $0.12 per share in 2013)		(1,524)		(1,290)
Balance, end of period		$168,166		$117,143
Accumulated other comprehensive income:
Balance, beginning of period		$(16,202)		$73,969
Other comprehensive income, net of tax		31,156		18,390
Balance, end of period		$14,954		$92,359
Total Stockholders' Equity		$437,122		$386,975
Non-controlling interest - preferred stock:
Balance, beginning of period		$241,853		$241,853
Balance, end of period		$241,853		$241,853
Total Equity		$678,975		$628,828

See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Cash flows from operating activities:
Net income	$7,312	$22,588
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Securities	13,983	2,712
Amortization of debt premiums, discounts and issuance costs	2,658	3,286
Net change in fair value of trading securities, hedged assets, and financial derivatives	3,029	(8,997)
Gains on sale of available-for-sale investment securities	(15)	(2)
Losses/(gains) on sale of real estate owned	3	(47)
Total provision for losses	674	1,176
Deferred income taxes	(6,009)	1,992
Stock-based compensation expense	713	865
Proceeds from repayment of trading investment securities	283	315
Proceeds from repayment of loans purchased as held for sale	42,713	66,095
Net change in:
Interest receivable	41,978	36,879
Guarantee and commitment fees receivable	31	(570)
Other assets	(2,827)	27,003
Accrued interest payable	(16,668)	(16,305)
Other liabilities	4,793	5,069
Net cash provided by operating activities	92,651	142,059
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(369,120)	(244,819)
Purchases of Farmer Mac Guaranteed Securities and USDA Securities	(289,484)	(222,187)
Purchases of loans held for investment	(246,310)	(190,149)
Purchases of defaulted loans	(440)	(140)
Proceeds from repayment of available-for-sale investment securities	370,084	439,135
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Securities	244,014	163,508
Proceeds from repayment of loans purchased as held for investment	141,534	93,587
Proceeds from sale of available-for-sale investment securities	10,015	15,014
Proceeds from sale of Farmer Mac Guaranteed Securities	62,751	25,042
Proceeds from sale of real estate owned	11	203
Net cash (used in)/provided by investing activities	(76,945)	79,194
Cash flows from financing activities:
Proceeds from issuance of discount notes	15,566,728	15,653,949
Proceeds from issuance of medium-term notes	750,354	703,268
Payments to redeem discount notes	(15,582,044)	(16,021,517)
Payments to redeem medium-term notes	(687,000)	(419,000)
Excess tax benefits related to stock-based awards	36	613
Payments to third parties on debt securities of consolidated trusts	(11,868)	(25,413)
Proceeds from common stock issuance	6	888
Proceeds from Series A Preferred stock issuance	—	58,333
Proceeds from Series B Preferred stock issuance	73,306	—
Retirement of Series C Preferred stock	—	(57,578)
Dividends paid - Non-controlling interest - preferred stock	(5,547)	(5,547)
Dividends paid on common and preferred stock	(2,405)	(1,426)
Net cash provided by/(used in) financing activities	101,566	(113,430)
Net increase in cash and cash equivalents	117,272	107,823
Cash and cash equivalents at beginning of period	749,313	785,564
Cash and cash equivalents at end of period	$866,585	$893,387
 See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ACCOUNTING POLICIES

The interim unaudited consolidated financial statements of the Federal Agricultural Mortgage Corporation ("Farmer Mac") and subsidiaries have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Farmer Mac and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted as permitted by SEC rules and regulations. The December 31, 2013 consolidated balance sheet presented in this report has been derived from Farmer Mac's audited 2013 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2013 consolidated financial statements of Farmer Mac and subsidiaries included in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 13, 2014. That Form 10-K describes Farmer Mac's significant accounting policies, which include its policies on Principles of Consolidation; Cash and Cash Equivalents and Statements of Cash Flows; Investment Securities, Farmer Mac Guaranteed Securities, and USDA Securities; Loans; Securitization of Loans; Non-accrual Loans; Real Estate Owned; Financial Derivatives; Notes Payable; Allowance for Losses; Earnings Per Common Share; Income Taxes; Stock-Based Compensation; Comprehensive Income; Long-Term Standby Purchase Commitments; Fair Value Measurement; and Consolidation of Variable Interest Entities ("VIEs"). Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year. Presented below are Farmer Mac's significant accounting policies that contain updated information for the three months ended March 31, 2014.

Principles of Consolidation

The consolidated financial statements include the accounts of Farmer Mac and its two subsidiaries: (1) Farmer Mac Mortgage Securities Corporation ("FMMSC"), whose principal activities are to facilitate the purchase and issuance of securities guaranteed by Farmer Mac that represent interests in, or obligations secured by, pools of eligible loans ("Farmer Mac Guaranteed Securities") and (2) Farmer Mac II LLC, whose principal activity is the operation of substantially all of the business related to the USDA Guarantees line of business – primarily the acquisition of USDA Securities.  The consolidated financial statements also include the accounts of VIEs in which Farmer Mac determined itself to be the primary beneficiary.

The following tables present, by line of business, details about the consolidation of VIEs:

Table 1.1

	Consolidation of Variable Interest Entities
	March 31, 2014
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost (1)	$312,569	$—	$296,895	$—	$—	$609,464
Debt securities of consolidated trusts held by third parties (2)	312,643	—	—	—	—	312,643
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value (3)	—	21,608	—	33,098	—	54,706
Maximum exposure to loss (4)	—	20,894	—	30,000	—	50,894
Investment securities:
Carrying value (5)	—	—	—	—	572,345	572,345
Maximum exposure to loss (4) (5)	—	—	—	—	579,225	579,225
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (4) (6)	731,574	19,562	—	970,000	—	1,721,136

(1) Includes unamortized premiums related to Rural Utilities of $4.4 million.
(2) Includes borrower remittances of $0.1 million, which have not been passed through to third party investors as of March 31, 2014.
(3) Includes unamortized premiums and discounts and fair value adjustments related to USDA Guarantees and Institutional Credit of $0.7 million and $3.1 million, respectively.
(4) Farmer Mac uses unpaid principal balance and outstanding face amount of investment securities to represent maximum exposure to loss.
(5) Includes auction-rate certificates, asset-backed securities and government-sponsored enterprise ("GSE")-guaranteed mortgage-backed securities.
(6) The Farm & Ranch amount relates to unconsolidated trusts where Farmer Mac determined it was not the primary beneficiary due to shared power with an unrelated party.

	Consolidation of Variable Interest Entities
	December 31, 2013
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost (1)	$259,509	$—	$370,480	$—	$—	$629,989
Debt securities of consolidated trusts held by third parties (2)	261,760	—	—	—	—	261,760
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value (3)	—	21,234	—	33,248	—	54,482
Maximum exposure to loss (4)	—	21,088	—	30,000	—	51,088
Investment securities:
Carrying value (5)	—	—	—	—	533,688	533,688
Maximum exposure to loss (4) (5)	—	—	—	—	540,726	540,726
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (4) (6)	765,751	20,222	—	970,000	—	1,755,973

(1) Includes unamortized premiums related to Rural Utilities of $16.2 million.
(2) Includes borrower remittances of $2.3 million, which have not been passed through to third party investors as of December 31, 2013.
(3) Includes unamortized premiums and discounts and fair value adjustments related to USDA Guarantees and Institutional Credit of $0.1 million and $3.2 million, respectively.
(4) Farmer Mac uses unpaid principal balance and the outstanding face amount of investment securities to represent maximum exposure to loss.
(5) Includes auction-rate certificates, asset-backed securities and GSE-guaranteed mortgage-backed securities.
(6) The Farm & Ranch amount relates to unconsolidated trusts where Farmer Mac determined it was not the primary beneficiary due to shared power with an unrelated party.

A guarantee by Farmer Mac of timely payment of principal and interest is an explicit element of the terms of all Farmer Mac Guaranteed Securities.  When Farmer Mac retains such securities in its portfolio, that guarantee is not extinguished.  For Farmer Mac Guaranteed Securities held in Farmer Mac's portfolio, Farmer Mac has entered into guarantee arrangements with FMMSC.  The guarantee fee rate established between Farmer Mac and FMMSC is an element in determining the fair value of these Farmer Mac Guaranteed Securities, and guarantee fees related to these securities are reflected in guarantee and commitment fees in the consolidated statements of operations.  These guarantee fees totaled $2.6 million for the three months ended March 31, 2014 and March 31, 2013, respectively. The corresponding expense of FMMSC has been eliminated against interest income in consolidation.  All other inter-company balances and transactions have been eliminated in consolidation.

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

The following table sets forth information regarding certain cash and non-cash transactions for the three months ended March 31, 2014 and 2013:

Table 1.2

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Cash paid during the period for:
Interest	$36,535	$33,068
Income taxes	—	—
Non-cash activity:
Real estate owned acquired through loan liquidation	—	1,034
Loans acquired and securitized as Farmer Mac Guaranteed Securities	62,751	25,042
Purchases of investment securities traded, not yet settled	—	325,000
Consolidation of Farm & Ranch Guaranteed Securities from off-balance sheet to loans held for investment in consolidated trusts and to debt securities of consolidated trusts held by third parties	62,751	25,042
Transfers of loans held for sale to loans held for investment	—	673,991
Transfers of available-for-sale Farmer Mac Guaranteed Securities to held-to-maturity	1,589,775	—

On January 1, 2014, Farmer Mac transferred $1.6 billion of Farmer Mac Guaranteed Securities from available-for-sale to held-to-maturity because Farmer Mac determined it has the ability and intent to hold these securities until maturity or payoff. Farmer Mac transferred these securities at fair value which reflected an unrealized holding gain of $22.3 million. Farmer Mac accounts for held-to-maturity securities at amortized cost.

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

Basic earnings per common share ("EPS") is based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per common share is based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options, stock appreciation rights ("SARs"), and non-vested restricted stock awards.  The following schedule reconciles basic and diluted EPS for the three months ended March 31, 2014 and 2013:

Table 1.3

	For the Three Months Ended
	March 31, 2014			March 31, 2013
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$813	10,887	$0.07	$16,190	10,737	$1.51
Effect of dilutive securities (1):
Stock options, SARs and restricted stock	—	459	—	—	424	(0.06)
Diluted EPS	$813	11,346	$0.07	$16,190	11,161	$1.45

(1)
For the three months ended March 31, 2014 and 2013, stock options and SARs of 32,983 and 4,000, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the three months ended March 31, 2014 and 2013, contingent shares of non-vested restricted stock of 31,594 and 25,300, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions were not met.

(c)	Reclassifications

Certain reclassifications of prior period information were made to conform to the current period presentation.

2.	INVESTMENT SECURITIES

The following tables present the amount outstanding, amortized cost, and fair values of Farmer Mac's investment securities as of March 31, 2014 and December 31, 2013:

Table 2.1

	March 31, 2014
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$74,100	$—	$74,100	$—	$(9,137)	$64,963
Floating rate asset-backed securities	177,999	(176)	177,823	385	(13)	178,195
Floating rate corporate debt securities	107,130	2	107,132	411	(1)	107,542
Fixed rate corporate debt securities	55,000	32	55,032	158	—	55,190
Floating rate Government/GSE guaranteed mortgage-backed securities	640,910	4,056	644,966	4,891	(640)	649,217
Fixed rate GSE guaranteed mortgage-backed securities (1)	1,123	3,860	4,983	3,601	—	8,584
Floating rate GSE subordinated debt	70,000	—	70,000	—	(6,615)	63,385
Fixed rate GSE preferred stock	78,500	253	78,753	2,887	—	81,640
Fixed rate taxable municipal bonds	22,053	47	22,100	7	—	22,107
Fixed rate senior agency debt	518,691	204	518,895	149	(129)	518,915
Floating rate U.S. Treasuries	75,000	(16)	74,984	—	(26)	74,958
Fixed rate U.S. Treasuries	643,692	608	644,300	100	(4)	644,396
Total available-for-sale	2,464,198	8,870	2,473,068	12,589	(16,565)	2,469,092
Trading:
Floating rate asset-backed securities	3,270	—	3,270	—	(2,347)	923
Total investment securities	$2,467,468	$8,870	$2,476,338	$12,589	$(18,912)	$2,470,015

(1)	Fair value includes $7.4 million of an interest-only security with a notional amount of $152.4 million.

	December 31, 2013
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$74,100	$—	$74,100	$—	$(8,815)	$65,285
Floating rate asset-backed securities	166,185	(217)	165,968	195	(59)	166,104
Floating rate corporate debt securities	109,345	(3)	109,342	445	(18)	109,769
Fixed rate corporate debt securities	55,000	48	55,048	97	(4)	55,141
Floating rate Government/GSE guaranteed mortgage-backed securities	612,413	4,336	616,749	4,955	(435)	621,269
Fixed rate GSE guaranteed mortgage-backed securities (1)	1,173	3,966	5,139	3,518	—	8,657
Floating rate GSE subordinated debt	70,000	—	70,000	—	(6,615)	63,385
Fixed rate GSE preferred stock	78,500	365	78,865	4,296	—	83,161
Fixed rate taxable municipal bonds	30,595	84	30,679	5	(3)	30,681
Fixed rate senior agency debt	523,691	294	523,985	107	(30)	524,062
Fixed rate U.S. Treasuries	754,405	1,141	755,546	95	(8)	755,633
Total available-for-sale	2,475,407	10,014	2,485,421	13,713	(15,987)	2,483,147
Trading:
Floating rate asset-backed securities	3,553	—	3,553	—	(2,625)	928
Total investment securities	$2,478,960	$10,014	$2,488,974	$13,713	$(18,612)	$2,484,075

(1)	Fair value includes $7.4 million of an interest-only security with a notional amount of $152.4 million.

During the three months ended March 31, 2014, Farmer Mac received proceeds of $10.0 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $15,000, compared to proceeds of $15.0 million for the same period in 2013, resulting in gross realized gains of $2,000.

As of March 31, 2014 and December 31, 2013, unrealized losses on available-for-sale investment securities were as follows:

Table 2.2

	March 31, 2014
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$64,963	$(9,137)
Floating rate asset-backed securities	21,645	(13)	—	—
Floating rate corporate debt securities	4,999	(1)	—	—
Floating rate Government/GSE guaranteed mortgage-backed securities	230,889	(615)	7,337	(25)
Floating rate GSE subordinated debt	—	—	63,385	(6,615)
Fixed rate senior agency debt	284,512	(129)	—	—
Floating rate U.S. Treasuries	74,958	(26)	—	—
Fixed rate U.S. Treasuries	150,045	(4)	—	—
Total	$767,048	$(788)	$135,685	$(15,777)

	December 31, 2013
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$65,285	$(8,815)
Floating rate asset-backed securities	50,129	(59)	—	—
Floating rate corporate debt securities	19,982	(18)	—	—
Fixed rate corporate debt securities	10,058	(4)	—	—
Floating rate Government/GSE guaranteed mortgage-backed securities	161,960	(435)	—	—
Floating rate GSE subordinated debt	—	—	63,385	(6,615)
Fixed rate taxable municipal bonds	8,041	(3)	—	—
Fixed rate senior agency debt	316,273	(30)	—	—
Fixed rate U.S. Treasuries	118,056	(8)	—	—
Total	$684,499	$(557)	$128,670	$(15,430)

The unrealized losses presented above are principally due to a general widening of credit spreads from the dates of acquisition to March 31, 2014 and December 31, 2013, as applicable. The resulting decrease in fair values reflect an increase in the perceived risk by the financial markets related to those securities. As of March 31, 2014, all of the investment securities in an unrealized loss position had credit ratings of at least "AA+," except one, comprising the floating rate GSE subordinated debt category, that was rated "A-". As of December 31, 2013, all of the investment securities in an unrealized loss position had credit ratings of at least "AA+," except two that were rated "A-" and one that was rated "BBB+". The unrealized losses were on 45 and 64 individual investment securities as of March 31, 2014 and December 31, 2013, respectively.

As of March 31, 2014, 10 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $15.8 million. As of December 31, 2013, 7 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $15.4 million.  Securities in unrealized loss positions for 12 months or longer have a fair value as of March 31, 2014 that is, on average, approximately 89.6 percent of their amortized cost basis. Farmer Mac believes that all of these unrealized losses are recoverable within a reasonable period of time by way of changes in credit spreads or maturity. Accordingly, Farmer Mac has concluded that none of the unrealized losses on these available-for-sale investment securities represents other-than-temporary impairment as of March 31, 2014 and December 31, 2013. Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

Farmer Mac did not own any held-to-maturity investment securities as of March 31, 2014 and December 31, 2013. As of March 31, 2014, Farmer Mac owned trading investment securities with an amortized cost of $3.3 million, a fair value of $0.9 million, and a weighted average yield of 4.24 percent. As of December 31, 2013, Farmer Mac owned trading investment securities with an amortized cost of $3.6 million, a fair value of $0.9 million, and a weighted average yield of 4.25 percent.

The amortized cost, fair value, and weighted average yield of available-for-sale investment securities by remaining contractual maturity as of March 31, 2014 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 2.3

	March 31, 2014
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$1,246,490	$1,246,691	0.43%
Due after one year through five years	288,599	289,722	0.84%
Due after five years through ten years	325,128	323,229	0.79%
Due after ten years	612,851	609,450	2.35%
Total	$2,473,068	$2,469,092	1.00%

3.	FARMER MAC GUARANTEED SECURITIES AND USDA SECURITIES

The following tables set forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities as of March 31, 2014 and December 31, 2013:

Table 3.1

	March 31, 2014
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$1,641,150	$19,120	$1,660,270	—	—	—

Available-for-sale:
AgVantage	$3,470,937	$—	$3,470,937	$35,565	$(38,847)	$3,467,655
Farmer Mac Guaranteed USDA Securities	20,894	(494)	20,400	1,210	(2)	21,608
Total Farmer Mac Guaranteed Securities	3,491,831	(494)	3,491,337	36,775	(38,849)	3,489,263
USDA Securities	1,597,956	4,591	1,602,547	7,346	(9,234)	1,600,659
Total available-for-sale	$5,089,787	$4,097	$5,093,884	$44,121	$(48,083)	$5,089,922
Trading:
USDA Securities	$48,283	$4,441	$52,724	$151	$(1,773)	$51,102

	December 31, 2013
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
AgVantage	$5,066,855	$125	$5,066,980	$64,051	$(60,665)	$5,070,366
Farmer Mac Guaranteed USDA Securities	21,089	(518)	20,571	669	(6)	21,234
Total Farmer Mac Guaranteed Securities	5,087,944	(393)	5,087,551	64,720	(60,671)	5,091,600
USDA Securities	1,590,433	4,585	1,595,018	2,753	(44,102)	1,553,669
Total available-for-sale	$6,678,377	$4,192	$6,682,569	$67,473	$(104,773)	$6,645,269
Trading:
USDA Securities	$55,373	$4,972	$60,345	$193	$(2,194)	$58,344

The unrealized losses presented above are principally due to higher interest rates from the date of acquisition to March 31, 2014 and December 31, 2013, as applicable.  The credit exposure related to Farmer Mac's USDA Guarantees line of business is covered by the full faith and credit guarantee of the United States.  As of March 31, 2014, 13 AgVantage securities in loss positions that are secured by Farm & Ranch loans had been in a loss position for more than 12 months with a total unrealized loss of $27.4 million. AgVantage® is a registered trademark of Farmer Mac used to designate Farmer Mac Guaranteed Securities that are general obligations of lenders secured by pools of eligible loans. Each AgVantage security that is secured by Farm & Ranch loans held by the issuing institution requires some level of overcollateralization, the removal of delinquent loans from the collateral pool, and the replacement of delinquent loans with current eligible loans. Thus, Farmer Mac does not believe it will realize any of those losses. None of the Rural Utilities Guaranteed Securities has been in an unrealized loss position for greater than 12 months. Farmer Mac has concluded that none of the unrealized losses on its available-for-sale Farmer Mac Guaranteed Securities and USDA Securities represents an other-than-temporary impairment as of March 31, 2014 and December 31, 2013.  Farmer Mac does not intend to sell these securities, and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

During the three months ended March 31, 2014 and 2013, Farmer Mac realized no gains or losses from the sale of Farmer Mac Guaranteed Securities and USDA Securities.

The amortized cost, fair value, and weighted average yield of available-for-sale and held-to-maturity Farmer Mac Guaranteed Securities and USDA Securities by remaining contractual maturity as of March 31, 2014 are set forth below. The balances presented are based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 3.2

	March 31, 2014
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$785,824	$788,681	1.93%
Due after one year through five years	1,561,316	1,578,618	1.89%
Due after five years through ten years	879,210	874,896	1.79%
Due after ten years	1,867,534	1,847,727	2.59%
Total	$5,093,884	$5,089,922	2.13%

	March 31, 2014
	Held-to-Maturity Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$1,124	$1,007	4.34%
Due after one year through five years	1,659,146	1,661,337	2.45%
Total	$1,660,270	$1,662,344	2.45%

Farmer Mac did not own any held-to-maturity Farmer Mac Guaranteed Securities or USDA Securities as of December 31, 2013. See Note 1(a) for more information about the transfer of Farmer Mac Guaranteed Securities to held-to-maturity as of January 1, 2014. As of March 31, 2014, Farmer Mac owned trading USDA Securities with an amortized cost of $52.7 million, a fair value of $51.1 million, and a weighted average yield of 5.56 percent. As of December 31, 2013, Farmer Mac owned trading USDA Securities with an amortized cost of $60.3 million, a fair value of $58.3 million, and a weighted average yield of 5.60 percent.

4.	FINANCIAL DERIVATIVES

Farmer Mac enters into financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of certain assets, future cash flows, or debt issuance, and not for trading or speculative purposes.  Certain financial derivatives are designated as fair value hedges of fixed rate assets classified as available-for-sale to protect against fair value changes in the assets related to a benchmark interest rate (i.e., LIBOR). Other financial derivatives are designated as cash flow hedges to mitigate the volatility of future interest rate payments on floating rate debt.

All financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Changes in the fair values of financial derivatives not designated as cash flow hedges are reported in "(Losses)/gains on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in fair value hedging relationships, changes in the fair values of the hedged items related to the risk being hedged are also reported in "(Losses)/gains on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in cash flow hedging relationships, the effective portion of the derivative gain/loss is recorded in other comprehensive income; amounts are disclosed as a reclassification out of other comprehensive income when the hedged transaction affects earnings. Any ineffective portion of designated hedge transactions is recognized immediately in"(Losses)/gains on financial derivatives and hedging activities" in the consolidated statements of operations.

As of March 31, 2014 and December 31, 2013, Farmer Mac's credit exposure to interest rate swap counterparties, excluding netting arrangements and any adjustment for nonperformance risk, but including accrued interest, was $19.3 million and $25.1 million, respectively; however, including netting arrangements and accrued interest, Farmer Mac's credit exposure was $2.3 million and $3.3 million as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014 and December 31, 2013, Farmer Mac held no cash as collateral for its derivatives in net asset positions, resulting in uncollateralized net asset positions of $2.3 million and $3.0 million, respectively. Farmer Mac records cash held as collateral as an increase in the balance of cash and cash equivalents and an increase in the balance of accounts payable and accrued expenses.

As of March 31, 2014 and December 31, 2013, the fair value of Farmer Mac's derivatives in a net liability position including accrued interest but excluding netting arrangements and any adjustment for nonperformance risk, was $81.5 million and $92.0 million, respectively; however, including netting arrangements and accrued interest, the fair value of Farmer Mac's derivatives in a net liability position at the counterparty level, was $68.6 million and $74.8 million as of March 31, 2014 and December 31, 2013, respectively.  Farmer Mac posted cash of $14.2 million and no investment securities as of March 31, 2014 and posted cash of $9.8 million and investment securities with a fair value of $1.5 million as of December 31, 2013 as collateral for its derivatives in net liability positions.  Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets. The investment securities posted as collateral are included in the investment securities balances on the consolidated balance sheets.  If Farmer Mac had breached certain provisions of the derivative contracts as of March 31, 2014 and December 31, 2013, it could have been required to settle its obligations under the agreements or post additional collateral of $54.4 million and $63.5 million, respectively. As of March 31, 2014 and December 31, 2013, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

Effective in second quarter 2013, Farmer Mac expanded its use of centrally-cleared derivatives by clearing through a clearinghouse certain interest rate swaps. Farmer Mac posts initial and variation margin to the clearinghouses through which centrally-cleared derivatives and futures contracts are traded. These collateral postings expose Farmer Mac to institutional credit risk in the event that either the clearinghouse or the futures commission merchant that Farmer Mac uses to post collateral to the clearinghouse fails to meet its obligations. Conversely, the use of centrally-cleared derivatives mitigates Farmer Mac's credit risk to individual counterparties because clearinghouses assume the credit risk among counterparties in centrally-cleared derivatives transactions. Of Farmer Mac's $6.6 billion notional amount of interest rate swaps outstanding as of March 31, 2014, $3.1 billion were cleared through swap clearinghouses.

Farmer Mac’s counterparties are required to pledge collateral for transactions involving securities purchased under agreements to resell. Farmer Mac considers the types of securities being pledged as collateral when determining how much to lend in these transactions. Additionally, Farmer Mac regularly reviews the fair values of these securities compared to amounts loaned and derivative counterparty collateral posting thresholds in an effort to minimize exposure to losses. The fair value of non-cash collateral accepted for securities purchased under agreements to resell or similar arrangements was $150.0 million, all of which could be sold or repledged; however, none of the underlying collateral was sold or repledged as of March 31, 2014. There were no securities purchased under agreements to resell as of December 31, 2013.

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements as of March 31, 2014 and December 31, 2013 and the effects of financial derivatives on the consolidated statements of operations for the three months ended March 31, 2014 and 2013:

Table 4.1

	March 31, 2014
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$900,000	$—	$(28,789)	2.25%	0.24%		3.00
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	10,000	—	(36)	2.50%	0.48%		6.70
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	507,820	3,074	(43,448)	4.28%	0.24%		7.55
Receive fixed non-callable	4,431,663	8,045	(183)	0.26%	0.68%		0.47
Receive fixed callable	195,000	4	(1,081)	0.10%	0.65%		3.03
Basis swaps	565,189	336	(572)	0.25%	0.26%		1.86
Agency forwards	—	—	—			—
Treasury futures	18,400	15	—			123.58
Credit valuation adjustment		(117)	222
Total financial derivatives	$6,628,072	$11,357	$(73,887)
Collateral pledged		—	14,223
Net amount		$11,357	$(59,664)

	December 31, 2013
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$900,000	$—	$(28,989)	2.25%	0.24%		3.25
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	10,000	68	—	2.50%	0.48%		6.95
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	806,596	7,570	(45,360)	4.63%	0.24%		4.86
Receive fixed non-callable	4,324,663	11,836	(262)	0.27%	0.70%		0.53
Receive fixed callable	175,000	83	(934)	0.10%	0.65%		3.30
Basis swaps	404,288	276	(318)	0.32%	0.29%		1.52
Agency forwards	65,704	86	—			98.91
Treasury futures	5,600	—	(1)			123.02
Credit valuation adjustment		(201)	156
Total financial derivatives	$6,691,851	$19,718	$(75,708)
Collateral pledged		—	11,320
Net amount		$19,718	$(64,388)

Table 4.2

	(Losses)/Gains on Financial Derivatives and Hedging Activities
	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Fair value hedges:
Interest rate swaps (1)	$200	$5,791
Hedged items	2,750	(3,138)
Gains on hedging activities	2,950	2,653
No hedge designation:
Interest rate swaps	(9,548)	2,846
Agency forwards	(852)	(984)
Treasury futures	(128)	(21)
(Losses)/gains on financial derivatives not designated in hedging relationships	(10,528)	1,841
(Losses)/gains on financial derivatives and hedging activities	$(7,578)	$4,494

(1)
Included in the assessment of hedge effectiveness at March 31, 2014, but excluded from the amounts in the table, were losses of $2.9 million for the three months ended March 31, 2014, attributable to the fair value of the swaps at the inception of the hedging relationship. Accordingly, the amounts recognized as hedge ineffectiveness for the three months ended March 31, 2014 were gains of $29,000. The comparable amounts at March 31, 2013 were losses of $3.0 million for the three months ended March 31, 2013 attributable to the fair value of the swaps at the inception of the hedging relationship and, accordingly, losses of $0.3 million for the three months ended March 31, 2013 attributable to hedge ineffectiveness.

As of March 31, 2014, Farmer Mac had outstanding basis swaps with Zions First National Bank, a related party, with a total notional amount of $22.1 million and a fair value of $(0.2) million, compared to $29.3 million and $(0.2) million, respectively, as of December 31, 2013.  Under the terms of those basis swaps, Farmer Mac pays Constant Maturity Treasury-based rates and receives LIBOR.  Those swaps hedge most of the interest rate basis risk related to loans Farmer Mac purchases that pay a Constant Maturity Treasury-based rate and the discount notes Farmer Mac issues to fund the loan purchases.  The pricing of discount notes is closely correlated to LIBOR rates.  Farmer Mac recorded unrealized gains on those outstanding basis swaps for the three months ended March 31, 2014 and 2013 of $0.1 million and $0.2 million, respectively.

5.	LOANS AND ALLOWANCE FOR LOSSES

Loans

Farmer Mac classifies loans as either held for investment or held for sale. Loans held for investment are recorded at the unpaid principal balance, net of unamortized premium or discount and other cost adjustments. Loans held for sale are reported at the lower of cost or fair value determined on a pooled basis. As of March 31, 2014 and December 31, 2013, Farmer Mac had no loans held for sale. The following table displays the composition of the loan balances as of March 31, 2014 and December 31, 2013:

Table 5.1

	March 31, 2014			December 31, 2013
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Farm & Ranch	$1,910,389	$312,569	$2,222,958	$1,875,958	$259,509	$2,135,467
Rural Utilities	734,717	292,529	1,027,246	698,010	354,241	1,052,251
Total unpaid principal balance (1)	2,645,106	605,098	3,250,204	2,573,968	613,750	3,187,718
Unamortized premiums, discounts and other cost basis adjustments	(3,392)	4,366	974	(3,843)	16,239	12,396
Total loans	2,641,714	609,464	3,251,178	2,570,125	629,989	3,200,114
Allowance for loan losses	(6,959)	(451)	(7,410)	(6,587)	(279)	(6,866)
Total loans, net of allowance	$2,634,755	$609,013	$3,243,768	$2,563,538	$629,710	$3,193,248

(1)	Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business.

Allowances for Losses

Farmer Mac maintains an allowance for loan losses to cover estimated probable losses on loans held and a reserve for losses to cover estimated probable losses on loans underlying long-term standby purchase commitments ("LTSPCs") and off-balance sheet Farmer Mac Guaranteed Securities.  As of March 31, 2014 and December 31, 2013, Farmer Mac recorded allowances for losses of $14.0 million and $13.3 million, respectively. See Note 3 and Note 6 for more information about Farmer Mac Guaranteed Securities.  Farmer Mac Guaranteed Securities do not include AgVantage securities with regard to the allowance for losses discussion.

Farmer Mac's allowance for losses is presented in two components on its consolidated balance sheets:

•	an "Allowance for loan losses" on loans held; and

•	a "Reserve for losses" on loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities.

The following is a summary of the changes in the total allowance for losses for the three months ended March 31, 2014 and 2013:

Table 5.2

	March 31, 2014			March 31, 2013
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
For the Three Months Ended:	(in thousands)
Beginning Balance	$6,866	$6,468	$13,334	$11,351	$5,539	$16,890
Provision for losses	573	101	674	430	746	1,176
Charge-offs	(29)	—	(29)	(3,814)	—	(3,814)
Ending Balance	$7,410	$6,569	$13,979	$7,967	$6,285	$14,252

During first quarter 2014, Farmer Mac recorded provisions to its allowance for loan losses of $0.6 million and provisions to its reserve for losses of $0.1 million. Farmer Mac also recorded $29,000 of charge-offs to its allowance for loan losses during first quarter 2014. During first quarter 2013, Farmer Mac recorded provisions to its allowance for loan losses of $0.4 million and provisions to its reserve for losses of $0.7 million. Farmer Mac also recorded charge-offs of $3.8 million to its allowance for loan losses during first quarter 2013, which included a $3.6 million charge-off related to one ethanol loan that transitioned to real estate owned ("REO") during first quarter 2013 and for which Farmer Mac had previously provided a specific allowance.

The following tables present the changes in the allowance for losses for the three months ended March 31, 2014 and 2013 by commodity type:

Table 5.3

	For the Three Months Ended March 31, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Beginning Balance	$2,124	$2,186	$1,271	$454	$7,292	$7	$13,334
Provision for/(release of) losses	154	(55)	116	39	423	(3)	674
Charge-offs	—	—	—	(29)	—	—	(29)
Ending Balance	$2,278	$2,131	$1,387	$464	$7,715	$4	$13,979

	For the Three Months Ended March 31, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Beginning Balance	$2,589	$2,316	$1,534	$784	$9,661	$6	$16,890
Provision for/(release of) losses	28	199	53	(51)	935	12	1,176
Charge-offs	—	(189)	—	—	(3,625)	—	(3,814)
Ending Balance	$2,617	$2,326	$1,587	$733	$6,971	$18	$14,252

The following tables present the unpaid principal balances of loans held and loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities and the related allowance for losses by impairment method and commodity type as of March 31, 2014 and December 31, 2013:

Table 5.4

	As of March 31, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$1,395,277	$306,566	$359,633	$38,605	$41,717	$1,325	$2,143,123
Off-balance sheet	1,343,148	558,241	908,732	106,983	133,808	7,863	3,058,775
Total	$2,738,425	$864,807	$1,268,365	$145,588	$175,525	$9,188	$5,201,898
Individually evaluated for impairment:
On-balance sheet	$19,854	$39,864	$9,193	$10,924	$—	$—	$79,835
Off-balance sheet	3,316	3,375	4,269	1,282	—	—	12,242
Total	$23,170	$43,239	$13,462	$12,206	$—	$—	$92,077
Total Farm & Ranch loans:
On-balance sheet	$1,415,131	$346,430	$368,826	$49,529	$41,717	$1,325	$2,222,958
Off-balance sheet	1,346,464	561,616	913,001	108,265	133,808	7,863	3,071,017
Total	$2,761,595	$908,046	$1,281,827	$157,794	$175,525	$9,188	$5,293,975
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$1,469	$301	$582	$24	$2,606	$—	$4,982
Off-balance sheet	363	155	626	48	5,109	4	6,305
Total	$1,832	$456	$1,208	$72	$7,715	$4	$11,287
Individually evaluated for impairment:
On-balance sheet	$361	$1,608	$100	$359	$—	$—	$2,428
Off-balance sheet	85	67	79	33	—	—	264
Total	$446	$1,675	$179	$392	$—	$—	$2,692
Total Farm & Ranch loans:
On-balance sheet	$1,830	$1,909	$682	$383	$2,606	$—	$7,410
Off-balance sheet	448	222	705	81	5,109	4	6,569
Total	$2,278	$2,131	$1,387	$464	$7,715	$4	$13,979

	As of December 31, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$1,363,861	$295,037	$319,665	$39,940	$32,636	$359	$2,051,498
Off-balance sheet	1,279,887	567,932	912,397	109,884	138,282	8,159	3,016,541
Total	$2,643,748	$862,969	$1,232,062	$149,824	$170,918	$8,518	$5,068,039
Individually evaluated for impairment:
On-balance sheet	$21,147	$41,441	$10,844	$10,422	$—	$115	$83,969
Off-balance sheet	1,962	3,414	3,199	2,497	—	—	11,072
Total	$23,109	$44,855	$14,043	$12,919	$—	$115	$95,041
Total Farm & Ranch loans:
On-balance sheet	$1,385,008	$336,478	$330,509	$50,362	$32,636	$474	$2,135,467
Off-balance sheet	1,281,849	571,346	915,596	112,381	138,282	8,159	3,027,613
Total	$2,666,857	$907,824	$1,246,105	$162,743	$170,918	$8,633	$5,163,080
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$1,321	$325	$436	$20	$2,290	$—	$4,392
Off-balance sheet	397	159	642	42	5,002	4	6,246
Total	$1,718	$484	$1,078	$62	$7,292	$4	$10,638
Individually evaluated for impairment:
On-balance sheet	$362	$1,641	$140	$331	$—	$—	$2,474
Off-balance sheet	44	61	53	61	—	3	222
Total	$406	$1,702	$193	$392	$—	$3	$2,696
Total Farm & Ranch loans:
On-balance sheet	$1,683	$1,966	$576	$351	$2,290	$—	$6,866
Off-balance sheet	441	220	695	103	5,002	7	6,468
Total	$2,124	$2,186	$1,271	$454	$7,292	$7	$13,334

The following tables present by commodity type the unpaid principal balances, recorded investment, and specific allowance for losses related to impaired loans and the recorded investment in loans on nonaccrual status as of March 31, 2014 and December 31, 2013:

Table 5.5

	As of March 31, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$6,989	$9,913	$6,733	$1,442	$—	$—	$25,077
Unpaid principal balance	6,875	10,010	6,914	1,458	—	—	25,257
With a specific allowance:
Recorded investment (1)	16,902	34,077	6,548	10,636	—	—	68,163
Unpaid principal balance	16,295	33,229	6,548	10,748	—	—	66,820
Associated allowance	446	1,675	179	392	—	—	2,692
Total:
Recorded investment	23,891	43,990	13,281	12,078	—	—	93,240
Unpaid principal balance	23,170	43,239	13,462	12,206	—	—	92,077
Associated allowance	446	1,675	179	392	—	—	2,692

Recorded investment of loans on nonaccrual status (2)	$10,926	$15,198	$5,280	$6,103	$—	$—	$37,507

(1)
Impairment analysis was performed in the aggregate in consideration of similar risk characteristics of the assets and historical statistics on $60.7 million (65 percent) of impaired loans as of March 31, 2014, which resulted in a specific reserve of $1.3 million.

(2)	Includes $9.1 million of loans that are less than 90 days delinquent but which have not met Farmer Mac's performance criteria for returning to accrual status.

	As of December 31, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$6,956	$9,880	$6,671	$1,444	$—	$—	$24,951
Unpaid principal balance	6,825	9,877	6,588	1,443	—	—	24,733
With a specific allowance:
Recorded investment (1)	16,697	36,146	7,600	11,554	—	119	72,116
Unpaid principal balance	16,284	34,978	7,455	11,476	—	115	70,308
Associated allowance	406	1,702	193	392	—	3	2,696
Total:
Recorded investment	23,653	46,026	14,271	12,998	—	119	97,067
Unpaid principal balance	23,109	44,855	14,043	12,919	—	115	95,041
Associated allowance	406	1,702	193	392	—	3	2,696

Recorded investment of loans on nonaccrual status (2)	$10,812	$15,237	$5,344	$5,835	$—	$—	$37,228

(1)
Impairment analysis was performed in the aggregate in consideration of similar risk characteristics of the assets and historical statistics on $65.1 million (67 percent) of impaired loans as of December 31, 2012, which resulted in a specific reserve of $1.3 million.

(2)	Includes $9.6 million of loans that are less than 90 days delinquent but which have not met Farmer Mac's performance criteria for returning to accrual status.

The following table presents by commodity type the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2014 and 2013:

Table 5.6

	For the Three Months Ended March 31, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Average recorded investment in impaired loans	$23,772	$45,008	$13,776	$12,538	$—	$60	$95,154
Income recognized on impaired loans	170	194	76	122	—	—	562

	For the Three Months Ended March 31, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Average recorded investment in impaired loans	$31,830	$46,743	$17,906	$14,197	$2,169	$1,023	$113,868
Income recognized on impaired loans	342	374	154	194	—	—	1,064

For the three months ended March 31, 2014, the recorded investment of loans determined to be troubled debt restructurings ("TDRs") was $0.6 million, both before and after restructuring. For the three months ended March 31, 2013, the recorded investment of loans determined to be TDRs was $0.2 million before restructuring and $0.3 million after restructuring. As of March 31, 2014, there were no TDRs identified during the previous 12 months that were in default under the modified terms. As of March 31, 2013, there were three TDRs identified during the previous 12 months that were in default under the modified terms, with a recorded investment of $1.3 million. The impact of TDRs on Farmer Mac's allowance for loan losses was immaterial in both first quarter 2014 and 2013.

During first quarter 2014, Farmer Mac purchased one defaulted loan having an unpaid principal balance of $0.4 million from a pool underlying an LTSPC.  During first quarter 2013, Farmer Mac purchased two defaulted loans having an unpaid principal balance of $0.1 million from pools underlying Farm & Ranch Guaranteed Securities and LTSPCs.

The following tables present information related to Farmer Mac's acquisition of defaulted loans for the three months ended March 31, 2014 and 2013 and the outstanding balances and carrying amounts of all such loans as of March 31, 2014 and December 31, 2013:

Table 5.7

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Unpaid principal balance at acquisition date:
Loans underlying LTSPCs	$440	$37
Loans underlying off-balance sheet Farmer Mac Guaranteed Securities	—	103
Total unpaid principal balance at acquisition date	440	140
Contractually required payments receivable	440	143
Impairment recognized subsequent to acquisition	52	386
Recovery/release of allowance for defaulted loans	2	50

	As of
	March 31, 2014	December 31, 2013
	(in thousands)
Outstanding balance	$31,660	$32,838
Carrying amount	29,435	29,613

Net credit losses and 90-day delinquencies as of and for the periods indicated for loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs are presented in the table below.  As of March 31, 2014, there were no delinquencies and no probable losses inherent in Farmer Mac's Rural Utilities loan portfolio and Farmer Mac has not experienced credit losses on any Rural Utilities loans.

Table 5.8

	90-Day Delinquencies (1)		Net Credit Losses
	As of		For the Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2014	March 31, 2013
	(in thousands)
On-balance sheet assets:
Farm & Ranch:
Loans	$28,373	$27,580	$32	$3,810
Total on-balance sheet	$28,373	$27,580	$32	$3,810
Off-balance sheet assets:
Farm & Ranch:
LTSPCs	$1,064	$716	$—	$—
Total off-balance sheet	$1,064	$716	$—	$—
Total	$29,437	$28,296	$32	$3,810

(1)
Includes loans and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, restructured after delinquency, and in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

Of the $28.4 million and $27.6 million of on-balance sheet loans reported as 90-day delinquencies as of March 31, 2014 and December 31, 2013, respectively, $1.2 million, were loans subject to "removal-of-account" provisions.

Credit Quality Indicators

Farmer Mac analyzes credit risk related to loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities based on internally assigned loan scores (i.e., risk ratings) that are derived by taking into consideration such factors as historical repayment performance, indicators of current financial condition, loan seasoning, loan size, and loan-to-value ratio. Loans are then classified into one of the following asset categories based on their underlying risk rating: acceptable; other assets especially mentioned; and substandard. Farmer Mac believes this analysis provides meaningful information regarding the credit risk profile of its Farm & Ranch portfolio as of each quarterly reporting period end date.

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

The following tables present credit quality indicators related to Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities as of March 31, 2014 and December 31, 2013:

Table 5.9

	As of March 31, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade (1)
On-balance sheet:
Acceptable	$1,383,292	$302,195	$346,330	$37,198	$20,075	$1,325	$2,090,415
Special mention (2)	11,985	4,371	13,303	1,407	8,096	—	39,162
Substandard (3)	19,854	39,864	9,193	10,924	13,546	—	93,381
Total on-balance sheet	$1,415,131	$346,430	$368,826	$49,529	$41,717	$1,325	$2,222,958
Off-Balance Sheet:
Acceptable	$1,314,751	$538,757	$841,599	$102,120	$93,880	$7,190	$2,898,297
Special mention (2)	12,472	13,501	37,155	1,052	18,814	571	83,565
Substandard (3)	19,241	9,358	34,247	5,093	21,114	102	89,155
Total off-balance sheet	$1,346,464	$561,616	$913,001	$108,265	$133,808	$7,863	$3,071,017
Total Ending Balance:
Acceptable	$2,698,043	$840,952	$1,187,929	$139,318	$113,955	$8,515	$4,988,712
Special mention (2)	24,457	17,872	50,458	2,459	26,910	571	122,727
Substandard (3)	39,095	49,222	43,440	16,017	34,660	102	182,536
Total	$2,761,595	$908,046	$1,281,827	$157,794	$175,525	$9,188	$5,293,975

Commodity analysis of past due loans (1)
On-balance sheet	$8,529	$11,415	$5,251	$3,178	$—	$—	$28,373
Off-balance sheet	189	405	470	—	—	—	1,064
90-days or more past due	$8,718	$11,820	$5,721	$3,178	$—	$—	$29,437

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)	Assets in the Special mention category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.

(3)	Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of December 31, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade (1)
On-balance sheet:
Acceptable	$1,348,205	$290,064	$300,308	$39,022	$10,987	$359	$1,988,945
Special Mention (2)	15,656	4,973	19,357	918	6,267	—	47,171
Substandard (3)	21,147	41,441	10,844	10,422	15,382	115	99,351
Total on-balance sheet	$1,385,008	$336,478	$330,509	$50,362	$32,636	$474	$2,135,467
Off-Balance Sheet
Acceptable	$1,251,834	$548,254	$844,130	$105,589	$99,072	$7,478	$2,856,357
Special Mention (2)	10,977	15,621	36,555	917	11,011	578	75,659
Substandard (3)	19,038	7,471	34,911	5,875	28,199	103	95,597
Total off-balance sheet	$1,281,849	$571,346	$915,596	$112,381	$138,282	$8,159	$3,027,613
Total Ending Balance:
Acceptable	$2,600,039	$838,318	$1,144,438	$144,611	$110,059	$7,837	$4,845,302
Special Mention (2)	26,633	20,594	55,912	1,835	17,278	578	122,830
Substandard (3)	40,185	48,912	45,755	16,297	43,581	218	194,948
Total	$2,666,857	$907,824	$1,246,105	$162,743	$170,918	$8,633	$5,163,080

Commodity analysis of past due loans (1)
On-balance sheet	$8,036	$11,841	$4,462	$3,122	$—	$119	$27,580
Off-balance sheet	220	—	—	496	—	—	716
90-days or more past due	$8,256	$11,841	$4,462	$3,618	$—	$119	$28,296

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)	Assets in the Special mention category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.

(3)	Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

Concentrations of Credit Risk

The following table sets forth the geographic and commodity/collateral diversification, as well as the range of original loan-to-value ratios, for all Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs as of March 31, 2014 and December 31, 2013:

Table 5.10

	March 31, 2014	December 31, 2013
	(in thousands)
By commodity/collateral type:
Crops	$2,761,595	$2,666,857
Permanent plantings	908,046	907,824
Livestock	1,281,827	1,246,105
Part-time farm	157,794	162,743
Ag. Storage and Processing (including ethanol facilities)	175,525	170,918
Other	9,188	8,633
Total	$5,293,975	$5,163,080
By geographic region (1):
Northwest	$549,031	$524,034
Southwest	1,726,049	1,752,109
Mid-North	1,801,279	1,702,668
Mid-South	621,137	601,359
Northeast	224,277	231,731
Southeast	372,202	351,179
Total	$5,293,975	$5,163,080
By original loan-to-value ratio:
0.00% to 40.00%	$1,453,294	$1,375,758
40.01% to 50.00%	1,131,827	1,099,033
50.01% to 60.00%	1,462,348	1,431,562
60.01% to 70.00%	1,101,147	1,113,427
70.01% to 80.00%	107,144	110,828
80.01% to 90.00%	38,215	32,472
Total	$5,293,975	$5,163,080

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

Farmer Mac offers two credit enhancement alternatives to direct loan purchases that allow approved lenders the ability to retain the cash flow benefits of their loans and increase their liquidity and lending capacity: (1) Farmer Mac Guaranteed Securities, which are available through each of the Farm & Ranch, USDA Guarantees, Rural Utilities, and Institutional Credit lines of business, and (2) LTSPCs, which are available through the Farm & Ranch and the Rural Utilities lines of business.

Off-Balance Sheet Farmer Mac Guaranteed Securities

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of March 31, 2014 and December 31, 2013, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans:

Table 6.1

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	March 31, 2014	December 31, 2013
	(in thousands)
Farm & Ranch:
Guaranteed Securities	$731,574	$765,751
USDA Guarantees:
Farmer Mac Guaranteed USDA Securities	19,562	20,222
Institutional Credit:
AgVantage Securities	988,199	981,009
Total off-balance sheet Farmer Mac Guaranteed Securities	$1,739,335	$1,766,982

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  The following table summarizes the significant cash flows received from and paid to trusts used for Farmer Mac securitizations:

Table 6.2

	For the Three Months Ended
	March 31, 2014	March 31, 2013

Proceeds from new securitizations	$62,751	$25,042
Guarantee fees received	827	992
Purchases of assets from the trusts	—	(103)

Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $13.0 million as of March 31, 2014 and $13.4 million as of December 31, 2013. As of March 31, 2014 and

December 31, 2013, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 12.6 years and 12.8 years, respectively.  As of March 31, 2014 and December 31, 2013, the weighted-average remaining maturity of the off-balance sheet AgVantage securities was 3.2 years and 3.4 years, respectively.

Long-Term Standby Purchase Commitments

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

The maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans, was $2.3 billion as of March 31, 2014 and December 31, 2013.

As of March 31, 2014 and December 31, 2013, the weighted-average remaining maturity of all loans underlying LTSPCs was 14.1 years and 13.9 years, respectively.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the consolidated balance sheet.  This liability approximated $27.7 million as of March 31, 2014 and $26.3 million as of December 31, 2013.

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

During first quarter 2014, Farmer Mac paid a quarterly dividend of $0.14 per share on all classes of its common stock. For each quarter in 2013, Farmer Mac paid a quarterly dividend of $0.12 per share on all classes of its common stock. Farmer Mac's ability to declare and pay a dividend could be restricted if it failed to comply with applicable capital requirements.

Preferred Stock

On March 25, 2014, Farmer Mac issued 3.0 million shares of 6.875 percent Non-Cumulative Preferred Stock, Series B (the "Series B Preferred Stock"). On January 17, 2013, Farmer Mac issued 2.4 million shares of 5.875 percent Non-Cumulative Preferred Stock, Series A (the "Series A Preferred Stock"). The Series A Preferred Stock and the Series B Preferred Stock have a par value of $25.00 per share, a liquidation preference of $25.00 per share, and an annual dividend rate of 5.875 percent and 6.875 percent, respectively. Dividends on the Series A Preferred Stock and the Series B Preferred Stock are non-cumulative, so dividends that are not declared for a payment date will not accrue. Farmer Mac incurred $1.7 million of direct costs related to the issuance of the Series A Preferred Stock and direct costs of $1.7 million as of March 31, 2014 related to the issuance of the Series B Preferred Stock. Farmer Mac used the proceeds from the sale of the Series A Preferred Stock to redeem and retire the outstanding shares of Series C Non-Voting Cumulative Preferred Stock ("Series C Preferred Stock"). As of March 31, 2014, Farmer Mac had 2.4 million shares of Series A Preferred Stock outstanding and 3.0 million shares of Series B Preferred Stock outstanding.

Farmer Mac's ability to declare and pay dividends on its preferred stock could be restricted if it failed to comply with applicable capital requirements. Farmer Mac's preferred stock is included as a component of core capital for regulatory and statutory capital compliance measurements.

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

Farmer Mac is subject to the following statutory and regulatory capital requirements:

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

As of March 31, 2014, Farmer Mac's minimum and critical capital requirements were $403.0 million and $201.5 million, respectively, and its actual core capital level was $664.0 million, which was $261.0 million above the minimum capital requirement and $462.5 million above the critical capital requirement as of that date.  As of December 31, 2013, Farmer Mac's minimum and critical capital requirements were $398.5 million and $199.3 million, respectively, and its actual core capital level was $590.7 million, which was $192.2 million above the minimum capital requirement and $391.4 million above the critical capital requirement as of that date.

Based on the risk-based capital stress test, Farmer Mac's risk-based capital requirement as of March 31, 2014 was $90.4 million, and Farmer Mac's regulatory capital (core capital plus the allowance for losses) of $678.0 million exceeded that amount by approximately $587.6 million.  As of December 31, 2013, Farmer Mac's risk-based capital requirement was $90.8 million, and Farmer Mac's regulatory capital of $604.0 million exceeded that amount by approximately $513.2 million.

In accordance with FCA's rule on Farmer Mac's capital planning that became effective on January 3, 2014, and as part of Farmer Mac's capital plan, Farmer Mac has adopted a policy for maintaining a sufficient level of capital (consisting of retained earnings, paid-in-capital, common stock, qualifying preferred stock, and accumulated other comprehensive income allocable to investments not included in one of the four operating lines of business) and imposing restrictions on common stock dividends and employee (including officer) bonus payments in the event that this capital falls below specified thresholds.

8.	FAIR VALUE DISCLOSURES

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price).
In determining fair value, Farmer Mac uses various valuation approaches, including market and income based approaches.  The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  When available, the fair value of Farmer Mac's financial instruments is based on quoted market prices, valuation techniques that use observable market-based inputs, or unobservable inputs that are corroborated by market data.  Pricing information obtained from third parties is internally validated for reasonableness prior to use in the consolidated financial statements. Farmer Mac's accounting polices for fair value measurement and a description of the fair value techniques used for instruments measured at fair value is discussed in
Note 2(p) and Note 13 to the consolidated financial statements included in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 13, 2014.

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

As of March 31, 2014, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $5.2 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 38 percent of total assets and 68 percent of financial instruments measured at fair value as of March 31, 2014. As of December 31, 2013, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $6.8 billion whose fair values were estimated by management in the absence of readily determinable fair values.  These financial instruments measured as level 3 represented 51 percent of total assets and 73 percent of financial instruments measured at fair value as of December 31, 2013.

Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period.  There were no transfers within the fair value hierarchy for fair value measurements of Farmer Mac's investment securities, Farmer Mac Guaranteed Securities, USDA Securities, and financial derivatives during the first three months of 2014 and 2013. See Note 1(a) for information about the transfer of available-for-sale Farmer Mac Guaranteed Securities to held-to-maturity as of January 1, 2014.

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2014 and December 31, 2013, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Table 8.1

Assets and Liabilities Measured at Fair Value as of March 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$64,963	$64,963
Floating rate asset-backed securities	—	178,195	—	178,195
Floating rate corporate debt securities	—	107,542	—	107,542
Fixed rate corporate debt securities	—	55,190	—	55,190
Floating rate Government/GSE guaranteed mortgage-backed securities	—	649,014	203	649,217
Fixed rate GSE guaranteed mortgage-backed securities	—	8,584	—	8,584
Floating rate GSE subordinated debt	—	63,385	—	63,385
Fixed rate GSE preferred stock	—	81,640	—	81,640
Fixed rate taxable municipal bonds	—	22,107	—	22,107
Fixed rate senior agency debt	—	518,915	—	518,915
Floating rate U.S. Treasuries	74,958	—	—	74,958
Fixed rate U.S. Treasuries	644,396	—	—	644,396
Total available-for-sale	719,354	1,684,572	65,166	2,469,092
Trading:
Floating rate asset-backed securities	—	—	923	923
Total trading	—	—	923	923
Total Investment Securities	719,354	1,684,572	66,089	2,470,015
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—	3,467,655	3,467,655
Farmer Mac Guaranteed USDA Securities	—	—	21,608	21,608
Total Farmer Mac Guaranteed Securities	—	—	3,489,263	3,489,263
USDA Securities:
Available-for-sale	—	—	1,600,659	1,600,659
Trading	—	—	51,102	51,102
Total USDA Securities	—	—	1,651,761	1,651,761
Financial derivatives	15	11,342	—	11,357
Total Assets at fair value	$719,369	$1,695,914	$5,207,113	$7,622,396
Liabilities:
Financial derivatives	$—	$73,726	$161	$73,887
Total Liabilities at fair value	$—	$73,726	$161	$73,887
Nonrecurring:
Assets:
Loans held for investment	$—	$—	$6,033	$6,033
REO	—	—	1,704	1,704
Total Nonrecurring Assets at fair value	$—	$—	$7,737	$7,737

Assets and Liabilities Measured at Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$65,285	$65,285
Floating rate asset-backed securities	—	166,104	—	166,104
Floating rate corporate debt securities	—	109,769	—	109,769
Fixed rate corporate debt	—	55,141	—	55,141
Floating rate Government/GSE guaranteed mortgage-backed securities	—	621,064	205	621,269
Fixed rate GSE guaranteed mortgage-backed securities	—	8,657	—	8,657
Floating rate GSE subordinated debt	—	63,385	—	63,385
Fixed rate GSE preferred stock	—	83,161	—	83,161
Fixed rate taxable municipal bonds	—	30,681	—	30,681
Fixed rate senior agency debt	—	524,062	—	524,062
Fixed rate U.S. Treasuries	755,633	—	—	755,633
Total available-for-sale	755,633	1,662,024	65,490	2,483,147
Trading:
Floating rate asset-backed securities	—	—	928	928
Total trading	—	—	928	928
Total Investment Securities	755,633	1,662,024	66,418	2,484,075
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—	5,070,366	5,070,366
Farmer Mac Guaranteed USDA Securities	—	—	21,234	21,234
Total Farmer Mac Guaranteed Securities	—	—	5,091,600	5,091,600
USDA Securities:
Available-for-sale	—	—	1,553,669	1,553,669
Trading	—	—	58,344	58,344
Total USDA Securities	—	—	1,612,013	1,612,013
Financial derivatives	—	19,718	—	19,718
Total Assets at fair value	$755,633	$1,681,742	$6,770,031	$9,207,406
Liabilities:
Financial derivatives	$1	$75,472	$235	$75,708
Total Liabilities at fair value	$1	$75,472	$235	$75,708
Nonrecurring:
Assets:
Loans held for investment	—	—	4,420	4,420
REO	—	—	1,818	1,818
Total Nonrecurring Assets at fair value	$—	$—	$6,238	$6,238

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which Farmer Mac has used significant unobservable inputs to determine fair value. Net transfers in and/or out of level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period.

Table 8.2

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended March 31, 2014
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Transfers Out	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$65,285	$—	$—	$—	$—	$(322)	$—	$64,963
Floating rate Government/GSE guaranteed mortgage-backed securities	205	—	—	(4)	—	2	—	203
Total available-for-sale	65,490	—	—	(4)	—	(320)	—	65,166
Trading:
Floating rate asset-backed securities (1)	928	—	—	(283)	278	—	—	923
Total trading	928	—	—	(283)	278	—	—	923
Total Investment Securities	66,418	—	—	(287)	278	(320)	—	66,089
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	5,070,366	170,000	—	(176,269)	2,750	12,894	(1,612,086)	3,467,655
Farmer Mac Guaranteed USDA Securities	21,234	—	—	(171)	—	545	—	21,608
Total Farmer Mac Guaranteed Securities	5,091,600	170,000	—	(176,440)	2,750	13,439	(1,612,086)	3,489,263
USDA Securities:
Available-for-sale	1,553,669	67,984	—	(60,455)	—	39,461	—	1,600,659
Trading (2)	58,344	—	—	(7,619)	377	—	—	51,102
Total USDA Securities	1,612,013	67,984	—	(68,074)	377	39,461	—	1,651,761
Total Assets at fair value	$6,770,031	$237,984	$—	$(244,801)	$3,405	$52,580	$(1,612,086)	$5,207,113
Liabilities:
Financial derivatives (3)	$(235)	$—	$—	$—	$74	$—	$—	$(161)
Total Liabilities at fair value	$(235)	$—	$—	$—	$74	$—	$—	$(161)

(1)	Unrealized gains are attributable to assets still held as of March 31, 2014 and are recorded in "Gains on trading assets."

(2)	Includes unrealized gains of $0.7 million attributable to assets still held as of March 31, 2014 that are recorded in "Gains on trading assets."

(3)	Unrealized gains are attributable to liabilities still held as of March 31, 2014 and are recorded in "(Losses)/gains on financial derivatives and hedging activities."

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended March 31, 2013
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/ (Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$63,159	$—	$—	$—	$—	$2,054	$65,213
Floating rate Government/GSE guaranteed mortgage-backed securities	—	233	—	—	—	—	233
Total available-for-sale	63,159	233	—	—	—	2,054	65,446
Trading:
Floating rate asset-backed securities (1)	1,247	—	—	(314)	196	—	1,129
Total trading	1,247	—	—	(314)	196	—	1,129
Total Investment Securities	64,406	233	—	(314)	196	2,054	66,575
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	4,739,577	425,000	—	(77,933)	(3,138)	(10,624)	5,072,882
Farmer Mac Guaranteed USDA Securities	26,681	—	—	(383)	—	900	27,198
Total Farmer Mac Guaranteed Securities	4,766,258	425,000	—	(78,316)	(3,138)	(9,724)	5,100,080
USDA Securities:
Available-for-sale	1,486,595	122,187	—	(69,202)	—	29,580	1,569,160
Trading (2)	104,188	—	—	(16,931)	14	—	87,271
Total USDA Securities	1,590,783	122,187	—	(86,133)	14	29,580	1,656,431
Total Assets at fair value	$6,421,447	$547,420	$—	$(164,763)	$(2,928)	$21,910	$6,823,086
Liabilities:
Financial derivatives (3)	$(691)	$—	$—	$—	$159	$—	$(532)
Total Liabilities at fair value	$(691)	$—	$—	$—	$159	$—	$(532)

(1)	Unrealized gains are attributable to assets still held as of March 31, 2013 and are recorded in "Gains on trading assets."

(2)	Includes unrealized losses of $0.1 million attributable to assets still held as of March 31, 2013 that are recorded in "Gains on trading assets."

(3)	Unrealized gains are attributable to liabilities still held as of March 31, 2013 and are recorded in "(Losses)/gains on financial derivatives and hedging activities."

The following tables present additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in level 3 of the fair value hierarchy as of March 31, 2014 and December 31, 2013.

Table 8.3

	March 31, 2014
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$64,963	Indicative bids	Range of broker quotes	82.0% - 92.0% (87.7%)
Floating rate asset-backed securities	$923	Discounted cash flow	Discount rate	12.2% - 20.9% (16.6%)
			CPR	10%
Floating rate Government/GSE guaranteed mortgage-backed securities	$203	Discounted cash flow	Discount rate	1.7% - 1.7% (1.7%)
			CPR	6%
Farmer Mac Guaranteed Securities:
AgVantage	$3,467,655	Discounted cash flow	Discount rate	0.8% - 2.2% (1.5%)
Farmer Mac Guaranteed USDA Securities	$21,608	Discounted cash flow	Discount rate	0.8% - 3.2% (1.8%)
			CPR	8% - 15% (13%)
USDA Securities	$1,651,761	Discounted cash flow	Discount rate	1.1% - 5.2% (3.2%)
			CPR	0% - 15% (6%)
Liabilities:
Financial Derivatives:
Basis swaps	$161	Discounted cash flow	Discount rate	0.6% - 2.4% (1.2%)
			CPR	10% - 11% (10%)

	December 31, 2013
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$65,285	Indicative bids	Range of broker quotes	82.0% - 92.0% (88.1%)
Floating rate asset-backed securities	$928	Discounted cash flow	Discount rate	13.0% - 22.5% (17.7%)
			CPR	10%
Floating rate Government/GSE guaranteed mortgage-backed securities	$205	Discounted cash flow	Discount rate	1.8% - 1.8% (1.8%)
			CPR	6%
Farmer Mac Guaranteed Securities:
AgVantage	$5,070,366	Discounted cash flow	Discount rate	0.9% - 3.6% (1.8%)
Farmer Mac Guaranteed USDA Securities	$21,234	Discounted cash flow	Discount rate	0.9% - 3.2% (1.9%)
			CPR	7% - 14% (11%)
USDA Securities	$1,612,013	Discounted cash flow	Discount rate	1.2% - 5.3% (3.4%)
			CPR	0% - 23% (5%)
Liabilities:
Financial Derivatives:
Basis swaps	$235	Discounted cash flow	Discount rate	0.7% - 2.3% (1.3%)
			CPR	10% - 11% (10%)

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

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities, and guarantees and commitments as of March 31, 2014 and December 31, 2013:

Table 8.4

	March 31, 2014		December 31, 2013
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$866,585	$866,585	$749,313	$749,313
Investment securities	2,470,015	2,470,015	2,484,075	2,484,075
Farmer Mac Guaranteed Securities	5,151,607	5,149,533	5,091,600	5,091,600
USDA Securities	1,651,761	1,651,761	1,612,013	1,612,013
Loans	3,272,039	3,243,768	3,138,932	3,193,248
Financial derivatives	11,357	11,357	19,718	19,718
Guarantee and commitment fees receivable:
LTSPCs	33,875	28,631	33,807	27,244
Farmer Mac Guaranteed Securities	16,481	15,242	18,470	16,660
Financial liabilities:
Notes payable:
Due within one year	7,362,684	7,354,271	7,353,356	7,338,781
Due after one year	5,049,460	5,036,375	4,977,942	5,001,169
Debt securities of consolidated trusts held by third parties	313,327	312,643	257,512	261,760
Financial derivatives	73,887	73,887	75,708	75,708
Guarantee and commitment obligations:
LTSPCs	32,919	27,675	32,856	26,293
Farmer Mac Guaranteed Securities	14,207	12,968	15,185	13,374

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

After an evaluation of Farmer Mac's overall portfolio of product offerings and reportable segments in accordance with applicable accounting guidance, Farmer Mac's management has determined that Farmer Mac's operations consist of four reportable operating segments effective January 1, 2014 – Farm & Ranch, USDA Guarantees, Rural Utilities, and Institutional Credit. The Institutional Credit segment comprises Farmer Mac's guarantees of AgVantage securities related to general obligations of lenders that are secured by pools of eligible loans. Prior to January 1, 2014, AgVantage securities were included under either the Farm & Ranch or Rural Utilities line of business, as applicable, depending on the type of loans pledged to secure the AgVantage securities. Because the AgVantage product is priced differently and has different credit characteristics than the loans that Farmer Mac purchases, are pooled in LTSPCs, or underlie non-AgVantage Farmer Mac Guaranteed Securities, Farmer Mac's management determined AgVantage securities should be reported in a separate business segment. All prior period information has been recast to reflect the breakout of the Institutional Credit segment from both the Farm & Ranch and Rural Utilities segments.

Farmer Mac uses these four segments to manage business risk, and each segment is based on distinct products and distinct business activities.  In addition to these four operating segments, a corporate segment is presented.  That segment represents activity in Farmer Mac's investment portfolio and other corporate activities.  The segment financial results include directly attributable revenues and expenses.  Corporate charges for administrative expenses that are not directly attributable to an operating segment are allocated based on headcount.

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

The financial information presented below reflects the accounts of Farmer Mac and its subsidiaries on a consolidated basis.  Accordingly, the core earnings for Farmer Mac's reportable operating segments will differ from the stand-alone financial statements of Farmer Mac's subsidiaries.  These differences will be due to various factors, including the reversal of unrealized gains and losses related to fair value changes of trading assets and financial derivatives, as well as the allocation of certain expenses such as dividends and interest expense related to the issuance of capital and the incurrence of indebtedness managed at the corporate level.  The allocation of general and administrative expenses that are not directly attributable to an operating segment may also result in differences.  The assets of Farmer Mac's subsidiary Farmer Mac II LLC will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.  As of March 31, 2014, Farmer Mac II LLC held assets with a fair value of $1.7 billion, had debt outstanding of $383.0 million, had preferred stock outstanding with a liquidation preference of $250.0 million, and had $1.0 billion of common stock outstanding held by Farmer Mac.

The following tables present core earnings for Farmer Mac's reportable operating segments and a reconciliation to consolidated net income for the years ended March 31, 2014 and 2013:

Table 9.1

Core Earnings by Business Segment
For the Three Months Ended March 31, 2014
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Interest income (1)	$18,339	$12,959	$7,744	$17,646	$5,235	$(12,205)		$49,718
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(531)	—	—	—	—	531		—
Interest expense (2)	(10,230)	(9,603)	(5,543)	(11,315)	(999)	2,964		(34,726)
Net effective spread	7,578	3,356	2,201	6,331	4,236	(8,710)		14,992
Guarantee and commitment fees	3,909	26	877	2,237	—	(531)		6,518
Other income/(expense) (3)	130	28	—	—	(571)	(6,406)		(6,819)
Non-interest income/(loss)	4,039	54	877	2,237	(571)	(6,937)		(301)

Provision for loan losses	(573)	—	—	—	—	—		(573)

Provision for losses	(101)	—	—	—	—	—		(101)
Other non-interest expense	(3,552)	(731)	(777)	(445)	(2,341)	—		(7,846)
Non-interest expense (4)	(3,653)	(731)	(777)	(445)	(2,341)	—		(7,947)
Core earnings before income taxes	7,391	2,679	2,301	8,123	1,324	(15,647)	(5)	6,171
Income tax (expense)/benefit	(2,587)	(938)	(805)	(2,843)	2,839	5,475		1,141
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	4,804	1,741	1,496	5,280	4,163	(10,172)	(5)	7,312
Preferred stock dividends	—	—	—	—	(952)	—		(952)
Non-controlling interest - preferred stock dividends	—	—	—	—	(5,547)	—		(5,547)
Segment core earnings/(losses)	$4,804	$1,741	$1,496	$5,280	$(2,336)	$(10,172)	(5)	$813

Total assets at carrying value	$2,272,643	$1,691,056	$1,030,422	$5,157,887	$3,402,345	$—		$13,554,353
Total on- and off-balance sheet program assets at principal balance	5,293,975	1,686,696	1,027,246	6,100,286		—		14,108,203

(1)	Includes reconciling adjustments for the amortization of premiums and discounts on assets consolidated at fair value to reflect core earnings amounts.

(2)
Based on effective funding cost determined for each operating segment, including expenses related to interest rate swaps not designated as hedges, which are included in "(Losses)/gains on financial derivatives and hedging activities" on the consolidated financial statements.

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

Core Earnings by Business Segment
For the Three Months Ended March 31, 2013
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Interest income (1)	$15,416	$13,341	$8,989	$19,298	$5,734	$(1,280)		$61,498
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(180)	—	—	—	—	180		—
Interest expense (2)	(7,153)	(8,647)	(5,806)	(13,435)	(1,294)	3,207		(33,128)
Net effective spread	8,083	4,694	3,183	5,863	4,440	2,107		28,370
Guarantee and commitment fees	3,671	33	948	2,140	—	(180)		6,612
Other income/(expense) (3)	595	200	—	—	(562)	5,600		5,833
Non-interest income/(loss)	4,266	233	948	2,140	(562)	5,420		12,445

Provision for loan losses	(430)	—	—	—	—	—		(430)

Release of losses	(746)	—	—	—	—	—		(746)
Other non-interest expense	(3,804)	(749)	(802)	(459)	(2,521)	—		(8,335)
Non-interest expense (4)	(4,550)	(749)	(802)	(459)	(2,521)	—		(9,081)
Core earnings before income taxes	7,369	4,178	3,329	7,544	1,357	7,527	(5)	31,304
Income tax (expense)/benefit	(2,579)	(1,462)	(1,165)	(2,640)	1,765	(2,635)		(8,716)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	4,790	2,716	2,164	4,904	3,122	4,892	(5)	22,588
Preferred stock dividends	—	—	—	—	(851)	—		(851)
Non-controlling interest - preferred stock dividends	—	—	—	—	(5,547)	—		(5,547)
Segment core earnings	$4,790	$2,716	$2,164	$4,904	$(3,276)	$4,892	(5)	$16,190

Total assets at carrying value	$1,762,977	$1,701,413	$1,072,494	$5,093,825	$3,261,963	$—		$12,892,672
Total on- and off-balance sheet program assets at principal balance	4,782,609	1,648,105	1,039,698	5,967,450		—		13,437,862

(1)	Includes reconciling adjustments for the amortization of premiums and discounts on assets consolidated at fair value to reflect core earnings amounts.

(2)
Based on effective funding cost determined for each operating segment, including expenses related to interest rate swaps not designated as hedges, which are included in "(Losses)/gains on financial derivatives and hedging activities" on the consolidated financial statements.

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

This discussion and analysis of financial condition and results of operations should be read together with: (1) the interim unaudited consolidated financial statements and the related notes that appear elsewhere in this report; and (2) Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 13, 2014.

FORWARD-LOOKING STATEMENTS

Some statements made in this report, and in particular in this Management's Discussion & Analysis of Financial Condition and Results of Operations, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 pertaining to management's current expectations as to Farmer Mac's future financial results, business prospects, and business developments.  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements. These statements typically are accompanied by, and identified with, terms such as "anticipates," "believes," "expects," "intends," "should," and similar phrases.  The following management's discussion and analysis includes forward-looking statements addressing Farmer Mac's:

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

Management's expectations for Farmer Mac's future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties.  Various factors or events could cause Farmer Mac's actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and in Part I, Item 1A of

Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 13, 2014, and uncertainties regarding:

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

Overview

Farmer Mac increased its outstanding program volume by $157.9 million during first quarter 2014 and continued to maintain high asset quality. Farmer Mac also increased the quarterly dividend paid on its common stock and strengthened its capital position through the issuance of $75.0 million of fixed-rate, non-cumulative perpetual preferred stock during first quarter 2014. Farmer Mac is prepared to build on the positive results it has achieved and remains committed to delivering stockholder value and fulfilling its mission. Spread compression in first quarter 2014 contributed to a reduction in net income attributable to common stockholders and non-GAAP core earnings compared to first quarter 2013. Farmer Mac experienced lower net interest income in first quarter 2014 attributable to several factors, including repayments of Farm & Ranch loans that had higher historical spreads, the effect of spread compression associated with the early refinancing of AgVantage securities and the recasting of certain Rural Utilities loans into longer-term loan products, and the acceleration of amortization of premiums associated with the recast loans. However, some of the drivers of these decreases are not expected to affect net interest income in future periods, and some of the transactions that contributed to lower net interest income should better position Farmer Mac for the long term.

During first quarter 2014, Farmer Mac added $728.6 million of new business volume, which included increases in Farm & Ranch loan purchases, LTSPC volume, and Rural Utilities loan purchases compared to first quarter 2013, with the amount of Farm & Ranch loan purchases 20 percent higher than the amount purchased in first quarter 2013. Although the amount of AgVantage securities purchased in first quarter 2014 was 46 percent lower than the amount purchased in first quarter 2013, new business volume in AgVantage securities tends to fluctuate because of the generally larger transaction sizes for that product and the fluctuating funding and liquidity needs of Farmer Mac's customer network. Farmer Mac retained most of the existing business that was eligible to be refinanced with other credit providers during first quarter 2014 by refinancing maturing AgVantage securities and recasting certain Rural Utilities loans into new longer-term loans. Taking into account maturities and paydowns on existing assets, the new business added in first quarter 2014 increased the aggregate outstanding amount of business volume to $14.1 billion as of March 31, 2014, an increase of $157.9 million compared to December 31, 2013, and an increase of $670.3 million compared to March 31, 2013.

Farmer Mac's net income attributable to common stockholders for first quarter 2014 was $0.8 million, compared to net income of $16.2 million for first quarter 2013. This decrease compared to the previous year quarter was mostly due to effects of fair value changes on financial derivatives and hedged assets, which was a $2.4 million after-tax loss in first quarter 2014, compared to a $5.7 million after-tax gain in first quarter 2013. Acceleration of the amortization of premiums ($7.5 million after-tax expense) for certain Rural Utilities loans that were recast into longer-term loans in first quarter 2014 and the effect of spread compression associated with the early refinancing of AgVantage securities and the recasting of Rural Utilities loans also contributed to the decrease in net income in first quarter 2014 compared to first quarter 2013.

Farmer Mac's non-GAAP core earnings for first quarter 2014 were $11.0 million, compared to $11.3 million in first quarter 2013 and $15.3 million in fourth quarter 2013. The spread compression discussed above associated with the early refinancing of AgVantage securities and the recasting of Rural Utilities loans into longer-term loans in first quarter 2014, which was approximately $1.3 million in aggregate ($0.8 million after-tax), and general contraction in asset spreads contributed to the reduction in core earnings compared to first quarter 2013. The reduction in net effective spread during first quarter 2014 was offset by tax benefits of $0.9 million associated with gains on investment portfolio assets realized in first quarter 2014, as well as a decrease in credit and operating expenses of $0.6 million after-tax. The decrease in core earnings compared to fourth quarter 2013 was driven by a reduction in loan buyout interest and yield maintenance interest of $1.1 million after-tax, the dilution of $0.3 million after-tax associated with the early refinancing of AgVantage securities and the recasting of Rural Utilities loans, a reduction in the tax benefits associated with gains on investment portfolio assets of $1.2 million, and an increase in credit and operating expenses of $0.5 million after-tax. For more information about Farmer Mac's use of core earnings, a non-GAAP measure, see "— Results of Operations."

Farmer Mac's net effective spread was $23.7 million (75 basis points) in first quarter 2014, compared to $26.3 million (90 basis points) in first quarter 2013. This decrease in net effective spread was in part attributable to the early refinancing of AgVantage securities at lower market spreads and the recasting of certain Rural Utilities loans in first quarter 2014, as the original funding on the refinanced and recast assets remained in place through the end of first quarter 2014. Although the refinancing and recasting of the existing business resulted in a near-term decrease in net effective spread, these new assets are generally expected to produce greater spreads for Farmer Mac for a longer term because the funding that was in place for the recast assets expired at the end of first quarter 2014, and Farmer Mac earns higher spreads from the Rural Utilities loans that were recast into longer-term loans.

Farmer Mac's management has determined that Farmer Mac's operations are most easily analyzed and managed as four reportable operating segments effective January 1, 2014 – Farm & Ranch, USDA Guarantees, Rural Utilities, and Institutional Credit. The Institutional Credit business segment is comprised of all of Farmer Mac's AgVantage securities, which were previously included as components of other segments. For more information on the change in Farmer Mac's reportable business segments, see "—Segment Reporting" and Note 9 to the consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of Farmer Mac's consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented.  Actual results could differ from those estimates.  The critical accounting policies that are both important to the portrayal of Farmer Mac's financial condition and results of operations and require complex, subjective judgments are the accounting policies for: (1) the allowance for losses, (2) fair value measurement, and (3) other-than-temporary impairment. For a discussion of these critical accounting policies and the related use of estimates and assumptions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 13, 2014.

Segment Reporting

After an evaluation of Farmer Mac's overall portfolio of product offerings and reportable segments in accordance with applicable accounting guidance, Farmer Mac's management has determined that Farmer Mac's operations consist of four reportable operating segments effective January 1, 2014 – Farm & Ranch, USDA Guarantees, Rural Utilities, and Institutional Credit. The Institutional Credit segment comprises Farmer Mac's guarantees of AgVantage securities related to general obligations of lenders that are secured by pools of eligible loans. Prior to January 1, 2014, AgVantage securities were included under either the Farm & Ranch or Rural Utilities line of business, as applicable, depending on the type of loans pledged to secure the AgVantage securities. Because the AgVantage product is priced differently and has different credit characteristics than the loans that Farmer Mac purchases or that underlie LTSPCs or non-AgVantage Farmer Mac Guaranteed Securities, Farmer Mac's management determined that AgVantage securities should be reported in a separate business segment. All prior period information has been recast to reflect the breakout of the Institutional Credit segment from both the Farm & Ranch and Rural Utilities segments.

Results of Operations

Farmer Mac's GAAP net income attributable to common stockholders for first quarter 2014 was $0.8 million or $0.07 per diluted common share, compared to $16.2 million or $1.45 per diluted common share for first quarter 2013. Farmer Mac's non-GAAP core earnings were $11.0 million or $0.97 per diluted share for the three months ended March 31, 2014, compared to $11.3 million or $1.01 per diluted share for the same period in 2013.

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

A reconciliation of Farmer Mac's GAAP net income attributable to common stockholders to core earnings is presented in the following table:

Table 1

Reconciliation of GAAP Net Income Attributable to Common Stockholders to Core Earnings
	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands, except per share amounts)
GAAP net income attributable to common stockholders	$813	$16,190
Less the after-tax effects of:
Unrealized (losses)/gains on financial derivatives and hedging activities	(2,395)	5,712
Unrealized gains on trading assets	426	136
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value (1)	(8,027)	(618)
Net effects of settlements on agency forward contracts	(176)	(338)
Sub-total	(10,172)	4,892
Core earnings	$10,985	$11,298

Composition of Core Earnings:
Revenues:
Net effective spread	$23,702	$26,263
Guarantee and commitment fees	7,049	6,792
Other	(410)	186
Total revenues	30,341	33,241

Credit related expenses:
Provisions for losses	674	1,176
REO operating expenses	2	126
Losses/(gains) on sale of REO	3	(47)
Total credit related expenses	679	1,255

Operating expenses:
Compensation & employee benefits	4,456	4,698
General & Administrative	2,794	2,917
Regulatory fees	594	594
Total operating expenses	7,844	8,209

Net earnings	21,818	23,777
Income taxes	4,334	6,081
Non-controlling interest	5,547	5,547
Preferred stock dividends	952	851
Core earnings	$10,985	$11,298

Core earnings per share:
Basic	$1.01	$1.05
Diluted	0.97	1.01
Weighted-average shares:
Basic	10,887	10,737
Diluted	11,346	11,611

(1)	Includes $7.5 million related to the acceleration of premium amortization in first quarter 2014 due to significant refinancing activity in the Rural Utilities line of business.

The following sections provide more detail regarding specific components of Farmer Mac's results of operations.

Net Interest Income.  Net interest income was $15.0 million for the three months ended March 31, 2014 compared to $28.4 million for the same period in 2013. The decrease in net interest income in first quarter 2014 compared to first quarter 2013 was primarily attributable to lower net effective spread that resulted from repayments of Farm & Ranch loans that had higher historical spreads, the effect of spread compression associated with the early refinancing of AgVantage securities and the recasting of certain Rural Utilities loans, and the acceleration of amortization of $11.6 million in premiums associated with certain Rural Utilities loans that were refinanced into other loan products in first quarter 2014, as well as general compression of asset spreads as compared to first quarter 2013. Farmer Mac does not expect the spread compression or acceleration of amortization in premiums associated with these Rural Utilities loans to have an effect on net interest income in future periods. The overall net interest yield was 47 basis points for the three months ended March 31, 2014, compared to 95 basis points for the three months ended March 31, 2013.

The following table provides information regarding interest-earning assets and funding for the three months ended March 31, 2014 and 2013.  The average balance of non-accruing loans is included in the average balance of loans, Farmer Mac Guaranteed Securities, and USDA Securities presented, though the related income is accounted for on a cash basis.  Therefore, as the average balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly.  The average balance of loans in consolidated trusts with beneficial interests owned by third parties is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities.  The interest income and expense associated with these trusts are shown in the net effect of consolidated trusts.  The average rate earned on cash and investments reflects lower short-term market rates during first quarter 2014 compared to first quarter 2013.  The lower average rate on loans, Farmer Mac Guaranteed Securities, and USDA Securities during first quarter 2014 is due to the decline in market rates reflected in the rates on loans acquired or reset during the past year. The lower average rate on notes payable within one year is consistent with general trends in average short-term rates during the period presented.  The downward trend in the average rate on notes payable due after one year reflects the retirement of older debt and the issuance of new debt at lower market rates.

Table 2

	For the Three Months Ended
	March 31, 2014			March 31, 2013
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$2,933,451	$5,237	0.71%	$2,897,307	$5,734	0.79%
Loans, Farmer Mac Guaranteed Securities and USDA Securities (1)	9,672,242	41,624	1.72%	8,826,984	53,913	2.44%
Total interest-earning assets	12,605,693	46,861	1.49%	11,724,291	59,647	2.03%
Funding:
Notes payable due within one year	4,804,573	1,903	0.16%	4,580,356	2,195	0.19%
Notes payable due after one year (2)	7,236,469	30,497	1.69%	6,653,596	29,262	1.76%
Total interest-bearing liabilities (3)	12,041,042	32,400	1.08%	11,233,952	31,457	1.12%
Net non-interest-bearing funding	564,651	—		490,339	—
Total funding	12,605,693	32,400	1.03%	11,724,291	31,457	1.07%
Net interest income/yield prior to consolidation of certain trusts	12,605,693	14,461	0.46%	11,724,291	28,190	0.96%
Net effect of consolidated trusts (4)	276,641	531	0.77%	159,269	180	0.45%
Adjusted net interest income/yield	$12,882,334	$14,992	0.47%	$11,883,560	$28,370	0.95%

(1)
Included $11.6 million related to the acceleration of premium amortization in first quarter 2014 due to significant refinancing activity in the Rural Utilities line of business. Excludes interest income of $2.9 million and $1.9 million in 2014 and 2013, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(2)	Includes current portion of long-term notes.

(3)	Excludes interest expense of $2.3 million and $1.7 million in 2014 and 2013, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(4)	Includes the effect of consolidated trusts with beneficial interests owned by third parties.

The following table sets forth information regarding changes in the components of Farmer Mac's net interest income for the periods indicated.  For each category, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume).  Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size.  The decreases in income due to changes in rate reflect the reset of variable rate investments and adjustable rate mortgages to lower rates, the acceleration of premium amortization in first quarter 2014 due to significant refinancing activity in the Rural Utilities line of business, and the acquisition of new lower-yielding investments, loans, Farmer Mac Guaranteed Securities, and USDA Securities, as described above.  The decrease in expense due to changes in rate reflects the decreased cost of funding due to lower interest rates in the debt markets. The increases due to changes in volume reflect the increase in on-balance sheet assets during first quarter 2014 compared to first quarter 2013.

Table 3

	For the Three Months Ended March 31, 2014 Compared to Same Period 2013
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$(568)	$71	$(497)
Loans, Farmer Mac Guaranteed Securities and USDA Securities (1)	(17,079)	4,790	(12,289)
Total	(17,647)	4,861	(12,786)
Expense from interest-bearing liabilities	(1,260)	2,203	943
Change in net interest income prior to consolidation of certain trusts (2)	$(16,387)	$2,658	$(13,729)

(1)	Includes $11.6 million related to the acceleration of premium amortization in first quarter 2014 due to significant refinancing activity in the Rural Utilities line of business.

(2)	Excludes the effect of debt in consolidated trusts with beneficial interests owned by third parties.

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

Farmer Mac uses interest rate swaps to manage its interest rate risk exposure by synthetically modifying the interest rate reset or maturity characteristics of certain assets and liabilities.  Beginning in third quarter 2012, Farmer Mac designated certain interest rate swaps in fair value hedge accounting relationships.  The accrual of the contractual amounts due on these interest rate swaps is included as an adjustment to the yield of the hedged item and is included in interest income. For interest rate swaps not designated in hedge accounting relationships, Farmer Mac records the income or expense related to the accrual of the contractual amounts due in "(Losses)/gains on financial derivatives and hedging activities" on the consolidated statements of operations.  Farmer Mac includes the accrual of the contractual amounts due for undesignated financial derivatives in its calculation of net effective spread.

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

The following table presents the net effective spread between Farmer Mac's interest-earning assets and its net funding costs.  This spread is measured by including income or expense related to undesignated financial derivatives and excluding the amortization of premiums and discounts on assets consolidated at fair value. Farmer Mac's net effective spread was $23.7 million for first quarter 2014, compared to $26.3 million for first quarter 2013. In percentage terms, net effective spread for the three months ended March 31, 2014 was 0.75 percent compared to 0.90 percent for the same period in 2013. The contraction in net effective spread is primarily attributable to the general contraction of asset spreads compared to first quarter 2013 combined with the effect of refinancing existing floating rate assets at higher costs during first quarter 2014 compared to first quarter 2013. See Note 9 to the consolidated financial statements for more information regarding net effective spread from Farmer Mac's individual business segments.

Table 4

	For the Three Months Ended
	March 31, 2014		March 31, 2013
	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income/yield prior to consolidation of certain trusts	$14,461	0.46%	$28,190	0.96%
Expense related to undesignated financial derivatives	(2,965)	(0.10)%	(3,207)	(0.11)%
Amortization of premiums on assets consolidated at fair value (1)	12,206	0.39%	1,280	0.05%
Net effective spread	$23,702	0.75%	$26,263	0.90%

(1)	Includes $11.6 million related to the acceleration of premium amortization in first quarter 2014 due to significant refinancing activity in the Rural Utilities line of business.

Provisions for Allowance for Loan Losses.  During the three months ended March 31, 2014, Farmer Mac recorded provisions to its allowance for loan losses of $0.6 million and charge-offs of $29,000, compared to provisions to its allowance for loan losses of $0.4 million and charge-offs of $3.8 million, for the same period in 2013. The provisions recorded during first quarter 2014 were primarily related to an increase in the general allowance for loan losses due to net volume growth, particularly non-ethanol related Ag. Storage and Processing loans (e.g., grain elevators and cold storage). The charge-offs recorded in 2013 included a $3.6 million charge-off related to one ethanol loan that was foreclosed during first quarter 2013 and for which Farmer Mac recorded a partial recovery of $1.1 million upon sale of the REO property in second quarter 2013. As of March 31, 2014, Farmer Mac's total allowance for loan losses was $7.4 million, compared to $6.9 million as of December 31, 2013.  See "—Risk Management—Credit Risk – Loans and Guarantees."

Provision for Reserve for Losses.  During the three months ended March 31, 2014, Farmer Mac recorded provisions to its reserve for losses of $0.1 million, compared to $0.7 million for the same period in 2013.  The provisions recorded in first quarter 2014 and 2013 were primarily attributable to increased estimated probable losses inherent in Farmer Mac's non-ethanol related Ag. Storage and Processing loans.

As of March 31, 2014, Farmer Mac's reserve for losses was $6.6 million, compared to $6.5 million as of December 31, 2013.  See "—Risk Management—Credit Risk – Loans and Guarantees."

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, were
$6.5 million for first quarter 2014, compared to $6.6 million for first quarter 2013. The decrease in guarantee and commitment fees was primarily attributable to decreased guarantee fees on AgVantage and Farm & Ranch Guaranteed Securities for first quarter 2014 as compared to first quarter 2013.

Losses and Gains on Financial Derivatives and Hedging Activities.  The effect of unrealized and realized gains and losses on Farmer Mac's financial derivatives and hedging activities was net losses of $7.6 million for first quarter 2014, compared to net gains of $4.5 million for first quarter 2013. Farmer Mac has designated certain interest rate swaps in fair value hedge relationships.

The components of gains and losses on financial derivatives and hedging activities for the three months ended March 31, 2014 and 2013 are summarized in the following table:

Table 5

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Fair value hedges:
Unrealized gains/(losses) due to fair value changes:
Financial derivatives	$200	$5,791
Hedged items	2,750	(3,138)
Gains on hedging activities	2,950	2,653
No hedge designation:
Unrealized (losses)/gains due to fair value changes	(6,634)	6,134
Realized:
Expense related to financial derivatives	(2,965)	(3,207)
Losses due to terminations or net settlements	(929)	(1,086)
(Losses)/gains on financial derivatives not designated in hedging relationships	(10,528)	1,841
(Losses)/gains on financial derivatives and hedging activities	$(7,578)	$4,494

(1)
Included in the assessment of hedge effectiveness at March 31, 2014, but excluded from the amounts in the table, were losses of $2.9 million for the three months ended March 31, 2014, attributable to the fair value of the swaps at the inception of the hedging relationship. Accordingly, the amounts recognized as hedge ineffectiveness for the three months ended March 31, 2014 were gains of $29,000. The comparable amounts at March 31, 2013 were losses of $3.0 million for the three months ended March 31, 2013 attributable to the fair value of the swaps at the inception of the hedging relationship and, accordingly, lossesof $0.3 million for the three months ended March 31, 2013 attributable to hedge ineffectiveness.

Changes in the fair values of Farmer Mac's open derivative positions for both designated and undesignated hedges are captured in the table above in unrealized (losses)/gains due to fair value changes and are primarily the result of fluctuations in long-term interest rates. For financial derivatives designated in fair value hedges, changes in the fair values of the hedged items attributable to the hedged risk are also included in the table above in unrealized (losses)/gains due to fair value changes. The accrual of periodic cash settlements for interest paid or received from Farmer Mac's interest rate swaps that are not designated in hedging relationships is shown as expense related to financial derivatives.  Payments or receipts to terminate derivative positions or net cash settled forward sales contracts on the debt of other GSEs and U.S. Treasury futures that are not designated in hedging relationships are included in losses due to terminations or net settlements.

For the three months ended March 31, 2014 and 2013, Farmer Mac was a party to interest rate swaps with one related party, Zions First National Bank.  Farmer Mac realized expenses of $0.1 million and $0.2 million during the three months ended March 31, 2014 and 2013, respectively, related to these interest rate swaps with Zions. Farmer Mac recognized unrealized gains of $0.1 million and $0.2 million during the three months ended March 31, 2014 and 2013, respectively, due to changes in the fair values of these interest rate swaps with Zions.

Gains on Trading Assets.  During the three months ended March 31, 2014, Farmer Mac recorded unrealized gains on trading assets of $0.7 million, compared to unrealized gains of $0.2 million during the same period in 2013. Of the total unrealized gains recognized during the three months ended March 31, 2014, $0.4 million related to assets selected for the fair value option, compared to an immaterial amount of gains related to assets selected for the fair value option for the same period in 2013. Farmer Mac has not made any fair value option elections since 2008.

Other Income. Other income totaled $0.1 million in first quarter 2014, compared to $1.1 million in first quarter 2013. The decrease in other income in first quarter 2014 was primarily attributable to the collection of $0.4 million in late fees upon final payoff of a defaulted loan and the recognition of $0.3 million of gains previously deferred in accumulated other comprehensive income related to fair value changes of certain available-for-sale securities contributed to Farmer Mac II LLC in 2010 in first quarter 2013, and other miscellaneous items.

Compensation and Employee Benefits.  Compensation and employee benefits were $4.5 million in first quarter 2014 compared to $4.7 million in first quarter 2013. The decrease in compensation and employee benefits during first quarter 2014 compared to first quarter 2013 was due primarily to a decrease in stock-based compensation expense.

General and Administrative Expenses.  General and administrative expenses, including legal, audit, and consulting fees, were $2.8 million in first quarter 2014, compared to $2.9 million in first quarter 2013. The decrease in general and administrative expenses in first quarter 2014 compared to first quarter 2013 was primarily attributable to increased fees paid to executive search and recruiting firms in first quarter 2013 upon the hiring of new employees.

Regulatory Fees.  Regulatory fees (which consist of the fees paid to FCA) were $0.6 million for first quarter 2014 and 2013. FCA has advised Farmer Mac that its estimated fees for the federal fiscal year ending September 30, 2014 will be $2.4 million ($0.6 million per federal fiscal quarter), which will not be a material increase from the prior federal fiscal year.  After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.

Income Tax Benefit/Expense.  Income tax benefit totaled $1.1 million in first quarter 2014, compared to income tax expense of $8.7 million for first quarter 2013. The income tax benefit recorded in first quarter 2014 was primarily due to a pre-tax book loss resulting from the effects of fair value changes on financial derivatives and hedged assets and the acceleration of amortization of premiums for certain Rural Utilities loans that were consolidated at fair value and that were refinanced into new loan products. The consolidated tax benefit of the dividends declared on Farmer Mac II LLC Preferred Stock, which is presented as "Net income attributable to non-controlling interest – preferred stock dividends" on the consolidated statements of operations on a pre-tax basis and the reduction of $0.8 million of valuation allowance against deferred tax assets resulting from implementation of tax planning strategies in first quarter 2014, were the primary reasons Farmer Mac's effective tax rate was lower than the statutory federal rate of 35 percent.

Farmer Mac carried a valuation allowance of $37.1 million as of March 31, 2014 and $37.9 million as of December 31, 2013 against the deferred tax assets arising primarily from capital loss carryforwards related to capital losses incurred during 2009 on Farmer Mac's investments in Fannie Mae preferred stock, Lehman Brothers Holdings Inc. senior debt securities, and other GSE preferred stock.  Because these losses were capital in nature, tax benefits can only be realized to the extent Farmer Mac would have offsetting capital gains.  For more information about income taxes see "Note 10 Income Taxes" in the consolidated financial statements of Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 13, 2014.

Business Volume.  During first quarter 2014, Farmer Mac added $728.6 million of new business volume. Specifically, Farmer Mac:

•	purchased $192.4 million of newly originated Farm & Ranch loans;

•	added $185.6 million of Farm & Ranch loans under LTSPCs;

•	purchased $68.0 million of USDA Securities;

•	purchased $53.9 million of Rural Utilities loans; and

•	purchased $228.7 million of AgVantage securities.

Farmer Mac's outstanding business volume was $14.1 billion as of March 31, 2014, an increase of $157.9 million from December 31, 2013, as new volume exceeded maturities and principal paydowns on existing eligible loan assets during the quarter. In Farmer Mac's experience, the largest paydowns on the loans in its lines of business usually occur during the first quarter of each year because almost all loans have a required January 1 payment date, including most loans that pay on a quarterly, semi-annual, or annual basis.

The following table sets forth purchases of non-delinquent eligible loans, new LTSPCs, and new guarantees during the periods indicated in the Farm & Ranch, USDA Guarantees, and Rural Utilities lines of business, as well as purchases of AgVantage securities in the Institutional Credit line of business:

Table 6

Farmer Mac New Purchases, Guarantees, and LTSPCs
	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Farm & Ranch:
Loans	$192,407	$159,887
LTSPCs	185,594	166,780
USDA Guarantees:
USDA Securities	67,984	122,187
Rural Utilities:
Loans	53,903	30,262
Institutional Credit:
AgVantage	228,690	425,000
Total purchases, guarantees, and LTSPCs	$728,578	$904,116

The increase in Farm & Ranch loan purchase volume for the three months ended March 31, 2014 as compared to the same period in 2013 primarily resulted from borrowers seeking longer-term financing at fixed rates or longer-term adjustable rate mortgages, and the increase in Farm & Ranch LTSPC volume primarily resulted from increased participation in the LTSPC product among Farmer Mac's existing customer base. The decrease in USDA Securities volume was the result of more lenders retaining these guaranteed assets in their portfolio in first quarter 2014 as compared with the higher than expected purchases experienced in first quarter 2013. The increase in Rural Utilities loan volume resulted primarily from higher demand for financing in the rural utilities industry, driven by borrowers taking advantage of continuing low interest rates. The uneven distribution in quarterly AgVantage securities volume is primarily driven by the generally larger transaction sizes for that product and the fluctuating funding and liquidity needs of Farmer Mac's customer network. First quarter 2014 new business volume included $170.0 million of AgVantage securities that replaced existing AgVantage securities scheduled to mature in first quarter 2014. This new business was accomplished through a series of agreements whereby Farmer Mac in October 2013 committed to purchase the new AgVantage securities from the issuer of the maturing securities in transactions that closed in January 2014 and February 2014.

The purchase price of non-delinquent eligible loans and portfolios is the fair value based on current market interest rates and Farmer Mac's target net yield. The purchase price includes an amount to compensate Farmer Mac for credit risk that is similar to the guarantee or commitment fees it receives for assuming credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs.  Based on market conditions, Farmer Mac either retains the loans it purchases or securitizes them and retains or sells Farmer Mac Guaranteed Securities backed by those loans.  Historically, Farmer Mac has retained the vast majority of loans it has purchased.  The weighted-average age of the Farm & Ranch non-delinquent eligible loans purchased and retained (excluding the purchases of defaulted loans) during both first quarter 2014 and 2013 was less than one year.  Of those loans, 70 percent and 82 percent had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 15.2 years and 16.6 years, respectively.

During first quarter 2014 and 2013, Farmer Mac securitized loans it had purchased and sold the resulting Farmer Mac Guaranteed Securities in the amount of $62.8 million and $25.0 million, respectively. Farmer Mac consolidates these loans and presents them as "Loans held for investment in consolidated trusts, at amortized cost" on the consolidated balance sheet. In first quarter 2014 and 2013, $55.4 million and $17.1 million, respectively, of securities were sold to Zions First National Bank ("Zions"), which is a related party to Farmer Mac.

The following table sets forth information regarding the Farmer Mac Guaranteed Securities issued during the periods indicated:

Table 7

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Loans securitized and sold as Farm & Ranch Guaranteed Securities	$62,751	$25,042
AgVantage Securities	228,690	425,000
Total Farmer Mac Guaranteed Securities Issuances	$291,441	$450,042

The following table sets forth information regarding outstanding volume in each of Farmer Mac's four lines of business as of the dates indicated:

Table 8

Outstanding Balances of Loans Held, Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed
Securities and LTSPCs, AgVantage Securities, USDA Securities, and Farmer Mac Guaranteed USDA Securities
	March 31, 2014	December 31, 2013
	(in thousands)
On-balance sheet:
Farm & Ranch:
Loans	$1,910,389	$1,875,958
Loans held in trusts:
Beneficial interests owned by third party investors	312,569	259,509
USDA Guarantees:
USDA Securities	1,646,240	1,645,806
Farmer Mac Guaranteed USDA Securities	20,894	21,089
Rural Utilities:
Loans	734,717	698,010
Loans held in trusts:
Beneficial interests owned by Farmer Mac	292,529	354,241
Institutional Credit:
AgVantage Securities	5,112,087	5,066,855
Total on-balance sheet	$10,029,425	$9,921,468
Off-balance sheet:
Farm & Ranch:
LTSPCs	$2,339,443	$2,261,862
Guaranteed Securities	731,574	765,751
USDA Guarantees:
Farmer Mac Guaranteed USDA Securities	19,562	20,222
Institutional Credit:
AgVantage Securities	988,199	981,009
Total off-balance sheet	$4,078,778	$4,028,844
Total	$14,108,203	$13,950,312

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs, USDA Securities, and Farmer Mac Guaranteed USDA Securities as of March 31, 2014:

Table 9

Schedule of Principal Amortization of Loans Held, Loans Underlying Off-Balance Sheet Farmer Mac
Guaranteed Securities and LTSPCs, USDA Securities, and Farmer Mac Guaranteed USDA Securities
	Loans Held	Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed Securities and LTSPCs	USDA Securities and Farmer Mac Guaranteed USDA Securities	Total
	(in thousands)
2014	$141,805	$211,281	$146,502	$499,588
2015	172,453	249,996	121,652	544,101
2016	164,775	234,848	145,917	545,540
2017	164,688	217,892	113,328	495,908
2018	166,333	206,397	123,637	496,367
Thereafter	2,440,150	1,950,603	1,035,660	5,426,413
Total	$3,250,204	$3,071,017	$1,686,696	$8,007,917

Of the $14.1 billion outstanding principal balance of volume included in Farmer Mac's four lines of business as of March 31, 2014, $6.1 billion were AgVantage securities included in the Institutional Credit line of business.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Unlike business volume in the form of purchased loans, USDA Securities, and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, most AgVantage securities do not require periodic payments of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due.

The following table summarizes by maturity date the outstanding principal amount of both on- and off-balance sheet AgVantage securities as of March 31, 2014:

Table 10

AgVantage Balances by Year of Maturity
As of
March 31, 2014
(in thousands)
2014	$745,111
2015	676,459
2016	1,329,067
2017	1,379,956
2018	784,774
Thereafter (1)	1,184,919
Total	$6,100,286
(1) Includes various maturities ranging from 2019 to 2024.

The weighted-average remaining maturity of the outstanding $6.1 billion of AgVantage securities shown in the table above was 3.4 years as of March 31, 2014.  As a general matter, if maturing AgVantage securities are not replaced by new AgVantage securities, either from the same issuer or from new business, or if the net interest margin earned by Farmer Mac on new AgVantage securities that replace maturing AgVantage securities is lower than the margin earned on the maturing securities, Farmer Mac's income could be adversely affected.

As part of fulfilling its guarantee obligations for Farm & Ranch Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90-days delinquent or in material non-monetary default at the time of purchase, out of the loan pools underlying those securities and LTSPCs, and records the purchased loans as such on its balance sheet.  The purchase price for a defaulted loan purchased out of a pool of loans backing Farm & Ranch Guaranteed Securities is the current outstanding principal balance of the loan plus accrued and unpaid interest.  The purchase price for a defaulted loan purchased under an LTSPC is the then-current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loans payable out of any future loan payments or liquidation proceeds as received.  The purchase price of a defaulted loan is not an indicator of the expected loss on that loan; many other factors affect expected loss, if any, on any loan so purchased. The weighted-average age of delinquent loans purchased during first quarter 2014 out of securitized pools and LTSPCs was 7.0 years and 14.6 years during first quarter 2013. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

The following table presents Farmer Mac's purchases of defaulted loans underlying Farm & Ranch Guaranteed Securities and LTSPCs for the periods indicated:

Table 11

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Defaulted loans purchased underlying Farm & Ranch Guaranteed Securities owned by third party investors	$—	$103
Defaulted loans purchased underlying LTSPCs	440	37
Total loan purchases	$440	$140

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

The assets of Farmer Mac II LLC will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.  As of March 31, 2014, Farmer Mac II LLC held assets with a fair value of $1.7 billion, had debt outstanding to Farmer Mac of $383.0 million, had preferred stock outstanding with a liquidation preference of $250.0 million, and had $1.0 billion of common stock outstanding held by Farmer Mac. For more information about the formation and operations of Farmer Mac II LLC and the features of the preferred stock issued by Farmer Mac II LLC in January 2010, see Notes 7 and 9 to the consolidated financial statements.

Outlook

Farmer Mac continues to provide a stable source of liquidity, capital, and risk management tools to help rural lenders meet the financing needs of their customers. While the pace of Farmer Mac's growth will depend on the capital and liquidity needs of lenders, as well as Farmer Mac's ability to continue to increase its lender network, Farmer Mac foresees opportunities for continued growth. More specifically, Farmer Mac believes that its Farm & Ranch, USDA Guarantees, Rural Utilities, and Institutional Credit lines of business all have opportunities for growth, driven by several key factors:

•
As agricultural lenders face increased equity capital requirements under new regulatory frameworks, or seek to reduce exposure due to lending limits or concentration limits, Farmer Mac can provide relief for those institutions through loan purchases, guarantees, or LTSPCs.

•	As the overall economy recovers, rural utilities generally may experience an increase in demand for power, which can lead to more investment and borrowing needs in that industry.

•
As interest rates increase, Farmer Mac often can provide lenders additional options to present to their borrowers for long-term, fixed rate loans or, for lenders that prefer to retain their agricultural loan assets, lower-cost funding alternatives through the AgVantage product.

Farmer Mac believes that these growth opportunities will be important in replacing income earned on the loans and other assets that are scheduled to mature or pay down or that are likely to be reinvested at lower spreads over the next several years. Maturing AgVantage securities and the scheduled principal amortization of other loan assets are discussed in "—Results of Operations—Business Volume." Farmer Mac also currently owns in its liquidity investment portfolio $78.5 million par amount of preferred stock issued by CoBank that currently pays an 11 percent annual dividend, from which Farmer Mac earns approximately $7.7 million ($0.69 per diluted share in 2013) annually in after-tax income. CoBank has the option to call these securities beginning in October 2014, and Farmer Mac believes that CoBank will do so. Farmer Mac expects to hold these securities until they are called.

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

While agricultural land values have increased over the past several years, recent market activity suggests that land values may have moderated, most notably in those areas that have experienced the greatest increase, such as the Midwestern region. While the increase in land values has varied by geographic region, it appears to have been primarily spurred by the combination of high commodity prices, particularly for corn, soybeans, and wheat, and (to a lesser degree) low interest rates. Increases in interest rates could also put downward pressure on the discounted cash flow values of farmland, which could negatively affect the values of farmland. Farmer Mac's overall portfolio remains diverse both geographically and by commodity, and Farmer Mac continues to closely monitor sector profitability, economic conditions, and agricultural land value and geographic trends to tailor underwriting practices to changing conditions. For a discussion of the average outstanding loan volume and weighted average original loan-to-value ratios for Farm & Ranch loans in Farmer Mac's portfolio as of March 31, 2014, please see "—Risk Management—Credit Risk – Loans and Guarantees."

The western part of the United States, including California, continues to experience drought conditions, with the water level in many California reservoirs at only half of their average year-to-date water storage levels and the snowpack in the higher elevations, the runoff from which would typically replenish low reservoir levels, at a third or less than normal levels. Though many farm irrigation districts will receive little or no water from the governing water authorities, the impact on individual farmers will vary due to alternative water sources the farmer may have in place. These alternative water sources include underground sources (well water) and any water that may have been “banked” by the farmer in years where water was more plentiful. Farmer Mac has not observed any material effect on its portfolio due to these drought conditions as of March 31, 2014, but any continuation of extreme or exceptional drought conditions beyond the 2014 water year could have an adverse effect on Farmer Mac’s delinquency rates or loss experience. This is particularly true in the permanent plantings sector, where the value of the related collateral is closely tied to the production value and capability of the permanent plantings, and in the dairy sector, which may experience increased feed costs as water is diverted away from hay acreage commonly relied upon by dairy producers and toward land supporting other agricultural commodities. Farmer Mac believes that it remains well-collateralized on loans in its Farm & Ranch line of business, including its permanent planting and dairy portfolios.

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

Farmer Mac's marketing efforts directed towards the Farm & Ranch line of business focus on lenders that have demonstrated a commitment to agricultural lending based on their lending history. Farmer Mac directs its outreach efforts to these lenders through direct personal contact, which is facilitated through Farmer Mac's frequent participation in state and national banking conferences, its alliances with the American Bankers Association and the Independent Community Bankers of America, and its business relationships with members of the Farm Credit System. In connection with lenders' evolving financing needs in the Farm & Ranch line of business, Farmer Mac has experienced continuing stable demand for its longer-term fixed rate loan products, as well as recent demand for certain of its shorter-term floating rate loan products driven by a rise in interest rates. Demand for Farmer Mac's secondary market tools could also increase as rural lenders adapt to new and changing regulations, which may require lenders to obtain more liquidity and capital to continue their lending practices.

Farmer Mac continues to monitor developments in the ethanol industry and evaluate their potential impact on the overall performance of Farmer Mac's portfolio. The U.S. Environmental Protection Agency (EPA), which regulates the renewable fuel standard that mandates targeted use of fuel from renewable sources such as ethanol, is currently reviewing whether to modify the standard's 2014 targets. If the blended ethanol requirement in the renewable fuel standard is adjusted downward, ethanol producers could be negatively affected. The ethanol loans in Farmer Mac's portfolio have decreased in recent years both in dollar amount ($72.4 million as of March 31, 2014) and as a percentage of portfolio volume (1.4 percent of the Farm & Ranch portfolio as of March 31, 2014). As of December 31, 2013 and March 31, 2013, the dollar amount of Farmer Mac's ethanol portfolio was $88.4 million (1.7 percent) and $137.1 million (2.9 percent), respectively. Farmer Mac has $26.4 million of undisbursed commitments on existing ethanol loans.

Rural Utilities Industry. Historically, the demands of the rural utilities industry for capital and financing tend to follow the state of the general economy and applicable environmental regulations. Continued weakness in the general economy has reduced the demand for rural electric power and, consequently, the need for rural utilities cooperatives to expand. This lower demand within the industry has increased competition for Farmer Mac's customer base from lenders that are not eligible to, or for other reasons do not participate in Farmer Mac's Rural Utilities line of business, and is the primary reason for the slower rate of growth in Farmer Mac's Rural Utilities line of business compared to its other lines of business over the past few years. Domestic economic indicators continue to show modest growth, and Farmer Mac and industry sources expect that demand for rural utilities loans will increase as the economy eventually strengthens.

Farmer Mac believes that the rural utilities industry will have significant needs for financing over the course of the next decade, as capital will be needed for growth and modernization, including generation and transmission ("G&T") and distribution system improvements and demand-side management. In addition, the industry will also require capital to comply with any future public policy initiatives such as environmental regulations and clean energy initiatives. For example, in response to low natural gas fuel costs, many power generators are building environmentally cleaner natural gas-fired generating plants to replace their aging coal-fired plants. Farmer Mac's business volume in either or both of its Rural Utilities and Institutional Credit lines of business could be affected by the level of federal financing for G&T systems and rural utilities cooperatives' demand for G&T loans.

Balance Sheet Review

Assets.  Farmer Mac's total assets as of March 31, 2014 were $13.6 billion, compared to $13.4 billion as of December 31, 2013.  The increase in total assets was driven primarily by net new purchases of AgVantage securities and loans and an increase in cash and cash equivalents.

As of March 31, 2014, Farmer Mac had $866.6 million of cash and cash equivalents and $2.5 billion of investment securities, compared to $749.3 million of cash and cash equivalents and $2.5 billion of investment securities as of December 31, 2013.  As of March 31, 2014, Farmer Mac had $5.1 billion of Farmer Mac Guaranteed Securities, $1.7 billion of USDA Securities, and $3.2 billion of loans, net of allowance. This compares to $5.1 billion of Farmer Mac Guaranteed Securities, $1.6 billion of USDA Securities, and $3.2 billion of loans, net of allowance, as of December 31, 2013.

Liabilities.  Farmer Mac's total liabilities increased to $12.9 billion as of March 31, 2014 from $12.8 billion as of December 31, 2013.  The increase in liabilities was primarily due to an increase in notes payable used to purchase eligible loan assets.

Equity.  As of March 31, 2014, Farmer Mac had total equity of $679.0 million comprised of stockholders' equity of $437.1 million and non-controlling interest – preferred stock of $241.9 million.  As of December 31, 2013, Farmer Mac had total equity of $574.5 million comprised of stockholders' equity of $332.6 million and non-controlling interest – preferred stock of $241.9 million.  The increase in total equity during first quarter 2014 was the result of the issuance of $75.0 million of Series B Preferred Stock in March 2014 and an increase in accumulated other comprehensive income due to increases in the fair value of available-for-sale securities. These increases in the fair value of available-for-sale securities were driven primarily by lower U.S. Treasury rates.

Off-Balance Sheet Arrangements

Farmer Mac offers approved lenders two credit enhancement alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans: (1) Farmer Mac Guaranteed Securities, which are available through each of the Farm & Ranch, USDA Guarantees, Rural Utilities, and Institutional Credit lines of business; and (2) LTSPCs, which are available through the Farm & Ranch and Rural Utilities lines of business. For securitization trusts where Farmer Mac is the primary beneficiary, the trust assets and liabilities are included on Farmer Mac's consolidated balance sheet. For the remainder of these transactions, and in the event of deconsolidation, both of these alternatives result in the creation of off-balance sheet obligations for Farmer Mac. See Note 6 to the consolidated financial statements for further information regarding consolidation and Farmer Mac's off-balance sheet business activities.

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

Farmer Mac generally assumes 100 percent of the credit risk on loans held and loans underlying Farm & Ranch Guaranteed Securities, LTSPCs, and Rural Utilities Guaranteed Securities. Farmer Mac has direct credit exposure to loans in non-AgVantage transactions and indirect credit exposure to loans that secure AgVantage transactions, since they represent a general obligation of a lender secured by qualified loans.  The credit exposure of Farmer Mac and Farmer Mac II LLC on USDA Securities, including those underlying Farmer Mac Guaranteed USDA Securities, is covered by the full faith and credit of the United States.  Farmer Mac believes that Farmer Mac and Farmer Mac II LLC have little or no credit risk exposure in the USDA Guarantees line of business because of the USDA guarantee.  As of March 31, 2014, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any business under the USDA Guarantees line of business and does not expect that Farmer Mac or Farmer Mac II LLC will incur any such losses in the future.

Farmer Mac has established underwriting, collateral valuation, and documentation standards for agricultural real estate mortgage loans and rural utilities loans. Farmer Mac believes that these standards mitigate the risk of loss from borrower defaults and provide guidance about the management, administration, and conduct of underwriting and appraisals to all participating and potential lenders.  These standards were developed on the basis of industry norms for agricultural real estate mortgage loans and rural utilities loans and are designed to assess the creditworthiness of the borrower, as well as the value of the collateral securing the loan.  Farmer Mac evaluates and adjusts these standards on an ongoing basis based on current and anticipated market conditions.  For more information about Farmer Mac's underwriting and collateral valuation standards, see "Business—Farmer Mac Lines of Business—Farm & Ranch—Underwriting and Collateral Valuation (Appraisal) Standards" and "Business—Farmer Mac Lines of Business—Rural Utilities—Underwriting" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 13, 2014.

Farmer Mac requires approved lenders to make representations and warranties regarding the conformity of eligible agricultural mortgage and rural utilities loans to Farmer Mac's standards, the accuracy of loan data provided to Farmer Mac, and other requirements related to the loans.  Sellers are responsible to Farmer Mac for breaches of those representations and warranties, and Farmer Mac has the ability to require a seller to cure, replace, or repurchase a loan sold or transferred to Farmer Mac if any breach of a representation or warranty is discovered that was material to Farmer Mac's decision to purchase the loan or that directly or indirectly causes a default or potential loss on a loan sold or transferred by the seller to Farmer Mac.  Farmer Mac has not required a seller to cure or repurchase a loan purchased by Farmer Mac for breach of a representation or warranty in the last three years. In addition to relying on the representations and warranties of lenders, Farmer Mac also underwrites all of the agricultural mortgage loans (other than rural housing and part-time farm mortgage loans) and rural utilities loans that it holds in its portfolio. For rural housing and part-time farm mortgage loans, Farmer Mac relies on representations and warranties from the seller that those loans conform to Farmer Mac's specified underwriting criteria without exception. For more information about Farmer Mac's lender eligibility requirements, see "Business—Farmer Mac Lines of Business—Farm & Ranch—Approved Lenders" and "Business—Farmer Mac Lines of Business—Rural Utilities—Approved Lenders" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 13, 2014.

Under contracts with Farmer Mac and in consideration for servicing fees, Farmer Mac-approved central servicers service loans in accordance with Farmer Mac's requirements.  Central servicers are responsible to Farmer Mac for serious errors in the servicing of those loans.  If a central servicer materially breaches the terms of its servicing agreement with Farmer Mac, such as failing to forward payments received or releasing collateral without Farmer Mac's consent, or experiences insolvency or bankruptcy, Farmer Mac has the right to terminate the servicing relationship for a particular loan or the entire portfolio serviced by the central servicer. In addition, Farmer Mac can proceed against the central servicer in arbitration or exercise any remedies available to it under law. In the last three years, Farmer Mac has not exercised any remedies or taken any formal action against any central servicers. For more information about Farmer Mac's servicing requirements, see "Business—Farmer Mac Lines of Business—Farm & Ranch—Servicing" and "Business—Farmer Mac Lines of Business—Rural Utilities—Servicing" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 13, 2014.

Farmer Mac's AgVantage securities are general obligations of institutions approved by Farmer Mac and are secured by eligible loans in an amount at least equal to the outstanding principal amount of the security. Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions, the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  As such, all AgVantage securities are secured by current loans representing at least 100 percent of the outstanding amount of these securities.  As of March 31, 2014, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future. See "—Credit Risk – Institutional" for more information about Farmer Mac's credit risk on AgVantage securities.

Farmer Mac has developed different underwriting standards for rural utilities loans that depend on whether direct or indirect credit exposure is assumed on a loan and whether the borrower is an electric distribution cooperative or a G&T cooperative. As of March 31, 2014, there were no delinquencies in Farmer Mac's portfolio of rural utilities loans, which includes rural utilities loans held and rural utilities loans underlying or securing Rural Utilities Guaranteed Securities. Farmer Mac's direct credit exposure to rural utilities loans as of March 31, 2014 was $1.03 billion, of which $1.0 billion were loans to electric distribution cooperatives and $33.9 million were loans to G&T cooperatives. Farmer Mac also had indirect credit exposure to the rural utilities loans securing Rural Utilities Guaranteed Securities structured as AgVantage securities and included in the Institutional Credit line of business, some of which were secured by loans to G&T cooperatives. For more information, see "—Credit Risk – Institutional."

Farmer Mac maintains an allowance for loan losses to cover estimated probable losses on loans held and a reserve for losses to cover estimated probable losses on loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities.  The methodology that Farmer Mac uses to determine the level of its allowance for losses is described in Note 2(j) to the consolidated financial statements included in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 13, 2014. Management believes that this methodology produces a reasonable estimate of probable losses, as of the balance sheet date, for all loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs.

The following table summarizes the components of Farmer Mac's total allowance for losses for the three months ended March 31, 2014 and 2013:

Table 12

	March 31, 2014			March 31, 2013
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
For the Three Months Ended:
Beginning Balance	$6,866	$6,468	$13,334	$11,351	$5,539	$16,890
Provision for losses	573	101	674	430	746	1,176
Charge-offs	(29)	—	(29)	(3,814)	—	(3,814)
Ending Balance	$7,410	$6,569	$13,979	$7,967	$6,285	$14,252

Activity affecting the allowance for loan losses and reserve for losses is discussed in "—Results of Operations—Provisions for Allowance for Loan Losses" and "—Results of Operations—Provision for Reserve for Losses." As of March 31, 2014, Farmer Mac's allowances for losses totaled $14.0 million, or 26 basis points, of the outstanding principal balance of loans held for investment and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities, compared to $13.3 million, or 26 basis points, as of December 31, 2013 and $14.3 million, or 30 basis points as of March 31, 2013.

As of March 31, 2014, Farmer Mac's 90-day delinquencies were $29.4 million (0.56 percent of the Farm & Ranch portfolio), compared to $28.3 million (0.55 percent of the Farm & Ranch portfolio) as of December 31, 2013 and $39.7 million (0.83 percent of the Farm & Ranch portfolio) as of March 31, 2013. When analyzing the overall risk profile of its program business, Farmer Mac takes into account more than the Farm & Ranch loan delinquency percentages provided above. The total program business includes AgVantage securities and rural utilities loans, neither of which have any delinquencies, and USDA Securities, which are backed by the full faith and credit of the United States. Across all of Farmer Mac's lines of business, 90-day delinquencies represented 0.21 percent of total program business as of March 31, 2014, compared to 0.20 percent of total program business as of December 31, 2013 and 0.30 percent as of March 31, 2013.

As of March 31, 2014, Farmer Mac's ethanol exposure, which includes loans held and loans subject to LTSPCs, was $72.4 million (1.4 percent of the Farm & Ranch portfolio) on 16 different plants, with an additional $26.4 million of undisbursed commitments.  As of March 31, 2014, Farmer Mac had no ethanol loans that were 90-days delinquent. For more information about the conditions facing ethanol producers, see "—Outlook."

The following table presents historical information regarding Farmer Mac's 90-day delinquencies in the Farm & Ranch line of business compared to the principal balance of all Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs:

Table 13

	Outstanding Loans, Guarantees, and LTSPCs (1)	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
March 31, 2014	$5,293,975	$29,437	0.56%
December 31, 2013	5,163,080	28,296	0.55%
September 30, 2013	5,035,748	33,042	0.66%
June 30, 2013	4,917,489	33,922	0.69%
March 31, 2013	4,782,609	39,663	0.83%
December 31, 2012	4,747,289	33,263	0.70%
September 30, 2012	4,402,957	40,797	0.93%
June 30, 2012	4,403,212	47,026	1.07%
March 31, 2012	4,372,483	53,119	1.21%

(1)	Excludes loans pledged to secure AgVantage securities.

The 90-day delinquency measure includes loans 90 days or more past due as well as loans in foreclosure, loans restructured after delinquency, and non-performing loans where the borrower is in bankruptcy.

As of March 31, 2014, Farmer Mac individually analyzed $32.5 million of the $93.2 million of recorded investment in impaired loans for collateral shortfalls against updated appraised values, other updated collateral valuations, or discounted values. For the remaining $60.7 million of impaired assets for which updated valuations were not available, Farmer Mac evaluated them in the aggregate in consideration of their similar risk characteristics and historical statistics. Farmer Mac recorded specific allowances of $2.7 million for undercollateralized assets as of March 31, 2014. Farmer Mac's non-specific or general allowances were $11.3 million as of March 31, 2014.

Loans in the Farm & Ranch line of business are all secured by first liens on agricultural real estate. Accordingly, Farmer Mac's exposure on a loan is limited to the difference between (1) the total of the accrued interest, advances, and the principal balance of a loan and (2) the value of the property less the cost to sell. Measurement of that excess or shortfall is the best predictor and determinant of loss, compared to other measures that evaluate the efficiency of a particular farm operator.  Debt service ratios depend upon farm operator efficiency and leverage, which can vary widely within a geographic region, commodity type, or an operator's business and farming skills.  A loan's original loan-to-value ratio is one of many factors Farmer Mac considers in evaluating loss severity and is calculated by dividing the loan principal balance at the time of guarantee, purchase, or commitment by the appraised value at the date of loan origination or, when available, updated appraised value at the time of guarantee, purchase, or commitment.  Other factors include, but are not limited to, other underwriting standards, commodity and farming forecasts, and regional economic and agricultural conditions.

Loan-to-value ratios depend upon the market value of a property, as determined in accordance with Farmer Mac's collateral valuation standards.  As of March 31, 2014 and December 31, 2013, the average unpaid loan balance for loans outstanding in the Farm & Ranch line of business (excluding loans that secured AgVantage securities) was $449,000 and $426,000, respectively. For Farm & Ranch loan purchases made in first quarter 2014, the weighted average original loan-to-value ratio was 39 percent, compared to 42 percent in first quarter 2013. The weighted average original loan-to-value ratio (based on original appraised value that has not been indexed to provide a current market value or reflect amortization of loans) for Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs was approximately 48 percent as of March 31, 2014 and 49 percent as of December 31, 2013. The weighted average current loan-to-value ratio (based on original appraised value but which reflects loan amortization since purchase) for Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs was approximately 41 percent as of March 31, 2014, and 38 percent as of December 31, 2013. The weighted-average original loan-to-value ratio for all 90-day delinquencies was 47 percent as of March 31, 2014, and 45 percent as of December 31, 2013.

The following table presents outstanding Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities and 90-day delinquencies as of March 31, 2014 by year of origination, geographic region, commodity/collateral type, and original loan-to-value ratio:

Table 14

Farm & Ranch 90-Day Delinquencies as of March 31, 2014
	Distribution of Outstanding Loans, Guarantees, and LTSPCs	Outstanding Loans, Guarantees, and LTSPCs (1)		90-Day Delinquencies (2)	Percentage
	(dollars in thousands)
By year of origination:
Before 2001	6%	$308,276		$2,241	0.73%
2001	2%	119,119		1,360	1.14%
2002	3%	145,807		678	0.46%
2003	3%	169,795		3,287	1.94%
2004	4%	194,620		875	0.45%
2005	5%	270,914		916	0.34%
2006	5%	276,632		4,676	1.69%
2007	5%	245,210		10,647	4.34%
2008	6%	314,099		2,344	0.75%
2009	4%	222,767		324	0.15%
2010	6%	336,229		934	0.28%
2011	9%	461,025		—	—%
2012	16%	846,797		—	—%
2013	22%	1,169,783		1,155	0.10%
2014	4%	212,902		—	—%
Total	100%	$5,293,975		$29,437	0.56%
By geographic region (3):
Northwest	10%	$549,031		$2,417	0.44%
Southwest	33%	1,726,049		9,096	0.53%
Mid-North	34%	1,801,279		2,700	0.15%
Mid-South	12%	621,137		2,452	0.39%
Northeast	4%	224,277		1,471	0.66%
Southeast	7%	372,202		11,301	3.04%
Total	100%	$5,293,975		$29,437	0.56%
By commodity/collateral type:
Crops	52%	$2,761,595		$8,718	0.32%
Permanent plantings	17%	908,046		11,820	1.30%
Livestock	25%	1,281,827		5,721	0.45%
Part-time farm	3%	157,794		3,178	2.01%
Ag. Storage and processing (including ethanol facilities)	3%	175,525		—	—%
Other	—	9,188		—	—%
Total	100%	$5,293,975		$29,437	0.56%
By original loan-to-value ratio:
0.00% to 40.00%	28%	$1,453,294		$7,917	0.54%
40.01% to 50.00%	21%	1,131,827		15,735	1.39%
50.01% to 60.00%	28%	1,462,348		2,114	0.14%
60.01% to 70.00%	20%	1,101,147		2,531	0.23%
70.01% to 80.00%	2%	107,144	(4)	1,140	1.06%
80.01% to 90.00%	1%	38,215	(4)	—	—%
Total	100%	$5,293,975		$29,437	0.56%

(1)	Excludes loans pledged to secure AgVantage securities.

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

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Farm & Ranch loans purchased and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities as of March 31, 2014 by year of origination, geographic region, and commodity/collateral type.  The purpose of this information is to present information regarding losses relative to original Farm & Ranch purchases, guarantees, and commitments.

Table 15

Farm & Ranch Credit Losses Relative to Cumulative
Original Loans, Guarantees, and LTSPCs as of March 31, 2014
	Cumulative Original Loans, Guarantees and LTSPCs (1)	Cumulative Net Credit Losses	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
Before 2001	$7,341,929	$11,032	0.15%
2001	1,151,579	178	0.02%
2002	1,173,619	89	0.01%
2003	1,013,719	404	0.04%
2004	745,854	264	0.04%
2005	899,437	(184)	(0.02)%
2006	927,944	9,602	1.03%
2007	713,075	4,456	0.62%
2008	801,412	3,247	0.41%
2009	521,279	1,508	0.29%
2010	625,592	—	—%
2011	712,075	—	—%
2012	1,031,389	—	—%
2013	1,271,408	—	—%
2014	240,363	—	—%
Total	$19,170,674	$30,596	0.16%
By geographic region (2):
Northwest	$2,609,483	$7,402	0.28%
Southwest	6,807,282	9,048	0.13%
Mid-North	4,591,139	12,984	0.28%
Mid-South	2,093,663	(282)	(0.01)%
Northeast	1,506,398	112	0.01%
Southeast	1,562,709	1,332	0.09%
Total	$19,170,674	$30,596	0.16%
By commodity/collateral type:
Crops	$8,466,393	$4,406	0.05%
Permanent plantings	3,923,057	9,377	0.24%
Livestock	4,858,986	3,859	0.08%
Part-time farm	1,073,391	942	0.09%
Ag. Storage and processing (including ethanol facilities) (3)	700,397	12,012	1.72%
Other	148,450	—	—%
Total	$19,170,674	$30,596	0.16%

(1)	Excludes loans pledged to secure AgVantage securities.

(2)
Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

(3)
Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction and, as of March 31, 2014, approximately $26.4 million of the loans were not yet disbursed by the lender.

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

The following tables present concentrations of Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities by commodity type within geographic region and cumulative credit losses by origination year and commodity type:

Table 16

	March 31, 2014
	Farm & Ranch Concentrations by Commodity Type within Geographic Region
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(dollars in thousands)
By geographic region (1):
Northwest	$276,710	$84,920	$160,047	$12,120	$15,000	$234	$549,031
	5.2%	1.7%	3.0%	0.2%	0.3%	—%	10.4%
Southwest	508,449	646,940	518,873	33,938	16,352	1,497	1,726,049
	9.6%	12.2%	9.9%	0.6%	0.3%	—%	32.6%
Mid-North	1,456,158	29,014	190,049	11,951	108,191	5,916	1,801,279
	27.4%	0.5%	3.7%	0.2%	2.1%	0.1%	34.0%
Mid-South	369,499	11,573	199,588	24,175	15,738	564	621,137
	7.0%	0.1%	3.9%	0.5%	0.2%	—%	11.7%
Northeast	67,149	25,707	65,559	54,514	11,168	180	224,277
	1.3%	0.5%	1.2%	1.0%	0.2%	—%	4.2%
Southeast	83,630	109,892	147,711	21,096	9,076	797	372,202
	1.6%	2.1%	2.8%	0.4%	0.2%	—%	7.1%
Total	$2,761,595	$908,046	$1,281,827	$157,794	$175,525	$9,188	$5,293,975
	52.1%	17.1%	24.5%	2.9%	3.3%	0.1%	100.0%

(1)
Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Table 17

	March 31, 2014
	Cumulative Credit Losses/(Recoveries) by Origination Year and Commodity Type
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Total
	(in thousands)
By year of origination:
1995 and Prior	$277	$(79)	$(107)	$—	$—	$91
1996	(721)	2,296	(73)	—	—	1,502
1997	(397)	2,785	(131)	—	—	2,257
1998	(438)	1,848	1,781	—	—	3,191
1999	(108)	723	158	296	—	1,069
2000	7	1,907	1,049	(41)	—	2,922
2001	45	1	132	—	—	178
2002	—	—	—	89	—	89
2003	363	—	—	41	—	404
2004	—	—	162	102	—	264
2005	(87)	(263)	—	166	—	(184)
2006	1,729	—	40	145	7,688	9,602
2007	1,012	11	779	144	2,510	4,456
2008	2,626	—	—	—	621	3,247
2009	98	148	69	—	1,193	1,508
2010	—	—	—	—	—	—
2011	—	—	—	—	—	—
2012	—	—	—	—	—	—
2013	—	—	—	—	—	—
2014	—	—	—	—	—	—
Total	$4,406	$9,377	$3,859	$942	$12,012	$30,596

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

Farmer Mac's methodologies for pricing its guarantee and commitment fees, managing credit risk, and providing adequate allowances for losses consider all of the foregoing factors and information.

Credit Risk – Institutional.  Farmer Mac is exposed to credit risk arising from its business relationships with other institutions including:

•	issuers of AgVantage securities and investments held by Farmer Mac;

•	approved lenders and servicers; and

•	interest rate swap counterparties.

Each AgVantage security is a general obligation of an issuing institution that is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security, with some level of overcollateralization also required for AgVantage securities secured by Farm & Ranch loans.  Farmer Mac approves AgVantage counterparties and manages institutional credit risk related to those AgVantage counterparties by requiring them to meet Farmer Mac's standards for creditworthiness.  The required collateralization level is established at the time of issuance and does not change during the life of the security.  In AgVantage transactions, the corporate obligor is required to remove from the pool of pledged collateral any loan that becomes more than 30 days delinquent in the payment of principal or interest and to substitute an eligible loan that is current in payment to maintain the minimum required collateralization level.  In the event of a default on the general obligation, Farmer Mac would have recourse to the pledged collateral and have rights to the ongoing borrower payments of principal and interest. For a more detailed description of AgVantage securities, see "Business—Farmer Mac Lines of Business—Farm & Ranch—AgVantage Securities" in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 13, 2014.

The unpaid principal balance of outstanding on-balance sheet AgVantage securities secured by Farm & Ranch loans totaled $3.6 billion as of March 31, 2014 and $3.5 billion as of December 31, 2013. The unpaid principal balance of on-balance sheet AgVantage securities issued by the National Rural Utilities Cooperative Finance Corporation ("CFC") and secured by Rural Utilities loans totaled $1.5 billion as of March 31, 2014 and December 31, 2013. In addition, the unpaid principal balance of outstanding off-balance sheet AgVantage transactions totaled $1.0 billion as of March 31, 2014 and December 31, 2013.

The following table provides information about the issuers of AgVantage securities, as well as the required collateralization levels for those transactions as of March 31, 2014 and December 31, 2013:

Table 18

	March 31, 2014			December 31, 2013
Counterparty	Balance	Credit Rating	Required Collateralization	Balance	Credit Rating	Required Collateralization
	(dollars in thousands)
MetLife(1)	$2,750,000	AA-	103%	$2,750,000	AA-	103%
CFC	1,539,136	A	100%	1,538,214	A	100%
Rabo Agrifinance, Inc.	1,750,000	N/A	106%	1,700,000	N/A	106%
Rabobank N.A.	50,000	N/A	106%	50,000	N/A	106%
Other(2)	11,150	N/A	111% to 120%	9,650	N/A	111% to 120%
Total outstanding	$6,100,286			$6,047,864

(1)	Includes securities issued by Metropolitan Life Insurance Company and MetLife Insurance Company of Connecticut.

(2)	Consists of AgVantage securities issued by 3 different issuers as of March 31, 2014 and December 31, 2013.

Farmer Mac manages institutional credit risk related to lenders and servicers by requiring those institutions to meet Farmer Mac's standards for creditworthiness.  Farmer Mac monitors the financial condition of those institutions by evaluating financial statements and bank credit rating agency reports.  For more information on Farmer Mac's approval of lenders, see "Business—Farmer Mac Lines of Business—Farm & Ranch—Approved Lenders" and "Business—Farmer Mac Lines of Business—Farm & Ranch—Servicers" in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 13, 2014.

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

Credit Risk – Other Investments. As of March 31, 2014, Farmer Mac had $866.6 million of cash and cash equivalents and $2.5 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's internal policies as well as FCA regulations, which establish limitations on dollar amount, issuer concentration, and credit quality. Those regulations can be found at 12 C.F.R. §§ 652.1-652.45 (the "Liquidity and Investment Regulations"). In addition to establishing a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize Farmer Mac's exposure to financial market volatility, preserve capital, and support Farmer Mac's access to the debt markets.

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

The Liquidity and Investment Regulations and Farmer Mac's policies also establish concentration limits, which are intended to limit exposure to any one counterparty. The Liquidity and Investment Regulations and Farmer Mac board policy limit Farmer Mac's total credit exposure to any single issuer of securities and uncollateralized financial derivatives to 25 percent of Farmer Mac's regulatory capital (as of March 31, 2014, 25 percent of Farmer Mac's regulatory capital was $169.5 million). This limitation is not applied to the obligations of the United States or to qualified investment funds. The limitation applied to the obligations of any GSE is 100 percent of Farmer Mac's regulatory capital. Farmer Mac's policy applicable to new investments limits Farmer Mac's total exposure to any single issuer of securities (other than GSEs and government agencies) and uncollateralized financial derivatives to 5 percent of Farmer Mac's regulatory capital. See "—Regulatory Matters" for more information on recent changes to the Liquidity and Investment Regulations.

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

In certain cases, yield maintenance provisions and other prepayment penalties contained in agricultural mortgage and rural utilities loans reduce, but do not eliminate, prepayment risk.  Those provisions require borrowers to make an additional payment when they prepay their loans, thus compensating Farmer Mac for the shortened duration of the prepaid loan.  As of March 31, 2014, 2 percent of the total outstanding balance of loans in the Farm & Ranch line of business where Farmer Mac either owned the loan or the beneficial interest in the underlying loan had yield maintenance provisions and 2 percent had other forms of prepayment protection (together covering 5 percent of all loans with fixed interest rates).  Of the Farm & Ranch loans purchased in first quarter 2014, none had yield maintenance or another form of prepayment protection. As of March 31, 2014, none of the USDA Securities had yield maintenance provisions; however, 7 percent contained prepayment penalties.  Of the USDA Securities purchased in first quarter 2014, 6 percent contained various forms of prepayment penalties.  As of March 31, 2014, 63 percent of the rural utilities loans owned by Farmer Mac had yield maintenance provisions.  Of the rural utilities loans purchased in first quarter 2014, 33 percent had yield maintenance provisions.  As of March 31, 2014, substantially all of the rural utilities loans held in trusts where Farmer Mac owned the beneficial interest in the underlying loan had yield maintenance provisions.

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

Farmer Mac's $866.6 million of cash and cash equivalents mature within three months and are funded with discount notes having similar maturities. As of March 31, 2014, $2.3 billion of the $2.5 billion of investment securities (95 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year. Those securities are funded with effectively floating rate debt that closely matches the rate adjustment dates of the associated investments. As of March 31, 2014, Farmer Mac had outstanding discount notes of $4.9 billion, medium-term notes that mature within one year of $2.5 billion, and medium-term notes that mature after one year of $5.0 billion.

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

Farmer Mac's NII is the difference between the yield on its interest-earning assets and its funding costs. Farmer Mac's NII may be affected by changes in market interest rates resulting from timing differences between maturities and re-pricing characteristics of assets and liabilities. The direction and magnitude of any such effect depends on the direction and magnitude of the change in interest rates as well as the composition of Farmer Mac's portfolio. The NII forecast represents an estimate of the net interest income that Farmer Mac's current portfolio is expected to produce over a twelve-month horizon. As a result, NII sensitivity statistics provide a shorter-term view of Farmer Mac's interest rate sensitivity.

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

A positive duration gap denotes that the duration of Farmer Mac's assets is greater than the duration of its liabilities. A positive duration gap indicates that the market value of Farmer Mac's assets is more sensitive to small interest rate movements than is the market value of its liabilities. Conversely, a negative duration gap indicates that Farmer Mac's assets are less sensitive to small interest rate movements than are its liabilities.

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

The following schedule summarizes the results of Farmer Mac's MVE and NII sensitivity analysis as of March 31, 2014 and December 31, 2013 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

Table 19

	Percentage Change in MVE from Base Case
Interest Rate Scenario	March 31, 2014	December 31, 2013
+100 basis points	(1.1)%	(2.2)%
-25 basis points	(0.2)%	0.1%

	Percentage Change in NII from Base Case
Interest Rate Scenario	March 31, 2014	December 31, 2013
+100 basis points	4.0%	2.2%
-25 basis points	(10.9)%	(8.1)%

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

As of March 31, 2014, Farmer Mac's effective duration gap was minus 0.2 months, compared to 0.3 months as of December 31, 2013.  The Series B Preferred Stock issued by Farmer Mac during first quarter 2014 lengthened the duration of Farmer Mac's liabilities relative to that of its assets. As a result, Farmer Mac's duration gap moved from being slightly positive to being slightly negative. Farmer Mac's interest rate risk profile was largely unchanged during first quarter 2014, and interest rate sensitivity remains relatively low and at manageable levels.

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

As of March 31, 2014, Farmer Mac had $6.6 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to twenty-five years, of which $1.4 billion were pay-fixed interest rate swaps, $4.6 billion were receive-fixed interest rate swaps, and $0.6 billion were basis swaps.

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

As discussed in Note 4 to the consolidated financial statements, all financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Changes in the fair values of financial derivatives are reported in "(Losses)/gains on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in fair value hedging relationships, changes in the fair values of the hedged items related to the risk being hedged are also reported in "(Losses)/gains on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in cash flow hedging relationships, changes in fair value of the hedged items related to the risk being hedged are reported in "Accumulated other comprehensive income/(loss), net of tax" in the consolidated balance sheets.  All of Farmer Mac's financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty.  As of March 31, 2014, Farmer Mac had uncollateralized net exposures of $2.3 million to two counterparties. As of December 31, 2013, Farmer Mac had uncollateralized net exposures of $3.0 million to three counterparties.

Liquidity and Capital Resources

Farmer Mac regularly accesses the capital markets for liquidity, and Farmer Mac has maintained access to the capital markets at favorable rates throughout 2013 and during first quarter 2014. Assuming continued access to the capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac also has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets. That plan involves borrowing through repurchase agreement arrangements and the sale of liquid assets. In accordance with the calculation prescribed by the Liquidity and Investment Regulations during first quarter 2014, Farmer Mac was required to maintain a minimum of 60 days of liquidity and targeted 90 days of liquidity. In accordance with the methodology prescribed by those regulations, Farmer Mac maintained an average of 138 days of liquidity during first quarter 2014 and had 127 days of liquidity as of March 31, 2014. FCA recently adopted a final rule (that became effective on April 30, 2014) to revise its regulations governing the management of liquidity risk at Farmer Mac, requiring that Farmer Mac maintain a minimum of 90 days of liquidity and use a different methodology for calculating the available days of liquidity. Farmer Mac does not expect that this change in regulation will have a material effect on its operations or financial condition. For more information about this final rule, see "—Regulatory Matters."

Debt Issuance.  Farmer Mac funds its purchases of eligible loan assets and investment assets primarily by issuing debt obligations of various maturities through a network of dealers in the public capital markets.  Farmer Mac works to enhance its funding operations by undertaking extensive debt investor relations initiatives, including conducting non-deal roadshows with institutional investors, making periodic dealer sales force presentations, and speaking at fixed income investor conferences throughout the United States. Debt obligations issued by Farmer Mac include discount notes and fixed and floating rate medium-term notes, including callable notes. Farmer Mac also issues discount notes and medium-term notes to obtain funds to finance investment activities, transaction costs, guarantee payments, and LTSPC purchase obligations.

Farmer Mac's board of directors has authorized the issuance of up to $15.0 billion of discount notes and medium-term notes (of which $12.4 billion was outstanding as of March 31, 2014), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac invests the proceeds of its debt issuances in purchases of loans, Farmer Mac Guaranteed Securities, and investment assets in accordance with policies established by its board of directors and subject to regulations established by FCA.

Liquidity.  The funding and liquidity needs of Farmer Mac's lines of business are driven by the purchase and retention of eligible loans, USDA Securities, and Farmer Mac Guaranteed Securities (including AgVantage securities); the maturities of Farmer Mac's discount notes and medium-term notes; and payment of principal and interest on Farmer Mac Guaranteed Securities.  Farmer Mac's primary sources of funds to meet these needs are the proceeds of its debt issuances, fees for its guarantees and commitments, net effective spread, loan repayments, and maturities of AgVantage securities.

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

Farmer Mac maintains cash, cash equivalents (including U.S. Treasury securities and other short-term money market instruments), and other investment securities that can be drawn upon for liquidity needs.  The following table presents these assets as of March 31, 2014 and December 31, 2013:

Table 20

	March 31, 2014	December 31, 2013
	(in thousands)
Cash and cash equivalents	$866,585	$749,313
Investment securities:
Guaranteed by U.S. Government and its agencies	1,048,891	1,084,187
Guaranteed by GSEs	965,410	946,737
Preferred stock issued by GSEs	81,640	83,161
Corporate debt securities	184,839	195,591
Asset-backed securities	189,235	174,399
Total	$3,336,600	$3,233,388

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

The carrying value of Farmer Mac's ARCs investments was $65.0 million as of March 31, 2014, compared to $65.3 million as of December 31, 2013.  As of March 31, 2014, Farmer Mac's carrying value of its ARCs was 88 percent of par.  The discounted carrying value reflects uncertainty regarding the ability to obtain par in the absence of any active market trading. See Note 8 to the consolidated financial statements for more information on the carrying value of ARCs.

Capital Requirements. Farmer Mac is subject to the following statutory and regulatory capital requirements – minimum, critical, and risk-based. Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. The minimum capital requirement is expressed as a percentage of on-balance sheet assets and off-balance sheet obligations. The critical capital requirement is equal to one-half of the minimum capital amount. Farmer Mac's statutory charter does not specify the required level of risk-based capital but directs FCA to establish a risk-based capital stress test for Farmer Mac, using specified stress-test parameters. Certain enforcement powers are given to FCA depending on Farmer Mac's compliance with these capital standards. See Note 7 to the consolidated financial statements for more information about Farmer Mac's capital position and see "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 13, 2014 for more information on the statutory and regulatory capital requirements applicable to Farmer Mac.

In first quarter 2014, Farmer Mac submitted to the FCA's Office of Secondary Market Oversight Farmer Mac's capital plan in compliance with FCA's rule on capital planning that became effective on January 3, 2014. See "—Regulatory Matters" for more information on FCA's rule on capital planning. In accordance with this new rule and as part of its capital plan, Farmer Mac has adopted a policy for maintaining a sufficient level of "Tier 1" capital (consisting of retained earnings, paid-in-capital, common stock, qualifying preferred stock, and accumulated other comprehensive income allocable to investments not included in one of the four operating lines of business) and imposing restrictions on Tier 1-eligible dividends and employee (including officer) bonus payments in the event that Tier 1 capital falls below specified thresholds. For more information on Farmer Mac's capital adequacy policy, see "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 13, 2014. As of March 31, 2014, Farmer Mac was in compliance with its capital adequacy policy.

Farmer Mac II LLC Preferred Stock is permanent equity of Farmer Mac II LLC, though it does not constitute a Tier 1 capital-eligible security. In an effort to increase Farmer Mac's Tier 1 capital, as defined under Farmer Mac's capital plan, Farmer Mac II LLC will likely redeem some or all of the outstanding Farmer Mac II LLC Preferred Stock on March 30, 2015 or a subsequent redemption date, at a cash redemption price equal to the liquidation preference if Farmer Mac is able to replace the Farmer Mac II LLC Preferred Stock with other securities issued by Farmer Mac constituting Tier 1 capital-eligible securities. In addition, prior to the initial redemption date on March 30, 2015 or between subsequent redemption dates, Farmer Mac or an affiliated third party may purchase the trust securities, called Farm Asset-Linked Capital Securities or "FALConS," representing undivided beneficial ownership interests in 250,000 shares of Farmer Mac II LLC Preferred Stock, from time to time in the open market, in privately negotiated transactions or through a public tender offer, and, subject to favorable market conditions, may seek to do so. For more information on the Farmer Mac II LLC Preferred Stock, see "Business—Farmer Mac Lines of Business—Financing—Equity Issuance—Non-Controlling Interest in Farmer Mac II LLC." For more information on Farmer Mac's capital plan, see "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 13, 2014.

Regulatory Matters

The Dodd-Frank Act contains a variety of provisions designed to regulate financial markets. Certain provisions of the Dodd-Frank Act, including those regarding derivatives, corporate governance, and executive compensation, apply to Farmer Mac. Farmer Mac does not expect that any of the final rules that have been passed or that are anticipated to be passed under the Dodd-Frank Act will have a material effect on Farmer Mac's business activities and operations or financial condition. Farmer Mac will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act and expects to be able to adapt successfully to any new applicable legislative and regulatory requirements.

On September 12, 2013, FCA adopted a final rule to revise its regulations governing business and capital planning at Farmer Mac, requiring Farmer Mac to submit, on an annual basis, a capital plan to FCA and to notify FCA before making a capital distribution (other than quarterly dividends that are the same as the previous quarter and other capital distributions that are consistent with Farmer Mac's capital plan). The rule also requires Farmer Mac to maintain sufficient capital to meet its policy goals under both expected and stressful scenarios, and sets forth various items that must be included in Farmer Mac's annual capital plan and capital adequacy goals. The final rule was published in the Federal Register on October 31, 2013 and became effective on January 3, 2014. In accordance with the requirements under the final rule, Farmer Mac has adopted a policy for maintaining a sufficient level of Tier 1 capital and imposing restrictions on Tier 1-eligible dividends and employee (including officer) bonus payments in the event that Tier 1 capital falls below specified thresholds. For more information on Farmer Mac's capital adequacy policy, see "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 13, 2014. Farmer Mac does not expect its compliance with the final rule on capital planning, including Farmer Mac's policy on Tier 1 capital established under the final rule, to materially affect Farmer Mac's operations or financial condition.

On October 10, 2013, FCA adopted a final rule to revise the Liquidity and Investment Regulations governing the management of liquidity risk at Farmer Mac. The final rule adopted by FCA increases the minimum days-of-liquidity requirement for Farmer Mac's liquidity reserve from 60 to 90 days of maturing obligations, and also requires progressively higher-quality liquid assets to meet progressively shorter time intervals of obligations within the new 90-day minimum period. This rule was published in the Federal Register on November 1, 2013 and became effective on April 30, 2014. Farmer Mac does not expect its compliance with the final rule on liquidity management to materially affect Farmer Mac's operations or financial condition. The final rule adopted on October 10, 2013 complements the final rule published by FCA on November 5, 2012 amending the Liquidity and Investment Regulations to address investment eligibility and management. FCA also has sought public comment regarding the use of credit ratings in the Liquidity and Investment Regulations, in accordance with the Dodd-Frank Act, for purposes of a final rule to be published at a later date.

On February 25, 2014, FCA published in the Federal Register an advance notice of proposed rulemaking (the "ANPRM") seeking public comment on Farmer Mac's board governance and standards of conduct, including director election procedures, director fiduciary duties, conflicts of interest, and risk governance. Farmer Mac submitted comments on the ANPRM to FCA on April 28, 2014.

Other Matters

Common Stock Dividends. For the first quarter in 2014, Farmer Mac paid a quarterly dividend of $0.14 per share on all classes of its common stock. For each quarter in 2013, Farmer Mac paid a quarterly dividend of $0.12 per share on all classes of its common stock. Farmer Mac's ability to declare and pay dividends on common stock could be restricted if it fails to comply with applicable capital requirements. See "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement Levels" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 13, 2014.

Preferred Stock Dividends. For first quarter 2014 and the last three quarters of 2013, Farmer Mac paid a quarterly dividend of $0.3672 per share on its Series A Preferred Stock. Farmer Mac's Series B Preferred Stock was issued on March 25, 2014 and a dividend of $0.105 was paid on the regularly scheduled payment date of April 17, 2014. For first quarter 2013, Farmer Mac paid a quarterly dividend of $2.36 per share on its Series C Preferred Stock. Farmer Mac's Series C Preferred Stock was retired and redeemed on January 17, 2013 with the proceeds from the issuance of the Series A Preferred Stock. Farmer Mac's ability to declare and pay dividends on preferred stock could be restricted if it fails to comply with applicable capital requirements.

Non-controlling Interest-Preferred Stock Dividends. For first quarter 2014 and for each quarter during 2013, Farmer Mac II LLC paid a quarterly dividend of $22.1875 per share on the Farmer Mac II Preferred Stock. Farmer Mac's net income attributable to non-controlling interest totaled $5.5 million for both the three months ended March 31, 2014 and 2013. These amounts represent the dividends paid on the Farmer Mac II LLC Preferred Stock held by third parties. Farmer Mac's income tax expense is determined based on income before income taxes less the amount of these dividends.

Supplemental Information

The following tables present quarterly and annual information regarding purchases and repayments of loans, guarantees, and LTSPCs and outstanding loans, guarantees, and LTSPCs:

Table 21

Farmer Mac New Purchases, Guarantees, and LTSPCs
	Farm & Ranch		USDA Guarantees	Rural Utilities	Institutional Credit
	Loans	LTSPCs	USDA Securities	Loans	AgVantage	Total
	(in thousands)
For the quarter ended:
March 31, 2014	$192,407	$185,594	$67,984	$53,903	$228,690	$728,578
December 31, 2013	245,770	75,731	58,438	41,374	295,000	716,313
September 30, 2013	193,089	198,783	70,372	5,107	353,500	820,851
June 30, 2013	226,135	99,504	110,897	10,222	200,000	646,758
March 31, 2013	159,887	166,780	122,187	30,262	425,000	904,116
December 31, 2012	181,555	378,258	102,339	56,638	133,406	852,196
September 30, 2012	132,882	115,757	114,974	26,843	451,000	841,456
June 30, 2012	145,423	70,458	165,613	58,286	200,000	639,780
March 31, 2012	110,486	179,637	101,725	24,350	200,000	616,198

For the year ended:
December 31, 2013	824,881	540,798	361,894	86,965	1,273,500	3,088,038
December 31, 2012	570,346	744,110	484,651	166,117	984,406	2,949,630

Table 22

Farmer Mac Repayments of Loans, Guarantees and LTSPCs, and USDA Guarantees
	Farm & Ranch			USDA Guarantees	Rural Utilities	Institutional Credit
	Loans	Guaranteed Securities	LTSPCs	USDA Securities	Loans	AgVantage	Total
	(in thousands)
For the quarter ended:
Scheduled	$43,045	$24,430	$48,157	$29,319	$23,744	$176,268	$344,963
Unscheduled	61,871	9,747	59,856	39,086	55,164	—	225,724
March 31, 2014	$104,916	$34,177	$108,013	$68,405	$78,908	$176,268	$570,687

Scheduled	$6,729	$24,367	$36,063	$17,463	$6,897	$303,087	$394,606
Unscheduled	54,277	11,586	61,147	30,651	—	—	157,661
December 31, 2013	$61,006	$35,953	$97,210	$48,114	$6,897	$303,087	$552,267

Scheduled	$34,455	$13,133	$47,143	$21,235	$31,994	$258,488	$406,448
Unscheduled	84,889	12,232	81,761	39,514	5,259	—	223,655
September 30, 2013	$119,344	$25,365	$128,904	$60,749	$37,253	$258,488	$630,103

Scheduled	$7,242	$11,749	$50,222	$26,056	$—	$206,511	$301,780
Unscheduled	46,479	17,682	57,385	65,776	—	—	187,322
June 30, 2013	$53,721	$29,431	$107,607	$91,832	$—	$206,511	$489,102

Scheduled	$34,014	$28,453	$37,262	$29,918	$22,509	$77,925	$230,081
Unscheduled	101,180	26,417	64,021	59,743	—	—	251,361
March 31, 2013	$135,194	$54,870	$101,283	$89,661	$22,509	$77,925	$481,442

Scheduled	$3,691	$28,695	$12,347	$17,299	$—	$3,600	$65,632
Unscheduled	43,414	35,655	91,679	68,687	—	—	239,435
December 31, 2012	$47,105	$64,350	$104,026	$85,986	$—	$3,600	$305,067

Scheduled	$25,076	$13,918	$22,173	$21,357	$24,260	$251,801	$358,585
Unscheduled	97,030	20,869	69,828	73,578	3,927	—	265,232
September 30, 2012	$122,106	$34,787	$92,001	$94,935	$28,187	$251,801	$623,817

Scheduled	$10,252	$13,624	$18,501	$23,587	$3,564	$151,001	$220,529
Unscheduled	85,241	13,295	44,239	92,481	—	—	235,256
June 30, 2012	$95,493	$26,919	$62,740	$116,068	$3,564	$151,001	$455,785

Scheduled	$36,956	$20,760	$39,628	$26,561	$18,448	$95,700	$238,053
Unscheduled	76,679	23,946	65,698	58,699	—	—	225,022
March 31, 2012	$113,635	$44,706	$105,326	$85,260	$18,448	$95,700	$463,075

For the year ended:
Scheduled	$82,440	$77,702	$170,690	$94,672	$61,400	$846,011	$1,332,915
Unscheduled	286,825	67,917	264,314	195,684	5,259	—	819,999
December 31, 2013	$369,265	$145,619	$435,004	$290,356	$66,659	$846,011	$2,152,914

Scheduled	$75,975	$76,997	$92,649	$88,804	$46,272	$502,102	$882,799
Unscheduled	302,364	93,765	271,444	293,445	3,927	—	964,945
December 31, 2012	$378,339	$170,762	$364,093	$382,249	$50,199	$502,102	$1,847,744

Table 23

Outstanding Balance of Farmer Mac Loans, Guarantees and LTSPCs, and USDA Guarantees
	Farm & Ranch			USDA Guarantees	Rural Utilities	Institutional Credit
	Loans	Guaranteed Securities	LTSPCs	USDA Securities	Loans	AgVantage	Total
	(in thousands)
As of:
March 31, 2014	$2,222,958	$731,574	$2,339,443	$1,686,696	$1,027,246	$6,100,286	$14,108,203
December 31, 2013	2,135,467	765,751	2,261,862	1,687,117	1,052,251	6,047,864	13,950,312
September 30, 2013	1,950,704	801,703	2,283,341	1,676,793	1,017,774	6,055,951	13,786,266
June 30, 2013	1,876,958	827,069	2,213,462	1,667,170	1,049,920	5,960,939	13,595,518
March 31, 2013	1,704,544	856,500	2,221,565	1,648,105	1,039,698	5,967,450	13,437,862
December 31, 2012	1,679,851	911,370	2,156,068	1,615,579	1,031,945	5,620,375	13,015,188
September 30, 2012	1,545,401	975,720	1,881,836	1,599,226	975,307	5,490,569	12,468,059
June 30, 2012	1,534,625	1,010,507	1,858,080	1,579,187	976,651	5,291,370	12,250,420
March 31, 2012	1,944,956	577,165	1,850,362	1,529,642	921,929	5,242,371	12,066,425

Table 24

Outstanding Balance of Loans Held, On-Balance Sheet AgVantage Securities, and USDA Securities
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
March 31, 2014	$4,890,979	$1,834,352	$3,304,094	$10,029,425
December 31, 2013	4,980,500	1,827,744	3,113,224	9,921,468
September 30, 2013	4,970,420	1,802,255	2,924,785	9,697,460
June 30, 2013	4,714,119	1,871,225	2,964,004	9,549,348
March 31, 2013	4,670,617	1,797,456	2,883,474	9,351,547
December 31, 2012	4,483,454	1,803,866	2,648,103	8,935,423
September 30, 2012	4,904,265	1,213,588	2,473,086	8,590,939
June 30, 2012	5,035,743	1,259,568	2,063,490	8,358,801
March 31, 2012	4,993,233	1,210,405	2,410,310	8,613,948

The following table presents the quarterly net effective spread by business segment:

Table 25

	Net Effective Spread by Business Segment
	Farm & Ranch		USDA Guarantees		Rural Utilities		Institutional Credit		Corporate		Net Effective Spread
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
For the quarter ended:
March 31, 2014 (1)	$7,578	1.63%	$3,356	0.81%	$2,201	0.81%	$6,331	0.50%	$4,236	0.58%	$23,702	0.75%
December 31, 2013 (1)	10,113	2.20%	4,022	0.97%	2,379	0.89%	6,210	0.49%	4,420	0.58%	27,144	0.85%
September 30, 2013	7,980	1.86%	4,505	1.09%	2,974	1.12%	6,205	0.49%	4,117	0.57%	25,781	0.83%
June 30, 2013	8,228	2.08%	4,508	1.12%	3,056	1.14%	5,977	0.48%	4,294	0.63%	26,063	0.87%
March 31, 2013	8,083	2.20%	4,694	1.17%	3,183	1.20%	5,863	0.50%	4,440	0.61%	26,263	0.90%
December 31, 2012	7,936	2.24%	4,718	1.21%	3,154	1.22%	5,970	0.52%	4,682	0.61%	26,460	0.91%
September 30, 2012	8,317	2.49%	4,375	1.13%	3,260	1.29%	6,096	0.55%	5,208	0.66%	27,256	0.95%
June 30, 2012	8,980	2.78%	4,398	1.16%	2,995	1.22%	5,954	0.56%	4,881	0.67%	27,208	0.99%
March 31, 2012	7,307	2.36%	4,563	1.23%	2,857	1.19%	5,840	0.55%	5,066	0.69%	25,633	0.94%

(1)
First quarter 2014 includes the impact in Rural Utilities of spread compression from the early refinancing of loans (41 basis points). Fourth quarter 2013 includes the impact in Farm & Ranch net effective spread of one-time adjustments for recovered buyout interest and yield maintenance (40 basis points in aggregate) and the impact in Rural Utilities of spread compression from the early refinancing of loans (26 basis points).

The following table presents quarterly core earnings reconciled to GAAP net income available to common stockholders:

Table 26

Core Earnings by Quarter Ended
	March 2014	December 2013	September 2013	June 2013	March 2013	December 2012	September 2012	June 2012	March 2012
	(in thousands)
Revenues:
Net effective spread (1)	$23,702	$27,144	$25,781	$26,063	$26,263	$26,460	$27,256	$27,209	$25,632
Guarantee and commitment fees	7,049	7,130	7,046	6,954	6,792	6,764	6,591	6,607	6,660
Other (2)	(410)	427	(466)	3,274	186	393	384	(294)	18
Total revenues	30,341	34,701	32,361	36,291	33,241	33,617	34,231	33,522	32,310

Credit related expenses/(income):
Provisions for/(release of) losses	674	12	(36)	(704)	1,176	1,157	94	174	450
REO operating expenses	2	3	35	259	126	47	66	15	6
Losses/(gains) on sale of REO	3	(26)	(39)	(1,124)	(47)	(629)	13	(262)	—
Total credit related expenses/(income)	679	(11)	(40)	(1,569)	1,255	575	173	(73)	456

Operating expenses:
Compensation & employee benefits	4,456	4,025	4,523	4,571	4,698	5,752	4,375	4,574	4,485
General & Administrative	2,794	3,104	2,827	2,715	2,917	2,913	2,788	2,664	2,758
Regulatory fees	594	594	593	594	594	594	562	562	563
Total operating expenses	7,844	7,723	7,943	7,880	8,209	9,259	7,725	7,800	7,806

Net earnings	21,818	26,989	24,458	29,980	23,777	23,783	26,333	25,795	24,048
Income taxes (3)	4,334	5,279	6,263	7,007	6,081	5,914	6,682	6,627	6,028
Non-controlling interest	5,547	5,546	5,547	5,547	5,547	5,546	5,547	5,547	5,547
Preferred stock dividends	952	882	881	881	851	720	719	720	720
Core earnings	$10,985	$15,282	$11,767	$16,545	$11,298	$11,603	$13,385	$12,901	$11,753

Reconciling items (after-tax effects):
Unrealized (losses)/gains on financial derivatives and hedging activities	(2,395)	8,003	4,632	11,021	5,712	4,719	3,456	(14,035)	10,185
Unrealized gains/(losses) on trading assets	426	(50)	(407)	(212)	136	1,778	(286)	(2,006)	714
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(8,027)	(10,864)	(421)	(564)	(618)	(4,534)	(873)	(901)	(958)
Net effects of settlements on agency forwards	(176)	114	(158)	955	(338)	(102)	699	(250)	509
Lower of cost or fair value adjustments on loans held for sale	—	—	—	—	—	(3,863)	—	—	—
GAAP net income/(loss) attributable to common stockholders	$813	$12,485	$15,413	$27,745	$16,190	$9,601	$16,381	$(4,291)	$22,203

(1)
The difference between first quarter 2014 and fourth quarter 2013 net effective spread was due to the impact of one-time adjustments for recovered buyout interest and yield maintenance of $1.8 million in fourth quarter 2013, $0.4 million associated with the early refinancing of AgVantage securities and the recasting of certain Rural Utilities loans, and a lower day count in first quarter 2014.

(2)	First quarter 2014 includes additional hedging costs of $0.6 million. Fourth quarter 2013 includes gains on the repurchase of debt of $1.5 million, partially offset by realized losses on the sale of available-for-sale securities of $0.9 million and additional hedging costs of $0.2 million.

(3)
First quarter 2014 reflects a reduction in tax valuation allowance of $0.9 million associated with certain gains on investment portfolio assets. Fourth quarter 2014 reflects a reduction in tax valuation allowance of $2.1 million associated with certain gains on investment portfolio assets.

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

(a) Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this report, is recorded, processed, summarized, and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Farmer Mac's management on a timely basis to allow decisions regarding required disclosure. Management, including Farmer Mac's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Farmer Mac's disclosure controls and procedures (as defined under Rules 13a‑15(e) and 15d‑15(e) of the Exchange Act) as of March 31, 2014.

Farmer Mac carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Farmer Mac's disclosure controls and procedures were effective as of March 31, 2014.

(b) Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

None.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 13, 2014, other than as stated below:

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

The secure transmission, processing, and storage of Farmer Mac's approved lenders' and other counterparties' confidential, proprietary, and other information through online and network systems and applications is instrumental to Farmer Mac's operations. Any action that results in unauthorized access to Farmer Mac's information systems and networks by third parties, including through computer viruses, malicious code, cyber attacks, or other information security breaches, could disrupt Farmer Mac's operations, corrupt its data, or result in the misappropriation, unauthorized release, loss, or destruction of the confidential, proprietary, or other information of its approved lenders and other counterparties. Similar to many other financial institutions, Farmer Mac faces regular attempts by third parties to gain unauthorized access to its systems. Farmer Mac has experienced at least one cyber incident in which a relatively small number of its computing devices were exposed to malware through email. In that instance, the operational interruption and remediation costs were immaterial to Farmer Mac's business operations and, to Farmer Mac's knowledge, no unauthorized access to Farmer Mac's or its customers' confidential, proprietary, or other information was obtained. However, any future instance in which unauthorized access to Farmer Mac's networks, accounts, or sensitive information is obtained could cause Farmer Mac to experience prolonged operational interruption, damage to its reputation, material loss of business, legal liability, or increased costs from private data exposure, which could adversely affect Farmer Mac's business, operating results, or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Farmer Mac is a federally chartered instrumentality of the United States and its debt and equity securities are exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933.

During first quarter 2014, the following sales of Farmer Mac's equity securities that were not registered under the Securities Act of 1933 occurred:

Class C non-voting common stock. Under Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 188 shares of its Class C non-voting common stock on January 3, 2014 to the five directors who elected to receive stock in lieu of their cash retainers. Farmer Mac calculated the number of shares issued to the directors based on a price of $34.25 per share, which was the closing price of the Class C non-voting common stock on December 31, 2013 as reported by the New York Stock Exchange.

Series B Preferred Stock. On March 25, 2014, Farmer Mac issued $75.0 million (3,000,000 shares) of its Series B Preferred Stock. The Series B Preferred Stock has a liquidation preference of $25.00 per share, for net cash proceeds to Farmer Mac of $73,305,750 ($75.0 million in gross proceeds less underwriting discount). BofA Merrill Lynch served as sole book-running manager for this transaction, and Compass Point served as co-manager. The Series B Preferred Stock was offered in reliance on an exemption from registration under Section 3(a)(2) of the Securities Act of 1933. The Series B Preferred Stock is not convertible or exchangeable into any other class or series of equity of Farmer Mac.

(b)	Not applicable.

(c)	None.

Item 3. Defaults Upon senior Securities

(a) None.

(b) None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

(a) None.

(b) None.

Item 6. Exhibits

*	3.1	—	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Food, Conservation and Energy Act of 2008 (Previously filed as Exhibit to Form 10-Q filed August 12, 2008).
*	3.2	—	Amended and Restated By-Laws of the Registrant (Previously filed as Exhibit 3.1 to Form 8-K filed December 12, 2012).
*	4.1	—	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Previously filed as Exhibit 4.1 to Form 10-Q filed May 15, 2003).
*	4.2	—	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Previously filed as Exhibit 4.2 to Form 10-Q filed May 15, 2003).
*	4.3	—	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Previously filed as Exhibit 4.3 to Form 10-Q filed May 15, 2003).
*	4.4	—	Specimen Certificate for 5.875% Non-Cumulative Preferred Stock, Series A (Previously filed as Exhibit 4.4.1 to Form 10-Q filed May 9, 2013).
*	4.4.1	—	Certificate of Designation of Terms and Conditions of 5.875% Non-Cumulative Preferred Stock, Series A (Previously filed as Exhibit 4.1 to Form 8-A filed January 17, 2013).
**	4.5	—	Specimen Certificate for 6.875% Non-Cumulative Preferred Stock, Series B.
*	4.5.1	—	Certificate of Designation of Terms and Conditions of 6.875% Non-Cumulative Preferred Stock, Series B (Previously filed as Exhibit 4.1 to Form 8-A filed March 25, 2014).
**†	10.1	—	Description of compensation arrangement between Farmer Mac and its directors.
*	21	—	List of the Registrant's subsidiaries (Previously filed as Exhibit 21 to Form 10-K filed March 16, 2010).
**	31.1	—
Certification of Registrant's principal executive officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Registrant's principal executive officer and principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	101.INS	—	XBRL Instance Document.
**	101.SCH	—	XBRL Taxonomy Extension Schema Document.
**	101.CAL	—	XBRL Taxonomy Calculation Linkbase Document.
**	101.DEF	—	XBRL Taxonomy Definition Linkbase Document.
**	101.LAB	—	XBRL Taxonomy Label Linkbase Document.
**	101.PRE	—	XBRL Taxonomy Presentation Linkbase Document.

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Timothy L. Buzby		May 12, 2014
By:	Timothy L. Buzby	Date
President and Chief Executive Officer
(Principal Executive Officer)

/s/ R. Dale Lynch		May 12, 2014
By:	R. Dale Lynch	Date
Senior Vice President – Chief Financial Officer
(Principal Financial Officer)