Form 10-Q
period 2014-06-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2014-08-11
CIK 845877

As filed with the Securities and Exchange Commission on August 11, 2014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
Commission File Number 001-14951
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
Yes        ☐                                No           ☒
As of August 1, 2014, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock and 9,393,199 shares of Class C non-voting common stock.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of
	June 30, 2014	December 31, 2013
	(in thousands)
Assets:
Cash and cash equivalents	$384,123	$749,313
Securities purchased under agreements to resell	1,640,686	—
Investment securities:
Available-for-sale, at fair value	2,315,963	2,483,147
Trading, at fair value	880	928
Total investment securities	2,316,843	2,484,075
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value	3,437,556	5,091,600
Held-to-maturity, at amortized cost	1,656,454	—
Total Farmer Mac Guaranteed Securities	5,094,010	5,091,600
USDA Securities:
Available-for-sale, at fair value	1,636,930	1,553,669
Trading, at fair value	46,099	58,344
Total USDA Securities	1,683,029	1,612,013
Loans:
Loans held for investment, at amortized cost	2,671,451	2,570,125
Loans held for investment in consolidated trusts, at amortized cost	668,736	629,989
Allowance for loan losses	(5,770)	(6,866)
Total loans, net of allowance	3,334,417	3,193,248
Real estate owned, at lower of cost or fair value	1,182	2,617
Financial derivatives, at fair value	7,318	19,718
Interest receivable (includes $8,037 and $9,276, respectively, related to consolidated trusts)	94,288	107,201
Guarantee and commitment fees receivable	43,477	43,904
Deferred tax asset, net	40,545	44,045
Prepaid expenses and other assets	30,184	14,046
Total Assets	$14,670,102	$13,361,780

Liabilities and Equity:
Liabilities:
Notes payable:
Due within one year	$6,265,018	$7,338,781
Due after one year	5,401,118	5,001,169
Total notes payable	11,666,136	12,339,950
Securities sold, not yet purchased	1,673,532	—
Debt securities of consolidated trusts held by third parties	377,518	261,760
Financial derivatives, at fair value	78,296	75,708
Accrued interest payable (includes $3,827 and $2,823, respectively, related to consolidated trusts)	49,587	53,772
Guarantee and commitment obligation	39,503	39,667
Accounts payable and accrued expenses	7,661	9,986
Reserve for losses	5,595	6,468
Total Liabilities	13,897,828	12,787,311
Commitments and Contingencies (Note 6)
Equity:
Preferred stock:
Series A, par value $25 per share, 2,400,000 shares authorized, issued and outstanding	58,333	58,333
Series B, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,061	—
Series C, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,380	—
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,393,077 shares and 9,354,804 shares outstanding, respectively	9,393	9,355
Additional paid-in capital	111,958	110,722
Accumulated other comprehensive income/(loss), net of tax	21,923	(16,202)
Retained earnings	186,842	168,877
Total Stockholders' Equity	536,421	332,616
Non-controlling interest - preferred stock	235,853	241,853
Total Equity	772,274	574,469
Total Liabilities and Equity	$14,670,102	$13,361,780
See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands except per share amounts)
Interest income:
Investments and cash equivalents	$5,101	$5,471	$10,338	$11,205
Farmer Mac Guaranteed Securities and USDA Securities	30,257	31,605	60,369	63,326
Loans	26,417	24,669	40,786	48,712
Total interest income	61,775	61,745	111,493	123,243
Total interest expense	42,502	33,584	77,228	66,712
Net interest income	19,273	28,161	34,265	56,531
Release of allowance for loan losses	1,583	529	1,010	99
Net interest income after release for loan losses	20,856	28,690	35,275	56,630
Non-interest income:
Guarantee and commitment fees	6,403	6,759	12,921	13,371
(Losses)/gains on financial derivatives and hedging activities	(5,698)	14,983	(13,276)	19,477
Gains/(losses) on trading securities	7,748	(327)	8,403	(117)
Gains on sale of available-for-sale investment securities	143	3,071	158	3,073
Gains on sale of real estate owned	168	1,124	165	1,171
Other income	200	873	292	1,953
Non-interest income	8,964	26,483	8,663	38,928
Non-interest expense:
Compensation and employee benefits	4,889	4,571	9,345	9,269
General and administrative	3,288	2,715	6,082	5,632
Regulatory fees	594	594	1,188	1,188
Real estate owned operating costs, net	59	259	61	385
(Release of)/provision for reserve for losses	(974)	(175)	(873)	571
Non-interest expense	7,856	7,964	15,803	17,045
Income before income taxes	21,964	47,209	28,135	78,513
Income tax (benefit)/expense	(6,368)	13,036	(7,509)	21,752
Net income	28,332	34,173	35,644	56,761
Less: Net income attributable to non-controlling interest - preferred stock dividends	(5,819)	(5,547)	(11,366)	(11,094)
Net income attributable to Farmer Mac	22,513	28,626	24,278	45,667
Preferred stock dividends	(2,308)	(881)	(3,260)	(1,732)
Net income attributable to common stockholders	$20,205	$27,745	$21,018	$43,935

Earnings per common share and dividends:
Basic earnings per common share	$1.85	$2.57	$1.93	$4.08
Diluted earnings per common share	$1.78	$2.48	$1.85	$3.93
Common stock dividends per common share	$0.14	$0.12	$0.28	$0.24
See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Net income	$28,332	$34,173	$35,644	$56,761
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale securities (1)	10,301	(48,190)	44,542	(26,378)
Unrealized losses on cash flow hedges (2)	(61)	—	(129)	—
Less reclassification adjustments included in:
(Losses)/gains on financial derivatives and hedging activities (3)	(3,106)	(3,211)	(6,207)	(6,418)
Gains on sale of available-for-sale investment securities (4)	(93)	(1,996)	(103)	(1,997)
Other income (5)	(72)	(241)	22	(455)
Other comprehensive income/(loss)	6,969	(53,638)	38,125	(35,248)
Comprehensive income/(loss)	35,301	(19,465)	73,769	21,513
Less: Comprehensive income attributable to noncontrolling interest - preferred stock dividends	(5,819)	(5,547)	(11,366)	(11,094)
Comprehensive income/(loss) attributable to Farmer Mac	$29,482	$(25,012)	$62,403	$10,419

(1)
Presented net of income tax expense of $5.5 million and benefit of $25.9 million for the three months ended June 30, 2014 and 2013, respectively, and income tax expense of $24.0 million and benefit of $14.2 million for the six months ended June 30, 2014 and 2013, respectively.

(2)	Presented net of income tax benefit of $33,000 for the three months ended June 30, 2014 and tax benefit of $69,000 for the six months ended June 30, 2014.

(3)
Relates to the amortization of the unrealized gains on the hedged items prior to application of hedge accounting. Presented net of income tax benefit of $1.7 million for both the three months ended June 30, 2014 and 2013, and tax benefit of $3.3 million and $3.5 million for the six months ended June 30, 2014 and 2013, respectively.

(4)
Represents realized gains on sales of available-for-sale investment securities. Presented net of income tax benefit of $50,000 and $1.1 million for the three months ended June 30, 2014 and 2013, respectively, and income tax benefit of $55,000 and $1.1 million for the six months ended June 30, 2014 and 2013, respectively.

(5)
Represents amortization of deferred gains related to certain available-for-sale USDA Securities and Farmer Mac Guaranteed Securities. Presented net of income tax benefit of $39,000 and $0.1 million for the three months ended June 30, 2014 and 2013, respectively, and income tax expense of $12,000 and tax benefit of $0.2 million for the six months ended June 30, 2014 and 2013, respectively.

See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	For the Six Months Ended
	June 30, 2014		June 30, 2013
	Shares	Amount	Shares	Amount
	(in thousands)
Preferred stock:
Balance, beginning of period	2,400	$58,333	58	$57,578
Issuance of Series A preferred stock	—	—	2,400	58,333
Issuance of Series B preferred stock	3,000	73,061	—	—
Issuance of Series C preferred stock	3,000	73,380	—	—
Redemption of retired Series C preferred stock (retired on January 17, 2013)	—	—	(58)	(57,578)
Balance, end of period	8,400	$204,774	2,400	$58,333
Common stock:
Balance, beginning of period	10,886	$10,886	10,702	$10,702
Issuance of Class C common stock	38	38	122	122
Balance, end of period	10,924	$10,924	10,824	$10,824
Additional paid-in capital:
Balance, beginning of period		$110,722		$106,617
Stock-based compensation expense		1,426		1,540
Issuance of Class C common stock		12		3
Tax effect of stock-based awards		(202)		841
Balance, end of period		$111,958		$109,001
Retained earnings:
Balance, beginning of period		$168,877		$102,243
Net income attributable to Farmer Mac		24,278		45,667
Cash dividends:
Preferred stock, Series A ($0.7344 per share in 2014 and $0.6650 per share in 2013)		(1,762)		(1,596)
Preferred stock, Series B ($0.5347 per share)		(1,360)		—
Preferred stock, Series C ($0.0458 per share)		(138)		—
Preferred stock, retired Series C ($2.36 per share, retired on January 17, 2013)		—		(136)
Common stock ($0.28 per share in 2014 and $0.24 per share in 2013)		(3,053)		(2,589)
Balance, end of period		$186,842		$143,589
Accumulated other comprehensive income:
Balance, beginning of period		$(16,202)		$73,969
Other comprehensive income/(loss), net of tax		38,125		(35,248)
Balance, end of period		$21,923		$38,721
Total Stockholders' Equity		$536,421		$360,468
Non-controlling interest - preferred stock:
Balance, beginning of period		$241,853		$241,853
Purchase of interest - Non-controlling interest - preferred stock		(6,000)		—
Balance, end of period		$235,853		$241,853
Total Equity		$772,274		$602,321

See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30, 2014	June 30, 2013
	(in thousands)
Cash flows from operating activities:
Net income	$35,644	$56,761
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums, and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Securities	15,029	5,138
Amortization of debt premiums, discounts and issuance costs	5,144	6,286
Net change in fair value of trading securities, hedged assets, and financial derivatives	7,636	(25,626)
Gains on sale of available-for-sale investment securities	(158)	(3,073)
Gains on sale of real estate owned	(165)	(1,171)
Total (release of)/provision for losses	(1,883)	472
Deferred income taxes	(17,496)	10,117
Stock-based compensation expense	1,427	1,539
Proceeds from repayment of trading investment securities	414	501
Proceeds from repayment of loans purchased as held for sale	58,930	76,841
Net change in:
Interest receivable	12,913	9,233
Guarantee and commitment fees receivable	427	(1,285)
Other assets	(14,473)	37,930
Securities sold not yet purchased	1,673,532	—
Accrued interest payable	(4,185)	954
Other liabilities	(3,955)	(864)
Net cash provided by operating activities	1,768,781	173,753
Cash flows from investing activities:
Net change in securities purchased under agreements to resell	(1,640,686)	—
Purchases of available-for-sale investment securities	(1,138,711)	(744,464)
Purchases of Farmer Mac Guaranteed Securities and USDA Securities	(681,044)	(858,084)
Purchases of loans held for investment	(407,595)	(426,506)
Purchases of defaulted loans	(440)	(6,075)
Proceeds from repayment of available-for-sale investment securities	575,393	622,116
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Securities	670,079	459,241
Proceeds from repayment of loans purchased as held for investment	199,774	131,932
Proceeds from sale of available-for-sale investment securities	730,527	170,614
Proceeds from sale of Farmer Mac Guaranteed Securities	126,857	35,891
Proceeds from sale of real estate owned	461	3,407
Net cash used in investing activities	(1,565,385)	(611,928)
Cash flows from financing activities:
Proceeds from issuance of discount notes	27,163,649	32,594,765
Proceeds from issuance of medium-term notes	1,759,012	1,725,931
Payments to redeem discount notes	(28,161,623)	(32,998,256)
Payments to redeem medium-term notes	(1,440,000)	(972,000)
Excess tax benefits related to stock-based awards	35	658
Payments to third parties on debt securities of consolidated trusts	(13,615)	(35,024)
Proceeds from common stock issuance	12	1,205
Proceeds from Series A Preferred stock issuance	—	58,333
Proceeds from Series B Preferred stock issuance	73,061	—
Proceeds from Series C Preferred stock issuance	73,380	—
Retirement of Series C Preferred stock	—	(57,578)
Purchase of interest - Non-controlling interest - preferred stock	(6,000)	—
Dividends paid - Non-controlling interest - preferred stock	(11,366)	(11,094)
Dividends paid on common and preferred stock	(5,131)	(3,606)
Net cash (used in)/provided by financing activities	(568,586)	303,334
Net decrease in cash and cash equivalents	(365,190)	(134,841)
Cash and cash equivalents at beginning of period	749,313	785,564
Cash and cash equivalents at end of period	$384,123	$650,723
 See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ACCOUNTING POLICIES

The interim unaudited consolidated financial statements of the Federal Agricultural Mortgage Corporation ("Farmer Mac") and subsidiaries have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Farmer Mac and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted as permitted by SEC rules and regulations. The December 31, 2013 consolidated balance sheet presented in this report has been derived from Farmer Mac's audited 2013 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2013 consolidated financial statements of Farmer Mac and subsidiaries included in Farmer Mac's Current Report on Form 8-K filed with the SEC on June 6, 2014 (the "Segment Recast 8-K"). The Segment Recast 8-K describes Farmer Mac's significant accounting policies, which include its policies on Principles of Consolidation; Cash and Cash Equivalents and Statements of Cash Flows; Investment Securities, Farmer Mac Guaranteed Securities, and USDA Securities; Loans; Securitization of Loans; Non-accrual Loans; Real Estate Owned; Financial Derivatives; Notes Payable; Allowance for Losses; Earnings Per Common Share; Income Taxes; Stock-Based Compensation; Comprehensive Income; Long-Term Standby Purchase Commitments; Fair Value Measurement; and Consolidation of Variable Interest Entities ("VIEs"). Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year. Presented below are Farmer Mac's significant accounting policies that contain updated information for the three and six month periods ended June 30, 2014.

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

The following tables present, by line of business, details about the consolidation of VIEs:

Table 1.1

	Consolidation of Variable Interest Entities
	As of June 30, 2014
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost (1)	$371,960	$—	$296,776	$—	$—	$668,736
Debt securities of consolidated trusts held by third parties (2)	377,518	—	—	—	—	377,518
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value (3)	—	21,044	—	32,886	—	53,930
Maximum exposure to loss (4)	—	20,675	—	30,000	—	50,675
Investment securities:
Carrying value (5)	—	—	—	—	488,783	488,783
Maximum exposure to loss (4) (5)	—	—	—	—	492,849	492,849
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (4) (6)	704,376	16,662	—	970,000	—	1,691,038

(1) Includes unamortized premiums related to the Rural Utilities line of business of $4.2 million.
(2) Includes unamortized premiums and borrower remittances of $5.6 million. The borrower remittances have not been passed through to third party investors as of June 30, 2014.
(3) Includes unamortized premiums and discounts and fair value adjustments related to the USDA Guarantees and Institutional Credit lines of business of $0.4 million and $2.9 million, respectively.
(4) Farmer Mac uses unpaid principal balance and outstanding face amount of investment securities to represent maximum exposure to loss.
(5) Includes auction-rate certificates, asset-backed securities, and government-sponsored enterprise ("GSE")-guaranteed mortgage-backed securities.
(6) The amount under the Farm & Ranch line of business relates to unconsolidated trusts where Farmer Mac determined it was not the primary beneficiary due to shared power with an unrelated party.

	Consolidation of Variable Interest Entities
	As of December 31, 2013
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

(1) Includes unamortized premiums related to the Rural Utilities line of business of $16.2 million.
(2) Includes borrower remittances of $2.3 million, which have not been passed through to third party investors as of December 31, 2013.
(3) Includes unamortized premiums and discounts and fair value adjustments related to the USDA Guarantees and Institutional Credit lines of business of $0.1 million and $3.2 million, respectively.
(4) Farmer Mac uses unpaid principal balance and the outstanding face amount of investment securities to represent maximum exposure to loss.
(5) Includes auction-rate certificates, asset-backed securities, and GSE-guaranteed mortgage-backed securities.
(6) The amount under the Farm & Ranch line of business relates to unconsolidated trusts where Farmer Mac determined it was not the primary beneficiary due to shared power with an unrelated party.

A guarantee by Farmer Mac of timely payment of principal and interest is an explicit element of the terms of all Farmer Mac Guaranteed Securities.  When Farmer Mac retains such securities in its portfolio, that guarantee is not extinguished.  For Farmer Mac Guaranteed Securities held in Farmer Mac's portfolio, Farmer Mac has entered into guarantee arrangements with FMMSC.  The guarantee fee rate established between Farmer Mac and FMMSC is an element in determining the fair value of these Farmer Mac Guaranteed Securities, and guarantee fees related to these securities are reflected in guarantee and commitment fees in the consolidated statements of operations.  These guarantee fees totaled $2.6 million and $5.2 million for the three and six months ended June 30, 2014, respectively, compared to $2.7 million and $5.4 million for the same periods in 2013. The corresponding expense of FMMSC has been eliminated against interest income in consolidation.  All other inter-company balances and transactions have been eliminated in consolidation.

Transfers of Financial Assets and Liabilities

Securities purchased under agreements to resell are treated as collateralized lending transactions. Farmer Mac's counterparties are required to pledge collateral for transactions involving securities purchased under agreements to resell. Farmer Mac considers the types of securities being pledged as collateral when determining how much to lend in these transactions. Additionally, on a daily basis, Farmer Mac reviews the fair values of these securities compared to amounts loaned and derivative counterparty collateral posting thresholds in an effort to minimize exposure to losses. These transactions are reported as securities purchased under agreements to resell in the consolidated balance sheets except for securities purchased under agreements to resell on an overnight basis, which are included in cash and cash equivalents in the consolidated balance sheets. Farmer Mac records securities purchased under agreements to resell at the amount loaned in the consolidated balance sheets. The resulting fees for these transactions are included in interest income in the consolidated statements of operations. As of June 30, 2014, the fair value of non-cash collateral accepted for securities purchased under agreements to resell or similar arrangements was $1.6 billion, all of which could be sold or repledged; $1.6 billion of the underlying collateral was sold or repledged as of June 30, 2014. There were no securities purchased under agreements to resell as of December 31, 2013.

Securities sold, not yet purchased, represent obligations of Farmer Mac to deliver specified securities at contracted prices, which would thereby require Farmer Mac to purchase the securities in the market at prevailing prices. Securities sold, not yet purchased consist of fixed rate U.S. Treasury securities. Farmer Mac records securities sold, not yet purchased in the consolidated balance sheets at fair value with changes in fair value recognized in "Gains/(losses) on trading securities" in the consolidated statements of operations. The resulting interest expense for these transactions is included in interest expense in the consolidated statements of operations.

(a)	Cash and Cash Equivalents and Statements of Cash Flows

Farmer Mac considers highly liquid investment securities with maturities at the time of purchase of three months or less to be cash equivalents.  Farmer Mac does not consider securities purchased under agreements to resell to be cash equivalents if it intends to reinvest the funds from maturing repurchase agreements into new repurchase agreements and the aggregate term of the repurchase agreements exceeds three months. The carrying value of cash and cash equivalents is a reasonable estimate of their approximate fair value.  Changes in the balance of cash and cash equivalents are reported in the consolidated statements of cash flows.

The following table sets forth information regarding certain cash and non-cash transactions for the six months ended June 30, 2014 and 2013:

Table 1.2

	For the Six Months Ended
	June 30, 2014	June 30, 2013
	(in thousands)
Cash paid during the period for:
Interest	$60,585	$54,674
Income taxes	11,750	13,000
Non-cash activity:
Real estate owned acquired through loan liquidation	—	1,034
Loans acquired and securitized as Farmer Mac Guaranteed Securities	126,857	35,891
Consolidation of Farm & Ranch Guaranteed Securities from off-balance sheet to loans held for investment in consolidated trusts and to debt securities of consolidated trusts held by third parties	129,305	35,891
Transfers of loans held for sale to loans held for investment	—	673,991
Transfers of available-for-sale Farmer Mac Guaranteed Securities to held-to-maturity	1,589,775	—

On January 1, 2014, Farmer Mac transferred $1.6 billion of Farmer Mac Guaranteed Securities from available-for-sale to held-to-maturity because Farmer Mac determined it has the ability and intent to hold these securities until maturity or payoff. Farmer Mac transferred these securities at fair value which reflected an unrealized holding gain of $22.3 million. Farmer Mac accounts for held-to-maturity securities at amortized cost. The unrealized holding gain is being amortized out of accumulated other comprehensive income over the remaining life of the transferred securities.

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

Basic earnings per common share ("EPS") is based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per common share is based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options, stock appreciation rights ("SARs"), and non-vested restricted stock awards.  The following schedule reconciles basic and diluted EPS for the three and six months ended June 30, 2014 and 2013:

Table 1.3

	For the Three Months Ended
	June 30, 2014			June 30, 2013
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$20,205	10,924	$1.85	$27,745	10,815	$2.57
Effect of dilutive securities (1):
Stock options, SARs and restricted stock	—	437	(0.07)	—	383	(0.09)
Diluted EPS	$20,205	11,361	$1.78	$27,745	11,198	$2.48

(1)
For the three months ended June 30, 2014 and 2013, stock options and SARs of 121,468 and 89,937, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the three months ended June 30, 2014 and 2013, contingent shares of non-vested restricted stock of 42,514 and 44,894, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions were not met.

	For the Six Months Ended
	June 30, 2014			June 30, 2013
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$21,018	10,906	$1.93	$43,935	10,776	$4.08
Effect of dilutive securities (1):
Stock options, SARs and restricted stock	—	448	(0.08)	—	403	(0.15)
Diluted EPS	$21,018	11,354	$1.85	$43,935	11,179	$3.93

(1)
For the six months ended June 30, 2014 and 2013, stock options and SARs of 77,226 and 46,969, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the six months ended June 30, 2014 and 2013, contingent shares of non-vested restricted stock of 37,054 and 35,097, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions were not met.

(c)	Reclassifications

Certain reclassifications of prior period information were made to conform to the current period presentation.

2.	INVESTMENT SECURITIES

The following tables present the amount outstanding, amortized cost, and fair values of Farmer Mac's investment securities as of June 30, 2014 and December 31, 2013:

Table 2.1

	As of June 30, 2014
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$61,600	$—	$61,600	$—	$(6,624)	$54,976
Floating rate asset-backed securities	120,002	(138)	119,864	384	(4)	120,244
Floating rate corporate debt securities	26,530	—	26,530	158	—	26,688
Fixed rate corporate debt securities	55,000	15	55,015	155	—	55,170
Floating rate Government/GSE guaranteed mortgage-backed securities	617,783	3,819	621,602	5,204	(262)	626,544
Fixed rate GSE guaranteed mortgage-backed securities (1)	1,015	3,755	4,770	3,690	—	8,460
Floating rate GSE subordinated debt	70,000	—	70,000	—	(6,615)	63,385
Fixed rate GSE preferred stock	78,500	138	78,638	3,787	—	82,425
Fixed rate taxable municipal bonds	11,960	15	11,975	3	—	11,978
Fixed rate senior agency debt	200,000	76	200,076	24	—	200,100
Floating rate U.S. Treasuries	75,000	(14)	74,986	12	—	74,998
Fixed rate U.S. Treasuries	990,000	985	990,985	88	(78)	990,995
Total available-for-sale	2,307,390	8,651	2,316,041	13,505	(13,583)	2,315,963
Trading:
Floating rate asset-backed securities	3,139	—	3,139	—	(2,259)	880
Total investment securities	$2,310,529	$8,651	$2,319,180	$13,505	$(15,842)	$2,316,843

(1)	Fair value includes $7.4 million of an interest-only security with a notional amount of $152.4 million.

	As of December 31, 2013
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$74,100	$—	$74,100	$—	$(8,815)	$65,285
Floating rate asset-backed securities	166,185	(217)	165,968	195	(59)	166,104
Floating rate corporate debt securities	109,345	(3)	109,342	445	(18)	109,769
Fixed rate corporate debt securities	55,000	48	55,048	97	(4)	55,141
Floating rate Government/GSE guaranteed mortgage-backed securities	612,413	4,336	616,749	4,955	(435)	621,269
Fixed rate GSE guaranteed mortgage-backed securities (1)	1,173	3,966	5,139	3,518	—	8,657
Floating rate GSE subordinated debt	70,000	—	70,000	—	(6,615)	63,385
Fixed rate GSE preferred stock	78,500	365	78,865	4,296	—	83,161
Fixed rate taxable municipal bonds	30,595	84	30,679	5	(3)	30,681
Fixed rate senior agency debt	523,691	294	523,985	107	(30)	524,062
Fixed rate U.S. Treasuries	754,405	1,141	755,546	95	(8)	755,633
Total available-for-sale	2,475,407	10,014	2,485,421	13,713	(15,987)	2,483,147
Trading:
Floating rate asset-backed securities	3,553	—	3,553	—	(2,625)	928
Total investment securities	$2,478,960	$10,014	$2,488,974	$13,713	$(18,612)	$2,484,075

(1)	Fair value includes $7.4 million of an interest-only security with a notional amount of $152.4 million.

During the three months ended June 30, 2014, Farmer Mac received proceeds of $720.5 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $0.1 million, compared to proceeds of $155.6 million for the same period in 2013, resulting in gross realized gains of $3.1 million. During the six months ended June 30, 2014, Farmer Mac received proceeds of $730.5 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $0.2 million, compared to proceeds of $170.6 million for the six months ended June 30, 2013, resulting in gross realized gains of $3.1 million.

As of June 30, 2014 and December 31, 2013, unrealized losses on available-for-sale investment securities were as follows:

Table 2.2

	As of June 30, 2014
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$54,976	$(6,624)
Floating rate asset-backed securities	6,102	(4)	2,676	(1)
Floating rate Government/GSE guaranteed mortgage-backed securities	204,085	(252)	6,860	(10)
Floating rate GSE subordinated debt	—	—	63,385	(6,615)
Fixed rate U.S. Treasuries	578,065	(77)	—	—
Total	$788,252	$(333)	$127,897	$(13,250)

	As of December 31, 2013
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$65,285	$(8,815)
Floating rate asset-backed securities	50,129	(59)	—	—
Floating rate corporate debt securities	19,982	(18)	—	—
Fixed rate corporate debt securities	10,058	(4)	—	—
Floating rate Government/GSE guaranteed mortgage-backed securities	161,960	(435)	—	—
Floating rate GSE subordinated debt	—	—	63,385	(6,615)
Fixed rate taxable municipal bonds	8,041	(3)	—	—
Fixed rate senior agency debt	316,273	(30)	—	—
Fixed rate U.S. Treasuries	118,056	(8)	—	—
Total	$684,499	$(557)	$128,670	$(15,430)

The unrealized losses presented above are principally due to a general widening of credit spreads from the dates of acquisition to June 30, 2014 and December 31, 2013, as applicable. The resulting decrease in fair values reflects an increase in the perceived risk by the financial markets related to those securities. As of June 30, 2014, all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government or had credit ratings of at least "AA+," except one, comprising the floating rate GSE subordinated debt category, that was rated "A-." As of December 31, 2013, all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government or had credit ratings of at least "AA+," except two that were rated "A-" and one that was rated "BBB+." The unrealized losses were on 33 and 64 individual investment securities as of June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014, 10 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $13.3 million. As of December 31, 2013, 7 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $15.4 million.  Securities in unrealized loss positions for 12 months or longer have a fair value as of June 30, 2014 that is, on average, approximately 90.6 percent of their amortized cost basis. Farmer Mac believes that all of these unrealized losses are recoverable within a reasonable period of time by way of changes in credit spreads or maturity. Accordingly, Farmer Mac has concluded that none of the unrealized losses on these available-for-sale investment securities represents other-than-temporary impairment as of June 30, 2014 and December 31, 2013. Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

Farmer Mac did not own any held-to-maturity investment securities as of June 30, 2014 and December 31, 2013. As of June 30, 2014, Farmer Mac owned trading investment securities with an amortized cost of $3.1 million, a fair value of $0.9 million, and a weighted average yield of 4.24 percent. As of December 31, 2013, Farmer Mac owned trading investment securities with an amortized cost of $3.6 million, a fair value of $0.9 million, and a weighted average yield of 4.25 percent.

The amortized cost, fair value, and weighted average yield of available-for-sale investment securities by remaining contractual maturity as of June 30, 2014 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 2.3

	As of June 30, 2014
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$1,250,632	$1,250,753	0.32%
Due after one year through five years	177,581	178,519	0.90%
Due after five years through ten years	303,144	301,413	0.79%
Due after ten years	584,684	585,278	2.35%
Total	$2,316,041	$2,315,963	0.94%

3.	FARMER MAC GUARANTEED SECURITIES AND USDA SECURITIES

The following tables set forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities as of June 30, 2014 and December 31, 2013:

Table 3.1

	As of June 30, 2014
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$1,640,650	$15,804	$1,656,454	$4,161	$(567)	$1,660,048

Available-for-sale:
AgVantage	$3,410,393	$—	$3,410,393	$37,497	$(31,378)	$3,416,512
Farmer Mac Guaranteed USDA Securities	20,675	(467)	20,208	840	(4)	21,044
Total Farmer Mac Guaranteed Securities	3,431,068	(467)	3,430,601	38,337	(31,382)	3,437,556
USDA Securities	1,629,314	4,377	1,633,691	5,716	(2,477)	1,636,930
Total available-for-sale	$5,060,382	$3,910	$5,064,292	$44,053	$(33,859)	$5,074,486
Trading:
USDA Securities	$43,684	$4,197	$47,881	$147	$(1,929)	$46,099

	As of December 31, 2013
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
AgVantage	$5,066,855	$125	$5,066,980	$64,051	$(60,665)	$5,070,366
Farmer Mac Guaranteed USDA Securities	21,089	(518)	20,571	669	(6)	21,234
Total Farmer Mac Guaranteed Securities	5,087,944	(393)	5,087,551	64,720	(60,671)	5,091,600
USDA Securities	1,590,433	4,585	1,595,018	2,753	(44,102)	1,553,669
Total available-for-sale	$6,678,377	$4,192	$6,682,569	$67,473	$(104,773)	$6,645,269
Trading:
USDA Securities	$55,373	$4,972	$60,345	$193	$(2,194)	$58,344

The unrealized losses presented above are principally due to higher interest rates from the date of acquisition to June 30, 2014 and December 31, 2013, as applicable.  The credit exposure related to Farmer Mac's USDA Guarantees line of business is covered by the full faith and credit guarantee of the United States.  As of June 30, 2014, 18 AgVantage securities in loss positions that are secured by Farm & Ranch loans had been in a loss position for more than 12 months with a total unrealized loss of $20.7 million. AgVantage® is a registered trademark of Farmer Mac used to designate Farmer Mac Guaranteed Securities that are general obligations of lenders secured by pools of eligible loans, with such Farmer Mac Guaranteed Securities referred to herein as AgVantage securities. Each AgVantage security backed by agricultural mortgages requires some level of overcollateralization, or, in the case of rural utilities loans, 100 percent collateralization, and is secured by eligible loans of the issuing institution with a requirement that delinquent loans be removed from the collateral pool and then replaced with current eligible loans. Thus, Farmer Mac does not believe it will realize any of the losses presented above. Farmer Mac has concluded that none of the unrealized losses on its available-for-sale Farmer Mac Guaranteed Securities and USDA Securities are other-than-temporary impairment as of June 30, 2014 and December 31, 2013.  Farmer Mac does not intend to sell these securities, and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

During the three and six months ended June 30, 2014 and 2013, Farmer Mac realized no gains or losses from the sale of Farmer Mac Guaranteed Securities and USDA Securities.

The amortized cost, fair value, and weighted average yield of available-for-sale and held-to-maturity Farmer Mac Guaranteed Securities and USDA Securities by remaining contractual maturity as of June 30, 2014 are set forth below. The balances presented are based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 3.2

	As of June 30, 2014
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$436,272	$437,209	2.42%
Due after one year through five years	1,559,855	1,578,619	1.89%
Due after five years through ten years	1,089,791	1,091,644	1.61%
Due after ten years	1,978,374	1,967,014	2.54%
Total	$5,064,292	$5,074,486	2.12%

	As of June 30, 2014
	Held-to-Maturity Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$501	$501	5.75%
Due after one year through five years	1,655,953	1,659,547	2.45%
Total	$1,656,454	$1,660,048	2.45%

Farmer Mac did not own any held-to-maturity Farmer Mac Guaranteed Securities or USDA Securities as of December 31, 2013. See Note 1(a) for more information about the transfer of Farmer Mac Guaranteed Securities to held-to-maturity as of January 1, 2014. As of June 30, 2014, Farmer Mac owned trading USDA Securities with an amortized cost of $47.9 million, a fair value of $46.1 million, and a weighted average yield of 5.54 percent. As of December 31, 2013, Farmer Mac owned trading USDA Securities with an amortized cost of $60.3 million, a fair value of $58.3 million, and a weighted average yield of 5.60 percent.

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

As of June 30, 2014 and December 31, 2013, Farmer Mac's credit exposure to interest rate swap counterparties, excluding netting arrangements and any adjustment for nonperformance risk, but including accrued interest, was $11.8 million and $25.1 million, respectively; however, including netting arrangements and accrued interest, Farmer Mac's credit exposure was $1.8 million and $3.3 million as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014 and December 31, 2013, Farmer Mac held no cash as collateral for its derivatives in net asset positions, resulting in uncollateralized net asset positions of $1.8 million and $3.0 million, respectively. Farmer Mac records cash held as collateral as an increase in the balance of cash and cash equivalents and an increase in the balance of accounts payable and accrued expenses.

As of June 30, 2014 and December 31, 2013, the fair value of Farmer Mac's derivatives in a net liability position including accrued interest but excluding netting arrangements and any adjustment for nonperformance risk, was $91.1 million and $92.0 million, respectively; however, including netting arrangements and accrued interest, the fair value of Farmer Mac's derivatives in a net liability position at the counterparty level, was $85.5 million and $74.8 million as of June 30, 2014 and December 31, 2013, respectively.  Farmer Mac posted cash of $23.8 million and no investment securities as of June 30, 2014 and posted cash of $9.8 million and investment securities with a fair value of $1.5 million as of December 31, 2013 as collateral for its derivatives in net liability positions.  Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets. The investment securities posted as collateral are included in the investment securities balances on the consolidated balance sheets.  If Farmer Mac had breached certain provisions of the derivative contracts as of June 30, 2014 and December 31, 2013, it could have been required to settle its obligations under the agreements or post additional collateral of $61.7 million and $63.5 million, respectively. As of June 30, 2014 and December 31, 2013, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

Effective in second quarter 2013, Farmer Mac expanded its use of centrally-cleared derivatives by clearing through a clearinghouse certain interest rate swaps. Farmer Mac posts initial and variation margin to the clearinghouses through which centrally-cleared derivatives and futures contracts are traded. These collateral postings expose Farmer Mac to institutional credit risk in the event that either the clearinghouse or the futures commission merchant that Farmer Mac uses to post collateral to the clearinghouse fails to meet its obligations. Conversely, the use of centrally-cleared derivatives mitigates Farmer Mac's credit risk to individual counterparties because clearinghouses assume the credit risk among counterparties in centrally-cleared derivatives transactions. Of Farmer Mac's $6.5 billion notional amount of interest rate swaps outstanding as of June 30, 2014, $3.4 billion were cleared through swap clearinghouses. Of Farmer Mac's $6.6 billion notional amount of interest rate swaps outstanding as of December 31, 2013, $2.3 billion were cleared through swap clearinghouses.

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements as of June 30, 2014 and December 31, 2013 and the effects of financial derivatives on the consolidated statements of operations for the three and six months ended June 30, 2014 and 2013:

Table 4.1

	As of June 30, 2014
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$900,000	$—	$(29,589)	2.25%	0.23%		2.75
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	10,000	—	(129)	2.50%	0.50%		6.45
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	507,552	1,955	(47,646)	4.27%	0.23%		7.34
Receive fixed non-callable	3,968,832	4,979	(186)	0.19%	0.39%		0.48
Receive fixed callable	200,000	22	(424)	0.09%	0.98%		3.49
Basis swaps	880,000	418	(240)	0.12%	0.30%		2.29
Agency forwards	15,836	—	(149)			98.27
Treasury futures	13,700	—	(62)			124.72
Credit valuation adjustment		(56)	129
Total financial derivatives	$6,495,920	$7,318	$(78,296)
Collateral pledged		—	23,822
Net amount		$7,318	$(54,474)

	As of December 31, 2013
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$900,000	$—	$(28,989)	2.25%	0.24%		3.25
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	10,000	68	—	2.50%	0.48%		6.95
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	806,596	7,570	(45,360)	4.63%	0.24%		4.86
Receive fixed non-callable	4,324,663	11,836	(262)	0.27%	0.70%		0.53
Receive fixed callable	175,000	83	(934)	0.10%	0.65%		3.30
Basis swaps	404,288	276	(318)	0.32%	0.29%		1.52
Agency forwards	65,704	86	—			98.91
Treasury futures	5,600	—	(1)			123.02
Credit valuation adjustment		(201)	156
Total financial derivatives	$6,691,851	$19,718	$(75,708)
Collateral pledged		—	11,320
Net amount		$19,718	$(64,388)

Table 4.2

	(Losses)/Gains on Financial Derivatives and Hedging Activities
	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Fair value hedges:
Interest rate swaps (1)	$(799)	$17,535	$(599)	$23,326
Hedged items	3,818	(14,729)	6,568	(17,867)
Gains on hedging activities	3,019	2,806	5,969	5,459
No hedge designation:
Interest rate swaps	(8,126)	10,913	(17,674)	13,759
Agency forwards	(235)	1,076	(1,087)	92
Treasury futures	(356)	188	(484)	167
(Losses)/gains on financial derivatives not designated in hedging relationships	(8,717)	12,177	(19,245)	14,018
(Losses)/gains on financial derivatives and hedging activities	$(5,698)	$14,983	$(13,276)	$19,477

(1)
Included in the assessment of hedge effectiveness at June 30, 2014, but excluded from the amounts in the table, were losses of $2.9 million and $5.9 million for the three and six months ended June 30, 2014, respectively, attributable to the fair value of the swaps at the inception of the hedging relationship. Accordingly, the amounts recognized as hedge ineffectiveness for the three and six months ended June 30, 2014 were gains of $0.1 million. The comparable amounts at June 30, 2013 were losses of $3.0 million and $6.0 million for the three and six months ended June 30, 2013, respectively, attributable to the fair value of the swaps at the inception of the hedging relationship and, accordingly, losses of $0.2 million and $0.5 million for the three and six months ended June 30, 2013, respectively attributable to hedge ineffectiveness.

5.	LOANS AND ALLOWANCE FOR LOSSES

Loans

Farmer Mac classifies loans as either held for investment or held for sale. Loans held for investment are recorded at the unpaid principal balance, net of unamortized premium or discount and other cost adjustments. Loans held for sale are reported at the lower of cost or fair value determined on a pooled basis. As of June 30, 2014 and December 31, 2013, Farmer Mac had no loans held for sale. The following table displays the composition of the loan balances as of June 30, 2014 and December 31, 2013:

Table 5.1

	As of June 30, 2014			As of December 31, 2013
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Farm & Ranch	$1,955,207	$371,960	$2,327,167	$1,875,958	$259,509	$2,135,467
Rural Utilities	719,784	292,529	1,012,313	698,010	354,241	1,052,251
Total unpaid principal balance (1)	2,674,991	664,489	3,339,480	2,573,968	613,750	3,187,718
Unamortized premiums, discounts and other cost basis adjustments	(3,540)	4,247	707	(3,843)	16,239	12,396
Total loans	2,671,451	668,736	3,340,187	2,570,125	629,989	3,200,114
Allowance for loan losses	(5,274)	(496)	(5,770)	(6,587)	(279)	(6,866)
Total loans, net of allowance	$2,666,177	$668,240	$3,334,417	$2,563,538	$629,710	$3,193,248

(1)	Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business.

Allowances for Losses

Farmer Mac maintains an allowance for loan losses to account for estimated probable losses on loans held and a reserve for losses to account for estimated probable losses on loans underlying long-term standby purchase commitments ("LTSPCs") and off-balance sheet Farmer Mac Guaranteed Securities.  As of June 30, 2014 and December 31, 2013, Farmer Mac recorded allowances for losses of $11.4 million and $13.3 million, respectively. See Note 3 and Note 6 for more information about Farmer Mac Guaranteed Securities.  Farmer Mac Guaranteed Securities do not include AgVantage securities with regard to the allowance for losses discussion.

Farmer Mac's allowance for losses is presented in two components on its consolidated balance sheets:

•	an "Allowance for loan losses" on loans held; and

•	a "Reserve for losses" on loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities.

The following is a summary of the changes in the total allowance for losses for the three and six months ended June 30, 2014 and 2013:

Table 5.2

	June 30, 2014			June 30, 2013
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
For the Three Months Ended:	(in thousands)
Beginning Balance	$7,410	$6,569	$13,979	$7,967	$6,285	$14,252
Release of losses	(1,583)	(974)	(2,557)	(529)	(175)	(704)
Charge-offs	(57)	—	(57)	(70)	—	(70)
Ending Balance	$5,770	$5,595	$11,365	$7,368	$6,110	$13,478

For the Six Months Ended:
Beginning Balance	$6,866	$6,468	$13,334	$11,351	$5,539	$16,890
(Release of)/provision for losses	(1,010)	(873)	(1,883)	(99)	571	472
Charge-offs	(86)	—	(86)	(3,884)	—	(3,884)
Ending Balance	$5,770	$5,595	$11,365	$7,368	$6,110	$13,478

During second quarter 2014, Farmer Mac recorded releases to its allowance for loan losses of $1.6 million and releases to its reserve for losses of $1.0 million. Farmer Mac also recorded $0.1 million of charge-offs to its allowance for loan losses during second quarter 2014. The releases recorded during second quarter 2014 primarily relate to a significant decline in the balance of its ethanol-related Agricultural Storage and Processing portfolio. During second quarter 2013, Farmer Mac recorded a release from its allowance for loan losses of $0.5 million and a release from its reserve for losses of $0.2 million. Farmer Mac also recorded charge-offs of $0.1 million to its allowance for loan losses during second quarter 2013. Charge-offs recorded in first quarter 2013 included a $3.6 million charge-off related to one ethanol loan that transitioned to real estate owned ("REO") during that quarter and for which Farmer Mac had previously provided a specific allowance.

The following tables present the changes in the total allowance for losses for the three and six months ended June 30, 2014 and 2013 by commodity type:

Table 5.3

	June 30, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$2,278	$2,131	$1,387	$464	$7,715	$4	$13,979
Provision for/(release of) losses	112	86	(19)	(20)	(2,716)	—	(2,557)
Charge-offs	—	—	(57)	—	—	—	(57)
Ending Balance	$2,390	$2,217	$1,311	$444	$4,999	$4	$11,365

For the Six Months Ended:
Beginning Balance	$2,124	$2,186	$1,271	$454	$7,292	$7	$13,334
Provision for/(release of) losses	266	31	97	19	(2,293)	(3)	(1,883)
Charge-offs	—	—	(57)	(29)	—	—	(86)
Ending Balance	$2,390	$2,217	$1,311	$444	$4,999	$4	$11,365

	June 30, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$2,617	$2,326	$1,587	$733	$6,971	$18	$14,252
(Release of)/provision for losses	(212)	(158)	(308)	(238)	225	(13)	(704)
Charge-offs	—	—	—	(70)	—	—	(70)
Ending Balance	$2,405	$2,168	$1,279	$425	$7,196	$5	$13,478

For the Six Months Ended:
Beginning Balance	$2,589	$2,316	$1,534	$784	$9,661	$6	$16,890
(Release of)/provision for losses	(184)	41	(255)	(289)	1,160	(1)	472
Charge-offs	—	(189)	—	(70)	(3,625)	—	(3,884)
Ending Balance	$2,405	$2,168	$1,279	$425	$7,196	$5	$13,478

The following tables present the unpaid principal balances of loans held and loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities and the related total allowance for losses by impairment method and commodity type as of June 30, 2014 and December 31, 2013:

Table 5.4

	As of June 30, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$1,487,792	$318,616	$368,556	$40,744	$35,593	$662	$2,251,963
Off-balance sheet	1,323,765	546,073	875,870	105,263	112,247	7,520	2,970,738
Total	$2,811,557	$864,689	$1,244,426	$146,007	$147,840	$8,182	$5,222,701
Individually evaluated for impairment:
On-balance sheet	$18,011	$38,782	$8,094	$10,317	$—	$—	$75,204
Off-balance sheet	3,217	3,331	4,309	1,902	—	—	12,759
Total	$21,228	$42,113	$12,403	$12,219	$—	$—	$87,963
Total Farm & Ranch loans:
On-balance sheet	$1,505,803	$357,398	$376,650	$51,061	$35,593	$662	$2,327,167
Off-balance sheet	1,326,982	549,404	880,179	107,165	112,247	7,520	2,983,497
Total	$2,832,785	$906,802	$1,256,829	$158,226	$147,840	$8,182	$5,310,664
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$1,723	$369	$615	$32	$756	$—	$3,495
Off-balance sheet	311	162	529	48	4,243	4	5,297
Total	$2,034	$531	$1,144	$80	$4,999	$4	$8,792
Individually evaluated for impairment:
On-balance sheet	$269	$1,594	$103	$309	$—	$—	$2,275
Off-balance sheet	87	92	64	55	—	—	298
Total	$356	$1,686	$167	$364	$—	$—	$2,573
Total Farm & Ranch loans:
On-balance sheet	$1,992	$1,963	$718	$341	$756	$—	$5,770
Off-balance sheet	398	254	593	103	4,243	4	5,595
Total	$2,390	$2,217	$1,311	$444	$4,999	$4	$11,365

	As of December 31, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$1,363,861	$295,037	$319,665	$39,940	$32,636	$359	$2,051,498
Off-balance sheet	1,279,887	567,932	912,397	109,884	138,282	8,159	3,016,541
Total	$2,643,748	$862,969	$1,232,062	$149,824	$170,918	$8,518	$5,068,039
Individually evaluated for impairment:
On-balance sheet	$21,147	$41,441	$10,844	$10,422	$—	$115	$83,969
Off-balance sheet	1,962	3,414	3,199	2,497	—	—	11,072
Total	$23,109	$44,855	$14,043	$12,919	$—	$115	$95,041
Total Farm & Ranch loans:
On-balance sheet	$1,385,008	$336,478	$330,509	$50,362	$32,636	$474	$2,135,467
Off-balance sheet	1,281,849	571,346	915,596	112,381	138,282	8,159	3,027,613
Total	$2,666,857	$907,824	$1,246,105	$162,743	$170,918	$8,633	$5,163,080
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$1,321	$325	$436	$20	$2,290	$—	$4,392
Off-balance sheet	397	159	642	42	5,002	4	6,246
Total	$1,718	$484	$1,078	$62	$7,292	$4	$10,638
Individually evaluated for impairment:
On-balance sheet	$362	$1,641	$140	$331	$—	$—	$2,474
Off-balance sheet	44	61	53	61	—	3	222
Total	$406	$1,702	$193	$392	$—	$3	$2,696
Total Farm & Ranch loans:
On-balance sheet	$1,683	$1,966	$576	$351	$2,290	$—	$6,866
Off-balance sheet	441	220	695	103	5,002	7	6,468
Total	$2,124	$2,186	$1,271	$454	$7,292	$7	$13,334

The following tables present by commodity type the unpaid principal balances, recorded investment, and specific allowance for losses related to impaired loans and the recorded investment in loans on nonaccrual status as of June 30, 2014 and December 31, 2013:

Table 5.5

	As of June 30, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$8,284	$8,411	$6,417	$1,745	$—	$—	$24,857
Unpaid principal balance	8,071	8,364	6,284	1,753	—	—	24,472
With a specific allowance:
Recorded investment (1)	13,763	34,256	5,898	10,409	—	—	64,326
Unpaid principal balance	13,157	33,749	6,119	10,466	—	—	63,491
Associated allowance	356	1,686	167	364	—	—	2,573
Total:
Recorded investment	22,047	42,667	12,315	12,154	—	—	89,183
Unpaid principal balance	21,228	42,113	12,403	12,219	—	—	87,963
Associated allowance	356	1,686	167	364	—	—	2,573

Recorded investment of loans on nonaccrual status (2)	$9,737	$15,020	$5,141	$5,757	$—	$—	$35,655

(1)
Impairment analysis was performed in the aggregate in consideration of similar risk characteristics of the assets and historical statistics on $57.1 million (64 percent) of impaired loans as of June 30, 2014, which resulted in a specific reserve of $1.3 million.

(2)	Includes $10.5 million of loans that are less than 90 days delinquent but which have not met Farmer Mac's performance criteria for returning to accrual status.

	As of December 31, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$6,956	$9,880	$6,671	$1,444	$—	$—	$24,951
Unpaid principal balance	6,825	9,877	6,588	1,443	—	—	24,733
With a specific allowance:
Recorded investment (1)	16,697	36,146	7,600	11,554	—	119	72,116
Unpaid principal balance	16,284	34,978	7,455	11,476	—	115	70,308
Associated allowance	406	1,702	193	392	—	3	2,696
Total:
Recorded investment	23,653	46,026	14,271	12,998	—	119	97,067
Unpaid principal balance	23,109	44,855	14,043	12,919	—	115	95,041
Associated allowance	406	1,702	193	392	—	3	2,696

Recorded investment of loans on nonaccrual status (2)	$10,812	$15,237	$5,344	$5,835	$—	$—	$37,228

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

The following table presents by commodity type the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2014 and 2013:

Table 5.6

	June 30, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
For the Three Months Ended:
Average recorded investment in impaired loans	$22,969	$43,329	$12,798	$12,116	$—	$—	$91,212
Income recognized on impaired loans	105	76	59	79	—	—	319

For the Six Months Ended:
Average recorded investment in impaired loans	$23,197	$44,228	$13,289	$12,410	$—	$40	$93,164
Income recognized on impaired loans	275	270	135	201	—	—	881

	June 30, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
For the Three Months Ended:
Average recorded investment in impaired loans	$34,879	$46,300	$17,403	$12,181	$—	$571	$111,334
Income recognized on impaired loans	61	123	38	78	—	—	300

For the Six Months Ended:
Average recorded investment in impaired loans	$31,422	$43,606	$17,270	$13,207	$1,446	$722	$107,673
Income recognized on impaired loans	403	497	192	272	—	—	1,364

For the three and six months ended June 30, 2014, the recorded investment of loans determined to be troubled debt restructurings ("TDRs") was $0.3 million and $0.8 million, respectively, both before and after restructuring. For the three months and six months ended June 30, 2013, the recorded investment of loans determined to be TDRs was $0.7 million and $0.9 million before restructuring and $0.7 million and $1.0 million after restructuring. As of June 30, 2014, there were no TDRs identified during the previous 12 months that were in default under the modified terms. As of June 30, 2013, there were two TDRs identified during the previous 12 months that were in default under the modified terms, with a recorded investment of $0.4 million. The impact of TDRs on Farmer Mac's allowance for loan losses was immaterial for the three and six months ended June 30, 2014.

During the three months ended June 30, 2014, Farmer Mac purchased no defaulted loans. During the six months ended June 30, 2014, Farmer Mac purchased one defaulted loan having an unpaid principal balance of $0.4 million from a pool underlying an LTSPC.  During the three and six months ended June 30, 2013, Farmer Mac purchased six defaulted loans having an unpaid principal balance of $5.9 million and eight defaulted loans having an unpaid principal balance of $6.1 million, respectively, from pools underlying Farm & Ranch Guaranteed Securities and LTSPCs.

The following tables present information related to Farmer Mac's acquisition of defaulted loans for the three and six months ended June 30, 2014 and 2013 and the outstanding balances and carrying amounts of all such loans as of June 30, 2014 and December 31, 2013:

Table 5.7

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Unpaid principal balance at acquisition date:
Loans underlying LTSPCs	$—	$—	$440	$37
Loans underlying off-balance sheet Farmer Mac Guaranteed Securities	—	5,935	—	6,038
Total unpaid principal balance at acquisition date	—	5,935	440	6,075
Contractually required payments receivable	—	6,086	440	6,229
Impairment recognized subsequent to acquisition	17	61	69	447
Recovery/release of allowance for defaulted loans	5	839	7	889

	As of
	June 30, 2014	December 31, 2013
	(in thousands)
Outstanding balance	$30,463	$32,838
Carrying amount	28,429	29,613

Net credit losses and 90-day delinquencies as of and for the periods indicated for loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs are presented in the table below.  As of June 30, 2014, there were no delinquencies and no probable losses inherent in Farmer Mac's Rural Utilities loan portfolio and Farmer Mac has not experienced credit losses on any Rural Utilities loans.

Table 5.8

	90-Day Delinquencies (1)		Net Credit (Recoveries)/Losses
	As of		For the Six Months Ended
	June 30, 2014	December 31, 2013	June 30, 2014	June 30, 2013
	(in thousands)
On-balance sheet assets:
Farm & Ranch:
Loans	$25,118	$27,580	$(21)	$2,857
Total on-balance sheet	$25,118	$27,580	$(21)	$2,857
Off-balance sheet assets:
Farm & Ranch:
LTSPCs	$793	$716	$—	$—
Total off-balance sheet	$793	$716	$—	$—
Total	$25,911	$28,296	$(21)	$2,857

(1)
Includes loans and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, restructured after delinquency, or in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

Of the $25.1 million and $27.6 million of on-balance sheet loans reported as 90-day delinquencies as of June 30, 2014 and December 31, 2013, respectively, $1.2 million, were loans subject to "removal-of-account" provisions.

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

The following tables present credit quality indicators related to Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities as of June 30, 2014 and December 31, 2013:

Table 5.9

	As of June 30, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade (1)
On-balance sheet:
Acceptable	$1,457,197	$316,996	$340,433	$39,591	$26,279	$662	$2,181,158
Special mention (2)	30,594	1,620	28,429	1,153	4,080	—	65,876
Substandard (3)	18,012	38,782	7,788	10,317	5,234	—	80,133
Total on-balance sheet	$1,505,803	$357,398	$376,650	$51,061	$35,593	$662	$2,327,167
Off-Balance Sheet:
Acceptable	$1,299,651	$522,316	$818,678	$100,514	$83,711	$6,854	$2,831,724
Special mention (2)	13,624	17,265	34,222	1,033	13,911	565	80,620
Substandard (3)	13,707	9,823	27,279	5,618	14,625	101	71,153
Total off-balance sheet	$1,326,982	$549,404	$880,179	$107,165	$112,247	$7,520	$2,983,497
Total Ending Balance:
Acceptable	$2,756,848	$839,312	$1,159,111	$140,105	$109,990	$7,516	$5,012,882
Special mention (2)	44,218	18,885	62,651	2,186	17,991	565	146,496
Substandard (3)	31,719	48,605	35,067	15,935	19,859	101	151,286
Total	$2,832,785	$906,802	$1,256,829	$158,226	$147,840	$8,182	$5,310,664

Commodity analysis of past due loans (1)
On-balance sheet	$5,910	$11,339	$5,511	$2,358	$—	$—	$25,118
Off-balance sheet	379	—	—	414	—	—	793
90-days or more past due	$6,289	$11,339	$5,511	$2,772	$—	$—	$25,911

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)	Assets in the Special mention category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.

(3)	Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of December 31, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade (1)
On-balance sheet:
Acceptable	$1,348,205	$290,064	$300,308	$39,022	$10,987	$359	$1,988,945
Special Mention (2)	15,656	4,973	19,357	918	6,267	—	47,171
Substandard (3)	21,147	41,441	10,844	10,422	15,382	115	99,351
Total on-balance sheet	$1,385,008	$336,478	$330,509	$50,362	$32,636	$474	$2,135,467
Off-Balance Sheet
Acceptable	$1,251,834	$548,254	$844,130	$105,589	$99,072	$7,478	$2,856,357
Special Mention (2)	10,977	15,621	36,555	917	11,011	578	75,659
Substandard (3)	19,038	7,471	34,911	5,875	28,199	103	95,597
Total off-balance sheet	$1,281,849	$571,346	$915,596	$112,381	$138,282	$8,159	$3,027,613
Total Ending Balance:
Acceptable	$2,600,039	$838,318	$1,144,438	$144,611	$110,059	$7,837	$4,845,302
Special Mention (2)	26,633	20,594	55,912	1,835	17,278	578	122,830
Substandard (3)	40,185	48,912	45,755	16,297	43,581	218	194,948
Total	$2,666,857	$907,824	$1,246,105	$162,743	$170,918	$8,633	$5,163,080

Commodity analysis of past due loans (1)
On-balance sheet	$8,036	$11,841	$4,462	$3,122	$—	$119	$27,580
Off-balance sheet	220	—	—	496	—	—	716
90-days or more past due	$8,256	$11,841	$4,462	$3,618	$—	$119	$28,296

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)	Assets in the Special mention category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.

(3)	Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

Concentrations of Credit Risk

The following table sets forth the geographic and commodity/collateral diversification, as well as the range of original loan-to-value ratios, for all Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs as of June 30, 2014 and December 31, 2013:

Table 5.10

	As of June 30, 2014	As of December 31, 2013
	(in thousands)
By commodity/collateral type:
Crops	$2,832,785	$2,666,857
Permanent plantings	906,802	907,824
Livestock	1,256,829	1,246,105
Part-time farm	158,226	162,743
Ag. Storage and Processing (including ethanol facilities)	147,840	170,918
Other	8,182	8,633
Total	$5,310,664	$5,163,080
By geographic region (1):
Northwest	$551,254	$524,034
Southwest	1,716,331	1,752,109
Mid-North	1,834,187	1,702,668
Mid-South	622,183	601,359
Northeast	224,830	231,731
Southeast	361,879	351,179
Total	$5,310,664	$5,163,080
By original loan-to-value ratio:
0.00% to 40.00%	$1,439,917	$1,375,758
40.01% to 50.00%	1,160,478	1,099,033
50.01% to 60.00%	1,462,113	1,431,562
60.01% to 70.00%	1,107,922	1,113,427
70.01% to 80.00%	106,556	110,828
80.01% to 90.00%	33,678	32,472
Total	$5,310,664	$5,163,080

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

Off-Balance Sheet Farmer Mac Guaranteed Securities

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of June 30, 2014 and December 31, 2013, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans:

Table 6.1

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of June 30, 2014	As of December 31, 2013
	(in thousands)
Farm & Ranch:
Guaranteed Securities	$704,376	$765,751
USDA Guarantees:
Farmer Mac Guaranteed USDA Securities	16,662	20,222
Institutional Credit:
AgVantage Securities	988,187	981,009
Total off-balance sheet Farmer Mac Guaranteed Securities	$1,709,225	$1,766,982

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  The following table summarizes the significant cash flows received from and paid to trusts used for Farmer Mac securitizations:

Table 6.2

	For the Six Months Ended
	June 30, 2014	June 30, 2013
	(in thousands)
Proceeds from new securitizations	$126,857	$35,891
Guarantee fees received	2,416	2,687
Purchases of assets from the trusts	—	(6,038)

Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $12.4 million as of June 30, 2014 and $13.4 million as of December 31, 2013. As of June 30, 2014 and December 31, 2013, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 12.5 years and 12.8 years, respectively.  As of

June 30, 2014 and December 31, 2013, the weighted-average remaining maturity of the off-balance sheet AgVantage securities was 2.9 years and 3.4 years, respectively.

Long-Term Standby Purchase Commitments

An LTSPC commits Farmer Mac, subject to the terms of the applicable LTSPC agreement, to a future purchase of one or more loans from an identified pool of eligible loans that met Farmer Mac's standards at the time the transaction was entered into and on which Farmer Mac assumed the credit risk.  As consideration for its assumption of the credit risk on loans underlying an LTSPC, Farmer Mac receives a commitment fee payable monthly in arrears in an amount approximating what would have been the guarantee fee if the transaction were structured as a swap for Farmer Mac Guaranteed Securities.

The maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans, was $2.3 billion as of June 30, 2014 and December 31, 2013.

As of June 30, 2014 and December 31, 2013, the weighted-average remaining maturity of all loans underlying LTSPCs was 14.2 years and 13.9 years, respectively.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $27.1 million as of June 30, 2014 and $26.3 million as of December 31, 2013.

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

During each of the first and second quarters of 2014, Farmer Mac paid a quarterly dividend of $0.14 per share on all classes of its common stock. During each quarter of 2013, Farmer Mac paid a quarterly dividend of $0.12 per share on all classes of its common stock. Farmer Mac's ability to declare and pay a dividend could be restricted if it fails to comply with applicable capital requirements.

Preferred Stock

On June 20, 2014, Farmer Mac issued 3.0 million shares of 6.000 percent Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (the "Series C Preferred Stock"). On March 25, 2014, Farmer Mac issued 3.0 million shares of 6.875 percent Non-Cumulative Preferred Stock, Series B (the "Series B Preferred Stock"). On January 17, 2013, Farmer Mac issued 2.4 million shares of 5.875 percent Non-Cumulative Preferred Stock, Series A (the "Series A Preferred Stock"). The Series A Preferred Stock, the Series B Preferred Stock, and the Series C Preferred Stock each have a par value of $25.00 per share and a liquidation preference of $25.00 per share. The Series A Preferred Stock and the Series B Preferred Stock pay an annual dividend rate of 5.875 percent and 6.875 percent, respectively, for the life of the securities. The Series C Preferred Stock pays an annual dividend rate of 6.000 percent from the date of issuance to and including the quarterly payment date occurring on July 17, 2024, and thereafter, at a floating rate equal to three-month LIBOR plus 3.26 percent. Farmer Mac will have the option to redeem the Series A Preferred Stock at any time on and after January 17, 2018, the Series B Preferred Stock at any time on and after April 17, 2019, and the Series C Preferred Stock at any time on and after July 18, 2024. Dividends on the Series A Preferred Stock, the Series B Preferred Stock, and the Series C Preferred Stock are payable when, as, and if declared by Farmer Mac's board of directors and are non-cumulative, so dividends that are not declared for a payment date will not accrue. Farmer Mac incurred direct costs of $1.7 million related to the issuance of the Series A Preferred Stock, direct costs of $1.9 million related to the issuance of the Series B Preferred Stock, and direct costs of $1.6 million related to the issuance of the Series C Preferred Stock. Farmer Mac used the proceeds from the sale of the Series A Preferred Stock to redeem and retire its outstanding shares of Series C Non-Voting Cumulative Preferred Stock, which had a par value of $1,000 per share and a liquidation preference of $1,000 per share, that had been issued in 2008 and 2009 ("retired Series C Preferred Stock") on January 17, 2013. As of June 30, 2014, Farmer Mac had 2.4 million shares of Series A Preferred Stock outstanding, 3.0 million shares of Series B Preferred Stock outstanding, and 3.0 million of Series C Preferred Stock outstanding.

Farmer Mac's ability to declare and pay dividends on its preferred stock could be restricted if it fails to comply with applicable capital requirements. Farmer Mac's preferred stock is included as a component of core capital for regulatory and statutory capital compliance measurements.

Non-Controlling Interest in Farmer Mac II LLC

On January 25, 2010, Farmer Mac completed a private offering of $250.0 million of securities issued by a newly formed Delaware statutory trust.  The trust securities, called Farm Asset-Linked Capital Securities or "FALConS," represent undivided beneficial ownership interests in 250,000 shares of non-cumulative perpetual preferred stock (the "Farmer Mac II LLC Preferred Stock") of Farmer Mac's subsidiary, Farmer Mac II LLC, a Delaware limited liability company.  The Farmer Mac II LLC Preferred Stock has a liquidation preference of $1,000 per share.

Dividends on the Farmer Mac II LLC Preferred Stock will be payable if, when, and as declared by Farmer Mac II LLC's board of directors, quarterly, on a non-cumulative basis, on March 30, June 30, September 30, and December 30 of each year.  From the date of issuance to but excluding the quarterly payment date occurring on March 30, 2015, the annual dividend rate on the Farmer Mac II LLC Preferred Stock will be 8.875 percent.  From March 30, 2015 to but excluding the quarterly payment date occurring on March 30, 2020, the annual dividend rate on the Farmer Mac II LLC Preferred Stock will be 10.875 percent.  Beginning on March 30, 2020, the dividend rate on the Farmer Mac II LLC Preferred Stock will be an annual rate equal to three-month LIBOR plus 8.211 percent.  Dividends on the Farmer Mac II LLC Preferred Stock are non-cumulative, so dividends that are not declared for any payment date will not accrue.  Farmer Mac II LLC Preferred Stock is permanent equity of Farmer Mac II LLC and is presented as "Non-controlling interest – preferred stock" within permanent equity on the consolidated balance sheets of Farmer Mac. The accrual of declared dividends is presented as "Net income attributable to non-controlling interest – preferred stock dividends" on the consolidated statements of operations on a pre-tax basis.  The consolidated tax benefit is included in income tax expense. Farmer Mac II LLC may redeem the preferred stock on March 30 of 2015, 2016, 2017, 2018, and 2019 and on any payment date on or after March 30, 2020, in whole or in part, at a cash redemption price equal to the liquidation preference. On May 14, 2014, Farmer Mac purchased $6.0 million of FALConS from certain holders.

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

As of June 30, 2014, Farmer Mac's minimum and critical capital requirements were $432.6 million and $216.3 million, respectively, and its actual core capital level was $750.3 million, which was $317.7 million above the minimum capital requirement and $534.0 million above the critical capital requirement as of that date.  As of December 31, 2013, Farmer Mac's minimum and critical capital requirements were $398.5 million and $199.3 million, respectively, and its actual core capital level was $590.7 million, which was $192.2 million above the minimum capital requirement and $391.4 million above the critical capital requirement as of that date.

Based on the risk-based capital stress test, Farmer Mac's risk-based capital requirement as of June 30, 2014 was $122.8 million, and Farmer Mac's regulatory capital (core capital plus the allowance for losses) of $761.7 million exceeded that amount by approximately $638.9 million.  As of December 31, 2013, Farmer Mac's risk-based capital requirement was $90.8 million, and Farmer Mac's regulatory capital of $604.0 million exceeded that amount by approximately $513.2 million.

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

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). In determining fair value, Farmer Mac uses various valuation approaches, including market and income based approaches.  The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  When available, the fair value of Farmer Mac's financial instruments is based on quoted market prices, valuation techniques that use observable market-based inputs, or unobservable inputs that are corroborated by market data.  Pricing information obtained from third parties is internally validated for reasonableness prior to use in the consolidated financial statements. Farmer Mac's accounting policies for fair value measurement and a description of the fair value techniques used for instruments measured at fair value is discussed in Note 2(p) and Note 13 to the consolidated financial statements included in the Segment Recast 8-K.

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

As of June 30, 2014, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $5.2 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 35 percent of total assets and 56 percent of financial instruments measured at fair value as of June 30, 2014. As of December 31, 2013, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $6.8 billion whose fair values were estimated by management in the absence of readily determinable fair values.  These financial instruments measured as level 3 represented 51 percent of total assets and 73 percent of financial instruments measured at fair value as of December 31, 2013.

Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period.  There were no transfers within the fair value hierarchy for fair value measurements of Farmer Mac's investment securities, Farmer Mac Guaranteed Securities, USDA Securities, and financial derivatives during the first six months of 2014 and 2013. See Note 1(a) for information about the transfer of available-for-sale Farmer Mac Guaranteed Securities to held-to-maturity as of January 1, 2014.

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2014 and December 31, 2013, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Table 8.1

Assets and Liabilities Measured at Fair Value as of June 30, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$54,976	$54,976
Floating rate asset-backed securities	—	120,244	—	120,244
Floating rate corporate debt securities	—	26,688	—	26,688
Fixed rate corporate debt securities	—	55,170	—	55,170
Floating rate Government/GSE guaranteed mortgage-backed securities	—	626,349	195	626,544
Fixed rate GSE guaranteed mortgage-backed securities	—	8,460	—	8,460
Floating rate GSE subordinated debt	—	63,385	—	63,385
Fixed rate GSE preferred stock	—	82,425	—	82,425
Fixed rate taxable municipal bonds	—	11,978	—	11,978
Fixed rate senior agency debt	—	200,100	—	200,100
Floating rate U.S. Treasuries	74,998	—	—	74,998
Fixed rate U.S. Treasuries	990,995	—	—	990,995
Total available-for-sale	1,065,993	1,194,799	55,171	2,315,963
Trading:
Floating rate asset-backed securities	—	—	880	880
Total trading	—	—	880	880
Total Investment Securities	1,065,993	1,194,799	56,051	2,316,843
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—	3,416,512	3,416,512
Farmer Mac Guaranteed USDA Securities	—	—	21,044	21,044
Total Farmer Mac Guaranteed Securities	—	—	3,437,556	3,437,556
USDA Securities:
Available-for-sale	—	—	1,636,930	1,636,930
Trading	—	—	46,099	46,099
Total USDA Securities	—	—	1,683,029	1,683,029
Financial derivatives	—	7,318	—	7,318
Total Assets at fair value	$1,065,993	$1,202,117	$5,176,636	$7,444,746
Liabilities:
Securities sold, not yet purchased
Fixed rate U.S. Treasuries	$1,673,532	$—	$—	$1,673,532
Financial derivatives	62	78,234	—	78,296
Total Liabilities at fair value	$1,673,594	$78,234	$—	$1,751,828
Nonrecurring:
Assets:
Loans held for investment	$—	$—	$5,003	$5,003
REO	—	—	762	762
Total Nonrecurring Assets at fair value	$—	$—	$5,765	$5,765

Assets and Liabilities Measured at Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
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

Table 8.2

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended June 30, 2014
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$64,963	$—	$(12,125)	$—	$(375)	$2,513	$54,976
Floating rate Government/GSE guaranteed mortgage-backed securities	203	—	—	(7)	—	(1)	195
Total available-for-sale	65,166	—	(12,125)	(7)	(375)	2,512	55,171
Trading:
Floating rate asset-backed securities (1)	923	—	—	(131)	88	—	880
Total trading	923	—	—	(131)	88	—	880
Total Investment Securities	66,089	—	(12,125)	(138)	(287)	2,512	56,051
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	3,467,655	295,775	—	(356,319)	3,818	5,583	3,416,512
Farmer Mac Guaranteed USDA Securities	21,608	—	—	(191)	—	(373)	21,044
Total Farmer Mac Guaranteed Securities	3,489,263	295,775	—	(356,510)	3,818	5,210	3,437,556
USDA Securities:
Available-for-sale	1,600,659	90,785	—	(59,640)	—	5,126	1,636,930
Trading (2)	51,102	—	—	(4,843)	(160)	—	46,099
Total USDA Securities	1,651,761	90,785	—	(64,483)	(160)	5,126	1,683,029
Total Assets at fair value	$5,207,113	$386,560	$(12,125)	$(421,131)	$3,371	$12,848	$5,176,636
Liabilities:
Financial derivatives	$(161)	$—	$—	$—	$161	$—	$—
Total Liabilities at fair value	$(161)	$—	$—	$—	$161	$—	$—

(1)	Unrealized gains are attributable to assets still held as of June 30, 2014 and are recorded in "Gains/(losses) on trading securities."

(2)	Includes immaterial unrealized gains attributable to assets still held as of June 30, 2014 that are recorded in "Gains/(losses) on trading securities."

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended June 30, 2013
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/ (Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$65,213	$—	$—	$—	$—	$(125)	$65,088
Floating rate Government/GSE guaranteed mortgage-backed securities	233	—	—	(9)	—	(2)	222
Total available-for-sale	65,446	—	—	(9)	—	(127)	65,310
Trading:
Floating rate asset-backed securities (1)	1,129	—	—	(186)	121	—	1,064
Total trading	1,129	—	—	(186)	121	—	1,064
Total Investment Securities	66,575	—	—	(195)	121	(127)	66,374
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	5,072,882	200,000	—	(206,519)	(14,730)	(18,574)	5,033,059
Farmer Mac Guaranteed USDA Securities	27,198	—	—	(515)	—	(889)	25,794
Total Farmer Mac Guaranteed Securities	5,100,080	200,000	—	(207,034)	(14,730)	(19,463)	5,058,853
USDA Securities:
Available-for-sale	1,569,160	110,897	—	(76,364)	—	(59,929)	1,543,764
Trading (2)	87,271	—	—	(13,231)	(448)	—	73,592
Total USDA Securities	1,656,431	110,897	—	(89,595)	(448)	(59,929)	1,617,356
Total Assets at fair value	$6,823,086	$310,897	$—	$(296,824)	$(15,057)	$(79,519)	$6,742,583
Liabilities:
Financial derivatives (3)	$(532)	$—	$—	$—	$142	$—	$(390)
Total Liabilities at fair value	$(532)	$—	$—	$—	$142	$—	$(390)

(1)	Unrealized gains are attributable to assets still held as of June 30, 2013 and are recorded in "Gains/(losses) on trading securities."

(2)	Includes unrealized losses of $0.3 million attributable to assets still held as of June 30, 2013 that are recorded in "Gains/(losses) on trading securities."

(3)	Unrealized gains are attributable to liabilities still held as of June 30, 2013 and are recorded in "(Losses)/gains on financial derivatives and hedging activities."

Level 3 Assets and Liabilities Measured at Fair Value for the Six Months Ended June 30, 2014
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Transfers Out	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$65,285	$—	$(12,125)	$—	$(375)	$2,191	$—	$54,976
Floating rate Government/GSE guaranteed mortgage-backed securities	205	—	—	(11)	—	1	—	195
Total available-for-sale	65,490	—	(12,125)	(11)	(375)	2,192	—	55,171
Trading:
Floating rate asset-backed securities (1)	928	—	—	(414)	366	—	—	880
Total trading	928	—	—	(414)	366	—	—	880
Total Investment Securities	66,418	—	(12,125)	(425)	(9)	2,192	—	56,051
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	5,070,366	465,775	—	(532,588)	6,568	18,477	(1,612,086)	3,416,512
Farmer Mac Guaranteed USDA Securities	21,234	—	—	(362)	—	172	—	21,044
Total Farmer Mac Guaranteed Securities	5,091,600	465,775	—	(532,950)	6,568	18,649	(1,612,086)	3,437,556
USDA Securities:
Available-for-sale	1,553,669	158,769	—	(120,095)	—	44,587	—	1,636,930
Trading (2)	58,344	—	—	(12,462)	217	—	—	46,099
Total USDA Securities	1,612,013	158,769	—	(132,557)	217	44,587	—	1,683,029
Total Assets at fair value	$6,770,031	$624,544	$(12,125)	$(665,932)	$6,776	$65,428	$(1,612,086)	$5,176,636
Liabilities:
Financial derivatives	$(235)	$—	$—	$—	$235	$—	$—	$—
Total Liabilities at fair value	$(235)	$—	$—	$—	$235	$—	$—	$—

(1)	Unrealized gains are attributable to assets still held as of June 30, 2014 and are recorded in "Gains/(losses) on trading securities."

(2)	Includes unrealized gains of $0.7 million attributable to assets still held as of June 30, 2014 that are recorded in "Gains/(losses) on trading securities."

Level 3 Assets and Liabilities Measured at Fair Value for the Six Months Ended June 30, 2013
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/ (Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$63,159	$—	$—	$—	$—	$1,929	$65,088
Floating rate Government/GSE guaranteed mortgage-backed securities	—	233	—	(9)	—	(2)	222
Total available-for-sale	63,159	233	—	(9)	—	1,927	65,310
Trading:
Floating rate asset-backed securities (1)	1,247	—	—	(500)	317	—	1,064
Total trading	1,247	—	—	(500)	317	—	1,064
Total Investment Securities	64,406	233	—	(509)	317	1,927	66,374
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	4,739,577	625,000	—	(284,452)	(17,868)	(29,198)	5,033,059
Farmer Mac Guaranteed USDA Securities	26,681	—	—	(898)	—	11	25,794
Total Farmer Mac Guaranteed Securities	4,766,258	625,000	—	(285,350)	(17,868)	(29,187)	5,058,853
USDA Securities:
Available-for-sale	1,486,595	233,084	—	(145,566)	—	(30,349)	1,543,764
Trading (2)	104,188	—	—	(30,162)	(434)	—	73,592
Total USDA Securities	1,590,783	233,084	—	(175,728)	(434)	(30,349)	1,617,356
Total Assets at fair value	$6,421,447	$858,317	$—	$(461,587)	$(17,985)	$(57,609)	$6,742,583
Liabilities:
Financial derivatives (3)	$(691)	$—	$—	$—	$301	$—	$(390)
Total Liabilities at fair value	$(691)	$—	$—	$—	$301	$—	$(390)

(1)	Unrealized gains are attributable to assets still held as of June 30, 2013 and are recorded in "Gains/(losses) on trading securities."

(2)	Includes unrealized losses of $0.1 million attributable to assets still held as of June 30, 2013 that are recorded in "Gains/(losses) on trading securities."

(3)	Unrealized gains are attributable to liabilities still held as of June 30, 2013 and are recorded in "(Losses)/gains on financial derivatives and hedging activities."

The following tables present additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in level 3 of the fair value hierarchy as of June 30, 2014 and December 31, 2013.

Table 8.3

	As of June 30, 2014
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$54,976	Indicative bids	Range of broker quotes	82.0% - 96.0% (89.3%)
Floating rate asset-backed securities	$880	Discounted cash flow	Discount rate	12.2% - 21.5% (16.8%)
			CPR	10%
Floating rate Government/GSE guaranteed mortgage-backed securities	$195	Discounted cash flow	Discount rate	1.8% - 1.8% (1.8%)
			CPR	7%
Farmer Mac Guaranteed Securities:
AgVantage	$3,416,512	Discounted cash flow	Discount rate	0.8% - 2.2% (1.4%)
Farmer Mac Guaranteed USDA Securities	$21,044	Discounted cash flow	Discount rate	0.8% - 3.3% (1.9%)
			CPR	8% - 17% (14%)
USDA Securities	$1,683,029	Discounted cash flow	Discount rate	1.1% - 5.2% (3.2%)
			CPR	0% - 18% (7%)

	As of December 31, 2013
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$65,285	Indicative bids	Range of broker quotes	82.0% - 92.0% (88.1%)
Floating rate asset-backed securities	$928	Discounted cash flow	Discount rate	13.0% - 22.5% (17.7%)
			CPR	10%
Floating rate Government/GSE guaranteed mortgage-backed securities	$205	Discounted cash flow	Discount rate	1.8% - 1.8% (1.8%)
			CPR	6%
Farmer Mac Guaranteed Securities:
AgVantage	$5,070,366	Discounted cash flow	Discount rate	0.9% - 3.6% (1.8%)
Farmer Mac Guaranteed USDA Securities	$21,234	Discounted cash flow	Discount rate	0.9% - 3.2% (1.9%)
			CPR	7% - 14% (11%)
USDA Securities	$1,612,013	Discounted cash flow	Discount rate	1.2% - 5.3% (3.4%)
			CPR	0% - 23% (5%)
Liabilities:
Financial Derivatives:
Basis swaps	$235	Discounted cash flow	Discount rate	0.7% - 2.3% (1.3%)
			CPR	10% - 11% (10%)

The significant unobservable inputs used in the fair value measurements of Farmer Mac Guaranteed Securities and USDA Securities are prepayment rates and discount rates commensurate with the risks involved. Typically, significant increases (decreases) in any of these inputs in isolation may result in materially lower (higher) fair value measurements. Generally, in a rising interest rate environment, Farmer Mac would expect average discount rates to increase and would likely expect a corresponding decrease in forecasted prepayment rates. Conversely, in a declining interest rate environment, Farmer Mac would expect average discount rates to decrease and would likely expect a corresponding increase in forecasted prepayment rates. Prepayment rates are not presented in the table above for AgVantage securities because they generally do not pay down principal based on amortization schedules but instead typically have fixed maturity dates when the secured general obligations are due.

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities, and guarantees and commitments as of June 30, 2014 and December 31, 2013:

Table 8.4

	As of June 30, 2014		As of December 31, 2013
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$384,123	$384,123	$749,313	$749,313
Securities purchased under agreements to resell	1,640,184	1,640,686	—	—
Investment securities	2,316,843	2,316,843	2,484,075	2,484,075
Farmer Mac Guaranteed Securities	5,097,604	5,094,010	5,091,600	5,091,600
USDA Securities	1,683,029	1,683,029	1,612,013	1,612,013
Loans	3,363,595	3,334,417	3,138,932	3,193,248
Financial derivatives	7,318	7,318	19,718	19,718
Guarantee and commitment fees receivable:
LTSPCs	31,621	28,038	33,807	27,244
Farmer Mac Guaranteed Securities	16,209	15,440	18,470	16,660
Financial liabilities:
Notes payable:
Due within one year	6,264,106	6,265,018	7,353,356	7,338,781
Due after one year	5,455,927	5,401,118	4,977,942	5,001,169
Securities sold, not yet purchased	1,673,532	1,673,532	—	—
Debt securities of consolidated trusts held by third parties	373,514	377,518	257,512	261,760
Financial derivatives	78,296	78,296	75,708	75,708
Guarantee and commitment obligations:
LTSPCs	30,676	27,092	32,856	26,293
Farmer Mac Guaranteed Securities	13,180	12,411	15,185	13,374

9.	BUSINESS SEGMENT REPORTING

After an evaluation of Farmer Mac's overall portfolio of product offerings and reportable segments, Farmer Mac's management has determined that Farmer Mac's operations consist of four reportable operating segments effective January 1, 2014 – Farm & Ranch, USDA Guarantees, Rural Utilities, and Institutional Credit. The Institutional Credit segment comprises Farmer Mac's guarantees of AgVantage securities related to general obligations of lenders that are secured by pools of eligible loans. Prior to January 1, 2014, AgVantage securities were included under either the Farm & Ranch or Rural Utilities line of business, as applicable, depending on the type of loans pledged to secure the AgVantage securities. Because the AgVantage product is priced differently and has different credit characteristics than the loans that Farmer Mac purchases, are pooled in LTSPCs, or underlie non-AgVantage Farmer Mac Guaranteed Securities, Farmer Mac's management determined AgVantage securities should be reported in a separate business segment. All prior period information has been recast to reflect the breakout of the Institutional Credit segment from both the Farm & Ranch and Rural Utilities segments.

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

Farmer Mac uses core earnings to measure corporate economic performance and develop financial plans because, in management's view, core earnings is a useful alternative measure in understanding Farmer Mac's economic performance, transaction economics, and business trends.  Core earnings principally differs from net income attributable to common stockholders by excluding the effects of fair value accounting guidance, which are not expected to have a cumulative net impact on financial condition or results of operations reported in accordance with GAAP if the related financial instruments are held to maturity, as is generally expected. Core earnings also differs from net income attributable to common stockholders by excluding specified infrequent or unusual transactions that Farmer Mac believes are not indicative of future operating results and that may not reflect the trends and economic financial performance of Farmer Mac's core business. This non-GAAP financial measure may not be comparable to similarly labeled non-GAAP financial measures disclosed by other companies. Farmer Mac's disclosure of this non-GAAP measure is intended to be supplemental in nature and is not meant to be considered in isolation from, as a substitute for, or as more important than, the related financial information prepared in accordance with GAAP.

The financial information presented below reflects the accounts of Farmer Mac and its subsidiaries on a consolidated basis.  Accordingly, the core earnings for Farmer Mac's reportable operating segments will differ from the stand-alone financial statements of Farmer Mac's subsidiaries.  These differences will be due to various factors, including the reversal of unrealized gains and losses related to fair value changes of trading assets and financial derivatives, as well as the allocation of certain expenses such as dividends and interest expense related to the issuance of capital and the incurrence of indebtedness managed at the corporate level.  The allocation of general and administrative expenses that are not directly attributable to an operating segment may also result in differences.  The assets of Farmer Mac's subsidiary Farmer Mac II LLC will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.  As of June 30, 2014, Farmer Mac II LLC held assets with a fair value of $1.7 billion, had debt outstanding of $383.0 million, had preferred stock outstanding with a liquidation preference of $250.0 million, and had $1.0 billion of common stock outstanding held by Farmer Mac.

The following tables present core earnings for Farmer Mac's reportable operating segments and a reconciliation to consolidated net income for the three and six months ended June 30, 2014 and 2013:

Table 9.1

Core Earnings by Business Segment
For the Three Months Ended June 30, 2014
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Interest income (1)	$19,598	$13,307	$6,782	$17,373	$5,185	$(470)		$61,775
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(513)	—	—	—	—	513		—
Interest expense (2)	(11,265)	(9,148)	(3,829)	(10,116)	(1,025)	(7,119)		(42,502)
Net effective spread	7,820	4,159	2,953	7,257	4,160	(7,076)		19,273
Guarantee and commitment fees	3,807	23	—	3,086	—	(513)		6,403
Other income/(expense) (3)	242	9	—	—	(603)	2,913		2,561
Non-interest income/(loss)	4,049	32	—	3,086	(603)	2,400		8,964

Release of allowance for loan losses	1,583	—	—	—	—	—		1,583

Release of reserve for losses	974	—	—	—	—	—		974
Other non-interest expense	(3,914)	(764)	(830)	(492)	(2,830)	—		(8,830)
Non-interest expense (4)	(2,940)	(764)	(830)	(492)	(2,830)	—		(7,856)
Core earnings before income taxes	10,512	3,427	2,123	9,851	727	(4,676)	(5)	21,964
Income tax (expense)/benefit	(3,679)	(1,200)	(743)	(3,447)	13,803	1,634		6,368
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	6,833	2,227	1,380	6,404	14,530	(3,042)	(5)	28,332
Preferred stock dividends	—	—	—	—	(2,308)	—		(2,308)
Non-controlling interest - preferred stock dividends	—	—	—	—	(5,819)	—		(5,819)
Segment core earnings	$6,833	$2,227	$1,380	$6,404	$6,403	$(3,042)	(5)	$20,205

Total assets at carrying value	$2,387,899	$1,721,003	$1,022,421	$5,115,147	$4,423,632	$—		$14,670,102
Total on- and off-balance sheet program assets at principal balance	5,310,664	1,710,335	1,012,313	6,039,230		—		14,072,542

(1)
Includes reconciling adjustments for the amortization of premiums and discounts on assets consolidated at fair value to reflect core earnings amounts and interest income related to securities purchased under agreements to resell.

(2)
Based on effective funding cost determined for each operating segment, including expenses related to interest rate swaps not designated as hedges, which are included in "(Losses)/gains on financial derivatives and hedging activities" on the consolidated financial statements. Includes reconciling adjustments for interest expense related to securities sold, not yet purchased.

(3)
Includes interest income and interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased, respectively; reconciling adjustments for the reclassification of expenses related to interest rate swaps not designated as hedges and fair value adjustments on financial derivatives and trading assets; and a reconciling adjustment related to the recognition of deferred gains over the estimated lives of certain Farmer Mac Guaranteed Securities and USDA Securities.

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

Core Earnings by Business Segment
For the Three Months Ended June 30, 2013
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Interest income (1)	$16,046	$13,157	$8,981	$19,329	$5,471	$(1,239)		$61,745
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(195)					195		—
Interest expense (2)	(7,623)	(8,649)	(5,925)	(13,352)	(1,177)	3,142		(33,584)
Net effective spread	8,228	4,508	3,056	5,977	4,294	2,098		28,161
Guarantee and commitment fees	3,703	42	—	3,209	—	(195)		6,759
Other income (3)	1,299	317	—	—	2,782	15,326		19,724
Non-interest income/(loss)	5,002	359	—	3,209	2,782	15,131		26,483

Release of allowance for loan losses	529	—	—	—	—	—		529

Release of reserve for losses	175					—		175
Other non-interest expense	(3,795)	(708)	(771)	(441)	(2,424)	—		(8,139)
Non-interest expense (4)	(3,620)	(708)	(771)	(441)	(2,424)	—		(7,964)
Core earnings before income taxes	10,139	4,159	2,285	8,745	4,652	17,229	(5)	47,209
Income tax (expense)/benefit	(3,549)	(1,456)	(800)	(3,061)	1,859	(6,029)		(13,036)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	6,590	2,703	1,485	5,684	6,511	11,200	(5)	34,173
Preferred stock dividends	—	—	—	—	(881)	—		(881)
Non-controlling interest - preferred stock dividends	—	—	—	—	(5,547)	—		(5,547)
Segment core earnings	$6,590	$2,703	$1,485	$5,684	$83	$11,200	(5)	$27,745

Total assets at carrying value	$1,925,419	$1,659,134	$1,091,561	$5,083,860	$3,175,977	$—		$12,935,951
Total on- and off-balance sheet program assets at principal balance	4,917,489	1,667,170	1,049,920	5,960,939		—		13,595,518

(1)	Includes reconciling adjustments for the amortization of premiums and discounts on assets consolidated at fair value to reflect core earnings amounts.

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

Core Earnings by Business Segment
For the Six Months Ended June 30, 2014
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Interest income (1)	$37,936	$26,266	$14,525	$35,021	$10,420	$(12,675)		$111,493
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(1,044)	—	—	—	—	1,044		—
Interest expense (2)	(21,958)	(18,323)	(9,582)	(21,092)	(2,118)	(4,155)		(77,228)
Net effective spread	14,934	7,943	4,943	13,929	8,302	(15,786)		34,265
Guarantee and commitment fees	7,716	49	—	6,200	—	(1,044)		12,921
Other income/(expense) (3)	373	36	—	—	(1,174)	(3,493)		(4,258)
Non-interest income/(loss)	8,089	85	—	6,200	(1,174)	(4,537)		8,663

Release of allowance for loan losses	1,010	—	—	—	—	—		1,010

Release of reserve for losses	873	—	—	—	—	—		873
Other non-interest expense	(7,466)	(1,495)	(1,607)	(937)	(5,171)	—		(16,676)
Non-interest expense (4)	(6,593)	(1,495)	(1,607)	(937)	(5,171)	—		(15,803)
Core earnings before income taxes	17,440	6,533	3,336	19,192	1,957	(20,323)	(5)	28,135
Income tax (expense)/benefit	(6,103)	(2,288)	(1,168)	(6,717)	16,676	7,109		7,509
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	11,337	4,245	2,168	12,475	18,633	(13,214)	(5)	35,644
Preferred stock dividends	—	—	—	—	(3,260)	—		(3,260)
Non-controlling interest - preferred stock dividends	—	—	—	—	(11,366)	—		(11,366)
Segment core earnings	$11,337	$4,245	$2,168	$12,475	$4,007	$(13,214)	(5)	$21,018

Total assets at carrying value	$2,387,899	$1,721,003	$1,022,421	$5,115,147	$4,423,632	$—		$14,670,102
Total on- and off-balance sheet program assets at principal balance	5,310,664	1,710,335	1,012,313	6,039,230		—		14,072,542

(1)
Includes reconciling adjustments for the amortization of premiums and discounts on assets consolidated at fair value to reflect core earnings amounts and interest income related to securities purchased under agreements to resell.

(2)
Based on effective funding cost determined for each operating segment, including expenses related to interest rate swaps not designated as hedges, which are included in "(Losses)/gains on financial derivatives and hedging activities" on the consolidated financial statements. Includes reconciling adjustments for interest expense related to securities sold, not yet purchased.

(3)
Includes interest income and interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased, respectively; reconciling adjustments for the reclassification of expenses related to interest rate swaps not designated as hedges and fair value adjustments on financial derivatives and trading assets; and a reconciling adjustment related to the recognition of deferred gains over the estimated lives of certain Farmer Mac Guaranteed Securities and USDA Securities.

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

Core Earnings by Business Segment
For the Six Months Ended June 30, 2013
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Interest income (1)	$31,462	$26,498	$17,970	$38,627	$11,205	$(2,519)		$123,243
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(375)	—	—	—	—	375		—
Interest expense (2)	(14,776)	(17,296)	(11,731)	(26,787)	(2,471)	6,349		(66,712)
Net effective spread	16,311	9,202	6,239	11,840	8,734	4,205		56,531
Guarantee and commitment fees	7,374	75	948	5,349	—	(375)		13,371
Other income/(expense) (3)	1,894	517	—	—	2,220	20,926		25,557
Non-interest income/(loss)	9,268	592	948	5,349	2,220	20,551		38,928

Release of allowance for loan losses	99	—	—	—	—	—		99

Provision for losses	(571)	—	—	—	—	—		(571)
Other non-interest expense	(7,599)	(1,457)	(1,573)	(900)	(4,945)	—		(16,474)
Non-interest expense (4)	(8,170)	(1,457)	(1,573)	(900)	(4,945)	—		(17,045)
Core earnings before income taxes	17,508	8,337	5,614	16,289	6,009	24,756	(5)	78,513
Income tax (expense)/benefit	(6,128)	(2,918)	(1,965)	(5,701)	3,624	(8,664)		(21,752)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	11,380	5,419	3,649	10,588	9,633	16,092	(5)	56,761
Preferred stock dividends	—	—	—	—	(1,732)	—		(1,732)
Non-controlling interest - preferred stock dividends	—	—	—	—	(11,094)	—		(11,094)
Segment core earnings/(losses)	$11,380	$5,419	$3,649	$10,588	$(3,193)	$16,092	(5)	$43,935

Total assets at carrying value	$1,925,419	$1,659,134	$1,091,561	$5,083,860	$3,175,977	$—		$12,935,951
Total on- and off-balance sheet program assets at principal balance	4,917,489	1,667,170	1,049,920	5,960,939		—		13,595,518

(1)	Includes reconciling adjustments for the amortization of premiums and discounts on assets consolidated at fair value to reflect core earnings amounts.

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

This discussion and analysis of financial condition and results of operations should be read together with: (1) the interim unaudited consolidated financial statements and the related notes that appear elsewhere in this report; and (2) Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 13, 2014, except for Items 1, 7, and 8, which have been amended by Farmer Mac's Current Report on Form 8-K filed on June 6, 2014 (the "Segment Recast 8-K").

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

Management's expectations for Farmer Mac's future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties.  Various factors or events could cause Farmer Mac's actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under "Risk Factors" in Part I, Item 1A of Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on

March 13, 2014 and in Part II, Item 1A of Farmer Mac's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 filed with the SEC on May 12, 2014, and uncertainties regarding:

•	the availability to Farmer Mac and Farmer Mac II LLC of debt and equity financing and, if available, the reasonableness of rates and terms;

•
legislative or regulatory developments that could affect Farmer Mac or its sources of business, including but not limited to developments related to the implementation of agricultural policies and programs resulting from the recently enacted Agricultural Act of 2014 (referred to as the 2014 Farm Bill), including the elimination of direct payments to agricultural producers by the USDA and increased federal subsidies for enhanced crop insurance programs;

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

In light of these potential risks and uncertainties, no undue reliance should be placed on any forward-looking statements expressed in this report.  Furthermore, Farmer Mac undertakes no obligation to release publicly the results of revisions to any forward-looking statements that may be made to reflect new information or any future events or circumstances, except as otherwise mandated by the U.S. Securities and Exchange Commission (the "SEC"). The discussion below is not necessarily indicative of future results.

Critical Accounting Policies and Estimates

The preparation of Farmer Mac's consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented.  Actual results could differ from those estimates.  The critical accounting policies that are both important to the portrayal of Farmer Mac's financial condition and results of operations and require complex, subjective judgments are the accounting policies for: (1) the allowance for losses, (2) fair value measurement, and (3) other-than-temporary impairment. For a discussion of these critical accounting policies and the related use of estimates and assumptions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in the Segment Recast 8-K.

Overview

During second quarter 2014, Farmer Mac's net effective spread improved $2.6 million compared to first quarter 2014. Farmer Mac's credit performance metrics also improved during the quarter, resulting in a $2.6 million release from Farmer Mac's total allowance for losses primarily due to a declining balance in its ethanol portfolio. Farmer Mac also introduced a cash management and liquidity initiative during second quarter 2014 to position itself for eligibility to participate in the the Federal Reserve's reverse repurchase facility. That initiative resulted in Farmer Mac significantly increasing the size of its investments in repurchase agreements (repos) during the quarter and an $11.6 million tax benefit from capital loss carryforwards that previously had a full valuation allowance against them. For more information about this cash management and liquidity initiative and its effect on interest expense, unrealized trading gains, and tax benefits, see "—Cash Management and Liquidity Initiative."

Net Income and Core Earnings

Farmer Mac's net income attributable to common stockholders for second quarter 2014 was $20.2 million, compared to $27.7 million for second quarter 2013. The decrease compared to the previous year quarter was mostly attributable to the effects of unrealized fair value changes on financial derivatives and hedged assets, which was a $3.1 million after-tax loss in second quarter 2014, compared to a $11.0 million after-tax gain in second quarter 2013. Also contributing to the decrease were smaller gains on sales of investment securities of $2.9 million (offset by capital loss carryforwards), an increase in preferred stock dividend payments of $1.4 million, increases in operating expenses of $0.6 million after-tax, and smaller gains on sales of REO of $0.6 million after-tax. The higher preferred stock dividend payments primarily related to the issuance of Series B preferred stock during first quarter 2014. The decrease was offset in part by federal income tax benefits of $11.6 million (related to the cash management and liquidity initiative established in second quarter 2014) and $1.2 million after-tax in releases from the allowance for losses.
Farmer Mac's non-GAAP core earnings for second quarter 2014 were $23.2 million, compared to $16.5 million in second quarter 2013 and $11.0 million in first quarter 2014. The increase in core earnings compared to second quarter 2013 was primarily attributable to the aforementioned tax benefits and releases from the allowance for losses, as well as an increase in net effective spread of $0.2 million after-tax. The increase was offset in part by the aforementioned smaller gains on sales of investment securities, an increase in preferred stock dividend payments, increases in operating expenses, and smaller gains on sales of REO. The increase in core earnings compared to first quarter 2014 was primarily attributable to the same tax benefits mentioned above (net increase of $10.7 million), releases from the allowance for losses of $2.1 million after-tax, and an increase in net effective spread of $1.7 million after-tax. The increase in core earnings was partially offset by the increase in preferred stock dividend payments of $1.4 million and increases in operating expenses of $0.6 million after-tax. For more information about Farmer Mac's use of core earnings, a non-GAAP measure, see "—Results of Operations."

Farmer Mac's net effective spread was $26.3 million (84 basis points) in second quarter 2014, compared to $26.1 million (87 basis points) in second quarter 2013 and $23.7 million (75 basis points) in first quarter 2014. The decrease in net effective spread in basis points compared to second quarter 2013 was primarily attributable to repayments during the second half of 2013 and the first half of 2014 of Farm & Ranch loans that had higher historical spreads than the remaining loans in the portfolio. The increase in net effective spread compared to first quarter 2014 was due to the expiration of legacy funding related to early refinancing of AgVantage securities and the recasting of certain Rural Utilities loans in first quarter 2014, an increase in spreads on recently refinanced assets, seasonally lower loan repayments typical for the second quarter of the year, and net growth in Farm & Ranch loans.

Business Volume

Farmer Mac added $590.2 million of new business volume during second quarter 2014. The new business volume included purchases of AgVantage securities in an aggregate amount of $300.8 million and Farm & Ranch loan purchases of $159.1 million. Taking into account maturities and paydowns on existing assets, Farmer Mac's outstanding business volume was $14.1 billion as of June 30, 2014, a decrease of $35.7 million from March 31, 2014 (attributable to maturities of AgVantage securities during second quarter 2014 in excess of AgVantage new business and refinancings), an increase of $122.2 million from December 31, 2013, and an increase of $477.0 million compared to June 30, 2013.

Capital

Farmer Mac strengthened its capital position through the issuance of $75.0 million of fixed-to-floating rate, non-cumulative perpetual preferred stock (the "Series C Preferred Stock") during second quarter 2014, adding to the issuance of $75.0 million of fixed-rate, non-cumulative perpetual preferred stock (the "Series B Preferred Stock") during first quarter 2014. In second quarter 2014, Farmer Mac purchased $6.0 million of FALConS from certain holders. As of June 30, 2014, Farmer Mac's core capital level was $750.3 million, $317.7 million above the minimum capital requirement.  As of December 31, 2013, Farmer Mac's core capital level was $590.7 million, which was $192.2 million above the minimum capital requirement. As a result of the enhancement of Farmer Mac's Tier 1 capital position through issuances of the Series B Preferred Stock and the Series C Preferred Stock, Farmer Mac II LLC intends to redeem all $250.0 million of the outstanding Farmer Mac II LLC Preferred Stock, which does not constitute a Tier 1 capital-eligible security, on March 30, 2015, the initial redemption date, with the proceeds of the recent preferred stock offerings and cash on hand. Farmer Mac does not currently anticipate that any further issuance of preferred stock will be needed to fund the planned redemption of the Farmer Mac II LLC Preferred Stock.

Credit Quality

Farmer Mac continues to maintain very favorable credit metrics. During second quarter 2014, Farmer Mac reduced its allowance for losses by $2.6 million, primarily related to a significant decrease in the balance of its ethanol portfolio due to loan maturities and prepayments. As of June 30, 2014, Farmer Mac's 90-day delinquencies were $25.9 million (0.49 percent of the Farm & Ranch portfolio), down from $28.3 million (0.55 percent of the Farm & Ranch portfolio) as of December 31, 2013, and $33.9 million (0.69 percent of the Farm & Ranch portfolio) as of June 30, 2013.

Cash Management and Liquidity Initiative

Farmer Mac introduced a cash management and liquidity initiative in second quarter 2014 to diversify its short term investment alternatives and potentially position itself for eligibility to participate in the Federal Reserve's reverse repurchase facility. This initiative involved establishing a significant term repurchase agreement ("repo") investment, as well as an associated financing liability. As of June 30, 2014, this resulted in $1.6 billion of term repo assets, presented as “securities purchased under agreements to resell,” and $1.7 billion of related liabilities, presented as “securities sold, not yet purchased” in Farmer Mac’s balance sheet. The initiative also produced an $11.6 million tax benefit (from capital loss carryforwards that previously had a full valuation allowance against them), recorded as a reduction to income tax expense, as well as interest expense and fair value gains associated with the securities sold, not yet purchased financing in Farmer Mac's income statement.

Farmer Mac is authorized to hold certain types of investments for the purposes of complying with liquidity requirements, risk management, and managing surplus short-term funds, among other things. Farmer Mac must maintain at all times a liquidity reserve sufficient to fund at least 90 days of the principal portion of maturing obligations and other borrowings. The first 15 days of liquidity of those 90 days must be covered by “Level 1” instruments that may consist of cash, overnight money market instruments (including repurchase agreements secured exclusively by other Level 1 instruments), and other high-quality short term investments. Accordingly, Farmer Mac typically maintains significant balances of cash and cash equivalents and historically has invested in government and prime money market funds as a way to hold portions of its cash equivalents in a cost-effective manner that would reduce the financing expense of its short-term investments.

Over the past several years, the SEC has been considering the reform of the regulations that govern money market mutual funds. Some of these proposed reforms caused Farmer Mac to evaluate whether money market funds should remain one of Farmer Mac's preferred alternatives for short-term investments. Specifically, in June 2013 the SEC proposed amendments to money market fund regulations to require institutional prime money market funds to mark their shares to fair value each day and operate with a floating net asset value (NAV) and to require non-government money market funds to adopt liquidity fees and temporary suspensions of redemptions, known as “gates,” to reduce redemptions in times of stress in the financial markets. At that time, Farmer Mac determined that if those amendments were adopted as proposed, Farmer Mac's decision to continue to invest in institutional prime money market funds and non-government money market funds would likely change because such funds would no longer serve as one of its best short-term investment alternatives. Farmer Mac therefore sought to diversify its short-term investment alternatives, recognizing that a floating NAV could raise significant operational implications and the potential daily fluctuation in value and that the imposition of the proposed liquidity fees and gates could adversely affect liquidity at the time it was most needed. In July 2014, the SEC approved amendments to money market fund regulations that were substantially similar to the money market regulations proposed in June 2013, and money market funds will be required to comply with these new rules within two years after the effective date of the rules. Consequently, Farmer Mac has concluded that institutional prime money market funds and certain non-government money market funds will no longer be one of its best short-term investment alternatives and, as a result, is continuing to seek to diversify its short-term investment alternatives. In particular, Farmer Mac expects that direct investments in repurchase agreements, a form of collateralized lending, will be a central and growing component of its short-term investment strategy.

In a repo, an entity sells a high quality asset such as a U.S. Treasury security from its portfolio to a counterparty such as Farmer Mac and simultaneously makes a commitment to repurchase that same asset at a specified price at a specific time in the future. The effective result of this is that the counterparty, Farmer Mac in this case, is lending money to the first entity and is secured by the asset that is sold. Repos are generally considered one of the safest and most liquid investment products, which is why they are categorized as a “Level 1” instrument for purposes of Farmer Mac’s liquidity regulations.

If short-term interest rates increase as many expect, cost-effective alternative short-term investments to certain government and prime money market funds, such as repos, will become even more important to Farmer Mac. In consideration of the expected future importance to Farmer Mac of repo transactions, Farmer Mac enhanced its repo investment capabilities during late 2013 and early 2014 and built the necessary operational and process control infrastructure to support these capabilities. Once this was accomplished, starting in second quarter 2014, Farmer Mac decided to significantly increase the size of its repo investment activity as part of a strategy to better position itself to apply for acceptance to participate in the fixed-rate, full-allotment overnight reverse repurchase facility (the “RRP Facility”) of the Federal Reserve Bank of New York, if and when the Federal Reserve invites new applicants. Approved participants in the RRP Facility are eligible to make short-term loans to the Federal Reserve on a secured basis by entering into repo transactions with the Federal Reserve’s trading desk secured by U.S. Treasury securities. Farmer Mac believes that participation in the RRP Facility would provide Farmer Mac with key benefits including:

•
diversifying Farmer Mac’s short-term investment alternatives by providing a cost-effective alternative to other sources of short-term investments that can be utilized in significant size and that is likely to be available even in times of stress in the financial markets; and

•	reducing Farmer Mac’s counterparty risk compared to the typical commercial counterparty risk inherent in similar transactions with non-governmental entities.

Although the Federal Reserve is not currently accepting applications for the RRP Facility, government-sponsored enterprises (GSEs) like Farmer Mac are eligible participants for the RRP Facility, and the Federal Reserve has previously accepted other GSEs to participate. However, the Federal Reserve limits the total number of participants in the RRP Facility, so the application process for eligibility to participate in the facility has been competitive. The Federal Reserve’s prior eligibility criteria for GSE applicants to the RRP Facility included requirements for maintaining a minimum amount of outstanding repo agreements of $1 billion or more for the three months preceding the application date. Farmer Mac believes that the eligibility requirements could become more stringent with the next round of applications given the competition for the limited amount of remaining counterparty positions available for the RRP Facility, and there is no assurance that the Federal Reserve will approve an applicant that has satisfied any stated minimum eligibility requirements.

To increase the likelihood that Farmer Mac would be in a position to meet or exceed all of the eligibility requirements if the Federal Reserve decides to accept new applications for the RRP facility, Farmer Mac determined that it needed to significantly expand the amount of its repo agreements outstanding. Farmer Mac concluded that it would be advisable to have significantly more than $1 billion of repo agreements outstanding to be competitive in the expected future RRP Facility application process, which will require Farmer Mac to distinguish itself as a significant participant in the repo market and satisfy any other minimum eligibility requirements prescribed by the Federal Reserve.

In furtherance of this strategy, Farmer Mac increased the size of its repo investment activity to $1.6 billion during second quarter 2014. The increased repo investments were executed in a series of smaller transactions with terms ranging from overnight to up to 90 days and primarily financed by immediately selling the securities delivered as collateral under the terms of the repo investments. Those securities, which are effectively “borrowed” and must be returned to the counterparty on the maturity date of the repo transaction upon payment of the negotiated repurchase amount, are high-coupon, premium-priced U.S. Treasury securities with approximately twelve to twenty-four months remaining to maturity. The cash proceeds from the sale of those securities effectively funds Farmer Mac’s investment in the related repo investment. Funding of the repo investments through the sale of the borrowed collateral provides a flexible financing source that can be unwound at any time by covering the position, as opposed to debt financing that would remain outstanding for its full term. Farmer Mac intends to reinvest these term repos as they mature throughout 2014 and maintain the related financing position for most of 2014 to further enhance its position to apply to the RRP Facility. To maximize cash liquidity across the end of fourth quarter 2014, Farmer Mac expects to close these term repo positions as they mature throughout fourth quarter 2014 by purchasing the U.S. Treasury securities sold, not yet purchased in the open market and delivering them to the repo counterparties, which will also liquidate the related liability. Farmer Mac will then evaluate the amount of repo investment activity it believes is appropriate going forward in 2015.

During the term of the repo investments, Farmer Mac is obligated to remit substitute interest payments in connection with the borrowed U.S. Treasury securities to the counterparties of the repo transactions. Before closing out these positions, Farmer Mac will carry its liability for the securities sold, not yet purchased at fair value, with changes in fair value being included in earnings. As Farmer Mac closes out the positions of the securities sold, not yet purchased in fourth quarter 2014, it expects to recognize capital gains for federal income tax purposes based on the difference between the sales and purchase prices of the U.S. Treasury securities. Farmer Mac expects to recognize capital gains on these positions because all of the Treasury securities that are being sold are currently trading at a premium to their face amount as they bear an above-market coupon. This premium price is expected to decrease closer to par by the time Farmer Mac purchases and closes the securities sold, not yet purchased position, as interest coupons are paid on the securities and the maturity dates get closer. Consequently, Farmer Mac expects to cover its positions for less than the proceeds that it received when it sold the original securities to finance the transaction. On a pre-tax basis, Farmer Mac expects that the financing cost of this strategy will exceed the capital gains recognized for income tax purposes. However, on an after-tax basis, Farmer Mac expects to realize a significant net tax benefit associated with this strategy in 2014 because Farmer Mac has capital loss carryforwards that can be applied to offset the expected capital gains.

For both the three and six months ended June 30, 2014, Farmer Mac incurred a total of $7.8 million in interest expense related to the financing costs of this strategy. For both the three and six months ended June 30, 2014, Farmer Mac recognized unrealized gains of $7.8 million from the securities sold, not yet purchased. As of June 30, 2014, Farmer Mac recognized an $11.6 million tax benefit by reducing its valuation allowance against its deferred tax asset related to capital loss carryforwards.

Farmer Mac estimates that the full-year, net economic benefit of the cash management and liquidity strategy described above will be approximately $8 million to $9 million in 2014, after netting the related incremental after-tax net financing costs over the term of this transaction with the tax benefit recognized in second quarter 2014. Farmer Mac estimates that the incremental after-tax financing expenses that will be incurred in the second half of 2014 related to this strategy will be $2 million. All of the estimates related to this strategy assume that interest rates remain constant. The interest expense, unrealized fair value changes, and the tax benefits of this strategy are included as part of core earnings, just as the investment portfolio losses that generated the related capital loss carryforwards were included in core earnings when the losses occurred in 2008 and 2009. The interest expense is excluded from net effective spread because the associated benefit is not similarly recorded in net effective spread, but rather through tax benefits.

Segment Reporting

After an evaluation of Farmer Mac's overall portfolio of product offerings and reportable segments, Farmer Mac's management determined that Farmer Mac's operations consist of four reportable operating segments effective January 1, 2014 – Farm & Ranch, USDA Guarantees, Rural Utilities, and Institutional Credit.

The Institutional Credit segment comprises Farmer Mac's guarantees of AgVantage securities related to general obligations of lenders that are secured by pools of eligible loans. Prior to January 1, 2014, AgVantage securities were included under either the Farm & Ranch or Rural Utilities line of business, as applicable, depending on the type of loans pledged to secure the AgVantage securities. Because the AgVantage product is priced differently and has different credit characteristics than the loans that Farmer Mac purchases or that underlie LTSPCs or non-AgVantage Farmer Mac Guaranteed Securities, Farmer Mac's management determined that AgVantage securities should be reported in a separate business segment. All prior period information has been recast to reflect the breakout of the Institutional Credit segment from both the Farm & Ranch and Rural Utilities segments. For more information on the change in Farmer Mac's reportable business segments, see Note 9 to the consolidated financial statements.

Results of Operations

Farmer Mac's net income attributable to common stockholders for second quarter 2014 was $20.2 million, or $1.78 per diluted common share, compared to $27.7 million, or $2.48 per diluted common share for second quarter 2013. For the six months ended June 30, 2014, Farmer Mac's net income attributable to common stockholders was $21.0 million, or $1.85 per diluted common share, compared to $43.9 million, or $3.93 per diluted common share, for the six months ended June 30, 2013. Farmer Mac's non-GAAP core earnings were $23.2 million, or $2.05 per diluted share, for the three months ended June 30, 2014, compared to $16.5 million, or $1.48 per diluted share, for the same period in 2013. Farmer Mac's non-GAAP core earnings were $34.2 million, or $3.02 per diluted share, for the six months ended June 30, 2014, compared to $27.8 million, or $2.49 per diluted share, for the same period in 2013.

Farmer Mac uses core earnings to measure corporate economic performance and develop financial plans because, in management's view, core earnings is a useful alternative measure in understanding Farmer Mac's economic performance, transaction economics, and business trends. Core earnings principally differs from net income attributable to common stockholders by excluding the effects of fair value accounting guidance, which are not expected to have a cumulative net impact on financial condition or results of operations reported in accordance with GAAP if the related financial instruments are held to maturity, as is generally expected. Core earnings also differs from net income attributable to common stockholders by excluding specified infrequent or unusual transactions that Farmer Mac believes are not indicative of future operating results and that may not reflect the trends and economic financial performance of Farmer Mac's core business. This non-GAAP financial measure may not be comparable to similarly labeled non-GAAP financial measures disclosed by other companies. Farmer Mac's disclosure of this non-GAAP measure is intended to be supplemental in nature, and is not meant to be considered in isolation from, as a substitute for, or as more important than, the related financial information prepared in accordance with GAAP.
A reconciliation of Farmer Mac's net income attributable to common stockholders to core earnings is presented in the following table:

Table 1

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Three Months Ended
	June 30, 2014	June 30, 2013
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$20,205	$27,745
Less the after-tax effects of:
Unrealized (losses)/gains on financial derivatives and hedging activities	(3,053)	11,021
Unrealized trading losses (1)	(46)	(212)
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(179)	(564)
Net effects of settlements on agency forward contracts	236	955
Sub-total	(3,042)	11,200
Core earnings	$23,247	$16,545

Composition of Core Earnings:
Revenues:
Net effective spread	$26,349	$26,063
Guarantee and commitment fees	6,916	6,954
Other (2)	(520)	3,274
Total revenues	32,745	36,291

Credit related expenses:
Release of losses	(2,557)	(704)
REO operating expenses	59	259
Gains on sale of REO	(168)	(1,124)
Total credit related income	(2,666)	(1,569)

Operating expenses:
Compensation and employee benefits	4,889	4,571
General and administrative	3,288	2,715
Regulatory fees	594	594
Total operating expenses	8,771	7,880

Net earnings	26,640	29,980
Income tax (benefit)/expense (3)	(4,734)	7,007
Non-controlling interest	5,819	5,547
Preferred stock dividends	2,308	881
Core earnings	$23,247	$16,545

Core earnings per share:
Basic	$2.13	$1.53
Diluted	2.05	1.48
Weighted-average shares:
Basic	10,924	10,815
Diluted	11,361	11,198

(1)	Excludes unrealized gains related to securities sold, not yet purchased of $7.8 million during the three months ended June 30, 2014.

(2)
Includes $7.8 million of interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased and $7.8 million of unrealized gains on securities sold, not yet purchased during the three months ended June 30, 2014. Includes $3.1 million of realized gains from the sale of an available-for-sale investment security during the three months ended June 30, 2013.

(3)
Includes the reduction of $11.6 million of tax valuation allowance against capital loss carryforwards related to expected capital gains on securities sold, not yet purchased during the three months ended June 30, 2014. Includes the reduction of $1.1 million of tax valuation allowance against capital loss carryforwards related to realized gains from the sale of an available-for-sale investment security during the three months ended June 30, 2013.

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Six Months Ended
	June 30, 2014	June 30, 2013
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$21,018	$43,935
Less the after-tax effects of:
Unrealized (losses)/gains on financial derivatives and hedging activities	(5,448)	16,733
Unrealized trading gains/(losses) (1)	380	(76)
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value (2)	(8,206)	(1,182)
Net effects of settlements on agency forward contracts	60	617
Sub-total	(13,214)	16,092
Core earnings	$34,232	$27,843

Composition of Core Earnings:
Revenues:
Net effective spread	$50,051	$52,326
Guarantee and commitment fees	13,965	13,746
Other (3)	(930)	3,460
Total revenues	63,086	69,532

Credit related expenses:
(Release of)/provision for losses	(1,883)	472
REO operating expenses	61	385
Gains on sale of REO	(165)	(1,171)
Total credit related income	(1,987)	(314)

Operating expenses:
Compensation and employee benefits	9,345	9,269
General and administrative	6,082	5,632
Regulatory fees	1,188	1,188
Total operating expenses	16,615	16,089

Net earnings	48,458	53,757
Income tax (benefit)/expense (4)	(400)	13,088
Non-controlling interest	11,366	11,094
Preferred stock dividends	3,260	1,732
Core earnings	$34,232	$27,843

Core earnings per share:
Basic	$3.14	$2.58
Diluted	3.02	2.49
Weighted-average shares:
Basic	10,906	10,776
Diluted	11,354	11,179

(1)	Excludes unrealized gains related to securities sold, not yet purchased of $7.8 million during the six months ended June 30, 2014.

(2)	Includes $7.5 million related to the acceleration of premium amortization in first quarter 2014 due to significant refinancing activity in the Rural Utilities line of business.

(3)
Includes $7.8 million of interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased and $7.8 million of unrealized gains on securities sold, not yet purchased during the six months ended June 30, 2014. Includes $3.1 million of realized gains from the sale of an available-for-sale investment security during the six months ended June 30, 2013.

(4)
Includes the reduction of $11.6 million of tax valuation allowance against capital loss carryforwards related to expected capital gains on securities sold, not yet purchased during the six months ended June 30, 2014. Includes the reduction of $1.1 million of tax valuation allowance against capital loss carryforwards related to realized gains from the sale of an available-for-sale investment security during the six months ended June 30, 2013.

The following sections provide more detail regarding specific components of Farmer Mac's results of operations.

Net Interest Income.  Net interest income for the three and six months ended June 30, 2014 was $19.3 million and $34.3 million, respectively, compared to $28.2 million and $56.5 million, respectively, for the same periods during 2013. The decrease in net interest income in the first six months of 2014 compared to the first six months of 2013 was primarily attributable to the acceleration of amortization of $11.6 million in premiums associated with the recasting of certain Rural Utilities loans and $1.3 million of legacy financing costs associated with both the early refinancing of AgVantage securities and the recasting of certain Rural Utilities loans in first quarter 2014, interest expense of $7.8 million associated with securities purchased under agreements to resell and securities sold, not yet purchased (related to Farmer Mac's cash management and liquidity initiative as described under "—Cash Management and Liquidity Initiative"), as well as compression of asset spreads as compared to the first half of 2013. The legacy financing that was in place for the assets mentioned above expired at the end of first quarter 2014 and therefore the impact on net interest income from this extra financing cost and the premium amortization acceleration will not affect periods beyond first quarter 2014. The overall net interest yield was 52 basis points (81 basis points excluding the acceleration of amortization of premiums associated with refinanced AgVantage securities and the recast of certain Rural Utilities loans, and the interest expense associated with securities purchased under agreements to resell and securities sold, not yet purchased) for the six months ended June 30, 2014, compared to 94 basis points for the six months ended June 30, 2013.

The following table provides information regarding interest-earning assets and funding for the six months ended June 30, 2014 and 2013.  The average balance of non-accruing loans is included in the average balance of loans, Farmer Mac Guaranteed Securities, and USDA Securities presented, though the related income is accounted for on a cash basis.  Therefore, as the average balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly.  The average balance of loans in consolidated trusts with beneficial interests owned by third parties is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities.  The interest income and expense associated with these trusts are shown in the net effect of consolidated trusts.  The lower average rate earned on cash and investments reflects a higher average balance due to positions in securities purchased under agreements to resell entered into in second quarter 2014 as part of Farmer Mac's recently established cash management and liquidity initiative and lower short-term market rates during the first six months of 2014 compared to the first six months of 2013.  The lower average rate on loans, Farmer Mac Guaranteed Securities, and USDA Securities during the first half of 2014 is due to the decline in market rates reflected in the rates on loans acquired or reset during the past year and the acceleration of amortization in premiums associated with certain Rural Utilities loans. The lower average rate on notes payable within one year is consistent with general trends in average short-term rates during the period presented.  The downward trend in the average rate on notes payable due after one year reflects the retirement of older debt and the issuance of new debt at lower market rates. The upward trend in other-interest bearing liabilities represents positions in securities sold, not yet purchased entered into in second quarter 2014. For further information about Farmer Mac's cash management and liquidity initiative and securities purchased under agreements to resell and securities sold not yet purchased, see "—Cash Management and Liquidity Initiative."

Table 2

	For the Six Months Ended
	June 30, 2014			June 30, 2013
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments (1)	$3,290,497	$10,338	0.63%	$2,810,275	$11,205	0.80%
Loans, Farmer Mac Guaranteed Securities and USDA Securities (2)	9,693,192	94,854	1.96%	9,036,250	108,229	2.40%
Total interest-earning assets	12,983,689	105,192	1.62%	11,846,525	119,434	2.02%
Funding:
Notes payable due within one year	4,727,444	3,697	0.16%	4,478,091	4,182	0.19%
Notes payable due after one year (3)	7,285,762	60,531	1.66%	6,875,011	59,096	1.72%
Other interest-bearing liabilities (4)	368,034	7,743	4.21%	—	—	—%
Total interest-bearing liabilities (5)	12,381,240	71,971	1.16%	11,353,102	63,278	1.11%
Net non-interest-bearing funding	602,449	—		493,423	—
Total funding	12,983,689	71,971	1.11%	11,846,525	63,278	1.07%
Net interest income/yield prior to consolidation of certain trusts	12,983,689	33,221	0.51%	11,846,525	56,156	0.95%
Net effect of consolidated trusts (6)	318,883	1,044	0.66%	163,131	375	0.46%
Adjusted net interest income/yield	$13,302,572	$34,265	0.52%	$12,009,656	$56,531	0.94%

(1)
Average balance includes $371.7 million of securities purchased under agreements to resell in 2014. Includes $0.1 million of interest expense related to securities purchased under agreements to resell in 2014.

(2)
Included $11.6 million related to the acceleration of premium amortization in first quarter 2014 due to significant refinancing activity in the Rural Utilities line of business. Excludes interest income of $6.3 million and $3.8 million in 2014 and 2013, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(3)	Includes current portion of long-term notes.

(4)	Represents securities sold, not yet purchased.

(5)	Excludes interest expense of $5.3 million and $3.4 million in 2014 and 2013, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(6)	Includes the effect of consolidated trusts with beneficial interests owned by third parties.

The following table sets forth information regarding changes in the components of Farmer Mac's net interest income for the periods indicated.  For each category, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume).  Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size.  The decreases in income due to changes in rate reflect the reset of variable rate investments and adjustable rate mortgages to lower rates, positions in securities purchased under agreements to resell with a slightly negative rate of return, the acceleration of premium amortization in first quarter 2014 due to significant refinancing activity in the Rural Utilities line of business, and the acquisition of new lower-yielding investments, loans, Farmer Mac Guaranteed Securities, and USDA Securities, as described above.  The increase in expense due to changes in rate reflects the interest expense associated with high coupon U.S. Treasury securities sold, but not yet purchased, partially offset by decreased cost of funding due to lower interest rates in the debt markets. The increases due to changes in volume reflect the increase in on-balance sheet assets during the first six months of 2014 compared to the first six months of 2013.

Table 3

	For the Six Months Ended June 30, 2014 Compared to Same Period 2013
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments (1)	$(2,601)	$1,734	$(867)
Loans, Farmer Mac Guaranteed Securities and USDA Securities (2)	(20,834)	7,459	(13,375)
Total	(23,435)	9,193	(14,242)
Expense from other interest-bearing liabilities (3)	2,796	5,897	8,693
Change in net interest income prior to consolidation of certain trusts (4)	$(26,231)	$3,296	$(22,935)

(1)	Includes $0.1 million of interest expense and an average balance of $371.7 million related to securities purchased under agreements to resell in 2014.

(2)	Includes $11.6 million related to the acceleration of premium amortization in first quarter 2014 due to significant refinancing activity in the Rural Utilities line of business.

(3)	Includes $7.7 million of interest expense and an average balance of $368.0 million related to securities sold, not yet purchased in 2014.

(4)	Excludes the effect of debt in consolidated trusts with beneficial interests owned by third parties.

The net interest yield includes the amortization of premiums and discounts on assets consolidated at fair value and interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased. The net interest yield excludes the accrual of income and expense related to the contractual amounts due on financial derivatives that are not designated in hedging relationships.  The following paragraphs describe the effects of these items on the net interest yield and the table below presents them as adjustments to reconcile to the net effective spread Farmer Mac earns on the difference between its interest-earning assets and its net funding costs, including payments for income and expense related to derivative financial instruments that are not designated as hedging instruments in a hedge accounting relationship ("undesignated financial derivatives").

Farmer Mac uses interest rate swaps to manage its interest rate risk exposure by synthetically modifying the interest rate reset or maturity characteristics of certain assets and liabilities.  The accrual of the contractual amounts due on interest rate swaps designated in fair value hedge accounting relationships is included as an adjustment to the yield of the hedged item and is included in interest income. For interest rate swaps not designated in hedge accounting relationships, Farmer Mac records the income or expense related to the accrual of the contractual amounts due in "(Losses)/gains on financial derivatives and hedging activities" on the consolidated statements of operations.  Farmer Mac includes the accrual of the contractual amounts due for undesignated financial derivatives in its calculation of net effective spread.

Farmer Mac's net interest income and net interest yield include net expenses related to the amortization of premiums and discounts on assets consolidated at fair value. These premiums and discounts are amortized as adjustments to yield in interest income over the contractual or estimated remaining lives of the underlying assets. Farmer Mac excludes these amounts from net effective spread because they either do not reflect actual cash premiums paid for the assets at acquisition or are not expected to have an economic effect on Farmer Mac's financial performance if the assets are held to maturity, as is generally expected. Farmer Mac's net interest income also includes interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased. Farmer Mac excludes these amounts from net effective spread because their associated benefits are not similarly recorded in net effective spread, but rather through tax benefits.

The following table presents the net effective spread between Farmer Mac's interest-earning assets and its net funding costs.  This spread is measured by including income or expense related to undesignated financial derivatives (the income or expense related to financial derivatives designated in hedging relationships is already included in net interest income) and excluding the amortization of premiums and discounts on assets consolidated at fair value and the interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased. Farmer Mac's net effective spread was $26.3 million and $50.1 million for the three and six months ended June 30, 2014, respectively, compared to $26.1 million and $52.3 million for the same periods in 2013. In percentage terms, net effective spread for the three and six months ended June 30, 2014 was 0.84 percent and 0.79 percent, respectively, compared to 0.87 percent and 0.88 percent, respectively, for the same periods in 2013. The contraction in net effective spread is primarily attributable to general contraction of asset spreads combined with the effect of early refinancing of AgVantage securities at lower market spreads and the recasting of certain Rural Utilities loans in first quarter 2014, as the original funding on the refinanced and recast assets remained in place through the end of first quarter 2014. See Note 9 to the consolidated financial statements for more information regarding net effective spread from Farmer Mac's individual business segments.

Table 4

	For the Three Months Ended				For the Six Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income/yield prior to consolidation of certain trusts (1) (2)	$18,760	0.60%	$27,965	0.93%	$33,221	0.53%	$56,156	0.95%
Expense related to undesignated financial derivatives	(624)	(0.02)%	(3,142)	(0.10)%	(3,589)	(0.06)%	(6,349)	(0.11)%
Amortization of premiums on assets consolidated at fair value (2)	386	0.01%	1,240	0.04%	12,592	0.20%	2,519	0.04%
Interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased (3)	7,827	0.25%	—	—%	7,827	0.12%	—	—%
Net effective spread	$26,349	0.84%	$26,063	0.87%	$50,051	0.79%	$52,326	0.88%

(1)
For the three and six months ended June 30, 2014, net interest yield is adjusted to remove the average balance of $743.5 million and $371.7 million, respectively, related to securities purchased under agreements to resell.

(2)	Includes $11.6 million related to the acceleration of premium amortization in first quarter 2014 due to significant refinancing activity in the Rural Utilities line of business.

(3)	Includes $7.8 million of interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased in 2014.

Release of and Provision for Allowance for Loan Losses.  During the three and six months ended June 30, 2014, Farmer Mac recorded net releases to its allowance for loan losses of $1.6 million and $1.0 million, respectively, and charge-offs of $0.1 million for the same periods. This is compared to net releases to its allowance for loan losses of $0.5 million and $0.1 million, respectively, and charge-offs of $0.1 million and $3.9 million, respectively, for the same periods in 2013. The releases recorded during the three and six months ended June 30, 2014 were primarily related to a decrease in the general allowance for loan losses due to substantial paydowns of on-balance sheet ethanol-related Agricultural Storage and Processing loans, partially offset by an increase in the general allowance due to overall net volume growth. The releases recorded during second quarter 2013 were driven primarily by reductions in specific allowances as two loans previously reserved for were repaid. The charge-offs recorded in 2013 included a $3.6 million charge-off related to one ethanol loan that was foreclosed during first quarter 2013 and for which Farmer Mac recorded a partial recovery of $1.1 million upon sale of the REO property in second quarter 2013. As of June 30, 2014, Farmer Mac's total allowance for loan losses was $5.8 million, compared to $6.9 million as of December 31, 2013.  See "—Risk Management—Credit Risk – Loans and Guarantees."

Release of and Provision for Reserve for Losses.  During the three and six months ended June 30, 2014, Farmer Mac recorded releases to its reserve for losses of $1.0 million and $0.9 million, respectively, compared to a release of $0.2 million and a provision of $0.6 million, respectively, for the same periods in 2013.  The releases recorded during the three and six months ended June 30, 2014 were primarily attributable to paydowns of ethanol-related Agricultural Storage and Processing loans underlying LTSPCs. The provision recorded during the first six months of 2013 was attributable to increased estimated probable losses inherent in Farmer Mac's non-ethanol related Agricultural Storage and Processing loans due to a change in the loss assumptions for this commodity type. As of June 30, 2014, Farmer Mac's reserve for losses was $5.6 million, compared to $6.5 million as of December 31, 2013.  See "—Risk Management—Credit Risk – Loans and Guarantees."

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, were $6.4 million and $12.9 million and for the three and six months ended June 30, 2014, respectively, compared to $6.8 million and $13.4 million for the same periods in 2013, respectively. The decrease in guarantee and commitment fees was primarily attributable to decreased guarantee fees on AgVantage securities and Farm & Ranch Guaranteed Securities.

Losses and Gains on Financial Derivatives and Hedging Activities.  The effect of unrealized and realized gains and losses on Farmer Mac's financial derivatives and hedging activities was net losses of $5.7 million and $13.3 million, respectively, for the three and six months ended June 30, 2014, compared to net gains of $15.0 million and $19.5 million, respectively, for the three and six months ended June 30, 2013. Farmer Mac has designated certain interest rate swaps in fair value hedge relationships.

The components of gains and losses on financial derivatives and hedging activities for the three and six months ended June 30, 2014 and 2013 are summarized in the following table:

Table 5

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Fair value hedges:
Unrealized gains/(losses) due to fair value changes:
Financial derivatives (1)	$(799)	$17,535	$(599)	$23,326
Hedged items	3,818	(14,729)	6,568	(17,867)
Gains on hedging activities	3,019	2,806	5,969	5,459
No hedge designation:
Unrealized (losses)/gains due to fair value changes	(7,715)	14,149	(14,349)	20,284
Realized:
Expense related to financial derivatives	(624)	(3,142)	(3,589)	(6,349)
Losses due to terminations or net settlements	(378)	1,170	(1,307)	83
(Losses)/gains on financial derivatives not designated in hedging relationships	(8,717)	12,177	(19,245)	14,018
(Losses)/gains on financial derivatives and hedging activities	$(5,698)	$14,983	$(13,276)	$19,477

(1)
Included in the assessment of hedge effectiveness at June 30, 2014, but excluded from the amounts in the table, were losses of $2.9 million and $5.9 million for the three and six months ended June 30, 2014, respectively, attributable to the fair value of the swaps at the inception of the hedging relationship. Accordingly, the amounts recognized as hedge ineffectiveness for the three and six months ended June 30, 2014 were gains of $0.1 million. The comparable amounts at June 30, 2013 were losses of and $3.0 million and $6.0 million for the three and six months ended June 30, 2013, respectively, attributable to the fair value of the swaps at the inception of the hedging relationship and, accordingly, losses of $0.2 million and $0.5 million for the three and six months ended June 30, 2013, respectively, attributable to hedge ineffectiveness.

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

Gains and Losses on Trading Securities.  During the three and six months ended June 30, 2014, Farmer Mac recorded unrealized gains on trading securities of $7.7 million and $8.4 million, respectively, compared to unrealized losses of $0.3 million and $0.1 million during the same periods in 2013, respectively. Of the total unrealized gains recognized during the three and six months ended June 30, 2014, $7.8 million related to securities sold, not yet purchased as part of Farmer Mac's recently established cash management and liquidity initiative and $0.2 million of losses and $0.2 million of gains, respectively related to financial assets selected to be carried at fair value with changes in fair value included in earnings (the fair value option). During both the three and six months ended June 30, 2013, Farmer Mac recorded losses of $0.4 million related to assets accounted for under the fair value option. Farmer Mac has not elected to account for any financial assets under the fair value option since 2008.

Gains on Sale of Available-for-Sale Investment Securities. During the three and six months ended June 30, 2014, Farmer Mac realized gains of $0.1 million and $0.2 million, respectively, compared to gains of $3.1 million in the three and six months ended June 30, 2013. The gains in 2013 primarily were the result of a sale of a mortgage-backed security from the available-for-sale investment portfolio.

Gains on Sale of Real Estate Owned. During the three and six months ended June 30, 2014, Farmer Mac realized gains of $0.2 million from the sale of real estate owned properties, compared to realized gains of $1.1 million and $1.2 million, respectively, for the three and six months ended June 30, 2013.

Other Income. Other income totaled $0.2 million and $0.3 million, respectively, for the three and six months ended June 30, 2014, compared to $0.9 million and $2.0 million for the same periods in 2013. The decrease in other income in the first half of 2014 was primarily attributable to the collection, in 2013, of $0.4 million in late fees upon final payoff of a defaulted loan and the recognition in 2013 of $0.7 million of gains previously deferred in accumulated other comprehensive income related to fair value changes of certain available-for-sale securities contributed to Farmer Mac II LLC in 2010, and other miscellaneous items.

Compensation and Employee Benefits.  Compensation and employee benefits were $4.9 million and $9.3 million, respectively, for the three and six months ended June 30, 2014, compared to $4.6 million and $9.3 million, respectively, during the same periods in 2013. The increase in compensation and employee benefits in second quarter 2014 was due primarily to increased headcount and annual salary adjustments.

General and Administrative Expenses.  General and administrative expenses, including legal, audit, and consulting fees, were $3.3 million and $6.1 million, respectively, for the three and six months ended June 30, 2014, compared to $2.7 million and $5.6 million, respectively, for three and six months ended June 30, 2013. The increase in general and administrative expenses in the first half of 2014 compared to the first half of 2013 was primarily attributable to consulting fees associated with Farmer Mac's cash management and liquidity initiative and other miscellaneous consulting fees.

Regulatory Fees.  Regulatory fees (which consist of the fees paid to FCA) for both the three and six months ended June 30, 2014 and 2013 were $0.6 million and $1.2 million, respectively. FCA has advised Farmer Mac that its estimated fees for the federal fiscal year ending September 30, 2014 will be $2.4 million ($0.6 million per federal fiscal quarter), which will not be a material increase from the prior federal fiscal year.  After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.

Income Tax Benefit/Expense.  Income tax benefit totaled $6.4 million and $7.5 million, respectively, for the three and six months ended June 30, 2014, compared to income tax expense of $13.0 million and $21.8 million, respectively, for the same periods in 2013. The income tax benefit recorded in second quarter 2014 was primarily due to the reduction of $11.6 million in the valuation allowance against deferred tax assets resulting from expected capital gains on securities sold, not yet purchased. This tax benefit and lower pre-tax income accounted for the change in tax benefit/expense in the three and six month periods ended June 30, 2014 as compared to 2013. The consolidated tax benefit of the dividends declared on Farmer Mac II LLC Preferred Stock, which is presented as "Net income attributable to non-controlling interest – preferred stock dividends" on the consolidated statements of operations on a pre-tax basis and the reduction of $11.6 million of valuation allowance against deferred tax assets resulting from expected capital gains on securities sold, not yet purchased, were the primary reasons Farmer Mac's effective tax rate was lower than the statutory federal rate of 35 percent. For further information about the impact on income taxes related to securities sold, not yet purchased, see "—Cash Management and Liquidity Initiative."

Farmer Mac carried a valuation allowance of $25.6 million as of June 30, 2014 and $37.9 million as of December 31, 2013 against the deferred tax assets arising primarily from capital loss carryforwards related to capital losses incurred during 2009 on Farmer Mac's investments in Fannie Mae preferred stock, Lehman Brothers Holdings Inc. senior debt securities, and other GSE preferred stock.  Because these losses were capital in nature, tax benefits can only be realized to the extent Farmer Mac would have offsetting capital gains.  For more information about income taxes see "Note 10 Income Taxes" in the consolidated financial statements in the Segment Recast 8-K.

Business Volume.  During second quarter 2014, Farmer Mac added $590.2 million of new business volume. Specifically, Farmer Mac:

•	purchased $159.1 million of newly originated Farm & Ranch loans;

•	added $34.9 million of Farm & Ranch loans under LTSPCs;

•	purchased $90.8 million of USDA Securities;

•	purchased $4.7 million of Rural Utilities loans; and

•	purchased $300.8 million of AgVantage securities.

Farmer Mac's outstanding business volume was $14.1 billion as of June 30, 2014, a decrease of $35.7 million from March 31, 2014 and an increase of $122.2 million from December 31, 2013. The new business volume in second quarter 2014 included $295.8 million of AgVantage securities purchased from the National Rural Utilities Cooperative Finance Corporation ("CFC").

The following table sets forth purchases of non-delinquent eligible loans, new LTSPCs, and new guarantees during the periods indicated in the Farm & Ranch, USDA Guarantees, and Rural Utilities lines of business, as well as purchases of AgVantage securities in the Institutional Credit line of business:

Table 6

Farmer Mac New Purchases, Guarantees, and LTSPCs
	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Farm & Ranch:
Loans	$159,116	$226,135	$351,523	$386,022
LTSPCs	34,850	99,504	220,444	266,284
USDA Guarantees:
USDA Securities	90,785	110,897	158,769	233,084
Rural Utilities:
Loans	4,689	10,222	58,592	40,484
Institutional Credit:
AgVantage	300,775	200,000	529,465	625,000
Total purchases, guarantees, and LTSPCs	$590,215	$646,758	$1,318,793	$1,550,874

The decrease in Farm & Ranch volume for the six months ended June 30, 2014 as compared to the same period in 2013 reflects a return to volume levels more consistent with historical trends, contrasted by higher demand in the first half of 2013 from borrowers seeking longer-term financing at fixed rates in a low interest rate environment. The decrease in USDA Securities volume was the result of more lenders retaining these guaranteed assets in their portfolio in the first half of 2014, which is also more consistent with historical trends, as compared with the higher purchases experienced in the first half of 2013. Rural Utilities loan volume remains low, with modest variances from period to period, due to reduced demand associated with slow historical economic growth and greater energy efficiency in recent years. The uneven distribution in quarterly AgVantage securities volume is primarily driven by the generally larger transaction sizes for that product and the fluctuating funding and liquidity needs of Farmer Mac's customer network.

The purchase price of non-delinquent eligible loans and portfolios is their respective fair value based on current market interest rates and Farmer Mac's target net yield. The purchase price includes an amount to compensate Farmer Mac for credit risk that is similar to the guarantee or commitment fees it receives for assuming credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs.  Based on market conditions, Farmer Mac either retains the loans it purchases or securitizes them and retains or sells Farmer Mac Guaranteed Securities backed by those loans.  Historically, Farmer Mac has retained the vast majority of loans it has purchased.  The weighted-average age of the Farm & Ranch non-delinquent eligible loans purchased and retained (excluding the purchases of defaulted loans) during both second quarter 2014 and 2013 was less than one year.  Of those loans, 39 percent and 52 percent had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 15.8 years and 14.9 years, respectively.

During second quarter 2014 and 2013, Farmer Mac securitized loans it had purchased and sold the resulting Farmer Mac Guaranteed Securities in the amount of $66.6 million and $10.8 million, respectively. Farmer Mac consolidates these loans and presents them as "Loans held for investment in consolidated trusts, at amortized cost" on the consolidated balance sheets. For the three and six months ended June 30, 2014, $52.2 million and $107.6 million, respectively, of Farmer Mac Guaranteed Securities were sold to Zions First National Bank ("Zions"), which is a related party to Farmer Mac, compared to no sales and $17.1 million of sales for the three and six months ended June 30, 2013, respectively.

The following table sets forth information regarding the Farmer Mac Guaranteed Securities issued during the periods indicated:

Table 7

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Loans securitized and sold as Farm & Ranch Guaranteed Securities	$66,554	$10,849	$129,305	$35,891
AgVantage Securities	300,775	200,000	529,465	625,000
Total Farmer Mac Guaranteed Securities Issuances	$367,329	$210,849	$658,770	$660,891

The following table sets forth information regarding outstanding volume in each of Farmer Mac's four lines of business as of the dates indicated:

Table 8

Outstanding Balances of Loans Held, Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed
Securities and LTSPCs, AgVantage Securities, USDA Securities, and Farmer Mac Guaranteed USDA Securities
	As of June 30, 2014	As of December 31, 2013
	(in thousands)
On-balance sheet:
Farm & Ranch:
Loans	$1,955,207	$1,875,958
Loans held in trusts:
Beneficial interests owned by third party investors	371,960	259,509
USDA Guarantees:
USDA Securities	1,672,998	1,645,806
Farmer Mac Guaranteed USDA Securities	20,675	21,089
Rural Utilities:
Loans	719,784	698,010
Loans held in trusts:
Beneficial interests owned by Farmer Mac	292,529	354,241
Institutional Credit:
AgVantage Securities	5,051,043	5,066,855
Total on-balance sheet	$10,084,196	$9,921,468
Off-balance sheet:
Farm & Ranch:
LTSPCs	$2,279,121	$2,261,862
Guaranteed Securities	704,376	765,751
USDA Guarantees:
Farmer Mac Guaranteed USDA Securities	16,662	20,222
Institutional Credit:
AgVantage Securities	988,187	981,009
Total off-balance sheet	$3,988,346	$4,028,844
Total	$14,072,542	$13,950,312

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities) and LTSPCs, USDA Securities, and Farmer Mac Guaranteed USDA Securities as of June 30, 2014:

Table 9

Schedule of Principal Amortization
	Loans Held	Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed Securities and LTSPCs	USDA Securities and Farmer Mac Guaranteed USDA Securities	Total
	(in thousands)
2014	$120,097	$134,344	$128,701	$383,142
2015	172,424	254,323	121,758	548,505
2016	166,444	227,803	141,155	535,402
2017	167,896	219,744	115,290	502,930
2018	169,524	202,562	126,438	498,524
Thereafter	2,543,095	1,944,721	1,076,993	5,564,809
Total	$3,339,480	$2,983,497	$1,710,335	$8,033,312

Of the $14.1 billion outstanding principal balance of volume included in Farmer Mac's four lines of business as of June 30, 2014, $6.0 billion were AgVantage securities included in the Institutional Credit line of business.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security.  Unlike business volume in the form of purchased loans, USDA Securities, and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, most AgVantage securities do not require periodic payments of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due.

The following table summarizes by maturity date the outstanding principal amount of both on- and off-balance sheet AgVantage securities as of June 30, 2014:

Table 10

AgVantage Balances by Year of Maturity
As of
June 30, 2014
(in thousands)
2014	$390,820
2015	681,638
2016	1,334,415
2017	1,385,478
2018	790,478
Thereafter (1)	1,456,401
Total	$6,039,230
(1) Includes various maturities ranging from 2019 to 2024.

The weighted-average remaining maturity of the outstanding $6.0 billion of AgVantage securities shown in the table above was 3.5 years as of June 30, 2014.  As a general matter, if maturing AgVantage securities are not replaced by new AgVantage securities, either from the same issuer or from new business, or if the spread earned by Farmer Mac on new AgVantage securities that replace maturing AgVantage securities is lower than the spread earned on the maturing securities, Farmer Mac's income could be adversely affected.

As part of fulfilling its guarantee obligations for Farm & Ranch Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90-days delinquent or in material non-monetary default at the time of purchase, out of the loan pools underlying those securities and LTSPCs, and records the purchased loans as such on its balance sheet.  The purchase price for a defaulted loan purchased out of a pool of loans backing Farm & Ranch Guaranteed Securities is the current outstanding principal balance of the loan plus accrued and unpaid interest.  The purchase price for a defaulted loan purchased under an LTSPC is the then-current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loans payable out of any future loan payments or liquidation proceeds as received.  The purchase price of a defaulted loan is not an indicator of the expected loss on that loan; many other factors affect expected loss, if any, on any loan so purchased. Farmer Mac did not purchase any delinquent loans during second quarter 2014. The weighted-average age of delinquent loans purchased during second quarter 2013 out of securitized pools and LTSPCs was 11.5 years during second quarter 2013. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

The following table presents Farmer Mac's purchases of defaulted loans underlying Farm & Ranch Guaranteed Securities and LTSPCs for the periods indicated:

Table 11

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Defaulted loans purchased underlying Farm & Ranch Guaranteed Securities owned by third party investors	$—	$5,935	$—	$6,038
Defaulted loans purchased underlying LTSPCs	—	—	440	37
Total loan purchases	$—	$5,935	$440	$6,075

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

The assets of Farmer Mac II LLC will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.  As of June 30, 2014, Farmer Mac II LLC held assets with a fair value of $1.7 billion, had debt outstanding to Farmer Mac of $383.0 million, had preferred stock outstanding with a liquidation preference of $250.0 million, and had $1.0 billion of common stock outstanding held by Farmer Mac. During second quarter 2014, Farmer Mac purchased $6.0 million of the outstanding trust securities, called Farm Asset-Linked Capital Securities or "FALConS," representing undivided beneficial ownership interests in shares of Farmer Mac II LLC Preferred Stock, from certain holders. For more information about the formation and operations of Farmer Mac II LLC and the features of the preferred stock issued by Farmer Mac II LLC in January 2010, see Notes 7 and 9 to the consolidated financial statements.

Outlook

Farmer Mac continues to provide a stable source of liquidity, capital, and risk management tools to help rural lenders meet the financing needs of their customers. While the pace of Farmer Mac's growth will depend on the capital and liquidity needs of lenders and the financing needs of their customers, Farmer Mac foresees opportunities for continued growth. More specifically, Farmer Mac believes that its Farm & Ranch, USDA Guarantees, Rural Utilities, and Institutional Credit lines of business all have opportunities for growth, driven by several key factors:

•
As agricultural lenders face increased equity capital requirements under new regulatory frameworks, or seek to reduce exposure due to lending limits or concentration limits, Farmer Mac can provide relief for those institutions through loan purchases, guarantees, or LTSPCs.

•	As the overall economy recovers, rural utilities generally may experience an increase in demand for power, which can lead to more investment and borrowing needs in that industry.

•	As a result of targeted marketing efforts, Farmer Mac's lender network and customer base continues to expand, which may generate additional demand for Farmer Mac's products from new sources.

Farmer Mac believes that these growth opportunities will be important in replacing income earned on the loans and other assets as they mature, pay down, or are reinvested at lower spreads. Farmer Mac also currently owns in its liquidity investment portfolio $78.5 million par amount of preferred stock issued by CoBank that currently pays an 11 percent annual dividend, from which Farmer Mac earns approximately $7.7 million ($0.69 per diluted share in 2013 and $0.34 per diluted share for the six months ended June 30, 2014) annually in after-tax income. CoBank has the option to call these securities beginning in October 2014, and Farmer Mac believes that CoBank will do so. Farmer Mac expects to hold these securities until they are called.

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

While agricultural land values have increased over the past several years, recent market activity suggests that land values may have moderated slightly and the volume of farmland sales has begun to decline. Decreasing commodity prices experienced in certain commodity sectors in recent months may not correlate with an equivalent decline in producers' operating expenses. Combined with potential increases in interest rates, these factors could put downward pressure on the discounted cash flow values of farmland, which could negatively affect farmland values. Farmer Mac believes that its portfolio remains sufficiently diversified, both geographically and by commodity, and has generally demonstrated historically high credit quality and low delinquency rates for the portfolio to endure reasonably foreseeable volatility in farmland values. Farmer Mac continues to closely monitor sector profitability, economic conditions, and agricultural land value and geographic trends to tailor underwriting practices to changing conditions. For Farm & Ranch loan purchases made in second quarter 2014, the weighted average original loan-to-value ratio was 45 percent. For a detailed discussion of the average unpaid loan balance for loans outstanding, weighted average original loan-to-value ratios, and weighted average current loan-to-value ratios for Farm & Ranch loans in Farmer Mac's portfolio as of June 30, 2014, see "—Risk Management—Credit Risk – Loans and Guarantees."

The western part of the United States, including California, continues to experience drought conditions, with the water level in many California reservoirs at substantially less than their average year-to-date water storage levels. Though many farm irrigation districts received little or no water from the governing water authorities, the impact on individual farmers will vary due to alternative water sources the farmer may have in place. These alternative water sources include underground sources (well water) and any water that may have been “banked” by the farmer in years where water was more plentiful. Farmer Mac has not observed any material effect on its portfolio due to these drought conditions as of June 30, 2014, as borrower profitability continues to remain stable. However, any continuation of extreme or exceptional drought conditions beyond the 2014 water year could have an adverse effect on Farmer Mac’s delinquency rates or loss experience. This is particularly true in the permanent plantings sector, where the value of the related collateral is closely tied to the production value and capability of the permanent plantings, and in the dairy sector, which may experience increased feed costs as water is diverted away from hay acreage commonly relied upon by dairy producers and toward land supporting other agricultural commodities. Farmer Mac believes that it remains well-collateralized on loans in its Farm & Ranch line of business, including its permanent planting and dairy portfolios.

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

Farmer Mac continues to monitor developments in the ethanol industry and evaluate their potential impact on the overall performance of Farmer Mac's portfolio. The amount of ethanol loans in Farmer Mac's portfolio has significantly decreased in recent years both in dollar amount (declining to $34.8 million as of June 30, 2014) and as a percentage of portfolio volume (declining to 0.7 percent of the Farm & Ranch portfolio as of June 30, 2014) due to sizable paydowns on the unpaid principal balance of loans due to a recent upward trend in the profitability of the ethanol industry. As of December 31, 2013 and June 30, 2013, the dollar amount of Farmer Mac's ethanol portfolio was $88.4 million (1.7 percent) and $113.7 million (2.3 percent), respectively. Farmer Mac had $27.2 million of undisbursed commitments on existing ethanol loans as of June 30, 2014.

Rural Utilities Industry. Lower demand within the rural utilities industry has increased competition for Farmer Mac's customer base from lenders that are not eligible to, or for other reasons, do not participate in Farmer Mac's Rural Utilities line of business. The rural utilities industry may experience needs for financing over the next several years to make improvements in response to environmental and clean energy policies, and for refinancing USDA Rural Utilities Service loans. Domestic economic indicators also continue to show modest growth, and as the economy strengthens, Farmer Mac believes that demand for rural utilities loans may increase. Farmer Mac foresees opportunities for growth as industry demand increases, both in its Institutional Credit line of business (as rural electric cooperative lenders seek lower-cost financing alternatives), as well as its Rural Utilities line of business.

Balance Sheet Review

Assets.  Farmer Mac's total assets as of June 30, 2014 were $14.7 billion, compared to $13.4 billion as of December 31, 2013.  The increase in total assets was primarily attributable to an increase in securities purchased under agreements to resell and net new purchases of Farm & Ranch loans and USDA Securities.

As of June 30, 2014, Farmer Mac had $384.1 million of cash and cash equivalents, $1.6 billion of securities purchased under agreements to resell, and $2.3 billion of investment securities, compared to $749.3 million of cash and cash equivalents and $2.5 billion of investment securities as of December 31, 2013. As of June 30, 2014, Farmer Mac had $5.1 billion of Farmer Mac Guaranteed Securities, $1.7 billion of USDA Securities, and $3.3 billion of loans, net of allowance. This compares to $5.1 billion of Farmer Mac Guaranteed Securities, $1.6 billion of USDA Securities, and $3.2 billion of loans, net of allowance, as of December 31, 2013.

Liabilities.  Farmer Mac's total liabilities increased to $13.9 billion as of June 30, 2014 from $12.8 billion as of December 31, 2013.  The increase in liabilities was primarily attributable to an increase in securities sold, not yet purchased in connection with Farmer Mac's cash management and liquidity initiative. For further information about securities sold, not yet purchased, see "—Cash Management and Liquidity Initiative."

Equity.  As of June 30, 2014, Farmer Mac had total equity of $772.3 million, comprised of stockholders' equity of $536.4 million and non-controlling interest – preferred stock of $235.9 million.  As of December 31, 2013, Farmer Mac had total equity of $574.5 million, comprised of stockholders' equity of $332.6 million and non-controlling interest – preferred stock of $241.9 million.  The increase in total equity during the first half of 2014 was the result of the issuances of $75.0 million of Series B Preferred Stock in March 2014 and $75.0 million of Series C Preferred Stock in June 2014, and an increase in accumulated other comprehensive income due to increases in the fair value of available-for-sale securities. These increases in the fair value of available-for-sale securities were driven primarily by lower U.S. Treasury rates.

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

Farmer Mac generally assumes 100 percent of the credit risk on loans held and loans underlying Farm & Ranch Guaranteed Securities, LTSPCs, and Rural Utilities Guaranteed Securities. Farmer Mac has direct credit exposure to loans in non-AgVantage transactions and indirect credit exposure to loans that secure AgVantage transactions, since they represent a general obligation of a lender secured by qualified loans.  The credit exposure of Farmer Mac and Farmer Mac II LLC on USDA Securities, including those underlying Farmer Mac Guaranteed USDA Securities, is covered by the full faith and credit of the United States.  Farmer Mac believes that Farmer Mac and Farmer Mac II LLC have little or no credit risk exposure in the USDA Guarantees line of business because of the USDA guarantee.  As of June 30, 2014, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any business under the USDA Guarantees line of business and does not expect that Farmer Mac or Farmer Mac II LLC will incur any such losses in the future.

Farmer Mac has established underwriting, collateral valuation, and documentation standards for agricultural real estate mortgage loans and rural utilities loans. Farmer Mac believes that these standards mitigate the risk of loss from borrower defaults and provide guidance about the management, administration, and conduct of underwriting and appraisals to all participating and potential lenders.  These standards were developed on the basis of industry norms for agricultural real estate mortgage loans and rural utilities loans and are designed to assess the creditworthiness of the borrower, as well as the value of the collateral securing the loan.  Farmer Mac evaluates and adjusts these standards on an ongoing basis based on current and anticipated market conditions.  For more information about Farmer Mac's underwriting and collateral valuation standards, see "Business—Farmer Mac Lines of Business—Farm & Ranch—Underwriting and Collateral Valuation (Appraisal) Standards" and "Business—Farmer Mac Lines of Business—Rural Utilities—Underwriting" in the Segment Recast 8-K.

Farmer Mac requires approved lenders to make representations and warranties regarding the conformity of eligible agricultural mortgage and rural utilities loans to Farmer Mac's standards, the accuracy of loan data provided to Farmer Mac, and other requirements related to the loans.  Sellers are responsible to Farmer Mac for breaches of those representations and warranties, and Farmer Mac has the ability to require a seller to cure, replace, or repurchase a loan sold or transferred to Farmer Mac if any breach of a representation or warranty is discovered that was material to Farmer Mac's decision to purchase the loan or that directly or indirectly causes a default or potential loss on a loan sold or transferred by the seller to Farmer Mac.  Farmer Mac has not required a seller to cure or repurchase a loan purchased by Farmer Mac for breach of a representation or warranty in the last three years. In addition to relying on the representations and warranties of lenders, Farmer Mac also underwrites all of the agricultural mortgage loans (other than rural housing and part-time farm mortgage loans) and rural utilities loans that it holds in its portfolio. For rural housing and part-time farm mortgage loans, Farmer Mac relies on representations and warranties from the seller that those loans conform to Farmer Mac's specified underwriting criteria without exception. For more information about Farmer Mac's loan eligibility requirements, see

"Business—Farmer Mac Lines of Business—Farm & Ranch—Loan Eligibility" and "Business—Farmer Mac Lines of Business—Rural Utilities—Loan Eligibility" in the Segment Recast 8-K.

Under contracts with Farmer Mac and in consideration for servicing fees, Farmer Mac-approved central servicers service loans in accordance with Farmer Mac's requirements.  Central servicers are responsible to Farmer Mac for serious errors in the servicing of those loans.  If a central servicer materially breaches the terms of its servicing agreement with Farmer Mac, such as failing to forward payments received or releasing collateral without Farmer Mac's consent, or experiences insolvency or bankruptcy, Farmer Mac has the right to terminate the servicing relationship for a particular loan or the entire portfolio serviced by the central servicer. In addition, Farmer Mac can proceed against the central servicer in arbitration or exercise any remedies available to it under law. In the last three years, Farmer Mac has not exercised any remedies or taken any formal action against any central servicers. For more information about Farmer Mac's servicing requirements, see "Business—Farmer Mac Lines of Business—Farm & Ranch—Servicing" and "Business—Farmer Mac Lines of Business—Rural Utilities—Servicing" in the Segment Recast 8-K.

Farmer Mac's AgVantage securities are general obligations of institutions approved by Farmer Mac and are secured by eligible loans in an amount at least equal to the outstanding principal amount of the security. Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions and the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  As such, all AgVantage securities are secured by current loans representing at least 100 percent of the outstanding amount of these securities.  As of June 30, 2014, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future. See "—Credit Risk – Institutional" for more information about Farmer Mac's credit risk on AgVantage securities.

Farmer Mac has developed different underwriting standards for rural utilities loans that depend on whether direct or indirect credit exposure is assumed on a loan and whether the borrower is an electric distribution cooperative or a G&T cooperative. As of June 30, 2014, there were no delinquencies in Farmer Mac's portfolio of rural utilities loans, which includes rural utilities loans held and rural utilities loans underlying or securing Rural Utilities Guaranteed Securities. Farmer Mac's direct credit exposure to rural utilities loans as of June 30, 2014 was $1.01 billion, of which $991.5 million were loans to electric distribution cooperatives and $20.8 million were loans to G&T cooperatives. Farmer Mac also had indirect credit exposure to the rural utilities loans securing AgVantage securities and included in the Institutional Credit line of business, some of which are loans to G&T cooperatives. For more information, see "—Credit Risk – Institutional."

Farmer Mac maintains an allowance for loan losses to cover estimated probable losses on loans held and a reserve for losses to cover estimated probable losses on loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities.  The methodology that Farmer Mac uses to determine the level of its allowance for losses is described in Note 2(j) to the consolidated financial statements included in the Segment Recast 8-K. Management believes that this methodology produces a reasonable estimate of probable losses, as of the balance sheet date, for all loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs.

The following table summarizes the components of Farmer Mac's total allowance for losses for the three and six months ended June 30, 2014 and 2013:

Table 12

	June 30, 2014			June 30, 2013
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
For the Three Months Ended:
Beginning Balance	$7,410	$6,569	$13,979	$7,967	$6,285	$14,252
Provision for losses	(1,583)	(974)	(2,557)	(529)	(175)	(704)
Charge-offs	(57)	—	(57)	(70)	—	(70)
Ending Balance	$5,770	$5,595	$11,365	$7,368	$6,110	$13,478

For the Six Months Ended:
Beginning Balance	$6,866	$6,468	$13,334	$11,351	$5,539	$16,890
Provision for losses	(1,010)	(873)	(1,883)	(99)	571	472
Charge-offs	(86)	—	(86)	(3,884)	—	(3,884)
Ending Balance	$5,770	$5,595	$11,365	$7,368	$6,110	$13,478

Activity affecting the allowance for loan losses and reserve for losses is discussed in "—Results of Operations—Release of and Provision for Allowance for Loan Losses" and "—Results of Operations—Release of and Provision for Reserve for Losses." As of June 30, 2014, Farmer Mac's allowances for losses totaled $11.4 million, or 21 basis points, of the outstanding principal balance of loans held for investment and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities, compared to $13.3 million, or 26 basis points, as of December 31, 2013, and $13.5 million, or 27 basis points as of June 30, 2013.

As of June 30, 2014, Farmer Mac's 90-day delinquencies were $25.9 million (0.49 percent of the Farm & Ranch portfolio), compared to $28.3 million (0.55 percent of the Farm & Ranch portfolio) as of December 31, 2013, and $33.9 million (0.69 percent of the Farm & Ranch portfolio) as of June 30, 2013. When analyzing the overall risk profile of its program business, Farmer Mac takes into account more than the Farm & Ranch loan delinquency percentages provided above. The total program business includes AgVantage securities and rural utilities loans, neither of which have any delinquencies, and USDA Securities, which are backed by the full faith and credit of the United States. Across all of Farmer Mac's lines of business, 90-day delinquencies represented 0.18 percent of total program business as of June 30, 2014, compared to 0.20 percent of total program business as of December 31, 2013, and 0.25 percent as of June 30, 2013.

As of June 30, 2014, Farmer Mac's ethanol exposure, which includes loans held and loans subject to LTSPCs, was $34.8 million (0.7 percent of the Farm & Ranch portfolio) on 13 different plants, with an additional $27.2 million of undisbursed commitments.  As of June 30, 2014, Farmer Mac had no ethanol loans that were 90-days delinquent.

The following table presents historical information regarding Farmer Mac's 90-day delinquencies in the Farm & Ranch line of business compared to the principal balance of all Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs:

Table 13

	Outstanding Loans, Guarantees, and LTSPCs (1)	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
June 30, 2014	$5,310,664	$25,911	0.49%
March 31, 2014	5,293,975	29,437	0.56%
December 31, 2013	5,163,080	28,296	0.55%
September 30, 2013	5,035,748	33,042	0.66%
June 30, 2013	4,917,489	33,922	0.69%
March 31, 2013	4,782,609	39,663	0.83%
December 31, 2012	4,747,289	33,263	0.70%
September 30, 2012	4,402,957	40,797	0.93%
June 30, 2012	4,403,212	47,026	1.07%

(1)	Excludes loans pledged to secure AgVantage securities.

The 90-day delinquency measure includes loans 90 days or more past due as well as loans in foreclosure, loans restructured after delinquency, and non-performing loans where the borrower is in bankruptcy.

As of June 30, 2014, Farmer Mac individually analyzed $32.1 million of the $89.2 million of recorded investment in impaired loans for collateral shortfalls against updated appraised values, other updated collateral valuations, or discounted values. For the remaining $57.1 million of impaired assets for which updated valuations were not available, Farmer Mac evaluated them in the aggregate in consideration of their similar risk characteristics and historical statistics. Farmer Mac recorded specific allowances of $2.6 million for undercollateralized assets as of June 30, 2014. Farmer Mac's non-specific or general allowances were $8.8 million as of June 30, 2014.

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

Loan-to-value ratios depend upon the market value of a property, as determined in accordance with Farmer Mac's collateral valuation standards.  As of June 30, 2014 and December 31, 2013, the average unpaid loan balance for loans outstanding in the Farm & Ranch line of business (excluding loans that secured AgVantage securities) was $452,000 and $426,000, respectively. For Farm & Ranch loan purchases made in second quarter 2014, the weighted average original loan-to-value ratio was 45 percent, compared to 44 percent in second quarter 2013. The weighted average original loan-to-value ratio (based on original appraised value that has not been indexed to provide a current market value or reflect amortization of loans) for Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs was approximately 48 percent as of June 30, 2014 and 49 percent as of December 31, 2013. The weighted average current loan-to-value ratio (based on original appraised value but which reflects loan amortization since purchase) for Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs was approximately 43 percent as of June 30, 2014, and 38 percent as of December 31, 2013. The weighted-average original loan-to-value ratio for all 90-day delinquencies was 46 percent as of June 30, 2014, and 45 percent as of December 31, 2013.

The following table presents outstanding Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities and 90-day delinquencies as of June 30, 2014 by year of origination, geographic region, commodity/collateral type, and original loan-to-value ratio:

Table 14

Farm & Ranch 90-Day Delinquencies as of June 30, 2014
	Distribution of Outstanding Loans, Guarantees, and LTSPCs	Outstanding Loans, Guarantees, and LTSPCs	90-Day Delinquencies (1)	Percentage
	(dollars in thousands)
By year of origination:
Before 2001	6%	$292,601	$2,004	0.68%
2001	2%	114,468	1,125	0.98%
2002	2%	139,165	525	0.38%
2003	3%	163,831	3,422	2.09%
2004	4%	187,826	—	—%
2005	5%	257,968	916	0.36%
2006	5%	256,788	4,758	1.85%
2007	4%	237,324	10,420	4.39%
2008	6%	304,255	1,350	0.44%
2009	4%	213,048	642	0.30%
2010	6%	323,889	749	0.23%
2011	8%	436,680	—	—%
2012	16%	835,275	—	—%
2013	22%	1,177,898	—	—%
2014	7%	369,648	—	—%
Total	100%	$5,310,664	$25,911	0.49%
By geographic region (2):
Northwest	10%	$551,254	$1,353	0.25%
Southwest	32%	1,716,331	8,485	0.49%
Mid-North	35%	1,834,187	800	0.04%
Mid-South	12%	622,183	2,644	0.42%
Northeast	4%	224,830	1,608	0.72%
Southeast	7%	361,879	11,021	3.05%
Total	100%	$5,310,664	$25,911	0.49%
By commodity/collateral type:
Crops	53%	$2,832,785	$6,289	0.22%
Permanent plantings	17%	906,802	11,339	1.25%
Livestock	24%	1,256,829	5,511	0.44%
Part-time farm	3%	158,226	2,772	1.75%
Ag. Storage and processing (including ethanol facilities)	3%	147,840	—	—%
Other	—	8,182	—	—%
Total	100%	$5,310,664	$25,911	0.49%
By original loan-to-value ratio:
0.00% to 40.00%	27%	$1,439,917	$7,186	0.50%
40.01% to 50.00%	22%	1,160,478	13,451	1.16%
50.01% to 60.00%	28%	1,462,113	1,401	0.10%
60.01% to 70.00%	20%	1,107,922	2,762	0.25%
70.01% to 80.00% (3)	2%	106,556	1,111	1.04%
80.01% to 90.00% (3)	1%	33,678	—	—%
Total	100%	$5,310,664	$25,911	0.49%

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

(3)	Primarily part-time farm loans.

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Farm & Ranch loans purchased and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities as of June 30, 2014 by year of origination, geographic region, and commodity/collateral type.  The purpose of this information is to present information regarding losses relative to original Farm & Ranch purchases, guarantees, and commitments.

Table 15

Farm & Ranch Credit Losses Relative to Cumulative
Original Loans, Guarantees, and LTSPCs as of June 30, 2014
	Cumulative Original Loans, Guarantees and LTSPCs	Cumulative Net Credit Losses	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
Before 2001	$7,342,279	$11,032	0.15%
2001	1,151,764	178	0.02%
2002	1,174,025	89	0.01%
2003	1,013,854	350	0.03%
2004	745,854	281	0.04%
2005	899,437	(184)	(0.02)%
2006	928,825	9,545	1.03%
2007	716,894	4,498	0.63%
2008	802,162	3,247	0.40%
2009	531,770	1,508	0.28%
2010	625,786	—	—%
2011	712,075	—	—%
2012	1,031,389	—	—%
2013	1,283,676	—	—%
2014	418,566	—	—%
Total	$19,378,356	$30,544	0.16%
By geographic region (1):
Northwest	$2,631,896	$7,402	0.28%
Southwest	6,842,631	9,051	0.13%
Mid-North	4,693,400	12,830	0.27%
Mid-South	2,117,463	(240)	(0.01)%
Northeast	1,517,021	169	0.01%
Southeast	1,575,945	1,332	0.08%
Total	$19,378,356	$30,544	0.16%
By commodity/collateral type:
Crops	$8,614,949	$4,281	0.05%
Permanent plantings	3,953,860	9,377	0.24%
Livestock	4,882,067	3,859	0.08%
Part-time farm	1,078,310	1,015	0.09%
Ag. Storage and processing (including ethanol facilities) (2)	701,380	12,012	1.71%
Other	147,790	—	—%
Total	$19,378,356	$30,544	0.16%

(1)
Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

(2)
Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction and, as of June 30, 2014, approximately $27.2 million of the loans were not yet disbursed by the lender.

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

The following tables present concentrations of Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities by commodity type within geographic region and cumulative credit losses by origination year and commodity type:

Table 16

	As of June 30, 2014
	Farm & Ranch Concentrations by Commodity Type within Geographic Region
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(dollars in thousands)
By geographic region (1):
Northwest	$276,850	$84,721	$162,079	$12,979	$14,625	$—	$551,254
	5.2%	1.6%	3.1%	0.2%	0.3%	—%	10.4%
Southwest	513,160	650,348	501,592	34,463	15,881	887	1,716,331
	9.7%	12.1%	9.5%	0.7%	0.3%	—%	32.3%
Mid-North	1,518,747	28,317	186,563	12,092	82,800	5,668	1,834,187
	28.5%	0.6%	3.5%	0.2%	1.6%	0.1%	34.5%
Mid-South	372,226	11,368	199,039	24,263	14,755	532	622,183
	7.0%	0.3%	3.7%	0.5%	0.2%	—%	11.7%
Northeast	66,480	24,578	69,568	53,093	10,939	172	224,830
	1.3%	0.5%	1.3%	1.0%	0.2%	—%	4.3%
Southeast	85,322	107,470	137,988	21,336	8,840	923	361,879
	1.6%	2.0%	2.6%	0.4%	0.2%	—%	6.8%
Total	$2,832,785	$906,802	$1,256,829	$158,226	$147,840	$8,182	$5,310,664
	53.3%	17.1%	23.7%	3.0%	2.8%	0.1%	100.0%

(1)
Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Table 17

	As of June 30, 2014
	Cumulative Credit Losses/(Recoveries) by Origination Year and Commodity Type
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Total
	(in thousands)
By year of origination:
1995 and Prior	$277	$(79)	$(107)	$—	$—	$91
1996	(721)	2,296	(73)	—	—	1,502
1997	(397)	2,785	(131)	—	—	2,257
1998	(438)	1,848	1,781	—	—	3,191
1999	(108)	723	158	296	—	1,069
2000	7	1,907	1,049	(41)	—	2,922
2001	45	1	132	—	—	178
2002	—	—	—	89	—	89
2003	309	—	—	41	—	350
2004	—	—	162	119	—	281
2005	(87)	(263)	—	166	—	(184)
2006	1,616	—	40	201	7,688	9,545
2007	1,054	11	779	144	2,510	4,498
2008	2,626	—	—	—	621	3,247
2009	98	148	69	—	1,193	1,508
2010	—	—	—	—	—	—
2011	—	—	—	—	—	—
2012	—	—	—	—	—	—
2013	—	—	—	—	—	—
2014	—	—	—	—	—	—
Total	$4,281	$9,377	$3,859	$1,015	$12,012	$30,544

In Farmer Mac's experience, the degree to which the collateral is specialized or highly improved, such as permanent plantings and storage and processing facilities, is a more significant determinant of the probability of ultimate losses on a given loan than geographic location. The versatility of a borrower's operation (and in the case of persisting adverse economic conditions, the borrower's ability to switch commodity groups) will more likely result in profitability for the borrower and, consequently, a lower risk of decreased value for the underlying collateral. However, producers of agricultural commodities that require specialized or highly improved property are less able to adapt their operations when faced with adverse economic conditions. If adverse economic conditions persist for these commodities, not only might the borrower face a higher risk of default, but also the prospective sale value of the collateral is more likely to decrease and the related loan may become undercollateralized.  This analysis is consistent with corresponding commodity analyses, which indicate that Farmer Mac has experienced higher loss and collateral deficiency rates in permanent planting loans and Ag. Storage and Processing loans (including Farmer Mac's exposure to loans on ethanol plants) for which the collateral is typically highly improved and specialized. See "—Outlook."

Farmer Mac's methodologies for pricing its guarantee and commitment fees, managing credit risk, and providing adequate allowances for losses consider all of the foregoing factors and information.

Credit Risk – Institutional.  Farmer Mac is exposed to credit risk arising from its business relationships with other institutions including:

•	issuers of AgVantage securities;

•	approved lenders and servicers; and

•	interest rate swap counterparties.

Each AgVantage security is a general obligation of an issuing institution that is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security, with some level of overcollateralization also required for AgVantage securities secured by Farm & Ranch loans.  Farmer Mac approves AgVantage counterparties and manages institutional credit risk related to those AgVantage counterparties by requiring them to meet Farmer Mac's standards for creditworthiness.  The required collateralization level is established at the time of issuance and does not change during the life of the security.  In AgVantage transactions, the corporate obligor is required to remove from the pool of pledged collateral any loan that becomes more than 30 days delinquent in the payment of principal or interest and to substitute an eligible loan that is current in payment to maintain the minimum required collateralization level.  In the event of a default on the general obligation, Farmer Mac would have recourse to the pledged collateral and have rights to the ongoing borrower payments of principal and interest. For a more detailed description of AgVantage securities, see "Business—Farmer Mac Lines of Business—Institutional Credit" in the Segment Recast 8-K.

The unpaid principal balance of outstanding on-balance sheet AgVantage securities secured by Farm & Ranch loans totaled $3.5 billion as of June 30, 2014 and December 31, 2013. The unpaid principal balance of on-balance sheet AgVantage securities secured by Rural Utilities loans totaled $1.6 billion as of June 30, 2014 and $1.5 billion as of December 31, 2013. In addition, the unpaid principal balance of outstanding off-balance sheet AgVantage transactions totaled $1.0 billion as of June 30, 2014 and December 31, 2013.

The following table provides information about the issuers of AgVantage securities, as well as the required collateralization levels for those transactions as of June 30, 2014 and December 31, 2013:

Table 18

	As of June 30, 2014			As of December 31, 2013
Counterparty	Balance	Credit Rating	Required Collateralization	Balance	Credit Rating	Required Collateralization
	(dollars in thousands)
MetLife(1)	$2,750,000	AA-	103%	$2,750,000	AA-	103%
CFC	1,578,580	A	100%	1,538,214	A	100%
Rabo Agrifinance, Inc.	1,650,000	N/A	106%	1,700,000	N/A	106%
Rabobank N.A.	50,000	N/A	106%	50,000	N/A	106%
Other(2)	10,650	N/A	111% to 120%	9,650	N/A	111% to 120%
Total outstanding	$6,039,230			$6,047,864

(1)	Includes securities issued by Metropolitan Life Insurance Company and MetLife Insurance Company of Connecticut.

(2)	Consists of AgVantage securities issued by 3 different issuers as of June 30, 2014 and December 31, 2013.

Farmer Mac manages institutional credit risk related to lenders and servicers by requiring those institutions to meet Farmer Mac's standards for creditworthiness.  Farmer Mac monitors the financial condition of those institutions by evaluating financial statements and bank credit rating agency reports.  For more information about Farmer Mac's lender eligibility requirements, see "Business—Farmer Mac Lines of Business—Farm & Ranch—Approved Lenders" and "Business—Farmer Mac Lines of Business—Rural Utilities—Approved Lenders" in the Segment Recast 8-K.

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

Credit Risk – Other Investments. As of June 30, 2014, Farmer Mac had $384.1 million of cash and cash equivalents, $1.6 billion of securities purchased under agreements to resell related to Farmer Mac's recently established cash management and liquidity initiative, and $2.3 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's internal policies as well as FCA regulations, which establish limitations on dollar amount, issuer concentration, and credit quality. Those regulations can be found at 12 C.F.R. §§ 652.1-652.45 (the "Liquidity and Investment Regulations"). In addition to establishing a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize Farmer Mac's exposure to financial market volatility, preserve capital, and support Farmer Mac's access to the debt markets.

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

The Liquidity and Investment Regulations and Farmer Mac's policies also establish concentration limits, which are intended to limit exposure to any one counterparty. The Liquidity and Investment Regulations and Farmer Mac's policy limit Farmer Mac's total credit exposure to any single issuer of securities and uncollateralized financial derivatives to 25 percent of Farmer Mac's regulatory capital (as of June 30, 2014, 25 percent of Farmer Mac's regulatory capital was $190.4 million). This limitation is not applied to the obligations of the United States or to qualified investment funds. The limitation applied to the obligations of any GSE is 100 percent of Farmer Mac's regulatory capital. Farmer Mac's policy applicable to new investments limits Farmer Mac's total exposure to any single issuer of securities (other than GSEs and government agencies) and uncollateralized financial derivatives to 5 percent of Farmer Mac's regulatory capital. See "—Regulatory Matters" for more information on recent changes to the Liquidity and Investment Regulations.

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

In certain cases, yield maintenance provisions and other prepayment penalties contained in agricultural mortgage and rural utilities loans reduce, but do not eliminate, prepayment risk.  Those provisions require borrowers to make an additional payment when they prepay their loans, thus compensating Farmer Mac for the shortened duration of the prepaid loan.  As of June 30, 2014, 2 percent of the total outstanding balance of loans in the Farm & Ranch line of business where Farmer Mac either owned the loan or the beneficial interest in the underlying loan had yield maintenance provisions and 1 percent had other forms of prepayment protection (together covering 4 percent of all loans with fixed interest rates).  Of the Farm & Ranch loans purchased in second quarter 2014, none had yield maintenance or another form of prepayment protection. As of June 30, 2014, none of the USDA Securities had yield maintenance provisions; however, 7 percent contained prepayment penalties.  Of the USDA Securities purchased in second quarter 2014, 3 percent contained various forms of prepayment penalties.  As of June 30, 2014, 62 percent of the rural utilities loans owned by Farmer Mac had yield maintenance provisions.  Of the rural utilities loans purchased in second quarter 2014, 89 percent had yield maintenance provisions.  As of June 30, 2014, substantially all of the rural utilities loans held in trusts where Farmer Mac owned the beneficial interest in the underlying loan had yield maintenance provisions.

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

Farmer Mac's $384.1 million of cash and cash equivalents mature within three months and are funded with discount notes having similar maturities. As of June 30, 2014, $2.2 billion of the $2.3 billion of investment securities (95 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year. Those securities are funded with effectively floating rate debt that closely matches the rate adjustment dates of the associated investments. As of June 30, 2014, Farmer Mac had outstanding discount notes of $3.9 billion, medium-term notes that mature within one year of $2.4 billion, and medium-term notes that mature after one year of $5.4 billion.

The cash management and liquidity initiative undertaken by Farmer Mac during second quarter 2014 did not have a material impact on Farmer Mac's interest rate risk profile. The repurchase agreements entered into during second quarter 2014 constitute assets with short-term maturities and, therefore, they exhibit minimal interest rate sensitivity. Additionally, Farmer Mac's repo investment activity is funded through the sale of borrowed collateral, and this collateral must be returned upon the maturity of the repurchase agreements. As a result, the maturities of the assets and liabilities associated with this initiative are effectively matched, and the inclusion of these repurchase agreements in Farmer Mac’s portfolio does not have a material impact on its interest rate risk.

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

The following schedule summarizes the results of Farmer Mac's MVE and NII sensitivity analysis as of June 30, 2014 and December 31, 2013 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

Table 19

	Percentage Change in MVE from Base Case
Interest Rate Scenario	June 30, 2014	December 31, 2013
+100 basis points	1.6%	(2.2)%
-25 basis points	(1.2)%	0.1%

	Percentage Change in NII from Base Case
Interest Rate Scenario	June 30, 2014	December 31, 2013
+100 basis points	5.4%	2.2%
-25 basis points	(13.5)%	(8.1)%
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

As of June 30, 2014, Farmer Mac's effective duration gap was minus 1.5 months, compared to 0.3 months as of December 31, 2013.  The preferred stock issued by Farmer Mac during the first and second quarters of 2014 lengthened the duration of Farmer Mac's liabilities, while the year-to-date decrease in longer-term interest rates decreased the duration of the Farmer Mac's assets. As a result, Farmer Mac's duration gap moved from being slightly positive to being slightly negative. Farmer Mac's overall interest rate sensitivity remains relatively low and at manageable levels.

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

As of June 30, 2014, Farmer Mac had $6.5 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to twenty-five years, of which $1.4 billion were pay-fixed interest rate swaps, $4.2 billion were receive-fixed interest rate swaps, and $0.9 billion were basis swaps.

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

As discussed in Note 4 to the consolidated financial statements, all financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Changes in the fair values of financial derivatives are reported in "(Losses)/gains on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in fair value hedging relationships, changes in the fair values of the hedged items related to the risk being hedged are also reported in "(Losses)/gains on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in cash flow hedging relationships, changes in fair value of the hedged items related to the risk being hedged are reported in "Accumulated other comprehensive income/(loss), net of tax" in the consolidated balance sheets.  All of Farmer Mac's financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty.  As of June 30, 2014, Farmer Mac had uncollateralized net exposures of $1.8 million to three counterparties. As of December 31, 2013, Farmer Mac had uncollateralized net exposures of $3.0 million to three counterparties.

Liquidity and Capital Resources

Farmer Mac regularly accesses the capital markets for liquidity, and Farmer Mac has maintained access to the capital markets at favorable rates throughout 2013 and during the first half of 2014. Assuming continued access to the capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac also has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets. That plan involves borrowing through repurchase agreement arrangements and the sale of liquid assets. In accordance with the new calculation prescribed by the final rule recently adopted by FCA revising the Liquidity and Investment Regulations, which became effective on April 30, 2014, Farmer Mac is required to maintain a minimum of 90 days of liquidity and use a different methodology for calculating the available days of liquidity. In accordance with the methodology prescribed by those regulations, Farmer Mac maintained an average of 165 days of liquidity during second quarter 2014 and had 168 days of liquidity as of June 30, 2014. Farmer Mac does not expect that this change in regulation requiring a minimum of 90 days of liquidity, instead of 60 days, will have a material effect on its operations or financial condition. For more information about this final rule, see "—Regulatory Matters."

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

Farmer Mac's board of directors has authorized the issuance of up to $15.0 billion of discount notes and medium-term notes (of which $11.7 billion was outstanding as of June 30, 2014), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac invests the proceeds of its debt issuances in purchases of loans, Farmer Mac Guaranteed Securities, and investment assets in accordance with policies established by its board of directors and subject to regulations established by FCA.

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

Farmer Mac may use a combination of pay-fixed interest rate swaps and receive-fixed interest rate swaps to mitigate its exposure to interest rate risk and monitors the effects of actual and potential fair value changes on its regulatory capital surplus. From time to time, Farmer Mac uses pay-fixed interest rate swaps, combined with a planned series of discount note or short-term floating rate medium-term note issuances, as an alternative source of effectively fixed rate funding. While the swap market may provide favorable effectively fixed rates, interest rate swap transactions expose Farmer Mac to the risk of future variability of its own issuance spreads versus corresponding LIBOR rates. If the spreads on the Farmer

Mac discount notes or short-term floating rate medium-term notes were to deteriorate relative to LIBOR, Farmer Mac would be exposed to a commensurate reduction on its net interest yield on the notional amount of its pay-fixed interest rate swaps and its LIBOR-based floating rate assets. Conversely, if the rates on the Farmer Mac discount notes or short-term floating rate medium-term notes were to improve relative to LIBOR, Farmer Mac would benefit from a commensurate increase on its net interest yield on the notional amount of its pay-fixed interest rate swaps and its LIBOR-based floating rate assets.

Farmer Mac maintains cash, cash equivalents (including U.S. Treasury securities and other short-term money market instruments), and other investment securities that can be drawn upon for liquidity needs.  The following table presents these assets as of June 30, 2014 and December 31, 2013:

Table 20

	June 30, 2014	December 31, 2013
	(in thousands)
Cash and cash equivalents	$384,123	$749,313
Investment securities:
Guaranteed by U.S. Government and its agencies	1,388,315	1,084,187
Guaranteed by GSEs	627,705	946,737
Preferred stock issued by GSEs	82,425	83,161
Corporate debt securities	93,835	195,591
Asset-backed securities	124,563	174,399
Total	$2,700,966	$3,233,388

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

The carrying value of Farmer Mac's ARCs investments was $55.0 million as of June 30, 2014, compared to $65.3 million as of December 31, 2013. During second quarter 2014, Farmer Mac received proceeds of $12.1 million upon the sale of an ARC security resulting in a realized loss of $0.4 million, reflecting a price of 97 percent of par.  As of June 30, 2014, Farmer Mac's carrying value of its ARCs was 89 percent of par.  The discounted carrying value reflects uncertainty regarding the ability to obtain par in the absence of any active market trading. See Note 8 to the consolidated financial statements for more information on the carrying value of ARCs.

Capital. Farmer Mac is subject to the following statutory and regulatory capital requirements – minimum, critical, and risk-based. Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. The minimum capital requirement is expressed as a percentage of on-balance sheet assets and off-balance sheet obligations. The critical capital requirement is equal to one-half of the minimum capital amount. Farmer Mac's statutory charter does not specify the required level of risk-based capital but directs FCA to establish a risk-based capital stress test for Farmer Mac, using specified stress-test parameters. Certain enforcement powers are given to FCA depending on Farmer Mac's compliance with these capital standards. As of June 30, 2014, Farmer Mac was in compliance with its statutory and regulatory capital requirements. See Note 7 to the consolidated financial statements for more information about Farmer Mac's capital position and see "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards" in the Segment Recast 8-K for more information on the statutory and regulatory capital requirements applicable to Farmer Mac.

In accordance with FCA's rule on capital planning that became effective on January 3, 2014 and as part of its capital plan submitted in compliance with this rule, Farmer Mac has adopted a policy for maintaining a sufficient level of "Tier 1" capital (consisting of retained earnings, paid-in-capital, common stock, qualifying preferred stock, and accumulated other comprehensive income allocable to investments not included in one of the four operating lines of business) and imposing restrictions on Tier 1-eligible dividends and employee (including officer) bonus payments in the event that Tier 1 capital falls below specified thresholds. For more information on Farmer Mac's capital adequacy policy and on FCA's rule on capital planning, see "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards" in the Segment Recast 8-K. As of June 30, 2014, Farmer Mac was in compliance with its capital adequacy policy.

Farmer Mac II LLC Preferred Stock is permanent equity of Farmer Mac II LLC, though it does not constitute a Tier 1 capital-eligible security. In an effort to increase Farmer Mac's Tier 1 capital, as defined under Farmer Mac's capital plan, Farmer Mac issued the Series B Preferred Stock and Series C Preferred Stock in first and second quarter 2014, respectively. As a result, Farmer Mac II LLC intends to redeem all of the outstanding Farmer Mac II LLC Preferred Stock on March 30, 2015, the initial redemption date, at a cash redemption price equal to the liquidation preference with the proceeds of the recent preferred stock offerings and cash on hand. Farmer Mac does not currently anticipate that any further issuance of preferred stock will be needed to fund the planned redemption of the Farmer Mac II LLC Preferred Stock. In addition, prior to the initial redemption date on March 30, 2015, Farmer Mac or an affiliated third party may purchase the FALConS, representing undivided beneficial ownership interests in 250,000 shares of Farmer Mac II LLC Preferred Stock, from time to time in the open market, in privately negotiated transactions or through a public tender offer, and, subject to favorable market conditions, may seek to do so. In May 2014, Farmer Mac purchased $6.0 million of FALConS from certain holders. For more information on the Farmer Mac II LLC Preferred Stock, see "Business—Financing—Equity Issuance—Non-Controlling Interest in Farmer Mac II LLC" in the Segment Recast 8-K. For more information on Farmer Mac's capital plan, see "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards" in the Segment Recast 8-K.

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

Other Matters

Common Stock Dividends. For each of first and second quarter in 2014, Farmer Mac paid a quarterly dividend of $0.14 per share on all classes of its common stock. For each quarter in 2013, Farmer Mac paid a quarterly dividend of $0.12 per share on all classes of its common stock. Farmer Mac's ability to declare and pay dividends on common stock could be restricted if it fails to comply with applicable capital requirements. See "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement Levels" in the Segment Recast 8-K.

Preferred Stock Dividends. For each of first and second quarter 2014 and the last three quarters of 2013, Farmer Mac paid a quarterly dividend of $0.3672 per share on its Series A Preferred Stock. Farmer Mac's Series B Preferred Stock was issued on March 25, 2014, and the initial dividend of $0.105 per share (for the period from, but not including, the issuance date through and including April 17, 2014) was paid on the regularly scheduled payment date of April 17, 2014, and a quarterly dividend of $0.4297 was paid on the regularly scheduled payment date of July 17, 2014. No dividends have been paid on Farmer Mac's currently outstanding Series C Preferred Stock, which was issued on June 20, 2014. For first quarter 2013, Farmer Mac paid a quarterly dividend of $2.36 per share on its retired Series C Preferred Stock issued in 2008 and 2009. The retired Series C Preferred Stock was retired and redeemed on January 17,

2013 with the proceeds from the issuance of the Series A Preferred Stock. Farmer Mac's ability to declare and pay dividends on preferred stock could be restricted if it fails to comply with applicable capital requirements. See Note 7 to the consolidated financial statements for more information on the terms of the Farmer Mac's currently outstanding preferred stock and the retired Series C Preferred Stock.

Non-controlling Interest-Preferred Stock Dividends. For each of first and second quarter 2014 and for each quarter during 2013, Farmer Mac II LLC paid a quarterly dividend of $22.1875 per share on the Farmer Mac II Preferred Stock. Farmer Mac's net income attributable to non-controlling interest totaled $5.8 million and $11.4 million, respectively, for the three and six months ended June 30, 2014 compared to $5.5 million and $11.1 million, respectively, for the three and six months ended June 30, 2013. These amounts represent the dividends paid on the Farmer Mac II LLC Preferred Stock held by third parties. Farmer Mac's income tax expense is determined based on income before income taxes less the amount of these dividends.

Supplemental Information

The following tables present quarterly and annual information regarding purchases and repayments of loans, guarantees, and LTSPCs and outstanding loans, guarantees, and LTSPCs:

Table 21

Farmer Mac New Purchases, Guarantees, and LTSPCs
	Farm & Ranch		USDA Guarantees	Rural Utilities	Institutional Credit
	Loans	LTSPCs	USDA Securities	Loans	AgVantage	Total
	(in thousands)
For the quarter ended:
June 30, 2014	$159,116	$34,850	$90,785	$4,689	$300,775	$590,215
March 31, 2014	192,407	185,594	67,984	53,903	228,690	728,578
December 31, 2013	245,770	75,731	58,438	41,374	295,000	716,313
September 30, 2013	193,089	198,783	70,372	5,107	353,500	820,851
June 30, 2013	226,135	99,504	110,897	10,222	200,000	646,758
March 31, 2013	159,887	166,780	122,187	30,262	425,000	904,116
December 31, 2012	181,555	378,258	102,339	56,638	133,406	852,196
September 30, 2012	132,882	115,757	114,974	26,843	451,000	841,456
June 30, 2012	145,423	70,458	165,613	58,286	200,000	639,780

For the year ended:
December 31, 2013	824,881	540,798	361,894	86,965	1,273,500	3,088,038
December 31, 2012	570,346	744,110	484,651	166,117	984,406	2,949,630

Table 22

Farmer Mac Repayments of Loans, Guarantees and LTSPCs, and USDA Guarantees
	Farm & Ranch			USDA Guarantees	Rural Utilities	Institutional Credit
	Loans	Guaranteed Securities	LTSPCs	USDA Securities	Loans	AgVantage	Total
	(in thousands)
For the quarter ended:
Scheduled	$9,813	$13,623	$52,622	$28,681	$—	$361,831	$466,570
Unscheduled	45,094	13,575	42,550	38,465	19,622	—	159,306
June 30, 2014	$54,907	$27,198	$95,172	$67,146	$19,622	$361,831	$625,876

Scheduled	$41,587	$24,430	$48,157	$29,319	$23,744	$176,268	$343,505
Unscheduled	63,329	9,747	59,856	39,086	55,164	—	227,182
March 31, 2014	$104,916	$34,177	$108,013	$68,405	$78,908	$176,268	$570,687

Scheduled	$6,729	$24,367	$36,063	$17,463	$6,897	$303,087	$394,606
Unscheduled	54,277	11,586	61,147	30,651	—	—	157,661
December 31, 2013	$61,006	$35,953	$97,210	$48,114	$6,897	$303,087	$552,267

Scheduled	$34,455	$13,133	$47,143	$21,235	$31,994	$258,488	$406,448
Unscheduled	84,889	12,232	81,761	39,514	5,259	—	223,655
September 30, 2013	$119,344	$25,365	$128,904	$60,749	$37,253	$258,488	$630,103

Scheduled	$7,242	$11,749	$50,222	$26,056	$—	$206,511	$301,780
Unscheduled	46,479	17,682	57,385	65,776	—	—	187,322
June 30, 2013	$53,721	$29,431	$107,607	$91,832	$—	$206,511	$489,102

Scheduled	$34,014	$28,453	$37,262	$29,918	$22,509	$77,925	$230,081
Unscheduled	101,180	26,417	64,021	59,743	—	—	251,361
March 31, 2013	$135,194	$54,870	$101,283	$89,661	$22,509	$77,925	$481,442

Scheduled	$3,691	$28,695	$12,347	$17,299	$—	$3,600	$65,632
Unscheduled	43,414	35,655	91,679	68,687	—	—	239,435
December 31, 2012	$47,105	$64,350	$104,026	$85,986	$—	$3,600	$305,067

Scheduled	$25,076	$13,918	$22,173	$21,357	$24,260	$251,801	$358,585
Unscheduled	97,030	20,869	69,828	73,578	3,927	—	265,232
September 30, 2012	$122,106	$34,787	$92,001	$94,935	$28,187	$251,801	$623,817

Scheduled	$10,252	$13,624	$18,501	$23,587	$3,564	$151,001	$220,529
Unscheduled	85,241	13,295	44,239	92,481	—	—	235,256
June 30, 2012	$95,493	$26,919	$62,740	$116,068	$3,564	$151,001	$455,785

For the year ended:
Scheduled	$82,440	$77,702	$170,690	$94,672	$61,400	$846,011	$1,332,915
Unscheduled	286,825	67,917	264,314	195,684	5,259	—	819,999
December 31, 2013	$369,265	$145,619	$435,004	$290,356	$66,659	$846,011	$2,152,914

Scheduled	$75,975	$76,997	$92,649	$88,804	$46,272	$502,102	$882,799
Unscheduled	302,364	93,765	271,444	293,445	3,927	—	964,945
December 31, 2012	$378,339	$170,762	$364,093	$382,249	$50,199	$502,102	$1,847,744

Table 23

Outstanding Balance of Farmer Mac Loans, Guarantees and LTSPCs, and USDA Guarantees
	Farm & Ranch			USDA Guarantees	Rural Utilities	Institutional Credit
	Loans	Guaranteed Securities	LTSPCs	USDA Securities	Loans	AgVantage	Total
	(in thousands)
As of:
June 30, 2014	$2,327,167	$704,376	$2,279,121	$1,710,335	$1,012,313	$6,039,230	$14,072,542
March 31, 2014	2,222,958	731,574	2,339,443	1,686,696	1,027,246	6,100,286	14,108,203
December 31, 2013	2,135,467	765,751	2,261,862	1,687,117	1,052,251	6,047,864	13,950,312
September 30, 2013	1,950,704	801,703	2,283,341	1,676,793	1,017,774	6,055,951	13,786,266
June 30, 2013	1,876,958	827,069	2,213,462	1,667,170	1,049,920	5,960,939	13,595,518
March 31, 2013	1,704,544	856,500	2,221,565	1,648,105	1,039,698	5,967,450	13,437,862
December 31, 2012	1,679,851	911,370	2,156,068	1,615,579	1,031,945	5,620,375	13,015,188
September 30, 2012	1,545,401	975,720	1,881,836	1,599,226	975,307	5,490,569	12,468,059
June 30, 2012	1,534,625	1,010,507	1,858,080	1,579,187	976,651	5,291,370	12,250,420

Table 24

Outstanding Balance of Loans Held, On-Balance Sheet AgVantage Securities, and USDA Securities
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
June 30, 2014	$4,955,560	$1,881,625	$3,247,011	$10,084,196
March 31, 2014	4,890,979	1,834,352	3,304,094	10,029,425
December 31, 2013	4,980,500	1,827,744	3,113,224	9,921,468
September 30, 2013	4,970,420	1,802,255	2,924,785	9,697,460
June 30, 2013	4,714,119	1,871,225	2,964,004	9,549,348
March 31, 2013	4,670,617	1,797,456	2,883,474	9,351,547
December 31, 2012	4,483,454	1,803,866	2,648,103	8,935,423
September 30, 2012	4,904,265	1,213,588	2,473,086	8,590,939
June 30, 2012	5,035,743	1,259,568	2,063,490	8,358,801

The following table presents the quarterly net effective spread by business segment:

Table 25

	Net Effective Spread by Business Segment
	Farm & Ranch		USDA Guarantees		Rural Utilities		Institutional Credit		Corporate		Net Effective Spread
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
For the quarter ended:
June 30, 2014	$7,820	1.64%	$4,159	0.99%	$2,953	1.16%	$7,257	0.57%	$4,160	0.57%	$26,349	0.84%
March 31, 2014 (1)	7,114	1.53%	3,784	0.91%	1,990	0.73%	6,672	0.53%	4,142	0.56%	23,702	0.75%
December 31, 2013 (1)	10,113	2.20%	4,022	0.97%	2,379	0.89%	6,210	0.49%	4,420	0.58%	27,144	0.85%
September 30, 2013	7,980	1.86%	4,505	1.09%	2,974	1.12%	6,205	0.49%	4,117	0.57%	25,781	0.83%
June 30, 2013	8,228	2.08%	4,508	1.12%	3,056	1.14%	5,977	0.48%	4,294	0.63%	26,063	0.87%
March 31, 2013	8,083	2.20%	4,694	1.17%	3,183	1.20%	5,863	0.50%	4,440	0.61%	26,263	0.90%
December 31, 2012	7,936	2.24%	4,718	1.21%	3,154	1.22%	5,970	0.52%	4,682	0.61%	26,460	0.91%
September 30, 2012	8,317	2.49%	4,375	1.13%	3,260	1.29%	6,096	0.55%	5,208	0.66%	27,256	0.95%
June 30, 2012	8,980	2.78%	4,398	1.16%	2,995	1.22%	5,954	0.56%	4,881	0.67%	27,208	0.99%

(1)
First quarter 2014 includes the impact of spread compression in the Rural Utilities line of business from the early refinancing of loans (41 basis points). Fourth quarter 2013 includes the impact in net effective spread in the Farm & Ranch line of business of one-time adjustments for recovered buyout interest and yield maintenance (40 basis points in aggregate) and the impact of spread compression in the Rural Utilities line of business from the early refinancing of loans (26 basis points).

The following table presents quarterly core earnings reconciled to net income attributable to common stockholders:
Table 26

Core Earnings by Quarter Ended
	June 2014	March 2014	December 2013	September 2013	June 2013	March 2013	December 2012	September 2012	June 2012
	(in thousands)
Revenues:
Net effective spread (1)	$26,349	$23,702	$27,144	$25,781	$26,063	$26,263	$26,460	$27,256	$27,209
Guarantee and commitment fees	6,916	7,049	7,130	7,046	6,954	6,792	6,764	6,591	6,607
Other (2)	(520)	(410)	427	(466)	3,274	186	393	384	(294)
Total revenues	32,745	30,341	34,701	32,361	36,291	33,241	33,617	34,231	33,522

Credit related (income)/expense:
(Release of)/provision for losses	(2,557)	674	12	(36)	(704)	1,176	1,157	94	174
REO operating expenses	59	2	3	35	259	126	47	66	15
(Gains)/losses on sale of REO	(168)	3	(26)	(39)	(1,124)	(47)	(629)	13	(262)
Total credit related (income)/expense	(2,666)	679	(11)	(40)	(1,569)	1,255	575	173	(73)

Operating expenses:
Compensation and employee benefits	4,889	4,456	4,025	4,523	4,571	4,698	5,752	4,375	4,574
General and administrative	3,288	2,794	3,104	2,827	2,715	2,917	2,913	2,788	2,664
Regulatory fees	594	594	594	593	594	594	594	562	562
Total operating expenses	8,771	7,844	7,723	7,943	7,880	8,209	9,259	7,725	7,800

Net earnings	26,640	21,818	26,989	24,458	29,980	23,777	23,783	26,333	25,795
Income tax (benefit)/expense (3)	(4,734)	4,334	5,279	6,263	7,007	6,081	5,914	6,682	6,627
Non-controlling interest	5,819	5,547	5,546	5,547	5,547	5,547	5,546	5,547	5,547
Preferred stock dividends	2,308	952	882	881	881	851	720	719	720
Core earnings	$23,247	$10,985	$15,282	$11,767	$16,545	$11,298	$11,603	$13,385	$12,901

Reconciling items (after-tax effects):
Unrealized (losses)/gains on financial derivatives and hedging activities	(3,053)	(2,395)	8,003	4,632	11,021	5,712	4,719	3,456	(14,035)
Unrealized (losses)/gains on trading assets	(46)	426	(50)	(407)	(212)	136	1,778	(286)	(2,006)
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(179)	(8,027)	(10,864)	(421)	(564)	(618)	(4,534)	(873)	(901)
Net effects of settlements on agency forwards	236	(176)	114	(158)	955	(338)	(102)	699	(250)
Lower of cost or fair value adjustments on loans held for sale	—	—	—	—	—	—	(3,863)	—	—
Net income/(loss) attributable to common stockholders	$20,205	$813	$12,485	$15,413	$27,745	$16,190	$9,601	$16,381	$(4,291)

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

(2)	First quarter 2014 includes additional hedging costs of $0.6 million. Fourth quarter 2013 includes gains on the repurchase of debt of $1.5 million, partially offset by realized losses on the sale of available-for-sale securities of $0.9 million and additional hedging costs of $0.2 million. Second quarter 2013 includes $3.1 million of realized gains from the sale of an available-for-sale investment security.

(3)
Second quarter 2014 reflects a reduction of $11.6 million of tax valuation allowance against capital loss carryforwards related to expected capital gains on securities sold, not yet purchased. First quarter 2014 and fourth quarter 2013 reflect a reduction in tax valuation allowance of $0.9 million and $2.1 million, respectively, associated with certain gains on investment portfolio assets. Second quarter 2013 includes the reduction of $1.1 million of tax valuation allowance against capital loss carryforwards related to realized gains from the sale of an available-for-sale investment security.

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

(a) Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this report, is recorded, processed, summarized, and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Farmer Mac's management on a timely basis to allow decisions regarding required disclosure. Management, including Farmer Mac's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Farmer Mac's disclosure controls and procedures (as defined under Rules 13a‑15(e) and 15d‑15(e) of the Exchange Act) as of June 30, 2014.

Farmer Mac carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Farmer Mac's disclosure controls and procedures were effective as of June 30, 2014.

(b) Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

None.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 13, 2014, and in Farmer Mac's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on May 12, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Farmer Mac is a federally chartered instrumentality of the United States and its debt and equity securities are exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933.

During second quarter 2014, the following transactions related to Farmer Mac's equity securities that were not registered under the Securities Act of 1933 and not otherwise reported on a Current Report on Form 8-K occurred:

Class C non-voting common stock. Under Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 176 shares of its Class C non-voting common stock on April 11, 2014 to the five directors who elected to receive stock in lieu of their cash retainers. Farmer Mac calculated the number of shares issued to the directors based on a price of $33.25 per share, which was the closing price of the Class C non-voting common stock on March 31, 2014 as reported by the New York Stock Exchange.

On April 21, 2014, Farmer Mac granted stock appreciation rights under its 2008 Omnibus Incentive Plan with respect to an aggregate of 58,000 shares of Class C non-voting common stock, at an exercise price of $35.60 per share, to seventeen employees as incentive compensation. On that same day, Farmer Mac also granted 1,549 shares of restricted stock to one employee under its 2008 Omnibus Incentive Plan. All of those shares of restricted stock will "cliff" vest three years after the grant date if the employee remains employed by Farmer Mac at that time.

Series C Preferred Stock. On June 20, 2014, Farmer Mac issued $75.0 million (3,000,000 shares) of its Series C Preferred Stock. The Series C Preferred Stock has a liquidation preference of $25.00 per share, for net cash proceeds to Farmer Mac of $73,520,250 ($75.0 million in gross proceeds less underwriting discount). BofA Merrill Lynch served as sole book-running manager for this transaction, and Compass Point Research & Trading, LLC, Sidoti & Company, LLC, and Sterne, Agee & Leach, Inc. served as co-managers. The Series C Preferred Stock was offered in reliance on an exemption from registration under Section 3(a)(2) of the Securities Act of 1933. The Series C Preferred Stock is not convertible or exchangeable into any other class or series of equity of Farmer Mac.

(b)	Not applicable.

(c)	None.

Item 3. Defaults Upon senior Securities

(a) None.

(b) None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

(a) None.

(b) None.

Item 6. Exhibits

*	3.1	—	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Food, Conservation and Energy Act of 2008 (Previously filed as Exhibit to Form 10-Q filed August 12, 2008).
*	3.2	—	Amended and Restated By-Laws of the Registrant (Previously filed as Exhibit 3.1 to Form 8-K filed June 9, 2014).
*	4.1	—	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Previously filed as Exhibit 4.1 to Form 10-Q filed May 15, 2003).
*	4.2	—	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Previously filed as Exhibit 4.2 to Form 10-Q filed May 15, 2003).
*	4.3	—	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Previously filed as Exhibit 4.3 to Form 10-Q filed May 15, 2003).
*	4.4	—	Specimen Certificate for 5.875% Non-Cumulative Preferred Stock, Series A (Previously filed as Exhibit 4.4.1 to Form 10-Q filed May 9, 2013).
*	4.4.1	—	Certificate of Designation of Terms and Conditions of 5.875% Non-Cumulative Preferred Stock, Series A (Previously filed as Exhibit 4.1 to Form 8-A filed January 17, 2013).
*	4.5	—	Specimen Certificate for 6.875% Non-Cumulative Preferred Stock, Series B (Previously filed as Exhibit 4.5 to Form 10-Q filed May 12, 2014).
*	4.5.1	—	Certificate of Designation of Terms and Conditions of 6.875% Non-Cumulative Preferred Stock, Series B (Previously filed as Exhibit 4.1 to Form 8-A filed March 25, 2014).
**	4.6	—	Specimen Certificate for 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C.
*	4.6.1	—	Certificate of Designation of Terms and Conditions of 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.1 to Form 8-A filed June 20, 2014).
*†	10.1	—	Description of compensation arrangement between Farmer Mac and its directors (Previously filed as Exhibit 10.1 to Form 10-Q filed May 12, 2014).
*	21	—	List of the Registrant's subsidiaries (Previously filed as Exhibit 21 to Form 10-K filed March 16, 2010).
**	31.1	—
Certification of Registrant's principal executive officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Registrant's principal executive officer and principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Timothy L. Buzby		August 11, 2014
By:	Timothy L. Buzby	Date
President and Chief Executive Officer
(Principal Executive Officer)

/s/ R. Dale Lynch		August 11, 2014
By:	R. Dale Lynch	Date
Senior Vice President – Chief Financial Officer
(Principal Financial Officer)