Form 10-Q
period 2014-09-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2014-11-10
CIK 845877

As filed with the Securities and Exchange Commission on November 10, 2014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
Commission File Number 001-14951
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
Yes        ☐                                No           ☒
As of November 3, 2014, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock and 9,404,710 shares of Class C non-voting common stock.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of
	September 30, 2014	December 31, 2013
	(in thousands)
Assets:
Cash and cash equivalents	$627,670	$749,313
Securities purchased under agreements to resell	1,630,427	—
Investment securities:
Available-for-sale, at fair value	1,984,983	2,483,147
Trading, at fair value	777	928
Total investment securities	1,985,760	2,484,075
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value	3,356,775	5,091,600
Held-to-maturity, at amortized cost	1,652,631	—
Total Farmer Mac Guaranteed Securities	5,009,406	5,091,600
USDA Securities:
Available-for-sale, at fair value	1,687,881	1,553,669
Trading, at fair value	42,964	58,344
Total USDA Securities	1,730,845	1,612,013
Loans:
Loans held for investment, at amortized cost	2,689,531	2,570,125
Loans held for investment in consolidated trusts, at amortized cost	670,140	629,989
Allowance for loan losses	(6,326)	(6,866)
Total loans, net of allowance	3,353,345	3,193,248
Real estate owned, at lower of cost or fair value	1,182	2,617
Financial derivatives, at fair value	5,743	19,718
Interest receivable (includes $4,256 and $9,276, respectively, related to consolidated trusts)	65,522	107,201
Guarantee and commitment fees receivable	42,078	43,904
Deferred tax asset, net	39,781	44,045
Prepaid expenses and other assets	33,938	14,046
Total Assets	$14,525,697	$13,361,780

Liabilities and Equity:
Liabilities:
Notes payable:
Due within one year	$6,332,887	$7,338,781
Due after one year	5,186,393	5,001,169
Total notes payable	11,519,280	12,339,950
Securities sold, not yet purchased	1,657,901	—
Debt securities of consolidated trusts held by third parties	400,012	261,760
Financial derivatives, at fair value	69,995	75,708
Accrued interest payable (includes $2,731 and $2,823, respectively, related to consolidated trusts)	34,853	53,772
Guarantee and commitment obligation	38,957	39,667
Accounts payable and accrued expenses	18,019	9,986
Reserve for losses	4,280	6,468
Total Liabilities	13,743,297	12,787,311
Commitments and Contingencies (Note 6)
Equity:
Preferred stock:
Series A, par value $25 per share, 2,400,000 shares authorized, issued and outstanding	58,333	58,333
Series B, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,061	—
Series C, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,379	—
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,404,592 shares and 9,354,804 shares outstanding, respectively	9,405	9,355
Additional paid-in capital	112,861	110,722
Accumulated other comprehensive income/(loss), net of tax	21,080	(16,202)
Retained earnings	196,897	168,877
Total Stockholders' Equity	546,547	332,616
Non-controlling interest - preferred stock	235,853	241,853
Total Equity	782,400	574,469
Total Liabilities and Equity	$14,525,697	$13,361,780
See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands except per share amounts)
Interest income:
Investments and cash equivalents	$4,507	$5,263	$14,845	$16,468
Farmer Mac Guaranteed Securities and USDA Securities	30,004	32,746	90,373	96,072
Loans	26,371	24,966	67,157	73,678
Total interest income	60,882	62,975	172,375	186,218
Total interest expense	48,886	34,787	126,114	101,499
Net interest income	11,996	28,188	46,261	84,719
(Provision for)/release of loan losses	(511)	499	499	598
Net interest income after (provision for)/release of loan losses	11,485	28,687	46,760	85,317
Non-interest income:
Guarantee and commitment fees	6,172	6,819	19,093	20,190
Gains/(losses) on financial derivatives and hedging activities	808	3,024	(12,468)	22,501
Gains/(losses) on trading securities	16,369	(626)	24,772	(743)
(Losses)/gains on sale of available-for-sale investment securities	(396)	—	(238)	3,073
Gains on sale of real estate owned	—	39	165	1,210
Other income	502	565	794	2,518
Non-interest income	23,455	9,821	32,118	48,749
Non-interest expense:
Compensation and employee benefits	4,693	4,523	14,038	13,792
General and administrative	3,123	2,827	9,205	8,459
Regulatory fees	593	593	1,781	1,781
Real estate owned operating costs, net	1	35	62	420
(Release of)/provision for reserve for losses	(1,315)	463	(2,188)	1,034
Non-interest expense	7,095	8,441	22,898	25,486
Income before income taxes	27,845	30,067	55,980	108,580
Income tax expense	7,564	8,226	55	29,978
Net income	20,281	21,841	55,925	78,602
Less: Net income attributable to non-controlling interest - preferred stock dividends	(5,412)	(5,547)	(16,778)	(16,641)
Net income attributable to Farmer Mac	14,869	16,294	39,147	61,961
Preferred stock dividends	(3,283)	(881)	(6,543)	(2,613)
Net income attributable to common stockholders	$11,586	$15,413	$32,604	$59,348

Earnings per common share and dividends:
Basic earnings per common share	$1.06	$1.42	$2.99	$5.50
Diluted earnings per common share	$1.02	$1.37	$2.87	$5.30
Common stock dividends per common share	$0.14	$0.12	$0.42	$0.36
See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands)
Net income	$20,281	$21,841	$55,925	$78,602
Other comprehensive (loss)/income, net of tax:
Unrealized holding gains/(losses) on available-for-sale securities (1)	2,070	(8,675)	46,612	(35,053)
Unrealized gains/(losses) on cash flow hedges (2)	30	—	(99)	—
Less reclassification adjustments included in:
Gains/(losses) on financial derivatives and hedging activities (3)	(3,131)	(3,087)	(9,338)	(9,506)
(Losses)/gains on sale of available-for-sale investment securities (4)	258	—	155	(1,997)
Other income (5)	(70)	(130)	(48)	(585)
Other comprehensive (loss)/income	(843)	(11,892)	37,282	(47,141)
Comprehensive income	19,438	9,949	93,207	31,461
Less: Comprehensive income attributable to noncontrolling interest - preferred stock dividends	(5,412)	(5,547)	(16,778)	(16,641)
Comprehensive income attributable to Farmer Mac	$14,026	$4,402	$76,429	$14,820

(1)
Presented net of income tax expense of $1.1 million and benefit of $4.7 million for the three months ended September 30, 2014 and 2013, respectively, and income tax expense of $25.1 million and benefit of $18.9 million for the nine months ended September 30, 2014 and 2013, respectively.

(2)	Presented net of income tax expense of $16,000 for the three months ended September 30, 2014 and tax benefit of $0.1 million for the nine months ended September 30, 2014.

(3)
Relates to the amortization of the unrealized gains on the hedged items prior to application of hedge accounting. Presented net of income tax benefit of $1.7 million for both the three months ended September 30, 2014 and 2013, and tax benefit of $5.0 million and $5.1 million for the nine months ended September 30, 2014 and 2013, respectively.

(4)
Represents realized gains on sales of available-for-sale investment securities. Presented net of income tax expense of $0.1 million for the three months ended September 30, 2014. There were no sales of available-for-sale investment securities for the three months ended September 30, 2013. Presented net of income tax expense of $0.1 million and tax benefit of $1.1 million for the nine months ended September 30, 2014 and 2013, respectively.

(5)
Represents amortization of deferred gains related to certain available-for-sale USDA Securities and Farmer Mac Guaranteed Securities. Presented net of income tax benefit of $38,000 and $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and income tax benefit of $26,000 and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively.

See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	For the Nine Months Ended
	September 30, 2014		September 30, 2013
	Shares	Amount	Shares	Amount
	(in thousands)
Preferred stock:
Balance, beginning of period	2,400	$58,333	58	$57,578
Issuance of Series A preferred stock	—	—	2,400	58,333
Issuance of Series B preferred stock	3,000	73,061	—	—
Issuance of Series C preferred stock	3,000	73,379	—	—
Redemption of retired Series C preferred stock (retired on January 17, 2013)	—	—	(58)	(57,578)
Balance, end of period	8,400	$204,773	2,400	$58,333
Common stock:
Balance, beginning of period	10,886	$10,886	10,702	$10,702
Issuance of Class C common stock	50	50	158	158
Balance, end of period	10,936	$10,936	10,860	$10,860
Additional paid-in capital:
Balance, beginning of period		$110,722		$106,617
Stock-based compensation expense		2,182		2,287
Issuance of Class C common stock		16		19
Tax effect of stock-based awards		(59)		752
Balance, end of period		$112,861		$109,675
Retained earnings:
Balance, beginning of period		$168,877		$102,243
Net income attributable to Farmer Mac		39,147		61,961
Cash dividends:
Preferred stock, Series A ($1.1016 per share in 2014 and $1.0322 per share in 2013)		(2,644)		(2,477)
Preferred stock, Series B ($0.8330 per share)		(2,649)		—
Preferred stock, Series C ($0.4167 per share)		(1,250)		—
Preferred stock, retired Series C ($2.36 per share, retired on January 17, 2013)		—		(136)
Common stock ($0.42 per share in 2014 and $0.36 per share in 2013)		(4,584)		(3,892)
Balance, end of period		$196,897		$157,699
Accumulated other comprehensive income:
Balance, beginning of period		$(16,202)		$73,969
Other comprehensive income/(loss), net of tax		37,282		(47,141)
Balance, end of period		$21,080		$26,828
Total Stockholders' Equity		$546,547		$363,395
Non-controlling interest - preferred stock:
Balance, beginning of period		$241,853		$241,853
Purchase of interest - Non-controlling interest - preferred stock		(6,000)		—
Balance, end of period		$235,853		$241,853
Total Equity		$782,400		$605,248

See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30, 2014	September 30, 2013
	(in thousands)
Cash flows from operating activities:
Net income	$55,925	$78,602
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums, and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Securities	16,624	7,716
Amortization of debt premiums, discounts and issuance costs	7,384	9,119
Net change in fair value of trading securities, hedged assets, and financial derivatives	3,537	(32,126)
Losses/(gains) on sale of available-for-sale investment securities	238	(3,073)
Gains on sale of real estate owned	(165)	(1,210)
Total (release of)/provision for losses	(2,687)	436
Deferred income taxes	(16,340)	10,400
Stock-based compensation expense	2,183	2,287
Proceeds from repayment of trading investment securities	541	656
Proceeds from repayment of loans purchased as held for sale	95,194	149,675
Net change in:
Interest receivable	41,679	32,754
Guarantee and commitment fees receivable	1,826	(1,707)
Other assets	(19,179)	48,887
Securities sold not yet purchased	1,657,901	—
Accrued interest payable	(18,919)	(14,319)
Other liabilities	4,910	37
Net cash provided by operating activities	1,830,652	288,134
Cash flows from investing activities:
Net change in securities purchased under agreements to resell	(1,630,427)	—
Purchases of available-for-sale investment securities	(1,171,063)	(1,141,601)
Purchases of Farmer Mac Guaranteed Securities and USDA Securities	(1,074,019)	(1,281,956)
Purchases of loans held for investment	(567,774)	(624,702)
Purchases of defaulted loans	(440)	(6,704)
Proceeds from repayment of available-for-sale investment securities	894,475	1,026,745
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Securities	1,098,901	776,599
Proceeds from repayment of loans purchased as held for investment	303,905	216,506
Proceeds from sale of available-for-sale investment securities	770,149	170,614
Proceeds from sale of Farmer Mac Guaranteed Securities	169,820	64,609
Proceeds from sale of real estate owned	1,224	3,774
Net cash used in investing activities	(1,205,249)	(796,116)
Cash flows from financing activities:
Proceeds from issuance of discount notes	32,008,889	49,070,788
Proceeds from issuance of medium-term notes	2,644,707	2,273,350
Payments to redeem discount notes	(33,360,658)	(49,534,649)
Payments to redeem medium-term notes	(2,121,000)	(1,362,000)
Excess tax benefits related to stock-based awards	57	995
Payments to third parties on debt securities of consolidated trusts	(34,080)	(54,154)
Proceeds from common stock issuance	209	1,477
Proceeds from Series A Preferred stock issuance	—	58,333
Proceeds from Series B Preferred stock issuance	73,061	—
Proceeds from Series C Preferred stock issuance	73,379	—
Retirement of Series C Preferred stock	—	(57,578)
Purchase of interest - Non-controlling interest - preferred stock	(6,000)	—
Dividends paid - Non-controlling interest - preferred stock	(16,778)	(16,641)
Dividends paid on common and preferred stock	(8,832)	(5,790)
Net cash (used in)/provided by financing activities	(747,046)	374,131
Net decrease in cash and cash equivalents	(121,643)	(133,851)
Cash and cash equivalents at beginning of period	749,313	785,564
Cash and cash equivalents at end of period	$627,670	$651,713
 See accompanying notes to consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ACCOUNTING POLICIES

The interim unaudited consolidated financial statements of the Federal Agricultural Mortgage Corporation ("Farmer Mac") and subsidiaries have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Farmer Mac and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted as permitted by SEC rules and regulations. The December 31, 2013 consolidated balance sheet presented in this report has been derived from Farmer Mac's audited 2013 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2013 consolidated financial statements of Farmer Mac and subsidiaries included in Farmer Mac's Current Report on Form 8-K filed with the SEC on June 6, 2014 (the "Segment Recast 8-K"). The Segment Recast 8-K describes Farmer Mac's significant accounting policies, which include its policies on Principles of Consolidation; Cash and Cash Equivalents and Statements of Cash Flows; Investment Securities, Farmer Mac Guaranteed Securities, and USDA Securities; Loans; Securitization of Loans; Non-accrual Loans; Real Estate Owned; Financial Derivatives; Notes Payable; Allowance for Losses; Earnings Per Common Share; Income Taxes; Stock-Based Compensation; Comprehensive Income; Long-Term Standby Purchase Commitments; Fair Value Measurement; and Consolidation of Variable Interest Entities ("VIEs"). Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year. Presented below are Farmer Mac's significant accounting policies that contain updated information for the three and nine month periods ended September 30, 2014.

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

The following tables present, by line of business, details about the consolidation of VIEs:

Table 1.1

	Consolidation of Variable Interest Entities
	As of September 30, 2014
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost (1)	$398,992	$—	$271,148	$—	$—	$670,140
Debt securities of consolidated trusts held by third parties (2)	400,012	—	—	—	—	400,012
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value (3)	—	20,449	—	32,631	—	53,080
Maximum exposure to loss (4)	—	20,449	—	30,000	—	50,449
Investment securities:
Carrying value (5)	—	—	—	—	447,550	447,550
Maximum exposure to loss (4) (5)	—	—	—	—	450,505	450,505
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (4) (6)	677,814	14,693	—	970,000	—	1,662,507
(1) Includes unamortized premiums related to the Rural Utilities line of business of $3.8 million.
(2) Includes borrower remittances of $1.0 million. The borrower remittances have not been passed through to third party investors as of September 30, 2014.
(3) Includes an immaterial amount of unamortized premiums and discounts related to the USDA Guarantees line of business. Includes fair value adjustments related to the Institutional Credit line of business of $2.6 million.
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

A guarantee by Farmer Mac of timely payment of principal and interest is an explicit element of the terms of all Farmer Mac Guaranteed Securities.  When Farmer Mac retains such securities in its portfolio, that guarantee is not extinguished.  For Farmer Mac Guaranteed Securities held in Farmer Mac's portfolio, Farmer Mac has entered into guarantee arrangements with FMMSC.  The guarantee fee rate established between Farmer Mac and FMMSC is an element in determining the fair value of these Farmer Mac Guaranteed Securities, and guarantee fees related to these securities are reflected in guarantee and commitment fees in the consolidated statements of operations.  These guarantee fees totaled $2.4 million and $7.7 million for the three and nine months ended September 30, 2014, respectively, compared to $2.8 million and $8.2 million for the same periods in 2013. The corresponding expense of FMMSC has been eliminated against interest income in consolidation.  All other inter-company balances and transactions have been eliminated in consolidation.

Transfers of Financial Assets and Liabilities

Securities purchased under agreements to resell are treated as collateralized lending transactions. Farmer Mac's counterparties are required to pledge collateral for transactions involving securities purchased under agreements to resell. Farmer Mac considers the types of securities being pledged as collateral when determining how much to lend in these transactions. Additionally, on a daily basis, Farmer Mac reviews the fair values of these securities compared to amounts loaned and derivative counterparty collateral posting thresholds in an effort to minimize exposure to losses. These transactions are reported as securities purchased under agreements to resell in the consolidated balance sheets except for securities purchased under agreements to resell on an overnight basis, which are included in cash and cash equivalents in the consolidated balance sheets. Farmer Mac records securities purchased under agreements to resell at the amount loaned in the consolidated balance sheets. The resulting fees for these transactions are included in interest income in the consolidated statements of operations. As of September 30, 2014, the fair value of non-cash collateral accepted for securities purchased under agreements to resell or similar arrangements was $1.6 billion, all of which could be sold or repledged; $1.6 billion of the underlying collateral was sold or repledged as of September 30, 2014. There were no securities purchased under agreements to resell as of December 31, 2013.

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

The following table sets forth information regarding certain cash and non-cash transactions for the nine months ended September 30, 2014 and 2013:

Table 1.2

	For the Nine Months Ended
	September 30, 2014	September 30, 2013
	(in thousands)
Cash paid during the period for:
Interest	$113,680	$90,052
Income taxes	12,750	17,000
Non-cash activity:
Real estate owned acquired through loan liquidation	—	1,443
Loans acquired and securitized as Farmer Mac Guaranteed Securities	169,820	64,609
Purchases of investment securities traded, not yet settled	—	57,001
Consolidation of Farm & Ranch Guaranteed Securities from off-balance sheet to loans held for investment in consolidated trusts and to debt securities of consolidated trusts held by third parties	172,268	64,609
Transfers of loans held for sale to loans held for investment	—	673,991
Transfers of available-for-sale Farmer Mac Guaranteed Securities to held-to-maturity	1,589,775	—

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

Basic earnings per common share ("EPS") is based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per common share is based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options, stock appreciation rights ("SARs"), and non-vested restricted stock awards.  The following schedule reconciles basic and diluted EPS for the three and nine months ended September 30, 2014 and 2013:

Table 1.3

	For the Three Months Ended
	September 30, 2014			September 30, 2013
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$11,586	10,930	$1.06	$15,413	10,843	$1.42
Effect of dilutive securities (1):
Stock options, SARs and restricted stock	—	442	(0.04)	—	370	(0.05)
Diluted EPS	$11,586	11,372	$1.02	$15,413	11,213	$1.37

(1)
For the three months ended September 30, 2014 and 2013, stock options and SARs of 118,583 and 36,983, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the three months ended September 30, 2014 and 2013, contingent shares of non-vested restricted stock of 42,514 and 44,894, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions were not met.

	For the Nine Months Ended
	September 30, 2014			September 30, 2013
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$32,604	10,914	$2.99	$59,348	10,799	$5.50
Effect of dilutive securities (1):
Stock options, SARs and restricted stock	—	446	(0.12)	—	392	(0.20)
Diluted EPS	$32,604	11,360	$2.87	$59,348	11,191	$5.30

(1)
For the nine months ended September 30, 2014 and 2013, stock options and SARs of 91,011 and 43,640, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the nine months ended September 30, 2014 and 2013, contingent shares of non-vested restricted stock of 38,874 and 38,363, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions were not met.

(c)	Reclassifications

Certain reclassifications of prior period information were made to conform to the current period presentation.

2.	INVESTMENT SECURITIES

The following tables present the amount outstanding, amortized cost, and fair values of Farmer Mac's investment securities as of September 30, 2014 and December 31, 2013:

Table 2.1

	As of September 30, 2014
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$46,600	$—	$46,600	$—	$(5,826)	$40,774
Floating rate asset-backed securities	108,276	(108)	108,168	181	(24)	108,325
Floating rate corporate debt securities	10,000	—	10,000	126	—	10,126
Fixed rate corporate debt securities	30,000	(16)	29,984	97	—	30,081
Floating rate Government/GSE guaranteed mortgage-backed securities	627,432	3,631	631,063	5,054	(279)	635,838
Fixed rate GSE guaranteed mortgage-backed securities (1)	892	3,648	4,540	3,731	—	8,271
Floating rate GSE subordinated debt	70,000	—	70,000	—	(6,615)	63,385
Fixed rate GSE preferred stock	78,500	17	78,517	—	(17)	78,500
Fixed rate taxable municipal bonds	3,960	2	3,962	1	—	3,963
Floating rate U.S. Treasuries	75,000	(12)	74,988	27	—	75,015
Fixed rate U.S. Treasuries	930,000	555	930,555	154	(4)	930,705
Total available-for-sale	1,980,660	7,717	1,988,377	9,371	(12,765)	1,984,983
Trading:
Floating rate asset-backed securities	3,012	—	3,012	—	(2,235)	777
Total investment securities	$1,983,672	$7,717	$1,991,389	$9,371	$(15,000)	$1,985,760

(1)	Fair value includes $7.3 million of an interest-only security with a notional amount of $152.4 million.

	As of December 31, 2013
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$74,100	$—	$74,100	$—	$(8,815)	$65,285
Floating rate asset-backed securities	166,185	(217)	165,968	195	(59)	166,104
Floating rate corporate debt securities	109,345	(3)	109,342	445	(18)	109,769
Fixed rate corporate debt securities	55,000	48	55,048	97	(4)	55,141
Floating rate Government/GSE guaranteed mortgage-backed securities	612,413	4,336	616,749	4,955	(435)	621,269
Fixed rate GSE guaranteed mortgage-backed securities (1)	1,173	3,966	5,139	3,518	—	8,657
Floating rate GSE subordinated debt	70,000	—	70,000	—	(6,615)	63,385
Fixed rate GSE preferred stock	78,500	365	78,865	4,296	—	83,161
Fixed rate taxable municipal bonds	30,595	84	30,679	5	(3)	30,681
Fixed rate senior agency debt	523,691	294	523,985	107	(30)	524,062
Fixed rate U.S. Treasuries	754,405	1,141	755,546	95	(8)	755,633
Total available-for-sale	2,475,407	10,014	2,485,421	13,713	(15,987)	2,483,147
Trading:
Floating rate asset-backed securities	3,553	—	3,553	—	(2,625)	928
Total investment securities	$2,478,960	$10,014	$2,488,974	$13,713	$(18,612)	$2,484,075

(1)	Fair value includes $7.4 million of an interest-only security with a notional amount of $152.4 million.

During the three months ended September 30, 2014, Farmer Mac received proceeds of $39.7 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized losses of $0.5 million and gross realized gains of $0.1 million. Farmer Mac did not sell any securities from its available-for-sale investment portfolio during the three months ended September 30, 2013. During the nine months ended September 30, 2014, Farmer Mac received proceeds of $770.1 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized losses of $0.8 million and gross realized gains of $0.6 million, compared to proceeds of $170.6 million for the nine months ended September 30, 2013, resulting in gross realized gains of $3.1 million.

As of September 30, 2014 and December 31, 2013, unrealized losses on available-for-sale investment securities were as follows:

Table 2.2

	As of September 30, 2014
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$40,773	$(5,827)
Floating rate asset-backed securities	25,703	(23)	1,988	(1)
Floating rate Government/GSE guaranteed mortgage-backed securities	149,196	(269)	6,275	(9)
Floating rate GSE subordinated debt	—	—	63,385	(6,615)
Fixed rate GSE preferred stock	78,500	(17)	—	—
Fixed rate U.S. Treasuries	296,083	(4)	—	—
Total	$549,482	$(313)	$112,421	$(12,452)

	As of December 31, 2013
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$65,285	$(8,815)
Floating rate asset-backed securities	50,129	(59)	—	—
Floating rate corporate debt securities	19,982	(18)	—	—
Fixed rate corporate debt securities	10,058	(4)	—	—
Floating rate Government/GSE guaranteed mortgage-backed securities	161,960	(435)	—	—
Floating rate GSE subordinated debt	—	—	63,385	(6,615)
Fixed rate taxable municipal bonds	8,041	(3)	—	—
Fixed rate senior agency debt	316,273	(30)	—	—
Fixed rate U.S. Treasuries	118,056	(8)	—	—
Total	$684,499	$(557)	$128,670	$(15,430)

The unrealized losses presented above are principally due to a general widening of credit spreads from the dates of acquisition to September 30, 2014 and December 31, 2013, as applicable. The resulting decrease in fair values reflects an increase in the perceived risk by the financial markets related to those securities. As of September 30, 2014, all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government or had credit ratings of at least "AA+," except two that were rated "A-" and one that was rated "BBB+." As of December 31, 2013, all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government or had credit ratings of at least "AA+," except two that were rated "A-" and one that was rated "BBB+." The unrealized losses were on 37 and 64 individual investment securities as of September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014, 9 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $12.5 million. As of December 31, 2013, 7 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $15.4 million.  Securities in unrealized loss positions for 12 months or longer have a fair value as of September 30, 2014 that is, on average, approximately 90.0 percent of their amortized cost basis. Farmer Mac believes that all of these unrealized losses are recoverable within a reasonable period of time by way of changes in credit spreads or maturity. Accordingly, Farmer Mac has concluded that none of the unrealized losses on these available-for-sale investment securities represents other-than-temporary impairment as of September 30, 2014 and December 31, 2013. Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

Farmer Mac did not own any held-to-maturity investment securities as of September 30, 2014 and December 31, 2013. As of September 30, 2014, Farmer Mac owned trading investment securities with an amortized cost of $3.0 million, a fair value of $0.8 million, and a weighted average yield of 4.24 percent. As of December 31, 2013, Farmer Mac owned trading investment securities with an amortized cost of $3.6 million, a fair value of $0.9 million, and a weighted average yield of 4.25 percent.

The amortized cost, fair value, and weighted average yield of available-for-sale investment securities by remaining contractual maturity as of September 30, 2014 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 2.3

	As of September 30, 2014
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$954,530	$954,742	0.28%
Due after one year through five years	158,655	159,441	0.92%
Due after five years through ten years	288,764	286,868	0.78%
Due after ten years	586,428	583,932	2.38%
Total	$1,988,377	$1,984,983	1.02%

.	FARMER MAC GUARANTEED SECURITIES AND USDA SECURITIES

The following tables set forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities as of September 30, 2014 and December 31, 2013:

Table 3.1

	As of September 30, 2014
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$1,640,150	$12,481	$1,652,631	$4,236	$(604)	$1,656,263

Available-for-sale:
AgVantage	$3,323,463	$—	$3,323,463	$36,779	$(23,916)	$3,336,326
Farmer Mac Guaranteed USDA Securities	20,449	(441)	20,008	445	(4)	20,449
Total Farmer Mac Guaranteed Securities	3,343,912	(441)	3,343,471	37,224	(23,920)	3,356,775
USDA Securities	1,683,973	4,172	1,688,145	4,326	(4,590)	1,687,881
Total available-for-sale	$5,027,885	$3,731	$5,031,616	$41,550	$(28,510)	$5,044,656
Trading:
USDA Securities	$40,833	$3,969	$44,802	$130	$(1,968)	$42,964

	As of December 31, 2013
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
AgVantage	$5,066,855	$125	$5,066,980	$64,051	$(60,665)	$5,070,366
Farmer Mac Guaranteed USDA Securities	21,089	(518)	20,571	669	(6)	21,234
Total Farmer Mac Guaranteed Securities	5,087,944	(393)	5,087,551	64,720	(60,671)	5,091,600
USDA Securities	1,590,433	4,585	1,595,018	2,753	(44,102)	1,553,669
Total available-for-sale	$6,678,377	$4,192	$6,682,569	$67,473	$(104,773)	$6,645,269
Trading:
USDA Securities	$55,373	$4,972	$60,345	$193	$(2,194)	$58,344

The unrealized losses presented above are principally due to higher interest rates from the date of acquisition to September 30, 2014 and December 31, 2013, as applicable.  The credit exposure related to Farmer Mac's USDA Guarantees line of business is covered by the full faith and credit guarantee of the United States.  As of September 30, 2014, 17 AgVantage securities in loss positions that are secured by Farm & Ranch loans had been in a loss position for more than 12 months with a total unrealized loss of $15.2 million. AgVantage® is a registered trademark of Farmer Mac used to designate Farmer Mac Guaranteed Securities that are general obligations of lenders secured by pools of eligible loans, with such Farmer Mac Guaranteed Securities referred to herein as AgVantage securities. Each AgVantage security backed by agricultural mortgages requires some level of overcollateralization, or, in the case of rural utilities loans, 100 percent collateralization, and is secured by eligible loans of the issuing institution with a requirement that delinquent loans be removed from the collateral pool and then replaced with current eligible loans. Thus, Farmer Mac does not believe it will realize any of the losses presented above. Farmer Mac has concluded that none of the unrealized losses on its available-for-sale Farmer Mac Guaranteed Securities and USDA Securities are other-than-temporary impairment as of September 30, 2014 and December 31, 2013.  Farmer Mac does not intend to sell these securities, and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

During the three and nine months ended September 30, 2014 and 2013, Farmer Mac realized no gains or losses from the sale of Farmer Mac Guaranteed Securities and USDA Securities.

The amortized cost, fair value, and weighted average yield of available-for-sale and held-to-maturity Farmer Mac Guaranteed Securities and USDA Securities by remaining contractual maturity as of September 30, 2014 are set forth below. The balances presented are based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 3.2

	As of September 30, 2014
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$108,230	$103,969	0.91%
Due after one year through five years	1,606,307	1,631,275	1.87%
Due after five years through ten years	1,291,284	1,294,016	1.89%
Due after ten years	2,025,795	2,015,396	2.61%
Total	$5,031,616	$5,044,656	2.15%

	As of September 30, 2014
	Held-to-Maturity Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$558,291	$558,749	2.95%
Due after one year through five years	1,094,340	1,097,514	2.21%
Total	$1,652,631	$1,656,263	2.44%

Farmer Mac did not own any held-to-maturity Farmer Mac Guaranteed Securities or USDA Securities as of December 31, 2013. See Note 1(a) for more information about the transfer of Farmer Mac Guaranteed Securities to held-to-maturity as of January 1, 2014. As of September 30, 2014, Farmer Mac owned trading USDA Securities with an amortized cost of $44.8 million, a fair value of $43.0 million, and a weighted average yield of 5.84 percent. As of December 31, 2013, Farmer Mac owned trading USDA Securities with an amortized cost of $60.3 million, a fair value of $58.3 million, and a weighted average yield of 5.60 percent.

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

As of September 30, 2014 and December 31, 2013, Farmer Mac's credit exposure to interest rate swap counterparties, excluding netting arrangements and any adjustment for nonperformance risk, but including accrued interest, was $8.1 million and $25.1 million, respectively; however, including netting arrangements and accrued interest, Farmer Mac's credit exposure was $1.3 million and $3.3 million as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014 and December 31, 2013, Farmer Mac held no cash as collateral for its derivatives in net asset positions, resulting in uncollateralized net asset positions of $1.3 million and $3.0 million, respectively. Farmer Mac records cash held as collateral as an increase in the balance of cash and cash equivalents and an increase in the balance of accounts payable and accrued expenses.

As of September 30, 2014 and December 31, 2013, the fair value of Farmer Mac's derivatives in a net liability position including accrued interest but excluding netting arrangements and any adjustment for nonperformance risk, was $79.1 million and $92.0 million, respectively; however, including netting arrangements and accrued interest, the fair value of Farmer Mac's derivatives in a net liability position at the counterparty level, was $81.7 million and $74.8 million as of September 30, 2014 and December 31, 2013, respectively.  Farmer Mac posted cash of $29.8 million and no investment securities as of September 30, 2014 and posted cash of $9.8 million and investment securities with a fair value of $1.5 million as of December 31, 2013 as collateral for its derivatives in net liability positions.  Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets. The investment securities posted as collateral are included in the investment securities balances on the consolidated balance sheets.  If Farmer Mac had breached certain provisions of the derivative contracts as of September 30, 2014 and December 31, 2013, it could have been required to settle its obligations under the agreements or post additional collateral of $51.9 million and $63.5 million, respectively. As of September 30, 2014 and December 31, 2013, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

Effective in second quarter 2013, Farmer Mac expanded its use of centrally-cleared derivatives by clearing through a clearinghouse certain interest rate swaps. Farmer Mac posts initial and variation margin to the clearinghouses through which centrally-cleared derivatives and futures contracts are traded. These collateral postings expose Farmer Mac to institutional credit risk in the event that either the clearinghouse or the futures commission merchant that Farmer Mac uses to post collateral to the clearinghouse fails to meet its obligations. Conversely, the use of centrally-cleared derivatives mitigates Farmer Mac's credit risk to individual counterparties because clearinghouses assume the credit risk among counterparties in centrally-cleared derivatives transactions. Of Farmer Mac's $6.6 billion notional amount of interest rate swaps outstanding as of September 30, 2014, $3.8 billion were cleared through swap clearinghouses. Of Farmer Mac's $6.6 billion notional amount of interest rate swaps outstanding as of December 31, 2013, $2.3 billion were cleared through swap clearinghouses.

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements as of September 30, 2014 and December 31, 2013 and the effects of financial derivatives on the consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013:

Table 4.1

	As of September 30, 2014
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$1,000,000	$—	$(23,979)	2.47%	0.24%		4.23
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	10,000	—	(81)	2.50%	0.48%		6.20
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	492,496	1,775	(43,694)	4.23%	0.23%		7.27
Receive fixed non-callable	3,818,832	3,806	(564)	0.14%	0.24%		0.48
Receive fixed callable	296,000	—	(1,152)	0.09%	0.86%		3.05
Basis swaps	1,030,000	238	(758)	0.12%	0.29%		2.27
Agency forwards	17,352	—	(10)			98.01
Treasury futures	6,700	—	(21)			124.33
Credit valuation adjustment		(76)	264
Total financial derivatives	$6,671,380	$5,743	$(69,995)
Collateral pledged		—	29,788
Net amount		$5,743	$(40,207)

	As of December 31, 2013
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$900,000	$—	$(28,989)	2.25%	0.24%		3.25
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	10,000	68	—	2.50%	0.48%		6.95
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	806,596	7,570	(45,360)	4.63%	0.24%		4.86
Receive fixed non-callable	4,324,663	11,836	(262)	0.27%	0.70%		0.53
Receive fixed callable	175,000	83	(934)	0.10%	0.65%		3.30
Basis swaps	404,288	276	(318)	0.32%	0.29%		1.52
Agency forwards	65,704	86	—			98.91
Treasury futures	5,600	—	(1)			123.02
Credit valuation adjustment		(201)	156
Total financial derivatives	$6,691,851	$19,718	$(75,708)
Collateral pledged		—	11,320
Net amount		$19,718	$(64,388)

Table 4.2

	Gains/(losses) on financial derivatives and hedging activities
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands)
Fair value hedges:
Interest rate swaps (1)	$5,610	$4	$5,010	$23,329
Hedged items	(2,549)	2,996	4,019	(14,871)
Gains on hedging activities	3,061	3,000	9,029	8,458
No hedge designation:
Interest rate swaps	(2,074)	1,192	(19,748)	14,950
Agency forwards	(210)	(861)	(1,297)	(768)
Treasury futures	31	(307)	(452)	(139)
(Losses)/gains on financial derivatives not designated in hedging relationships	(2,253)	24	(21,497)	14,043
Gains/(losses) on financial derivatives and hedging activities	$808	$3,024	$(12,468)	$22,501

(1)
Included in the assessment of hedge effectiveness at September 30, 2014, but excluded from the amounts in the table, were losses of $2.9 million and $8.7 million for the three and nine months ended September 30, 2014, respectively, attributable to the fair value of the swaps at the inception of the hedging relationship. Accordingly, the amounts recognized as hedge ineffectiveness for the three and nine months ended September 30, 2014 were gains of $0.2 million and $0.3 million, respectively. The comparable amounts at September 30, 2013 were losses of $3.1 million and $8.0 million for the three and nine months ended September 30, 2013, respectively, attributable to the fair value of the swaps at the inception of the hedging relationship and, accordingly, losses of $0.1 million and gains of $0.5 million for the three and nine months ended September 30, 2013, respectively, attributable to hedge ineffectiveness.

5.	LOANS AND ALLOWANCE FOR LOSSES

Loans

Farmer Mac classifies loans as either held for investment or held for sale. Loans held for investment are recorded at the unpaid principal balance, net of unamortized premium or discount and other cost adjustments. Loans held for sale are reported at the lower of cost or fair value determined on a pooled basis. As of September 30, 2014 and December 31, 2013, Farmer Mac had no loans held for sale. The following table displays the composition of the loan balances as of September 30, 2014 and December 31, 2013:

Table 5.1

	As of September 30, 2014			As of December 31, 2013
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Farm & Ranch	$1,981,456	$398,992	$2,380,448	$1,875,958	$259,509	$2,135,467
Rural Utilities	711,242	267,395	978,637	698,010	354,241	1,052,251
Total unpaid principal balance (1)	2,692,698	666,387	3,359,085	2,573,968	613,750	3,187,718
Unamortized premiums, discounts and other cost basis adjustments	(3,167)	3,753	586	(3,843)	16,239	12,396
Total loans	2,689,531	670,140	3,359,671	2,570,125	629,989	3,200,114
Allowance for loan losses	(5,837)	(489)	(6,326)	(6,587)	(279)	(6,866)
Total loans, net of allowance	$2,683,694	$669,651	$3,353,345	$2,563,538	$629,710	$3,193,248

(1)	Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business.

Allowances for Losses

Farmer Mac maintains an allowance for loan losses to account for estimated probable losses on loans held and a reserve for losses to account for estimated probable losses on loans underlying long-term standby purchase commitments ("LTSPCs") and off-balance sheet Farmer Mac Guaranteed Securities.  As of September 30, 2014 and December 31, 2013, Farmer Mac recorded allowances for losses of $10.6 million and $13.3 million, respectively. See Note 3 and Note 6 for more information about Farmer Mac Guaranteed Securities.  Farmer Mac Guaranteed Securities do not include AgVantage securities with regard to the allowance for losses discussion.

Farmer Mac's allowance for losses is presented in two components on its consolidated balance sheets:

•	an "Allowance for loan losses" on loans held; and

•	a "Reserve for losses" on loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities.

The following is a summary of the changes in the total allowance for losses for the three and nine months ended September 30, 2014 and 2013:

Table 5.2

	September 30, 2014			September 30, 2013
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
For the Three Months Ended:	(in thousands)
Beginning Balance	$5,770	$5,595	$11,365	$7,368	$6,110	$13,478
Provision for/(release of) losses	511	(1,315)	(804)	(499)	463	(36)
Charge-offs	—	—	—	—	—	—
Recoveries	45	—	45	—	—	—
Ending Balance	$6,326	$4,280	$10,606	$6,869	$6,573	$13,442

For the Nine Months Ended:
Beginning Balance	$6,866	$6,468	$13,334	$11,351	$5,539	$16,890
(Release of)/provision for losses	(499)	(2,188)	(2,687)	(598)	1,034	436
Charge-offs	(86)	—	(86)	(3,884)	—	(3,884)
Recoveries	45	—	45	—	—	—
Ending Balance	$6,326	$4,280	$10,606	$6,869	$6,573	$13,442

During third quarter 2014, Farmer Mac recorded provisions to its allowance for loan losses of $0.5 million and releases to its reserve for losses of $1.3 million, primarily related to a decline in the balance of its ethanol-related Agricultural Storage and Processing portfolio. Farmer Mac recorded no charge-offs and recoveries of $45,000 to its allowance for loan losses during third quarter 2014. During third quarter 2013, Farmer Mac recorded a release of its allowance for loan losses of $0.5 million and a provision for its reserve for losses of $0.5 million. Charge-offs recorded during the nine months ended September 30, 2013 included a $3.6 million charge-off related to one ethanol loan that transitioned to real estate owned ("REO") for which Farmer Mac had previously provided a specific allowance.

The following tables present the changes in the total allowance for losses for the three and nine months ended September 30, 2014 and 2013 by commodity type:

Table 5.3

	September 30, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$2,390	$2,217	$1,311	$444	$4,999	$4	$11,365
Provision for/(release of) losses	123	74	(6)	(3)	(992)	—	(804)
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	45	—	—	—	—	45
Ending Balance	$2,513	$2,336	$1,305	$441	$4,007	$4	$10,606

For the Nine Months Ended:
Beginning Balance	$2,124	$2,186	$1,271	$454	$7,292	$7	$13,334
Provision for/(release of) losses	389	105	91	16	(3,285)	(3)	(2,687)
Charge-offs	—	—	(57)	(29)	—	—	(86)
Recoveries	—	45	—	—	—	—	45
Ending Balance	$2,513	$2,336	$1,305	$441	$4,007	$4	$10,606

	September 30, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$2,405	$2,168	$1,279	$425	$7,196	$5	$13,478
(Release of)/provision for losses	(225)	(105)	(84)	13	364	1	(36)
Charge-offs	—	—	—	—	—	—	—
Ending Balance	$2,180	$2,063	$1,195	$438	$7,560	$6	$13,442

For the Nine Months Ended:
Beginning Balance	$2,589	$2,316	$1,534	$784	$9,661	$6	$16,890
(Release of)/provision for losses	(409)	(64)	(339)	(276)	1,524	—	436
Charge-offs	—	(189)	—	(70)	(3,625)	—	(3,884)
Ending Balance	$2,180	$2,063	$1,195	$438	$7,560	$6	$13,442

The following tables present the unpaid principal balances of loans held and loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities and the related total allowance for losses by impairment method and commodity type as of September 30, 2014 and December 31, 2013:

Table 5.4

	As of September 30, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$1,528,563	$333,512	$376,526	$39,079	$29,635	$597	$2,307,912
Off-balance sheet	1,334,137	527,980	858,526	101,376	91,241	7,333	2,920,593
Total	$2,862,700	$861,492	$1,235,052	$140,455	$120,876	$7,930	$5,228,505
Individually evaluated for impairment:
On-balance sheet	$14,243	$40,315	$7,236	$10,742	$—	$—	$72,536
Off-balance sheet	3,302	3,274	5,102	1,718	—	—	13,396
Total	$17,545	$43,589	$12,338	$12,460	$—	$—	$85,932
Total Farm & Ranch loans:
On-balance sheet	$1,542,806	$373,827	$383,762	$49,821	$29,635	$597	$2,380,448
Off-balance sheet	1,337,439	531,254	863,628	103,094	91,241	7,333	2,933,989
Total	$2,880,245	$905,081	$1,247,390	$152,915	$120,876	$7,930	$5,314,437
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$1,811	$408	$541	$29	$879	$—	$3,668
Off-balance sheet	276	147	473	51	3,128	4	4,079
Total	$2,087	$555	$1,014	$80	$4,007	$4	$7,747
Individually evaluated for impairment:
On-balance sheet	$339	$1,744	$267	$308	$—	$—	$2,658
Off-balance sheet	87	37	24	53	—	—	201
Total	$426	$1,781	$291	$361	$—	$—	$2,859
Total Farm & Ranch loans:
On-balance sheet	$2,150	$2,152	$808	$337	$879	$—	$6,326
Off-balance sheet	363	184	497	104	3,128	4	4,280
Total	$2,513	$2,336	$1,305	$441	$4,007	$4	$10,606

	December 31, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$1,363,861	$295,037	$319,665	$39,940	$32,636	$359	$2,051,498
Off-balance sheet	1,279,887	567,932	912,397	109,884	138,282	8,159	3,016,541
Total	$2,643,748	$862,969	$1,232,062	$149,824	$170,918	$8,518	$5,068,039
Individually evaluated for impairment:
On-balance sheet	$21,147	$41,441	$10,844	$10,422	$—	$115	$83,969
Off-balance sheet	1,962	3,414	3,199	2,497	—	—	11,072
Total	$23,109	$44,855	$14,043	$12,919	$—	$115	$95,041
Total Farm & Ranch loans:
On-balance sheet	$1,385,008	$336,478	$330,509	$50,362	$32,636	$474	$2,135,467
Off-balance sheet	1,281,849	571,346	915,596	112,381	138,282	8,159	3,027,613
Total	$2,666,857	$907,824	$1,246,105	$162,743	$170,918	$8,633	$5,163,080
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$1,321	$325	$436	$20	$2,290	$—	$4,392
Off-balance sheet	397	159	642	42	5,002	4	6,246
Total	$1,718	$484	$1,078	$62	$7,292	$4	$10,638
Individually evaluated for impairment:
On-balance sheet	$362	$1,641	$140	$331	$—	$—	$2,474
Off-balance sheet	44	61	53	61	—	3	222
Total	$406	$1,702	$193	$392	$—	$3	$2,696
Total Farm & Ranch loans:
On-balance sheet	$1,683	$1,966	$576	$351	$2,290	$—	$6,866
Off-balance sheet	441	220	695	103	5,002	7	6,468
Total	$2,124	$2,186	$1,271	$454	$7,292	$7	$13,334

The following tables present by commodity type the unpaid principal balances, recorded investment, and specific allowance for losses related to impaired loans and the recorded investment in loans on nonaccrual status as of September 30, 2014 and December 31, 2013:

Table 5.5

	September 30, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$4,454	$11,188	$8,530	$1,914	$—	$—	$26,086
Unpaid principal balance	4,288	11,696	8,287	1,919	—	—	26,190
With a specific allowance:
Recorded investment (1)	13,448	32,705	3,764	10,484	—	—	60,401
Unpaid principal balance	13,257	31,893	4,051	10,541	—	—	59,742
Associated allowance	426	1,781	291	361	—	—	2,859
Total:
Recorded investment	17,902	43,893	12,294	12,398	—	—	86,487
Unpaid principal balance	17,545	43,589	12,338	12,460	—	—	85,932
Associated allowance	426	1,781	291	361	—	—	2,859

Recorded investment of loans on nonaccrual status (2)	$4,656	$14,972	$4,414	$6,040	$—	$—	$30,082

(1)
Impairment analysis was performed in the aggregate in consideration of similar risk characteristics of the assets and historical statistics on $53.6 million (62 percent) of impaired loans as of September 30, 2014, which resulted in a specific reserve of $1.4 million.

(2)	Includes $8.7 million of loans that are less than 90 days delinquent but which have not met Farmer Mac's performance criteria for returning to accrual status.

	December 31, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$6,956	$9,880	$6,671	$1,444	$—	$—	$24,951
Unpaid principal balance	6,825	9,877	6,588	1,443	—	—	24,733
With a specific allowance:
Recorded investment (1)	16,697	36,146	7,600	11,554	—	119	72,116
Unpaid principal balance	16,284	34,978	7,455	11,476	—	115	70,308
Associated allowance	406	1,702	193	392	—	3	2,696
Total:
Recorded investment	23,653	46,026	14,271	12,998	—	119	97,067
Unpaid principal balance	23,109	44,855	14,043	12,919	—	115	95,041
Associated allowance	406	1,702	193	392	—	3	2,696

Recorded investment of loans on nonaccrual status (2)	$10,812	$15,237	$5,344	$5,835	$—	$—	$37,228

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

The following table presents by commodity type the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2014 and 2013:

Table 5.6

	September 30, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
For the Three Months Ended:
Average recorded investment in impaired loans	$19,975	$43,280	$12,305	$12,276	$—	$—	$87,836
Income recognized on impaired loans	90	142	149	87	—	—	468

For the Nine Months Ended:
Average recorded investment in impaired loans	$21,873	$44,144	$13,040	$12,407	$—	$30	$91,494
Income recognized on impaired loans	365	412	284	288	—	—	1,349

	September 30, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
For the Three Months Ended:
Average recorded investment in impaired loans	$27,311	$37,340	$15,252	$11,909	$—	$119	$91,931
Income recognized on impaired loans	248	169	38	87	—	—	542

For the Nine Months Ended:
Average recorded investment in impaired loans	$29,570	$42,041	$16,579	$13,053	$1,084	$571	$102,898
Income recognized on impaired loans	651	666	230	359	—	—	1,906

For the three and nine months ended September 30, 2014, the recorded investment of loans determined to be troubled debt restructurings ("TDRs") was $4.5 million and $5.3 million, respectively, before restructuring and $5.1 million and $6.0 million, respectively, after restructuring. For the three months and nine months ended September 30, 2013, the recorded investment of loans determined to be TDRs was $0.2 million and $1.1 million, respectively, both before and after restructuring. As of September 30, 2014, there were no TDRs identified during the previous 12 months that were in default under the modified terms. As of September 30, 2013, there was one TDR identified during the previous 12 months that was in default under the modified terms, with a recorded investment of $0.2 million. The impact of TDRs on Farmer Mac's allowance for loan losses was immaterial for the three and nine months ended September 30, 2014.

During the three months ended September 30, 2014, Farmer Mac purchased no defaulted loans. During the nine months ended September 30, 2014, Farmer Mac purchased one defaulted loan having an unpaid principal balance of $0.4 million from a pool underlying an LTSPC.  During the three and nine months ended September 30, 2013, Farmer Mac purchased 3 defaulted loans having an unpaid principal balance of $0.6 million and 11 defaulted loans having an unpaid principal balance of $6.7 million, respectively, from pools underlying Farm & Ranch Guaranteed Securities and LTSPCs.

The following tables present information related to Farmer Mac's acquisition of defaulted loans for the three and nine months ended September 30, 2014 and 2013 and the outstanding balances and carrying amounts of all such loans as of September 30, 2014 and December 31, 2013:

Table 5.7

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands)
Unpaid principal balance at acquisition date:
Loans underlying LTSPCs	$—	$—	$440	$37
Loans underlying off-balance sheet Farmer Mac Guaranteed Securities	—	629	—	6,667
Total unpaid principal balance at acquisition date	—	629	440	6,704
Contractually required payments receivable	—	678	440	6,907
Impairment recognized subsequent to acquisition	—	—	69	447
Recovery/release of allowance for defaulted loans	47	57	54	946

	As of
	September 30, 2014	December 31, 2013
	(in thousands)
Outstanding balance	$25,671	$32,838
Carrying amount	23,007	29,613

Net credit losses and 90-day delinquencies as of and for the periods indicated for loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs are presented in the table below.  As of September 30, 2014, there were no delinquencies and no probable losses inherent in Farmer Mac's Rural Utilities loan portfolio and Farmer Mac has not experienced credit losses on any Rural Utilities loans.

Table 5.8

	90-Day Delinquencies (1)		Net Credit (Recoveries)/Losses
	As of		For the Nine Months Ended
	September 30, 2014	December 31, 2013	September 30, 2014	September 30, 2013
	(in thousands)
On-balance sheet assets:
Farm & Ranch:
Loans	$21,409	$27,580	$(66)	$2,825
Total on-balance sheet	$21,409	$27,580	$(66)	$2,825
Off-balance sheet assets:
Farm & Ranch:
LTSPCs	$3,252	$716	$—	$—
Total off-balance sheet	$3,252	$716	$—	$—
Total	$24,661	$28,296	$(66)	$2,825

(1)
Includes loans and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, restructured after delinquency, or in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

Of the $21.4 million and $27.6 million of on-balance sheet loans reported as 90-day delinquencies as of September 30, 2014 and December 31, 2013, respectively, $1.0 million and $1.2 million, respectively, were loans subject to "removal-of-account" provisions.

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

The following tables present credit quality indicators related to Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities as of September 30, 2014 and December 31, 2013:

Table 5.9

	As of September 30, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade (1)
On-balance sheet:
Acceptable	$1,499,552	$332,340	$367,631	$38,120	$29,635	$597	$2,267,875
Special mention (2)	29,011	1,172	8,895	959	—	—	40,037
Substandard (3)	14,243	40,315	7,236	10,742	—	—	72,536
Total on-balance sheet	$1,542,806	$373,827	$383,762	$49,821	$29,635	$597	$2,380,448
Off-Balance Sheet:
Acceptable	$1,312,501	$509,451	$806,249	$96,039	$70,361	$6,675	$2,801,276
Special mention (2)	13,837	12,408	39,987	1,675	6,630	558	75,095
Substandard (3)	11,101	9,395	17,392	5,380	14,250	100	57,618
Total off-balance sheet	$1,337,439	$531,254	$863,628	$103,094	$91,241	$7,333	$2,933,989
Total Ending Balance:
Acceptable	$2,812,053	$841,791	$1,173,880	$134,159	$99,996	$7,272	$5,069,151
Special mention (2)	42,848	13,580	48,882	2,634	6,630	558	115,132
Substandard (3)	25,344	49,710	24,628	16,122	14,250	100	130,154
Total	$2,880,245	$905,081	$1,247,390	$152,915	$120,876	$7,930	$5,314,437

Commodity analysis of past due loans (1)
On-balance sheet	$6,923	$6,861	$4,915	$2,710	$—	$—	$21,409
Off-balance sheet	777	—	1,762	713	—	—	3,252
90-days or more past due	$7,700	$6,861	$6,677	$3,423	$—	$—	$24,661

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)	Assets in the Special mention category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.

(3)	Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of December 31, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade (1)
On-balance sheet:
Acceptable	$1,348,205	$290,064	$300,308	$39,022	$10,987	$359	$1,988,945
Special Mention (2)	15,656	4,973	19,357	918	6,267	—	47,171
Substandard (3)	21,147	41,441	10,844	10,422	15,382	115	99,351
Total on-balance sheet	$1,385,008	$336,478	$330,509	$50,362	$32,636	$474	$2,135,467
Off-Balance Sheet
Acceptable	$1,251,834	$548,254	$844,130	$105,589	$99,072	$7,478	$2,856,357
Special Mention (2)	10,977	15,621	36,555	917	11,011	578	75,659
Substandard (3)	19,038	7,471	34,911	5,875	28,199	103	95,597
Total off-balance sheet	$1,281,849	$571,346	$915,596	$112,381	$138,282	$8,159	$3,027,613
Total Ending Balance:
Acceptable	$2,600,039	$838,318	$1,144,438	$144,611	$110,059	$7,837	$4,845,302
Special Mention (2)	26,633	20,594	55,912	1,835	17,278	578	122,830
Substandard (3)	40,185	48,912	45,755	16,297	43,581	218	194,948
Total	$2,666,857	$907,824	$1,246,105	$162,743	$170,918	$8,633	$5,163,080

Commodity analysis of past due loans (1)
On-balance sheet	$8,036	$11,841	$4,462	$3,122	$—	$119	$27,580
Off-balance sheet	220	—	—	496	—	—	716
90-days or more past due	$8,256	$11,841	$4,462	$3,618	$—	$119	$28,296

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)	Assets in the Special mention category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.

(3)	Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

Concentrations of Credit Risk

The following table sets forth the geographic and commodity/collateral diversification, as well as the range of original loan-to-value ratios, for all Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs as of September 30, 2014 and December 31, 2013:

Table 5.10

	As of
	September 30, 2014	December 31, 2013
	(in thousands)
By commodity/collateral type:
Crops	$2,880,245	$2,666,857
Permanent plantings	905,081	907,824
Livestock	1,247,390	1,246,105
Part-time farm	152,915	162,743
Ag. Storage and Processing (including ethanol facilities)	120,876	170,918
Other	7,930	8,633
Total	$5,314,437	$5,163,080
By geographic region (1):
Northwest	$544,057	$524,034
Southwest	1,719,718	1,752,109
Mid-North	1,851,849	1,702,668
Mid-South	608,040	601,359
Northeast	218,639	231,731
Southeast	372,134	351,179
Total	$5,314,437	$5,163,080
By original loan-to-value ratio:
0.00% to 40.00%	$1,446,240	$1,375,758
40.01% to 50.00%	1,175,657	1,099,033
50.01% to 60.00%	1,481,788	1,431,562
60.01% to 70.00%	1,082,990	1,113,427
70.01% to 80.00%	103,808	110,828
80.01% to 90.00%	23,954	32,472
Total	$5,314,437	$5,163,080

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

Off-Balance Sheet Farmer Mac Guaranteed Securities

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of September 30, 2014 and December 31, 2013, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans:

Table 6.1

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of September 30, 2014	As of December 31, 2013
	(in thousands)
Farm & Ranch:
Guaranteed Securities	$677,814	$765,751
USDA Guarantees:
Farmer Mac Guaranteed USDA Securities	14,693	20,222
Institutional Credit:
AgVantage Securities	988,187	981,009
Total off-balance sheet Farmer Mac Guaranteed Securities	$1,680,694	$1,766,982

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  The following table summarizes the significant cash flows received from and paid to trusts used for Farmer Mac securitizations:

Table 6.2

	For the Nine Months Ended
	September 30, 2014	September 30, 2013
	(in thousands)
Proceeds from new securitizations	$169,820	$64,609
Guarantee fees received	2,449	3,572
Purchases of assets from the trusts	—	(6,667)

Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $11.9 million as of September 30, 2014 and $13.4 million as of December 31, 2013. As of September 30, 2014 and December 31, 2013, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 12.2 years and 12.8 years, respectively.  As of September 30, 2014 and December 31, 2013, the weighted-average remaining maturity of the off-balance sheet AgVantage securities was 2.7 years and 3.4 years, respectively.

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

The maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans, was $2.3 billion as of September 30, 2014 and December 31, 2013.

As of September 30, 2014 and December 31, 2013, the weighted-average remaining maturity of all loans underlying LTSPCs was 14.3 years and 13.9 years, respectively.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $27.1 million as of September 30, 2014 and $26.3 million as of December 31, 2013.

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

During each of the first three quarters of 2014, Farmer Mac paid a quarterly dividend of $0.14 per share on all classes of its common stock. During each quarter of 2013, Farmer Mac paid a quarterly dividend of $0.12 per share on all classes of its common stock. Farmer Mac's ability to declare and pay a dividend could be restricted if it fails to comply with applicable capital requirements.

Preferred Stock

On June 20, 2014, Farmer Mac issued 3.0 million shares of 6.000 percent Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (the "Series C Preferred Stock"). On March 25, 2014, Farmer Mac issued 3.0 million shares of 6.875 percent Non-Cumulative Preferred Stock, Series B (the "Series B Preferred Stock"). On January 17, 2013, Farmer Mac issued 2.4 million shares of 5.875 percent Non-Cumulative Preferred Stock, Series A (the "Series A Preferred Stock"). The Series A Preferred Stock, the Series B Preferred Stock, and the Series C Preferred Stock each have a par value of $25.00 per share and a liquidation preference of $25.00 per share. The Series A Preferred Stock and the Series B Preferred Stock pay an annual dividend rate of 5.875 percent and 6.875 percent, respectively, for the life of the securities. The Series C Preferred Stock pays an annual dividend rate of 6.000 percent from the date of issuance to and including the quarterly payment date occurring on July 17, 2024, and thereafter, at a floating rate equal to three-month LIBOR plus 3.26 percent. Farmer Mac will have the option to redeem the Series A Preferred Stock at any time on and after January 17, 2018, the Series B Preferred Stock at any time on and after April 17, 2019, and the Series C Preferred Stock at any time on and after July 18, 2024. Dividends on the Series A Preferred Stock, the Series B Preferred Stock, and the Series C Preferred Stock are payable when, as, and if declared by Farmer Mac's board of directors and are non-cumulative, so dividends that are not declared for a payment date will not accrue. Farmer Mac incurred direct costs of $1.7 million related to the issuance of the Series A Preferred Stock, direct costs of $1.9 million related to the issuance of the Series B Preferred Stock, and direct costs of $1.6 million related to the issuance of the Series C Preferred Stock. Farmer Mac used the proceeds from the sale of the Series A Preferred Stock to redeem and retire its outstanding shares of Series C Non-Voting Cumulative Preferred Stock, which had a par value of $1,000 per share and a liquidation preference of $1,000 per share, that had been issued in 2008 and 2009 ("retired Series C Preferred Stock") on January 17, 2013. As of September 30, 2014, Farmer Mac had 2.4 million shares of Series A Preferred Stock outstanding, 3.0 million shares of Series B Preferred Stock outstanding, and 3.0 million of Series C Preferred Stock outstanding.

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

Dividends on the Farmer Mac II LLC Preferred Stock will be payable if, when, and as declared by Farmer Mac II LLC's board of directors, quarterly, on a non-cumulative basis, on March 30, June 30, September 30, and December 30 of each year.  From the date of issuance to but excluding the quarterly payment date occurring on March 30, 2015, the annual dividend rate on the Farmer Mac II LLC Preferred Stock will be 8.875 percent.  From March 30, 2015 to but excluding the quarterly payment date occurring on March 30, 2020, the annual dividend rate on the Farmer Mac II LLC Preferred Stock will be 10.875 percent.  Beginning on March 30, 2020, the dividend rate on the Farmer Mac II LLC Preferred Stock will be an annual rate equal to three-month LIBOR plus 8.211 percent.  Dividends on the Farmer Mac II LLC Preferred Stock are non-cumulative, so dividends that are not declared for any payment date will not accrue.  Farmer Mac II LLC Preferred Stock is presented as "Non-controlling interest – preferred stock" within equity on the consolidated balance sheets of Farmer Mac. The accrual of declared dividends is presented as "Net income attributable to non-controlling interest – preferred stock dividends" on the consolidated statements of operations on a pre-tax basis.  The consolidated tax benefit is included in income tax expense. Farmer Mac II LLC may redeem the preferred stock on March 30 of 2015, 2016, 2017, 2018, and 2019 and on any payment date on or after March 30, 2020, in whole or in part, at a cash redemption price equal to the liquidation preference. On May 14, 2014, Farmer Mac purchased $6.0 million of FALConS from certain holders.

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

As of September 30, 2014, Farmer Mac's minimum and critical capital requirements were $428.4 million and $214.2 million, respectively, and its actual core capital level was $761.3 million, which was $332.9 million above the minimum capital requirement and $547.1 million above the critical capital requirement as of that date.  As of December 31, 2013, Farmer Mac's minimum and critical capital requirements were $398.5 million and $199.3 million, respectively, and its actual core capital level was $590.7 million, which was $192.2 million above the minimum capital requirement and $391.4 million above the critical capital requirement as of that date.

Based on the risk-based capital stress test, Farmer Mac's risk-based capital requirement as of September 30, 2014 was $67.3 million, and Farmer Mac's regulatory capital (core capital plus the allowance for losses) of $771.9 million exceeded that amount by approximately $704.6 million.  As of December 31, 2013, Farmer Mac's risk-based capital requirement was $90.8 million, and Farmer Mac's regulatory capital of $604.0 million exceeded that amount by approximately $513.2 million.

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

As of September 30, 2014, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $5.1 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 35 percent of total assets and 58 percent of financial instruments measured at fair value as of September 30, 2014. As of December 31, 2013, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $6.8 billion whose fair values were estimated by management in the absence of readily determinable fair values.  These financial instruments measured as level 3 represented 51 percent of total assets and 73 percent of financial instruments measured at fair value as of December 31, 2013.

Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period.  There were no transfers within the fair value hierarchy for fair value measurements of Farmer Mac's investment securities, Farmer Mac Guaranteed Securities, USDA Securities, and financial derivatives during the first nine months of 2014 and 2013. See Note 1(a) for information about the transfer of available-for-sale Farmer Mac Guaranteed Securities to held-to-maturity as of January 1, 2014.

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2014 and December 31, 2013, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Table 8.1

Assets and Liabilities Measured at Fair Value as of September 30, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$40,774	$40,774
Floating rate asset-backed securities	—	108,325	—	108,325
Floating rate corporate debt securities	—	10,126	—	10,126
Fixed rate corporate debt securities	—	30,081	—	30,081
Floating rate Government/GSE guaranteed mortgage-backed securities	—	635,651	187	635,838
Fixed rate GSE guaranteed mortgage-backed securities	—	8,271	—	8,271
Floating rate GSE subordinated debt	—	63,385	—	63,385
Fixed rate GSE preferred stock	—	78,500	—	78,500
Fixed rate taxable municipal bonds	—	3,963	—	3,963
Floating rate U.S. Treasuries	75,015	—	—	75,015
Fixed rate U.S. Treasuries	930,705	—	—	930,705
Total available-for-sale	1,005,720	938,302	40,961	1,984,983
Trading:
Floating rate asset-backed securities	—	—	777	777
Total trading	—	—	777	777
Total Investment Securities	1,005,720	938,302	41,738	1,985,760
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—	3,336,326	3,336,326
Farmer Mac Guaranteed USDA Securities	—	—	20,449	20,449
Total Farmer Mac Guaranteed Securities	—	—	3,356,775	3,356,775
USDA Securities:
Available-for-sale	—	—	1,687,881	1,687,881
Trading	—	—	42,964	42,964
Total USDA Securities	—	—	1,730,845	1,730,845
Financial derivatives	—	5,743	—	5,743
Total Assets at fair value	$1,005,720	$944,045	$5,129,358	$7,079,123
Liabilities:
Securities sold, not yet purchased
Fixed rate U.S. Treasuries	$1,657,901	$—	$—	$1,657,901
Financial derivatives	21	69,974	—	69,995
Total Liabilities at fair value	$1,657,922	$69,974	$—	$1,727,896
Nonrecurring:
Assets:
Loans held for investment	$—	$—	$5,304	$5,304
REO	—	—	762	762
Total Nonrecurring Assets at fair value	$—	$—	$6,066	$6,066

Assets and Liabilities Measured at Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
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

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which Farmer Mac has used significant unobservable inputs to determine fair value. Net transfers in and/or out of level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no liabilities measured at fair value using significant unobservable inputs during the three months ended September 30, 2014.

Table 8.2

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended September 30, 2014
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$54,976	$—	$(14,550)	$—	$(450)	$798	$40,774
Floating rate Government/GSE guaranteed mortgage-backed securities	195	—	—	(7)	—	(1)	187
Total available-for-sale	55,171	—	(14,550)	(7)	(450)	797	40,961
Trading:
Floating rate asset-backed securities (1)	880	—	—	(127)	24	—	777
Total trading	880	—	—	(127)	24	—	777
Total Investment Securities	56,051	—	(14,550)	(134)	(426)	797	41,738
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	3,416,512	295,700	—	(382,630)	(2,549)	9,293	3,336,326
Farmer Mac Guaranteed USDA Securities	21,044	—	—	(200)	—	(395)	20,449
Total Farmer Mac Guaranteed Securities	3,437,556	295,700	—	(382,830)	(2,549)	8,898	3,356,775
USDA Securities:
Available-for-sale	1,636,930	97,275	—	(42,821)	—	(3,503)	1,687,881
Trading (2)	46,099	—	—	(3,079)	(56)	—	42,964
Total USDA Securities	1,683,029	97,275	—	(45,900)	(56)	(3,503)	1,730,845
Total Assets at fair value	$5,176,636	$392,975	$(14,550)	$(428,864)	$(3,031)	$6,192	$5,129,358

(1)	Unrealized gains are attributable to assets still held as of September 30, 2014 and are recorded in "Gains/(losses) on trading securities."

(2)	Includes immaterial unrealized gains attributable to assets still held as of September 30, 2014 that are recorded in "Gains/(losses) on trading securities."

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended September 30, 2013
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/ (Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$65,088	$—	$—	$—	$—	$—	$65,088
Floating rate Government/GSE guaranteed mortgage-backed securities	222	—	—	(8)	—	—	214
Total available-for-sale	65,310	—	—	(8)	—	—	65,302
Trading:
Floating rate asset-backed securities (1)	1,064	—	—	(156)	69	—	977
Total trading	1,064	—	—	(156)	69	—	977
Total Investment Securities	66,374	—	—	(164)	69	—	66,279
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	5,033,059	353,500	—	(258,522)	2,996	(17,985)	5,113,048
Farmer Mac Guaranteed USDA Securities	25,794	—	—	(414)	—	328	25,708
Total Farmer Mac Guaranteed Securities	5,058,853	353,500	—	(258,936)	2,996	(17,657)	5,138,756
USDA Securities:
Available-for-sale	1,543,764	70,372	—	(48,380)	—	935	1,566,691
Trading (2)	73,592	—	—	(10,578)	(695)	—	62,319
Total USDA Securities	1,617,356	70,372	—	(58,958)	(695)	935	1,629,010
Total Assets at fair value	$6,742,583	$423,872	$—	$(318,058)	$2,370	$(16,722)	$6,834,045
Liabilities:
Financial derivatives (3)	$(390)	$—	$—	$—	$61	$—	$(329)
Total Liabilities at fair value	$(390)	$—	$—	$—	$61	$—	$(329)

(1)	Unrealized gains are attributable to assets still held as of September 30, 2013 and are recorded in "Gains/(losses) on trading securities."

(2)	Includes unrealized losses of $0.4 million attributable to assets still held as of September 30, 2013 that are recorded in "Gains/(losses) on trading securities."

(3)	Unrealized gains are attributable to liabilities still held as of September 30, 2013 and are recorded in "Gains/(losses) on financial derivatives and hedging activities."

Level 3 Assets and Liabilities Measured at Fair Value for the Nine Months Ended September 30, 2014
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Transfers Out	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$65,285	$—	$(26,675)	$—	$(825)	$2,989	$—	$40,774
Floating rate Government/GSE guaranteed mortgage-backed securities	205	—	—	(18)	—	—	—	187
Total available-for-sale	65,490	—	(26,675)	(18)	(825)	2,989	—	40,961
Trading:
Floating rate asset-backed securities (1)	928	—	—	(541)	390	—	—	777
Total trading	928	—	—	(541)	390	—	—	777
Total Investment Securities	66,418	—	(26,675)	(559)	(435)	2,989	—	41,738
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	5,070,366	761,475	—	(915,218)	4,019	27,770	(1,612,086)	3,336,326
Farmer Mac Guaranteed USDA Securities	21,234	—	—	(562)	—	(223)	—	20,449
Total Farmer Mac Guaranteed Securities	5,091,600	761,475	—	(915,780)	4,019	27,547	(1,612,086)	3,356,775
USDA Securities:
Available-for-sale	1,553,669	256,044	—	(162,917)	—	41,085	—	1,687,881
Trading (2)	58,344	—	—	(15,541)	161	—	—	42,964
Total USDA Securities	1,612,013	256,044	—	(178,458)	161	41,085	—	1,730,845
Total Assets at fair value	$6,770,031	$1,017,519	$(26,675)	$(1,094,797)	$3,745	$71,621	$(1,612,086)	$5,129,358
Liabilities:
Financial derivatives	$(235)	$—	$—	$—	$235	$—	$—	$—
Total Liabilities at fair value	$(235)	$—	$—	$—	$235	$—	$—	$—

(1)	Unrealized gains are attributable to assets still held as of September 30, 2014 and are recorded in "Gains/(losses) on trading securities."

(2)	Includes unrealized gains of $0.7 million attributable to assets still held as of September 30, 2014 that are recorded in "Gains/(losses) on trading securities."

Level 3 Assets and Liabilities Measured at Fair Value for the Nine Months Ended September 30, 2013
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/ (Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$63,159	$—	$—	$—	$—	$1,929	$65,088
Floating rate Government/GSE guaranteed mortgage-backed securities	—	233	—	(17)	—	(2)	214
Total available-for-sale	63,159	233	—	(17)	—	1,927	65,302
Trading:
Floating rate asset-backed securities (1)	1,247	—	—	(656)	386	—	977
Total trading	1,247	—	—	(656)	386	—	977
Total Investment Securities	64,406	233	—	(673)	386	1,927	66,279
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	4,739,577	978,500	—	(542,974)	(14,872)	(47,183)	5,113,048
Farmer Mac Guaranteed USDA Securities	26,681	—	—	(1,312)	—	339	25,708
Total Farmer Mac Guaranteed Securities	4,766,258	978,500	—	(544,286)	(14,872)	(46,844)	5,138,756
USDA Securities:
Available-for-sale	1,486,595	303,456	—	(193,946)	—	(29,414)	1,566,691
Trading (2)	104,188	—	—	(40,740)	(1,129)	—	62,319
Total USDA Securities	1,590,783	303,456	—	(234,686)	(1,129)	(29,414)	1,629,010
Total Assets at fair value	$6,421,447	$1,282,189	$—	$(779,645)	$(15,615)	$(74,331)	$6,834,045
Liabilities:
Financial derivatives (3)	$(691)	$—	$—	$—	$362	$—	$(329)
Total Liabilities at fair value	$(691)	$—	$—	$—	$362	$—	$(329)

(1)	Unrealized gains are attributable to assets still held as of September 30, 2013 and are recorded in "Gains/(losses) on trading securities."

(2)	Includes unrealized losses of $0.5 million attributable to assets still held as of September 30, 2013 that are recorded in "Gains/(losses) on trading securities."

(3)	Unrealized gains are attributable to liabilities still held as of September 30, 2013 and are recorded in "Gains/(losses) on financial derivatives and hedging activities."

The following tables present additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in level 3 of the fair value hierarchy as of September 30, 2014 and December 31, 2013.

Table 8.3

	As of September 30, 2014
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$40,774	Indicative bids	Range of broker quotes	82.0% - 95.0% (87.5%)
Floating rate asset-backed securities	$777	Discounted cash flow	Discount rate	13.2% - 22.8% (18.0%)
			CPR	10%
Floating rate Government/GSE guaranteed mortgage-backed securities	$187	Discounted cash flow	Discount rate	1.8% - 1.8% (1.8%)
			CPR	7%
Farmer Mac Guaranteed Securities:
AgVantage	$3,336,326	Discounted cash flow	Discount rate	0.7% - 2.8% (1.4%)
Farmer Mac Guaranteed USDA Securities	$20,449	Discounted cash flow	Discount rate	0.8% - 3.3% (2.0%)
			CPR	8% - 16% (12%)
USDA Securities	$1,730,845	Discounted cash flow	Discount rate	1.1% - 5.3% (3.2%)
			CPR	0% - 18% (7%)

	As of December 31, 2013
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$65,285	Indicative bids	Range of broker quotes	82.0% - 92.0% (88.1%)
Floating rate asset-backed securities	$928	Discounted cash flow	Discount rate	13.0% - 22.5% (17.7%)
			CPR	10%
Floating rate Government/GSE guaranteed mortgage-backed securities	$205	Discounted cash flow	Discount rate	1.8% - 1.8% (1.8%)
			CPR	6%
Farmer Mac Guaranteed Securities:
AgVantage	$5,070,366	Discounted cash flow	Discount rate	0.9% - 3.6% (1.8%)
Farmer Mac Guaranteed USDA Securities	$21,234	Discounted cash flow	Discount rate	0.9% - 3.2% (1.9%)
			CPR	7% - 14% (11%)
USDA Securities	$1,612,013	Discounted cash flow	Discount rate	1.2% - 5.3% (3.4%)
			CPR	0% - 23% (5%)
Liabilities:
Financial Derivatives:
Basis swaps	$235	Discounted cash flow	Discount rate	0.7% - 2.3% (1.3%)
			CPR	10% - 11% (10%)

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

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities, and guarantees and commitments as of September 30, 2014 and December 31, 2013:

Table 8.4

	As of September 30, 2014		As of December 31, 2013
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$627,670	$627,670	$749,313	$749,313
Securities purchased under agreements to resell	1,630,078	1,630,427	—	—
Investment securities	1,985,078	1,985,760	2,484,075	2,484,075
Farmer Mac Guaranteed Securities	5,013,038	5,009,406	5,091,600	5,091,600
USDA Securities	1,730,845	1,730,845	1,612,013	1,612,013
Loans	3,372,470	3,353,345	3,138,932	3,193,248
Financial derivatives	5,743	5,743	19,718	19,718
Guarantee and commitment fees receivable:
LTSPCs	30,664	28,065	33,807	27,244
Farmer Mac Guaranteed Securities	14,563	14,013	18,470	16,660
Financial liabilities:
Notes payable:
Due within one year	6,341,896	6,332,887	7,353,356	7,338,781
Due after one year	5,237,130	5,186,393	4,977,942	5,001,169
Securities sold, not yet purchased	1,657,901	1,657,901	—	—
Debt securities of consolidated trusts held by third parties	398,445	400,012	257,512	261,760
Financial derivatives	69,995	69,995	75,708	75,708
Guarantee and commitment obligations:
LTSPCs	29,701	27,102	32,856	26,293
Farmer Mac Guaranteed Securities	12,404	11,855	15,185	13,374

9.	BUSINESS SEGMENT REPORTING

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

The financial information presented below reflects the accounts of Farmer Mac and its subsidiaries on a consolidated basis.  Accordingly, the core earnings for Farmer Mac's reportable operating segments will differ from the stand-alone financial statements of Farmer Mac's subsidiaries.  These differences will be due to various factors, including the reversal of unrealized gains and losses related to fair value changes of trading assets and financial derivatives, as well as the allocation of certain expenses such as dividends and interest expense related to the issuance of capital and the incurrence of indebtedness managed at the corporate level.  The allocation of general and administrative expenses that are not directly attributable to an operating segment may also result in differences.  The assets of Farmer Mac's subsidiary Farmer Mac II LLC will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.  As of September 30, 2014, Farmer Mac II LLC held assets with a fair value of $1.8 billion, had debt outstanding of $429.0 million, had preferred stock outstanding with a liquidation preference of $250.0 million, and had $1.0 billion of common stock outstanding held by Farmer Mac.

The following tables present core earnings for Farmer Mac's reportable operating segments and a reconciliation to consolidated net income for the three and nine months ended September 30, 2014 and 2013:

Table 9.1

Core Earnings by Business Segment
For the Three Months Ended September 30, 2014
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Interest income (1)	$20,052	$14,183	$6,703	$16,223	$4,683	$(962)		$60,882
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(508)	—	—	—	—	508		—
Interest expense (2)	(11,337)	(9,110)	(3,813)	(8,928)	(910)	(14,788)		(48,886)
Net effective spread	8,207	5,073	2,890	7,295	3,773	(15,242)		11,996
Guarantee and commitment fees	3,716	49	—	2,915	—	(508)		6,172
Other income/(expense) (3)	369	13	9	—	(2,392)	19,284		17,283
Non-interest income/(loss)	4,085	62	9	2,915	(2,392)	18,776		23,455

Provision for loan losses	(511)	—	—	—	—	—		(511)

Release of reserve for losses	1,315	—	—	—	—	—		1,315
Other non-interest expense	(3,797)	(747)	(762)	(478)	(2,626)	—		(8,410)
Non-interest expense (4)	(2,482)	(747)	(762)	(478)	(2,626)	—		(7,095)
Core earnings before income taxes	9,299	4,388	2,137	9,732	(1,245)	3,534	(5)	27,845
Income tax (expense)/benefit	(3,255)	(1,535)	(749)	(3,407)	2,619	(1,237)		(7,564)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	6,044	2,853	1,388	6,325	1,374	2,297	(5)	20,281
Preferred stock dividends	—	—	—	—	(3,283)	—		(3,283)
Non-controlling interest - preferred stock dividends	—	—	—	—	(5,412)	—		(5,412)
Segment core earnings/(losses)	$6,044	$2,853	$1,388	$6,325	$(7,321)	$2,297	(5)	$11,586

Total assets at carrying value	$2,428,603	$1,772,333	$981,300	$5,016,670	$4,326,791	$—		$14,525,697
Total on- and off-balance sheet program assets at principal balance	5,314,437	1,759,948	978,637	5,951,800		—		14,004,822

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

Core Earnings by Business Segment
For the Three Months Ended September 30, 2013
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Interest income (1)	$16,398	$13,461	$8,933	$19,766	$5,263	$(846)		$62,975
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(227)					227		—
Interest expense (2)	(8,191)	(8,956)	(5,959)	(13,561)	(1,146)	3,026		(34,787)
Net effective spread	7,980	4,505	2,974	6,205	4,117	2,407		28,188
Guarantee and commitment fees	3,725	30	—	3,291	—	(227)		6,819
Other income/(expense) (3)	157	241	—	—	(825)	3,429		3,002
Non-interest income/(loss)	3,882	271	—	3,291	(825)	3,202		9,821

Release of allowance for loan losses	499	—	—	—	—	—		499

Provision of losses	(463)					—		(463)
Other non-interest expense	(3,600)	(711)	(777)	(445)	(2,445)	—		(7,978)
Non-interest expense (4)	(4,063)	(711)	(777)	(445)	(2,445)	—		(8,441)
Core earnings before income taxes	8,298	4,065	2,197	9,051	847	5,609	(5)	30,067
Income tax (expense)/benefit	(2,904)	(1,423)	(769)	(3,168)	2,001	(1,963)		(8,226)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	5,394	2,642	1,428	5,883	2,848	3,646	(5)	21,841
Preferred stock dividends	—	—	—	—	(881)	—		(881)
Non-controlling interest - preferred stock dividends	—	—	—	—	(5,547)	—		(5,547)
Segment core earnings/(losses)	$5,394	$2,642	$1,428	$5,883	$(3,580)	$3,646	(5)	$15,413

Total assets at carrying value	$2,003,547	$1,674,309	$1,049,840	$5,144,693	$3,212,618	$—		$13,085,007
Total on- and off-balance sheet program assets at principal balance	5,035,748	1,676,793	1,017,774	6,055,951		—		13,786,266

(1)	Includes reconciling adjustments for the amortization of premiums and discounts on assets consolidated at fair value to reflect core earnings amounts.

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

Core Earnings by Business Segment
For the Nine Months Ended September 30, 2014
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Interest income (1)	$57,988	$40,449	$21,228	$51,244	$15,103	$(13,637)		$172,375
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(1,552)	—	—	—	—	1,552		—
Interest expense (2)	(33,295)	(27,433)	(13,395)	(30,020)	(3,028)	(18,943)		(126,114)
Net effective spread	23,141	13,016	7,833	21,224	12,075	(31,028)		46,261
Guarantee and commitment fees	11,432	98	—	9,115	—	(1,552)		19,093
Other income/(expense) (3)	742	49	9	—	(3,566)	15,791		13,025
Non-interest income/(loss)	12,174	147	9	9,115	(3,566)	14,239		32,118

Release of allowance for loan losses	499	—	—	—	—	—		499

Release of reserve for losses	2,188	—	—	—	—	—		2,188
Other non-interest expense	(11,263)	(2,242)	(2,369)	(1,415)	(7,797)	—		(25,086)
Non-interest expense (4)	(9,075)	(2,242)	(2,369)	(1,415)	(7,797)	—		(22,898)
Core earnings before income taxes	26,739	10,921	5,473	28,924	712	(16,789)	(5)	55,980
Income tax (expense)/benefit	(9,358)	(3,823)	(1,917)	(10,124)	19,295	5,872		(55)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	17,381	7,098	3,556	18,800	20,007	(10,917)	(5)	55,925
Preferred stock dividends	—	—	—	—	(6,543)	—		(6,543)
Non-controlling interest - preferred stock dividends	—	—	—	—	(16,778)	—		(16,778)
Segment core earnings/(losses)	$17,381	$7,098	$3,556	$18,800	$(3,314)	$(10,917)	(5)	$32,604

Total assets at carrying value	$2,428,603	$1,772,333	$981,300	$5,016,670	$4,326,791	$—		$14,525,697
Total on- and off-balance sheet program assets at principal balance	5,314,437	1,759,948	978,637	5,951,800		—		14,004,822

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

Core Earnings by Business Segment
For the Nine Months Ended September 30, 2013
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Interest income (1)	$47,860	$39,959	$26,903	$58,393	$16,468	$(3,365)		$186,218
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(602)	—	—	—	—	602		—
Interest expense (2)	(22,967)	(26,252)	(17,690)	(40,348)	(3,617)	9,375		(101,499)
Net effective spread	24,291	13,707	9,213	18,045	12,851	6,612		84,719
Guarantee and commitment fees	11,099	105	948	8,640	—	(602)		20,190
Other income/(expense) (3)	2,051	758	—	—	1,395	24,355		28,559
Non-interest income/(loss)	13,150	863	948	8,640	1,395	23,753		48,749

Release of allowance for loan losses	598	—	—	—	—	—		598

Provision for losses	(1,034)	—	—	—	—	—		(1,034)
Other non-interest expense	(11,199)	(2,168)	(2,350)	(1,345)	(7,390)	—		(24,452)
Non-interest expense (4)	(12,233)	(2,168)	(2,350)	(1,345)	(7,390)	—		(25,486)
Core earnings before income taxes	25,806	12,402	7,811	25,340	6,856	30,365	(5)	108,580
Income tax (expense)/benefit	(9,032)	(4,341)	(2,734)	(8,869)	5,625	(10,627)		(29,978)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	16,774	8,061	5,077	16,471	12,481	19,738	(5)	78,602
Preferred stock dividends	—	—	—	—	(2,613)	—		(2,613)
Non-controlling interest - preferred stock dividends	—	—	—	—	(16,641)	—		(16,641)
Segment core earnings/(losses)	$16,774	$8,061	$5,077	$16,471	$(6,773)	$19,738	(5)	$59,348

Total assets at carrying value	$2,003,547	$1,674,309	$1,049,840	$5,144,693	$3,212,618	$—		$13,085,007
Total on- and off-balance sheet program assets at principal balance	5,035,748	1,676,793	1,017,774	6,055,951		—		13,786,266

(1)	Includes reconciling adjustments for the amortization of premiums and discounts on assets consolidated at fair value to reflect core earnings amounts.

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

Financial information included in this report is consolidated to include the accounts of Farmer Mac and its two subsidiaries as of September 30, 2014 – Farmer Mac Mortgage Securities Corporation and Farmer Mac II LLC. Farmer Mac II LLC is a Delaware limited liability company that operates substantially all of Farmer Mac's USDA Guarantees line of business – primarily the acquisition of USDA Securities. The business operations of Farmer Mac II LLC began in January 2010. Since then, Farmer Mac has operated only that part of the USDA Guarantees line of business that involves the issuance of Farmer Mac Guaranteed Securities backed by USDA Securities to investors other than Farmer Mac or Farmer Mac II LLC. Although Farmer Mac II LLC may issue securities in these transactions, Farmer Mac II LLC does not guarantee any USDA Securities it holds or any Farmer Mac Guaranteed Securities issued by Farmer Mac or Farmer Mac II LLC.

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

•
legislative or regulatory developments that could affect Farmer Mac or its sources of business, including but not limited to developments related to the implementation of agricultural policies and programs resulting from the Agricultural Act of 2014 (referred to as the 2014 Farm Bill), including the elimination of direct payments to agricultural producers by the USDA and increased federal subsidies for enhanced crop insurance programs;

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

Overview

During third quarter 2014, Farmer Mac's net effective spread improved $0.9 million compared to second quarter 2014. Farmer Mac's credit performance metrics also improved during the quarter, resulting in a $0.8 million release from Farmer Mac's total allowance for losses primarily due to a declining balance in its ethanol portfolio. The cash management and liquidity initiative implemented during second quarter 2014 to position Farmer Mac for eligibility to participate in the Federal Reserve's reverse repurchase facility resulted in $17.9 million of interest expense in third quarter 2014, offset in part by $16.4 million of unrealized gains on the securities sold, not yet purchased, for a net financing cost of approximately $1.5 million for third quarter 2014. As previously reported, as part of that initiative Farmer Mac significantly increased the size of its investments in repurchase agreements ("repos") during second quarter 2014 and recognized an $11.6 million tax benefit in second quarter 2014 from capital loss carryforwards that previously had a full valuation allowance against them. For more information about this cash management and liquidity initiative and its effect on interest expense, unrealized trading gains, and tax benefits, see "—Cash Management and Liquidity Initiative."

Net Income and Core Earnings

Farmer Mac's net income attributable to common stockholders for third quarter 2014 was $11.6 million, compared to $15.4 million for third quarter 2013. The decrease compared to the previous year's quarter was mostly attributable to the effects of unrealized fair value changes on financial derivatives and hedged assets, which was a $2.7 million after-tax gain in third quarter 2014, compared to a $4.6 million after-tax gain in third quarter 2013, and to an increase in preferred stock dividend payments of $2.4 million in third quarter 2014. The higher preferred stock dividend payments related to the issuance of Series B preferred stock during first quarter 2014 and the issuance of Series C preferred stock during second quarter 2014. The decrease was offset in part by $0.5 million after-tax of net releases from the allowance for losses.

Farmer Mac's non-GAAP core earnings for third quarter 2014 were $9.3 million, compared to $11.8 million in third quarter 2013 and $23.2 million in second quarter 2014. The following table provides a reconciliation of GAAP net income attributable to common stockholders to core earnings. The table also includes an additional presentation that excludes from core earnings the effects of two short-term initiatives implemented in 2014: (1) the cash management and liquidity initiative; and (2) a capital structure initiative under which Farmer Mac reduced its risk by taking advantage of favorable market conditions to issue preferred stock in advance of the time it was needed to fund the planned March 30, 2015 redemption of all outstanding Farm Asset Linked Capital Securities ("FALConS") (presented as "Non-controlling interest - preferred stock" within equity on Farmer Mac's consolidated balance sheets). For more information about the composition of core earnings and core earnings excluding indicated items, see "—Results of Operations."

Table 1

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings and Core Earnings Excluding Indicated Items
	For the Three Months Ended
	September 30, 2014	June 30, 2014	September 30, 2013
	(in thousands)
Net income attributable to common stockholders	$11,586	$20,205	$15,413
Less the after-tax effects of:
Unrealized gains on financial derivatives and hedging activities	2,685	(3,053)	4,632
Unrealized gains on trading assets	(21)	(46)	(407)
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(440)	(179)	(421)
Net effects of settlements on agency forward contracts	73	236	(158)
Sub-total	2,297	(3,042)	3,646
Core earnings	$9,289	$23,247	$11,767

Less the after-tax effects of:
Cash Management and Liquidity Initiative:
Unrealized gains on securities sold, not yet purchased	10,661	5,082	—
Interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased	(11,646)	(5,086)	—
Tax benefits related to cash management and liquidity initiative	—	11,600	—
Sub-total	(985)	11,596	—
Capital Structure Initiative:
Net increase in preferred dividends due to pre-funding of preferred stock issuances in advance of calling the FALConS (1)	2,268	1,699	—
Core earnings excluding indicated items	$12,542	$13,350	$11,767

(1)
Amounts for the three months ended September 30, 2014 and June 30, 2014 reflect the changes from the capital structure of the three months ended September 30, 2013, which consisted of $60.0 million of Series A preferred stock and $250.0 million of FALConS, in addition to common stock, additional paid-in capital, accumulated other comprehensive income, and retained earnings. The capital structure effects of pre-funding include issuances of $75.0 million of Series B preferred stock on March 25, 2014 and $75.0 million of Series C preferred stock on June 20, 2014 and the purchase of $6.0 million of FALConS from certain holders on May 14, 2014.

Quarter to Quarter Changes in Core Earnings Excluding Indicated Items
	Changes from second quarter 2014 to third quarter 2014	Changes from third quarter 2013 to third quarter 2014
	(in thousands)
Previous respective quarter's core earnings excluding indicated items	$13,350	$11,767
Increase/(decrease) in after-tax effects of:
Net effective spread	579	947
Net credit related (cost)/income (1)	(1,211)	496
Other components	(176)	(668)
Sub-total	(808)	775
Core earnings excluding indicated items for the quarter ended September 30, 2014	$12,542	$12,542

(1)
The change in net credit related (cost)/income is primarily attributable to the after-tax difference between the net releases from the allowance for loan losses, which were $0.5 million after-tax in third quarter 2014, $1.7 million after-tax in second quarter 2014, and $23,400 after-tax in third quarter 2013.

The decrease in core earnings in third quarter 2014 compared to second quarter 2014 and third quarter 2013 was largely attributable to the effects of the cash management and liquidity initiative and the capital structure initiative discussed above. The table above first adjusts core earnings to exclude these indicated items and then analyzes the performance of the underlying business apart from the effects of these initiatives. When removing the effects of these indicated items from core earnings, the resulting amount for third quarter 2014 was $12.5 million, compared to $11.8 million in third quarter 2013 and $13.4 million in second quarter 2014. The increase in core earnings, excluding the indicated items, from third quarter 2013 was primarily attributable to a $0.9 million after-tax increase in net effective spread and a $0.5 million after-tax increase in net releases from the allowance for loan losses. The decrease in third quarter 2014 in core earnings, excluding the indicated items, from second quarter 2014, excluding the indicated items, was primarily attributable to a $1.2 million after-tax decrease in releases from the allowance for loan losses in third quarter 2014 , partially offset by a $0.6 million after-tax increase in net effective spread.

Farmer Mac's net effective spread was $27.2 million (89 basis points) in third quarter 2014, compared to $25.8 million (83 basis points) in third quarter 2013 and $26.3 million (84 basis points) in second quarter 2014. The increase in net effective spread compared to third quarter 2013 and second quarter 2014 was primarily due to net growth in higher spread Farm & Ranch loans and USDA Securities. Farmer Mac increased its spreads in certain Farm & Ranch loan products in late second quarter 2014 and has also benefited from a decrease in the amount of unscheduled prepayments on the loans in its portfolio combined with the fact that new loans generally are earning higher spreads than the spreads on the loans that do prepay.

Business Volume

Farmer Mac added $630.5 million of new business volume during third quarter 2014. The new business volume included purchases of AgVantage securities in an aggregate amount of $295.7 million, Farm & Ranch loan purchases of $150.2 million, and USDA Securities purchases of $97.3 million. Taking into account maturities and paydowns on existing assets, Farmer Mac's outstanding business volume was $14.0 billion as of September 30, 2014, a decrease of $67.7 million from June 30, 2014 (primarily attributable to maturities of AgVantage securities during third quarter 2014 in excess of new AgVantage business and refinancings), an increase of $54.5 million from December 31, 2013, and an increase of $218.6 million compared to September 30, 2013.

Capital

As of September 30, 2014, Farmer Mac's core capital level was $761.3 million, $332.9 million above the minimum capital requirement.  As of December 31, 2013, Farmer Mac's core capital level was $590.7 million, which was $192.2 million above the minimum capital requirement. Farmer Mac enhanced its Tier 1 capital position through issuances of the Series B Preferred Stock and the Series C Preferred Stock during the first half of 2014 and also increased its retained earnings in each of the first three quarters of 2014. Based on this strengthened capital position and consistent with Farmer Mac's recapitalization plans, Farmer Mac intends to use the proceeds of the recent preferred stock offerings and cash on hand to redeem the remaining $244.0 million of the outstanding FALConS on the March 30, 2015 initial redemption date for those securities. Farmer Mac does not currently anticipate that any further issuance of preferred stock will be needed to fund the planned redemption of the FALConS, which does not constitute a Tier 1 capital-eligible security.

Credit Quality

Farmer Mac continues to maintain very favorable credit metrics. During third quarter 2014, Farmer Mac reduced its allowance for losses by $0.8 million, primarily related to the continued decline in the balance of its ethanol portfolio due to loan maturities and prepayments. As of September 30, 2014, Farmer Mac's 90-day delinquencies were $24.7 million (0.46 percent of the Farm & Ranch portfolio), down from $28.3 million (0.55 percent of the Farm & Ranch portfolio) as of December 31, 2013 and $33.0 million (0.66 percent of the Farm & Ranch portfolio) as of September 30, 2013.

Cash Management and Liquidity Initiative

Farmer Mac implemented a cash management and liquidity initiative in second quarter 2014 to diversify its short term investment alternatives and potentially position itself for eligibility to participate in the fixed-rate, full-allotment overnight reverse repurchase facility (the “RRP Facility”) of the Federal Reserve Bank of New York. This initiative involved establishing a significant term repurchase agreement (repo) investment, as well as an associated financing liability. As of September 30, 2014, this resulted in $1.6 billion of term repo assets, presented as “securities purchased under agreements to resell,” and $1.7 billion of related liabilities, presented as “securities sold, not yet purchased” in Farmer Mac’s balance sheet. The initiative produced an estimated $11.6 million tax benefit as of September 30, 2014 from capital loss carryforwards that previously had a full valuation allowance against them, which was recorded as a reduction to income tax expense in second quarter 2014. The initiative also produced interest expense and fair value gains associated with the securities sold, not yet purchased financing in Farmer Mac's income statement. For the three and nine months ended September 30, 2014, Farmer Mac incurred a total of $17.9 million and $25.7 million, respectively, in interest expense related to the financing costs of this initiative. For the three and nine months ended September 30, 2014, Farmer Mac recognized unrealized gains of $16.4 million and $24.2 million, respectively, from the securities sold, not yet purchased.

Farmer Mac typically maintains significant balances of cash and cash equivalents and historically has invested in government and prime money market funds as a way to hold portions of its cash equivalents in a cost-effective manner that would reduce the financing expense of its short-term investments. After considering the reform of money market fund regulations for several years, the SEC approved amendments to money market fund regulations in July 2014 that were substantially similar to those proposed in June 2013. Specifically, these new rules will require institutional prime money market funds to mark their shares to fair value each day and operate with a floating net asset value (NAV) and non-

government money market funds to adopt liquidity fees and temporary suspensions of redemptions, known as “gates,” to reduce redemptions in times of stress in the financial markets. As a result of the SEC's 2013 proposal and subsequent adoption of the amendments to money market fund regulations, Farmer Mac determined that institutional prime money market funds and certain non-government money market funds would no longer be one of its best short-term investment alternatives and, as a result, is continuing to seek to diversify its short-term investment alternatives, recognizing that a floating NAV could raise significant operational implications and that the potential daily fluctuation in value and that the imposition of the proposed liquidity fees and gates could adversely affect liquidity at the time it was most needed. In particular, Farmer Mac expects that direct investments in repos, a form of collateralized lending, will be a central and growing component of its strategy for investing in short-term liquid assets. Repos are generally considered one of the safest and most liquid investment products, which is why they are categorized as a “Level 1” instrument for purposes of Farmer Mac’s liquidity regulations.

In consideration of the expected future importance to Farmer Mac of repo transactions, particularly if short-term interest rates increase, Farmer Mac enhanced its repo investment capabilities and the associated infrastructure during late 2013 and early 2014. Starting in second quarter 2014, Farmer Mac significantly increased the size of its repo investment activity as part of a strategy to better position itself to apply for acceptance to participate in the RRP Facility, if and when the Federal Reserve invites new applicants. Approved participants in the RRP Facility are eligible to make short-term loans to the Federal Reserve secured by U.S. Treasury securities by entering into repo transactions with the Federal Reserve’s trading desk. Farmer Mac believes that participation in the RRP Facility would provide Farmer Mac with key benefits including:

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

Although the Federal Reserve is not currently accepting applications for the RRP Facility, government-sponsored enterprises (GSEs) like Farmer Mac are eligible participants for the RRP Facility. The application process for eligibility to participate in the RRP Facility has been competitive. The Federal Reserve’s prior eligibility criteria for GSE applicants to the RRP Facility included requirements for maintaining a minimum amount of outstanding repo agreements of $1 billion or more for the three months preceding the application date. Farmer Mac believes that the eligibility requirements could become more stringent with the next round of applications given the competition for the limited amount of remaining counterparty positions available for the RRP Facility, and there is no assurance that the Federal Reserve will approve an applicant that has satisfied any stated minimum eligibility requirements.

To increase the likelihood that Farmer Mac would be in a position to meet or exceed all of the eligibility requirements if the Federal Reserve decides to accept new applications for the RRP facility, Farmer Mac significantly expanded the amount of its repo agreements outstanding to $1.6 billion during second quarter 2014. The increased repo investments were executed in a series of smaller transactions with terms ranging from overnight to up to 90 days and primarily financed by immediately selling the securities delivered as collateral under the terms of the repo investments. Those securities, which are effectively borrowed and must be returned to the counterparty on the maturity date of the repo transaction upon payment of the negotiated repurchase amount, are high-coupon, premium-priced U.S. Treasury securities with approximately twelve to twenty-four months remaining to maturity. The cash proceeds from the sale of those securities effectively funds Farmer Mac’s investment in the related repo investment. Funding of the repo investments through the sale of the borrowed collateral provides a flexible financing source that can be unwound at any time by covering the position, as opposed to debt financing that would remain outstanding for its full term. Farmer Mac intends to reinvest these term repos as they mature throughout 2014 and maintain the related financing position for most of 2014 to further enhance its position to apply to the RRP Facility. To maximize cash liquidity across the end of fourth quarter 2014, Farmer Mac expects to close these term repo positions as they mature throughout fourth quarter 2014 by purchasing the U.S. Treasury securities sold, not yet purchased in the open market and delivering them to the repo counterparties, which will also liquidate the related liability. Farmer Mac will then evaluate the amount of repo investment activity it believes is appropriate going forward in 2015.

During the term of the repo investments, Farmer Mac is obligated to remit substitute interest payments in connection with the borrowed U.S. Treasury securities to the counterparties of the repo transactions. Before closing out these positions, Farmer Mac will carry its liability for the securities sold, not yet purchased at fair value, with changes in fair value being included in earnings. As Farmer Mac closes out the positions of the securities sold, not yet purchased in fourth quarter 2014, it expects to recognize capital gains for federal income tax purposes based on the difference between the sales and purchase prices of the U.S. Treasury securities. Farmer Mac expects to recognize capital gains on these positions because all of the Treasury securities that are being sold are currently trading at a premium to their face amount as they bear an above-market coupon. This premium price is expected to decrease closer to par by the time Farmer Mac purchases and closes the securities sold, not yet purchased position, as interest coupons are paid on the securities and the maturity dates get closer. Consequently, Farmer Mac expects to cover its positions for less than the proceeds that it received when it sold the original securities to finance the transaction. On a pre-tax basis, Farmer Mac expects that the financing cost of this initiative will exceed the capital gains recognized for income tax purposes. However, on an after-tax basis, Farmer Mac expects to realize a significant net tax benefit associated with this initiative in 2014 because Farmer Mac has capital loss carryforwards that can be applied to offset the expected capital gains.

Farmer Mac estimates that the full-year, net economic benefit of the cash management and liquidity initiative described above will be approximately $8 million to $9 million in 2014, after netting the related incremental after-tax net financing costs over the term of the initiative with the tax benefit recognized in second quarter 2014. Farmer Mac estimates that the incremental after-tax net financing expenses that will be incurred in fourth quarter 2014 related to this initiative will be approximately $1 million. All of the estimates related to this initiative assume that interest rates remain constant. The interest expense, unrealized fair value changes, and the tax benefits of this initiative are included as part of core earnings, just as the investment portfolio losses that generated the related capital loss carryforwards were included in core earnings when the losses occurred in 2008 and 2009. The interest expense is excluded from net effective spread because the associated benefit is not similarly recorded in net effective spread, but rather through tax benefits.

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

Results of Operations

Farmer Mac's net income attributable to common stockholders for third quarter 2014 was $11.6 million, or $1.02 per diluted common share, compared to $15.4 million, or $1.37 per diluted common share, for third quarter 2013. For the nine months ended September 30, 2014, Farmer Mac's net income attributable to common stockholders was $32.6 million, or $2.87 per diluted common share, compared to $59.3 million, or $5.30 per diluted common share, for the nine months ended September 30, 2013. Farmer Mac's non-GAAP core earnings were $9.3 million, or $0.82 per diluted share, for the three months ended September 30, 2014, compared to $11.8 million, or $1.05 per diluted share, for the same period in 2013. Farmer Mac's non-GAAP core earnings were $43.5 million, or $3.83 per diluted share, for the nine months ended September 30, 2014, compared to $39.6 million, or $3.54 per diluted share, for the same period in 2013. Farmer Mac's non-GAAP core earnings excluding items related to the cash management and liquidity initiative and the capital structure initiative were $12.5 million, or $1.10 per diluted share, for the three months ended September 30, 2014, compared to $11.8 million, or $1.05 per diluted share, for the same period in 2013. Farmer Mac's non-GAAP core earnings excluding the indicated items were $36.9 million, or $3.25 per diluted share, for the nine months ended September 30, 2014, compared to $39.6 million, or $3.54 per diluted share, for the same period in 2013.

Farmer Mac uses core earnings to measure corporate economic performance and develop financial plans because, in management's view, core earnings is a useful alternative measure in understanding Farmer Mac's economic performance, transaction economics, and business trends. Core earnings principally differs from net income attributable to common stockholders by excluding the effects of fair value accounting guidance, which are not expected to have a cumulative net impact on financial condition or results of operations reported in accordance with GAAP if the related financial instruments are held to maturity, as is generally expected. Core earnings also differs from net income attributable to common stockholders by excluding specified infrequent or unusual transactions that Farmer Mac believes are not indicative of future operating results and that may not reflect the trends and economic financial performance of Farmer Mac's core business. Although the interest expense, unrealized fair value changes, and tax benefits related to the cash management and liquidity initiative implemented in second quarter 2014 are not expected to significantly affect Farmer Mac's earnings beyond the end of 2014, these items are included as part of core earnings because they reflect Farmer Mac's economic financial performance and significantly contribute to cash profitability and retained earnings while the initiative is in effect. The inclusion of the effects of the cash management and liquidity initiative in core earnings is also consistent with the inclusion in core earnings of the investment portfolio losses recognized in 2008 and 2009 that generated the capital loss carryforwards related to the tax benefits recognized in second quarter 2014.

In management's view, core earnings excluding items related to the cash management and liquidity initiative and the capital structure initiative is another useful alternative measure in understanding Farmer Mac's profitability because the measure excludes these short-term initiatives that are not expected to significantly affect Farmer Mac's financial performance beyond 2014. Farmer Mac believes that this alternative measure facilitates useful comparisons of financial performance between quarters within 2014 as the two initiatives were phased in and to prior years when these initiatives were not in effect and therefore had no effect on Farmer Mac's financial performance. Core earnings excluding the indicated items principally differs from net income attributable to common stockholders by excluding the items discussed above that are also excluded from core earnings (primarily the effects of fair value accounting guidance and specified transactions that may not reflect Farmer Mac's economic financial performance) and then also excluding the effects of the cash management and liquidity initiative and the capital structure initiative. Although the effects of these two initiatives reflect Farmer Mac's economic financial performance and profitability while the initiatives are in effect and are therefore included in core earnings, the two initiatives are not expected to significantly affect Farmer Mac's earnings beyond the end of 2014. Accordingly, management uses core earnings excluding the indicated items as another measure to understand Farmer Mac's business performance for the periods in which these initiatives are in effect, which can be used to compare to historical performance.

These non-GAAP financial measures may not be comparable to similarly labeled non-GAAP financial measures disclosed by other companies. Farmer Mac's disclosure of these non-GAAP measures is intended to be supplemental in nature, and is not meant to be considered in isolation from, as a substitute for, or as more important than, the related financial information prepared in accordance with GAAP.

A reconciliation of Farmer Mac's net income attributable to common stockholders to core earnings is presented in the following table along with a breakdown of the composition of core earnings:

Table 2

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Three Months Ended
	September 30, 2014	September 30, 2013
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$11,586	$15,413
Less the after-tax effects of:
Unrealized gains on financial derivatives and hedging activities	2,685	4,632
Unrealized trading losses (1)	(21)	(407)
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(440)	(421)
Net effects of settlements on agency forward contracts	73	(158)
Sub-total	2,297	3,646
Core earnings	$9,289	$11,767

Composition of Core Earnings:
Revenues:
Net effective spread	$27,238	$25,781
Guarantee and commitment fees	6,680	7,046
Other (2)	(2,001)	(466)
Total revenues	31,917	32,361

Credit related expenses:
Release of losses	(804)	(36)
REO operating expenses	1	35
Gains on sale of REO	—	(39)
Total credit related income	(803)	(40)

Operating expenses:
Compensation and employee benefits	4,693	4,523
General and administrative	3,123	2,827
Regulatory fees	593	593
Total operating expenses	8,409	7,943

Net earnings	24,311	24,458
Income tax expense	6,327	6,263
Non-controlling interest	5,412	5,547
Preferred stock dividends	3,283	881
Core earnings	$9,289	$11,767

Core earnings per share:
Basic	$0.85	$1.09
Diluted	0.82	1.05
Weighted-average shares:
Basic	10,930	10,843
Diluted	11,372	11,213

(1)	Excludes unrealized gains related to securities sold, not yet purchased of $16.4 million during the three months ended September 30, 2014.

(2)
Includes $17.9 million of interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased and $16.4 million of unrealized gains on securities sold, not yet purchased during the three months ended September 30, 2014.

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Nine Months Ended
	September 30, 2014	September 30, 2013
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$32,604	$59,348
Less the after-tax effects of:
Unrealized (losses)/gains on financial derivatives and hedging activities	(2,763)	21,365
Unrealized trading gains/(losses) (1)	359	(483)
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value (2)	(8,646)	(1,603)
Net effects of settlements on agency forward contracts	133	459
Sub-total	(10,917)	19,738
Core earnings	$43,521	$39,610

Composition of Core Earnings:
Revenues:
Net effective spread	$77,289	$78,107
Guarantee and commitment fees	20,645	20,792
Other (3)	(2,931)	2,994
Total revenues	95,003	101,893

Credit related expenses:
(Release of)/provision for losses	(2,687)	436
REO operating expenses	62	420
Gains on sale of REO	(165)	(1,210)
Total credit related income	(2,790)	(354)

Operating expenses:
Compensation and employee benefits	14,038	13,792
General and administrative	9,205	8,459
Regulatory fees	1,781	1,781
Total operating expenses	25,024	24,032

Net earnings	72,769	78,215
Income tax expense (4)	5,927	19,351
Non-controlling interest	16,778	16,641
Preferred stock dividends	6,543	2,613
Core earnings	$43,521	$39,610

Core earnings per share:
Basic	$3.99	$3.67
Diluted	3.83	3.54
Weighted-average shares:
Basic	10,914	10,799
Diluted	11,360	11,191

(1)	Excludes unrealized gains related to securities sold, not yet purchased of $24.2 million during the nine months ended September 30, 2014.

(2)	Includes $7.5 million related to the acceleration of premium amortization in first quarter 2014 due to significant refinancing activity in the Rural Utilities line of business.

(3)
Includes $25.7 million of interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased and $24.2 million of unrealized gains on securities sold, not yet purchased during the nine months ended September 30, 2014. Includes $3.1 million of realized gains from the sale of an available-for-sale investment security during the nine months ended September 30, 2013.

(4)
Includes the reduction of $11.6 million of tax valuation allowance against capital loss carryforwards related to expected capital gains on securities sold, not yet purchased and a reduction in tax valuation allowance of $0.9 million associated with certain gains on investment portfolio assets during the nine months ended September 30, 2014. Includes the reduction of $1.1 million of tax valuation allowance against capital loss carryforwards related to realized gains from the sale of an available-for-sale investment security during the nine months ended September 30, 2013.

For the three and nine months ended September 30, 2014, the aggregate effect of the cash management and liquidity initiative was after-tax expense of $1.0 million and after-tax income of $10.6 million, respectively, and the effect of the capital structure initiative was additional after-tax expense of $2.3 million and $4.0 million, respectively. For additional information regarding the components and changes in core earnings and core earnings excluding indicated items, see "—Overview."

The following sections provide more detail regarding specific components of Farmer Mac's results of operations.

Net Interest Income.  Net interest income for the three and nine months ended September 30, 2014 was $12.0 million and $46.3 million, respectively, compared to $28.2 million and $84.7 million, respectively, for the same periods during 2013. The decrease in net interest income in the first nine months of 2014 compared to the first nine months of 2013 was primarily attributable to interest expense of $25.7 million associated with securities purchased under agreements to resell and securities sold, not yet purchased (related to Farmer Mac's cash management and liquidity initiative described under "—Cash Management and Liquidity Initiative"), the acceleration of amortization of $11.6 million in premiums associated with the recasting of certain Rural Utilities loans, and $1.3 million of legacy financing costs associated with both the early refinancing of Agvantage securities and the recasting of certain Rural Utilities loans in first quarter 2014. The overall net interest yield was 45 basis points (82 basis points excluding the acceleration of amortization of premiums associated with refinanced AgVantage securities and the recast of certain Rural Utilities loans, and the interest expense associated with securities purchased under agreements to resell and securities sold, not yet purchased) for the nine months ended September 30, 2014, compared to 93 basis points for the nine months ended September 30, 2013.

The following table provides information regarding interest-earning assets and funding for the nine months ended September 30, 2014 and 2013.  The average balance of non-accruing loans is included in the average balance of loans, Farmer Mac Guaranteed Securities, and USDA Securities presented, though the related income is accounted for on a cash basis.  Therefore, as the average balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly.  The average balance of loans in consolidated trusts with beneficial interests owned by third parties is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities.  The interest income and expense associated with these trusts are shown in the net effect of consolidated trusts.  The lower average rate earned on cash and investments reflects a higher average balance due to positions in securities purchased under agreements to resell (repos) entered into beginning in second quarter 2014 as part of Farmer Mac's recently established cash management and liquidity initiative and slightly lower short-term market rates during the first nine months of 2014 compared to the first nine months of 2013.  The lower average rate on loans, Farmer Mac Guaranteed Securities, and USDA Securities during the first nine months of 2014 is due to the decline in market rates reflected in the rates on loans and AgVantage securities acquired, reset, or refinanced during the past year and the acceleration of amortization in premiums associated with certain Rural Utilities loans. The lower average rate on notes payable within one year is consistent with general trends in average short-term rates during the period presented.  The downward trend in the average rate on notes payable due after one year reflects the retirement of older debt and the issuance of new debt at lower market rates. The upward trend in other-interest bearing liabilities represents positions in securities sold, not yet purchased entered into beginning in second quarter 2014. Securities sold, not yet purchased consist of high coupon fixed rate U.S. Treasury securities. For further information about Farmer Mac's cash management and liquidity initiative and securities purchased under agreements to resell and securities sold not yet purchased, see "—Cash Management and Liquidity Initiative."

Table 3

	For the Nine Months Ended
	September 30, 2014			September 30, 2013
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments (1)	$3,585,567	$14,845	0.55%	$2,839,383	$16,468	0.77%
Loans, Farmer Mac Guaranteed Securities and USDA Securities (2)	9,687,272	147,673	2.03%	9,190,944	164,085	2.38%
Total interest-earning assets	13,272,839	162,518	1.63%	12,030,327	180,553	2.00%
Funding:
Notes payable due within one year	4,570,664	5,321	0.16%	4,467,637	6,096	0.18%
Notes payable due after one year (3)	7,265,672	87,005	1.60%	7,049,409	90,340	1.71%
Other interest-bearing liabilities (4)	797,324	25,483	4.26%	—	—	—%
Total interest-bearing liabilities (5)	12,633,660	117,809	1.24%	11,517,046	96,436	1.12%
Net non-interest-bearing funding	639,179	—		513,281	—
Total funding	13,272,839	117,809	1.18%	12,030,327	96,436	1.07%
Net interest income/yield prior to consolidation of certain trusts	13,272,839	44,709	0.45%	12,030,327	84,117	0.93%
Net effect of consolidated trusts (6)	334,163	1,552	0.62%	162,112	602	0.50%
Adjusted net interest income/yield	$13,607,002	$46,261	0.45%	$12,192,439	$84,719	0.93%

(1)
Average balance includes $793.1 million of securities purchased under agreements to resell in 2014. Includes $0.3 million of interest expense related to securities purchased under agreements to resell in 2014.

(2)
Included $11.6 million related to the acceleration of premium amortization in first quarter 2014 due to significant refinancing activity in the Rural Utilities line of business. Excludes interest income of $9.9 million and $5.7 million in 2014 and 2013, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(3)	Includes current portion of long-term notes.

(4)	Represents securities sold, not yet purchased.

(5)	Excludes interest expense of $8.3 million and $5.1 million in 2014 and 2013, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(6)	Includes the effect of consolidated trusts with beneficial interests owned by third parties.

The following table sets forth information regarding changes in the components of Farmer Mac's net interest income for the periods indicated.  For each category, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume).  Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size.  The decreases in income due to changes in rate reflect the reset of variable rate investments and adjustable rate mortgages to lower rates, positions in securities purchased under agreements to resell with a slightly negative rate of return, the acceleration of premium amortization in first quarter 2014 due to significant refinancing activity in the Rural Utilities line of business, and the acquisition of new lower-yielding investments, loans, Farmer Mac Guaranteed Securities, and USDA Securities, as described above.  The increase in expense due to changes in rate reflects the interest expense associated with high coupon U.S. Treasury securities sold, but not yet purchased, partially offset by decreased cost of funding due to lower interest rates in the debt markets. The increases due to changes in volume reflect the increase in on-balance sheet assets during the first nine months of 2014 compared to the first nine months of 2013.

Table 4

	For the Nine Months Ended September 30, 2014 Compared to Same Period 2013
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments (1)	$(5,357)	$3,734	$(1,623)
Loans, Farmer Mac Guaranteed Securities and USDA Securities (2)	(24,924)	8,512	(16,412)
Total	(30,281)	12,246	(18,035)
Expense from other interest-bearing liabilities (3)	11,535	9,838	21,373
Change in net interest income prior to consolidation of certain trusts (4)	$(41,816)	$2,408	$(39,408)

(1)	Includes $0.3 million of interest expense and an average balance of $793.1 million related to securities purchased under agreements to resell in 2014.

(2)	Includes $11.6 million related to the acceleration of premium amortization in first quarter 2014 due to significant refinancing activity in the Rural Utilities line of business.

(3)	Includes $25.5 million of interest expense and an average balance of $797.3 million related to securities sold, not yet purchased in 2014.

(4)	Excludes the effect of debt in consolidated trusts with beneficial interests owned by third parties.

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

Farmer Mac's net interest income and net interest yield include net expenses related to the amortization of premiums and discounts on assets consolidated at fair value. These premiums and discounts are amortized as adjustments to yield in interest income over the contractual or estimated remaining lives of the underlying assets. Farmer Mac excludes these amounts from net effective spread because they either do not reflect actual cash premiums paid for the assets at acquisition or are not expected to have an economic effect on Farmer Mac's financial performance if the assets are held to maturity, as is generally expected. Farmer Mac's net interest income also includes interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased. Farmer Mac excludes these amounts from net effective spread because their associated benefits are not similarly recorded in net interest income, but rather through tax benefits.

The following table presents the net effective spread between Farmer Mac's interest-earning assets and its net funding costs.  This spread is measured by including income or expense related to undesignated financial derivatives (the income or expense related to financial derivatives designated in hedging relationships is already included in net interest income) and excluding the amortization of premiums and discounts on assets consolidated at fair value and the interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased. Farmer Mac's net effective spread was $27.2 million and $77.3 million for the three and nine months ended September 30, 2014, respectively, compared to $25.8 million and $78.1 million for the same periods in 2013. In percentage terms, net effective spread for the three and nine months ended September 30, 2014 was 0.89 percent and 0.83 percent, respectively, compared to 0.83 percent and 0.87 percent, respectively, for the same periods in 2013. The expansion in net effective spread compared to the three months ended September 30, 2013 is primarily attributable to net growth in higher spread Farm & Ranch loans and USDA Securities, an increase in spreads in certain Farm & Ranch loan products, a decrease in prepayments of loan assets and the fact that new loan assets are being purchased at higher spreads than the spreads on loan assets that are prepaying. The contraction in net effective spread compared to the nine months ended September 30, 2014 is primarily attributable to general contraction of asset spreads combined with the effect of early refinancing of AgVantage securities at lower market spreads and the recasting of certain Rural Utilities loans in first quarter 2014, as the original funding on the refinanced and recast assets remained in place through the end of first quarter 2014. See Note 9 to the consolidated financial statements for more information regarding net effective spread from Farmer Mac's individual business segments.

Table 5

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income/yield prior to consolidation of certain trusts (1) (2)	$11,488	0.37%	$27,960	0.90%	$44,709	0.48%	$84,117	0.93%
Expense related to undesignated financial derivatives	(2,949)	(0.10)%	(3,026)	(0.10)%	(6,537)	(0.07)%	(9,376)	(0.10)%
Amortization of premiums on assets consolidated at fair value (2)	783	0.03%	847	0.03%	13,374	0.14%	3,366	0.04%
Interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased	17,916	0.59%	—	—%	25,743	0.28%	—	—%
Net effective spread	$27,238	0.89%	$25,781	0.83%	$77,289	0.83%	$78,107	0.87%

(1)
For the three and nine months ended September 30, 2014, net interest yield is adjusted to remove the average balance of $1.6 billion and $0.8 billion, respectively, related to securities purchased under agreements to resell.

(2)	Includes $11.6 million related to the acceleration of premium amortization in first quarter 2014 due to significant refinancing activity in the Rural Utilities line of business.

Provision for and Release of Allowance for Loan Losses.  During the three and nine months ended September 30, 2014, Farmer Mac recorded net provisions to its allowance for loan losses of $0.5 million and net releases of $0.5 million, respectively. Farmer Mac also recorded no charge-offs and $0.1 million of charge-offs for the three and nine months ended September 30, 2014, respectively, and recoveries of $45,000 for each of the same periods. This is compared to net releases to its allowance for loan losses of $0.5 million and $0.6 million, respectively, and no charge-offs and $3.9 million of charge-offs, respectively, for the same periods in 2013. The net provisions recorded during the three months ended September 30, 2014 were primarily related to an increase in the general allowance due to overall net volume growth in the on-balance sheet Farm & Ranch portfolio and an increase in the specific allowance for loans individually analyzed for impairment. The net releases recorded during the nine months ended September 30, 2014 were primarily related to a decrease in the general allowance for loan losses due to substantial paydowns of on-balance sheet ethanol-related Agricultural Storage and Processing loans. The net releases recorded during third quarter 2013 were primarily related to a decline in the general allowance for loan losses due to improved credit quality in the on-balance sheet Farm & Ranch portfolio. The charge-offs recorded in the first nine months of 2013 included a $3.6 million charge-off related to one ethanol loan that was foreclosed during first quarter 2013 and for which Farmer Mac recorded a partial recovery of $1.1 million upon sale of the REO property in second quarter 2013. As of September 30, 2014, Farmer Mac's total allowance for loan losses was $6.3 million, compared to $6.9 million as of December 31, 2013.  See "—Risk Management—Credit Risk – Loans and Guarantees."

Release of and Provision for Reserve for Losses.  During the three and nine months ended September 30, 2014, Farmer Mac recorded releases to its reserve for losses of $1.3 million and $2.2 million, respectively, compared to provisions of $0.5 million and $1.0 million, respectively, for the same periods in 2013.  The releases recorded during the three and nine months ended September 30, 2014 were primarily attributable to paydowns of ethanol-related Agricultural Storage and Processing loans underlying LTSPCs. The provision recorded during the first nine months of 2013 was attributable to increased estimated probable losses inherent in Farmer Mac's non-ethanol related Agricultural Storage and Processing loans due to a change in the loss assumptions for this commodity type. As of September 30, 2014, Farmer Mac's reserve for losses was $4.3 million, compared to $6.5 million as of December 31, 2013.  See "—Risk Management—Credit Risk – Loans and Guarantees."

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, were $6.2 million and $19.1 million and for the three and nine months ended September 30, 2014, respectively, compared to $6.8 million and $20.2 million for the same periods in 2013, respectively. The decrease in guarantee and commitment fees was primarily attributable to a lower average guarantee fee rate on AgVantage securities and a lower average balance outstanding for AgVantage securities and Farm & Ranch Guaranteed Securities.

Gains and Losses on Financial Derivatives and Hedging Activities.  The effect of unrealized and realized gains and losses on Farmer Mac's financial derivatives and hedging activities was net gains of $0.8 million and net losses of $12.5 million, respectively, for the three and nine months ended September 30, 2014, compared to net gains of $3.0 million and $22.5 million, respectively, for the three and nine months ended September 30, 2013. Farmer Mac has designated certain interest rate swaps in fair value hedge relationships.

The components of gains and losses on financial derivatives and hedging activities for the three and nine months ended September 30, 2014 and 2013 are summarized in the following table:

Table 6

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands)
Fair value hedges:
Unrealized gains/(losses) due to fair value changes:
Financial derivatives (1)	$5,610	$4	$5,010	$23,329
Hedged items	(2,549)	2,996	4,019	(14,871)
Gains on hedging activities	3,061	3,000	9,029	8,458
No hedge designation:
Unrealized gains/(losses) due to fair value changes	1,070	4,126	(13,279)	24,410
Realized:
Expense related to financial derivatives	(2,949)	(3,026)	(6,537)	(9,375)
Losses due to terminations or net settlements	(374)	(1,076)	(1,681)	(992)
(Losses)/gains on financial derivatives not designated in hedging relationships	(2,253)	24	(21,497)	14,043
Gains/(losses) on financial derivatives and hedging activities	$808	$3,024	$(12,468)	$22,501

(1)
Included in the assessment of hedge effectiveness at September 30, 2014, but excluded from the amounts in the table, were losses of $2.9 million and $8.7 million for the three and nine months ended September 30, 2014, respectively, attributable to the fair value of the swaps at the inception of the hedging relationship. Accordingly, the amounts recognized as hedge ineffectiveness for the three and nine months ended September 30, 2014 were gains of $0.2 million and $0.3 million, respectively. The comparable amounts at September 30, 2013 were losses of $3.1 million and $8.0 million for the three and nine months ended September 30, 2013, respectively, attributable to the fair value of the swaps at the inception of the hedging relationship and, accordingly, losses of $0.1 million and gains of $0.5 million for the three and nine months ended September 30, 2013, respectively attributable to hedge ineffectiveness.

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

Gains and Losses on Trading Securities.  During the three and nine months ended September 30, 2014, Farmer Mac recorded unrealized gains on trading securities of $16.4 million and $24.8 million, respectively, compared to unrealized losses of $0.6 million and $0.7 million during the same periods in 2013, respectively. Of the total unrealized gains recognized during the three and nine months ended September 30, 2014, $16.4 million and $24.2 million, respectively, related to securities sold, not yet purchased as part of Farmer Mac's recently established cash management and liquidity initiative. The high premium treasury securities that were sold are pulling closer to par as their maturity dates get closer thus lowering Farmer Mac's cost to cover the short position. During the three and nine months ended September 30, 2014, $0.1 million of losses and $0.2 million of gains, respectively related to financial assets selected to be carried at fair value with changes in fair value included in earnings (the fair value option) as compared to recorded losses of $0.7 million and $1.1 million during the same periods in 2013. Farmer Mac has not elected to account for any financial assets under the fair value option since 2008. For more information about this cash management and liquidity initiative and its effect on unrealized trading gains, see "—Cash Management and Liquidity Initiative."

Gains and Losses on Sale of Available-for-Sale Investment Securities. During the three and nine months ended September 30, 2014, Farmer Mac realized net losses of $0.4 million and $0.2 million, respectively, compared to no realized gains or losses and $3.1 million of realized gains, respectively, in the three and nine months ended September 30, 2013. The net losses in 2014 related to sales of two auction-rate certificates at a price of 97 percent of par, resulting in realized losses of $0.8 million and partially offset by realized gains from sales of other securities from the available-for-sale investment portfolio. The gains in 2013 primarily were the result of a sale of a mortgage-backed security from the available-for-sale investment portfolio.

Gains on Sale of Real Estate Owned. During the three and nine months ended September 30, 2014, Farmer Mac had no sales of real estate owned properties and realized gains of $0.2 million, respectively, compared to realized gains of $39,000 and $1.2 million, respectively, for the three and nine months ended September 30, 2013.

Other Income. Other income totaled $0.5 million and $0.8 million, respectively, for the three and nine months ended September 30, 2014, compared to $0.6 million and $2.5 million for the same periods in 2013. The decrease in other income in the first nine months of 2014 was primarily attributable to the collection, in 2013, of $0.4 million in late fees upon final payoff of a defaulted loan and the recognition in 2013 of $0.9 million of gains previously deferred in accumulated other comprehensive income related to fair value changes of certain available-for-sale securities contributed to Farmer Mac II LLC in 2010, and other miscellaneous items.

Compensation and Employee Benefits.  Compensation and employee benefits were $4.7 million and $14.0 million, respectively, for the three and nine months ended September 30, 2014, compared to $4.5 million and $13.8 million, respectively, during the same periods in 2013. The increase in compensation and employee benefits in 2014 was due primarily to increased headcount and annual salary adjustments.

General and Administrative Expenses.  General and administrative expenses, including legal, audit, and consulting fees, were $3.1 million and $9.2 million, respectively, for the three and nine months ended September 30, 2014, compared to $2.8 million and $8.5 million, respectively, for three and nine months ended September 30, 2013. The increase in general and administrative expenses in the nine months of 2014 compared to the first nine months of 2013 was primarily attributable to consulting fees associated with Farmer Mac's cash management and liquidity initiative and other miscellaneous consulting fees related to corporate strategic goals.

Regulatory Fees.  Regulatory fees (which consist of the fees paid to FCA) for both the three and nine months ended September 30, 2014 and 2013 were $0.6 million and $1.8 million, respectively. FCA has advised Farmer Mac that its estimated fees for the federal fiscal year ending September 30, 2015 will be $2.4 million ($0.6 million per federal fiscal quarter), which will not be a material increase from the prior federal fiscal year.  After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.

Income Tax Expense.  Income tax expense totaled $7.6 million and $0.1 million, respectively, for the three and nine months ended September 30, 2014, compared to income tax expense of $8.2 million and $30.0 million, respectively, for the same periods in 2013. Lower pre-tax income and, for the nine months ended September 30, 2014, the reduction of $11.6 million in the valuation allowance against deferred tax assets resulting from expected capital gains on securities sold, not yet purchased in second quarter 2014 accounted for the change in tax expense in the three and nine month periods ended September 30, 2014 as compared to the same periods in 2013. The consolidated tax benefit of the dividends declared on Farmer Mac II LLC Preferred Stock, which is presented as "Net income attributable to non-controlling interest – preferred stock dividends" on the consolidated statements of operations on a pre-tax basis and the reduction of $11.6 million of valuation allowance against deferred tax assets resulting from expected capital gains on securities sold, not yet purchased, were the primary reasons Farmer Mac's effective tax rate was lower than the statutory federal rate of 35 percent. For further information about the impact on income taxes related to securities sold, not yet purchased, see "—Cash Management and Liquidity Initiative."

Farmer Mac carried a valuation allowance of $25.7 million as of September 30, 2014 and $37.9 million as of December 31, 2013 against the deferred tax assets arising primarily from capital loss carryforwards related to capital losses incurred during 2009 on Farmer Mac's investments in Fannie Mae preferred stock, Lehman Brothers Holdings Inc. senior debt securities, and other GSE preferred stock.  Because these losses were capital in nature, tax benefits can only be realized to the extent Farmer Mac would have offsetting capital gains.  For more information about income taxes see "Note 10 Income Taxes" in the consolidated financial statements in the Segment Recast 8-K.

Business Volume.  During third quarter 2014, Farmer Mac added $630.5 million of new business volume. Specifically, Farmer Mac:

•	purchased $150.2 million of newly originated Farm & Ranch loans;

•	added $77.4 million of Farm & Ranch loans under LTSPCs;

•	purchased $97.3 million of USDA Securities;

•	purchased $9.9 million of Rural Utilities loans; and

•	purchased $295.7 million of AgVantage securities.

Of the AgVantage securities new business volume for third quarter 2014, $20.7 million was purchased under an AgVantage facility with Farmland Partners, Inc., a publicly-traded agricultural real estate investment vehicle, which was Farmer Mac's first transaction with this type of entity as an issuer of AgVantage securities. In October 2014, Farmer Mac increased the maximum amount that may be purchased under this AgVantage facility from $30 million to $75 million.

Farmer Mac's outstanding business volume was $14.0 billion as of September 30, 2014, a decrease of $67.7 million from June 30, 2014 and an increase of $54.5 million from December 31, 2013. The decrease from June 30, 2014 was primarily attributable to maturities of AgVantage securities during third quarter 2014 in excess of AgVantage new business and refinancings, partially offset by portfolio growth of on-balance sheet Farm & Ranch loans and USDA Securities.

The following table sets forth purchases of non-delinquent eligible loans, new LTSPCs, and new guarantees during the periods indicated in the Farm & Ranch, USDA Guarantees, and Rural Utilities lines of business, as well as purchases of AgVantage securities in the Institutional Credit line of business:

Table 7

Farmer Mac New Purchases, Guarantees, and LTSPCs
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands)
Farm & Ranch:
Loans	$150,243	$193,089	$501,766	$579,111
LTSPCs	77,368	198,783	297,812	465,067
USDA Guarantees:
USDA Securities	97,275	70,372	256,044	303,456
Rural Utilities:
Loans	9,936	5,107	68,528	45,591
Institutional Credit:
AgVantage	295,700	353,500	825,165	978,500
Total purchases, guarantees, and LTSPCs	$630,522	$820,851	$1,949,315	$2,371,725

The decrease in Farm & Ranch volume for the nine months ended September 30, 2014 compared to the same period in 2013 reflects a return to volume levels more consistent with historical trends, contrasted by higher demand in the first nine months of 2013 from borrowers seeking to refinance into longer-term financing at fixed rates in a low interest rate environment. The decrease in USDA Securities volume in the first nine months of 2014 was the result of more lenders retaining these guaranteed assets in their portfolio during the first half of the year. Rural Utilities loan volume remains low, with modest variances from period to period, due to reduced demand associated with slow historical economic growth and greater energy efficiency in recent years. The uneven distribution in quarterly AgVantage securities volume is primarily driven by the generally larger transaction sizes for that product and the fluctuating funding and liquidity needs of Farmer Mac's customer network.

The purchase price of non-delinquent eligible loans and portfolios is their respective fair value based on current market interest rates and Farmer Mac's target net yield. The purchase price includes an amount to compensate Farmer Mac for credit risk that is similar to the guarantee or commitment fees it receives for assuming credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs.  Based on market conditions, Farmer Mac either retains the loans it purchases or securitizes them and retains or sells Farmer Mac Guaranteed Securities backed by those loans.  Historically, Farmer Mac has retained the vast majority of loans it has purchased.  The weighted-average age of the Farm & Ranch non-delinquent eligible loans purchased and retained (excluding the purchases of defaulted loans) during both third quarter 2014 and 2013 was less than one year.  Of those loans, 57 percent and 65 percent had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 16.3 years and 15.5 years, respectively.

During third quarter 2014 and 2013, Farmer Mac securitized loans it had purchased and sold the resulting Farmer Mac Guaranteed Securities in the amount of $43.0 million and $28.7 million, respectively. Farmer Mac consolidates these loans and presents them as "Loans held for investment in consolidated trusts, at amortized cost" on the consolidated balance sheets. For the three and nine months ended September 30, 2014, $39.6 million and $147.2 million, respectively, of Farmer Mac Guaranteed Securities were sold to Zions First National Bank ("Zions"), which is a related party to Farmer Mac, compared to $20.9 million and $38.0 million of sales for the three and nine months ended September 30, 2013, respectively.

The following table sets forth information regarding the Farmer Mac Guaranteed Securities issued during the periods indicated:

Table 8

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands)
Loans securitized and sold as Farm & Ranch Guaranteed Securities	$42,963	$28,718	$172,268	$64,609
AgVantage Securities	295,700	353,500	825,165	978,500
Total Farmer Mac Guaranteed Securities Issuances	$338,663	$382,218	$997,433	$1,043,109

The following table sets forth information regarding outstanding volume in each of Farmer Mac's four lines of business as of the dates indicated:

Table 9

Outstanding Balances of Loans Held, Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed
Securities and LTSPCs, AgVantage Securities, USDA Securities, and Farmer Mac Guaranteed USDA Securities
	As of September 30, 2014	As of December 31, 2013
	(in thousands)
On-balance sheet:
Farm & Ranch:
Loans	$1,981,456	$1,875,958
Loans held in trusts:
Beneficial interests owned by third party investors	398,992	259,509
USDA Guarantees:
USDA Securities	1,724,806	1,645,806
Farmer Mac Guaranteed USDA Securities	20,449	21,089
Rural Utilities:
Loans	711,242	698,010
Loans held in trusts:
Beneficial interests owned by Farmer Mac	267,395	354,241
Institutional Credit:
AgVantage Securities	4,963,613	5,066,855
Total on-balance sheet	$10,067,953	$9,921,468
Off-balance sheet:
Farm & Ranch:
LTSPCs	$2,256,175	$2,261,862
Guaranteed Securities	677,814	765,751
USDA Guarantees:
Farmer Mac Guaranteed USDA Securities	14,693	20,222
Institutional Credit:
AgVantage Securities	988,187	981,009
Total off-balance sheet	$3,936,869	$4,028,844
Total	$14,004,822	$13,950,312

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities) and LTSPCs, USDA Securities, and Farmer Mac Guaranteed USDA Securities as of September 30, 2014:

Table 10

Schedule of Principal Amortization
	Loans Held	Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed Securities and LTSPCs	USDA Securities and Farmer Mac Guaranteed USDA Securities	Total
	(in thousands)
2014	$40,490	$64,157	$109,594	$214,241
2015	177,098	259,599	119,390	556,087
2016	167,625	226,669	143,346	537,640
2017	169,421	213,964	113,729	497,114
2018	170,328	201,966	125,733	498,027
Thereafter	2,634,123	1,967,634	1,148,156	5,749,913
Total	$3,359,085	$2,933,989	$1,759,948	$8,053,022

Of the $14.0 billion outstanding principal balance of volume included in Farmer Mac's four lines of business as of September 30, 2014, $6.0 billion were AgVantage securities included in the Institutional Credit line of business.  Each AgVantage security is a general obligation of an issuing institution approved by Farmer Mac and is secured by eligible loans in an amount at least equal to the outstanding principal amount of the security. Unlike business volume in the form of purchased loans, USDA Securities, and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, most AgVantage securities do not require periodic payments of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due.

The following table summarizes by maturity date the outstanding principal amount of both on- and off-balance sheet AgVantage securities as of September 30, 2014:

Table 11

AgVantage Balances by Year of Maturity
As of
September 30, 2014
(in thousands)
2014	$7,690
2015	681,638
2016	1,334,415
2017	1,406,178
2018	790,478
Thereafter (1)	1,731,401
Total	$5,951,800
(1) Includes various maturities ranging from 2019 to 2024.

The weighted-average remaining maturity of the outstanding $6.0 billion of AgVantage securities shown in the table above was 3.7 years as of September 30, 2014.  As a general matter, if maturing AgVantage securities are not replaced by new AgVantage securities, either from the same issuer or from new business, or if the spread earned by Farmer Mac on new AgVantage securities that replace maturing AgVantage securities is lower than the spread earned on the maturing securities, Farmer Mac's income could be adversely affected.

As part of fulfilling its guarantee obligations for Farm & Ranch Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90-days delinquent or in material non-monetary default at the time of purchase, out of the loan pools underlying those securities and LTSPCs, and records the purchased loans as such on its balance sheet.  The purchase price for a defaulted loan purchased out of a pool of loans backing Farm & Ranch Guaranteed Securities is the current outstanding principal balance of the loan plus accrued and unpaid interest.  The purchase price for a defaulted loan purchased under an LTSPC is the then-current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loans payable out of any future loan payments or liquidation proceeds as received.  The purchase price of a defaulted loan is not an indicator of the expected loss on that loan; many other factors affect expected loss, if any, on any loan so purchased. Farmer Mac did not purchase any delinquent loans during third quarter 2014. The weighted-average age of delinquent loans purchased during third quarter 2013 out of securitized pools and LTSPCs was 7.0 years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

The following table presents Farmer Mac's purchases of defaulted loans underlying Farm & Ranch Guaranteed Securities and LTSPCs for the periods indicated:

Table 12

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands)
Defaulted loans purchased underlying Farm & Ranch Guaranteed Securities owned by third party investors	$—	$629	$—	$6,667
Defaulted loans purchased underlying LTSPCs	—	—	440	37
Total loan purchases	$—	$629	$440	$6,704

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

The assets of Farmer Mac II LLC will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.  As of September 30, 2014, Farmer Mac II LLC held assets with a fair value of $1.8 billion, had debt outstanding to Farmer Mac of $429.0 million, had preferred stock outstanding with a liquidation preference of $250.0 million, and had $1.0 billion of common stock outstanding held by Farmer Mac. During second quarter 2014, Farmer Mac purchased $6.0 million of the outstanding trust securities, called Farm Asset-Linked Capital Securities or "FALConS," representing undivided beneficial ownership interests in shares of Farmer Mac II LLC Preferred Stock, from certain holders. For more information about the formation and operations of Farmer Mac II LLC and the features of the preferred stock issued by Farmer Mac II LLC in January 2010, see Notes 7 and 9 to the consolidated financial statements.

Outlook

Farmer Mac continues to provide a stable source of liquidity, capital, and risk management tools as the secondary market that helps meet the financing needs of rural America. While the pace of Farmer Mac's growth will depend on the capital and liquidity needs of the participants in the rural financing business, Farmer Mac foresees opportunities for continued growth. More specifically, Farmer Mac believes that its Farm & Ranch, USDA Guarantees, Rural Utilities, and Institutional Credit lines of business all have opportunities for growth, driven by several key factors:

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

•
As a result of targeted marketing and product development efforts, Farmer Mac's lender network and customer base continues to expand, which may generate additional demand for Farmer Mac's products from new sources.

Farmer Mac believes that these growth opportunities will be important in replacing income earned on the loans and other assets as they mature, pay down, or are reinvested at lower spreads. Farmer Mac also owned as of September 30, 2014 in its liquidity investment portfolio $78.5 million par amount of preferred stock issued by CoBank that paid an 11 percent annual dividend, from which Farmer Mac earned approximately $7.7 million ($0.69 per diluted share in 2013 and $0.51 per diluted share for the nine months ended September 30, 2014) annually in after-tax income. CoBank called these securities on October 1, 2014; consequently, this income will not continue.

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

Farmer Mac continues to monitor land values and commodity prices in response to cyclical swings. Although farmland values and commodity prices have declined recently in some sectors, primarily in the Midwest, Farmer Mac believes that its portfolio remains sufficiently diversified, both geographically and by commodity, and that its portfolio has generally demonstrated historically high credit quality and low delinquency rates to endure reasonably foreseeable volatility in farmland values and commodity prices. Farmer Mac also continues to closely monitor sector profitability, economic conditions, and agricultural land value and geographic trends to tailor underwriting practices to changing conditions. For more information about the loan balances and loan-to-value ratios for Farm & Ranch loans in Farmer Mac's portfolio as of September 30, 2014, see "—Risk Management—Credit Risk – Loans and Guarantees."

The western part of the United States, including California, continues to experience drought conditions, with the water level in many California reservoirs at substantially less than their average year-to-date water storage levels. Though many farm irrigation districts received little or no water from the governing water authorities, the impact on individual farmers will vary due to alternative water sources the farmer may have in place. These alternative water sources include underground sources (well water) and any water that may have been “banked” by the farmer in years where water was more plentiful. Farmer Mac has not observed any material effect on its portfolio due to these drought conditions as of September 30, 2014, as borrower profitability continues to remain stable. However, any continuation of extreme or exceptional drought conditions beyond the 2014 water year could have an adverse effect on Farmer Mac’s delinquency rates or loss experience. This is particularly true in the permanent plantings sector, where the value of the related collateral is closely tied to the production value and capability of the permanent plantings, and in the dairy sector, which may experience increased feed costs as water is diverted away from hay acreage commonly relied upon by dairy producers and toward land supporting other agricultural commodities. Farmer Mac believes that it remains well-collateralized on loans in its Farm & Ranch line of business, including its permanent planting and dairy portfolios.

Farmer Mac also continues to monitor the establishment and evolution of legislation and regulations that affect farmers, ranchers, and rural lenders. Many federal agricultural policies previously in effect have been altered with the enactment of the Agricultural Act of 2014, including those affecting crop subsidies, crop insurance, and other aspects of agricultural production. Farmer Mac will continue to monitor the effects of these altered federal agricultural policies as the USDA engages in the process of promulgating regulations intended to implement the Agricultural Act of 2014.

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

Rural Utilities Industry. Reduced demand for capital within the rural utilities industry has increased competition for Farmer Mac's customer base from lenders that are not eligible to, or for other reasons do not, participate in Farmer Mac's Rural Utilities line of business. The rural utilities industry may experience needs for financing over the next several years to make improvements in response to environmental and clean energy policies, and for refinancing USDA Rural Utilities Service loans. Domestic economic indicators also continue to show modest growth, and as the economy strengthens, Farmer Mac believes that demand for rural utilities loans may increase. Farmer Mac foresees opportunities for growth as industry demand increases, both in its Institutional Credit line of business (as rural electric cooperative lenders seek lower-cost financing alternatives), as well as its Rural Utilities line of business.

Balance Sheet Review

Assets.  Farmer Mac's total assets as of September 30, 2014 were $14.5 billion, compared to $13.4 billion as of December 31, 2013.  The increase in total assets was primarily attributable to an increase in securities purchased under agreements to resell and net new purchases of Farm & Ranch loans and USDA Securities.

As of September 30, 2014, Farmer Mac had $627.7 million of cash and cash equivalents, $1.6 billion of securities purchased under agreements to resell, and $2.0 billion of investment securities, compared to $749.3 million of cash and cash equivalents and $2.5 billion of investment securities as of December 31, 2013. As of September 30, 2014, Farmer Mac had $5.0 billion of Farmer Mac Guaranteed Securities, $1.7 billion of USDA Securities, and $3.4 billion of loans, net of allowance. This compares to $5.1 billion of

Farmer Mac Guaranteed Securities, $1.6 billion of USDA Securities, and $3.2 billion of loans, net of allowance, as of December 31, 2013.

Liabilities.  Farmer Mac's total liabilities increased to $13.7 billion as of September 30, 2014 from $12.8 billion as of December 31, 2013.  The increase in liabilities was primarily attributable to an increase in securities sold, not yet purchased in connection with Farmer Mac's cash management and liquidity initiative, partially offset by a decrease in notes payable. For further information about securities sold, not yet purchased, see "—Cash Management and Liquidity Initiative."

Equity.  As of September 30, 2014, Farmer Mac had total equity of $782.4 million, comprised of stockholders' equity of $546.5 million and non-controlling interest – preferred stock of $235.9 million.  As of December 31, 2013, Farmer Mac had total equity of $574.5 million, comprised of stockholders' equity of $332.6 million and non-controlling interest – preferred stock of $241.9 million.  The increase in total equity during the first nine months of 2014 was the result of the issuances of $75.0 million of Series B Preferred Stock in March 2014 and $75.0 million of Series C Preferred Stock in June 2014, an increase in retained earnings, and an increase in accumulated other comprehensive income due to increases in the fair value of available-for-sale securities. These increases in the fair value of available-for-sale securities were driven primarily by lower U.S. Treasury rates.

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

Farmer Mac generally assumes 100 percent of the credit risk on loans held and loans underlying Farm & Ranch Guaranteed Securities, LTSPCs, and Rural Utilities Guaranteed Securities. Farmer Mac has direct credit exposure to loans in non-AgVantage transactions and indirect credit exposure to loans that secure AgVantage transactions, since they represent a general obligation of a lender secured by qualified loans.  The credit exposure of Farmer Mac and Farmer Mac II LLC on USDA Securities, including those underlying Farmer Mac Guaranteed USDA Securities, is covered by the full faith and credit of the United States.  Farmer Mac believes that Farmer Mac and Farmer Mac II LLC have little or no credit risk exposure in the USDA Guarantees line of business because of the USDA guarantee.  As of September 30, 2014, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any business under the USDA Guarantees line of business and does not expect that Farmer Mac or Farmer Mac II LLC will incur any such losses in the future.

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

Farmer Mac's AgVantage securities are general obligations of institutions approved by Farmer Mac and are secured by eligible loans in an amount at least equal to the outstanding principal amount of the security. Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because of the credit quality of the issuing institutions and the collateralization level for the securities, and because delinquent loans are required to be removed from the pool of pledged loans and replaced with current eligible loans.  As such, all AgVantage securities are secured by current loans representing at least 100 percent of the outstanding amount of these securities.  As of September 30, 2014, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future. See "—Credit Risk – Institutional" for more information about Farmer Mac's credit risk on AgVantage securities.

Farmer Mac has developed different underwriting standards for rural utilities loans that depend on whether direct or indirect credit exposure is assumed on a loan and whether the borrower is an electric distribution cooperative or a G&T cooperative. As of September 30, 2014, there were no delinquencies in Farmer Mac's portfolio of rural utilities loans, which includes rural utilities loans held and rural utilities loans underlying or securing Rural Utilities Guaranteed Securities. Farmer Mac's direct credit exposure to rural utilities loans as of September 30, 2014 was $978.6 million, of which $959.3 million were loans to electric distribution cooperatives and $19.3 million were loans to G&T cooperatives. Farmer Mac also had indirect credit exposure to the rural utilities loans securing AgVantage securities and included in the Institutional Credit line of business, some of which are loans to G&T cooperatives. For more information, see "—Credit Risk – Institutional."

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

The following table summarizes the components of Farmer Mac's total allowance for losses for the three and nine months ended September 30, 2014 and 2013:

Table 13

	September 30, 2014			September 30, 2013
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
For the Three Months Ended:
Beginning Balance	$5,770	$5,595	$11,365	$7,368	$6,110	$13,478
Provision for/(release of) losses	511	(1,315)	(804)	(499)	463	(36)
Charge-offs	—	—	—	—	—	—
Recoveries	45	—	45	—	—	—
Ending Balance	$6,326	$4,280	$10,606	$6,869	$6,573	$13,442

For the Nine Months Ended:
Beginning Balance	$6,866	$6,468	$13,334	$11,351	$5,539	$16,890
(Release of)/provision for losses	(499)	(2,188)	(2,687)	(598)	1,034	436
Charge-offs	(86)	—	(86)	(3,884)	—	(3,884)
Recoveries	45	—	45	—	—	—
Ending Balance	$6,326	$4,280	$10,606	$6,869	$6,573	$13,442

Activity affecting the allowance for loan losses and reserve for losses is discussed in "—Results of Operations— Provision for and Release of Allowance for Loan Losses" and "—Results of Operations—Release of and Provision for Reserve for Losses." As of September 30, 2014, Farmer Mac's allowances for losses totaled $10.6 million, or 20 basis points, of the outstanding principal balance of loans held for investment and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities, compared to $13.3 million, or 26 basis points, as of December 31, 2013, and $13.4 million, or 27 basis points as of September 30, 2013.

As of September 30, 2014, Farmer Mac's 90-day delinquencies were $24.7 million (0.46 percent of the Farm & Ranch portfolio), compared to $28.3 million (0.55 percent of the Farm & Ranch portfolio) as of December 31, 2013, and $33.0 million (0.66 percent of the Farm & Ranch portfolio) as of September 30, 2013. Those 90-day delinquencies were comprised of 41 delinquent loans as of September 30, 2014, compared with 40 delinquent loans as of December 31, 2013 and 62 delinquent loans as of September 30, 2013. When analyzing the overall risk profile of its program business, Farmer Mac takes into account more than the Farm & Ranch loan delinquency percentages provided above. The total program business includes AgVantage securities and rural utilities loans, neither of which have any delinquencies, and USDA Securities, which are backed by the full faith and credit of the United States. Across all of Farmer Mac's lines of business, 90-day delinquencies represented 0.18 percent of total program business as of September 30, 2014, compared to 0.20 percent of total program business as of December 31, 2013, and 0.24 percent as of September 30, 2013.

As of September 30, 2014, Farmer Mac's ethanol exposure, which includes loans held and loans subject to LTSPCs, was $25.1 million (0.5 percent of the Farm & Ranch portfolio) on 12 different plants, with an additional $26.6 million of undisbursed commitments.  As of September 30, 2014, Farmer Mac had no ethanol loans that were 90-days delinquent.

The following table presents historical information regarding Farmer Mac's 90-day delinquencies in the Farm & Ranch line of business compared to the principal balance of all Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs:

Table 14

	Outstanding Loans, Guarantees, and LTSPCs (1)	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
September 30, 2014	$5,314,437	$24,661	0.46%
June 30, 2014	5,310,664	25,911	0.49%
March 31, 2014	5,293,975	29,437	0.56%
December 31, 2013	5,163,080	28,296	0.55%
September 30, 2013	5,035,748	33,042	0.66%
June 30, 2013	4,917,489	33,922	0.69%
March 31, 2013	4,782,609	39,663	0.83%
December 31, 2012	4,747,289	33,263	0.70%
September 30, 2012	4,402,957	40,797	0.93%

(1)	Excludes loans pledged to secure AgVantage securities.

The 90-day delinquency measure includes loans 90 days or more past due as well as loans in foreclosure, loans restructured after delinquency, and non-performing loans where the borrower is in bankruptcy.

As of September 30, 2014, Farmer Mac individually analyzed $32.9 million of the $86.5 million of recorded investment in impaired loans for collateral shortfalls against updated appraised values, other updated collateral valuations, or discounted values. For the remaining $53.6 million of impaired assets for which updated valuations were not available, Farmer Mac evaluated them in the aggregate in consideration of their similar risk characteristics and historical statistics. Farmer Mac recorded specific allowances of $2.9 million for undercollateralized assets as of September 30, 2014. Farmer Mac's non-specific or general allowances were $7.7 million as of September 30, 2014.

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

Loan-to-value ratios depend upon the market value of a property, as determined in accordance with Farmer Mac's collateral valuation standards.  As of September 30, 2014 and December 31, 2013, the

average unpaid loan balance for loans outstanding in the Farm & Ranch line of business (excluding loans that secured AgVantage securities) was $456,000 and $426,000, respectively. The weighted average original loan-to-value ratio for Farm & Ranch loans purchased during third quarter 2014 was 43 percent, compared to 42 percent for loans purchased in third quarter 2013. The weighted average original loan-to-value ratio, which is the loan-to-value ratio based on original appraised value that has not been indexed to provide a current market value or reflect amortization of loans, for Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs was approximately 47 percent as of September 30, 2014 and 49 percent as of December 31, 2013. The weighted-average original loan-to-value ratio for all 90-day delinquencies was 45 percent as of September 30, 2014 and December 31, 2013.

The weighted average current loan-to-value ratio, which is the loan-to-value ratio based on original appraised value but which reflects loan amortization since purchase, for Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs was approximately 43 percent as of September 30, 2014, and 38 percent as of December 31, 2013.

The following table presents outstanding Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities and 90-day delinquencies as of September 30, 2014 by year of origination, geographic region, commodity/collateral type, and original loan-to-value ratio:

Table 15

Farm & Ranch 90-Day Delinquencies as of September 30, 2014
	Distribution of Outstanding Loans, Guarantees, and LTSPCs	Outstanding Loans, Guarantees, and LTSPCs	90-Day Delinquencies (1)	Percentage
	(dollars in thousands)
By year of origination:
Before 2001	5%	$267,969	$2,808	1.05%
2001	2%	110,646	1,125	1.02%
2002	3%	132,983	1,357	1.02%
2003	3%	158,039	3,333	2.11%
2004	3%	180,060	—	—%
2005	5%	251,054	682	0.27%
2006	4%	231,975	170	0.07%
2007	4%	212,793	7,209	3.39%
2008	5%	278,904	2,522	0.90%
2009	4%	194,589	767	0.39%
2010	6%	312,190	983	0.31%
2011	8%	427,204	576	0.13%
2012	15%	812,773	—	—%
2013	22%	1,184,630	3,129	0.26%
2014	11%	558,628	—	—%
Total	100%	$5,314,437	$24,661	0.46%
By geographic region (2):
Northwest	10%	$544,057	$6,436	1.18%
Southwest	32%	1,719,718	3,733	0.22%
Mid-North	35%	1,851,849	4,013	0.22%
Mid-South	12%	608,040	2,834	0.47%
Northeast	4%	218,639	1,049	0.48%
Southeast	7%	372,134	6,596	1.77%
Total	100%	$5,314,437	$24,661	0.46%
By commodity/collateral type:
Crops	54%	$2,880,245	$7,700	0.27%
Permanent plantings	17%	905,081	6,861	0.76%
Livestock	24%	1,247,390	6,677	0.54%
Part-time farm	3%	152,915	3,423	2.24%
Ag. Storage and processing (including ethanol facilities)	2%	120,876	—	—%
Other	—	7,930	—	—%
Total	100%	$5,314,437	$24,661	0.46%
By original loan-to-value ratio:
0.00% to 40.00%	27%	$1,446,240	$10,283	0.71%
40.01% to 50.00%	22%	1,175,657	6,615	0.56%
50.01% to 60.00%	28%	1,481,788	4,504	0.30%
60.01% to 70.00%	20%	1,082,990	1,596	0.15%
70.01% to 80.00% (3)	2%	103,808	1,663	1.60%
80.01% to 90.00% (3)	1%	23,954	—	—%
Total	100%	$5,314,437	$24,661	0.46%

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

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Farm & Ranch loans purchased and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities as of September 30, 2014 by year of origination, geographic region, and commodity/collateral type.  The purpose of this information is to present information regarding losses relative to original Farm & Ranch purchases, guarantees, and commitments.

Table 16

Farm & Ranch Credit Losses Relative to Cumulative
Original Loans, Guarantees, and LTSPCs as of September 30, 2014
	Cumulative Original Loans, Guarantees and LTSPCs	Cumulative Net Credit Losses	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
Before 2001	$7,345,050	$10,987	0.15%
2001	1,151,764	178	0.02%
2002	1,174,274	89	0.01%
2003	1,014,874	350	0.03%
2004	747,381	281	0.04%
2005	899,437	(184)	(0.02)%
2006	928,825	9,545	1.03%
2007	717,494	4,498	0.63%
2008	803,416	3,247	0.40%
2009	532,670	1,508	0.28%
2010	631,586	—	—%
2011	721,460	—	—%
2012	1,035,037	—	—%
2013	1,296,042	—	—%
2014	622,808	—	—%
Total	$19,622,118	$30,499	0.16%
By geographic region (1):
Northwest	$2,643,915	$7,402	0.28%
Southwest	6,922,310	9,006	0.13%
Mid-North	4,789,176	12,830	0.27%
Mid-South	2,134,510	(240)	(0.01)%
Northeast	1,527,253	169	0.01%
Southeast	1,604,954	1,332	0.08%
Total	$19,622,118	$30,499	0.16%
By commodity/collateral type:
Crops	$8,753,933	$4,281	0.05%
Permanent plantings	3,997,432	9,332	0.23%
Livestock	4,935,054	3,859	0.08%
Part-time farm	1,081,010	1,015	0.09%
Ag. Storage and processing (including ethanol facilities) (2)	706,966	12,012	1.70%
Other	147,723	—	—%
Total	$19,622,118	$30,499	0.16%

(1)
Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

(2)
Several of the loans underlying agricultural storage and processing LTSPCs are for facilities under construction and, as of September 30, 2014, approximately $26.6 million of the loans were not yet disbursed by the lender.

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

The following tables present concentrations of Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities by commodity type within geographic region and cumulative credit losses by origination year and commodity type:

Table 17

	As of September 30, 2014
	Farm & Ranch Concentrations by Commodity Type within Geographic Region
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(dollars in thousands)
By geographic region (1):
Northwest	$279,166	$82,157	$156,292	$12,192	$14,250	$—	$544,057
	5.3%	1.5%	2.9%	0.2%	0.3%	—%	10.2%
Southwest	514,551	648,951	505,045	34,038	16,162	971	1,719,718
	9.7%	12.2%	9.5%	0.7%	0.3%	—%	32.4%
Mid-North	1,555,785	27,805	194,366	11,411	56,904	5,578	1,851,849
	29.2%	0.5%	3.7%	0.2%	1.1%	0.1%	34.8%
Mid-South	366,201	7,055	196,147	23,641	14,489	507	608,040
	7.0%	0.1%	3.7%	0.4%	0.3%	—%	11.5%
Northeast	71,574	23,612	61,321	51,562	10,407	163	218,639
	1.3%	0.4%	1.2%	1.0%	0.2%	—%	4.1%
Southeast	92,968	115,501	134,219	20,071	8,664	711	372,134
	1.7%	2.3%	2.5%	0.4%	0.1%	—%	7.0%
Total	$2,880,245	$905,081	$1,247,390	$152,915	$120,876	$7,930	$5,314,437
	54.2%	17.0%	23.5%	2.9%	2.3%	0.1%	100.0%

(1)
Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Table 18

	As of September 30, 2014
	Cumulative Credit Losses/(Recoveries) by Origination Year and Commodity Type
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Total
	(in thousands)
By year of origination:
1995 and Prior	$277	$(79)	$(107)	$—	$—	$91
1996	(721)	2,296	(73)	—	—	1,502
1997	(397)	2,785	(131)	—	—	2,257
1998	(438)	1,803	1,781	—	—	3,146
1999	(108)	723	158	296	—	1,069
2000	7	1,907	1,049	(41)	—	2,922
2001	45	1	132	—	—	178
2002	—	—	—	89	—	89
2003	309	—	—	41	—	350
2004	—	—	162	119	—	281
2005	(87)	(263)	—	166	—	(184)
2006	1,616	—	40	201	7,688	9,545
2007	1,054	11	779	144	2,510	4,498
2008	2,626	—	—	—	621	3,247
2009	98	148	69	—	1,193	1,508
2010	—	—	—	—	—	—
2011	—	—	—	—	—	—
2012	—	—	—	—	—	—
2013	—	—	—	—	—	—
2014	—	—	—	—	—	—
Total	$4,281	$9,332	$3,859	$1,015	$12,012	$30,499

In Farmer Mac's experience, the degree to which the collateral is specialized or highly improved, such as permanent plantings and storage and processing facilities, is a more significant determinant of the probability of ultimate losses on a given loan than geographic location. The versatility of a borrower's operation (and in the case of persisting adverse economic conditions, the borrower's ability to switch commodity groups) will more likely result in profitability for the borrower and, consequently, a lower risk of decreased value for the underlying collateral. However, producers of agricultural commodities that require specialized or highly improved property are less able to adapt their operations when faced with adverse economic conditions. If adverse economic conditions persist for these commodities, not only might the borrower face a higher risk of default, but also the prospective sale value of the collateral is more likely to decrease and the related loan may become undercollateralized.  This analysis is consistent with corresponding commodity analyses, which indicate that Farmer Mac has experienced higher loss and collateral deficiency rates in permanent planting loans and Ag. Storage and Processing loans, for which the collateral is typically highly improved and specialized.

Farmer Mac regularly stress tests its portfolio for credit risk. Farmer Mac's methodologies for pricing its guarantee and commitment fees, managing credit risk, and providing adequate allowances for losses consider all of the foregoing factors and information.

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

The unpaid principal balance of outstanding on-balance sheet AgVantage securities secured by Farm & Ranch loans totaled $3.5 billion as of September 30, 2014 and December 31, 2013. The unpaid principal balance of on-balance sheet AgVantage securities secured by Rural Utilities loans totaled $1.5 billion as of September 30, 2014 and December 31, 2013. In addition, the unpaid principal balance of outstanding off-balance sheet AgVantage transactions totaled $1.0 billion as of September 30, 2014 and December 31, 2013.

The following table provides information about the issuers of AgVantage securities, as well as the required collateralization levels for those transactions as of September 30, 2014 and December 31, 2013:

Table 19

	As of September 30, 2014			As of December 31, 2013
Counterparty	Balance	Credit Rating	Required Collateralization	Balance	Credit Rating	Required Collateralization
	(dollars in thousands)
MetLife(1)	$2,750,000	AA-	103%	$2,750,000	AA-	103%
CFC	1,470,950	A	100%	1,538,214	A	100%
Rabo Agrifinance, Inc.	1,650,000	N/A	106%	1,700,000	N/A	106%
Rabobank N.A.	50,000	N/A	106%	50,000	N/A	106%
Other(2)	30,850	N/A	110% to 120%	9,650	N/A	111% to 120%
Total outstanding	$5,951,800			$6,047,864

(1)	Includes securities issued by Metropolitan Life Insurance Company and MetLife Insurance Company of Connecticut.

(2)	Consists of AgVantage securities issued by 4 and 3 different issuers, respectively, as of September 30, 2014 and December 31, 2013.

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

Credit Risk – Other Investments. As of September 30, 2014, Farmer Mac had $627.7 million of cash and cash equivalents, $1.6 billion of securities purchased under agreements to resell related to Farmer Mac's recently established cash management and liquidity initiative, and $2.0 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's internal policies as well as FCA regulations, which establish limitations on dollar amount, issuer concentration, and credit quality. Those regulations can be found at 12 C.F.R. §§ 652.1-652.45 (the "Liquidity and Investment Regulations"). In addition to establishing a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize Farmer Mac's exposure to financial market volatility, preserve capital, and support Farmer Mac's access to the debt markets.

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

The Liquidity and Investment Regulations and Farmer Mac's policies also establish concentration limits, which are intended to limit exposure to any one counterparty. The Liquidity and Investment Regulations and Farmer Mac's policy limit Farmer Mac's total credit exposure to any single issuer of securities and uncollateralized financial derivatives to 25 percent of Farmer Mac's regulatory capital (as of September 30, 2014, 25 percent of Farmer Mac's regulatory capital was $193.0 million). This limitation is not applied to the obligations of the United States or to qualified investment funds. The limitation applied to the obligations of any GSE is 100 percent of Farmer Mac's regulatory capital. Farmer Mac's policy applicable to new investments limits Farmer Mac's total exposure to any single issuer of securities (other than GSEs and government agencies) and uncollateralized financial derivatives to 5 percent of Farmer

Mac's regulatory capital. See "—Regulatory Matters" for more information on recent changes to the Liquidity and Investment Regulations.

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

In certain cases, yield maintenance provisions and other prepayment penalties contained in agricultural mortgage and rural utilities loans reduce, but do not eliminate, prepayment risk.  Those provisions require borrowers to make an additional payment when they prepay their loans, thus compensating Farmer Mac for the shortened duration of the prepaid loan.  As of September 30, 2014, 2 percent of the total outstanding balance of loans in the Farm & Ranch line of business where Farmer Mac either owned the loan or the beneficial interest in the underlying loan had yield maintenance provisions and 1 percent had other forms of prepayment protection (together covering 2 percent of all loans with fixed interest rates).  Of the Farm & Ranch loans purchased in third quarter 2014, none had yield maintenance or another form of prepayment protection. As of September 30, 2014, none of the USDA Securities had yield maintenance provisions; however, 7 percent contained prepayment penalties.  Of the USDA Securities purchased in third quarter 2014, 3 percent contained various forms of prepayment penalties.  As of September 30, 2014, 62 percent of the rural utilities loans owned by Farmer Mac had yield maintenance provisions.  Of the rural utilities loans purchased in third quarter 2014, 30 percent had yield maintenance provisions.  As of September 30, 2014, substantially all of the rural utilities loans held in trusts where Farmer Mac owned the beneficial interest in the underlying loan had yield maintenance provisions.

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

Farmer Mac's $627.7 million of cash and cash equivalents mature within three months and are funded with discount notes having similar maturities. As of September 30, 2014, $1.9 billion of the $2.0 billion of investment securities (95 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year. Those securities are funded with effectively floating rate debt that closely matches the rate adjustment dates of the associated investments. As of September 30, 2014, Farmer Mac had outstanding discount notes of $3.5 billion, medium-term notes that mature within one year of $2.8 billion, and medium-term notes that mature after one year of $5.2 billion.

The cash management and liquidity initiative implemented by Farmer Mac in second quarter 2014 did not have a material impact on Farmer Mac's interest rate risk profile. The repurchase agreements entered into during second quarter 2014 constitute assets with short-term maturities and, therefore, they exhibit minimal interest rate sensitivity. Additionally, Farmer Mac's repo investment activity is funded through the sale of borrowed collateral, and this collateral must be returned upon the maturity of the repurchase agreements. As a result, the maturities of the assets and liabilities associated with this initiative are effectively matched, and the inclusion of these repurchase agreements in Farmer Mac’s portfolio does not have a material impact on its interest rate risk.

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

Farmer Mac regularly stress tests its portfolio for interest rate risk and uses a variety of metrics to quantify and manage its interest rate risk. These metrics include sensitivity to interest rate movements of market value of equity ("MVE") and net interest income ("NII") as well as duration gap analysis. MVE represents management's estimate of the present value of all future cash flows from on- and off-balance sheet assets, liabilities, and financial derivatives, discounted at current interest rates and appropriate spreads. However, MVE is not indicative of the market value of Farmer Mac as a going concern because these market values are theoretical and do not reflect future business activities. MVE sensitivity analysis is used to measure the degree to which the market values of Farmer Mac's assets and liabilities change for a given change in interest rates. Because this analysis evaluates the impact of interest rate movements on the value of all future cash flows, this measure provides an evaluation of Farmer Mac's long-term interest rate risk.

Farmer Mac's NII is the difference between the yield on its interest-earning assets and its funding costs. Farmer Mac's NII may be affected by changes in market interest rates resulting from timing differences between maturities and re-pricing characteristics of assets and liabilities. The direction and magnitude of any such effect depends on the direction and magnitude of the change in interest rates as well as the composition of Farmer Mac's portfolio. The NII forecast represents an estimate of the net interest income that Farmer Mac's current portfolio is expected to produce over a twelve-month horizon. As a result, NII sensitivity statistics provide a short-term view of Farmer Mac's interest rate sensitivity.

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

The following schedule summarizes the results of Farmer Mac's MVE and NII sensitivity analysis as of September 30, 2014 and December 31, 2013 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

Table 20

	Percentage Change in MVE from Base Case
Interest Rate Scenario	September 30, 2014	December 31, 2013
+100 basis points	1.6%	(2.2)%
-25 basis points	(1.1)%	0.1%

	Percentage Change in NII from Base Case
Interest Rate Scenario	September 30, 2014	December 31, 2013
+100 basis points	4.6%	2.2%
-25 basis points	(12.5)%	(8.1)%

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

As of September 30, 2014, Farmer Mac's effective duration gap was minus 1.5 months, compared to 0.3 months as of December 31, 2013.  The preferred stock issued by Farmer Mac during the first and second quarters of 2014 lengthened the duration of Farmer Mac's liabilities, while the year-to-date decrease in longer-term interest rates decreased the duration of the Farmer Mac's assets. As a result, Farmer Mac's duration gap moved from being slightly positive to being slightly negative. Farmer Mac's overall interest rate sensitivity remains relatively low and at manageable levels.

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

As of September 30, 2014, Farmer Mac had $6.6 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to twenty-five years, of which $1.5 billion were pay-fixed interest rate swaps, $4.1 billion were receive-fixed interest rate swaps, and $1.0 billion were basis swaps.

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

As discussed in Note 4 to the consolidated financial statements, all financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Changes in the fair values of financial derivatives are reported in "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in fair value hedging relationships, changes in the fair values of the hedged items related to the risk being hedged are also reported in "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in cash flow hedging relationships, changes in fair value of the hedged items related to the risk being hedged are reported in "Accumulated other comprehensive income/(loss), net of tax" in the consolidated balance sheets.  All of Farmer Mac's financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty.  As of September 30, 2014, Farmer Mac had uncollateralized net exposures of $1.3 million to two counterparties. As of December 31, 2013, Farmer Mac had uncollateralized net exposures of $3.0 million to three counterparties.

Liquidity and Capital Resources

Farmer Mac regularly accesses the capital markets for liquidity, and Farmer Mac has maintained access to the capital markets at favorable rates throughout 2013 and during the first nine months of 2014. Assuming continued access to the capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac also has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets. That plan involves borrowing through repurchase agreement arrangements and the sale of liquid assets. In accordance with the new calculation prescribed by the final rule recently adopted by FCA revising the Liquidity and Investment Regulations, which became effective on April 30, 2014, Farmer Mac is required to maintain a minimum of 90 days of liquidity, instead of 60 days, and to use a different methodology for calculating the available days of liquidity than it previously used. In accordance with the methodology prescribed by those regulations, Farmer Mac maintained an average of 165 days of liquidity during third quarter 2014 and had 160 days of liquidity as of September 30, 2014. Farmer Mac does not expect that this change in regulation will have a material effect on its operations or financial condition.

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

Farmer Mac's board of directors has authorized the issuance of up to $15.0 billion of discount notes and medium-term notes (of which $11.5 billion was outstanding as of September 30, 2014), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac invests the proceeds of its debt issuances in purchases of loans, Farmer Mac Guaranteed Securities, and investment assets in accordance with policies established by its board of directors and subject to regulations established by FCA.

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

Farmer Mac maintains cash, cash equivalents (including U.S. Treasury securities and other short-term money market instruments), and other investment securities that can be drawn upon for liquidity needs.  The following table presents these assets as of September 30, 2014 and December 31, 2013:

Table 21

	As of September 30, 2014	As of December 31, 2013
	(in thousands)
Cash and cash equivalents	$627,670	$749,313
Investment securities:
Guaranteed by U.S. Government and its agencies	1,352,154	1,084,187
Guaranteed by GSEs	409,554	946,737
Preferred stock issued by GSEs	78,500	83,161
Corporate debt securities	44,170	195,591
Asset-backed securities	101,382	174,399
Total	$2,613,430	$3,233,388

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

The carrying value of Farmer Mac's ARCs investments was $40.8 million as of September 30, 2014, compared to $65.3 million as of December 31, 2013. During second quarter 2014, Farmer Mac received proceeds of $12.1 million upon the sale of an ARC security resulting in a realized loss of $0.4 million, reflecting a price of 97 percent of par. During third quarter 2014, Farmer Mac received proceeds of $14.6 million upon the sale of an ARC security resulting in a realized loss of $0.4 million, also reflecting a price of 97 percent of par.  As of September 30, 2014, Farmer Mac's carrying value of its ARCs was 87 percent of par.  The discounted carrying value reflects uncertainty regarding the ability to obtain par in the absence of any active market trading. See Note 8 to the consolidated financial statements for more information on the carrying value of ARCs.

Capital. Farmer Mac is subject to the following statutory and regulatory capital requirements – minimum, critical, and risk-based. Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. The minimum capital requirement is expressed as a percentage of on-balance sheet assets and off-balance sheet obligations. The critical capital requirement is equal to one-half of the minimum capital amount. Farmer Mac's statutory charter does not specify the required level of risk-based capital but directs FCA to establish a risk-based capital stress test for Farmer Mac, using specified stress-test parameters. Certain enforcement powers are given to FCA depending on Farmer Mac's compliance with these capital standards. As of September 30, 2014, Farmer Mac was in compliance with its statutory and regulatory capital requirements. See Note 7 to the consolidated financial statements for more information about Farmer Mac's capital position and see "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards" in the Segment Recast 8-K for more information on the statutory and regulatory capital requirements applicable to Farmer Mac.

In accordance with FCA's rule on capital planning that became effective on January 3, 2014 and as part of its capital plan submitted in compliance with this rule, Farmer Mac has adopted a policy for maintaining a sufficient level of "Tier 1" capital (consisting of retained earnings, paid-in-capital, common stock, qualifying preferred stock, and accumulated other comprehensive income allocable to investments not included in one of the four operating lines of business) and imposing restrictions on Tier 1-eligible dividends and employee (including officer) bonus payments in the event that Tier 1 capital falls below specified thresholds. For more information on Farmer Mac's capital adequacy policy and on FCA's rule on capital planning, see "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards" in the Segment Recast 8-K. As of September 30, 2014, Farmer Mac was in compliance with its capital adequacy policy.

Farmer Mac II LLC Preferred Stock is equity of Farmer Mac II LLC, though it does not constitute a Tier 1 capital-eligible security. In an effort to increase Farmer Mac's Tier 1 capital, as defined under Farmer Mac's capital plan, Farmer Mac issued the Series B Preferred Stock and Series C Preferred Stock in first and second quarter 2014, respectively. As a result, Farmer Mac II LLC intends to redeem all of the outstanding Farmer Mac II LLC Preferred Stock on March 30, 2015, the initial redemption date, at a cash redemption price equal to the liquidation preference with the proceeds of the recent preferred stock offerings and cash on hand. Farmer Mac does not currently anticipate that any further issuance of preferred stock will be needed to fund the planned redemption of the Farmer Mac II LLC Preferred Stock. In addition, prior to the initial redemption date on March 30, 2015, Farmer Mac or an affiliated third party may purchase the FALConS, representing undivided beneficial ownership interests in 250,000 shares of Farmer Mac II LLC Preferred Stock, from time to time in the open market, in privately negotiated transactions or through a public tender offer, and, subject to favorable market conditions, may seek to do so. In May 2014, Farmer Mac purchased $6.0 million of FALConS from certain holders. For more information on the Farmer Mac II LLC Preferred Stock, see "Business—Financing—Equity Issuance—Non-Controlling Interest in Farmer Mac II LLC" in the Segment Recast 8-K. For more information on Farmer Mac's capital plan, see "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards" in the Segment Recast 8-K.

Regulatory Matters

The Dodd-Frank Act contains a variety of provisions designed to regulate financial markets. Certain provisions of the Dodd-Frank Act, including those regarding derivatives, corporate governance, and executive compensation, apply to Farmer Mac. On September 24, 2014, the Federal Reserve Board, FCA, the Federal Deposit Insurance Corporation, the Federal Housing Finance Agency, and the Office of the Comptroller of the Currency jointly published in the Federal Register a proposed rule to establish minimum requirements for the exchange of initial and variation margin between swap dealers or major swap participants and their counterparties to non-cleared swaps. Comments to the proposed rule are requested by November 24, 2014, and Farmer Mac intends to submit a comment letter on or prior to this date. Farmer Mac does not expect that any of the final rules that have been passed or that are anticipated to be passed under the Dodd-Frank Act, including those establishing margin requirements for non-cleared swaps, will have a material effect on Farmer Mac's business activities and operations or financial condition. Farmer Mac will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act and expects to be able to adapt successfully to any new applicable legislative and regulatory requirements.

Other Matters

Common Stock Dividends. For each of the first three quarters in 2014, Farmer Mac paid a quarterly dividend of $0.14 per share on all classes of its common stock. For each quarter in 2013, Farmer Mac paid a quarterly dividend of $0.12 per share on all classes of its common stock. Farmer Mac's ability to declare and pay dividends on common stock could be restricted if it fails to comply with applicable capital requirements. See "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement Levels" in the Segment Recast 8-K.

Preferred Stock Dividends. For each of the first three quarters of 2014 and the last three quarters of 2013, Farmer Mac paid a quarterly dividend of $0.3672 per share on its Series A Preferred Stock. Farmer Mac's Series B Preferred Stock was issued on March 25, 2014, and the initial dividend of $0.105 per share (for the period from, but not including, the issuance date through and including April 17, 2014) was paid on the regularly scheduled payment date of April 17, 2014, and a quarterly dividend of $0.4297 was paid on the regularly scheduled payment dates of July 17, 2014 and October 17, 2014. Farmer Mac's Series C Preferred Stock was issued on June 20, 2014, and the initial dividend of $0.4875 per share (for the period from, but not including, the issuance date through and including October 17, 2014) was paid on the regularly scheduled payment date of October 17, 2014. For first quarter 2013, Farmer Mac paid a quarterly dividend of $2.36 per share on its retired Series C Preferred Stock issued in 2008 and 2009. The retired Series C Preferred Stock was retired and redeemed on January 17, 2013 with the proceeds from the issuance of the Series A Preferred Stock. Farmer Mac's ability to declare and pay dividends on preferred stock could be restricted if it fails to comply with applicable capital requirements. See Note 7 to the consolidated financial statements for more information on the terms of the Farmer Mac's currently outstanding preferred stock and the retired Series C Preferred Stock.

Non-controlling Interest-Preferred Stock Dividends. For each of the first three quarters of 2014 and for each quarter during 2013, Farmer Mac II LLC paid a quarterly dividend of $22.1875 per share on the Farmer Mac II Preferred Stock. Farmer Mac's net income attributable to non-controlling interest totaled $5.4 million and $16.8 million, respectively, for the three and nine months ended September 30, 2014 compared to $5.5 million and $16.6 million, respectively, for the three and nine months ended

September 30, 2013. These amounts represent the dividends paid on the Farmer Mac II LLC Preferred Stock held by third parties. Farmer Mac's income tax expense is determined based on income before income taxes less the amount of these dividends.

Supplemental Information

The following tables present quarterly and annual information regarding purchases and repayments of loans, guarantees, and LTSPCs and outstanding loans, guarantees, and LTSPCs:

Table 22

Farmer Mac New Purchases, Guarantees, and LTSPCs
	Farm & Ranch		USDA Guarantees	Rural Utilities	Institutional Credit
	Loans	LTSPCs	USDA Securities	Loans	AgVantage	Total
	(in thousands)
For the quarter ended:
September 30, 2014	$150,243	$77,368	$97,275	$9,936	$295,700	$630,522
June 30, 2014	159,116	34,850	90,785	4,689	300,775	590,215
March 31, 2014	192,407	185,594	67,984	53,903	228,690	728,578
December 31, 2013	245,770	75,731	58,438	41,374	295,000	716,313
September 30, 2013	193,089	198,783	70,372	5,107	353,500	820,851
June 30, 2013	226,135	99,504	110,897	10,222	200,000	646,758
March 31, 2013	159,887	166,780	122,187	30,262	425,000	904,116
December 31, 2012	181,555	378,258	102,339	56,638	133,406	852,196
September 30, 2012	132,882	115,757	114,974	26,843	451,000	841,456

For the year ended:
December 31, 2013	824,881	540,798	361,894	86,965	1,273,500	3,088,038
December 31, 2012	570,346	744,110	484,651	166,117	984,406	2,949,630

Table 23

Farmer Mac Repayments of Loans, Guarantees and LTSPCs, and USDA Guarantees
	Farm & Ranch			USDA Guarantees	Rural Utilities	Institutional Credit
	Loans	Guaranteed Securities	LTSPCs	USDA Securities	Loans	AgVantage	Total
	(in thousands)
For the quarter ended:
Scheduled	$37,361	$11,560	$45,631	$18,123	$43,612	$383,130	$539,417
Unscheduled	59,601	15,002	54,683	29,539	—	—	158,825
September 30, 2014	$96,962	$26,562	$100,314	$47,662	$43,612	$383,130	$698,242

Scheduled	$9,813	$13,623	$52,622	$28,681	$—	$361,831	$466,570
Unscheduled	45,094	13,575	42,550	38,465	19,622	—	159,306
June 30, 2014	$54,907	$27,198	$95,172	$67,146	$19,622	$361,831	$625,876

Scheduled	$41,587	$24,430	$48,157	$29,319	$23,744	$176,268	$343,505
Unscheduled	63,329	9,747	59,856	39,086	55,164	—	227,182
March 31, 2014	$104,916	$34,177	$108,013	$68,405	$78,908	$176,268	$570,687

Scheduled	$6,729	$24,367	$36,063	$17,463	$6,897	$303,087	$394,606
Unscheduled	54,277	11,586	61,147	30,651	—	—	157,661
December 31, 2013	$61,006	$35,953	$97,210	$48,114	$6,897	$303,087	$552,267

Scheduled	$34,455	$13,133	$47,143	$21,235	$31,994	$258,488	$406,448
Unscheduled	84,889	12,232	81,761	39,514	5,259	—	223,655
September 30, 2013	$119,344	$25,365	$128,904	$60,749	$37,253	$258,488	$630,103

Scheduled	$7,242	$11,749	$50,222	$26,056	$—	$206,511	$301,780
Unscheduled	46,479	17,682	57,385	65,776	—	—	187,322
June 30, 2013	$53,721	$29,431	$107,607	$91,832	$—	$206,511	$489,102

Scheduled	$34,014	$28,453	$37,262	$29,918	$22,509	$77,925	$230,081
Unscheduled	101,180	26,417	64,021	59,743	—	—	251,361
March 31, 2013	$135,194	$54,870	$101,283	$89,661	$22,509	$77,925	$481,442

Scheduled	$3,691	$28,695	$12,347	$17,299	$—	$3,600	$65,632
Unscheduled	43,414	35,655	91,679	68,687	—	—	239,435
December 31, 2012	$47,105	$64,350	$104,026	$85,986	$—	$3,600	$305,067

Scheduled	$25,076	$13,918	$22,173	$21,357	$24,260	$251,801	$358,585
Unscheduled	97,030	20,869	69,828	73,578	3,927	—	265,232
September 30, 2012	$122,106	$34,787	$92,001	$94,935	$28,187	$251,801	$623,817

For the year ended:
Scheduled	$82,440	$77,702	$170,690	$94,672	$61,400	$846,011	$1,332,915
Unscheduled	286,825	67,917	264,314	195,684	5,259	—	819,999
December 31, 2013	$369,265	$145,619	$435,004	$290,356	$66,659	$846,011	$2,152,914

Scheduled	$75,975	$76,997	$92,649	$88,804	$46,272	$502,102	$882,799
Unscheduled	302,364	93,765	271,444	293,445	3,927	—	964,945
December 31, 2012	$378,339	$170,762	$364,093	$382,249	$50,199	$502,102	$1,847,744

Table 24

Outstanding Balance of Farmer Mac Loans, Guarantees and LTSPCs, and USDA Guarantees
	Farm & Ranch			USDA Guarantees	Rural Utilities	Institutional Credit
	Loans	Guaranteed Securities	LTSPCs	USDA Securities	Loans	AgVantage	Total
	(in thousands)
As of:
September 30, 2014	$2,380,448	$677,814	$2,256,175	$1,759,948	$978,637	$5,951,800	$14,004,822
June 30, 2014	2,327,167	704,376	2,279,121	1,710,335	1,012,313	6,039,230	14,072,542
March 31, 2014	2,222,958	731,574	2,339,443	1,686,696	1,027,246	6,100,286	14,108,203
December 31, 2013	2,135,467	765,751	2,261,862	1,687,117	1,052,251	6,047,864	13,950,312
September 30, 2013	1,950,704	801,703	2,283,341	1,676,793	1,017,774	6,055,951	13,786,266
June 30, 2013	1,876,958	827,069	2,213,462	1,667,170	1,049,920	5,960,939	13,595,518
March 31, 2013	1,704,544	856,500	2,221,565	1,648,105	1,039,698	5,967,450	13,437,862
December 31, 2012	1,679,851	911,370	2,156,068	1,615,579	1,031,945	5,620,375	13,015,188
September 30, 2012	1,545,401	975,720	1,881,836	1,599,226	975,307	5,490,569	12,468,059

Table 25

Outstanding Balance of Loans Held, On-Balance Sheet AgVantage Securities, and USDA Securities
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
September 30, 2014	$4,823,897	$1,919,353	$3,324,703	$10,067,953
June 30, 2014	4,955,560	1,881,625	3,247,011	10,084,196
March 31, 2014	4,890,979	1,834,352	3,304,094	10,029,425
December 31, 2013	4,980,500	1,827,744	3,113,224	9,921,468
September 30, 2013	4,970,420	1,802,255	2,924,785	9,697,460
June 30, 2013	4,714,119	1,871,225	2,964,004	9,549,348
March 31, 2013	4,670,617	1,797,456	2,883,474	9,351,547
December 31, 2012	4,483,454	1,803,866	2,648,103	8,935,423
September 30, 2012	4,904,265	1,213,588	2,473,086	8,590,939

The following table presents the quarterly net effective spread by business segment:

Table 26

	Net Effective Spread by Business Segment
	Farm & Ranch		USDA Guarantees		Rural Utilities		Institutional Credit		Corporate		Net Effective Spread
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
For the quarter ended:
September 30, 2014	$8,207	1.68%	$5,073	1.18%	$2,890	1.16%	$7,295	0.58%	$3,773	0.59%	$27,238	0.89%
June 30, 2014	7,820	1.64%	4,159	0.99%	2,953	1.16%	7,257	0.57%	4,160	0.57%	26,349	0.84%
March 31, 2014 (1)	7,114	1.53%	3,784	0.91%	1,990	0.73%	6,672	0.53%	4,142	0.56%	23,702	0.75%
December 31, 2013 (1)	10,113	2.20%	4,022	0.97%	2,379	0.89%	6,210	0.49%	4,420	0.58%	27,144	0.85%
September 30, 2013	7,980	1.86%	4,505	1.09%	2,974	1.12%	6,205	0.49%	4,117	0.57%	25,781	0.83%
June 30, 2013	8,228	2.08%	4,508	1.12%	3,056	1.14%	5,977	0.48%	4,294	0.63%	26,063	0.87%
March 31, 2013	8,083	2.20%	4,694	1.17%	3,183	1.20%	5,863	0.50%	4,440	0.61%	26,263	0.90%
December 31, 2012	7,936	2.24%	4,718	1.21%	3,154	1.22%	5,970	0.52%	4,682	0.61%	26,460	0.91%
September 30, 2012	8,317	2.49%	4,375	1.13%	3,260	1.29%	6,096	0.55%	5,208	0.66%	27,256	0.95%

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

The following table presents quarterly core earnings reconciled to net income attributable to common stockholders:
Table 27

Core Earnings by Quarter Ended
	September 2014	June 2014	March 2014	December 2013	September 2013	June 2013	March 2013	December 2012	September 2012
	(in thousands)
Revenues:
Net effective spread (1)	$27,238	$26,349	$23,702	$27,144	$25,781	$26,063	$26,263	$26,460	$27,256
Guarantee and commitment fees	6,680	6,916	7,049	7,130	7,046	6,954	6,792	6,764	6,591
Other (2)	(2,001)	(520)	(410)	427	(466)	3,274	186	393	384
Total revenues	31,917	32,745	30,341	34,701	32,361	36,291	33,241	33,617	34,231

Credit related (income)/expense:
(Release of)/provision for losses	(804)	(2,557)	674	12	(36)	(704)	1,176	1,157	94
REO operating expenses	1	59	2	3	35	259	126	47	66
(Gains)/losses on sale of REO	—	(168)	3	(26)	(39)	(1,124)	(47)	(629)	13
Total credit related (income)/expense	(803)	(2,666)	679	(11)	(40)	(1,569)	1,255	575	173

Operating expenses:
Compensation and employee benefits	4,693	4,889	4,456	4,025	4,523	4,571	4,698	5,752	4,375
General and administrative	3,123	3,288	2,794	3,104	2,827	2,715	2,917	2,913	2,788
Regulatory fees	593	594	594	594	593	594	594	594	562
Total operating expenses	8,409	8,771	7,844	7,723	7,943	7,880	8,209	9,259	7,725

Net earnings	24,311	26,640	21,818	26,989	24,458	29,980	23,777	23,783	26,333
Income tax expense/(benefit) (3)	6,327	(4,734)	4,334	5,279	6,263	7,007	6,081	5,914	6,682
Non-controlling interest	5,412	5,819	5,547	5,546	5,547	5,547	5,547	5,546	5,547
Preferred stock dividends	3,283	2,308	952	882	881	881	851	720	719
Core earnings	$9,289	$23,247	$10,985	$15,282	$11,767	$16,545	$11,298	$11,603	$13,385

Reconciling items (after-tax effects):
Unrealized gains/(losses) on financial derivatives and hedging activities	2,685	(3,053)	(2,395)	8,003	4,632	11,021	5,712	4,719	3,456
Unrealized (losses)/gains on trading assets	(21)	(46)	426	(50)	(407)	(212)	136	1,778	(286)
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(440)	(179)	(8,027)	(10,864)	(421)	(564)	(618)	(4,534)	(873)
Net effects of settlements on agency forwards	73	236	(176)	114	(158)	955	(338)	(102)	699
Lower of cost or fair value adjustments on loans held for sale	—	—	—	—	—	—	—	(3,863)	—
Net income attributable to common stockholders	$11,586	$20,205	$813	$12,485	$15,413	$27,745	$16,190	$9,601	$16,381

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

(2)
Third quarter 2014 includes $17.9 million of interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased and $16.4 million of unrealized gains on securities sold, not yet purchased. First quarter 2014 includes additional hedging costs of $0.6 million. Fourth quarter 2013 includes gains on the repurchase of debt of $1.5 million, partially offset by realized losses on the sale of available-for-sale securities of $0.9 million and additional hedging costs of $0.2 million. Second quarter 2013 includes $3.1 million of realized gains from the sale of an available-for-sale investment security.

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

(a) Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this report, is recorded, processed, summarized, and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Farmer Mac's management on a timely basis to allow decisions regarding required disclosure. Management, including Farmer Mac's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Farmer Mac's disclosure controls and procedures (as defined under Rules 13a‑15(e) and 15d‑15(e) of the Exchange Act) as of September 30, 2014.

Farmer Mac carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Farmer Mac's disclosure controls and procedures were effective as of September 30, 2014.

(b) Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

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

During third quarter 2014, the following transactions related to Farmer Mac's equity securities that were not registered under the Securities Act of 1933 and not otherwise reported on a Current Report on Form 8-K occurred:

Class C non-voting common stock. Under Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 122 shares of its Class C non-voting common stock on July 2, 2014 to the three directors who elected to receive stock in lieu of their cash retainers. Farmer Mac calculated the number of shares issued to the directors based on a price of $31.08 per share, which was the closing price of the Class C non-voting common stock on June 30, 2014 as reported by the New York Stock Exchange.

(b)	Not applicable.

(c)	None.

Item 3. Defaults Upon Senior Securities

(a) None.

(b) None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

(a) None.

(b) None.

Item 6. Exhibits

*	3.1	—	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Food, Conservation and Energy Act of 2008 (Previously filed as Exhibit to Form 10-Q filed August 12, 2008).
*	3.2	—	Amended and Restated By-Laws of the Registrant (Previously filed as Exhibit 3.1 to Form 8-K filed June 9, 2014).
*	4.1	—	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Previously filed as Exhibit 4.1 to Form 10-Q filed May 15, 2003).
*	4.2	—	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Previously filed as Exhibit 4.2 to Form 10-Q filed May 15, 2003).
*	4.3	—	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Previously filed as Exhibit 4.3 to Form 10-Q filed May 15, 2003).
*	4.4	—	Specimen Certificate for 5.875% Non-Cumulative Preferred Stock, Series A (Previously filed as Exhibit 4.4.1 to Form 10-Q filed May 9, 2013).
*	4.4.1	—	Certificate of Designation of Terms and Conditions of 5.875% Non-Cumulative Preferred Stock, Series A (Previously filed as Exhibit 4.1 to Form 8-A filed January 17, 2013).
*	4.5	—	Specimen Certificate for 6.875% Non-Cumulative Preferred Stock, Series B (Previously filed as Exhibit 4.5 to Form 10-Q filed May 12, 2014).
*	4.5.1	—	Certificate of Designation of Terms and Conditions of 6.875% Non-Cumulative Preferred Stock, Series B (Previously filed as Exhibit 4.1 to Form 8-A filed March 25, 2014).
*	4.6	—	Specimen Certificate for 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.6 to Form 10-Q filed August 11, 2014).
*	4.6.1	—	Certificate of Designation of Terms and Conditions of 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.1 to Form 8-A filed June 20, 2014).
**	31.1	—
Certification of Registrant's principal executive officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Registrant's principal executive officer and principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Timothy L. Buzby		November 10, 2014
By:	Timothy L. Buzby	Date
President and Chief Executive Officer
(Principal Executive Officer)

/s/ R. Dale Lynch		November 10, 2014
By:	R. Dale Lynch	Date
Senior Vice President – Chief Financial Officer
(Principal Financial Officer)