Form 10-K
period 2014-12-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2015-03-16
CIK 845877

As filed with the Securities and Exchange Commission on March 16, 2015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.
Commission File Number 001-14951

FEDERAL AGRICULTURAL MORTGAGE CORPORATION
(Exact name of registrant as specified in its charter)

Federally chartered instrumentality of the United States	52-1578738
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1999 K Street, N.W., 4th Floor, Washington, D.C.	20006
(Address of principal executive offices)	(Zip code)

(202) 872-7700
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Exchange on which registered
Class A voting common stock	New York Stock Exchange
Class C non-voting common stock	New York Stock Exchange
5.875% Non-Cumulative Preferred Stock, Series A	New York Stock Exchange
6.875% Non-Cumulative Preferred Stock, Series B	New York Stock Exchange
6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C	New York Stock Exchange

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
Yes        ☐                                No           ☒
The aggregate market value of the Class A voting common stock and Class C non-voting common stock held by non-affiliates of the registrant was $311,066,941 as of June 30, 2014, based upon the closing prices for the respective classes on June 30, 2014 reported by the New York Stock Exchange.  For purposes of this information, the outstanding shares of Class C non-voting common stock owned by directors and executive officers of the registrant were deemed to be held by affiliates.  The aggregate market value of the Class B voting common stock is not ascertainable due to the absence of publicly available quotations or prices for the Class B voting common stock as a result of the limited market for, and infrequency of trades in, Class B voting common stock and the fact that any such trades are privately negotiated transactions.
As of March 2, 2015, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock and 9,406,392 shares of Class C non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant's 2015 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part III of this Annual Report on Form 10-K).

FORWARD-LOOKING STATEMENTS

Some statements made in this report, and in particular in the "Management's Discussion & Analysis of Financial Condition and Results of Operations" section, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 pertaining to management's current expectations as to Farmer Mac's future financial results, business prospects, and business developments.  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements. These statements typically are accompanied by, and identified with, terms such as "anticipates," "believes," "expects," "intends," "should," and similar phrases.  This report includes forward-looking statements addressing Farmer Mac's:

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

Management's expectations for Farmer Mac's future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties.  Various factors or events could cause Farmer Mac's actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K and uncertainties regarding:

•	the availability to Farmer Mac of debt and equity financing and, if available, the reasonableness of rates and terms;

•	legislative or regulatory developments that could affect Farmer Mac or its sources of business;

•	fluctuations in the fair value of assets held by Farmer Mac and its subsidiaries;

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

In light of these potential risks and uncertainties, no undue reliance should be placed on any forward-looking statements expressed in this report.  Furthermore, Farmer Mac undertakes no obligation to release publicly the results of revisions to any forward-looking statements that may be made to reflect new information or any future events or circumstances, except as otherwise mandated by the U.S. Securities and Exchange Commission (the "SEC"). The information contained in this report is not necessarily indicative of future results.

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

Farmer Mac was established under federal legislation first enacted in 1988 and amended most recently in 2008 – Title VIII of the Farm Credit Act of 1971 (12 U.S.C. §§ 2279aa et seq.), which is sometimes referred to as Farmer Mac's charter.  Farmer Mac is known as a government-sponsored enterprise ("GSE") by virtue of the status conferred by its charter.  The charter provides that Farmer Mac has the power to establish, acquire, and maintain affiliates (as defined in the charter) under applicable state law to carry out any activities that otherwise would be performed directly by Farmer Mac.  Farmer Mac established its three existing subsidiaries, Farmer Mac II LLC, Farmer Mac Mortgage Securities Corporation, and Contour Valuation Services, LLC under that power.

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

Farmer Mac's two principal sources of revenue are:

•	interest income earned on assets held on balance sheet, net of related funding costs and interest payments and receipts on financial derivatives; and

•	guarantee and commitment fees received in connection with outstanding guaranteed securities and LTSPCs.

Farmer Mac funds its purchases of eligible loans (including participation interests in eligible loans) and guaranteed securities primarily by issuing debt obligations of various maturities in the public capital markets.  The proceeds of debt issuance are also used to fund liquidity investments that must comply with policies adopted by Farmer Mac's board of directors and with FCA regulations, which establish limitations on dollar amount, issuer concentration, and credit quality.  Those regulations can be found at 12 C.F.R. §§ 652.1-652.45 (the "Liquidity and Investment Regulations").  Farmer Mac's regular debt issuance supports its access to the capital markets, and Farmer Mac's liquidity investment assets provide an alternative source of funds should market conditions be unfavorable.  As of December 31, 2014, Farmer Mac had $4.9 billion of discount notes and $7.9 billion of medium-term notes outstanding.  For more information about Farmer Mac's eligible loan assets and liquidity investment assets, as well as its financial performance and sources of capital and liquidity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Lines of Business

Farmer Mac conducts its secondary market activities through four lines of business – Farm & Ranch, USDA Guarantees, Rural Utilities, and Institutional Credit.  The loans eligible for the secondary market provided by Farmer Mac include:

•	mortgage loans secured by first liens on agricultural real estate, including part-time farms and rural housing (comprising the assets eligible for the Farm & Ranch line of business);

•	agricultural and rural development loans guaranteed by the United States Department of Agriculture ("USDA") (comprising the assets eligible for the USDA Guarantees line of business); and

•	loans made by lenders organized as cooperatives to finance electrification and telecommunications systems in rural areas (comprising the assets eligible for the Rural Utilities line of business).

Farmer Mac also guarantees and purchases general obligations of lenders that are secured by pools of these types of eligible loans (comprising the assets eligible for the Institutional Credit line of business). As of December 31, 2014, the total outstanding business volume in all of Farmer Mac's lines of business was $14.6 billion.

Farm & Ranch

Under the Farm & Ranch line of business, Farmer Mac purchases eligible mortgage loans secured by first liens on agricultural real estate and rural housing.  Farmer Mac also guarantees securities representing interests in pools of mortgage loans eligible for the Farm & Ranch line of business ("Farm & Ranch Guaranteed Securities").  Additionally, Farmer Mac commits to purchase, subject to the terms of the applicable LTSPC agreement, eligible Farm & Ranch mortgage loans. To be eligible, loans must meet Farmer Mac's credit underwriting, collateral valuation, documentation, and other specified standards that are discussed in "Business—Farmer Mac Lines of Business—Farm & Ranch."  As of December 31, 2014, outstanding loans held by Farmer Mac and loans that either backed off-balance sheet Farm & Ranch Guaranteed Securities or were subject to LTSPCs totaled $5.4 billion.

USDA Guarantees

Under the USDA Guarantees line of business, Farmer Mac II LLC, a subsidiary of Farmer Mac, purchases the portions of certain agricultural, rural development, business and industry, and community facilities loans guaranteed by the USDA under the Consolidated Farm and Rural Development Act (7 U.S.C. §§ 1921 et seq.). Farmer Mac refers to these USDA-guaranteed portions of loans as "USDA Securities." Farmer Mac II LLC also purchases USDA Securities in exchange for issuing securities to third parties backed by those USDA Securities, which are then also guaranteed by Farmer Mac ("Farmer Mac Guaranteed USDA Securities").  As of December 31, 2014, outstanding USDA Securities and Farmer Mac Guaranteed USDA Securities totaled $1.8 billion, of which $41.8 million were Farmer Mac Guaranteed USDA Securities.

Rural Utilities

Under the Rural Utilities line of business, Farmer Mac's authorized activities are similar to those conducted under the Farm & Ranch line of business – purchases of, and guarantees of securities backed by, eligible rural utilities loans.  To be eligible, loans must meet Farmer Mac's credit underwriting and other specified standards that are discussed in "Business—Farmer Mac Lines of Business—Rural Utilities."  Although Farmer Mac has the ability to provide LTSPCs in the Rural Utilities line of business, none have been issued to date. As of December 31, 2014, the aggregate outstanding principal balance of rural utilities loans held was $1.0 billion. There currently are no guaranteed securities issued under the Rural Utilities line of business.

Institutional Credit

Under the Institutional Credit line of business, Farmer Mac purchases or guarantees general obligations of lenders that are secured by pools of the types of loans eligible for purchase under Farmer Mac's Farm & Ranch, USDA Guarantees, or Rural Utilities lines of business. AgVantage® is a registered trademark of Farmer Mac used to designate Farmer Mac's guarantees of securities related to these general obligations of lenders that are secured by pools of eligible loans and that comprise the Institutional Credit line of business.  Farm & Ranch Guaranteed Securities, Farmer Mac Guaranteed USDA Securities, and AgVantage Securities are sometimes collectively referred to as "Farmer Mac Guaranteed Securities." For more information on the products currently offered under Farmer Mac's Institutional Credit line of business, see "Business—Farmer Mac Lines of Business—Institutional Credit."  As of December 31, 2014, outstanding securities held or guaranteed by Farmer Mac in its Institutional Credit line of business totaled $6.4 billion.

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

Capital and Corporate Governance

Farmer Mac's basic capital and corporate governance structure is prescribed in its charter. The charter authorizes Farmer Mac to issue two classes of voting common stock, each of which elects one-third of Farmer Mac's 15-person board of directors. The charter also authorizes Farmer Mac to issue non-voting common stock. The classes of Farmer Mac's common stock that are currently outstanding and their relation to Farmer Mac's board of directors are described below.

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

The dividend and liquidation rights of all three classes of Farmer Mac's common stock are the same. Dividends may be paid on Farmer Mac's common stock only when, as, and if declared by Farmer Mac's board of directors in its sole discretion, subject to compliance with applicable capital requirements and the payment of dividends on any outstanding preferred stock issued by Farmer Mac.  Upon liquidation, dissolution, or winding up of the business of Farmer Mac, after payment and provision for payment of outstanding debt of Farmer Mac, the holders of shares of Farmer Mac's currently outstanding 5.875% Non-Cumulative Preferred Stock, Series A ("Series A Preferred Stock"), 6.875% Non-Cumulative Preferred Stock, Series B ("Series B Preferred Stock"), 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C ("Series C Preferred Stock"), and any other preferred stock then outstanding, would be paid at par value out of assets available for distribution, plus all declared and unpaid dividends, before the holders of shares of common stock received any payment.  The assets of Farmer Mac II LLC are not directly available to satisfy the claims of Farmer Mac's creditors or stockholders. Those assets will only be available to the creditors and stockholders of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied. In addition, Farmer Mac II LLC has outstanding preferred stock, which is permanent equity of Farmer Mac II LLC and presented as "Non-controlling interest – preferred stock" within total equity on Farmer Mac's consolidated balance sheets. See "Business—Financing—Equity Issuance—Non-Controlling Interest in Farmer Mac II LLC." See also "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities" for more information regarding Farmer Mac's common stock, and "Business—Financing—Equity Issuance" for more information on Farmer Mac's common stock and preferred stock.

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

Regulatory Oversight

Farmer Mac's charter assigns to FCA, acting through the separate Office of Secondary Market Oversight ("OSMO") within FCA, the responsibility for the examination of Farmer Mac and the general supervision of the safe and sound performance of the powers, functions, and duties vested in Farmer Mac by the charter.  The charter also authorizes FCA, acting through OSMO, to apply its general enforcement powers to Farmer Mac.  Farmer Mac (including its subsidiaries) is the only entity regulated by OSMO, which was created as a separate office in recognition of the different role that Farmer Mac plays in providing a secondary market, as compared to the roles of other FCS institutions as primary lenders.  The Director of OSMO is selected by, and reports to, the FCA board.  The FCA board approves the policies, regulations, charters, and enforcement activities applicable to other FCS institutions, which are the only eligible holders of Farmer Mac's Class B voting common stock.  FCA has no regulatory authority over the financial institutions that are the eligible holders of Farmer Mac's Class A voting common stock.

Farmer Mac's charter requires an annual examination of the financial transactions of Farmer Mac and authorizes FCA to assess Farmer Mac for the cost of FCA's regulatory activities, including the cost of any examination.  Each year, OSMO conducts an examination of Farmer Mac to evaluate its safety and soundness, compliance with applicable laws and regulations, and mission achievement.  The examination includes a review of Farmer Mac's capital adequacy, asset quality, management performance, earnings, liquidity, and sensitivity to interest rate risk.  Farmer Mac is also required to file quarterly reports of condition with OSMO.  In addition, as a publicly-traded corporation, Farmer Mac is required to comply with the periodic reporting requirements of the SEC. For a more detailed discussion of Farmer Mac's regulatory and governmental relationships, see "—Government Regulation of Farmer Mac."

Capital

Farmer Mac's charter establishes three capital standards for Farmer Mac – minimum capital, critical capital, and risk-based capital.  Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement.  Also, in accordance with the FCA regulation on capital planning that became effective in January 2014, Farmer Mac's board of directors has adopted a policy for maintaining a sufficient level of Tier 1 capital and imposing restrictions on dividends and bonus payments in the event that Farmer Mac's Tier 1 capital falls below specified thresholds. For a discussion of Farmer Mac's capital requirements and its actual capital levels, as well as FCA's role in the establishment and monitoring of those requirements and levels, see "—Government Regulation of Farmer Mac—Regulation—Capital Standards," "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Review—Equity," and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements."

Employees and Property

As of December 31, 2014, Farmer Mac employed 71 people, located primarily at its office at 1999 K Street, N.W., 4th Floor, Washington, D.C. 20006.  Farmer Mac also maintains an office at 5408 NW 88th Street, Suite 120, Johnston, Iowa 50131.  Farmer Mac's main telephone number is (202) 872-7700.

Available Information

Farmer Mac makes available free of charge, through the "Investors" section of its internet website at www.farmermac.com, copies of materials it files with, or furnishes to, the SEC, including its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and amendments, if any, to those filings, as soon as reasonably practicable after electronically filing those materials with, or furnishing those materials to, the SEC.  Please note that all references to www.farmermac.com in this report are inactive textual references only. The information contained on Farmer Mac's website is not incorporated by reference into this report.

FARMER MAC LINES OF BUSINESS

The following tables present the outstanding balances and new business volume under Farmer Mac's four lines of business – Farm & Ranch, USDA Guarantees, Rural Utilities, and Institutional Credit:

Lines of Business - Outstanding Business Volume
	As of December 31, 2014	As of December 31, 2013
	(in thousands)
On-balance sheet:
Farm & Ranch:
Loans	$2,118,867	$1,875,958
Loans held in trusts:
Beneficial interests owned by third party investors	421,355	259,509
USDA Guarantees:
USDA Securities	1,756,224	1,645,806
Farmer Mac Guaranteed USDA Securities	27,832	21,089
Rural Utilities:
Loans	718,213	698,010
Loans held in trusts:
Beneficial interests owned by Farmer Mac	267,396	354,241
Institutional Credit:
AgVantage Securities	5,410,413	5,066,855
Total on-balance sheet	$10,720,300	$9,921,468
Off-balance sheet:
Farm & Ranch:
LTSPCs	$2,240,866	$2,261,862
Guaranteed Securities	636,086	765,751
USDA Guarantees:
Farmer Mac Guaranteed USDA Securities	13,978	20,222
Institutional Credit:
AgVantage Securities	986,528	981,009
Total off-balance sheet	$3,877,458	$4,028,844
Total	$14,597,758	$13,950,312

New Business Volume – Farmer Mac Loan Purchases, Guarantees, and LTSPCs
	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Farm & Ranch:
Loans	$697,824	$824,881	$570,346
LTSPCs	369,857	540,798	744,110
USDA Guarantees:
USDA Securities	335,359	361,894	479,324
Farmer Mac Guaranteed USDA Securities	7,627	—	5,327
Rural Utilities:
Loans	75,500	86,965	166,117
Institutional Credit:
AgVantage Securities	1,279,655	1,273,500	984,406
Total purchases, guarantees, and LTSPCs	$2,765,822	$3,088,038	$2,949,630

After an evaluation of Farmer Mac's overall portfolio of product offerings and reportable segments in accordance with applicable accounting guidance, Farmer Mac's management determined that Farmer Mac's operations consist of four reportable operating segments effective January 1, 2014 - Farm & Ranch, USDA Guarantees, Rural Utilities, and Institutional Credit. All prior period information has been recast to reflect the breakout of the Institutional Credit segment from both the Farm & Ranch and Rural Utilities segments. For additional financial information about Farmer Mac's lines of business, each of which is a reportable operating segment of Farmer Mac, see Note 14 to the consolidated financial statements. The following sections describe Farmer Mac's activities under each line of business.
Farm & Ranch

Under the Farm & Ranch line of business, Farmer Mac provides a secondary market for mortgage loans secured by first liens on agricultural real estate and rural housing by (1) purchasing and retaining eligible mortgage loans, (2) securitizing eligible mortgage loans and guaranteeing the timely payment of principal and interest on the resulting securities that represent interests in, or obligations secured by, pools of those loans, or (3) providing LTSPCs on designated eligible mortgage loans, subject to the terms of the applicable LTSPC agreement.  Farmer Mac is compensated for these activities through net effective spread on loans and Farmer Mac Guaranteed Securities held on balance sheet, guarantee fees earned on Farmer Mac Guaranteed Securities, and commitment fees earned on loans in LTSPCs.

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

Farmer Mac's charter authorizes a maximum loan size (adjusted annually for inflation) for an eligible Farm & Ranch loan secured by more than 1,000 acres of agricultural real estate.  That maximum loan size was $12.0 million as of December 31, 2014 and increased to $12.3 million as of January 1, 2015. Although the charter does not prescribe a maximum loan size or a total borrower exposure for an eligible Farm & Ranch loan secured by 1,000 acres or less of agricultural real estate, Farmer Mac currently limits the size of those loans to:

•
$30.0 million in cumulative exposure to any one borrower or related borrowers for transactions involving direct exposure to credit risk on loans (e.g., loan purchases, LTSPC transactions, and non-AgVantage Farm & Ranch Guaranteed Securities, which are not backed by a general obligation of a lender); and

•
$75.0 million in cumulative exposure (with the amount of any direct borrower exposure described above also counting toward the $75.0 million limit) for AgVantage transactions, which involve the general obligation of a lender that is in turn secured by eligible loans, resulting in indirect exposure to credit risk on those loans. See "Farmer Mac Lines of Business—Institutional Credit."

Farmer Mac includes its part-time farm loans and rural housing loans in the Farm & Ranch line of business. Farmer Mac defines a "part-time farm" as agricultural real estate meeting the eligibility requirements described above on which is located a primary residence whose value is at least 30 percent of the property's aggregate value at origination. When analyzing borrower repayment capacity for part-time farm loans, Farmer Mac typically considers off-farm income as a more important factor than for Farm & Ranch loans that are not part-time farm loans. Part-time farm loans do not represent a significant part of Farmer Mac's business, with a total of $174.0 million of those loans in Farmer Mac's portfolio as of December 31, 2014.

For the rural housing portion of this line of business, an eligible loan must be secured by a mortgage on a one- to four-family, owner-occupied, moderately priced principal residence located in a community with a population of 2,500 or fewer.  The current maximum purchase price or current appraised value for a dwelling, excluding the land to which the dwelling is affixed, that secures a rural housing loan is $269,807.  That limit is generally adjusted annually based on changes in home values during the previous year, though it was not adjusted in 2014.  In addition to the dwelling itself, an eligible rural housing loan can be secured by land associated with the dwelling having an appraised value of no more than 50 percent of the total appraised value of the combined property.  Rural housing loans do not represent a significant part of Farmer Mac's business, with a total of $2.9 million of those loans in Farmer Mac's portfolio as of December 31, 2014.

Summary of Farm & Ranch Transactions

During the year ended December 31, 2014, Farmer Mac added a total of $1.1 billion of new business volume under the Farm & Ranch line of business. That new business volume was partially offset by repayments on existing assets (principal paydowns and maturities) during the year, resulting in $5.4 billion of total outstanding business volume in this line of business as of December 31, 2014, including loans held and loans underlying Farm & Ranch Guaranteed Securities and LTSPCs.

During 2014, Farmer Mac purchased eligible loans from 166 entities (the top ten institutions generated 61 percent of the purchase volume) and placed loans under LTSPCs with 32 entities in the Farm & Ranch line of business. During 2013, Farmer Mac purchased eligible loans from 218 entities (the top ten institutions generated 53 percent of the purchase volume) and placed loans under LTSPCs with 25 entities. During 2012, Farmer Mac purchased eligible loans from 159 entities (the top ten institutions generated 54 percent of the purchase volume) and placed loans under LTSPCs with 33 entities.

The following table summarizes loans purchased or newly placed under LTSPCs under the Farm & Ranch line of business for each of the years ended December 31, 2014, 2013, and 2012:

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Loans	$697,824	$824,881	$570,346
LTSPCs	369,857	540,798	744,110
Total	$1,067,681	$1,365,679	$1,314,456

The following table presents the outstanding balances of Farm & Ranch loans held and loans underlying Farm & Ranch Guaranteed Securities and LTSPCs as of the dates indicated:

	As of December 31,
	2014	2013
	(in thousands)
On-balance sheet:
Loans	$2,118,867	$1,875,958
Loans held in trusts:
Beneficial interests owned by third party investors	421,355	259,509
Total on-balance sheet	$2,540,222	$2,135,467
Off-balance sheet:
LTSPCs	2,240,866	2,261,862
Guaranteed Securities	636,086	765,751
Total off-balance sheet	$2,876,952	$3,027,613
Total	$5,417,174	$5,163,080

Loan Purchases

Farmer Mac offers loan products designed to increase the secondary market liquidity of agricultural real estate mortgage loans and the lending capacity of financial institutions that originate those loans.  Farmer Mac enters into mandatory delivery commitments to purchase loans and offers rates for those commitments daily.  Farmer Mac also purchases portfolios of newly originated and seasoned loans that are current in payment on a negotiated basis.  Farmer Mac purchases both fixed and adjustable rate loans that have a variety of maturities and often include balloon payments.  Loans purchased may sometimes include provisions that require a yield maintenance payment or some other form of prepayment penalty in the event a borrower prepays a loan (depending upon the level of interest rates at the time of prepayment).  Of the $697.8 million of loans purchased in the Farm & Ranch line of business during 2014, 59 percent included balloon payments and none included yield maintenance prepayment protection.  By comparison, of the $824.9 million of loans purchased in the Farm & Ranch line of business during 2013, 66 percent included balloon payments and none included yield maintenance prepayment protection.

Guarantees and Commitments

Farmer Mac offers two credit enhancement alternatives to direct loan purchases through the Farm & Ranch line of business that allow approved lenders the ability to retain the cash flow benefits of their loans and increase their liquidity and lending capacity: (1) LTSPCs and (2) Farm & Ranch Guaranteed Securities.  LTSPCs and securitization trusts where Farmer Mac is not the primary beneficiary result in the creation of off-balance sheet obligations for Farmer Mac. Historically, the only securitization trusts where Farmer Mac has not determined itself to be the primary beneficiary have been trusts containing 100 percent participation interests in loans that comprised an LTSPC pool prior to securitization, and in which the participating institution is not a related party to Farmer Mac. In performing Farmer Mac's purchase and guarantee obligations related to LTSPCs and Farm & Ranch Guaranteed Securities, payments made on the underlying loans or participation interests and liquidation of the related collateral (in the event of default under the terms of those assets) are intended to protect Farmer Mac against losses.

Both LTSPC and Farm & Ranch Guaranteed Securities transactions permit a lender to nominate from its portfolio an identified pool of loans, subject to review by Farmer Mac for conformity with its standards for Farm & Ranch loans.  In Farm & Ranch Guaranteed Securities and LTSPC transactions, the lender effectively transfers the credit risk on those eligible loans because, through Farmer Mac's guarantee or commitment to purchase, Farmer Mac assumes the ultimate credit risk of borrower defaults on the underlying loans. This type of risk transfer reduces a lender's credit and concentration risk exposures and, consequently, its regulatory capital requirements and loss reserve requirements.  The loans and participation interests underlying LTSPCs and Farm & Ranch Guaranteed Securities may include those with payment, maturity, and interest rate characteristics that differ from the loan products that Farmer Mac offers for purchase on a daily basis, but all are subject to the applicable standards described in
"—Underwriting and Collateral Valuation (Appraisal) Standards."  See also "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

LTSPCs.  An LTSPC commits Farmer Mac, subject to the terms of the applicable LTSPC agreement, to a future purchase of one or more loans from an identified pool of eligible loans that met Farmer Mac's standards at the time the transaction was entered into and Farmer Mac assumed the credit risk on the loans.  The LTSPC structure, which is not a guarantee of loans or securities, permits the lender to retain the loan pool in its portfolio until such time, if ever, as the lender elects to deliver some or all of the loans in the pool to Farmer Mac for purchase under the terms of the LTSPC agreement.  As consideration for its assumption of the credit risk on loans underlying an LTSPC, Farmer Mac receives commitment fees payable monthly in arrears in an amount approximating what would have been the guarantee fees if the transaction were structured as Farm & Ranch Guaranteed Securities.  Farmer Mac offers different options under LTSPC arrangements to meet the credit and liquidity needs of its counterparties. Some LTSPCs provide that the underlying loans can be converted into Farm & Ranch Guaranteed Securities at the option of the counterparty with no conversion fee paid to Farmer Mac. Some LTSPCs contain risk sharing arrangements that provide for the counterparty to absorb up to a specified amount (typically between one and three percent of the original principal balance of the loan pool) of any losses incurred on the loans in the pool. As of December 31, 2014 and 2013, approximately 7.4 percent and 6.3 percent, respectively, of total LTSPCs and Farm & Ranch Guaranteed Securities, including those consolidated as loans on Farmer Mac's balance sheet, contained risk sharing arrangements.

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

In 2014, Farmer Mac entered into $369.9 million of LTSPCs, compared to $540.8 million in 2013.  In 2014, LTSPCs remained the preferred credit enhancement alternative for new off-balance sheet transactions, and they continue to be a significant portion of the Farm & Ranch line of business.  During 2014 and 2013, there were no conversions of LTSPCs into Farm & Ranch Guaranteed Securities.  As of December 31, 2014, Farmer Mac's outstanding LTSPCs covered 4,198 mortgage loans with an aggregate principal balance of $2.2 billion.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume."

Farm & Ranch Guaranteed Securities.  In Farm & Ranch Guaranteed Securities transactions, Farmer Mac guarantees securities representing interests in eligible Farm & Ranch loans or participation interests in those loans held by a trust or other entity. Farmer Mac guarantees the timely payment of interest and principal on the securities, which are either retained by Farmer Mac or sold to third parties.  For those securities sold to third parties, the eligible loans or participation interests are often acquired from lenders in exchange for the Farm & Ranch Guaranteed Securities backed by those assets.  As consideration for its assumption of the credit risk on the assets underlying the Farm & Ranch Guaranteed Securities, Farmer Mac receives guarantee fees based on the outstanding principal balance of the related securities.

Farmer Mac is obligated under its guarantee on the securities to make timely payments to investors of principal (including balloon payments) and interest based on the scheduled payments on the underlying loans, regardless of whether Farmer Mac or the related trust has actually received those scheduled payments.  Farmer Mac's guarantee fees typically are collected out of installment payments made on the underlying loans until those loans have been repaid, purchased out of the trust, or otherwise liquidated (generally as a result of default).  The aggregate amount of guarantee fees received on Farm & Ranch Guaranteed Securities depends on the amount of those securities outstanding and on the applicable guarantee fee rate, which Farmer Mac's charter caps at 50 basis points (0.50 percent) per year.  The amount of Farm & Ranch Guaranteed Securities outstanding is influenced by the repayment rates on the underlying loans and by the rate at which Farmer Mac issues new Farm & Ranch Guaranteed Securities, including as a result of conversions from LTSPCs.  In general, when the level of interest rates declines significantly below the interest rates on loans underlying Farm & Ranch Guaranteed Securities, the rate of prepayments is likely to increase. Conversely, when interest rates rise above the interest rates on the loans underlying Farm & Ranch Guaranteed Securities, the rate of prepayments is likely to decrease.  In addition to changes in interest rates, the timing of principal payments on Farm & Ranch Guaranteed Securities also is influenced by a variety of economic, demographic, and other considerations, such as yield maintenance provisions that may be associated with the underlying loans.  For more information about yield maintenance provisions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Interest Rate Risk."

Of the $14.6 billion outstanding principal balance of assets included in Farmer Mac's four lines of business as of December 31, 2014, $1.1 billion were in the form of Farm & Ranch Guaranteed Securities created from the deposit of eligible loan assets into securitization trusts that issue "pass-through" certificates representing interests in the underlying assets. This type of securitization structure may involve the deposit of either whole loans or loan participation interests into the trusts.

As of December 31, 2014, Farmer Mac had outstanding Farm & Ranch Guaranteed Securities of $421.4 million that represent interests in whole loans and $636.1 million that represent interests in loan participations as a result of conversions from LTSPCs. Both types of transactions involve the deposit of eligible assets into securitization trusts along with all of the rights under related agreements that provide for, among other things, remedies for any breaches of representations and warranties made by the lender and the servicing of the underlying assets. In each of these transactions, the related trust has issued securities that represent interests in the assets of the trust and that Farmer Mac guarantees as to the timely payment of principal and interest.

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

For the years ended December 31, 2014 and 2013, Farmer Mac sold Farm & Ranch Guaranteed Securities in the amounts of $175.8 million and $150.4 million, respectively.  No gains or losses resulted from these sales in either 2014 or 2013.  During 2014 and 2013, there were no conversions of LTSPCs into Farm & Ranch Guaranteed Securities.  As of December 31, 2014, Farmer Mac's outstanding Farm & Ranch

Guaranteed Securities, which may or may not be consolidated on-balance sheet depending on the primary beneficiary determination described above, were backed by 3,992 mortgage loans with an aggregate principal balance of $1.1 billion.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume."

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

In addition to these minimum standards, agricultural mortgage loans on which Farmer Mac assumes direct credit exposure, such as loans purchased, subject to an LTSPC, or underlying Farm & Ranch Guaranteed Securities, are also typically required to meet more specific underwriting standards established by Farmer Mac, as described below.

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

Underwriting.  To manage Farmer Mac's credit risk and to provide guidance for the management, administration, and conduct of underwriting to all participating and potential Farm & Ranch lenders, Farmer Mac has adopted credit underwriting standards that vary by loan type and loan product.  Farmer Mac developed these standards based on industry norms for similar mortgage loans and designed them to assess the creditworthiness of the borrower, as well as the risk to Farmer Mac for having assumed the credit risk on those loans.  Furthermore, Farmer Mac requires Farm & Ranch lenders to make representations and warranties regarding the conformity of eligible mortgage loans to these standards and any other requirements that Farmer Mac may impose from time to time.  Farmer Mac has the ability to require repurchase of the loan upon a material breach of these representations and warranties. The underwriting standards described in this section apply to Farmer Mac's Farm & Ranch loans other than part-time farm and rural housing loans, whose underwriting standards more closely resemble generally-accepted industry standards for residential lending, including fully verified repayment capacity and use of credit scores.

Farmer Mac's credit underwriting standards for Farm & Ranch loans generally require that the original LTV of any loan not exceed 70 percent. Farmer Mac requires lower original LTV thresholds for some categories of loans, such as loans secured by property located in certain Midwestern states, seasoned loans, and loans exceeding $5 million. Farmer Mac allows higher LTV thresholds for loans secured by a livestock facility and supported by a contract with an integrator (up to 75 percent original LTV) and rural housing and part-time farm loans secured primarily by owner-occupied residences (up to 80 percent original LTV).  The original LTV of a loan is calculated by dividing the loan's principal balance at the time of guarantee, purchase, or commitment by the lower of the appraised value or the purchase price at the date of loan origination or, when available, updated appraised value at the time of guarantee, purchase, or commitment.

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

Farmer Mac includes its facility loans, such as dairy and processing facilities, in its Farm & Ranch line of business. Farmer Mac defines a facility loan as a loan secured by agricultural real estate with building improvements (other than a residence) that contribute more than 60 percent of the appraised value of the property. The credit underwriting standards for facility loans are the same as for other Farm & Ranch loans except that facility loans are required to have a more stringent total debt service coverage ratio, including farm and non-farm income, of 1.35 or higher.

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

Although underwriting approvals may be made based on compensating strengths, no loan will be approved if it does not at least meet all of the minimum standards prescribed by Farmer Mac's charter.

Farmer Mac's use of compensating strengths is not intended to provide a basis for waiving or lessening the requirement that eligible mortgage loans under the Farm & Ranch line of business be of consistently high quality.  Loans approved on the basis of compensating strengths are fully underwritten and have experienced lower cumulative rates of loss following default compared to loans that were approved on the basis of conformance with all applicable underwriting ratios.  During 2014, $305.7 million (28.6 percent) of the loans purchased or loans added under LTSPCs were approved based on compensating strengths ($11.8 million of which also had original LTVs of greater than 70 percent).  As of December 31, 2014, a total of $2.2 billion (40.1 percent) of the outstanding balance of loans held and loans underlying LTSPCs and Farm & Ranch Guaranteed Securities were approved based on compensating strengths ($124.3 million of which had original LTVs of greater than 70 percent).

In the case of a seasoned loan, Farmer Mac considers sustained historical performance to be a reliable alternative indicator of a borrower's ability to pay the loan according to its terms.  In the Farm & Ranch line of business, a seasoned loan generally will be deemed an eligible loan if:

•	it has been outstanding for at least five years and has an LTV of 60 percent or less;

•	there have been no payments more than 30 days past due during the three-year period immediately before the date the loan is either purchased by Farmer Mac or made subject to an LTSPC; and

•	there have been no material restructurings or modifications for credit reasons during the previous five years.

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

As Farmer Mac develops new credit products, it establishes underwriting guidelines for them.  Those guidelines result in industry-specific measures that meet or exceed the minimum underwriting standards contained in Farmer Mac's charter and provide Farmer Mac with the flexibility to deliver the benefits of a secondary market to farmers, ranchers, and rural homeowners in diverse sectors of the rural economy. Farmer Mac does not require that each loan's compliance with the applicable underwriting standards be re-evaluated after Farmer Mac purchases the loan or approves it for inclusion in a pool that backs a guaranteed security or an LTSPC pool.

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

Over the past decade, Farmer Mac has observed a continuing decrease in the number of qualified rural agricultural appraisers and an increase in the number of appraisers who work exclusively for specific lenders, which also tend to be the larger lenders. As a result of this development, Farmer Mac identified a need for qualified appraisers of agricultural real estate to be readily available to smaller lending institutions to provide access to timely and high quality appraisals of agricultural real estate, which would facilitate these lenders' access to the secondary market provided by Farmer Mac. To address this need, Farmer Mac formed a collateral valuation subsidiary, Contour Valuation Services, LLC ("Contour"), in October 2014. Contour's principal activity is to provide appraisal services related to agricultural real estate. As of December 31, 2014, Farmer Mac owned 65 percent of Contour, which represents an initial investment of $325,000. Conterra Holdings, LLC, Farmer Mac's business partner with experience in creating and managing a collateral valuation function, owns the remaining 35 percent of Contour. Although Farmer Mac owns the majority interest in Contour, Farmer Mac does not run the day-to-day operations of Contour and does not direct or supervise Contour’s appraisers.  The President of Contour has general supervisory authority for the management of Contour’s business, subject to the oversight of a management committee to which Farmer Mac has appointed representatives in proportion to its ownership interest.   Contour is not authorized to employ any individual who is also an employee of Farmer Mac.  These safeguards were implemented in an effort to avoid potential conflicts of interest and to ensure that the appraisals performed by Contour are independent, consistent with Farmer Mac’s appraisal standards described above.  In its initial stages of operation, Contour expects to strategically expand to provide collateral valuation services in targeted areas in an effort to meet the needs of Farmer Mac's lender customer base. The financial condition and results of Contour are reflected in the Corporate segment within Farmer Mac's consolidated financial statements.

Portfolio Diversification

It is Farmer Mac's policy to diversify its portfolio of loans held and loans underlying Farm & Ranch Guaranteed Securities and LTSPCs, both geographically and by agricultural commodity/product.  Farmer Mac directs its marketing efforts toward agricultural lenders throughout the nation to achieve commodity/product and geographic diversification in its exposure to credit risk.  Farmer Mac evaluates its credit exposure in particular geographic regions and commodities/products relative to the total principal amount of all outstanding loans held and loans underlying LTSPCs and Farm & Ranch Guaranteed Securities.

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

Approved Lenders

As of December 31, 2014, Farmer Mac had 792 approved lenders eligible to participate in Farmer Mac's Farm & Ranch line of business, ranging from single-office to multi-branch institutions, spanning community banks, FCS institutions, mortgage companies, commercial banks, and insurance companies, compared to 669 eligible approved lenders as of December 31, 2013.  In addition to participating directly in the Farm & Ranch line of business, some of the approved lenders facilitate indirect participation by other lenders by managing correspondent networks of lenders from which the approved lenders purchase loans to sell to Farmer Mac.  As of December 31, 2014, of the 792 approved lenders eligible to participate,198 lenders had been active participants in the Farm & Ranch line of business during the previous 12 months by either selling at least one loan to Farmer Mac or entering into an LTSPC transaction with Farmer Mac.

To be considered for approval as a participant in the Farm & Ranch line of business, a lender must meet criteria that Farmer Mac establishes.  Those criteria include the following requirements:

•	own a requisite amount of Farmer Mac common stock according to a schedule prescribed for the size and type of institution;

•
have, in the judgment of Farmer Mac, the ability and experience to make or purchase and sell loans eligible for Farmer Mac's Farm & Ranch line of business and service those loans in accordance with Farmer Mac's requirements either through the lender's own staff or through contractors and originators;

•	maintain a minimum adjusted net worth; and

•
enter into a Seller/Servicer Agreement, which requires compliance with the terms of the Farmer Mac Seller/Servicer Guide, including providing representations and warranties regarding the eligibility of the loans and accuracy of loan data provided to Farmer Mac.

Servicing

Farmer Mac generally does not directly service the loans included in the Farm & Ranch line of business, although in some cases Farmer Mac may assume direct servicing for defaulted loans.  Farmer Mac serves in the role of master servicer for Farm & Ranch loans held by Farmer Mac and for whole loans underlying Farm & Ranch Guaranteed Securities. In that capacity, Farmer Mac contracts with other institutions, known as central servicers, to undertake the majority of the servicing responsibilities for the loans in accordance with Farmer Mac's specified servicing requirements. For these loans, the central servicer is typically not the same entity as the lender that sold the loans to Farmer Mac, and the originating lenders may retain some direct borrower contacts, referred to as "field servicing" functions. Field servicers may enter into contracts with Farmer Mac's central servicers that specify the retained servicing functions.

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

In summary, the substance of all servicing for loans in the Farm & Ranch line of business is performed in a manner consistent with Farmer Mac's servicing requirements, with some special servicing for the assets underlying Farm & Ranch Guaranteed Securities resulting from LTSPC conversions to accommodate the borrower rights regime unique to loans originated by FCS institutions.

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

Summary of USDA Guarantees Transactions

Farmer Mac guarantees the timely payment of principal and interest on Farmer Mac Guaranteed USDA Securities backed by USDA Securities.  Farmer Mac does not guarantee the repayment of the USDA Securities themselves.  During the years ended December 31, 2014, 2013, and 2012, Farmer Mac II LLC purchased approximately $343.0 million, $361.9 million, and $479.3 million, respectively, of USDA Securities, all of which were retained on its balance sheet.  Farmer Mac did not purchase any USDA Securities in 2014 or 2013. During the year ended December 31, 2012, Farmer Mac purchased $5.3 million of USDA Securities.  All of the USDA Securities purchased by Farmer Mac in 2012 (which exclude those purchased directly by Farmer Mac II LLC) were securitized and sold to lenders or other investors in the form of Farmer Mac Guaranteed USDA Securities. During 2014, 2013, and 2012, Farmer Mac and Farmer Mac II LLC conducted USDA Guarantees transactions with 185, 195, and 225 entities, respectively.

As of December 31, 2014 and 2013, $1.8 billion and $1.7 billion, respectively, of Farmer Mac Guaranteed USDA Securities and USDA Securities were outstanding.  The following table presents activity in the USDA Guarantees line of business for each of the years indicated:

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Purchased and retained	$342,986	$361,894	$479,324
Purchased and sold	—	—	5,327
Total	$342,986	$361,894	$484,651

The following table presents the outstanding balance of USDA Securities and Farmer Mac Guaranteed USDA Securities as of the dates indicated:

	As of December 31,
	2014	2013
	(in thousands)
On-balance sheet:
USDA Securities	$1,756,224	$1,645,806
Farmer Mac Guaranteed USDA Securities	27,832	21,089
Off-balance sheet:
Farmer Mac Guaranteed USDA Securities	13,978	20,222
Total	$1,798,034	$1,687,117

As of December 31, 2014, Farmer Mac had experienced no other-than-temporary impairment on any of its Farmer Mac Guaranteed USDA Securities or USDA Securities.

United States Department of Agriculture Guaranteed Loan Programs

The USDA, acting through its agencies, currently administers the federal rural credit programs first developed in the mid-1930s.  The USDA makes direct loans and guarantees portions of loans made and serviced by USDA-qualified lenders for various purposes.  The USDA's guarantee is supported by the full faith and credit of the United States.  The USDA guarantees up to 95 percent of the principal amount of guaranteed loans.  Through its USDA Guarantees line of business, Farmer Mac is one of several competing purchasers of USDA Securities representing the USDA-guaranteed portions of farm ownership loans, farm operating loans, business and industry loans, community facilities loans, and other loans. The guaranteed portions of these loans are fully guaranteed as to principal and interest by the USDA.

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

Lenders.  Any lender authorized by the USDA to obtain a USDA guarantee on a loan may participate in Farmer Mac's USDA Guarantees line of business.  During 2014, 185 lenders, consisting mostly of community and regional banks, sold USDA Securities to Farmer Mac, compared to 195 lenders that did so during 2013.

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

Rural Utilities

General

Under its charter, Farmer Mac is permitted to purchase, and guarantee securities backed by, rural electric and telephone loans made by lenders organized as cooperatives to borrowers who have received or are eligible to receive loans under the Rural Electrification Act of 1936 ("REA").  The REA is administered by the Rural Utilities Service ("RUS"), an agency of the USDA.  None of Farmer Mac's business to date under the Rural Utilities line of business has involved telecommunications loans.  Farmer Mac's Rural Utilities line of business encompasses purchases of eligible rural utilities loans and guarantees of securities backed by those loans. Although Farmer Mac is also authorized to issue LTSPCs for pools of eligible rural utilities loans, no LTSPCs have been issued to date under the Rural Utilities line of business.

Summary of Rural Utilities Transactions

During the year ended December 31, 2014, Farmer Mac added $75.5 million of new Rural Utilities business, compared to $87.0 million and $166.1 million for the years ended December 31, 2013 and 2012, respectively.  As of December 31, 2014 and 2013, the aggregate outstanding principal balance of rural utilities loans held was $1.0 billion and $1.1 billion, respectively.

The following table summarizes new Rural Utilities business activity for each of the years ended December 31, 2014, 2013, and 2012:

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Loans	$75,500	$86,965	$166,117

The following table presents the outstanding balances of rural utilities loans held as of the dates indicated:

	As of December 31,
	2014	2013
	(in thousands)
On-balance sheet:
Loans	$718,213	$698,010
Loans held in trusts:
Beneficial interests owned by Farmer Mac	267,396	354,241
Total	$985,609	$1,052,251

Loan Eligibility

To be eligible for Farmer Mac's Rural Utilities line of business, a rural utilities loan (or an interest in such a loan) is required to:

•	be made for an electric or telephone facility by a lender organized as a cooperative to a borrower that has received or is eligible to receive a loan under the REA;

•	be performing and not more than 30 days delinquent; and

•	meet Farmer Mac's underwriting standards described in more detail below.

Underwriting

Farmer Mac's charter does not specify minimum underwriting criteria for eligible rural utilities loans under the Rural Utilities line of business.  To manage Farmer Mac's credit risk, to mitigate the risk of loss from borrower defaults, and to provide guidance for the management, administration, and conduct of underwriting to participants in the Rural Utilities line of business, Farmer Mac has adopted credit underwriting standards that vary by loan product and by loan type, based on whether loans are made to electric distribution cooperatives or electric generation and transmission ("G&T") cooperatives.  These standards are based on industry norms for similar rural utilities loans and are designed to assess the creditworthiness of the borrower, as well as the risk to Farmer Mac.  Farmer Mac reviews lenders' credit submissions and analyzes borrowers' audited financial statements and financial and operating reports filed with RUS and the Federal Energy Regulatory Commission to confirm that loans meet Farmer Mac's underwriting standards for rural utilities loans.  Furthermore, Farmer Mac requires sellers of rural utilities loans to make representations and warranties regarding the conformity of eligible loans to these standards and any other requirements that Farmer Mac may impose from time to time.  Farmer Mac has the ability to require repurchase of the loan upon a material breach of these representations and warranties.

In addition to the loan eligibility criteria described above for rural utilities loans, Farmer Mac has developed different underwriting standards for rural utilities loans that depend on whether the borrower is an electric distribution cooperative or a G&T cooperative. Farmer Mac's credit underwriting standards for all rural utilities loans on which it assumes direct credit exposure (i.e., with no general obligation of a lender involved in the transaction) require:

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

In the case of a newly-originated loan to a G&T cooperative on which Farmer Mac assumes direct credit exposure, the borrower typically must, among other criteria set forth in Farmer Mac's credit underwriting standards, meet the following ratios (based on the average of the most recent three years):

•	the equity to total assets ratio equals or exceeds 10 percent;

•	the modified debt service coverage ratio equals or exceeds 1.15;

•	the debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) ratio does not exceed 12; and

•	the aggregate members' equity to total capitalization ratio equals or exceeds 25 percent.

Since the inception of the Rural Utilities line of business in 2008, Farmer Mac has purchased only one loan that has not met all of the applicable underwriting standards for Rural Utilities loans described above.

The due diligence Farmer Mac performs before purchasing, or guaranteeing securities backed by, rural utilities loans includes:

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

Collateral

It is customary in loans to distribution cooperatives and G&T cooperatives for the lender to take a security interest in substantially all of the borrower's assets. In cases in which Farmer Mac purchases a rural utilities loan with a pledge of all assets and a lender also has a lien on all assets, Farmer Mac verifies that a lien accommodation results in either a shared first lien or a first lien in favor of Farmer Mac.  In cases where debt indentures are used, Farmer Mac determines if available collateral is adequate to support the loan program and Farmer Mac's investment. As of December 31, 2014, all of the rural utilities loans held by Farmer Mac consisted of loans with a pledge of all assets.

Servicing

Farmer Mac generally does not directly service the rural utilities loans held in its portfolio.  Those loans are serviced by a servicer designated by Farmer Mac. National Rural Utilities Cooperative Finance Corporation ("CFC") currently services all of the rural utilities loans in Farmer Mac's portfolio. CFC is a related party to Farmer Mac by virtue of CFC's stock ownership in Farmer Mac. As of December 31, 2014, CFC held approximately 8 percent of Farmer Mac's outstanding Class A voting common stock (5 percent of total voting shares). See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Related Party Transactions."

Approved Lenders

Farmer Mac's charter requires eligible rural utilities loans be made by a lender organized as a cooperative.  Currently, the only two rural utilities lenders that are cooperatives are CFC and CoBank, ACB ("CoBank"), an institution of the FCS.  As of December 31, 2014, these cooperatives had approximately $21.5 billion in loans outstanding to distribution cooperatives and $7.8 billion in loans outstanding to G&T cooperatives. To date, CFC is the only lender to have participated in Farmer Mac's Rural Utilities line of business.

Portfolio Diversification

Rural utilities loans are made throughout the entire United States.  Farmer Mac analyzes the geographic distribution of loans to cooperatives and considers regional concentration levels in connection with its business activities under the Rural Utilities program.  As of December 31, 2014, Farmer Mac had direct credit exposure on 731 loans to electric cooperatives constituting $1.0 billion across 37 states.

Farmer Mac's charter does not prescribe a maximum loan size for an eligible rural utilities loan, but Farmer Mac currently has a $30.0 million limit in place for cumulative direct credit exposure on those loans (e.g., purchases of loans or guarantees of securities representing interests in loans) to any one borrower or related borrowers. For indirect credit exposures on rural utilities loans (e.g., AgVantage transactions), Farmer Mac's current limit is $75.0 million for cumulative loan exposure to any one borrower or related borrowers, with the amount of any direct exposure to a borrower also counting toward the $75.0 million limit.  See "—Institutional Credit." As of December 31, 2014, Farmer Mac's direct credit exposure to rural utilities loans consisted of $966.3 million in loans to distribution cooperatives and $19.3 million in loans to G&T cooperatives.

Institutional Credit

Under the Institutional Credit line of business, Farmer Mac provides advances against eligible loans by guaranteeing and purchasing general obligations of institutions approved by Farmer Mac, which obligations are also secured by a pool of guaranteed securities or the types of loans eligible for one of Farmer Mac's other lines of business.  Farmer Mac refers to these obligations as AgVantage® securities. Farmer Mac guarantees the timely payment of principal and interest on AgVantage securities and may retain AgVantage securities in its portfolio or sell them to third parties in the capital markets as Farmer Mac Guaranteed Securities.

Farmer Mac has direct credit exposure to the issuers of AgVantage securities and assumes the ultimate credit risk of issuer default on the AgVantage securities.  Before approving an institution as an issuer in an AgVantage transaction, Farmer Mac assesses the institution's creditworthiness as well as its loan performance.  Farmer Mac continues to monitor the counterparty risk assessment on an ongoing basis after the AgVantage security is issued. In addition to being a general obligation of the issuing institution, AgVantage securities must be secured by eligible loans or guaranteed securities in an amount at least equal to the outstanding principal amount of the security. As a result, Farmer Mac has indirect credit exposure to the loans or guaranteed securities that are pledged to secure the AgVantage securities, which would be available to Farmer Mac in the event of a default by the issuer.

Loans pledged under AgVantage securities are serviced by the issuers of the securities in accordance with that institution's servicing procedures. Farmer Mac reviews these servicing procedures before entering into those transactions. In AgVantage transactions, the issuer is required to remove from the pool of pledged collateral any loan that becomes more than 30 days delinquent in the payment of principal or interest and to substitute an eligible loan that is current in payment to maintain the minimum required collateralization level.

For AgVantage securities secured by loans eligible for Farmer Mac's Farm & Ranch line of business, Farmer Mac currently requires the general obligation to be overcollateralized, either by more eligible loans or any of the following types of assets:

•	cash;

•	securities issued by the U.S. Treasury or guaranteed by an agency or instrumentality of the United States; or

•	other highly-rated securities.

The required collateralization level for the AgVantage securities secured by Farm & Ranch loans currently ranges from 102 percent to 120 percent. Within this range, Farmer Mac generally requires higher collateralization levels for securities issued by institutions without long-term debt ratings from a nationally recognized statistical rating organization ("NRSRO").  The required collateralization level is established at the time of issuance and does not change during the life of the AgVantage security.

For AgVantage securities that are secured by Farm & Ranch loans, Farmer Mac requires that the loans meet the minimum standards set forth in the charter for those types of loans and that the value is supported by either appraisals that conform to the USPAP or similar collateral valuation methods based upon Farmer Mac's evaluation of the lender's collateral valuation protocols and history. Although the charter does not prescribe a maximum loan size or a total borrower exposure for an eligible Farm & Ranch loan secured by 1,000 acres or less of agricultural real estate, Farmer Mac currently limits the size of those loans to $75.0 million in cumulative borrower exposure for AgVantage transactions.

In July 2014, Farmer Mac expanded the AgVantage product to a new type of issuer – institutional investors in agricultural assets that qualify as collateral for the types of loans eligible for the Farm & Ranch line of business. Farmer Mac refers to this product variation as the Farm Equity AgVantage® product. This product has similar requirements for AgVantage securities secured by Farm & Ranch loans described above, but Farmer Mac also requires that Farm Equity AgVantage transactions (1) generally maintain a higher collateralization level, through lower loan-to-value ratio thresholds and higher overcollateralization and (2) contain specified financial covenants for the life of the related Farm Equity AgVantage security to avoid default. As of December 31, 2014, Farmer Mac had $95.0 million of outstanding Farm Equity AgVantage securities.

For AgVantage securities secured by loans eligible for Farmer Mac's Rural Utilities line of business, Farmer Mac requires:

•
the counterparty issuing the general obligation to have a credit rating from an NRSRO that is at least investment grade, or be of comparable creditworthiness as determined through Farmer Mac's analysis;

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

Although Farmer Mac has only indirect credit exposure on the rural utilities loans pledged to secure AgVantage securities, the same underwriting standards that apply to loans made to distribution cooperatives on which Farmer Mac assumes direct credit exposure also apply to loans made to distribution cooperatives that secure the general obligation of the lender in AgVantage transactions. See "—Rural Utilities—Underwriting." For loans made to G&T cooperatives that secure the general obligation of the issuer in AgVantage transactions, the G&T cooperative must either (1) have a rating from an NRSRO of BBB- (or equivalent rating) or better or (2) meet the following underwriting standards (based on the average of the most recent three years):

•	the aggregate members' equity to total capitalization ratio equals or exceeds 25 percent;

•	the modified debt service coverage ratio equals or exceeds 1.10; and

•	the equity to total assets ratio equals or exceeds 10 percent.

Farmer Mac's charter does not prescribe a maximum loan size or a total borrower exposure for an eligible rural utilities loan, but Farmer Mac's current limit for AgVantage transactions is $75.0 million for cumulative loan exposure to any one borrower or related borrowers. Farmer Mac also permits up to 20 percent of rural utilities loans pledged to secure AgVantage securities to be unsecured or secured by less than all of the borrower's assets. As of December 31, 2014, all AgVantage securities secured by eligible rural utilities loans were issued by CFC, which is a related party to Farmer Mac by virtue of CFC's stock ownership in Farmer Mac. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Related Party Transactions."

As of December 31, 2014, Farmer Mac had not experienced any credit losses, nor had it been called upon to make a guarantee payment to third parties, on any of its AgVantage securities. For more information on Farmer Mac's AgVantage securities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Institutional."

Summary of Institutional Credit Transactions

During the year ended December 31, 2014, Farmer Mac added a total of $1.3 billion of new business volume under the Institutional Credit line of business. That new business volume was partially offset by repayments on existing assets (principal paydowns and maturities) during the year, resulting in $6.4 billion of total outstanding business volume in this line of business as of December 31, 2014.

As of December 31, 2014 and 2013, the outstanding principal amount of AgVantage securities held by Farmer Mac was $5.4 billion and $5.0 billion, respectively.  As of both December 31, 2014 and 2013, the aggregate outstanding principal amount of off-balance sheet AgVantage securities sold to third parties totaled $1.0 billion.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume" and "—Risk Management—Credit Risk – Institutional." The following table summarizes new Institutional Credit line of business activity for each of the years ended December 31, 2014, 2013, and 2012:

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
AgVantage Securities	$1,279,655	$1,273,500	$984,406

The following table presents the outstanding principal amount of AgVantage securities held by Farmer Mac and sold to third parties as of the dates indicated:

	As of December 31,
	2014	2013
	(in thousands)
On-balance sheet:
AgVantage Securities	$5,410,413	$5,066,855
Off-balance sheet:
AgVantage Securities	986,528	981,009
Total	$6,396,941	$6,047,864

FUNDING OF GUARANTEE AND LTSPC OBLIGATIONS

The principal sources of funding for the payment of Farmer Mac's obligations under its guarantees and LTSPCs are the fees Farmer Mac receives for its guarantees and commitments, net effective spread, proceeds of debt issuances, loan repayments, and maturities of AgVantage securities.  Farmer Mac satisfies its obligations under LTSPCs and its guarantees by purchasing defaulted loans out of LTSPCs and from the related trusts for Farmer Mac Guaranteed Securities.  Farmer Mac typically recovers a significant portion of the value of defaulted loans purchased either through borrower payments, loan payoffs, payments by third parties, or foreclosure and sale of the property securing the loans.  Ultimate credit losses arising from Farmer Mac's guarantees and commitments are reflected in Farmer Mac's charge-offs against its allowance for losses, gains and losses on the sale of real estate owned ("REO"), which consists of real estate acquired through foreclosure, and fair value adjustments of REOs held.  During 2014, Farmer Mac had net credit recoveries of $6,000, compared to net credit losses of $3.0 million during 2013. The higher net credit losses in 2013 were primarily due to the resolution of an ethanol loan that had been in workout for 3 years.

Farmer Mac's charter requires Farmer Mac to maintain in its accounts a portion of the guarantee fees it receives from its guarantee activities as a reserve against losses.  As of December 31, 2014, this reserve against losses arising from Farmer Mac's guarantee activities was $36.9 million.  Farmer Mac calculates the amount of this statutorily required reserve against losses arising from its guarantee activities based on the credit risk component of guarantee fees received on all Farmer Mac Guaranteed Securities, including AgVantage securities. This amount does not represent either anticipated credit losses or estimated probable credit losses and does not directly relate to either the allowance for loan losses or the reserve for losses in Farmer Mac's consolidated balance sheets. Rather, this is the amount that must be exhausted before Farmer Mac may issue obligations to the U.S. Treasury against the $1.5 billion that Farmer Mac is statutorily authorized to borrow from the U.S. Treasury to fulfill its guarantee obligations.  That borrowing authority is not intended to be a routine funding source and has never been used.  For a more detailed discussion of Farmer Mac's borrowing authority from the U.S. Treasury, see "Business—Farmer Mac's Authority to Borrow from the U.S. Treasury."

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

FINANCING

Debt Issuance

Farmer Mac's statutory charter authorizes Farmer Mac to issue debt obligations to purchase eligible loans, USDA Securities, and Farmer Mac Guaranteed Securities, and to maintain reasonable amounts for business operations, including adequate liquidity.  Farmer Mac funds its purchases of eligible loan assets and liquidity investment assets primarily by issuing debt obligations of various maturities in the public capital markets.  Farmer Mac also issues debt obligations to obtain funds to finance its transaction costs and its obligations under guarantees and LTSPCs.  Farmer Mac's debt obligations include discount notes and fixed and floating rate medium-term notes, including callable notes.

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

Farmer Mac's board of directors has authorized the issuance of up to $15.0 billion of discount notes and medium-term notes (of which $12.8 billion was outstanding as of December 31, 2014), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing needs.  Farmer Mac invests the proceeds of its debt issuances in loan purchases, Farmer Mac Guaranteed Securities, and liquidity investment assets in accordance with policies established by its board of directors that comply with FCA's Liquidity and Investment Regulations, which establish limitations on dollar amount, issuer concentration, and credit quality.  Farmer Mac's regular debt issuance supports its access to the capital markets, and Farmer Mac's liquidity investment assets provide an alternative source of funds should market conditions be unfavorable.  Farmer Mac's current policies authorize liquidity investments in:

•	obligations of or guaranteed by the United States;

•	obligations of GSEs;

•	municipal securities;

•	international and multilateral development bank obligations;

•	money market instruments;

•	diversified investment funds;

•	asset-backed securities;

•	corporate debt securities; and

•	mortgage-backed securities.

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

Common Stock

As of December 31, 2014, the following shares of Farmer Mac common stock were outstanding:

•	1,030,780 shares of Class A voting common stock;

•	500,301 shares of Class B voting common stock; and

•	9,406,267 shares of Class C non-voting common stock.

Farmer Mac may obtain additional capital from future issuances of voting and non-voting common stock and non-voting preferred stock. Farmer Mac did not repurchase any common stock during 2014 or 2013.

The following table presents the dividends declared on Farmer Mac's common stock during and subsequent to 2014:

Date Dividend Declared	Per Share Amount	For Holders Of Record As Of	Date Paid
February 6, 2014	$0.14	March 17, 2014	March 31, 2014
June 4, 2014	$0.14	June 16, 2014	June 30, 2014
August 8, 2014	$0.14	September 16, 2014	September 30, 2014
December 3, 2014	$0.14	December 19, 2014	December 31, 2014
February 5, 2015	$0.16	March 16, 2015	*
*  The dividend declared on February 5, 2015 is scheduled to be paid on March 31, 2015.

Farmer Mac's ability to declare and pay common stock dividends could be restricted if it were to fail to comply with applicable capital requirements.  See Note 9 to the consolidated financial statements and "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards."

Preferred Stock

As of December 31, 2014, the following shares of Farmer Mac preferred stock were outstanding:

•	2,400,000 shares of Series A Preferred Stock, all of which were issued on January 17, 2013;

•	3,000,000 shares of Series B Preferred Stock, all of which were issued on March 25, 2014; and

•	3,000,000 shares of Series C Preferred Stock, all of which were issued on June 20, 2014.

The Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock (collectively referred to as the "Outstanding Preferred Stock") each has a par value of $25.00 per share and an initial liquidation preference of $25.00 per share.  Since each of their respective issuances, Farmer Mac has not issued any additional shares of any series of Outstanding Preferred Stock. Each series of Outstanding Preferred Stock ranks senior to Farmer Mac's outstanding Class A voting common stock, Class B voting common stock, Class C non-voting common stock, and any other common stock of Farmer Mac issued in the future. The Series A Preferred Stock and the Series B Preferred Stock pay an annual dividend rate fixed at 5.875 percent and 6.875 percent, respectively, for the life of the securities. The Series C Preferred Stock pays an annual dividend rate of 6.000 percent from the date of issuance to and including the quarterly payment date occurring on July 17, 2024, and thereafter, at a floating rate equal to three-month LIBOR plus 3.260 percent. Dividends on all series of Outstanding Preferred Stock are non-cumulative, which means that if the Board of Directors has not declared a dividend before the applicable dividend payment date for any dividend period, such dividend will not be paid or cumulate, and Farmer Mac will have no obligation to pay dividends for such dividend period, whether or not dividends on any series of Outstanding Preferred Stock are declared for any future dividend period. Farmer Mac may pay dividends on the Outstanding Preferred Stock without paying dividends on any class or series of stock Farmer Mac may issue in the future that ranks junior to the Outstanding Preferred Stock. The Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock rank equally with each other and will rank equally with any other class or series of stock Farmer Mac may issue in the future of equal priority as to dividends and upon liquidation. Farmer Mac has the right, but not the obligation, to redeem some or all of the issued and outstanding shares of Series A Preferred Stock on and anytime after January 17, 2018, the Series B Preferred Stock on and anytime after April 17, 2019, and the Series C Preferred Stock on and anytime after July 18, 2024, all at a price equal to the then-applicable liquidation preference. The Outstanding

Preferred Stock is considered Tier 1 capital for Farmer Mac. For more information on Farmer Mac's capital requirements, see "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards."

Farmer Mac incurred direct costs of $1.7 million related to the issuance of the Series A Preferred Stock, direct costs of $1.9 million related to the issuance of the Series B Preferred Stock, and direct costs of $1.6 million related to the issuance of the Series C Preferred Stock. Farmer Mac used the proceeds from the sale of the Series A Preferred Stock to redeem and retire on January 17, 2013 Farmer Mac's then-outstanding shares of Series C Non-Voting Cumulative Preferred Stock, which is different than the Series C Preferred Stock that is currently outstanding and which had a par value and liquidation preference of $1,000 per share and had been issued in 2008 and 2009.

The following table presents the dividends declared and paid on Series A Preferred Stock during and subsequent to 2014:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
February 6, 2014	$0.3672	January 18, 2014	April 17, 2014	April 17, 2014
June 4, 2014	$0.3672	April 18, 2014	July 17, 2014	July 17, 2014
August 8, 2014	$0.3672	July 18, 2014	October 17, 2014	October 17, 2014
December 3, 2014	$0.3672	October 18, 2014	January 17, 2015	January 17, 2015
February 5, 2015	$0.3672	January 18, 2015	April 17, 2015	*
* The dividend declared on February 5, 2015 is scheduled to be paid on April 17, 2015.

The following table presents the dividends declared and paid on Series B Preferred Stock during and subsequent to 2014:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
March 28, 2014	$0.1050	March 26, 2014	April 17, 2014	April 17, 2014
June 4, 2014	$0.4297	April 18, 2014	July 17, 2014	July 17, 2014
August 8, 2014	$0.4297	July 18, 2014	October 17, 2014	October 17, 2014
December 3, 2014	$0.4297	October 18, 2014	January 17, 2015	January 17, 2015
February 5, 2015	$0.4297	January 18, 2015	April 17, 2015	*
* The dividend declared on February 5, 2015 is scheduled to be paid on April 17, 2015.

The following table presents the dividends declared and paid on Series C Preferred Stock during and subsequent to 2014:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
August 8, 2014	$0.4875	June 21, 2014	October 17, 2014	October 17, 2014
December 3, 2014	$0.3750	October 18, 2014	January 17, 2015	January 17, 2015
February 5, 2015	$0.3750	January 18, 2015	April 17, 2015	*
* The dividend declared on February 5, 2015 is scheduled to be paid on April 17, 2015.

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

Farmer Mac II LLC Preferred Stock is permanent equity of Farmer Mac II LLC and is presented as "Non-controlling interest – preferred stock" within total equity on the consolidated balance sheets of Farmer Mac.  The Farmer Mac II LLC Preferred Stock does not constitute a Tier 1 capital-eligible security for Farmer Mac. Farmer Mac II LLC incurred $8.1 million of direct costs related to the issuance of the Farmer Mac II LLC Preferred Stock, which reduced the amount of non-controlling interest – preferred stock.  The accrual of declared dividends is presented as "Net income attributable to non-controlling interest – preferred stock dividends" on the consolidated statements of operations on a pre-tax basis.  The consolidated tax benefit is included in "income tax expense" on the consolidated statements of operations. In May 2014, Farmer Mac purchased in the open market $6.0 million of FALConS, representing undivided beneficial ownership interests in 6,000 shares of Farmer Mac II LLC Preferred Stock.

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

Farmer Mac II LLC may redeem the Farmer Mac II LLC Preferred Stock on March 30 of 2015, 2016, 2017, 2018, and 2019 and on any quarterly payment date on or after March 30, 2020, in whole or in part, at a cash redemption price equal to the liquidation preference. Consistent with Farmer Mac's plan to increase its Tier 1 capital, Farmer Mac issued the Series B Preferred Stock and Series C Preferred Stock in 2014 and now plans to cause Farmer Mac II LLC to redeem all of the outstanding Farmer Mac II LLC Preferred Stock on March 30, 2015, the initial redemption date, using the proceeds of these two preferred stock offerings and cash on hand. Farmer Mac II LLC has already provided notice of its intent to redeem the Farmer Mac II LLC Preferred Stock on March 30, 2015, which will in turn trigger the redemption of all the outstanding FALConS securities on that same day. Additionally, the $8.1 million of direct costs related to the issuance of the Farmer Mac II LLC Preferred Stock will be recognized as expense in the period in which the Farmer Mac II LLC Preferred Stock is redeemed. Farmer Mac does not currently anticipate the need to issue any more preferred stock to fund the planned redemption of the Farmer Mac II LLC Preferred Stock. For more information on Farmer Mac's capital plan, see "Government Regulation of Farmer Mac—Capital Standards—Capital Adequacy Requirements."

The following table presents the dividends declared on Farmer Mac II LLC Preferred Stock during and subsequent to 2014:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
February 6, 2014	$22.1875	December 30, 2013	March 29, 2014	March 31, 2014
June 4, 2014	$22.1875	March 30, 2014	June 29, 2014	June 30, 2014
August 8, 2014	$22.1875	June 30, 2014	September 29, 2014	September 30, 2014
December 3, 2014	$22.1875	September 30, 2014	December 29, 2014	December 30, 2014
February 5, 2015	$22.1875	December 30, 2014	March 29, 2015	*
*  The dividend declared on February 5, 2015 is scheduled to be paid on March 30, 2015.

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

$36.9 million as of December 31, 2014); and

•	the proceeds of such obligations are needed to fulfill Farmer Mac's guarantee obligations.

Any debt obligations issued by Farmer Mac under this authority would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac. Farmer Mac would be required to repurchase any of its debt obligations held by the U.S. Treasury within a "reasonable time."  As of December 31, 2014, Farmer Mac had not used this borrowing authority and does not expect to use this borrowing authority in the future.

The United States government does not guarantee payments due on Farmer Mac Guaranteed Securities, funds invested in the equity or debt securities of Farmer Mac, any dividend payments on shares of Farmer Mac stock, or the profitability of Farmer Mac.

GOVERNMENT REGULATION OF FARMER MAC

General

Farmer Mac was created by federal statute in 1988 in the aftermath of the collapse of the agricultural credit delivery system.  Farmer Mac's primary committees of jurisdiction in Congress – the Committee on Agriculture of the U.S. House of Representatives and the U.S. Senate Committee on Agriculture, Nutrition and Forestry – added requirements for Farmer Mac that had not been included in any of the other statutes establishing other GSEs. Unlike the other existing GSEs at the time, Farmer Mac was required to be regulated by an independent regulator, FCA, which has the authority to regulate Farmer Mac's safety and soundness.  The statute creating Farmer Mac expressly requires that qualified loans meet minimum credit and appraisal standards that represent sound loans to profitable businesses.  The enabling legislation also did not contain a specific federal securities law exemption as had been given to the housing GSEs, which had the effect of requiring Farmer Mac to comply with the periodic reporting requirements of the SEC, including filing annual and quarterly reports on the financial status of Farmer Mac and current reports when there are significant developments.  Farmer Mac's statutory charter also requires offerings of Farmer Mac Guaranteed Securities to be registered under the Securities Act of 1933 and related regulations (collectively, the "Securities Act"), unless an exemption for an offering is available that is not related to Farmer Mac's status as an instrumentality of the United States.

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

Regulation

Office of Secondary Market Oversight (OSMO)

As an institution of the FCS, Farmer Mac (including its subsidiaries) is subject to the regulatory authority of FCA.  Farmer Mac's charter assigns to FCA, acting through OSMO, the responsibility for the examination of Farmer Mac and the general supervision of the safe and sound performance of the powers, functions, and duties vested in Farmer Mac by its charter.  The charter also authorizes FCA, acting through OSMO, to apply its general enforcement powers to Farmer Mac.  The Director of OSMO is selected by and reports to the FCA board.  Farmer Mac's charter requires an annual examination of the financial transactions of Farmer Mac and authorizes FCA to assess Farmer Mac for the cost of its regulatory activities, including the cost of any examination.  Farmer Mac is required to file quarterly reports of condition with FCA.

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

As of December 31, 2014, Farmer Mac's statutory minimum and critical capital requirements were $421.3 million and $210.7 million, respectively, and its actual core capital level was $766.3 million, $345.0 million above the statutory minimum capital requirement and $555.6 million above the statutory critical capital requirement.  Based on the risk-based capital stress test, Farmer Mac's risk-based capital requirement as of December 31, 2014 was $121.6 million and Farmer Mac's regulatory capital of $776.4 million exceeded that amount by approximately $654.8 million.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements" for a presentation of Farmer Mac's current regulatory capital position.

Enforcement Levels.  Farmer Mac's charter directs FCA to classify Farmer Mac within one of four enforcement levels for purposes of determining compliance with the capital standards established by

Farmer Mac's charter.  As of December 31, 2014, Farmer Mac was classified as within level I – the highest compliance level.

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

Capital Adequacy Requirements. Under FCA's rule on capital planning that became effective on January 3, 2014, Farmer Mac must develop and submit to OSMO for approval annually a plan for capital that considers the sources and uses of Farmer Mac's capital, addresses capital projections under stress scenarios, assesses Farmer Mac's overall capital adequacy, and incorporates a Farmer Mac board-approved policy on capital adequacy. In accordance with this regulation, Farmer Mac's board of directors has established a policy that will require Farmer Mac to maintain an adequate level of "Tier 1" capital, consisting of retained earnings, paid-in-capital, common stock, qualifying preferred stock, and accumulated other comprehensive income allocable to "non-program" investments that are not included in the Farm & Ranch, USDA Guarantees, Rural Utilities, and Institutional Credit lines of business. Under this policy, Farmer Mac must maintain at all times during 2015 a Tier 1 capital ratio of not less than 4.25 percent of risk-weighted assets, calculated using an advanced internal ratings based ("AIRB") asset risk weighting regime that is consistent with current Basel-based principles, with the minimum Tier 1 capital ratio increasing by 0.25 percent annually to reach 5.0 percent in 2018.

The policy also requires Farmer Mac to maintain a "capital conservation buffer" of additional Tier 1 capital of more than 2.5 percent of risk-weighted assets. If the capital conservation buffer drops to various levels at or below 2.5 percent, as shown in the table below, the policy requires Farmer Mac to restrict distributions of current quarter Tier 1-eligible dividends and any discretionary bonus payments to an amount not to exceed the corresponding payout percentage specified in the table below, which represents the percentage of the cumulative core earnings for the four quarters immediately preceding the distribution date:

Capital Conservation Buffer	Payout Percentage
(percentage of risk-weighted assets)	(percentage of four quarters' accumulated core earnings)
greater than 2.5%	No limitation
greater than 1.875% to and including 2.5%	60%
greater than 1.25% to and including 1.875%	40%
greater than 0.625% to and including 1.25%	20%
equal to or less than 0.625%	0% (no payout permitted)

These distribution restrictions will remain for so long as the Tier 1 capital conservation buffer remains at or below the minimum level of 2.5 percent, and Farmer Mac's board of directors may consider other factors, such as GAAP earnings and other regulatory requirements, in determining whether to restrict capital distributions, including dividends and bonus payments. As of December 31, 2014, Farmer Mac's Tier 1 capital ratio was 11.3%. Farmer Mac does not expect its compliance on an ongoing basis with FCA's final rule on capital planning, including Farmer Mac's policy on Tier 1 capital, to materially affect Farmer Mac's operations or financial condition.

Item 1A.    Risk Factors

Farmer Mac's business activities, financial performance, and results of operations are, by their nature, subject to a number of risks and uncertainties, including those related to access to the capital markets, the agricultural sector, the rural utilities industry, the regulatory environment, and the level of prevailing interest rates and overall market conditions. The following risk factors could materially affect Farmer Mac's financial condition and operating results and should be considered in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K, including the risks and uncertainties described in the "Forward-Looking Statements" section. Furthermore, because new risk factors likely will emerge from time to time, management can neither predict all such risk factors nor assess the effects of such factors on Farmer Mac's business, operating results, and financial condition or the extent to which any factor, or combination of factors, may affect Farmer Mac's actual results and financial condition. If any of the following risks materialize, Farmer Mac's business, financial condition, or results of operations could be materially and adversely affected. Farmer Mac undertakes no obligation to update or revise this risk factor discussion, except as required by law.

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

•	Farmer Mac's financial results and changes in its financial condition;

•	public perception of the risks to and financial prospects of Farmer Mac's business;

•	prevailing conditions in the capital markets;

•	competition from other issuers of GSE equity or debt; and

•	legislative or regulatory actions relating to Farmer Mac's business, including any actions that would affect Farmer Mac's GSE status.

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

External factors beyond Farmer Mac's control that could negatively affect borrowers' profitability could cause Farmer Mac to experience increased delinquency and default rates within its loan portfolio, including, but not limited to:

•
severe protracted or sudden adverse weather conditions, animal and plant disease outbreaks, restrictions on water supply, limited access to transportation to move agricultural products to markets, or other conditions affecting particular geographic regions or industries;

•	volatility in production expenses, including in commodity or fuel prices or labor costs or availability within any particular industry;

•	fluctuations in currency exchange markets or changes in the global economy that would reduce export demand for U.S. agricultural products;

•	slow or negative economic growth, which could reduce demand for U.S. agricultural products;

•	adverse changes in interest rates, agricultural land values, or other factors that may affect delinquency levels and credit losses on agricultural real estate mortgage loans;

•	changes in the general economy that could affect the availability of off-farm sources of income and prices of real estate for borrowers; and

•
economic conditions that may negatively affect the market for electricity in rural areas and consequently limit the ability of rural electric cooperatives to provide electricity or raise rates to achieve profitable levels.

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

Farmer Mac's business development, profitability, and capital depend on the continued growth of the secondary market for agricultural real estate mortgage loans and for rural utilities loans, which may be constrained by a number of factors.

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

Farmer Mac's business and ability to generate revenues and profits largely depends on its ability to purchase eligible loans or place eligible loans under guarantees or purchase commitments. Farmer Mac conducts a significant portion of its business with a small number of business partners. This results in vulnerability as existing assets pay down or mature and the status and needs of Farmer Mac's business partners evolve. In 2014, ten institutions generated approximately 61 percent of loan purchase volume in the Farm & Ranch line of business. As of December 31, 2014, approximately 97.6 percent of the $6.4 billion outstanding principal amount of AgVantage securities were issued by five institutions. Transactions with CFC have represented 100 percent of business volume under Farmer Mac's Rural Utilities line of business since its inception in 2008. Farmer Mac's ability to maintain the current relationships with its business partners or customers and the business generated by those business partners or customers is significant to Farmer Mac's business. Consequently, the loss of business from any one of Farmer Mac's key business partners could negatively impact Farmer Mac's revenues and profitability. Furthermore, Farmer Mac may not be able to replace the loss of business of a key business partner or customer with alternate sources of business due to limitations on the types of assets eligible for the secondary market provided by Farmer Mac under its charter, which could adversely affect Farmer Mac's business and result in a decrease in its revenues and profits.

The failure of an issuer to pay the outstanding principal amount or to issue new AgVantage securities upon the maturity of outstanding AgVantage securities could negatively affect Farmer Mac's liquidity position and income.

As of December 31, 2014, Farmer Mac had $6.4 billion of AgVantage securities outstanding, of which $0.7 billion and $1.3 billion will be maturing in 2015 and 2016, respectively. AgVantage securities are guaranteed by Farmer Mac as to the timely payment of interest and principal. The terms of most AgVantage securities do not require the periodic payment of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due. If the issuer of a maturing AgVantage security defaults and does not pay the outstanding principal amount due upon maturity, Farmer Mac's liquidity position could be negatively affected because Farmer Mac will be required to obtain funds in a significant amount to pay the holder of the AgVantage security or, for AgVantage securities owned by Farmer Mac, to pay off the debt securities used to fund the purchase of the AgVantage securities. Farmer Mac's income could also be adversely affected if the issuer of a maturing AgVantage security does not issue new AgVantage securities to replace the maturing securities and Farmer Mac does not find alternate sources of business, or if the net interest margin earned by Farmer Mac on new AgVantage securities that replace maturing AgVantage securities is lower than the margin earned on the maturing AgVantage securities.

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

Farmer Mac is required by statute and regulation to maintain certain capital levels.  Any inability by Farmer Mac to meet these capital requirements could result in supervisory measures by FCA, adversely affect Farmer Mac's ability to declare dividends on its common and preferred stock, or otherwise materially and adversely affect Farmer Mac's business, operating results, or financial condition.  In addition, as required by an FCA regulation on capital planning, Farmer Mac has adopted a policy to maintain a sufficient level of Tier 1 capital and to impose restrictions on paying Tier 1-eligible dividends in the event that Tier 1 capital falls below specified thresholds. For more information on Farmer Mac's capital requirements, including the Tier 1 capital requirement, see "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards." Factors that could adversely affect the adequacy of Farmer Mac's capital levels in the future, and which may be beyond Farmer Mac's control, include:

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

In the Farm & Ranch line of business, repayment of eligible loans typically depends on the success of the related farming operation, which, in turn, depends on many variables and factors over which farmers may have little or no control, such as weather conditions, animal and plant disease outbreaks, restrictions on water supply, economic conditions (both domestic and international), and political conditions. Farmer Mac's credit risk may also increase in the case of a loan with a balloon payment due at maturity if the borrower seeks to refinance but is unable to do so. As of December 31, 2014, 65.8 percent of the loans in the Farm & Ranch line of business included balloon payments. In addition, loans to borrowers in industries that have had historically higher delinquency rates relative to Farmer Mac's overall portfolio may present a higher risk of delinquency in future periods. For example, as of December 31, 2014, loans to borrowers in the permanent plantings and part-time farm categories comprised a combined 20.2 percent of the Farm & Ranch portfolio, but delinquencies in these combined categories comprised 51.3 percent of the aggregate delinquencies for all commodity categories. As of December 31, 2014, loans to borrowers in the Agricultural Storage and Processing category (including ethanol facilities) comprised 2.0 percent of the Farm & Ranch portfolio, but cumulative net credit losses for this category comprised 39.3 percent of the cumulative net credit losses for all categories.

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

Farmer Mac's guarantee and purchase commitment obligations to third parties, including Farmer Mac Guaranteed Securities and LTSPCs, are obligations of Farmer Mac only and are not backed by the full faith and credit of the United States, FCA, or any other agency or instrumentality of the United States other than Farmer Mac. As of December 31, 2014, Farmer Mac had $3.9 billion of contingent liabilities related to Farmer Mac Guaranteed Securities and LTSPCs issued to third parties, which represents Farmer Mac's exposure if all loans underlying these guarantees and LTSPCs defaulted and Farmer Mac recovered no value from the related collateral. Farmer Mac's principal sources of funds for payments on all of its liabilities, including claims that may arise under its guarantees and LTSPCs, are the liquid assets held by Farmer Mac (including cash and cash equivalents), guarantee and commitment fees, interest payments on assets held by Farmer Mac, loan repayments, repayment of principal amounts due upon maturity of AgVantage securities, and proceeds from the issuance of debt securities.  If all of the loans underlying Farmer Mac's guarantees and LTSPCs defaulted and Farmer Mac recovered no value from the related collateral, the sources of funds for payment on these guarantees and LTSPCs could be substantially less than the aggregate amount of the corresponding liabilities. It is difficult to quantify at any particular point in time the funds that would be available from interest payments, loan repayments, and maturing AgVantage securities for payment on Farmer Mac's guarantees and LTSPCs, and Farmer Mac's ability to issue debt as a source of repayment would be subject to its ability to access the debt markets and market conditions at that time. As of December 31, 2014, Farmer Mac held cash, cash equivalents, and other investment securities with a fair value of $3.3 billion that could be used as a source of funds for payment on its obligations. Although Farmer Mac believes that it remains well-collateralized on the assets underlying its guarantee and purchase commitment obligations to third parties and that the estimated probable losses for these obligations remain low relative to the amount available for payment of claims on these obligations, Farmer Mac's total contingent liabilities for these obligations exceed the amount it may have available for payment of claims on these obligations. See "Management's Discussion and Analysis—Risk Management—Credit Risk – Loans and Guarantees" for more information on Farmer Mac's management of credit risk.

Farmer Mac is exposed to swap counterparty credit risk on its non-cleared swaps that could materially and adversely affect its business, operating results, and financial condition.

Farmer Mac relies on interest rate swap contracts and hedging arrangements to effectively manage its interest rate risk. In managing this swap counterparty credit risk on non-cleared swaps, Farmer Mac contracts only with counterparties that have investment grade credit ratings, establishes and maintains collateral requirements that are scaled based upon credit ratings, and enters into netting agreements. However, failure to perform under a non-cleared derivatives contract by one or more of Farmer Mac's counterparties could disrupt Farmer Mac's hedging operations, particularly if Farmer Mac were entitled to a termination payment under the terms of the contract that it did not receive, or if Farmer Mac were unable to reposition the swap with a new counterparty. Of the $6.8 billion combined notional amount of interest rate swaps, $2.9 billion were not cleared through swap clearinghouses as of December 31, 2014. As of December 31, 2014, Farmer Mac's credit exposure to interest rate swap counterparties was $6.1 million excluding netting arrangements and $0.4 million including netting arrangements.

Farmer Mac is exposed to counterparty credit risk on AgVantage securities that could materially and adversely affect its business, operating results, and financial condition.

Farmer Mac is exposed to credit risk from issuers of AgVantage securities. Each AgVantage security is a general obligation of an issuing institution secured by eligible loans in an amount at least equal to the outstanding principal amount of the security and guaranteed by Farmer Mac. However, most of Farmer Mac's AgVantage exposure is concentrated in a small number of issuers. Farmer Mac seeks to manage its risk to AgVantage counterparties by reviewing each institution for which Farmer Mac has AgVantage exposure and requiring those institutions to meet Farmer Mac's standards for creditworthiness. In addition, Farmer Mac requires some level of overcollateralization (currently between 102 percent and 120 percent of the principal amount of the securities issued) for AgVantage securities secured by Farm & Ranch loans. As of December 31, 2014, nearly all of the AgVantage securities outstanding had been issued by five counterparties. A default by any of these counterparties could have a significant adverse effect on Farmer Mac's business, operating results, and financial condition.

Farmer Mac is exposed to counterparty credit risk on its investment securities that could materially and adversely affect its business, operating results, and financial condition.

Farmer Mac maintains an investment portfolio that can be drawn upon for liquidity needs. In addition to cash and cash equivalents (such as U.S. Treasury securities and short-term money market instruments), this portfolio consists of investment securities, including securities guaranteed by U.S. Government agencies and GSEs, GSE-issued preferred stock, corporate debt obligations, and auction-rate certificates. Though some of these investment securities do not qualify for purposes of calculating liquidity under the regulatory requirements prescribed by FCA, they still may be drawn upon for Farmer Mac's liquidity needs. Farmer Mac regularly reviews concentration limits to ensure that its investments are appropriately diversified and comply with policies approved by Farmer Mac's board of directors and with applicable FCA regulations, but Farmer Mac is still exposed to credit risk from issuers of the investment securities it holds. For example, as of December 31, 2014, Farmer Mac held at fair value, as part of its liquidity investment portfolio, $40.1 million of corporate debt securities, $96.3 million of asset-backed securities principally backed by U.S. Government-guaranteed student loans (including $40.6 million of auction-rate certificates), and $398.6 million of investment securities guaranteed by GSEs. A default by multiple issuers of investment securities held by Farmer Mac, or by a single issuer of investment securities in which Farmer Mac is more heavily concentrated, could have an adverse effect on Farmer Mac's business, operating results, and financial condition.

Farmer Mac is exposed to interest rate risk that could materially and adversely affect its business, operating results, and financial condition.

Farmer Mac is subject to interest rate risk due to the possible timing differences in the cash flows of the assets it holds and related liabilities. Farmer Mac's primary strategy for managing interest rate risk is to fund asset purchases with liabilities that have similar duration and cash flow characteristics so that they will perform similarly as interest rates change. Through Farmer Mac's issuances of debt securities in the form of discount notes and medium-term notes coupled with interest rate swap contracts that adjust the characteristics of the debt issued, Farmer Mac seeks to match its liabilities closely with the cash flow and duration characteristics of its loans and other assets. However, the ability of borrowers to prepay their loans prior to the scheduled maturities increases the risk of asset and liability cash flow mismatches. In a changing interest rate environment, these cash flow mismatches could reduce Farmer Mac's earnings if assets repay sooner than expected and the resulting cash flows must be reinvested in lower-yielding investments, particularly if Farmer Mac's related funding costs cannot be correspondingly repaid. In addition, if assets repay more slowly than anticipated and the associated debt issued to fund the assets must be reissued at a higher yield, Farmer Mac's earnings could be adversely affected. As of December 31, 2014, of all the eligible loan assets held on Farmer Mac's balance sheet, $5.0 billion had a fixed interest rate and $5.7 billion had an adjustable interest rate.

Changes in interest rates relative to Farmer Mac's management of interest rate risk through derivatives may cause volatility in financial results and capital levels and adversely affect net interest income.

Farmer Mac enters into financial derivatives transactions to hedge interest rate risks inherent in its business and applies fair value accounting to its financial derivatives transactions. Although Farmer Mac's financial derivatives provide effective economic hedges of interest rate risk, accounting guidance requires changes in the fair values of financial derivatives to be reflected in net income. As interest rates increase or decrease, the fair value of Farmer Mac's derivatives changes based on the position Farmer Mac holds relative to the specific characteristics of the derivative. Application of the accounting guidance on financial derivatives could contribute to volatility in Farmer Mac's earnings under GAAP, particularly if the financial derivative is not designated in a hedging relationship. Another consequence of the changes in the fair values of financial derivatives being accounted for in earnings is the resulting effect on Farmer Mac's regulatory core capital that is available to meet Farmer Mac's statutory minimum capital requirement. Adverse changes in the fair values of Farmer Mac's financial derivatives would reduce the amount of core capital available to meet this requirement, which could result in regulatory enforcement action against Farmer Mac if it were unable to meet the requirement. In 2014 and 2013, Farmer Mac recorded unrealized losses of $21.8 million and gains of $33.9 million, respectively, for fair value changes on its financial derivatives not designated in a hedging relationship as a result of movements in interest rates during the year. Although derivative instruments designated in fair value hedging relationships may lessen exposure to changes in the fair value of assets or liabilities, any differences arising from fair value changes that are not offset could result in hedge ineffectiveness and adversely affect Farmer Mac's earnings under GAAP.

Changes in interest rates as well as certain credit events may trigger collateralization requirements for Farmer Mac under its derivatives contracts, which could adversely affect Farmer Mac's liquidity position and operating results.

Farmer Mac uses derivatives contracts to help manage its interest rate risk. Changes in interest rates have required, and in the future may require, Farmer Mac to post cash or investment securities to its derivative counterparties to reflect the changes in fair market values of Farmer Mac's derivatives as a result of the changes in interest rates. For example, as of December 31, 2014, Farmer Mac posted $46.6 million of cash as collateral for its derivatives in net liability positions. Farmer Mac's derivatives contracts contain provisions establishing minimum threshold collateral amounts below which Farmer Mac is not required to post collateral. These threshold collateral amounts range between $15 million and $25 million, but may be reduced to zero upon the occurrence of specified credit events such as insolvency, receivership, failure to make a payment under the contract when due, or failure to continue as an instrumentality of the United States. If changes in interest rates were to result in a significant decrease in the fair value of Farmer Mac's derivatives, Farmer Mac would be required to post a significant amount of cash, cash equivalents, or investment securities, possibly within a short period of time, to satisfy its obligations under its derivatives contracts. The amount required to be posted would increase if Farmer Mac also experienced a credit event triggering full collateralization of its derivatives positions without any minimum threshold. As of December 31, 2014, the amount that would have been required for full collateralization of Farmer Mac's derivatives positions given the fair value of Farmer Mac's derivatives at that time was $46.8 million. If Farmer Mac were required to fully collateralize its derivatives position in an adverse interest rate environment, it could have a negative effect on Farmer Mac's liquidity position and operating results.

Incorrect estimates and assumptions by management in preparing financial statements could adversely affect Farmer Mac's business, operating results, reported assets and liabilities, financial condition, and capital levels.

Incorrect estimates and assumptions by management in connection with the preparation of Farmer Mac's consolidated financial statements could adversely affect the reported amounts of assets and liabilities and the reported amounts of income and expenses. The preparation of Farmer Mac's consolidated financial statements requires management to make certain critical accounting estimates and assumptions that could affect the reported amounts of assets and liabilities and the reported amounts of income and expense during the reporting periods. For example, as of December 31, 2014, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $5.5 billion whose fair values were estimated by management in the absence of readily determinable fair values (in other words, level 3). These financial instruments measured as level 3 represented 38 percent of total assets and 73 percent of financial instruments measured at fair value as of December 31, 2014. Further information regarding fair value measurement is included in "Management's Discussion and Analysis—Critical Accounting Policies—Fair Value Measurement." If management makes incorrect assumptions or estimates, Farmer Mac may understate or overstate reported financial results, which could materially and adversely affect Farmer Mac's business, operating results, reported assets and liabilities, financial condition, and capital levels.

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

Farmer Mac relies on market observations to determine the fair value of its investment securities, although the market data Farmer Mac relies upon may not reflect the actual sale conditions that Farmer Mac would face when selling its investment securities. For example, the market value of auction-rate certificates held by Farmer Mac depends in large part on the amounts and timing of the expected cash flows on these securities, which may be highly uncertain. Therefore, a change in the amounts or timing of cash flows could materially alter the market price of those securities. Subsequent valuations of these and other investment securities, in light of factors then prevailing, may result in significant changes in the value of Farmer Mac's investment securities. For example, the current market values for the auction-rate certificates and GSE subordinated debt held by Farmer Mac are significantly below their amortized cost due to widening credit spreads after purchase. As of December 31, 2014, the fair values of Farmer Mac's auction-rate certificates and GSE subordinated debt were $40.6 million and $66.3 million, respectively, compared to Farmer Mac's amortized cost of $46.6 million and $70.0 million, respectively, for each of these classes of investment securities.

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

Farmer Mac depends on third-party vendors, including loan servicers, to protect confidential information from unauthorized access and dissemination, and these vendors' failure to do so could result in liability for Farmer Mac or damage Farmer Mac's reputation, which could have a negative effect on Farmer Mac's business, operating results, or financial condition.

Farmer Mac relies on third-party vendors, including loan servicers, to perform various functions for Farmer Mac. In the course of these activities, these vendors collect and have access to a variety of confidential or proprietary information, including information about the lenders that participate in Farmer Mac's lines of business and personal financial information about the borrowers with loans included in one of Farmer Mac's lines of business. Any unauthorized access to a vendor's information systems and networks by third parties, including through computer viruses, malicious code, cyber attacks, or other information security breaches, could result in the misappropriation and unauthorized release of the confidential or proprietary information entrusted to Farmer Mac. Also, any vendor's employees or agents that have access to confidential or proprietary information could inadvertently disseminate the information to unauthorized third parties. Any unauthorized access to or dissemination of confidential or proprietary customer information could result in liability for Farmer Mac or damage Farmer Mac's reputation, either of which could have a negative effect on Farmer Mac's business, operating results, or financial condition.

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
The trading price of Farmer Mac's Class C non-voting common stock has at times experienced substantial price volatility and may continue to be volatile. For example, from January 2014 to December 2014, the closing price of the stock ranged from $26.40 per share to $35.82 per share. The trading price may fluctuate in response to various factors, including short sales, hedging, or stock market influences in general that are unrelated to Farmer Mac's operating performance. In addition, as a component of compensation for officers, directors, and employees, Farmer Mac typically grants equity awards each year that are based on the Class C non-voting common stock, including stock appreciation rights and restricted stock that vest over time or upon the achievement of specified performance goals. Sales of stock acquired upon vesting or the exercise of equity awards by Farmer Mac's officers, directors, or employees, whether pursuant to an established trading plan or otherwise, could adversely affect the trading price of Farmer Mac's Class C non-voting common stock. These factors may be exacerbated during periods of low trading volume for Farmer Mac's Class C non-voting common stock, which averaged approximately 32,000 shares daily during 2014, and may have a prolonged negative effect on its trading price or increase price volatility.

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
The ownership of Farmer Mac's two classes of voting common stock is currently concentrated in a small number of institutions.  Approximately 44 percent of Farmer Mac's Class A voting common stock is held by three financial institutions, with 31 percent held by one institution.  Approximately 97 percent of Farmer Mac's Class B voting common stock is held by five FCS institutions (two of which are related to each other through a parent-subsidiary relationship). Three of those five FCS institutions may be deemed to have entered into a voting arrangement regarding the election of directors to Farmer Mac's board of directors.
Many holders of Farmer Mac's voting common stock are rural lenders that may compete directly with each other. At times, some of these voting stockholders may also view Farmer Mac as an indirect competitor because Farmer Mac's secondary market activities often provide attractive funding and effective risk management tools that help many lenders compete in the origination of eligible rural loans. As long as Farmer

Mac's Class A and Class B voting common stock is highly concentrated in a small number of institutions, there is the potential that these institutions will seek to influence Farmer Mac's business, strategy, or board composition in a way that may not be in the best interests of either Farmer Mac or all other stockholders. Furthermore, the interests of the holders of Farmer Mac's Class A and Class B voting common stock may not be fully aligned with each other or the interests of Farmer Mac's Class C non-voting common stockholders, and this could lead to a strategy that is not in the best interests of Farmer Mac or all of its stockholders. The holders of Farmer Mac's Class A voting common stock and the holders of Farmer Mac's Class B voting common stock each have the right to elect one third of the membership of Farmer Mac's Board. Accordingly, each of these stockholder classes has the potential to significantly influence Farmer Mac's business and strategy in a manner that may not be in the best interests of all stockholders.
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

As of March 2, 2015, there were 1,008 registered owners of the Class A voting common stock, 77 registered owners of the Class B voting common stock, and 941 registered owners of the Class C non-voting common stock.

The information below represents the high and low closing sales prices for shares of both the Class A and Class C common stock for the periods indicated below, as reported by the New York Stock Exchange:

	Sales Prices
	Class A Stock		Class C Stock
	High	Low	High	Low
	(per share)
2015
First quarter (through March 2, 2015)	$26.75	$19.64	$32.80	$26.43
2014
Fourth quarter	$24.98	$20.03	$33.82	$26.40
Third quarter	26.50	22.75	33.75	28.34
Second quarter	28.50	22.60	35.82	29.52
First quarter	28.55	22.41	33.37	29.36
2013
Fourth quarter	$32.33	$26.49	$36.04	$32.78
Third quarter	32.50	25.98	35.65	29.04
Second quarter	27.75	21.80	32.19	26.96
First quarter	29.50	23.36	37.72	30.79

The dividend rights of all three classes of Farmer Mac's common stock are the same, and dividends may be paid on common stock only when, as, and if declared by Farmer Mac's board of directors in its sole discretion, subject to compliance with applicable capital requirements and payment of dividends on any outstanding preferred stock.  On February 2, 2012, Farmer Mac's board of directors declared a quarterly dividend of $0.10 per share on Farmer Mac's common stock payable for first quarter 2012. That dividend rate was paid quarterly through fourth quarter 2012. On February 6, 2013, Farmer Mac's board of directors declared a quarterly dividend of $0.12 per share on Farmer Mac's common stock payable for first quarter 2013. That dividend rate was paid quarterly through fourth quarter 2013. On February 6, 2014, Farmer Mac's board of directors declared a quarterly dividend of $0.14 per share on Farmer Mac's common stock payable for first quarter 2014. That dividend rate was paid quarterly through fourth quarter 2014. On February 5, 2015, Farmer Mac's board of directors declared a quarterly dividend of $0.16 per share on Farmer Mac's common stock payable on March 31, 2015.

Farmer Mac expects to continue to pay comparable quarterly cash dividends for the foreseeable future, subject to the outlook and indicated capital needs of Farmer Mac and the determination of the board of directors. Farmer Mac's ability to pay dividends on its common stock is subject to the payment of dividends on its outstanding preferred stock.  Farmer Mac's ability to declare and pay dividends could also be restricted if it were to fail to comply with applicable capital requirements.  See "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards." In addition, applicable FCA regulations require Farmer Mac to provide FCA with 15 days' advance notice of certain capital distributions.

Information about securities authorized for issuance under Farmer Mac's equity compensation plans appears under "Equity Compensation Plans" in Farmer Mac's definitive proxy statement to be filed on or about April 24, 2015.  That portion of the definitive proxy statement is incorporated by reference into this Annual Report on Form 10-K.

Farmer Mac is a federally chartered instrumentality of the United States, and its common stock is exempt from registration under Section 3(a)(2) of the Securities Act.  Two types of transactions related to Farmer Mac's common stock occurred during fourth quarter 2014 that were not registered under the Securities Act and not otherwise reported on a Current Report on Form 8-K:

•
On October 3, 2014, pursuant to Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 118 shares of its Class C non-voting common stock to the three directors who elected to receive such stock in lieu of a portion of their cash retainers.  The number of shares issued to the directors was calculated based on a price of $32.14 per share, which was the closing price of the Class C non-voting common stock on September 30, 2014, the last business day of the third quarter, as reported by the New York Stock Exchange.

•
On December 1, 2014, Farmer Mac granted stock appreciation rights related to 2,000 shares of Class C non-voting common stock under Farmer Mac's 2008 Omnibus Incentive Plan. Those stock appreciation rights were granted to one employee as incentive compensation, have an exercise price of $29.37 per share, and will "cliff" vest on November 30, 2017.

Performance Graph.  The following graph compares the performance of Farmer Mac's Class A voting common stock and Class C non-voting common stock with the performance of the New York Stock Exchange Composite Index (the "NYSE Comp") and the Standard & Poor's 500 Diversified Financials Index (the "S&P 500 Div Fin") over the period from December 31, 2009 to December 31, 2014.  The graph assumes that $100 was invested on December 31, 2009 in each of:  Farmer Mac's Class A voting common stock; Farmer Mac's Class C non-voting common stock; the NYSE Comp; and the S&P 500 Div Fin.  The graph also assumes that all dividends were reinvested into the same securities throughout the past five years.  Farmer Mac obtained the information contained in the performance graph from SNL Financial.

This performance graph shall not be deemed to be "soliciting material" or to be "filed" with the SEC, and this performance graph shall not be incorporated by reference into any of Farmer Mac's filings under the Securities Act or the Securities Exchange Act of 1934 and related regulations, or any other document, whether made before or after the date of this report and irrespective of any general incorporation language contained in a filing or document (except to the extent Farmer Mac specifically incorporates this section by reference into a filing or document).

(b)	Not applicable.

(c)	Farmer Mac did not repurchase any shares of its common stock during 2014, 2013, or 2012.

Item 6.	Selected Financial Data

The selected consolidated financial data presented below is summarized from Farmer Mac's consolidated balance sheet data as of December 31, 2014 and the five-year period then ended, as well as selected results of operations data for the five-year period then ended.  This data should be reviewed in conjunction with the audited consolidated financial statements and related notes and with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.

	As of December 31,
Summary of Financial Condition:	2014	2013	2012	2011	2010
	(dollars in thousands)
Cash and cash equivalents	$1,363,387	$749,313	$785,564	$817,046	$729,920
Investment securities	1,939,188	2,484,075	2,499,629	2,184,490	1,763,329
Farmer Mac Guaranteed Securities	5,453,901	5,091,600	4,766,258	4,289,272	2,907,264
USDA Securities	1,771,532	1,612,013	1,590,783	1,491,905	1,317,444
Loans, net	3,520,075	3,193,248	2,729,774	2,894,156	2,558,599
Total assets	14,287,821	13,361,780	12,622,201	11,883,508	9,479,914
Notes payable:
Due within one year	7,353,953	7,338,781	6,567,366	6,087,879	4,509,419
Due after one year	5,471,186	5,001,169	5,034,739	4,104,882	3,430,656
Total liabilities	13,505,992	12,787,311	12,029,239	11,328,975	9,001,037
Stockholders' equity	545,801	332,616	351,109	312,680	237,024
Non-controlling interest - preferred stock	236,028	241,853	241,853	241,853	241,853
Capital:
Statutory minimum capital requirement	$421,328	$398,531	$374,037	$348,649	$300,996
Core capital	766,296	590,671	518,993	475,163	460,602
Capital in excess of minimum capital requirement	344,968	192,140	144,956	126,514	159,606
Selected Financial Ratios:
Return on average assets (1)	0.28%	0.55%	0.36%	0.13%	0.28%
Return on average common equity (2)	12.43%	25.30%	16.00%	6.34%	13.88%
Average equity to assets (3)	3.18%	2.63%	2.71%	2.57%	2.77%
Average total equity to assets (4)	4.91%	4.49%	4.68%	4.84%	5.25%

(1)	Calculated as net income attributable to common stockholders divided by the simple average of beginning and ending total assets.

(2)	Calculated as net income attributable to common stockholders divided by the simple average of beginning and ending stockholders' equity, net of preferred stock, at redemption value.

(3)	Calculated as the simple average of beginning and ending stockholders' equity divided by the simple average of beginning and ending total assets.

(4)	Calculated as the simple average of beginning and ending stockholders' equity and non-controlling interest - preferred stock divided by the simple average of beginning and ending total assets.

	For the Year Ended December 31,
Summary of Operations:	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Interest Income:
Net interest income after provision for loan losses	$60,815	$98,603	$118,289	$120,695	$94,150
Non-interest income:
Guarantee and commitment fees	25,187	26,958	24,963	24,821	24,091
Gains/(losses) on financial derivatives, hedging activities and trading assets	16,983	30,945	(19,522)	(89,190)	(11,889)
(Losses)/gains on asset sales and debt repurchases	(238)	3,575	18	269	266
Gains on the sale of real estate owned	137	1,236	878	974	10
Lower of cost or fair value adjustment on loans held for sale	—	—	(5,943)	8,887	(8,748)
Other income	1,714	3,057	3,341	6,850	1,244
Non-interest income/(loss)	43,783	65,771	3,735	(47,389)	4,974
Non-interest expense	31,492	33,107	30,908	28,659	32,627
Income before income taxes	73,106	131,267	91,116	44,647	66,497
Income tax expense	2,824	33,752	22,156	5,797	13,797
Net income	70,282	97,515	68,960	38,850	52,700
Less: Net income attributable to non-controlling interest - preferred stock dividends	(22,192)	(22,187)	(22,187)	(22,187)	(20,707)
Preferred stock dividends	(9,839)	(3,495)	(2,879)	(2,879)	(4,129)
Loss on retirement of preferred stock	—	—	—	—	(5,784)
Net income attributable to common stockholders	$38,251	$71,833	$43,894	$13,784	$22,080
Allowance for Losses Activity:
(Release of)/provision for losses	$(3,166)	$448	$1,875	$(2,347)	$4,310
Net charge-offs/(recoveries)	41	4,004	2,501	252	(1,618)
Ending balance	10,127	13,334	16,890	17,516	20,115
Earnings Per Common Share and Dividends:
Basic earnings per common share	$3.50	$6.64	$4.19	$1.32	$2.16
Diluted earnings per common share	3.37	6.41	3.98	1.28	2.08
Common stock dividends per common share	0.56	0.48	0.40	0.20	0.20

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial information included in this report is consolidated to include the accounts of Farmer Mac and its three subsidiaries – Farmer Mac Mortgage Securities Corporation, Farmer Mac II LLC, and Contour Valuation Services, LLC. This discussion and analysis of financial condition and results of operations should be read together with Farmer Mac's consolidated financial statements and the related notes to the consolidated financial statements for the fiscal years ended December 31, 2014, 2013, and 2012.

Overview

Farmer Mac increased its outstanding business volume by 5 percent during 2014 to $14.6 billion as of December 31, 2014, including a net increase of $592.9 million during fourth quarter 2014. Farmer Mac maintained its high asset quality throughout 2014 and credit performance metrics improved from already favorable levels throughout the year, resulting in a decline in 90-day delinquencies to 0.35 percent of the Farm & Ranch portfolio at year end. Consistent with the trend over the past several years, Farmer Mac increased the quarterly dividend on its common stock for first quarter 2015, the fourth consecutive year of dividend increases, supported by Farmer Mac's earnings and capital position. As part of a capital structure initiative described below, Farmer Mac enhanced its Tier 1 capital position by issuing a total of $150.0 million of preferred stock during the first half of 2014. Farmer Mac II LLC intends to redeem all of the outstanding Farmer Mac II LLC Preferred Stock on March 30, 2015, the initial redemption date for those securities, which will trigger a redemption of all outstanding FALConS securities on the same day.

The cash management and liquidity initiative implemented during 2014 enabled Farmer Mac to be accepted as a counterparty to the Federal Reserve's reverse repurchase facility in January 2015 and also resulted in Farmer Mac recognizing $13.0 million in total tax benefits for the year. After netting the related incremental after-tax financing costs over the term of the initiative with the tax benefits recognized during the year, Farmer Mac's full-year, net economic benefit of the cash management and liquidity initiative was $11.4 million in 2014. For more information about the cash management and liquidity initiative and its effect on interest expense, realized trading gains, and tax benefits, see "—Cash Management and Liquidity Initiative."

Net Income and Core Earnings

Farmer Mac's net income attributable to common stockholders for 2014 was $38.3 million, compared to $71.8 million and $43.9 million, respectively, for 2013 and 2012. The decrease compared to the previous years was mostly attributable to the effects of unrealized fair value changes on financial derivatives and hedged assets, which was a $6.5 million after-tax loss in 2014, compared to a $29.4 million after-tax gain in 2013, and a $4.3 million after-tax gain in 2012. Also contributing to the decrease in 2014 compared to 2013 and 2012 was an increase in preferred stock dividend payments of $6.3 million. The higher preferred stock dividend payments related to the issuances of Series B Preferred Stock during first quarter 2014 and the issuance of Series C Preferred Stock during second quarter 2014, which were issued as part of Farmer Mac's capital structure initiative in advance of the time they were needed to fund the redemption of Farmer Mac II LLC Preferred Stock in March 2015. The decrease was offset in part by the decrease in income tax expense that was primarily attributable to an increase in the recognition of tax benefits from applying capital loss carryforwards to capital gains, which primarily resulted from the cash management and liquidity initiative in 2014 and the recognition of other capital gains within the investment portfolio. The total tax benefit was $13.5 million in 2014 compared to $2.7 million in 2013.

Farmer Mac's non-GAAP core earnings for 2014 were $53.0 million, compared to $54.9 million in 2013 and $49.6 million in 2012. The following table provides a reconciliation of GAAP net income attributable to common stockholders to core earnings. The table also includes an additional presentation that excludes from core earnings the effects of two short-term initiatives implemented in 2014: (1) the cash management and liquidity initiative; and (2) a capital structure initiative under which Farmer Mac reduced its risk by taking advantage of favorable market conditions to issue preferred stock in advance of the time it was needed to fund the planned March 30, 2015 redemption of all outstanding Farmer Mac II LLC Preferred Stock (presented as "Non-controlling interest - preferred stock" within equity on Farmer Mac's consolidated balance sheets). When removing the effects of these two initiatives from core earnings, the resulting amount for 2014 was $47.9 million, compared to $54.9 million in 2013 and $49.6 million in 2012. For more information about the composition of core earnings and core earnings excluding indicated items, see "—Results of Operations."

Table 1

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings and Core Earnings Excluding Indicated Items
	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net income attributable to common stockholders	$38,251	$71,833	$43,894
Less the after-tax effects of:
Unrealized (losses)/gains on financial derivatives and hedging activities	(6,480)	29,368	4,325
Gains/(losses) on trading assets	1,038	(533)	200
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(9,457)	(12,467)	(7,266)
Net effects of settlements on agency forward contracts	103	573	856
Lower of cost or fair value adjustment on loans held for sale	—	—	(3,863)
Sub-total	(14,796)	16,941	(5,748)
Core earnings	$53,047	$54,892	$49,642

Less the after-tax effects of:
Cash Management and Liquidity Initiative:
Realized gains on securities sold, not yet purchased	24,070	—	—
Interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased	(25,595)	—	—
Tax benefits related to cash management and liquidity initiative	12,961	—	—
Sub-total	11,436	—	—
Capital Structure Initiative:
Net increase in preferred dividends due to pre-funding of preferred stock issuances in advance of calling Farmer Mac II LLC Preferred Stock (1)	(6,318)	—	—
Core earnings excluding indicated items	$47,929	$54,892	$49,642

(1)
Amounts for 2014 reflect the changes from Farmer Mac's capital structure as of December 31, 2013, which consisted of $60.0 million of Series A Preferred Stock and $250.0 million of Farmer Mac II LLC Preferred Stock, in addition to common stock, additional paid-in capital, accumulated other comprehensive income, and retained earnings. The capital structure effects of pre-funding include issuances of $75.0 million of Series B Preferred Stock on March 25, 2014 and $75.0 million of Series C Preferred Stock on June 20, 2014 and the purchase of $6.0 million of FALConS from certain holders on May 14, 2014.

The table below analyzes the performance of Farmer Mac's underlying business apart from the effects of the two initiatives.

Table 2

Year to Year Changes in Core Earnings Excluding Indicated Items
	Changes from 2013 to 2014	Changes from 2012 to 2013
	(in thousands)
Previous respective year's core earnings excluding indicated items	$54,892	$49,642
Changes in after-tax effects of:
Net effective spread	(1,333)	(849)
Net credit related income (1)	1,838	972
Guarantee and commitment fees	(422)	845
Gains on sale of available-for-sale investment securities and gains on repurchase of debt	(2,479)	2,312
Operating expenses	(1,191)	543
Other tax benefits	(2,112)	2,698
Other components (2)	(1,264)	(1,271)
Sub-total	(6,963)	5,250
Core earnings excluding indicated items for the years ended December 31, 2014 and 2013	$47,929	$54,892

(1)
The change in net credit related income was primarily attributable to the after-tax difference between the net release from/provision for the allowance for losses, which was a $2.1 million after-tax release in 2014, $0.3 million after-tax provision in 2013, and $1.2 million after-tax provision in 2012.

(2)	Represents other income, hedging costs, and other miscellaneous items.

The decrease in core earnings excluding indicated items in 2014 relative to 2013 was due in large part to several unique items that decreased net effective spread, gains on available-for-sale investment securities and gains on repurchase of debt, and other tax benefits, as well as an increase in operating expenses. The decrease in gains on sale of available-for-sale investment securities and gains on repurchase of debt was a result of a $2.0 million after-tax gain from the sale of a single investment security in 2013 on which Farmer Mac also realized tax benefits of $1.1 million, as well as a $1.0 million after-tax gain from the repurchase of debt, neither of which recurred in 2014. The reduction in other tax benefits was a result of a $2.1 million recognition of tax benefits from applying capital loss carryforwards to capital gains recognized on investment securities in 2013, compared to $0.9 million of similar tax benefits in 2014. The increase in operating expenses in 2014 compared to 2013 was primarily attributable to an increase in compensation expense and other costs related to corporate initiatives. For additional information on year-to-year changes in core earnings and core earnings excluding indicated items, see "—Results of Operations."

Farmer Mac's net effective spread was $103.2 million (83 basis points) in 2014, compared to $105.3 million (86 basis points) in 2013 and $106.6 million (95 basis points) in 2012. The decrease in net effective spread in 2014 compared to 2013 and 2012 is primarily attributable to the loss of $2.1 million in preferred dividend income (2 basis points) resulting from the October 2014 redemption of CoBank preferred stock. The reduction in net effective spread in 2014 and 2013 compared to 2012 was attributable to the effects of double financing of certain assets and repayments of existing investment securities and Farm & Ranch loans with higher spreads relative to the new securities and loans added throughout 2013 and 2014. The double financing resulted from the early recasting of certain rural utilities loans and the early refinancing of maturing AgVantage securities during first quarter 2014 and fourth quarter 2013, which led to a $1.3 million decrease (1 basis point) in net effective spread in 2014 and a $0.7 million decrease (1 basis point) in 2013. The original funding for those recast and refinanced assets matured at the end of first quarter 2014. In the absence of the redemption of the CoBank preferred stock and the impact of the double financing, net effective spread in 2014 would have increased relative to 2013 as Farmer Mac increased its spreads on certain Farm & Ranch loan products in second quarter 2014 and also benefited from a decrease in the amount of unscheduled prepayments on the loans in its portfolio and the fact that new loans purchased in 2014 generally earned higher spreads than the spreads on the loans that did prepay during the year.

Business Volume

Farmer Mac added $2.8 billion of new business volume during 2014. The new business volume included purchases of AgVantage securities of $1.3 billion, Farm & Ranch loan purchases of $697.8 million, Farm & Ranch LTSPCs of $369.9 million, and USDA Securities purchases of $335.4 million. Taking into account maturities and paydowns on existing assets, Farmer Mac's outstanding business volume was $14.6 billion as of December 31, 2014, an increase of $647.4 million from December 31, 2013 and an increase of $1.6 billion compared to December 31, 2012.

Capital

As of December 31, 2014, Farmer Mac's core capital level was $766.3 million, $345.0 million above the minimum capital level required by Farmer Mac's charter.  As of December 31, 2013, Farmer Mac's core capital level was $590.7 million, which was $192.2 million above the minimum capital requirement. Farmer Mac enhanced its Tier 1 capital position through issuances of the Series B Preferred Stock and the Series C Preferred Stock during the first half of 2014 and also increased its retained earnings in 2014. Based on this strengthened capital position and consistent with Farmer Mac's recapitalization plans, Farmer Mac intends to use the proceeds of the recent preferred stock offerings and cash on hand for Farmer Mac II LLC to redeem all of the outstanding Farmer Mac II LLC Preferred Stock on March 30, 2015, the initial redemption date for those securities, which will trigger a redemption of all outstanding FALConS on the same day. Farmer Mac does not currently anticipate that any further issuance of preferred stock will be needed to fund the planned redemption of the Farmer Mac II LLC Preferred Stock, which does not constitute a Tier 1 capital-eligible security.

Credit Quality

Farmer Mac continues to maintain very favorable credit metrics. During 2014, Farmer Mac reduced its allowance for losses by $3.2 million, primarily due to the continued decline in the balance of its ethanol portfolio resulting from loan maturities and prepayments, as well as a general improvement in the quality of the ethanol loans remaining in Farmer Mac's portfolio. As of December 31, 2014, Farmer Mac's 90-day delinquencies were $18.9 million (0.35 percent of the Farm & Ranch portfolio), down from $28.3 million (0.55 percent of the Farm & Ranch portfolio) as of December 31, 2013, and $33.3 million (0.70 percent of the Farm & Ranch portfolio) as of December 31, 2012.

Critical Accounting Policies and Estimates

The preparation of Farmer Mac's consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented.  Actual results could differ from those estimates.  The critical accounting policies that are both important to the portrayal of Farmer Mac's financial condition and results of operations and require complex, subjective judgments are the accounting policies for the allowance for losses and fair value measurement.

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

General Allowance for Losses

Farm & Ranch

Farmer Mac's methodology for determining its general allowance for losses incorporates Farmer Mac's automated loan classification system.  That system scores loans based on criteria such as historical repayment performance, indicators of current financial condition, loan seasoning, loan size, and loan-to-value ratio.  For purposes of the loss allowance methodology, the loans in Farmer Mac's portfolio of loans and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs have been scored and classified for each calendar quarter since first quarter 2000.  The allowance methodology captures the migration of loan scores across concurrent and overlapping three-year time horizons and calculates loss rates separately within each loan classification for (1) loans held for investment and (2) loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs.  The calculated loss rates are applied to the current classification distribution of unimpaired loans in Farmer Mac's portfolio to estimate probable losses, based on the assumption that the historical credit losses and trends used to calculate loss rates will continue in the future.  Management evaluates this assumption by taking into consideration various factors, including:

•	economic conditions;

•	geographic and agricultural commodity/product concentrations in the portfolio;

•	the credit profile of the portfolio;

•	delinquency trends of the portfolio;

•	historical charge-off and recovery activities of the portfolio; and

•	other factors to capture current portfolio trends and characteristics that differ from historical experience.

Management believes that this methodology produces a reasonable estimate of probable losses, as of the balance sheet date, for all loans included in the Farm & Ranch line of business, including loans held for investment and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs.

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

Farmer Mac uses a risk-based approach in determining the necessity of obtaining updated appraisals on impaired loans. For example, larger exposures associated with highly improved and specialized collateral will generally receive updated appraisals once the loans are identified as impaired. In addition, updated appraisals are always obtained during the foreclosure process.  Depending on the risk factors associated with the loan and underlying collateral, which can vary widely depending on the circumstances of the loan and collateral, this can occur early in the foreclosure process, while in other instances this may occur just prior to the transfer of title.  As part of its routine credit review process, Farmer Mac often will exercise judgment in discounting an appraised value due to local real estate trends or the condition of the property (e.g., following an inspection by Farmer Mac or the servicer).  In addition, a property's appraised value may be discounted based on the market's reaction to Farmer Mac's asking price for sale of the property.

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

As of December 31, 2014, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $5.5 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 38 percent of total assets and 73 percent of financial instruments measured at fair value as of December 31, 2014.

Assets underlying (or, in the case of USDA Securities, consisting of) these financial instruments measured as level 3 primarily include the following:

Type of Financial Instrument	Underlying Assets
AgVantage Securities	General obligations of various issuers that are secured by agricultural real estate loans or rural utilities loans eligible under the Farm & Ranch or Rural Utilities lines of business, as applicable.

Farmer Mac Guaranteed USDA Securities	Portions of loans guaranteed by the USDA pursuant to the Consolidated Farm Rural Development Act.

USDA Securities	Portions of loans guaranteed by the USDA pursuant to the Consolidated Farm Rural Development Act.

Auction-rate certificates ("ARCs")	Guaranteed student loans that are backed by the full faith and credit of the United States.

See Note 13 to the consolidated financial statements for more information about fair value measurement.

Cash Management and Liquidity Initiative

Farmer Mac implemented a cash management and liquidity initiative in second quarter 2014 to diversify its short term investment alternatives and position itself for eligibility to participate in the fixed-rate, full-allotment overnight reverse repurchase facility (the “RRP Facility”) of the Federal Reserve Bank of New York. Effective January 16, 2015, the Federal Reserve Bank of New York accepted Farmer Mac as a counterparty in the RRP Facility. Approved participants in the RRP Facility are eligible to make short-term loans to the Federal Reserve secured by U.S. Treasury securities by entering into repurchase ("repo") transactions with the Federal Reserve’s trading desk. Farmer Mac believes that participation in the RRP Facility will provide Farmer Mac with key benefits, including:

•
diversifying Farmer Mac’s short-term investment alternatives by providing a cost-effective alternative to other sources of short-term investments that can be used in significant size and that is likely to be available even in times of stress in the financial markets; and

•	reducing Farmer Mac’s counterparty risk compared to the typical commercial counterparty risk inherent in similar transactions with non-governmental entities.

This initiative involved establishing a significant term repo investment, as well as an associated financing liability of securities sold, not yet purchased. As of December 31, 2014, Farmer Mac had closed these term repo asset and related financing liability positions. For 2014, Farmer Mac incurred a total of $39.4 million in interest expense related to the financing costs of this initiative and realized $37.0 million of gains from the securities sold, not yet purchased. The initiative produced a $13.0 million tax benefit as of December 31, 2014 from capital loss carryforwards that previously had a full valuation allowance against them, which was recorded as a reduction to income tax expense in 2014. Farmer Mac's full-year, net economic benefit of the cash management and liquidity initiative was $11.4 million in 2014, after netting the related incremental after-tax net financing costs over the term of the initiative with the tax benefit recognized in 2014. The interest expense, realized fair value changes, and the tax benefits of this initiative are included as part of core earnings, just as the investment portfolio losses that generated the related capital loss carryforwards were included in core earnings when the losses occurred in 2008 and 2009. The interest expense is excluded from net effective spread because the associated benefit is not similarly recorded in net effective spread, but rather through tax benefits.

The reasons why Farmer Mac implemented the cash management and liquidity initiative to diversify its short term investment alternatives and position itself for eligibility to participate in the RRP Facility relate to the nature of Farmer Mac's liquidity investment portfolio and Farmer Mac's outlook for its future investments in money market funds. Farmer Mac typically maintains significant balances of cash and cash equivalents and historically has invested in government and prime money market funds as a way to hold portions of its cash equivalents in a cost-effective manner that would reduce the financing expense of its short-term investments. After considering the reform of money market fund regulations for several years, the SEC approved amendments to money market fund regulations in July 2014 that were substantially similar to those proposed in June 2013. Specifically, these new rules will require institutional prime money market funds to mark their shares to fair value each day and operate with a floating net asset value (NAV) and non-government money market funds to adopt liquidity fees and temporary suspensions of redemptions, known as “gates,” to reduce redemptions in times of stress in the financial markets. As a result of the SEC's 2013 proposal and subsequent adoption of the amendments to money market fund regulations, Farmer Mac determined that institutional prime money market funds and certain non-government money market funds would no longer be one of its best short-term investment alternatives and, as a result, is continuing to seek to diversify its short-term investment alternatives, recognizing that a floating NAV could raise significant operational implications related to the potential daily fluctuation in value and that the imposition of the proposed liquidity fees and gates could adversely affect liquidity at the time it was most needed. In particular, Farmer Mac expects that direct investments in repos, a form of collateralized lending, will be a central and growing component of its strategy for investing in short-term liquid assets. Repos are generally considered one of the safest and most liquid investment products, which is why they are categorized as a “Level 1” instrument for purposes of Farmer Mac’s liquidity regulations.

In consideration of the expected future importance to Farmer Mac of repo transactions, particularly if short-term interest rates increase, Farmer Mac enhanced its repo investment capabilities and the associated infrastructure during late 2013 and early 2014. Starting in second quarter 2014, Farmer Mac significantly increased the size of its repo investment activity as part of the cash management and liquidity initiative designed to better position Farmer Mac to apply for acceptance to participate in the RRP Facility. Farmer Mac submitted its application for the RRP Facility in November 2014 and was accepted as a counterparty in January 2015.

Segment Reporting

After an evaluation of Farmer Mac's overall portfolio of product offerings and reportable segments in accordance with applicable accounting guidance, Farmer Mac's management determined that Farmer Mac's operations consist of four reportable operating segments effective January 1, 2014 – Farm & Ranch, USDA Guarantees, Rural Utilities, and Institutional Credit. All prior period information has been recast to reflect the breakout of the Institutional Credit segment from both the Farm & Ranch and Rural Utilities segments. For more information on Farmer Mac's reportable business segments, see Note 14 to the consolidated financial statements.

Results of Operations

Farmer Mac's net income attributable to common stockholders for 2014 was $38.3 million, or $3.37 per diluted common share, compared to $71.8 million, or $6.41 per diluted common share, for 2013 and $43.9 million, or $3.98 per diluted common share, for 2012. Farmer Mac's non-GAAP core earnings for 2014 were $53.0 million, or $4.67 per diluted common share, compared to $54.9 million, or $4.90 per diluted common share, for 2013 and $49.6 million, or $4.51 per diluted common share, for 2012. Farmer Mac's non-GAAP core earnings excluding items related to the cash management and liquidity initiative and the capital structure initiative in 2014 were $47.9 million, or $4.22 per diluted common share.

Farmer Mac uses core earnings to measure corporate economic performance and develop financial plans because, in management's view, core earnings is a useful alternative measure in understanding Farmer Mac's economic performance, transaction economics, and business trends. Core earnings principally differs from net income attributable to common stockholders by excluding the effects of fair value accounting guidance, which are not expected to have a cumulative net impact on financial condition or results of operations reported in accordance with GAAP if the related financial instruments are held to maturity, as is generally expected. Core earnings also differs from net income attributable to common stockholders by excluding specified infrequent or unusual transactions that Farmer Mac believes are not indicative of future operating results and that may not reflect the trends and economic financial performance of Farmer Mac's core business. Although the interest expense, realized gains, and tax benefits for 2014 related to the cash management and liquidity initiative are not expected to significantly affect Farmer Mac's earnings beyond 2014, these items are included as part of core earnings because they reflect Farmer Mac's economic financial performance and significantly contribute to cash profitability and retained earnings while the initiative is in effect. The inclusion of the effects of the cash management and liquidity initiative in core earnings is also consistent with the inclusion in core earnings of the investment portfolio losses recognized in 2008 and 2009 that generated the capital loss carryforwards related to the tax benefits recognized in 2014.

In management's view, core earnings excluding items related to the cash management and liquidity initiative and the capital structure initiative is another useful alternative measure in understanding Farmer Mac's profitability because the measure excludes these short-term initiatives that are not expected to significantly affect Farmer Mac's financial performance beyond 2014. Farmer Mac believes that this alternative measure facilitates useful comparisons of financial performance between 2014 and to prior years when these initiatives were not in effect and therefore had no effect on Farmer Mac's financial performance. Core earnings excluding the indicated items principally differs from net income attributable to common stockholders by excluding the items discussed above that are also excluded from core earnings (primarily the effects of fair value accounting guidance and specified transactions that may not reflect Farmer Mac's economic financial performance) and then also excluding the effects of the cash management and liquidity initiative and the capital structure initiative.

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

Table 3

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$38,251	$71,833	$43,894
Less the after-tax effects of:
Unrealized (losses)/gains on financial derivatives and hedging activities	(6,480)	29,368	4,325
Gains/(losses) on trading assets (1)	1,038	(533)	200
Amortization of premiums and deferred gains on assets consolidated at fair value (2)	(9,457)	(12,467)	(7,266)
Net effect of settlements on agency forward contracts	103	573	856
Lower of cost or fair value adjustment on loans held for sale	—	—	(3,863)
Sub-total	(14,796)	16,941	(5,748)
Core earnings	$53,047	$54,892	$49,642

Composition of Core Earnings:
Revenues:
Net effective spread	$103,200	$105,251	106,557
Guarantee and commitment fees	27,273	27,922	26,622
Other (3)	(4,216)	3,421	501
Total revenues	126,257	136,594	133,680

Credit related expenses:
(Release of)/provision for losses	(3,166)	448	1,875
REO operating expenses	110	423	134
Gains on sale of REO	(137)	(1,236)	(878)
Total credit related income	(3,193)	(365)	1,131

Operating expenses:
Compensation and employee benefits	19,009	17,817	19,186
General and administrative	12,197	11,563	11,123
Regulatory fees	2,381	2,375	2,281
Total operating expenses	33,587	31,755	32,590

Net earnings	95,863	105,204	99,959
Income tax expense (4)	10,785	24,630	25,251
Non-controlling interest	22,192	22,187	22,187
Preferred stock dividends	9,839	3,495	2,879
Core earnings	$53,047	$54,892	$49,642

Core earnings per share:
Basic	$4.86	$5.07	$4.74
Diluted	4.67	4.90	4.51
Weighted-average shares:
Basic	10,914	10,816	10,479
Diluted	11,360	11,209	11,019

(1)	Excludes realized gains related to securities sold, not yet purchased of $37.0 million during 2014.

(2)
Includes $7.5 million and $10.3 million related to the acceleration of premium amortization in 2014 and 2013, respectively, due to significant refinancing activity in the Rural Utilities line of business. Includes $4.0 million related to the acceleration of premium amortization in 2012 due to significant refinancing activity and prepayments in the USDA Guarantees and Rural Utilities lines of business.

(3)
Includes $39.4 million of interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased and $37.0 million of realized gains on securities sold, not yet purchased during 2014. Includes $3.1 million of realized gains from the sale of an available-for-sale investment security during 2013.

(4)
Includes the reduction of $13.0 million of tax valuation allowance against capital loss carryforwards related to capital gains on securities sold, not yet purchased during 2014, a reduction in tax valuation allowance of $0.9 million and $2.1 million associated with certain gains on investment portfolio assets during 2014 and 2013, respectively, and the reduction of $1.1 million of tax valuation allowance against capital loss carryforwards related to realized gains from the sale of an available-for-sale investment security during 2013.

For 2014, the aggregate effect of the cash management and liquidity initiative was after-tax expense of $25.6 million and after-tax income, including a tax benefit, of $37.0 million, respectively, and the effect of the capital structure initiative was additional after-tax expense of $6.3 million. For additional information regarding the components and changes in core earnings and core earnings excluding indicated items, see "—Overview."

The following sections provide more detail regarding specific components of Farmer Mac's results of operations.

Net Interest Income.  Net interest income was $59.9 million for 2014, $98.1 million for 2013, and $122.0 million for 2012. The decrease in net interest income in 2014 compared to 2013 was primarily attributable to interest expense of $39.4 million associated with securities purchased under agreements to resell and securities sold, not yet purchased (related to Farmer Mac's cash management and liquidity initiative described under "—Cash Management and Liquidity Initiative") and the loss of $2.1 million of preferred dividends due to the October 2014 redemption of the CoBank preferred stock. Included in net interest income for 2014 and 2013 was the acceleration of amortization of $11.6 million and $15.9 million, respectively, in premiums associated with certain Rural Utilities loans that were recast into other loan products in first quarter 2014 and fourth quarter 2013. The decrease in net interest income in 2013 compared to 2012 was primarily attributable to lower net effective spread that resulted from repayments of Farm & Ranch loans that had higher spreads than new loan purchases and the acceleration of amortization of $15.9 million in premiums associated with certain Rural Utilities loans that were recast into other loan products in fourth quarter 2013. In addition, reduced interest income on Farmer Mac Guaranteed Securities resulting from the designation of certain interest rate swaps in fair value hedge relationships during third quarter 2012 for which the interest settlements are recorded in margin, reduced net interest income in 2013. The interest rate swaps are used to hedge against the risk of changes in fair values of certain AgVantage securities due to changes in the designated benchmark interest rate (e.g., LIBOR). The accrual of the contractual amounts due on these interest rate swaps is included as an adjustment to the yield of the hedged items and is reported in interest income for 2013, but only for the second half of 2012, when the related hedge designation became effective. The overall net interest yield was 44 basis points for 2014 (86 basis points excluding the acceleration of amortization of premiums associated with recasting certain Rural Utilities loans and the interest expense associated with securities purchased under agreements to resell and securities sold, not yet purchased), compared to 79 basis points for 2013 (92 basis points excluding the acceleration of amortization of premiums associated with recasting certain Rural Utilities loans), and 105 basis points for 2012.
The following table provides information regarding interest-earning assets and funding for the years ended December 31, 2014, 2013, and 2012.  The average balance of non-accruing loans is included in the average balance of loans, Farmer Mac Guaranteed Securities, and USDA Securities presented, though the related income is accounted for on a cash basis.  Therefore, as the average balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly.  The average balance of loans in consolidated trusts with beneficial interests owned by third parties is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities.  The interest income and expense associated with these trusts are shown in the net effect of consolidated trusts.  The lower average rate earned on cash and investments reflects a higher average balance due to positions in securities purchased under agreements to resell (repos) entered into beginning in second quarter 2014 as part of Farmer Mac's cash management and liquidity initiative, re-investing higher yielding investment securities which matured or were called during 2014 into lower yielding assets, and slightly lower short-term market rates during 2014 compared to 2013 and 2012.  The lower average rate on loans, Farmer Mac Guaranteed Securities, and USDA Securities during 2014 is due to the decline in market rates reflected in the rates on loans and AgVantage securities acquired, reset, or refinanced during the past year and the acceleration of amortization in premiums associated with certain Rural Utilities loans. The lower average rate on notes payable within one year is consistent with general trends in average short-term rates during the period presented.  The downward trend in the average rate on notes payable due after one year reflects the retirement of older debt and the issuance of new debt at lower market rates. The upward trend in other interest-bearing liabilities represents positions in securities sold, not yet purchased entered into beginning in second quarter 2014. Securities sold, not yet purchased consist of high coupon fixed rate U.S. Treasury securities. For more information about Farmer Mac's cash management and liquidity initiative and securities purchased under agreements to resell and securities sold, not yet purchased, see "—Cash Management and Liquidity Initiative."

Table 4

	For the Year Ended
	December 31, 2014			December 31, 2013			December 31, 2012
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments (1)	$3,659,527	$17,269	0.47%	$2,897,795	$21,940	0.76%	$3,020,264	$24,729	0.82%
Loans, Farmer Mac Guaranteed Securities and USDA Securities (2)	9,729,840	199,367	2.05%	9,302,145	205,556	2.21%	8,225,582	221,949	2.70%
Total interest-earning assets	13,389,367	216,636	1.62%	12,199,940	227,496	1.86%	11,245,846	246,678	2.19%
Funding:
Notes payable due within one year	4,592,329	6,995	0.15%	4,532,662	7,939	0.18%	5,266,520	9,707	0.18%
Notes payable due after one year (3)	7,230,908	112,866	1.56%	7,140,897	122,399	1.71%	5,516,953	116,649	2.11%
Other interest-bearing liabilities (4)	909,261	39,007	4.29%	—	—	—%	—	—	—%
Total interest-bearing liabilities (5)	12,732,498	158,868	1.25%	11,673,559	130,338	1.12%	10,783,473	126,356	1.17%
Net non-interest-bearing funding	656,869	—		526,381	—		462,373	—
Total funding	13,389,367	158,868	1.19%	12,199,940	130,338	1.07%	11,245,846	126,356	1.12%
Net interest income/yield prior to consolidation of certain trusts	13,389,367	57,768	0.43%	12,199,940	97,158	0.80%	11,245,846	120,322	1.07%
Net effect of consolidated trusts (6)	358,017	2,086	0.58%	167,227	964	0.58%	392,046	1,658	0.42%
Adjusted net interest income/yield	$13,747,384	$59,854	0.44%	$12,367,167	$98,122	0.79%	$11,637,892	$121,980	1.05%

(1)
Average balance includes $906.4 million of securities purchased under agreements to resell in 2014. Includes $0.4 million of interest expense related to securities purchased under agreements to resell in 2014.

(2)
Includes $11.6 million and $15.9 million, respectively, related to the acceleration of premium amortization in first quarter 2014 and fourth quarter 2013 due to significant refinancing activity in the Rural Utilities line of business. Excludes interest income of $13.9 million, $7.9 million, and $18.0 million in 2014, 2013, and 2012 respectively, related to consolidated trusts with beneficial interests owned by third parties.

(3)	Includes current portion of long-term notes.

(4)	Represents securities sold, not yet purchased.

(5)	Excludes interest expense of $11.8 million, $6.9 million, and $16.3 million in 2014, 2013, and 2012, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(6)	Includes the effect of consolidated trusts with beneficial interests owned by third parties.

The following table sets forth information regarding changes in the components of Farmer Mac's net interest income for the periods indicated.  For each category, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume).  Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size.  The decreases in income due to changes in rate reflect the reset of variable rate investments and adjustable rate mortgages to lower rates, positions in securities purchased under agreements to resell with a slightly negative rate of return, the acceleration of premium amortization in first quarter 2014 and fourth quarter 2013 due to significant refinancing activity in the Rural Utilities line of business, and the acquisition of new lower-yielding investments, loans, Farmer Mac Guaranteed Securities, and USDA Securities, as described above.  The increase in expense due to changes in rate reflects the interest expense associated with high coupon U.S. Treasury securities sold, but not yet purchased, partially offset by decreased cost of funding due to lower interest rates in the debt markets. The increases due to changes in volume reflect the increase in on-balance sheet assets during 2014 compared to 2013.

Table 5

	2014 vs 2013			2013 vs 2012
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments (1)	$(9,544)	$4,873	$(4,671)	$(1,814)	$(975)	$(2,789)
Loans, Farmer Mac Guaranteed Securities and USDA Securities (2)	(15,374)	9,185	(6,189)	(43,235)	26,842	(16,393)
Total	(24,918)	14,058	(10,860)	(45,049)	25,867	(19,182)
Expense from other interest-bearing liabilities (3)	16,101	12,429	28,530	(6,135)	10,117	3,982
Change in net interest income prior to consolidation of certain trusts (4)	$(41,019)	$1,629	$(39,390)	$(38,914)	$15,750	$(23,164)

(1)	Includes $0.4 million of interest expense and an average balance of $906.4 million related to securities purchased under agreements to resell in 2014.

(2)
Includes $11.6 million and $15.9 million, respectively, related to the acceleration of premium amortization in first quarter 2014 and fourth quarter 2013 due to significant refinancing activity in the Rural Utilities line of business.

(3)	Includes $39.0 million of interest expense and an average balance of $909.3 million related to securities sold, not yet purchased in 2014.

(4)	Excludes the effect of debt in consolidated trusts with beneficial interests owned by third parties.

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

Farmer Mac's net interest income and net interest yield include net yield adjustments related to the amortization of premiums and discounts on assets consolidated at fair value. These premiums and discounts are amortized as adjustments to yield in interest income over the contractual or estimated remaining lives of the underlying assets. Farmer Mac excludes these amounts from net effective spread because they either do not reflect actual cash premiums paid for the assets at acquisition or are not expected to have an economic effect on Farmer Mac's financial performance if the assets are held to maturity, as is generally expected. Farmer Mac's net interest income also includes interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased. Farmer Mac excludes these amounts from net effective spread because their associated benefits are not similarly recorded in net interest income, but rather through tax benefits.

Prior to 2013, Farmer Mac excluded yield maintenance payments received upon the payoff of certain borrowers' loans from its calculation of net effective spread. These payments were excluded because the timing and size of the payments vary greatly and the variations in these payments are not necessarily indicative of positive or negative trends in Farmer Mac's financial results. However, beginning in 2013 Farmer Mac no longer excludes these yield maintenance payments from its calculation of net effective spread because Farmer Mac generally reinvests these yield maintenance payments, along with the prepaid balance of the underlying loans, in other interest-earning assets. Yield maintenance payments were immaterial to Farmer Mac's net effective spread for 2014 and 2013.

The following table presents the net effective spread between Farmer Mac's interest-earning assets and its net funding costs.  This spread is measured by including income or expense related to undesignated financial derivatives (the income or expense related to financial derivatives designated in hedging relationships is already included in net interest income) and excluding the amortization of premiums and discounts on assets consolidated at fair value and the interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased. Farmer Mac's net effective spread was $103.2 million for 2014, compared to $105.3 million and $106.6 million, respectively, for 2013 and 2012. In percentage terms, net effective spread for 2014 was 0.83 percent, compared to 0.86 percent and 0.95 percent, respectively, for 2013 and 2012. The decrease in net effective spread in 2014 compared to 2013 and 2012 is primarily attributable to the loss of $2.1 million in preferred dividend income resulting from the October 2014 redemption of CoBank preferred stock (2 basis points). Also contributing to the decrease in 2014 compared to 2013 was a $2.2 million decrease in interest income received from non-accruing Farm & Ranch loans. Additionally, net effective spread in 2014 and 2013 decreased compared to 2012 in part due to the $1.3 million impact in 2014 and $0.7 million impact in 2013 of double financing related to the recasting of certain rural utilities loans into longer-term loans and the early refinancing of AgVantage securities in first quarter 2014 (1 basis point impact to 2014) and fourth quarter 2013 (1 basis point impact to 2013). The original funding for those refinanced and recast assets remained in place through the end of first quarter 2014. The decrease in net effective spread compared to 2012 was also due to repayments of existing investment securities and Farm & Ranch loans with higher spreads relative to the new securities and loans added throughout 2013 and 2014. See Note 14 to the consolidated financial statements for more information regarding net effective spread from Farmer Mac's individual business segments. Additionally, see "—Supplemental Information" for quarterly net effective spread by line of business.

Table 6

	For the Year Ended December 31,
	2014		2013		2012
	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income/yield prior to consolidation of certain trusts (1)(2)	$57,768	0.46%	$97,158	0.80%	$120,322	1.07%
Expense related to undesignated financial derivatives	(9,425)	(0.07)%	(12,325)	(0.10)%	(25,596)	(0.23)%
Yield maintenance fees	—	—%	—	—%	(1,187)	(0.01)%
Amortization of premiums on assets consolidated at fair value (2)	15,482	0.12%	20,418	0.16%	13,018	0.12%
Interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased	39,375	0.32%	—	—%	—	—%
Net effective spread	$103,200	0.83%	$105,251	0.86%	$106,557	0.95%

(1)	For 2014, net interest yield is adjusted to remove the average balance of $0.9 billion related to securities purchased under agreements to resell.

(2)
Includes $11.6 million and $15.9 million, respectively, related to the acceleration of premium amortization in first quarter 2014 and fourth quarter 2013 due to significant refinancing activity in the Rural Utilities line of business.

Release of and Provision for Allowance for Loan Losses and Reserve for Losses.

The following is a summary of the changes in the allowance for loan losses and the reserve for losses for each year in the three-year period ended December 31, 2014:

Table 7

	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Balance as of January 1, 2012	$10,161	$7,355	$17,516
Provision for/(release of) losses	3,691	(1,816)	1,875
Charge-offs	(2,501)	—	(2,501)
Balance as of December 31, 2012	$11,351	$5,539	$16,890
(Release of)/provision for losses	(481)	929	448
Charge-offs	(4,004)	—	(4,004)
Balance as of December 31, 2013	$6,866	$6,468	$13,334
Release of losses	(961)	(2,205)	(3,166)
Charge-offs	(86)	—	(86)
Recoveries	45	—	45
Balance as of December 31, 2014	$5,864	$4,263	$10,127

The net releases of the allowance for loan losses recorded during 2014 were primarily related to a decrease in the general allowance for loan losses due to substantial paydowns of on-balance sheet ethanol loans, as well as a general improvement in the quality of the ethanol loans remaining in the portfolio. The net releases of the allowance for losses recorded during 2013 were primarily related to a decrease in the general allowance for loan losses due to improved credit quality in the on-balance sheet Farm & Ranch portfolio. The charge-offs recorded in 2013 included a $3.6 million charge-off related to one ethanol loan that was foreclosed during first quarter 2013 and for which Farmer Mac recorded a gain on sale of $1.1 million upon sale of the REO property in second quarter 2013. The provisions for the allowance for loan losses recorded during 2012 resulted primarily from a specific allowance of $3.2 million from the purchase of one defaulted ethanol loan under the terms of an LTSPC agreement during fourth quarter 2012. Prior to purchasing that defaulted ethanol loan, there was a specific allowance in the reserve for losses in the amount of $3.2 million related to that individual loan. As of December 31, 2014, Farmer Mac's total allowance for loan losses was $5.9 million, compared to $6.9 million as of December 31, 2013.  See "—Risk Management—Credit Risk – Loans and Guarantees."

The releases of the reserve for losses recorded during 2014 were primarily attributable to paydowns of ethanol loans underlying LTSPCs as well as a general improvement in the quality of the ethanol loans underlying LTSPCs. The provisions for the reserve for losses recorded in 2013 were primarily attributable to increased estimated probable losses inherent in Farmer Mac's non-ethanol related Agricultural Storage and Processing loans (e.g., grain elevators and cold storage) due to an enhancement in Farmer Mac's loss methodology that takes into consideration the more developed and specialized nature of these types of properties. The releases of the reserve for losses recorded during 2012 primarily resulted from the purchase of one defaulted ethanol loan, under the terms of an LTSPC agreement during fourth quarter 2012. The purchase of that individual defaulted ethanol loan resulted in a specific release from the reserve for losses in the amount of $3.2 million described above, offset partially by increases to the reserve for losses during 2012. As of December 31, 2014, Farmer Mac's reserve for losses was $4.3 million, compared to $6.5 million as of December 31, 2013.  See "—Risk Management—Credit Risk – Loans and Guarantees."

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs, were $25.2 million for 2014, compared to $27.0 million and $25.0 million, respectively, for 2013 and 2012. The decrease in guarantee and commitment fees in 2014 compared to 2013 was primarily attributable to a lower average guarantee fee rate on AgVantage securities and a lower average balance outstanding for Farm & Ranch Guaranteed Securities. The increase in guarantee and commitment fees in 2013 compared to 2012 was primarily attributable to the deconsolidation of $460.3 million of Farm & Ranch guaranteed securities in second quarter 2012 because of a change in related party status (due to an executive of the related party leaving Farmer Mac's board of directors) and new business volume of Farm & Ranch loans placed under LTSPCs throughout 2012 and 2013.

Losses and Gains on Financial Derivatives and Hedging Activities.  The effect of unrealized and realized gains and losses on Farmer Mac's financial derivatives and hedging activities was net losses of $21.6 million for 2014, compared to net gains of $31.8 million for 2013 and net losses of $19.8 million for 2012. Farmer Mac has designated certain interest rate swaps in fair value hedge relationships.

The components of gains and losses on financial derivatives and hedging activities for the years ended 2014, 2013, and 2012 are summarized in the following table:

Table 8

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Fair value hedges:
Unrealized gains/(losses) due to fair value changes:
Financial derivatives (1)	$(2,729)	$29,538	$(404)
Hedged items	14,520	(18,230)	6,388
Gains on hedging activities	11,791	11,308	5,984
No hedge designation:
Unrealized (losses)/gains due to fair value changes	(21,760)	33,873	669
Realized:
Expense related to financial derivatives	(9,425)	(12,325)	(25,596)
Losses due to terminations or net settlements	(2,252)	(1,092)	(886)
(Losses)/gains on financial derivatives not designated in hedging relationships	(33,437)	20,456	(25,813)
(Losses)/gains on financial derivatives and hedging activities	$(21,646)	$31,764	$(19,829)

(1)
Included in the assessment of hedge effectiveness as of December 31, 2014, but excluded from the amounts in the table, were losses of $11.6 million for the year ended December 31, 2014, attributable to the fair value of the swaps at the inception of the hedging relationship. Accordingly, the amounts recognized as hedge ineffectiveness for the year ended December 31, 2014 were losses of $0.2 million. The comparable amounts as of December 31, 2013 were losses of $11.8 million for the year ended December 31, 2013, attributable to the fair value of the swaps at the inception of the hedging relationship and, accordingly, gains of $0.5 million for the year ended December 31, 2013, attributable to hedge ineffectiveness. The comparable amounts as of December 31, 2012 were losses of $6.1 million for the year ended December 31, 2012, attributable to the fair value of the swaps at the inception of the hedging relationship and, accordingly, gains of $0.1 million for the year ended December 31, 2013, attributable to hedge ineffectiveness.

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

Gains and Losses on Trading Securities.  During 2014, Farmer Mac recorded realized and unrealized gains on trading securities of $38.6 million, compared to unrealized losses of $0.8 million and unrealized gains of $0.3 million during 2013 and 2012, respectively. Of the total gains recognized during 2014, $37.0 million related to realized gains on securities sold, not yet purchased as part of Farmer Mac's cash management and liquidity initiative. During 2014, $1.2 million of gains related to financial assets selected to be carried at fair value with changes in fair value included in earnings (the fair value option), compared to recorded losses of $1.3 million during 2013 and recorded gains of $44,000 during 2012. Farmer Mac has not elected to account for any financial assets under the fair value option since 2008. For more information about the cash management and liquidity initiative and its effect on unrealized trading gains, see "—Cash Management and Liquidity Initiative."

Losses and Gains on Sale of Available-for-Sale Investment Securities. During 2014, Farmer Mac realized net losses of $0.2 million, compared to net realized gains of $2.1 million and $18,000, respectively, during 2013 and 2012. The net losses in 2014 related to sales of two auction-rate certificates at a price of 97 percent of par, resulting in realized losses of $0.8 million, which were partially offset by realized gains from sales of other securities from the available-for-sale investment portfolio. The gains in 2013 primarily were the result of a sale of a mortgage-backed security from the available-for-sale investment portfolio, which resulted in a $3.1 million gain.

Gains on the repurchase of debt. No debt repurchases were made in 2014 or 2012. During 2013, Farmer Mac repurchased $29.1 million of outstanding debt at a gain of $1.5 million.

Gains on Sale of Real Estate Owned. During 2014, 2013, and 2012, Farmer Mac realized gains of $0.1 million, $1.2 million, and $0.9 million, respectively, from the sales of real estate owned.

Lower of Cost or Fair Value Adjustment on Loans Held for Sale.  During 2012, Farmer Mac recorded unrealized losses of $5.9 million. The unrealized losses recorded in 2012 primarily resulted from a decrease in the fair value of certain loans held for sale as mortgage spreads widened and long-term interest rates increased at the end of fourth quarter 2012. Effective January 1, 2013, Farmer Mac transferred $674.0 million of loans from held for sale to held for investment because it intends to hold those loans for the foreseeable future.

Other Income. Other income totaled $1.7 million in 2014, compared to $3.1 million and $3.3 million in 2013 and 2012, respectively. Other income during 2014, 2013, and 2012 included the recognition of $0.9 million, $1.2 million, and $1.8 million, respectively, of gains previously deferred in accumulated other comprehensive income related to fair value changes of certain available-for-sale securities contributed to Farmer Mac II LLC in 2010, and other miscellaneous items. Additionally, the decrease in other income in 2014 was primarily attributable to the collection, in 2013, of $0.4 million in late fees upon final payoff of a defaulted loan and a decrease in other miscellaneous fee income.

Compensation and Employee Benefits.  Compensation and employee benefits were $19.0 million in 2014 compared to $17.8 million and $19.2 million in 2013 and 2012, respectively. The increase in compensation and employee benefits in 2014 compared to 2013 was due primarily to increased headcount and annual salary adjustments. The increase in annual salary adjustments reflects a change to the allocation of total compensation elements for Farmer Mac's executive officers in 2014 that resulted in a shift in compensation opportunity toward base salary and annual cash compensation and a commensurate reduction in the targeted value of equity-based long-term incentive compensation. The decrease in compensation and employee benefits during 2013 compared to 2012 was due primarily to a severance payment in fourth quarter 2012 to the former President and Chief Executive Officer, offset partially by increases in employee headcount and in the cost of employee health insurance.

General and Administrative Expenses.  General and administrative expenses, including legal, audit, and consulting fees, were $12.2 million for 2014, compared to $11.6 million and $11.1 million, respectively, for 2013 and 2012. The increase in general and administrative expenses in 2014 compared to 2013 were primarily attributable to consulting fees associated with Farmer Mac's cash management and liquidity initiative and other miscellaneous consulting fees related to corporate strategic goals. The increase in general and administrative expenses in 2013 compared to 2012 was primarily attributable to higher costs for consulting and information technology associated with general corporate activities.

Regulatory Fees.  Regulatory fees (which consist of the fees paid to FCA) were $2.4 million in 2014, compared to $2.4 million and $2.3 million, respectively, in 2013 and 2012. FCA has advised Farmer Mac that its estimated fees for the federal fiscal year ending September 30, 2015 will be $2.4 million ($0.6 million per federal fiscal quarter), which will not be a material increase from the prior federal fiscal year.  After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.

Income Tax Expense.  Income tax expense totaled $2.8 million in 2014, compared to income tax expense of $33.8 million and $22.2 million, respectively, for 2013 and 2012. The consolidated tax benefit of the dividends declared on Farmer Mac II LLC Preferred Stock, which is presented as "Net income attributable to non-controlling interest – preferred stock dividends" on the consolidated statements of operations on a pre-tax basis and the reduction of $13.0 million of valuation allowance against deferred tax assets resulting from capital gains on securities sold, not yet purchased, were the primary reasons Farmer Mac's effective tax rate was lower than the statutory federal rate of 35 percent. For more information about the impact on income taxes related to securities sold, not yet purchased, see "—Cash Management and Liquidity Initiative."

Farmer Mac carried a valuation allowance of $2.1 million as of December 31, 2014 and $37.9 million as of December 31, 2013. During 2014, Farmer Mac reduced its deferred tax valuation allowance by $13.5 million primarily from the recognition of capital gains on securities sold, not yet purchased. The remaining valuation allowance against deferred tax assets that arose from capital loss carryforwards relating to capital losses incurred during 2009 on Farmer Mac's investments in Fannie Mae preferred stock, Lehman Brothers Holdings Inc. senior debt securities, and other GSE preferred stock expired on December 31, 2014 and Farmer Mac removed $22.3 million of deferred tax assets and the related deferred tax asset valuation allowance to reflect the expired loss carryforwards.  For more information about income taxes, see Note 10 to the consolidated financial statements.

Business Volume.  During 2014, Farmer Mac added $2.8 billion of new business volume compared to $3.1 billion in 2013, and $2.9 billion in 2012. Specifically, Farmer Mac:

•	purchased $697.8 million of newly originated Farm & Ranch loans;

•	added $369.9 million of Farm & Ranch loans under LTSPCs;

•	purchased $335.4 million of USDA Securities;

•	purchased $7.6 million of Farmer Mac Guaranteed USDA Securities

•	purchased $75.5 million of Rural Utilities loans; and

•	purchased $1.3 billion of AgVantage securities.

Of the AgVantage securities new business volume for 2014, $95.0 million was purchased under Farm Equity AgVantage facilities with agricultural real estate investment funds, which were Farmer Mac's first transactions with this type of entity as an issuer of AgVantage securities.

Farmer Mac's outstanding business volume was $14.6 billion as of December 31, 2014, an increase of $647.4 million from December 31, 2013 primarily attributable to portfolio growth of on-balance sheet Farm & Ranch loans and AgVantage securities. Aggregate repayments (principal paydowns and maturities) were $2.1 billion in 2014, compared to $2.2 billion in 2013.

The following table sets forth purchases of non-delinquent eligible loans, new LTSPCs, and new guarantees during the periods indicated in the Farm & Ranch, USDA Guarantees, and Rural Utilities lines of business, as well as purchases of AgVantage securities in the Institutional Credit line of business:

Table 9

New Business Volume - Farmer Mac New Purchases, Guarantees, and LTSPCs
	For the Year Ended
	2014	2013	2012

Farm & Ranch:
Loans	$697,824	$824,881	$570,346
LTSPCs	369,857	540,798	744,110
USDA Guarantees:
USDA Securities	335,359	361,894	479,324
Farmer Mac Guaranteed USDA Securities	7,627	—	5,327
Rural Utilities:
Loans	75,500	86,965	166,117
Institutional Credit:
AgVantage	1,279,655	1,273,500	984,406
Total purchases, guarantees, and LTSPCs	$2,765,822	$3,088,038	$2,949,630

The decrease in volume in the Farm & Ranch line of business for 2014 compared to 2013 reflects a return to volume levels more consistent with historical trends, contrasted by higher demand in 2013 from borrowers seeking to refinance into longer-term financing at fixed rates in a low interest rate environment. The decrease in USDA Securities volume in 2014 was the result of more lenders retaining these guaranteed assets in their portfolio during the year. Rural Utilities loan volume remains low, with modest variances from period to period, due to reduced demand associated with slow historical economic growth and greater energy efficiency in recent years. The changes in AgVantage securities volume is primarily driven by the generally larger transaction sizes for that product and the fluctuating funding and liquidity needs of Farmer Mac's customer network and scheduled maturity amounts.

The purchase price of non-delinquent eligible loans and portfolios is their respective fair value based on current market interest rates and Farmer Mac's target net yield. The purchase price includes an amount to compensate Farmer Mac for credit risk that is similar to the guarantee or commitment fees it receives for assuming credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs.  Based on market conditions, Farmer Mac either retains the loans it purchases or securitizes them and retains or sells Farmer Mac Guaranteed Securities backed by those loans.  Historically, Farmer Mac has retained the vast majority of loans it has purchased.  The weighted-average age of the Farm & Ranch non-delinquent eligible loans purchased and retained (excluding the purchases of defaulted loans) during 2014 and 2013 was less than one year and those loans had a weighted-average term to maturity at purchase of 18.7 years and 17.2 years, respectively.  Of those loans, 59 percent and 66 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 15.4 years for both years.

During 2014, 2013, and 2012, Farmer Mac securitized some of the Farm & Ranch loans it had purchased and sold the resulting Farmer Mac Guaranteed Securities in the amount of $175.8 million, $150.4 million, and $32.7 million, respectively. Farmer Mac consolidates these loans and presents them as "Loans held for investment in consolidated trusts, at amortized cost" on the consolidated balance sheets. In 2014, 2013, and 2012, $147.2 million, $120.4 million, and $5.3 million, respectively, of Farmer Mac Guaranteed Securities were sold to Zions First National Bank ("Zions"), which is a related party to Farmer Mac. See "—Related Party Transactions" and Note 3 to the consolidated financial statements for more information about related party transactions.

The following table sets forth information regarding the Farmer Mac Guaranteed Securities issued during the periods indicated:

Table 10

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Loans securitized and sold as Farm & Ranch Guaranteed Securities	$175,754	$150,417	$32,736
Farmer Mac Guaranteed USDA Securities	—	—	5,327
AgVantage Securities	1,279,655	1,273,500	984,406
Total Farmer Mac Guaranteed Securities Issuances	$1,455,409	$1,423,917	$1,022,469

The following table sets forth information regarding outstanding volume in each of Farmer Mac's four lines of business as of the dates indicated:

Table 11

Lines of Business - Outstanding Business Volume
	As of December 31,
	2014	2013	2012
	(in thousands)
Farm & Ranch:
Loans	$2,118,867	$1,875,958	1,519,415
Loans held in trusts:
Beneficial interests owned by Farmer Mac	—	—	39
Beneficial interests owned by third party investors	421,355	259,509	160,397
Guaranteed Securities	636,086	765,751	911,370
LTSPCs	2,240,866	2,261,862	2,156,068
USDA Guarantees:
USDA Securities	1,756,224	1,645,806	1,559,683
Farmer Mac Guaranteed USDA Securities	41,810	41,311	55,896
Rural Utilities:
Loans	718,213	698,010	663,097
Loans held in trusts:
Beneficial interests owned by Farmer Mac	267,396	354,241	368,848
Institutional Credit:
AgVantage Securities	6,396,941	6,047,864	5,620,375
Total	$14,597,758	$13,950,312	$13,015,188

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities) and LTSPCs, USDA Securities, and Farmer Mac Guaranteed USDA Securities as of December 31, 2014:

Table 12

Schedule of Principal Amortization
	Loans Held	Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed Securities and LTSPCs	USDA Securities and Farmer Mac Guaranteed USDA Securities	Total
	(in thousands)
2015	$191,214	$262,071	$217,324	$670,609
2016	173,130	228,535	142,330	543,995
2017	173,644	212,400	114,841	500,885
2018	197,477	202,525	130,654	530,656
2019	160,619	183,515	108,537	452,671
Thereafter	2,627,933	1,789,720	1,084,348	5,502,001
Total	$3,524,017	$2,878,766	$1,798,034	$8,200,817

Of the $14.6 billion outstanding principal balance of volume included in Farmer Mac's four lines of business as of December 31, 2014, $6.4 billion were AgVantage securities included in the Institutional Credit line of business.  Unlike business volume in the form of purchased loans, USDA Securities, and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, most AgVantage securities do not require periodic payments of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due. The following table summarizes by maturity date the outstanding principal amount of both on- and off-balance sheet AgVantage securities as of December 31, 2014:

Table 13

AgVantage Balances by Year of Maturity
As of
December 31, 2014
(in thousands)
2015	$731,875
2016	1,334,415
2017	1,466,578
2018	790,478
2019	314,389
Thereafter (1)	1,759,206
Total	$6,396,941
(1) Includes various maturities ranging from 2020 to 2044.

The weighted-average remaining maturity of the outstanding AgVantage securities shown in the table above was 3.9 years as of December 31, 2014.  As a general matter, if maturing AgVantage securities are not replaced with new AgVantage securities, either from the same issuer or from new business, or if the spread earned by Farmer Mac on new AgVantage securities that replace maturing AgVantage securities is lower than the spread earned on the maturing securities, Farmer Mac's income could be adversely affected.

As part of fulfilling its guarantee obligations for Farm & Ranch Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90-days delinquent or in material non-monetary default at the time of purchase, out of the loan pools underlying those securities and LTSPCs, and records the purchased loans as such on its balance sheet.  The purchase price for a defaulted loan purchased out of a pool of loans backing Farm & Ranch Guaranteed Securities is the then-current outstanding principal balance of the loan plus accrued and unpaid interest.  The purchase price for a defaulted loan purchased under an LTSPC is the then-current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loan payable out of any future loan payments or liquidation proceeds as received.  The purchase price of a defaulted loan is not an indicator of the expected loss on that loan; many other factors affect expected loss, if any, on any loan so purchased. The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs was 7 years during 2014 and 11 years and 5 years during 2013 and 2012, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

The following table presents Farmer Mac's purchases of defaulted loans underlying Farm & Ranch Guaranteed Securities and LTSPCs for the periods indicated:

Table 14

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Defaulted loans purchased underlying Farm & Ranch Guaranteed Securities owned by third party investors	$—	$6,667	$8,933
Defaulted loans purchased underlying LTSPCs	705	37	8,091
Total loan purchases	$705	$6,704	$17,024

For information regarding eligible participants in Farmer Mac's lines of business, see "Business—Farmer Mac Lines of Business."

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

The following table summarizes the material relationships between Farmer Mac and certain related parties.  The related parties listed in the table below consist of (1) all holders of at least five percent of a class of Farmer Mac voting common stock as of December 31, 2014 and (2) other institutions that are considered "related parties" through an affiliation with a Farmer Mac director and that have conducted business with Farmer Mac during the two years ended December 31, 2014.  The table below does not specify any relationships based on the ownership of non-voting common stock or preferred stock.

Table 15

Name of Institution	Ownership of Farmer Mac Voting Common Stock	Affiliation with Any Farmer Mac Directors	Primary Aspects of Institution's Business Relationship with Farmer Mac
AgFirst Farm Credit Bank	84,024 shares of Class B voting common stock (16.79% of outstanding Class B stock and 5.49% of total voting common stock outstanding)	None	In 2014 and 2013, Farmer Mac earned approximately $0.7 million and $1.2 million, respectively, in fees attributable to transactions with AgFirst, primarily commitment fees for LTSPCs.
AgGeorgia Farm Credit, ACA	Less than 5% ownership	Former Farmer Mac director Dan Raines was a director of AgGeorgia during 2014.	Farmer Mac entered into $20.2 million and $27.5 million of new LTSPCs with AgGeorgia during 2014 and 2013, respectively. Farmer Mac received $0.1 million of commitment fees during both 2014 and 2013.
AgriBank, FCB	201,621 shares of Class B voting common stock (40.30% of outstanding Class B stock and 13.17% of total voting common stock outstanding)	Farmer Mac director Richard H. Davidson is currently a director of AgriBank, and Farmer Mac director James B. McElroy is a former director of AgriBank.	No Farmer Mac business through any of its lines of business was conducted between the parties.
Bath State Bank	Less than 5% ownership	Farmer Mac director Dennis L. Brack is a director of Bath State Bank and Bath State Bancorp, the holding company of Bath State Bank.	Farmer Mac purchased $4.5 million and $9.3 million in USDA Securities from Bath State Bank in 2014 and 2013, respectively.
CoBank, ACB	163,253 shares of Class B voting common stock (32.63% of outstanding Class B stock and 10.66% of total voting common stock outstanding)
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
In 2014 and 2013, Farmer Mac earned approximately $0.2 million, respectively, in fees attributable to transactions with FCBT, primarily commitment fees for LTSPCs.
In 2014 and 2013, FCBT retained approximately $0.4 million and $0.5 million, respectively, in servicing fees for its work as a Farmer Mac central servicer.
First Dakota National Bank (First Dakota)	Less than 5% ownership	Farmer Mac director Dennis Everson is a director of First Dakota and also served as Branch Administration Director of First Dakota until December 2012.	Farmer Mac purchased $35.1 million and $61.6 million in loans from First Dakota in 2014 and 2013, respectively, and entered into $1.0 million of new LTSPCs with First Dakota in 2013.
In 2014 and 2013, First Dakota retained approximately $0.8 million and $0.6 million, respectively, in servicing fees for its work as a Farmer Mac servicer.

Name of Institution	Ownership of Farmer Mac Voting Common Stock	Affiliation with Any Farmer Mac Directors	Primary Aspects of Institution's Business Relationship with Farmer Mac
National Rural Utilities Cooperative Finance Corporation (CFC)	81,500 shares of Class A voting common stock (7.91% of outstanding Class A stock and 5.32% of total voting common stock outstanding)	None
Transactions with CFC represent 100 percent of business volume under the Rural Utilities line of business since its inception in 2008, and 100 percent of the AgVantage securities secured by rural utilities loans that have been issued to date.

Transactions with CFC during 2014 and 2013 represented 32.7 percent and 29.4 percent, respectively, of Farmer Mac's total purchases for those years. Transactions with CFC represented 18.7 percent and 18.6 percent, respectively, of Farmer Mac's total outstanding business volume as of December 31, 2014 and 2013.

In 2014 and 2013, Farmer Mac earned guarantee fees of approximately $3.2 million and $4.1 million, respectively, attributable to transactions with CFC.
In 2014 and 2013, Farmer Mac earned interest income of $12.7 million and $23.7 million, respectively, attributable to AgVantage transactions with CFC.
In both 2014 and 2013, CFC retained approximately $3.4 million in servicing fees for its work as a Farmer Mac central servicer.
CFC is currently the only servicer of rural utilities loans in the Rural Utilities line of business and securing AgVantage securities in the Institutional Credit line of business.
The Vanguard Group, Inc.	53,995 shares of Class A voting common stock (5.24% of outstanding Class A stock and 3.53% of total voting common stock outstanding)	None	No Farmer Mac business through any of its lines of business was conducted between the parties.

Name of Institution	Ownership of Farmer Mac Voting Common Stock	Affiliation with Any Farmer Mac Directors	Primary Aspects of Institution's Business Relationship with Farmer Mac
Zions First National Bank	322,100 shares of Class A voting common stock (31.25% of outstanding Class A stock and 21.04% of total voting common stock outstanding)	None
In 2014 and 2013, Farmer Mac's purchases of loans from Zions under the Farm & Ranch line of business represented approximately 22.3 percent and 25.5 percent, respectively, of Farm & Ranch loan purchase volume for those years.  Those purchases represented 14.6 percent and 15.4 percent, respectively, of total Farm & Ranch business volume for those years. The purchases of USDA Securities from Zions under the USDA Guarantees line of business represented approximately 12.4 percent and 3.6 percent, respectively, of that program's purchases for the year ended December 31, 2014 and 2013. The purchases of AgVantage Securities from Zions under the Institutional Credit line of business represented approximately 3.9 percent of that program's purchases for the year ended December 31, 2014. There were no purchases of AgVantage Securities from Zions for the year ended December 31, 2013. Transactions with Zions represented 5.9 percent and 5.1 percent, respectively, of Farmer Mac's total outstanding business volume as of December 31, 2014 and 2013.

In 2014 and 2013, Zions retained approximately $8.4 million and $7.0 million, respectively, in servicing fees for its work as a Farmer Mac servicer.

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

Agricultural Sector. The agricultural sector includes many diverse industries that respond in different ways to changes in economic conditions. Those individual industries often are affected differently, sometimes positively and sometimes negatively, by prevailing domestic and global economic factors and regional weather conditions. This results in cycles where one or more industries may be under stress at the same time that others are not. In addition, borrowers that rely on non-farm sources of income as a significant percentage of overall income may experience stress associated with weakness in the general economy. The profitability of agricultural industries is also affected by commodity inventories and their associated market prices, which can vary largely as a result of weather patterns, access to water supply, and harvest conditions that may affect supply. The strength of the U.S. dollar relative to other worldwide currencies could also potentially adversely affect the demand for certain U.S. agricultural exports, which may result in producers receiving lower commodity prices.

Farmer Mac continues to monitor land values and commodity prices in response to cyclical swings. Although farmland values and commodity prices have declined recently in some sectors, primarily in the Midwest, Farmer Mac believes that its portfolio remains sufficiently diversified, both geographically and by commodity, and that its portfolio has generally demonstrated historically high credit quality and low delinquency rates to endure reasonably foreseeable volatility in farmland values and commodity prices. Farmer Mac also continues to closely monitor sector profitability, economic conditions, and agricultural land value and geographic trends to tailor underwriting practices to changing conditions. For more information about the loan balances and loan-to-value ratios for Farm & Ranch loans in Farmer Mac's portfolio as of December 31, 2014, see "—Risk Management—Credit Risk – Loans and Guarantees."

The western part of the United States, including California, continues to experience drought conditions, with the water level in many California reservoirs at historically low levels. Although to date Farmer Mac has not observed any material effect on its portfolio from drought conditions, the persistence of extreme drought conditions in the western states could have an adverse effect on Farmer Mac’s delinquency rates or loss experience. This is particularly true in the permanent plantings sector, where the value of the related collateral is closely tied to the production value and capability of the permanent plantings, and in the dairy sector, which may experience increased feed costs as water is diverted away from hay acreage commonly relied upon by dairy producers and toward land supporting other agricultural commodities. Farmer Mac continues to monitor the drought and its effects on the agricultural industries located in the western states, as well as its effects on Farmer Mac's Farm & Ranch line of business.

Farmer Mac also continues to monitor the establishment and evolution of legislation and regulations that affect farmers, ranchers, and rural lenders. Many federal agricultural policies previously in effect have been altered with the enactment of the Agricultural Act of 2014, including those affecting crop subsidies, crop insurance, and other aspects of agricultural production. Farmer Mac will continue to monitor the effects of these altered federal agricultural policies as the USDA adopts final regulations implementing the Agricultural Act of 2014.

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

Farmer Mac also directs marketing efforts towards the agricultural industry by trying to identify and develop relationships with potential issuers of AgVantage securities who can pledge Farm & Ranch loans as collateral to obtain financing as part of Farmer Mac's Institutional Credit line of business. As part of these efforts, Farmer Mac has recently increased its focus on wholesale financing for institutional investors in agricultural assets that qualify as eligible collateral under Farmer Mac's charter. In July 2014, Farmer Mac expanded its AgVantage product to this new type of issuer and refers to this product variation as the Farm Equity AgVantage product. Farmer Mac directs its outreach efforts to these potential issuers through its business relationships within the agricultural community and through executive outreach to institutions whose profile presents opportunity to benefit from wholesale financing. As institutional investment in agricultural assets continues to grow, Farmer Mac believes that it is in a unique position to help increase access to capital for these types of counterparties and thereby provide a new source of capital to benefit rural America. Farmer Mac designed the Farm Equity AgVantage product to provide an efficient, low-cost source of financing tailored to meet the needs of institutional investors that can be adapted to many different types of organizational structures and for both public and private institutional investors. Although this product is in the early stages of development, Farmer Mac believes there is opportunity to expand this type of business as both the trend toward institutional investment in agricultural assets and awareness of the Farm Equity AgVantage product continue to grow. For more information about the Farm Equity AgVantage product, see "Business—Farmer Mac Lines of Business—Institutional Credit" and "—Risk Management—Credit Risk – Institutional."

Rural Utilities Industry. Reduced demand for capital within the rural utilities industry has increased competition for Farmer Mac's customer base from lenders that either are not eligible to participate in Farmer Mac's Rural Utilities line of business or for other reasons choose not to participate in that line of business. The rural utilities industry may experience needs for financing over the next several years to make improvements in response to environmental and clean energy policies and to refinance government loans made by the USDA's Rural Utilities Service. Domestic economic indicators also continue to show modest growth, and as the economy strengthens, Farmer Mac believes that demand for rural utilities loans may increase. Farmer Mac also foresees opportunities for growth pertaining to the rural utilities industry within Farmer Mac's Institutional Credit line of business related to the increasing trend in the past year of rural utilities cooperatives beginning to refinance debt away from the Rural Utilities Service to market-based lenders, including rural utilities cooperative lenders. Farmer Mac has the opportunity to help these lenders as they seek lower-cost wholesale financing alternatives, which could allow them to become more competitive in pursuing these refinancing opportunities.

Balance Sheet Review

Assets.  Farmer Mac's total assets as of December 31, 2014 were $14.3 billion, compared to $13.4 billion as of December 31, 2013.  The increase in total assets was primarily attributable to an increase in cash and cash equivalents and net new purchases of Farm & Ranch loans and Farmer Mac Guaranteed Securities.

As of December 31, 2014, Farmer Mac had $1.4 billion of cash and cash equivalents and $1.9 billion of investment securities, compared to $749.3 million of cash and cash equivalents and $2.5 billion of investment securities as of December 31, 2013. As of December 31, 2014, Farmer Mac had $5.5 billion of Farmer Mac Guaranteed Securities, $1.8 billion of USDA Securities, and $3.5 billion of loans, net of allowance. This compares to $5.1 billion of Farmer Mac Guaranteed Securities, $1.6 billion of USDA Securities, and $3.2 billion of loans, net of allowance, as of December 31, 2013.

Liabilities.  Farmer Mac's total liabilities increased to $13.5 billion as of December 31, 2014 from $12.8 billion as of December 31, 2013.  The increase in liabilities was primarily attributable to an increase in long-term notes payable. For further information about notes payable, see Note 7 to the consolidated financial statements.

Equity.  As of December 31, 2014, Farmer Mac had total equity of $781.8 million, comprised of stockholders' equity of $545.8 million and non-controlling interest – preferred stock of $236.0 million.  As of December 31, 2013, Farmer Mac had total equity of $574.5 million, comprised of stockholders' equity of $332.6 million and non-controlling interest – preferred stock of $241.9 million.  The increase in total equity during 2014 was the result of the issuances of $75.0 million of Series B Preferred Stock in March 2014 and $75.0 million of Series C Preferred Stock in June 2014, an increase in retained earnings, and an increase in accumulated other comprehensive income due to increases in the fair value of available-for-sale securities. These increases in the fair value of available-for-sale securities were driven primarily by lower U.S. Treasury rates.

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

Farmer Mac generally assumes 100 percent of the credit risk on loans held in the Farm & Ranch and Rural Utilities lines of business and loans underlying LTSPCs and Farmer Mac Guaranteed Securities in the Farm & Ranch line of business. Farmer Mac has direct credit exposure to loans in non-AgVantage transactions and indirect credit exposure to loans that secure AgVantage transactions because AgVantage securities represent a general obligation of an issuer that is in turn secured by qualified loans.  The credit exposure of Farmer Mac and Farmer Mac II LLC on USDA Securities, including those underlying Farmer Mac Guaranteed USDA Securities, is covered by the full faith and credit of the United States.  Therefore, Farmer Mac believes that Farmer Mac and Farmer Mac II LLC have little or no credit risk exposure in the USDA Guarantees line of business because of the USDA guarantee.  As of December 31, 2014, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any business under the USDA Guarantees line of business, and neither expects to incur any such losses in the future.

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

Farmer Mac requires approved lenders to make representations and warranties regarding the conformity of eligible agricultural mortgage and rural utilities loans to Farmer Mac's standards, the accuracy of loan data provided to Farmer Mac, and other requirements related to the loans.  Sellers are responsible to Farmer Mac for breaches of those representations and warranties, and Farmer Mac has the ability to require a seller to cure, replace, or repurchase a loan sold or transferred to Farmer Mac if any breach of a representation or warranty is discovered that was material to Farmer Mac's decision to purchase the loan or that directly or indirectly causes a default or potential loss on a loan sold or transferred by the seller to Farmer Mac.  Farmer Mac has not required a seller to cure or repurchase a loan purchased by Farmer Mac for breach of a representation or warranty in the last three years. In addition to relying on the representations and warranties of lenders, Farmer Mac also underwrites all of the agricultural mortgage loans (other than rural housing and part-time farm mortgage loans) and rural utilities loans that it holds in its portfolio. For rural housing and part-time farm mortgage loans, Farmer Mac relies on representations and warranties from the seller that those loans conform to Farmer Mac's specified underwriting criteria without exception. For more information about Farmer Mac's loan eligibility requirements, see "Business—Farmer Mac Lines of Business—Farm & Ranch—Loan Eligibility" and "Business—Farmer Mac Lines of Business—Rural Utilities—Loan Eligibility."

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

Farmer Mac's AgVantage securities are general obligations of institutions approved by Farmer Mac and are secured by eligible loans in an amount at least equal to the outstanding principal amount of the security. Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because Farmer Mac has only indirect credit risk on those loans and because of the other characteristics of AgVantage securities that mitigate credit risk. Those characteristics include a general obligation of an issuing institution approved by Farmer Mac, the required collateralization level for the securities, and the requirement for delinquent loans to be removed from the pool of pledged loans and replaced with current eligible loans.  As such, all AgVantage securities are secured by current loans representing at least 100 percent of the outstanding amount of these securities.  As of December 31, 2014, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future. See "—Credit Risk – Institutional" for more information about Farmer Mac's credit risk on AgVantage securities.

Farmer Mac has developed different underwriting standards for rural utilities loans that depend on whether direct or indirect credit exposure is assumed on a loan and whether the borrower is an electric distribution cooperative or a G&T cooperative. As of December 31, 2014, there were no delinquencies in Farmer Mac's portfolio of rural utilities loans, and Farmer Mac has not experienced any credit losses on rural utilities loans since Congress authorized Farmer Mac's Rural Utilities line of business in 2008. Based on this performance, Farmer Mac excludes the loans in the Rural Utilities line of business from the credit risk metrics it discloses. Farmer Mac's direct credit exposure to rural utilities loans as of December 31, 2014 was $985.6 million across 37 states, of which $966.3 million were loans to electric distribution cooperatives and $19.3 million were loans to G&T cooperatives. Farmer Mac also had indirect credit exposure to the rural utilities loans securing AgVantage securities and included in the Institutional Credit line of business, some of which are loans to G&T cooperatives. For more information, see "—Credit Risk – Institutional."

Farmer Mac maintains an allowance for loan losses to cover estimated probable losses on loans held and a reserve for losses to cover estimated probable losses on loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities.  The methodology that Farmer Mac uses to determine the level of its allowance for losses is described in Note 2(j) to the consolidated financial statements. Management believes that this methodology produces a reasonable estimate of probable losses, as of the balance sheet date, for all loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs.

The following table summarizes the components of Farmer Mac's allowance for losses as of December 31, 2014 and 2013:

Table 16

	As of December 31, 2014	As of December 31, 2013
	(in thousands)
Allowance for loan losses	$5,864	$6,866
Reserve for losses:
Off-balance sheet Farm & Ranch Guaranteed Securities	261	356
LTSPCs	4,002	6,112
Total allowance for losses	$10,127	$13,334

The following table summarizes the changes in the components of Farmer Mac's allowance for each year in the five-year period ended December 31, 2014:

Table 17

	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Balance as of January 1, 2010	$6,292	$7,895	$14,187
Provision for losses	1,893	2,417	4,310
Charge-offs	(605)	—	(605)
Recoveries	2,223	—	2,223
Balance as of December 31, 2010	$9,803	$10,312	$20,115
Provision for/(release of) losses	610	(2,957)	(2,347)
Charge-offs	(252)	—	(252)
Balance as of December 31, 2011	$10,161	$7,355	$17,516
Provision for/(release of) losses	3,691	(1,816)	1,875
Charge-offs	(2,501)	—	(2,501)
Balance as of December 31, 2012	$11,351	$5,539	$16,890
(Release of)/provision for losses	(481)	929	448
Charge-offs	(4,004)	—	(4,004)
Balance as of December 31, 2013	$6,866	$6,468	$13,334
Release of losses	(961)	(2,205)	(3,166)
Charge-offs	(86)	—	(86)
Recoveries	45	—	45
Balance as of December 31, 2014	$5,864	$4,263	$10,127

Activity affecting the allowance for loan losses and reserve for losses is discussed in "—Results of Operations—Release of and Provision for Allowance for Loan Losses and Reserve for Losses." As of December 31, 2014, Farmer Mac's allowances for losses totaled $10.1 million, or 19 basis points of the outstanding principal balance of loans held for investment and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities, compared to $13.3 million, or 26 basis points, as of December 31, 2013.

As of December 31, 2014, Farmer Mac's 90-day delinquencies were $18.9 million (0.35 percent of the Farm & Ranch portfolio), compared to $28.3 million (0.55 percent of the Farm & Ranch portfolio) as of December 31, 2013. Those 90-day delinquencies were comprised of 29 delinquent loans as of December 31, 2014, compared with 40 delinquent loans as of December 31, 2013. When analyzing the overall risk profile of its lines of business, Farmer Mac takes into account more than the Farm & Ranch loan delinquency percentages provided above. The lines of business also include AgVantage securities and rural utilities loans, neither of which have any delinquencies, and USDA Securities, which are backed by the full faith and credit of the United States. Across all of Farmer Mac's lines of business, 90-day delinquencies represented 0.13 percent of total outstanding business volume as of December 31, 2014, compared to 0.20 percent as of December 31, 2013.

The following table presents historical information regarding Farmer Mac's 90-day delinquencies in the Farm & Ranch line of business compared to the principal balance of all Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs:

Table 18

	Farm & Ranch Line of Business (1)	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
December 31, 2014	$5,417,174	$18,917	0.35%
September 30, 2014	5,314,437	24,661	0.46%
June 30, 2014	5,310,664	25,911	0.49%
March 31, 2014	5,293,975	29,437	0.56%
December 31, 2013	5,163,080	28,296	0.55%
September 30, 2013	5,035,748	33,042	0.66%
June 30, 2013	4,917,489	33,922	0.69%
March 31, 2013	4,782,609	39,663	0.83%
December 31, 2012	4,747,289	33,263	0.70%

(1)	Excludes agricultural mortgage loans pledged to secure AgVantage securities.

The 90-day delinquency measure includes loans 90 days or more past due as well as loans in foreclosure, loans restructured after delinquency, and non-performing loans where the borrower is in bankruptcy. Farmer Mac's 90-day delinquency rates were at historical lows as of December 31, 2014 due to strong economic and market conditions in the agricultural industry generally. Farmer Mac expects some fluctuations in its 90-day delinquencies and the eventual reversion closer to historical averages over time.

As of December 31, 2014, Farmer Mac individually analyzed $29.7 million of the $84.1 million of recorded investment in impaired loans for collateral shortfalls against updated appraised values, other updated collateral valuations, or discounted values. For the remaining $54.4 million of impaired assets for which updated valuations were not available, Farmer Mac evaluated them in the aggregate in consideration of their similar risk characteristics and historical statistics. Farmer Mac recorded specific allowances of $2.6 million for undercollateralized assets as of December 31, 2014. Farmer Mac's non-specific or general allowances were $7.5 million as of December 31, 2014.

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

Loan-to-value ratios depend upon the market value of a property, as determined in accordance with Farmer Mac's collateral valuation standards.  As of December 31, 2014 and 2013, the average unpaid loan balance for loans outstanding in the Farm & Ranch line of business (excluding agricultural real estate loans that secured AgVantage securities) was $462,000 and $426,000, respectively. The original loan-to-value ratio is based on the original appraised value that has not been indexed to provide a current market value or reflect amortization of loans. The weighted average original loan-to-value ratio for Farm & Ranch loans purchased during 2014 was 43 percent, compared to 44 percent for loans purchased in 2013. The weighted average original loan-to-value ratio for all Farm & Ranch loans held and all loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs was approximately 47 percent as of December 31, 2014 and 49 percent as of December 31, 2013. The weighted-average original loan-to-value ratio for all 90-day delinquencies was 46 percent as of December 31, 2014 and 45 percent as of December 31, 2013.

The weighted average current loan-to-value ratio, which is the loan-to-value ratio based on original appraised value but which reflects loan amortization since purchase, for Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs was approximately 44 percent as of December 31, 2014 and 38 percent as of December 31, 2013.

The following table presents outstanding Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities and 90-day delinquencies as of December 31, 2014 by year of origination, geographic region, commodity/collateral type, and original loan-to-value ratio:

Table 19

Farm & Ranch 90-Day Delinquencies as of December 31, 2014
	Distribution of Farm & Ranch Line of Business	Farm & Ranch Line of Business	90-Day Delinquencies (1)	Percentage
	(dollars in thousands)
By year of origination:
Before 2001	5%	$252,419	$2,864	1.13%
2001	2%	105,357	1,125	1.07%
2002	2%	130,087	1,384	1.06%
2003	3%	152,530	3,147	2.06%
2004	3%	172,383	491	0.28%
2005	4%	236,881	756	0.32%
2006	4%	225,148	—	—%
2007	4%	213,342	6,374	2.99%
2008	5%	282,078	1,587	0.56%
2009	4%	195,816	196	0.10%
2010	6%	305,033	993	0.33%
2011	8%	422,732	—	—%
2012	15%	804,597	—	—%
2013	21%	1,161,379	—	—%
2014	14%	757,392	—	—%
Total	100%	$5,417,174	$18,917	0.35%
By geographic region (2):
Northwest	10%	$573,135	$2,520	0.44%
Southwest	32%	1,753,606	3,433	0.20%
Mid-North	35%	1,873,041	2,550	0.14%
Mid-South	12%	627,615	2,424	0.39%
Northeast	4%	214,402	772	0.36%
Southeast	7%	375,375	7,218	1.92%
Total	100%	$5,417,174	$18,917	0.35%
By commodity/collateral type:
Crops	55%	$2,941,266	$4,175	0.14%
Permanent plantings	17%	920,195	6,869	0.75%
Livestock	23%	1,260,618	5,045	0.40%
Part-time farm	3%	173,954	2,828	1.63%
Ag. Storage and Processing (including ethanol facilities)	2%	114,360	—	—%
Other	—	6,781	—	—%
Total	100%	$5,417,174	$18,917	0.35%
By original loan-to-value ratio:
0.00% to 40.00%	28%	$1,503,076	$8,718	0.58%
40.01% to 50.00%	22%	1,191,804	6,352	0.53%
50.01% to 60.00%	28%	1,491,502	1,239	0.08%
60.01% to 70.00%	20%	1,091,759	1,462	0.13%
70.01% to 80.00% (3)	2%	115,645	1,146	0.99%
80.01% to 90.00% (3)	—%	23,388	—	—%
Total	100%	$5,417,174	$18,917	0.35%

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

(3)	Primarily part-time farm loans. Loans with an original loan-to-value ratio of greater than 80% are required to have private mortgage insurance.

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Farm & Ranch loans purchased and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities as of December 31, 2014 by year of origination, geographic region, and commodity/collateral type.  The purpose of this information is to present information regarding losses relative to original Farm & Ranch purchases, guarantees, and commitments.

Table 20

Farm & Ranch Credit Losses Relative to Cumulative
Original Loans, Guarantees, and LTSPCs as of December 31, 2014
	Cumulative Original Loans, Guarantees and LTSPCs	Cumulative Net Credit Losses	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
Before 2001	$7,350,029	$10,987	0.15%
2001	1,152,064	178	0.02%
2002	1,175,086	89	0.01%
2003	1,021,347	350	0.03%
2004	749,799	311	0.04%
2005	907,380	(184)	(0.02)%
2006	934,953	9,545	1.02%
2007	732,116	4,527	0.62%
2008	806,995	3,247	0.40%
2009	537,959	1,508	0.28%
2010	631,873	—	—%
2011	726,952	—	—%
2012	1,048,845	—	—%
2013	1,308,668	—	—%
2014	832,350	—	—%
Total	$19,916,416	$30,558	0.15%
By geographic region (1):
Northwest	$2,684,855	$7,402	0.28%
Southwest	7,003,150	9,036	0.13%
Mid-North	4,874,099	12,830	0.26%
Mid-South	2,173,104	(211)	(0.01)%
Northeast	1,533,223	169	0.01%
Southeast	1,647,985	1,332	0.08%
Total	$19,916,416	$30,558	0.15%
By commodity/collateral type:
Crops	$8,887,625	$4,310	0.05%
Permanent plantings	4,043,399	9,332	0.23%
Livestock	5,023,619	3,859	0.08%
Part-time farm	1,107,685	1,045	0.09%
Ag. Storage and Processing (including ethanol facilities) (2)	706,966	12,012	1.70%
Other	147,122	—	—%
Total	$19,916,416	$30,558	0.15%

(1)
Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

(2)	As of December 31, 2014, approximately $16.4 million of these loans that are underlying LTSPCs were not yet disbursed by the lender.

Analysis of portfolio performance indicates that commodity type is the primary determinant of Farmer Mac's exposure to loss on a given loan. Within most commodity groups, certain geographic areas allow greater economies of scale or proximity to markets than others and, consequently, may result in more successful operations within the commodity group. Certain geographic areas also offer better growing conditions and market access than others and, consequently, may result in more versatile and more successful operators within a given commodity group.  Farmer Mac's board of directors has established policies regarding geographic and commodity concentration to maintain adequate diversification and measure concentration risk.

However, in Farmer Mac's experience, the degree to which the collateral for a commodity group is single-use or highly improved is a more significant determinant of the probability of ultimate losses on a given loan than diversity of geographic location within a commodity group. Commodity groups that tend to be single-use or highly improved include permanent plantings (for example, nut crops), agricultural storage and processing facilities (for example, canola plants and grain processing facilities), and certain livestock facilities (for example, dairy facilities). The versatility of a borrower's operation (and in the case of persisting adverse economic conditions, the borrower's ability to switch commodity groups) will more likely result in profitability for the borrower and, consequently, a lower risk of decreased value for the underlying collateral. Producers of agricultural commodities that require highly improved property are less able to adapt their operations when faced with adverse economic conditions. In addition, in the event of a borrower's default, the prospective sale value of the collateral is more likely to decrease and the related loan may become undercollateralized.  This analysis is consistent with corresponding commodity analyses, which indicate that Farmer Mac has experienced higher loss and collateral deficiency rates in permanent planting loans and agricultural storage and processing loans, for which the collateral is typically highly improved and specialized.

The following tables present concentrations of Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities by commodity type within geographic region and cumulative credit losses by origination year and commodity type:

Table 21

	As of December 31, 2014
	Farm & Ranch Concentrations by Commodity Type within Geographic Region
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(dollars in thousands)
By geographic region (1):
Northwest	$288,271	$88,196	$160,522	$22,271	$13,875	$—	$573,135
	5.3%	1.5%	2.9%	0.4%	0.3%	—%	10.4%
Southwest	528,497	659,647	508,914	40,268	15,818	462	1,753,606
	9.9%	12.2%	9.3%	0.7%	0.3%	—%	32.4%
Mid-North	1,582,542	28,750	189,914	14,720	52,011	5,104	1,873,041
	29.3%	0.5%	3.5%	0.3%	1.0%	0.1%	34.7%
Mid-South	377,258	12,592	198,186	24,979	14,217	383	627,615
	7.0%	0.2%	3.8%	0.4%	0.2%	—%	11.6%
Northeast	70,650	22,858	59,319	51,491	9,929	155	214,402
	1.3%	0.4%	1.1%	1.0%	0.2%	—%	4.0%
Southeast	94,048	108,152	143,763	20,225	8,510	677	375,375
	1.7%	2.0%	2.6%	0.4%	0.2%	—%	6.9%
Total	$2,941,266	$920,195	$1,260,618	$173,954	$114,360	$6,781	$5,417,174
	54.5%	16.8%	23.2%	3.2%	2.2%	0.1%	100.0%

(1)
Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Table 22

	As of December 31, 2014
	Farm & Ranch Cumulative Credit Losses/(Recoveries) by Origination Year and Commodity Type
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Total
	(in thousands)
By year of origination:
1995 and Prior	$277	$(79)	$(107)	$—	$—	$91
1996	(721)	2,296	(73)	—	—	1,502
1997	(397)	2,785	(131)	—	—	2,257
1998	(438)	1,803	1,781	—	—	3,146
1999	(108)	723	158	296	—	1,069
2000	7	1,907	1,049	(41)	—	2,922
2001	45	1	132	—	—	178
2002	—	—	—	89	—	89
2003	309	—	—	41	—	350
2004	—	—	162	149	—	311
2005	(87)	(263)	—	166	—	(184)
2006	1,616	—	40	201	7,688	9,545
2007	1,083	11	779	144	2,510	4,527
2008	2,626	—	—	—	621	3,247
2009	98	148	69	—	1,193	1,508
2010	—	—	—	—	—	—
2011	—	—	—	—	—	—
2012	—	—	—	—	—	—
2013	—	—	—	—	—	—
2014	—	—	—	—	—	—
Total	$4,310	$9,332	$3,859	$1,045	$12,012	$30,558

Farmer Mac regularly conducts detailed, statistical stress tests of its portfolio for credit risk and compares those results to current and historical credit quality metrics and to the various statutory, regulatory, and Board of Directors' capital policy metrics. Farmer Mac's methodologies for pricing its guarantee and commitment fees, managing credit risk, and providing adequate allowances for losses consider all of the foregoing factors and information.

Credit Risk – Institutional.  Farmer Mac is exposed to credit risk arising from its business relationships with other institutions including:

•	issuers of AgVantage securities;

•	approved lenders and servicers; and

•	interest rate swap counterparties.

Farmer Mac approves AgVantage counterparties and manages institutional credit risk related to those AgVantage counterparties by requiring them to meet Farmer Mac's standards for creditworthiness for the particular counterparty and transaction.  The required collateralization level is established at the time of issuance and does not change during the life of the security.  In AgVantage transactions, the corporate obligor is required to remove from the pool of pledged collateral any loan that becomes more than 30 days delinquent in the payment of principal or interest and to substitute an eligible loan that is current in payment to maintain the minimum required collateralization level.  In the event of a default on the general obligation, Farmer Mac would have recourse to the pledged collateral and have rights to the ongoing borrower payments of principal and interest. For Farm Equity AgVantage counterparties, Farmer Mac also requires that the counterparty (1) maintain a higher collateralization level, through lower loan-to-value ratio thresholds and higher overcollateralization than required for traditional AgVantage securities and (2) comply with specified financial covenants for the life of the related Farm Equity AgVantage security to avoid default. For a more detailed description of AgVantage securities, see "Business—Farmer Mac Lines of Business—Institutional Credit— AgVantage Securities."

The unpaid principal balance of outstanding on-balance sheet AgVantage securities secured by Farm & Ranch loans totaled $3.7 billion as of December 31, 2014 and $3.5 billion as of December 31, 2013. The unpaid principal balance of on-balance sheet AgVantage securities secured by Rural Utilities loans totaled $1.7 billion as of December 31, 2014 and $1.5 billion as of December 31, 2013. In addition, the unpaid principal balance of outstanding off-balance sheet AgVantage transactions totaled $1.0 billion as of December 31, 2014 and 2013.

The following table provides information about the issuers of AgVantage securities, as well as the required collateralization levels for those transactions as of December 31, 2014 and 2013:

Table 23

	As of December 31, 2014			As of December 31, 2013
Counterparty	Balance	Credit Rating	Required Collateralization	Balance	Credit Rating	Required Collateralization
	(dollars in thousands)
AgVantage:
MetLife (1)	$2,750,000	AA-	103%	$2,750,000	AA-	103%
CFC	1,741,601	A	100%	1,538,214	A	100%
Rabo Agrifinance, Inc.	1,700,000	None	106%	1,700,000	None	106%
Other (2)	110,387	(3)	102% to 120%	59,650	(3)	106% to 120%
Farm Equity AgVantage (4)	94,953	None	110%	—	—	—
Total outstanding	$6,396,941			$6,047,864

(1)	Includes securities issued by Metropolitan Life Insurance Company and MetLife Insurance Company USA (formerly MetLife Insurance Company of Connecticut).

(2)	Consists of AgVantage securities issued by 5 and 4 different issuers, respectively, as of December 31, 2014 and 2013.

(3)
Includes $50.2 million related to an issuer with a credit rating of BBB and $60.2 million related to 4 issuers without a credit rating as of December 31, 2014. None of the issuers with outstanding securities as of December 31, 2013 had a credit rating.

(4)	Consists of securities from 2 separate issuers as of December 31, 2014.

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

Credit Risk – Other Investments. As of December 31, 2014, Farmer Mac had $1.4 billion of cash and cash equivalents and $1.9 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's internal policies as well as FCA regulations, which establish limitations on dollar amount, issuer concentration, and credit quality. Those regulations can be found at 12 C.F.R. §§ 652.1-652.45 (the "Liquidity and Investment Regulations"). In addition to establishing a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize Farmer Mac's exposure to financial market volatility, preserve capital, and support Farmer Mac's access to the debt markets.

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

The Liquidity and Investment Regulations and Farmer Mac's policies also establish concentration limits, which are intended to limit exposure to any one counterparty. The Liquidity and Investment Regulations and Farmer Mac's policy limit Farmer Mac's total credit exposure to any single issuer of securities and uncollateralized financial derivatives to 25 percent of Farmer Mac's regulatory capital (as of December 31, 2014, 25 percent of Farmer Mac's regulatory capital was $194.1 million). This limitation is not applied to the obligations of the United States or to qualified investment funds. The limitation applied to the obligations of any GSE is 100 percent of Farmer Mac's regulatory capital. Farmer Mac's policy applicable to new investments limits Farmer Mac's total exposure to any single issuer of securities (other than GSEs and government agencies) and uncollateralized financial derivatives to 5 percent of Farmer Mac's regulatory capital.

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

In certain cases, yield maintenance provisions and other prepayment penalties contained in agricultural mortgage loans and rural utilities loans reduce, but do not eliminate, prepayment risk.  Those provisions require borrowers to make an additional payment when they prepay their loans, thus compensating Farmer Mac for the shortened duration of the prepaid loan.  As of December 31, 2014, 1 percent of the total outstanding balance of loans in the Farm & Ranch line of business where Farmer Mac either owned the loan or the beneficial interest in the underlying loan had yield maintenance provisions and 1 percent had other forms of prepayment protection (together covering 2 percent of all loans with fixed interest rates).  Of the Farm & Ranch loans purchased in 2014, none had yield maintenance or another form of prepayment protection. As of December 31, 2014, none of Farmer Mac's USDA Securities had yield maintenance provisions; however, 7 percent contained prepayment penalties.  Of the USDA Securities purchased in 2014, 3 percent contained various forms of prepayment penalties.  As of December 31, 2014, 62 percent of the rural utilities loans owned by Farmer Mac had yield maintenance provisions.  Of the rural utilities loans purchased in 2014, 35 percent had yield maintenance provisions.  As of December 31, 2014, substantially all of the rural utilities loans held in trusts where Farmer Mac owned the beneficial interest in the underlying loans had yield maintenance provisions.

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

Farmer Mac manages the interest rate risk related to these loans, and any related Farmer Mac Guaranteed Securities or debt issuance, through the use of forward sale contracts on the debt securities of other GSEs and futures contracts involving U.S. Treasury securities.  Farmer Mac uses forward sale contracts on GSE securities to reduce its interest rate exposure to changes in both U.S. Treasury rates and spreads on Farmer Mac debt and certain Farmer Mac Guaranteed Securities. Issuing debt to fund the loans as investments does not fully eliminate interest rate risk due to the possible timing differences in the cash flows of the assets and related liabilities, as discussed above.

Farmer Mac's $1.4 billion of cash and cash equivalents mature within three months and are funded with discount notes having similar maturities. As of December 31, 2014, $1.93 billion of the $1.94 billion of investment securities (99 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year. Those securities are funded with effectively floating rate debt that closely matches the rate adjustment dates of the associated investments. As of December 31, 2014, Farmer Mac had outstanding discount notes of $4.9 billion, medium-term notes that mature within one year of $2.4 billion, and medium-term notes that mature after one year of $5.5 billion.

Recognizing that interest rate sensitivity may change with the passage of time and as interest rates change, Farmer Mac assesses this exposure on a regular basis and, if necessary, readjusts its portfolio of assets and liabilities by:

•	purchasing assets in the ordinary course of business;

•	refinancing existing liabilities; or

•	using financial derivatives to alter the characteristics of existing assets or liabilities.

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

The following schedule summarizes the results of Farmer Mac's MVE and NII sensitivity analysis as of December 31, 2014 and 2013 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

Table 24

	Percentage Change in MVE from Base Case
Interest Rate Scenario	December 31, 2014	December 31, 2013
+100 basis points	3.2%	(2.2)%
-25 basis points	(1.8)%	0.1%

	Percentage Change in NII from Base Case
Interest Rate Scenario	December 31, 2014	December 31, 2013
+100 basis points	4.3%	2.2%
-25 basis points	(8.7)%	(8.1)%

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

As of December 31, 2014, Farmer Mac's effective duration gap was minus 2.6 months, compared to 0.3 months as of December 31, 2013.  The preferred stock issued by Farmer Mac during the first and second quarters of 2014 lengthened the duration of Farmer Mac's liabilities, while the decrease in longer-term interest rates decreased the duration of the Farmer Mac's assets. As a result, Farmer Mac's duration gap moved from being slightly positive to being slightly negative. Farmer Mac's overall interest rate sensitivity remains relatively low and at manageable levels.

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

As of December 31, 2014, Farmer Mac had $6.8 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to twenty-five years, of which $1.5 billion were pay-fixed interest rate swaps, $4.2 billion were receive-fixed interest rate swaps, and $1.1 billion were basis swaps.

Farmer Mac enters into interest rate swap contracts to adjust the characteristics of its debt to match more closely the cash flow and duration characteristics of its loans and other assets, thereby reducing interest rate risk and often times deriving an overall lower effective cost of borrowing than would otherwise be available to Farmer Mac in the conventional debt market.  Specifically, interest rate swaps synthetically convert the variable cash flows related to the forecasted issuance of short-term debt into effectively fixed rate medium-term notes that match the anticipated duration and interest rate characteristics of the corresponding assets.  Farmer Mac evaluates the overall cost of using the swap market as a funding alternative and uses interest rate swaps to manage specific interest rate risks for specific transactions. Certain financial derivatives are designated as fair value hedges of fixed rate assets classified as available-for-sale to protect against fair value changes in the assets related to a benchmark interest rate (e.g., LIBOR).

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

As discussed in Note 4 to the consolidated financial statements, all financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Changes in the fair values of financial derivatives are reported in "(Losses)/gains on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in fair value hedging relationships, changes in the fair values of the hedged items related to the risk being hedged are also reported in "(Losses)/gains on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in cash flow hedging relationships, changes in fair value of the hedged items related to the risk being hedged are reported in "Accumulated other comprehensive income/(loss), net of tax" in the consolidated balance sheets.  All of Farmer Mac's financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty.  As of December 31, 2014, Farmer Mac had uncollateralized net exposures of $0.4 million to two counterparties. As of December 31, 2013, Farmer Mac had uncollateralized net exposures of $3.0 million to three counterparties.

Liquidity and Capital Resources

Farmer Mac regularly accesses the capital markets for funding, and Farmer Mac has maintained access to the capital markets at favorable rates throughout 2014. Assuming continued access to the capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac also has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets. That plan involves borrowing through repurchase agreement arrangements and the sale of liquid assets. Farmer Mac is required to maintain a minimum of 90 days of liquidity under the Liquidity and Investment Regulations. In accordance with the methodology for calculating available days of liquidity prescribed by those regulations, Farmer Mac maintained an average of 162 days of liquidity in 2014 and had 146 days of liquidity as of December 31, 2014.

Debt Issuance.  Farmer Mac funds its purchases of eligible loan assets and investment assets and finances its operations primarily by issuing debt obligations of various maturities through a network of dealers in the public capital markets.  Farmer Mac works to enhance its funding operations by undertaking extensive debt investor relations initiatives, including conducting non-deal roadshows with institutional investors, making periodic dealer sales force presentations, and speaking at fixed income investor conferences throughout the United States. Debt obligations issued by Farmer Mac include discount notes and fixed and floating rate medium-term notes, including callable notes.

Farmer Mac's board of directors has authorized the issuance of up to $15.0 billion of discount notes and medium-term notes (of which $12.8 billion was outstanding as of December 31, 2014), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac invests the proceeds of its debt issuances in purchases of loans, USDA Securities, Farmer Mac Guaranteed Securities, and investment assets in accordance with policies established by its board of directors and subject to regulations established by FCA.

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

Farmer Mac uses a combination of pay-fixed interest rate swaps and receive-fixed interest rate swaps to mitigate its exposure to interest rate risk and monitors the effects of actual and potential fair value changes on its capital position. From time to time, Farmer Mac uses pay-fixed interest rate swaps, combined with a planned series of discount note or short-term floating rate medium-term note issuances, as an alternative source of effectively fixed rate funding. While the swap market may provide favorable effectively fixed rates, interest rate swap transactions expose Farmer Mac to the risk of future variability of its own issuance spreads versus corresponding LIBOR rates. If the spreads on the Farmer Mac discount notes or short-term floating rate medium-term notes were to deteriorate relative to LIBOR, Farmer Mac would be exposed to a commensurate reduction on its net interest yield on the notional amount of its pay-fixed interest rate swaps and its LIBOR-based floating rate assets. Conversely, if the rates on the Farmer Mac discount notes or short-term floating rate medium-term notes were to improve relative to LIBOR, Farmer Mac would benefit from a commensurate increase on its net interest yield on the notional amount of its pay-fixed interest rate swaps and its LIBOR-based floating rate assets.

Farmer Mac maintains cash, cash equivalents (including U.S. Treasury securities and other short-term money market instruments), and other investment securities that can be drawn upon for liquidity needs.  The following table presents these assets as of December 31, 2014 and 2013:

Table 25

	As of December 31, 2014	As of December 31, 2013
	(in thousands)
Cash and cash equivalents	$1,363,387	$749,313
Investment securities:
Guaranteed by U.S. Government and its agencies	1,404,156	1,084,187
Guaranteed by GSEs	398,600	946,737
Preferred stock issued by GSEs	—	83,161
Corporate debt securities	40,116	195,591
Asset-backed securities	96,316	174,399
Total	$3,302,575	$3,233,388

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

The carrying value of Farmer Mac's ARCs investments was $40.6 million as of December 31, 2014, compared to $65.3 million as of December 31, 2013. During 2014, Farmer Mac received proceeds of $26.7 million upon the sales of two ARC securities resulting in realized losses of $0.8 million, reflecting a price of 97 percent of par for each security. As of December 31, 2014, Farmer Mac's carrying value of its ARCs was 87 percent of par.  The discounted carrying value reflects uncertainty regarding the ability to obtain par in the absence of any active market trading. See Note 13 to the consolidated financial statements for more information on the carrying value of ARCs.

Excluding $1.1 billion of holdings in U.S. Treasury securities and $1.0 billion in overnight reverse repurchase agreements backed by U.S. Treasury securities, the following table presents Farmer Mac's largest holdings as of December 31, 2014.  These holdings are presented as "Investment securities" in the consolidated balance sheets.

Table 26

		As of December 31, 2014
Investment	Issuer	Credit Rating	Outstanding Amount	Fair Value
			(in thousands)
Government Guaranteed Securities	Small Business Administration	(1)	$346,955	$353,464
Government Guaranteed Securities	National Credit Union Administration	AA+	152,221	153,123
GSE Guaranteed Securities	Federal National Mortgage Association	AA+	111,964	119,817
GSE Subordinated Debt	CoBank, ACB (2)	A-	70,000	66,320

(1)	No rating available, backed by the full faith and credit of the United States.

(2)	CoBank, ACB is an institution of the Farm Credit System, a government-sponsored enterprise.

Capital Requirements. Farmer Mac is subject to the following capital requirements – minimum, critical, and risk-based. Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. The minimum capital requirement is expressed as a percentage of on-balance sheet assets and off-balance sheet obligations. The critical capital requirement is equal to one-half of the minimum capital amount. Farmer Mac's statutory charter does not specify the required level of risk-based capital but directs FCA to establish a risk-based capital stress test for Farmer Mac, using specified stress test parameters. Certain enforcement powers are given to FCA depending on Farmer Mac's compliance with these capital standards. As of December 31, 2014 and 2013, Farmer Mac was in compliance with its statutory capital requirements and was classified as within "level I" (the highest compliance level). See Note 9 to the consolidated financial statements for more information about Farmer Mac's capital position and see "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards" for more information on the capital requirements applicable to Farmer Mac.

In accordance with FCA's rule on capital planning that became effective on January 3, 2014, Farmer Mac's board of directors has adopted a policy for maintaining a sufficient level of "Tier 1" capital (consisting of retained earnings, paid-in-capital, common stock, qualifying preferred stock, and accumulated other comprehensive income allocable to investments not included in one of the four operating lines of business). That policy imposes restrictions on Tier 1-eligible dividends and any discretionary bonus payments in the event that Tier 1 capital falls below specified thresholds. As of December 31, 2014, Farmer Mac's Tier 1 capital ratio was 11.3%. For more information about Farmer Mac's capital adequacy policy and FCA's rule on capital planning, see "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards."

Farmer Mac II LLC Preferred Stock is equity of Farmer Mac II LLC, though it does not constitute a Tier 1 capital-eligible security. Consistent with Farmer Mac's plan to increase its Tier 1 capital, Farmer Mac issued the Series B Preferred Stock and Series C Preferred Stock in 2014. Farmer Mac plans to cause Farmer Mac II LLC to redeem all of the outstanding Farmer Mac II LLC Preferred Stock on March 30, 2015, the initial redemption date, at a cash redemption price equal to the liquidation preference (the same as the par value), using the proceeds of these two preferred stock offerings and cash on hand. Farmer Mac II LLC has already provided notice of its intent to redeem the Farmer Mac II LLC Preferred Stock on March 30, 2015, which will in turn trigger the redemption of all the outstanding FALConS securities on that same day. Farmer Mac does not currently anticipate that any further issuance of preferred stock will be needed to fund the planned redemption of the Farmer Mac II LLC Preferred Stock. In May 2014, Farmer Mac purchased in the open market $6.0 million of FALConS securities, representing undivided beneficial ownership interests in 6,000 shares of Farmer Mac II LLC Preferred Stock. For more information on the Farmer Mac II LLC Preferred Stock, see "Business—Financing—Equity Issuance—Non-Controlling Interest in Farmer Mac II LLC." For more information about Farmer Mac's capital, see "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards."

Contractual Obligations.  The following table presents the amount and timing of Farmer Mac's known, fixed, and determinable contractual obligations by payment date as of December 31, 2014.  The payment amounts represent those amounts contractually due to the recipient (including return of discount and interest on debt) and do not include unamortized premiums or discounts or other similar carrying value adjustments.

Table 27

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Discount notes (1)	$4,928,378	$—	$—	$—	$4,928,378
Medium-term notes (1)	2,428,715	2,792,000	1,556,565	1,129,977	7,907,257
Interest payments on fixed rate medium-term notes (2)	98,080	143,238	96,064	184,448	521,830
Interest payments on floating rate medium-term notes (3)	2,823	3,773	1,506	95	8,197
Operating lease obligations (4)	1,375	2,778	2,777	6,951	13,881
Purchase obligations (5)	773	297	—	—	1,070

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

(3)
Calculated using the effective interest rates as of December 31, 2014.  As a result, these amounts do not reflect the effects of changes in the contractual interest rates effective on future interest rate reset dates.

(4)
Includes amounts due under non-cancellable operating leases for office space and office equipment. See Note 12 to the consolidated financial statements for more information regarding Farmer Mac's minimum lease payments for office space.

(5)
Includes minimum amounts due under non-cancellable agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms.  These agreements include agreements for the provision of consulting services, information technology support, equipment maintenance, and financial analysis software and services.  The amounts actually paid under these agreements will likely be higher due to the variable components of some of these agreements under which the ultimate obligation owed is determined by reference to actual usage or hours worked.  The table does not include amounts due under agreements that are cancellable without penalty or further payment as of December 31, 2014 and therefore do not represent enforceable and legally binding obligations.  The table also does not include amounts due under the terms of the employment agreement with Farmer Mac's President and CEO (the only member of senior management with an employment agreement); nor does it include payments that are based on a varying outstanding loan volume (such as servicing fees), as those payments are not known, fixed, and determinable contractual obligations.

Farmer Mac enters into financial derivative contracts under which it either receives cash from counterparties, or is required to pay cash to them, depending on changes in interest rates.  Financial derivatives are carried on the consolidated balance sheets at fair value, representing the net present value of expected future cash payments or receipts based on market interest rates as of the balance sheet date adjusted for the consideration of credit risk of Farmer Mac and its counterparties.  The fair values of the contracts change daily as market interest rates change.  Because the financial derivative liabilities recorded on the consolidated balance sheet as of December 31, 2014 do not represent the amounts that may ultimately be paid under the financial derivative contracts, those liabilities are not included in the table of contractual obligations presented above.  Further information regarding financial derivatives is included in Note 2(h) and Note 6 to the consolidated financial statements.

Contingent Liabilities.  In conducting its loan purchase activities, Farmer Mac enters into mandatory delivery commitments to purchase agricultural real estate mortgage loans and USDA Securities.  In conducting its LTSPC activities, Farmer Mac enters into arrangements whereby it commits, subject to the terms of the applicable LTSPC agreement, to a future purchase of one or more loans from an identified pool of eligible loans that met Farmer Mac's standards at the time the transaction was entered into and Farmer Mac assumed the credit risk on the loans. The following table presents these significant commitments:

Table 28

	As of December 31,
	2014	2013
	(in thousands)
LTSPCs	$2,240,866	$2,261,862
Mandatory commitments to purchase loans and USDA Securities	33,655	81,159

For more information about Farmer Mac's commitments to purchase loans, see Note 12 to the consolidated financial statements.

Off-Balance Sheet Arrangements

Farmer Mac offers approved lenders two credit enhancement alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans: (1) Farmer Mac Guaranteed Securities, which are available through each of the Farm & Ranch, USDA Guarantees, Rural Utilities, and Institutional Credit lines of business; and (2) LTSPCs, which are available through the Farm & Ranch and Rural Utilities lines of business. For securitization trusts where Farmer Mac is the primary beneficiary, the trust assets and liabilities are included on Farmer Mac's consolidated balance sheet. For the remainder of these transactions, and in the event of deconsolidation, both of these alternatives result in the creation of off-balance sheet obligations for Farmer Mac. See Note 12 to the consolidated financial statements for more information about consolidation and Farmer Mac's off-balance sheet business activities.

As of December 31, 2014 and 2013, outstanding off-balance sheet LTSPCs and Farmer Mac Guaranteed Securities totaled $3.9 billion and $4.0 billion, respectively.  The following table presents the balance of outstanding LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2014 and 2013:

Table 29

Outstanding Balance of LTSPCs and Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of December 31,
	2014	2013
	(in thousands)
Farm & Ranch obligations:
Farm & Ranch Guaranteed Securities	$636,086	$765,751
LTSPCs	2,240,866	2,261,862
Total Farm & Ranch obligations	2,876,952	3,027,613
Farmer Mac Guaranteed USDA Securities	13,978	20,222
AgVantage Securities	986,528	981,009
Total off-balance sheet	$3,877,458	$4,028,844

See "—Risk Management—Credit Risk – Loans and Guarantees" and Notes 2(d), 2(f), 5 and 12 to the consolidated financial statements for more information about Farmer Mac Guaranteed Securities and Notes 2(o) and 12 to the consolidated financial statements for more information about LTSPCs.

Regulatory Matters

The Dodd-Frank Act contains a variety of provisions designed to regulate financial markets. Certain provisions of the Dodd-Frank Act, including those regarding derivatives, corporate governance, and executive compensation, apply to Farmer Mac. On September 24, 2014, the Federal Reserve Board, FCA, the Federal Deposit Insurance Corporation, the Federal Housing Finance Agency, and the Office of the Comptroller of the Currency jointly published in the Federal Register a proposed rule to establish minimum requirements for the exchange of initial and variation margin between swap dealers or major swap participants and their counterparties on non-cleared swaps. Farmer Mac submitted a comment letter on this proposed rule on November 24, 2014. Farmer Mac does not expect that any of the final rules that have been passed or that are anticipated to be passed under the Dodd-Frank Act, including those establishing margin requirements for non-cleared swaps, will have a material effect on Farmer Mac's business activities and operations or financial condition. Farmer Mac will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act and expects to be able to adapt successfully to any new applicable legislative and regulatory requirements.

Other Matters

The expected effects of recently issued accounting pronouncements on the consolidated financial statements are presented in Note 2(r) to the consolidated financial statements.

Supplemental Information

The following tables present quarterly and annual information regarding new business volume, repayments, and outstanding business volume:

Table 30

New Business Volume
	Farm & Ranch		USDA Guarantees	Rural Utilities	Institutional Credit
	Loans	LTSPCs	USDA Securities	Loans	AgVantage	Total
	(in thousands)
For the quarter ended:
December 31, 2014	$196,058	$72,045	$86,942	$6,972	$454,490	$816,507
September 30, 2014	150,243	77,368	97,275	9,936	295,700	630,522
June 30, 2014	159,116	34,850	90,785	4,689	300,775	590,215
March 31, 2014	192,407	185,594	67,984	53,903	228,690	728,578
December 31, 2013	245,770	75,731	58,438	41,374	295,000	716,313
September 30, 2013	193,089	198,783	70,372	5,107	353,500	820,851
June 30, 2013	226,135	99,504	110,897	10,222	200,000	646,758
March 31, 2013	159,887	166,780	122,187	30,262	425,000	904,116
December 31, 2012	181,555	378,258	102,339	56,638	133,406	852,196

For the year ended:
December 31, 2014	697,824	369,857	342,986	75,500	1,279,655	2,765,822
December 31, 2013	824,881	540,798	361,894	86,965	1,273,500	3,088,038

Table 31

Repayments of Assets by Line of Business
	Farm & Ranch			USDA Guarantees	Rural Utilities	Institutional Credit
	Loans	Guaranteed Securities	LTSPCs	USDA Securities	Loans	AgVantage	Total
	(in thousands)
For the quarter ended:
Scheduled	$7,000	$19,821	$28,472	$16,966	$—	$9,349	$81,608
Unscheduled	29,284	21,907	58,882	31,890	—	—	141,963
December 31, 2014	$36,284	$41,728	$87,354	$48,856	$—	$9,349	$223,571

Scheduled	$37,361	$11,560	$45,631	$18,123	$43,612	$383,130	$539,417
Unscheduled	59,601	15,002	54,683	29,539	—	—	158,825
September 30, 2014	$96,962	$26,562	$100,314	$47,662	$43,612	$383,130	$698,242

Scheduled	$9,813	$13,623	$52,622	$28,681	$—	$361,831	$466,570
Unscheduled	45,094	13,575	42,550	38,465	19,622	—	159,306
June 30, 2014	$54,907	$27,198	$95,172	$67,146	$19,622	$361,831	$625,876

Scheduled	$41,587	$24,430	$48,157	$29,319	$23,744	$176,268	$343,505
Unscheduled	63,329	9,747	59,856	39,086	55,164	—	227,182
March 31, 2014	$104,916	$34,177	$108,013	$68,405	$78,908	$176,268	$570,687

Scheduled	$6,729	$24,367	$36,063	$17,463	$6,897	$303,087	$394,606
Unscheduled	54,277	11,586	61,147	30,651	—	—	157,661
December 31, 2013	$61,006	$35,953	$97,210	$48,114	$6,897	$303,087	$552,267

Scheduled	$34,455	$13,133	$47,143	$21,235	$31,994	$258,488	$406,448
Unscheduled	84,889	12,232	81,761	39,514	5,259	—	223,655
September 30, 2013	$119,344	$25,365	$128,904	$60,749	$37,253	$258,488	$630,103

Scheduled	$7,242	$11,749	$50,222	$26,056	$—	$206,511	$301,780
Unscheduled	46,479	17,682	57,385	65,776	—	—	187,322
June 30, 2013	$53,721	$29,431	$107,607	$91,832	$—	$206,511	$489,102

Scheduled	$34,014	$28,453	$37,262	$29,918	$22,509	$77,925	$230,081
Unscheduled	101,180	26,417	64,021	59,743	—	—	251,361
March 31, 2013	$135,194	$54,870	$101,283	$89,661	$22,509	$77,925	$481,442

Scheduled	$3,691	$28,695	$12,347	$17,299	$—	$3,600	$65,632
Unscheduled	43,414	35,655	91,679	68,687	—	—	239,435
December 31, 2012	$47,105	$64,350	$104,026	$85,986	$—	$3,600	$305,067

For the year ended:
Scheduled	$95,761	$69,434	$174,882	$93,089	$67,356	$930,578	$1,431,100
Unscheduled	197,308	60,231	215,971	138,980	74,786	—	687,276
December 31, 2014	$293,069	$129,665	$390,853	$232,069	$142,142	$930,578	$2,118,376

Scheduled	$82,440	$77,702	$170,690	$94,672	$61,400	$846,011	$1,332,915
Unscheduled	286,825	67,917	264,314	195,684	5,259	—	819,999
December 31, 2013	$369,265	$145,619	$435,004	$290,356	$66,659	$846,011	$2,152,914

Table 32

Lines of Business - Outstanding Business Volume
	Farm & Ranch			USDA Guarantees	Rural Utilities	Institutional Credit
	Loans	Guaranteed Securities	LTSPCs	USDA Securities	Loans	AgVantage	Total
	(in thousands)
As of:
December 31, 2014	$2,540,222	$636,086	$2,240,866	$1,798,034	$985,609	$6,396,941	$14,597,758
September 30, 2014	2,380,448	677,814	2,256,175	1,759,948	978,637	5,951,800	14,004,822
June 30, 2014	2,327,167	704,376	2,279,121	1,710,335	1,012,313	6,039,230	14,072,542
March 31, 2014	2,222,958	731,574	2,339,443	1,686,696	1,027,246	6,100,286	14,108,203
December 31, 2013	2,135,467	765,751	2,261,862	1,687,117	1,052,251	6,047,864	13,950,312
September 30, 2013	1,950,704	801,703	2,283,341	1,676,793	1,017,774	6,055,951	13,786,266
June 30, 2013	1,876,958	827,069	2,213,462	1,667,170	1,049,920	5,960,939	13,595,518
March 31, 2013	1,704,544	856,500	2,221,565	1,648,105	1,039,698	5,967,450	13,437,862
December 31, 2012	1,679,851	911,370	2,156,068	1,615,579	1,031,945	5,620,375	13,015,188

Table 33

On-Balance Sheet Outstanding Business Volume
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
December 31, 2014	$5,020,085	$2,002,943	$3,697,272	$10,720,300
September 30, 2014	4,823,897	1,919,353	3,324,703	10,067,953
June 30, 2014	4,955,560	1,881,625	3,247,011	10,084,196
March 31, 2014	4,890,979	1,834,352	3,304,094	10,029,425
December 31, 2013	4,980,500	1,827,744	3,113,224	9,921,468
September 30, 2013	4,970,420	1,802,255	2,924,785	9,697,460
June 30, 2013	4,714,119	1,871,225	2,964,004	9,549,348
March 31, 2013	4,670,617	1,797,456	2,883,474	9,351,547
December 31, 2012	4,483,454	1,803,866	2,648,103	8,935,423

The following table presents the quarterly net effective spread by segment:

Table 34

	Net Effective Spread by Line of Business
	Farm & Ranch		USDA Guarantees		Rural Utilities		Institutional Credit		Corporate		Net Effective Spread
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
For the quarter ended:
December 31, 2014 (1)	$8,682	1.71%	$5,250	1.19%	$2,908	1.18%	$7,339	0.58%	$1,732	0.26%	$25,911	0.83%
September 30, 2014	8,207	1.68%	5,073	1.18%	2,890	1.16%	7,295	0.58%	3,773	0.59%	27,238	0.89%
June 30, 2014	7,820	1.64%	4,159	0.99%	2,953	1.16%	7,257	0.57%	4,160	0.57%	26,349	0.84%
March 31, 2014 (2)	7,114	1.53%	3,784	0.91%	1,990	0.73%	6,672	0.53%	4,142	0.56%	23,702	0.75%
December 31, 2013 (2)	10,113	2.20%	4,022	0.97%	2,379	0.89%	6,210	0.49%	4,420	0.58%	27,144	0.85%
September 30, 2013	7,980	1.86%	4,505	1.09%	2,974	1.12%	6,205	0.49%	4,117	0.57%	25,781	0.83%
June 30, 2013	8,228	2.08%	4,508	1.12%	3,056	1.14%	5,977	0.48%	4,294	0.63%	26,063	0.87%
March 31, 2013	8,083	2.20%	4,694	1.17%	3,183	1.20%	5,863	0.50%	4,440	0.61%	26,263	0.90%
December 31, 2012	7,936	2.24%	4,718	1.21%	3,154	1.22%	5,970	0.52%	4,682	0.61%	26,460	0.91%

(1)
On October 1, 2014, $78.5 million of preferred stock issued by CoBank was called, resulting in a loss of net effective spread of $2.1 million or 30 basis points in the corporate segment. The impact on consolidated net effective spread for fourth quarter 2014 was 7 basis points.

(2)
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

The following table presents quarterly core earnings reconciled to net income attributable to common stockholders:

Table 35

Core Earnings by Quarter Ended
	December 2014	September 2014	June 2014	March 2014	December 2013	September 2013	June 2013	March 2013	December 2012
	(in thousands)
Revenues:
Net effective spread (1)	$25,911	$27,238	$26,349	$23,702	$27,144	$25,781	$26,063	$26,263	$26,460
Guarantee and commitment fees	6,628	6,680	6,916	7,049	7,130	7,046	6,954	6,792	6,764
Other (2)	(1,285)	(2,001)	(520)	(410)	427	(466)	3,274	186	393
Total revenues	31,254	31,917	32,745	30,341	34,701	32,361	36,291	33,241	33,617

Credit related (income)/expense:
(Release of)/provision for losses	(479)	(804)	(2,557)	674	12	(36)	(704)	1,176	1,157
REO operating expenses	48	1	59	2	3	35	259	126	47
Losses/(gains) on sale of REO	28	—	(168)	3	(26)	(39)	(1,124)	(47)	(629)
Total credit related (income)/expense	(403)	(803)	(2,666)	679	(11)	(40)	(1,569)	1,255	575

Operating expenses:
Compensation and employee benefits	4,971	4,693	4,889	4,456	4,025	4,523	4,571	4,698	5,752
General and administrative	2,992	3,123	3,288	2,794	3,104	2,827	2,715	2,917	2,913
Regulatory fees	600	593	594	594	594	593	594	594	594
Total operating expenses	8,563	8,409	8,771	7,844	7,723	7,943	7,880	8,209	9,259

Net earnings	23,094	24,311	26,640	21,818	26,989	24,458	29,980	23,777	23,783
Income tax expense/(benefit) (3)	4,858	6,327	(4,734)	4,334	5,279	6,263	7,007	6,081	5,914
Non-controlling interest	5,414	5,412	5,819	5,547	5,546	5,547	5,547	5,547	5,546
Preferred stock dividends	3,296	3,283	2,308	952	882	881	881	851	720
Core earnings	$9,526	$9,289	$23,247	$10,985	$15,282	$11,767	$16,545	$11,298	$11,603

Reconciling items (after-tax effects):
Unrealized (losses)/gains on financial derivatives and hedging activities	(3,717)	2,685	(3,053)	(2,395)	8,003	4,632	11,021	5,712	4,719
Unrealized gains/(losses) on trading assets	679	(21)	(46)	426	(50)	(407)	(212)	136	1,778
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(811)	(440)	(179)	(8,027)	(10,864)	(421)	(564)	(618)	(4,534)
Net effects of settlements on agency forwards	(30)	73	236	(176)	114	(158)	955	(338)	(102)
Lower of cost or fair value adjustments on loans held for sale	—	—	—	—	—	—	—	—	(3,863)
Net income attributable to common stockholders	$5,647	$11,586	$20,205	$813	$12,485	$15,413	$27,745	$16,190	$9,601

(1)
The difference between first quarter 2014 and fourth quarter 2013 net effective spread was due to the impact of one-time adjustments for recovered buyout interest and yield maintenance of $1.8 million in fourth quarter 2013, $0.6 million associated with the early refinancing of AgVantage securities and the recasting of certain Rural Utilities loans, and a lower day count in first quarter 2014.

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

(3)
Fourth quarter 2014 and second quarter 2014 reflect a reduction of $1.4 million and $11.6 million, respectively, in the tax valuation allowance against capital loss carryforwards related to capital gains on securities sold, not yet purchased. First quarter 2014 and fourth quarter 2013 reflect a reduction in tax valuation allowance of $0.9 million and $2.1 million, respectively, associated with certain gains on investment portfolio assets. Second quarter 2013 includes the reduction of $1.1 million of tax valuation allowance against capital loss carryforwards related to realized gains from the sale of an available-for-sale investment security.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Farmer Mac is exposed to market risk from changes in interest rates.  Farmer Mac manages this market risk by entering into various financial transactions, including financial derivatives, and by monitoring and measuring its exposure to changes in interest rates.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Interest Rate Risk" for more information about Farmer Mac's exposure to interest rate risk and its strategies to manage such risk.  For information about Farmer Mac's use of financial derivatives and related accounting policies, see Note 2(h) and Note 6 to the consolidated financial statements.

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

Under the supervision and with the participation of Farmer Mac's Chief Executive Officer and Chief Financial Officer, Farmer Mac's management assessed the effectiveness of Farmer Mac's internal control over financial reporting as of December 31, 2014.  In making this assessment, Farmer Mac's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).  Based on its evaluation under the COSO criteria, management concluded that Farmer Mac's internal control over financial reporting as of December 31, 2014 was effective.

Farmer Mac's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of Farmer Mac's internal control over financial reporting as of December 31, 2014, as stated in their report appearing below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of the Federal Agricultural Mortgage Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income/(loss), of equity, and of cash flows present fairly, in all material respects, the financial position of the Federal Agricultural Mortgage Corporation and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
McLean, Virginia
March 16, 2015

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2014	December 31, 2013
	(in thousands)
Assets:
Cash and cash equivalents	$1,363,387	$749,313
Investment securities:
Available-for-sale, at fair value	1,938,499	2,483,147
Trading, at fair value	689	928
Total investment securities	1,939,188	2,484,075
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value	3,659,281	5,091,600
Held-to-maturity, at amortized cost	1,794,620	—
Total Farmer Mac Guaranteed Securities	5,453,901	5,091,600
USDA Securities:
Available-for-sale, at fair value	1,731,222	1,553,669
Trading, at fair value	40,310	58,344
Total USDA Securities	1,771,532	1,612,013
Loans:
Loans held for investment, at amortized cost	2,833,461	2,570,125
Loans held for investment in consolidated trusts, at amortized cost	692,478	629,989
Allowance for loan losses	(5,864)	(6,866)
Total loans, net of allowance	3,520,075	3,193,248
Real estate owned, at lower of cost or fair value	421	2,617
Financial derivatives, at fair value	4,177	19,718
Interest receivable (includes $9,509 and $9,276, respectively, related to consolidated trusts)	104,550	107,201
Guarantee and commitment fees receivable	41,786	43,904
Deferred tax asset, net	33,391	44,045
Prepaid expenses and other assets	55,413	14,046
Total Assets	$14,287,821	$13,361,780

Liabilities and Equity:
Liabilities:
Notes payable:
Due within one year	$7,353,953	$7,338,781
Due after one year	5,471,186	5,001,169
Total notes payable	12,825,139	12,339,950
Debt securities of consolidated trusts held by third parties	424,214	261,760
Financial derivatives, at fair value	84,844	75,708
Accrued interest payable (includes $5,145 and $2,823, respectively, related to consolidated trusts)	48,355	53,772
Guarantee and commitment obligation	37,925	39,667
Accounts payable and accrued expenses	81,252	9,986
Reserve for losses	4,263	6,468
Total Liabilities	13,505,992	12,787,311
Commitments and Contingencies (Note 6)
Equity:
Preferred stock:
Series A, par value $25 per share, 2,400,000 shares authorized, issued and outstanding	58,333	58,333
Series B, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,044	—
Series C, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,382	—
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,406,267 shares and 9,354,804 shares outstanding, respectively	9,406	9,355
Additional paid-in capital	113,559	110,722
Accumulated other comprehensive income/(loss), net of tax	15,533	(16,202)
Retained earnings	201,013	168,877
Total Stockholders' Equity	545,801	332,616
Non-controlling interest - preferred stock	236,028	241,853
Total Equity	781,829	574,469
Total Liabilities and Equity	$14,287,821	$13,361,780
The accompanying notes are an integral part of these financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$17,269	$21,940	$24,729
Farmer Mac Guaranteed Securities and USDA Securities	118,430	128,399	136,297
Loans	94,875	85,059	103,644
Total interest income	230,574	235,398	264,670
Total interest expense	170,720	137,276	142,690
Net interest income	59,854	98,122	121,980
Release of/(provision for) loan losses	961	481	(3,691)
Net interest income after release of/(provision for) loan losses	60,815	98,603	118,289
Non-interest income:
Guarantee and commitment fees	25,187	26,958	24,963
(Losses)/gains on financial derivatives and hedging activities	(21,646)	31,764	(19,829)
Gains/(losses) on trading securities	38,629	(819)	307
(Losses)/gains on sale of available-for-sale investment securities	(238)	2,113	18
Gains on repurchase of debt	—	1,462	—
Gains on sale of real estate owned	137	1,236	878
Lower of cost or fair value adjustment on loans held for sale	—	—	(5,943)
Other income	1,714	3,057	3,341
Non-interest income	43,783	65,771	3,735
Non-interest expense:
Compensation and employee benefits	19,009	17,817	19,186
General and administrative	12,197	11,563	11,123
Regulatory fees	2,381	2,375	2,281
Real estate owned operating costs, net	110	423	134
(Release of)/provision for reserve for losses	(2,205)	929	(1,816)
Non-interest expense	31,492	33,107	30,908
Income before income taxes	73,106	131,267	91,116
Income tax expense	2,824	33,752	22,156
Net income	70,282	97,515	68,960
Less: Net income attributable to non-controlling interest - preferred stock dividends	(22,192)	(22,187)	(22,187)
Net income attributable to Farmer Mac	48,090	75,328	46,773
Preferred stock dividends	(9,839)	(3,495)	(2,879)
Net income attributable to common stockholders	$38,251	$71,833	$43,894

Earnings per common share and dividends:
Basic earnings per common share	$3.50	$6.64	$4.19
Diluted earnings per common share	$3.37	$6.41	$3.98
The accompanying notes are an integral part of these financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net income	$70,282	$97,515	$68,960
Other comprehensive income/(loss), net of tax:
Unrealized holding gains/(losses) on available-for-sale securities (1)	44,900	(75,465)	2,165
Unrealized (losses)/gains on cash flow hedges (2)	(226)	70	—
Less reclassification adjustments included in:
(Losses)/gains on financial derivatives and hedging activities (3)	(12,488)	(12,598)	(6,358)
(Losses)/gains on sale of available-for-sale investment securities (4)	155	(1,374)	(12)
Other income (5)	(606)	(804)	(1,196)
Other comprehensive income/(loss)	31,735	(90,171)	(5,401)
Comprehensive income	102,017	7,344	63,559
Less: Comprehensive income attributable to noncontrolling interest - preferred stock dividends	(22,192)	(22,187)	(22,187)
Comprehensive income/(loss) attributable to Farmer Mac	$79,825	$(14,843)	$41,372

(1)	Presented net of income tax expense of $24.2 million, benefit of $40.6 million, and expense of $1.2 million for the years ended December 31, 2014, 2013, and 2012, respectively

(2)	Presented net of income tax benefit of $0.1 million and expense of $38,000 for the years ended December 31, 2014 and 2013, respectively.

(3)
Relates to the amortization of the unrealized gains on the hedged items prior to application of hedge accounting. Presented net of income tax benefit of $6.7 million, $6.8 million, and $3.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.

(4)
Represents realized gains on sales of available-for-sale investment securities. Presented net of income tax expense of $0.1 million and tax benefit of $0.7 million and $6,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

(5)
Represents amortization of deferred gains related to certain available-for-sale USDA Securities and Farmer Mac Guaranteed USDA Securities. Presented net of income tax benefit of $0.3 million, $0.4 million and $0.6 million for the years ended December 31, 2014, 2013, and 2012, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	For the Year Ended December 31,
	2014		2013		2012
	Shares	Amount	Shares	Amount	Shares	Amount
	(in thousands)
Preferred stock:
Balance, beginning of period	2,400	$58,333	58	$57,578	58	$57,578
Issuance of Series A preferred stock	—	—	2,400	58,333	—	—
Issuance of Series B preferred stock	3,000	73,044	—	—	—	—
Issuance of Series C preferred stock	3,000	73,382	—	—	—	—
Redemption of retired Series C preferred stock (retired on January 17, 2013)	—	—	(58)	(57,578)	—	—
Balance, end of period	8,400	$204,759	2,400	$58,333	58	$57,578
Common stock:
Balance, beginning of period	10,886	$10,886	10,702	$10,702	10,357	$10,357
Issuance of Class C common stock	51	51	184	184	345	345
Balance, end of period	10,937	$10,937	10,886	$10,886	10,702	$10,702
Additional paid-in capital:
Balance, beginning of period		$110,722		$106,617		$102,821
Stock-based compensation expense		2,859		2,966		2,428
Issuance of Class C common stock		19		25		14
Tax effect of stock-based awards		(41)		1,114		1,354
Balance, end of period		$113,559		$110,722		$106,617
Retained earnings:
Balance, beginning of period		$168,877		$102,243		$62,554
Net income attributable to Farmer Mac		48,090		75,328		46,773
Cash dividends:
Preferred stock, Series A ($1.4688 per share in 2014 and $1.3994 per share in 2013)		(3,525)		(3,359)		—
Preferred stock, Series B ($1.3129 per share)		(3,939)		—		—
Preferred stock, Series C ($0.7917 per share)		(2,375)		—		—
Preferred stock, retired Series C ($2.36 per share in 2013 and $50 per share in 2012, retired on January 17, 2013)		—		(136)		(2,879)
Common stock ($0.56 per share in 2014, $0.48 per share in 2013, and $0.40 per share in 2012)		(6,115)		(5,199)		(4,205)
Balance, end of period		$201,013		$168,877		$102,243
Accumulated other comprehensive income:
Balance, beginning of period		$(16,202)		$73,969		$79,370
Other comprehensive income/(loss), net of tax		31,735		(90,171)		(5,401)
Balance, end of period		$15,533		$(16,202)		$73,969
Total Stockholders' Equity		$545,801		$332,616		$351,109
Non-controlling interest:
Balance, beginning of period - preferred stock, Farmer Mac II LLC		$241,853		$241,853		$241,853
Investment in Contour - origination of a non-controlling interest		175		—		—
Purchase of non-controlling interest - preferred stock		(6,000)		—		—
Balance, end of period		$236,028		$241,853		$241,853
Total Equity		$781,829		$574,469		$592,962

The accompanying notes are an integral part of these financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$70,282	$97,515	$68,960
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums, and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Securities	18,461	26,217	19,643
Amortization of debt premiums, discounts and issuance costs	9,689	11,839	14,658
Net change in fair value of trading securities, hedged assets, and financial derivatives	8,213	(44,362)	(1,017)
Losses/(gains) on sale of available-for-sale investment securities	238	(2,113)	(18)
Gains on repurchase of debt	—	(1,462)	—
Gains on sale of real estate owned	(137)	(1,236)	(878)
Total (release of)/provision for losses	(3,166)	448	1,875
Deferred income taxes	(6,979)	6,670	(1,982)
Stock-based compensation expense	2,859	2,967	2,428
Proceeds from repayment of trading investment securities	685	774	810
Purchases of loans held for sale	—	—	(171,925)
Proceeds from repayment of loans purchased as held for sale	98,712	168,589	151,473
Net change in:
Interest receivable	2,657	(3,835)	6,938
Guarantee and commitment fees receivable	2,118	(2,115)	(10,405)
Other assets	(39,624)	52,872	(43,200)
Accrued interest payable	(5,417)	1,993	(9,075)
Other liabilities	(3,539)	(771)	5,018
Net cash provided by operating activities	155,052	313,990	33,303
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(1,545,658)	(1,703,082)	(1,888,352)
Purchases of Farmer Mac Guaranteed Securities and USDA Securities	(1,555,272)	(1,635,394)	(1,469,057)
Purchases of loans held for investment	(749,099)	(911,846)	(564,251)
Purchases of defaulted loans	(705)	(6,704)	(17,024)
Proceeds from repayment of available-for-sale investment securities	1,327,044	1,350,491	1,410,427
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Securities	1,154,732	1,125,270	862,992
Proceeds from repayment of loans purchased as held for investment	337,466	265,151	289,318
Proceeds from sale of available-for-sale investment securities	770,149	366,562	7,018
Proceeds from sale of Farmer Mac Guaranteed Securities	175,754	150,417	38,063
Proceeds from sale of real estate owned	1,927	4,042	2,056
Net cash used in investing activities	(83,662)	(995,093)	(1,328,810)
Cash flows from financing activities:
Proceeds from issuance of discount notes	38,388,899	64,859,652	67,404,261
Proceeds from issuance of medium-term notes	3,544,818	2,886,783	3,358,188
Payments to redeem discount notes	(38,350,229)	(64,952,365)	(67,577,763)
Payments to redeem medium-term notes	(3,108,000)	(2,066,602)	(1,790,000)
Excess tax benefits related to stock-based awards	51	1,160	2,113
Payments to third parties on debt securities of consolidated trusts	(37,512)	(56,278)	(106,438)
Proceeds from common stock issuance	244	1,913	2,935
Proceeds from Series A Preferred stock issuance	—	58,333	—
Proceeds from Series B Preferred stock issuance	73,044	—	—
Proceeds from Series C Preferred stock issuance	73,382	—	—
Retirement of Series C Preferred stock	—	(57,578)	—
Investment in Contour	175	—	—
Purchase of interest - Non-controlling interest - preferred stock	(6,000)	—	—
Dividends paid - Non-controlling interest - preferred stock	(22,192)	(22,187)	(22,187)
Dividends paid on common and preferred stock	(13,996)	(7,979)	(7,084)
Net cash provided by financing activities	542,684	644,852	1,264,025
Net increase/(decrease) in cash and cash equivalents	614,074	(36,251)	(31,482)
Cash and cash equivalents at beginning of period	749,313	785,564	817,046
Cash and cash equivalents at end of period	$1,363,387	$749,313	$785,564
 The accompanying notes are an integral part of these financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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

Effective January 1, 2014, Farmer Mac determined the reportable segments of its four lines of business to be – Farm & Ranch, USDA Guarantees, Rural Utilities, and Institutional Credit.  See Note 14 for information about Farmer Mac's reportable segments. As of December 31, 2014, the total outstanding balance in all of Farmer Mac's lines of business was $14.6 billion.

Under the Farm & Ranch line of business, Farmer Mac purchases eligible mortgage loans secured by first liens on agricultural real estate and rural housing.  Farmer Mac also guarantees securities representing interests in pools of mortgage loans eligible for the Farm & Ranch line of business.  Additionally, Farmer Mac commits to purchase, subject to the terms of the applicable LTSPC agreement, eligible Farm & Ranch mortgage loans. The securities guaranteed by Farmer Mac under this line of business are referred to as "Farm & Ranch Guaranteed Securities."  To be eligible, loans must meet Farmer Mac's credit underwriting, collateral valuation, documentation, and other specified standards.  As of December 31, 2014, outstanding loans held by Farmer Mac, loans that either backed off-balance sheet Farm & Ranch Guaranteed Securities or were subject to LTSPCs, and other Farm & Ranch Guaranteed Securities totaled $5.4 billion.

Under the USDA Guarantees line of business, Farmer Mac II LLC, a subsidiary of Farmer Mac, purchases the portions of certain agricultural, rural development, business and industry, and community facilities loans guaranteed by the United States Department of Agriculture under the Consolidated Farm and Rural Development Act (7 U.S.C. §§ 1921 et seq.).  USDA-guaranteed portions are referred to and presented on the consolidated balance sheets as "USDA Securities."  Farmer Mac II LLC also purchases USDA Securities in exchange for issuing securities to third parties backed by those USDA Securities, which are then also guaranteed by Farmer Mac. These issued securities are referred to and presented on the consolidated balance sheets as Farmer Mac Guaranteed USDA Securities. As of December 31, 2014, outstanding Farmer Mac Guaranteed USDA Securities and USDA Securities totaled $1.8 billion.

Farmer Mac's authorized activities under the Rural Utilities line of business are similar to those conducted under the Farm & Ranch line of business – purchases of, and guarantees of securities backed by, eligible rural utilities loans.  To be eligible, loans must meet Farmer Mac's credit underwriting and other specified standards.  Farmer Mac has retained in its portfolio all of the rural utilities loans and, to date, has not issued any LTSPCs under the Rural Utilities line of business.  As of December 31, 2014, the aggregate outstanding principal balance of rural utilities loans held was $1.0 billion.

Under the Institutional Credit line of business, Farmer Mac guarantees and purchases general obligations of lenders that are secured by pools of loans that would be eligible under Farmer Mac's Farm & Ranch, USDA Guarantees, or Rural Utilities lines of business. AgVantage® is a registered trademark of Farmer Mac used to designate Farmer Mac's guarantees of securities related to these general obligations of lenders that are secured by pools of eligible loans and that comprise the Institutional Credit line of business.  For more information on the products currently offered under Farmer Mac's Institutional Credit line of business, see "Business—Farmer Mac Lines of Business—Institutional Credit."  As of December 31, 2014, outstanding securities held or guaranteed by Farmer Mac in its Institutional Credit line of business totaled $6.4 billion.

Farm & Ranch Guaranteed Securities, Farmer Mac Guaranteed USDA Securities, and AgVantage Securities are collectively referred to as "Farmer Mac Guaranteed Securities."  The assets collateralizing Farmer Mac Guaranteed Securities include (1) loans or loan participation interests eligible for purchase under either the Farm & Ranch or Rural Utilities lines of business or (2) USDA Securities eligible for purchase under the USDA Guarantees line of business.  Farmer Mac guarantees the timely payment of principal and interest on the resulting Farmer Mac Guaranteed Securities.  Farmer Mac may retain Farmer Mac Guaranteed Securities in its portfolio or sell them to third parties.

Farmer Mac's two principal sources of revenue are:

•	interest income earned on assets held on balance sheet, net of related funding costs and interest payments and receipts on financial derivatives; and

•	guarantee and commitment fees received in connection with outstanding Farmer Mac Guaranteed Securities and LTSPCs.

Farmer Mac funds its purchases of eligible loan assets and liquidity investment assets primarily by issuing debt obligations of various maturities in the public capital markets.  As of December 31, 2014, Farmer Mac had $4.9 billion of discount notes and $7.9 billion of medium-term notes outstanding.  The proceeds of debt issuance are invested in loan purchases, Farmer Mac Guaranteed Securities, and liquidity investment assets in accordance with policies established by Farmer Mac's board of directors that comply with regulations promulgated by the Farm Credit Administration ("FCA").

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

The consolidated financial statements include the accounts of Farmer Mac and its three subsidiaries: (1) Farmer Mac Mortgage Securities Corporation ("FMMSC"), whose principal activities are to facilitate the purchase and issuance of Farmer Mac Guaranteed Securities; (2) Farmer Mac II LLC, whose principal activity is the operation of substantially all of the business related to the USDA Guarantees line of business – primarily the acquisition of USDA Securities; and (3) Contour Valuation Services, LLC, whose principal activity is to appraise agricultural real estate.  The consolidated financial statements also include the accounts of variable interest entities ("VIEs") in which Farmer Mac determined itself to be the primary beneficiary.  See Note 2(q) for more information on consolidated VIEs.

A guarantee by Farmer Mac of timely payment of principal and interest is an explicit element of the terms of all Farmer Mac Guaranteed Securities.  When Farmer Mac retains such securities in its portfolio, that guarantee is not extinguished.  For Farmer Mac Guaranteed Securities held in Farmer Mac's portfolio, Farmer Mac has entered into guarantee arrangements with FMMSC.  The guarantee fee rate established between Farmer Mac and FMMSC is an element in determining the fair value of these Farmer Mac Guaranteed Securities, and guarantee fees related to these securities are reflected in guarantee and commitment fees in the consolidated statements of operations.  These guarantee fees totaled $10.1 million in 2014, $10.9 million in 2013, and $10.3 million in 2012. The corresponding expense of FMMSC has been eliminated against interest income in consolidation.  All other inter-company balances and transactions have been eliminated in consolidation.

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

The following table sets forth information regarding certain cash and non-cash transactions for the years ended December 31, 2014, 2013, and 2012:

Table 2.1

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash paid during the period for:
Interest	$171,644	$114,609	$112,663
Income taxes	12,750	23,000	21,500
Non-cash activity:
Real estate owned acquired through loan liquidation	—	1,443	2,280
Loans acquired and securitized as Farmer Mac Guaranteed Securities	175,754	150,417	32,736
Purchases of securities - traded, not yet settled	70,178	—	—
Consolidation of Farm & Ranch Guaranteed Securities from off-balance sheet to loans held for investment in consolidated trusts and to debt securities of consolidated trusts held by third parties	199,906	150,417	32,736
Deconsolidation of loans held for investment in consolidated trusts and debt securities of consolidated trusts held by third parties - transferred to off-balance sheet Farm & Ranch Guaranteed Securities	—	—	460,261
Transfers of loans held for sale to loans held for investment	—	673,991	—
Transfers of available-for-sale Farmer Mac Guaranteed Securities to held-to-maturity	1,632,786	—	—

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

(c)	Transfers of Financial Assets and Liabilities

Securities purchased under agreements to resell are treated as collateralized lending transactions. Farmer Mac's counterparties are required to pledge collateral for transactions involving securities purchased under agreements to resell. Farmer Mac considers the types of securities being pledged as collateral when determining how much to lend in these transactions. Additionally, on a daily basis, Farmer Mac reviews the fair values of these securities compared to amounts loaned and derivative counterparty collateral posting thresholds in an effort to minimize exposure to losses. These transactions are reported as securities purchased under agreements to resell in the consolidated balance sheets except for securities purchased under agreements to resell on an overnight basis, which are included in cash and cash equivalents in the consolidated balance sheets. Farmer Mac records securities purchased under agreements to resell at the amount loaned in the consolidated balance sheets. The resulting fees for these transactions are included in interest income in the consolidated statements of operations. As of December 31, 2014 and 2013, there were no outstanding securities purchased under agreements to resell.

Securities sold, not yet purchased, represent obligations of Farmer Mac to deliver specified securities at contracted prices, which would thereby require Farmer Mac to purchase the securities in the market at prevailing prices. Farmer Mac records securities sold, not yet purchased in the consolidated balance sheets at fair value with changes in fair value recognized in "Gains/(losses) on trading securities" in the consolidated statements of operations. The resulting interest expense for these transactions is included in interest expense in the consolidated statements of operations. As of December 31, 2014 and 2013, there were no outstanding securities sold, not yet purchased.

(d)	Investment Securities, Farmer Mac Guaranteed Securities, and USDA Securities

Securities for which Farmer Mac does not have the positive intent and ability to hold to maturity are classified as available-for-sale or trading and are carried at estimated fair value.  Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated other comprehensive income in stockholders' equity.  For securities classified as trading, unrealized gains and losses are included in earnings.  Gains and losses on the sale of available-for-sale and trading securities are determined using the specific identification cost method.  As of December 31, 2013, Farmer Mac did not classify any securities as held-to-maturity. However, effective January 1, 2014, Farmer Mac transferred $1.6 billion of available-for-sale securities to a held-to-maturity classification as the company currently has the intent to hold the securities to maturity.

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

(e)	Loans

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

(f)	Securitization of Loans

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

Farmer Mac contracts with third parties to operate or preserve real estate owned and offered for sale when appropriate to maintain property value.  Non-recoverable costs are expensed as incurred and those related to the production of saleable goods or crops are capitalized to the extent they are realizable.  As revenues from the sale of goods or crops are received, they are applied first to any capitalized costs and any remaining revenues offset non-recoverable expenses incurred.  Farmer Mac had no capitalized costs as of December 31, 2014 and 2013.

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

All financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Changes in the fair values of financial derivatives not designated as cash flow hedges are reported in "(Losses)/gains on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in fair value hedging relationships, changes in the fair values of the hedged items related to the risk being hedged are also reported in "(Losses)/gains on financial derivatives and hedging activities" in the consolidated statements of operations. The accrual of the contractual amounts due on the financial derivative is included as an adjustment to the yield of the hedged item and is reported in net interest income. For financial derivatives designated in cash flow hedging relationships, the effective portion of the derivative gain/loss is recorded in other comprehensive income; amounts are disclosed as a reclassification out of other comprehensive income when the hedged transaction affects earnings. Any ineffective portion of designated hedge transactions is recognized immediately in "(Losses)/gains on financial derivatives and hedging activities" in the consolidated statements of operations.

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

(j)	Allowance for Loan Losses and Reserve for Losses

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

Management believes that its use of this methodology produces a reasonable estimate of probable losses, as of the balance sheet date, for all loans held in the Farm & Ranch portfolio and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs. There were no purchases or sales during 2014 that materially affected the credit profile of the Farm & Ranch portfolio.

Rural Utilities

Farmer Mac separately evaluates the rural utilities loans it owns to determine if there are any probable losses inherent in those assets.  No allowance for losses has been provided for this portfolio segment based on the credit quality of the collateral supporting rural utilities assets and Farmer Mac's counterparty risk analysis. As of December 31, 2014 there were no delinquencies and no probable losses inherent in Farmer Mac's rural utilities loans.

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

Estimated selling costs are based on historical selling costs incurred by Farmer Mac or management's best estimate of selling costs for a particular property.  For the remaining impaired assets without updated valuations, this analysis is performed in the aggregate in consideration of the similar risk characteristics of the assets and historical statistics. Farmer Mac considers appraisals aged more than two years as of the reporting period end date to be outdated. Farmer Mac believes this methodology that uses loan classification scores and historical loss experience is a better indication of impairment for these collateral-dependent loans than other valuation methods.

(k)	Earnings Per Common Share

Basic earnings per common share ("EPS") is based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per common share is based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options, stock appreciation rights ("SARs"), and non-vested restricted stock awards.  The following schedule reconciles basic and diluted EPS for the years ended December 31, 2014, 2013, and 2012:

Table 2.2

	For the Year Ended December 31,
	2014			2013			2012
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$38,251	10,920	$3.50	$71,833	10,816	$6.64	$43,894	10,479	$4.19
Effect of dilutive securities (1):
Stock options, SARs and restricted stock	—	447	(0.13)	—	393	(0.23)	—	540	(0.21)
Diluted EPS	$38,251	11,367	$3.37	$71,833	11,209	$6.41	$43,894	11,019	$3.98

(1)
For the years ended December 31, 2014, 2013, and 2012, stock options and SARs of 109,143, 33,730, and 317,253, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the years ended December 31, 2014, 2013, and 2012, contingent shares of non-vested restricted stock of 36,784, 26,696, and 79,300, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions were not met.

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

Farmer Mac accounts for its stock-based employee compensation plans using the grant date fair value method of accounting.  Farmer Mac measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award determined using the Black-Scholes option pricing model.  The cost is recognized over the period during which an employee is required to provide service in exchange for the award. For performance-based grants, Farmer Mac recognizes the grant-date fair value over the vesting period as long as it remains probable that the performance conditions will be met. If the service or performance conditions are not met, Farmer Mac reverses previously recognized compensation expense upon forfeiture.

Farmer Mac recognized $2.9 million, $3.0 million, and $2.5 million of compensation expense related to stock options, SARs, and non-vested restricted stock awards for 2014, 2013, and 2012, respectively.

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

For those trusts where Farmer Mac has a variable interest but has not been determined to be the primary beneficiary, Farmer Mac's interests are presented as either "Farmer Mac Guaranteed Securities," "USDA Securities," or "Investment securities" on the consolidated balance sheets.  Farmer Mac's involvement in VIEs classified as Farmer Mac Guaranteed Securities or USDA Securities include securitization trusts under the USDA Guarantees line of business and certain trusts related to AgVantage securities.  In the case of USDA guaranteed trusts, Farmer Mac is not determined to be the primary beneficiary because it does not have the decision-making power over default mitigation activities.  Based on the USDA's program authority over the servicing and default mitigation activities of the USDA guaranteed portions of loans, Farmer Mac believes that the USDA has the power to direct the activities that most significantly impact the trust's economic performance. Farmer Mac does not have exposure to losses that could be significant to the trust and there are no triggers that would result in Farmer Mac superseding the USDA's authority with regard to directing the activities of the trust. For the AgVantage trusts, Farmer Mac currently does not have the power to direct the activities that have the most significant economic impact to the trust unless, as guarantor, there is a default by the issuer of the trust securities.  Should there be a default,

Farmer Mac would reassess whether it is the primary beneficiary of those trusts.  The amounts disclosed in the tables below represent Farmer Mac's holdings of a portion of the beneficial interests issued by these AgVantage Trusts. For VIEs classified as investment securities, which include auction-rate certificates, asset-backed securities, and government-sponsored enterprise ("GSE")-guaranteed mortgage-backed securities, Farmer Mac is determined not to be the primary beneficiary because of the lack of voting rights or other powers to direct the activities of the trust.  The following tables present, by line of business, details about the consolidation of VIEs:

Table 2.3

	Consolidation of Variable Interest Entities
	As of December 31, 2014
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost (1)	$421,355	$—	$271,123	$—	$—	$692,478
Debt securities of consolidated trusts held by third parties (2)	424,214	—	—	—	—	424,214
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value (3)	—	27,620	—	32,415	—	60,035
Maximum exposure to loss (4)	—	27,832	—	30,000	—	57,832
Investment securities:
Carrying value (5)	—	—	—	—	409,657	409,657
Maximum exposure to loss (4) (5)	—	—	—	—	412,690	412,690
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (4) (6)	636,086	13,978	—	970,000	—	1,620,064
(1) Includes unamortized premiums related to the Rural Utilities line of business of $3.7 million.
(2) Includes borrower remittances of $2.9 million. The borrower remittances have not been passed through to third party investors as of December 31, 2014.
(3) Includes $0.2 million of unamortized premiums and discounts and fair value adjustments related to the USDA Guarantees line of business. Includes fair value adjustments related to the Institutional Credit line of business of $2.4 million.
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

Receivables

In January 2014, the FASB issued ASU 2014-04, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” This update clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.” ASU 2014-04 is effective for interim and annual periods beginning after December 15, 2014. The adoption of the new guidance will not have a material effect on Farmer Mac’s financial position, results of operations, or cash flows.

(s)	Reclassifications

Certain reclassifications of prior period information were made to conform to the current period presentation.

3.	RELATED PARTY TRANSACTIONS

Farmer Mac considers an entity to be a related party if (1) the entity holds at least five percent of a class of Farmer Mac voting common stock or (2) the institution has an affiliation with a Farmer Mac director and conducts material business with Farmer Mac. As provided by Farmer Mac's statutory charter, only banks, insurance companies, and other financial institutions or similar entities may hold Farmer Mac's Class A voting common stock and only institutions of the Farm Credit System may hold Farmer Mac's Class B voting common stock.  Farmer Mac's statutory charter also provides that Class A stockholders elect five members of Farmer Mac's 15-member board of directors and that Class B stockholders elect five members of the board of directors.  Additionally, in order to participate in the Farm & Ranch program, a financial institution must own a requisite amount of Farmer Mac's common stock, based on the size and type of institution.  As a result of these requirements, Farmer Mac conducts business with related parties in the normal course of Farmer Mac's business. All related party transactions were conducted with terms and conditions comparable to those available to any other participant in Farmer Mac's lines of business not related to Farmer Mac.

Zions First National Bank:

Farmer Mac considers Zions First National Bank and its affiliates ("Zions") a related party due to the ownership by Zions of approximately 31.2 percent of Class A voting common stock. The following transactions occurred between Farmer Mac and Zions during 2014, 2013, and 2012:

Table 3.1

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Unpaid Principal Balance:
Purchases:
Loans	$155,808	$210,088	$168,826
USDA Securities	42,637	13,153	14,415
On-balance sheet AgVantage Securities	50,237	—	—
Sales of Farmer Mac Guaranteed Securities	147,234	120,409	5,327

The purchases of loans from Zions under the Farm & Ranch line of business represented approximately 22.3 percent, 25.5 percent, and 29.6 percent of Farm & Ranch loan purchases for the years ended December 31, 2014, 2013, and 2012, respectively, and 14.6 percent, 15.4 percent, and 12.8 percent, respectively, of total new Farm & Ranch business volume. The purchases of USDA Securities from Zions under the USDA Guarantees line of business represented approximately 12.4 percent, 3.6 percent, and 3.0 percent of purchases in that line of business for the years ended December 31, 2014, 2013, and 2012, respectively. Outstanding Farm & Ranch loans, USDA Securities, and AgVantage securities purchased from Zions represented 5.9 percent and 5.1 percent, respectively, of Farmer Mac's outstanding business volume as of December 31, 2014 and 2013.

Zions retained servicing fees of $8.4 million, $7.0 million, and $6.5 million in 2014, 2013, and 2012, respectively, for its work as a Farmer Mac servicer.

Farmer Mac and Zions were parties to interest rate swap contracts having an aggregate outstanding notional amount of approximately $29.3 million as of December 31, 2013.  As of December 31, 2013, Farmer Mac had net interest payable to Zions under those contracts of approximately $0.3 million. There were no interest rate swap contracts outstanding between Farmer Mac and Zions as of December 31, 2014. Zions acted as dealer for $5.0 million par value of Farmer Mac medium term notes during 2014 and none for 2013 and 2012. The related commissions Farmer Mac paid to Zions for these services were immaterial.

The National Rural Utilities Cooperative Financial Corporation:

Farmer Mac considers the National Rural Utilities Cooperative Financial Corporation ("CFC") a related party due to its ownership of approximately 7.9 percent of Class A voting common stock. The following transactions occurred between Farmer Mac and CFC during 2014, 2013, and 2012:

Table 3.2

Farmer Mac Loan Purchases and Guarantees
	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Unpaid Principal Balance:
Loans	$75,500	$86,965	$166,117
On-balance sheet AgVantage Securities	820,775	820,000	383,406
Off-balance sheet AgVantage Securities	7,190	—	—
Total purchases and guarantees	$903,465	$906,965	$549,523

The transactions with CFC represented 100 percent of Farmer Mac's loan purchase volume under the Rural Utilities line of business for 2014, 2013, and 2012, represented 64.7 percent, 64.4 percent, and 38.9 percent of AgVantage securities volume under the Institutional Credit line of business for 2014, 2013, and 2012, respectively, and represented 32.7 percent, 29.4 percent, and 18.6 percent of total purchases for 2014, 2013, and 2012, respectively. Of Farmer Mac's total outstanding business volume as of December 31, 2014 and 2013, Rural Utilities loans and AgVantage securities issued by CFC represented 18.7 percent and 18.6 percent, respectively. As of December 31, 2014 and for the year then ended, Farmer Mac had guarantee fees receivable of $0.3 million from CFC and earned guarantee fees of $3.2 million.  As of December 31, 2013 and for the year then ended, Farmer Mac had guarantee fees receivable of $0.7 million from CFC and earned guarantee fees of $4.1 million.  As of December 31, 2012 and for the year then ended, Farmer Mac had guarantee fees receivable of $0.7 million from CFC and earned guarantee fees of $4.4 million.

Farmer Mac also had interest receivable of $0.9 million and $5.6 million as of December 31, 2014 and 2013, respectively, and earned interest income of $12.7 million, $23.7 million, and $28.0 million during 2014, 2013, and 2012, respectively, related to its AgVantage transactions with CFC.

CFC retained servicing fees of $3.4 million in both 2014 and 2013 and $3.0 million in 2012 for its work as a Farmer Mac central servicer.

AgFirst Farm Credit Bank:

Farmer Mac has a related party relationship with AgFirst Farm Credit Bank ("AgFirst") resulting from AgFirst being a holder of approximately 16.8 percent of Farmer Mac Class B voting common stock.

AgFirst entered into $19.7 million, $8.1 million, and $16.8 million of LTSPC transactions in 2014, 2013, and 2012, respectively, and the aggregate balance of LTSPCs outstanding as of December 31, 2014 and 2013 was $112.8 million and $131.8 million, respectively. Farmer Mac received from AgFirst $0.6 million, $0.7 million, and $0.8 million in commitment fees in 2014, 2013, and 2012, respectively, and had $0.1 million of commitment fees receivable as of both December 31, 2014 and 2013.

AgFirst owns certain securities backed by rural housing loans for which Farmer Mac is the second-loss guarantor for the last ten percent.  As of December 31, 2014 and 2013, the outstanding balance of those securities owned by AgFirst was $28.9 million and $121.9 million, respectively.  Farmer Mac received guarantee fees of $0.1 million in 2014 and $0.5 million in both 2013 and 2012 on those securities.

Farm Credit Bank of Texas:

Farmer Mac has a related party relationship with Farm Credit Bank of Texas resulting from the bank being a holder of approximately 7.7 percent of Farmer Mac Class B voting common stock. During 2014, 2013, and 2012, Farmer Mac did not enter into any new LTSPCs with Farm Credit Bank of Texas. Farmer Mac received from Farm Credit Bank of Texas commitment fees of $0.2 million in both 2014 and 2013 and $0.3 million in 2012. The aggregate amount of LTSPCs outstanding with Farm Credit Bank of Texas as of December 31, 2014 and 2013 was $51.5 million and $63.2 million, respectively. In 2014, 2013, and 2012, Farm Credit Bank of Texas retained $0.4 million, $0.5 million, and $0.6 million, respectively, in servicing fees for its work as a Farmer Mac central servicer.

Farm Credit West:

Farmer Mac had a related party relationship with Farm Credit West, ACA during 2012 resulting from a member of Farmer Mac's board of directors being the Executive Vice President of Farm Credit West. Effective in June 2012, Farm Credit West was no longer a related party because the Executive Vice President of Farm Credit West was no longer a member of Farmer Mac's board of directors. Amounts, where presented for 2012, represent activity for the entire year.

During 2012, Farm Credit West entered into $8.1 million of new LTSPCs. Farmer Mac received from Farm Credit West commitment fees of $0.3 million for the year ended December 31, 2012. During 2003 and 2006, Farm Credit West, ACA converted $722.3 million and $129.0 million, respectively, of existing LTSPCs to Farm & Ranch Guaranteed Securities. The aggregate amount of LTSPCs outstanding as of December 31, 2012 was $95.4 million and the outstanding principal balance of the converted securities was $420.9 million. Farmer Mac understands that the current owner of some of those Farmer Mac Guaranteed Securities is CoBank, FCB. Farmer Mac received $1.9 million in guarantee fees on those securities during 2012. In 2012, Farm Credit West retained $0.9 million in servicing fees for its work as a Farmer Mac central servicer.

Other Related Party Transactions:

Farmer Mac purchased $35.1 million, $61.6 million, and $37.1 million in loans from First Dakota National Bank in 2014, 2013, and 2012, respectively. Farmer Mac entered into no new LTSPCs in 2014, $1.0 million in 2013, and none in 2012, respectively with First Dakota National Bank. First Dakota National Bank retained servicing fees of $0.8 million, $0.6 million, and $0.5 million in 2014, 2013, and 2012, respectively, for its work as a Farmer Mac servicer. Farmer Mac purchased $4.5 million, $9.3 million, and $4.4 million in USDA Securities from Bath State Bank in 2014, 2013, and 2012, respectively. Farmer Mac entered into $20.2 million, $27.5 million, $51.5 million of new LTSPCs with AgGeorgia and received $0.1 million of commitment fees during 2014, 2013, and 2012. These institutions had a related party relationship with Farmer Mac resulting from a member or former member of Farmer Mac's board of directors being affiliated with the entity.

Farmer Mac owned $70.0 million of subordinated debt issued by CoBank as of December 31, 2014 and 2013, respectively, and $78.5 million par value of preferred stock as of December 31, 2013. CoBank called the preferred stock on October 1, 2014. Farmer Mac has a related party relationship with CoBank because CoBank is a major holder (32.6 percent) of Farmer Mac Class B voting common stock.

4.	INVESTMENT SECURITIES

The following tables set forth information about Farmer Mac's investment securities as of December 31, 2014 and 2013:

Table 4.1

	As of December 31, 2014
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$46,600	$—	$46,600	$—	$(6,024)	$40,576
Floating rate asset-backed securities	100,730	(74)	100,656	283	(37)	100,902
Floating rate corporate debt securities	10,000	—	10,000	91	—	10,091
Fixed rate corporate debt securities	30,000	(10)	29,990	35	—	30,025
Floating rate Government/GSE guaranteed mortgage-backed securities	605,053	3,431	608,484	4,712	(443)	612,753
Fixed rate GSE guaranteed mortgage-backed securities (1)	853	3,542	4,395	3,807	—	8,202
Floating rate GSE subordinated debt	70,000	—	70,000	—	(3,680)	66,320
Fixed rate senior agency debt	18,806	130	18,936	3	—	18,939
Floating rate U.S. Treasuries	75,000	(10)	74,990	—	(11)	74,979
Fixed rate U.S. Treasuries	975,194	462	975,656	72	(16)	975,712
Total available-for-sale	1,932,236	7,471	1,939,707	9,003	(10,211)	1,938,499
Trading:
Floating rate asset-backed securities	2,868	—	2,868	—	(2,179)	689
Total investment securities	$1,935,104	$7,471	$1,942,575	$9,003	$(12,390)	$1,939,188

(1)	Fair value includes $7.3 million of an interest-only security with a notional amount of $152.4 million.

	As of December 31, 2013
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$74,100	$—	$74,100	$—	$(8,815)	$65,285
Floating rate asset-backed securities	166,185	(217)	165,968	195	(59)	166,104
Floating rate corporate debt securities	109,345	(3)	109,342	445	(18)	109,769
Fixed rate corporate debt securities	55,000	48	55,048	97	(4)	55,141
Floating rate Government/GSE guaranteed mortgage-backed securities	612,413	4,336	616,749	4,955	(435)	621,269
Fixed rate GSE guaranteed mortgage-backed securities (1)	1,173	3,966	5,139	3,518	—	8,657
Floating rate GSE subordinated debt	70,000	—	70,000	—	(6,615)	63,385
Fixed rate GSE preferred stock	78,500	365	78,865	4,296	—	83,161
Fixed rate taxable municipal bonds	30,595	84	30,679	5	(3)	30,681
Fixed rate senior agency debt	523,691	294	523,985	107	(30)	524,062
Fixed rate U.S. Treasuries	754,405	1,141	755,546	95	(8)	755,633
Total available-for-sale	2,475,407	10,014	2,485,421	13,713	(15,987)	2,483,147
Trading:
Floating rate asset-backed securities	3,553	—	3,553	—	(2,625)	928
Total investment securities	$2,478,960	$10,014	$2,488,974	$13,713	$(18,612)	$2,484,075

(1)	Fair value includes $7.4 million of an interest-only security with a notional amount of $152.4 million.

During 2014, Farmer Mac received proceeds of $770.1 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $0.6 million and gross realized losses of $0.8 million. During 2013, Farmer Mac received proceeds of $366.6 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $3.1 million and gross realized losses of $1.0 million. During 2012, Farmer Mac received proceeds of $7.0 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $28,000 and gross realized losses of $10,000.

As of December 31, 2014 and 2013, unrealized losses on available-for-sale investment securities were as follows:

Table 4.2

	As of December 31, 2014
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$40,576	$(6,024)
Floating rate asset-backed securities	19,388	(37)	—	—
Floating rate Government/GSE guaranteed mortgage-backed securities	76,100	(164)	76,867	(279)
Floating rate GSE subordinated debt	—	—	66,320	(3,680)
Floating rate U.S. Treasuries	74,980	(11)	—	—
Fixed rate U.S. Treasuries	325,033	(16)	—	—
Total	$495,501	$(228)	$183,763	$(9,983)

	As of December 31, 2013
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$65,285	$(8,815)
Floating rate asset-backed securities	50,129	(59)	—	—
Floating rate corporate debt securities	19,982	(18)	—	—
Fixed rate corporate debt securities	10,058	(4)	—	—
Floating rate Government/GSE guaranteed mortgage-backed securities	161,960	(435)	—	—
Floating rate GSE subordinated debt	—	—	63,385	(6,615)
Fixed rate taxable municipal bonds	8,041	(3)	—	—
Fixed rate senior agency debt	316,273	(30)	—	—
Fixed rate U.S. Treasuries	118,056	(8)	—	—
Total	$684,499	$(557)	$128,670	$(15,430)

The unrealized losses presented above are principally due to a general widening of credit spreads from the dates of acquisition to December 31, 2014 and 2013, as applicable. The resulting decrease in fair values reflects an increase in the perceived risk by the financial markets related to those securities. As of December 31, 2014, all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government or had credit ratings of at least "AA+," except one that was rated "A-." As of December 31, 2013, all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government or had credit ratings of at least "AA+," except two that were rated "A-" and one that was rated "BBB+." The unrealized losses were on 35 and 64 individual investment securities as of December 31, 2014 and 2013, respectively.

As of December 31, 2014, 15 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $10.0 million. As of December 31, 2013, 7 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $15.4 million.  Securities in unrealized loss positions for 12 months or longer have a fair value as of December 31, 2014 that is, on average, approximately 95 percent of their amortized cost basis. Farmer Mac believes that all of these unrealized losses are recoverable within a reasonable period of time by way of changes in credit spreads or maturity. Accordingly, Farmer Mac has concluded that none of the unrealized losses on these available-for-sale investment securities represents other-than-temporary impairment as of December 31, 2014 and 2013. Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

Farmer Mac did not own any held-to-maturity investment securities as of December 31, 2014 and 2013. As of December 31, 2014, Farmer Mac owned trading investment securities with an amortized cost of $2.9 million, a fair value of $0.7 million, and a weighted average yield of 4.24 percent. As of December 31, 2013, Farmer Mac owned trading investment securities with an amortized cost of $3.6 million, a fair value of $0.9 million, and a weighted average yield of 4.25 percent.

The amortized cost, fair value, and weighted average yield of available-for-sale investment securities by remaining contractual maturity as of December 31, 2014 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 4.3

	As of December 31, 2014
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$1,014,587	$1,014,679	0.30%
Due after one year through five years	156,022	156,719	0.87%
Due after five years through ten years	261,556	262,917	0.85%
Due after ten years	507,542	504,184	1.00%
Total	$1,939,707	$1,938,499	0.60%

5.	FARMER MAC GUARANTEED SECURITIES AND USDA SECURITIES

The following tables set forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities as of December 31, 2014 and 2013:

Table 5.1

	As of December 31, 2014
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$1,785,340	$9,280	$1,794,620	$6,211	$(255)	$1,800,576

Available-for-sale:
AgVantage	$3,625,073	$—	$3,625,073	$36,442	$(29,853)	$3,631,662
Farmer Mac Guaranteed USDA Securities	27,831	(442)	27,389	237	(7)	27,619
Total Farmer Mac Guaranteed Securities	3,652,904	(442)	3,652,462	36,679	(29,860)	3,659,281
USDA Securities	1,717,813	3,162	1,720,975	11,850	(1,603)	1,731,222
Total available-for-sale	$5,370,717	$2,720	$5,373,437	$48,529	$(31,463)	$5,390,503
Trading:
USDA Securities	$38,412	$2,748	$41,160	$114	$(964)	$40,310

	As of December 31, 2013
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
AgVantage	$5,066,855	$125	$5,066,980	$64,051	$(60,665)	$5,070,366
Farmer Mac Guaranteed USDA Securities	21,089	(518)	20,571	669	(6)	21,234
Total Farmer Mac Guaranteed Securities	5,087,944	(393)	5,087,551	64,720	(60,671)	5,091,600
USDA Securities	1,590,433	4,585	1,595,018	2,753	(44,102)	1,553,669
Total available-for-sale	$6,678,377	$4,192	$6,682,569	$67,473	$(104,773)	$6,645,269
Trading:
USDA Securities	$55,373	$4,972	$60,345	$193	$(2,194)	$58,344

As of December 31, 2014 and 2013, unrealized losses on held-to-maturity and available-for-sale on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities were as follows:

Table 5.2

	As of December 31, 2014
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$547	$(1)	$49,745	$(254)

Available-for-sale:
AgVantage	$685,131	$(13,115)	1,460,089	$(16,738)
Farmer Mac Guaranteed USDA Securities	3,720	(7)	—	—
USDA Securities	264,375	(1,549)	97,817	(54)
Total available-for-sale	$953,226	$(14,671)	$1,557,906	$(16,792)

	December 31, 2013
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Available-for-sale:
AgVantage	$1,157,656	$(51,923)	$763,885	$(8,742)
Farmer Mac Guaranteed USDA Securities	343	(6)	—	—
USDA Securities	1,070,816	(44,040)	104,416	(62)
Total	$2,228,815	$(95,969)	$868,301	$(8,804)

The unrealized losses presented above are principally due to higher interest rates from the date of acquisition to December 31, 2014 and 2013, as applicable. The credit exposure related to Farmer Mac's USDA Guarantees line of business is covered by the full faith and credit guarantee of the United States. The unrealized losses from AgVantage securities were on 2 held-to-maturity securities and 23 available-for-sale securities as of December 31, 2014. The unrealized losses from AgVantage securities were on 27 available-for-sale securities as of December 31, 2013. As of December 31, 2014, 15 available-for-sale AgVantage securities had been in a loss position for more than 12 months with a total unrealized loss of $16.7 million. As of December 31, 2013, 13 available-for-sale AgVantage securities had been in a loss position for more than 12 months with a total unrealized loss of $8.7 million. AgVantage® is a registered trademark of Farmer Mac used to designate Farmer Mac Guaranteed Securities that are general obligations of lenders secured by pools of eligible loans, with such Farmer Mac Guaranteed Securities referred to herein as AgVantage securities. Each AgVantage security backed by agricultural mortgages requires some level of overcollateralization, or, in the case of rural utilities loans, 100 percent collateralization, and is secured by eligible loans of the issuing institution with a requirement that delinquent loans be removed from the collateral pool and then replaced with current eligible loans. Thus, Farmer Mac does not believe it will realize any of the losses presented above. Farmer Mac has concluded that none of the unrealized losses on its held-to-maturity Farmer Mac Guaranteed Securities and available-for-sale Farmer Mac Guaranteed Securities and USDA Securities are other-than-temporary impairment as of December 31, 2014 and 2013.  Farmer Mac does not intend to sell these securities, and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

During 2014, 2013, and 2012, Farmer Mac realized no gains or losses from the sale of Farmer Mac Guaranteed Securities and USDA Securities.

The amortized cost, fair value, and weighted average yield of available-for-sale and held-to-maturity Farmer Mac Guaranteed Securities and USDA Securities by remaining contractual maturity as of December 31, 2014 are set forth below. The balances presented are based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 5.3

	As of December 31, 2014
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$109,217	$106,395	0.93%
Due after one year through five years	1,686,323	1,708,230	1.84%
Due after five years through ten years	1,449,257	1,455,096	1.72%
Due after ten years	2,128,640	2,120,782	2.57%
Total	$5,373,437	$5,390,503	2.07%

	As of December 31, 2014
	Held-to-Maturity Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$606,442	$606,627	2.74%
Due after one year through five years	1,178,000	1,183,351	2.23%
Due after five years through ten years	10,178	10,598	3.25%
Total	$1,794,620	$1,800,576	2.40%

Farmer Mac did not own any held-to-maturity Farmer Mac Guaranteed Securities or USDA Securities as of December 31, 2013. As of December 31, 2014, Farmer Mac owned trading USDA Securities with an amortized cost of $41.2 million, a fair value of $40.3 million, and a weighted average yield of 5.60 percent. As of December 31, 2013, Farmer Mac owned trading USDA Securities with an amortized cost of $60.3 million, a fair value of $58.3 million, and a weighted average yield of 5.60 percent.

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

As of December 31, 2014 and 2013, Farmer Mac's credit exposure to interest rate swap counterparties, excluding netting arrangements and any adjustment for nonperformance risk, but including accrued interest, was $6.1 million and $25.1 million, respectively; however, including netting arrangements and accrued interest, Farmer Mac's credit exposure was $0.4 million and $3.3 million as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, Farmer Mac held no cash as collateral for its derivatives in net asset positions, resulting in uncollateralized net asset positions of $0.4 million and $3.0 million, respectively.

As of December 31, 2014 and 2013, the fair value of Farmer Mac's derivatives in a net liability position including accrued interest but excluding netting arrangements and any adjustment for nonperformance risk, was $99.4 million and $92.0 million, respectively; however, including netting arrangements and accrued interest, the fair value of Farmer Mac's derivatives in a net liability position at the counterparty level, was $93.4 million and $74.8 million as of December 31, 2014 and 2013, respectively.  Farmer Mac posted cash of $46.6 million and no investment securities as of December 31, 2014 and posted cash of $9.8 million and investment securities with a fair value of $1.5 million as of December 31, 2013 as collateral for its derivatives in net liability positions.  Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets. The investment securities posted as collateral are included in the investment securities balances on the consolidated balance sheets.  If Farmer Mac had breached certain provisions of the derivative contracts as of December 31, 2014 and 2013, it could have been required to settle its obligations under the agreements or post additional collateral of $46.8 million and $63.5 million, respectively. As of December 31, 2014 and 2013, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

Effective in second quarter 2013, Farmer Mac expanded its use of centrally-cleared derivatives by clearing certain interest rate swaps through a clearinghouse. Farmer Mac posts initial and variation margin to the clearinghouses through which centrally-cleared derivatives and futures contracts are traded. These collateral postings expose Farmer Mac to institutional credit risk in the event that either the clearinghouse or the futures commission merchant that Farmer Mac uses to post collateral to the clearinghouse fails to meet its obligations. Conversely, the use of centrally-cleared derivatives mitigates Farmer Mac's credit risk to individual counterparties because clearinghouses assume the credit risk among counterparties in centrally-cleared derivatives transactions. Of Farmer Mac's $6.8 billion notional amount of interest rate swaps outstanding as of December 31, 2014, $4.0 billion were cleared through swap clearinghouses. Of Farmer Mac's $6.6 billion notional amount of interest rate swaps outstanding as of December 31, 2013, $2.3 billion were cleared through swap clearinghouses.

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements as of December 31, 2014 and 2013 and the effects of financial derivatives on the consolidated statements of operations for the year ended December 31, 2014, 2013, and 2012:

Table 6.1

	As of December 31, 2014
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$1,000,000	$—	$(31,718)	2.47%	0.23%		3.98
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	15,000	—	(289)	2.43%	0.51%		6.23
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	490,183	537	(51,224)	4.23%	0.23%		7.05
Receive fixed non-callable	3,829,355	3,414	(461)	0.14%	0.27%		0.55
Receive fixed callable	383,565	1	(877)	0.12%	1.34%		3.47
Basis swaps	1,105,000	247	(406)	0.11%	0.31%		2.42
Agency forwards	12,768	—	(53)			101.00
Treasury futures	1,700	—	(3)			126.60
Credit valuation adjustment		(22)	187
Total financial derivatives	$6,837,571	$4,177	$(84,844)
Collateral pledged		—	46,627
Net amount		$4,177	$(38,217)

	As of December 31, 2013
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$900,000	$—	$(28,989)	2.25%	0.24%		3.25
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	10,000	68	—	2.50%	0.48%		6.95
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	806,596	7,570	(45,360)	4.63%	0.24%		4.86
Receive fixed non-callable	4,324,663	11,836	(262)	0.27%	0.70%		0.53
Receive fixed callable	175,000	83	(934)	0.10%	0.65%		3.30
Basis swaps	404,288	276	(318)	0.32%	0.29%		1.52
Agency forwards	65,704	86	—			98.91
Treasury futures	5,600	—	(1)			123.02
Credit valuation adjustment		(201)	156
Total financial derivatives	$6,691,851	$19,718	$(75,708)
Collateral pledged		—	11,320
Net amount		$19,718	$(64,388)

Table 6.2

	(Losses)/gains on financial derivatives and hedging activities
	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Fair value hedges:
Interest rate swaps (1)	$(2,729)	$29,538	$(404)
Hedged items	14,520	(18,230)	6,388
Gains on hedging activities	11,791	11,308	5,984
No hedge designation:
Interest rate swaps	(31,111)	21,355	(24,763)
Agency forwards	(1,842)	(1,002)	(828)
Treasury futures	(484)	103	(129)
Credit default swaps	—	—	(93)
(Losses)/gains on financial derivatives not designated in hedging relationships	(33,437)	20,456	(25,813)
(Losses)/gains on financial derivatives and hedging activities	$(21,646)	$31,764	$(19,829)

(1)
Included in the assessment of hedge effectiveness as of December 31, 2014, but excluded from the amounts in the table, were losses of $11.6 million for the year ended December 31, 2014, attributable to the fair value of the swaps at the inception of the hedging relationship. Accordingly, the amounts recognized as hedge ineffectiveness for the year ended December 31, 2014 were losses of $0.2 million. The comparable amounts as of December 31, 2013 were losses of $11.8 million for the year ended December 31, 2013, attributable to the fair value of the swaps at the inception of the hedging relationship and, accordingly, gains of $0.5 million for the year ended December 31, 2013, attributable to hedge ineffectiveness. The comparable amounts as of December 31, 2012 were losses of $6.1 million for the year ended December 31, 2012, attributable to the fair value of the swaps at the inception of the hedging relationship and, accordingly, gains of $0.1 million for the year ended December 31, 2012, attributable to hedge ineffectiveness.

7.NOTES PAYABLE

Farmer Mac's borrowings consist of discount notes and medium-term notes, both of which are unsecured general obligations of Farmer Mac.  Discount notes generally have original maturities of 1 year or less, whereas medium-term notes generally have maturities of 6 months to 15 years.

The following tables set forth information related to Farmer Mac's borrowings as of December 31, 2014 and 2013:

Table 7.1

	December 31, 2014
	Outstanding as of December 31		Average Outstanding During the Year
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Due within one year:
Discount notes	$4,925,828	0.11%	$4,059,708	0.15%
Medium-term notes	754,988	0.17%	532,621	0.15%
Current portion of long-term notes	1,673,137	0.98%
Total due within one year	$7,353,953	0.32%
Due after one year:
Medium-term notes due in:
2016	$1,569,961	1.16%
2017	1,219,192	0.90%
2018	682,224	1.28%
2019	872,576	1.42%
Thereafter	1,127,233	3.09%
Total due after one year	5,471,186	1.56%
Total	$12,825,139	0.85%

	December 31, 2013
	Outstanding as of December 31		Average Outstanding During the Year
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Due within one year:
Discount notes	$4,880,971	0.12%	$4,365,045	0.18%
Medium-term notes	179,999	0.17%	167,617	0.16%
Current portion of long-term notes	2,277,811	1.79%
	$7,338,781	0.64%
Due after one year:
Medium-term notes due in:
2015	$1,411,140	1.14%
2016	1,290,629	1.33%
2017	528,322	1.23%
2018	675,968	1.33%
Thereafter	1,095,110	2.85%
Total due after one year	5,001,169	1.60%
Total	$12,339,950	1.03%

The maximum amount of Farmer Mac's discount notes outstanding at any month end during each of the years ended December 31, 2014 and 2013 was $4.9 billion.

Callable medium-term notes give Farmer Mac the option to redeem the debt at par value on a specified call date or at any time on or after a specified call date.  The following table summarizes by maturity date the amounts and costs for Farmer Mac debt callable in 2015 as of December 31, 2014:

Table 7.2

Debt Callable in 2015 as of December 31, 2014
Maturity	Amount	Rate
(dollars in thousands)
2016	$78,960	0.57%
2017	507,893	0.48%
2018	149,944	0.92%
2019	402,393	1.02%
Thereafter	279,157	2.64%
	$1,418,347	1.11%

The following schedule summarizes the earliest interest rate reset date of total borrowings outstanding as of December 31, 2014 , including callable and non-callable medium-term notes, assuming callable notes are redeemed at the initial call date:

Table 7.3

	Earliest Interest Rate Reset Date of Borrowings Outstanding
	Amount	Weighted-Average Rate
	(dollars in thousands)
Debt with interest rate resets in:
2015	$8,887,288	0.44%
2016	1,391,014	1.26%
2017	711,299	1.19%
2018	532,279	1.38%
2019	470,183	1.76%
Thereafter	833,076	3.29%
Total	$12,825,139	0.85%

During 2014 and 2013, Farmer Mac called $0.5 billion and $0.4 billion of callable medium-term notes, respectively.

Authority to Borrow from the U.S. Treasury

Farmer Mac's statutory charter authorizes it to borrow up to $1.5 billion from the U.S. Treasury through the issuance of debt obligations to the U.S. Treasury. Any funds borrowed from the U.S. Treasury may be used solely for the purpose of fulfilling Farmer Mac's guarantee obligations.  Any debt obligations issued by Farmer Mac under this authority would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac.  The charter requires Farmer Mac to repurchase any of its debt obligations held by the U.S. Treasury within a reasonable time.  As of December 31, 2014, Farmer Mac had not used this borrowing authority and does not expect to use this borrowing authority in the future.

Gains on Repurchase of Outstanding Debt

No outstanding debt repurchases were made in 2014 or 2012. In 2013, Farmer Mac repurchased $29.1 million of outstanding debt at a gain of $1.5 million.

8.	LOANS AND ALLOWANCE FOR LOSSES

Loans

Farmer Mac classifies loans as either held for investment or held for sale. Loans held for investment are recorded at the unpaid principal balance, net of unamortized premium or discount and other cost adjustments. Loans held for sale are reported at the lower of cost or fair value determined on a pooled basis. As of December 31, 2014 and 2013, Farmer Mac had no loans held for sale. The following table displays the composition of the loan balances as of December 31, 2014 and 2013:

Table 8.1

	As of December 31, 2014			As of December 31, 2013
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Farm & Ranch	$2,118,867	$421,355	$2,540,222	$1,875,958	$259,509	$2,135,467
Rural Utilities	718,213	267,396	985,609	698,010	354,241	1,052,251
Total unpaid principal balance (1)	2,837,080	688,751	3,525,831	2,573,968	613,750	3,187,718
Unamortized premiums, discounts and other cost basis adjustments	(3,619)	3,727	108	(3,843)	16,239	12,396
Total loans	2,833,461	692,478	3,525,939	2,570,125	629,989	3,200,114
Allowance for loan losses	(5,324)	(540)	(5,864)	(6,587)	(279)	(6,866)
Total loans, net of allowance	$2,828,137	$691,938	$3,520,075	$2,563,538	$629,710	$3,193,248

(1)	Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business.

Allowances for Losses

Farmer Mac maintains an allowance for losses presented in two components on its consolidated balance sheets: an allowance for loan losses to account for estimated probable losses on loans held, and a reserve for losses to account for estimated probable losses on loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities.  As of December 31, 2014 and 2013, Farmer Mac recorded allowances for losses of $10.1 million and $13.3 million, respectively. See Note 5 and Note 12 for more information about Farmer Mac Guaranteed Securities.

The following is a summary of the changes in the allowance for losses for each year in the three-year period ended December 31, 2014:

Table 8.2

	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Balance as of January 1, 2012	$10,161	$7,355	$17,516
Provision for/(release of) losses	3,691	(1,816)	1,875
Charge-offs	(2,501)	—	(2,501)
Balance as of December 31, 2012	$11,351	$5,539	$16,890
(Release of)/provision for losses	(481)	929	448
Charge-offs	(4,004)	—	(4,004)
Balance as of December 31, 2013	$6,866	$6,468	$13,334
Release of losses	(961)	(2,205)	(3,166)
Charge-offs	(86)	—	(86)
Recoveries	45	—	45
Balance as of December 31, 2014	$5,864	$4,263	$10,127

During 2014, Farmer Mac recorded releases from its allowance for loan losses of $1.0 million and releases from its reserve for losses of $2.2 million, primarily related to a decrease in the balance of its ethanol loans as well as a general improvement in the quality of the ethanol loans held and loans underlying LTSPCs. Farmer Mac recorded $0.1 million of charge-offs and recoveries of $45,000 to its allowance for loan losses during 2014.

During 2013, Farmer Mac recorded releases from its allowance for loan losses of $0.5 million and provisions to its reserve for losses of $0.9 million. Farmer Mac also recorded $4.0 million of charge-offs to its allowance for loan losses during 2013. Charge-offs recorded during 2013 included a $3.6 million charge-off related to one ethanol loan that transitioned to real estate owned ("REO") for which Farmer Mac had previously provided a specific allowance.

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

The following tables present the changes in the total allowance for losses for the year ended December 31, 2014 and 2013 by commodity type:

Table 8.3

	December 31, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
For the Year Ended:
Beginning Balance	$2,124	$2,186	$1,271	$454	$7,292	$7	$13,334
Provision for/(release of) losses	395	(72)	209	42	(3,740)	—	(3,166)
Charge-offs	—	—	(57)	(29)	—	—	(86)
Recoveries	—	45	—	—	—	—	45
Ending Balance	$2,519	$2,159	$1,423	$467	$3,552	$7	$10,127

	December 31, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
For the Year Ended:
Beginning Balance	$2,589	$2,316	$1,534	$784	$9,661	$6	$16,890
(Release of)/provision for losses	(420)	(130)	(263)	4	1,256	1	448
Charge-offs	(45)	—	—	(334)	(3,625)	—	(4,004)
Ending Balance	$2,124	$2,186	$1,271	$454	$7,292	$7	$13,334

The following tables present the unpaid principal balances of loans held and loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities and the related total allowance for losses by impairment method and commodity type as of December 31, 2014 and 2013:

Table 8.4

	As of December 31, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$1,621,360	$359,517	$406,049	$57,851	$29,003	$—	$2,473,780
Off-balance sheet	1,305,141	521,535	839,286	102,857	85,357	6,781	2,860,957
Total	$2,926,501	$881,052	$1,245,335	$160,708	$114,360	$6,781	$5,334,737
Individually evaluated for impairment:
On-balance sheet	$12,307	$35,904	$6,571	$11,660	$—	$—	$66,442
Off-balance sheet	2,458	3,239	8,712	1,586	—	—	15,995
Total	$14,765	$39,143	$15,283	$13,246	$—	$—	$82,437
Total Farm & Ranch loans:
On-balance sheet	$1,633,667	$395,421	$412,620	$69,511	$29,003	$—	$2,540,222
Off-balance sheet	1,307,599	524,774	847,998	104,443	85,357	6,781	2,876,952
Total	$2,941,266	$920,195	$1,260,618	$173,954	$114,360	$6,781	$5,417,174
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$1,824	$495	$658	$51	$503	$—	$3,531
Off-balance sheet	298	149	404	52	3,049	7	3,959
Total	$2,122	$644	$1,062	$103	$3,552	$7	$7,490
Individually evaluated for impairment:
On-balance sheet	$283	$1,410	$328	$312	$—	$—	$2,333
Off-balance sheet	114	105	33	52	—	—	304
Total	$397	$1,515	$361	$364	$—	$—	$2,637
Total Farm & Ranch loans:
On-balance sheet	$2,107	$1,905	$986	$363	$503	$—	$5,864
Off-balance sheet	412	254	437	104	3,049	7	4,263
Total	$2,519	$2,159	$1,423	$467	$3,552	$7	$10,127

	As of December 31, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$1,363,861	$295,037	$319,665	$39,940	$32,636	$359	$2,051,498
Off-balance sheet	1,279,887	567,932	912,397	109,884	138,282	8,159	3,016,541
Total	$2,643,748	$862,969	$1,232,062	$149,824	$170,918	$8,518	$5,068,039
Individually evaluated for impairment:
On-balance sheet	$21,147	$41,441	$10,844	$10,422	$—	$115	$83,969
Off-balance sheet	1,962	3,414	3,199	2,497	—	—	11,072
Total	$23,109	$44,855	$14,043	$12,919	$—	$115	$95,041
Total Farm & Ranch loans:
On-balance sheet	$1,385,008	$336,478	$330,509	$50,362	$32,636	$474	$2,135,467
Off-balance sheet	1,281,849	571,346	915,596	112,381	138,282	8,159	3,027,613
Total	$2,666,857	$907,824	$1,246,105	$162,743	$170,918	$8,633	$5,163,080
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$1,321	$325	$436	$20	$2,290	$—	$4,392
Off-balance sheet	397	159	642	42	5,002	4	6,246
Total	$1,718	$484	$1,078	$62	$7,292	$4	$10,638
Individually evaluated for impairment:
On-balance sheet	$362	$1,641	$140	$331	$—	$—	$2,474
Off-balance sheet	44	61	53	61	—	3	222
Total	$406	$1,702	$193	$392	$—	$3	$2,696
Total Farm & Ranch loans:
On-balance sheet	$1,683	$1,966	$576	$351	$2,290	$—	$6,866
Off-balance sheet	441	220	695	103	5,002	7	6,468
Total	$2,124	$2,186	$1,271	$454	$7,292	$7	$13,334

The following tables present by commodity type the unpaid principal balances, recorded investment, and specific allowance for losses related to impaired loans and the recorded investment in loans on nonaccrual status as of December 31, 2014 and 2013:

Table 8.5

	As of December 31, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$4,877	$5,837	$9,576	$2,001	$—	$—	$22,291
Unpaid principal balance	4,723	5,750	9,386	1,981	—	—	21,840
With a specific allowance:
Recorded investment (1)	10,753	33,690	5,979	11,350	—	—	61,772
Unpaid principal balance	10,042	33,393	5,897	11,265	—	—	60,597
Associated allowance	397	1,515	361	364	—	—	2,637
Total:
Recorded investment	15,630	39,527	15,555	13,351	—	—	84,063
Unpaid principal balance	14,765	39,143	15,283	13,246	—	—	82,437
Associated allowance	397	1,515	361	364	—	—	2,637

Recorded investment of loans on nonaccrual status (2)	$5,168	$14,413	$4,438	$6,133	$—	$—	$30,152

(1)
Impairment analysis was performed in the aggregate in consideration of similar risk characteristics of the assets and historical statistics on $54.4 million (65 percent) of impaired loans as of December 31, 2014, which resulted in a specific reserve of $1.2 million.

(2)	Includes $11.7 million of loans that are less than 90 days delinquent but which have not met Farmer Mac's performance criteria for returning to accrual status.

	As of December 31, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$6,956	$9,880	$6,671	$1,444	$—	$—	$24,951
Unpaid principal balance	6,825	9,877	6,588	1,443	—	—	24,733
With a specific allowance:
Recorded investment (1)	16,697	36,146	7,600	11,554	—	119	72,116
Unpaid principal balance	16,284	34,978	7,455	11,476	—	115	70,308
Associated allowance	406	1,702	193	392	—	3	2,696
Total:
Recorded investment	23,653	46,026	14,271	12,998	—	119	97,067
Unpaid principal balance	23,109	44,855	14,043	12,919	—	115	95,041
Associated allowance	406	1,702	193	392	—	3	2,696

Recorded investment of loans on nonaccrual status (2)	$10,812	$15,237	$5,344	$5,835	$—	$—	$37,228

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

The following table presents by commodity type the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2014 and 2013:

Table 8.6

	December 31, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
For the Year Ended:
Average recorded investment in impaired loans	$20,625	$43,221	$13,543	$12,596	$—	$24	$90,009
Income recognized on impaired loans	373	474	327	359	—	—	1,533

	December 31, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
For the Year Ended:
Average recorded investment in impaired loans	$28,387	$42,838	$16,117	$13,042	$867	$481	$101,732
Income recognized on impaired loans	793	2,254	277	444	—	—	3,768

A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a troubled debt restructuring ("TDR"). Farmer Mac has granted a concession when, as a result of the restructuring, it does not expect to collect all amounts due in a timely manner, including interest accrued at the original contract rate. In making its determination of whether a borrower is experiencing financial difficulties, Farmer Mac considers several factors, including whether (1) the borrower has declared or is in the process of declaring bankruptcy, (2) there is substantial doubt as to whether the borrower will continue to be a going concern, and (3) the borrower can obtain funds from other sources at an effective interest rate at or near a current market interest rate for debt with similar risk characteristics. Farmer Mac evaluates TDRs similarly to other impaired loans for purposes of the allowance for losses. For the year ended December 31, 2014, the recorded investment of loans determined to be TDRs was $5.3 million before restructuring and $6.0 million after restructuring. For the year ended December 31, 2013, the recorded investment of loans determined to be TDRs was $1.1 million both before and after restructuring. For the year ended December 31, 2012, the recorded investment of loans determined to be TDRs was $2.6 million before and $2.8 million after restructuring. As of December 31, 2014 and 2013, there were no TDRs identified during the previous 12 months that were in default under the modified terms. The impact of TDRs on Farmer Mac's allowance for loan losses was immaterial for the year ended December 31, 2014. The impact of TDRs on Farmer Mac's allowance for loan losses for the year ended December 31 2013, and 2012 was a provision of $0.1 million and a release of $0.3 million, respectively.

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

During 2014, Farmer Mac purchased 2 defaulted loans having an unpaid principal balance of $0.7 million, from pools underlying LTSPCs.  During 2013, Farmer Mac purchased 11 defaulted loans having an unpaid principal balance of $6.7 million from pools underlying Farm & Ranch Guaranteed Securities and LTSPCs. During 2012, Farmer Mac purchased 15 defaulted loans having an unpaid principal balance of $17.0 million from pools underlying Farm & Ranch Guaranteed Securities and LTSPCs.

The following tables present information related to Farmer Mac's acquisition of defaulted loans for the years ended December 31, 2014, 2013, and 2012 and the outstanding balances and carrying amounts of all such loans as of December 31, 2014, 2013, and 2012:

Table 8.7

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Unpaid principal balance at acquisition date:
Loans underlying LTSPCs	$705	$37	$8,091
Loans underlying off-balance sheet Farmer Mac Guaranteed Securities	—	6,667	8,933
Total unpaid principal balance at acquisition date	705	6,704	17,024
Contractually required payments receivable	705	6,907	17,432
Impairment recognized subsequent to acquisition	69	477	4,774
Recovery/release of allowance for defaulted loans	233	949	997

	As of December 31,
	2014	2013	2012
	(in thousands)
Outstanding balance	$24,921	$32,838	$41,737
Carrying amount	22,149	29,613	33,798

Net credit losses and 90-day delinquencies as of and for the periods indicated for loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs are presented in the table below.  As of December 31, 2014, there were no delinquencies and no probable losses inherent in Farmer Mac's Rural Utilities loan portfolio and Farmer Mac had not experienced credit losses on any Rural Utilities loans.

Table 8.8

	90-Day Delinquencies (1)		Net Credit (Recoveries)/Losses
	As of December 31,		For the Year Ended December 31,
	2014	2013	2014	2013	2012
	(in thousands)
On-balance sheet assets:
Farm & Ranch:
Loans	$18,427	$27,580	$(6)	$2,975	$1,673
Total on-balance sheet	$18,427	$27,580	$(6)	$2,975	$1,673
Off-balance sheet assets:
Farm & Ranch:
LTSPCs	$490	$716	$—	$—	$—
Total off-balance sheet	$490	$716	$—	$—	$—
Total	$18,917	$28,296	$(6)	$2,975	$1,673

(1)
Includes loans and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, restructured after delinquency, or in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

Of the $18.4 million and $27.6 million of on-balance sheet loans reported as 90-day delinquencies as of December 31, 2014 and 2013, respectively, $1.8 million and $1.2 million, respectively, were loans subject to "removal-of-account" provisions.

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

The following tables present credit quality indicators related to Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities as of December 31, 2014 and 2013:

Table 8.9

	As of December 31, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade (1)
On-balance sheet:
Acceptable	$1,604,546	$353,487	$375,010	$57,239	$29,003	$—	$2,419,285
Special mention (2)	16,814	6,030	31,039	612	—	—	54,495
Substandard (3)	12,307	35,904	6,571	11,660	—	—	66,442
Total on-balance sheet	$1,633,667	$395,421	$412,620	$69,511	$29,003	$—	$2,540,222
Off-Balance Sheet:
Acceptable	$1,282,773	$503,414	$799,047	$97,692	$64,363	$6,117	$2,753,406
Special mention (2)	13,603	12,150	30,281	1,351	—	8	57,393
Substandard (3)	11,223	9,210	18,670	5,400	20,994	656	66,153
Total off-balance sheet	$1,307,599	$524,774	$847,998	$104,443	$85,357	$6,781	$2,876,952
Total Ending Balance:
Acceptable	$2,887,319	$856,901	$1,174,057	$154,931	$93,366	$6,117	$5,172,691
Special mention (2)	30,417	18,180	61,320	1,963	—	8	111,888
Substandard (3)	23,530	45,114	25,241	17,060	20,994	656	132,595
Total	$2,941,266	$920,195	$1,260,618	$173,954	$114,360	$6,781	$5,417,174

Commodity analysis of past due loans (1)
On-balance sheet	$4,175	$6,869	$4,555	$2,828	$—	$—	$18,427
Off-balance sheet	—	—	490	—	—	—	490
90-days or more past due	$4,175	$6,869	$5,045	$2,828	$—	$—	$18,917

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)	Assets in the Special mention category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.

(3)	Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of December 31, 2013
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing (including ethanol facilities)	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade (1)
On-balance sheet:
Acceptable	$1,348,205	$290,064	$300,308	$39,022	$10,987	$359	$1,988,945
Special Mention (2)	15,656	4,973	19,357	918	6,267	—	47,171
Substandard (3)	21,147	41,441	10,844	10,422	15,382	115	99,351
Total on-balance sheet	$1,385,008	$336,478	$330,509	$50,362	$32,636	$474	$2,135,467
Off-Balance Sheet
Acceptable	$1,251,834	$548,254	$844,130	$105,589	$99,072	$7,478	$2,856,357
Special Mention (2)	10,977	15,621	36,555	917	11,011	578	75,659
Substandard (3)	19,038	7,471	34,911	5,875	28,199	103	95,597
Total off-balance sheet	$1,281,849	$571,346	$915,596	$112,381	$138,282	$8,159	$3,027,613
Total Ending Balance:
Acceptable	$2,600,039	$838,318	$1,144,438	$144,611	$110,059	$7,837	$4,845,302
Special Mention (2)	26,633	20,594	55,912	1,835	17,278	578	122,830
Substandard (3)	40,185	48,912	45,755	16,297	43,581	218	194,948
Total	$2,666,857	$907,824	$1,246,105	$162,743	$170,918	$8,633	$5,163,080

Commodity analysis of past due loans (1)
On-balance sheet	$8,036	$11,841	$4,462	$3,122	$—	$119	$27,580
Off-balance sheet	220	—	—	496	—	—	716
90-days or more past due	$8,256	$11,841	$4,462	$3,618	$—	$119	$28,296

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)	Assets in the Special mention category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.

(3)	Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

Concentrations of Credit Risk

The following table sets forth the geographic and commodity/collateral diversification, as well as the range of original loan-to-value ratios, for all Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs as of December 31, 2014 and December 31, 2013:

Table 8.10

	As of December 31,
	2014	2013
	(in thousands)
By commodity/collateral type:
Crops	$2,941,266	$2,666,857
Permanent plantings	920,195	907,824
Livestock	1,260,618	1,246,105
Part-time farm	173,954	162,743
Ag. Storage and Processing (including ethanol facilities)	114,360	170,918
Other	6,781	8,633
Total	$5,417,174	$5,163,080
By geographic region (1):
Northwest	$573,135	$524,034
Southwest	1,753,606	1,752,109
Mid-North	1,873,041	1,702,668
Mid-South	627,615	601,359
Northeast	214,402	231,731
Southeast	375,375	351,179
Total	$5,417,174	$5,163,080
By original loan-to-value ratio:
0.00% to 40.00%	$1,503,076	$1,375,758
40.01% to 50.00%	1,191,804	1,099,033
50.01% to 60.00%	1,491,502	1,431,562
60.01% to 70.00%	1,091,759	1,113,427
70.01% to 80.00%	115,645	110,828
80.01% to 90.00%	23,388	32,472
Total	$5,417,174	$5,163,080

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

During 2014, 2013, and 2012, Farmer Mac paid a quarterly dividend of $0.14, $0.12, and $0.10, respectively, per share on all classes of its common stock. Farmer Mac's ability to declare and pay a dividend could be restricted if it fails to comply with applicable capital requirements.

Preferred Stock

On June 20, 2014, Farmer Mac issued 3.0 million shares of 6.000 percent Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (the "Series C Preferred Stock"). On March 25, 2014, Farmer Mac issued 3.0 million shares of 6.875 percent Non-Cumulative Preferred Stock, Series B (the "Series B Preferred Stock"). On January 17, 2013, Farmer Mac issued 2.4 million shares of 5.875 percent Non-Cumulative Preferred Stock, Series A (the "Series A Preferred Stock"). The Series A Preferred Stock, the Series B Preferred Stock, and the Series C Preferred Stock (collectively referred to as the "Outstanding Preferred Stock") each has a par value of $25.00 per share and a liquidation preference of $25.00 per share. The Series A Preferred Stock and the Series B Preferred Stock pay an annual dividend rate of 5.875 percent and 6.875 percent, respectively, for the life of the securities. The Series C Preferred Stock pays an annual dividend rate of 6.000 percent from the date of issuance to and including the quarterly payment date occurring on July 17, 2024, and thereafter, at a floating rate equal to three-month LIBOR plus 3.26 percent. Farmer Mac has the right, but not the obligation, to redeem the Series A Preferred Stock at any time on and after January 17, 2018, the Series B Preferred Stock at any time on and after April 17, 2019, and the Series C Preferred Stock at any time on and after July 18, 2024, all at a price equal to the then-applicable liquidation preference. Dividends on all series of Outstanding Preferred Stock are non-cumulative, which means that if Farmer Mac's Board of Directors has not declared a dividend before the applicable dividend payment date for any dividend period, such dividend will not be paid or cumulate, and Farmer Mac will have no obligation to pay dividends for such dividend period, whether or not dividends on any series of Outstanding Preferred Stock are declared for any future dividend period. Farmer Mac incurred direct costs of $1.7 million related to the issuance of the Series A Preferred Stock, direct costs of $1.9 million related to the issuance of the Series B Preferred Stock, and direct costs of $1.6 million related to the issuance of the Series C Preferred Stock. Farmer Mac used the proceeds from the sale of the Series A Preferred Stock to redeem and retire on January 17, 2013 its then-outstanding shares of Series C Non-Voting Cumulative Preferred Stock, which is different than the Series C Preferred Stock that is currently outstanding and which had a par value and liquidation preference of $1,000 per share and had been issued in 2008 and 2009. As of December 31, 2014, Farmer Mac had 2.4 million shares of Series A Preferred

Stock outstanding, 3.0 million shares of Series B Preferred Stock outstanding, and 3.0 million of Series C Preferred Stock outstanding.

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

Dividends on the Farmer Mac II LLC Preferred Stock will be payable if, when, and as declared by Farmer Mac II LLC's board of directors, quarterly, on a non-cumulative basis, on March 30, June 30, September 30, and December 30 of each year.  From the date of issuance to but excluding the quarterly payment date occurring on March 30, 2015, the annual dividend rate on the Farmer Mac II LLC Preferred Stock will be 8.875 percent.  From March 30, 2015 to but excluding the quarterly payment date occurring on March 30, 2020, the annual dividend rate on the Farmer Mac II LLC Preferred Stock will be 10.875 percent.  Beginning on March 30, 2020, the dividend rate on the Farmer Mac II LLC Preferred Stock will be an annual rate equal to three-month LIBOR plus 8.211 percent.  Dividends on the Farmer Mac II LLC Preferred Stock are non-cumulative, so dividends that are not declared for any payment date will not accrue.  Farmer Mac II LLC Preferred Stock is presented as "Non-controlling interest – preferred stock" within equity on the consolidated balance sheets of Farmer Mac. The accrual of declared dividends is presented as "Net income attributable to non-controlling interest – preferred stock dividends" on the consolidated statements of operations on a pre-tax basis.  The consolidated tax benefit is included in income tax expense. Farmer Mac II LLC has provided notice of its intent to redeem the Farmer Mac II LLC Preferred Stock on March 30, 2015, which will in turn trigger the redemption of all the outstanding FALConS securities on that same day. See Note 16 for more information on the announcement to redeem Farmer Mac II LLC Preferred Stock.

Equity-based Incentive Compensation Plans

Farmer Mac's 2008 Omnibus Incentive Compensation Plan authorizes the grants of restricted stock, stock options, and SARs, among other alternative forms of equity-based compensation, to directors, officers and other employees.  SARs awarded to officers and employees vest annually in thirds.  Farmer Mac has not granted SARs to directors since 2008. If not exercised or terminated earlier due to the termination of employment or service on the Board, SARs granted to officers or employees expire after 10 years.  For all SARs granted, the exercise price is equal to the closing price of the Class C non-voting common stock on the date of grant.  SARs granted during 2014 have exercise prices ranging from $29.37 to $35.60 per share, SARs granted during 2013 have exercise prices ranging from $30.20 to $37.17 per share, and SARS granted during 2012 have exercise prices ranging from $21.69 to $32.85 per share.  During 2014 and 2013, restricted stock awards were granted to directors with a vesting period of one year, to officers vesting in three years provided certain performance targets are met, and to officers and employees vesting annually in thirds. During 2012, restricted stock awards were granted to directors with a vesting period of one year, and restricted stock awards were granted to officers vesting in three years provided certain performance targets are met.

The following tables summarize stock options, SARs, and non-vested restricted stock activity for the years ended December 31, 2014, 2013, and 2012:

Table 9.1

	For the Year Ended December 31,
	2014		2013		2012
	Stock Options and SARs	Weighted- Average Exercise Price	Stock Options and SARs	Weighted- Average Exercise Price	Stock Options and SARs	Weighted- Average Exercise Price
Outstanding, beginning of year	664,245	$23.78	788,748	$20.89	1,327,066	$18.72
Granted	87,600	34.92	94,017	31.24	157,983	22.32
Exercised	(23,035)	20.83	(208,877)	16.24	(427,348)	13.18
Canceled	(10,667)	31.16	(9,643)	23.02	(268,953)	23.29
Outstanding, end of year	718,143	25.12	664,245	23.78	788,748	20.89
Exercisable at end of year	548,180	23.12	483,216	22.83	574,439	21.76

	For the Year Ended December 31,
	2014		2013		2012
	Non-vested Restricted Stock	Weighted- Average Grant Date Fair Value	Non-vested Restricted Stock	Weighted- Average Grant Date Fair Value	Non-vested Restricted Stock	Weighted- Average Grant Date Fair Value
Outstanding, beginning of year	98,285	$27.66	91,311	$18.75	196,076	$12.15
Granted	57,590	33.88	73,985	30.27	72,637	21.92
Canceled	(8,360)	21.72	(1,000)	31.42	(59,624)	16.98
Vested and issued	(43,743)	28.48	(66,011)	18.21	(117,778)	10.62
Outstanding, end of year	103,772	31.24	98,285	27.66	91,311	18.75

The cancellations of stock options, SARs, and non-vested restricted stock during 2014, 2013, and 2012 were due either to unvested awards terminating in accordance with the provisions of the applicable stock option plans upon directors' or employees' departures from Farmer Mac or failure to meet specified performance goals, or vested awards terminating unexercised on their expiration date.

Farmer Mac receives cash when stock options are exercised. Cash is not received from exercises of SARs or the vesting and issuance of restricted stock. Farmer Mac received $0.2 million from the exercise of stock options during 2014, $1.9 million during 2013, and $2.9 million during 2012. During 2014, 2013, and 2012, the reduction of income taxes payable as a result of the deduction for the exercise of stock options and SARs and the vesting or accelerated tax elections of restricted stock was $0.6 million, $2.1 million, and $3.4 million, respectively.

During 2014, Farmer Mac recorded a net reduction to additional paid-in capital of $41,000 related to stock-based compensation awards. During 2013 and 2012, Farmer Mac recorded a net increase to additional paid-in capital of $1.1 million and $1.4 million, respectively, related to stock-based compensation awards.

Farmer Mac has a policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of cash retainers. During 2014, Farmer Mac issued 604 shares of Class C non-voting common stock with a fair value of $20,000 to the 5 directors who made that election. During 2013, Farmer Mac issued 842 shares of Class C non-voting common stock with a fair value of $26,000 to the 7 directors who made that election.  During 2012, Farmer Mac issued 649 shares of Class C non-voting common stock with a fair value of $15,000 to the 4 directors who made that election.  Fair values are determined based on the closing price of the Class C non-voting common stock as of the last business day of each quarter.

The following tables summarize information regarding stock options, SARs, and non-vested restricted stock outstanding as of December 31, 2014:

Table 9.2

	Outstanding		Exercisable		Vested or Expected to Vest
Range of Exercise Prices	Stock Options and SARs	Weighted- Average Remaining Contractual Life	Stock Options and SARs	Weighted- Average Remaining Contractual Life	Stock Options and SARs	Weighted- Average Remaining Contractual Life
$5.00 - $ 9.99	32,000	4.4 years	32,000	4.4 years	32,000	4.4 years
10.00 - 14.99	66,665	5.4 years	66,665	5.4 years	66,665	5.4 years
15.00 - 19.99	67,000	6.4 years	67,000	6.4 years	67,000	6.4 years
20.00 - 24.99	127,703	4.9 years	101,036	4.3 years	125,295	4.9 years
25.00 - 29.99	230,152	2.6 years	228,152	2.5 years	230,072	2.6 years
30.00 - 34.99	136,623	7.6 years	53,327	6.2 years	132,349	7.6 years
35.00 - 39.99	58,000	9.2 years	—	—	55,560	9.2 years
	718,143		548,180		708,941

	Outstanding		Expected to Vest
Weighted- Average Grant-Date Fair Value	Non-vested Restricted Stock	Weighted-Average Remaining Contractual Life	Non-vested Restricted Stock	Weighted-Average Remaining Contractual Life
20.00 - 24.99	12,000	0.2 years	11,160	0.2 years
25.00 - 29.99	—	—	—	—
30.00 - 34.99	90,223	1.7 years	85,012	1.7 years
35.00 - 39.99	1,549	2.8 years	1,487	2.8 years
	103,772		97,659

The weighted average exercise price of the 708,941 options and SARs vested or expected to vest as of December 31, 2014 was $25.06.

As of December 31, 2014 and 2013, the intrinsic value of options, SARs, and non-vested restricted stock outstanding, exercisable, and vested or expected to vest was $7.2 million and $10.0 million, respectively.  During 2014, 2013, and 2012, the total intrinsic value of options and SARs exercised was

$0.3 million, $3.8 million, and $7.4 million, respectively.  As of December 31, 2014, there was $3.0 million of total unrecognized compensation cost related to non-vested stock options, SARs, and restricted stock awards.  This cost is expected to be recognized over a weighted-average period of 1.7 years.

The weighted-average grant date fair values of options, SARs, and restricted stock awards granted in 2014, 2013, and 2012 were $21.11, $23.12, and $16.73 per share, respectively.  Under the fair value-based method of accounting for stock-based compensation cost, Farmer Mac recognized compensation expense of $2.9 million, $3.0 million, and $2.5 million during 2014, 2013, and 2012, respectively.

The fair values of stock options and SARs were estimated using the Black-Scholes option pricing model based on the following assumptions:

Table 9.3

	For the Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.5%	0.6%	1.1%
Expected years until exercise	4 years	4 years	5 years
Expected stock volatility	49.7%	83.4%	94.6%
Dividend yield	1.6%	1.5%	1.8%

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

Because restricted stock awards will be issued upon vesting regardless of the stock price, expected stock volatility is not considered in determining grant date fair value.  Restricted stock awards also accrue dividends which are paid at vesting.  The weighted-average grant date fair value of the restricted stock awarded in 2014, 2013, and 2012 was $33.88, $30.27, and $21.92 per share, respectively, which was the closing price of the stock on the date granted.

Capital Requirements

Farmer Mac is subject to the following capital requirements:

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

As of December 31, 2014, Farmer Mac's minimum and critical capital requirements were $421.3 million and $210.7 million, respectively, and its actual core capital level was $766.3 million, which was $345.0 million above the minimum capital requirement and $555.6 million above the critical capital requirement as of that date.  As of December 31, 2013, Farmer Mac's minimum and critical capital requirements were $398.5 million and $199.3 million, respectively, and its actual core capital level was $590.7 million, which was $192.2 million above the minimum capital requirement and $391.4 million above the critical capital requirement as of that date.

Based on the risk-based capital stress test, Farmer Mac's risk-based capital requirement as of December 31, 2014 was $121.6 million, and Farmer Mac's regulatory capital (core capital plus the allowance for losses) of $776.4 million exceeded that amount by approximately $654.8 million.  As of December 31, 2013, Farmer Mac's risk-based capital requirement was $90.8 million, and Farmer Mac's regulatory capital of $604.0 million exceeded that amount by approximately $513.2 million.

In accordance with FCA's rule on Farmer Mac's capital planning that became effective on January 3, 2014, and as part of Farmer Mac's capital plan, Farmer Mac has adopted a policy for maintaining a sufficient level of Tier 1 capital (consisting of retained earnings, paid-in-capital, common stock, qualifying preferred stock, and accumulated other comprehensive income allocable to investments not included in one of the four operating lines of business) and imposing restrictions on common stock dividends and any discretionary bonus payments in the event that this capital falls below specified thresholds.

10.	INCOME TAXES

Farmer Mac is subject to federal income taxes but is exempt from state and local income taxes.  The components of the federal income tax expense for the years ended December 31, 2014, 2013, and 2012 were as follows:

Table 10.1

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Current income tax expense	$9,803	$27,082	$24,138
Deferred income tax (benefit)/expense	(6,979)	6,670	(1,982)
Income tax expense	$2,824	$33,752	$22,156

A reconciliation of tax at the statutory federal tax rate to the income tax expense for the years ended December 31, 2014, 2013, and 2012 is as follows:

Table 10.2

	For the Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Tax expense at statutory rate	$25,587	$45,943	$31,891
Non-taxable dividend income	(1,587)	(2,116)	(2,116)
Income from non-controlling interest	(7,766)	(7,766)	(7,766)
Valuation allowance	(13,542)	(2,693)	6
Other	132	384	141
Income tax expense	$2,824	$33,752	$22,156
Statutory tax rate	35.0%	35.0%	35.0%

The components of the deferred tax assets and liabilities as of December 31, 2014 and 2013 were as follows:

Table 10.3

	As of December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Basis differences related to financial derivatives	$30,921	$22,349
Basis differences related to securities	4,218	2,509
Unrealized losses on available-for-sale securities	—	8,762
Allowance for losses	3,545	4,667
Stock-based compensation	2,443	1,916
Capital loss carryforwards	2,105	38,532
Valuation allowance	(2,105)	(36,432)
Amortization of premiums on capital investments	—	1,499
Valuation allowance	—	(1,499)
Other	1,205	2,455
Total deferred tax assets	42,332	44,758
Deferred tax liability:
Unrealized gains on available-for-sale securities	8,448	—
Basis difference in subsidiary	195	353
Other	298	360
Total deferred tax liability	8,941	713
Net deferred tax asset	$33,391	$44,045

A valuation allowance is required to reduce a deferred tax asset to an amount that is more likely than not to be realized.  Future realization of the tax benefit from a deferred tax asset depends on the existence of sufficient taxable income of the appropriate character.  After the evaluation of both positive and negative objective evidence regarding the likelihood that its deferred tax assets will be realized, Farmer Mac established a valuation allowance of $2.1 million and $37.9 million, respectively, as of December 31,

2014 and 2013, which was attributable to capital loss carryforwards on investment securities.  Farmer Mac did not establish a valuation allowance for the remainder of its deferred tax assets because it believes it is more likely than not that those deferred tax assets will be realized.  In determining its deferred tax asset valuation allowance, Farmer Mac considered its taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback and carryforward periods available under the tax law and the impact of possible tax planning strategies.  During 2014, Farmer Mac reduced its deferred tax valuation allowance by $13.5 million upon utilizing capital loss carryforwards. In addition, $63.7 million of capital loss carryforwards expired on December 31, 2014 and Farmer Mac removed $22.3 million of corresponding deferred tax assets and the related deferred tax asset valuation allowance. Deferred tax assets are measured at rates in effect when they arise. To the extent rates change, the deferred tax asset will be adjusted to reflect the new rate. A reduction in corporate tax rates would result in a reduction in the value of the deferred tax asset. As of December 31, 2014, the amount of capital loss carryforwards was $6.0 million.  Of these capital loss carryforwards, $0.1 million will expire in 2015 and $5.9 million in 2016.

As of December 31, 2014 Farmer Mac did not identify any uncertain tax positions. As of December 31, 2013 both the recorded liability for uncertain tax positions and the corresponding deferred tax asset were $1.1 million.

The following table presents the changes in unrecognized tax benefits for the years ended December 31, 2014, 2013, and 2012:

Table 10.4

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Beginning balance	$1,148	$1,046	$1,175
Decreases based on tax positions related to prior years	(1,148)	—	—
Increases/(decreases) based on tax positions related to current year	—	102	(129)
Ending balance	$—	$1,148	$1,046

The resolution of the unrecognized tax benefits presented above represented temporary differences and, therefore, would not result in a change to Farmer Mac's effective tax rate.  As of December 31, 2013, accrued interest payable and the associated interest expense related to unrecognized tax benefits was immaterial and was presented as a component of income taxes.  Farmer Mac does not expect to be subject to, and has not recorded tax penalties.  During 2014, the IRS examined Farmer Mac's uncertain tax positions reported in its 2011 tax return; as a result of the examination, Farmer Mac concluded it does not currently have any uncertain tax positions. Tax years 2012 through 2014 remain subject to examination.

11.	EMPLOYEE BENEFITS

Farmer Mac makes contributions to a defined contribution retirement plan for all of its employees. Farmer Mac contributed 13.2 percent of the lesser of an employee's gross salary and the maximum compensation permitted under the Economic Growth and Tax Relief Reconciliation Act of 2001 ("EGTRRA") ($260,000 for 2014, $255,000 for 2013, and $250,000 for 2012), plus 5.7 percent of the difference between: (1) the lesser of the gross salary and the amount established under EGTRRA; and (2) the Social Security Taxable Wage Base. Employees are fully vested after having been employed for approximately 3 years.  Expense for this plan for the years ended December 31, 2014, 2013, and 2012 was $1.2 million, $1.1 million, and $0.9 million, respectively.

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

The contractual terms of Farmer Mac's guarantees range from less than 1 year to 30 years.  However, the actual term of each guarantee may be significantly less than the contractual term based on the prepayment characteristics of the related agricultural real estate mortgage loans.  Farmer Mac's maximum potential exposure under these guarantees is comprised of the unpaid principal balance of the underlying agricultural real estate mortgage loans.  Guarantees issued or modified on or after January 1, 2003 are recorded in the consolidated balance sheets.  Farmer Mac's maximum potential exposure was $3.8 billion and $3.9 billion as of December 31, 2014 and 2013, respectively.  Farmer Mac's maximum potential exposure for guarantees issued prior to January 1, 2003, which are not recorded on the consolidated balance sheets, was $70.6 million and $108.7 million as of December 31, 2014 and 2013, respectively. The maximum exposure from these guarantees is not representative of the actual loss Farmer Mac is likely to incur, based on historical loss experience.  In the event Farmer Mac was required to make payments under its guarantees, Farmer Mac would have the right to enforce the terms of the loans, and in the event of default, would have access to the underlying collateral.  For information on Farmer Mac's methodology for determining the reserve for losses for its financial guarantees, see Note 2(j) and Note 8.  The following table presents changes in Farmer Mac's guarantee and commitment obligations in the consolidated balance sheets for the years ended December 31, 2014, 2013, and 2012:

Table 12.1

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Beginning balance, January 1	$39,667	$37,803	$27,440
Additions to the guarantee and commitment obligation (1)	4,966	8,414	15,134
Amortization of the guarantee and commitment obligation	(6,708)	(6,550)	(4,771)
Ending balance, December 31	$37,925	$39,667	$37,803

(1)	Represents the fair value of the guarantee and commitment obligation at inception.

Off-Balance Sheet Farmer Mac Guaranteed Securities

Agricultural real estate mortgage loans, rural utilities loans, and other related assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  Farmer Mac is obligated under its guarantee to ensure that the investors receive timely payments of principal and interest based on the underlying loans, regardless of whether the trust has actually received such scheduled loan payments.  As consideration for Farmer Mac's assumption of the credit risk on these securities, Farmer Mac receives guarantee fees that are recognized as earned on an accrual basis over the life of the loans and based upon the outstanding balance of the Farmer Mac Guaranteed Security.

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

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2014 and 2013, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans:

Table 12.2

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of December 31, 2014	As of December 31, 2013
	(in thousands)
Farm & Ranch:
Guaranteed Securities	$636,086	$765,751
USDA Guarantees:
Farmer Mac Guaranteed USDA Securities	13,978	20,222
Institutional Credit:
AgVantage Securities	986,528	981,009
Total off-balance sheet Farmer Mac Guaranteed Securities	$1,636,592	$1,766,982

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

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  The following table summarizes the significant cash flows received from and paid to trusts used for Farmer Mac securitizations:

Table 12.3

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Proceeds from new securitizations	$175,754	$150,417	$38,063
Guarantee fees received	4,612	5,182	5,197
Purchases of assets from the trusts	—	(6,667)	(8,933)

Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $11.1 million as of December 31, 2014 and $13.4 million as of December 31, 2013. As of December 31, 2014 and 2013, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 12.0 years and 12.8 years, respectively.  As of

December 31, 2014 and December 31, 2013, the weighted-average remaining maturity of the off-balance sheet AgVantage securities was 2.4 years and 3.4 years, respectively.

Long-Term Standby Purchase Commitments

An LTSPC is a commitment by Farmer Mac to purchase eligible loans from an identified pool of loans under specified circumstances set forth in the applicable agreement, either for cash or in exchange for Farmer Mac Guaranteed Securities, on one or more undetermined future dates.  As consideration for its assumption of the credit risk on loans underlying an LTSPC, Farmer Mac receives a commitment fee payable monthly in arrears in an amount approximating what would have been the guarantee fee if the transaction were structured as a swap for Farmer Mac Guaranteed Securities.

An LTSPC permits a lender to nominate from its portfolio an identified pool of loans for participation in the Farm & Ranch program, which are retained in the lender's portfolio and serviced by the lender.  Farmer Mac reviews the loan pool to confirm that it conforms to Farmer Mac's underwriting standards.  Upon Farmer Mac's approval of the eligible loans, the lender effectively transfers the credit risk on those loans to Farmer Mac, thereby reducing the lender's credit and concentration risk exposures and, consequently, its regulatory capital requirements and its loss reserve requirements.  Credit risk is transferred through Farmer Mac's commitment to purchase the identified loans from the counterparty based on Farmer Mac's original credit review and acceptance of the credit risk on the loans.

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

The maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans, was $2.2 billion as of December 31, 2014 and $2.3 billion as of December 31, 2013.

As of December 31, 2014 and 2013, the weighted-average remaining maturity of all loans underlying LTSPCs was 14.3 years and 13.9 years, respectively.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $26.8 million as of December 31, 2014 and $26.3 million as of December 31, 2013.

Commitments

Farmer Mac enters into mandatory and optional delivery commitments to purchase loans.  Most loan purchase commitments entered into by Farmer Mac are mandatory commitments, in which Farmer Mac charges a fee to extend or cancel the commitment.  As of December 31, 2014 and 2013, commitments to purchase Farm & Ranch loans and USDA Guarantees totaled $29.7 million and $54.8 million, respectively, all of which were mandatory commitments.  As of December 31, 2014 and 2013, commitments to purchase rural utilities loans totaled $4.0 million and $26.3 million, respectively.  Any optional loan purchase commitments are sold forward under optional commitments to deliver Farmer Mac Guaranteed Securities that may be canceled by Farmer Mac without penalty.

Farmer Mac is exposed to interest rate risk from the time it commits to purchase a loan to the time it either:  (1) sells Farmer Mac Guaranteed Securities backed by the loan or (2) issues debt to retain the loan in its portfolio.  There were no commitments to sell Farmer Mac Guaranteed Securities as of December 31, 2014 and 2013.  Farmer Mac manages the interest rate risk related to loans not yet sold or funded as a retained investment through the use of forward sale contracts on the debt of other GSEs and futures contracts involving U.S. Treasury securities.  For more information on financial derivatives see Note 2(h) and Note 6.

Rental expense for Farmer Mac's office space for each of the years ended December 31, 2014, 2013, and 2012 was $1.3 million.  The future minimum lease payments under Farmer Mac's non-cancellable leases for its office space and other contractual obligations are as follows:

Table 12.4

	Future Minimum Lease Payments	Other Contractual Obligations
	(in thousands)
2015	$1,375	$773
2016	1,378	209
2017	1,400	88
2018	1,388	—
2019	1,389	—
Thereafter	6,951	—
Total	$13,881	$1,070

Other contractual obligations in the table above include minimum amounts due under non-cancellable agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms.  These agreements include agreements for the provision of consulting services, information technology support, equipment maintenance, and financial analysis software and services.  The amounts actually paid under these agreements will likely be higher due to the variable components of some of these agreements under which the ultimate obligation owed is determined by reference to actual usage or hours worked.

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

Farmer Mac classifies its estimates of fair value for ARCs as level 3 measurements. Farmer Mac uses unadjusted quotes from a broker specializing in these types of securities to determine the estimated fair value of these investments as of each quarter end. Through periodic discussions with the broker, Farmer Mac gained an understanding of the assumptions underlying the broker quotes and independently benchmarked those quotes against other dealer price indications. Farmer Mac believes the broker quotes are the best indication of fair value as of the measurement date although there is uncertainty regarding the ability to transact at such levels. Considering there is no active secondary market for these securities, although limited observable transactions do occasionally occur, price quotes vary significantly among dealers or independent pricing services, if provided at all, and there is little transparency in the price determination, Farmer Mac believes these measurements are appropriately classified as level 3.

Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period.  There were no transfers within the fair value hierarchy for fair value measurements of Farmer Mac's investment securities during 2014, 2013, and 2012.

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

Farmer Mac made no transfers within the fair value hierarchy for fair value measurements of Farmer Mac Guaranteed Securities and USDA Securities during 2014, 2013, and 2012.

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

As of December 31, 2014, the consideration of Farmer Mac's and the counterparties' credit risk resulted in an adjustment of $0.2 million to the valuations of Farmer Mac's derivative portfolio. As of December 31, 2013, the consideration of Farmer Mac's and the counterparties' credit risk resulted in an adjustment of $45,000 to the valuations of Farmer Mac's derivative portfolio. See Note 2(h) and Note 6 for more information about Farmer Mac's derivative portfolio.

Nonrecurring Fair Value Measurements and Classification

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

Fair Value Classification and Transfers

As of December 31, 2014, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $5.5 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 38 percent of total assets and 73 percent of financial instruments measured at fair value as of December 31, 2014. As of December 31, 2013, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $6.8 billion whose fair values were estimated by management in the absence of readily determinable fair values.  These financial instruments measured as level 3 represented 51 percent of total assets and 73 percent of financial instruments measured at fair value as of December 31, 2013.

Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period.  There were no transfers within the fair value hierarchy for fair value measurements of Farmer Mac's investment securities, Farmer

Mac Guaranteed Securities, USDA Securities, and financial derivatives during 2014, 2013, and 2012. See Note 2(b) for information about the transfer of available-for-sale Farmer Mac Guaranteed Securities to held-to-maturity as of January 1, 2014.

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2014 and 2013, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Table 13.1

Assets and Liabilities Measured at Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$40,576	$40,576
Floating rate asset-backed securities	—	100,902	—	100,902
Floating rate corporate debt securities	—	10,091	—	10,091
Fixed rate corporate debt securities	—	30,025	—	30,025
Floating rate Government/GSE guaranteed mortgage-backed securities	—	612,753	—	612,753
Fixed rate GSE guaranteed mortgage-backed securities	—	8,202	—	8,202
Floating rate GSE subordinated debt	—	66,320	—	66,320
Fixed rate senior agency debt	—	18,939	—	18,939
Floating rate U.S. Treasuries	74,979	—	—	74,979
Fixed rate U.S. Treasuries	975,712	—	—	975,712
Total available-for-sale	1,050,691	847,232	40,576	1,938,499
Trading:
Floating rate asset-backed securities	—	—	689	689
Total trading	—	—	689	689
Total Investment Securities	1,050,691	847,232	41,265	1,939,188
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—	3,631,662	3,631,662
Farmer Mac Guaranteed USDA Securities	—	—	27,619	27,619
Total Farmer Mac Guaranteed Securities	—	—	3,659,281	3,659,281
USDA Securities:
Available-for-sale	—	—	1,731,222	1,731,222
Trading	—	—	40,310	40,310
Total USDA Securities	—	—	1,771,532	1,771,532
Financial derivatives	—	4,177	—	4,177
Total Assets at fair value	$1,050,691	$851,409	$5,472,078	$7,374,178
Liabilities:
Financial derivatives	3	84,841	—	84,844
Total Liabilities at fair value	$3	$84,841	$—	$84,844
Nonrecurring:
Assets:
Loans held for investment	$—	$—	$5,973	$5,973
Total Nonrecurring Assets at fair value	$—	$—	$5,973	$5,973

Assets and Liabilities Measured at Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
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

Level 3 Assets and Liabilities Measured at Fair Value for the Year Ended December 31, 2014
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Transfers Out	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$65,285	$—	$(26,675)	$—	$(825)	$2,791	$—	$40,576
Floating rate Government/GSE guaranteed mortgage-backed securities	205	—	—	(205)	—	—	—	—
Total available-for-sale	65,490	—	(26,675)	(205)	(825)	2,791	—	40,576
Trading:
Floating rate asset-backed securities (1)	928	—	—	(685)	446	—	—	689
Total trading	928	—	—	(685)	446	—	—	689
Total Investment Securities	66,418	—	(26,675)	(890)	(379)	2,791	—	41,265
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage (2)	5,070,366	1,091,475	—	(922,908)	14,520	10,995	(1,632,786)	3,631,662
Farmer Mac Guaranteed USDA Securities	21,234	7,627	—	(808)	—	(434)	—	27,619
Total Farmer Mac Guaranteed Securities	5,091,600	1,099,102	—	(923,716)	14,520	10,561	(1,632,786)	3,659,281
USDA Securities:
Available-for-sale	1,553,669	335,359	—	(209,400)	—	51,594	—	1,731,222
Trading (3)	58,344	—	—	(19,185)	1,151	—	—	40,310
Total USDA Securities	1,612,013	335,359	—	(228,585)	1,151	51,594	—	1,771,532
Total Assets at fair value	$6,770,031	$1,434,461	$(26,675)	$(1,153,191)	$15,292	$64,946	$(1,632,786)	$5,472,078
Liabilities:
Financial derivatives	$(235)	$—	$—	$—	$235	$—	$—	$—
Total Liabilities at fair value	$(235)	$—	$—	$—	$235	$—	$—	$—

(1)	Unrealized gains are attributable to assets still held as of December 31, 2014 and are recorded in "Gains/(losses) on trading securities."

(2)
Includes $1.6 billion of AgVantage Securities transferred from available-for-sale to held-to-maturity on January 1, 2014 and $20.7 million of AgVantage securities purchased during 2014 transferred from available-for-sale to held-to-maturity.

(3)	Includes unrealized gains of $1.8 million attributable to assets still held as of December 31, 2014 that are recorded in "Gains/(losses) on trading securities."

Level 3 Assets and Liabilities Measured at Fair Value for the Year Ended December 31, 2013
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/ (Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$63,159	$—	$—	$—	$—	$2,126	$65,285
Floating rate Government/GSE guaranteed mortgage-backed securities	—	233	—	(24)	—	(4)	205
Total available-for-sale	63,159	233	—	(24)	—	2,122	65,490
Trading:
Floating rate asset-backed securities (1)	1,247	—	—	(774)	455	—	928
Total trading	1,247	—	—	(774)	455	—	928
Total Investment Securities	64,406	233	—	(798)	455	2,122	66,418
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	4,739,577	1,273,500	—	(844,437)	(18,230)	(80,044)	5,070,366
Farmer Mac Guaranteed USDA Securities	26,681	—	—	(5,214)	—	(233)	21,234
Total Farmer Mac Guaranteed Securities	4,766,258	1,273,500	—	(849,651)	(18,230)	(80,277)	5,091,600
USDA Securities:
Available-for-sale	1,486,595	361,894	—	(234,035)	—	(60,785)	1,553,669
Trading (2)	104,188	—	—	(44,570)	(1,274)	—	58,344
Total USDA Securities	1,590,783	361,894	—	(278,605)	(1,274)	(60,785)	1,612,013
Total Assets at fair value	$6,421,447	$1,635,627	$—	$(1,129,054)	$(19,049)	$(138,940)	$6,770,031
Liabilities:
Financial derivatives (3)	$(691)	$—	$—	$—	$456	$—	$(235)
Total Liabilities at fair value	$(691)	$—	$—	$—	$456	$—	$(235)

(1)	Unrealized gains are attributable to assets still held as of December 31, 2013 and are recorded in "Gains/(losses) on trading securities."

(2)	Includes unrealized losses of $0.5 million attributable to assets still held as of December 31, 2013 that are recorded in "Gains/(losses) on trading securities."

(3)	Unrealized gains are attributable to liabilities still held as of December 31, 2013 and are recorded in "(Losses)/gains on financial derivatives and hedging activities."

Level 3 Assets and Liabilities Measured at Fair Value for the Year Ended December 31, 2012
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/ (Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$60,213	$—	$—	$—	$—	$2,946	$63,159
Total available-for-sale	60,213	—	—	—	—	2,946	63,159
Trading:
Floating rate asset-backed securities (1)	1,796	—	—	(812)	263	—	1,247
Total trading	1,796	—	—	(812)	263	—	1,247
Total Investment Securities	62,009	—	—	(812)	263	2,946	64,406
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	4,253,673	984,406	—	(498,533)	6,388	(6,357)	4,739,577
Farmer Mac Guaranteed USDA Securities	35,599	5,327	(5,327)	(8,907)	—	(11)	26,681
Total Farmer Mac Guaranteed Securities	4,289,272	989,733	(5,327)	(507,440)	6,388	(6,368)	4,766,258
USDA Securities:
Available-for-sale	1,279,546	479,324	—	(256,685)	—	(15,590)	1,486,595
Trading (2)	212,359	—	—	(108,215)	44	—	104,188
Total USDA Securities	1,491,905	479,324	—	(364,900)	44	(15,590)	1,590,783
Total Assets at fair value	$5,843,186	$1,469,057	$(5,327)	$(873,152)	$6,695	$(19,012)	$6,421,447
Liabilities:
Financial derivatives (3)	$(1,335)	$—	$—	$—	$644	$—	$(691)
Total Liabilities at fair value	$(1,335)	$—	$—	$—	$644	$—	$(691)

(1)	Unrealized gains are attributable to assets still held as of December 31, 2012 and are recorded in "Gains/(losses) on trading securities."

(2)	Includes unrealized gains of $0.3 million attributable to assets still held as of December 31, 2012 that are recorded in "Gains/(losses) on trading securities."

(3)	Unrealized gains are attributable to liabilities still held as of December 31, 2012 and are recorded in "(Losses)/gains on financial derivatives and hedging activities."

The following tables present additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in level 3 of the fair value hierarchy as of December 31, 2014 and 2013.

Table 13.3

	As of December 31, 2014
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$40,576	Indicative bids	Range of broker quotes	82.0% - 94.0% (87.1%)
Floating rate asset-backed securities	$689	Discounted cash flow	Discount rate	14.3% - 23.9% (19.1%)
			CPR	10%
Farmer Mac Guaranteed Securities:
AgVantage	$3,631,662	Discounted cash flow	Discount rate	0.7% - 2.7% (1.3%)
Farmer Mac Guaranteed USDA Securities	$27,619	Discounted cash flow	Discount rate	0.8% - 3.6% (1.9%)
			CPR	0% - 21% (9%)
USDA Securities	$1,771,532	Discounted cash flow	Discount rate	1.1% - 5.3% (3.2%)
			CPR	0% - 20% (8%)

	As of December 31, 2013
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$65,285	Indicative bids	Range of broker quotes	82.0% - 92.0% (88.1%)
Floating rate asset-backed securities	$928	Discounted cash flow	Discount rate	13.0% - 22.5% (17.7%)
			CPR	10%
Floating rate Government/GSE guaranteed mortgage-backed securities	$205	Discounted cash flow	Discount rate	1.8% - 1.8% (1.8%)
			CPR	6%
Farmer Mac Guaranteed Securities:
AgVantage	$5,070,366	Discounted cash flow	Discount rate	0.9% - 3.6% (1.8%)
Farmer Mac Guaranteed USDA Securities	$21,234	Discounted cash flow	Discount rate	0.9% - 3.2% (1.9%)
			CPR	7% - 14% (11%)
USDA Securities	$1,612,013	Discounted cash flow	Discount rate	1.2% - 5.3% (3.4%)
			CPR	0% - 23% (5%)
Liabilities:
Financial Derivatives:
Basis swaps	$235	Discounted cash flow	Discount rate	0.7% - 2.3% (1.3%)
			CPR	10% - 11% (10%)

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

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities, and guarantees and commitments as of December 31, 2014 and 2013:

Table 13.4

	As of December 31, 2014		As of December 31, 2013
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,363,387	$1,363,387	$749,313	$749,313
Investment securities	1,939,188	1,939,188	2,484,075	2,484,075
Farmer Mac Guaranteed Securities	5,459,857	5,453,901	5,091,600	5,091,600
USDA Securities	1,771,532	1,771,532	1,612,013	1,612,013
Loans	3,547,424	3,520,075	3,138,932	3,193,248
Financial derivatives	4,177	4,177	19,718	19,718
Guarantee and commitment fees receivable:
LTSPCs	29,095	27,807	33,807	27,244
Farmer Mac Guaranteed Securities	14,200	13,979	18,470	16,660
Financial liabilities:
Notes payable:
Due within one year	7,357,770	7,353,953	7,353,356	7,338,781
Due after one year	5,556,570	5,471,186	4,977,942	5,001,169
Debt securities of consolidated trusts held by third parties	423,085	424,214	257,512	261,760
Financial derivatives	84,844	84,844	75,708	75,708
Guarantee and commitment obligations:
LTSPCs	28,130	26,843	32,856	26,293
Farmer Mac Guaranteed Securities	11,303	11,082	15,185	13,374

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

The financial information presented below reflects the accounts of Farmer Mac and its subsidiaries on a consolidated basis.  Accordingly, the core earnings for Farmer Mac's reportable operating segments will differ from the stand-alone financial statements of Farmer Mac's subsidiaries.  These differences will be due to various factors, including the reversal of unrealized gains and losses related to fair value changes of trading assets and financial derivatives, as well as the allocation of certain expenses such as dividends and interest expense related to the issuance of capital and the incurrence of indebtedness managed at the corporate level.  The allocation of general and administrative expenses that are not directly attributable to an operating segment may also result in differences.  The assets of Farmer Mac's subsidiary Farmer Mac II LLC will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.  As of December 31, 2014, Farmer Mac II LLC held assets with a fair value of $1.8 billion, had debt outstanding of $470.0 million, had preferred stock outstanding with a liquidation preference of $250.0 million, and had $1.0 billion of common stock outstanding held by Farmer Mac.

The following tables present core earnings for Farmer Mac's reportable operating segments and a reconciliation to consolidated net income for the years ended December 31, 2014, 2013 and 2012:

Table 14.1

Core Earnings by Business Segment
For the Year Ended December 31, 2014
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Interest income (1)	$78,934	$54,955	$27,879	$67,019	$17,637	$(15,850)		$230,574
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(2,086)	—	—	—	—	2,086		—
Interest expense (2)	(45,025)	(36,689)	(17,138)	(38,456)	(3,830)	(29,582)		(170,720)
Net effective spread	31,823	18,266	10,741	28,563	13,807	(43,346)		59,854
Guarantee and commitment fees	15,107	134	—	12,032	—	(2,086)		25,187
Other income/(expense) (3)	762	63	9	—	(4,913)	22,675		18,596
Non-interest income/(loss)	15,869	197	9	12,032	(4,913)	20,589		43,783

Release of allowance for loan losses	961	—	—	—	—	—		961

Release of reserve for losses	2,205	—	—	—	—	—		2,205
Other non-interest expense	(15,180)	(2,955)	(3,130)	(1,891)	(10,541)	—		(33,697)
Non-interest expense (4)	(12,975)	(2,955)	(3,130)	(1,891)	(10,541)	—		(31,492)
Core earnings before income taxes	35,678	15,508	7,620	38,704	(1,647)	(22,757)	(5)	73,106
Income tax (expense)/benefit	(12,486)	(5,430)	(2,668)	(13,548)	23,347	7,961		(2,824)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	23,192	10,078	4,952	25,156	21,700	(14,796)	(5)	70,282
Preferred stock dividends	—	—	—	—	(9,839)	—		(9,839)
Non-controlling interest - preferred stock dividends	—	—	—	—	(22,192)	—		(22,192)
Segment core earnings/(losses)	$23,192	$10,078	$4,952	$25,156	$(10,331)	$(14,796)	(5)	$38,251

Total assets at carrying value	$2,611,401	$1,825,210	$995,082	$5,459,296	$3,396,832	$—		$14,287,821
Total on- and off-balance sheet program assets at principal balance	5,417,174	1,798,034	985,609	6,396,941		—		14,597,758

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

Core Earnings by Business Segment
For the Year Ended December 31, 2013
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Interest income (1)	$67,429	$53,384	$35,194	$77,868	$21,940	$(20,417)		$235,398
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(964)	—	—	—	—	964		—
Interest expense (2)	(32,062)	(35,656)	(23,601)	(53,613)	(4,668)	12,324		(137,276)
Net effective spread	34,403	17,728	11,593	24,255	17,272	(7,129)		98,122
Guarantee and commitment fees	14,944	132	—	12,846	—	(964)		26,958
Other income/(expense) (3)	2,244	791	—	—	1,622	34,156		38,813
Non-interest income/(loss)	17,188	923	—	12,846	1,622	33,192		65,771

Release of allowance for loan losses	481	—	—	—	—	—		481

Provision for losses	(929)	—	—	—	—	—		(929)
Other non-interest expense	(14,649)	(2,904)	(3,100)	(1,774)	(9,751)	—		(32,178)
Non-interest expense (4)	(15,578)	(2,904)	(3,100)	(1,774)	(9,751)	—		(33,107)
Core earnings before income taxes	36,494	15,747	8,493	35,327	9,143	26,063	(5)	131,267
Income tax (expense)/benefit	(12,773)	(5,511)	(2,973)	(12,364)	8,991	(9,122)		(33,752)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	23,721	10,236	5,520	22,963	18,134	16,941	(5)	97,515
Preferred stock dividends	—	—	—	—	(3,495)	—		(3,495)
Non-controlling interest - preferred stock dividends	—	—	—	—	(22,187)	—		(22,187)
Segment core earnings/(losses)	$23,721	$10,236	$5,520	$22,963	$(7,548)	$16,941	(5)	$71,833

Total assets at carrying value	$2,190,224	$1,656,688	$1,076,298	$5,121,666	$3,316,904	$—		$13,361,780
Total on- and off-balance sheet program assets at principal balance	5,163,080	1,687,117	1,052,251	6,047,864		—		13,950,312

(1)	Includes reconciling adjustments for the amortization of premiums and discounts on assets consolidated at fair value to reflect core earnings amounts.

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

Core Earnings by Business Segment
For the Year Ended December 31, 2012
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Interest income (1)	$70,590	$56,815	$35,566	$88,801	$24,729	$(11,831)		$264,670
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(1,659)	—	—	—	—	1,659		—
Interest expense (2)	(36,390)	(38,761)	(23,301)	(64,942)	(4,891)	25,595		(142,690)
Net effective spread	32,541	18,054	12,265	23,859	19,838	15,423		121,980
Guarantee and commitment fees	14,292	163	—	12,167	—	(1,659)		24,963
Other income/(expense) (3)	2,427	599	466	—	(2,113)	(22,607)		(21,228)
Non-interest income/(loss)	16,719	762	466	12,167	(2,113)	(24,266)		3,735

Provision for loan losses	(3,691)	—	—	—	—	—		(3,691)

Release of losses	1,816	—	—	—	—	—		1,816
Other non-interest expense	(14,836)	(2,773)	(3,204)	(1,834)	(10,077)	—		(32,724)
Non-interest expense (4)	(13,020)	(2,773)	(3,204)	(1,834)	(10,077)	—		(30,908)
Core earnings before income taxes	32,549	16,043	9,527	34,192	7,648	(8,843)	(5)	91,116
Income tax (expense)/benefit	(11,392)	(5,615)	(3,334)	(11,967)	7,057	3,095		(22,156)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	21,157	10,428	6,193	22,225	14,705	(5,748)	(5)	68,960
Preferred stock dividends	—	—	—	—	(2,879)	—		(2,879)
Non-controlling interest - preferred stock dividends	—	—	—	—	(22,187)	—		(22,187)
Segment core earnings	$21,157	$10,428	$6,193	$22,225	$(10,361)	$(5,748)	(5)	$43,894

Total assets at carrying value	$1,736,391	$1,641,030	$1,080,045	$4,772,509	$3,392,226	$—		$12,622,201
Total on- and off-balance sheet program assets at principal balance	4,747,289	1,615,579	1,031,945	5,620,375		—		13,015,188

(1)	Includes reconciling adjustments for the amortization of premiums and discounts on assets consolidated at fair value to reflect core earnings amounts.

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

15.	QUARTERLY FINANCIAL INFORMATION (Unaudited)

Table 15.1

	2014 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(in thousands, except per share amounts)
Interest income:
Interest income	$58,199	$60,882	$61,775	$49,718
Interest expense	44,606	48,886	42,502	34,726
Net interest income	13,593	11,996	19,273	14,992
Release of /(provision for) loan losses	462	(511)	1,583	(573)
Net interest income after release of/(provision for) loan losses	14,055	11,485	20,856	14,419
Non-interest income/(loss):
Guarantee and commitment fees	6,094	6,172	6,403	6,518
(Losses)/gains on financial derivatives and hedging activities	(9,178)	808	(5,698)	(7,578)
Gains on trading assets	13,857	16,369	7,748	655
(Losses)/gains on sale of available-for-sale investment securities	—	(396)	143	15
(Losses)/gains on sale of real estate owned	(28)	—	168	(3)
Other income	920	502	200	92
Non-interest income/(loss)	11,665	23,455	8,964	(301)
Non-interest expense	8,594	7,095	7,856	7,947
Income before income taxes	17,126	27,845	21,964	6,171
Income tax expense/(benefit)	2,769	7,564	(6,368)	(1,141)
Net income	14,357	20,281	28,332	7,312
Less: Net income attributable to non-controlling interest - preferred stock dividends	(5,414)	(5,412)	(5,819)	(5,547)
Net income attributable to Farmer Mac	8,943	14,869	22,513	1,765
Preferred stock dividends	(3,296)	(3,283)	(2,308)	(952)
Net income attributable to common stockholders	$5,647	$11,586	$20,205	$813

Earnings per common share:
Basic earnings per common share	$0.52	$1.06	$1.85	$0.07
Diluted earnings per common share	$0.50	$1.02	$1.78	$0.07

	2013 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(in thousands, except per share amounts)
Interest income:
Interest income	$49,180	$62,975	$61,745	$61,498
Interest expense	35,777	34,787	33,584	33,128
Net interest income	13,403	28,188	28,161	28,370
(Provision for)/release of loan losses	(117)	499	529	(430)
Net interest income after (provision for)/release of loan losses	13,286	28,687	28,690	27,940
Non-interest income:
Guarantee and commitment fees	6,768	6,819	6,759	6,612
Gains on financial derivatives and hedging activities	9,263	3,024	14,983	4,494
(Losses)/gains on trading assets	(76)	(626)	(327)	210
(Losses)/gains on sale of available-for-sale investment securities	(960)	—	3,071	2
Gains on repurchase of debt	1,462	—	—	—
Gains on sale of real estate owned	26	39	1,124	47
Other income	539	565	873	1,080
Non-interest income	17,022	9,821	26,483	12,445
Non-interest expense	7,621	8,441	7,964	9,081
Income before income taxes	22,687	30,067	47,209	31,304
Income tax expense	3,774	8,226	13,036	8,716
Net income	18,913	21,841	34,173	22,588
Less: Net income attributable to non-controlling interest - preferred stock dividends	(5,546)	(5,547)	(5,547)	(5,547)
Net income attributable to Farmer Mac	13,367	16,294	28,626	17,041
Preferred stock dividends	(882)	(881)	(881)	(851)
Net income attributable to common stockholders	$12,485	$15,413	$27,745	$16,190

Earnings per common share:
Basic earnings per common share	$1.14	$1.42	$2.57	$1.51
Diluted earnings per common share	$1.11	$1.37	$2.48	$1.45

16.	SUBSEQUENT EVENTS

Farmer Mac II LLC announced on February 27, 2015 that it intends to redeem all 250,000 outstanding shares of Farmer Mac II Preferred Stock for a redemption price of $1,000 per share (the par value) on March 30, 2015, which is the initial redemption date for those securities. The redemption of the Farmer Mac II Preferred Stock will trigger on the same day the redemption of all $250.0 million of the outstanding related FALConS, which represent undivided beneficial ownership in the 250,000 shares of the Farmer Mac II Preferred Stock. Farmer Mac currently holds $6.0 million of the outstanding FALConS, which were purchased in the open market during the second quarter of 2014. The record date for the redemption of the Farmer Mac II Preferred Stock and the FALConS is March 16, 2015. Farmer Mac II LLC has also announced the quarterly dividend of $22.1875 to be paid on each share of Farmer Mac II Preferred Stock on March 30, 2015 in connection with the redemption.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this Annual Report on Form 10-K, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Farmer Mac's management on a timely basis to allow decisions regarding required disclosure. Management, including Farmer Mac's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Farmer Mac's disclosure controls and procedures (as defined under Rules 13a‑15(e) and 15d‑15(e) of the Exchange Act) as of December 31, 2014.

Farmer Mac carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Farmer Mac's disclosure controls and procedures were effective as of December 31, 2014.

Management's Report on Internal Control Over Financial Reporting. See "Financial Statements—Management's Report on Internal Control Over Financial Reporting" in Item 8 of this Annual Report on Form 10-K.

Attestation Report of Independent Registered Public Accounting Firm. See "Financial Statements—Report of Independent Registered Public Accounting Firm" in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

Farmer Mac has adopted a Code of Business Conduct and Ethics (the "Code") that applies to all directors, officers, employees, and agents of Farmer Mac, including Farmer Mac's principal executive officer, principal financial officer, principal accounting officer, and other senior financial officers.  A copy of the Code is available in the "Investors—Corporate Governance" section of Farmer Mac's internet website (www.farmermac.com).  Farmer Mac will post any amendment to, or waiver from, a provision of the Code in that same section of its internet website.  The Code was most recently amended in April 2014. A print copy of the Code is available free of charge upon written request to Farmer Mac's Secretary.

Additional information required by this item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 24, 2015.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 24, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 24, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 24, 2015.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 24, 2015.

PART IV

Item 15.                Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements.

Refer to Item 8 above.

(2)           Financial Statement Schedules.

All schedules are omitted since they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

(3)           Exhibits.

*	3.1	—	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Food, Conservation and Energy Act of 2008 (Previously filed as Exhibit to Form 10-Q filed August 12, 2008).
*	3.2	—	Amended and Restated By-Laws of the Registrant (Previously filed as Exhibit 3.1 to Form 8-K filed June 9, 2014).
*	4.1	—	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Previously filed as Exhibit 4.1 to Form 10-Q filed May 15, 2003).
*	4.2	—	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Previously filed as Exhibit 4.2 to Form 10-Q filed May 15, 2003).
*	4.3	—	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Previously filed as Exhibit 4.3 to Form 10-Q filed May 15, 2003).
*	4.4	—	Specimen Certificate for 5.875% Non-Cumulative Preferred Stock, Series A (Previously filed as Exhibit 4.4.1 to Form 10-Q filed May 9, 2013).
*	4.4.1	—	Certificate of Designation of Terms and Conditions of 5.875% Non-Cumulative Preferred Stock, Series A (Previously filed as Exhibit 4.1 to Form 8-A filed January 17, 2013).
*	4.5	—	Specimen Certificate for 6.875% Non-Cumulative Preferred Stock, Series B (Previously filed as Exhibit 4.5 to Form 10-Q filed May 12, 2014).
*	4.5.1	—	Certificate of Designation of Terms and Conditions of 6.875% Non-Cumulative Preferred Stock, Series B (Previously filed as Exhibit 4.1 to Form 8-A filed March 25, 2014).
*	4.6	—	Specimen Certificate for 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.6 to Form 10-Q filed August 11, 2014).
*	4.6.1	—	Certificate of Designation of Terms and Conditions of 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.1 to Form 8-A filed June 20, 2014).
†*	10.1	—	Amended and Restated 1997 Incentive Plan (Previously filed as Exhibit 10.1.3 to Form 10-Q filed November 14, 2003).
†*	10.1.1	—	Form of stock option award agreement under 1997 Incentive Plan (Previously filed as Exhibit 10.1.4 to Form 10-K filed March 16, 2005).
†*	10.2	—	2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.1.2 to Form 10-Q filed August 12, 2008).
†*	10.2.1	—	Form of SAR Agreement under the 2008 Omnibus Incentive Plan for grants made prior to April 1, 2012 (Previously filed as Exhibit 10 to Form 8-K filed June 11, 2008).
†*	10.2.2	—	Form of SAR Agreement under the 2008 Omnibus Incentive Plan for grants made from April 1, 2012 to March 31, 2013 (Previously filed as Exhibit 10.1 to Form 8-K filed April 6, 2012).
†*	10.2.3	—	Form of SAR Agreement under the 2008 Omnibus Incentive Plan for grants made after April 1, 2013 (Previously filed as Exhibit 10.1 to Form 8-K filed April 5, 2013).
†*	10.2.4	—	Form of Restricted Stock Agreement (Officers) under the 2008 Omnibus Incentive Plan for grants made prior to April 1, 2012 (Previously filed as Exhibit 10.1 to Form 8-K filed June 10, 2009).
†*	10.2.5	—	Form of Restricted Stock Agreement (Officers) under the 2008 Omnibus Incentive Plan for grants made on and after April 1, 2012 (Previously filed as Exhibit 10.2 to Form 8-K filed April 6, 2012).
†*	10.2.6	—	Form of Restricted Stock Agreement (Directors) under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.3 to Form 8-K filed April 6, 2012).
†*	10.2.7	—	Form of Time-Based Restricted Stock Award Agreement for grants made to non-directors after April 1, 2013 (Previously filed as Exhibit 10.2 to Form 8-K filed April 5, 2013).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†*	10.2.8	—	Form of Performance-Based Restricted Stock Award Agreement for grants made to non-directors after April 1, 2013 (Previously filed as Exhibit 10.2 to Form 8-K filed April 5, 2013).
†*	10.3	—	Federal Agricultural Mortgage Corporation Executive Officer Severance Plan (Previously filed as Exhibit 10.1 to Form 8-K filed June 13, 2012).
†*	10.4	—	Form of Participation Agreement to the Federal Agricultural Mortgage Corporation Executive Officer Severance Plan (Previously filed as Exhibit 10.2 to Form 8-K filed June 13, 2012).
†*	10.5	—	Employment Agreement dated December 3, 2014 between Timothy L. Buzby and the Registrant (Previously filed as Exhibit 10.1 to Form 8-K filed December 8, 2014).
†*	10.6	—	Form of Indemnification Agreement for Directors (Previously filed as Exhibit 10.1 to Form 8-K filed April 9, 2008).
†*	10.7		Description of compensation agreement between the Registrant and its directors (Previously filed as Exhibit 10.1 to Form 10-Q filed May 12, 2014).
*#	10.8	—
Amended and Restated Master Central Servicing Agreement dated as of May 1, 2004 between Zions First National Bank and the Registrant (Previously filed as Exhibit 10.11.2 to Form 10-Q filed August 9, 2004).

*#	10.8.1	—
Amendment No. 1 to Amended and Restated Master Central Servicing Agreement between Zions First National Bank and the Registrant, dated as of June 1, 2009 (Previously filed as Exhibit 10.11.1 to Form 10-Q filed August 10, 2009).

*#	10.8.2	—
Amendment No. 2 to Amended and Restated Master Central Servicing Agreement between Zions First National Bank and the Registrant, dated as of August 25, 2010 (Previously filed as Exhibit 10.11.2 to Form 10-Q filed November 9, 2010).

*#	10.9	—	Loan Closing File Review Agreement dated as of August 2, 2005 between Zions First National Bank and the Registrant (Previously filed as Exhibit 10.12 to Form 10-Q filed November 9, 2005).
*	10.10	—	Sublease Agreement dated as of December 6, 2010 between Mayer Brown LLP and the Registrant (Previously filed as Exhibit 10.43 to Form 10-K/A filed June 1, 2011).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*	10.11	—
Master Trust, Sale and Servicing Agreement dated as of October 20, 2006 between CFC Advantage, LLC, National Rural Utilities Cooperative Finance Corporation, U.S. Bank National Association, and the Registrant (Previously filed as Exhibit 10.22 to Form 10-Q filed
August 9, 2010).

*	10.12	—
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

*	10.14	—
Amended and Restated Note Purchase Agreement dated as of March 24, 2011 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant (Previously filed as Exhibit 10.22 to Form 10-Q filed May 10, 2011).

*	10.14.1
First Supplemental Note Purchase Agreement dated as of March 24, 2011 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant (Previously filed as Exhibit 10.25 to Form 10-Q filed May 10, 2011).

*	10.15	—
Amended, Restated and Consolidated Pledge Agreement dated as of March 24, 2011 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, U.S. Bank National Association, and the Registrant (Previously filed as Exhibit 10.23 to Form 10-Q filed May 10, 2011).

*	10.16	—
Setoff Rights Letter Agreement dated as of March 24, 2011 between National Rural Utilities Cooperative Finance Corporation, Farmer Mac Mortgage Securities Corporation, and the Registrant (Previously filed as Exhibit 10.24 to Form 10-Q filed May 10, 2011).

*	10.17	—
Amended and Restated Master Sale and Servicing Agreement dated as of August 12, 2011 between National Rural Utilities Cooperative Finance Corporation and the Registrant (Previously filed as Exhibit 10.26 to Form 10-Q filed November 9, 2011).

*#	10.18	—
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

**	21	—	List of the Registrant's subsidiaries.
**	31.1	—
Certification of Registrant's principal executive officer relating to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Registrant's principal executive officer and principal financial officer relating to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Timothy L. Buzby		March 16, 2015
By:	Timothy L. Buzby	Date
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lowell L. Junkins	Chairman of the Board and Director	March 16, 2015
Lowell L. Junkins

/s/ Timothy L. Buzby	President and Chief Executive Officer	March 16, 2015
Timothy L. Buzby	(Principal Executive Officer)

/s/ R. Dale Lynch	Executive Vice President – Chief Financial	March 16, 2015
R. Dale Lynch	Officer and Treasurer (Principal Financial Officer)

/s/ Gregory N. Ramsey	Controller	March 16, 2015
Gregory N. Ramsey	(Principal Accounting Officer)

Name	Title	Date

/s/ Dennis L. Brack	Director	March 16, 2015
Dennis L. Brack

/s/ Chester J. Culver	Director	March 16, 2015
Chester J. Culver

/s/ Richard H. Davidson	Director	March 16, 2015
Richard H. Davidson

/s/ James R. Engebretsen	Director	March 16, 2015
James R. Engebretsen

/s/ Dennis A. Everson	Director	March 16, 2015
Dennis A. Everson

/s/ Sara L. Faivre-Davis	Director	March 16, 2015
Sara L. Faivre-Davis

/s/ Douglas L. Flory	Director	March 16, 2015
Douglas L. Flory

/s/ Thomas W. Hill	Director	March 16, 2015
Thomas W. Hill

/s/ Mitchell A. Johnson	Director	March 16, 2015
Mitchell A. Johnson

/s/ Clark B. Maxwell	Director	March 16, 2015
Clark B. Maxwell

/s/ James B. McElroy	Director	March 16, 2015
James B. McElroy

/s/ Bruce J. Sherrick	Director	March 16, 2015
Bruce J. Sherrick

/s/ Myles J. Watts	Director	March 16, 2015
Myles J. Watts

/s/ Douglas E. Wilhelm	Director	March 16, 2015
Douglas E. Wilhelm