Form 10-Q
period 2015-03-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2015-05-11
CIK 845877

As filed with the Securities and Exchange Commission on May 11, 2015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
Commission File Number 001-14951
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
Yes        ☐                                No           ☒
As of May 1, 2015, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock and 9,441,933 shares of Class C non-voting common stock.

PART I

Item 1. Financial Statements

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of
	March 31, 2015	December 31, 2014
	(in thousands)
Assets:
Cash and cash equivalents	$1,556,246	$1,363,387
Investment securities:
Available-for-sale, at fair value	2,139,544	1,938,499
Trading, at fair value	638	689
Total investment securities	2,140,182	1,939,188
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value	3,842,209	3,659,281
Held-to-maturity, at amortized cost	1,767,096	1,794,620
Total Farmer Mac Guaranteed Securities	5,609,305	5,453,901
USDA Securities:
Available-for-sale, at fair value	1,794,844	1,731,222
Trading, at fair value	37,593	40,310
Total USDA Securities	1,832,437	1,771,532
Loans:
Loans held for investment, at amortized cost	3,082,378	2,833,461
Loans held for investment in consolidated trusts, at amortized cost	457,117	692,478
Allowance for loan losses	(5,940)	(5,864)
Total loans, net of allowance	3,533,555	3,520,075
Real estate owned, at lower of cost or fair value	421	421
Financial derivatives, at fair value	4,808	4,177
Interest receivable (includes $3,422 and $9,509, respectively, related to consolidated trusts)	66,312	106,874
Guarantee and commitment fees receivable	38,342	39,462
Deferred tax asset, net	14,750	33,391
Prepaid expenses and other assets	53,327	55,413
Total Assets	$14,849,685	$14,287,821

Liabilities and Equity:
Liabilities:
Notes payable:
Due within one year	$7,957,193	$7,353,953
Due after one year	5,648,752	5,471,186
Total notes payable	13,605,945	12,825,139
Debt securities of consolidated trusts held by third parties	457,903	424,214
Financial derivatives, at fair value	95,493	84,844
Accrued interest payable (includes $2,740 and $5,145, respectively, related to consolidated trusts)	36,383	48,355
Guarantee and commitment obligation	36,537	37,925
Accounts payable and accrued expenses	31,433	81,252
Reserve for losses	3,491	4,263
Total Liabilities	14,267,185	13,505,992
Commitments and Contingencies (Note 6)
Equity:
Preferred stock:
Series A, par value $25 per share, 2,400,000 shares authorized, issued and outstanding	58,333	58,333
Series B, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,044	73,044
Series C, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,382	73,382
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,406,392 shares and 9,406,267 shares outstanding, respectively	9,406	9,406
Additional paid-in capital	114,364	113,559
Accumulated other comprehensive income, net of tax	51,184	15,533
Retained earnings	201,081	201,013
Total Stockholders' Equity	582,325	545,801
Non-controlling interest	175	236,028
Total Equity	582,500	781,829
Total Liabilities and Equity	$14,849,685	$14,287,821
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$2,865	$5,237
Farmer Mac Guaranteed Securities and USDA Securities	33,122	32,846
Loans	27,964	14,369
Total interest income	63,951	52,452
Total interest expense	33,162	34,726
Net interest income	30,789	17,726
Provision for loan losses	(76)	(573)
Net interest income after provision for loan losses	30,713	17,153
Non-interest income:
Guarantee and commitment fees	3,377	3,784
Losses on financial derivatives and hedging activities	(3,882)	(7,578)
Gains on trading securities	362	655
Gains on sale of available-for-sale investment securities	6	15
Losses on sale of real estate owned	(1)	(3)
Other income	613	92
Non-interest income/(loss)	475	(3,035)
Non-interest expense:
Compensation and employee benefits	5,693	4,456
General and administrative	2,823	2,794
Regulatory fees	600	594
Real estate owned operating costs, net	(1)	2
(Release of)/provision for reserve for losses	(772)	101
Non-interest expense	8,343	7,947
Income before income taxes	22,845	6,171
Income tax expense/(benefit)	4,231	(1,141)
Net income	18,614	7,312
Less: Net income attributable to non-controlling interest	(5,354)	(5,547)
Net income attributable to Farmer Mac	13,260	1,765
Preferred stock dividends	(3,295)	(952)
Loss on retirement of preferred stock	(8,147)	—
Net income attributable to common stockholders	$1,818	$813

Earnings per common share and dividends:
Basic earnings per common share	$0.17	$0.07
Diluted earnings per common share	$0.16	$0.07
Common stock dividends per common share	$0.16	$0.14
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Net income	$18,614	$7,312
Other comprehensive income, net of tax:
Unrealized holding gains losses on available-for-sale securities(1)	39,170	34,241
Unrealized losses on cash flow hedges(2)	(160)	(68)
Less reclassification adjustments included in:
Losses on financial derivatives and hedging activities(3)	(3,160)	(3,101)
Gains on sale of available-for-sale investment securities(4)	(4)	(10)
Other income(5)	(195)	94
Other comprehensive income	35,651	31,156
Comprehensive income	54,265	38,468
Less: Comprehensive income attributable to noncontrolling interest	(5,354)	(5,547)
Comprehensive income attributable to Farmer Mac	$48,911	$32,921

(1)	Presented net of income tax expense of $21.1 million and $18.4 million, for the three months ended March 31, 2015 and 2014, respectively.

(2)	Presented net of income tax benefit of $0.1 million and $37,000 for the three months ended March 31, 2015 and 2014, respectively.

(3)
Relates to the amortization of the unrealized gains on the hedged items prior to application of hedge accounting. Presented net of income tax benefit of $1.7 million for both the three months ended March 31, 2015 and 2014, respectively.

(4)
Represents realized gains on sales of available-for-sale investment securities. Presented net of income tax benefit of $2,000 and $5,000 for the three months ended March 31, 2015 and 2014, respectively.

(5)
Represents amortization of deferred gains related to certain available-for-sale USDA Securities and Farmer Mac Guaranteed USDA Securities. Presented net of income tax benefit of $0.1 million and income tax expense of $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	For the Three Months Ended
	March 31, 2015		March 31, 2014
	Shares	Amount	Shares	Amount
	(in thousands)
Preferred stock:
Balance, beginning of period	8,400	$204,759	2,400	$58,333
Issuance of Series B preferred stock	—	—	3,000	73,306
Balance, end of period	8,400	$204,759	5,400	$131,639
Common stock:
Balance, beginning of period	10,937	$10,937	10,886	$10,886
Balance, end of period	10,937	$10,937	10,886	$10,886
Additional paid-in capital:
Balance, beginning of period		$113,559		$110,722
Stock-based compensation expense		839		713
Issuance of Class C common stock		4		6
Tax effect of stock-based awards		(38)		36
Balance, end of period		$114,364		$111,477
Retained earnings:
Balance, beginning of period		$201,013		$168,877
Net income attributable to Farmer Mac		13,260		1,765
Cash dividends:
Preferred stock, Series A ($0.3672 per share in 2015 and 2014)		(881)		(881)
Preferred stock, Series B ($0.4297 per share in 2015 and $0.105 per share in 2014)		(1,289)		(71)
Preferred stock, Series C ($0.3750 per share)		(1,125)		—
Common stock ($0.16 per share in 2015, $0.14 per share in 2014)		(1,750)		(1,524)
Loss on retirement of preferred stock, Farmer Mac II LLC		(8,147)		—
Balance, end of period		$201,081		$168,166
Accumulated other comprehensive income:
Balance, beginning of period		$15,533		$(16,202)
Other comprehensive income, net of tax		35,651		31,156
Balance, end of period		$51,184		$14,954
Total Stockholders' Equity		$582,325		$437,122
Non-controlling interest:
Balance, beginning of period		$236,028		$241,853
Redemption of preferred stock, Farmer Mac II LLC		(235,853)		—
Balance, end of period		$175		$241,853
Total Equity		$582,500		$678,975

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Cash flows from operating activities:
Net income	$18,614	$7,312
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums, and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Securities	1,024	13,983
Amortization of debt premiums, discounts and issuance costs	2,832	2,658
Net change in fair value of trading securities, hedged assets, and financial derivatives	532	3,029
Gains on sale of available-for-sale investment securities	(6)	(15)
Loss on sale of real estate owned	1	3
Total (release of)/provision for losses	(696)	674
Deferred income taxes	(1,061)	(6,009)
Stock-based compensation expense	839	713
Proceeds from repayment of trading investment securities	247	283
Proceeds from repayment of loans purchased as held for sale	32,140	42,713
Net change in:
Interest receivable	40,562	43,327
Guarantee and commitment fees receivable	1,120	(1,318)
Other assets	2,066	(2,827)
Accrued interest payable	(11,972)	(16,668)
Other liabilities	2,793	4,793
Net cash provided by operating activities	89,035	92,651
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(715,628)	(369,120)
Purchases of Farmer Mac Guaranteed Securities and USDA Securities	(349,364)	(289,484)
Purchases of loans held for investment	(138,929)	(246,310)
Purchases of defaulted loans	(657)	(440)
Proceeds from repayment of available-for-sale investment securities	427,507	370,084
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Securities	153,095	244,014
Proceeds from repayment of loans purchased as held for investment	95,570	141,534
Proceeds from sale of available-for-sale investment securities	74,998	10,015
Proceeds from sale of Farmer Mac Guaranteed Securities	49,487	62,751
(Payments)/proceeds from sale of real estate owned	(1)	11
Net cash used in investing activities	(403,922)	(76,945)
Cash flows from financing activities:
Proceeds from issuance of discount notes	14,784,601	15,566,728
Proceeds from issuance of medium-term notes	1,344,848	750,354
Payments to redeem discount notes	(14,439,480)	(15,582,044)
Payments to redeem medium-term notes	(912,000)	(687,000)
Excess tax benefits related to stock-based awards	26	36
Payments to third parties on debt securities of consolidated trusts	(15,793)	(11,868)
Proceeds from common stock issuance	4	6
Proceeds from Series B Preferred stock issuance	—	73,306
Redemption of Farmer Mac II LLC Preferred Stock	(244,000)	—
Dividends paid - Non-controlling interest - preferred stock	(5,415)	(5,547)
Dividends paid on common and preferred stock	(5,045)	(2,405)
Net cash provided by financing activities	507,746	101,566
Net increase in cash and cash equivalents	192,859	117,272
Cash and cash equivalents at beginning of period	1,363,387	749,313
Cash and cash equivalents at end of period	$1,556,246	$866,585
 The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ACCOUNTING POLICIES

The interim unaudited consolidated financial statements of the Federal Agricultural Mortgage Corporation ("Farmer Mac") and subsidiaries have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Farmer Mac and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted as permitted by SEC rules and regulations. The December 31, 2014 consolidated balance sheet presented in this report has been derived from Farmer Mac's audited 2014 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2014 consolidated financial statements of Farmer Mac and subsidiaries included in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 16, 2015. That Form 10-K describes Farmer Mac's significant accounting policies, which include its policies on Principles of Consolidation; Cash and Cash Equivalents and Statements of Cash Flows; Transfers of Financial Assets and Liabilities; Investment Securities, Farmer Mac Guaranteed Securities, and USDA Securities; Loans; Securitization of Loans; Real Estate Owned; Financial Derivatives; Notes Payable; Allowance for Loan Losses and Reserve for Losses; Earnings Per Common Share; Income Taxes; Stock-Based Compensation; Comprehensive Income; Long-Term Standby Purchase Commitments; Fair Value Measurement; and Consolidation of Variable Interest Entities ("VIEs"). Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year. Presented below are Farmer Mac's significant accounting policies that contain updated information for the three months ended March 31, 2015.

Principles of Consolidation

The consolidated financial statements include the accounts of Farmer Mac and its three subsidiaries: (1) Farmer Mac Mortgage Securities Corporation ("FMMSC"), whose principal activities are to facilitate the purchase and issuance of Farmer Mac Guaranteed Securities; (2) Farmer Mac II LLC, whose principal activity is the operation of substantially all of the business related to the USDA Guarantees line of business – primarily the acquisition of USDA Securities; and (3) Contour Valuation Services, LLC, whose principal activity is to provide appraisal services related to agricultural real estate.  All inter-company balances and transactions have been eliminated in consolidation. The consolidated financial statements also include the accounts of VIEs in which Farmer Mac determined itself to be the primary beneficiary.

The following tables present, by line of business, details about the consolidation of VIEs:

Table 1.1

	Consolidation of Variable Interest Entities
	As of March 31, 2015
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost	$457,117	$—	$—	$—	$—	$457,117
Debt securities of consolidated trusts held by third parties(1)	457,903	—	—	—	—	457,903
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value(2)	—	23,505	—	32,367	—	55,872
Maximum exposure to loss(3)	—	23,098	—	30,000	—	53,098
Investment securities:
Carrying value(4)	—	—	—	—	479,548	479,548
Maximum exposure to loss(3)(4)	—	—	—	—	482,757	482,757
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss(3)(5)	598,236	12,847	—	970,000	—	1,581,083

(1)	Includes borrower remittances of $0.8 million. The borrower remittances have not been passed through to third party investors as of March 31, 2015.

(2)
Includes $0.4 million of unamortized premiums and discounts and fair value adjustments related to the USDA Guarantees line of business. Includes fair value adjustments related to the Institutional Credit line of business of $2.4 million.

(3)	Farmer Mac uses unpaid principal balance and outstanding face amount of investment securities to represent maximum exposure to loss.

(4)	Includes auction-rate certificates, asset-backed securities, and government-sponsored enterprise ("GSE")-guaranteed mortgage-backed securities.

(5)	The amount under the Farm & Ranch line of business relates to unconsolidated trusts where Farmer Mac determined it was not the primary beneficiary due to shared power with an unrelated party.

	Consolidation of Variable Interest Entities
	As of December 31, 2014
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost(1)	$421,355	$—	$271,123	$—	$—	$692,478
Debt securities of consolidated trusts held by third parties(2)	424,214	—	—	—	—	424,214
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value(3)	—	27,620	—	32,415	—	60,035
Maximum exposure to loss(4)	—	27,832	—	30,000	—	57,832
Investment securities:
Carrying value(5)	—	—	—	—	409,657	409,657
Maximum exposure to loss(4)(5)	—	—	—	—	412,690	412,690
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss(4)(6)	636,086	13,978	—	970,000	—	1,620,064

(1)	Includes unamortized premiums related to the Rural Utilities line of business of $3.7 million.

(2)	Includes borrower remittances of $2.9 million, which have not been passed through to third party investors as of December 31, 2014.

(3)
Includes $0.2 million of unamortized premiums and discounts and fair value adjustments related to the USDA Guarantees line of business. Includes fair value adjustments related to the Institutional Credit line of business of $2.4 million.

(4)	Farmer Mac uses unpaid principal balance and the outstanding face amount of investment securities to represent maximum exposure to loss.

(5)	Includes auction-rate certificates, asset-backed securities, and government-sponsored enterprise ("GSE")-guaranteed mortgage-backed securities.

(6)	The amount under the Farm & Ranch line of business relates to unconsolidated trusts where Farmer Mac determined it was not the primary beneficiary due to shared power with an unrelated party.

(a)	Statements of Cash Flows

The following table sets forth information regarding certain non-cash transactions for the three months ended March 31, 2015 and 2014:

Table 1.2

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Non-cash activity:
Loans acquired and securitized as Farmer Mac Guaranteed Securities	$49,487	$62,751
Consolidation of Farm & Ranch Guaranteed Securities from off-balance sheet to loans held for investment in consolidated trusts and to debt securities of consolidated trusts held by third parties	49,487	62,751
Purchases of securities - traded, not yet settled	14,915	—
Issuance costs on the retirement of Farmer Mac II LLC Preferred Stock	8,147	—
Transfers of available-for-sale Farmer Mac Guaranteed Securities to held-to-maturity	—	1,612,086

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

Basic earnings per common share ("EPS") is based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per common share is based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options, stock appreciation rights ("SARs"), and non-vested restricted stock awards.  The following schedule reconciles basic and diluted EPS for the three months ended March 31, 2015 and 2014:

Table 1.3

	For the Three Months Ended
	March 31, 2015			March 31, 2014
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$1,818	10,938	$0.17	$813	10,887	$0.07
Effect of dilutive securities(1):
Stock options, SARs and restricted stock	—	393	(0.01)	—	459	—
Diluted EPS	$1,818	11,331	$0.16	$813	11,346	$0.07

(1)
For the three months ended March 31, 2015 and 2014, stock options and SARs of 201,401 and 32,983, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the three months ended March 31, 2015 and 2014, contingent shares of non-vested restricted stock of 30,514 and 31,594, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions have not yet been met.

(c) New Accounting Standards

In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis." This update modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities and eliminates the presumption that a general partner should consolidate a limited partnership. It also affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015. The adoption of the new guidance will not have a material effect on Farmer Mac's financial position, results of operations, or cash flows.

(d)	Reclassifications

Beginning January 1, 2015, Farmer Mac classified all of the income from Farmer Mac Guaranteed Securities that it holds in its portfolio as interest income. Prior to January 1, 2015, Farmer Mac classified a portion of the income from those securities, $2.7 million in first quarter 2014, as guarantee and commitment fees. This change in classification does not affect the timing or amount of income recognized from these securities. The corresponding guarantee and commitment fee receivable balance as of December 31, 2014 also was reclassified to accrued interest receivable. Certain reclassifications of prior period information, including the aforementioned change, were made to conform to the current period presentation.

2.	INVESTMENT SECURITIES

The following tables set forth information about Farmer Mac's investment securities as of March 31, 2015 and December 31, 2014:

Table 2.1

	As of March 31, 2015
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$46,600	$—	$46,600	$—	$(6,221)	$40,379
Floating rate asset-backed securities	100,377	(352)	100,025	153	(46)	100,132
Floating rate corporate debt securities	10,000	—	10,000	85	—	10,085
Fixed rate corporate debt securities	20,000	(5)	19,995	35	—	20,030
Floating rate Government/GSE guaranteed mortgage-backed securities	727,430	3,438	730,868	4,373	(669)	734,572
Fixed rate GSE guaranteed mortgage-backed securities(1)	811	3,436	4,247	3,882	—	8,129
Floating rate GSE subordinated debt	70,000	—	70,000	—	(4,159)	65,841
Fixed rate senior agency debt	297,806	(34)	297,772	23	(68)	297,727
Fixed rate U.S. Treasuries	862,194	483	862,677	55	(83)	862,649
Total available-for-sale	2,135,218	6,966	2,142,184	8,606	(11,246)	2,139,544
Trading:
Floating rate asset-backed securities	2,621	—	2,621	—	(1,983)	638
Total investment securities	$2,137,839	$6,966	$2,144,805	$8,606	$(13,229)	$2,140,182

(1)	Fair value includes $7.2 million of an interest-only security with a notional amount of $152.4 million.

	As of December 31, 2014
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$46,600	$—	$46,600	$—	$(6,024)	$40,576
Floating rate asset-backed securities	100,730	(74)	100,656	283	(37)	100,902
Floating rate corporate debt securities	10,000	—	10,000	91	—	10,091
Fixed rate corporate debt securities	30,000	(10)	29,990	35	—	30,025
Floating rate Government/GSE guaranteed mortgage-backed securities	605,053	3,431	608,484	4,712	(443)	612,753
Fixed rate GSE guaranteed mortgage-backed securities(1)	853	3,542	4,395	3,807	—	8,202
Floating rate GSE subordinated debt	70,000	—	70,000	—	(3,680)	66,320
Fixed rate senior agency debt	18,806	130	18,936	3	—	18,939
Floating rate U.S. Treasuries	75,000	(10)	74,990	—	(11)	74,979
Fixed rate U.S. Treasuries	975,194	462	975,656	72	(16)	975,712
Total available-for-sale	1,932,236	7,471	1,939,707	9,003	(10,211)	1,938,499
Trading:
Floating rate asset-backed securities	2,868	—	2,868	—	(2,179)	689
Total investment securities	$1,935,104	$7,471	$1,942,575	$9,003	$(12,390)	$1,939,188

(1)	Fair value includes $7.3 million of an interest-only security with a notional amount of $152.4 million.

During the three months ended March 31, 2015, Farmer Mac received proceeds of $75.0 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $6,000, compared to proceeds of $10.0 million for the same period in 2014, resulting in gross realized gains of $15,000.

As of March 31, 2015 and December 31, 2014, unrealized losses on available-for-sale investment securities were as follows:

Table 2.2

	As of March 31, 2015
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$40,379	$(6,221)
Floating rate asset-backed securities	22,971	(46)	640	—
Floating rate Government/GSE guaranteed mortgage-backed securities	121,071	(244)	125,546	(425)
Floating rate GSE subordinated debt	—	—	65,841	(4,159)
Fixed rate senior agency debt	121,950	(68)	—	—
Fixed rate U.S. Treasuries	662,276	(83)	—	—
Total	$928,268	$(441)	$232,406	$(10,805)

	As of December 31, 2014
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$40,576	$(6,024)
Floating rate asset-backed securities	19,388	(37)	—	—
Floating rate Government/GSE guaranteed mortgage-backed securities	76,100	(164)	76,867	(279)
Floating rate GSE subordinated debt	—	—	66,320	(3,680)
Floating rate U.S. Treasuries	74,980	(11)	—	—
Fixed rate U.S. Treasuries	325,033	(16)	—	—
Total	$495,501	$(228)	$183,763	$(9,983)

The unrealized losses presented above are principally due to a general widening of credit spreads from the dates of acquisition to March 31, 2015 and December 31, 2014, as applicable. The resulting decrease in fair values reflects an increase in the perceived risk by the financial markets related to those securities. As of March 31, 2015 and December 31, 2014 , all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government or had credit ratings of at least "AA+," except one that was rated "A-." The unrealized losses were on 44 and 35 individual investment securities as of March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015, 17 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $10.8 million. As of December 31, 2014, 15 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $10.0 million.  Securities in unrealized loss positions for 12 months or longer have a fair value as of March 31, 2015 that is, on average, approximately 96 percent of their amortized cost basis. Farmer Mac believes that all of these unrealized losses are recoverable within a reasonable period of time by way of changes in credit spreads or maturity. Accordingly, Farmer Mac has concluded that none of the unrealized losses on these available-for-sale investment securities represents other-than-temporary impairment as of March 31, 2015 and December 31, 2014. Farmer Mac does not intend to sell these securities and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

Farmer Mac did not own any held-to-maturity investment securities as of March 31, 2015 and December 31, 2014. As of March 31, 2015, Farmer Mac owned trading investment securities with an amortized cost of $2.6 million, a fair value of $0.6 million, and a weighted average yield of 4.26 percent. As of December 31, 2014, Farmer Mac owned trading investment securities with an amortized cost of $2.9 million, a fair value of $0.7 million, and a weighted average yield of 4.24 percent.

The amortized cost, fair value, and weighted average yield of available-for-sale investment securities by remaining contractual maturity as of March 31, 2015 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 2.3

	As of March 31, 2015
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$1,170,447	$1,170,389	0.29%
Due after one year through five years	114,708	115,551	1.19%
Due after five years through ten years	252,261	252,759	0.86%
Due after ten years	604,768	600,845	0.93%
Total	$2,142,184	$2,139,544	0.58%

3.	FARMER MAC GUARANTEED SECURITIES AND USDA SECURITIES

The following tables set forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities as of March 31, 2015 and December 31, 2014:

Table 3.1

	As of March 31, 2015
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$1,761,169	$5,927	$1,767,096	$15,980	$—	$1,783,076

Available-for-sale:
AgVantage	$3,782,235	$—	$3,782,235	$54,813	$(18,344)	$3,818,704
Farmer Mac Guaranteed USDA Securities	23,098	(361)	22,737	768	—	23,505
Total Farmer Mac Guaranteed Securities	3,805,333	(361)	3,804,972	55,581	(18,344)	3,842,209
USDA Securities	1,743,274	2,696	1,745,970	48,929	(55)	1,794,844
Total available-for-sale	$5,548,607	$2,335	$5,550,942	$104,510	$(18,399)	$5,637,053
Trading:
USDA Securities	$35,699	$2,578	$38,277	$120	$(804)	$37,593

	As of December 31, 2014
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$1,785,340	$9,280	$1,794,620	$6,211	$(255)	$1,800,576
Available-for-sale:
AgVantage	$3,625,073	$—	$3,625,073	$36,442	$(29,853)	$3,631,662
Farmer Mac Guaranteed USDA Securities	27,831	(442)	27,389	237	(7)	27,619
Total Farmer Mac Guaranteed Securities	3,652,904	(442)	3,652,462	36,679	(29,860)	3,659,281
USDA Securities	1,717,813	3,162	1,720,975	11,850	(1,603)	1,731,222
Total available-for-sale	$5,370,717	$2,720	$5,373,437	$48,529	$(31,463)	$5,390,503
Trading:
USDA Securities	$38,412	$2,748	$41,160	$114	$(964)	$40,310

As of March 31, 2015 and December 31, 2014, unrealized losses on held-to-maturity and available-for-sale on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities were as follows:

Table 3.2

	As of March 31, 2015
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Available-for-sale:
AgVantage	$690,567	$(11,400)	648,409	$(6,944)
USDA Securities	—	—	101,882	(55)
Total available-for-sale	$690,567	$(11,400)	$750,291	$(6,999)

	December 31, 2014
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$547	$(1)	$49,745	$(254)

Available-for-sale:
AgVantage	$685,131	$(13,115)	$1,460,089	$(16,738)
Farmer Mac Guaranteed USDA Securities	3,720	(7)	—	—
USDA Securities	264,375	(1,549)	97,817	(54)
Total available-for-sale	$953,226	$(14,671)	$1,557,906	$(16,792)

The unrealized losses presented above are principally due to higher interest rates from the date of acquisition to March 31, 2015 and December 31, 2014, as applicable. The credit exposure related to Farmer Mac's USDA Guarantees line of business is covered by the full faith and credit guarantee of the United States. The unrealized losses from AgVantage securities were on 9 available-for-sale securities as of March 31, 2015. There were no unrealized losses from held-to-maturity AgVantage securities as of March 31, 2015. The unrealized losses from AgVantage securities were on 2 held-to-maturity securities and 23 available-for-sale securities as of December 31, 2014. As of March 31, 2015, 3 available-for-sale AgVantage securities had been in a loss position for more than 12 months with a total unrealized loss of $6.9 million. As of December 31, 2014, 15 available-for-sale AgVantage securities had been in a loss position for more than 12 months with a total unrealized loss of $16.7 million. AgVantage® is a registered trademark of Farmer Mac used to designate Farmer Mac Guaranteed Securities that are general obligations of lenders secured by pools of eligible loans, with such Farmer Mac Guaranteed Securities referred to herein as AgVantage securities. Each AgVantage security backed by agricultural mortgages requires some level of overcollateralization, or, in the case of rural utilities loans, 100 percent collateralization, and is secured by eligible loans of the issuing institution with a requirement that delinquent loans be removed from the collateral pool and then replaced with current eligible loans. Thus, Farmer Mac does not believe it will realize any of the losses presented above. Farmer Mac has concluded that none of the unrealized losses on its held-to-maturity Farmer Mac Guaranteed Securities and available-for-sale Farmer Mac Guaranteed Securities and USDA Securities are other-than-temporary impairment as of either March 31, 2015 or December 31, 2014.  Farmer Mac does not intend to sell these securities, and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

During the three months ended March 31, 2015 and 2014, Farmer Mac realized no gains or losses from the sale of Farmer Mac Guaranteed Securities and USDA Securities.

The amortized cost, fair value, and weighted average yield of available-for-sale and held-to-maturity Farmer Mac Guaranteed Securities and USDA Securities by remaining contractual maturity as of March 31, 2015 are set forth below. The balances presented are based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 3.3

	As of March 31, 2015
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$563,745	$571,986	2.78%
Due after one year through five years	1,181,719	1,201,725	1.35%
Due after five years through ten years	1,467,700	1,497,617	1.75%
Due after ten years	2,337,778	2,365,725	2.44%
Total	$5,550,942	$5,637,053	2.06%

	As of March 31, 2015
	Held-to-Maturity Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$631,918	$632,923	2.73%
Due after one year through five years	1,135,178	1,150,153	2.28%
Total	$1,767,096	$1,783,076	2.43%

As of March 31, 2015, Farmer Mac owned trading USDA Securities with an amortized cost of $38.3 million, a fair value of $37.6 million, and a weighted average yield of 5.54 percent. As of December 31, 2014, Farmer Mac owned trading USDA Securities with an amortized cost of $41.2 million, a fair value of $40.3 million, and a weighted average yield of 5.60 percent.

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

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements as of March 31, 2015 and December 31, 2014 and the effects of financial derivatives on the consolidated statements of operations for three months ended March 31, 2015 and 2014:

Table 4.1

	As of March 31, 2015
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$1,014,915	$—	$(37,478)	2.46%	0.26%		3.83
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	37,000	—	(751)	2.43%	0.57%		8.30
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	476,113	19	(56,602)	4.19%	0.26%		6.99
Receive fixed non-callable	4,042,209	4,305	(230)	0.15%	0.30%		0.57
Receive fixed callable	632,565	238	(277)	0.13%	1.02%		2.80
Basis swaps	1,130,000	247	(262)	0.12%	0.31%		2.61
Agency forwards	34,827	—	(132)			101.41
Treasury futures	2,900	—	(5)			128.73
Credit valuation adjustment		(1)	244
Total financial derivatives	$7,370,529	$4,808	$(95,493)
Collateral pledged		—	48,870
Net amount		$4,808	$(46,623)

	As of December 31, 2014
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$1,000,000	$—	$(31,718)	2.47%	0.23%		3.98
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	15,000	—	(289)	2.43%	0.51%		6.23
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	490,183	537	(51,224)	4.23%	0.23%		7.05
Receive fixed non-callable	3,829,355	3,414	(461)	0.14%	0.27%		0.55
Receive fixed callable	383,565	1	(877)	0.12%	1.34%		3.47
Basis swaps	1,105,000	247	(406)	0.11%	0.31%		2.42
Agency forwards	12,768	—	(53)			101.00
Treasury futures	1,700	—	(3)			126.60
Credit valuation adjustment		(22)	187
Total financial derivatives	$6,837,571	$4,177	$(84,844)
Collateral pledged		—	46,627
Net amount		$4,177	$(38,217)

Table 4.2

	Losses on financial derivatives and hedging activities
	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Fair value hedges:
Interest rate swaps(1)	$(5,760)	$200
Hedged items	8,876	2,750
Gains on hedging activities	3,116	2,950
No hedge designation:
Interest rate swaps	(5,956)	(9,548)
Agency forwards	(786)	(852)
Treasury futures	(256)	(128)
Losses on financial derivatives not designated in hedging relationships	(6,998)	(10,528)
Losses on financial derivatives and hedging activities	$(3,882)	$(7,578)

(1)
Included in the assessment of hedge effectiveness as of March 31, 2015, but excluded from the amounts in the table, were losses of $2.9 million for the three months ended March 31, 2015, attributable to the fair value of the swaps at the inception of the hedging relationship. Accordingly, the amounts recognized as hedge ineffectiveness for the three months ended March 31, 2015 were gains of $0.2 million. The comparable amounts as of March 31, 2014 were losses of $2.9 million for the three months ended March 31, 2014, attributable to the fair value of the swaps at the inception of the hedging relationship and, accordingly, gains of $29,000 for the three months ended March 31, 2014, attributable to hedge ineffectiveness.

As of March 31, 2015 and December 31, 2014, Farmer Mac's credit exposure to interest rate swap counterparties, excluding netting arrangements and any adjustment for nonperformance risk, but including accrued interest, was $8.7 million and $6.1 million, respectively; however, including netting arrangements and accrued interest, Farmer Mac's credit exposure was $0.3 million and $0.4 million as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015 and December 31, 2014, Farmer Mac held no cash as collateral for its derivatives in net asset positions, resulting in uncollateralized net asset positions of $0.3 million and $0.4 million, respectively.

As of March 31, 2015 and December 31, 2014, the fair value of Farmer Mac's derivatives in a net liability position including accrued interest but excluding netting arrangements and any adjustment for nonperformance risk, was $105.3 million and $99.4 million, respectively; however, including netting arrangements and accrued interest, the fair value of Farmer Mac's derivatives in a net liability position at the counterparty level, was $96.8 million and $93.4 million as of March 31, 2015 and December 31, 2014, respectively.  Farmer Mac posted cash of $48.9 million and no investment securities as of March 31, 2015 and posted cash of $46.6 million and no investment securities as of December 31, 2014.  Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets. The investment securities posted as collateral are included in the investment securities balances on the consolidated balance sheets.  If Farmer Mac had breached certain provisions of the derivative contracts as of March 31, 2015 and December 31, 2014, it could have been required to settle its obligations under the agreements or post additional collateral of $47.9 million and $46.8 million, respectively. As of March 31, 2015 and December 31, 2014, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

Of Farmer Mac's $7.3 billion notional amount of interest rate swaps outstanding as of March 31, 2015, $4.2 billion were cleared through swap clearinghouses. Of Farmer Mac's $6.8 billion notional amount of interest rate swaps outstanding as of December 31, 2014, $4.0 billion were cleared through swap clearinghouses.

5.	LOANS AND ALLOWANCE FOR LOSSES

Loans

Farmer Mac classifies loans as either held for investment or held for sale. Loans held for investment are recorded at the unpaid principal balance, net of unamortized premium or discount and other cost adjustments. Loans held for sale are reported at the lower of cost or fair value determined on a pooled basis. As of March 31, 2015 and December 31, 2014, Farmer Mac had no loans held for sale. The following table displays the composition of the loan balances as of March 31, 2015 and December 31, 2014:

Table 5.1

	As of March 31, 2015			As of December 31, 2014
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Farm & Ranch	$2,113,795	$457,117	$2,570,912	$2,118,867	$421,355	$2,540,222
Rural Utilities	968,117	—	968,117	718,213	267,396	985,609
Total unpaid principal balance(1)	3,081,912	457,117	3,539,029	2,837,080	688,751	3,525,831
Unamortized premiums, discounts and other cost basis adjustments	466	—	466	(3,619)	3,727	108
Total loans	3,082,378	457,117	3,539,495	2,833,461	692,478	3,525,939
Allowance for loan losses	(5,396)	(544)	(5,940)	(5,324)	(540)	(5,864)
Total loans, net of allowance	$3,076,982	$456,573	$3,533,555	$2,828,137	$691,938	$3,520,075

(1)	Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business.

Allowances for Losses

Farmer Mac maintains an allowance for losses presented in two components on its consolidated balance sheets: an allowance for loan losses to account for estimated probable losses on loans held, and a reserve for losses to account for estimated probable losses on loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities.  As of March 31, 2015 and December 31, 2014, Farmer Mac reported allowances for losses of $9.4 million and $10.1 million, respectively. See Note 6 for more information about off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs.

The following is a summary of the changes in the allowance for losses for the three months ended March 31, 2015 and 2014:

Table 5.2

	As of March 31, 2015			As of March 31, 2014
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
For the Three Months Ended	(in thousands)
Beginning Balance	$5,864	$4,263	$10,127	$6,866	$6,468	$13,334
Provision for/(release of) losses	76	(772)	(696)	573	101	674
Charge-offs	—	—	—	(29)	—	(29)
Ending Balance	5,940	3,491	9,431	7,410	6,569	13,979

During first quarter 2015, Farmer Mac recorded provisions from its allowance for loan losses of $0.1 million and releases from its reserve for losses of $0.8 million, primarily related to paydowns of processing loans (e.g., ethanol and canola facilities) underlying LTSPCs. Farmer Mac recorded no charge-offs to its allowance for loan losses during first quarter 2015.

During first quarter 2014, Farmer Mac recorded provisions to its allowance for loan losses of $0.6 million and provisions to its reserve for losses of $0.1 million. Farmer Mac also recorded $29,000 of charge-offs to its allowance for loan losses during first quarter 2014.

The following tables present the changes in the total allowance for losses for the three months ended March 31, 2015 and 2014 by commodity type:

Table 5.3

	March 31, 2015
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$2,519	$2,159	$1,423	$467	$3,552	$7	$10,127
Provision for/(release of) losses	121	125	(80)	(8)	(854)	—	(696)
Ending Balance	$2,640	$2,284	$1,343	$459	$2,698	$7	$9,431

	March 31, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$2,124	$2,186	$1,271	$454	$7,292	$7	$13,334
Provision for/(release of) losses	154	(55)	116	39	423	(3)	674
Charge-offs	—	—	—	(29)	—	—	(29)
Ending Balance	$2,278	$2,131	$1,387	$464	$7,715	$4	$13,979

The following tables present the unpaid principal balances of loans held and loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities and the related total allowance for losses by impairment method and commodity type as of March 31, 2015 and December 31, 2014:

Table 5.4

	As of March 31, 2015
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$1,642,496	$367,380	$402,478	$57,995	$25,800	$1,360	$2,497,509
Off-balance sheet	1,265,316	500,504	804,467	99,844	84,567	6,306	2,761,004
Total	$2,907,812	$867,884	$1,206,945	$157,839	$110,367	$7,666	$5,258,513
Individually evaluated for impairment:
On-balance sheet	$18,706	$38,030	$6,178	$10,489	$—	$—	$73,403
Off-balance sheet	2,458	3,174	8,611	1,089	—	—	15,332
Total	$21,164	$41,204	$14,789	$11,578	$—	$—	$88,735
Total Farm & Ranch loans:
On-balance sheet	$1,661,202	$405,410	$408,656	$68,484	$25,800	$1,360	$2,570,912
Off-balance sheet	1,267,774	503,678	813,078	100,933	84,567	6,306	2,776,336
Total	$2,928,976	$909,088	$1,221,734	$169,417	$110,367	$7,666	$5,347,248
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$1,726	$520	$654	$49	$335	$—	$3,284
Off-balance sheet	274	155	340	53	2,363	7	3,192
Total	$2,000	$675	$994	$102	$2,698	$7	$6,476
Individually evaluated for impairment:
On-balance sheet	$517	$1,502	$317	$320	$—	$—	$2,656
Off-balance sheet	123	107	32	37	—	—	299
Total	$640	$1,609	$349	$357	$—	$—	$2,955
Total Farm & Ranch loans:
On-balance sheet	$2,243	$2,022	$971	$369	$335	$—	$5,940
Off-balance sheet	397	262	372	90	2,363	7	3,491
Total	$2,640	$2,284	$1,343	$459	$2,698	$7	$9,431

	As of December 31, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$1,621,360	$359,517	$406,049	$57,851	$29,003	$—	$2,473,780
Off-balance sheet	1,305,141	521,535	839,286	102,857	85,357	6,781	2,860,957
Total	$2,926,501	$881,052	$1,245,335	$160,708	$114,360	$6,781	$5,334,737
Individually evaluated for impairment:
On-balance sheet	$12,307	$35,904	$6,571	$11,660	$—	$—	$66,442
Off-balance sheet	2,458	3,239	8,712	1,586	—	—	15,995
Total	$14,765	$39,143	$15,283	$13,246	$—	$—	$82,437
Total Farm & Ranch loans:
On-balance sheet	$1,633,667	$395,421	$412,620	$69,511	$29,003	$—	$2,540,222
Off-balance sheet	1,307,599	524,774	847,998	104,443	85,357	6,781	2,876,952
Total	$2,941,266	$920,195	$1,260,618	$173,954	$114,360	$6,781	$5,417,174
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$1,824	$495	$658	$51	$503	$—	$3,531
Off-balance sheet	298	149	404	52	3,049	7	3,959
Total	$2,122	$644	$1,062	$103	$3,552	$7	$7,490
Individually evaluated for impairment:
On-balance sheet	$283	$1,410	$328	$312	$—	$—	$2,333
Off-balance sheet	114	105	33	52	—	—	304
Total	$397	$1,515	$361	$364	$—	$—	$2,637
Total Farm & Ranch loans:
On-balance sheet	$2,107	$1,905	$986	$363	$503	$—	$5,864
Off-balance sheet	412	254	437	104	3,049	7	4,263
Total	$2,519	$2,159	$1,423	$467	$3,552	$7	$10,127

The following tables present by commodity type the unpaid principal balances, recorded investment, and specific allowance for losses related to impaired loans and the recorded investment in loans on nonaccrual status as of March 31, 2015 and December 31, 2014:

Table 5.5

	As of March 31, 2015
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$3,117	$5,622	$9,360	$1,625	$—	$—	$19,724
Unpaid principal balance	2,982	5,535	9,174	1,625	—	—	19,316
With a specific allowance:
Recorded investment(1)	19,689	36,378	5,707	10,038	—	—	71,812
Unpaid principal balance	18,182	35,669	5,615	9,953	—	—	69,419
Associated allowance	640	1,609	349	357	—	—	2,955
Total:
Recorded investment	22,806	42,000	15,067	11,663	—	—	91,536
Unpaid principal balance	21,164	41,204	14,789	11,578	—	—	88,735
Associated allowance	640	1,609	349	357	—	—	2,955

Recorded investment of loans on nonaccrual status(2)	$3,588	$24,582	$4,180	$6,133	$—	$—	$38,483

(1)
Impairment analysis was performed in the aggregate in consideration of similar risk characteristics of the assets and historical statistics on $64.1 million (70 percent) of impaired loans as of March 31, 2015, which resulted in a specific reserve of $1.6 million.

(2)	Includes $8.3 million of loans that are less than 90 days delinquent but which have not met Farmer Mac's performance criteria for returning to accrual status.

	As of December 31, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$4,877	$5,837	$9,576	$2,001	$—	$—	$22,291
Unpaid principal balance	4,723	5,750	9,386	1,981	—	—	21,840
With a specific allowance:
Recorded investment(1)	10,753	33,690	5,979	11,350	—	—	61,772
Unpaid principal balance	10,042	33,393	5,897	11,265	—	—	60,597
Associated allowance	397	1,515	361	364	—	—	2,637
Total:
Recorded investment	15,630	39,527	15,555	13,351	—	—	84,063
Unpaid principal balance	14,765	39,143	15,283	13,246	—	—	82,437
Associated allowance	397	1,515	361	364	—	—	2,637

Recorded investment of loans on nonaccrual status(2)	$5,168	$14,413	$4,438	$6,133	$—	$—	$30,152

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

The following table presents by commodity type the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2015 and 2014:

Table 5.6

	March 31, 2015
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Three Months Ended:
Average recorded investment in impaired loans	$19,218	$40,764	$15,311	$12,507	$—	$—	$87,800
Income recognized on impaired loans	282	83	148	58	—	—	571

	March 31, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Three Months Ended:
Average recorded investment in impaired loans	$23,772	$45,008	$13,776	$12,538	$—	$60	$95,154
Income recognized on impaired loans	170	194	76	122	—	—	562

For the three months ended March 31, 2015, there were no troubled debt restructurings ("TDRs"). For the three months ended March 31, 2014, the recorded investment of loans determined to be TDRs was $0.6 million both before and after restructuring. As of March 31, 2015 and 2014, there were no TDRs identified during the previous 12 months that were in default under the modified terms. The impact of TDRs on Farmer Mac's allowance for loan losses was immaterial for the three months ended March 31, 2015 and 2014.

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

During first quarter 2015, Farmer Mac purchased one defaulted loan having an unpaid principal balance of $0.7 million, from a pool underlying a Farm & Ranch Guaranteed Security.  During first quarter 2014, Farmer Mac purchased one defaulted loan having an unpaid principal balance of $0.4 million from a pool underlying an LTSPC.

The following tables present information related to Farmer Mac's acquisition of defaulted loans for the three months ended March 31, 2015 and 2014 and the outstanding balances and carrying amounts of all such loans as of March 31, 2015 and December 31, 2014:

Table 5.7

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Unpaid principal balance at acquisition date:
Loans underlying LTSPCs	$—	$440
Loans underlying off-balance sheet Farmer Mac Guaranteed Securities	657	—
Total unpaid principal balance at acquisition date	657	440
Contractually required payments receivable	—	440
Impairment recognized subsequent to acquisition	52	52
Recovery/release of allowance for defaulted loans	121	2

	As of
	March 31, 2015	December 31, 2014
	(in thousands)
Outstanding balance	$24,882	$24,921
Carrying amount	22,087	22,149

Net credit losses and 90-day delinquencies as of and for the periods indicated for loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs are presented in the table below.  As of March 31, 2015, there were no delinquencies and no probable losses inherent in Farmer Mac's Rural Utilities loan portfolio and Farmer Mac had not experienced credit losses on any Rural Utilities loans.

Table 5.8

	90-Day Delinquencies(1)		Net Credit Losses
	As of		For the Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2015	March 31, 2014
	(in thousands)
On-balance sheet assets:
Farm & Ranch:
Loans	$30,151	$18,427	$—	$32
Total on-balance sheet	$30,151	$18,427	$—	$32
Off-balance sheet assets:
Farm & Ranch:
LTSPCs	$1,950	$490	$—	$—
Total off-balance sheet	$1,950	$490	$—	$—
Total	$32,101	$18,917	$—	$32

(1)
Includes loans and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, or in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

Of the $30.2 million and $18.4 million of on-balance sheet loans reported as 90-day delinquencies as of March 31, 2015 and December 31, 2014, respectively, $3.1 million and $1.8 million, respectively, were loans subject to "removal-of-account" provisions.

Credit Quality Indicators

The following tables present credit quality indicators related to Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities as of March 31, 2015 and December 31, 2014:

Table 5.9

	As of March 31, 2015
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade(1)
On-balance sheet:
Acceptable	$1,629,509	$361,875	$373,623	$57,363	$25,800	$1,360	$2,449,530
Special mention(2)	12,987	4,181	28,855	632	—	—	46,655
Substandard(3)	18,706	39,354	6,178	10,489	—	—	74,727
Total on-balance sheet	$1,661,202	$405,410	$408,656	$68,484	$25,800	$1,360	$2,570,912
Off-Balance Sheet:
Acceptable	$1,243,212	$484,527	$772,974	$94,477	$64,987	$5,650	$2,665,827
Special mention(2)	14,018	11,633	21,548	1,333	—	8	48,540
Substandard(3)	10,544	7,518	18,556	5,123	19,580	648	61,969
Total off-balance sheet	$1,267,774	$503,678	$813,078	$100,933	$84,567	$6,306	$2,776,336
Total Ending Balance:
Acceptable	$2,872,721	$846,402	$1,146,597	$151,840	$90,787	$7,010	$5,115,357
Special mention(2)	27,005	15,814	50,403	1,965	—	8	95,195
Substandard(3)	29,250	46,872	24,734	15,612	19,580	648	136,696
Total	$2,928,976	$909,088	$1,221,734	$169,417	$110,367	$7,666	$5,347,248

Commodity analysis of past due loans(1)
On-balance sheet	$2,406	$21,967	$2,517	$3,261	$—	$—	$30,151
Off-balance sheet	1,411	—	497	42	—	—	1,950
90-days or more past due	$3,817	$21,967	$3,014	$3,303	$—	$—	$32,101

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)	Assets in the Special mention category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.

(3)	Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of December 31, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade(1)
On-balance sheet:
Acceptable	$1,604,546	$353,487	$375,010	$57,239	$29,003	$—	$2,419,285
Special Mention(2)	16,814	6,030	31,039	612	—	—	54,495
Substandard(3)	12,307	35,904	6,571	11,660	—	—	66,442
Total on-balance sheet	$1,633,667	$395,421	$412,620	$69,511	$29,003	$—	$2,540,222
Off-Balance Sheet
Acceptable	$1,282,773	$503,414	$799,047	$97,692	$64,363	$6,117	$2,753,406
Special Mention(2)	13,603	12,150	30,281	1,351	—	8	57,393
Substandard(3)	11,223	9,210	18,670	5,400	20,994	656	66,153
Total off-balance sheet	$1,307,599	$524,774	$847,998	$104,443	$85,357	$6,781	$2,876,952
Total Ending Balance:
Acceptable	$2,887,319	$856,901	$1,174,057	$154,931	$93,366	$6,117	$5,172,691
Special Mention(2)	30,417	18,180	61,320	1,963	—	8	111,888
Substandard(3)	23,530	45,114	25,241	17,060	20,994	656	132,595
Total	$2,941,266	$920,195	$1,260,618	$173,954	$114,360	$6,781	$5,417,174

Commodity analysis of past due loans(1)
On-balance sheet	$4,175	$6,869	$4,555	$2,828	$—	$—	$18,427
Off-balance sheet	—	—	490	—	—	—	490
90-days or more past due	$4,175	$6,869	$5,045	$2,828	$—	$—	$18,917

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)	Assets in the Special mention category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.

(3)	Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

Concentrations of Credit Risk

The following table sets forth the geographic and commodity/collateral diversification, as well as the range of original loan-to-value ratios, for all Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs as of March 31, 2015 and December 31, 2014:

Table 5.10

	As of
	March 31, 2015	December 31, 2014
	(in thousands)
By commodity/collateral type:
Crops	$2,928,976	$2,941,266
Permanent plantings	909,088	920,195
Livestock	1,221,734	1,260,618
Part-time farm	169,417	173,954
Ag. Storage and Processing	110,367	114,360
Other	7,666	6,781
Total	$5,347,248	$5,417,174
By geographic region(1):
Northwest	$572,085	$573,135
Southwest	1,701,128	1,753,606
Mid-North	1,859,293	1,873,041
Mid-South	633,545	627,615
Northeast	205,781	214,402
Southeast	375,416	375,375
Total	$5,347,248	$5,417,174
By original loan-to-value ratio:
0.00% to 40.00%	$1,475,336	$1,503,076
40.01% to 50.00%	1,194,757	1,191,804
50.01% to 60.00%	1,475,969	1,491,502
60.01% to 70.00%	1,065,814	1,091,759
70.01% to 80.00%	113,643	115,645
80.01% to 90.00%	21,729	23,388
Total	$5,347,248	$5,417,174

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

Farmer Mac offers two credit enhancement alternatives to direct loan purchases that allow approved lenders the ability to retain the cash flow benefits of their loans and increase their liquidity and lending capacity: (1) Farmer Mac Guaranteed Securities, which are available through each of the Farm & Ranch, USDA Guarantees, Rural Utilities, or Institutional Credit lines of business, and (2) LTSPCs, which are available through the Farm & Ranch or the Rural Utilities lines of business.

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of March 31, 2015 and December 31, 2014, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans:

Table 6.1

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of March 31, 2015	As of December 31, 2014
	(in thousands)
Farm & Ranch:
Guaranteed Securities	$598,236	$636,086
USDA Guarantees:
Farmer Mac Guaranteed USDA Securities	12,847	13,978
Institutional Credit:
AgVantage Securities	986,529	986,528
Total off-balance sheet Farmer Mac Guaranteed Securities	$1,597,612	$1,636,592

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  The following table summarizes the significant cash flows received from and paid to trusts used for Farmer Mac securitizations:

Table 6.2

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Proceeds from new securitizations	$49,487	$62,751
Guarantee fees received	692	827
Purchases of assets from the trusts	657	—

Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $10.4 million as of March 31, 2015 and $11.1 million as of December 31, 2014. As of March 31, 2015 and December 31, 2014, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 11.9 years and 12.0 years, respectively.  As of March 31, 2015 and December 31, 2014, the weighted-average remaining maturity of the off-balance sheet AgVantage securities was 2.2 years and 2.4 years, respectively.

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

The maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans, was $2.2 billion as of both March 31, 2015 and December 31, 2014.

As of both March 31, 2015 and December 31, 2014, the weighted-average remaining maturity of all loans underlying LTSPCs was 14.3 years.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $26.2 million as of March 31, 2015 and $26.8 million as of December 31, 2014.

7.	EQUITY

Non-Controlling Interest in Farmer Mac II LLC

On January 25, 2010, Farmer Mac completed a private offering of $250.0 million of securities issued by a newly formed Delaware statutory trust.  The trust securities, called Farm Asset-Linked Capital Securities or "FALConS," represented undivided beneficial ownership interests in 250,000 shares of non-cumulative perpetual preferred stock (the "Farmer Mac II LLC Preferred Stock") of Farmer Mac's subsidiary, Farmer Mac II LLC, a Delaware limited liability company.  The Farmer Mac II LLC Preferred Stock had a liquidation preference of $1,000 per share. On May 14, 2014, Farmer Mac purchased $6.0 million of FALConS from certain holders. On March 30, 2015, Farmer Mac II LLC redeemed all of the outstanding shares of Farmer Mac II LLC Preferred Stock which, in turn, triggered the redemption of all of the outstanding FALConS on that same day. Farmer Mac wrote off $8.1 million in deferred issuance costs upon the retirement of the Farmer Mac II LLC Preferred Stock.

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

Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of March 31, 2015 and December 31, 2014, the minimum capital requirement was greater than the risk-based capital requirement. Farmer Mac's ability to declare and pay dividends on its preferred stock could be restricted if it fails to comply with applicable capital requirements.

As of March 31, 2015, Farmer Mac's minimum capital requirement was $434.2 million and its actual core capital level was $531.3 million, which was $97.1 million above the minimum capital requirement as of that date.  As of December 31, 2014, Farmer Mac's minimum capital requirement was $421.3 million and its actual core capital level was $766.3 million, which was $345.0 million above the minimum capital requirement as of that date.

In accordance with FCA's rule on Farmer Mac's capital planning, and as part of Farmer Mac's capital plan, Farmer Mac has adopted a policy for maintaining a sufficient level of Tier 1 capital (consisting of retained earnings, paid-in-capital, common stock, qualifying preferred stock, and accumulated other comprehensive income allocable to investments not included in one of the four operating lines of business) and imposing restrictions on common stock dividends and any discretionary bonus payments in the event that this capital falls below specified thresholds.

8.	FAIR VALUE DISCLOSURES

As of March 31, 2015, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $5.7 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 39 percent of total assets and 72 percent of financial instruments measured at fair value as of March 31, 2015. As of December 31, 2014, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $5.5 billion whose fair values were estimated by management in the absence of readily determinable fair values.  These financial instruments measured as level 3 represented 38 percent of total assets and 73 percent of financial instruments measured at fair value as of December 31, 2014.

Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period.  There were no transfers within the fair value hierarchy for fair value measurements of Farmer Mac's investment securities, Farmer Mac Guaranteed Securities, USDA Securities, and financial derivatives during the first three months of 2015. See Note 1(a) for information about the transfer of available-for-sale Farmer Mac Guaranteed Securities to held-to-maturity as of January 1, 2014. There were no transfers within the fair value hierarchy for fair value measurements of Farmer Mac's investment securities, USDA Securities, and financial derivatives during the first three months of 2014.

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2015 and December 31, 2014, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Table 8.1

Assets and Liabilities Measured at Fair Value as of March 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$40,379	$40,379
Floating rate asset-backed securities	—	100,132	—	100,132
Floating rate corporate debt securities	—	10,085	—	10,085
Fixed rate corporate debt securities	—	20,030	—	20,030
Floating rate Government/GSE guaranteed mortgage-backed securities	—	734,572	—	734,572
Fixed rate GSE guaranteed mortgage-backed securities	—	8,129	—	8,129
Floating rate GSE subordinated debt	—	65,841	—	65,841
Fixed rate senior agency debt	—	297,727	—	297,727
Fixed rate U.S. Treasuries	862,649	—	—	862,649
Total available-for-sale	862,649	1,236,516	40,379	2,139,544
Trading:
Floating rate asset-backed securities	—	—	638	638
Total trading	—	—	638	638
Total Investment Securities	862,649	1,236,516	41,017	2,140,182
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—	3,818,704	3,818,704
Farmer Mac Guaranteed USDA Securities	—	—	23,505	23,505
Total Farmer Mac Guaranteed Securities	—	—	3,842,209	3,842,209
USDA Securities:
Available-for-sale	—	—	1,794,844	1,794,844
Trading	—	—	37,593	37,593
Total USDA Securities	—	—	1,832,437	1,832,437
Financial derivatives	—	4,808	—	4,808
Total Assets at fair value	$862,649	$1,241,324	$5,715,663	$7,819,636
Liabilities:
Financial derivatives	5	95,488	—	95,493
Total Liabilities at fair value	$5	$95,488	$—	$95,493
Nonrecurring:
Assets:
Loans held for investment	$—	$—	$6,376	$6,376
Total Nonrecurring Assets at fair value	$—	$—	$6,376	$6,376

Assets and Liabilities Measured at Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$40,576	$40,576
Floating rate asset-backed securities	—	100,902	—	100,902
Floating rate corporate debt securities	—	10,091	—	10,091
Fixed rate corporate debt	—	30,025	—	30,025
Floating rate Government/GSE guaranteed mortgage-backed securities	—	612,753	—	612,753
Fixed rate GSE guaranteed mortgage-backed securities	—	8,202	—	8,202
Floating rate GSE subordinated debt	—	66,320	—	66,320
Fixed rate senior agency debt	—	18,939	—	18,939
Floating rate U.S. Treasuries	74,979	—	—	74,979
Fixed rate U.S. Treasuries	975,712	—	—	975,712
Total available-for-sale	1,050,691	847,232	40,576	1,938,499
Trading:
Floating rate asset-backed securities	—	—	689	689
Total trading	—	—	689	689
Total Investment Securities	1,050,691	847,232	41,265	1,939,188
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—	3,631,662	3,631,662
Farmer Mac Guaranteed USDA Securities	—	—	27,619	27,619
Total Farmer Mac Guaranteed Securities	—	—	3,659,281	3,659,281
USDA Guaranteed Securities:
Available-for-sale	—	—	1,731,222	1,731,222
Trading	—	—	40,310	40,310
Total USDA Guaranteed Securities	—	—	1,771,532	1,771,532
Financial derivatives	—	4,177	—	4,177
Total Assets at fair value	$1,050,691	$851,409	$5,472,078	$7,374,178
Liabilities:
Financial derivatives	3	84,841	—	84,844
Total Liabilities at fair value	$3	$84,841	$—	$84,844
Nonrecurring:
Assets:
Loans held for investment	$—	$—	$5,973	$5,973
Total Nonrecurring Assets at fair value	$—	$—	$5,973	$5,973

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which Farmer Mac has used significant unobservable inputs to determine fair value. Net transfers in and/or out of level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no liabilities measured at fair value using significant unobservable inputs during the three months ended March 31, 2015.

Table 8.2

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended March 31, 2015
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Transfers Out	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$40,576	$—	$—	$—	$—	$(197)	$—	$40,379
Total available-for-sale	40,576	—	—	—	—	(197)	—	40,379
Trading:
Floating rate asset-backed securities(1)	689	—	—	(247)	196	—	—	638
Total trading	689	—	—	(247)	196	—	—	638
Total Investment Securities	41,265	—	—	(247)	196	(197)	—	41,017
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	3,631,662	214,915	—	(57,753)	8,877	21,003	—	3,818,704
Farmer Mac Guaranteed USDA Securities	27,619	—	—	(4,652)	—	538	—	23,505
Total Farmer Mac Guaranteed Securities	3,659,281	214,915	—	(62,405)	8,877	21,541	—	3,842,209
USDA Securities:
Available-for-sale	1,731,222	89,186	—	(64,191)	—	38,627	—	1,794,844
Trading(2)	40,310	—	—	(2,883)	166	—	—	37,593
Total USDA Securities	1,771,532	89,186	—	(67,074)	166	38,627	—	1,832,437
Total Assets at fair value	$5,472,078	$304,101	$—	$(129,726)	$9,239	$59,971	$—	$5,715,663

(1)	Unrealized gains are attributable to assets still held as of March 31, 2015 and are recorded in "Gains on trading securities."

(2)	Includes unrealized gains of $0.2 million attributable to assets still held as of March 31, 2015 that are recorded in "Gains on trading securities."

Level 3 Assets and Liabilities Measured at Fair Value for the the Three Months Ended March 31, 2014
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Transfers Out	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$65,285	$—	$—	$—	$—	$(322)	$—	$64,963
Floating rate Government/GSE guaranteed mortgage-backed securities	205	—	—	(4)	—	2	—	203
Total available-for-sale	65,490	—	—	(4)	—	(320)	—	65,166
Trading:
Floating rate asset-backed securities(1)	928	—	—	(283)	278	—	—	923
Total trading	928	—	—	(283)	278	—	—	923
Total Investment Securities	66,418	—	—	(287)	278	(320)	—	66,089
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	5,070,366	170,000	—	(176,269)	2,750	12,894	(1,612,086)	3,467,655
Farmer Mac Guaranteed USDA Securities	21,234	—	—	(171)	—	545	—	21,608
Total Farmer Mac Guaranteed Securities	5,091,600	170,000	—	(176,440)	2,750	13,439	(1,612,086)	3,489,263
USDA Securities:
Available-for-sale	1,553,669	67,984	—	(60,455)	—	39,461	—	1,600,659
Trading(2)	58,344	—	—	(7,619)	377	—	—	51,102
Total USDA Securities	1,612,013	67,984	—	(68,074)	377	39,461	—	1,651,761
Total Assets at fair value	$6,770,031	$237,984	$—	$(244,801)	$3,405	$52,580	$(1,612,086)	$5,207,113
Liabilities:
Financial derivatives(3)	$(235)	$—	$—	$—	$74	$—	$—	$(161)
Total Liabilities at fair value	$(235)	$—	$—	$—	$74	$—	$—	$(161)

(1)	Unrealized gains are attributable to assets still held as of March 31, 2014 and are recorded in "Gains on trading securities."

(2)	Includes unrealized losses of $0.7 million attributable to assets still held as of March 31, 2014 that are recorded in "Gains on trading securities."

(3)	Unrealized gains are attributable to liabilities still held as of March 31, 2014 and are recorded in "Losses on financial derivatives and hedging activities."

The following tables present additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in level 3 of the fair value hierarchy as of March 31, 2015 and December 31, 2014.

Table 8.3

	As of March 31, 2015
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$40,379	Indicative bids	Range of broker quotes	82.0% - 93.0% (86.7%)
Floating rate asset-backed securities	$638	Discounted cash flow	Discount rate	14.5% - 23.5% (19.1%)
			CPR	10%
Farmer Mac Guaranteed Securities:
AgVantage	$3,818,704	Discounted cash flow	Discount rate	0.9% - 2.7% (1.4%)
Farmer Mac Guaranteed USDA Securities	$23,505	Discounted cash flow	Discount rate	1.0% - 4.0% (1.8%)
			CPR	9% - 22% (11%)
USDA Securities	$1,832,437	Discounted cash flow	Discount rate	1.1% - 5.2% (3.1%)
			CPR	0% - 20% (9%)

	As of December 31, 2014
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$40,576	Indicative bids	Range of broker quotes	82.0% - 94.0% (87.1%)
Floating rate asset-backed securities	$689	Discounted cash flow	Discount rate	14.3% - 23.9% (19.1%)
			CPR	10%
Farmer Mac Guaranteed Securities:
AgVantage	$3,631,662	Discounted cash flow	Discount rate	0.7% - 2.7% (1.3%)
Farmer Mac Guaranteed USDA Securities	$27,619	Discounted cash flow	Discount rate	0.8% - 3.6% (1.9%)
			CPR	0% - 21% (9%)
USDA Securities	$1,771,532	Discounted cash flow	Discount rate	1.1% - 5.3% (3.2%)
			CPR	0% - 20% (8%)

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

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities, and guarantees and commitments as of March 31, 2015 and December 31, 2014:

Table 8.4

	As of March 31, 2015		As of December 31, 2014
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,556,246	$1,556,246	$1,363,387	$1,363,387
Investment securities	2,140,182	2,140,182	1,939,188	1,939,188
Farmer Mac Guaranteed Securities	5,625,285	5,609,305	5,459,857	5,453,901
USDA Securities	1,832,437	1,832,437	1,771,532	1,771,532
Loans	3,626,473	3,533,555	3,547,424	3,520,075
Financial derivatives	4,808	4,808	4,177	4,177
Guarantee and commitment fees receivable:
LTSPCs	27,153	27,071	29,095	27,807
Farmer Mac Guaranteed Securities	11,080	11,271	11,876	11,655
Financial liabilities:
Notes payable:
Due within one year	7,960,289	7,957,193	7,357,770	7,353,953
Due after one year	5,767,568	5,648,752	5,556,570	5,471,186
Debt securities of consolidated trusts held by third parties	467,186	457,903	423,085	424,214
Financial derivatives	95,493	95,493	84,844	84,844
Guarantee and commitment obligations:
LTSPCs	26,254	26,171	28,130	26,843
Farmer Mac Guaranteed Securities	10,174	10,366	11,303	11,082

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

Farmer Mac's operations consist of four reportable operating segments – Farm & Ranch, USDA Guarantees, Rural Utilities, and Institutional Credit. The Institutional Credit segment comprises Farmer Mac's guarantees of AgVantage securities related to general obligations of lenders that are secured by pools of eligible loans.

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

Farmer Mac uses core earnings to measure corporate economic performance and develop financial plans because, in management's view, core earnings is a useful alternative measure in understanding Farmer Mac's economic performance, transaction economics, and business trends.  Core earnings principally differs from net income attributable to common stockholders by excluding the effects of fair value fluctuations, which are not expected to have a cumulative net impact on financial condition or results of operations reported in accordance with generally accepted accounting principles ("GAAP") if the related financial instruments are held to maturity, as is generally expected. Core earnings also differs from net income attributable to common stockholders by excluding specified infrequent or unusual transactions that Farmer Mac believes are not indicative of future operating results and that may not reflect the trends and economic financial performance of Farmer Mac's core business. This non-GAAP financial measure may not be comparable to similarly labeled non-GAAP financial measures disclosed by other companies. Farmer Mac's disclosure of this non-GAAP measure is intended to be supplemental in nature and is not meant to be considered in isolation from, as a substitute for, or as more important than, the related financial information prepared in accordance with GAAP.

The financial information presented below reflects the accounts of Farmer Mac and its subsidiaries on a consolidated basis.  Accordingly, the core earnings for Farmer Mac's reportable operating segments will differ from the stand-alone financial statements of Farmer Mac's subsidiaries.  These differences will be due to various factors, including the reversal of unrealized gains and losses related to fair value changes of trading assets and financial derivatives, as well as the allocation of certain expenses such as dividends and interest expense related to the issuance of capital and the incurrence of indebtedness managed at the corporate level.  The allocation of general and administrative expenses that are not directly attributable to an operating segment may also result in differences.  The assets of Farmer Mac's subsidiary Farmer Mac II LLC will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.  As of March 31, 2015, Farmer Mac II LLC held assets with a fair value of $1.9 billion, had debt outstanding of $735.0 million, and had $1.0 billion of common stock outstanding held by Farmer Mac.

The following tables present core earnings for Farmer Mac's reportable operating segments and a reconciliation to consolidated net income for the years ended March 31, 2015 and 2014:

Table 9.1

Core Earnings by Business Segment
For the Three Months Ended March 31, 2015
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Interest income(1)	$21,968	$14,348	$6,585	$19,299	$2,865	$(1,114)		$63,951
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(635)	—	—	—	—	635		—
Interest expense(2)	(11,219)	(10,123)	(3,781)	(8,874)	(1,176)	2,011		(33,162)
Net effective spread	10,114	4,225	2,804	10,425	1,689	1,532		30,789
Guarantee and commitment fees	3,633	(6)	—	385	—	(635)		3,377
Other income/(expense)(3)	87	59	—	—	(552)	(2,496)		(2,902)
Non-interest income/(loss)	3,720	53	—	385	(552)	(3,131)		475

Provision for loan losses	(76)	—	—	—	—	—		(76)

Release of reserve for losses	772	—	—	—	—	—		772
Other non-interest expense	(4,326)	(385)	(866)	(535)	(3,003)	—		(9,115)
Non-interest expense(4)	(3,554)	(385)	(866)	(535)	(3,003)	—		(8,343)
Core earnings before income taxes	10,204	3,893	1,938	10,275	(1,866)	(1,599)	(5)	22,845
Income tax (expense)/benefit	(3,571)	(1,363)	(678)	(3,596)	2,516	2,461		(4,231)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest	6,633	2,530	1,260	6,679	650	862	(5)	18,614
Preferred stock dividends	—	—	—	—	(3,295)	—		(3,295)
Non-controlling interest	—	—	—	—	(5,354)	—		(5,354)
Loss on retirement of preferred stock	—	—	—	—	—	(8,147)		(8,147)
Segment core earnings/(losses)	$6,633	$2,530	$1,260	$6,679	$(7,999)	$(7,285)	(5)	$1,818

Total assets at carrying value	$2,637,743	$1,876,337	$970,020	$5,594,736	$3,770,849	$—		$14,849,685
Total on- and off-balance sheet program assets at principal balance	5,347,248	1,814,918	968,117	6,529,934		—		14,660,217

(1)
Includes reconciling adjustments for the amortization of premiums and discounts on assets consolidated at fair value to reflect core earnings amounts and interest income related to securities purchased under agreements to resell.

(2)
Based on effective funding cost determined for each operating segment, including expenses related to interest rate swaps not designated as hedges, which are included in "Losses on financial derivatives and hedging activities" on the consolidated financial statements. Includes reconciling adjustments for interest expense related to securities sold, not yet purchased.

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

Core Earnings by Business Segment
For the Three Months Ended March 31, 2014
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Interest income(1)	$18,339	$12,959	$7,744	$20,380	$5,235	$(12,205)		$52,452
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(531)	—	—	—	—	531		—
Interest expense(2)	(10,694)	(9,175)	(5,754)	(10,974)	(1,093)	2,964		(34,726)
Net effective spread	7,114	3,784	1,990	9,406	4,142	(8,710)		17,726
Guarantee and commitment fees	3,909	26	—	380	—	(531)		3,784
Other income/(expense)(3)	130	28	—	—	(571)	(6,406)		(6,819)
Non-interest income/(loss)	4,039	54	—	380	(571)	(6,937)		(3,035)

Provision for loan losses	(573)	—	—	—	—	—		(573)

Provision for losses	(101)	—	—	—	—	—		(101)
Other non-interest expense	(3,552)	(731)	(777)	(445)	(2,341)	—		(7,846)
Non-interest expense(4)	(3,653)	(731)	(777)	(445)	(2,341)	—		(7,947)
Core earnings before income taxes	6,927	3,107	1,213	9,341	1,230	(15,647)	(5)	6,171
Income tax (expense)/benefit	(2,424)	(1,087)	(425)	(3,269)	2,871	5,475		1,141
Core earnings before preferred stock dividends and attribution of income to non-controlling interest	4,503	2,020	788	6,072	4,101	(10,172)	(5)	7,312
Preferred stock dividends	—	—	—	—	(952)	—		(952)
Non-controlling interest	—	—	—	—	(5,547)	—		(5,547)
Segment core earnings/(losses)	$4,503	$2,020	$788	$6,072	$(2,398)	$(10,172)	(5)	$813

Total assets at carrying value	$2,272,643	$1,691,056	$1,030,422	$5,157,887	$3,402,345	$—		$13,554,353
Total on- and off-balance sheet program assets at principal balance	5,293,975	1,686,696	1,027,246	6,100,286		—		14,108,203

(1)	Includes reconciling adjustments for the amortization of premiums and discounts on assets consolidated at fair value to reflect core earnings amounts.

(2)
Based on effective funding cost determined for each operating segment, including expenses related to interest rate swaps not designated as hedges, which are included in "Losses on financial derivatives and hedging activities" on the consolidated financial statements.

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

Financial information included in this report is consolidated to include the accounts of Farmer Mac and its three subsidiaries – Farmer Mac Mortgage Securities Corporation, Farmer Mac II LLC, and Contour Valuation Services, LLC. This discussion and analysis of financial condition and results of operations should be read together with: (1) the interim unaudited consolidated financial statements and the related notes that appear elsewhere in this report; and (2) Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 16, 2015.

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

Management's expectations for Farmer Mac's future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties.  Various factors or events could cause Farmer Mac's actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under "Risk Factors" in Part I, Item 1A of Farmer Mac's Annual Report on Form 10-K for the fiscal period ended December 31, 2014 filed with the U.S. Securities and Exchange Commission ("SEC") on March 16, 2015, and uncertainties regarding:

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

Overview

Farmer Mac increased its outstanding business volume to $14.7 billion and continued to maintain its high asset quality during first quarter 2015. This quarter also marked the completion of the capital structure initiative that Farmer Mac began implementing last year to enhance its Tier 1 capital position and redeem higher cost preferred stock at its first redemption date. Under this initiative, Farmer Mac issued an aggregate of $150 million of non-cumulative preferred stock during the first half of 2014 and used the proceeds of these preferred stock offerings and cash on hand to cause Farmer Mac II LLC to redeem all of the outstanding shares of Farmer Mac II LLC Preferred Stock on March 30, 2015. The preferred stock issued in 2014 qualifies as Tier 1 capital for Farmer Mac. The Farmer Mac II LLC Preferred Stock that was redeemed did not qualify as Tier 1 capital and was scheduled to step up in dividend rate by 2.0 percent on March 30, 2015. The redemption of the Farmer Mac II LLC Preferred Stock triggered the redemption on March 30, 2015 of all of the related outstanding Farm Asset Linked Capital Securities ("FALConS"), which were the trust securities owned by investors that represented interests in the Farmer Mac II LLC Preferred Stock. Going forward, Farmer Mac expects to decrease its preferred stock dividend payments by $3.5 million after-tax per quarter, or $14.1 million after-tax annually, as a result of the redemption of the Farmer Mac II LLC Preferred Stock and the related FALConS.

Net Income and Core Earnings

Farmer Mac's net income attributable to common stockholders for first quarter 2015 was $1.8 million, compared to net income of $0.8 million for first quarter 2014. The increase compared to the previous year's quarter was attributable, in part, to the effects of unrealized fair value changes on financial derivatives and hedged assets, which was a $0.6 million after-tax loss in first quarter 2015, compared to a $2.4 million after-tax loss in first quarter 2014. First quarter 2015 also included an $8.1 million ($6.2 million after-tax) loss on retirement of preferred stock from the write-off of deferred issuance costs upon the redemption of the Farmer Mac II LLC Preferred Stock on March 30, 2015. Additionally, the issuance of preferred stock during the first half of 2014 in advance of the time it was needed to fund the redemption of the Farmer Mac II LLC Preferred Stock resulted in an increase of $2.3 million in preferred stock dividend payments in first quarter 2015 compared to first quarter 2014. First quarter 2014 included two items that did not recur in first quarter 2015: (1) $7.5 million after-tax of premium amortization as Farmer Mac refinanced certain Rural Utilities loans and (2) $2.1 million ($1.9 million after-tax) of dividend income on Farmer Mac's investment in CoBank preferred stock, which was called on October 1, 2014. For more information about quarter-to-quarter changes in net income attributable to common stockholders, see "—Results of Operations."

Farmer Mac's non-GAAP core earnings for first quarter 2015 were $9.1 million, compared to $11.0 million in first quarter 2014. The decrease primarily was due to the loss of dividend income on the CoBank preferred stock and the additional dividends paid on the Farmer Mac preferred stock issued in the first half of 2014, which resulted in $2.3 million in incremental preferred dividends in first quarter 2015. The fair value changes on derivatives and the loss on retirement of the Farmer Mac II LLC Preferred Stock do not affect core earnings. For more information about the composition of core earnings, see "—Results of Operations."

Farmer Mac's net effective spread was $29.3 million (86 basis points) in first quarter 2015, compared to $26.4 million (84 basis points) in first quarter 2014. This year-over-year increase was primarily attributable to lower funding costs and higher nonaccrual income in first quarter 2015 compared to first quarter 2014, which was partially offset by the loss of $2.1 million in preferred dividend income (7 basis points) from the October 2014 redemption of CoBank preferred stock. The early refinance of certain Rural Utilities loans and AgVantage securities in first quarter 2014 caused incremental financing costs of $1.3 million (4 basis points) in first quarter 2014 because the related original funding remained outstanding until the end of that quarter. Funding costs were also lower in first quarter 2015 compared to first quarter 2014 due to the maturity of older, higher cost debt and the issuance of new debt at lower market rates during the second half of 2014.

Business Volume

Farmer Mac added $0.5 billion of new business volume during first quarter 2015. The new business volume included purchases of AgVantage securities of $214.9 million, Farm & Ranch loan purchases of $130.2 million, Farm & Ranch LTSPCs of $59.3 million, and USDA Securities purchases of $89.2 million. Taking into account maturities and paydowns on existing assets, Farmer Mac's outstanding business volume was $14.7 billion as of March 31, 2015, an increase of $62.5 million from December 31, 2014 and an increase of $0.6 billion compared to March 31, 2014.

During first quarter 2015, Farmer Mac increased its cumulative exposure limit to any one borrower or related borrowers for transactions involving direct exposure to credit risk on loans from $30 million to $50 million for each of the Farm & Ranch (for loans secured by less than 1,000 acres) and the Rural Utilities lines of businesses.

Capital

As of March 31, 2015, Farmer Mac's core capital level was $531.3 million, $97.1 million above the minimum capital level required by Farmer Mac's charter.  As of December 31, 2014, Farmer Mac's core capital level was $766.3 million, which was $345.0 million above the minimum capital requirement. The decrease in capital in excess of the statutory minimum capital level was due to the redemption of the Farmer Mac II LLC Preferred Stock.

Credit Quality

Farmer Mac continues to maintain very favorable credit metrics. During first quarter 2015, Farmer Mac reduced its allowance for losses by $0.7 million, primarily due to a decrease in the general allowance of processing loans (e.g., ethanol and canola facilities) due to paydowns of these loans. As of March 31, 2015, Farmer Mac's 90-day delinquencies were $32.1 million (0.60 percent of the Farm & Ranch portfolio), up from $18.9 million (0.35 percent of the Farm & Ranch portfolio) as of December 31, 2014, and $29.4 million (0.56 percent of the Farm & Ranch portfolio) as of March 31, 2014. The primary cause of the increase in 90-day delinquencies during first quarter 2015 was the new delinquency of one borrower in the Northwest geographic region. Farmer Mac's exposure to this borrower was $9.8 million as of March 31, 2015. For more information about Farmer Mac's 90-day delinquencies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

Results of Operations

Farmer Mac's net income attributable to common stockholders for first quarter 2015 was $1.8 million, or $0.16 per diluted common share, compared to net income of $0.8 million, or $0.07 per diluted common share, for first quarter 2014. Farmer Mac's non-GAAP core earnings were $9.1 million or $0.80 per diluted share for first quarter 2015, compared to $11.0 million, or $0.97 per diluted share for the same period in 2014.

Farmer Mac uses core earnings to measure corporate economic performance and develop financial plans because, in management's view, core earnings is a useful alternative measure in understanding Farmer Mac's economic performance, transaction economics, and business trends. Core earnings principally differs from net income attributable to common stockholders by excluding the effects of fair value fluctuations, which are not expected to have a cumulative net impact on financial condition or results of operations reported in accordance with GAAP if the related financial instruments are held to maturity, as is generally expected. Core earnings also differs from net income attributable to common stockholders by excluding specified infrequent or unusual transactions that Farmer Mac believes are not indicative of future operating results and that may not reflect the trends and economic financial performance of Farmer Mac's core business. Accordingly, the loss from retirement of the Farmer Mac II LLC Preferred Stock in first quarter 2015 has been excluded from core earnings because it is not a frequently occurring transaction and not indicative of future operating results. This is also consistent with Farmer Mac's previous treatment of these types of origination costs associated with securities underwriting that are capitalized and deferred during the life of the security.

This non-GAAP financial measure may not be comparable to similarly labeled non-GAAP financial measures disclosed by other companies. Farmer Mac's disclosure of this non-GAAP measure is intended to be supplemental in nature, and is not meant to be considered in isolation from, as a substitute for, or as more important than, the related financial information prepared in accordance with GAAP. During 2014, Farmer Mac presented core earnings excluding indicated items, a separate non-GAAP measure that related to two short-term initiatives: the cash management and liquidity initiative described in Farmer Mac's previous SEC filings and the capital structure initiative described in "—Overview." The effects of these two initiatives had a minimal effect on Farmer Mac's results for the first quarters of both 2014 and 2015. Therefore, this separate non-GAAP measure is not provided for these two quarters; however, the effects of the two initiatives are discussed in this report, where applicable, to facilitate an understanding of changes in core earnings.

A reconciliation of Farmer Mac's net income attributable to common stockholders to core earnings is presented in the following table along with a breakdown of the composition of core earnings:

Table 1

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$1,818	$813
Less the after-tax effects of:
Unrealized losses on financial derivatives and hedging activities	(582)	(2,395)
Unrealized gains on trading assets	236	426
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value(1)	(529)	(8,027)
Net effects of settlements on agency forward contracts	(164)	(176)
Loss on retirement of Farmer Mac II LLC Preferred Stock(2)	(6,246)	—
Sub-total	(7,285)	(10,172)
Core earnings	$9,103	$10,985

Composition of Core Earnings:
Revenues:
Net effective spread	$29,257	26,436
Guarantee and commitment fees	4,012	4,315
Other	(405)	(410)
Total revenues	32,864	30,341

Credit related (income)/expense:
(Release of)/provision for losses	(696)	674
REO operating expenses	(1)	2
Losses on sale of REO	1	3
Total credit related (income)/expense	(696)	679

Operating expenses:
Compensation and employee benefits	5,693	4,456
General and administrative	2,823	2,794
Regulatory fees	600	594
Total operating expenses	9,116	7,844

Net earnings	24,444	21,818
Income tax expense(3)	6,692	4,334
Non-controlling interest	5,354	5,547
Preferred stock dividends	3,295	952
Core earnings	$9,103	$10,985

Core earnings per share:
Basic	$0.83	$1.01
Diluted	0.80	0.97
Weighted-average shares:
Basic	10,938	10,887
Diluted	11,331	11,346

(1)	Includes $7.5 million related to the acceleration of premium amortization in first quarter 2014 due to refinancing activity in the Rural Utilities line of business.

(2)	Relates to the write-off of deferred issuance costs as a result of the retirement of Farmer Mac II LLC Preferred Stock.

(3)	Includes the reduction in tax valuation allowance of $0.8 million associated with certain gains on investment portfolio assets during first quarter 2014.

The following sections provide more detail regarding specific components of Farmer Mac's results of operations.

Net Interest Income.  Net interest income was $30.8 million for the three months ended March 31, 2015 compared to $17.7 million for the same period in 2014. The increase in net interest income in first quarter 2015 compared to first quarter 2014 was primarily attributable to the acceleration of amortization of $11.6 million in premiums associated with certain Rural Utilities loans that were refinanced into other loan products in first quarter 2014 with no similar effect in first quarter 2015, an increase in the average balance of Farm & Ranch loans, USDA Securities, and AgVantage securities, and a $0.8 million increase in income received from non-accruing Farm & Ranch loans. The increase in net interest income was partially offset by the loss of $2.1 million of preferred dividends due to the October 2014 redemption of the CoBank preferred stock. The overall net interest yield was 88 basis points for the three months ended March 31, 2015, compared to 55 basis points for the three months ended March 31, 2014.

The following table provides information regarding interest-earning assets and funding for the three months ended March 31, 2015 and 2014.  The average balance of non-accruing loans is included in the average balance of loans, Farmer Mac Guaranteed Securities, and USDA Securities presented, though the related income is accounted for on a cash basis.  Therefore, as the average balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly.  The average balance of loans in consolidated trusts with beneficial interests owned by third parties is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities.  The interest income and expense associated with these trusts are shown in the net effect of consolidated trusts.  The lower average rate earned on cash and investments reflects re-investing higher yielding investment securities which matured or were called during 2014 into lower yielding assets, an increase in the average balance of cash and cash equivalents earning minimal yields, and slightly lower short-term market rates during first quarter 2015 compared to first quarter 2014.  The higher average rate on loans, Farmer Mac Guaranteed Securities, and USDA Securities during first quarter 2015 is due to the acceleration of amortization in premiums associated with certain Rural Utilities loans in first quarter 2014 with no similar effect in first quarter 2015, partially offset by the decline in market rates reflected in the rates on loans and AgVantage securities acquired, reset, or refinanced during the past year. The higher average rate on notes payable within one year is consistent with general trends in average short-term rates during the period presented.  The downward trend in the average rate on notes payable due after one year reflects the retirement of older debt and the issuance of new debt at lower market rates.

Table 2

	For the Three Months Ended
	March 31, 2015			March 31, 2014
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$3,366,486	$2,865	0.34%	$2,933,451	$5,237	0.71%
Loans, Farmer Mac Guaranteed Securities and USDA Securities(1)(2)	10,250,330	56,801	2.22%	9,672,242	44,358	1.72%
Total interest-earning assets	13,616,816	59,666	1.75%	12,605,693	49,595	1.57%
Funding:
Notes payable due within one year	5,629,225	2,370	0.17%	4,804,573	1,903	0.16%
Notes payable due after one year(3)	7,320,469	27,142	1.48%	7,236,469	30,497	1.69%
Total interest-bearing liabilities(4)	12,949,694	29,512	0.91%	12,041,042	32,400	1.08%
Net non-interest-bearing funding	667,122	—		564,651	—
Total funding	13,616,816	29,512	0.87%	12,605,693	32,400	1.03%
Net interest income/yield prior to consolidation of certain trusts	13,616,816	30,154	0.89%	12,605,693	17,195	0.55%
Net effect of consolidated trusts(5)	454,844	635	0.56%	276,641	531	0.77%
Adjusted net interest income/yield	$14,071,660	$30,789	0.88%	$12,882,334	$17,726	0.55%

(1)
Includes $11.6 million related to the acceleration of premium amortization in first quarter 2014 due to refinancing activity in the Rural Utilities line of business. Excludes interest income of $4.3 million and $2.9 million in 2015 and 2014, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(2)
See Note 1(d) to the consolidated financial statements for more information about the reclassification of certain amounts in prior periods from guarantee and commitment fees to interest income related to on-balance sheet Farmer Mac Guaranteed Securities.

(3)	Includes current portion of long-term notes.

(4)	Excludes interest expense of $3.7 million and $2.3 million in 2015 and 2014, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(5)	Includes the effect of consolidated trusts with beneficial interests owned by third parties.

The following table sets forth information regarding changes in the components of Farmer Mac's net interest income for the periods indicated.  For each category, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume).  Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size.  The decrease in income due to changes in rate on cash and investments reflects re-investing higher yielding investment securities which matured or were called during 2014 and 2015 into lower yielding assets. The increase in income due to changes in rate on loans, Farmer Mac Guaranteed Securities, and USDA Securities is due to the acceleration of amortization in premiums associated with certain Rural Utilities loans in first quarter 2014 with no similar effect in first quarter 2015, partially offset by the decline in market rates reflected in the rates on AgVantage securities acquired or refinanced during 2014 and 2015. The decrease in expense due to changes in rate reflects the decreased cost of funding due to lower interest rates in the debt markets. The increases due to changes in volume reflect the increase in the average balance of on-balance sheet assets during first quarter 2015 compared to first quarter 2014 and the related funding for those assets.

Table 3

	For the Three Months Ended March 31, 2015 Compared to Same Period 2014
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$(3,056)	$684	$(2,372)
Loans, Farmer Mac Guaranteed Securities and USDA Securities(1)	9,669	2,774	12,443
Total	6,613	3,458	10,071
Expense from other interest-bearing liabilities	(5,209)	2,321	(2,888)
Change in net interest income prior to consolidation of certain trusts(2)	$11,822	$1,137	$12,959

(1)	Includes $11.6 million related to the acceleration of premium amortization in first quarter 2014 due to refinancing activity in the Rural Utilities line of business.

(2)	Excludes the effect of debt in consolidated trusts with beneficial interests owned by third parties.

The net interest yield includes the amortization of premiums and discounts on assets consolidated at fair value. The net interest yield excludes the accrual of income and expense related to the contractual amounts due on financial derivatives that are not designated in hedging relationships.  The following paragraphs describe the effects of these items on the net interest yield and the table below presents them as adjustments to reconcile to the net effective spread Farmer Mac earns on the difference between its interest-earning assets and its net funding costs, including payments for income and expense related to derivative financial instruments that are not designated as hedging instruments in a hedge accounting relationship ("undesignated financial derivatives").

Farmer Mac uses interest rate swaps to manage its interest rate risk exposure by synthetically modifying the interest rate reset or maturity characteristics of certain assets and liabilities.  The accrual of the contractual amounts due on interest rate swaps designated in fair value hedge accounting relationships is included as an adjustment to the yield of the hedged item and is included in interest income. For interest rate swaps not designated in hedge accounting relationships, Farmer Mac records the income or expense related to the accrual of the contractual amounts due in "Losses on financial derivatives and hedging activities" on the consolidated statements of operations.  Farmer Mac includes the accrual of the contractual amounts due for undesignated financial derivatives in its calculation of net effective spread, which is intended to reflect the net spread between the asset and all of its related funding, including any associated derivatives, whether or not they are in a hedge accounting relationship.

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

The following table presents the net effective spread between Farmer Mac's interest-earning assets and its net funding costs.  This spread is measured by including income or expense related to undesignated financial derivatives (the income or expense related to financial derivatives designated in hedge accounting relationships is already included in net interest income) and excluding the amortization of premiums and discounts on assets consolidated at fair value. Farmer Mac's net effective spread was $29.3 million for first quarter 2015, compared to $26.4 million for first quarter 2014. In percentage terms, net effective spread for the three months ended March 31, 2015 was 0.86 percent, compared to 0.84 percent for the same period in 2014. This year-over-year increase was primarily attributable to lower funding costs and higher nonaccrual income in first quarter 2015 compared to first quarter 2014, which was partially offset by the loss of $2.1 million in preferred dividend income (7 basis points) from the October 2014 redemption of CoBank preferred stock. The early refinance of certain Rural Utilities loans and AgVantage securities in first quarter 2014 caused incremental financing costs of $1.3 million (4 basis points) in first quarter 2014 because the related original funding remained outstanding until the end of that quarter. Funding costs were also lower in first quarter 2015 compared to first quarter 2014 due to the maturity of older, higher cost debt and the issuance of new debt at lower market rates during the second half of 2014. See Note 9 to the consolidated financial statements for more information regarding net effective spread from Farmer Mac's individual business segments. Additionally, see "—Supplemental Information" for quarterly net effective spread by line of business.

Table 4

	For the Three Months Ended
	March 31, 2015		March 31, 2014
	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income/yield prior to consolidation of certain trusts(1)	$30,154	0.89%	$17,195	0.55%
Expense related to undesignated financial derivatives	(2,011)	(0.06)%	(2,965)	(0.10)%
Amortization of premiums on assets consolidated at fair value(1)	1,114	0.03%	12,206	0.39%
Net effective spread	$29,257	0.86%	$26,436	0.84%

(1)	Includes $11.6 million related to the acceleration of premium amortization in first quarter 2014 due to refinancing activity in the Rural Utilities line of business.

Provision for and Release of Allowance for Loan Losses and Reserve for Losses.

The following table summarizes the components of Farmer Mac's total allowance for losses for the three months ended March 31, 2015 and 2014:

Table 5

	For the Three Months Ended
	March 31, 2015			March 31, 2014
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
For the Three Months Ended
Beginning Balance	$5,864	$4,263	$10,127	6,866	6,468	13,334
Provision for/(release of) losses	76	(772)	(696)	573	101	674
Charge-offs	—	—	—	(29)	—	(29)
Ending Balance	$5,940	$3,491	$9,431	7,410	6,569	13,979

The provisions recorded during first quarter 2015 were primarily attributable to an increase in the specific allowance of on-balance sheet impaired loans for which updated collateral valuations were not available. Farmer Mac evaluated them in the aggregate in consideration of their similar risk characteristics and historical statistics. The provisions were partially offset by a decrease in the general allowance of on-balance sheet processing loans (e.g., ethanol and canola facilities) due to paydowns of these loans. The releases recorded during first quarter 2015 were primarily attributable to paydowns of processing loans (e.g., ethanol and canola facilities) underlying LTSPCs. The provisions recorded during first quarter 2014 were primarily related to an increase in the estimated probable losses inherent in non-ethanol related Agricultural Storage and Processing loans due to a change in the potential loss assumptions related to those assets. As of both March 31, 2015 and December 31, 2014, Farmer Mac's total allowance for loan losses was $5.9 million. As of March 31, 2015, Farmer Mac's reserve for losses was $3.5 million, compared to $4.3 million as of December 31, 2014. See Note 5 and "—Risk Management—Credit Risk – Loans and Guarantees."

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs, were $3.4 million for first quarter 2015, compared to $3.8 million for first quarter 2014. The decrease in guarantee and commitment fees was primarily attributable to a lower average balance outstanding for off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs. See Note 1(d) to the consolidated financial statements for more information about the reclassification of certain amounts in prior periods from guarantee and commitment fees to interest income related to on-balance sheet Farmer Mac Guaranteed Securities.

Losses on Financial Derivatives and Hedging Activities.  The effect of unrealized and realized gains and losses on Farmer Mac's financial derivatives and hedging activities was net losses of $3.9 million for first quarter 2015, compared to net losses of $7.6 million for first quarter 2014. Farmer Mac has designated certain interest rate swaps in fair value hedge relationships.

The components of gains and losses on financial derivatives and hedging activities for the three months ended March 31, 2015 and 2014 are summarized in the following table:

Table 6

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Fair value hedges:
Unrealized (losses)/gains due to fair value changes:
Financial derivatives(1)	$(5,760)	$200
Hedged items	8,876	2,750
Gains on hedging activities	3,116	2,950
No hedge designation:
Unrealized losses due to fair value changes	(4,011)	(6,634)
Realized:
Expense related to financial derivatives	(2,011)	(2,965)
Losses due to terminations or net settlements	(976)	(929)
Losses on financial derivatives not designated in hedging relationships	(6,998)	(10,528)
Losses on financial derivatives and hedging activities	$(3,882)	$(7,578)

(1)
Included in the assessment of hedge effectiveness as of March 31, 2015, but excluded from the amounts in the table, were losses of $2.9 million for the three months ended March 31, 2015, attributable to the fair value of the swaps at the inception of the hedging relationship. Accordingly, the amounts recognized as hedge ineffectiveness for the three months ended March 31, 2015 were gains of $0.2 million. The comparable amounts as of March 31, 2014 were losses of $2.9 million for the three months ended March 31, 2014, attributable to the fair value of the swaps at the inception of the hedging relationship and, accordingly, gains of $29,000 for the three months ended March 31, 2014, attributable to hedge ineffectiveness.

Changes in the fair values of Farmer Mac's open derivative positions for both designated and undesignated hedges are captured in the table above in unrealized losses due to fair value changes and are primarily the result of fluctuations in long-term interest rates. For financial derivatives designated in fair value hedges, changes in the fair values of the hedged items attributable to the hedged risk are also included in the table above in unrealized (losses)/gains due to fair value changes. The accrual of periodic cash settlements for interest paid or received from Farmer Mac's interest rate swaps that are not designated in hedging relationships is shown as expense related to financial derivatives.  Payments or receipts to terminate derivative positions or net cash settled forward sales contracts on the debt of other GSEs and U.S. Treasury futures that are not designated in hedge accounting relationships are included in losses due to terminations or net settlements.

Gains on Trading Securities.  During the three months ended March 31, 2015, Farmer Mac recorded unrealized gains on trading securities of $0.4 million, compared to unrealized gains of $0.7 million during the same period in 2014. Of the total gains recognized during the three months ended March 31, 2015, $0.2 million of gains related to financial assets selected to be carried at fair value with changes in fair value included in earnings (the fair value option), compared to recorded gains of $0.4 million during the same period in 2014. Farmer Mac has not elected to account for any financial assets under the fair value option since 2008.

Other Income. Other income totaled $0.6 million for first quarter 2015, compared to $0.1 million in first quarter 2014. Other income during first quarter 2015 included the recognition of $0.3 million of gains previously deferred in accumulated other comprehensive income related to fair value changes of certain available-for-sale securities contributed to Farmer Mac II LLC in 2010 and other miscellaneous items.

Compensation and Employee Benefits.  Compensation and employee benefits were $5.7 million for first quarter 2015, compared to $4.5 million in first quarter 2014. The increase in compensation and employee benefits in first quarter 2015 compared to first quarter 2014 was due primarily to higher incentive compensation driven by meeting certain performance targets, an increase in headcount, annual salary adjustments, and adjustments to stock compensation expense to reflect changes in forfeiture rates. The increase in annual salary adjustments reflects a change to the allocation of total compensation elements for Farmer Mac's executive officers in 2014 that resulted in a shift in compensation opportunity toward base salary and annual cash compensation and a commensurate reduction in the targeted value of equity-based long-term incentive compensation.

General and Administrative Expenses.  General and administrative expenses, including legal, audit, and consulting fees, remained the same at $2.8 million for both first quarter 2015 and first quarter 2014.

Regulatory Fees.  Regulatory fees (which consist of the fees paid to FCA) were $0.6 million for both first quarter 2015 and first quarter 2014. FCA has advised Farmer Mac that its estimated fees for the federal fiscal year ending September 30, 2015 will be $2.4 million ($0.6 million per federal fiscal quarter), which will not be a material increase from the prior federal fiscal year.  After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.

Income Tax Expense/Benefit.  Income tax expense totaled $4.2 million for first quarter 2015, compared to an income tax benefit of $1.1 million for first quarter 2014, due to an increase in pre-tax book income. First quarter 2014 also included the reduction of $0.8 million of valuation allowance against deferred tax assets resulting from implementation of tax planning strategies. The consolidated tax benefits of the dividends declared on Farmer Mac II LLC Preferred Stock, which is presented as "Net income attributable to non-controlling interest" on the consolidated statements of operations on a pre-tax basis, and the loss on retirement of the Farmer Mac II LLC Preferred Stock were the primary reasons Farmer Mac's effective tax rate was lower than the statutory federal rate of 35 percent.

Loss on Retirement of Preferred Stock. On March 30, 2015, Farmer Mac II LLC redeemed all of the outstanding shares of Farmer Mac II LLC Preferred Stock which, in turn, triggered the redemption of all of the outstanding FALConS on that same day. As a result, Farmer Mac wrote off $8.1 million of deferred issuance costs related to those shares of Farmer Mac II LLC Preferred Stock as "Loss on retirement of preferred stock" on the consolidated statements of operations.

Business Volume.  During first quarter 2015, Farmer Mac added $502.3 million of new business volume Specifically, Farmer Mac:

•	purchased $130.2 million of newly originated Farm & Ranch loans;

•	added $59.3 million of Farm & Ranch loans under LTSPCs;

•	purchased $89.2 million of USDA Securities;

•	purchased $8.7 million of Rural Utilities loans; and

•	purchased $214.9 million of AgVantage securities.

Of the AgVantage securities new business volume for first quarter 2015, $14.9 million was purchased under Farm Equity AgVantage facilities with agricultural real estate investment funds.

Farmer Mac's outstanding business volume was $14.7 billion as of March 31, 2015, an increase of $62.5 million from December 31, 2014 primarily attributable to portfolio growth of AgVantage securities.

The following table sets forth purchases of non-delinquent eligible loans, new LTSPCs, and new guarantees during the periods indicated in the Farm & Ranch, USDA Guarantees, and Rural Utilities lines of business, as well as purchases of AgVantage securities in the Institutional Credit line of business:

Table 7

Farmer Mac New Purchases, Guarantees, and LTSPCs
	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Farm & Ranch:
Loans	$130,224	$192,407
LTSPCs	59,311	185,594
USDA Guarantees:
USDA Securities	89,186	67,984
Rural Utilities:
Loans	8,703	53,903
Institutional Credit:
AgVantage	214,915	228,690
Total purchases, guarantees, and LTSPCs	$502,339	$728,578

The decrease in volume in the Farm & Ranch line of business for first quarter 2015 compared to first quarter 2014 reflects a return to volume levels more consistent with historical trends. The increase in USDA Securities volume for the first quarter 2015 compared to first quarter 2014 reflects an increase in lender usage of USDA guaranteed loan programs and the resultant increase in loans available for purchase on the secondary market. Rural Utilities loan volume remains low due to reduced demand associated with slow historical economic growth and greater energy efficiency in recent years. The changes in AgVantage securities volume is primarily driven by the generally larger transaction sizes for that product and the fluctuating funding and liquidity needs of Farmer Mac's customer network and scheduled maturity amounts.

The purchase price of non-delinquent eligible loans and portfolios is their respective fair value based on current market interest rates and Farmer Mac's target net yield. The purchase price includes an amount to compensate Farmer Mac for credit risk that is similar to the guarantee or commitment fees it receives for assuming credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs.  Based on market conditions, Farmer Mac either retains the loans it purchases or securitizes them and retains or sells Farmer Mac Guaranteed Securities backed by those loans.  Historically, Farmer Mac has retained the vast majority of loans it has purchased.  The weighted-average age of the Farm & Ranch non-delinquent eligible loans purchased and retained (excluding the purchases of defaulted loans) during first quarter 2015 and 2014 was less than one year. Of those loans, 62 percent and 70 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 17.1 years and 15.2 years, respectively.

During first quarter 2015 and 2014, Farmer Mac securitized some of the Farm & Ranch loans it had purchased and sold the resulting Farmer Mac Guaranteed Securities in the amount of $49.5 million and $62.8 million, respectively. Farmer Mac consolidates these loans and presents them as "Loans held for investment in consolidated trusts, at amortized cost" on the consolidated balance sheets. In first quarter 2015 and 2014, $44.0 million and $55.4 million, respectively, of Farmer Mac Guaranteed Securities were sold to Zions First National Bank ("Zions"), which is a related party to Farmer Mac.

The following table sets forth information regarding the Farmer Mac Guaranteed Securities issued during the periods indicated:

Table 8

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Loans securitized and sold as Farm & Ranch Guaranteed Securities	$49,487	$62,751
AgVantage Securities	214,915	228,690
Total Farmer Mac Guaranteed Securities Issuances	$264,402	$291,441

The following table sets forth information regarding outstanding volume in each of Farmer Mac's four lines of business as of the dates indicated:

Table 9

Lines of Business - Outstanding Business Volume
	As of March 31, 2015	As of December 31, 2014
	(in thousands)
On-balance sheet:
Farm & Ranch:
Loans	$2,113,795	$2,118,867
Loans held in trusts:
Beneficial interests owned by third party investors	457,117	421,355
USDA Guarantees:
USDA Securities	1,778,973	1,756,224
Farmer Mac Guaranteed USDA Securities	23,098	27,832
Rural Utilities:
Loans(1)	968,117	718,213
Loans held in trusts:
Beneficial interests owned by Farmer Mac(1)	—	267,396
Institutional Credit:
AgVantage Securities	5,543,405	5,410,413
Total on-balance sheet	$10,884,505	$10,720,300
Off-balance sheet:
Farm & Ranch:
LTSPCs	2,178,100	2,240,866
Guaranteed Securities	598,236	636,086
USDA Guarantees:
Farmer Mac Guaranteed USDA Securities	12,847	13,978
Institutional Credit:
AgVantage Securities	986,529	986,528
Total off-balance sheet	$3,775,712	$3,877,458
Total	$14,660,217	$14,597,758

(1)	Reflects the unwinding of certain consolidated trusts with the effect that loans previously consolidated on the balance sheet as "Loans held in trusts" currently are included within "Loans."

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities) and LTSPCs, USDA Securities, and Farmer Mac Guaranteed USDA Securities as of March 31, 2015:

Table 10

Schedule of Principal Amortization
	Loans Held	Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed Securities and LTSPCs	USDA Securities and Farmer Mac Guaranteed USDA Securities	Total
	(in thousands)
2015	$142,924	$193,144	$148,857	$484,925
2016	174,457	226,409	141,545	542,411
2017	176,190	208,796	112,976	497,962
2018	196,548	201,384	131,442	529,374
2019	166,829	181,267	123,921	472,017
Thereafter	2,682,081	1,765,336	1,156,177	5,603,594
Total	$3,539,029	$2,776,336	$1,814,918	$8,130,283

Of the $14.7 billion outstanding principal balance of volume included in Farmer Mac's four lines of business as of March 31, 2015, $6.5 billion were AgVantage securities included in the Institutional Credit line of business.  Unlike business volume in the form of purchased loans, USDA Securities, and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, most AgVantage securities do not require periodic payments of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due. The following table summarizes by maturity date the outstanding principal amount of both on- and off-balance sheet AgVantage securities as of March 31, 2015:

Table 11

AgVantage Balances by Year of Maturity
As of
March 31, 2015
(in thousands)
2015	$654,250
2016	1,340,198
2017	1,472,420
2018	796,378
2019	320,350
Thereafter(1)	1,946,338
Total	$6,529,934
(1) Includes various maturities ranging from 2020 to 2044.

The weighted-average remaining maturity of the outstanding AgVantage securities shown in the table above was 4.1 years as of March 31, 2015.  As a general matter, if maturing AgVantage securities are not replaced with new AgVantage securities, either from the same issuer or from new business, or if the spread earned by Farmer Mac on new AgVantage securities that replace maturing AgVantage securities is lower than the spread earned on the maturing securities, Farmer Mac's income could be adversely affected.

As part of fulfilling its guarantee obligations for Farm & Ranch Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90-days delinquent or in material non-monetary default at the time of purchase, out of the loan pools underlying those securities and LTSPCs, and records the purchased loans as such on its balance sheet.  The purchase price for a defaulted loan purchased out of a pool of loans backing Farm & Ranch Guaranteed Securities is the then-current outstanding principal balance of the loan plus accrued and unpaid interest.  The purchase price for a defaulted loan purchased under an LTSPC is the then-current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loan payable out of any future loan payments or liquidation proceeds as received.  The purchase price of a defaulted loan is not an indicator of the expected loss on that loan; many other factors affect expected loss, if any, on any loan so purchased. The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs was 9 years during first quarter 2015 and 7 years during first quarter 2014. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

The following table presents Farmer Mac's purchases of defaulted loans underlying Farm & Ranch Guaranteed Securities and LTSPCs for the periods indicated:

Table 12

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Defaulted loans purchased underlying Farm & Ranch Guaranteed Securities owned by third party investors	$657	$—
Defaulted loans purchased underlying LTSPCs	—	440
Total loan purchases	$657	$440

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

•	Lending in the rural utilities industry may increase as rural utilities seek alternatives for financing, including refinancing existing debt.

•
As a result of targeted marketing and product development efforts, Farmer Mac's lender network and customer base continues to expand, which may generate additional demand for Farmer Mac's products from new sources.

Farmer Mac believes that these growth opportunities will be important in replacing income earned on the loans and other assets as they mature, pay down, or are reinvested at potentially lower spreads.

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

Farmer Mac continues to monitor land values and commodity prices in response to cyclical swings. Although farmland values and commodity prices have declined recently in some sectors, primarily in the Midwest, Farmer Mac believes that its portfolio remains sufficiently diversified, both geographically and by commodity, and that its portfolio has generally demonstrated historically high credit quality and low delinquency rates to endure reasonably foreseeable volatility in farmland values and commodity prices. Farmer Mac also continues to closely monitor sector profitability, economic conditions, and agricultural land value and geographic trends to tailor underwriting practices to changing conditions. For more information about the loan balances and loan-to-value ratios for Farm & Ranch loans in Farmer Mac's portfolio as of March 31, 2015, see "—Risk Management—Credit Risk – Loans and Guarantees."

The western part of the United States, including California, continues to experience drought conditions, with the water level in many California reservoirs at historically low levels. Although to date Farmer Mac has not observed any material effect on its portfolio from drought conditions, the persistence of extreme drought conditions in the western states could have an adverse effect on Farmer Mac’s delinquency rates or loss experience. This is particularly true in the permanent plantings sector, where the value of the related collateral is closely tied to the production value and capability of the permanent plantings, and in the dairy sector, which may experience increased feed costs as water is diverted away from hay acreage commonly relied upon by dairy producers and toward land supporting other agricultural commodities. Farmer Mac continues to remain informed about the drought and its effects on the agricultural industries located in the western states and on Farmer Mac's Farm & Ranch portfolio through regular discussions with its loan servicers that service loans in drought-stricken areas.

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

Farmer Mac also directs marketing efforts towards the agricultural industry by trying to identify and develop relationships with potential issuers of AgVantage securities who can pledge loans as collateral to obtain financing as part of Farmer Mac's Institutional Credit line of business. As part of these efforts, Farmer Mac has recently increased its focus on wholesale financing for institutional investors in agricultural assets that qualify as eligible collateral under Farmer Mac's charter. In July 2014, Farmer Mac expanded its AgVantage product to this new type of issuer and refers to this product variation as the Farm Equity AgVantage product. Farmer Mac directs its outreach efforts to these potential issuers through its business relationships within the agricultural community and through executive outreach to institutions whose profile presents opportunity to benefit from wholesale financing. As institutional investment in agricultural assets continues to grow, Farmer Mac believes that it is in a unique position to help increase access to capital for these types of counterparties and thereby provide a new source of capital to benefit rural America. Farmer Mac designed the Farm Equity AgVantage product to provide an efficient, low-cost source of financing tailored to meet the needs of institutional investors that can be adapted to many different types of organizational structures and for both public and private institutional investors. Although this product is in the early stages of development, Farmer Mac believes there is opportunity to expand this type of business as both the trend toward institutional investment in agricultural assets and awareness of the Farm Equity AgVantage product continue to grow. For more information about the Farm Equity AgVantage product, see "Business—Farmer Mac Lines of Business—Institutional Credit" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 16, 2015 and "—Risk Management—Credit Risk – Institutional."

Rural Utilities Industry. Reduced demand for capital within the rural utilities industry has increased competition for Farmer Mac's customer base from lenders that either are not eligible to participate in Farmer Mac's Rural Utilities line of business or for other reasons choose not to participate in that line of business. The rural utilities industry may experience needs for financing over the next several years to make improvements in response to environmental and clean energy policies and to refinance government loans made by the USDA's Rural Utilities Service. Domestic economic indicators also continue to show modest growth, and as the economy strengthens, Farmer Mac believes that demand for rural utilities loans may increase. Farmer Mac also foresees opportunities for growth pertaining to the rural utilities industry within Farmer Mac's Institutional Credit line of business related to the increasing trend in the past year of rural utilities cooperatives beginning to shift their debt refinancing activities away from the Rural Utilities Service and towards market-based lenders, including rural utilities cooperative lenders. Farmer Mac has the opportunity to help these lenders as they seek lower-cost wholesale financing alternatives, which could allow them to become more competitive in pursuing these refinancing opportunities.

Balance Sheet Review

Assets.  Farmer Mac's total assets as of March 31, 2015 were $14.8 billion, compared to $14.3 billion as of December 31, 2014.  The increase in total assets was primarily attributable to an increase in cash and cash equivalents, investment securities, and net new purchases of Farmer Mac Guaranteed Securities.

As of March 31, 2015, Farmer Mac had $1.6 billion of cash and cash equivalents and $2.1 billion of investment securities, compared to $1.4 billion of cash and cash equivalents and $1.9 billion of investment securities as of December 31, 2014. As of March 31, 2015, Farmer Mac had $5.6 billion of Farmer Mac Guaranteed Securities, $1.8 billion of USDA Securities, and $3.5 billion of loans, net of allowance. This compares to $5.5 billion of Farmer Mac Guaranteed Securities, $1.8 billion of USDA Securities, and $3.5 billion of loans, net of allowance, as of December 31, 2014.

Liabilities.  Farmer Mac's total liabilities increased to $14.3 billion as of March 31, 2015 from $13.5 billion as of December 31, 2014.  The increase in liabilities was primarily attributable to an increase in notes payable - due within one year.

Equity.  As of March 31, 2015, Farmer Mac had total equity of $582.5 million, comprised of stockholders' equity of $582.3 million and non-controlling interest of $0.2 million.  As of December 31, 2014, Farmer Mac had total equity of $781.8 million, comprised of stockholders' equity of $545.8 million and non-controlling interest – preferred stock of $236.0 million.  The decrease in total equity was a result of the redemption of all of the outstanding shares of Farmer Mac II LLC Preferred Stock (presented as "Non-controlling interest" within equity on Farmer Mac's consolidated balance sheets) during first quarter 2015, offset in part by an increase in accumulated other comprehensive income due to increases in fair value of available-for-sale securities. These increases in the fair value of available-for-sale securities were driven primarily by lower U.S. Treasury rates.

Off-Balance Sheet Arrangements

Farmer Mac offers approved lenders two credit enhancement alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans: (1) Farmer Mac Guaranteed Securities, which are available through each of the Farm & Ranch, USDA Guarantees, Rural Utilities, and Institutional Credit lines of business; and (2) LTSPCs, which are available through the Farm & Ranch and Rural Utilities lines of business. For securitization trusts where Farmer Mac is the primary beneficiary, the trust assets and liabilities are included on Farmer Mac's consolidated balance sheet. For the remainder of these transactions, and in the event of deconsolidation, both of these alternatives result in the creation of off-balance sheet obligations for Farmer Mac. See Note 6 to the consolidated financial statements for more information about consolidation and Farmer Mac's off-balance sheet business activities.

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

Farmer Mac generally assumes 100 percent of the credit risk on loans held in the Farm & Ranch and Rural Utilities lines of business and loans underlying LTSPCs and Farmer Mac Guaranteed Securities in the Farm & Ranch line of business. Farmer Mac has direct credit exposure to loans in non-AgVantage transactions and indirect credit exposure to loans that secure AgVantage transactions because AgVantage securities represent a general obligation of an issuer that is in turn secured by qualified loans.  The credit exposure of Farmer Mac and Farmer Mac II LLC on USDA Securities, including those underlying Farmer Mac Guaranteed USDA Securities, is covered by the full faith and credit of the United States.  Therefore, Farmer Mac believes that Farmer Mac and Farmer Mac II LLC have little or no credit risk exposure in the USDA Guarantees line of business because of the USDA guarantee.  As of March 31, 2015, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any business under the USDA Guarantees line of business, and neither expects to incur any such losses in the future.

Farmer Mac has established underwriting, collateral valuation, and documentation standards for agricultural real estate mortgage loans and rural utilities loans. Farmer Mac believes that these standards mitigate the risk of loss from borrower defaults and provide guidance about the management, administration, and conduct of underwriting and appraisals to all participating and potential lenders.  These standards were developed on the basis of industry norms for agricultural real estate mortgage loans and rural utilities loans and are designed to assess the creditworthiness of the borrower, as well as the value of the collateral securing the loan.  Farmer Mac evaluates and adjusts these standards on an ongoing basis based on current and anticipated market conditions.  For more information about Farmer Mac's underwriting and collateral valuation standards, see "Business—Farmer Mac Lines of Business—Farm & Ranch—Underwriting and Collateral Valuation (Appraisal) Standards" and "Business—Farmer Mac Lines of Business—Rural Utilities—Underwriting" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 16, 2015.

Farmer Mac requires approved lenders to make representations and warranties regarding the conformity of eligible agricultural mortgage and rural utilities loans to Farmer Mac's standards, the accuracy of loan data provided to Farmer Mac, and other requirements related to the loans.  Sellers are responsible to Farmer Mac for breaches of those representations and warranties, and Farmer Mac has the ability to require a seller to cure, replace, or repurchase a loan sold or transferred to Farmer Mac if any breach of a representation or warranty is discovered that was material to Farmer Mac's decision to purchase the loan or that directly or indirectly causes a default or potential loss on a loan sold or transferred by the seller to Farmer Mac.  Farmer Mac has not required a seller to cure or repurchase a loan purchased by Farmer Mac for breach of a representation or warranty in the last three years. In addition to relying on the representations and warranties of lenders, Farmer Mac also underwrites all of the agricultural mortgage loans (other than rural housing and part-time farm mortgage loans) and rural utilities loans that it holds in its portfolio. For rural housing and part-time farm mortgage loans, Farmer Mac relies on representations and warranties from the seller that those loans conform to Farmer Mac's specified underwriting criteria without exception. For more information about Farmer Mac's loan eligibility requirements, see "Business—Farmer Mac Lines of Business—Farm & Ranch—Loan Eligibility" and "Business—Farmer Mac Lines of Business—Rural Utilities—Loan Eligibility" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 16, 2015.

Under contracts with Farmer Mac and in consideration for servicing fees, Farmer Mac-approved central servicers service loans in accordance with Farmer Mac's requirements.  Central servicers are responsible to Farmer Mac for serious errors in the servicing of those loans.  If a central servicer materially breaches the terms of its servicing agreement with Farmer Mac, such as failing to forward payments received or releasing collateral without Farmer Mac's consent, or experiences insolvency or bankruptcy, Farmer Mac has the right to terminate the servicing relationship for a particular loan or the entire portfolio serviced by the central servicer. In addition, Farmer Mac can proceed against the central servicer in arbitration or exercise any remedies available to it under law. In the last three years, Farmer Mac has not exercised any remedies or taken any formal action against any central servicers. For more information about Farmer Mac's servicing requirements, see "Business—Farmer Mac Lines of Business—Farm & Ranch—Servicing" and "Business—Farmer Mac Lines of Business—Rural Utilities—Servicing" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 16, 2015.

Farmer Mac's AgVantage securities are general obligations of institutions approved by Farmer Mac and are secured by eligible loans in an amount at least equal to the outstanding principal amount of the security. Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because Farmer Mac has only indirect credit risk on those loans and because of the other characteristics of AgVantage securities that mitigate credit risk. Those characteristics include a general obligation of an issuing institution approved by Farmer Mac, the required collateralization level for the securities, and the requirement for delinquent loans to be removed from the pool of pledged loans and replaced with current eligible loans.  As such, all AgVantage securities are secured by current loans representing at least 100 percent of the outstanding amount of these securities.  As of March 31, 2015, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future. See "—Credit Risk – Institutional" for more information about Farmer Mac's credit risk on AgVantage securities.

Farmer Mac has developed different underwriting standards for rural utilities loans that depend on whether direct or indirect credit exposure is assumed on a loan and whether the borrower is an electric distribution cooperative or a G&T cooperative. As of March 31, 2015, there were no delinquencies in Farmer Mac's portfolio of rural utilities loans, and Farmer Mac has not experienced any credit losses on rural utilities loans since Congress authorized Farmer Mac's Rural Utilities line of business in 2008. Based on this performance, Farmer Mac excludes the loans in the Rural Utilities line of business from the credit risk metrics it discloses. Farmer Mac's direct credit exposure to rural utilities loans as of March 31, 2015 was $968.1 million across 37 states, of which $950.2 million were loans to electric distribution cooperatives and $17.9 million were loans to G&T cooperatives. Farmer Mac also had indirect credit exposure to the rural utilities loans securing AgVantage securities and included in the Institutional Credit line of business, some of which are loans to G&T cooperatives. For more information, see "—Credit Risk – Institutional."

Farmer Mac maintains an allowance for loan losses to cover estimated probable losses on loans held and a reserve for losses to cover estimated probable losses on loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities.  The methodology that Farmer Mac uses to determine the level of its allowance for losses is described in Note 2(j) to the consolidated financial statements included in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 16, 2015. Management believes that this methodology produces a reasonable estimate of probable losses, as of the balance sheet date, for all loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs.

The following table summarizes the components of Farmer Mac's total allowance for losses for the three months ended March 31, 2015 and 2014:

Table 13

	For the Three Months Ended
	March 31, 2015			March 31, 2014
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
For the Three Months Ended
Beginning Balance	$5,864	$4,263	$10,127	6,866	6,468	13,334
Provision for/(release of) losses	76	(772)	(696)	573	101	674
Charge-offs	—	—	—	(29)	—	(29)
Ending Balance	$5,940	$3,491	$9,431	7,410	6,569	13,979

Activity affecting the allowance for loan losses and reserve for losses is discussed in "—Results of Operations—Provision for and Release of Allowance for Loan Losses and Reserve for Losses." As of March 31, 2015, Farmer Mac's allowances for losses totaled $9.4 million, or 18 basis points of the outstanding principal balance of loans held for investment and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities, compared to $10.1 million, or 19 basis points, as of December 31, 2014.

Farmer Mac's 90-day delinquency measure includes loans 90 days or more past due, as well as loans in foreclosure and non-performing loans where the borrower is in bankruptcy. As of March 31, 2015, Farmer Mac's 90-day delinquencies were $32.1 million (0.60 percent of the Farm & Ranch portfolio), compared to $18.9 million (0.35 percent of the Farm & Ranch portfolio) as of December 31, 2014 and $29.4 million (0.56 percent of the Farm & Ranch portfolio) as of March 31, 2014. Those 90-day delinquencies were comprised of 33 delinquent loans as of March 31, 2015, compared with 29 delinquent loans as of December 31, 2014 and 43 delinquent loans as of March 31, 2014. As described in more detail below, the primary cause of the increase in 90-day delinquencies during first quarter 2015 was the new delinquency of one borrower in the Northwest geographic region. Farmer Mac's exposure to this borrower was $9.8 million as of March 31, 2015.

When analyzing the overall risk profile of its lines of business, Farmer Mac takes into account more than the Farm & Ranch loan delinquency percentages provided above. The lines of business also include AgVantage securities and rural utilities loans, neither of which have any delinquencies, and USDA Securities, which are backed by the full faith and credit of the United States. Across all of Farmer Mac's lines of business, 90-day delinquencies represented 0.22 percent of total outstanding business volume as of March 31, 2015, compared to 0.13 percent as of December 31, 2014 and 0.21 percent as of March 31, 2014 .

The following table presents historical information regarding Farmer Mac's 90-day delinquencies in the Farm & Ranch line of business compared to the principal balance of all Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs:

Table 14

	Farm & Ranch Line of Business	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
March 31, 2015	$5,347,248	$32,101	0.60%
December 31, 2014	5,417,174	18,917	0.35%
September 30, 2014	5,314,437	24,661	0.46%
June 30, 2014	5,310,664	25,911	0.49%
March 31, 2014	5,293,975	29,437	0.56%
December 31, 2013	5,163,080	28,296	0.55%
September 30, 2013	5,035,748	33,042	0.66%
June 30, 2013	4,917,489	33,922	0.69%
March 31, 2013	4,782,609	39,663	0.83%

As shown in the table above, Farmer Mac's 90-day delinquency rates have been declining since 2013 and reached historical lows by the end of 2014, primarily due to strong economic and market conditions in the agricultural industry generally. The increase in the 90-day delinquency rate in first quarter 2015 was primarily related to a single borrower to which Farmer Mac had $9.8 million of exposure as of March 31, 2015, and whose delinquency was not related to industry conditions or the profitability of the borrower's operation. Farmer Mac believes that it remains well-collateralized on that loan. However, Farmer Mac expects that over time its 90-day delinquency rate will eventually revert closer to Farmer Mac's historical averages due to macroeconomic and other potential factors. Farmer Mac's average 90-day delinquency rate for the Farm & Ranch line of business over the last fifteen years is approximately 1.00 percent.

As of March 31, 2015, Farmer Mac individually analyzed $27.4 million of the $91.5 million of recorded investment in impaired loans for collateral shortfalls against updated appraised values, other updated collateral valuations, or discounted values. For the remaining $64.1 million of impaired assets for which updated valuations were not available, Farmer Mac evaluated them in the aggregate in consideration of their similar risk characteristics and historical statistics. Farmer Mac recorded specific allowances of $3.0 million for undercollateralized assets as of March 31, 2015. Farmer Mac's non-specific or general allowances were $6.4 million as of March 31, 2015.

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

Loan-to-value ratios depend upon the market value of a property, as determined in accordance with Farmer Mac's collateral valuation standards.  As of both March 31, 2015 and December 31, 2014, the average unpaid loan balance for loans outstanding in the Farm & Ranch line of business was $462,000. The original loan-to-value ratio is based on the original appraised value that has not been indexed to provide a current market value or reflect amortization of loans. The weighted average original loan-to-value ratio for Farm & Ranch loans purchased during first quarter 2015 was 44 percent, compared to 39 percent for loans purchased in the same period for 2014. The weighted average original loan-to-value ratio for all Farm & Ranch loans held and all loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs was approximately 47 percent as of both March 31, 2015 and December 31, 2014. The weighted-average original loan-to-value ratio for all 90-day delinquencies was 50 percent as of March 31, 2015 and 46 percent as of December 31, 2014.

The weighted average current loan-to-value ratio, which is the loan-to-value ratio based on original appraised value but which reflects loan amortization since purchase, for Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs was approximately 43 percent as of March 31, 2015 and 44 percent as of December 31, 2014.

The following table presents outstanding Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities and 90-day delinquencies as of March 31, 2015 by year of origination, geographic region, commodity/collateral type, and original loan-to-value ratio:

Table 15

Farm & Ranch 90-Day Delinquencies as of March 31, 2015
	Distribution of Farm & Ranch Line of Business	Farm & Ranch Line of Business	90-Day Delinquencies(1)	Percentage
	(dollars in thousands)
By year of origination:
Before 2002 and prior	8%	451,503	4,488	0.99%
2003	3%	142,985	861	0.60%
2004	3%	162,826	497	0.31%
2005	4%	221,983	754	0.34%
2006	4%	214,985	3,780	1.76%
2007	4%	204,649	6,374	3.11%
2008	5%	255,965	4,359	1.70%
2009	3%	184,113	415	0.23%
2010	5%	284,861	784	0.28%
2011	8%	397,353	9,789	2.46%
2012	15%	785,308	—	—%
2013	21%	1,136,409	—	—%
2014	14%	754,151	—	—%
2015	3%	150,157	—	—%
Total	100%	$5,347,248	$32,101	0.60%
By geographic region(2):
Northwest	10%	$572,085	$13,627	2.38%
Southwest	32%	1,701,128	3,263	0.19%
Mid-North	35%	1,859,293	1,366	0.07%
Mid-South	12%	633,545	2,101	0.33%
Northeast	4%	205,781	505	0.25%
Southeast	7%	375,416	11,239	2.99%
Total	100%	$5,347,248	$32,101	0.60%
By commodity/collateral type:
Crops	55%	$2,928,976	$3,817	0.13%
Permanent plantings	17%	909,088	21,967	2.42%
Livestock	23%	1,221,734	3,014	0.25%
Part-time farm	3%	169,417	3,303	1.95%
Ag. Storage and Processing	2%	110,367	—	—%
Other	—	7,666	—	—%
Total	100%	$5,347,248	$32,101	0.60%
By original loan-to-value ratio:
0.00% to 40.00%	28%	$1,475,336	$8,900	0.60%
40.01% to 50.00%	22%	1,194,757	16,401	1.37%
50.01% to 60.00%	28%	1,475,969	4,430	0.30%
60.01% to 70.00%	20%	1,065,814	1,196	0.11%
70.01% to 80.00%(3)	2%	113,643	1,174	1.03%
80.01% to 90.00%(3)	—%	21,729	—	—%
Total	100%	$5,347,248	$32,101	0.60%

(1)
Includes loans and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, and in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

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

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Farm & Ranch loans purchased and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities as of March 31, 2015 by year of origination, geographic region, and commodity/collateral type.  The purpose of this information is to present information regarding losses relative to original Farm & Ranch purchases, guarantees, and commitments.

Table 16

Farm & Ranch Credit Losses Relative to Cumulative
Original Loans, Guarantees, and LTSPCs as of March 31, 2015
	Cumulative Original Loans, Guarantees and LTSPCs	Cumulative Net Credit Losses	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
Before 2001	$7,350,324	$10,987	0.15%
2001	1,152,064	178	0.02%
2002	1,175,516	89	0.01%
2003	1,021,749	350	0.03%
2004	750,171	311	0.04%
2005	908,365	(184)	(0.02)%
2006	934,953	9,545	1.02%
2007	732,991	4,527	0.62%
2008	807,037	3,247	0.40%
2009	537,959	1,508	0.28%
2010	635,473	—	—%
2011	728,447	—	—%
2012	1,048,845	—	—%
2013	1,309,540	—	—%
2014	853,375	—	—%
2015	157,800	—	—%
Total	$20,104,609	$30,558	0.15%
By geographic region(1):
Northwest	$2,705,795	$7,402	0.27%
Southwest	7,060,087	9,036	0.13%
Mid-North	4,930,835	12,830	0.26%
Mid-South	2,203,907	(211)	(0.01)%
Northeast	1,536,841	169	0.01%
Southeast	1,667,144	1,332	0.08%
Total	$20,104,609	$30,558	0.15%
By commodity/collateral type:
Crops	$8,990,834	$4,310	0.05%
Permanent plantings	4,087,296	9,332	0.23%
Livestock	5,058,672	3,859	0.08%
Part-time farm	1,111,261	1,045	0.09%
Ag. Storage and Processing(2)	708,065	12,012	1.70%
Other	148,481	—	—%
Total	$20,104,609	$30,558	0.15%

(1)
Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

(2)	As of March 31, 2015, approximately $14.8 million of these loans that are underlying LTSPCs were not yet disbursed by the lender.

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

The following tables present concentrations of Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities by commodity type within geographic region and cumulative credit losses by origination year and commodity type:

Table 17

	As of March 31, 2015
	Farm & Ranch Concentrations by Commodity Type within Geographic Region
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(dollars in thousands)
By geographic region (1):
Northwest	$289,395	$86,805	$159,451	$22,896	$13,500	$38	$572,085
	5.3%	1.6%	2.9%	0.4%	0.2%	—%	10.4%
Southwest	515,082	652,189	477,748	38,862	16,548	699	1,701,128
	9.7%	12.2%	8.9%	0.7%	0.3%	—%	31.8%
Mid-North	1,579,191	27,593	184,776	14,207	48,816	4,710	1,859,293
	29.5%	0.5%	3.5%	0.3%	0.9%	0.1%	34.8%
Mid-South	379,599	11,883	203,590	24,256	13,860	357	633,545
	7.1%	0.2%	3.8%	0.5%	0.3%	—%	11.9%
Northeast	67,828	22,190	57,637	48,564	9,416	146	205,781
	1.4%	0.4%	1.1%	0.9%	0.2%	—%	4.0%
Southeast	97,881	108,428	138,532	20,632	8,227	1,716	375,416
	1.8%	2.1%	2.6%	0.4%	0.2%	—%	7.1%
Total	$2,928,976	$909,088	$1,221,734	$169,417	$110,367	$7,666	$5,347,248
	54.8%	17.0%	22.8%	3.2%	2.1%	0.1%	100.0%

(1)
Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Table 18

	As of March 31, 2015
	Farm & Ranch Cumulative Credit Losses/(Recoveries) by Origination Year and Commodity Type
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Total
	(in thousands)
By year of origination:
1995 and Prior	$277	$(79)	$(107)	$—	$—	$91
1996	(721)	2,296	(73)	—	—	1,502
1997	(397)	2,785	(131)	—	—	2,257
1998	(438)	1,803	1,781	—	—	3,146
1999	(108)	723	158	296	—	1,069
2000	7	1,907	1,049	(41)	—	2,922
2001	45	1	132	—	—	178
2002	—	—	—	89	—	89
2003	309	—	—	41	—	350
2004	—	—	162	149	—	311
2005	(87)	(263)	—	166	—	(184)
2006	1,616	—	40	201	7,688	9,545
2007	1,083	11	779	144	2,510	4,527
2008	2,626	—	—	—	621	3,247
2009	98	148	69	—	1,193	1,508
2010	—	—	—	—	—	—
2011	—	—	—	—	—	—
2012	—	—	—	—	—	—
2013	—	—	—	—	—	—
2014	—	—	—	—	—	—
2015	—	—	—	—	—	—
Total	$4,310	$9,332	$3,859	$1,045	$12,012	$30,558

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

Farmer Mac approves AgVantage counterparties and manages institutional credit risk related to those AgVantage counterparties by requiring them to meet Farmer Mac's standards for creditworthiness for the particular counterparty and transaction.  The required collateralization level is established at the time of issuance and does not change during the life of the security.  In AgVantage transactions, the corporate obligor is required to remove from the pool of pledged collateral any loan that becomes more than 30 days delinquent in the payment of principal or interest and to substitute an eligible loan that is current in payment to maintain the minimum required collateralization level.  In the event of a default on the general obligation, Farmer Mac would have recourse to the pledged collateral and have rights to the ongoing borrower payments of principal and interest. For Farm Equity AgVantage counterparties, Farmer Mac also requires that the counterparty (1) maintain a higher collateralization level, through lower loan-to-value ratio thresholds and higher overcollateralization than required for traditional AgVantage securities and (2) comply with specified financial covenants for the life of the related Farm Equity AgVantage security to avoid default. For a more detailed description of AgVantage securities, see "Business—Farmer Mac Lines of Business—Institutional Credit— AgVantage Securities" in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 16, 2015.

The unpaid principal balance of outstanding on-balance sheet AgVantage securities secured by loans eligible for the Farm & Ranch line of business totaled $3.6 billion as of March 31, 2015 and $3.7 billion as of December 31, 2014. The unpaid principal balance of on-balance sheet AgVantage securities secured by loans eligible for the Rural Utilities line of business totaled $1.9 billion as of March 31, 2015 and $1.7 billion as of December 31, 2014. In addition, the unpaid principal balance of outstanding off-balance sheet AgVantage transactions totaled $1.0 billion as of both March 31, 2015 and December 31, 2014.

The following table provides information about the issuers of AgVantage securities, as well as the required collateralization levels for those transactions as of March 31, 2015 and December 31, 2014:

Table 19

	As of March 31, 2015			As of December 31, 2014
Counterparty	Balance	Credit Rating	Required Collateralization	Balance	Credit Rating	Required Collateralization
	(dollars in thousands)
AgVantage:
MetLife(1)	$2,750,000	AA-	103%	$2,750,000	AA-	103%
CFC	1,933,850	A	100%	1,741,601	A	100%
Rabo Agrifinance, Inc.	1,650,000	None	106%	1,700,000	None	106%
Other(2)	86,216	(3)	102% to 120%	110,387	(3)	102% to 120%
Farm Equity AgVantage(4)	109,868	None	110%	94,953	None	110%
Total outstanding	$6,529,934			$6,396,941

(1)	Includes securities issued by Metropolitan Life Insurance Company and MetLife Insurance Company USA.

(2)	Consists of AgVantage securities issued by 5 different issuers as of both March 31, 2015 and December 31, 2014 .

(3)
Includes $26.0 million related to an issuer with a credit rating of BBB- and $60.2 million related to 4 issuers without a credit rating as of March 31, 2015 and $50.2 million related to an issuer with a credit rating of BBB- and $60.2 million related to 4 issuers without a credit rating as of December 31, 2014.

(4)	Consists of securities from 2 separate issuers as of both March 31, 2015 and December 31, 2014.

Farmer Mac manages institutional credit risk related to lenders and servicers by requiring those institutions to meet Farmer Mac's standards for creditworthiness.  Farmer Mac monitors the financial condition of those institutions by evaluating financial statements and bank credit rating agency reports.  For more information about Farmer Mac's lender eligibility requirements, see "Business—Farmer Mac Lines of Business—Farm & Ranch—Approved Lenders" and "Business—Farmer Mac Lines of Business—Rural Utilities—Approved Lenders" in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 16, 2015.

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

Credit Risk – Other Investments. As of March 31, 2015, Farmer Mac had $1.6 billion of cash and cash equivalents and $2.1 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's internal policies as well as FCA regulations, which establish limitations on dollar amount, issuer concentration, and credit quality. Those regulations can be found at 12 C.F.R. §§ 652.1-652.45 (the "Liquidity and Investment Regulations"). In addition to establishing a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize Farmer Mac's exposure to financial market volatility, preserve capital, and support Farmer Mac's access to the debt markets.

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

The Liquidity and Investment Regulations and Farmer Mac's policies also establish concentration limits, which are intended to limit exposure to any one counterparty. The Liquidity and Investment Regulations and Farmer Mac's policy limit Farmer Mac's total credit exposure to any single issuer of securities and uncollateralized financial derivatives to 25 percent of Farmer Mac's regulatory capital (as of March 31, 2015, 25 percent of Farmer Mac's regulatory capital was $135.2 million). This limitation is not applied to the obligations of the United States or to qualified investment funds. The limitation applied to the obligations of any GSE is 100 percent of Farmer Mac's regulatory capital. Farmer Mac's policy applicable to new investments limits Farmer Mac's total exposure to any single issuer of securities (other than GSEs and government agencies) and uncollateralized financial derivatives to 5 percent of Farmer Mac's regulatory capital.

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

In certain cases, yield maintenance provisions and other prepayment penalties contained in agricultural mortgage loans and rural utilities loans reduce, but do not eliminate, prepayment risk.  Those provisions require borrowers to make an additional payment when they prepay their loans, thus compensating Farmer Mac for the shortened duration of the prepaid loan.  As of March 31, 2015, 1 percent of the total outstanding balance of loans in the Farm & Ranch line of business where Farmer Mac either owned the loan or the beneficial interest in the underlying loan had yield maintenance provisions and 1 percent had other forms of prepayment protection (together covering 2 percent of all loans with fixed interest rates).  Of the Farm & Ranch loans purchased in first quarter 2015, none had yield maintenance or another form of prepayment protection. As of March 31, 2015, none of Farmer Mac's USDA Securities had yield maintenance provisions; however, 6 percent contained prepayment penalties.  Of the USDA Securities purchased in first quarter 2015, 4 percent contained various forms of prepayment penalties.  As of March 31, 2015, 62 percent of the rural utilities loans owned by Farmer Mac had yield maintenance provisions.  Of the rural utilities loans purchased in first quarter 2015, 17 percent had yield maintenance provisions.

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

Farmer Mac's $1.6 billion of cash and cash equivalents mature within three months and are funded with discount notes having similar maturities. As of March 31, 2015, $2.11 billion of the $2.14 billion of investment securities (98 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year. Those securities are funded with effectively floating rate debt that closely matches the rate adjustment dates of the associated investments. As of March 31, 2015, Farmer Mac had outstanding discount notes of $5.3 billion, medium-term notes that mature within one year of $2.7 billion, and medium-term notes that mature after one year of $5.6 billion.

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

The following schedule summarizes the results of Farmer Mac's MVE and NII sensitivity analysis as of March 31, 2015 and December 31, 2014 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

Table 20

	Percentage Change in MVE from Base Case
Interest Rate Scenario	March 31, 2015	December 31, 2014
+100 basis points	3.2%	3.2%
-25 basis points	(1.8)%	(1.8)%

	Percentage Change in NII from Base Case
Interest Rate Scenario	March 31, 2015	December 31, 2014
+100 basis points	1.8%	4.3%
-25 basis points	(9.4)%	(8.7)%

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

As of March 31, 2015, Farmer Mac's effective duration gap was minus 2.5 months, compared to minus 2.6 months as of December 31, 2014.  Despite the significant decrease in long-term interest rates that occurred during the quarter, Farmer Mac's interest rate sensitivity remained relatively stable and at relatively low levels.

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

As of March 31, 2015, Farmer Mac had $7.3 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to twenty-five years, of which $1.5 billion were pay-fixed interest rate swaps, $4.7 billion were receive-fixed interest rate swaps, and $1.1 billion were basis swaps.

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

As discussed in Note 4 to the consolidated financial statements, all financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Changes in the fair values of financial derivatives are reported in "Losses on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in fair value hedging relationships, changes in the fair values of the hedged items related to the risk being hedged are also reported in "Losses on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in cash flow hedging relationships, changes in fair value of the hedged items related to the risk being hedged are reported in "Accumulated other comprehensive income, net of tax" in the consolidated balance sheets.  All of Farmer Mac's financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty.  As of March 31, 2015, Farmer Mac had uncollateralized net exposures of $0.3 million to two counterparties. As of December 31, 2014, Farmer Mac had uncollateralized net exposures of $0.4 million to two counterparties.

Liquidity and Capital Resources

Farmer Mac regularly accesses the capital markets for funding, and Farmer Mac has maintained access to the capital markets at favorable rates throughout 2014 and the first three months of 2015. Assuming continued access to the capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac also has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets. That plan involves borrowing through repurchase agreement arrangements and the sale of liquid assets. Farmer Mac is required to maintain a minimum of 90 days of liquidity under the Liquidity and Investment Regulations. In accordance with the methodology for calculating available days of liquidity prescribed by those regulations, Farmer Mac maintained an average of 176 days of liquidity during first quarter 2015 and had 183 days of liquidity as of March 31, 2015.

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

Farmer Mac's board of directors has authorized the issuance of up to $15.0 billion of discount notes and medium-term notes (of which $13.6 billion was outstanding as of March 31, 2015), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac invests the proceeds of its debt issuances in purchases of loans, USDA Securities, Farmer Mac Guaranteed Securities, and investment assets in accordance with policies established by its board of directors and subject to regulations established by FCA.

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

Farmer Mac maintains cash, cash equivalents (including U.S. Treasury securities and other short-term money market instruments), and other investment securities that can be drawn upon for liquidity needs.  The following table presents these assets as of March 31, 2015 and December 31, 2014:

Table 21

	As of March 31, 2015	As of December 31, 2014
	(in thousands)
Cash and cash equivalents	$1,556,246	$1,363,387
Investment securities:
Guaranteed by U.S. Government and its agencies	1,266,951	1,404,156
Guaranteed by GSEs	745,448	398,600
Corporate debt securities	30,115	40,116
Asset-backed securities	97,668	96,316
Total	$3,696,428	$3,302,575

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

The carrying value of Farmer Mac's ARCs investments was $40.4 million as of March 31, 2015, compared to $40.6 million as of December 31, 2014. As of March 31, 2015, Farmer Mac's carrying value of its ARCs was 87 percent of par.  The discounted carrying value reflects uncertainty regarding the ability to obtain par in the absence of any active market trading. See Note 8 to the consolidated financial statements for more information on the carrying value of ARCs.

Capital. Farmer Mac is subject to the following capital requirements – minimum, critical, and risk-based. Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. The minimum capital requirement is expressed as a percentage of on-balance sheet assets and off-balance sheet obligations. The critical capital requirement is equal to one-half of the minimum capital amount. Farmer Mac's statutory charter does not specify the required level of risk-based capital but directs FCA to establish a risk-based capital stress test for Farmer Mac, using specified stress test parameters. Certain enforcement powers are given to FCA depending on Farmer Mac's compliance with these capital standards. As of March 31, 2015, Farmer Mac was in compliance with its statutory capital requirements and was classified as within "level I" (the highest compliance level). See Note 7 to the consolidated financial statements for more information about Farmer Mac's capital position and see "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 16, 2015 for more information on the statutory and regulatory capital requirements applicable to Farmer Mac.

In accordance with FCA's rule on capital planning, Farmer Mac's board of directors has adopted a policy for maintaining a sufficient level of "Tier 1" capital (consisting of retained earnings, paid-in-capital, common stock, qualifying preferred stock, and accumulated other comprehensive income allocable to investments not included in one of the four operating lines of business). That policy imposes restrictions on Tier 1-eligible dividends and any discretionary bonus payments in the event that Tier 1 capital falls below specified thresholds. As of March 31, 2015 and December 31, 2014, Farmer Mac's Tier 1 capital ratio was 11.0% and 11.3%, respectively. For more information about Farmer Mac's capital adequacy policy and FCA's rule on capital planning, see "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 16, 2015. As of March 31, 2015, Farmer Mac was in compliance with its capital adequacy policy.

Farmer Mac II LLC redeemed all of the outstanding shares of Farmer Mac II LLC Preferred Stock on March 30, 2015, the initial redemption date, at a cash redemption price equal to the liquidation preference (the same as the par value) of $1,000 per share, using the $150.0 million in proceeds of the preferred stock offerings Farmer Mac completed in 2014 and cash on hand. The redemption of the Farmer Mac II LLC Preferred Stock triggered the redemption of all of the outstanding FALConS on the same day. The redemption of the Farmer Mac II LLC Preferred Stock caused a decrease in Farmer Mac's core capital level from $766.3 million as of December 31, 2014 to $531.3 million as of March 31, 2015. For more information on the Farmer Mac II LLC Preferred Stock and Farmer Mac's capital, see "Business—Financing—Equity Issuance—Non-Controlling Interest in Farmer Mac II LLC" and "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards," respectively, in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 16, 2015.

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

On March 26, 2015, FCA published a proposed rule in the Federal Register to address Farmer Mac's board governance and standards of conduct, including director election procedures, director fiduciary duties, conflicts of interest, and risk governance, as well as Farmer Mac's existing disclosure and reporting requirements. Farmer Mac intends to submit comments on this proposed rule to FCA prior to the close of the comment period on June 24, 2015.

Other Matters

Common Stock Dividends. For first quarter 2015, Farmer Mac paid a quarterly dividend of $0.16 per share on all classes of its common stock. For each quarter in 2014, Farmer Mac paid a quarterly dividend of $0.14 per share on all classes of its common stock. Farmer Mac's ability to declare and pay dividends on common stock could be restricted if it fails to comply with applicable capital requirements. See "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement Levels" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 16, 2015.

Preferred Stock Dividends. For first quarter 2015 and for each quarter in 2014, Farmer Mac paid a quarterly dividend of $0.3672 per share on its Series A Preferred Stock. Farmer Mac's Series B Preferred Stock was issued on March 25, 2014 and the initial dividend of $0.105 (for the period from, but not including, the issuance date through and including April 17, 2014) was paid on the regularly scheduled payment date of April 17, 2014 and a quarterly dividend of $0.4297 was paid on the regularly scheduled payment dates of July 17, 2014, October 17, 2014, January 17, 2015, and April 17, 2015. Farmer Mac's Series C Preferred Stock was issued on June 20, 2014, and the initial dividend of $0.4875 per share (for the period from, but not including, the issuance date through and including October 17, 2014) was paid on the regularly scheduled payment date of October 17, 2014, and a quarterly dividend of $0.3750 was paid on the regularly scheduled payment dates of January 17, 2015 and April 17, 2015. Farmer Mac's ability to declare and pay dividends on preferred stock could be restricted if it fails to comply with applicable capital requirements.

Non-controlling Interest – Preferred Stock Dividends. For first quarter 2015 and for each quarter during 2014, Farmer Mac LLC paid a quarterly dividend of $22.1875 per share on the Farmer Mac II LLC Preferred Stock. Farmer Mac's net income attributable to non-controlling interest totaled $5.4 million for the three months ended March 31, 2015 and $5.5 million for the three months ended March 31, 2014. These amounts represent the dividends paid on the Farmer Mac II LLC Preferred Stock held by third parties. Farmer Mac's income tax expense is determined based on income before taxes less the amount of these dividends. Farmer Mac LLC redeemed all of the outstanding shares of Farmer Mac II LLC Preferred Stock on March 30, 2015.

Supplemental Information

The following tables present quarterly and annual information regarding new business volume, repayments, and outstanding business volume:

Table 22

New Business Volume
	Farm & Ranch		USDA Guarantees	Rural Utilities	Institutional Credit
	Loans	LTSPCs	USDA Securities	Loans	AgVantage	Total
	(in thousands)
For the quarter ended:
March 31, 2015	$130,224	$59,311	$89,186	$8,703	$214,915	$502,339
December 31, 2014	196,058	72,045	86,942	6,972	454,490	816,507
September 30, 2014	150,243	77,368	97,275	9,936	295,700	630,522
June 30, 2014	159,116	34,850	90,785	4,689	300,775	590,215
March 31, 2014	192,407	185,594	67,984	53,903	228,690	728,578
December 31, 2013	245,770	75,731	58,438	41,374	295,000	716,313
September 30, 2013	193,089	198,783	70,372	5,107	353,500	820,851
June 30, 2013	226,135	99,504	110,897	10,222	200,000	646,758
March 31, 2013	159,887	166,780	122,187	30,262	425,000	904,116

For the year ended:
December 31, 2014	697,824	369,857	342,986	75,500	1,279,655	2,765,822
December 31, 2013	824,881	540,798	361,894	86,965	1,273,500	3,088,038

Table 23

Repayments of Assets by Line of Business
	Farm & Ranch			USDA Guarantees	Rural Utilities	Institutional Credit
	Loans	Guaranteed Securities	LTSPCs	USDA Securities	Loans	AgVantage	Total
	(in thousands)
For the quarter ended:
Scheduled	$39,803	$21,163	$53,747	$33,388	$25,805	$81,922	$255,828
Unscheduled	59,731	16,687	68,330	38,914	390	—	184,052
March 31, 2015	$99,534	$37,850	$122,077	$72,302	$26,195	$81,922	$439,880

Scheduled	$7,000	$19,821	$28,472	$16,966	$—	$9,349	$81,608
Unscheduled	29,284	21,907	58,882	31,890	—	—	141,963
December 31, 2014	$36,284	$41,728	$87,354	$48,856	$—	$9,349	$223,571

Scheduled	$37,361	$11,560	$45,631	$18,123	$43,612	$383,130	$539,417
Unscheduled	59,601	15,002	54,683	29,539	—	—	158,825
September 30, 2014	$96,962	$26,562	$100,314	$47,662	$43,612	$383,130	$698,242

Scheduled	$9,813	$13,623	$52,622	$28,681	$—	$361,831	$466,570
Unscheduled	45,094	13,575	42,550	38,465	19,622	—	159,306
June 30, 2014	$54,907	$27,198	$95,172	$67,146	$19,622	$361,831	$625,876

Scheduled	$41,587	$24,430	$48,157	$29,319	$23,744	$176,268	$343,505
Unscheduled	63,329	9,747	59,856	39,086	55,164	—	227,182
March 31, 2014	$104,916	$34,177	$108,013	$68,405	$78,908	$176,268	$570,687

Scheduled	$6,729	$24,367	$36,063	$17,463	$6,897	$303,087	$394,606
Unscheduled	54,277	11,586	61,147	30,651	—	—	157,661
December 31, 2013	$61,006	$35,953	$97,210	$48,114	$6,897	$303,087	$552,267

Scheduled	$34,455	$13,133	$47,143	$21,235	$31,994	$258,488	$406,448
Unscheduled	84,889	12,232	81,761	39,514	5,259	—	223,655
September 30, 2013	$119,344	$25,365	$128,904	$60,749	$37,253	$258,488	$630,103

Scheduled	$7,242	$11,749	$50,222	$26,056	$—	$206,511	$301,780
Unscheduled	46,479	17,682	57,385	65,776	—	—	187,322
June 30, 2013	$53,721	$29,431	$107,607	$91,832	$—	$206,511	$489,102

Scheduled	$34,014	$28,453	$37,262	$29,918	$22,509	$77,925	$230,081
Unscheduled	101,180	26,417	64,021	59,743	—	—	251,361
March 31, 2013	$135,194	$54,870	$101,283	$89,661	$22,509	$77,925	$481,442

For the year ended:
Scheduled	$95,761	$69,434	$174,882	$93,089	$67,356	$930,578	$1,431,100
Unscheduled	197,308	60,231	215,971	138,980	74,786	—	687,276
December 31, 2014	$293,069	$129,665	$390,853	$232,069	$142,142	$930,578	$2,118,376

Scheduled	$82,440	$77,702	$170,690	$94,672	$61,400	$846,011	$1,332,915
Unscheduled	286,825	67,917	264,314	195,684	5,259	—	819,999
December 31, 2013	$369,265	$145,619	$435,004	$290,356	$66,659	$846,011	$2,152,914

Table 24

Lines of Business - Outstanding Business Volume
	Farm & Ranch			USDA Guarantees	Rural Utilities	Institutional Credit
	Loans	Guaranteed Securities	LTSPCs	USDA Securities	Loans	AgVantage	Total
	(in thousands)
As of:
March 31, 2015	$2,570,912	$598,236	$2,178,100	$1,814,918	$968,117	$6,529,934	$14,660,217
December 31, 2014	2,540,222	636,086	2,240,866	1,798,034	985,609	6,396,941	14,597,758
September 30, 2014	2,380,448	677,814	2,256,175	1,759,948	978,637	5,951,800	14,004,822
June 30, 2014	2,327,167	704,376	2,279,121	1,710,335	1,012,313	6,039,230	14,072,542
March 31, 2014	2,222,958	731,574	2,339,443	1,686,696	1,027,246	6,100,286	14,108,203
December 31, 2013	2,135,467	765,751	2,261,862	1,687,117	1,052,251	6,047,864	13,950,312
September 30, 2013	1,950,704	801,703	2,283,341	1,676,793	1,017,774	6,055,951	13,786,266
June 30, 2013	1,876,958	827,069	2,213,462	1,667,170	1,049,920	5,960,939	13,595,518
March 31, 2013	1,704,544	856,500	2,221,565	1,648,105	1,039,698	5,967,450	13,437,862

Table 25

On-Balance Sheet Outstanding Business Volume
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
March 31, 2015	$5,006,542	$2,020,600	$3,857,363	$10,884,505
December 31, 2014	5,020,085	2,002,943	3,697,272	10,720,300
September 30, 2014	4,823,897	1,919,353	3,324,703	10,067,953
June 30, 2014	4,955,560	1,881,625	3,247,011	10,084,196
March 31, 2014	4,890,979	1,834,352	3,304,094	10,029,425
December 31, 2013	4,980,500	1,827,744	3,113,224	9,921,468
September 30, 2013	4,970,420	1,802,255	2,924,785	9,697,460
June 30, 2013	4,714,119	1,871,225	2,964,004	9,549,348
March 31, 2013	4,670,617	1,797,456	2,883,474	9,351,547

The following table presents the quarterly net effective spread by segment:

Table 26

	Net Effective Spread by Line of Business
	Farm & Ranch		USDA Guarantees		Rural Utilities		Institutional Credit (1)		Corporate		Net Effective Spread
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
For the quarter ended:
March 31, 2015(2)	$10,114	1.97%	$4,225	0.95%	$2,804	1.15%	$10,425	0.77%	$1,689	0.20%	$29,257	0.86%
December 31, 2014(3)	8,682	1.71%	5,250	1.19%	2,908	1.18%	9,871	0.78%	1,732	0.26%	28,443	0.91%
September 30, 2014	8,207	1.68%	5,073	1.18%	2,890	1.16%	9,822	0.78%	3,773	0.59%	29,765	0.97%
June 30, 2014	7,820	1.64%	4,159	0.99%	2,953	1.16%	9,957	0.78%	4,160	0.57%	29,049	0.92%
March 31, 2014(4)	7,114	1.53%	3,784	0.91%	1,990	0.73%	9,406	0.74%	4,142	0.56%	26,436	0.84%
December 31, 2013(4)	10,113	2.20%	4,022	0.97%	2,379	0.89%	9,088	0.72%	4,420	0.58%	30,022	0.94%
September 30, 2013	7,980	1.86%	4,505	1.09%	2,974	1.12%	9,117	0.72%	4,117	0.57%	28,693	0.93%
June 30, 2013	8,228	2.08%	4,508	1.12%	3,056	1.14%	8,805	0.71%	4,294	0.63%	28,891	0.97%
March 31, 2013	8,083	2.20%	4,694	1.17%	3,183	1.20%	8,576	0.73%	4,440	0.61%	28,976	0.99%

(1)
See Note 1(d) to the consolidated financial statements for more information about the reclassification of certain amounts in prior periods from guarantee and commitment fees to interest income related to on-balance sheet Farmer Mac Guaranteed Securities.

(2)
Beginning in first quarter 2015, Farmer Mac revised its methodology for interest expense allocation among the Farm & Ranch, USDA Guarantees, and Rural Utilities lines of business. As a result of this revision, a greater percentage of interest expense has been allocated to the longer-term assets included within the USDA Guarantees and Rural Utilities lines of business. Net effective spread for periods prior to the quarter ended March 31, 2015 does not reflect this revision.

(3)	On October 1, 2014, $78.5 million of preferred stock issued by CoBank was called, resulting in a loss of net effective spread of $2.1 million or 30 basis points in the corporate segment. The impact on consolidated net effective spread for first quarter 2015 and fourth quarter 2014 was 7 basis points.

(4)
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

The following table presents quarterly core earnings reconciled to net income attributable to common stockholders:

Table 27

Core Earnings by Quarter Ended
	March 2015	December 2014	September 2014	June 2014	March 2014	December 2013	September 2013	June 2013	March 2013
	(in thousands)
Revenues:
Net effective spread(1)	$29,257	$28,443	$29,765	$29,049	$26,436	$30,022	$28,693	$28,891	$28,976
Guarantee and commitment fees	4,012	4,096	4,153	4,216	4,315	4,252	4,134	4,126	4,079
Other(2)	(405)	(1,285)	(2,001)	(520)	(410)	427	(466)	3,274	186
Total revenues	32,864	31,254	31,917	32,745	30,341	34,701	32,361	36,291	33,241

Credit related (income)/expense:
(Release of)/provision for losses	(696)	(479)	(804)	(2,557)	674	12	(36)	(704)	1,176
REO operating expenses	(1)	48	1	59	2	3	35	259	126
Losses/(gains) on sale of REO	1	28	—	(168)	3	(26)	(39)	(1,124)	(47)
Total credit related (income)/expense	(696)	(403)	(803)	(2,666)	679	(11)	(40)	(1,569)	1,255

Operating expenses:
Compensation and employee benefits	5,693	4,971	4,693	4,889	4,456	4,025	4,523	4,571	4,698
General and administrative	2,823	2,992	3,123	3,288	2,794	3,104	2,827	2,715	2,917
Regulatory fees	600	600	593	594	594	594	593	594	594
Total operating expenses	9,116	8,563	8,409	8,771	7,844	7,723	7,943	7,880	8,209

Net earnings	24,444	23,094	24,311	26,640	21,818	26,989	24,458	29,980	23,777
Income tax expense/(benefit)(3)	6,692	4,858	6,327	(4,734)	4,334	5,279	6,263	7,007	6,081
Non-controlling interest	5,354	5,414	5,412	5,819	5,547	5,546	5,547	5,547	5,547
Preferred stock dividends	3,295	3,296	3,283	2,308	952	882	881	881	851
Core earnings	$9,103	$9,526	$9,289	$23,247	$10,985	$15,282	$11,767	$16,545	$11,298

Reconciling items (after-tax effects):
Unrealized (losses)/gains on financial derivatives and hedging activities	(582)	(3,717)	2,685	(3,053)	(2,395)	8,003	4,632	11,021	5,712
Unrealized gains/(losses) on trading assets	236	679	(21)	(46)	426	(50)	(407)	(212)	136
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(529)	(811)	(440)	(179)	(8,027)	(10,864)	(421)	(564)	(618)
Net effects of settlements on agency forwards	(164)	(30)	73	236	(176)	114	(158)	955	(338)
Loss on retirement of Farmer Mac II LLC Preferred Stock	(6,246)	—	—	—	—	—	—	—	—
Net income attributable to common stockholders	$1,818	$5,647	$11,586	$20,205	$813	$12,485	$15,413	$27,745	$16,190

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

(2)
Fourth quarter 2014 and third quarter 2014 include $13.6 million and $17.9 million, respectively, of interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased and $12.8 million and $16.4 million, respectively of gains on securities sold, not yet purchased. First quarter 2014 includes additional hedging costs of $0.6 million. Fourth quarter 2013 includes gains on the repurchase of debt of $1.5 million, partially offset by realized losses on the sale of available-for-sale securities of $0.9 million and additional hedging costs of $0.2 million. Second quarter 2013 includes $3.1 million of realized gains from the sale of an available-for-sale investment security.

(3)
Fourth quarter 2014 and second quarter 2014 reflect a reduction of $1.4 million and $11.6 million, respectively, in the tax valuation allowance against capital loss carryforwards related to capital gains on securities sold, not yet purchased. First quarter 2014 and fourth quarter 2013 reflect a reduction in tax valuation allowance of $0.8 million and $2.1 million, respectively, associated with certain gains on investment portfolio assets. Second quarter 2013 includes the reduction of $1.1 million of tax valuation allowance against capital loss carryforwards related to realized gains from the sale of an available-for-sale investment security.

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

Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this Annual Report on Form 10-K, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Farmer Mac's management on a timely basis to allow decisions regarding required disclosure. Management, including Farmer Mac's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Farmer Mac's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2015.

Farmer Mac carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Farmer Mac's disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

None.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 16, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Farmer Mac is a federally chartered instrumentality of the United States and its debt and equity securities are exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933.

During first quarter 2015, the following transaction related to Farmer Mac's equity securities that was not registered under the Securities Act of 1933 and not otherwise reported on a Current Report on Form 8-K occurred:

Class C non-voting common stock. Under Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 125 shares of its Class C non-voting common stock on January 6, 2015 to the three directors who elected to receive stock in lieu of their cash retainers. Farmer Mac calculated the number of shares issued to the directors based on a price of $30.34 per share, which was the closing price of the Class C non-voting common stock on December 31, 2014 as reported by the New York Stock Exchange.

(b)	Not applicable.

(c)	None.

Item 3. Defaults Upon Senior Securities

(a) None.

(b) None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

(a) None.

(b) None.

Item 6. Exhibits

(3)           Exhibits.

*	3.1	—	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Food, Conservation and Energy Act of 2008 (Previously filed as Exhibit to Form 10-Q filed August 12, 2008).
*	3.2	—	Amended and Restated By-Laws of the Registrant (Previously filed as Exhibit 3.1 to Form 8-K filed June 9, 2014).
*	4.1	—	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Previously filed as Exhibit 4.1 to Form 10-Q filed May 15, 2003).
*	4.2	—	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Previously filed as Exhibit 4.2 to Form 10-Q filed May 15, 2003).
*	4.3	—	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Previously filed as Exhibit 4.3 to Form 10-Q filed May 15, 2003).
*	4.4	—	Specimen Certificate for 5.875% Non-Cumulative Preferred Stock, Series A (Previously filed as Exhibit 4.4.1 to Form 10-Q filed May 9, 2013).
*	4.4.1	—	Certificate of Designation of Terms and Conditions of 5.875% Non-Cumulative Preferred Stock, Series A (Previously filed as Exhibit 4.1 to Form 8-A filed January 17, 2013).
*	4.5	—	Specimen Certificate for 6.875% Non-Cumulative Preferred Stock, Series B (Previously filed as Exhibit 4.5 to Form 10-Q filed May 12, 2014).
*	4.5.1	—	Certificate of Designation of Terms and Conditions of 6.875% Non-Cumulative Preferred Stock, Series B (Previously filed as Exhibit 4.1 to Form 8-A filed March 25, 2014).
*	4.6	—	Specimen Certificate for 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.6 to Form 10-Q filed August 11, 2014).
*	4.6.1	—	Certificate of Designation of Terms and Conditions of 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.1 to Form 8-A filed June 20, 2014).
*	10.1	—
Amended and Restated First Supplemental Note Purchase Agreement, dated January 8, 2015, between Farmer Mac, Farmer Mac Mortgage Securities Corporation, and the National Rural Utilities Cooperative Finance Corporation (Previously filed as Exhibit 10.1 to Form 8-K filed January 13, 2015).

**†	10.2	—	Description of compensation arrangement between Farmer Mac and its directors.
**	31.1	—
Certification of Registrant's principal executive officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Registrant's principal executive officer and principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Timothy L. Buzby		May 11, 2015
By:	Timothy L. Buzby	Date
President and Chief Executive Officer
(Principal Executive Officer)

/s/ R. Dale Lynch		May 11, 2015
By:	R. Dale Lynch	Date
Executive Vice President – Chief Financial Officer
(Principal Financial Officer)