Form 10-Q
period 2015-06-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2015-08-10
CIK 845877

As filed with the Securities and Exchange Commission on August 10, 2015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
Commission File Number 001-14951
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
Yes        ☐                                No           ☒
As of August 3, 2015, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock and 9,508,091 shares of Class C non-voting common stock.

PART I

Item 1. Financial Statements

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of
	June 30, 2015	December 31, 2014
	(in thousands)
Assets:
Cash and cash equivalents	$1,683,156	$1,363,387
Investment securities:
Available-for-sale, at fair value	1,851,899	1,938,499
Trading, at fair value	606	689
Total investment securities	1,852,505	1,939,188
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value	4,051,208	3,659,281
Held-to-maturity, at amortized cost	1,822,027	1,794,620
Total Farmer Mac Guaranteed Securities	5,873,235	5,453,901
USDA Securities:
Available-for-sale, at fair value	1,825,406	1,731,222
Trading, at fair value	33,770	40,310
Total USDA Securities	1,859,176	1,771,532
Loans:
Loans held for investment, at amortized cost	3,153,012	2,833,461
Loans held for investment in consolidated trusts, at amortized cost	512,559	692,478
Allowance for loan losses	(5,939)	(5,864)
Total loans, net of allowance	3,659,632	3,520,075
Real estate owned, at lower of cost or fair value	750	421
Financial derivatives, at fair value	7,455	4,177
Interest receivable (includes $6,338 and $9,509, respectively, related to consolidated trusts)	101,127	106,874
Guarantee and commitment fees receivable	37,847	39,462
Deferred tax asset, net	23,130	33,391
Prepaid expenses and other assets	46,584	55,413
Total Assets	$15,144,597	$14,287,821

Liabilities and Equity:
Liabilities:
Notes payable:
Due within one year	$7,632,668	$7,353,953
Due after one year	6,013,237	5,471,186
Total notes payable	13,645,905	12,825,139
Debt securities of consolidated trusts held by third parties	516,004	424,214
Financial derivatives, at fair value	69,373	84,844
Accrued interest payable (includes $5,302 and $5,145, respectively, related to consolidated trusts)	50,183	48,355
Guarantee and commitment obligation	36,417	37,925
Accounts payable and accrued expenses	245,785	81,252
Reserve for losses	4,637	4,263
Total Liabilities	14,568,304	13,505,992
Commitments and Contingencies (Note 6)
Equity:
Preferred stock:
Series A, par value $25 per share, 2,400,000 shares authorized, issued and outstanding	58,333	58,333
Series B, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,044	73,044
Series C, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,382	73,382
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,508,000 shares and 9,406,267 shares outstanding, respectively	9,508	9,406
Additional paid-in capital	116,098	113,559
Accumulated other comprehensive income, net of tax	22,733	15,533
Retained earnings	221,477	201,013
Total Stockholders' Equity	576,106	545,801
Non-controlling interest	187	236,028
Total Equity	576,293	781,829
Total Liabilities and Equity	$15,144,597	$14,287,821
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$3,094	$5,101	$5,959	$10,338
Farmer Mac Guaranteed Securities and USDA Securities	34,484	32,957	67,606	65,803
Loans	28,814	26,417	56,778	40,786
Total interest income	66,392	64,475	130,343	116,927
Total interest expense	34,528	42,502	67,690	77,228
Net interest income	31,864	21,973	62,653	39,699
(Provision for)/release of allowance for loan losses	(110)	1,583	(186)	1,010
Net interest income after (provision for)/release of allowance for loan losses	31,754	23,556	62,467	40,709
Non-interest income:
Guarantee and commitment fees	3,388	3,703	6,765	7,487
Gains/(losses) on financial derivatives and hedging activities	14,389	(5,698)	10,507	(13,276)
Gains on trading securities	170	7,748	532	8,403
Gains on sale of available-for-sale investment securities	—	143	6	158
Gains/(losses) on sale of real estate owned	—	168	(1)	165
Other income	260	200	873	292
Non-interest income	18,207	6,264	18,682	3,229
Non-interest expense:
Compensation and employee benefits	5,733	4,889	11,426	9,345
General and administrative	3,374	3,288	6,197	6,082
Regulatory fees	600	594	1,200	1,188
Real estate owned operating costs, net	—	59	(1)	61
Provision for/(release of) reserve for losses	1,146	(974)	374	(873)
Non-interest expense	10,853	7,856	19,196	15,803
Income before income taxes	39,108	21,964	61,953	28,135
Income tax expense/(benefit)	13,769	(6,368)	18,000	(7,509)
Net income	25,339	28,332	43,953	35,644
Less: Net loss/(income) attributable to non-controlling interest	119	(5,819)	(5,235)	(11,366)
Net income attributable to Farmer Mac	25,458	22,513	38,718	24,278
Preferred stock dividends	(3,296)	(2,308)	(6,591)	(3,260)
Loss on retirement of preferred stock	—	—	(8,147)	—
Net income attributable to common stockholders	$22,162	$20,205	$23,980	$21,018

Earnings per common share and dividends:
Basic earnings per common share	$2.01	$1.85	$2.19	$1.93
Diluted earnings per common share	$1.94	$1.78	$2.11	$1.85
Common stock dividends per common share	$0.16	$0.14	$0.32	$0.28
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)
Net income	$25,339	$28,332	$43,953	$35,644
Other comprehensive income, net of tax:
Unrealized holding (losses)/gains on available-for-sale securities(1)	(26,114)	10,301	13,056	44,542
Unrealized gains/(losses) on cash flow hedges(2)	930	(61)	769	(129)
Less reclassification adjustments included in:
Gains/(losses) on financial derivatives and hedging activities(3)	(3,219)	(3,106)	(6,379)	(6,207)
Gains on sale of available-for-sale investment securities(4)	—	(93)	(4)	(103)
Other income(5)	(47)	(72)	(242)	22
Other comprehensive (loss)/income	(28,450)	6,969	7,200	38,125
Comprehensive (loss)/income	(3,111)	35,301	51,153	73,769
Less: Comprehensive loss/(income) attributable to non-controlling interest	119	(5,819)	(5,235)	(11,366)
Comprehensive (loss)/income attributable to Farmer Mac	$(2,992)	$29,482	$45,918	$62,403

(1)
Presented net of income tax benefit of $14.1 million and expense of $5.5 million, for the three months ended June 30, 2015 and 2014, respectively, and income tax expense of $7.0 million and $24.0 million for the six months ended June 30, 2015 and 2014, respectively.

(2)
Presented net of income tax expense of $0.5 million and benefit of $33,000 for the three months ended June 30, 2015 and 2014, respectively, and income tax expense of $0.4 million and benefit of $69,000 for the six months ended June 30, 2015 and 2014, respectively.

(3)
Relates to the amortization of the unrealized gains on the hedged items prior to application of hedge accounting. Presented net of income tax benefit of $1.7 million for both the three months ended June 30, 2015 and 2014, respectively, and tax benefit of $3.4 million and $3.3 million for the six months ended June 30, 2015 and 2014, respectively.

(4)
Represents realized gains on sales of available-for-sale investment securities. There were no sales of available-for-sale investment securities for the three months ended June 30, 2015. Presented net of income tax benefit of $50,000 for the three months ended June 30, 2014, and income tax benefit of $2,000 and $55,000 for the six months ended June 30, 2015 and 2014, respectively.

(5)
Represents amortization of deferred gains related to certain available-for-sale USDA Securities and Farmer Mac Guaranteed USDA Securities. Presented net of income tax benefit of $25,000 and $39,000 for the three months ended June 30, 2015 and 2014, respectively, and income tax benefit of $0.1 million and expense of $12,000 for the six months ended June 30, 2015 and 2014, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	For the Six Months Ended
	June 30, 2015		June 30, 2014
	Shares	Amount	Shares	Amount
	(in thousands)
Preferred stock:
Balance, beginning of period	8,400	$204,759	2,400	$58,333
Issuance of Series B preferred stock	—	—	3,000	73,061
Issuance of Series C preferred stock	—	—	3,000	$73,380
Balance, end of period	8,400	$204,759	8,400	$204,774
Common stock:
Balance, beginning of period	10,937	$10,937	10,886	$10,886
Issuance of Class C common stock	102	102	38	38
Balance, end of period	11,039	$11,039	10,924	$10,924
Additional paid-in capital:
Balance, beginning of period		$113,559		$110,722
Stock-based compensation expense		1,644		1,426
Issuance of Class C common stock		7		12
Tax effect of stock-based awards		888		(202)
Balance, end of period		$116,098		$111,958
Retained earnings:
Balance, beginning of period		$201,013		$168,877
Net income attributable to Farmer Mac		38,718		24,278
Cash dividends:
Preferred stock, Series A ($0.7344 per share in 2015 and 2014)		(1,763)		(1,762)
Preferred stock, Series B ($0.8594 per share in 2015 and $0.5347 per share in 2014)		(2,578)		(1,360)
Preferred stock, Series C ($0.7500 per share in 2015 and $0.0458 per share in 2014)		(2,250)		(138)
Common stock ($0.32 per share in 2015 and $0.28 per share in 2014)		(3,516)		(3,053)
Loss on retirement of preferred stock, Farmer Mac II LLC		(8,147)		—
Balance, end of period		$221,477		$186,842
Accumulated other comprehensive income:
Balance, beginning of period		$15,533		$(16,202)
Other comprehensive income, net of tax		7,200		38,125
Balance, end of period		$22,733		$21,923
Total Stockholders' Equity		$576,106		$536,421
Non-controlling interest:
Balance, beginning of period		$236,028		$241,853
Redemption of Farmer Mac II LLC preferred stock		(235,853)		(6,000)
Investment in Contour - non-controlling interest		131		—
Net loss attributable to non-controlling interest		(119)		—
Balance, end of period		$187		$235,853
Total Equity		$576,293		$772,274
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30, 2015	June 30, 2014
	(in thousands)
Cash flows from operating activities:
Net income	$43,953	$35,644
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums, and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Securities	1,604	15,029
Amortization of debt premiums, discounts and issuance costs	5,870	5,144
Net change in fair value of trading securities, hedged assets, and financial derivatives	(15,619)	7,636
Gains on sale of available-for-sale investment securities	(6)	(158)
Losses/(gains) on sale of real estate owned	1	(165)
Total provision for/(release of) losses	560	(1,883)
Deferred income taxes	5,657	(17,496)
Stock-based compensation expense	1,644	1,427
Proceeds from repayment of trading investment securities	437	414
Proceeds from repayment of loans purchased as held for sale	54,728	58,930
Net change in:
Interest receivable	5,747	13,125
Guarantee and commitment fees receivable	1,615	215
Other assets	9,182	(14,473)
Securities sold, not yet purchased	—	1,673,532
Accrued interest payable	1,828	(4,185)
Other liabilities	(3,838)	(3,955)
Net cash provided by operating activities	113,363	1,768,781
Cash flows from investing activities:
Net change in securities purchased under agreements to resell	—	(1,640,686)
Purchases of available-for-sale investment securities	(915,614)	(1,138,711)
Purchases of Farmer Mac Guaranteed Securities and USDA Securities	(559,162)	(681,044)
Purchases of loans held for investment	(323,401)	(407,595)
Purchases of defaulted loans	(1,981)	(440)
Proceeds from repayment of available-for-sale investment securities	914,988	575,393
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Securities	236,801	670,079
Proceeds from repayment of loans purchased as held for investment	143,804	199,774
Proceeds from sale of available-for-sale investment securities	74,998	730,527
Proceeds from sale of Farmer Mac Guaranteed Securities	99,477	126,857
(Payments)/proceeds from sale of real estate owned	(1)	461
Net cash used in investing activities	(330,091)	(1,565,385)
Cash flows from financing activities:
Proceeds from issuance of discount notes	38,965,462	27,163,649
Proceeds from issuance of medium-term notes	2,690,604	1,759,012
Payments to redeem discount notes	(38,734,464)	(28,161,623)
Payments to redeem medium-term notes	(2,106,715)	(1,440,000)
Excess tax benefits related to stock-based awards	154	35
Payments to third parties on debt securities of consolidated trusts	(20,641)	(13,615)
Proceeds from common stock issuance	1,488	12
Proceeds from Series B Preferred stock issuance	—	73,061
Proceeds from Series C Preferred stock issuance	—	73,380
Investment in Contour	131	—
Redemption of Farmer Mac II LLC Preferred Stock	(244,000)	(6,000)
Dividends paid - Non-controlling interest - preferred stock	(5,415)	(11,366)
Dividends paid on common and preferred stock	(10,107)	(5,131)
Net cash provided by/(used in) financing activities	536,497	(568,586)
Net increase/(decrease) in cash and cash equivalents	319,769	(365,190)
Cash and cash equivalents at beginning of period	1,363,387	749,313
Cash and cash equivalents at end of period	$1,683,156	$384,123
 The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ACCOUNTING POLICIES

The interim unaudited consolidated financial statements of the Federal Agricultural Mortgage Corporation ("Farmer Mac") and subsidiaries have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Farmer Mac and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted as permitted by SEC rules and regulations. The December 31, 2014 consolidated balance sheet presented in this report has been derived from Farmer Mac's audited 2014 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2014 consolidated financial statements of Farmer Mac and subsidiaries included in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 16, 2015. That Form 10-K describes Farmer Mac's significant accounting policies, which include its policies on Principles of Consolidation; Cash and Cash Equivalents and Statements of Cash Flows; Transfers of Financial Assets and Liabilities; Investment Securities, Farmer Mac Guaranteed Securities, and USDA Securities; Loans; Securitization of Loans; Real Estate Owned; Financial Derivatives; Notes Payable; Allowance for Loan Losses and Reserve for Losses; Earnings Per Common Share; Income Taxes; Stock-Based Compensation; Comprehensive Income; Long-Term Standby Purchase Commitments; Fair Value Measurement; and Consolidation of Variable Interest Entities ("VIEs"). Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year. Presented below are Farmer Mac's significant accounting policies that contain updated information for the three and six month periods ended June 30, 2015.

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

The following tables present, by line of business, details about the consolidation of VIEs:

Table 1.1

	Consolidation of Variable Interest Entities
	As of June 30, 2015
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost	$512,559	$—	$—	$—	$—	$512,559
Debt securities of consolidated trusts held by third parties(1)	516,004	—	—	—	—	516,004
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value(2)	—	35,008	—	32,065	—	67,073
Maximum exposure to loss(3)	—	33,822	—	30,000	—	63,822
Investment securities:
Carrying value(4)	—	—	—	—	455,251	455,251
Maximum exposure to loss(3)(4)	—	—	—	—	458,566	458,566
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss(3)(5)	575,811	10,888	—	970,000	—	1,556,699

(1)	Includes borrower remittances of $3.4 million. The borrower remittances have not been passed through to third party investors as of June 30, 2015.

(2)
Includes $1.2 million of unamortized premiums and discounts and fair value adjustments related to the USDA Guarantees line of business. Includes fair value adjustments related to the Institutional Credit line of business of $2.1 million.

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

(4)	Farmer Mac uses unpaid principal balance and the outstanding face amount of investment securities to represent maximum exposure to loss.

(5)	Includes auction-rate certificates, asset-backed securities, and government-sponsored enterprise ("GSE")-guaranteed mortgage-backed securities.

(6)	The amount under the Farm & Ranch line of business relates to unconsolidated trusts where Farmer Mac determined it was not the primary beneficiary due to shared power with an unrelated party.

(a)	Statements of Cash Flows

The following table sets forth information regarding certain non-cash transactions for the six months ended June 30, 2015 and 2014:

Table 1.2

	For the Six Months Ended
	June 30, 2015	June 30, 2014
	(in thousands)
Non-cash activity:
Loans acquired and securitized as Farmer Mac Guaranteed Securities	$99,477	$126,857
Consolidation of Farm & Ranch Guaranteed Securities from off-balance sheet to loans held for investment in consolidated trusts and to debt securities of consolidated trusts held by third parties	112,440	129,305
Purchases of securities - traded, not yet settled	236,600	—
Issuance costs on the retirement of Farmer Mac II LLC Preferred Stock	8,147	—
Transfers of available-for-sale Farmer Mac Guaranteed Securities to held-to-maturity	—	1,612,086

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

Basic earnings per common share ("EPS") is based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per common share is based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options, stock appreciation rights ("SARs"), and non-vested restricted stock awards.  The following schedule reconciles basic and diluted EPS for the three and six months ended June 30, 2015 and 2014:

Table 1.3

	For the Three Months Ended
	June 30, 2015			June 30, 2014
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$22,162	11,010	$2.01	$20,205	10,924	$1.85
Effect of dilutive securities(1):
Stock options, SARs and restricted stock	—	428	(0.07)	—	437	(0.07)
Diluted EPS	$22,162	11,438	$1.94	$20,205	11,361	$1.78

(1)
For the three months ended June 30, 2015 and 2014, stock options and SARs of 229,693 and 121,468, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the three months ended June 30, 2015 and 2014, contingent shares of non-vested restricted stock of 45,034 and 42,514, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions have not yet been met.

	For the Six Months Ended
	June 30, 2015			June 30, 2014
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$23,980	10,974	$2.19	$21,018	10,906	$1.93
Effect of dilutive securities(1):
Stock options, SARs and restricted stock	—	411	(0.08)	—	448	(0.08)
Diluted EPS	$23,980	11,385	$2.11	$21,018	11,354	$1.85

(1)
For the six months ended June 30, 2015 and 2014, stock options and SARs of 215,547 and 77,226, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the six months ended June 30, 2015 and 2014, contingent shares of non-vested restricted stock of 37,774 and 37,054, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions have not yet been met.

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

Beginning January 1, 2015, Farmer Mac classified all of the income from Farmer Mac Guaranteed Securities that it holds in its portfolio as interest income. Prior to January 1, 2015, Farmer Mac classified a portion of the income from those securities, $2.7 million and $5.4 million for the three and six months ended June 30, 2014, respectively, as guarantee and commitment fees. This change in classification does not affect the timing or amount of income recognized from these securities. The corresponding guarantee and commitment fee receivable balance as of December 31, 2014 also was reclassified to accrued interest receivable. Certain reclassifications of prior period information, including the aforementioned change, were made to conform to the current period presentation.

2.	INVESTMENT SECURITIES

The following tables set forth information about Farmer Mac's investment securities as of June 30, 2015 and December 31, 2014:

Table 2.1

	As of June 30, 2015
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$46,600	$—	$46,600	$—	$(6,418)	$40,182
Floating rate asset-backed securities	91,382	(317)	91,065	182	(69)	91,178
Floating rate corporate debt securities	10,000	—	10,000	62	(2)	10,060
Fixed rate corporate debt securities	15,000	(3)	14,997	4	(16)	14,985
Floating rate Government/GSE guaranteed mortgage-backed securities	703,990	3,265	707,255	4,111	(306)	711,060
Fixed rate GSE guaranteed mortgage-backed securities(1)	765	3,330	4,095	3,952	—	8,047
Floating rate GSE subordinated debt	70,000	—	70,000	—	(4,028)	65,972
Fixed rate senior agency debt	297,806	(29)	297,777	68	—	297,845
Fixed rate U.S. Treasuries	612,194	260	612,454	127	(11)	612,570
Total available-for-sale	1,847,737	6,506	1,854,243	8,506	(10,850)	1,851,899
Trading:
Floating rate asset-backed securities	2,431	—	2,431	—	(1,825)	606
Total investment securities	$1,850,168	$6,506	$1,856,674	$8,506	$(12,675)	$1,852,505

(1)	Fair value includes $7.2 million of an interest-only security with a notional amount of $152.4 million.

	As of December 31, 2014
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$46,600	$—	$46,600	$—	$(6,024)	$40,576
Floating rate asset-backed securities	100,730	(74)	100,656	283	(37)	100,902
Floating rate corporate debt securities	10,000	—	10,000	91	—	10,091
Fixed rate corporate debt securities	30,000	(10)	29,990	35	—	30,025
Floating rate Government/GSE guaranteed mortgage-backed securities	605,053	3,431	608,484	4,712	(443)	612,753
Fixed rate GSE guaranteed mortgage-backed securities(1)	853	3,542	4,395	3,807	—	8,202
Floating rate GSE subordinated debt	70,000	—	70,000	—	(3,680)	66,320
Fixed rate senior agency debt	18,806	130	18,936	3	—	18,939
Floating rate U.S. Treasuries	75,000	(10)	74,990	—	(11)	74,979
Fixed rate U.S. Treasuries	975,194	462	975,656	72	(16)	975,712
Total available-for-sale	1,932,236	7,471	1,939,707	9,003	(10,211)	1,938,499
Trading:
Floating rate asset-backed securities	2,868	—	2,868	—	(2,179)	689
Total investment securities	$1,935,104	$7,471	$1,942,575	$9,003	$(12,390)	$1,939,188

(1)	Fair value includes $7.3 million of an interest-only security with a notional amount of $152.4 million.

During the three months ended June 30, 2015, Farmer Mac did not sell any securities from its available-for-sale investment portfolio, compared to proceeds of $720.5 million for the same period in 2014, resulting in gross realized gains of $0.1 million. During the six months ended June 30, 2015, Farmer Mac received proceeds of $75.0 million from the sale of securities from its available-for-sale investment portfolio, resulting in realized gains of $6,000, compared to proceeds of $730.5 million for the six months ended June 30, 2014, resulting in gross realized gains of $0.2 million.

As of June 30, 2015 and December 31, 2014, unrealized losses on available-for-sale investment securities were as follows:

Table 2.2

	As of June 30, 2015
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$40,182	$(6,418)
Floating rate asset-backed securities	14,940	(69)	—	—
Floating rate corporate debt securities	4,998	(2)	—	—
Fixed rate corporate debt securities	9,981	(16)	—	—
Floating rate Government/GSE guaranteed mortgage-backed securities	59,590	(162)	88,205	(144)
Floating rate GSE subordinated debt	—	—	65,972	(4,028)
Fixed rate U.S. Treasuries	85,038	(11)	—	—
Total	$174,547	$(260)	$194,359	$(10,590)

	As of December 31, 2014
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$40,576	$(6,024)
Floating rate asset-backed securities	19,388	(37)	—	—
Floating rate Government/GSE guaranteed mortgage-backed securities	76,100	(164)	76,867	(279)
Floating rate GSE subordinated debt	—	—	66,320	(3,680)
Floating rate U.S. Treasuries	74,980	(11)	—	—
Fixed rate U.S. Treasuries	325,033	(16)	—	—
Total	$495,501	$(228)	$183,763	$(9,983)

The unrealized losses presented above are principally due to a general widening of credit spreads from the dates of acquisition to June 30, 2015 and December 31, 2014, as applicable. The resulting decrease in fair values reflects an increase in the perceived risk by the financial markets related to those securities. As of June 30, 2015, all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government or had credit ratings of at least "AA+," except three that were rated "A-." As of December 31, 2014 , all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government or had credit ratings of at least "AA+," except one that was rated "A-." The unrealized losses were on 29 and 35 individual investment securities as of June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015, 12 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $10.6 million. As of December 31, 2014, 15 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $10.0 million.  Securities in unrealized loss positions for 12 months or longer have a fair value as of June 30, 2015 that is, on average, approximately 95 percent of their amortized cost basis. Farmer Mac believes that all of these unrealized losses are recoverable within a reasonable period of time by way of maturity or changes in credit spreads. Accordingly, Farmer Mac has concluded that none of the unrealized losses on these available-for-sale investment securities represents other-than-temporary impairment as of June 30, 2015 and December 31, 2014.

Farmer Mac did not own any held-to-maturity investment securities as of June 30, 2015 and December 31, 2014. As of June 30, 2015, Farmer Mac owned trading investment securities with an amortized cost of $2.4 million, a fair value of $0.6 million, and a weighted average yield of 4.27 percent. As of December 31, 2014, Farmer Mac owned trading investment securities with an amortized cost of $2.9 million, a fair value of $0.7 million, and a weighted average yield of 4.24 percent.

The amortized cost, fair value, and weighted average yield of available-for-sale investment securities by remaining contractual maturity as of June 30, 2015 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 2.3

	As of June 30, 2015
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$925,228	$925,400	0.31%
Due after one year through five years	103,309	103,939	1.19%
Due after five years through ten years	239,193	239,790	0.88%
Due after ten years	586,513	582,770	0.90%
Total	$1,854,243	$1,851,899	0.62%

3.	FARMER MAC GUARANTEED SECURITIES AND USDA SECURITIES

The following tables set forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities as of June 30, 2015 and December 31, 2014:

Table 3.1

	As of June 30, 2015
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$1,819,159	$2,868	$1,822,027	$14,269	$—	$1,836,296
Available-for-sale:
AgVantage	$4,022,251	$—	$4,022,251	$36,810	$(42,861)	$4,016,200
Farmer Mac Guaranteed USDA Securities	33,822	(339)	33,483	1,525	—	35,008
Total Farmer Mac Guaranteed Securities	4,056,073	(339)	4,055,734	38,335	(42,861)	4,051,208
USDA Securities	1,785,662	2,536	1,788,198	37,243	(35)	1,825,406
Total available-for-sale	$5,841,735	$2,197	$5,843,932	$75,578	$(42,896)	$5,876,614
Trading:
USDA Securities	$32,058	$2,384	$34,442	$100	$(772)	$33,770

	As of December 31, 2014
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$1,785,340	$9,280	$1,794,620	$6,211	$(255)	$1,800,576
Available-for-sale:
AgVantage	$3,625,073	$—	$3,625,073	$36,442	$(29,853)	$3,631,662
Farmer Mac Guaranteed USDA Securities	27,831	(442)	27,389	237	(7)	27,619
Total Farmer Mac Guaranteed Securities	3,652,904	(442)	3,652,462	36,679	(29,860)	3,659,281
USDA Securities	1,717,813	3,162	1,720,975	11,850	(1,603)	1,731,222
Total available-for-sale	$5,370,717	$2,720	$5,373,437	$48,529	$(31,463)	$5,390,503
Trading:
USDA Securities	$38,412	$2,748	$41,160	$114	$(964)	$40,310

As of June 30, 2015 and December 31, 2014, unrealized losses on held-to-maturity and available-for-sale on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities were as follows:

Table 3.2

	As of June 30, 2015
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Available-for-sale:
AgVantage	$1,185,341	$(33,229)	$859,874	$(9,632)
USDA Securities	—	—	97,848	(35)
Total available-for-sale	$1,185,341	$(33,229)	$957,722	$(9,667)

	As of December 31, 2014
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$547	$(1)	$49,745	$(254)

Available-for-sale:
AgVantage	$685,131	$(13,115)	$1,460,089	$(16,738)
Farmer Mac Guaranteed USDA Securities	3,720	(7)	—	—
USDA Securities	264,375	(1,549)	97,817	(54)
Total available-for-sale	$953,226	$(14,671)	$1,557,906	$(16,792)

The unrealized losses presented above are principally due to higher interest rates from the date of acquisition to June 30, 2015 and December 31, 2014, as applicable. The credit exposure related to Farmer Mac's USDA Guarantees line of business is covered by the full faith and credit guarantee of the United States. The unrealized losses from AgVantage securities were on 16 available-for-sale securities as of June 30, 2015. There were no unrealized losses from held-to-maturity AgVantage securities as of June 30, 2015. The unrealized losses from AgVantage securities were on 2 held-to-maturity securities and 23 available-for-sale securities as of As of December 31, 2014. As of June 30, 2015, 6 available-for-sale AgVantage securities had been in a loss position for more than 12 months with a total unrealized loss of $9.6 million. As of December 31, 2014, 15 available-for-sale AgVantage securities had been in a loss position for more than 12 months with a total unrealized loss of $16.7 million. AgVantage® is a registered trademark of Farmer Mac used to designate Farmer Mac Guaranteed Securities that are general obligations of lenders secured by pools of eligible loans. These Farmer Mac Guaranteed Securities are referred to as AgVantage securities. Each AgVantage security backed by agricultural mortgages requires some level of overcollateralization, or, in the case of rural utilities loans, 100 percent collateralization, and is secured by eligible loans of the issuing institution with a requirement that delinquent loans be removed from the collateral pool and then replaced with current eligible loans. Farmer Mac has concluded that none of the unrealized losses on its held-to-maturity Farmer Mac Guaranteed Securities and available-for-sale Farmer Mac Guaranteed Securities and USDA Securities are other-than-temporary impairment as of either June 30, 2015 or As of December 31, 2014.  Farmer Mac does not intend to sell these securities, and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

During the three and six months ended June 30, 2015 and 2014, Farmer Mac realized no gains or losses from the sale of Farmer Mac Guaranteed Securities and USDA Securities.

The amortized cost, fair value, and weighted average yield of available-for-sale and held-to-maturity Farmer Mac Guaranteed Securities and USDA Securities by remaining contractual maturity as of June 30, 2015 are set forth below. The balances presented are based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 3.3

	As of June 30, 2015
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$571,035	$577,094	2.77%
Due after one year through five years	1,233,236	1,248,863	1.35%
Due after five years through ten years	1,479,773	1,492,590	1.78%
Due after ten years	2,559,888	2,558,067	2.37%
Total	$5,843,932	$5,876,614	2.04%

	As of June 30, 2015
	Held-to-Maturity Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$679,891	$680,697	2.66%
Due after one year through five years	1,135,536	1,148,735	2.35%
Due after five years through ten years	6,600	6,864	3.35%
Total	$1,822,027	$1,836,296	2.46%

As of June 30, 2015, Farmer Mac owned trading USDA Securities with an amortized cost of $34.4 million, a fair value of $33.8 million, and a weighted average yield of 5.50 percent. As of December 31, 2014, Farmer Mac owned trading USDA Securities with an amortized cost of $41.2 million, a fair value of $40.3 million, and a weighted average yield of 5.60 percent.

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

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements as of June 30, 2015 and December 31, 2014 and the effects of financial derivatives on the consolidated statements of operations for the three and six months ended June 30, 2015 and 2014:

Table 4.1

	As of June 30, 2015
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$1,026,075	$963	$(24,366)	2.46%	0.28%		3.65
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	92,000	866	(335)	2.16%	0.48%		6.93
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	519,408	1,425	(43,645)	4.06%	0.28%		8.80
Receive fixed non-callable	4,062,734	4,093	(313)	0.16%	0.35%		0.58
Receive fixed callable	487,565	54	(437)	0.13%	0.82%		2.51
Basis swaps	1,295,000	74	(258)	0.12%	0.29%		2.68
Agency forwards	45,608	—	(208)			99.05
Treasury futures	13,700	—	(58)			125.75
Credit valuation adjustment		(20)	247
Total financial derivatives	$7,542,090	$7,455	$(69,373)
Collateral pledged		—	35,335
Net amount		$7,455	$(34,038)

	As of December 31, 2014
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$1,000,000	$—	$(31,718)	2.47%	0.23%		3.98
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	15,000	—	(289)	2.43%	0.51%		6.23
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	490,183	537	(51,224)	4.23%	0.23%		7.05
Receive fixed non-callable	3,829,355	3,414	(461)	0.14%	0.27%		0.55
Receive fixed callable	383,565	1	(877)	0.12%	1.34%		3.47
Basis swaps	1,105,000	247	(406)	0.11%	0.31%		2.42
Agency forwards	12,768	—	(53)			101.00
Treasury futures	1,700	—	(3)			126.60
Credit valuation adjustment		(22)	187
Total financial derivatives	$6,837,571	$4,177	$(84,844)
Collateral pledged		—	46,627
Net amount		$4,177	$(38,217)
Table 4.2

	Gains/(losses) on financial derivatives and hedging activities
	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)
Fair value hedges:
Interest rate swaps(1)	$14,075	$(799)	$8,316	$(599)
Hedged items	(11,354)	3,818	(2,478)	6,568
Gains on hedging activities	2,721	3,019	5,838	5,969
No hedge designation:
Interest rate swaps	11,798	(8,126)	5,841	(17,674)
Agency forwards	(356)	(235)	(1,142)	(1,087)
Treasury futures	226	(356)	(30)	(484)
Gains/(losses) on financial derivatives not designated in hedging relationships	11,668	(8,717)	4,669	(19,245)
Gains/(losses) on financial derivatives and hedging activities	$14,389	$(5,698)	$10,507	$(13,276)

(1)
Included in the assessment of hedge effectiveness as of June 30, 2015, but excluded from the amounts in the table, were losses of $2.9 million and $5.8 million for the three and six months ended June 30, 2015, attributable to the fair value of the swaps at the inception of the hedging relationship. Accordingly, the amounts recognized as hedge ineffectiveness for the three and six months ended June 30, 2015 were losses of $0.2 million and gains of $0.1 million. The comparable amounts as of June 30, 2014 were losses of $2.9 million and $5.9 million for the three and six months ended June 30, 2014, attributable to the fair value of the swaps at the inception of the hedging relationship and, accordingly, gains of $0.1 million for the three and six months ended June 30, 2014, attributable to hedge ineffectiveness.

As of June 30, 2015 and December 31, 2014, Farmer Mac's credit exposure to interest rate swap counterparties, excluding netting arrangements and any adjustment for nonperformance risk, but including accrued interest, was $10.8 million and $6.1 million, respectively; however, including netting arrangements and accrued interest, Farmer Mac's credit exposure was $0.7 million as of June 30, 2015 and $0.4 million as of December 31, 2014. Farmer Mac held no cash as collateral for its derivatives in net asset positions, resulting in uncollateralized net asset positions of $0.7 million as of June 30, 2015 and $0.4 million as of December 31, 2014.

As of June 30, 2015 and December 31, 2014, the fair value of Farmer Mac's derivatives in a net liability position including accrued interest but excluding netting arrangements and any adjustment for nonperformance risk, was $83.2 million and $99.4 million, respectively. Including netting arrangements and accrued interest, the fair value of Farmer Mac's derivatives in a net liability position at the counterparty level, was $74.0 million and $93.4 million as of June 30, 2015 and December 31, 2014, respectively.  Farmer Mac posted cash of $35.3 million and no investment securities as of June 30, 2015 and posted cash of $46.6 million and no investment securities as of December 31, 2014.  Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets. The investment securities posted as collateral are included in the investment securities balances on the consolidated balance sheets.  If Farmer Mac had breached certain provisions of the derivative contracts as of June 30, 2015 and December 31, 2014, it could have been required to settle its obligations under the agreements or post additional collateral of $38.7 million and $46.8 million, respectively. As of June 30, 2015 and December 31, 2014, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

Of Farmer Mac's $7.5 billion notional amount of interest rate swaps outstanding as of June 30, 2015, $4.4 billion were cleared through swap clearinghouses. Of Farmer Mac's $6.8 billion notional amount of interest rate swaps outstanding as of December 31, 2014, $4.0 billion were cleared through swap clearinghouses.

5.	LOANS AND ALLOWANCE FOR LOSSES

Loans

Farmer Mac classifies loans as either held for investment or held for sale. Loans held for investment are recorded at the unpaid principal balance, net of unamortized premium or discount and other cost adjustments. Loans held for sale are reported at the lower of cost or fair value determined on a pooled basis. As of June 30, 2015 and December 31, 2014, Farmer Mac had no loans held for sale. The following table displays the composition of the loan balances as of June 30, 2015 and December 31, 2014:

Table 5.1

	As of June 30, 2015			As of December 31, 2014
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Farm & Ranch	$2,197,934	$512,559	$2,710,493	$2,118,867	$421,355	$2,540,222
Rural Utilities	954,188	—	954,188	718,213	267,396	985,609
Total unpaid principal balance(1)	3,152,122	512,559	3,664,681	2,837,080	688,751	3,525,831
Unamortized premiums, discounts and other cost basis adjustments	890	—	890	(3,619)	3,727	108
Total loans	3,153,012	512,559	3,665,571	2,833,461	692,478	3,525,939
Allowance for loan losses	(5,395)	(544)	(5,939)	(5,324)	(540)	(5,864)
Total loans, net of allowance	$3,147,617	$512,015	$3,659,632	$2,828,137	$691,938	$3,520,075

(1)	Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business.

Allowance for Losses

Farmer Mac maintains an allowance for losses presented in two components on its consolidated balance sheets: (1) an allowance for loan losses to account for estimated probable losses on loans held, and (2) a reserve for losses to account for estimated probable losses on loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities.  As of June 30, 2015 and December 31, 2014, Farmer Mac reported allowances for losses of $10.6 million and $10.1 million, respectively. See Note 6 for more information about off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs.

The following is a summary of the changes in the total allowance for losses for the three and six months ended June 30, 2015 and 2014:

Table 5.2

	As of June 30, 2015			As of June 30, 2014
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
For the Three Months Ended:
Beginning Balance	$5,940	$3,491	$9,431	$7,410	$6,569	$13,979
Provision for/(release of) losses	110	1,146	1,256	(1,583)	(974)	(2,557)
Charge-offs	(111)	—	(111)	(57)	—	(57)
Ending Balance	$5,939	$4,637	$10,576	$5,770	$5,595	$11,365

For the Six Months Ended:
Beginning Balance	$5,864	$4,263	$10,127	$6,866	$6,468	$13,334
Provision for/(release of) losses	186	374	560	(1,010)	(873)	(1,883)
Charge-offs	(111)	—	(111)	(86)	—	(86)
Ending Balance	$5,939	$4,637	$10,576	$5,770	$5,595	$11,365

During second quarter 2015, Farmer Mac recorded provisions to its allowance for loan losses of $0.1 million and provisions to its reserve for losses of $1.1 million, primarily related to a specific allowance for an impaired loan to a canola facility underlying an LTSPC. The establishment of a specific allowance for this loan was due to a downgrade in risk rating resulting from collateral shortfalls relative to the unpaid principal balance for such loan. Farmer Mac recorded $0.1 million of charge-offs to its allowance for loan losses during second quarter 2015.

During second quarter 2014, Farmer Mac recorded releases from its allowance for loan losses of $1.6 million and releases from its reserve for losses of $1.0 million. The releases recorded during second quarter 2014 primarily related to a significant decline in the balance of Farmer Mac's ethanol-related Agricultural Storage and Processing portfolio. Farmer Mac also recorded $0.1 million of charge-offs to its allowance for loan losses during second quarter 2014.

The following tables present the changes in the total allowance for losses for the three and six months ended June 30, 2015 and 2014 by commodity type:

Table 5.3

	June 30, 2015
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$2,640	$2,284	$1,343	$459	$2,698	$7	$9,431
Provision for/(release of) losses	13	(63)	417	85	804	—	1,256
Charge-offs	—	—	—	(111)	—	—	(111)
Ending Balance	$2,653	$2,221	$1,760	$433	$3,502	$7	$10,576

For the Six Months Ended:
Beginning Balance	$2,519	$2,159	$1,423	$467	$3,552	$7	$10,127
Provision for/(release of) losses	134	62	337	77	(50)	—	560
Charge-offs	—	—	—	(111)	—	—	(111)
Ending Balance	$2,653	$2,221	$1,760	$433	$3,502	$7	$10,576

	June 30, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$2,278	$2,131	$1,387	$464	$7,715	$4	$13,979
Provision for/(release of) losses	112	86	(19)	(20)	(2,716)	—	(2,557)
Charge-offs	—	—	(57)	—	—	—	(57)
Ending Balance	$2,390	$2,217	$1,311	$444	$4,999	$4	$11,365

For the Six Months Ended:
Beginning Balance	$2,124	$2,186	$1,271	$454	$7,292	$7	$13,334
Provision for/(release of) losses	266	31	97	19	(2,293)	(3)	(1,883)
Charge-offs	—	—	(57)	(29)	—	—	(86)
Ending Balance	$2,390	$2,217	$1,311	$444	$4,999	$4	$11,365

The following tables present the unpaid principal balances of loans held and loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities and the related total allowance for losses by impairment method and commodity type as of June 30, 2015 and December 31, 2014:

Table 5.4

	As of June 30, 2015
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$1,748,310	$377,534	$417,004	$67,853	$25,071	$80	$2,635,852
Off-balance sheet	1,262,318	528,186	785,805	103,521	58,433	6,009	2,744,272
Total	$3,010,628	$905,720	$1,202,809	$171,374	$83,504	$6,089	$5,380,124
Individually evaluated for impairment:
On-balance sheet	$20,372	$38,672	$6,118	$9,479	$—	$—	$74,641
Off-balance sheet	5,565	3,736	7,302	702	13,500	—	30,805
Total	$25,937	$42,408	$13,420	$10,181	$13,500	$—	$105,446
Total Farm & Ranch loans:
On-balance sheet	$1,768,682	$416,206	$423,122	$77,332	$25,071	$80	$2,710,493
Off-balance sheet	1,267,883	531,922	793,107	104,223	71,933	6,009	2,775,077
Total	$3,036,565	$948,128	$1,216,229	$181,555	$97,004	$6,089	$5,485,570
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$1,806	$459	$651	$76	$367	$—	$3,359
Off-balance sheet	311	139	310	59	881	7	1,707
Total	$2,117	$598	$961	$135	$1,248	$7	$5,066
Individually evaluated for impairment:
On-balance sheet	$391	$1,469	$446	$274	$—	$—	$2,580
Off-balance sheet	145	154	353	24	2,254	—	2,930
Total	$536	$1,623	$799	$298	$2,254	$—	$5,510
Total Farm & Ranch loans:
On-balance sheet	$2,197	$1,928	$1,097	$350	$367	$—	$5,939
Off-balance sheet	456	293	663	83	3,135	7	4,637
Total	$2,653	$2,221	$1,760	$433	$3,502	$7	$10,576

	As of December 31, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$1,621,360	$359,517	$406,049	$57,851	$29,003	$—	$2,473,780
Off-balance sheet	1,305,141	521,535	839,286	102,857	85,357	6,781	2,860,957
Total	$2,926,501	$881,052	$1,245,335	$160,708	$114,360	$6,781	$5,334,737
Individually evaluated for impairment:
On-balance sheet	$12,307	$35,904	$6,571	$11,660	$—	$—	$66,442
Off-balance sheet	2,458	3,239	8,712	1,586	—	—	15,995
Total	$14,765	$39,143	$15,283	$13,246	$—	$—	$82,437
Total Farm & Ranch loans:
On-balance sheet	$1,633,667	$395,421	$412,620	$69,511	$29,003	$—	$2,540,222
Off-balance sheet	1,307,599	524,774	847,998	104,443	85,357	6,781	2,876,952
Total	$2,941,266	$920,195	$1,260,618	$173,954	$114,360	$6,781	$5,417,174
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$1,824	$495	$658	$51	$503	$—	$3,531
Off-balance sheet	298	149	404	52	3,049	7	3,959
Total	$2,122	$644	$1,062	$103	$3,552	$7	$7,490
Individually evaluated for impairment:
On-balance sheet	$283	$1,410	$328	$312	$—	$—	$2,333
Off-balance sheet	114	105	33	52	—	—	304
Total	$397	$1,515	$361	$364	$—	$—	$2,637
Total Farm & Ranch loans:
On-balance sheet	$2,107	$1,905	$986	$363	$503	$—	$5,864
Off-balance sheet	412	254	437	104	3,049	7	4,263
Total	$2,519	$2,159	$1,423	$467	$3,552	$7	$10,127

The following tables present by commodity type the unpaid principal balances, recorded investment, and specific allowance for losses related to impaired loans and the recorded investment in loans on nonaccrual status as of June 30, 2015 and December 31, 2014:

Table 5.5

	As of June 30, 2015
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$4,272	$6,352	$4,085	$1,486	$—	$—	$16,195
Unpaid principal balance	4,231	6,354	4,085	1,486	—	—	16,156
With a specific allowance:
Recorded investment(1)	21,706	36,342	9,341	8,699	13,500	—	89,588
Unpaid principal balance	21,706	36,054	9,335	8,695	13,500	—	89,290
Associated allowance	536	1,623	799	298	2,254	—	5,510
Total:
Recorded investment	25,978	42,694	13,426	10,185	13,500	—	105,783
Unpaid principal balance	25,937	42,408	13,420	10,181	13,500	—	105,446
Associated allowance	536	1,623	799	298	2,254	—	5,510

Recorded investment of loans on nonaccrual status(2)	$3,608	$24,835	$4,230	$5,944	$—	$—	$38,617

(1)
Impairment analysis was performed in the aggregate in consideration of similar risk characteristics of the assets and historical statistics on $77.7 million (73 percent) of impaired loans as of June 30, 2015, which resulted in a specific reserve of $3.8 million.

(2)	Includes $12.5 million of loans that are less than 90 days delinquent but which have not met Farmer Mac's performance criteria for returning to accrual status.

	As of December 31, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$4,877	$5,837	$9,576	$2,001	$—	$—	$22,291
Unpaid principal balance	4,723	5,750	9,386	1,981	—	—	21,840
With a specific allowance:
Recorded investment(1)	10,753	33,690	5,979	11,350	—	—	61,772
Unpaid principal balance	10,042	33,393	5,897	11,265	—	—	60,597
Associated allowance	397	1,515	361	364	—	—	2,637
Total:
Recorded investment	15,630	39,527	15,555	13,351	—	—	84,063
Unpaid principal balance	14,765	39,143	15,283	13,246	—	—	82,437
Associated allowance	397	1,515	361	364	—	—	2,637

Recorded investment of loans on nonaccrual status(2)	$5,168	$14,413	$4,438	$6,133	$—	$—	$30,152

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

The following table presents by commodity type the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2015 and 2014:

Table 5.6

	June 30, 2015
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Three Months Ended:
Average recorded investment in impaired loans	$24,392	$42,347	$14,247	$10,924	$6,750	$—	$98,660
Income recognized on impaired loans	58	142	49	92	—	—	341

For the Six Months Ended:
Average recorded investment in impaired loans	$21,471	$41,407	$14,683	$11,733	$4,500	$—	$93,794
Income recognized on impaired loans	340	225	197	150	—	—	912

	June 30, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Three Months Ended:
Average recorded investment in impaired loans	$22,969	$43,329	$12,798	$12,116	$—	$—	$91,212
Income recognized on impaired loans	105	76	59	79	—	—	319

For the Six Months Ended:
Average recorded investment in impaired loans	$23,197	$44,228	$13,289	$12,410	$—	$40	$93,164
Income recognized on impaired loans	275	270	135	201	—	—	881

For the three and six months ended June 30, 2015, the recorded investment of loans determined to be troubled debt restructurings ("TDRs") was $1.1 million both before and after restructuring. For the three and six months ended June 30, 2014, the recorded investment of loans determined to be TDRs was $0.3 million and $0.8 million both before and after restructuring. As of June 30, 2015, there were no TDRs identified during the previous 12 months that were in default under the modified terms. The impact of TDRs on Farmer Mac's allowance for loan losses was immaterial for the three and six months ended June 30, 2015 and 2014.

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

During the three months ended June 30, 2015, Farmer Mac purchased one defaulted loan having an unpaid principal balance of $1.3 million from a pool underlying a Farm & Ranch Guaranteed Security. During the six months ended June 30, 2015, Farmer Mac purchased two defaulted loans having an unpaid principal balance of $2.0 million from pools underlying Farm & Ranch Guaranteed Securities. During the three and six months ended June 30, 2014, Farmer Mac purchased no defaulted loans and one defaulted loan having an unpaid principal balance of $0.4 million, respectively, from a pool underlying an LTSPC.

The following tables present information related to Farmer Mac's acquisition of defaulted loans for the three and six months ended June 30, 2015 and 2014 and the outstanding balances and carrying amounts of all such loans as of June 30, 2015 and December 31, 2014:

Table 5.7

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)
Unpaid principal balance at acquisition date:
Loans underlying LTSPCs	$—	$—	$—	$440
Loans underlying off-balance sheet Farmer Mac Guaranteed Securities	1,324	—	1,981	—
Total unpaid principal balance at acquisition date	1,324	—	1,981	440
Contractually required payments receivable	—	—	—	440
Impairment recognized subsequent to acquisition	57	17	109	69
Recovery/release of allowance for defaulted loans	—	5	121	7

	As of
	June 30, 2015	December 31, 2014
	(in thousands)
Outstanding balance	$25,484	$24,921
Carrying amount	22,546	22,149

Net credit losses and 90-day delinquencies as of and for the periods indicated for loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs are presented in the table below.  As of June 30, 2015, there were no delinquencies and no probable losses inherent in Farmer Mac's Rural Utilities loan portfolio and Farmer Mac had not experienced credit losses on any Rural Utilities loans.

Table 5.8

	90-Day Delinquencies(1)		Net Credit Losses
	As of		For the Six Months Ended
	June 30, 2015	December 31, 2014	June 30, 2015	June 30, 2014
	(in thousands)
On-balance sheet assets:
Farm & Ranch:
Loans	$26,140	$18,427	$112	$(21)
Total on-balance sheet	$26,140	$18,427	$112	$(21)
Off-balance sheet assets:
Farm & Ranch:
LTSPCs	$5,712	$490	$—	$—
Total off-balance sheet	$5,712	$490	$—	$—
Total	$31,852	$18,917	$112	$(21)

(1)
Includes loans and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, or in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

Of the $26.1 million and $18.4 million of on-balance sheet loans reported as 90-day delinquencies as of June 30, 2015 and December 31, 2014, respectively, $1.8 million were loans subject to "removal-of-account" provisions.

Credit Quality Indicators

The following tables present credit quality indicators related to Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities as of June 30, 2015 and December 31, 2014:

Table 5.9

	As of June 30, 2015
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade(1)
On-balance sheet:
Acceptable	$1,735,454	$377,534	$382,150	$65,353	$25,071	$80	$2,585,642
Special mention(2)	12,856	—	34,854	2,500	—	—	50,210
Substandard(3)	20,372	38,672	6,118	9,479	—	—	74,641
Total on-balance sheet	$1,768,682	$416,206	$423,122	$77,332	$25,071	$80	$2,710,493
Off-Balance Sheet:
Acceptable	$1,221,082	$514,384	$757,470	$97,822	$52,299	$5,365	$2,648,422
Special mention(2)	35,174	10,185	18,364	1,143	—	8	64,874
Substandard(3)	11,627	7,353	17,273	5,258	19,634	636	61,781
Total off-balance sheet	$1,267,883	$531,922	$793,107	$104,223	$71,933	$6,009	$2,775,077
Total Ending Balance:
Acceptable	$2,956,536	$891,918	$1,139,620	$163,175	$77,370	$5,445	$5,234,064
Special mention(2)	48,030	10,185	53,218	3,643	—	8	115,084
Substandard(3)	31,999	46,025	23,391	14,737	19,634	636	136,422
Total	$3,036,565	$948,128	$1,216,229	$181,555	$97,004	$6,089	$5,485,570

Commodity analysis of past due loans(1)
On-balance sheet	$1,296	$20,606	$1,802	$2,436	$—	$—	$26,140
Off-balance sheet	2,889	608	2,114	101	—	—	5,712
90-days or more past due	$4,185	$21,214	$3,916	$2,537	$—	$—	$31,852

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)	Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.

(3)	Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of December 31, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade(1)
On-balance sheet:
Acceptable	$1,604,546	$353,487	$375,010	$57,239	$29,003	$—	$2,419,285
Special mention(2)	16,814	6,030	31,039	612	—	—	54,495
Substandard(3)	12,307	35,904	6,571	11,660	—	—	66,442
Total on-balance sheet	$1,633,667	$395,421	$412,620	$69,511	$29,003	$—	$2,540,222
Off-Balance Sheet
Acceptable	$1,282,773	$503,414	$799,047	$97,692	$64,363	$6,117	$2,753,406
Special mention(2)	13,603	12,150	30,281	1,351	—	8	57,393
Substandard(3)	11,223	9,210	18,670	5,400	20,994	656	66,153
Total off-balance sheet	$1,307,599	$524,774	$847,998	$104,443	$85,357	$6,781	$2,876,952
Total Ending Balance:
Acceptable	$2,887,319	$856,901	$1,174,057	$154,931	$93,366	$6,117	$5,172,691
Special mention(2)	30,417	18,180	61,320	1,963	—	8	111,888
Substandard(3)	23,530	45,114	25,241	17,060	20,994	656	132,595
Total	$2,941,266	$920,195	$1,260,618	$173,954	$114,360	$6,781	$5,417,174

Commodity analysis of past due loans(1)
On-balance sheet	$4,175	$6,869	$4,555	$2,828	$—	$—	$18,427
Off-balance sheet	—	—	490	—	—	—	490
90-days or more past due	$4,175	$6,869	$5,045	$2,828	$—	$—	$18,917

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)	Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.

(3)	Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

Concentrations of Credit Risk

The following table sets forth the geographic and commodity/collateral diversification, as well as the range of original loan-to-value ratios, for all Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs as of June 30, 2015 and December 31, 2014:

Table 5.10

	As of
	June 30, 2015	December 31, 2014
	(in thousands)
By commodity/collateral type:
Crops	$3,036,565	$2,941,266
Permanent plantings	948,128	920,195
Livestock	1,216,229	1,260,618
Part-time farm	181,555	173,954
Ag. Storage and Processing	97,004	114,360
Other	6,089	6,781
Total	$5,485,570	$5,417,174
By geographic region(1):
Northwest	$591,539	$573,135
Southwest	1,720,074	1,753,606
Mid-North	1,907,771	1,873,041
Mid-South	670,976	627,615
Northeast	209,909	214,402
Southeast	385,301	375,375
Total	$5,485,570	$5,417,174
By original loan-to-value ratio:
0.00% to 40.00%	$1,520,752	$1,503,076
40.01% to 50.00%	1,199,107	1,191,804
50.01% to 60.00%	1,522,736	1,491,502
60.01% to 70.00%	1,102,486	1,091,759
70.01% to 80.00%	119,173	115,645
80.01% to 90.00%	21,316	23,388
Total	$5,485,570	$5,417,174

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

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of June 30, 2015 and December 31, 2014, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans:

Table 6.1

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of June 30, 2015	As of December 31, 2014
	(in thousands)
Farm & Ranch:
Guaranteed Securities	$575,811	$636,086
USDA Guarantees:
Farmer Mac Guaranteed USDA Securities	10,888	13,978
Institutional Credit:
AgVantage Securities	986,529	986,528
Total off-balance sheet Farmer Mac Guaranteed Securities	$1,573,228	$1,636,592

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  The following table summarizes the significant cash flows received from and paid to trusts used for Farmer Mac securitizations:

Table 6.2

	For the Six Months Ended
	June 30, 2015	June 30, 2014
	(in thousands)
Proceeds from new securitizations	$99,477	$126,857
Guarantee fees received	2,082	2,416
Purchases of assets from the trusts	1,981	—

Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $9.8 million as of June 30, 2015 and $11.1 million as of December 31, 2014. As of June 30, 2015 and December 31, 2014, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 11.6 years and 12.0 years, respectively.  As of June 30, 2015 and December 31, 2014, the weighted-average remaining maturity of the off-balance sheet AgVantage securities was 1.9 years and 2.4 years, respectively.

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

The maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans, was $2.2 billion as of both June 30, 2015 and December 31, 2014.

As of both June 30, 2015 and December 31, 2014, the weighted-average remaining maturity of all loans underlying LTSPCs was 14.3 years.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $26.6 million as of June 30, 2015 and $26.8 million as of December 31, 2014.

7.	EQUITY

Non-Controlling Interest in Farmer Mac II LLC

On January 25, 2010, Farmer Mac completed a private offering of $250.0 million of securities issued by a newly formed Delaware statutory trust.  The trust securities, called Farm Asset-Linked Capital Securities or "FALConS," represented undivided beneficial ownership interests in 250,000 shares of non-cumulative perpetual preferred stock (the "Farmer Mac II LLC Preferred Stock") of Farmer Mac's subsidiary, Farmer Mac II LLC, a Delaware limited liability company.  The Farmer Mac II LLC Preferred Stock had a liquidation preference of $1,000 per share. On May 14, 2014, Farmer Mac purchased $6.0 million of FALConS from certain holders. On March 30, 2015, Farmer Mac II LLC redeemed all of the outstanding shares of Farmer Mac II LLC Preferred Stock which, in turn, triggered the redemption of all of the outstanding FALConS on that same day. Farmer Mac recognized an expense of $8.1 million in deferred issuance costs upon the retirement of the Farmer Mac II LLC Preferred Stock.

Capital Requirements

Farmer Mac is subject to the following capital requirements:

•
Statutory minimum capital requirement – Farmer Mac's statutory minimum capital level is an amount of core capital (stockholders' equity less accumulated other comprehensive income ) equal to the sum of 2.75 percent of Farmer Mac's aggregate on-balance sheet assets, as calculated for regulatory purposes, plus 0.75 percent of the aggregate off-balance sheet obligations of Farmer Mac, specifically including:

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

Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of June 30, 2015 and December 31, 2014, the minimum capital requirement was greater than the risk-based capital requirement. Farmer Mac's ability to declare and pay dividends on its preferred stock could be restricted if it fails to comply with applicable capital requirements.

As of June 30, 2015, Farmer Mac's minimum capital requirement was $443.8 million and its actual core capital level was $553.4 million, which was $109.6 million above the minimum capital requirement as of that date.  As of December 31, 2014, Farmer Mac's minimum capital requirement was $421.3 million and its actual core capital level was $766.3 million, which was $345.0 million above the minimum capital requirement as of that date.

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

As of June 30, 2015, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $6.0 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 39 percent of total assets and 76 percent of financial instruments measured at fair value as of June 30, 2015. As of December 31, 2014, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $5.5 billion whose fair values were estimated by management in the absence of readily determinable fair values.  These financial instruments measured as level 3 represented 38 percent of total assets and 73 percent of financial instruments measured at fair value as of December 31, 2014.

Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period.  There were no transfers within the fair value hierarchy for fair value measurements of Farmer Mac's investment securities, Farmer Mac Guaranteed Securities, USDA Securities, and financial derivatives during the first six months of 2015 and 2014. See Note 1(a) for information about the transfer of available-for-sale Farmer Mac Guaranteed Securities to held-to-maturity as of January 1, 2014.

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2015 and December 31, 2014, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Table 8.1

Assets and Liabilities Measured at Fair Value as of June 30, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$40,182	$40,182
Floating rate asset-backed securities	—	91,178	—	91,178
Floating rate corporate debt securities	—	10,060	—	10,060
Fixed rate corporate debt securities	—	14,985	—	14,985
Floating rate Government/GSE guaranteed mortgage-backed securities	—	711,060	—	711,060
Fixed rate GSE guaranteed mortgage-backed securities	—	8,047	—	8,047
Floating rate GSE subordinated debt	—	65,972	—	65,972
Fixed rate senior agency debt	—	297,845	—	297,845
Fixed rate U.S. Treasuries	612,570	—	—	612,570
Total available-for-sale	612,570	1,199,147	40,182	1,851,899
Trading:
Floating rate asset-backed securities	—	—	606	606
Total trading	—	—	606	606
Total Investment Securities	612,570	1,199,147	40,788	1,852,505
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—	4,016,200	4,016,200
Farmer Mac Guaranteed USDA Securities	—	—	35,008	35,008
Total Farmer Mac Guaranteed Securities	—	—	4,051,208	4,051,208
USDA Securities:
Available-for-sale	—	—	1,825,406	1,825,406
Trading	—	—	33,770	33,770
Total USDA Securities	—	—	1,859,176	1,859,176
Financial derivatives	—	7,455	—	7,455
Total Assets at fair value	$612,570	$1,206,602	$5,951,172	$7,770,344
Liabilities:
Financial derivatives	$58	$69,315	$—	$69,373
Total Liabilities at fair value	$58	$69,315	$—	$69,373
Nonrecurring:
Assets:
Loans held for investment	$—	$—	$10,125	$10,125
Total Nonrecurring Assets at fair value	$—	$—	$10,125	$10,125

Assets and Liabilities Measured at Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$40,576	$40,576
Floating rate asset-backed securities	—	100,902	—	100,902
Floating rate corporate debt securities	—	10,091	—	10,091
Fixed rate corporate debt	—	30,025	—	30,025
Floating rate Government/GSE guaranteed mortgage-backed securities	—	612,753	—	612,753
Fixed rate GSE guaranteed mortgage-backed securities	—	8,202	—	8,202
Floating rate GSE subordinated debt	—	66,320	—	66,320
Fixed rate senior agency debt	—	18,939	—	18,939
Floating rate U.S. Treasuries	74,979	—	—	74,979
Fixed rate U.S. Treasuries	975,712	—	—	975,712
Total available-for-sale	1,050,691	847,232	40,576	1,938,499
Trading:
Floating rate asset-backed securities	—	—	689	689
Total trading	—	—	689	689
Total Investment Securities	1,050,691	847,232	41,265	1,939,188
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—	3,631,662	3,631,662
Farmer Mac Guaranteed USDA Securities	—	—	27,619	27,619
Total Farmer Mac Guaranteed Securities	—	—	3,659,281	3,659,281
USDA Guaranteed Securities:
Available-for-sale	—	—	1,731,222	1,731,222
Trading	—	—	40,310	40,310
Total USDA Guaranteed Securities	—	—	1,771,532	1,771,532
Financial derivatives	—	4,177	—	4,177
Total Assets at fair value	$1,050,691	$851,409	$5,472,078	$7,374,178
Liabilities:
Financial derivatives	$3	$84,841	$—	$84,844
Total Liabilities at fair value	$3	$84,841	$—	$84,844
Nonrecurring:
Assets:
Loans held for investment	$—	$—	$5,973	$5,973
Total Nonrecurring Assets at fair value	$—	$—	$5,973	$5,973

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which Farmer Mac has used significant unobservable inputs to determine fair value. Net transfers in and/or out of level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no liabilities measured at fair value using significant unobservable inputs during the three months ended June 30, 2015.

Table 8.2

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended June 30, 2015
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$40,379	$—	$—	$—	$—	$(197)	$40,182
Total available-for-sale	40,379	—	—	—	—	(197)	40,182
Trading:
Floating rate asset-backed securities (1)	638	—	—	(190)	158	—	606
Total trading	638	—	—	(190)	158	—	606
Total Investment Securities	41,017	—	—	(190)	158	(197)	40,788
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	3,818,704	249,260	—	(9,245)	(11,354)	(31,165)	4,016,200
Farmer Mac Guaranteed USDA Securities	23,505	12,512	—	(1,766)	—	757	35,008
Total Farmer Mac Guaranteed Securities	3,842,209	261,772	—	(11,011)	(11,354)	(30,408)	4,051,208
USDA Securities:
Available-for-sale	1,794,844	111,421	—	(69,192)	—	(11,667)	1,825,406
Trading (2)	37,593	—	—	(3,834)	11	—	33,770
Total USDA Securities	1,832,437	111,421	—	(73,026)	11	(11,667)	1,859,176
Total Assets at fair value	$5,715,663	$373,193	$—	$(84,227)	$(11,185)	$(42,272)	$5,951,172

(1)	Unrealized gains are attributable to assets still held as of June 30, 2015 and are recorded in "Gains on trading securities."

(2)	Includes unrealized gains of $0.1 million attributable to assets still held as of June 30, 2015 that are recorded in "Gains on trading securities."

Level 3 Assets and Liabilities Measured at Fair Value for the the Three Months Ended June 30, 2014
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$64,963	$—	$(12,125)	$—	$(375)	$2,513	$54,976
Floating rate Government/GSE guaranteed mortgage-backed securities	203	—	—	(7)	—	(1)	195
Total available-for-sale	65,166	—	(12,125)	(7)	(375)	2,512	55,171
Trading:
Floating rate asset-backed securities(1)	923	—	—	(131)	88	—	880
Total trading	923	—	—	(131)	88	—	880
Total Investment Securities	66,089	—	(12,125)	(138)	(287)	2,512	56,051
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	3,467,655	295,775	—	(356,319)	3,818	5,583	3,416,512
Farmer Mac Guaranteed USDA Securities	21,608	—	—	(191)	—	(373)	21,044
Total Farmer Mac Guaranteed Securities	3,489,263	295,775	—	(356,510)	3,818	5,210	3,437,556
USDA Securities:
Available-for-sale	1,600,659	90,785	—	(59,640)	—	5,126	1,636,930
Trading(2)	51,102	—	—	(4,843)	(160)	—	46,099
Total USDA Securities	1,651,761	90,785	—	(64,483)	(160)	5,126	1,683,029
Total Assets at fair value	$5,207,113	$386,560	$(12,125)	$(421,131)	$3,371	$12,848	$5,176,636
Liabilities:
Financial derivatives	$(161)	$—	$—	$—	$161	$—	$—
Total Liabilities at fair value	$(161)	$—	$—	$—	$161	$—	$—

(1)	Unrealized gains are attributable to assets still held as of June 30, 2014 and are recorded in "Gains on trading securities."

(2)	Includes immaterial unrealized losses attributable to assets still held as of June 30, 2014 that are recorded in "Gains on trading securities."

Level 3 Assets and Liabilities Measured at Fair Value for the the Six Months Ended June 30, 2015
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$40,576	$—	$—	$—	$—	$(394)	$40,182
Total available-for-sale	40,576	—	—	—	—	(394)	40,182
Trading:
Floating rate asset-backed securities(1)	689	—	—	(437)	354	—	606
Total trading	689	—	—	(437)	354	—	606
Total Investment Securities	41,265	—	—	(437)	354	(394)	40,788
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	3,631,662	464,175	—	(66,997)	(2,478)	(10,162)	4,016,200
Farmer Mac Guaranteed USDA Securities	27,619	12,512	—	(6,418)	—	1,295	35,008
Total Farmer Mac Guaranteed Securities	3,659,281	476,687	—	(73,415)	(2,478)	(8,867)	4,051,208
USDA Securities:
Available-for-sale	1,731,222	200,607	—	(133,383)	—	26,960	1,825,406
Trading(2)	40,310	—	—	(6,717)	177	—	33,770
Total USDA Securities	1,771,532	200,607	—	(140,100)	177	26,960	1,859,176
Total Assets at fair value	$5,472,078	$677,294	$—	$(213,952)	$(1,947)	$17,699	$5,951,172

(1)	Unrealized gains are attributable to assets still held as of June 30, 2015 and are recorded in "Gains on trading securities."

(2)	Includes unrealized gains of $0.2 million attributable to assets still held as of June 30, 2015 that are recorded in "Gains on trading securities."

Level 3 Assets and Liabilities Measured at Fair Value for the Six Months Ended June 30, 2014
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Transfers Out	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$65,285	$—	$(12,125)	$—	$(375)	$2,191	$—	$54,976
Floating rate Government/GSE guaranteed mortgage-backed securities	205	—	—	(11)	—	1	—	195
Total available-for-sale	65,490	—	(12,125)	(11)	(375)	2,192	—	55,171
Trading:
Floating rate asset-backed securities(1)	928	—	—	(414)	366	—	—	880
Total trading	928	—	—	(414)	366	—	—	880
Total Investment Securities	66,418	—	(12,125)	(425)	(9)	2,192	—	56,051
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	5,070,366	465,775	—	(532,588)	6,568	18,477	(1,612,086)	3,416,512
Farmer Mac Guaranteed USDA Securities	21,234	—	—	(362)	—	172	—	21,044
Total Farmer Mac Guaranteed Securities	5,091,600	465,775	—	(532,950)	6,568	18,649	(1,612,086)	3,437,556
USDA Securities:
Available-for-sale	1,553,669	158,769	—	(120,095)	—	44,587	—	1,636,930
Trading(2)	58,344	—	—	(12,462)	217	—	—	46,099
Total USDA Securities	1,612,013	158,769	—	(132,557)	217	44,587	—	1,683,029
Total Assets at fair value	$6,770,031	$624,544	$(12,125)	$(665,932)	$6,776	$65,428	$(1,612,086)	$5,176,636
Liabilities:
Financial derivatives	$(235)	$—	$—	$—	$235	$—	$—	$—
Total Liabilities at fair value	$(235)	$—	$—	$—	$235	$—	$—	$—

(1)	Unrealized gains are attributable to assets still held as of June 30, 2014 and are recorded in "Gains on trading securities."

(2)	Includes unrealized gains of $0.7 million attributable to assets still held as of June 30, 2014 that are recorded in "Gains on trading securities."

The following tables present additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in level 3 of the fair value hierarchy as of June 30, 2015 and December 31, 2014.

Table 8.3

	As of June 30, 2015
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$40,182	Indicative bids	Range of broker quotes	82.0% - 94.0% (86.2%)
Floating rate asset-backed securities	$606	Discounted cash flow	Discount rate	15.5% - 21.7% (18.9%)
			CPR	10%
Farmer Mac Guaranteed Securities:
AgVantage	$4,016,200	Discounted cash flow	Discount rate	0.8% - 3.3% (1.5%)
Farmer Mac Guaranteed USDA Securities	$35,008	Discounted cash flow	Discount rate	1.0% - 3.9% (1.9%)
			CPR	8% - 20% (11%)
USDA Securities	$1,859,176	Discounted cash flow	Discount rate	1.1% - 5.3% (3.1%)
			CPR	0% - 18% (7%)

	As of December 31, 2014
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$40,576	Indicative bids	Range of broker quotes	82.0% - 94.0% (87.1%)
Floating rate asset-backed securities	$689	Discounted cash flow	Discount rate	14.3% - 23.9% (19.1%)
			CPR	10%
Farmer Mac Guaranteed Securities:
AgVantage	$3,631,662	Discounted cash flow	Discount rate	0.7% - 2.7% (1.3%)
Farmer Mac Guaranteed USDA Securities	$27,619	Discounted cash flow	Discount rate	0.8% - 3.6% (1.9%)
			CPR	0% - 21% (9%)
USDA Securities	$1,771,532	Discounted cash flow	Discount rate	1.1% - 5.3% (3.2%)
			CPR	0% - 20% (8%)

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

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities, and guarantees and commitments as of June 30, 2015 and December 31, 2014:

Table 8.4

	As of June 30, 2015		As of December 31, 2014
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,683,156	$1,683,156	$1,363,387	$1,363,387
Investment securities	1,852,505	1,852,505	1,939,188	1,939,188
Farmer Mac Guaranteed Securities	5,887,504	5,873,235	5,459,857	5,453,901
USDA Securities	1,859,176	1,859,176	1,771,532	1,771,532
Loans	3,735,725	3,659,632	3,547,424	3,520,075
Financial derivatives	7,455	7,455	4,177	4,177
Guarantee and commitment fees receivable:
LTSPCs	29,713	27,539	29,095	27,807
Farmer Mac Guaranteed Securities	10,389	10,308	11,876	11,655
Financial liabilities:
Notes payable:
Due within one year	7,634,681	7,632,668	7,357,770	7,353,953
Due after one year	6,079,672	6,013,237	5,556,570	5,471,186
Debt securities of consolidated trusts held by third parties	520,755	516,004	423,085	424,214
Financial derivatives	69,373	69,373	84,844	84,844
Guarantee and commitment obligations:
LTSPCs	28,807	26,633	28,130	26,843
Farmer Mac Guaranteed Securities	9,865	9,784	11,303	11,082

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

The financial information presented below reflects the accounts of Farmer Mac and its subsidiaries on a consolidated basis.  Accordingly, the core earnings for Farmer Mac's reportable operating segments will differ from the stand-alone financial statements of Farmer Mac's subsidiaries.  These differences will be due to various factors, including the reversal of unrealized gains and losses related to fair value changes of trading assets and financial derivatives, as well as the allocation of certain expenses such as dividends and interest expense related to the issuance of capital and the incurrence of indebtedness managed at the corporate level.  The allocation of general and administrative expenses that are not directly attributable to an operating segment may also result in differences.  The assets of Farmer Mac's subsidiary Farmer Mac II LLC will only be available to creditors of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied.  As of June 30, 2015, Farmer Mac II LLC held assets with a fair value of $1.9 billion, had debt outstanding of $777.0 million, and had $1.0 billion of common stock outstanding held by Farmer Mac.

The following tables present core earnings for Farmer Mac's reportable operating segments and a reconciliation to consolidated net income for the three and six months ended June 30, 2015 and 2014:

Table 9.1

Core Earnings by Business Segment
For the Three Months Ended June 30, 2015
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Interest income(1)	$22,159	$14,779	$6,521	$20,036	$3,094	$(197)		$66,392
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(697)	—	—	—	—	697		—
Interest expense(2)	(11,781)	(10,313)	(3,683)	(9,176)	(1,152)	1,577		(34,528)
Net effective spread	9,681	4,466	2,838	10,860	1,942	2,077		31,864
Guarantee and commitment fees	3,693	8	—	384	—	(697)		3,388
Other income/(expense)(3)	160	28	—	—	(212)	14,843		14,819
Non-interest income/(loss)	3,853	36	—	384	(212)	14,146		18,207

Provision for loan losses	(110)	—	—	—	—	—		(110)

Provision for losses	(1,146)	—	—	—	—	—		(1,146)
Other non-interest expense	(4,304)	(1,025)	(860)	(532)	(2,986)	—		(9,707)
Non-interest expense(4)	(5,450)	(1,025)	(860)	(532)	(2,986)	—		(10,853)
Core earnings before income taxes	7,974	3,477	1,978	10,712	(1,256)	16,223	(5)	39,108
Income tax (expense)/benefit	(2,791)	(1,216)	(691)	(3,749)	356	(5,678)		(13,769)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest	5,183	2,261	1,287	6,963	(900)	10,545	(5)	25,339
Preferred stock dividends	—	—	—	—	(3,296)	—		(3,296)
Non-controlling interest	—	—	—	—	119	—		119
Segment core earnings/(losses)	$5,183	$2,261	$1,287	$6,963	$(4,077)	$10,545	(5)	$22,162

Total assets at carrying value	$2,780,018	$1,913,390	$962,702	$5,874,088	$3,614,399	$—		$15,144,597
Total on- and off-balance sheet program assets at principal balance	5,485,570	1,862,430	954,188	6,827,939		—		15,130,127

(1)	Includes reconciling adjustments for the amortization of premiums and discounts on assets consolidated at fair value to reflect core earnings amounts.

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

Core Earnings by Business Segment
For the Three Months Ended June 30, 2014
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Interest income(1)	$19,598	$13,307	$6,782	$20,073	$5,185	$(470)		$64,475
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(513)	—	—	—	—	513		—
Interest expense(2)	(11,265)	(9,148)	(3,829)	(10,116)	(1,025)	(7,119)		(42,502)
Net effective spread	7,820	4,159	2,953	9,957	4,160	(7,076)		21,973
Guarantee and commitment fees	3,807	23	—	386	—	(513)		3,703
Other income/(expense)(3)	242	9	—	—	(603)	2,913		2,561
Non-interest income/(loss)	4,049	32	—	386	(603)	2,400		6,264

Release of allowance for loan losses	1,583	—	—	—	—	—		1,583

Release of reserve for losses	974	—	—	—	—	—		974
Other non-interest expense	(3,914)	(764)	(830)	(492)	(2,830)	—		(8,830)
Non-interest expense(4)	(2,940)	(764)	(830)	(492)	(2,830)	—		(7,856)
Core earnings before income taxes	10,512	3,427	2,123	9,851	727	(4,676)	(5)	21,964
Income tax (expense)/benefit	(3,679)	(1,200)	(743)	(3,447)	13,803	1,634		6,368
Core earnings before preferred stock dividends and attribution of income to non-controlling interest	6,833	2,227	1,380	6,404	14,530	(3,042)	(5)	28,332
Preferred stock dividends	—	—	—	—	(2,308)	—		(2,308)
Non-controlling interest	—	—	—	—	(5,819)	—		(5,819)
Segment core earnings/(losses)	$6,833	$2,227	$1,380	$6,404	$6,403	$(3,042)	(5)	$20,205

Total assets at carrying value	$2,387,899	$1,721,003	$1,022,421	$5,115,147	$4,423,632	$—		$14,670,102
Total on- and off-balance sheet program assets at principal balance	5,310,664	1,710,335	1,012,313	6,039,230		—		14,072,542

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

Core Earnings by Business Segment
For the Six Months Ended June 30, 2015
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Interest income(1)	$44,127	$29,127	$13,106	$39,335	$5,959	$(1,311)		$130,343
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(1,332)	—	—	—	—	1,332		—
Interest expense(2)	(23,000)	(20,436)	(7,464)	(18,050)	(2,328)	3,588		(67,690)
Net effective spread	19,795	8,691	5,642	21,285	3,631	3,609		62,653
Guarantee and commitment fees	7,326	2	—	769	—	(1,332)		6,765
Other income/(expense)(3)	247	87	—	—	(764)	12,347		11,917
Non-interest income/(loss)	7,573	89	—	769	(764)	11,015		18,682

Provision for loan losses	(186)	—	—	—	—	—		(186)

Provision for losses	(374)	—	—	—	—	—		(374)
Other non-interest expense	(8,630)	(1,410)	(1,726)	(1,067)	(5,989)	—		(18,822)
Non-interest expense(4)	(9,004)	(1,410)	(1,726)	(1,067)	(5,989)	—		(19,196)
Core earnings before income taxes	18,178	7,370	3,916	20,987	(3,122)	14,624	(5)	61,953
Income tax (expense)/benefit	(6,362)	(2,579)	(1,369)	(7,345)	2,872	(3,217)		(18,000)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest	11,816	4,791	2,547	13,642	(250)	11,407	(5)	43,953
Preferred stock dividends	—	—	—	—	(6,591)	—		(6,591)
Non-controlling interest	—	—	—	—	(5,235)	—		(5,235)
Loss on retirement of preferred stock	—	—	—	—	—	(8,147)		(8,147)
Segment core earnings/(losses)	$11,816	$4,791	$2,547	$13,642	$(12,076)	$3,260	(5)	$23,980

Total assets at carrying value	$2,780,018	$1,913,390	$962,702	$5,874,088	$3,614,399	$—		$15,144,597
Total on- and off-balance sheet program assets at principal balance	5,485,570	1,862,430	954,188	6,827,939		—		15,130,127

(1)	Includes reconciling adjustments for the amortization of premiums and discounts on assets consolidated at fair value to reflect core earnings amounts.

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

Core Earnings by Business Segment
For the Six Months Ended June 30, 2014
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Interest income(1)	$37,936	$26,266	$14,525	$40,455	$10,420	$(12,675)		$116,927
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(1,044)	—	—	—	—	1,044		—
Interest expense(2)	(21,958)	(18,323)	(9,582)	(21,092)	(2,118)	(4,155)		(77,228)
Net effective spread	14,934	7,943	4,943	19,363	8,302	(15,786)		39,699
Guarantee and commitment fees	7,716	49	—	766	—	(1,044)		7,487
Other income/(expense)(3)	373	36	—	—	(1,174)	(3,493)		(4,258)
Non-interest income/(loss)	8,089	85	—	766	(1,174)	(4,537)		3,229

Release of allowance for loan losses	1,010	—	—	—	—	—		1,010

Release of reserve for losses	873	—	—	—	—	—		873
Other non-interest expense	(7,466)	(1,495)	(1,607)	(937)	(5,171)	—		(16,676)
Non-interest expense(4)	(6,593)	(1,495)	(1,607)	(937)	(5,171)	—		(15,803)
Core earnings before income taxes	17,440	6,533	3,336	19,192	1,957	(20,323)	(5)	28,135
Income tax (expense)/benefit	(6,103)	(2,288)	(1,168)	(6,717)	16,676	7,109		7,509
Core earnings before preferred stock dividends and attribution of income to non-controlling interest	11,337	4,245	2,168	12,475	18,633	(13,214)	(5)	35,644
Preferred stock dividends	—	—	—	—	(3,260)	—		(3,260)
Non-controlling interest	—	—	—	—	(11,366)	—		(11,366)
Segment core earnings/(losses)	$11,337	$4,245	$2,168	$12,475	$4,007	$(13,214)	(5)	$21,018

Total assets at carrying value	$2,387,899	$1,721,003	$1,022,421	$5,115,147	$4,423,632	$—		$14,670,102
Total on- and off-balance sheet program assets at principal balance	5,310,664	1,710,335	1,012,313	6,039,230		—		14,072,542

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

Financial information included in this report is consolidated to include the accounts of Farmer Mac and its three subsidiaries – Farmer Mac Mortgage Securities Corporation, Farmer Mac II LLC, and Contour Valuation Services, LLC. This discussion and analysis of financial condition and results of operations should be read together with (1) the interim unaudited consolidated financial statements and the related notes that appear elsewhere in this report and (2) Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission ("SEC") on March 16, 2015.

FORWARD-LOOKING STATEMENTS

Some statements made in this report, and in particular in the "Management's Discussion & Analysis of Financial Condition and Results of Operations" section, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 pertaining to management's current expectations as to Farmer Mac's future financial results, business prospects, and business developments.  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements. These statements typically are accompanied by, and identified with, terms such as "anticipates," "believes," "expects," "intends," "plans," "potential," "may," "should," and similar phrases.  This report includes forward-looking statements addressing Farmer Mac's:

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

Management's expectations for Farmer Mac's future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties.  Various factors or events, both known and unknown, could cause Farmer Mac's actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under "Risk Factors" in Part I, Item 1A of Farmer Mac's Annual Report on Form 10-K for the fiscal period ended December 31, 2014 filed with the SEC on March 16, 2015, and uncertainties regarding:

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

Overview

Farmer Mac increased its outstanding business volume to $15.1 billion and continued to maintain its high asset quality during second quarter 2015. The effects of Farmer Mac's cash management and liquidity initiative and capital restructuring initiative are explained in the comparisons of financial results between second quarter 2015 and second quarter 2014 and first quarter 2015. These two initiatives were completed in first quarter 2015 and are described in more detail in Farmer Mac's Annual Report on Form 10-K filed with the SEC on March 16, 2015.

Net Income and Core Earnings

Farmer Mac's net income attributable to common stockholders for second quarter 2015 was $22.2 million, compared to $20.2 million for second quarter 2014. The increase was primarily attributable to the effects of unrealized fair value changes on financial derivatives and hedged assets, which was a $10.4 million after-tax gain in second quarter 2015, compared to a $3.1 million after-tax loss in second quarter 2014. In addition, preferred stock dividend expense decreased by $2.8 million after-tax in second quarter 2015 compared to second quarter 2014, primarily due to the redemption of all outstanding shares of Farmer Mac II LLC Preferred Stock on March 30, 2015. Second quarter 2014 included an $11.6 million tax benefit related to the cash management and liquidity initiative with no similar effect in second quarter 2015. The year-over-year increase in net income attributable to common stockholders was also offset by Farmer Mac's provision for losses in second quarter 2015 of $0.8 million after-tax, compared to a release from the allowance for losses of $1.7 million after-tax in second quarter 2014. For more information about quarter-to-quarter changes in net income attributable to common stockholders, see "—Results of Operations."

Farmer Mac's non-GAAP core earnings for second quarter 2015 were $11.6 million, compared to $23.2 million in second quarter 2014 and $9.1 million in first quarter 2015. The year-over-year decrease was primarily due to the absence in second quarter 2015 of the $11.6 million tax benefit realized in second quarter 2014 related to the cash management and liquidity initiative. Other significant contributors to the year-over-year decrease in core earnings were the increase in credit expenses of $2.5 million after-tax and the loss of $1.9 million after-tax in preferred dividend income resulting from the October 1, 2014 redemption of $78.5 million of high-yielding preferred stock previously held in Farmer Mac's investment portfolio. Operating expenses also increased by $0.6 million after-tax primarily due to higher compensation costs. The year-over-year decrease in core earnings was offset in part by: (1) a $2.8 million after-tax decrease in preferred dividend expense resulting from the redemption of all outstanding shares of Farmer Mac II LLC Preferred Stock, netted against the incremental preferred dividend costs incurred as part of the capital restructuring initiative and (2) a $1.9 million after-tax increase in net effective spread, excluding the effect of Farmer Mac's investment in the $78.5 million of redeemed preferred stock, resulting from net growth in outstanding business volume. The increase in core earnings in second quarter 2015 compared to first quarter 2015 was primarily due to the elimination of $3.5 million after-tax in dividend payments as a result of the completion of the capital restructuring initiative and an increase in after-tax net effective spread of $0.3 million. This increase was offset in part by a $1.3 million after-tax increase in credit expenses and a $0.4 million after-tax increase in operating expenses primarily attributable to legal fees incurred for the preparation of comment letters in response to the FCA's proposed rule on Farmer Mac's board governance and standards of conduct. Those comment letters were finalized and submitted in June 2015. The fair value changes on derivatives do not affect core earnings. For more information about the composition of core earnings, see "—Results of Operations."

Farmer Mac's net effective spread was $29.8 million (88 basis points) in second quarter 2015, compared to $29.0 million (92 basis points) in second quarter 2014 and $29.3 million (86 basis points) in first quarter 2015. The year-over-year decrease in basis points was primarily attributable to the loss of $2.1 million in preferred dividend income (7 basis points) from the October 2014 redemption of preferred stock held in Farmer Mac's investment portfolio and was partially offset by lower funding costs in second quarter 2015 compared to second quarter 2014. The decrease in funding costs was due to the maturity of older, higher cost debt and the issuance of new debt at lower market rates during the second half of 2014 and first half of 2015. The year-over-year increase in dollars was primarily attributable to growth in outstanding business volume. The increase in net effective spread compared to first quarter 2015 was primarily due to growth in outstanding business volume.

Business Volume

Farmer Mac added $731.1 million of new business volume during second quarter 2015. The new business volume included purchases of AgVantage securities of $307.3 million, Farm & Ranch loan purchases of $196.9 million, Farm & Ranch loans added under LTSPCs of $102.9 million, and USDA Securities purchases of $123.9 million. Taking into account maturities and paydowns on existing assets, Farmer Mac's outstanding business volume was $15.1 billion as of June 30, 2015, an increase of $469.9 million from March 31, 2015, $532.4 million from December 31, 2014, and $1.1 billion from June 30, 2014.
Capital

As of June 30, 2015, Farmer Mac's core capital level was $553.4 million, $109.6 million above the minimum capital level required by Farmer Mac's statutory charter.  As of December 31, 2014, Farmer Mac's core capital level was $766.3 million, which was $345.0 million above the minimum capital requirement. The decrease in capital in excess of the minimum capital level was due to the redemption of the Farmer Mac II LLC Preferred Stock.

Credit Quality

Farmer Mac continues to maintain very favorable credit metrics, as substandard assets and the total allowances and reserves for losses as a percentage of the Farm & Ranch portfolio remain at similar levels compared to first quarter 2015. During second quarter 2015, Farmer Mac increased its allowance for losses by $1.3 million, primarily as a result of an inherent loss on one canola facility loan with an unpaid principal balance of $13.5 million. As of June 30, 2015, Farmer Mac's 90-day delinquencies were $31.9 million (0.58 percent of the Farm & Ranch portfolio), up from $18.9 million (0.35 percent of the Farm & Ranch portfolio) as of December 31, 2014, and from $25.9 million (0.49 percent of the Farm & Ranch portfolio) as of June 30, 2014. The primary cause of the increase in 90-day delinquencies during 2015 was the delinquency in first quarter 2015 of one borrower in the Northwest geographic region. Farmer Mac's exposure to this borrower was $9.4 million as of June 30, 2015. In July 2015, Farmer Mac received full repayment on loans to this borrower. For more information about Farmer Mac's credit metrics, including 90-day delinquencies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

Results of Operations

Farmer Mac's net income attributable to common stockholders for the three months ended June 30, 2015 was $22.2 million, or $1.94 per diluted common share, compared to $20.2 million, or $1.78 per diluted common share, for the same period in 2014. For the six months ended June 30, 2015, Farmer Mac's net income attributable to common stockholders was $24.0 million, or $2.11 per diluted common share, compared to $21.0 million, or $1.85 per diluted common share, for the six months ended June 30, 2014. Farmer Mac's non-GAAP core earnings were $11.6 million, or $1.02 per diluted common share for the three months ended June 30, 2015, compared to $23.2 million, or $2.05 per diluted common share for the same period in 2014. Farmer Mac's non-GAAP core earnings were $20.7 million, or $1.82 per diluted common share, for the six months ended June 30, 2015, compared to $34.2 million, or $3.02 per diluted common share, for the same period in 2014.

Farmer Mac uses core earnings to measure corporate economic performance and develop financial plans because, in management's view, core earnings is a useful alternative measure in understanding Farmer Mac's economic performance, transaction economics, and business trends. Core earnings principally differs from net income attributable to common stockholders by excluding the effects of fair value fluctuations, which are not expected to have a cumulative net impact on financial condition or results of operations reported in accordance with GAAP if the related financial instruments are held to maturity, as is generally expected. Core earnings also differs from net income attributable to common stockholders by excluding specified infrequent or unusual transactions that Farmer Mac believes are not indicative of future operating results and that may not reflect the trends and economic financial performance of Farmer Mac's core business. Accordingly, the loss from retirement of the Farmer Mac II LLC Preferred Stock in first quarter 2015 has been excluded from core earnings because it is not a frequently occurring transaction and not indicative of future operating results. This is also consistent with Farmer Mac's previous treatment of these types of origination costs associated with securities underwriting that are capitalized and deferred during the life of the security. The non-GAAP financial measure of core earnings used by Farmer Mac may not be comparable to similarly labeled non-GAAP financial measures disclosed by other companies. Farmer Mac's disclosure of this non-GAAP measure is intended to be supplemental in nature, and is not meant to be considered in isolation from, as a substitute for, or as more important than, the related financial information prepared in accordance with GAAP.

A reconciliation of Farmer Mac's net income attributable to common stockholders to core earnings is presented in the following table along with a breakdown of the composition of core earnings:

Table 1

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Three Months Ended
	June 30, 2015	June 30, 2014
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$22,162	$20,205
Less the after-tax effects of:
Unrealized gains/(losses) on financial derivatives and hedging activities	10,388	(3,053)
Unrealized gains on trading assets (1)	110	(46)
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(81)	(179)
Net effects of settlements on agency forward contracts	128	236
Sub-total	10,545	(3,042)
Core earnings	$11,617	$23,247

Composition of Core Earnings:
Revenues:
Net effective spread	$29,787	$29,049
Guarantee and commitment fees	4,085	4,216
Other(2)	(24)	(520)
Total revenues	33,848	32,745

Credit related expense/(income):
Provision for/(release of) losses	1,256	(2,557)
REO operating expenses	—	59
Gains on sale of REO	—	(168)
Total credit related expense/(income)	1,256	(2,666)

Operating expenses:
Compensation and employee benefits	5,733	4,889
General and administrative	3,374	3,288
Regulatory fees	600	594
Total operating expenses	9,707	8,771

Net earnings	22,885	26,640
Income tax expense/(benefit)(3)	8,091	(4,734)
Net (loss)/income attributable to non-controlling interest	(119)	5,819
Preferred stock dividends	3,296	2,308
Core earnings	$11,617	$23,247

Core earnings per share:
Basic	$1.06	$2.13
Diluted	1.02	2.05
Weighted-average shares:
Basic	11,010	10,924
Diluted	11,438	11,361

(1)	Excludes unrealized gains related to securities sold, not yet purchased of $7.8 million during the three months ended June 30, 2014.

(2)
Includes $7.8 million of interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased and $7.8 million of unrealized gains on securities sold, not yet purchased during the three months ended June 30, 2014.

(3)
Includes the reduction of $11.6 million of tax valuation allowance against capital loss carryforwards related to capital gains on securities sold, not yet purchased during the three months ended June 30, 2014.

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Six Months Ended
	June 30, 2015	June 30, 2014
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$23,980	$21,018
Less the after-tax effects of:
Unrealized gains/(losses) on financial derivatives and hedging activities	9,806	(5,448)
Unrealized gains on trading assets (1)	346	380
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value(2)	(610)	(8,206)
Net effects of settlements on agency forward contracts	(36)	60
Loss on retirement of Farmer Mac II LLC Preferred Stock(3)	(6,246)	—
Sub-total	3,260	(13,214)
Core earnings	$20,720	$34,232

Composition of Core Earnings:
Revenues:
Net effective spread	$59,044	$55,485
Guarantee and commitment fees	8,097	8,531
Other(4)	(429)	(930)
Total revenues	66,712	63,086

Credit related expense/(income):
Provision for/(release of) losses	560	(1,883)
REO operating expenses	(1)	61
Losses/(gains) on sale of REO	1	(165)
Total credit related expense/(income)	560	(1,987)

Operating expenses:
Compensation and employee benefits	11,426	9,345
General and administrative	6,197	6,082
Regulatory fees	1,200	1,188
Total operating expenses	18,823	16,615

Net earnings	47,329	48,458
Income tax expense/(benefit)(5)	14,783	(400)
Net income attributable to non-controlling interest	5,235	11,366
Preferred stock dividends	6,591	3,260
Core earnings	$20,720	$34,232

Core earnings per share:
Basic	$1.89	$3.14
Diluted	1.82	3.02
Weighted-average shares:
Basic	10,974	10,906
Diluted	11,385	11,354

(1)	Excludes unrealized gains related to securities sold, not yet purchased of $7.8 million during the six months ended June 30, 2014

(2)	Includes $7.5 million related to the acceleration of premium amortization in first quarter 2014 due to significant refinancing activity in the Rural Utilities line of business.

(3)	Relates to the write-off of deferred issuance costs as a result of the retirement of Farmer Mac II LLC Preferred Stock.

(4)
Includes $7.8 million of interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased and $7.8 million of unrealized gains on securities sold, not yet purchased during the six months ended June 30, 2014.

(5)
Includes the reduction of $11.6 million of tax valuation allowance against capital loss carryforwards related to capital gains on securities sold, not yet purchased during the six months ended June 30, 2014. Includes the reduction in tax valuation allowance of $0.8 million associated with certain gains on investment portfolio assets during the six months ended June 30, 2014.

The following sections provide more detail regarding specific components of Farmer Mac's results of operations.

Net Interest Income.  Net interest income for the three and six months ended June 30, 2015 was $31.9 million and $62.7 million, respectively, compared to $22.0 million and $39.7 million for the same period in 2014. The increase in net interest income primarily resulted from the absence of the following two items that did not recur in the first six months of 2015 but were included in net interest income for the first six months of 2014: (1) the acceleration of amortization of $11.6 million in premiums associated with certain Rural Utilities loans that were refinanced into other loan products in first quarter 2014; and (2) interest expense of $7.8 million associated with securities purchased under agreements to resell and securities sold, not yet purchased (related to Farmer Mac's cash management and liquidity initiative that began in second quarter 2014). The increase in net interest income was also attributable in part to an increase in the average outstanding balance of Farm & Ranch loans, USDA Securities, and AgVantage securities. The increase in net interest income was partially offset by the loss of $4.3 million in preferred dividend income due to the October 2014 redemption of high-yielding preferred stock previously held in Farmer Mac's investment portfolio. The overall net interest yield was 89 basis points for the six months ended June 30, 2015, compared to 60 basis points for the six months ended June 30, 2014.

The following table provides information regarding interest-earning assets and funding for the six months ended June 30, 2015 and 2014.  The average balance of non-accruing loans is included in the average balance of loans, Farmer Mac Guaranteed Securities, and USDA Securities presented, though the related income is accounted for on a cash basis.  Therefore, as the average balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly.  The average balance of loans in consolidated trusts with beneficial interests owned by third parties is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities.  The interest income and expense associated with these trusts are shown in the net effect of consolidated trusts.

Table 2

	For the Six Months Ended
	June 30, 2015			June 30, 2014
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments(1)	$3,249,476	$5,959	0.37%	$3,290,497	$10,338	0.63%
Loans, Farmer Mac Guaranteed Securities and USDA Securities(2)(3)	10,363,677	115,330	2.23%	9,693,192	100,288	2.07%
Total interest-earning assets	13,613,153	121,289	1.78%	12,983,689	110,626	1.70%
Funding:
Notes payable due within one year	5,554,106	4,996	0.18%	4,727,444	3,697	0.16%
Notes payable due after one year(4)	7,492,262	54,972	1.47%	7,285,762	60,531	1.66%
Other interest-bearing liabilities(5)	—	—	—%	368,034	7,743	4.21%
Total interest-bearing liabilities(6)	13,046,368	59,968	0.92%	12,381,240	71,971	1.16%
Net non-interest-bearing funding	566,786	—		602,449	—
Total funding	13,613,154	59,968	0.88%	12,983,689	71,971	1.11%
Net interest income/yield prior to consolidation of certain trusts	13,613,154	61,321	0.90%	12,983,689	38,655	0.60%
Net effect of consolidated trusts(7)	478,225	1,332	0.56%	318,883	1,044	0.66%
Adjusted net interest income/yield	$14,091,379	$62,653	0.89%	$13,302,572	$39,699	0.60%

(1)
Average balance includes $371.7 million of securities purchased under agreements to resell in 2014. Includes $0.1 million of interest expense related to securities purchased under agreements to resell in 2014.

(2)
Includes $11.6 million related to the acceleration of premium amortization in first quarter 2014 due to refinancing activity in the Rural Utilities line of business. Excludes interest income of $9.1 million and $6.3 million in 2015 and 2014, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(3)
See Note 1(d) to the consolidated financial statements for more information about the reclassification of certain amounts in prior periods from guarantee and commitment fees to interest income related to on-balance sheet Farmer Mac Guaranteed Securities.

(4)	Includes current portion of long-term notes.

(5)	Represents securities sold, not yet purchased.

(6)	Excludes interest expense of $7.7 million and $5.3 million in 2015 and 2014, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(7)	Includes the effect of consolidated trusts with beneficial interests owned by third parties.

The lower average rate earned on cash and investments during the first six months of 2015 compared to the first six months of 2014 reflects reinvestment from higher yielding investment securities which matured or were called during 2014 into lower yielding assets and an increase in the average balance of cash and cash equivalents earning minimal yields. The average rate earned on cash and investments during the first six months of 2014 included the effects of interest costs resulting from the slightly negative rate of return received on the securities purchased under agreements to resell (repos) that were part of Farmer Mac's cash management and liquidity initiative. Farmer Mac's positions in these securities were closed in fourth quarter 2014 and therefore did not have an effect during the first six months of 2015 as compared to the first six months of 2014.  The higher average rate on loans, Farmer Mac Guaranteed Securities, and USDA Securities was due to the absence during the first six months of 2015 of the acceleration of amortization in premiums associated with certain Rural Utilities loans that occurred in the first six months of 2014, partially offset by the decline in market rates as reflected in the rates on loans and AgVantage securities acquired, reset, or refinanced during 2014 and 2015. The average rates on notes payable due within one year are consistent with general trends in average short-term rates during the period presented.  The downward trend in the average rate on notes payable due after one year for the first six months of 2015 as compared to the same period in 2014 reflects the retirement of older debt and the issuance of new debt at lower market rates. Other-interest bearing liabilities consist of high coupon fixed-rate U.S. Treasury securities and represent Farmer Mac's positions in securities sold, not yet purchased entered into beginning in second quarter 2014 as part of Farmer Mac's cash management and liquidity initiative. These positions were closed in fourth quarter 2014 and therefore did not have an effect during the first six months of 2015 as compared to the first six months of 2014.

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

Table 3

	For the Six Months Ended June 30, 2015 Compared to Same Period 2014
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments(1)	$(4,252)	$(127)	$(4,379)
Loans, Farmer Mac Guaranteed Securities and USDA Securities(2)	7,835	7,207	15,042
Total	3,583	7,080	10,663
Expense from other interest-bearing liabilities(3)	(15,704)	3,701	(12,003)
Change in net interest income prior to consolidation of certain trusts(4)	$19,287	$3,379	$22,666

(1)	Includes $0.1 million of interest expense and an average balance of $371.7 million related to securities purchased under agreements to resell in 2014.

(2)	Includes $11.6 million related to the acceleration of premium amortization in first quarter 2014 due to refinancing activity in the Rural Utilities line of business.

(3)	Includes $7.7 million of interest expense and average balance of $368.0 million related to securities sold, not yet purchased in 2014.

(4)	Excludes the effect of debt in consolidated trusts with beneficial interests owned by third parties.

The reasons for the decrease in income due to changes in rate on cash and investments, the increase in income due to changes in rate on loans, Farmer Mac Guaranteed Securities, and USDA Securities, and the decrease in expense due to changes in rate are the same as described above. Aside from the decrease in income earned from cash and investments, the increases in income from interest-earning assets and in expense from other interest-bearing liabilities due to changes in volume reflect the increase in the average balance of on-balance sheet assets and the related funding for those assets, respectively, during the first six months of 2015 compared to the first six months 2014.

Net interest yield includes the amortization of premiums and discounts on assets consolidated at fair value and excludes the accrual of income and expense related to the contractual amounts due on financial derivatives that are not designated in hedge accounting relationships.  The following paragraphs describe the effects of these items on the net interest yield and the table below presents them as adjustments to reconcile to the net effective spread Farmer Mac earns on the difference between its interest-earning assets and its net funding costs, including payments for income and expense related to derivative financial instruments that are not designated as hedging instruments in a hedge accounting relationship ("undesignated financial derivatives").

Farmer Mac uses interest rate swaps to manage its interest rate risk exposure by synthetically modifying the interest rate reset or maturity characteristics of certain assets and liabilities.  The accrual of the contractual amounts due on interest rate swaps designated in fair value hedge accounting relationships is included as an adjustment to the yield of the hedged item and is included in interest income. For interest rate swaps not designated in hedge accounting relationships, Farmer Mac records the income or expense related to the accrual of the contractual amounts due in "Gains/(losses) on financial derivatives and hedging activities" on the consolidated statements of operations.  However, Farmer Mac does include the accrual of the contractual amounts due for undesignated financial derivatives in its calculation of net effective spread, which is intended to reflect the net spread between the asset and all of its related funding, including any associated derivatives, whether or not they are in a hedge accounting relationship.

Farmer Mac's net interest income and net interest yield include net yield adjustments related to the amortization of premiums and discounts on assets consolidated at fair value. These premiums and discounts are amortized as adjustments to yield in interest income over the contractual or estimated remaining lives of the underlying assets. Farmer Mac excludes these amounts from net effective spread because they either do not reflect actual cash premiums paid for the assets at acquisition or are not expected to have an economic effect on Farmer Mac's financial performance if the assets are held to maturity, as is generally expected. Farmer Mac also excluded from net effective spread the amount of interest expense included in net interest income that was incurred during the first six months of 2014 related to securities purchased under agreements to resell and securities sold, not yet purchased because the associated benefits from these securities were not similarly recorded in net interest income, but rather were recorded as income tax benefits. Because Farmer Mac's positions in these securities were closed during fourth quarter 2014, adjustments to net interest income for interest expense related to these securities were not necessary for the first six months of 2015.

The following table presents the net effective spread between Farmer Mac's interest-earning assets and its net funding costs.  This spread is measured by including income or expense related to undesignated financial derivatives (the income or expense related to financial derivatives designated in hedge accounting relationships is already included in net interest income) and excluding the amortization of premiums and discounts on assets consolidated at fair value and the interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased. Farmer Mac's net effective spread was $29.8 million and $59.0 million for the three and six months ended June 30, 2015, respectively, compared to $29.0 million and $55.5 million for the same periods in 2014, respectively. In percentage terms, net effective spread for the three and six months ended June 30, 2015 was 0.88 percent and 0.87 percent, respectively, compared to 0.92 percent and 0.88 percent for the same periods in 2014, respectively. The contraction in net effective spread in percentage terms compared to the six months ended June 30, 2014 was primarily attributable to the loss of $4.3 million in preferred dividend income (7 basis points) from the October 2014 redemption of the high-yielding preferred stock previously held in Farmer Mac's investment portfolio. The contraction in net effective spread in percentage terms was offset in part by lower funding costs in the first six months of 2015 compared to the first six months of 2014 resulting from the maturity of older, higher cost debt and the issuance of new debt at lower market rates during the second half of 2014 and first half of 2015. Additionally, funding costs in the first six months of 2014 were higher because the early refinance of certain Rural Utilities loans and AgVantage securities in first quarter 2014 caused Farmer Mac to incur incremental financing costs of $1.3 million (2 basis points) as the related original funding remained outstanding until the end of that quarter. See Note 9 to the consolidated financial statements for more information regarding net effective spread from Farmer Mac's individual business segments. Additionally, see "—Supplemental Information" for quarterly net effective spread by line of business.

Table 4

	For the Three Months Ended				For the Six Months Ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
	Dollars	Yield	Dollars	Yield	Dollar	Yield	Dollar	Yield
	(dollars in thousands)
Net interest income/yield prior to consolidation of certain trusts(1)(2)	$31,167	0.92%	$21,460	0.68%	$61,321	0.90%	$38,655	0.62%
Expense related to undesignated financial derivatives	(1,577)	(0.05)%	(624)	(0.02)%	(3,588)	(0.05)%	(3,589)	(0.06)%
Amortization of premiums on assets consolidated at fair value(2)	197	0.01%	386	0.01%	1,311	0.02%	12,592	0.20%
Interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased	—	—%	7,827	0.25%	—	—%	7,827	0.12%
Net effective spread	$29,787	0.88%	$29,049	0.92%	$59,044	0.87%	$55,485	0.88%

(1)
For the three and six months ended June 30, 2014, net interest yield is adjusted to remove the average balance of $743.5 million and $371.7 million, respectively, related to securities purchased under agreements to resell.

(2)	Includes $11.6 million related to the acceleration of premium amortization in first quarter 2014 due to refinancing activity in the Rural Utilities line of business.

Provision for and Release of Allowance for Loan Losses and Reserve for Losses.

The following table summarizes the components of Farmer Mac's total allowance for losses for the three and six months ended June 30, 2015 and 2014:

Table 5

	As of June 30, 2015			As of June 30, 2014
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
For the Three Months Ended:
Beginning Balance	$5,940	$3,491	$9,431	$7,410	$6,569	$13,979
Provision for/(release of) losses	110	1,146	1,256	(1,583)	(974)	(2,557)
Charge-offs	(111)	—	(111)	(57)	—	(57)
Ending Balance	$5,939	$4,637	$10,576	$5,770	$5,595	$11,365

For the Six Months Ended:
Beginning Balance	$5,864	$4,263	$10,127	$6,866	$6,468	$13,334
Provision for/(release of) losses	186	374	560	(1,010)	(873)	(1,883)
Charge-offs	(111)	—	(111)	(86)	—	(86)
Ending Balance	$5,939	$4,637	$10,576	$5,770	$5,595	$11,365

The provisions recorded during three and six months ended 2015 were primarily attributable to a specific allowance for an impaired loan to a canola facility underlying an LTSPC. The establishment of a specific allowance for this loan was due to a downgrade in risk rating resulting from collateral shortfalls relative to the unpaid principal balance for such loan, and Farmer Mac believes it is adequately reserved for loss related to this loan. The provisions were partially offset by a decrease in the general allowance of processing loans and processing loans underlying LTSPCs due to paydowns of these loans. The releases recorded during the three and six months ended June 30, 2014 were primarily related to a decrease in the general allowance due to substantial paydowns of on-balance sheet ethanol loans and ethanol loans underlying LTSPCs, partially offset by an increase in the general allowance of non-ethanol related on-balance sheet loans due to overall net business volume growth. As of both June 30, 2015 and December 31, 2014, Farmer Mac's allowance for loan losses was $5.9 million. As of June 30, 2015, Farmer Mac's reserve for losses was $4.6 million, compared to $4.3 million as of December 31, 2014. See Note 5 and "—Risk Management—Credit Risk – Loans and Guarantees."

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs, were $3.4 million and $6.8 million, respectively, for the three and six months ended June 30, 2015, compared to $3.7 million and $7.5 million for the same periods in 2014, respectively. The decrease in guarantee and commitment fees was primarily attributable to a lower average balance outstanding for off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs. See Note 1(d) to the consolidated financial statements for more information about the reclassification of certain amounts in prior periods from guarantee and commitment fees to interest income related to on-balance sheet Farmer Mac Guaranteed Securities.

Gains/(Losses) on Financial Derivatives and Hedging Activities.  The effect of unrealized and realized gains and losses on Farmer Mac's financial derivatives and hedging activities was net gains of $14.4 million and $10.5 million for the three and six months ended June 30, 2015, respectively, compared to net losses of $5.7 million and $13.3 million for the same periods in 2014, respectively.

The components of gains and losses on financial derivatives and hedging activities for the three and six months ended June 30, 2015 and 2014 are summarized in the following table:

Table 6

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)
Fair value hedges:
Unrealized gains/(losses) due to fair value changes:
Financial derivatives(1)	$14,075	$(799)	$8,316	$(599)
Hedged items	(11,354)	3,818	(2,478)	6,568
Gains on hedging activities	2,721	3,019	5,838	5,969
No hedge designation:
Unrealized gains/(losses) due to fair value changes	13,261	(7,715)	9,249	(14,349)
Realized:
Expense related to financial derivatives	(1,577)	(624)	(3,588)	(3,589)
Losses due to terminations or net settlements	(16)	(378)	(992)	(1,307)
Gains/(losses) on financial derivatives not designated in hedging relationships	11,668	(8,717)	4,669	(19,245)
Gains/(losses) on financial derivatives and hedging activities	$14,389	$(5,698)	$10,507	$(13,276)

(1)
Included in the assessment of hedge effectiveness as of June 30, 2015, but excluded from the amounts in the table, were losses of $2.9 million and $5.8 million for the three and six months ended June 30, 2015, respectively, attributable to the fair value of the swaps at the inception of the hedging relationship. Accordingly, the amounts recognized as hedge ineffectiveness for the three and six months ended June 30, 2015 were losses of of $0.2 million and gains of $0.1 million. The comparable amounts as of June 30, 2014 were losses of $2.9 million and $5.9 million for the three and six months ended June 30, 2014, respectively, attributable to the fair value of the swaps at the inception of the hedging relationship and, accordingly, gains of $0.1 million for the three and six months ended June 30, 2014, attributable to hedge ineffectiveness.

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

Gains on Trading Securities.  During the three and six months ended June 30, 2015, Farmer Mac recorded unrealized gains on trading securities of $0.2 million and $0.5 million, respectively, compared to unrealized gains of $7.7 million and $8.4 million during the same period in 2014, respectively. Of the total gains recognized during the three and six months ended June 30, 2015, $11,000 and $0.2 million of gains related to financial assets selected to be carried at fair value with changes in fair value included in earnings (the fair value option). During the three and six months ended June 30, 2014, $7.8 million of gains related to securities sold, not yet purchased as part of Farmer Mac's cash management and liquidity initiative and $0.2 million of losses and $0.2 million of gains, respectively, related to financial assets accounted for under the fair value option. Farmer Mac has not elected to account for any financial assets under the fair value option since 2008.

Other Income. Other income totaled $0.3 million and $0.9 million, respectively, for the three and six months ended June 30, 2015, compared to $0.2 million and $0.3 million, respectively, for the same periods in 2014. Other income during the three and six months ended 2015 included the recognition of $0.1 million and $0.4 million, respectively, of gains previously deferred in accumulated other comprehensive income related to fair value changes of certain available-for-sale securities contributed to Farmer Mac II LLC in 2010 and other miscellaneous items.

Compensation and Employee Benefits.  Compensation and employee benefits were $5.7 million and $11.4 million, respectively, for the three and six months ended June 30, 2015, compared to $4.9 million and $9.3 million, respectively, for the same periods in 2014. The increase in compensation and employee benefits in the first half of 2015 compared to the first half of 2014 was due primarily to higher incentive compensation driven by meeting certain performance targets, an increase in headcount, annual salary adjustments, and adjustments to stock compensation expense to reflect changes in forfeiture rates. The increase in annual salary adjustments reflects a change in 2014 to the allocation of total compensation elements for Farmer Mac's executive officers that resulted in a shift in compensation toward base salary and annual cash compensation and a commensurate reduction in the targeted value of equity-based long-term incentive compensation. Additionally, compensation costs for the three and six months ended June 30, 2015 included $0.2 million and $0.3 million, respectively, in compensation costs of Farmer Mac's consolidated appraisal company subsidiary which was formed in fourth quarter 2014.

General and Administrative Expenses.  General and administrative expenses, including legal, audit, and consulting fees, were $3.4 million and $6.2 million, respectively, for the three and six months ended June 30, 2015, compared to $3.3 million and $6.1 million, respectively, for the same periods in 2014.

Regulatory Fees.  Regulatory fees (which consist of the fees paid to FCA) were $0.6 million and $1.2 million, respectively, for both the three and six months ended June 30, 2015 and 2014. FCA has advised Farmer Mac that its estimated fees for the federal fiscal year ending September 30, 2015 will be $2.4 million ($0.6 million per federal fiscal quarter), which will not be a material increase from the prior federal fiscal year.  After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.

Income Tax Expense/Benefit.  Income tax expense totaled $13.8 million and $18.0 million, respectively, for the three and six months ending June 30, 2015, compared to an income tax benefit of $6.4 million and $7.5 million, respectively, for the same periods in 2014. The increase in income tax expense in 2015 was a result of higher pre-tax income and the absence of the income tax benefit of $11.6 million related to the cash management and liquidity initiative that was recorded in second quarter 2014. The consolidated tax benefits of the dividends declared on Farmer Mac II LLC Preferred Stock, which is presented as "Net loss/(income) attributable to non-controlling interest" on the consolidated statements of operations on a pre-tax basis, and the loss on retirement of the Farmer Mac II LLC Preferred Stock were the primary reasons Farmer Mac's effective tax rate was lower than the statutory federal rate of 35 percent for the six months ended June 30, 2015 and for the three and six months ending June 30, 2014.

Loss on Retirement of Preferred Stock. On March 30, 2015, Farmer Mac II LLC redeemed all of the outstanding shares of Farmer Mac II LLC Preferred Stock which, in turn, triggered the redemption of all of the outstanding FALConS on that same day. As a result, Farmer Mac recognized an expense of $8.1 million of deferred issuance costs related to those shares of Farmer Mac II LLC Preferred Stock as "Loss on retirement of preferred stock" on the consolidated statements of operations.

Business Volume.  During second quarter 2015, Farmer Mac added $731.1 million of new business volume Specifically, Farmer Mac:

•	purchased $307.3 million of AgVantage securities;

•	purchased $196.9 million of newly originated Farm & Ranch loans;

•	purchased $111.4 million of USDA Securities;

•	added $102.9 million of Farm & Ranch loans under LTSPCs; and

•	purchased $12.5 million of Farmer Mac Guaranteed USDA Securities.

Of the new business volume in AgVantage securities for second quarter 2015, $76.9 million was purchased under Farm Equity AgVantage facilities with agricultural real estate investment funds. Farmer Mac also purchased $180.0 million in AgVantage securities from the National Rural Utilities Cooperative Finance Corporation ("CFC") as part of a transaction involving the refinancing of existing Rural Utilities Service debt completed by a large generation and transmission utility.

Farmer Mac's outstanding business volume was $15.1 billion as of June 30, 2015, an increase of $469.9 million from March 31, 2015 and an increase of $532.4 million from December 31, 2014. The increase in Farmer Mac's outstanding business volume was attributable to broad-based portfolio growth across most of Farmer Mac's products, including AgVantage securities, Farm & Ranch loans, and USDA Securities.

The following table sets forth purchases of non-delinquent eligible loans, new loans added under LTSPCs, and new guarantees during the periods indicated in the Farm & Ranch, USDA Guarantees, and Rural Utilities lines of business, as well as purchases of AgVantage securities in the Institutional Credit line of business:

Table 7

Farmer Mac New Purchases, Guarantees, and LTSPCs
	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)
Farm & Ranch:
Loans	$196,927	$159,116	$327,151	$351,523
LTSPCs	102,944	34,850	162,255	220,444
USDA Guarantees:
USDA Securities	111,421	90,785	200,607	158,769
Farmer Mac Guaranteed USDA Securities	12,512	—	12,512	—
Rural Utilities:
Loans	—	4,689	8,703	58,592
Institutional Credit:
AgVantage	307,250	300,775	522,165	529,465
Total purchases, guarantees, and LTSPCs	$731,054	$590,215	$1,233,393	$1,318,793

The decrease in new business volume in the Farm & Ranch line of business for the six months ended June 30, 2015 as compared to the same period in 2014 reflects a return to volume levels more consistent with historical trends, and demand seems stable in this range. Prepayment rates remain subdued and therefore trends in net loan growth are favorable. The increase in new business volume in the USDA Guarantees line of business for the first six months of 2015 compared to the same period in 2014 reflects an increase in lender usage of USDA guaranteed loan programs and the resultant increase in loans available for purchase on the secondary market, as well as the increasing willingness of banks to sell the lower-return guaranteed portions of these loans to fund other new loan originations. Rural Utilities loan volume remains low due to reduced demand associated with slow historical economic growth and greater energy efficiency in recent years. Changes in AgVantage securities volume are primarily driven by the generally larger transaction sizes for that product and the fluctuating funding and liquidity needs of Farmer Mac's customer network and scheduled maturity amounts.

The purchase price of non-delinquent eligible loans and portfolios is their respective fair value based on current market interest rates and Farmer Mac's target net yield. The purchase price includes an amount to compensate Farmer Mac for credit risk that is similar to the guarantee or commitment fees it receives for assuming credit risk on loans underlying Farmer Mac Guaranteed Securities and LTSPCs.  Based on market conditions, Farmer Mac either retains the loans it purchases or securitizes them and retains or sells Farmer Mac Guaranteed Securities backed by those loans.  Historically, Farmer Mac has retained the vast majority of loans it has purchased.  The weighted-average age of the Farm & Ranch non-delinquent eligible loans purchased and retained (excluding the purchases of defaulted loans) during second quarter 2015 and 2014 was less than one year. Of those loans, 56 percent and 39 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 16.2 years and 15.8 years, respectively.

During second quarter 2015 and 2014, Farmer Mac securitized some of the Farm & Ranch loans it had purchased and sold the resulting Farmer Mac Guaranteed Securities in the amount of $63.0 million and $66.6 million, respectively. Farmer Mac consolidates these loans and presents them as "Loans held for investment in consolidated trusts, at amortized cost" on the consolidated balance sheets. For the three and six months ended June 30, 2015, $39.7 million and $83.6 million, respectively, of Farmer Mac Guaranteed Securities were sold to Zions First National Bank ("Zions"), which is a related party to Farmer Mac, compared to $52.2 million and $107.6 million of sales for the three and six months ended June 30, 2014, respectively.

The following table sets forth information regarding the Farmer Mac Guaranteed Securities issued during the periods indicated:

Table 8

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)
Loans securitized and sold as Farm & Ranch Guaranteed Securities	$62,953	$66,554	$112,440	$129,305
AgVantage Securities	307,250	300,775	522,165	529,465
Total Farmer Mac Guaranteed Securities Issuances	$370,203	$367,329	$634,605	$658,770

The following table sets forth information regarding outstanding volume in each of Farmer Mac's four lines of business as of the dates indicated:

Table 9

Lines of Business - Outstanding Business Volume
	As of June 30, 2015	As of December 31, 2014
	(in thousands)
On-balance sheet:
Farm & Ranch:
Loans	$2,197,934	$2,118,867
Loans held in trusts:
Beneficial interests owned by third party investors	512,559	421,355
USDA Guarantees:
USDA Securities	1,817,720	1,756,224
Farmer Mac Guaranteed USDA Securities	33,822	27,832
Rural Utilities:
Loans(1)	954,188	718,213
Loans held in trusts:
Beneficial interests owned by Farmer Mac(1)	—	267,396
Institutional Credit:
AgVantage Securities	5,841,410	5,410,413
Total on-balance sheet	$11,357,633	$10,720,300
Off-balance sheet:
Farm & Ranch:
LTSPCs	$2,199,266	$2,240,866
Guaranteed Securities	575,811	636,086
USDA Guarantees:
Farmer Mac Guaranteed USDA Securities	10,888	13,978
Institutional Credit:
AgVantage Securities	986,529	986,528
Total off-balance sheet	$3,772,494	$3,877,458
Total	$15,130,127	$14,597,758

(1)	Reflects the unwinding of certain consolidated trusts with the effect that loans previously consolidated on the balance sheet as "Loans held in trusts" currently are included within "Loans."

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities) and LTSPCs, USDA Securities, and Farmer Mac Guaranteed USDA Securities as of June 30, 2015:

Table 10

Schedule of Principal Amortization as of June 30, 2015
	Loans Held	Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed Securities and LTSPCs	USDA Securities and Farmer Mac Guaranteed USDA Securities	Total
	(in thousands)
2015	$104,318	$128,803	$125,288	$358,409
2016	180,654	232,908	136,495	550,057
2017	181,975	214,394	115,285	511,654
2018	203,129	205,967	135,807	544,903
2019	166,714	184,021	124,593	475,328
Thereafter	2,827,891	1,808,984	1,224,962	5,861,837
Total	$3,664,681	$2,775,077	$1,862,430	$8,302,188

Of the $15.1 billion outstanding principal balance of volume included in Farmer Mac's four lines of business as of June 30, 2015, $6.8 billion were AgVantage securities included in the Institutional Credit line of business.  Unlike business volume in the form of purchased loans, USDA Securities, and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, most AgVantage securities do not require periodic payments of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due. The following table summarizes by maturity date the outstanding principal amount of both on- and off-balance sheet AgVantage securities as of June 30, 2015:

Table 11

AgVantage Balances by Year of Maturity
As of
June 30, 2015
(in thousands)
2015	$645,336
2016	1,348,298
2017	1,472,419
2018	855,738
2019	320,350
Thereafter(1)	2,185,798
Total	$6,827,939
(1) Includes various maturities ranging from 2020 to 2044.

The weighted-average remaining maturity of the outstanding AgVantage securities shown in the table above was 4.4 years as of June 30, 2015.  As a general matter, if maturing AgVantage securities are not replaced with new AgVantage securities, either from the same issuer or from new business, or if the spread earned by Farmer Mac on new AgVantage securities that replace maturing AgVantage securities is lower than the spread earned on the maturing securities, Farmer Mac's income could be adversely affected.

As part of fulfilling its guarantee obligations for Farm & Ranch Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90-days delinquent or in material non-monetary default at the time of purchase, out of the loan pools underlying those securities and LTSPCs, and records the purchased loans as such on its balance sheet.  The purchase price for a defaulted loan purchased out of a pool of loans backing Farm & Ranch Guaranteed Securities is the then-current outstanding principal balance of the loan plus accrued and unpaid interest.  The purchase price for a defaulted loan purchased under an LTSPC is the then-current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loan payable out of any future loan payments or liquidation proceeds as received.  The purchase price of a defaulted loan is not an indicator of the expected loss on that loan; many other factors affect expected loss, if any, on any loan so purchased. The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs was 16 years during second quarter 2015. Farmer Mac did not purchase any delinquent loans during second quarter 2014. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

The following table presents Farmer Mac's purchases of defaulted loans underlying Farm & Ranch Guaranteed Securities and LTSPCs for the periods indicated:

Table 12

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)
Defaulted loans purchased underlying Farm & Ranch Guaranteed Securities owned by third party investors	$1,324	$—	$1,981	$—
Defaulted loans purchased underlying LTSPCs	—	—	—	440
Total loan purchases	$1,324	$—	$1,981	$440

Outlook

Farmer Mac continues to provide a stable source of liquidity, capital, and risk management tools as the secondary market that helps meet the financing needs of rural America. While the pace of Farmer Mac's growth will depend on the capital and liquidity needs of the participants in the rural financing business, Farmer Mac foresees opportunities for continued growth. More specifically, Farmer Mac believes that its Farm & Ranch, USDA Guarantees, Rural Utilities, and Institutional Credit lines of business all have opportunities for growth, driven by several key factors:

•
As agricultural and rural utilities lenders face increased equity capital requirements under new regulatory frameworks or rating agency requirements, or seek to reduce exposure due to lending limits or concentration limits, Farmer Mac can provide relief for those institutions through loan purchases, guarantees, or LTSPCs.

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

Farmer Mac continues to monitor land values and commodity prices in response to cyclical swings. Although farmland values and commodity prices have declined recently in some sectors, primarily in the Midwest, Farmer Mac believes that its portfolio remains sufficiently diversified, both geographically and by commodity, and that its portfolio has generally demonstrated historically high credit quality and low delinquency rates to endure reasonably foreseeable volatility in farmland values and commodity prices. Farmer Mac also continues to closely monitor sector profitability, economic conditions, and agricultural land value and geographic trends to tailor underwriting practices to changing conditions. For more information about the loan balances and loan-to-value ratios for Farm & Ranch loans in Farmer Mac's portfolio as of June 30, 2015, see "—Risk Management—Credit Risk – Loans and Guarantees."

The western part of the United States, including California, continues to experience drought conditions, with the water level in many California reservoirs at historically low levels. Although to date Farmer Mac has not observed any material effect on its portfolio from drought conditions, the persistence of extreme drought conditions in the western states could have an adverse effect on Farmer Mac’s delinquency rates or loss experience. This is particularly true in the permanent plantings sector, where the value of the related collateral is closely tied to the production value and capability of the permanent plantings, and in the dairy sector, which may experience increased feed costs as water is diverted away from hay acreage commonly relied upon by dairy producers and toward land supporting other agricultural commodities. Farmer Mac continues to remain informed about the drought and its effects on the agricultural industries located in the western states and on Farmer Mac's Farm & Ranch portfolio through regular discussions with its loan servicers that service loans in drought-stricken areas, as well as customers and other lenders in the industry.

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

Farmer Mac's marketing efforts directed towards the Farm & Ranch line of business focus on lenders that have demonstrated a commitment to agricultural lending based on their lending history. Farmer Mac directs its outreach efforts to these lenders through direct personal contact, which is facilitated through Farmer Mac's frequent participation in state and national banking conferences, its alliances with the American Bankers Association and the Independent Community Bankers of America, and its business relationships with members of the Farm Credit System. In connection with lenders' evolving financing needs in the Farm & Ranch line of business, Farmer Mac has experienced continuing stable demand for its longer-term fixed-rate loan products, as well as recent demand for certain of its shorter-term floating rate loan products driven by a rise in interest rates. Demand for Farmer Mac's secondary market tools could also increase as rural lenders adapt to new and changing regulations, which may require lenders to obtain more liquidity and capital to continue their lending practices.

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

Rural Utilities Industry. Reduced demand for capital within the rural utilities industry has increased competition for rural cooperative borrowers among lenders that either are not eligible or choose not to participate in Farmer Mac's Rural Utilities line of business. The rural utilities industry may experience needs for financing over the next several years to make improvements in response to environmental and clean energy policies and to refinance government loans made by the USDA's Rural Utilities Service. In addition, CFC, the rural utilities lender that is the only current participant in Farmer Mac's Rural Utilities line of business, may experience increased needs for term funding and LTSPC business from Farmer Mac as a result of new requirements implemented by debt rating agencies. Domestic economic indicators also continue to show modest growth, and as the economy strengthens, Farmer Mac believes that demand for rural utilities loans may increase. Farmer Mac also foresees opportunities for growth pertaining to the rural utilities industry within Farmer Mac's Institutional Credit line of business related to the increasing trend in the past year of rural utilities cooperatives beginning to shift their debt refinancing activities away from the Rural Utilities Service and towards market-based lenders, including rural utilities cooperative lenders. Farmer Mac has the opportunity to help these lenders as they seek lower-cost wholesale financing alternatives, which could allow them to become more competitive in pursuing these refinancing opportunities.

Balance Sheet Review

Assets.  Farmer Mac's total assets as of June 30, 2015 were $15.1 billion, compared to $14.3 billion as of December 31, 2014.  The increase in total assets was primarily attributable to an increase in cash and cash equivalents and Farmer Mac Guaranteed Securities.

As of June 30, 2015, Farmer Mac had $1.7 billion of cash and cash equivalents and $1.9 billion of investment securities, compared to $1.4 billion of cash and cash equivalents and $1.9 billion of investment securities as of December 31, 2014. As of June 30, 2015, Farmer Mac had $5.9 billion of Farmer Mac Guaranteed Securities, $1.9 billion of USDA Securities, and $3.7 billion of loans, net of allowance. This compares to $5.5 billion of Farmer Mac Guaranteed Securities, $1.8 billion of USDA Securities, and $3.5 billion of loans, net of allowance, as of December 31, 2014.

Liabilities.  Farmer Mac's total liabilities increased to $14.6 billion as of June 30, 2015 from $13.5 billion as of December 31, 2014.  The increase in liabilities was primarily attributable to an increase in total notes payable.

Equity.  As of June 30, 2015, Farmer Mac had total equity of $576.3 million, comprised of stockholders' equity of $576.1 million and non-controlling interest of $0.2 million related to Farmer Mac's appraisal subsidiary, Contour Appraisal Services, LLC.  As of December 31, 2014, Farmer Mac had total equity of $781.8 million, comprised of stockholders' equity of $545.8 million and non-controlling interest of $236.0 million.  The decrease in total equity was a result of the redemption of all of the outstanding shares of Farmer Mac II LLC Preferred Stock (presented as "Non-controlling interest" within equity on Farmer Mac's consolidated balance sheets) during first quarter 2015, offset in part by an increase in retained earnings and in accumulated other comprehensive income due to increases in the fair value of available-for-sale securities. These increases in the fair value of available-for-sale securities were driven primarily by lower U.S. Treasury rates.

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

Farmer Mac generally assumes 100 percent of the credit risk on loans held in the Farm & Ranch and Rural Utilities lines of business and loans underlying LTSPCs and Farmer Mac Guaranteed Securities in the Farm & Ranch line of business. Farmer Mac has direct credit exposure to loans in non-AgVantage transactions and indirect credit exposure to loans that secure AgVantage transactions because AgVantage securities represent a general obligation of an issuer that is in turn secured by qualified loans.  The credit exposure of Farmer Mac and Farmer Mac II LLC on USDA Securities, including those underlying Farmer Mac Guaranteed USDA Securities, is covered by the full faith and credit of the United States.  Therefore, Farmer Mac believes that Farmer Mac and Farmer Mac II LLC have little or no credit risk exposure in the USDA Guarantees line of business because of the USDA guarantee.  As of June 30, 2015, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any business under the USDA Guarantees line of business, and neither expects to incur any such losses in the future.

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

Farmer Mac's AgVantage securities are general obligations of institutions approved by Farmer Mac and are secured by eligible loans in an amount at least equal to the outstanding principal amount of the security. Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because Farmer Mac has only indirect credit risk on those loans and because of the other characteristics of AgVantage securities that mitigate credit risk. Those characteristics include a general obligation of an issuing institution approved by Farmer Mac, the required collateralization level for the securities, and the requirement for delinquent loans to be removed from the pool of pledged loans and replaced with current eligible loans.  As such, all AgVantage securities are secured by current loans representing at least 100 percent of the outstanding amount of these securities.  As of June 30, 2015, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future. See "—Credit Risk – Institutional" for more information about Farmer Mac's credit risk on AgVantage securities.

Farmer Mac has developed different underwriting standards for rural utilities loans that depend on whether direct or indirect credit exposure is assumed on a loan and whether the borrower is an electric distribution cooperative or a G&T cooperative. As of June 30, 2015, there were no delinquencies in Farmer Mac's portfolio of rural utilities loans, and Farmer Mac has not experienced any credit losses on rural utilities loans since Congress authorized Farmer Mac's Rural Utilities line of business in 2008. Based on this performance, Farmer Mac excludes the loans in the Rural Utilities line of business from the credit risk metrics it discloses. Farmer Mac's direct credit exposure to rural utilities loans as of June 30, 2015 was $954.2 million across 37 states, of which $936.3 million were loans to electric distribution cooperatives and $17.9 million were loans to G&T cooperatives. Farmer Mac also had indirect credit exposure to the rural utilities loans securing AgVantage securities and included in the Institutional Credit line of business, some of which are loans to G&T cooperatives. For more information, see "—Credit Risk – Institutional."

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

The following table summarizes the components of Farmer Mac's total allowance for losses for three and six months ended June 30, 2015 and 2014:

Table 13

	June 30, 2015			June 30, 2014
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
For the Three Months Ended:
Beginning Balance	$5,940	$3,491	$9,431	$7,410	$6,569	$13,979
Provision for/(release of) losses	110	1,146	1,256	(1,583)	(974)	(2,557)
Charge-offs	(111)	—	(111)	(57)	—	(57)
Ending Balance	$5,939	$4,637	$10,576	$5,770	$5,595	$11,365

For the Six Months Ended:
Beginning Balance	$5,864	$4,263	$10,127	$6,866	$6,468	$13,334
Provision for/(release of) losses	186	374	560	(1,010)	(873)	(1,883)
Charge-offs	(111)	—	(111)	(86)	—	(86)
Ending Balance	$5,939	$4,637	$10,576	$5,770	$5,595	$11,365

Activity affecting the allowance for loan losses and reserve for losses is discussed in "—Results of Operations—Provision for and Release of Allowance for Loan Losses and Reserve for Losses." As of June 30, 2015, Farmer Mac's allowances for losses totaled $10.6 million, or 19 basis points of the outstanding principal balance of loans held for investment and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities, compared to $10.1 million, or 19 basis points, as of December 31, 2014.

Farmer Mac's 90-day delinquency measure includes loans 90 days or more past due, as well as loans in foreclosure and non-performing loans where the borrower is in bankruptcy. As of June 30, 2015, Farmer Mac's 90-day delinquencies were $31.9 million (0.58 percent of the Farm & Ranch portfolio), compared to $18.9 million (0.35 percent of the Farm & Ranch portfolio) as of December 31, 2014 and $25.9 million (0.49 percent of the Farm & Ranch portfolio) as of June 30, 2014. Those 90-day delinquencies were comprised of 26 delinquent loans as of June 30, 2015, compared with 29 delinquent loans as of December 31, 2014 and 34 delinquent loans as of June 30, 2014. As described in more detail below, the primary cause of the increase in 90-day delinquencies during the first half of 2015 was the delinquency during first quarter 2015 of one borrower in the Northwest geographic region. Farmer Mac's exposure to this borrower was $9.4 million as of June 30, 2015. In July 2015, Farmer Mac received full repayment on loans to this borrower.

When analyzing the overall risk profile of its lines of business, Farmer Mac takes into account more than the Farm & Ranch loan delinquency percentages provided above. The lines of business also include AgVantage securities and rural utilities loans, neither of which have any delinquencies, and USDA Securities, which are backed by the full faith and credit of the United States. Across all of Farmer Mac's lines of business, 90-day delinquencies represented 0.21 percent of total outstanding business volume as of June 30, 2015, compared to 0.13 percent as of December 31, 2014 and 0.18 percent as of June 30, 2014 .

The following table presents historical information regarding Farmer Mac's 90-day delinquencies in the Farm & Ranch line of business compared to the principal balance of all Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs:

Table 14

	Farm & Ranch Line of Business	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
June 30, 2015	$5,485,570	$31,852	0.58%
March 31, 2015	5,347,248	32,101	0.60%
December 31, 2014	5,417,174	18,917	0.35%
September 30, 2014	5,314,437	24,661	0.46%
June 30, 2014	5,310,664	25,911	0.49%
March 31, 2014	5,293,975	29,437	0.56%
December 31, 2013	5,163,080	28,296	0.55%
September 30, 2013	5,035,748	33,042	0.66%
June 30, 2013	4,917,489	33,922	0.69%

As shown in the table above, Farmer Mac's 90-day delinquency rates have been declining since 2013 and reached historical lows by the end of 2014, primarily due to strong economic and market conditions in the agricultural industry generally. The increase in the 90-day delinquency rate in the first half of 2015 was primarily related to the delinquency in first quarter 2015 of a single borrower to which Farmer Mac had $9.4 million of exposure as of June 30, 2015, and whose delinquency was not related to industry conditions or the profitability of the borrower's operation. As noted above, Farmer Mac received full repayment on loans to this borrower in July 2015. Farmer Mac expects that over time its 90-day delinquency rate will eventually revert closer to Farmer Mac's historical averages due to macroeconomic and other potential factors, but Farmer Mac has not yet seen an impact on its portfolio or a rise in delinquencies related to these factors. Farmer Mac's average 90-day delinquency rate for the Farm & Ranch line of business over the last fifteen years is approximately 1.00 percent.

As of June 30, 2015, Farmer Mac individually analyzed $28.1 million of the $105.8 million of recorded investment in impaired loans for collateral shortfalls against updated appraised values, other updated collateral valuations, or discounted values. For the remaining $77.7 million of impaired assets for which updated valuations were not available, Farmer Mac evaluated them in the aggregate in consideration of their similar risk characteristics and historical statistics. Farmer Mac recorded specific allowances of $5.5 million for undercollateralized assets as of June 30, 2015. Farmer Mac's non-specific or general allowances were $5.1 million as of June 30, 2015.

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

Loan-to-value ratios depend upon the market value of a property, as determined in accordance with Farmer Mac's collateral valuation standards.  As of June 30, 2015 and December 31, 2014, the average unpaid loan balance for loans outstanding in the Farm & Ranch line of business was $474,000 and $462,000, respectively. The original loan-to-value ratio is based on the original appraised value that has not been indexed to provide a current market value or reflect amortization of loans. The weighted average original loan-to-value ratio for Farm & Ranch loans purchased during second quarter 2015 was 44 percent, compared to 45 percent for loans purchased in the same period for 2014. The weighted average original loan-to-value ratio for all Farm & Ranch loans held and all loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs was approximately 46 percent as of June 30, 2015 and 47 percent as of December 31, 2014. The weighted-average original loan-to-value ratio for all 90-day delinquencies was 46 percent as of both June 30, 2015 and December 31, 2014.

The weighted average current loan-to-value ratio, which is the loan-to-value ratio based on original appraised value but which reflects loan amortization since purchase, for Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs was approximately 44 percent as of both June 30, 2015 and December 31, 2014.

The following table presents outstanding Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities and 90-day delinquencies as of June 30, 2015 by year of origination, geographic region, commodity/collateral type, and original loan-to-value ratio:

Table 15

Farm & Ranch 90-Day Delinquencies as of June 30, 2015
	Distribution of Farm & Ranch Line of Business	Farm & Ranch Line of Business	90-Day Delinquencies(1)	Percentage
	(dollars in thousands)
By year of origination:
Before 2002 and prior	8%	$436,033	$3,942	0.90%
2003	2%	137,589	832	0.60%
2004	3%	157,052	559	0.36%
2005	4%	213,930	61	0.03%
2006	4%	201,405	6,725	3.34%
2007	4%	198,161	5,934	2.99%
2008	4%	243,529	1,315	0.54%
2009	3%	177,762	177	0.10%
2010	5%	277,622	701	0.25%
2011	7%	385,331	9,397	2.44%
2012	14%	778,708	—	—%
2013	21%	1,128,224	2,209	0.20%
2014	14%	779,357	—	—%
2015	7%	370,867	—	—%
Total	100%	$5,485,570	$31,852	0.58%
By geographic region(2):
Northwest	11%	$591,539	$12,916	2.18%
Southwest	31%	1,720,074	4,731	0.28%
Mid-North	35%	1,907,771	1,027	0.05%
Mid-South	12%	670,976	2,172	0.32%
Northeast	4%	209,909	483	0.23%
Southeast	7%	385,301	10,523	2.73%
Total	100%	$5,485,570	$31,852	0.58%
By commodity/collateral type:
Crops	56%	$3,036,565	$4,185	0.14%
Permanent plantings	17%	948,128	21,214	2.24%
Livestock	22%	1,216,229	3,916	0.32%
Part-time farm	3%	181,555	2,537	1.40%
Ag. Storage and Processing	2%	97,004	—	—%
Other	—	6,089	—	—%
Total	100%	$5,485,570	$31,852	0.58%
By original loan-to-value ratio:
0.00% to 40.00%	28%	$1,519,879	$12,226	0.80%
40.01% to 50.00%	22%	1,199,417	14,320	1.19%
50.01% to 60.00%	28%	1,523,119	2,839	0.19%
60.01% to 70.00%	20%	1,102,646	1,675	0.15%
70.01% to 80.00%(3)	2%	119,189	792	0.66%
80.01% to 90.00%(3)	—%	21,320	—	—%
Total	100%	$5,485,570	$31,852	0.58%

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

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Farm & Ranch loans purchased and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities as of June 30, 2015 by year of origination, geographic region, and commodity/collateral type.  The purpose of this information is to present information regarding losses relative to original Farm & Ranch purchases, guarantees, and commitments.

Table 16

Farm & Ranch Credit Losses Relative to Cumulative
Original Loans, Guarantees, and LTSPCs as of June 30, 2015
	Cumulative Original Loans, Guarantees and LTSPCs	Cumulative Net Credit Losses	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
Before 2001	$7,032,722	$10,987	0.16%
2001	1,043,874	178	0.02%
2002	1,087,636	89	0.01%
2003	933,012	350	0.04%
2004	739,831	311	0.04%
2005	894,364	(184)	(0.02)%
2006	904,502	9,545	1.06%
2007	716,403	4,638	0.65%
2008	782,240	3,247	0.42%
2009	530,209	1,508	0.28%
2010	640,023	—	—%
2011	717,947	—	—%
2012	1,061,771	—	—%
2013	1,327,788	—	—%
2014	887,700	—	—%
2015	386,295	—	—%
Total	$19,686,317	$30,669	0.16%
By geographic region(1):
Northwest	$2,713,378	$7,402	0.27%
Southwest	6,930,763	9,036	0.13%
Mid-North	4,949,834	12,830	0.26%
Mid-South	2,261,165	(211)	(0.01)%
Northeast	1,244,662	169	0.01%
Southeast	1,586,515	1,443	0.09%
Total	$19,686,317	$30,669	0.16%
By commodity/collateral type:
Crops	$9,010,152	$4,310	0.05%
Permanent plantings	4,019,132	9,332	0.23%
Livestock	4,865,347	3,859	0.08%
Part-time farm	1,014,418	1,156	0.11%
Ag. Storage and Processing(2)	631,969	12,012	1.90%
Other	145,299	—	—%
Total	$19,686,317	$30,669	0.16%

(1)
Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

(2)	As of June 30, 2015, approximately $10.1 million of these loans that are underlying LTSPCs were not yet disbursed by the lender.

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

The following tables present concentrations of Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities by commodity type within geographic region and cumulative credit losses by origination year and commodity type:

Table 17

	As of June 30, 2015
	Farm & Ranch Concentrations by Commodity Type within Geographic Region
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(dollars in thousands)
By geographic region (1):
Northwest	$305,144	$86,587	$160,931	$25,377	$13,500	$—	$591,539
	5.6%	1.6%	2.9%	0.5%	0.2%	—%	10.8%
Southwest	528,276	665,560	469,348	40,508	15,956	426	1,720,074
	9.6%	12.1%	8.6%	0.7%	0.3%	—%	31.3%
Mid-North	1,636,277	27,261	184,705	17,912	37,004	4,612	1,907,771
	29.8%	0.5%	3.4%	0.3%	0.7%	0.1%	34.8%
Mid-South	390,062	26,212	213,663	27,181	13,541	317	670,976
	7.1%	0.5%	3.9%	0.5%	0.2%	—%	12.2%
Northeast	72,970	21,576	55,944	50,343	8,939	137	209,909
	1.3%	0.4%	1.0%	0.9%	0.2%	—%	3.8%
Southeast	103,836	120,932	131,638	20,234	8,064	597	385,301
	2.0%	2.2%	2.4%	0.4%	0.1%	—%	7.1%
Total	$3,036,565	$948,128	$1,216,229	$181,555	$97,004	$6,089	$5,485,570
	55.4%	17.3%	22.2%	3.3%	1.7%	0.1%	100.0%

(1)
Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Table 18

	As of June 30, 2015
	Farm & Ranch Cumulative Credit Losses/(Recoveries) by Origination Year and Commodity Type
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Total
	(in thousands)
By year of origination:
1995 and Prior	$277	$(79)	$(107)	$—	$—	$91
1996	(721)	2,296	(73)	—	—	1,502
1997	(397)	2,785	(131)	—	—	2,257
1998	(438)	1,803	1,781	—	—	3,146
1999	(108)	723	158	296	—	1,069
2000	7	1,907	1,049	(41)	—	2,922
2001	45	1	132	—	—	178
2002	—	—	—	89	—	89
2003	309	—	—	41	—	350
2004	—	—	162	149	—	311
2005	(87)	(263)	—	166	—	(184)
2006	1,616	—	40	201	7,688	9,545
2007	1,083	11	779	255	2,510	4,638
2008	2,626	—	—	—	621	3,247
2009	98	148	69	—	1,193	1,508
2010	—	—	—	—	—	—
2011	—	—	—	—	—	—
2012	—	—	—	—	—	—
2013	—	—	—	—	—	—
2014	—	—	—	—	—	—
2015	—	—	—	—	—	—
Total	$4,310	$9,332	$3,859	$1,156	$12,012	$30,669

Farmer Mac regularly conducts detailed, statistical stress tests of its portfolio for credit risk and compares those results to current and historical credit quality metrics and to the various statutory, regulatory, and Farmer Mac's board of directors' capital policy metrics. Farmer Mac's methodologies for pricing its guarantee and commitment fees, managing credit risk, and providing adequate allowances for losses consider all of the foregoing factors and information.

Credit Risk – Institutional.  Farmer Mac is exposed to credit risk arising from its business relationships with other institutions including:

•	issuers of AgVantage securities;

•	approved lenders and servicers; and

•	interest rate swap counterparties.

Farmer Mac approves AgVantage counterparties and manages institutional credit risk related to those AgVantage counterparties by requiring them to meet Farmer Mac's standards for creditworthiness for the particular counterparty and transaction.  The required collateralization level is established at the time of issuance and does not change during the life of the security.  In AgVantage transactions, the corporate obligor is required to remove from the pool of pledged collateral any loan that becomes more than 30 days delinquent in the payment of principal or interest and to substitute an eligible loan that is current in payment to maintain the minimum required collateralization level.  In the event of a default on the general obligation, Farmer Mac would have recourse to the pledged collateral and have rights to the ongoing borrower payments of principal and interest. For Farm Equity AgVantage counterparties, Farmer Mac also requires that the counterparty (1) maintain a higher collateralization level, through lower loan-to-value ratio thresholds and higher overcollateralization than required for traditional AgVantage securities and (2) comply with specified financial covenants for the life of the related Farm Equity AgVantage security to avoid default. For a more detailed description of AgVantage securities, see "Business—Farmer Mac Lines of Business—Institutional Credit—AgVantage Securities" in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 16, 2015.

The unpaid principal balance of outstanding on-balance sheet AgVantage securities secured by loans eligible for the Farm & Ranch line of business totaled $3.8 billion as of June 30, 2015 and $3.7 billion as of December 31, 2014. The unpaid principal balance of on-balance sheet AgVantage securities secured by loans eligible for the Rural Utilities line of business totaled $2.1 billion as of June 30, 2015 and $1.7 billion as of December 31, 2014. In addition, the unpaid principal balance of outstanding off-balance sheet AgVantage transactions totaled $1.0 billion as of both June 30, 2015 and December 31, 2014.

The following table provides information about the issuers of AgVantage securities, as well as the required collateralization levels for those transactions as of June 30, 2015 and December 31, 2014:

Table 19

	As of June 30, 2015			As of December 31, 2014
Counterparty	Balance	Credit Rating	Required Collateralization	Balance	Credit Rating	Required Collateralization
	(dollars in thousands)
AgVantage:
MetLife(1)	$2,750,000	AA-	103%	$2,750,000	AA-	103%
CFC	2,104,605	A	100%	1,741,601	A	100%
Rabo Agrifinance, Inc.	1,700,000	None	106%	1,700,000	None	106%
Other(2)	86,546	(3)	102% to 120%	110,387	(3)	102% to 120%
Farm Equity AgVantage(4)	186,788	None	110%	94,953	None	110%
Total outstanding	$6,827,939			$6,396,941

(1)	Includes securities issued by Metropolitan Life Insurance Company and MetLife Insurance Company USA.

(2)	Consists of AgVantage securities issued by 5 different issuers as of both June 30, 2015 and December 31, 2014 .

(3)
Includes $26.4 million related to an issuer with a credit rating of BBB- and $60.1 million related to 4 issuers without a credit rating as of June 30, 2015 and $50.2 million related to an issuer with a credit rating of BBB- and $60.2 million related to 4 issuers without a credit rating as of December 31, 2014.

(4)	Consists of securities from 2 separate issuers as of both June 30, 2015 and December 31, 2014.

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

Credit Risk – Other Investments. As of June 30, 2015, Farmer Mac had $1.7 billion of cash and cash equivalents and $1.9 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's internal policies as well as FCA regulations, which establish limitations on dollar amount, issuer concentration, and credit quality. Those regulations can be found at 12 C.F.R. §§ 652.1-652.45 (the "Liquidity and Investment Regulations"). In addition to establishing a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize Farmer Mac's exposure to financial market volatility, preserve capital, and support Farmer Mac's access to the debt markets.

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

The Liquidity and Investment Regulations and Farmer Mac's policies also establish concentration limits, which are intended to limit exposure to any one counterparty. The Liquidity and Investment Regulations limit Farmer Mac's total credit exposure to any single issuer of securities and uncollateralized financial derivatives to 25 percent of Farmer Mac's regulatory capital (as of June 30, 2015, 25 percent of Farmer Mac's regulatory capital was $141.0 million), though Farmer Mac's current policy, for any investments made after the effective date of this policy, limits this total credit exposure to 5 percent of its regulatory capital (as of June 30, 2015, 5 percent of Farmer Mac's regulatory capital was $28.2 million). These exposure limits do not apply to obligations of the United States or GSEs, though Farmer Mac is restricted by the Liquidity and Investment Regulations and its own policy from investing more than 100 percent of its regulatory capital in any one GSE.

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

In certain cases, yield maintenance provisions and other prepayment penalties contained in agricultural mortgage loans and rural utilities loans reduce, but do not eliminate, prepayment risk.  Those provisions require borrowers to make an additional payment when they prepay their loans, thus compensating Farmer Mac for the shortened duration of the prepaid loan.  As of June 30, 2015, 1 percent of the total outstanding balance of loans in the Farm & Ranch line of business where Farmer Mac either owned the loan or the beneficial interest in the underlying loan had yield maintenance provisions and less than 1 percent had other forms of prepayment protection (together covering 2 percent of all loans with fixed interest rates).  Of the Farm & Ranch loans purchased in second quarter 2015, none had yield maintenance or another form of prepayment protection. As of June 30, 2015, none of Farmer Mac's USDA Securities had yield maintenance provisions; however, 6 percent contained prepayment penalties.  Of the USDA Securities purchased in second quarter 2015, 6 percent contained various forms of prepayment penalties.  As of June 30, 2015, 61 percent of the rural utilities loans owned by Farmer Mac had yield maintenance provisions.  Farmer Mac did not purchase any rural utilities loans in second quarter 2015.

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

Farmer Mac's $1.7 billion of cash and cash equivalents mature within three months and are funded with discount notes having similar maturities. As of June 30, 2015, $1.852 billion of the $1.853 billion of investment securities (nearly 100 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year. Those securities are funded with effectively floating rate debt that closely matches the rate adjustment dates of the associated investments. As of June 30, 2015, Farmer Mac had outstanding discount notes of $5.2 billion, medium-term notes that mature within one year of $2.4 billion, and medium-term notes that mature after one year of $6.0 billion.

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

The following schedule summarizes the results of Farmer Mac's MVE and NII sensitivity analysis as of June 30, 2015 and December 31, 2014 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

Table 20

	Percentage Change in MVE from Base Case
Interest Rate Scenario	As of June 30, 2015	As of December 31, 2014
+100 basis points	0.7%	3.2%
-25 basis points	(1.0)%	(1.8)%

	Percentage Change in NII from Base Case
Interest Rate Scenario	As of June 30, 2015	As of December 31, 2014
+100 basis points	2.1%	4.3%
-25 basis points	(9.3)%	(8.7)%

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

As of June 30, 2015, Farmer Mac's effective duration gap was minus 1.4 months, compared to minus 2.6 months as of December 31, 2014.  Long-term interest rates increased significantly during second quarter 2015. This rate movement lengthened the duration of Farmer Mac's mortgage assets relative to its liabilities, thereby reducing slightly Farmer Mac's duration gap and overall interest rate sensitivity.

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

As of June 30, 2015, Farmer Mac had $7.5 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to twenty-five years, of which $1.6 billion were pay-fixed interest rate swaps, $4.6 billion were receive-fixed interest rate swaps, and $1.3 billion were basis swaps.

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

As discussed in Note 4 to the consolidated financial statements, all financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Changes in the fair values of financial derivatives are reported in "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in fair value hedging relationships, changes in the fair values of the hedged items related to the risk being hedged are also reported in "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in cash flow hedging relationships, the effective portion of the derivative gain/loss is recorded in other comprehensive income; amounts are disclosed as a reclassification out of other comprehensive income when the hedge transaction affects earnings. Any ineffective portion of designated hedge transactions is recognized immediately in "Gains/(losses) on financial derivatives and hedging activities".  All of Farmer Mac's financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty.  As of June 30, 2015, Farmer Mac had uncollateralized net exposures of $0.7 million to three counterparties. As of December 31, 2014, Farmer Mac had uncollateralized net exposures of $0.4 million to two counterparties.

Liquidity and Capital Resources

Farmer Mac regularly accesses the capital markets for funding, and Farmer Mac has maintained access to the capital markets at favorable rates throughout 2014 and the first six months of 2015. Assuming continued access to the capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac also has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets. That plan involves borrowing through repurchase agreement arrangements and the sale of liquid assets. Farmer Mac is required to maintain a minimum of 90 days of liquidity under the Liquidity and Investment Regulations. In accordance with the methodology for calculating available days of liquidity prescribed by those regulations, Farmer Mac maintained an average of 194 days of liquidity during second quarter 2015 and had 187 days of liquidity as of June 30, 2015.

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

Farmer Mac's board of directors has authorized the issuance of up to $18.0 billion of discount notes and medium-term notes (of which $13.6 billion was outstanding as of June 30, 2015), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac's board of directors increased that authorization from $15.0 billion to $18.0 billion in June 2015. Farmer Mac invests the proceeds of its debt issuances in purchases of loans, USDA Securities, Farmer Mac Guaranteed Securities, and investment assets in accordance with policies established by its board of directors and subject to regulations established by FCA.

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

Farmer Mac maintains cash, cash equivalents (including U.S. Treasury securities and other short-term money market instruments), and other investment securities that can be drawn upon for liquidity needs.  The following table presents these assets as of June 30, 2015 and December 31, 2014:

Table 21

	As of June 30, 2015	As of December 31, 2014
	(in thousands)
Cash and cash equivalents	$1,683,156	$1,363,387
Investment securities:
Guaranteed by U.S. Government and its agencies	1,008,392	1,404,156
Guaranteed by GSEs	728,637	398,600
Corporate debt securities	25,045	40,116
Asset-backed securities	90,431	96,316
Total	$3,535,661	$3,302,575

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

The carrying value of Farmer Mac's ARCs investments was $40.2 million as of June 30, 2015, compared to $40.6 million as of December 31, 2014. As of June 30, 2015, Farmer Mac's carrying value of its ARCs was 86 percent of par.  The discounted carrying value reflects uncertainty regarding the ability to obtain par in the absence of any active market trading. See Note 8 to the consolidated financial statements for more information on the carrying value of ARCs.

Capital. Farmer Mac is subject to the following capital requirements – minimum, critical, and risk-based. Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. The minimum capital requirement is expressed as a percentage of on-balance sheet assets and off-balance sheet obligations. The critical capital requirement is equal to one-half of the minimum capital amount. Farmer Mac's statutory charter does not specify the required level of risk-based capital but directs FCA to establish a risk-based capital stress test for Farmer Mac, using specified stress test parameters. Certain enforcement powers are given to FCA depending on Farmer Mac's compliance with these capital standards. As of June 30, 2015, Farmer Mac was in compliance with its statutory capital requirements and was classified as within "level I" (the highest compliance level). See Note 7 to the consolidated financial statements for more information about Farmer Mac's capital position and see "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 16, 2015 for more information on the statutory and regulatory capital requirements applicable to Farmer Mac.

In accordance with FCA's rule on capital planning, Farmer Mac's board of directors has adopted a policy for maintaining a sufficient level of "Tier 1" capital (consisting of retained earnings, paid-in-capital, common stock, qualifying preferred stock, and accumulated other comprehensive income allocable to investments not included in one of the four operating lines of business). That policy imposes restrictions on Tier 1-eligible dividends and any discretionary bonus payments in the event that Tier 1 capital falls below specified thresholds. As of June 30, 2015 and December 31, 2014, Farmer Mac's Tier 1 capital ratio was 11.7% and 11.3%, respectively. For more information about Farmer Mac's capital adequacy policy and FCA's rule on capital planning, see "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 16, 2015. As of June 30, 2015, Farmer Mac was in compliance with its capital adequacy policy.

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

On March 26, 2015, FCA published a proposed rule in the Federal Register to address Farmer Mac's board governance and standards of conduct, including director election procedures, director fiduciary duties, conflicts of interest, and risk governance, as well as Farmer Mac's existing disclosure and reporting requirements. Farmer Mac submitted a comment letter on this proposed rule to FCA on June 24, 2015.

Other Matters

Common Stock Dividends. For the first and second quarters of 2015, Farmer Mac paid a quarterly dividend of $0.16 per share on all classes of its common stock. For each quarter in 2014, Farmer Mac paid a quarterly dividend of $0.14 per share on all classes of its common stock. Farmer Mac's ability to declare and pay dividends on common stock could be restricted if it fails to comply with applicable capital requirements. See "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement Levels" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 16, 2015.

Preferred Stock Dividends. For each of the first and second quarters of 2015 and for each quarter of 2014, Farmer Mac paid a quarterly dividend of $0.3672 per share on its Series A Preferred Stock. For each of the first and second quarters of 2015 and for the last two quarters of 2014, Farmer Mac paid a quarterly dividend of $0.4297 per share on its Series B Preferred Stock, and for the period from, but not including, its issuance date on March 25, 2014 through and including the regularly scheduled quarterly payment date of April 17, 2014, Farmer Mac paid an initial dividend of $0.105 per share on its Series B Preferred Stock. For each of the first and second quarters of 2015, Farmer Mac paid a quarterly dividend of $0.375 per share on its Series C Preferred Stock, and for the period from, but not including, its issuance date on June 20, 2014 through and including the regularly scheduled quarterly payment date of October 17, 2014, Farmer Mac paid an initial dividend of $0.4875 per share on its Series C Preferred Stock.

Supplemental Information

The following tables present quarterly and annual information regarding new business volume, repayments, and outstanding business volume:

Table 22

New Business Volume
	Farm & Ranch		USDA Guarantees	Rural Utilities	Institutional Credit
	Loans	LTSPCs	USDA Securities	Loans	AgVantage	Total
	(in thousands)
For the quarter ended:
June 30, 2015	$196,927	$102,944	$123,933	$—	$307,250	$731,054
March 31, 2015	130,224	59,311	89,186	8,703	214,915	502,339
December 31, 2014	196,058	72,045	86,942	6,972	454,490	816,507
September 30, 2014	150,243	77,368	97,275	9,936	295,700	630,522
June 30, 2014	159,116	34,850	90,785	4,689	300,775	590,215
March 31, 2014	192,407	185,594	67,984	53,903	228,690	728,578
December 31, 2013	245,770	75,731	58,438	41,374	295,000	716,313
September 30, 2013	193,089	198,783	70,372	5,107	353,500	820,851
June 30, 2013	226,135	99,504	110,897	10,222	200,000	646,758

For the year ended:
December 31, 2014	697,824	369,857	342,986	75,500	1,279,655	2,765,822
December 31, 2013	824,881	540,798	361,894	86,965	1,273,500	3,088,038

Table 23

Repayments of Assets by Line of Business
	Farm & Ranch			USDA Guarantees	Rural Utilities	Institutional Credit
	Loans	Guaranteed Securities	LTSPCs	USDA Securities	Loans	AgVantage	Total
	(in thousands)
For the quarter ended:
Scheduled	$8,687	$11,126	$34,064	$31,064	$19	$9,245	$94,205
Unscheduled	48,659	11,299	47,714	45,357	13,910	—	166,939
June 30, 2015	$57,346	$22,425	$81,778	$76,421	$13,929	$9,245	$261,144

Scheduled	$39,803	$21,163	$53,747	$33,388	$25,805	$81,922	$255,828
Unscheduled	59,731	16,687	68,330	38,914	390	—	184,052
March 31, 2015	$99,534	$37,850	$122,077	$72,302	$26,195	$81,922	$439,880

Scheduled	$7,000	$19,821	$28,472	$16,966	$—	$9,349	$81,608
Unscheduled	29,284	21,907	58,882	31,890	—	—	141,963
December 31, 2014	$36,284	$41,728	$87,354	$48,856	$—	$9,349	$223,571

Scheduled	$37,361	$11,560	$45,631	$18,123	$43,612	$383,130	$539,417
Unscheduled	59,601	15,002	54,683	29,539	—	—	158,825
September 30, 2014	$96,962	$26,562	$100,314	$47,662	$43,612	$383,130	$698,242

Scheduled	$9,813	$13,623	$52,622	$28,681	$—	$361,831	$466,570
Unscheduled	45,094	13,575	42,550	38,465	19,622	—	159,306
June 30, 2014	$54,907	$27,198	$95,172	$67,146	$19,622	$361,831	$625,876

Scheduled	$41,587	$24,430	$48,157	$29,319	$23,744	$176,268	$343,505
Unscheduled	63,329	9,747	59,856	39,086	55,164	—	227,182
March 31, 2014	$104,916	$34,177	$108,013	$68,405	$78,908	$176,268	$570,687

Scheduled	$6,729	$24,367	$36,063	$17,463	$6,897	$303,087	$394,606
Unscheduled	54,277	11,586	61,147	30,651	—	—	157,661
December 31, 2013	$61,006	$35,953	$97,210	$48,114	$6,897	$303,087	$552,267

Scheduled	$34,455	$13,133	$47,143	$21,235	$31,994	$258,488	$406,448
Unscheduled	84,889	12,232	81,761	39,514	5,259	—	223,655
September 30, 2013	$119,344	$25,365	$128,904	$60,749	$37,253	$258,488	$630,103

Scheduled	$7,242	$11,749	$50,222	$26,056	$—	$206,511	$301,780
Unscheduled	46,479	17,682	57,385	65,776	—	—	187,322
June 30, 2013	$53,721	$29,431	$107,607	$91,832	$—	$206,511	$489,102

For the year ended:
Scheduled	$95,761	$69,434	$174,882	$93,089	$67,356	$930,578	$1,431,100
Unscheduled	197,308	60,231	215,971	138,980	74,786	—	687,276
December 31, 2014	$293,069	$129,665	$390,853	$232,069	$142,142	$930,578	$2,118,376

Scheduled	$82,440	$77,702	$170,690	$94,672	$61,400	$846,011	$1,332,915
Unscheduled	286,825	67,917	264,314	195,684	5,259	—	819,999
December 31, 2013	$369,265	$145,619	$435,004	$290,356	$66,659	$846,011	$2,152,914

Table 24

Lines of Business - Outstanding Business Volume
	Farm & Ranch			USDA Guarantees	Rural Utilities	Institutional Credit
	Loans	Guaranteed Securities	LTSPCs	USDA Securities	Loans	AgVantage	Total
	(in thousands)
As of:
June 30, 2015	$2,710,493	$575,811	$2,199,266	$1,862,430	$954,188	$6,827,939	$15,130,127
March 31, 2015	2,570,912	598,236	2,178,100	1,814,918	968,117	6,529,934	14,660,217
December 31, 2014	2,540,222	636,086	2,240,866	1,798,034	985,609	6,396,941	14,597,758
September 30, 2014	2,380,448	677,814	2,256,175	1,759,948	978,637	5,951,800	14,004,822
June 30, 2014	2,327,167	704,376	2,279,121	1,710,335	1,012,313	6,039,230	14,072,542
March 31, 2014	2,222,958	731,574	2,339,443	1,686,696	1,027,246	6,100,286	14,108,203
December 31, 2013	2,135,467	765,751	2,261,862	1,687,117	1,052,251	6,047,864	13,950,312
September 30, 2013	1,950,704	801,703	2,283,341	1,676,793	1,017,774	6,055,951	13,786,266
June 30, 2013	1,876,958	827,069	2,213,462	1,667,170	1,049,920	5,960,939	13,595,518

Table 25

On-Balance Sheet Outstanding Business Volume
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
June 30, 2015	$5,136,559	$2,118,999	$4,102,075	$11,357,633
March 31, 2015	5,006,542	2,020,600	3,857,363	10,884,505
December 31, 2014	5,020,085	2,002,943	3,697,272	10,720,300
September 30, 2014	4,823,897	1,919,353	3,324,703	10,067,953
June 30, 2014	4,955,560	1,881,625	3,247,011	10,084,196
March 31, 2014	4,890,979	1,834,352	3,304,094	10,029,425
December 31, 2013	4,980,500	1,827,744	3,113,224	9,921,468
September 30, 2013	4,970,420	1,802,255	2,924,785	9,697,460
June 30, 2013	4,714,119	1,871,225	2,964,004	9,549,348

The following table presents the quarterly net effective spread by segment:

Table 26

	Net Effective Spread by Line of Business
	Farm & Ranch		USDA Guarantees		Rural Utilities		Institutional Credit(1)		Corporate		Net Effective Spread
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
For the quarter ended:
June 30, 2015	$9,681	1.82%	$4,466	0.98%	$2,838	1.18%	$10,860	0.78%	$1,942	0.25%	$29,787	0.88%
March 31, 2015(2)	10,114	1.97%	4,225	0.95%	2,804	1.15%	10,425	0.77%	1,689	0.20%	29,257	0.86%
December 31, 2014(3)	8,682	1.71%	5,250	1.19%	2,908	1.18%	9,871	0.78%	1,732	0.26%	28,443	0.91%
September 30, 2014	8,207	1.68%	5,073	1.18%	2,890	1.16%	9,822	0.78%	3,773	0.59%	29,765	0.97%
June 30, 2014	7,820	1.64%	4,159	0.99%	2,953	1.16%	9,957	0.78%	4,160	0.57%	29,049	0.92%
March 31, 2014(4)	7,114	1.53%	3,784	0.91%	1,990	0.73%	9,406	0.74%	4,142	0.56%	26,436	0.84%
December 31, 2013(4)	10,113	2.20%	4,022	0.97%	2,379	0.89%	9,088	0.72%	4,420	0.58%	30,022	0.94%
September 30, 2013	7,980	1.86%	4,505	1.09%	2,974	1.12%	9,117	0.72%	4,117	0.57%	28,693	0.93%
June 30, 2013	8,228	2.08%	4,508	1.12%	3,056	1.14%	8,805	0.71%	4,294	0.63%	28,891	0.97%

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

(3)	On October 1, 2014, $78.5 million of preferred stock issued by CoBank was called, resulting in a loss of net effective spread of $2.1 million or 30 basis points in the corporate segment. The impact on consolidated net effective spread was 7 basis points.

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

The following table presents quarterly core earnings reconciled to net income attributable to common stockholders:

Table 27

	June 2015	March 2015	December 2014	September 2014	June 2014	March 2014	December 2013	September 2013	June 2013
		(in thousands)
Revenues:
Net effective spread(1)	$29,787	$29,257	$28,443	$29,765	$29,049	$26,436	$30,022	$28,693	$28,891
Guarantee and commitment fees	4,085	4,012	4,096	4,153	4,216	4,315	4,252	4,134	4,126
Other(2)	(24)	(405)	(1,285)	(2,001)	(520)	(410)	427	(466)	3,274
Total revenues	33,848	32,864	31,254	31,917	32,745	30,341	34,701	32,361	36,291

Credit related expense/(income):
Provision for/(release of) losses	1,256	(696)	(479)	(804)	(2,557)	674	12	(36)	(704)
REO operating expenses	—	(1)	48	1	59	2	3	35	259
Losses/(gains) on sale of REO	—	1	28	—	(168)	3	(26)	(39)	(1,124)
Total credit related expense/(income)	1,256	(696)	(403)	(803)	(2,666)	679	(11)	(40)	(1,569)

Operating expenses:
Compensation and employee benefits	5,733	5,693	4,971	4,693	4,889	4,456	4,025	4,523	4,571
General and administrative	3,374	2,823	2,992	3,123	3,288	2,794	3,104	2,827	2,715
Regulatory fees	600	600	600	593	594	594	594	593	594
Total operating expenses	9,707	9,116	8,563	8,409	8,771	7,844	7,723	7,943	7,880

Net earnings	22,885	24,444	23,094	24,311	26,640	21,818	26,989	24,458	29,980
Income tax expense/(benefit)(3)	8,091	6,692	4,858	6,327	(4,734)	4,334	5,279	6,263	7,007
Net (loss)/income attributable to non-controlling interest	(119)	5,354	5,414	5,412	5,819	5,547	5,546	5,547	5,547
Preferred stock dividends	3,296	3,295	3,296	3,283	2,308	952	882	881	881
Core earnings	$11,617	$9,103	$9,526	$9,289	$23,247	$10,985	$15,282	$11,767	$16,545

Reconciling items (after-tax effects):
Unrealized gains/(losses) on financial derivatives and hedging activities	10,388	(582)	(3,717)	2,685	(3,053)	(2,395)	8,003	4,632	11,021
Unrealized gains/(losses) on trading assets	110	236	679	(21)	(46)	426	(50)	(407)	(212)
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(81)	(529)	(811)	(440)	(179)	(8,027)	(10,864)	(421)	(564)
Net effects of settlements on agency forwards	128	(164)	(30)	73	236	(176)	114	(158)	955
Loss on retirement of Farmer Mac II LLC Preferred Stock	—	(6,246)	—	—	—	—	—	—	—
Net income attributable to common stockholders	$22,162	$1,818	$5,647	$11,586	$20,205	$813	$12,485	$15,413	$27,745

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

Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Farmer Mac's management on a timely basis to allow decisions regarding required disclosure. Management, including Farmer Mac's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Farmer Mac's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2015.

Farmer Mac carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Farmer Mac's disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

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

During second quarter 2015, the following transactions related to Farmer Mac's equity securities that were not registered under the Securities Act of 1933 and were not otherwise reported on a Current Report on Form 8-K occurred:

Class C non-voting common stock. Under Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 135 shares of its Class C non-voting common stock on April 7, 2015 to the three directors who elected to receive stock in lieu of their cash retainers. Farmer Mac calculated the number of shares issued to the directors based on a price of $28.19 per share, which was the closing price of the Class C non-voting common stock on March 31, 2015 as reported by the New York Stock Exchange.

On April 1, 2015, Farmer Mac granted stock appreciation rights under its 2008 Omnibus Incentive Plan with respect to an aggregate of 64,500 shares of Class C non-voting common stock, at an exercise price of $32.39 per share, to nineteen employees as incentive compensation. On that same day, Farmer Mac also granted 3,088 shares of restricted stock to one employee under its 2008 Omnibus Incentive Plan. All of those shares of restricted stock will "cliff" vest three years after the grant date if the employee remains employed by Farmer Mac at that time.

(b)	Not applicable.

(c)	None.

Item 3. Defaults Upon Senior Securities

(a) None.

(b) None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

(a) None.

(b) None.

Item 6. Exhibits

(3)           Exhibits.

*	3.1	—	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Food, Conservation and Energy Act of 2008 (Previously filed as Exhibit to Form 10-Q filed August 12, 2008).
*	3.2	—	Amended and Restated By-Laws of the Registrant (Previously filed as Exhibit 3.1 to Form 8-K filed June 9, 2014).
*	4.1	—	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Previously filed as Exhibit 4.1 to Form 10-Q filed May 15, 2003).
*	4.2	—	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Previously filed as Exhibit 4.2 to Form 10-Q filed May 15, 2003).
*	4.3	—	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Previously filed as Exhibit 4.3 to Form 10-Q filed May 15, 2003).
*	4.4	—	Specimen Certificate for 5.875% Non-Cumulative Preferred Stock, Series A (Previously filed as Exhibit 4.4.1 to Form 10-Q filed May 9, 2013).
*	4.4.1	—	Certificate of Designation of Terms and Conditions of 5.875% Non-Cumulative Preferred Stock, Series A (Previously filed as Exhibit 4.1 to Form 8-A filed January 17, 2013).
*	4.5	—	Specimen Certificate for 6.875% Non-Cumulative Preferred Stock, Series B (Previously filed as Exhibit 4.5 to Form 10-Q filed May 12, 2014).
*	4.5.1	—	Certificate of Designation of Terms and Conditions of 6.875% Non-Cumulative Preferred Stock, Series B (Previously filed as Exhibit 4.1 to Form 8-A filed March 25, 2014).
*	4.6	—	Specimen Certificate for 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.6 to Form 10-Q filed August 11, 2014).
*	4.6.1	—	Certificate of Designation of Terms and Conditions of 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.1 to Form 8-A filed June 20, 2014).
*	10.1	—	Form of SARs Award Agreement for grants on or after April 1, 2015 (Previously filed as Exhibit 10.1 to Form 8-K filed on April 3, 2015).
*	10.2	—	Form of Performance-Based Restricted Stock Award Agreement for grants made to non-directors on or after April 1, 2015 (Previously filed as Exhibit 10.2 to Form 8-K filed on April 3, 2015).
*	10.3	—	Form of Time-Based Restricted Stock Award Agreement for grants made to non-directors on or after April 1, 2015 (Previously filed as Exhibit 10.3 to Form 8-K filed on April 3, 2015).
**	31.1	—
Certification of Registrant's principal executive officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Registrant's principal executive officer and principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Timothy L. Buzby		August 10, 2015
By:	Timothy L. Buzby	Date
President and Chief Executive Officer
(Principal Executive Officer)

/s/ R. Dale Lynch		August 10, 2015
By:	R. Dale Lynch	Date
Executive Vice President – Chief Financial Officer
(Principal Financial Officer)