Form 10-Q
period 2015-09-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2015-11-09
CIK 845877

As filed with the Securities and Exchange Commission on November 9, 2015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
Commission File Number 001-14951
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
Yes        ☐                                No           ☒
As of November 2, 2015, the registrant had outstanding 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 9,347,047 shares of Class C Non-Voting Common Stock.

PART I

Item 1. Financial Statements

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of
	September 30, 2015	December 31, 2014
	(in thousands)
Assets:
Cash and cash equivalents	$1,516,536	$1,363,387
Investment securities:
Available-for-sale, at fair value	2,031,629	1,938,499
Trading, at fair value	550	689
Total investment securities	2,032,179	1,939,188
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value	4,156,670	3,659,281
Held-to-maturity, at amortized cost	1,276,153	1,794,620
Total Farmer Mac Guaranteed Securities	5,432,823	5,453,901
USDA Securities:
Available-for-sale, at fair value	1,854,422	1,731,222
Trading, at fair value	31,936	40,310
Total USDA Securities	1,886,358	1,771,532
Loans:
Loans held for investment, at amortized cost	3,148,742	2,833,461
Loans held for investment in consolidated trusts, at amortized cost	612,567	692,478
Allowance for loan losses	(4,775)	(5,864)
Total loans, net of allowance	3,756,534	3,520,075
Real estate owned, at lower of cost or fair value	1,402	421
Financial derivatives, at fair value	7,027	4,177
Interest receivable (includes $4,626 and $9,509, respectively, related to consolidated trusts)	73,963	106,874
Guarantee and commitment fees receivable	40,160	39,462
Deferred tax asset, net	48,409	33,391
Prepaid expenses and other assets	58,454	55,413
Total Assets	$14,853,845	$14,287,821

Liabilities and Equity:
Liabilities:
Notes payable:
Due within one year	$8,280,087	$7,353,953
Due after one year	5,217,307	5,471,186
Total notes payable	13,497,394	12,825,139
Debt securities of consolidated trusts held by third parties	612,994	424,214
Financial derivatives, at fair value	94,880	84,844
Accrued interest payable (includes $3,750 and $5,145, respectively, related to consolidated trusts)	37,830	48,355
Guarantee and commitment obligation	38,253	37,925
Accounts payable and accrued expenses	26,450	81,252
Reserve for losses	5,498	4,263
Total Liabilities	14,313,299	13,505,992
Commitments and Contingencies (Note 6)
Equity:
Preferred stock:
Series A, par value $25 per share, 2,400,000 shares authorized, issued and outstanding	58,333	58,333
Series B, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,044	73,044
Series C, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,382	73,382
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,412,379 shares and 9,406,267 shares outstanding, respectively	9,412	9,406
Additional paid-in capital	117,077	113,559
Accumulated other comprehensive (loss)/income, net of tax	(17,814)	15,533
Retained earnings	225,386	201,013
Total Stockholders' Equity	540,351	545,801
Non-controlling interest	195	236,028
Total Equity	540,546	781,829
Total Liabilities and Equity	$14,853,845	$14,287,821
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$3,185	$4,507	$9,144	$14,845
Farmer Mac Guaranteed Securities and USDA Securities	34,002	32,532	101,608	98,335
Loans	29,731	26,371	86,509	67,157
Total interest income	66,918	63,410	197,261	180,337
Total interest expense	34,735	48,886	102,425	126,114
Net interest income	32,183	14,524	94,836	54,223
Release of/(provision for) allowance for loan losses	1,164	(511)	978	499
Net interest income after release of/(provision for) allowance for loan losses	33,347	14,013	95,814	54,722
Non-interest income:
Guarantee and commitment fees	3,532	3,644	10,297	11,131
(Losses)/gains on financial derivatives and hedging activities	(9,568)	808	939	(12,468)
(Losses)/gains on trading securities	(8)	16,369	524	24,772
Gains/(losses) on sale of available-for-sale investment securities	3	(396)	9	(238)
(Losses)/gains on sale of real estate owned	—	—	(1)	165
Other income	1,060	502	1,933	794
Non-interest (loss)/income	(4,981)	20,927	13,701	24,156
Non-interest expense:
Compensation and employee benefits	5,236	4,693	16,662	14,038
General and administrative	3,676	3,123	9,873	9,205
Regulatory fees	600	593	1,800	1,781
Real estate owned operating costs, net	48	1	47	62
Provision for/(release of) reserve for losses	861	(1,315)	1,235	(2,188)
Non-interest expense	10,421	7,095	29,617	22,898
Income before income taxes	17,945	27,845	79,898	55,980
Income tax expense	6,327	7,564	24,327	55
Net income	11,618	20,281	55,571	55,925
Less: Net loss/(income) attributable to non-controlling interest	36	(5,412)	(5,199)	(16,778)
Net income attributable to Farmer Mac	11,654	14,869	50,372	39,147
Preferred stock dividends	(3,295)	(3,283)	(9,886)	(6,543)
Loss on retirement of preferred stock	—	—	(8,147)	—
Net income attributable to common stockholders	$8,359	$11,586	$32,339	$32,604

Earnings per common share and dividends:
Basic earnings per common share	$0.76	$1.06	$2.94	$2.99
Diluted earnings per common share	$0.74	$1.02	$2.85	$2.87
Common stock dividends per common share	$0.16	$0.14	$0.48	$0.42
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)
Net income	$11,618	$20,281	$55,571	$55,925
Other comprehensive income, net of tax:
Unrealized holding (losses)/gains on available-for-sale securities(1)	(34,846)	2,070	(21,790)	46,612
Unrealized (losses)/gains on cash flow hedges(2)	(2,077)	30	(1,308)	(99)
Less reclassification adjustments included in:
(Losses)/gains on financial derivatives and hedging activities(3)	(3,275)	(3,131)	(9,654)	(9,338)
Gains/(losses) on sale of available-for-sale investment securities(4)	(2)	258	(6)	155
Other income(5)	(347)	(70)	(589)	(48)
Other comprehensive loss	(40,547)	(843)	(33,347)	37,282
Comprehensive (loss)/income	(28,929)	19,438	22,224	93,207
Less: Comprehensive loss/(income) attributable to non-controlling interest	36	(5,412)	(5,199)	(16,778)
Comprehensive (loss)/income attributable to Farmer Mac	$(28,893)	$14,026	$17,025	$76,429

(1)
Presented net of income tax benefit of $18.8 million and expense of $1.1 million, for the three months ended September 30, 2015 and 2014, respectively, and income tax benefit of $11.7 million and expense of $25.1 million for the nine months ended September 30, 2015 and 2014, respectively.

(2)
Presented net of income tax benefit of $1.1 million and expense of $16,000 for the three months ended September 30, 2015 and 2014, respectively, and income tax benefit of $0.7 million and $0.1 million for the nine months ended September 30, 2015 and 2014, respectively.

(3)
Relates to the amortization of the unrealized gains on the hedged items prior to application of hedge accounting. Presented net of income tax benefit of $1.8 million and $1.7 million for the three months ended September 30, 2015 and 2014, respectively, and tax benefit of $5.2 million and $5.0 million for the nine months ended September 30, 2015 and 2014, respectively.

(4)
Represents realized gains on sales of available-for-sale investment securities. Presented net of income tax benefit of $1,000 and expense of $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and income tax benefit of $3,000 and expense of $0.1 million for the nine months ended September 30, 2015 and 2014, respectively.

(5)
Represents amortization of deferred gains related to certain available-for-sale USDA Securities and Farmer Mac Guaranteed USDA Securities. Presented net of income tax benefit of $0.2 million and $38,000 for the three months ended September 30, 2015 and 2014, respectively, and income tax benefit of $0.3 million and $26,000 for the nine months ended September 30, 2015 and 2014, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	For the Nine Months Ended
	September 30, 2015		September 30, 2014
	Shares	Amount	Shares	Amount
	(in thousands)
Preferred stock:
Balance, beginning of period	8,400	$204,759	2,400	$58,333
Issuance of Series B preferred stock	—	—	3,000	73,061
Issuance of Series C preferred stock	—	—	3,000	$73,379
Balance, end of period	8,400	$204,759	8,400	$204,773
Common stock:
Balance, beginning of period	10,937	$10,937	10,886	$10,886
Issuance of Class C common stock	110	110	50	50
Repurchase of Class C common stock	(104)	(104)	—	—
Balance, end of period	10,943	$10,943	10,936	$10,936
Additional paid-in capital:
Balance, beginning of period		$113,559		$110,722
Stock-based compensation expense		2,457		2,182
Issuance of Class C common stock		10		16
Stock-based award activity		1,051		(59)
Balance, end of period		$117,077		$112,861
Retained earnings:
Balance, beginning of period		$201,013		$168,877
Net income attributable to Farmer Mac		50,372		39,147
Cash dividends:
Preferred stock, Series A ($1.1016 per share in 2015 and 2014)		(2,644)		(2,644)
Preferred stock, Series B ($1.2891 per share in 2015 and $0.8330 per share in 2014)		(3,867)		(2,649)
Preferred stock, Series C ($1.1250 per share in 2015 and $0.4167 per share in 2014)		(3,375)		(1,250)
Common stock ($0.48 per share in 2015 and $0.42 per share in 2014)		(5,280)		(4,584)
Repurchase of Class C common stock		(2,686)		—
Loss on retirement of preferred stock, Farmer Mac II LLC		(8,147)		—
Balance, end of period		$225,386		$196,897
Accumulated other comprehensive income:
Balance, beginning of period		$15,533		$(16,202)
Other comprehensive income, net of tax		(33,347)		37,282
Balance, end of period		$(17,814)		$21,080
Total Stockholders' Equity		$540,351		$546,547
Non-controlling interest:
Balance, beginning of period		$236,028		$241,853
Redemption of Farmer Mac II LLC preferred stock		(235,853)		(6,000)
Investment in Contour - non-controlling interest		175		—
Net loss attributable to non-controlling interest		(155)		—
Balance, end of period		$195		$235,853
Total Equity		$540,546		$782,400
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
	(in thousands)
Cash flows from operating activities:
Net income	$55,571	$55,925
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums, and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Securities	2,199	16,624
Amortization of debt premiums, discounts and issuance costs	9,601	7,384
Net change in fair value of trading securities, hedged assets, and financial derivatives	(8,705)	3,537
(Gains)/losses on sale of available-for-sale investment securities	(9)	238
Losses/(gains) on sale of real estate owned	1	(165)
Total provision for/(release of) losses	257	(2,687)
Deferred income taxes	2,182	(16,340)
Stock-based compensation expense	2,457	2,183
Proceeds from repayment of trading investment securities	544	541
Proceeds from repayment of loans purchased as held for sale	82,864	95,194
Net change in:
Interest receivable	32,911	43,124
Guarantee and commitment fees receivable	(698)	381
Other assets	(2,369)	(19,179)
Securities sold, not yet purchased	—	1,657,901
Accrued interest payable	(10,525)	(18,919)
Other liabilities	(864)	4,910
Net cash provided by operating activities	165,417	1,830,652
Cash flows from investing activities:
Net change in securities purchased under agreements to resell	—	(1,630,427)
Purchases of available-for-sale investment securities	(1,282,474)	(1,171,063)
Purchases of Farmer Mac Guaranteed Securities and USDA Securities	(1,093,737)	(1,074,019)
Purchases of loans held for investment	(565,829)	(567,774)
Purchases of defaulted loans	(2,244)	(440)
Proceeds from repayment of available-for-sale investment securities	1,111,093	894,475
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Securities	901,327	1,098,901
Proceeds from repayment of loans purchased as held for investment	248,989	303,905
Proceeds from sale of available-for-sale investment securities	83,735	770,149
Proceeds from sale of Farmer Mac Guaranteed Securities	231,242	169,820
(Payments)/proceeds from sale of real estate owned	(1)	1,224
Net cash used in investing activities	(367,899)	(1,205,249)
Cash flows from financing activities:
Proceeds from issuance of discount notes	68,066,267	32,008,889
Proceeds from issuance of medium-term notes	3,406,037	2,644,707
Payments to redeem discount notes	(66,933,948)	(33,360,658)
Payments to redeem medium-term notes	(3,875,715)	(2,121,000)
Excess tax benefits related to stock-based awards	154	57
Payments to third parties on debt securities of consolidated trusts	(42,449)	(34,080)
Proceeds from common stock issuance	1,685	209
Proceeds from Series B Preferred stock issuance	—	73,061
Proceeds from Series C Preferred stock issuance	—	73,379
Common stock repurchased	(1,994)	—
Investment in Contour	175	—
Redemption of Farmer Mac II LLC Preferred Stock	(244,000)	(6,000)
Dividends paid - Non-controlling interest - preferred stock	(5,415)	(16,778)
Dividends paid on common and preferred stock	(15,166)	(8,832)
Net cash provided by/(used in) financing activities	355,631	(747,046)
Net increase/(decrease) in cash and cash equivalents	153,149	(121,643)
Cash and cash equivalents at beginning of period	1,363,387	749,313
Cash and cash equivalents at end of period	$1,516,536	$627,670
 The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ACCOUNTING POLICIES

The interim unaudited consolidated financial statements of the Federal Agricultural Mortgage Corporation ("Farmer Mac") and subsidiaries have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Farmer Mac and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted as permitted by SEC rules and regulations. The December 31, 2014 consolidated balance sheet presented in this report has been derived from Farmer Mac's audited 2014 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2014 consolidated financial statements of Farmer Mac and subsidiaries included in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 16, 2015. That Form 10-K describes Farmer Mac's significant accounting policies, which include its policies on Principles of Consolidation; Cash and Cash Equivalents and Statements of Cash Flows; Transfers of Financial Assets and Liabilities; Investment Securities, Farmer Mac Guaranteed Securities, and USDA Securities; Loans; Securitization of Loans; Real Estate Owned; Financial Derivatives; Notes Payable; Allowance for Loan Losses and Reserve for Losses; Earnings Per Common Share; Income Taxes; Stock-Based Compensation; Comprehensive Income; Long-Term Standby Purchase Commitments ("LTSPCs"); Fair Value Measurement; and Consolidation of Variable Interest Entities ("VIEs"). Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year. Presented below are Farmer Mac's significant accounting policies that contain updated information for the three and nine month periods ended September 30, 2015.

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

The following tables present, by line of business, details about the consolidation of VIEs:

Table 1.1

	Consolidation of Variable Interest Entities
	As of September 30, 2015
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost	$612,567	$—	$—	$—	$—	$612,567
Debt securities of consolidated trusts held by third parties(1)	612,994	—	—	—	—	612,994
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value(2)	—	30,708	—	31,833	—	62,541
Maximum exposure to loss(3)	—	31,218	—	30,000	—	61,218
Investment securities:
Carrying value(4)	—	—	—	—	539,828	539,828
Maximum exposure to loss(3)(4)	—	—	—	—	538,462	538,462
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss(3)(5)	553,469	10,712	—	970,000	—	1,534,181

(1)	Includes borrower remittances of $0.4 million which have not been passed through to third party investors as of September 30, 2015.

(2)
Includes $0.5 million of unamortized premiums and discounts and fair value adjustments related to the USDA Guarantees line of business. Includes fair value adjustments related to the Institutional Credit line of business of $1.8 million.

(3)	Farmer Mac uses unpaid principal balance and outstanding face amount of investment securities to represent maximum exposure to loss.

(4)	Includes auction-rate certificates, asset-backed securities, and government-sponsored enterprise ("GSE")-guaranteed mortgage-backed securities.

(5)	The amount under the Farm & Ranch line of business relates to unconsolidated trusts where Farmer Mac determined it was not the primary beneficiary due to shared power with an unrelated party.

	Consolidation of Variable Interest Entities
	As of December 31, 2014
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost(1)	$421,355	$—	$271,123	$—	$—	$692,478
Debt securities of consolidated trusts held by third parties(2)	424,214	—	—	—	—	424,214
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value(3)	—	27,620	—	32,415	—	60,035
Maximum exposure to loss(4)	—	27,832	—	30,000	—	57,832
Investment securities:
Carrying value(5)	—	—	—	—	409,657	409,657
Maximum exposure to loss(4)(5)	—	—	—	—	412,690	412,690
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss(4)(6)	636,086	13,978	—	970,000	—	1,620,064

(1)	Includes unamortized premiums related to the Rural Utilities line of business of $3.7 million.

(2)	Includes borrower remittances of $2.9 million which have not been passed through to third party investors as of December 31, 2014.

(3)
Includes $0.2 million of unamortized premiums and discounts and fair value adjustments related to the USDA Guarantees line of business. Includes fair value adjustments related to the Institutional Credit line of business of $2.4 million.

(4)	Farmer Mac uses unpaid principal balance and the outstanding face amount of investment securities to represent maximum exposure to loss.

(5)	Includes auction-rate certificates, asset-backed securities, and government-sponsored enterprise ("GSE")-guaranteed mortgage-backed securities.

(6)	The amount under the Farm & Ranch line of business relates to unconsolidated trusts where Farmer Mac determined it was not the primary beneficiary due to shared power with an unrelated party.

(a)	Statements of Cash Flows

The following table sets forth information regarding certain non-cash transactions for the nine months ended September 30, 2015 and 2014:

Table 1.2

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
	(in thousands)
Non-cash activity:
Loans acquired and securitized as Farmer Mac Guaranteed Securities	$231,242	$169,820
Consolidation of Farm & Ranch Guaranteed Securities from off-balance sheet to loans held for investment in consolidated trusts and to debt securities of consolidated trusts held by third parties	231,242	172,268
Purchases of securities - traded, not yet settled	15,000	—
Issuance costs on the retirement of Farmer Mac II LLC Preferred Stock	8,147	—
Unsettled common stock repurchases	796	—
Transfers of available-for-sale Farmer Mac Guaranteed Securities to held-to-maturity	—	1,612,086

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

Basic earnings per common share ("EPS") is based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per common share is based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options, stock appreciation rights ("SARs"), and non-vested restricted stock awards.  The following schedule reconciles basic and diluted EPS for the three and nine months ended September 30, 2015 and 2014:

Table 1.3

	For the Three Months Ended
	September 30, 2015			September 30, 2014
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$8,359	11,028	$0.76	$11,586	10,930	$1.06
Effect of dilutive securities(1):
Stock options, SARs and restricted stock	—	243	(0.02)	—	442	(0.04)
Diluted EPS	$8,359	11,271	$0.74	$11,586	11,372	$1.02

(1)
For the three months ended September 30, 2015 and 2014, stock options and SARs of 476,699 and 118,583, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the three months ended September 30, 2015 and 2014, contingent shares of non-vested restricted stock of 45,034 and 42,514, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions have not yet been met.

	For the Nine Months Ended
	September 30, 2015			September 30, 2014
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$32,339	10,992	$2.94	$32,604	10,914	$2.99
Effect of dilutive securities(1):
Stock options, SARs and restricted stock	—	355	(0.09)	—	446	(0.12)
Diluted EPS	$32,339	11,347	$2.85	$32,604	11,360	$2.87

(1)
For the nine months ended September 30, 2015 and 2014, stock options and SARs of 302,598 and 91,011, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the nine months ended September 30, 2015 and 2014, contingent shares of non-vested restricted stock of 40,194 and 38,874, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions have not yet been met.

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

Beginning January 1, 2015, Farmer Mac classified all of the income from Farmer Mac Guaranteed Securities that it holds in its portfolio as interest income. Prior to January 1, 2015, Farmer Mac classified a portion of the income from those securities, $2.5 million and $8.0 million for the three and nine months ended September 30, 2014, respectively, as guarantee and commitment fees. This change in classification does not affect the timing or amount of income recognized from these securities. The corresponding guarantee and commitment fee receivable balance as of December 31, 2014 also was reclassified to accrued interest receivable. Certain reclassifications of prior period information, including the aforementioned change, were made to conform to the current period presentation.

2.	INVESTMENT SECURITIES

The following tables set forth information about Farmer Mac's investment securities as of September 30, 2015 and December 31, 2014:

Table 2.1

	As of September 30, 2015
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$46,500	$—	$46,500	$—	$(1,576)	$44,924
Floating rate asset-backed securities	81,868	(286)	81,582	44	(508)	81,118
Floating rate corporate debt securities	10,000	—	10,000	—	(9)	9,991
Fixed rate corporate debt securities	10,000	(2)	9,998	7	—	10,005
Floating rate Government/GSE guaranteed mortgage-backed securities	856,089	3,717	859,806	3,588	(1,170)	862,224
Fixed rate GSE guaranteed mortgage-backed securities(1)	728	3,223	3,951	4,022	—	7,973
Floating rate GSE subordinated debt	70,000	—	70,000	—	(3,888)	66,112
Fixed rate senior agency debt	380,806	(103)	380,703	83	—	380,786
Fixed rate U.S. Treasuries	568,194	130	568,324	172	—	568,496
Total available-for-sale	2,024,185	6,679	2,030,864	7,916	(7,151)	2,031,629
Trading:
Floating rate asset-backed securities	2,325	—	2,325	—	(1,775)	550
Total investment securities	$2,026,510	$6,679	$2,033,189	$7,916	$(8,926)	$2,032,179

(1)	Fair value includes $7.2 million of an interest-only security with a notional amount of $152.4 million.

	As of December 31, 2014
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$46,600	$—	$46,600	$—	$(6,024)	$40,576
Floating rate asset-backed securities	100,730	(74)	100,656	283	(37)	100,902
Floating rate corporate debt securities	10,000	—	10,000	91	—	10,091
Fixed rate corporate debt securities	30,000	(10)	29,990	35	—	30,025
Floating rate Government/GSE guaranteed mortgage-backed securities	605,053	3,431	608,484	4,712	(443)	612,753
Fixed rate GSE guaranteed mortgage-backed securities(1)	853	3,542	4,395	3,807	—	8,202
Floating rate GSE subordinated debt	70,000	—	70,000	—	(3,680)	66,320
Fixed rate senior agency debt	18,806	130	18,936	3	—	18,939
Floating rate U.S. Treasuries	75,000	(10)	74,990	—	(11)	74,979
Fixed rate U.S. Treasuries	975,194	462	975,656	72	(16)	975,712
Total available-for-sale	1,932,236	7,471	1,939,707	9,003	(10,211)	1,938,499
Trading:
Floating rate asset-backed securities	2,868	—	2,868	—	(2,179)	689
Total investment securities	$1,935,104	$7,471	$1,942,575	$9,003	$(12,390)	$1,939,188

(1)	Fair value includes $7.3 million of an interest-only security with a notional amount of $152.4 million.

During the three months ended September 30, 2015, Farmer Mac received proceeds of $8.7 million from the sale of securities from its available-for-sale investment portfolio, resulting in realized gains of $0.1 million, compared to proceeds of $39.7 million for the same period in 2014, resulting in gross realized losses of $0.5 million and gross realized gains of $0.1 million. During the nine months ended September 30, 2015, Farmer Mac received proceeds of $83.7 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $0.1 million, compared to proceeds of $770.1 million for the the nine months ended September 30, 2014, resulting in gross realized losses of $0.8 million and gross realized gains of $0.6 million. Farmer Mac also recognized $0.1 million in losses during the three and nine months ended September 30, 2015 related to other-than-temporary impairment on two auction-rate certificate securities. As of September 30, 2015, Farmer Mac intends to sell these auction-rate certificate securities in fourth quarter 2015 at a price of 99.63 percent of par pursuant to a forward sales agreement.

As of September 30, 2015 and December 31, 2014, unrealized losses on available-for-sale investment securities were as follows:

Table 2.2

	As of September 30, 2015
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$18,124	$(1,576)
Floating rate asset-backed securities	25,391	(297)	7,105	(211)
Floating rate corporate debt securities	4,991	(9)	—	—
Floating rate Government/GSE guaranteed mortgage-backed securities	283,418	(679)	93,530	(491)
Floating rate GSE subordinated debt	—	—	66,112	(3,888)
Total	$313,800	$(985)	$184,871	$(6,166)

	As of December 31, 2014
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$40,576	$(6,024)
Floating rate asset-backed securities	19,388	(37)	—	—
Floating rate Government/GSE guaranteed mortgage-backed securities	76,100	(164)	76,867	(279)
Floating rate GSE subordinated debt	—	—	66,320	(3,680)
Floating rate U.S. Treasuries	74,980	(11)	—	—
Fixed rate U.S. Treasuries	325,033	(16)	—	—
Total	$495,501	$(228)	$183,763	$(9,983)

The unrealized losses presented above are principally due to a general widening of credit spreads from the dates of acquisition to September 30, 2015 and December 31, 2014, as applicable. The resulting decrease in fair values reflects an increase in the perceived risk by the financial markets related to those securities. As of September 30, 2015, all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government or had credit ratings of at least "AA+," except two that were rated "A-." As of December 31, 2014 , all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government or had credit ratings of at least "AA+," except one that was rated "A-." The unrealized losses were on 44 and 35 individual investment securities as of September 30, 2015 and December 31, 2014, respectively.

As of September 30, 2015, 14 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $6.2 million. As of December 31, 2014, 15 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $10.0 million.  Securities in unrealized loss positions for 12 months or longer have a fair value as of

September 30, 2015 that is, on average, approximately 97 percent of their amortized cost basis. Farmer Mac believes that all of these unrealized losses are recoverable within a reasonable period of time by way of maturity or changes in credit spreads. Accordingly, Farmer Mac has concluded that none of the unrealized losses on these available-for-sale investment securities represents other-than-temporary impairment as of September 30, 2015 and December 31, 2014.

Farmer Mac did not own any held-to-maturity investment securities as of September 30, 2015 and December 31, 2014. As of September 30, 2015, Farmer Mac owned trading investment securities with an amortized cost of $2.3 million, a fair value of $0.6 million, and a weighted average yield of 4.29 percent. As of December 31, 2014, Farmer Mac owned trading investment securities with an amortized cost of $2.9 million, a fair value of $0.7 million, and a weighted average yield of 4.24 percent.

The amortized cost, fair value, and weighted average yield of available-for-sale investment securities by remaining contractual maturity as of September 30, 2015 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 2.3

	As of September 30, 2015
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$959,025	$959,287	0.27%
Due after one year through five years	94,816	95,302	1.17%
Due after five years through ten years	229,839	230,299	0.90%
Due after ten years	747,184	746,741	0.86%
Total	$2,030,864	$2,031,629	0.60%

3.	FARMER MAC GUARANTEED SECURITIES AND USDA SECURITIES

The following tables set forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities as of September 30, 2015 and December 31, 2014:

Table 3.1

	As of September 30, 2015
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$1,275,549	$604	$1,276,153	$15,137	$—	$1,291,290
Available-for-sale:
AgVantage	$4,162,940	$—	$4,162,940	$37,899	$(74,877)	$4,125,962
Farmer Mac Guaranteed USDA Securities	31,218	(350)	30,868	30	(190)	30,708
Total Farmer Mac Guaranteed Securities	4,194,158	(350)	4,193,808	37,929	(75,067)	4,156,670
USDA Securities	1,826,258	2,034	1,828,292	26,481	(351)	1,854,422
Total available-for-sale	$6,020,416	$1,684	$6,022,100	$64,410	$(75,418)	$6,011,092
Trading:
USDA Securities	$30,437	$2,229	$32,666	$82	$(812)	$31,936

	As of December 31, 2014
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$1,785,340	$9,280	$1,794,620	$6,211	$(255)	$1,800,576
Available-for-sale:
AgVantage	$3,625,073	$—	$3,625,073	$36,442	$(29,853)	$3,631,662
Farmer Mac Guaranteed USDA Securities	27,831	(442)	27,389	237	(7)	27,619
Total Farmer Mac Guaranteed Securities	3,652,904	(442)	3,652,462	36,679	(29,860)	3,659,281
USDA Securities	1,717,813	3,162	1,720,975	11,850	(1,603)	1,731,222
Total available-for-sale	$5,370,717	$2,720	$5,373,437	$48,529	$(31,463)	$5,390,503
Trading:
USDA Securities	$38,412	$2,748	$41,160	$114	$(964)	$40,310

As of September 30, 2015 and December 31, 2014, unrealized losses on held-to-maturity and available-for-sale on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities were as follows:

Table 3.2

	As of September 30, 2015
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Available-for-sale:
AgVantage	$1,560,161	$(56,977)	$843,727	$(17,900)
Farmer Mac Guaranteed USDA Securities	29,133	(190)	—	—
USDA Securities	—	—	100,275	(351)
Total available-for-sale	$1,589,294	$(57,167)	$944,002	$(18,251)

	As of December 31, 2014
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$547	$(1)	$49,745	$(254)

Available-for-sale:
AgVantage	$685,131	$(13,115)	$1,460,089	$(16,738)
Farmer Mac Guaranteed USDA Securities	3,720	(7)	—	—
USDA Securities	264,375	(1,549)	97,817	(54)
Total available-for-sale	$953,226	$(14,671)	$1,557,906	$(16,792)

The unrealized losses presented above are principally due to higher interest rates from the date of acquisition to September 30, 2015 and December 31, 2014, as applicable. The credit exposure related to Farmer Mac's USDA Guarantees line of business is covered by the full faith and credit guarantee of the United States. The unrealized losses from AgVantage securities were on 24 available-for-sale securities as of September 30, 2015. There were no unrealized losses from held-to-maturity AgVantage securities as of September 30, 2015. The unrealized losses from AgVantage securities were on 2 held-to-maturity securities and 23 available-for-sale securities as of December 31, 2014. As of September 30, 2015, 6 available-for-sale AgVantage securities had been in a loss position for more than 12 months with a total unrealized loss of $17.9 million. As of December 31, 2014, 15 available-for-sale AgVantage securities had been in a loss position for more than 12 months with a total unrealized loss of $16.7 million. AgVantage® is a registered trademark of Farmer Mac used to designate Farmer Mac Guaranteed Securities that are general obligations of lenders secured by pools of eligible loans. These Farmer Mac Guaranteed Securities are referred to as AgVantage securities. Each AgVantage security backed by agricultural mortgages requires some level of overcollateralization, or, in the case of rural utilities loans, 100 percent collateralization, and is secured by eligible loans of the issuing institution with a requirement that delinquent loans be removed from the collateral pool and then replaced with current eligible loans. Farmer Mac has concluded that none of the unrealized losses on its held-to-maturity Farmer Mac Guaranteed Securities and available-for-sale Farmer Mac Guaranteed Securities and USDA Securities are other-than-temporary impairment as of either September 30, 2015 or as of December 31, 2014.  Farmer Mac does not intend to sell these securities, and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

During the three and nine months ended September 30, 2015 and 2014, Farmer Mac realized no gains or losses from the sale of Farmer Mac Guaranteed Securities and USDA Securities.

The amortized cost, fair value, and weighted average yield of available-for-sale and held-to-maturity Farmer Mac Guaranteed Securities and USDA Securities by remaining contractual maturity as of September 30, 2015 are set forth below. The balances presented are based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 3.3

	As of September 30, 2015
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$569,257	$573,156	2.79%
Due after one year through five years	1,380,918	1,390,409	1.41%
Due after five years through ten years	1,588,290	1,596,379	1.73%
Due after ten years	2,483,635	2,451,148	2.48%
Total	$6,022,100	$6,011,092	2.06%

	As of September 30, 2015
	Held-to-Maturity Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$632,791	$634,917	2.30%
Due after one year through five years	643,362	656,373	2.19%
Total	$1,276,153	$1,291,290	2.24%

As of September 30, 2015, Farmer Mac owned trading USDA Securities with an amortized cost of $32.7 million, a fair value of $31.9 million, and a weighted average yield of 5.50 percent. As of December 31, 2014, Farmer Mac owned trading USDA Securities with an amortized cost of $41.2 million, a fair value of $40.3 million, and a weighted average yield of 5.60 percent.

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

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements as of September 30, 2015 and December 31, 2014 and the effects of financial derivatives on the consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014:

Table 4.1

	As of September 30, 2015
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$1,226,075	$—	$(36,048)	2.24%	0.30%		3.31
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	102,000	—	(2,720)	2.23%	0.50%		6.99
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	514,969	16	(55,941)	4.02%	0.30%		8.69
Receive fixed non-callable	5,081,396	6,652	(46)	0.19%	0.40%		0.59
Receive fixed callable	287,565	108	(3)	0.17%	0.88%		2.76
Basis swaps	800,000	252	(60)	0.15%	0.28%		2.53
Agency forwards	28,528	—	(312)			100.50
Treasury futures	11,600	—	(52)			128.28
Credit valuation adjustment		(1)	302
Total financial derivatives	$8,052,133	$7,027	$(94,880)
Collateral pledged		—	48,111
Net amount		$7,027	$(46,769)

	As of December 31, 2014
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$1,000,000	$—	$(31,718)	2.47%	0.23%		3.98
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	15,000	—	(289)	2.43%	0.51%		6.23
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	490,183	537	(51,224)	4.23%	0.23%		7.05
Receive fixed non-callable	3,829,355	3,414	(461)	0.14%	0.27%		0.55
Receive fixed callable	383,565	1	(877)	0.12%	1.34%		3.47
Basis swaps	1,105,000	247	(406)	0.11%	0.31%		2.42
Agency forwards	12,768	—	(53)			101.00
Treasury futures	1,700	—	(3)			126.60
Credit valuation adjustment		(22)	187
Total financial derivatives	$6,837,571	$4,177	$(84,844)
Collateral pledged		—	46,627
Net amount		$4,177	$(38,217)

Table 4.2

	(Losses)/gains on financial derivatives and hedging activities
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)
Fair value hedges:
Interest rate swaps(1)	$(12,646)	$5,610	$(4,330)	$5,010
Hedged items	15,834	(2,549)	13,356	4,019
Gains on hedging activities	3,188	3,061	9,026	9,029
No hedge designation:
Interest rate swaps	(11,478)	(2,074)	(5,637)	(19,748)
Agency forwards	(966)	(210)	(2,108)	(1,297)
Treasury futures	(312)	31	(342)	(452)
(Losses)/gains on financial derivatives not designated in hedging relationships	(12,756)	(2,253)	(8,087)	(21,497)
(Losses)/gains on financial derivatives and hedging activities	$(9,568)	$808	$939	$(12,468)

(1)
Included in the assessment of hedge effectiveness as of September 30, 2015, but excluded from the amounts in the table, were losses of $2.9 million and $8.6 million, respectively, for the three and nine months ended September 30, 2015, attributable to the fair value of the swaps at the inception of the hedging relationship. Accordingly, the amounts recognized as hedge ineffectiveness for the three and nine months ended September 30, 2015 were gains of $0.3 million and gains of $0.4 million, respectively. The comparable amounts as of September 30, 2014 were losses of $2.9 million and $8.7 million, respectively, for the three and nine months ended September 30, 2014, attributable to the fair value of the swaps at the inception of the hedging relationship and, accordingly, gains of $0.2 million and $0.3 million, respectively, for the three and nine months ended September 30, 2014, attributable to hedge ineffectiveness.

As of September 30, 2015 and December 31, 2014, Farmer Mac's credit exposure to interest rate swap counterparties, excluding netting arrangements and any adjustment for nonperformance risk, but including accrued interest, was $12.4 million and $6.1 million, respectively; however, including netting arrangements and accrued interest, Farmer Mac's credit exposure was $0.2 million as of September 30, 2015 and $0.4 million as of December 31, 2014. Farmer Mac held no cash as collateral for its derivatives in net asset positions, resulting in uncollateralized net asset positions of $0.2 million as of September 30, 2015 and $0.4 million as of December 31, 2014.

As of September 30, 2015 and December 31, 2014, the fair value of Farmer Mac's derivatives in a net liability position including accrued interest but excluding netting arrangements and any adjustment for nonperformance risk, was $105.7 million and $99.4 million, respectively. Including netting arrangements and accrued interest, the fair value of Farmer Mac's derivatives in a net liability position at the counterparty level, was $93.0 million and $93.4 million as of September 30, 2015 and December 31, 2014, respectively.  Farmer Mac posted cash of $48.1 million and no investment securities as of September 30, 2015 and posted cash of $46.6 million and no investment securities as of December 31, 2014.  Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets. Any investment securities posted as collateral are included in the investment securities balances on the consolidated balance sheets.  If Farmer Mac had breached certain provisions of the derivative contracts as of September 30, 2015 and December 31, 2014, it could have been required to settle its obligations under the agreements or post additional collateral of $44.9 million and $46.8 million, respectively. As of September 30, 2015 and December 31, 2014, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

Of Farmer Mac's $8.0 billion notional amount of interest rate swaps outstanding as of September 30, 2015, $5.7 billion were cleared through swap clearinghouses. Of Farmer Mac's $6.8 billion notional amount of interest rate swaps outstanding as of December 31, 2014, $4.0 billion were cleared through swap clearinghouses.

5.	LOANS AND ALLOWANCE FOR LOSSES

Loans

Farmer Mac classifies loans as either held for investment or held for sale. Loans held for investment are recorded at the unpaid principal balance, net of unamortized premium or discount and other cost adjustments. Loans held for sale are reported at the lower of cost or fair value determined on a pooled basis. As of September 30, 2015 and December 31, 2014, Farmer Mac had no loans held for sale. The following table displays the composition of the loan balances as of September 30, 2015 and December 31, 2014:

Table 5.1

	As of September 30, 2015			As of December 31, 2014
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Farm & Ranch	$2,166,125	$612,567	$2,778,692	$2,118,867	$421,355	$2,540,222
Rural Utilities	982,078	—	982,078	718,213	267,396	985,609
Total unpaid principal balance(1)	3,148,203	612,567	3,760,770	2,837,080	688,751	3,525,831
Unamortized premiums, discounts and other cost basis adjustments	539	—	539	(3,619)	3,727	108
Total loans	3,148,742	612,567	3,761,309	2,833,461	692,478	3,525,939
Allowance for loan losses	(4,158)	(617)	(4,775)	(5,324)	(540)	(5,864)
Total loans, net of allowance	$3,144,584	$611,950	$3,756,534	$2,828,137	$691,938	$3,520,075

(1)	Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business.

Allowance for Losses

Farmer Mac maintains an allowance for losses presented in two components on its consolidated balance sheets: (1) an allowance for loan losses to account for estimated probable losses on loans held, and (2) a reserve for losses to account for estimated probable losses on loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities.  As of September 30, 2015 and December 31, 2014, Farmer Mac reported allowances for losses of $10.3 million and $10.1 million, respectively. See Note 6 for more information about off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs.

The following is a summary of the changes in the total allowance for losses for the three and nine months ended September 30, 2015 and 2014:

Table 5.2

	As of September 30, 2015			As of September 30, 2014
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
For the Three Months Ended:
Beginning Balance	$5,939	$4,637	$10,576	$5,770	$5,595	$11,365
(Release of)/provision for losses	(1,164)	861	(303)	511	(1,315)	(804)
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	45	—	45
Ending Balance	$4,775	$5,498	$10,273	$6,326	$4,280	$10,606

For the Nine Months Ended:
Beginning Balance	$5,864	$4,263	$10,127	$6,866	$6,468	$13,334
(Release of)/provision for losses	(978)	1,235	257	(499)	(2,188)	(2,687)
Charge-offs	(111)	—	(111)	(86)	—	(86)
Recoveries	—	—	—	45	—	45
Ending Balance	$4,775	$5,498	$10,273	$6,326	$4,280	$10,606

During third quarter 2015, Farmer Mac recorded releases to its allowance for loan losses of $1.2 million and provisions to its reserve for losses of $0.9 million. The releases to the allowance for loan losses recorded during third quarter 2015 were primarily attributable to a reduction in the specific allowance for a permanent planting loan based on the updated appraised value of the collateral underlying such loan. The provisions to the reserve for losses recorded during third quarter 2015 were attributable to an increase in the specific allowance on two impaired canola facility loans underlying an LTSPC with one borrower. Farmer Mac recorded no charge-offs to its allowance for loan losses during third quarter 2015.

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

The following tables present the changes in the total allowance for losses for the three and nine months ended September 30, 2015 and 2014 by commodity type:

Table 5.3

	September 30, 2015
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$2,653	$2,221	$1,760	$433	$3,502	$7	$10,576
Provision for/(release of) losses	110	(1,151)	39	(49)	748	—	(303)
Charge-offs	—	—	—	—	—	—	—
Ending Balance	$2,763	$1,070	$1,799	$384	$4,250	$7	$10,273

For the Nine Months Ended:
Beginning Balance	$2,519	$2,159	$1,423	$467	$3,552	$7	$10,127
Provision for/(release of) losses	244	(1,089)	376	28	698	—	257
Charge-offs	—	—	—	(111)	—	—	(111)
Ending Balance	$2,763	$1,070	$1,799	$384	$4,250	$7	$10,273

	September 30, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$2,390	$2,217	$1,311	$444	$4,999	$4	$11,365
Provision for/(release of) losses	123	74	(6)	(3)	(992)	—	(804)
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	45	—	—	—	—	45
Ending Balance	$2,513	$2,336	$1,305	$441	$4,007	$4	$10,606

For the Nine Months Ended:
Beginning Balance	$2,124	$2,186	$1,271	$454	$7,292	$7	$13,334
Provision for/(release of) losses	389	105	91	16	(3,285)	(3)	(2,687)
Charge-offs	—	—	(57)	(29)	—	—	(86)
Recoveries	—	45	—	—	—	—	45
Ending Balance	$2,513	$2,336	$1,305	$441	$4,007	$4	$10,606

The following tables present the unpaid principal balances of loans held and loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities and the related total allowance for losses by impairment method and commodity type as of September 30, 2015 and December 31, 2014:

Table 5.4

	As of September 30, 2015
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$1,771,015	$396,674	$430,598	$92,327	$24,469	$79	$2,715,162
Off-balance sheet	1,255,337	500,917	768,207	109,474	53,130	5,759	2,692,824
Total	$3,026,352	$897,591	$1,198,805	$201,801	$77,599	$5,838	$5,407,986
Individually evaluated for impairment:
On-balance sheet	$20,840	$29,378	$4,331	$8,981	$—	$—	$63,530
Off-balance sheet	7,260	3,690	7,281	783	13,500	—	32,514
Total	$28,100	$33,068	$11,612	$9,764	$13,500	$—	$96,044
Total Farm & Ranch loans:
On-balance sheet	$1,791,855	$426,052	$434,929	$101,308	$24,469	$79	$2,778,692
Off-balance sheet	1,262,597	504,607	775,488	110,257	66,630	5,759	2,725,338
Total	$3,054,452	$930,659	$1,210,417	$211,565	$91,099	$5,838	$5,504,030
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$1,848	$445	$717	$59	$357	$—	$3,426
Off-balance sheet	333	153	314	61	293	7	1,161
Total	$2,181	$598	$1,031	$120	$650	$7	$4,587
Individually evaluated for impairment:
On-balance sheet	$383	$351	$379	$236	$—	$—	$1,349
Off-balance sheet	199	121	389	28	3,600	—	4,337
Total	$582	$472	$768	$264	$3,600	$—	$5,686
Total Farm & Ranch loans:
On-balance sheet	$2,231	$796	$1,096	$295	$357	$—	$4,775
Off-balance sheet	532	274	703	89	3,893	7	5,498
Total	$2,763	$1,070	$1,799	$384	$4,250	$7	$10,273

	As of December 31, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$1,621,360	$359,517	$406,049	$57,851	$29,003	$—	$2,473,780
Off-balance sheet	1,305,141	521,535	839,286	102,857	85,357	6,781	2,860,957
Total	$2,926,501	$881,052	$1,245,335	$160,708	$114,360	$6,781	$5,334,737
Individually evaluated for impairment:
On-balance sheet	$12,307	$35,904	$6,571	$11,660	$—	$—	$66,442
Off-balance sheet	2,458	3,239	8,712	1,586	—	—	15,995
Total	$14,765	$39,143	$15,283	$13,246	$—	$—	$82,437
Total Farm & Ranch loans:
On-balance sheet	$1,633,667	$395,421	$412,620	$69,511	$29,003	$—	$2,540,222
Off-balance sheet	1,307,599	524,774	847,998	104,443	85,357	6,781	2,876,952
Total	$2,941,266	$920,195	$1,260,618	$173,954	$114,360	$6,781	$5,417,174
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$1,824	$495	$658	$51	$503	$—	$3,531
Off-balance sheet	298	149	404	52	3,049	7	3,959
Total	$2,122	$644	$1,062	$103	$3,552	$7	$7,490
Individually evaluated for impairment:
On-balance sheet	$283	$1,410	$328	$312	$—	$—	$2,333
Off-balance sheet	114	105	33	52	—	—	304
Total	$397	$1,515	$361	$364	$—	$—	$2,637
Total Farm & Ranch loans:
On-balance sheet	$2,107	$1,905	$986	$363	$503	$—	$5,864
Off-balance sheet	412	254	437	104	3,049	7	4,263
Total	$2,519	$2,159	$1,423	$467	$3,552	$7	$10,127

The following tables present by commodity type the unpaid principal balances, recorded investment, and specific allowance for losses related to impaired loans and the recorded investment in loans on nonaccrual status as of September 30, 2015 and December 31, 2014:

Table 5.5

	As of September 30, 2015
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$5,616	$13,666	$3,635	$1,834	$—	$—	$24,751
Unpaid principal balance	5,537	13,639	3,630	1,831	—	—	24,637
With a specific allowance:
Recorded investment(1)	22,672	19,462	8,007	7,958	13,500	—	71,599
Unpaid principal balance	22,563	19,429	7,982	7,933	13,500	—	71,407
Associated allowance	582	472	768	264	3,600	—	5,686
Total:
Recorded investment	28,288	33,128	11,642	9,792	13,500	—	96,350
Unpaid principal balance	28,100	33,068	11,612	9,764	13,500	—	96,044
Associated allowance	582	472	768	264	3,600	—	5,686

Recorded investment of loans on nonaccrual status(2)	$3,541	$15,397	$4,361	$6,016	$—	$—	$29,315

(1)
Impairment analysis was performed in the aggregate in consideration of similar risk characteristics of the assets and historical statistics on $64.6 million (67 percent) of impaired loans as of September 30, 2015, which resulted in a specific reserve of $1.2 million.

(2)	Includes $11.3 million of loans that are less than 90 days delinquent but which have not met Farmer Mac's performance criteria for returning to accrual status.

	As of December 31, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$4,877	$5,837	$9,576	$2,001	$—	$—	$22,291
Unpaid principal balance	4,723	5,750	9,386	1,981	—	—	21,840
With a specific allowance:
Recorded investment(1)	10,753	33,690	5,979	11,350	—	—	61,772
Unpaid principal balance	10,042	33,393	5,897	11,265	—	—	60,597
Associated allowance	397	1,515	361	364	—	—	2,637
Total:
Recorded investment	15,630	39,527	15,555	13,351	—	—	84,063
Unpaid principal balance	14,765	39,143	15,283	13,246	—	—	82,437
Associated allowance	397	1,515	361	364	—	—	2,637

Recorded investment of loans on nonaccrual status(2)	$5,168	$14,413	$4,438	$6,133	$—	$—	$30,152

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

The following table presents by commodity type the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2015 and 2014:

Table 5.6

	September 30, 2015
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Three Months Ended:
Average recorded investment in impaired loans	$27,133	$37,911	$12,534	$9,989	$13,500	$—	$101,067
Income recognized on impaired loans	33	234	76	76	—	—	419

For the Nine Months Ended:
Average recorded investment in impaired loans	$23,176	$39,337	$13,923	$11,248	$6,750	$—	$94,434
Income recognized on impaired loans	373	459	273	226	—	—	1,331

	September 30, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Three Months Ended:
Average recorded investment in impaired loans	$19,975	$43,280	$12,305	$12,276	$—	$—	$87,836
Income recognized on impaired loans	90	142	149	87	—	—	468

For the Nine Months Ended:
Average recorded investment in impaired loans	$21,873	$44,144	$13,040	$12,407	$—	$30	$91,494
Income recognized on impaired loans	365	412	284	288	—	—	1,349

For the three months ended September 30, 2015, there were no troubled debt restructurings ("TDRs"). For the nine months ended September 30, 2015, the recorded investment of loans determined to beTDRs was $1.1 million both before and after restructuring. For the three and nine months ended September 30, 2014, the recorded investment of loans determined to be TDRs was $4.5 million and $5.3 million, respectively, before restructuring and $5.1 million and $6.0 million, respectively, after restructuring. As of September 30, 2015, there were no TDRs identified during the previous 12 months that were in default under the modified terms. The impact of TDRs on Farmer Mac's allowance for loan losses was immaterial for the three and nine months ended September 30, 2015 and 2014.

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

During the three months ended September 30, 2015, Farmer Mac purchased one defaulted loan having an unpaid principal balance of $0.3 million from a pool underlying a Farm & Ranch Guaranteed Security. During the nine months ended September 30, 2015, Farmer Mac purchased three defaulted loans having an unpaid principal balance of $2.2 million from pools underlying Farm & Ranch Guaranteed Securities. During the three months ended September 30, 2014, Farmer Mac purchased no defaulted loans. During the nine months ended September 30, 2014, Farmer Mac purchased one defaulted loan having an unpaid principal balance of $0.4 million from a pool underlying an LTSPC.

The following tables present information related to Farmer Mac's acquisition of defaulted loans for the three and nine months ended September 30, 2015 and 2014 and the outstanding balances and carrying amounts of all such loans as of September 30, 2015 and December 31, 2014:

Table 5.7

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)
Unpaid principal balance at acquisition date:
Loans underlying LTSPCs	$—	$—	$—	$440
Loans underlying off-balance sheet Farmer Mac Guaranteed Securities	263	—	2,244	—
Total unpaid principal balance at acquisition date	263	—	2,244	440
Contractually required payments receivable	264	—	2,334	440
Impairment recognized subsequent to acquisition	1	—	110	69
Recovery/release of allowance for defaulted loans	882	47	1,003	54

	As of
	September 30, 2015	December 31, 2014
	(in thousands)
Outstanding balance	$25,412	$24,921
Carrying amount	23,225	22,149

Net credit losses and 90-day delinquencies as of and for the periods indicated for loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs are presented in the table below.  As of September 30, 2015, there were no delinquencies and no probable losses inherent in Farmer Mac's Rural Utilities loan portfolio and Farmer Mac had not experienced credit losses on any Rural Utilities loans.

Table 5.8

	90-Day Delinquencies(1)		Net Credit Losses
	As of		For the Nine Months Ended
	September 30, 2015	December 31, 2014	September 30, 2015	September 30, 2014
	(in thousands)
On-balance sheet assets:
Farm & Ranch:
Loans	$17,967	$18,427	$160	$(66)
Total on-balance sheet	$17,967	$18,427	$160	$(66)
Off-balance sheet assets:
Farm & Ranch:
LTSPCs	$18,702	$490	$—	$—
Total off-balance sheet	$18,702	$490	$—	$—
Total	$36,669	$18,917	$160	$(66)

(1)
Includes loans and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, or in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

Of the $18.0 million and $18.4 million of on-balance sheet loans reported as 90-day delinquencies as of September 30, 2015 and December 31, 2014, respectively, $2.1 million and $1.8 million were loans subject to "removal-of-account" provisions.

Credit Quality Indicators

The following tables present credit quality indicators related to Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities as of September 30, 2015 and December 31, 2014:

Table 5.9

	As of September 30, 2015
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade(1)
On-balance sheet:
Acceptable	$1,753,713	$396,674	$386,273	$92,327	$24,469	$79	$2,653,535
Special mention(2)	17,302	136	44,325	—	—	—	61,763
Substandard(3)	20,840	29,242	4,331	8,981	—	—	63,394
Total on-balance sheet	$1,791,855	$426,052	$434,929	$101,308	$24,469	$79	$2,778,692
Off-Balance Sheet:
Acceptable	$1,211,404	$486,117	$743,523	$103,754	$53,130	$5,123	$2,603,051
Special mention(2)	38,263	12,434	11,614	1,263	—	7	63,581
Substandard(3)	12,930	6,056	20,351	5,240	13,500	629	58,706
Total off-balance sheet	$1,262,597	$504,607	$775,488	$110,257	$66,630	$5,759	$2,725,338
Total Ending Balance:
Acceptable	$2,965,117	$882,791	$1,129,796	$196,081	$77,599	$5,202	$5,256,586
Special mention(2)	55,565	12,570	55,939	1,263	—	7	125,344
Substandard(3)	33,770	35,298	24,682	14,221	13,500	629	122,100
Total	$3,054,452	$930,659	$1,210,417	$211,565	$91,099	$5,838	$5,504,030

Commodity analysis of past due loans(1)
On-balance sheet	$6,209	$8,729	$753	$2,276	$—	$—	$17,967
Off-balance sheet	692	—	4,322	188	13,500	—	18,702
90 days or more past due	$6,901	$8,729	$5,075	$2,464	$13,500	$—	$36,669

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)	Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.

(3)	Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of December 31, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade(1)
On-balance sheet:
Acceptable	$1,604,546	$353,487	$375,010	$57,239	$29,003	$—	$2,419,285
Special mention(2)	16,814	6,030	31,039	612	—	—	54,495
Substandard(3)	12,307	35,904	6,571	11,660	—	—	66,442
Total on-balance sheet	$1,633,667	$395,421	$412,620	$69,511	$29,003	$—	$2,540,222
Off-Balance Sheet
Acceptable	$1,282,773	$503,414	$799,047	$97,692	$64,363	$6,117	$2,753,406
Special mention(2)	13,603	12,150	30,281	1,351	—	8	57,393
Substandard(3)	11,223	9,210	18,670	5,400	20,994	656	66,153
Total off-balance sheet	$1,307,599	$524,774	$847,998	$104,443	$85,357	$6,781	$2,876,952
Total Ending Balance:
Acceptable	$2,887,319	$856,901	$1,174,057	$154,931	$93,366	$6,117	$5,172,691
Special mention(2)	30,417	18,180	61,320	1,963	—	8	111,888
Substandard(3)	23,530	45,114	25,241	17,060	20,994	656	132,595
Total	$2,941,266	$920,195	$1,260,618	$173,954	$114,360	$6,781	$5,417,174

Commodity analysis of past due loans(1)
On-balance sheet	$4,175	$6,869	$4,555	$2,828	$—	$—	$18,427
Off-balance sheet	—	—	490	—	—	—	490
90 days or more past due	$4,175	$6,869	$5,045	$2,828	$—	$—	$18,917

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)	Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.

(3)	Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

Concentrations of Credit Risk

The following table sets forth the geographic and commodity/collateral diversification, as well as the range of original loan-to-value ratios, for all Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs as of September 30, 2015 and December 31, 2014:

Table 5.10

	As of
	September 30, 2015	December 31, 2014
	(in thousands)
By commodity/collateral type:
Crops	$3,054,452	$2,941,266
Permanent plantings	930,659	920,195
Livestock	1,210,417	1,260,618
Part-time farm	211,565	173,954
Ag. Storage and Processing	91,099	114,360
Other	5,838	6,781
Total	$5,504,030	$5,417,174
By geographic region(1):
Northwest	$579,240	$573,135
Southwest	1,693,048	1,753,606
Mid-North	1,933,020	1,873,041
Mid-South	688,615	627,615
Northeast	211,093	214,402
Southeast	399,014	375,375
Total	$5,504,030	$5,417,174
By original loan-to-value ratio:
0.00% to 40.00%	$1,538,701	$1,503,076
40.01% to 50.00%	1,193,443	1,191,804
50.01% to 60.00%	1,536,435	1,491,502
60.01% to 70.00%	1,072,182	1,091,759
70.01% to 80.00%	136,641	115,645
80.01% to 90.00%	26,628	23,388
Total	$5,504,030	$5,417,174

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

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of September 30, 2015 and December 31, 2014, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans:

Table 6.1

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of September 30, 2015	As of December 31, 2014
	(in thousands)
Farm & Ranch:
Guaranteed Securities	$553,469	$636,086
USDA Guarantees:
Farmer Mac Guaranteed USDA Securities	10,712	13,978
Institutional Credit:
AgVantage Securities	986,529	986,528
Revolving floating rate AgVantage facility(1)	300,000	—
Total off-balance sheet Farmer Mac Guaranteed Securities	$1,850,710	$1,636,592

(1)	Relates to a revolving floating rate AgVantage facility subject to specified contractual terms. Farmer Mac receives a fixed fee based on the full dollar amount of the facility.

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  The following table summarizes the significant cash flows received from and paid to trusts used for Farmer Mac securitizations:

Table 6.2

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
	(in thousands)
Proceeds from new securitizations	$231,242	$169,820
Guarantee fees received	2,704	2,449
Purchases of assets from the trusts	2,244	—

Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $9.2 million as of September 30, 2015 and $11.1 million as of December 31, 2014. As of September 30, 2015 and December 31, 2014, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 11.5 years and 12.0 years, respectively.  As of September 30, 2015 and December 31, 2014, the weighted-average remaining maturity of the off-balance sheet AgVantage securities was 2.2 years and 2.4 years, respectively.

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

The maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans, was $2.7 billion as of September 30, 2015 and $2.2 billion as of December 31, 2014.

As of September 30, 2015 and December 31, 2014, the weighted-average remaining maturity of all loans underlying LTSPCs was 14.5 years and 14.3 years, respectively.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $29.1 million as of September 30, 2015 and $26.8 million as of December 31, 2014.

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

Common Stock

On September 8, 2015, Farmer Mac's board of directors approved a share repurchase program (“Share Repurchase Program”) authorizing Farmer Mac to repurchase up to $25 million of its outstanding Class C Non-Voting Common Stock over the next two years. As of September 30, 2015, Farmer Mac had repurchased approximately 104,000 shares of Class C Non-Voting Common Stock at a cost of approximately $2.8 million pursuant to the Share Repurchase Program.

Capital Requirements

Farmer Mac is subject to the following capital requirements:

•
Statutory minimum capital requirement – Farmer Mac's statutory minimum capital level is an amount of core capital (stockholders' equity less accumulated other comprehensive income) equal to the sum of 2.75 percent of Farmer Mac's aggregate on-balance sheet assets, as calculated for regulatory purposes, plus 0.75 percent of the aggregate off-balance sheet obligations of Farmer Mac, specifically including:

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

Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of September 30, 2015 and December 31, 2014, the minimum capital requirement was greater than the risk-based capital requirement. Farmer Mac's ability to declare and pay dividends on its preferred stock could be restricted if it fails to comply with applicable capital requirements.

As of September 30, 2015, Farmer Mac's minimum capital requirement was $442.8 million and its actual core capital level was $558.2 million, which was $115.4 million above the minimum capital requirement as of that date.  As of December 31, 2014, Farmer Mac's minimum capital requirement was $421.3 million and its actual core capital level was $766.3 million, which was $345.0 million above the minimum capital requirement as of that date.

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

As of September 30, 2015, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $6.1 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 41 percent of total assets and 74 percent of financial instruments measured at fair value as of September 30, 2015. As of December 31, 2014, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $5.5 billion whose fair values were estimated by management in the absence of readily determinable fair values.  These financial instruments measured as level 3 represented 38 percent of total assets and 73 percent of financial instruments measured at fair value as of December 31, 2014.

Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period.  There were no transfers within the fair value hierarchy for fair value measurements of Farmer Mac's investment securities, Farmer Mac Guaranteed Securities, USDA Securities, and financial derivatives during the first nine months of 2015 and 2014. See Note 1(a) for information about the transfer of available-for-sale Farmer Mac Guaranteed Securities to held-to-maturity as of January 1, 2014.

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2015 and December 31, 2014, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Table 8.1

Assets and Liabilities Measured at Fair Value as of September 30, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$44,924	$44,924
Floating rate asset-backed securities	—	81,118	—	81,118
Floating rate corporate debt securities	—	9,991	—	9,991
Fixed rate corporate debt securities	—	10,005	—	10,005
Floating rate Government/GSE guaranteed mortgage-backed securities	—	862,224	—	862,224
Fixed rate GSE guaranteed mortgage-backed securities	—	7,973	—	7,973
Floating rate GSE subordinated debt	—	66,112	—	66,112
Fixed rate senior agency debt	—	380,786	—	380,786
Fixed rate U.S. Treasuries	568,496	—	—	568,496
Total available-for-sale	568,496	1,418,209	44,924	2,031,629
Trading:
Floating rate asset-backed securities	—	—	550	550
Total trading	—	—	550	550
Total Investment Securities	568,496	1,418,209	45,474	2,032,179
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—	4,125,962	4,125,962
Farmer Mac Guaranteed USDA Securities	—	—	30,708	30,708
Total Farmer Mac Guaranteed Securities	—	—	4,156,670	4,156,670
USDA Securities:
Available-for-sale	—	—	1,854,422	1,854,422
Trading	—	—	31,936	31,936
Total USDA Securities	—	—	1,886,358	1,886,358
Financial derivatives	—	7,027	—	7,027
Total Assets at fair value	$568,496	$1,425,236	$6,088,502	$8,082,234
Liabilities:
Financial derivatives	$52	$94,828	$—	$94,880
Total Liabilities at fair value	$52	$94,828	$—	$94,880
Nonrecurring:
Assets:
Loans held for investment	$—	$—	$1,852	$1,852
REO	—	—	281	281
Total Nonrecurring Assets at fair value	$—	$—	$2,133	$2,133

Assets and Liabilities Measured at Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
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

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which Farmer Mac has used significant unobservable inputs to determine fair value. Net transfers in and/or out of level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no liabilities measured at fair value using significant unobservable inputs during the three months ended September 30, 2015.

Table 8.2

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended September 30, 2015
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$40,182	$—	$—	$—	$(100)	$4,842	$44,924
Total available-for-sale	40,182	—	—	—	(100)	4,842	44,924
Trading:
Floating rate asset-backed securities(1)	606	—	—	(106)	50	—	550
Total trading	606	—	—	(106)	50	—	550
Total Investment Securities	40,788	—	—	(106)	(50)	4,842	45,474
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	4,016,200	200,000	—	(59,311)	15,834	(46,761)	4,125,962
Farmer Mac Guaranteed USDA Securities	35,008	—	—	(2,614)	—	(1,686)	30,708
Total Farmer Mac Guaranteed Securities	4,051,208	200,000	—	(61,925)	15,834	(48,447)	4,156,670
USDA Securities:
Available-for-sale	1,825,406	91,374	—	(51,282)	—	(11,076)	1,854,422
Trading(2)	33,770	—	—	(1,777)	(57)	—	31,936
Total USDA Securities	1,859,176	91,374	—	(53,059)	(57)	(11,076)	1,886,358
Total Assets at fair value	$5,951,172	$291,374	$—	$(115,090)	$15,727	$(54,681)	$6,088,502

(1)	Unrealized gains are attributable to assets still held as of September 30, 2015 and are recorded in "(Losses)/gains on trading securities."

(2)	Includes unrealized losses of $0.1 million attributable to assets still held as of September 30, 2015 that are recorded in "(Losses)/gains on trading securities."

Level 3 Assets and Liabilities Measured at Fair Value for the the Three Months Ended September 30, 2014
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$54,976	$—	$(14,550)	$—	$(450)	$798	$40,774
Floating rate Government/GSE guaranteed mortgage-backed securities	195	—	—	(7)	—	(1)	187
Total available-for-sale	55,171	—	(14,550)	(7)	(450)	797	40,961
Trading:
Floating rate asset-backed securities(1)	880	—	—	(127)	24	—	777
Total trading	880	—	—	(127)	24	—	777
Total Investment Securities	56,051	—	(14,550)	(134)	(426)	797	41,738
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	3,416,512	295,700	—	(382,630)	(2,549)	9,293	3,336,326
Farmer Mac Guaranteed USDA Securities	21,044	—	—	(200)	—	(395)	20,449
Total Farmer Mac Guaranteed Securities	3,437,556	295,700	—	(382,830)	(2,549)	8,898	3,356,775
USDA Securities:
Available-for-sale	1,636,930	97,275	—	(42,821)	—	(3,503)	1,687,881
Trading(2)	46,099	—	—	(3,079)	(56)	—	42,964
Total USDA Securities	1,683,029	97,275	—	(45,900)	(56)	(3,503)	1,730,845
Total Assets at fair value	$5,176,636	$392,975	$(14,550)	$(428,864)	$(3,031)	$6,192	$5,129,358

(1)	Unrealized gains are attributable to assets still held as of September 30, 2014 and are recorded in "(Losses)/gains on trading securities."

(2)	Includes immaterial unrealized losses attributable to assets still held as of September 30, 2014 that are recorded in "(Losses)/gains on trading securities."

Level 3 Assets and Liabilities Measured at Fair Value for the the Nine Months Ended September 30, 2015
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$40,576	$—	$—	$—	$(100)	$4,448	$44,924
Total available-for-sale	40,576	—	—	—	(100)	4,448	44,924
Trading:
Floating rate asset-backed securities(1)	689	—	—	(543)	404	—	550
Total trading	689	—	—	(543)	404	—	550
Total Investment Securities	41,265	—	—	(543)	304	4,448	45,474
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	3,631,662	664,175	—	(126,308)	13,356	(56,923)	4,125,962
Farmer Mac Guaranteed USDA Securities	27,619	12,512	—	(9,032)	—	(391)	30,708
Total Farmer Mac Guaranteed Securities	3,659,281	676,687	—	(135,340)	13,356	(57,314)	4,156,670
USDA Securities:
Available-for-sale	1,731,222	291,981	—	(184,665)	—	15,884	1,854,422
Trading(2)	40,310	—	—	(8,494)	120	—	31,936
Total USDA Securities	1,771,532	291,981	—	(193,159)	120	15,884	1,886,358
Total Assets at fair value	$5,472,078	$968,668	$—	$(329,042)	$13,780	$(36,982)	$6,088,502

(1)	Unrealized gains are attributable to assets still held as of September 30, 2015 and are recorded in "(Losses)/gains on trading securities."

(2)	Includes unrealized gains of $0.2 million attributable to assets still held as of September 30, 2015 that are recorded in "(Losses)/gains on trading securities."

Level 3 Assets and Liabilities Measured at Fair Value for the Nine Months Ended September 30, 2014
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Transfers Out	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$65,285	$—	$(26,675)	$—	$(825)	$2,989	$—	$40,774
Floating rate Government/GSE guaranteed mortgage-backed securities	205	—	—	(18)	—	—	—	187
Total available-for-sale	65,490	—	(26,675)	(18)	(825)	2,989	—	40,961
Trading:
Floating rate asset-backed securities(1)	928	—	—	(541)	390	—	—	777
Total trading	928	—	—	(541)	390	—	—	777
Total Investment Securities	66,418	—	(26,675)	(559)	(435)	2,989	—	41,738
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	5,070,366	761,475	—	(915,218)	4,019	27,770	(1,612,086)	3,336,326
Farmer Mac Guaranteed USDA Securities	21,234	—	—	(562)	—	(223)	—	20,449
Total Farmer Mac Guaranteed Securities	5,091,600	761,475	—	(915,780)	4,019	27,547	(1,612,086)	3,356,775
USDA Securities:
Available-for-sale	1,553,669	256,044	—	(162,917)	—	41,085	—	1,687,881
Trading(2)	58,344	—	—	(15,541)	161	—	—	42,964
Total USDA Securities	1,612,013	256,044	—	(178,458)	161	41,085	—	1,730,845
Total Assets at fair value	$6,770,031	$1,017,519	$(26,675)	$(1,094,797)	$3,745	$71,621	$(1,612,086)	$5,129,358
Liabilities:
Financial derivatives	$(235)	$—	$—	$—	$235	$—	$—	$—
Total Liabilities at fair value	$(235)	$—	$—	$—	$235	$—	$—	$—

(1)	Unrealized gains are attributable to assets still held as of September 30, 2014 and are recorded in "(Losses)/gains on trading securities."

(2)	Includes unrealized gains of $0.7 million attributable to assets still held as of September 30, 2014 that are recorded in "(Losses)/gains on trading securities."

The following tables present additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in level 3 of the fair value hierarchy as of September 30, 2015 and December 31, 2014.

Table 8.3

	As of September 30, 2015
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$44,924	Indicative bids	Range of broker quotes	92.0% - 99.6% (96.6%)
Floating rate asset-backed securities	$550	Discounted cash flow	Discount rate	16.8% - 22.2% (19.9%)
			CPR	10.0%
Farmer Mac Guaranteed Securities:
AgVantage	$4,125,962	Discounted cash flow	Discount rate	1.06% - 3.08% (1.7%)
Farmer Mac Guaranteed USDA Securities	$30,708	Discounted cash flow	Discount rate	1.1% - 4.1% (1.9%)
			CPR	8% - 20% (10.0%)
USDA Securities	$1,886,358	Discounted cash flow	Discount rate	1.2% - 5.3% (3.2%)
			CPR	0% - 19% (8.0%)

	As of December 31, 2014
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$40,576	Indicative bids	Range of broker quotes	82.0% - 94.0% (87.1%)
Floating rate asset-backed securities	$689	Discounted cash flow	Discount rate	14.3% - 23.9% (19.1%)
			CPR	10.0%
Farmer Mac Guaranteed Securities:
AgVantage	$3,631,662	Discounted cash flow	Discount rate	0.7% - 2.7% (1.3%)
Farmer Mac Guaranteed USDA Securities	$27,619	Discounted cash flow	Discount rate	0.8% - 3.6% (1.9%)
			CPR	0% - 21% (9.0%)
USDA Securities	$1,771,532	Discounted cash flow	Discount rate	1.1% - 5.3% (3.2%)
			CPR	0% - 20% (8.0%)

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

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities, and guarantees and commitments as of September 30, 2015 and December 31, 2014:

Table 8.4

	As of September 30, 2015		As of December 31, 2014
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,516,536	$1,516,536	$1,363,387	$1,363,387
Investment securities	2,032,179	2,032,179	1,939,188	1,939,188
Farmer Mac Guaranteed Securities	5,447,960	5,432,823	5,459,857	5,453,901
USDA Securities	1,886,358	1,886,358	1,771,532	1,771,532
Loans	3,793,936	3,756,534	3,547,424	3,520,075
Financial derivatives	7,027	7,027	4,177	4,177
Guarantee and commitment fees receivable:
LTSPCs	31,143	29,972	29,095	27,807
Farmer Mac Guaranteed Securities	10,110	10,188	11,876	11,655
Financial liabilities:
Notes payable:
Due within one year	8,288,217	8,280,087	7,357,770	7,353,953
Due after one year	5,305,185	5,217,307	5,556,570	5,471,186
Debt securities of consolidated trusts held by third parties	613,539	612,994	423,085	424,214
Financial derivatives	94,880	94,880	84,844	84,844
Guarantee and commitment obligations:
LTSPCs	30,242	29,071	28,130	26,843
Farmer Mac Guaranteed Securities	9,104	9,182	11,303	11,082

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

Farmer Mac uses these four segments to manage business risk, and each segment is based on distinct products and distinct business activities.  In addition to these four operating segments, a corporate segment is presented.  That segment represents activity in Farmer Mac's investment portfolio and other corporate activities.  The operating segment financial results include directly attributable revenues and expenses.  Corporate charges for administrative expenses that are not directly attributable to an operating segment are allocated based on headcount.

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

The following tables present core earnings for Farmer Mac's reportable operating segments and a reconciliation to consolidated net income for the three and nine months ended September 30, 2015 and 2014:

Table 9.1

Core Earnings by Business Segment
For the Three Months Ended September 30, 2015
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Interest income(1)	$22,805	$15,329	$6,909	$19,341	$3,185	$(651)		$66,918
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(796)	—	—	—	—	796		—
Interest expense(2)	(12,381)	(10,699)	(4,002)	(8,070)	(1,234)	1,651		(34,735)
Net effective spread	9,628	4,630	2,907	11,271	1,951	1,796		32,183
Guarantee and commitment fees	3,785	7	100	436	—	(796)		3,532
Other income/(expense)(3)	513	13	—	—	(619)	(8,420)		(8,513)
Non-interest income/(loss)	4,298	20	100	436	(619)	(9,216)		(4,981)

Release of allowance for loan losses	1,164	—	—	—	—	—		1,164

Provision for losses	(861)	—	—	—	—	—		(861)
Other non-interest expense	(4,228)	(986)	(838)	(522)	(2,986)	—		(9,560)
Non-interest expense(4)	(5,089)	(986)	(838)	(522)	(2,986)	—		(10,421)
Core earnings before income taxes	10,001	3,664	2,169	11,185	(1,654)	(7,420)	(5)	17,945
Income tax (expense)/benefit	(3,500)	(1,282)	(760)	(3,915)	533	2,597		(6,327)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest	6,501	2,382	1,409	7,270	(1,121)	(4,823)	(5)	11,618
Preferred stock dividends	—	—	—	—	(3,295)	—		(3,295)
Non-controlling interest	—	—	—	—	36	—		36
Segment core earnings/(losses)	$6,501	$2,382	$1,409	$7,270	$(4,380)	$(4,823)	(5)	$8,359

Total assets at carrying value	$2,856,097	$1,941,166	$987,115	$5,405,360	$3,664,107	$—		$14,853,845
Total on- and off-balance sheet program assets at principal balance	5,504,030	1,898,625	1,500,307	6,725,017		—		15,627,979

(1)	Includes reconciling adjustments for the amortization of premiums and discounts on assets consolidated at fair value to reflect core earnings amounts.

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

Core Earnings by Business Segment
For the Three Months Ended September 30, 2014
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Interest income(1)	$20,052	$14,183	$6,703	$18,751	$4,683	$(962)		$63,410
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(508)	—	—	—	—	508		—
Interest expense(2)	(11,337)	(9,110)	(3,813)	(8,928)	(910)	(14,788)		(48,886)
Net effective spread	8,207	5,073	2,890	9,823	3,773	(15,242)		14,524
Guarantee and commitment fees	3,716	49	—	387	—	(508)		3,644
Other income/(expense)(3)	369	13	9	—	(2,392)	19,284		17,283
Non-interest income/(loss)	4,085	62	9	387	(2,392)	18,776		20,927

Provision for loan losses	(511)	—	—	—	—	—		(511)

Release of reserve for losses	1,315	—	—	—	—	—		1,315
Other non-interest expense	(3,797)	(747)	(762)	(478)	(2,626)	—		(8,410)
Non-interest expense(4)	(2,482)	(747)	(762)	(478)	(2,626)	—		(7,095)
Core earnings before income taxes	9,299	4,388	2,137	9,732	(1,245)	3,534	(5)	27,845
Income tax (expense)/benefit	(3,255)	(1,535)	(749)	(3,407)	2,619	(1,237)		(7,564)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest	6,044	2,853	1,388	6,325	1,374	2,297	(5)	20,281
Preferred stock dividends	—	—	—	—	(3,283)	—		(3,283)
Non-controlling interest	—	—	—	—	(5,412)	—		(5,412)
Segment core earnings/(losses)	$6,044	$2,853	$1,388	$6,325	$(7,321)	$2,297	(5)	$11,586

Total assets at carrying value	$2,428,603	$1,772,333	$981,300	$5,016,670	$4,326,791	$—		$14,525,697
Total on- and off-balance sheet program assets at principal balance	5,314,437	1,759,948	978,637	5,951,800		—		14,004,822

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

Core Earnings by Business Segment
For the Nine Months Ended September 30, 2015
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Interest income(1)	$66,932	$44,456	$20,015	$58,676	$9,144	$(1,962)		$197,261
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(2,128)	—	—	—	—	2,128		—
Interest expense(2)	(35,381)	(31,135)	(11,466)	(26,120)	(3,562)	5,239		(102,425)
Net effective spread	29,423	13,321	8,549	32,556	5,582	5,405		94,836
Guarantee and commitment fees	11,111	9	100	1,205	—	(2,128)		10,297
Other income/(expense)(3)	760	100	—	—	(1,383)	3,927		3,404
Non-interest income/(loss)	11,871	109	100	1,205	(1,383)	1,799		13,701

Release of allowance for loan losses	978	—	—	—	—	—		978

Provision for losses	(1,235)	—	—	—	—	—		(1,235)
Other non-interest expense	(12,858)	(2,396)	(2,564)	(1,589)	(8,975)	—		(28,382)
Non-interest expense(4)	(14,093)	(2,396)	(2,564)	(1,589)	(8,975)	—		(29,617)
Core earnings before income taxes	28,179	11,034	6,085	32,172	(4,776)	7,204	(5)	79,898
Income tax (expense)/benefit	(9,862)	(3,861)	(2,129)	(11,260)	3,405	(620)		(24,327)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest	18,317	7,173	3,956	20,912	(1,371)	6,584	(5)	55,571
Preferred stock dividends	—	—	—	—	(9,886)	—		(9,886)
Non-controlling interest	—	—	—	—	(5,199)	—		(5,199)
Loss on retirement of preferred stock	—	—	—	—	—	(8,147)		(8,147)
Segment core earnings/(losses)	$18,317	$7,173	$3,956	$20,912	$(16,456)	$(1,563)	(5)	$32,339

Total assets at carrying value	$2,856,097	$1,941,166	$987,115	$5,405,360	$3,664,107	$—		$14,853,845
Total on- and off-balance sheet program assets at principal balance	5,504,030	1,898,625	1,500,307	6,725,017		—		15,627,979

(1)	Includes reconciling adjustments for the amortization of premiums and discounts on assets consolidated at fair value to reflect core earnings amounts.

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

Core Earnings by Business Segment
For the Nine Months Ended September 30, 2014
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Interest income(1)	$57,988	$40,449	$21,228	$59,206	$15,103	$(13,637)		$180,337
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(1,552)	—	—	—	—	1,552		—
Interest expense(2)	(33,295)	(27,433)	(13,395)	(30,020)	(3,028)	(18,943)		(126,114)
Net effective spread	23,141	13,016	7,833	29,186	12,075	(31,028)		54,223
Guarantee and commitment fees	11,432	98	—	1,153	—	(1,552)		11,131
Other income/(expense)(3)	742	49	9	—	(3,566)	15,791		13,025
Non-interest income/(loss)	12,174	147	9	1,153	(3,566)	14,239		24,156

Release of allowance for loan losses	499	—	—	—	—	—		499

Release of reserve for losses	2,188	—	—	—	—	—		2,188
Other non-interest expense	(11,263)	(2,242)	(2,369)	(1,415)	(7,797)	—		(25,086)
Non-interest expense(4)	(9,075)	(2,242)	(2,369)	(1,415)	(7,797)	—		(22,898)
Core earnings before income taxes	26,739	10,921	5,473	28,924	712	(16,789)	(5)	55,980
Income tax (expense)/benefit	(9,358)	(3,823)	(1,917)	(10,124)	19,295	5,872		(55)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest	17,381	7,098	3,556	18,800	20,007	(10,917)	(5)	55,925
Preferred stock dividends	—	—	—	—	(6,543)	—		(6,543)
Non-controlling interest	—	—	—	—	(16,778)	—		(16,778)
Segment core earnings/(losses)	$17,381	$7,098	$3,556	$18,800	$(3,314)	$(10,917)	(5)	$32,604

Total assets at carrying value	$2,428,603	$1,772,333	$981,300	$5,016,670	$4,326,791	$—		$14,525,697
Total on- and off-balance sheet program assets at principal balance	5,314,437	1,759,948	978,637	5,951,800		—		14,004,822

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

Overview

During third quarter 2015, Farmer Mac increased its outstanding business volume by $497.9 million to $15.6 billion driven primarily by the addition of $522.3 million of Rural Utilities loans under LTSPCs, which was the first time Farmer Mac has provided LTSPCs on loans in the Rural Utilities line of business. Farmer Mac also added a $300.0 million revolving floating rate AgVantage facility during third quarter 2015. Farmer Mac's net effective spread improved $0.6 million in third quarter 2015 compared to second quarter 2015. Credit quality remained stable during the quarter.

On September 8, 2015, Farmer Mac's board of directors approved a share repurchase program (“Share Repurchase Program”) authorizing Farmer Mac to repurchase up to $25 million of its outstanding Class C Non-Voting Common Stock over the next two years. As of September 30, 2015, Farmer Mac had repurchased approximately 104,000 shares of Class C Non-Voting Common Stock at a cost of approximately $2.8 million under the Share Repurchase Program.

The effects of Farmer Mac's cash management and liquidity initiative and capital restructuring initiative are explained in the comparisons of financial results between third quarter 2015 and third quarter 2014. These two initiatives were completed in first quarter 2015 and are described in more detail in Farmer Mac's Annual Report on Form 10-K filed with the SEC on March 16, 2015.

Net Income and Core Earnings

Farmer Mac's net income attributable to common stockholders for third quarter 2015 was $8.4 million, compared to $11.6 million for third quarter 2014. The decrease was primarily attributable to the effects of unrealized fair value changes on financial derivatives and hedged assets, which was a $4.5 million after-tax loss in third quarter 2015, compared to a $2.7 million after-tax gain in third quarter 2014. The year-over-year decrease in net income attributable to common stockholders was partially offset by a decrease in preferred stock dividend expense of $3.5 million after-tax in third quarter 2015 compared to third quarter 2014, due to the redemption of all outstanding shares of Farmer Mac II LLC Preferred Stock on March 30, 2015. For more information about quarter-to-quarter changes in net income attributable to common stockholders, see "—Results of Operations."

Farmer Mac's non-GAAP core earnings for third quarter 2015 were $13.2 million, compared to $9.3 million in third quarter 2014 and $11.6 million in second quarter 2015. The year-over-year increase was primarily attributable to: (1) a $3.5 million after-tax decrease in preferred dividend expense resulting from the redemption of all outstanding shares of Farmer Mac II LLC Preferred Stock in first quarter 2015; (2) a $1.8 million after-tax increase in net effective spread resulting from net growth in outstanding business volume, excluding the effect of the October 1, 2014 redemption of Farmer Mac's investment in $78.5 million of high yielding preferred stock; and (3) the absence in third quarter 2015 of $1.0 million after-tax in financing costs related to the cash management and liquidity initiative. The year-over-year increase in core earnings was offset in part by the loss of $1.9 million after-tax in preferred dividend income resulting from the fourth quarter 2014 redemption of $78.5 million of high-yielding preferred stock previously held in Farmer Mac's investment portfolio. In addition, operating expenses increased in third quarter 2015 by $0.7 million after-tax compared to the prior year quarter, primarily due to higher compensation costs resulting from the consolidation of Farmer Mac's appraisal subsidiary, Contour Valuation Services, LLC, higher legal fees, and information services expenses related to corporate strategic initiatives. Credit expenses also increased $0.4 million after-tax. The increase in core earnings in third quarter 2015 compared to second quarter 2015 was primarily due to a $1.0 million decrease in credit expenses resulting from net releases to the allowance for losses of $0.2 million after-tax in third quarter 2015, compared to net provisions of $0.8 million after-tax in second quarter 2015, and an increase in net effective spread of $0.4 million after-tax resulting from overall portfolio growth in Farm & Ranch loans, USDA Securities, and Rural Utilities loans. Fair value changes on derivatives do not affect core earnings. For more information about the composition of core earnings, see "—Results of Operations."

Farmer Mac's net effective spread was $30.4 million (88 basis points) in third quarter 2015, compared to $29.8 million (97 basis points) in third quarter 2014 and $29.8 million (88 basis points) in second quarter 2015. The year-over-year decrease in basis points was primarily attributable to the loss of $2.1 million in preferred dividend income (7 basis points) from the October 2014 redemption of preferred stock held in Farmer Mac's investment portfolio. The year-over-year increase in dollars was primarily attributable to growth in outstanding business volume. The increase in dollars of net effective spread compared to second quarter 2015 was primarily due to growth in outstanding business volume.

Business Volume

Farmer Mac added $1.4 billion of new business volume during third quarter 2015. The new business volume included Rural Utilities loans added under LTSPCs of $522.3 million, the addition of a $300.0 million revolving floating rate AgVantage facility, purchases of AgVantage securities of $206.6 million, Farm & Ranch loan purchases of $176.0 million, USDA Securities purchases of $91.4 million, Farm & Ranch loans added under LTSPCs of $79.6 million, and Rural Utilities loan purchases of $53.6 million. Taking into account maturities and paydowns on existing assets, Farmer Mac's outstanding business volume was $15.6 billion as of September 30, 2015, an increase of $497.9 million from June 30, 2015, $1.0 billion from December 31, 2014, and $1.6 billion from September 30, 2014.

Capital

As of September 30, 2015, Farmer Mac's core capital level was $558.2 million, $115.4 million above the minimum capital level required by Farmer Mac's statutory charter.  As of December 31, 2014, Farmer Mac's core capital level was $766.3 million, which was $345.0 million above the minimum capital requirement. The decrease in capital in excess of the minimum capital level was due primarily to the redemption of the Farmer Mac II LLC Preferred Stock in first quarter 2015.

Credit Quality

Farmer Mac continued to maintain favorable credit metrics, as substandard assets and the total allowance for losses as a percentage of the Farm & Ranch portfolio remained at similar levels compared to second quarter 2015. During third quarter 2015, Farmer Mac reduced its total allowance for losses by $0.3 million, primarily due to a reduction in the specific allowance for a permanent planting loan and a decrease in the general allowance for processing loans underlying LTSPCs due to repayment of these loans at par. As of September 30, 2015, Farmer Mac's 90-day delinquencies were $36.7 million (0.67 percent of the Farm & Ranch portfolio), up from $18.9 million (0.35 percent of the Farm & Ranch portfolio) as of December 31, 2014, and from $24.7 million (0.46 of the Farm & Ranch portfolio) as of September 30, 2014. The primary cause of the increase in 90-day delinquencies during third quarter 2015 was the delinquency of one borrower on two canola facility loans underlying an LTSPC that had been categorized as substandard assets in second quarter 2015 and became delinquent for 90 days or more during third quarter 2015. As of September 30, 2015, Farmer Mac's exposure to this canola facility was $13.5 million. During third quarter 2015, Farmer Mac increased the allowance for losses by $1.3 million related to this canola facility. For more information about Farmer Mac's credit metrics, including 90-day delinquencies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

Results of Operations

Farmer Mac's net income attributable to common stockholders for the three months ended September 30, 2015 was $8.4 million, or $0.74 per diluted common share, compared to $11.6 million, or $1.02 per diluted common share, for the same period in 2014. For the nine months ended September 30, 2015, Farmer Mac's net income attributable to common stockholders was $32.3 million, or $2.85 per diluted common share, compared to $32.6 million, or $2.87 per diluted common share, for the nine months ended September 30, 2014. Farmer Mac's non-GAAP core earnings were $13.2 million, or $1.17 per diluted common share for the three months ended September 30, 2015, compared to $9.3 million, or $0.82 per diluted common share for the same period in 2014. Farmer Mac's non-GAAP core earnings were $33.9 million, or $2.99 per diluted common share, for the nine months ended September 30, 2015, compared to $43.5 million, or $3.83 per diluted common share, for the same period in 2014.
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
	September 30, 2015	September 30, 2014
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$8,359	$11,586
Less the after-tax effects of:
Unrealized (losses)/gains on financial derivatives and hedging activities	(4,489)	2,685
Unrealized losses on trading assets(1)	(5)	(21)
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(76)	(440)
Net effects of settlements on agency forward contracts	(253)	73
Sub-total	(4,823)	2,297
Core earnings	$13,182	$9,289

Composition of Core Earnings:
Revenues:
Net effective spread	$30,387	$29,766
Guarantee and commitment fees	4,328	4,152
Other(2)	(93)	(2,001)
Total revenues	34,622	31,917

Credit related (income)/expense:
Release of losses	(303)	(804)
REO operating expenses	48	1
Gains on sale of REO	—	—
Total credit related income	(255)	(803)

Operating expenses:
Compensation and employee benefits	5,236	4,693
General and administrative	3,676	3,123
Regulatory fees	600	593
Total operating expenses	9,512	8,409

Net earnings	25,365	24,311
Income tax expense	8,924	6,327
Net (loss)/income attributable to non-controlling interest	(36)	5,412
Preferred stock dividends	3,295	3,283
Core earnings	$13,182	$9,289

Core earnings per share:
Basic	$1.20	$0.85
Diluted	1.17	0.82
Weighted-average shares:
Basic	11,028	10,930
Diluted	11,271	11,372

(1)	Excludes unrealized gains related to securities sold, not yet purchased of $16.4 million during the three months ended September 30, 2014.

(2)
Includes $17.9 million of interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased and $16.4 million of unrealized gains on securities sold, not yet purchased during the three months ended September 30, 2014.

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Nine Months Ended
	September 30, 2015	September 30, 2014
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$32,339	$32,604
Less the after-tax effects of:
Unrealized gains/(losses) on financial derivatives and hedging activities	5,317	(2,763)
Unrealized gains on trading assets (1)	341	359
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value(2)	(686)	(8,646)
Net effects of settlements on agency forward contracts	(289)	133
Loss on retirement of Farmer Mac II LLC Preferred Stock(3)	(6,246)	—
Sub-total	(1,563)	(10,917)
Core earnings	$33,902	$43,521

Composition of Core Earnings:
Revenues:
Net effective spread	$89,431	$85,251
Guarantee and commitment fees	12,425	12,683
Other(4)	(522)	(2,931)
Total revenues	101,334	95,003

Credit related expense/(income):
Provision for/(release of) losses	257	(2,687)
REO operating expenses	47	62
Losses/(gains) on sale of REO	1	(165)
Total credit related expense/(income)	305	(2,790)

Operating expenses:
Compensation and employee benefits	16,662	14,038
General and administrative	9,873	9,205
Regulatory fees	1,800	1,781
Total operating expenses	28,335	25,024

Net earnings	72,694	72,769
Income tax expense(5)	23,707	5,927
Net income attributable to non-controlling interest	5,199	16,778
Preferred stock dividends	9,886	6,543
Core earnings	$33,902	$43,521

Core earnings per share:
Basic	$3.08	$3.99
Diluted	2.99	3.83
Weighted-average shares:
Basic	10,992	10,914
Diluted	11,347	11,360

(1)	Excludes unrealized gains related to securities sold, not yet purchased of $24.2 million during the nine months ended September 30, 2014.

(2)	Includes $7.5 million related to the acceleration of premium amortization in first quarter 2014 due to significant refinancing activity in the Rural Utilities line of business.

(3)	Relates to the write-off of deferred issuance costs as a result of the retirement of Farmer Mac II LLC Preferred Stock.

(4)
Includes $25.7 million of interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased and $24.2 million of unrealized gains on securities sold, not yet purchased during the nine months ended September 30, 2014.

(5)
Includes the reduction of $11.6 million tax valuation allowance against capital loss carryforwards related to expected capital gains on securities sold, not yet purchased and a reduction in tax valuation allowance of $0.9 million associated with certain gains on investment portfolio assets during the nine months ended September 30, 2014.

The following sections provide more detail regarding specific components of Farmer Mac's results of operations.

Net Interest Income.  Net interest income for the three and nine months ended September 30, 2015 was $32.2 million and $94.8 million, respectively, compared to $14.5 million and $54.2 million for the same periods in 2014. The increase in net interest income primarily resulted from the absence of the following two items that did not recur in the first nine months of 2015 but were included in net interest income for the first nine months of 2014: (1) the acceleration of amortization of $11.6 million in premiums associated with certain Rural Utilities loans that were refinanced into other loan products in first quarter 2014; and (2) interest expense of $25.7 million associated with securities purchased under agreements to resell and securities sold, not yet purchased (related to Farmer Mac's cash management and liquidity initiative that began in second quarter 2014). The increase in net interest income was also attributable in part to an increase in the average outstanding balance of Farm & Ranch loans, USDA Securities, and AgVantage securities. The increase in net interest income was partially offset by the loss of $6.5 million in preferred dividend income due to the October 2014 redemption of high-yielding preferred stock previously held in Farmer Mac's investment portfolio. The overall net interest yield was 89 basis points for the nine months ended September 30, 2015, compared to 53 basis points for the nine months ended September 30, 2014.

The following table provides information regarding interest-earning assets and funding for the nine months ended September 30, 2015 and 2014.  The average balance of non-accruing loans is included in the average balance of loans, Farmer Mac Guaranteed Securities, and USDA Securities presented, though the related income is accounted for on a cash basis.  Therefore, as the average balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly.  The average balance of loans in consolidated trusts with beneficial interests owned by third parties is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities.  The interest income and expense associated with these trusts are shown in the net effect of consolidated trusts.

Table 2

	For the Nine Months Ended
	September 30, 2015			September 30, 2014
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments(1)	$3,227,893	$9,144	0.38%	$3,585,567	$14,845	0.55%
Loans, Farmer Mac Guaranteed Securities and USDA Securities(2)(3)	10,439,224	173,911	2.22%	9,687,272	155,635	2.14%
Total interest-earning assets	13,667,117	183,055	1.79%	13,272,839	170,480	1.71%
Funding:
Notes payable due within one year	5,711,356	8,343	0.19%	4,570,664	5,321	0.16%
Notes payable due after one year(4)	7,422,810	82,004	1.47%	7,265,672	87,005	1.60%
Other interest-bearing liabilities(5)	—	—	—%	797,324	25,483	4.26%
Total interest-bearing liabilities(6)	13,134,166	90,347	0.92%	12,633,660	117,809	1.24%
Net non-interest-bearing funding	532,951	—		639,179	—
Total funding	13,667,117	90,347	0.88%	13,272,839	117,809	1.18%
Net interest income/yield prior to consolidation of certain trusts	13,667,117	92,708	0.90%	13,272,839	52,671	0.53%
Net effect of consolidated trusts(7)	503,609	2,128	0.56%	334,163	1,552	0.62%
Adjusted net interest income/yield	$14,170,726	$94,836	0.89%	$13,607,002	$54,223	0.53%

(1)
Average balance includes $793.1 million of securities purchased under agreements to resell in 2014. Includes $0.3 million of interest expense related to securities purchased under agreements to resell in 2014.

(2)
Includes $11.6 million related to the acceleration of premium amortization in first quarter 2014 due to refinancing activity in the Rural Utilities line of business. Excludes interest income of $14.2 million and $9.9 million in 2015 and 2014, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(3)
See Note 1(d) to the consolidated financial statements for more information about the reclassification of certain amounts in prior periods from guarantee and commitment fees to interest income related to on-balance sheet Farmer Mac Guaranteed Securities.

(4)	Includes current portion of long-term notes.

(5)	Represents securities sold, not yet purchased.

(6)	Excludes interest expense of $12.1 million and $8.3 million in 2015 and 2014, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(7)	Includes the effect of consolidated trusts with beneficial interests owned by third parties.

The lower average rate earned on cash and investments during the first nine months of 2015 compared to the first nine months of 2014 reflects the effect of the October 1, 2014 redemption of $78.5 million of high-yielding preferred stock previously held in Farmer Mac's investment portfolio and an increase in the average balance of cash and cash equivalents earning minimal yields. The average rate earned on cash and investments during the first nine months of 2014 included the effects of interest costs resulting from the slightly negative rate of return received on the securities purchased under agreements to resell (repos) that were part of Farmer Mac's cash management and liquidity initiative. Farmer Mac's positions in these securities were closed in fourth quarter 2014 and therefore did not have an effect during the first nine months of 2015 as compared to the first nine months of 2014.  The higher average rate on loans, Farmer Mac Guaranteed Securities, and USDA Securities was due to the absence during the first nine months of 2015 of the acceleration of amortization in premiums associated with certain Rural Utilities loans that occurred in the first nine months of 2014, partially offset by the decline in market rates as reflected in the rates on loans and AgVantage securities acquired, reset, or refinanced during 2014 and 2015. The average rates on notes payable due within one year are consistent with general trends in average short-term rates during the period presented.  The downward trend in the average rate on notes payable due after one year for the first nine months of 2015 as compared to the same period in 2014 reflects the retirement of older debt and the issuance of new debt at lower market rates. Other interest-bearing liabilities consist of high coupon fixed-rate U.S. Treasury securities and represent Farmer Mac's positions in securities sold, not yet purchased entered into beginning in second quarter 2014 as part of Farmer Mac's cash management and liquidity initiative. These positions were closed in fourth quarter

2014 and therefore did not have an effect during the first nine months of 2015 as compared to the first nine months of 2014.

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

Table 3

	For the Nine Months Ended September 30, 2015 Compared to Same Period 2014
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments(1)	$(4,332)	$(1,369)	$(5,701)
Loans, Farmer Mac Guaranteed Securities and USDA Securities(2)	5,893	12,383	18,276
Total	1,561	11,014	12,575
Expense from other interest-bearing liabilities(3)	(31,968)	4,506	(27,462)
Change in net interest income prior to consolidation of certain trusts(4)	$33,529	$6,508	$40,037

(1)	Includes $0.3 million of interest expense and an average balance of $793.1 million related to securities purchased under agreements to resell in 2014.

(2)	Includes $11.6 million related to the acceleration of premium amortization in first quarter 2014 due to refinancing activity in the Rural Utilities line of business.

(3)	Includes $25.5 million of interest expense and average balance of $797.3 million related to securities sold, not yet purchased in 2014.

(4)	Excludes the effect of debt in consolidated trusts with beneficial interests owned by third parties.

The reasons for the decrease in income due to changes in rate on cash and investments, the increase in income due to changes in rate on loans, Farmer Mac Guaranteed Securities, and USDA Securities, and the decrease in expense due to changes in rate are the same as described above. Aside from the decrease in income earned from cash and investments, the increases in income from interest-earning assets and in expense from other interest-bearing liabilities due to changes in volume reflect the increase in the average balance of on-balance sheet assets and the related funding for those assets, respectively, during the first nine months of 2015 compared to the first nine months of 2014.

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

Farmer Mac's net interest income and net interest yield include net yield adjustments related to the amortization of premiums and discounts on assets consolidated at fair value. These premiums and discounts are amortized as adjustments to yield in interest income over the contractual or estimated remaining lives of the underlying assets. Farmer Mac excludes these amounts from net effective spread because they either do not reflect actual cash premiums paid for the assets at acquisition or are not expected to have an economic effect on Farmer Mac's financial performance if the assets are held to maturity, as is generally expected. Farmer Mac also excluded from net effective spread the amount of interest expense included in net interest income that was incurred during the first nine months of 2014 related to securities purchased under agreements to resell and securities sold, not yet purchased because the associated benefits from these securities were not similarly recorded in net interest income, but rather were recorded as income tax benefits. Because Farmer Mac's positions in these securities were closed during fourth quarter 2014, adjustments to net interest income for interest expense related to these securities were not necessary for the first nine months of 2015.

The following table presents the net effective spread between Farmer Mac's interest-earning assets and its net funding costs.  This spread is measured by including income or expense related to undesignated financial derivatives (the income or expense related to financial derivatives designated in hedge accounting relationships is already included in net interest income) and excluding the amortization of premiums and discounts on assets consolidated at fair value and the interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased. Farmer Mac's net effective spread was $30.4 million and $89.4 million for the three and nine months ended September 30, 2015, respectively, compared to $29.8 million and $85.3 million for the same periods in 2014, respectively. In percentage terms, net effective spread for the three and nine months ended September 30, 2015 was 0.88 percent and 0.87 percent, respectively, compared to 0.97 percent and 0.91 percent for the same periods in 2014, respectively. The contraction in net effective spread in percentage terms compared to the nine months ended September 30, 2014 was primarily attributable to the loss of $6.5 million in preferred dividend income (7 basis points) from the October 2014 redemption of the high-yielding preferred stock previously held in Farmer Mac's investment portfolio and a higher average balance in cash and cash equivalents to increase Farmer Mac's liquidity position. See Note 9 to the consolidated financial statements for more information regarding net effective spread from Farmer Mac's individual business segments. Additionally, see "—Supplemental Information" for quarterly net effective spread by line of business.

Table 4

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
	Dollars	Yield	Dollars	Yield	Dollar	Yield	Dollar	Yield
	(dollars in thousands)
Net interest income/yield prior to consolidation of certain trusts(1)(2)	$31,387	0.91%	$14,016	0.45%	$92,708	0.90%	$52,671	0.56%
Expense related to undesignated financial derivatives	(1,651)	(0.05)%	(2,949)	(0.10)%	(5,239)	(0.05)%	(6,537)	(0.07)%
Amortization of premiums on assets consolidated at fair value(2)	651	0.02%	783	0.03%	1,962	0.02%	13,374	0.14%
Interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased	—	—%	17,916	0.59%	—	—%	25,743	0.28%
Net effective spread	$30,387	0.88%	$29,766	0.97%	$89,431	0.87%	$85,251	0.91%

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

Provision for and Release of Allowance for Loan Losses and Reserve for Losses.

The following table summarizes the components of Farmer Mac's total allowance for losses for the three and nine months ended September 30, 2015 and 2014:

Table 5

	September 30, 2015			September 30, 2014
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
For the Three Months Ended:
Beginning Balance	$5,939	$4,637	$10,576	$5,770	$5,595	$11,365
(Release of)/provision for losses	(1,164)	861	(303)	511	(1,315)	(804)
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	45	—	45
Ending Balance	$4,775	$5,498	$10,273	$6,326	$4,280	$10,606

For the Nine Months Ended:
Beginning Balance	$5,864	$4,263	$10,127	$6,866	$6,468	$13,334
(Release of)/provision for losses	(978)	1,235	257	(499)	(2,188)	(2,687)
Charge-offs	(111)	—	(111)	(86)	—	(86)
Recoveries	—	—	—	45	—	45
Ending Balance	$4,775	$5,498	$10,273	$6,326	$4,280	$10,606

The releases to the allowance for loan losses recorded during the three and nine months ended September 30, 2015 were primarily attributable to a reduction in the specific allowance for a permanent planting loan based on the updated appraised value of the collateral underlying such loan. The provisions to the reserve for losses during the three and nine months ended September 30, 2015 were primarily attributable to a $1.3 million increase in the specific allowance for two impaired canola facility loans underlying an LTSPC with one borrower. The establishment in second quarter 2015 of a specific allowance for these loans was due to a downgrade in risk rating resulting from collateral shortfalls relative to the unpaid principal balance for such loans, and the increase in the specific allowance for these loans was due to the borrower's delinquency for 90 days or more during third quarter 2015. The provisions to the reserve for losses during third quarter 2015 were partially offset by a decrease in the general allowance of processing loans underlying LTSPCs due to repayment of these loans at par. The net provisions to the allowance for loan losses recorded during the three months ended September 30, 2014 were primarily related to an increase in the general allowance due to overall net volume growth in the on-balance sheet Farm & Ranch portfolio and an increase in the specific allowance for loans individually evaluated for impairment. The net releases to the total allowance for losses during the nine months ended September 30, 2014 were primarily related to a decrease in the general allowance due to substantial paydowns of on-balance sheet ethanol loans and loans underlying LTSPCs. As of September 30, 2015 and December 31, 2014, Farmer Mac's allowance for loan losses was $4.8 million and $5.9 million, respectively. As of September 30, 2015, Farmer Mac's reserve for losses was $5.5 million, compared to $4.3 million as of December 31, 2014. See Note 5 and "—Risk Management—Credit Risk – Loans and Guarantees."

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs, were $3.5 million and $10.3 million, respectively, for the three and nine months ended September 30, 2015, compared to $3.6 million and $11.1 million for the same periods in 2014, respectively. The decrease in guarantee and commitment fees was primarily attributable to a lower average balance outstanding for off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs. See Note 1(d) to the consolidated financial statements for more information about the reclassification of certain amounts in prior periods from guarantee and commitment fees to interest income related to on-balance sheet Farmer Mac Guaranteed Securities.

Losses and Gains on Financial Derivatives and Hedging Activities.  The effect of unrealized and realized gains and losses on Farmer Mac's financial derivatives and hedging activities was net losses of $9.6 million and net gains of $0.9 million for the three and nine months ended September 30, 2015, respectively, compared to net gains of $0.8 million and net losses of $12.5 million for the same periods in 2014, respectively.

The components of gains and losses on financial derivatives and hedging activities for the three and nine months ended September 30, 2015 and 2014 are summarized in the following table:

Table 6

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)
Fair value hedges:
Unrealized (losses)/gains due to fair value changes:
Financial derivatives(1)	$(12,646)	$5,610	$(4,330)	$5,010
Hedged items	15,834	(2,549)	13,356	4,019
Gains on hedging activities	3,188	3,061	9,026	9,029
No hedge designation:
Unrealized (losses)/gains due to fair value changes	(10,094)	1,070	(845)	(13,279)
Realized:
Expense related to financial derivatives	(1,651)	(2,949)	(5,239)	(6,537)
Losses due to terminations or net settlements	(1,011)	(374)	(2,003)	(1,681)
Losses on financial derivatives not designated in hedging relationships	(12,756)	(2,253)	(8,087)	(21,497)
(Losses)/gains on financial derivatives and hedging activities	$(9,568)	$808	$939	$(12,468)

(1)
Included in the assessment of hedge effectiveness as of September 30, 2015, but excluded from the amounts in the table, were losses of $2.9 million and $8.6 million for the three and nine months ended September 30, 2015, respectively, attributable to the fair value of the swaps at the inception of the hedging relationship. Accordingly, the amounts recognized as hedge ineffectiveness for the three and nine months ended September 30, 2015 were gains of $0.3 million and gains of $0.4 million. The comparable amounts as of September 30, 2014 were losses of $2.9 million and $8.7 million for the three and nine months ended September 30, 2014, respectively, attributable to the fair value of the swaps at the inception of the hedging relationship and, accordingly, gains of $0.2 million and $0.3 million, respectively, for the three and nine months ended September 30, 2014, attributable to hedge ineffectiveness.

Changes in the fair values of Farmer Mac's open derivative positions for both designated and undesignated hedges are captured in the table above in unrealized losses due to fair value changes and are primarily the result of fluctuations in long-term interest rates. For financial derivatives designated in fair value hedges, changes in the fair values of the hedged items attributable to the hedged risk are also included in the table above in unrealized gains/(losses) due to fair value changes. The accrual of periodic cash settlements for interest paid or received from Farmer Mac's interest rate swaps that are not designated in hedge accounting relationships is shown as expense related to financial derivatives.  Payments or receipts to terminate derivative positions or net cash settled forward sales contracts on the debt of other GSEs and U.S. Treasury futures that are not designated in hedge accounting relationships are included in losses due to terminations or net settlements.

Losses and Gains on Trading Securities.  During the three and nine months ended September 30, 2015, Farmer Mac recorded unrealized losses on trading securities of $8,000 and unrealized gains of $0.5 million, respectively, compared to unrealized gains of $16.4 million and $24.8 million during the same periods in 2014, respectively. Of the total unrealized losses and unrealized gains recognized during the three and nine months ended September 30, 2015, $57,000 of losses and $0.1 million of gains, respectively, related to financial assets selected to be carried at fair value with changes in fair value included in earnings (the fair value option). Of the total unrealized gains during the three and nine months ended September 30, 2014, $16.4 million and $24.2 million, respectively, related to securities sold, not yet purchased as part of Farmer Mac's cash management and liquidity initiative and $0.1 million of losses and

$0.2 million of gains, respectively, related to financial assets accounted for under the fair value option. Farmer Mac has not elected to account for any financial assets under the fair value option since 2008.

Gains and Losses on Sale of Available-for-Sale Investment Securities. During the three and nine months ended September 30, 2015, Farmer Mac realized net gains of $3,000 and $9,000, respectively, compared to realized net losses of $0.4 million and $0.2 million, respectively, for the same periods in 2014. The realized net gains recognized during the first nine months of 2015 were from sales of securities from the available-for-sale investment portfolio which were partially offset by $0.1 million of other-than-temporary impairment losses on two available-for-sale auction rate certificates. As of September 30, 2015, Farmer Mac intends to sell the securities in fourth quarter 2015 at a price of 99.63 percent of par pursuant to a forward sales agreement. The realized net losses in the first nine months of 2014 related to sales of two auction-rate certificates at a price of 97 percent of par that resulted in realized losses of $0.8 million, which were partially offset by realized gains from sales of other securities from the available-for-sale investment portfolio.

Other Income. Other income totaled $1.1 million and $1.9 million, respectively, for the three and nine months ended September 30, 2015, compared to $0.5 million and $0.8 million, respectively, for the same periods in 2014. Other income during the three and nine months ended September 30, 2015 included: (1) the recognition of $0.5 million and $0.9 million, respectively, of gains previously deferred in accumulated other comprehensive income related to fair value changes of certain available-for-sale securities contributed to Farmer Mac II LLC in 2010; (2) the recognition of $0.3 million and $0.4 million, respectively, of appraisal fees received by Farmer Mac's consolidated appraisal company subsidiary, Contour Valuation Services, LLC, which was formed in fourth quarter 2014; and (iii) other miscellaneous items.

Compensation and Employee Benefits.  Compensation and employee benefits were $5.2 million and $16.7 million, respectively, for the three and nine months ended September 30, 2015, compared to $4.7 million and $14.0 million, respectively, for the same periods in 2014. The increase in compensation and employee benefits in the first nine months of 2015 compared to the first nine months of 2014 was due primarily to higher incentive compensation driven by meeting certain performance targets, an increase in headcount, annual salary adjustments, and adjustments to stock compensation expense to reflect changes in forfeiture rates. The increase in annual salary adjustments reflects a change in 2014 to the allocation of total compensation elements for Farmer Mac's executive officers that resulted in a shift in compensation toward base salary and annual cash compensation and a commensurate reduction in the targeted value of equity-based long-term incentive compensation. Additionally, compensation costs for the three and nine months ended September 30, 2015 included $0.3 million and $0.6 million, respectively, in compensation costs for Farmer Mac's consolidated appraisal company subsidiary, Contour Valuation Services, LLC.

General and Administrative Expenses.  General and administrative expenses, including legal, audit, and consulting fees, were $3.7 million and $9.9 million, respectively, for the three and nine months ended September 30, 2015, compared to $3.1 million and $9.2 million, respectively, for the same periods in 2014. The increase in general and administrative expenses in the first nine months of 2015 compared to the first nine months of 2014 was due primarily to legal fees incurred for the preparation of comment letters in response to FCA's proposed rule on Farmer Mac's board governance and standards of conduct and higher consulting fees and information services expenses related to corporate strategic initiatives. Additionally, general and administrative costs for the three and nine months ended September 30, 2015 included $0.1 million and $0.3 million, respectively, in operating expenses for Farmer Mac's consolidated appraisal company subsidiary.

Regulatory Fees.  Regulatory fees (which consist of the fees paid to FCA) were $0.6 million and $1.8 million, respectively, for both the three and nine months ended September 30, 2015 and 2014. FCA has advised Farmer Mac that its estimated fees for the federal fiscal year ending September 30, 2016 will remain at the same level ($0.6 million per federal fiscal quarter) as the prior federal fiscal year.  After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.

Income Tax Expense.  Income tax expense totaled $6.3 million and $24.3 million, respectively, for the three and nine months ending September 30, 2015, compared to an income tax expense of $7.6 million and $0.1 million, respectively, for the same periods in 2014. The increase in income tax expense in the first nine months ending September 30, 2015 was a result of higher pre-tax income and the absence of the income tax benefit of $11.6 million related to the cash management and liquidity initiative that was recorded in second quarter 2014. The consolidated tax benefits of the dividends declared on Farmer Mac II LLC Preferred Stock, which is presented as "Net loss/(income) attributable to non-controlling interest" on the consolidated statements of operations on a pre-tax basis, and, for the nine months ended September 30, 2015, the loss on retirement of the Farmer Mac II LLC Preferred Stock were the primary reasons Farmer Mac's effective tax rate was lower than the statutory federal rate of 35 percent for the nine months ended September 30, 2015 and 2014.

Loss on Retirement of Preferred Stock. On March 30, 2015, Farmer Mac II LLC redeemed all of the outstanding shares of Farmer Mac II LLC Preferred Stock, which, in turn, triggered the redemption of all of the outstanding FALConS on that same day. As a result, Farmer Mac recognized an expense of $8.1 million of deferred issuance costs related to those shares of Farmer Mac II LLC Preferred Stock as "Loss on retirement of preferred stock" on the consolidated statements of operations.

Business Volume.  During third quarter 2015, Farmer Mac added $1.4 billion of new business volume. Specifically, Farmer Mac:

•	added $522.3 million of Rural Utilities loans under LTSPCs;

•	added a $300.0 million revolving floating rate AgVantage facility;

•	purchased $206.6 million of AgVantage securities;

•	purchased $176.0 million of newly originated Farm & Ranch loans;

•	purchased $91.4 million of USDA Securities;

•	added $79.6 million of Farm & Ranch loans under LTSPCs; and

•	purchased $53.6 million of Rural Utilities loans.

Farmer Mac's outstanding business volume was $15.6 billion as of September 30, 2015, an increase of $497.9 million from June 30, 2015 and an increase of $1.0 billion from December 31, 2014. The increase in Farmer Mac's outstanding business volume was driven by the addition of $522.3 million of rural utilities loans under LTSPCs, as well as broad-based portfolio growth across most of Farmer Mac's other products, including AgVantage securities, Farm & Ranch loans, and USDA Securities. The large LTSPC transaction completed in third quarter 2015 is the first time Farmer Mac has provided LTSPCs under its Rural Utilities line of business. Of the new business volume in AgVantage securities for third quarter 2015, a $300.0 million revolving floating rate AgVantage facility with the National Rural Utilities Cooperative Finance Corporation ("CFC") was added as an off-balance commitment because CFC had not drawn on the facility as of September 30, 2015. Farmer Mac receives a fixed fee based on the full dollar amount of the facility. If CFC draws on this facility, the amounts drawn will be presented as on-balance sheet AgVantage securities, and Farmer Mac will earn a spread on the drawn balance.

The following table sets forth purchases of non-delinquent eligible loans, new loans added under LTSPCs, and new guarantees during the periods indicated in the Farm & Ranch, USDA Guarantees, and Rural Utilities lines of business, as well as purchases of AgVantage securities in the Institutional Credit line of business:

Table 7

Farmer Mac New Purchases, Guarantees, and LTSPCs
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)
Farm & Ranch:
Loans	$175,965	$150,243	$503,116	$501,766
LTSPCs	79,621	77,368	241,876	297,812
USDA Guarantees:
USDA Securities	91,374	97,275	291,981	256,044
Farmer Mac Guaranteed USDA Securities	—	—	12,512	—
Rural Utilities:
Loans	53,552	9,936	62,255	68,528
LTSPCs	522,262	—	522,262	—
Institutional Credit:
AgVantage	206,602	295,700	728,767	825,165
Revolving floating rate AgVantage facility	300,000	—	300,000	—
Total purchases, guarantees, and LTSPCs	$1,429,376	$630,522	$2,662,769	$1,949,315

New business volume for loans within the Farm & Ranch line of business for the nine months ended September 30, 2015 was in line with the same period in 2014 and demand seems stable. Prepayment rates remained subdued and contributed to favorable trends in net loan growth. New business volume for LTSPCs within the Farm & Ranch line of business for the nine months ended September 30, 2015 compared to the same period in 2014 reflected decreased demand for pools of loans under LTSPCs by Farm Credit System institutions. The increase in new business volume in the USDA Guarantees line of business for the first nine months of 2015 compared to the same period in 2014 reflected an increase in lender usage of USDA guaranteed loan programs and the resulting increase in loans available for purchase on the secondary market, as well as the increasing willingness of banks to sell the lower-return guaranteed portions of these loans to fund other new loan originations. Rural Utilities loan purchase volume remained low due to reduced demand associated with slow historical economic growth and greater energy efficiency in recent years. Changes in AgVantage securities volume are primarily driven by the generally larger transaction sizes for that product and the fluctuating funding and liquidity needs of Farmer Mac's customer network and scheduled maturity amounts.

The purchase price of non-delinquent eligible loans and portfolios is their respective fair value based on current market interest rates and Farmer Mac's target net yield. The purchase price includes an amount to compensate Farmer Mac for credit risk that is similar to the guarantee or commitment fees it receives for assuming credit risk on loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs.  Based on market conditions, Farmer Mac either retains the loans it purchases or securitizes them and retains or sells Farmer Mac Guaranteed Securities backed by those loans.  Historically, Farmer Mac has retained the vast majority of loans it has purchased.  The weighted-average age of the Farm & Ranch non-delinquent eligible loans purchased and retained (excluding the purchases of defaulted loans) during third quarter 2015 and 2014 was less than one year. Of those loans, 71 percent and 57 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 18.8 years and 16.3 years, respectively.

During third quarter 2015 and 2014, Farmer Mac securitized some of the Farm & Ranch loans it had purchased and sold the resulting Farmer Mac Guaranteed Securities in the amount of $118.8 million and $43.0 million, respectively. Farmer Mac consolidates these loans and presents them as "Loans held for investment in consolidated trusts, at amortized cost" on the consolidated balance sheets. For the three and nine months ended September 30, 2015, $83.1 million and $166.7 million, respectively, of Farmer Mac Guaranteed Securities were sold to Zions First National Bank ("Zions"), which is a related party to Farmer Mac, compared to $39.6 million and $147.2 million of sales for the three and nine months ended September 30, 2014, respectively.

The following table sets forth information regarding the Farmer Mac Guaranteed Securities issued during the periods indicated:

Table 8

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)
Loans securitized and sold as Farm & Ranch Guaranteed Securities	$118,802	$42,963	$231,242	$172,268
AgVantage Securities	206,602	295,700	728,767	825,165
Total Farmer Mac Guaranteed Securities Issuances	$325,404	$338,663	$960,009	$997,433

The following table sets forth information regarding outstanding volume in each of Farmer Mac's four lines of business as of the dates indicated:

Table 9

Lines of Business - Outstanding Business Volume
	As of September 30, 2015	As of December 31, 2014
	(in thousands)
On-balance sheet:
Farm & Ranch:
Loans	$2,166,125	$2,118,867
Loans held in trusts:
Beneficial interests owned by third party investors	612,567	421,355
USDA Guarantees:
USDA Securities	1,856,695	1,756,224
Farmer Mac Guaranteed USDA Securities	31,218	27,832
Rural Utilities:
Loans(1)	982,078	718,213
Loans held in trusts:
Beneficial interests owned by Farmer Mac(1)	—	267,396
Institutional Credit:
AgVantage Securities	5,438,488	5,410,413
Total on-balance sheet	$11,087,171	$10,720,300
Off-balance sheet:
Farm & Ranch:
LTSPCs	$2,171,869	$2,240,866
Guaranteed Securities	553,469	636,086
USDA Guarantees:
Farmer Mac Guaranteed USDA Securities	10,712	13,978
Rural Utilities:
LTSPC	518,229	—
Institutional Credit:
AgVantage Securities	986,529	986,528
Revolving floating rate AgVantage facility(2)	300,000	—
Total off-balance sheet	$4,540,808	$3,877,458
Total	$15,627,979	$14,597,758

(1)	Reflects the unwinding of certain consolidated trusts with the effect that loans previously consolidated on the balance sheet as "Loans held in trusts" currently are included within "Loans."

(2)
As of September 30, 2015, this facility had not been utilized. Farmer Mac receives a fixed fee based on the full dollar amount of the facility. If CFC draws on the facility, the amounts drawn will be presented as on-balance sheet AgVantage securities, and Farmer Mac will earn a spread on the drawn balance.

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities) and LTSPCs, USDA Securities, and Farmer Mac Guaranteed USDA Securities as of September 30, 2015:

Table 10

Schedule of Principal Amortization as of September 30, 2015
	Loans Held	Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed Securities and LTSPCs	USDA Securities and Farmer Mac Guaranteed USDA Securities	Total
	(in thousands)
2015	$54,266	$65,222	$113,064	$232,552
2016	179,510	265,555	137,204	582,269
2017	186,965	246,637	113,670	547,272
2018	204,031	650,978	132,563	987,572
2019	177,818	185,869	126,004	489,691
Thereafter	2,958,180	1,829,306	1,276,120	6,063,606
Total	$3,760,770	$3,243,567	$1,898,625	$8,902,962

Of the $15.6 billion outstanding principal balance of volume included in Farmer Mac's four lines of business as of September 30, 2015, $6.7 billion were AgVantage securities included in the Institutional Credit line of business.  Unlike business volume in the form of purchased loans, USDA Securities, and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, most AgVantage securities do not require periodic payments of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due. The following table summarizes by maturity date the outstanding principal amount of both on- and off-balance sheet AgVantage securities as of September 30, 2015:

Table 11

AgVantage Balances by Year of Maturity
As of
September 30, 2015
(in thousands)
2015	$35,812
2016	1,348,298
2017	1,572,419
2018(1)	1,212,340
2019	320,350
Thereafter(2)	2,235,798
Total	$6,725,017

(1)	Includes the expiration of the $300.0 million revolving floating rate AgVantage facility. As of September 30, 2015, this facility had not been utilized.

(2)	Includes various maturities ranging from 2020 to 2044.

The weighted-average remaining maturity of the outstanding AgVantage securities shown in the table above was 4.4 years as of September 30, 2015.  As a general matter, if maturing AgVantage securities are not replaced with new AgVantage securities, either from the same issuer or from new business, or if the spread earned by Farmer Mac on new AgVantage securities that replace maturing AgVantage securities is lower than the spread earned on the maturing securities, Farmer Mac's income could be adversely affected.

As part of fulfilling its guarantee obligations for Farm & Ranch Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90-days delinquent or in material non-monetary default at the time of purchase, out of the loan pools underlying those securities and LTSPCs, and records the purchased loans as such on its balance sheet.  The purchase price for a defaulted loan purchased out of a pool of loans backing Farm & Ranch Guaranteed Securities is the then-current outstanding principal balance of the loan plus accrued and unpaid interest.  The purchase price for a defaulted loan purchased under an LTSPC is the then-current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loan payable out of any future loan payments or liquidation proceeds as received.  The purchase price of a defaulted loan is not an indicator of the expected loss on that loan; many other factors affect expected loss, if any, on any loan so purchased. The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs was 7 years during third quarter 2015. Farmer Mac did not purchase any delinquent loans during third quarter 2014. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

The following table presents Farmer Mac's purchases of defaulted loans underlying Farm & Ranch Guaranteed Securities and LTSPCs for the periods indicated:

Table 12

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)
Defaulted loans purchased underlying Farm & Ranch Guaranteed Securities owned by third party investors	$263	$—	$2,244	$—
Defaulted loans purchased underlying LTSPCs	—	—	—	440
Total loan purchases	$263	$—	$2,244	$440

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

Farmer Mac continues to monitor land values and commodity prices in response to cyclical swings. Although farmland values and commodity prices have declined recently in some sectors, primarily in the Midwest, Farmer Mac believes that its portfolio remains sufficiently diversified, both geographically and by commodity, and that its portfolio has generally demonstrated historically high credit quality and low delinquency rates to endure reasonably foreseeable volatility in farmland values and commodity prices. Farmer Mac also continues to closely monitor sector profitability, economic conditions, and agricultural land value and geographic trends to tailor underwriting practices to changing conditions. For more information about the loan balances and loan-to-value ratios for Farm & Ranch loans in Farmer Mac's portfolio as of September 30, 2015, see "—Risk Management—Credit Risk – Loans and Guarantees."

The western part of the United States, including California, continues to experience drought conditions, with the water level in many California reservoirs at historically low levels. Although to date Farmer Mac has not observed any material effect on its portfolio from drought conditions, the persistence of extreme drought conditions in the western states could have an adverse effect on Farmer Mac’s delinquency rates or loss experience. This is particularly true in the permanent plantings sector, where the value of the related collateral is closely tied to the production value and capability of the permanent plantings. Farmer Mac continues to remain informed about the drought and its effects on the agricultural industries located in the western states and on Farmer Mac's Farm & Ranch portfolio through regular discussions with its loan servicers that service loans in drought-stricken areas, as well as customers and other lenders in the industry.

Farmer Mac continues to monitor the establishment and evolution of legislation and regulations that affect farmers, ranchers, and rural lenders. Many federal agricultural policies previously in effect have been altered with the enactment of the Agricultural Act of 2014, including those affecting crop subsidies, crop insurance, and other aspects of agricultural production. Farmer Mac will continue to monitor the effects of these altered federal agricultural policies as the USDA adopts final regulations implementing the Agricultural Act of 2014.

Farmer Mac's marketing efforts directed towards the Farm & Ranch line of business focus on lenders that have demonstrated a commitment to agricultural lending based on their lending history. Farmer Mac directs its outreach efforts to these lenders through direct personal contact, which is facilitated through Farmer Mac's frequent participation in state and national banking conferences, its alliances with the American Bankers Association and the Independent Community Bankers of America, and its business relationships with members of the Farm Credit System. In the Farm & Ranch line of business, Farmer Mac has experienced continuing stable demand for its loan products. Demand for Farmer Mac's secondary market tools could also increase as rural lenders adapt to new and changing regulations, which may require lenders to obtain more liquidity and capital to continue their lending practices.

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

Rural Utilities Industry. Reduced demand for capital within the rural utilities industry has increased competition for rural cooperative borrowers among lenders that either are not eligible or choose not to participate in Farmer Mac's Rural Utilities line of business. The rural utilities industry may experience needs for financing over the next several years to make improvements in response to environmental and clean energy policies and to refinance government loans made by the USDA's Rural Utilities Service. In addition, CFC, the rural utilities lender that is the only current participant in Farmer Mac's Rural Utilities line of business, may experience increased needs for term funding and LTSPC business from Farmer Mac as a result of new requirements implemented by debt rating agencies. In third quarter 2015, CFC utilized Farmer Mac's LTSPC product for the first time. Domestic economic indicators also continue to show modest growth, and as the economy strengthens, Farmer Mac believes that demand for rural utilities loans may increase. Farmer Mac also foresees opportunities for growth pertaining to the rural utilities industry within Farmer Mac's Institutional Credit line of business related to the increasing trend in the past year of rural utilities cooperatives beginning to shift their debt refinancing activities away from the Rural Utilities Service and towards market-based lenders, including rural utilities cooperative lenders. Farmer Mac has the opportunity to help these lenders as they seek lower-cost wholesale financing alternatives, which could allow them to become more competitive in pursuing these refinancing opportunities.

Balance Sheet Review

Assets.  Farmer Mac's total assets as of September 30, 2015 were $14.9 billion, compared to $14.3 billion as of December 31, 2014.  The increase in total assets was primarily attributable to an increase in cash and cash equivalents and total loans, net of allowance.

As of September 30, 2015, Farmer Mac had $1.5 billion of cash and cash equivalents and $2.0 billion of investment securities, compared to $1.4 billion of cash and cash equivalents and $1.9 billion of investment securities as of December 31, 2014. As of September 30, 2015, Farmer Mac had $5.4 billion of Farmer Mac Guaranteed Securities, $1.9 billion of USDA Securities, and $3.8 billion of loans, net of allowance. This compares to $5.5 billion of Farmer Mac Guaranteed Securities, $1.8 billion of USDA Securities, and $3.5 billion of loans, net of allowance, as of December 31, 2014.

Liabilities.  Farmer Mac's total liabilities increased to $14.3 billion as of September 30, 2015 from $13.5 billion as of December 31, 2014.  The increase in liabilities was primarily attributable to an increase in notes payable due within one year.

Equity.  As of September 30, 2015, Farmer Mac had total equity of $540.5 million, comprised of stockholders' equity of $540.4 million and non-controlling interest of $0.2 million related to Farmer Mac's appraisal subsidiary, Contour Appraisal Services, LLC.  As of December 31, 2014, Farmer Mac had total equity of $781.8 million, comprised of stockholders' equity of $545.8 million and non-controlling interest of $236.0 million.  The decrease in total equity was a result of the redemption of all of the outstanding shares of Farmer Mac II LLC Preferred Stock (presented as "Non-controlling interest" within equity on Farmer Mac's consolidated balance sheets) during first quarter 2015 and a decrease in accumulated other comprehensive income due to decreases in the fair value of available-for-sale securities, offset in part by an increase in retained earnings. The decrease in the fair value of available-for-sale securities was driven primarily by less favorable funding spreads to LIBOR.

Off-Balance Sheet Arrangements

Farmer Mac offers approved lenders two credit enhancement alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans: (1) Farmer Mac Guaranteed Securities, which are available through each of the Farm & Ranch, USDA Guarantees, Rural Utilities, and Institutional Credit lines of business; and (2) LTSPCs, which are available through the Farm & Ranch and Rural Utilities lines of business. For securitization trusts where Farmer Mac is the primary beneficiary, the trust assets and liabilities are included on Farmer Mac's consolidated balance sheet. For the remainder of these transactions, and in the event of deconsolidation, both of these alternatives result in the creation of off-balance sheet obligations for Farmer Mac. See Note 6 to the consolidated financial statements for more information about consolidation and Farmer Mac's off-balance sheet business activities. See "—Business Volume" for more information about the two types of off-balance sheet transactions that Farmer Mac completed with CFC for the first time during third quarter 2015 – an LTSPC transaction and a revolving floating rate AgVantage facility for the issuance of Farmer Mac Guaranteed Securities that is currently not drawn upon but on which Farmer Mac earns an annual fee on the full facility size.

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

Farmer Mac generally assumes 100 percent of the credit risk on loans held, loans underlying LTSPCs in the Farm & Ranch and Rural Utilities lines of business and Farmer Mac Guaranteed Securities in the Farm & Ranch line of business. Farmer Mac has direct credit exposure to loans in non-AgVantage transactions and indirect credit exposure to loans that secure AgVantage transactions because AgVantage securities represent a general obligation of an issuer that is in turn secured by qualified loans.  The credit exposure of Farmer Mac and Farmer Mac II LLC on USDA Securities, including those underlying Farmer Mac Guaranteed USDA Securities, is covered by the full faith and credit of the United States.  Therefore, Farmer Mac believes that Farmer Mac and Farmer Mac II LLC have little or no credit risk exposure in the USDA Guarantees line of business because of the USDA guarantee.  As of September 30, 2015, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any business under the USDA Guarantees line of business, and neither expects to incur any such losses in the future.

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

Farmer Mac's AgVantage securities are general obligations of institutions approved by Farmer Mac and are secured by eligible loans in an amount at least equal to the outstanding principal amount of the security. Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because Farmer Mac has only indirect credit risk on those loans and because of the other characteristics of AgVantage securities that mitigate credit risk. Those characteristics include a general obligation of an issuing institution approved by Farmer Mac, the required collateralization level for the securities, and the requirement for delinquent loans to be removed from the pool of pledged loans and replaced with current eligible loans.  As such, all AgVantage securities are secured by current loans representing at least 100 percent of the outstanding amount of these securities.  As of September 30, 2015, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future. See "—Credit Risk – Institutional" for more information about Farmer Mac's credit risk on AgVantage securities.

Farmer Mac has developed different underwriting standards for rural utilities loans that depend on whether direct or indirect credit exposure is assumed on a loan and whether the borrower is an electric distribution cooperative or a G&T cooperative. As of September 30, 2015, there were no delinquencies in Farmer Mac's portfolio of rural utilities loans, and Farmer Mac has not experienced any credit losses on rural utilities loans since Congress authorized Farmer Mac's Rural Utilities line of business in 2008. Based on this performance, Farmer Mac excludes the loans in the Rural Utilities line of business from the credit risk metrics it discloses. Farmer Mac's direct credit exposure to rural utilities loans and loans underlying LTSPCs as of September 30, 2015 was $1.5 billion across 38 states, of which $0.5 billion were loans to electric distribution cooperatives and $1.0 billion were loans to G&T cooperatives. Farmer Mac also had indirect credit exposure to the rural utilities loans securing AgVantage securities and included in the Institutional Credit line of business, some of which are loans to G&T cooperatives. For more information, see "—Credit Risk – Institutional."

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

The following table summarizes the components of Farmer Mac's total allowance for losses for three and nine months ended September 30, 2015 and 2014:

Table 13

	September 30, 2015			September 30, 2014
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
For the Three Months Ended:
Beginning Balance	$5,939	$4,637	$10,576	$5,770	$5,595	$11,365
(Release of)/provision for losses	(1,164)	861	(303)	511	(1,315)	(804)
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	45	—	45
Ending Balance	$4,775	$5,498	$10,273	$6,326	$4,280	$10,606

For the Nine Months Ended:
Beginning Balance	$5,864	$4,263	$10,127	$6,866	$6,468	$13,334
(Release of)/provision for losses	(978)	1,235	257	(499)	(2,188)	(2,687)
Charge-offs	(111)	—	(111)	(86)	—	(86)
Recoveries	—	—	—	45	—	45
Ending Balance	$4,775	$5,498	$10,273	$6,326	$4,280	$10,606

Activity affecting the allowance for loan losses and reserve for losses is discussed in "—Results of Operations—Provision for and Release of Allowance for Loan Losses and Reserve for Losses." As of September 30, 2015, Farmer Mac's allowances for losses totaled $10.3 million, or 19 basis points of the outstanding principal balance of loans held for investment and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities, compared to $10.1 million, or 19 basis points, as of December 31, 2014.

Farmer Mac's 90-day delinquency measure includes loans 90 days or more past due, as well as loans in foreclosure and non-performing loans where the borrower is in bankruptcy. As of September 30, 2015, Farmer Mac's 90-day delinquencies were $36.7 million (0.67 percent of the Farm & Ranch portfolio), compared to $18.9 million (0.35 percent of the Farm & Ranch portfolio) as of December 31, 2014 and $24.7 million (0.46 percent of the Farm & Ranch portfolio) as of September 30, 2014. Those 90-day delinquencies were comprised of 37 delinquent loans as of September 30, 2015, compared with 29 delinquent loans as of December 31, 2014 and 41 delinquent loans as of September 30, 2014. The increase in 90-day delinquencies during third quarter 2015 was primarily related to the delinquency of one borrower on two canola facility loans underlying an LTSPC that had been categorized as substandard assets during second quarter 2015 and became delinquent for 90 days or more during third quarter 2015. Farmer Mac had $13.5 million of exposure to this borrower as of September 30, 2015. Farmer Mac expects that over time its 90-day delinquency rate will eventually revert closer to Farmer Mac's historical averages due to macroeconomic and other potential factors, but Farmer Mac has not yet seen an impact on its portfolio or a rise in delinquencies related to these factors. Farmer Mac's average 90-day delinquency rate for the Farm & Ranch line of business over the last fifteen years is approximately 1.00 percent.

The following table presents historical information regarding Farmer Mac's 90-day delinquencies in the Farm & Ranch line of business compared to the principal balance of all Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs:

Table 14

	Farm & Ranch Line of Business	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
September 30, 2015	$5,504,030	$36,669	0.67%
June 30, 2015	5,485,570	31,852	0.58%
March 31, 2015	5,347,248	32,101	0.60%
December 31, 2014	5,417,174	18,917	0.35%
September 30, 2014	5,314,437	24,661	0.46%
June 30, 2014	5,310,664	25,911	0.49%
March 31, 2014	5,293,975	29,437	0.56%
December 31, 2013	5,163,080	28,296	0.55%
September 30, 2013	5,035,748	33,042	0.66%

When analyzing the overall risk profile of its lines of business, Farmer Mac takes into account more than the Farm & Ranch loan delinquency percentages provided above. The lines of business also include AgVantage securities and rural utilities loans, neither of which have any delinquencies, and USDA Securities, which are backed by the full faith and credit of the United States. Across all of Farmer Mac's lines of business, 90-day delinquencies represented 0.23 percent of total outstanding business volume as of September 30, 2015, compared to 0.13 percent as of December 31, 2014 and 0.18 percent as of September 30, 2014.

As of September 30, 2015, Farmer Mac individually evaluated $31.8 million of the $96.4 million of recorded investment in impaired loans for collateral shortfalls against updated appraised values, other updated collateral valuations, or discounted values. For the remaining $64.6 million of impaired assets for which updated valuations were not available, Farmer Mac evaluated them in the aggregate in consideration of their similar risk characteristics and historical statistics. Farmer Mac recorded specific allowances of $5.7 million for undercollateralized assets as of September 30, 2015. Farmer Mac's non-specific or general allowances were $4.6 million as of September 30, 2015.

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

Loan-to-value ratios depend upon the market value of a property, as determined in accordance with Farmer Mac's collateral valuation standards.  As of September 30, 2015 and December 31, 2014, the average unpaid loan balance for loans outstanding in the Farm & Ranch line of business was $584,000 and $589,000, respectively. The original loan-to-value ratio is based on the original appraised value that has not been indexed to provide a current market value or reflect amortization of loans. The weighted average original loan-to-value ratio for Farm & Ranch loans purchased during third quarter 2015 was 48 percent, compared to 43 percent for loans purchased in the same period for 2014. The weighted average original loan-to-value ratio for all Farm & Ranch loans held and all loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs was approximately 46 percent as of September 30, 2015 and 47 percent as of December 31, 2014. The weighted-average original loan-to-value ratio for all 90-day delinquencies was 41 percent and 46 percent, respectively, as of September 30, 2015 and December 31, 2014.

The weighted average current loan-to-value ratio, which is the loan-to-value ratio based on original appraised value but which reflects loan amortization since purchase, for Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs was approximately 43 percent and 44 percent, respectively, as of September 30, 2015 and December 31, 2014.

The following table presents outstanding Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities and 90-day delinquencies as of September 30, 2015 by year of origination, geographic region, commodity/collateral type, and original loan-to-value ratio:

Table 15

Farm & Ranch 90-Day Delinquencies as of September 30, 2015
	Distribution of Farm & Ranch Line of Business	Farm & Ranch Line of Business	90-Day Delinquencies(1)	Percentage
	(dollars in thousands)
By year of origination:
Before 2002 and prior	8%	$411,994	$4,581	1.11%
2003	2%	130,712	106	0.08%
2004	3%	148,699	861	0.58%
2005	4%	207,592	1,780	0.86%
2006	4%	199,869	4,376	2.19%
2007	3%	186,452	6,115	3.28%
2008	4%	224,375	1,886	0.84%
2009	3%	170,219	584	0.34%
2010	5%	266,385	—	—%
2011	6%	356,061	14,042	3.94%
2012	13%	741,003	—	—%
2013	20%	1,099,231	1,152	0.10%
2014	14%	777,379	1,186	0.15%
2015	11%	584,059	—	—%
Total	100%	$5,504,030	$36,669	0.67%
By geographic region(2):
Northwest	11%	$579,240	$17,027	2.94%
Southwest	31%	1,693,048	7,161	0.42%
Mid-North	35%	1,933,020	2,472	0.13%
Mid-South	12%	688,615	1,237	0.18%
Northeast	4%	211,093	483	0.23%
Southeast	7%	399,014	8,289	2.08%
Total	100%	$5,504,030	$36,669	0.67%
By commodity/collateral type:
Crops	55%	$3,054,452	$6,901	0.23%
Permanent plantings	17%	930,659	8,729	0.94%
Livestock	22%	1,210,417	5,075	0.42%
Part-time farm	4%	211,565	2,464	1.16%
Ag. Storage and Processing	2%	91,099	13,500	14.82%
Other	—	5,838	—	—%
Total	100%	$5,504,030	$36,669	0.67%
By original loan-to-value ratio:
0.00% to 40.00%	28%	$1,538,701	$10,443	0.68%
40.01% to 50.00%	22%	1,193,443	2,512	0.21%
50.01% to 60.00%	28%	1,536,435	7,797	0.51%
60.01% to 70.00%	20%	1,072,182	15,081	1.41%
70.01% to 80.00%(3)	2%	136,641	688	0.50%
80.01% to 90.00%(3)	—%	26,628	148	0.56%
Total	100%	$5,504,030	$36,669	0.67%

(1)
Includes loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, and in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

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

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Farm & Ranch loans purchased and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities as of September 30, 2015 by year of origination, geographic region, and commodity/collateral type.  The purpose of this information is to present information regarding losses relative to original Farm & Ranch purchases, guarantees, and commitments.

Table 16

Farm & Ranch Credit Losses Relative to Cumulative
Original Loans, Guarantees, and LTSPCs as of September 30, 2015
	Cumulative Original Loans, Guarantees and LTSPCs	Cumulative Net Credit Losses	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
Before 2001	$7,028,744	$10,987	0.16%
2001	1,040,308	178	0.02%
2002	1,086,368	89	0.01%
2003	932,255	350	0.04%
2004	739,031	311	0.04%
2005	894,364	(184)	(0.02)%
2006	903,002	9,545	1.06%
2007	712,703	4,686	0.66%
2008	781,998	3,247	0.42%
2009	530,759	1,508	0.28%
2010	639,396	—	—%
2011	716,068	—	—%
2012	1,063,348	—	—%
2013	1,336,611	—	—%
2014	887,529	—	—%
2015	615,173	—	—%
Total	$19,907,657	$30,717	0.15%
By geographic region(1):
Northwest	$2,730,953	$7,402	0.27%
Southwest	6,956,764	9,036	0.13%
Mid-North	5,049,965	12,830	0.25%
Mid-South	2,297,957	(211)	(0.01)%
Northeast	1,249,254	169	0.01%
Southeast	1,622,764	1,491	0.09%
Total	$19,907,657	$30,717	0.15%
By commodity/collateral type:
Crops	$9,131,703	$4,310	0.05%
Permanent plantings	4,044,810	9,332	0.23%
Livestock	4,905,798	3,859	0.08%
Part-time farm	1,047,866	1,204	0.11%
Ag. Storage and Processing	632,181	12,012	1.90%
Other	145,299	—	—%
Total	$19,907,657	$30,717	0.15%

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

The following tables present concentrations of Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities by commodity type within geographic region and cumulative credit losses by origination year and commodity type:

Table 17

	As of September 30, 2015
	Farm & Ranch Concentrations by Commodity Type within Geographic Region
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(dollars in thousands)
By geographic region(1):
Northwest	$294,709	$80,710	$160,901	$29,420	$13,500	$—	$579,240
	5.4%	1.5%	2.9%	0.5%	0.2%	—%	10.5%
Southwest	519,223	656,656	457,380	43,580	15,802	407	1,693,048
	9.4%	11.9%	8.3%	0.8%	0.4%	—%	30.8%
Mid-North	1,656,670	25,777	183,553	32,458	30,017	4,545	1,933,020
	30.1%	0.5%	3.3%	0.6%	0.5%	0.1%	35.1%
Mid-South	397,331	25,293	223,191	29,293	13,213	294	688,615
	7.2%	0.5%	4.1%	0.5%	0.2%	—%	12.5%
Northeast	76,513	20,245	54,172	51,611	8,424	128	211,093
	1.4%	0.4%	1.0%	0.9%	0.2%	—%	3.9%
Southeast	110,006	121,978	131,220	25,203	10,143	464	399,014
	2.0%	2.1%	2.4%	0.5%	0.2%	—%	7.2%
Total	$3,054,452	$930,659	$1,210,417	$211,565	$91,099	$5,838	$5,504,030
	55.5%	16.9%	22.0%	3.8%	1.7%	0.1%	100.0%

(1)
Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Table 18

	As of September 30, 2015
	Farm & Ranch Cumulative Credit Losses/(Recoveries) by Origination Year and Commodity Type
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Total
	(in thousands)
By year of origination:
1995 and Prior	$277	$(79)	$(107)	$—	$—	$91
1996	(721)	2,296	(73)	—	—	1,502
1997	(397)	2,785	(131)	—	—	2,257
1998	(438)	1,803	1,781	—	—	3,146
1999	(108)	723	158	296	—	1,069
2000	7	1,907	1,049	(41)	—	2,922
2001	45	1	132	—	—	178
2002	—	—	—	89	—	89
2003	309	—	—	41	—	350
2004	—	—	162	149	—	311
2005	(87)	(263)	—	166	—	(184)
2006	1,616	—	40	201	7,688	9,545
2007	1,083	11	779	303	2,510	4,686
2008	2,626	—	—	—	621	3,247
2009	98	148	69	—	1,193	1,508
2010	—	—	—	—	—	—
2011	—	—	—	—	—	—
2012	—	—	—	—	—	—
2013	—	—	—	—	—	—
2014	—	—	—	—	—	—
2015	—	—	—	—	—	—
Total	$4,310	$9,332	$3,859	$1,204	$12,012	$30,717

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

The unpaid principal balance of outstanding on-balance sheet AgVantage securities secured by loans eligible for the Farm & Ranch line of business totaled $3.4 billion as of September 30, 2015 and $3.7 billion as of December 31, 2014. The unpaid principal balance of on-balance sheet AgVantage securities secured by loans eligible for the Rural Utilities line of business totaled $2.1 billion as of September 30, 2015 and $1.7 billion as of December 31, 2014. In addition, the unpaid principal balance of outstanding off-balance sheet AgVantage transactions totaled $1.3 billion and $1.0 billion as of September 30, 2015 and December 31, 2014, respectively.

The following table provides information about the issuers of AgVantage securities, as well as the required collateralization levels for those transactions as of September 30, 2015 and December 31, 2014:

Table 19

	As of September 30, 2015			As of December 31, 2014
Counterparty	Balance	Credit Rating	Required Collateralization	Balance	Credit Rating	Required Collateralization
	(dollars in thousands)
AgVantage:
MetLife(1)	$2,550,000	AA-	103%	$2,750,000	AA-	103%
CFC(2)	2,395,293	A	100%	1,741,601	A	100%
Rabo Agrifinance, Inc.	1,500,000	None	106%	1,700,000	None	106%
Other(3)	86,334	(4)	102% to 120%	110,387	(3)	102% to 120%
Farm Equity AgVantage(5)	193,390	None	110%	94,953	None	110%
Total outstanding	$6,725,017			$6,396,941

(1)	Includes securities issued by Metropolitan Life Insurance Company and MetLife Insurance Company USA.

(2)
Includes $300.0 million related to a revolving floating rate AgVantage facility. Farmer Mac receives a fixed fee based on the full dollar amount of the facility. This facility had not been drawn upon as of September 30, 2015.

(3)	Consists of AgVantage securities issued by 5 different issuers as of both September 30, 2015 and December 31, 2014 .

(4)
Includes $26.2 million related to an issuer with a credit rating of BBB- and $60.1 million related to 4 issuers without a credit rating as of September 30, 2015 and $50.2 million related to an issuer with a credit rating of BBB- and $60.2 million related to 4 issuers without a credit rating as of December 31, 2014.

(5)	Consists of securities from 2 separate issuers as of both September 30, 2015 and December 31, 2014.

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

Credit Risk – Other Investments. As of September 30, 2015, Farmer Mac had $1.5 billion of cash and cash equivalents and $2.0 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's internal policies as well as FCA regulations, which establish limitations on dollar amount, issuer concentration, and credit quality. Those regulations can be found at 12 C.F.R. §§ 652.1-652.45 (the "Liquidity and Investment Regulations"). In addition to establishing a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize Farmer Mac's exposure to financial market volatility, preserve capital, and support Farmer Mac's access to the debt markets.

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

The Liquidity and Investment Regulations and Farmer Mac's policies also establish concentration limits, which are intended to limit exposure to any one counterparty. The Liquidity and Investment Regulations limit Farmer Mac's total credit exposure to any single issuer of securities and uncollateralized financial derivatives to 25 percent of Farmer Mac's regulatory capital (as of September 30, 2015, 25 percent of Farmer Mac's regulatory capital was $142.1 million), though Farmer Mac's current policy, for any investments made after the effective date of this policy, limits this total credit exposure to 5 percent of its regulatory capital (as of September 30, 2015, 5 percent of Farmer Mac's regulatory capital was $28.4 million). These exposure limits do not apply to obligations of the United States or GSEs, though Farmer Mac is restricted by the Liquidity and Investment Regulations and its own policy from investing more than 100 percent of its regulatory capital in any one GSE.

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

In certain cases, yield maintenance provisions and other prepayment penalties contained in agricultural mortgage loans and rural utilities loans reduce, but do not eliminate, prepayment risk.  Those provisions require borrowers to make an additional payment when they prepay their loans, thus compensating Farmer Mac for the shortened duration of the prepaid loan.  As of September 30, 2015, 1 percent of the total outstanding balance of loans in the Farm & Ranch line of business where Farmer Mac either owned the loan or the beneficial interest in the underlying loan had yield maintenance provisions and less than 1 percent had other forms of prepayment protection (together covering 2 percent of all loans with fixed interest rates).  Of the Farm & Ranch loans purchased in third quarter 2015, none had yield maintenance or another form of prepayment protection. As of September 30, 2015, none of Farmer Mac's USDA Securities had yield maintenance provisions; however, 6 percent contained prepayment penalties.  Of the USDA Securities purchased in third quarter 2015, 5 percent contained various forms of prepayment penalties.  As of September 30, 2015, 62 percent of the rural utilities loans owned by Farmer Mac had yield maintenance provisions. Of the rural utilities loans purchased in third quarter 2015, 88 percent contained prepayment penalties.

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

Farmer Mac's $1.5 billion of cash and cash equivalents mature within three months and are funded with discount notes having similar maturities. As of September 30, 2015, $2.026 billion of the $2.032 billion of investment securities (nearly 100 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year. Those securities are funded with effectively floating rate debt that closely matches the rate adjustment dates of the associated investments. As of September 30, 2015, Farmer Mac had outstanding discount notes of $6.1 billion, medium-term notes that mature within one year of $2.2 billion, and medium-term notes that mature after one year of $5.2 billion.

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

The following schedule summarizes the results of Farmer Mac's MVE and NII sensitivity analysis as of September 30, 2015 and December 31, 2014 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

Table 20

	Percentage Change in MVE from Base Case
Interest Rate Scenario	As of September 30, 2015	As of December 31, 2014
+100 basis points	2.7%	3.2%
-25 basis points	(1.7)%	(1.8)%

	Percentage Change in NII from Base Case
Interest Rate Scenario	As of September 30, 2015	As of December 31, 2014
+100 basis points	2.1%	4.3%
-25 basis points	(5.0)%	(8.7)%

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

As of September 30, 2015, Farmer Mac's effective duration gap was minus 2.3 months, compared to minus 2.6 months as of December 31, 2014.  During 2015, longer term interest rates declined while shorter term LIBOR rates increased. Despite this rate movement, Farmer Mac's overall interest rate sensitivity remained relatively stable and at relatively low levels.

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

As of September 30, 2015, Farmer Mac had $8.0 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to twenty-five years, of which $1.8 billion were pay-fixed interest rate swaps, $5.4 billion were receive-fixed interest rate swaps, and $0.8 billion were basis swaps.

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

As discussed in Note 4 to the consolidated financial statements, all financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Changes in the fair values of financial derivatives are reported in "(Losses)/gains on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in fair value hedging relationships, changes in the fair values of the hedged items related to the risk being hedged are also reported in "(Losses)/gains on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in cash flow hedging relationships, the effective portion of the derivative gain/loss is recorded in other comprehensive income; amounts are disclosed as a reclassification out of other comprehensive income when the hedge transaction affects earnings. Any ineffective portion of designated hedge transactions is recognized immediately in "(Losses)/gains on financial derivatives and hedging activities".  All of Farmer Mac's financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty.  As of September 30, 2015, Farmer Mac had uncollateralized net exposures of $0.2 million to one counterparty. As of December 31, 2014, Farmer Mac had uncollateralized net exposures of $0.4 million to two counterparties.

Liquidity and Capital Resources

Farmer Mac regularly accesses the capital markets for funding, and Farmer Mac has maintained access to the capital markets at favorable rates throughout 2014 and the first nine months of 2015. Assuming continued access to the capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac also has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets. That plan involves borrowing through repurchase agreement arrangements and the sale of liquid assets. Farmer Mac is required to maintain a minimum of 90 days of liquidity under the Liquidity and Investment Regulations. In accordance with the methodology for calculating available days of liquidity prescribed by those regulations, Farmer Mac maintained an average of 159 days of liquidity during third quarter 2015 and had 124 days of liquidity as of September 30, 2015.

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

Farmer Mac's board of directors has authorized the issuance of up to $18.0 billion of discount notes and medium-term notes (of which $13.5 billion was outstanding as of September 30, 2015), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac's board of directors increased that authorization from $15.0 billion to $18.0 billion in June 2015. Farmer Mac invests the proceeds of its debt issuances in purchases of loans, USDA Securities, Farmer Mac Guaranteed Securities, and investment assets in accordance with policies established by its board of directors and subject to regulations established by FCA.

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

Farmer Mac maintains cash, cash equivalents (including U.S. Treasury securities and other short-term money market instruments), and other investment securities that can be drawn upon for liquidity needs.  The following table presents these assets as of September 30, 2015 and December 31, 2014:

Table 21

	As of September 30, 2015	As of December 31, 2014
	(in thousands)
Cash and cash equivalents	$1,516,536	$1,363,387
Investment securities:
Guaranteed by U.S. Government and its agencies	1,025,457	1,404,156
Guaranteed by GSEs	898,211	398,600
Corporate debt securities	19,996	40,116
Asset-backed securities	88,515	96,316
Total	$3,548,715	$3,302,575

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

The carrying value of Farmer Mac's ARCs investments was $44.9 million as of September 30, 2015, compared to $40.6 million as of December 31, 2014. During third quarter 2015, Farmer Mac recognized in earnings $0.1 million of other-than-temporary impairment losses on two ARCs. As of September 30,

2015, Farmer Mac intended to sell the securities in fourth quarter 2015 at a price of 99.63 percent of par pursuant to a forward sales agreement. As of September 30, 2015, Farmer Mac's carrying value of all of its ARCs investments was 97 percent of par.  The discounted carrying value reflects uncertainty regarding the ability to obtain par in the absence of any active market trading. See Note 8 to the consolidated financial statements for more information on the carrying value of ARCs.

Capital. Farmer Mac is subject to the following capital requirements – minimum, critical, and risk-based. Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. The minimum capital requirement is expressed as a percentage of on-balance sheet assets and off-balance sheet obligations. The critical capital requirement is equal to one-half of the minimum capital amount. Farmer Mac's statutory charter does not specify the required level of risk-based capital but directs FCA to establish a risk-based capital stress test for Farmer Mac, using specified stress test parameters. Certain enforcement powers are given to FCA depending on Farmer Mac's compliance with these capital standards. As of September 30, 2015, Farmer Mac was in compliance with its statutory capital requirements and was classified as within "level I" (the highest compliance level). See Note 7 to the consolidated financial statements for more information about Farmer Mac's capital position and see "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 16, 2015 for more information on the statutory and regulatory capital requirements applicable to Farmer Mac.

In accordance with FCA's rule on capital planning, Farmer Mac's board of directors has adopted a policy for maintaining a sufficient level of "Tier 1" capital (consisting of retained earnings, paid-in-capital, common stock, qualifying preferred stock, and accumulated other comprehensive income allocable to investments not included in one of the four operating lines of business). That policy imposes restrictions on Tier 1-eligible dividends and any discretionary bonus payments in the event that Tier 1 capital falls below specified thresholds. As of September 30, 2015 and December 31, 2014, Farmer Mac's Tier 1 capital ratio was 11.5% and 11.3%, respectively. For more information about Farmer Mac's capital adequacy policy and FCA's rule on capital planning, see "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 16, 2015. As of September 30, 2015, Farmer Mac was in compliance with its capital adequacy policy.

Regulatory Matters

The Dodd-Frank Act contains a variety of provisions designed to regulate financial markets. Certain provisions of the Dodd-Frank Act, including those regarding derivatives, corporate governance, and executive compensation, apply to Farmer Mac. On October 22, 2015, the Federal Reserve Board, FCA, the Federal Deposit Insurance Corporation, the Federal Housing Finance Agency, and the Office of the Comptroller of the Currency adopted a joint final rule to establish minimum requirements for the exchange of initial and variation margin between swap dealers or major swap participants and their counterparties to non-cleared swaps. Farmer Mac does not expect that any of the final rules that have been passed, including the final rule establishing margin requirements for non-cleared swaps, or that are anticipated to be passed under the Dodd-Frank Act will have a material effect on Farmer Mac's business activities and operations or financial condition. Farmer Mac will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act and expects to be able to adapt successfully to any new applicable legislative and regulatory requirements.

Other Matters

Common Stock Dividends. On November 4, 2015, Farmer Mac's Board of Directors declared a quarterly dividend of $0.16 per share on all classes of its common stock. The quarterly dividend will be payable on December 31, 2015 to holders of record of common stock as of December 16, 2015. For the first, second, and third quarters of 2015, Farmer Mac paid a quarterly dividend of $0.16 per share on all classes of its common stock. For each quarter in 2014, Farmer Mac paid a quarterly dividend of $0.14 per share on all classes of its common stock. Farmer Mac's ability to declare and pay dividends on common stock could be restricted if it fails to comply with applicable capital requirements. See "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards—Enforcement Levels" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 16, 2015.

Preferred Stock Dividends. On November 4, 2015, Farmer Mac's Board of Directors also declared a quarterly dividend of $0.3672 per share on its Series A Preferred Stock, $0.4297 per share on its Series B Preferred Stock, and $0.375 per share on its Series C Preferred Stock. Farmer Mac will pay the quarterly dividends on each series of preferred stock for the period from, but not including, October 17, 2015 to and including January 17, 2016, which will be payable on January 17, 2016 to holders of record as of January 2, 2016. For each of the first, second, and third quarters of 2015 and for each quarter of 2014, Farmer Mac paid a quarterly dividend of $0.3672 per share on its Series A Preferred Stock. For each of the first, second, and third quarters of 2015 and for the last two quarters of 2014, Farmer Mac paid a quarterly dividend of $0.4297 per share on its Series B Preferred Stock, and for the period from, but not including, its issuance date on March 25, 2014 through and including the regularly scheduled quarterly payment date of April 17, 2014, Farmer Mac paid an initial dividend of $0.105 per share on its Series B Preferred Stock. For each of the first, second, and third quarters of 2015 and for the last quarter of 2014, Farmer Mac paid a quarterly dividend of $0.375 per share on its Series C Preferred Stock, and for the period from, but not including, its issuance date on June 20, 2014 through and including the regularly scheduled quarterly payment date of October 17, 2014, Farmer Mac paid an initial dividend of $0.4875 per share on its Series C Preferred Stock.

Supplemental Information

The following tables present quarterly and annual information regarding new business volume, repayments, and outstanding business volume:

Table 22

New Business Volume
	Farm & Ranch		USDA Guarantees	Rural Utilities		Institutional Credit
	Loans	LTSPCs	USDA Securities	Loans	LTSPCs	AgVantage	Total
	(in thousands)
For the quarter ended:
September 30, 2015	$175,965	$79,621	$91,374	$53,552	$522,262	$506,602	$1,429,376
June 30, 2015	196,927	102,944	123,933	—	—	307,250	731,054
March 31, 2015	130,224	59,311	89,186	8,703	—	214,915	502,339
December 31, 2014	196,058	72,045	86,942	6,972	—	454,490	816,507
September 30, 2014	150,243	77,368	97,275	9,936	—	295,700	630,522
June 30, 2014	159,116	34,850	90,785	4,689	—	300,775	590,215
March 31, 2014	192,407	185,594	67,984	53,903	—	228,690	728,578
December 31, 2013	245,770	75,731	58,438	41,374	—	295,000	716,313
September 30, 2013	193,089	198,783	70,372	5,107	—	353,500	820,851

For the year ended:
December 31, 2014	697,824	369,857	342,986	75,500	—	1,279,655	2,765,822
December 31, 2013	824,881	540,798	361,894	86,965	—	1,273,500	3,088,038

Table 23

Repayments of Assets by Line of Business
	Farm & Ranch			USDA Guarantees	Rural Utilities		Institutional Credit
	Loans	Guaranteed Securities	LTSPCs	USDA Securities	Loans	LTSPCs	AgVantage	Total
	(in thousands)
For the quarter ended:
Scheduled	$37,524	$11,178	$45,943	$19,785	$25,662	$4,033	$609,524	$753,649
Unscheduled	70,242	11,164	61,075	35,394	—	—	—	177,875
September 30, 2015	$107,766	$22,342	$107,018	$55,179	$25,662	$4,033	$609,524	$931,524

Scheduled	$8,687	$11,126	$34,064	$31,064	$19	$—	$9,245	$94,205
Unscheduled	48,659	11,299	47,714	45,357	13,910	—	—	166,939
June 30, 2015	$57,346	$22,425	$81,778	$76,421	$13,929	$—	$9,245	$261,144

Scheduled	$39,803	$21,163	$53,747	$33,388	$25,805	$—	$81,922	$255,828
Unscheduled	59,731	16,687	68,330	38,914	390	—	—	184,052
March 31, 2015	$99,534	$37,850	$122,077	$72,302	$26,195	$—	$81,922	$439,880

Scheduled	$7,000	$19,821	$28,472	$16,966	$—	$—	$9,349	$81,608
Unscheduled	29,284	21,907	58,882	31,890	—	—	—	141,963
December 31, 2014	$36,284	$41,728	$87,354	$48,856	$—	$—	$9,349	$223,571

Scheduled	$37,361	$11,560	$45,631	$18,123	$43,612	$—	$383,130	$539,417
Unscheduled	59,601	15,002	54,683	29,539	—	—	—	158,825
September 30, 2014	$96,962	$26,562	$100,314	$47,662	$43,612	$—	$383,130	$698,242

Scheduled	$9,813	$13,623	$52,622	$28,681	$—	$—	$361,831	$466,570
Unscheduled	45,094	13,575	42,550	38,465	19,622	—	—	159,306
June 30, 2014	$54,907	$27,198	$95,172	$67,146	$19,622	$—	$361,831	$625,876

Scheduled	$41,587	$24,430	$48,157	$29,319	$23,744	$—	$176,268	$343,505
Unscheduled	63,329	9,747	59,856	39,086	55,164	—	—	227,182
March 31, 2014	$104,916	$34,177	$108,013	$68,405	$78,908	$—	$176,268	$570,687

Scheduled	$6,729	$24,367	$36,063	$17,463	$6,897	$—	$303,087	$394,606
Unscheduled	54,277	11,586	61,147	30,651	—	—	—	157,661
December 31, 2013	$61,006	$35,953	$97,210	$48,114	$6,897	$—	$303,087	$552,267

Scheduled	$34,455	$13,133	$47,143	$21,235	$31,994	$—	$258,488	$406,448
Unscheduled	84,889	12,232	81,761	39,514	5,259	—	—	223,655
September 30, 2013	$119,344	$25,365	$128,904	$60,749	$37,253	$—	$258,488	$630,103

For the year ended:
Scheduled	$95,761	$69,434	$174,882	$93,089	$67,356	$—	$930,578	$1,431,100
Unscheduled	197,308	60,231	215,971	138,980	74,786	—	—	687,276
December 31, 2014	$293,069	$129,665	$390,853	$232,069	$142,142	$—	$930,578	$2,118,376

Scheduled	$82,440	$77,702	$170,690	$94,672	$61,400	$—	$846,011	$1,332,915
Unscheduled	286,825	67,917	264,314	195,684	5,259	—	—	819,999
December 31, 2013	$369,265	$145,619	$435,004	$290,356	$66,659	$—	$846,011	$2,152,914

Table 24

Lines of Business - Outstanding Business Volume
	Farm & Ranch			USDA Guarantees	Rural Utilities		Institutional Credit
	Loans	Guaranteed Securities	LTSPCs	USDA Securities	Loans	LTSPCs	AgVantage	Total
	(in thousands)
As of:
September 30, 2015	$2,778,692	$553,469	$2,171,869	$1,898,625	$982,078	$518,229	$6,725,017	$15,627,979
June 30, 2015	2,710,493	575,811	2,199,266	1,862,430	954,188	—	6,827,939	15,130,127
March 31, 2015	2,570,912	598,236	2,178,100	1,814,918	968,117	—	6,529,934	14,660,217
December 31, 2014	2,540,222	636,086	2,240,866	1,798,034	985,609	—	6,396,941	14,597,758
September 30, 2014	2,380,448	677,814	2,256,175	1,759,948	978,637	—	5,951,800	14,004,822
June 30, 2014	2,327,167	704,376	2,279,121	1,710,335	1,012,313	—	6,039,230	14,072,542
March 31, 2014	2,222,958	731,574	2,339,443	1,686,696	1,027,246	—	6,100,286	14,108,203
December 31, 2013	2,135,467	765,751	2,261,862	1,687,117	1,052,251	—	6,047,864	13,950,312
September 30, 2013	1,950,704	801,703	2,283,341	1,676,793	1,017,774	—	6,055,951	13,786,266

Table 25

On-Balance Sheet Outstanding Business Volume
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
September 30, 2015	$4,889,894	$2,147,916	$4,049,361	$11,087,171
June 30, 2015	5,136,559	2,118,999	4,102,075	11,357,633
March 31, 2015	5,006,542	2,020,600	3,857,363	10,884,505
December 31, 2014	5,020,085	2,002,943	3,697,272	10,720,300
September 30, 2014	4,823,897	1,919,353	3,324,703	10,067,953
June 30, 2014	4,955,560	1,881,625	3,247,011	10,084,196
March 31, 2014	4,890,979	1,834,352	3,304,094	10,029,425
December 31, 2013	4,980,500	1,827,744	3,113,224	9,921,468
September 30, 2013	4,970,420	1,802,255	2,924,785	9,697,460

The following table presents the quarterly net effective spread by segment:

Table 26

	Net Effective Spread by Line of Business
	Farm & Ranch		USDA Guarantees		Rural Utilities		Institutional Credit(1)		Corporate		Net Effective Spread
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
For the quarter ended:
September 30, 2015	$9,628	1.80%	$4,630	0.99%	$2,907	1.18%	$11,271	0.81%	$1,951	0.25%	$30,387	0.88%
June 30, 2015	9,681	1.82%	4,466	0.98%	2,838	1.18%	10,860	0.78%	1,942	0.25%	29,787	0.88%
March 31, 2015(2)	10,114	1.97%	4,225	0.95%	2,804	1.15%	10,425	0.77%	1,689	0.20%	29,257	0.86%
December 31, 2014(3)	8,682	1.71%	5,250	1.19%	2,908	1.18%	9,871	0.78%	1,732	0.26%	28,443	0.91%
September 30, 2014	8,207	1.68%	5,073	1.18%	2,890	1.16%	9,823	0.78%	3,773	0.59%	29,766	0.97%
June 30, 2014	7,820	1.64%	4,159	0.99%	2,953	1.16%	9,957	0.78%	4,160	0.57%	29,049	0.92%
March 31, 2014(4)	7,114	1.53%	3,784	0.91%	1,990	0.73%	9,406	0.74%	4,142	0.56%	26,436	0.84%
December 31, 2013(4)	10,113	2.20%	4,022	0.97%	2,379	0.89%	9,088	0.72%	4,420	0.58%	30,022	0.94%
September 30, 2013	7,980	1.86%	4,505	1.09%	2,974	1.12%	9,117	0.72%	4,117	0.57%	28,693	0.93%

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

The following table presents quarterly core earnings reconciled to net income attributable to common stockholders:

Table 27

	September 2015	June 2015	March 2015	December 2014	September 2014	June 2014	March 2014	December 2013	September 2013
	(in thousands)
Revenues:
Net effective spread(1)	$30,387	$29,787	$29,257	$28,443	$29,766	$29,049	$26,436	$30,022	$28,693
Guarantee and commitment fees	4,328	4,085	4,012	4,096	4,152	4,216	4,315	4,252	4,134
Other(2)	(93)	(24)	(405)	(1,285)	(2,001)	(520)	(410)	427	(466)
Total revenues	34,622	33,848	32,864	31,254	31,917	32,745	30,341	34,701	32,361

Credit related (income)/expense:
(Release of)/provision for losses	(303)	1,256	(696)	(479)	(804)	(2,557)	674	12	(36)
REO operating expenses	48	—	(1)	48	1	59	2	3	35
Losses/(gains) on sale of REO	—	—	1	28	—	(168)	3	(26)	(39)
Total credit related (income)/expense	(255)	1,256	(696)	(403)	(803)	(2,666)	679	(11)	(40)

Operating expenses:
Compensation and employee benefits	5,236	5,733	5,693	4,971	4,693	4,889	4,456	4,025	4,523
General and administrative	3,676	3,374	2,823	2,992	3,123	3,288	2,794	3,104	2,827
Regulatory fees	600	600	600	600	593	594	594	594	593
Total operating expenses	9,512	9,707	9,116	8,563	8,409	8,771	7,844	7,723	7,943

Net earnings	25,365	22,885	24,444	23,094	24,311	26,640	21,818	26,989	24,458
Income tax expense/(benefit)(3)	8,924	8,091	6,692	4,858	6,327	(4,734)	4,334	5,279	6,263
Net (loss)/income attributable to non-controlling interest	(36)	(119)	5,354	5,414	5,412	5,819	5,547	5,546	5,547
Preferred stock dividends	3,295	3,296	3,295	3,296	3,283	2,308	952	882	881
Core earnings	$13,182	$11,617	$9,103	$9,526	$9,289	$23,247	$10,985	$15,282	$11,767

Reconciling items (after-tax effects):
Unrealized (losses)/gains on financial derivatives and hedging activities	(4,489)	10,388	(582)	(3,717)	2,685	(3,053)	(2,395)	8,003	4,632
Unrealized (losses)/gains on trading assets	(5)	110	236	679	(21)	(46)	426	(50)	(407)
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(76)	(81)	(529)	(811)	(440)	(179)	(8,027)	(10,864)	(421)
Net effects of settlements on agency forwards	(253)	128	(164)	(30)	73	236	(176)	114	(158)
Loss on retirement of Farmer Mac II LLC Preferred Stock	—	—	(6,246)	—	—	—	—	—	—
Net income attributable to common stockholders	$8,359	$22,162	$1,818	$5,647	$11,586	$20,205	$813	$12,485	$15,413

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

Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Farmer Mac's management on a timely basis to allow decisions regarding required disclosure. Management, including Farmer Mac's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Farmer Mac's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2015.

Farmer Mac carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Farmer Mac's disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

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

During third quarter 2015, the following transactions occurred related to Farmer Mac's equity securities that were not registered under the Securities Act of 1933 and were not otherwise reported on a Current Report on Form 8-K:

Class C Non-Voting Common Stock. Under Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 91 shares of its Class C Non-Voting Common Stock on July 8, 2015 to the three directors who elected to receive stock in lieu of their cash retainers. Farmer Mac calculated the number of shares issued to the directors based on a price of $29.06 per share, which was the closing price of the Class C Non-Voting Common Stock on June 30, 2015 as reported by the New York Stock Exchange.

(b)	Not applicable.

(c)	The table below sets forth information regarding Farmer Mac's purchases of shares of its outstanding Class C Non-Voting Common Stock during the quarter ended September 30, 2015:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Approximate Maximum Dollar Value That May Yet Be Purchased Under the Plan
	(Dollars in thousands, except per share information)
Period:
July 1, 2015 – July 31, 2015(2)	—	$—	—	$—
August 1, 2015 – August 31, 2015(2)	—	—	—	—
September 1, 2015 – September 30, 2015	103,712	26.87	103,712	22,213
Total	103,712	26.87

(1)
On September 8, 2015, Farmer Mac's board of directors approved a share repurchase program authorizing Farmer Mac to repurchase up to $25 million of its outstanding Class C Non-Voting Common Stock until September 7, 2017. Repurchases of Class C Non-Voting Common Stock will be made at management's discretion from time to time in the open market at prevailing market prices, through private transactions, or block trades, in each case subject to compliance with all SEC rules and other legal requirements, and may be made in part under one or more Rule 10b5-1 plans. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements, and other factors.

(2)	No shares of Class C Non-Voting Common Stock were purchased during this period.

Item 3. Defaults Upon Senior Securities

(a) None.

(b) None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

(a) None.

(b) None.

Item 6. Exhibits

(3)           Exhibits.

*	3.1	—	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Food, Conservation and Energy Act of 2008 (Previously filed as Exhibit to Form 10-Q filed August 12, 2008).
*	3.2	—	Amended and Restated By-Laws of the Registrant (Previously filed as Exhibit 3.1 to Form 8-K filed June 9, 2014).
*	4.1	—	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Previously filed as Exhibit 4.1 to Form 10-Q filed May 15, 2003).
*	4.2	—	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Previously filed as Exhibit 4.2 to Form 10-Q filed May 15, 2003).
*	4.3	—	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Previously filed as Exhibit 4.3 to Form 10-Q filed May 15, 2003).
*	4.4	—	Specimen Certificate for 5.875% Non-Cumulative Preferred Stock, Series A (Previously filed as Exhibit 4.4.1 to Form 10-Q filed May 9, 2013).
*	4.4.1	—	Certificate of Designation of Terms and Conditions of 5.875% Non-Cumulative Preferred Stock, Series A (Previously filed as Exhibit 4.1 to Form 8-A filed January 17, 2013).
*	4.5	—	Specimen Certificate for 6.875% Non-Cumulative Preferred Stock, Series B (Previously filed as Exhibit 4.5 to Form 10-Q filed May 12, 2014).
*	4.5.1	—	Certificate of Designation of Terms and Conditions of 6.875% Non-Cumulative Preferred Stock, Series B (Previously filed as Exhibit 4.1 to Form 8-A filed March 25, 2014).
*	4.6	—	Specimen Certificate for 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.6 to Form 10-Q filed August 11, 2014).
*	4.6.1	—	Certificate of Designation of Terms and Conditions of 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.1 to Form 8-A filed June 20, 2014).
**	10.1	—	Master Note Purchase Agreement dated as of July 31, 2015 between Farmer Mac, Farmer Mac Mortgage Securities Corporation, and National Rural Utilities Cooperative Finance Corporation
**#	10.2	—	First Supplemental Note Purchase Agreement dated as of July 31, 2015 between Farmer Mac, Farmer Mac Mortgage Securities Corporation, and National Rural Utilities Cooperative Finance Corporation
**	10.3	—
Second Amended, Restated and Consolidated Pledge Agreement dated as of July 31, 2015 between Farmer Mac, Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and U.S. Bank National Association

**	10.4	—	Long Term Standby Commitment to Purchase dated as of August 31, 2015 between Farmer Mac and National Rural Utilities Cooperative Finance Corporation
**†	10.5	—	Description of compensation arrangement between Farmer Mac and its directors, effective July 1, 2015.
**	31.1	—
Certification of Registrant's principal executive officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Registrant's principal executive officer and principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Timothy L. Buzby		November 9, 2015
By:	Timothy L. Buzby	Date
President and Chief Executive Officer
(Principal Executive Officer)

/s/ R. Dale Lynch		November 9, 2015
By:	R. Dale Lynch	Date
Executive Vice President – Chief Financial Officer
(Principal Financial Officer)