Form 10-K
period 2015-12-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2016-03-10
CIK 845877

As filed with the Securities and Exchange Commission on March 10, 2016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
Yes        ☐                                No           ☒
The aggregate market value of the Class A voting common stock and Class C non-voting common stock held by non-affiliates of the registrant was $297,772,287 as of June 30, 2015 based upon the closing prices for the respective classes on June 30, 2015 reported by the New York Stock Exchange.  For purposes of this information, the outstanding shares of Class C non-voting common stock owned by directors and executive officers of the registrant were deemed to be held by affiliates.  The aggregate market value of the Class B voting common stock is not ascertainable due to the absence of publicly available quotations or prices for the Class B voting common stock as a result of the limited market for, and infrequency of trades in, Class B voting common stock and the fact that any such trades are privately negotiated transactions.
As of March 1, 2016, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock and 8,849,409 shares of Class C non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant's 2016 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part III of this Annual Report on Form 10-K).

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

Management's expectations for Farmer Mac's future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties.  Various factors or events, both known and unknown, could cause Farmer Mac's actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K for the fiscal period ended December 31, 2015 and uncertainties regarding:

•	the availability to Farmer Mac of debt and equity financing and, if available, the reasonableness of rates and terms;

•	legislative or regulatory developments that could affect Farmer Mac, its sources of business, or the agricultural sector or the rural utilities industry;

•	fluctuations in the fair value of assets held by Farmer Mac and its subsidiaries;

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

•	developments in the financial markets, including possible investor, analyst, and rating agency reactions to events involving government-sponsored enterprises, including Farmer Mac;

•	changes in the level and direction of interest rates, which could, among other things, affect the value of collateral securing Farmer Mac's agricultural mortgage loan assets;

•	the degree to which Farmer Mac is exposed to basis risk, which results from fluctuations in Farmer Mac's borrowing costs relative to market indexes such as LIBOR; and

•	volatility in commodity prices relative to costs of production and/or export demand for U.S. agricultural products.

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

Farmer Mac was established under federal legislation first enacted in 1988 and amended most recently in 2008 – Title VIII of the Farm Credit Act of 1971 (12 U.S.C. §§ 2279aa et seq.), which is sometimes referred to as Farmer Mac's charter.  Farmer Mac is known as a government-sponsored enterprise ("GSE") by virtue of the status conferred by its charter.  The charter provides that Farmer Mac has the power to establish, acquire, and maintain affiliates (as defined in the charter) under applicable state law to carry out any activities that otherwise would be performed directly by Farmer Mac.  Farmer Mac established its three existing subsidiaries – Farmer Mac II LLC, Farmer Mac Mortgage Securities Corporation, and Contour Valuation Services, LLC – under that power.

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

Farmer Mac funds its purchases of eligible loans (including participation interests in eligible loans) and guaranteed securities primarily by issuing debt obligations of various maturities in the public capital markets.  The proceeds of debt issuance are also used to fund liquidity investments that must comply with policies adopted by Farmer Mac's board of directors and with FCA regulations, which establish limitations on dollar amount, issuer concentration, and credit quality.  Those regulations can be found at 12 C.F.R. §§ 652.1-652.45 (the "Liquidity and Investment Regulations").  Farmer Mac's regular debt issuance supports its access to the capital markets, and Farmer Mac's liquidity investment assets provide an alternative source of funds should market conditions be unfavorable.  As of December 31, 2015, Farmer Mac had $6.6 billion of discount notes and $7.4 billion of medium-term notes outstanding.  For more information about Farmer Mac's eligible loan assets and liquidity investment assets, as well as its financial performance and sources of capital and liquidity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Farmer Mac also guarantees and purchases general obligations of lenders that are secured by pools of these types of eligible loans (comprising the assets eligible for the Institutional Credit line of business). As of December 31, 2015, the total outstanding business volume in all of Farmer Mac's lines of business was $15.9 billion.

Farm & Ranch

Under the Farm & Ranch line of business, Farmer Mac purchases eligible mortgage loans secured by first liens on agricultural real estate, which includes part-time farms and rural housing ("Farm & Ranch loans").  Farmer Mac also guarantees securities representing interests in pools of mortgage loans eligible for the Farm & Ranch line of business ("Farm & Ranch Guaranteed Securities").  Additionally, Farmer Mac commits to purchase, subject to the terms of the applicable LTSPC agreement, eligible Farm & Ranch mortgage loans. To be eligible, loans must meet Farmer Mac's credit underwriting, collateral valuation, documentation, and other specified standards that are discussed in "Business—Farmer Mac Lines of Business—Farm & Ranch."  As of December 31, 2015, outstanding Farm & Ranch loans held by Farmer Mac and loans that either backed off-balance sheet Farm & Ranch Guaranteed Securities or were subject to LTSPCs totaled $5.7 billion.

USDA Guarantees

Under the USDA Guarantees line of business, Farmer Mac II LLC, a subsidiary of Farmer Mac, purchases the portions of certain agricultural, rural development, business and industry, and community facilities loans guaranteed by the USDA under the Consolidated Farm and Rural Development Act (7 U.S.C. §§ 1921 et seq.). Farmer Mac refers to these USDA-guaranteed portions of loans as "USDA Securities." Farmer Mac II LLC also purchases USDA Securities in exchange for issuing securities to third parties backed by those USDA Securities, which are then also guaranteed by Farmer Mac ("Farmer Mac Guaranteed USDA Securities").  As of December 31, 2015, outstanding USDA Securities and Farmer Mac Guaranteed USDA Securities totaled $1.9 billion, of which $41.8 million were Farmer Mac Guaranteed USDA Securities.

Rural Utilities

Under the Rural Utilities line of business, Farmer Mac's authorized activities are similar to those conducted under the Farm & Ranch line of business – purchases of, and guarantees of securities backed by, eligible rural utilities loans ("Rural Utilities loans").  To be eligible, loans must meet Farmer Mac's credit underwriting and other specified standards that are discussed in "Business—Farmer Mac Lines of Business—Rural Utilities."  As of December 31, 2015, the aggregate outstanding principal balance of Rural Utilities loans held by Farmer Mac or that were subject to LTSPCs totaled $1.5 billion. There currently are no guaranteed securities issued under the Rural Utilities line of business.

Institutional Credit

Under the Institutional Credit line of business, Farmer Mac purchases or guarantees general obligations of lenders that are secured by pools of the types of loans eligible for purchase under Farmer Mac's Farm & Ranch, USDA Guarantees, or Rural Utilities lines of business. AgVantage® is a registered trademark of Farmer Mac used to designate Farmer Mac's guarantees of securities related to these general obligations of lenders that are secured by pools of eligible loans and that comprise the Institutional Credit line of business.  Farm & Ranch Guaranteed Securities, Farmer Mac Guaranteed USDA Securities, and AgVantage Securities are sometimes collectively referred to as "Farmer Mac Guaranteed Securities." For more information on the products currently offered under Farmer Mac's Institutional Credit line of business, see "Business—Farmer Mac Lines of Business—Institutional Credit."  As of December 31, 2015, outstanding securities held or guaranteed by Farmer Mac in its Institutional Credit line of business totaled $6.7 billion.

Competition

Farmer Mac is the only Congressionally-chartered corporation established to provide a secondary market for agricultural mortgage loans, rural utilities loans, and USDA Securities. However, Farmer Mac does face indirect competition from a variety of sources. These sources include other financial institutions and other types of financial entities that purchase, retain, securitize, or provide financing for the types of assets eligible for Farmer Mac's secondary market activities, including commercial and investment banks, insurance companies, other FCS institutions, and financial funds. Farmer Mac also competes indirectly with originators of eligible loans who would prefer to retain the loans they originate rather than sell them into the secondary market. Farmer Mac is able to compete to acquire eligible loans due to the variety of products it offers and its ability to offer low-cost funding to its customers. This enables Farmer Mac to offer flexible financing options and products designed to meet the variety of needs faced by lending institutions related to capital requirements, liquidity, credit risk, and management of sector and geographic concentrations and borrower exposures. However, the relative competitiveness of the loan rates offered by Farmer Mac is affected by the ability of other lending institutions to subsidize their rates on the loan products with which Farmer Mac competes by price averaging with other types of loans or by accepting a lower return on equity. Farmer Mac's ability to develop business with lending institutions is also affected by changes in the levels of available capital and liquidity of those institutions, the existence of alternative sources of funding and credit enhancement for those institutions, the rate of growth in the market for eligible loans, and demand for Farmer Mac's products.

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

The assets of Farmer Mac II LLC are not directly available to satisfy the claims of Farmer Mac's creditors or stockholders. Those assets will only be available to the creditors and stockholders of Farmer Mac after all obligations owed to creditors of and equity holders in Farmer Mac II LLC have been satisfied. Until March 30, 2015, Farmer Mac II LLC had preferred stock outstanding, which had been permanent equity of Farmer Mac II LLC and is included in the presentation of "Non-controlling interest" within total equity on Farmer Mac's consolidated balance sheets. On March 30, 2015, Farmer Mac II LLC redeemed all of the outstanding shares of its preferred stock. See "Business—Financing—Equity Issuance—Non-Controlling Interest in Farmer Mac II LLC."

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

Capital

Farmer Mac's charter establishes three capital standards for Farmer Mac – minimum capital, critical capital, and risk-based capital.  Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement.  Also, in accordance with the FCA regulation on capital planning, Farmer Mac's board of directors maintains a policy for maintaining a sufficient level of Tier 1 capital and imposing restrictions on dividends and bonus payments in the event that Farmer Mac's Tier 1 capital falls below specified thresholds. For a discussion of Farmer Mac's capital requirements and its actual capital levels, as well as FCA's role in the establishment and monitoring of those requirements and levels, see "—Government Regulation of Farmer Mac—Regulation—Capital Standards," "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Review—Equity," and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements."

Employees and Property

As of December 31, 2015, Farmer Mac employed 71 people, located primarily at its office at 1999 K Street, N.W., 4th Floor, Washington, D.C. 20006.  Farmer Mac also maintains an office at 5408 NW 88th Street, Suite 120, Johnston, Iowa 50131.  Farmer Mac's main telephone number is (202) 872-7700.

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

FARMER MAC LINES OF BUSINESS

The following tables present the outstanding balances and new business volume under Farmer Mac's four lines of business – Farm & Ranch, USDA Guarantees, Rural Utilities, and Institutional Credit:

Lines of Business - Outstanding Business Volume
	As of December 31, 2015	As of December 31, 2014
	(in thousands)
On-balance sheet:
Farm & Ranch:
Loans	$2,249,864	$2,118,867
Loans held in trusts:
Beneficial interests owned by third party investors	708,111	421,355
USDA Guarantees:
USDA Securities	1,876,451	1,756,224
Farmer Mac Guaranteed USDA Securities	31,554	27,832
Rural Utilities:
Loans(1)	1,008,126	718,213
Loans held in trusts:
Beneficial interests owned by Farmer Mac(1)	—	267,396
Institutional Credit:
AgVantage Securities	5,439,383	5,410,413
Total on-balance sheet	$11,313,489	$10,720,300
Off-balance sheet:
Farm & Ranch:
LTSPCs	$2,253,273	$2,240,866
Guaranteed Securities	514,051	636,086
USDA Guarantees:
Farmer Mac Guaranteed USDA Securities	10,272	13,978
Rural Utilities:
LTSPCs(2)	522,864	—
Institutional Credit:
AgVantage Securities	984,871	986,528
Revolving floating rate AgVantage facility(3)	300,000	—
Total off-balance sheet	$4,585,331	$3,877,458
Total	$15,898,820	$14,597,758

(1)	Reflects the dissolution of certain consolidated trusts that caused loans that were previously consolidated as "Loans held in trusts" to be included within "Loans."

(2)	Includes $8.8 million related to a one-year loan purchase commitment on which Farmer Mac receives a nominal unused commitment fee.

(3)
As of December 31, 2015, this facility had not been utilized. Farmer Mac receives a fixed fee based on the full dollar amount of the facility. If the counterparty draws on the facility, the amounts drawn will be presented as AgVantage Securities, and Farmer Mac will earn interest income on those securities.

New Business Volume – Farmer Mac Loan Purchases, Guarantees, and LTSPCs
	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Farm & Ranch:
Loans	$748,368	$697,824	$824,881
LTSPCs	427,795	369,857	540,798
USDA Guarantees:
USDA Securities	363,621	335,359	361,894
Farmer Mac Guaranteed USDA Securities	13,314	7,627	—
Rural Utilities:
Loans	108,337	75,500	86,965
LTSPCs	522,262	—	—
Institutional Credit:
AgVantage Securities	743,158	1,279,655	1,273,500
Revolving floating rate AgVantage facility	300,000	—	—
Total purchases, guarantees, and LTSPCs	$3,226,855	$2,765,822	$3,088,038

Farm & Ranch

Under the Farm & Ranch line of business, Farmer Mac provides a secondary market for mortgage loans secured by first liens on agricultural real estate (including part-time farms and rural housing) by (1) purchasing and retaining eligible mortgage loans, (2) securitizing eligible mortgage loans and guaranteeing the timely payment of principal and interest on the resulting securities that represent interests in, or obligations secured by, pools of those loans, or (3) providing LTSPCs on designated eligible mortgage loans, subject to the terms of the applicable LTSPC agreement.  Farmer Mac is compensated for these activities through net effective spread on loans and Farmer Mac Guaranteed Securities held on balance sheet, guarantee fees earned on Farmer Mac Guaranteed Securities, and commitment fees earned on loans in LTSPCs.

Loan Eligibility

To be eligible for the Farm & Ranch line of business, a loan is required to:

•
be secured by a fee simple mortgage or a long-term leasehold mortgage, with status as a first lien on agricultural real estate (including part-time farms and rural housing) located within the United States;

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

Farmer Mac's charter authorizes a maximum loan size (adjusted annually for inflation) for an eligible Farm & Ranch loan secured by more than 1,000 acres of agricultural real estate.  That maximum loan size was $12.3 million as of December 31, 2015 and increased to $12.6 million as of January 1, 2016. Although the charter does not prescribe a maximum loan size or a total borrower exposure for an eligible Farm & Ranch loan secured by 1,000 acres or less of agricultural real estate, Farmer Mac currently limits the size of those loans to:

•
$50.0 million in cumulative exposure to any one borrower or related borrowers for transactions involving direct exposure to credit risk on loans (e.g., loan purchases, LTSPC transactions, and non-AgVantage Farm & Ranch Guaranteed Securities, which are not backed by a general obligation of a lender); and

•
$75.0 million in cumulative exposure through a single lender to any one borrower or related borrowers (with the amount of any direct borrower exposure described above not counting toward the $75.0 million limit) for AgVantage transactions, which involve the general obligation of a lender that is in turn secured by eligible loans, resulting in indirect exposure to credit risk on those loans. See "Farmer Mac Lines of Business—Institutional Credit."

Farmer Mac includes its part-time farm loans and rural housing loans in the Farm & Ranch line of business. Farmer Mac defines a "part-time farm" as agricultural real estate meeting the eligibility requirements described above on which is located a primary residence whose value is at least 30 percent of the property's aggregate value at origination. When analyzing borrower repayment capacity for part-time farm loans, Farmer Mac typically considers off-farm income as a more important factor than for Farm & Ranch loans that are not part-time farm loans. Part-time farm loans do not represent a significant part of Farmer Mac's business, with a total of $211.1 million of those loans in Farmer Mac's portfolio as of December 31, 2015.

For the rural housing portion of this line of business, an eligible loan must be secured by a mortgage on a one- to four-family, owner-occupied, moderately priced principal residence located in a community with a population of 2,500 or fewer.  The current maximum purchase price or current appraised value for a dwelling, excluding the land to which the dwelling is affixed, that secures a rural housing loan is $269,807.  That limit is generally adjusted annually based on changes in home values during the previous year, though it was not adjusted in 2015.  In addition to the dwelling itself, an eligible rural housing loan can be secured by land associated with the dwelling having an appraised value of no more than 50 percent of the total appraised value of the combined property.  Rural housing loans do not represent a significant part of Farmer Mac's business, with a total of $3.3 million of those loans in Farmer Mac's portfolio as of December 31, 2015.

Summary of Farm & Ranch Transactions

During the year ended December 31, 2015, Farmer Mac added a total of $1.2 billion of new business volume under the Farm & Ranch line of business. That new business volume was partially offset by repayments on existing assets (principal paydowns and maturities) during the year, resulting in $5.7 billion of total outstanding business volume in this line of business as of December 31, 2015, compared to $5.4 billion as of December 31, 2014.

During 2015, Farmer Mac purchased eligible loans from 163 entities (the top ten institutions generated 55 percent of the purchase volume) and placed loans under LTSPCs with 28 entities in the Farm & Ranch line of business. During 2014, Farmer Mac purchased eligible loans from 166 entities (the top ten institutions generated 61 percent of the purchase volume) and placed loans under LTSPCs with 32 entities. During 2013, Farmer Mac purchased eligible loans from 218 entities (the top ten institutions generated 53 percent of the purchase volume) and placed loans under LTSPCs with 25 entities.

The following table summarizes loans purchased or newly placed under LTSPCs under the Farm & Ranch line of business for each of the years ended December 31, 2015, 2014, and 2013:

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Loans	$748,368	$697,824	$824,881
LTSPCs	427,795	369,857	540,798
Total	$1,176,163	$1,067,681	$1,365,679

The following table presents the outstanding balances of Farm & Ranch loans held and loans underlying Farm & Ranch Guaranteed Securities and LTSPCs as of the dates indicated:

	As of December 31,
	2015	2014
	(in thousands)
On-balance sheet:
Loans	$2,249,864	$2,118,867
Loans held in trusts:
Beneficial interests owned by third party investors	708,111	421,355
Total on-balance sheet	$2,957,975	$2,540,222
Off-balance sheet:
LTSPCs	$2,253,273	$2,240,866
Guaranteed Securities	514,051	636,086
Total off-balance sheet	$2,767,324	$2,876,952
Total	$5,725,299	$5,417,174

Loan Purchases

Farmer Mac offers loan products designed to increase the secondary market liquidity of agricultural real estate mortgage loans and the lending capacity of financial institutions that originate those loans.  Farmer Mac enters into mandatory delivery commitments to purchase loans and offers rates for those commitments daily.  Farmer Mac also purchases portfolios of newly originated and seasoned loans that are current in payment on a negotiated basis.  Farmer Mac purchases both fixed and adjustable rate loans that have a variety of maturities and often include balloon payments.  Loans purchased may sometimes include provisions that require a yield maintenance payment or some other form of prepayment penalty in the event a borrower prepays a loan (depending upon the level of interest rates at the time of prepayment).  Of the $748.4 million of loans purchased in the Farm & Ranch line of business during 2015, 61 percent included balloon payments and none included yield maintenance prepayment protection.  By comparison, of the $697.8 million of loans purchased in the Farm & Ranch line of business during 2014, 59 percent included balloon payments and none included yield maintenance prepayment protection.

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

LTSPCs.  An LTSPC commits Farmer Mac, subject to the terms of the applicable LTSPC agreement, to a future purchase of one or more loans from an identified pool of eligible loans that met Farmer Mac's standards at the time the transaction was entered into and Farmer Mac assumed the credit risk on the loans.  The LTSPC structure, which is not a guarantee of loans or securities, permits the lender to retain the loan pool in its portfolio until such time, if ever, as the lender elects to deliver some or all of the loans in the pool to Farmer Mac for purchase under the terms of the LTSPC agreement.  As consideration for its assumption of the credit risk on loans underlying an LTSPC, Farmer Mac receives commitment fees payable monthly in arrears in an amount approximating what would have been the guarantee fees if the transaction were structured as Farm & Ranch Guaranteed Securities.  Farmer Mac offers different options under LTSPC arrangements to meet the credit and liquidity needs of its counterparties. Some LTSPCs provide that the underlying loans can be converted into Farm & Ranch Guaranteed Securities at the option of the counterparty with no conversion fee paid to Farmer Mac. Some LTSPCs contain risk sharing arrangements that provide for the counterparty to absorb up to a specified amount (typically between one and five percent of the original principal balance of the loan pool) of any losses incurred on the loans in the pool. As of December 31, 2015 and 2014, approximately 7.8 percent and 8.2 percent, respectively, of total LTSPCs and Farm & Ranch Guaranteed Securities, including those consolidated as loans on Farmer Mac's balance sheet, contained risk sharing arrangements.

At a lender's request, Farmer Mac purchases loans subject to an LTSPC at:

•
par if the loans become delinquent for either 90 days or 120 days (depending on the agreement) or are in material non-monetary default, with accrued and unpaid interest on the defaulted loans payable out of any future loan payments or liquidation proceeds; or

•	fair value or in exchange for Farm & Ranch Guaranteed Securities (if the loans are not delinquent), in accordance with the terms of the applicable agreement.

In 2015, Farmer Mac entered into $427.8 million of LTSPCs, compared to $369.9 million in 2014, in the Farm & Ranch line of business.  In 2015, LTSPCs remained the preferred credit enhancement alternative for new off-balance sheet transactions, and they continue to be a significant portion of the Farm & Ranch line of business.  During 2015 and 2014, there were no conversions of LTSPCs into Farm & Ranch Guaranteed Securities.  As of December 31, 2015, Farmer Mac's outstanding LTSPCs covered 4,057 mortgage loans with an aggregate principal balance of $2.3 billion.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume."

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

Of the $15.9 billion outstanding principal balance of assets included in Farmer Mac's four lines of business as of December 31, 2015, $1.2 billion were in the form of Farm & Ranch Guaranteed Securities created from the deposit of eligible loan assets into securitization trusts that issue "pass-through" certificates representing interests in the underlying assets. This type of securitization structure may involve the deposit of either whole loans or loan participation interests into the trusts.

As of December 31, 2015, Farmer Mac had outstanding Farm & Ranch Guaranteed Securities of $708.1 million that represent interests in whole loans and $514.1 million that represent interests in loan participations as a result of conversions from LTSPCs. Both types of transactions involve the deposit of eligible assets into securitization trusts along with all of the rights under related agreements that provide for, among other things, remedies for any breaches of representations and warranties made by the lender and the servicing of the underlying assets. In each of these transactions, the related trust has issued securities that represent interests in the assets of the trust and that Farmer Mac guarantees as to the timely payment of principal and interest.

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

For the years ended December 31, 2015 and 2014, Farmer Mac sold Farm & Ranch Guaranteed Securities in the amounts of $336.9 million and $175.8 million, respectively.  No gains or losses resulted from these sales in either 2015 or 2014.  During 2015 and 2014, there were no conversions of LTSPCs into Farm & Ranch Guaranteed Securities.  As of December 31, 2015, Farmer Mac's outstanding Farm & Ranch Guaranteed Securities, which may or may not be consolidated on-balance sheet depending on the primary beneficiary determination described above, were backed by 3,952 mortgage loans with an aggregate principal balance of $1.2 billion.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume."

Underwriting and Collateral Valuation (Appraisal) Standards

As required by Farmer Mac's charter, Farmer Mac has established underwriting, security appraisal, and repayment standards for eligible loans taking into account the nature, risk profile, and other differences between different categories of eligible loans.  The charter prescribes that the following minimum standards must be applied to agricultural real estate mortgage loans in the Farm & Ranch line of business:

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

Underwriting.  To manage Farmer Mac's credit risk and to provide guidance for the management, administration, and conduct of underwriting to all participating and potential Farm & Ranch lenders, Farmer Mac has adopted credit underwriting standards that vary by loan type and loan product.  Farmer Mac developed these standards based on industry practices for similar mortgage loans and designed them to assess the creditworthiness of the borrower, as well as the risk to Farmer Mac for having assumed the credit risk on those loans.  Furthermore, Farmer Mac requires Farm & Ranch lenders to make representations and warranties regarding the conformity of eligible mortgage loans to these standards and any other requirements that Farmer Mac may impose from time to time.  Farmer Mac has the ability to require repurchase of the loan upon a material breach of these representations and warranties. The underwriting standards described in this section apply to Farmer Mac's Farm & Ranch loans other than part-time farm and rural housing loans, whose underwriting standards more closely resemble generally-accepted industry standards for residential lending, including fully verified repayment capacity and use of credit scores.

Farmer Mac's credit underwriting standards for Farm & Ranch loans generally require that the original LTV of any loan not exceed 70 percent. Farmer Mac may require lower original LTV thresholds for some categories of loans, such as loans secured by property located in certain geographic regions, unseasoned loans, single purpose facility loans, and loans exceeding certain dollar thresholds. Farmer Mac, from time to time, allows higher LTV thresholds for loans secured by swine and poultry facilities that are supported by a strong production contract with a reputable processor (up to 75 percent original LTV) and rural housing and part-time farm loans secured primarily by owner-occupied residences (up to 80 percent original LTV).  The original LTV of a loan is calculated by dividing the loan's principal balance at the time of guarantee, purchase, or commitment by the lower of the appraised value or the purchase price at the date of loan origination or, when available, updated appraised value at the time of guarantee, purchase, or commitment.

In the case of newly-originated Farm & Ranch loans, Farmer Mac's credit underwriting standards include:

•	pro forma total debt service coverage ratio supported by historical profitability, including farm and non-farm income, of 1.25 or higher;

•	pro forma debt-to-asset ratio of 50 percent or less; and

•	pro forma ratio of current assets to current liabilities of 1.25 or higher.

Farmer Mac evaluates these standards on an ongoing basis based on current and anticipated market conditions, and adjusts these standards as Farmer Mac determines is necessary, while adhering closely to its core underwriting standards for repayment capacity, working capital (current ratio), and leverage (debt-to-asset ratio). Farmer Mac also uses an interest rate shock test for adjustable rate Farm & Ranch loans with initial reset periods of less than five years.

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

In October 2014, Farmer Mac formed a collateral valuation subsidiary, Contour Valuation Services, LLC ("Contour"). Contour's principal activity is to provide appraisal services related to agricultural real estate in an effort to meet the needs of Farmer Mac's customer base. As of December 31, 2015, Farmer Mac owned 65 percent of Contour, which represented an initial investment of $325,000 and additional contributions totaling approximately $450,000 made during 2015. Conterra Holdings, LLC, Farmer Mac's business partner with experience in creating and managing a collateral valuation function, owns the remaining 35 percent of Contour. Although Farmer Mac owns the majority interest in Contour, Farmer Mac does not run the day-to-day operations of Contour, does not direct or supervise Contour’s appraisers, and does not permit any individual who is an employee of Farmer Mac to also be employed by Contour, which ensures that the appraisals performed by Contour are independent of Farmer Mac's loan purchase process and not subject to conflicts of interest.  The President of Contour has general supervisory authority for the management of Contour’s business, subject to the oversight of a management committee to which Farmer Mac has appointed representatives in proportion to its ownership interest. The financial condition and results of Contour are reflected in the Corporate segment within Farmer Mac's consolidated financial statements.

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

Approved Lenders

As of December 31, 2015, Farmer Mac had 786 approved lenders eligible to participate in Farmer Mac's Farm & Ranch line of business, ranging from single-office to multi-branch institutions, spanning community banks, FCS institutions, mortgage companies, commercial banks, and insurance companies, compared to 792 eligible approved lenders as of December 31, 2014.  In addition to participating directly in the Farm & Ranch line of business, some of the approved lenders facilitate indirect participation by other lenders by managing correspondent networks of lenders from which the approved lenders purchase loans to sell to Farmer Mac.  As of December 31, 2015, of the 786 approved lenders eligible to participate, 187 lenders had been active participants in the Farm & Ranch line of business during the previous 12 months by either selling at least one loan to Farmer Mac or entering into an LTSPC transaction with Farmer Mac.

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

Summary of USDA Guarantees Transactions

Farmer Mac guarantees the timely payment of principal and interest on Farmer Mac Guaranteed USDA Securities backed by USDA Securities.  Farmer Mac does not guarantee the repayment of the USDA Securities themselves.  During the years ended December 31, 2015, 2014, and 2013, Farmer Mac II LLC purchased approximately $376.9 million, $343.0 million, and $361.9 million, respectively, of USDA Securities, all of which were retained on its balance sheet.  Farmer Mac did not purchase any USDA Securities in 2015, 2014, or 2013. During 2015, 2014, and 2013, Farmer Mac and Farmer Mac II LLC conducted USDA Guarantees transactions with 209, 185, and 195 entities, respectively.

As of December 31, 2015 and 2014, $1.9 billion and $1.8 billion, respectively, of Farmer Mac Guaranteed USDA Securities and USDA Securities were outstanding.  The following table presents activity in the USDA Guarantees line of business for each of the years indicated:

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Purchased and retained	$376,935	$342,986	$361,894
Purchased and sold	—	—	—
Total	$376,935	$342,986	$361,894

The following table presents the outstanding balance of USDA Securities and Farmer Mac Guaranteed USDA Securities as of the dates indicated:

	As of December 31,
	2015	2014
	(in thousands)
On-balance sheet:
USDA Securities	$1,876,451	$1,756,224
Farmer Mac Guaranteed USDA Securities	31,554	27,832
Off-balance sheet:
Farmer Mac Guaranteed USDA Securities	10,272	13,978
Total	$1,918,277	$1,798,034

As of December 31, 2015, Farmer Mac had experienced no other-than-temporary impairment on any of its Farmer Mac Guaranteed USDA Securities or USDA Securities.

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

Lenders.  Any lender authorized by the USDA to obtain a USDA guarantee on a loan may participate in Farmer Mac's USDA Guarantees line of business.  During 2015, 209 lenders, consisting mostly of community and regional banks, sold USDA Securities to Farmer Mac, compared to 185 lenders that did so during 2014.

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

Rural Utilities

General

Under its charter, Farmer Mac is permitted to purchase, and guarantee securities backed by, rural electric and telephone loans made by lenders organized as cooperatives to borrowers who have received or are eligible to receive loans under the Rural Electrification Act of 1936 ("REA").  The REA is administered by the Rural Utilities Service ("RUS"), an agency of the USDA.  None of Farmer Mac's business to date under the Rural Utilities line of business has involved telecommunications loans.  Farmer Mac's Rural

Utilities line of business encompasses purchases of eligible rural utilities loans and guarantees of securities backed by those loans, as well as the issuance of LTSPCs for pools of eligible rural utilities loans. Farmer Mac issued LTSPCs for pools of eligible rural utilities loans for the first time in the second half of 2015.

Summary of Rural Utilities Transactions

During the year ended December 31, 2015, Farmer Mac added $630.6 million of new Rural Utilities business, compared to $75.5 million and $87.0 million for the years ended December 31, 2014 and 2013, respectively.  As of December 31, 2015 and 2014, the aggregate outstanding principal balance of Rural Utilities loans held and underlying LTSPCs was $1.5 billion and $1.0 billion, respectively.

The following table summarizes new Rural Utilities business activity for each of the years ended December 31, 2015, 2014, and 2013:

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Loans	$108,337	$75,500	$86,965
LTSPCs	522,262	—	—
Total	$630,599	$75,500	$86,965

The following table presents the outstanding balances of Rural Utilities loans held as of the dates indicated:

	As of December 31,
	2015	2014
	(in thousands)
On-balance sheet:
Loans	$1,008,126	$718,213
Loans held in trusts:
Beneficial interests owned by Farmer Mac(1)	—	267,396
Total on-balance sheet	$1,008,126	$985,609
Off-balance sheet:
LTSPCs(2)	522,864	—
Total	$1,530,990	$985,609

(1)	Reflects the dissolution of certain consolidated trusts with the effect that loans previously consolidated on the balance sheet as "Loans held in trusts" currently are included within "Loans."

(2)	Includes $8.8 million related to a one-year loan purchase commitment on which Farmer Mac receives a nominal unused commitment fee.

Loan Eligibility

To be eligible for Farmer Mac's Rural Utilities line of business, a rural utilities loan (or an interest in such a loan) is required to:

•	be made for an electric or telephone facility by a lender organized as a cooperative to a borrower that has received or is eligible to receive a loan under the REA;

•	be performing and not more than 30 days delinquent; and

•	meet Farmer Mac's underwriting standards described in more detail below.

Underwriting

Farmer Mac's charter does not specify minimum underwriting criteria for eligible rural utilities loans under the Rural Utilities line of business.  To manage Farmer Mac's credit risk, to mitigate the risk of loss from borrower defaults, and to provide guidance for the management, administration, and conduct of underwriting to participants in the Rural Utilities line of business, Farmer Mac has adopted credit underwriting standards that vary by loan product and by loan type, based on whether loans are made to electric distribution cooperatives or electric generation and transmission ("G&T") cooperatives.  These standards are based on industry practices for similar rural utilities loans and are designed to assess the creditworthiness of the borrower, as well as the risk to Farmer Mac.  Farmer Mac reviews lenders' credit submissions and analyzes borrowers' audited financial statements and financial and operating reports filed with RUS and the Federal Energy Regulatory Commission to confirm that loans meet Farmer Mac's underwriting standards for rural utilities loans.  Furthermore, Farmer Mac requires sellers of rural utilities loans to make representations and warranties regarding the conformity of eligible loans to these standards and any other requirements that Farmer Mac may impose from time to time.  Farmer Mac has the ability to require repurchase of the loan upon a material breach of these representations and warranties.

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

In the case of a newly-originated loan to a G&T cooperative on which Farmer Mac assumes direct credit exposure, the borrower typically must, among other criteria set forth in Farmer Mac's credit underwriting standards, meet the following ratios (based on the average of the most recent three years):

•	the equity to total assets ratio equals or exceeds 10 percent;

•	the modified debt service coverage ratio equals or exceeds 1.10;

•	the debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) ratio does not exceed 12; and

•	the aggregate members' equity to total capitalization ratio equals or exceeds 25 percent.

The due diligence Farmer Mac performs before purchasing, or guaranteeing securities backed by, rural utilities loans includes:

•	evaluating loan database information to determine conformity to Farmer Mac's underwriting standards;

•	confirming that loan file data conforms to database information;

•	validating supporting credit information in the loan files; and

•	reviewing loan documentation.

Farmer Mac is not obligated to assume credit risk on every rural utilities loan submitted to Farmer Mac that meets its underwriting and collateral valuation standards.  Farmer Mac may consider other factors, such as portfolio diversification, in deciding whether or not to accept the loans.

Collateral

It is customary in loans to distribution cooperatives and G&T cooperatives for the lender to take a security interest in substantially all of the borrower's assets. In cases in which Farmer Mac purchases a rural utilities loan with a pledge of all assets and a lender also has a lien on all assets, Farmer Mac verifies that a lien accommodation results in either a shared first lien or a first lien in favor of Farmer Mac.  In cases where debt indentures are used, Farmer Mac determines if available collateral is adequate to support the loan program and Farmer Mac's investment. As of December 31, 2015, all of the Rural Utilities loans held by Farmer Mac consisted of loans with a pledge of all assets.

Servicing

Farmer Mac generally does not directly service the Rural Utilities loans held in its portfolio.  Those loans are serviced by a servicer designated by Farmer Mac. National Rural Utilities Cooperative Finance Corporation ("CFC") currently services all of the Rural Utilities loans in Farmer Mac's portfolio. CFC is a related party to Farmer Mac by virtue of CFC's stock ownership in Farmer Mac. As of December 31, 2015, CFC held approximately 8 percent of Farmer Mac's outstanding Class A voting common stock (or approximately 5 percent of total voting shares). See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Related Party Transactions."

Approved Lenders

Farmer Mac's charter requires eligible rural utilities loans be made by a lender organized as a cooperative.  Currently, the only two rural utilities lenders that are cooperatives are CFC and CoBank, ACB ("CoBank"), an institution of the FCS.  To date, CFC is the only lender to have participated in Farmer Mac's Rural Utilities line of business.

Portfolio Diversification

Rural utilities loans are made throughout the entire United States.  Farmer Mac analyzes the geographic distribution of loans to cooperatives and considers regional concentration levels in connection with its business activities under the Rural Utilities program.  As of December 31, 2015, Farmer Mac had direct credit exposure on 1,136 loans to electric cooperatives constituting $1.5 billion across 38 states.

Farmer Mac's charter does not prescribe a maximum loan size for an eligible rural utilities loan, but Farmer Mac currently has a $50.0 million limit in place for cumulative direct credit exposure on those loans (e.g., purchases of loans, LTSPCs, or guarantees of securities representing interests in loans) to any one borrower or related borrowers. For indirect credit exposures on rural utilities loans (e.g., AgVantage transactions), Farmer Mac's current limit is $75.0 million for cumulative loan exposure to any one borrower or related borrowers, with the amount of any direct exposure to a borrower not counting toward the $75.0 million limit.  See "—Institutional Credit." As of December 31, 2015, Farmer Mac's direct credit exposure to rural utilities loans consisted of $1.3 billion in loans to distribution cooperatives and $0.2 billion in loans to G&T cooperatives.

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

The required collateralization level for the AgVantage securities secured by Farm & Ranch loans currently ranges from 102 percent to 125 percent. Within this range, Farmer Mac generally requires higher collateralization levels for securities issued by institutions without long-term debt ratings from a nationally recognized statistical rating organization ("NRSRO").  The required collateralization level is established at the time the AgVantage facility is entered into with the counterparty and does not change during the life of the AgVantage securities issued under such facility.

For AgVantage securities that are secured by Farm & Ranch loans, Farmer Mac requires that the loans meet the minimum standards set forth in the charter for those types of loans and that the value is supported by either appraisals that conform to the USPAP or similar collateral valuation methods based upon Farmer Mac's evaluation of the lender's collateral valuation protocols and history. Although the charter does not prescribe a maximum loan size or a total borrower exposure for an eligible Farm & Ranch loan secured by 1,000 acres or less of agricultural real estate, Farmer Mac currently limits the size of those loans to $75.0 million in cumulative exposure through a single lender to any one borrower or related borrowers (with the amount of any direct borrower exposure not counting toward the $75 million limit) for AgVantage transactions.

In July 2014, Farmer Mac expanded the AgVantage product to a new type of issuer – institutional investors in agricultural assets that qualify as collateral for the types of loans eligible for the Farm & Ranch line of business. Farmer Mac refers to this product variation as the Farm Equity AgVantage® product. This product has similar requirements for AgVantage securities secured by Farm & Ranch loans described above, but Farmer Mac also requires that Farm Equity AgVantage transactions (1) generally maintain a higher collateralization level, through lower loan-to-value ratio thresholds and higher overcollateralization requirements, and (2) generally contain specified financial covenants for the life of the related Farm Equity AgVantage security to avoid default. As of December 31, 2015, Farmer Mac had $194.3 million of outstanding Farm Equity AgVantage securities.

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

Farmer Mac's charter does not prescribe a maximum loan size or a total borrower exposure for an eligible rural utilities loan, but Farmer Mac's current limit for AgVantage transactions is $75.0 million for cumulative loan exposure to any one borrower or related borrowers (with the amount of any direct exposure to a borrower not counting towards the $75 million limit). Farmer Mac also permits up to 20 percent of rural utilities loans pledged to secure AgVantage securities to be unsecured or secured by less than all of the borrower's assets. As of December 31, 2015, all AgVantage securities secured by eligible rural utilities loans were issued by CFC, which is a related party to Farmer Mac by virtue of CFC's stock ownership in Farmer Mac. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Related Party Transactions."

As of December 31, 2015, Farmer Mac had not experienced any credit losses, nor had it been called upon to make a guarantee payment to third parties, on any of its AgVantage securities. For more information on Farmer Mac's AgVantage securities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Institutional."

Summary of Institutional Credit Transactions

During the year ended December 31, 2015, Farmer Mac added a total of $1.0 billion of new business volume under the Institutional Credit line of business, including a $0.3 billion revolving floating rate AgVantage facility entered into with CFC, which had not been drawn upon as of December 31, 2015. That new business volume was partially offset by repayments on existing assets (principal paydowns and maturities) during the year, resulting in $6.7 billion of total outstanding business volume in this line of business as of December 31, 2015 compared to $6.4 billion as of December 31, 2014.

As of both December 31, 2015 and 2014, the outstanding principal amount of AgVantage securities held by Farmer Mac on its balance sheet was $5.4 billion .  As of December 31, 2015 , the aggregate outstanding principal amount of off-balance sheet AgVantage securities sold to third parties totaled $1.3 billion compared to $1.0 billion as of December 31, 2014.  The amount as of December 31, 2015 includes a $0.3 billion revolving floating rate AgVantage facility entered into with CFC that had not been drawn upon as of that date. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Institutional." The following table summarizes new Institutional Credit line of business activity for each of the years ended December 31, 2015, 2014, and 2013:

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
AgVantage Securities	$743,158	$1,279,655	$1,273,500
Revolving floating rate AgVantage facility	300,000	—	—
	$1,043,158	$1,279,655	$1,273,500

The following table presents the outstanding principal amount of AgVantage securities held by Farmer Mac and off-balance sheet AgVantage securities as of the dates indicated:

	As of December 31,
	2015	2014
	(in thousands)
On-balance sheet:
AgVantage Securities	$5,439,383	$5,410,413
Off-balance sheet:
AgVantage Securities	$984,871	$986,528
Revolving floating rate AgVantage facility(1)	300,000	—
Total off-balance sheet	$1,284,871	$986,528
Total	$6,724,254	$6,396,941

(1)
As of December 31, 2015, this facility had not been utilized by CFC. Farmer Mac receives a fixed fee based on the full dollar amount of the facility. If CFC draws on the facility, the amounts drawn will be presented as on-balance sheet AgVantage securities, and Farmer Mac will earn interest on the drawn balance.

FUNDING OF GUARANTEE AND LTSPC OBLIGATIONS

The principal sources of funding for the payment of Farmer Mac's obligations under its guarantees and LTSPCs are the fees Farmer Mac receives for its guarantees and commitments, net effective spread, proceeds of debt issuances, loan repayments, and maturities of AgVantage securities.  Farmer Mac satisfies its obligations under LTSPCs and its guarantees by purchasing defaulted loans out of LTSPCs and from the related trusts for Farmer Mac Guaranteed Securities.  Farmer Mac typically recovers a significant portion of the value of defaulted loans purchased either through borrower payments, loan payoffs, payments by third parties, or foreclosure and sale of the property securing the loans.  Ultimate credit losses arising from Farmer Mac's guarantees and commitments are reflected in Farmer Mac's charge-offs against its allowance for losses, gains and losses on the sale of real estate owned ("REO"), which consists of real estate acquired through foreclosure, and fair value adjustments of REOs held.  During 2015, Farmer Mac had net credit losses of $3.9 million, compared to net credit recoveries of $6,000 during 2014, primarily due to an increase in the level of charge-offs in 2015.

Farmer Mac's charter requires Farmer Mac to maintain in its accounts a portion of the guarantee fees it receives from its guarantee activities as a reserve against losses.  As of December 31, 2015, this reserve against losses arising from Farmer Mac's guarantee activities was $56.4 million.  Farmer Mac calculates the amount of this statutorily required reserve against losses arising from its guarantee activities based on the credit risk component of guarantee fees received on all Farmer Mac Guaranteed Securities, including AgVantage securities. This amount does not represent either anticipated credit losses or estimated probable credit losses and does not directly relate to either the allowance for loan losses or the reserve for losses in Farmer Mac's consolidated balance sheets. Rather, this is the amount that must be exhausted before Farmer Mac may issue obligations to the U.S. Treasury against the $1.5 billion that Farmer Mac is statutorily authorized to borrow from the U.S. Treasury to fulfill its guarantee obligations.  That borrowing authority is not intended to be a routine funding source and has never been used.  For a more detailed discussion of Farmer Mac's borrowing authority from the U.S. Treasury, see "Business—Farmer Mac's Authority to Borrow from the U.S. Treasury."

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

Farmer Mac's board of directors has authorized the issuance of up to $18.0 billion of discount notes and medium-term notes (of which $14.1 billion was outstanding as of December 31, 2015), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing needs.  Farmer Mac invests the proceeds of its debt issuances in loan purchases, Farmer Mac Guaranteed Securities, and liquidity investment assets in accordance with policies established by its board of directors that comply with FCA's Liquidity and Investment Regulations, which establish limitations on dollar amount, issuer concentration, and credit quality.  Farmer Mac's regular debt issuance supports its access to the capital markets, and Farmer Mac's liquidity investment assets provide an alternative source of funds should market conditions be unfavorable.  Farmer Mac's current policies authorize liquidity investments in:

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

Common Stock

As of December 31, 2015, the following shares of Farmer Mac common stock were outstanding:

•	1,030,780 shares of Class A voting common stock;

•	500,301 shares of Class B voting common stock; and

•	9,155,661 shares of Class C non-voting common stock.

Farmer Mac may obtain additional capital from future issuances of voting and non-voting common stock and non-voting preferred stock.

On September 8, 2015, Farmer Mac's board of directors approved a share repurchase program authorizing Farmer Mac to repurchase up to $25 million of its outstanding Class C non-voting common stock over the next two years. As of December 31, 2015, Farmer Mac had repurchased approximately 362,000 shares of

Class C non-voting common stock at a cost of approximately $10.5 million under the share repurchase program. Farmer Mac did not repurchase any common stock during 2014.

The following table presents the dividends declared on Farmer Mac's common stock during and subsequent to 2015:

Date Dividend Declared	Per Share Amount	For Holders Of Record As Of	Date Paid
February 5, 2015	$0.16	March 16, 2015	March 31, 2015
June 3, 2015	$0.16	June 17, 2015	June 30, 2015
August 6, 2015	$0.16	September 15, 2015	September 30, 2015
November 4, 2015	$0.16	December 16, 2015	December 31, 2015
March 2, 2016	$0.26	March 21, 2016	*
*  The dividend declared on March 2, 2016 is scheduled to be paid on March 31, 2016.

Farmer Mac's ability to declare and pay common stock dividends could be restricted if it were to fail to comply with applicable capital requirements.  See Note 9 to the consolidated financial statements and "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards."

Preferred Stock

As of December 31, 2015, the following shares of Farmer Mac preferred stock were outstanding:

•	2,400,000 shares of Series A Preferred Stock, all of which were issued on January 17, 2013;

•	3,000,000 shares of Series B Preferred Stock, all of which were issued on March 25, 2014; and

•	3,000,000 shares of Series C Preferred Stock, all of which were issued on June 20, 2014.

The Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock (collectively referred to as the "Outstanding Preferred Stock") each has a par value of $25.00 per share and an initial liquidation preference of $25.00 per share.  Since each of their respective issuances, Farmer Mac has not issued any additional shares of any series of Outstanding Preferred Stock. Each series of Outstanding Preferred Stock ranks senior to Farmer Mac's outstanding Class A voting common stock, Class B voting common stock, Class C non-voting common stock, and any other common stock of Farmer Mac issues in the future. The Series A Preferred Stock and the Series B Preferred Stock pay an annual dividend rate fixed at 5.875 percent and 6.875 percent, respectively, for the life of the securities. The Series C Preferred Stock pays an annual dividend rate of 6.000 percent from the date of issuance to and including the quarterly payment date occurring on July 17, 2024, and thereafter, at a floating rate equal to three-month LIBOR plus 3.260 percent. Dividends on all series of Outstanding Preferred Stock are non-cumulative, which means that if the Board of Directors has not declared a dividend before the applicable dividend payment date for any dividend period, such dividend will not be paid or cumulate, and Farmer Mac will have no obligation to pay dividends for such dividend period, whether or not dividends on any series of Outstanding Preferred Stock are declared for any future dividend period. Farmer Mac may pay dividends on the Outstanding Preferred Stock without paying dividends on any class or series of stock Farmer Mac may issue in the future that ranks junior to the Outstanding Preferred Stock. The Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock rank equally with each other and will rank equally with any other class or series of stock Farmer Mac may issue in the future of equal priority as to dividends and upon liquidation. Farmer Mac has the right, but not the obligation, to redeem some or all of the issued and outstanding shares of Series A Preferred Stock on and anytime after January 17, 2018, the Series B Preferred Stock on and anytime after April 17, 2019, and the Series C Preferred Stock on and anytime after July 18, 2024, all at a price equal to the then-applicable liquidation preference. The Outstanding Preferred Stock is considered Tier 1 capital for Farmer Mac. For more information on Farmer Mac's capital requirements, see "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards."

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

The following table presents the dividends declared and paid on Series A Preferred Stock during and subsequent to 2015:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
February 5, 2015	$0.3672	January 18, 2015	April 17, 2015	April 17, 2015
June 3, 2015	$0.3672	April 18, 2015	July 17, 2015	July 17, 2015
August 6, 2015	$0.3672	July 18, 2015	October 17, 2015	October 17, 2015
November 4, 2015	$0.3672	October 18, 2015	January 17, 2016	January 17, 2016
March 2, 2016	$0.3672	January 18, 2016	April 17, 2016	*
* The dividend declared on March 2, 2016 is scheduled to be paid on April 17, 2016.

The following table presents the dividends declared and paid on Series B Preferred Stock during and subsequent to 2015:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
February 5, 2015	$0.4297	January 18, 2015	April 17, 2015	April 17, 2015
June 3, 2015	$0.4297	April 18, 2015	July 17, 2015	July 17, 2015
August 6, 2015	$0.4297	July 18, 2015	October 17, 2015	October 17, 2015
November 4, 2015	$0.4297	October 18, 2015	January 17, 2016	January 17, 2016
March 2, 2016	$0.4297	January 18, 2016	April 17, 2016	*
* The dividend declared on March 2, 2016 is scheduled to be paid on April 17, 2016.

The following table presents the dividends declared and paid on Series C Preferred Stock during and subsequent to 2015:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
February 5, 2015	$0.3750	January 18, 2015	April 17, 2015	April 17, 2015
June 3, 2015	$0.3750	April 18, 2015	July 17, 2015	July 17, 2015
August 6, 2015	$0.3750	July 18, 2015	October 17, 2015	October 17, 2015
November 4, 2015	$0.3750	October 18, 2015	January 17, 2016	January 17, 2016
March 2, 2016	$0.3750	January 18, 2016	April 17, 2016	*
* The dividend declared on March 2, 2016 is scheduled to be paid on April 17, 2016.

Non-Controlling Interest in Farmer Mac II LLC

Until March 30, 2015, Farmer Mac II LLC had 250,000 shares of preferred stock outstanding ("Farmer Mac II LLC Preferred Stock") as a result of a private offering completed in January 2010 of $250.0 million aggregate face amount of securities issued by a newly formed Delaware statutory trust. The trust securities, called Farm Asset-Linked Capital Securities or "FALConS," represented undivided beneficial ownership interests in the 250,000 shares of Farmer Mac II LLC Preferred Stock.  The Farmer Mac II LLC Preferred Stock did not constitute a Tier 1 capital-eligible security for Farmer Mac. Consistent with Farmer Mac's plan to increase its Tier 1 capital, Farmer Mac issued the Series B Preferred Stock and Series C Preferred Stock in 2014 and caused Farmer Mac II LLC to redeem all of the outstanding Farmer Mac II LLC Preferred Stock on March 30, 2015, the initial redemption date, using the proceeds of these two preferred stock offerings and cash on hand. The redemption of Farmer Mac II LLC Preferred Stock on March 30, 2015 triggered the redemption of all the outstanding FALConS securities on that same day. For more information on Farmer Mac's capital plan, see "Government Regulation of Farmer Mac—Capital Standards—Capital Adequacy Requirements."

Farmer Mac II LLC Preferred Stock had been permanent equity of Farmer Mac II LLC until it was redeemed and is included in the presentation of "Non-controlling interest" within total equity on the consolidated balance sheets of Farmer Mac.  Farmer Mac II LLC incurred $8.1 million of direct costs related to the issuance of the Farmer Mac II LLC Preferred Stock, which reduced the amount of non-controlling interest and was recognized as expense in the period in which the Farmer Mac II LLC Preferred Stock was redeemed. Additionally, in May 2014, Farmer Mac purchased in the open market $6.0 million of FALConS, representing undivided beneficial ownership interests in 6,000 shares of Farmer Mac II LLC Preferred Stock, which is reflected as "Purchase of interest – Non-controlling interest – preferred stock" on the consolidated statements of equity of Farmer Mac.

The Farmer Mac II LLC Preferred Stock had a liquidation preference of $1,000 per share. Dividends on the Farmer Mac II LLC Preferred Stock were payable if, when, and as declared by Farmer Mac II LLC's board of directors, quarterly, on a non-cumulative basis, on March 30, June 30, September 30, and December 30 of each year.  From the date of issuance to but excluding the quarterly payment date occurring on March 30, 2015, the annual dividend rate on the Farmer Mac II LLC Preferred Stock was 8.875 percent, at which time the annual dividend rate would have increased to 10.875 percent had the Farmer Mac II Preferred Stock not been redeemed on March 30, 2015.  The accrual of declared dividends is presented as "Net income attributable to non-controlling interest – preferred stock dividends" on the consolidated statements of operations on a pre-tax basis.  The consolidated tax benefit is included in "income tax expense" on the consolidated statements of operations.

The following table presents the dividends declared on Farmer Mac II LLC Preferred Stock during 2015, prior to its redemption on March 30, 2015:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
February 5, 2015	$22.1875	December 30, 2014	March 29, 2015	March 30, 2015

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

$56.4 million as of December 31, 2015); and

•	the proceeds of such obligations are needed to fulfill Farmer Mac's guarantee obligations.

Any debt obligations issued by Farmer Mac under this authority would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac. Farmer Mac would be required to repurchase any of its debt obligations held by the U.S. Treasury within a "reasonable time."  As of December 31, 2015, Farmer Mac had not used this borrowing authority and does not expect to use this borrowing authority in the future.

The United States government does not guarantee payments due on Farmer Mac Guaranteed Securities, funds invested in the equity or debt securities of Farmer Mac, any dividend payments on shares of Farmer Mac stock, or the profitability of Farmer Mac.

GOVERNMENT REGULATION OF FARMER MAC

General

Farmer Mac was created by federal statute in 1988 in the aftermath of the collapse of the agricultural credit delivery system.  Farmer Mac's primary committees of jurisdiction in Congress – the Committee on Agriculture of the U.S. House of Representatives and the U.S. Senate Committee on Agriculture, Nutrition and Forestry – added requirements for Farmer Mac that had not been included in any of the other statutes establishing other GSEs. Unlike the other existing GSEs at the time, Farmer Mac was required to be regulated by an independent regulator, FCA, which has the authority to regulate Farmer Mac's safety and soundness.  The statute creating Farmer Mac expressly requires that eligible loans meet minimum credit and appraisal standards that represent sound loans to profitable businesses.  The enabling legislation also did not contain a specific federal securities law exemption as had been given to the housing GSEs, which had the effect of requiring Farmer Mac to comply with the periodic reporting requirements of the SEC, including filing annual and quarterly reports on the financial status of Farmer Mac and current reports when there are significant developments.  Farmer Mac's statutory charter also requires offerings of Farmer Mac Guaranteed Securities to be registered under the Securities Act of 1933 and related regulations (collectively, the "Securities Act"), unless an exemption for an offering is available that is not related to Farmer Mac's status as an instrumentality of the United States.

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

Office of Secondary Market Oversight (OSMO)

As an institution of the FCS, Farmer Mac (including its subsidiaries) is subject to the regulatory authority of FCA.  Farmer Mac's charter assigns to FCA, acting through OSMO within FCA, the responsibility for the examination of Farmer Mac and the general supervision of the safe and sound performance of the powers, functions, and duties vested in Farmer Mac by its charter.  The charter also authorizes FCA, acting through OSMO, to apply its general enforcement powers to Farmer Mac.  Farmer Mac (including its subsidiaries) is the only entity regulated by OSMO, which was created as a separate office in recognition of the different role that Farmer Mac plays in providing a secondary market, as compared to the roles of other FCS institutions as primary lenders.  The Director of OSMO is selected by and reports to the FCA board.

Farmer Mac's charter requires an annual examination of the financial transactions of Farmer Mac and authorizes FCA to assess Farmer Mac for the cost of its regulatory activities, including the cost of any examination.  Each year, OSMO conducts an examination of Farmer Mac to evaluate its safety and soundness, compliance with applicable laws and regulations, and mission achievement.  The examination includes a review of Farmer Mac's capital adequacy, asset quality, management performance, earnings, liquidity, and sensitivity to interest rate risk.  Farmer Mac is also required to file quarterly reports of condition with FCA.

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

As of December 31, 2015, Farmer Mac's statutory minimum and critical capital requirements were $462.1 million and $231.0 million, respectively, and its actual core capital level was $564.5 million, which is $102.4 million above the statutory minimum capital requirement and $333.5 million above the statutory critical capital requirement.  Based on the risk-based capital stress test, Farmer Mac's risk-based capital requirement as of December 31, 2015 was $71.7 million and Farmer Mac's regulatory capital of $571.1 million exceeded that amount by approximately $499.4 million.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements" for a presentation of Farmer Mac's current regulatory capital position.

Enforcement Levels.  Farmer Mac's charter directs FCA to classify Farmer Mac within one of four enforcement levels for purposes of determining compliance with the capital standards established by

Farmer Mac's charter.  As of December 31, 2015, Farmer Mac was classified as within level I – the highest compliance level.

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

Capital Adequacy Requirements. Under FCA's rule on capital planning, Farmer Mac must develop and submit to OSMO for approval annually a plan for capital that considers the sources and uses of Farmer Mac's capital, addresses capital projections under stress scenarios, assesses Farmer Mac's overall capital adequacy, and incorporates a Farmer Mac board-approved policy on capital adequacy. In accordance with this regulation, Farmer Mac's board of directors has established a policy that will require Farmer Mac to maintain an adequate level of "Tier 1" capital, consisting of retained earnings, paid-in-capital, common stock, qualifying preferred stock, and accumulated other comprehensive income allocable to "non-program" investments that are not included in the Farm & Ranch, USDA Guarantees, Rural Utilities, and Institutional Credit lines of business. Under this policy, Farmer Mac must maintain at all times during 2015 a Tier 1 capital ratio of not less than 4.25 percent of risk-weighted assets, calculated using an advanced internal ratings based ("AIRB") asset risk weighting regime that is consistent with current Basel-based principles, with the minimum Tier 1 capital ratio increasing by 0.25 percent annually to reach 5.0 percent in 2018.

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

These distribution restrictions will remain for so long as the Tier 1 capital conservation buffer remains at or below the minimum level of 2.5 percent, and Farmer Mac's board of directors may consider other factors, such as GAAP earnings and other regulatory requirements, in determining whether to restrict capital distributions, including dividends and bonus payments. As of December 31, 2015, Farmer Mac's Tier 1 capital ratio was 10.5%. Farmer Mac does not expect its compliance on an ongoing basis with FCA's rule on capital planning, including Farmer Mac's policy on Tier 1 capital, to materially affect Farmer Mac's operations or financial condition.

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

•	Farmer Mac's financial results and changes in its financial condition;

•	public perception of the risks to and financial prospects of Farmer Mac's business;

•	prevailing conditions in the capital markets;

•	lack of a public debt rating may reduce demand for Farmer Mac's debt securities;

•	competition from other issuers of GSE equity or debt; and

•	legislative or regulatory actions relating to Farmer Mac's business, including any actions that would affect Farmer Mac's GSE status.

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

•	volatility in production expenses, including in commodity or fuel prices or labor costs or availability within any particular industry;

•	fluctuations in currency exchange markets or changes in the global economy that would reduce export demand for U.S. agricultural products;

•	slow or negative economic growth, which could reduce demand for U.S. agricultural products;

•	adverse changes in interest rates, agricultural land values, or other factors that may affect delinquency levels and credit losses on agricultural real estate mortgage loans;

•	legislative or regulatory developments or actions adversely affecting the agricultural sector or rural utilities industry;

•	changes in the general economy that could affect the availability of off-farm sources of income and prices of real estate for borrowers; and

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

Farmer Mac's business and ability to generate revenues and profits largely depends on its ability to purchase eligible loans or place eligible loans under guarantees or purchase commitments. Farmer Mac conducts a significant portion of its business with a small number of business partners. This results in vulnerability as existing assets pay down or mature and the status and needs of Farmer Mac's business partners evolve. In 2015, ten institutions generated approximately 55 percent of loan purchase volume in the Farm & Ranch line of business. As of December 31, 2015, approximately 95.7 percent of the $6.7 billion outstanding principal amount of AgVantage securities were issued by three institutions. Transactions with CFC have represented 100 percent of business volume under Farmer Mac's Rural Utilities line of business since its inception in 2008. Farmer Mac's ability to maintain the current relationships with its business partners or customers and the business generated by those business partners or customers is significant to Farmer Mac's business. Consequently, the loss of business from any one of Farmer Mac's key business partners could negatively impact Farmer Mac's revenues and profitability. Furthermore, Farmer Mac may not be able to replace the loss of business of a key business partner or customer with alternate sources of business due to limitations on the types of assets eligible for the secondary market provided by Farmer Mac under its charter, which could adversely affect Farmer Mac's business and result in a decrease in its revenues and profits.

The failure of an issuer to pay the outstanding principal amount or to issue new AgVantage securities upon the maturity of outstanding AgVantage securities could negatively affect Farmer Mac's liquidity position and income.

As of December 31, 2015, Farmer Mac had $6.7 billion of AgVantage securities outstanding, of which $1.4 billion and $1.6 billion will be maturing in 2016 and 2017, respectively. AgVantage securities are guaranteed by Farmer Mac as to the timely payment of interest and principal. The terms of most AgVantage securities do not require the periodic payment of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due. If the issuer of a maturing AgVantage security defaults and does not pay the outstanding principal amount due upon maturity, Farmer Mac's liquidity position could be negatively affected because Farmer Mac will be required to obtain funds in a significant amount to pay the holder of the AgVantage security or, for AgVantage securities owned by Farmer Mac, to pay off the debt securities used to fund the purchase of the AgVantage securities. Farmer Mac's income could also be adversely affected if the issuer of a maturing AgVantage security does not issue new AgVantage securities to replace the maturing securities and Farmer Mac does not find alternate sources of business, or if the net interest margin earned by Farmer Mac on new AgVantage securities that replace maturing AgVantage securities is lower than the margin earned on the maturing AgVantage securities.

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

In the Farm & Ranch line of business, repayment of eligible loans typically depends on the success of the related farming operation, which, in turn, depends on many variables and factors over which farmers may have little or no control, such as weather conditions, animal and plant disease outbreaks, restrictions on water supply, economic conditions (both domestic and international), demand for U.S. agricultural products, and political conditions. Farmer Mac's credit risk may also increase in the case of a loan with a balloon payment due at maturity if the borrower seeks to refinance but is unable to do so. As of December 31, 2015, 65.8 percent of the loans in the Farm & Ranch line of business included balloon payments. In addition, loans to borrowers in industries that have had historically higher delinquency rates relative to Farmer Mac's overall portfolio may present a higher risk of delinquency in future periods. For example, as of December 31, 2015, loans to borrowers in the permanent plantings and part-time farm categories comprised a combined 20.1 percent of the Farm & Ranch portfolio, but delinquencies in these combined categories comprised 31.3 percent of the aggregate delinquencies for all commodity categories. As of December 31, 2015, loans to borrowers in the Agricultural Storage and Processing category (including ethanol facilities) comprised 1.4 percent of the Farm & Ranch portfolio, but cumulative net credit losses for this category comprised 45.5 percent of the cumulative net credit losses for all categories.

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

Farmer Mac's guarantee and purchase commitment obligations to third parties, including Farmer Mac Guaranteed Securities and LTSPCs, are obligations of Farmer Mac only and are not backed by the full faith and credit of the United States, FCA, or any other agency or instrumentality of the United States other than Farmer Mac. As of December 31, 2015, Farmer Mac had $4.6 billion of contingent liabilities related to Farmer Mac Guaranteed Securities and LTSPCs issued to third parties, which represents Farmer Mac's exposure if all loans underlying these guarantees and LTSPCs defaulted and Farmer Mac recovered no value from the related collateral. Farmer Mac's principal sources of funds for payments on all of its liabilities, including claims that may arise under its guarantees and LTSPCs, are the liquid assets held by Farmer Mac (including cash and cash equivalents), guarantee and commitment fees, interest payments on assets held by Farmer Mac, loan repayments, repayment of principal amounts due upon maturity of AgVantage securities, and proceeds from the issuance of debt securities.  If all of the loans underlying Farmer Mac's guarantees and LTSPCs defaulted and Farmer Mac recovered no value from the related collateral, the funds for payment on these guarantees and LTSPCs could be substantially less than the aggregate amount of the corresponding liabilities. It is difficult to quantify at any particular point in time the funds that would be available from interest payments, loan repayments, and maturing AgVantage securities for payment on Farmer Mac's guarantees and LTSPCs, and Farmer Mac's ability to issue debt as a source of repayment would be subject to its ability to access the debt markets and market conditions at that time. As of December 31, 2015, Farmer Mac held cash, cash equivalents, and other investment securities with a fair value of $4.0 billion that could be used as a source of funds for payment on its obligations. Although Farmer Mac believes that it remains well-collateralized on the assets underlying its guarantee and purchase commitment obligations to third parties and that the estimated probable losses for these obligations remain low relative to the amount available for payment of claims on these obligations, Farmer Mac's total contingent liabilities for these obligations exceed the amount it may have available for payment of claims on these obligations. See "Management's Discussion and Analysis—Risk Management—Credit Risk – Loans and Guarantees" for more information on Farmer Mac's management of credit risk.

Farmer Mac is exposed to swap counterparty credit risk on its non-cleared swaps that could materially and adversely affect its business, operating results, and financial condition.

Farmer Mac relies on interest rate swap contracts and hedging arrangements to effectively manage its interest rate risk. A significant portion of Farmer Mac's interest rate swap contracts are not cleared through swap clearinghouses, which creates swap counterparty credit risk on those non-cleared swaps. In managing this risk, Farmer Mac contracts only with counterparties that have investment grade credit ratings, establishes and maintains collateral requirements that are scaled based upon credit ratings, and enters into netting agreements. Additionally, new rules that become effective later this year will establish minimum requirements for the exchange of initial and variation margin between Farmer Mac and its swap dealer counterparties in non-cleared swaps transactions. However, failure to perform under a non-cleared derivatives contract by one or more of Farmer Mac's counterparties could disrupt Farmer Mac's hedging operations, particularly if Farmer Mac were entitled to a termination payment under the terms of the contract that it did not receive, or if Farmer Mac were unable to reposition the swap with a new counterparty. Of the $8.4 billion combined notional amount of interest rate swaps, $2.2 billion were not cleared through swap clearinghouses as of December 31, 2015. As of December 31, 2015, Farmer Mac's credit exposure to interest rate swap counterparties was $6.4 million excluding netting arrangements and $47,000 including netting arrangements.

Farmer Mac is exposed to counterparty credit risk on AgVantage securities that could materially and adversely affect its business, operating results, and financial condition.

Farmer Mac is exposed to credit risk from issuers of AgVantage securities. Each AgVantage security is a general obligation of an issuing institution secured by eligible loans in an amount at least equal to the outstanding principal amount of the security and guaranteed by Farmer Mac. However, most of Farmer Mac's AgVantage exposure is concentrated in a small number of issuers. Farmer Mac seeks to manage its risk to AgVantage counterparties by reviewing each institution for which Farmer Mac has AgVantage exposure and requiring those institutions to meet Farmer Mac's standards for creditworthiness. In addition, Farmer Mac requires some level of overcollateralization (currently between 102 percent and 125 percent of the principal amount of the securities issued) and in some cases, compliance by the counterparty with specified financial covenants for the life of the related AgVantage securities, for AgVantage securities secured by Farm & Ranch loans. As of December 31, 2015, nearly all of the AgVantage securities outstanding had been issued by three counterparties. A default by any of these counterparties could have a significant adverse effect on Farmer Mac's business, operating results, and financial condition.

Farmer Mac is exposed to counterparty credit risk on its investment securities that could materially and adversely affect its business, operating results, and financial condition.

Farmer Mac maintains an investment portfolio that can be drawn upon for liquidity needs. In addition to cash and cash equivalents (such as U.S. Treasury securities and short-term money market instruments), this portfolio consists of investment securities, including securities guaranteed by U.S. Government agencies and GSEs, GSE-issued preferred stock, corporate debt obligations, and auction-rate certificates. Though some of these investment securities do not qualify for purposes of calculating liquidity under the regulatory requirements prescribed by FCA, they still may be drawn upon for Farmer Mac's liquidity needs. Farmer Mac regularly reviews concentration limits to ensure that its investments are appropriately diversified and comply with policies approved by Farmer Mac's board of directors and with applicable FCA regulations, but Farmer Mac is still exposed to credit risk from issuers of the investment securities it holds. For example, as of December 31, 2015, Farmer Mac held at fair value, as part of its liquidity investment portfolio, $20.0 million of corporate debt securities, $83.4 million of asset-backed securities principally backed by U.S. Government-guaranteed student loans (including $44.9 million of auction-rate certificates), and $1.1 billion of investment securities guaranteed by GSEs. A default by multiple issuers of investment securities held by Farmer Mac, or by a single issuer of investment securities in which Farmer Mac is more heavily concentrated, could have an adverse effect on Farmer Mac's business, operating results, and financial condition.

Farmer Mac is exposed to interest rate risk that could materially and adversely affect its business, operating results, and financial condition.

Farmer Mac is subject to interest rate risk due to the possible timing differences in the cash flows of the assets it holds and related liabilities. Farmer Mac's primary strategy for managing interest rate risk is to fund asset purchases with liabilities that have similar duration and cash flow characteristics so that they will perform similarly as interest rates change. Through Farmer Mac's issuances of debt securities in the form of discount notes and medium-term notes coupled with interest rate swap contracts that adjust the characteristics of the debt issued, Farmer Mac seeks to match its liabilities closely with the cash flow and duration characteristics of its loans and other assets. However, the ability of borrowers to prepay their loans prior to the scheduled maturities increases the risk of asset and liability cash flow mismatches. In a changing interest rate environment, these cash flow mismatches could reduce Farmer Mac's earnings if assets repay sooner than expected and the resulting cash flows must be reinvested in lower-yielding investments, particularly if Farmer Mac's related funding costs cannot be correspondingly repaid. In addition, if assets repay more slowly than anticipated and the associated debt issued to fund the assets must be reissued at a higher yield, Farmer Mac's earnings could be adversely affected. As of December 31, 2015, of all the outstanding business volume held on Farmer Mac's balance sheet, $4.9 billion had a fixed interest rate and $6.4 billion had an indexed or non-indexed adjustable interest rate.

Farmer Mac is also subject to another type of interest rate risk due to changes in its cost of funds relative to floating rate market indexes (such as LIBOR) on some of the floating rate assets it holds, which is referred to as "basis risk." Some of Farmer Mac's floating rate assets reset on rate adjustment dates on the basis of a floating rate market index, whereas the related debt that Farmer Mac issued to fund those assets until their maturities may be refinanced on the basis of Farmer Mac's cost of funds at a particular time. Basis risk arises from the potential variability between the rates at which those floating rate assets reset and the rates at which Farmer Mac can issue or refinance debt to fund those assets until their maturities. Farmer Mac is also subject to basis risk on some of its fixed rate assets as a result of its use of pay-fixed interest rate swaps, combined with a series of discount note or medium-term note issuances, as an alternative source of effectively fixed rate funding. This risk arises because the rates at which Farmer Mac refinances its funding for some fixed rate assets through the issuance of discount notes or medium-term notes may vary from the agreed-upon rates based on the floating rate market index received by Farmer Mac on the associated swaps. If the rates on Farmer Mac’s discount notes or medium-term notes deteriorate relative to LIBOR during the time between when its indexed floating rate assets were first funded and when Farmer Mac refinances the associated debt or in cases when Farmer Mac uses pay-fixed swaps to fund its fixed rate assets, Farmer Mac is exposed to a commensurate reduction in its net effective spread. Conversely, if the rates on Farmer Mac’s discount notes or medium-term notes improve relative to LIBOR during that time or in cases when Farmer Mac uses pay-fixed swaps to fund its fixed rate assets, Farmer Mac would benefit from a commensurate increase in its net effective spread. Although Farmer Mac seeks to issue debt of sufficient maturity to reduce the frequency of required refinancing of that debt over the life of the associated asset, it may not be able to successfully do so, which could adversely impact its business, operating results, and financial condition. As of December 31, 2015, Farmer Mac held $5.8 billion of floating-rate assets in its lines of business and its liquidity investment portfolio that reset on the basis of floating rate market indexes, primarily one-month and three-month LIBOR. As of the same date, Farmer Mac also had $1.8 billion of interest rate swaps outstanding where Farmer Mac pays a fixed rate of interest and receives a floating rate of interest.

Changes in interest rates relative to Farmer Mac's management of interest rate risk through derivatives may cause volatility in financial results and capital levels and may adversely affect net income.

Farmer Mac enters into financial derivatives transactions to hedge interest rate risks inherent in its business and measures its financial derivatives at fair value. Although Farmer Mac's financial derivatives provide effective economic hedges of interest rate risk, changes in the fair values of financial derivatives can cause volatility in net income and in capital, particularly if those financial derivatives are not designated in hedge accounting relationships or if there is any ineffectiveness in a hedge accounting relationship. As interest rates increase or decrease, the fair values of Farmer Mac's derivatives change based on the position Farmer Mac holds relative to the specific characteristics of the derivative. Farmer Mac's core capital that is available to meet its statutory minimum capital requirement can be affected by changes in the fair values of financial derivatives, as noted above. Adverse changes in the fair values of Farmer Mac's financial derivatives that are not designated in hedge accounting relationships and any hedge ineffectiveness that results in a loss would reduce the amount of core capital available to meet this requirement, which could result in regulatory enforcement action against Farmer Mac if it were unable to meet the requirement. In 2015 and 2014, Farmer Mac recorded unrealized gains of $1.9 million and unrealized losses of $21.8 million, respectively, from changes in the fair values of its financial derivatives as a result of movements in interest rates during those years.

Changes in interest rates as well as certain credit events may trigger collateralization requirements for Farmer Mac under its derivatives contracts, which could adversely affect Farmer Mac's liquidity position and operating results.

Farmer Mac uses derivatives contracts to help manage its interest rate risk. Changes in interest rates have required, and in the future may require, Farmer Mac to post cash or investment securities to its derivative counterparties to reflect the changes in fair market values of Farmer Mac's derivatives as a result of the changes in interest rates. For example, as of December 31, 2015, Farmer Mac posted $38.0 million of cash as collateral for its derivatives in net liability positions. If changes in interest rates were to result in a significant decrease in the fair value of Farmer Mac's derivatives, Farmer Mac would be required to post a significant amount of cash, cash equivalents, or investment securities, possibly within a short period of time, to satisfy its obligations under its derivatives contracts. Farmer Mac's derivatives contracts currently contain provisions establishing minimum threshold collateral amounts, ranging between $15 million and $25 million, below which Farmer Mac is not required to post collateral, though these amounts may be reduced to zero upon the occurrence of specified credit events such as insolvency, receivership, failure to make a payment under the contract when due, or failure to continue as an instrumentality of the United States. The amount required to be posted would increase if Farmer Mac also experienced a credit event triggering full collateralization of its derivatives positions without any minimum threshold. Additionally, new rules that become effective later this year will establish minimum requirements for the exchange of initial and variation margin between Farmer Mac and its swap dealer counterparties in non-cleared swaps transactions. These rules or the evolving norms of the derivatives industry as a result of these rules may cause some or all of Farmer Mac's swap counterparties to seek to amend the provisions in their derivatives contracts with Farmer Mac related to the minimum threshold collateral amounts below which Farmer Mac would not be required to post collateral for currently existing swaps and/or swaps entered into in the future, which could significantly increase the amount of collateral Farmer Mac is required to post or could require a full collateralization of Farmer Mac's derivatives positions. As of December 31, 2015, the amount that would have been required for full collateralization of Farmer Mac's derivatives positions given the fair value of Farmer Mac's derivatives at that time was $45.2 million. If Farmer Mac were required to significantly increase the amount of collateral it is required to post or fully collateralize its derivatives position in an adverse interest rate environment, it could have a negative effect on Farmer Mac's liquidity position and operating results.

Incorrect estimates and assumptions by management in preparing financial statements could adversely affect Farmer Mac's business, operating results, reported assets and liabilities, financial condition, and capital levels.

Incorrect estimates and assumptions by management in connection with the preparation of Farmer Mac's consolidated financial statements could adversely affect the reported amounts of assets and liabilities and the reported amounts of income and expenses. The preparation of Farmer Mac's consolidated financial statements requires management to make certain critical accounting estimates and assumptions that could affect the reported amounts of assets and liabilities and the reported amounts of income and expense during the reporting periods. For example, as of December 31, 2015, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $6.1 billion whose fair values were estimated by management in the absence of readily determinable fair values (in other words, level 3). These financial instruments measured as level 3 represented 39 percent of total assets and 69 percent of financial instruments measured at fair value as of December 31, 2015. Further information regarding fair value measurement is included in "Management's Discussion and Analysis—Critical Accounting Policies—Fair Value Measurement." If management makes incorrect assumptions or estimates, Farmer Mac may understate or overstate reported financial results, which could materially and adversely affect Farmer Mac's business, operating results, reported assets and liabilities, financial condition, and capital levels.

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

Farmer Mac relies on market observations to determine the fair value of its investment securities, although the market data Farmer Mac relies upon may not reflect the actual sale conditions that Farmer Mac would face when selling its investment securities. For example, the market value of auction-rate certificates held by Farmer Mac depends in large part on the amounts and timing of the expected cash flows on these securities, which may be highly uncertain. Therefore, a change in the amounts or timing of cash flows could materially alter the market price of those securities. Subsequent valuations of these and other investment securities, in light of factors then prevailing, may result in significant changes in the value of Farmer Mac's investment securities. For example, the current market values for the auction-rate certificates and GSE subordinated debt held by Farmer Mac are significantly below their amortized cost due to widening credit spreads after purchase. As of December 31, 2015, the fair values of Farmer Mac's auction-rate certificates and GSE subordinated debt were $44.9 million and $66.2 million, respectively, compared to Farmer Mac's amortized cost of $46.5 million and $70.0 million, respectively, for each of these classes of investment securities.

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

Any failure, interruption, or breach in Farmer Mac's information systems, including the occurrence of successful cyber incidents or a significant deficiency in Farmer Mac's cyber security, could result in a loss of business, damage to Farmer Mac's reputation, the disclosure or misuse of confidential or proprietary information, or increased costs or liability to Farmer Mac, which could adversely affect Farmer Mac's business, operating results, or financial condition.

Farmer Mac relies heavily on information systems, including from third parties, to conduct and manage its business operations.  These information systems encompass an integrated set of hardware, software, infrastructure, and trained personnel organized to facilitate the planning, control, coordination, and decision-making processes occurring within Farmer Mac. As Farmer Mac's reliance on information systems has increased, so have the risks posed to its systems, including the effect of events that would threaten the confidentiality, integrity, or availability of Farmer Mac's information resources, known as cyber incidents. Farmer Mac has undertaken preventive measures and devotes significant resources to regularly audit, upgrade, and maintain its information systems and cyber security program according to industry best practices. Specifically, Farmer Mac's cyber security program routinely assesses Farmer Mac's cyber security risk profile and seeks to ensure there are sufficient measures and safeguards in place to mitigate the risks identified. However, Farmer Mac may not be able to prevent, address on a timely and adequate basis, or fully mitigate the negative effects associated with a successful cyber attack on Farmer Mac's or its third party information systems, which could adversely affect Farmer Mac's business, operating results, or financial condition. A failure or interruption in any of Farmer Mac's information systems could result in a disruption or malfunction of its operations, which could adversely affect Farmer Mac's ability to conduct business with its lenders, loan servicers, service providers, or other counterparties, result in financial loss, or cause damage to Farmer Mac's reputation.

The secure transmission, processing, and storage of Farmer Mac's confidential, proprietary, and other information assets through Farmer Mac's or its third party information systems is instrumental to Farmer Mac's operations. Any action that results in unauthorized access to Farmer Mac's information systems by third parties, including through viruses, malware, cyber attacks, or other information system breaches, could disrupt Farmer Mac's operations, corrupt its data, or result in the misappropriation, unauthorized release, loss, or destruction of the confidential, proprietary, or other information assets of its lenders, loan servicers, service providers, or other counterparties. Similar to many other financial institutions, Farmer Mac faces regular attempts by third parties to gain unauthorized access to its information systems. To Farmer Mac's knowledge, no cyber incident has resulted in unauthorized access to Farmer Mac's or its customers' confidential, proprietary, or other information . However, any future instance in which unauthorized access to Farmer Mac's information systems or sensitive information is obtained could cause Farmer Mac to experience prolonged operational interruption, damage to its reputation, material loss of business, legal liability, or increased costs from private data exposure, which could adversely affect Farmer Mac's business, operating results, or financial condition.

Farmer Mac depends on third-party vendors, including loan servicers, information systems providers, and other service providers, to protect confidential information from unauthorized access and dissemination, and these vendors' failure to do so could result in liability for Farmer Mac or damage Farmer Mac's reputation, which could have a negative effect on Farmer Mac's business, operating results, or financial condition.

Farmer Mac relies on third-party vendors, including loan servicers, information systems providers, and other service providers, to perform various functions for Farmer Mac. In the course of these activities, these vendors collect and have access to a variety of confidential or proprietary information, including, among others, sensitive financial information, information presented to Farmer Mac's board of directors, information provided to Farmer Mac's regulators, information about the lenders that participate in Farmer Mac's lines of business, and personal financial information about the borrowers with loans included in one of Farmer Mac's lines of business. Any unauthorized access to a vendor's information systems by third parties, including through viruses, malware, cyber attacks, or other information system breaches, could result in the misappropriation and unauthorized release of the confidential or proprietary information entrusted to Farmer Mac. Also, any vendor's employees or agents that have access to confidential or proprietary information could inadvertently disseminate the information to unauthorized third parties. Any unauthorized access to or dissemination of confidential or proprietary information could result in liability for Farmer Mac or damage Farmer Mac's reputation, either of which could have a negative effect on Farmer Mac's business, operating results, or financial condition.

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

The trading price of Farmer Mac's Class C non-voting common stock has at times experienced substantial price volatility and may continue to be volatile. For example, from January 2015 to December 2015, the closing price of the stock ranged from $22.41 per share to $33.01 per share. The trading price may fluctuate in response to various factors, including short sales, hedging, the presence or absence of a share repurchase program, or stock market influences in general that are unrelated to Farmer Mac's operating performance. In September 2015, Farmer Mac implemented a share repurchase program under which it is authorized to repurchase up to $25 million of its Class C non-voting common stock until September 2017. As of December 31, 2015, approximately $14.5 million of this authorization remained. In addition, as a component of compensation for officers, directors, and employees, Farmer Mac typically grants equity awards each year that are based on the Class C non-voting common stock, including stock appreciation rights and restricted stock that vest over time or upon the achievement of specified performance goals. Sales of stock acquired upon vesting or the exercise of equity awards by Farmer Mac's officers, directors, or employees, whether pursuant to an established trading plan or otherwise, could adversely affect the trading price of Farmer Mac's Class C non-voting common stock. These factors may be exacerbated during periods of low trading volume for Farmer Mac's Class C non-voting common stock, which averaged approximately 39,000 shares daily during 2015, and may have a prolonged negative effect on its trading price or increase price volatility.

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

Farmer Mac maintains its principal office at 1999 K Street, N.W., 4th Floor, Washington, D.C. 20006, under the terms of a sublease that began on October 1, 2011 and ends on August 30, 2024. Farmer Mac also maintains an office located at 5408 N.W. 88th Street, Suite 120, Johnston, Iowa 50131, under the terms of a lease that began on July 1, 2013 and ends on June 30, 2018. Farmer Mac's offices are suitable and adequate for its current and currently anticipated needs.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)Farmer Mac has three classes of common stock outstanding – Class A voting common stock, Class B voting common stock, and Class C non-voting common stock.  Ownership of Class A voting common stock is restricted to banks, insurance companies, and other financial institutions or similar entities that are not institutions of the FCS.  Ownership of Class B voting common stock is restricted to institutions of the

FCS.  There are no ownership restrictions on the Class C non-voting common stock.  Under the terms of the original public offering of the Class A and Class B voting common stock, Farmer Mac reserved the right to redeem at book value any shares of either class held by an ineligible holder.

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

As of March 1, 2016, there were 983 registered owners of the Class A voting common stock, 77 registered owners of the Class B voting common stock, and 919 registered owners of the Class C non-voting common stock.

The information below represents the high and low closing sales prices for shares of both the Class A and Class C common stock for the periods indicated below, as reported by the New York Stock Exchange:

	Sales Prices
	Class A Stock		Class C Stock
	High	Low	High	Low
	(per share)
2016
First quarter (through March 1, 2016)	$29.99	$26.09	$33.92	$26.36
2015
Fourth quarter	$27.04	$24.75	$32.77	$25.67
Third quarter	27.98	25.50	29.48	22.41
Second quarter	29.20	23.43	33.01	29.06
First quarter	28.25	19.64	32.80	26.43
2014
Fourth quarter	$24.98	$20.03	$33.82	$26.40
Third quarter	26.50	22.75	33.75	28.34
Second quarter	28.50	22.60	35.82	29.52
First quarter	28.55	22.41	33.37	29.36

The dividend rights of all three classes of Farmer Mac's common stock are the same, and dividends may be paid on common stock only when, as, and if declared by Farmer Mac's board of directors in its sole discretion, subject to compliance with applicable capital requirements and payment of dividends on any outstanding preferred stock.  On February 6, 2014, Farmer Mac's board of directors declared a quarterly dividend of $0.14 per share on Farmer Mac's common stock payable for first quarter 2014. That dividend rate was paid quarterly through fourth quarter 2014. On February 5, 2015, Farmer Mac's board of directors declared a quarterly dividend of $0.16 per share on Farmer Mac's common stock payable for first quarter 2015. That dividend rate was paid quarterly through fourth quarter 2015. On March 2, 2016, Farmer Mac's board of directors declared a quarterly dividend of $0.26 per share on Farmer Mac's common stock payable on March 31, 2016. See "Business—Finance—Equity Issuance" for more information on Farmer Mac's common stock.

Farmer Mac seeks to provide a competitive return on its common stockholders' investments through the payment of cash dividends while retaining sufficient capital to support future growth in its business and to meet regulatory requirements and metrics established by Farmer Mac's board of directors. Farmer Mac expects to maintain a growing and sustainable common dividend and to target a common dividend payout ratio of its core earnings to common stockholders that is anticipated to grow over time to approximately 30 percent. However, the declaration and payment of future dividends to holders of Farmer Mac's common stock are at the discretion of Farmer Mac's board of directors and depend on many factors, including Farmer Mac's financial condition, actual results of operations and earnings, the capital needs of Farmer Mac's business, regulatory requirements, and other factors that Farmer Mac's board deems relevant. Farmer Mac's ability to pay dividends on its common stock is also subject to the payment of dividends on its outstanding preferred stock.  Applicable FCA regulations require Farmer Mac to provide FCA with 15 days' advance notice of certain capital distributions. Farmer Mac's ability to declare and pay dividends could be restricted if it were to fail to comply with applicable capital requirements.  See Note 9 to the consolidated financial statements for more information about Farmer Mac's capital position and see "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements" for more information on the capital requirements applicable to Farmer Mac.

Information about securities authorized for issuance under Farmer Mac's equity compensation plans appears under "Equity Compensation Plans" in Farmer Mac's definitive proxy statement to be filed on or about April 1, 2016.  That portion of the definitive proxy statement is incorporated by reference into this Annual Report on Form 10-K.

Farmer Mac is a federally chartered instrumentality of the United States, and its common stock is exempt from registration under Section 3(a)(2) of the Securities Act. One type of transaction related to Farmer Mac's common stock occurred during fourth quarter 2015 that was not registered under the Securities Act and not otherwise reported on a Current Report on Form 8-K:

•
On October 7, 2015, pursuant to Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 140 shares of its Class C non-voting common stock to the three directors who elected to receive such stock in lieu of a portion of their cash retainers.  The number of shares issued to the directors was calculated based on a price of $25.93 per share, which was the closing price of the Class C non-voting common stock on September 30, 2015, the last business day of the third quarter, as reported by the New York Stock Exchange.

Performance Graph.  The following graph compares the performance of Farmer Mac's Class A voting common stock and Class C non-voting common stock with the performance of the New York Stock Exchange Composite Index (the "NYSE Comp") and the Standard & Poor's 500 Diversified Financials Index (the "S&P 500 Div Fin") over the period from December 31, 2010 to December 31, 2015.  The graph assumes that $100 was invested on December 31, 2010 in each of:  Farmer Mac's Class A voting common stock; Farmer Mac's Class C non-voting common stock; the NYSE Comp; and the S&P 500 Div Fin.  The graph also assumes that all dividends were reinvested into the same securities throughout the past five years.  Farmer Mac obtained the information contained in the performance graph from SNL Financial.

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

(b)	Not applicable.

(c)	The table below sets forth information regarding Farmer Mac's purchases of shares of its outstanding Class C non-voting common stock during the quarter ended December 31, 2015:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Approximate Maximum Dollar Value That May Yet Be Purchased Under the Plan
	(Dollars in thousands, except per share information)
Period:
October 1, 2015 – October 31, 2015	66,559	$28.16	66,559	$20,338
November 1, 2015 – November 30, 2015	88,141	30.00	88,141	17,694
December 1, 2015 – December 31, 2015	103,245	31.03	103,245	14,490
Total	257,945	29.94	257,945

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

The selected consolidated financial data presented below is summarized from Farmer Mac's consolidated balance sheet data as of December 31, 2015 and the five-year period then ended, as well as selected results of operations data for the five-year period then ended.  This data should be reviewed in conjunction with the audited consolidated financial statements and related notes and with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.

	As of December 31,
Summary of Financial Condition:	2015	2014	2013	2012	2011
	(dollars in thousands)
Cash and cash equivalents	$1,210,084	$1,363,387	$749,313	$785,564	$817,046
Investment securities	2,775,516	1,939,188	2,484,075	2,499,629	2,184,490
Farmer Mac Guaranteed Securities	5,426,621	5,453,901	5,091,600	4,766,258	4,289,272
USDA Securities	1,917,319	1,771,532	1,612,013	1,590,783	1,491,905
Loans, net	3,962,044	3,520,075	3,193,248	2,729,774	2,894,156
Total assets	15,540,354	14,287,821	13,361,780	12,622,201	11,883,508
Notes payable:
Due within one year	9,111,461	7,353,953	7,338,781	6,567,366	6,087,879
Due after one year	4,967,036	5,471,186	5,001,169	5,034,739	4,104,882
Total liabilities	14,986,634	13,505,992	12,787,311	12,029,239	11,328,975
Stockholders' equity	553,517	545,801	332,616	351,109	312,680
Non-controlling interest(1)	203	236,028	241,853	241,853	241,853
Capital:
Statutory minimum capital requirement	$462,070	$421,328	$398,531	$374,037	$348,649
Core capital	564,536	766,296	590,671	518,993	475,163
Capital in excess of minimum capital requirement	102,466	344,968	192,140	144,956	126,514
Selected Financial Ratios:
Return on average assets(2)	0.32%	0.28%	0.55%	0.36%	0.13%
Return on average common equity(3)	13.83%	12.42%	28.17%	22.21%	8.18%
Average equity to assets(4)	3.69%	3.18%	2.63%	2.71%	2.57%
Average total equity to assets(5)	4.48%	4.91%	4.49%	4.68%	4.84%

(1)
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

(3)
Calculated as net income attributable to common stockholders divided by the simple average of beginning and ending stockholders' equity, net of preferred stock, at redemption value and accumulated other comprehensive (loss)/income, net of tax.

(4)	Calculated as the simple average of beginning and ending stockholders' equity divided by the simple average of beginning and ending total assets.

(5)	Calculated as the simple average of beginning and ending stockholders' equity and non-controlling interest divided by the simple average of beginning and ending total assets.

	For the Year Ended December 31,
Summary of Operations:	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Interest Income:
Net interest income after provision for loan losses	$124,654	$71,308	$109,934	$128,922	$130,090
Non-interest income:
Guarantee and commitment fees	14,077	14,694	15,627	14,330	15,426
Gains/(losses) on financial derivatives, hedging activities and trading assets	2,516	16,983	30,945	(19,522)	(89,190)
Gains/(losses) on asset sales and debt repurchases	9	(238)	3,575	18	269
(Losses)/gains on the sale of real estate owned	(1)	137	1,236	878	974
Lower of cost or fair value adjustment on loans held for sale	—	—	—	(5,943)	8,887
Other income	2,305	1,714	3,057	3,341	6,850
Non-interest income/(loss)	18,906	33,290	54,440	(6,898)	(56,784)
Non-interest expense	35,482	31,492	33,107	30,908	28,659
Income before income taxes	108,078	73,106	131,267	91,116	44,647
Income tax expense	34,239	2,824	33,752	22,156	5,797
Net income	73,839	70,282	97,515	68,960	38,850
Less: Net income attributable to non-controlling interest	(5,139)	(22,192)	(22,187)	(22,187)	(22,187)
Preferred stock dividends	(13,182)	(9,839)	(3,495)	(2,879)	(2,879)
Loss on retirement of preferred stock	(8,147)	—	—	—	—
Net income attributable to common stockholders	$47,371	$38,251	$71,833	$43,894	$13,784
Allowance for Losses Activity:
Provision for /(release of) losses	$208	$(3,166)	$448	$1,875	$(2,347)
Net charge-offs	3,772	41	4,004	2,501	252
Ending balance	6,563	10,127	13,334	16,890	17,516
Earnings Per Common Share and Dividends:
Basic earnings per common share	$4.33	$3.50	$6.64	$4.19	$1.32
Diluted earnings per common share	4.19	3.37	6.41	3.98	1.28
Common stock dividends per common share	0.64	0.56	0.48	0.40	0.20

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial information included in this report is consolidated to include the accounts of Farmer Mac and its three subsidiaries – Farmer Mac Mortgage Securities Corporation, Farmer Mac II LLC, and Contour Valuation Services, LLC. This discussion and analysis of financial condition and results of operations should be read together with Farmer Mac's consolidated financial statements and the related notes to the consolidated financial statements for the fiscal years ended December 31, 2015, 2014, and 2013.

Overview

Farmer Mac increased its outstanding business volume by $1.3 billion, or 9 percent, during 2015 to $15.9 billion as of December 31, 2015. The primary drivers of this increase were the addition of $522.3 million of Rural Utilities loans under LTSPCs (the first time Farmer Mac has provided LTSPCs on loans in the Rural Utilities line of business) and net loan growth of $417.8 million in the Farm & Ranch line of business. Farmer Mac also added a $300.0 million revolving floating rate AgVantage facility during 2015. Farmer Mac's net effective spread improved $5.7 million in 2015 compared to 2014. Credit quality remained stable for the year.

On March 30, 2015, Farmer Mac completed the capital restructuring initiative that began during 2014 to enhance its Tier 1 capital position. Under this initiative, Farmer Mac issued an aggregate of $150 million of non-cumulative preferred stock during the first half of 2014 and used the proceeds of these preferred stock offerings and cash on hand to cause Farmer Mac II LLC to redeem all of the outstanding shares of Farmer Mac II LLC Preferred Stock on its first redemption date. The redemption of the Farmer Mac II LLC Preferred Stock on March 30, 2015 triggered the immediate redemption of all of the related outstanding Farm Asset Linked Capital Securities ("FALConS"), which were the trust securities owned by investors that represented interests in the Farmer Mac II LLC Preferred Stock. The preferred stock issued in 2014 qualifies as Tier 1 capital for Farmer Mac. The Farmer Mac II LLC Preferred Stock did not constitute a Tier 1 capital-eligible security for Farmer Mac and was scheduled to step up in dividend rate by 2.0 percent on March 30, 2015. Going forward, Farmer Mac expects to decrease its preferred stock dividend payments by $14.1 million after-tax annually, compared to previous years in which the Farmer Mac II LLC Preferred Stock and the related FALConS were outstanding.

On September 8, 2015, Farmer Mac's board of directors approved a share repurchase program authorizing Farmer Mac to repurchase up to $25 million of its outstanding Class C non-voting common stock over the next two years. As of December 31, 2015, Farmer Mac had repurchased approximately 362,000 shares of Class C non-voting common stock at a cost of approximately $10.5 million under the share repurchase program. Farmer Mac also increased the quarterly dividend on all three classes of its common stock by 63 percent from $0.16 per share in each quarter of 2015 to $0.26 per share beginning in first quarter 2016. This represents the fifth consecutive year that Farmer Mac has increased its quarterly dividend from the prior year, and Farmer Mac believes that the most recent increase is supported by Farmer Mac's earnings potential and overall capital position.

Farmer Mac completed its cash management and liquidity initiative in fourth quarter 2014. As described above, Farmer Mac completed its capital restructuring initiative in first quarter 2015. The effects of both of these initiatives are explained in the comparisons of financial results between 2015, 2014, and 2013. Both of these initiatives are described in more detail in Farmer Mac's 2014 Annual Report on Form 10-K filed with the SEC on March 16, 2015.

Net Income and Core Earnings

Farmer Mac's net income attributable to common stockholders for 2015 was $47.4 million, compared to $38.3 million and $71.8 million, respectively, for 2014 and 2013. The increase in 2015 from 2014 and decrease in 2014 from 2013 were primarily attributable to the effects of unrealized fair value changes on financial derivatives and hedged assets, which was a $7.1 million after-tax gain in 2015, compared to a $6.5 million after-tax loss in 2014, and a $29.4 million after-tax gain in 2013. For more information about changes in net income attributable to common stockholders, see "—Results of Operations."

Farmer Mac's non-GAAP core earnings for 2015 were $47.0 million, compared to $53.0 million in 2014 and $54.9 million in 2013.

The $6.0 million decrease in core earnings in 2015 compared to 2014 was primarily attributable to: (1) the absence in 2015 of the net economic benefit of the cash management and liquidity initiative completed in 2014, which was $11.4 million after netting the related incremental after-tax financing costs over the term of the initiative with the tax benefit recognized in 2014, and (2) the loss of $5.6 million after-tax in preferred dividend income resulting from the fourth quarter 2014 redemption of $78.5 million of high-yielding preferred stock previously held in Farmer Mac's investment portfolio. Also contributing to the decrease was a $2.6 million after-tax increase in operating expenses primarily due to higher compensation costs resulting from the consolidation of Contour Valuation Services, LLC (Farmer Mac's appraisal subsidiary) and higher legal fees, consulting fees, and information services expenses related to corporate strategic initiatives. Credit-related expenses increased $2.3 million after-tax primarily due to provisions for losses in 2015 compared to releases from the allowance for losses in 2014. The decrease in core earnings in 2015 compared to 2014 was offset in part by: (1) a $7.7 million after-tax increase in net effective spread resulting from net growth in outstanding business volume, excluding the effect of the October 1, 2014 redemption of Farmer Mac's investment in $78.5 million of high-yielding preferred stock, and (2) a $7.6 million after-tax decrease in preferred dividend expense resulting from the redemption of all outstanding shares of Farmer Mac II LLC Preferred Stock in first quarter 2015.

The $1.9 million decrease in core earnings in 2014 compared to 2013 was primarily attributable to the effects of the capital restructuring initiative, which increased preferred dividend expense in 2014 by $6.3 million after-tax. Core earnings for 2013 included a $2.0 million after-tax gain on the sale of an available-for-sale investment security on which Farmer Mac realized tax benefits of $1.1 million, as well as a $1.0 million after-tax gain from the repurchase of debt, neither of which recurred in 2014. Also contributing to the decrease was a $1.9 million after-tax decrease in net effective spread resulting from the redemption of Farmer Mac's investment in $78.5 million of high-yielding preferred stock. Operating expenses increased $1.2 million after-tax in 2014 compared to 2013 due to increases in compensation expense and other costs related to corporate strategic initiatives. The decrease in core earnings was offset in part by the $11.4 million net economic benefit resulting from the cash management and liquidity initiative and a $1.8 million after-tax reduction in credit-related expenses due to releases from the allowance for losses in 2014.

Fair value changes on derivatives do not affect core earnings. For more information about the composition of core earnings, see "—Results of Operations."

Net Effective Spread

Net effective spread was $119.4 million for 2015 compared to $113.7 million and $116.6 million, respectively, for 2014 and 2013. In percentage terms, net effective spread for 2015 was 0.87 percent, compared to 0.91 percent and 0.96 percent, respectively, for 2014 and 2013.

For 2015 compared to 2014, the contraction in net effective spread in percentage terms was attributable to the loss of $6.5 million in preferred dividend income (5 basis points) from the October 2014 redemption of the high-yielding preferred stock previously held in Farmer Mac's investment portfolio and a higher average balance in cash and cash equivalents intended to increase Farmer Mac's liquidity position, partially offset by a shift towards products earning higher spreads. The year-over-year increase in dollars was primarily attributable to growth in outstanding business volume.

For 2014 compared to 2013, the contraction in net effective spread was primarily attributable to the loss of $2.1 million in preferred dividend income resulting from the October 2014 redemption of the high-yielding preferred stock previously held in Farmer Mac's investment portfolio (2 basis points). Also contributing to the decrease was a $2.2 million decrease in interest income received from non-accruing Farm & Ranch loans.

Business Volume

Farmer Mac added $3.2 billion of new business volume during 2015. The new business volume included purchases of $748.4 million of newly originated Farm & Ranch loans, purchases of $743.2 million of AgVantage securities, Rural Utilities loans added under LTSPCs of $522.3 million, Farm & Ranch loans added under LTSPCs of $427.8 million, purchases of $363.6 million of USDA Securities, the addition of a $300.0 million revolving floating rate AgVantage facility, Rural Utilities loan purchases of $108.3 million, and purchases of $13.3 million of Farmer Mac Guaranteed USDA Securities. Taking into account maturities and paydowns on existing assets, Farmer Mac's outstanding business volume was $15.9 billion as of December 31, 2015, an increase of $1.3 billion from December 31, 2014.

Capital

As of December 31, 2015, Farmer Mac's core capital level was $564.5 million, $102.4 million above the minimum capital level required by Farmer Mac's statutory charter.  As of December 31, 2014, Farmer Mac's core capital level was $766.3 million, which was $345.0 million above the minimum capital requirement. The decrease in capital in excess of the minimum capital level was due primarily to the redemption of the Farmer Mac II LLC Preferred Stock in first quarter 2015.

Credit Quality

Farmer Mac continued to maintain favorable credit quality, as substandard assets and the total allowance for losses in terms of both dollars and percentage of the Farm & Ranch portfolio decreased from their respective levels in 2014. During 2015, Farmer Mac reduced its total allowance for losses by $3.6 million, primarily attributable to the charge-off of the specific allowance in the amount of $3.7 million for two Agricultural Storage and Processing loans that financed one canola facility. As of December 31, 2015, Farmer Mac's 90-day delinquencies were $32.1 million (0.56 percent of the Farm & Ranch portfolio), compared to $18.9 million (0.35 of the Farm & Ranch portfolio) as of December 31, 2014. The primary cause of the increase in 90-day delinquencies during 2015 was the delinquency of those two Agricultural Storage and Processing loans. Although those two loans were outstanding and delinquent at December 31, 2015, Farmer Mac collected funds in the amount of $9.8 million to pay them off in January 2016. For more information about Farmer Mac's credit metrics, including 90-day delinquencies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

Critical Accounting Policies and Estimates

The preparation of Farmer Mac's consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented.  Actual results could differ from those estimates.  The critical accounting policies that are both important to the presentation of Farmer Mac's financial condition and results of operations and require complex, subjective judgments are the accounting policies for the allowance for losses and fair value measurement.

Allowance for Losses

Farmer Mac maintains an allowance for losses to cover estimated probable losses incurred as of the balance sheet date on loans held for investment ("allowance for loan losses") and loans that underlie off-

balance sheet Farmer Mac Guaranteed Securities and LTSPCs ("reserve for losses") based on available information. For purposes of this accounting policy, the allowance for loan losses and the reserve for losses are described collectively as the "allowance for losses" because the estimation methodology is identical for loans that are held for investment and for loans that underlie off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs.  Disaggregation by commodity type is performed, where appropriate, in analyzing the need for an allowance for losses.

The allowance for loan losses increases through periodic provisions for loan losses that are charged against net interest income. The reserve for losses increases through provisions for losses that are charged to non-interest expense. Both the allowance for loan losses and reserve for losses decrease by charge-offs for actual losses, net of recoveries.  Charge-offs represent losses on the outstanding principal balance, any interest payments previously accrued or advanced, and expected costs of liquidation.  Negative provisions, or releases of allowance for losses, occur when the estimate of probable losses as of the end of a period is lower than the estimate at the beginning of the period.

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

Rural Utilities

Farmer Mac separately evaluates the Rural Utilities loans it holds for investment and loans underlying LTSPCs to estimate any probable losses inherent in those assets. Farmer Mac has not provided an allowance for losses for the portfolio segment related to the Rural Utilities line of business based on the credit quality of the collateral supporting rural utilities assets.

Specific Allowance for Impaired Loans

Farmer Mac individually analyzes certain loans in its portfolio for impairment.  Farmer Mac's individually identified impaired loans generally include loans 90 days or more past due, in foreclosure, restructured, in bankruptcy, and certain performing loans that have previously been delinquent or are secured by real estate that produces agricultural commodities or products that are currently under stress.

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

As of December 31, 2015, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $6.1 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 39 percent of total assets and 69 percent of financial instruments measured at fair value as of December 31, 2015.

See Note 13 to the consolidated financial statements for more information about fair value measurement.

Results of Operations

Farmer Mac's net income attributable to common stockholders for 2015 was $47.4 million, or $4.19 per diluted common share, compared to $38.3 million, or $3.37 per diluted common share, for 2014 and $71.8 million or $6.41 per diluted common share, for 2013. Farmer Mac's non-GAAP core earnings for 2015 were $47.0 million, or $4.15 per diluted common share, compared to $53.0 million, or $4.67 per diluted common share for 2014 and $54.9 million, or $4.90 per diluted common share, for 2013.

Farmer Mac uses core earnings to measure corporate economic performance and develop financial plans because, in management's view, core earnings is a useful alternative measure in understanding Farmer Mac's economic performance, transaction economics, and business trends. Core earnings principally differs from net income attributable to common stockholders by excluding the effects of fair value fluctuations, which are not expected to have a cumulative net impact on financial condition or results of operations reported in accordance with GAAP if the related financial instruments are held to maturity, as is generally expected. Core earnings also differs from net income attributable to common stockholders by excluding specified infrequent or unusual transactions that Farmer Mac believes are not indicative of future operating results and that may not reflect the trends and economic financial performance of Farmer Mac's core business. Accordingly, the loss from retirement of the Farmer Mac II LLC Preferred Stock in first quarter 2015 has been excluded from core earnings because it is not a frequently occurring transaction and not indicative of future operating results. This is also consistent with Farmer Mac's previous treatment of these types of origination costs associated with securities underwriting that are capitalized and deferred during the life of the security. The inclusion of the effects of the cash management and liquidity initiative in core earnings is consistent with the inclusion in core earnings of the investment portfolio losses recognized in 2008 and 2009 that generated the capital loss carryforwards related to the tax benefits recognized in 2014. However, the interest expense, realized gains, and tax benefits for 2014 related to the cash management and liquidity initiative are not expected to significantly affect Farmer Mac's earnings beyond 2014.

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

A reconciliation of Farmer Mac's net income attributable to common stockholders to core earnings is presented in the following table along with a breakdown of the composition of core earnings:

Table 1

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$47,371	$38,251	$71,833
Less the after-tax effects of:
Unrealized gains/(losses) on financial derivatives and hedging activities	7,101	(6,480)	29,368
Unrealized gains/(losses) on trading assets (1)	793	1,038	(533)
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value(2)	(857)	(9,457)	(12,467)
Net effects of settlements on agency forward contracts	(395)	103	573
Loss on retirement of Farmer Mac II LLC Preferred Stock(3)	(6,246)	—	—
Sub-total	396	(14,796)	16,941
Core earnings	$46,975	$53,047	$54,892

Composition of Core Earnings:
Revenues:
Net effective spread(4)	$119,380	$113,693	$116,582
Guarantee and commitment fees(5)	17,155	16,780	16,591
Other(6)	(806)	(4,216)	3,421
Total revenues	135,729	126,257	136,594

Credit related expense/(income) (GAAP):
Provision for/(release of) losses	208	(3,166)	448
REO operating expenses	91	110	423
Losses/(gains) on sale of REO	1	(137)	(1,236)
Total credit related expense/(income)	300	(3,193)	(365)

Operating expenses (GAAP):
Compensation and employee benefits	22,047	19,009	17,817
General and administrative	13,111	12,197	11,563
Regulatory fees	2,413	2,381	2,375
Total operating expenses	37,571	33,587	31,755

Net earnings	97,858	95,863	105,204
Income tax expense(7)	32,562	10,785	24,630
Net income attributable to non-controlling interest (GAAP)	5,139	22,192	22,187
Preferred stock dividends (GAAP)	13,182	9,839	3,495
Core earnings	$46,975	$53,047	$54,892

Core earnings per share:
Basic	$4.29	$4.86	$5.07
Diluted	4.15	4.67	4.90
Weighted-average shares:
Basic	10,949	10,914	10,816
Diluted	11,309	11,360	11,209

(1)	Excludes realized gains related to securities sold, not yet purchased of $37.0 million during 2014.

(2)
Includes $7.5 million and $10.3 million related to the acceleration of premium amortization in 2014 and 2013, respectively, due to significant refinancing activity in the Rural Utilities line of business.

(3)	Relates to the write-off of deferred issuance costs as a result of the retirement of Farmer Mac II LLC Preferred Stock.

(4)
Includes reconciling adjustments to exclude amortization of premiums and discounts on assets consolidated at fair value to reflect core earnings amounts. Also includes reconciling adjustments to include the reclassification of expenses related to interest rate swaps not designated as hedges and reclassification of interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased.

(5)
Includes interest income and interest expense related to consolidated trusts owned by third parties reclassified from interest income and interest expense to guarantee and commitment fees to reflect that the net interest income Farmer Mac earns is effectively a guarantee fee on the consolidated Farmer Mac Guaranteed Securities.

(6)
Includes interest income and interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased. Also reflects reconciling adjustments for the reclassification to exclude expenses related to interest rate swaps not designated as hedges and fair value adjustments on financial derivatives and trading assets and a reconciling adjustment to exclude the recognition of deferred gains over the estimated lives of certain Farmer Mac Guaranteed Securities and USDA Securities. Includes $39.4 million of interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased and $37.0 million of realized gains on securities sold, not yet purchased during 2014. Includes $3.1 million of realized gains from the sale of an available-for-sale investment security during 2013.

(7)
Includes the tax impact of non-GAAP reconciling items between net income attributable to common stockholders and core earnings because those non-GAAP reconciling items are presented after tax. Income tax expense as reported in the consolidated statements of operations includes the reduction of $13.0 million tax valuation allowance against capital loss carryforwards related to capital gains on securities sold, not yet purchased during 2014, a reduction in tax valuation allowance of $0.9 million and $2.1 million associated with certain gains on investment portfolio assets during 2014 and 2013, respectively, and the reduction of $1.1 million of tax valuation allowance against capital loss carryforwards related to realized gains from the sale of an available-for-sale investment security during 2013.

Specifically, the five non-GAAP reconciling items between net income attributable to common stockholders and core earnings, presented on an after-tax basis, are:

1. Unrealized gains/(losses) on financial derivatives and hedging activities. The table below calculates the non-GAAP reconciling item for unrealized gains/(losses) on financial derivatives and hedging activities, after tax.

Table 2

Non-GAAP Reconciling Item for Unrealized Gains/(Losses) on Financial Derivatives and Hedging Activities, After Tax
	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Fair value hedges:
Gains on fair value hedges (see Table 8)	$9,065	$11,791	$11,308
No hedge designation:
Unrealized gains/(losses) due to fair value changes (see Table 8)	1,859	(21,760)	33,873
Unrealized gains/(losses) on financial derivatives and hedging activities, before tax	10,924	(9,969)	45,181
Income tax impact at 35% statutory corporate income tax rate	(3,823)	3,489	(15,813)
Unrealized gains/(losses) on financial derivatives and hedging activities, after tax	$7,101	$(6,480)	$29,368

2. Gains/(losses) on trading assets. The table below calculates the non-GAAP reconciling item for gains/(losses) on trading assets, after tax.

Table 3

Non-GAAP Reconciling Item for Unrealized Gains/(Losses) on Trading Assets, After Tax
	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Gains/(losses) on trading securities (see Consolidated Statements of Operations)	$1,220	$38,629	$(819)
Less:
Realized gains related to securities sold, not yet purchased (see "MD&A - Results of Operations - Gains and Losses on Trading Securities")	—	(37,032)	—
Unrealized gains/(losses) on trading assets, before tax	1,220	1,597	(819)
Income tax impact at 35% statutory corporate income tax rate	(427)	(559)	286
Unrealized gains/(losses) on trading assets, after tax	$793	$1,038	$(533)
3. Amortization of premiums/discounts and deferred gains on assets consolidated at fair value. The amount of this non-GAAP reconciling item is the recorded amount of premium, discount, or deferred gain amortization during the reporting period on those assets for which the premium, discount or deferred gain was based on the application of an accounting principle (e.g., consolidation of variable interest entities) rather than on a cash transaction (e.g., a purchase price premium or discount).

4. The net effect of settlements on agency forward contracts that are used as a short-term economic hedge of the issuance of debt. For GAAP purposes, realized gains or losses on settlements of agency forward contracts used as a short-term hedge of the issuance of debt are reported in the consolidated statements of operations in the period in which they occur. For core earnings purposes, these realized gains or losses on settlements of agency forward contracts are deferred and amortized as yield adjustments over the term of the related debt, which generally ranges from 3 to 15 years.
5. The loss on retirement of the Farmer Mac II LLC Preferred Stock in first quarter 2015 has been excluded from core earnings because it is not a frequently occurring transaction and not indicative of future operating results. This is also consistent with Farmer Mac's previous treatment of these types of origination costs associated with securities underwriting that are capitalized and deferred during the life of the security.
The following sections provide more detail regarding specific components of Farmer Mac's results of operations.

Net Interest Income.

The following table provides information regarding interest-earning assets and funding for the years ended December 31, 2015, 2014, and 2013.  The average balance of non-accruing loans is included in the average balance of loans, Farmer Mac Guaranteed Securities, and USDA Securities presented, though the related income is accounted for on a cash basis.  Therefore, as the average balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly.  The average balance of loans in consolidated trusts with beneficial interests owned by third parties is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities.  The interest income and expense associated with these trusts are shown in the net effect of consolidated trusts.

Table 4

	For the Year Ended
	December 31, 2015			December 31, 2014			December 31, 2013
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments(1)	$3,310,948	$13,338	0.40%	$3,659,527	$17,269	0.47%	$2,897,795	$21,940	0.76%
Loans, Farmer Mac Guaranteed Securities and USDA Securities(2)(3)	10,453,343	231,342	2.21%	9,729,840	209,860	2.16%	9,302,145	216,887	2.33%
Total interest-earning assets	13,764,291	244,680	1.78%	13,389,367	227,129	1.70%	12,199,940	238,827	1.96%
Funding:
Notes payable due within one year	6,013,079	13,472	0.22%	4,592,329	6,995	0.15%	4,532,662	7,939	0.18%
Notes payable due after one year(4)	7,235,869	108,479	1.50%	7,230,908	112,866	1.56%	7,140,897	122,399	1.71%
Other interest-bearing liabilities(5)	—	—	—%	909,261	39,007	4.29%	—	—	—%
Total interest-bearing liabilities(6)	13,248,948	121,951	0.92%	12,732,498	158,868	1.25%	11,673,559	130,338	1.12%
Net non-interest-bearing funding	515,344	—		656,869	—		526,381	—
Total funding	13,764,292	121,951	0.89%	13,389,367	158,868	1.19%	12,199,940	130,338	1.07%
Net interest income/yield prior to consolidation of certain trusts	13,764,292	122,729	0.89%	13,389,367	68,261	0.51%	12,199,940	108,489	0.89%
Net effect of consolidated trusts(7)	546,022	3,078	0.56%	358,017	2,086	0.58%	167,227	964	0.58%
Adjusted net interest income/yield	$14,310,314	$125,807	0.88%	$13,747,384	$70,347	0.51%	$12,367,167	$109,453	0.89%

(1)
Average balance in 2014 includes $906.4 million of securities purchased under agreements to resell. Includes $0.4 million of interest expense related to securities purchased under agreements to resell in 2014.

(2)
Includes $11.6 million and $15.9 million related to the acceleration of premium amortization in first quarter 2014 and fourth quarter 2013 due to refinancing activity in the Rural Utilities line of business.

(3)	Excludes interest income of $20.1 million, $13.9 million, and $7.9 million in 2015, 2014, and 2013, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(4)	Includes current portion of long-term notes.

(5)	Represents securities sold, not yet purchased.

(6)	Excludes interest expense of $17.1 million, $11.8 million, and $6.9 million in 2015, 2014, and 2013, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(7)	Includes the effect of consolidated trusts with beneficial interests owned by third parties.

Net interest income was $125.8 million for 2015 compared to $70.3 million for 2014 and $109.5 million for 2013. The overall net interest yield was 88 basis points for 2015, compared to 51 basis points for 2014 and 89 basis points for 2013.

The increase in net interest income in 2015 compared to 2014 primarily resulted from two items that did not recur in 2015 but were included in net interest income for 2014: (1) the acceleration of amortization of $11.6 million in premiums associated with certain Rural Utilities loans that were refinanced into other loan products in first quarter 2014; and (2) interest expense of $39.4 million associated with securities purchased under agreements to resell and securities sold, not yet purchased (related to Farmer Mac's cash management and liquidity initiative that began in second quarter 2014). The increase in net interest income was also attributable in part to an increase in the average outstanding balance of Farm & Ranch loans, USDA Securities, and AgVantage securities. The increase in net interest income was partially offset by the loss of $6.5 million in preferred dividend income due to the October 2014 redemption of high-yielding preferred stock previously held in Farmer Mac's investment portfolio.

The decrease in net interest income in 2014 compared to 2013 was primarily attributable to interest expense of $39.4 million associated with securities purchased under agreements to resell and securities sold, not yet purchased (related to Farmer Mac's cash management and liquidity initiative that began in second quarter 2014) and the loss of $2.1 million of preferred dividends due to the October 2014 redemption of high yielding preferred stock previously held in Farmer Mac's investment portfolio. Included in net interest income for 2014 and 2013 was the acceleration of amortization of $11.6 million and $15.9 million, respectively, in premiums associated with certain Rural Utilities loans that were recast into other loan products in first quarter 2014 and fourth quarter 2013.

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

Table 5

	2015 vs 2014			2014 vs 2013
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments(1)	$(2,381)	$(1,550)	$(3,931)	$(9,544)	$4,873	$(4,671)
Loans, Farmer Mac Guaranteed Securities and USDA Securities(2)	5,576	15,906	21,482	(16,716)	9,689	(7,027)
Total	3,195	14,356	17,551	(26,260)	14,562	(11,698)
Expense from other interest-bearing liabilities(3)	(43,136)	6,219	(36,917)	16,101	12,429	28,530
Change in net interest income prior to consolidation of certain trusts(4)	$46,331	$8,137	$54,468	$(42,361)	$2,133	$(40,228)

(1)	Includes $0.4 million of interest expense and an average balance of $906.4 million related to securities purchased under agreements to resell in 2014.

(2)
Includes $11.6 million and $15.9 million related to the acceleration of premium amortization in first quarter 2014 and fourth quarter 2013, respectively, due to refinancing activity in the Rural Utilities line of business.

(3)	Includes $39.0 million of interest expense and average balance of $909.3 million related to securities sold, not yet purchased in 2014.

(4)	Excludes the effect of debt in consolidated trusts with beneficial interests owned by third parties.

For 2015 compared to 2014, the decreases in income due to changes in rate on cash and investments reflects the effect of the October 1, 2014 redemption of $78.5 million of high-yielding preferred stock previously held in Farmer Mac's investment portfolio and an increase in the average balance of cash and cash equivalents in 2015 earning minimal yields. The average rate earned on cash and investments during 2014 included the effects of interest costs resulting from the slightly negative rate of return received on the securities purchased under agreements to resell (repos) that were part of Farmer Mac's cash management and liquidity initiative. Farmer Mac closed its positions in these securities in fourth quarter 2014, so they did not have an effect during 2015 as they did in 2014.  The increase in income due to changes in rate on loans, Farmer Mac Guaranteed Securities, and USDA Securities was due to the acceleration of amortization of premiums associated with certain Rural Utilities loans that occurred in 2014 but not in 2015, partially offset by the decline in market rates as reflected in the rates on loans and AgVantage securities acquired, reset, or refinanced during 2014 and 2015. The decrease in expense due to changes in rate reflects the retirement of older debt and the issuance of new debt at lower market rates and the effects of interest expense associated with high coupon U.S. Treasury securities sold, but not yet purchased, entered into beginning in second quarter 2014 as part of Farmer Mac's cash management and liquidity initiative. Farmer Mac closed these positions in fourth quarter 2014, so they did not have an effect during 2015 as they did in 2014. The decrease in income earned from cash and investments due to changes in volume was the result of a decline in the average balance of these assets. The increases in income from other interest-earning assets and in expense from other interest-bearing liabilities due to changes in volume reflect the increase in the average balance of on-balance sheet assets and the related funding for those assets, respectively.

For 2014 compared to 2013, the decreases in income due to changes in rate reflect positions in securities purchased under agreements to resell with a slightly negative rate of return, the reset of variable rate investments and adjustable rate mortgages to lower rates, the acceleration of premium amortization in first quarter 2014 and fourth quarter 2013 due to significant refinancing activity in the Rural Utilities line of business, and the acquisition of new lower-yielding investments, loans, Farmer Mac Guaranteed Securities, and USDA Securities.  The increase in expense due to changes in rate reflects the interest expense associated with high coupon U.S. Treasury securities sold, but not yet purchased, partially offset by decreased cost of funding due to lower interest rates in the debt markets. The increases due to changes in volume reflect the increase in on-balance sheet assets during 2014 compared to 2013 and the related funding for those assets, respectively.

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

Farmer Mac uses interest rate swaps to manage its interest rate risk exposure by synthetically modifying the interest rate reset or maturity characteristics of certain assets and liabilities.  The accrual of the contractual amounts due on interest rate swaps designated in hedge accounting relationships is included as an adjustment to the yield or cost of the hedged item and is included in net interest income. For interest rate swaps not designated in hedge accounting relationships, Farmer Mac records the income or expense related to the accrual of the contractual amounts due in "Gains/(losses) on financial derivatives and hedging activities" on the consolidated statements of operations.  However, Farmer Mac does include the accrual of the contractual amounts due for undesignated financial derivatives in its calculation of net effective spread, which is intended to reflect the net spread between the asset and all of its related funding, including any associated derivatives, whether or not they are in a hedge accounting relationship.

Farmer Mac's net interest income and net interest yield include net yield adjustments related to the amortization of premiums and discounts on assets consolidated at fair value. These premiums and discounts are amortized as adjustments to yield in interest income over the contractual or estimated remaining lives of the underlying assets. Farmer Mac excludes these amounts from net effective spread because they either do not reflect actual cash premiums paid for the assets at acquisition or are not expected to have an economic effect on Farmer Mac's financial performance if the assets are held to maturity, as is generally expected. Farmer Mac also excluded from net effective spread the amount of interest expense included in net interest income that was incurred during 2014 related to securities purchased under agreements to resell and securities sold, not yet purchased because the associated benefits from these securities were not similarly recorded in net interest income, but rather were recorded as income tax benefits. Because Farmer Mac's positions in these securities were closed during fourth quarter 2014, adjustments to net interest income for interest expense related to these securities were not necessary for 2015.

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

Table 6

	For the Year Ended December 31,
	2015		2014		2013
	Dollars	Yield	Dollars	Yield	Dollar	Yield
	(dollars in thousands)
Net interest income/yield prior to consolidation of certain trusts(1)(2)	$122,729	0.89%	$68,261	0.54%	$108,489	0.89%
Expense related to undesignated financial derivatives	(5,649)	(0.04)%	(9,425)	(0.07)%	(12,325)	(0.10)%
Amortization of premiums on assets consolidated at fair value(2)	2,300	0.02%	15,482	0.12%	20,418	0.17%
Interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased	—	—%	39,375	0.32%	—	—%
Net effective spread	$119,380	0.87%	$113,693	0.91%	$116,582	0.96%

(1)	For 2014, net interest yield is adjusted to remove the average balance of $0.9 billion related to securities purchased under agreements to resell.

(2)
Includes $11.6 million and $15.9 million related to the acceleration of premium amortization in first quarter 2014 and fourth quarter 2013 due to refinancing activity in the Rural Utilities line of business.

Net effective spread was $119.4 million for 2015 compared to $113.7 million and $116.6 million, respectively, for 2014 and 2013. In percentage terms, net effective spread for 2015 was 0.87 percent, compared to 0.91 percent and 0.96 percent, respectively, in 2014 and 2013.

For 2015 compared to 2014, the contraction in net effective spread in percentage terms was primarily attributable to the loss of $6.5 million in preferred dividend income (5 basis points) from the October 2014 redemption of the high-yielding preferred stock previously held in Farmer Mac's investment portfolio and a higher average balance in cash and cash equivalents intended to increase Farmer Mac's liquidity position, partially offset by a shift towards products earning higher spreads. The year-over-year increase in dollars was attributable to growth in outstanding business volume.

For 2014 compared to 2013, the contraction in net effective spread in both dollars and percentage terms is primarily attributable to the loss of $2.1 million in preferred dividend income resulting from the October 2014 redemption of the high-yielding preferred stock previously held in Farmer Mac's investment portfolio (2 basis points). Also contributing to the decrease was a $2.2 million decrease in interest income received from non-accruing Farm & Ranch loans (2 basis points).

See Note 14 to the consolidated financial statements for more information regarding net effective spread from Farmer Mac's individual business segments. Additionally, see "—Supplemental Information" for quarterly net effective spread by line of business.

Provision for and Release of Allowance for Loan Losses and Reserve for Losses.

The following table summarizes the components of Farmer Mac's total allowance for losses for each year in the three-year period ended December 31, 2015:

Table 7

	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Balance as of January 1, 2013	$11,351	$5,539	$16,890
(Release of)/provision for losses	(481)	929	448
Charge-offs	(4,004)	—	(4,004)
Balance as of December 31, 2013	6,866	6,468	13,334
Release of losses	(961)	(2,205)	(3,166)
Charge-offs	(86)	—	(86)
Recoveries	45	—	45
Balance as of December 31, 2014	5,864	4,263	10,127
Provision for/(release of) losses	2,388	(2,180)	208
Charge-offs	(3,772)	—	(3,772)
Balance as of December 31, 2015	$4,480	$2,083	$6,563

The provisions to the allowance for loan losses recorded during 2015 were primarily attributable to the establishment of a specific allowance for two Agricultural Storage and Processing loans that financed one canola facility due to a downgrade in risk rating resulting from collateral shortfalls relative to the unpaid principal balance for such loans. In fourth quarter 2015, Farmer Mac purchased these defaulted Agricultural Storage and Processing loans under the terms of the applicable LTSPC agreement. As a result, Farmer Mac recognized a charge-off of $3.7 million in fourth quarter 2015. The addition to the provision for losses in fourth quarter 2015 related to these loans was $0.1 million because Farmer Mac had previously established a specific allowance of $3.6 million for these loans as of September 30, 2015. In January 2016, Farmer Mac received funds in the amount of $9.8 million to pay off these Agricultural Storage and Processing loans. The provisions were offset by a reduction in the specific allowance for a permanent planting loan based on an updated appraised value of the collateral underlying that loan and releases from the general allowance from the reserve for losses due to substantial paydowns of Agricultural Storage and Processing loans underlying LTSPCs resulting from repayments of these loans at par.

The releases from the allowance for loan losses and the reserve for losses during 2014 were primarily related to a decrease in the general allowance due to substantial paydowns of ethanol loans held for investment and loans underlying LTSPCs, as well as a general improvement in the quality of the ethanol loans remaining in the portfolio.

The releases from the allowance for loan losses during 2013 were primarily related to a decrease in the general allowance due to improved credit quality in the Farm & Ranch loans held for investment. The charge-offs in 2013 included a $3.6 million charge-off related to one ethanol loan that was foreclosed during first quarter 2013 and for which Farmer Mac recorded a gain of $1.1 million upon sale of the REO property in second quarter 2013. The provisions to the reserve for losses in 2013 were primarily attributable to increased estimated probable losses inherent in Farmer Mac's non-ethanol related Agricultural Storage and Processing loans (e.g., grain elevators and cold storage) due to an enhancement in Farmer Mac's loss methodology that takes into consideration the more developed and specialized nature of these types of properties.

As of December 31, 2015 and December 31, 2014, Farmer Mac's allowance for loan losses was $4.5 million compared to $5.9 million as of December 31, 2014. As of December 31, 2015, Farmer Mac's reserve for losses was $2.1 million compared to $4.3 million as of December 31, 2014. See Note 8 to the consolidated financial statements and "—Risk Management—Credit Risk – Loans and Guarantees."

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs, were $14.1 million for 2015, compared to $14.7 million and $15.6 million, respectively, for 2014 and 2013. The decrease in guarantee and commitment fees was primarily attributable to a lower average balance outstanding for off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs, offset in part by the addition of $522.3 million of Rural Utilities loans under LTSPCs in the second half of 2015, which is the first time Farmer Mac has provided LTSPCs on loans in the Rural Utilities line of business.

Gains and Losses on Financial Derivatives and Hedging Activities.  The effect of unrealized and realized gains and losses on Farmer Mac's financial derivatives and hedging activities was net gains of $2.5 million for 2015, compared to net losses of $21.6 million for 2014 and net gains of $31.8 million for 2013.

The components of gains and losses on financial derivatives and hedging activities for the years ended December 31, 2015, 2014, and 2013 are summarized in the following table:

Table 8

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Fair value hedges:
Unrealized gains/(losses) due to fair value changes:
Financial derivatives(1)	$5,965	$(2,729)	$29,538
Hedged items	3,100	14,520	(18,230)
Gains on fair value hedging activities	9,065	11,791	11,308
Cash flow hedges:
Loss recognized (ineffective portion)	(551)	(10)	(39)
Losses on cash flow hedges	(551)	(10)	(39)
No hedge designation:
Unrealized gains/(losses) due to fair value changes	1,859	(21,760)	33,873
Realized:
Expense related to financial derivatives	(5,098)	(9,415)	(12,286)
Losses due to terminations or net settlements	(2,744)	(2,252)	(1,092)
(Losses)/gains on financial derivatives not designated in hedging relationships	(5,983)	(33,427)	20,495
Gains/(losses) on financial derivatives and hedging activities	$2,531	$(21,646)	$31,764

(1)
Included in the assessment of hedge effectiveness as of December 31, 2015, but excluded from the amounts in the table, were losses of $9.2 million, for the year ended December 31, 2015, attributable to the fair value of the swaps at the inception of the hedging relationship. Accordingly, the amounts recognized as hedge ineffectiveness for the year ended December 31, 2015 were gains of $0.1 million. The comparable amounts as of December 31, 2014 were losses of $11.6 million for the year ended December 31, 2014, attributable to the fair value of the swaps at the inception of the hedging relationship and, accordingly, losses of $0.2 million for the year ended December 31, 2014, attributable to hedge ineffectiveness. The comparable amounts as of December 31, 2013 were losses of $11.8 million for the year ended December 31, 2013, attributable to the fair value of the swaps at the inception of the hedging relationships and, accordingly, gains of $0.5 million for the year ended December 2013, attributable to hedge ineffectiveness.

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

Gains and Losses on Trading Securities.  During 2015, Farmer Mac recorded unrealized gains on trading securities of $1.2 million, compared to realized and unrealized gains of $38.6 million during 2014 and unrealized losses of $0.8 million during 2013. During 2015, $0.8 million of gains related to financial assets selected to be carried at fair value with changes in fair value included in earnings (the fair value option), compared to recorded gains of $1.2 million during 2014 and recorded losses of $1.3 million during 2013. Farmer Mac has not elected to account for any financial assets under the fair value option since 2008. Of the total gains recognized during 2014, $37.0 million related to realized gains on securities sold, not yet purchased as part of Farmer Mac's cash management and liquidity initiative.

Gains and Losses on Sale of Available-for-Sale Investment Securities. During 2015, Farmer Mac realized net gains of $9,000, compared to realized net losses of $0.2 million and realized net gains of $2.1 million, respectively, for 2014 and 2013. The realized net gains recognized during 2015 were from sales of securities from the available-for-sale investment portfolio which were partially offset by $0.1 million of other-than-temporary impairment losses on two available-for-sale auction rate certificates. As of December 31, 2015, Farmer Mac intends to sell the securities in 2016 at a price of 99.63 percent of par pursuant to a forward sales agreement. The net losses in 2014 related to sales of two auction-rate certificates at a price of 97 percent of par, resulting in realized losses of $0.8 million, which were partially offset by realized gains from sales of other securities from the available-for-sale investment portfolio. The gains in 2013 were primarily due to the sale of a mortgage-backed security from the available-for-sale investment portfolio, which resulted in a $3.1 million gain.

Gains on the Repurchase of Debt. No debt repurchases were made in 2015 or 2014. During 2013, Farmer Mac repurchased $29.1 million of outstanding debt at a gain of $1.5 million.

Gains and Losses on Sale of Real Estate Owned. During 2015, 2014, and 2013, Farmer Mac realized losses of $1,000 and gains of $0.1 million and $1.2 million, respectively, from the sales of real estate owned.

Other Income. Other income totaled $2.3 million during 2015, compared to $1.7 million and $3.1 million, respectively, for 2014 and 2013. Other income during 2015 included the recognition of $0.6 million of appraisal fees received by Farmer Mac's consolidated appraisal company subsidiary, Contour Valuation Services, LLC, which was formed in fourth quarter 2014. Farmer Mac's recognition of appraisal fees received by Contour Valuation Services, LLC was immaterial in 2014. Other income during 2015, 2014, and 2013 also included the recognition of $1.0 million, $0.9 million, and $1.2 million, respectively, of gains previously deferred in accumulated other comprehensive income related to fair value changes of certain available-for-sale securities contributed to Farmer Mac II LLC in 2010, and other miscellaneous items. Additionally, the decrease in other income in 2014 compared to 2013 was primarily attributable to the collection in 2013 of $0.4 million in late fees upon final payoff of a defaulted loan, which did not recur in 2014, and a decrease in other miscellaneous fee income.

Compensation and Employee Benefits.  Compensation and employee benefits were $22.0 million in 2015, compared to $19.0 million and $17.8 million, respectively, in 2014 and 2013. The increase in compensation and employee benefits in 2015 compared to 2014 was due primarily to payment of higher incentive compensation driven by meeting certain performance targets, an increase in average headcount, annual salary adjustments, and adjustments to stock compensation expense to reflect changes in forfeiture rates. Compensation costs for 2015 and 2014 also included $1.0 million and $40,000, respectively, in compensation costs for Farmer Mac's consolidated appraisal company subsidiary, Contour Valuation Services, LLC. The increase in compensation and employee benefits in 2014 compared to 2013 was due primarily to increased headcount and annual salary adjustments. The increase in annual salary adjustments reflects a change to the allocation of total compensation elements for Farmer Mac's executive officers in 2014 that resulted in a shift in compensation opportunity toward base salary and annual cash compensation and a commensurate reduction in the targeted value of equity-based long-term incentive compensation.

General and Administrative Expenses.  General and administrative expenses, including legal, audit, and consulting fees, were $13.1 million for 2015 compared to $12.2 million and $11.6 million, respectively, for 2014 and 2013. The increase in general and administrative expenses in 2015 compared to 2014 was due primarily to legal fees incurred for the preparation of comment letters in response to FCA's proposed rule on Farmer Mac's board governance and standards of conduct and higher legal and consulting fees and information services expenses related to corporate strategic initiatives. Additionally, general and administrative costs for 2015 and 2014 included $0.5 million and $0.1 million, respectively, in operating expenses for Farmer Mac's consolidated appraisal company subsidiary. The increase in general and administrative expenses in 2014 compared to 2013 were primarily attributable to fees related to Farmer Mac's cash management and liquidity initiative and other corporate strategic initiatives.

Regulatory Fees.  Regulatory fees (which consist of the fees paid to FCA) were $2.4 million for 2015, 2014, and 2013. FCA has advised Farmer Mac that its estimated fees for the federal fiscal year ending September 30, 2016 will remain at the same level ($0.6 million per federal fiscal quarter) as the prior federal fiscal year.  After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.

Income Tax Expense.  Income tax expense totaled $34.2 million in 2015, compared to income tax expense of $2.8 million and $33.8 million, respectively, for 2014 and 2013. The increase in income tax expense in 2015 compared to 2014 was a result of higher pre-tax income in 2015 and the absence of the income tax benefit of $13.0 million related to the cash management and liquidity initiative that was recorded in 2014. The consolidated tax benefits of the dividends declared on Farmer Mac II LLC Preferred Stock, which is included in the presentation of "Net income attributable to non-controlling interest" on the consolidated statements of operations on a pre-tax basis, and the loss on retirement of the Farmer Mac II LLC Preferred Stock were the primary reasons for why Farmer Mac's effective tax rate was lower than the statutory federal rate of 35 percent for 2015. For 2014 and 2013, the change in the deferred tax valuation allowance, which, in 2014, was primarily related to the aforementioned income tax benefit, dividends on Farmer Mac II LLC Preferred Stock, and non-taxable dividend income were the primary reasons for why Farmer Mac's effective tax rate was lower than the statutory rate.

Farmer Mac carried a valuation allowance of $2.1 million as of December 31, 2015 and 2014. During 2014, Farmer Mac reduced its deferred tax valuation allowance by $13.5 million upon utilizing capital loss carryforwards, primarily from the recognition of capital gains on securities sold, not yet purchased. In addition, $0.1 million and $63.7 million of capital loss carryforwards expired on December 31, 2015 and 2014, respectively, and Farmer Mac removed $39,000 and $22.3 million, respectively, of corresponding deferred tax assets and the related deferred tax asset valuation allowance. The remaining valuation allowance related to capital loss carryforwards will expire on December 31, 2016. For more information about income taxes, see Note 10 to the consolidated financial statements.

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

Business Volume.  During 2015, Farmer Mac added $3.2 billion of new business volume compared to $2.8 billion in 2014 and $3.1 billion in 2013. Specifically, Farmer Mac:

•	purchased $748.4 million of newly originated Farm & Ranch loans;

•	purchased $743.2 million of AgVantage securities;

•	added $522.3 million of Rural Utilities loans under LTSPCs;

•	added $427.8 million of Farm & Ranch loans under LTSPCs;

•	purchased $363.6 million of USDA Securities;

•	added a $300.0 million revolving floating rate AgVantage facility;

•	purchased $108.3 million of Rural Utilities loans; and

•	purchased $13.3 million of Farmer Mac Guaranteed USDA Securities.

Of the new business volume in AgVantage securities for 2015, $99.1 million was purchased under Farm Equity AgVantage facilities with agricultural real estate investment funds compared to $95.0 million for 2014.

Farmer Mac's outstanding business volume was $15.9 billion as of December 31, 2015, an increase of $1.3 billion from December 31, 2014. The increase in Farmer Mac's outstanding business volume was driven by the addition of $522.3 million of Rural Utilities loans under LTSPCs, as well as broad-based portfolio growth across most of Farmer Mac's other products, including AgVantage securities, Farm & Ranch loans, and USDA Securities. The large LTSPC transaction completed in 2015 was the first time Farmer Mac has provided LTSPCs under its Rural Utilities line of business. Of the new business volume in AgVantage securities for 2015, a $300.0 million revolving floating rate AgVantage facility with the National Rural Utilities Cooperative Finance Corporation ("CFC") was added as an off-balance commitment because CFC had not drawn on the facility as of December 31, 2015. Farmer Mac receives a fixed fee based on the full dollar amount of the facility. If CFC draws on this facility, the amounts drawn will be presented as on-balance sheet AgVantage securities, and Farmer Mac will earn interest income on the drawn balance.

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

Table 9

New Business Volume – Farmer Mac Loan Purchases, Guarantees, and LTSPCs
	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Farm & Ranch:
Loans	$748,368	$697,824	$824,881
LTSPCs	427,795	369,857	540,798
USDA Guarantees:
USDA Securities	363,621	335,359	361,894
Farmer Mac Guaranteed USDA Securities	13,314	7,627	—
Rural Utilities:
Loans	108,337	75,500	86,965
LTSPCs	522,262	—	—
Institutional Credit:
AgVantage Securities	743,158	1,279,655	1,273,500
Revolving floating rate AgVantage facility	300,000	—	—
Total purchases, guarantees, and LTSPCs	$3,226,855	$2,765,822	$3,088,038

New business volume for loans within the Farm & Ranch line of business for 2015 was ahead of 2014 and reflected a modest increase in loan demand. Prepayment rates remained subdued and contributed to favorable trends in net loan growth. New business volume for LTSPCs within the Farm & Ranch line of business for 2015 compared to 2014 reflected slightly increased demand for pools of loans under LTSPCs by Farm Credit System institutions. The increase in new business volume in the USDA Guarantees line of business for 2015 compared to 2014 reflected an increase in lender usage of USDA guaranteed loan programs and the resulting increase in loans available for purchase on the secondary market, as well as the increasing willingness of banks to sell the lower-return guaranteed portions of these loans to fund other new loan originations. Rural Utilities loan purchase volume remained low due to modest demand for credit associated with slow economic growth and greater energy efficiency in recent years, as well as an ongoing preference by CFC, Farmer Mac's only current rural utilities cooperative counterparty, to retain loans on its balance sheet. Changes in AgVantage securities volume are primarily driven by the generally larger transaction sizes for that product and the fluctuating funding and liquidity needs of Farmer Mac's customer network and scheduled maturity amounts.

The purchase price of non-delinquent eligible loans and portfolios is their respective fair value based on current market interest rates and Farmer Mac's target net yield. The purchase price includes an amount to compensate Farmer Mac for credit risk that is similar to the guarantee or commitment fees it receives for assuming credit risk on loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs.  Based on market conditions, Farmer Mac either retains the loans it purchases or securitizes them and retains or sells Farmer Mac Guaranteed Securities backed by those loans.  Historically, Farmer Mac has retained the vast majority of loans it has purchased.  The weighted-average age of the Farm & Ranch non-delinquent eligible loans purchased and retained (excluding the purchases of defaulted loans) during 2015 and 2014 was less than one year. Of those loans, 61 percent and 59 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 16.6 years and 15.4 years, respectively.

During 2015, 2014, and 2013, Farmer Mac securitized some of the Farm & Ranch loans it had purchased and sold the resulting Farmer Mac Guaranteed Securities in the amounts of $336.9 million, $175.8 million, and $150.4 million, respectively. Farmer Mac consolidates these loans and presents them as "Loans held for investment in consolidated trusts, at amortized cost" on the consolidated balance sheets. In 2015, 2014, and 2013, $255.3 million, $147.2 million, and $120.4 million, respectively, of Farmer Mac Guaranteed Securities were sold to Zions First National Bank ("Zions"), which is a related party to Farmer Mac.

The following table sets forth information regarding the Farmer Mac Guaranteed Securities issued during the periods indicated:

Table 10

	For the Year ended December 31,
	2015	2014	2013
	(in thousands)
Loans securitized and sold as Farm & Ranch Guaranteed Securities	$336,913	$175,754	$150,417
AgVantage Securities	743,158	1,279,655	1,273,500
Total Farmer Mac Guaranteed Securities issuances	$1,080,071	$1,455,409	$1,423,917

The following table sets forth information regarding outstanding volume in each of Farmer Mac's four lines of business as of the dates indicated:

Table 11

Lines of Business - Outstanding Business Volume
	As of December 31,
	2015	2014	2013
	(in thousands)
Farm & Ranch:
Loans	$2,249,864	$2,118,867	$1,875,958
Loans held in trusts:
Beneficial interests owned by third party investors	708,111	421,355	259,509
LTSPCs	2,253,273	2,240,866	2,261,862
Guaranteed Securities	514,051	636,086	765,751
USDA Guarantees:
USDA Securities	1,876,451	1,756,224	1,645,806
Farmer Mac Guaranteed USDA Securities	41,826	41,810	41,311
Rural Utilities:
Loans(1)	1,008,126	718,213	698,010
Loans held in trusts:
Beneficial interests owned by Farmer Mac(1)	—	267,396	354,241
LTSPCs(2)	522,864	—	—
Institutional Credit:
AgVantage Securities	6,424,254	6,396,941	6,047,864
Revolving floating rate AgVantage facility(3)	300,000	—	—
Total	$15,898,820	$14,597,758	$13,950,312

(1)	Reflects the dissolution of certain consolidated trusts that caused loans that were previously consolidated as "Loans held in trusts" to be included within "Loans."

(2)	Includes $8.8 million related to a one-year loan purchase commitment on which Farmer Mac receives a nominal unused commitment fee.

(3)
As of December 31, 2015, this facility had not been utilized. Farmer Mac receives a fixed fee based on the full dollar amount of the facility. If the counterparty draws on the facility, the amounts drawn will be presented as AgVantage Securities, and Farmer Mac will earn interest income on those securities.

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities) and LTSPCs, USDA Securities, and Farmer Mac Guaranteed USDA Securities as of December 31, 2015:

Table 12

Schedule of Principal Amortization as of December 31, 2015
	Loans Held	Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed Securities and LTSPCs	USDA Securities and Farmer Mac Guaranteed USDA Securities	Total
	(in thousands)
2016	$176,797	$278,930	$95,298	$551,025
2017	174,248	255,851	90,634	520,733
2018	177,852	659,825	88,842	926,519
2019	170,184	193,238	90,579	454,001
2020	181,730	185,093	90,261	457,084
Thereafter	3,085,290	1,717,251	1,462,663	6,265,204
Total	$3,966,101	$3,290,188	$1,918,277	$9,174,566

Of the $15.9 billion outstanding principal balance of volume included in Farmer Mac's four lines of business as of December 31, 2015, $6.7 billion were AgVantage securities included in the Institutional Credit line of business.  Unlike business volume in the form of purchased loans, USDA Securities, and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, most AgVantage securities do not require periodic payments of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due. The following table summarizes by maturity date the outstanding principal amount of both on- and off-balance sheet AgVantage securities as of December 31, 2015:

Table 13

AgVantage Balances by Year of Maturity
As of
December 31, 2015
(in thousands)
2016	$1,371,295
2017	1,572,420
2018(1)	1,222,840
2019	320,349
2020	456,389
Thereafter(2)	1,780,961
Total	$6,724,254

(1)	Includes the expiration of the $300.0 million revolving floating rate AgVantage facility. As of December 31, 2015, this facility had not been utilized.

(2)	Includes various maturities ranging from 2020 to 2044.

The weighted-average remaining maturity of the outstanding AgVantage securities shown in the table above was 4.1 years as of December 31, 2015.  As a general matter, if maturing AgVantage securities are not replaced with new AgVantage securities, either from the same issuer or from new business, or if the spread earned by Farmer Mac on new AgVantage securities that replace maturing AgVantage securities is lower than the spread earned on the maturing securities, Farmer Mac's income could be adversely affected.

As part of fulfilling its guarantee obligations for Farm & Ranch Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90-days delinquent or in material non-monetary default at the time of purchase, out of the loan pools underlying those securities and LTSPCs, and records the purchased loans as such on its balance sheet.  The purchase price for a defaulted loan purchased out of a pool of loans backing Farm & Ranch Guaranteed Securities is the then-current outstanding principal balance of the loan plus accrued and unpaid interest.  The purchase price for a defaulted loan purchased under an LTSPC is the then-current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loan payable out of any future loan payments or liquidation proceeds as received.  The purchase price of a defaulted loan is not an indicator of the expected loss on that loan; many other factors affect expected loss, if any, on any loan so purchased. The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs was 6 years, 7 years, and 11 years during 2015, 2014 and 2013, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

The following table presents Farmer Mac's purchases of defaulted loans underlying Farm & Ranch Guaranteed Securities and LTSPCs for the periods indicated:

Table 14

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Defaulted loans purchased underlying Farm & Ranch Guaranteed Securities owned by third party investors	$3,407	$—	$6,667
Defaulted loans purchased underlying LTSPCs	13,500	705	37
Total loan purchases	$16,907	$705	$6,704

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

The following table summarizes the material relationships between Farmer Mac and certain related parties.  The related parties listed in the table below consist of (1) all holders of at least five percent of a class of Farmer Mac voting common stock as of December 31, 2015 and (2) other institutions that are considered "related parties" through an affiliation with a Farmer Mac director and that have conducted business with Farmer Mac during the two years ended December 31, 2015.  The table below does not specify any relationships based on the ownership of non-voting common stock or preferred stock.

Table 15

Name of Institution	Ownership of Farmer Mac Voting Common Stock	Affiliation with Any Farmer Mac Directors	Primary Aspects of Institution's Business Relationship with Farmer Mac
AgFirst Farm Credit Bank	84,024 shares of Class B voting common stock (16.79% of outstanding Class B stock and 5.49% of total voting common stock outstanding)	None	In 2015 and 2014, Farmer Mac earned approximately $0.5 million and $0.7 million, respectively, in fees attributable to transactions with AgFirst, primarily commitment fees for LTSPCs.
AgGeorgia Farm Credit, ACA	Less than 5% ownership	Former Farmer Mac director Dan Raines was a director of AgGeorgia during 2014.	Farmer Mac entered into $20.2 million of new LTSPCs with AgGeorgia during 2014. Farmer Mac received $0.1 million commitment fees during 2014.
AgriBank, FCB	201,621 shares of Class B voting common stock (40.30% of outstanding Class B stock and 13.17% of total voting common stock outstanding)	Farmer Mac director Richard H. Davidson is currently a director of AgriBank, and Farmer Mac director James B. McElroy is a former director of AgriBank.	No Farmer Mac business through any of its lines of business was conducted between the parties.
Bath State Bank	Less than 5% ownership	Farmer Mac director Dennis L. Brack is a director of Bath State Bank and Bath State Bancorp, the holding company of Bath State Bank.	Farmer Mac purchased $2.1 million and $4.5 million in USDA Securities from Bath State Bank in 2015 and 2014, respectively.
CoBank, ACB	163,253 shares of Class B voting common stock (32.63% of outstanding Class B stock and 10.66% of total voting common stock outstanding)
Farmer Mac director Douglas E. Wilhelm served as an executive officer of CoBank until June 30, 2012.  Mr. Wilhelm is also currently a party to a services agreement with CoBank, under which he serves as an employee of CoBank.

No Farmer Mac business through any of its lines of business was conducted between the parties.

Name of Institution	Ownership of Farmer Mac Voting Common Stock	Affiliation with Any Farmer Mac Directors	Primary Aspects of Institution's Business Relationship with Farmer Mac
Farm Credit Bank of Texas (FCBT)	38,503 shares of Class B voting common stock (7.70% of outstanding Class B stock and 2.51% of total voting common stock outstanding)
Farmer Mac director Thomas W. Hill served as an executive officer of FCBT until November 2010.  Mr. Hill is also currently a party to a services agreement with FCBT, under which he serves as an employee of FCBT.
In 2015 and 2014, Farmer Mac earned approximately $0.1 million and $0.2 million, respectively, in fees attributable to transactions with FCBT, primarily commitment fees for LTSPCs.
In 2015 and 2014, FCBT retained approximately $0.3 million and $0.4 million, respectively, in servicing fees for its work as a Farmer Mac central servicer.
First Dakota National Bank (First Dakota)	Less than 5% ownership	Farmer Mac director Dennis Everson is a director of First Dakota and also served as Branch Administration Director of First Dakota until December 2012.	Farmer Mac purchased $21.1 million and $35.1 million in loans from First Dakota in 2015 and 2014, respectively, and entered into $7.8 million of new LTSPCs with First Dakota in 2015 and none in 2014.
In 2015 and 2014, First Dakota retained approximately $1.0 million and $0.8 million, respectively, in servicing fees for its work as a Farmer Mac servicer.

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

Transactions with CFC during 2015 and 2014 represented 40.6 percent and 32.7 percent, respectively, of Farmer Mac's total purchases for those years. Transactions with CFC represented 24.6 percent and 18.7 percent, respectively, of Farmer Mac's total outstanding business volume as of December 31, 2015 and 2014.

In 2015 and 2014, Farmer Mac earned guarantee fees of approximately $0.1 million attributable to transactions with CFC. In 2015, Farmer Mac earned commitment fees of approximately $0.5 million attributable to transactions with CFC. In 2014, Farmer Mac did not earn commitments fees attributable to transactions with CFC.

In 2015 and 2014, Farmer Mac earned interest income of $15.9 million and $15.8 million, respectively, attributable to AgVantage transactions with CFC.
In 2015 and 2014, CFC retained approximately $3.3 million and $3.4 million, respectively, in servicing fees for its work as a Farmer Mac central servicer.

CFC is currently the only servicer of rural utilities loans and loans underlying LTSPCs in the Rural Utilities line of business and securing AgVantage securities in the Institutional Credit line of business.

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
In 2015 and 2014, Farmer Mac's purchases of loans from Zions under the Farm & Ranch line of business represented approximately 23.9 percent and 22.3 percent, respectively, of Farm & Ranch loan purchase volume for those years.  Those purchases represented 15.2 percent and 14.6 percent, respectively, of total Farm & Ranch business volume for those years. The purchases of USDA Securities from Zions under the USDA Guarantees line of business represented approximately 3.6 percent and 12.4 percent, respectively, of the USDA Guarantees line of business purchases for the year ended December 31, 2015 and 2014. Farmer Mac did not purchase AgVantage securities from Zions for the year ended December 31, 2015. The purchases of AgVantage securities from Zions under the Institutional Credit line of business represented approximately 3.9 percent of the Institutional Credit line of business purchases for the year ended December 31, 2014. Transactions with Zions represented 5.7 percent and 5.9 percent, respectively, of Farmer Mac's total outstanding business volume as of December 31, 2015 and 2014.

In 2015 and 2014, Zions retained approximately $9.3 million and $8.4 million, respectively, in servicing fees for its work as a Farmer Mac servicer.

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

•	Lending opportunities in the rural utilities industry exist as rural utilities seek alternatives for financing, including refinancing existing debt.

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

Agricultural Sector. The agricultural sector includes many diverse industries that respond in different ways to changes in economic conditions. Those individual industries often are affected differently, sometimes positively and sometimes negatively, by prevailing domestic and global economic factors and regional weather conditions. This results in cycles where one or more industries may be under stress at the same time that others are not. In addition, borrowers that rely on non-farm sources of income as a significant percentage of overall income may experience stress associated with weakness in the general economy. The profitability of agricultural industries is also affected by commodity inventories and their associated market prices, which can vary largely as a result of global production trends, weather patterns, access to water supply, and harvest conditions that may affect both domestic and global supplies. The strength of the U.S. dollar relative to other worldwide currencies could also continue to adversely affect the demand for certain U.S. agricultural exports, which may result in producers receiving lower commodity prices.

Farmer Mac continues to monitor land values and commodity prices in response to cyclical swings. Although farmland values and commodity prices have declined recently in some sectors, primarily in the Midwest, Farmer Mac believes that its portfolio remains sufficiently diversified, both geographically and by commodity, and that its portfolio has generally demonstrated historically high credit quality and low delinquency rates to endure reasonably foreseeable volatility in farmland values and commodity prices. Farmer Mac also continues to closely monitor sector profitability, economic conditions, and agricultural land value and geographic trends to tailor underwriting practices to changing conditions. For more information about the loan balances and loan-to-value ratios for Farm & Ranch loans in Farmer Mac's portfolio as of December 31, 2015, see "—Risk Management—Credit Risk – Loans and Guarantees."

The western part of the United States, and in particular California, continues to experience drought conditions, with the water level in many California reservoirs at or near historically low levels. Although to date Farmer Mac has not observed any material effect on its portfolio from drought conditions, the persistence of extreme drought conditions in the western states could have an adverse effect on Farmer Mac’s delinquency rates or loss experience. This is particularly true in the permanent plantings sector, where the value of the related collateral is closely tied to the production value and capability of the permanent plantings. Farmer Mac continues to remain informed about the drought and its effects on the agricultural industries located in the western states and on Farmer Mac's Farm & Ranch portfolio through regular discussions with its loan servicers that service loans in drought-stricken areas, as well as customers and other lenders in the industry.

Farmer Mac continues to monitor the establishment and evolution of legislation and regulations that affect farmers, ranchers, and rural lenders. Many federal agricultural policies previously in effect have been altered with the enactment of the Agricultural Act of 2014, including those affecting crop subsidies, crop insurance, and other aspects of agricultural production. Farmer Mac will continue to monitor the effects of these altered federal agricultural policies as the USDA adopts any final regulations implementing the Agricultural Act of 2014.

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

Farmer Mac also directs marketing efforts towards the agricultural industry by trying to identify and develop relationships with potential issuers of AgVantage securities, including insurance company agricultural lenders, who can pledge loans as collateral to obtain financing as part of Farmer Mac's Institutional Credit line of business. As part of these efforts, Farmer Mac has recently increased its focus on wholesale financing for institutional investors in agricultural assets that qualify as eligible collateral under Farmer Mac's charter. In July 2014, Farmer Mac expanded its AgVantage product to this new type of issuer and refers to this product variation as the Farm Equity AgVantage product. Farmer Mac directs its outreach efforts to these potential issuers through its business relationships within the agricultural community and through executive outreach to institutions whose profile presents opportunity to benefit from wholesale financing. As institutional investment in agricultural assets continues to grow, Farmer Mac believes that it is in a unique position to help increase access to capital for these types of counterparties and thereby provide a new source of capital to benefit rural America. Farmer Mac designed the Farm Equity AgVantage product to provide an efficient, low-cost source of financing tailored to meet the needs of institutional investors that can be adapted to many different types of organizational structures and for both public and private institutional investors. Although this product is still in the early stages of development, Farmer Mac believes there is opportunity to expand this type of business as both the trend toward institutional investment in agricultural assets and awareness of the Farm Equity AgVantage product continue to grow. For more information about the Farm Equity AgVantage product, see "Business—Farmer Mac Lines of Business—Institutional Credit" and "—Risk Management—Credit Risk – Institutional."

Rural Utilities Industry. Moderate demand for capital within the rural utilities industry has resulted in an ongoing high level of competition between rural utilities cooperative lenders, which could suppress loan growth opportunities for those lenders, including lenders that participate in Farmer Mac's Rural Utilities line of business. The rural utilities industry may experience needs for financing in the future to make improvements in response to environmental and clean energy policies. In addition, CFC, the rural utilities lender that is the only current participant in Farmer Mac's Rural Utilities line of business, may experience increased needs for term funding and potentially LTSPC business from Farmer Mac as a result of new requirements implemented by debt rating agencies and other factors. In third quarter 2015, CFC utilized Farmer Mac's LTSPC product for the first time. Domestic economic indicators also continue to show modest growth, and as the economy strengthens, Farmer Mac believes that demand for rural utilities loans may increase. Farmer Mac also foresees opportunities for growth pertaining to the rural utilities industry within Farmer Mac's Institutional Credit line of business as the wholesale funding rates that Farmer Mac provides may be highly competitive compared to other available sources of debt funding for rural utilities cooperative lenders.

Balance Sheet Review

Assets.  Farmer Mac's total assets as of December 31, 2015 were $15.5 billion, compared to $14.3 billion as of December 31, 2014.  The increase in total assets was primarily attributable to an increase in total investment securities, total loans, net of allowance, and total USDA Securities.

As of December 31, 2015, Farmer Mac had $1.2 billion of cash and cash equivalents and $2.8 billion of investment securities, compared to $1.4 billion of cash and cash equivalents and $1.9 billion of investment securities as of December 31, 2014. As of December 31, 2015, Farmer Mac had $5.4 billion of Farmer Mac Guaranteed Securities, $4.0 billion of loans, net of allowance, and $1.9 billion of USDA Securities. This compares to $5.5 billion of Farmer Mac Guaranteed Securities, $3.5 billion of loans, net of allowance, and $1.8 billion of USDA Securities as of December 31, 2014.

Liabilities.  Farmer Mac's total liabilities increased to $15.0 billion as of December 31, 2015 from $13.5 billion as of December 31, 2014.  The increase in liabilities was primarily attributable to an increase in notes payable due within one year.

Equity.  As of December 31, 2015, Farmer Mac had total equity of $553.7 million, comprised of stockholders' equity of $553.5 million and non-controlling interest of $0.2 million related to Farmer Mac's appraisal subsidiary, Contour Appraisal Services, LLC.  As of December 31, 2014, Farmer Mac had total equity of $781.8 million, comprised of stockholders' equity of $545.8 million and non-controlling interest of $236.0 million.  The decrease in total equity was a result of the redemption of all of the outstanding shares of Farmer Mac II LLC Preferred Stock (included in the presentation of "Non-controlling interest" within equity on Farmer Mac's consolidated balance sheets) during first quarter 2015 and a decrease in accumulated other comprehensive income due to decreases in the fair value of available-for-sale securities, offset in part by an increase in retained earnings. The decrease in the fair value of available-for-sale securities was driven primarily by higher market interest rates and wider credit spreads on certain investment securities as of December 31, 2015 compared to as of December 31, 2014.

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

Farmer Mac generally assumes 100 percent of the credit risk on loans held, loans underlying LTSPCs in the Farm & Ranch and Rural Utilities lines of business and Farmer Mac Guaranteed Securities in the Farm & Ranch line of business. Farmer Mac has direct credit exposure to loans in non-AgVantage transactions and indirect credit exposure to loans that secure AgVantage transactions because AgVantage securities represent a general obligation of an issuer that is in turn secured by eligible loans.  The credit exposure of Farmer Mac and Farmer Mac II LLC on USDA Securities, including those underlying Farmer Mac Guaranteed USDA Securities, is covered by the full faith and credit of the United States.  Therefore, Farmer Mac believes that Farmer Mac and Farmer Mac II LLC have little or no credit risk exposure in the USDA Guarantees line of business because of the USDA guarantee.  As of December 31, 2015, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any business under the USDA Guarantees line of business, and neither expects to incur any such losses in the future.

Farmer Mac has established underwriting, collateral valuation, and documentation standards for agricultural real estate mortgage loans and rural utilities loans. Farmer Mac believes that these standards mitigate the risk of loss from borrower defaults and provide guidance about the management, administration, and conduct of underwriting and appraisals to all participating and potential lenders.  These standards were developed based on industry practices for agricultural real estate mortgage loans and rural utilities loans and are designed to assess the creditworthiness of the borrower, as well as the value of the collateral securing the loan.  Farmer Mac evaluates and adjusts these standards on an ongoing basis based on current and anticipated market conditions.  For more information about Farmer Mac's underwriting and collateral valuation standards, see "Business—Farmer Mac Lines of Business—Farm & Ranch—Underwriting and Collateral Valuation (Appraisal) Standards" and "Business—Farmer Mac Lines of Business—Rural Utilities—Underwriting."

Farmer Mac requires approved lenders to make representations and warranties regarding the conformity of eligible agricultural mortgage and rural utilities loans to Farmer Mac's standards, the accuracy of loan data provided to Farmer Mac, and other requirements related to the loans.  Sellers are responsible to Farmer Mac for breaches of those representations and warranties, and Farmer Mac has the ability to require a seller to cure, replace, or repurchase a loan sold or transferred to Farmer Mac if any breach of a representation or warranty is discovered that was material to Farmer Mac's decision to purchase the loan or that directly or indirectly causes a default or potential loss on a loan sold or transferred by the seller to Farmer Mac.  As of December 31, 2015, Farmer Mac had not required a seller to cure or repurchase a loan purchased by Farmer Mac for breach of a representation or warranty in the three preceding years. In addition to relying on the representations and warranties of lenders, Farmer Mac also underwrites all of the agricultural mortgage loans (other than rural housing and part-time farm mortgage loans) and rural utilities loans that it holds in its portfolio. For rural housing and part-time farm mortgage loans, Farmer Mac relies on representations and warranties from the seller that those loans conform to Farmer Mac's specified underwriting criteria without exception. For more information about Farmer Mac's loan eligibility requirements, see "Business—Farmer Mac Lines of Business—Farm & Ranch—Loan Eligibility" and "Business—Farmer Mac Lines of Business—Rural Utilities—Loan Eligibility."

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

Farmer Mac's AgVantage securities are general obligations of institutions approved by Farmer Mac and are secured by eligible loans in an amount at least equal to the outstanding principal amount of the security. Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because Farmer Mac has only indirect credit risk on those loans and because of the other characteristics of AgVantage securities that mitigate credit risk. Those characteristics include a general obligation of an issuing institution approved by Farmer Mac, the required collateralization level for the securities, the requirement for delinquent loans to be removed from the pool of pledged loans and replaced with current eligible loans, and in some cases, the requirement for the counterparty to comply with specified financial covenants for the life of the related AgVantage security.  As such, all AgVantage securities are secured by current loans representing at least 100 percent of the outstanding amount of these securities.  As of December 31, 2015, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future. See "—Credit Risk – Institutional" for more information about Farmer Mac's credit risk on AgVantage securities.

Farmer Mac has developed different underwriting standards for rural utilities loans that depend on whether direct or indirect credit exposure is assumed on a loan and whether the borrower is an electric distribution cooperative or a G&T cooperative. As of December 31, 2015, there were no delinquencies in Farmer Mac's portfolio of rural utilities loans, and Farmer Mac has not experienced any credit losses on rural utilities loans since Congress authorized Farmer Mac's Rural Utilities line of business in 2008. Based on this performance, Farmer Mac excludes the loans in the Rural Utilities line of business from the credit risk metrics it discloses. Farmer Mac's direct credit exposure to rural utilities loans and loans underlying LTSPCs as of December 31, 2015 was $1.5 billion across 38 states, of which $1.3 billion were loans to electric distribution cooperatives and $0.2 billion were loans to G&T cooperatives. Farmer Mac also had indirect credit exposure to the rural utilities loans securing AgVantage securities and included in the Institutional Credit line of business, some of which are loans to G&T cooperatives. For more information, see "—Credit Risk – Institutional."

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

The following table summarizes the components of Farmer Mac's allowance for losses as of December 31, 2015 and 2014:

Table 16

	As of December 31, 2015	As of December 31, 2014
	(in thousands)
Allowance for loan losses	$4,480	$5,864
Reserve for losses:
Off-balance sheet Farm & Ranch Guaranteed Securities	279	261
LTSPCs	1,804	4,002
Total allowance for losses	$6,563	$10,127

The following table summarizes the changes in the components of Farmer Mac's allowance for each year in the five-year period ended December 31, 2015:

Table 17

	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Balance as of January 1, 2011	$9,803	$10,312	$20,115
Provision for/(release of) losses	610	(2,957)	(2,347)
Charge-offs	(252)	—	(252)
Balance as of December 31, 2011	$10,161	$7,355	$17,516
Provision for/(release of) losses	3,691	(1,816)	1,875
Charge-offs	(2,501)	—	(2,501)
Balance as of December 31, 2012	$11,351	$5,539	$16,890
(Release of)/provision for losses	(481)	929	448
Charge-offs	(4,004)	—	(4,004)
Balance as of December 31, 2013	$6,866	$6,468	$13,334
Release of losses	(961)	(2,205)	(3,166)
Charge-offs	(86)	—	(86)
Recoveries	45	—	45
Balance as of December 31, 2014	$5,864	$4,263	$10,127
Release of losses	2,388	(2,180)	208
Charge-offs	(3,772)	—	(3,772)
Balance as of December 31, 2015	$4,480	$2,083	$6,563

Activity affecting the allowance for loan losses and reserve for losses is discussed in "—Results of Operations—Provision for and Release of Allowance for Loan Losses and Reserve for Losses." As of December 31, 2015, Farmer Mac's allowances for losses totaled $6.6 million, or 11 basis points, of the outstanding principal balance of loans held for investment and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities, compared to $10.1 million, or 19 basis points, as of December 31, 2014.

Farmer Mac's 90-day delinquency measure includes loans 90 days or more past due, as well as loans in foreclosure and non-performing loans where the borrower is in bankruptcy. As of December 31, 2015, Farmer Mac's 90-day delinquencies were $32.1 million (0.56 percent of the Farm & Ranch portfolio), compared to $18.9 million (0.35 percent of the Farm & Ranch portfolio) as of December 31, 2014. Those 90-day delinquencies were comprised of 35 delinquent loans as of December 31, 2015, compared with 29 delinquent loans as of December 31, 2014. The increase in 90-day delinquencies during 2015 was primarily related to the delinquency of two Agricultural Storage and Processing loans that financed one canola facility. In January 2016, Farmer Mac received $9.8 million to pay off these two Agricultural Storage and Processing loans, which completed the workout of these loans. Farmer Mac recognized a charge-off of $3.7 million on these loans in fourth quarter 2015. Farmer Mac expects that over time its 90-day delinquency rate will eventually revert closer to Farmer Mac's historical averages due to macroeconomic and other potential factors, but Farmer Mac has not yet seen an impact on its portfolio or a rise in delinquencies related to these factors. Farmer Mac's average 90-day delinquency rate for the Farm & Ranch line of business over the last fifteen years is approximately 1 percent.

The following table presents historical information regarding Farmer Mac's 90-day delinquencies in the Farm & Ranch line of business compared to the principal balance of all Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs:

Table 18

	Farm & Ranch Line of Business	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
December 31, 2015	$5,725,299	$32,136	0.56%
September 30, 2015	5,504,030	36,669	0.67%
June 30, 2015	5,485,570	31,852	0.58%
March 31, 2015	5,347,248	32,101	0.60%
December 31, 2014	5,417,174	18,917	0.35%
September 30, 2014	5,314,437	24,661	0.46%
June 30, 2014	5,310,664	25,911	0.49%
March 31, 2014	5,293,975	29,437	0.56%
December 31, 2013	5,163,080	28,296	0.55%

When analyzing the overall risk profile of its lines of business, Farmer Mac takes into account more than the Farm & Ranch loan delinquency percentages provided above. The lines of business also include AgVantage securities and Rural Utilities loans held and underlying LTSPCs, neither of which have any delinquencies, and USDA Securities, which are backed by the full faith and credit of the United States. Across all of Farmer Mac's lines of business, 90-day delinquencies represented 0.20 percent of total outstanding business volume as of December 31, 2015, compared to 0.13 percent as of December 31, 2014.

As of December 31, 2015, Farmer Mac individually evaluated $29.3 million of the $75.7 million of recorded investment in impaired loans for collateral shortfalls against updated appraised values, other updated collateral valuations, or discounted values. For the remaining $46.4 million of impaired assets for which updated valuations were not available, Farmer Mac evaluated them in the aggregate in consideration of their similar risk characteristics and historical statistics. Farmer Mac recorded specific allowances of $1.9 million for undercollateralized assets as of December 31, 2015. Farmer Mac's non-specific or general allowances were $4.7 million as of December 31, 2015.

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

Loan-to-value ratios depend upon the market value of a property, as determined in accordance with Farmer Mac's collateral valuation standards.  As of December 31, 2015 and 2014, the average unpaid loan balance for loans outstanding in the Farm & Ranch line of business was $602,000 and $589,000, respectively. The original loan-to-value ratio is based on the original appraised value that has not been indexed to provide a current market value or reflect amortization of loans. The weighted average original loan-to-value ratio for Farm & Ranch loans purchased during 2015 was 47 percent, compared to 43 percent for loans purchased in 2014. The weighted average original loan-to-value ratio for all Farm & Ranch loans held and all loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs was approximately 46 percent as of December 31, 2015 and 47 percent as of December 31, 2014. The weighted-average original loan-to-value ratio for all 90-day delinquencies was 45 percent and 46 percent, respectively, as of December 31, 2015 and December 31, 2014.

The weighted average current loan-to-value ratio, which is the loan-to-value ratio based on original appraised value but which reflects loan amortization since purchase, for Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs was approximately 44 percent as of both December 31, 2015 and December 31, 2014.

The following table presents outstanding Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities and 90-day delinquencies as of December 31, 2015 by year of origination, geographic region, commodity/collateral type, and original loan-to-value ratio:

Table 19

Farm & Ranch 90-Day Delinquencies as of December 31, 2015
	Distribution of Farm & Ranch Line of Business	Farm & Ranch Line of Business	90-Day Delinquencies(1)	Percentage
	(dollars in thousands)
By year of origination:
2002 and prior	7%	$382,031	$2,137	0.56%
2003	2%	125,360	2,176	1.74%
2004	2%	142,864	862	0.60%
2005	3%	184,992	2,245	1.21%
2006	3%	176,046	4,376	2.49%
2007	3%	183,895	5,933	3.23%
2008	4%	233,312	1,663	0.71%
2009	3%	153,461	584	0.38%
2010	5%	259,802	—	—%
2011	6%	353,644	9,838	2.78%
2012	13%	760,132	—	—%
2013	19%	1,098,255	1,136	0.10%
2014	14%	781,493	1,186	0.15%
2015	16%	890,012	—	—%
Total	100%	$5,725,299	$32,136	0.56%
By geographic region(2):
Northwest	10%	$582,127	$12,714	2.18%
Southwest	30%	1,726,927	7,907	0.46%
Mid-North	35%	2,009,654	1,265	0.06%
Mid-South	14%	769,831	1,237	0.16%
Northeast	4%	215,883	730	0.34%
Southeast	7%	420,877	8,283	1.97%
Total	100%	$5,725,299	$32,136	0.56%
By commodity/collateral type:
Crops	57%	$3,243,651	$5,167	0.16%
Permanent plantings	16%	941,411	7,405	0.79%
Livestock	22%	1,236,781	7,059	0.57%
Part-time farm	4%	211,125	2,667	1.26%
Ag. Storage and Processing	1%	81,990	9,838	12.00%
Other	—	10,341	—	—%
Total	100%	$5,725,299	$32,136	0.56%
By original loan-to-value ratio:
0.00% to 40.00%	28%	$1,594,818	$11,650	0.73%
40.01% to 50.00%	22%	1,279,321	3,141	0.25%
50.01% to 60.00%	28%	1,593,025	7,215	0.45%
60.01% to 70.00%	19%	1,107,710	9,049	0.82%
70.01% to 80.00%(3)	2%	126,860	933	0.74%
80.01% to 90.00%(3)	1%	23,565	148	0.63%
Total	100%	$5,725,299	$32,136	0.56%

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

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Farm & Ranch loans purchased and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities as of December 31, 2015 by year of origination, geographic region, and commodity/collateral type.  The purpose of this information is to present information regarding losses relative to original Farm & Ranch purchases, guarantees, and commitments.

Table 20

Farm & Ranch Credit Losses Relative to Cumulative
Original Loans, Guarantees, and LTSPCs as of December 31, 2015
	Cumulative Original Loans, Guarantees and LTSPCs	Cumulative Net Credit Losses	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
Before 2001	$7,024,996	$10,987	0.16%
2001	1,039,893	178	0.02%
2002	1,094,909	89	0.01%
2003	932,908	350	0.04%
2004	739,031	311	0.04%
2005	898,369	(184)	(0.02)%
2006	900,770	9,578	1.06%
2007	715,926	4,686	0.65%
2008	808,969	3,247	0.40%
2009	540,587	1,508	0.28%
2010	647,517	—	—%
2011	748,286	3,661	0.49%
2012	1,097,389	—	—%
2013	1,372,775	—	—%
2014	909,401	—	—%
2015	929,009	—	—%
Total	$20,400,735	$34,411	0.17%
By geographic region(1):
Northwest	$2,771,380	$11,063	0.40%
Southwest	7,106,237	9,069	0.13%
Mid-North	5,162,818	12,830	0.25%
Mid-South	2,421,038	(211)	(0.01)%
Northeast	1,266,158	169	0.01%
Southeast	1,673,104	1,491	0.09%
Total	$20,400,735	$34,411	0.17%
By commodity/collateral type:
Crops	$9,426,174	$4,343	0.05%
Permanent plantings	4,098,751	9,332	0.23%
Livestock	5,022,792	3,859	0.08%
Part-time farm	1,056,776	1,204	0.11%
Ag. Storage and Processing	645,681	15,673	2.43%
Other	150,561	—	—%
Total	$20,400,735	$34,411	0.17%

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

The following tables present concentrations of Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities by commodity type within geographic region and cumulative credit losses by origination year and commodity type:

Table 21

	As of December 31, 2015
	Farm & Ranch Concentrations by Commodity Type within Geographic Region
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(dollars in thousands)
By geographic region(1):
Northwest	$301,112	$78,724	$164,056	$28,397	$9,838	$—	$582,127
	5.3%	1.4%	2.9%	0.5%	0.1%	—%	10.2%
Southwest	530,069	667,550	467,484	43,108	15,211	3,505	1,726,927
	9.2%	11.7%	8.2%	0.6%	0.3%	0.1%	30.1%
Mid-North	1,728,115	25,126	186,082	32,106	34,036	4,189	2,009,654
	30.2%	0.4%	3.2%	0.6%	0.6%	0.1%	35.1%
Mid-South	472,364	27,411	235,598	29,150	4,994	314	769,831
	8.3%	0.5%	4.1%	0.6%	0.1%	—%	13.6%
Northeast	88,120	19,538	49,894	50,284	7,928	119	215,883
	1.5%	0.3%	0.9%	0.9%	0.1%	—%	3.7%
Southeast	123,871	123,062	133,667	28,080	9,983	2,214	420,877
	2.2%	2.1%	2.3%	0.5%	0.2%	—%	7.3%
Total	$3,243,651	$941,411	$1,236,781	$211,125	$81,990	$10,341	$5,725,299
	56.7%	16.4%	21.6%	3.7%	1.4%	0.2%	100.0%

(1)
Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Table 22

	As of December 31, 2015
	Farm & Ranch Cumulative Credit Losses/(Recoveries) by Origination Year and Commodity Type
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Total
	(in thousands)
By year of origination:
1995 and Prior	$277	$(79)	$(107)	$—	$—	$91
1996	(721)	2,296	(73)	—	—	1,502
1997	(397)	2,785	(131)	—	—	2,257
1998	(438)	1,803	1,781	—	—	3,146
1999	(108)	723	158	296	—	1,069
2000	7	1,907	1,049	(41)	—	2,922
2001	45	1	132	—	—	178
2002	—	—	—	89	—	89
2003	309	—	—	41	—	350
2004	—	—	162	149	—	311
2005	(87)	(263)	—	166	—	(184)
2006	1,649	—	40	201	7,688	9,578
2007	1,083	11	779	303	2,510	4,686
2008	2,626	—	—	—	621	3,247
2009	98	148	69	—	1,193	1,508
2010	—	—	—	—	—	—
2011	—	—	—	—	3,661	3,661
2012	—	—	—	—	—	—
2013	—	—	—	—	—	—
2014	—	—	—	—	—	—
2015	—	—	—	—	—	—
Total	$4,343	$9,332	$3,859	$1,204	$15,673	$34,411

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

Farmer Mac approves AgVantage counterparties and manages institutional credit risk related to those AgVantage counterparties by requiring them to meet Farmer Mac's standards for creditworthiness for the particular counterparty and transaction.  The required collateralization level is established at the time the AgVantage facility is entered into with the counterparty and does not change during the life of the AgVantage securities issued under such facility.  In AgVantage transactions, the corporate obligor is required to remove from the pool of pledged collateral any loan that becomes more than 30 days delinquent in the payment of principal or interest and to substitute an eligible loan that is current in payment to maintain the minimum required collateralization level.  In the event of a default on the general obligation, Farmer Mac would have recourse to the pledged collateral and have rights to the ongoing borrower payments of principal and interest. For Farm Equity AgVantage counterparties, Farmer Mac also requires that the counterparty generally (1) maintain a higher collateralization level, through lower loan-to-value ratio thresholds and higher overcollateralization than required for traditional AgVantage securities and (2) comply with specified financial covenants for the life of the related Farm Equity AgVantage security to avoid default. For a more detailed description of AgVantage securities, see "Business—Farmer Mac Lines of Business—Institutional Credit—AgVantage Securities."

The unpaid principal balance of outstanding on-balance sheet AgVantage securities secured by loans eligible for the Farm & Ranch line of business totaled $3.4 billion as of December 31, 2015 and $3.7 billion as of December 31, 2014. The unpaid principal balance of on-balance sheet AgVantage securities secured by loans eligible for the Rural Utilities line of business totaled $2.1 billion as of December 31, 2015 and $1.7 billion as of December 31, 2014. In addition, the unpaid principal balance of outstanding off-balance sheet AgVantage transactions totaled $1.3 billion and $1.0 billion as of December 31, 2015 and 2014, respectively.

The following table provides information about the issuers of AgVantage securities, as well as the required collateralization levels for those transactions as of December 31, 2015 and 2014:

Table 23

	As of December 31, 2015			As of December 31, 2014
Counterparty	Balance	Credit Rating	Required Collateralization	Balance	Credit Rating	Required Collateralization
	(dollars in thousands)
AgVantage:
MetLife(1)	$2,550,000	AA-	103%	$2,750,000	AA-	103%
CFC(2)	2,384,257	A	100%	1,741,601	A	100%
Rabo Agrifinance, Inc.	1,500,000	None	106%	1,700,000	None	106%
Other(3)	95,716	(4)	102% to 125%	110,387	(4)	102% to 120%
Farm Equity AgVantage(5)	194,281	None	110%	94,953	None	110%
Total outstanding	$6,724,254			$6,396,941

(1)
As of December 31, 2014, included securities issued by Metropolitan Life Insurance Company and MetLife Insurance Company USA. As of December 31, 2015, includes securities issued by Metropolitan Life Insurance Company.

(2)
Includes $300.0 million related to a revolving floating rate AgVantage facility. Farmer Mac receives a fixed fee based on the full dollar amount of the facility. This facility had not been drawn upon as of December 31, 2015.

(3)	Consists of AgVantage securities issued by 6 and 5 different issuers, respectively, as of December 31, 2015 and 2014.

(4)
Includes $25.3 million related to an issuer with a credit rating of BBB- and $70.4 million related to 5 issuers without a credit rating as of December 31, 2015 and $50.2 million related to an issuer with a credit rating of BBB and $60.2 million related to 4 issuers without a credit rating as of December 31, 2014.

(5)	Consists of securities from 2 separate issuers as of both December 31, 2015 and December 31, 2014.

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

Farmer Mac manages institutional credit risk related to its interest rate swap counterparties through collateralization provisions contained in each of its swap agreements that varies based on the market value of its swaps portfolio with each counterparty. In addition, Farmer Mac transacts interest rate swaps with multiple counterparties to ensure a more even distribution of institutional credit risk related to its swap transactions. As a result of mandatory clearing rules for certain interest rate derivative transactions enacted under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), Farmer Mac uses the clearing process for cleared swap transactions as another mechanism for managing its derivative counterparty risk. Credit risk related to interest rate swap contracts is discussed in "—Risk Management—Interest Rate Risk" and Note 6 to the consolidated financial statements.

Credit Risk – Other Investments. As of December 31, 2015, Farmer Mac had $1.2 billion of cash and cash equivalents and $2.8 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's internal policies as well as FCA regulations, which establish limitations on dollar amount, issuer concentration, and credit quality. Those regulations can be found at 12 C.F.R. §§ 652.1-652.45 (the "Liquidity and Investment Regulations"). In addition to establishing a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize Farmer Mac's exposure to financial market volatility, preserve capital, and support Farmer Mac's access to the debt markets.

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

The Liquidity and Investment Regulations and Farmer Mac's policies also establish concentration limits, which are intended to limit exposure to any one counterparty. The Liquidity and Investment Regulations limit Farmer Mac's total credit exposure to any single issuer of securities and uncollateralized financial derivatives to 25 percent of Farmer Mac's regulatory capital (as of December 31, 2015, 25 percent of Farmer Mac's regulatory capital was $142.8 million), though Farmer Mac's current policy, for any investments made after the effective date of this policy, limits this total credit exposure to 5 percent of its regulatory capital (as of December 31, 2015, 5 percent of Farmer Mac's regulatory capital was $28.6 million). These exposure limits do not apply to obligations of the United States or GSEs, though Farmer Mac is restricted by the Liquidity and Investment Regulations and its own policy from investing more than 100 percent of its regulatory capital in any one GSE.

On February 23, 2016, FCA published a proposed rule in the Federal Register to amend the Liquidity and Investment Regulations to comply with Section 939A of the Dodd-Frank Act by removing references and requirements relating to credit ratings and replacing them with other standards of creditworthiness, as well as to revise the eligibility criteria and exposure limits for certain types of investments. Farmer Mac intends to submit comments on this proposed rule to FCA prior to the close of the comment period on April 25, 2016. Farmer Mac expects that it will be able to successfully adapt to FCA's proposed amendments of the Liquidity and Investment Regulations.

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

In certain cases, yield maintenance provisions and other prepayment penalties contained in agricultural mortgage loans and rural utilities loans reduce, but do not eliminate, prepayment risk.  Those provisions require borrowers to make an additional payment when they prepay their loans, thus compensating Farmer Mac for the shortened duration of the prepaid loan.  As of December 31, 2015, less than 1 percent of the total outstanding balance of loans in the Farm & Ranch line of business where Farmer Mac either owned the loan or the beneficial interest in the underlying loan had yield maintenance provisions or other forms of prepayment protection (together covering 2 percent of all loans with fixed interest rates).  Of the Farm & Ranch loans purchased in 2015, none had yield maintenance or another form of prepayment protection. As of December 31, 2015, none of Farmer Mac's USDA Securities had yield maintenance provisions; however, 4 percent contained prepayment penalties.  Of the USDA Securities purchased in 2015, 5 percent contained various forms of prepayment penalties.  As of December 31, 2015, 62 percent of the Rural Utilities loans owned by Farmer Mac had yield maintenance provisions. Of the Rural Utilities loans purchased in 2015, 69 percent contained prepayment penalties.

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

Farmer Mac's $1.2 billion of cash and cash equivalents mature within three months and are funded with discount notes having similar maturities. As of December 31, 2015, $2.769 billion of the $2.776 billion of investment securities (nearly 100 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year. Those securities are funded with effectively floating rate debt that closely matches the rate adjustment dates of the associated investments. As of December 31, 2015, Farmer Mac had outstanding discount notes of $6.6 billion, medium-term notes that mature within one year of $2.5 billion, and medium-term notes that mature after one year of $5.0 billion.

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

The following schedule summarizes the results of Farmer Mac's MVE and NII sensitivity analysis as of December 31, 2015 and December 31, 2014 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

Table 24

	Percentage Change in MVE from Base Case
Interest Rate Scenario	As of December 31, 2015	As of December 31, 2014
+100 basis points	0.7%	3.2%
-25 basis points	(1.3)%	(1.8)%

	Percentage Change in NII from Base Case
Interest Rate Scenario	As of December 31, 2015	As of December 31, 2014
+100 basis points	4.4%	4.3%
-25 basis points	(0.4)%	(8.7)%

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

As of December 31, 2015, Farmer Mac's effective duration gap was minus 1.6 months, compared to minus 2.6 months as of December 31, 2014.  During 2015, longer term interest rates declined while shorter term LIBOR rates increased. Despite this rate movement, Farmer Mac's overall interest rate sensitivity remained relatively stable and at relatively low levels. NII sensitivity to declining interest rates decreased during fourth quarter 2015 as a result of higher short-term LIBOR rates.

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

As of December 31, 2015, Farmer Mac had $8.4 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to twenty-five years, of which $1.8 billion were pay-fixed interest rate swaps, $5.8 billion were receive-fixed interest rate swaps, and $0.7 billion were basis swaps.

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

In addition to being exposed to the risk of asset and liability cash flow mismatches, Farmer Mac is exposed to the risk related to changes in its cost of funds relative to floating rate market indexes (such as LIBOR) on some of the floating rate assets it holds. This exposure is referred to as "basis risk." Some of Farmer Mac's floating rate assets reset on rate adjustment dates on the basis of a floating rate market index, whereas the related debt that Farmer Mac issued to fund those assets until their maturities may be refinanced on the basis of Farmer Mac’s cost of funds at a particular time. Basis risk arises from the potential variability between the rates at which those floating rate assets reset and the rates at which Farmer Mac can issue debt to fund those assets. Farmer Mac can fund these floating rate assets in several ways, including:

•	issuing short-term discount notes with maturities that match the reset period of the assets;

•	issuing floating rate medium-term notes with maturities that match the maturities of the assets;

•	issuing non-maturity matched, floating rate medium-term notes; or

•	issuing non-maturity matched, fixed-rate discount notes or medium-term notes swapped to match the interest rate reset dates of the assets as an alternative source of effectively floating rate funding.

Farmer Mac typically uses the last option identified in the list above to fund these floating rate assets because this funding strategy is usually the most effective way to provide an interest rate match, maintain a suitable liquidity profile, and lower Farmer Mac’s cost of funds. As funding for these floating rate assets matures, Farmer Mac seeks to refinance the debt associated with these assets in a similar fashion to achieve an appropriate interest rate match for the remaining life of the assets. However, if the rates on Farmer Mac’s discount notes or medium-term notes deteriorate relative to LIBOR during the time between when these floating rate assets were first funded and when Farmer Mac refinances the associated debt, Farmer Mac is exposed to a commensurate reduction in its net effective spread on the associated assets. Conversely, if the rates on Farmer Mac’s discount notes or medium-term notes improve relative to LIBOR during that time, Farmer Mac would benefit from a commensurate increase in its net effective spread on those assets.

Farmer Mac is also subject to basis risk on some of its fixed rate assets as a result of its use of pay-fixed interest rate swaps, combined with a series of discount note or medium-term note issuances, as an alternative source of effectively fixed rate funding. This risk arises because the rates at which Farmer Mac refinances its funding for some fixed rate assets through the issuance of discount notes or medium-term notes may vary from the agreed-upon rates based on the floating rate market index received by Farmer Mac on the associated swaps. In these cases, if the rates on Farmer Mac's discount notes or medium-term notes were to deteriorate relative to LIBOR, Farmer Mac would be exposed to a commensurate reduction in its net effective spread. Conversely, if the rates on Farmer Mac's discount notes or medium-term notes were to improve relative to LIBOR, Farmer Mac would benefit from a commensurate increase in its net effective spread.

To mitigate this basis risk, Farmer Mac seeks to issue debt of sufficient maturity to reduce the frequency of required refinancing of that debt over the life of the associated asset. As of December 31, 2015, Farmer Mac held $5.8 billion of floating-rate assets in its lines of business and its liquidity investment portfolio that reset on the basis of floating rate market indexes, primarily one-month and three-month LIBOR. As of the same date, Farmer Mac also had $1.8 billion of interest rate swaps outstanding where Farmer Mac pays a fixed rate of interest and receives a floating rate of interest.

During fourth quarter 2015, the levels at which Farmer Mac issued discount notes and medium-term notes deteriorated versus LIBOR. Farmer Mac believes that this deterioration was caused by a significant compression of spreads between U.S. Treasury interest rates and corresponding interest rate swap rates, and was not related to any developments specific to Farmer Mac. In response to this deterioration, Farmer Mac has slightly shortened the maturity profile of its effectively floating rate debt and increased its pricing targets on new floating rate and certain fixed rate asset purchases.

As discussed in Note 6 to the consolidated financial statements, all financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Changes in the fair values of financial derivatives are reported in "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in fair value hedging relationships, changes in the fair values of the hedged items related to the risk being hedged are also reported in "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations. The accrual of the contractual amounts due on the financial derivative is included as an adjustment to the yield of the hedged item and is reported in net interest income. For financial derivatives designated in cash flow hedging relationships, the effective portion of the derivative gain/loss is recorded in other comprehensive income; amounts are disclosed as a reclassification out of other comprehensive income and affecting net interest income when the hedged transaction affects earnings. Any ineffective portion of designated hedge transactions is recognized immediately in "Gains/(losses) on financial derivatives and hedging activities".  All of Farmer Mac's financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty.  As of December 31, 2015, Farmer Mac had uncollateralized net exposures of $47,000 to one counterparty. As of December 31, 2014, Farmer Mac had uncollateralized net exposures of $0.4 million to two counterparties.

Liquidity and Capital Resources

Farmer Mac regularly accesses the capital markets for funding, and Farmer Mac has maintained access to the capital markets at favorable rates throughout 2014 and 2015. Assuming continued access to the capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac also has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets. That plan involves borrowing through repurchase agreement arrangements and the sale of liquid assets. Farmer Mac is required to maintain a minimum of 90 days of liquidity under the Liquidity and Investment Regulations. In accordance with the methodology for calculating available days of liquidity prescribed by those regulations, Farmer Mac maintained an average of 171 days of liquidity during 2015 and had 166 days of liquidity as of December 31, 2015.

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

Farmer Mac's board of directors has authorized the issuance of up to $18.0 billion of discount notes and medium-term notes (of which $14.1 billion was outstanding as of December 31, 2015), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac's board of directors increased that authorization from $15.0 billion to $18.0 billion in June 2015. Farmer

Mac invests the proceeds of its debt issuances in purchases of loans, USDA Securities, Farmer Mac Guaranteed Securities, and investment assets in accordance with policies established by its board of directors and subject to regulations established by FCA.

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

Farmer Mac maintains cash, cash equivalents (including U.S. Treasury securities and other short-term money market instruments), and other investment securities that can be drawn upon for liquidity needs.  The following table presents these assets as of December 31, 2015 and December 31, 2014:

Table 25

	As of December 31, 2015	As of December 31, 2014
	(in thousands)
Cash and cash equivalents	$1,210,084	$1,363,387
Investment securities:
Guaranteed by U.S. Government and its agencies	1,558,003	1,404,156
Guaranteed by GSEs	1,114,148	398,600
Corporate debt securities	19,985	40,116
Asset-backed securities	83,380	96,316
Total	$3,985,600	$3,302,575

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

The carrying value of Farmer Mac's ARCs investments was $44.9 million as of December 31, 2015, compared to $40.6 million as of December 31, 2014. During 2015, Farmer Mac recognized in earnings $0.1 million of other-than-temporary impairment losses on two ARCs. As of December 31, 2015, Farmer Mac intended to sell these two ARC securities in 2016 at a price of 99.63 percent of par pursuant to a forward sales agreement. As of December 31, 2015, Farmer Mac's carrying value of all of its ARCs investments was 97 percent of par.  The discounted carrying value reflects uncertainty regarding the ability to obtain par in the absence of any active market trading. See Note 13 to the consolidated financial statements for more information on the carrying value of ARCs.

Capital Requirements. Farmer Mac is subject to the following capital requirements – minimum, critical, and risk-based. Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. The minimum capital requirement is expressed as a percentage of on-balance sheet assets and off-balance sheet obligations. The critical capital requirement is equal to one-half of the minimum capital amount. Farmer Mac's statutory charter does not specify the required level of risk-based capital but directs FCA to establish a risk-based capital stress test for Farmer Mac, using specified stress test parameters. Certain enforcement powers are given to FCA depending on Farmer Mac's compliance with these capital standards. As of December 31, 2015 and 2014, Farmer Mac was in compliance with its statutory capital requirements and was classified as within "level I" (the highest compliance level). See Note 9 to the consolidated financial statements for more information about Farmer Mac's capital position and see "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards" for more information on the capital requirements applicable to Farmer Mac.

In accordance with FCA's rule on capital planning, Farmer Mac's board of directors has adopted a policy for maintaining a sufficient level of "Tier 1" capital (consisting of retained earnings, paid-in-capital, common stock, qualifying preferred stock, and accumulated other comprehensive income allocable to investments not included in one of the four operating lines of business). That policy imposes restrictions on Tier 1-eligible dividends and any discretionary bonus payments in the event that Tier 1 capital falls below specified thresholds. As of December 31, 2015 and 2014, Farmer Mac's Tier 1 capital ratio was 10.5% and 11.3%, respectively. For more information about Farmer Mac's capital adequacy policy and FCA's rule on capital planning, see "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards." As of December 31, 2015, Farmer Mac was in compliance with its capital adequacy policy.

Farmer Mac II LLC redeemed all of the outstanding shares of Farmer Mac II LLC Preferred Stock on March 30, 2015, the initial redemption date, at a cash redemption price equal to the liquidation preference (the same as the par value) of $1,000 per share, using the $150.0 million in proceeds of the preferred stock offerings Farmer Mac completed in 2014 and cash on hand to fund this redemption. The redemption of the Farmer Mac II LLC Preferred Stock triggered the redemption of all of the outstanding FALConS on the same day. The redemption of the Farmer Mac II LLC Preferred Stock caused a decrease in Farmer Mac's core capital level from $766.3 million as of December 31, 2014 to $564.5 million as of December 31, 2015. For more information on the Farmer Mac II LLC Preferred Stock and Farmer Mac's capital, see "Business—Financing—Equity Issuance—Non-Controlling Interest in Farmer Mac II LLC" and "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards."

Contractual Obligations.  The following table presents the amount and timing of Farmer Mac's known, fixed, and determinable contractual obligations by payment date as of December 31, 2015.  The payment amounts represent those amounts contractually due to the recipient (including return of discount and interest on debt) and do not include unamortized premiums or discounts or other similar carrying value adjustments.

Table 26

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Discount notes(1)	$6,652,547	$—	$—	$—	$6,652,547
Medium-term notes(1)	2,469,650	2,741,000	1,051,255	1,180,052	7,441,957
Interest payments on fixed rate medium-term notes(2)	93,731	133,901	92,041	175,501	495,174
Interest payments on floating rate medium-term notes(3)	3,914	5,550	678	1,212	11,354
Operating lease obligations(4)	1,392	2,800	2,812	5,527	12,531
Purchase obligations(5)	997	356	—	—	1,353

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

(3)
Calculated using the effective interest rates as of December 31, 2015.  As a result, these amounts do not reflect the effects of changes in the contractual interest rates effective on future interest rate reset dates.

(4)
Includes amounts due under non-cancellable operating leases for office space and office equipment. See Note 12 to the consolidated financial statements for more information regarding Farmer Mac's minimum lease payments for office space.

(5)
Includes minimum amounts due under non-cancellable agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms.  These agreements include, among others, agreements for the provision of consulting services, information technology support, equipment maintenance, and financial analysis software and services.  The amounts actually paid under these agreements will likely be higher due to the variable components of some of these agreements under which the ultimate obligation owed is determined by reference to actual usage or hours worked.  The table does not include amounts due under agreements that are cancellable without penalty or further payment as of December 31, 2015 and therefore do not represent enforceable and legally binding obligations.  The table also does not include amounts due under the terms of the employment agreement with Farmer Mac's President and CEO (the only member of senior management with an employment agreement); nor does it include payments that are based on a varying outstanding loan volume (such as servicing fees), as those payments are not known, fixed, and determinable contractual obligations.

Farmer Mac enters into financial derivative contracts under which it either receives cash from counterparties, or is required to pay cash to them, depending on changes in interest rates.  Financial derivatives are carried on the consolidated balance sheets at fair value, representing the net present value of expected future cash payments or receipts based on market interest rates as of the balance sheet date adjusted for the consideration of credit risk of Farmer Mac and its counterparties.  The fair values of the contracts change daily as market interest rates change.  Because the financial derivative liabilities recorded on the consolidated balance sheet as of December 31, 2015 do not represent the amounts that may ultimately be paid under the financial derivative contracts, those liabilities are not included in the table of contractual obligations presented above.  Further information regarding financial derivatives is included in Note 2(h) and Note 6 to the consolidated financial statements.

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

Table 27

	As of December 31,
	2015	2014
	(in thousands)
LTSPCs(1)	$2,776,137	$2,240,866
Mandatory commitments to purchase loans and USDA Securities	65,416	33,655

(1)	Includes $8.8 million related to a one-year loan purchase commitment on which Farmer Mac receives a nominal unused commitment fee.

For more information about Farmer Mac's commitments to purchase loans, see Note 12 to the consolidated financial statements.

Off-Balance Sheet Arrangements

Farmer Mac offers approved lenders two credit enhancement alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans: (1) Farmer Mac Guaranteed Securities, which are available through each of the Farm & Ranch, USDA Guarantees, Rural Utilities, and Institutional Credit lines of business; and (2) LTSPCs, which are available through the Farm & Ranch and Rural Utilities lines of business. For securitization trusts where Farmer Mac is the primary beneficiary, the trust assets and liabilities are included on Farmer Mac's consolidated balance sheet. For the remainder of these transactions, and in the event of deconsolidation, both of these alternatives result in the creation of off-balance sheet obligations for Farmer Mac. See Note 12 to the consolidated financial statements for more information about consolidation and Farmer Mac's off-balance sheet business activities. See "—Business Volume" for more information about the two types of off-balance sheet transactions that Farmer Mac completed with CFC for the first time during 2015 – an LTSPC transaction and a revolving floating rate AgVantage facility for the issuance of Farmer Mac Guaranteed Securities that is currently not drawn upon but on which Farmer Mac earns an annual fee on the full facility size.

As of December 31, 2015 and 2014, outstanding off-balance sheet LTSPCs and Farmer Mac Guaranteed Securities totaled $4.6 billion and $3.9 billion, respectively.  The following table presents the balance of outstanding LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2015 and 2014:

Table 28

Outstanding Balance of LTSPCs and Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of December 31,
	2015	2014
	(in thousands)
Farm & Ranch obligations:
LTSPCs	$2,253,273	$2,240,866
Farm & Ranch Guaranteed Securities	514,051	636,086
Total Farm & Ranch obligations	2,767,324	2,876,952
USDA Guarantees obligations:
Farmer Mac Guaranteed USDA Securities	10,272	13,978
Rural Utilities obligations:
LTSPCs(1)	522,864	—
Institutional Credit obligations:
AgVantage Securities	984,871	986,528
Revolving floating rate AgVantage facility(2)	300,000	—
Total Institutional Credit obligations	1,284,871	986,528
Total off-balance sheet	$4,585,331	$3,877,458

(1)	Includes $8.8 million related to a one-year loan purchase commitment on which Farmer Mac receives a nominal unused commitment fee.

(2)
As of December 31, 2015, this facility had not been utilized. Farmer Mac receives a fixed fee based on the full dollar amount of the facility. If CFC draws on the facility, the amounts drawn will be presented as on-balance sheet AgVantage securities, and Farmer Mac will earn a spread on the drawn balance.

See "—Risk Management—Credit Risk – Loans and Guarantees" and Notes 2(d), 2(f), 5 and 12 to the consolidated financial statements for more information about Farmer Mac Guaranteed Securities and Notes 2(o) and 12 to the consolidated financial statements for more information about LTSPCs.

Regulatory Matters

The Dodd-Frank Act contains a variety of provisions designed to regulate financial markets. Certain provisions of the Dodd-Frank Act, including those regarding derivatives, corporate governance, and executive compensation, apply to Farmer Mac. On October 22, 2015, the Federal Reserve Board, FCA, the Federal Deposit Insurance Corporation, the Federal Housing Finance Agency, and the Office of the Comptroller of the Currency adopted a joint final rule to establish minimum requirements for the exchange of initial and variation margin between swap dealers or major swap participants and their counterparties to non-cleared swaps. This final rule, which will become effective later this year, will establish minimum requirements for the exchange of initial and variation margin between Farmer Mac and its swap dealer counterparties in non-cleared swaps transactions. On February 23, 2016, FCA published a proposed rule in the Federal Register to amend the Liquidity and Investment Regulations to comply with Section 939A of the Dodd-Frank Act by removing references and requirements relating to credit ratings and replacing them with other standards of creditworthiness, as well as to revise the eligibility criteria and exposure limits for certain types of investments. Farmer Mac intends to submit comments on this proposed rule to FCA prior to the close of the comment period on April 25, 2016. Farmer Mac does not expect that any of the final rules that have been passed, including the final rule establishing margin requirements for non-cleared swaps, or that are anticipated to be passed, including the FCA's proposed rule that would replace references and requirements related to credit ratings with other standards of creditworthiness, under the Dodd-Frank Act will have a material effect on Farmer Mac's business activities and operations or financial condition. Farmer Mac will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act and expects to be able to adapt successfully to any new applicable legislative and regulatory requirements.

Other Matters

The expected effects of recently issued accounting pronouncements on the consolidated financial statements are presented in Note 2(r) to the consolidated financial statements.

Supplemental Information

The following tables present quarterly and annual information regarding new business volume, repayments, and outstanding business volume:

Table 29

New Business Volume
	Farm & Ranch		USDA Guarantees	Rural Utilities		Institutional Credit
	Loans	LTSPCs	USDA Securities	Loans	LTSPCs	AgVantage	Total
	(in thousands)
For the quarter ended:
December 31, 2015	$245,252	$185,919	$72,442	$46,082	$—	$14,391	$564,086
September 30, 2015	175,965	79,621	91,374	53,552	522,262	506,602	1,429,376
June 30, 2015	196,927	102,944	123,933	—	—	307,250	731,054
March 31, 2015	130,224	59,311	89,186	8,703	—	214,915	502,339
December 31, 2014	196,058	72,045	86,942	6,972	—	454,490	816,507
September 30, 2014	150,243	77,368	97,275	9,936	—	295,700	630,522
June 30, 2014	159,116	34,850	90,785	4,689	—	300,775	590,215
March 31, 2014	192,407	185,594	67,984	53,903	—	228,690	728,578
December 31, 2013	245,770	75,731	58,438	41,374	—	295,000	716,313

For the year ended:
December 31, 2015	748,368	427,795	376,935	108,337	522,262	1,043,158	3,226,855
December 31, 2014	697,824	369,857	342,986	75,500	—	1,279,655	2,765,822

Table 30

Repayments of Assets by Line of Business
	Farm & Ranch			USDA Guarantees	Rural Utilities		Institutional Credit
	Loans	Guaranteed Securities	LTSPCs	USDA Securities	Loans	LTSPCs	AgVantage	Total
	(in thousands)
For the quarter ended:
Scheduled	$6,689	$16,884	$26,265	$18,981	$11,234	$4,165	$15,154	$99,372
Unscheduled	59,280	22,534	78,250	33,809	—	—	—	193,873
December 31, 2015	$65,969	$39,418	$104,515	$52,790	$11,234	$4,165	$15,154	$293,245

Scheduled	$37,524	$11,178	$45,943	$19,785	$25,662	$4,033	$609,524	$753,649
Unscheduled	70,242	11,164	61,075	35,394	—	—	—	177,875
September 30, 2015	$107,766	$22,342	$107,018	$55,179	$25,662	$4,033	$609,524	$931,524

Scheduled	$8,687	$11,126	$34,064	$31,064	$19	$—	$9,245	$94,205
Unscheduled	48,659	11,299	47,714	45,357	13,910	—	—	166,939
June 30, 2015	$57,346	$22,425	$81,778	$76,421	$13,929	$—	$9,245	$261,144

Scheduled	$39,803	$21,163	$53,747	$33,388	$25,805	$—	$81,922	$255,828
Unscheduled	59,731	16,687	68,330	38,914	390	—	—	184,052
March 31, 2015	$99,534	$37,850	$122,077	$72,302	$26,195	$—	$81,922	$439,880

Scheduled	$7,000	$19,821	$28,472	$16,966	$—	$—	$9,349	$81,608
Unscheduled	29,284	21,907	58,882	31,890	—	—	—	141,963
December 31, 2014	$36,284	$41,728	$87,354	$48,856	$—	$—	$9,349	$223,571

Scheduled	$37,361	$11,560	$45,631	$18,123	$43,612	$—	$383,130	$539,417
Unscheduled	59,601	15,002	54,683	29,539	—	—	—	158,825
September 30, 2014	$96,962	$26,562	$100,314	$47,662	$43,612	$—	$383,130	$698,242

Scheduled	$9,813	$13,623	$52,622	$28,681	$—	$—	$361,831	$466,570
Unscheduled	45,094	13,575	42,550	38,465	19,622	—	—	159,306
June 30, 2014	$54,907	$27,198	$95,172	$67,146	$19,622	$—	$361,831	$625,876

Scheduled	$41,587	$24,430	$48,157	$29,319	$23,744	$—	$176,268	$343,505
Unscheduled	63,329	9,747	59,856	39,086	55,164	—	—	227,182
March 31, 2014	$104,916	$34,177	$108,013	$68,405	$78,908	$—	$176,268	$570,687

Scheduled	$6,729	$24,367	$36,063	$17,463	$6,897	$—	$303,087	$394,606
Unscheduled	54,277	11,586	61,147	30,651	—	—	—	157,661
December 31, 2013	$61,006	$35,953	$97,210	$48,114	$6,897	$—	$303,087	$552,267

For the year ended:
Scheduled	$92,703	$60,351	$160,019	$103,218	$62,720	$8,198	$715,845	$1,203,054
Unscheduled	237,912	61,684	255,369	153,474	14,300	—	—	722,739
December 31, 2015	$330,615	$122,035	$415,388	$256,692	$77,020	$8,198	$715,845	$1,925,793

Scheduled	$95,761	$69,434	$174,882	$93,089	$67,356	$—	$930,578	$1,431,100
Unscheduled	197,308	60,231	215,971	138,980	74,786	—	—	687,276
December 31, 2014	$293,069	$129,665	$390,853	$232,069	$142,142	$—	$930,578	$2,118,376

Table 31

Lines of Business - Outstanding Business Volume
	Farm & Ranch			USDA Guarantees	Rural Utilities		Institutional Credit
	Loans	Guaranteed Securities	LTSPCs	USDA Securities	Loans	LTSPCs	AgVantage	Total
	(in thousands)
As of:
December 31, 2015	$2,957,975	$514,051	$2,253,273	$1,918,277	$1,008,126	$522,864	$6,724,254	$15,898,820
September 30, 2015	2,778,692	553,469	2,171,869	1,898,625	982,078	518,229	6,725,017	15,627,979
June 30, 2015	2,710,493	575,811	2,199,266	1,862,430	954,188	—	6,827,939	15,130,127
March 31, 2015	2,570,912	598,236	2,178,100	1,814,918	968,117	—	6,529,934	14,660,217
December 31, 2014	2,540,222	636,086	2,240,866	1,798,034	985,609	—	6,396,941	14,597,758
September 30, 2014	2,380,448	677,814	2,256,175	1,759,948	978,637	—	5,951,800	14,004,822
June 30, 2014	2,327,167	704,376	2,279,121	1,710,335	1,012,313	—	6,039,230	14,072,542
March 31, 2014	2,222,958	731,574	2,339,443	1,686,696	1,027,246	—	6,100,286	14,108,203
December 31, 2013	2,135,467	765,751	2,261,862	1,687,117	1,052,251	—	6,047,864	13,950,312

Table 32

On-Balance Sheet Outstanding Business Volume
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
December 31, 2015	$4,923,163	$2,271,960	$4,118,366	$11,313,489
September 30, 2015	4,889,894	2,147,916	4,049,361	11,087,171
June 30, 2015	5,136,559	2,118,999	4,102,075	11,357,633
March 31, 2015	5,006,542	2,020,600	3,857,363	10,884,505
December 31, 2014	5,020,085	2,002,943	3,697,272	10,720,300
September 30, 2014	4,823,897	1,919,353	3,324,703	10,067,953
June 30, 2014	4,955,560	1,881,625	3,247,011	10,084,196
March 31, 2014	4,890,979	1,834,352	3,304,094	10,029,425
December 31, 2013	4,980,500	1,827,744	3,113,224	9,921,468

The following table presents the quarterly net effective spread by segment:

Table 33

	Net Effective Spread by Line of Business
	Farm & Ranch		USDA Guarantees		Rural Utilities		Institutional Credit		Corporate		Net Effective Spread
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
For the quarter ended:
December 31, 2015	$9,381	1.72%	$4,518	0.96%	$2,845	1.14%	$10,899	0.80%	$2,306	0.26%	$29,949	0.85%
September 30, 2015	9,628	1.80%	4,630	0.99%	2,907	1.18%	11,271	0.81%	1,951	0.25%	30,387	0.88%
June 30, 2015	9,681	1.82%	4,466	0.98%	2,838	1.18%	10,860	0.78%	1,942	0.25%	29,787	0.88%
March 31, 2015(1)	10,114	1.97%	4,225	0.95%	2,804	1.15%	10,425	0.77%	1,689	0.20%	29,257	0.86%
December 31, 2014(2)	8,682	1.71%	5,250	1.19%	2,908	1.18%	9,870	0.78%	1,732	0.26%	28,442	0.91%
September 30, 2014	8,207	1.68%	5,073	1.18%	2,890	1.16%	9,823	0.78%	3,773	0.59%	29,766	0.97%
June 30, 2014	7,820	1.64%	4,159	0.99%	2,953	1.16%	9,957	0.78%	4,160	0.57%	29,049	0.92%
March 31, 2014(3)	7,114	1.53%	3,784	0.91%	1,990	0.73%	9,406	0.74%	4,142	0.56%	26,436	0.84%
December 31, 2013(3)	10,113	2.20%	4,022	0.97%	2,379	0.89%	9,088	0.72%	4,420	0.58%	30,022	0.94%

(1)
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

(2)	On October 1, 2014, $78.5 million of preferred stock issued by CoBank was called, resulting in a loss of net effective spread of $2.1 million or 30 basis points in the corporate segment. The impact on consolidated net effective spread was 7 basis points.

(3)
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

The following table presents quarterly core earnings reconciled to net income attributable to common stockholders:

Table 34

	December 2015	September 2015	June 2015	March 2015	December 2014	September 2014	June 2014	March 2014	December 2013
	(in thousands)
Revenues:
Net effective spread(1)	$29,949	$30,387	$29,787	$29,257	$28,442	$29,766	$29,049	$26,436	$30,022
Guarantee and commitment fees	4,730	4,328	4,085	4,012	4,097	4,152	4,216	4,315	4,252
Other(2)	(284)	(93)	(24)	(405)	(1,285)	(2,001)	(520)	(410)	427
Total revenues	34,395	34,622	33,848	32,864	31,254	31,917	32,745	30,341	34,701

Credit related (income)/expense:
(Release of)/provision for losses	(49)	(303)	1,256	(696)	(479)	(804)	(2,557)	674	12
REO operating expenses	44	48	—	(1)	48	1	59	2	3
Losses/(gains) on sale of REO	—	—	—	1	28	—	(168)	3	(26)
Total credit related (income)/expense	(5)	(255)	1,256	(696)	(403)	(803)	(2,666)	679	(11)

Operating expenses:
Compensation and employee benefits	5,385	5,236	5,733	5,693	4,971	4,693	4,889	4,456	4,025
General and administrative	3,238	3,676	3,374	2,823	2,992	3,123	3,288	2,794	3,104
Regulatory fees	613	600	600	600	600	593	594	594	594
Total operating expenses	9,236	9,512	9,707	9,116	8,563	8,409	8,771	7,844	7,723

Net earnings	25,164	25,365	22,885	24,444	23,094	24,311	26,640	21,818	26,989
Income tax expense/(benefit)(3)	8,855	8,924	8,091	6,692	4,858	6,327	(4,734)	4,334	5,279
Net (loss)/income attributable to non-controlling interest	(60)	(36)	(119)	5,354	5,414	5,412	5,819	5,547	5,546
Preferred stock dividends	3,296	3,295	3,296	3,295	3,296	3,283	2,308	952	882
Core earnings	$13,073	$13,182	$11,617	$9,103	$9,526	$9,289	$23,247	$10,985	$15,282

Reconciling items (after-tax effects):
Unrealized gains/(losses) on financial derivatives and hedging activities	1,784	(4,489)	10,388	(582)	(3,717)	2,685	(3,053)	(2,395)	8,003
Unrealized gains/(losses) on trading assets	452	(5)	110	236	679	(21)	(46)	426	(50)
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(171)	(76)	(81)	(529)	(811)	(440)	(179)	(8,027)	(10,864)
Net effects of settlements on agency forward contracts	(106)	(253)	128	(164)	(30)	73	236	(176)	114
Loss on retirement of Farmer Mac II LLC Preferred Stock	—	—	—	(6,246)	—	—	—	—	—
Net income attributable to common stockholders	$15,032	$8,359	$22,162	$1,818	$5,647	$11,586	$20,205	$813	$12,485

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

Under the supervision and with the participation of Farmer Mac's Chief Executive Officer and Chief Financial Officer, Farmer Mac's management assessed the effectiveness of Farmer Mac's internal control over financial reporting as of December 31, 2015.  In making this assessment, Farmer Mac's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).  Based on its evaluation under the COSO criteria, management concluded that Farmer Mac's internal control over financial reporting as of December 31, 2015 was effective.

Farmer Mac's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of Farmer Mac's internal control over financial reporting as of December 31, 2015, as stated in their report appearing below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of the Federal Agricultural Mortgage Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income/(loss), of equity, and of cash flows present fairly, in all material respects, the financial position of the Federal Agricultural Mortgage Corporation and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
McLean, Virginia
March 10, 2016

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2015	December 31, 2014
	(in thousands)
Assets:
Cash and cash equivalents	$1,210,084	$1,363,387
Investment securities:
Available-for-sale, at fair value	2,775,025	1,938,499
Trading, at fair value	491	689
Total investment securities	2,775,516	1,939,188
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value	4,152,605	3,659,281
Held-to-maturity, at amortized cost	1,274,016	1,794,620
Total Farmer Mac Guaranteed Securities	5,426,621	5,453,901
USDA Securities:
Available-for-sale, at fair value	1,888,344	1,731,222
Trading, at fair value	28,975	40,310
Total USDA Securities	1,917,319	1,771,532
Loans:
Loans held for investment, at amortized cost	3,258,413	2,833,461
Loans held for investment in consolidated trusts, at amortized cost	708,111	692,478
Allowance for loan losses	(4,480)	(5,864)
Total loans, net of allowance	3,962,044	3,520,075
Real estate owned, at lower of cost or fair value	1,369	421
Financial derivatives, at fair value	3,816	4,177
Interest receivable (includes $7,938 and $9,509, respectively, related to consolidated trusts)	112,700	106,874
Guarantee and commitment fees receivable	40,189	39,462
Deferred tax asset, net	42,916	33,391
Prepaid expenses and other assets	47,780	55,413
Total Assets	$15,540,354	$14,287,821

Liabilities and Equity:
Liabilities:
Notes payable:
Due within one year	$9,111,461	$7,353,953
Due after one year	4,967,036	5,471,186
Total notes payable	14,078,497	12,825,139
Debt securities of consolidated trusts held by third parties	713,536	424,214
Financial derivatives, at fair value	77,199	84,844
Accrued interest payable (includes $6,705 and $5,145, respectively, related to consolidated trusts)	47,621	48,355
Guarantee and commitment obligation	38,609	37,925
Accounts payable and accrued expenses	29,089	81,252
Reserve for losses	2,083	4,263
Total Liabilities	14,986,634	13,505,992
Commitments and Contingencies (Note 12)
Equity:
Preferred stock:
Series A, par value $25 per share, 2,400,000 shares authorized, issued and outstanding	58,333	58,333
Series B, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,044	73,044
Series C, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,382	73,382
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,155,661 shares and 9,406,267 shares outstanding, respectively	9,156	9,406
Additional paid-in capital	117,862	113,559
Accumulated other comprehensive (loss)/income, net of tax	(11,019)	15,533
Retained earnings	231,228	201,013
Total Stockholders' Equity	553,517	545,801
Non-controlling interest	203	236,028
Total Equity	553,720	781,829
Total Liabilities and Equity	$15,540,354	$14,287,821
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$13,338	$17,269	$21,940
Farmer Mac Guaranteed Securities and USDA Securities	134,443	128,923	139,730
Loans	117,042	94,875	85,059
Total interest income	264,823	241,067	246,729
Total interest expense	139,016	170,720	137,276
Net interest income	125,807	70,347	109,453
(Provision for)/release of allowance for loan losses	(2,388)	961	481
Net interest income after (provision for)/release of allowance for loan losses	123,419	71,308	109,934
Non-interest income:
Guarantee and commitment fees	14,077	14,694	15,627
Gains/(losses) on financial derivatives and hedging activities	2,531	(21,646)	31,764
Gains/(losses) on trading securities	1,220	38,629	(819)
Gains/(losses) on sale of available-for-sale investment securities	9	(238)	2,113
Gains on repurchase of debt	—	—	1,462
(Losses)/gains on sale of real estate owned	(1)	137	1,236
Other income	2,305	1,714	3,057
Non-interest income	20,141	33,290	54,440
Non-interest expense:
Compensation and employee benefits	22,047	19,009	17,817
General and administrative	13,111	12,197	11,563
Regulatory fees	2,413	2,381	2,375
Real estate owned operating costs, net	91	110	423
(Release of)/provision for reserve for losses	(2,180)	(2,205)	929
Non-interest expense	35,482	31,492	33,107
Income before income taxes	108,078	73,106	131,267
Income tax expense	34,239	2,824	33,752
Net income	73,839	70,282	97,515
Less: Net income attributable to non-controlling interest	(5,139)	(22,192)	(22,187)
Net income attributable to Farmer Mac	68,700	48,090	75,328
Preferred stock dividends	(13,182)	(9,839)	(3,495)
Loss on retirement of preferred stock	(8,147)	—	—
Net income attributable to common stockholders	$47,371	$38,251	$71,833

Earnings per common share and dividends:
Basic earnings per common share	$4.33	$3.50	$6.64
Diluted earnings per common share	$4.19	$3.37	$6.41
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net income	$73,839	$70,282	$97,515
Other comprehensive income/(loss) before taxes:
Net unrealized (losses)/gains on available-for sale securities	(30,387)	39,980	(138,831)
Net changes in held-to-maturity securities	(9,922)	9,190	—
Net unrealized (losses)/gains on cash flow hedges	(541)	(347)	107
Other comprehensive (loss)/income before tax	(40,850)	48,823	(138,724)
Income tax benefit/(expense) related to other comprehensive income	14,298	(17,088)	48,553
Other comprehensive (loss)/income, net of tax	(26,552)	31,735	(90,171)
Comprehensive income	47,287	102,017	7,344
Less: comprehensive income attributable to non-controlling interest	(5,139)	(22,192)	(22,187)
Comprehensive income/(loss) attributable to Farmer Mac	$42,148	$79,825	$(14,843)
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Interest	Equity
	(in thousands)
Balance as of January 1, 2013	58	$57,578	10,702	$10,702	$106,617	$73,969	$102,243	$241,853	$592,962
Net income attributable to Farmer Mac	—	—	—	—	—	—	75,328	—	75,328
Other comprehensive loss, net of tax	—	—	—	—	—	(90,171)	—	—	(90,171)
Cash dividends:
Preferred stock	—	—	—	—	—	—	(3,495)	—	(3,495)
Common stock	—	—	—	—	—	—	(5,199)	—	(5,199)
Issuance of Series A Preferred Stock	2,400	58,333	—	—	—	—	—	—	58,333
Issuance of Class C Common Stock	—	—	184	184	25	—	—	—	209
Redemption of Series C preferred stock (retired on January 17, 2013)	(58)	(57,578)	—	—	—	—	—	—	(57,578)
Stock-based compensation cost	—	—	—	—	2,966	—	—	—	2,966
Other stock-based award activity	—	—	—	—	1,114	—	—	—	1,114
Balance as of December 31, 2013	2,400	$58,333	10,886	$10,886	$110,722	$(16,202)	$168,877	$241,853	$574,469
Net income attributable to Farmer Mac	—	—	—	—	—	—	48,090	—	48,090
Other comprehensive income, net of tax	—	—	—	—	—	31,735	—	—	31,735
Cash dividends:	—
Preferred stock	—	—	—	—	—	—	(9,839)	—	(9,839)
Common stock	—	—	—	—	—	—	(6,115)	—	(6,115)
Issuance of Series B Preferred Stock	3,000	73,044	—	—	—	—	—	—	73,044
Issuance of Series C Preferred Stock	3,000	73,382	—	—	—	—	—	—	73,382
Issuance of Class C Common Stock	—	—	51	51	19	—	—	—	70
Stock-based compensation cost	—	—	—	—	2,859	—	—	—	2,859
Other stock-based award activity	—	—	—	—	(41)	—	—	—	(41)
Investment in subsidiary - non-controlling interest	—	—	—	—	—	—	—	175	175
Purchase of interest - Non-controlling interest - preferred stock	—	—	—	—	—	—	—	(6,000)	(6,000)
Balance as of December 31, 2014	8,400	$204,759	10,937	$10,937	$113,559	$15,533	$201,013	$236,028	$781,829
Net income/(loss):
Attributable to Farmer Mac	—	—	—	—	—	—	68,700	—	68,700
Attributable to non-controlling interest	—	—	—	—	—	—	—	(214)	(214)
Other comprehensive loss, net of tax	—	—	—	—	—	(26,552)	—	—	(26,552)
Cash dividends:
Preferred stock	—	—	—	—	—	—	(13,182)	—	(13,182)
Common stock	—	—	—	—	—	—	(7,000)	—	(7,000)
Issuance of Class C Common Stock	—	—	112	112	13	—	—	—	125
Repurchase of Class C Common Stock	—	—	(362)	(362)	—	—	(10,156)	—	(10,518)
Stock-based compensation cost	—	—	—	—	3,269	—	—	—	3,269
Other stock-based award activity	—	—	—	—	1,021	—	—	—	1,021
Investment in subsidiary - non-controlling interest	—	—	—	—	—	—	—	242	242
Redemption of Farmer Mac II LLC preferred stock	—	—	—	—	—	—	(8,147)	(235,853)	(244,000)
Balance as of December 31, 2015	8,400	$204,759	10,687	$10,687	$117,862	$(11,019)	$231,228	$203	$553,720
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$73,839	$70,282	$97,515
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums, and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Securities	2,889	18,461	26,217
Amortization of debt premiums, discounts and issuance costs	15,060	9,689	11,839
Net change in fair value of trading securities, hedged assets, and financial derivatives	(12,144)	8,213	(44,362)
(Gains)/losses on sale of available-for-sale investment securities	(9)	238	(2,113)
Gains on repurchase of debt	—	—	(1,462)
Losses/(gains) on sale of real estate owned	1	(137)	(1,236)
Total provision for/(release of) losses	208	(3,166)	448
Deferred income taxes	3,992	(6,979)	6,670
Stock-based compensation expense	3,269	2,859	2,967
Proceeds from repayment of trading investment securities	657	685	774
Proceeds from repayment of loans purchased as held for sale	95,592	98,712	168,589
Net change in:
Interest receivable	(5,826)	3,007	(4,063)
Guarantee and commitment fees receivable	(727)	1,768	(1,887)
Other assets	8,454	(39,624)	52,872
Accrued interest payable	(734)	(5,417)	1,993
Other liabilities	(166)	(3,539)	(771)
Net cash provided by operating activities	184,355	155,052	313,990
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(2,403,910)	(1,545,658)	(1,703,082)
Purchases of Farmer Mac Guaranteed Securities and USDA Securities	(1,180,570)	(1,555,272)	(1,635,394)
Purchases of loans held for investment	(837,176)	(749,099)	(911,846)
Purchases of defaulted loans	(16,907)	(705)	(6,704)
Proceeds from repayment of available-for-sale investment securities	1,489,074	1,327,044	1,350,491
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Securities	967,173	1,154,732	1,125,270
Proceeds from repayment of loans purchased as held for investment	311,136	337,466	265,151
Proceeds from sale of available-for-sale investment securities	83,735	770,149	366,562
Proceeds from sale of Farmer Mac Guaranteed Securities	336,913	175,754	150,417
(Payments)/proceeds from sale of real estate owned	(1)	1,927	4,042
Net cash used in investing activities	(1,250,533)	(83,662)	(995,093)
Cash flows from financing activities:
Proceeds from issuance of discount notes	97,129,959	38,388,899	64,859,652
Proceeds from issuance of medium-term notes	4,375,368	3,544,818	2,886,783
Payments to redeem discount notes	(95,424,765)	(38,350,229)	(64,952,365)
Payments to redeem medium-term notes	(4,842,281)	(3,108,000)	(2,066,602)
Excess tax benefits related to stock-based awards	154	51	1,160
Payments to third parties on debt securities of consolidated trusts	(47,574)	(37,512)	(56,278)
Proceeds from common stock issuance	1,689	244	1,913
Proceeds from Series A Preferred stock issuance	—	—	58,333
Proceeds from Series B Preferred stock issuance	—	73,044	—
Proceeds from Series C Preferred stock issuance	—	73,382	—
Common stock repurchased	(10,320)	—	—
Retirement of Series C Preferred stock	—	—	(57,578)
Investment in Contour	242	175	—
Redemption of Farmer Mac II LLC Preferred Stock	(244,000)	(6,000)	—
Dividends paid - Non-controlling interest - preferred stock	(5,415)	(22,192)	(22,187)
Dividends paid on common and preferred stock	(20,182)	(13,996)	(7,979)
Net cash provided by financing activities	912,875	542,684	644,852
Net (decrease)/increase in cash and cash equivalents	(153,303)	614,074	(36,251)
Cash and cash equivalents at beginning of period	1,363,387	749,313	785,564
Cash and cash equivalents at end of period	$1,210,084	$1,363,387	$749,313
  The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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

As of December 31, 2015 and 2014, the total outstanding balance in all of Farmer Mac's lines of business was $15.9 billion and $14.6 billion, respectively.

Under the Farm & Ranch line of business, Farmer Mac purchases eligible mortgage loans secured by first liens on agricultural real estate, which includes part-time farms and rural housing ("Farm & Ranch loans").  Farmer Mac also guarantees securities representing interests in pools of mortgage loans eligible for the Farm & Ranch line of business.  Additionally, Farmer Mac commits to purchase, subject to the terms of the applicable LTSPC agreement, eligible Farm & Ranch mortgage loans. The securities guaranteed by Farmer Mac under this line of business are referred to as "Farm & Ranch Guaranteed Securities."  To be eligible, loans must meet Farmer Mac's credit underwriting, collateral valuation, documentation, and other specified standards.  As of December 31, 2015 and 2014, outstanding loans held by Farmer Mac, loans that either backed off-balance sheet Farm & Ranch Guaranteed Securities or were subject to LTSPCs, and other Farm & Ranch Guaranteed Securities totaled $5.7 billion and $5.4 billion, respectively.

Under the USDA Guarantees line of business, Farmer Mac II LLC, a subsidiary of Farmer Mac, purchases the portions of certain agricultural, rural development, business and industry, and community facilities loans guaranteed by the United States Department of Agriculture under the Consolidated Farm and Rural Development Act (7 U.S.C. §§ 1921 et seq.).  USDA-guaranteed portions are referred to and presented on the consolidated balance sheets as "USDA Securities."  Farmer Mac II LLC also purchases USDA Securities in exchange for issuing securities to third parties backed by those USDA Securities, which are then also guaranteed by Farmer Mac. These issued securities are referred to and presented on the consolidated balance sheets as Farmer Mac Guaranteed USDA Securities. As of December 31, 2015 and

2014, outstanding Farmer Mac Guaranteed USDA Securities and USDA Securities totaled $1.9 billion and $1.8 billion, respectively.

Farmer Mac's authorized activities under the Rural Utilities line of business are similar to those conducted under the Farm & Ranch line of business – purchases of, and guarantees of securities backed by, eligible rural utilities loans, as well as the issuance of LTSPCs for pools of eligible rural utilities loans ("Rural Utilities loans").  To be eligible, loans must meet Farmer Mac's credit underwriting and other specified standards. As of December 31, 2015 and 2014, the aggregate outstanding principal balance of Rural Utilities loans held or subject to LTSPCs was $1.5 billion and $1.0 billion, respectively.

Under the Institutional Credit line of business, Farmer Mac guarantees and purchases general obligations of lenders that are secured by pools of loans that would be eligible under Farmer Mac's Farm & Ranch, USDA Guarantees, or Rural Utilities lines of business. AgVantage® is a registered trademark of Farmer Mac used to designate Farmer Mac's guarantees of securities related to these general obligations of lenders that are secured by pools of eligible loans and that comprise the Institutional Credit line of business.  For more information on the products currently offered under Farmer Mac's Institutional Credit line of business, see "Business—Farmer Mac Lines of Business—Institutional Credit."  As of December 31, 2015 and 2014, outstanding securities held or guaranteed by Farmer Mac in its Institutional Credit line of business totaled $6.7 billion and $6.4 billion, respectively.

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

Farmer Mac funds its purchases of eligible loan assets and liquidity investment assets primarily by issuing debt obligations of various maturities in the public capital markets.  As of December 31, 2015, Farmer Mac had $6.6 billion of discount notes and $7.4 billion of medium-term notes outstanding.  The proceeds of debt issuance are invested in loan purchases, Farmer Mac Guaranteed Securities, and liquidity investment assets in accordance with policies established by Farmer Mac's board of directors that comply with regulations promulgated by the Farm Credit Administration ("FCA").

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Farmer Mac conform with accounting principles generally accepted in the United States of America ("generally accepted accounting principles" or "GAAP").  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities (including, but not limited to, the allowance for loan losses, reserve for losses, other-than-temporary impairment of investment securities, and fair value measurements) as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates. The following are the significant accounting policies that Farmer Mac follows in preparing and presenting its consolidated financial statements:

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

(b)	Cash and Cash Equivalents and Statements of Cash Flows

Farmer Mac considers highly liquid investment securities with maturities at the time of purchase of three months or less to be cash equivalents.  Farmer Mac does not consider securities purchased under agreements to resell to be cash equivalents if it intends to reinvest the funds from maturing repurchase agreements into new repurchase agreements and the aggregate term of the repurchase agreements exceeds six months. Changes in the balance of cash and cash equivalents are reported in the consolidated statements of cash flows.

The following table sets forth information regarding certain cash and non-cash transactions for the years ended December 31, 2015, 2014, and 2013:

Table 2.1

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash paid during the period for:
Interest	$108,254	$171,644	$114,609
Income taxes	31,000	12,750	23,000
Non-cash activity:
Real estate owned acquired through loan liquidation	—	—	1,443
Loans acquired and securitized as Farmer Mac Guaranteed Securities	336,913	175,754	150,417
Consolidation of Farm & Ranch Guaranteed Securities from off-balance sheet to loans held for investment in consolidated trusts and to debt securities of consolidated trusts held by third parties	336,913	199,906	150,417
Purchases of securities - traded, not yet settled	20,000	70,178	—
Issuance costs on the retirement of Farmer Mac II LLC Preferred Stock	8,147	—	—
Unsettled common stock repurchases	197	—	—
Transfers of loans held for sale to loans held for investment	—	—	673,991
Transfers of available-for-sale Farmer Mac Guaranteed Securities to held-to-maturity	—	1,632,786	—

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

(c)	Transfers of Financial Assets and Liabilities

Securities purchased under agreements to resell are treated as collateralized lending transactions. Farmer Mac's counterparties are required to pledge collateral for transactions involving securities purchased under agreements to resell. Farmer Mac considers the types of securities being pledged as collateral when determining how much to lend in these transactions. Additionally, on a daily basis, Farmer Mac reviews the fair values of these securities compared to amounts loaned and derivative counterparty collateral posting thresholds in an effort to minimize exposure to losses. These transactions are reported as securities purchased under agreements to resell in the consolidated balance sheets except for securities purchased under agreements to resell on an overnight basis, which are included in cash and cash equivalents in the consolidated balance sheets. Farmer Mac records securities purchased under agreements to resell at the amount loaned in the consolidated balance sheets. The resulting fees for these transactions are included in interest income in the consolidated statements of operations. As of December 31, 2015 and 2014, there were no outstanding securities purchased under agreements to resell.

Securities sold, not yet purchased, represent obligations of Farmer Mac to deliver specified securities at contracted prices, which would thereby require Farmer Mac to purchase the securities in the market at prevailing prices. Farmer Mac records securities sold, not yet purchased in the consolidated balance sheets at fair value with changes in fair value recognized in "Gains/(losses) on trading securities" in the consolidated statements of operations. The resulting interest expense for these transactions is included in interest expense in the consolidated statements of operations. As of December 31, 2015 and 2014, there were no outstanding securities sold, not yet purchased.

(d)	Investment Securities, Farmer Mac Guaranteed Securities, and USDA Securities

Securities for which Farmer Mac has the intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Securities for which Farmer Mac does not have the positive intent and ability to hold to maturity are classified as available-for-sale or trading and are carried at estimated fair value. Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated other comprehensive income in stockholders' equity.  For securities classified as trading, unrealized gains and losses are included in earnings.  Gains and losses on the sale of available-for-sale and trading securities are determined using the specific identification cost method.

Farmer Mac determines the fair value of investment securities using quoted market prices, when available, and evaluates the securities for other-than-temporary impairment.  Farmer Mac determines the fair values of certain investment securities for which quoted market prices are not available, Farmer Mac Guaranteed Securities, and USDA Securities based on the present value of the associated expected future cash flows.  In estimating the present value of the expected future cash flows, management is required to make estimates and assumptions.  The key estimates and assumptions include discount rates and collateral repayment rates.  Premiums, discounts, and other deferred costs are amortized to interest income over the estimated life of the security using the effective interest method.

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

Real estate owned ("REO") consists of real estate acquired through loan liquidation and is recorded at fair value less estimated selling cost at acquisition.  Fair value is determined by appraisal or other appropriate valuation method.  Any excess of the recorded investment in the loan over the fair value less estimated selling costs is charged to the allowance for loan losses.  Subsequent to the acquisition, management continues to perform periodic valuations of real estate owned.  Declines in the net realizable value (fair value less estimated selling costs) are charged through income and presented in "Real estate owned operating costs, net" on the consolidated statements of operations.

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

Accounting for financial derivatives differs depending on whether a derivative is designated in a formal hedging relationship. Derivative instruments designated in fair value hedging relationships mitigate exposure to changes in the fair value of assets or liabilities. Derivative instruments designated in cash flow hedging relationships mitigate exposure to the variability in expected future cash flows or other forecasted transactions. In order to qualify for fair value or cash flow hedge accounting treatment, documentation must indicate the intention to designate the derivative as a hedge of a specific asset, or liability, or a future cash flow. Effectiveness of the hedge is assessed at inception and monitored over the life of the hedging relationship.

All financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Changes in the fair values of financial derivatives not designated as cash flow hedges are reported in "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in fair value hedging relationships, changes in the fair values of the hedged items related to the risk being hedged are also reported in "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations. The accrual of the contractual amounts due on the financial derivative is included as an adjustment to the yield of the hedged item and is reported in net interest income. For financial derivatives designated in cash flow hedging relationships, the effective portion of the derivative gain/loss is recorded in other comprehensive income; amounts are disclosed as a reclassification out of other comprehensive income and affecting net interest income when the hedged forecasted transaction affects earnings. Any ineffective portion of designated hedge transactions is recognized immediately in "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations.

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

The allowance for losses increases through periodic provisions for loan losses that are charged against net interest income and the reserve for losses increases through provisions for losses that are charged to non-interest expense, and decreases by charge-offs for actual losses, net of recoveries.  Negative provisions, or releases of allowance for losses, generally occur when the estimate of probable losses as of the end of a period is lower than the estimate at the beginning of the period. In certain circumstances, for example, when a defaulted loan is purchased out of a guaranteed security or pursuant to an LTSPC, the related reserve for losses is reclassified as allowance for loan losses and there is a corresponding release from the provision for losses and a charge to the provision for loan losses.

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

Management believes that its use of this methodology produces a reasonable estimate of probable losses, as of the balance sheet date, for all loans held in the Farm & Ranch portfolio and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs. There were no purchases or sales during 2015 that materially affected the credit profile of the Farm & Ranch portfolio.

Rural Utilities

Farmer Mac separately evaluates the rural utilities loans it owns to determine if there are any probable losses inherent in those assets.  No allowance for losses has been provided for this portfolio segment based on the performance of these loans and the credit quality of the collateral supporting rural utilities assets and Farmer Mac's counterparty risk analysis. As of December 31, 2015, there were no delinquencies and no probable losses inherent in Farmer Mac's Rural Utilities loans held or underlying LTSPCs.

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

Basic earnings per common share ("EPS") is based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per common share is based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options, stock appreciation rights ("SARs"), and non-vested restricted stock awards.  The following schedule reconciles basic and diluted EPS for the years ended December 31, 2015, 2014, and 2013:

Table 2.2

	For the Year Ended December 31,
	2015			2014			2013
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$47,371	10,949	$4.33	$38,251	10,920	$3.50	$71,833	10,816	$6.64
Effect of dilutive securities(1)
Stock options, SARs and restricted stock	—	360	(0.14)	—	447	(0.13)	—	393	(0.23)
Diluted EPS	$47,371	11,309	$4.19	$38,251	11,367	$3.37	$71,833	11,209	$6.41

(1)
For the years ended December 31, 2015, 2014, and 2013, stock options and SARs of 304,132, 109,143, and 33,730, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the years ended December 31, 2015, 2014, and 2013, contingent shares of non-vested restricted stock of 46,303, 36,784, and 26,696, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.

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

Farmer Mac recognized $3.3 million, $2.9 million, and $3.0 million of compensation expense related to stock options, SARs, and non-vested restricted stock awards for 2015, 2014, and 2013, respectively.

(n)	Comprehensive Income

Comprehensive income represents all changes in stockholders' equity except those resulting from investments by or distributions to stockholders, and is comprised of net income and unrealized gains and losses on available-for-sale securities, certain held-to-maturity securities transferred from the available-for-sale classification, and cash flow hedges, net of related taxes.

The following table presents the changes in accumulated other comprehensive income ("AOCI"), net of tax, by component for the years ended December 31, 2015, 2014, and 2013:

Table 2.3

	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total
	(in thousands)
Balance as of January 1, 2013	$73,969	$—	$—	$73,969
Other comprehensive (loss)/income before reclassifications	(75,465)	—	63	(75,402)
Amounts reclassified from AOCI	(14,776)	—	7	(14,769)
Net other comprehensive (loss)/income	(90,241)	—	70	(90,171)
Balance as of December 31, 2013	$(16,272)	$—	$70	$(16,202)
Other comprehensive income/(loss) before reclassifications	38,927	14,502	(364)	53,065
Amounts reclassified from AOCI	(12,939)	(8,529)	138	(21,330)
Net other comprehensive income/(loss)	25,988	5,973	(226)	31,735
Balance as of December 31, 2014	$9,716	$5,973	$(156)	$15,533
Other comprehensive (loss)/income before reclassifications	(6,026)	—	(1,155)	(7,181)
Amounts reclassified from AOCI	(13,725)	(6,449)	803	(19,371)
Net other comprehensive (loss)/income	(19,751)	(6,449)	(352)	(26,552)
Balance as of December 31, 2015	$(10,035)	$(476)	$(508)	$(11,019)

The following table presents other comprehensive income activity, the impact on net income of amounts reclassified from each component of AOCI, and the related tax impact for the years ended December 31, 2015, 2014, and 2013:

Table 2.4

	For the Year Ended December 31,
	2015			2014			2013
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive income/(loss):
Available-for-sale-securities:
Unrealized holding (losses)/gains on available-for-sale-securities	$(9,270)	$(3,244)	$(6,026)	$59,887	$20,960	$38,927	$(116,099)	$(40,634)	$(75,465)
Less reclassification adjustments included in:
Gains/(losses) on financial derivatives and hedging activities(1)	(20,125)	(7,044)	(13,081)	(19,213)	(6,725)	(12,488)	(19,381)	(6,783)	(12,598)
Gains on sale of available-for-sale investment securities(2)	(10)	(4)	(6)	239	84	155	(2,114)	(740)	(1,374)
Other income(3)	(982)	(344)	(638)	(933)	(327)	(606)	(1,237)	(433)	(804)
Total	$(30,387)	$(10,636)	$(19,751)	$39,980	$13,992	$25,988	$(138,831)	$(48,590)	$(90,241)
Held-to-maturity securities:
Change in fair value	$—	$—	$—	$22,311	$7,809	$14,502	$—	$—	$—
Less reclassification adjustments included in:
Net interest income(4)	(9,922)	(3,473)	(6,449)	(13,121)	(4,592)	(8,529)	—	—	—
Total	$(9,922)	$(3,473)	$(6,449)	$9,190	$3,217	$5,973	$—	$—	$—
Cash flow hedges
Unrealized gains/(losses) on cash flow hedges	$(1,776)	$(621)	$(1,155)	$(559)	$(195)	$(364)	$96	$33	$63
Less reclassification adjustments included in:
Net interest income(5)	1,235	432	803	212	74	138	11	4	7
Total	$(541)	$(189)	$(352)	$(347)	$(121)	$(226)	$107	$37	$70
Other comprehensive (loss)/income	$(40,850)	$(14,298)	$(26,552)	$48,823	$17,088	$31,735	$(138,724)	$(48,553)	$(90,171)

(1)	Relates to the amortization of unrealized gains on hedged items prior to the application of fair value hedge accounting.

(2)	Represents unrealized gains on sales of available-for-sale investment securities.

(3)	Represents amortization of deferred gains related to certain available-for-sale USDA Securities and Farmer Mac Guaranteed USDA Securities.

(4)
Relates to the amortization of unrealized gains or losses prior to the reclassification of these securities from available-for-sale to held-to-maturity. The amortization of unrealized gains or losses reported in AOCI for held-to-maturity securities will be offset by the amortization of the premium or discount created from the transfer into held-to-maturity securities, which occurred at fair value. These unrealized gains or losses will be recorded over the remaining life of the security with no impact on future net income.

(5)	Relates to the recognition of unrealized gains and losses on cash flow hedges recorded in AOCI.

(o)	Long-Term Standby Purchase Commitments

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

Table 2.5

	Consolidation of Variable Interest Entities
	As of December 31, 2015
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost	$708,111	$—	$—	$—	$—	$708,111
Debt securities of consolidated trusts held by third parties (1)	713,536	—	—	—	—	713,536
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value (2)	—	31,360	—	31,400	—	62,760
Maximum exposure to loss (3)	—	31,553	—	30,000	—	61,553
Investment securities:
Carrying value (4)	—	—	—	—	917,292	917,292
Maximum exposure to loss (3) (4)	—	—	—	—	918,121	918,121
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (3) (5)	514,051	10,272	—	970,000	—	1,494,323

(1)	Includes borrower remittances of $5.4 million. The borrower remittances have not been passed through to third party investors as of December 31, 2015.

(2)
Includes $0.2 million of unamortized premiums and discounts and fair value adjustments related to the USDA Guarantees line of business. Includes fair value adjustments related to the Institutional Credit line of business of $1.4 million.

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

In January 2016, the FASB issued ASU 2016-01, which amends the guidance in GAAP on the classification and measurement of financial instruments. The ASU significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. The adoption of the new guidance will not have a material effect on Farmer Mac's financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU 2016-02, "Leases," which provides new guidance intended to improve financial reporting about leasing transactions. The ASU will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The adoption of the new guidance will not have a material effect on Farmer Mac's financial position, results of operations, or cash flows.

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

Zions First National Bank:

Farmer Mac considers Zions First National Bank and its affiliates ("Zions") a related party due to the ownership by Zions of approximately 31.2 percent of Class A voting common stock. The following transactions occurred between Farmer Mac and Zions during 2015, 2014, and 2013:

Table 3.1

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Unpaid Principal Balance:
Purchases:
Loans	$178,890	$155,808	$210,088
USDA Securities	13,718	42,637	13,153
On-balance sheet AgVantage Securities	—	50,237	—
Sales of Farmer Mac Guaranteed Securities	255,338	147,234	120,409

The purchases of loans from Zions under the Farm & Ranch line of business represented approximately 23.9 percent, 22.3 percent, and 25.5 percent of Farm & Ranch loan purchases for the years ended December 31, 2015, 2014, and 2013, respectively, and 15.2 percent, 14.6 percent, and 15.4 percent, respectively, of total new Farm & Ranch business volume. The purchases of USDA Securities from Zions under the USDA Guarantees line of business represented approximately 3.6 percent, 12.4 percent, and 3.6 percent of purchases in that line of business for the years ended December 31, 2015, 2014, and 2013, respectively. Outstanding Farm & Ranch loans, USDA Securities, and AgVantage securities purchased from Zions represented 5.7 percent and 5.9 percent, respectively, of Farmer Mac's outstanding business volume as of December 31, 2015 and 2014.

Zions retained servicing fees of $9.3 million, $8.4 million, and $7.0 million in 2015, 2014, and 2013, respectively, for its work as a Farmer Mac servicer.

Zions acted as dealer for $5.0 million par value of Farmer Mac medium term notes during 2014 and none for 2015 and 2013. The related commissions Farmer Mac paid to Zions for these services were immaterial.

The National Rural Utilities Cooperative Financial Corporation:

Farmer Mac considers the National Rural Utilities Cooperative Financial Corporation ("CFC") a related party due to its ownership of approximately 7.9 percent of Class A voting common stock. The following transactions occurred between Farmer Mac and CFC during 2015, 2014, and 2013:

Table 3.2

Farmer Mac Loan Purchases and Guarantees
	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Unpaid Principal Balance:
Loans	$108,337	$75,500	$86,965
LTSPCs	522,262	—	—
On-balance sheet AgVantage Securities	380,000	820,775	820,000
Off-balance sheet AgVantage Securities	—	7,190	—
Off-balance sheet Revolving floating rate AgVantage facility	300,000	—	—
Total purchases and guarantees	$1,310,599	$903,465	$906,965

The transactions with CFC represented 100 percent of Farmer Mac's volume of loan purchases and LTSPC transactions under the Rural Utilities line of business for 2015, 2014, and 2013, represented 65.2 percent, 64.7 percent, and 64.4 percent of AgVantage securities volume under the Institutional Credit line of business for 2015, 2014, and 2013, respectively, and represented 40.6 percent, 32.7 percent, and 29.4 percent of total loan purchases for 2015, 2014, and 2013, respectively. Of Farmer Mac's total outstanding business volume as of December 31, 2015 and 2014, Rural Utilities loans, loans under LTSPCs, and AgVantage securities issued by CFC represented 24.6 percent and 18.7 percent, respectively. For the years ended December 31, 2015, 2014, and 2013, Farmer Mac earned guarantee fees of $0.1 million.

Farmer Mac had interest receivable of $1.8 million and $1.2 million as of December 31, 2015 and 2014, respectively, and earned interest income of $15.9 million, $15.8 million, and $27.8 million during 2015, 2014, and 2013, respectively, related to its AgVantage transactions with CFC.

As of December 31, 2015 and for the year then ended, Farmer Mac had $0.1 million of commitment fees receivable from CFC and earned commitment fees of $0.5 million, respectively. Farmer Mac earned no commitment fees from CFC during 2014 or 2013.

CFC retained servicing fees of $3.3 million for 2015 and $3.4 million in both 2014 and 2013 for its work as a Farmer Mac central servicer.

AgFirst Farm Credit Bank:

Farmer Mac has a related party relationship with AgFirst Farm Credit Bank ("AgFirst") resulting from AgFirst being a holder of approximately 16.8 percent of Farmer Mac Class B voting common stock.

AgFirst entered into $28.5 million, $19.7 million, and $8.1 million of LTSPC transactions in 2015, 2014, and 2013, respectively, and the aggregate balance of LTSPCs outstanding as of December 31, 2015 and 2014 was $112.7 million and $112.8 million, respectively. Farmer Mac received from AgFirst $0.4 million, $0.6 million, and $0.7 million in commitment fees in 2015, 2014, and 2013, respectively, and had $0.1 million of commitment fees receivable as of both December 31, 2015 and 2014.

AgFirst owns certain securities backed by rural housing loans for which Farmer Mac is the second-loss guarantor for the last ten percent.  As of December 31, 2015 and 2014, the outstanding balance of those securities owned by AgFirst was $24.6 million and $28.9 million, respectively.  Farmer Mac received guarantee fees of $0.1 million, $0.1 million, and $0.5 million in 2015, 2014, and 2013, respectively, on those securities.

Farm Credit Bank of Texas:

Farmer Mac has a related party relationship with Farm Credit Bank of Texas resulting from the bank being a holder of approximately 7.7 percent of Farmer Mac Class B voting common stock and because a member of Farmer Mac's board of directors has an affiliation with that entity. Farmer Mac received from Farm Credit Bank of Texas commitment fees of $0.1 million, $0.2 million, and $0.2 million in 2015, 2014, and 2013, respectively. The aggregate amount of LTSPCs outstanding with Farm Credit Bank of Texas as of December 31, 2015 and 2014 was $43.3 million and $51.5 million, respectively. In 2015, 2014, and 2013, Farm Credit Bank of Texas retained $0.3 million, $0.4 million, and $0.5 million, respectively, in servicing fees for its work as a Farmer Mac central servicer.

Other Related Party Transactions:

Farmer Mac purchased $21.1 million, $35.1 million, and $61.6 million in loans from First Dakota National Bank in 2015, 2014, and 2013, respectively. Farmer Mac entered into $7.8 million of new LTSPCs in 2015, none for 2014, and $1.0 million in 2013, respectively with First Dakota National Bank. First Dakota National Bank retained servicing fees of $1.0 million, $0.8 million, and $0.6 million in 2015, 2014, and 2013, respectively, for its work as a Farmer Mac servicer. Farmer Mac purchased $2.1 million, $4.5 million, and $9.3 million in USDA Securities from Bath State Bank in 2015, 2014, and 2013, respectively. These institutions had a related party relationship with Farmer Mac because a member of Farmer Mac's board of directors is affiliated with each of those entities.

Farmer Mac had a related party relationship with AgGeorgia during 2014 because a former member of Farmer Mac's board of directors had an affiliation with that entity while he served on Farmer Mac's board of directors during 2014. Effective June 2014, AgGeorgia was no longer a related party because this individual ceased his service on Farmer Mac's board of directors at that time. Amounts, where presented in 2014, represent activity for the entire year. Farmer Mac entered into $20.2 million and $27.5 million of new LTSPCs with AgGeorgia and received $0.1 million of commitment fees during 2014 and 2013, respectively.

Farmer Mac owned $70.0 million of subordinated debt issued by CoBank as of December 31, 2015 and 2014, respectively. Farmer Mac has a related party relationship with CoBank because CoBank is a major holder (32.6 percent) of Farmer Mac Class B voting common stock and because a member of Farmer Mac's board of directors has an affiliation with that entity.

4.	INVESTMENT SECURITIES

The following tables set forth information about Farmer Mac's investment securities as of December 31, 2015 and 2014:

Table 4.1

	As of December 31, 2015
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$46,500	$—	$46,500	$—	$(1,576)	$44,924
Floating rate asset-backed securities	74,744	(253)	74,491	14	(776)	73,729
Floating rate corporate debt securities	10,000	—	10,000	—	(9)	9,991
Fixed rate corporate debt securities	10,000	(1)	9,999	—	(5)	9,994
Floating rate Government/GSE guaranteed mortgage-backed securities	1,353,495	3,515	1,357,010	2,768	(4,319)	1,355,459
Fixed rate GSE guaranteed mortgage-backed securities(1)	692	3,117	3,809	4,095	—	7,904
Floating rate GSE subordinated debt	70,000	—	70,000	—	(3,751)	66,249
Fixed rate senior agency debt	214,000	(25)	213,975	12	—	213,987
Fixed rate U.S. Treasuries	993,680	(417)	993,263	2	(477)	992,788
Total available-for-sale	2,773,111	5,936	2,779,047	6,891	(10,913)	2,775,025
Trading:
Floating rate asset-backed securities	2,211	—	2,211	—	(1,720)	491
Total investment securities	$2,775,322	$5,936	$2,781,258	$6,891	$(12,633)	$2,775,516

(1)	Fair value includes $7.2 million of an interest-only security with a notional amount of $148.5 million.

	As of December 31, 2014
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$46,600	$—	$46,600	$—	$(6,024)	$40,576
Floating rate asset-backed securities	100,730	(74)	100,656	283	(37)	100,902
Floating rate corporate debt securities	10,000	—	10,000	91	—	10,091
Fixed rate corporate debt securities	30,000	(10)	29,990	35	—	30,025
Floating rate Government/GSE guaranteed mortgage-backed securities	605,053	3,431	608,484	4,712	(443)	612,753
Fixed rate GSE guaranteed mortgage-backed securities(1)	853	3,542	4,395	3,807	—	8,202
Floating rate GSE subordinated debt	70,000	—	70,000	—	(3,680)	66,320
Fixed rate senior agency debt	18,806	130	18,936	3	—	18,939
Floating rate U.S. Treasuries	75,000	(10)	74,990	—	(11)	74,979
Fixed rate U.S. Treasuries	975,194	462	975,656	72	(16)	975,712
Total available-for-sale	1,932,236	7,471	1,939,707	9,003	(10,211)	1,938,499
Trading:
Floating rate asset-backed securities	2,868	—	2,868	—	(2,179)	689
Total investment securities	$1,935,104	$7,471	$1,942,575	$9,003	$(12,390)	$1,939,188

(1)	Fair value includes $7.3 million of an interest-only security with a notional amount of $152.4 million.

During 2015, Farmer Mac received proceeds of $83.7 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $0.1 million. During 2014, Farmer Mac received proceeds of $770.1 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized losses of $0.8 million and gross realized gains of $0.6 million. During 2013, Farmer Mac received proceeds of $366.6 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $3.1 million and gross realized losses of $1.0 million. Farmer Mac also recognized $0.1 million in losses during 2015 related to other-than-temporary impairment on two auction-rate certificate securities.

As of December 31, 2015 and 2014, unrealized losses on available-for-sale investment securities were as follows:

Table 4.2

	As of December 31, 2015
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$18,124	$(1,576)
Floating rate asset-backed securities	44,552	(464)	9,975	(312)
Floating rate corporate debt securities	4,991	(9)	—	—
Fixed rate corporate debt securities	9,994	(5)	—	—
Floating rate Government/GSE guaranteed mortgage-backed securities	794,959	(3,408)	100,192	(911)
Floating rate GSE subordinated debt	—	—	66,249	(3,751)
Fixed rate U.S. Treasuries	944,842	(477)	—	—
Total	$1,799,338	$(4,363)	$194,540	$(6,550)

	As of December 31, 2014
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$40,576	$(6,024)
Floating rate asset-backed securities	19,388	(37)	—	—
Floating rate Government/GSE guaranteed mortgage-backed securities	76,100	(164)	76,867	(279)
Floating rate GSE subordinated debt	—	—	66,320	(3,680)
Floating rate U.S. Treasuries	74,980	(11)	—	—
Fixed rate U.S. Treasuries	325,033	(16)	—	—
Total	$495,501	$(228)	$183,763	$(9,983)

The unrealized losses presented above are principally due to a general widening of credit spreads from the dates of acquisition to December 31, 2015 and 2014, as applicable. The resulting decrease in fair values reflects an increase in the perceived risk by the financial markets related to those securities. As of December 31, 2015, all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government or had credit ratings of at least "AA+," except three that were rated "A-." As of December 31, 2014 , all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government or had credit ratings of at least "AA+," except one that was rated "A-." The unrealized losses were on 69 and 35 individual investment securities as of December 31, 2015 and 2014, respectively.

As of December 31, 2015, 17 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $6.6 million. As of December 31, 2014, 15 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $10.0 million.  Securities in unrealized loss positions for 12 months or longer have a fair value as of December 31, 2015 that is, on average, approximately 97 percent of their amortized cost basis. Farmer Mac believes that all of these unrealized losses are recoverable within a reasonable period of time by way of maturity or changes in credit spreads. Accordingly, Farmer Mac has concluded that none of the unrealized losses on these available-for-sale investment securities represents other-than-temporary impairment as of December 31, 2015 and 2014.

Farmer Mac did not own any held-to-maturity investment securities as of December 31, 2015 and 2014. As of December 31, 2015, Farmer Mac owned trading investment securities with an amortized cost of $2.2 million, a fair value of $0.5 million, and a weighted average yield of 4.41 percent. As of December 31, 2014, Farmer Mac owned trading investment securities with an amortized cost of $2.9 million, a fair value of $0.7 million, and a weighted average yield of 4.24 percent.

The amortized cost, fair value, and weighted average yield of available-for-sale investment securities by remaining contractual maturity as of December 31, 2015 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 4.3

	As of December 31, 2015
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$1,222,236	$1,221,760	0.43%
Due after one year through five years	146,389	147,101	1.10%
Due after five years through ten years	575,023	573,082	0.86%
Due after ten years	835,399	833,082	0.90%
Total	$2,779,047	$2,775,025	0.70%

5.	FARMER MAC GUARANTEED SECURITIES AND USDA SECURITIES

The following tables set forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities as of December 31, 2015 and 2014:

Table 5.1

	As of December 31, 2015
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$1,274,431	$(415)	$1,274,016	$7,801	$—	$1,281,817
Available-for-sale:
AgVantage	$4,164,952	$—	$4,164,952	$26,831	$(70,539)	$4,121,244
Farmer Mac Guaranteed USDA Securities	31,554	(333)	31,221	140	—	31,361
Total Farmer Mac Guaranteed Securities	4,196,506	(333)	4,196,173	26,971	(70,539)	4,152,605
USDA Securities	1,849,322	1,890	1,851,212	37,160	(28)	1,888,344
Total available-for-sale	$6,045,828	$1,557	$6,047,385	$64,131	$(70,567)	$6,040,949
Trading:
USDA Securities	$27,129	$1,934	$29,063	$125	$(213)	$28,975

	As of December 31, 2014
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$1,785,340	$9,280	$1,794,620	$6,211	$(255)	$1,800,576
Available-for-sale:
AgVantage	$3,625,073	$—	$3,625,073	$36,442	$(29,853)	$3,631,662
Farmer Mac Guaranteed USDA Securities	27,831	(442)	27,389	237	(7)	27,619
Total Farmer Mac Guaranteed Securities	3,652,904	(442)	3,652,462	36,679	(29,860)	3,659,281
USDA Securities	1,717,813	3,162	1,720,975	11,850	(1,603)	1,731,222
Total available-for-sale	$5,370,717	$2,720	$5,373,437	$48,529	$(31,463)	$5,390,503
Trading:
USDA Securities	$38,412	$2,748	$41,160	$114	$(964)	$40,310

As of December 31, 2015 and 2014, unrealized losses on held-to-maturity and available-for-sale on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities were as follows:

Table 5.2

	As of December 31, 2015
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Available-for-sale:
AgVantage	$1,193,866	$(41,835)	$1,104,981	$(28,704)
USDA Securities	—	—	103,010	(28)
Total available-for-sale	$1,193,866	$(41,835)	$1,207,991	$(28,732)

	As of December 31, 2014
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$547	$(1)	$49,745	$(254)

Available-for-sale:
AgVantage	$685,131	$(13,115)	$1,460,089	$(16,738)
Farmer Mac Guaranteed USDA Securities	3,720	(7)	—	—
USDA Securities	264,375	(1,549)	97,817	(54)
Total available-for-sale	$953,226	$(14,671)	$1,557,906	$(16,792)

The unrealized losses presented above are principally due to higher interest rates from the date of acquisition to December 31, 2015 and 2014, as applicable. The credit exposure related to Farmer Mac's USDA Guarantees line of business is covered by the full faith and credit guarantee of the United States. The unrealized losses from AgVantage securities were on 22 available-for-sale securities as of December 31, 2015. There were no unrealized losses from held-to-maturity AgVantage securities as of December 31, 2015. The unrealized losses from AgVantage securities were on 2 held-to-maturity securities and 23 available-for-sale securities as of December 31, 2014. As of December 31, 2015, 8 available-for-sale AgVantage securities had been in a loss position for more than 12 months with a total unrealized loss of $28.7 million. As of December 31, 2014, 15 available-for-sale AgVantage securities had been in a loss position for more than 12 months with a total unrealized loss of $16.7 million. Farmer Mac has concluded that none of the unrealized losses on its held-to-maturity Farmer Mac Guaranteed Securities and available-for-sale Farmer Mac Guaranteed Securities and USDA Securities are other-than-temporary impairment as of either December 31, 2015 or 2014.  Farmer Mac does not intend to sell these securities, and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

During 2015, 2014, and 2013, Farmer Mac realized no gains or losses from the sale of Farmer Mac Guaranteed Securities and USDA Securities.

The amortized cost, fair value, and weighted average yield of available-for-sale and held-to-maturity Farmer Mac Guaranteed Securities and USDA Securities by remaining contractual maturity as of December 31, 2015 are set forth below. The balances presented are based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 5.3

	As of December 31, 2015
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$667,704	$668,996	2.54%
Due after one year through five years	1,593,602	1,597,710	1.42%
Due after five years through ten years	1,292,198	1,299,302	1.97%
Due after ten years	2,493,881	2,474,941	2.52%
Total	$6,047,385	$6,040,949	2.11%

	As of December 31, 2015
	Held-to-Maturity Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$680,330	$680,956	2.27%
Due after one year through five years	593,686	600,861	2.23%
Total	$1,274,016	$1,281,817	2.25%

As of December 31, 2015, Farmer Mac owned trading USDA Securities with an amortized cost of $29.1 million, a fair value of $29.0 million, and a weighted average yield of 5.53 percent. As of December 31, 2014, Farmer Mac owned trading USDA Securities with an amortized cost of $41.2 million, a fair value of $40.3 million, and a weighted average yield of 5.60 percent.

6.	FINANCIAL DERIVATIVES

Farmer Mac enters into financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of certain assets, future cash flows, or debt issuance, and not for trading or speculative purposes.  Certain financial derivatives are designated as fair value hedges of fixed rate assets, primarily classified as available-for-sale, to protect against fair value changes in the assets related to a benchmark interest rate (i.e., LIBOR). Other financial derivatives are designated as cash flow hedges to mitigate the volatility of future interest rate payments on floating rate debt.

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

All financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Changes in the fair values of financial derivatives not designated as cash flow hedges are reported in "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in fair value hedging relationships, changes in the fair values of the hedged items, which are primarily fixed rate AgVantage securities, related to the risk being hedged are also reported in "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations. Interest accruals on derivatives designated in fair value hedging relationships are recorded in "Total interest income" in the consolidated statements of operations. For the years ended December 31, 2015, 2014, and 2013, the amount of interest income recognized on those derivatives was $22.6 million, $19.7 million, and $18.0 million, respectively. For financial derivatives designated in cash flow hedging relationships, the effective portion of the derivative gain/loss is recorded in other comprehensive income and any ineffective portion is recognized immediately in"Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations. Because the hedging instrument is an interest rate swap and the hedged forecasted transactions are future interest payments on variable-rate debt, amounts recorded in other comprehensive income are reclassified to "Total interest expense" in conjunction with the recognition of interest expense on the debt. During 2015 and 2014, $1.2 million and $0.2 million, respectively, was reclassified out of other comprehensive income into interest expense. The amount for 2013 was not material. As of December 31, 2015, Farmer Mac expects to reclassify $1.4 million pretax or $0.9 million after-tax from accumulated other comprehensive income, net of tax, to earnings over the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2015. The maximum term over which Farmer Mac is hedging exposure to the variability of future cash flows for all forecasted transactions is 10 years. During the years ended December 31, 2015, 2014, and 2013, there were no gains or losses from interest rate swaps designated as cash flow hedges reclassified to earnings because it became probable the original forecasted transaction would not occur.

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements as of December 31, 2015 and 2014 and the effects of financial derivatives on the consolidated statements of operations for the year ended December 31, 2015, 2014, and 2013:

Table 6.1

	As of December 31, 2015
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$1,276,285	$949	$(26,703)	2.35%	0.37%		4.16
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	119,000	8	(1,381)	2.25%	0.64%		7.03
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	454,041	229	(44,528)	3.73%	0.33%		6.02
Receive fixed non-callable	5,590,638	2,384	(4,205)	0.31%	0.47%		0.57
Receive fixed callable	230,000	—	(421)	0.41%	0.91%		2.26
Basis swaps	725,000	232	(131)	0.22%	0.38%		2.33
Treasury futures	35,000	19	—			125.96
Credit valuation adjustment		(5)	170
Total financial derivatives	$8,429,964	$3,816	$(77,199)
Collateral pledged		—	37,986
Net amount		$3,816	$(39,213)

	As of December 31, 2014
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$1,000,000	$—	$(31,718)	2.47%	0.23%		3.98
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	15,000	—	(289)	2.43%	0.51%		6.23
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	490,183	537	(51,224)	4.23%	0.23%		7.05
Receive fixed non-callable	3,829,355	3,414	(461)	0.14%	0.27%		0.55
Receive fixed callable	383,565	1	(877)	0.12%	1.34%		3.47
Basis swaps	1,105,000	247	(406)	0.11%	0.31%		2.42
Agency forwards	12,768	—	(53)			101.00
Treasury futures	1,700	—	(3)			126.60
Credit valuation adjustment		(22)	187
Total financial derivatives	$6,837,571	$4,177	$(84,844)
Collateral pledged		—	46,627
Net amount		$4,177	$(38,217)
Table 6.2

	Gains/(losses) on financial derivatives and hedging activities
	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Fair value hedges:
Interest rate swaps(1)	$5,965	$(2,729)	$29,538
Hedged items	3,100	14,520	(18,230)
Gains on fair value hedges	9,065	11,791	11,308
Cash flow hedges:
Loss recognized (ineffective portion)	(551)	(10)	(39)
Losses on cash flow hedges	(551)	(10)	(39)
No hedge designation:
Interest rate swaps	(3,204)	(31,101)	21,394
Agency forwards	(2,440)	(1,842)	(1,002)
Treasury futures	(339)	(484)	103
(Losses)/gains on financial derivatives not designated in hedging relationships	(5,983)	(33,427)	20,495
Gains/(losses) on financial derivatives and hedging activities	$2,531	$(21,646)	$31,764

(1)
Included in the assessment of hedge effectiveness as of December 31, 2015, but excluded from the amounts in the table, were losses of $9.2 million, for the year ended December 31, 2015, attributable to the fair value of the swaps at the inception of the hedging relationship. Accordingly, the amounts recognized as hedge ineffectiveness for the year ended December 31, 2015 were gains of $0.1 million. The comparable amounts as of December 31, 2014 were losses of $11.6 million for the year ended December 31, 2014, attributable to the fair value of the swaps at the inception of the hedging relationship and, accordingly, losses of $0.2 million for the year ended December 31, 2014, attributable to hedge ineffectiveness. The comparable amounts as of December 31, 2013 were losses of $11.8 million for the year ended December 31, 2013, attributable to the fair value of the swaps at the inception of the hedging relationships and, accordingly, gains of $0.5 million for the year ended December 2013, attributable to hedge ineffectiveness.

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

As of December 31, 2015 and 2014, Farmer Mac's credit exposure to interest rate swap counterparties, excluding netting arrangements and any adjustment for nonperformance risk, but including accrued interest, was $6.4 million and $6.1 million, respectively; however, including netting arrangements and accrued interest, Farmer Mac's credit exposure was $47,000 and $0.4 million as of December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, Farmer Mac held no cash as collateral for its derivatives in net asset positions, resulting in uncollateralized net asset positions of $47,000 and $0.4 million, respectively.

As of December 31, 2015 and 2014, the fair value of Farmer Mac's derivatives in a net liability position including accrued interest but excluding netting arrangements and any adjustment for nonperformance risk, was $90.1 million and $99.4 million, respectively; however, including netting arrangements and accrued interest, the fair value of Farmer Mac's derivatives in a net liability position at the counterparty level, was $83.2 million and $93.4 million as of December 31, 2015 and 2014, respectively.  Farmer Mac posted cash of $38.0 million and no investment securities as of December 31, 2015 and posted cash of $46.6 million and no investment securities as of December 31, 2014.  Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets. The investment securities posted as collateral are included in the investment securities balances on the consolidated balance sheets.  If Farmer Mac had breached certain provisions of the derivative contracts as of December 31, 2015 and 2014, it could have been required to settle its obligations under the agreements or post additional collateral of $45.2 million and $46.8 million, respectively. As of December 31, 2015 and 2014, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

For certain derivatives, Farmer Mac clears interest rate swaps through a clearinghouse. Farmer Mac posts initial and variation margin to the clearinghouses through which centrally-cleared derivatives and futures contracts are traded. These collateral postings expose Farmer Mac to institutional credit risk in the event that either the clearinghouse or the futures commission merchant that Farmer Mac uses to post collateral to the clearinghouse fails to meet its obligations. Conversely, the use of centrally-cleared derivatives mitigates Farmer Mac's credit risk to individual counterparties because clearinghouses assume the credit risk among counterparties in centrally-cleared derivatives transactions. Of Farmer Mac's $8.4 billion notional amount of interest rate swaps outstanding as of December 31, 2015, $6.2 billion were cleared through swap clearinghouses. Of Farmer Mac's $6.8 billion notional amount of interest rate swaps outstanding as of December 31, 2014, $4.0 billion were cleared through swap clearinghouses.

7.	NOTES PAYABLE

Farmer Mac's borrowings consist of discount notes and medium-term notes, both of which are unsecured general obligations of Farmer Mac.  Discount notes generally have original maturities of 1 year or less, whereas medium-term notes generally have maturities of 0.5 years to 15 years.

The following tables set forth information related to Farmer Mac's borrowings as of December 31, 2015 and 2014:

Table 7.1

	December 31, 2015
	Outstanding as of December 31		Average Outstanding During the Year
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$6,642,560	0.32%	$5,251,081	0.22%
Medium-term notes	595,991	0.38%	761,998	0.25%
Current portion of long-term notes	1,872,910	1.05%
Total due within one year	$9,111,461	0.48%
Due after one year:
Medium-term notes due in:
2017	$1,200,558	1.02%
2018	1,539,264	0.85%
2019	520,284	1.73%
2020	529,567	1.68%
Thereafter	1,177,363	3.05%
Total due after one year	4,967,036	1.59%
Total	$14,078,497	0.87%

	December 31, 2014
	Outstanding as of December 31		Average Outstanding During the Year
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$4,925,828	0.11%	$4,059,708	0.15%
Medium-term notes	754,988	0.17%	532,621	0.15%
Current portion of long-term notes	1,673,137	0.98%
	$7,353,953	0.32%
Due after one year:
Medium-term notes due in:
2016	$1,569,961	1.16%
2017	1,219,192	0.90%
2018	682,224	1.28%
2019	872,576	1.42%
Thereafter	1,127,233	3.09%
Total due after one year	5,471,186	1.56%
Total	$12,825,139	0.85%

The maximum amount of Farmer Mac's discount notes outstanding at any month end during each of the years ended December 31, 2015 and 2014 was $6.7 billion and $4.9 billion, respectively.

Callable medium-term notes give Farmer Mac the option to redeem the debt at par value on a specified call date or at any time on or after a specified call date.  The following table summarizes by maturity date the amounts and costs for Farmer Mac debt callable in 2016 as of December 31, 2015:

Table 7.2

Debt Callable in 2016 as of December 31, 2015
	Amount	Weighted-Average Rate
	(dollars in thousands)
Maturity:
2017	$103,977	0.77%
2018	801,930	0.43%
2019	—	—%
2020	179,803	1.90%
Thereafter	219,333	2.59%
Total	$1,305,043	1.02%

The following schedule summarizes the earliest interest rate reset date of total borrowings outstanding as of December 31, 2015, including callable and non-callable medium-term notes, assuming callable notes are redeemed at the initial call date:

Table 7.3

	Earliest Interest Rate Reset Date of Borrowings Outstanding
	Amount	Weighted-Average Rate
	(dollars in thousands)
Debt with interest rate resets in:
2016	$10,560,504	0.55%
2017	1,071,581	1.06%
2018	737,333	1.32%
2019	520,284	1.73%
2020	298,764	1.76%
Thereafter	890,031	3.34%
Total	$14,078,497	0.87%

During 2015 and 2014, Farmer Mac called $2.4 billion and $0.5 billion of callable medium-term notes, respectively.

Authority to Borrow from the U.S. Treasury

Farmer Mac's statutory charter authorizes it to borrow up to $1.5 billion from the U.S. Treasury through the issuance of debt obligations to the U.S. Treasury. Any funds borrowed from the U.S. Treasury may be used solely for the purpose of fulfilling Farmer Mac's guarantee obligations.  Any debt obligations issued by Farmer Mac under this authority would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac.  The charter requires Farmer Mac to repurchase any of its debt obligations held by the U.S. Treasury within a reasonable time.  As of December 31, 2015, Farmer Mac had not used this borrowing authority and does not expect to use this borrowing authority in the future.

Gains on Repurchase of Outstanding Debt

No outstanding debt repurchases were made in 2015 or 2014. In 2013, Farmer Mac repurchased $29.1 million of outstanding debt at a gain of $1.5 million.

8.	LOANS AND ALLOWANCE FOR LOSSES

Loans

Farmer Mac classifies loans as either held for investment or held for sale. Loans held for investment are recorded at the unpaid principal balance, net of unamortized premium or discount and other cost adjustments. Loans held for sale are reported at the lower of cost or fair value determined on a pooled basis. As of December 31, 2015 and 2014, Farmer Mac had no loans held for sale. The following table displays the composition of the loan balances as of December 31, 2015 and 2014:

Table 8.1

	As of December 31, 2015			As of December 31, 2014
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Farm & Ranch	$2,249,864	$708,111	$2,957,975	$2,118,867	$421,355	$2,540,222
Rural Utilities	1,008,126	—	1,008,126	718,213	267,396	985,609
Total unpaid principal balance(1)	3,257,990	708,111	3,966,101	2,837,080	688,751	3,525,831
Unamortized premiums, discounts and other cost basis adjustments	423	—	423	(3,619)	3,727	108
Total loans	3,258,413	708,111	3,966,524	2,833,461	692,478	3,525,939
Allowance for loan losses	(3,736)	(744)	(4,480)	(5,324)	(540)	(5,864)
Total loans, net of allowance	$3,254,677	$707,367	$3,962,044	$2,828,137	$691,938	$3,520,075

(1)	Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business.

Allowance for Losses

Farmer Mac maintains an allowance for losses presented in two components on its consolidated balance sheets: (1) an allowance for loan losses to account for estimated probable losses on loans held, and (2) a reserve for losses to account for estimated probable losses on loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities.  As of December 31, 2015 and 2014, Farmer Mac reported total allowances for losses of $6.6 million and $10.1 million, respectively. See Note 5 and Note 12 for more information about off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs.

The following is a summary of the changes in the total allowance for losses for each year in the three-year period ended December 31, 2015:

Table 8.2

	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Balance as of January 1, 2013	$11,351	$5,539	$16,890
(Release of)/provision for losses	(481)	929	448
Charge-offs	(4,004)	—	(4,004)
Balance as of December 31, 2013	$6,866	$6,468	$13,334
Release of losses	(961)	(2,205)	(3,166)
Charge-offs	(86)	—	(86)
Recoveries	45	—	45
Balance as of December 31, 2014	$5,864	$4,263	$10,127
Provision for/(release of) losses	2,388	(2,180)	208
Charge-offs	(3,772)	—	(3,772)
Balance as of December 31, 2015	$4,480	$2,083	$6,563

During 2015, Farmer Mac recorded provisions to its allowance for loan losses of $2.4 million and releases to its reserve for losses of $2.2 million. The provisions to the allowance for loan losses recorded during 2015 were primarily attributable to the establishment of a specific allowance for two Agricultural Storage and Processing loans that financed one canola facility. Farmer Mac recognized a charge-off of $3.7 million in fourth quarter 2015 on those loans. The provisions were offset by the reduction in the specific allowance for a permanent planting loan based on the updated appraised value of the collateral underlying such loan and releases to the general allowance from the reserve for losses due to substantial paydowns of Agricultural Storage and Processing loans underlying LTSPCs due to repayments of these loans at par.

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

During 2013, Farmer Mac recorded releases from its allowance for loan losses of $0.5 million and provisions to its reserve for losses of $0.9 million. Farmer Mac also recorded $4.0 million in charge-offs to its allowance for loan losses during 2013. Charge-offs recorded during 2013 included a $3.6 million charge-off related to one ethanol loan that transitioned to real estate owned ("REO") for which Farmer Mac had previously provided a specific allowance.

The following tables present the changes in the total allowance for losses for the years ended December 31, 2015 and 2014 by commodity type:

Table 8.3

	December 31, 2015
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Year Ended:
Beginning Balance	$2,519	$2,159	$1,423	$467	$3,552	$7	$10,127
Provision for/(release of) losses	272	(1,228)	358	52	758	(4)	208
Charge-offs	—	—	—	(111)	(3,661)	—	(3,772)
Ending Balance	$2,791	$931	$1,781	$408	$649	$3	$6,563

	December 31, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)

For the Year Ended:
Beginning Balance	$2,124	$2,186	$1,271	$454	$7,292	$7	$13,334
Provision for/(release of) losses	395	(72)	209	42	(3,740)	—	(3,166)
Charge-offs	—	—	(57)	(29)	—	—	(86)
Recoveries	—	45	—	—	—	—	45
Ending Balance	$2,519	$2,159	$1,423	$467	$3,552	$7	$10,127

The following tables present the unpaid principal balances of loans held and loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities and the related total allowance for losses by impairment method and commodity type as of December 31, 2015 and 2014:

Table 8.4

	As of December 31, 2015
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$1,911,039	$433,654	$444,320	$92,712	$15,944	$3,199	$2,900,868
Off-balance sheet	1,313,872	483,473	777,663	110,378	56,208	7,142	2,748,736
Total	$3,224,911	$917,127	$1,221,983	$203,090	$72,152	$10,341	$5,649,604
Individually evaluated for impairment:
On-balance sheet	$12,803	$21,247	$5,958	$7,261	$9,838	$—	$57,107
Off-balance sheet	5,937	3,037	8,840	774	—	—	18,588
Total	$18,740	$24,284	$14,798	$8,035	$9,838	$—	$75,695
Total Farm & Ranch loans:
On-balance sheet	$1,923,842	$454,901	$450,278	$99,973	$25,782	$3,199	$2,957,975
Off-balance sheet	1,319,809	486,510	786,503	111,152	56,208	7,142	2,767,324
Total	$3,243,651	$941,411	$1,236,781	$211,125	$81,990	$10,341	$5,725,299
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$1,968	$434	$702	$116	$167	$—	$3,387
Off-balance sheet	347	137	292	65	482	3	1,326
Total	$2,315	$571	$994	$181	$649	$3	$4,713
Individually evaluated for impairment:
On-balance sheet	$290	$218	$384	$201	$—	$—	$1,093
Off-balance sheet	186	142	403	26	—	—	757
Total	$476	$360	$787	$227	$—	$—	$1,850
Total Farm & Ranch loans:
On-balance sheet	$2,258	$652	$1,086	$317	$167	$—	$4,480
Off-balance sheet	533	279	695	91	482	3	2,083
Total	$2,791	$931	$1,781	$408	$649	$3	$6,563

	As of December 31, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$1,621,360	$359,517	$406,049	$57,851	$29,003	$—	$2,473,780
Off-balance sheet	1,305,141	521,535	839,286	102,857	85,357	6,781	2,860,957
Total	$2,926,501	$881,052	$1,245,335	$160,708	$114,360	$6,781	$5,334,737
Individually evaluated for impairment:
On-balance sheet	$12,307	$35,904	$6,571	$11,660	$—	$—	$66,442
Off-balance sheet	2,458	3,239	8,712	1,586	—	—	15,995
Total	$14,765	$39,143	$15,283	$13,246	$—	$—	$82,437
Total Farm & Ranch loans:
On-balance sheet	$1,633,667	$395,421	$412,620	$69,511	$29,003	$—	$2,540,222
Off-balance sheet	1,307,599	524,774	847,998	104,443	85,357	6,781	2,876,952
Total	$2,941,266	$920,195	$1,260,618	$173,954	$114,360	$6,781	$5,417,174
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$1,824	$495	$658	$51	$503	$—	$3,531
Off-balance sheet	298	149	404	52	3,049	7	3,959
Total	$2,122	$644	$1,062	$103	$3,552	$7	$7,490
Individually evaluated for impairment:
On-balance sheet	$283	$1,410	$328	$312	$—	$—	$2,333
Off-balance sheet	114	105	33	52	—	—	304
Total	$397	$1,515	$361	$364	$—	$—	$2,637
Total Farm & Ranch loans:
On-balance sheet	$2,107	$1,905	$986	$363	$503	$—	$5,864
Off-balance sheet	412	254	437	104	3,049	7	4,263
Total	$2,519	$2,159	$1,423	$467	$3,552	$7	$10,127

The following tables present by commodity type the unpaid principal balances, recorded investment, and specific allowance for losses related to impaired loans and the recorded investment in loans on nonaccrual status as of December 31, 2015 and 2014:

Table 8.5

	As of December 31, 2015
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$3,772	$12,340	$5,644	$1,851	$—	$—	$23,607
Unpaid principal balance	3,720	12,346	5,645	1,851	—	—	23,562
With a specific allowance:
Recorded investment(1)	15,103	11,939	9,050	6,185	9,838	—	52,115
Unpaid principal balance	15,020	11,938	9,153	6,184	9,838	—	52,133
Associated allowance	476	360	787	227	—	—	1,850
Total:
Recorded investment	18,875	24,279	14,694	8,036	9,838	—	75,722
Unpaid principal balance	18,740	24,284	14,798	8,035	9,838	—	75,695
Associated allowance	476	360	787	227	—	—	1,850

Recorded investment of loans on nonaccrual status(2)	$5,105	$16,546	$4,313	$5,870	$9,838	$—	$41,672

(1)
Impairment analysis was performed in the aggregate in consideration of similar risk characteristics of the assets and historical statistics on $46.4 million (61 percent) of impaired loans as of December 31, 2015, which resulted in a specific reserve of $1.0 million.

(2)	Includes $14.7 million of loans that are less than 90 days delinquent but which have not met Farmer Mac's performance criteria for returning to accrual status.

	As of December 31, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$4,877	$5,837	$9,576	$2,001	$—	$—	$22,291
Unpaid principal balance	4,723	5,750	9,386	1,981	—	—	21,840
With a specific allowance:
Recorded investment(1)	10,753	33,690	5,979	11,350	—	—	61,772
Unpaid principal balance	10,042	33,393	5,897	11,265	—	—	60,597
Associated allowance	397	1,515	361	364	—	—	2,637
Total:
Recorded investment	15,630	39,527	15,555	13,351	—	—	84,063
Unpaid principal balance	14,765	39,143	15,283	13,246	—	—	82,437
Associated allowance	397	1,515	361	364	—	—	2,637

Recorded investment of loans on nonaccrual status(2)	$5,168	$14,413	$4,438	$6,133	$—	$—	$30,152

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

The following table presents by commodity type the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2015 and 2014:

Table 8.6

	December 31, 2015
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Year Ended:
Average recorded investment in impaired loans	$22,315	$36,326	$14,077	$10,605	$7,368	$—	$90,691
Income recognized on impaired loans	381	472	353	308	—	—	1,514

	December 31, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Year Ended:
Average recorded investment in impaired loans	$20,625	$43,221	$13,543	$12,596	$—	$24	$90,009
Income recognized on impaired loans	373	474	327	359	—	—	1,533

A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a troubled debt restructuring ("TDR"). Farmer Mac has granted a concession when, as a result of the restructuring, it does not expect to collect all amounts due in a timely manner, including interest accrued at the original contract rate. In making its determination of whether a borrower is experiencing financial difficulties, Farmer Mac considers several factors, including whether (1) the borrower has declared or is in the process of declaring bankruptcy, (2) there is substantial doubt as to whether the borrower will continue to be a going concern, and (3) the borrower can obtain funds from other sources at an effective interest rate at or near a current market interest rate for debt with similar risk characteristics. Farmer Mac evaluates TDRs similarly to other impaired loans for purposes of the allowance for losses. For the year ended December 31, 2015, the recorded investment of loans determined to be TDRs was $1.1 million both before and after restructuring. For the year ended December 31, 2014, the recorded investment of loans determined to be TDRs was $5.3 million before restructuring and $6.0 million after restructuring. For the year ended December 31, 2013, the recorded investment of loans determined to be TDRs was $1.1 million both before and after restructuring. As of December 31, 2015 and 2014, there were no TDRs identified during the previous 12 months that were in default under the modified terms. The impact of TDRs on Farmer Mac's allowance for loan losses was immaterial for the year ended December 31, 2015 and 2014. The impact of TDRs on Farmer Mac's allowance for loan losses for the year ended December 31, 2013 was a provision of $0.1 million.

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

During 2015, Farmer Mac purchased six defaulted loans having an unpaid principal balance of $16.9 million from pools underlying Farm & Ranch Guaranteed Securities and LTSPCs. During 2014, Farmer Mac purchased two defaulted loans having an unpaid principal balance of $0.7 million from a pool underlying an LTSPC. During 2013, Farmer Mac purchased 11 defaulted loans having an unpaid principal balance of $6.7 million from pools underlying Farm & Ranch Guaranteed Securities and LTSPCs.

The following tables present information related to Farmer Mac's acquisition of defaulted loans for the years ended December 31, 2015, 2014, and 2013 and the outstanding balances and carrying amounts of all such loans as of December 31, 2015, 2014, and 2013:

Table 8.7

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Unpaid principal balance at acquisition date:
Loans underlying LTSPCs	$13,500	$705	$37
Loans underlying off-balance sheet Farmer Mac Guaranteed Securities	3,407	—	6,667
Total unpaid principal balance at acquisition date	16,907	705	6,704
Contractually required payments receivable	17,036	705	6,907
Impairment recognized subsequent to acquisition	3,772	69	477
Recovery/release of allowance for defaulted loans	1,019	233	949

	As of December 31,
	2015	2014	2013
	(in thousands)
Outstanding balance	$36,195	$24,921	$32,838
Carrying amount	34,015	22,149	29,613

Net credit losses and 90-day delinquencies as of and for the periods indicated for loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs are presented in the table below.  As of December 31, 2015, there were no delinquencies and no probable losses inherent in Farmer Mac's Rural Utilities loan portfolio and Farmer Mac had not experienced credit losses on any Rural Utilities loans.

Table 8.8

	90-Day Delinquencies(1)		Net Credit Losses
	As of December 31,		For the Year Ended December 31,
	2015	2014	2015	2014	2013
	(in thousands)
On-balance sheet assets:
Farm & Ranch:
Loans	$26,935	$18,427	$3,853	$(6)	$2,975
Total on-balance sheet	$26,935	$18,427	$3,853	$(6)	$2,975
Off-balance sheet assets:
Farm & Ranch:
LTSPCs	$5,201	$490	$—	$—	$—
Total off-balance sheet	$5,201	$490	$—	$—	$—
Total	$32,136	$18,917	$3,853	$(6)	$2,975

(1)
Includes loans and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, or in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

Of the $26.9 million and $18.4 million of on-balance sheet loans reported as 90-day delinquencies as of December 31, 2015 and 2014, respectively, none and $1.8 million, respectively,were loans subject to "removal-of-account" provisions.

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

The following tables present credit quality indicators related to Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities as of December 31, 2015 and 2014:

Table 8.9

	As of December 31, 2015
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade(1)
On-balance sheet:
Acceptable	$1,888,762	$431,038	$409,003	$89,541	$15,944	$3,199	$2,837,487
Special mention(2)	22,255	2,616	35,317	2,918	—	—	63,106
Substandard(3)	12,825	21,247	5,958	7,514	9,838	—	57,382
Total on-balance sheet	$1,923,842	$454,901	$450,278	$99,973	$25,782	$3,199	$2,957,975
Off-Balance Sheet:
Acceptable	$1,279,454	$473,335	$753,472	$102,990	$56,208	$6,517	$2,671,976
Special mention(2)	24,422	7,226	13,121	2,938	—	523	48,230
Substandard(3)	15,933	5,949	19,910	5,224	—	102	47,118
Total off-balance sheet	$1,319,809	$486,510	$786,503	$111,152	$56,208	$7,142	$2,767,324
Total Ending Balance:
Acceptable	$3,168,216	$904,373	$1,162,475	$192,531	$72,152	$9,716	$5,509,463
Special mention(2)	46,677	9,842	48,438	5,856	—	523	111,336
Substandard(3)	28,758	27,196	25,868	12,738	9,838	102	104,500
Total	$3,243,651	$941,411	$1,236,781	$211,125	$81,990	$10,341	$5,725,299

Commodity analysis of past due loans(1)
On-balance sheet	$4,656	$7,405	$2,517	$2,519	$9,838	$—	$26,935
Off-balance sheet	511	—	4,542	148	—	—	5,201
90 days or more past due	$5,167	$7,405	$7,059	$2,667	$9,838	$—	$32,136

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)	Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.

(3)	Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of December 31, 2014
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade(1)
On-balance sheet:
Acceptable	$1,604,546	$353,487	$375,010	$57,239	$29,003	$—	$2,419,285
Special mention(2)	16,814	6,030	31,039	612	—	—	54,495
Substandard(3)	12,307	35,904	6,571	11,660	—	—	66,442
Total on-balance sheet	$1,633,667	$395,421	$412,620	$69,511	$29,003	$—	$2,540,222
Off-Balance Sheet
Acceptable	$1,282,773	$503,414	$799,047	$97,692	$64,363	$6,117	$2,753,406
Special mention(2)	13,603	12,150	30,281	1,351	—	8	57,393
Substandard(3)	11,223	9,210	18,670	5,400	20,994	656	66,153
Total off-balance sheet	$1,307,599	$524,774	$847,998	$104,443	$85,357	$6,781	$2,876,952
Total Ending Balance:
Acceptable	$2,887,319	$856,901	$1,174,057	$154,931	$93,366	$6,117	$5,172,691
Special mention(2)	30,417	18,180	61,320	1,963	—	8	111,888
Substandard(3)	23,530	45,114	25,241	17,060	20,994	656	132,595
Total	$2,941,266	$920,195	$1,260,618	$173,954	$114,360	$6,781	$5,417,174

Commodity analysis of past due loans(1)
On-balance sheet	$4,175	$6,869	$4,555	$2,828	$—	$—	$18,427
Off-balance sheet	—	—	490	—	—	—	490
90 days or more past due	$4,175	$6,869	$5,045	$2,828	$—	$—	$18,917

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)	Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.

(3)	Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

Concentrations of Credit Risk

The following table sets forth the geographic and commodity/collateral diversification, as well as the range of original loan-to-value ratios, for all Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs as of December 31, 2015 and December 31, 2014:

Table 8.10

	As of
	December 31, 2015	December 31, 2014
	(in thousands)
By commodity/collateral type:
Crops	$3,243,651	$2,941,266
Permanent plantings	941,411	920,195
Livestock	1,236,781	1,260,618
Part-time farm	211,125	173,954
Ag. Storage and Processing	81,990	114,360
Other	10,341	6,781
Total	$5,725,299	$5,417,174
By geographic region(1):
Northwest	$582,127	$573,135
Southwest	1,726,927	1,753,606
Mid-North	2,009,654	1,873,041
Mid-South	769,831	627,615
Northeast	215,883	214,402
Southeast	420,877	375,375
Total	$5,725,299	$5,417,174
By original loan-to-value ratio:
0.00% to 40.00%	$1,594,818	$1,503,076
40.01% to 50.00%	1,279,321	1,191,804
50.01% to 60.00%	1,593,025	1,491,502
60.01% to 70.00%	1,107,710	1,091,759
70.01% to 80.00%	126,860	115,645
80.01% to 90.00%	23,565	23,388
Total	$5,725,299	$5,417,174

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

On September 8, 2015, Farmer Mac's board of directors approved a share repurchase program authorizing Farmer Mac to repurchase up to $25 million of its outstanding Class C non-voting common stock over the next two years. As of December 31, 2015, Farmer Mac had repurchased approximately 362,000 shares of Class C non-voting common stock at a cost of approximately $10.5 million pursuant to the share repurchase program.

During 2015, 2014, and 2013, Farmer Mac paid a quarterly dividend of $0.16, $0.14, and $0.12, respectively, per share on all classes of its common stock. Farmer Mac's ability to declare and pay a dividend could be restricted if it fails to comply with applicable capital requirements.

Preferred Stock

On June 20, 2014, Farmer Mac issued 3.0 million shares of 6.000 percent Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (the "Series C Preferred Stock"). On March 25, 2014, Farmer Mac issued 3.0 million shares of 6.875 percent Non-Cumulative Preferred Stock, Series B (the "Series B Preferred Stock"). On January 17, 2013, Farmer Mac issued 2.4 million shares of 5.875 percent Non-Cumulative Preferred Stock, Series A (the "Series A Preferred Stock"). The Series A Preferred Stock, the Series B Preferred Stock, and the Series C Preferred Stock (collectively referred to as the "Outstanding Preferred Stock") each has a par value of $25.00 per share and a liquidation preference of $25.00 per share. The Series A Preferred Stock and the Series B Preferred Stock pay an annual dividend rate of 5.875 percent and 6.875 percent, respectively, for the life of the securities. The Series C Preferred Stock pays an annual dividend rate of 6.000 percent from the date of issuance to and including the quarterly payment date occurring on July 17, 2024, and thereafter, at a floating rate equal to three-month LIBOR plus 3.26 percent. Farmer Mac has the right, but not the obligation, to redeem the Series A Preferred Stock at any time on and after January 17, 2018, the Series B Preferred Stock at any time on and after April 17, 2019, and the Series C Preferred Stock at any time on and after July 18, 2024, all at a price equal to the then-applicable liquidation preference. Dividends on all series of Outstanding Preferred Stock are non-cumulative, which means that if Farmer Mac's Board of Directors has not declared a dividend before the applicable dividend payment date for any dividend period, such dividend will not be paid or cumulate, and Farmer Mac will have no obligation to pay dividends for such dividend period, whether or not dividends on any series of Outstanding Preferred Stock are declared for any future dividend period. Farmer Mac incurred direct costs of $1.7 million related to the issuance of the Series A Preferred Stock, direct costs of

$1.9 million related to the issuance of the Series B Preferred Stock, and direct costs of $1.6 million related to the issuance of the Series C Preferred Stock. Farmer Mac used the proceeds from the sale of the Series A Preferred Stock to redeem and retire on January 17, 2013 its then-outstanding shares of Series C Non-Voting Cumulative Preferred Stock, which is different from the Series C Preferred Stock that is currently outstanding, and which had a par value and liquidation preference of $1,000 per share and had been issued in 2008 and 2009. As of December 31, 2015, Farmer Mac had 2.4 million shares of Series A Preferred Stock outstanding, 3.0 million shares of Series B Preferred Stock outstanding, and 3.0 million of Series C Preferred Stock outstanding.

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

Equity-Based Incentive Compensation Plans

Farmer Mac's 2008 Omnibus Incentive Compensation Plan authorizes the grants of restricted stock, stock options, and SARs, among other alternative forms of equity-based compensation, to directors, officers and other employees.  SARs awarded to officers and employees vest annually in thirds.  Farmer Mac has not granted SARs to directors since 2008. If not exercised or terminated earlier due to the termination of employment or service on the Board, SARs granted to officers or employees expire after 10 years.  For all SARs granted, the exercise price is equal to the closing price of the Class C non-voting common stock on the date of grant. SARs granted during 2015 have exercise prices ranging from $28.17 to $32.39 per share, SARs granted during 2014 have exercise prices ranging from $29.37 to $35.60 per share, and SARs granted during 2013 have exercise prices ranging from $30.20 to $37.17 per share.  During 2015, 2014, and 2013, restricted stock awards were granted to directors with a vesting period of one year, to officers vesting in three years provided certain performance targets are met, and to officers and employees vesting annually in thirds.

The following tables summarize stock options, SARs, and non-vested restricted stock activity for the years ended December 31, 2015, 2014, and 2013:

Table 9.1

	For the Year Ended December 31,
	2015		2014		2013
	Stock Options and SARs	Weighted- Average Exercise Price	Stock Options and SARs	Weighted- Average Exercise Price	Stock Options and SARs	Weighted- Average Exercise Price
Outstanding, beginning of year	718,143	$25.12	664,245	$23.78	788,748	$20.89
Granted	119,110	32.25	87,600	34.92	94,017	31.24
Exercised	(86,680)	21.32	(23,035)	20.83	(208,877)	16.24
Canceled	(3,000)	30.05	(10,667)	31.16	(9,643)	23.02
Outstanding, end of year	747,573	26.68	718,143	25.12	664,245	23.78
Exercisable at end of year	543,698	24.34	548,180	23.12	483,216	22.83

	For the Year Ended December 31,
	2015		2014		2013
	Non-vested Restricted Stock	Weighted- Average Grant Date Fair Value	Non-vested Restricted Stock	Weighted- Average Grant Date Fair Value	Non-vested Restricted Stock	Weighted- Average Grant Date Fair Value
Outstanding, beginning of year	103,772	$31.24	98,285	$27.66	91,311	$18.75
Granted	76,616	32.14	57,590	33.88	73,985	30.27
Canceled	—	—	(8,360)	21.72	(1,000)	31.42
Vested and issued	(47,737)	30.25	(43,743)	28.48	(66,011)	18.21
Outstanding, end of year	132,651	32.12	103,772	31.24	98,285	27.66

The cancellations of stock options, SARs, and non-vested restricted stock during 2015, 2014, and 2013 were due either to unvested awards terminating in accordance with the provisions of the applicable stock option plans upon directors' or employees' departures from Farmer Mac or failure to meet specified performance goals, or vested awards terminating unexercised on their expiration date.

Farmer Mac receives cash when stock options are exercised. Cash is not received from exercises of SARs or the vesting and issuance of restricted stock. Farmer Mac received $1.7 million from the exercise of stock options during 2015, $0.2 million during 2014, and $1.9 million during 2013. During 2015, 2014, and 2013, the reduction of income taxes payable as a result of the deduction for the exercise of stock options and SARs and the vesting or accelerated tax elections of restricted stock was $0.8 million, $0.6 million, and $2.1 million, respectively.

During 2015, Farmer Mac recorded a net increase to additional paid-in capital of $1.0 million related to stock-based compensation awards. During 2014, Farmer Mac recorded a net decrease to additional paid-in capital of $41,000 related to stock-based compensation awards. During 2013, Farmer Mac recorded a net increase to additional paid-in capital of $1.1 million related to stock-based compensation awards.

Farmer Mac has a policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of cash retainers. During 2015, Farmer Mac issued 491 shares of Class C non-voting common stock with a fair value of $14,000 to the 4 directors who made that election. During 2014, Farmer Mac issued 604 shares of Class C non-voting common stock with a fair value of $20,000 to the 5 directors who made that election. During 2013, Farmer Mac issued 842 shares of Class C non-voting common stock with a fair value of $26,000 to the 7 directors who made that election.

The following tables summarize information regarding stock options, SARs, and non-vested restricted stock outstanding as of December 31, 2015:

Table 9.2

	Outstanding		Exercisable		Vested or Expected to Vest
Range of Exercise Prices	Stock Options and SARs	Weighted- Average Remaining Contractual Life	Stock Options and SARs	Weighted- Average Remaining Contractual Life	Stock Options and SARs	Weighted- Average Remaining Contractual Life
$5.00 - $9.99	18,666	3.3 years	18,666	3.3 years	18,666	3.3 years
10.00 - 14.99	66,665	4.4 years	66,665	4.4 years	66,665	4.4 years
15.00 - 19.99	62,000	5.4 years	62,000	5.4 years	62,000	5.4 years
20.00 - 24.99	100,500	5.1 years	100,500	5.1 years	100,500	5.1 years
25.00 - 29.99	191,009	1.9 years	187,009	1.7 years	190,809	1.9 years
30.00 - 34.99	250,733	7.8 years	90,864	6.1 years	241,931	7.8 years
35.00 - 39.99	58,000	8.2 years	17,994	8.3 years	56,280	8.2 years
	747,573		543,698		736,851

	Outstanding		Expected to Vest
Weighted- Average Grant-Date Fair Value	Non-vested Restricted Stock	Weighted-Average Remaining Contractual Life	Non-vested Restricted Stock	Weighted-Average Remaining Contractual Life
$25.00 - $29.99	6,778	2.1 years	6,439	2.1 years
30.00 - 34.99	124,324	1.2 years	117,990	1.2 years
35.00 - 39.99	1,549	1.2 years	1,487	1.2 years
	132,651		125,916

The weighted average exercise price of the 736,851 options and SARs vested or expected to vest as of December 31, 2015 was $26.59.

As of December 31, 2015 and 2014, the intrinsic value of options, SARs, and non-vested restricted stock outstanding, exercisable, and vested or expected to vest was $8.1 million and $7.2 million, respectively.  During 2015, 2014, and 2013, the total intrinsic value of options and SARs exercised was $0.9 million, $0.3 million, and $3.8 million, respectively.  As of December 31, 2015, there was $3.2 million of total unrecognized compensation cost related to non-vested stock options, SARs, and restricted stock awards.  This cost is expected to be recognized over a weighted-average period of 1.7 years.

The weighted-average grant date fair values of options, SARs, and restricted stock awards granted in 2015, 2014, and 2013 were $17.97, $21.11, and $23.12 per share, respectively.  Under the fair value-based method of accounting for stock-based compensation cost, Farmer Mac recognized compensation expense of $3.3 million, $2.9 million, and $3.0 million during 2015, 2014, and 2013, respectively.

The fair values of stock options and SARs were estimated using the Black-Scholes option pricing model based on the following assumptions:

Table 9.3

	For the Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.2%	1.5%	0.6%
Expected years until exercise	4 years	4 years	4 years
Expected stock volatility	38.0%	49.7%	83.4%
Dividend yield	2.0%	1.6%	1.5%

The risk-free interest rates used in the model were based on the U.S. Treasury yield curve in effect at the grant date.  Farmer Mac used historical data to estimate the timing of option exercises and stock option cancellation rates used in the model.  Expected volatilities were based on historical volatility of Farmer Mac's Class C non-voting common stock.  The dividend yields were based on the expected dividends as a percentage of the value of Farmer Mac's Class C non-voting common stock on the grant date.

Because restricted stock awards will be issued upon vesting regardless of the stock price, expected stock volatility is not considered in determining grant date fair value.  Restricted stock awards also accrue dividends which are paid at vesting.  The weighted-average grant date fair value of the restricted stock awarded in 2015, 2014, and 2013 was $32.14, $33.88, and $30.27 per share, respectively, which is based on the closing price of the stock on the date granted.

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

Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of December 31, 2015 and 2014, the minimum capital requirement was greater than the risk-based capital requirement. Farmer Mac's ability to declare and pay dividends could be restricted if it fails to comply with applicable capital requirements.

As of December 31, 2015, Farmer Mac's minimum capital requirement was $462.1 million and its actual core capital level was $564.5 million, which was $102.4 million above the minimum capital requirement as of that date.  As of December 31, 2014, Farmer Mac's minimum capital requirement was $421.3 million and its actual core capital level was $766.3 million, which was $345.0 million above the minimum capital requirement as of that date.

In accordance with FCA's rule on Farmer Mac's capital planning, and as part of Farmer Mac's capital plan, Farmer Mac has adopted a policy for maintaining a sufficient level of Tier 1 capital (consisting of retained earnings, paid-in-capital, common stock, qualifying preferred stock, and accumulated other comprehensive income allocable to investments not included in one of the four operating lines of business) and imposing restrictions on Tier 1-eligible dividends and any discretionary bonus payments in the event that this capital falls below specified thresholds.

10.	INCOME TAXES

Farmer Mac is subject to federal income taxes but is exempt from state and local income taxes.  The components of the federal income tax expense for the years ended December 31, 2015, 2014, and 2013 were as follows:

Table 10.1

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Current income tax expense	$30,247	$9,803	$27,082
Deferred income tax (benefit)/expense	3,992	(6,979)	6,670
Income tax expense	$34,239	$2,824	$33,752

A reconciliation of tax at the statutory federal tax rate to the income tax expense for the years ended December 31, 2015, 2014, and 2013 is as follows:

Table 10.2

	For the Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Tax expense at statutory rate	$37,827	$25,587	$45,943
Non-taxable dividend income	—	(1,587)	(2,116)
Income from non-controlling interest	(1,874)	(7,766)	(7,766)
Loss on retirement of preferred stock	(1,901)	—	—
Valuation allowance	33	(13,542)	(2,693)
Other	154	132	384
Income tax expense	$34,239	$2,824	$33,752
Statutory tax rate	35.0%	35.0%	35.0%

The components of the deferred tax assets and liabilities as of December 31, 2015 and 2014 were as follows:

Table 10.3

	As of December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Basis differences related to financial derivatives	$28,395	$30,921
Basis differences related to securities	2,866	4,218
Unrealized losses on available-for-sale securities	5,660	—
Allowance for losses	2,297	3,545
Stock-based compensation	2,833	2,443
Capital loss carryforwards and other than temporary impairment	2,099	2,105
Valuation allowance	(2,099)	(2,105)
Other	1,444	1,205
Total deferred tax assets	43,495	42,332
Deferred tax liability:
Unrealized gains on available-for-sale securities	—	8,448
Basis difference in subsidiary	300	195
Other	279	298
Total deferred tax liability	579	8,941
Net deferred tax asset	$42,916	$33,391

A valuation allowance is required to reduce a deferred tax asset to an amount that is more likely than not to be realized.  Future realization of the tax benefit from a deferred tax asset depends on the existence of sufficient taxable income of the appropriate character.  After the evaluation of both positive and negative objective evidence regarding the likelihood that its deferred tax assets will be realized, Farmer Mac established a valuation allowance of $2.1 million as of December 31, 2015 and 2014, which was attributable to capital loss carryforwards on investment securities.  Farmer Mac did not establish a valuation allowance for the remainder of its deferred tax assets because it believes it is more likely than not that those deferred tax assets will be realized.  In determining its deferred tax asset valuation allowance, Farmer Mac considered its taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback and carryforward periods available under the tax law and the impact of possible tax planning strategies.  During 2014, Farmer Mac reduced its deferred tax valuation allowance by $13.5 million upon utilizing capital loss carryforwards. In addition, $0.1 million and $63.7 million of capital loss carryforwards expired on December 31, 2015 and 2014, respectively, and Farmer Mac removed $39,000 and $22.3 million, respectively, of corresponding deferred tax assets and the related deferred tax asset valuation allowance. Deferred tax assets are measured at rates in effect when they arise. To the extent rates change, the deferred tax asset will be adjusted to reflect the new rate. A reduction in corporate tax rates would result in a reduction in the value of the deferred tax asset. As of December 31, 2015, the amount of capital loss carryforwards was $5.9 million.  These capital loss carryforwards will expire in 2016.

As of December 31, 2015 and 2014, Farmer Mac did not identify any uncertain tax positions.

The following table presents the changes in unrecognized tax benefits for the years ended December 31, 2015, 2014, and 2013:

Table 10.4

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Beginning balance	$—	$1,148	$1,046
Decreases based on tax positions related to prior years	—	(1,148)	—
Increases based on tax positions related to current year	—	—	102
Ending balance	$—	$—	$1,148

The resolution of the unrecognized tax benefits presented above represented temporary differences and, therefore, would not result in a change to Farmer Mac's effective tax rate.  As of December 31, 2013, accrued interest payable and the associated interest expense related to unrecognized tax benefits was immaterial and was presented as a component of income taxes.  Farmer Mac does not expect to be subject to, and has not recorded tax penalties.  During 2014, the IRS examined Farmer Mac's uncertain tax positions reported in its 2011 tax return; as a result of the examination, Farmer Mac concluded it does not currently have any uncertain tax positions. Tax years 2013 through 2015 remain subject to examination.

11.	EMPLOYEE BENEFITS

Farmer Mac makes contributions to a defined contribution retirement plan for all of its employees. Farmer Mac contributed 13.2 percent of the lesser of an employee's gross salary and the maximum compensation permitted under the Economic Growth and Tax Relief Reconciliation Act of 2001 ("EGTRRA") ($265,000 for 2015, $260,000 for 2014, and $255,000 for 2013), plus 5.7 percent of the difference between: (1) the lesser of the gross salary and the amount established under EGTRRA; and (2) the Social Security Taxable Wage Base. Employees are fully vested after having been employed for approximately 3 years.  Expense for this plan for the years ended December 31, 2015, 2014, and 2013 was $1.2 million, $1.2 million, and $1.1 million, respectively.

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

The contractual terms of Farmer Mac's guarantees range from less than 1 year to 30 years.  However, the actual term of each guarantee may be significantly less than the contractual term based on the prepayment characteristics of the related agricultural real estate mortgage loans.  Farmer Mac's maximum potential exposure under these guarantees is comprised of the unpaid principal balance of the underlying agricultural real estate mortgage loans.  Guarantees issued or modified on or after January 1, 2003 are recorded in the consolidated balance sheets.  Farmer Mac's maximum potential exposure was $4.5 billion and $3.8 billion as of December 31, 2015 and 2014, respectively.  Farmer Mac's maximum potential exposure for guarantees issued prior to January 1, 2003, which are not recorded on the consolidated balance sheets, was $56.2 million and $70.6 million as of December 31, 2015 and 2014, respectively. The maximum exposure from these guarantees is not representative of the actual loss Farmer Mac is likely to incur, based on historical loss experience.  In the event Farmer Mac was required to make payments under its guarantees, Farmer Mac would have the right to enforce the terms of the loans, and in the event of default, would have access to the underlying collateral.  For information on Farmer Mac's methodology for determining the reserve for losses for its financial guarantees, see Note 2(j) and Note 8.  The following table presents changes in Farmer Mac's guarantee and commitment obligations in the consolidated balance sheets for the years ended December 31, 2015, 2014, and 2013:

Table 12.1

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Beginning balance, January 1	$37,925	$39,667	$37,803
Additions to the guarantee and commitment obligation(1)	8,207	4,966	8,414
Amortization of the guarantee and commitment obligation	(7,523)	(6,708)	(6,550)
Ending balance, December 31	$38,609	$37,925	$39,667

(1)	Represents the fair value of the guarantee and commitment obligation at inception.

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

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2015 and 2014, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans:

Table 12.2

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of December 31, 2015	As of December 31, 2014
	(in thousands)
Farm & Ranch:
Guaranteed Securities	$514,051	$636,086
USDA Guarantees:
Farmer Mac Guaranteed USDA Securities	10,272	13,978
Institutional Credit:
AgVantage Securities	984,871	986,528
Revolving floating rate AgVantage facility(1)	300,000	—
Total off-balance sheet Farmer Mac Guaranteed Securities	$1,809,194	$1,636,592

(1)	Relates to a revolving floating rate AgVantage facility subject to specified contractual terms. Farmer Mac receives a fixed fee based on the full dollar amount of the facility.

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

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  The following table summarizes the significant cash flows received from and paid to trusts used for Farmer Mac securitizations:

Table 12.3

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Proceeds from new securitizations	$336,913	$175,754	$150,417
Guarantee fees received	4,028	4,612	5,182
Purchases of assets from the trusts	(3,407)	—	(6,667)

Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $8.3 million as of December 31, 2015 and $11.1 million as of December 31, 2014. As of December 31, 2015 and 2014, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac

Guaranteed Securities, excluding AgVantage securities, was 11.3 years and 12.0 years, respectively.  As of December 31, 2015 and December 31, 2014, the weighted-average remaining maturity of the off-balance sheet AgVantage securities was 1.7 years and 2.4 years, respectively.

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

An LTSPC permits a lender to nominate from its portfolio an identified pool of loans for participation in the Farm & Ranch or the Rural Utilities line of business, which are retained in the lender's portfolio and serviced by the lender.  Farmer Mac reviews the loan pool to confirm that it conforms to Farmer Mac's underwriting standards.  Upon Farmer Mac's approval of the eligible loans, the lender effectively transfers the credit risk on those loans to Farmer Mac, thereby reducing the lender's credit and concentration risk exposures and, consequently, its regulatory capital requirements and its loss reserve requirements.  Credit risk is transferred through Farmer Mac's commitment to purchase the identified loans from the counterparty based on Farmer Mac's original credit review and acceptance of the credit risk on the loans.

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

•	fair value or in exchange for Farm & Ranch Guaranteed Securities (in the Farm & Ranch line of business, if the loans are not delinquent), in accordance with the terms of the applicable agreement.

The maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans, was $2.8 billion as of December 31, 2015 and $2.2 billion as of December 31, 2014.

As of December 31, 2015 and 2014, the weighted-average remaining maturity of all loans underlying LTSPCs was 14.6 years and 14.3 years, respectively.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $30.3 million as of December 31, 2015 and $26.8 million as of December 31, 2014.

Commitments

Farmer Mac enters into mandatory and optional delivery commitments to purchase loans.  Most loan purchase commitments entered into by Farmer Mac are mandatory commitments, in which Farmer Mac charges a fee to extend or cancel the commitment.  As of December 31, 2015 and 2014, commitments to purchase Farm & Ranch loans and USDA Guarantees totaled $60.9 million and $29.7 million, respectively, all of which were mandatory commitments.  As of December 31, 2015 and 2014, commitments to purchase Rural Utilities loans totaled $4.0 million.  Any optional loan purchase commitments are sold forward under optional commitments to deliver Farmer Mac Guaranteed Securities that may be canceled by Farmer Mac without penalty.

Rental expense for Farmer Mac's office space for each of the years ended December 31, 2015, 2014, and 2013 was $1.3 million.  The future minimum lease payments under Farmer Mac's non-cancellable leases for its office space and other contractual obligations as of December 31, 2015 are as follows:

Table 12.4

	Future Minimum Lease Payments	Other Contractual Obligations
	(in thousands)
2016	$1,392	$996
2017	1,412	356
2018	1,388	—
2019	1,389	—
2020	1,423	—
Thereafter	5,527	—
Total	$12,531	$1,352

Other contractual obligations in the table above include minimum amounts due under non-cancellable agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms.  These agreements include, among others, agreements for the provision of consulting services, information technology support, equipment maintenance, and financial analysis software and services.  The amounts actually paid under these agreements will likely be higher due to the variable components of some of these agreements under which the ultimate obligation owed is determined by reference to actual usage or hours worked.

13.	FAIR VALUE DISCLOSURES

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). In determining fair value, Farmer Mac uses various valuation approaches, including market and income based approaches.  The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  When available, the fair value of Farmer Mac's financial instruments is based on quoted market prices, valuation techniques that use observable market-based inputs, or unobservable inputs that are corroborated by market data.  Pricing information obtained from third parties is internally validated for reasonableness prior to use in the consolidated financial statements. Farmer Mac's accounting policies for fair value measurement are discussed in Note 2(p).

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

As of December 31, 2015 and 2014, the consideration of Farmer Mac's and the counterparties' credit risk resulted in an adjustment of $0.2 million to the valuations of Farmer Mac's derivative portfolio. See Note 2(h) and Note 6 for more information about Farmer Mac's derivative portfolio.

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

Fair Value Classification and Transfers

As of December 31, 2015, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $6.1 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 39 percent of total assets and 69 percent of financial instruments measured at fair value as of December 31, 2015. As of December 31, 2014, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $5.5 billion whose fair values were estimated by management in the absence of readily determinable fair values.  These financial instruments measured as level 3 represented 38 percent of total assets and 73 percent of financial instruments measured at fair value as of December 31, 2014.

Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period.  There were no transfers within the fair value hierarchy for fair value measurements of Farmer Mac's investment securities, Farmer Mac Guaranteed Securities, USDA Securities, and financial derivatives during 2015, 2014, and 2013. See Note 2(b) for information about the transfer of available-for-sale Farmer Mac Guaranteed Securities to held-to-maturity as of January 1, 2014.

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2015 and 2014, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Table 13.1

Assets and Liabilities Measured at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$44,924	$44,924
Floating rate asset-backed securities	—	73,729	—	73,729
Floating rate corporate debt securities	—	9,991	—	9,991
Fixed rate corporate debt securities	—	9,994	—	9,994
Floating rate Government/GSE guaranteed mortgage-backed securities	—	1,355,459	—	1,355,459
Fixed rate GSE guaranteed mortgage-backed securities	—	7,904	—	7,904
Floating rate GSE subordinated debt	—	66,249	—	66,249
Fixed rate senior agency debt	—	213,987	—	213,987
Fixed rate U.S. Treasuries	992,788	—	—	992,788
Total available-for-sale	992,788	1,737,313	44,924	2,775,025
Trading:
Floating rate asset-backed securities	—	—	491	491
Total trading	—	—	491	491
Total Investment Securities	992,788	1,737,313	45,415	2,775,516
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—	4,121,244	4,121,244
Farmer Mac Guaranteed USDA Securities	—	—	31,361	31,361
Total Farmer Mac Guaranteed Securities	—	—	4,152,605	4,152,605
USDA Securities:
Available-for-sale	—	—	1,888,344	1,888,344
Trading	—	—	28,975	28,975
Total USDA Securities	—	—	1,917,319	1,917,319
Financial derivatives	19	3,797	—	3,816
Total Assets at fair value	$992,807	$1,741,110	$6,115,339	$8,849,256
Liabilities:
Financial derivatives	$—	$77,199	$—	$77,199
Total Liabilities at fair value	$—	$77,199	$—	$77,199
Nonrecurring:
Assets:
Loans held for investment	$—	$—	$11,443	$11,443
REO	—	—	388	388
Total Nonrecurring Assets at fair value	$—	$—	$11,831	$11,831

Assets and Liabilities Measured at Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
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

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which Farmer Mac has used significant unobservable inputs to determine fair value. Net transfers in and/or out of level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no liabilities measured at fair value using significant unobservable inputs during the year ended December 31, 2015.

Table 13.2

Level 3 Assets and Liabilities Measured at Fair Value for the Year Ended December 31, 2015
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$40,576	$—	$—	$—	$(100)	$4,448	$44,924
Total available-for-sale	40,576	—	—	—	(100)	4,448	44,924
Trading:
Floating rate asset-backed securities(1)	689	—	—	(657)	459	—	491
Total trading	689	—	—	(657)	459	—	491
Total Investment Securities	41,265	—	—	(657)	359	4,448	45,415
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	3,631,662	678,566	—	(138,687)	3,090	(53,387)	4,121,244
Farmer Mac Guaranteed USDA Securities	27,619	13,314	—	(9,482)	—	(90)	31,361
Total Farmer Mac Guaranteed Securities	3,659,281	691,880	—	(148,169)	3,090	(53,477)	4,152,605
USDA Securities:
Available-for-sale	1,731,222	363,621	—	(233,385)	—	26,886	1,888,344
Trading(2)	40,310	—	—	(12,096)	761	—	28,975
Total USDA Securities	1,771,532	363,621	—	(245,481)	761	26,886	1,917,319
Total Assets at fair value	$5,472,078	$1,055,501	$—	$(394,307)	$4,210	$(22,143)	$6,115,339

(1)	Unrealized gains are attributable to assets still held as of December 31, 2015 and are recorded in "Gains/(losses) on trading securities."

(2)	Includes unrealized gains of $0.9 million attributable to assets still held as of December 31, 2015 that are recorded in "Gains/(losses) on trading securities."

Level 3 Assets and Liabilities Measured at Fair Value for the Year Ended December 31, 2014
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Transfers Out	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$65,285	$—	$(26,675)	$—	$(825)	$2,791	$—	$40,576
Floating rate Government/GSE guaranteed mortgage-backed securities	205	—	—	(205)	—	—	—	—
Total available-for-sale	65,490	—	(26,675)	(205)	(825)	2,791	—	40,576
Trading:
Floating rate asset-backed securities(1)	928	—	—	(685)	446	—	—	689
Total trading	928	—	—	(685)	446	—	—	689
Total Investment Securities	66,418	—	(26,675)	(890)	(379)	2,791	—	41,265
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage(2)	5,070,366	1,091,475	—	(922,908)	14,520	10,995	(1,632,786)	3,631,662
Farmer Mac Guaranteed USDA Securities	21,234	7,627	—	(808)	—	(434)	—	27,619
Total Farmer Mac Guaranteed Securities	5,091,600	1,099,102	—	(923,716)	14,520	10,561	(1,632,786)	3,659,281
USDA Securities:
Available-for-sale	1,553,669	335,359	—	(209,400)	—	51,594	—	1,731,222
Trading(3)	58,344	—	—	(19,185)	1,151	—	—	40,310
Total USDA Securities	1,612,013	335,359	—	(228,585)	1,151	51,594	—	1,771,532
Total Assets at fair value	$6,770,031	$1,434,461	$(26,675)	$(1,153,191)	$15,292	$64,946	$(1,632,786)	$5,472,078
Liabilities:
Financial derivatives	$(235)	$—	$—	$—	$235	$—	$—	$—
	$(235)	$—	$—	$—	$235	$—	$—	$—

(1)	Unrealized gains are attributable to assets still held as of December 31, 2014 and are recorded in "Gains/(losses) on trading securities."

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

Level 3 Assets and Liabilities Measured at Fair Value for the the Year Ended December 31, 2013
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$63,159	$—	$—	$—	$—	$2,126	$65,285
Floating rate Government/GSE guaranteed mortgage-backed securities	—	233	—	(24)	—	(4)	205
Total available-for-sale	63,159	233	—	(24)	—	2,122	65,490
Trading:
Floating rate asset-backed securities(1)	1,247	—	—	(774)	455	—	928
Total trading	1,247	—	—	(774)	455	—	928
Total Investment Securities	64,406	233	—	(798)	455	2,122	66,418
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	4,739,577	1,273,500	—	(844,437)	(18,230)	(80,044)	5,070,366
Farmer Mac Guaranteed USDA Securities	26,681	—	—	(5,214)	—	(233)	21,234
Total Farmer Mac Guaranteed Securities	4,766,258	1,273,500	—	(849,651)	(18,230)	(80,277)	5,091,600
USDA Securities:
Available-for-sale	1,486,595	361,894	—	(234,035)	—	(60,785)	1,553,669
Trading(2)	104,188	—	—	(44,570)	(1,274)	—	58,344
Total USDA Securities	1,590,783	361,894	—	(278,605)	(1,274)	(60,785)	1,612,013
Total Assets at fair value	$6,421,447	$1,635,627	$—	$(1,129,054)	$(19,049)	$(138,940)	$6,770,031
Liabilities:
Financial derivatives(3)	$(691)	$—	$—	$—	$456	$—	$(235)
Total Liabilities at fair value	$(691)	$—	$—	$—	$456	$—	$(235)

(1)	Unrealized gains are attributable to assets still held as of December 31, 2013 and are recorded in "Gains/(losses) on trading securities."

(2)	Includes unrealized gains of $0.5 million attributable to assets still held as of December 31, 2013 that are recorded in "Gains/(losses) on trading securities."

(3)	Unrealized gains are attributable to liabilities still held as of December 31, 2013 and are recorded in "Gains/(losses) on financial derivatives and hedging activities."

The following tables present additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in level 3 of the fair value hierarchy as of December 31, 2015 and 2014.

Table 13.3

	As of December 31, 2015
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$44,924	Indicative bids	Range of broker quotes	92.0% - 99.6% (96.6%)
Floating rate asset-backed securities	$491	Discounted cash flow	Discount rate	18.3% - 23.9% (21.5%)
			CPR	10.0%
Farmer Mac Guaranteed Securities:
AgVantage	$4,121,244	Discounted cash flow	Discount rate	1.1% - 3.3% (1.8%)
Farmer Mac Guaranteed USDA Securities	$31,361	Discounted cash flow	Discount rate	1.0% - 3.9% (1.8%)
			CPR	9% - 20% (10.0%)
USDA Securities	$1,917,319	Discounted cash flow	Discount rate	1.3% - 5.1% (3.1%)
			CPR	0% - 19% (7.0%)

	As of December 31, 2014
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$40,576	Indicative bids	Range of broker quotes	82.0% - 94.0% (87.1%)
Floating rate asset-backed securities	$689	Discounted cash flow	Discount rate	14.3% - 23.9% (19.1%)
			CPR	10.0%
Farmer Mac Guaranteed Securities:
AgVantage	$3,631,662	Discounted cash flow	Discount rate	0.7% - 2.7% (1.3%)
Farmer Mac Guaranteed USDA Securities	$27,619	Discounted cash flow	Discount rate	0.8% - 3.6% (1.9%)
			CPR	0% - 21% (9.0%)
USDA Securities	$1,771,532	Discounted cash flow	Discount rate	1.1% - 5.3% (3.2%)
			CPR	0% - 20% (8.0%)

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

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities, and guarantees and commitments as of December 31, 2015 and 2014:

Table 13.4

	As of December 31, 2015		As of December 31, 2014
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,210,084	$1,210,084	$1,363,387	$1,363,387
Investment securities	2,775,516	2,775,516	1,939,188	1,939,188
Farmer Mac Guaranteed Securities	5,434,422	5,426,621	5,459,857	5,453,901
USDA Securities	1,917,319	1,917,319	1,771,532	1,771,532
Loans	4,027,660	3,962,044	3,547,424	3,520,075
Financial derivatives	3,816	3,816	4,177	4,177
Guarantee and commitment fees receivable:
LTSPCs	31,953	31,240	29,095	27,807
Farmer Mac Guaranteed Securities	8,872	8,949	11,876	11,655
Financial liabilities:
Notes payable:
Due within one year	9,108,468	9,111,461	7,357,770	7,353,953
Due after one year	5,009,310	4,967,036	5,556,570	5,471,186
Debt securities of consolidated trusts held by third parties	713,316	713,536	423,085	424,214
Financial derivatives	77,199	77,199	84,844	84,844
Guarantee and commitment obligations:
LTSPCs	31,015	30,301	28,130	26,843
Farmer Mac Guaranteed Securities	8,230	8,308	11,303	11,082

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

Farmer Mac's operations consist of four reportable operating segments – Farm & Ranch, USDA Guarantees, Rural Utilities, and Institutional Credit. The Institutional Credit segment comprises Farmer Mac's purchases and guarantees of AgVantage securities related to general obligations of lenders that are secured by pools of eligible loans.

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

The following tables present core earnings for Farmer Mac's reportable operating segments and a reconciliation to consolidated net income for the years ended December 31, 2015, 2014, and 2013:

Table 14.1

Core Earnings by Business Segment
For the Year Ended December 31, 2015
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Interest income(1)	$90,578	$59,902	$26,819	$76,487	$13,338	$(2,301)		$264,823
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(3,078)	—	—	—	—	3,078		—
Interest expense(2)	(48,696)	(42,063)	(15,425)	(33,032)	(5,450)	5,650		(139,016)
Net effective spread	38,804	17,839	11,394	43,455	7,888	6,427		125,807
Guarantee and commitment fees	15,076	17	397	1,665	—	(3,078)		14,077
Other income/(expense)(3)	1,040	100	25	—	(1,972)	6,871		6,064
Non-interest income/(loss)	16,116	117	422	1,665	(1,972)	3,793		20,141

Provision for loan losses	(2,388)	—	—	—	—	—		(2,388)

Release of Losses	2,180	—	—	—	—	—		2,180
Other non-interest expense	(16,876)	(3,449)	(3,364)	(2,109)	(11,864)	—		(37,662)
Non-interest expense(4)	(14,696)	(3,449)	(3,364)	(2,109)	(11,864)	—		(35,482)
Core earnings before income taxes	37,836	14,507	8,452	43,011	(5,948)	10,220	(5)	108,078
Income tax (expense)/benefit	(13,188)	(5,176)	(2,947)	(15,054)	3,803	(1,677)		(34,239)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest	24,648	9,331	5,505	27,957	(2,145)	8,543	(5)	73,839
Preferred stock dividends	—	—	—	—	(13,182)	—		(13,182)
Non-controlling interest	—	—	—	—	(5,139)	—		(5,139)
Loss on retirement of preferred stock	—	—	—	—	—	(8,147)		(8,147)
Segment core earnings/(losses)	$24,648	$9,331	$5,505	$27,957	$(20,466)	$396	(5)	$47,371

Total assets at carrying value	$3,041,386	$1,977,609	$1,019,279	$5,420,195	$4,081,885	$—		$15,540,354
Total on- and off-balance sheet program assets at principal balance	5,725,299	1,918,277	1,530,990	6,724,254		—		15,898,820

(1)	Includes reconciling adjustments for the amortization of premiums and discounts on assets consolidated at fair value to reflect core earnings amounts.

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

Core Earnings by Business Segment
For the Year Ended December 31, 2014
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Interest income(1)	$78,934	$54,955	$27,879	$77,512	$17,637	$(15,850)		$241,067
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(2,086)	—	—	—	—	2,086		—
Interest expense(2)	(45,025)	(36,689)	(17,138)	(38,456)	(3,830)	(29,582)		(170,720)
Net effective spread	31,823	18,266	10,741	39,056	13,807	(43,346)		70,347
Guarantee and commitment fees	15,107	134	—	1,539	—	(2,086)		14,694
Other income/(expense)(3)	762	63	9	—	(4,913)	22,675		18,596
Non-interest income/(loss)	15,869	197	9	1,539	(4,913)	20,589		33,290

Release of allowance for loan losses	961	—	—	—	—	—		961

Release of reserve for losses	2,205	—	—	—	—	—		2,205
Other non-interest expense	(15,180)	(2,955)	(3,130)	(1,891)	(10,541)	—		(33,697)
Non-interest expense(4)	(12,975)	(2,955)	(3,130)	(1,891)	(10,541)	—		(31,492)
Core earnings before income taxes	35,678	15,508	7,620	38,704	(1,647)	(22,757)	(5)	73,106
Income tax (expense)/benefit	(12,486)	(5,430)	(2,668)	(13,548)	23,347	7,961		(2,824)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	23,192	10,078	4,952	25,156	21,700	(14,796)	(5)	70,282
Preferred stock dividends	—	—	—	—	(9,839)	—		(9,839)
Non-controlling interest - preferred stock dividends	—	—	—	—	(22,192)	—		(22,192)
Segment core earnings/(losses)	$23,192	$10,078	$4,952	$25,156	$(10,331)	$(14,796)	(5)	$38,251

Total assets at carrying value	$2,611,401	$1,825,210	$995,082	$5,459,296	$3,396,832	$—		$14,287,821
Total on- and off-balance sheet program assets at principal balance	5,417,174	1,798,034	985,609	6,396,941		—		14,597,758

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

Core Earnings by Business Segment
For the Year Ended December 31, 2013
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Interest income(1)	$67,429	$53,384	$35,194	$89,199	$21,940	$(20,417)		$246,729
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(964)	—	—	—	—	964		—
Interest expense(2)	(32,062)	(35,656)	(23,601)	(53,613)	(4,668)	12,324		(137,276)
Net effective spread	34,403	17,728	11,593	35,586	17,272	(7,129)		109,453
Guarantee and commitment fees	14,944	132	—	1,515	—	(964)		15,627
Other income/(expense)(3)	2,244	791	—	—	1,622	34,156		38,813
Non-interest income/(loss)	17,188	923	—	1,515	1,622	33,192		54,440

Release of allowance for loan losses	481	—	—	—	—	—		481

Provision for losses	(929)	—	—	—	—	—		(929)
Other non-interest expense	(14,649)	(2,904)	(3,100)	(1,774)	(9,751)	—		(32,178)
Non-interest expense(4)	(15,578)	(2,904)	(3,100)	(1,774)	(9,751)	—		(33,107)
Core earnings before income taxes	36,494	15,747	8,493	35,327	9,143	26,063	(5)	131,267
Income tax (expense)/benefit	(12,773)	(5,511)	(2,973)	(12,364)	8,991	(9,122)		(33,752)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	23,721	10,236	5,520	22,963	18,134	16,941	(5)	97,515
Preferred stock dividends	—	—	—	—	(3,495)	—		(3,495)
Non-controlling interest - preferred stock dividends	—	—	—	—	(22,187)	—		(22,187)
Segment core earnings/(losses)	$23,721	$10,236	$5,520	$22,963	$(7,548)	$16,941	(5)	$71,833

Total assets at carrying value	$2,190,224	$1,656,688	$1,076,298	$5,121,666	$3,316,904	$—		$13,361,780
Total on- and off-balance sheet program assets at principal balance	5,163,080	1,687,117	1,052,251	6,047,864		—		13,950,312

(1)	Includes reconciling adjustments for the amortization of premiums and discounts on assets consolidated at fair value to reflect core earnings amounts.

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

15.	QUARTERLY FINANCIAL INFORMATION (Unaudited)

Table 15.1

	2015 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(in thousands, except per share amounts)
Interest income:
Interest income	$67,562	$66,918	$66,392	$63,951
Interest expense	36,591	34,735	34,528	33,162
Net interest income	30,971	32,183	31,864	30,789
(Provision for)/release of loan losses	(3,366)	1,164	(110)	(76)
Net interest income after (provision for)/release of loan losses	27,605	33,347	31,754	30,713
Non-interest income/(loss):
Guarantee and commitment fees	3,780	3,532	3,388	3,377
Gains/(losses) on financial derivatives and hedging activities	1,592	(9,568)	14,389	(3,882)
Gains/(losses) on trading assets	696	(8)	170	362
Gains on sale of available-for-sale investment securities	—	3	—	6
Losses on sale of real estate owned	—	—	—	(1)
Other income	372	1,060	260	613
Non-interest income/(loss)	6,440	(4,981)	18,207	475
Non-interest expense	5,865	10,421	10,853	8,343
Income before income taxes	28,180	17,945	39,108	22,845
Income tax expense	9,912	6,327	13,769	4,231
Net income	18,268	11,618	25,339	18,614
Less: Net loss/(income) attributable to non-controlling interest	60	36	119	(5,354)
Net income attributable to Farmer Mac	18,328	11,654	25,458	13,260
Preferred stock dividends	(3,296)	(3,295)	(3,296)	(3,295)
Loss on retirement of preferred stock	—	—	—	(8,147)
Net income attributable to common stockholders	$15,032	$8,359	$22,162	$1,818

Earnings per common share:
Basic earnings per common share	$1.39	$0.76	$2.01	$0.17
Diluted earnings per common share	$1.35	$0.74	$1.94	$0.16

	2014 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(in thousands, except per share amounts)
Interest income:
Interest income	$60,730	$63,410	$64,475	$52,452
Interest expense	44,606	48,886	42,502	34,726
Net interest income	16,124	14,524	21,973	17,726
Release of/(provision for) loan losses	462	(511)	1,583	(573)
Net interest income after release of/(provision for) loan losses	16,586	14,013	23,556	17,153
Non-interest income:
Guarantee and commitment fees	3,563	3,644	3,703	3,784
(Losses)/gains on financial derivatives and hedging activities	(9,178)	808	(5,698)	(7,578)
Gains on trading assets	13,857	16,369	7,748	655
(Losses)/gains on sale of available-for-sale investment securities	—	(396)	143	15
(Losses)/gains on sale of real estate owned	(28)	—	168	(3)
Other income	920	502	200	92
Non-interest income/(loss)	9,134	20,927	6,264	(3,035)
Non-interest expense	8,594	7,095	7,856	7,947
Income before income taxes	17,126	27,845	21,964	6,171
Income tax expense/(benefit)	2,769	7,564	(6,368)	(1,141)
Net income	14,357	20,281	28,332	7,312
Less: Net income attributable to non-controlling interest	(5,414)	(5,412)	(5,819)	(5,547)
Net income attributable to Farmer Mac	8,943	14,869	22,513	1,765
Preferred stock dividends	(3,296)	(3,283)	(2,308)	(952)
Net income attributable to common stockholders	$5,647	$11,586	$20,205	$813

Earnings per common share:
Basic earnings per common share	$0.52	$1.06	$1.85	$0.07
Diluted earnings per common share	$0.50	$1.02	$1.78	$0.07

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this Annual Report on Form 10-K, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Farmer Mac's management on a timely basis to allow decisions regarding required disclosure. Management, including Farmer Mac's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Farmer Mac's disclosure controls and procedures (as defined under Rules 13a‑15(e) and 15d‑15(e) of the Exchange Act) as of December 31, 2015.

Farmer Mac carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Farmer Mac's disclosure controls and procedures were effective as of December 31, 2015.

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

Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

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

Additional information required by this item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 1, 2016.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 1, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 1, 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 1, 2016.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 1, 2016.

PART IV

Item 15.                Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements.

Refer to Item 8 above.

(2)           Financial Statement Schedules.

All schedules are omitted since they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

*	3.1	—	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Food, Conservation and Energy Act of 2008 (Previously filed as Exhibit to Form 10-Q filed August 12, 2008).
*	3.2	—	Amended and Restated By-Laws of the Registrant (Previously filed as Exhibit 3.1 to Form 8-K filed June 9, 2014).
*	4.1	—	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Previously filed as Exhibit 4.1 to Form 10-Q filed May 15, 2003).
*	4.2	—	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Previously filed as Exhibit 4.2 to Form 10-Q filed May 15, 2003).
*	4.3	—	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Previously filed as Exhibit 4.3 to Form 10-Q filed May 15, 2003).
*	4.4	—	Specimen Certificate for 5.875% Non-Cumulative Preferred Stock, Series A (Previously filed as Exhibit 4.4.1 to Form 10-Q filed May 9, 2013).
*	4.4.1	—	Certificate of Designation of Terms and Conditions of 5.875% Non-Cumulative Preferred Stock, Series A (Previously filed as Exhibit 4.1 to Form 8-A filed January 17, 2013).
*	4.5	—	Specimen Certificate for 6.875% Non-Cumulative Preferred Stock, Series B (Previously filed as Exhibit 4.5 to Form 10-Q filed May 12, 2014).
*	4.5.1	—	Certificate of Designation of Terms and Conditions of 6.875% Non-Cumulative Preferred Stock, Series B (Previously filed as Exhibit 4.1 to Form 8-A filed March 25, 2014).
*	4.6	—	Specimen Certificate for 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.6 to Form 10-Q filed August 11, 2014).
*	4.6.1	—	Certificate of Designation of Terms and Conditions of 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.1 to Form 8-A filed June 20, 2014).
†*	10.1	—	Amended and Restated 1997 Incentive Plan (Previously filed as Exhibit 10.1.3 to Form 10-Q filed November 14, 2003).
†*	10.1.1	—	Form of stock option award agreement under 1997 Incentive Plan (Previously filed as Exhibit 10.1.4 to Form 10-K filed March 16, 2005).
†*	10.2	—	2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.1.2 to Form 10-Q filed August 12, 2008).
†*	10.2.1	—	Form of SARs Award Agreement under the 2008 Omnibus Incentive Plan for grants made prior to April 1, 2012 (Previously filed as Exhibit 10 to Form 8-K filed June 11, 2008).
†*	10.2.2	—	Form of SARs Award Agreement under the 2008 Omnibus Incentive Plan for grants made from April 1, 2012 to March 31, 2013 (Previously filed as Exhibit 10.1 to Form 8-K filed April 6, 2012).
†*	10.2.3	—	Form of SARs Award Agreement under the 2008 Omnibus Incentive Plan for grants made after April 1, 2013 (Previously filed as Exhibit 10.1 to Form 8-K filed April 5, 2013).
†*	10.2.4	—	Form of SARs Award Agreement under the 2008 Omnibus Incentive Plan for grants made on or after April 1, 2015 (Previously filed as Exhibit 10.1 to Form 8-K filed on April 3, 2015).
†*	10.2.5	—	Form of Restricted Stock Agreement (Officers) under the 2008 Omnibus Incentive Plan for grants made prior to April 1, 2012 (Previously filed as Exhibit 10.1 to Form 8-K filed June 10, 2009).
†*	10.2.6	—	Form of Restricted Stock Agreement (Officers) under the 2008 Omnibus Incentive Plan for grants made on and after April 1, 2012 (Previously filed as Exhibit 10.2 to Form 8-K filed April 6, 2012).
†*	10.2.7	—	Form of Restricted Stock Agreement (Directors) under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.3 to Form 8-K filed April 6, 2012).
†*	10.2.8	—	Form of Time-Based Restricted Stock Award Agreement for grants made to non-directors after April 1, 2013 (Previously filed as Exhibit 10.2 to Form 8-K filed April 5, 2013).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
†	Management contract or compensatory plan.

†*	10.2.9	—	Form of Time-Based Restricted Stock Award Agreement for grants made to non-directors on or after April 1, 2015 (Previously filed as Exhibit 10.3 to Form 8-K filed on April 3, 2015).
†*	10.2.10	—	Form of Performance-Based Restricted Stock Award Agreement for grants made to non-directors after April 1, 2013 (Previously filed as Exhibit 10.2 to Form 8-K filed April 5, 2013).
†*	10.2.11	—	Form of Performance-Based Restricted Stock Award Agreement for grants made to non-directors on or after April 1, 2015 (Previously filed as Exhibit 10.2 to Form 8-K filed on April 3, 2015).
†*	10.3	—	Federal Agricultural Mortgage Corporation Executive Officer Severance Plan (Previously filed as Exhibit 10.1 to Form 8-K filed June 13, 2012).
†*	10.4	—	Form of Participation Agreement to the Federal Agricultural Mortgage Corporation Executive Officer Severance Plan (Previously filed as Exhibit 10.2 to Form 8-K filed June 13, 2012).
†*	10.5	—	Employment Agreement dated December 3, 2014 between Timothy L. Buzby and the Registrant (Previously filed as Exhibit 10.1 to Form 8-K filed December 8, 2014).
†*	10.6	—	Form of Indemnification Agreement for Directors (Previously filed as Exhibit 10.1 to Form 8-K filed April 9, 2008).
†*	10.7		Description of compensation agreement between the Registrant and its directors, effective July 1, 2015 (Previously filed as Exhibit 10.5 to Form 10-Q filed November 9, 2015).
*#	10.8	—
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

*	10.14.1	—
Amended and Restated First Supplemental Note Purchase Agreement dated as of January 8, 2015, between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant (Previously filed as Exhibit 10.1 to Form 8-K filed January 13, 2015).

*	10.15	—
Setoff Rights Letter Agreement dated as of March 24, 2011 between National Rural Utilities Cooperative Finance Corporation, Farmer Mac Mortgage Securities Corporation, and the Registrant (Previously filed as Exhibit 10.24 to Form 10-Q filed May 10, 2011).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*	10.16	—
Amended and Restated Master Sale and Servicing Agreement dated as of August 12, 2011 between National Rural Utilities Cooperative Finance Corporation and the Registrant (Previously filed as Exhibit 10.26 to Form 10-Q filed November 9, 2011).

*#	10.17	—
Credit Support Agreement dated as of September 1, 2009 between National Rural Utilities Cooperative Finance Corporation and the Registrant (Previously filed as Exhibit 10.38 to Form 10-Q filed August 9, 2010).

*	10.18	—
Indenture dated as of September 1, 2009 between National Rural Utilities Cooperative Finance Corporation, U.S. Bank National Association and the Registrant (Previously filed as Exhibit 10.39 to Form 10-Q filed August 9, 2010).

*	10.19	—
Master Note Purchase Agreement dated as of July 31, 2015 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant (Previously filed as Exhibit 10.1 to Form 10-Q filed November 9, 2015).

*#	10.20	—
First Supplemental Note Purchase Agreement dated as of July 31, 2015 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant (Previously filed as Exhibit 10.2 to Form 10-Q filed November 9, 2015).

*	10.21	—
Second Amended, Restated and Consolidated Pledge Agreement dated as of July 31, 2015 between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, U.S. Bank National Association, and the Registrant (Previously filed as Exhibit 10.3 to Form 10-Q filed November 9, 2015).

*	10.22	—
Long Term Standby Commitment to Purchase dated as of August 31, 2015, between National Rural Utilities Cooperative Finance Corporation and the Registrant (Previously filed as Exhibit 10.4 to Form 10-Q filed November 9, 2015).

*	21	—	List of the Registrant's subsidiaries (Previously filed as Exhibit 21 to Form 10-K filed March 16, 2015).
**	31.1	—
Certification of Registrant's principal executive officer relating to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Registrant's principal executive officer and principal financial officer relating to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Timothy L. Buzby		March 10, 2016
By:	Timothy L. Buzby	Date
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lowell L. Junkins	Chairman of the Board and Director	March 10, 2016
Lowell L. Junkins

/s/ Timothy L. Buzby	President and Chief Executive Officer	March 10, 2016
Timothy L. Buzby	(Principal Executive Officer)

/s/ R. Dale Lynch	Executive Vice President – Chief Financial	March 10, 2016
R. Dale Lynch	Officer and Treasurer (Principal Financial Officer)

/s/ Gregory N. Ramsey	Controller	March 10, 2016
Gregory N. Ramsey	(Principal Accounting Officer)

Name	Title	Date

/s/ Dennis L. Brack	Director	March 10, 2016
Dennis L. Brack

/s/ Chester J. Culver	Director	March 10, 2016
Chester J. Culver

/s/ Richard H. Davidson	Director	March 10, 2016
Richard H. Davidson

/s/ James R. Engebretsen	Director	March 10, 2016
James R. Engebretsen

/s/ Dennis A. Everson	Director	March 10, 2016
Dennis A. Everson

/s/ Sara L. Faivre-Davis	Director	March 10, 2016
Sara L. Faivre-Davis

/s/ Douglas L. Flory	Director	March 10, 2016
Douglas L. Flory

/s/ Thomas W. Hill	Director	March 10, 2016
Thomas W. Hill

/s/ Mitchell A. Johnson	Director	March 10, 2016
Mitchell A. Johnson

/s/ Clark B. Maxwell	Director	March 10, 2016
Clark B. Maxwell

/s/ James B. McElroy	Director	March 10, 2016
James B. McElroy

/s/ Bruce J. Sherrick	Director	March 10, 2016
Bruce J. Sherrick

/s/ Myles J. Watts	Director	March 10, 2016
Myles J. Watts

/s/ Douglas E. Wilhelm	Director	March 10, 2016
Douglas E. Wilhelm