Form 10-Q
period 2016-03-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2016-05-10
CIK 845877

As filed with the Securities and Exchange Commission on May 10, 2016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
Commission File Number 001-14951
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
Yes        ☐                                No           ☒
As of May 2, 2016, the registrant had outstanding 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 8,919,817 shares of Class C Non-Voting Common Stock.

PART I

Item 1.	Financial Statements

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of
	March 31, 2016	December 31, 2015
	(in thousands)
Assets:
Cash and cash equivalents	$1,729,563	$1,210,084
Investment securities:
Available-for-sale, at fair value	2,452,582	2,775,025
Trading, at fair value	383	491
Total investment securities	2,452,965	2,775,516
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value	4,565,504	4,152,605
Held-to-maturity, at amortized cost	1,207,349	1,274,016
Total Farmer Mac Guaranteed Securities	5,772,853	5,426,621
USDA Securities:
Available-for-sale, at fair value	1,908,014	1,888,344
Trading, at fair value	26,869	28,975
Total USDA Securities	1,934,883	1,917,319
Loans:
Loans held for investment, at amortized cost	3,204,452	3,258,413
Loans held for investment in consolidated trusts, at amortized cost	816,267	708,111
Allowance for loan losses	(4,529)	(4,480)
Total loans, net of allowance	4,016,190	3,962,044
Real estate owned, at lower of cost or fair value	1,330	1,369
Financial derivatives, at fair value	7,034	3,816
Interest receivable (includes $5,270 and $7,938, respectively, related to consolidated trusts)	75,067	112,700
Guarantee and commitment fees receivable	39,389	40,189
Deferred tax asset, net	47,236	42,916
Prepaid expenses and other assets	79,518	47,780
Total Assets	$16,156,028	$15,540,354

Liabilities and Equity:
Liabilities:
Notes payable:
Due within one year	$9,322,682	$9,111,461
Due after one year	5,264,695	4,967,036
Total notes payable	14,587,377	14,078,497
Debt securities of consolidated trusts held by third parties	816,435	713,536
Financial derivatives, at fair value	117,956	77,199
Accrued interest payable (includes $4,244 and $6,705, respectively, related to consolidated trusts)	38,152	47,621
Guarantee and commitment obligation	37,540	38,609
Accounts payable and accrued expenses	12,455	29,089
Reserve for losses	2,097	2,083
Total Liabilities	15,612,012	14,986,634
Commitments and Contingencies (Note 6)
Equity:
Preferred stock:
Series A, par value $25 per share, 2,400,000 shares authorized, issued and outstanding	58,333	58,333
Series B, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,044	73,044
Series C, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,382	73,382
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 8,919,730 shares and 9,155,661 shares outstanding, respectively	8,920	9,156
Additional paid-in capital	117,434	117,862
Accumulated other comprehensive loss, net of tax	(18,917)	(11,019)
Retained earnings	230,062	231,228
Total Stockholders' Equity	543,789	553,517
Non-controlling interest	227	203
Total Equity	544,016	553,720
Total Liabilities and Equity	$16,156,028	$15,540,354
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$6,681	$2,865
Farmer Mac Guaranteed Securities and USDA Securities	35,510	33,122
Loans	31,700	27,964
Total interest income	73,891	63,951
Total interest expense	40,251	33,162
Net interest income	33,640	30,789
Provision for loan losses	(49)	(76)
Net interest income after provision for loan losses	33,591	30,713
Non-interest (loss)/income:
Guarantee and commitment fees	3,626	3,377
Losses on financial derivatives and hedging activities	(6,782)	(3,882)
Gains on trading securities	358	362
(Losses)/gains on sale of available-for-sale investment securities	(9)	6
Losses on sale of real estate owned	—	(1)
Other income	101	613
Non-interest (loss)/income	(2,706)	475
Non-interest expense:
Compensation and employee benefits	5,774	5,693
General and administrative	3,526	2,823
Regulatory fees	613	600
Real estate owned operating costs, net	39	(1)
Provision for/(release of) reserve for losses	14	(772)
Non-interest expense	9,966	8,343
Income before income taxes	20,919	22,845
Income tax expense	7,335	4,231
Net income	13,584	18,614
Less: Net loss/(income) attributable to non-controlling interest	28	(5,354)
Net income attributable to Farmer Mac	13,612	13,260
Preferred stock dividends	(3,295)	(3,295)
Loss on retirement of preferred stock	—	(8,147)
Net income attributable to common stockholders	$10,317	$1,818

Earnings per common share and dividends:
Basic earnings per common share	$0.99	$0.17
Diluted earnings per common share	$0.94	$0.16
Common stock dividends per common share	$0.26	$0.16
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Net income	$13,584	$18,614
Other comprehensive income/(loss) before taxes:
Net unrealized (losses)/gains on available-for sale securities	(6,377)	58,437
Net changes in held-to-maturity securities	(1,011)	(3,343)
Net unrealized losses on cash flow hedges	(4,763)	(247)
Other comprehensive (loss)/income before tax	(12,151)	54,847
Income tax benefit/(expense) related to other comprehensive income	4,253	(19,196)
Other comprehensive (loss)/income, net of tax	(7,898)	35,651
Comprehensive income	5,686	54,265
Less: comprehensive loss/(income) attributable to non-controlling interest	28	(5,354)
Comprehensive income attributable to Farmer Mac	$5,714	$48,911
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Interest	Equity
	(in thousands)
Balance as of December 31, 2014	8,400	$204,759	10,937	$10,937	$113,559	$15,533	$201,013	$236,028	$781,829
Net income/(loss):
Attributable to Farmer Mac	—	—	—	—	—	—	13,260	—	13,260
Other comprehensive loss, net of tax	—	—	—	—	—	35,651	—	—	35,651
Cash dividends:
Preferred stock	—	—	—	—	—	—	(3,295)	—	(3,295)
Common stock	—	—	—	—	—	—	(1,750)	—	(1,750)
Issuance of Class C Common Stock	—	—	—	—	4	—	—	—	4
Stock-based compensation cost	—	—	—	—	839	—	—	—	839
Other stock-based award activity	—	—	—	—	(38)	—	—	—	(38)
Redemption of Farmer Mac II LLC preferred stock	—	—	—	—	—	—	(8,147)	(235,853)	(244,000)
Balance as of March 31, 2015	8,400	$204,759	10,937	$10,937	$114,364	$51,184	$201,081	$175	$582,500

Balance as of December 31, 2015	8,400	$204,759	10,687	$10,687	$117,862	$(11,019)	$231,228	$203	$553,720
Net income/(loss):
Attributable to Farmer Mac	—	—	—	—	—	—	13,612	—	13,612
Attributable to non-controlling interest	—	—	—	—	—	—	—	(28)	(28)
Other comprehensive loss, net of tax	—	—	—	—	—	(7,898)	—	—	(7,898)
Cash dividends:
Preferred stock	—	—	—	—	—	—	(3,295)	—	(3,295)
Common stock	—	—	—	—	—	—	(2,702)	—	(2,702)
Issuance of Class C Common Stock	—	—	71	71	3	—	—	—	74
Repurchase of Class C Common Stock	—	—	(307)	(307)	—	—	(8,781)	—	(9,088)
Stock-based compensation cost	—	—	—	—	1,027	—	—	—	1,027
Other stock-based award activity	—	—	—	—	(1,458)	—	—	—	(1,458)
Investment in subsidiary - non-controlling interest	—	—	—	—	—	—	—	52	52
Balance as of March 31, 2016	8,400	$204,759	10,451	$10,451	$117,434	$(18,917)	$230,062	$227	$544,016
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Cash flows from operating activities:
Net income	$13,584	$18,614
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums, and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Securities	501	1,024
Amortization of debt premiums, discounts and issuance costs	7,643	2,832
Net change in fair value of trading securities, hedged assets, and financial derivatives	2,631	532
Losses/(gains) on sale of available-for-sale investment securities	9	(6)
Loss on sale of real estate owned	—	1
Total provision for/(release of) losses	63	(696)
Deferred income taxes	(1,483)	(1,061)
Stock-based compensation expense	1,027	839
Proceeds from repayment of trading investment securities	205	247
Proceeds from repayment of loans purchased as held for sale	28,794	32,140
Net change in:
Interest receivable	37,633	40,562
Guarantee and commitment fees receivable	800	1,120
Other assets	(31,021)	2,066
Accrued interest payable	(9,469)	(11,972)
Other liabilities	996	2,793
Net cash provided by operating activities	51,913	89,035
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(341,099)	(715,628)
Purchases of Farmer Mac Guaranteed Securities and USDA Securities	(1,026,187)	(349,364)
Purchases of loans held for investment	(208,215)	(138,929)
Purchases of defaulted loans	(1,415)	(657)
Proceeds from repayment of available-for-sale investment securities	455,315	427,507
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Securities	676,858	153,095
Proceeds from repayment of loans purchased as held for investment	132,652	95,570
Proceeds from sale of available-for-sale investment securities	186,769	74,998
Proceeds from sale of Farmer Mac Guaranteed Securities	139,561	49,487
Payments from sale of real estate owned	—	(1)
Net cash provided/(used) in investing activities	14,239	(403,922)
Cash flows from financing activities:
Proceeds from issuance of discount notes	23,089,113	14,784,601
Proceeds from issuance of medium-term notes	1,207,092	1,344,848
Payments to redeem discount notes	(22,873,972)	(14,439,480)
Payments to redeem medium-term notes	(921,000)	(912,000)
Excess tax benefits related to stock-based awards	234	26
Payments to third parties on debt securities of consolidated trusts	(33,010)	(15,793)
Proceeds from common stock issuance	101	4
Common stock repurchased	(9,286)	—
Investment in Contour	52	—
Redemption of Farmer Mac II LLC Preferred Stock	—	(244,000)
Dividends paid - Non-controlling interest - preferred stock	—	(5,415)
Dividends paid on common and preferred stock	(5,997)	(5,045)
Net cash provided by financing activities	453,327	507,746
Net increase in cash and cash equivalents	519,479	192,859
Cash and cash equivalents at beginning of period	1,210,084	1,363,387
Cash and cash equivalents at end of period	$1,729,563	$1,556,246
  The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim unaudited consolidated financial statements of the Federal Agricultural Mortgage Corporation ("Farmer Mac") and subsidiaries have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Farmer Mac and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted as permitted by SEC rules and regulations. The December 31, 2015 consolidated balance sheet presented in this report has been derived from Farmer Mac's audited 2015 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2015 consolidated financial statements of Farmer Mac and subsidiaries included in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 10, 2016. That Form 10-K describes Farmer Mac's significant accounting policies, which include its policies on Principles of Consolidation; Cash and Cash Equivalents and Statements of Cash Flows; Transfers of Financial Assets and Liabilities; Investment Securities, Farmer Mac Guaranteed Securities, and USDA Securities; Loans; Securitization of Loans; Real Estate Owned; Financial Derivatives; Notes Payable; Allowance for Loan Losses and Reserve for Losses; Earnings Per Common Share; Income Taxes; Stock-Based Compensation; Comprehensive Income; Long-Term Standby Purchase Commitments; Fair Value Measurement; and Consolidation of Variable Interest Entities ("VIEs"). Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year. Presented below are Farmer Mac's significant accounting policies that contain updated information for the three months ended March 31, 2016.

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

The following tables present, by line of business, details about the consolidation of VIEs:

Table 1.1

	Consolidation of Variable Interest Entities
	As of March 31, 2016
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost	$816,267	$—	$—	$—	$—	$816,267
Debt securities of consolidated trusts held by third parties (1)	816,435	—	—	—	—	816,435
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value (2)	—	30,694	—	31,222	—	61,916
Maximum exposure to loss (3)	—	31,038	—	30,000	—	61,038
Investment securities:
Carrying value (4)	—	—	—	—	862,781	862,781
Maximum exposure to loss (3) (4)	—	—	—	—	865,022	865,022
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (3) (5)	485,302	13,268	—	970,000	—	1,468,570

(1)	Includes borrower remittances of $0.2 million. The borrower remittances have not been passed through to third party investors as of March 31, 2016.

(2)
Includes $0.3 million of unamortized premiums and discounts and fair value adjustments related to the USDA Guarantees line of business. Includes fair value adjustments related to the Institutional Credit line of business of $1.2 million.

(3)	Farmer Mac uses unpaid principal balance and outstanding face amount of investment securities to represent maximum exposure to loss.

(4)	Includes auction-rate certificates, asset-backed securities, and government-sponsored enterprise ("GSE")-guaranteed mortgage-backed securities.

(5)	The amount under the Farm & Ranch line of business relates to unconsolidated trusts where Farmer Mac determined it was not the primary beneficiary due to shared power with an unrelated party.

	Consolidation of Variable Interest Entities
	As of December 31, 2015
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost	$708,111	$—	$—	$—	$—	$708,111
Debt securities of consolidated trusts held by third parties (1)	713,536	—	—	—	—	713,536
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value (2)	—	31,360	—	31,400	—	62,760
Maximum exposure to loss (3)	—	31,553	—	30,000	—	61,553
Investment securities:
Carrying value (4)	—	—	—	—	917,292	917,292
Maximum exposure to loss (3) (4)	—	—	—	—	918,121	918,121
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (3) (5)	514,051	10,272	—	970,000	—	1,494,323

(1)	Includes borrower remittances of $5.4 million, which have not been passed through to third party investors as of December 31, 2015.

(2)
Includes $0.2 million of unamortized premiums and discounts and fair value adjustments related to the USDA Guarantees line of business. Includes fair value adjustments related to the Institutional Credit line of business of $1.4 million.

(3)	Farmer Mac uses unpaid principal balance and the outstanding face amount of investment securities to represent maximum exposure to loss.

(4)	Includes auction-rate certificates, asset-backed securities, and GSE-guaranteed mortgage-backed securities.

(5)	The amount under the Farm & Ranch line of business relates to unconsolidated trusts where Farmer Mac determined it was not the primary beneficiary due to shared power with an unrelated party.

(a)	Statements of Cash Flows

The following table sets forth information regarding certain non-cash transactions for the three months ended March 31, 2016 and 2015:

Table 1.2

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Non-cash activity:
Loans acquired and securitized as Farmer Mac Guaranteed Securities	$139,561	$49,487
Consolidation of Farm & Ranch Guaranteed Securities from off-balance sheet to loans held for investment in consolidated trusts and to debt securities of consolidated trusts held by third parties	135,913	49,487
Purchases of securities - traded, not yet settled	—	14,915
Issuance costs on the retirement of Farmer Mac II LLC Preferred Stock	—	8,147

(b)	Earnings Per Common Share

Basic earnings per common share ("EPS") is based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per common share is based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options, stock appreciation rights ("SARs"), and non-vested restricted stock awards.  The following schedule reconciles basic and diluted EPS for the three months ended March 31, 2016 and 2015:

Table 1.3

	For the Three Months Ended
	March 31, 2016			March 31, 2015
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$10,317	10,465	$0.99	$1,818	10,938	$0.17
Effect of dilutive securities(1)
Stock options, SARs and restricted stock	—	538	(0.05)	—	393	(0.01)
Diluted EPS	$10,317	11,003	$0.94	$1,818	11,331	$0.16

(1)
For the three months ended March 31, 2016 and 2015, stock options and SARs of 210,865 and 201,401, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the three months ended March 31, 2016 and 2015, contingent shares of non-vested restricted stock of 37,284 and 30,514, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.

(c)	Comprehensive Income

Comprehensive income represents all changes in stockholders' equity except those resulting from investments by or distributions to stockholders, and is comprised of net income and unrealized gains and losses on available-for-sale securities, certain held-to-maturity securities transferred from the available-for-sale classification, and cash flow hedges, net of related taxes.

The following table presents the changes in accumulated other comprehensive income ("AOCI"), net of tax, by component for the three months ended March 31, 2016 and 2015:

Table 1.4

	As of March 31, 2016				As of March 31, 2015
	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$(10,035)	$(476)	$(508)	$(11,019)	$9,716	$5,973	$(156)	$15,533
Other comprehensive (loss)/income before reclassifications	(1,769)	—	(3,395)	(5,164)	41,343	—	(237)	41,106
Amounts reclassified from AOCI	(2,376)	(657)	299	(2,734)	(3,359)	(2,173)	77	(5,455)
Net other comprehensive (loss)/income	(4,145)	(657)	(3,096)	(7,898)	37,984	(2,173)	(160)	35,651
Ending Balance	$(14,180)	$(1,133)	$(3,604)	$(18,917)	$47,700	$3,800	$(316)	$51,184

The following table presents other comprehensive income activity, the impact on net income of amounts reclassified from each component of AOCI, and the related tax impact for the three months ended March 31, 2016 and 2015:

Table 1.5

	For the Three Months Ended
	March 31, 2016			March 31, 2015
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive income/(loss):
Available-for-sale-securities:
Unrealized holding (losses)/gains on available-for-sale-securities	$(2,722)	$(953)	$(1,769)	$63,604	$22,261	$41,343
Less reclassification adjustments included in:
Losses on financial derivatives and hedging activities(1)	(3,923)	(1,373)	(2,550)	(4,861)	(1,701)	(3,160)
(Losses)/gains on sale of available-for-sale investment securities(2)	9	3	6	(6)	(2)	(4)
Other income(3)	259	91	168	(300)	(105)	(195)
Total	$(6,377)	$(2,232)	$(4,145)	$58,437	$20,453	$37,984
Held-to-maturity securities:
Change in fair value	$—	$—	$—	$—	$—	$—
Less reclassification adjustments included in:
Net interest income(4)	(1,011)	(354)	(657)	(3,343)	(1,170)	(2,173)
Total	$(1,011)	$(354)	$(657)	$(3,343)	$(1,170)	$(2,173)
Cash flow hedges
Unrealized losses on cash flow hedges	$(5,222)	$(1,827)	$(3,395)	$(366)	$(129)	$(237)
Less reclassification adjustments included in:
Net interest income(5)	459	160	299	119	42	77
Total	$(4,763)	$(1,667)	$(3,096)	$(247)	$(87)	$(160)
Other comprehensive (loss)/income	$(12,151)	$(4,253)	$(7,898)	$54,847	$19,196	$35,651

(1)	Relates to the amortization of unrealized gains on hedged items prior to the application of fair value hedge accounting.

(2)	Represents unrealized gains and losses on sales of available-for-sale investment securities.

(3)	Represents amortization of deferred gains related to certain available-for-sale USDA Securities and Farmer Mac Guaranteed USDA Securities.

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

(d) New Accounting Standards

In January 2016, the FASB issued Accounting Standards Update ("ASU") 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities," which amends the guidance in GAAP on the classification and measurement of financial instruments. The ASU significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Farmer Mac does not expect that adoption of the new guidance will have a material effect on Farmer Mac’s financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU 2016-02, "Leases," which provides new guidance intended to improve financial reporting about leasing transactions. The ASU will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Farmer Mac does not expect that adoption of the new guidance will have a material effect on Farmer Mac’s financial position, results of operations, or cash flows.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which provides new guidance intended to simplify several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. Farmer Mac does not expect that adoption of the new guidance will have a material effect on Farmer Mac’s financial position, results of operations, or cash flows.

(e)	Reclassifications

Certain reclassifications of prior period information were made to conform to the current period presentation.

2.	INVESTMENT SECURITIES

The following tables set forth information about Farmer Mac's investment securities as of March 31, 2016 and December 31, 2015:

Table 2.1

	As of March 31, 2016
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,700	$—	$19,700	$—	$(1,970)	$17,730
Floating rate asset-backed securities	69,715	(249)	69,466	5	(957)	68,514
Floating rate corporate debt securities	10,000	—	10,000	2	—	10,002
Floating rate Government/GSE guaranteed mortgage-backed securities	1,317,245	3,322	1,320,567	2,692	(5,820)	1,317,439
Fixed rate GSE guaranteed mortgage-backed securities(1)	656	2,923	3,579	4,260	—	7,839
Floating rate GSE subordinated debt	70,000	—	70,000	—	(4,535)	65,465
Fixed rate U.S. Treasuries	965,180	(618)	964,562	1,033	(2)	965,593
Total available-for-sale	2,452,496	5,378	2,457,874	7,992	(13,284)	2,452,582
Trading:
Floating rate asset-backed securities	2,006	—	2,006	—	(1,623)	383
Total investment securities	$2,454,502	$5,378	$2,459,880	$7,992	$(14,907)	$2,452,965

(1)	Fair value includes $7.1 million of an interest-only security with a notional amount of $147.9 million.

	As of December 31, 2015
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$46,500	$—	$46,500	$—	$(1,576)	$44,924
Floating rate asset-backed securities	74,744	(253)	74,491	14	(776)	73,729
Floating rate corporate debt securities	10,000	—	10,000	—	(9)	9,991
Fixed rate corporate debt securities	10,000	(1)	9,999	—	(5)	9,994
Floating rate Government/GSE guaranteed mortgage-backed securities	1,353,495	3,515	1,357,010	2,768	(4,319)	1,355,459
Fixed rate GSE guaranteed mortgage-backed securities(1)	692	3,117	3,809	4,095	—	7,904
Floating rate GSE subordinated debt	70,000	—	70,000	—	(3,751)	66,249
Fixed rate senior agency debt	214,000	(25)	213,975	12	—	213,987
Fixed rate U.S. Treasuries	993,680	(417)	993,263	2	(477)	992,788
Total available-for-sale	2,773,111	5,936	2,779,047	6,891	(10,913)	2,775,025
Trading:
Floating rate asset-backed securities	2,211	—	2,211	—	(1,720)	491
Total investment securities	$2,775,322	$5,936	$2,781,258	$6,891	$(12,633)	$2,775,516

(1)	Fair value includes $7.2 million of an interest-only security with a notional amount of $148.5 million.

During the three months ended March 31, 2016, Farmer Mac received proceeds of $186.8 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $0.2 million and gross realized losses of $0.2 million, compared to proceeds of $75.0 million for the same period in 2015, resulting in gross realized gains of $6,000.

As of March 31, 2016 and December 31, 2015, unrealized losses on available-for-sale investment securities were as follows:

Table 2.2

	As of March 31, 2016
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$17,730	$(1,970)
Floating rate asset-backed securities	47,887	(526)	9,432	(431)
Floating rate Government/GSE guaranteed mortgage-backed securities	699,078	(4,083)	136,650	(1,737)
Floating rate GSE subordinated debt	—	—	65,465	(4,535)
Fixed rate U.S. Treasuries	15,002	(2)	—	—
Total	$761,967	$(4,611)	$229,277	$(8,673)

	As of December 31, 2015
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$18,124	$(1,576)
Floating rate asset-backed securities	44,552	(464)	9,975	(312)
Floating rate corporate debt securities	4,991	(9)	—	—
Fixed rate corporate debt securities	9,994	(5)	—	—
Floating rate Government/GSE guaranteed mortgage-backed securities	794,959	(3,408)	100,192	(911)
Floating rate GSE subordinated debt	—	—	66,249	(3,751)
Fixed rate U.S. Treasuries	944,842	(477)	—	—
Total	$1,799,338	$(4,363)	$194,540	$(6,550)

The unrealized losses presented above are principally due to a general widening of credit spreads from the dates of acquisition to March 31, 2016 and December 31, 2015, as applicable. The resulting decrease in fair values reflects an increase in the perceived risk by the financial markets related to those securities. As of March 31, 2016, all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government or had credit ratings of at least "AA+," except one that was rated "A-." As of December 31, 2015, all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government or had credit ratings of at least "AA+," except three that were rated "A-." The unrealized losses were on 61 and 69 individual investment securities as of March 31, 2016 and December 31, 2015, respectively.

As of March 31, 2016, 17 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $8.7 million. As of December 31, 2015, 17 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $6.6 million.  Securities in unrealized loss positions for 12 months or longer have a fair value as of March 31, 2016 that is, on average, approximately 96 percent of their amortized cost basis. Farmer Mac believes that all of these unrealized losses are recoverable within a reasonable period of time by way of maturity or changes in credit spreads. Accordingly, Farmer Mac has concluded that none of the unrealized losses on these available-for-sale investment securities represents other-than-temporary impairment as of March 31, 2016 and December 31, 2015.

Farmer Mac did not own any held-to-maturity investment securities as of March 31, 2016 and December 31, 2015. As of March 31, 2016, Farmer Mac owned trading investment securities with an amortized cost of $2.0 million, a fair value of $0.4 million, and a weighted average yield of 4.52 percent. As of December 31, 2015, Farmer Mac owned trading investment securities with an amortized cost of $2.2 million, a fair value of $0.5 million, and a weighted average yield of 4.41 percent.

The amortized cost, fair value, and weighted average yield of available-for-sale investment securities by remaining contractual maturity as of March 31, 2016 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 2.3

	As of March 31, 2016
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$940,691	$941,643	0.55%
Due after one year through five years	188,476	188,801	1.11%
Due after five years through ten years	545,148	542,273	1.01%
Due after ten years	783,559	779,865	1.12%
Total	$2,457,874	$2,452,582	0.88%

3.	FARMER MAC GUARANTEED SECURITIES AND USDA SECURITIES

The following tables set forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities as of March 31, 2016 and December 31, 2015:

Table 3.1

	As of March 31, 2016
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$1,208,802	$(1,453)	$1,207,349	$13,164	$(3)	$1,220,510
Available-for-sale:
AgVantage	$4,567,953	$—	$4,567,953	$43,444	$(76,587)	$4,534,810
Farmer Mac Guaranteed USDA Securities	31,038	(315)	30,723	33	(62)	30,694
Total Farmer Mac Guaranteed Securities	4,598,991	(315)	4,598,676	43,477	(76,649)	4,565,504
USDA Securities	1,860,348	1,996	1,862,344	45,745	(75)	1,908,014
Total available-for-sale	$6,459,339	$1,681	$6,461,020	$89,222	$(76,724)	$6,473,518
Trading:
USDA Securities	$24,928	$1,769	$26,697	$302	$(130)	$26,869

	As of December 31, 2015
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$1,274,431	$(415)	$1,274,016	$7,801	$—	$1,281,817
Available-for-sale:
AgVantage	$4,164,952	$—	$4,164,952	$26,831	$(70,539)	$4,121,244
Farmer Mac Guaranteed USDA Securities	31,554	(333)	31,221	140	—	31,361
Total Farmer Mac Guaranteed Securities	4,196,506	(333)	4,196,173	26,971	(70,539)	4,152,605
USDA Securities	1,849,322	1,890	1,851,212	37,160	(28)	1,888,344
Total available-for-sale	$6,045,828	$1,557	$6,047,385	$64,131	$(70,567)	$6,040,949
Trading:
USDA Securities	$27,129	$1,934	$29,063	$125	$(213)	$28,975

As of March 31, 2016 and December 31, 2015, unrealized losses on held-to-maturity and available-for-sale on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities were as follows:

Table 3.2

	As of March 31, 2016
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$1,996	$(3)	$—	$—

Available-for-sale:
AgVantage	$1,706,226	$(33,774)	$1,277,127	$(42,813)
Farmer Mac Guaranteed USDA Securities	29,172	(62)	—	—
USDA Securities			103,609	(75)
Total available-for-sale	$1,735,398	$(33,836)	$1,380,736	$(42,888)

	As of December 31, 2015
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Available-for-sale:
AgVantage	$1,193,866	$(41,835)	$1,104,981	$(28,704)
USDA Securities	—	—	103,010	(28)
Total available-for-sale	$1,193,866	$(41,835)	$1,207,991	$(28,732)

The unrealized losses presented above are principally due to higher interest rates from the date of acquisition to March 31, 2016 and December 31, 2015, as applicable. The credit exposure related to Farmer Mac's USDA Guarantees line of business is covered by the full faith and credit guarantee of the United States. The unrealized losses from AgVantage securities were on 27 available-for-sale securities as of March 31, 2016. There was one held-to-maturity AgVantage security with an unrealized loss as of March 31, 2016. The unrealized losses from AgVantage securities were on 22 available-for-sale securities as of December 31, 2015. There were no unrealized losses from held-to-maturity securities as of December 31, 2015. As of March 31, 2016, 9 available-for-sale AgVantage securities had been in a loss position for more than 12 months with a total unrealized loss of $42.8 million. As of December 31, 2015, 8 available-for-sale AgVantage securities had been in a loss position for more than 12 months with a total unrealized loss of $28.7 million. Farmer Mac has concluded that none of the unrealized losses on its held-to-maturity Farmer Mac Guaranteed Securities and available-for-sale Farmer Mac Guaranteed Securities and USDA Securities are other-than-temporary impairment as of either March 31, 2016 or December 31, 2015.  Farmer Mac does not intend to sell these securities, and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

During the three months ended March 31, 2016 and 2015, Farmer Mac realized no gains or losses from the sale of Farmer Mac Guaranteed Securities and USDA Securities.

The amortized cost, fair value, and weighted average yield of available-for-sale and held-to-maturity Farmer Mac Guaranteed Securities and USDA Securities by remaining contractual maturity as of March 31, 2016 are set forth below. The balances presented are based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 3.3

	As of March 31, 2016
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$216,251	$216,688	1.33%
Due after one year through five years	2,168,433	2,176,746	1.56%
Due after five years through ten years	1,584,652	1,606,289	2.04%
Due after ten years	2,491,684	2,473,795	2.57%
Total	$6,461,020	$6,473,518	2.06%

	As of March 31, 2016
	Held-to-Maturity Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$703,005	$704,257	2.32%
Due after one year through five years	494,656	505,844	2.35%
Due after five years through ten years	9,688	10,409	3.43%
Total	$1,207,349	$1,220,510	2.34%

As of March 31, 2016, Farmer Mac owned trading USDA Securities with an amortized cost of $26.7 million, a fair value of $26.9 million, and a weighted average yield of 5.47 percent. As of December 31, 2015, Farmer Mac owned trading USDA Securities with an amortized cost of $29.1 million, a fair value of $29.0 million, and a weighted average yield of 5.53 percent.

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

All financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Changes in the fair values of financial derivatives not designated as cash flow hedges are reported in "Losses on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in fair value hedging relationships, changes in the fair values of the hedged items, which are primarily fixed rate AgVantage securities, related to the risk being hedged are also reported in "Losses on financial derivatives and hedging activities" in the consolidated statements of operations. Interest accruals on derivatives designated in fair value hedging relationships are recorded in "Total interest income" in the consolidated statements of operations. For the three months ended March 31, 2016 and 2015, the amount of interest expense recognized on those derivatives was $4.5 million and $5.5 million, respectively. For financial derivatives designated in cash flow hedging relationships, the effective portion of the derivative gain/loss is recorded in other comprehensive income and any ineffective portion is recognized immediately in"Losses on financial derivatives and hedging activities" in the consolidated statements of operations. Because the hedging instrument is an interest rate swap and the hedged forecasted transactions are future interest payments on variable-rate debt, amounts recorded in other comprehensive income are reclassified to "Total interest expense" in conjunction with the recognition of interest expense on the debt. During the three months ended March 31, 2016, $0.5 million was reclassified out of other comprehensive income into interest expense. The amount for the three months ended March 31, 2015 was immaterial. As of March 31, 2016, Farmer Mac expects to reclassify $1.8 million pretax, or $1.1 million after-tax, from accumulated other comprehensive income, net of tax, to earnings over the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2016. The maximum term over which Farmer Mac is hedging exposure to the variability of future cash flows for all forecasted transactions is 10 years. During the three months ended March 31, 2016 and 2015, there were no gains or losses from interest rate swaps designated as cash flow hedges reclassified to earnings because it became probable the original forecasted transaction would not occur.

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements as of March 31, 2016 and December 31, 2015 and the effects of financial derivatives on the consolidated statements of operations for the three months ended March 31, 2016 and 2015:

Table 4.1

	As of March 31, 2016
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$1,391,816	$207	$(52,859)	1.83%	0.62%		5.49
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	144,000	—	(6,282)	2.25%	0.81%		7.05
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	445,041	—	(57,430)	4.10%	0.62%		6.53
Receive fixed non-callable	6,156,403	6,629	(1,332)	0.50%	0.56%		0.61
Receive fixed callable	115,000	135	(47)	0.56%	1.30%		3.00
Basis swaps	675,000	63	(130)	0.48%	0.57%		1.93
Agency forwards	16,603	—	(134)			102.22
Treasury futures	5,800	—	(45)			129.62
Credit valuation adjustment		—	303
Total financial derivatives	$8,949,663	$7,034	$(117,956)
Collateral pledged		—	73,659
Net amount		$7,034	$(44,297)

	As of December 31, 2015
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$1,276,285	$949	$(26,703)	2.35%	0.37%		4.16
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	119,000	8	(1,381)	2.25%	0.64%		7.03
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	454,041	229	(44,528)	3.73%	0.33%		6.02
Receive fixed non-callable	5,590,638	2,384	(4,205)	0.31%	0.47%		0.57
Receive fixed callable	230,000	—	(421)	0.41%	0.91%		2.26
Basis swaps	725,000	232	(131)	0.22%	0.38%		2.33
Treasury futures	35,000	19	—			125.96
Credit valuation adjustment		(5)	170
Total financial derivatives	$8,429,964	$3,816	$(77,199)
Collateral pledged		—	37,986
Net amount		$3,816	$(39,213)

Table 4.2

	Losses on financial derivatives and hedging activities
	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Fair value hedges:
Interest rate swaps(1)	$(26,898)	$(5,760)
Hedged items	29,787	8,876
Gains on fair value hedges	2,889	3,116
Cash flow hedges:
Loss recognized (ineffective portion)	(149)	(216)
Losses on cash flow hedges	(149)	(216)
No hedge designation:
Interest rate swaps	(8,142)	(5,740)
Agency forwards	(877)	(786)
Treasury futures	(503)	(256)
(Losses)/gains on financial derivatives not designated in hedging relationships	(9,522)	(6,782)
Losses on financial derivatives and hedging activities	$(6,782)	$(3,882)

(1)
Included in the assessment of hedge effectiveness as of March 31, 2016, but excluded from the amounts in the table, were losses of $1.5 million, for the year ended March 31, 2016, attributable to the fair value of the swaps at the inception of the hedging relationship. Accordingly, the amounts recognized as hedge ineffectiveness for the year ended March 31, 2016 were gains of $1.4 million. The comparable amounts as of March 31, 2015 were losses of $2.9 million for the three months ended March 31, 2015, attributable to the fair value of the swaps at the inception of the hedging relationship and, accordingly, gains of $0.2 million for the three months ended March 31, 2015, attributable to hedge ineffectiveness.

As of March 31, 2016 and December 31, 2015, Farmer Mac's credit exposure to interest rate swap counterparties, excluding netting arrangements and any adjustment for nonperformance risk, but including accrued interest, was $12.6 million and $6.4 million, respectively; however, including netting arrangements and accrued interest, Farmer Mac's credit exposure was $0.2 million and $47,000 as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016 and December 31, 2015, Farmer Mac held no cash as collateral for its derivatives in net asset positions, resulting in uncollateralized net asset positions of $0.2 million and $47,000, respectively.

As of March 31, 2016 and December 31, 2015, the fair value of Farmer Mac's derivatives in a net liability position including accrued interest but excluding netting arrangements and any adjustment for nonperformance risk, was $126.7 million and $90.1 million, respectively; however, including netting arrangements and accrued interest, the fair value of Farmer Mac's derivatives in a net liability position at the counterparty level, was $113.2 million and $83.2 million as of March 31, 2016 and December 31, 2015, respectively.  Farmer Mac posted cash of $73.7 million and no investment securities as of March 31, 2016 and posted cash of $38.0 million and no investment securities as of December 31, 2015.  Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets. Any investment securities posted as collateral are included in the investment securities balances on the consolidated balance sheets.  If Farmer Mac had breached certain provisions of the derivative contracts as of March 31, 2016 and December 31, 2015, it could have been required to settle its obligations under the agreements or post additional collateral of $39.5 million and $45.2 million, respectively. As of March 31, 2016 and December 31, 2015, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

For certain derivatives, Farmer Mac clears interest rate swaps through a clearinghouse. Farmer Mac posts initial and variation margin to the clearinghouses through which centrally-cleared derivatives and futures contracts are traded. These collateral postings expose Farmer Mac to institutional credit risk in the event that either the clearinghouse or the futures commission merchant that Farmer Mac uses to post collateral to the clearinghouse fails to meet its obligations. Conversely, the use of centrally-cleared derivatives mitigates Farmer Mac's credit risk to individual counterparties because clearinghouses assume the credit risk among counterparties in centrally-cleared derivatives transactions. Of Farmer Mac's $8.9 billion notional amount of interest rate swaps outstanding as of March 31, 2016, $7.4 billion were cleared through swap clearinghouses. Of Farmer Mac's $8.4 billion notional amount of interest rate swaps outstanding as of December 31, 2015, $6.2 billion were cleared through swap clearinghouses.

5.	LOANS AND ALLOWANCE FOR LOSSES

Loans

Farmer Mac classifies loans as either held for investment or held for sale. Loans held for investment are recorded at the unpaid principal balance, net of unamortized premium or discount and other cost adjustments. Loans held for sale are reported at the lower of cost or fair value determined on a pooled basis. As of March 31, 2016 and December 31, 2015, Farmer Mac had no loans held for sale. The following table displays the composition of the loan balances as of March 31, 2016 and December 31, 2015:

Table 5.1

	As of March 31, 2016			As of December 31, 2015
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Farm & Ranch	$2,206,191	$816,267	$3,022,458	$2,249,864	$708,111	$2,957,975
Rural Utilities	991,851	—	991,851	1,008,126	—	1,008,126
Total unpaid principal balance(1)	3,198,042	816,267	4,014,309	3,257,990	708,111	3,966,101
Unamortized premiums, discounts and other cost basis adjustments	6,410	—	6,410	423	—	423
Total loans	3,204,452	816,267	4,020,719	3,258,413	708,111	3,966,524
Allowance for loan losses	(3,779)	(750)	(4,529)	(3,736)	(744)	(4,480)
Total loans, net of allowance	$3,200,673	$815,517	$4,016,190	$3,254,677	$707,367	$3,962,044

(1)	Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business.

Allowance for Losses

Farmer Mac maintains an allowance for losses presented in two components on its consolidated balance sheets: (1) an allowance for loan losses to account for estimated probable losses on loans held, and (2) a reserve for losses to account for estimated probable losses on loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities.  As of both March 31, 2016 and December 31, 2015, Farmer Mac's total allowances for losses were $6.6 million. See Note 6 for more information about off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs.

The following is a summary of the changes in the total allowance for losses for the three months ended March 31, 2016 and 2015:

Table 5.2

	For the Three Months Ended
	March 31, 2016			March 31, 2015
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Beginning Balance	$4,480	$2,083	$6,563	$5,864	$4,263	$10,127
Provision for/(release of) losses	49	14	63	76	(772)	(696)
Ending Balance	$4,529	$2,097	$6,626	$5,940	$3,491	$9,431

During first quarter 2016, Farmer Mac recorded provisions to its allowance for loan losses of $49,000 and provisions to its reserve for losses of $14,000. The provisions to the allowance for loan losses recorded during first quarter 2016 were attributable to to an increase in the specific allowance for on-balance sheet impaired loans due to a modest increase in the balance of such loans. The provisions were partially offset by releases from the general allowance due to repayments of on-balance sheet Agricultural Storage and Processing loans. Farmer Mac recorded no charge-offs to its allowance for loan losses during first quarter 2016.

During first quarter 2015, Farmer Mac recorded provisions for its allowance for loan losses of $0.1 million and releases from its reserve for losses of $0.8 million, primarily related to repayments of Agricultural Storage and Processing loans underlying LTSPCS. Farmer Mac recorded no charge-offs to its allowance for loan losses during first quarter 2015.

The following tables present the changes in the total allowance for losses for the three months ended March 31, 2016 and 2015 by commodity type:

Table 5.3

	March 31, 2016
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$2,791	$931	$1,781	$408	$649	$3	$6,563
Provision for/(release of) losses	101	6	(18)	36	(62)	—	63
Ending Balance	$2,892	$937	$1,763	$444	$587	$3	$6,626

	March 31, 2015
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)

For the Three Months Ended:
Beginning Balance	$2,519	$2,159	$1,423	$467	$3,552	$7	$10,127
Provision for/(release of) losses	121	125	(80)	(8)	(854)	—	(696)
Ending Balance	$2,640	$2,284	$1,343	$459	$2,698	$7	$9,431

The following tables present the unpaid principal balances of loans held and loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities and the related total allowance for losses by impairment method and commodity type as of March 31, 2016 and December 31, 2015:

Table 5.4

	As of March 31, 2016
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$1,938,160	$441,233	$450,524	$116,093	$15,501	$3,661	$2,965,172
Off-balance sheet	1,291,650	472,190	745,414	113,624	44,369	5,178	2,672,425
Total	$3,229,810	$913,423	$1,195,938	$229,717	$59,870	$8,839	$5,637,597
Individually evaluated for impairment:
On-balance sheet	$21,078	$19,896	$8,700	$7,612	$—	$—	$57,286
Off-balance sheet	6,249	2,971	8,543	1,143	—	—	18,906
Total	$27,327	$22,867	$17,243	$8,755	$—	$—	$76,192
Total Farm & Ranch loans:
On-balance sheet	$1,959,238	$461,129	$459,224	$123,705	$15,501	$3,661	$3,022,458
Off-balance sheet	1,297,899	475,161	753,957	114,767	44,369	5,178	2,691,331
Total	$3,257,137	$936,290	$1,213,181	$238,472	$59,870	$8,839	$5,713,789
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$1,930	$450	$654	$144	$61	$—	$3,239
Off-balance sheet	318	176	269	60	526	3	1,352
Total	$2,248	$626	$923	$204	$587	$3	$4,591
Individually evaluated for impairment:
On-balance sheet	$449	$216	$421	$204	$—	$—	$1,290
Off-balance sheet	195	95	419	36	—	—	745
Total	$644	$311	$840	$240	$—	$—	$2,035
Total Farm & Ranch loans:
On-balance sheet	$2,379	$666	$1,075	$348	$61	$—	$4,529
Off-balance sheet	513	271	688	96	526	3	2,097
Total	$2,892	$937	$1,763	$444	$587	$3	$6,626

	As of December 31, 2015
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$1,911,039	$433,654	$444,320	$92,712	$15,944	$3,199	$2,900,868
Off-balance sheet	1,313,872	483,473	777,663	110,378	56,208	7,142	2,748,736
Total	$3,224,911	$917,127	$1,221,983	$203,090	$72,152	$10,341	$5,649,604
Individually evaluated for impairment:
On-balance sheet	$12,803	$21,247	$5,958	$7,261	$9,838	$—	$57,107
Off-balance sheet	5,937	3,037	8,840	774	—	—	18,588
Total	$18,740	$24,284	$14,798	$8,035	$9,838	$—	$75,695
Total Farm & Ranch loans:
On-balance sheet	$1,923,842	$454,901	$450,278	$99,973	$25,782	$3,199	$2,957,975
Off-balance sheet	1,319,809	486,510	786,503	111,152	56,208	7,142	2,767,324
Total	$3,243,651	$941,411	$1,236,781	$211,125	$81,990	$10,341	$5,725,299
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$1,968	$434	$702	$116	$167	$—	$3,387
Off-balance sheet	347	137	292	65	482	3	1,326
Total	$2,315	$571	$994	$181	$649	$3	$4,713
Individually evaluated for impairment:
On-balance sheet	$290	$218	$384	$201	$—	$—	$1,093
Off-balance sheet	186	142	403	26	—	—	757
Total	$476	$360	$787	$227	$—	$—	$1,850
Total Farm & Ranch loans:
On-balance sheet	$2,258	$652	$1,086	$317	$167	$—	$4,480
Off-balance sheet	533	279	695	91	482	3	2,083
Total	$2,791	$931	$1,781	$408	$649	$3	$6,563

The following tables present by commodity type the unpaid principal balances, recorded investment, and specific allowance for losses related to impaired loans and the recorded investment in loans on nonaccrual status as of March 31, 2016 and December 31, 2015:

Table 5.5

	As of March 31, 2016
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$3,982	$12,556	$5,042	$2,126	$—	$—	$23,706
Unpaid principal balance	3,540	12,463	4,327	1,832	—	—	22,162
With a specific allowance:
Recorded investment(1)	24,255	10,460	12,900	6,971	—	—	54,586
Unpaid principal balance	23,787	10,404	12,916	6,923	—	—	54,030
Associated allowance	644	311	840	240	—	—	2,035
Total:
Recorded investment	28,237	23,016	17,942	9,097	—	—	78,292
Unpaid principal balance	27,327	22,867	17,243	8,755	—	—	76,192
Associated allowance	644	311	840	240	—	—	2,035

Recorded investment of loans on nonaccrual status(2)	$5,514	$15,331	$4,510	$5,985	$—	$—	$31,340

(1)
Impairment analysis was performed in the aggregate in consideration of similar risk characteristics of the assets and historical statistics on $48.8 million (62 percent) of impaired loans as of March 31, 2016, which resulted in a specific reserve of $1.1 million.

(2)	Includes $2.2 million of loans that are less than 90 days delinquent but which have not met Farmer Mac's performance criteria for returning to accrual status.

	As of December 31, 2015
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$3,772	$12,340	$5,644	$1,851	$—	$—	$23,607
Unpaid principal balance	3,720	12,346	5,645	1,851	—	—	23,562
With a specific allowance:
Recorded investment(1)	15,103	11,939	9,050	6,185	9,838	—	52,115
Unpaid principal balance	15,020	11,938	9,153	6,184	9,838	—	52,133
Associated allowance	476	360	787	227	—	—	1,850
Total:
Recorded investment	18,875	24,279	14,694	8,036	9,838	—	75,722
Unpaid principal balance	18,740	24,284	14,798	8,035	9,838	—	75,695
Associated allowance	476	360	787	227	—	—	1,850

Recorded investment of loans on nonaccrual status(2)	$5,105	$16,546	$4,313	$5,870	$9,838	$—	$41,672

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

The following table presents by commodity type the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2016 and 2015:

Table 5.6

	March 31, 2016
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Three Months Ended:
Average recorded investment in impaired loans	$23,555	$23,648	$16,318	$8,567	$4,919	$—	$77,007
Income recognized on impaired loans	2	44	15	72	—	—	133

	March 31, 2015
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Three Months Ended:
Average recorded investment in impaired loans	$19,218	$40,764	$15,311	$12,507	$—	$—	$87,800
Income recognized on impaired loans	282	83	148	58	—	—	571

For the three months ended March 31, 2016 and 2015, there were no troubled debt restructurings ("TDRs"). As of March 31, 2016 and 2015, there were no TDRs identified during the previous 12 months that were in default under the modified terms. The impact of TDRs on Farmer Mac's allowance for loan losses was immaterial for the three months ended March 31, 2016 and 2015.

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

During first quarter 2016, Farmer Mac purchased five defaulted loans having an unpaid principal balance of $1.4 million from pools underlying Farm & Ranch Guaranteed Securities and LTSPCs. During first quarter 2015, Farmer Mac purchased one defaulted loan having an unpaid principal balance of $0.7 million from a pool underlying a Farm & Ranch Guaranteed Security.

The following tables present information related to Farmer Mac's acquisition of defaulted loans for the three months ended March 31, 2016 and 2015 and the outstanding balances and carrying amounts of all such loans as of March 31, 2016 and December 31, 2015:

Table 5.7

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Unpaid principal balance at acquisition date:
Loans underlying LTSPCs	$1,267	$—
Loans underlying off-balance sheet Farmer Mac Guaranteed Securities	148	657
Total unpaid principal balance at acquisition date	1,415	657
Contractually required payments receivable	1,435	—
Impairment recognized subsequent to acquisition	—	52
Recovery/release of allowance for defaulted loans	4	121

	As of
	March 31, 2016	December 31, 2015
	(in thousands)
Outstanding balance	$25,893	$36,195
Carrying amount	23,766	34,015

Net credit losses and 90-day delinquencies as of and for the periods indicated for loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs are presented in the table below.  As of March 31, 2016, there were no delinquencies and no probable losses inherent in Farmer Mac's Rural Utilities loan portfolio and Farmer Mac had not experienced credit losses on any Rural Utilities loans.

Table 5.8

	90-Day Delinquencies(1)		Net Credit Losses
	As of		For the Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2016	March 31, 2015
	(in thousands)
On-balance sheet assets:
Farm & Ranch:
Loans	$29,184	$26,935	$39	$—
Total on-balance sheet	$29,184	$26,935	$39	$—
Off-balance sheet assets:
Farm & Ranch:
LTSPCs	$5,496	$5,201	$—	$—
Total off-balance sheet	$5,496	$5,201	$—	$—
Total	$34,680	$32,136	$39	$—

(1)
Includes loans and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, or in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

Of the $29.2 million and $26.9 million of on-balance sheet loans reported as 90-day delinquencies as of March 31, 2016 and December 31, 2015, respectively, none were loans subject to "removal-of-account" provisions.

Credit Quality Indicators

The following tables present credit quality indicators related to Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities as of March 31, 2016 and December 31, 2015:

Table 5.9

	As of March 31, 2016
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade(1)
On-balance sheet:
Acceptable	$1,928,285	$440,033	$425,346	$113,197	$15,501	$3,661	$2,926,023
Special mention(2)	9,875	1,200	25,178	2,896	—	—	39,149
Substandard(3)	21,078	19,896	8,700	7,612	—	—	57,286
Total on-balance sheet	$1,959,238	$461,129	$459,224	$123,705	$15,501	$3,661	$3,022,458
Off-Balance Sheet:
Acceptable	$1,248,018	$439,781	$712,410	$107,708	$42,169	$4,525	$2,554,611
Special mention(2)	34,114	28,933	21,202	1,268	2,200	552	88,269
Substandard(3)	15,767	6,447	20,345	5,791	—	101	48,451
Total off-balance sheet	$1,297,899	$475,161	$753,957	$114,767	$44,369	$5,178	$2,691,331
Total Ending Balance:
Acceptable	$3,176,303	$879,814	$1,137,756	$220,905	$57,670	$8,186	$5,480,634
Special mention(2)	43,989	30,133	46,380	4,164	2,200	552	127,418
Substandard(3)	36,845	26,343	29,045	13,403	—	101	105,737
Total	$3,257,137	$936,290	$1,213,181	$238,472	$59,870	$8,839	$5,713,789

Commodity analysis of past due loans(1)
On-balance sheet	$11,785	$10,867	$3,873	$2,659	$—	$—	$29,184
Off-balance sheet	692	—	4,322	482	—	—	5,496
90 days or more past due	$12,477	$10,867	$8,195	$3,141	$—	$—	$34,680

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)	Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.

(3)	Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of December 31, 2015
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade(1)
On-balance sheet:
Acceptable	$1,888,762	$431,038	$409,003	$89,541	$15,944	$3,199	$2,837,487
Special mention(2)	22,255	2,616	35,317	2,918	—	—	63,106
Substandard(3)	12,825	21,247	5,958	7,514	9,838	—	57,382
Total on-balance sheet	$1,923,842	$454,901	$450,278	$99,973	$25,782	$3,199	$2,957,975
Off-Balance Sheet
Acceptable	$1,279,454	$473,335	$753,472	$102,990	$56,208	$6,517	$2,671,976
Special mention(2)	24,422	7,226	13,121	2,938	—	523	48,230
Substandard(3)	15,933	5,949	19,910	5,224	—	102	47,118
Total off-balance sheet	$1,319,809	$486,510	$786,503	$111,152	$56,208	$7,142	$2,767,324
Total Ending Balance:
Acceptable	$3,168,216	$904,373	$1,162,475	$192,531	$72,152	$9,716	$5,509,463
Special mention(2)	46,677	9,842	48,438	5,856	—	523	111,336
Substandard(3)	28,758	27,196	25,868	12,738	9,838	102	104,500
Total	$3,243,651	$941,411	$1,236,781	$211,125	$81,990	$10,341	$5,725,299

Commodity analysis of past due loans(1)
On-balance sheet	$4,656	$7,405	$2,517	$2,519	$9,838	$—	$26,935
Off-balance sheet	511	—	4,542	148	—	—	5,201
90 days or more past due	$5,167	$7,405	$7,059	$2,667	$9,838	$—	$32,136

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)	Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.

(3)	Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

Concentrations of Credit Risk

The following table sets forth the geographic and commodity/collateral diversification, as well as the range of original loan-to-value ratios, for all Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs as of March 31, 2016 and December 31, 2015:

Table 5.10

	As of
	March 31, 2016	December 31, 2015
	(in thousands)
By commodity/collateral type:
Crops	$3,257,137	$3,243,651
Permanent plantings	936,290	941,411
Livestock	1,213,181	1,236,781
Part-time farm	238,472	211,125
Ag. Storage and Processing	59,870	81,990
Other	8,839	10,341
Total	$5,713,789	$5,725,299
By geographic region(1):
Northwest	$589,786	$582,127
Southwest	1,692,783	1,726,927
Mid-North	2,013,333	2,009,654
Mid-South	764,476	769,831
Northeast	213,848	215,883
Southeast	439,563	420,877
Total	$5,713,789	$5,725,299
By original loan-to-value ratio:
0.00% to 40.00%	$1,567,093	$1,594,818
40.01% to 50.00%	1,313,479	1,279,321
50.01% to 60.00%	1,582,340	1,593,025
60.01% to 70.00%	1,087,370	1,107,710
70.01% to 80.00%	141,288	126,860
80.01% to 90.00%	22,219	23,565
Total	$5,713,789	$5,725,299

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

Farmer Mac offers two credit enhancement alternatives to direct loan purchases that allow approved lenders the ability to retain the cash flow benefits of their loans and increase their liquidity and lending capacity: (1) Farmer Mac Guaranteed Securities, which are available through the Farm & Ranch, USDA Guarantees, or Rural Utilities lines of business, and (2) LTSPCs, which are available through the Farm & Ranch or Rural Utilities lines of business.

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of March 31, 2016 and December 31, 2015, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans:

Table 6.1

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of March 31, 2016	As of December 31, 2015
	(in thousands)
Farm & Ranch:
Guaranteed Securities	$485,302	$514,051
USDA Guarantees:
Farmer Mac Guaranteed USDA Securities	13,268	10,272
Institutional Credit:
AgVantage Securities	984,871	984,871
Revolving floating rate AgVantage facility(1)	300,000	300,000
Total off-balance sheet Farmer Mac Guaranteed Securities	$1,783,441	$1,809,194

(1)	Relates to a revolving floating rate AgVantage facility subject to specified contractual terms. Farmer Mac receives a fixed fee based on the full dollar amount of the facility.

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  The following table summarizes the significant cash flows received from and paid to trusts used for Farmer Mac securitizations:

Table 6.2

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Proceeds from new securitizations	$139,561	$49,487
Guarantee fees received	561	692
Purchases of assets from the trusts	(1,267)	(657)

Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $7.6 million as of March 31, 2016 and $8.3 million as of December 31, 2015. As of March 31, 2016 and December 31, 2015, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 11.2 years and 11.3 years, respectively.  As of

March 31, 2016 and December 31, 2015, the weighted-average remaining maturity of the off-balance sheet AgVantage securities was 1.4 years and 1.7 years, respectively.

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

The maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans, was $2.7 billion as of March 31, 2016 and $2.8 billion as of December 31, 2015.

As of both March 31, 2016 and December 31, 2015, the weighted-average remaining maturity of all loans underlying LTSPCs was 14.6 years.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $29.9 million as of March 31, 2016 and $30.3 million as of December 31, 2015.

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

Common Stock

On September 8, 2015, Farmer Mac's board of directors approved a share repurchase program authorizing Farmer Mac to repurchase up to $25 million of its outstanding Class C non-voting common stock over the next two years. As of March 31, 2016, Farmer Mac had repurchased approximately 668,000 shares of Class C non-voting common stock at a cost of approximately $19.6 million pursuant to the share repurchase program.

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

Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of March 31, 2016 and December 31, 2015, the minimum capital requirement was greater than the risk-based capital requirement. Farmer Mac's ability to declare and pay dividends could be restricted if it fails to comply with applicable capital requirements.

As of March 31, 2016, Farmer Mac's minimum capital requirement was $477.8 million and its core capital level was $562.7 million, which was $84.9 million above the minimum capital requirement as of that date.  As of December 31, 2015, Farmer Mac's minimum capital requirement was $462.1 million and its core capital level was $564.5 million, which was $102.4 million above the minimum capital requirement as of that date.

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

As of March 31, 2016, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $6.5 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 40 percent of total assets and 72 percent of financial instruments measured at fair value as of March 31, 2016. As of December 31, 2015, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $6.1 billion whose fair values were estimated by management in the absence of readily determinable fair values.  These financial instruments measured as level 3 represented 39 percent of total assets and 69 percent of financial instruments measured at fair value as of December 31, 2015.

Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period.  There were no transfers within the fair value hierarchy for fair value measurements of Farmer Mac's investment securities, Farmer Mac Guaranteed Securities, USDA Securities, and financial derivatives during the first three months of 2016 and 2015.

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2016 and December 31, 2015, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Table 8.1

Assets and Liabilities Measured at Fair Value as of March 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$17,730	$17,730
Floating rate asset-backed securities	—	68,514	—	68,514
Floating rate corporate debt securities	—	10,002	—	10,002
Floating rate Government/GSE guaranteed mortgage-backed securities	—	1,317,439	—	1,317,439
Fixed rate GSE guaranteed mortgage-backed securities	—	7,839	—	7,839
Floating rate GSE subordinated debt	—	65,465	—	65,465
Fixed rate U.S. Treasuries	965,593	—	—	965,593
Total available-for-sale	965,593	1,469,259	17,730	2,452,582
Trading:
Floating rate asset-backed securities	—	—	383	383
Total trading	—	—	383	383
Total Investment Securities	965,593	1,469,259	18,113	2,452,965
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—	4,534,810	4,534,810
Farmer Mac Guaranteed USDA Securities	—	—	30,694	30,694
Total Farmer Mac Guaranteed Securities	—	—	4,565,504	4,565,504
USDA Securities:
Available-for-sale	—	—	1,908,014	1,908,014
Trading	—	—	26,869	26,869
Total USDA Securities	—	—	1,934,883	1,934,883
Financial derivatives	—	7,034	—	7,034
Total Assets at fair value	$965,593	$1,476,293	$6,518,500	$8,960,386
Liabilities:
Financial derivatives	$45	$117,911	$—	$117,956
Total Liabilities at fair value	$45	$117,911	$—	$117,956
Nonrecurring:
Assets:
Loans held for investment	$—	$—	$1,853	$1,853
REO	—	—	663	663
Total Nonrecurring Assets at fair value	$—	$—	$2,516	$2,516

Assets and Liabilities Measured at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$44,924	$44,924
Floating rate asset-backed securities	—	73,729	—	73,729
Floating rate corporate debt securities	—	9,991	—	9,991
Fixed rate corporate debt	—	9,994	—	9,994
Floating rate Government/GSE guaranteed mortgage-backed securities	—	1,355,459	—	1,355,459
Fixed rate GSE guaranteed mortgage-backed securities	—	7,904	—	7,904
Floating rate GSE subordinated debt	—	66,249	—	66,249
Fixed rate senior agency debt	—	213,987	—	213,987
Fixed rate U.S. Treasuries	992,788	—	—	992,788
Total available-for-sale	992,788	1,737,313	44,924	2,775,025
Trading:
Floating rate asset-backed securities	—	—	491	491
Total trading	—	—	491	491
Total Investment Securities	992,788	1,737,313	45,415	2,775,516
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—	4,121,244	4,121,244
Farmer Mac Guaranteed USDA Securities	—	—	31,361	31,361
Total Farmer Mac Guaranteed Securities	—	—	4,152,605	4,152,605
USDA Securities:
Available-for-sale	—	—	1,888,344	1,888,344
Trading	—	—	28,975	28,975
Total USDA Guaranteed Securities	—	—	1,917,319	1,917,319
Financial derivatives	19	3,797	—	3,816
Total Assets at fair value	$992,807	$1,741,110	$6,115,339	$8,849,256
Liabilities:
Financial derivatives	$—	$77,199	$—	$77,199
Total Liabilities at fair value	$—	$77,199	$—	$77,199
Nonrecurring:
Assets:
Loans held for investment	$—	$—	$11,443	$11,443
REO	$—	$—	$388	$388
Total Nonrecurring Assets at fair value	$—	$—	$11,831	$11,831

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which Farmer Mac has used significant unobservable inputs to determine fair value. Net transfers in and/or out of level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no liabilities measured at fair value using significant unobservable inputs during the three months ended March 31, 2016 and 2015.

Table 8.2

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended March 31, 2016
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$44,924	$—	$(26,806)	$—	$6	$(394)	$17,730
Total available-for-sale	44,924	—	(26,806)	—	6	(394)	17,730
Trading:
Floating rate asset-backed securities(1)	491	—	—	(206)	98	—	383
Total trading	491	—	—	(206)	98	—	383
Total Investment Securities	45,415	—	(26,806)	(206)	104	(394)	18,113
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	4,121,244	915,531	—	(512,530)	24,298	(13,733)	4,534,810
Farmer Mac Guaranteed USDA Securities	31,361	—	—	(498)	—	(169)	30,694
Total Farmer Mac Guaranteed Securities	4,152,605	915,531	—	(513,028)	24,298	(13,902)	4,565,504
USDA Securities:
Available-for-sale	1,888,344	98,974	(3,648)	(84,193)	—	8,537	1,908,014
Trading(2)	28,975	—	—	(2,365)	259	—	26,869
Total USDA Securities	1,917,319	98,974	(3,648)	(86,558)	259	8,537	1,934,883
Total Assets at fair value	$6,115,339	$1,014,505	$(30,454)	$(599,792)	$24,661	$(5,759)	$6,518,500

(1)	Unrealized gains are attributable to assets still held as of March 31, 2016 and are recorded in "Gains on trading securities."

(2)	Includes unrealized gains of $0.2 million attributable to assets still held as of March 31, 2016 that are recorded in "Gains on trading securities."

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended March 31, 2015
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$40,576	$—	$—	$—	$—	$(197)	$40,379
Total available-for-sale	40,576	—	—	—	—	(197)	40,379
Trading:
Floating rate asset-backed securities(1)	689	—	—	(247)	196	—	638
Total trading	689	—	—	(247)	196	—	638
Total Investment Securities	41,265	—	—	(247)	196	(197)	41,017
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	3,631,662	214,915	—	(57,753)	8,877	21,003	3,818,704
Farmer Mac Guaranteed USDA Securities	27,619	—	—	(4,652)	—	538	23,505
Total Farmer Mac Guaranteed Securities	3,659,281	214,915	—	(62,405)	8,877	21,541	3,842,209
USDA Securities:
Available-for-sale	1,731,222	89,186	—	(64,191)	—	38,627	1,794,844
Trading(2)	40,310	—	—	(2,883)	166	—	37,593
Total USDA Securities	1,771,532	89,186	—	(67,074)	166	38,627	1,832,437
Total Assets at fair value	$5,472,078	$304,101	$—	$(129,726)	$9,239	$59,971	$5,715,663

(1)	Unrealized gains are attributable to assets still held as of March 31, 2015 and are recorded in "Gains on trading securities."

(2)	Includes unrealized gains of $0.2 million attributable to assets still held as of March 31, 2015 that are recorded in "Gains on trading securities."

The following tables present additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in level 3 of the fair value hierarchy as of March 31, 2016 and December 31, 2015.

Table 8.3

	As of March 31, 2016
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$17,730	Indicative bids	Range of broker quotes	90.0% - 90.0% (90.0%)
Floating rate asset-backed securities	$383	Discounted cash flow	Discount rate	22.5% - 26.5% (24.9%)
			CPR	10.0%
Farmer Mac Guaranteed Securities:
AgVantage	$4,534,810	Discounted cash flow	Discount rate	1.3% - 2.8% (1.7%)
Farmer Mac Guaranteed USDA Securities	$30,694	Discounted cash flow	Discount rate	1.3% - 4.2% (2.0%)
			CPR	9% - 22% (11%)
USDA Securities	$1,934,883	Discounted cash flow	Discount rate	1.6% - 5.1% (3.1%)
			CPR	0% - 21% (9%)

	As of December 31, 2015
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$44,924	Indicative bids	Range of broker quotes	92.0% - 99.6% (96.6%)
Floating rate asset-backed securities	$491	Discounted cash flow	Discount rate	18.3% - 23.9% (21.5%)
			CPR	10.0%
Farmer Mac Guaranteed Securities:
AgVantage	$4,121,244	Discounted cash flow	Discount rate	1.1% - 3.3% (1.8%)
Farmer Mac Guaranteed USDA Securities	$31,361	Discounted cash flow	Discount rate	1.0% - 3.9% (1.8%)
			CPR	9% - 20% (10.0%)
USDA Securities	$1,917,319	Discounted cash flow	Discount rate	1.3% - 5.1% (3.1%)
			CPR	0% - 19% (7.0%)

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

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities, and guarantees and commitments as of March 31, 2016 and December 31, 2015:

Table 8.4

	As of March 31, 2016		As of December 31, 2015
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,729,563	$1,729,563	$1,210,084	$1,210,084
Investment securities	2,452,965	2,452,965	2,775,516	2,775,516
Farmer Mac Guaranteed Securities	5,786,014	5,772,853	5,434,422	5,426,621
USDA Securities	1,934,883	1,934,883	1,917,319	1,917,319
Loans	4,076,366	4,016,190	4,027,660	3,962,044
Financial derivatives	7,034	7,034	3,816	3,816
Guarantee and commitment fees receivable:
LTSPCs	29,450	30,790	31,953	31,240
Farmer Mac Guaranteed Securities	8,259	8,599	8,872	8,949
Financial liabilities:
Notes payable:
Due within one year	9,326,082	9,322,682	9,108,468	9,111,461
Due after one year	5,385,606	5,264,695	5,009,310	4,967,036
Debt securities of consolidated trusts held by third parties	823,798	816,435	713,316	713,536
Financial derivatives	117,956	117,956	77,199	77,199
Guarantee and commitment obligations:
LTSPCs	28,593	29,932	31,015	30,301
Farmer Mac Guaranteed Securities	7,268	7,608	8,230	8,308

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

The following tables present core earnings for Farmer Mac's reportable operating segments and a reconciliation to consolidated net income for the three months ended March 31, 2016 and 2015:

Table 9.1

Core Earnings by Business Segment
For the Three Months Ended March 31, 2016
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Interest income(1)	$24,852	$15,282	$6,829	$20,268	$6,681	$(21)		$73,891
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(1,043)	—	—	—	—	1,043		—
Interest expense(2)	(14,348)	(10,974)	(4,291)	(9,178)	(4,129)	2,669		(40,251)
Net effective spread	9,461	4,308	2,538	11,090	2,552	3,691		33,640
Guarantee and commitment fees	3,909	7	295	458	—	(1,043)		3,626
Other income/(expense)(3)	97	58	—	—	(672)	(5,815)		(6,332)
Non-interest income/(loss)	4,006	65	295	458	(672)	(6,858)		(2,706)

Provision for loan losses	(49)	—	—	—	—	—		(49)

Provision for losses	(14)	—	—	—	—	—		(14)
Other non-interest expense	(4,161)	(1,093)	(831)	(539)	(3,328)	—		(9,952)
Non-interest expense(4)	(4,175)	(1,093)	(831)	(539)	(3,328)	—		(9,966)
Core earnings before income taxes	9,243	3,280	2,002	11,009	(1,448)	(3,167)	(5)	20,919
Income tax (expense)/benefit	(3,236)	(1,148)	(701)	(3,852)	493	1,109		(7,335)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest	6,007	2,132	1,301	7,157	(955)	(2,058)	(5)	13,584
Preferred stock dividends	—	—	—	—	(3,295)	—		(3,295)
Non-controlling interest	—	—	—	—	28	—		28
Segment core earnings/(losses)	$6,007	$2,132	$1,301	$7,157	$(4,222)	$(2,058)	(5)	$10,317

Total assets at carrying value	$3,115,749	$1,987,855	$1,002,691	$5,731,346	$4,318,387	$—		$16,156,028
Total on- and off-balance sheet program assets at principal balance	5,713,789	1,929,582	1,510,575	7,061,626		—		16,215,572

(1)	Includes reconciling adjustments for the amortization of premiums and discounts on assets consolidated at fair value to reflect core earnings amounts.

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

Core Earnings by Business Segment
For the Three Months Ended March 31, 2015
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Interest income(1)	$21,968	$14,348	$6,585	$19,299	$2,865	$(1,114)		$63,951
Interest income related to consolidated trusts owned by third parties reclassified to guarantee fee income	(635)	—	—	—	—	635		—
Interest expense(2)	(11,219)	(10,123)	(3,781)	(8,874)	(1,176)	2,011		(33,162)
Net effective spread	10,114	4,225	2,804	10,425	1,689	1,532		30,789
Guarantee and commitment fees	3,633	(6)	—	385	—	(635)		3,377
Other income/(expense)(3)	87	59	—	—	(552)	(2,496)		(2,902)
Non-interest income/(loss)	3,720	53	—	385	(552)	(3,131)		475

Provision for loan losses	(76)	—	—	—	—	—		(76)

Release of reserve for losses	772	—	—	—	—	—		772
Other non-interest expense	(4,326)	(385)	(866)	(535)	(3,003)	—		(9,115)
Non-interest expense(4)	(3,554)	(385)	(866)	(535)	(3,003)	—		(8,343)
Core earnings before income taxes	10,204	3,893	1,938	10,275	(1,866)	(1,599)	(5)	22,845
Income tax (expense)/benefit	(3,571)	(1,363)	(678)	(3,596)	2,516	2,461		(4,231)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	6,633	2,530	1,260	6,679	650	862	(5)	18,614
Preferred stock dividends	—	—	—	—	(3,295)	—		(3,295)
Non-controlling interest - preferred stock dividends	—	—	—	—	(5,354)	—		(5,354)
Loss on retirement of preferred stock	—	—	—	—	—	(8,147)		(8,147)
Segment core earnings/(losses)	$6,633	$2,530	$1,260	$6,679	$(7,999)	$(7,285)	(5)	$1,818

Total assets at carrying value	$2,637,743	$1,876,337	$970,020	$5,594,736	$3,770,849	$—		$14,849,685
Total on- and off-balance sheet program assets at principal balance	5,347,248	1,814,918	968,117	6,529,934		—		14,660,217

(1)	Includes reconciling adjustments for the amortization of premiums and discounts on assets consolidated at fair value to reflect core earnings amounts.

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

Financial information included in this report is consolidated to include the accounts of Farmer Mac and its three subsidiaries – Farmer Mac Mortgage Securities Corporation, Farmer Mac II LLC, and Contour Valuation Services, LLC (which began doing business as AgVisory during first quarter 2016). This discussion and analysis of financial condition and results of operations should be read together with: (1) the interim unaudited consolidated financial statements and the related notes that appear elsewhere in this report; and (2) Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 10, 2016.

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

Management's expectations for Farmer Mac's future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties.  Various factors or events, both known and unknown, could cause Farmer Mac's actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under "Risk Factors" in Part I, Item 1A of Farmer Mac's Annual Report on Form 10-K for the fiscal period ended December 31, 2015 filed with the SEC on March 10, 2016, and uncertainties regarding:

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

Overview

In first quarter 2016, Farmer Mac increased its outstanding business volume by $0.3 billion, to $16.2 billion, driven primarily by portfolio growth of $0.3 billion in the Institutional Credit line of business. Farmer Mac also modestly grew its Farm & Ranch loan portfolio despite the large amount of repayments during the first quarter, which is consistent with the seasonal trend resulting from the January 1 payment date on almost all loans in the portfolio. Farmer Mac's net effective spread in percentage terms reflected a moderate decrease compared to fourth quarter 2015, and Farmer Mac continued to maintain stable credit quality metrics during the first quarter. As noted in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, during first quarter 2016 Farmer Mac adopted a new common stock dividend policy and increased the quarterly dividend on all three classes of Farmer Mac common stock to $0.26 per share in first quarter 2016, which was a 63 percent increase over the quarterly dividend amount paid during 2015.

Net Income and Core Earnings

Farmer Mac's net income attributable to common stockholders for first quarter 2016 was $10.3 million, compared to $1.8 million for first quarter 2015. The increase was primarily attributable to the absence in first quarter 2016 of (1) an $8.1 million ($6.2 million after-tax) loss recorded in first quarter 2015 resulting from the write-off of deferred issuance costs upon the redemption of the Farmer Mac II LLC Preferred Stock on March 30, 2015; and (2) $3.5 million after-tax in dividend expense recorded during first quarter 2015 on that preferred stock. The increase was offset in part by the effects of unrealized fair value changes on financial derivatives and hedged assets, which was a $1.9 million after-tax loss in first quarter 2016, compared to a $0.6 million after-tax loss in first quarter 2015. For more information about changes in net income attributable to common stockholders, see "—Results of Operations."

Farmer Mac's non-GAAP core earnings for first quarter 2016 were $12.4 million, compared to $13.1 million in fourth quarter 2015 and $9.1 million in in first quarter 2015. The $0.7 million sequential quarterly decrease in core earnings was primarily attributable to a $0.4 million after-tax increase in operating expenses. The increase in operating expenses was driven by higher stock compensation expense in first quarter 2016 resulting primarily from the annual vesting of stock-based awards and higher payroll taxes as well as higher general and administrative expenses driven by higher legal and consulting fees related to corporate strategic initiatives and general corporate matters. Farmer Mac also realized an increase in credit-related expenses of $0.1 million after-tax due to provisions to the allowance for losses in first quarter 2016 compared to releases in fourth quarter 2015.

The year-over-year $3.3 million increase in core earnings was primarily attributable to a $3.5 million after-tax decrease in preferred dividend expense resulting from the redemption of all outstanding shares of Farmer Mac II LLC Preferred Stock in first quarter 2015, an increase in net effective spread of $0.4 million after-tax, and an increase in guarantee fee income of $0.4 million after-tax. The increase was offset in part by (1) a $0.5 million after-tax increase in credit-related expenses due to provisions to the allowance for losses in first quarter 2016 compared to releases in first quarter 2015; and (2) a $0.5 million after-tax increase in operating expenses primarily due to higher legal fees, consulting fees, and information services expenses related to corporate strategic initiatives and general corporate matters.

Fair value changes on derivatives do not affect core earnings. For more information about the composition of core earnings, see "—Results of Operations."

Net Effective Spread

Net effective spread was $29.9 million in first quarter 2016 compared to $29.9 million in fourth quarter 2015 and $29.3 million in first quarter 2015. In percentage terms, net effective spread for first quarter 2016 was 0.82 percent, compared to 0.85 percent in fourth quarter 2015 and 0.86 percent in first quarter 2015.

For first quarter 2016 compared to fourth quarter 2015, the contraction in net effective spread in percentage terms was primarily due to market increases in short-term LIBOR-based funding costs and a tighter spread on a large AgVantage security that was refinanced at a shorter maturity than the original security. In addition to the reasons noted above, the year-over-year contraction in percentage terms also was due to a decrease in cash basis interest income received on Farm & Ranch loans. The year-over-year increase in dollars was primarily attributable to growth in outstanding business volume.

Business Volume

Farmer Mac added $1.3 billion of new business volume during first quarter 2016. The new business volume included purchases of $927.2 million of AgVantage securities, purchases of $198.5 million of newly originated Farm & Ranch loans, purchases of $95.3 million of USDA Securities, Farm & Ranch loans added under LTSPCs of $68.0 million, Rural Utilities loan purchases of $9.7 million, and the issuance of $3.6 million of Farmer Mac Guaranteed USDA Securities. Taking into account maturities and paydowns on existing assets, Farmer Mac's outstanding business volume was $16.2 billion as of March 31, 2016, an increase of $0.3 billion from December 31, 2015, and an increase of $1.6 billion compared to March 31, 2015.

Capital

As of March 31, 2016, Farmer Mac's core capital level was $562.7 million, $84.9 million above the minimum capital level required by Farmer Mac's statutory charter.  As of December 31, 2015, Farmer Mac's core capital level was $564.5 million, which was $102.4 million above the minimum capital requirement. The decrease in capital in excess of the minimum capital level was due primarily to an increase in minimum capital required to support the growth of on-balance sheet assets during the quarter.

On September 8, 2015, Farmer Mac's board of directors approved a share repurchase program authorizing Farmer Mac to repurchase up to $25 million of its outstanding Class C non-voting common stock over the next two years. As of March 31, 2016, Farmer Mac had repurchased approximately 668,000 shares of Class C non-voting common stock at a cost of approximately $19.6 million under the share repurchase program.

Credit Quality

Farmer Mac continued to maintain stable credit quality, as substandard assets and the total allowance for losses in terms of both dollars and percentage of the Farm & Ranch portfolio were consistent with their respective levels at year-end 2015. As of March 31, 2016, Farmer Mac's 90-day delinquencies were $34.7 million (0.61 percent of the Farm & Ranch portfolio), compared to $32.1 million (0.56 percent of the Farm & Ranch portfolio) as of December 31, 2015, and $32.1 million (0.60 percent of the Farm & Ranch portfolio) as of March 31, 2015. The increase in 90-day delinquencies from year-end is consistent with the historical trend of Farmer Mac's 90-day delinquencies fluctuating from quarter to quarter, both in dollars and as a percentage of the outstanding Farm & Ranch portfolio, with higher levels generally observed at the end of the first and third quarters of each year, which corresponds with the annual (January 1st) and semi-annual (January 1st and July 1st) payment characteristics of most Farm & Ranch loans. For more information about Farmer Mac's credit metrics, including 90-day delinquencies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

Results of Operations

Farmer Mac's net income attributable to common stockholders for first quarter 2016 was $10.3 million, or $0.94 per diluted common share, compared to $1.8 million, or $0.16 per diluted common share, for first quarter 2015. Farmer Mac's non-GAAP core earnings for first quarter 2016 were $12.4 million, or $1.12 per diluted common share, compared to $9.1 million, or $0.80 per diluted common share for first quarter 2015.

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

A reconciliation of Farmer Mac's net income attributable to common stockholders to core earnings is presented in the following table along with a breakdown of the composition of core earnings:

Table 1

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$10,317	$1,818
Less the after-tax effects of:
Unrealized losses on financial derivatives and hedging activities	(1,943)	(582)
Unrealized gains on trading securities	233	236
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(183)	(529)
Net effects of settlements on agency forward contracts	(165)	(164)
Loss on retirement of Farmer Mac II LLC Preferred Stock(1)	—	(6,246)
Sub-total	(2,058)	(7,285)
Core earnings	$12,375	$9,103

Composition of Core Earnings:
Revenues:
Net effective spread(2)	$29,949	$29,257
Guarantee and commitment fees(3)	4,669	4,012
Other(4)	(517)	(405)
Total revenues	34,101	32,864

Credit related expense/(income) (GAAP):
Provision for/(release of) losses	63	(696)
REO operating expenses	39	(1)
Losses on sale of REO	—	1
Total credit related expense/(income)	102	(696)

Operating expenses (GAAP):
Compensation and employee benefits	5,774	5,693
General and administrative	3,526	2,823
Regulatory fees	613	600
Total operating expenses	9,913	9,116

Net earnings	24,086	24,444
Income tax expense(5)	8,444	6,692
Net (loss)/income attributable to non-controlling interest (GAAP)	(28)	5,354
Preferred stock dividends (GAAP)	3,295	3,295
Core earnings	$12,375	$9,103

Core earnings per share:
Basic	$1.18	$0.83
Diluted	1.12	0.80
Weighted-average shares:
Basic	10,465	10,938
Diluted	11,003	11,331

(1)	Relates to the write-off of deferred issuance costs as a result of the retirement of Farmer Mac II LLC Preferred Stock.

(2)
Includes reconciling adjustments to exclude amortization of premiums and discounts on assets consolidated at fair value to reflect core earnings amounts. Also includes reconciling adjustments to include the reclassification of expenses related to interest rate swaps not designated as hedges.

(3)
Includes interest income and interest expense related to consolidated trusts owned by third parties reclassified from interest income and interest expense to guarantee and commitment fees to reflect that the net interest income Farmer Mac earns is effectively a guarantee fee on the consolidated Farmer Mac Guaranteed Securities.

(4)
Reflects reconciling adjustments for the reclassification to exclude expenses related to interest rate swaps not designated as hedges and fair value adjustments on financial derivatives and trading assets and a reconciling adjustment to exclude the recognition of deferred gains over the estimated lives of certain Farmer Mac Guaranteed Securities and USDA Securities.

(5)	Includes the tax impact of non-GAAP reconciling items between net income attributable to common stockholders and core earnings because those non-GAAP reconciling items are presented after tax.

Specifically, the five non-GAAP reconciling items between net income attributable to common stockholders and core earnings, presented on an after-tax basis, are:

1. Unrealized losses on financial derivatives and hedging activities. The table below calculates the non-GAAP reconciling item for unrealized losses on financial derivatives and hedging activities, after tax.

Table 2

Non-GAAP Reconciling Item for Unrealized Losses on Financial Derivatives and Hedging Activities, After Tax
	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Fair value hedges:
Unrealized gains on fair value hedges (see Table 8)	$2,889	$3,116
No hedge designation:
Unrealized losses due to fair value changes (see Table 8)	(5,878)	(4,011)
Unrealized losses on financial derivatives and hedging activities, before tax	(2,989)	(895)
Income tax impact at 35% statutory corporate income tax rate	1,046	313
Unrealized losses on financial derivatives and hedging activities, after tax	$(1,943)	$(582)

2. Unrealized gains on trading securities. The table below calculates the non-GAAP reconciling item for unrealized gains on trading securities, after tax.

Table 3

Non-GAAP Reconciling Item for Unrealized Gains on Trading Securities, After Tax
	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Unrealized gains on trading securities (see Consolidated Statements of Operations)	$358	$362
Income tax impact at 35% statutory corporate income tax rate	(125)	(126)
Unrealized gains on trading securities, after tax	$233	$236

3. Amortization of premiums/discounts and deferred gains on assets consolidated at fair value. The amount of this non-GAAP reconciling item is the recorded amount of premium, discount, or deferred gain amortization during the reporting period on those assets for which the premium, discount, or deferred gain was based on the application of an accounting principle (e.g., consolidation of variable interest entities) rather than on a cash transaction (e.g., a purchase price premium or discount).

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
5. The loss on retirement of the Farmer Mac II LLC Preferred Stock in first quarter 2015 has been excluded from core earnings because it is not a frequently occurring transaction and is not indicative of future operating results. This is also consistent with Farmer Mac's previous treatment of these types of origination costs associated with securities underwriting that are capitalized and deferred during the life of the security.
The following sections provide more detail regarding specific components of Farmer Mac's results of operations.

Net Interest Income.

The following table provides information regarding interest-earning assets and funding for the three months ended March 31, 2016 and 2015.  The average balance of non-accruing loans is included in the average balance of loans, Farmer Mac Guaranteed Securities, and USDA Securities presented, though the related income is accounted for on a cash basis.  Therefore, as the average balance of non-accruing loans and the income received increases or decreases, the net interest yield will fluctuate accordingly.  The average balance of loans in consolidated trusts with beneficial interests owned by third parties is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities.  The interest income and expense associated with these trusts are shown in the net effect of consolidated trusts.

Table 4

	For the Three Months Ended
	March 31, 2016			March 31, 2015
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$3,858,756	$6,681	0.69%	$3,366,486	$2,865	0.34%
Loans, Farmer Mac Guaranteed Securities and USDA Securities(1)	10,676,340	60,522	2.27%	10,250,330	56,801	2.22%
Total interest-earning assets	14,535,096	67,203	1.85%	13,616,816	59,666	1.75%
Funding:
Notes payable due within one year	7,044,292	7,450	0.42%	5,629,225	2,370	0.17%
Notes payable due after one year(2)	7,074,429	27,156	1.54%	7,320,469	27,142	1.48%
Total interest-bearing liabilities(3)	14,118,721	34,606	0.98%	12,949,694	29,512	0.91%
Net non-interest-bearing funding	416,375	—		667,122	—
Total funding	14,535,096	34,606	0.95%	13,616,816	29,512	0.87%
Net interest income/yield prior to consolidation of certain trusts	14,535,096	32,597	0.90%	13,616,816	30,154	0.89%
Net effect of consolidated trusts(4)	742,832	1,043	0.56%	454,844	635	0.56%
Adjusted net interest income/yield	$15,277,928	$33,640	0.88%	$14,071,660	$30,789	0.88%

(1)	Excludes interest income of $6.7 million and $4.3 million in first quarter 2016 and 2015, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(2)	Includes current portion of long-term notes.

(3)	Excludes interest expense of $5.6 million and $3.7 million in first quarter 2016 and 2015, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(4)	Includes the effect of consolidated trusts with beneficial interests owned by third parties.

Net interest income was $33.6 million for the three months ended March 31, 2016 compared to $30.8 million for the same period in 2015. The overall net interest yield was 88 basis points for the three months ended March 31, 2016 and 2015.

The $2.8 million increase in net interest income for the three months ended March 31, 2016 compared to the same period in 2015 was driven primarily by the increase in the average outstanding balance of Farm & Ranch loans, USDA Securities, and AgVantage securities and the impact of an increase in short-term interest rates on assets indexed to LIBOR. Also contributing to the increase was a decrease in net yield adjustments related to amortization of premiums and discounts on assets consolidated at fair value and the impact of an increase in securitization activity of Farm & Ranch loans during 2015 and 2016 for which the net effects are recorded through net interest income. The increase was offset in part by a decrease in income received on non-accruing Farm & Ranch loans and an increase in amortization expense related to purchase premium recognized on Farm & Ranch loans.

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

Table 5

	For the Three Months Ended March 31, 2016 Compared to Same Period 2015
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$3,343	$473	$3,816
Loans, Farmer Mac Guaranteed Securities and USDA Securities	1,324	2,397	3,721
Total	4,667	2,870	7,537
Expense from other interest-bearing liabilities	2,320	2,774	5,094
Change in net interest income prior to consolidation of certain trusts(1)	$2,347	$96	$2,443

(1)	Excludes the effect of debt in consolidated trusts with beneficial interests owned by third parties.

For the three months ended March 31, 2016 compared to the same period in 2015, the increase in income on interest-earning assets and the increase in expense on other interest-bearing liabilities due to changes in rate resulted from the fourth quarter 2015 increase in the federal funds rate and slightly higher average short-term rates. The increase in income due to changes in rate on loans, Farmer Mac Guaranteed Securities, and USDA Securities was also due to a decrease in net yield adjustments related to amortization of premiums and discounts on assets consolidated at fair value offset in part by a decline in market rates on AgVantage securities acquired or refinanced during 2015 and 2016 and a decrease in cash basis income received on non-accruing Farm & Ranch loans. The increases in income from interest-earning assets and in expense from other interest-bearing liabilities due to changes in volume reflect the increase in the average balance of on-balance sheet assets and the related funding for those assets, respectively.

Net interest yield includes the amortization of premiums and discounts on assets consolidated at fair value and excludes the accrual of income and expense related to the contractual amounts due on financial derivatives that are not designated in hedge accounting relationships ("undesignated financial derivatives").  The following paragraphs describe the effects of these items on the net interest yield and Table 6 below presents them as adjustments to reconcile to the net effective spread Farmer Mac earns between its interest-earning assets and its net funding costs, including payments for income and expense related to undesignated financial derivatives.

Farmer Mac uses interest rate swaps to manage its interest rate risk exposure by synthetically modifying the interest rate reset or maturity characteristics of certain assets and liabilities.  The accrual of the contractual amounts due on interest rate swaps designated in hedge accounting relationships is included as an adjustment to the yield or cost of the hedged item and is included in net interest income. For interest rate swaps not designated in hedge accounting relationships, Farmer Mac records the income or expense related to the accrual of the contractual amounts due in "Losses on financial derivatives and hedging activities" on the consolidated statements of operations.  However, Farmer Mac does include the accrual of the contractual amounts due for undesignated financial derivatives in its calculation of net effective spread, which is intended to reflect the net spread between an asset and all of its related funding, including any associated derivatives, whether or not they are in a hedge accounting relationship.

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

Table 6

	For the Three Months Ended
	March 31, 2016		March 31, 2015
	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income/yield prior to consolidation of certain trusts	$32,597	0.90%	$30,154	0.89%
Expense related to undesignated financial derivatives	(2,669)	(0.08)%	(2,011)	(0.06)%
Amortization of premiums on assets consolidated at fair value	21	—%	1,114	0.03%
Net effective spread	$29,949	0.82%	$29,257	0.86%

Net effective spread was $29.9 million for first quarter 2016 compared to $29.3 million for first quarter 2015. In percentage terms, net effective spread for the three months ended March 31, 2016 was 0.82 percent, compared to 0.86 percent for the same period in 2015.

For first quarter 2016 compared to first quarter 2015, the contraction in net effective spread in percentage terms was primarily attributable to market increases in LIBOR-based short-term funding costs, a tighter spread on a large AgVantage security that was refinanced at a shorter maturity than the original security, and a decrease in cash basis interest income received on non-accruing Farm & Ranch loans. Additionally, Farmer Mac maintained a higher average balance in lower-earning cash and investment securities in first quarter 2016 compared to first quarter 2015 to increase Farmer Mac's liquidity position during the quarter. The year-over-year increase in dollars was attributable to growth in outstanding business volume.

See Note 9 to the consolidated financial statements for more information regarding net effective spread from Farmer Mac's individual business segments. Additionally, see "—Supplemental Information" for quarterly net effective spread by line of business.

Provision for and Release of Allowance for Loan Losses and Reserve for Losses.

The following table summarizes the components of Farmer Mac's total allowance for losses for the three months ended March 31, 2016 and 2015:

Table 7

	For the Three Months Ended
	March 31, 2016			March 31, 2015
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
For the Three Months Ended:
Beginning Balance	$4,480	$2,083	$6,563	$5,864	$4,263	$10,127
Provision for/(release of) losses	49	14	63	76	(772)	(696)
Ending Balance	$4,529	$2,097	$6,626	$5,940	$3,491	$9,431

The provisions to the allowance for loan losses recorded during first quarter 2016 were attributable to an increase in the specific allowance for on-balance sheet impaired loans resulting from a modest increase in the outstanding balance of such loans. The provisions were partially offset by releases from the general allowance due to repayments of on-balance sheet Agricultural Storage and Processing loans.

The provisions to the allowance for loan losses during first quarter 2015 were primarily attributable to an increase in the specific allowance of on-balance sheet impaired loans for which updated collateral valuations were not available. Farmer Mac evaluated these loans in the aggregate in consideration of their similar risk characteristics and historical statistics. The provisions were partially offset by a decrease in the general allowance of on-balance sheet Agricultural Storage and Processing loans due to paydowns of these loans. The releases recorded during first quarter 2015 were primarily attributable to paydowns of Agricultural Storage and Processing loans underlying LTSPCs resulting from repayments of these loans at par.

As of both March 31, 2016 and December 31, 2015, Farmer Mac's allowance for loan losses was $4.5 million and its reserve for losses was $2.1 million. See Note 5 to the consolidated financial statements and "—Risk Management—Credit Risk – Loans and Guarantees."

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs, were $3.6 million for first quarter 2016, compared to $3.4 million for first quarter 2015. The increase in guarantee and commitment fees was attributable to the addition of $0.5 billion of Rural Utilities loans under LTSPCs in the second half of 2015, offset in part by a lower average outstanding balance of off-balance sheet Farm & Ranch Guaranteed Securities.

Losses on Financial Derivatives and Hedging Activities.  The effect of unrealized and realized gains and losses on Farmer Mac's financial derivatives and hedging activities was net losses of $6.8 million for first quarter 2016, compared to net losses of $3.9 million for first quarter 2015.

The components of gains and losses on financial derivatives and hedging activities for three months ended March 31, 2016 and 2015 are summarized in the following table:

Table 8

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Fair value hedges:
Unrealized (losses)/gains due to fair value changes:
Financial derivatives(1)	$(26,898)	$(5,760)
Hedged items	29,787	8,876
Unrealized gains on fair value hedging activities	2,889	3,116
Cash flow hedges:
Loss recognized (ineffective portion)	(149)	(216)
Losses on cash flow hedges	(149)	(216)
No hedge designation:
Unrealized losses due to fair value changes	(5,878)	(4,011)
Realized:
Expense related to financial derivatives	(2,520)	(1,795)
Losses due to terminations or net settlements	(1,124)	(976)
Losses on financial derivatives not designated in hedging relationships	(9,522)	(6,782)
Losses on financial derivatives and hedging activities	$(6,782)	$(3,882)

(1)
Included in the assessment of hedge effectiveness as of March 31, 2016, but excluded from the amounts in the table, were losses of $1.5 million, for the three months ended March 31, 2016, attributable to the fair value of the swaps at the inception of the hedging relationship. Accordingly, the amounts recognized as hedge ineffectiveness for the three months ended March 31, 2016 were gains of $1.4 million. The comparable amounts as of March 31, 2015 were losses of $2.9 million for the three months ended March 31, 2015, attributable to the fair value of the swaps at the inception of the hedging relationship and, accordingly, gains of $0.2 million for the three months ended March 31, 2015, attributable to hedge ineffectiveness.

Changes in the fair values of Farmer Mac's open derivative positions for both designated and undesignated hedges are captured in the table above in unrealized losses due to fair value changes and are primarily the result of fluctuations in long-term interest rates. For financial derivatives designated in fair value hedge accounting relationships, changes in the fair values of the hedged items attributable to the hedged risk are also included in the table above in unrealized (losses)/gains due to fair value changes. The accrual of periodic cash settlements for interest paid or received from Farmer Mac's interest rate swaps that are not designated in hedge accounting relationships is shown as expense related to financial derivatives.  Payments or receipts to terminate derivative positions or net cash settled forward sales contracts on the debt of other GSEs and U.S. Treasury futures that are not designated in hedge accounting relationships are included in losses due to terminations or net settlements.

Gains on Trading Securities.  During both the three months ended March 31, 2016 and March 31, 2015, Farmer Mac recorded unrealized gains on trading securities of $0.4 million. Of the total gains recognized during the three months ended March 31, 2016, $0.3 million of gains related to financial assets selected to be carried at fair value with changes in fair value included in earnings (the fair value option), compared to recorded gains of $0.2 million during the same period in 2015.

Other Income. Other income totaled $0.1 million for first quarter 2016, compared to $0.6 million in first quarter 2015. Other income during first quarter 2016 included the recognition of $0.2 million of appraisal fees received by Farmer Mac's consolidated appraisal company subsidiary, Contour Valuation Services, LLC, which was formed in fourth quarter 2014. Farmer Mac's recognition of appraisal fees received by Contour Valuation Services, LLC was immaterial in first quarter 2015. Other income during first quarter

2016 also included the recognition of $0.3 million of losses previously deferred in accumulated other comprehensive income related to fair value changes of certain available-for-sale securities contributed to Farmer Mac II LLC in 2010 and other miscellaneous items, compared to the recognition of $0.3 million of previously deferred gains during first quarter 2015.

Compensation and Employee Benefits.  Compensation and employee benefits were $5.8 million for first quarter 2016, compared to $5.7 million for first quarter 2015. The increase in first quarter 2016 compared to first quarter 2015 was due primarily to higher stock compensation expense related to the annual vesting of stock-based awards and one additional business day in first quarter 2016. Compensation costs for first quarter 2016 and 2015 included $0.2 million and $0.1 million, respectively, in compensation costs for Farmer Mac's consolidated appraisal company subsidiary, Contour Valuation Services, LLC.

General and Administrative Expenses.  General and administrative expenses, including legal, audit, and consulting fees, were $3.5 million for first quarter 2016 compared to $2.8 million in first quarter 2015. This year-over-year increase was due primarily to higher legal and consulting fees and information services expenses related to corporate strategic initiatives and general corporate matters. Additionally, general and administrative costs for both first quarter 2016 and first quarter 2015 included $0.1 million in operating expenses for Farmer Mac's consolidated appraisal company subsidiary.

Regulatory Fees.  Regulatory fees, which consist of the fees paid to FCA, were $0.6 million for both first quarter 2016 and first quarter 2015. FCA has advised Farmer Mac that its estimated fees for the federal fiscal year ending September 30, 2016 will remain at the same level ($0.6 million per federal fiscal quarter) as the prior federal fiscal year.  After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.

Income Tax Expense.  Income tax expense totaled $7.3 million for first quarter 2016, compared to income tax expense of $4.2 million for first quarter 2015. The increase in income tax expense in first quarter 2016 compared to the same period last year was the result of two items that occurred during first quarter 2015 but did not recur during first quarter 2016: (1) the consolidated tax benefits recognized from the dividends declared on Farmer Mac II LLC Preferred Stock, which is included in the presentation of "Net income attributable to non-controlling interest" on the consolidated statements of operations on a pre-tax basis, and (2) the loss on retirement of the Farmer Mac II LLC Preferred Stock. These items were also the primary reasons why Farmer Mac's effective tax rate was lower than the statutory rate in first quarter 2015.

Loss on Retirement of Preferred Stock. On March 30, 2015, Farmer Mac II LLC redeemed all of the outstanding shares of Farmer Mac II LLC Preferred Stock, which, in turn, triggered the redemption of all of the outstanding FALConS on that same day. As a result, Farmer Mac recognized an expense of $8.1 million in first quarter 2015 for the write-off of deferred issuance costs related to those shares of Farmer Mac II LLC Preferred Stock as "Loss on retirement of preferred stock" on the consolidated statements of operations.

Business Volume.  During first quarter 2016, Farmer Mac added $1.3 billion of new business volume compared to $502.3 million in first quarter 2015. Specifically, Farmer Mac:

•	purchased $927.2 million of AgVantage securities;

•	purchased $198.5 million of newly originated Farm & Ranch loans;

•	purchased $95.3 million of USDA Securities;

•	added $68.0 million of Farm & Ranch loans under LTSPCs;

•	purchased $9.7 million of Rural Utilities loans; and

•	issued $3.6 million of Farmer Mac Guaranteed USDA Securities.

Of the new business volume in AgVantage securities for first quarter 2016, $25.2 million was purchased under Farm Equity AgVantage facilities with agricultural real estate investment funds, including $9.7 million with a new counterparty, compared to $14.9 million for first quarter 2015.

Farmer Mac's outstanding business volume was $16.2 billion as of March 31, 2016, an increase of $316.8 million from December 31, 2015. The increase in Farmer Mac's outstanding business volume was driven by portfolio growth in AgVantage securities, including the purchase of $250.0 million in AgVantage securities from the National Rural Utilities Cooperative Finance Corporation ("CFC"). Also, Farmer Mac grew its Farm & Ranch loan portfolio despite the large amount of repayments during the first quarter, which is consistent with the seasonal trend resulting from the January 1 payment date on almost all loans in the portfolio.

The following table sets forth purchases of non-delinquent eligible loans, new loans added under LTSPCs, and new guarantees during the periods indicated in the Farm & Ranch, USDA Guarantees, and Rural Utilities lines of business, as well as purchases of AgVantage securities in the Institutional Credit line of business:

Table 9

New Business Volume – Farmer Mac Loan Purchases, Guarantees, LTSPCs, and AgVantage Securities
	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Farm & Ranch:
Loans	$198,548	$130,224
LTSPCs	68,017	59,311
USDA Guarantees:
USDA Securities	95,320	89,186
Farmer Mac Guaranteed USDA Securities	3,648	—
Rural Utilities:
Loans	9,691	8,703
Institutional Credit:
AgVantage Securities	927,219	214,915
Total purchases, guarantees, LTSPCs, and AgVantage Securities	$1,302,443	$502,339

New business volume for loans within the Farm & Ranch line of business for first quarter 2016 was substantially ahead of first quarter 2015 and reflected an increase in loan demand. New business volume for LTSPCs within the Farm & Ranch line of business for first quarter 2016 compared to first quarter 2015 reflected slightly increased demand among Farm Credit System institutions for the LTSPC product. The increase in new business volume in the USDA Guarantees line of business for first quarter 2016 compared to first quarter 2015 reflected an increase in lender usage of USDA guaranteed loan programs and the resulting increase in loans available for purchase on the secondary market, as well as the increasing willingness of banks to sell the lower-return guaranteed portions of these loans to fund other new loan originations. Rural Utilities loan purchase volume remained low due to modest demand for credit associated with slow economic growth and greater energy efficiency in recent years, as well as an ongoing preference by CFC, Farmer Mac's only current rural utilities cooperative counterparty, to retain loans on its balance sheet. Changes in AgVantage securities volume are primarily driven by the generally larger transaction sizes for that product and the fluctuating funding and liquidity needs of Farmer Mac's customer network and scheduled maturity amounts.

Based on market conditions, Farmer Mac either retains the loans it purchases or securitizes them and retains or sells Farmer Mac Guaranteed Securities backed by those loans.  The weighted-average age of the Farm & Ranch non-delinquent eligible loans purchased and retained (excluding the purchases of defaulted loans) during first quarter 2016 and first quarter 2015 was less than one year. Of those loans, 54 percent and 62 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 17.7 years and 17.1 years, respectively.

During first quarter 2016 and 2015, Farmer Mac securitized some of the Farm & Ranch loans it had purchased and sold the resulting Farmer Mac Guaranteed Securities in the amounts of $135.9 million and $49.5 million, respectively. Farmer Mac consolidates these loans and presents them as "Loans held for investment in consolidated trusts, at amortized cost" on the consolidated balance sheets. In first quarter 2016 and 2015, $83.5 million and $44.0 million, respectively, of Farmer Mac Guaranteed Securities were sold to Zions First National Bank, which is a related party to Farmer Mac.

The following table sets forth information regarding the Farmer Mac Guaranteed Securities issued during the periods indicated:

Table 10

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Loans securitized and sold as Farm & Ranch Guaranteed Securities	$135,913	$49,487
Farmer Mac Guaranteed USDA Securities	3,648	—
AgVantage Securities	927,219	214,915
Total Farmer Mac Guaranteed Securities issuances	$1,066,780	$264,402

The following table sets forth information regarding outstanding volume in each of Farmer Mac's four lines of business as of the dates indicated:

Table 11

Lines of Business - Outstanding Business Volume
	As of March 31, 2016	As of December 31, 2015
	(in thousands)
On-balance sheet:
Farm & Ranch:
Loans	$2,206,191	$2,249,864
Loans held in trusts:
Beneficial interests owned by third party investors	816,267	708,111
USDA Guarantees:
USDA Securities	1,885,276	1,876,451
Farmer Mac Guaranteed USDA Securities	31,038	31,554
Rural Utilities:
Loans	991,851	1,008,126
Institutional Credit:
AgVantage Securities	5,776,755	5,439,383
Total on-balance sheet	$11,707,378	$11,313,489
Off-balance sheet:
Farm & Ranch:
LTSPCs	2,206,029	2,253,273
Guaranteed Securities	485,302	514,051
USDA Guarantees:
Farmer Mac Guaranteed USDA Securities	13,268	10,272
Rural Utilities:
LTSPCs(1)	518,724	522,864
Institutional Credit:
AgVantage Securities	984,871	984,871
AgVantage Revolving Line of Credit Facility(2)	300,000	300,000
Total off-balance sheet	$4,508,194	$4,585,331
Total	$16,215,572	$15,898,820

(1)	Includes $8.8 million related to a one-year loan purchase commitment on which Farmer Mac receives a nominal unused commitment fee as of both March 31, 2016 and December 31, 2015.

(2)
As of both March 31, 2016 and December 31, 2015, this facility had not been utilized. Farmer Mac receives a fixed fee based on the full dollar amount of the facility. If the counterparty draws on the facility, the amounts drawn will be presented as AgVantage Securities, and Farmer Mac will earn interest income on those securities.

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities) and LTSPCs, USDA Securities, and Farmer Mac Guaranteed USDA Securities as of March 31, 2016:

Table 12

Schedule of Principal Amortization as of March 31, 2016
	Loans Held	Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed Securities and LTSPCs	USDA Securities and Farmer Mac Guaranteed USDA Securities	Total
	(in thousands)
2016	$127,607	$199,766	$63,432	$390,805
2017	177,147	267,310	95,023	539,480
2018	182,148	661,194	92,158	935,500
2019	174,788	192,482	92,761	460,031
2020	183,324	181,693	91,728	456,745
Thereafter	3,169,295	1,707,610	1,494,480	6,371,385
Total	$4,014,309	$3,210,055	$1,929,582	$9,153,946

Of the $16.2 billion outstanding principal balance of volume included in Farmer Mac's four lines of business as of March 31, 2016, $7.1 billion were AgVantage securities included in the Institutional Credit line of business.  Unlike business volume in the form of purchased loans, USDA Securities, and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, most AgVantage securities do not require periodic payments of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due. The following table summarizes by maturity date the outstanding principal amount of both on- and off-balance sheet AgVantage securities as of March 31, 2016:

Table 13

AgVantage Balances by Year of Maturity
As of
March 31, 2016
(in thousands)
2016	$781,449
2017	1,572,420
2018(1)	1,397,840
2019	495,349
2020	606,389
Thereafter(2)	2,208,179
Total	$7,061,626

(1)	Includes the expiration of the $300.0 million revolving floating rate AgVantage facility. As of March 31, 2016, this facility had not been utilized.

(2)	Includes various maturities ranging from 2021 to 2044.

The weighted-average remaining maturity of the outstanding AgVantage securities shown in the table above was 4.3 years as of March 31, 2016.  As a general matter, if maturing AgVantage securities are not replaced with new AgVantage securities, either from the same issuer or from new business, or if the spread earned by Farmer Mac on new AgVantage securities that replace maturing AgVantage securities is lower than the spread earned on the maturing securities, Farmer Mac's income could be adversely affected.

As part of fulfilling its guarantee obligations for Farm & Ranch Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90-days delinquent or in material non-monetary default at the time of purchase, out of the loan pools underlying those securities and LTSPCs, and records the purchased loans as such on its balance sheet.  The purchase price for a defaulted loan purchased out of a pool of loans backing Farm & Ranch Guaranteed Securities is the then-current outstanding principal balance of the loan plus accrued and unpaid interest.  The purchase price for a defaulted loan purchased under an LTSPC is the then-current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loan payable out of any future loan payments or liquidation proceeds as received.  The purchase price of a defaulted loan is not an indicator of the expected loss on that loan; many other factors affect expected loss, if any, on any loan so purchased. The weighted-average age of delinquent loans purchased out of securitized pools and LTSPCs was 10 years during first quarter 2016 and 9 years during first quarter 2015. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

The following table presents Farmer Mac's purchases of defaulted loans underlying Farm & Ranch Guaranteed Securities and LTSPCs for the periods indicated:

Table 14

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Defaulted loans purchased underlying Farm & Ranch Guaranteed Securities owned by third party investors	$1,267	$657
Defaulted loans purchased underlying LTSPCs	148	—
Total loan purchases	$1,415	$657

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

•
As a result of targeted marketing and product development efforts, Farmer Mac's lender network and Institutional Credit customer base continues to expand, which may generate additional demand for Farmer Mac's products from new sources.

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

Farmer Mac continues to monitor land values and commodity prices in response to cyclical swings. Although farmland values and commodity prices have declined recently in some sectors, primarily in the Midwest, Farmer Mac believes that its portfolio remains sufficiently diversified, both geographically and by commodity, and that its portfolio has generally demonstrated historically high credit quality and low delinquency rates to endure reasonably foreseeable volatility in farmland values and commodity prices. Farmer Mac also continues to closely monitor sector profitability, economic conditions, and agricultural land value and geographic trends to tailor underwriting practices to changing conditions. For more information about the loan balances and loan-to-value ratios for Farm & Ranch loans in Farmer Mac's portfolio as of March 31, 2016, see "—Risk Management—Credit Risk – Loans and Guarantees."

The western part of the United States, and in particular California, continues to experience the effects of drought conditions. Although to date Farmer Mac has not observed any material effect on its portfolio from drought conditions, the persistence of drought conditions in the western states could have an adverse effect on Farmer Mac’s delinquency rates or loss experience. This is particularly true in the permanent plantings sector, where the value of the related collateral is closely tied to the production value and capability of the permanent plantings. Farmer Mac continues to remain informed about the drought and its effects on the agricultural industries located in the western states and on Farmer Mac's Farm & Ranch portfolio through regular discussions with its loan servicers that service loans in drought-stricken areas, as well as customers and other lenders in the industry.

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

Rural Utilities Industry. Domestic economic indicators continue to show modest growth and, as the economy strengthens, Farmer Mac believes that demand for rural utilities loans may increase. Also, the rural utilities industry may experience increased needs for financing in the future to make improvements in response to environmental and clean energy policies. However, demand for capital within the rural utilities industry currently remains moderate, which has resulted in an ongoing high level of competition between rural utilities cooperative lenders that could suppress loan growth opportunities for those lenders, including lenders that participate in Farmer Mac's Rural Utilities line of business. Although competitive pressures remain within the rural utilities lending industry, Farmer Mac sees opportunities for growth in this area within Farmer Mac's Institutional Credit line of business because the wholesale funding rates that Farmer Mac provides may be highly competitive compared to other available sources of debt funding for rural utilities cooperative lenders. Additionally, CFC, the rural utilities cooperative lender that is the only current participant in Farmer Mac's Rural Utilities line of business, may experience increased needs for term funding and, potentially, LTSPC business from Farmer Mac as a result of new requirements implemented by debt rating agencies and other factors.

Balance Sheet Review

Assets.  Farmer Mac's total assets as of March 31, 2016 were $16.2 billion, compared to $15.5 billion as of December 31, 2015.  The increase in total assets was primarily attributable to an increase in total Farmer Mac Guaranteed Securities and cash and cash equivalents.

As of March 31, 2016, Farmer Mac had $1.7 billion of cash and cash equivalents and $2.5 billion of investment securities, compared to $1.2 billion of cash and cash equivalents and $2.8 billion of investment securities as of December 31, 2015. As of March 31, 2016, Farmer Mac had $5.8 billion of Farmer Mac Guaranteed Securities, $4.0 billion of loans, net of allowance, and $1.9 billion of USDA Securities. This compares to $5.4 billion of Farmer Mac Guaranteed Securities, $4.0 billion of loans, net of allowance, and $1.9 billion of USDA Securities as of December 31, 2015.

Liabilities.  Farmer Mac's total liabilities increased to $15.6 billion as of March 31, 2016 from $15.0 billion as of December 31, 2015.  The increase in liabilities was primarily attributable to an increase in notes payable.

Equity.  As of March 31, 2016, Farmer Mac had total equity of $544.0 million, comprised of stockholders' equity of $543.8 million and non-controlling interest of $0.2 million related to Farmer Mac's appraisal subsidiary, Contour Appraisal Services, LLC.  As of December 31, 2015, Farmer Mac had total equity of $553.7 million, comprised of stockholders' equity of $553.5 million and non-controlling interest of $0.2 million.  The decrease in total equity was a result of a decrease in accumulated other comprehensive income due to decreases in the fair value of available-for-sale floating rate AgVantage securities and cash flow hedges. The decrease in the fair value of available-for-sale floating rate AgVantage securities was driven primarily by a flattening of the yield curve as of March 31, 2016 compared to December 31, 2015. The decrease in the fair value of cash flow hedges was driven primarily by lower long-term market interest rates as of March 31, 2016 compared to December 31, 2015.

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

Farmer Mac generally assumes 100 percent of the credit risk on loans held, loans underlying LTSPCs in the Farm & Ranch and Rural Utilities lines of business and Farmer Mac Guaranteed Securities in the Farm & Ranch line of business. Farmer Mac has direct credit exposure to loans in non-AgVantage transactions and indirect credit exposure to loans that secure AgVantage transactions because AgVantage securities represent a general obligation of an issuer that is, in turn, secured by eligible loans.  The credit exposure of Farmer Mac and Farmer Mac II LLC on USDA Securities, including those underlying Farmer Mac Guaranteed USDA Securities, is covered by the full faith and credit of the United States.  Therefore, Farmer Mac believes that Farmer Mac and Farmer Mac II LLC have little or no credit risk exposure in the USDA Guarantees line of business because of the USDA guarantee.  As of March 31, 2016, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any business under the USDA Guarantees line of business, and neither expects to incur any such losses in the future.

Farmer Mac has established underwriting, collateral valuation, and documentation standards for agricultural real estate mortgage loans and rural utilities loans. Farmer Mac believes that these standards mitigate the risk of loss from borrower defaults and provide guidance about the management, administration, and conduct of underwriting and appraisals to all participating and potential lenders.  These standards were developed based on industry practices for agricultural real estate mortgage loans and rural utilities loans and are designed to assess the creditworthiness of the borrower, as well as the value of the collateral securing the loan.  Farmer Mac evaluates and adjusts these standards on an ongoing basis based on current and anticipated market conditions.  For more information about Farmer Mac's underwriting and collateral valuation standards, see "Business—Farmer Mac Lines of Business—Farm & Ranch—Underwriting and Collateral Valuation (Appraisal) Standards" and "Business—Farmer Mac Lines of Business—Rural Utilities—Underwriting" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 10, 2016.

Farmer Mac requires approved lenders to make representations and warranties regarding the conformity of eligible agricultural mortgage and rural utilities loans to Farmer Mac's standards, the accuracy of loan data provided to Farmer Mac, and other requirements related to the loans.  Sellers are responsible to Farmer Mac for breaches of those representations and warranties, and Farmer Mac has the ability to require a seller to cure, replace, or repurchase a loan sold or transferred to Farmer Mac if any breach of a representation or warranty is discovered that was material to Farmer Mac's decision to purchase the loan or that directly or indirectly causes a default or potential loss on a loan sold or transferred by the seller to Farmer Mac. During first quarter 2016, Farmer Mac required one seller to repurchase two loans aggregating $0.8 million for breaches of representations and warranties made about those two loans. Prior to January 1, 2016, Farmer Mac had not required any seller to cure or repurchase any loans it had sold to Farmer Mac for breach of a representation or warranty in the three preceding years. In addition to relying on the representations and warranties of lenders, Farmer Mac also underwrites all of the agricultural mortgage loans (other than rural housing and part-time farm mortgage loans) and rural utilities loans that it holds in its portfolio. For rural housing and part-time farm mortgage loans, Farmer Mac relies on representations and warranties from the seller that those loans conform to Farmer Mac's specified underwriting criteria without exception. For more information about Farmer Mac's loan eligibility requirements, see "Business—Farmer Mac Lines of Business—Farm & Ranch—Loan Eligibility" and "Business—Farmer Mac Lines of Business—Rural Utilities—Loan Eligibility" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 10, 2016.

Under contracts with Farmer Mac and in consideration for servicing fees, Farmer Mac-approved central servicers service loans in accordance with Farmer Mac's requirements.  Central servicers are responsible to Farmer Mac for serious errors in the servicing of those loans.  If a central servicer materially breaches the terms of its servicing agreement with Farmer Mac, such as failing to forward payments received or releasing collateral without Farmer Mac's consent, or experiences insolvency or bankruptcy, Farmer Mac has the right to terminate the servicing relationship for a particular loan or the entire portfolio serviced by the central servicer. In addition, Farmer Mac can proceed against the central servicer in arbitration or exercise any remedies available to it under law. In the last three years, Farmer Mac has not exercised any remedies or taken any formal action against any central servicers. For more information about Farmer Mac's servicing requirements, see "Business—Farmer Mac Lines of Business—Farm & Ranch—Servicing" and "Business—Farmer Mac Lines of Business—Rural Utilities—Servicing" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 10, 2016.

Farmer Mac's AgVantage securities are general obligations of institutions approved by Farmer Mac and are secured by eligible loans in an amount at least equal to the outstanding principal amount of the security. Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because Farmer Mac has only indirect credit risk on those loans and because of the other characteristics of AgVantage securities that mitigate credit risk. Those characteristics include a general obligation of an issuing institution approved by Farmer Mac, the required collateralization level for the securities, the requirement for delinquent loans to be removed from the pool of pledged loans and replaced with current eligible loans, and in some cases, the requirement for the counterparty to comply with specified financial covenants for the life of the related AgVantage security.  As such, all AgVantage securities are secured by current loans representing at least 100 percent of the outstanding amount of these securities.  As of March 31, 2016, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future. See "—Credit Risk – Institutional" for more information about Farmer Mac's credit risk on AgVantage securities.

Farmer Mac has developed different underwriting standards for rural utilities loans that depend on whether direct or indirect credit exposure is assumed on a loan and whether the borrower is an electric distribution cooperative or a G&T cooperative. As of March 31, 2016, there were no delinquencies in Farmer Mac's portfolio of rural utilities loans, and Farmer Mac has not experienced any credit losses on rural utilities loans since Congress authorized Farmer Mac's Rural Utilities line of business in 2008. Based on this performance, Farmer Mac excludes the loans in the Rural Utilities line of business from the credit risk metrics it discloses. Farmer Mac's direct credit exposure to rural utilities loans and loans underlying LTSPCs as of March 31, 2016 was $1.5 billion across 38 states, of which $1.3 billion were loans to electric distribution cooperatives and $0.2 billion were loans to G&T cooperatives. Farmer Mac also had indirect credit exposure to the rural utilities loans securing AgVantage securities and included in the Institutional Credit line of business, some of which are loans to G&T cooperatives. For more information, see "—Credit Risk – Institutional."

Farmer Mac maintains an allowance for loan losses to cover estimated probable losses on loans held and a reserve for losses to cover estimated probable losses on loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities.  The methodology that Farmer Mac uses to determine the level of its allowance for losses is described in Note 2(j) to the consolidated financial statements included in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 10, 2016. Management believes that this methodology produces a reasonable estimate of probable losses, as of the balance sheet date, for all loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs.

The following table summarizes the components of Farmer Mac's total allowance for losses for the three months ended March 31, 2016 and 2015:

Table 15

	For the Three Months Ended
	March 31, 2016			March 31, 2015
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Beginning Balance	$4,480	$2,083	$6,563	$5,864	$4,263	$10,127
Provision for/(release of) losses	49	14	63	76	(772)	(696)
Ending Balance	$4,529	$2,097	$6,626	$5,940	$3,491	$9,431

Activity affecting the allowance for loan losses and reserve for losses is discussed in "—Results of Operations—Provision for and Release of Allowance for Loan Losses and Reserve for Losses." As of March 31, 2016, Farmer Mac's allowances for losses totaled $6.6 million, or 12 basis points of the outstanding principal balance of loans held for investment and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities, compared to $6.6 million, or 11 basis points, as of December 31, 2015.

Farmer Mac's 90-day delinquency measure includes loans 90 days or more past due, as well as loans in foreclosure and non-performing loans where the borrower is in bankruptcy. As of March 31, 2016, Farmer Mac's 90-day delinquencies were $34.7 million (0.61 percent of the Farm & Ranch portfolio), compared to $32.1 million (0.56 percent of the Farm & Ranch portfolio) as of December 31, 2015 and $32.1 million (0.60 percent of the Farm & Ranch portfolio) as of March 31, 2015. Those 90-day delinquencies were comprised of 60 delinquent loans as of March 31, 2016, compared with 35 delinquent loans as of December 31, 2015 and 33 delinquent loans as of March 31, 2015. The increase in 90-day delinquencies from year-end is consistent with the historical trend of Farmer Mac's 90-day delinquencies fluctuating from quarter to quarter, both in dollars and as a percentage of the outstanding Farm & Ranch portfolio, with higher levels generally observed at the end of the first and third quarters of each year, which corresponds with the annual (January 1st) and semi-annual (January 1st and July 1st) payment characteristics of most Farm & Ranch loans. Farmer Mac expects that over time its 90-day delinquency rate will eventually revert closer to Farmer Mac's historical averages due to macroeconomic and other potential factors, but Farmer Mac has not yet seen an impact on its portfolio or a rise in delinquencies related to these factors. Farmer Mac's average 90-day delinquency rate for the Farm & Ranch line of business over the last fifteen years is approximately 1 percent.

The following table presents historical information regarding Farmer Mac's 90-day delinquencies in the Farm & Ranch line of business compared to the principal balance of all Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs:

Table 16

	Farm & Ranch Line of Business	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
March 31, 2016	$5,713,789	$34,680	0.61%
December 31, 2015	5,725,299	32,136	0.56%
September 30, 2015	5,504,030	36,669	0.67%
June 30, 2015	5,485,570	31,852	0.58%
March 31, 2015	5,347,248	32,101	0.60%
December 31, 2014	5,417,174	18,917	0.35%
September 30, 2014	5,314,437	24,661	0.46%
June 30, 2014	5,310,664	25,911	0.49%
March 31, 2014	5,293,975	29,437	0.56%

When analyzing the overall risk profile of its lines of business, Farmer Mac takes into account more than the Farm & Ranch loan delinquency percentages provided above. The lines of business also include AgVantage securities and Rural Utilities loans held and underlying LTSPCs, neither of which have any delinquencies, and USDA Securities, which are backed by the full faith and credit of the United States. Across all of Farmer Mac's lines of business, 90-day delinquencies represented 0.21 percent of total outstanding business volume as of March 31, 2016, compared to 0.20 percent as of December 31, 2015.

As of March 31, 2016, Farmer Mac individually evaluated $29.4 million of the $78.3 million of recorded investment in impaired loans for collateral shortfalls against updated appraised values, other updated collateral valuations, or discounted values. For the remaining $48.8 million of impaired assets for which updated valuations were not available, Farmer Mac evaluated them in the aggregate in consideration of their similar risk characteristics and historical statistics. Farmer Mac recorded specific allowances of $2.0 million for undercollateralized assets as of March 31, 2016. Farmer Mac's non-specific or general allowances were $4.6 million as of March 31, 2016.

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

Loan-to-value ratios depend upon the market value of a property, as determined in accordance with Farmer Mac's collateral valuation standards.  As of March 31, 2016 and December 31, 2015, the average unpaid loan balance for loans outstanding in the Farm & Ranch line of business was $592,000 and $602,000, respectively. The original loan-to-value ratio is based on the original appraised value that has not been indexed to provide a current market value or reflect amortization of loans. The weighted average original loan-to-value ratio for Farm & Ranch loans purchased during first quarter 2016 was 48 percent, compared to 44 percent for loans purchased in the same period for 2015. The weighted average original loan-to-value ratio for all Farm & Ranch loans held and all loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs was approximately 46 percent as of both March 31, 2016 and December 31, 2015. The weighted-average original loan-to-value ratio for all 90-day delinquencies was 39 percent and 45 percent, respectively, as of March 31, 2016 and December 31, 2015.

The weighted average current loan-to-value ratio, which is the loan-to-value ratio based on original appraised value but which reflects loan amortization since purchase, for Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs was approximately 44 percent as of both March 31, 2016 and December 31, 2015.

The following table presents outstanding Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities and 90-day delinquencies as of March 31, 2016 by year of origination, geographic region, commodity/collateral type, and original loan-to-value ratio:

Table 17

Farm & Ranch 90-Day Delinquencies as of March 31, 2016
	Distribution of Farm & Ranch Line of Business	Farm & Ranch Line of Business	90-Day Delinquencies(1)	Percentage
	(dollars in thousands)
By year of origination:
2002 and prior	6%	$352,604	$7,237	2.05%
2003	2%	119,116	2,342	1.97%
2004	2%	129,340	549	0.42%
2005	3%	176,084	853	0.48%
2006	3%	167,325	4,573	2.73%
2007	3%	176,451	6,395	3.62%
2008	4%	213,463	2,250	1.05%
2009	3%	148,553	782	0.53%
2010	4%	242,662	545	0.22%
2011	6%	325,206	1,044	0.32%
2012	13%	731,802	—	—%
2013	19%	1,061,909	5,450	0.51%
2014	13%	749,474	2,660	0.35%
2015	16%	919,813	—	—%
2016	3%	199,987	—	—%
Total	100%	$5,713,789	$34,680	0.61%
By geographic region(2):
Northwest	10%	$589,786	$5,033	0.85%
Southwest	30%	1,692,783	11,109	0.66%
Mid-North	35%	2,013,333	7,775	0.39%
Mid-South	13%	764,476	1,514	0.20%
Northeast	4%	213,848	729	0.34%
Southeast	8%	439,563	8,520	1.94%
Total	100%	$5,713,789	$34,680	0.61%
By commodity/collateral type:
Crops	57%	$3,257,137	$12,477	0.38%
Permanent plantings	17%	936,290	10,867	1.16%
Livestock	21%	1,213,181	8,195	0.68%
Part-time farm	4%	238,472	3,141	1.32%
Ag. Storage and Processing	1%	59,870	—	—%
Other	—	8,839	—	—%
Total	100%	$5,713,789	$34,680	0.61%
By original loan-to-value ratio:
0.00% to 40.00%	27%	$1,567,093	$15,406	0.98%
40.01% to 50.00%	23%	1,313,479	5,912	0.45%
50.01% to 60.00%	28%	1,582,340	9,755	0.62%
60.01% to 70.00%	19%	1,087,370	2,516	0.23%
70.01% to 80.00%(3)	3%	141,288	1,091	0.77%
80.01% to 90.00%(3)	—%	22,219	—	—%
Total	100%	$5,713,789	$34,680	0.61%

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

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Farm & Ranch loans purchased and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities as of March 31, 2016 by year of origination, geographic region, and commodity/collateral type.  The purpose of this information is to present information regarding losses relative to original Farm & Ranch purchases, guarantees, and commitments.

Table 18

Farm & Ranch Credit Losses Relative to Cumulative
Original Loans, Guarantees, and LTSPCs as of March 31, 2016
	Cumulative Original Loans, Guarantees and LTSPCs	Cumulative Net Credit Losses	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
Before 2001	$7,024,284	$10,987	0.16%
2001	1,040,368	178	0.02%
2002	1,094,580	89	0.01%
2003	932,549	350	0.04%
2004	739,031	311	0.04%
2005	898,369	(184)	(0.02)%
2006	901,306	9,617	1.07%
2007	715,926	4,686	0.65%
2008	804,769	3,247	0.40%
2009	540,587	1,508	0.28%
2010	647,517	—	—%
2011	748,286	3,661	0.49%
2012	1,108,549	—	—%
2013	1,373,232	—	—%
2014	909,801	—	—%
2015	977,593	—	—%
2016	208,821	—	—%
Total	$20,665,568	$34,450	0.17%
By geographic region(1):
Northwest	$2,808,313	$11,063	0.39%
Southwest	7,159,252	9,108	0.13%
Mid-North	5,259,804	12,830	0.24%
Mid-South	2,450,604	(211)	(0.01)%
Northeast	1,270,900	169	0.01%
Southeast	1,716,695	1,491	0.09%
Total	$20,665,568	$34,450	0.17%
By commodity/collateral type:
Crops	$9,583,288	$4,382	0.05%
Permanent plantings	4,138,565	9,332	0.23%
Livestock	5,059,855	3,859	0.08%
Part-time farm	1,089,208	1,204	0.11%
Ag. Storage and Processing	645,681	15,673	2.43%
Other	148,971	—	—%
Total	$20,665,568	$34,450	0.17%

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

The following tables present concentrations of Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities by commodity type within geographic region and cumulative credit losses by origination year and commodity type:

Table 19

	As of March 31, 2016
	Farm & Ranch Concentrations by Commodity Type within Geographic Region
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(dollars in thousands)
By geographic region(1):
Northwest	$307,916	$82,594	$168,362	$30,914	$—	$—	$589,786
	5.5%	1.4%	2.8%	0.5%	—%	—%	10.2%
Southwest	511,364	661,282	453,753	49,030	13,901	3,453	1,692,783
	8.9%	11.6%	7.9%	0.9%	0.2%	0.1%	29.6%
Mid-North	1,733,755	23,555	184,064	43,933	23,916	4,110	2,013,333
	30.3%	0.4%	3.2%	0.8%	0.4%	0.1%	35.2%
Mid-South	471,004	24,362	232,270	31,300	4,822	718	764,476
	8.2%	0.5%	4.1%	0.5%	0.1%	—%	13.4%
Northeast	89,189	18,735	47,257	51,107	7,449	111	213,848
	1.6%	0.3%	0.9%	0.9%	0.1%	—%	3.8%
Southeast	143,909	125,762	127,475	32,188	9,782	447	439,563
	2.5%	2.3%	2.2%	0.6%	0.2%	—%	7.8%
Total	$3,257,137	$936,290	$1,213,181	$238,472	$59,870	$8,839	$5,713,789
	57.0%	16.5%	21.1%	4.2%	1.0%	0.2%	100.0%

(1)
Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Table 20

	As of March 31, 2016
	Farm & Ranch Cumulative Credit Losses/(Recoveries) by Origination Year and Commodity Type
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Total
	(in thousands)
By year of origination:
1995 and Prior	$277	$(79)	$(107)	$—	$—	$91
1996	(721)	2,296	(73)	—	—	1,502
1997	(397)	2,785	(131)	—	—	2,257
1998	(438)	1,803	1,781	—	—	3,146
1999	(108)	723	158	296	—	1,069
2000	7	1,907	1,049	(41)	—	2,922
2001	45	1	132	—	—	178
2002	—	—	—	89	—	89
2003	309	—	—	41	—	350
2004	—	—	162	149	—	311
2005	(87)	(263)	—	166	—	(184)
2006	1,688	—	40	201	7,688	9,617
2007	1,083	11	779	303	2,510	4,686
2008	2,626	—	—	—	621	3,247
2009	98	148	69	—	1,193	1,508
2010	—	—	—	—	—	—
2011	—	—	—	—	3,661	3,661
2012	—	—	—	—	—	—
2013	—	—	—	—	—	—
2014	—	—	—	—	—	—
2015	—	—	—	—	—	—
2016	—	—	—	—	—	—
Total	$4,382	$9,332	$3,859	$1,204	$15,673	$34,450

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

Farmer Mac approves AgVantage counterparties and manages institutional credit risk related to those AgVantage counterparties by requiring them to meet Farmer Mac's standards for creditworthiness for the particular counterparty and transaction.  The required collateralization level is established at the time the AgVantage facility is entered into with the counterparty and does not change during the life of the AgVantage securities issued under such facility.  In AgVantage transactions, the corporate obligor is required to remove from the pool of pledged collateral any loan that becomes more than 30 days delinquent in the payment of principal or interest and to substitute an eligible loan that is current in payment to maintain the minimum required collateralization level.  In the event of a default on the general obligation, Farmer Mac would have recourse to the pledged collateral and have rights to the ongoing borrower payments of principal and interest. For Farm Equity AgVantage counterparties, Farmer Mac also requires that the counterparty generally (1) maintain a higher collateralization level, through lower loan-to-value ratio thresholds and higher overcollateralization than required for traditional AgVantage securities and (2) comply with specified financial covenants for the life of the related Farm Equity AgVantage security to avoid default. For a more detailed description of AgVantage securities, see "Business—Farmer Mac Lines of Business—Institutional Credit—AgVantage Securities" in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 10, 2016.

The unpaid principal balance of outstanding on-balance sheet AgVantage securities secured by loans eligible for the Farm & Ranch line of business totaled $3.5 billion as of March 31, 2016 and $3.4 billion as of December 31, 2015. The unpaid principal balance of on-balance sheet AgVantage securities secured by loans eligible for the Rural Utilities line of business totaled $2.3 billion as of March 31, 2016 and $2.1 billion as of December 31, 2015. In addition, the unpaid principal balance of outstanding off-balance sheet AgVantage transactions totaled $1.3 billion as of both March 31, 2016 and December 31, 2015.

The following table provides information about the issuers of AgVantage securities, as well as the required collateralization levels for those transactions as of March 31, 2016 and December 31, 2015:

Table 21

	As of March 31, 2016			As of December 31, 2015
Counterparty	Balance	Credit Rating	Required Collateralization	Balance	Credit Rating	Required Collateralization
	(dollars in thousands)
AgVantage:
MetLife	$2,550,000	AA-	103%	$2,550,000	AA-	103%
CFC(1)	2,624,811	A	100%	2,384,257	A	100%
Rabo Agrifinance, Inc.	1,600,000	None	106%	1,500,000	None	106%
Other(2)	70,400	(3)	102% to 125%	95,716	(3)	102% to 125%
Farm Equity AgVantage(4)	216,415	None	110%	194,281	None	110%
Total outstanding	$7,061,626			$6,724,254

(1)
Includes $300.0 million related to a revolving floating rate AgVantage facility. Farmer Mac receives a fixed fee based on the full dollar amount of the facility. This facility had not been drawn upon as of either March 31, 2016 and December 31, 2015.

(2)	Consists of AgVantage securities issued by 5 different issuers as of March 31, 2016 and 6 different issuers as of December 31, 2015.

(3)
Includes $70.4 million related to 5 issuers without a credit rating as of March 31, 2016 and $25.3 million related to an issuer with a credit rating of BBB- and $70.4 million related to 5 issuers without a credit rating as of December 31, 2015.

(4)	Consists of securities from 3 separate issuers as of March 31, 2016 and 2 separate issuers as of December 31, 2015.

Farmer Mac manages institutional credit risk related to lenders and servicers by requiring those institutions to meet Farmer Mac's standards for creditworthiness.  Farmer Mac monitors the financial condition of those institutions by evaluating financial statements and bank credit rating agency reports.  For more information about Farmer Mac's lender eligibility requirements, see "Business—Farmer Mac Lines of Business—Farm & Ranch—Approved Lenders" and "Business—Farmer Mac Lines of Business—Rural Utilities—Approved Lenders" in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 10, 2016.

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

Credit Risk – Other Investments. As of March 31, 2016, Farmer Mac had $1.7 billion of cash and cash equivalents and $2.5 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's internal policies as well as FCA regulations, which establish limitations on dollar amount, issuer concentration, and credit quality. Those regulations can be found at 12 C.F.R. §§ 652.1-652.45 (the "Liquidity and Investment Regulations"). In addition to establishing a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize Farmer Mac's exposure to financial market volatility, preserve capital, and support Farmer Mac's access to the debt markets.

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

The Liquidity and Investment Regulations and Farmer Mac's policies also establish concentration limits, which are intended to limit exposure to any one counterparty. The Liquidity and Investment Regulations limit Farmer Mac's total credit exposure to any single issuer of securities and uncollateralized financial derivatives to 25 percent of Farmer Mac's regulatory capital (as of March 31, 2016, 25 percent of Farmer Mac's regulatory capital was $142.3 million), though Farmer Mac's current policy, for any investments made after the effective date of this policy, limits this total credit exposure to 5 percent of its regulatory capital (as of March 31, 2016, 5 percent of Farmer Mac's regulatory capital was $28.5 million). These exposure limits do not apply to obligations of the United States or GSEs, though Farmer Mac is restricted by the Liquidity and Investment Regulations and its own policy from investing more than 100 percent of its regulatory capital in any one GSE.

On February 23, 2016, FCA published a proposed rule in the Federal Register to amend the Liquidity and Investment Regulations to comply with Section 939A of the Dodd-Frank Act by removing references and requirements relating to credit ratings and replacing them with other standards of creditworthiness, as well as to revise the eligibility criteria and exposure limits for certain types of investments. Farmer Mac submitted comments on this proposed rule to FCA on April 25, 2016. Farmer Mac expects that it will be able to successfully adapt to FCA's proposed amendments of the Liquidity and Investment Regulations.

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

In certain cases, yield maintenance provisions and other prepayment penalties contained in agricultural mortgage loans and rural utilities loans reduce, but do not eliminate, prepayment risk.  Those provisions require borrowers to make an additional payment when they prepay their loans, thus compensating Farmer Mac for the shortened duration of the prepaid loan.  As of March 31, 2016, less than 1 percent of the total outstanding balance of loans in the Farm & Ranch line of business where Farmer Mac either owned the loan or the beneficial interest in the underlying loan had yield maintenance provisions or other forms of prepayment protection (together covering 2 percent of all loans with fixed interest rates).  Of the Farm & Ranch loans purchased in first quarter 2016, none had yield maintenance or another form of prepayment protection. As of March 31, 2016, none of Farmer Mac's USDA Securities had yield maintenance provisions; however, 4 percent contained prepayment penalties.  Of the USDA Securities purchased in first quarter 2016, 3 percent contained various forms of prepayment penalties.  As of March 31, 2016, 62 percent of the Rural Utilities loans owned by Farmer Mac had yield maintenance provisions. Of the Rural Utilities loans purchased in first quarter 2016, 49 percent contained prepayment penalties.

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

Farmer Mac's $1.7 billion of cash and cash equivalents mature within three months and are funded with discount notes having similar maturities. As of March 31, 2016, $2.4 billion of the $2.5 billion of investment securities (nearly 99 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year. Those securities are funded with effectively floating rate debt that closely matches the rate adjustment dates of the associated investments. As of March 31, 2016, Farmer Mac had outstanding discount notes of $6.9 billion, medium-term notes that mature within one year of $2.4 billion, and medium-term notes that mature after one year of $5.3 billion.

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

The following schedule summarizes the results of Farmer Mac's MVE and NII sensitivity analysis as of March 31, 2016 and December 31, 2015 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

Table 22

	Percentage Change in MVE from Base Case
Interest Rate Scenario	As of March 31, 2016	As of December 31, 2015
+100 basis points	3.0%	0.7%
-25 basis points	(2.1)%	(1.3)%

	Percentage Change in NII from Base Case
Interest Rate Scenario	As of March 31, 2016	As of December 31, 2015
+100 basis points	0.5%	4.4%
-25 basis points	(1.6)%	(0.4)%

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

As of March 31, 2016, Farmer Mac's effective duration gap was negative 2.5 months, compared to negative 1.6 months as of December 31, 2015.  During first quarter 2016, long term interest rates decreased sharply. This rate movement shortened the duration of Farmer Mac's mortgage assets relative to its liabilities, thereby widening slightly Farmer Mac's duration gap. Farmer Mac's overall interest rate sensitivity remained relatively stable and at relatively low levels during the quarter.

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

As of March 31, 2016, Farmer Mac had $8.9 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to twenty-five years, of which $2.0 billion were pay-fixed interest rate swaps, $6.3 billion were receive-fixed interest rate swaps, and $0.7 billion were basis swaps.

Farmer Mac enters into interest rate swap contracts to synthetically adjust the characteristics of its debt to match more closely the cash flow and duration characteristics of its loans and other assets, thereby reducing interest rate risk and often times deriving an overall lower effective cost of borrowing than would otherwise be available to Farmer Mac in the conventional debt market.  Specifically, interest rate swaps synthetically convert the variable cash flows related to the forecasted issuance of short-term debt into effectively fixed rate medium-term notes that match the anticipated duration and interest rate characteristics of the corresponding assets.  Farmer Mac evaluates the overall cost of using the swap market as a funding alternative and uses interest rate swaps to manage specific interest rate risks for specific transactions. Certain financial derivatives are designated as fair value hedges of fixed rate assets classified as available-for-sale to protect against fair value changes in the assets related to a benchmark interest rate (e.g., LIBOR).

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

To mitigate this basis risk, Farmer Mac seeks to issue debt of sufficient maturity to reduce the frequency of required refinancing of that debt over the life of the associated asset. As of March 31, 2016, Farmer Mac held $6.1 billion of floating-rate assets in its lines of business and its liquidity investment portfolio that reset on the basis of floating rate market indexes, primarily one-month and three-month LIBOR. As of the same date, Farmer Mac also had $2.0 billion of interest rate swaps outstanding where Farmer Mac pays a fixed rate of interest and receives a floating rate of interest.

During fourth quarter 2015, the levels at which Farmer Mac issued discount notes and medium-term notes deteriorated versus LIBOR. Farmer Mac believes that this deterioration was caused by a significant compression of spreads between U.S. Treasury interest rates and corresponding interest rate swap rates, and was not related to any developments specific to Farmer Mac. In response to this deterioration, Farmer Mac has slightly shortened the maturity profile of its effectively floating rate debt and increased its pricing targets on new floating rate and certain fixed rate asset purchases. Although short-term funding levels improved somewhat during first quarter 2016, Farmer Mac's funding costs relative to LIBOR continue to be less attractive compared to its historical experience.

As discussed in Note 4 to the consolidated financial statements, all financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Changes in the fair values of financial derivatives are reported in "Losses on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in fair value hedge accounting relationships, changes in the fair values of the hedged items related to the risk being hedged are also reported in "Losses on financial derivatives and hedging activities" in the consolidated statements of operations. The accrual of the contractual amounts due on the financial derivative is included as an adjustment to the yield of the hedged item and is reported in net interest income. For financial derivatives designated in cash flow hedge accounting relationships, the effective portion of the derivative gain/loss is recorded in other comprehensive income; amounts are disclosed as a reclassification out of other comprehensive income and affecting net interest income when the hedged transaction occurs and affects earnings. Any ineffective portion of designated hedge transactions is recognized immediately in "Losses on financial derivatives and hedging activities".  All of Farmer Mac's financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty.  As of March 31, 2016, Farmer Mac had uncollateralized net exposures of $0.2 million to one counterparty. As of December 31, 2015, Farmer Mac had uncollateralized net exposures of $47,000 to one counterparty.

Liquidity and Capital Resources

Farmer Mac regularly accesses the capital markets for funding, and Farmer Mac has maintained access to the capital markets at favorable rates throughout 2015 and the first three months of 2016. Assuming continued access to the capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac also has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets. That plan involves borrowing through repurchase agreement arrangements and the sale of liquid assets. Farmer Mac is required to maintain a minimum of 90 days of liquidity under the Liquidity and Investment Regulations. In accordance with the methodology for calculating available days of liquidity prescribed by those regulations, Farmer Mac maintained an average of 172 days of liquidity during first quarter 2016 and had 178 days of liquidity as of March 31, 2016.

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

Farmer Mac's board of directors has authorized the issuance of up to $18.0 billion of discount notes and medium-term notes (of which $14.6 billion was outstanding as of March 31, 2016), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac invests the proceeds of its debt issuances in purchases of loans, USDA Securities, Farmer Mac Guaranteed Securities, and investment assets in accordance with policies established by its board of directors and subject to regulations established by FCA.

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

Farmer Mac maintains cash, cash equivalents (including U.S. Treasury securities and other short-term money market instruments), and other investment securities that can be drawn upon for liquidity needs.  The following table presents these assets as of March 31, 2016 and December 31, 2015:

Table 23

	As of March 31, 2016	As of December 31, 2015
	(in thousands)
Cash and cash equivalents	$1,729,563	$1,210,084
Investment securities:
Guaranteed by U.S. Government and its agencies	1,514,716	1,558,003
Guaranteed by GSEs	875,974	1,114,148
Corporate debt securities	10,002	19,985
Asset-backed securities	52,273	83,380
Total	$4,182,528	$3,985,600

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

The carrying value of Farmer Mac's ARCs investments was $17.7 million as of March 31, 2016, compared to $44.9 million as of December 31, 2015. During first quarter 2016, Farmer Mac sold two available-for-sale auction rate certificates and received gross proceeds of $26.8 million resulting in a realized loss of

$0.1 million which, Farmer Mac had recognized in third quarter 2015 as other-than-temporary impairment losses. As of March 31, 2016, Farmer Mac's carrying value of all of its ARCs investments was 90 percent of par.  The discounted carrying value reflects uncertainty regarding the ability to obtain par in the absence of any active market trading. See Note 8 to the consolidated financial statements for more information on the carrying value of ARCs.

Capital. Farmer Mac is subject to the following capital requirements – minimum, critical, and risk-based. Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. The minimum capital requirement is expressed as a percentage of on-balance sheet assets and off-balance sheet obligations. The critical capital requirement is equal to one-half of the minimum capital amount. Farmer Mac's statutory charter does not specify the required level of risk-based capital but directs FCA to establish a risk-based capital stress test for Farmer Mac, using specified stress test parameters. Certain enforcement powers are given to FCA depending on Farmer Mac's compliance with these capital standards. As of March 31, 2016, Farmer Mac was in compliance with its statutory capital requirements and was classified as within "level I" (the highest compliance level). See Note 7 to the consolidated financial statements for more information about Farmer Mac's capital position and see "Business—Government Regulation of Farmer Mac—Capital Standards" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 10, 2016 for more information on the capital requirements applicable to Farmer Mac.

In accordance with FCA's rule on capital planning, Farmer Mac's board of directors has adopted a policy for maintaining a sufficient level of "Tier 1" capital (consisting of retained earnings, paid-in-capital, common stock, qualifying preferred stock, and accumulated other comprehensive income allocable to investments not included in one of the four operating lines of business). That policy imposes restrictions on Tier 1-eligible dividends and any discretionary bonus payments in the event that Tier 1 capital falls below specified thresholds. As of March 31, 2016 and December 31, 2015, Farmer Mac's Tier 1 capital ratio was 10.4% and 10.5%, respectively. For more information about Farmer Mac's capital adequacy policy and FCA's rule on capital planning, see "Business—Government Regulation of Farmer Mac—Capital Standards" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 10, 2016. As of March 31, 2016, Farmer Mac was in compliance with its capital adequacy policy.

Farmer Mac II LLC redeemed all of the outstanding shares of Farmer Mac II LLC Preferred Stock on March 30, 2015, the initial redemption date, at a cash redemption price equal to the liquidation preference (the same as the par value) of $1,000 per share, using the $150.0 million in proceeds of the preferred stock offerings Farmer Mac completed in 2014 and cash on hand to fund this redemption. The redemption of the Farmer Mac II LLC Preferred Stock triggered the redemption of all of the outstanding FALConS on the same day. For more information on the Farmer Mac II LLC Preferred Stock and Farmer Mac's capital, see "Business—Financing—Equity Issuance—Non-Controlling Interest in Farmer Mac II LLC" and "Business—Government Regulation of Farmer Mac—Capital Standards" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 10, 2016.

Regulatory Matters

The Dodd-Frank Act contains a variety of provisions designed to regulate financial markets. Certain provisions of the Dodd-Frank Act, including those regarding derivatives, corporate governance, and executive compensation, apply to Farmer Mac. On October 22, 2015, the Federal Reserve Board, FCA,

the Federal Deposit Insurance Corporation, the Federal Housing Finance Agency, and the Office of the Comptroller of the Currency adopted a joint final rule to establish minimum requirements for the exchange of initial and variation margin between swap dealers or major swap participants and their counterparties to non-cleared swaps. This final rule, which will become effective later this year, will establish minimum requirements for the exchange of initial and variation margin between Farmer Mac and its swap dealer counterparties in non-cleared swaps transactions. On February 23, 2016, FCA published a proposed rule in the Federal Register to amend the Liquidity and Investment Regulations to comply with Section 939A of the Dodd-Frank Act by removing references and requirements relating to credit ratings and replacing them with other standards of creditworthiness, as well as to revise the eligibility criteria and exposure limits for certain types of investments. Farmer Mac submitted comments on this proposed rule to FCA on April 25, 2016. Farmer Mac does not expect that any of the final rules that have been adopted under the Dodd-Frank Act (including the final rule establishing margin requirements for non-cleared swaps) or that are anticipated to be adopted (including the FCA's proposed rule that would replace references and requirements related to credit ratings with other standards of creditworthiness) will have a material effect on Farmer Mac's business activities and operations or financial condition. Farmer Mac will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act and expects to be able to adapt successfully to any new applicable legislative and regulatory requirements.

Other Matters

Common Stock Dividends. On March 2, 2016, Farmer Mac's Board of Directors declared a quarterly dividend of $0.26 per share on all classes of its common stock. This quarterly dividend was paid on March 31, 2016 to holders of record of Farmer Mac's common stock as of March 21, 2016. For each quarter in 2015, Farmer Mac paid a quarterly dividend of $0.16 per share on all classes of its common stock. Farmer Mac's ability to declare and pay dividends on common stock could be restricted if it fails to comply with applicable capital requirements. See "Business—Government Regulation of Farmer Mac—Capital Standards—Enforcement Levels" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 10, 2016.

Preferred Stock Dividends. On March 2, 2016, Farmer Mac's Board of Directors declared a quarterly dividend of $0.3672 per share on its 5.875% Non-Cumulative Preferred Stock, Series A ("Series A Preferred Stock"), $0.4297 per share on its 6.875% Non-Cumulative Preferred Stock, Series B
("Series B Preferred Stock"), and $0.375 per share on its 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C ("Series C Preferred Stock"). Farmer Mac paid the quarterly dividends on each series of preferred stock for the period from, but not including, January 17, 2016 to and including April 17, 2016, which were payable on April 17, 2016 to holders of record as of April 4, 2016. For each quarter of 2015, Farmer Mac paid a quarterly dividend of $0.3672 per share, $0.4297 per share, and $0.375 per share on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, respectively.

Non-controlling Interest – Preferred Stock Dividends. For first quarter 2015, Farmer Mac LLC paid a quarterly dividend of $22.1875 per share on the Farmer Mac II LLC Preferred Stock. Farmer Mac's income tax expense is determined based on income before taxes less the amount of these dividends. Farmer Mac II LLC redeemed all of the outstanding shares of Farmer Mac II LLC Preferred Stock on March 30, 2015.

Supplemental Information

The following tables present quarterly and annual information regarding new business volume, repayments, and outstanding business volume:

Table 24

New Business Volume
	Farm & Ranch		USDA Guarantees	Rural Utilities		Institutional Credit
	Loans	LTSPCs	USDA Securities	Loans	LTSPCs	AgVantage	Total
	(in thousands)
For the quarter ended:
March 31, 2016	$198,548	$68,017	$98,968	$9,691	$—	$927,219	$1,302,443
December 31, 2015	245,252	185,919	72,442	46,082	—	14,391	564,086
September 30, 2015	175,965	79,621	91,374	53,552	522,262	506,602	1,429,376
June 30, 2015	196,927	102,944	123,933	—	—	307,250	731,054
March 31, 2015	130,224	59,311	89,186	8,703	—	214,915	502,339
December 31, 2014	196,058	72,045	86,942	6,972	—	454,490	816,507
September 30, 2014	150,243	77,368	97,275	9,936	—	295,700	630,522
June 30, 2014	159,116	34,850	90,785	4,689	—	300,775	590,215
March 31, 2014	192,407	185,594	67,984	53,903	—	228,690	728,578

For the year ended:
December 31, 2015	748,368	427,795	376,935	108,337	522,262	1,043,158	3,226,855
December 31, 2014	697,824	369,857	342,986	75,500	—	1,279,655	2,765,822

Table 25

Repayments of Assets by Line of Business
	Farm & Ranch			USDA Guarantees	Rural Utilities		Institutional Credit
	Loans	Guaranteed Securities	LTSPCs	USDA Securities	Loans	LTSPCs	AgVantage	Total
	(in thousands)
For the quarter ended:
Scheduled	$42,555	$17,866	$42,619	$42,969	$25,966	$4,140	$589,847	$765,962
Unscheduled	91,510	10,883	72,642	44,694	—	—	—	219,729
March 31, 2016	$134,065	$28,749	$115,261	$87,663	$25,966	$4,140	$589,847	$985,691

Scheduled	$6,689	$16,884	$26,265	$18,981	$11,234	$4,165	$15,154	$99,372
Unscheduled	59,280	22,534	78,250	33,809	—	—	—	193,873
December 31, 2015	$65,969	$39,418	$104,515	$52,790	$11,234	$4,165	$15,154	$293,245

Scheduled	$37,524	$11,178	$45,943	$19,785	$25,662	$4,033	$609,524	$753,649
Unscheduled	70,242	11,164	61,075	35,394	—	—	—	177,875
September 30, 2015	$107,766	$22,342	$107,018	$55,179	$25,662	$4,033	$609,524	$931,524

Scheduled	$8,687	$11,126	$34,064	$31,064	$19	$—	$9,245	$94,205
Unscheduled	48,659	11,299	47,714	45,357	13,910	—	—	166,939
June 30, 2015	$57,346	$22,425	$81,778	$76,421	$13,929	$—	$9,245	$261,144

Scheduled	$39,803	$21,163	$53,747	$33,388	$25,805	$—	$81,922	$255,828
Unscheduled	59,731	16,687	68,330	38,914	390	—	—	184,052
March 31, 2015	$99,534	$37,850	$122,077	$72,302	$26,195	$—	$81,922	$439,880

Scheduled	$7,000	$19,821	$28,472	$16,966	$—	$—	$9,349	$81,608
Unscheduled	29,284	21,907	58,882	31,890	—	—	—	141,963
December 31, 2014	$36,284	$41,728	$87,354	$48,856	$—	$—	$9,349	$223,571

Scheduled	$37,361	$11,560	$45,631	$18,123	$43,612	$—	$383,130	$539,417
Unscheduled	59,601	15,002	54,683	29,539	—	—	—	158,825
September 30, 2014	$96,962	$26,562	$100,314	$47,662	$43,612	$—	$383,130	$698,242

Scheduled	$9,813	$13,623	$52,622	$28,681	$—	$—	$361,831	$466,570
Unscheduled	45,094	13,575	42,550	38,465	19,622	—	—	159,306
June 30, 2014	$54,907	$27,198	$95,172	$67,146	$19,622	$—	$361,831	$625,876

Scheduled	$41,587	$24,430	$48,157	$29,319	$23,744	$—	$176,268	$343,505
Unscheduled	63,329	9,747	59,856	39,086	55,164	—	—	227,182
March 31, 2014	$104,916	$34,177	$108,013	$68,405	$78,908	$—	$176,268	$570,687

For the year ended:
Scheduled	$92,703	$60,351	$160,019	$103,218	$62,720	$8,198	$715,845	$1,203,054
Unscheduled	237,912	61,684	255,369	153,474	14,300	—	—	722,739
December 31, 2015	$330,615	$122,035	$415,388	$256,692	$77,020	$8,198	$715,845	$1,925,793

Scheduled	$95,761	$69,434	$174,882	$93,089	$67,356	$—	$930,578	$1,431,100
Unscheduled	197,308	60,231	215,971	138,980	74,786	—	—	687,276
December 31, 2014	$293,069	$129,665	$390,853	$232,069	$142,142	$—	$930,578	$2,118,376

Table 26

Lines of Business - Outstanding Business Volume
	Farm & Ranch			USDA Guarantees	Rural Utilities		Institutional Credit
	Loans	Guaranteed Securities	LTSPCs	USDA Securities	Loans	LTSPCs	AgVantage	Total
	(in thousands)
As of:
March 31, 2016	$3,022,458	$485,302	$2,206,029	$1,929,582	$991,851	$518,724	$7,061,626	$16,215,572
December 31, 2015	2,957,975	514,051	2,253,273	1,918,277	1,008,126	522,864	6,724,254	15,898,820
September 30, 2015	2,778,692	553,469	2,171,869	1,898,625	982,078	518,229	6,725,017	15,627,979
June 30, 2015	2,710,493	575,811	2,199,266	1,862,430	954,188	—	6,827,939	15,130,127
March 31, 2015	2,570,912	598,236	2,178,100	1,814,918	968,117	—	6,529,934	14,660,217
December 31, 2014	2,540,222	636,086	2,240,866	1,798,034	985,609	—	6,396,941	14,597,758
September 30, 2014	2,380,448	677,814	2,256,175	1,759,948	978,637	—	5,951,800	14,004,822
June 30, 2014	2,327,167	704,376	2,279,121	1,710,335	1,012,313	—	6,039,230	14,072,542
March 31, 2014	2,222,958	731,574	2,339,443	1,686,696	1,027,246	—	6,100,286	14,108,203

Table 27

On-Balance Sheet Outstanding Business Volume
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
March 31, 2016	$4,942,566	$2,296,767	$4,468,045	$11,707,378
December 31, 2015	4,923,163	2,271,960	4,118,366	11,313,489
September 30, 2015	4,889,894	2,147,916	4,049,361	11,087,171
June 30, 2015	5,136,559	2,118,999	4,102,075	11,357,633
March 31, 2015	5,006,542	2,020,600	3,857,363	10,884,505
December 31, 2014	5,020,085	2,002,943	3,697,272	10,720,300
September 30, 2014	4,823,897	1,919,353	3,324,703	10,067,953
June 30, 2014	4,955,560	1,881,625	3,247,011	10,084,196
March 31, 2014	4,890,979	1,834,352	3,304,094	10,029,425

The following table presents the quarterly net effective spread by segment:

Table 28

	Net Effective Spread by Line of Business
	Farm & Ranch		USDA Guarantees		Rural Utilities		Institutional Credit		Corporate		Net Effective Spread
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
For the quarter ended:
March 31, 2016	$9,461	1.71%	$4,308	0.91%	$2,538	1.02%	$11,090	0.80%	$2,552	0.26%	$29,949	0.82%
December 31, 2015	9,381	1.72%	4,518	0.96%	2,845	1.14%	10,899	0.80%	2,306	0.26%	29,949	0.85%
September 30, 2015	9,628	1.80%	4,630	0.99%	2,907	1.18%	11,271	0.81%	1,951	0.25%	30,387	0.88%
June 30, 2015	9,681	1.82%	4,466	0.98%	2,838	1.18%	10,860	0.78%	1,942	0.25%	29,787	0.88%
March 31, 2015(1)	10,114	1.97%	4,225	0.95%	2,804	1.15%	10,425	0.77%	1,689	0.20%	29,257	0.86%
December 31, 2014(2)	8,682	1.71%	5,250	1.19%	2,908	1.18%	9,870	0.78%	1,732	0.26%	28,442	0.91%
September 30, 2014	8,207	1.68%	5,073	1.18%	2,890	1.16%	9,823	0.78%	3,773	0.59%	29,766	0.97%
June 30, 2014	7,820	1.64%	4,159	0.99%	2,953	1.16%	9,957	0.78%	4,160	0.57%	29,049	0.92%
March 31, 2014(3)	7,114	1.53%	3,784	0.91%	1,990	0.73%	9,406	0.74%	4,142	0.56%	26,436	0.84%

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

(3)	First quarter 2014 includes the impact of spread compression in the Rural Utilities line of business from the early refinancing of loans (41 basis points).

The following table presents quarterly core earnings reconciled to net income attributable to common stockholders:

Table 29

Core Earnings by Quarter Ended
	March 2016	December 2015	September 2015	June 2015	March 2015	December 2014	September 2014	June 2014	March 2014
	(in thousands)
Revenues:
Net effective spread	$29,949	$29,949	$30,387	$29,787	$29,257	$28,442	$29,766	$29,049	$26,436
Guarantee and commitment fees	4,669	4,730	4,328	4,085	4,012	4,097	4,152	4,216	4,315
Other(1)	(517)	(284)	(93)	(24)	(405)	(1,285)	(2,001)	(520)	(410)
Total revenues	34,101	34,395	34,622	33,848	32,864	31,254	31,917	32,745	30,341

Credit related expense/(income):
Provision for/(release of) losses	63	(49)	(303)	1,256	(696)	(479)	(804)	(2,557)	674
REO operating expenses	39	44	48	—	(1)	48	1	59	2
Losses/(gains) on sale of REO	—	—	—	—	1	28	—	(168)	3
Total credit related expense/(income)	102	(5)	(255)	1,256	(696)	(403)	(803)	(2,666)	679

Operating expenses:
Compensation and employee benefits	5,774	5,385	5,236	5,733	5,693	4,971	4,693	4,889	4,456
General and administrative	3,526	3,238	3,676	3,374	2,823	2,992	3,123	3,288	2,794
Regulatory fees	613	613	600	600	600	600	593	594	594
Total operating expenses	9,913	9,236	9,512	9,707	9,116	8,563	8,409	8,771	7,844

Net earnings	24,086	25,164	25,365	22,885	24,444	23,094	24,311	26,640	21,818
Income tax expense/(benefit)(2)	8,444	8,855	8,924	8,091	6,692	4,858	6,327	(4,734)	4,334
Net (loss)/income attributable to non-controlling interest	(28)	(60)	(36)	(119)	5,354	5,414	5,412	5,819	5,547
Preferred stock dividends	3,295	3,296	3,295	3,296	3,295	3,296	3,283	2,308	952
Core earnings	$12,375	$13,073	$13,182	$11,617	$9,103	$9,526	$9,289	$23,247	$10,985

Reconciling items (after-tax effects):
Unrealized (losses)/gains on financial derivatives and hedging activities	(1,943)	1,784	(4,489)	10,388	(582)	(3,717)	2,685	(3,053)	(2,395)
Unrealized gains/(losses) on trading assets	233	452	(5)	110	236	679	(21)	(46)	426
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(183)	(171)	(76)	(81)	(529)	(811)	(440)	(179)	(8,027)
Net effects of settlements on agency forward contracts	(165)	(106)	(253)	128	(164)	(30)	73	236	(176)
Loss on retirement of Farmer Mac II LLC Preferred Stock	—	—	—	—	(6,246)	—	—	—	—
Net income attributable to common stockholders	$10,317	$15,032	$8,359	$22,162	$1,818	$5,647	$11,586	$20,205	$813

(1)
Fourth quarter 2014 and third quarter 2014 include $13.6 million and $17.9 million, respectively, of interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased and $12.8 million and $16.4 million, respectively of gains on securities sold, not yet purchased.

(2)
Fourth quarter 2014 and second quarter 2014 reflect a reduction of $1.4 million and $11.6 million, respectively, in the tax valuation allowance against capital loss carryforwards related to capital gains on securities sold, not yet purchased. First quarter 2014 reflects a reduction in tax valuation allowance of $0.8 million associated with certain gains on investment portfolio assets.

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

Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Farmer Mac's management on a timely basis to allow decisions regarding required disclosure. Management, including Farmer Mac's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Farmer Mac's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2016.

Farmer Mac carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Farmer Mac's disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

None.

Item 1A.    Risk Factors

There were no material changes from the risk factors previously disclosed in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 10, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Farmer Mac is a federally chartered instrumentality of the United States and its debt and equity securities are exempt from registration pursuant to Section 3(a)(2) of the Securities Act of 1933.

During first quarter 2016, the following transactions occurred related to Farmer Mac's equity securities that were not registered under the Securities Act of 1933 and were not otherwise reported on a Current Report on Form 8-K:

Class C Non-Voting Common Stock. Under Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 104 shares of its Class C Non-Voting Common Stock on January 5, 2016 to the three directors who elected to receive stock in lieu of their cash retainers. Farmer Mac calculated the number of shares issued to the directors based on a price of $31.57 per share, which was the closing price of the Class C Non-Voting Common Stock on December 31, 2015 as reported by the New York Stock Exchange.

(b)	Not applicable.

(c)	The table below sets forth information regarding Farmer Mac's purchases of shares of its outstanding Class C Non-Voting Common Stock during the quarter ended March 31, 2016:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Approximate Maximum Dollar Value That May Yet Be Purchased Under the Plan
	(Dollars in thousands, except per share information)
Period:
January 1, 2016 – January 31, 2016	201,469	$29.07	201,469	$8,633
February 1, 2016 – February 29, 2016	104,887	30.61	104,887	5,422
March 1, 2016 – March 31, 2016	410	32.00	410	5,409
Total	306,766	29.60	306,766

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

Not applicable.

Item 5.     Other Information

(a) None.

(b) None.

Item 6.                Exhibits and Financial Statement Schedules
(3)           Exhibits.

*	3.1	—	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Food, Conservation and Energy Act of 2008 (Previously filed as Exhibit to Form 10-Q filed August 12, 2008).
*	3.2	—	Amended and Restated By-Laws of the Registrant (Previously filed as Exhibit 3.1 to Form 8-K filed June 9, 2014).
*	4.1	—	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Previously filed as Exhibit 4.1 to Form 10-Q filed May 15, 2003).
*	4.2	—	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Previously filed as Exhibit 4.2 to Form 10-Q filed May 15, 2003).
*	4.3	—	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Previously filed as Exhibit 4.3 to Form 10-Q filed May 15, 2003).
*	4.4	—	Specimen Certificate for 5.875% Non-Cumulative Preferred Stock, Series A (Previously filed as Exhibit 4.4.1 to Form 10-Q filed May 9, 2013).
*	4.4.1	—	Certificate of Designation of Terms and Conditions of 5.875% Non-Cumulative Preferred Stock, Series A (Previously filed as Exhibit 4.1 to Form 8-A filed January 17, 2013).
*	4.5	—	Specimen Certificate for 6.875% Non-Cumulative Preferred Stock, Series B (Previously filed as Exhibit 4.5 to Form 10-Q filed May 12, 2014).
*	4.5.1	—	Certificate of Designation of Terms and Conditions of 6.875% Non-Cumulative Preferred Stock, Series B (Previously filed as Exhibit 4.1 to Form 8-A filed March 25, 2014).
*	4.6	—	Specimen Certificate for 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.6 to Form 10-Q filed August 11, 2014).
*	4.6.1	—	Certificate of Designation of Terms and Conditions of 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.1 to Form 8-A filed June 20, 2014).
**#	10.1	—
Amended and Restated First Supplemental Note Purchase Agreement dated as of March 15, 2016 between Farmer Mac, Farmer Mac Mortgage Securities Corporation, and National Rural Utilities Cooperative Finance Corporation

**	31.1	—
Certification of Registrant's principal executive officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Registrant's principal executive officer and principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Timothy L. Buzby		May 10, 2016
By:	Timothy L. Buzby	Date
President and Chief Executive Officer
(Principal Executive Officer)

/s/ R. Dale Lynch		May 10, 2016
By:	R. Dale Lynch	Date
Executive Vice President – Chief Financial Officer
(Principal Financial Officer)