Form 10-Q
period 2016-06-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2016-08-09
CIK 845877

As filed with the Securities and Exchange Commission on August 9, 2016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
Commission File Number 001-14951
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
Yes        ☐                                No           ☒
As of August 1, 2016, the registrant had outstanding 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock and 8,939,354 shares of Class C Non-Voting Common Stock.

PART I

Item 1.	Financial Statements

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of
	June 30, 2016	December 31, 2015
	(in thousands)
Assets:
Cash and cash equivalents	$1,764,626	$1,210,084
Investment securities:
Available-for-sale, at fair value	2,460,679	2,775,025
Trading, at fair value	281	491
Total investment securities	2,460,960	2,775,516
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value	4,731,031	4,152,605
Held-to-maturity, at amortized cost	1,388,724	1,274,016
Total Farmer Mac Guaranteed Securities	6,119,755	5,426,621
USDA Securities:
Available-for-sale, at fair value	1,967,759	1,888,344
Trading, at fair value	24,787	28,975
Total USDA Securities	1,992,546	1,917,319
Loans:
Loans held for investment, at amortized cost	3,277,522	3,258,413
Loans held for investment in consolidated trusts, at amortized cost	922,666	708,111
Allowance for loan losses	(4,893)	(4,480)
Total loans, net of allowance	4,195,295	3,962,044
Real estate owned, at lower of cost or fair value	1,330	1,369
Financial derivatives, at fair value	8,242	3,816
Interest receivable (includes $9,454 and $7,938, respectively, related to consolidated trusts)	106,400	112,700
Guarantee and commitment fees receivable	39,653	40,189
Deferred tax asset, net	30,659	42,916
Prepaid expenses and other assets	103,724	47,780
Total Assets	$16,823,190	$15,540,354

Liabilities and Equity:
Liabilities:
Notes payable:
Due within one year	$10,125,269	$9,111,461
Due after one year	4,722,814	4,967,036
Total notes payable	14,848,083	14,078,497
Debt securities of consolidated trusts held by third parties	928,050	713,536
Financial derivatives, at fair value	140,758	77,199
Accrued interest payable (includes $7,936 and $6,705, respectively, related to consolidated trusts)	47,906	47,621
Guarantee and commitment obligation	38,115	38,609
Accounts payable and accrued expenses	232,934	29,089
Reserve for losses	2,191	2,083
Total Liabilities	16,238,037	14,986,634
Commitments and Contingencies (Note 6)
Equity:
Preferred stock:
Series A, par value $25 per share, 2,400,000 shares authorized, issued and outstanding	58,333	58,333
Series B, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,044	73,044
Series C, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,382	73,382
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 8,928,855 shares and 9,155,661 shares outstanding, respectively	8,929	9,156
Additional paid-in capital	117,989	117,862
Accumulated other comprehensive income/(loss), net of tax	12,384	(11,019)
Retained earnings	239,349	231,228
Total Stockholders' Equity	584,941	553,517
Non-controlling interest	212	203
Total Equity	585,153	553,720
Total Liabilities and Equity	$16,823,190	$15,540,354
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$6,560	$3,094	$13,241	$5,959
Farmer Mac Guaranteed Securities and USDA Securities	37,299	34,484	72,809	67,606
Loans	33,377	28,814	65,077	56,778
Total interest income	77,236	66,392	151,127	130,343
Total interest expense	42,878	34,528	83,129	67,690
Net interest income	34,358	31,864	67,998	62,653
Provision for loan losses	(364)	(110)	(413)	(186)
Net interest income after provision for loan losses	33,994	31,754	67,585	62,467
Non-interest (loss)/income:
Guarantee and commitment fees	3,655	3,388	7,281	6,765
(Losses)/gains on financial derivatives and hedging activities	(4,696)	14,389	(11,478)	10,507
Gains on trading securities	394	170	752	532
(Losses)/gains on sale of available-for-sale investment securities	—	—	(9)	6
Losses on sale of real estate owned	—	—	—	(1)
Other income	413	260	514	873
Non-interest (loss)/income	(234)	18,207	(2,940)	18,682
Non-interest expense:
Compensation and employee benefits	5,611	5,733	11,385	11,426
General and administrative	3,757	3,374	7,283	6,197
Regulatory fees	612	600	1,225	1,200
Real estate owned operating costs, net	—	—	39	(1)
Provision for reserve for losses	94	1,146	108	374
Non-interest expense	10,074	10,853	20,040	19,196
Income before income taxes	23,686	39,108	44,605	61,953
Income tax expense	8,400	13,769	15,735	18,000
Net income	15,286	25,339	28,870	43,953
Less: Net loss/(income) attributable to non-controlling interest	16	119	44	(5,235)
Net income attributable to Farmer Mac	15,302	25,458	28,914	38,718
Preferred stock dividends	(3,296)	(3,296)	(6,591)	(6,591)
Loss on retirement of preferred stock	—	—	—	(8,147)
Net income attributable to common stockholders	$12,006	$22,162	$22,323	$23,980

Earnings per common share and dividends:
Basic earnings per common share	$1.15	$2.01	$2.13	$2.19
Diluted earnings per common share	$1.13	$1.94	$2.07	$2.11
Common stock dividends per common share	$0.26	$0.16	$0.52	$0.32
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(in thousands)
Net income	$15,286	$25,339	$28,870	$43,953
Other comprehensive income/(loss) before taxes:
Net unrealized gains/(losses) on available-for sale securities	52,130	(41,851)	45,753	16,586
Net changes in held-to-maturity securities	(997)	(3,350)	(2,008)	(6,693)
Net unrealized (losses)/gains on cash flow hedges	(2,976)	1,430	(7,739)	1,183
Other comprehensive income/(loss) before tax	48,157	(43,771)	36,006	11,076
Income tax (expense)/benefit related to other comprehensive income	(16,856)	15,320	(12,603)	(3,876)
Other comprehensive income/(loss), net of tax	31,301	(28,451)	23,403	7,200
Comprehensive income/(loss)	46,587	(3,112)	52,273	51,153
Less: comprehensive loss/(income) attributable to non-controlling interest	16	119	44	(5,235)
Comprehensive income/(loss) attributable to Farmer Mac	$46,603	$(2,993)	$52,317	$45,918
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Interest	Equity
	(in thousands)
Balance as of December 31, 2014	8,400	$204,759	10,937	$10,937	$113,559	$15,533	$201,013	$236,028	$781,829
Net income/(loss):
Attributable to Farmer Mac	—	—	—	—	—	—	38,718	—	38,718
Attributable to non-controlling interest	—	—	—	—	—	—	—	(119)	(119)
Other comprehensive loss, net of tax	—	—	—	—	—	7,200	—	—	7,200
Cash dividends:
Preferred stock	—	—	—	—	—	—	(6,591)	—	(6,591)
Common stock	—	—	—	—	—	—	(3,516)	—	(3,516)
Issuance of Class C Common Stock	—	—	102	102	7	—	—	—	109
Stock-based compensation cost	—	—	—	—	1,644	—	—	—	1,644
Other stock-based award activity	—	—	—	—	888	—	—	—	888
Investment in subsidiary - non-controlling interest	—	—	—	—	—	—	—	131	131
Redemption of Farmer Mac II LLC preferred stock	—	—	—	—	—	—	(8,147)	(235,853)	(244,000)
Balance as of June 30, 2015	8,400	$204,759	11,039	$11,039	$116,098	$22,733	$221,477	$187	$576,293

Balance as of December 31, 2015	8,400	$204,759	10,687	$10,687	$117,862	$(11,019)	$231,228	$203	$553,720
Net income/(loss):
Attributable to Farmer Mac	—	—	—	—	—	—	28,914	—	28,914
Attributable to non-controlling interest	—	—	—	—	—	—	—	(44)	(44)
Other comprehensive loss, net of tax	—	—	—	—	—	23,403	—	—	23,403
Cash dividends:
Preferred stock	—	—	—	—	—	—	(6,591)	—	(6,591)
Common stock	—	—	—	—	—	—	(5,421)	—	(5,421)
Issuance of Class C Common Stock	—	—	80	80	6	—	—	—	86
Repurchase of Class C Common Stock	—	—	(307)	(307)	—	—	(8,781)	—	(9,088)
Stock-based compensation cost	—	—	—	—	1,788	—	—	—	1,788
Other stock-based award activity	—	—	—	—	(1,667)	—	—	—	(1,667)
Investment in subsidiary - non-controlling interest	—	—	—	—	—	—	—	53	53
Balance as of June 30, 2016	8,400	$204,759	10,460	$10,460	$117,989	$12,384	$239,349	$212	$585,153
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30, 2016	June 30, 2015
	(in thousands)
Cash flows from operating activities:
Net income	$28,870	$43,953
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums, and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Securities	1,035	1,604
Amortization of debt premiums, discounts and issuance costs	16,143	5,870
Net change in fair value of trading securities, hedged assets, and financial derivatives	4,314	(15,619)
Losses/(gains) on sale of available-for-sale investment securities	9	(6)
Loss on sale of real estate owned	—	1
Total provision for losses	521	560
Deferred income taxes	(1,964)	5,657
Stock-based compensation expense	1,788	1,644
Proceeds from repayment of trading investment securities	325	437
Proceeds from repayment of loans purchased as held for sale	37,460	54,728
Net change in:
Interest receivable	6,300	5,747
Guarantee and commitment fees receivable	536	1,615
Other assets	(54,970)	9,182
Accrued interest payable	285	1,828
Other liabilities	(3,499)	(3,838)
Net cash provided by operating activities	37,153	113,363
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(341,099)	(915,614)
Purchases of Farmer Mac Guaranteed Securities and USDA Securities	(1,506,177)	(559,162)
Purchases of loans held for investment	(459,315)	(336,364)
Purchases of defaulted loans	(1,415)	(1,981)
Proceeds from repayment of available-for-sale investment securities	624,402	914,988
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Securities	845,206	236,801
Proceeds from repayment of loans purchased as held for investment	199,357	143,804
Proceeds from sale of available-for-sale investment securities	186,769	74,998
Proceeds from sale of Farmer Mac Guaranteed Securities	278,443	112,440
Payments from sale of real estate owned	—	(1)
Net cash used in investing activities	(173,829)	(330,091)
Cash flows from financing activities:
Proceeds from issuance of discount notes	48,914,061	38,965,462
Proceeds from issuance of medium-term notes	2,843,542	2,690,604
Payments to redeem discount notes	(48,963,471)	(38,734,464)
Payments to redeem medium-term notes	(2,040,800)	(2,106,715)
Excess tax benefits related to stock-based awards	253	154
Payments to third parties on debt securities of consolidated trusts	(41,259)	(20,641)
Proceeds from common stock issuance	137	1,488
Common stock repurchased	(9,286)	—
Investment in subsidiary - non-controlling interest	53	131
Redemption of Farmer Mac II LLC Preferred Stock	—	(244,000)
Dividends paid - Non-controlling interest - preferred stock	—	(5,415)
Dividends paid on common and preferred stock	(12,012)	(10,107)
Net cash provided by financing activities	691,218	536,497
Net increase in cash and cash equivalents	554,542	319,769
Cash and cash equivalents at beginning of period	1,210,084	1,363,387
Cash and cash equivalents at end of period	$1,764,626	$1,683,156
  The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim unaudited consolidated financial statements of the Federal Agricultural Mortgage Corporation ("Farmer Mac") and subsidiaries have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Farmer Mac and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted as permitted by SEC rules and regulations. The December 31, 2015 consolidated balance sheet presented in this report has been derived from Farmer Mac's audited 2015 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2015 consolidated financial statements of Farmer Mac and subsidiaries included in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 10, 2016. That Form 10-K describes Farmer Mac's significant accounting policies, which include its policies on Principles of Consolidation; Cash and Cash Equivalents and Statements of Cash Flows; Transfers of Financial Assets and Liabilities; Investment Securities, Farmer Mac Guaranteed Securities, and USDA Securities; Loans; Securitization of Loans; Real Estate Owned; Financial Derivatives; Notes Payable; Allowance for Loan Losses and Reserve for Losses; Earnings Per Common Share; Income Taxes; Stock-Based Compensation; Comprehensive Income; Long-Term Standby Purchase Commitments; Fair Value Measurement; and Consolidation of Variable Interest Entities ("VIEs"). Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year. Presented below are Farmer Mac's significant accounting policies that contain updated information for the three and six months ended June 30, 2016.

Principles of Consolidation

The consolidated financial statements include the accounts of Farmer Mac and its three subsidiaries: (1) Farmer Mac Mortgage Securities Corporation ("FMMSC"), whose principal activities are to facilitate the purchase and issuance of Farmer Mac Guaranteed Securities; (2) Farmer Mac II LLC, whose principal activity is the operation of substantially all of the business related to the USDA Guarantees line of business – primarily the acquisition of USDA Securities; and (3) Contour Valuation Services, LLC (which began doing business as AgVisory during first quarter 2016), whose principal activity is to appraise agricultural real estate.  The consolidated financial statements also include the accounts of VIEs in which Farmer Mac determined itself to be the primary beneficiary.

The following tables present, by line of business, details about the consolidation of VIEs:

Table 1.1

	Consolidation of Variable Interest Entities
	As of June 30, 2016
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost	$922,666	$—	$—	$—	$—	$922,666
Debt securities of consolidated trusts held by third parties (1)	928,050	—	—	—	—	928,050
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value (2)	—	33,447	—	30,962	—	64,409
Maximum exposure to loss (3)	—	32,886	—	30,000	—	62,886
Investment securities:
Carrying value (4)	—	—	—	—	812,501	812,501
Maximum exposure to loss (3) (4)	—	—	—	—	813,063	813,063
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (3) (5)	466,479	30,962	—	970,000	—	1,467,441

(1)	Includes borrower remittances of $5.4 million. The borrower remittances have not been passed through to third party investors as of June 30, 2016.

(2)
Includes $0.6 million of unamortized premiums and discounts and fair value adjustments related to the USDA Guarantees line of business. Includes fair value adjustments related to the Institutional Credit line of business of $1.0 million.

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

(3)	Farmer Mac uses unpaid principal balance and the outstanding face amount of investment securities to represent maximum exposure to loss.

(4)	Includes auction-rate certificates, asset-backed securities, and GSE-guaranteed mortgage-backed securities.

(5)	The amount under the Farm & Ranch line of business relates to unconsolidated trusts where Farmer Mac determined it was not the primary beneficiary due to shared power with an unrelated party.

(a)	Statements of Cash Flows

The following table sets forth information regarding certain non-cash transactions for the six months ended June 30, 2016 and 2015:

Table 1.2

	For the Six Months Ended
	June 30, 2016	June 30, 2015
	(in thousands)
Non-cash activity:
Loans acquired and securitized as Farmer Mac Guaranteed Securities	$278,443	$112,440
Consolidation of Farm & Ranch Guaranteed Securities from off-balance sheet to loans held for investment in consolidated trusts and to debt securities of consolidated trusts held by third parties	255,781	112,440
Purchases of securities - traded, not yet settled	224,990	236,600
Issuance costs on the retirement of Farmer Mac II LLC Preferred Stock	—	8,147

(b)	Earnings Per Common Share

Basic earnings per common share ("EPS") is based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per common share is based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options, stock appreciation rights ("SARs"), and non-vested restricted stock awards.  The following schedule reconciles basic and diluted EPS for the six months ended June 30, 2016 and 2015:

Table 1.3

	For the Three Months Ended
	June 30, 2016			June 30, 2015
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$12,006	10,456	$1.15	$22,162	11,010	$2.01
Effect of dilutive securities(1)
Stock options, SARs and restricted stock	—	158	(0.02)	—	428	(0.07)
Diluted EPS	$12,006	10,614	$1.13	$22,162	11,438	$1.94

(1)
For the three months ended June 30, 2016 and 2015, stock options and SARs of 82,052 and 229,693, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the three months ended June 30, 2016 and 2015, contingent shares of non-vested restricted stock of 37,284 and 45,034, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.

	For the Six Months Ended
	June 30, 2016			June 30, 2015
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$22,323	10,460	$2.13	$23,980	10,974	$2.19
Effect of dilutive securities(1)
Stock options, SARs and restricted stock	—	348	(0.06)	—	411	(0.08)
Diluted EPS	$22,323	10,808	$2.07	$23,980	11,385	$2.11

(1)
For the six months ended June 30, 2016 and 2015, stock options and SARs of 146,459 and 215,547, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the six months ended June 30, 2016 and 2015, contingent shares of non-vested restricted stock of 37,284 and 37,774, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.

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

The following table presents the changes in accumulated other comprehensive income ("AOCI"), net of tax, by component for the three and six months ended June 30, 2016 and 2015:

Table 1.4

	As of June 30, 2016				As of June 30, 2015
	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$(14,180)	$(1,133)	$(3,604)	$(18,917)	$47,700	$3,800	$(316)	$51,184
Other comprehensive income/(loss) before reclassifications	36,469	—	(2,267)	34,202	(23,936)	—	772	(23,164)
Amounts reclassified from AOCI	(2,585)	(648)	332	(2,901)	(3,266)	(2,178)	157	(5,287)
Net other comprehensive income/(loss)	33,884	(648)	(1,935)	31,301	(27,202)	(2,178)	929	(28,451)
Ending Balance	$19,704	$(1,781)	$(5,539)	$12,384	$20,498	$1,622	$613	$22,733

For the Six Months Ended
Beginning Balance	$(10,035)	$(476)	$(508)	$(11,019)	$9,716	$5,973	$(156)	$15,533
Other comprehensive income/(loss) before reclassifications	34,700	—	(5,662)	29,038	17,407	—	533	17,940
Amounts reclassified from AOCI	(4,961)	(1,305)	631	(5,635)	(6,625)	(4,351)	236	(10,740)
Net other comprehensive income/(loss)	29,739	(1,305)	(5,031)	23,403	10,782	(4,351)	769	7,200
Ending Balance	$19,704	$(1,781)	$(5,539)	$12,384	$20,498	$1,622	$613	$22,733

The following table presents other comprehensive income activity, the impact on net income of amounts reclassified from each component of AOCI, and the related tax impact for the three and six months ended June 30, 2016 and 2015:

Table 1.5

	For the Three Months Ended
	June 30, 2016			June 30, 2015
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive income/(loss):
Available-for-sale-securities:
Unrealized holding gains/(losses) on available-for-sale-securities	$56,107	$19,638	$36,469	$(36,826)	$(12,890)	$(23,936)
Less reclassification adjustments included in:
(Losses)/gains on financial derivatives and hedging activities(1)	(4,016)	(1,405)	(2,611)	(4,952)	(1,733)	(3,219)
Other income(2)	39	13	26	(73)	(26)	(47)
Total	$52,130	$18,246	$33,884	$(41,851)	$(14,649)	$(27,202)
Held-to-maturity securities:
Less reclassification adjustments included in:
Net interest income(3)	$(997)	$(349)	$(648)	$(3,350)	$(1,172)	$(2,178)
Total	$(997)	$(349)	$(648)	$(3,350)	$(1,172)	$(2,178)
Cash flow hedges
Unrealized (losses)/gains on cash flow hedges	$(3,488)	$(1,221)	$(2,267)	$1,186	$414	$772
Less reclassification adjustments included in:
Net interest income(4)	512	180	332	244	87	157
Total	$(2,976)	$(1,041)	$(1,935)	$1,430	$501	$929
Other comprehensive income/(loss)	$48,157	$16,856	$31,301	$(43,771)	$(15,320)	$(28,451)

(1)	Relates to the amortization of unrealized gains on hedged items prior to the application of fair value hedge accounting.

(2)	Represents amortization of deferred gains related to certain available-for-sale USDA Securities and Farmer Mac Guaranteed USDA Securities.

(3)
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

(4)	Relates to the recognition of unrealized gains and losses on cash flow hedges recorded in AOCI.

	For the Six Months Ended
	June 30, 2016			June 30, 2015
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive income:
Available-for-sale-securities:
Unrealized holding gains on available-for-sale-securities	$53,385	$18,685	$34,700	$26,778	$9,371	$17,407
Less reclassification adjustments included in:
(Losses)/gains on financial derivatives and hedging activities(1)	(7,939)	(2,778)	(5,161)	(9,813)	(3,434)	(6,379)
(Losses)/gains on sale of available-for-sale investment securities(2)	9	3	6	(6)	(2)	(4)
Other income(3)	298	104	194	(373)	(131)	(242)
Total	$45,753	$16,014	$29,739	$16,586	$5,804	$10,782
Held-to-maturity securities:
Net interest income(4)	$(2,008)	$(703)	$(1,305)	$(6,693)	$(2,342)	$(4,351)
Total	$(2,008)	$(703)	$(1,305)	$(6,693)	$(2,342)	$(4,351)
Cash flow hedges
Unrealized (losses)/gains on cash flow hedges	$(8,710)	$(3,048)	$(5,662)	$820	$287	$533
Less reclassification adjustments included in:
Net interest income(5)	971	340	631	363	127	236
Total	$(7,739)	$(2,708)	$(5,031)	$1,183	$414	$769
Other comprehensive income	$36,006	$12,603	$23,403	$11,076	$3,876	$7,200

(1)	Relates to the amortization of unrealized gains on hedged items prior to the application of fair value hedge accounting.

(2)	Represents unrealized gains and losses on sales of available-for-sale investment securities.

(3)	Represents amortization of deferred gains related to certain available-for-sale USDA Securities and Farmer Mac Guaranteed USDA Securities.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses," which will require entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Entities will be required to use forward-looking information to better form their credit loss estimates.  The ASU will also require enhanced disclosures to help users of financial statements better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio.  The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019.   Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Farmer Mac is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.

(e)	Reclassifications

Certain reclassifications of prior period information were made to conform to the current period presentation.

2.	INVESTMENT SECURITIES

The following tables set forth information about Farmer Mac's investment securities as of June 30, 2016 and December 31, 2015:

Table 2.1

	As of June 30, 2016
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,700	$—	$19,700	$—	$(1,970)	$17,730
Floating rate asset-backed securities	61,070	(228)	60,842	4	(847)	59,999
Floating rate corporate debt securities	10,000	—	10,000	2	—	10,002
Floating rate Government/GSE guaranteed mortgage-backed securities	1,261,876	3,095	1,264,971	2,600	(3,254)	1,264,317
Fixed rate GSE guaranteed mortgage-backed securities(1)	613	2,808	3,421	4,344	—	7,765
Floating rate GSE subordinated debt	70,000	—	70,000	—	(4,896)	65,104
Fixed rate senior agency debt	175,000	(11)	174,989	9	—	174,998
Fixed rate U.S. Treasuries	860,150	(393)	859,757	1,007	—	860,764
Total available-for-sale	2,458,409	5,271	2,463,680	7,966	(10,967)	2,460,679
Trading:
Floating rate asset-backed securities	1,887	—	1,887	—	(1,606)	281
Total investment securities	$2,460,296	$5,271	$2,465,567	$7,966	$(12,573)	$2,460,960

(1)	Fair value includes $7.1 million of an interest-only security with a notional amount of $147.3 million.

	As of December 31, 2015
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$46,500	$—	$46,500	$—	$(1,576)	$44,924
Floating rate asset-backed securities	74,744	(253)	74,491	14	(776)	73,729
Floating rate corporate debt securities	10,000	—	10,000	—	(9)	9,991
Fixed rate corporate debt securities	10,000	(1)	9,999	—	(5)	9,994
Floating rate Government/GSE guaranteed mortgage-backed securities	1,353,495	3,515	1,357,010	2,768	(4,319)	1,355,459
Fixed rate GSE guaranteed mortgage-backed securities(1)	692	3,117	3,809	4,095	—	7,904
Floating rate GSE subordinated debt	70,000	—	70,000	—	(3,751)	66,249
Fixed rate senior agency debt	214,000	(25)	213,975	12	—	213,987
Fixed rate U.S. Treasuries	993,680	(417)	993,263	2	(477)	992,788
Total available-for-sale	2,773,111	5,936	2,779,047	6,891	(10,913)	2,775,025
Trading:
Floating rate asset-backed securities	2,211	—	2,211	—	(1,720)	491
Total investment securities	$2,775,322	$5,936	$2,781,258	$6,891	$(12,633)	$2,775,516

(1)	Fair value includes $7.2 million of an interest-only security with a notional amount of $148.5 million.

Farmer Mac did not sell any securities from its available-for-sale investment portfolio during the three months ended June 30, 2016 and 2015. During the six months ended June 30, 2016, Farmer Mac received proceeds of $186.8 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $0.1 million and gross realized losses of $0.1 million, compared to proceeds of $75.0 million for the same period in 2015, resulting in gross realized gains of 6,000.

As of June 30, 2016 and December 31, 2015, unrealized losses on available-for-sale investment securities were as follows:

Table 2.2

	As of June 30, 2016
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$17,730	$(1,970)
Floating rate asset-backed securities	40,217	(494)	9,061	(353)
Floating rate Government/GSE guaranteed mortgage-backed securities	473,462	(2,397)	135,301	(857)
Floating rate GSE subordinated debt	—	—	65,104	(4,896)
Total	$513,679	$(2,891)	$227,196	$(8,076)

	As of December 31, 2015
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$18,124	$(1,576)
Floating rate asset-backed securities	44,552	(464)	9,975	(312)
Floating rate corporate debt securities	4,991	(9)	—	—
Fixed rate corporate debt securities	9,994	(5)	—	—
Floating rate Government/GSE guaranteed mortgage-backed securities	794,959	(3,408)	100,192	(911)
Floating rate GSE subordinated debt	—	—	66,249	(3,751)
Fixed rate U.S. Treasuries	944,842	(477)	—	—
Total	$1,799,338	$(4,363)	$194,540	$(6,550)

The unrealized losses presented above are principally due to a general widening of credit spreads from the dates of acquisition to June 30, 2016 and December 31, 2015, as applicable. The resulting decrease in fair values reflects an increase in the perceived risk by the financial markets related to those securities. As of June 30, 2016, all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government or had credit ratings of at least "AA+," except one that was rated "A-." As of December 31, 2015, all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government or had credit ratings of at least "AA+," except three that were rated "A-." The unrealized losses were on 56 and 69 individual investment securities as of June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016, 17 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $8.1 million. As of December 31, 2015, 17 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $6.6 million.  Securities in unrealized loss positions for 12 months or longer have a fair value as of June 30, 2016 that is, on average, approximately 97 percent of their amortized cost basis. Farmer Mac believes that all of these unrealized losses are recoverable within a reasonable period of time by way of maturity or changes in credit spreads. Accordingly, Farmer Mac has concluded that none of the unrealized losses on these available-for-sale investment securities represents other-than-temporary impairment as of June 30, 2016 and December 31, 2015.

Farmer Mac did not own any held-to-maturity investment securities as of June 30, 2016 and December 31, 2015. As of June 30, 2016, Farmer Mac owned trading investment securities with an amortized cost of $1.9 million, a fair value of $0.3 million, and a weighted average yield of 4.53 percent. As of December 31, 2015, Farmer Mac owned trading investment securities with an amortized cost of $2.2 million, a fair value of $0.5 million, and a weighted average yield of 4.41 percent.

The amortized cost, fair value, and weighted average yield of available-for-sale investment securities by remaining contractual maturity as of June 30, 2016 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 2.3

	As of June 30, 2016
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$1,039,762	$1,040,780	0.57%
Due after one year through five years	151,635	151,911	1.19%
Due after five years through ten years	512,451	511,166	1.03%
Due after ten years	759,832	756,822	1.10%
Total	$2,463,680	$2,460,679	0.89%

3.	FARMER MAC GUARANTEED SECURITIES AND USDA SECURITIES

The following tables set forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities as of June 30, 2016 and December 31, 2015:

Table 3.1

	As of June 30, 2016
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$1,391,203	$(2,479)	$1,388,724	$15,468	$(143)	$1,404,049
Available-for-sale:
AgVantage	$4,715,099	$—	$4,715,099	$54,623	$(72,138)	$4,697,584
Farmer Mac Guaranteed USDA Securities	32,886	(301)	32,585	862	—	33,447
Total Farmer Mac Guaranteed Securities	4,747,985	(301)	4,747,684	55,485	(72,138)	4,731,031
USDA Securities	1,873,805	1,867	1,875,672	92,104	(17)	1,967,759
Total available-for-sale	$6,621,790	$1,566	$6,623,356	$147,589	$(72,155)	$6,698,790
Trading:
USDA Securities	$22,705	$1,533	$24,238	$601	$(52)	$24,787

	As of December 31, 2015
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$1,274,431	$(415)	$1,274,016	$7,801	$—	$1,281,817
Available-for-sale:
AgVantage	$4,164,952	$—	$4,164,952	$26,831	$(70,539)	$4,121,244
Farmer Mac Guaranteed USDA Securities	31,554	(333)	31,221	140	—	31,361
Total Farmer Mac Guaranteed Securities	4,196,506	(333)	4,196,173	26,971	(70,539)	4,152,605
USDA Securities	1,849,322	1,890	1,851,212	37,160	(28)	1,888,344
Total available-for-sale	$6,045,828	$1,557	$6,047,385	$64,131	$(70,567)	$6,040,949
Trading:
USDA Securities	$27,129	$1,934	$29,063	$125	$(213)	$28,975

As of June 30, 2016 and December 31, 2015, unrealized losses on held-to-maturity and available-for-sale on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities were as follows:

Table 3.2

	As of June 30, 2016
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$154,857	$(143)	$—	$—

Available-for-sale:
AgVantage	$398,252	$(1,763)	$1,891,826	$(70,375)
USDA Securities	—	—	103,665	(17)
Total available-for-sale	$398,252	$(1,763)	$1,995,491	$(70,392)

	As of December 31, 2015
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Available-for-sale:
AgVantage	$1,193,866	$(41,835)	$1,104,981	$(28,704)
USDA Securities	—	—	103,010	(28)
Total available-for-sale	$1,193,866	$(41,835)	$1,207,991	$(28,732)

The unrealized losses presented above are principally due to higher interest rates from the date of acquisition to June 30, 2016 and December 31, 2015, as applicable. The credit exposure related to Farmer Mac's USDA Guarantees line of business is covered by the full faith and credit guarantee of the United States. The unrealized losses from AgVantage securities were on 22 available-for-sale securities as of June 30, 2016. There were two held-to-maturity AgVantage securities with an unrealized loss as of June 30, 2016. The unrealized losses from AgVantage securities were on 22 available-for-sale securities as of December 31, 2015. There were no unrealized losses from held-to-maturity securities as of December 31, 2015. As of June 30, 2016, 16 available-for-sale AgVantage securities had been in a loss position for more than 12 months with a total unrealized loss of $70.4 million. As of December 31, 2015, 8 available-for-sale AgVantage securities had been in a loss position for more than 12 months with a total unrealized loss of $28.7 million. Farmer Mac has concluded that none of the unrealized losses on its held-to-maturity Farmer Mac Guaranteed Securities and available-for-sale Farmer Mac Guaranteed Securities and USDA Securities are other-than-temporary impairment as of either June 30, 2016 or December 31, 2015.  Farmer Mac does not intend to sell these securities, and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

During the three and six months ended June 30, 2016 and 2015, Farmer Mac realized no gains or losses from the sale of Farmer Mac Guaranteed Securities and USDA Securities.

The amortized cost, fair value, and weighted average yield of available-for-sale and held-to-maturity Farmer Mac Guaranteed Securities and USDA Securities by remaining contractual maturity as of June 30, 2016 are set forth below. The balances presented are based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 3.3

	As of June 30, 2016
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$367,261	$367,986	1.32%
Due after one year through five years	2,320,284	2,333,066	1.53%
Due after five years through ten years	1,448,102	1,486,022	2.20%
Due after ten years	2,487,709	2,511,716	2.60%
Total	$6,623,356	$6,698,790	2.07%

	As of June 30, 2016
	Held-to-Maturity Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$838,099	$838,742	2.19%
Due after one year through five years	513,538	525,345	2.78%
Due after five years through ten years	37,087	39,962	3.37%
Total	$1,388,724	$1,404,049	2.45%

As of June 30, 2016, Farmer Mac owned trading USDA Securities with an amortized cost of $24.2 million, a fair value of $24.8 million, and a weighted average yield of 5.49 percent. As of December 31, 2015, Farmer Mac owned trading USDA Securities with an amortized cost of $29.1 million, a fair value of $29.0 million, and a weighted average yield of 5.53 percent.

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

All financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Changes in the fair values of financial derivatives not designated as cash flow hedges are reported in "(Losses)/gains on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in fair value hedging relationships, changes in the fair values of the hedged items, which are primarily fixed rate AgVantage securities, related to the risk being hedged are also reported in "(Losses)/gains on financial derivatives and hedging activities" in the consolidated statements of operations. Interest accruals on derivatives designated in fair value hedging relationships are recorded in "Net interest income" in the consolidated statements of operations. For the three and six months ended June 30, 2016, the amount of interest expense recognized on those derivatives was $4.1 million and $8.9 million, respectively. For the three and six months ended June 30, 2015, the amount of interest expense recognized on those derivatives was $5.6 million and $11.1 million, respectively. For financial derivatives designated in cash flow hedging relationships, the effective portion of the derivative gain/loss is recorded in other comprehensive income and any ineffective portion is recognized immediately in"(Losses)/gains on financial derivatives and hedging activities" in the consolidated statements of operations. Because the hedging instrument is an interest rate swap and the hedged forecasted transactions are future interest payments on variable-rate debt, amounts recorded in other comprehensive income are reclassified to "Total interest expense" in conjunction with the recognition of interest expense on the debt. During the three and six months ended June 30, 2016, $0.5 million and $1.0 million, respectively, was reclassified out of other comprehensive income into interest expense. For for the three and six months ended June 30, 2015, $0.2 million and $0.4 million, respectively, was reclassified out of other comprehensive income into interest expense. As of June 30, 2016, Farmer Mac expects to reclassify $2.1 million pretax, or $1.3 million after-tax, from accumulated other comprehensive income, net of tax, to earnings over the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2016. During the three and six months ended June 30, 2016 and 2015, there were no gains or losses from interest rate swaps designated as cash flow hedges reclassified to earnings because it became probable the original forecasted transaction would not occur.

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements as of June 30, 2016 and December 31, 2015 and the effects of financial derivatives on the consolidated statements of operations for the three and six months ended June 30, 2016 and 2015:

Table 4.1

	As of June 30, 2016
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$1,391,816	$6	$(67,960)	1.83%	0.64%		5.24
Receive fixed non-callable	30,000	862	—	0.78%	1.75%		3.96
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	157,000	—	(9,360)	2.26%	0.86%		7.21
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	442,611	—	(61,957)	4.08%	0.64%		6.31
Receive fixed non-callable	6,035,677	7,367	(1,007)	0.51%	0.60%		0.53
Receive fixed callable	30,000	—	(17)	0.57%	0.58%		0.83
Basis swaps	400,000	7	(219)	0.61%	0.58%		0.95
Agency forwards	17,586	—	(94)			101.03
Treasury futures	28,100	—	(309)			131.89
Credit valuation adjustment		—	165
Total financial derivatives	$8,532,790	$8,242	$(140,758)
Collateral pledged		—	95,144
Net amount		$8,242	$(45,614)

	As of December 31, 2015
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$1,276,285	$949	$(26,703)	2.35%	0.37%		4.16
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	119,000	8	(1,381)	2.25%	0.64%		7.03
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	454,041	229	(44,528)	3.73%	0.33%		6.02
Receive fixed non-callable	5,590,638	2,384	(4,205)	0.31%	0.47%		0.57
Receive fixed callable	230,000	—	(421)	0.41%	0.91%		2.26
Basis swaps	725,000	232	(131)	0.22%	0.38%		2.33
Treasury futures	35,000	19	—			125.96
Credit valuation adjustment		(5)	170
Total financial derivatives	$8,429,964	$3,816	$(77,199)
Collateral pledged		—	37,986
Net amount		$3,816	$(39,213)

Table 4.2

	(Losses)/gains on financial derivatives and hedging activities
	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(in thousands)
Fair value hedges:
Interest rate swaps(1)	$(14,440)	$14,075	$(41,339)	$8,316
Hedged items	16,541	(11,354)	46,329	(2,478)
Gains on fair value hedges	2,101	2,721	4,990	5,838
Cash flow hedges:
Loss recognized (ineffective portion)	(105)	(150)	(254)	(366)
Losses on cash flow hedges	(105)	(150)	(254)	(366)
No hedge designation:
Interest rate swaps	(6,345)	11,948	(14,487)	6,207
Agency forwards	10	(356)	(868)	(1,142)
Treasury futures	(357)	226	(859)	(30)
(Losses)/gains on financial derivatives not designated in hedging relationships	(6,692)	11,818	(16,214)	5,035
(Losses)/gains on financial derivatives and hedging activities	$(4,696)	$14,389	$(11,478)	$10,507

(1)
Included in the assessment of hedge effectiveness as of June 30, 2016, but excluded from the amounts in the table, were losses of $1.8 million and $3.3 million for the three and six months ended June 30, 2016, attributable to the fair value of the swaps at the inception of the hedging relationship. Accordingly, the amounts recognized as hedge ineffectiveness for the three and six months ended June 30, 2016 were gains of $0.3 million and $1.7 million, respectively. The comparable amounts as of June 30, 2015 were losses of $2.9 million and $5.8 million for the three and six months ended June 30, 2015, attributable to the fair value of the swaps at the inception of the hedging relationship and, accordingly, losses of $0.2 million and gains of $0.1 million for the three and six months ended June 30, 2015, attributable to hedge ineffectiveness.

As of June 30, 2016 and December 31, 2015, Farmer Mac's credit exposure to interest rate swap counterparties, excluding netting arrangements and any adjustment for nonperformance risk, but including accrued interest, was $15.6 million and $6.4 million, respectively; however, including netting arrangements and accrued interest, Farmer Mac's credit exposure was zero and $47,000 as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, Farmer Mac held no cash as collateral for its derivatives in net asset positions and had no uncollateralized net asset positions. As of December 31, 2015, Farmer Mac held no cash collateral for its derivatives in net asset positions, resulting in uncollateralized net asset positions of $47,000.

As of June 30, 2016 and December 31, 2015, the fair value of Farmer Mac's derivatives in a net liability position including accrued interest but excluding netting arrangements and any adjustment for nonperformance risk, was $152.3 million and $90.1 million, respectively; however, including netting arrangements and accrued interest, the fair value of Farmer Mac's derivatives in a net liability position at the counterparty level, was $135.1 million and $83.2 million as of June 30, 2016 and December 31, 2015, respectively.  Farmer Mac posted cash of $95.1 million and no investment securities as of June 30, 2016 and posted cash of $38.0 million and no investment securities as of December 31, 2015.  Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets. Any investment securities posted as collateral are included in the investment securities balances on the consolidated balance sheets.  If Farmer Mac had breached certain provisions of the derivative contracts as of June 30, 2016 and December 31, 2015, it could have been required to settle its obligations under the agreements or post additional collateral of $40.0 million and $45.2 million, respectively. As of June 30, 2016 and December 31, 2015, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

For certain derivatives, Farmer Mac clears interest rate swaps through a clearinghouse. Farmer Mac posts initial and variation margin to the clearinghouses through which centrally-cleared derivatives and futures contracts are traded. These collateral postings expose Farmer Mac to institutional credit risk in the event that either the clearinghouse or the futures commission merchant that Farmer Mac uses to post collateral to the clearinghouse fails to meet its obligations. Conversely, the use of centrally-cleared derivatives mitigates Farmer Mac's credit risk to individual counterparties because clearinghouses assume the credit risk among counterparties in centrally-cleared derivatives transactions. Of Farmer Mac's $8.5 billion notional amount of interest rate swaps outstanding as of June 30, 2016, $7.5 billion were cleared through swap clearinghouses. Of Farmer Mac's $8.4 billion notional amount of interest rate swaps outstanding as of December 31, 2015, $6.2 billion were cleared through swap clearinghouses.

5.	LOANS AND ALLOWANCE FOR LOSSES

Loans

Farmer Mac classifies loans as either held for investment or held for sale. Loans held for investment are recorded at the unpaid principal balance, net of unamortized premium or discount and other cost adjustments. Loans held for sale are reported at the lower of cost or fair value determined on a pooled basis. As of June 30, 2016 and December 31, 2015, Farmer Mac had no loans held for sale. The following table displays the composition of the loan balances as of June 30, 2016 and December 31, 2015:

Table 5.1

	As of June 30, 2016			As of December 31, 2015
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Farm & Ranch	$2,265,932	$922,666	$3,188,598	$2,249,864	$708,111	$2,957,975
Rural Utilities	1,001,769	—	1,001,769	1,008,126	—	1,008,126
Total unpaid principal balance(1)	3,267,701	922,666	4,190,367	3,257,990	708,111	3,966,101
Unamortized premiums, discounts and other cost basis adjustments	9,821	—	9,821	423	—	423
Total loans	3,277,522	922,666	4,200,188	3,258,413	708,111	3,966,524
Allowance for loan losses	(4,038)	(855)	(4,893)	(3,736)	(744)	(4,480)
Total loans, net of allowance	$3,273,484	$921,811	$4,195,295	$3,254,677	$707,367	$3,962,044

(1)	Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business.

Allowance for Losses

Farmer Mac maintains an allowance for losses presented in two components on its consolidated balance sheets: (1) an allowance for loan losses to account for estimated probable losses on loans held, and (2) a reserve for losses to account for estimated probable losses on loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities.  As of June 30, 2016 and December 31, 2015, Farmer Mac's total allowances for losses were $7.1 million and $6.6 million, respectively. See Note 6 for more information about off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs.

The following is a summary of the changes in the total allowance for losses for the three and six months months ended June 30, 2016 and 2015:

Table 5.2

	As of June 30, 2016			As of June 30, 2015
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
For the Three Months Ended:
Beginning Balance	$4,529	$2,097	$6,626	$5,940	$3,491	$9,431
Provision for losses	364	94	458	110	1,146	1,256
Charge-offs	—	—	—	(111)	—	(111)
Ending Balance	$4,893	$2,191	$7,084	$5,939	$4,637	$10,576

For the Six Months Ended:
Beginning Balance	$4,480	$2,083	$6,563	$5,864	$4,263	$10,127
Provision for losses	413	108	521	186	374	560
Charge-offs	—	—	—	(111)	—	(111)
Ending Balance	$4,893	$2,191	$7,084	$5,939	$4,637	$10,576

During second quarter 2016, Farmer Mac recorded provisions to its allowance for loan losses of $0.4 million and provisions to its reserve for losses of $0.1 million. The provisions to the allowance for loan losses recorded during second quarter 2016 were attributable to the establishment of a specific reserve for a long-standing impaired permanent planting loan due to collateral shortfalls relative to the unpaid principal balance and an increase in the specific allowance for on-balance sheet impaired loans resulting from a modest increase in the outstanding balance of such loans. The provisions to the reserve for losses recorded during the three months ended June 30, 2016 were attributable to an increase in the general allowance due to downgrades in risk rating on certain unimpaired crop loans and permanent planting loans underlying LTSPCs. The provisions were partially offset by a decrease in the general allowance of Agricultural Storage and Processing loans and Agricultural Storage and Processing loans underlying LTSPCs due to paydowns of these loans. Farmer Mac recorded no charge-offs to its allowance for loan losses during second quarter 2016.

During second quarter 2015, Farmer Mac recorded provisions to its allowance for loan losses of $0.1 million and provisions to its reserve for losses of $1.1 million, primarily related to a specific allowance for two Agricultural Storage and Processing loans underlying an LTSPC that financed one canola facility. The establishment of a specific allowance for these loans was due to a downgrade in risk rating resulting from collateral shortfalls relative to the unpaid principal balance for such loans. Farmer Mac recorded $0.1 million of charge-offs to its allowance for loan losses during second quarter 2015.

The following tables present the changes in the total allowance for losses for the three and six months ended June 30, 2016 and 2015 by commodity type:

Table 5.3

	June 30, 2016
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$2,892	$937	$1,763	$444	$587	$3	$6,626
Provision for/(release of) losses	219	207	143	3	(114)	—	458
Ending Balance	$3,111	$1,144	$1,906	$447	$473	$3	$7,084

For the Six Months Ended:
Beginning Balance	$2,791	$931	$1,781	$408	$649	$3	$6,563
Provision for/(release of) losses	320	213	125	39	(176)	—	521
Ending Balance	$3,111	$1,144	$1,906	$447	$473	$3	$7,084

	June 30, 2015
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$2,640	$2,284	$1,343	$459	$2,698	$7	$9,431
Provision for/(release of) losses	13	(63)	417	85	804	—	1,256
Charge-offs	—	—	—	(111)	—	—	(111)
Ending Balance	$2,653	$2,221	$1,760	$433	$3,502	$7	$10,576

For the Six Months Ended
Beginning Balance	$2,519	$2,159	$1,423	$467	$3,552	$7	$10,127
Provision for/(release of) losses	134	62	337	77	(50)	—	560
Charge-offs	—	—	—	(111)	—	—	(111)
Ending Balance	$2,653	$2,221	$1,760	$433	$3,502	$7	$10,576

The following tables present the unpaid principal balances of loans held and loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities and the related total allowance for losses by impairment method and commodity type as of June 30, 2016 and December 31, 2015:

Table 5.4

	As of June 30, 2016
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$2,016,360	$474,431	$485,740	$138,786	$11,843	$3,155	$3,130,315
Off-balance sheet	1,275,541	458,343	727,971	117,304	41,960	4,964	2,626,083
Total	$3,291,901	$932,774	$1,213,711	$256,090	$53,803	$8,119	$5,756,398
Individually evaluated for impairment:
On-balance sheet	$22,481	$22,001	$6,301	$7,500	$—	$—	$58,283
Off-balance sheet	6,227	3,123	5,584	918	—	—	15,852
Total	$28,708	$25,124	$11,885	$8,418	$—	$—	$74,135
Total Farm & Ranch loans:
On-balance sheet	$2,038,841	$496,432	$492,041	$146,286	$11,843	$3,155	$3,188,598
Off-balance sheet	1,281,768	461,466	733,555	118,222	41,960	4,964	2,641,935
Total	$3,320,609	$957,898	$1,225,596	$264,508	$53,803	$8,119	$5,830,533
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$1,957	$380	$714	$164	$59	$—	$3,274
Off-balance sheet	433	260	298	57	414	3	1,465
Total	$2,390	$640	$1,012	$221	$473	$3	$4,739
Individually evaluated for impairment:
On-balance sheet	$511	$476	$434	$198	$—	$—	$1,619
Off-balance sheet	210	28	460	28	—	—	726
Total	$721	$504	$894	$226	$—	$—	$2,345
Total Farm & Ranch loans:
On-balance sheet	$2,468	$856	$1,148	$362	$59	$—	$4,893
Off-balance sheet	643	288	758	85	414	3	2,191
Total	$3,111	$1,144	$1,906	$447	$473	$3	$7,084

	As of December 31, 2015
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$1,911,039	$433,654	$444,320	$92,712	$15,944	$3,199	$2,900,868
Off-balance sheet	1,313,872	483,473	777,663	110,378	56,208	7,142	2,748,736
Total	$3,224,911	$917,127	$1,221,983	$203,090	$72,152	$10,341	$5,649,604
Individually evaluated for impairment:
On-balance sheet	$12,803	$21,247	$5,958	$7,261	$9,838	$—	$57,107
Off-balance sheet	5,937	3,037	8,840	774	—	—	18,588
Total	$18,740	$24,284	$14,798	$8,035	$9,838	$—	$75,695
Total Farm & Ranch loans:
On-balance sheet	$1,923,842	$454,901	$450,278	$99,973	$25,782	$3,199	$2,957,975
Off-balance sheet	1,319,809	486,510	786,503	111,152	56,208	7,142	2,767,324
Total	$3,243,651	$941,411	$1,236,781	$211,125	$81,990	$10,341	$5,725,299
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$1,968	$434	$702	$116	$167	$—	$3,387
Off-balance sheet	347	137	292	65	482	3	1,326
Total	$2,315	$571	$994	$181	$649	$3	$4,713
Individually evaluated for impairment:
On-balance sheet	$290	$218	$384	$201	$—	$—	$1,093
Off-balance sheet	186	142	403	26	—	—	757
Total	$476	$360	$787	$227	$—	$—	$1,850
Total Farm & Ranch loans:
On-balance sheet	$2,258	$652	$1,086	$317	$167	$—	$4,480
Off-balance sheet	533	279	695	91	482	3	2,083
Total	$2,791	$931	$1,781	$408	$649	$3	$6,563

The following tables present by commodity type the unpaid principal balances, recorded investment, and specific allowance for losses related to impaired loans and the recorded investment in loans on nonaccrual status as of June 30, 2016 and December 31, 2015:

Table 5.5

	As of June 30, 2016
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$2,101	$13,840	$1,832	$1,671	$—	$—	$19,444
Unpaid principal balance	2,027	13,804	1,832	1,665	—	—	19,328
With a specific allowance:
Recorded investment(1)	27,126	11,409	9,992	6,776	—	—	55,303
Unpaid principal balance	26,681	11,320	10,053	6,753	—	—	54,807
Associated allowance	721	504	894	226	—	—	2,345
Total:
Recorded investment	29,227	25,249	11,824	8,447	—	—	74,747
Unpaid principal balance	28,708	25,124	11,885	8,418	—	—	74,135
Associated allowance	721	504	894	226	—	—	2,345

Recorded investment of loans on nonaccrual status(2)	$8,629	$14,903	$3,329	$5,691	$—	$—	$32,552

(1)
Impairment analysis was performed in the aggregate in consideration of similar risk characteristics of the assets and historical statistics on $52.1 million (70 percent) of impaired loans as of June 30, 2016, which resulted in a specific reserve of $1.3 million.

(2)	Includes $17.4 million of loans that are less than 90 days delinquent but which have not met Farmer Mac's performance criteria for returning to accrual status.

	As of December 31, 2015
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$3,772	$12,340	$5,644	$1,851	$—	$—	$23,607
Unpaid principal balance	3,720	12,346	5,645	1,851	—	—	23,562
With a specific allowance:
Recorded investment(1)	15,103	11,939	9,050	6,185	9,838	—	52,115
Unpaid principal balance	15,020	11,938	9,153	6,184	9,838	—	52,133
Associated allowance	476	360	787	227	—	—	1,850
Total:
Recorded investment	18,875	24,279	14,694	8,036	9,838	—	75,722
Unpaid principal balance	18,740	24,284	14,798	8,035	9,838	—	75,695
Associated allowance	476	360	787	227	—	—	1,850

Recorded investment of loans on nonaccrual status(2)	$5,105	$16,546	$4,313	$5,870	$9,838	$—	$41,672

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

The following table presents by commodity type the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2016 and 2015:

Table 5.6

	June 30, 2016
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Three Months Ended:
Average recorded investment in impaired loans	$28,732	$24,133	$14,883	$8,772	$—	$—	$76,520
Income recognized on impaired loans	60	509	133	105	—	—	807

For the Six Months Ended:
Average recorded investment in impaired loans	$26,121	$29,673	$13,906	$9,111	$7,368	$—	$86,179
Income recognized on impaired loans	62	553	148	177	—	—	940

	June 30, 2015
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Three Months Ended:
Average recorded investment in impaired loans	$24,392	$42,347	$14,247	$10,924	$6,750	$—	$98,660
Income recognized on impaired loans	58	142	49	92	—	—	341

For the Six Months Ended:
Average recorded investment in impaired loans	$21,471	$41,407	$14,683	$11,733	$4,500	$—	$93,794
Income recognized on impaired loans	340	225	197	150	—	—	912

For the three and six months ended June 30, 2016, there were no troubled debt restructurings ("TDRs"). For the three and six months ended June 30, 2015, the recorded investment of loans determined to be TDRs was $1.1 million both before and after restructuring. As of June 30, 2016 and 2015, there were no TDRs identified during the previous 12 months that were in default under the modified terms. The impact of TDRs on Farmer Mac's allowance for loan losses was immaterial for the three and six months ended June 30, 2016 and 2015.

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

During the three months ended June 30, 2016, Farmer Mac purchased no defaulted loans. During the six months ended June 30, 2016, Farmer Mac purchased five defaulted loans having an unpaid principal balance of $1.4 million from pools underlying Farm & Ranch Guaranteed Securities. During the three months ended June 30, 2015, Farmer Mac purchased one defaulted loan having an unpaid principal balance of $1.3 million from a pool underlying a Farm & Ranch Guaranteed Security. During the six months ended June 30, 2015, Farmer Mac purchased two defaulted loans having an unpaid principal balance of $2.0 million from pools underlying Farm & Ranch Guaranteed Securities.

The following tables present information related to Farmer Mac's acquisition of defaulted loans for the three and six months ended June 30, 2016 and 2015 and the outstanding balances and carrying amounts of all such loans as of June 30, 2016 and December 31, 2015:

Table 5.7

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(in thousands)
Unpaid principal balance at acquisition date:
Loans underlying LTSPCs	$—	$—	$1,267	$—
Loans underlying off-balance sheet Farmer Mac Guaranteed Securities	—	1,324	148	1,981
Total unpaid principal balance at acquisition date	—	1,324	1,415	1,981
Contractually required payments receivable	—	—	1,435	—
Impairment recognized subsequent to acquisition	208	57	208	109
Recovery/release of allowance for defaulted loans	6	—	10	121

	As of
	June 30, 2016	December 31, 2015
	(in thousands)
Outstanding balance	$16,734	$36,195
Carrying amount	14,875	34,015

Net credit losses and 90-day delinquencies as of and for the periods indicated for loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs are presented in the table below.  As of June 30, 2016, there were no delinquencies and no probable losses inherent in Farmer Mac's Rural Utilities loan portfolio and Farmer Mac had not experienced credit losses on any Rural Utilities loans.

Table 5.8

	90-Day Delinquencies(1)		Net Credit Losses
	As of		For the Six Months Ended
	June 30, 2016	December 31, 2015	June 30, 2016	June 30, 2015
	(in thousands)
On-balance sheet assets:
Farm & Ranch:
Loans	$15,180	$26,935	$39	$112
Total on-balance sheet	$15,180	$26,935	$39	$112
Off-balance sheet assets:
Farm & Ranch:
LTSPCs	$6,913	$5,201	$—	$—
Total off-balance sheet	$6,913	$5,201	$—	$—
Total	$22,093	$32,136	$39	$112

(1)
Includes loans and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, or in bankruptcy, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

Of the $15.2 million of on-balance sheet loans reported as 90-day delinquencies as of June 30, 2016, $0.3 million were loans subject to "removal-of-account" provisions. Of the $26.9 million of on-balance sheet loans reported as 90-day delinquencies as of December 31, 2015, none were loans subject to "removal-of-account" provisions.

Credit Quality Indicators

The following tables present credit quality indicators related to Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities as of June 30, 2016 and December 31, 2015:

Table 5.9

	As of June 30, 2016
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade(1)
On-balance sheet:
Acceptable	$1,982,541	$473,353	$453,701	$136,174	$11,843	$3,155	$3,060,767
Special mention(2)	33,819	1,078	32,039	2,612	—	—	69,548
Substandard(3)	22,481	22,001	6,301	7,500	—	—	58,283
Total on-balance sheet	$2,038,841	$496,432	$492,041	$146,286	$11,843	$3,155	$3,188,598
Off-Balance Sheet:
Acceptable	$1,203,888	$422,893	$686,744	$110,477	$39,837	$4,324	$2,468,163
Special mention(2)	54,224	20,489	29,565	2,786	2,123	544	109,731
Substandard(3)	23,656	18,084	17,246	4,959	—	96	64,041
Total off-balance sheet	$1,281,768	$461,466	$733,555	$118,222	$41,960	$4,964	$2,641,935
Total Ending Balance:
Acceptable	$3,186,429	$896,246	$1,140,445	$246,651	$51,680	$7,479	$5,528,930
Special mention(2)	88,043	21,567	61,604	5,398	2,123	544	179,279
Substandard(3)	46,137	40,085	23,547	12,459	—	96	122,324
Total	$3,320,609	$957,898	$1,225,596	$264,508	$53,803	$8,119	$5,830,533

Commodity analysis of past due loans(1)
On-balance sheet	$5,773	$6,663	$639	$2,105	$—	$—	$15,180
Off-balance sheet	6,121	15	298	479	—	—	6,913
90 days or more past due	$11,894	$6,678	$937	$2,584	$—	$—	$22,093

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)	Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.

(3)	Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of December 31, 2015
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade(1)
On-balance sheet:
Acceptable	$1,888,762	$431,038	$409,003	$89,541	$15,944	$3,199	$2,837,487
Special mention(2)	22,255	2,616	35,317	2,918	—	—	63,106
Substandard(3)	12,825	21,247	5,958	7,514	9,838	—	57,382
Total on-balance sheet	$1,923,842	$454,901	$450,278	$99,973	$25,782	$3,199	$2,957,975
Off-Balance Sheet
Acceptable	$1,279,454	$473,335	$753,472	$102,990	$56,208	$6,517	$2,671,976
Special mention(2)	24,422	7,226	13,121	2,938	—	523	48,230
Substandard(3)	15,933	5,949	19,910	5,224	—	102	47,118
Total off-balance sheet	$1,319,809	$486,510	$786,503	$111,152	$56,208	$7,142	$2,767,324
Total Ending Balance:
Acceptable	$3,168,216	$904,373	$1,162,475	$192,531	$72,152	$9,716	$5,509,463
Special mention(2)	46,677	9,842	48,438	5,856	—	523	111,336
Substandard(3)	28,758	27,196	25,868	12,738	9,838	102	104,500
Total	$3,243,651	$941,411	$1,236,781	$211,125	$81,990	$10,341	$5,725,299

Commodity analysis of past due loans(1)
On-balance sheet	$4,656	$7,405	$2,517	$2,519	$9,838	$—	$26,935
Off-balance sheet	511	—	4,542	148	—	—	5,201
90 days or more past due	$5,167	$7,405	$7,059	$2,667	$9,838	$—	$32,136

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)	Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.

(3)	Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

Concentrations of Credit Risk

The following table sets forth the geographic and commodity/collateral diversification, as well as the range of original loan-to-value ratios, for all Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs as of June 30, 2016 and December 31, 2015:

Table 5.10

	As of
	June 30, 2016	December 31, 2015
	(in thousands)
By commodity/collateral type:
Crops	$3,320,609	$3,243,651
Permanent plantings	957,898	941,411
Livestock	1,225,596	1,236,781
Part-time farm	264,508	211,125
Ag. Storage and Processing	53,803	81,990
Other	8,119	10,341
Total	$5,830,533	$5,725,299
By geographic region(1):
Northwest	$613,508	$582,127
Southwest	1,722,509	1,726,927
Mid-North	2,045,422	2,009,654
Mid-South	794,257	769,831
Northeast	225,405	215,883
Southeast	429,432	420,877
Total	$5,830,533	$5,725,299
By original loan-to-value ratio:
0.00% to 40.00%	$1,632,950	$1,594,818
40.01% to 50.00%	1,339,807	1,279,321
50.01% to 60.00%	1,603,174	1,593,025
60.01% to 70.00%	1,086,716	1,107,710
70.01% to 80.00%	150,822	126,860
80.01% to 90.00%	17,064	23,565
Total	$5,830,533	$5,725,299

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

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of June 30, 2016 and December 31, 2015, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans:

Table 6.1

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of June 30, 2016	As of December 31, 2015
	(in thousands)
Farm & Ranch:
Guaranteed Securities	$466,479	$514,051
USDA Guarantees:
Farmer Mac Guaranteed USDA Securities	30,962	10,272
Institutional Credit:
AgVantage Securities	984,871	984,871
Revolving floating rate AgVantage facility(1)	300,000	300,000
Total off-balance sheet Farmer Mac Guaranteed Securities	$1,782,312	$1,809,194

(1)	Relates to a revolving floating rate AgVantage facility subject to specified contractual terms. Farmer Mac receives a fixed fee based on the full dollar amount of the facility.

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  The following table summarizes the significant cash flows received from and paid to trusts used for Farmer Mac securitizations:

Table 6.2

	For the Six Months Ended
	June 30, 2016	June 30, 2015
	(in thousands)
Proceeds from new securitizations	$278,443	$112,440
Guarantee fees received	1,823	2,082
Purchases of assets from the trusts	(1,267)	(1,981)

Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $7.0 million as of June 30, 2016 and $8.3 million as of December 31, 2015. As of June 30, 2016 and December 31, 2015, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 11.0 years and 11.3 years, respectively.  As of

June 30, 2016 and December 31, 2015, the weighted-average remaining maturity of the off-balance sheet AgVantage securities was 1.2 years and 1.7 years, respectively.

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

The maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans, was $3.1 billion as of June 30, 2016 and $2.8 billion as of December 31, 2015.

As of June 30, 2016 and December 31, 2015, the weighted-average remaining maturity of all loans underlying LTSPCs was 15.2 years and 14.6 years, respectively.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $31.1 million as of June 30, 2016 and $30.3 million as of December 31, 2015.

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

Common Stock

On September 8, 2015, Farmer Mac's board of directors approved a share repurchase program authorizing Farmer Mac to repurchase up to $25 million of its outstanding Class C non-voting common stock through September 8, 2017. As of June 30, 2016, Farmer Mac had repurchased approximately 668,000 shares of Class C non-voting common stock at a cost of approximately $19.6 million pursuant to the share repurchase program.

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

Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of June 30, 2016 and December 31, 2015, the minimum capital requirement was greater than the risk-based capital requirement. Farmer Mac's ability to declare and pay dividends could be restricted if it fails to comply with applicable capital requirements.

As of June 30, 2016, Farmer Mac's minimum capital requirement was $497.1 million and its core capital level was $572.6 million, which was $75.5 million above the minimum capital requirement as of that date.  As of December 31, 2015, Farmer Mac's minimum capital requirement was $462.1 million and its core capital level was $564.5 million, which was $102.4 million above the minimum capital requirement as of that date.

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

As of June 30, 2016, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $6.7 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 40 percent of total assets and 72 percent of financial instruments measured at fair value as of June 30, 2016. As of December 31, 2015, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $6.1 billion whose fair values were estimated by management in the absence of readily determinable fair values.  These financial instruments measured as level 3 represented 39 percent of total assets and 69 percent of financial instruments measured at fair value as of December 31, 2015.

Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period.  There were no transfers within the fair value hierarchy for fair value measurements of Farmer Mac's investment securities, Farmer Mac Guaranteed Securities, USDA Securities, and financial derivatives during the first six months of 2016 and 2015.

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2016 and December 31, 2015, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Table 8.1

Assets and Liabilities Measured at Fair Value as of June 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$17,730	$17,730
Floating rate asset-backed securities	—	59,999	—	59,999
Floating rate corporate debt securities	—	10,002	—	10,002
Floating rate Government/GSE guaranteed mortgage-backed securities	—	1,264,317	—	1,264,317
Fixed rate GSE guaranteed mortgage-backed securities	—	7,765	—	7,765
Floating rate GSE subordinated debt	—	65,104	—	65,104
Fixed rate senior agency debt	—	174,998	—	174,998
Fixed rate U.S. Treasuries	860,764	—	—	860,764
Total available-for-sale	860,764	1,582,185	17,730	2,460,679
Trading:
Floating rate asset-backed securities	—	—	281	281
Total trading	—	—	281	281
Total Investment Securities	860,764	1,582,185	18,011	2,460,960
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—	4,697,584	4,697,584
Farmer Mac Guaranteed USDA Securities	—	—	33,447	33,447
Total Farmer Mac Guaranteed Securities	—	—	4,731,031	4,731,031
USDA Securities:
Available-for-sale	—	—	1,967,759	1,967,759
Trading	—	—	24,787	24,787
Total USDA Securities	—	—	1,992,546	1,992,546
Financial derivatives	—	8,242	—	8,242
Total Assets at fair value	$860,764	$1,590,427	$6,741,588	$9,192,779
Liabilities:
Financial derivatives	$309	$140,449	$—	$140,758
Total Liabilities at fair value	$309	$140,449	$—	$140,758
Nonrecurring:
Assets:
Loans held for investment	$—	$—	$2,227	$2,227
REO	—	—	630	630
Total Nonrecurring Assets at fair value	$—	$—	$2,857	$2,857

Assets and Liabilities Measured at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
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

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which Farmer Mac has used significant unobservable inputs to determine fair value. Net transfers in and/or out of level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no liabilities measured at fair value using significant unobservable inputs during the three and six months ended June 30, 2016 and 2015.

Table 8.2

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended June 30, 2016
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$17,730	$—	$—	$—	$—	$—	$17,730
Total available-for-sale	17,730	—	—	—	—	—	17,730
Trading:
Floating rate asset-backed securities(1)	383	—	—	(120)	18	—	281
Total trading	383	—	—	(120)	18	—	281
Total Investment Securities	18,113	—	—	(120)	18	—	18,011
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	4,534,810	163,845	—	(16,699)	13,137	2,491	4,697,584
Farmer Mac Guaranteed USDA Securities	30,694	4,100	—	(2,238)	—	891	33,447
Total Farmer Mac Guaranteed Securities	4,565,504	167,945	—	(18,937)	13,137	3,382	4,731,031
USDA Securities:
Available-for-sale	1,908,014	129,645	(19,014)	(97,303)	—	46,417	1,967,759
Trading(2)	26,869	—	—	(2,459)	377	—	24,787
Total USDA Securities	1,934,883	129,645	(19,014)	(99,762)	377	46,417	1,992,546
Total Assets at fair value	$6,518,500	$297,590	$(19,014)	$(118,819)	$13,532	$49,799	$6,741,588

(1)	Unrealized gains are attributable to assets still held as of June 30, 2016 and are recorded in "Gains on trading securities."

(2)	Includes unrealized gains of $0.3 million attributable to assets still held as of June 30, 2016 that are recorded in "Gains on trading securities."

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended June 30, 2015
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$40,379	$—	$—	$—	$—	$(197)	$40,182
Total available-for-sale	40,379	—	—	—	—	(197)	40,182
Trading:
Floating rate asset-backed securities(1)	638	—	—	(190)	158	—	606
Total trading	638	—	—	(190)	158	—	606
Total Investment Securities	41,017	—	—	(190)	158	(197)	40,788
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	3,818,704	249,260	—	(9,245)	(11,354)	(31,165)	4,016,200
Farmer Mac Guaranteed USDA Securities	23,505	12,512	—	(1,766)	—	757	35,008
Total Farmer Mac Guaranteed Securities	3,842,209	261,772	—	(11,011)	(11,354)	(30,408)	4,051,208
USDA Securities:
Available-for-sale	1,794,844	111,421	—	(69,192)	—	(11,667)	1,825,406
Trading(2)	37,593	—	—	(3,834)	11	—	33,770
Total USDA Securities	1,832,437	111,421	—	(73,026)	11	(11,667)	1,859,176
Total Assets at fair value	$5,715,663	$373,193	$—	$(84,227)	$(11,185)	$(42,272)	$5,951,172

(1)	Unrealized gains are attributable to assets still held as of June 30, 2015 and are recorded in "Gains on trading securities."

(2)	Includes unrealized gains of $0.1 million attributable to assets still held as of June 30, 2015 that are recorded in "Gains on trading securities."

Level 3 Assets and Liabilities Measured at Fair Value for the Six Months Ended June 30, 2016
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$44,924	$—	$(26,806)	$—	$6	$(394)	$17,730
Total available-for-sale	44,924	—	(26,806)	—	6	(394)	17,730
Trading:
Floating rate asset-backed securities(1)	491	—	—	(326)	116	—	281
Total trading	491	—	—	(326)	116	—	281
Total Investment Securities	45,415	—	(26,806)	(326)	122	(394)	18,011
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	4,121,244	1,079,376	—	(529,229)	37,435	(11,242)	4,697,584
Farmer Mac Guaranteed USDA Securities	31,361	4,100	—	(2,736)		722	33,447
Total Farmer Mac Guaranteed Securities	4,152,605	1,083,476	—	(531,965)	37,435	(10,520)	4,731,031
USDA Securities:
Available-for-sale	1,888,344	228,613	(22,662)	(181,490)	—	54,954	1,967,759
Trading(2)	28,975	—	—	(4,824)	636	—	24,787
Total USDA Securities	1,917,319	228,613	(22,662)	(186,314)	636	54,954	1,992,546
Total Assets at fair value	$6,115,339	$1,312,089	$(49,468)	$(718,605)	$38,193	$44,040	$6,741,588

(1)	Unrealized gains are attributable to assets still held as of June 30, 2016 and are recorded in "Gains on trading securities."

(2)	Includes unrealized gains of $0.6 million attributable to assets still held as of June 30, 2016 that are recorded in "Gains on trading securities."

Level 3 Assets and Liabilities Measured at Fair Value for the Six Months Ended June 30, 2015
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
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

The following tables present additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in level 3 of the fair value hierarchy as of June 30, 2016 and December 31, 2015.

Table 8.3

	As of June 30, 2016
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$17,730	Indicative bids	Range of broker quotes	90.0% - 90.0% (90.0%)
Floating rate asset-backed securities	$281	Discounted cash flow	Discount rate	29.7% - 32.0% (31.2%)
			CPR	10.0%
Farmer Mac Guaranteed Securities:
AgVantage	$4,697,584	Discounted cash flow	Discount rate	1.2% - 2.5% (1.7%)
Farmer Mac Guaranteed USDA Securities	$33,447	Discounted cash flow	Discount rate	1.2% - 4.1% (1.7%)
			CPR	9% - 23% (12%)
USDA Securities	$1,992,546	Discounted cash flow	Discount rate	1.8% - 5.0% (3.0%)
			CPR	0% - 22% (10%)

	As of December 31, 2015
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$44,924	Indicative bids	Range of broker quotes	92.0% - 99.6% (96.6%)
Floating rate asset-backed securities	$491	Discounted cash flow	Discount rate	18.3% - 23.9% (21.5%)
			CPR	10.0%
Farmer Mac Guaranteed Securities:
AgVantage	$4,121,244	Discounted cash flow	Discount rate	1.1% - 3.3% (1.8%)
Farmer Mac Guaranteed USDA Securities	$31,361	Discounted cash flow	Discount rate	1.0% - 3.9% (1.8%)
			CPR	9% - 20% (10.0%)
USDA Securities	$1,917,319	Discounted cash flow	Discount rate	1.3% - 5.1% (3.1%)
			CPR	0% - 19% (7.0%)

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

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities, and guarantees and commitments as of June 30, 2016 and December 31, 2015:

Table 8.4

	As of June 30, 2016		As of December 31, 2015
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,764,626	$1,764,626	$1,210,084	$1,210,084
Investment securities	2,460,960	2,460,960	2,775,516	2,775,516
Farmer Mac Guaranteed Securities	6,135,080	6,119,755	5,434,422	5,426,621
USDA Securities	1,992,546	1,992,546	1,917,319	1,917,319
Loans	4,343,577	4,195,295	4,027,660	3,962,044
Financial derivatives	8,242	8,242	3,816	3,816
Guarantee and commitment fees receivable:
LTSPCs	29,518	31,968	31,953	31,240
Farmer Mac Guaranteed Securities	7,248	7,685	8,872	8,949
Financial liabilities:
Notes payable:
Due within one year	10,128,930	10,125,269	9,108,468	9,111,461
Due after one year	4,875,304	4,722,814	5,009,310	4,967,036
Debt securities of consolidated trusts held by third parties	953,120	928,050	713,316	713,536
Financial derivatives	140,758	140,758	77,199	77,199
Guarantee and commitment obligations:
LTSPCs	28,680	31,130	31,015	30,301
Farmer Mac Guaranteed Securities	6,548	6,985	8,230	8,308

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

The following tables present core earnings for Farmer Mac's reportable operating segments and a reconciliation to consolidated net income for the three and six months ended June 30, 2016 and 2015:

Table 9.1

Core Earnings by Business Segment
For the Three Months Ended June 30, 2016
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$11,606	$4,938	$2,855	$12,109	$2,850	$—		$34,358
Less: reconciling adjustments(1)(2)(3)	(1,731)	(350)	(293)	(702)	(256)	3,332		—
Net effective spread	9,875	4,588	2,562	11,407	2,594	3,332		—
Guarantee and commitment fees(2)	3,965	14	373	458	—	(1,155)		3,655
Other income/(expense)(3)(4)	78	25	—	—	(228)	(3,764)		(3,889)
Non-interest income/(loss)	4,043	39	373	458	(228)	(4,919)		(234)

Provision for loan losses	(364)	—	—	—	—	—		(364)

Provision for losses	(94)	—	—	—	—	—		(94)
Other non-interest expense	(4,112)	(1,092)	(830)	(538)	(3,408)	—		(9,980)
Non-interest expense(5)	(4,206)	(1,092)	(830)	(538)	(3,408)	—		(10,074)
Core earnings before income taxes	9,348	3,535	2,105	11,327	(1,042)	(1,587)	(6)	23,686
Income tax (expense)/benefit	(3,272)	(1,237)	(737)	(3,964)	254	556		(8,400)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	6,076	2,298	1,368	7,363	(788)	(1,031)	(6)	15,286
Preferred stock dividends	—	—	—	—	(3,296)	—		(3,296)
Non-controlling interest - preferred stock dividends	—	—	—	—	16	—		16
Segment core earnings/(losses)	$6,076	$2,298	$1,368	$7,363	$(4,068)	$(1,031)	(6)	$12,006

Total assets at carrying value	$3,311,270	$2,046,516	$1,023,630	$6,071,924	$4,369,850	$—		$16,823,190
Total on- and off-balance sheet program assets at principal balance	$5,830,533	$1,960,358	$1,934,473	$7,391,172		—		$17,116,536

(1)	Excludes the amortization of premiums and discounts on assets consolidated at fair value, originally included in interest income, to reflect core earnings amounts.

(2)
Includes the reclassification of interest income and interest expense from consolidated trusts owned by third parties to guarantee and commitment fees, to reflect management's view that the net interest income Farmer Mac earns is effectively a guarantee fee.

(3)
Includes the reclassification of interest expense related to interest rate swaps not designated as hedges, which are included in "(Losses)/gains on financial derivatives and hedging activities" on the consolidated financial statements, to determine the effective funding cost for each operating segment.

(4)
Includes reconciling adjustments for fair value adjustments on financial derivatives and trading assets. Also includes a reconciling adjustment related to the recognition of deferred gains over the estimated lives of certain Farmer Mac Guaranteed Securities and USDA Securities.

(5)	Includes directly attributable costs and an allocation of indirectly attributable costs based on headcount.

(6)
Net adjustments to reconcile core earnings before income taxes; core earnings before preferred stock dividends and attribution of income to non-controlling interest; and segment core earnings to corresponding income measures: income before income taxes, net income, and net income attributable to common stockholders, respectively.

Core Earnings by Business Segment
For the Three Months Ended June 30, 2015
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$10,757	$4,643	$3,153	$11,312	$1,999	$—		$31,864
Less: reconciling adjustments(1)(2)(3)	(1,076)	(177)	(315)	(452)	(57)	2,077		—
Net effective spread	9,681	4,466	2,838	10,860	1,942	2,077		—
Guarantee and commitment fees(2)	3,693	8	—	384	—	(697)		3,388
Other income/(expense)(3)(4)	160	28	—	—	(212)	14,843		14,819
Non-interest income/(loss)	3,853	36	—	384	(212)	14,146		18,207

Provision for loan losses	(110)	—	—	—	—	—		(110)

Provision for losses	(1,146)	—	—	—	—	—		(1,146)
Other non-interest expense	(4,304)	(1,025)	(860)	(532)	(2,986)	—		(9,707)
Non-interest expense(5)	(5,450)	(1,025)	(860)	(532)	(2,986)	—		(10,853)
Core earnings before income taxes	7,974	3,477	1,978	10,712	(1,256)	16,223	(6)	39,108
Income tax (expense)/benefit	(2,791)	(1,216)	(691)	(3,749)	356	(5,678)		(13,769)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	5,183	2,261	1,287	6,963	(900)	10,545	(6)	25,339
Preferred stock dividends	—	—	—	—	(3,296)	—		(3,296)
Non-controlling interest - preferred stock dividends	—	—	—	—	119	—		119
Segment core earnings/(losses)	$5,183	$2,261	$1,287	$6,963	$(4,077)	$10,545	(6)	$22,162

Total assets at carrying value	$2,780,018	$1,913,390	$962,702	$5,874,088	$3,614,399	$—		$15,144,597
Total on- and off-balance sheet program assets at principal balance	$5,485,570	$1,862,430	$954,188	$6,827,939		—		$15,130,127

(1)	Excludes the amortization of premiums and discounts on assets consolidated at fair value, originally included in interest income, to reflect core earnings amounts.

(2)
Includes the reclassification of interest income and interest expense from consolidated trusts owned by third parties to guarantee and commitment fees, to reflect management's view that the net interest income Farmer Mac earns is effectively a guarantee fee.

(3)
Includes the reclassification of interest expense related to interest rate swaps not designated as hedges, which are included in "(Losses)/gains on financial derivatives and hedging activities" on the consolidated financial statements, to determine the effective funding cost for each operating segment.

(4)
Includes reconciling adjustments for fair value adjustments on financial derivatives and trading assets. Also includes a reconciling adjustment related to the recognition of deferred gains over the estimated lives of certain Farmer Mac Guaranteed Securities and USDA Securities.

(5)	Includes directly attributable costs and an allocation of indirectly attributable costs based on headcount.

(6)
Net adjustments to reconcile core earnings before income taxes; core earnings before preferred stock dividends and attribution of income to non-controlling interest; and segment core earnings to corresponding income measures: income before income taxes, net income, and net income attributable to common stockholders, respectively.

Core Earnings by Business Segment
For the Six Months Ended June 30, 2016
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$22,733	$9,990	$5,719	$23,858	$5,698	$—		$67,998
Less: reconciling adjustments(1)(2)(3)	(3,397)	(1,094)	(619)	(1,361)	(552)	7,023		—
Net effective spread	19,336	8,896	5,100	22,497	5,146	7,023		—
Guarantee and commitment fees(2)	7,874	21	668	916	—	(2,198)		7,281
Other income/(expense)(3)(4)	175	83	—	—	(900)	(9,579)		(10,221)
Non-interest income/(loss)	8,049	104	668	916	(900)	(11,777)		(2,940)

Provision for loan losses	(413)	—	—	—	—	—		(413)

Provision for losses	(108)	—	—	—	—	—		(108)
Other non-interest expense	(8,273)	(2,185)	(1,661)	(1,077)	(6,736)	—		(19,932)
Non-interest expense(5)	(8,381)	(2,185)	(1,661)	(1,077)	(6,736)	—		(20,040)
Core earnings before income taxes	18,591	6,815	4,107	22,336	(2,490)	(4,754)	(6)	44,605
Income tax (expense)/benefit	(6,508)	(2,385)	(1,438)	(7,816)	747	1,665		(15,735)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	12,083	4,430	2,669	14,520	(1,743)	(3,089)	(6)	28,870
Preferred stock dividends	—	—	—	—	(6,591)	—		(6,591)
Non-controlling interest - preferred stock dividends	—	—	—	—	44	—		44
Segment core earnings/(losses)	$12,083	$4,430	$2,669	$14,520	$(8,290)	$(3,089)	(6)	$22,323

Total assets at carrying value	$3,311,270	$2,046,516	$1,023,630	$6,071,924	$4,369,850	$—		$16,823,190
Total on- and off-balance sheet program assets at principal balance	$5,830,533	$1,960,358	$1,934,473	$7,391,172		—		$17,116,536

(1)	Excludes the amortization of premiums and discounts on assets consolidated at fair value, originally included in interest income, to reflect core earnings amounts.

(2)
Includes the reclassification of interest income and interest expense from consolidated trusts owned by third parties to guarantee and commitment fees, to reflect management's view that the net interest income Farmer Mac earns is effectively a guarantee fee.

(3)
Includes the reclassification of interest expense related to interest rate swaps not designated as hedges, which are included in "(Losses)/gains on financial derivatives and hedging activities" on the consolidated financial statements, to determine the effective funding cost for each operating segment.

(4)
Includes reconciling adjustments for fair value adjustments on financial derivatives and trading assets. Also includes a reconciling adjustment related to the recognition of deferred gains over the estimated lives of certain Farmer Mac Guaranteed Securities and USDA Securities.

(5)	Includes directly attributable costs and an allocation of indirectly attributable costs based on headcount.

(6)
Net adjustments to reconcile core earnings before income taxes; core earnings before preferred stock dividends and attribution of income to non-controlling interest; and segment core earnings to corresponding income measures: income before income taxes, net income, and net income attributable to common stockholders, respectively.

Core Earnings by Business Segment
For the Six Months Ended June 30, 2015
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$21,988	$8,987	$5,611	$22,304	$3,763	$—		$62,653
Less: reconciling adjustments(1)(2)(3)	(2,193)	(296)	31	(1,019)	(132)	3,609		—
Net effective spread	19,795	8,691	5,642	21,285	3,631	3,609
Guarantee and commitment fees(2)	7,326	2	—	769	—	(1,332)		6,765
Other income/(expense)(3)(4)	247	87	—	—	(764)	12,347		11,917
Non-interest income/(loss)	7,573	89	—	769	(764)	11,015		18,682

Provision for loan losses	(186)	—	—	—	—	—		(186)

Provision for losses	(374)	—	—	—	—	—		(374)
Other non-interest expense	(8,630)	(1,410)	(1,726)	(1,067)	(5,989)	—		(18,822)
Non-interest expense(5)	(9,004)	(1,410)	(1,726)	(1,067)	(5,989)	—		(19,196)
Core earnings before income taxes	18,178	7,370	3,916	20,987	(3,122)	14,624	(6)	61,953
Income tax (expense)/benefit	(6,362)	(2,579)	(1,369)	(7,345)	2,872	(3,217)		(18,000)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	11,816	4,791	2,547	13,642	(250)	11,407	(6)	43,953
Preferred stock dividends	—	—	—	—	(6,591)	—		(6,591)
Non-controlling interest - preferred stock dividends	—	—	—	—	(5,235)	—		(5,235)
Loss on retirement of preferred stock	—	—	—	—	—	(8,147)		(8,147)
Segment core earnings/(losses)	$11,816	$4,791	$2,547	$13,642	$(12,076)	$3,260	(6)	$23,980

Total assets at carrying value	$2,780,018	$1,913,390	$962,702	$5,874,088	$3,614,399	$—		$15,144,597
Total on- and off-balance sheet program assets at principal balance	$5,485,570	$1,862,430	$954,188	$6,827,939		—		$15,130,127

(1)	Excludes the amortization of premiums and discounts on assets consolidated at fair value, originally included in interest income, to reflect core earnings amounts.

(2)
Includes the reclassification of interest income and interest expense from consolidated trusts owned by third parties to guarantee and commitment fees, to reflect the net interest income Farmer Mac earns is effectively a guarantee fee.

(3)
Includes the reclassification of interest expense related to interest rate swaps not designated as hedges, which are included in "(Losses)/gains on financial derivatives and hedging activities" on the consolidated financial statements, to determine the effective funding cost for each operating segment.

(4)
Includes reconciling adjustments for fair value adjustments on financial derivatives and trading assets. Also includes a reconciling adjustment related to the recognition of deferred gains over the estimated lives of certain Farmer Mac Guaranteed Securities and USDA Securities.

(5)	Includes directly attributable costs and an allocation of indirectly attributable costs based on headcount.

(6)
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

Financial information included in this report is consolidated to include the accounts of Farmer Mac and its three subsidiaries – Farmer Mac Mortgage Securities Corporation, Farmer Mac II LLC, and Contour Valuation Services, LLC (which began doing business as AgVisory during first quarter 2016) ("AgVisory"). This discussion and analysis of financial condition and results of operations should be read together with: (1) the interim unaudited consolidated financial statements and the related notes that appear elsewhere in this report; and (2) Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 10, 2016.

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

•
the rate and direction of development of the secondary market for agricultural mortgage and rural utilities loans, including lender interest in Farmer Mac's products and the secondary market provided by Farmer Mac;

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

Overview

In second quarter 2016, Farmer Mac increased its outstanding business volume by $0.9 billion, to $17.1 billion, driven primarily by the addition of $0.4 billion of loans added under LTSPCs in the Rural Utilities line of business, net portfolio growth of $0.3 billion in the Institutional Credit line of business, and net portfolio growth of $0.2 billion in Farm & Ranch loans. Farmer Mac's overall credit quality remained stable during second quarter 2016, as substandard assets and the total allowance for losses increased modestly and 90-day delinquencies decreased due to several delinquent loans being cured or paid off in full at par. The discussion below of Farmer Mac's financial information includes measures of financial performance that are not presented in accordance with generally accepted accounting principles in the United States (GAAP), and these are considered "non-GAAP" measures. For more information about the non-GAAP measures Farmer Mac uses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Measures."

Net Income and Core Earnings

Farmer Mac's net income attributable to common stockholders for second quarter 2016 was $12.0 million, compared to $22.2 million for second quarter 2015. The decrease was primarily attributable to the effects of unrealized fair value changes on financial derivatives and hedged assets, which was a $1.3 million after-tax loss in second quarter 2016, compared to a $10.4 million after-tax gain in second quarter 2015. For more information about changes in net income attributable to common stockholders, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

Farmer Mac's non-GAAP core earnings for second quarter 2016 were $13.0 million, compared to $12.4 million in first quarter 2016 and $11.6 million in in second quarter 2015. The $0.6 million sequential quarterly increase in core earnings was primarily attributable to higher total revenues, which included a $0.7 million after-tax increase in net effective spread and a $0.1 million after-tax increase in guarantee and commitment fees. The increase was offset in part by an increase in credit-related expenses of $0.2 million after-tax due to higher provisions to the allowance for losses in second quarter 2016 compared to first quarter 2016. Operating expenses were relatively flat sequentially, as higher general and administrative expenses related to continued technology and business infrastructure investments and expenses associated with business development efforts and other corporate initiatives were offset by lower compensation costs in second quarter 2016. These lower compensation costs were due to a decrease in stock compensation expense, which reflects the absence of the costs associated with the annual vesting of stock-based awards that occurred in first quarter 2016.

The year-over-year $1.4 million increase in core earnings was primarily attributable to increases in net effective spread of $0.8 million after-tax and guarantee and commitment fee income of $0.5 million after-tax. Also contributing to the increase compared to last year was a decrease in credit-related expenses, which decreased year-over-year as provisions to the allowance for losses were $0.3 million after-tax in second quarter 2016 compared to provisions of $0.8 million after-tax in second quarter 2015. Operating expenses increased by $0.2 million after-tax driven by higher general and administrative expenses related to continued technology and business infrastructure investments and expenses associated with business development efforts and other corporate initiatives. The increase in operating expenses was offset by lower compensation costs in second quarter 2016 resulting from lower payouts of variable incentive compensation compared to second quarter 2015.

Fair value changes on derivatives do not affect core earnings. For more information about the composition of core earnings and a reconciliation of net income attributable to common stockholders to core earnings, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations." For more information about the non-GAAP measures Farmer Mac uses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Measures."

Net Interest Income and Net Effective Spread

Net interest income was $34.4 million in second quarter 2016 compared to $31.9 million in second quarter 2015. In percentage terms, net interest income for second quarter 2016 was 0.88 percent compared to 0.90 percent in second quarter 2015. The year-over-year increase in dollars was due to several factors. One factor was the impact of an increase in short-term interest rates on assets and liabilities indexed to LIBOR due to the Federal Reserve's decision to raise the target range for the federal funds rate in fourth quarter 2015. This effect on net interest income occurred because interest expense used to calculate net interest income does not include all the funding expenses related to these assets, specifically the expense on undesignated financial derivatives. Alternatively, the increase in short-term rates on assets and liabilities indexed to LIBOR would not have a similar effect on net effective spread as described below because net effective spread includes interest expense from all funding related to such assets, including interest expense from undesignated financial derivatives. Also contributing to the year-over-year increase in net interest income was growth in outstanding business volume, an increase in cash basis interest income received on non-accruing Farm & Ranch loans, and an increase in securitization activity of Farm & Ranch loans during 2015 and the first half of 2016. The year-over-year decrease in net interest income in percentage terms primarily related to a tighter spread on a large AgVantage security that was refinanced at a shorter maturity than the original security and a higher average balance maintained in lower-earning cash and investment securities in the first half of 2016 compared to the first half of 2015 to increase Farmer Mac's liquidity position.

Net effective spread, a non-GAAP measure, was $31.0 million in second quarter 2016, compared to $29.9 million in first quarter 2016 and $29.8 million in second quarter 2015. In percentage terms, net effective spread for second quarter 2016 was 0.84 percent, compared to 0.82 percent in first quarter 2016 and 0.88 percent in second quarter 2015. Farmer Mac uses net effective spread as an alternative measure to net interest income because management believes it is a useful metric that accurately reflects the economics of the net spread between all the assets owned by Farmer Mac and all related funding, including any associated derivatives, some of which may not be reflected in net interest income under GAAP. For more information about the non-GAAP measures Farmer Mac uses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Measures."

The sequential increase in quarterly net effective spread in both dollar and percentage terms was primarily due to (1) lower LIBOR-based funding costs for floating rate assets indexed to LIBOR due to adjustments in Farmer Mac's funding strategies for these types of assets and (2) an increase in cash basis interest income received on non-accruing Farm & Ranch loans. A higher average balance of AgVantage securities during second quarter 2016 also contributed to the sequential growth in dollars of net effective spread. The year-over year decrease in quarterly net effective spread in percentage terms was due to a tighter spread on a large AgVantage security that was refinanced at a shorter maturity than the original security and a higher average balance maintained in lower-earning cash and investment securities in the first half of 2016 compared to the first half of 2015 to increase Farmer Mac's liquidity position. The year-over-year increase in dollars was primarily attributable to growth in outstanding business volume and an increase in cash basis interest income received on non-accruing Farm & Ranch loans.

For a reconciliation of net interest income to net effective spread, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Net Interest Income."

Business Volume

Farmer Mac added $1.3 billion of new business volume during second quarter 2016. The new business volume included Rural Utilities loans added under LTSPCs of $421.4 million, purchases of $396.2 million of AgVantage securities, purchases of $241.1 million of newly originated Farm & Ranch loans, purchases of $110.6 million of USDA Securities, Farm & Ranch loans added under LTSPCs of $58.2 million, issuance of $23.1 million of Farmer Mac Guaranteed USDA Securities, and purchases of Rural Utilities loans of $10.0 million. Taking into account maturities and paydowns on existing assets, Farmer Mac's outstanding business volume was $17.1 billion as of June 30, 2016, an increase of $0.9 billion from March 31, 2016, $1.2 billion from December 31, 2015, and an increase of $2.0 billion compared to June 30, 2015.

Capital

As of June 30, 2016, Farmer Mac's core capital level was $572.6 million, $75.5 million above the minimum capital level required by Farmer Mac's statutory charter.  As of December 31, 2015, Farmer Mac's core capital level was $564.5 million, which was $102.4 million above the minimum capital requirement. The decrease in capital in excess of the minimum capital level was due primarily to an increase in minimum capital required to support the growth of on-balance sheet assets during the first half of 2016.

Farmer Mac's board of directors approved a share repurchase program during third quarter 2015 authorizing Farmer Mac to repurchase up to $25 million of its outstanding Class C non-voting common stock through September 2017. Farmer Mac did not repurchase any shares during second quarter 2016 under this program. As of June 30, 2016, Farmer Mac had repurchased approximately 668,000 shares of Class C non-voting common stock at a cost of approximately $19.6 million under the share repurchase program.

Credit Quality

Farmer Mac continued to maintain stable credit quality, as substandard assets and the total allowance for losses in terms of both dollars and percentage of the Farm & Ranch portfolio increased modestly from their respective levels as of March 31, 2016. The provision to the allowance for losses of $0.5 million during second quarter 2016 primarily related to the establishment of a specific reserve for a long-standing impaired loan due to collateral shortfalls relative to the unpaid principal balance and an increase in the specific allowance for on-balance sheet impaired loans resulting from a modest increase in the outstanding balance of such loans.

As of June 30, 2016, Farmer Mac's 90-day delinquencies were $22.1 million (0.38 of the Farm & Ranch portfolio), compared to $32.1 million (0.56 percent of the Farm & Ranch portfolio) as of December 31, 2015, and $31.9 million (0.58 percent of the Farm & Ranch portfolio) as of June 30, 2015. The decrease in 90-day delinquencies from year-end primarily related to (1) the workout in January 2016 of two Agricultural Storage and Processing loans that financed one canola facility and (2) the receipt by Farmer Mac of funds in the amount of $5.0 million to pay off a long-standing delinquent timber loan. In July 2016, Farmer Mac also received funds in the amount of $1.0 million to pay off another delinquent timber loan with the same borrower. For more information about Farmer Mac's credit metrics, including 90-day delinquencies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

Use of Non-GAAP Measures

In the accompanying analysis of its financial information, Farmer Mac sometimes uses measures of financial performance that are not presented in accordance with generally accepted accounting principles in the United States (GAAP), and these are considered "non-GAAP measures." Specifically, Farmer Mac uses the following non-GAAP measures: "core earnings," "core earnings per share," and "net effective spread." Farmer Mac uses these non-GAAP measures to measure corporate economic performance and develop financial plans because, in management's view, they are useful alternative measures in understanding Farmer Mac's economic performance, transaction economics, and business trends.

The non-GAAP financial measures that Farmer Mac uses may not be comparable to similarly labeled non-GAAP financial measures disclosed by other companies. Farmer Mac's disclosure of these non-GAAP measures is intended to be supplemental in nature, and is not meant to be considered in isolation from, as a substitute for, or as more important than, the related financial information prepared in accordance with GAAP.

Core Earnings and Core Earnings per Share

Core earnings and core earnings per share principally differ from net income attributable to common stockholders and earnings per common share, respectively, by excluding the effects of fair value fluctuations, which are not expected to have a cumulative net impact on financial condition or results of operations reported in accordance with GAAP if the related financial instruments are held to maturity, as is generally expected. Core earnings and core earnings per share also differ from net income attributable to common stockholders and earnings per common share, respectively, by excluding specified infrequent or unusual transactions that Farmer Mac believes are not indicative of future operating results and that may not reflect the trends and economic financial performance of Farmer Mac's core business. For example, the loss from retirement of the Farmer Mac II LLC Preferred Stock in first quarter 2015 has been excluded from core earnings and core earnings per share because it is not a frequently occurring transaction and not indicative of future operating results. This is also consistent with Farmer Mac's previous treatment of these types of origination costs associated with securities underwriting that are capitalized and deferred during the life of the security. For a reconciliation of Farmer Mac's net income attributable to common stockholders to core earnings and of earnings per common share to core earnings per share, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

Net Effective Spread

Farmer Mac uses net effective spread to measure the net spread Farmer Mac earns between its interest-earning assets and the related net funding costs of these assets. Net effective spread differs from net interest income and net interest yield because it excludes: (1) the amortization of premiums and discounts on assets consolidated at fair value; and (2) interest income and interest expense related to consolidated trusts with beneficial interests owned by third parties, which are presented on Farmer Mac's consolidated balance sheets as "Loans held for investment in consolidated trusts, at amortized cost." Farmer Mac excludes from net effective spread the premiums and discounts on assets consolidated at fair value that are amortized as adjustments to yield in interest income over the contractual or estimated remaining lives of the underlying assets because they either do not reflect actual cash premiums paid for the assets at acquisition or are not expected to have an economic effect on Farmer Mac's financial performance if the assets are held to maturity, as is generally expected. Farmer Mac excludes from net effective spread the interest income and interest expense associated with the consolidated trusts, which have been reclassified from net interest income to guarantee and commitment fees, and the average balance of the loans underlying these trusts to reflect management's view that the net interest income Farmer Mac earns is effectively a guarantee fee on the resulting Farmer Mac Guaranteed Securities.

Net effective spread also principally differs from net interest income and net interest yield because it includes the accrual of income and expense related to the contractual amounts due on financial derivatives that are not designated in hedge accounting relationships ("undesignated financial derivatives").
Farmer Mac uses interest rate swaps to manage its interest rate risk exposure by synthetically modifying the interest rate reset or maturity characteristics of certain assets and liabilities.  The accrual of the contractual amounts due on interest rate swaps designated in hedge accounting relationships is included as an adjustment to the yield or cost of the hedged item and is included in net interest income. For undesignated financial derivatives, Farmer Mac records the income or expense related to the accrual of the contractual amounts due in "(Losses)/gains on financial derivatives and hedging activities" on the consolidated statements of operations.  However, the accrual of the contractual amounts due for undesignated financial derivatives are included in Farmer Mac's calculation of net effective spread, which is intended to reflect management's view of the net spread between an asset and all of its related funding, including any associated derivatives, whether or not they are in a hedge accounting relationship. For a reconciliation of net interest income and net interest yield to net effective spread, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Net Interest Income."

Results of Operations

Farmer Mac's net income attributable to common stockholders for the three months ended June 30, 2016 was $12.0 million, or $1.13 per diluted common share, compared to $22.2 million, or $1.94 per diluted common share, for the same period in 2015. For the six months ended June 30, 2016, Farmer Mac's net income attributable to common stockholders was $22.3 million, or $2.07 per diluted common share, compared to $24.0 million, or $2.11 per diluted common share, for the same period in 2015. Farmer Mac's non-GAAP core earnings for the three months ended June 30, 2016 were $13.0 million, or $1.23 per diluted common share, compared to $11.6 million, or $1.02 per diluted common share, for the same period in 2015. Farmer Mac's non-GAAP core earnings for the six months ended June 30, 2016 were $25.4 million, or $2.35 per diluted common share, compared to $20.7 million, or $1.82 per diluted common share, for the same period in 2015.

A reconciliation of Farmer Mac's net income attributable to common stockholders to core earnings and core earnings per share are presented in the following tables along with a breakdown of the composition of core earnings:

Table 1

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Three Months Ended
	June 30, 2016	June 30, 2015
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$12,006	$22,162
Less reconciling items:
Unrealized (losses)/gains on financial derivatives and hedging activities	(2,076)	15,982
Unrealized gains on trading securities	394	170
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(371)	(125)
Net effects of settlements on agency forward contracts	466	197
Income tax effect related to reconciling items	556	(5,679)
Sub-total	(1,031)	10,545
Core earnings	$13,037	$11,617

Composition of Core Earnings:
Revenues:
Net effective spread(1)	$31,026	$29,787
Guarantee and commitment fees(2)	4,810	4,085
Other(3)	(125)	(24)
Total revenues	35,711	33,848

Credit related expense (GAAP):
Provision for losses	458	1,256
REO operating expenses	—	—
Losses on sale of REO	—	—
Total credit related expense	458	1,256

Operating expenses (GAAP):
Compensation and employee benefits	5,611	5,733
General and administrative	3,757	3,374
Regulatory fees	612	600
Total operating expenses	9,980	9,707

Net earnings	25,273	22,885
Income tax expense(4)	8,956	8,091
Net loss attributable to non-controlling interest (GAAP)	(16)	(119)
Preferred stock dividends (GAAP)	3,296	3,296
Core earnings	$13,037	$11,617

Core earnings per share:
Basic	$1.25	$1.06
Diluted	1.23	1.02
Weighted-average shares:
Basic	10,456	11,010
Diluted	10,614	11,438

(1)
Net effective spread is a non-GAAP measure. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Measures—Net Effective Spread" for an explanation of net effective spread. See Table 6 for a reconciliation of net interest income to net effective spread.

(2)
Includes interest income and interest expense related to consolidated trusts owned by third parties reclassified from net interest income to guarantee and commitment fees to reflect management's view that the net interest income Farmer Mac earns is effectively a guarantee fee on the consolidated Farmer Mac Guaranteed Securities.

(3)
Reflects reconciling adjustments for the reclassification to exclude expenses related to interest rate swaps not designated as hedges and fair value adjustments on financial derivatives and trading assets and a reconciling adjustment to exclude the recognition of deferred gains over the estimated lives of certain Farmer Mac Guaranteed Securities and USDA Securities.

(4)	Includes the tax impact of non-GAAP reconciling items between net income attributable to common stockholders and core earnings.

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Six Months Ended
	June 30, 2016	June 30, 2015
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$22,323	$23,980
Less reconciling items:
Unrealized (losses)/gains on financial derivatives and hedging activities	(5,065)	15,087
Unrealized gains on trading securities	752	532
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(652)	(939)
Net effects of settlements on agency forward contracts	211	(55)
Loss on retirement of Farmer Mac II LLC Preferred Stock(1)	—	(8,147)
Income tax effect related to reconciling items	1,665	(3,218)
Sub-total	(3,089)	3,260
Core earnings	$25,412	$20,720

Composition of Core Earnings:
Revenues:
Net effective spread(2)	$60,975	$59,044
Guarantee and commitment fees(3)	9,479	8,097
Other(4)	(642)	(429)
Total revenues	69,812	66,712

Credit related expense (GAAP):
Provision for losses	521	560
REO operating expenses	39	(1)
Losses on sale of REO	—	1
Total credit related expense	560	560

Operating expenses (GAAP):
Compensation and employee benefits	11,385	11,426
General and administrative	7,283	6,197
Regulatory fees	1,225	1,200
Total operating expenses	19,893	18,823

Net earnings	49,359	47,329
Income tax expense(5)	17,400	14,783
Net (loss)/income attributable to non-controlling interest (GAAP)	(44)	5,235
Preferred stock dividends (GAAP)	6,591	6,591
Core earnings	$25,412	$20,720

Core earnings per share:
Basic	$2.43	$1.89
Diluted	2.35	1.82
Weighted-average shares:
Basic	10,460	10,974
Diluted	10,808	11,385

(1)	Relates to the write-off of deferred issuance costs as a result of the retirement of Farmer II LLC Preferred Stock.

(2)
Net effective spread is a non-GAAP measure. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Measures—Net Effective Spread" for an explanation of net effective spread. See Table 6 for a reconciliation of net interest income to net effective spread.

(3)
Includes interest income and interest expense related to consolidated trusts owned by third parties reclassified from net interest income to guarantee and commitment fees to reflect management's view that the net interest income Farmer Mac earns is effectively a guarantee fee on the consolidated Farmer Mac Guaranteed Securities.

(4)
Reflects reconciling adjustments for the reclassification to exclude expenses related to interest rate swaps not designated as hedges and fair value adjustments on financial derivatives and trading assets and a reconciling adjustment to exclude the recognition of deferred gains over the estimated lives of certain Farmer Mac Guaranteed Securities and USDA Securities.

(5)	Includes the tax impact of non-GAAP reconciling items between net income attributable to common stockholders and core earnings.

Table 2

Reconciliation of GAAP Basic Earnings Per Share to Core Earnings Basic Earnings Per Share
	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(in thousands, except per share amounts)
GAAP - Basic EPS	$1.15	$2.01	$2.13	$2.19
Less Reconciling Items:
Unrealized (losses)/gains on financial derivatives and hedging activities	(0.19)	1.44	(0.49)	1.38
Unrealized gains on trading securities	0.04	0.02	0.07	0.05
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(0.04)	(0.01)	(0.06)	(0.09)
Net effects of settlements on agency forward contracts	0.04	0.02	0.02	(0.01)
Loss on retirement of Farmer Mac II LLC Preferred Stock	—	—	—	(0.74)
Income tax effect related to reconciling items	0.05	(0.52)	0.16	(0.29)
Sub-total	(0.10)	0.95	(0.30)	0.30
Core Earnings - Basic EPS	$1.25	$1.06	$2.43	$1.89

Shares used in per share calculation (GAAP and Core Earnings)	10,456	11,010	10,460	10,974

Reconciliation of GAAP Diluted Earnings Per Share to Core Earnings Diluted Earnings Per Share
	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(in thousands, except per share amounts)
GAAP - Diluted EPS	$1.13	$1.94	$2.07	$2.11
Less Reconciling Items:
Unrealized (losses)/gains on financial derivatives and hedging activities	(0.20)	1.40	(0.46)	1.32
Unrealized gains on trading securities	0.04	0.01	0.07	0.05
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(0.03)	(0.01)	(0.06)	(0.08)
Net effects of settlements on agency forward contracts	0.04	0.02	0.02	—
Loss on retirement of Farmer Mac II LLC Preferred Stock	—	—	—	(0.72)
Income tax effect related to reconciling items	0.05	(0.50)	0.15	(0.28)
Sub-total	(0.10)	0.92	(0.28)	0.29
Core Earnings - Diluted EPS	$1.23	$1.02	$2.35	$1.82

Shares used in per share calculation (GAAP and Core Earnings)	10,614	11,438	10,808	11,385

The five non-GAAP reconciling items between net income attributable to common stockholders and core earnings are:

1. Unrealized (losses)/gains on financial derivatives and hedging activities. The table below calculates the non-GAAP reconciling item for unrealized (losses)/gains on financial derivatives and hedging activities.

Table 3

Non-GAAP Reconciling Item for Unrealized (Losses)/Gains on Financial Derivatives and Hedging Activities
	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(in thousands)
Fair value hedges:
Unrealized gains on fair value hedges (see Table 8)	$2,101	$2,721	$4,990	$5,838
No hedge designation:
Unrealized (losses)/gains due to fair value changes (see Table 8)	(4,177)	13,261	(10,055)	9,249
Unrealized (losses)/gains on financial derivatives and hedging activities	$(2,076)	$15,982	$(5,065)	$15,087

2. Unrealized gains on trading securities. The unrealized gains on trading securities are reported on Farmer Mac's consolidated statements of operations, which represent changes during the period in fair values for trading assets remaining on Farmer Mac's balance sheet as of the end of the reporting period.
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
4. The net effect of settlements on agency forward contracts. These agency forward contracts are used as a short-term economic hedge of the issuance of debt. For GAAP purposes, realized gains or losses on settlements of agency forward contracts used as a short-term hedge of the issuance of debt are reported in the consolidated statements of operations in the period in which they occur. For core earnings purposes, these realized gains or losses on settlements of agency forward contracts are deferred and amortized as yield adjustments over the term of the related debt, which generally ranges from 3 to 15 years.
5. The loss on retirement of the Farmer Mac II LLC Preferred Stock. This loss in first quarter 2015 has been excluded from core earnings because it is not a frequently occurring transaction and is not indicative of future operating results. This is also consistent with Farmer Mac's previous treatment of these types of origination costs associated with securities underwriting that are capitalized and deferred during the life of the security.
The following sections provide more detail regarding specific components of Farmer Mac's results of operations.

Net Interest Income.  The following table provides information regarding interest-earning assets and funding for the six months ended June 30, 2016 and 2015.  The average balance of non-accruing loans is included in the average balance of loans, Farmer Mac Guaranteed Securities, and USDA Securities presented, though the related income is accounted for on a cash basis.  Therefore, as the average balance of non-accruing loans and the income received increases or decreases, the net interest income and yield will fluctuate accordingly.  The average balance of loans in consolidated trusts with beneficial interests owned by third parties is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities.  The interest income and expense associated with these trusts are shown in the net effect of consolidated trusts.

Table 4

	For the Six Months Ended
	June 30, 2016			June 30, 2015
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$3,745,379	$13,241	0.71%	$3,249,476	$5,959	0.37%
Loans, Farmer Mac Guaranteed Securities and USDA Securities(1)	10,873,414	123,439	2.27%	10,363,677	115,330	2.23%
Total interest-earning assets	14,618,793	136,680	1.87%	13,613,153	121,289	1.78%
Funding:
Notes payable due within one year	7,221,753	16,528	0.46%	5,554,106	4,996	0.18%
Notes payable due after one year(2)	6,974,570	54,353	1.56%	7,492,262	54,972	1.47%
Total interest-bearing liabilities(3)	14,196,323	70,881	1.00%	13,046,368	59,968	0.92%
Net non-interest-bearing funding	422,470	—		566,786	—
Total funding	14,618,793	70,881	0.97%	13,613,154	59,968	0.88%
Net interest income/yield prior to consolidation of certain trusts	14,618,793	65,799	0.90%	13,613,154	61,321	0.90%
Net effect of consolidated trusts(4)	797,936	2,199	0.55%	478,225	1,332	0.56%
Net interest income/yield	$15,416,729	$67,998	0.88%	$14,091,379	$62,653	0.89%

(1)	Excludes interest income of $14.4 million and $9.1 million in the first half of 2016 and 2015, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(2)	Includes current portion of long-term notes.

(3)	Excludes interest expense of $12.2 million and $7.7 million in the first half of 2016 and 2015, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(4)	Includes the effect of consolidated trusts with beneficial interests owned by third parties.

Net interest income was $68.0 million for the six months ended June 30, 2016 compared to $62.7 million for the same period in 2015. The overall net interest yield was 88 basis points for the six months ended June 30, 2016 compared to 89 basis points from same period in 2015.

The $5.3 million increase in net interest income for the six months ended June 30, 2016 compared to the same period in 2015 was due to several factors. One factor was the impact of an increase in short-term interest rates on assets and liabilities indexed to LIBOR due to the Federal Reserve's decision to raise the target range for the federal funds rate in fourth quarter 2015. This effect on net interest income is because interest expense used to calculate net interest income does not include all the funding expenses related to these assets, specifically the expense on undesignated financial derivatives. Alternatively, the increase in short-term rates on assets and liabilities indexed to LIBOR would not have a similar effect on net effective spread because net effective spread includes interest expense from all funding related to such assets, including interest expense from undesignated financial derivatives. Another factor contributing to the year-over-year increase in net interest income was an increase in the average outstanding balance of Farm & Ranch loans, USDA Securities, and AgVantage securities. Also contributing to the increase was (1) a decrease in net yield adjustments related to amortization of premiums and discounts on assets consolidated at fair value driven by slower prepayments on those assets and (2) the impact of an increase in securitization activity of Farm & Ranch loans during 2015 and the first half of 2016. The increase was offset in part by an increase in yield adjustments from amortization of purchase premiums on certain Farm & Ranch loans resulting from accelerated prepayments. The year-over-year decrease in net interest income in percentage terms primarily related to a tighter spread on a large AgVantage security that was refinanced at a shorter maturity than the original security and a higher average balance maintained in lower-earning cash and investment securities in the first half of 2016 compared to the first half of 2015 to increase Farmer Mac's liquidity position.

The following table sets forth information regarding changes in the components of Farmer Mac's net interest income prior to consolidation of certain trusts for the periods indicated.  For each category, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate) and changes in rate (change in rate multiplied by old volume).  Combined rate/volume variances, the third element of the calculation, are allocated based on their relative size.

Table 5

	For the Six Months Ended June 30, 2016 Compared to Same Period 2015
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$6,253	$1,029	$7,282
Loans, Farmer Mac Guaranteed Securities and USDA Securities	2,358	5,751	8,109
Total	8,611	6,780	15,391
Expense from other interest-bearing liabilities	5,396	5,517	10,913
Change in net interest income prior to consolidation of certain trusts(1)	$3,215	$1,263	$4,478

(1)	Excludes the effect of debt in consolidated trusts with beneficial interests owned by third parties.

For the six months ended June 30, 2016 compared to the same period in 2015, the increase in income on interest-earning assets and the increase in expense on other interest-bearing liabilities due to changes in rate resulted from the repricing of both interest-earning assets and interest-bearing liabilities due to the Federal Reserve's decision to raise the target range for the federal funds rate in fourth quarter 2015. The increase in income due to changes in rate on loans, Farmer Mac Guaranteed Securities, and USDA Securities was also due to a decrease in net yield adjustments related to amortization of premiums and discounts on assets consolidated at fair value driven by slower prepayments on those assets in the first half of 2016. That increase in income was offset in part by a decline in market rates on AgVantage securities acquired or refinanced during 2015 and the first half of 2016 and an increase in yield adjustments from amortization of purchase premiums on certain Farm & Ranch loans resulting from accelerated prepayments. The increases in income from interest-earning assets and in expense from other interest-bearing liabilities due to changes in volume reflect the increase in the average balance of on-balance sheet assets and the related funding for those assets, respectively.

The following table presents a reconciliation of net interest income and net yield to net effective spread.  This spread is measured by including income or expense related to contractual amounts due on undesignated financial derivatives (the income or expense related to financial derivatives designated in hedge accounting relationships is already included in net interest income) and excluding the amortization of premiums and discounts on assets consolidated at fair value and the net effects of consolidated trusts with beneficial interests owned by third parties.

Table 6

	For the Three Months Ended				For the Six Months Ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income/yield	$34,358	0.88%	$31,864	0.90%	$67,998	0.88%	$62,653	0.89%
Net effects of consolidated trusts	(1,155)	0.02%	(697)	0.02%	(2,199)	0.02%	(1,332)	0.01%
Expense related to undesignated financial derivatives	(2,509)	(0.07)%	(1,577)	(0.05)%	(5,178)	(0.07)%	(3,588)	(0.05)%
Amortization of premiums/discounts on assets consolidated at fair value	332	0.01%	197	0.01%	354	—%	1,311	0.02%
Net effective spread	$31,026	0.84%	$29,787	0.88%	$60,975	0.83%	$59,044	0.87%

Net effective spread was $31.0 million and $61.0 million for the three and six months ended June 30, 2016 compared to $29.8 million and $59.0 million for the same periods in 2015, respectively. In percentage terms, net effective spread for the three and six months ended June 30, 2016 was 0.84 percent and 0.83 percent, respectively, compared to 0.88 percent and 0.87 percent for the same periods in 2015, respectively.

For the first six months of 2016 compared to the same period in 2015, the contraction in net effective spread in percentage terms was primarily attributable to market increases in LIBOR-based short-term funding costs which primarily impacted first quarter 2016, a tighter spread on a large AgVantage security that was refinanced in first quarter 2016 at a shorter maturity than the original security, and an increase in yield adjustments from amortization of purchase premiums on certain Farm & Ranch loans resulting from accelerated prepayments. Additionally, net effective spread was negatively impacted by the decrease in net non-interest bearing funding in the first half of 2016 compared to the same period last year due to the redemption of Farmer Mac II LLC Preferred stock on March 30, 2015 as certain interest earning assets which were previously funded with capital are currently being funded with interest bearing liabilities. Farmer Mac also maintained a higher average balance in lower-earning cash and investment securities in the first half of 2016 compared to the first half of 2015 to increase Farmer Mac's liquidity position. The year-over-year increase in dollars was attributable to growth in outstanding business volume.

See Note 9 to the consolidated financial statements for more information regarding net interest income and net effective spread from Farmer Mac's individual business segments. Additionally, see "—Supplemental Information" for quarterly net effective spread by line of business.

Provision for and Release of Allowance for Loan Losses and Reserve for Losses. The following table summarizes the components of Farmer Mac's total allowance for losses for the three and six months ended June 30, 2016 and 2015:

Table 7

	As of June 30, 2016			As of June 30, 2015
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
For the Three Months Ended:
Beginning Balance	$4,529	$2,097	$6,626	$5,940	$3,491	$9,431
Provision for/(release of) losses	364	94	458	110	1,146	1,256
Ending Balance	$4,893	$2,191	$7,084	$5,939	$4,637	$10,576

For the Six Months Ended:
Beginning Balance	$4,480	$2,083	$6,563	$5,864	$4,263	$10,127
Provision for/(release of) losses	413	108	521	186	374	560
Charge-offs	—	—	—	(111)	—	(111)
Ending Balance	$4,893	$2,191	$7,084	$5,939	$4,637	$10,576

The provisions to the allowance for loan losses recorded during the three and six months ended June 30, 2016 were attributable to the establishment of a specific reserve for a long-standing impaired permanent planting loan due to collateral shortfalls relative to the unpaid principal balance and an increase in the specific allowance for on-balance sheet impaired loans resulting from a modest increase in the outstanding balance of such loans. The provisions to the reserve for losses recorded during the three and six months ended June 30, 2016 were attributable to an increase in the general allowance due to downgrades in risk rating on certain unimpaired crop loans and permanent planting loans underlying LTSPCs. The provisions were partially offset by a decrease in the general allowance of Agricultural Storage and Processing loans and Agricultural Storage and Processing loans underlying LTSPCs due to paydowns of these loans.

The provisions to the allowance for loan losses for the three and six months ended June 30, 2015 were primarily attributable to a specific allowance for two Agricultural Storage and Processing loans underlying an LTSPC that financed one canola facility. The establishment of the specific allowance for these loans was due to a downgrade in risk rating resulting from collateral shortfalls relative to the unpaid principal balance for such loans. The provisions were partially offset by a decrease in the general allowance of Agricultural Storage and Processing loans and Agricultural Storage and Processing loans underlying LTSPCs due to paydowns of these loans.

As of June 30, 2016 and December 31, 2015, Farmer Mac's allowance for loan losses was $4.9 million and $4.5 million, respectively, and its reserve for losses was $2.2 million and $2.1 million, respectively. See Note 5 to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs, were $3.7 million and $7.3 million, respectively, for the three and six months ended June 30,

2016, compared to $3.4 million and $6.8 million for the same periods in 2015, respectively. The increase in guarantee and commitment fees was attributable to the addition of $0.5 billion in third quarter 2015 and $0.4 billion in second quarter 2016 of Rural Utilities loans under LTSPCs, offset in part by a lower average outstanding balance of off-balance sheet Farm & Ranch Guaranteed Securities.

(Losses)/Gains on Financial Derivatives and Hedging Activities.  The effect of unrealized and realized gains and losses on Farmer Mac's financial derivatives and hedging activities was net losses of $4.7 million and $11.5 million for the three and six months ended June 30, 2016, compared to net gains of $14.4 million and $10.5 million for the same periods in 2015, respectively.

The components of gains and losses on financial derivatives and hedging activities for three and six months ended June 30, 2016 and 2015 are summarized in the following table:

Table 8

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(in thousands)
Fair value hedges:
Unrealized (losses)/gains due to fair value changes:
Financial derivatives(1)	$(14,440)	$14,075	$(41,339)	$8,316
Hedged items	16,541	(11,354)	46,329	(2,478)
Unrealized gains on fair value hedging activities	2,101	2,721	4,990	5,838
Cash flow hedges:
Loss recognized (ineffective portion)	(105)	(150)	(254)	(366)
Losses on cash flow hedges	(105)	(150)	(254)	(366)
No hedge designation:
Unrealized (losses)/gains due to fair value changes	(4,177)	13,261	(10,055)	9,249
Realized:
Expense related to financial derivatives	(2,404)	(1,427)	(4,924)	(3,222)
Losses due to terminations or net settlements	(111)	(16)	(1,235)	(992)
(Losses)/gains on financial derivatives not designated in hedging relationships	(6,692)	11,818	(16,214)	5,035
(Losses)/gains on financial derivatives and hedging activities	$(4,696)	$14,389	$(11,478)	$10,507

(1)
Included in the assessment of hedge effectiveness as of June 30, 2016, but excluded from the amounts in the table, were losses of $1.8 million and $3.3 million for the three and six months ended June 30, 2016, attributable to the fair value of the swaps at the inception of the hedging relationship. Accordingly, the amounts recognized as hedge ineffectiveness for the three and six months ended June 30, 2016 were gains of $0.3 million and $1.7 million, respectively. The comparable amounts as of June 30, 2015 were losses of $2.9 million and $5.8 million for the three and six months ended June 30, 2015, attributable to the fair value of the swaps at the inception of the hedging relationship and, accordingly, losses of $0.2 million and gains of $0.1 million for the three and six months ended June 30, 2015, attributable to hedge ineffectiveness.

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

Gains on Trading Securities.  During the three and six months ended June 30, 2016, Farmer Mac recorded unrealized gains on trading securities of $0.4 million and $0.8 million, respectively, compared to unrealized gains of $0.2 million and $0.5 million during the same periods in 2015, respectively. Of the total gains recognized during the three and six months ended June 30, 2016, $0.4 million and $0.6 million of gains related to financial assets selected to be carried at fair value with changes in fair value included in earnings (the fair value option), compared to recorded gains of $11,000 and $0.2 million during the same period in 2015.

Other Income. Other income totaled $0.4 million and $0.5 million, respectively, for the three and six months ended June 30, 2016, compared to $0.3 million and $0.9 million for the same periods in 2015. Other income during the three and six months ended June 30, 2016 included the recognition of $0.3 million and $0.6 million, respectively, of appraisal fees received by Farmer Mac's consolidated appraisal company subsidiary, AgVisory, which was formed in fourth quarter 2014 compared to $0.1 million for the same periods in 2015. Other income during the three and six months ended June 30, 2016 also included the recognition of $0.1 million of and $0.3 million of losses, respectively, previously deferred in accumulated other comprehensive income related to fair value changes of certain available-for-sale securities contributed to Farmer Mac II LLC in 2010 and other miscellaneous items, compared to the recognition of $0.1 million and $0.4 million, respectively, of previously deferred gains for the same periods in 2015.

Compensation and Employee Benefits.  Compensation and employee benefits were $5.6 million and $11.4 million, respectively, for the three and six months ended June 30, 2016, compared to $5.7 million and $11.4 million, respectively, for the same periods in 2015. The year-over-year quarterly decrease was due primarily to lower payouts of variable incentive compensation awarded in second quarter 2016 compared to second quarter 2015 offset in part by an increase in employee health insurance costs. Compensation costs for the three and six months ended June 30, 2016 included $0.2 million and $0.4 million, respectively, in compensation costs for Farmer Mac's consolidated appraisal company subsidiary, AgVisory, compared to $0.2 million and $0.3 million, respectively, for the same periods last year.

General and Administrative Expenses.  General and administrative expenses, including legal, audit, and consulting fees, were $3.8 million and $7.3 million, respectively, for the three and six months ended June 30, 2016, compared to $3.4 million and $6.2 million for the same periods in 2015. The increase in the first half of 2016 compared to the first half of 2015 was due primarily to higher consulting fees and information services expenses related to corporate strategic initiatives, continued technology and business infrastructure investments, and expenses related to business development efforts. Additionally, general and administrative costs for the three and six months ended June 30, 2016 included $0.2 million and $0.3 million, respectively, in operating expenses for Farmer Mac's consolidated appraisal company subsidiary compared to $0.1 million and $0.2 million, respectively for the same periods last year.

Regulatory Fees.  Regulatory fees, which consist of the fees paid to FCA, were $0.6 million and $1.2 million, respectively, for both the three and six months ended June 30, 2016 and 2015. FCA has advised Farmer Mac that its estimated fees for the federal fiscal year ending September 30, 2016 will remain at the same level ($0.6 million per federal fiscal quarter) as the prior federal fiscal year.  After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.

Income Tax Expense.  Income tax expense totaled $8.4 million and $15.7 million, respectively, for the three and six months ended June 30, 2016, compared to income tax expense of $13.8 million and $18.0 million for the same periods in 2015. The decrease in income tax expense in the first half of 2016 compared to the same period last year was due to lower pre-tax income offset in part by two items that occurred during first quarter 2015 but did not recur during the first half of 2016: (1) the consolidated tax benefits recognized from the dividends declared on Farmer Mac II LLC Preferred Stock, which is included in the presentation of "Net income attributable to non-controlling interest" on the consolidated statements of operations on a pre-tax basis, and (2) the loss on retirement of the Farmer Mac II LLC Preferred Stock. These items were also the primary reasons why Farmer Mac's effective tax rate was lower than the statutory rate in the six months ended June 30, 2015.

Loss on Retirement of Preferred Stock. On March 30, 2015, Farmer Mac II LLC redeemed all of the outstanding shares of Farmer Mac II LLC Preferred Stock, which, in turn, triggered the redemption of all of the outstanding related Farm Asset-Linked Capital Securities, or "FALConS," on that same day. As a result, Farmer Mac recognized an expense in first quarter 2015 of $8.1 million of deferred issuance costs related to those shares of Farmer Mac II LLC Preferred Stock as "Loss on retirement of preferred stock" on the consolidated statements of operations.

Business Volume.  During second quarter 2016, Farmer Mac added $1.3 billion of new business volume compared to $0.7 billion in second quarter 2015. Specifically, Farmer Mac:

•	added $421.4 million of Rural Utilities loans under LTSPCs;

•	purchased $396.2 million of AgVantage securities;

•	purchased $241.1 million of newly originated Farm & Ranch loans;

•	purchased $110.6 million of USDA Securities;

•	added $58.2 million of Farm & Ranch loans under LTSPCs;

•	issued $23.1 million of Farmer Mac Guaranteed USDA Securities; and

•	purchased $10.0 million of Rural Utilities loans.

Farmer Mac's outstanding business volume was $17.1 billion as of June 30, 2016, an increase of $901.0 million from March 31, 2016. The increase in Farmer Mac's outstanding business volume was driven by the addition of $421.4 million of Rural Utilities loans added under LTSPCs, portfolio growth in AgVantage securities, and net portfolio growth in Farm & Ranch loans and USDA Securities. The new business volume in AgVantage securities for second quarter 2016 included purchases of $150.0 million from Metropolitan Life Insurance Company ("MetLife") and $200.0 million from Rabo Agrifinance, Inc. ("Rabo"). The AgVantage securities purchased from Rabo in second quarter 2016 included a $50.0 million AgVantage security that Rabo used to refinance an AgVantage security that matured in second quarter 2016 and a $50.0 million AgVantage security that Rabo used to refinance an AgVantage security that matured in early July 2016. The new business volume in AgVantage securities for second quarter 2016 also included $27.4 million purchased under Farm Equity AgVantage facilities with agricultural real estate investment funds, compared to $76.9 million of that product purchased in second quarter 2015.

The following table sets forth purchases of non-delinquent eligible loans, new loans added under LTSPCs, and new guarantees during the periods indicated in the Farm & Ranch, USDA Guarantees, and Rural Utilities lines of business, as well as purchases of AgVantage securities in the Institutional Credit line of business:

Table 9

New Business Volume – Farmer Mac Loan Purchases, Guarantees, LTSPCs, and AgVantage Securities
	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(in thousands)
Farm & Ranch:
Loans	$241,093	$196,927	$439,641	$327,151
LTSPCs	58,156	102,944	126,173	162,255
USDA Guarantees:
USDA Securities	110,631	111,421	205,951	200,607
Farmer Mac Guaranteed USDA Securities	23,114	12,512	26,762	12,512
Rural Utilities:
Loans	10,000	—	19,691	8,703
LTSPCs	421,404	—	421,404	—
Institutional Credit:
AgVantage Securities	396,245	307,250	1,323,464	522,165
Total purchases, guarantees, LTSPCs, and AgVantage Securities	$1,260,643	$731,054	$2,563,086	$1,233,393

New business volume for loans within the Farm & Ranch line of business for the first half of 2016 was substantially ahead of first half of 2015 and reflected an increase in loan demand. New business volume for LTSPCs within the Farm & Ranch line of business for the first half of 2016 compared to the first half of 2015 reflected a decline in demand among Farm Credit System institutions for the LTSPC product. The increase in new business volume in the USDA Guarantees line of business for the first half of 2016 compared to the first half of 2015 reflected an increase in lender usage of USDA guaranteed loan programs and the resulting increase in loans available for purchase on the secondary market, as well as the increasing willingness of banks to sell the lower-return guaranteed portions of these loans to fund other new loan originations. Loan purchase volume in the Rural Utilities line of business remained low due to modest demand for credit associated with slow economic growth and greater energy efficiency in recent years, as well as an ongoing preference by CFC, Farmer Mac's only current rural utilities cooperative counterparty, to retain loans on its balance sheet. The large LTSPC transaction completed with CFC in second quarter 2016 marked the second time Farmer Mac has added loans under LTSPCs in the Rural Utilities line of business. Changes in AgVantage securities volume are primarily driven by the generally larger transaction sizes for that product and the fluctuating funding and liquidity needs of Farmer Mac's customer network and scheduled maturity amounts.

Based on market conditions, Farmer Mac either retains the loans it purchases or securitizes them and retains or sells Farmer Mac Guaranteed Securities backed by those loans.  The weighted-average age of the Farm & Ranch non-delinquent eligible loans purchased and retained (excluding the purchases of defaulted loans) during second quarter 2016 and second quarter 2015 was less than one year. Of those loans, 61 percent and 56 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 17.9 years and 16.2 years, respectively.

During second quarter 2016 and 2015, Farmer Mac securitized some of the Farm & Ranch loans it had purchased and sold the resulting Farmer Mac Guaranteed Securities in the amounts of $119.9 million and $63.0 million, respectively. Farmer Mac consolidates these loans and presents them as "Loans held for investment in consolidated trusts, at amortized cost" on the consolidated balance sheets. For the three and six months ended June 30, 2016, $66.0 million and $149.5 million, respectively, of Farmer Mac Guaranteed Securities were sold to Zions First National Bank, which is a related party to Farmer Mac, compared to $39.7 million and $83.6 million of sales for the three and six months ended June 30, 2015, respectively.

The following table sets forth information regarding the Farmer Mac Guaranteed Securities issued during the periods indicated:

Table 10

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(in thousands)
Loans securitized and sold as Farm & Ranch Guaranteed Securities	$119,868	$62,953	$255,781	$112,440
Farmer Mac Guaranteed USDA Securities	19,014	—	22,662	—
AgVantage Securities	396,245	307,250	1,323,464	522,165
Total Farmer Mac Guaranteed Securities issuances	$535,127	$370,203	$1,601,907	$634,605

The following table sets forth information regarding outstanding volume in each of Farmer Mac's four lines of business as of the dates indicated:

Table 11

Lines of Business - Outstanding Business Volume
	As of June 30, 2016	As of December 31, 2015
	(in thousands)
On-balance sheet:
Farm & Ranch:
Loans	$2,265,932	$2,249,864
Loans held in trusts:
Beneficial interests owned by third party investors	922,666	708,111
USDA Guarantees:
USDA Securities	1,896,510	1,876,451
Farmer Mac Guaranteed USDA Securities	32,886	31,554
Rural Utilities:
Loans	1,001,769	1,008,126
Institutional Credit:
AgVantage Securities	6,106,301	5,439,383
Total on-balance sheet	$12,226,064	$11,313,489
Off-balance sheet:
Farm & Ranch:
LTSPCs	2,175,456	2,253,273
Guaranteed Securities	466,479	514,051
USDA Guarantees:
Farmer Mac Guaranteed USDA Securities	30,962	10,272
Rural Utilities:
LTSPCs(1)	932,704	522,864
Institutional Credit:
AgVantage Securities	984,871	984,871
AgVantage Revolving Line of Credit Facility(2)	300,000	300,000
Total off-balance sheet	$4,890,472	$4,585,331
Total	$17,116,536	$15,898,820

(1)	Includes $8.8 million related to a one-year loan purchase commitment on which Farmer Mac receives a nominal unused commitment fee as of both June 30, 2016 and December 31, 2015.

(2)
As of both June 30, 2016 and December 31, 2015, this facility had not been utilized. Farmer Mac receives a fixed fee based on the full dollar amount of the facility. If the counterparty draws on the facility, the amounts drawn will be presented as AgVantage Securities, and Farmer Mac will earn interest income on those securities.

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities) and LTSPCs, USDA Securities, and Farmer Mac Guaranteed USDA Securities as of June 30, 2016:

Table 12

Schedule of Principal Amortization as of June 30, 2016
	Loans Held	Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed Securities and LTSPCs	USDA Securities and Farmer Mac Guaranteed USDA Securities	Total
	(in thousands)
2016	$90,995	$136,607	$43,740	$271,342
2017	177,718	306,231	94,332	578,281
2018	188,408	1,037,374	92,557	1,318,339
2019	180,818	193,368	94,315	468,501
2020	191,280	182,834	94,356	468,470
Thereafter	3,361,148	1,718,225	1,541,058	6,620,431
Total	$4,190,367	$3,574,639	$1,960,358	$9,725,364

Of the $17.1 billion outstanding principal balance of volume included in Farmer Mac's four lines of business as of June 30, 2016, $7.4 billion were AgVantage securities included in the Institutional Credit line of business.  Unlike business volume in the form of purchased loans, USDA Securities, and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, most AgVantage securities do not require periodic payments of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due. The following table summarizes by maturity date the outstanding principal amount of both on- and off-balance sheet AgVantage securities as of June 30, 2016:

Table 13

AgVantage Balances by Year of Maturity
As of
June 30, 2016
(in thousands)
2016	$869,750
2017	1,577,420
2018(1)	1,451,685
2019	650,349
2020	606,388
Thereafter(2)	2,235,580
Total	$7,391,172

(1)	Includes the expiration of the $300.0 million revolving floating rate AgVantage facility. As of June 30, 2016, this facility had not been utilized.

(2)	Includes various maturities ranging from 2021 to 2044.

The weighted-average remaining maturity of the outstanding AgVantage securities shown in the table above was 4.0 years as of June 30, 2016.  As a general matter, if maturing AgVantage securities are not replaced with new AgVantage securities, either from the same issuer or from new business, or if the spread earned by Farmer Mac on new AgVantage securities that replace maturing AgVantage securities is lower than the spread earned on the maturing securities, Farmer Mac's income could be adversely affected.

As part of fulfilling its guarantee obligations for Farm & Ranch Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90-days delinquent or in material non-monetary default at the time of purchase, out of the loan pools underlying those securities and LTSPCs, and records the purchased loans as such on its balance sheet.  The purchase price for a defaulted loan purchased out of a pool of loans backing Farm & Ranch Guaranteed Securities is the then-current outstanding principal balance of the loan plus accrued and unpaid interest.  The purchase price for a defaulted loan purchased under an LTSPC is the then-current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loan payable out of any future loan payments or liquidation proceeds as received.  The purchase price of a defaulted loan is not an indicator of the expected loss on that loan; many other factors affect expected loss, if any, on any loan so purchased. The delinquent loans purchased out of securitized pools and LTSPCs during second quarter 2015 had a weighted-average age of 16 years. Farmer Mac did not purchase any delinquent loans during second quarter 2016. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

The following table presents Farmer Mac's purchases of defaulted loans underlying Farm & Ranch Guaranteed Securities and LTSPCs for the periods indicated:

Table 14

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(in thousands)
Defaulted loans purchased underlying Farm & Ranch Guaranteed Securities owned by third party investors	$—	$1,324	$1,267	$1,981
Defaulted loans purchased underlying LTSPCs	—	—	148	—
Total loan purchases	$—	$1,324	$1,415	$1,981

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

Farmer Mac continues to monitor land values and commodity prices in response to cyclical swings. Although farmland values and commodity prices have declined recently in some sectors, primarily in the Midwest, Farmer Mac believes that its portfolio remains sufficiently diversified, both geographically and by commodity, and that its portfolio has generally demonstrated historically high credit quality and low delinquency rates to endure reasonably foreseeable volatility in farmland values and commodity prices. Farmer Mac also continues to closely monitor sector profitability, economic conditions, and agricultural land value and geographic trends to tailor underwriting practices to changing conditions. For more information about the loan balances and loan-to-value ratios for Farm & Ranch loans in Farmer Mac's portfolio as of June 30, 2016, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

The western part of the United States, and in particular California, continues to experience drought conditions to varying degrees. Although Farmer Mac has not observed any material effect on its portfolio from the drought through June 30, 2016, the persistence of drought conditions in certain areas of the west could have an adverse effect on Farmer Mac’s delinquency rates or loss experience. Through regular discussions with its loan servicers and lenders and their customers, Farmer Mac continues to remain informed about the drought conditions and their effects in those areas.

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

Farmer Mac also directs marketing efforts towards the agricultural industry by trying to identify and develop relationships with potential issuers of AgVantage securities, including insurance company agricultural lenders, who can pledge loans as collateral to obtain financing as part of Farmer Mac's Institutional Credit line of business. As part of these efforts, Farmer Mac has recently increased its focus on wholesale financing for institutional investors in agricultural assets that qualify as eligible collateral under Farmer Mac's charter. In July 2014, Farmer Mac expanded its AgVantage product to this new type of issuer and refers to this product variation as the Farm Equity AgVantage product. Farmer Mac directs its outreach efforts to these potential issuers through its business relationships within the agricultural community and through executive outreach to institutions whose profile presents opportunity to benefit from wholesale financing. As institutional investment in agricultural assets continues to grow, Farmer Mac believes that it is in a unique position to help increase access to capital for these types of counterparties and thereby provide a new source of capital to benefit rural America. Farmer Mac designed the Farm Equity AgVantage product to provide an efficient, low-cost source of financing tailored to meet the needs of institutional investors that can be adapted to many different types of organizational structures and for both public and private institutional investors. Although this product is still in the early stages of development, Farmer Mac believes there is opportunity to expand this type of business as both the trend toward institutional investment in agricultural assets and awareness of the Farm Equity AgVantage product continue to grow. For more information about the Farm Equity AgVantage product, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Institutional" in this report and "Business—Farmer Mac Lines of Business—Institutional Credit" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 10, 2016.

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

Balance Sheet Review

Assets.  Farmer Mac's total assets as of June 30, 2016 were $16.8 billion, compared to $15.5 billion as of December 31, 2015.  The increase in total assets was primarily attributable to an increase in total Farmer Mac Guaranteed Securities and cash and cash equivalents.

As of June 30, 2016, Farmer Mac had $1.8 billion of cash and cash equivalents and $2.5 billion of investment securities, compared to $1.2 billion of cash and cash equivalents and $2.8 billion of investment securities as of December 31, 2015. As of June 30, 2016, Farmer Mac had $6.1 billion of Farmer Mac Guaranteed Securities, $4.2 billion of loans, net of allowance, and $2.0 billion of USDA Securities. This compares to $5.4 billion of Farmer Mac Guaranteed Securities, $4.0 billion of loans, net of allowance, and $1.9 billion of USDA Securities as of December 31, 2015.

Liabilities.  Farmer Mac's total liabilities increased to $16.2 billion as of June 30, 2016 from $15.0 billion as of December 31, 2015.  The increase in liabilities was primarily attributable to an increase in notes payable.

Equity.  As of June 30, 2016, Farmer Mac had total equity of $585.2 million, comprised of stockholders' equity of $584.9 million and non-controlling interest of $0.2 million related to Farmer Mac's appraisal subsidiary, AgVisory.  As of December 31, 2015, Farmer Mac had total equity of $553.7 million, comprised of stockholders' equity of $553.5 million and non-controlling interest of $0.2 million.  The increase in total equity was a result of an increase in retained earnings and accumulated other comprehensive income. The increase in accumulated other comprehensive income was due to increases in fair value on certain fixed-rate USDA Securities offset in part by decreases in fair value on cash flow hedges as long-term market interest rates declined during the first half of 2016.

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

Farmer Mac generally assumes 100 percent of the credit risk on loans held, loans underlying LTSPCs in the Farm & Ranch and Rural Utilities lines of business, and Farmer Mac Guaranteed Securities in the Farm & Ranch line of business. Farmer Mac has direct credit exposure to loans in non-AgVantage transactions and indirect credit exposure to loans that secure AgVantage transactions because AgVantage securities represent a general obligation of an issuer that is, in turn, secured by eligible loans.  The credit exposure of Farmer Mac and Farmer Mac II LLC on USDA Securities, including those underlying Farmer Mac Guaranteed USDA Securities, is covered by the full faith and credit of the United States.  Therefore, Farmer Mac believes that Farmer Mac and Farmer Mac II LLC have little or no credit risk exposure in the USDA Guarantees line of business because of the USDA guarantee.  As of June 30, 2016, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any business under the USDA Guarantees line of business, and neither expects to incur any such losses in the future.

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

Farmer Mac requires approved lenders to make representations and warranties regarding the conformity of eligible agricultural mortgage and rural utilities loans to Farmer Mac's standards, the accuracy of loan data provided to Farmer Mac, and other requirements related to the loans.  Sellers are responsible to Farmer Mac for breaches of those representations and warranties, and Farmer Mac has the ability to require a seller to cure, replace, or repurchase a loan sold or transferred to Farmer Mac if any breach of a representation or warranty is discovered that was material to Farmer Mac's decision to purchase the loan or that directly or indirectly causes a default or potential loss on a loan sold or transferred by the seller to Farmer Mac. During second quarter 2016, Farmer Mac did not require any seller to cure or repurchase a loan purchased by Farmer Mac for breach of a representation or warranty. During the previous three years as of June 30, 2016, Farmer Mac had required one seller to repurchase a total of two loans aggregating $0.8 million for breaches of representations and warranties made about those two loans, both of which repurchases occurred during first quarter 2016. In addition to relying on the representations and warranties of lenders, Farmer Mac also underwrites all of the agricultural mortgage loans (other than rural housing and part-time farm mortgage loans) and rural utilities loans that it holds in its portfolio. For rural housing and part-time farm mortgage loans, Farmer Mac relies on representations and warranties from the seller that those loans conform to Farmer Mac's specified underwriting criteria without exception. For more information about Farmer Mac's loan eligibility requirements, see "Business—Farmer Mac Lines of Business—Farm & Ranch—Loan Eligibility" and "Business—Farmer Mac Lines of Business—Rural Utilities—Loan Eligibility" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 10, 2016.

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

Farmer Mac's AgVantage securities are general obligations of institutions approved by Farmer Mac and are secured by eligible loans in an amount at least equal to the outstanding principal amount of the security. Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because Farmer Mac has only indirect credit risk on those loans and because of the other characteristics of AgVantage securities that mitigate credit risk. Those characteristics include a general obligation of an issuing institution approved by Farmer Mac, the required collateralization level for the securities, the requirement for delinquent loans to be removed from the pool of pledged loans and replaced with current eligible loans, and in some cases, the requirement for the counterparty to comply with specified financial covenants for the life of the related AgVantage security.  As such, all AgVantage securities are secured by current loans representing at least 100 percent of the outstanding amount of these securities.  As of June 30, 2016, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Institutional" for more information about Farmer Mac's credit risk on AgVantage securities.

Farmer Mac has developed different underwriting standards for rural utilities loans that depend on whether direct or indirect credit exposure is assumed on a loan and whether the borrower is an electric distribution cooperative or a G&T cooperative. As of June 30, 2016, there were no delinquencies in Farmer Mac's portfolio of rural utilities loans, and Farmer Mac has not experienced any credit losses on rural utilities loans since Congress authorized Farmer Mac's Rural Utilities line of business in 2008. Based on this performance, Farmer Mac excludes the loans in the Rural Utilities line of business from the credit risk metrics it discloses. Farmer Mac's direct credit exposure to rural utilities loans and loans underlying LTSPCs as of June 30, 2016 was $1.9 billion across 38 states, of which $1.5 billion were loans to electric distribution cooperatives and $0.4 billion were loans to G&T cooperatives. Farmer Mac also had indirect credit exposure to the rural utilities loans securing AgVantage securities and included in the Institutional Credit line of business, some of which are loans to G&T cooperatives. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Institutional."

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

The following table summarizes the components of Farmer Mac's total allowance for losses for the three and six months ended June 30, 2016 and 2015:

Table 15

	June 30, 2016			June 30, 2015
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
For the Three Months Ended:
Beginning Balance	$4,529	$2,097	$6,626	$5,940	$3,491	$9,431
Provision for losses	364	94	458	110	1,146	1,256
Charge-offs	—	—	—	(111)	—	(111)
Ending Balance	$4,893	$2,191	$7,084	$5,939	$4,637	$10,576

For the Six Months Ended:
Beginning Balance	$4,480	$2,083	$6,563	$5,864	$4,263	$10,127
Provision for losses	413	108	521	186	374	560
Charge-offs	—	—	—	(111)	—	(111)
Ending Balance	$4,893	$2,191	$7,084	$5,939	$4,637	$10,576

Activity affecting the allowance for loan losses and reserve for losses is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Provision for and Release of Allowance for Loan Losses and Reserve for Losses." As of June 30, 2016, Farmer Mac's allowances for losses totaled $7.1 million, or 12 basis points of the outstanding principal balance of loans held for investment and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities, compared to $6.6 million, or 11 basis points, as of December 31, 2015.

Farmer Mac's 90-day delinquency measure includes loans 90 days or more past due, as well as loans in foreclosure and non-performing loans where the borrower is in bankruptcy. As of June 30, 2016, Farmer Mac's 90-day delinquencies were $22.1 million (0.38 percent of the Farm & Ranch portfolio), compared to $32.1 million (0.56 percent of the Farm & Ranch portfolio) as of December 31, 2015 and $31.9 million (0.58 percent of the Farm & Ranch portfolio) as of June 30, 2015. Those 90-day delinquencies were comprised of 40 delinquent loans as of June 30, 2016, compared with 35 delinquent loans as of December 31, 2015 and 26 delinquent loans as of June 30, 2015. The decrease in Farmer Mac's 90-day delinquencies as a percentage of its Farm & Ranch portfolio from year-end primarily related to (1) the workout in January 2016 of two Agricultural Storage and Processing loans that financed one canola facility and (2) the receipt by Farmer Mac of funds in the amount of $5.0 million to pay off a long-standing delinquent timber loan. In July 2016, Farmer Mac also received funds in the amount of $1.0 million to pay off another delinquent timber loan with the same borrower. Farmer Mac's 90-day delinquencies have historically fluctuated from quarter to quarter, both in dollars and as a percentage of the outstanding Farm & Ranch portfolio, with higher levels generally observed at the end of the first and third quarters of each year, which corresponds with the annual (January 1st) and semi-annual (January 1st and July 1st) payment characteristics of most Farm & Ranch loans. Farmer Mac expects that over time its 90-day delinquency rate will eventually revert closer to Farmer Mac's historical averages due to macroeconomic and other potential factors, but Farmer Mac has not yet seen an impact on its portfolio or a rise in delinquencies related to these factors. Farmer Mac's average 90-day delinquency rate for the Farm & Ranch line of business over the last fifteen years is approximately 1 percent.

The following table presents historical information regarding Farmer Mac's 90-day delinquencies in the Farm & Ranch line of business compared to the principal balance of all Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs:

Table 16

	Farm & Ranch Line of Business	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
June 30, 2016	$5,830,533	$22,093	0.38%
March 31, 2016	5,713,789	34,680	0.61%
December 31, 2015	5,725,299	32,136	0.56%
September 30, 2015	5,504,030	36,669	0.67%
June 30, 2015	5,485,570	31,852	0.58%
March 31, 2015	5,347,248	32,101	0.60%
December 31, 2014	5,417,174	18,917	0.35%
September 30, 2014	5,314,437	24,661	0.46%
June 30, 2014	5,310,664	25,911	0.49%

When analyzing the overall risk profile of its lines of business, Farmer Mac takes into account more than the Farm & Ranch loan delinquency percentages provided above. The lines of business also include AgVantage securities and Rural Utilities loans held and underlying LTSPCs, neither of which have any delinquencies, and USDA Securities, which are backed by the full faith and credit of the United States. Across all of Farmer Mac's lines of business, 90-day delinquencies represented 0.13 percent of total outstanding business volume as of June 30, 2016, compared to 0.20 percent as of December 31, 2015.

As of June 30, 2016, Farmer Mac individually evaluated $22.6 million of the $74.7 million of recorded investment in impaired loans for collateral shortfalls against updated appraised values, other updated collateral valuations, or discounted values. For the remaining $52.1 million of impaired assets for which updated valuations were not available, Farmer Mac evaluated them in the aggregate in consideration of their similar risk characteristics and historical statistics. Farmer Mac recorded specific allowances of $2.3 million for undercollateralized assets as of June 30, 2016. Farmer Mac's non-specific or general allowances were $4.8 million as of June 30, 2016.

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

Loan-to-value ratios depend upon the market value of a property, as determined in accordance with Farmer Mac's collateral valuation standards.  As of June 30, 2016 and December 31, 2015, the average unpaid loan balance for loans outstanding in the Farm & Ranch line of business was $597,000 and $602,000, respectively. The original loan-to-value ratio is based on the original appraised value that has not been indexed to provide a current market value or reflect amortization of loans. The weighted average original loan-to-value ratio for Farm & Ranch loans purchased during second quarter 2016 was 45 percent, compared to 44 percent for loans purchased in the same period for 2015. The weighted average original loan-to-value ratio for all Farm & Ranch loans held and all loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs was approximately 46 percent as of both June 30, 2016 and December 31, 2015. The weighted-average original loan-to-value ratio for all 90-day delinquencies was 41 percent and 45 percent, respectively, as of June 30, 2016 and December 31, 2015.

The weighted average current loan-to-value ratio, which is the loan-to-value ratio based on original appraised value but which reflects loan amortization since purchase, for Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs was approximately 44 percent as of both June 30, 2016 and December 31, 2015.

The following table presents outstanding Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities and 90-day delinquencies as of June 30, 2016 by year of origination, geographic region, commodity/collateral type, and original loan-to-value ratio:

Table 17

Farm & Ranch 90-Day Delinquencies as of June 30, 2016
	Distribution of Farm & Ranch Line of Business	Farm & Ranch Line of Business	90-Day Delinquencies(1)	Percentage
	(dollars in thousands)
By year of origination:
2004 and Prior	10%	574,110	6,212	1.08%
2005	3%	170,117	931	0.55%
2006	3%	155,761	—	—%
2007	3%	165,988	1,709	1.03%
2008	4%	214,519	999	0.47%
2009	2%	140,848	587	0.42%
2010	4%	227,423	—	—%
2011	5%	313,390	6,669	2.13%
2012	12%	714,705	1,783	0.25%
2013	18%	1,047,481	1,494	0.14%
2014	13%	741,705	1,709	0.23%
2015	16%	924,564	—	—%
2016	7%	439,922	—	—%
Total	100%	$5,830,533	$22,093	0.38%
By geographic region(2):
Northwest	10%	$613,508	$3,951	0.64%
Southwest	30%	1,722,509	4,889	0.28%
Mid-North	35%	2,045,422	1,647	0.08%
Mid-South	14%	794,257	1,779	0.22%
Northeast	4%	225,405	6,583	2.92%
Southeast	7%	429,432	3,244	0.76%
Total	100%	$5,830,533	$22,093	0.38%
By commodity/collateral type:
Crops	57%	$3,320,609	$11,894	0.36%
Permanent plantings	17%	957,898	6,678	0.70%
Livestock	21%	1,225,596	937	0.08%
Part-time farm	4%	264,508	2,584	0.98%
Ag. Storage and Processing	1%	53,803	—	—%
Other	—	8,119	—	—%
Total	100%	$5,830,533	$22,093	0.38%
By original loan-to-value ratio:
0.00% to 40.00%	28%	$1,632,950	$7,004	0.43%
40.01% to 50.00%	23%	1,339,807	2,729	0.20%
50.01% to 60.00%	27%	1,603,174	9,243	0.58%
60.01% to 70.00%	19%	1,086,716	2,297	0.21%
70.01% to 80.00%(3)	3%	150,822	820	0.54%
80.01% to 90.00%(3)	—%	17,064	—	—%
Total	100%	$5,830,533	$22,093	0.38%

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

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Farm & Ranch loans purchased and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities as of June 30, 2016 by year of origination, geographic region, and commodity/collateral type.  The purpose of this information is to present information regarding losses relative to original Farm & Ranch purchases, guarantees, and commitments.

Table 18

Farm & Ranch Credit Losses Relative to Cumulative
Original Loans, Guarantees, and LTSPCs as of June 30, 2016
	Cumulative Original Loans, Guarantees and LTSPCs	Cumulative Net Credit Losses	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
Before 2005	10,829,663	11,915	0.11%
2005	898,369	(184)	(0.02)%
2006	898,740	9,617	1.07%
2007	716,816	4,686	0.65%
2008	811,050	3,247	0.40%
2009	541,987	1,508	0.28%
2010	648,117	—	—%
2011	748,586	3,661	0.49%
2012	1,111,943	—	—%
2013	1,373,465	—	—%
2014	914,350	—	—%
2015	991,552	—	—%
2016	474,914	—	—%
Total	$20,959,552	$34,450	0.16%
By geographic region(1):
Northwest	$2,839,436	$11,063	0.39%
Southwest	7,236,761	9,108	0.13%
Mid-North	5,342,747	12,830	0.24%
Mid-South	2,498,822	(211)	(0.01)%
Northeast	1,289,871	169	0.01%
Southeast	1,751,915	1,491	0.09%
Total	$20,959,552	$34,450	0.16%
By commodity/collateral type:
Crops	$9,741,431	$4,382	0.04%
Permanent plantings	4,193,874	9,332	0.22%
Livestock	5,106,874	3,859	0.08%
Part-time farm	1,123,273	1,204	0.11%
Ag. Storage and Processing	645,681	15,673	2.43%
Other	148,419	—	—%
Total	$20,959,552	$34,450	0.16%

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

The following tables present concentrations of Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities by commodity type within geographic region and cumulative credit losses by origination year and commodity type:

Table 19

	As of June 30, 2016
	Farm & Ranch Concentrations by Commodity Type within Geographic Region
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(dollars in thousands)
By geographic region(1):
Northwest	$316,059	$80,891	$179,833	$36,725	$—	$—	$613,508
	5.4%	1.4%	3.0%	0.6%	—%	—%	10.4%
Southwest	513,637	690,917	450,673	50,238	13,612	3,432	1,722,509
	8.9%	11.8%	7.7%	0.9%	0.2%	0.1%	29.6%
Mid-North	1,762,931	21,638	182,563	54,147	20,151	3,992	2,045,422
	30.2%	0.4%	3.1%	0.9%	0.3%	0.1%	35.0%
Mid-South	488,481	24,091	241,135	35,646	4,696	208	794,257
	8.4%	0.4%	4.1%	0.6%	0.1%	—%	13.6%
Northeast	99,110	18,387	48,643	53,298	5,866	101	225,405
	1.7%	0.3%	0.9%	0.9%	0.1%	—%	3.9%
Southeast	140,391	121,974	122,749	34,454	9,478	386	429,432
	2.4%	2.2%	2.1%	0.6%	0.2%	—%	7.5%
Total	$3,320,609	$957,898	$1,225,596	$264,508	$53,803	$8,119	$5,830,533
	57.0%	16.5%	20.9%	4.5%	0.9%	0.2%	100.0%

(1)
Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Table 20

	As of June 30, 2016
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

The unpaid principal balance of outstanding on-balance sheet AgVantage securities secured by loans eligible for the Farm & Ranch line of business totaled $3.8 billion as of June 30, 2016 and $3.4 billion as of December 31, 2015. The unpaid principal balance of on-balance sheet AgVantage securities secured by loans eligible for the Rural Utilities line of business totaled $2.3 billion as of June 30, 2016 and $2.1 billion as of December 31, 2015. In addition, the unpaid principal balance of outstanding off-balance sheet AgVantage transactions totaled $1.3 billion as of both June 30, 2016 and December 31, 2015.

The following table provides information about the issuers of AgVantage securities, as well as the required collateralization levels for those transactions as of June 30, 2016 and December 31, 2015:

Table 21

	As of June 30, 2016			As of December 31, 2015
Counterparty	Balance	Credit Rating	Required Collateralization	Balance	Credit Rating	Required Collateralization
	(dollars in thousands)
AgVantage:
MetLife	$2,700,000	AA-	103%	$2,550,000	AA-	103%
CFC(1)	2,615,296	A	100%	2,384,257	A	100%
Rabo Agrifinance, Inc.	1,750,000	None	106%	1,500,000	None	106%
Other(2)	84,245	(3)	102% to 125%	95,716	(3)	102% to 125%
Farm Equity AgVantage(4)	241,631	None	110%	194,281	None	110%
Total outstanding	$7,391,172			$6,724,254

(1)
Includes $300.0 million related to a revolving floating rate AgVantage facility. Farmer Mac receives a fixed fee based on the full dollar amount of the facility. This facility had not been drawn upon as of either June 30, 2016 and December 31, 2015.

(2)	Consists of AgVantage securities issued by 5 different issuers as of June 30, 2016 and 6 different issuers as of December 31, 2015.

(3)
Includes $84.2 million related to 5 issuers without a credit rating as of June 30, 2016 and $70.4 million related to 5 issuers without a credit rating and $25.3 million related to an issuer with a credit rating of BBB- as of December 31, 2015.

(4)	Consists of securities from 3 separate issuers as of June 30, 2016 and 2 separate issuers as of December 31, 2015.

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

Farmer Mac manages institutional credit risk related to its interest rate swap counterparties through collateralization provisions contained in each of its swap agreements that varies based on the market value of its swaps portfolio with each counterparty. Furthermore, new rules jointly issued by various prudential regulators, including the FCA, establish minimum requirements for the exchange of initial and variation margin between Farmer Mac and its swap dealer counterparties in non-cleared swaps transactions. Farmer Mac will be required to comply with some of these requirements by March 31, 2017. In addition, Farmer Mac transacts interest rate swaps with multiple counterparties to ensure a more even distribution of institutional credit risk related to its swap transactions. As a result of mandatory clearing rules for certain interest rate derivative transactions enacted under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), Farmer Mac uses the clearing process for cleared swap transactions as another mechanism for managing its derivative counterparty risk. Credit risk related to interest rate swap contracts is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Interest Rate Risk" and Note 6 to the consolidated financial statements.

Credit Risk – Other Investments. As of June 30, 2016, Farmer Mac had $1.8 billion of cash and cash equivalents and $2.5 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's internal policies as well as FCA regulations, which establish limitations on dollar amount, issuer concentration, and credit quality. Those regulations can be found at 12 C.F.R. §§ 652.1-652.45 (the "Liquidity and Investment Regulations"). In addition to establishing a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize Farmer Mac's exposure to financial market volatility, preserve capital, and support Farmer Mac's access to the debt markets.

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

The Liquidity and Investment Regulations and Farmer Mac's policies also establish concentration limits, which are intended to limit exposure to any one counterparty. The Liquidity and Investment Regulations limit Farmer Mac's total credit exposure to any single issuer of securities and uncollateralized financial derivatives to 25 percent of Farmer Mac's regulatory capital (as of June 30, 2016, 25 percent of Farmer Mac's regulatory capital was $144.9 million), though Farmer Mac's current policy, for any investments made after the effective date of this policy, limits this total credit exposure to 5 percent of its regulatory capital (as of June 30, 2016, 5 percent of Farmer Mac's regulatory capital was $29.0 million). These exposure limits do not apply to obligations of the United States or GSEs, though Farmer Mac is restricted by the Liquidity and Investment Regulations and its own policy from investing more than 100 percent of its regulatory capital in any one GSE.

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

In certain cases, yield maintenance provisions and other prepayment penalties contained in agricultural mortgage loans and rural utilities loans reduce, but do not eliminate, prepayment risk.  Those provisions require borrowers to make an additional payment when they prepay their loans, thus compensating Farmer Mac for the shortened duration of the prepaid loan.  As of June 30, 2016, less than 1 percent of the total outstanding balance of loans in the Farm & Ranch line of business where Farmer Mac either owned the loan or the beneficial interest in the underlying loan had yield maintenance provisions or other forms of prepayment protection (together covering 2 percent of all loans with fixed interest rates).  Of the Farm & Ranch loans purchased in second quarter 2016, none had yield maintenance or another form of prepayment protection. As of June 30, 2016, none of Farmer Mac's USDA Securities had yield maintenance provisions; however, 4 percent contained other prepayment penalties.  Of the USDA Securities purchased in second quarter 2016, 8 percent contained various forms of prepayment penalties.  As of June 30, 2016, 61 percent of the Rural Utilities loans owned by Farmer Mac had yield maintenance provisions. Of the Rural Utilities loans purchased in second quarter 2016, none contained prepayment penalties.

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

Farmer Mac's $1.8 billion of cash and cash equivalents mature within three months and are funded with discount notes having similar maturities. As of June 30, 2016, $2.4 billion of the $2.5 billion of investment securities (99 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year. Those securities are funded with effectively floating rate debt that closely matches the rate adjustment dates of the associated investments. As of June 30, 2016, Farmer Mac had outstanding discount notes of $6.6 billion, medium-term notes that mature within one year of $3.5 billion, and medium-term notes that mature after one year of $4.7 billion.

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

The following schedule summarizes the results of Farmer Mac's MVE and NII sensitivity analysis as of June 30, 2016 and December 31, 2015 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

Table 22

	Percentage Change in MVE from Base Case
Interest Rate Scenario	As of June 30, 2016	As of December 31, 2015
+100 basis points	5.2%	0.7%
-25 basis points	(3.0)%	(1.3)%

	Percentage Change in NII from Base Case
Interest Rate Scenario	As of June 30, 2016	As of December 31, 2015
+100 basis points	2.7%	4.4%
-25 basis points	(0.9)%	(0.4)%

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

As of June 30, 2016, Farmer Mac's effective duration gap was negative 3.6 months, compared to negative 1.6 months as of December 31, 2015.  During the first half of 2016, long term interest rates decreased sharply. This rate movement shortened the duration of Farmer Mac's mortgage assets relative to its liabilities, thereby widening slightly Farmer Mac's duration gap. Farmer Mac's overall interest rate sensitivity remained relatively stable and at relatively low levels during the quarter.

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

As of June 30, 2016, Farmer Mac had $8.5 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to twenty-five years, of which $2.0 billion were pay-fixed interest rate swaps, $6.1 billion were receive-fixed interest rate swaps, and $0.4 billion were basis swaps.

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

Farmer Mac is also subject to basis risk on some of its fixed rate assets as a result of its use of pay-fixed interest rate swaps, combined with a series of discount note or medium-term note issuances, as an alternative source of effectively fixed rate funding. This risk arises because the rates at which Farmer Mac refinances its funding for some fixed rate assets through the issuance of discount notes or medium-term notes may vary from the agreed-upon rates based on the floating rate market index received by Farmer Mac on the associated swaps. In these cases, if the rates on Farmer Mac's discount notes or medium-term notes were to deteriorate relative to LIBOR, Farmer Mac would be exposed to a commensurate reduction in its net interest income and net effective spread. Conversely, if the rates on Farmer Mac's discount notes or medium-term notes were to improve relative to LIBOR, Farmer Mac would benefit from a commensurate increase in its net interest income and net effective spread.

To mitigate this basis risk, Farmer Mac seeks to issue debt of sufficient maturity to reduce the frequency of required refinancing of that debt over the life of the associated asset. As of June 30, 2016, Farmer Mac held $6.3 billion of floating-rate assets in its lines of business and its liquidity investment portfolio that reset on the basis of floating rate market indexes, primarily one-month and three-month LIBOR. As of the same date, Farmer Mac also had $2.0 billion of interest rate swaps outstanding where Farmer Mac pays a fixed rate of interest and receives a floating rate of interest.

During fourth quarter 2015, the levels at which Farmer Mac issued discount notes and medium-term notes deteriorated versus LIBOR. Farmer Mac believes that this deterioration was caused by a significant compression of spreads between U.S. Treasury interest rates and corresponding interest rate swap rates, and was not related to any developments specific to Farmer Mac. In response to this deterioration, Farmer Mac has slightly shortened the maturity profile of its effectively floating rate debt and increased its pricing targets on new floating rate and certain fixed rate asset purchases. Although short-term funding levels improved somewhat during second quarter 2016, Farmer Mac's funding costs relative to LIBOR continue to be less attractive compared to its historical experience.

As discussed in Note 4 to the consolidated financial statements, all financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Changes in the fair values of financial derivatives are reported in "(Losses)/gains on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in fair value hedge accounting relationships, changes in the fair values of the hedged items related to the risk being hedged are also reported in "(Losses)/gains on financial derivatives and hedging activities" in the consolidated statements of operations. The accrual of the contractual amounts due on the financial derivative is included as an adjustment to the yield of the hedged item and is reported in net interest income. For financial derivatives designated in cash flow hedge accounting relationships, the effective portion of the derivative gain/loss is recorded in other comprehensive income; amounts are disclosed as a reclassification out of other comprehensive income and affecting net interest income when the hedged transaction occurs and affects earnings. Any ineffective portion of designated hedge transactions is recognized immediately in "(Losses)/gains on financial derivatives and hedging activities".  All of Farmer Mac's financial derivative transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty.  As of June 30, 2016, Farmer Mac had no uncollateralized net exposures. As of December 31, 2015, Farmer Mac had uncollateralized net exposures of $47,000 to one counterparty.

Liquidity and Capital Resources

Farmer Mac regularly accesses the capital markets for funding, and Farmer Mac has maintained access to the capital markets at favorable rates throughout 2015 and the first six months of 2016. Assuming continued access to the capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac also has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets. That plan involves borrowing through repurchase agreement arrangements and the sale of liquid assets. Farmer Mac is required to maintain a minimum of 90 days of liquidity under the Liquidity and Investment Regulations. In accordance with the methodology for calculating available days of liquidity prescribed by those regulations, Farmer Mac maintained an average of 154 days of liquidity during second quarter 2016 and had 145 days of liquidity as of June 30, 2016.

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

Farmer Mac's board of directors has authorized the issuance of up to $18.0 billion of discount notes and medium-term notes (of which $14.8 billion was outstanding as of June 30, 2016), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac invests the proceeds of its debt issuances in purchases of loans, USDA Securities, Farmer Mac Guaranteed Securities, and investment assets in accordance with policies established by its board of directors and subject to regulations established by FCA.

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

Farmer Mac maintains cash, cash equivalents (including U.S. Treasury securities and other short-term money market instruments), and other investment securities that can be drawn upon for liquidity needs.  The following table presents these assets as of June 30, 2016 and December 31, 2015:

Table 23

	As of June 30, 2016	As of December 31, 2015
	(in thousands)
Cash and cash equivalents	$1,764,626	$1,210,084
Investment securities:
Guaranteed by U.S. Government and its agencies	1,398,356	1,558,003
Guaranteed by GSEs	1,007,020	1,114,148
Corporate debt securities	10,002	19,985
Asset-backed securities	45,582	83,380
Total	$4,225,586	$3,985,600

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

The carrying value of Farmer Mac's ARCs investments was $17.7 million as of June 30, 2016, compared to $44.9 million as of December 31, 2015. During the first half of 2016, Farmer Mac sold two available-for-sale auction rate certificates and received gross proceeds of $26.8 million, resulting in a realized loss of $0.1 million, which Farmer Mac had recognized in third quarter 2015 as other-than-temporary impairment losses. As of June 30, 2016, Farmer Mac's carrying value of all of its ARCs investments was 90 percent of par.  The discounted carrying value reflects uncertainty regarding the ability to obtain par in the absence of any active market trading. See Note 8 to the consolidated financial statements for more information on the carrying value of ARCs.

Capital. Farmer Mac is subject to the following capital requirements – minimum, critical, and risk-based. Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. The minimum capital requirement is expressed as a percentage of on-balance sheet assets and off-balance sheet obligations. The critical capital requirement is equal to one-half of the minimum capital amount. Farmer Mac's statutory charter does not specify the required level of risk-based capital but directs FCA to establish a risk-based capital stress test for Farmer Mac, using specified stress test parameters. Certain enforcement powers are given to FCA depending on Farmer Mac's compliance with these capital standards. As of June 30, 2016, Farmer Mac was in compliance with its statutory capital requirements and was classified as within "level I" (the highest compliance level). See Note 7 to the consolidated financial statements for more information about Farmer Mac's capital position and see "Business—Government Regulation of Farmer Mac—Capital Standards" in Farmer Mac's Annual Report

on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 10, 2016 for more information on the capital requirements applicable to Farmer Mac.

In accordance with FCA's rule on capital planning, Farmer Mac's board of directors has adopted a policy for maintaining a sufficient level of "Tier 1" capital (consisting of retained earnings, paid-in-capital, common stock, qualifying preferred stock, and accumulated other comprehensive income allocable to investments not included in one of the four operating lines of business). That policy imposes restrictions on Tier 1-eligible dividends and any discretionary bonus payments in the event that Tier 1 capital falls below specified thresholds. As of June 30, 2016 and December 31, 2015, Farmer Mac's Tier 1 capital ratio was 9.8% and 10.5%, respectively. The decrease in the Tier 1 capital ratio from year-end was due to an increase in risk weighted assets primarily resulting from growth in outstanding business volume. For more information about Farmer Mac's capital adequacy policy and FCA's rule on capital planning, see "Business—Government Regulation of Farmer Mac—Capital Standards" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 10, 2016. As of June 30, 2016, Farmer Mac was in compliance with its capital adequacy policy.

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

On July 27, 2016, the FCA published a final rule in the Federal Register to address Farmer Mac's board governance and standards of conduct, including conflicts of interest, risk governance, and Farmer Mac's existing disclosure and reporting requirements. This final rule will become effective no earlier than 30 days after the publication in the Federal Register during which either or both Houses of Congress are in session. Farmer Mac does not expect that this final rule will have a material effect on Farmer Mac's business activities and operations or financial condition.

Other Matters

Common Stock Dividends. For each of the first and second quarters of 2016, Farmer Mac paid a quarterly dividend of $0.26 per share on all classes of its common stock. For each quarter in 2015, Farmer Mac paid a quarterly dividend of $0.16 per share on all classes of its common stock. Farmer Mac's ability to declare and pay dividends on common stock could be restricted if it fails to comply with applicable capital requirements. See "Business—Government Regulation of Farmer Mac—Capital Standards—Enforcement Levels" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 10, 2016.

Preferred Stock Dividends. For each of the first and second quarters of 2016 and for each quarter of 2015,
Farmer Mac paid the following quarterly dividends on its outstanding preferred stock:

•	$0.3672 per share on its 5.875% Non-Cumulative Preferred Stock, Series A;

•	$0.4297 per share on its 6.875% Non-Cumulative Preferred Stock, Series B; and

•	$0.3750 per share on its 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C.

Supplemental Information

The following tables present quarterly and annual information regarding new business volume, repayments, and outstanding business volume:

Table 24

New Business Volume
	Farm & Ranch		USDA Guarantees	Rural Utilities		Institutional Credit
	Loans	LTSPCs	USDA Securities	Loans	LTSPCs	AgVantage	Total
	(in thousands)
For the quarter ended:
June 30, 2016	$241,093	$58,156	$133,745	$10,000	$421,404	$396,245	$1,260,643
March 31, 2016	198,548	68,017	98,968	9,691	—	927,219	1,302,443
December 31, 2015	245,252	185,919	72,442	46,082	—	14,391	564,086
September 30, 2015	175,965	79,621	91,374	53,552	522,262	506,602	1,429,376
June 30, 2015	196,927	102,944	123,933	—	—	307,250	731,054
March 31, 2015	130,224	59,311	89,186	8,703	—	214,915	502,339
December 31, 2014	196,058	72,045	86,942	6,972	—	454,490	816,507
September 30, 2014	150,243	77,368	97,275	9,936	—	295,700	630,522
June 30, 2014	159,116	34,850	90,785	4,689	—	300,775	590,215

For the year ended:
December 31, 2015	748,368	427,795	376,935	108,337	522,262	1,043,158	3,226,855
December 31, 2014	697,824	369,857	342,986	75,500	—	1,279,655	2,765,822

Table 25

Repayments of Assets by Line of Business
	Farm & Ranch			USDA Guarantees	Rural Utilities		Institutional Credit
	Loans	Guaranteed Securities	LTSPCs	USDA Securities	Loans	LTSPCs	AgVantage	Total
	(in thousands)
For the quarter ended:
Scheduled	$10,769	$9,876	$34,610	$34,434	$82	$7,424	$66,699	$163,894
Unscheduled	64,184	8,947	54,119	68,535	—	—	—	195,785
June 30, 2016	$74,953	$18,823	$88,729	$102,969	$82	$7,424	$66,699	$359,679

Scheduled	$42,555	$17,866	$42,619	$42,969	$25,966	$4,140	$589,847	$765,962
Unscheduled	91,510	10,883	72,642	44,694	—	—	—	219,729
March 31, 2016	$134,065	$28,749	$115,261	$87,663	$25,966	$4,140	$589,847	$985,691

Scheduled	$6,689	$16,884	$26,265	$18,981	$11,234	$4,165	$15,154	$99,372
Unscheduled	59,280	22,534	78,250	33,809	—	—	—	193,873
December 31, 2015	$65,969	$39,418	$104,515	$52,790	$11,234	$4,165	$15,154	$293,245

Scheduled	$37,524	$11,178	$45,943	$19,785	$25,662	$4,033	$609,524	$753,649
Unscheduled	70,242	11,164	61,075	35,394	—	—	—	177,875
September 30, 2015	$107,766	$22,342	$107,018	$55,179	$25,662	$4,033	$609,524	$931,524

Scheduled	$8,687	$11,126	$34,064	$31,064	$19	$—	$9,245	$94,205
Unscheduled	48,659	11,299	47,714	45,357	13,910	—	—	166,939
June 30, 2015	$57,346	$22,425	$81,778	$76,421	$13,929	$—	$9,245	$261,144

Scheduled	$39,803	$21,163	$53,747	$33,388	$25,805	$—	$81,922	$255,828
Unscheduled	59,731	16,687	68,330	38,914	390	—	—	184,052
March 31, 2015	$99,534	$37,850	$122,077	$72,302	$26,195	$—	$81,922	$439,880

Scheduled	$7,000	$19,821	$28,472	$16,966	$—	$—	$9,349	$81,608
Unscheduled	29,284	21,907	58,882	31,890	—	—	—	141,963
December 31, 2014	$36,284	$41,728	$87,354	$48,856	$—	$—	$9,349	$223,571

Scheduled	$37,361	$11,560	$45,631	$18,123	$43,612	$—	$383,130	$539,417
Unscheduled	59,601	15,002	54,683	29,539	—	—	—	158,825
September 30, 2014	$96,962	$26,562	$100,314	$47,662	$43,612	$—	$383,130	$698,242

Scheduled	$9,813	$13,623	$52,622	$28,681	$—	$—	$361,831	$466,570
Unscheduled	45,094	13,575	42,550	38,465	19,622	—	—	159,306
June 30, 2014	$54,907	$27,198	$95,172	$67,146	$19,622	$—	$361,831	$625,876

For the year ended:
Scheduled	$92,703	$60,351	$160,019	$103,218	$62,720	$8,198	$715,845	$1,203,054
Unscheduled	237,912	61,684	255,369	153,474	14,300	—	—	722,739
December 31, 2015	$330,615	$122,035	$415,388	$256,692	$77,020	$8,198	$715,845	$1,925,793

Scheduled	$95,761	$69,434	$174,882	$93,089	$67,356	$—	$930,578	$1,431,100
Unscheduled	197,308	60,231	215,971	138,980	74,786	—	—	687,276
December 31, 2014	$293,069	$129,665	$390,853	$232,069	$142,142	$—	$930,578	$2,118,376

Table 26

Lines of Business - Outstanding Business Volume
	Farm & Ranch			USDA Guarantees	Rural Utilities		Institutional Credit
	Loans	Guaranteed Securities	LTSPCs	USDA Securities	Loans	LTSPCs	AgVantage	Total
	(in thousands)
As of:
June 30, 2016	$3,188,598	$466,479	$2,175,456	$1,960,358	$1,001,769	$932,704	$7,391,172	$17,116,536
March 31, 2016	3,022,458	485,302	2,206,029	1,929,582	991,851	518,724	7,061,626	16,215,572
December 31, 2015	2,957,975	514,051	2,253,273	1,918,277	1,008,126	522,864	6,724,254	15,898,820
September 30, 2015	2,778,692	553,469	2,171,869	1,898,625	982,078	518,229	6,725,017	15,627,979
June 30, 2015	2,710,493	575,811	2,199,266	1,862,430	954,188	—	6,827,939	15,130,127
March 31, 2015	2,570,912	598,236	2,178,100	1,814,918	968,117	—	6,529,934	14,660,217
December 31, 2014	2,540,222	636,086	2,240,866	1,798,034	985,609	—	6,396,941	14,597,758
September 30, 2014	2,380,448	677,814	2,256,175	1,759,948	978,637	—	5,951,800	14,004,822
June 30, 2014	2,327,167	704,376	2,279,121	1,710,335	1,012,313	—	6,039,230	14,072,542

Table 27

On-Balance Sheet Outstanding Business Volume
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
June 30, 2016	$5,201,386	$2,157,342	$4,867,336	$12,226,064
March 31, 2016	4,942,566	2,296,767	4,468,045	11,707,378
December 31, 2015	4,923,163	2,271,960	4,118,366	11,313,489
September 30, 2015	4,889,894	2,147,916	4,049,361	11,087,171
June 30, 2015	5,136,559	2,118,999	4,102,075	11,357,633
March 31, 2015	5,006,542	2,020,600	3,857,363	10,884,505
December 31, 2014	5,020,085	2,002,943	3,697,272	10,720,300
September 30, 2014	4,823,897	1,919,353	3,324,703	10,067,953
June 30, 2014	4,955,560	1,881,625	3,247,011	10,084,196

The following table presents the quarterly net effective spread by segment:

Table 28

	Net Effective Spread by Line of Business
	Farm & Ranch		USDA Guarantees		Rural Utilities		Institutional Credit		Corporate		Net Effective Spread
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
For the quarter ended:
June 30, 2016(1)	$9,875	1.78%	$4,588	0.96%	$2,562	1.03%	$11,407	0.77%	$2,594	0.29%	$31,026	0.84%
March 31, 2016	9,461	1.71%	4,308	0.91%	2,538	1.02%	11,090	0.80%	2,552	0.26%	29,949	0.82%
December 31, 2015	9,381	1.72%	4,518	0.96%	2,845	1.14%	10,899	0.80%	2,306	0.26%	29,949	0.85%
September 30, 2015	9,628	1.80%	4,630	0.99%	2,907	1.18%	11,271	0.81%	1,951	0.25%	30,387	0.88%
June 30, 2015(1)	9,681	1.82%	4,466	0.98%	2,838	1.18%	10,860	0.78%	1,942	0.25%	29,787	0.88%
March 31, 2015(2)	10,114	1.97%	4,225	0.95%	2,804	1.15%	10,425	0.77%	1,689	0.20%	29,257	0.86%
December 31, 2014(3)	8,682	1.71%	5,250	1.19%	2,908	1.18%	9,870	0.78%	1,732	0.26%	28,442	0.91%
September 30, 2014	8,207	1.68%	5,073	1.18%	2,890	1.16%	9,823	0.78%	3,773	0.59%	29,766	0.97%
June 30, 2014	7,820	1.64%	4,159	0.99%	2,953	1.16%	9,957	0.78%	4,160	0.57%	29,049	0.92%

(1)
Net effective spread is a non-GAAP measure. See Note 9 to the consolidated financial statements for a reconciliation of GAAP net interest income by line of business to net effective spread by line of business,

(2)
Beginning in first quarter 2015, Farmer Mac revised its methodology for interest expense allocation among the Farm & Ranch, USDA Guarantees, and Rural Utilities lines of business. As a result of this revision, a greater percentage of interest expense has been allocated to the longer-term assets included within the USDA Guarantees and Rural Utilities lines of business. Net effective spread for periods prior to the quarter ended March 31, 2015 does not reflect this revision.

(3)	On October 1, 2014, $78.5 million of preferred stock issued by CoBank was called, resulting in a loss of net effective spread of $2.1 million or 30 basis points in the corporate segment. The impact on consolidated net effective spread was 7 basis points.

The following table presents quarterly core earnings reconciled to net income attributable to common stockholders:

Table 29

Core Earnings by Quarter Ended
	June 2016	March 2016	December 2015	September 2015	June 2015	March 2015	December 2014	September 2014	June 2014
	(in thousands)
Revenues:
Net effective spread	$31,026	$29,949	$29,949	$30,387	$29,787	$29,257	$28,442	$29,766	$29,049
Guarantee and commitment fees	4,810	4,669	4,730	4,328	4,085	4,012	4,097	4,152	4,216
Other(1)	(125)	(517)	(284)	(93)	(24)	(405)	(1,285)	(2,001)	(520)
Total revenues	35,711	34,101	34,395	34,622	33,848	32,864	31,254	31,917	32,745

Credit related expense/(income):
Provision for/(release of) losses	458	63	(49)	(303)	1,256	(696)	(479)	(804)	(2,557)
REO operating expenses	—	39	44	48	—	(1)	48	1	59
Losses/(gains) on sale of REO	—	—	—	—	—	1	28	—	(168)
Total credit related expense/(income)	458	102	(5)	(255)	1,256	(696)	(403)	(803)	(2,666)

Operating expenses:
Compensation and employee benefits	5,611	5,774	5,385	5,236	5,733	5,693	4,971	4,693	4,889
General and administrative	3,757	3,526	3,238	3,676	3,374	2,823	2,992	3,123	3,288
Regulatory fees	612	613	613	600	600	600	600	593	594
Total operating expenses	9,980	9,913	9,236	9,512	9,707	9,116	8,563	8,409	8,771

Net earnings	25,273	24,086	25,164	25,365	22,885	24,444	23,094	24,311	26,640
Income tax expense/(benefit)(2)	8,956	8,444	8,855	8,924	8,091	6,692	4,858	6,327	(4,734)
Net (loss)/income attributable to non-controlling interest	(16)	(28)	(60)	(36)	(119)	5,354	5,414	5,412	5,819
Preferred stock dividends	3,296	3,295	3,296	3,295	3,296	3,295	3,296	3,283	2,308
Core earnings	$13,037	$12,375	$13,073	$13,182	$11,617	$9,103	$9,526	$9,289	$23,247

Reconciling items:
Unrealized (losses)/gains on financial derivatives and hedging activities	(2,076)	(2,989)	2,743	(6,906)	15,982	(895)	(5,719)	4,131	(4,696)
Unrealized gains/(losses) on trading assets	394	358	696	(8)	170	362	1,044	(32)	(71)
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(371)	(281)	(263)	(117)	(125)	(814)	(1,247)	(678)	(274)
Net effects of settlements on agency forward contracts	466	(255)	(162)	(390)	197	(252)	(46)	113	363
Loss on retirement of Farmer Mac II LLC Preferred Stock	—	—	—	—	—	(8,147)	—	—	—
Income tax effect related to reconciling items	556	1,109	(1,055)	2,598	(5,679)	2,461	2,089	(1,237)	1,636
Net income attributable to common stockholders	$12,006	$10,317	$15,032	$8,359	$22,162	$1,818	$5,647	$11,586	$20,205

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

Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Farmer Mac's management on a timely basis to allow decisions regarding required disclosure. Management, including Farmer Mac's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Farmer Mac's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2016.

Farmer Mac carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Farmer Mac's disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

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

During second quarter 2016, the following transactions occurred related to Farmer Mac's equity securities that were not registered under the Securities Act of 1933 and were not otherwise reported on a Current Report on Form 8-K:

Class C Non-Voting Common Stock. Under Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 87 shares of its Class C Non-Voting Common Stock on April 8, 2016 to the three directors who elected to receive stock in lieu of their cash retainers. Farmer Mac calculated the number of shares issued to the directors based on a price of $37.73 per share, which was the closing price of the Class C Non-Voting Common Stock on March 31, 2016 as reported by the New York Stock Exchange.

On April 15, 2016, Farmer Mac granted an aggregate of 13,700 shares of restricted Class C non-voting common stock under its 2008 Omnibus Incentive Plan at a grant price of $37.52 per share to eighteen employees as incentive compensation. On May 3, 2016, Farmer Mac also granted 2,200 shares of restricted Class C non-voting common stock under its 2008 Omnibus Incentive Plan at a grant price of $41.57 per share to one employee. All of the shares of restricted stock granted will "cliff" vest on April 15, 2019 if the employee remains employed by Farmer Mac on that date.

(b)	Not applicable.

(c)	None.

Item 3. Defaults Upon Senior Securities

(a) None.

(b) None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

(a) None.

(b) None.

Item 6.                Exhibits and Financial Statement Schedules
(3)           Exhibits.

*	3.1	—	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Food, Conservation and Energy Act of 2008 (Previously filed as Exhibit to Form 10-Q filed August 12, 2008).
*	3.2	—	Amended and Restated By-Laws of the Registrant (Previously filed as Exhibit 3.1 to Form 8-K filed June 9, 2014).
*	4.1	—	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Previously filed as Exhibit 4.1 to Form 10-Q filed May 15, 2003).
*	4.2	—	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Previously filed as Exhibit 4.2 to Form 10-Q filed May 15, 2003).
*	4.3	—	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Previously filed as Exhibit 4.3 to Form 10-Q filed May 15, 2003).
*	4.4	—	Specimen Certificate for 5.875% Non-Cumulative Preferred Stock, Series A (Previously filed as Exhibit 4.4.1 to Form 10-Q filed May 9, 2013).
*	4.4.1	—	Certificate of Designation of Terms and Conditions of 5.875% Non-Cumulative Preferred Stock, Series A (Previously filed as Exhibit 4.1 to Form 8-A filed January 17, 2013).
*	4.5	—	Specimen Certificate for 6.875% Non-Cumulative Preferred Stock, Series B (Previously filed as Exhibit 4.5 to Form 10-Q filed May 12, 2014).
*	4.5.1	—	Certificate of Designation of Terms and Conditions of 6.875% Non-Cumulative Preferred Stock, Series B (Previously filed as Exhibit 4.1 to Form 8-A filed March 25, 2014).
*	4.6	—	Specimen Certificate for 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.6 to Form 10-Q filed August 11, 2014).
*	4.6.1	—	Certificate of Designation of Terms and Conditions of 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.1 to Form 8-A filed June 20, 2014).
**	10.1	—	Amendment No. 1 to Long Term Standby Commitment to Purchase dated as of May 31, 2016 between National Rural Utilities Cooperative Finance Corporation and the Registrant.
**	31.1	—
Certification of Registrant's principal executive officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Registrant's principal executive officer and principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Timothy L. Buzby		August 9, 2016
By:	Timothy L. Buzby	Date
President and Chief Executive Officer
(Principal Executive Officer)

/s/ R. Dale Lynch		August 9, 2016
By:	R. Dale Lynch	Date
Executive Vice President – Chief Financial Officer
(Principal Financial Officer)