Form 10-K
period 2016-12-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2017-03-09
CIK 845877

As filed with the Securities and Exchange Commission on March 9, 2017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
Yes        ☐                                No           ☒
The aggregate market value of the Class A voting common stock and Class C non-voting common stock held by non-affiliates of the registrant was $338,731,722 as of June 30, 2016 based upon the closing prices for the respective classes on June 30, 2016 reported by the New York Stock Exchange.  For purposes of this information, the outstanding shares of Class C non-voting common stock owned by directors and executive officers of the registrant were deemed to be held by affiliates.  The aggregate market value of the Class B voting common stock is not ascertainable due to the absence of publicly available quotations or prices for the Class B voting common stock as a result of the limited market for, and infrequency of trades in, Class B voting common stock and the fact that any such trades are privately negotiated transactions.
As of March 1, 2017, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock and 9,020,524 shares of Class C non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant's 2017 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part III of this Annual Report on Form 10-K).

FORWARD-LOOKING STATEMENTS

Some statements made in this report, and in particular in the "Management's Discussion & Analysis of Financial Condition and Results of Operations" section, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 pertaining to management's current expectations as to Farmer Mac's future financial results, business prospects, and business developments.  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements. These statements typically are accompanied by, and identified with, terms such as "anticipates," "believes," "expects," "intends," "plans," "potential," "may," "should," and similar phrases.  This report includes forward-looking statements addressing Farmer Mac's:

•	prospects for earnings;

•	prospects for growth in business volume;

•	trends in net interest income and net effective spread;

•	trends in portfolio credit quality, delinquencies, substandard assets, credit losses, and provisions for losses;

•	trends in expenses;

•	trends in investment securities;

•	prospects for asset impairments and allowance for losses;

•	changes in capital position;

•	future contingent payment obligations;

•	future dividend payments; and

•	other business and financial matters.

Management's expectations for Farmer Mac's future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties.  Various factors or events, both known and unknown, could cause Farmer Mac's actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K for the fiscal period ended December 31, 2016, and uncertainties regarding:

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

•
the effect of economic conditions, including the effects of drought and other weather-related conditions and fluctuations in agricultural real estate values, on agricultural mortgage lending and borrower repayment capacity;

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

Securities guaranteed by Farmer Mac may be retained by the seller of the underlying eligible loans, retained by Farmer Mac, or sold to third-party investors.

Farmer Mac was established under federal legislation first enacted in 1988 and amended most recently in 2008 – Title VIII of the Farm Credit Act of 1971 (12 U.S.C. §§ 2279aa et seq.), which is sometimes referred to as Farmer Mac's charter.  Farmer Mac is a government-sponsored enterprise ("GSE") by virtue of the status conferred by its charter.  The charter provides that Farmer Mac has the power to establish, acquire, and maintain affiliates under applicable state law to carry out any activities that otherwise would be performed directly by Farmer Mac.  Farmer Mac established its three existing subsidiaries – Farmer Mac II LLC, Farmer Mac Mortgage Securities Corporation, and Contour Valuation Services, LLC (which does business as AgVisory) – under that power.

Farmer Mac is an institution of the Farm Credit System (the "FCS"), which is composed of the banks, associations, and related entities, including Farmer Mac and its subsidiaries, regulated by the Farm Credit Administration ("FCA"), an independent agency in the executive branch of the United States government.  Although Farmer Mac is an institution of the FCS, it is not liable for any debt or obligation of any other institution of the FCS.  None of FCA, the FCS, or any other individual institution of the FCS is liable for any debt or obligation of Farmer Mac or its subsidiaries. The debts and obligations of Farmer Mac and its subsidiaries are not guaranteed by the full faith and credit of the United States.

Farmer Mac's two principal sources of revenue are:

•	interest income earned on assets held on balance sheet, net of related funding costs and interest payments and receipts on financial derivatives; and

•	guarantee and commitment fees received in connection with outstanding guaranteed securities and LTSPCs.

Farmer Mac funds its purchases of eligible loans (including participation interests in eligible loans) and guaranteed securities primarily by issuing debt obligations of various maturities in the public capital markets.  The proceeds of debt issuance are also used to fund liquidity investments that must comply with policies adopted by Farmer Mac's board of directors and with FCA regulations, which establish limitations on dollar amount, issuer concentration, and credit quality.  Those regulations can be found at 12 C.F.R. §§ 652.1-652.45 (the "Liquidity and Investment Regulations").  Farmer Mac's regular debt issuance supports its access to the capital markets, and Farmer Mac's liquidity investment assets provide an alternative source of funds should market conditions become unfavorable.  As of December 31, 2016, Farmer Mac had $3.8 billion of discount notes and $9.9 billion of medium-term notes outstanding.  For more information about Farmer Mac's eligible loan assets and liquidity investment assets, as well as its financial performance and sources of capital and liquidity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Secondary Market

Farmer Mac's activities are intended to provide lenders with an efficient and competitive secondary market that enhances these lenders' ability to offer competitively-priced financing to rural borrowers. This secondary market is designed to increase the availability of credit at stable interest rates to America's rural communities and to provide rural borrowers with the benefits of capital markets pricing and product innovation.  The secondary market provided by Farmer Mac functions as a bridge between the national capital markets and the agricultural and rural credit markets by attracting new capital for financing rural borrowers.

Farmer Mac's purchases of both eligible loans and obligations secured by eligible loans, as well as Farmer Mac's guaranteed securities sold to third party investors, increase lenders' liquidity and lending capacity and provide a continuous source of funding for lenders that extend credit to borrowers in rural America. Farmer Mac's issuance of LTSPCs for eligible loans held by lenders, as well as its issuance of guaranteed securities retained by lenders in exchange for the related securitized loans, result in lower regulatory capital requirements for the lenders and reduced borrower or commodity concentration exposure for some lenders, thereby expanding their lending capacity.  By increasing the efficiency and competitiveness of rural finance, the secondary market provided by Farmer Mac has the potential to lower the interest rates paid on loans by rural borrowers.

The current economic and regulatory environment presents Farmer Mac with opportunities to market a mix of products to rural lenders in need of capital, liquidity, portfolio diversification, and access to a wide variety of loan products including those with long-term fixed rates. As part of its outreach strategy, Farmer Mac listens to current and prospective rural lenders to identify their specific needs, with an emphasis on individual lender meetings, lender road shows, and face-to-face contact at state and national banking conferences. Farmer Mac seeks to maximize the use of technology to support these business development efforts.

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

Farmer Mac also guarantees and purchases general obligations of lenders that are secured by pools of these types of eligible loans (comprising the assets eligible for the Institutional Credit line of business). As of December 31, 2016, the total outstanding business volume in all of Farmer Mac's lines of business was $17.4 billion.

Farm & Ranch

Under the Farm & Ranch line of business, Farmer Mac purchases eligible mortgage loans secured by first liens on agricultural real estate, which includes part-time farms and rural housing ("Farm & Ranch loans").  Farmer Mac also guarantees securities representing interests in pools of eligible Farm & Ranch loans ("Farm & Ranch Guaranteed Securities").  Additionally, Farmer Mac commits to purchase, subject to the terms of the applicable LTSPC agreement, eligible Farm & Ranch loans. To be eligible, loans must meet Farmer Mac's credit underwriting, collateral valuation, documentation, and other specified standards described in "Business—Farmer Mac's Lines of Business—Farm & Ranch."  As of December 31, 2016, outstanding Farm & Ranch loans held by Farmer Mac and loans that either backed off-balance sheet Farm & Ranch Guaranteed Securities or were subject to LTSPCs totaled $6.1 billion.

USDA Guarantees

Under the USDA Guarantees line of business, Farmer Mac II LLC, a subsidiary of Farmer Mac, purchases the portions of certain agricultural, rural development, business and industry, and community facilities loans guaranteed by the USDA under the Consolidated Farm and Rural Development Act (7 U.S.C. §§ 1921 et seq.). Farmer Mac refers to these USDA-guaranteed portions of loans as "USDA Securities." Farmer Mac II LLC also purchases USDA Securities in exchange for issuing securities to third parties backed by those USDA Securities, which are then also guaranteed by Farmer Mac ("Farmer Mac Guaranteed USDA Securities").  As of December 31, 2016, outstanding USDA Securities and Farmer Mac Guaranteed USDA Securities totaled $2.1 billion, of which $139.6 million were Farmer Mac Guaranteed USDA Securities.

Rural Utilities

Under the Rural Utilities line of business, Farmer Mac's authorized activities are similar to those conducted under the Farm & Ranch line of business – purchases of, and guarantees of securities backed by, eligible rural utilities loans ("Rural Utilities loans").  To be eligible, Rural Utilities loans must meet Farmer Mac's credit underwriting and other specified standards described in "Business—Farmer Mac's Lines of Business—Rural Utilities."  As of December 31, 2016, the aggregate outstanding principal balance of Rural Utilities loans held by Farmer Mac or that were subject to LTSPCs totaled $1.9 billion. There currently are no guaranteed securities issued under the Rural Utilities line of business.

Institutional Credit

Under the Institutional Credit line of business, Farmer Mac guarantees and purchases general obligations of lenders that are secured by pools of the types of loans eligible for purchase under Farmer Mac's Farm & Ranch, USDA Guarantees, or Rural Utilities lines of business. AgVantage® is a registered trademark of Farmer Mac used to designate Farmer Mac's guarantees of securities related to these general obligations of lenders that are secured by pools of eligible loans and that comprise the Institutional Credit line of business.  Farm & Ranch Guaranteed Securities, Farmer Mac Guaranteed USDA Securities, and AgVantage Securities are sometimes collectively referred to as "Farmer Mac Guaranteed Securities." For more information on the products currently offered under Farmer Mac's Institutional Credit line of business, see "Business—Farmer Mac's Lines of Business—Institutional Credit."  As of December 31, 2016, outstanding securities held or guaranteed by Farmer Mac in its Institutional Credit line of business totaled $7.3 billion.

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

Unlike some other GSEs such as other FCS institutions and the Federal Home Loan Banks, Farmer Mac is not structured as a cooperative owned exclusively by member institutions and established to provide services exclusively to its members.  Rather, Farmer Mac, as a publicly-traded corporation, has a broader base of stockholders, including those who do not directly participate in the secondary market provided by Farmer Mac. Therefore, Farmer Mac seeks to fulfill its mission of serving the financing needs of rural America in a manner that is consistent with providing a return on the investment of its stockholders.

Farmer Mac's policy is to generally require financial institutions to own a requisite amount of Farmer Mac common stock, based on the size and type of institution, to participate in the Farm & Ranch line of business.  As a result of this requirement, coupled with the ability of holders of Class A and Class B voting common stock to elect two-thirds of Farmer Mac's board of directors, Farmer Mac regularly conducts business with "related parties," including institutions affiliated with members of Farmer Mac's board of directors and institutions that own large amounts of Farmer Mac's voting common stock.  Farmer Mac has adopted a Code of Business Conduct and Ethics that governs any conflicts of interest that may arise in these transactions, and Farmer Mac's policy is to require that any transactions with related parties be conducted in the ordinary course of business, with terms and conditions comparable to those available to any other counterparty not related to Farmer Mac.  For more information about related party transactions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Related Party Transactions" and Note 3 to the consolidated financial statements.

Regulatory Oversight

Farmer Mac's charter assigns to FCA, acting through the separate Office of Secondary Market Oversight ("OSMO") within FCA, the responsibility for the examination of Farmer Mac and the general supervision of the safe and sound performance of the powers, functions, and duties vested in Farmer Mac by the charter.  The charter also authorizes FCA, acting through OSMO, to apply its general enforcement powers to Farmer Mac.  Farmer Mac's charter requires an annual examination of the financial transactions of Farmer Mac and authorizes FCA to assess Farmer Mac for the cost of FCA's regulatory activities, including the cost of any examination.  Farmer Mac is also required to file quarterly reports of condition with OSMO.  In addition, as a publicly-traded corporation, Farmer Mac is required to comply with the periodic reporting requirements of the SEC. For a more detailed discussion of Farmer Mac's regulatory and governmental relationships, see "Business—Government Regulation of Farmer Mac."

Capital

Farmer Mac's charter establishes three capital standards for Farmer Mac – minimum capital, critical capital, and risk-based capital.  Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement.  Also, in accordance with the FCA regulation on capital planning, Farmer Mac's board of directors maintains a policy for maintaining a sufficient level of Tier 1 capital and imposing restrictions on dividends and bonus payments in the event that Farmer Mac's Tier 1 capital falls below specified thresholds. For a discussion of Farmer Mac's capital requirements and its actual capital levels, as well as FCA's role in the establishment and monitoring of those requirements and levels, see "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards," "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Review—Equity," and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements."

Employees and Property

As of December 31, 2016, Farmer Mac employed 81 people, located primarily at its office at 1999 K Street, N.W., 4th Floor, Washington, D.C. 20006.  Farmer Mac also maintains offices at (1) 5408 NW 88th Street, Suite 120, Johnston, Iowa 50131, (2) 5200 N. Palm Avenue, Suite 306, Fresno, California 93704, and (3) 1065 E. Winding Creek, Suite 200, Eagle, Idaho 83616.  Farmer Mac's main telephone number is (202) 872-7700.

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

FARMER MAC'S LINES OF BUSINESS

The following tables present the outstanding balances and new business volume under Farmer Mac's four lines of business – Farm & Ranch, USDA Guarantees, Rural Utilities, and Institutional Credit:

Lines of Business - Outstanding Business Volume
	As of December 31, 2016	As of December 31, 2015
	(in thousands)
On-balance sheet:
Farm & Ranch:
Loans	$2,381,488	$2,249,864
Loans held in trusts:
Beneficial interests owned by third party investors	1,132,966	708,111
USDA Guarantees:
USDA Securities	1,954,800	1,876,451
Farmer Mac Guaranteed USDA Securities	35,599	31,554
Rural Utilities:
Loans	999,512	1,008,126
Institutional Credit:
AgVantage Securities	6,004,472	5,439,383
Total on-balance sheet	$12,508,837	$11,313,489
Off-balance sheet:
Farm & Ranch:
LTSPCs	$2,209,409	$2,253,273
Guaranteed Securities	415,441	514,051
USDA Guarantees:
Farmer Mac Guaranteed USDA Securities	103,976	10,272
Rural Utilities:
LTSPCs(1)	878,598	522,864
Institutional Credit:
AgVantage Securities	983,214	984,871
Revolving floating rate AgVantage facility(2)	300,000	300,000
Total off-balance sheet	$4,890,638	$4,585,331
Total	$17,399,475	$15,898,820

(1)	Includes $20.0 million and $8.8 million related to one-year loan purchase commitments on which Farmer Mac receives a nominal unused commitment fee as of December 31, 2016 and 2015, respectively.

(2)
As of both December 31, 2016 and, 2015, this facility had not been utilized. Farmer Mac receives a fixed fee based on the full dollar amount of the facility. If the counterparty draws on the facility, the amounts drawn will be presented as AgVantage Securities, and Farmer Mac will earn interest income on those securities.

New Business Volume – Farmer Mac Loan Purchases, Guarantees, and LTSPCs
	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Farm & Ranch:
Loans	$966,023	$748,368	$697,824
LTSPCs	399,095	427,795	369,857
USDA Guarantees:
USDA Securities	375,203	363,621	335,359
Farmer Mac Guaranteed USDA Securities	106,054	13,314	7,627
Rural Utilities:
Loans	50,491	108,337	75,500
LTSPCs	441,404	522,262	—
Institutional Credit:
AgVantage Securities	2,098,852	743,158	1,279,655
Revolving floating rate AgVantage facility	—	300,000	—
Total purchases, guarantees, and LTSPCs	$4,437,122	$3,226,855	$2,765,822

Farm & Ranch

Under the Farm & Ranch line of business, Farmer Mac provides a secondary market for mortgage loans secured by first liens on agricultural real estate (including part-time farms and rural housing) by (1) purchasing and retaining eligible mortgage loans, (2) securitizing eligible mortgage loans and guaranteeing the timely payment of principal and interest on the resulting securities that represent interests in, or obligations secured by, pools of those loans, or (3) issuing LTSPCs for designated eligible mortgage loans, subject to the terms of the applicable LTSPC agreement.  Farmer Mac is compensated for these activities through net effective spread on loans and Farmer Mac Guaranteed Securities held on balance sheet, guarantee fees earned on Farmer Mac Guaranteed Securities, and commitment fees earned on loans in LTSPCs.

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

Farmer Mac's charter authorizes a maximum loan size (adjusted annually for inflation) for an eligible Farm & Ranch loan secured by more than 1,000 acres of agricultural real estate.  That maximum loan size was $12.6 million as of December 31, 2016 and will not be adjusted in 2017 due to the lack of inflation in farmland values during 2016. Although the charter does not prescribe a maximum loan size or a total borrower exposure for an eligible Farm & Ranch loan secured by 1,000 acres or less of agricultural real estate, Farmer Mac currently limits the size of those loans to:

•
$50.0 million in cumulative exposure to any one borrower or related borrowers for transactions involving direct exposure to credit risk on loans (e.g., loan purchases, LTSPC transactions, and non-AgVantage Farm & Ranch Guaranteed Securities, which are not backed by a general obligation of a lender); and

•
$75.0 million in cumulative exposure through a single lender to any one borrower or related borrowers (with the amount of any direct borrower exposure described above not counting toward the $75.0 million limit) for AgVantage transactions, which involve the general obligation of a lender that is in turn secured by eligible loans, resulting in indirect exposure to credit risk on those loans. See "Business—Farmer Mac's Lines of Business—Institutional Credit."

Farmer Mac includes its part-time farm loans and rural housing loans in the Farm & Ranch line of business. Farmer Mac defines a "part-time farm" as agricultural real estate meeting the eligibility requirements described above on which is located a primary residence whose value is at least 30 percent of the property's aggregate value at origination. When analyzing borrower repayment capacity for part-time farm loans, Farmer Mac typically considers off-farm income as a more important factor than for Farm & Ranch loans that are not part-time farm loans. Part-time farm loans do not represent a significant part of Farmer Mac's business, with a total of $324.1 million of those loans in Farmer Mac's portfolio as of December 31, 2016.

For the rural housing portion of this line of business, an eligible loan must be secured by a mortgage on a one- to four-family, owner-occupied, moderately priced principal residence located in a community with a population of 2,500 or fewer.  The maximum purchase price or current appraised value for a dwelling, excluding the land to which the dwelling is affixed, that secures a rural housing loan was $269,807 as of December 31, 2016.  That limit is generally adjusted annually based on changes in home values during the previous year and was increased to $280,000 effective January 1, 2017.  In addition to the dwelling itself, an eligible rural housing loan can be secured by land associated with the dwelling having an appraised value of no more than 50 percent of the total appraised value of the combined property.  Rural housing loans do not represent a significant part of Farmer Mac's business, with a total of $4.1 million of those loans in Farmer Mac's portfolio as of December 31, 2016.

Summary of Farm & Ranch Transactions

During the year ended December 31, 2016, Farmer Mac added a total of $1.4 billion of new business volume under the Farm & Ranch line of business. That new business volume was partially offset by repayments on existing assets (principal paydowns and maturities) during the year, resulting in $6.1 billion of total outstanding business volume in this line of business as of December 31, 2016, compared to $5.7 billion as of December 31, 2015. As of December 31, 2016, Farmer Mac had direct credit exposure on 11,931 loans in the Farm & Ranch line of business across 48 states.

During 2016, Farmer Mac purchased eligible loans from 169 entities (the top ten institutions generated 59 percent of the purchase volume) and placed loans under LTSPCs with 25 entities in the Farm & Ranch line of business. During 2015, Farmer Mac purchased eligible loans from 163 entities (the top ten institutions generated 55 percent of the purchase volume) and placed loans under LTSPCs with 28 entities. During 2014, Farmer Mac purchased eligible loans from 166 entities (the top ten institutions generated 61 percent of the purchase volume) and placed loans under LTSPCs with 32 entities.

The following table summarizes loans purchased or newly placed under LTSPCs under the Farm & Ranch line of business for each of the years ended December 31, 2016, 2015, and 2014:

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Loans	$966,023	$748,368	$697,824
LTSPCs	399,095	427,795	369,857
Total	$1,365,118	$1,176,163	$1,067,681

The following table presents the outstanding balances of Farm & Ranch loans held and loans underlying Farm & Ranch Guaranteed Securities and LTSPCs as of the dates indicated:

	As of December 31,
	2016	2015
	(in thousands)
On-balance sheet:
Loans	$2,381,488	$2,249,864
Loans held in trusts:
Beneficial interests owned by third party investors	1,132,966	708,111
Total on-balance sheet	$3,514,454	$2,957,975
Off-balance sheet:
LTSPCs	$2,209,409	$2,253,273
Guaranteed Securities	415,441	514,051
Total off-balance sheet	$2,624,850	$2,767,324
Total	$6,139,304	$5,725,299

Loan Purchases

Farmer Mac offers loan products designed to increase the secondary market liquidity of agricultural real estate mortgage loans and the lending capacity of financial institutions that originate those loans.  Farmer Mac enters into mandatory delivery commitments to purchase loans and offers rates for those commitments daily.  Farmer Mac also purchases portfolios of newly originated and seasoned loans that are current in payment on a negotiated basis.  Farmer Mac purchases both fixed and adjustable rate loans that have a variety of maturities and often include balloon payments.  Of the $966.0 million of loans purchased in the Farm & Ranch line of business during 2016, 60 percent included balloon payments.  By comparison, of the $748.4 million of loans purchased in the Farm & Ranch line of business during 2015, 61 percent included balloon payments.

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

Both LTSPC and Farm & Ranch Guaranteed Securities transactions permit a lender to nominate from its portfolio an identified pool of loans, subject to review by Farmer Mac for conformity with its eligibility standards for Farm & Ranch loans.  In Farm & Ranch Guaranteed Securities and LTSPC transactions, the lender effectively transfers the credit risk on those eligible loans because, through Farmer Mac's guarantee or commitment to purchase, Farmer Mac assumes the ultimate credit risk of borrower defaults on the underlying loans. This type of risk transfer reduces a lender's credit and concentration risk exposures and, consequently, its regulatory capital requirements and loss reserve requirements.  The loans and participation interests underlying LTSPCs and Farm & Ranch Guaranteed Securities may include those with payment, maturity, and interest rate characteristics that differ from the loan products that Farmer Mac offers for purchase on a daily basis, but all are subject to the applicable standards described in
"—Underwriting and Collateral Valuation (Appraisal) Standards."  See also "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

LTSPCs.  An LTSPC commits Farmer Mac, subject to the terms of the applicable LTSPC agreement, to a future purchase of one or more loans from an identified pool of eligible loans that met Farmer Mac's standards at the time the transaction was entered into and Farmer Mac assumed the credit risk on the loans.  The LTSPC structure, which is not a guarantee of loans or securities, permits the lender to retain the loan pool in its portfolio until such time, if ever, as the lender elects to deliver some or all of the loans in the pool to Farmer Mac for purchase under the terms of the LTSPC agreement.  As consideration for its assumption of the credit risk on loans underlying an LTSPC, Farmer Mac receives commitment fees payable monthly in arrears in an amount approximating what would have been the guarantee fees if the transaction were structured as a Farm & Ranch Guaranteed Securities transaction.  Farmer Mac offers different options under LTSPC arrangements to meet the credit and liquidity needs of its counterparties. Some LTSPCs provide that the underlying loans can be converted into Farm & Ranch Guaranteed Securities at the option of the counterparty with no conversion fee paid to Farmer Mac. Some LTSPCs contain risk sharing arrangements that provide for the counterparty to absorb up to a specified amount (typically between one and five percent of the original principal balance of the loan pool) of any losses incurred on the loans in the pool. As of December 31, 2016 and 2015, approximately 9.3 percent and 7.8 percent, respectively, of total LTSPCs and Farm & Ranch Guaranteed Securities, including those consolidated as loans on Farmer Mac's balance sheet, contained risk sharing arrangements.

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

In 2016, Farmer Mac entered into $399.1 million of LTSPCs, compared to $427.8 million in 2015, in the Farm & Ranch line of business.  In 2016, LTSPCs remained the preferred credit enhancement alternative for new off-balance sheet transactions, and they continue to be a significant portion of the Farm & Ranch line of business.  During 2016 and 2015, there were no conversions of LTSPCs into Farm & Ranch Guaranteed Securities.  As of December 31, 2016, the aggregate principal balance of the loans underlying LTSPCs in Farmer Mac's Farm & Ranch line of business was $2.2 billion.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume."

Farm & Ranch Guaranteed Securities.  In Farm & Ranch Guaranteed Securities transactions, Farmer Mac guarantees securities representing interests in eligible Farm & Ranch loans or participation interests in those loans held by a trust or other entity. Farmer Mac guarantees the timely payment of interest and principal on these securities, which are either retained by Farmer Mac or sold to third parties.  For those securities sold to third parties, the eligible loans or participation interests are often acquired from lenders in exchange for the Farm & Ranch Guaranteed Securities backed by those assets.  As consideration for its assumption of the credit risk on the assets underlying the Farm & Ranch Guaranteed Securities, Farmer Mac receives guarantee fees based on the outstanding principal balance of the related securities.

Farmer Mac is obligated under its guarantee on the securities to make timely payments to investors of principal (including balloon payments) and interest based on the scheduled payments on the underlying loans, regardless of whether Farmer Mac or the related trust has actually received those scheduled payments.  Farmer Mac's guarantee fees typically are collected out of installment payments made on the underlying loans until those loans have been repaid, purchased out of the trust, or otherwise liquidated (generally as a result of default).  The aggregate amount of guarantee fees received on Farm & Ranch Guaranteed Securities depends on the amount of those securities outstanding and on the applicable guarantee fee rate, which Farmer Mac's charter caps at 50 basis points (0.50 percent) per year.  The amount of Farm & Ranch Guaranteed Securities outstanding is influenced by the repayment rates on the underlying loans and by the rate at which Farmer Mac issues new Farm & Ranch Guaranteed Securities, including as a result of conversions from LTSPCs.  In general, when the level of interest rates declines significantly below the interest rates on loans underlying Farm & Ranch Guaranteed Securities, the rate of prepayments is likely to increase. Conversely, when interest rates rise above the interest rates on the loans underlying Farm & Ranch Guaranteed Securities, the rate of prepayments is likely to decrease.  In addition to changes in interest rates, the timing of principal payments on Farm & Ranch Guaranteed Securities also is influenced by a variety of economic, demographic, and other considerations.

Of the $17.4 billion outstanding principal balance of assets included in Farmer Mac's four lines of business as of December 31, 2016, $1.5 billion were in the form of Farm & Ranch Guaranteed Securities created from the deposit of eligible loan assets into securitization trusts that issue "pass-through"

certificates representing interests in the underlying assets. This type of securitization structure may involve the deposit of either whole loans or loan participation interests into the trusts.

As of December 31, 2016, Farmer Mac had outstanding Farm & Ranch Guaranteed Securities of $1.1 billion that represent interests in whole loans and $415.4 million that represent interests in loan participations as a result of conversions from LTSPCs. Both types of transactions involve the deposit of eligible assets into securitization trusts along with all of the rights under related agreements that provide for, among other things, remedies for any breaches of representations and warranties made by the lender and the servicing of the underlying assets. In each of these transactions, the related trust has issued securities that represent interests in the assets of the trust and that Farmer Mac guarantees as to the timely payment of principal and interest.

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

For the years ended December 31, 2016 and 2015, Farmer Mac sold Farm & Ranch Guaranteed Securities in the amounts of $511.4 million and $336.9 million, respectively.  No gains or losses resulted from these sales in either 2016 or 2015.  During 2016 and 2015, there were no conversions of LTSPCs into Farm & Ranch Guaranteed Securities.  As of December 31, 2016, the aggregate principal balance of the loans that backed Farmer Mac's Farm & Ranch Guaranteed Securities, which may or may not be consolidated on-balance sheet depending on the primary beneficiary determination described above, was $1.5 billion.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume."

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

In addition to these minimum standards, agricultural mortgage loans on which Farmer Mac assumes direct credit exposure, such as loans purchased or underlying LTSPCs or Farm & Ranch Guaranteed Securities, are also typically required to meet more specific underwriting standards established by Farmer Mac, as described below.

Farmer Mac relies on the combined expertise of experienced internal agricultural credit underwriters and loan servicers, along with external agricultural loan servicing and collateral valuation contractors, to perform the necessary underwriting, servicing, and collateral valuation functions on Farm & Ranch loans.

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

Farmer Mac includes its facility loans, such as dairy and processing facilities, in its Farm & Ranch line of business. Farmer Mac defines a facility loan as a loan secured by agricultural real estate with building improvements (other than a residence) that contribute more than 60 percent of the appraised value of the property. The credit underwriting standards for facility loans are the same as for other Farm & Ranch loans except that certain facility loans are required to have a more stringent total debt service coverage ratio, including farm and non-farm income, of 1.35 or higher.

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

As Farmer Mac develops new credit products, it establishes underwriting guidelines for them.  Those guidelines result in industry-specific measures that meet or exceed the minimum underwriting standards contained in Farmer Mac's charter and provide Farmer Mac with the flexibility to deliver the benefits of a secondary market to farmers, ranchers, and rural homeowners in diverse sectors of the rural economy. Farmer Mac does not require that each loan's compliance with the applicable underwriting standards be re-evaluated after Farmer Mac purchases the loan or approves it for inclusion in a pool that backs Farm & Ranch Guaranteed Securities or an LTSPC pool.

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

Farmer Mac owns a majority interest in a collateral valuation company, Contour Valuation Services, LLC, which started doing business as AgVisory ("AgVisory") in January 2016. AgVisory's principal activity is to provide appraisal services related to agricultural real estate in an effort to meet the needs of Farmer Mac's customer base. As of December 31, 2016, Farmer Mac owned 65 percent of AgVisory, which represents a total investment of $875,000. Substantially all of the remaining 35 percent of AgVisory is owned by Conterra Holdings, LLC, Farmer Mac's business partner with experience in creating and managing a collateral valuation function, and a small equity interest is also owned by AgVisory's current President. Although Farmer Mac owns the majority interest in AgVisory, Farmer Mac does not run the day-to-day operations of AgVisory, does not direct or supervise AgVisory’s appraisers, and does not permit any individual who is an employee of Farmer Mac to also be employed by AgVisory, which ensures that the appraisals performed by AgVisory are independent of Farmer Mac's loan purchase process and not subject to conflicts of interest.  The President of AgVisory has general supervisory authority for the management of AgVisory’s business, subject to the oversight of a management committee to which Farmer Mac has appointed representatives in proportion to its ownership interest. The financial condition and results of AgVisory are reflected in the "Corporate" segment within Farmer Mac's consolidated financial statements.

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

Farmer Mac is not obligated to assume credit risk on every loan that meets its underwriting and collateral valuation standards submitted by an eligible participant.  Farmer Mac may consider other factors, such as its overall portfolio diversification, commodity and farming forecasts, and risk management objectives, in deciding whether or not to accept a loan as part of the Farm & Ranch line of business.  For example, if industry forecasts indicate possible weakness in a geographic area or agricultural commodity or product, Farmer Mac may decide not to purchase or commit to purchase an affected loan as part of managing Farmer Mac's overall portfolio exposure to areas of possible heightened risk exposure.  Because Farmer Mac effectively assumes the credit risk on all loans underlying an LTSPC, Farmer Mac's commodity/product and geographic diversification disclosures reflect all loans underlying LTSPCs and any loans that have been purchased out of LTSPC pools.  For information about the diversification of Farmer Mac's existing portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees" and Note 8 to the consolidated financial statements.

Approved Lenders

As of December 31, 2016, Farmer Mac had 638 approved lenders eligible to participate in Farmer Mac's Farm & Ranch line of business, ranging from single-office to multi-branch institutions, spanning community banks, FCS institutions, mortgage companies, commercial banks, and insurance companies, compared to 728 eligible approved lenders as of December 31, 2015.  In addition to participating directly in the Farm & Ranch line of business, some of the approved lenders facilitate indirect participation by other lenders by managing correspondent networks of lenders from which the approved lenders purchase loans to sell to Farmer Mac.  As of December 31, 2016, of the 638 approved lenders eligible to participate, 184 lenders had been active participants in the Farm & Ranch line of business during the previous 12 months by either selling at least one loan to Farmer Mac or entering into an LTSPC transaction with Farmer Mac, as compared to 179 out of 728 approved lenders as of December 31, 2015.

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

Summary of USDA Guarantees Transactions

Farmer Mac guarantees the timely payment of principal and interest on Farmer Mac Guaranteed USDA Securities backed by USDA Securities.  Farmer Mac does not guarantee the repayment of the USDA Securities themselves.  During the year ended December 31, 2016, Farmer Mac II LLC purchased approximately $481.3 million of USDA Securities, of which $383.3 million were retained on its balance sheet and $98.0 million were securitized and sold to lenders or other investors in the form of Farmer Mac Guaranteed USDA Securities. During the years ended December 31, 2015 and 2014, Farmer Mac II LLC purchased approximately $376.9 million and $343.0 million, respectively, of USDA Securities, all of which were retained on its balance sheet.  Farmer Mac did not purchase any USDA Securities in 2016, 2015, or 2014. During 2016, 2015, and 2014, Farmer Mac and Farmer Mac II LLC conducted USDA Guarantees transactions with 222, 209, and 185 entities, respectively.

As of December 31, 2016 and 2015, $2.1 billion and $1.9 billion, respectively, of Farmer Mac Guaranteed USDA Securities and USDA Securities were outstanding.  The following table presents activity in the USDA Guarantees line of business for each of the years indicated:

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Purchased and retained	$383,303	$376,935	$342,986
Purchased and sold	97,954	—	—
Total	$481,257	$376,935	$342,986

The following table presents the outstanding balance of USDA Securities and Farmer Mac Guaranteed USDA Securities as of the dates indicated:

	As of December 31,
	2016	2015
	(in thousands)
On-balance sheet:
USDA Securities	$1,954,800	$1,876,451
Farmer Mac Guaranteed USDA Securities	35,599	31,554
Off-balance sheet:
Farmer Mac Guaranteed USDA Securities	103,976	10,272
Total	$2,094,375	$1,918,277

As of December 31, 2016, Farmer Mac had experienced no other-than-temporary impairment on any of its Farmer Mac Guaranteed USDA Securities or USDA Securities.

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

Lenders.  Any lender authorized by the USDA to obtain a USDA guarantee on a loan may participate in Farmer Mac's USDA Guarantees line of business.  During 2016, 222 lenders, consisting mostly of community and regional banks, sold USDA Securities to Farmer Mac, compared to 209 lenders that did so during 2015.

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

Rural Utilities

General

Under its charter, Farmer Mac is permitted to purchase, and guarantee securities backed by, rural electric and telephone loans made by lenders organized as cooperatives to borrowers who have received or are eligible to receive loans under the Rural Electrification Act of 1936 ("REA").  The REA is administered by the Rural Utilities Service ("RUS"), an agency of the USDA.  None of Farmer Mac's business to date under the Rural Utilities line of business has involved telecommunications loans.  Farmer Mac's Rural Utilities line of business encompasses purchases of eligible rural utilities loans and guarantees of securities backed by those loans, as well as the issuance of LTSPCs for pools of eligible rural utilities loans. Farmer Mac began issuing LTSPCs for pools of eligible rural utilities loans in 2015.

Summary of Rural Utilities Transactions

During the year ended December 31, 2016, Farmer Mac added $491.9 million of new Rural Utilities business, compared to $630.6 million and $75.5 million for the years ended December 31, 2015 and 2014, respectively.  As of December 31, 2016 and 2015, the aggregate outstanding principal balance of Rural Utilities loans held and underlying LTSPCs was $1.9 billion and $1.5 billion, respectively.

The following table summarizes new Rural Utilities business activity for each of the years ended December 31, 2016, 2015, and 2014:

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Loans	$50,491	$108,337	$75,500
LTSPCs	441,404	522,262	—
Total	$491,895	$630,599	$75,500

The following table presents the outstanding balances of Rural Utilities loans held as of the dates indicated:

	As of December 31,
	2016	2015
	(in thousands)
On-balance sheet:
Loans	$999,512	$1,008,126
Off-balance sheet:
LTSPCs(1)	878,598	522,864
Total	$1,878,110	$1,530,990

(1)	Includes $20.0 million and $8.8 million related to one-year loan purchase commitments on which Farmer Mac receives a nominal unused commitment fee as of December 31, 2016 and 2015, respectively.

Loan Eligibility

To be eligible for Farmer Mac's Rural Utilities line of business, a rural utilities loan (or an interest in such a loan) is required to:

•	be made for an electric or telephone facility by a lender organized as a cooperative to a borrower that has received or is eligible to receive a loan under the REA;

•	be performing and not more than 30 days delinquent; and

•	meet Farmer Mac's underwriting standards described in more detail below.

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

Collateral

It is customary in loans to distribution cooperatives and G&T cooperatives for the lender to take a security interest in substantially all of the borrower's assets. In cases in which Farmer Mac purchases a rural utilities loan with a pledge of all assets and a lender also has a lien on all assets, Farmer Mac verifies that a lien accommodation results in either a shared first lien or a first lien in favor of Farmer Mac.  In cases where debt indentures are used, Farmer Mac determines if available collateral is adequate to support the loan program and Farmer Mac's investment. As of December 31, 2016, substantially all of the Rural Utilities loans held by Farmer Mac consisted of loans with a pledge of all assets. Farmer Mac sometimes purchases unsecured Rural Utilities loans that meet stricter underwriting standards than those described above under "—Underwriting." In accordance with Farmer Mac's internal policies, the total outstanding balance of unsecured Rural Utilities loans may not exceed $100 million. As of December 31, 2016, Farmer Mac held $47.0 million of unsecured Rural Utilities loans.

Servicing

Farmer Mac generally does not directly service the Rural Utilities loans held in its portfolio.  Those loans are serviced by a servicer designated by Farmer Mac. National Rural Utilities Cooperative Finance Corporation ("CFC") currently services all of the Rural Utilities loans in Farmer Mac's portfolio. CFC is a related party to Farmer Mac by virtue of CFC's stock ownership in Farmer Mac. As of December 31, 2016, CFC held approximately 8 percent of Farmer Mac's outstanding Class A voting common stock (or approximately 5 percent of total voting shares). See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Related Party Transactions."

Approved Lenders

Farmer Mac's charter requires eligible rural utilities loans be made by a lender organized as a cooperative.  Currently, the only two rural utilities lenders that are cooperatives are CFC and CoBank, ACB ("CoBank"), an institution of the FCS.  To date, CFC is the only lender to have participated in Farmer Mac's Rural Utilities line of business.

Portfolio Diversification

Rural utilities loans are made throughout the entire United States.  Farmer Mac analyzes the geographic distribution of loans to cooperatives and considers regional concentration levels in connection with its business activities under the Rural Utilities program.  As of December 31, 2016, Farmer Mac had direct credit exposure on 1,246 loans to electric cooperatives constituting $1.9 billion across 39 states.

Farmer Mac's charter does not prescribe a maximum loan size for an eligible rural utilities loan, but Farmer Mac currently has a $50.0 million limit in place for cumulative direct credit exposure on those loans (e.g., purchases of loans, LTSPCs, or guarantees of securities representing interests in loans) to any one borrower or related borrowers. For indirect credit exposures on rural utilities loans (e.g., AgVantage transactions), Farmer Mac's current limit is $75.0 million for cumulative loan exposure to any one borrower or related borrowers, with the amount of any direct exposure to a borrower not counting toward the $75.0 million limit.  See "Business—Farmer Mac's Lines of Business—Institutional Credit." As of December 31, 2016, Farmer Mac's direct credit exposure to rural utilities loans consisted of $1.5 billion in loans to distribution cooperatives and $0.4 billion in loans to G&T cooperatives.

Institutional Credit

Under the Institutional Credit line of business, Farmer Mac provides advances against eligible loans by guaranteeing and purchasing general obligations of institutions approved by Farmer Mac, which obligations are also secured by the types of loans eligible for one of Farmer Mac's other lines of business.  Farmer Mac refers to these obligations as AgVantage® securities. Farmer Mac guarantees the timely payment of principal and interest on AgVantage securities and may retain AgVantage securities in its portfolio or sell them to third parties in the capital markets as Farmer Mac Guaranteed Securities.

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

The required collateralization level for the AgVantage securities secured by Farm & Ranch loans currently ranges from 103 percent to 125 percent. Within this range, Farmer Mac generally requires higher collateralization levels for securities issued by institutions without long-term debt ratings from a nationally recognized statistical rating organization ("NRSRO").  The required collateralization level is established at the time the AgVantage facility is entered into with the counterparty and does not change during the life of the AgVantage securities issued under such facility.

For AgVantage securities that are secured by Farm & Ranch loans, Farmer Mac requires that the loans meet the minimum standards set forth in the charter for those types of loans and that the value is supported by either appraisals that conform to USPAP or similar collateral valuation methods based upon Farmer Mac's evaluation of the lender's collateral valuation protocols and history. Although the charter does not prescribe a maximum loan size or a total borrower exposure for an eligible Farm & Ranch loan secured by 1,000 acres or less of agricultural real estate, for AgVantage transactions Farmer Mac currently limits the size of those loans to $75.0 million in cumulative exposure through a single lender to any one borrower or related borrowers (with the amount of any direct borrower exposure not counting toward the $75 million limit).

In July 2014, Farmer Mac expanded the AgVantage product to a new type of issuer – institutional investors in agricultural assets that qualify as collateral for the types of loans eligible for the Farm & Ranch line of business. Farmer Mac refers to this product variation as the Farm Equity AgVantage® product. This product has similar requirements for AgVantage securities secured by Farm & Ranch loans described above, but Farmer Mac also requires that Farm Equity AgVantage transactions (1) generally maintain a higher collateralization level, through lower loan-to-value ratio thresholds and higher overcollateralization requirements, and (2) generally contain specified financial covenants for the life of the related Farm Equity AgVantage security to avoid default. As of December 31, 2016, Farmer Mac had $256.9 million of outstanding Farm Equity AgVantage securities.

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

Although Farmer Mac has only indirect credit exposure on the rural utilities loans pledged to secure AgVantage securities, the same underwriting standards that apply to loans made to distribution cooperatives on which Farmer Mac assumes direct credit exposure also apply to loans made to distribution cooperatives that secure the general obligation of the lender in AgVantage transactions. See "Business—Farmer Mac's Lines of Business—Rural Utilities—Underwriting." For loans made to G&T cooperatives that secure the general obligation of the issuer in AgVantage transactions, the G&T cooperative must either (1) have a rating from an NRSRO of BBB- (or equivalent rating) or better or (2) meet the following underwriting standards (based on the average of the most recent three years):

•	the aggregate members' equity to total capitalization ratio equals or exceeds 25 percent;

•	the modified debt service coverage ratio equals or exceeds 1.10; and

•	the equity to total assets ratio equals or exceeds 10 percent.

Farmer Mac's charter does not prescribe a maximum loan size or a total borrower exposure for an eligible rural utilities loan, but Farmer Mac's current limit for AgVantage transactions is $75.0 million for cumulative loan exposure to any one borrower or related borrowers (with the amount of any direct exposure to a borrower not counting towards the $75 million limit). Farmer Mac also permits up to 20 percent of rural utilities loans pledged to secure AgVantage securities to be unsecured or secured by less than all of the borrower's assets. As of December 31, 2016, all AgVantage securities secured by eligible rural utilities loans were issued by CFC, which is a related party to Farmer Mac by virtue of CFC's stock ownership in Farmer Mac. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Related Party Transactions."

As of December 31, 2016, Farmer Mac had not experienced any credit losses, nor had it been called upon to make a guarantee payment to third parties, on any of its AgVantage securities. For more information on Farmer Mac's AgVantage securities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Institutional."

Summary of Institutional Credit Transactions

During the year ended December 31, 2016, Farmer Mac added a total of $2.1 billion of new business volume under the Institutional Credit line of business. That new business volume was partially offset by repayments on existing assets (principal paydowns and maturities) during the year, resulting in $7.3 billion of total outstanding business volume in this line of business as of December 31, 2016, compared to $6.7 billion as of December 31, 2015.

As of December 31, 2016 and 2015, the outstanding principal amount of AgVantage securities held by Farmer Mac on its balance sheet was $6.0 billion and $5.4 billion, respectively.  As of both December 31, 2016 and 2015, the aggregate outstanding principal amount of off-balance sheet AgVantage securities sold to third parties totaled $1.3 billion.  The amount as of December 31, 2016 and 2015 includes a $0.3 billion revolving floating rate AgVantage facility entered into with CFC that had not been drawn upon as of that date. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Institutional." The following table summarizes new Institutional Credit line of business activity for each of the years ended December 31, 2016, 2015, and 2014:

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
AgVantage Securities	$2,098,852	$743,158	$1,279,655
Revolving floating rate AgVantage facility	—	300,000	—
	$2,098,852	$1,043,158	$1,279,655

The following table presents the outstanding principal amount of AgVantage securities held by Farmer Mac and off-balance sheet AgVantage securities as of the dates indicated:

	As of December 31,
	2016	2015
	(in thousands)
On-balance sheet:
AgVantage Securities	$6,004,472	$5,439,383
Off-balance sheet:
AgVantage Securities	$983,214	$984,871
Revolving floating rate AgVantage facility(1)	300,000	300,000
Total off-balance sheet	$1,283,214	$1,284,871
Total	$7,287,686	$6,724,254

(1)
As of both December 31, 2016 and 2015, this facility had not been utilized by CFC. Farmer Mac receives a fixed fee based on the full dollar amount of the facility. If CFC draws on the facility, the amounts drawn will be presented as on-balance sheet AgVantage securities, and Farmer Mac will earn interest on the drawn balance.

FUNDING OF GUARANTEE AND LTSPC OBLIGATIONS

The principal sources of funding for the payment of Farmer Mac's obligations under its guarantees and LTSPCs are the fees Farmer Mac receives for its guarantees and commitments, net effective spread, proceeds of debt issuances, loan repayments, and maturities of AgVantage securities.  Farmer Mac satisfies its obligations under LTSPCs and its guarantees by purchasing defaulted loans out of LTSPCs and from the related trusts for Farmer Mac Guaranteed Securities.  Farmer Mac typically recovers a significant portion of the value of defaulted loans purchased either through borrower payments, loan payoffs, payments by third parties, or foreclosure and sale of the property securing the loans.  Ultimate credit losses arising from Farmer Mac's guarantees and commitments are reflected in Farmer Mac's charge-offs against its allowance for losses, gains and losses on the sale of real estate owned ("REO"), which consists of real estate acquired through foreclosure, and fair value adjustments of REOs held.  During 2016, Farmer Mac had net credit losses of $0.2 million, compared to net credit losses of $3.9 million during 2015, primarily due to a decrease in the level of charge-offs in 2016 compared to 2015.

Farmer Mac's charter requires Farmer Mac to maintain in its accounts a portion of the guarantee fees it receives from its guarantee activities as a reserve against losses.  As of December 31, 2016, this reserve against losses arising from Farmer Mac's guarantee activities was $63.6 million.  Farmer Mac calculates the amount of this statutorily required reserve against losses arising from its guarantee activities based on the credit risk component of guarantee fees received on all Farmer Mac Guaranteed Securities, including AgVantage securities. This amount does not represent either anticipated credit losses or estimated probable credit losses and does not directly relate to either the allowance for loan losses or the reserve for losses in Farmer Mac's consolidated balance sheets. Rather, this is the amount that must be exhausted before Farmer Mac may issue obligations to the U.S. Treasury against the $1.5 billion that Farmer Mac is statutorily authorized to borrow from the U.S. Treasury to fulfill its guarantee obligations.  That borrowing authority is not intended to be a routine funding source and has never been used.  For a more detailed discussion of Farmer Mac's borrowing authority from the U.S. Treasury, see "Business—Farmer Mac's Authority to Borrow from the U.S. Treasury."

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

Farmer Mac's board of directors has authorized the issuance of up to $18.0 billion of discount notes and medium-term notes (of which $13.7 billion was outstanding as of December 31, 2016), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing needs.  Farmer Mac invests the proceeds of its debt issuances in loan purchases, Farmer Mac Guaranteed Securities, and liquidity investment assets in accordance with policies established by its board of directors that comply with FCA's Liquidity and Investment Regulations, which establish limitations on dollar amount, issuer concentration, and credit quality.  Farmer Mac's regular debt issuance supports its access to the capital markets, and Farmer Mac's liquidity investment assets provide an alternative source of funds should market conditions be unfavorable.  Farmer Mac's current policies authorize liquidity investments in:

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

Common Stock

Only banks, other financial entities, insurance companies, and institutions of the FCS may hold voting common stock.  No holder of Class A voting common stock may directly or indirectly be a beneficial owner of more than 33 percent of the outstanding shares of Class A voting common stock.  There are no restrictions on the maximum number or percentage of outstanding shares of Class B voting common stock that may be held by an eligible stockholder.  No ownership restrictions apply to Class C non-voting common stock, and those securities are freely transferable.

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

As of December 31, 2016, the following shares of Farmer Mac common stock were outstanding:

•	1,030,780 shares of Class A voting common stock;

•	500,301 shares of Class B voting common stock; and

•	9,007,481 shares of Class C non-voting common stock.

On September 8, 2015, Farmer Mac's board of directors approved a share repurchase program authorizing Farmer Mac to repurchase up to $25 million of its outstanding Class C non-voting common stock over the next two years. As of December 31, 2016, Farmer Mac had repurchased approximately 668,000 shares of Class C non-voting common stock at a cost of approximately $19.6 million under the share repurchase program.

The following table presents the dividends declared on Farmer Mac's common stock during and subsequent to 2016:

Date Dividend Declared	Per Share Amount	For Holders Of Record As Of	Date Paid
March 2, 2016	$0.26	March 21, 2016	March 31, 2016
May 4, 2016	$0.26	June 15, 2016	June 30, 2016
August 3, 2016	$0.26	September 15, 2016	September 30, 2016
November 2, 2016	$0.26	December 16, 2016	December 31, 2016
March 1, 2017	$0.36	March 20, 2017	*
*  The dividend declared on March 1, 2017 is scheduled to be paid on March 31, 2017.

Farmer Mac's ability to declare and pay common stock dividends could be restricted if it were to fail to comply with applicable capital requirements.  See Note 9 to the consolidated financial statements and "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards."

Preferred Stock

No ownership restrictions apply to any preferred stock issued by Farmer Mac, and those securities are freely transferable. As of December 31, 2016, the following shares of Farmer Mac preferred stock were outstanding:

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

The following table presents the dividends declared and paid on Series A Preferred Stock during and subsequent to 2016:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
March 2, 2016	$0.3672	January 18, 2016	April 17, 2016	April 17, 2016
May 4, 2016	$0.3672	April 18, 2016	July 17, 2016	July 17, 2016
August 3, 2016	$0.3672	July 18, 2016	October 17, 2016	October 17, 2016
November 2, 2016	$0.3672	October 18, 2016	January 17, 2017	January 17, 2017
March 1, 2017	$0.3672	January 18, 2017	April 17, 2017	*
* The dividend declared on March 1, 2017 is scheduled to be paid on April 17, 2017.

The following table presents the dividends declared and paid on Series B Preferred Stock during and subsequent to 2016:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
March 2, 2016	$0.4297	January 18, 2016	April 17, 2016	April 17, 2016
May 4, 2016	$0.4297	April 18, 2016	July 17, 2016	July 17, 2016
August 3, 2016	$0.4297	July 18, 2016	October 17, 2016	October 17, 2016
November 2, 2016	$0.4297	October 18, 2016	January 17, 2017	January 17, 2017
March 1, 2017	$0.4297	January 18, 2017	April 17, 2017	*
* The dividend declared on March 1, 2017 is scheduled to be paid on April 17, 2017.

The following table presents the dividends declared and paid on Series C Preferred Stock during and subsequent to 2016:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
March 2, 2016	$0.3750	January 18, 2016	April 17, 2016	April 17, 2016
May 4, 2016	$0.3750	April 18, 2016	July 17, 2016	July 17, 2016
August 3, 2016	$0.3750	July 18, 2016	October 17, 2016	October 17, 2016
November 2, 2016	$0.3750	October 18, 2016	January 17, 2017	January 17, 2017
March 1, 2017	$0.3750	January 18, 2017	April 17, 2017	*
* The dividend declared on March 1, 2017 is scheduled to be paid on April 17, 2017.

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

$63.6 million as of December 31, 2016); and

•	the proceeds of such obligations are needed to fulfill Farmer Mac's guarantee obligations.

Any debt obligations issued by Farmer Mac under this authority would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac. Farmer Mac would be required to repurchase any of its debt obligations held by the U.S. Treasury within a "reasonable time."  As of December 31, 2016, Farmer Mac had not used this borrowing authority and does not expect to use this borrowing authority in the future.

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

As of December 31, 2016, Farmer Mac's statutory minimum and critical capital requirements were $466.5 million and $233.3 million, respectively, and its actual core capital level was $609.7 million, which is $143.2 million above the statutory minimum capital requirement and $376.4 million above the statutory critical capital requirement.  Based on the risk-based capital stress test, Farmer Mac's risk-based capital requirement as of December 31, 2016 was $104.8 million and Farmer Mac's regulatory capital of $617.1 million exceeded that amount by approximately $512.3 million.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements" for a presentation of Farmer Mac's current regulatory capital position.

Enforcement Levels.  Farmer Mac's charter directs FCA to classify Farmer Mac within one of four enforcement levels for purposes of determining compliance with the capital standards established by Farmer Mac's charter.  As of December 31, 2016, Farmer Mac was classified as within level I – the highest compliance level.

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

Capital Adequacy Requirements. Under FCA's rule on capital planning, Farmer Mac must develop and submit to OSMO for approval annually a plan for capital that considers the sources and uses of Farmer Mac's capital, addresses capital projections under stress scenarios, assesses Farmer Mac's overall capital adequacy, and incorporates a Farmer Mac board-approved policy on capital adequacy. In accordance with this regulation, Farmer Mac's board of directors has established a policy that will require Farmer Mac to maintain an adequate level of "Tier 1" capital, consisting of retained earnings, paid-in-capital, common stock, qualifying preferred stock, and accumulated other comprehensive income allocable to "non-program" investments that are not included in the Farm & Ranch, USDA Guarantees, Rural Utilities, and Institutional Credit lines of business. Under this policy, Farmer Mac must maintain at all times during 2017 a Tier 1 capital ratio of not less than 6.75 percent of risk-weighted assets, calculated using an advanced internal ratings based ("AIRB") asset risk weighting regime that is consistent with current Basel-based principles, with the minimum Tier 1 capital ratio increasing to 7.0 percent in 2018 and thereafter.

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

These distribution restrictions will remain for so long as the Tier 1 capital conservation buffer remains at or below the minimum level of 2.5 percent, and Farmer Mac's board of directors may consider other factors, such as GAAP earnings and other regulatory requirements, in determining whether to restrict capital distributions, including dividends and bonus payments. As of December 31, 2016, Farmer Mac's Tier 1 capital ratio was 12.7%. In 2016, Farmer Mac adjusted the calculation of its Tier 1 capital ratio to eliminate certain interest rate risk components of the risk weighting of assets to reflect the fact that Farmer Mac pursues a match-funding approach to funding its assets and therefore does not bear material interest rate risk in its portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements" for more information on Farmer Mac's Tier 1 capital ratio. Farmer Mac does not expect its compliance on an ongoing basis with FCA's rule on capital planning, including Farmer Mac's policy on Tier 1 capital, to materially affect Farmer Mac's operations or financial condition.

Item 1A.    Risk Factors

Farmer Mac's business activities, financial performance, and results of operations are, by their nature, subject to a number of risks and uncertainties, including those related to the agricultural industry, the rural utilities industry, access to the capital markets, the regulatory environment, and the level of prevailing interest rates and overall market conditions. The following risk factors should be considered in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K, including the risks and uncertainties described in the "Forward-Looking Statements" section. Furthermore, because new risk factors likely will emerge from time to time, management can neither predict all such risk factors nor assess the effects of such factors on Farmer Mac's business, operating results, and financial condition or the extent to which any factor, or combination of factors, may affect Farmer Mac's actual results and financial condition. If any of the following risks materialize, Farmer Mac's business, financial condition, or results of operations could be materially and adversely affected. Farmer Mac undertakes no obligation to update or revise this risk factor discussion, except as required by law.

Credit Risk

Factors affecting the agricultural industry or the rural utilities industry, some of which may be outside of Farmer Mac's or borrowers' control, may negatively affect borrowers' profitability and, as a consequence, their ability to repay their loans on which Farmer Mac has assumed credit risk, and any widespread repayment shortfalls on these eligible loan assets could have a material adverse effect on Farmer Mac's financial condition, results of operations, liquidity, or capital levels.

External factors or variables beyond Farmer Mac's or borrowers' control that could negatively affect borrowers' profitability, and therefore, their repayment capacity, could cause Farmer Mac to experience increased delinquency rates, default rates, and credit losses within its loan portfolio, including, but not limited to:

•
severe protracted or sudden adverse weather conditions, animal and plant disease outbreaks, restrictions on water supply, limited access to transportation to move agricultural products to markets, or other conditions affecting particular geographic regions or industries;

•	volatility in revenues or production expenses as a result of commodity or fuel prices or labor costs or availability within any particular industry;

•	fluctuations in currency exchange markets or changes in the global economy that would reduce export demand for U.S. agricultural products;

•	slow or negative domestic or international economic growth, which could reduce demand for U.S. agricultural products;

•	adverse changes in interest rates, agricultural land values, or other factors that may affect delinquency levels and credit losses on agricultural real estate mortgage loans;

•	legislative or regulatory developments or actions adversely affecting the agricultural industry or the rural utilities industry;

•	changes in the general economy that could affect the availability of off-farm sources of income and prices of real estate for borrowers; and

•
economic conditions that may negatively affect the market for electricity in rural areas and consequently limit the ability of rural electric cooperatives to provide electricity or raise rates to achieve profitable levels.

Farmer Mac's earnings depend significantly on the performance of its loan assets and the spread between the interest, guarantee fees, and commitment fees earned on those assets and interest paid on Farmer Mac's obligations and liabilities. Farmer Mac assumes the ultimate credit risk of borrower defaults on the agricultural mortgage and rural utilities loans it holds, as well as the loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities. Widespread repayment shortfalls on loans in the Farm & Ranch line of business or Rural Utilities line of business could result in losses on loans held or require Farmer Mac to pay under its guarantees and LTSPCs, which could have a material adverse effect on Farmer Mac's financial condition, results of operations, liquidity, or capital levels.

In the Farm & Ranch line of business, repayment of loans typically depends on the success of the related farming operation, which, in turn, depends on many variables and factors, including those described above, over which farmers may have little or no control. Farmer Mac's credit risk may also increase in the case of a loan with a balloon payment due at maturity if the borrower seeks to refinance but is unable to do so. As of December 31, 2016, 65.9 percent of the loans in the Farm & Ranch line of business included balloon payments. Farmer Mac's credit risk may also increase as a result of its exposure to loans that are adversely affected by a decline in the sale value of the underlying collateral, which can vary based on several factors, including commodity type, geographic region, and the degree to which the collateral is single-use or highly improved. Loans to borrowers in certain commodity groups or geographic regions that have had historically higher delinquency rates or credit losses relative to Farmer Mac's overall portfolio may present a higher risk of delinquency or credit losses in future periods. For example, as of December 31, 2016, loans to borrowers in the permanent plantings and part-time farm categories comprised a combined 22.2 percent of the Farm & Ranch portfolio, but delinquencies in these combined categories comprised 30.9 percent of the aggregate delinquencies for all commodity categories. Also, the degree to which the collateral for a commodity group is single-use or highly improved, such as for permanent plantings, agricultural storage or processing facilities, or certain livestock facilities, may be a significant determinant of the probability of ultimate losses on a given loan because producers requiring such highly improved collateral are less able to adapt their operations or switch commodity groups when faced with adverse conditions. For example, as of December 31, 2016, loans to borrowers in the Agricultural Storage and Processing category (including ethanol facilities) comprised 0.8 percent of the Farm & Ranch portfolio, but cumulative net credit losses for this category comprised 45.3 percent of the cumulative net credit losses for all categories. Widespread deterioration in collateral values, resulting in the undercollateralization of the related loans, could have a material adverse effect on Farmer Mac's financial condition, results of operations, liquidity, or capital levels.

In the Rural Utilities line of business, eligible utilities operations include the distribution of electricity, the generation and transmission of electricity, and telecommunications.  Repayment of eligible loans in this line of business could be affected by several factors. Although each type of utilities operation has different inherent risks associated with it, all of them could be potentially affected by changes in public and regulatory policies.  In addition, business cash flows can be disrupted as a result of storms, though distribution cooperatives have in place cost-sharing arrangements with providers in other regions that mitigate this exposure.  Historically, natural disasters have often resulted in disaster area declarations and financial aid to utilities providers through the Federal Emergency Management Agency and other conduits, although there can be no assurance that any such aid would be available in the event of any future natural disaster.  Electrical distribution and generation cooperatives can also be adversely affected by changes in fuel costs and prices received from consumers, as well as by contractual power obligations that do not match up with supply or demand.  In the event that Farmer Mac purchases telecommunications loans in the future, the depth and pace of technological change in the telecommunications industry can also provide significant challenges, as the industry requires heavy capital investment and correct judgments about the sustainability of new technologies in an area with many competitors. If any of the factors described above negatively impacts the cash flows or financial condition of utilities operations that are borrowers on loans in Farmer Mac's portfolio, Farmer Mac's financial condition, results of operations, liquidity, or capital levels could be adversely affected.

Farmer Mac Guaranteed Securities and LTSPCs expose Farmer Mac to significant contingent liabilities, and Farmer Mac's ability to fulfill its obligations under its guarantees and LTSPCs may be limited.

Farmer Mac's guarantee and purchase commitment obligations to third parties, including Farmer Mac Guaranteed Securities and LTSPCs, are obligations of Farmer Mac only and are not backed by the full faith and credit of the United States, FCA, or any other agency or instrumentality of the United States other than Farmer Mac. As of December 31, 2016, Farmer Mac had $4.9 billion of contingent liabilities related to Farmer Mac Guaranteed Securities and LTSPCs issued to third parties, which represents Farmer Mac's exposure if all loans underlying these guarantees and LTSPCs defaulted and Farmer Mac recovered no value from the related collateral. Farmer Mac's principal sources of funds for payments on all of its liabilities, including claims that may arise under its guarantees and LTSPCs, are the liquid assets held by Farmer Mac (including cash and cash equivalents), guarantee and commitment fees, interest payments on assets held by Farmer Mac, loan repayments, repayment of principal amounts due upon maturity of AgVantage securities, and proceeds from the issuance of debt securities.  If all of the loans underlying Farmer Mac's guarantees and LTSPCs defaulted and Farmer Mac recovered no value from the related collateral, the funds for payment on these guarantees and LTSPCs could be substantially less than the aggregate amount of the corresponding liabilities. It is difficult to quantify at any particular point in time the funds that would be available from interest payments, loan repayments, and maturing AgVantage securities for payment on Farmer Mac's guarantees and LTSPCs, and Farmer Mac's ability to issue debt as a source of repayment would be subject to its ability to access the debt markets and market conditions at that time. As of December 31, 2016, Farmer Mac held cash, cash equivalents, and other investment securities with a fair value of $2.8 billion that could be used as a source of funds for payment on its obligations. Although Farmer Mac believes that it remains well-collateralized on the assets underlying its guarantee and purchase commitment obligations to third parties and that the estimated probable losses for these obligations remain low relative to the amount available for payment of claims on these obligations, Farmer Mac's total contingent liabilities for these obligations exceed the amount it may have available for payment of claims on these obligations. See "Management's Discussion and Analysis—Risk Management—Credit Risk – Loans and Guarantees" for more information on Farmer Mac's management of credit risk.

Farmer Mac is exposed to counterparty credit risk on AgVantage securities that could materially and adversely affect its business, operating results, and financial condition.

Farmer Mac is exposed to credit risk from issuers of AgVantage securities. Each AgVantage security is a general obligation of an issuing institution secured by eligible loans in an amount at least equal to the outstanding principal amount of the security and guaranteed by Farmer Mac. Most of Farmer Mac's AgVantage exposure is concentrated in a small number of issuers. Farmer Mac seeks to manage its risk to AgVantage counterparties by reviewing each institution for which Farmer Mac has AgVantage exposure and requiring those institutions to meet Farmer Mac's standards for creditworthiness. In addition, Farmer

Mac requires some level of overcollateralization (currently between 103 percent and 125 percent of the principal amount of the securities issued) and, in some cases, compliance by the counterparty with specified financial covenants for the life of the related AgVantage securities, for AgVantage securities secured by Farm & Ranch loans. As of December 31, 2016, nearly all of the $7.3 billion of AgVantage securities outstanding had been issued by three counterparties. A default by any of these counterparties could have a significant adverse effect on Farmer Mac's business, operating results, and financial condition.

Farmer Mac is exposed to counterparty credit risk on its investment securities that could materially and adversely affect its business, operating results, and financial condition.

Farmer Mac maintains an investment portfolio that can be drawn upon for liquidity needs. In addition to cash and cash equivalents (such as U.S. Treasury securities and short-term money market instruments), this portfolio consists of investment securities, including securities guaranteed by U.S. Government agencies and GSEs, GSE-issued preferred stock, corporate debt obligations, and auction-rate certificates. Though some of these investment securities do not qualify for purposes of calculating liquidity under the regulatory requirements prescribed by FCA, they still may be drawn upon for Farmer Mac's liquidity needs. Farmer Mac regularly reviews concentration limits to ensure that its investments are appropriately diversified and comply with policies approved by Farmer Mac's board of directors and with applicable FCA regulations, but Farmer Mac is still exposed to credit risk from issuers of the investment securities it holds. For example, as of December 31, 2016, Farmer Mac held at fair value, as part of its liquidity investment portfolio, $10.0 million of corporate debt securities, $37.7 million of asset-backed securities principally backed by U.S. Government-guaranteed student loans (including $17.7 million of auction-rate certificates), and $1.0 billion of investment securities guaranteed by GSEs. A default by multiple issuers of investment securities held by Farmer Mac, or by a single issuer of investment securities in which Farmer Mac is more heavily concentrated, could have an adverse effect on Farmer Mac's business, operating results, and financial condition.

Farmer Mac is exposed to swap counterparty credit risk on both its cleared and non-cleared swaps transactions that could materially and adversely affect its business, operating results, and financial condition.

Farmer Mac relies on interest rate swap contracts and hedging arrangements to effectively manage its interest rate risk. Farmer Mac clears a significant portion of its interest rate swaps through a swap clearinghouse through which centrally-cleared derivatives and futures contracts are traded, and posts initial and variation margin to this clearinghouse. These collateral postings expose Farmer Mac to institutional credit risk in the event that either the clearinghouse or the futures commission merchant that Farmer Mac uses to post collateral to the clearinghouse fails to meet its obligations. Conversely, the use of centrally-cleared derivatives mitigates Farmer Mac's credit risk to individual counterparties because clearinghouses assume the credit risk among counterparties in centrally-cleared derivatives transactions. However, if either the clearinghouse or the futures commission merchant that Farmer Mac uses to post collateral to the clearinghouse fails to meet its obligations, Farmer Mac could face challenges in accessing its posted collateral, which could materially and adversely affect its business, operating results, and financial condition.

A portion of Farmer Mac's interest rate swap contracts are not cleared through swap clearinghouses, which creates swap counterparty credit risk on those non-cleared swaps transactions. In managing this risk, Farmer Mac contracts only with counterparties that have investment grade credit ratings, establishes and maintains minimum threshold collateral requirements that are scaled based upon credit ratings (for non-cleared swaps transactions entered into prior to March 2017), and enters into netting agreements. Additionally, new rules that became effective in March 2017 establish zero threshold requirements for the exchange of variation margin between Farmer Mac and its swap dealer counterparties in non-cleared swaps transactions entered into following the effective date. However, failure to perform under a non-cleared derivatives contract by one or more of Farmer Mac's counterparties could disrupt Farmer Mac's hedging operations, particularly if Farmer Mac were entitled to a termination payment under the terms of the contract that it did not receive, or if Farmer Mac were unable to reposition the swap with a new counterparty. Of the $8.1 billion combined notional amount of Farmer Mac's interest rate swaps as of December 31, 2016, $1.2 billion were not cleared through swap clearinghouses. As of December 31, 2016, Farmer Mac's credit exposure to interest rate swap counterparties was $24.5 million excluding netting arrangements and $0.2 million including netting arrangements.

Strategic/Business Risk

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

•	competitive pressures in the purchase of loans eligible for Farmer Mac's lines of business and in the sale of Farmer Mac Guaranteed Securities and debt securities;

•	changes in interest rates that may increase the basis risk of Farmer Mac's hedging instruments, thereby increasing its funding costs; and

•
legislative or regulatory developments or interpretations of Farmer Mac's statutory charter that could adversely affect Farmer Mac or its ability to offer new products, the ability or motivation of certain lenders to participate in Farmer Mac's lines of business or the terms of any such participation, or increase the cost of related corporate activities.

An inability to access the equity and debt capital markets could have a material adverse effect on Farmer Mac's business, operating results, financial condition, liquidity, and capital levels.

Farmer Mac's ability to operate its business, meet its obligations, generate asset volume growth, and fulfill its statutory mission depends on Farmer Mac's capacity to remain adequately capitalized through the issuance of equity securities and to issue substantial amounts of debt frequently and at favorable rates.  The issuance of equity and debt securities in the U.S. financial markets are the primary sources of Farmer Mac's capitalization and funding for Farmer Mac's purchases of eligible loan assets and liquidity investment assets and for repaying or refinancing existing debt.  Moreover, one of the primary sources of Farmer Mac's revenue is the net interest income earned from the difference, or "spread," between the return received on assets held and the related borrowing costs.  Farmer Mac's ability to obtain funds through the issuance of equity and debt securities, at favorable rates and terms, depends on many factors, including:

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

Continued growth in Farmer Mac's business and future profitability may be constrained by conditions that limit the need or ability for lenders to obtain the benefits of the secondary market provided by Farmer Mac, including, but not limited to:

•	reduced growth rates in the agricultural mortgage market caused by prevailing conditions in the overall economy;

•	an increase in capital levels or the availability of other sources of capital for customers of Farmer Mac;

•	acceptance by Federal Home Loan Banks of agricultural real estate mortgage loans as collateral;

•	the extent to which many agricultural lending institutions retain loans in their portfolios rather than sell them into the secondary market;

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

As of December 31, 2016, Farmer Mac had $7.3 billion of AgVantage securities outstanding, of which $1.6 billion and $1.7 billion will be maturing in 2017 and 2018, respectively. The terms of most AgVantage securities do not require the periodic payment of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due. If the issuer of a maturing AgVantage security defaults and does not pay the outstanding principal amount due upon maturity, Farmer Mac's liquidity position could be negatively affected because Farmer Mac will be required to obtain funds in a significant amount to pay the holder of the AgVantage security or, for

AgVantage securities owned by Farmer Mac, to pay off the debt securities used to fund the purchase of the AgVantage securities. Farmer Mac's income could also be adversely affected if the issuer of a maturing AgVantage security does not issue new AgVantage securities to replace the maturing securities and Farmer Mac does not find alternate sources of business, or if the net interest margin earned by Farmer Mac on new AgVantage securities that replace maturing AgVantage securities is lower than the margin earned on the maturing AgVantage securities.

The loss of business from key business partners or customers could adversely affect Farmer Mac's business and result in a decrease in its revenues and profits.

Farmer Mac's business and ability to generate revenues and profits largely depends on its ability to purchase eligible loans or place eligible loans under guarantees or LTSPCs. Farmer Mac conducts a significant portion of its business with a small number of business partners. This results in vulnerability as existing assets pay down or mature and the status and needs of Farmer Mac's business partners evolve. In 2016, ten institutions generated approximately 59 percent of loan purchase volume in the Farm & Ranch line of business. As of December 31, 2016, approximately 95.3 percent of the $7.3 billion outstanding principal amount of AgVantage securities were issued by three institutions. Transactions with CFC have represented 100 percent of business volume under Farmer Mac's Rural Utilities line of business since its inception in 2008. Farmer Mac's ability to maintain the current relationships with its business partners or customers and the business generated by those business partners or customers is significant to Farmer Mac's business. Consequently, the loss of business from any one of Farmer Mac's key business partners could negatively impact Farmer Mac's revenues and profitability. Furthermore, Farmer Mac may not be able to replace the loss of business of a key business partner or customer with alternate sources of business due to limitations on the types of assets eligible for the secondary market provided by Farmer Mac under its charter, which could adversely affect Farmer Mac's business and result in a decrease in its revenues and profits.

Farmer Mac's efforts to balance fulfilling its Congressional mission with providing a return to its stockholders may result in business transactions that involve lower returns or higher risk, which could adversely affect its business, operating results, or financial condition.

Congress created Farmer Mac to provide for a secondary market for agricultural mortgage loans, loans to rural utilities cooperatives, and the guaranteed portions of USDA-guaranteed loans. In pursuing this mission, Farmer Mac's secondary market activities are designed to:

•	increase the availability of credit to rural borrowers at stable interest rates;

•	provide greater liquidity and lending capacity in extending credit to rural borrowers; and

•	provide an arrangement for new lending by facilitating capital market investments in funding for rural borrowers, including funds at fixed rates of interest.

Although Farmer Mac strives to undertake its mission-related activities in a manner consistent with providing a positive return to Farmer Mac's stockholders, it is possible that these activities may contribute to a lower return to stockholders than if Farmer Mac's sole purpose were to maximize stockholder value. In addition, it is possible that the entities that regulate Farmer Mac could seek to alter Farmer Mac's mission-related activities in the future or place limits on its investments that provide liquidity for Farmer Mac's mission-related activities. If this were to happen, and Farmer Mac were required to undertake activities involving greater risk to satisfy its Congressional mission or that generate lower returns, Farmer Mac's business, operating results, or financial condition could be adversely affected.

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

Many holders of Farmer Mac's voting common stock are rural lenders that may compete directly with each other. At times, some of these voting stockholders may also view Farmer Mac as an indirect competitor because Farmer Mac's secondary market activities often provide attractive funding and effective risk management tools that help many lenders compete in the origination of eligible rural loans. As long as Farmer Mac's Class A and Class B voting common stock is highly concentrated in a small number of institutions, there is the potential that these institutions will seek to influence Farmer Mac's business, strategy, or board composition in a way that may not be in the best interests of either Farmer Mac or all other stockholders. Furthermore, the interests of the holders of Farmer Mac's Class A and Class B voting common stock may not be fully aligned with each other or the interests of Farmer Mac's Class C non-voting common stockholders, and this could lead to a strategy that is not in the best interests of Farmer Mac or all of its stockholders. The holders of Farmer Mac's Class A voting common stock and the holders of Farmer Mac's Class B voting common stock each have the right to elect one third of the membership of Farmer Mac's board of directors. Accordingly, each of these stockholder classes has the potential to significantly influence Farmer Mac's business and strategy in a manner that may not be in the best interests of all stockholders.

Operational Risk

The inadequacy or failure of Farmer Mac's operational systems, internal controls or processes, or infrastructure could have a material adverse effect on Farmer Mac's business, liquidity, operating results, reputation, or financial condition.

Farmer Mac is exposed to operational risk due to the complex nature of its business operations and the processes and systems used to fulfill its Congressional mission, maintain operational efficiency and technological relevance, and comply with regulatory requirements. Operational risk refers to the risk of loss to Farmer Mac or damage to its reputation resulting from inadequate or failed internal processes, personnel, or systems or from external events, including a disruption involving physical site access, cyber incidents, catastrophic events, natural disasters, terrorist activities, or disease pandemics.

Inadequacies or failures in Farmer Mac's internal processes, personnel, or systems could lead to a significant disruption in its business operations, financial and economic loss, errors in its financial statements, impairment of its liquidity, liability or service interruptions to its customers, increased regulatory or legislative scrutiny, or reputational damage. Farmer Mac's financial, accounting, data processing, or other operating systems may fail to operate as intended or become temporarily unavailable as a result of events that are wholly or partially beyond Farmer Mac's control, which could adversely affect Farmer Mac's ability to conduct its business in the ordinary course. Farmer Mac relies upon business processes that largely depend on people, technology, and the use of complex systems and models to manage its business, process a high volume of daily transactions, and generate the records upon which its financial statements are based. This heightened reliance increases the risk that Farmer Mac may be exposed to financial, reputational, or other losses as a result of errors or inherent design flaws in its processes or systems or the failed execution of these processes or systems. As Farmer Mac continues to enhance its technological capabilities and organizational structure, additional operational risks may arise in the implementation of these endeavors. Additionally, Farmer Mac's business relies on its ability to process, evaluate, and interpret significant amounts of information, much of which is provided by third parties, and that information may not be correct or Farmer Mac may fail to interpret it appropriately. Furthermore, the internal controls and processes Farmer Mac has in place designed to detect and prevent fraud may not be effective or successful.

Most of Farmer Mac's critical business operations and activities are conducted in its main office located in Washington, D.C., and this concentration of Farmer Mac's personnel, technology, and facilities increases Farmer Mac's risk of financial or other loss. Though Farmer Mac routinely reviews and updates its business continuity and disaster recovery plans, these plans may not be sufficient to mitigate all potential business continuity risks, as Farmer Mac's recovery capabilities could be overwhelmed by a disruption in its infrastructure or a catastrophic event such as a natural disaster, terrorist attack, extreme weather event, or disease pandemic. If Farmer Mac is not able to resume any business operations or its employees are unable to communicate with each other as a result of any of these events, Farmer Mac may not be able to successfully implement its continuity and disaster recovery plans, which could have a material adverse effect on Farmer Mac's business, liquidity, operating results, reputation, or financial condition.

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

Farmer Mac relies heavily on information systems, including from third parties, to conduct and manage its business operations.  These information systems encompass an integrated set of hardware, software, infrastructure, and trained personnel organized to facilitate the planning, control, coordination, and decision-making processes occurring within Farmer Mac. As Farmer Mac's reliance on information systems has increased, so have the risks posed to its systems, including the effect of events that would threaten the confidentiality, integrity, or availability of Farmer Mac's information resources, known as cyber incidents. Farmer Mac has undertaken preventive measures and devotes significant resources to regularly audit, upgrade, and maintain its information systems and cyber security program consistent with industry best practices. Specifically, Farmer Mac's cyber security program routinely assesses Farmer Mac's cyber security risk profile and seeks to ensure there are sufficient measures and safeguards in place to mitigate the risks identified. However, Farmer Mac may not be able to prevent, address on a timely and adequate basis, or fully mitigate the negative effects associated with a successful cyber-attack on Farmer Mac's or its third-party information systems, which could adversely affect Farmer Mac's business, operating results, reputation, or financial condition. In addition, because the methods used to launch cyber-attacks change frequently or, in some cases, are not recognized until launched, Farmer Mac may be unable to implement effective preventive measures or proactively address these methods until they are discovered. A failure or interruption in any of Farmer Mac's information systems could result in a disruption or malfunction of its operations, which could adversely affect Farmer Mac's ability to conduct business with its lenders, loan servicers, service providers, or other counterparties, result in financial loss, or cause damage to Farmer Mac's reputation.

The secure transmission, processing, and storage of Farmer Mac's confidential, proprietary, and other information assets through Farmer Mac's or its third party information systems is instrumental to Farmer Mac's operations. Any action that results in unauthorized access to Farmer Mac's information systems by third parties, including through viruses, malware, cyber-attacks, or other information system breaches, could disrupt Farmer Mac's operations, corrupt its data, or result in the misappropriation, unauthorized release, loss, or destruction of the confidential, proprietary, or other information assets of its lenders, loan servicers, service providers, or other counterparties. Similar to many other financial institutions, Farmer Mac faces regular attempts by third parties to gain unauthorized access to its information systems. If unauthorized access to Farmer Mac's information systems occurs or sensitive information is obtained, this could cause Farmer Mac to experience prolonged operational interruption, damage to its reputation, material loss of business, legal liability, or increased costs from private data exposure, which could adversely affect Farmer Mac's business, operating results, reputation, or financial condition.

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

Farmer Mac relies on third-party vendors, including loan servicers, information systems providers, software-as-a-service (SaaS) providers, cloud computing service providers, and other service providers, to perform various functions for Farmer Mac. In the course of these activities, these vendors collect and have access to a variety of confidential or proprietary information, including, among others, sensitive financial information, information presented to Farmer Mac's board of directors, information provided to Farmer Mac's regulators, information about the lenders that participate in Farmer Mac's lines of business, and personal financial information about the borrowers with loans included in one of Farmer Mac's lines of business. Any unauthorized access to a vendor's information systems by third parties, including through viruses, malware, cyber-attacks, or other information system breaches, could result in the misappropriation and unauthorized release of the confidential or proprietary information entrusted to Farmer Mac. Also, any vendor's employees or agents that have access to confidential or proprietary information could inadvertently disseminate the information to unauthorized third parties. Any unauthorized access to or dissemination of confidential or proprietary information could result in liability for Farmer Mac or damage Farmer Mac's reputation, either of which could have a negative effect on Farmer Mac's business, operating results, or financial condition.

If Farmer Mac's management of risk associated with its loan assets and investment securities based on model assumptions and output is not effective, its business, operating results, financial condition, or capital levels could be materially adversely affected.

Farmer Mac continually develops and adapts profitability and risk management models to adequately address a wide range of possible market developments. Farmer Mac's techniques and strategies may not be effective in mitigating its risk exposure in all economic market environments or against all types of risk, including risks that Farmer Mac fails to identify or anticipate.  Some of Farmer Mac's qualitative tools and metrics for managing risk are based upon its use of observed historical market behavior.  Farmer Mac applies statistical and other tools to these observations to quantify its risks.  These tools and metrics may fail to predict future or unanticipated risk.  Such failures could, for example, arise from factors Farmer Mac did not anticipate or correctly evaluate in its models.  In addition, Farmer Mac's quantified modeling does not take into account all risks.  Farmer Mac's more qualitative approach to managing those risks not accounted for in its quantitative models could prove insufficient, exposing it to material unanticipated losses.  The inability of Farmer Mac to effectively identify and manage the risks inherent in its business could have a material adverse effect on its business, operating results, financial condition, or capital levels.

Market Risk

Farmer Mac is exposed to interest rate risk that could materially and adversely affect its business, operating results, or financial condition.

Farmer Mac is subject to interest rate risk due to the possible timing differences in the cash flows of the assets it holds and related liabilities. Farmer Mac's primary strategy for managing interest rate risk is to fund asset purchases with liabilities that have similar duration and cash flow characteristics so that they will perform similarly as interest rates change. Through Farmer Mac's issuances of debt securities in the form of discount notes and medium-term notes coupled with interest rate swap contracts that adjust the characteristics of the debt issued, Farmer Mac seeks to match its liabilities closely with the cash flow and duration characteristics of its loans and other assets. However, the ability of borrowers to prepay their loans prior to the scheduled maturities increases the risk of asset and liability cash flow mismatches. In a changing interest rate environment, these cash flow mismatches could reduce Farmer Mac's earnings if assets repay sooner than expected and the resulting cash flows must be reinvested in lower-yielding investments, particularly if Farmer Mac's related funding costs cannot be correspondingly repaid. In addition, if assets repay more slowly than anticipated and the associated debt issued to fund the assets must be reissued at a higher yield, Farmer Mac's earnings could be adversely affected. As of December 31, 2016, of all the outstanding business volume held on Farmer Mac's balance sheet, $5.3 billion had a fixed interest rate and $7.2 billion had an adjustable interest rate.

Farmer Mac is also subject to another type of interest rate risk due to changes in its cost of funds relative to floating rate market indexes (such as LIBOR) on some of the floating rate assets it holds, which is referred to as "basis risk." Some of Farmer Mac's floating rate assets reset on rate adjustment dates on the basis of a floating rate market index, whereas the related debt that Farmer Mac issued to fund those assets until their maturities may be refinanced on the basis of Farmer Mac's cost of funds at a particular time. Basis risk arises from the potential variability between the rates at which those floating rate assets reset and the rates at which Farmer Mac can issue or refinance debt to fund those assets until their maturities. Farmer Mac is also subject to basis risk on some of its fixed rate assets as a result of its use of pay-fixed interest rate swaps, combined with a series of discount note or medium-term note issuances, as an alternative source of effectively fixed rate funding. This risk arises because the rates at which Farmer Mac refinances its funding for some fixed rate assets through the issuance of discount notes or medium-term notes may vary from the agreed-upon rates based on the floating rate market index received by Farmer Mac on the associated swaps. If the rates on Farmer Mac’s discount notes or medium-term notes deteriorate relative to LIBOR during the time between when its indexed floating rate assets were first funded and when Farmer Mac refinances the associated debt or in cases when Farmer Mac uses pay-fixed swaps to fund its fixed rate assets, Farmer Mac is exposed to a commensurate reduction in its net effective spread. Conversely, if the rates on Farmer Mac’s discount notes or medium-term notes improve relative to LIBOR during that time or in cases when Farmer Mac uses pay-fixed swaps to fund its fixed rate assets, Farmer Mac would benefit from a commensurate increase in its net effective spread. Although Farmer Mac seeks to issue debt of sufficient maturity to reduce the frequency of required refinancing of that debt over the life of the associated asset, it may not be able to successfully do so, which could adversely impact its business, operating results, and financial condition. As of December 31, 2016, Farmer Mac held

$6.4 billion of floating-rate assets in its lines of business and its liquidity investment portfolio that reset on the basis of floating rate market indexes, primarily one-month and three-month LIBOR. As of the same date, Farmer Mac also had $2.3 billion of interest rate swaps outstanding where Farmer Mac pays a fixed rate of interest and receives a floating rate of interest.

Changes in interest rates relative to Farmer Mac's management of interest rate risk through derivatives may cause volatility in financial results and capital levels and may adversely affect net income.

Farmer Mac enters into financial derivatives transactions to hedge interest rate risks inherent in its business and measures its financial derivatives at fair value. Although Farmer Mac's financial derivatives provide effective economic hedges of interest rate risk, changes in the fair values of financial derivatives can cause volatility in net income and in capital, particularly if those financial derivatives are not designated in hedge accounting relationships or if there is any ineffectiveness in a hedge accounting relationship. As interest rates increase or decrease, the fair values of Farmer Mac's derivatives change based on the position Farmer Mac holds relative to the specific characteristics of the derivative. Farmer Mac's core capital that is available to meet its statutory minimum capital requirement can be affected by changes in the fair values of financial derivatives, as noted above. Adverse changes in the fair values of Farmer Mac's financial derivatives that are not designated in hedge accounting relationships and any hedge ineffectiveness that results in a loss would reduce the amount of core capital available to meet this requirement, which could result in regulatory enforcement action against Farmer Mac if it were unable to meet the requirement. In 2016 and 2015, Farmer Mac recorded unrealized gains of $8.6 million and $1.9 million, respectively, from changes in the fair values of its financial derivatives as a result of movements in interest rates during those years.

Changes in interest rates as well as certain credit events may trigger collateralization requirements for Farmer Mac under its derivatives contracts, which could adversely affect Farmer Mac's liquidity position or operating results.

Farmer Mac uses derivatives contracts to help manage its interest rate risk. Changes in interest rates have required, and in the future may require, Farmer Mac to post cash or investment securities to its derivative counterparties to reflect the changes in fair market values of Farmer Mac's derivatives as a result of the changes in interest rates. For example, as of December 31, 2016, Farmer Mac posted $1.0 million of cash and $24.6 million of investment securities as collateral for its derivatives in net liability positions. If changes in interest rates were to result in a significant decrease in the fair value of Farmer Mac's derivatives, Farmer Mac would be required to post a significant amount of cash, cash equivalents, or investment securities, possibly within a short period of time, to satisfy its obligations under its derivatives contracts. For cleared swaps transactions, Farmer Mac is required to fully collateralize its derivatives positions without any minimum threshold. For non-cleared swaps transactions entered into prior to March 2017, Farmer Mac's derivatives contracts contain provisions establishing minimum threshold collateral amounts, ranging between $15 million and $25 million, below which Farmer Mac is not required to post collateral, though these amounts may be reduced to zero upon the occurrence of specified credit events such as insolvency, receivership, failure to make a payment under the contract when due, or failure to continue as an instrumentality of the United States. Under these contracts, the amount required to be posted would increase if Farmer Mac also experienced a credit event, thereby triggering full collateralization of its derivatives positions without any minimum threshold. Additionally, new rules that became effective in March 2017 establish zero threshold requirements for the exchange of variation margin between Farmer Mac and its swap dealer counterparties in non-cleared swaps transactions. As a result of these new rules, as well as the evolving norms of the derivatives industry due to these rules,

Farmer Mac has amended the provisions in its derivatives contracts with swap counterparties to provide for zero thresholds amounts for the exchange of variation margin for non-cleared swaps transactions entered into following the effective date of the rules. Thus, for these non-cleared swaps transactions, Farmer Mac is required to fully collateralize its derivatives positions without any minimum threshold, and therefore, the aggregate amount of collateral that Farmer Mac will be required to post could significantly increase as compared to previous periods. As of December 31, 2016, the amount that would have been required for full collateralization of all of Farmer Mac's derivatives positions given the fair value of Farmer Mac's derivatives at that time was $15.8 million. If the amount of collateral Farmer Mac is required to post significantly increases or Farmer Mac is required to fully collateralize all of its derivatives positions in an adverse interest rate environment, it could have a material adverse effect on Farmer Mac's liquidity position or operating results.

Financial Risk

Incorrect estimates and assumptions by management in preparing financial statements could adversely affect Farmer Mac's business, operating results, reported assets and liabilities, financial condition, reputation, or capital levels.

Incorrect estimates and assumptions by management in connection with the preparation of Farmer Mac's consolidated financial statements could adversely affect the reported amounts of assets and liabilities and the reported amounts of income and expenses. The preparation of Farmer Mac's consolidated financial statements requires management to make certain critical accounting estimates and assumptions that could affect the reported amounts of assets and liabilities and the reported amounts of income and expense during the reporting periods. For example, as of December 31, 2016, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $4.9 billion whose fair values were estimated by management in the absence of readily determinable fair values (in other words, level 3). These financial instruments measured as level 3 represented 31 percent of total assets and 65 percent of financial instruments measured at fair value as of December 31, 2016. Further information regarding fair value measurement is included in "Management's Discussion and Analysis—Critical Accounting Policies—Fair Value Measurement." If management makes incorrect assumptions or estimates, Farmer Mac may understate or overstate reported financial results, which could materially and adversely affect Farmer Mac's business, operating results, reported assets and liabilities, financial condition, reputation, or capital levels.

Changes in the value or composition of Farmer Mac's investment securities could adversely affect Farmer Mac's business, operating results, financial condition, or capital levels.

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

Farmer Mac relies on market observations to determine the fair value of its investment securities, although the market data Farmer Mac relies upon may not reflect the actual sale conditions that Farmer Mac would face when selling its investment securities. For example, the market value of auction-rate certificates held by Farmer Mac depends in large part on the amounts and timing of the expected cash flows on these securities, which may be highly uncertain. Therefore, a change in the amounts or timing of cash flows could materially alter the market price of those securities. Subsequent valuations of these and other investment securities, in light of factors then prevailing, may result in significant changes in the value of Farmer Mac's investment securities. For example, the current market values for the auction-rate certificates and GSE subordinated debt held by Farmer Mac are below their amortized cost due to widening credit spreads after purchase. As of December 31, 2016, the fair values of Farmer Mac's auction-rate certificates and GSE subordinated debt were $17.7 million and $67.0 million, respectively, compared to Farmer Mac's amortized cost of $19.7 million and $70.0 million, respectively, for each of these classes of investment securities.

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

If Farmer Mac decides to sell securities in its investment portfolio, the price ultimately realized will depend on the demand and liquidity in the market at the time of sale. Farmer Mac's inability to sell the securities in its investment portfolio at or above their estimated fair values could adversely affect Farmer Mac's business, operating results, financial condition, or capital levels.

The trading price for Farmer Mac's Class C non-voting common stock may be volatile due to market influences, trading volume, or the effects of equity awards for Farmer Mac's officers, directors, and employees.

The trading price of Farmer Mac's Class C non-voting common stock has at times experienced substantial price volatility and may continue to be volatile. For example, from January 2016 to December 2016, the closing price of the stock ranged from $26.36 per share to $58.72 per share. The trading price may fluctuate in response to various factors, including short sales, hedging, the presence or absence of a share repurchase program, or stock market influences in general that are unrelated to Farmer Mac's operating performance. In September 2015, Farmer Mac implemented a share repurchase program under which it is authorized to repurchase up to $25 million of its Class C non-voting common stock until September 2017. As of December 31, 2016, approximately $5.4 million of this authorization remained. In addition, as a component of compensation for officers, directors, and employees, Farmer Mac typically grants equity awards each year that are based on the Class C non-voting common stock, including stock appreciation rights and restricted stock that vest over time or upon the achievement of specified performance goals. Sales of stock acquired upon vesting or the exercise of equity awards by Farmer Mac's officers, directors, or employees, whether pursuant to an established trading plan or otherwise, could adversely affect the trading price of Farmer Mac's Class C non-voting common stock. These factors may be exacerbated during periods of low trading volume for Farmer Mac's Class C non-voting common stock, which averaged approximately 66,000 shares daily during 2016, and may have a prolonged negative effect on its trading price or increase price volatility.

Regulatory/Compliance Risk

Farmer Mac and many of its business partners are subject to comprehensive government regulation, and changes to the laws and regulations to which Farmer Mac or its business partners are subject could adversely affect Farmer Mac's business, operating results, reputation, or financial condition.

Farmer Mac was established under a statutory charter that is subject to amendment by the U.S. Congress at any time and is regulated by various government agencies, including the FCA and the SEC. As a result, Farmer Mac is exposed to the risk of legal or regulatory penalties, material financial loss, including fines, judgments, damages, and/or settlements, or of loss of reputation, if it fails to comply with applicable laws, regulations, or rules, as well as self-regulatory organization standards and codes of conduct, applicable to its business activities. Any future legislative action or regulatory action affecting Farmer Mac's statutory charter or its business activities, and any required changes to Farmer Mac's business or operations resulting from such actions, could result in a financial loss for Farmer Mac or otherwise reduce its profitability, impose additional compliance and other costs on Farmer Mac, limit the products offered by Farmer Mac or its ability to pursue business opportunities in which it might otherwise consider engaging, curtail business activities in which it is currently engaged, affect the value of assets that Farmer Mac holds, or otherwise adversely affect Farmer Mac's business, results of operations, reputation, or financial condition.

Significant new legislation and regulations affecting the financial services industry, in which most of Farmer Mac's business partners and customers operate, have been enacted or proposed in the past several years. Specifically, to the extent that these or future legislative or regulatory actions affect the activities of banks, insurance companies, other rural lenders, derivatives counterparties, clearinghouses, securities dealers, or other regulated entities that constitute a large portion of Farmer Mac's business counterparties or customers, Farmer Mac could experience reduced customer demand or profitability, increased compliance costs, disadvantageous business terms in its dealings with counterparties, and unfavorable changes to its business practices or activities. As a result, Farmer Mac's business, operating results, reputation, or financial condition could be adversely affected.

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

Farmer Mac is required by statute and regulation to maintain certain capital levels.  Any inability by Farmer Mac to meet these capital requirements could result in supervisory measures by FCA, adversely affect Farmer Mac's ability to declare dividends on its common and preferred stock, or otherwise materially and adversely affect Farmer Mac's business, operating results, or financial condition.  In addition, as required by an FCA regulation on capital planning, Farmer Mac has adopted a policy to maintain a sufficient level of Tier 1 capital and to impose restrictions on paying Tier 1-eligible dividends in the event that Tier 1 capital falls below specified thresholds. For more information on Farmer Mac's capital requirements, including the Tier 1 capital requirement, see "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards." Factors that could adversely affect the adequacy of Farmer Mac's capital levels in the future, and which may be beyond Farmer Mac's control, include:

•	the potential for any credit losses or other-than-temporary impairment charges;

•	adverse changes in interest rates or credit spreads;

•	the potential need to increase the level of the allowance for losses on eligible loan assets in the future;

•	legislative or regulatory actions that increase Farmer Mac's applicable capital requirements; and

•	changes in U.S. generally accepted accounting principles.

Political Risk

Farmer Mac is a GSE that may be materially and adversely affected by legislative or political developments that may affect the ongoing operations or continued existence of GSEs.

Farmer Mac is a GSE that is governed by a statutory charter, which is subject to amendment by the U.S. Congress at any time, and regulated by government agencies, including the FCA and the SEC. Although Farmer Mac is not aware of any pending legislative proposals that would adversely affect either the manner in which Farmer Mac conducts its business or the status of Farmer Mac as a GSE at this time, Farmer Mac's ability to effectively conduct its business is subject to risks and uncertainties related to legislative or political developments that may affect the status or operations of GSEs generally. From time to time, legislative initiatives may be commenced that, if successful, could result in the enactment of legislation or the promulgation of regulations that could negatively affect the status of Farmer Mac as a GSE or the manner in which Farmer Mac operates. Farmer Mac cannot predict whether any legislative proposals related to the housing GSEs would also address the continued GSE status of Farmer Mac or modify the current operating structure or authorities of Farmer Mac in any material way. Implementation of any such proposal could have a material and adverse effect on Farmer Mac's business, operating results, financial condition, or capital levels. See "Business—Government Regulation of Farmer Mac" for additional discussion on the rules and regulations governing Farmer Mac's activities.

Human Capital Risk

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

Any of the risks described in this section could materially and adversely affect Farmer Mac's business, operating results, financial condition, reputation, capital levels, and future earnings.  For additional discussion about Farmer Mac's risk management, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management" in Item 7 of this Annual Report on Form 10-K.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Farmer Mac maintains its principal office at 1999 K Street, N.W., 4th Floor, Washington, D.C. 20006, under the terms of a sublease that began on October 1, 2011 and ends on August 30, 2024. Farmer Mac also maintains the following additional office locations: (1) 5408 N.W. 88th Street, Suite 120, Johnston, Iowa 50131, under the terms of a lease that began on July 1, 2013 and ends on June 30, 2018; (2) 5200 N. Palm Avenue, Suite 306, Fresno, California 93704, under the terms of a lease that began on January 1, 2017 and ends on February 29, 2020; and (3) 1065 E. Winding Creek, Suite 200, Eagle, Idaho 83616, under the terms of a lease that began on October 1, 2016 and ends on November 30, 2019. Farmer Mac's offices are suitable and adequate for its current and currently anticipated needs.

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

As of March 1, 2017, there were 966 registered owners of the Class A voting common stock, 77 registered owners of the Class B voting common stock, and 901 registered owners of the Class C non-voting common stock.

The information below represents the high and low closing sales prices for shares of both the Class A and Class C common stock for the periods indicated below, as reported by the New York Stock Exchange:

	Sales Prices
	Class A Stock		Class C Stock
	High	Low	High	Low
	(per share)
2017
First quarter (through March 1, 2017)	$65.96	$54.51	$59.53	$55.05
2016
Fourth quarter	$62.00	$43.48	$58.72	$39.72
Third quarter	52.38	36.60	42.32	33.95
Second quarter	41.61	34.99	43.50	32.62
First quarter	38.00	26.09	40.00	26.36
2015
Fourth quarter	$27.04	$24.75	$32.77	$25.67
Third quarter	27.98	25.50	29.48	22.41
Second quarter	29.20	23.43	33.01	29.06
First quarter	28.25	19.64	32.80	26.43

The dividend rights of all three classes of Farmer Mac's common stock are the same, and dividends may be paid on common stock only when, as, and if declared by Farmer Mac's board of directors in its sole discretion, subject to compliance with applicable capital requirements and payment of dividends on any outstanding preferred stock.  On February 5, 2015, Farmer Mac's board of directors declared a quarterly dividend of $0.16 per share on Farmer Mac's common stock payable for first quarter 2015. That dividend rate was paid quarterly through fourth quarter 2015. On March 2, 2016, Farmer Mac's board of directors declared a quarterly dividend of $0.26 per share on Farmer Mac's common stock payable for first quarter 2016. That dividend rate was paid quarterly through fourth quarter 2016. On March 1, 2017, Farmer Mac's board of directors declared a quarterly dividend of $0.36 per share on Farmer Mac's common stock payable on March 31, 2017. See "Business—Finance—Equity Issuance" for more information on Farmer Mac's common stock.

Farmer Mac seeks to provide a competitive return on its common stockholders' investments through the payment of cash dividends while retaining sufficient capital to support future growth in its business and to meet regulatory requirements and metrics established by Farmer Mac's board of directors. Farmer Mac expects to maintain a growing and sustainable common dividend and to target a common dividend payout ratio of its core earnings to common stockholders that is anticipated to grow over time to approximately 30 percent. However, the declaration and payment of future dividends to holders of Farmer Mac's common stock are at the discretion of Farmer Mac's board of directors and depend on many factors, including Farmer Mac's financial condition, actual results of operations and earnings, the capital needs of Farmer Mac's business, regulatory requirements, and other factors that Farmer Mac's board deems relevant. Farmer Mac's ability to pay dividends on its common stock is also subject to the payment of dividends on its outstanding preferred stock.  Also, applicable FCA regulations require Farmer Mac to provide FCA with 15 days' advance notice of certain capital distributions. Farmer Mac's ability to declare and pay dividends could be restricted if it were to fail to comply with applicable capital requirements.  See Note 9 to the consolidated financial statements for more information about Farmer Mac's capital position and see "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and

Capital Resources—Capital Requirements" for more information on the capital requirements applicable to Farmer Mac.

Information about securities authorized for issuance under Farmer Mac's equity compensation plans appears under "Equity Compensation Plans" in Farmer Mac's definitive proxy statement to be filed on or about April 3, 2017.  That portion of the definitive proxy statement is incorporated by reference into this Annual Report on Form 10-K.

Farmer Mac is a federally chartered instrumentality of the United States, and its common stock is exempt from registration under Section 3(a)(2) of the Securities Act. One type of transaction related to Farmer Mac's common stock occurred during fourth quarter 2016 that was not registered under the Securities Act and not otherwise reported on a Current Report on Form 8-K:

•
On October 6, 2016, pursuant to Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 440 shares of its Class C non-voting common stock to the three directors who elected to receive such stock in lieu of a portion of their cash retainers.  The number of shares issued to the directors was calculated based on a price of $39.50 per share, which was the closing price of the Class C non-voting common stock on September 30, 2016, the last business day of the third quarter, as reported by the New York Stock Exchange.

Performance Graph.  The following graph compares the performance of Farmer Mac's Class A voting common stock and Class C non-voting common stock with the performance of the New York Stock Exchange Composite Index (the "NYSE Comp") and the Standard & Poor's 500 Diversified Financials Index (the "S&P 500 Div Fin") over the period from December 31, 2011 to December 31, 2016.  The graph assumes that $100 was invested on December 31, 2011 in each of:  Farmer Mac's Class A voting common stock; Farmer Mac's Class C non-voting common stock; the NYSE Comp; and the S&P 500 Div Fin.  The graph also assumes that all dividends were reinvested into the same securities throughout the past five years.  Farmer Mac obtained the information contained in the performance graph from SNL Financial.

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

(b)	Not applicable.

(c)	None.

Item 6.	Selected Financial Data

The selected consolidated financial data presented below is summarized from Farmer Mac's consolidated balance sheet data as of December 31, 2016 and the five-year period then ended, as well as selected results of operations data for the five-year period then ended.  This data should be reviewed in conjunction with the audited consolidated financial statements and related notes and with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.

	As of December 31,
Summary of Financial Condition:	2016	2015	2014	2013	2012
	(dollars in thousands)
Cash and cash equivalents	$265,229	$1,210,084	$1,363,387	$749,313	$785,564
Investment securities	2,515,851	2,775,516	1,939,188	2,484,075	2,499,629
Farmer Mac Guaranteed Securities	6,002,916	5,426,621	5,453,901	5,091,600	4,766,258
USDA Securities	2,029,613	1,917,319	1,771,532	1,612,013	1,590,783
Loans, net	4,507,435	3,962,044	3,520,075	3,193,248	2,729,774
Total assets	15,606,020	15,540,354	14,287,821	13,361,780	12,622,201
Notes payable:
Due within one year	8,440,123	9,111,461	7,353,953	7,338,781	6,567,366
Due after one year	5,222,977	4,967,036	5,471,186	5,001,169	5,034,739
Total liabilities	14,962,373	14,986,634	13,505,992	12,787,311	12,029,239
Stockholders' equity	643,425	553,517	545,801	332,616	351,109
Non-controlling interest(1)	222	203	236,028	241,853	241,853
Capital:
Statutory minimum capital requirement	$466,498	$462,070	$421,328	$398,531	$374,037
Core capital	609,667	564,536	766,296	590,671	518,993
Capital in excess of minimum capital requirement	143,169	102,466	344,968	192,140	144,956
Selected Financial Ratios:
Return on average assets(2)	0.41%	0.32%	0.28%	0.55%	0.36%
Return on average common equity(3)	16.78%	13.83%	12.42%	28.17%	22.21%
Average equity to assets(4)	3.84%	3.69%	3.18%	2.63%	2.71%
Average total equity to assets(5)	3.84%	4.48%	4.91%	4.49%	4.68%
Tier 1 capital ratio(6)	12.7%	10.5%	11.3%	6.7%	5.1%

(1)
On May 14, 2014, Farmer Mac purchased $6.0 million of FALConS from certain holders. On March 30, 2015, Farmer Mac II LLC redeemed all of the outstanding shares of Farmer Mac II LLC Preferred Stock which, in turn, triggered the redemption of all of the outstanding FALConS on that same day. The remaining balance relates to AgVisory, the subsidiary whose principal activity is to appraise agricultural real estate.

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

(6)
In 2016, Farmer Mac adjusted the calculation of its Tier 1 capital ratio to eliminate certain interest rate risk components of the risk weighting of assets to reflect the fact that Farmer Mac pursues a match-funding approach to funding its assets and therefore does not bear material interest rate risk in its portfolio. These interest rate risk components have not been eliminated in the calculations for the Tier 1 capital ratio for the years ended December 31, 2012 through December 31, 2015. For more information about Farmer Mac's Tier 1 capital ratio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements."

	For the Year Ended December 31,
Summary of Operations:	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Interest Income:
Net interest income after provision for loan losses	$139,209	$123,419	$71,308	$109,934	$128,922
Non-interest income:	—
Guarantee and commitment fees	14,868	14,077	14,694	15,627	14,330
Gains/(losses) on financial derivatives, hedging activities and trading assets	3,771	3,751	16,983	30,945	(19,522)
(Losses)/gains on asset sales and debt repurchases	(9)	9	(238)	3,575	18
Gains/(losses) on the sale of real estate owned	15	(1)	137	1,236	878
Lower of cost or fair value adjustment on loans held for sale	—	—	—	—	(5,943)
Other income	1,823	2,305	1,714	3,057	3,341
Non-interest income/(loss)	20,468	20,141	33,290	54,440	(6,898)
Non-interest expense	40,320	35,482	31,492	33,107	30,908
Income before income taxes	119,357	108,078	73,106	131,267	91,116
Income tax expense	42,057	34,239	2,824	33,752	22,156
Net income	77,300	73,839	70,282	97,515	68,960
Less: Net loss/(income) attributable to non-controlling interest	34	(5,139)	(22,192)	(22,187)	(22,187)
Preferred stock dividends	(13,182)	(13,182)	(9,839)	(3,495)	(2,879)
Loss on retirement of preferred stock	—	(8,147)	—	—	—
Net income attributable to common stockholders	$64,152	$47,371	$38,251	$71,833	$43,894
Allowance for Losses Activity:
Provision for /(release of) losses	$1,002	$208	$(3,166)	$448	$1,875
Net charge-offs	130	3,772	41	4,004	2,501
Ending balance	7,435	6,563	10,127	13,334	16,890
Earnings Per Common Share and Dividends:
Basic earnings per common share	$6.12	$4.33	$3.50	$6.64	$4.19
Diluted earnings per common share	5.97	4.19	3.37	6.41	3.98
Common stock dividends per common share	1.04	0.64	0.56	0.48	0.40

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial information included in this report is consolidated to include the accounts of Farmer Mac and its three subsidiaries – Farmer Mac Mortgage Securities Corporation, Farmer Mac II LLC, and Contour Valuation Services, LLC (which began doing business as AgVisory during first quarter 2016) ("AgVisory"). This discussion and analysis of financial condition and results of operations should be read together with Farmer Mac's consolidated financial statements and the related notes to the consolidated financial statements for the fiscal years ended December 31, 2016, 2015, and 2014.

Overview

Farmer Mac increased its outstanding business volume by $1.5 billion (9.4 percent) to $17.4 billion during 2016. The primary drivers of this increase were (1) net loan growth of $0.6 billion in the Farm & Ranch line of business, (2) net growth in AgVantage securities issued of $0.6 billion in the Institutional Credit line of business, and (3) the addition of $0.4 billion of loans under LTSPCs in the Rural Utilities line of business. Farmer Mac's overall credit quality deteriorated moderately during 2016, as the total allowance for losses and substandard assets as of December 31, 2016 increased in terms of both dollars and percentage of the Farm & Ranch portfolio from their respective 2015 levels, although 90-day delinquencies decreased as of the end of 2016 compared to 2015.

Farmer Mac also increased the quarterly dividend on all three classes of its common stock by 38 percent from $0.26 per share in each quarter of 2016 to $0.36 per share beginning in first quarter 2017. This represents the sixth consecutive year that Farmer Mac has increased its quarterly dividend from the prior year, and Farmer Mac believes that the most recent increase is supported by Farmer Mac's earnings potential and overall capital position.

Farmer Mac completed its cash management and liquidity initiative in fourth quarter 2014 and its capital restructuring initiative in first quarter 2015. The effects of both of these initiatives are explained in the comparisons of financial results between 2016, 2015, and 2014. Both of these initiatives are described in more detail in Farmer Mac's 2014 Annual Report on Form 10-K filed with the SEC on March 16, 2015.

The discussion below of Farmer Mac's financial information includes measures of financial performance that are not presented in accordance with generally accepted accounting principles in the United States ("GAAP"), and these are considered "non-GAAP" measures. For more information about the non-GAAP measures Farmer Mac uses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Measures."

Net Income and Core Earnings

Farmer Mac's net income attributable to common stockholders for 2016 was $64.2 million, compared to $47.4 million and $38.3 million, respectively, for 2015 and 2014.

The $16.8 million increase in net income attributable to common stockholders for 2016 compared to 2015 was driven by an increase of $9.4 million after-tax in net interest income and the effects of unrealized fair value changes on financial derivatives and hedged assets, which was a $8.9 million after-tax gain in 2016 compared to a $7.1 million after-tax gain in 2015. Also contributing to the year-over-year increase was the absence in 2016 of (1) an $8.1 million ($6.2 million after-tax) loss recorded in first quarter 2015 resulting from the write-off of deferred issuance costs upon the redemption of the Farmer Mac II LLC Preferred Stock on March 30, 2015; and (2) $3.5 million after-tax in dividend expense recorded during first quarter 2015 on that preferred stock. The increase was offset in part by a $3.1 million after-tax increase in non-interest expense in 2016 primarily attributable to higher general and administrative ("G&A") expenses, higher compensation and employee benefits expenses, and a decrease in the release of reserve for losses.

The $9.1 million increase in net income attributable to common stockholders for 2015 compared to 2014 was primarily due to the effects of unrealized fair value changes on financial derivatives and hedged assets, which was a $7.1 million after-tax gain in 2015 compared to a $6.5 million after-tax loss in 2014 and an increase in net interest income of $10.5 million after-tax excluding the effects of the cash management and liquidity initiative. The increase was offset in part by the absence in 2015 of the net economic benefit of the cash management and liquidity initiative completed in 2014, which was $11.4 million after netting the related incremental after-tax financing costs over the term of the initiative with the tax benefit recognized in 2014. Also, non-interest expense increased in 2015 by $2.6 million after-tax primarily due to higher compensation and employee benefits expenses and higher G&A expenses.

Farmer Mac's non-GAAP core earnings for 2016 were $53.8 million, compared to $47.0 million in 2015 and $53.0 million in 2014.

The $6.8 million increase in core earnings for 2016 compared to 2015 was primarily attributable to higher total revenues, which included a (1) $3.7 million after-tax increase in net effective spread, (2) $1.3 million after-tax increase in guarantee and commitment fee income, and (3) $0.4 million after-tax decrease in hedging costs. Also contributing to the increase was a $3.5 million after-tax decrease in preferred dividend expense resulting from the redemption of all outstanding shares of Farmer Mac II LLC Preferred Stock in first quarter 2015. The increase in core earnings in 2016 was offset in part by several factors. Credit-related expenses increased $0.5 million after-tax resulting from net provisions to the allowance for losses of $0.6 million after-tax in 2016 compared to net provisions of $0.1 million after-tax in 2015. Operating expenses also increased by $1.8 million after-tax, driven by higher G&A expenses and higher compensation and employee benefits expenses. The $1.3 million after-tax increase in G&A expenses was attributable primarily to higher consulting fees and information services expenses related to corporate strategic initiatives, continued technology and business infrastructure investments, and expenses related to business development efforts. The $0.5 million after-tax increase in compensation and benefits expenses was due primarily to an increase in headcount and employee health insurance costs.

The $6.0 million decrease in core earnings in 2015 compared to 2014 was primarily attributable to: (1) the absence in 2015 of the net economic benefit of the cash management and liquidity initiative completed in 2014, which was $11.4 million after netting the related incremental after-tax financing costs over the term of the initiative with the tax benefit recognized in 2014, and (2) the loss of $5.6 million after-tax in preferred dividend income resulting from the fourth quarter 2014 redemption of $78.5 million of high-yielding preferred stock previously held in Farmer Mac's investment portfolio. Also contributing to the decrease was a $2.6 million after-tax increase in operating expenses primarily due to higher compensation costs resulting from the consolidation of AgVisory (Farmer Mac's appraisal subsidiary) and higher legal fees, consulting fees, and information services expenses related to corporate strategic initiatives. Credit-related expenses increased $2.3 million after-tax primarily due to provisions for losses in 2015 compared to releases from the allowance for losses in 2014. The decrease in core earnings in 2015 compared to 2014 was offset in part by: (1) a $7.7 million after-tax increase in net effective spread resulting from net growth in outstanding business volume, excluding the effect of the October 1, 2014 redemption of Farmer Mac's investment in $78.5 million of high-yielding preferred stock, and (2) a $7.6 million after-tax decrease in preferred dividend expense resulting from the redemption of all outstanding shares of Farmer Mac II LLC Preferred Stock in first quarter 2015. Fair value changes on derivatives and the loss recorded in first quarter 2015 resulting from the write-off of deferred issuance costs upon the redemption of the Farmer Mac II LLC Preferred Stock are excluded from core earnings.

For more information about net income attributable to common stockholders, the composition of core earnings, and a reconciliation of net income attributable to common stockholders to core earnings, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations." For more information about the non-GAAP measures Farmer Mac uses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Measures."

Net Interest Income and Net Effective Spread

Net interest income was $140.3 million for 2016, compared to $125.8 million for 2015 and $70.3 million for 2014. The overall net interest yield was 0.90 percent for 2016, compared to 0.88 percent for 2015 and 0.51 percent for 2014.

The $14.5 million increase in net interest income for 2016 compared to 2015 was due to several factors. One factor was the effect of an increase in short-term interest rates on assets and liabilities indexed to LIBOR due to the Federal Reserve's decision to raise the target range for the federal funds rate in fourth quarter 2015. This effect on net interest income occurred because interest expense used to calculate net interest income does not include all the funding expenses related to these assets, specifically the expense on financial derivatives not designated in hedge accounting relationships. This increase in short-term rates on assets and liabilities indexed to LIBOR did not have a similar effect on net effective spread because net effective spread includes interest expense from all funding related to such assets, including interest expense from financial derivatives not designated in hedge accounting relationships. Another factor contributing to the year-over-year increase in net interest income was an increase in the average outstanding balance of Farm & Ranch loans, USDA Securities, and AgVantage securities. Also contributing to the increase were (1) lower net yield adjustments related to amortization of premiums and discounts on assets consolidated at fair value driven by slower prepayments on those assets and (2) an increase in the net effect of consolidated trusts due to an increase in securitization activity of Farm & Ranch loans during 2016. Farmer Mac earns the difference between the interest income recognized on loans in consolidated trusts and the related interest expense recognized on debt securities of consolidated trusts held by third parties. The increase was offset in part by (1) higher net yield adjustments from amortization of purchase premiums on certain Farm & Ranch loans and (2) a tighter spread on a large AgVantage security that was refinanced in first quarter 2016 at a shorter maturity than the original security.

The $55.5 million increase in net interest income in 2015 compared to 2014 primarily resulted from two items that did not recur in 2015 but were included in net interest income for 2014: (1) the acceleration of amortization of $11.6 million in premiums associated with certain Rural Utilities loans that were refinanced into other loan products in first quarter 2014; and (2) interest expense of $39.4 million associated with securities purchased under agreements to resell and securities sold, not yet purchased (related to Farmer Mac's cash management and liquidity initiative that began in second quarter 2014). The increase in net interest income was also attributable in part to an increase in the average outstanding balance of Farm & Ranch loans, USDA Securities, and AgVantage securities and an increase in the net effect of consolidated trusts due to an increase in securitization activity of Farm & Ranch loans during 2015. The increase in net interest income was partially offset by the loss of $6.5 million in preferred dividend income due to the October 2014 redemption of high-yielding preferred stock previously held in Farmer Mac's investment portfolio.

Net effective spread, a non-GAAP measure, was $125.1 million for 2016, compared to $119.4 million and $113.7 million, respectively, for 2015 and 2014. In percentage terms, net effective spread for 2016 was 0.86 percent, compared to 0.87 percent and 0.91 percent, respectively, in 2015 and 2014. Farmer Mac uses net effective spread as an alternative measure to net interest income because management believes it is a useful metric that accurately reflects the economics of the net spread between all the assets owned by Farmer Mac and all related funding, including any associated derivatives, some of which may not be reflected in net interest income under GAAP. For more information about the non-GAAP measures

Farmer Mac uses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Measures."

For 2016 compared to 2015, the contraction in net effective spread in percentage terms was primarily attributable to (1) a higher average balance in lower-earning investment securities in 2016 compared to 2015, (2) a tighter spread on a large AgVantage security that was refinanced in first quarter 2016 at a shorter maturity than the original security, and (3) higher net yield adjustments from amortization of purchase premiums on certain Farm & Ranch loans in 2016 compared to 2015. This contraction was offset in part by a lower average balance in cash and cash equivalents primarily during the second half of 2016. The year-over-year increase in dollars was attributable to growth in outstanding business volume.

For 2015 compared to 2014, the contraction in net effective spread in percentage terms was attributable to the loss of $6.5 million in preferred dividend income (0.05 percent) from the October 2014 redemption of the high-yielding preferred stock previously held in Farmer Mac's investment portfolio and a higher average balance in cash and cash equivalents intended to increase Farmer Mac's liquidity position, partially offset by a shift towards products earning higher spreads. The year-over-year increase in dollars was attributable to growth in outstanding business volume.

For a reconciliation of net interest income to net effective spread, see Table 7 in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Net Interest Income."

Business Volume

Farmer Mac added $4.4 billion of new business volume during 2016. The new business volume included purchases of $2.1 billion of AgVantage securities, purchases of $966.0 million of newly originated Farm & Ranch loans, Rural Utilities loans added under LTSPCs of $441.4 million, Farm & Ranch loans added under LTSPCs of $399.1 million, purchases of $375.2 million of USDA Securities, issuance of $106.1 million of Farmer Mac Guaranteed USDA Securities, and purchases of Rural Utilities loans of $50.5 million. The new business volume in AgVantage securities included two $500.0 million AgVantage securities which refinanced existing AgVantage securities that matured in first quarter 2016 and third quarter 2016, respectively. Taking into account maturities and paydowns on existing assets, Farmer Mac's outstanding business volume was $17.4 billion as of December 31, 2016, an increase of $1.5 billion from December 31, 2015.

Capital

As of December 31, 2016, Farmer Mac's core capital level was $609.7 million, which was $143.2 million above the minimum capital level required by Farmer Mac's statutory charter.  As of December 31, 2015, Farmer Mac's core capital level was $564.5 million, which was $102.4 million above the minimum capital requirement. The increase in capital in excess of the minimum capital level was due primarily to an increase in retained earnings and a decrease in the amount of cash and cash equivalents needed to manage Farmer Mac's liquidity position in the second half of 2016.

Farmer Mac's board of directors approved a share repurchase program during third quarter 2015 authorizing Farmer Mac to repurchase up to $25 million of its outstanding Class C non-voting common stock through September 2017. Farmer Mac repurchased approximately 307,000 shares during 2016 under this program. As of December 31, 2016, Farmer Mac had repurchased approximately 668,000 shares of Class C non-voting common stock at a cost of approximately $19.6 million under the share repurchase program.

Credit Quality

The credit quality of Farmer Mac's portfolio deteriorated moderately, as the total allowance for losses and substandard assets increased in terms of both dollars and percentage of the Farm & Ranch portfolio from their respective 2015 levels. During 2016, Farmer Mac increased its total allowance for losses by $0.8 million from $6.6 million to $7.4 million, which was primarily attributable to an increase in the general allowance due to overall net volume growth in on-balance sheet Farm & Ranch loans and downgrades in risk ratings for certain loans. As of December 31, 2016, Farmer Mac's substandard assets were $165.2 million (2.7 percent of the Farm & Ranch portfolio), compared to $104.5 million (1.8 percent of the Farm & Ranch portfolio) as of December 31, 2015.

As of December 31, 2016, Farmer Mac's 90-day delinquencies were $21.0 million (0.34 percent of the Farm & Ranch portfolio), compared to $32.1 million (0.56 percent of the Farm & Ranch portfolio) as of December 31, 2015. The decrease in 90-day delinquencies during 2016 primarily related to (1) the workout in January 2016 of two Agricultural Storage and Processing loans that financed one canola facility and (2) the receipt by Farmer Mac of funds in the amount of $5.0 million and $1.0 million, respectively, to pay off two long-standing delinquent timber loans with the same borrower.

For more information about Farmer Mac's credit metrics, including 90-day delinquencies, the total allowance for losses, and substandard assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

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

Allowance for Losses

Farmer Mac maintains an allowance for losses to cover estimated probable losses incurred as of the balance sheet date on loans held for investment ("allowance for loan losses") and loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs ("reserve for losses") based on available information. For purposes of this accounting policy, the allowance for loan losses and the reserve for losses are described collectively as the "allowance for losses" because the estimation methodology is identical for loans that are held for investment and for loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs.  Disaggregation by commodity type is performed, where appropriate, in analyzing the need for an allowance for losses.

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

Further information regarding the allowance for losses is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees" and Note 2(j) to the consolidated financial statements.

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

As of December 31, 2016, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $4.9 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 31 percent of total assets and 65 percent of financial instruments measured at fair value as of December 31, 2016.

See Note 13 to the consolidated financial statements for more information about fair value measurement.

Use of Non-GAAP Measures

In the accompanying analysis of its financial information, Farmer Mac sometimes uses measures of financial performance that are not presented in accordance with GAAP, and these are considered "non-GAAP measures." Specifically, Farmer Mac uses the following non-GAAP measures: "core earnings," "core earnings per share," and "net effective spread." Farmer Mac uses these non-GAAP measures to measure corporate economic performance and develop financial plans because, in management's view, they are useful alternative measures in understanding Farmer Mac's economic performance, transaction economics, and business trends.

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

Core Earnings and Core Earnings Per Share

Core earnings and core earnings per share principally differ from net income attributable to common stockholders and earnings per common share, respectively, by excluding the effects of fair value fluctuations. These fluctuations are not expected to have a cumulative net impact on Farmer Mac's financial condition or results of operations reported in accordance with GAAP if the related financial instruments are held to maturity, as is expected. Among other items, these fair value fluctuations have included unrealized gains or losses on financial derivatives and hedging activities related to the exchange of variation margin between Farmer Mac and its counterparties on both its cleared and non-cleared derivatives portfolios. However, beginning in first quarter 2017, the variation margin amounts exchanged between Farmer Mac and its counterparties on cleared derivatives will be considered as settlement rather than collateral as a result of a change in variation margin rules implemented by the Chicago Mercantile Exchange ("CME"), the central clearinghouse used by Farmer Mac. Specifically, effective January 3, 2017, CME began to deem the exchange of variation margin between derivatives counterparties as a partial settlement of each respective derivative contract rather than as collateral pledged by a counterparty. Accordingly, beginning in first quarter 2017, Farmer Mac will present its cleared derivatives portfolio net of variation margin payments on its consolidated balance sheets and will recognize realized gains or losses as a result of these payments on its consolidated statements of operations. However, Farmer Mac believes that even though these variation margin amounts will be accounted for as realized gains or losses on financial derivatives and hedging activities as a result of the CME rule change, the economic character of these transactions will remain the same as they were before the change. The fair value fluctuations related to the exchange of variation margin, whether considered a partial settlement of or the pledge of collateral under a derivatives contract, are not expected to have a cumulative net impact on Farmer Mac's financial condition or results of operations reported in accordance with GAAP because the related financial instruments are expected to be held to maturity. Therefore, beginning in first quarter 2017, Farmer Mac will exclude the effects of realized gains or losses resulting from the exchange of variation margin on its cleared derivatives portfolio in its calculations of core earnings and core earnings per share to present them on a consistent basis with quarters prior to 2017.

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
Farmer Mac uses interest rate swaps to manage its interest rate risk exposure by synthetically modifying the interest rate reset or maturity characteristics of certain assets and liabilities.  The accrual of the contractual amounts due on interest rate swaps designated in hedge accounting relationships is included as an adjustment to the yield or cost of the hedged item and is included in net interest income. For undesignated financial derivatives, Farmer Mac records the income or expense related to the accrual of the contractual amounts due in "Gains/(losses) on financial derivatives and hedging activities" on the consolidated statements of operations.  However, the accrual of the contractual amounts due for undesignated financial derivatives are included in Farmer Mac's calculation of net effective spread, which is intended to reflect management's view of the net spread between an asset and all of its related funding, including any associated derivatives, whether or not they are in a hedge accounting relationship. For a reconciliation of net interest income and net interest yield to net effective spread, see Table 7 in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Net Interest Income."

Results of Operations

Farmer Mac's net income attributable to common stockholders for 2016 was $64.2 million ($5.97 per diluted common share), compared to $47.4 million ($4.19 per diluted common share) for 2015, and $38.3 million ($3.37 per diluted common share) for 2014. Farmer Mac's non-GAAP core earnings for 2016 were $53.8 million ($5.01 per diluted common share), compared to $47.0 million ($4.15 per diluted common share) for 2015, and $53.0 million ($4.67 per diluted common share) for 2014. For more information about the changes in net income attributable to common stockholders and core earnings, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Net Income and Core Earnings."

A reconciliation of Farmer Mac's net income attributable to common stockholders to core earnings and core earnings per share are presented in the following tables along with a breakdown of the composition of core earnings:

Table 1

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$64,152	$47,371	$38,251
Less reconciling items:
Unrealized gains/(losses) on financial derivatives and hedging activities	13,628	10,924	(9,968)
Unrealized gains on trading securities(1)	1,460	1,220	1,596
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value(2)	(849)	(1,319)	(14,549)
Net effects of settlements on agency forward contracts	1,699	(607)	159
Loss on retirement of Farmer Mac II LLC Preferred Stock(3)	—	(8,147)	—
Income tax effect related to reconciling items	(5,577)	(1,675)	7,966
Sub-total	10,361	396	(14,796)
Core earnings	$53,791	$46,975	$53,047

Composition of Core Earnings:
Revenues:
Net effective spread(4)	$125,102	$119,380	$113,693
Guarantee and commitment fees(5)	19,170	17,155	16,780
Other(6)	515	(806)	(4,216)
Total revenues	144,787	135,729	126,257

Credit related expense/(income) (GAAP):
Provision for losses	1,002	208	(3,166)
REO operating expenses	39	91	110
(Gains)/losses on sale of REO	(15)	1	(137)
Total credit related expense/(income)	1,026	300	(3,193)

Operating expenses (GAAP):
Compensation and employee benefits	22,772	22,047	19,009
General and administrative	15,109	13,111	12,197
Regulatory fees	2,463	2,413	2,381
Total operating expenses	40,344	37,571	33,587

Net earnings	103,417	97,858	95,863
Income tax expense(7)	36,478	32,562	10,785
Net (loss)/income attributable to non-controlling interest (GAAP)	(34)	5,139	22,192
Preferred stock dividends (GAAP)	13,182	13,182	9,839
Core earnings	$53,791	$46,975	$53,047

Core earnings per share:
Basic	$5.13	$4.29	$4.86
Diluted	5.01	4.15	4.67
Weighted-average shares:
Basic	10,477	10,949	10,920
Diluted	10,745	11,309	11,367

(1)	Excludes realized gains related to securities sold, not yet purchased of $37.0 million during 2014.

(2)	Includes $11.6 million related to the acceleration of premium amortization in 2014 due to significant refinancing activity in the Rural Utilities line of business.

(3)	Relates to the write-off of deferred issuance costs as a result of the retirement of Farmer II LLC Preferred Stock.

(4)
Net effective spread is a non-GAAP measure. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Measures—Net Effective Spread" for an explanation of net effective spread. See Table 7 for a reconciliation of net interest income to net effective spread.

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

(7)
Includes the tax impact of non-GAAP reconciling items between net income attributable to common stockholders and core earnings. Income tax expense as reported in the consolidated statements of operations includes the reduction of $13.0 million tax valuation allowance against capital loss carryforwards related to capital gains on securities sold, not yet purchased during 2014 and a reduction in tax valuation allowance of $0.9 million associated with certain gains on investment portfolio assets during 2014.

Table 2

Reconciliation of GAAP Basic Earnings Per Share to Core Earnings Basic Earnings Per Share
	For the Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
GAAP - Basic EPS	$6.12	$4.33	3.50
Less reconciling items:
Unrealized gains/(losses) on financial derivatives and hedging activities	1.30	1.00	(0.92)
Unrealized gains on trading securities	0.14	0.11	0.15
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(0.08)	(0.12)	(1.33)
Net effects of settlements on agency forward contracts	0.16	(0.06)	0.01
Loss on retirement of Farmer Mac II LLC Preferred Stock	—	(0.74)	—
Income tax effect related to reconciling items	(0.53)	(0.15)	0.73
Sub-total	0.99	0.04	(1.36)
Core Earnings - Basic EPS	$5.13	$4.29	$4.86

Shares used in per share calculation (GAAP and Core Earnings)	10,477	10,949	10,920

Reconciliation of GAAP Diluted Earnings Per Share to Core Earnings Diluted Earnings Per Share
	For the Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
GAAP - Diluted EPS	$5.97	$4.19	$3.37
Less reconciling items:
Unrealized gains/(losses) on financial derivatives and hedging activities	1.26	0.97	(0.87)
Unrealized gains on trading securities	0.14	0.11	0.14
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(0.08)	(0.12)	(1.28)
Net effects of settlements on agency forward contracts	0.16	(0.05)	0.01
Loss on retirement of Farmer Mac II LLC Preferred Stock	—	(0.72)	—
Income tax effect related to reconciling items	(0.52)	(0.15)	0.70
Sub-total	0.96	0.04	(1.30)
Core Earnings - Diluted EPS	$5.01	$4.15	$4.67

Shares used in per share calculation (GAAP and Core Earnings)	10,745	11,309	11,367

The five non-GAAP reconciling items between net income attributable to common stockholders and core earnings are:

1. Unrealized gains/(losses) on financial derivatives and hedging activities. The table below calculates the non-GAAP reconciling item for unrealized (losses)/gains on financial derivatives and hedging activities.

Table 3

Non-GAAP Reconciling Item for Unrealized Gains/(Losses) on Financial Derivatives and Hedging Activities
	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Fair value hedges:
Unrealized gains on fair value hedges (see Table 9)	$5,043	$9,065	$11,791
No hedge designation:
Unrealized gains/(losses) due to fair value changes (see Table 9)	8,585	1,859	(21,759)
Unrealized gains/(losses) on financial derivatives and hedging activities	$13,628	$10,924	$(9,968)

2. Gains on trading securities. The table below calculates the non-GAAP reconciling item for gains/(losses) on trading assets.
Table 4

Non-GAAP Reconciling item for Unrealized Gains/(Losses) on Trading Assets
	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Gains on trading securities (see Consolidated Statements of Operations)	$1,460	$1,220	$38,629
Less:
Realized gains related to securities sold, not yet purchased (see "MD&A - Results of Operations - Gains and Losses on Trading Securities")	—	—	(37,033)
Unrealized gains/(losses) on trading assets	$1,460	$1,220	$1,596
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
4. The net effect of settlements on agency forward contracts. These agency forward contracts are used as a short-term economic hedge of the issuance of debt. For GAAP purposes, realized gains or losses on settlements of agency forward contracts used as a short-term hedge of the issuance of debt are reported in the consolidated statements of operations in the period in which they occur. For core earnings purposes, these realized gains or losses on settlements of agency forward contracts are deferred and amortized as net yield adjustments over the term of the related debt, which generally ranges from 3 to 15 years.
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

Net Interest Income.  The following table provides information regarding interest-earning assets and funding for the years ended December 31, 2016, 2015, and 2014.  The average balance of non-accruing loans is included in the average balance of loans, Farmer Mac Guaranteed Securities, and USDA Securities presented, though the related income is accounted for on a cash basis.  Therefore, as the average balance of non-accruing loans and the income received increases or decreases, the net interest income and yield will fluctuate accordingly.  The average balance of loans in consolidated trusts with beneficial interests owned by third parties is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities.  The interest income and expense associated with these trusts are shown in the net effect of consolidated trusts.

Table 5

	For the Year Ended
	December 31, 2016			December 31, 2015			December 31, 2014
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments(1)	$3,572,018	$27,042	0.76%	$3,310,948	$13,338	0.40%	$3,659,527	$17,269	0.47%
Loans, Farmer Mac Guaranteed Securities and USDA Securities(2)(3)	11,058,332	252,406	2.28%	10,453,343	231,342	2.21%	9,729,840	209,860	2.16%
Total interest-earning assets	14,630,350	279,448	1.91%	13,764,291	244,680	1.78%	13,389,367	227,129	1.70%
Funding:
Notes payable due within one year	7,304,519	37,648	0.52%	6,013,079	13,472	0.22%	4,592,329	6,995	0.15%
Notes payable due after one year(4)	6,882,357	105,828	1.54%	7,235,869	108,479	1.50%	7,230,908	112,866	1.56%
Other interest-bearing liabilities(5)	—	—	—%	—	—	—%	909,261	39,007	4.29%
Total interest-bearing liabilities(6)	14,186,876	143,476	1.01%	13,248,948	121,951	0.92%	12,732,498	158,868	1.25%
Net non-interest-bearing funding	443,474	—		515,344	—		656,869	—
Total funding	14,630,350	143,476	0.98%	13,764,292	121,951	0.89%	13,389,367	158,868	1.19%
Net interest income/yield prior to consolidation of certain trusts	14,630,350	135,972	0.93%	13,764,292	122,729	0.89%	13,389,367	68,261	0.51%
Net effect of consolidated trusts(7)	905,005	4,302	0.48%	546,022	3,078	0.56%	358,017	2,086	0.58%
Net interest income/yield	$15,535,355	$140,274	0.90%	$14,310,314	$125,807	0.88%	$13,747,384	$70,347	0.51%

(1)
Average balance in 2014 includes $906.4 million of securities purchased under agreements to resell. Includes $0.4 million of interest expense related to securities purchased under agreements to resell in 2014.

(2)	Includes $11.6 million related to the acceleration of premium amortization in first quarter 2014 due to refinancing activity in Rural Utilities line of business.

(3)	Excludes interest income of $32.5 million, $20.1 million, and $13.9 million in 2016, 2015, and 2014, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(4)	Includes current portion of long-term notes.

(5)	Represents securities sold, not yet purchased.

(6)	Excludes interest expense of $28.2 million, $17.1 million, and $11.8 million in 2016, 2015, 2014, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(7)	Includes the effect of consolidated trusts with beneficial interests owned by third parties.

Net interest income was $140.3 million for 2016, compared to $125.8 million for 2015 and $70.3 million for 2014. The overall net interest yield was 0.90 percent for 2016, compared to 0.88 percent for 2015 and 0.51 percent for 2014.

The $14.5 million increase in net interest income for 2016 compared to 2015 was due to several factors. One factor was the impact of an increase in short-term interest rates on assets and liabilities indexed to LIBOR due to the Federal Reserve's decision to raise the target range for the federal funds rate in fourth quarter 2015. This effect on net interest income occurred because interest expense used to calculate net interest income does not include all the funding expenses related to these assets, specifically the expense on financial derivatives not designated in hedge accounting relationships. This increase in short-term rates on assets and liabilities indexed to LIBOR did not have a similar effect on net effective spread because net effective spread includes interest expense from all funding related to such assets, including interest expense from financial derivatives not designated in hedge accounting relationships. Another factor contributing to the year-over-year increase in net interest income was an increase in the average outstanding balance of Farm & Ranch loans, USDA Securities, and AgVantage securities. Also contributing to the increase were (1) lower net yield adjustments related to amortization of premiums and discounts on assets consolidated at fair value driven by slower prepayments on those assets and (2) an increase in the net effect of consolidated trusts due to an increase in securitization activity of Farm & Ranch loans during 2016. Farmer Mac earns the difference between the interest income recognized on loans in consolidated trusts and the related interest expense recognized on debt securities of consolidated trusts held by third parties. The increase was offset in part by (1) higher net yield adjustments from amortization of purchase premiums on certain Farm & Ranch loans and (2) a tighter spread on a large AgVantage security that was refinanced in first quarter 2016 at a shorter maturity than the original security.

The $55.5 million increase in net interest income in 2015 compared to 2014 primarily resulted from two items that did not recur in 2015 but were included in net interest income for 2014: (1) the acceleration of amortization of $11.6 million in premiums associated with certain Rural Utilities loans that were refinanced into other loan products in first quarter 2014; and (2) interest expense of $39.4 million associated with securities purchased under agreements to resell and securities sold, not yet purchased (related to Farmer Mac's cash management and liquidity initiative that began in second quarter 2014). The increase in net interest income was also attributable in part to an increase in the average outstanding balance of Farm & Ranch loans, USDA Securities, and AgVantage securities and an increase in the net effect of consolidated trusts due to an increase in securitization activity of Farm & Ranch loans during 2015. The increase in net interest income was partially offset by the loss of $6.5 million in preferred dividend income due to the October 2014 redemption of high-yielding preferred stock previously held in Farmer Mac's investment portfolio.

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

Table 6

	2016 vs 2015			2015 vs 2014
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments(1)	$12,576	$1,128	$13,704	$(2,381)	$(1,550)	$(3,931)
Loans, Farmer Mac Guaranteed Securities and USDA Securities(2)	7,403	13,661	21,064	5,576	15,906	21,482
Total	19,979	14,789	34,768	3,195	14,356	17,551
Expense from other interest-bearing liabilities(3)	12,535	8,990	21,525	(43,136)	6,219	(36,917)
Change in net interest income prior to consolidation of certain trusts(4)	$7,444	$5,799	$13,243	$46,331	$8,137	$54,468

(1)	Includes $0.4 million of interest expense and an average balance of $906.4 million related to securities purchased under agreements to resell in 2014.

(2)	Includes $11.6 million related to acceleration of premium amortization in first quarter 2014 , due to refinancing activity in the Rural Utilities line of business.

(3)	Includes $39.0 million of interest expense and average balance of $909.3 million related to securities sold, not yet purchased in 2014.

(4)	Excludes the effect of debt in consolidated trusts with beneficial interests owned by third parties.

The following table presents a reconciliation of net interest income and net yield to net effective spread.  Net effective spread is measured by including income or expense related to contractual amounts due on financial derivatives not designated in hedge accounting relationships (the income or expense related to financial derivatives designated in hedge accounting relationships is already included in net interest income) and excluding the amortization of premiums and discounts on assets consolidated at fair value and the net effects of consolidated trusts with beneficial interests owned by third parties.

Table 7

	For the Year Ended December 31,
	2016		2015		2014
	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income/yield	$140,274	0.90%	$125,807	0.88%	$70,347	0.51%
Net effects of consolidated trusts	(4,302)	0.03%	(3,078)	0.01%	(2,086)	—%
Expense related to undesignated financial derivatives	(11,480)	(0.08)%	(5,649)	(0.04)%	(9,425)	(0.07)%
Amortization of premiums/discounts on assets consolidated at fair value	610	0.01%	2,300	0.02%	15,482	0.12%
Interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased	—	—%	—	—%	39,375	0.35%
Net effective spread	$125,102	0.86%	$119,380	0.87%	$113,693	0.91%

Net effective spread was $125.1 million for 2016, compared to $119.4 million and $113.7 million, respectively, for 2015 and 2014. In percentage terms, net effective spread for 2016 was 0.86 percent, compared to 0.87 percent and 0.91 percent, respectively, in 2015 and 2014.

For 2016 compared to 2015, the contraction in net effective spread in percentage terms was primarily attributable to (1) a higher average balance in lower-earning investment securities in 2016 compared to 2015, (2) a tighter spread on a large AgVantage security that was refinanced in first quarter 2016 at a shorter maturity than the original security, and (3) higher yield adjustments from amortization of purchase premiums on certain Farm & Ranch loans in 2016 compared to 2015. This contraction was offset in part by a lower average balance in cash and cash equivalents primarily during the second half of 2016. The year-over-year increase in dollars was attributable to growth in outstanding business volume.

For 2015 compared to 2014, the contraction in net effective spread in percentage terms was attributable to the loss of $6.5 million in preferred dividend income (0.05 percent) from the October 2014 redemption of the high-yielding preferred stock previously held in Farmer Mac's investment portfolio and a higher average balance in cash and cash equivalents intended to increase Farmer Mac's liquidity position, partially offset by a shift towards products earning higher spreads. The year-over-year increase in dollars was attributable to growth in outstanding business volume.

See Note 14 to the consolidated financial statements for more information regarding net interest income and net effective spread from Farmer Mac's individual business segments. Additionally, see "—Supplemental Information" for quarterly net effective spread by line of business.

Provision for and Release of Allowance for Loan Losses and Reserve for Losses. The following table summarizes the components of Farmer Mac's total allowance for losses for each year in the three-year period ended December 31, 2016:

Table 8

	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Balance as of January 1, 2014	$6,866	$6,468	$13,334
Release of losses	(961)	(2,205)	(3,166)
Charge-offs	(86)	—	(86)
Recoveries	45	—	45
Balance as of December 31, 2014	$5,864	$4,263	$10,127
Provision for/(release of) losses	2,388	(2,180)	208
Charge-offs	(3,772)	—	(3,772)
Balance as of December 31, 2015	$4,480	$2,083	$6,563
Provision for/(release of) losses	1,065	(63)	1,002
Charge-offs	(130)	—	(130)
Balance as of December 31, 2016	$5,415	$2,020	$7,435

The provisions to the allowance for loan losses recorded during 2016 were attributable to (1) an increase in the general allowance due to overall net volume growth in on-balance sheet Farm & Ranch loans, (2) downgrades in risk ratings for certain loans, and (3) an increase in the specific allowance for on-balance sheet impaired loans resulting from an increase in the outstanding balance of such loans. The releases from the reserve for losses recognized during 2016 were primarily attributable to the release of a specific reserve on an impaired livestock loan underlying an LTSPC that was required to be removed from the LTSPC pool by the originator during third quarter 2016, offset in part by provisions to the reserve for losses attributable to an increase in the general reserve due to downgrades in risk rating on certain loans underlying LTSPCs.

The provisions to the allowance for loan losses recorded during 2015 were primarily attributable to the establishment of a specific allowance for two Agricultural Storage and Processing loans that financed one canola facility due to a downgrade in risk rating resulting from collateral shortfalls relative to the unpaid principal balance for such loans. In fourth quarter 2015, Farmer Mac purchased these defaulted Agricultural Storage and Processing loans under the terms of the applicable LTSPC agreement. As a result, Farmer Mac recognized a charge-off of $3.7 million in fourth quarter 2015. Farmer Mac had previously established a specific allowance of $3.6 million for these loans as of September 30, 2015. In January 2016, Farmer Mac received funds in the amount of $9.8 million to pay off these Agricultural Storage and Processing loans. The provisions to the total allowance for losses were offset by a reduction in the specific allowance for a permanent planting loan based on an updated appraised value of the collateral underlying that loan and by releases from the general reserve from the reserve for losses due to substantial paydowns of Agricultural Storage and Processing loans underlying LTSPCs resulting from repayments of these loans at par.

The releases from the allowance for loan losses and the reserve for losses during 2014 were primarily related to a decrease in the general allowance due to substantial paydowns of ethanol loans held for investment and loans underlying LTSPCs, as well as a general improvement in the quality of the ethanol loans remaining in the portfolio.

As of December 31, 2016 and December 31, 2015, Farmer Mac's allowance for loan losses was $5.4 million and $4.5 million, respectively, and its reserve for losses was $2.0 million and $2.1 million, respectively. See Note 8 to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs, were $14.9 million for 2016, compared to $14.1 million and $14.7 million, respectively, for 2015 and 2014. The increase in guarantee and commitment fees was attributable to the addition of $0.5 billion in third quarter 2015 and $0.4 billion in second quarter 2016 of Rural Utilities loans under LTSPCs, offset in part by lower average outstanding balances of off-balance sheet Farm & Ranch Guaranteed Securities and Farm & Ranch loans underlying LTSPCs.

Gains/(Losses)on Financial Derivatives and Hedging Activities.  The effect of unrealized and realized gains and losses on Farmer Mac's financial derivatives and hedging activities was net gains of $2.3 million for 2016, compared to net gains of $2.5 million for 2015 and net losses of $21.6 million for 2014.

The components of gains and losses on financial derivatives and hedging activities for the years ended December 31, 2016, 2015, and 2014 are summarized in the following table:

Table 9

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Fair value hedges:
Unrealized (losses)/gains due to fair value changes:
Financial derivatives(1)	$25,365	$5,965	$(2,729)
Hedged items	(20,322)	3,100	14,520
Unrealized gains on fair value hedging activities	5,043	9,065	11,791
Cash flow hedges:
Loss recognized (ineffective portion)	(353)	(551)	(10)
Losses on cash flow hedges	(353)	(551)	(10)
No hedge designation:
Unrealized gains/(losses) due to fair value changes	8,585	1,859	(21,759)
Realized:
Expense related to financial derivatives	(11,127)	(5,098)	(9,415)
Losses due to terminations or net settlements	163	(2,744)	(2,253)
(Losses)/gains on financial derivatives not designated in hedging relationships	(2,379)	(5,983)	(33,427)
Gains/(losses) on financial derivatives and hedging activities	$2,311	$2,531	$(21,646)

(1)
Included in the assessment of hedge effectiveness as of December 31, 2016, but excluded from the amounts in the table, were losses of $5.2 million for the year ended December 31, 2016, attributable to the fair value of the swaps at the inception of the hedging relationship. Accordingly, the amounts recognized as hedge ineffectiveness for the year ended December 31, 2016 were gains of $0.2 million. The comparable amounts as of December 31, 2015 were losses of $9.2 million for the year ended December 31, 2015, attributable to the fair value of the swaps at the inception of the hedging relationship and, accordingly, gains of $0.1 million for the year ended December 31, 2015, attributable to hedge ineffectiveness. The comparable amounts as of December 31, 2014 were losses of $11.6 million for the year ended December 31, 2014, attributable to the fair value of the swaps at the inception of the hedging relationships and, accordingly, losses of $0.2 million for the year ended December 31, 2014, attributable to hedge ineffectiveness.

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

Gains on Trading Securities.  During 2016, Farmer Mac recorded unrealized gains on trading securities of $1.5 million, compared to unrealized gains of $1.2 million during 2015 and realized and unrealized gains of $38.6 million during 2014. During 2016, $0.3 million of losses related to financial assets selected to be carried at fair value with changes in fair value included in earnings (the fair value option), compared to recorded gains of $0.8 million and gains of $1.2 million during 2015 and 2014.

Other Income. Other income totaled $1.8 million during 2016, compared to $2.3 million and $1.7 million, respectively, for 2015 and 2014. Other income during 2016 included the recognition of $1.3 million, compared to $0.6 million during 2015, of appraisal fees received by Farmer Mac's consolidated appraisal company subsidiary, AgVisory, which was formed in fourth quarter 2014. Other income during 2016, 2015, and 2014 also included the recognition of $0.2 million of losses, $1.0 million of gains, and $0.9 million of gains, respectively, of losses or gains previously deferred in accumulated other comprehensive income related to fair value changes of certain available-for-sale securities contributed to Farmer Mac II LLC in 2010 and other miscellaneous items.

Compensation and Employee Benefits.  Compensation and employee benefits were $22.8 million in 2016, compared to $22.0 million and $19.0 million, respectively, in 2015 and 2014. The increase in compensation and employee benefits in 2016 compared to 2015 was due primarily to an increase in headcount and employee health insurance costs. The increase in compensation and employee benefits in 2015 compared to 2014 was due primarily to payment of higher incentive compensation driven by meeting certain performance targets, an increase in average headcount, annual salary adjustments, and adjustments to stock compensation expense to reflect changes in forfeiture rates. Compensation costs for 2016, 2015, and 2014 also included $0.9 million, $1.0 million, and $40,000, respectively, in compensation costs for Farmer Mac's consolidated appraisal company subsidiary, AgVisory.

General and Administrative Expenses.  General and administrative expenses, including legal, audit, and consulting fees, were $15.1 million for 2016, compared to $13.1 million and $12.2 million, respectively, for 2015 and 2014. The increase in general and administrative expenses in 2016 compared to 2015 was due primarily to higher consulting fees and information services expenses related to corporate strategic initiatives, continued technology and business infrastructure investments, and expenses related to business development efforts. The increase in general and administrative expenses in 2015 compared to 2014 was due primarily to legal fees incurred for the preparation of comment letters in response to FCA's proposed rule on Farmer Mac's board governance and standards of conduct and higher legal and consulting fees and information services expenses related to corporate strategic initiatives. General and administrative costs for 2016, 2015, and 2014 included $0.6 million, $0.5 million, and $0.1 million, respectively, in operating expenses for Farmer Mac's consolidated appraisal company subsidiary, AgVisory.

Regulatory Fees.  Regulatory fees, which consist of the fees paid to FCA, were $2.5 million for 2016, compared to $2.4 million for 2015 and 2014. FCA has advised Farmer Mac that its estimated fees for the federal fiscal year ending September 30, 2017 will increase approximately $50,000 to $2.5 million ($0.625 million per federal fiscal quarter) as compared to the prior federal fiscal year.  After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.

Income Tax Expense.  Income tax expense totaled $42.1 million for 2016, compared to income tax expense of $34.2 million and $2.8 million, respectively, for 2015 and 2014. The increase in income tax expense in 2016 compared to 2015, was due to higher pre-tax income and two items that occurred during first quarter 2015 but did not recur during 2016: (1) the consolidated tax benefits recognized from the dividends declared on Farmer Mac II LLC Preferred Stock, which is included in the presentation of "Net income attributable to non-controlling interest" on the consolidated statements of operations on a pre-tax basis, and (2) the loss on retirement of the Farmer Mac II LLC Preferred Stock. These items were also the primary reasons why Farmer Mac's effective tax rate was lower than the statutory rate in 2015. The increase in income tax expense in 2015 compared to 2014 was a result of higher pre-tax income in 2015 and the absence of the income tax benefit of $13.0 million related to the cash management and liquidity initiative that was recorded in 2014. The consolidated tax benefits of the dividends declared on Farmer Mac II LLC Preferred Stock, which is included in the presentation of "Net income attributable to non-controlling interest" on the consolidated statements of operations on a pre-tax basis was the primary reason that Farmer Mac's effective tax rate was lower than the statutory federal rate of 35 percent for 2014.

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

Business Volume.  During 2016, Farmer Mac added $4.4 billion of new business volume, compared to $3.2 billion in 2015 and $2.8 billion in 2014. Specifically, Farmer Mac:

•	purchased $2.1 billion of AgVantage securities;

•	purchased $966.0 million of newly originated Farm & Ranch loans;

•	added $441.4 million of Rural Utilities loans under LTSPCs;

•	added $399.1 million of Farm & Ranch loans under LTSPCs;

•	purchased $375.2 million of USDA Securities;

•	issued $106.1 million of Farmer Mac Guaranteed USDA Securities; and

•	purchased $50.5 million of Rural Utilities loans.

Farmer Mac's outstanding business volume was $17.4 billion as of December 31, 2016, an increase of $1.5 billion or 9.4 percent from December 31, 2015. The increase in Farmer Mac's outstanding business volume was driven by broad-based portfolio growth across most of Farmer Mac's products and lines of business, including Farm & Ranch loans, AgVantage securities, Rural Utilities loans under LTSPCs, and USDA Securities. The increase in Rural Utilities loans under LTSPCs was driven by a $421.4 million LTSPC transaction in second quarter 2016. The increase in AgVantage securities was primarily driven by net portfolio growth from two of Farmer Mac's long-standing issuers: (1) Rabo Agrifinance, Inc. and (2) National Rural Utilities Cooperative Finance Corporation ("CFC"), which increased their outstanding AgVantage business volume with Farmer Mac by $300.0 million and $210.1 million, respectively, in 2016.

The new business volume in the Institutional Credit line of business included the purchase of two $500.0 million AgVantage securities from Metropolitan Life Insurance Company ("MetLife"). MetLife used the proceeds from Farmer Mac's purchase of each of the $500 million AgVantage securities to refinance AgVantage securities of the same amount that matured in first quarter 2016 and third quarter 2016, respectively. Farmer Mac also purchased AgVantage securities of $68.4 million in 2016 under Farm Equity AgVantage facilities with agricultural real estate investment funds, compared to $99.1 million in 2015.

The following table sets forth purchases of non-delinquent eligible loans, new loans added under LTSPCs, and new guarantees during the periods indicated in the Farm & Ranch, USDA Guarantees, and Rural Utilities lines of business, as well as purchases of AgVantage securities in the Institutional Credit line of business:

Table 10

New Business Volume – Farmer Mac Loan Purchases, Guarantees, LTSPCs, and AgVantage Securities
	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Farm & Ranch:
Loans	$966,023	$748,368	$697,824
LTSPCs	399,095	427,795	369,857
USDA Guarantees:
USDA Securities	375,203	363,621	335,359
Farmer Mac Guaranteed USDA Securities	106,054	13,314	7,627
Rural Utilities:
Loans	50,491	108,337	75,500
LTSPCs	441,404	522,262	—
Institutional Credit:
AgVantage Securities	2,098,852	743,158	1,279,655
Revolving floating rate AgVantage facility	—	300,000	—
Total purchases, guarantees, LTSPCs, and AgVantage Securities	$4,437,122	$3,226,855	$2,765,822

New business volume for loans purchased within the Farm & Ranch line of business for 2016 was substantially greater than 2015. This was primarily due to an increase in borrower demand for long-term real estate financing, as farmers used equity in farmland assets to increase sources of operating capital, and an increase in the average size of loans purchased. New business volume for loans added under LTSPCs within the Farm & Ranch line of business for 2016 compared to 2015 reflected a decrease in demand among Farm Credit System institutions for the LTSPC product. The increase in new business volume in the USDA Guarantees line of business for 2016 compared to 2015 reflected an increase in lender usage of USDA guaranteed loan programs due to available federal funding for such programs. Loan purchase volume in the Rural Utilities line of business remained low due to limited demand for credit associated with slow economic growth and greater energy efficiency in recent years, as well as an ongoing preference by CFC, Farmer Mac's only current rural utilities cooperative counterparty, to retain loans on its balance sheet. The large LTSPC transaction completed with CFC in second quarter 2016 marked the second time Farmer Mac has added loans under LTSPCs in the Rural Utilities line of business. Changes in AgVantage securities volume are primarily driven by the generally larger transaction sizes for that product and the fluctuating funding and liquidity needs of Farmer Mac's customer network and scheduled maturity amounts, which was reflected by the refinancing of two $500.0 million AgVantage securities during first quarter 2016 and third quarter 2016.

Based on market conditions, Farmer Mac either retains the loans it purchases or securitizes them and retains or sells Farmer Mac Guaranteed Securities backed by those loans.  The weighted-average age of the Farm & Ranch non-delinquent eligible loans purchased and retained (excluding the purchases of defaulted loans) during 2016 and 2015 was less than one year. Of those loans, 60 percent and 61 percent, respectively, had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 17.7 years and 16.6 years, respectively.

During 2016, 2015, and 2014, Farmer Mac securitized some of the Farm & Ranch loans it had purchased and sold the resulting Farmer Mac Guaranteed Securities in the amounts of $511.4 million, $336.9 million and $175.8 million, respectively. Farmer Mac consolidates these loans and presents them as "Loans held for investment in consolidated trusts, at amortized cost" on the consolidated balance sheets. In 2016, 2015, and 2014, $273.6 million, $255.3 million, and $147.2 million, respectively, of Farmer Mac Guaranteed Securities were sold to Zions First National Bank, which is a related party to Farmer Mac.

The following table sets forth information regarding the Farmer Mac Guaranteed Securities issued during the periods indicated:

Table 11

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Loans securitized and sold as Farm & Ranch Guaranteed Securities	$511,393	$336,913	$175,754
Farmer Mac Guaranteed USDA Securities	97,954	—	—
AgVantage Securities	2,098,852	743,158	1,279,655
Total Farmer Mac Guaranteed Securities issuances	$2,708,199	$1,080,071	$1,455,409

The following table sets forth information regarding outstanding volume in each of Farmer Mac's four lines of business as of the dates indicated:

Table 12

Lines of Business - Outstanding Business Volume
	As of December 31,
	2016	2015	2014
	(in thousands)
Farm & Ranch:
Loans	$2,381,488	$2,249,864	$2,118,867
Loans held in trusts:
Beneficial interests owned by third party investors	1,132,966	708,111	421,355
LTSPCs	2,209,409	2,253,273	2,240,866
Guaranteed Securities	415,441	514,051	636,086
USDA Guarantees:
USDA Securities	1,954,800	1,876,451	1,756,224
Farmer Mac Guaranteed USDA Securities	139,575	41,826	41,810
Rural Utilities:
Loans(1)	999,512	1,008,126	718,213
Loans held in trusts:
Beneficial interests owned by Farmer Mac(1)	—	—	267,396
LTSPCs(2)	878,598	522,864	—
Institutional Credit:
AgVantage Securities	6,987,686	6,424,254	6,396,941
Revolving floating rate AgVantage facility(3)	300,000	300,000	—
Total	$17,399,475	$15,898,820	$14,597,758

(1)	Reflects the dissolution of certain consolidated trusts that caused loans that were previously consolidated as "Loans held in trusts" to be included with "Loans."

(2)	As of December 31, 2016 and 2015, includes $20.0 million and $8.8 million, respectively, related to one-year loan purchase commitments on which Farmer Mac receives a nominal unused commitment fee.

(3)
As of both December 31, 2016 and, 2015, this facility had not been utilized. Farmer Mac receives a fixed fee based on the full dollar amount of the facility. If the counterparty draws on the facility, the amounts drawn will be presented as AgVantage Securities, and Farmer Mac will earn interest income on those securities.

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities) and LTSPCs, USDA Securities, and Farmer Mac Guaranteed USDA Securities as of December 31, 2016:

Table 13

Schedule of Principal Amortization as of December 31, 2016
	Loans Held	Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed Securities and LTSPCs	USDA Securities and Farmer Mac Guaranteed USDA Securities	Total
	(in thousands)
2017	$192,298	$272,977	$101,647	$566,922
2018	201,322	689,733	98,153	989,208
2019	185,626	216,716	97,763	500,105
2020	194,689	205,738	98,586	499,013
2021	212,338	215,652	100,256	528,246
Thereafter	3,527,693	1,902,632	1,597,970	7,028,295
Total	$4,513,966	$3,503,448	$2,094,375	$10,111,789

Of the $17.4 billion outstanding principal balance of volume included in Farmer Mac's four lines of business as of December 31, 2016, $7.3 billion were AgVantage securities included in the Institutional Credit line of business.  Unlike business volume in the form of purchased loans, USDA Securities, and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, most AgVantage securities do not require periodic payments of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due. The following table summarizes by maturity date the outstanding principal amount of both on- and off-balance sheet AgVantage securities as of December 31, 2016:

Table 14

AgVantage Balances by Year of Maturity
As of
December 31, 2016
(in thousands)
2017	$1,577,420
2018(1)	1,697,235
2019	799,926
2020	731,388
2021	951,089
Thereafter(2)	1,530,628
Total	$7,287,686

(1)	Includes the expiration of the $300.0 million revolving floating rate AgVantage facility. As of December 31, 2016, this facility had not been utilized.

(2)	Includes various maturities ranging from 2022 to 2044.

The weighted-average remaining maturity of the outstanding AgVantage securities shown in the table above was 3.9 years as of December 31, 2016.

As part of fulfilling its guarantee obligations for Farm & Ranch Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90 days delinquent or in material non-monetary default at the time of purchase, out of the loan pools underlying those securities and LTSPCs, and records the purchased loans as such on its balance sheet.  The purchase price for a defaulted loan purchased out of a pool of loans backing Farm & Ranch Guaranteed Securities is the then-current outstanding principal balance of the loan plus accrued and unpaid interest.  The purchase price for a defaulted loan purchased under an LTSPC is the then-current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loan payable out of any future loan payments or liquidation proceeds as received.  The purchase price of a defaulted loan is not an indicator of the expected loss on that loan; many other factors affect expected loss, if any, on any loan so purchased. The delinquent loans purchased out of securitized pools and LTSPCs during 2016, 2015, and 2014 had a weighted average age of 9 years, 6 years, and 7 years, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

The following table presents Farmer Mac's purchases of defaulted loans underlying Farm & Ranch Guaranteed Securities and LTSPCs for the periods indicated:

Table 15

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Defaulted loans purchased underlying LTSPCs	$2,118	$13,500	$705
Defaulted loans purchased underlying Farm & Ranch Guaranteed Securities owned by third party investors	398	3,407	—
Total loan purchases	$2,516	$16,907	$705

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

Unlike some other GSEs, specifically other FCS institutions and the Federal Home Loan Banks, Farmer Mac is not structured as a cooperative owned exclusively by member institutions and established to provide services exclusively to its members.  Farmer Mac, as a stockholder-owned, publicly-traded corporation, seeks to fulfill its mission of serving the financing needs of rural America in a manner that is consistent with providing a return on the investment of its stockholders, including those who do not directly participate in the secondary market provided by Farmer Mac.  Farmer Mac's policy is to generally require financial institutions to own a requisite amount of common stock, based on the size and type of institution, to participate in the Farm & Ranch line of business.  As a result of this requirement, coupled with the ability of holders of Class A and Class B voting common stock to elect two-thirds of Farmer Mac's board of directors, Farmer Mac regularly conducts business with "related parties," including institutions affiliated with members of Farmer Mac's board of directors and institutions that own large amounts of Farmer Mac's voting common stock.  Farmer Mac has adopted a Code of Business Conduct and Ethics that governs any conflicts of interest that may arise in these transactions, and Farmer Mac's policy is to require that any transactions with related parties be conducted in the ordinary course of business, with terms and conditions comparable to those available to any other counterparty not related to Farmer Mac.

The following table summarizes the material relationships between Farmer Mac and certain related parties.  The related parties listed in the table below consist of (1) all holders of at least five percent of a class of Farmer Mac voting common stock as of December 31, 2016 and (2) other institutions that are considered "related parties" through an affiliation with a Farmer Mac director and that have conducted business with Farmer Mac during the two years ended December 31, 2016.  The table below does not specify any relationships based on the ownership of Farmer Mac's non-voting common stock or any series of preferred stock.

Table 16

Name of Institution	Ownership of Farmer Mac Voting Common Stock	Affiliation with Any Farmer Mac Directors	Primary Aspects of Institution's Business Relationship with Farmer Mac
AgFirst Farm Credit Bank	84,024 shares of Class B voting common stock (16.79% of outstanding Class B stock and 5.49% of total voting common stock outstanding)	None	In 2016 and 2015, Farmer Mac earned approximately $1.2 million and $1.3 million, respectively, in fees attributable to transactions with AgFirst, primarily commitment fees for LTSPCs.
AgriBank, FCB	201,621 shares of Class B voting common stock (40.30% of outstanding Class B stock and 13.17% of total voting common stock outstanding)	Farmer Mac director Richard H. Davidson is currently a director of AgriBank, and Farmer Mac director Douglas A. Felton is a former director of AgriBank.	No Farmer Mac business through any of its lines of business was conducted between the parties.
Bath State Bank	Less than 5% ownership	Farmer Mac director Dennis L. Brack is a director of Bath State Bank and Bath State Bancorp, the holding company of Bath State Bank.	Farmer Mac purchased $1.3 million and $2.1 million in USDA Securities from Bath State Bank in 2016 and 2015, respectively.
CoBank, ACB	163,253 shares of Class B voting common stock (32.63% of outstanding Class B stock and 10.66% of total voting common stock outstanding)
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
In 2016 and 2015, Farmer Mac earned approximately $1.1 million and $0.7 million, respectively, in fees attributable to transactions with FCBT, primarily commitment fees for LTSPCs.
In both 2016 and 2015, FCBT retained approximately $0.3 million in servicing fees for its work as a Farmer Mac central servicer.
First Dakota National Bank (First Dakota)	Less than 5% ownership	Farmer Mac director Dennis Everson is a director of First Dakota and also served as Branch Administration Director of First Dakota until December 2012.	Farmer Mac purchased $24.7 million and $21.1 million in loans from First Dakota in 2016 and 2015, respectively, and entered into $7.8 million of new LTSPCs with First Dakota in 2015 and none in 2016.
In 2016 and 2015, First Dakota retained approximately $1.1 million and $1.0 million, respectively, in servicing fees for its work as a Farmer Mac servicer.
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

Transactions with CFC during 2016 and 2015 represented 16.7 percent and 40.6 percent, respectively, of Farmer Mac's total purchases for those years. Transactions with CFC represented 25.7 percent and 24.6 percent, respectively, of Farmer Mac's total outstanding business volume as of December 31, 2016 and 2015.

In both 2016 and 2015, Farmer Mac earned guarantee fees of approximately $0.1 million attributable to transactions with CFC. In 2016 and 2015, Farmer Mac earned commitment fees of approximately $2.0 million and $0.5 million, respectively, attributable to transactions with CFC.

In 2016 and 2015, Farmer Mac earned interest income of $27.6 million and $15.9 million, respectively, attributable to AgVantage transactions with CFC.
In both 2016 and 2015, CFC retained approximately $3.3 million in servicing fees for its work as a Farmer Mac central servicer.

CFC is currently the only servicer of rural utilities loans and loans underlying LTSPCs in the Rural Utilities line of business and securing AgVantage securities in the Institutional Credit line of business.

Name of Institution	Ownership of Farmer Mac Voting Common Stock	Affiliation with Any Farmer Mac Directors	Primary Aspects of Institution's Business Relationship with Farmer Mac
The Vanguard Group, Inc.	53,793 shares of Class A voting common stock (5.22% of outstanding Class A stock and 3.51% of total voting common stock outstanding)	None	No Farmer Mac business through any of its lines of business was conducted between the parties.
Zions First National Bank	322,100 shares of Class A voting common stock (31.25% of outstanding Class A stock and 21.04% of total voting common stock outstanding)	None
In 2016 and 2015, Farmer Mac's purchases of loans from Zions under the Farm & Ranch line of business represented approximately 15.9 percent and 23.9 percent, respectively, of Farm & Ranch loan purchase volume for those years.  Those purchases represented 11.2 percent and 15.2 percent, respectively, of total Farm & Ranch business volume for those years. The purchases of USDA Securities from Zions under the USDA Guarantees line of business represented approximately 3.4 percent and 3.6 percent, respectively, of the USDA Guarantees line of business purchases for the year ended December 31, 2016 and 2015. Farmer Mac did not purchase AgVantage securities from Zions for the year ended December 31, 2016 and 2015. Transactions with Zions represented 5.3 percent and 5.7 percent, respectively, of Farmer Mac's total outstanding business volume as of December 31, 2016 and 2015.

In 2016 and 2015, Zions retained approximately $9.9 million and $9.3 million, respectively, in servicing fees for its work as a Farmer Mac servicer.

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

Outlook

Farmer Mac continues to provide a stable source of liquidity, capital, and risk management tools as the secondary market that helps meet the financing needs of rural America. While the pace of Farmer Mac's growth will depend on the capital and liquidity needs of the participants in the rural financing business, Farmer Mac foresees opportunities for continued growth. More specifically, Farmer Mac believes that its Farm & Ranch, USDA Guarantees, and Institutional Credit lines of business all have opportunities for growth, driven by several key factors:

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

Net farm income, as reported by the USDA, has decreased annually since reaching a cyclical peak in 2013.  Additionally, farmland values have weakened recently in some regions, primarily in the Midwest, in response to declining prices for certain commodities and lower farm income levels.  During this same period, the 90-day delinquencies and credit losses in Farmer Mac's portfolio have remained low compared to its historical averages. However, some indications of stress emerged during late 2016 as the volume of Farmer Mac's substandard assets increased from the historically low levels observed in 2015. Nevertheless, Farmer Mac's average substandard assets as a percentage of its Farm & Ranch portfolio remains below its historical average, and the increase in substandard assets has not yet translated into rising delinquency rates or credit losses.

Farmer Mac believes that any losses associated with the current agricultural credit cycle will be moderated by the strength and diversity of its portfolio, which Farmer Mac believes is adequately collateralized. Farmer Mac believes that its portfolio remains sufficiently diversified, both geographically and by commodity, and that its portfolio has been underwritten to high credit quality standards. Accordingly, Farmer Mac believes that its portfolio is well-positioned to endure reasonably foreseeable volatility in farmland values and commodity prices. Farmer Mac also continues to closely monitor sector profitability, economic conditions, and agricultural land value and geographic trends to tailor underwriting practices to changing conditions. For more information about the loan balances, loan-to-value ratios, 90-day delinquencies, and substandard asset rate for the Farm & Ranch loans in Farmer Mac's portfolio as of December 31, 2016, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

The western part of the United States, and in particular California, has recently experienced above-average precipitation, providing an easing of prolonged drought conditions. However, the extent to which this cycle of precipitation will provide relief from the effects of the drought on a long-term basis is yet to be determined. Farmer Mac has not observed any material effect on its portfolio from the drought through December 31, 2016 but continues to remain informed about the effects of the drought conditions in affected areas.

Farmer Mac continues to monitor the establishment and evolution of legislation and regulations, as well as the status of various international trade agreements and partnerships, that could affect farmers, ranchers, rural lenders, and rural America in general.  As the new Trump administration and the U.S. Congress begin their review of existing regulations and the promotion of new legislative or regulatory proposals and policies, Farmer Mac will monitor the effects that any changes in legislation or regulation could have on Farmer Mac or its customers.

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

Farmer Mac also directs marketing efforts towards the agricultural industry by trying to identify and develop relationships with potential issuers of AgVantage securities, including insurance company agricultural lenders, agricultural finance companies, and bank and non-bank agricultural lenders such as agricultural mortgage funds, who can pledge loans as collateral to obtain financing as part of Farmer Mac's Institutional Credit line of business. As part of these efforts, Farmer Mac has recently increased its focus on wholesale financing for institutional investors in agricultural assets that qualify as eligible collateral under Farmer Mac's charter. In July 2014, Farmer Mac expanded its AgVantage product to this new type of issuer and refers to this product variation as the Farm Equity AgVantage product. Farmer Mac directs its outreach efforts to these potential issuers through its business relationships within the agricultural community and through executive outreach to institutions whose profile presents opportunity to benefit from wholesale financing. As institutional investment in agricultural assets continues to grow, Farmer Mac believes that it is in a unique position to help increase access to capital for these types of counterparties and thereby provide a new source of capital to benefit rural America. Farmer Mac designed the Farm Equity AgVantage product to provide an efficient, low-cost source of financing tailored to meet the needs of institutional investors that can be adapted to many different types of organizational structures and for both public and private institutional investors. Farmer Mac believes there is opportunity to expand this type of business as both the trend toward institutional investment in agricultural assets and awareness of the Farm Equity AgVantage product continue to grow. For more information about the Farm Equity AgVantage product, see "Business—Farmer Mac's Lines of Business—Institutional Credit" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Institutional" in this report.

Rural Utilities Industry. Demand for capital within the rural utilities industry currently remains moderate, which has resulted in an ongoing high level of competition between rural utilities cooperative lenders that could suppress loan growth opportunities for those lenders, including lenders that participate in Farmer

Mac's Rural Utilities line of business. Although competitive pressures remain within the rural utilities lending industry, Farmer Mac sees opportunities for growth in this area within Farmer Mac's Institutional Credit line of business because the wholesale funding rates that Farmer Mac provides may be highly competitive compared to other available sources of debt funding for rural utilities cooperative lenders.

Balance Sheet Review

Assets.  Farmer Mac's total assets as of December 31, 2016 were $15.6 billion, compared to $15.5 billion as of December 31, 2015.  The increase in total assets was primarily attributable to an increase in total Farmer Mac Guaranteed Securities and total loans, net of allowance, offset in part by a decrease in cash and cash equivalents.

As of December 31, 2016, Farmer Mac had $0.3 billion of cash and cash equivalents and $2.5 billion of investment securities, compared to $1.2 billion of cash and cash equivalents and $2.8 billion of investment securities as of December 31, 2015. As of December 31, 2016, Farmer Mac had $6.0 billion of Farmer Mac Guaranteed Securities, $4.5 billion of loans, net of allowance, and $2.0 billion of USDA Securities. This compares to $5.4 billion of Farmer Mac Guaranteed Securities, $4.0 billion of loans, net of allowance, and $1.9 billion of USDA Securities as of December 31, 2015.

Liabilities.  Farmer Mac's total liabilities were $15.0 billion as of both December 31, 2016 and 2015.  The increase in in debt securities of consolidated trusts held by third parties was offset by a decrease in total notes payable.

Equity.  As of December 31, 2016, Farmer Mac had total equity of $643.6 million, comprised of stockholders' equity of $643.4 million and non-controlling interest of $0.2 million related to Farmer Mac's appraisal subsidiary, AgVisory.  As of December 31, 2015, Farmer Mac had total equity of $553.7 million, comprised of stockholders' equity of $553.5 million and non-controlling interest of $0.2 million.  The increase in total equity was a result of an increase in retained earnings and accumulated other comprehensive income. The increase in accumulated other comprehensive income was due to increases in fair value on certain fixed-rate USDA Securities. On October 1, 2016, Farmer Mac transferred $2.0 billion of USDA Securities and $32.8 million of Farmer Mac Guaranteed USDA Securities from available-for-sale to held-to-maturity to reflect Farmer Mac’s positive intent and ability to hold these securities until maturity or payoff. Farmer Mac transferred these securities at fair value as of the date of the transfer, which included a cost basis adjustment of unrealized appreciation in the amount of $73.8 million. The accumulated unrealized appreciation was retained in accumulated other comprehensive income. Both the cost basis adjustment and accumulated unrealized appreciation will be amortized as an adjustment to the yield on the held-to-maturity USDA Securities and Farmer Mac Guaranteed USDA Securities over the remaining term of the transferred securities.

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

Farmer Mac generally assumes 100 percent of the credit risk on loans held and loans underlying LTSPCs in the Farm & Ranch and Rural Utilities lines of business and loans underlying Farm & Ranch Guaranteed Securities. Farmer Mac's direct credit exposure to Farm & Ranch loans held and loans underlying Farm & Ranch Guaranteed Securities and LTSPCs as of December 31, 2016 was $6.1 billion across 48 states. Farmer Mac's direct credit exposure to Rural Utilities loans held and loans underlying LTSPCs as of December 31, 2016 was $1.9 billion across 39 states, of which $1.5 billion were loans to electric distribution cooperatives and $0.4 billion were loans to G&T cooperatives. Farmer Mac has direct credit exposure to loans in non-AgVantage transactions and indirect credit exposure to loans that secure AgVantage transactions because AgVantage securities represent a general obligation of an issuer that is, in turn, secured by eligible loans.  The credit exposure of Farmer Mac and Farmer Mac II LLC on USDA Securities, including those underlying Farmer Mac Guaranteed USDA Securities, is covered by the full faith and credit of the United States.  Therefore, Farmer Mac believes that Farmer Mac and Farmer Mac II LLC have little or no credit risk exposure in the USDA Guarantees line of business because of the USDA guarantee.  As of December 31, 2016, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any business under the USDA Guarantees line of business, and neither expects to incur any such losses in the future.

Farmer Mac has established underwriting, collateral valuation, and documentation standards for agricultural real estate mortgage loans and rural utilities loans. Farmer Mac believes that these standards mitigate the risk of loss from borrower defaults and provide guidance about the management, administration, and conduct of underwriting and appraisals to all participating and potential lenders.  These standards were developed based on industry practices for agricultural real estate mortgage loans and rural utilities loans and are designed to assess the creditworthiness of the borrower, as well as the value of the collateral securing the loan.  Farmer Mac evaluates and adjusts these standards on an ongoing basis based on current and anticipated market conditions.  For more information about Farmer Mac's underwriting and collateral valuation standards, see "Business—Farmer Mac's Lines of Business—Farm & Ranch—Underwriting and Collateral Valuation (Appraisal) Standards" and "Business—Farmer Mac's Lines of Business—Rural Utilities—Underwriting."

Loans in the Farm & Ranch line of business are all secured by first liens on agricultural real estate. Accordingly, Farmer Mac's exposure on a loan is limited to the difference between (1) the total of the accrued interest, advances, and the principal balance of a loan and (2) the value of the property less the cost to sell. Measurement of that excess or shortfall is the best predictor and determinant of loss, compared to other measures that evaluate the efficiency of a particular farm operator.  For example, debt service ratios depend upon farm operator efficiency and leverage, which can vary widely within a geographic region, commodity type, or an operator's business and farming skills.  Thus, Farmer Mac considers a loan's original loan-to-value ratio as one of many factors in evaluating loss severity and this ratio is calculated by dividing the loan principal balance at the time of guarantee, purchase, or commitment by the appraised value at the date of loan origination or, when available, updated appraised value at the time of guarantee, purchase, or commitment.  Other factors Farmer Mac considers include, but are not limited to, other underwriting standards, commodity and farming forecasts, and regional economic and agricultural conditions.

Loan-to-value ratios depend upon the market value of a property, as determined in accordance with Farmer Mac's collateral valuation standards.  As of December 31, 2016 and 2015, the average unpaid loan balance for loans outstanding in the Farm & Ranch line of business was $611,000 and $602,000, respectively. The original loan-to-value ratio is based on the original appraised value that has not been indexed to provide a current market value or reflect amortization of loans. The weighted average original loan-to-value ratio for Farm & Ranch loans purchased during 2016 and 2015 was 47 percent. The weighted average original loan-to-value ratio for all Farm & Ranch loans held and all loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs was approximately 45 percent and 46 percent, respectively, as of December 31, 2016 and 2015. The weighted-average original loan-to-value ratio for all 90-day delinquencies was 47 percent and 45 percent, respectively, as of December 31, 2016 and 2015.

The weighted average current loan-to-value ratio, which is the loan-to-value ratio based on original appraised value but which reflects loan amortization since purchase, for Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs was approximately 44 percent as of both December 31, 2016 and 2015.

Farmer Mac has developed different underwriting standards for rural utilities loans that depend on whether direct or indirect credit exposure is assumed on a loan and whether the borrower is an electric distribution cooperative or a G&T cooperative. As of December 31, 2016, there were no delinquencies in Farmer Mac's portfolio of Rural Utilities loans, and Farmer Mac has not experienced any credit losses on rural utilities loans since Congress authorized Farmer Mac's Rural Utilities line of business in 2008. Based on this performance, Farmer Mac excludes the loans in the Rural Utilities line of business from the credit risk metrics it discloses. Farmer Mac also had indirect credit exposure to the rural utilities loans securing AgVantage securities and included in the Institutional Credit line of business, some of which are loans to G&T cooperatives. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Institutional."

Farmer Mac also requires approved lenders to make representations and warranties regarding the conformity of eligible agricultural mortgage and rural utilities loans to Farmer Mac's standards, the accuracy of loan data provided to Farmer Mac, and other requirements related to the loans.  Sellers are responsible to Farmer Mac for breaches of those representations and warranties, and Farmer Mac has the ability to require a seller to cure, replace, or repurchase a loan sold or transferred to Farmer Mac if any breach of a representation or warranty is discovered that was material to Farmer Mac's decision to purchase the loan or that directly or indirectly causes a default or potential loss on a loan sold or transferred by the seller to Farmer Mac. During the previous three years ended December 31, 2016, Farmer Mac had required one seller to repurchase a total of two loans aggregating $0.8 million for breaches of representations and warranties made about those two loans, both of which repurchases occurred during first quarter 2016. In addition to relying on the representations and warranties of lenders, Farmer Mac also underwrites all of the agricultural real estate mortgage loans (other than rural housing and part-time farm mortgage loans) and rural utilities loans that it holds in its portfolio. For rural housing and part-time farm mortgage loans, Farmer Mac relies on representations and warranties from the seller that those loans conform to Farmer Mac's specified underwriting criteria without exception. For more information about Farmer Mac's loan eligibility requirements, see "Business—Farmer Mac's

Lines of Business—Farm & Ranch—Loan Eligibility" and "Business—Farmer Mac's Lines of Business—Rural Utilities—Loan Eligibility."

Under contracts with Farmer Mac and in consideration for servicing fees, Farmer Mac-approved central servicers service loans in accordance with Farmer Mac's requirements.  Central servicers are responsible to Farmer Mac for serious errors in the servicing of those loans.  If a central servicer materially breaches the terms of its servicing agreement with Farmer Mac, such as failing to forward payments received or releasing collateral without Farmer Mac's consent, or experiences insolvency or bankruptcy, Farmer Mac has the right to terminate the servicing relationship for a particular loan or the entire portfolio serviced by the central servicer. In addition, Farmer Mac can proceed against the central servicer in arbitration or exercise any remedies available to it under law. In the last three years, Farmer Mac has not exercised any remedies or taken any formal action against any central servicers. For more information about Farmer Mac's servicing requirements, see "Business—Farmer Mac's Lines of Business—Farm & Ranch—Servicing" and "Business—Farmer Mac's Lines of Business—Rural Utilities—Servicing."

Farmer Mac's AgVantage securities are general obligations of institutions approved by Farmer Mac and are secured by eligible loans in an amount at least equal to the outstanding principal amount of the security. Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because Farmer Mac has only indirect credit risk on those loans and because of the other characteristics of AgVantage securities that mitigate credit risk. Those characteristics include a general obligation of an issuing institution approved by Farmer Mac, the required collateralization level for the securities, the requirement for delinquent loans to be removed from the pool of pledged loans and replaced with current eligible loans, and in some cases, the requirement for the counterparty to comply with specified financial covenants for the life of the related AgVantage security.  As such, all AgVantage securities are secured by current loans representing at least 100 percent of the outstanding amount of these securities.  As of December 31, 2016, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Institutional" for more information about Farmer Mac's credit risk on AgVantage securities.

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

The following table summarizes the components of Farmer Mac's total allowance for losses as of December 31, 2016 and 2015:

Table 17

	As of December 31, 2016	As of December 31, 2015
	(in thousands)
Allowance for loan losses	$5,415	$4,480
Reserve for losses:
Off-balance sheet Farm & Ranch Guaranteed Securities	226	279
LTSPCs	1,794	1,804
Total allowance for losses	$7,435	$6,563

The following table summarizes the changes in the components of Farmer Mac's allowance for each year in the five-year period ended December 31, 2016:

Table 18

	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Balance as of January 1, 2012	$10,161	$7,355	$17,516
Provision for/(release of) losses	3,691	(1,816)	1,875
Charge-offs	(2,501)	—	(2,501)
Balance as of December 31, 2012	$11,351	$5,539	$16,890
Provision for/(release of) losses	(481)	929	448
Charge-offs	(4,004)	—	(4,004)
Balance as of December 31, 2013	$6,866	$6,468	$13,334
Release of Losses	(961)	(2,205)	(3,166)
Charge-offs	(86)	—	(86)
Recoveries	45	—	45
Balance as of December 31, 2014	$5,864	$4,263	$10,127
Provision for/(release of) losses	2,388	(2,180)	208
Charge-offs	(3,772)	—	(3,772)
Balance as of December 31, 2015	$4,480	$2,083	$6,563
Release of losses	1,065	(63)	1,002
Charge-offs	(130)	—	(130)
Balance as of December 31, 2016	$5,415	$2,020	$7,435

Activity affecting the allowance for loan losses and reserve for losses is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Provision for and Release of Allowance for Loan Losses and Reserve for Losses." As of December 31, 2016, Farmer Mac's allowances for losses totaled $7.4 million, or 0.12 percent of the outstanding principal balance of loans held for investment and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities, compared to $6.6 million, or 0.11 percent, as of December 31, 2015.

As of December 31, 2016, Farmer Mac individually evaluated $30.9 million of the $107.4 million of recorded investment in impaired loans for collateral shortfalls against updated appraised values, other updated collateral valuations, or discounted values. For the remaining $76.5 million of impaired assets for which updated valuations were not available, Farmer Mac evaluated them in the aggregate in consideration of their similar risk characteristics and historical statistics. Farmer Mac recorded specific allowances of $2.3 million for undercollateralized assets as of December 31, 2016. Farmer Mac's general allowances were $5.1 million as of December 31, 2016.

Farmer Mac's 90-day delinquency measure includes loans 90 days or more past due, as well as loans in foreclosure and non-performing loans where the borrower is in bankruptcy. As of December 31, 2016, Farmer Mac's 90-day delinquencies were $21.0 million (0.34 percent of the Farm & Ranch portfolio), compared to $32.1 million (0.56 percent of the Farm & Ranch portfolio) as of December 31, 2015. Those 90-day delinquencies were comprised of 38 delinquent loans as of December 31, 2016, compared with 35 delinquent loans as of December 31, 2015. The decrease in Farmer Mac's 90-day delinquencies as a percentage of its Farm & Ranch portfolio from year-end primarily related to (1) the workout in January 2016 of two Agricultural Storage and Processing loans that financed one canola facility and (2) Farmer Mac's receipt of $6.0 million to pay off two long-standing delinquent timber loans with the same borrower. Farmer Mac's 90-day delinquencies have historically fluctuated from quarter to quarter, both in dollars and as a percentage of the outstanding Farm & Ranch portfolio, with higher levels generally observed at the end of the first and third quarters of each year, which corresponds with the annual (January 1st) and semi-annual (January 1st and July 1st) payment characteristics of most Farm & Ranch loans. Farmer Mac expects that over time its 90-day delinquency rate will eventually revert closer to Farmer Mac's historical average due to macroeconomic factors and the cyclical nature of the agricultural economy, but Farmer Mac has not yet seen an impact on its portfolio or a rise in delinquencies related to these factors. Farmer Mac's average 90-day delinquency rate for the Farm & Ranch line of business over the last fifteen years is approximately 1 percent.

The following table presents historical information regarding Farmer Mac's 90-day delinquencies in the Farm & Ranch line of business compared to the principal balance of all Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs:

Table 19

	Farm & Ranch Line of Business	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
December 31, 2016	$6,139,304	$21,038	0.34%
September 30, 2016	6,004,728	18,377	0.31%
June 30, 2016	5,830,533	22,093	0.38%
March 31, 2016	5,713,789	34,680	0.61%
December 31, 2015	5,725,299	32,136	0.56%
September 30, 2015	5,504,030	36,669	0.67%
June 30, 2015	5,485,570	31,852	0.58%
March 31, 2015	5,347,248	32,101	0.60%
December 31, 2014	5,417,174	18,917	0.35%

When analyzing the overall risk profile of its lines of business, Farmer Mac takes into account more than the Farm & Ranch loan delinquency percentages provided above. The lines of business also include AgVantage securities and Rural Utilities loans held and underlying LTSPCs, neither of which have any delinquencies, and USDA Securities, which are backed by the full faith and credit of the United States. Across all of Farmer Mac's lines of business, 90-day delinquencies represented 0.12 percent of total outstanding business volume as of December 31, 2016, compared to 0.20 percent as of December 31, 2015.

The following table presents outstanding Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities and 90-day delinquencies as of December 31, 2016 by year of origination, geographic region, commodity/collateral type, and original loan-to-value ratio:

Table 20

Farm & Ranch 90-Day Delinquencies as of December 31, 2016
	Distribution of Farm & Ranch Line of Business	Farm & Ranch Line of Business	90-Day Delinquencies(1)		Percentage
	(dollars in thousands)
By year of origination:
2006 and prior	13%	$787,833	$7,644		0.97%
2007	2%	149,549	549		0.37%
2008	3%	195,096	104		0.05%
2009	2%	121,098	315		0.26%
2010	3%	212,854	175		0.08%
2011	5%	286,360	233		0.08%
2012	11%	675,818	—		—%
2013	16%	968,488	603		0.06%
2014	12%	715,328	488		0.07%
2015	15%	895,122	10,927	(2)	1.22%
2016	18%	1,131,758	—		—%
Total	100%	$6,139,304	$21,038		0.34%
By geographic region(3):
Northwest	11%	$657,403	$1,716		0.26%
Southwest	29%	1,791,745	3,135		0.17%
Mid-North	34%	2,104,867	496		0.02%
Mid-South	14%	837,121	7,589		0.91%
Northeast	4%	229,679	2,243		0.98%
Southeast	8%	518,489	5,859		1.13%
Total	100%	$6,139,304	$21,038		0.34%
By commodity/collateral type:
Crops	56%	$3,410,498	$13,822		0.41%
Permanent plantings	17%	1,037,440	3,652		0.35%
Livestock	21%	1,305,844	707		0.05%
Part-time farm	5%	324,074	2,857		0.88%
Ag. Storage and Processing	1%	48,051	—		—%
Other	—	13,397	—		—%
Total	100%	$6,139,304	$21,038		0.34%
By original loan-to-value ratio:
0.00% to 40.00%	28%	$1,740,792	$4,946		0.28%
40.01% to 50.00%	23%	1,401,630	5,041		0.36%
50.01% to 60.00%	28%	1,706,099	7,945		0.47%
60.01% to 70.00%	18%	1,086,295	2,724		0.25%
70.01% to 80.00%(4)	3%	180,142	382		0.21%
80.01% to 90.00%(4)	—%	24,346	—		—%
Total	100%	$6,139,304	$21,038		0.34%

(1)
Includes loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, or in bankruptcy with at least one missed payment, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

(2)	Relates to loans that became 90-days' delinquent in fourth quarter 2016 as a result of bankruptcies filed by two borrowers.

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

Another indicator that Farmer Mac considers in analyzing the credit quality of its Farm & Ranch portfolio is the level of internally-rated "substandard" assets, both in dollars and as a percentage of the outstanding Farm & Ranch portfolio. Assets categorized as "substandard" have a well-defined weakness or weaknesses, and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected. As of December 31, 2016, Farmer Mac's substandard assets were $165.2 million (2.7 percent of the Farm & Ranch portfolio), compared to $104.5 million (1.8 percent percent of the Farm & Ranch portfolio) as of December 31, 2015. Those substandard assets were comprised of 287 loans as of December 31, 2016, compared to 234 loans as of December 31, 2015. Of the $60.7 million year-over-year increase in substandard assets in the Farm & Ranch portfolio, Farmer Mac believes that approximately two-thirds of the increase suggests a modest deterioration in the agricultural credit environment likely resulting from lower farm incomes and declining land values in some regions due to lower prices for certain commodities. Specifically, lower prices for feed grains and oilseeds in the Midwest region were the primary drivers of the deterioration. Farmer Mac expects that over time its substandard asset rate will eventually revert closer to Farmer Mac's historical average due to macroeconomic factors and the cyclical nature of the agricultural economy. Although some credit losses are inherent to the business of agricultural lending, Farmer Mac believes that any losses associated with the current agricultural credit cycle will be moderated by the strength and diversity of its portfolio, which Farmer Mac believes is adequately collateralized. Farmer Mac's average substandard assets as a percentage of its Farm & Ranch portfolio over the last 15 years is approximately 4 percent. See Note 8 to the consolidated financial statements for more information regarding credit quality indicators related to Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities.

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Farm & Ranch loans purchased and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities as of December 31, 2016 by year of origination, geographic region, and commodity/collateral type.  The purpose of this information is to present information regarding losses relative to original Farm & Ranch purchases, guarantees, and commitments.

Table 21

Farm & Ranch Credit Losses Relative to Cumulative
Original Loans, Guarantees, and LTSPCs as of December 31, 2016
	Cumulative Original Loans, Guarantees and LTSPCs	Cumulative Net Credit Losses	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
2006 and prior	$12,599,928	$21,348	0.17%
2007	716,906	4,671	0.65%
2008	810,076	3,377	0.42%
2009	543,494	1,508	0.28%
2010	651,514	—	—%
2011	762,161	3,661	0.48%
2012	1,127,622	—	—%
2013	1,391,433	—	—%
2014	925,979	—	—%
2015	1,014,478	—	—%
2016	1,210,699	—	—%
Total	$21,754,290	$34,565	0.16%
By geographic region(1):
Northwest	$2,908,883	$11,193	0.38%
Southwest	7,487,730	9,108	0.12%
Mid-North	5,540,044	12,830	0.23%
Mid-South	2,598,319	(211)	(0.01)%
Northeast	1,309,772	169	0.01%
Southeast	1,909,542	1,476	0.08%
Total	$21,754,290	$34,565	0.16%
By commodity/collateral type:
Crops	$10,036,036	$4,382	0.04%
Permanent plantings	4,393,227	9,332	0.21%
Livestock	5,328,688	3,859	0.07%
Part-time farm	1,195,916	1,319	0.11%
Ag. Storage and Processing	645,681	15,673	2.43%
Other	154,742	—	—%
Total	$21,754,290	$34,565	0.16%

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

The following tables present concentrations of Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities by commodity type within geographic region and cumulative credit losses by origination year and commodity type:

Table 22

	As of December 31, 2016
	Farm & Ranch Concentrations by Commodity Type within Geographic Region
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(dollars in thousands)
By geographic region(1):
Northwest	$329,596	$89,274	$195,740	$42,599	$—	$194	$657,403
	5.4%	1.5%	3.2%	0.7%	—%	—%	10.8%
Southwest	506,031	764,395	439,604	59,885	12,895	8,935	1,791,745
	8.2%	12.5%	7.2%	1.0%	0.2%	0.1%	29.2%
Mid-North	1,802,386	19,532	183,204	80,043	16,069	3,633	2,104,867
	29.4%	0.2%	3.0%	1.3%	0.3%	0.1%	34.3%
Mid-South	509,991	21,883	261,111	39,493	4,453	190	837,121
	8.3%	0.4%	4.2%	0.6%	0.1%	—%	13.6%
Northeast	103,458	15,087	44,592	60,875	5,584	83	229,679
	1.7%	0.2%	0.7%	1.0%	0.1%	—%	3.7%
Southeast	159,036	127,269	181,593	41,179	9,050	362	518,489
	2.6%	2.0%	3.0%	0.7%	0.1%	—%	8.4%
Total	$3,410,498	$1,037,440	$1,305,844	$324,074	$48,051	$13,397	$6,139,304
	55.6%	16.8%	21.3%	5.3%	0.8%	0.2%	100.0%

(1)
Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Table 23

	As of December 31, 2016
	Farm & Ranch Cumulative Credit Losses/(Recoveries) by Origination Year and Commodity Type
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Total
	(in thousands)
By year of origination:
2006 and Prior	$575	$9,173	$3,011	$901	$7,688	$21,348
2007	1,083	11	779	288	2,510	4,671
2008	2,626	—	—	130	621	3,377
2009	98	148	69	—	1,193	1,508
2010	—	—	—	—	—	—
2011	—	—	—	—	3,661	3,661
2012	—	—	—	—	—	—
2013	—	—	—	—	—	—
2014	—	—	—	—	—	—
2015	—	—	—	—	—	—
2016	—	—	—	—	—	—
Total	$4,382	$9,332	$3,859	$1,319	$15,673	$34,565

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

Farmer Mac approves AgVantage counterparties and manages institutional credit risk related to those AgVantage counterparties by requiring them to meet Farmer Mac's standards for creditworthiness for the particular counterparty and transaction.  The required collateralization level is established at the time the AgVantage facility is entered into with the counterparty and does not change during the life of the AgVantage securities issued under such facility.  In AgVantage transactions, the corporate obligor is required to remove from the pool of pledged collateral any loan that becomes more than 30 days delinquent in the payment of principal or interest and to substitute an eligible loan that is current in payment to maintain the minimum required collateralization level.  In the event of a default on the general obligation, Farmer Mac would have recourse to the pledged collateral and have rights to the ongoing borrower payments of principal and interest. For Farm Equity AgVantage counterparties, Farmer Mac also requires that the counterparty generally (1) maintain a higher collateralization level, through lower loan-to-value ratio thresholds and higher overcollateralization than required for traditional AgVantage securities and (2) comply with specified financial covenants for the life of the related Farm Equity AgVantage security to avoid default. For a more detailed description of AgVantage securities, see "Business—Farmer Mac's Lines of Business—Institutional Credit—AgVantage Securities."

The unpaid principal balance of outstanding on-balance sheet AgVantage securities secured by loans eligible for the Farm & Ranch line of business totaled $3.7 billion as of December 31, 2016 and $3.4 billion as of December 31, 2015. The unpaid principal balance of on-balance sheet AgVantage securities secured by loans eligible for the Rural Utilities line of business totaled $2.3 billion as of December 31, 2016 and $2.1 billion as of December 31, 2015. In addition, the unpaid principal balance of outstanding off-balance sheet AgVantage transactions totaled $1.3 billion as of both December 31, 2016 and 2015.

The following table provides information about the issuers of AgVantage securities, as well as the required collateralization levels for those transactions as of December 31, 2016 and 2015:

Table 24

	As of December 31, 2016			As of December 31, 2015
Counterparty	Balance	Credit Rating	Required Collateralization	Balance	Credit Rating	Required Collateralization
	(dollars in thousands)
AgVantage:
MetLife	$2,550,000	AA-	103%	$2,550,000	AA-	103%
CFC(1)	2,594,402	A	100%	2,384,257	A	100%
Rabo Agrifinance, Inc.	1,800,000	None	106%	1,500,000	None	106%
Other(2)	86,373	(3)	106% to 125%	95,716	(3)	102% to 125%
Farm Equity AgVantage(4)	256,911	None	110%	194,281	None	110%
Total outstanding	$7,287,686			$6,724,254

(1)
Includes $300.0 million related to a revolving floating rate AgVantage facility. Farmer Mac receives a fixed fee based on the full dollar amount of the facility. This facility had not been drawn upon as of either December 31, 2016 and 2015.

(2)	Consists of AgVantage securities issued by 6 different issuers as of both December 31, 2016 and 2015.

(3)
Includes $86.4 million related to 6 issuers without a credit rating as of December 31, 2016 and $70.4 million related to 5 issuers without a credit rating and $25.3 million related to an issuer with a credit rating of BBB- as of December 31, 2015.

(4)	Consists of securities from 3 separate issuers as of December 31, 2016 and 2 separate issuers as of December 31, 2015.

Farmer Mac manages institutional credit risk related to lenders and servicers by requiring those institutions to meet Farmer Mac's standards for creditworthiness.  Farmer Mac monitors the financial condition of those institutions by evaluating financial statements and bank credit rating agency reports.  For more information about Farmer Mac's lender eligibility requirements, see "Business—Farmer Mac's Lines of Business—Farm & Ranch—Approved Lenders" and "Business—Farmer Mac's Lines of Business—Rural Utilities—Approved Lenders."

Farmer Mac manages institutional credit risk related to its interest rate swap counterparties through collateralization provisions contained in each of its swap agreements that varies based on the market value of its swaps portfolio with each counterparty. Furthermore, rules jointly issued by various prudential regulators, including the FCA, establish minimum requirements for the exchange of initial and variation margin between Farmer Mac and its swap dealer counterparties in non-cleared swaps transactions. Effective March 1, 2017, Farmer Mac was required to exchange variation margin with its swap dealer counterparties in non-cleared swaps transactions entered into following the effective date at a zero threshold level pursuant to these new rules. In addition, Farmer Mac transacts interest rate swaps with multiple counterparties to ensure a more even distribution of institutional credit risk related to its swap transactions. As a result of mandatory clearing rules for certain interest rate derivative transactions enacted under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), Farmer Mac uses the clearing process for cleared swap transactions as another mechanism for managing its derivative counterparty risk. Credit risk related to interest rate swap contracts is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Interest Rate Risk" and Note 6 to the consolidated financial statements.

Credit Risk – Other Investments. As of December 31, 2016, Farmer Mac had $0.3 billion of cash and cash equivalents and $2.5 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's internal policies as well as FCA regulations, which establish limitations on dollar amount, issuer concentration, and credit quality. Those regulations can be found at 12 C.F.R. §§ 652.1-652.45 (the "Liquidity and Investment Regulations"). In addition to establishing a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize Farmer Mac's exposure to financial market volatility, preserve capital, and support Farmer Mac's access to the debt markets.

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

The Liquidity and Investment Regulations and Farmer Mac's policies also establish concentration limits, which are intended to limit exposure to any one counterparty. Although the Liquidity and Investment Regulations limit Farmer Mac's total credit exposure to any single issuer of securities and uncollateralized financial derivatives to 25 percent of Farmer Mac's regulatory capital (as of December 31, 2016, 25 percent of Farmer Mac's regulatory capital was $154.3 million), Farmer Mac's current policy limits this total credit exposure to 5 percent of its regulatory capital (as of December 31, 2016, 5 percent of Farmer Mac's regulatory capital was $30.9 million). These exposure limits do not apply to obligations of the United States or GSEs, though Farmer Mac is restricted by the Liquidity and Investment Regulations and its own policy from investing more than 100 percent of its regulatory capital in any one GSE.

On February 23, 2016, FCA published a proposed rule in the Federal Register to amend the Liquidity and Investment Regulations to comply with Section 939A of the Dodd-Frank Act by removing references and requirements relating to credit ratings and replacing them with other standards of creditworthiness, as well as to revise the eligibility criteria and exposure limits for certain types of investments. Farmer Mac submitted comments on this proposed rule to FCA on April 25, 2016 and expects a final rule to be issued during 2017. Farmer Mac expects that it will be able to successfully adapt to FCA's proposed amendments of the Liquidity and Investment Regulations.

Interest Rate Risk.  Farmer Mac is subject to interest rate risk on all assets retained on its balance sheet because of possible timing differences in the cash flows of the assets and related liabilities.  This risk is primarily related to loans held, Farmer Mac Guaranteed Securities (excluding AgVantage securities), and USDA Securities due to the ability of borrowers to prepay their loans before the scheduled maturities, thereby increasing the risk of asset and liability cash flow mismatches.  Cash flow mismatches in a changing interest rate environment can reduce the earnings of Farmer Mac if assets repay sooner than expected and the resulting cash flows must be reinvested in lower-yielding investments when Farmer Mac's funding costs cannot be correspondingly reduced, or if assets repay more slowly than expected and the associated debt must be replaced by higher-cost debt. As discussed below, Farmer Mac manages this interest rate risk by funding assets purchased with liabilities matching the duration and cash flow characteristics of the assets purchased.

Interest Rate Risk Management

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

In certain cases, yield maintenance provisions and other prepayment penalties contained in agricultural real estate mortgage loans and rural utilities loans reduce, but do not eliminate, prepayment risk.  Those provisions require borrowers to make an additional payment when they prepay their loans, thus compensating Farmer Mac for the shortened duration of the prepaid loan.  As of December 31, 2016, less than 1 percent of the total outstanding balance of loans in the Farm & Ranch line of business where Farmer Mac either owned the loan or the beneficial interest in the underlying loan had yield maintenance provisions or other forms of prepayment protection (together covering less than 2 percent of all loans with fixed interest rates).  Of the Farm & Ranch loans purchased in 2016, none had yield maintenance or another form of prepayment protection. As of December 31, 2016, none of Farmer Mac's USDA Securities had yield maintenance provisions; however, 5 percent contained other prepayment penalties.  Of the USDA Securities purchased in 2016, 7 percent contained various forms of prepayment penalties.  As of December 31, 2016, 62 percent of the Rural Utilities loans owned by Farmer Mac had yield maintenance provisions. Of the Rural Utilities loans purchased in 2016, 59 percent contained prepayment penalties.

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

Farmer Mac's $0.3 billion of cash and cash equivalents mature within three months and are funded with discount notes having similar maturities. As of December 31, 2016, $2.4 billion of the $2.5 billion of investment securities (94 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year. Those securities are funded with effectively floating rate debt that closely matches the rate adjustment dates of the associated investments. As of December 31, 2016, Farmer Mac had outstanding discount notes of $3.8 billion, medium-term notes that mature within one year of $4.7 billion, and medium-term notes that mature after one year of $5.2 billion.

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

Interest Rate Risk Metrics

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

The following schedule summarizes the results of Farmer Mac's MVE and NII sensitivity analysis as of December 31, 2016 and 2015 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

Table 25

	Percentage Change in MVE from Base Case
Interest Rate Scenario	As of December 31, 2016	As of December 31, 2015
+100 basis points	(2.5)%	0.7%
-25 basis points	(0.2)%	(1.3)%

	Percentage Change in NII from Base Case
Interest Rate Scenario	As of December 31, 2016	As of December 31, 2015
+100 basis points	3.0%	4.4%
-25 basis points	(1.3)%	(0.4)%

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

As of December 31, 2016, Farmer Mac's effective duration gap was 0.1 months, compared to negative 1.6 months as of December 31, 2015.  During 2016, short- and intermediate-term interest rates increased materially. This rate movement lengthened the duration of Farmer Mac's assets relative to its liabilities, thereby reducing Farmer Mac's duration gap and shifting slightly Farmer Mac's MVE sensitivity. Farmer Mac's overall interest rate sensitivity remained relatively stable and at relatively low levels during the year.

Financial Derivatives Transactions

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

As of December 31, 2016, Farmer Mac had $8.1 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to twenty-five years, of which $2.3 billion were pay-fixed interest rate swaps, $5.0 billion were receive-fixed interest rate swaps, and $0.8 billion were basis swaps.

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

As discussed in Note 6 to the consolidated financial statements, all financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Changes in the fair values of financial derivatives are reported in "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in fair value hedge accounting relationships, changes in the fair values of the hedged items related to the risk being hedged are also reported in "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations. The accrual of the contractual amounts due on the financial derivative is included as an adjustment to the yield of the hedged item and is reported in net interest income. For financial derivatives designated in cash flow hedge accounting relationships, the effective portion of the derivative gain/loss is recorded in other comprehensive income. Amounts are disclosed as a reclassification out of other comprehensive income and affecting net interest income when the hedged transaction occurs and affects earnings. Any ineffective portion of designated hedge transactions is recognized immediately in "Gains/(losses) on financial derivatives and hedging activities."  All of Farmer Mac's financial derivatives transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty.  As of December 31, 2016, Farmer Mac had $0.2 million uncollateralized net exposures to two counterparties. As of December 31, 2015, Farmer Mac had uncollateralized net exposures of $47,000 to one counterparty.

Basis Risk

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

Farmer Mac primarily uses the last two options identified in the list above to fund these floating rate assets because this funding strategy is usually the most effective way to provide an interest rate match, maintain a suitable liquidity profile, and lower Farmer Mac’s cost of funds. As funding for these floating rate assets matures, Farmer Mac seeks to refinance the debt associated with these assets in a similar fashion to achieve an appropriate interest rate match for the remaining life of the assets. However, if the rates on Farmer Mac’s discount notes or medium-term notes deteriorate relative to LIBOR during the time between when these floating rate assets were first funded and when Farmer Mac refinances the associated debt, Farmer Mac is exposed to a commensurate reduction in its net effective spread on the associated assets. Conversely, if the rates on Farmer Mac’s discount notes or medium-term notes improve relative to LIBOR during that time, Farmer Mac would benefit from a commensurate increase in its net effective spread on those assets.

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

To mitigate this basis risk, Farmer Mac seeks to issue debt of sufficient maturity to reduce the frequency of required refinancing of that debt over the life of the associated asset. As of December 31, 2016, Farmer Mac held $6.4 billion of floating-rate assets in its lines of business and its liquidity investment portfolio that reset on the basis of floating rate market indexes, primarily one-month and three-month LIBOR. As of the same date, Farmer Mac also had $2.3 billion of interest rate swaps outstanding where Farmer Mac pays a fixed rate of interest and receives a floating rate of interest.

During fourth quarter 2015 and into first quarter 2016, the levels at which Farmer Mac issued discount notes and medium-term notes deteriorated versus LIBOR. Farmer Mac believes that this deterioration was caused by a significant compression of spreads between U.S. Treasury interest rates and corresponding interest rate swap rates, and was not related to any developments specific to Farmer Mac. In response to this deterioration, Farmer Mac adjusted its funding strategies to take advantage of lower cost LIBOR-based funding opportunities, while minimizing the effects of the more expensive index sectors of the LIBOR-based funding market. Short-term funding levels improved over the course of 2016, and in many cases improved to levels that are attractive compared to Farmer Mac's historical experience.

Liquidity and Capital Resources

Farmer Mac regularly accesses the capital markets for funding, and Farmer Mac has maintained access to the capital markets at favorable rates throughout 2015 and 2016. Assuming continued access to the capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac also has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets. That plan involves borrowing through repurchase agreement arrangements and the sale of liquid assets. Farmer Mac is required to maintain a minimum of 90 days of liquidity under the Liquidity and Investment Regulations. In accordance with the methodology for calculating available days of liquidity prescribed by those regulations, Farmer Mac maintained an average of 158 days of liquidity during 2016 and had 165 days of liquidity as of December 31, 2016.

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

Farmer Mac's board of directors has authorized the issuance of up to $18.0 billion of discount notes and medium-term notes (of which $13.7 billion was outstanding as of December 31, 2016), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac invests the proceeds of its debt issuances in purchases of loans, USDA Securities, Farmer Mac Guaranteed Securities, and investment assets in accordance with policies established by its board of directors and subject to regulations established by FCA.

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

Farmer Mac maintains cash, cash equivalents (including U.S. Treasury securities and other short-term money market instruments), and other investment securities that can be drawn upon for liquidity needs.  The following table presents these assets as of December 31, 2016 and 2015:

Table 26

	As of December 31, 2016	As of December 31, 2015
	(in thousands)
Cash and cash equivalents	$265,229	$1,210,084
Investment securities:
Guaranteed by U.S. Government and its agencies	1,423,850	1,558,003
Guaranteed by GSEs	1,044,261	1,114,148
Corporate debt securities	10,041	19,985
Asset-backed securities	37,699	83,380
Total	$2,781,080	$3,985,600

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

The carrying value of Farmer Mac's ARCs investments was $17.7 million as of December 31, 2016, compared to $44.9 million as of December 31, 2015. During first quarter 2016, Farmer Mac sold two available-for-sale auction rate certificates and received gross proceeds of $26.8 million, resulting in a realized loss of $0.1 million, which Farmer Mac had recognized in third quarter 2015 as other-than-temporary impairment losses. As of December 31, 2016, Farmer Mac's carrying value of all of its ARCs investments was 90 percent of par.  The discounted carrying value reflects uncertainty regarding the ability to obtain par in the absence of any active market trading. See Note 13 to the consolidated financial statements for more information on the carrying value of ARCs.

Capital Requirements. Farmer Mac is subject to the following capital requirements – minimum, critical, and risk-based. Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. The minimum capital requirement is expressed as a percentage of on-balance sheet assets and off-balance sheet obligations. The critical capital requirement is equal to one-half of the minimum capital amount. Farmer Mac's statutory charter does not specify the required level of risk-based capital but directs FCA to establish a risk-based capital stress test for Farmer Mac, using specified stress test parameters. Certain enforcement powers are given to FCA depending on Farmer Mac's compliance with these capital standards. As of December 31, 2016, Farmer Mac was in compliance with its statutory capital requirements and was classified as within "level I" (the highest compliance level). See Note 9 to the consolidated financial statements for more information about Farmer Mac's capital position and see "Business—Government Regulation of Farmer Mac—Capital Standards" for more information on the capital requirements applicable to Farmer Mac.

In accordance with FCA's rule on capital planning, Farmer Mac's board of directors has adopted a policy for maintaining a sufficient level of "Tier 1" capital (consisting of retained earnings, paid-in-capital, common stock, qualifying preferred stock, and accumulated other comprehensive income allocable to investments not included in one of the four operating lines of business). That policy imposes restrictions on Tier 1-eligible dividends and any discretionary bonus payments in the event that Tier 1 capital falls below specified thresholds. As of December 31, 2016 and 2015, Farmer Mac's Tier 1 capital ratio was 12.7% and 10.5%, respectively. The increase in the Tier 1 capital ratio from year-end 2015 was due primarily to an adjustment made during 2016 to eliminate certain interest rate risk components of the risk weighting of assets to reflect the fact that Farmer Mac pursues a match funding approach to funding its assets and therefore does not bear material interest rate risk in its portfolio. The impact of this change to eliminate certain interest rate risk components of risk weighted assets served to increase the Tier 1 capital ratio by 320 basis points. This increase was offset in part by an increase in risk weighted assets primarily resulting from growth in outstanding business volume. For more information about Farmer Mac's capital adequacy policy and FCA's rule on capital planning, see "Business—Government Regulation of Farmer Mac—Capital Standards." As of December 31, 2016, Farmer Mac was in compliance with its capital adequacy policy.

Contractual Obligations.  The following table presents the amount and timing of Farmer Mac's known, fixed, and determinable contractual obligations by payment date as of December 31, 2016.  The payment amounts represent those amounts contractually due to the recipient (including return of discount and interest on debt) and do not include unamortized premiums or discounts or other similar carrying value adjustments.

Table 27

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Discount notes(1)	$3,797,285	$—	$—	$—	$3,797,285
Medium-term notes(1)	4,651,300	3,018,936	1,099,255	1,111,307	9,880,798
Interest payments on fixed rate medium-term notes(2)	91,647	127,619	82,693	151,521	453,480
Interest payments on floating rate medium-term notes(3)	19,849	13,887	4,935	6,961	45,632
Operating lease obligations(4)	1,455	2,886	2,886	4,069	11,296
Purchase obligations(5)	1,063	969	691	—	2,723

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

(3)
Calculated using the effective interest rates as of December 31, 2016.  As a result, these amounts do not reflect the effects of changes in the contractual interest rates effective on future interest rate reset dates.

(4)
Includes amounts due under non-cancellable operating leases for office space and office equipment. See Note 12 to the consolidated financial statements for more information regarding Farmer Mac's minimum lease payments for office space.

(5)
Includes minimum amounts due under non-cancellable agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms.  These agreements include, among others, agreements for the provision of consulting services, information technology support, equipment maintenance, and financial analysis software and services.  The amounts actually paid under these agreements will likely be higher due to the variable components of some of these agreements under which the ultimate obligation owed is determined by reference to actual usage or hours worked.  The table does not include amounts due under agreements that are cancellable without penalty or further payment as of December 31, 2016 and therefore do not represent enforceable and legally binding obligations.  The table also does not include amounts due under the terms of the employment agreement with Farmer Mac's President and CEO (the only member of senior management with an employment agreement); nor does it include payments that are based on a varying outstanding loan volume (such as servicing fees), as those payments are not known, fixed, and determinable contractual obligations.

Farmer Mac enters into financial derivatives contracts under which it either receives cash from counterparties, or is required to pay cash to them, depending on changes in interest rates.  Financial derivatives are carried on the consolidated balance sheets at fair value, representing the net present value of expected future cash payments or receipts based on market interest rates as of the balance sheet date adjusted for the consideration of credit risk of Farmer Mac and its counterparties.  The fair values of the contracts change daily as market interest rates change.  Because the financial derivative liabilities recorded on the consolidated balance sheet as of December 31, 2016 do not represent the amounts that may ultimately be paid under the financial derivative contracts, those liabilities are not included in the table of contractual obligations presented above.  Further information regarding financial derivatives is included in Note 2(h) and Note 6 to the consolidated financial statements.

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

Table 28

	As of December 31,
	2016	2015
	(in thousands)
LTSPCs(1)	$3,088,007	$2,776,137
Mandatory commitments to purchase loans and USDA Securities	114,486	65,416

(1)	As of December 31, 2016 and 2015, includes $20.0 million and $8.8 million, respectively, related to one-year loan purchase commitments on which Farmer Mac receives a nominal unused commitment fee.

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

As of December 31, 2016 and 2015, outstanding off-balance sheet LTSPCs and Farmer Mac Guaranteed Securities totaled $4.9 billion and $4.6 billion, respectively.  The following table presents the balance of outstanding LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2016 and 2015:

Table 29

Outstanding Balance of LTSPCs and Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of December 31,
	2016	2015
	(in thousands)
Farm & Ranch obligations:
LTSPCs	$2,209,409	$2,253,273
Farm & Ranch Guaranteed Securities	415,441	514,051
Total Farm & Ranch obligations	2,624,850	2,767,324
USDA Guarantees obligations:
Farmer Mac Guaranteed USDA Securities	103,976	10,272
Rural Utilities obligations:
LTSPCs(1)	878,598	522,864
Institutional Credit obligations:
AgVantage Securities	983,214	984,871
Revolving floating rate AgVantage facility(2)	300,000	300,000
Total Institutional Credit obligations	1,283,214	1,284,871
Total off-balance sheet	$4,890,638	$4,585,331

(1)	As of December 31, 2016 and 2015, includes $20.0 million and $8.8 million, respectively, related to one-year loan purchase commitments on which Farmer Mac receives a nominal unused commitment fee.

(2)
As of both December 31, 2016 and 2015, this facility had not been utilized. Farmer Mac receives a fixed fee based on the full dollar amount of the facility. If the counterparty draws on the facility, the amounts drawn will be presented as AgVantage Securities, and Farmer Mac will earn interest income on those securities

See "—Risk Management—Credit Risk – Loans and Guarantees" and Notes 2(d), 2(f), 5 and 12 to the consolidated financial statements for more information about Farmer Mac Guaranteed Securities and Notes 2(o) and 12 to the consolidated financial statements for more information about LTSPCs.

Regulatory Matters

The Dodd-Frank Act contains a variety of provisions designed to regulate financial markets. Certain provisions of the Dodd-Frank Act, including those regarding derivatives, corporate governance, and executive compensation, apply to Farmer Mac. On October 22, 2015, the Federal Reserve Board, FCA, the Federal Deposit Insurance Corporation, the Federal Housing Finance Agency, and the Office of the Comptroller of the Currency adopted a joint final rule to establish minimum requirements for the exchange of initial and variation margin between swap dealers or major swap participants and their counterparties to non-cleared swaps. This final rule establishes zero threshold requirements for the exchange of variation margin between Farmer Mac and its swap dealer counterparties in non-cleared swaps transactions entered into following March 1, 2017, the effective date of this requirement. Farmer Mac does not expect that any of the final rules that have been adopted under the Dodd-Frank Act or that may be adopted will have a material effect on Farmer Mac's business activities and operations or financial condition. Farmer Mac will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act and expects to be able to adapt successfully to any new applicable legislative and regulatory requirements.

Other Matters

The expected effects of recently issued accounting pronouncements on the consolidated financial statements are presented in Note2(r) to the consolidated financial statements.

Supplemental Information

The following tables present quarterly and annual information regarding new business volume, repayments, and outstanding business volume:

Table 30

New Business Volume
	Farm & Ranch		USDA Guarantees	Rural Utilities		Institutional Credit
	Loans	LTSPCs	USDA Securities	Loans	LTSPCs	AgVantage	Total
	(in thousands)
For the quarter ended:
December 31, 2016	$243,692	$117,265	$129,343	$10,800	$20,000	$247,154	$768,254
September 30, 2016	282,690	155,657	119,201	20,000	—	528,234	1,105,782
June 30, 2016	241,093	58,156	133,745	10,000	421,404	396,245	1,260,643
March 31, 2016	198,548	68,017	98,968	9,691	—	927,219	1,302,443
December 31, 2015	245,252	185,919	72,442	46,082	—	14,391	564,086
September 30, 2015	175,965	79,621	91,374	53,552	522,262	506,602	1,429,376
June 30, 2015	196,927	102,944	123,933	—	—	307,250	731,054
March 31, 2015	130,224	59,311	89,186	8,703	—	214,915	502,339
December 31, 2014	196,058	72,045	86,942	6,972	—	454,490	816,507

For the year ended:
December 31, 2016	966,023	399,095	481,257	50,491	441,404	2,098,852	4,437,122
December 31, 2015	748,368	427,795	376,935	108,337	522,262	1,043,158	3,226,855

Table 31

Repayments of Assets by Line of Business
	Farm & Ranch			USDA Guarantees	Rural Utilities		Institutional Credit
	Loans	Guaranteed Securities	LTSPCs	USDA Securities	Loans	LTSPCs	AgVantage	Total
	(in thousands)
For the quarter ended:
Scheduled	$20,566	$15,209	$21,546	$21,325	$—	$15,929	$311,739	$406,314
Unscheduled	47,156	10,767	111,137	34,477	4,427	—	2,240	210,204
December 31, 2016	$67,722	$25,976	$132,683	$55,802	$4,427	$15,929	$313,979	$616,518

Scheduled	$47,221	$7,954	$39,192	$22,626	$26,522	$58,177	$559,895	$761,587
Unscheduled	85,583	17,108	67,094	36,099	2,108	—	5,000	212,992
September 30, 2016	$132,804	$25,062	$106,286	$58,725	$28,630	$58,177	$564,895	$974,579

Scheduled	$10,769	$9,876	$34,610	$34,434	$82	$7,424	$66,699	$163,894
Unscheduled	64,184	8,947	54,119	68,535	—	—	—	195,785
June 30, 2016	$74,953	$18,823	$88,729	$102,969	$82	$7,424	$66,699	$359,679

Scheduled	$42,555	$17,866	$42,619	$42,969	$25,966	$4,140	$589,847	$765,962
Unscheduled	91,510	10,883	72,642	44,694	—	—	—	219,729
March 31, 2016	$134,065	$28,749	$115,261	$87,663	$25,966	$4,140	$589,847	$985,691

Scheduled	$6,689	$16,884	$26,265	$18,981	$11,234	$4,165	$15,154	$99,372
Unscheduled	59,280	22,534	78,250	33,809	—	—	—	193,873
December 31, 2015	$65,969	$39,418	$104,515	$52,790	$11,234	$4,165	$15,154	$293,245

Scheduled	$37,524	$11,178	$45,943	$19,785	$25,662	$4,033	$609,524	$753,649
Unscheduled	70,242	11,164	61,075	35,394	—	—	—	177,875
September 30, 2015	$107,766	$22,342	$107,018	$55,179	$25,662	$4,033	$609,524	$931,524

Scheduled	$8,687	$11,126	$34,064	$31,064	$19	$—	$9,245	$94,205
Unscheduled	48,659	11,299	47,714	45,357	13,910	—	—	166,939
June 30, 2015	$57,346	$22,425	$81,778	$76,421	$13,929	$—	$9,245	$261,144

Scheduled	$39,803	$21,163	$53,747	$33,388	$25,805	$—	$81,922	$255,828
Unscheduled	59,731	16,687	68,330	38,914	390	—	—	184,052
March 31, 2015	$99,534	$37,850	$122,077	$72,302	$26,195	$—	$81,922	$439,880

Scheduled	$7,000	$19,821	$28,472	$16,966	$—	$—	$9,349	$81,608
Unscheduled	29,284	21,907	58,882	31,890	—	—	—	141,963
December 31, 2014	$36,284	$41,728	$87,354	$48,856	$—	$—	$9,349	$223,571

For the year ended:
Scheduled	$121,111	$50,905	$137,967	$121,354	$52,570	$85,670	$1,528,180	$2,097,757
Unscheduled	288,433	47,705	304,992	183,805	6,535	—	7,240	838,710
December 31, 2016	$409,544	$98,610	$442,959	$305,159	$59,105	$85,670	$1,535,420	$2,936,467

Scheduled	$92,703	$60,351	$160,019	$103,218	$62,720	$8,198	$715,845	$1,203,054
Unscheduled	237,912	61,684	255,369	153,474	14,300	—	—	722,739
December 31, 2015	$330,615	$122,035	$415,388	$256,692	$77,020	$8,198	$715,845	$1,925,793

Table 32

Lines of Business - Outstanding Business Volume
	Farm & Ranch			USDA Guarantees	Rural Utilities		Institutional Credit
	Loans	Guaranteed Securities	LTSPCs	USDA Securities	Loans	LTSPCs	AgVantage	Total
	(in thousands)
As of:
December 31, 2016	$3,514,454	$415,441	$2,209,409	$2,094,375	$999,512	$878,598	$7,287,686	$17,399,475
September 30, 2016	3,338,484	441,417	2,224,827	2,020,834	993,139	874,527	7,354,511	17,247,739
June 30, 2016	3,188,598	466,479	2,175,456	1,960,358	1,001,769	932,704	7,391,172	17,116,536
March 31, 2016	3,022,458	485,302	2,206,029	1,929,582	991,851	518,724	7,061,626	16,215,572
December 31, 2015	2,957,975	514,051	2,253,273	1,918,277	1,008,126	522,864	6,724,254	15,898,820
September 30, 2015	2,778,692	553,469	2,171,869	1,898,625	982,078	518,229	6,725,017	15,627,979
June 30, 2015	2,710,493	575,811	2,199,266	1,862,430	954,188	—	6,827,939	15,130,127
March 31, 2015	2,570,912	598,236	2,178,100	1,814,918	968,117	—	6,529,934	14,660,217
December 31, 2014	2,540,222	636,086	2,240,866	1,798,034	985,609	—	6,396,941	14,597,758

Table 33

On-Balance Sheet Outstanding Business Volume
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
December 31, 2016	$5,346,011	$2,274,535	$4,888,291	$12,508,837
September 30, 2016	5,278,332	2,212,946	4,869,765	12,361,043
June 30, 2016	5,201,386	2,157,342	4,867,336	12,226,064
March 31, 2016	4,942,566	2,296,767	4,468,045	11,707,378
December 31, 2015	4,923,163	2,271,960	4,118,366	11,313,489
September 30, 2015	4,889,894	2,147,916	4,049,361	11,087,171
June 30, 2015	5,136,559	2,118,999	4,102,075	11,357,633
March 31, 2015	5,006,542	2,020,600	3,857,363	10,884,505
December 31, 2014	5,020,085	2,002,943	3,697,272	10,720,300

The following table presents the quarterly net effective spread by segment:

Table 34

	Net Effective Spread by Line of Business(1)
	Farm & Ranch		USDA Guarantees		Rural Utilities		Institutional Credit		Corporate		Net Effective Spread
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
For the quarter ended:
December 31, 2016	$10,349	1.78%	$5,334	1.08%	$2,623	1.05%	$11,627	0.78%	$1,995	0.26%	$31,928	0.89%
September 30, 2016	10,703	1.90%	5,189	1.07%	2,643	1.05%	11,427	0.75%	2,237	0.24%	32,199	0.86%
June 30, 2016	9,875	1.78%	4,588	0.96%	2,562	1.03%	11,407	0.77%	2,594	0.29%	31,026	0.84%
March 31, 2016	9,461	1.71%	4,308	0.91%	2,538	1.02%	11,090	0.80%	2,552	0.26%	29,949	0.82%
December 31, 2015	9,381	1.72%	4,518	0.96%	2,845	1.14%	10,899	0.80%	2,306	0.26%	29,949	0.85%
September 30, 2015	9,628	1.80%	4,630	0.99%	2,907	1.18%	11,271	0.81%	1,951	0.25%	30,387	0.88%
June 30, 2015	9,681	1.82%	4,466	0.98%	2,838	1.18%	10,860	0.78%	1,942	0.25%	29,787	0.88%
March 31, 2015(2)	10,114	1.97%	4,225	0.95%	2,804	1.15%	10,425	0.77%	1,689	0.20%	29,257	0.86%
December 31, 2014	8,682	1.71%	5,250	1.19%	2,908	1.18%	9,870	0.78%	1,732	0.26%	28,442	0.91%

(1)
Net effective spread is a non-GAAP measure. See Note 14 to the consolidated financial statements for a reconciliation of GAAP net interest income by line of business to net effective spread by line of business for the years ended December 31, 2016, 2015, and 2014.

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

The following table presents quarterly core earnings reconciled to net income attributable to common stockholders:

Table 35

Core Earnings by Quarter Ended
	December 2016	September 2016	June 2016	March 2016	December 2015	September 2015	June 2015	March 2015	December 2014
	(in thousands)
Revenues:
Net effective spread	$31,928	$32,199	$31,026	$29,949	$29,949	$30,387	$29,787	$29,257	$28,442
Guarantee and commitment fees	5,158	4,533	4,810	4,669	4,730	4,328	4,085	4,012	4,097
Other(1)	1,189	(32)	(125)	(517)	(284)	(93)	(24)	(405)	(1,285)
Total revenues	38,275	36,700	35,711	34,101	34,395	34,622	33,848	32,864	31,254

Credit related (income)/expense:
Provision for/(release of) losses	512	(31)	458	63	(49)	(303)	1,256	(696)	(479)
REO operating expenses	—	—	—	39	44	48	—	(1)	48
(Gains)/losses on sale of REO	—	(15)	—	—	—	—	—	1	28
Total credit related (income)/expense	512	(46)	458	102	(5)	(255)	1,256	(696)	(403)

Operating expenses:
Compensation and employee benefits	5,949	5,438	5,611	5,774	5,385	5,236	5,733	5,693	4,971
General and administrative	4,352	3,474	3,757	3,526	3,238	3,676	3,374	2,823	2,992
Regulatory fees	625	613	612	613	613	600	600	600	600
Total operating expenses	10,926	9,525	9,980	9,913	9,236	9,512	9,707	9,116	8,563

Net earnings	26,837	27,221	25,273	24,086	25,164	25,365	22,885	24,444	23,094
Income tax expense(2)	9,581	9,497	8,956	8,444	8,855	8,924	8,091	6,692	4,858
Net income/(loss) attributable to non-controlling interest	28	(18)	(16)	(28)	(60)	(36)	(119)	5,354	5,414
Preferred stock dividends	3,296	3,295	3,296	3,295	3,296	3,295	3,296	3,295	3,296
Core earnings	$13,932	$14,447	$13,037	$12,375	$13,073	$13,182	$11,617	$9,103	$9,526

Reconciling items:
Unrealized gains/(losses) on financial derivatives and hedging activities	17,233	1,460	(2,076)	(2,989)	2,743	(6,906)	15,982	(895)	(5,719)
Unrealized (losses)/gains on trading assets	(474)	1,182	394	358	696	(8)	170	362	1,044
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(40)	(157)	(371)	(281)	(263)	(117)	(125)	(814)	(1,247)
Net effects of settlements on agency forward contracts	1,024	464	466	(255)	(162)	(390)	197	(252)	(46)
Loss on retirement of Farmer Mac II LLC Preferred Stock	—	—	—	—	—	—	—	(8,147)	—
Income tax effect related to reconciling items	(6,210)	(1,032)	556	1,109	(1,055)	2,598	(5,679)	2,461	2,089
Net income attributable to common stockholders	$25,465	$16,364	$12,006	$10,317	$15,032	$8,359	$22,162	$1,818	$5,647

(1)
Fourth quarter 2014 includes $13.6 million of interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased and $12.8 million of gains on securities sold, not yet purchased.

(2)	Fourth quarter 2014 reflects a reduction of $1.4 million in the tax valuation allowance against capital loss carryforwards related to capital gains on securities sold, not yet purchased.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Farmer Mac is exposed to market risk from changes in interest rates.  Farmer Mac manages this market risk by entering into various financial transactions, including financial derivatives, and by monitoring and measuring its exposure to changes in interest rates.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Interest Rate Risk" for more information about Farmer Mac's exposure to interest rate risk and its strategies to manage such risk.  For information regarding Farmer Mac's use of financial derivatives and related accounting policies, see Note 6 to the consolidated financial statements.

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

Farmer Mac's internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Farmer Mac; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Farmer Mac are being made only in accordance with authorizations of management and directors of Farmer Mac; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Farmer Mac's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of Farmer Mac's Chief Executive Officer and Chief Financial Officer, Farmer Mac's management assessed the effectiveness of Farmer Mac's internal control over financial reporting as of December 31, 2016.  In making this assessment, Farmer Mac's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).  Based on its evaluation under the COSO criteria, management concluded that Farmer Mac's internal control over financial reporting as of December 31, 2016 was effective.

Farmer Mac's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of Farmer Mac's internal control over financial reporting as of December 31, 2016, as stated in their report appearing below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of the Federal Agricultural Mortgage Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income/(loss), of equity, and of cash flows present fairly, in all material respects, the financial position of the Federal Agricultural Mortgage Corporation and its subsidiaries (the “Company”) at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 9, 2017

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2016	December 31, 2015
	(in thousands)
Assets:
Cash and cash equivalents	$265,229	$1,210,084
Investment securities:
Available-for-sale, at fair value	2,515,851	2,775,025
Trading, at fair value	—	491
Total investment securities	2,515,851	2,775,516
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value	4,853,685	4,152,605
Held-to-maturity, at amortized cost	1,149,231	1,274,016
Total Farmer Mac Guaranteed Securities	6,002,916	5,426,621
USDA Securities:
Available-for-sale, at fair value	—	1,888,344
Trading, at fair value	20,388	28,975
Held-to-maturity, at amortized cost	2,009,225	—
Total USDA Securities	2,029,613	1,917,319
Loans:
Loans held for investment, at amortized cost	3,379,884	3,258,413
Loans held for investment in consolidated trusts, at amortized cost	1,132,966	708,111
Allowance for loan losses	(5,415)	(4,480)
Total loans, net of allowance	4,507,435	3,962,044
Real estate owned, at lower of cost or fair value	1,528	1,369
Financial derivatives, at fair value	23,182	3,816
Interest receivable (includes $12,584 and $7,938, respectively, related to consolidated trusts)	122,782	112,700
Guarantee and commitment fees receivable	38,871	40,189
Deferred tax asset, net	12,291	42,916
Prepaid expenses and other assets	86,322	47,780
Total Assets	$15,606,020	$15,540,354

Liabilities and Equity:
Liabilities:
Notes payable:
Due within one year	$8,440,123	$9,111,461
Due after one year	5,222,977	4,967,036
Total notes payable	13,663,100	14,078,497
Debt securities of consolidated trusts held by third parties	1,142,704	713,536
Financial derivatives, at fair value	58,152	77,199
Accrued interest payable (includes $10,881 and $6,705, respectively, related to consolidated trusts)	49,700	47,621
Guarantee and commitment obligation	37,282	38,609
Accounts payable and accrued expenses	9,415	29,089
Reserve for losses	2,020	2,083
Total Liabilities	14,962,373	14,986,634
Commitments and Contingencies (Note 12)
Equity:
Preferred stock:
Series A, par value $25 per share, 2,400,000 shares authorized, issued and outstanding	58,333	58,333
Series B, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,044	73,044
Series C, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,382	73,382
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,007,481 shares and 9,155,661 shares outstanding, respectively	9,008	9,156
Additional paid-in capital	118,655	117,862
Accumulated other comprehensive income/(loss), net of tax	33,758	(11,019)
Retained earnings	275,714	231,228
Total Stockholders' Equity	643,425	553,517
Non-controlling interest	222	203
Total Equity	643,647	553,720
Total Liabilities and Equity	$15,606,020	$15,540,354
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$27,042	$13,338	$17,269
Farmer Mac Guaranteed Securities and USDA Securities	150,281	134,443	128,923
Loans	134,577	117,042	94,875
Total interest income	311,900	264,823	241,067
Total interest expense	171,626	139,016	170,720
Net interest income	140,274	125,807	70,347
(Provision for)/release of loan losses	(1,065)	(2,388)	961
Net interest income after (provision for)/release of loan losses	139,209	123,419	71,308
Non-interest income:
Guarantee and commitment fees	14,868	14,077	14,694
Gains/(losses) on financial derivatives and hedging activities	2,311	2,531	(21,646)
Gains on trading securities	1,460	1,220	38,629
(Losses)/gains on sale of available-for-sale investment securities	(9)	9	(238)
Gains/(losses) on sale of real estate owned	15	(1)	137
Other income	1,823	2,305	1,714
Non-interest income	20,468	20,141	33,290
Non-interest expense:
Compensation and employee benefits	22,772	22,047	19,009
General and administrative	15,109	13,111	12,197
Regulatory fees	2,463	2,413	2,381
Real estate owned operating costs, net	39	91	110
Release of reserve for losses	(63)	(2,180)	(2,205)
Non-interest expense	40,320	35,482	31,492
Income before income taxes	119,357	108,078	73,106
Income tax expense	42,057	34,239	2,824
Net income	77,300	73,839	70,282
Less: Net loss/(income) attributable to non-controlling interest	34	(5,139)	(22,192)
Net income attributable to Farmer Mac	77,334	68,700	48,090
Preferred stock dividends	(13,182)	(13,182)	(9,839)
Loss on retirement of preferred stock	—	(8,147)	—
Net income attributable to common stockholders	$64,152	$47,371	$38,251

Earnings per common share and dividends:
Basic earnings per common share	$6.12	$4.33	$3.50
Diluted earnings per common share	$5.97	$4.19	$3.37
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net income	$77,300	$73,839	$70,282
Other comprehensive income/(loss) before taxes:
Net unrealized (losses)/gains on available-for sale securities	(6,694)	(30,387)	39,980
Net changes in held-to-maturity securities	71,120	(9,922)	9,190
Net unrealized gains/(losses) on cash flow hedges	4,463	(541)	(347)
Other comprehensive income/(loss) before tax	68,889	(40,850)	48,823
Income tax (expense)/benefit related to other comprehensive income	(24,112)	14,298	(17,088)
Other comprehensive income/(loss), net of tax	44,777	(26,552)	31,735
Comprehensive income	122,077	47,287	102,017
Less: comprehensive loss/(income) attributable to non-controlling interest	34	(5,139)	(22,192)
Comprehensive income attributable to Farmer Mac	$122,111	$42,148	$79,825
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Interest	Equity
	(in thousands)
Balance as of January 1, 2014	2,400	$58,333	10,886	$10,886	$110,722	$(16,202)	$168,877	$241,853	$574,469
Net income attributable to Farmer Mac	—	—	—	—	—	—	48,090	—	48,090
Other comprehensive loss, net of tax	—	—	—	—	—	31,735	—	—	31,735
Cash dividends:	—	—							—
Preferred Stock	—	—	—	—	—	—	(9,839)	—	(9,839)
Common Stock	—	—	—	—	—	—	(6,115)	—	(6,115)
Issuance of Series B Preferred Stock	3,000	73,044	—	—	—	—	—	—	73,044
Issuance of Series C Preferred Stock	3,000	73,382	—	—	—	—	—	—	73,382
Issuance of Class C Common Stock	—	—	51	51	234	—	—	—	285
Stock-based compensation cost	—	—	—	—	2,859	—	—	—	2,859
Other stock-based award activity	—	—	—	—	(256)	—	—	—	(256)
Investment in subsidiary - non-controlling interest	—	—	—	—	—	—	—	175	175
Purchase of interest- Non-controlling interest - preferred stock	—	—	—	—	—	—	—	(6,000)	(6,000)
Balance as of December 31, 2014	8,400	$204,759	10,937	$10,937	$113,559	$15,533	$201,013	$236,028	$781,829
Net income/(loss):
Attributable to Farmer Mac	—	—	—	—	—	—	68,700	—	68,700
Attributable to non-controlling interest	—	—	—	—	—	—	—	(214)	(214)
Other comprehensive income, net of tax	—	—	—	—	—	(26,552)	—	—	(26,552)
Cash dividends:
Preferred stock	—	—	—	—	—	—	(13,182)	—	(13,182)
Common stock	—	—	—	—	—	—	(7,000)	—	(7,000)
Issuance of Class C Common Stock	—	—	112	112	1,620	—	—	—	1,732
Repurchase of Class C Common Stock	—	—	(362)	(362)	—	—	(10,156)	—	(10,518)
Stock-based compensation cost	—	—	—	—	3,269	—	—	—	3,269
Other stock-based award activity	—	—	—	—	(586)	—	—	—	(586)
Investment in subsidiary - non-controlling interest	—	—	—	—	—	—	—	242	242
Redemption of Farmer Mac II LLC preferred stock	—	—	—	—	—	—	(8,147)	(235,853)	(244,000)
Balance as of December 31, 2015	8,400	$204,759	10,687	$10,687	$117,862	$(11,019)	$231,228	$203	$553,720
Net income/(loss):
Attributable to Farmer Mac	—	—	—	—	—	—	77,334	—	77,334
Attributable to non-controlling interest	—	—	—	—	—	—	—	(34)	(34)
Other comprehensive loss, net of tax	—	—	—	—	—	44,777	—	—	44,777
Cash dividends:
Preferred stock	—	—	—	—	—	—	(13,182)	—	(13,182)
Common stock	—	—	—	—	—	—	(10,885)	—	(10,885)
Issuance of Class C Common Stock	—	—	159	159	534	—	—	—	693
Repurchase of Class C Common Stock	—	—	(307)	(307)	—	—	(8,781)	—	(9,088)
Stock-based compensation cost	—	—	—	—	3,343	—	—	—	3,343
Other stock-based award activity	—	—	—	—	(3,084)	—	—	—	(3,084)
Investment in subsidiary - non-controlling interest	—	—	—	—	—	—	—	53	53
Balance as of December 31, 2016	8,400	$204,759	10,539	$10,539	$118,655	$33,758	$275,714	$222	$643,647
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$77,300	$73,839	$70,282
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums, and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Securities	1,828	2,889	18,461
Amortization of debt premiums, discounts and issuance costs	31,757	15,060	9,689
Net change in fair value of trading securities, hedged assets, and financial derivatives	(15,086)	(12,144)	8,213
Losses/(gains) on sale of available-for-sale investment securities	9	(9)	238
(Gains)/losses on sale of real estate owned	(15)	1	(137)
Total provision for/(release of) losses	1,002	208	(3,166)
Deferred income taxes	4,103	3,992	(6,979)
Stock-based compensation expense	3,343	3,269	2,859
Proceeds from repayment of trading investment securities	2,212	657	685
Proceeds from repayment of loans purchased as held for sale	70,087	95,592	98,712
Net change in:
Interest receivable	(9,922)	(5,826)	3,007
Guarantee and commitment fees receivable	1,318	(727)	1,768
Other assets	43,560	8,454	(39,624)
Accrued interest payable	2,079	(734)	(5,417)
Other liabilities	(4,987)	(166)	(3,539)
Net cash provided by operating activities	208,588	184,355	155,052
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(1,753,423)	(2,403,910)	(1,545,658)
Purchases of Farmer Mac Guaranteed Securities and USDA Securities	(2,579,980)	(1,180,570)	(1,555,272)
Purchases of loans held for investment	(1,016,515)	(837,176)	(749,099)
Purchases of defaulted loans	(2,516)	(16,907)	(705)
Proceeds from repayment of available-for-sale investment securities	1,725,045	1,489,074	1,327,044
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Securities	1,834,672	967,173	1,154,732
Proceeds from repayment of loans purchased as held for investment	402,897	311,136	337,466
Proceeds from sale of available-for-sale investment securities	186,769	83,735	770,149
Proceeds from sale of Farmer Mac Guaranteed Securities	609,347	336,913	175,754
Payments from sale of real estate owned	295	(1)	1,927
Net cash used in investing activities	(593,409)	(1,250,533)	(83,662)
Cash flows from financing activities:
Proceeds from issuance of discount notes	95,036,368	97,129,959	38,388,899
Proceeds from issuance of medium-term notes	6,519,115	4,375,368	3,544,818
Payments to redeem discount notes	(97,918,539)	(95,424,765)	(38,350,229)
Payments to redeem medium-term notes	(4,083,450)	(4,842,281)	(3,108,000)
Excess tax benefits related to stock-based awards	1,428	154	51
Payments to third parties on debt securities of consolidated trusts	(82,209)	(47,574)	(37,512)
Proceeds from common stock issuance	553	1,689	244
Proceeds from Series B Preferred stock issuance	—	—	73,044
Proceeds from Series C Preferred stock issuance	—	—	73,382
Common stock repurchased	(9,286)	(10,320)	—
Investment in subsidiary - non-controlling interest	53	242	175
Redemption of Farmer Mac II LLC Preferred Stock	—	(244,000)	(6,000)
Dividends paid - Non-controlling interest - preferred stock	—	(5,415)	(22,192)
Dividends paid on common and preferred stock	(24,067)	(20,182)	(13,996)
Net cash (used)/provided by financing activities	(560,034)	912,875	542,684
Net (decrease)/increase in cash and cash equivalents	(944,855)	(153,303)	614,074
Cash and cash equivalents at beginning of period	1,210,084	1,363,387	749,313
Cash and cash equivalents at end of period	$265,229	$1,210,084	$1,363,387
  The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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

As of December 31, 2016 and 2015, the total outstanding balance in all of Farmer Mac's lines of business was $17.4 billion and $15.9 billion, respectively.

Under the Farm & Ranch line of business, Farmer Mac purchases eligible mortgage loans secured by first liens on agricultural real estate, which includes part-time farms and rural housing ("Farm & Ranch loans").  Farmer Mac also guarantees securities representing interests in pools of mortgage loans eligible for the Farm & Ranch line of business, which are referred to as "Farm & Ranch Guaranteed Securities."  Additionally, Farmer Mac commits to purchase, subject to the terms of the applicable LTSPC agreement, eligible Farm & Ranch mortgage loans. To be eligible, loans must meet Farmer Mac's credit underwriting, collateral valuation, documentation, and other specified standards.  As of December 31, 2016 and 2015, outstanding loans held by Farmer Mac, loans that either backed off-balance sheet Farm & Ranch Guaranteed Securities or were subject to LTSPCs, and other Farm & Ranch Guaranteed Securities totaled $6.1 billion and $5.7 billion, respectively.

Under the USDA Guarantees line of business, Farmer Mac II LLC, a subsidiary of Farmer Mac, purchases the portions of certain agricultural, rural development, business and industry, and community facilities loans guaranteed by the United States Department of Agriculture under the Consolidated Farm and Rural Development Act (7 U.S.C. §§ 1921 et seq.).  USDA-guaranteed portions are referred to and presented on the consolidated balance sheets as "USDA Securities."  Farmer Mac II LLC also purchases USDA Securities in exchange for issuing securities to third parties backed by those USDA Securities, which are then also guaranteed by Farmer Mac. These issued securities are referred to and presented on the consolidated balance sheets as Farmer Mac Guaranteed USDA Securities. As of December 31, 2016 and 2015, outstanding Farmer Mac Guaranteed USDA Securities and USDA Securities totaled $2.1 billion and $1.9 billion, respectively.

Farmer Mac's authorized activities under the Rural Utilities line of business are similar to those conducted under the Farm & Ranch line of business – purchases of, and guarantees of securities backed by, eligible rural utilities loans, as well as the issuance of LTSPCs for pools of eligible rural utilities loans ("Rural Utilities loans").  To be eligible, loans must meet Farmer Mac's credit underwriting and other specified standards. As of December 31, 2016 and 2015, the aggregate outstanding principal balance of Rural Utilities loans held or subject to LTSPCs was $1.9 billion and $1.5 billion, respectively.

Under the Institutional Credit line of business, Farmer Mac guarantees and purchases general obligations of lenders that are secured by pools of loans that would be eligible under Farmer Mac's Farm & Ranch, USDA Guarantees, or Rural Utilities lines of business. AgVantage® is a registered trademark of Farmer Mac used to designate Farmer Mac's guarantees of securities related to these general obligations of lenders that are secured by pools of eligible loans and that comprise the Institutional Credit line of business.  As of December 31, 2016 and 2015, outstanding securities held or guaranteed by Farmer Mac in its Institutional Credit line of business totaled $7.3 billion and $6.7 billion, respectively.

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

Farmer Mac funds its purchases of eligible loan assets and liquidity investment assets primarily by issuing debt obligations of various maturities in the public capital markets.  As of December 31, 2016, Farmer Mac had $3.8 billion of discount notes and $9.9 billion of medium-term notes outstanding.  The proceeds of debt issuance are invested in loan purchases, Farmer Mac Guaranteed Securities, and liquidity investment assets in accordance with policies established by Farmer Mac's board of directors that comply with regulations promulgated by the Farm Credit Administration ("FCA").

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

The following table sets forth information regarding certain cash and non-cash transactions for the years ended December 31, 2016, 2015, and 2014:

Table 2.1

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash paid during the period for:
Interest	$110,609	$108,254	$171,644
Income taxes	29,500	31,000	12,750
Non-cash activity:
Loans acquired and securitized as Farmer Mac Guaranteed Securities	609,347	336,913	175,754
Consolidation of Farm & Ranch Guaranteed Securities from off-balance sheet to loans held for investment in consolidated trusts and to debt securities of consolidated trusts held by third parties	511,393	336,913	199,906
Purchases of securities - traded, not yet settled	—	20,000	70,178
Issuance costs on the retirement of Farmer Mac II LLC Preferred Stock	—	8,147	—
Unsettled common stock repurchases	—	197	—
Transfers of available-for-sale USDA Securities to held-to-maturity	1,980,327	—	—
Transfers of available-for-sale Farmer Mac Guaranteed Securities to held-to-maturity	32,824	—	1,632,786

On October 1, 2016, Farmer Mac transferred $2.0 billion of USDA Securities and $32.8 million of Farmer Mac Guaranteed USDA Securities from available-for-sale to held-to-maturity to reflect Farmer Mac’s positive intent and ability to hold these securities until maturity or payoff. Farmer Mac transferred these securities at fair value as of the date of the transfer, which included a cost basis adjustment of unrealized appreciation in the amount of $73.1 million for the USDA Securities and $0.7 million for the Farmer Mac Guaranteed USDA Securities. The accumulated unrealized appreciation was retained in accumulated other comprehensive income in the amount of $73.8 million. Farmer Mac accounts for held-to-maturity securities at amortized cost. Both the cost basis adjustment and accumulated unrealized appreciation will be amortized as adjustments to the yield on the held-to-maturity USDA Securities over the remaining contractual term of the transferred securities.

On January 1, 2014, Farmer Mac transferred $1.6 billion of Farmer Mac Guaranteed AgVantage Securities from available-for-sale to held-to-maturity because Farmer Mac determined it has the ability and intent to hold these securities until maturity or payoff. Farmer Mac transferred these securities at fair value, which included a cost basis adjustment of unrealized appreciation in the amount of $22.3 million. The accumulated unrealized appreciation was retained in accumulated other comprehensive income. Farmer Mac accounts for held-to-maturity securities at amortized cost. The cost basis adjustment and accumulated unrealized appreciation are being amortized as adjustments to the yield on the held-to-maturity Farmer Mac Guaranteed AgVantage Securities over the remaining term of the transferred securities.

(c)	Transfers of Financial Assets and Liabilities

Securities purchased under agreements to resell are treated as collateralized lending transactions. Farmer Mac's counterparties are required to pledge collateral for transactions involving securities purchased under agreements to resell. Farmer Mac considers the types of securities being pledged as collateral when determining how much to lend in these transactions. Additionally, on a daily basis, Farmer Mac reviews the fair values of these securities compared to amounts loaned and derivative counterparty collateral posting thresholds in an effort to minimize exposure to losses. These transactions are reported as securities purchased under agreements to resell in the consolidated balance sheets except for securities purchased under agreements to resell on a weekly or an overnight basis, which are included in cash and cash equivalents in the consolidated balance sheets. Farmer Mac records securities purchased under agreements to resell at the amount loaned in the consolidated balance sheets. The resulting fees for these transactions are included in interest income in the consolidated statements of operations. As of December 31, 2016 and 2015, there were no outstanding securities purchased under agreements to resell.

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

Farmer Mac determines the fair value of investment securities using quoted market prices, when available, and evaluates the securities for other-than-temporary impairment.  Farmer Mac determines the fair values of certain investment securities for which quoted market prices are not available, Farmer Mac Guaranteed Securities, and USDA Securities based on the present value of the associated expected future cash flows.  In estimating the present value of the expected future cash flows, management is required to make estimates and assumptions.  The key estimates and assumptions include discount rates and collateral repayment rates.  Premiums, discounts, and other deferred costs are amortized to interest income using the effective interest method.

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

Asset securitization involves the transfer of financial assets to another entity in exchange for cash and/or beneficial interests in the assets transferred.  Farmer Mac or third parties transfer agricultural real estate mortgage loans or rural utilities loans into trusts that are used as vehicles for the securitization of the transferred loans.  The trusts issue Farmer Mac Guaranteed Securities that are beneficial interests in the assets of the trusts, to either Farmer Mac or third party investors.  Farmer Mac guarantees the timely payment of principal and interest on the securities issued by the trusts and receives guarantee fees as compensation for its guarantee.  Farmer Mac recognizes guarantee fees on the accrual basis over the terms of the Farmer Mac Guaranteed Securities, which generally coincide with the terms of the underlying loans.  As such, no guarantee fees are unearned at the end of any reporting period.  When Farmer Mac purchases a delinquent loan underlying a Farmer Mac Guaranteed Security, Farmer Mac stops accruing the guarantee fee upon loan purchase.

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

Farmer Mac enters into financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of certain assets, future cash flows or debt issuance, not for trading or speculative purposes. Farmer Mac enters into interest rate swap contracts principally to adjust the characteristics of its short-term debt to match more closely the cash flow and duration characteristics of its longer-term loans and other assets, and also to adjust the characteristics of its long-term debt to match more closely the cash flow and duration characteristics of its short-term assets, thereby reducing interest rate risk and, often times, deriving an overall lower effective cost of borrowing than would otherwise be available to Farmer Mac in the conventional debt market. Farmer Mac is required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative under GAAP.

Accounting for financial derivatives differs depending on whether a derivative is designated in a hedge accounting relationship. Derivative instruments designated in fair value hedge accounting relationships mitigate exposure to changes in the fair value of assets or liabilities. Derivative instruments designated in cash flow hedge accounting relationships mitigate exposure to the variability in expected future cash flows or other forecasted transactions. In order to qualify for fair value or cash flow hedge accounting treatment, documentation must indicate the intention to designate the derivative as a hedge of a specific asset, or liability, or a future cash flow. Effectiveness of the hedge is assessed at inception and monitored over the life of the hedging relationship.

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

Farmer Mac has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. See Notes 6 and 13 for more information on financial derivatives.

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

The allowance for losses increases through periodic provisions for loan losses that are charged against net interest income and the reserve for losses increases through provisions for losses that are charged to non-interest expense, and decreases by charge-offs for realized losses, net of recoveries.  Negative provisions, or releases from the allowance for losses, generally occur when the estimate of probable losses as of the end of a period is less than the estimate at the beginning of the period. In certain circumstances, for example, when a defaulted loan is purchased out of a guaranteed security or pursuant to an LTSPC, the related reserve for losses is released and a corresponding amount is provided to the allowance for loan losses.

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

Rural Utilities

Farmer Mac separately evaluates the rural utilities loans it owns to determine if there are any probable losses inherent in those assets.  No allowance for losses has been provided for this portfolio segment based on the performance of these loans and the credit quality of the collateral supporting rural utilities assets and Farmer Mac's counterparty risk analysis. As of December 31, 2016, there were no delinquencies or probable losses inherent in Farmer Mac's Rural Utilities loans held or underlying LTSPCs.

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

Basic earnings per common share ("EPS") is based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per common share is based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options, stock appreciation rights ("SARs"), and non-vested restricted stock awards.  The following schedule reconciles basic and diluted EPS for the years ended December 31, 2016, 2015, and 2014:

Table 2.2

	For the Years Ended December 31,
	2016			2015			2014
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$64,152	10,477	$6.12	$47,371	10,949	$4.33	$38,251	10,920	$3.50
Effect of dilutive securities(1)
Stock options, SARs and restricted stock	—	269	(0.15)	—	360	(0.14)	—	447	(0.13)
Diluted EPS	$64,152	10,746	$5.97	$47,371	11,309	$4.19	$38,251	11,367	$3.37

(1)
For the years ended December 31, 2016, 2015, and 2014, stock options and SARs of 86,907, 304,132, and 109,143, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the years ended December 31, 2016, 2015, and 2014, contingent shares of non-vested restricted stock of 37,284, 46,303, and 36,784 respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.

(l)	Income Taxes

Deferred federal income tax assets and liabilities are established for temporary differences between financial and taxable income and are measured using the current enacted statutory tax rate.  Income tax expense is equal to the income taxes payable in the current year plus the net change in the deferred tax asset or liability balance.

Farmer Mac evaluates its tax positions quarterly to identify and recognize any liabilities related to uncertain tax positions in its federal income tax returns.  Farmer Mac uses a two-step approach in which income tax benefits are recognized if, based on the technical merits of a tax position, it is more likely than not (a probability of greater than 50 percent) that the tax position would be sustained upon examination by the taxing authority, which includes all related appeals and litigation process.  The amount of tax benefit recognized is then measured at the largest amount of tax benefit that is greater than 50 percent likely to be realized upon settlement with the taxing authority, considering all information available at the reporting date.  Farmer Mac's policy for recording interest and penalties associated with uncertain tax positions is to record them as a component of income tax expense.  Farmer Mac establishes a valuation allowance for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Farmer Mac recognized $3.3 million $3.3 million, and $2.9 million of compensation expense related to stock options, SARs, and non-vested restricted stock awards for 2016, 2015, and 2014, respectively.

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

The following table presents the changes in accumulated other comprehensive income ("AOCI"), net of tax, by component for the years ended December 31, 2016, 2015, and 2014

Table 2.3

	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total
	(in thousands)
Balance as of January 1, 2014	$(16,272)	$—	$70	$(16,202)
Other comprehensive income/(loss) before reclassifications	38,927	14,502	(364)	53,065
Amounts reclassified from AOCI	(12,939)	(8,529)	138	(21,330)
Net comprehensive income/(loss)	25,988	5,973	(226)	31,735
Balance as of December 31, 2014	$9,716	$5,973	$(156)	$15,533
Other comprehensive loss before reclassifications	(6,026)	—	(1,155)	(7,181)
Amounts reclassified from AOCI	(13,725)	(6,449)	803	(19,371)
Net comprehensive loss	(19,751)	(6,449)	(352)	(26,552)
Balance as of December 31, 2015	$(10,035)	$(476)	$(508)	$(11,019)
Other comprehensive income before reclassifications	5,481	47,993	1,588	55,062
Amounts reclassified from AOCI	(9,833)	(1,765)	1,313	(10,285)
Net comprehensive (loss)/income	(4,352)	46,228	2,901	44,777
Balance as of December 31, 2016	$(14,387)	$45,752	$2,393	$33,758

The following table presents other comprehensive income activity, the impact on net income of amounts reclassified from each component of AOCI, and the related tax impact for the years ended December 31, 2016, 2015, and 2014:

Table 2.4

	For the Years Ended December 31,
	2016			2015			2014
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive income:
Available-for-sale-securities:
Unrealized holding gains/(losses) on available-for-sale-securities	$8,433	$2,952	$5,481	$(9,270)	$(3,244)	$(6,026)	$59,887	$20,960	$38,927
Less reclassification adjustments included in:
Losses on financial derivatives and hedging activities(1)	(15,375)	(5,381)	(9,994)	(20,125)	(7,044)	(13,081)	(19,213)	(6,725)	(12,488)
Gains/(losses) on sale of available-for-sale investment securities(2)	9	3	6	(10)	(4)	(6)	239	84	155
Other income(3)	239	84	155	(982)	(344)	(638)	(933)	(327)	(606)
Total	$(6,694)	$(2,342)	$(4,352)	$(30,387)	$(10,636)	$(19,751)	$39,980	$13,992	$25,988
Held-to-maturity securities:
Change in fair value(4)	$73,835	$25,842	$47,993	$—	$—	$—	$22,311	$7,809	$14,502
Less reclassification adjustments included in:
Net interest income(5)	(2,715)	(950)	(1,765)	(9,922)	(3,473)	(6,449)	(13,121)	(4,592)	(8,529)
Total	$71,120	$24,892	$46,228	$(9,922)	$(3,473)	$(6,449)	$9,190	$3,217	$5,973
Cash flow hedges
Unrealized gains/(losses) on cash flow hedges	$2,443	$855	$1,588	$(1,776)	$(621)	$(1,155)	$(559)	$(195)	$(364)
Less reclassification adjustments included in:
Net interest income(6)	2,020	707	1,313	1,235	432	803	212	74	138
Total	$4,463	$1,562	$2,901	$(541)	$(189)	$(352)	$(347)	$(121)	$(226)
Other comprehensive income/(loss)	$68,889	$24,112	$44,777	$(40,850)	$(14,298)	$(26,552)	$48,823	$17,088	$31,735

(1)	Relates to the amortization of unrealized gains on hedged items prior to the application of fair value hedge accounting.

(2)	Represents unrealized gains and losses on sales of available-for-sale investment securities.

(3)	Represents amortization of deferred gains related to certain available-for-sale USDA Securities and Farmer Mac Guaranteed USDA Securities.

(4)	Represents the accumulated unrealized gain on the USDA Securities and the Farmer Mac Guaranteed Securities transferred from available-for-sale to held-to-maturity.

(5)
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

(6)	Relates to the recognition of unrealized gains and losses on cash flow hedges recorded in AOCI.

(o)	Long-Term Standby Purchase Commitments

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

Table 2.5

	Consolidation of Variable Interest Entities
	As of December 31, 2016
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost	$1,132,966	$—	$—	$—	$—	$1,132,966
Debt securities of consolidated trusts held by third parties (1)	1,142,704	—	—	—	—	1,142,704
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value (2)	—	36,042	—	30,347	—	66,389
Maximum exposure to loss (3)	—	35,599	—	30,000	—	65,599
Investment securities:
Carrying value (4)	—	—	—	—	827,874	827,874
Maximum exposure to loss (3) (4)	—	—	—	—	825,909	825,909
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (3) (5)	415,441	103,976	—	970,000	—	1,489,417

(1)	Includes borrower remittances of $9.7 million. The borrower remittances had not been passed through to third party investors as of December 31, 2016.

(2)
Includes $0.4 million of unamortized premiums and discounts and fair value adjustments related to the USDA Guarantees line of business. Includes fair value adjustments related to the Institutional Credit line of business of $0.3 million.

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

(r) New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09 "Revenue from Contracts with Customers (Topic 606)" that revises guidance for the recognition, measurement, and disclosure of revenue from contracts with customers. The guidance is applicable to all entities and will supersede the existing industry and transaction-specific revenue recognition rules with a more principles-based single model for revenue recognition. The following contracts with customers are excluded from the scope of the new standard and will continue to be accounted for under the existing guidance: leases, insurance, financial instruments (e.g., receivables, investments, liabilities, debt and derivatives) and guarantees. Entities can elect to adopt the guidance either on a full or modified retrospective basis. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Farmer Mac has evaluated this guidance and determined it will not have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities," which amends the guidance in GAAP on the classification and measurement of financial instruments. The ASU significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Farmer Mac does not expect that adoption of the new guidance will have a material effect on Farmer Mac’s financial position, results of operations, or cash flows.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses," which will require entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Entities will be required to use forward-looking information to form their credit loss estimates.  The ASU will also require enhanced disclosures to help users of financial statements better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio.  The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019.   Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Farmer Mac is currently evaluating the impact that the new guidance will have on its consolidated financial statements. That impact will primarily be from the new requirement to recognize all expected losses rather than just incurred losses as of the reporting date.

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

Farmer Mac considers an entity to be a related party if (1) the entity holds at least 5 percent of a class of Farmer Mac voting common stock or (2) the institution has an affiliation with a Farmer Mac director and conducts material business with Farmer Mac. As provided by Farmer Mac's statutory charter, only banks, insurance companies, and other financial institutions or similar entities may hold Farmer Mac's Class A voting common stock and only institutions of the Farm Credit System may hold Farmer Mac's Class B voting common stock.  Farmer Mac's statutory charter also provides that Class A stockholders elect five members of Farmer Mac's 15-member board of directors and that Class B stockholders elect five members of the board of directors.  Additionally, in order to participate in the Farm & Ranch program, a financial institution must own a requisite amount of Farmer Mac's common stock, based on the size and type of institution.  As a result of these requirements, Farmer Mac conducts business with related parties in the normal course of Farmer Mac's business. All related party transactions were conducted with terms and conditions comparable to those available to any other participant in Farmer Mac's lines of business not related to Farmer Mac.

Zions First National Bank:

Farmer Mac considers Zions First National Bank and its affiliates ("Zions") a related party due to the ownership by Zions of approximately 31.2 percent of Class A voting common stock. The following transactions occurred between Farmer Mac and Zions during 2016, 2015, and 2014:

Table 3.1

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Unpaid Principal Balance:
Purchases:
Loans	$153,140	$178,890	$155,808
USDA Securities	16,600	13,718	42,637
On-balance sheet AgVantage Securities	—	—	50,237
Sales of Farmer Mac Guaranteed Securities	273,586	255,338	147,234

The purchases of loans from Zions under the Farm & Ranch line of business represented approximately 15.9 percent, 23.9 percent, and 22.3 percent of Farm & Ranch loan purchases for the years ended December 31, 2016, 2015, and 2014, respectively, and 11.2 percent, 15.2 percent and 14.6 percent, respectively, of total new Farm & Ranch business volume. The purchases of USDA Securities from Zions under the USDA Guarantees line of business represented approximately 3.4 percent, 3.6 percent, and 12.4 percent of purchases in that line of business for the years ended December 31, 2016, 2015, and 2014, respectively. Outstanding Farm & Ranch loans, USDA Securities, and AgVantage securities purchased from Zions represented 5.3 percent and 5.7 percent, respectively, of Farmer Mac's outstanding business volume as of December 31, 2016 and 2015.

Zions retained servicing fees of $9.9 million, $9.3 million, and $8.4 million in 2016, 2015, and 2014, respectively, for its work as a Farmer Mac servicer.

Zions acted as dealer for $5.0 million par value of Farmer Mac medium term notes during 2014 and none for 2016 and 2015. The related commissions Farmer Mac paid to Zions for these services were immaterial.

National Rural Utilities Cooperative Financial Corporation:

Farmer Mac considers the National Rural Utilities Cooperative Financial Corporation ("CFC") a related party due to its ownership of approximately 7.9 percent of Class A voting common stock. The following transactions occurred between Farmer Mac and CFC during 2016, 2015, and 2014:

Table 3.2

Farmer Mac Loan Purchases and Guarantees
	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Unpaid Principal Balance:
Loans	$50,491	$108,337	$75,500
On-balance sheet AgVantage Securities	250,000	380,000	820,775
Off-balance sheet AgVantage Securities	—	—	7,190
Off-balance sheet revolving floating rate AgVantage facility	—	300,000	—
LTSPCs	441,404	522,262	—
Total purchases and guarantees	$741,895	$1,310,599	$903,465

The transactions with CFC represented 100 percent of Farmer Mac's volume of loan purchases and LTSPC transactions under the Rural Utilities line of business for 2016, 2015, and 2014, represented 11.9 percent, 65.2 percent, and 64.7 percent of AgVantage securities volume under the Institutional Credit line of business for 2016, 2015, and 2014, respectively, and represented 16.7 percent, 40.6 percent, and 32.7 percent of total purchases, guarantees, and LTSPCs for 2016, 2015, and 2014, respectively. Of Farmer Mac's total outstanding business volume as of December 31, 2016 and 2015, Rural Utilities loans, loans under LTSPCs, and AgVantage securities issued by CFC represented 25.7 percent and 24.6 percent, respectively. For the years ended December 31, 2016, 2015, and 2014, Farmer Mac earned guarantee fees of $0.1 million.

Farmer Mac had interest receivable of $3.2 million and $1.8 million as of December 31, 2016 and 2015, respectively, and earned interest income of $27.6 million, $15.9 million, and $15.8 million during 2016, 2015, and 2014, respectively, related to its AgVantage transactions with CFC.

As of December 31, 2016 and 2015 Farmer Mac had $0.2 million and $0.1 million, respectively of commitment fees receivable from CFC and earned commitment fees of $2.0 million and $0.5 million, respectively for 2016 and 2015. Farmer Mac earned no commitment fees from CFC during 2014.

CFC retained servicing fees of $3.3 million, $3.3 million, and $3.4 million in 2016, 2015, and 2014, respectively, for its work as a Farmer Mac central servicer.

AgFirst Farm Credit Bank:

Farmer Mac has a related party relationship with AgFirst Farm Credit Bank ("AgFirst") resulting from AgFirst being a holder of approximately 16.8 percent of Farmer Mac Class B voting common stock.

AgFirst entered into $36.4 million, $28.5 million and $19.7 million of LTSPC transactions in 2016, 2015, and 2014, respectively, and the aggregate balance of LTSPCs outstanding as of December 31, 2016 and 2015 was $331.3 million and $320.7 million, respectively. Farmer Mac received from AgFirst $1.1 million, $1.2 million, and $1.3 million in commitment fees in 2016, 2015, and 2014, respectively, and had $0.1 million of commitment fees receivable as of both December 31, 2016 and 2015.

AgFirst owns certain securities backed by rural housing loans for which Farmer Mac is the second-loss guarantor for the last ten percent.  As of December 31, 2016 and 2015, the outstanding balance of those securities owned by AgFirst was $19.7 million and $24.6 million, respectively.  Farmer Mac received guarantee fees of $45,000, $0.1 million, and $0.1 million in 2016, 2015, and 2014, respectively, on those securities.

Farm Credit Bank of Texas:

Farmer Mac has a related party relationship with Farm Credit Bank of Texas resulting from the bank being a holder of approximately 7.7 percent of Farmer Mac Class B voting common stock and because a member of Farmer Mac's board of directors has an affiliation with that entity. Farmer Mac received from Farm Credit Bank of Texas commitment fees of $1.1 million, $0.7 million, and $0.6 million in 2016, 2015, and 2014, respectively. The aggregate amount of LTSPCs outstanding with Farm Credit Bank of Texas as of December 31, 2016 and 2015 was $237.9 million and $253.0 million, respectively. In 2016, 2015, and 2014, Farm Credit Bank of Texas retained $0.3 million, $0.3 million, and $0.4 million, respectively, in servicing fees for its work as a Farmer Mac central servicer.

Other Related Party Transactions:

Farmer Mac purchased $24.7 million, $21.1 million, and $35.1 million in loans from First Dakota National Bank in 2016, 2015, and 2014, respectively. Farmer Mac entered into, $7.8 million of new LTSPCs in 2015, and none in 2016 and 2014, respectively with First Dakota National Bank. First Dakota National Bank retained servicing fees of $1.1 million, $1.0 million, and $0.8 million in 2016, 2015, and 2014, respectively, for its work as a Farmer Mac servicer. Farmer Mac purchased $1.3 million, $2.1 million, and $4.5 million in USDA Securities from Bath State Bank in 2016, 2015, and 2014, respectively. These institutions had a related party relationship with Farmer Mac because a member of Farmer Mac's board of directors is affiliated with each of those entities.

Farmer Mac had a related party relationship with AgGeorgia during 2014 because a former member of Farmer Mac's board of directors had an affiliation with that entity while he served on Farmer Mac's board of directors during 2014. Effective June 2014, AgGeorgia was no longer a related party because this individual ceased his service on Farmer Mac's board of directors at that time. Amounts, where presented in 2014, represent activity for the entire year. Farmer Mac entered into $20.2 million of new LTSPCs with AgGeorgia and received $0.1 million of commitment fees during 2014.

Farmer Mac owned $70.0 million of subordinated debt issued by CoBank as of December 31, 2016 and 2015, respectively. Farmer Mac has a related party relationship with CoBank because CoBank is a major holder (32.6 percent) of Farmer Mac Class B voting common stock and because a member of Farmer Mac's board of directors has an affiliation with that entity.

4.	INVESTMENT SECURITIES

The following tables set forth information about Farmer Mac's investment securities as of December 31, 2016 and 2015:

Table 4.1

	As of December 31, 2016
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,700	$—	$19,700	$—	$(1,970)	$17,730
Floating rate asset-backed securities	44,442	(202)	44,240	1	(390)	43,851
Floating rate corporate debt securities	10,000	—	10,000	41	—	10,041
Floating rate Government/GSE guaranteed mortgage-backed securities	1,359,700	2,827	1,362,527	1,768	(3,266)	1,361,029
Fixed rate GSE guaranteed mortgage-backed securities(1)	538	2,582	3,120	4,505	—	7,625
Floating rate GSE subordinated debt	70,000	—	70,000	—	(3,047)	66,953
Fixed rate senior agency debt	187,295	106	187,401	—	(268)	187,133
Fixed rate U.S. Treasuries	821,619	359	821,978	47	(536)	821,489
Total available-for-sale	2,513,294	5,672	2,518,966	6,362	(9,477)	2,515,851
Total investment securities	$2,513,294	$5,672	$2,518,966	$6,362	$(9,477)	$2,515,851

(1)	Fair value includes $7.0 million of an interest-only security with a notional amount of $146.1 million.

	As of December 31, 2015
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$46,500	$—	$46,500	$—	$(1,576)	$44,924
Floating rate asset-backed securities	74,744	(253)	74,491	14	(776)	73,729
Floating rate corporate debt securities	10,000	—	10,000	—	(9)	9,991
Fixed rate corporate debt securities	10,000	(1)	9,999	—	(5)	9,994
Floating rate Government/GSE guaranteed mortgage-backed securities	1,353,495	3,515	1,357,010	2,768	(4,319)	1,355,459
Fixed rate GSE guaranteed mortgage-backed securities(1)	692	3,117	3,809	4,095	—	7,904
Floating rate GSE subordinated debt	70,000	—	70,000	—	(3,751)	66,249
Fixed rate senior agency debt	214,000	(25)	213,975	12	—	213,987
Fixed rate U.S. Treasuries	993,680	(417)	993,263	2	(477)	992,788
Total available-for-sale	2,773,111	5,936	2,779,047	6,891	(10,913)	2,775,025
Trading:
Floating rate asset-backed securities	2,211	—	2,211	—	(1,720)	491
Total investment securities	$2,775,322	$5,936	$2,781,258	$6,891	$(12,633)	$2,775,516

(1)	Fair value includes $7.2 million of an interest-only security with a notional amount of $148.5 million.

During 2016, Farmer Mac received proceeds of $186.8 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $0.1 million and gross realized losses of $0.1 million. During 2015, Farmer Mac received proceeds of $83.7 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $0.1 million. During 2014, Farmer Mac received proceeds of $770.1 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized losses of $0.8 million and gross realized gains of $0.6 million. Farmer Mac also recognized $0.1 million in losses during 2015 related to other-than-temporary impairment on two auction-rate certificate securities.

As of December 31, 2016 and 2015, unrealized losses on available-for-sale investment securities were as follows:

Table 4.2

	As of December 31, 2016
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$17,730	$(1,970)
Floating rate asset-backed securities	4,654	(10)	38,077	(380)
Floating rate Government/GSE guaranteed mortgage-backed securities	384,586	(1,030)	442,041	(2,236)
Floating rate GSE subordinated debt	—	—	66,953	(3,047)
Fixed rate U.S. Treasuries	732,371	(536)	—	—
Fixed rate senior agency debt	187,133	(268)	—	—
Total	$1,308,744	$(1,844)	$564,801	$(7,633)

	As of December 31, 2015
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$18,124	$(1,576)
Floating rate asset-backed securities	44,552	(464)	9,975	(312)
Floating rate corporate debt securities	4,991	(9)	—	—
Fixed rate corporate debt securities	9,994	(5)	—	—
Floating rate Government/GSE guaranteed mortgage-backed securities	794,959	(3,408)	100,192	(911)
Floating rate GSE subordinated debt	—	—	66,249	(3,751)
Fixed rate U.S. Treasuries	944,842	(477)	—	—
Total	$1,799,338	$(4,363)	$194,540	$(6,550)

The unrealized losses presented above are principally due to a general widening of credit spreads and an increase in the levels of interest rates from the dates of acquisition to December 31, 2016 and 2015, as applicable. The resulting decrease in fair values reflects an increase in the perceived risk by the financial markets related to those securities. As of December 31, 2016, all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government or had credit ratings of at least "AA+," except one that was rated "A-." As of December 31, 2015, all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government or had credit ratings of at least "AA+," except three that were rated "A-." The unrealized losses were on 97 and 69 individual investment securities as of December 31, 2016 and 2015, respectively.

As of December 31, 2016, 36 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $7.6 million. As of December 31, 2015, 17 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $6.6 million.  Securities in unrealized loss positions for 12 months or longer have a fair value as of December 31, 2016 that is, on average, approximately 99 percent of their amortized cost basis. Farmer Mac believes that all of these unrealized losses are recoverable within a reasonable period of time by way of maturity or changes in credit spreads. Accordingly, Farmer Mac has concluded that none of the unrealized losses on these available-for-sale investment securities are other-than-temporary impairment as of December 31, 2016 and 2015.

Farmer Mac did not own any held-to-maturity investment securities as of December 31, 2016 and 2015. As of December 31, 2016, Farmer Mac did not own any trading investment securities. As of December 31, 2015, Farmer Mac owned trading investment securities with an amortized cost of $2.2 million, a fair value of $0.5 million, and a weighted average yield of 4.41 percent.

The amortized cost, fair value, and weighted average yield of available-for-sale investment securities by remaining contractual maturity as of December 31, 2016 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 4.3

	As of December 31, 2016
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$879,669	$879,137	0.76%
Due after one year through five years	370,435	370,089	1.11%
Due after five years through ten years	424,882	426,270	1.39%
Due after ten years	843,980	840,355	1.19%
Total	$2,518,966	$2,515,851	1.06%

5.	FARMER MAC GUARANTEED SECURITIES AND USDA SECURITIES

The following tables set forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities as of December 31, 2016 and 2015:

Table 5.1

	As of December 31, 2016
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$1,115,465	$(2,276)	$1,113,189	$7,187	$(3,175)	$1,117,201
Farmer Mac Guaranteed USDA Securities	35,599	443	36,042	5	(239)	35,808
Total Farmer Mac Guaranteed Securities	1,151,064	(1,833)	1,149,231	7,192	(3,414)	1,153,009
USDA Securities	1,935,440	73,785	2,009,225	—	(95,590)	1,913,635
Total held-to-maturity	$3,086,504	$71,952	$3,158,456	$7,192	$(99,004)	$3,066,644
Available-for-sale:
AgVantage	$4,889,007	$(103)	$4,888,904	$28,715	$(63,934)	$4,853,685
Trading:
USDA Securities	$19,360	$1,377	$20,737	$41	$(390)	$20,388

	As of December 31, 2015
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$1,274,431	$(415)	$1,274,016	$7,801	$—	$1,281,817
Available-for-sale:
AgVantage	$4,164,952	$—	$4,164,952	$26,831	$(70,539)	$4,121,244
Farmer Mac Guaranteed USDA Securities	31,554	(333)	31,221	140	—	31,361
Total Farmer Mac Guaranteed Securities	4,196,506	(333)	4,196,173	26,971	(70,539)	4,152,605
USDA Securities	1,849,322	1,890	1,851,212	37,160	(28)	1,888,344
Total available-for-sale	$6,045,828	$1,557	$6,047,385	$64,131	$(70,567)	$6,040,949
Trading:
USDA Securities	$27,129	$1,934	$29,063	$125	$(213)	$28,975

On October 1, 2016, Farmer Mac transferred $2.0 billion of USDA Securities and $32.8 million of Farmer Mac Guaranteed USDA Securities from available-for-sale to held-to-maturity to reflect Farmer Mac’s positive intent and ability to hold these securities until maturity or payoff. Farmer Mac transferred these securities at fair value as of the date of the transfer, which included a cost basis adjustment of unrealized appreciation in the amount of $73.1 million for the USDA Securities and $0.7 million for the Farmer Mac Guaranteed USDA Securities. The accumulated unrealized appreciation was retained in accumulated other comprehensive income in the amount of $73.8 million. Farmer Mac accounts for held-to-maturity securities at amortized cost. Both the cost basis adjustment and accumulated unrealized appreciation will be amortized as an adjustment to the yield on the held-to-maturity USDA Securities over the remaining term of the transferred securities.

As of December 31, 2016 and 2015, unrealized losses on held-to-maturity and available-for-sale on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities were as follows:

Table 5.2

	As of December 31, 2016
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$358,575	$(3,175)	$—	$—
Farmer Mac Guaranteed USDA Securities	30,575	(239)	—	—
USDA Securities	1,816,366	(95,582)	97,270	(8)
Total held-to-maturity	$2,205,516	$(98,996)	$97,270	$(8)

Available-for-sale:
AgVantage	$982,538	$(18,482)	$1,131,930	$(45,452)

	As of December 31, 2015
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Available-for-sale:
AgVantage	$1,193,866	$(41,835)	$1,104,981	$(28,704)
USDA Securities	—	—	103,010	(28)
Total available-for-sale	$1,193,866	$(41,835)	$1,207,991	$(28,732)

The unrealized losses presented above are principally due to higher interest rates from the date of acquisition to December 31, 2016 and 2015, as applicable. In addition, the unrealized losses on the held-to-maturity USDA Securities as of December 31, 2016 reflect their increased cost basis resulting from their transfer to held-to-maturity as of October 1, 2016, as described above. The credit exposure related to Farmer Mac's USDA Guarantees line of business is covered by the full faith and credit guarantee of the United States. The unrealized losses from AgVantage securities were on 22 available-for-sale securities as of December 31, 2016. There were 7 held-to-maturity AgVantage securities with an unrealized loss as of December 31, 2016. The unrealized losses from AgVantage securities were on 22 available-for-sale securities as of December 31, 2015. There were no unrealized losses from held-to-maturity securities as of December 31, 2015. As of December 31, 2016, 10 available-for-sale AgVantage securities had been in a loss position for more than 12 months with a total unrealized loss of $45.5 million. As of December 31, 2015, 8 available-for-sale AgVantage securities had been in a loss position for more than 12 months with a total unrealized loss of $28.7 million. Farmer Mac has concluded that none of the unrealized losses on its held-to-maturity Farmer Mac Guaranteed Securities and USDA Securities and available-for-sale Farmer Mac Guaranteed Securities are other-than-temporary impairment as of either December 31, 2016 or

December 31, 2015.  Farmer Mac does not intend to sell these securities, and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

During 2016, 2015, and 2014, Farmer Mac did not sell any Farmer Mac Guaranteed Securities and USDA Securities.

The amortized cost, fair value, and weighted average yield of available-for-sale and held-to-maturity Farmer Mac Guaranteed Securities and USDA Securities by remaining contractual maturity as of December 31, 2016 are set forth below. The balances presented are based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 5.3

	As of December 31, 2016
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$300,000	$300,151	1.44%
Due after one year through five years	2,902,108	2,913,881	1.84%
Due after five years through ten years	894,854	891,773	2.16%
Due after ten years	791,942	747,880	1.43%
Total	$4,888,904	$4,853,685	1.81%

	As of December 31, 2016
	Held-to-Maturity Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$281,312	$281,722	2.25%
Due after one year through five years	902,648	903,580	2.07%
Due after five years through ten years	170,400	163,138	2.90%
Due after ten years	1,804,096	1,718,204	3.25%
Total	$3,158,456	$3,066,644	2.79%

As of December 31, 2016, Farmer Mac owned trading USDA Securities with an amortized cost of $20.7 million, a fair value of $20.4 million, and a weighted average yield of 5.44 percent. As of December 31, 2015, Farmer Mac owned trading USDA Securities with an amortized cost of $29.1 million, a fair value of $29.0 million, and a weighted average yield of 5.53 percent.

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

All financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Changes in the fair values of financial derivatives not designated as cash flow hedges are reported in "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in fair value hedge accounting relationships, changes in the fair values of the hedged items, which are primarily fixed rate AgVantage securities, related to the risk being hedged are also reported in "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations. Interest accruals on derivatives designated in fair value hedge accounting relationships are recorded in "Net interest income" in the consolidated statements of operations. For the years ended December 31, 2016, 2015, and 2014, the amount of interest expense recognized on those derivatives was $16.4 million, $22.8 million, and $19.7 million, respectively. For financial derivatives designated in cash flow hedge accounting relationships, the effective portion of the derivative gain/loss is recorded in other comprehensive income and any ineffective portion is recognized immediately in "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations. Because the hedging instrument is an interest rate swap and the hedged forecasted transactions are future interest payments on variable-rate debt, amounts recorded in accumulated other comprehensive income are reclassified to "Total interest expense" in conjunction with the recognition of interest expense on the debt. For the years ended December 31, 2016, 2015, and 2014, $2.0 million, $1.2 million, and $0.2 million, respectively, was reclassified out of accumulated other comprehensive income into interest expense. As of December 31, 2016, Farmer Mac expects to reclassify $1.5 million pretax, or $1.0 million after-tax, from accumulated other comprehensive income, net of tax, to earnings over the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2016. During the years ended December 31, 2016, 2015, and 2014 there were no gains or losses from interest rate swaps designated as cash flow hedges reclassified to earnings because it became probable the original forecasted transaction would not occur.

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements as of December 31, 2016 and 2015 and the effects of financial derivatives on the consolidated statements of operations for the years ended December 31, 2016,2015, and 2014:

Table 6.1

	As of December 31, 2016
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$1,642,609	$18,508	$(18,909)	1.73%	0.90%		4.70
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	207,000	3,706	(955)	2.18%	1.11%		7.28
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	435,827	339	(32,951)	4.06%	0.89%		5.90
Receive fixed non-callable	4,991,821	607	(5,064)	0.74%	0.75%		0.60
Receive fixed callable	30,000	—	(33)	0.82%	0.58%		0.33
Basis swaps	765,000	36	(243)	0.78%	0.78%		0.87
Treasury futures	28,000	—	(155)			123.73
Credit valuation adjustment		(14)	158
Total financial derivatives	$8,100,257	$23,182	$(58,152)
Collateral pledged		—	25,643
Net amount		$23,182	$(32,509)

	As of December 31, 2015
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$1,276,285	$949	$(26,703)	2.35%	0.37%		4.16
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	119,000	8	(1,381)	2.25%	0.64%		7.03
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	454,041	229	(44,528)	3.73%	0.33%		6.02
Receive fixed non-callable	5,590,638	2,384	(4,205)	0.31%	0.47%		0.57
Receive fixed callable	230,000	—	(421)	0.41%	0.91%		2.26
Basis swaps	725,000	232	(131)	0.22%	0.38%		2.33
Treasury futures	35,000	19	—			125.96
Credit valuation adjustment		(5)	170
Total financial derivatives	$8,429,964	$3,816	$(77,199)
Collateral pledged		—	37,986
Net amount		$3,816	$(39,213)
Table 6.2

	Gains/(losses) on financial derivatives and hedging activities
	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Fair value hedges:
Interest rate swaps(1)	$25,365	$5,965	$(2,729)
Hedged items	(20,322)	3,100	14,520
Gains on fair value hedges	5,043	9,065	11,791
Cash flow hedges:
Loss recognized (ineffective portion)	(353)	(551)	(10)
Losses on cash flow hedges	(353)	(551)	(10)
No hedge designation:
Interest rate swaps	(1,991)	(3,204)	(31,101)
Agency forwards	(226)	(2,440)	(1,842)
Treasury futures	(162)	(339)	(484)
Losses on financial derivatives not designated in hedging relationships	(2,379)	(5,983)	(33,427)
Gains/(losses) on financial derivatives and hedging activities	$2,311	$2,531	$(21,646)

(1)
Included in the assessment of hedge effectiveness as of December 31, 2016, but excluded from the amounts in the table, were losses of $5.2 million for the year ended December 31, 2016, attributable to the fair value of the swaps at the inception of the hedging relationship. Accordingly, the amounts recognized as hedge ineffectiveness for the year ended December 31, 2016 were gains of $0.2 million. The comparable amounts as of December 31, 2015 were losses of $9.2 million for the year ended December 31, 2015, attributable to the fair value of the swaps at the inception of the hedging relationship and, accordingly, gains of $0.1 million for the year ended December 31, 2015, attributable to hedge ineffectiveness. The comparable amounts as of December 31, 2014 were losses of $11.6 million for the year ended December 31, 2014, attributable to the fair value of the swaps at the inception of the hedging relationships and, accordingly, losses of $0.2 million for the year ended December 31, 2014, attributable to hedge ineffectiveness.

As of December 31, 2016 and 2015, Farmer Mac's credit exposure to interest rate swap counterparties, excluding netting arrangements and any adjustment for nonperformance risk, but including accrued interest, was $24.5 million and $6.4 million, respectively; however, including netting arrangements and accrued interest, Farmer Mac's credit exposure was $0.2 million and $47,000 as of December 31, 2016 and 2015, respectively. As of December 31, 2016, Farmer Mac held no cash as collateral for its derivatives in net asset positions resulting in uncollateralized net asset positions of $0.2 million. As of December 31, 2015, Farmer Mac held no cash collateral for its derivatives in net asset positions, resulting in uncollateralized net asset positions of $47,000.

As of December 31, 2016 and 2015, the fair value of Farmer Mac's derivatives in a net liability position including accrued interest but excluding netting arrangements and any adjustment for nonperformance risk, was $65.7 million and $90.1 million, respectively; however, including netting arrangements and accrued interest, the fair value of Farmer Mac's derivatives in a net liability position at the counterparty level was $41.4 million and $83.2 million as of December 31, 2016 and 2015, respectively.  Farmer Mac posted cash of $1.0 million and $24.6 million of investment securities as of December 31, 2016 and posted cash of $38.0 million and no investment securities as of December 31, 2015.  Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets. Any investment securities posted as collateral are included in the investment securities balances on the consolidated balance sheets.  If Farmer Mac had breached certain provisions of the derivative contracts as of December 31, 2016 and 2015, it could have been required to settle its obligations under the agreements or post additional collateral of $15.8 million and $45.2 million, respectively. As of December 31, 2016 and 2015, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

For certain derivatives, Farmer Mac clears interest rate swaps through a clearinghouse, the Chicago Mercantile Exchange ("CME"). Farmer Mac posts initial and variation margin to this clearinghouse through which centrally-cleared derivatives and futures contracts are traded. These collateral postings expose Farmer Mac to institutional credit risk in the event that either the clearinghouse or the futures commission merchant that Farmer Mac uses to post collateral to the clearinghouse fails to meet its obligations. Conversely, the use of centrally-cleared derivatives mitigates Farmer Mac's credit risk to individual counterparties because clearinghouses assume the credit risk among counterparties in centrally-cleared derivatives transactions. Of Farmer Mac's $8.1 billion notional amount of interest rate swaps outstanding as of December 31, 2016, $6.9 billion were cleared through swap clearinghouses. Of Farmer Mac's $8.4 billion notional amount of interest rate swaps outstanding as of December 31, 2015, $6.2 billion were cleared through swap clearinghouses.

Effective January 3, 2017, the CME implemented a change in its rules related to the exchange of variation margin. Specifically, the exchange of variation margin between derivatives counterparties is being deemed by CME to be a partial settlement of each respective derivative contract rather than as collateral pledged by a counterparty. Accordingly, beginning in first quarter 2017, Farmer Mac will present its cleared derivatives portfolio net of variation margin payments on its consolidated balance sheets and will recognize realized gains or losses as a result of these payments on its consolidated statements of operations. Prior to first quarter 2017, Farmer Mac accounted for variation margin as collateral and as unrealized gains or losses on those centrally cleared derivative contracts. See Note 14 for information about the effect of this rule change on the calculation of core earnings beginning in 2017.

7.	NOTES PAYABLE

Farmer Mac's borrowings consist of discount notes and medium-term notes, both of which are unsecured general obligations of Farmer Mac.  Discount notes generally have original maturities of 1 year or less, whereas medium-term notes generally have maturities of 0.5 years to 15 years.

The following tables set forth information related to Farmer Mac's borrowings as of December 31, 2016 and 2015:

Table 7.1

	December 31, 2016
	Outstanding as of December 31		Average Outstanding During the Year
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$3,789,137	0.59%	$5,753,425	0.50%
Medium-term notes	2,495,202	0.70%	1,551,094	0.57%
Current portion of long-term notes	2,155,784	0.90%
Total due within one year	$8,440,123	0.70%
Due after one year:
Medium-term notes due in:
2018	$1,733,121	1.08%
2019	1,283,869	1.32%
2020	495,096	1.50%
2021	602,037	1.83%
Thereafter	1,108,854	3.01%
Total due after one year	5,222,977	1.68%
Total	$13,663,100	1.07%

	December 31, 2015
	Outstanding as of December 31		Average Outstanding During the Year
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$6,642,560	0.32%	$5,251,081	0.22%
Medium-term notes	595,991	0.38%	761,998	0.25%
Current portion of long-term notes	1,872,910	1.05%
Total due within one year	$9,111,461	0.48%
Due after one year:
Medium-term notes due in:
2017	$1,200,558	1.02%
2018	1,539,264	0.85%
2019	520,284	1.73%
2020	529,567	1.68%
Thereafter	1,177,363	3.05%
Total due after one year	4,967,036	1.59%
Total	$14,078,497	0.87%

The maximum amount of Farmer Mac's discount notes outstanding at any month end during each of the years ended December 31, 2016 and 2015 was $6.9 billion and $6.7 billion, respectively.

Callable medium-term notes give Farmer Mac the option to redeem the debt at par value on a specified call date or at any time on or after a specified call date.  The following table summarizes by maturity date the amounts and costs for Farmer Mac debt callable in 2017 as of December 31, 2016:

Table 7.2

Debt Callable in 2017 as of December 31, 2016
	Amount	Weighted-Average Rate
	(dollars in thousands)
Maturity:
2018	$9,991	1.24%
2019	61,922	1.31%
2020	30,961	1.83%
2021	148,726	1.72%
Thereafter	91,714	2.69%
Total	$343,314	1.90%

The following schedule summarizes the earliest interest rate reset date of total borrowings outstanding as of December 31, 2016, including callable and non-callable medium-term notes, assuming callable notes are redeemed at the initial call date:

Table 7.3

	Earliest Interest Rate Reset Date of Borrowings Outstanding
	Amount	Weighted-Average Rate
	(dollars in thousands)
Debt with interest rate resets in:
2017	$9,416,805	0.73%
2018	1,488,131	1.12%
2019	919,021	1.47%
2020	329,181	1.77%
2021	547,078	1.91%
Thereafter	962,884	3.27%
Total	$13,663,100	1.07%

During 2016 and 2015, Farmer Mac called $1.3 billion and $2.4 billion of callable medium-term notes, respectively.

Authority to Borrow from the U.S. Treasury

Farmer Mac's statutory charter authorizes it to borrow up to $1.5 billion from the U.S. Treasury through the issuance of debt obligations to the U.S. Treasury. Any funds borrowed from the U.S. Treasury may be used solely for the purpose of fulfilling Farmer Mac's guarantee obligations.  Any debt obligations issued by Farmer Mac under this authority would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac.  The charter requires Farmer Mac to repurchase any of its debt obligations held by the U.S. Treasury within a reasonable time.  As of December 31, 2016, Farmer Mac had not used this borrowing authority and does not expect to use this borrowing authority in the future.

Gains on Repurchase of Outstanding Debt

No outstanding debt repurchases were made in 2016, 2015, or 2014.

8.	LOANS AND ALLOWANCE FOR LOSSES

Loans

Farmer Mac classifies loans as either held for investment or held for sale. Loans held for investment are recorded at the unpaid principal balance, net of unamortized premium or discount and other cost adjustments. Loans held for sale are reported at the lower of cost or fair value determined on a pooled basis. As of December 31, 2016 and 2015, Farmer Mac had no loans held for sale. The following table displays the composition of the loan balances as of December 31, 2016 and 2015:

Table 8.1

	As of December 31, 2016			As of December 31, 2015
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Farm & Ranch	$2,381,488	$1,132,966	$3,514,454	$2,249,864	$708,111	$2,957,975
Rural Utilities	999,512	—	999,512	1,008,126	—	1,008,126
Total unpaid principal balance(1)	3,381,000	1,132,966	4,513,966	3,257,990	708,111	3,966,101
Unamortized premiums, discounts and other cost basis adjustments	(1,116)	—	(1,116)	423	—	423
Total loans	3,379,884	1,132,966	4,512,850	3,258,413	708,111	3,966,524
Allowance for loan losses	(4,437)	(978)	(5,415)	(3,736)	(744)	(4,480)
Total loans, net of allowance	$3,375,447	$1,131,988	$4,507,435	$3,254,677	$707,367	$3,962,044

(1)	Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business.

Allowance for Losses

Farmer Mac maintains an allowance for losses presented in two components on its consolidated balance sheets: (1) an allowance for loan losses to account for estimated probable losses on loans held, and (2) a reserve for losses to account for estimated probable losses on loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities).  As of December 31, 2016 and 2015, Farmer Mac's total allowances for losses were $7.4 million and $6.6 million, respectively. See Note 6 for more information about off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs.

The following is a summary of the changes in the total allowance for losses for each year in the three-year period ended December 31, 2016 and 2015:

Table 8.2

	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Balance as of December 31, 2013	$6,866	$6,468	$13,334
Release of losses	(961)	(2,205)	$(3,166)
Charge-offs	(86)	—	$(86)
Recoveries	45	—	$45
Balance as of December 31, 2014	$5,864	$4,263	$10,127
Provision for/(release of) losses	2,388	(2,180)	208
Charge-offs	(3,772)	—	(3,772)
Balance as of December 31, 2015	$4,480	$2,083	$6,563
Provision for/(release of) losses	1,065	(63)	1,002
Charge-offs	(130)	—	(130)
Balance as of December 31, 2016	$5,415	$2,020	$7,435

During 2016, Farmer Mac recorded provisions to its allowance for loan losses of $1.1 million and releases to its reserve for losses of $0.1 million. The provisions to the allowance for loan losses recorded during 2016 were attributable to an increase in the general allowance due to overall net volume growth in on-balance sheet Farm & Ranch loans and downgrades in risk ratings for certain loans. The releases to the reserve for losses recorded during the year ended December 31, 2016 were attributable to the release of a specific reserve on an impaired livestock loan underlying an LTSPC that was required to be removed from the LTSPC pool by the originator during 2016. Farmer Mac recorded $0.1 million of charge-offs to its allowance for loan losses during 2016.

During 2015, Farmer Mac recorded provisions to its allowance for loan losses of $2.4 million and releases to its reserve for losses of $2.2 million. The provisions to the allowance for loan losses recorded during 2015 were primarily attributable to the establishment of a specific allowance for two Agricultural Storage and Processing loans that financed one canola facility. Farmer Mac recognized a charge-off of $3.7 million in fourth quarter 2015 on those loans. The provisions to the allowance for losses were offset by the reduction in the specific allowance for a permanent planting loan based on the updated appraised value of the collateral underlying such loan and releases to the general reserve from the reserve for losses due to substantial paydowns of Agricultural Storage and Processing loans underlying LTSPCs due to repayments of these loans at par.

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

The following tables present the changes in the total allowance for losses for year ended December 31, 2016 and 2015 by commodity type:

Table 8.3

	December 31, 2016
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Year Ended:
Beginning Balance	$2,791	$931	$1,781	$408	$649	$3	$6,563
Provision for/(release of) losses	574	792	(406)	127	(116)	31	1,002
Charge-offs	—	—	—	(130)	—	—	(130)
Ending Balance	$3,365	$1,723	$1,375	$405	$533	$34	$7,435

	December 31, 2015
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Year Ended
Beginning Balance	$2,519	$2,159	$1,423	$467	$3,552	$7	$10,127
Provision for/(release of) losses	272	(1,228)	358	52	758	(4)	208
Charge-offs	—	—	—	(111)	(3,661)	—	(3,772)
Ending Balance	$2,791	$931	$1,781	$408	$649	$3	$6,563

The following tables present the unpaid principal balances of loans held and loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities) and the related total allowance for losses by impairment method and commodity type as of December 31, 2016 and 2015:

Table 8.4

	As of December 31, 2016
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$2,115,450	$569,360	$537,859	$183,660	$11,545	$8,894	$3,426,768
Off-balance sheet	1,241,851	437,575	752,473	131,889	36,506	4,503	2,604,797
Total	$3,357,301	$1,006,935	$1,290,332	$315,549	$48,051	$13,397	$6,031,565
Individually evaluated for impairment:
On-balance sheet	$41,648	$27,770	$10,658	$7,610	$—	$—	$87,686
Off-balance sheet	11,549	2,735	4,854	915	—	—	20,053
Total	$53,197	$30,505	$15,512	$8,525	$—	$—	$107,739
Total Farm & Ranch loans:
On-balance sheet	$2,157,098	$597,130	$548,517	$191,270	$11,545	$8,894	$3,514,454
Off-balance sheet	1,253,400	440,310	757,327	132,804	36,506	4,503	2,624,850
Total	$3,410,498	$1,037,440	$1,305,844	$324,074	$48,051	$13,397	$6,139,304
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$2,000	$652	$735	$193	$22	$28	$3,630
Off-balance sheet	420	281	241	54	511	6	1,513
Total	$2,420	$933	$976	$247	$533	$34	$5,143
Individually evaluated for impairment:
On-balance sheet	$613	$770	$270	$132	$—	$—	$1,785
Off-balance sheet	332	20	129	26	—	—	507
Total	$945	$790	$399	$158	$—	$—	$2,292
Total Farm & Ranch loans:
On-balance sheet	$2,613	$1,422	$1,005	$325	$22	$28	$5,415
Off-balance sheet	752	301	370	80	511	6	2,020
Total	$3,365	$1,723	$1,375	$405	$533	$34	$7,435

	As of December 31, 2015
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$1,911,039	$433,654	$444,320	$92,712	$15,944	$3,199	$2,900,868
Off-balance sheet	1,313,872	483,473	777,663	110,378	56,208	7,142	2,748,736
Total	$3,224,911	$917,127	$1,221,983	$203,090	$72,152	$10,341	$5,649,604
Individually evaluated for impairment:
On-balance sheet	$12,803	$21,247	$5,958	$7,261	$9,838	$—	$57,107
Off-balance sheet	5,937	3,037	8,840	774	—	—	18,588
Total	$18,740	$24,284	$14,798	$8,035	$9,838	$—	$75,695
Total Farm & Ranch loans:
On-balance sheet	$1,923,842	$454,901	$450,278	$99,973	$25,782	$3,199	$2,957,975
Off-balance sheet	1,319,809	486,510	786,503	111,152	56,208	7,142	2,767,324
Total	$3,243,651	$941,411	$1,236,781	$211,125	$81,990	$10,341	$5,725,299
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$1,968	$434	$702	$116	$167	$—	$3,387
Off-balance sheet	347	137	292	65	482	3	1,326
Total	$2,315	$571	$994	$181	$649	$3	$4,713
Individually evaluated for impairment:
On-balance sheet	$290	$218	$384	$201	$—	$—	$1,093
Off-balance sheet	186	142	403	26	—	—	757
Total	$476	$360	$787	$227	$—	$—	$1,850
Total Farm & Ranch loans:
On-balance sheet	$2,258	$652	$1,086	$317	$167	$—	$4,480
Off-balance sheet	533	279	695	91	482	3	2,083
Total	$2,791	$931	$1,781	$408	$649	$3	$6,563

The following tables present by commodity type the unpaid principal balances, recorded investment, and specific allowance for losses related to impaired loans and the recorded investment in loans on nonaccrual status as of December 31, 2016 and 2015:

Table 8.5

	As of December 31, 2016
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$20,761	$3,683	$1,054	$1,970	$—	$—	$27,468
Unpaid principal balance	20,816	3,688	1,055	1,975	—	—	27,534
With a specific allowance:
Recorded investment(1)	32,326	26,748	14,322	6,535	—	—	79,931
Unpaid principal balance	32,381	26,817	14,457	6,550	—	—	80,205
Associated allowance	945	790	399	158	—	—	2,292
Total:
Recorded investment	53,087	30,431	15,376	8,505	—	—	107,399
Unpaid principal balance	53,197	30,505	15,512	8,525	—	—	107,739
Associated allowance	945	790	399	158	—	—	2,292

Recorded investment of loans on nonaccrual status(2)	$13,405	$10,785	$2,696	$5,256	$—	$—	$32,142

(1)
Impairment analysis was performed in the aggregate in consideration of similar risk characteristics of the assets and historical statistics on $76.5 million (71 percent) of impaired loans as of December 31, 2016, which resulted in a specific allowance of $1.6 million.

(2)	Includes $12.4 million of loans that are less than 90 days delinquent but which have not met Farmer Mac's performance criteria for returning to accrual status.

	As of December 31, 2015
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$3,772	$12,340	$5,644	$1,851	$—	$—	$23,607
Unpaid principal balance	3,720	12,346	5,645	1,851	—	—	23,562
With a specific allowance:
Recorded investment(1)	15,103	11,939	9,050	6,185	9,838	—	52,115
Unpaid principal balance	15,020	11,938	9,153	6,184	9,838	—	52,133
Associated allowance	476	360	787	227	—	—	1,850
Total:
Recorded investment	18,875	24,279	14,694	8,036	9,838	—	75,722
Unpaid principal balance	18,740	24,284	14,798	8,035	9,838	—	75,695
Associated allowance	476	360	787	227	—	—	1,850

Recorded investment of loans on nonaccrual status(2)	$5,105	$16,546	$4,313	$5,870	$9,838	$—	$41,672

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

The following table presents by commodity type the average recorded investment and interest income recognized on impaired loans for the year ended December 31, 2016 and 2015:

Table 8.6

	December 31, 2016
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Year Ended:
Average recorded investment in impaired loans	$33,252	$24,737	$14,450	$8,396	$1,968	$—	$82,803
Income recognized on impaired loans	136	866	238	329	—	—	1,569

	December 31, 2015
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Year Ended:
Average recorded investment in impaired loans	$22,315	$36,326	$14,077	$10,605	$7,368	$—	$90,691
Income recognized on impaired loans	381	472	353	308	—	—	1,514

A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a troubled debt restructuring ("TDR"). Farmer Mac has granted a concession when, as a result of the restructuring, it does not expect to collect all amounts due in a timely manner, including interest accrued at the original contract rate. In making its determination of whether a borrower is experiencing financial difficulties, Farmer Mac considers several factors, including whether (1) the borrower has declared or is in the process of declaring bankruptcy, (2) there is substantial doubt as to whether the borrower will continue to be a going concern, and (3) the borrower can obtain funds from other sources at an effective interest rate at or near a current market interest rate for debt with similar risk characteristics. Farmer Mac evaluates TDRs similarly to other impaired loans for purposes of the allowance for losses. For the year ended December 31, 2016, there were no TDRs. For the year ended ended December 31, 2015, the recorded investment of loans determined to be TDRs was $1.1 million both before and after restructuring. For the year ended December 31, 2014, the recorded investment of loans determined to be TDRs was $5.3 million before restructuring and $6.0 million after restructuring. As of December 31, 2016 and 2015, there were no TDRs identified during the previous 12 months that were in default under the modified terms. The impact of TDRs on Farmer Mac's allowance for loan losses was immaterial for the years ended December 31, 2016 and 2015.

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

During the year ended ended December 31, 2016, Farmer Mac purchased eight defaulted loans having an unpaid principal balance of $2.5 million from pools underlying LTSPCs and Farm & Ranch Guaranteed Securities. During the year ended ended December 31, 2015, Farmer Mac purchased six defaulted loans having an unpaid principal balance of $16.9 million from pools underlying Farm & Ranch Guaranteed Securities. During 2014, Farmer Mac purchased two defaulted loans having an unpaid principal balance of $0.7 million from a pool underlying an LTSPC.

The following tables present information related to Farmer Mac's acquisition of defaulted loans for the years ended ended December 31, 2016, 2015 and 2014 and the outstanding balances and carrying amounts of all such loans as of December 31, 2016 and 2015:

Table 8.7

	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

Unpaid principal balance at acquisition date:
Loans underlying LTSPCs	$2,118	$13,500	$705
Loans underlying off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities)	398	3,407	—
Total unpaid principal balance at acquisition date	2,516	16,907	705
Contractually required payments receivable	2,544	17,036	705
Impairment recognized subsequent to acquisition	208	3,772	69
Recovery/release of allowance for all outstanding acquired defaulted loans	67	1,019	233

	As of
	December 31, 2016	December 31, 2015
	(in thousands)
Outstanding balance	$14,669	$36,195
Carrying amount	13,069	34,015

Net credit losses and 90-day delinquencies as of and for the periods indicated for loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs are presented in the table below.  As of December 31, 2016, there were no delinquencies and no probable losses inherent in Farmer Mac's Rural Utilities loan portfolio and Farmer Mac had not experienced credit losses on any Rural Utilities loans.

Table 8.8

	90-Day Delinquencies(1)		Net Credit Losses
	As of		For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2014
	(in thousands)
On-balance sheet assets:
Farm & Ranch:
Loans	$19,757	$26,935	$154	$3,853	$(6)
Total on-balance sheet	$19,757	$26,935	$154	$3,853	$(6)
Off-balance sheet assets:
Farm & Ranch:
LTSPCs	$1,281	$5,201	$—	$—	$—
Total off-balance sheet	$1,281	$5,201	$—	$—	$—
Total	$21,038	$32,136	$154	$3,853	$(6)

(1)
Includes loans and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, or in bankruptcy with at least one missed payment, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

Of the $19.8 million of on-balance sheet loans reported as 90-day delinquencies as of December 31, 2016, $0.1 million were loans subject to "removal-of-account" provisions. Of the $26.9 million of on-balance sheet loans reported as 90-day delinquencies as of December 31, 2015, none were loans subject to "removal-of-account" provisions.

Credit Quality Indicators

The following tables present credit quality indicators related to Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities as of December 31, 2016 and 2015:

Table 8.9

	As of December 31, 2016
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade(1)
On-balance sheet:
Acceptable	$2,080,227	$568,221	$504,784	$179,288	$11,545	$8,894	$3,352,959
Special mention(2)	35,223	1,139	33,075	4,372	—	—	73,809
Substandard(3)	41,648	27,770	10,658	7,610	—	—	87,686
Total on-balance sheet	$2,157,098	$597,130	$548,517	$191,270	$11,545	$8,894	$3,514,454
Off-Balance Sheet:
Acceptable	$1,201,144	$403,256	$724,056	$125,440	$34,537	$3,916	$2,492,349
Special mention(2)	20,422	16,881	15,341	2,344	—	6	54,994
Substandard(3)	31,834	20,173	17,930	5,020	1,969	581	77,507
Total off-balance sheet	$1,253,400	$440,310	$757,327	$132,804	$36,506	$4,503	$2,624,850
Total Ending Balance:
Acceptable	$3,281,371	$971,477	$1,228,840	$304,728	$46,082	$12,810	$5,845,308
Special mention(2)	55,645	18,020	48,416	6,716	—	6	128,803
Substandard(3)	73,482	47,943	28,588	12,630	1,969	581	165,193
Total	$3,410,498	$1,037,440	$1,305,844	$324,074	$48,051	$13,397	$6,139,304

Commodity analysis of past due loans(1)
On-balance sheet	$13,449	$3,245	$669	$2,394	$—	$—	$19,757
Off-balance sheet	373	407	38	463	—	—	1,281
90 days or more past due	$13,822	$3,652	$707	$2,857	$—	$—	$21,038

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)	Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.

(3)	Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of December 31, 2015
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade(1)
On-balance sheet:
Acceptable	$1,888,762	$431,038	$409,003	$89,541	$15,944	$3,199	$2,837,487
Special mention(2)	22,255	2,616	35,317	2,918	—	—	63,106
Substandard(3)	12,825	21,247	5,958	7,514	9,838	—	57,382
Total on-balance sheet	$1,923,842	$454,901	$450,278	$99,973	$25,782	$3,199	$2,957,975
Off-Balance Sheet
Acceptable	$1,279,454	$473,335	$753,472	$102,990	$56,208	$6,517	$2,671,976
Special mention(2)	24,422	7,226	13,121	2,938	—	523	48,230
Substandard(3)	15,933	5,949	19,910	5,224	—	102	47,118
Total off-balance sheet	$1,319,809	$486,510	$786,503	$111,152	$56,208	$7,142	$2,767,324
Total Ending Balance:
Acceptable	$3,168,216	$904,373	$1,162,475	$192,531	$72,152	$9,716	$5,509,463
Special mention(2)	46,677	9,842	48,438	5,856	—	523	111,336
Substandard(3)	28,758	27,196	25,868	12,738	9,838	102	104,500
Total	$3,243,651	$941,411	$1,236,781	$211,125	$81,990	$10,341	$5,725,299

Commodity analysis of past due loans(1)
On-balance sheet	$4,656	$7,405	$2,517	$2,519	$9,838	$—	$26,935
Off-balance sheet	511	—	4,542	148	—	—	5,201
90 days or more past due	$5,167	$7,405	$7,059	$2,667	$9,838	$—	$32,136

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)	Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.

(3)	Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

Concentrations of Credit Risk

The following table sets forth the geographic and commodity/collateral diversification, as well as the range of original loan-to-value ratios, for all Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs as of December 31, 2016 and 2015:

Table 8.10

	As of
	December 31, 2016	December 31, 2015
	(in thousands)
By commodity/collateral type:
Crops	$3,410,498	$3,243,651
Permanent plantings	1,037,440	941,411
Livestock	1,305,844	1,236,781
Part-time farm	324,074	211,125
Ag. Storage and Processing	48,051	81,990
Other	13,397	10,341
Total	$6,139,304	$5,725,299
By geographic region(1):
Northwest	$657,403	$582,127
Southwest	1,791,745	1,726,927
Mid-North	2,104,867	2,009,654
Mid-South	837,121	769,831
Northeast	229,679	215,883
Southeast	518,489	420,877
Total	$6,139,304	$5,725,299
By original loan-to-value ratio:
0.00% to 40.00%	$1,740,792	$1,594,818
40.01% to 50.00%	1,401,630	1,279,321
50.01% to 60.00%	1,706,099	1,593,025
60.01% to 70.00%	1,086,295	1,107,710
70.01% to 80.00%	180,142	126,860
80.01% to 90.00%	24,346	23,565
Total	$6,139,304	$5,725,299

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

On September 8, 2015, Farmer Mac's board of directors approved a share repurchase program authorizing Farmer Mac to repurchase up to $25 million of its outstanding Class C non-voting common stock through September 8, 2017. As of December 31, 2016, Farmer Mac had repurchased approximately 668,000 shares of Class C non-voting common stock at a cost of approximately $19.6 million pursuant to the share repurchase program.

During 2016, 2015, and 2014, Farmer Mac paid a quarterly dividend of $0.26, $0.16, and $0.14, respectively, per share on all classes of its common stock. Farmer Mac's ability to declare and pay dividends on its common stock could be restricted if it fails to comply with applicable capital requirements.

Preferred Stock

On January 17, 2013, Farmer Mac issued 2.4 million shares of 5.875 percent Non-Cumulative Preferred Stock, Series A (the "Series A Preferred Stock"). On March 25, 2014, Farmer Mac issued 3.0 million shares of 6.875 percent Non-Cumulative Preferred Stock, Series B (the "Series B Preferred Stock"). On June 20, 2014, Farmer Mac issued 3.0 million shares of 6.000 percent Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (the "Series C Preferred Stock"). The Series A Preferred Stock, the Series B Preferred Stock, and the Series C Preferred Stock (collectively referred to as the "Outstanding Preferred Stock") each has a par value of $25.00 per share and a liquidation preference of $25.00 per share. The Series A Preferred Stock and the Series B Preferred Stock pay an annual dividend rate of 5.875 percent and 6.875 percent, respectively, for the life of the securities. The Series C Preferred Stock pays an annual dividend rate of 6.000 percent from the date of issuance to and including the quarterly payment date occurring on July 17, 2024, and thereafter, at a floating rate equal to three-month LIBOR plus 3.26 percent. Farmer Mac has the right, but not the obligation, to redeem the Series A Preferred Stock at any time on and after January 17, 2018, the Series B Preferred Stock at any time on and after April 17, 2019, and the Series C Preferred Stock at any time on and after July 18, 2024, all at a price equal to the then-applicable liquidation preference. Dividends on all series of Outstanding Preferred Stock are non-cumulative, which means that if Farmer Mac's Board of Directors has not declared a dividend before the applicable dividend payment date for any dividend period, such dividend will not be paid or cumulate, and Farmer Mac will have no obligation to pay dividends for such dividend period, whether or not dividends on any series of Outstanding Preferred Stock are declared for any future dividend period. Farmer Mac incurred direct costs of $1.7 million related to the issuance of the Series A Preferred Stock, direct costs of $1.9 million related to the issuance of the Series B Preferred Stock, and direct costs of $1.6 million related to the issuance of the Series C Preferred Stock. As of December 31, 2016, Farmer Mac had 2.4 million shares of Series A Preferred Stock outstanding, 3.0 million shares of Series B Preferred Stock outstanding, and 3.0 million of Series C Preferred Stock outstanding.

Farmer Mac's ability to declare and pay dividends on its preferred stock could be restricted if it fails to comply with applicable capital requirements. Farmer Mac's preferred stock is included as a component of core capital for regulatory and statutory capital compliance measurements.

Non-Controlling Interest in Farmer Mac II LLC

On January 25, 2010, Farmer Mac completed a private offering of $250.0 million of securities issued by a newly formed Delaware statutory trust.  The trust securities, called Farm Asset-Linked Capital Securities or "FALConS," represented undivided beneficial ownership interests in 250,000 shares of non-cumulative perpetual preferred stock (the "Farmer Mac II LLC Preferred Stock") of Farmer Mac's subsidiary, Farmer Mac II LLC, a Delaware limited liability company.  The Farmer Mac II LLC Preferred Stock had a liquidation preference of $1,000 per share. On May 14, 2014, Farmer Mac purchased $6.0 million of FALConS from certain holders. On March 30, 2015, Farmer Mac II LLC redeemed all of the outstanding shares of Farmer Mac II LLC Preferred Stock which, in turn, triggered the redemption of all of the outstanding FALConS on that same day. Farmer Mac recognized an expense of $8.1 million in deferred issuance costs upon the retirement of the Farmer Mac II LLC Preferred Stock.   The accrual of declared dividends on Farmer Mac II LLC Preferred Stock prior to its redemption is presented in "Net income attributable to non-controlling interest" on the consolidated statements of operations on a pre-tax basis and the consolidated tax benefit is included in "Income tax expense" on the consolidated statements of operations.

Equity-Based Incentive Compensation Plans

Farmer Mac's 2008 Omnibus Incentive Compensation Plan authorizes the grants of restricted stock, stock options, and SARs, among other alternative forms of equity-based compensation, to directors, officers and other employees.  SARs awarded to officers and employees vest annually in thirds.  Farmer Mac has not granted SARs to directors since 2008. If not exercised or terminated earlier due to the termination of employment, SARs granted to officers or employees expire after 10 years from the grant date.  For all SARs granted, the exercise price is equal to the closing price of the Class C non-voting common stock on the date of grant. SARs granted during 2016 have exercise prices of $35.75 per share, SARs granted during 2015 have exercise prices ranging from $28.17 to $32.39 per share, and SARs granted during 2014 have exercise prices ranging from $29.37 to $35.60 per share.  During 2016, 2015, and 2014, restricted stock awards were granted to directors with a vesting period of one year, to officers with a vesting period of three years provided certain performance targets are met, to officers vesting annually in thirds, and to employees with a vesting period of three years.

The following tables summarize stock options, SARs, and non-vested restricted stock activity for the years ended December 31, 2016, 2015, and 2014:

Table 9.1

	For the Year Ended December 31,
	2016		2015		2014
	Stock Options and SARs	Weighted- Average Exercise Price	Stock Options and SARs	Weighted- Average Exercise Price	Stock Options and SARs	Weighted- Average Exercise Price
Outstanding, beginning of year	747,573	$26.68	718,143	$25.12	664,245	$23.78
Granted	51,975	35.75	119,110	32.25	87,600	34.92
Exercised	(431,346)	24.77	(86,680)	21.32	(23,035)	20.83
Canceled	(667)	35.60	(3,000)	30.05	(10,667)	31.16
Outstanding, end of year	367,535	30.18	747,573	26.68	718,143	25.12
Exercisable at end of year	208,274	27.41	543,698	24.34	548,180	23.12

	For the Year Ended December 31,
	2016		2015		2014
	Non-vested Restricted Stock	Weighted- Average Grant Date Fair Value	Non-vested Restricted Stock	Weighted- Average Grant Date Fair Value	Non-vested Restricted Stock	Weighted- Average Grant Date Fair Value
Outstanding, beginning of year	132,651	$32.12	103,772	$31.24	98,285	$27.66
Granted	76,617	36.33	76,616	32.14	57,590	33.88
Canceled	(1,360)	35.75	—	—	(8,360)	21.72
Vested and issued	(69,411)	31.69	(47,737)	30.25	(43,743)	28.48
Outstanding, end of year	138,497	34.63	132,651	32.12	103,772	31.24

The cancellations of stock options, SARs, and non-vested restricted stock during 2016, 2015, and 2014 were due either to unvested awards terminating in accordance with the provisions of the applicable equity compensation plans upon directors' or employees' departures from Farmer Mac or failure to meet specified performance goals, or vested awards terminating unexercised on their expiration date.

Farmer Mac generally receives cash when stock options are exercised. Cash is not received from exercises of SARs or the vesting and issuance of restricted stock. Farmer Mac received $0.5 million from the exercise of stock options during 2016, $1.7 million during 2015, and $0.2 million during 2014. During 2016, 2015, and 2014, the reduction of income taxes payable as a result of the deduction for the exercise of stock options and SARs and the vesting or accelerated tax elections of restricted stock was $3.6 million, $0.8 million, and $0.6 million, respectively.
During 2016, 2015, and 2014, Farmer Mac recorded a net decrease to additional paid-in capital of $3.1 million, $0.6 million, and $0.3 million, respectively, related to stock-based compensation awards.

Farmer Mac has a policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of cash retainers. During 2016, Farmer Mac issued 1,130 shares of Class C non-voting common stock with a fair value of $41,000 to the 4 directors who made that election. During

2015, Farmer Mac issued 491 shares of Class C non-voting common stock with a fair value of $14,000 to the 4 directors who made that election. During 2014, Farmer Mac issued 604 shares of Class C non-voting common stock with a fair value of $20,000 to the 5 directors who made that election.

The following tables summarize information regarding stock options, SARs, and non-vested restricted stock outstanding as of December 31, 2016:

Table 9.2

	Outstanding		Exercisable		Vested or Expected to Vest
Range of Exercise Prices	Stock Options and SARs	Weighted- Average Remaining Contractual Life	Stock Options and SARs	Weighted- Average Remaining Contractual Life	Stock Options and SARs	Weighted- Average Remaining Contractual Life
$5.00 - $9.99	4,000	1.7 years	4,000	1.7 years	4,000	1.7 years
10.00 - 14.99	10,000	3.7 years	10,000	3.7 years	10,000	3.7 years
15.00 - 19.99	27,000	4.4 years	27,000	4.4 years	27,000	4.4 years
20.00 - 24.99	27,000	5.2 years	27,000	5.2 years	27,000	5.2 years
25.00 - 29.99	23,509	2.6 years	19,509	1.4 years	23,309	2.5 years
30.00 - 34.99	189,713	7.3 years	103,767	6.6 years	184,893	7.3 years
35.00 - 39.99	86,313	8.4 years	16,998	7.0 years	85,619	8.4 years
	367,535		208,274		361,821

	Outstanding		Expected to Vest
Weighted- Average Grant-Date Fair Value	Non-vested Restricted Stock	Weighted-Average Remaining Contractual Life	Non-vested Restricted Stock	Weighted-Average Remaining Contractual Life
$25.00 - $29.99	6,778	1.1 years	6,439	1.1 years
30.00 - 34.99	18,140	0.2 years	17,233	0.2 years
35.00 - 39.99	110,204	1.5 years	106,481	1.5 years
40.00 - 44.99	3,375	1.6 years	3,162	1.6 years
	138,497		133,315

The weighted average exercise price of the 361,821 options and SARs vested or expected to vest as of December 31, 2016 was $30.14.

As of December 31, 2016 and 2015, the intrinsic value of options, SARs, and non-vested restricted stock outstanding, exercisable, and vested or expected to vest was $17.4 million and $8.1 million, respectively.  During 2016, 2015, and 2014, the total intrinsic value of options and SARs exercised was $7.6 million, $0.9 million, and $0.3 million, respectively.  As of December 31, 2016, there was $3.2 million of total unrecognized compensation cost related to non-vested stock options, SARs, and restricted stock awards.  This cost is expected to be recognized over a weighted-average period of 1.7 years.

The weighted-average grant date fair values of options, SARs, and restricted stock awards granted in 2016, 2015, and 2014 were $25.11, $17.97, and $21.11 per share, respectively.  Under the fair value-based method of accounting for stock-based compensation cost, Farmer Mac recognized compensation expense of $3.3 million, $3.3 million, and $2.9 million during 2016, 2015, and 2014, respectively.

The fair values of stock options and SARs were estimated using the Black-Scholes option pricing model based on the following assumptions:

Table 9.3

	For the Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.5%	1.2%	1.5%
Expected years until exercise	5 years	4 years	4 years
Expected stock volatility	34.7%	38.0%	49.7%
Dividend yield	2.9%	2.0%	1.6%

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

Because restricted stock awards will be issued upon vesting regardless of the stock price, expected stock volatility is not considered in determining grant date fair value.  Restricted stock awards also accrue dividends which are paid at vesting.  The weighted-average grant date fair value of the restricted stock awarded in 2016, 2015, and 2014 was $36.33, $32.14, and $33.88 per share, respectively, which is based on the closing price of the stock on the date granted.

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

Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of December 31, 2016 and 2015, the minimum capital requirement was greater than the risk-based capital requirement. Farmer Mac's ability to declare and pay dividends could be restricted if it fails to comply with applicable capital requirements.

As of December 31, 2016, Farmer Mac's minimum capital requirement was $466.5 million and its core capital level was $609.7 million, which was $143.2 million above the minimum capital requirement as of that date.  As of December 31, 2015, Farmer Mac's minimum capital requirement was $462.1 million and its core capital level was $564.5 million, which was $102.4 million above the minimum capital requirement as of that date.

In accordance with FCA's rule on Farmer Mac's capital planning, and as part of Farmer Mac's capital plan, Farmer Mac has adopted a policy for maintaining a sufficient level of Tier 1 capital (consisting of retained earnings, paid-in-capital, common stock, and qualifying preferred stock) and imposing restrictions on Tier 1-eligible dividends and any discretionary bonus payments in the event that this capital falls below specified thresholds.

10.	INCOME TAXES

Farmer Mac is subject to federal income taxes but is exempt from state and local income taxes.  The components of the federal income tax expense for the years ended December 31, 2016, 2015, and 2014 were as follows:

Table 10.1

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Current income tax expense	$37,954	$30,247	$9,803
Deferred income tax (benefit)/expense	4,103	3,992	(6,979)
Income tax expense	$42,057	$34,239	$2,824

A reconciliation of tax at the statutory federal tax rate to the income tax expense for the years ended December 31, 2016, 2015, and 2014 is as follows:

Table 10.2

	For the Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Tax expense at statutory rate	$41,775	$37,827	$25,587
Non-taxable dividend income	—	—	(1,587)
Income from non-controlling interest	—	(1,874)	(7,766)
Loss on retirement of preferred stock	—	(1,901)	—
Valuation allowance	21	33	(13,542)
Other	261	154	132
Income tax expense	$42,057	$34,239	$2,824
Statutory tax rate	35.0%	35.0%	35.0%

The components of the deferred tax assets and liabilities as of December 31, 2016 and 2015 were as follows:

Table 10.3

	As of December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Basis differences related to financial derivatives	$15,917	$28,395
Basis differences related to hedged items	9,307	2,866
Unrealized losses on available-for-sale securities	—	5,660
Allowance for losses	2,602	2,297
Stock-based compensation	1,648	2,833
Capital loss carryforwards and other than temporary impairment	56	2,099
Valuation allowance	(56)	(2,099)
Other	1,247	1,444
Total deferred tax assets	30,721	43,495
Deferred tax liability:
Unrealized gains on available-for-sale securities	16,889	—
Basis difference in subsidiary	23	300
Other	1,518	279
Total deferred tax liability	18,430	579
Net deferred tax asset	$12,291	$42,916

A valuation allowance is required to reduce a deferred tax asset to an amount that is more likely than not to be realized.  Future realization of the tax benefit from a deferred tax asset depends on the existence of sufficient taxable income of the appropriate character.  After the evaluation of both positive and negative objective evidence regarding the likelihood that its deferred tax assets will be realized, Farmer Mac established a valuation allowance of $0.1 million and $2.1 million as of December 31, 2016 and 2015, which was attributable to capital loss carryforwards on investment securities.  Farmer Mac did not establish a valuation allowance for the remainder of its deferred tax assets because it believes it is more likely than not that those deferred tax assets will be realized.  In determining its deferred tax asset valuation allowance, Farmer Mac considered its taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback and carryforward periods available under the tax law and the impact of possible tax planning strategies.  During 2014, Farmer Mac reduced its deferred tax valuation allowance by $13.5 million upon utilizing capital loss carryforwards. In addition, $5.9 million and $0.1 million of capital loss carryforwards expired on December 31, 2016 and 2015, respectively, and Farmer Mac removed $2.1 million and $39,000, respectively, of corresponding deferred tax assets and the related deferred tax asset valuation allowance. Deferred tax assets are measured at rates in effect when they arise. To the extent rates change, the deferred tax asset will be adjusted to reflect the new rate. A reduction in corporate tax rates would result in a reduction in the value of the deferred tax asset. As of December 31, 2016, the amount of capital loss carryforwards was $0.2 million.  These capital loss carryforwards will expire in 2021.

As of December 31, 2016 and 2015, Farmer Mac did not identify any uncertain tax positions.

The following table presents the changes in unrecognized tax benefits for the years ended December 31, 2016, 2015, and 2014:

Table 10.4

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Beginning balance	$—	$—	$1,148
Decreases based on tax positions related to prior years	—	—	(1,148)
Increases based on tax positions related to current year	—	—	—
Ending balance	$—	$—	$—

The resolution of the unrecognized tax benefits presented above represented temporary differences and, therefore, would not result in a change to Farmer Mac's effective tax rate. Farmer Mac does not expect to be subject to, and has not recorded tax penalties.  During 2014, the IRS examined Farmer Mac's uncertain tax positions reported in its 2011 tax return; as a result of the examination, Farmer Mac concluded it does not currently have any uncertain tax positions. Tax years 2014 through 2016 remain subject to examination.

11.	EMPLOYEE BENEFITS

Farmer Mac makes contributions to a defined contribution retirement plan for all of its employees. Farmer Mac contributed 13.2 percent of the lesser of an employee's gross salary and the maximum compensation permitted under the Economic Growth and Tax Relief Reconciliation Act of 2001 ("EGTRRA") ($265,000 for 2016, $265,000 for 2015, and $260,000 for 2014), plus 5.7 percent of the difference between: (1) the lesser of the gross salary and the amount established under EGTRRA; and (2) the Social Security Taxable Wage Base. Employees are fully vested after having been employed for approximately 3 years.  Expenses for this plan for the years ended December 31, 2016, 2015, and 2014 were $1.3 million, $1.2 million, and $1.2 million, respectively.

12.	GUARANTEES AND LONG-TERM STANDBY PURCHASE COMMITMENTS

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

The contractual terms of Farmer Mac's guarantees range from less than 1 year to 30 years.  However, the actual term of each guarantee may be significantly less than the contractual term based on the prepayment characteristics of the related agricultural real estate mortgage loans.  Farmer Mac's maximum potential exposure under these guarantees is comprised of the unpaid principal balance of the underlying agricultural real estate mortgage loans.  Guarantees issued or modified on or after January 1, 2003 are recorded in the consolidated balance sheets.  Farmer Mac's maximum potential exposure was $4.9 billion and $4.5 billion as of December 31, 2016 and 2015, respectively.  Farmer Mac's maximum potential exposure for guarantees issued prior to January 1, 2003, which are not recorded on the consolidated balance sheets, was $40.1 million and $56.2 million as of December 31, 2016 and 2015, respectively. The maximum exposure from these guarantees is not representative of the actual loss Farmer Mac is likely to incur, based on historical loss experience.  In the event Farmer Mac was required to make payments under its guarantees, Farmer Mac would have the right to enforce the terms of the loans, and in the event of default, would have access to the underlying collateral.  For information on Farmer Mac's methodology for determining the reserve for losses for its financial guarantees, see Note 2(j) and Note 8. The following table presents changes in Farmer Mac's guarantee and commitment obligations in the consolidated balance sheets for the years ended December 31, 2016, 2015, and 2014:

Table 12.1

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Beginning balance, January 1	$38,609	$37,925	$39,667
Additions to the guarantee and commitment obligation(1)	6,725	8,207	4,966
Amortization of the guarantee and commitment obligation	(8,052)	(7,523)	(6,708)
Ending balance, December 31	$37,282	$38,609	$37,925

(1)	Represents the fair value of the guarantee and commitment obligation at inception.

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

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2016 and 2015, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans:

Table 12.2

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of December 31, 2016	As of December 31, 2015
	(in thousands)
Farm & Ranch:
Guaranteed Securities	$415,441	$514,051
USDA Guarantees:
Farmer Mac Guaranteed USDA Securities	103,976	10,272
Institutional Credit:
AgVantage Securities	983,214	984,871
Revolving floating rate AgVantage facility(1)	300,000	300,000
Total off-balance sheet Farmer Mac Guaranteed Securities	$1,802,631	$1,809,194

(1)	Relates to a revolving floating rate AgVantage facility subject to specified contractual terms. Farmer Mac receives a fixed fee based on the full dollar amount of the facility.

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

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  The following table summarizes the significant cash flows received from and paid to trusts used for Farmer Mac securitizations:

Table 12.3

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Proceeds from new securitizations	$609,347	$336,913	$175,754
Guarantee fees received	3,552	4,028	4,612
Purchases of assets from the trusts	(2,118)	(3,407)	—

Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $5.5 million as of December 31, 2016 and $8.3 million as of December 31, 2015. As of December 31, 2016 and 2015, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 10.7 years and 11.3 years, respectively.  As of December 31, 2016 and 2015, the weighted-average remaining maturity of the off-balance sheet AgVantage securities was 0.7 years and 1.7 years, respectively.

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

The maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans, was $3.1 billion as of December 31, 2016 and $2.8 billion as of December 31, 2015.

As of December 31, 2016 and 2015, the weighted-average remaining maturity of all loans underlying LTSPCs was 15.1 years and 14.6 years, respectively.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $31.8 million as of December 31, 2016 and $30.3 million as of December 31, 2015.

Commitments

Farmer Mac enters into mandatory and optional delivery commitments to purchase loans.  Most loan purchase commitments entered into by Farmer Mac are mandatory commitments, in which Farmer Mac charges a fee to extend or cancel the commitment.  As of December 31, 2016 and 2015, commitments to purchase Farm & Ranch loans and USDA Guarantees totaled $114.5 million and $60.9 million, respectively, all of which were mandatory commitments.  As of December 31, 2016, there were no commitments to purchase Rural Utilities loans. As of December 31, 2015, commitments to purchase Rural Utilities loans totaled $4.0 million.  Any optional loan purchase commitments are sold forward under optional commitments to deliver Farmer Mac Guaranteed Securities that may be canceled by Farmer Mac without penalty.

Rental expense for Farmer Mac's office space for each of the years ended December 31, 2016, 2015, and 2014 was $1.3 million.  The future minimum lease payments under Farmer Mac's non-cancellable leases for its office space and other contractual obligations as of December 31, 2016 are as follows:

Table 12.4

	Future Minimum Lease Payments	Other Contractual Obligations
	(in thousands)
2017	$1,455	$1,063
2018	1,447	481
2019	1,439	488
2020	1,427	498
2021	1,459	193
Thereafter	4,069	—
Total	$11,296	$2,723

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

For a significant portion of Farmer Mac's investment portfolio, including most asset-backed securities, corporate debt securities, senior agency debt securities, Government/GSE guaranteed mortgage-backed securities, and preferred stock issued by GSEs, fair value is primarily determined using a reputable and nationally recognized third-party pricing service.  The prices obtained are non-binding and generally representative of recent market trades.  The fair value of certain asset-backed and Government guaranteed mortgage-backed securities are estimated based on quotations from brokers or dealers. Farmer Mac corroborates its primary valuation source by obtaining a secondary price from another independent third-party pricing service.  Farmer Mac classifies these fair value measurements as level 2.

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

Available-for-Sale and Trading Farmer Mac Guaranteed Securities and USDA Securities

Farmer Mac estimates the fair value of its Farmer Mac Guaranteed Securities and USDA Securities by discounting the projected cash flows of these instruments at projected interest rates.  The fair values are based on the present value of expected cash flows using management's best estimate of certain key assumptions, which include prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved.  Farmer Mac classifies these fair value measurements as level 3 because there is limited market activity and therefore little or no price transparency.  On a sample basis, Farmer Mac corroborates the fair value of its Farmer Mac Guaranteed Securities and USDA Securities by obtaining a secondary valuation from an independent third-party service.

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

As of December 31, 2016 and 2015, the consideration of Farmer Mac's and the counterparties' credit risk resulted in an adjustment of $0.1 million and $0.2 million to the valuations of Farmer Mac's derivative portfolio. See Note 2(h) and Note 6 for more information about Farmer Mac's derivative portfolio.

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

Real Estate Owned

Farmer Mac initially records REO properties at net realizable value and subsequently measures them at the lower of carrying value or net realizable value. The fair value of the REO generally is based on third-party appraisals. Farmer Mac classifies the REO fair values as level 3 measurements. Farmer Mac uses net realizable value as a reasonable estimate of fair value in the tables below.

Fair Value Classification and Transfers

As of December 31, 2016, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $4.9 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 31 percent of total assets and 65 percent of financial instruments measured at fair value as of December 31, 2016. As of December 31, 2015, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $6.1 billion whose fair values were estimated by management in the absence of readily determinable fair values.  These financial instruments measured as level 3 represented 39 percent of total assets and 69 percent of financial instruments measured at fair value as of December 31, 2015.

Net transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period.  There were no transfers within the fair value hierarchy for fair value measurements of Farmer Mac's investment securities, Farmer Mac Guaranteed Securities, USDA Securities, and financial derivatives during 2016, 2015, and 2014. See Note 2(b) and Note 5 for information about the transfer of available-for-sale USDA and Farmer Mac Guaranteed USDA securities to held-to-maturity as of October 1, 2016 and Note 2(b) for information about the transfer of available-for-sale Farmer Mac Guaranteed Securities to held-to-maturity as of January 1, 2014.

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2016 and December 31, 2015, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Table 13.1

Assets and Liabilities Measured at Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$17,730	$17,730
Floating rate asset-backed securities	—	43,851	—	43,851
Floating rate corporate debt securities	—	10,041	—	10,041
Floating rate Government/GSE guaranteed mortgage-backed securities	—	1,361,029	—	1,361,029
Fixed rate GSE guaranteed mortgage-backed securities	—	7,625	—	7,625
Floating rate GSE subordinated debt	—	66,953	—	66,953
Fixed rate senior agency debt	—	187,133	—	187,133
Fixed rate U.S. Treasuries	821,489	—	—	821,489
Total Investment Securities	821,489	1,676,632	17,730	2,515,851
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—	4,853,685	4,853,685
Total Farmer Mac Guaranteed Securities	—	—	4,853,685	4,853,685
USDA Securities:
Trading	—	—	20,388	20,388
Total USDA Securities	—	—	20,388	20,388
Financial derivatives	—	23,182	—	23,182
Total Assets at fair value	$821,489	$1,699,814	$4,891,803	$7,413,106
Liabilities:
Financial derivatives	$155	$57,997	$—	$58,152
Total Liabilities at fair value	$155	$57,997	$—	$58,152
Nonrecurring:
Assets:
Loans held for investment	$—	$—	$2,799	$2,799
REO	—	—	349	349
Total Nonrecurring Assets at fair value	$—	$—	$3,148	$3,148

Assets and Liabilities Measured at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
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

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which Farmer Mac has used significant unobservable inputs to determine fair value. Net transfers in and/or out of level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no liabilities measured at fair value using significant unobservable inputs during the years ended December 31, 2016 and 2015.

Table 13.2

Level 3 Assets and Liabilities Measured at Fair Value for the Year Ended December 31, 2016
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Transfers Out	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$44,924	$—	$(26,806)	$—	$6	$(394)	$—	$17,730
Total available-for-sale	44,924	—	(26,806)	—	6	(394)	—	17,730
Trading:
Floating rate asset-backed securities(1)	491	—	—	(2,213)	1,722	—	—	—
Total trading	491	—	—	(2,213)	1,722	—	—	—
Total Investment Securities	45,415	—	(26,806)	(2,213)	1,728	(394)	—	17,730
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	4,121,244	1,430,392	—	(706,446)	(20,944)	29,439	—	4,853,685
Farmer Mac Guaranteed USDA Securities(2)	31,361	4,100	—	(3,240)	—	603	(32,824)	—
Total Farmer Mac Guaranteed Securities	4,152,605	1,434,492	—	(709,686)	(20,944)	30,042	(32,824)	4,853,685
USDA Securities:
Available-for-sale(2)	1,888,344	391,240	(97,954)	(237,262)	—	35,959	(1,980,327)	—
Trading(3)	28,975	—	—	(8,325)	(262)	—	—	20,388
Total USDA Securities	1,917,319	391,240	(97,954)	(245,587)	(262)	35,959	(1,980,327)	20,388
Total Assets at fair value	$6,115,339	$1,825,732	$(124,760)	$(957,486)	$(19,478)	$65,607	$(2,013,151)	$4,891,803

(1)	None of the unrealized gains are attributable to assets still held as of December 31, 2016 and are recorded in "Gains on trading securities."

(2)	Includes $32.8 million of Farmer Mac Guaranteed USDA Securities and $2.0 billion of USDA Securities transferred from available-for-sale to held-to-maturity on October 1, 2016.

(3)	Includes unrealized losses of $0.3 million attributable to assets still held as of December 31, 2016 that are recorded in "Gains on trading securities."

Level 3 Assets and Liabilities Measured at Fair Value for the Year Ended December 31, 2015
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized (Losses)/Gains included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$40,576	$—	$—	$—	$(100)	$4,448	$44,924
Total available-for-sale	40,576	—	—	—	(100)	4,448	44,924
Trading:
Floating rate asset-backed securities(1)	689	—	—	(657)	459	—	491
Total trading	689	—	—	(657)	459	—	491
Total Investment Securities	41,265	—	—	(657)	359	4,448	45,415
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	3,631,662	678,566	—	(138,687)	3,090	(53,387)	4,121,244
Farmer Mac Guaranteed USDA Securities	27,619	13,314	—	(9,482)	—	(90)	31,361
Total Farmer Mac Guaranteed Securities	3,659,281	691,880	—	(148,169)	3,090	(53,477)	4,152,605
USDA Securities:
Available-for-sale	1,731,222	363,621	—	(233,385)	—	26,886	1,888,344
Trading(2)	40,310	—	—	(12,096)	761	—	28,975
Total USDA Securities	1,771,532	363,621	—	(245,481)	761	26,886	1,917,319
Total Assets at fair value	$5,472,078	$1,055,501	$—	$(394,307)	$4,210	$(22,143)	$6,115,339

(1)	Unrealized gains are attributable to assets still held as of December 31, 2015 and are recorded in "Gains on trading securities."

(2)	Includes unrealized gains of $0.9 million attributable to assets still held as of December 31, 2015 that are recorded in "Gains on trading securities."

Level 3 Assets and Liabilities Measured at Fair Value for the Year Ended December 31, 2014
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized (Losses)/Gains included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Transfers Out	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$65,285	$—	$(26,675)	$—	$(825)	$2,791	$—	$40,576
Floating rate Government/GSE guaranteed mortgage-backed securities	205	—	—	(205)	—	—	—	—
Total available-for-sale	65,490	—	(26,675)	(205)	(825)	2,791	—	40,576
Trading:
Floating rate asset-backed securities(1)	928	—	—	(685)	446	—	—	689
Total trading	928	—	—	(685)	446	—	—	689
Total Investment Securities	66,418	—	(26,675)	(890)	(379)	2,791	—	41,265
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage(2)	5,070,366	1,091,475	—	(922,908)	14,520	10,995	(1,632,786)	3,631,662
Farmer Mac Guaranteed USDA Securities	21,234	7,627	—	(808)		(434)	—	27,619
Total Farmer Mac Guaranteed Securities	5,091,600	1,099,102	—	(923,716)	14,520	10,561	(1,632,786)	3,659,281
USDA Securities:
Available-for-sale	1,553,669	335,359	—	(209,400)	—	51,594	—	1,731,222
Trading(2)	58,344	—	—	(19,185)	1,151	—	—	40,310
Total USDA Securities	1,612,013	335,359	—	(228,585)	1,151	51,594	—	1,771,532
Total Assets at fair value	$6,770,031	$1,434,461	$(26,675)	$(1,153,191)	$15,292	$64,946	$(1,632,786)	$5,472,078

Liabilities:	$(235)	$—	$—	$—	$235	$—	$—	$—
Financial Derivatives:	$(235)	$—	$—	$—	$235	$—	$—	$—

(1)	Unrealized gains are attributable to assets still held as of December 31, 2014 and are recorded in "Gains on trading securities.".

(2)
Includes $1.6 billion of AgVantage securities transferred from available-for-sale to held-to-maturity on January 1, 2014 and $20.7 million of AgVantage securities purchased during 2014 transferred from available-for-sale to held-to-maturity.

(3)	Includes unrealized gains of $1.8 million attributable to assets still held as of December 31, 2014 that are recorded in "Gains on trading securities."

The following tables present additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in level 3 of the fair value hierarchy as of December 31, 2016 and December 31, 2015.

Table 13.3

	As of December 31, 2016
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$17,730	Indicative bids	Range of broker quotes	90.0% - 90.0% (90.0%)
Farmer Mac Guaranteed Securities:
AgVantage	$4,853,685	Discounted cash flow	Discount rate	1.5% - 3.3% (1.9%)

USDA Securities	$20,388	Discounted cash flow	Discount rate	4.0% - 5.3% (5.0%)
			CPR	13% - 18% (17%)

	As of December 31, 2015
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$44,924	Indicative bids	Range of broker quotes	92.0% - 99.6% (96.6%)
Floating rate asset-backed securities	$491	Discounted cash flow	Discount rate	18.3% - 23.9% (21.5%)
			CPR	10.0%
Farmer Mac Guaranteed Securities:
AgVantage	$4,121,244	Discounted cash flow	Discount rate	1.1% - 3.3% (1.8%)
Farmer Mac Guaranteed USDA Securities	$31,361	Discounted cash flow	Discount rate	1.0% - 3.9% (1.8%)
			CPR	9% - 20% (10.0%)
USDA Securities	$1,917,319	Discounted cash flow	Discount rate	1.3% - 5.1% (3.1%)
			CPR	0% - 19% (7.0%)

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

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities, and guarantees and commitments as of December 31, 2016 and December 31, 2015:

Table 13.4

	As of December 31, 2016		As of December 31, 2015
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$265,229	$265,229	$1,210,084	$1,210,084
Investment securities	2,515,851	2,515,851	2,775,516	2,775,516
Farmer Mac Guaranteed Securities	6,006,694	6,002,916	5,434,422	5,426,621
USDA Securities	1,934,023	2,029,613	1,917,319	1,917,319
Loans	4,481,019	4,507,435	4,027,660	3,962,044
Financial derivatives	23,182	23,182	3,816	3,816
Guarantee and commitment fees receivable:
LTSPCs	34,720	32,656	31,953	31,240
Farmer Mac Guaranteed Securities	6,197	6,215	8,872	8,949
Financial liabilities:
Notes payable:
Due within one year	8,439,515	8,440,123	9,108,468	9,111,461
Due after one year	5,260,497	5,222,977	5,009,310	4,967,036
Debt securities of consolidated trusts held by third parties	1,107,513	1,142,704	713,316	713,536
Financial derivatives	58,152	58,152	77,199	77,199
Guarantee and commitment obligations:
LTSPCs	33,860	31,796	31,015	30,301
Farmer Mac Guaranteed Securities	5,467	5,486	8,230	8,308

The carrying value of cash and cash equivalents is a reasonable estimate of their approximate fair value and is classified as level 1 within the fair value hierarchy. Investment securities primarily are valued based on unadjusted quoted prices in active markets and are classified as level 2 within the fair value hierarchy. Farmer Mac internally models the fair value of its loan portfolio, including loans held for investment and loans held for investment in consolidated trusts, Farmer Mac Guaranteed Securities, and USDA Securities by discounting the projected cash flows of these instruments at projected interest rates. The fair values are based on the present value of expected cash flows using management's best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved. These fair value measurements do not take into consideration the fair value of the underlying property and are classified as level 3 within the fair value hierarchy. Financial derivatives primarily are valued using unadjusted counterparty valuations and are classified as level 2 within the fair value hierarchy. The fair value of the guarantee fees receivable/obligation and debt securities of consolidated trusts are estimated based on the present value of expected future cash flows of the underlying mortgage assets using management's best estimate of certain key assumptions, which include prepayments speeds, forward yield curves, and discount rates commensurate with the risks involved and are classified as level 3 within the fair value hierarchy. Notes payable are valued by discounting the expected cash flows of these instruments using a yield curve derived from market prices observed for similar agency securities and are also classified as level 3 within the fair value hierarchy. Because the cash flows of Farmer Mac's financial instruments may be interest rate path dependent, estimated fair values and projected discount rates for level 3 financial instruments are derived using a Monte Carlo simulation model. Different market assumptions and estimation methodologies could significantly affect estimated fair value amounts.

14.	BUSINESS SEGMENT REPORTING

Farmer Mac's operations consist of four operating segments – Farm & Ranch, USDA Guarantees, Rural Utilities, and Institutional Credit. The Institutional Credit segment comprises Farmer Mac's purchases and guarantees of AgVantage securities related to general obligations of lenders that are secured by pools of eligible loans.

Farmer Mac uses these four segments to manage business risk, and each segment is based on distinct products and distinct business activities.  In addition to these four operating segments, a corporate segment is presented.  That segment represents activity in Farmer Mac's investment portfolio and other corporate activities.   Each operating segment's financial results include directly attributable revenues and expenses.  Corporate charges for administrative expenses that are not directly attributable to an operating segment are allocated to each segment based on headcount.

Farmer Mac uses core earnings to measure corporate economic performance and develop financial plans because, in management's view, core earnings is a useful alternative measure in understanding Farmer Mac's economic performance, transaction economics, and business trends.  Core earnings principally differs from net income attributable to common stockholders by excluding the effects of fair value fluctuations, which are not expected to have a cumulative net impact on financial condition or results of operations reported in accordance with generally accepted accounting principles ("GAAP") if the related financial instruments are held to maturity, as is generally expected. Core earnings also differs from net income attributable to common stockholders by excluding specified infrequent or unusual transactions that Farmer Mac believes are not indicative of future operating results and that may not reflect the trends and economic financial performance of Farmer Mac's core business. This corporate economic performance measure may not be comparable to similarly labeled measures disclosed by other companies.

The financial information presented below reflects the accounts of Farmer Mac and its subsidiaries on a consolidated basis.  Accordingly, the core earnings for Farmer Mac's reportable operating segments will differ from the stand-alone financial statements of Farmer Mac's subsidiaries.  These differences will be due to various factors, including the exclusion of unrealized gains and losses related to fair value changes of trading assets and financial derivatives, as well as the allocation of certain expenses such as dividends and interest expense related to the issuance of capital and the incurrence of indebtedness managed at the corporate level.  The allocation of general and administrative expenses that are not directly attributable to an operating segment may also result in differences.

The following tables present core earnings for Farmer Mac's operating segments and a reconciliation to consolidated net income for the years ended December 31, 2016, 2015, and 2014:

Table 14.1

Core Earnings by Business Segment
For the Year Ended December 31, 2016
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$47,219	$21,865	$11,739	$48,756	$10,695	$—		$140,274
Less: reconciling adjustments(1)(2)(3)	(6,831)	(2,446)	(1,373)	(3,205)	(1,317)	15,172		—
Net effective spread	40,388	19,419	10,366	45,551	9,378	15,172		—
Guarantee and commitment fees(2)	15,542	101	1,694	1,833	—	(4,302)		14,868
Other income/(expense)(3)(4)	539	222	2	—	(231)	5,068		5,600
Non-interest income/(loss)	16,081	323	1,696	1,833	(231)	766		20,468

Provision for loan losses	(1,065)	—	—	—	—	—		(1,065)

Release of reserve for losses	63	—	—	—	—	—		63
Other non-interest expense	(16,206)	(4,200)	(2,856)	(3,786)	(13,335)	—		(40,383)
Non-interest expense(5)	(16,143)	(4,200)	(2,856)	(3,786)	(13,335)	—		(40,320)
Core earnings before income taxes	39,261	15,542	9,206	43,598	(4,188)	15,938	(6)	119,357
Income tax (expense)/benefit	(13,743)	(5,439)	(3,223)	(15,258)	1,185	(5,579)		(42,057)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	25,518	10,103	5,983	28,340	(3,003)	10,359	(6)	77,300
Preferred stock dividends	—	—	—	—	(13,182)	—		(13,182)
Non-controlling interest - preferred stock dividends	—	—	—	—	34	—		34
Segment core earnings/(losses)	$25,518	$10,103	$5,983	$28,340	$(16,151)	$10,359	(6)	$64,152

Total assets at carrying value	$3,582,098	$2,096,503	$1,012,014	$6,008,574	$2,906,831	$—		$15,606,020
Total on- and off-balance sheet program assets at principal balance	$6,139,304	$2,094,375	$1,878,110	$7,287,686		—		$17,399,475

(1)	Excludes the amortization of premiums and discounts on assets consolidated at fair value, originally included in interest income, to reflect core earnings amounts.

(2)
Includes the reclassification of interest income and interest expense from consolidated trusts owned by third parties to guarantee and commitment fees, to reflect management's view that the net interest income Farmer Mac earns is effectively a guarantee fee.

(3)
Includes the reclassification of interest expense related to interest rate swaps not designated as hedges, which are included in "Gains/(losses) on financial derivatives and hedging activities" on the consolidated financial statements, to determine the effective funding cost for each operating segment.

(4)
Includes reconciling adjustments for fair value adjustments on financial derivatives and trading assets. Also includes a reconciling adjustment related to the recognition of deferred gains over the estimated lives of certain Farmer Mac Guaranteed Securities and USDA Securities. In 2016 and prior periods, fair value adjustments on financial derivatives included variation margin payment amounts because those amounts were considered to be collateral of the related exposure and were accounted for as unrealized gains or losses. However, effective first quarter 2017, CME implemented a change in its rules related to the exchange of variation margin, whereby variation margin payments will be considered a partial settlement of the respective derivatives contracts rather than as pledged collateral, and accounted for as realized gains and losses. See Note 6 for more information about this rule change. Farmer Mac believes that even though these variation margin amounts will be accounted for as realized gains or losses on financial derivatives and hedging activities as a result of the CME rule change, their economic character will remain the same as they were before the change. The fair value fluctuations related to the exchange of variation margin, whether considered a partial settlement of or the pledge of collateral under a derivatives contract, are not expected to have a cumulative net impact on Farmer Mac's financial condition or results of operations reported in accordance with GAAP because the related financial instruments are expected to be held to maturity. Therefore, beginning in 2017, this reconciling adjustment will include realized gains and losses on financial derivatives centrally cleared through CME resulting from the exchange of variation margin. As a result, core earnings subsequent to 2016 will be presented on a consistent basis with core earnings in 2016 and prior periods.

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

Core Earnings by Business Segment
For the Year Ended December 31, 2015
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$43,270	$17,751	$11,729	$44,970	$8,087	$—		$125,807
Less: reconciling adjustments(1)(2)(3)	(4,466)	88	(335)	(1,515)	(199)	6,427		—
Net effective spread	38,804	17,839	11,394	43,455	7,888	6,427		—
Guarantee and commitment fees(2)	15,076	17	397	1,665	—	(3,078)		14,077
Other income/(expense)(3)(4)	1,040	100	25	—	(1,972)	6,871		6,064
Non-interest income/(loss)	16,116	117	422	1,665	(1,972)	3,793		20,141

Provision for loan losses	(2,388)	—	—	—	—	—		(2,388)

Release of reserve for losses	2,180	—	—	—	—	—		2,180
Other non-interest expense	(16,876)	(3,449)	(3,364)	(2,109)	(11,864)	—		(37,662)
Non-interest expense(5)	(14,696)	(3,449)	(3,364)	(2,109)	(11,864)	—		(35,482)
Core earnings before income taxes	37,836	14,507	8,452	43,011	(5,948)	10,220	(6)	108,078
Income tax (expense)/benefit	(13,188)	(5,176)	(2,947)	(15,054)	3,803	(1,677)		(34,239)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	24,648	9,331	5,505	27,957	(2,145)	8,543	(6)	73,839
Preferred stock dividends	—	—	—	—	(13,182)	—		(13,182)
Non-controlling interest - preferred stock dividends	—	—	—	—	(5,139)	—		(5,139)
Loss on retirement of preferred stock	—	—	—	—	—	(8,147)		(8,147)
Segment core earnings/(losses)	$24,648	$9,331	$5,505	$27,957	$(20,466)	$396	(6)	$47,371

Total assets at carrying value	$3,041,386	$1,977,609	$1,019,279	$5,420,195	$4,081,885	$—		$15,540,354
Total on- and off-balance sheet program assets at principal balance	$5,725,299	$1,918,277	$1,530,990	$6,724,254		—		$15,898,820

(1)	Excludes the amortization of premiums and discounts on assets consolidated at fair value, originally included in interest income, to reflect core earnings amounts.

(2)
Includes the reclassification of interest income and interest expense from consolidated trusts owned by third parties to guarantee and commitment fees, to reflect management's view that the net interest income Farmer Mac earns is effectively a guarantee fee.

(3)
Includes the reclassification of interest expense related to interest rate swaps not designated as hedges, which are included in "Gains/(losses) on financial derivatives and hedging activities" on the consolidated financial statements, to determine the effective funding cost for each operating segment.

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

Core Earnings by Business Segment
For the Year Ended December 31, 2014
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$36,373	$17,362	$45	$41,870	$(25,303)	$—		$70,347
Less: reconciling adjustments(1)(2)(3)(4)	(4,550)	904	10,696	(2,814)	39,110	(43,346)		—
Net effective spread	31,823	18,266	10,741	39,056	13,807	(43,346)		—
Guarantee and commitment fees(2)	15,107	134	—	1,539	—	(2,086)		14,694
Other income/(expense)(3)(4(5)	762	63	9	—	(4,913)	22,675		18,596
Non-interest income/(loss)	15,869	197	9	1,539	(4,913)	20,589		33,290

Release of loan losses	961	—	—	—	—	—		961

Release of reserve for losses	2,205	—	—	—	—	—		2,205
Other non-interest expense	(15,180)	(2,955)	(3,130)	(1,891)	(10,541)	—		(33,697)
Non-interest expense(6)	(12,975)	(2,955)	(3,130)	(1,891)	(10,541)	—		(31,492)
Core earnings before income taxes	35,678	15,508	7,620	38,704	(1,647)	(22,757)	(7)	73,106
Income tax (expense)/benefit	(12,486)	(5,430)	(2,668)	(13,548)	23,347	7,961		(2,824)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest - preferred stock dividends	23,192	10,078	4,952	25,156	21,700	(14,796)	(7)	70,282
Preferred stock dividends	—	—	—	—	(9,839)	—		(9,839)
Non-controlling interest - preferred stock dividends	—	—	—	—	(22,192)	—		(22,192)
Segment core earnings/(losses)	$23,192	$10,078	$4,952	$25,156	$(10,331)	$(14,796)	(7)	$38,251

Total assets at carrying value	$2,611,401	$1,825,210	$995,082	$5,459,296	$3,396,832	$—		$14,287,821
Total on- and off-balance sheet program assets at principal balance	$5,417,174	$1,798,034	$985,609	$6,396,941		—		$14,597,758

(1)	Excludes the amortization of premiums and discounts on assets consolidated at fair value, originally included in interest income, to reflect core earnings amounts.

(2)
Includes the reclassification of interest income and interest expense from consolidated trusts owned by third parties to guarantee and commitment fees, to reflect management's view that the net interest income Farmer Mac earns is effectively a guarantee fee.

(3)
Includes the reclassification of interest expense related to interest rate swaps not designated as hedges, which are included in "Gains/(losses) on financial derivatives and hedging activities" on the consolidated financial statements, to determine the effective funding cost for each operating segment.

(4)
Includes the reclassification of interest income and interest expense related to securities purchased under agreements to resell and securities sold, not yet purchased, respectively to other income/(expense).

(5)
Includes reconciling adjustments for fair value adjustments on financial derivatives and trading assets. Also includes a reconciling adjustment related to the recognition of deferred gains over the estimated lives of certain Farmer Mac Guaranteed Securities and USDA Securities.

(6)	Includes directly attributable costs and an allocation of indirectly attributable costs based on headcount.

(7)
Net adjustments to reconcile to the corresponding income measures: core earnings before income taxes reconciled to income before income taxes; core earnings before preferred stock dividends and attribution of income to non-controlling interest reconciled to net income; and segment core earnings reconciled to net income attributable to common stockholders.

15.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Table 15.1

	2016 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(in thousands, except per share amounts)
Interest income:
Interest income	$81,241	$79,532	$77,236	$73,891
Interest expense	44,528	43,969	42,878	40,251
Net interest income	36,713	35,563	34,358	33,640
Provision for loan losses	(461)	(191)	(364)	(49)
Net interest income after provision for loan losses	36,252	35,372	33,994	33,591
Non-interest income/(loss):
Guarantee and commitment fees	3,789	3,798	3,655	3,626
Gains/(losses) on financial derivatives and hedging activities	15,390	(1,601)	(4,696)	(6,782)
(Losses)/gains on trading assets	(474)	1,182	394	358
Losses on sale of available-for-sale investment securities	—	—	—	(9)
Gains on sale of real estate owned	—	15	—	—
Other income	602	707	413	101
Non-interest income/(loss)	19,307	4,101	(234)	(2,706)
Non-interest expense	10,977	9,303	10,074	9,966
Income before income taxes	44,582	30,170	23,686	20,919
Income tax expense	15,793	10,529	8,400	7,335
Net income	28,789	19,641	15,286	13,584
Less: Net (income)/loss attributable to non-controlling interest	(28)	18	16	28
Net income attributable to Farmer Mac	28,761	19,659	15,302	13,612
Preferred stock dividends	(3,296)	(3,295)	(3,296)	(3,295)
Net income attributable to common stockholders	$25,465	$16,364	$12,006	$10,317

Earnings per common share:
Basic earnings per common share	$2.42	$1.56	$1.15	$0.99
Diluted earnings per common share	$2.38	$1.54	$1.13	$0.94

	2015 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(in thousands, except per share amounts)
Interest income:
Interest income	$67,562	$66,918	$66,392	$63,951
Interest expense	36,591	34,735	34,528	33,162
Net interest income	30,971	32,183	31,864	30,789
(Provision for)/release of loan losses	(3,366)	1,164	(110)	(76)
Net interest income after (provision for)/release of loan losses	27,605	33,347	31,754	30,713
Non-interest income/(loss):
Guarantee and commitment fees	3,780	3,532	3,388	3,377
Gains/(losses) on financial derivatives and hedging activities	1,592	(9,568)	14,389	(3,882)
Gains/(losses) on trading assets	696	(8)	170	362
Gains on sale of available-for-sale investment securities	—	3	—	6
Losses on sale of real estate owned	—		—	(1)
Other income	372	1,060	260	613
Non-interest income/(loss)	6,440	(4,981)	18,207	475
Non-interest expense	5,865	10,421	10,853	8,343
Income before income taxes	28,180	17,945	39,108	22,845
Income tax expense	9,912	6,327	13,769	4,231
Net income	18,268	11,618	25,339	18,614
Less: Net loss/(income) attributable to non-controlling interest	60	36	119	(5,354)
Net income attributable to Farmer Mac	18,328	11,654	25,458	13,260
Preferred stock dividends	(3,296)	(3,295)	(3,296)	(3,295)
Loss on retirement of preferred stock	—	—	—	(8,147)
Net income attributable to common stockholders	$15,032	$8,359	$22,162	$1,818

Earnings per common share:
Basic earnings per common share	$1.39	$0.76	$2.01	$0.17
Diluted earnings per common share	$1.35	$0.74	$1.94	$0.16

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this Annual Report on Form 10-K, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Farmer Mac's management on a timely basis to allow decisions regarding required disclosure. Management, including Farmer Mac's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Farmer Mac's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2016.

Farmer Mac carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Farmer Mac's disclosure controls and procedures were effective as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

Item 9B.    Other Information

(a) None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 3, 2017.

Item 11.    Executive Compensation

The information required by this Item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 3, 2017.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 3, 2017.

Item 13.Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 3, 2017.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 3, 2017.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements.

Refer to Item 8 above.

(2)           Financial Statement Schedules.

All schedules are omitted since they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

*	3.1	—	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Food, Conservation and Energy Act of 2008 (Previously filed as Exhibit to Form 10-Q filed August 12, 2008).
*	3.2	—	Amended and Restated By-Laws of the Registrant (Previously filed as Exhibit 3.1 to Form 8-K filed June 9, 2014).
*	4.1	—	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Previously filed as Exhibit 4.1 to Form 10-Q filed May 15, 2003).
*	4.2	—	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Previously filed as Exhibit 4.2 to Form 10-Q filed May 15, 2003).
*	4.3	—	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Previously filed as Exhibit 4.3 to Form 10-Q filed May 15, 2003).
*	4.4	—	Specimen Certificate for 5.875% Non-Cumulative Preferred Stock, Series A (Previously filed as Exhibit 4.4.1 to Form 10-Q filed May 9, 2013).
*	4.4.1	—	Certificate of Designation of Terms and Conditions of 5.875% Non-Cumulative Preferred Stock, Series A (Previously filed as Exhibit 4.1 to Form 8-A filed January 17, 2013).
*	4.5	—	Specimen Certificate for 6.875% Non-Cumulative Preferred Stock, Series B (Previously filed as Exhibit 4.5 to Form 10-Q filed May 12, 2014).
*	4.5.1	—	Certificate of Designation of Terms and Conditions of 6.875% Non-Cumulative Preferred Stock, Series B (Previously filed as Exhibit 4.1 to Form 8-A filed March 25, 2014).
*	4.6	—	Specimen Certificate for 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.6 to Form 10-Q filed August 11, 2014).
*	4.6.1	—	Certificate of Designation of Terms and Conditions of 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.1 to Form 8-A filed June 20, 2014).
†*	10.1	—	Amended and Restated 1997 Incentive Plan (Previously filed as Exhibit 10.1.3 to Form 10-Q filed November 14, 2003).
†*	10.1.1	—	Form of stock option award agreement under 1997 Incentive Plan (Previously filed as Exhibit 10.1.4 to Form 10-K filed March 16, 2005).
†*	10.2	—	2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.1.2 to Form 10-Q filed August 12, 2008).
†*	10.2.1	—	Form of SARs Award Agreement under the 2008 Omnibus Incentive Plan for grants made prior to April 1, 2012 (Previously filed as Exhibit 10 to Form 8-K filed June 11, 2008).
†*	10.2.2	—	Form of SARs Award Agreement under the 2008 Omnibus Incentive Plan for grants made from April 1, 2012 to March 31, 2013 (Previously filed as Exhibit 10.1 to Form 8-K filed April 6, 2012).
†*	10.2.3	—	Form of SARs Award Agreement under the 2008 Omnibus Incentive Plan for grants made from April 1, 2013 to March 31, 2015 (Previously filed as Exhibit 10.1 to Form 8-K filed April 5, 2013).
†*	10.2.4	—	Form of SARs Award Agreement under the 2008 Omnibus Incentive Plan for grants made on or after April 1, 2015 (Previously filed as Exhibit 10.1 to Form 8-K filed on April 3, 2015).
†*	10.2.5	—	Form of Restricted Stock Agreement (Officers) under the 2008 Omnibus Incentive Plan for grants made prior to April 1, 2012 (Previously filed as Exhibit 10.1 to Form 8-K filed June 10, 2009).
†*	10.2.6	—
Form of Restricted Stock Agreement (Officers) under the 2008 Omnibus Incentive Plan for grants made from April 1, 2012 to March 31, 2013 (Previously filed as Exhibit 10.2 to Form 8-K filed April 6, 2012).

†*	10.2.7	—	Form of Restricted Stock Agreement (Directors) under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.3 to Form 8-K filed April 6, 2012).
†*	10.2.8	—	Form of Time-Based Restricted Stock Award Agreement for grants made to non-directors from April 1, 2013 to March 31, 2015 (Previously filed as Exhibit 10.2 to Form 8-K filed April 5, 2013).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
†	Management contract or compensatory plan.

†*	10.2.9	—	Form of Time-Based Restricted Stock Award Agreement for grants made to non-directors on or after April 1, 2015 (Previously filed as Exhibit 10.3 to Form 8-K filed on April 3, 2015).
†*	10.2.10	—	Form of Performance-Based Restricted Stock Award Agreement for grants made to non-directors from April 1, 2013 to March 31, 2015 (Previously filed as Exhibit 10.2 to Form 8-K filed April 5, 2013).
†*	10.2.11	—	Form of Performance-Based Restricted Stock Award Agreement for grants made to non-directors on or after April 1, 2015 (Previously filed as Exhibit 10.2 to Form 8-K filed on April 3, 2015).
†*	10.3	—	Federal Agricultural Mortgage Corporation Amended and Restated Executive Officer Severance Plan (Previously filed as Exhibit 10.1 to Form 8-K filed November 3, 2016).
†*	10.4	—
Form of Participation Agreement to the Federal Agricultural Mortgage Corporation Amended and Restated Executive Officer Severance Plan (Previously filed as Exhibit 10.2 to Form 8-K filed November 3, 2016).

†*	10.5	—	Employment Agreement dated December 3, 2014 between Timothy L. Buzby and the Registrant (Previously filed as Exhibit 10.1 to Form 8-K filed December 8, 2014).
†*	10.6	—	Form of Indemnification Agreement for Directors (Previously filed as Exhibit 10.1 to Form 8-K filed April 9, 2008).
†**	10.7	—	Description of compensation agreement between the Registrant and its directors, effective January 1, 2017.
*#	10.8	—
Amended and Restated Master Central Servicing Agreement between Zions First National Bank and the Registrant, dated as of May 1, 2004 (Previously filed as Exhibit 10.11.2 to Form 10-Q filed August 9, 2004).

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

*#	10.9	—	Loan Closing File Review Agreement between Zions First National Bank and the Registrant, dated as of May 1, 2004 (Previously filed as Exhibit 10.12 to Form 10-Q filed November 9, 2005).
*	10.10	—	Sublease Agreement between Mayer Brown LLP and the Registrant, dated as of December 6, 2010 (Previously filed as Exhibit 10.43 to Form 10-K/A filed June 1, 2011).
*	10.11	—
Master Trust, Sale and Servicing Agreement between CFC Advantage, LLC, National Rural Utilities Cooperative Finance Corporation, U.S. Bank National Association, and the Registrant, dated as of October 20, 2006 (Previously filed as Exhibit 10.22 to Form 10-Q filed
August 9, 2010).

*	10.12	—
Registration Rights Agreement Series 2007-1 between CFC Advantage, LLC, National Rural Utilities Cooperative Finance Corporation, and the Registrant, dated as of February 15, 2007 (Previously filed as Exhibit 10.23 to Form 10-Q filed August 9, 2010).

*	10.13	—
Registration Rights Agreement Series 2007-2 between CFC Advantage, LLC, National Rural Utilities Cooperative Finance Corporation, and the Registrant, dated as of August 10, 2007(Previously filed as Exhibit 10.24 to Form 10-Q filed August 9, 2010).

*	10.14	—
Amended and Restated Note Purchase Agreement between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant, dated as of March 24, 2011 (Previously filed as Exhibit 10.22 to Form 10-Q filed May 10, 2011).

*	10.14.1	—
Amended and Restated First Supplemental Note Purchase Agreement between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant, dated as of January 8, 2015 (Previously filed as Exhibit 10.1 to Form 8-K filed January 13, 2015).

*	10.15	—
Setoff Rights Letter Agreement between National Rural Utilities Cooperative Finance Corporation, Farmer Mac Mortgage Securities Corporation, and the Registrant, dated as of March 24, 2011 (Previously filed as Exhibit 10.24 to Form 10-Q filed May 10, 2011).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*	10.16	—
Amended and Restated Master Sale and Servicing Agreement between National Rural Utilities Cooperative Finance Corporation and the Registrant, dated as of August 12, 2011 (Previously filed as Exhibit 10.26 to Form 10-Q filed November 9, 2011).

**	10.17	—	Amendment No. 1 to Amended and Restated Master Sale and Servicing Agreement between National Rural Utilities Cooperative Finance Corporation and the Registrant, dated as of November 28, 2016.
*#	10.18	—
Credit Support Agreement between National Rural Utilities Cooperative Finance Corporation and the Registrant, dated as of September 1, 2009 (Previously filed as Exhibit 10.38 to Form 10-Q filed August 9, 2010).

*	10.19	—
Indenture between National Rural Utilities Cooperative Finance Corporation, U.S. Bank National Association, and the Registrant, dated as of September 1, 2009 (Previously filed as Exhibit 10.39 to Form 10-Q filed August 9, 2010).

*	10.20	—
Master Note Purchase Agreement between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant, dated as of July 31, 2015 (Previously filed as Exhibit 10.1 to Form 10-Q filed November 9, 2015).

*#	10.21
Amended and Restated First Supplemental Note Purchase Agreement between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant, dated as of March 15, 2016 (Previously filed as Exhibit 10.1 to Form 10-Q filed May 10, 2016).

*	10.22	—
Second Amended, Restated and Consolidated Pledge Agreement between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, U.S. Bank National Association, and the Registrant, dated as of July 31, 2015 (Previously filed as Exhibit 10.3 to Form 10-Q filed November 9, 2015).

*	10.23	—
Long Term Standby Commitment to Purchase between National Rural Utilities Cooperative Finance Corporation and the Registrant, dated as of August 31, 2015 (Previously filed as Exhibit 10.4 to Form 10-Q filed November 9, 2015).

*	10.24	—
Amendment No. 1 to Long Term Standby Commitment to Purchase between National Rural Utilities Cooperative Finance Corporation and the Registrant, dated as of May 31, 2016 (Previously filed as Exhibit 10.1 to Form 10-Q filed August 9, 2016).

*	21	—	List of the Registrant's subsidiaries (Previously filed as Exhibit 21 to Form 10-K filed March 16, 2015).
**	31.1	—
Certification of Registrant's principal executive officer relating to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Registrant's principal executive officer and principal financial officer relating to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Timothy L. Buzby		March 9, 2017
By:	Timothy L. Buzby	Date
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lowell L. Junkins	Chairman of the Board and Director	March 9, 2017
Lowell L. Junkins

/s/ Timothy L. Buzby	President and Chief Executive Officer	March 9, 2017
Timothy L. Buzby	(Principal Executive Officer)

/s/ R. Dale Lynch	Executive Vice President – Chief Financial	March 9, 2017
R. Dale Lynch	Officer and Treasurer (Principal Financial Officer)

/s/ Gregory N. Ramsey	Controller	March 9, 2017
Gregory N. Ramsey	(Principal Accounting Officer)

Name	Title	Date

/s/ Dennis L. Brack	Director	March 9, 2017
Dennis L. Brack

/s/ Chester J. Culver	Director	March 9, 2017
Chester J. Culver

/s/ Richard H. Davidson	Director	March 9, 2017
Richard H. Davidson

/s/ James R. Engebretsen	Director	March 9, 2017
James R. Engebretsen

/s/ Dennis A. Everson	Director	March 9, 2017
Dennis A. Everson

/s/ Sara L. Faivre	Director	March 9, 2017
Sara L. Faivre

/s/ Douglas A. Felton	Director	March 9, 2017
Douglas A. Felton

/s/ Douglas L. Flory	Director	March 9, 2017
Douglas L. Flory

/s/ Thomas W. Hill	Director	March 9, 2017
Thomas W. Hill

/s/ Mitchell A. Johnson	Director	March 9, 2017
Mitchell A. Johnson

/s/ Clark B. Maxwell	Director	March 9, 2017
Clark B. Maxwell

/s/ Bruce J. Sherrick	Director	March 9, 2017
Bruce J. Sherrick

/s/ Myles J. Watts	Director	March 9, 2017
Myles J. Watts

/s/ Douglas E. Wilhelm	Director	March 9, 2017
Douglas E. Wilhelm