Form 10-Q
period 2017-09-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2017-11-09
CIK 845877

As filed with the Securities and Exchange Commission on November 9, 2017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
Commission File Number 001-14951
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
Yes        ☐                                No           ☒
As of November 1, 2017, the registrant had outstanding 1,030,780 shares of Class A Voting Common Stock, 500,301 shares of Class B Voting Common Stock, and 9,086,963 shares of Class C Non-Voting Common Stock.

PART I

Item 1.	Financial Statements

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of
	September 30, 2017	December 31, 2016
	(in thousands)
Assets:
Cash and cash equivalents	$366,764	$265,229
Investment securities:
Available-for-sale, at fair value	2,234,966	2,515,851
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value	5,443,746	4,853,685
Held-to-maturity, at amortized cost	2,158,810	1,149,231
Total Farmer Mac Guaranteed Securities	7,602,556	6,002,916
USDA Securities:
Trading, at fair value	14,864	20,388
Held-to-maturity, at amortized cost	2,092,285	2,009,225
Total USDA Securities	2,107,149	2,029,613
Loans:
Loans held for investment, at amortized cost	3,804,966	3,379,884
Loans held for investment in consolidated trusts, at amortized cost	1,329,212	1,132,966
Allowance for loan losses	(6,408)	(5,415)
Total loans, net of allowance	5,127,770	4,507,435
Real estate owned, at lower of cost or fair value	1,086	1,528
Financial derivatives, at fair value	2,020	23,182
Interest receivable (includes $10,625 and $12,584, respectively, related to consolidated trusts)	110,175	122,782
Guarantee and commitment fees receivable	36,679	38,871
Deferred tax asset, net	4,293	12,291
Prepaid expenses and other assets	96,780	86,322
Total Assets	$17,690,238	$15,606,020

Liabilities and Equity:
Liabilities:
Notes payable:
Due within one year	$8,112,928	$8,440,123
Due after one year	7,399,961	5,222,977
Total notes payable	15,512,889	13,663,100
Debt securities of consolidated trusts held by third parties	1,333,417	1,142,704
Financial derivatives, at fair value	30,595	58,152
Accrued interest payable (includes $8,874 and $10,881, respectively, related to consolidated trusts)	61,804	49,700
Guarantee and commitment obligation	35,316	37,282
Accounts payable and accrued expenses	19,971	9,415
Reserve for losses	2,080	2,020
Total Liabilities	16,996,072	14,962,373
Commitments and Contingencies (Note 6)
Equity:
Preferred stock:
Series A, par value $25 per share, 2,400,000 shares authorized, issued and outstanding	58,333	58,333
Series B, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,044	73,044
Series C, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,382	73,382
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,082,335 shares and 9,007,481 shares outstanding, respectively	9,082	9,008
Additional paid-in capital	119,130	118,655
Accumulated other comprehensive income, net of tax	40,795	33,758
Retained earnings	318,869	275,714
Total Stockholders' Equity	694,166	643,425
Non-controlling interest	—	222
Total Equity	694,166	643,647
Total Liabilities and Equity	$17,690,238	$15,606,020
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$9,223	$6,994	$24,834	$20,235
Farmer Mac Guaranteed Securities and USDA Securities	54,350	38,129	146,978	110,938
Loans	40,924	34,409	117,349	99,486
Total interest income	104,497	79,532	289,161	230,659
Total interest expense	64,935	43,969	172,797	127,098
Net interest income	39,562	35,563	116,364	103,561
Provision for loan losses	(270)	(191)	(1,234)	(604)
Net interest income after provision for loan losses	39,292	35,372	115,130	102,957
Non-interest income:
Guarantee and commitment fees	3,314	3,798	10,630	11,079
Gains/(losses) on financial derivatives and hedging activities	661	(1,601)	2,530	(13,079)
Gains/(losses) on trading securities	—	1,182	(84)	1,934
Gains/(losses) on sale of available-for-sale investment securities	89	—	89	(9)
Gains on sale of real estate owned	32	15	784	15
Other income	203	707	890	1,221
Non-interest income	4,299	4,101	14,839	1,161
Non-interest expense:
Compensation and employee benefits	5,987	5,438	18,986	16,823
General and administrative	3,890	3,474	11,611	10,757
Regulatory fees	625	613	1,875	1,838
Real estate owned operating costs, net	—	—	23	39
Provision for/(release of) reserve for losses	114	(222)	60	(114)
Non-interest expense	10,616	9,303	32,555	29,343
Income before income taxes	32,975	30,170	97,414	74,775
Income tax expense	11,193	10,529	33,103	26,264
Net income	21,782	19,641	64,311	48,511
Less: Net loss attributable to non-controlling interest	—	18	165	62
Net income attributable to Farmer Mac	21,782	19,659	64,476	48,573
Preferred stock dividends	(3,295)	(3,295)	(9,886)	(9,886)
Net income attributable to common stockholders	$18,487	$16,364	$54,590	$38,687

Earnings per common share and dividends:
Basic earnings per common share	$1.74	$1.56	$5.16	$3.70
Diluted earnings per common share	$1.71	$1.54	$5.06	$3.60
Common stock dividends per common share	$0.36	$0.26	$1.08	$0.78
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in thousands)
Net income	$21,782	$19,641	$64,311	$48,511
Other comprehensive income before taxes:
Net unrealized (losses)/gains on available-for-sale securities	(886)	552	19,283	46,305
Net changes in held-to-maturity securities	(1,879)	(73)	(7,491)	(2,081)
Net unrealized gains/(losses) on cash flow hedges	253	1,336	(966)	(6,403)
Other comprehensive (loss)/income before tax	(2,512)	1,815	10,826	37,821
Income tax expense related to other comprehensive (loss)/income	879	(635)	(3,789)	(13,238)
Other comprehensive (loss)/income net of tax	(1,633)	1,180	7,037	24,583
Comprehensive income	20,149	20,821	71,348	73,094
Less: comprehensive loss attributable to non-controlling interest	—	18	165	62
Comprehensive income attributable to Farmer Mac	$20,149	$20,839	$71,513	$73,156
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Interest	Equity
	(in thousands)
Balance as of December 31, 2015	8,400	$204,759	10,687	$10,687	$117,862	$(11,019)	$231,228	$203	$553,720
Net income/(loss):
Attributable to Farmer Mac	—	—	—	—	—	—	48,573	—	48,573
Attributable to non-controlling interest	—	—	—	—	—	—	—	(62)	(62)
Other comprehensive income, net of tax	—	—	—	—	—	24,583	—	—	24,583
Cash dividends:
Preferred stock	—	—	—	—	—	—	(9,886)	—	(9,886)
Common stock	—	—	—	—	—	—	(8,145)	—	(8,145)
Issuance of Class C Common Stock	—	—	101	101	390	—	—	—	491
Repurchase of Class C Common Stock	—	—	(307)	(307)	—	—	(8,781)	—	(9,088)
Stock-based compensation cost	—	—	—	—	2,566	—	—	—	2,566
Other stock-based award activity	—	—	—	—	(1,921)	—	—	—	(1,921)
Investment in subsidiary - non-controlling interest	—	—	—	—	—	—	—	53	53
Balance as of September 30, 2016	8,400	$204,759	10,481	$10,481	$118,897	$13,564	$252,989	$194	$600,884

Balance as of December 31, 2016	8,400	$204,759	10,539	$10,539	$118,655	$33,758	$275,714	$222	$643,647
Net income/(loss):
Attributable to Farmer Mac	—	—	—	—	—	—	64,476	—	64,476
Attributable to non-controlling interest	—	—	—	—	—	—	—	(165)	(165)
Other comprehensive income, net of tax	—	—	—	—	—	7,037	—	—	7,037
Cash dividends:
Preferred stock	—	—	—	—	—	—	(9,886)	—	(9,886)
Common stock	—	—	—	—	—	—	(11,435)	—	(11,435)
Issuance of Class C Common Stock	—	—	74	74	228	—	—	—	302
Stock-based compensation cost	—	—	—	—	2,597	—	—	—	2,597
Other stock-based award activity	—	—	—	—	(2,350)	—	—	—	(2,350)
Redemption of interest in subsidiary	—	—	—	—	—	—	—	(57)	(57)
Balance as of September 30, 2017	8,400	$204,759	10,613	$10,613	$119,130	$40,795	$318,869	$—	$694,166
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
	(in thousands)
Cash flows from operating activities:
Net income	$64,311	$48,511
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums, and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Securities	1,701	1,343
Amortization of debt premiums, discounts and issuance costs	17,078	24,789
Net change in fair value of trading securities, hedged assets, and financial derivatives	(12,232)	1,672
Gains on sale of real estate owned	(784)	(15)
Total provision for losses	1,294	490
Excess tax benefits related to stock-based awards	1,170	—
Deferred income taxes	1,910	(1,270)
Other	11	9
Stock-based compensation expense	2,597	2,565
Proceeds from repayment of trading investment securities	—	2,212
Proceeds from repayment of loans purchased as held for sale	54,919	67,506
Net change in:
Interest receivable	12,678	26,172
Guarantee and commitment fees receivable	226	534
Other assets	(109)	(46,832)
Accrued interest payable	12,104	(7,351)
Other liabilities	435	507
Net cash provided by operating activities	157,309	120,842
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(614,423)	(1,365,314)
Purchases of Farmer Mac Guaranteed Securities and USDA Securities	(2,580,229)	(2,203,574)
Purchases of loans held for investment	(1,047,001)	(762,018)
Purchases of defaulted loans	(3,458)	(2,516)
Proceeds from repayment of available-for-sale investment securities	895,497	957,973
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Securities	787,743	1,467,052
Proceeds from repayment of loans purchased as held for investment	368,826	333,920
Proceeds from sale of available-for-sale investment securities	5,089	186,769
Proceeds from sale of Farmer Mac Guaranteed Securities	404,246	457,369
Proceeds from sale of real estate owned	6,464	295
Net cash used by investing activities	(1,777,246)	(930,044)
Cash flows from financing activities:
Proceeds from issuance of discount notes	40,262,122	77,411,229
Proceeds from issuance of medium-term notes	7,160,298	4,763,631
Payments to redeem discount notes	(42,174,697)	(79,058,129)
Payments to redeem medium-term notes	(3,416,300)	(3,103,800)
Excess tax benefits related to stock-based awards	—	408
Payments to third parties on debt securities of consolidated trusts	(86,582)	(71,806)
Proceeds from common stock issuance	235	405
Tax payments related to share-based awards	(2,283)	(1,975)
Common stock repurchased	—	(9,286)
Investment in subsidiary - non-controlling interest	—	53
Dividends paid on common and preferred stock	(21,321)	(18,031)
Net cash provided/(used) by financing activities	1,721,472	(87,301)
Net increase in cash and cash equivalents	101,535	(896,503)
Cash and cash equivalents at beginning of period	265,229	1,210,084
Cash and cash equivalents at end of period	$366,764	$313,581
  The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim unaudited consolidated financial statements of the Federal Agricultural Mortgage Corporation ("Farmer Mac") and subsidiaries have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Farmer Mac and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted as permitted by SEC rules and regulations. The December 31, 2016 consolidated balance sheet presented in this report has been derived from Farmer Mac's audited 2016 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2016 consolidated financial statements of Farmer Mac and subsidiaries included in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 9, 2017. That Form 10-K describes Farmer Mac's significant accounting policies, which include its policies on Principles of Consolidation; Cash and Cash Equivalents and Statements of Cash Flows; Transfers of Financial Assets and Liabilities; Investment Securities, Farmer Mac Guaranteed Securities, and USDA Securities; Loans; Securitization of Loans; Real Estate Owned; Financial Derivatives; Notes Payable; Allowance for Loan Losses and Reserve for Losses; Earnings Per Common Share; Income Taxes; Stock-Based Compensation; Comprehensive Income; Long-Term Standby Purchase Commitments; Fair Value Measurement; and Consolidation of Variable Interest Entities ("VIEs"). Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year. Presented below are Farmer Mac's significant accounting policies that contain updated information for the three months ended September 30, 2017.

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

The following tables present, by line of business, details about the consolidation of VIEs:

Table 1.1

	Consolidation of Variable Interest Entities
	As of September 30, 2017
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost	$1,329,212	$—	$—	$—	$—	$1,329,212
Debt securities of consolidated trusts held by third parties (1)	1,333,417	—	—	—	—	1,333,417
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value (2)	—	31,003	—	—	—	31,003
Maximum exposure to loss (3)	—	30,688	—	—	—	30,688
Investment securities:
Carrying value (4)	—	—	—	—	783,665	783,665
Maximum exposure to loss (3) (4)	—	—	—	—	781,755	781,755
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (3) (5)	354,823	226,802	—	—	—	581,625

(1)	Includes borrower remittances of $4.2 million. The borrower remittances had not been passed through to third party investors as of September 30, 2017.

(2)	Includes $0.3 million of unamortized premiums and discounts and fair value adjustments related to the USDA Guarantees line of business.

(3)	Farmer Mac uses unpaid principal balance and outstanding face amount of investment securities to represent maximum exposure to loss.

(4)	Includes auction-rate certificates, asset-backed securities, and government-sponsored enterprise ("GSE")-guaranteed mortgage-backed securities.

(5)	The amount under the Farm & Ranch line of business relates to unconsolidated trusts where Farmer Mac determined it was not the primary beneficiary due to shared power with an unrelated party.

	Consolidation of Variable Interest Entities
	As of December 31, 2016
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost	$1,132,966	$—	$—	$—	$—	$1,132,966
Debt securities of consolidated trusts held by third parties (1)	1,142,704	—	—	—	—	1,142,704
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value (2)	—	36,042	—	30,347	—	66,389
Maximum exposure to loss (3)	—	35,599	—	30,000	—	65,599
Investment securities:
Carrying value (4)	—	—	—	—	827,874	827,874
Maximum exposure to loss (3) (4)	—	—	—	—	825,909	825,909
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (3) (5)	415,441	103,976	—	970,000	—	1,489,417

(1)	Includes borrower remittances of $9.7 million, which have not been passed through to third party investors as of December 31, 2016.

(2)
Includes $0.4 million of unamortized premiums and discounts and fair value adjustments related to the USDA Guarantees line of business. Includes fair value adjustments related to the Institutional Credit line of business of $0.3 million.

(3)	Farmer Mac uses unpaid principal balance and the outstanding face amount of investment securities to represent maximum exposure to loss.

(4)	Includes auction-rate certificates, asset-backed securities, and GSE-guaranteed mortgage-backed securities.

(5)	The amount under the Farm & Ranch line of business relates to unconsolidated trusts where Farmer Mac determined it was not the primary beneficiary due to shared power with an unrelated party.

(a)	Statements of Cash Flows

The following table sets forth information regarding certain cash and non-cash transactions for the nine months ended September 30, 2017 and 2016:

Table 1.2

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
	(in thousands)
Non-cash activity:
Real estate owned acquired through loan liquidation	5,261	—
Loans acquired and securitized as Farmer Mac Guaranteed Securities	404,246	457,369
Consolidation of Farm & Ranch Guaranteed Securities from off-balance sheet to loans held for investment in consolidated trusts and to debt securities of consolidated trusts held by third parties	277,307	402,841
Purchases of securities - traded not yet settled	9,987	25,000

(b)	Earnings Per Common Share

Basic earnings per common share ("EPS") is based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per common share is based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options, stock appreciation rights ("SARs"), and non-vested restricted stock awards.  The following schedule reconciles basic and diluted EPS for the three and nine months ended September 30, 2017 and 2016:

Table 1.3

	For the Three Months Ended
	September 30, 2017(1)			September 30, 2016
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$18,487	10,605	$1.74	$16,364	10,473	$1.56
Effect of dilutive securities(2)
Stock options, SARs and restricted stock	—	210	(0.03)	—	176	(0.02)
Diluted EPS	$18,487	10,815	$1.71	$16,364	10,649	$1.54

(1)
For the effect of the adoption of the new Accounting Standard Update 2016-09, "Improvements to Employee Share-Based Payment Accounting," on Basic and Diluted EPS, see Note 1(d) "New Accounting Standards."

(2)
For the three months ended September 30, 2017 and 2016, stock options and SARs of 24,657 and 54,709, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the three months ended September 30, 2017 and 2016, contingent shares of non-vested restricted stock of 32,892, and 37,284, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.

	For the Nine Months Ended
	September 30, 2017(1)			September 30, 2016
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$54,590	10,586	$5.16	$38,687	10,464	$3.70
Effect of dilutive securities(2)
Stock options, SARs and restricted stock	—	208	(0.10)	—	291	(0.10)
Diluted EPS	$54,590	10,794	$5.06	$38,687	10,755	$3.60

(1)
For the effect of the adoption of the new Accounting Standard Update 2016-09, "Improvements to Employee Share-Based Payment Accounting," on Basic and Diluted EPS, see Note 1(d) "New Accounting Standards."

(2)
For the nine months ended September 30, 2017 and 2016, stock options and SARs of 33,440 and 115,875, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the nine months ended September 30, 2017 and 2016, contingent shares of non-vested restricted stock of 32,892, and 37,284, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.

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

The following table presents the changes in accumulated other comprehensive income ("AOCI"), net of tax, by component for the three and nine months ended September 30, 2017 and 2016:

Table 1.4

	As of September 30, 2017				As of September 30, 2016
	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$(1,276)	$42,104	$1,600	$42,428	$19,704	$(1,781)	$(5,539)	$12,384
Other Comprehensive Income Before Reclassifications	2,298	—	(97)	2,201	2,746	—	527	3,273
Amounts reclassified from AOCI	(2,875)	(1,221)	262	(3,834)	(2,388)	(47)	342	(2,093)
Net Comprehensive (Loss)/Income	(577)	(1,221)	165	(1,633)	358	(47)	869	1,180
Ending Balance	$(1,853)	$40,883	$1,765	$40,795	$20,062	$(1,828)	$(4,670)	$13,564

For the Nine Months Ended:
Beginning Balance	$(14,387)	$45,752	$2,393	$33,758	$(10,035)	$(476)	$(508)	$(11,019)
Other Comprehensive Income Before Reclassifications	20,711	—	(1,522)	19,189	37,446	—	(5,136)	32,310
Amounts reclassified from AOCI	(8,177)	(4,869)	894	(12,152)	(7,349)	(1,352)	974	(7,727)
Net Comprehensive Income/(Loss)	12,534	(4,869)	(628)	7,037	30,097	(1,352)	(4,162)	24,583
Ending Balance	$(1,853)	$40,883	$1,765	$40,795	$20,062	$(1,828)	$(4,670)	$13,564

The following table presents other comprehensive income activity, the impact on net income of amounts reclassified from each component of AOCI, and the related tax impact for the three and nine months ended September 30, 2017 and 2016:

Table 1.5

	For the Three Months Ended
	September 30, 2017			September 30, 2016
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive income:
Available-for-sale-securities:
Unrealized holding gains on available-for-sale-securities	$3,536	$1,238	$2,298	$4,225	$1,479	$2,746
Less reclassification adjustments included in:
Gains/(losses) on financial derivatives and hedging activities(1)	(4,326)	(1,514)	(2,812)	(3,652)	(1,278)	(2,374)
Gains/(losses) on sale of available-for-sale investment securities(2)	(89)	(31)	(58)	—	—	—
Other income(2)	(7)	(2)	(5)	(21)	(7)	(14)
Total	$(886)	$(309)	$(577)	$552	$194	$358
Held-to-maturity securities:
Less reclassification adjustments included in:
Net interest income(3)	$(1,879)	$(658)	$(1,221)	$(73)	$(26)	$(47)
Total	$(1,879)	$(658)	$(1,221)	$(73)	$(26)	$(47)
Cash flow hedges
Unrealized (losses)/gains on cash flow hedges	$(150)	$(53)	$(97)	$810	$283	$527
Less reclassification adjustments included in:
Net interest income(4)	403	141	262	526	184	342
Total	$253	$88	$165	$1,336	$467	$869
Other comprehensive (loss)/income	$(2,512)	$(879)	$(1,633)	$1,815	$635	$1,180

(1)	Relates to the amortization of unrealized gains on hedged items prior to the application of fair value hedge accounting.

(2)	Represents amortization of deferred gains related to certain available-for-sale USDA Securities and Farmer Mac Guaranteed USDA Securities.

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

(4)	Relates to the recognition of unrealized gains and losses on cash flow hedges recorded in AOCI.

	For the Nine Months Ended
	September 30, 2017			September 30, 2016
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive income:
Available-for-sale-securities:
Unrealized holding gains on available-for-sale-securities	$31,863	$11,152	$20,711	$57,610	$20,164	$37,446
Less reclassification adjustments included in:
Gains/(losses) on financial derivatives and hedging activities(1)	(12,470)	(4,365)	(8,105)	(11,591)	(4,056)	(7,535)
Gains/(losses) on sale of available-for-sale investment securities(2)	(89)	(31)	(58)	9	3	6
Other income(3)	(21)	(7)	(14)	277	97	180
Total	$19,283	$6,749	$12,534	$46,305	$16,208	$30,097
Held-to-maturity securities:
Less reclassification adjustments included in:
Net interest income(4)	$(7,491)	$(2,622)	$(4,869)	$(2,081)	$(729)	$(1,352)
Total	$(7,491)	$(2,622)	$(4,869)	$(2,081)	$(729)	$(1,352)
Cash flow hedges
Unrealized losses on cash flow hedges	(2,342)	(820)	$(1,522)	$(7,901)	$(2,765)	$(5,136)
Less reclassification adjustments included in:
Net interest income(5)	1,376	482	894	1,498	524	974
Total	$(966)	$(338)	$(628)	$(6,403)	$(2,241)	$(4,162)
Other comprehensive income	$10,826	$3,789	$7,037	$37,821	$13,238	$24,583

(1)	Relates to the amortization of unrealized gains on hedged items prior to the application of fair value hedge accounting.

(2)	Represents unrealized losses on sales of available-for-sale investment securities.

(3)	Represents amortization of deferred gains related to certain available-for-sale USDA Securities and Farmer Mac Guaranteed USDA Securities.

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

(d) New Accounting Standards

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which provides new guidance intended to simplify several aspects of accounting and presentation for employee share-based payment transactions. The ASU became effective for Farmer Mac on January 1, 2017. The adoption of the new guidance had the following effect on Farmer Mac's financial position, results of operations, and cash flows:

•
Consolidated Statements of Operations - The ASU requires the recognition of all net tax benefits related to share-based compensation awards in the income tax provision. Previously, these amounts were recognized in additional paid-in capital. Net tax benefits related to share-based compensation awards of $0.3 million and $1.2 million, respectively, were recognized as a reduction to income tax expense in the three and nine months ended September 30, 2017 in the consolidated statement of operations. Net tax benefits result from the excess of the tax deduction over the compensation expense recognized under GAAP for share-based compensation awards. That excess arises because the tax deduction is based upon the value of share-based awards upon their exercise (or vesting, in the case of restricted stock units), whereas the compensation expense under GAAP is based upon the value of the share-based awards upon their grant date.

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

Both of these changes in the guidance were applied prospectively beginning January 1, 2017 and for the three and nine months ended September 30, 2017. For the three months ended September 30, 2017, the change in the recognition of all net tax benefits related to share-based compensation awards in the income tax provision resulted in an increase of $0.03 in basic earnings per share and $0.02 in diluted earnings per share for the three months ended September 30, 2017. For the nine months ended September 30, 2017, the change in the recognition of all net tax benefits related to share-based compensation awards in the income tax provision resulted in an increase of $0.11 in basic earnings per share and $0.09 in diluted earnings per share. The change in the guidance for the calculation of diluted earnings per share had an immaterial impact on diluted earnings per share.

Additionally, the ASU allows companies to choose to either include an estimate of forfeitures expected to occur in share-based compensation expense or account for them as they occur. Previously, GAAP required companies to include an estimate of forfeitures expected to occur in their share-based compensations expense. Farmer Mac has elected to account for forfeitures in compensation expense as they occur. The cumulative impact of the change in the treatment of forfeitures was not material for the three and nine months ended September 30, 2017.

•	Consolidated Statements of Cash Flows - The ASU requires excess tax benefits from share-based employee awards to be reported within operating activities. Previously, these cash flows were reported within financing activities. Farmer Mac has applied this guidance prospectively, resulting in an increase in net cash provided by operating activities and a corresponding decrease in net cash provided by financing activities of $0.3 million and $1.2 million, respectively, for the three and nine months ended September 30, 2017.

The ASU requires employee taxes paid when an employer withholds shares for tax purposes to be reported within financing activities. Under the previous guidance, these cash flows were included in operating activities. These changes were required to be applied on a retrospective basis. As a result, the consolidated statement of cash flows for prior periods was revised, resulting in an increase in net cash provided by operating activities and a decrease in net cash provided by financing activities of $2.0 million for the nine months ended September 30, 2016, compared to previously reported amounts. The amount of employee taxes paid for shares withheld was $2.3 million for the nine months ended September 30, 2017.

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

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," which amends hedge accounting recognition and presentation requirements to better align a reporting entity's risk management activities and hedge accounting. The new guidance reduces the complexity and simplifies the application of hedge accounting by eliminating the requirement to separately measure and report hedge ineffectiveness and by requiring the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption of the new guidance is permitted in any interim or annual period after issuance of the ASU. Farmer Mac is planning to adopt the new guidance as of January 1, 2018 and does not expect the adoption of the new guidance to have a material effect on Farmer Mac's financial position, results of operation, or cash flow upon the adoption of the new guidance.

2.	INVESTMENT SECURITIES

The following tables set forth information about Farmer Mac's investment securities as of September 30, 2017 and December 31, 2016:

Table 2.1

	As of September 30, 2017
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,700	$—	$19,700	$—	$(1,182)	$18,518
Floating rate asset-backed securities	35,870	(165)	35,705	20	(123)	35,602
Floating rate Government/GSE guaranteed mortgage-backed securities	1,308,236	2,386	1,310,622	2,858	(1,276)	1,312,204
Fixed rate GSE guaranteed mortgage-backed securities(1)	468	2,247	2,715	2,250	—	4,965
Fixed rate senior agency debt	100,000	(8)	99,992	—	(121)	99,871
Fixed rate U.S. Treasuries	765,318	(1,054)	764,264	—	(458)	763,806
Total available-for-sale	2,229,592	3,406	2,232,998	5,128	(3,160)	2,234,966
Total investment securities	$2,229,592	$3,406	$2,232,998	$5,128	$(3,160)	$2,234,966

(1)	Fair value includes $4.5 million of an interest-only security with a notional amount of $144.3 million.

	As of December 31, 2016
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,700	$—	$19,700	$—	$(1,970)	$17,730
Floating rate asset-backed securities	44,442	(202)	44,240	1	(390)	43,851
Floating rate corporate debt securities	10,000	—	10,000	41	—	10,041
Floating rate Government/GSE guaranteed mortgage-backed securities	1,359,700	2,827	1,362,527	1,768	(3,266)	1,361,029
Fixed rate GSE guaranteed mortgage-backed securities(1)	538	2,582	3,120	4,505	—	7,625
Floating rate GSE subordinated debt	70,000	—	70,000	—	(3,047)	66,953
Fixed rate senior agency debt	187,295	106	187,401	—	(268)	187,133
Fixed rate U.S. Treasuries	821,619	359	821,978	47	(536)	821,489
Total available-for-sale	2,513,294	5,672	2,518,966	6,362	(9,477)	2,515,851
Total investment securities	$2,513,294	$5,672	$2,518,966	$6,362	$(9,477)	$2,515,851

(1)	Fair value includes $7.0 million of an interest-only security with a notional amount of $146.1 million.

During the three months ended September 30, 2017, Farmer Mac received proceeds of $5.1 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $0.1 million. Farmer Mac did not sell any securities from its available-for-sale investment portfolio during the three months ended September 30, 2016. During the nine months ended September 30, 2017, Farmer Mac received proceeds of $5.1 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $0.1 million, compared to proceeds of $186.8 million for the same period in 2016, resulting in gross realized gains of $0.1 million and gross realized losses of $0.1 million.

As of September 30, 2017 and December 31, 2016, unrealized losses on available-for-sale investment securities were as follows:

Table 2.2

	As of September 30, 2017
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$18,518	$(1,182)
Floating rate asset-backed securities	—	—	24,089	(123)
Floating rate Government/GSE guaranteed mortgage-backed securities	131,772	(220)	277,196	(1,056)
Fixed rate U.S. Treasuries	738,815	(431)	24,991	(27)
Fixed rate senior agency debt	49,929	(73)	49,943	(48)
Total	$920,516	$(724)	$394,737	$(2,436)

	As of December 31, 2016
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$17,730	$(1,970)
Floating rate asset-backed securities	4,654	(10)	38,077	(380)
Floating rate Government/GSE guaranteed mortgage-backed securities	384,586	(1,030)	442,041	(2,236)
Floating rate GSE subordinated debt	—	—	66,953	(3,047)
Fixed rate U.S. Treasuries	732,371	(536)	—	—
Fixed rate senior agency debt	187,133	(268)	—	—
Total	$1,308,744	$(1,844)	$564,801	$(7,633)

The unrealized losses presented above are principally due to a general widening of market spreads and an increase in the levels of interest rates from the dates of acquisition to September 30, 2017 and December 31, 2016, as applicable. The resulting decrease in fair values reflects an increase in the perceived risk by the financial markets related to those securities. As of September 30, 2017, all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government or had credit ratings of at least "AA+." As of December 31, 2016, all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government or had credit ratings of at least "AA+," except one that was rated "A-." The unrealized losses were on 81 and 97 individual investment securities as of September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017, 44 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $2.4 million. As of December 31, 2016, 36 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $7.6 million.  Securities in unrealized loss positions for 12 months or longer have a fair value as of September 30, 2017 that is, on average, approximately 99 percent of their amortized cost basis. Farmer Mac believes that all of these unrealized losses are recoverable within a reasonable period of time by way of maturity or changes in credit spreads. Accordingly, Farmer Mac has concluded that none of the unrealized losses on these available-for-sale investment securities are other-than-temporary impairment as of September 30, 2017 and December 31, 2016.

Farmer Mac did not own any held-to-maturity or trading investment securities as of September 30, 2017 and December 31, 2016.

The amortized cost, fair value, and weighted-average yield of available-for-sale investment securities by remaining contractual maturity as of September 30, 2017 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 2.3

	As of September 30, 2017
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$798,153	$797,630	0.92%
Due after one year through five years	363,861	364,132	1.62%
Due after five years through ten years	279,192	281,792	1.75%
Due after ten years	791,792	791,412	1.86%
Total	$2,232,998	$2,234,966	1.47%

3.	FARMER MAC GUARANTEED SECURITIES AND USDA SECURITIES

The following tables set forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities as of September 30, 2017 and December 31, 2016:

Table 3.1

	As of September 30, 2017
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$2,128,974	$(1,166)	$2,127,808	$5,091	$(6,073)	$2,126,826
Farmer Mac Guaranteed USDA Securities	30,688	314	31,002	86	(284)	30,804
Total Farmer Mac Guaranteed Securities	2,159,662	(852)	2,158,810	5,177	(6,357)	2,157,630
USDA Securities	2,027,261	65,024	2,092,285	—	(64,741)	2,027,544
Total held-to-maturity	$4,186,923	$64,172	$4,251,095	$5,177	$(71,098)	$4,185,174
Available-for-sale:
AgVantage	$5,459,655	$(141)	$5,459,514	$30,811	$(46,579)	$5,443,746
Trading:
USDA Securities	$14,204	$1,092	$15,296	$31	$(463)	$14,864

	As of December 31, 2016
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$1,115,465	$(2,276)	$1,113,189	$7,187	$(3,175)	$1,117,201
Farmer Mac Guaranteed USDA Securities	35,599	443	36,042	5	(239)	35,808
Total Farmer Mac Guaranteed Securities	1,151,064	(1,833)	1,149,231	7,192	(3,414)	1,153,009
USDA Securities	1,935,440	73,785	2,009,225	—	(95,590)	1,913,635
Total held-to-maturity	$3,086,504	$71,952	$3,158,456	$7,192	$(99,004)	$3,066,644
Available-for-sale:
AgVantage	$4,889,007	$(103)	$4,888,904	$28,715	$(63,934)	$4,853,685
Trading:
USDA Securities	$19,360	$1,377	$20,737	$41	$(390)	$20,388

On October 1, 2016, Farmer Mac transferred $2.0 billion of USDA Securities and $32.8 million of Farmer Mac Guaranteed USDA Securities from available-for-sale to held-to-maturity to reflect Farmer Mac’s positive intent and ability to hold these securities until maturity or payoff. Farmer Mac transferred these securities at fair value as of the date of the transfer, which included a cost basis adjustment of unrealized appreciation in the amount of $73.1 million for the USDA Securities and $0.7 million for the Farmer Mac Guaranteed USDA Securities. The accumulated unrealized appreciation was retained in accumulated other comprehensive income in the amount of $73.8 million, before tax. Farmer Mac accounts for held-to-maturity securities at amortized cost. Both the cost basis adjustment and accumulated unrealized appreciation will be amortized as an adjustment to the yield on the held-to-maturity USDA Securities over the remaining term of the transferred securities.

As of September 30, 2017 and December 31, 2016, unrealized losses on held-to-maturity and available-for-sale on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities were as follows:

Table 3.2

	As of September 30, 2017
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$1,249,774	$(3,888)	$247,815	$(2,185)
Farmer Mac Guaranteed USDA Securities	25,201	(284)	—	—
USDA Securities	1,940,984	(64,696)	86,619	(45)
Total held-to-maturity	$3,215,959	$(68,868)	$334,434	$(2,230)

Available-for-sale:
AgVantage	$1,293,478	$(14,376)	$1,424,602	$(32,203)

	As of December 31, 2016
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$358,575	$(3,175)	$—	$—
Farmer Mac Guaranteed USDA Securities	30,575	(239)	—	—
USDA Securities	1,816,366	(95,582)	97,270	(8)
Total held-to-maturity	$2,205,516	$(98,996)	$97,270	$(8)

Available-for-sale:
AgVantage	$982,538	$(18,482)	$1,131,930	$(45,452)

The unrealized losses presented above are principally due to higher interest rates from the date of acquisition to September 30, 2017 and December 31, 2016, as applicable. In addition, the unrealized losses on the held-to-maturity USDA Securities as of both September 30, 2017 and December 31, 2016 reflect their increased cost basis resulting from their transfer to held-to-maturity as of October 1, 2016, as described above. The credit exposure related to Farmer Mac's USDA Guarantees line of business is covered by the full faith and credit guarantee of the United States. The unrealized losses from AgVantage securities were on 30 available-for-sale securities as of September 30, 2017. There were 18 held-to-maturity AgVantage securities with an unrealized loss as of September 30, 2017. The unrealized losses from AgVantage securities were on 22 available-for-sale securities as of December 31, 2016. There were 7 unrealized losses from held-to-maturity securities as of December 31, 2016. As of September 30, 2017, 12 available-for-sale AgVantage securities had been in a loss position for more than 12 months with a total unrealized loss of $32.2 million. As of December 31, 2016, 10 available-for-sale AgVantage securities had been in a loss position for more than 12 months with a total unrealized loss of $45.5 million. Farmer Mac has concluded that none of the unrealized losses on its held-to-maturity Farmer Mac Guaranteed Securities and USDA Securities and available-for-sale Farmer Mac Guaranteed Securities are other-than-temporary impairment as of either September 30, 2017 or December 31, 2016.  Farmer Mac does not intend to sell these securities, and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

During the three and nine months ended September 30, 2017 and 2016, Farmer Mac realized no gains or losses from the sale of Farmer Mac Guaranteed Securities and USDA Securities.

The amortized cost, fair value, and weighted-average yield of available-for-sale and held-to-maturity Farmer Mac Guaranteed Securities and USDA Securities by remaining contractual maturity as of September 30, 2017 are set forth below. The balances presented are based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 3.3

	As of September 30, 2017
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$1,000,000	$1,001,537	1.90%
Due after one year through five years	2,696,001	2,706,480	2.14%
Due after five years through ten years	745,701	750,299	2.87%
Due after ten years	1,017,812	985,430	1.98%
Total	$5,459,514	$5,443,746	2.17%

	As of September 30, 2017
	Held-to-Maturity Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$926,747	$925,935	1.78%
Due after one year through five years	1,260,842	1,258,848	2.27%
Due after five years through ten years	208,034	201,899	3.07%
Due after ten years	1,855,472	1,798,492	3.35%
Total	$4,251,095	$4,185,174	2.66%

As of September 30, 2017, Farmer Mac owned trading USDA Securities with an amortized cost of $15.3 million, a fair value of $14.9 million, and a weighted-average yield of 5.36 percent. As of December 31, 2016, Farmer Mac owned trading USDA Securities with an amortized cost of $20.7 million, a fair value of $20.4 million, and a weighted-average yield of 5.44 percent.

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

All financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Changes in the fair values of financial derivatives not designated as cash flow hedges are reported in "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in fair value hedge accounting relationships, changes in the fair values of the hedged items, which are primarily fixed rate AgVantage securities and fixed rate medium-term notes, related to the risk being hedged are also reported in "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations. Interest accruals on derivatives designated in fair value hedge accounting relationships are recorded in "Net interest income" in the consolidated statements of operations. For the three and nine months ended September 30, 2017 the amount of interest expense recognized on those derivatives was $1.9 million and $6.9 million, respectively. For the three and nine months ended September 30, 2016, the amount of interest expense recognized on those derivatives was $4.0 million and $12.9 million, respectively. For financial derivatives designated in cash flow hedge accounting relationships, the effective portion of the derivative gain/loss is recorded in other comprehensive income and any ineffective portion is recognized immediately in "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations. Because the hedging instrument is an interest rate swap and the hedged forecasted transactions are future interest payments on variable-rate debt, amounts recorded in accumulated other comprehensive income are reclassified to "Total interest expense" in conjunction with the recognition of interest expense on the debt. For the three and nine months ended September 30, 2017, $0.4 million and $1.4 million, respectively, was reclassified out of accumulated other comprehensive income into interest expense. For the three and nine months ended September 30, 2016, $0.5 million and $1.5 million, respectively, was reclassified out of accumulated other comprehensive income into interest expense. As of September 30, 2017, Farmer Mac expects to reclassify $1.2 million pretax, or $0.8 million after-tax, from accumulated other comprehensive income, net of tax, to earnings over the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2017. During the three and nine months ended September 30, 2017 and 2016, there were no gains or losses from interest rate swaps designated as cash flow hedges reclassified to earnings because it became probable the original forecasted transaction would not occur.

Fees that Farmer Mac receives upon the inception of swaps are also reported in "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations. These fees are offset dollar-for-dollar by the discount on the associated hedged debt. However, the swap fees are recognized immediately in Gains/(losses) on financial derivatives and hedging activities, whereas the offsetting discount on the hedged debt is amortized over the term of the debt as an adjustment to its yield. Thus, there is a timing difference between the recognition of the swap fees in Gains/(losses) on financial derivatives and hedging activities and the recognition of the discount in interest expense. There is also a presentation difference because the swap fees are included in Gains/(losses) on financial derivatives and hedging activities, whereas the amortization of the discount is included in interest expense. Additionally, the amount of swap fees varies depending upon the number of swaps initiated during a quarter.

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements as of September 30, 2017 and December 31, 2016 and the effects of financial derivatives on the consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016:

Table 4.1

	As of September 30, 2017
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$2,040,854	$744	$(8,768)	1.83%	1.31%		5.42
Receive fixed non-callable	1,431,700	64	(1,985)	1.23%	1.42%		1.74
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	349,000	960	(555)	2.19%	1.55%		6.32
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	348,040	166	(19,318)	3.80%	1.31%		6.88
Receive fixed non-callable	3,389,116	—	—	1.12%	1.10%		0.85
Basis swaps	1,225,000	42	(63)	1.20%	1.22%		0.95
Treasury futures	7,400	50	—			125.99
Credit valuation adjustment		(6)	94
Total financial derivatives	$8,791,110	$2,020	$(30,595)
Collateral pledged		—	25,079
Net amount		$2,020	$(5,516)

	As of December 31, 2016
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$1,642,609	$18,508	$(18,909)	1.73%	0.90%		4.70
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	207,000	3,706	(955)	2.18%	1.11%		7.28
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	435,827	339	(32,951)	4.06%	0.89%		5.90
Receive fixed non-callable	4,991,821	607	(5,064)	0.74%	0.75%		0.60
Receive fixed callable	30,000	—	(33)	0.82%	0.58%		0.33
Basis swaps	765,000	36	(243)	0.78%	0.78%		0.87
Treasury futures	28,000	—	(155)			123.73
Credit valuation adjustment		(14)	158
Total financial derivatives	$8,100,257	$23,182	$(58,152)
Collateral pledged		—	25,643
Net amount		$23,182	$(32,509)

Table 4.2

	Gains/(losses) on financial derivatives and hedging activities
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in thousands)
Fair value hedges:
Interest rate swaps(1)	$1,576	$11,276	$(5,466)	$(30,062)
Hedged items	166	(10,550)	4,750	35,778
Gains/(losses) on fair value hedges	1,742	726	(716)	5,716
Cash flow hedges:
Loss recognized (ineffective portion)	(191)	(68)	(365)	(322)
Losses on cash flow hedges	(191)	(68)	(365)	(322)
No hedge designation:
Interest rate swaps	(1,031)	(2,333)	4,006	(16,820)
Agency forwards	—	79	(588)	(789)
Treasury futures	141	(5)	193	(864)
(Losses)/gains on financial derivatives not designated in hedging relationships	(890)	(2,259)	3,611	(18,473)
Gains/(losses) on financial derivatives and hedging activities	$661	$(1,601)	$2,530	$(13,079)

(1)
Included in the assessment of hedge effectiveness as of September 30, 2017, but excluded from the amounts in the table, were losses of $1.6 million and gains of $0.7 million, respectively, for the three and nine months ended September 30, 2017, attributable to the fair value of the swaps at the inception of the hedging relationship. Accordingly, the amounts recognized as hedge ineffectiveness for three and nine months ended September 30, 2017 were gains of $0.1 million and zero, respectively. The comparable amounts as of September 30, 2016 were losses of $1.0 million and $4.2 million for the three and nine months ended September 30, 2016, attributable to the fair value of the swaps at the inception of the hedging relationship and, accordingly, losses of $0.2 million and gains of $1.5 million for the three and nine months ended September 30, 2016, attributable to hedge ineffectiveness.

As of September 30, 2017 and December 31, 2016, Farmer Mac's credit exposure to interest rate swap counterparties, excluding netting arrangements and any adjustment for nonperformance risk, but including accrued interest, was $24.6 million and $24.5 million, respectively; however, including netting arrangements and accrued interest, Farmer Mac's credit exposure was $0.1 million and $0.2 million as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, Farmer Mac held no cash as collateral for its derivatives in net asset positions resulting in uncollateralized net asset positions of $0.1 million. As of December 31, 2016, Farmer Mac held no cash collateral for its derivatives in net asset positions, resulting in uncollateralized net asset positions of $0.2 million.

As of September 30, 2017 and December 31, 2016, the fair value of Farmer Mac's derivatives in a net liability position including accrued interest but excluding netting arrangements and any adjustment for nonperformance risk, was $61.1 million and $65.7 million, respectively; however, including netting arrangements and accrued interest, the fair value of Farmer Mac's derivatives in a net liability position at the counterparty level was $27.3 million and $41.4 million as of September 30, 2017 and December 31, 2016, respectively.  Farmer Mac posted cash of $0.1 million and $25.0 million of investment securities as of September 30, 2017 and posted cash of $1.0 million and $24.6 million investment securities as of December 31, 2016.  Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets. Any investment securities posted as collateral are included in the investment securities balances on the consolidated balance sheets.  If Farmer Mac had breached certain provisions of the derivative contracts as of September 30, 2017 and December 31, 2016, it could have been required to settle its obligations under the agreements or post additional collateral of $2.3 million and $15.8 million, respectively. As of September 30, 2017 and December 31, 2016, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

For certain derivatives, Farmer Mac clears interest rate swaps through a clearinghouse, the Chicago Mercantile Exchange ("CME"). Farmer Mac posts initial and variation margins to this clearinghouse through which centrally-cleared derivatives and futures contracts are traded. These collateral postings expose Farmer Mac to institutional credit risk in the event that either the clearinghouse or the futures commission merchant that Farmer Mac uses to post collateral to the clearinghouse fails to meet its obligations. Conversely, the use of centrally-cleared derivatives mitigates Farmer Mac's credit risk to individual counterparties because clearinghouses assume the credit risk among counterparties in centrally-cleared derivatives transactions. Of Farmer Mac's $8.8 billion notional amount of interest rate swaps outstanding as of September 30, 2017, $7.7 billion were cleared through swap clearinghouses. Of Farmer Mac's $8.1 billion notional amount of interest rate swaps outstanding as of December 31, 2016, $6.9 billion were cleared through swap clearinghouses.

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

Loans

Farmer Mac classifies loans as either held for investment or held for sale. Loans held for investment are recorded at the unpaid principal balance, net of unamortized premium or discount and other cost adjustments. Loans held for sale are reported at the lower of cost or fair value determined on a pooled basis. As of September 30, 2017 and December 31, 2016, Farmer Mac had no loans held for sale. The following table displays the composition of the loan balances as of September 30, 2017 and December 31, 2016:

Table 5.1

	As of September 30, 2017			As of December 31, 2016
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Farm & Ranch	$2,739,681	$1,329,212	$4,068,893	$2,381,488	$1,132,966	$3,514,454
Rural Utilities	1,066,482	—	1,066,482	999,512	—	999,512
Total unpaid principal balance(1)	3,806,163	1,329,212	5,135,375	3,381,000	1,132,966	4,513,966
Unamortized premiums, discounts and other cost basis adjustments	(1,197)	—	(1,197)	(1,116)	—	(1,116)
Total loans	3,804,966	1,329,212	5,134,178	3,379,884	1,132,966	4,512,850
Allowance for loan losses	(5,195)	(1,213)	(6,408)	(4,437)	(978)	(5,415)
Total loans, net of allowance	$3,799,771	$1,327,999	$5,127,770	$3,375,447	$1,131,988	$4,507,435

(1)	Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business.

Allowance for Losses

Farmer Mac maintains an allowance for losses presented in two components on its consolidated balance sheets: (1) an allowance for loan losses to account for estimated probable losses on loans held, and (2) a reserve for losses to account for estimated probable losses on loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities).  Farmer Mac's total allowance for losses was $8.5 million as of September 30, 2017 and $7.4 million as of December 31, 2016. See Note 6 for more information about off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs.

The following is a summary of the changes in the total allowance for losses for the three and nine months ended September 30, 2017 and 2016:

Table 5.2

	As of September 30, 2017			As of September 30, 2016
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
For the Three Months Ended:
Beginning Balance	$6,138	$1,966	$8,104	$4,893	$2,191	$7,084
Provision for/(release of) losses	270	114	384	191	(222)	(31)
Charge-offs	—	—	—	(130)	—	(130)
Ending Balance	$6,408	$2,080	$8,488	$4,954	$1,969	$6,923

For the Nine Months Ended:
Beginning Balance	$5,415	$2,020	$7,435	$4,480	$2,083	$6,563
Provision for/(release of) losses	1,234	60	1,294	604	(114)	490
Charge-offs	(241)	—	(241)	(130)	—	(130)
Ending Balance	$6,408	$2,080	$8,488	$4,954	$1,969	$6,923

During third quarter 2017, Farmer Mac recorded net provisions to its allowance for loan losses and reserve for losses of $0.3 million and $0.1 million, respectively. The net provisions to the allowance for loan losses recorded during third quarter 2017 were primarily attributable to (1) an increase in the specific allowance for certain impaired on-balance sheet crop and permanent planting loans resulting from both an increase in the outstanding balance of such loans and downgrades in risk ratings on certain of those loans, and (2) an increase in the general allowance due to overall net volume growth in on-balance sheet Farm & Ranch loans. The net provision to the reserve for losses recorded during the third quarter 2017 was primarily attributable to an increase in the general reserve due to downgrades in risk ratings on certain unimpaired Agricultural Storage and Processing loans underlying LTSPCs. Farmer Mac recorded no charge-offs to its allowance for loan losses during third quarter 2017.

During third quarter 2016, Farmer Mac recorded net provisions to its allowance for loan losses of $0.2 million and net releases to its reserve for losses of $0.2 million. The net provisions to the allowance for loan losses recorded during third quarter 2016 were attributable to an increase in the general allowance due to overall net volume growth in on-balance sheet Farm & Ranch loans and downgrades in risk ratings for a small number of loans. The net releases to the reserve for losses recorded during the three months ended September 30, 2016 were attributable to the release of a specific reserve on an impaired livestock loan underlying an LTSPC that was required to be removed from the LTSPC pool by the originator during third quarter 2016. Farmer Mac recorded $0.1 million charge-offs to its allowance for loan losses during third quarter 2016.

The following tables present the changes in the total allowance for losses for the three and nine months ended September 30, 2017 and 2016 by commodity type:

Table 5.3

	September 30, 2017
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$3,735	$2,164	$1,234	$397	$558	$16	$8,104
Provision for/(release of) losses	115	162	35	4	72	(4)	384
Ending Balance	$3,850	$2,326	$1,269	$401	$630	$12	$8,488

For the Nine Months Ended:
Beginning Balance	$3,365	$1,723	$1,375	$405	$533	$34	$7,435
Provision for/(release of) losses	713	603	(93)	(4)	97	(22)	1,294
Charge-offs	(228)	—	(13)	—	—	—	(241)
Ending Balance	$3,850	$2,326	$1,269	$401	$630	$12	$8,488

	September 30, 2016
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$3,111	$1,144	$1,906	$447	$473	$3	$7,084
Provision for/(release of) losses	103	198	(354)	36	(13)	(1)	(31)
Charge-offs	—	—	—	(130)	—	—	(130)
Ending Balance	$3,214	$1,342	$1,552	$353	$460	$2	$6,923

For the Nine Months Ended:
Beginning Balance	$2,791	$931	$1,781	$408	$649	$3	$6,563
Provision for/(release of) losses	423	411	(229)	75	(189)	(1)	490
Charge-offs	—	—	—	(130)	—	—	(130)
Ending Balance	$3,214	$1,342	$1,552	$353	$460	$2	$6,923

The following tables present the unpaid principal balances of loans held and loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities) and the related total allowance for losses by impairment method and commodity type as of September 30, 2017 and December 31, 2016:

Table 5.4

	As of September 30, 2017
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$2,278,701	$767,275	$623,499	$246,416	$13,248	$9,004	$3,938,143
Off-balance sheet	1,237,846	373,496	668,280	153,278	34,820	3,849	2,471,569
Total	$3,516,547	$1,140,771	$1,291,779	$399,694	$48,068	$12,853	$6,409,712
Individually evaluated for impairment:
On-balance sheet	$68,322	$41,201	$13,516	$7,069	$—	$642	$130,750
Off-balance sheet	8,847	2,249	4,448	945	—	79	16,568
Total	$77,169	$43,450	$17,964	$8,014	$—	$721	$147,318
Total Farm & Ranch loans:
On-balance sheet	$2,347,023	$808,476	$637,015	$253,485	$13,248	$9,646	$4,068,893
Off-balance sheet	1,246,693	375,745	672,728	154,223	34,820	3,928	2,488,137
Total	$3,593,716	$1,184,221	$1,309,743	$407,708	$48,068	$13,574	$6,557,030
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$1,868	$973	$748	$219	$87	$6	$3,901
Off-balance sheet	560	285	212	46	543	4	1,650
Total	$2,428	$1,258	$960	$265	$630	$10	$5,551
Individually evaluated for impairment:
On-balance sheet	$1,193	$1,010	$192	$112	$—	$—	$2,507
Off-balance sheet	229	58	117	24	—	2	430
Total	$1,422	$1,068	$309	$136	$—	$2	$2,937
Total Farm & Ranch loans:
On-balance sheet	$3,061	$1,983	$940	$331	$87	$6	$6,408
Off-balance sheet	789	343	329	70	543	6	2,080
Total	$3,850	$2,326	$1,269	$401	$630	$12	$8,488

	As of December 31, 2016
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$2,115,450	$569,360	$537,859	$183,660	$11,545	$8,894	$3,426,768
Off-balance sheet	1,241,851	437,575	752,473	131,889	36,506	4,503	2,604,797
Total	$3,357,301	$1,006,935	$1,290,332	$315,549	$48,051	$13,397	$6,031,565
Individually evaluated for impairment:
On-balance sheet	$41,648	$27,770	$10,658	$7,610	$—	$—	$87,686
Off-balance sheet	11,549	2,735	4,854	915	—	—	20,053
Total	$53,197	$30,505	$15,512	$8,525	$—	$—	$107,739
Total Farm & Ranch loans:
On-balance sheet	$2,157,098	$597,130	$548,517	$191,270	$11,545	$8,894	$3,514,454
Off-balance sheet	1,253,400	440,310	757,327	132,804	36,506	4,503	2,624,850
Total	$3,410,498	$1,037,440	$1,305,844	$324,074	$48,051	$13,397	$6,139,304
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$2,000	$652	$735	$193	$22	$28	$3,630
Off-balance sheet	420	281	241	54	511	6	1,513
Total	$2,420	$933	$976	$247	$533	$34	$5,143
Individually evaluated for impairment:
On-balance sheet	$613	$770	$270	$132	$—	$—	$1,785
Off-balance sheet	332	20	129	26	—	—	507
Total	$945	$790	$399	$158	$—	$—	$2,292
Total Farm & Ranch loans:
On-balance sheet	$2,613	$1,422	$1,005	$325	$22	$28	$5,415
Off-balance sheet	752	301	370	80	511	6	2,020
Total	$3,365	$1,723	$1,375	$405	$533	$34	$7,435

The following tables present by commodity type the unpaid principal balances, recorded investment, and specific allowance for losses related to impaired loans and the recorded investment in loans on nonaccrual status as of September 30, 2017 and December 31, 2016:

Table 5.5

	As of September 30, 2017
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$11,909	$4,963	$3,942	$1,939	$—	$644	$23,397
Unpaid principal balance	11,885	4,953	3,935	1,936	—	643	23,352
With a specific allowance:
Recorded investment(1)	65,391	38,565	14,048	6,088	—	78	124,170
Unpaid principal balance	65,284	38,497	14,029	6,078	—	78	123,966
Associated allowance	1,422	1,068	309	136	—	2	2,937
Total:
Recorded investment	77,300	43,528	17,990	8,027	—	722	147,567
Unpaid principal balance	77,169	43,450	17,964	8,014	—	721	147,318
Associated allowance	1,422	1,068	309	136	—	2	2,937

Recorded investment of loans on nonaccrual status(2)	$29,535	$25,653	$2,819	$5,037	$—	$—	$63,044

(1)
Impairment analysis was performed in the aggregate in consideration of similar risk characteristics of the assets and historical statistics on $123.3 million (84 percent) of impaired loans as of September 30, 2017, which resulted in a specific allowance of $2.7 million.

(2)	Includes no loans that are less than 90 days delinquent but which have not met Farmer Mac's performance criteria for returning to accrual status.

	As of December 31, 2016
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$20,761	$3,683	$1,054	$1,970	$—	$—	$27,468
Unpaid principal balance	20,816	3,688	1,055	1,975	—	—	27,534
With a specific allowance:
Recorded investment(1)	32,326	26,748	14,322	6,535	—	—	79,931
Unpaid principal balance	32,381	26,817	14,457	6,550	—	—	80,205
Associated allowance	945	790	399	158	—	—	2,292
Total:
Recorded investment	53,087	30,431	15,376	8,505	—	—	107,399
Unpaid principal balance	53,197	30,505	15,512	8,525	—	—	107,739
Associated allowance	945	790	399	158	—	—	2,292

Recorded investment of loans on nonaccrual status(2)	$13,405	$10,785	$2,696	$5,256	$—	$—	$32,142

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

The following table presents by commodity type the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2017 and 2016:

Table 5.6

	September 30, 2017
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Three Months Ended:
Average recorded investment in impaired loans	$72,180	$38,396	$15,582	$7,944	$—	$401	$134,503
Income recognized on impaired loans	101	244	13	61	—	—	419

For the Nine Months Ended:
Average recorded investment in impaired loans	$65,244	$35,101	$14,620	$8,096	$—	$201	$123,262
Income recognized on impaired loans	563	464	212	235	—	—	1,474

	September 30, 2016
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Three Months Ended:
Average recorded investment in impaired loans	$33,032	$22,980	$12,120	$8,172	$—	$—	$76,304
Income recognized on impaired loans	46	236	81	74	—	—	437

For the Nine Months Ended:
Average recorded investment in impaired loans	$28,293	$25,277	$13,704	$8,654	$4,668	$—	$80,596
Income recognized on impaired loans	108	789	229	251	—	—	1,377

For the three months ended September 30, 2017, there were no troubled debt restructurings ("TDRs"). For the nine months ended September 30, 2017, the recorded investment of loans determined to be TDRs was$0.2 million both before and after restructuring. For the three and nine months ended September 30, 2016, there were no TDRs. As of September 30, 2017 and 2016, there were no TDRs identified during the previous 12 months that were in default under the modified terms. The impact of TDRs on Farmer Mac's allowance for loan losses was immaterial for the three and nine months ended September 30, 2017 and 2016.

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

The following tables present information related to Farmer Mac's acquisition of defaulted loans for the three and nine months ended September 30, 2017 and 2016 and the outstanding balances and carrying amounts of all such loans as of September 30, 2017 and December 31, 2016:

Table 5.7

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	($ in thousands)
Unpaid principal balance at acquisition date:
Loans underlying LTSPCs	$—	$852	$311	$2,118
Loans underlying off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities)	3,043	250	3,147	398
Total unpaid principal balance at acquisition date	3,043	1,102	3,458	2,516
Contractually required payments receivable	3,073	1,109	3,490	2,544
Impairment recognized subsequent to acquisition	—	—	—	208
Recovery/release of allowance for all outstanding acquired defaulted loans	29	21	171	31

Number of defaulted loans purchased	6	3	10	8

	As of
	September 30, 2017	December 31, 2016
	(in thousands)
Outstanding balance	$16,514	$14,669
Carrying amount	15,379	13,069

Net credit losses and 90-day delinquencies as of and for the periods indicated for loans held and loans underlying off-balance sheet securities representing interests in pools of eligible Farm & Ranch loans ("Farm & Ranch Guaranteed Securities") and LTSPCs are presented in the table below.  As of September 30, 2017, there were no delinquencies and no probable losses inherent in Farmer Mac's Rural Utilities loan portfolio and Farmer Mac had not experienced credit losses on any Rural Utilities loans.

Table 5.8

	90-Day Delinquencies(1)		Net Credit (Recoveries)/Losses
	As of		For the Nine Months Ended
	September 30, 2017	December 31, 2016	September 30, 2017	September 30, 2016
	(in thousands)
On-balance sheet assets:
Farm & Ranch:
Loans	$65,105	$19,757	$(520)	$154
Total on-balance sheet	$65,105	$19,757	$(520)	$154
Off-balance sheet assets:
Farm & Ranch:
LTSPCs	$1,276	$1,281	$—	$—
Total off-balance sheet	$1,276	$1,281	$—	$—
Total	$66,381	$21,038	$(520)	$154

(1)
Includes loans and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, or in bankruptcy with at least one missed payment, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

Of the $65.1 million of on-balance sheet loans reported as 90-day delinquencies as of September 30, 2017, $11,000 were loans subject to "removal-of-account" provisions. Of the $19.8 million of on-balance sheet loans reported as 90-day delinquencies as of December 31, 2016, $0.1 million were loans subject to "removal-of-account" provisions.

Credit Quality Indicators

The following tables present credit quality indicators related to Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities as of September 30, 2017 and December 31, 2016:

Table 5.9

	As of September 30, 2017
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade(1)
On-balance sheet:
Acceptable	$2,240,054	$760,251	$603,653	$241,208	$13,248	$9,004	$3,867,418
Special mention(2)	38,647	7,024	19,846	5,208	—	—	70,725
Substandard(3)	68,322	41,201	13,516	7,069	—	642	130,750
Total on-balance sheet	$2,347,023	$808,476	$637,015	$253,485	$13,248	$9,646	$4,068,893
Off-Balance Sheet:
Acceptable	$1,133,150	$336,780	$627,220	$148,085	$31,502	$3,213	$2,279,950
Special mention(2)	77,671	8,359	31,264	1,832	—	169	119,295
Substandard(3)	35,872	30,606	14,244	4,306	3,318	546	88,892
Total off-balance sheet	$1,246,693	$375,745	$672,728	$154,223	$34,820	$3,928	$2,488,137
Total Ending Balance:
Acceptable	$3,373,204	$1,097,031	$1,230,873	$389,293	$44,750	$12,217	$6,147,368
Special mention(2)	116,318	15,383	51,110	7,040	—	169	190,020
Substandard(3)	104,194	71,807	27,760	11,375	3,318	1,188	219,642
Total	$3,593,716	$1,184,221	$1,309,743	$407,708	$48,068	$13,574	$6,557,030

Commodity analysis of past due loans(1)
On-balance sheet	$31,413	$22,330	$7,367	$3,352	$—	$643	$65,105
Off-balance sheet	862	—	—	414	—	—	1,276
90 days or more past due	$32,275	$22,330	$7,367	$3,766	$—	$643	$66,381

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)	Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.

(3)	Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of December 31, 2016
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade(1)
On-balance sheet:
Acceptable	$2,080,227	$568,221	$504,784	$179,288	$11,545	$8,894	$3,352,959
Special mention(2)	35,223	1,139	33,075	4,372	—	—	73,809
Substandard(3)	41,648	27,770	10,658	7,610	—	—	87,686
Total on-balance sheet	$2,157,098	$597,130	$548,517	$191,270	$11,545	$8,894	$3,514,454
Off-Balance Sheet
Acceptable	$1,201,144	$403,256	$724,056	$125,440	$34,537	$3,916	$2,492,349
Special mention(2)	20,422	16,881	15,341	2,344	—	6	54,994
Substandard(3)	31,834	20,173	17,930	5,020	1,969	581	77,507
Total off-balance sheet	$1,253,400	$440,310	$757,327	$132,804	$36,506	$4,503	$2,624,850
Total Ending Balance:
Acceptable	$3,281,371	$971,477	$1,228,840	$304,728	$46,082	$12,810	$5,845,308
Special mention(2)	55,645	18,020	48,416	6,716	—	6	128,803
Substandard(3)	73,482	47,943	28,588	12,630	1,969	581	165,193
Total	$3,410,498	$1,037,440	$1,305,844	$324,074	$48,051	$13,397	$6,139,304

Commodity analysis of past due loans(1)
On-balance sheet	$13,449	$3,245	$669	$2,394	$—	$—	$19,757
Off-balance sheet	373	407	38	463	—	—	1,281
90 days or more past due	$13,822	$3,652	$707	$2,857	$—	$—	$21,038

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)	Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.

(3)	Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

Concentrations of Credit Risk

The following table sets forth the geographic and commodity/collateral diversification, the range of original loan-to-value ratios, and the range in the size of borrower exposure for all Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs as of September 30, 2017 and December 31, 2016:

Table 5.10

	As of
	September 30, 2017	December 31, 2016
	(in thousands)
By commodity/collateral type:
Crops	$3,593,716	$3,410,498
Permanent plantings	1,184,221	1,037,440
Livestock	1,309,743	1,305,844
Part-time farm	407,708	324,074
Ag. Storage and Processing	48,068	48,051
Other	13,574	13,397
Total	$6,557,030	$6,139,304
By geographic region(1):
Northwest	$723,616	$657,403
Southwest	1,917,692	1,791,745
Mid-North	2,205,750	2,104,867
Mid-South	899,293	837,121
Northeast	290,655	229,679
Southeast	520,024	518,489
Total	$6,557,030	$6,139,304
By original loan-to-value ratio(2):
0.00% to 40.00%	$1,274,050	$1,220,432
40.01% to 50.00%	1,622,767	1,466,047
50.01% to 60.00%	2,268,852	2,078,099
60.01% to 70.00%	1,130,748	1,167,395
70.01% to 80.00%	233,963	191,664
80.01% to 90.00%	26,650	15,667
Total	$6,557,030	$6,139,304
By size of borrower exposure(3):
Less than $1,000,000	$2,297,648	$2,195,103
$1,000,000 to $4,999,999	2,500,101	2,398,843
$5,000,000 to $9,999,999	815,411	782,171
$10,000,000 to $24,999,999	568,471	469,681
$25,000,000 to $50,000,000	375,399	293,506
Total	$6,557,030	$6,139,304

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

(3)	Includes multiple loans to the same borrower or borrower-related entities.

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

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of September 30, 2017 and December 31, 2016, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans:

Table 6.1

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of September 30, 2017	As of December 31, 2016
	(in thousands)
Farm & Ranch:
Guaranteed Securities	$354,823	$415,441
USDA Guarantees:
Farmer Mac Guaranteed USDA Securities	226,802	103,976
Institutional Credit:
AgVantage Securities	13,214	983,214
Revolving floating rate AgVantage facility(1)	300,000	300,000
Total off-balance sheet Farmer Mac Guaranteed Securities	$894,839	$1,802,631

(1)	Relates to a revolving floating rate AgVantage facility subject to specified contractual terms. Farmer Mac receives a fixed fee based on the full dollar amount of the facility.

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  The following table summarizes the significant cash flows received from and paid to trusts used for Farmer Mac securitizations:

Table 6.2

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
	(in thousands)
Proceeds from new securitizations	$404,246	$457,369
Guarantee fees received	2,141	2,333
Purchases of assets from the trusts	(3,147)	(2,118)

Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $3.8 million as of September 30, 2017 and $5.5 million as of December 31, 2016. As of September 30, 2017 and December 31, 2016, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 10.1 years and 10.7 years, respectively. As of September 30, 2017 and December 31, 2016, the weighted-average remaining maturity of the off-balance sheet AgVantage securities was 1.1 years and 0.7 years, respectively.

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

The maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans, was $3.0 billion as of September 30, 2017 and $3.1 billion as of December 31, 2016.

As of both September 30, 2017 and December 31, 2016, the weighted-average remaining maturity of all loans underlying LTSPCs was 15.2 years and 15.1 years, respectively.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $31.5 million as of September 30, 2017 and $31.8 million as of December 31, 2016.

7.	EQUITY

Common Stock

For each of the first, second, and third quarters in 2017, Farmer Mac paid a quarterly dividend of $0.36 per share on all classes of its common stock. For each quarter in 2016, Farmer Mac paid a quarterly dividend of $0.26 per share on all classes of its common stock.

On September 8, 2015, Farmer Mac's board of directors approved a share repurchase program authorizing Farmer Mac to repurchase up to $25 million of its outstanding Class C non-voting common stock through September 8, 2017. As of September 30, 2017, Farmer Mac had repurchased approximately 668,000 shares of Class C non-voting common stock at a cost of approximately $19.6 million pursuant to the share repurchase program. In August 2017, Farmer Mac's board of directors approved the continuation of the share repurchase program on its existing terms through August 2019 for the repurchase of up to $5.4 million of Farmer Mac's outstanding Class C non-voting common stock, which is the amount currently remaining under the share repurchase program originally authorized in third quarter 2015.

Preferred Stock

For each of the first, second, and third quarters in 2017 and for each quarter in 2016, Farmer Mac paid the following quarterly dividends on its outstanding preferred stock:

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

Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of both September 30, 2017 and December 31, 2016, the minimum capital requirement was greater than the risk-based capital requirement. Farmer Mac's ability to declare and pay dividends could be restricted if it fails to comply with applicable capital requirements.

As of September 30, 2017, Farmer Mac's minimum capital requirement was $515.8 million and its core capital level was $653.4 million, which was $137.6 million above the minimum capital requirement as of that date. As of December 31, 2016, Farmer Mac's minimum capital requirement was $466.5 million and its core capital level was $609.7 million, which was $143.2 million above the minimum capital requirement as of that date.

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

As of September 30, 2017, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $5.5 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 31 percent of total assets and 71 percent of financial instruments measured at fair value as of September 30, 2017. As of December 31, 2016, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $4.9 billion whose fair values were estimated by management in the absence of readily determinable fair values.  These financial instruments measured as level 3 represented 31 percent of total assets and 65 percent of financial instruments measured at fair value as of December 31, 2016.

Transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. During the first half of 2017 there was one transfer within fair value hierarchy from Level 2 to Level 3 for the fair value measurement of a fixed-rate GSE guaranteed mortgage-backed security (interest only strip). The transfer to Level 3 was because unobservable inputs became significant to the overall estimate of the fair value of the security as of March 31, 2017. There were no transfers within the fair value hierarchy for fair value measurements of Farmer Mac's investment securities, Farmer Mac Guaranteed Securities, USDA Securities, and financial derivatives during the first nine months of 2016. See Note 3 for information about the transfer of available-for-sale USDA and Farmer Mac Guaranteed USDA securities to held-to-maturity as of October 1, 2016.

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2017 and December 31, 2016, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Table 8.1

Assets and Liabilities Measured at Fair Value as of September 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$18,518	$18,518
Floating rate asset-backed securities	—	35,602	—	35,602
Floating rate Government/GSE guaranteed mortgage-backed securities	—	1,312,204	—	1,312,204
Fixed rate GSE guaranteed mortgage-backed securities	—	507	4,458	4,965
Fixed rate senior agency debt	—	99,871	—	99,871
Fixed rate U.S. Treasuries	763,806	—	—	763,806
Total Investment Securities	763,806	1,448,184	22,976	2,234,966
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—	5,443,746	5,443,746
Total Farmer Mac Guaranteed Securities	—	—	5,443,746	5,443,746
USDA Securities:
Trading	—	—	14,864	14,864
Total USDA Securities	—	—	14,864	14,864
Financial derivatives	50	1,970	—	2,020
Total Assets at fair value	$763,856	$1,450,154	$5,481,586	$7,695,596
Liabilities:
Financial derivatives	$—	$30,595	$—	$30,595
Total Liabilities at fair value	$—	$30,595	$—	$30,595
Non-recurring:
Assets:
Loans held for investment	$—	$—	$636	$636
REO	—	—	455	455
Total Non-recurring Assets at fair value	$—	$—	$1,091	$1,091

Assets and Liabilities Measured at Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
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

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which Farmer Mac has used significant unobservable inputs to determine fair value. Net transfers in and/or out of level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no liabilities measured at fair value using significant unobservable inputs during the three and nine months ended September 30, 2017 and 2016.

Table 8.2

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended September 30, 2017
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehe- nsive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$18,518	$—	$—	$—	$—	$—	$18,518
Fixed rate GSE guaranteed mortgage-backed securities	4,651	—	—	(111)	—	(82)	4,458
Total available-for-sale	23,169	—	—	(111)	—	(82)	22,976
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	5,282,562	193,800	—	(29,851)	(1,171)	(1,594)	5,443,746
Total available-for-sale	5,282,562	193,800	—	(29,851)	(1,171)	(1,594)	5,443,746
USDA Securities:
Available-for-sale	—	40,844	(40,844)	—	—	—	—
Trading(1)	16,294	—	—	(1,430)	—	—	14,864
Total USDA Securities	16,294	40,844	(40,844)	(1,430)	—	—	14,864
Total Assets at fair value	$5,322,025	$234,644	$(40,844)	$(31,392)	$(1,171)	$(1,676)	$5,481,586

(1)	Includes unrealized gains of $34,000 attributable to assets still held as of September 30, 2017 that are recorded in "Gains/(losses) on trading securities."

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended September 30, 2016
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains included in Income	Unrealized Gains included in Other Comprehe-nsive Income	Ending Balance
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

Level 3 Assets and Liabilities Measured at Fair Value for the Nine Months Ended September 30, 2017
	Beginning Balance	Transfers in	Purchases	Sales	Settlements	Realized and Unrealized Gains/(Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehe- nsive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$17,730	—	$—	$—	$—	$—	$788	$18,518
Fixed rate GSE guaranteed mortgage-backed securities	—	7,041	—	—	(334)	—	(2,249)	4,458
Total available-for-sale	17,730	7,041	—	—	(334)	—	(1,461)	22,976
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	4,853,685	—	927,615	—	(357,006)	5,166	14,286	5,443,746
Total available-for-sale	4,853,685	—	927,615	—	(357,006)	5,166	14,286	5,443,746
USDA Securities:
Available-for-sale	—	—	126,939	(126,939)	—	—	—	—
Trading(1)	20,388	—	—	—	(5,440)	(84)	—	14,864
Total USDA Securities	20,388	—	126,939	(126,939)	(5,440)	(84)	—	14,864
Total Assets at fair value	$4,891,803	$7,041	$1,054,554	$(126,939)	$(362,780)	$5,082	$12,825	$5,481,586

(1)	Includes unrealized gains of $42,000 attributable to assets still held as of September 30, 2017 that are recorded in "Gains/(losses) on trading securities."

Level 3 Assets and Liabilities Measured at Fair Value for the Nine Months Ended September 30, 2016
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains included in Income	Unrealized(Losses)/Gains included in Other Comprehe-nsive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$44,924	$—	$(26,806)	$—	$6	$(542)	$17,582
Total available-for-sale	44,924	—	(26,806)	—	6	(542)	17,582
Trading:
Floating rate asset-backed securities(1)	491	—	—	(2,213)	1,722	—	—
Total trading	491	—	—	(2,213)	1,722	—	—
Total Investment Securities	45,415	—	(26,806)	(2,213)	1,728	(542)	17,582
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	4,121,244	1,342,572	—	(594,124)	26,475	8,490	4,904,657
Farmer Mac Guaranteed USDA Securities	31,361	4,100	—	(3,240)	—	603	32,824
Total Farmer Mac Guaranteed Securities	4,152,605	1,346,672	—	(597,364)	26,475	9,093	4,937,481
USDA Securities:
Available-for-sale	1,888,344	351,914	(58,628)	(237,262)	—	35,959	1,980,327
Trading(2)	28,975	—	—	(5,698)	212	—	23,489
Total USDA Securities	1,917,319	351,914	(58,628)	(242,960)	212	35,959	2,003,816
Total Assets at fair value	$6,115,339	$1,698,586	$(85,434)	$(842,537)	$28,415	$44,510	$6,958,879

(1)	Unrealized gains are attributable to assets still held as of September 30, 2016 and are recorded in "Gains/(losses) on trading securities."

(2)	Includes unrealized gains of $0.1 million attributable to assets still held as of September 30, 2016 that are recorded in "Gains/(losses) on trading securities."

The following tables present additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in level 3 of the fair value hierarchy as of September 30, 2017 and December 31, 2016.

Table 8.3

	As of September 30, 2017
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$18,518	Indicative bids	Range of broker quotes	94.0% - 94.0% (94.0%)
Fixed rate GSE guaranteed mortgage-backed securities	$4,458	Discounted cash flow	Discount rate	3.7%
			CPR	0%
Farmer Mac Guaranteed Securities:
AgVantage	$5,443,746	Discounted cash flow	Discount rate	2.0% - 3.3% (2.2%)

USDA Securities	$14,864	Discounted cash flow	Discount rate	3.6% - 5.3% (5.0%)
			CPR	7% - 19% (17%)

	As of December 31, 2016
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$17,730	Indicative bids	Range of broker quotes	90.0% - 90.0% (90.0%)
Farmer Mac Guaranteed Securities:
AgVantage	$4,853,685	Discounted cash flow	Discount rate	1.5% - 3.3% (1.9%)

USDA Securities	$20,388	Discounted cash flow	Discount rate	4.0% - 5.3% (5.0%)
			CPR	13% - 18% (17%)

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

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities, and guarantees and commitments as of September 30, 2017 and December 31, 2016:

Table 8.4

	As of September 30, 2017		As of December 31, 2016
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$366,764	$366,764	$265,229	$265,229
Investment securities	2,234,966	2,234,966	2,515,851	2,515,851
Farmer Mac Guaranteed Securities	7,601,376	7,602,556	6,006,694	6,002,916
USDA Securities	2,042,408	2,107,149	1,934,023	2,029,613
Loans	5,140,669	5,127,770	4,481,019	4,507,435
Financial derivatives	2,020	2,020	23,182	23,182
Guarantee and commitment fees receivable:
LTSPCs	31,986	32,307	34,720	32,656
Farmer Mac Guaranteed Securities	4,611	4,372	6,197	6,215
Financial liabilities:
Notes payable:
Due within one year	8,108,390	8,112,928	8,439,515	8,440,123
Due after one year	7,450,462	7,399,961	5,260,497	5,222,977
Debt securities of consolidated trusts held by third parties	1,310,240	1,333,417	1,107,513	1,142,704
Financial derivatives	30,595	30,595	58,152	58,152
Guarantee and commitment obligations:
LTSPCs	31,169	31,491	33,860	31,796
Farmer Mac Guaranteed Securities	4,065	3,825	5,467	5,486

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

The following tables present core earnings for Farmer Mac's operating segments and a reconciliation to consolidated net income for the three and nine months ended September 30, 2017 and 2016:

Table 9.1

Core Earnings by Business Segment
For the Three Months Ended September 30, 2017
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$13,609	$5,288	$2,230	$15,431	$3,004	$—		$39,562
Less: reconciling adjustments(1)(2)(3)	(2,131)	(433)	602	(1,068)	(305)	3,335		—
Net effective spread	11,478	4,855	2,832	14,363	2,699	3,335		—
Guarantee and commitment fees(2)	4,236	130	476	93		(1,621)		3,314
Other income/(expense)(3)(4)	214	9	5	—	233	524		985
Non-interest income/(loss)	4,450	139	481	93	233	(1,097)		4,299

Provision for loan losses	(270)	—	—	—	—	—		(270)

Provision for reserve for losses	(114)					—		(114)
Other non-interest expense	(4,077)	(1,080)	(608)	(1,670)	(3,067)	—		(10,502)
Non-interest expense(5)	(4,191)	(1,080)	(608)	(1,670)	(3,067)	—		(10,616)
Core earnings before income taxes	11,467	3,914	2,705	12,786	(135)	2,238	(6)	32,975
Income tax (expense)/benefit	(4,014)	(1,370)	(947)	(4,475)	396	(783)		(11,193)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest	7,453	2,544	1,758	8,311	261	1,455	(6)	21,782
Preferred stock dividends	—	—	—	—	(3,295)	—		(3,295)
Segment core earnings/(losses)	$7,453	$2,544	$1,758	$8,311	$(3,034)	$1,455	(6)	$18,487

Total assets at carrying value	$4,128,778	$2,165,749	$1,073,525	$7,612,572	$2,709,614	$—		$17,690,238
Total on- and off-balance sheet program assets at principal balance	$6,557,030	$2,298,956	$1,886,445	$7,901,842	$—	$—		$18,644,273

(1)	Excludes the amortization of premiums and discounts on assets consolidated at fair value, originally included in interest income, to reflect core earnings amounts.

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

(4)
Includes reconciling adjustments for fair value adjustments on financial derivatives and trading assets. Also includes a reconciling adjustment related to the recognition of deferred gains over the estimated lives of certain Farmer Mac Guaranteed Securities and USDA Securities. In 2016 and prior periods, fair value adjustments on financial derivatives included variation margin payment amounts because those amounts were considered to be collateral of the related exposure and were accounted for as unrealized gains or losses. However, effective first quarter 2017, CME implemented a change in its rules related to the exchange of variation margin, whereby variation margin payments are considered to be a partial settlement of the respective derivatives contracts rather than as pledged collateral, and accounted for as realized gains and losses. See Note 4 for more information about this rule change. Farmer Mac believes that even though these variation margin amounts are now accounted for as realized gains or losses on financial derivatives and hedging activities as a result of the CME rule change, their economic character will remain the same as they were before the change. This is not expected to have a cumulative net impact on Farmer Mac's financial condition or results of operations reported in accordance with GAAP because the related financial instruments are expected to be held to maturity. Therefore, beginning in 2017, this reconciling adjustment includes realized gains and losses on financial derivatives centrally cleared through CME resulting from the exchange of variation margin. As a result, core earnings subsequent to 2016 will be presented on a consistent basis with core earnings in 2016 and prior periods.

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

Core Earnings by Business Segment
For the Three Months Ended September 30, 2016
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$12,039	$5,753	$2,963	$12,226	$2,582	$—		$35,563
Less: reconciling adjustments(1)(2)(3)	(1,336)	(564)	(320)	(799)	(345)	3,364		—
Net effective spread	10,703	5,189	2,643	11,427	2,237	3,364		—
Guarantee and commitment fees(2)	3,516	29	529	459	—	(735)		3,798
Other income/(expense)(3)(4)	276	95	—	—	(388)	320		303
Non-interest income/(loss)	3,792	124	529	459	(388)	(415)		4,101

Provision for loan losses	(191)	—	—	—	—	—		(191)

Provision for reserve for losses	222	—	—	—	—	—		222
Other non-interest expense	(3,673)	(933)	(553)	(1,253)	(3,113)	—		(9,525)
Non-interest expense(5)	(3,451)	(933)	(553)	(1,253)	(3,113)	—		(9,303)
Core earnings before income taxes	10,853	4,380	2,619	10,633	(1,264)	2,949	(6)	30,170
Income tax (expense)/benefit	(3,799)	(1,533)	(917)	(3,722)	474	(1,032)		(10,529)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest	7,054	2,847	1,702	6,911	(790)	1,917	(6)	19,641
Preferred stock dividends	—	—	—	—	(3,295)	—		(3,295)
Non-controlling interest	—	—	—	—	18	—		18
Segment core earnings/(losses)	$7,054	$2,847	$1,702	$6,911	$(4,067)	$1,917	(6)	$16,364

Total assets at carrying value	$3,436,641	$2,062,195	$1,008,903	$6,045,227	$3,447,939	$—		$16,000,905
Total on- and off-balance sheet program assets at principal balance	$6,004,728	$2,020,834	$1,867,666	$7,354,511	$—	$—		$17,247,739

(1)	Excludes the amortization of premiums and discounts on assets consolidated at fair value, originally included in interest income, to reflect core earnings amounts.

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

Core Earnings by Business Segment
For the Nine Months Ended September 30, 2017
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$39,701	$15,747	$8,181	$44,364	$8,371	$—		$116,364
Less: reconciling adjustments(1)(2)(3)	(6,208)	(1,508)	26	(3,025)	(946)	11,661		—
Net effective spread	33,493	14,239	8,207	41,339	7,425	11,661		—
Guarantee and commitment fees(2)	12,722	303	1,455	713	—	(4,563)		10,630
Other income/(expense)(3)(4)	1,402	34	15	—	626	2,132		4,209
Non-interest income/(loss)	14,124	337	1,470	713	626	(2,431)		14,839

Provision for loan losses	(1,234)	—	—	—	—	—		(1,234)

Release of reserve for losses	(60)	—	—	—	—	—		(60)
Other non-interest expense	(12,588)	(3,333)	(1,838)	(4,813)	(9,923)	—		(32,495)
Non-interest expense(5)	(12,648)	(3,333)	(1,838)	(4,813)	(9,923)	—		(32,555)
Core earnings before income taxes	33,735	11,243	7,839	37,239	(1,872)	9,230	(6)	97,414
Income tax (expense)/benefit	(11,806)	(3,935)	(2,744)	(13,033)	1,646	(3,231)		(33,103)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest	21,929	7,308	5,095	24,206	(226)	5,999	(6)	64,311
Preferred stock dividends	—	—	—	—	(9,886)	—		(9,886)
Non-controlling interest	—	—	—	—	165	—		165
Segment core earnings/(losses)	$21,929	$7,308	$5,095	$24,206	$(9,947)	$5,999	(6)	$54,590

Total assets at carrying value	$4,128,778	$2,165,749	$1,073,525	$7,612,572	$2,709,614	$—		$17,690,238
Total on- and off-balance sheet program assets at principal balance	$6,557,030	$2,298,956	$1,886,445	$7,901,842	$—	$—		$18,644,273

(1)	Excludes the amortization of premiums and discounts on assets consolidated at fair value, originally included in interest income, to reflect core earnings amounts.

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

(4)
Includes reconciling adjustments for fair value adjustments on financial derivatives and trading assets. Also includes a reconciling adjustment related to the recognition of deferred gains over the estimated lives of certain Farmer Mac Guaranteed Securities and USDA Securities. In 2016 and prior periods, fair value adjustments on financial derivatives included variation margin payment amounts because those amounts were considered to be collateral of the related exposure and were accounted for as unrealized gains or losses. However, effective first quarter 2017, CME implemented a change in its rules related to the exchange of variation margin, whereby variation margin payments are considered to be a partial settlement of the respective derivatives contracts rather than as pledged collateral, and accounted for as realized gains and losses. See Note 4 for more information about this rule change. Farmer Mac believes that even though these variation margin amounts are now accounted for as realized gains or losses on financial derivatives and hedging activities as a result of the CME rule change, their economic character will remain the same as they were before the change. This is not expected to have a cumulative net impact on Farmer Mac's financial condition or results of operations reported in accordance with GAAP because the related financial instruments are expected to be held to maturity. Therefore, beginning in 2017, this reconciling adjustment includes realized gains and losses on financial derivatives centrally cleared through CME resulting from the exchange of variation margin. As a result, core earnings subsequent to 2016 will be presented on a consistent basis with core earnings in 2016 and prior periods.

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

Core Earnings by Business Segment
For the Nine Months Ended September 30, 2016
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$34,772	$15,743	$8,682	$36,084	$8,280	$—		$103,561
Less: reconciling adjustments(1)(2)(3)	(4,733)	(1,658)	(939)	(2,160)	(897)	10,387		—
Net effective spread	30,039	14,085	7,743	33,924	7,383	10,387		—
Guarantee and commitment fees(2)	11,390	50	1,197	1,375	—	(2,933)		11,079
Other income/(expense)(3)(4)	451	178	—	—	(1,288)	(9,259)		(9,918)
Non-interest income/(loss)	11,841	228	1,197	1,375	(1,288)	(12,192)		1,161

Provision for loan losses	(604)	—	—	—	—	—		(604)

Provision for reserve for losses	114	—	—	—	—	—		114
Other non-interest expense	(11,946)	(3,118)	(2,214)	(2,330)	(9,849)	—		(29,457)
Non-interest expense(5)	(11,832)	(3,118)	(2,214)	(2,330)	(9,849)	—		(29,343)
Core earnings before income taxes	29,444	11,195	6,726	32,969	(3,754)	(1,805)	(6)	74,775
Income tax (expense)/benefit	(10,307)	(3,918)	(2,355)	(11,538)	1,221	633		(26,264)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest	19,137	7,277	4,371	21,431	(2,533)	(1,172)	(6)	48,511
Preferred stock dividends	—	—	—	—	(9,886)	—		(9,886)
Non-controlling interest	—	—	—	—	62	—		62
Segment core earnings/(losses)	$19,137	$7,277	$4,371	$21,431	$(12,357)	$(1,172)	(6)	$38,687

Total assets at carrying value	$3,436,641	$2,062,195	$1,008,903	$6,045,227	$3,447,939	$—		$16,000,905
Total on- and off-balance sheet program assets at principal balance	$6,004,728	$2,020,834	$1,867,666	$7,354,511	$—	$—		$17,247,739

(1)	Excludes the amortization of premiums and discounts on assets consolidated at fair value, originally included in interest income, to reflect core earnings amounts.

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

Overview

In third quarter 2017, Farmer Mac increased its outstanding business volume by $0.4 billion to $18.6 billion, driven primarily by net portfolio growth of $0.2 billion in Farm & Ranch loan purchases and $0.2 billion in purchases of AgVantage securities. With regard to credit, Farmer Mac's total allowance for losses increased modestly in dollars but remained unchanged as a percentage of the Farm & Ranch portfolio during third quarter 2017 compared to second quarter 2017. As of September 30, 2017, Farmer Mac's substandard assets and 90-day delinquencies increased, in both dollars and as a percentage of the Farm & Ranch portfolio, compared to second quarter 2017 levels. Substandard assets as a percentage of the Farm & Ranch portfolio remained below Farmer Mac's historical average substandard asset rate, while 90-day delinquencies as a percentage of the Farm & Ranch portfolio was in line with Farmer Mac's historical average 90-day delinquency rate.

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

Net Income and Core Earnings

Farmer Mac's net income attributable to common stockholders for third quarter 2017 was $18.5 million, compared to $17.5 million in second quarter 2017 and $16.4 million in third quarter 2016.

The $1.0 million sequential increase was primarily driven by a $0.5 million after-tax decrease in non-interest expense primarily due to lower compensation and employee benefits expenses. This decrease in compensation and benefits expenses was caused by the absence in third quarter 2017 of payouts of annual variable incentive compensation that occurred during second quarter 2017. Also contributing to the sequential increase was a $0.3 million after-tax increase in gains in fair value of financial derivatives and hedged assets and a $0.2 million increase in tax benefits recognized from exercises of stock-based awards.

The $2.1 million year-over-year increase was driven by an increase in net interest income of $2.6 million, after tax. Also contributing to the year-over-year increase was a $0.8 million after-tax increase in gains in fair value of financial derivatives and hedged assets. The increase was offset in part by a $0.8 million after-tax decrease in unrealized gains in fair value of trading securities and a $0.6 million after-tax increase in non-interest expense. The increase in non-interest expense was primarily attributable to higher general and administrative ("G&A") and compensation and employee benefits expenses.

Farmer Mac's non-GAAP core earnings for third quarter 2017 were $17.0 million, compared to $16.0 million in second quarter 2017 and $14.4 million in third quarter 2016.

The $1.0 million sequential increase in core earnings was primarily driven by an after-tax decrease of $0.5 million in compensation and employee benefits expenses caused by the absence in third quarter 2017 of payouts of annual variable incentive compensation that occurred during second quarter 2017. Also contributing to the sequential increase was a $0.4 million after-tax increase in net effective spread and a $0.4 million after-tax increase in other income, primarily driven by a decrease in hedging costs. The sequential increase was offset in part by a $0.5 million after-tax decrease in net realized gains on the sale of real estate owned properties.

The $2.6 million year-over-year increase in core earnings was primarily attributable to (1) a $2.6 million after-tax increase in net effective spread; (2) a $0.3 million increase in tax benefits recognized from exercises of stock-based awards in third quarter 2017 which did not occur in third quarter 2016; and (3) a $0.3 million after-tax increase in other income, primarily driven by a decrease in hedging costs. Partially offsetting the year-over-year increase was a $0.6 million after-tax increase in operating expenses attributable to both an increase in compensation and employee benefits and G&A expenses. The increase in compensation and employee benefits expenses was due primarily to an increase in staffing and related employee health insurance costs and benefits. The increase in G&A expenses was due to higher expenses related to continued technology and business infrastructure investments and expenses related to business development efforts.

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

Net Interest Income and Net Effective Spread

Net interest income was $39.6 million for third quarter 2017, compared to $39.7 million for second quarter 2017 and $35.6 million for third quarter 2016. The overall net interest yield was 0.92 percent for third quarter 2017, compared to 0.95 percent for second quarter 2017 and 0.89 percent for third quarter 2016.

The $0.1 million and 3 basis point sequential decreases in net interest income were primarily driven by an increase in net yield adjustments related to amortization of premiums on assets consolidated at fair value.

The $4.0 million year-over-year increase in net interest income was driven by net growth in Farm & Ranch loans, USDA Securities, and on-balance sheet AgVantage securities. Another factor contributing to the increase was the effect of an increase in short-term interest rates on assets and liabilities indexed to LIBOR due to the Federal Reserve's decision to raise the target range for the federal funds rate in December 2016, March 2017, and June 2017. This effect on net interest income occurred because interest expense used to calculate net interest income does not include all the funding expenses related to these assets, specifically the expense on financial derivatives not designated in hedge accounting relationships. This increase in short-term rates on assets and liabilities indexed to LIBOR did not have a similar effect on net effective spread because net effective spread includes interest expense from all funding related to those assets, including interest expense from financial derivatives not designated in hedge accounting relationships. The increase in net interest income was offset in part by an increase in net yield adjustments related to amortization of premiums and discounts on assets consolidated at fair value and a decrease in the amount of cash basis interest income recognized on nonaccrual Farm & Ranch loans. The 3 basis point year-over-year increase in net interest income in percentage terms was primarily attributable to a reduction in the average balance of lower-earning cash and cash equivalents and investment securities.

Net effective spread, a non-GAAP measure, was $36.2 million for third quarter 2017, compared to $35.6 million in second quarter 2017 and $32.2 million in third quarter 2016. In percentage terms, net effective spread for third quarter 2017 was 0.92 percent, compared to 0.92 percent in second quarter 2017 and 0.86 percent in third quarter 2016. Farmer Mac uses net effective spread as an alternative measure to net interest income because management believes it is a useful metric that reflects the economics of the net spread between all the assets owned by Farmer Mac and all related funding, including any associated derivatives, some of which may not be included in net interest income.

The $0.6 million sequential increase in net effective spread in dollars was primarily attributable to growth in on-balance sheet AgVantage securities, Farm & Ranch loans, and other business volume, which increased net effective spread by approximately $0.9 million. Net effective spread in percentage terms was flat sequentially, as the effect of a decrease in the average balance of lower-earning investment securities was offset by a decrease in the amount of cash basis interest income recognized on nonaccrual Farm & Ranch loans.

The $4.0 million year-over-year increase in net effective spread in dollars was primarily attributable to (1) growth in on-balance sheet AgVantage securities, Farm & Ranch loans, and other business volume, which increased net effective spread by approximately $4.0 million; and (2) changes in Farmer Mac's funding strategies and LIBOR-based short-term funding costs for floating rate assets indexed to LIBOR that remained favorable throughout most of third quarter 2017, which added approximately $0.8 million. The increase was offset in part by a decrease in the amount of cash basis interest income recognized on nonaccrual Farm & Ranch loans, which reduced net effective spread by $0.5 million. The 6 basis point year-over-year increase in net effective spread in percentage terms was primarily attributable to a significant reduction in the average balance of cash and cash equivalents and lower earning investment securities, which added approximately 6 basis points to net effective spread. Also contributing to the increase were the effects of the changes in Farmer Mac's funding strategy and a favorable LIBOR-based funding market, which added approximately 2 basis points. The increase in percentage terms was offset in part by the effect of the refinancing in second quarter 2017 of a $1.0 billion AgVantage security, $970.0 million of which was previously held by third party investors and reported as off-balance sheet business volume in the Institutional Credit line of business, into three new on-balance sheet AgVantage securities, which reduced net effective spread by approximately 3 basis points.

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

Business Volume

Farmer Mac added $0.9 billion of new business volume during third quarter 2017. The new business volume included purchases of $298.3 million of newly originated Farm & Ranch loans, purchases of $291.0 million of AgVantage securities, Farm & Ranch loans added under LTSPCs of $102.8 million, purchases of $90.2 million of USDA Securities, purchases of Rural Utilities loans of $70.0 million, and the issuance of $41.1 million of Farmer Mac Guaranteed USDA Securities. Taking into account maturities and paydowns on existing assets, Farmer Mac's outstanding business volume was $18.6 billion as of September 30, 2017, an increase of $0.4 billion from June 30, 2017, and $1.2 billion from December 31, 2016.

Capital

As of September 30, 2017, Farmer Mac's core capital level was $653.4 million, which was $137.6 million above the minimum capital level required by Farmer Mac's statutory charter.  As of December 31, 2016, Farmer Mac's core capital level was $609.7 million, which was $143.2 million above the minimum capital requirement. The decrease in capital in excess of the minimum capital level was due primarily to an increase in minimum capital required to support the growth of on-balance sheet assets during the first nine months of 2017, which was offset in part by an increase in retained earnings. In particular, the refinancing of a $1.0 billion AgVantage security that matured in April 2017 into three new on-balance sheet AgVantage securities significantly increased Farmer Mac's on-balance sheet assets because $970.0 million of the refinanced security was previously held by third party investors and reported as off-balance sheet business volume.

In August 2017, Farmer Mac's board of directors approved the continuation of a share repurchase program on its existing terms through August 2019 and authorized Farmer Mac to repurchase up to $5.4 million of its outstanding Class C non-voting common stock. This is the amount currently remaining under the share repurchase program that Farmer Mac's board of directors originally authorized in third quarter 2015 for the repurchase of up to $25 million of outstanding Class C non-voting common stock. Farmer Mac did not repurchase shares during the first three quarters of 2017 under this program. Farmer Mac also did not repurchase any shares under this program in the last three quarters of 2016, but did repurchase 307,000 shares in first quarter 2016. As of September 30, 2017, Farmer Mac had repurchased approximately 668,000 shares of Class C non-voting common stock at a cost of approximately $19.6 million under the share repurchase program.

Credit Quality

As of September 30, 2017, Farmer Mac's total allowance for losses were $8.5 million (0.13 percent of the Farm & Ranch portfolio), compared to $8.1 million (0.13 percent of the Farm & Ranch portfolio) as of June 30, 2017 and $7.4 million (0.12 percent of the Farm & Ranch portfolio) as of December 31, 2016. The $0.4 million sequential increase to the provision to the allowance for losses was primarily attributable to downgrades in risk ratings, which caused a net increase to the specific allowance for certain impaired on-balance sheet crop and permanent planting loans. Net volume growth in on-balance sheet Farm & Ranch loans also contributed to the sequential increase in the general allowance for loan losses.

As of September 30, 2017, Farmer Mac's substandard assets were $219.6 million (3.3 percent of the Farm & Ranch portfolio), compared to $192.1 million (3.0 percent of the Farm & Ranch portfolio) as of June 30, 2017 and $165.2 million (2.7 percent of the Farm & Ranch portfolio) as of December 31, 2016. The increase in substandard assets from second quarter 2017 was primarily driven by credit downgrades in on-balance sheet loans.

As of September 30, 2017, Farmer Mac's 90-day delinquencies were $66.4 million (1.01 percent of the Farm & Ranch portfolio), compared to $41.9 million (0.65 percent of the Farm & Ranch portfolio) as of June 30, 2017 and $21.0 million (0.34 percent of the Farm & Ranch portfolio) as of December 31, 2016. The sequential increase in 90-day delinquencies is primarily attributable to an increase in delinquencies in certain crop and permanent planting loans due to factors specific to the borrower and not related to macroeconomic factors in the agricultural economy. The sequential increase in 90-day delinquencies is also consistent with the seasonal pattern of Farmer Mac's 90-day delinquencies fluctuating from quarter to quarter, both in dollars and as a percentage of the outstanding Farm & Ranch portfolio, with higher levels generally observed at the end of the first and third quarters and lower levels generally observed at the end of the second and fourth quarters of each year as a result of the annual (January 1st) and semi-annual (January 1st and July 1st) payment terms of most Farm & Ranch loans.

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

Core Earnings and Core Earnings Per Share

Core earnings and core earnings per share principally differ from net income attributable to common stockholders and earnings per common share, respectively, by excluding the effects of fair value fluctuations. These fluctuations are not expected to have a cumulative net impact on Farmer Mac's financial condition or results of operations reported in accordance with GAAP if the related financial instruments are held to maturity, as is expected. Among other items, these fair value fluctuations have included unrealized gains or losses on financial derivatives and hedging activities. Variation margin is exchanged between Farmer Mac and its counterparties on both its cleared and non-cleared derivatives portfolios. Prior to first quarter 2017, Farmer Mac accounted for variation margin as collateral and associated unrealized gains or losses on its centrally cleared derivative contracts. However, beginning in first quarter 2017, the variation margin amounts exchanged between Farmer Mac and its counterparties on cleared derivatives are considered as settlement rather than collateral as a result of a change in variation margin rules implemented by the Chicago Mercantile Exchange ("CME"), the central clearinghouse used by Farmer Mac. Specifically, effective January 3, 2017, CME began to deem the exchange of variation margin between derivatives counterparties as a partial settlement of each respective derivative contract rather than as collateral pledged by a counterparty. Accordingly, beginning in first quarter 2017, Farmer Mac presents its cleared derivatives portfolio net of variation margin payments on its consolidated balance sheets and recognizes realized gains or losses as a result of these payments on its consolidated statements of operations. In October 2017, the U.S. Commodity Futures Trading Commission ("CFTC") issued an interpretive letter to the CME confirming that, under the Commodity Exchange Act, the exchange of variation margin payments on cleared swap positions constitutes settlement of the outstanding exposure and not collateral against it and that CME rules must reflect this interpretation. However, the CFTC acknowledged the economic equivalence between the settlement of and the pledge of collateral against outstanding exposure under a derivatives contract, and Farmer Mac also believes that the economic character of these transactions remains the same as they were before the CME rule change. Even though these variation margin amounts are accounted for as realized gains or losses on financial derivatives and hedging activities as a result of the CME rule change and subsequent CFTC interpretation, this is not expected to have a cumulative net impact on Farmer Mac's financial condition or results of operations reported in accordance with GAAP because the related financial instruments are expected to be held to maturity. Therefore, since the beginning of first quarter 2017, Farmer Mac has excluded the effects of realized gains or losses resulting from the exchange of variation margin on its cleared derivatives portfolio in its calculations of core earnings and core earnings per share to present them on a consistent basis with quarters prior to 2017.

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

Results of Operations

Farmer Mac's net income attributable to common stockholders for the three months ended September 30, 2017 was $18.5 million ($1.71 per diluted common share), compared to $16.4 million ($1.54 per diluted common share) for the same period in 2016. For the nine months ended September 30, 2017, Farmer Mac's net income attributable to common stockholders was $54.6 million ($5.06 per diluted common share), compared to $38.7 million ($3.60 per diluted common share) for the same period in 2016. Farmer Mac's non-GAAP core earnings for the three months ended September 30, 2017 were $17.0 million ($1.57 per diluted common share), compared to $14.4 million ($1.36 per diluted common share) for the same period in 2016. Farmer Mac's non-GAAP core earnings for the nine months ended September 30, 2017 were $48.6 million ($4.50 per diluted common share), compared to $39.9 million ($3.71 per diluted common share) for the same period in 2016. For more information about the changes in net income attributable to common stockholders and core earnings, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Net Income and Core Earnings."

A reconciliation of Farmer Mac's net income attributable to common stockholders to core earnings and core earnings per share are presented in the following tables along with a breakdown of the composition of core earnings:

Table 1

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Three Months Ended
	September 30, 2017	September 30, 2016
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$18,487	$16,364
Less reconciling items:
Gains on financial derivatives and hedging activities due to fair value changes	2,737	1,460
Unrealized gains on trading securities	—	1,182
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(954)	(157)
Net effects of settlements on agency forward contracts	456	464
Income tax effect related to reconciling items	(784)	(1,032)
Sub-total	1,455	1,917
Core earnings	$17,032	$14,447

Composition of Core Earnings:
Revenues:
Net effective spread(1)	$36,227	$32,199
Guarantee and commitment fees(2)	4,935	4,533
Other(3)	429	(32)
Total revenues	41,591	36,700

Credit related expense (GAAP):
Provision for/(release of) losses	384	(31)
REO operating expenses	—	—
Gains on sale of REO	(32)	(15)
Total credit related (income)/expense	352	(46)

Operating expenses (GAAP):
Compensation and employee benefits	5,987	5,438
General and administrative	3,890	3,474
Regulatory fees	625	613
Total operating expenses	10,502	9,525

Net earnings	30,737	27,221
Income tax expense(4)	10,410	9,497
Net loss attributable to non-controlling interest (GAAP)	—	(18)
Preferred stock dividends (GAAP)	3,295	3,295
Core earnings	$17,032	$14,447

Core earnings per share:
Basic	$1.61	$1.38
Diluted	1.57	1.36
Weighted-average shares:
Basic	10,605	10,473
Diluted	10,815	10,649

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

(3)
Reflects reconciling adjustments for the reclassification to exclude expenses related to interest rate swaps not designated as hedges and fair value adjustments on financial derivatives and trading assets and a reconciling adjustment to exclude the recognition of deferred gains over the estimated lives of certain Farmer Mac Guaranteed Securities and USDA Securities. Third quarter 2017 includes $0.4 million of fees received upon the inception of swaps and $0.2 million of hedging losses, compared to no fees received and $0.7 million of hedging losses, respectively, in third quarter 2016.

(4)
Includes the tax impact of non-GAAP reconciling items between net income attributable to common stockholders and core earnings. Third quarter 2017 includes $0.3 million of tax benefits upon the vesting of restricted stock and the exercise of SARs under new accounting guidance for stock-based awards that became effective in first quarter 2017.

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Nine Months Ended
	September 30, 2017	September 30, 2016
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$54,590	$38,687
Less reconciling items:
Gains/(losses) on financial derivatives and hedging activities due to fair value changes	9,763	(3,605)
Unrealized (losses)/gains on trading securities	(84)	1,934
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(1,198)	(809)
Net effects of settlements on agency forward contracts	749	675
Income tax effect related to reconciling items	(3,231)	633
Sub-total	5,999	(1,172)
Core earnings	$48,591	$39,859

Composition of Core Earnings:
Revenues:
Net effective spread(1)	$104,703	$93,174
Guarantee and commitment fees(2)	15,194	14,012
Other(3)	1,293	(674)
Total revenues	121,190	106,512

Credit related expense (GAAP):
Provision for losses	1,294	490
REO operating expenses	23	39
Gains on sale of REO	(784)	(15)
Total credit related expense	533	514

Operating expenses (GAAP):
Compensation and employee benefits	18,986	16,823
General and administrative	11,611	10,757
Regulatory fees	1,875	1,838
Total operating expenses	32,472	29,418

Net earnings	88,185	76,580
Income tax expense(4)	29,873	26,897
Net loss attributable to non-controlling interest (GAAP)	(165)	(62)
Preferred stock dividends (GAAP)	9,886	9,886
Core earnings	$48,591	$39,859

Core earnings per share:
Basic	$4.59	$3.81
Diluted	4.50	3.71
Weighted-average shares:
Basic	10,586	10,464
Diluted	10,794	10,755

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

(3)
Reflects reconciling adjustments for the reclassification to exclude expenses related to interest rate swaps not designated as hedges and fair value adjustments on financial derivatives and trading assets and a reconciling adjustment to exclude the recognition of deferred gains over the estimated lives of certain Farmer Mac Guaranteed Securities and USDA Securities. The first nine months of 2017 includes $1.7 million of fees received upon the inception of swaps and $1.3 million of hedging losses, compared to $0.1 million of fees received and $2.3 million of hedging losses, respectively, in the first nine months of 2016.

(4)
Includes the tax impact of non-GAAP reconciling items between net income attributable to common stockholders and core earnings. The first nine months of 2017 includes $1.2 million of tax benefits upon the vesting of restricted stock and the exercise of SARs under new accounting guidance for stock-based awards that became effective in first quarter 2017.

Table 2

Reconciliation of GAAP Basic Earnings Per Share to Core Earnings Basic Earnings Per Share
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in thousands, except per share amounts)
GAAP - Basic EPS	$1.74	$1.56	$5.16	$3.70
Less reconciling items:
Gains/(losses) on financial derivatives and hedging activities due to fair value changes	0.26	0.14	0.92	(0.33)
Unrealized (losses)/gains on trading securities	—	0.11	(0.01)	0.18
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(0.09)	(0.01)	(0.11)	(0.08)
Net effects of settlements on agency forward contracts	0.04	0.04	0.07	0.06
Income tax effect related to reconciling items	(0.08)	(0.10)	(0.30)	0.06
Sub-total	0.13	0.18	0.57	(0.11)
Core Earnings - Basic EPS	$1.61	$1.38	$4.59	$3.81

Shares used in per share calculation (GAAP and Core Earnings)	10,605	10,473	10,586	10,464

Reconciliation of GAAP Diluted Earnings Per Share to Core Earnings Diluted Earnings Per Share
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in thousands, except per share amounts)
GAAP - Diluted EPS	$1.71	$1.54	$5.06	$3.60
Less reconciling items:
Gains/(losses) on financial derivatives and hedging activities due to fair value changes	0.26	0.14	0.91	(0.34)
Unrealized (losses)/gains on trading securities	—	0.11	(0.01)	0.18
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(0.09)	(0.01)	(0.11)	(0.07)
Net effects of settlements on agency forward contracts	0.04	0.04	0.07	0.06
Income tax effect related to reconciling items	(0.07)	(0.10)	(0.30)	0.06
Sub-total	0.14	0.18	0.56	(0.11)
Core Earnings - Diluted EPS	$1.57	$1.36	$4.50	$3.71

Shares used in per share calculation (GAAP and Core Earnings)	10,815	10,649	10,794	10,755

The four non-GAAP reconciling items between net income attributable to common stockholders and core earnings are:

1. Gains/(losses) on financial derivatives and hedging activities due to fair value changes. The table below calculates the non-GAAP reconciling item for gains/(losses) on financial derivatives and hedging activities due to fair value changes.

Table 3

Non-GAAP Reconciling Item for Gains/(Losses) on Financial Derivatives and Hedging Activities Due to Fair Value Changes
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in thousands)
Fair value hedges:
Gains/(losses) due to fair value changes (see Table 8)	$1,742	$726	$(716)	$5,716
No hedge designation:
Gains/(losses) due to fair value changes (see Table 8)	995	734	10,479	(9,321)
Gains/(losses) on financial derivatives and hedging activities due to fair value changes	$2,737	$1,460	$9,763	$(3,605)

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

Net Interest Income.  The following table provides information regarding interest-earning assets and funding for the nine months ended September 30, 2017 and 2016.  The average balance of non-accruing loans is included in the average balance of loans, Farmer Mac Guaranteed Securities, and USDA Securities presented, though the related income is accounted for on a cash basis.  Therefore, as the average balance of non-accruing loans and the income received increases or decreases, the net interest income and yield will fluctuate accordingly.  The average balance of loans in consolidated trusts with beneficial interests owned by third parties is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities.  The interest income and expense associated with these trusts are shown in the net effect of consolidated trusts.

Table 4

	For the Nine Months Ended
	September 30, 2017			September 30, 2016
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$2,746,902	$24,834	1.21%	$3,726,766	$20,235	0.72%
Loans, Farmer Mac Guaranteed Securities and USDA Securities(1)	12,496,888	231,852	2.47%	11,001,241	187,466	2.27%
Total interest-earning assets	15,243,790	256,686	2.25%	14,728,007	207,701	1.88%
Funding:
Notes payable due within one year	5,409,742	36,526	0.90%	7,481,541	27,380	0.49%
Notes payable due after one year(2)	9,205,917	108,359	1.57%	6,826,348	79,693	1.56%
Total interest-bearing liabilities(3)	14,615,659	144,885	1.32%	14,307,889	107,073	1.00%
Net non-interest-bearing funding	628,131	—		420,118	—
Total funding	15,243,790	144,885	1.27%	14,728,007	107,073	0.97%
Net interest income/yield prior to consolidation of certain trusts	15,243,790	111,801	0.98%	14,728,007	100,628	0.91%
Net effect of consolidated trusts(4)	1,211,419	4,563	0.50%	848,344	2,933	0.46%
Net interest income/yield	$16,455,209	$116,364	0.94%	$15,576,351	$103,561	0.89%

(1)	Excludes interest income of $32.5 million and $23.0 million in the first nine months of 2017 and 2016, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(2)	Includes current portion of long-term notes.

(3)	Excludes interest expense of $27.9 million and $20.0 million in the first nine months of 2017 and 2016, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(4)	Includes the effect of consolidated trusts with beneficial interests owned by third parties.

Net interest income was $116.4 million for the nine months ended September 30, 2017, compared to $103.6 million for the same period in 2016. The overall net interest yield was 0.94 percent for the nine months ended September 30, 2017, compared to 0.89 percent for the same period in 2016.

The $12.8 million increase in net interest income for the nine months ended September 30, 2017 compared to the same period in 2016 was driven by net growth in Farm & Ranch loans, AgVantage securities, and other business volume. Another factor contributing to the increase was the effect of an increase in short-term interest rates on assets and liabilities indexed to LIBOR due to the Federal Reserve's decision to raise the target range for the federal funds rate in December 2016, March 2017, and June 2017. This effect on net interest income occurred because interest expense used to calculate net interest income does not include all the funding expenses related to these assets, specifically the expense on financial derivatives not designated in hedge accounting relationships. This increase in short-term rates on assets and liabilities indexed to LIBOR did not have a similar effect on net effective spread because net effective spread includes interest expense from all funding related to those assets, including interest expense from financial derivatives not designated in hedge accounting relationships. Also contributing to the year-over-

year increase was an increase in the net effect of consolidated trusts resulting from an increase in securitization of Farm & Ranch loans throughout 2016 and the first nine months of 2017. Farmer Mac earns the difference between the interest income recognized on loans in consolidated trusts and the related interest expense recognized on debt securities of consolidated trusts held by third parties. The year-over-year increase in net interest income was offset in part by (1) an increase in net yield adjustments related to amortization of premiums on assets consolidated at fair value and (2) a decrease in the amount of cash basis interest income recognized on nonaccrual Farm & Ranch loans. Typically, interest income from Farm & Ranch loans on nonaccrual status is recognized when cash is received.

The 5 basis point increase in net interest yield for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily driven by a reduction in the average balance of lower-earning cash and cash equivalents and investment securities.

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

Table 5

	For the Nine Months Ended September 30, 2017 Compared to Same Period in 2016
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$10,921	$(6,322)	$4,599
Loans, Farmer Mac Guaranteed Securities and USDA Securities	17,532	26,854	44,386
Total	28,453	20,532	48,985
Expense from other interest-bearing liabilities	35,462	2,350	37,812
Change in net interest income prior to consolidation of certain trusts(1)	$(7,009)	$18,182	$11,173

(1)	Excludes the effect of debt in consolidated trusts with beneficial interests owned by third parties.

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

Table 6

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income/yield	$39,562	0.92%	$35,563	0.89%	$116,364	0.94%	$103,561	0.89%
Net effects of consolidated trusts	(1,621)	0.04%	(735)	0.04%	(4,563)	0.04%	(2,933)	0.02%
Expense related to undesignated financial derivatives	(2,675)	(0.07)%	(2,807)	(0.08)%	(8,317)	(0.07)%	(7,985)	(0.07)%
Amortization of premiums/discounts on assets consolidated at fair value	961	0.03%	178	0.01%	1,219	0.01%	531	—%
Net effective spread	$36,227	0.92%	$32,199	0.86%	$104,703	0.92%	$93,174	0.84%

Net effective spread was $36.2 million and $104.7 million for the three and nine months ended September 30, 2017 compared to $32.2 million and $93.2 million for the same periods in 2016, respectively. In percentage terms, net effective spread for both the three and nine months ended September 30, 2017 was 0.92 percent, compared to 0.86 percent and 0.84 percent for the same periods in 2016, respectively.

For the first nine months of 2017 compared to the same period in 2016, the $11.5 million increase in net effective spread in dollars was primarily attributable to (1) growth in AgVantage securities, Farm & Ranch loans, and other business volume, which increased net effective spread by approximately $10.3 million; and (2) changes in Farmer Mac's funding strategies and favorable LIBOR-based short-term funding costs for floating rate assets indexed to LIBOR, which added approximately $2.7 million. This increase was offset in part by a $1.4 million decrease in the amount of cash basis interest income recognized on nonaccrual Farm & Ranch loans. The 8 basis point year-over-year increase in net effective spread in percentage terms was primarily attributable to a significant reduction in the average balance of cash and cash equivalents and investment securities, which added approximately 5 basis points to net effective spread. Also contributing to the increase were the effects of the aforementioned changes in Farmer Mac's funding strategy and a favorable LIBOR-based funding market, which added approximately 3 basis points. This increase was offset in part by the effect of the refinancing of a $1.0 billion AgVantage security at an average spread that was less than the overall average net effective spread percentage, which reduced net effective spread by approximately 2 basis points.

See Note 9 to the consolidated financial statements for more information regarding net interest income and net effective spread from Farmer Mac's individual business segments. See "—Supplemental Information" for quarterly net effective spread by line of business.

Provision for and Release of Allowance for Loan Losses and Reserve for Losses. The following table summarizes the components of Farmer Mac's total allowance for losses for the three and nine months ended September 30, 2017 and 2016:

Table 7

	As of September 30, 2017			As of September 30, 2016
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
For the Three Months Ended:
Beginning Balance	$6,138	$1,966	$8,104	$4,893	$2,191	$7,084
Provision for losses	270	114	384	191	(222)	(31)
Charge-offs	—	—	—	(130)	—	(130)
Ending Balance	$6,408	$2,080	$8,488	$4,954	$1,969	$6,923

For the Nine Months Ended:
Beginning Balance	$5,415	$2,020	$7,435	$4,480	$2,083	$6,563
Provision for/(release of) losses	1,234	60	1,294	604	(114)	490
Charge-offs	(241)	—	(241)	(130)	—	(130)
Ending Balance	$6,408	$2,080	$8,488	$4,954	$1,969	$6,923

The increase in the provision to the allowance for loan losses recorded during the three and nine months ended September 30, 2017 as compared to the same time periods in 2016, was attributable to (1) an increase in the specific allowance for certain impaired on-balance sheet crop and permanent planting loans resulting from both an increase in the outstanding balance of such loans and downgrades in risk ratings on certain of those loans, and (2) an increase in the general allowance due to overall net volume growth in on-balance sheet Farm & Ranch loans. The increase in the provision was offset in part by a modest decline in loss rates used to estimate probable losses. The increase in the provision to the reserve for losses recorded during the three and nine months ended September 30, 2017 as compared to the same time periods in 2016, was primarily attributable to an increase in the general reserve due to downgrades in risk ratings on certain unimpaired Agricultural Storage and Processing loans underlying LTSPCs. The increase in the provision to the reserve for losses was offset in part by a net decrease in the balance of loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities. The charge-offs recorded during the first nine months of 2017 were primarily related to two impaired crop loans with one borrower that were foreclosed and transitioned to REO during first quarter 2017. Farmer Mac had previously recorded a specific allowance of $0.2 million on these impaired crop loans as of December 31, 2016. During second quarter 2017, Farmer Mac sold the related properties for $5.4 million and recognized a $0.8 million gain on sale of REO.

As of December 31, 2016, Farmer Mac's allowance for loan losses was $5.4 million and its reserve for losses was $2.0 million. See Note 5 to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs, were $3.3 million and $10.6 million for the three and nine months ended September 30, 2017, respectively, compared to $3.8 million and $11.1 million for the same periods in 2016, respectively. The decrease in guarantee and commitment fees for both the three and nine months ended September 30, 2017 compared to the same periods last year was attributable to the refinancing of a $1.0 billion AgVantage security with Metropolitan Life Insurance Company ("MetLife") in April 2017 into three new on-balance sheet AgVantage securities. Previously, $970.0 million of the $1.0 billion AgVantage security that matured in April 2017 had been sold to third parties and reported as off-balance sheet business volume in the Institutional Credit line of business on which Farmer Mac earned a guarantee fee. Also contributing to the decrease was a lower average outstanding balance of loans underlying LTSPCS. The decrease was offset in part by an increase in the average outstanding balance of off-balance sheet Farmer Mac Guaranteed USDA Securities and, for the nine months ended September 30, 2017, and an increase in the average outstanding balance of Rural Utilities loans underlying LTSPCs.

Gains/(losses) on Financial Derivatives and Hedging Activities.  The effect of unrealized and realized gains and losses on Farmer Mac's financial derivatives and hedging activities was net gains of $0.7 million and $2.5 million for the three and nine months ended September 30, 2017, respectively, compared to net losses of $1.6 million and $13.1 million for the same periods in 2016, respectively.

The components of gains and losses on financial derivatives and hedging activities for the three and nine months ended September 30, 2017 and 2016 are summarized in the following table:

Table 8

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in thousands)
Fair value hedges:
Gains/(losses) due to fair value changes:
Financial derivatives(1)	$1,576	$11,276	$(5,466)	$(30,062)
Hedged items	166	(10,550)	4,750	35,778
Gains/(losses) on fair value hedging activities	1,742	726	(716)	5,716
Cash flow hedges:
Loss recognized (ineffective portion)	(191)	(68)	(365)	(322)
Losses on cash flow hedges	(191)	(68)	(365)	(322)
No hedge designation:
Gains/(losses) due to fair value changes	995	734	10,479	(9,321)
Accrual of contractual payments	(2,484)	(2,739)	(7,952)	(7,663)
Gains/(losses) due to terminations or net settlements	599	(254)	1,084	(1,489)
Losses/(gains) on financial derivatives not designated in hedging relationships	(890)	(2,259)	3,611	(18,473)
Gains/(losses) on financial derivatives and hedging activities	$661	$(1,601)	$2,530	$(13,079)

(1)
Included in the assessment of hedge effectiveness as of September 30, 2017, but excluded from the amounts in the table, were losses of $1.6 million and gains of $0.7 million for the three and nine months ended September 30, 2017, attributable to the fair value of the swaps at the inception of the hedging relationship. Accordingly, the amounts recognized as hedge ineffectiveness for three and nine months ended September 30, 2017 were gains of $0.1 million and losses of zero, respectively. The comparable amounts as of September 30, 2016 were losses of $1.0 million and $4.2 million for the three and nine months ended September 30, 2016, attributable to the fair value of the swaps at the inception of the hedging relationship and, accordingly, gains of $0.2 million and $1.5 million for the three and nine months ended September 30, 2016, attributable to hedge ineffectiveness.

Changes in the fair values of Farmer Mac's open derivative positions for both designated and undesignated hedges are captured in the table above in gains/(losses) due to fair value changes and are primarily the result of fluctuations in long-term interest rates. For financial derivatives designated in fair value hedge accounting relationships, changes in the fair values of the hedged items attributable to the hedged risk are also included in the table above in gains/(losses) due to fair value changes. For financial derivatives designated in cash flow hedge accounting relationships, the ineffective portion of changes in fair value are included as losses on cash flow hedges. The accrual of periodic cash settlements for interest paid or received from Farmer Mac's interest rate swaps that are not designated in hedge accounting relationships is shown as expense related to financial derivatives.  Payments or receipts to terminate derivative positions or net cash settled forward sales contracts on the debt of other GSEs and U.S. Treasury futures that are not designated in hedge accounting relationships and fees received upon the inception of swaps are included in gains/(losses) due to terminations or net settlements. Fees that Farmer Mac receives upon the inception of swaps are offset dollar-for-dollar by the discount on the associated hedged debt. However, the swap fees are recognized immediately in Gains/(losses) on financial derivatives and hedging activities, whereas the offsetting discount on the hedged debt is amortized over the term of the debt as an adjustment to its yield. Thus, there is a timing difference between the recognition of the swap fees in Gains/(losses) on financial derivatives and hedging activities and the recognition of the discount in interest expense. There is also a presentation difference because the swap fees are included in Gains/(losses) on financial derivatives and hedging activities, whereas the amortization of the discount is included in interest expense. Additionally, the amount of swap fees varies depending upon the number of swaps initiated during a quarter.

Gains/(losses) on Trading Securities.  During the three and nine months ended September 30, 2017, Farmer Mac recorded unrealized losses on trading securities of zero and $0.1 million, respectively, compared to unrealized gains of $1.2 million and $1.9 million during the same periods in 2016, respectively. During the three and nine months ended September 30, 2017, all of the unrealized losses were related to financial assets that had been selected to be carried at fair value with the related changes in fair value included in earnings (i.e., the "fair value option"), compared to $0.4 million of unrealized losses and $0.2 million of unrealized gains under the fair value option for the same periods last year.

Gains on Sale of Real Estate Owned. During the three and nine months ended September 30, 2017, Farmer Mac realized net gains of $32,000 and $0.8 million, respectively, on sales of real estate owned properties compared to $15,000 for the same periods last year.

Other Income. Other income totaled $0.2 million and $0.9 million for the three and nine months ended September 30, 2017, respectively, compared to $0.7 million and $1.2 million for the same periods in 2016, respectively. Other income during the three and nine months ended September 30, 2017 included the recognition of zero and $0.4 million, respectively, of appraisal fees received by Farmer Mac's consolidated appraisal company subsidiary, AgVisory, compared to $0.3 million and $0.8 million for the same period last year. As of May 1, 2017, Farmer Mac transferred its entire 65% ownership interest in AgVisory back to the limited liability company in exchange for $5,000. Farmer Mac recognized a loss of approximately $0.1 million upon the transfer. Other income during the three and nine months ended September 30, 2017 included the recognition of $7,000 and $20,000 of losses previously deferred in accumulated other comprehensive income related to fair value changes of certain available-for-sale securities contributed to Farmer Mac II LLC in 2010 and other miscellaneous items, compared to the recognition of $0.1 million and $0.3 million, respectively, of previously deferred losses for the same periods in 2016.

Compensation and Employee Benefits.  Compensation and employee benefits were $6.0 million and $19.0 million, for the three and nine months ended September 30, 2017, respectively, compared to $5.4 million and $16.8 million, for the same periods in 2016, respectively. The year-over-year increase in compensation and employee benefits for both the three and nine months ended September 30, 2017 compared to the same periods last year was due primarily to an increase in staffing and related employee health insurance costs and benefits. The increase for the nine months ended September 30, 2017 compared to the same period in 2016 was also due to higher payouts of variable incentive compensation resulting from actual performance exceeding certain performance target amounts during second quarter 2017.

General and Administrative Expenses.  General and administrative expenses were $3.9 million and $11.6 million, for the three and nine months ended September 30, 2017, respectively, compared to $3.5 million and $10.8 million for the same periods in 2016, respectively. The increase in general and administrative expenses for both the three and nine months ended September 30, 2017 compared to the same periods last year was due primarily to higher expenses related to continued technology and business infrastructure investments and expenses related to business development efforts.

Regulatory Fees.  Regulatory fees, which consist of the fees paid to the Farm Credit Administration ("FCA"), an independent agency in the executive branch of the United States government that regulates Farmer Mac, were $0.6 million and $1.9 million for the three and nine months ended September 30, 2017, respectively, compared to $0.6 million and $1.8 million for the same periods in 2016, respectively. FCA advised Farmer Mac that its estimated fees for the federal fiscal year ending September 30, 2018 would remain at $2.5 million ($0.625 million per federal fiscal quarter), the same amount as compared to the prior federal fiscal year.  After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.

Income Tax Expense.  Income tax expense totaled $11.2 million and $33.1 million for the three and nine months ended September 30, 2017, respectively, compared to $10.5 million and $26.3 million for the same periods in 2016, respectively. The increase in income tax expense in the first nine months of 2017 compared to the same period last year was due to higher pre-tax income. Income tax expense for the three and nine months ended September 30, 2017 reflected $0.3 million and $1.2 million, respectively, of tax benefits associated with stock compensation activity that was subject to ASU 2016-09 accounting guidance, “Improvements to Employee Share-Based Payment Accounting,” adopted in first quarter 2017. The adoption of this guidance was also the primary reason why Farmer Mac's effective tax rate was lower than the statutory rate in the first nine months of 2017. More information about the adoption of ASU 2016-09 and the effect on Farmer Mac's financial position, results of operations, and cash flows is included in Note 1(d) to the consolidated financial statements.

Business Volume.  During third quarter 2017, Farmer Mac added $0.9 billion of new business volume, compared to $1.1 billion in third quarter 2016. Specifically, Farmer Mac:

•	purchased $298.3 million of newly originated Farm & Ranch loans;

•	purchased $291.0 million of AgVantage securities;

•	added $102.8 million of Farm & Ranch loans under LTSPCs;

•	purchased $90.2 million of USDA Securities;

•	purchased $70.0 million of Rural Utilities loans; and

•	issued $41.1 million of Farmer Mac Guaranteed USDA Securities.

Farmer Mac's outstanding business volume was $18.6 billion as of September 30, 2017, an increase of $385.4 million from June 30, 2017. The increase in Farmer Mac's outstanding business volume was driven by broad-based portfolio growth across most of Farmer Mac's products and lines of business, including Farm & Ranch loans, AgVantage securities, USDA Securities, and Rural Utilities loans.

The $190.4 million net increase in AgVantage securities for third quarter 2017 resulted from purchases of $225.0 million from Rabo AgriFinance LLC ("Rabo") and of $66.0 million from smaller institutional customers, including first-time transactions with two new counterparties. The purchases from Rabo resulted in net portfolio growth of $175.0 million and reflect the first time that Rabo has used Farmer Mac's AgVantage funding for its shorter-term (less than one year) funding needs. Farmer Mac grew its Farm & Ranch loan portfolio by $186.4 million during third quarter 2017, which was primarily driven by an increase in the average size of loans purchased, including several large loans with large borrowers. This growth outpaced the seasonally large amount of repayments that resulted from a July 1 payment date on most loans within the Farm & Ranch portfolio. The $61.9 million net increase in USDA Securities reflected an increase in USDA Securities securitized and sold to lenders in the form of Farmer Mac Guaranteed USDA Securities. Farmer Mac grew its Rural Utilities loan portfolio by $42.4 million, which was primarily due to the purchases of a few larger loans in competitive situations as a result of an improvement in Farmer Mac's pricing on these types of loans. For more information about potential growth opportunities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook" in this report.

The following table sets forth purchases of non-delinquent eligible loans, new loans added under LTSPCs, and new guarantees during the periods indicated in the Farm & Ranch, USDA Guarantees, and Rural Utilities lines of business, as well as purchases of AgVantage securities in the Institutional Credit line of business:

Table 9

New Business Volume – Farmer Mac Loan Purchases, Guarantees, LTSPCs, and AgVantage Securities
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in thousands)
Farm & Ranch:
Loans	$298,274	$282,690	$924,628	$722,331
LTSPCs	102,774	155,657	271,934	281,830
USDA Guarantees:
USDA Securities	90,229	87,335	298,539	293,286
Farmer Mac Guaranteed USDA Securities	41,069	31,866	133,121	58,628
Rural Utilities:
Loans	70,000	20,000	122,341	39,691
LTSPCs	—	—	—	421,404
Institutional Credit:
AgVantage Securities	290,995	528,234	2,149,159	1,851,698
Total purchases, guarantees, LTSPCs, and AgVantage Securities	$893,341	$1,105,782	$3,899,722	$3,668,868

New business volume for loans purchased within the Farm & Ranch line of business for the first nine months of 2017 was substantially greater than the same period in 2016. This was primarily due to an increase in borrower demand for long-term real estate financing, as farmers used equity in farmland assets to increase sources of operating capital, and an increase in the average size of loans purchased, including several large loans with large borrowers. New business volume for loans added under LTSPCs within the Farm & Ranch line of business for the first nine months of 2017 compared to the same period in 2016 reflected a modest decrease in demand among Farm Credit System institutions for the LTSPC product, which was offset in part by an increase in the average size of loans added under LTSPCs. The increase in new business volume in the USDA Guarantees line of business for the first nine months of 2017 compared to the same period in 2016 reflected an increase in lender usage of USDA guaranteed loan programs due to available federal funding for those programs. Loan purchase volume in the Rural Utilities line of business increased for the first nine months of 2017 compared to the same period in 2016 primarily as a result of an improvement in Farmer Mac's pricing for larger, more competitive loans to rural utilities borrowers and because the National Rural Utilities Cooperative Finance Corporation ("CFC"), Farmer Mac's only current rural utilities counterparty, is increasingly partnering with Farmer Mac in these more competitive situations. Changes in AgVantage securities volume are primarily driven by the generally larger transaction sizes for that product and the fluctuating funding and liquidity needs of Farmer Mac's customer network and scheduled maturity amounts. The volume of new AgVantage securities was higher for the first nine months of 2017 compared to the same period in 2016 primarily due to the scheduled maturities for those periods and related refinancing activity, as Farmer Mac refinanced $1.4 billion of maturing AgVantage securities during the first nine months of 2017 compared to $1.2 billion in the same period in 2016.

Based on market conditions, Farmer Mac either retains the loans it purchases or securitizes them and retains or sells Farmer Mac Guaranteed Securities backed by those loans.  The weighted-average age of the Farm & Ranch non-delinquent eligible loans purchased and retained (excluding the purchases of defaulted loans) during both third quarter 2017 and 2016 was less than one year. Of those loans, 73 percent and 82 percent had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 19.1 years and 18.2 years, respectively.

During third quarter 2017 and 2016, Farmer Mac securitized some of the Farm & Ranch loans it had purchased and sold the resulting Farmer Mac Guaranteed Securities in the amounts of $115.4 million and $147.1 million, respectively. Farmer Mac consolidates these loans and presents them as "Loans held for investment in consolidated trusts, at amortized cost" on the consolidated balance sheets. For the three and nine months ended September 30, 2017, $46.0 million and $102.5 million of Farmer Mac Guaranteed Securities were sold to Zions First National Bank, which is a related party to Farmer Mac compared to $81.9 million and $231.4 million of sales for the three and nine months ended September 30, 2016, respectively.

The following table sets forth information regarding the Farmer Mac Guaranteed Securities issued during the periods indicated:

Table 10

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in thousands)
Loans securitized and sold as Farm & Ranch Guaranteed Securities	$115,427	$147,060	$277,307	$402,841
Farmer Mac Guaranteed USDA Securities	41,069	31,866	127,164	54,528
AgVantage Securities	290,995	528,234	2,149,159	1,851,698
Total Farmer Mac Guaranteed Securities issuances	$447,491	$707,160	$2,553,630	$2,309,067

The following table sets forth information regarding outstanding volume in each of Farmer Mac's four lines of business as of the dates indicated:

Table 11

Lines of Business - Outstanding Business Volume
	As of September 30, 2017	As of December 31, 2016
	(in thousands)
On-balance sheet:
Farm & Ranch:
Loans	$2,739,681	$2,381,488
Loans held in trusts:
Beneficial interests owned by third party investors	1,329,212	1,132,966
USDA Guarantees:
USDA Securities	2,041,466	1,954,800
Farmer Mac Guaranteed USDA Securities	30,688	35,599
Rural Utilities:
Loans	1,066,482	999,512
Institutional Credit
AgVantage Securities(1)	7,588,628	6,004,472
Total on-balance sheet	$14,796,157	$12,508,837
Off-balance sheet:
Farm & Ranch:
LTSPCs	2,133,314	2,209,409
Guaranteed Securities	354,823	415,441
USDA Guarantees:
Farmer Mac Guaranteed USDA Securities	226,802	103,976
Rural Utilities:
LTSPCs(2)	819,963	878,598
Institutional Credit:
AgVantage Securities(1)	13,214	983,214
AgVantage Revolving Line of Credit Facility(3)	300,000	300,000
Total off-balance sheet	$3,848,116	$4,890,638
Total	$18,644,273	$17,399,475

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

(2)	As of both September 30, 2017 and December 31 2016, includes $20.0 million related to one-year loan purchase commitments on which Farmer Mac receives a nominal unused commitment fee.

(3)
During the first nine months of 2017, $100.0 million of this facility was drawn and subsequently repaid. As of December 31, 2016, this facility had not been utilized. Farmer Mac receives a fixed fee based on the full dollar amount of the facility. If the counterparty draws on the facility, the amounts drawn will be in the form of AgVantage securities, and Farmer Mac will earn interest income on those securities.

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities) and LTSPCs, USDA Securities, and Farmer Mac Guaranteed USDA Securities as of September 30, 2017:

Table 12

Schedule of Principal Amortization as of September 30, 2017
	Loans Held	Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed Securities and LTSPCs	USDA Securities and Farmer Mac Guaranteed USDA Securities	Total
	(in thousands)
2017	$52,237	$63,989	$24,298	$140,524
2018	227,870	674,722	102,322	1,004,914
2019	230,639	213,292	101,850	545,781
2020	221,131	201,904	102,904	525,939
2021	241,821	213,623	106,844	562,288
Thereafter	4,161,677	1,940,570	1,860,738	7,962,985
Total	$5,135,375	$3,308,100	$2,298,956	$10,742,431

Of the $18.6 billion outstanding principal balance of volume included in Farmer Mac's four lines of business as of September 30, 2017, $7.9 billion were AgVantage securities included in the Institutional Credit line of business.  Unlike business volume in the form of purchased loans, USDA Securities, and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, most AgVantage securities do not require periodic payments of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due. The following table summarizes by maturity date the outstanding principal amount of both on- and off-balance sheet AgVantage securities as of September 30, 2017:

Table 13

AgVantage Balances by Year of Maturity
As of
September 30, 2017
(in thousands)
2017	$220,337
2018(1)	2,309,582
2019	1,113,211
2020	1,147,851
2021	1,063,740
Thereafter(2)	2,047,121
Total	$7,901,842

(1)	Includes the expiration of the $300.0 million revolving floating rate AgVantage facility.

(2)	Includes various maturities ranging from 2022 to 2044.

The weighted-average remaining maturity of the outstanding AgVantage securities shown in the table above was 4.0 years as of September 30, 2017.

As part of fulfilling its guarantee obligations for Farm & Ranch Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90 days delinquent or in material non-monetary default at the time of purchase, out of the loan pools underlying those securities and LTSPCs, and records the purchased loans as such on its balance sheet.  The purchase price for a defaulted loan purchased out of a pool of loans backing Farm & Ranch Guaranteed Securities is the then-current outstanding principal balance of the loan plus accrued and unpaid interest.  The purchase price for a defaulted loan purchased under an LTSPC is the then-current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loan payable out of any future loan payments or liquidation proceeds as received.  The purchase price of a defaulted loan is not an indicator of the expected loss on that loan; many other factors affect expected loss, if any, on any loan so purchased. The delinquent loans purchased out of securitized pools during third quarter 2017 had a weighted-average age of 5 years. The delinquent loans purchased out of securitized pools and LTSPCs during third quarter 2016 had a weighted-average age of 9 years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

The following table presents Farmer Mac's purchases of defaulted loans underlying Farm & Ranch Guaranteed Securities and LTSPCs for the periods indicated:

Table 14

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in thousands)
Defaulted loans purchased underlying Farm & Ranch Guaranteed Securities owned by third party investors	$3,043	$250	$3,147	$398
Defaulted loans purchased underlying LTSPCs	—	852	311	2,118
Total loan purchases	$3,043	$1,102	$3,458	$2,516

Outlook

Farmer Mac continues to provide a stable source of liquidity, capital, and risk management tools as the secondary market that helps meet the financing needs of rural America. While the pace of Farmer Mac's growth will depend on the capital and liquidity needs of the participants in the rural financing business, Farmer Mac foresees opportunities for continued growth across all four of its lines of business, driven by several key factors:

•
As agricultural and rural utilities lenders face increased equity capital requirements under regulatory frameworks or rating agency requirements, or seek to reduce exposure due to lending limits or concentration limits, Farmer Mac can provide relief for those institutions through loan purchases, guarantees, or LTSPCs.

•
While lending opportunities in the rural utilities industry generally remain moderate, Farmer Mac believes there is opportunity for growth among larger rural utilities borrowers because CFC, the only lender that currently participates in Farmer Mac's Rural Utilities line of business, increasingly partners with Farmer Mac to provide competitive pricing for transactions with these borrowers. Farmer Mac also believes that there are growth opportunities within its Institutional Credit line of business because it provides a competitive source of debt funding for CFC.

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

Agricultural export demand also depends significantly on exchange rates. A strengthening U.S. dollar relative to other worldwide currencies causes American agricultural commodities to be less competitive globally, thereby diminishing their global demand and driving down producer profits. Conversely, a weakening U.S. dollar reduces the cost of American agricultural commodities worldwide, causing them to be more competitive in global markets. The U.S. dollar has weakened by more than 8 percent during the first three quarters of 2017 as measured by the U.S. Dollar Index, which has recently enhanced the competitiveness of U.S. agricultural exports. However, a slowdown in global economic growth or changes in trade policies could adversely affect the demand for certain U.S. agricultural exports, which may result in some producers receiving lower commodity prices.

Net cash income, as reported by the USDA and one of its benchmark measures of economic activity in the agricultural industry, has declined significantly since reaching a cyclical peak in 2013. However, changes in farm income levels are largely localized and depend on producer region and commodity production type. The USDA projects that net cash income levels in the aggregate will rise in 2017 due to higher commodity quantities sold and stabilizing commodity prices. Farmland values have weakened slightly in the Midwest region, where producers are most exposed to changes in the grain markets. In this region, data released by the USDA indicates a decline in farmland values of between 0.5 percent and 1.8 percent in 2017. In all other regions, farmland values appear to be flat to increasing. For example, data released by the USDA indicates that Pacific state land values increased an average of 8.7 percent in 2017.

In recent years, the 90-day delinquencies and credit losses in Farmer Mac's portfolio have remained low compared to their historical averages. However, some indications of stress have emerged, as the volume of Farmer Mac's substandard assets have sequentially increased since second quarter 2016 and 90-day delinquencies have generally increased since third quarter 2016. Both of these measures have increased compared to the historically favorable levels observed in recent years. To date, the increases in these two measures have not yet translated into rising credit losses. Farmer Mac believes that any losses associated with the current agricultural credit cycle will be moderated by the strength and diversity of its portfolio, which Farmer Mac believes is adequately collateralized. Farmer Mac believes that its portfolio remains sufficiently diversified, both geographically and by commodity, and that its portfolio has been underwritten to high credit quality standards. Accordingly, Farmer Mac believes that its portfolio is well-positioned to endure reasonably foreseeable volatility in farmland values and commodity prices. Farmer Mac also continues to closely monitor sector profitability, economic and weather conditions, and agricultural land value and geographic trends to tailor underwriting practices to changing conditions. Although severe weather events and natural disasters may damage a borrower’s property used in agricultural production, that damage may not negatively affect a borrower’s ability to repay its obligations due to risk mitigating payments available in many cases from property and casualty insurance, crop insurance, and government disaster relief. Based on an analysis of Farmer Mac’s portfolio in relation to the Hurricane Harvey disaster area in Texas, the path of Hurricane Irma in Florida, and the area of the recent California wild fires, Farmer Mac has determined that its potential exposure to these events is not material. Farmer Mac is not aware of any loans in its portfolio that are currently experiencing distress due to these events and believes that these events are not likely to have a material impact on the quality or performance of Farmer Mac’s loan portfolio. For more information about the loan balances, loan-to-value ratios, 90-day delinquencies, and substandard asset rate for the Farm & Ranch loans in Farmer Mac's portfolio as of September 30, 2017, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

Farmer Mac continues to monitor the establishment and evolution of legislation and regulations, as well as the status of various international trade agreements and partnerships, that could affect farmers, ranchers, rural lenders, and rural America in general.  As the Trump administration and the U.S. Congress begin their review of existing regulations and the promotion of new legislative or regulatory proposals and policies, Farmer Mac will monitor the effects that any changes in legislation or regulation could have on Farmer Mac or its customers.

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

Rural Utilities Industry. Demand for capital within the rural utilities industry generally remains moderate, which has resulted in an ongoing high level of competition between rural utilities cooperative lenders that could suppress loan growth opportunities for those lenders, including lenders that participate in Farmer Mac's Rural Utilities line of business. Although competitive pressures remain within the rural utilities lending industry, Farmer Mac believes there is opportunity for growth among larger rural utilities borrowers because CFC increasingly partners with Farmer Mac to provide competitive pricing for transactions with these borrowers. Farmer Mac also believes there are growth opportunities within its Institutional Credit line of business because the wholesale funding rates that Farmer Mac provides may be highly competitive compared to other available sources of debt funding for rural utilities cooperative lenders.

Balance Sheet Review

Assets.  Farmer Mac's total assets as of September 30, 2017 were $17.7 billion, compared to $15.6 billion as of December 31, 2016.  The increase in total assets was primarily attributable to an increase in total Farmer Mac Guaranteed Securities and total loans, net of allowance.

As of September 30, 2017, Farmer Mac had $0.4 billion of cash and cash equivalents and $2.2 billion of investment securities compared to $0.3 billion of cash and cash equivalents and $2.5 billion of investment securities. As of September 30, 2017, Farmer Mac had $7.6 billion of Farmer Mac Guaranteed Securities, $5.1 billion of loans, net of allowance, and $2.1 billion of USDA Securities. This compares to $6.0 billion of Farmer Mac Guaranteed Securities, $4.5 billion of loans, net of allowance, and $2.0 billion of USDA Securities as of December 31, 2016.

Liabilities.  Farmer Mac's total liabilities were $17.0 billion as of September 30, 2017, compared to $15.0 billion as of December 31, 2016.  The increase in total liabilities was primarily attributable to an increase in total notes payable.

Equity.  As of September 30, 2017, Farmer Mac had total equity of $694.2 million, which is comprised entirely of stockholders' equity.  As of December 31, 2016, Farmer Mac had total equity of $643.6 million, comprised of stockholders' equity of $643.4 million and non-controlling interest of $0.2 million. As of May 1, 2017, Farmer Mac transferred its entire 65% ownership interest in AgVisory back to the limited liability company as a company redemption in exchange for $5,000. Farmer Mac recognized a loss of approximately $0.1 million, after-tax, upon the transfer. The increase in total equity during the first nine months of 2017 was a result of an increase in retained earnings and accumulated other comprehensive income. The increase in accumulated other comprehensive income was due to increases in fair value on certain floating-rate AgVantage securities.

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

Farmer Mac's direct credit exposure to Farm & Ranch loans held and loans underlying Farm & Ranch Guaranteed Securities and LTSPCs as of September 30, 2017 was $6.6 billion across 48 states. Farmer Mac has established underwriting, collateral valuation, and documentation standards for agricultural real estate mortgage loans and believes that these standards mitigate the risk of loss from borrower defaults and provide guidance about the management, administration, and conduct of underwriting and appraisals to all participating and potential lenders.  These standards were developed based on industry practices for agricultural real estate mortgage loans and are designed to assess the creditworthiness of the borrower, as well as the value of the collateral securing the loan.  Farmer Mac evaluates and adjusts these standards on an ongoing basis based on current and anticipated market conditions.  For more information about Farmer Mac's underwriting and collateral valuation standards for Farm & Ranch loans, see "Business—Farmer Mac's Lines of Business—Farm & Ranch—Underwriting and Collateral Valuation (Appraisal) Standards" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 9, 2017.

Farmer Mac's direct credit exposure to Rural Utilities loans held and loans underlying LTSPCs as of September 30, 2017 was $1.9 billion across 39 states, of which $1.5 billion were loans to electric distribution cooperatives and $0.4 billion were loans to generation and transmission ("G&T") cooperatives. Farmer Mac has developed different underwriting standards for rural utilities loans that depend on whether direct or indirect credit exposure is assumed on a loan and whether the borrower is an electric distribution cooperative or a G&T cooperative. See "Business—Farmer Mac's Lines of Business—Rural Utilities—Underwriting" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 9, 2017. As of September 30, 2017, there were no delinquencies in Farmer Mac's portfolio of Rural Utilities loans, and Farmer Mac has not experienced any credit losses on Rural Utilities loans since Congress authorized Farmer Mac's Rural Utilities line of business in 2008. Based on this performance, Farmer Mac excludes the loans in the Rural Utilities line of business from the credit risk metrics it discloses.

Farmer Mac has indirect credit exposure to the Farm & Ranch loans and Rural Utilities loans that secure AgVantage securities included in the Institutional Credit line of business. Farmer Mac's AgVantage securities are general obligations of institutions approved by Farmer Mac and are secured by current loans in an amount at least equal to the outstanding principal amount of the related security. Accordingly, Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because Farmer Mac has only indirect credit risk on those loans and because of the other characteristics of AgVantage securities that mitigate credit risk. Those characteristics include a general obligation of an issuing institution approved by Farmer Mac, the required collateralization level for the securities, the requirement for delinquent loans to be removed from the pool of pledged loans and replaced with current eligible loans, and in some cases, the requirement for the counterparty to comply with specified financial covenants for the life of the related AgVantage security. As of September 30, 2017, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Institutional" for more information about Farmer Mac's credit risk on AgVantage securities.

The credit exposure of Farmer Mac and Farmer Mac II LLC on USDA Securities, including those underlying Farmer Mac Guaranteed USDA Securities, is covered by the full faith and credit of the United States.  Therefore, Farmer Mac believes that Farmer Mac and Farmer Mac II LLC have little or no credit risk exposure in the USDA Guarantees line of business because of the USDA guarantee.  As of September 30, 2017, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any business under the USDA Guarantees line of business, and neither expects to incur any such losses in the future.

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

Loan-to-value ratios depend upon the market value of a property, as determined in accordance with Farmer Mac's collateral valuation standards.  As of September 30, 2017 and December 31, 2016, the average unpaid loan balance for loans outstanding in the Farm & Ranch line of business was $642,000 and $611,000, respectively. The original loan-to-value ratio is based on the original appraised value that has not been indexed to provide a current market value or reflect amortization of loans. As of second quarter 2017, Farmer Mac revised its calculation of the original loan-to-value ratio of a loan to combine for any cross-collateralized loans: (1) the original loan principal balance amounts in the numerator; and (2) the original appraised property values in the denominator. In previous periods, the ratio was calculated on a loan-by-loan basis without considering the effects of any cross-collateralization. Prior period ratios of original loan-to-value have been recalculated to conform to this revised calculation. The weighted-average original loan-to-value ratio for Farm & Ranch loans purchased during third quarter 2017 was 52 percent, compared to 46 percent for loans purchased during third quarter 2016. The weighted-average original loan-to-value ratio for all Farm & Ranch loans held and all loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs was approximately 51 percent as of both September 30, 2017 and December 31, 2016. The weighted-average original loan-to-value ratio for all 90-day delinquencies was 50 percent and 55 percent, respectively, as of September 30, 2017 and December 31, 2016.

The weighted-average current loan-to-value ratio, which is the loan-to-value ratio based on original appraised value but which reflects loan amortization since purchase, for Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs was approximately 44 percent as of both September 30, 2017 and December 31, 2016.

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

The following table summarizes the changes in the components of Farmer Mac's total allowance for losses for the three and nine months ended September 30, 2017 and 2016:

Table 15

	As of September 30, 2017			As of September 30, 2016
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
For the Three Months Ended:
Beginning Balance	$6,138	$1,966	$8,104	$4,893	$2,191	$7,084
Provision for/(release of) losses	270	114	384	191	(222)	(31)
Charge-offs	—	—	—	(130)	—	(130)
Ending Balance	$6,408	$2,080	$8,488	$4,954	$1,969	$6,923

For the Nine Months Ended:
Beginning Balance	$5,415	$2,020	$7,435	$4,480	$2,083	$6,563
Provision for/(release of) losses	1,234	60	1,294	604	(114)	490
Charge-offs	(241)	—	(241)	(130)	—	(130)
Ending Balance	$6,408	$2,080	$8,488	$4,954	$1,969	$6,923

Activity affecting the allowance for loan losses and reserve for losses is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Provision for and Release of Allowance for Loan Losses and Reserve for Losses." As of September 30, 2017, Farmer Mac's total allowance for losses totaled $8.5 million, or 0.13 percent of the outstanding principal balance of Farm & Ranch loans held for investment and loans underlying LTSPCs and off-

balance sheet Farm & Ranch Guaranteed Securities, compared to $7.4 million, or 0.12 percent, as of December 31, 2016.

As of September 30, 2017, Farmer Mac individually evaluated $24.3 million of the $147.6 million of recorded investment in impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations, or discounted values. For the remaining $123.3 million of impaired assets for which updated valuations were not available, Farmer Mac evaluated them in the aggregate in consideration of their similar risk characteristics and historical statistics. Farmer Mac recorded specific allowances of $2.9 million for undercollateralized assets as of September 30, 2017. Farmer Mac's general allowances were $5.6 million as of September 30, 2017.

The charge-offs recorded during the first nine months of 2017 were primarily related to two impaired crop loans, with one borrower, that were foreclosed and transitioned to REO during first quarter 2017. Farmer Mac had previously recorded a specific allowance of $0.2 million on these impaired crop loans as of December 31, 2016. In second quarter 2017, Farmer Mac sold the related properties for $5.4 million and recognized a $0.8 million gain on the sale of the REO.

Farmer Mac's 90-day delinquency measure includes loans 90 days or more past due, as well as loans in foreclosure and non-performing loans where the borrower is in bankruptcy. As of September 30, 2017, Farmer Mac's 90-day delinquencies were $66.4 million (1.01 percent of the Farm & Ranch portfolio), compared to $21.0 million (0.34 percent of the Farm & Ranch portfolio) as of December 31, 2016 and $18.4 million (0.31 percent of the Farm & Ranch portfolio) as of September 30, 2016. Those 90-day delinquencies were comprised of 68 delinquent loans as of September 30, 2017, compared with 38 delinquent loans as of December 31, 2016 and 50 delinquent loans as of September 30, 2016. As of September 30, 2017, the increase in 90-day delinquencies, as compared to as of December 31, 2016, is primarily attributable to several larger loans and certain crop and permanent planting loans mostly due to factors specific to the borrower and not related to macroeconomic factors in the agricultural economy. In particular, $15.3 million in permanent planting loans to a single borrower became delinquent in first quarter 2017 and accounts for one-third of the year-to-date increase in 90-day delinquencies. Farmer Mac believes it is adequately collateralized on this exposure. The increase is also consistent with the seasonal pattern of Farmer Mac's 90-day delinquencies fluctuating from quarter to quarter, both in dollars and as a percentage of the outstanding Farm & Ranch portfolio, with higher levels generally observed at the end of the first and third quarters and lower levels generally observed at the end of the second and fourth quarters of each year as a result of the annual (January 1st) and semi-annual (January 1st and July 1st) payment terms of most Farm & Ranch loans. Farmer Mac believes that it remains adequately collateralized on these loans. As Farmer Mac has expected, its 90-day delinquency rate has reverted to, and is in line with, its fifteen-year historical average rate of approximately one percent of the Farm & Ranch portfolio. Although the vast majority of the year-to-date increase in 90-day delinquencies is due to borrower-specific factors, other factors such as macroeconomic trends and the cyclical nature of the agricultural economy could contribute to an increase in 90-day delinquencies in the future. The highest 90-day delinquency rate observed in the Farm & Ranch portfolio during the preceding fifteen-year period occurred in 2009 at approximately two percent, which coincided with increased delinquencies in loans within Farmer Mac's then-held ethanol portfolio that Farmer Mac no longer holds.

The following table presents historical information regarding Farmer Mac's 90-day delinquencies in the Farm & Ranch line of business compared to the principal balance of all Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs:

Table 16

	Farm & Ranch Line of Business	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
September 30, 2017	$6,557,030	$66,381	1.01%
June 30, 2017	6,426,518	41,901	0.65%
March 31, 2017	6,240,467	50,807	0.81%
December 31, 2016	6,139,304	21,038	0.34%
September 30, 2016	6,004,728	18,377	0.31%
June 30, 2016	5,830,533	22,093	0.38%
March 31, 2016	5,713,789	34,680	0.61%
December 31, 2015	5,725,299	32,136	0.56%
September 30, 2015	5,504,030	36,669	0.67%

When analyzing the overall risk profile of its lines of business, Farmer Mac takes into account more than the Farm & Ranch loan delinquency percentages provided above. The lines of business also include AgVantage securities and Rural Utilities loans held and underlying LTSPCs, neither of which have any delinquencies, and USDA Securities, which are backed by the full faith and credit of the United States. Across all of Farmer Mac's lines of business, 90-day delinquencies represented 0.36 percent of total outstanding business volume as of September 30, 2017, compared to 0.12 percent as of December 31, 2016 and 0.11 percent as of September 30, 2016.

The following table presents outstanding Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities and 90-day delinquencies as of September 30, 2017 by year of origination, geographic region, commodity/collateral type, original loan-to-value ratio, and range in the size of borrower exposure:

Table 17

Farm & Ranch 90-Day Delinquencies as of September 30, 2017
	Distribution of Farm & Ranch Line of Business	Farm & Ranch Line of Business	90-Day Delinquencies(1)		Percentage
	(dollars in thousands)
By year of origination:
2007 and prior	12%	$789,189	$8,810		1.12%
2008	2%	171,541	552		0.32%
2009	2%	108,320	864		0.80%
2010	3%	181,434	3,485		1.92%
2011	4%	251,269	1,226		0.49%
2012	9%	582,502	1,573		0.27%
2013	13%	847,661	2,011		0.24%
2014	10%	653,536	22,561	(2)	3.45%
2015	13%	839,215	13,938	(3)	1.66%
2016	17%	1,151,290	9,869		0.86%
2017	15%	981,073	1,492		0.15%
Total	100%	$6,557,030	$66,381		1.01%
By geographic region(4):
Northwest	11%	$723,616	$7,802		1.08%
Southwest	29%	1,917,692	9,284		0.48%
Mid-North	34%	2,205,750	10,462		0.47%
Mid-South	14%	899,293	16,075		1.79%
Northeast	4%	290,655	1,522		0.52%
Southeast	8%	520,024	21,236		4.08%
Total	100%	$6,557,030	$66,381		1.01%
By commodity/collateral type:
Crops	55%	$3,593,716	$32,275		0.90%
Permanent plantings	18%	1,184,221	22,330		1.89%
Livestock	20%	1,309,743	7,367		0.56%
Part-time farm	6%	407,708	3,766		0.92%
Ag. Storage and Processing	1%	48,068	—		—%
Other	—	13,574	643		4.74%
Total	100%	$6,557,030	$66,381		1.01%
By original loan-to-value ratio(5):
0.00% to 40.00%	19%	$1,274,050	$9,762		0.77%
40.01% to 50.00%	25%	1,622,767	19,037		1.17%
50.01% to 60.00%	35%	2,268,852	31,627		1.39%
60.01% to 70.00%	17%	1,130,748	5,236		0.46%
70.01% to 80.00%(6)	4%	233,963	719		0.31%
80.01% to 90.00%(6)	—%	26,650	—		—%
Total	100%	$6,557,030	$66,381		1.01%
By size of borrower exposure(7):
Less than $1,000,000	35%	$2,297,648	$13,282		0.58%
$1,000,000 to $4,999,999	38%	2,500,101	27,999		1.12%
$5,000,000 to $9,999,999	12%	815,411	9,815	(3)	1.20%
$10,000,000 to $24,999,999	9%	568,471	15,285	(2)	2.69%
$25,000,000 to $50,000,000	6%	375,399	—		—%
Total	100%	$6,557,030	$66,381		1.01%

(1)
Includes loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, or in bankruptcy with at least one missed payment, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

(2)
Includes $15.3 million of permanent planting loans with one borrower located in the Southeast who became 90-days delinquent during first quarter 2017. The original combined loan-to-value ratio of these two permanent planting loans was between 50.01% to 60.00%.

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

(5)
As of second quarter 2017, Farmer Mac revised its calculation of the original loan-to-value ratio of a loan to combine for any cross-collateralized loans: (i) the original loan principal balance amounts in the numerator; and (ii) the original appraised property values in the denominator. In previous periods, the ratio was calculated on a loan-by-loan basis without considering the effects of any cross-collateralization. Prior period information has been reclassified to conform to the current period calculation and presentation.

(6)	Primarily part-time farm loans. Loans with an original loan-to-value ratio of greater than 80% are required to have private mortgage insurance.

(7)	Includes multiple loans to the same borrower or borrower-related entities.

Another indicator that Farmer Mac considers in analyzing the credit quality of its Farm & Ranch portfolio is the level of internally-rated "substandard" assets, both in dollars and as a percentage of the outstanding Farm & Ranch portfolio. Assets categorized as "substandard" have a well-defined weakness or weaknesses, and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected. As of September 30, 2017, Farmer Mac's substandard assets were $219.6 million (3.3 percent of the Farm & Ranch portfolio), compared to $165.2 million (2.7 percent of the Farm & Ranch portfolio) as of December 31, 2016. Those substandard assets were comprised of 298 loans as of September 30, 2017 and 287 loans as of December 31, 2016. The $54.4 million increase from year-end 2016 was primarily driven by credit downgrades in on-balance sheet loans. The new substandard asset volume from year-end 2016 includes several large exposures and also represents a relatively diverse set of commodities. Subsequent to September 30, 2017, $8.2 million in on-balance sheet loans considered to be substandard were paid off in full at par. Farmer Mac expects that over time its substandard asset rate will eventually revert closer to, and possibly exceed, Farmer Mac's historical average due to macroeconomic factors and the cyclical nature of the agricultural economy. Farmer Mac's average substandard assets as a percentage of its Farm & Ranch portfolio over the last 15 years is approximately 4 percent. The highest substandard asset rate observed during that period occurred in 2010 at approximately 8 percent, which coincided with an increase in substandard loans within Farmer Mac's then-held ethanol portfolio that Farmer Mac no longer holds. If Farmer Mac's substandard asset rate continues to increase from current levels, it is likely that Farmer Mac's provision to the allowance for loan losses and the reserve for losses will also increase.

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

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Farm & Ranch loans purchased and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities as of September 30, 2017 by year of origination, geographic region, and commodity/collateral type.  The purpose of this information is to present information regarding losses relative to original Farm & Ranch purchases, guarantees, and commitments.

Table 18

Farm & Ranch Credit Losses Relative to Cumulative
Original Loans, Guarantees, and LTSPCs as of September 30, 2017
	Cumulative Original Loans, Guarantees and LTSPCs	Cumulative Net Credit Losses/(Recoveries)	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
2007 and prior	$13,305,693	$26,012	0.20%
2008	813,551	3,400	0.42%
2009	548,060	1,508	0.28%
2010	654,343	5	—%
2011	762,881	3,661	0.48%
2012	1,127,622	—	—%
2013	1,392,208	—	—%
2014	927,856	—	—%
2015	1,033,860	(540)	(0.05)%
2016	1,307,740	—	—%
2017	1,042,619	—	—%
Total	$22,916,433	$34,046	0.15%
By geographic region(1):
Northwest	$3,053,678	$11,221	0.37%
Southwest	7,872,878	9,101	0.12%
Mid-North	5,868,873	12,830	0.22%
Mid-South	2,754,813	(211)	(0.01)%
Northeast	1,374,499	169	0.01%
Southeast	1,991,692	936	0.05%
Total	$22,916,433	$34,046	0.15%
By commodity/collateral type:
Crops	$10,570,840	$3,822	0.04%
Permanent plantings	4,692,278	9,332	0.20%
Livestock	5,521,760	3,877	0.07%
Part-time farm	1,304,350	1,342	0.10%
Ag. Storage and Processing	671,873	15,673	2.33%
Other	155,332	—	—%
Total	$22,916,433	$34,046	0.15%

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

The following tables present concentrations of Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities by commodity type within geographic region and cumulative credit losses by origination year and commodity type:

Table 19

	As of September 30, 2017
	Farm & Ranch Concentrations by Commodity Type within Geographic Region
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(dollars in thousands)
By geographic region(1):
Northwest	$344,689	$104,660	$218,667	$55,349	$—	$251	$723,616
	5.3%	1.6%	3.3%	0.8%	—%	—%	11.0%
Southwest	507,839	890,994	426,043	71,247	12,515	9,054	1,917,692
	7.7%	13.6%	6.5%	1.1%	0.2%	0.1%	29.2%
Mid-North	1,874,780	17,538	191,418	104,076	14,481	3,457	2,205,750
	28.6%	0.3%	2.9%	1.7%	0.2%	0.1%	33.8%
Mid-South	556,227	20,110	266,986	49,001	6,442	527	899,293
	8.5%	0.3%	4.1%	0.7%	0.1%	—%	13.7%
Northeast	131,277	28,681	51,190	74,332	5,175	—	290,655
	2.0%	0.4%	0.8%	1.1%	0.1%	—%	4.4%
Southeast	178,904	122,238	155,439	53,703	9,455	285	520,024
	2.7%	1.9%	2.4%	0.8%	0.1%	—%	7.9%
Total	$3,593,716	$1,184,221	$1,309,743	$407,708	$48,068	$13,574	$6,557,030
	54.8%	18.1%	20.0%	6.2%	0.7%	0.2%	100.0%

(1)
Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Table 20

	As of September 30, 2017
	Farm & Ranch Cumulative Credit Losses by Origination Year and Commodity Type
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Total
	(in thousands)
By year of origination:
2007 and Prior	$1,638	$9,184	$3,803	$1,189	$10,198	$26,012
2008	2,626	—	—	153	621	3,400
2009	98	148	69	—	1,193	1,508
2010	—	—	5	—	—	5
2011	—	—	—	—	3,661	3,661
2012	—	—	—	—	—	—
2013	—	—	—	—	—	—
2014	—	—	—	—	—	—
2015	(540)	—	—	—	—	(540)
2016	—	—	—	—	—	—
2017	—	—	—	—	—	—
Total	$3,822	$9,332	$3,877	$1,342	$15,673	$34,046

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

Farmer Mac requires approved lenders to make representations and warranties regarding the conformity of eligible agricultural mortgage and rural utilities loans to Farmer Mac's standards, the accuracy of loan data provided to Farmer Mac, and other requirements related to the loans.  Sellers are responsible to Farmer Mac for breaches of those representations and warranties, and Farmer Mac has the ability to require a seller to cure, replace, or repurchase a loan sold or transferred to Farmer Mac if any breach of a representation or warranty is discovered that was material to Farmer Mac's decision to purchase the loan or that directly or indirectly causes a default or potential loss on a loan sold or transferred by the seller to Farmer Mac. During third quarter 2017, Farmer Mac did not require any seller to cure or repurchase a loan purchased by Farmer Mac for breach of a representation or warranty. During the previous three years ended September 30, 2017, Farmer Mac had required one seller to repurchase a total of two loans aggregating $0.8 million for breaches of representations and warranties made about those two loans, both of which repurchases occurred during first quarter 2016. In addition to relying on the representations and warranties of lenders, Farmer Mac also underwrites all of the agricultural real estate mortgage loans (other than rural housing and part-time farm mortgage loans) and rural utilities loans that it holds in its portfolio. For rural housing and part-time farm mortgage loans, Farmer Mac relies on representations and warranties from the seller that those loans conform to Farmer Mac's specified underwriting criteria without exception. For more information about Farmer Mac's loan eligibility requirements, see "Business—Farmer Mac's Lines of Business—Farm & Ranch—Loan Eligibility" and "Business—Farmer Mac's Lines of Business—Rural Utilities—Loan Eligibility" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 9, 2017.

Under contracts with Farmer Mac and in consideration for servicing fees, Farmer Mac-approved central servicers service loans in accordance with Farmer Mac's requirements.  Central servicers are responsible to Farmer Mac for serious errors in the servicing of those loans.  If a central servicer materially breaches the terms of its servicing agreement with Farmer Mac, such as failing to forward payments received or releasing collateral without Farmer Mac's consent, or experiences insolvency or bankruptcy, Farmer Mac has the right to terminate the servicing relationship for a particular loan or the entire portfolio serviced by the central servicer. In addition, Farmer Mac can proceed against the central servicer in arbitration or exercise any remedies available to it under law. During the previous three years ended September 30, 2017, Farmer Mac had not exercised any remedies or taken any formal action against any central servicers. For more information about Farmer Mac's servicing requirements, see "Business—Farmer Mac's Lines of Business—Farm & Ranch—Servicing" and "Business—Farmer Mac's Lines of Business—Rural Utilities—Servicing" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 9, 2017.

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

The unpaid principal balance of outstanding on-balance sheet AgVantage securities secured by loans eligible for the Farm & Ranch line of business totaled $5.1 billion as of September 30, 2017 and $3.7 billion as of December 31, 2016. The unpaid principal balance of on-balance sheet AgVantage securities secured by loans eligible for the Rural Utilities line of business totaled $2.5 billion as of September 30, 2017 and $2.3 billion as of December 31, 2016. The unpaid principal balance of outstanding off-balance sheet AgVantage securities totaled $0.3 billion as of September 30, 2017 and $1.3 billion as of December 31, 2016. The decrease in the unpaid principal balance of outstanding off-balance sheet AgVantage securities from year-end 2016 was attributable to the refinancing of a $1.0 billion AgVantage security that matured in April 2017 into three new on-balance sheet AgVantage securities. Previously, $970.0 million of this $1.0 billion maturing AgVantage security was reported as off-balance sheet business volume because it was owned by third party investors. For more information about this AgVantage transaction, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Volume."

The following table provides information about the issuers of AgVantage securities, as well as the required collateralization levels for those transactions as of September 30, 2017 and December 31, 2016:

Table 21

	As of September 30, 2017			As of December 31, 2016
Counterparty	Balance	Credit Rating	Required Collateralization	Balance	Credit Rating	Required Collateralization
	(dollars in thousands)
AgVantage:
MetLife	$2,550,000	AA-	103%	$2,550,000	AA-	103%
CFC(1)	2,812,873	A	100%	2,594,402	A	100%
Rabo Agrifinance, Inc.	2,075,000	None	106%	1,800,000	None	106%
Other(2)	126,088	(3)	106% to 125%	86,373	(3)	106% to 125%
Farm Equity AgVantage(4)	337,881	None	110%	256,911	None	110%
Total outstanding	$7,901,842			$7,287,686

(1)	Includes $300.0 million related to a revolving floating rate AgVantage facility. Farmer Mac receives a fixed fee based on the full dollar amount of the facility.

(2)	Consists of AgVantage securities issued by 6 different issuers as of both September 30, 2017 and December 31, 2016.

(3)	Consists of AgVantage securities from 6 different issuers without a credit rating as of both September 30, 2017 and December 31, 2016.

(4)	Consists of AgVantage securities from 5 different issuers as of September 30, 2017 and 3 different issuers as of December 31, 2016.

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

Credit Risk – Other Investments. As of September 30, 2017, Farmer Mac had $0.4 billion of cash and cash equivalents and $2.2 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's internal policies as well as FCA regulations, which establish limitations on dollar amount, issuer concentration, and credit quality. Those regulations can be found at 12 C.F.R. §§ 652.1-652.45 (the "Liquidity and Investment Regulations"). In addition to establishing a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize Farmer Mac's exposure to financial market volatility, preserve capital, and support Farmer Mac's access to the debt markets.

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

The Liquidity and Investment Regulations and Farmer Mac's policies also establish concentration limits, which are intended to limit exposure to any one counterparty. Although the Liquidity and Investment Regulations limit Farmer Mac's total credit exposure to any single issuer of securities and uncollateralized financial derivatives to 25 percent of Farmer Mac's regulatory capital (as of September 30, 2017, 25 percent of Farmer Mac's regulatory capital was $165.5 million), Farmer Mac's current policy limits this total credit exposure to 5 percent of its regulatory capital (as of September 30, 2017, 5 percent of Farmer Mac's regulatory capital was $33.1 million). These exposure limits do not apply to obligations of the United States or GSEs, though Farmer Mac is restricted by the Liquidity and Investment Regulations and its own policy from investing more than 100 percent of its regulatory capital in any one GSE.

On February 23, 2016, FCA published a proposed rule in the Federal Register to amend the Liquidity and Investment Regulations to comply with Section 939A of the Dodd-Frank Act by removing references and requirements relating to credit ratings and replacing them with other standards of creditworthiness, as well as to revise the eligibility criteria and exposure limits for certain types of investments. Farmer Mac submitted comments on this proposed rule to FCA on April 25, 2016 and expects a final rule to be issued during 2017 or 2018. Farmer Mac expects that it will be able to successfully adapt to FCA's proposed amendments of the Liquidity and Investment Regulations.

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

In certain cases, yield maintenance provisions and other prepayment penalties contained in agricultural real estate mortgage loans and rural utilities loans reduce, but do not eliminate, prepayment risk.  Those provisions require borrowers to make an additional payment when they prepay their loans, thus compensating Farmer Mac for the shortened duration of the prepaid loan.  As of September 30, 2017, approximately 2 percent of the total outstanding balance of loans in the Farm & Ranch line of business where Farmer Mac either owned the loan or the beneficial interest in the underlying loan had yield maintenance provisions or other forms of prepayment protection (together covering 5 percent of all loans with fixed interest rates).  Of the Farm & Ranch loans purchased in third quarter 2017, none had yield maintenance or another form of prepayment protection. As of September 30, 2017, none of Farmer Mac's USDA Securities had yield maintenance provisions; however, 5 percent contained other prepayment penalties.  Of the USDA Securities purchased in third quarter 2017, 3 percent contained various forms of prepayment penalties.  As of September 30, 2017, 64 percent of the Rural Utilities loans owned by Farmer Mac had yield maintenance provisions. Of the Rural Utilities loans purchased in third quarter 2017, 100 percent contained prepayment penalties.

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

Farmer Mac's $0.4 billion of cash and cash equivalents mature within three months and are funded with discount notes having similar maturities. As of September 30, 2017, $2.15 billion of the $2.23 billion of investment securities (96 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year. Those securities are funded with effectively floating rate debt that closely matches the rate adjustment dates of the associated investments. As of September 30, 2017, Farmer Mac had outstanding discount notes of $1.9 billion, medium-term notes that mature within one year of $6.2 billion, and medium-term notes that mature after one year of $7.4 billion.

Interest Rate Risk Metrics

Farmer Mac regularly stress tests its portfolio for interest rate risk and uses a variety of metrics to quantify and manage its interest rate risk. These metrics include sensitivity to interest rate movements of market value of equity ("MVE") and projected net effective spread ("NES") as well as duration gap analysis. MVE represents management's estimate of the present value of all future cash flows from on- and off-balance sheet assets, liabilities, and financial derivatives, discounted at current interest rates and appropriate spreads. However, MVE is not indicative of the market value of Farmer Mac as a going concern because these market values are theoretical and do not reflect future business activities. MVE sensitivity analysis is used to measure the degree to which the market values of Farmer Mac's assets and liabilities change for a given change in interest rates. Because this analysis evaluates the impact of interest rate movements on the value of all future cash flows, this measure provides an evaluation of Farmer Mac's long-term interest rate risk.

Farmer Mac's NES simulation represents the difference between projected income from interest-earning assets and interest expense associated with the related funding, including associated derivatives. Farmer Mac's NES may be affected by changes in market interest rates resulting from timing differences between maturities and re-pricing characteristics of assets and liabilities. The direction and magnitude of any such effect depends on the direction and magnitude of the change in interest rates as well as the composition of Farmer Mac's portfolio. The NES forecast represents an estimate of the net effective spread income that Farmer Mac's current portfolio is expected to produce over a twelve-month horizon. As a result, NES sensitivity statistics provide a short-term view of Farmer Mac's interest rate sensitivity.

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

The following schedule summarizes the results of Farmer Mac's MVE and NES sensitivity analysis as of September 30, 2017 and December 31, 2016 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

Table 22

	Percentage Change in MVE from Base Case
Interest Rate Scenario	As of September 30, 2017	As of December 31, 2016
+100 basis points	(1.4)%	(2.5)%
-50 basis points	(1.7)%	(0.8)%

	Percentage Change in NES from Base Case
Interest Rate Scenario	As of September 30, 2017	As of December 31, 2016
+100 basis points	3.0%	3.0%
-50 basis points	(2.2)%	(2.1)%

Farmer Mac's board of directors has established policies and procedures regarding MVE and NES sensitivity. These policies include the measurement of MVE and NES sensitivity to more severe decreasing interest rate scenarios that are consistent in magnitude with the increasing interest rate scenarios. However, given the current low interest rate environment, those rate scenarios produce negative interest rates, and, as a result, do not produce results that are meaningful. Consequently, Farmer Mac currently measures and reports MVE and NES sensitivity to a down 50 basis point interest rate shock.

As of September 30, 2017, Farmer Mac's effective duration gap was negative 0.7 months, compared to positive 0.1 months as of December 31, 2016.  During the first nine months of 2017, short-term interest rates increased materially and the yield curve flattened. This rate movement reduced the duration of Farmer Mac's assets relative to its liabilities, thereby slightly widening Farmer Mac's duration gap. Despite this rate movement, Farmer Mac's overall interest rate sensitivity remained relatively stable and at relatively low levels during the first nine months of 2017.

Financial Derivatives Transactions

The economic effects of financial derivatives are included in Farmer Mac's MVE, NES, and duration gap analyses.  Farmer Mac enters into the following financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of assets, future cash flows, credit exposure, and debt issuance, not for trading or speculative purposes:

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

As of September 30, 2017, Farmer Mac had $8.8 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to twenty-five years, of which $2.7 billion were pay-fixed interest rate swaps, $4.8 billion were receive-fixed interest rate swaps, and $1.2 billion were basis swaps.

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

As discussed in Note 4 to the consolidated financial statements, all financial derivatives are recorded on the balance sheet at fair value as derivative assets or as derivative liabilities. Changes in the fair values of financial derivatives are reported in "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in fair value hedge accounting relationships, changes in the fair values of the hedged items related to the risk being hedged are also reported in "Gains/(losses) on financial derivatives and hedging activities" in the consolidated statements of operations. The accrual of the contractual amounts due on the financial derivative is included as an adjustment to the yield of the hedged item and is reported in net interest income. For financial derivatives designated in cash flow hedge accounting relationships, the effective portion of the derivative gain/loss is recorded in other comprehensive income. Amounts are disclosed as a reclassification out of other comprehensive income and affecting net interest income when the hedged transaction occurs and affects earnings. Any ineffective portion of designated hedge transactions is recognized immediately in "Gains/(losses) on financial derivatives and hedging activities." All of Farmer Mac's financial derivatives transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty. As of September 30, 2017, Farmer Mac had $0.1 million uncollateralized net exposures to two counterparties. As of December 31, 2016, Farmer Mac had uncollateralized net exposures of $0.2 million to two counterparties.

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

To mitigate this basis risk, Farmer Mac seeks to issue debt of sufficient maturity to reduce the frequency of required refinancing of that debt over the life of the associated asset. As of September 30, 2017, Farmer Mac held $6.6 billion of floating-rate assets in its lines of business and its liquidity investment portfolio that reset on the basis of floating rate market indexes, primarily one-month and three-month LIBOR. As of the same date, Farmer Mac also had $2.7 billion of interest rate swaps outstanding where Farmer Mac pays a fixed rate of interest and receives a floating rate of interest.

Adjustments to Farmer Mac's funding strategies to take advantage of lower cost LIBOR-based funding opportunities, as well as a generally favorable LIBOR-based funding market, has enabled Farmer Mac to reduce its funding costs through the first nine months of 2017. LIBOR-based funding markets have recently returned to levels that are consistent with Farmer Mac's historical experience, and Farmer Mac believes that additional material improvements in the near-term are less likely.

Liquidity and Capital Resources

Farmer Mac regularly accesses the capital markets for funding, and Farmer Mac has maintained access to the capital markets at favorable rates throughout 2016 and the first nine months of 2017. Assuming continued access to the capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac also has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets. That plan involves borrowing through repurchase agreement arrangements and the sale of liquid assets. Farmer Mac is required to maintain a minimum of 90 days of liquidity under the Liquidity and Investment Regulations. In accordance with the methodology for calculating available days of liquidity prescribed by those regulations, Farmer Mac maintained an average of 209 days of liquidity during third quarter 2017 and had 200 days of liquidity as of September 30, 2017.

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

Farmer Mac's board of directors has authorized the issuance of up to $18.0 billion of discount notes and medium-term notes (of which $15.5 billion was outstanding as of September 30, 2017), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac invests the proceeds of its debt issuances in purchases of loans, USDA Securities, Farmer Mac Guaranteed Securities, and investment assets in accordance with policies established by its board of directors and subject to regulations established by FCA.

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

Farmer Mac maintains cash, cash equivalents (including U.S. Treasury securities and other short-term money market instruments), and other investment securities that can be drawn upon for liquidity needs.  The following table presents these assets as of September 30, 2017 and December 31, 2016:

Table 23

	As of September 30, 2017	As of December 31, 2016
	(in thousands)
Cash and cash equivalents	$366,764	$265,229
Investment securities:
Guaranteed by U.S. Government and its agencies	1,351,430	1,423,850
Guaranteed by GSEs	848,151	1,044,261
Corporate debt securities	—	10,041
Asset-backed securities	35,385	37,699
Total	$2,601,730	$2,781,080

Capital Requirements. Farmer Mac is subject to the following capital requirements – minimum, critical, and risk-based. Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. The minimum capital requirement is expressed as a percentage of on-balance sheet assets and off-balance sheet obligations. The critical capital requirement is equal to one-half of the minimum capital amount. Farmer Mac's statutory charter does not specify the required level of risk-based capital but directs FCA to establish a risk-based capital stress test for Farmer Mac, using specified stress test parameters. Certain enforcement powers are given to FCA depending on Farmer Mac's compliance with these capital standards. As of September 30, 2017, Farmer Mac was in compliance with its statutory capital requirements and was classified as within "level I" (the highest compliance level). See Note 7 to the consolidated financial statements for more information about Farmer Mac's capital position and see "Business—Government Regulation of Farmer Mac—Capital Standards" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 9, 2017 for more information on the capital requirements applicable to Farmer Mac.

In accordance with FCA's rule on capital planning, Farmer Mac's board of directors has adopted a policy for maintaining a sufficient level of "Tier 1" capital (consisting of retained earnings, paid-in capital, common stock, and qualifying preferred stock). That policy imposes restrictions on Tier 1-eligible dividends and any discretionary bonus payments in the event that Tier 1 capital falls below specified thresholds. As of September 30, 2017, Farmer Mac's Tier 1 capital ratio was 13.1%, compared to 12.7% as of December 31, 2016, as the marginal impact of capital growth outpaced the marginal impact of growth in risk weighted assets during the first nine months of 2017. For more information about Farmer Mac's capital adequacy policy and FCA's rule on capital planning, see "Business—Government Regulation of Farmer Mac—Capital Standards" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 9, 2017. As of September 30, 2017, Farmer Mac was in compliance with its capital adequacy policy.

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

Other Matters

Common Stock Dividends. For each of the first, second, and third quarters in 2017, Farmer Mac paid a quarterly dividend of $0.36 per share on all classes of its common stock. For each quarter in 2016, Farmer Mac paid a quarterly dividend of $0.26 per share on all classes of its common stock. Farmer Mac's ability to declare and pay dividends on common stock could be restricted if it fails to comply with applicable capital requirements. See "Business—Government Regulation of Farmer Mac—Capital Standards—Enforcement Levels" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 9, 2017 for more information on FCA's enforcement powers.

Preferred Stock Dividends. For each of the first, second, and third quarters in 2017 and for each quarter in 2016, Farmer Mac paid the following quarterly dividends on its outstanding preferred stock:

•	$0.3672 per share on its 5.875% Non-Cumulative Preferred Stock, Series A;

•	$0.4297 per share on its 6.875% Non-Cumulative Preferred Stock, Series B; and

•	$0.3750 per share on its 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C.

Supplemental Information

The following tables present quarterly and annual information regarding new business volume, repayments, and outstanding business volume:

Table 24

New Business Volume
	Farm & Ranch		USDA Guarantees	Rural Utilities		Institutional Credit
	Loans	LTSPCs	USDA Securities	Loans	LTSPCs	AgVantage	Total
	(in thousands)
For the quarter ended:
September 30, 2017	$298,274	$102,774	$131,298	$70,000	$—	$290,995	$893,341
June 30, 2017	312,217	55,899	169,261	25,000	—	1,296,757	1,859,134
March 31, 2017	314,137	113,261	131,101	27,341	—	561,407	1,147,247
December 31, 2016	243,692	117,265	129,343	10,800	20,000	247,154	768,254
September 30, 2016	282,690	155,657	119,201	20,000	—	528,234	1,105,782
June 30, 2016	241,093	58,156	133,745	10,000	421,404	396,245	1,260,643
March 31, 2016	198,548	68,017	98,968	9,691	—	927,219	1,302,443
December 31, 2015	245,252	185,919	72,442	46,082	—	14,391	564,086
September 30, 2015	175,965	79,621	91,374	53,552	522,262	506,602	1,429,376

For the year ended:
December 31, 2016	966,023	399,095	481,257	50,491	441,404	2,098,852	4,437,122
December 31, 2015	748,368	427,795	376,935	108,337	522,262	1,043,158	3,226,855

Table 25

Repayments of Assets by Line of Business
	Farm & Ranch				USDA Guarantees		Rural Utilities				Institutional Credit
	Loans	Guaranteed Securities	LTSPCs		USDA Securities		Loans		LTSPCs		AgVantage	Total
	(in thousands)
For the quarter ended:
Scheduled	$61,961	$6,735	$21,409	—	$24,163	—	$27,191	—	$39,816	—	$100,571	$281,846
Unscheduled	49,894	5,861	124,676	—	45,192	—	457	—	—	—	—	226,080
September 30, 2017	$111,855	$12,596	$146,085		$69,355		$27,648		$39,816		$100,571	$507,926

Scheduled	$21,687	$9,116	$41,821		$35,169		$—		$9,885		$1,166,922	$1,284,600
Unscheduled	51,442	10,737	47,262		46,776		—		—		4,000	160,217
June 30, 2017	$73,129	$19,853	$89,083		$81,945		$—		$9,885		$1,170,922	$1,444,817

Scheduled	$70,394	$16,184	$48,375		$36,322		$26,909		$8,934		$161,451	$368,569
Unscheduled	114,811	11,985	64,486		39,457		814		—		102,059	333,612
March 31, 2017	$185,205	$28,169	$112,861		$75,779		$27,723		$8,934		$263,510	$702,181

Scheduled	$20,566	$15,209	$21,546		$21,325		$—		$15,929		$311,739	$406,314
Unscheduled	47,156	10,767	111,137		34,477		4,427		—		2,240	210,204
December 31, 2016	$67,722	$25,976	$132,683		$55,802		$4,427		$15,929		$313,979	$616,518

Scheduled	$47,221	$7,954	$39,192		$22,626		$26,522		$58,177		$559,895	$761,587
Unscheduled	85,583	17,108	67,094		36,099		2,108		—		5,000	212,992
September 30, 2016	$132,804	$25,062	$106,286		$58,725		$28,630		$58,177		$564,895	$974,579

Scheduled	$10,769	$9,876	$34,610		$34,434		$82		$7,424		$66,699	$163,894
Unscheduled	64,184	8,947	54,119		68,535		—		—		—	195,785
June 30, 2016	$74,953	$18,823	$88,729		$102,969		$82		$7,424		$66,699	$359,679

Scheduled	$42,555	$17,866	$42,619		$42,969		$25,966		$4,140		$589,847	$765,962
Unscheduled	91,510	10,883	72,642		44,694		—		—		—	219,729
March 31, 2016	$134,065	$28,749	$115,261		$87,663		$25,966		$4,140		$589,847	$985,691

Scheduled	$6,689	$16,884	$26,265		$18,981		$11,234		$4,165		$15,154	$99,372
Unscheduled	59,280	22,534	78,250		33,809		—		—		—	193,873
December 31, 2015	$65,969	$39,418	$104,515		$52,790		$11,234		$4,165		$15,154	$293,245

Scheduled	$37,524	$11,178	$45,943		$19,785		$25,662		$4,033		$609,524	$753,649
Unscheduled	70,242	11,164	61,075		35,394		—		—		—	177,875
September 30, 2015	$107,766	$22,342	$107,018		$55,179		$25,662		$4,033		$609,524	$931,524

For the year ended:
Scheduled	$121,111	$50,905	$137,967		$121,354		$52,570		$85,670		$1,528,180	$2,097,757
Unscheduled	288,433	47,705	304,992		183,805		6,535		—		7,240	838,710
December 31, 2016	$409,544	$98,610	$442,959		$305,159		$59,105		$85,670		$1,535,420	$2,936,467

Scheduled	$92,703	$60,351	$160,019		$103,218		$62,720		$8,198		$715,845	$1,203,054
Unscheduled	237,912	61,684	255,369		153,474		14,300		—		—	722,739
December 31, 2015	$330,615	$122,035	$415,388		$256,692		$77,020		$8,198		$715,845	$1,925,793

Table 26

Lines of Business - Outstanding Business Volume
	Farm & Ranch			USDA Guarantees	Rural Utilities		Institutional Credit
	Loans	Guaranteed Securities	LTSPCs	USDA Securities	Loans	LTSPCs	AgVantage	Total
	(in thousands)
As of:
September 30, 2017	$4,068,893	$354,823	$2,133,314	$2,298,956	$1,066,482	$819,963	$7,901,842	$18,644,273
June 30, 2017	3,882,474	367,419	2,176,625	2,237,013	1,024,130	859,779	7,711,418	18,258,858
March 31, 2017	3,643,386	387,272	2,209,809	2,149,697	999,130	869,664	7,585,583	17,844,541
December 31, 2016	3,514,454	415,441	2,209,409	2,094,375	999,512	878,598	7,287,686	17,399,475
September 30, 2016	3,338,484	441,417	2,224,827	2,020,834	993,139	874,527	7,354,511	17,247,739
June 30, 2016	3,188,598	466,479	2,175,456	1,960,358	1,001,769	932,704	7,391,172	17,116,536
March 31, 2016	3,022,458	485,302	2,206,029	1,929,582	991,851	518,724	7,061,626	16,215,572
December 31, 2015	2,957,975	514,051	2,253,273	1,918,277	1,008,126	522,864	6,724,254	15,898,820
September 30, 2015	2,778,692	553,469	2,171,869	1,898,625	982,078	518,229	6,725,017	15,627,979

Table 27

On-Balance Sheet Outstanding Business Volume
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
September 30, 2017	$6,921,477	$2,447,923	$5,426,757	$14,796,157
June 30, 2017	6,722,463	2,406,120	5,226,982	14,355,565
March 31, 2017	5,373,283	2,330,819	5,255,146	12,959,248
December 31, 2016	5,346,011	2,274,535	4,888,291	12,508,837
September 30, 2016	5,278,332	2,212,946	4,869,765	12,361,043
June 30, 2016	5,201,386	2,157,342	4,867,336	12,226,064
March 31, 2016	4,942,566	2,296,767	4,468,045	11,707,378
December 31, 2015	4,923,163	2,271,960	4,118,366	11,313,489
September 30, 2015	4,889,894	2,147,916	4,049,361	11,087,171

The following table presents the quarterly net effective spread (a non-GAAP measure) by segment:

Table 28

	Net Effective Spread by Line of Business
	Farm & Ranch		USDA Guarantees		Rural Utilities		Institutional Credit		Corporate		Net Effective Spread
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
For the quarter ended:
September 30, 2017(1)	$11,478	1.75%	$4,855	0.92%	$2,832	1.09%	$14,363	0.78%	$2,699	0.41%	$36,227	0.92%
June 30, 2017	11,331	1.80%	4,681	0.90%	2,736	1.09%	14,395	0.81%	2,467	0.35%	35,610	0.92%
March 31, 2017	10,684	1.80%	4,703	0.91%	2,639	1.06%	12,581	0.82%	2,259	0.32%	32,866	0.91%
December 31, 2016	10,349	1.78%	5,334	1.08%	2,623	1.05%	11,627	0.78%	1,995	0.26%	31,928	0.89%
September 30, 2016(1)	10,703	1.90%	5,189	1.07%	2,643	1.05%	11,427	0.75%	2,237	0.24%	32,199	0.86%
June 30, 2016	9,875	1.78%	4,588	0.96%	2,562	1.03%	11,407	0.77%	2,594	0.29%	31,026	0.84%
March 31, 2016	9,461	1.71%	4,308	0.91%	2,538	1.02%	11,090	0.80%	2,552	0.26%	29,949	0.82%
December 31, 2015	9,381	1.72%	4,518	0.96%	2,845	1.14%	10,899	0.80%	2,306	0.26%	29,949	0.85%
September 30, 2015	9,628	1.80%	4,630	0.99%	2,907	1.18%	11,271	0.81%	1,951	0.25%	30,387	0.88%

(1)
Net effective spread is a non-GAAP measure. See Note 9 to the consolidated financial statements for a reconciliation of GAAP net interest income by line of business to net effective spread by line of business for the three months ended September 30, 2017 and 2016.

The following table presents quarterly core earnings (a non-GAAP measure) reconciled to net income attributable to common stockholders:

Table 29

Core Earnings by Quarter Ended
	September 2017	June 2017	March 2017	December 2016	September 2016	June 2016	March 2016	December 2015	September 2015
	(in thousands)
Revenues:
Net effective spread	$36,227	$35,610	$32,866	$31,928	$32,199	$31,026	$29,949	$29,949	$30,387
Guarantee and commitment fees	4,935	4,942	5,317	5,158	4,533	4,810	4,669	4,730	4,328
Other	429	(197)	1,061	1,189	(32)	(125)	(517)	(284)	(93)
Total revenues	41,591	40,355	39,244	38,275	36,700	35,711	34,101	34,395	34,622

Credit related expense/(income):
Provision for/(release of) losses	384	466	444	512	(31)	458	63	(49)	(303)
REO operating expenses	—	23	—	—	—	—	39	44	48
(Gains)/losses on sale of REO	(32)	(757)	5	—	(15)	—	—	—	—
Total credit related expense/(income)	352	(268)	449	512	(46)	458	102	(5)	(255)

Operating expenses:
Compensation and employee benefits	5,987	6,682	6,317	5,949	5,438	5,611	5,774	5,385	5,236
General and administrative	3,890	3,921	3,800	4,352	3,474	3,757	3,526	3,238	3,676
Regulatory fees	625	625	625	625	613	612	613	613	600
Total operating expenses	10,502	11,228	10,742	10,926	9,525	9,980	9,913	9,236	9,512

Net earnings	30,737	29,395	28,053	26,837	27,221	25,273	24,086	25,164	25,365
Income tax expense	10,410	10,297	9,166	9,581	9,497	8,956	8,444	8,855	8,924
Net (loss)/income attributable to non-controlling interest(1)	—	(150)	(15)	28	(18)	(16)	(28)	(60)	(36)
Preferred stock dividends	3,295	3,296	3,295	3,296	3,295	3,296	3,295	3,296	3,295
Core earnings	$17,032	$15,952	$15,607	$13,932	$14,447	$13,037	$12,375	$13,073	$13,182

Reconciling items:
Gains/(losses) on financial derivatives and hedging activities due to fair value changes	2,737	2,221	4,805	17,233	1,460	(2,076)	(2,989)	2,743	(6,906)
Unrealized (losses)/gains on trading assets	—	(2)	(82)	(474)	1,182	394	358	696	(8)
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(954)	(117)	(127)	(40)	(157)	(371)	(281)	(263)	(117)
Net effects of settlements on agency forward contracts	456	261	32	1,024	464	466	(255)	(162)	(390)
Income tax effect related to reconciling items	(784)	(827)	(1,620)	(6,210)	(1,032)	556	1,109	(1,055)	2,598
Net income attributable to common stockholders	$18,487	$17,488	$18,615	$25,465	$16,364	$12,006	$10,317	$15,032	$8,359

(1)	As of May 1, 2017, Farmer Mac transferred its entire 65% ownership interest in AgVisory back to the limited liability company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Farmer Mac's management on a timely basis to allow decisions regarding required disclosure. Management, including Farmer Mac's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Farmer Mac's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2017.

Farmer Mac carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Farmer Mac's disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

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

During third quarter 2017, the following transactions occurred related to Farmer Mac's equity securities that were not registered under the Securities Act of 1933 and were not otherwise reported on a Current Report on Form 8-K:

Class C Non-Voting Common Stock. Under Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 50 shares of its Class C Non-Voting Common Stock on July 5, 2017 to the three directors who elected to receive stock in lieu of their cash retainers. Farmer Mac calculated the number of shares issued to the directors based on a price of $64.70 per share, which was the closing price of the Class C Non-Voting Common Stock on June 30, 2017, as reported by the New York Stock Exchange.

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

*	3.1	—	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Food, Conservation and Energy Act of 2008 (Previously filed as Exhibit to Form 10-Q filed August 12, 2008).
*	3.2	—	Amended and Restated By-Laws of the Registrant (Previously filed as Exhibit 3.1 to Form 8-K filed August 9, 2017).
*	4.1	—	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Previously filed as Exhibit 4.1 to Form 10-Q filed May 15, 2003).
*	4.2	—	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Previously filed as Exhibit 4.2 to Form 10-Q filed May 15, 2003).
*	4.3	—	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Previously filed as Exhibit 4.3 to Form 10-Q filed May 15, 2003).
*	4.4	—	Specimen Certificate for 5.875% Non-Cumulative Preferred Stock, Series A (Previously filed as Exhibit 4.4.1 to Form 10-Q filed May 9, 2013).
*	4.4.1	—	Certificate of Designation of Terms and Conditions of 5.875% Non-Cumulative Preferred Stock, Series A (Previously filed as Exhibit 4.1 to Form 8-A filed January 17, 2013).
*	4.5	—	Specimen Certificate for 6.875% Non-Cumulative Preferred Stock, Series B (Previously filed as Exhibit 4.5 to Form 10-Q filed May 12, 2014).
*	4.5.1	—	Certificate of Designation of Terms and Conditions of 6.875% Non-Cumulative Preferred Stock, Series B (Previously filed as Exhibit 4.1 to Form 8-A filed March 25, 2014).
*	4.6	—	Specimen Certificate for 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.6 to Form 10-Q filed August 11, 2014).
*	4.6.1	—	Certificate of Designation of Terms and Conditions of 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.1 to Form 8-A filed June 20, 2014).
**	10.1	—	Amendment to Sublease between Mayer Brown LLP and the Registrant, dated as of August 1, 2017.
**	31.1	—
Certification of Registrant's principal executive officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Registrant's principal executive officer and principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
†	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Timothy L. Buzby		November 9, 2017
By:	Timothy L. Buzby	Date
President and Chief Executive Officer
(Principal Executive Officer)

/s/ R. Dale Lynch		November 9, 2017
By:	R. Dale Lynch	Date
Executive Vice President – Chief Financial Officer and Treasurer
(Principal Financial Officer)