Form 10-K
period 2017-12-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2018-03-08
CIK 845877

As filed with the Securities and Exchange Commission on March 8, 2018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
Yes        ☐                                No           ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
The aggregate market value of the Class A voting common stock and Class C non-voting common stock held by non-affiliates of the registrant was $643,055,683 as of June 30, 2017 based upon the closing prices for the respective classes on June 30, 2017 reported by the New York Stock Exchange.  For purposes of this information, the outstanding shares of Class C non-voting common stock owned by directors and executive officers of the registrant as of June 30, 2017 were deemed to be held by affiliates.  The aggregate market value of the Class B voting common stock is not ascertainable due to the absence of publicly available quotations or prices for the Class B voting common stock as a result of the limited market for, and infrequency of trades in, Class B voting common stock and the fact that any such trades are privately negotiated transactions.
As of March 1, 2018, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock and 9,091,389 shares of Class C non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant's 2018 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part III of this Annual Report on Form 10-K).

FORWARD-LOOKING STATEMENTS

Some statements made in this report, and in particular in the "Management's Discussion & Analysis of Financial Condition and Results of Operations" section, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 pertaining to management's current expectations as to Farmer Mac's future financial results, business prospects, and business developments.  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements. These statements typically are accompanied by, and identified with, terms such as "anticipates," "believes," "expects," "intends," "plans," "potential," "may," "should," and similar phrases.  This report includes forward-looking statements addressing Farmer Mac's:

•	prospects for earnings;

•	prospects for growth in business volume;

•	trends in net interest income and net effective spread;

•	trends in portfolio credit quality, delinquencies, substandard assets, credit losses, and provisions for losses;

•	trends in expenses;

•	trends in investment securities;

•	prospects for asset impairments and allowance for losses;

•	changes in executive leadership;

•	changes in capital position;

•	future dividend payments; and

•	other business and financial matters.

Management's expectations for Farmer Mac's future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties.  Various factors or events, both known and unknown, could cause Farmer Mac's actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K for the fiscal period ended December 31, 2017, and uncertainties regarding:

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

•	the effect of any changes in Farmer Mac's executive leadership;

•	developments in the financial markets, including possible investor, analyst, and rating agency reactions to events involving government-sponsored enterprises, including Farmer Mac;

•	changes in the level and direction of interest rates, which could, among other things, affect the value of collateral securing Farmer Mac's agricultural mortgage loan assets;

•	the degree to which Farmer Mac is exposed to basis risk, which results from fluctuations in Farmer Mac's borrowing costs relative to market indexes such as LIBOR; and

•	volatility in commodity prices relative to costs of production and/or export demand for U.S. agricultural products.

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

Farmer Mac was established under federal legislation first enacted in 1988 and amended most recently in 2008 – Title VIII of the Farm Credit Act of 1971 (12 U.S.C. §§ 2279aa et seq.), which is sometimes referred to as Farmer Mac's charter.  Farmer Mac is a government-sponsored enterprise ("GSE") by virtue of the status conferred by its charter.  The charter provides that Farmer Mac has the power to establish, acquire, and maintain affiliates under applicable state law to carry out any activities that otherwise would be performed directly by Farmer Mac.  Farmer Mac established its two existing subsidiaries – Farmer Mac II LLC and Farmer Mac Mortgage Securities Corporation – under that power.

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

Farmer Mac funds its purchases of eligible loans (including participation interests in eligible loans) and guaranteed securities primarily by issuing debt obligations of various maturities in the public capital markets.  The proceeds of debt issuance are also used to fund liquidity investments that must comply with policies adopted by Farmer Mac's board of directors and with FCA regulations, which establish limitations on dollar amount, issuer concentration, and credit quality.  Those regulations can be found at 12 C.F.R. §§ 652.1-652.45 (the "Liquidity and Investment Regulations").  Farmer Mac's regular debt issuance supports its access to the capital markets, and Farmer Mac's liquidity investment assets provide an alternative source of funds should market conditions become unfavorable.  As of December 31, 2017, Farmer Mac had $1.7 billion of discount notes and $13.8 billion of medium-term notes outstanding.  For more information about Farmer Mac's eligible loan assets and liquidity investment assets, as well as its financial performance and sources of capital and liquidity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations." For more information about Farmer Mac's debt issuance, see "Business—Financing—Debt Issuance."

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

The current economic and regulatory environment presents Farmer Mac with opportunities to market a mix of products to rural lenders in need of capital, liquidity, portfolio diversification, and access to a wide variety of loan products including those with long-term fixed rates. As part of its outreach strategy, Farmer Mac engages with current and prospective rural lenders to identify their specific needs, with an emphasis on individual lender meetings, lender road shows, and face-to-face contact at state and national banking conferences. Farmer Mac seeks to maximize the use of technology to support these business development efforts.

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

Farmer Mac also guarantees and purchases general obligations of lenders that are secured by pools of these types of eligible loans (comprising the assets eligible for the Institutional Credit line of business). As of December 31, 2017, the total outstanding business volume in all of Farmer Mac's lines of business was $19.0 billion.

Farm & Ranch

Under the Farm & Ranch line of business, Farmer Mac purchases eligible mortgage loans secured by first liens on agricultural real estate, which includes part-time farms and rural housing ("Farm & Ranch loans").  Farmer Mac also guarantees securities representing interests in pools of eligible Farm & Ranch loans ("Farm & Ranch Guaranteed Securities").  Additionally, Farmer Mac commits to purchase, subject to the terms of the applicable LTSPC agreement, eligible Farm & Ranch loans. To be eligible, loans must meet Farmer Mac's credit underwriting, collateral valuation, documentation, and other specified standards described in "Business—Farmer Mac's Lines of Business—Farm & Ranch."  As of December 31, 2017, outstanding Farm & Ranch loans held by Farmer Mac and loans that either backed off-balance sheet Farm & Ranch Guaranteed Securities or were subject to LTSPCs totaled $6.9 billion.

USDA Guarantees

Under the USDA Guarantees line of business, Farmer Mac II LLC, a subsidiary of Farmer Mac, purchases the portions of certain agricultural, rural development, business and industry, and community facilities loans guaranteed by the USDA under the Consolidated Farm and Rural Development Act (7 U.S.C. §§ 1921 et seq.). Farmer Mac refers to these USDA-guaranteed portions of loans as "USDA Securities." Farmer Mac II LLC also purchases USDA Securities in exchange for issuing securities to third parties backed by those USDA Securities, which are then also guaranteed by Farmer Mac ("Farmer Mac Guaranteed USDA Securities").  As of December 31, 2017, outstanding USDA Securities and Farmer Mac Guaranteed USDA Securities totaled $2.4 billion, of which $284.2 million were Farmer Mac Guaranteed USDA Securities.

Rural Utilities

Under the Rural Utilities line of business, Farmer Mac's authorized activities are similar to those conducted under the Farm & Ranch line of business – purchases of, and guarantees of securities backed by, eligible rural utilities loans ("Rural Utilities loans").  To be eligible, Rural Utilities loans must meet Farmer Mac's credit underwriting and other specified standards described in "Business—Farmer Mac's Lines of Business—Rural Utilities."  As of December 31, 2017, the aggregate outstanding principal balance of Rural Utilities loans held by Farmer Mac or that were subject to LTSPCs totaled $1.9 billion. There currently are no guaranteed securities issued under the Rural Utilities line of business.

Institutional Credit

Under the Institutional Credit line of business, Farmer Mac guarantees and purchases general obligations of lenders that are secured by pools of the types of loans eligible for purchase under Farmer Mac's Farm & Ranch, USDA Guarantees, or Rural Utilities lines of business. AgVantage® is a registered trademark of Farmer Mac used to designate Farmer Mac's guarantees of securities related to these general obligations of lenders that are secured by pools of eligible loans and that comprise the Institutional Credit line of business.  Farm & Ranch Guaranteed Securities, Farmer Mac Guaranteed USDA Securities, and AgVantage Securities are sometimes collectively referred to as "Farmer Mac Guaranteed Securities." For more information on the products currently offered under Farmer Mac's Institutional Credit line of business, see "Business—Farmer Mac's Lines of Business—Institutional Credit."  As of December 31, 2017, outstanding securities held or guaranteed by Farmer Mac in its Institutional Credit line of business totaled $7.9 billion.

Competition

Farmer Mac is the only Congressionally-chartered corporation established to provide a secondary market for agricultural mortgage loans, rural utilities loans, and USDA Securities. However, Farmer Mac does face indirect competition from a variety of sources. These sources include other financial institutions and other types of financial entities that purchase, retain, securitize, or provide financing for the types of assets eligible for Farmer Mac's secondary market activities, including commercial and investment banks, insurance companies, other FCS institutions, and financial funds. Farmer Mac also competes indirectly with originators of eligible loans who would prefer to retain the loans they originate rather than sell them into the secondary market. Farmer Mac is able to compete to acquire eligible loans due to the variety of products it offers and its ability to offer low-cost funding to its customers. This enables Farmer Mac to offer flexible financing options and products designed to meet the variety of needs faced by lending institutions related to capital requirements, liquidity, credit risk, and management of sector and geographic concentrations and borrower exposure limits. However, the relative competitiveness of the loan rates offered by Farmer Mac is affected by the ability of other lending institutions to subsidize their rates on the loan products with which Farmer Mac competes by price averaging with other types of loans or by accepting a lower return on equity. Farmer Mac's ability to develop business with lending institutions is also affected by changes in the levels of available capital and liquidity of those institutions, the existence of alternative sources of funding and credit enhancement for those institutions, the rate of growth in the market for eligible loans, and demand for Farmer Mac's products.

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

Capital

Farmer Mac's charter establishes three capital standards for Farmer Mac – minimum capital, critical capital, and risk-based capital.  Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement.  Also, in accordance with the FCA regulation on capital planning, Farmer Mac's board of directors maintains a policy for maintaining a sufficient level of Tier 1 capital and imposing restrictions on dividends and bonus payments if Farmer Mac's Tier 1 capital falls below specified thresholds. For a discussion of Farmer Mac's capital requirements and its actual capital levels, as well as FCA's role in the establishment and monitoring of those requirements and levels, see "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards," "Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Review—Equity," and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements."

Employees and Property

As of December 31, 2017, Farmer Mac employed 88 people, located primarily at its office at 1999 K Street, N.W., 4th Floor, Washington, D.C. 20006.  Farmer Mac also maintains offices at (1) 9169 Northpark Drive, Johnston, Iowa 50322, (2) 5200 N. Palm Avenue, Suite 306, Fresno, California 93704, and (3) 1065 E. Winding Creek, Suite 200, Eagle, Idaho 83616.  Farmer Mac's main telephone number is (202) 872-7700.

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

FARMER MAC'S LINES OF BUSINESS

The following tables present the outstanding balances and new business volume under Farmer Mac's four lines of business – Farm & Ranch, USDA Guarantees, Rural Utilities, and Institutional Credit:

Lines of Business - Outstanding Business Volume
	December 31, 2017	December 31, 2016
	(in thousands)
On-balance sheet:
Farm & Ranch:
Loans	$2,798,906	$2,381,488
Loans held in trusts:
Beneficial interests owned by third party investors	1,399,827	1,132,966
USDA Guarantees:
USDA Securities	2,068,017	1,954,800
Farmer Mac Guaranteed USDA Securities	29,980	35,599
Rural Utilities:
Loans	1,076,291	999,512
Institutional Credit:
AgVantage Securities(1)	7,593,322	6,004,472
Total on-balance sheet	$14,966,343	$12,508,837
Off-balance sheet:
Farm & Ranch:
LTSPCs	$2,335,342	$2,209,409
Guaranteed Securities	333,511	415,441
USDA Guarantees:
Farmer Mac Guaranteed USDA Securities	254,217	103,976
Rural Utilities:
LTSPCs(2)	806,342	878,598
Institutional Credit:
AgVantage Securities(1)	11,556	983,214
Revolving floating rate AgVantage facility(3)	300,000	300,000
Total off-balance sheet	$4,040,968	$4,890,638
Total	$19,007,311	$17,399,475

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

(2)	Includes $20.0 million related to one-year loan purchase commitments on which Farmer Mac receives a nominal unused commitment fee as of both December 31, 2017 and 2016.

(3)
During 2017, $100.0 million of this facility was drawn and subsequently repaid. During 2016 this facility was not utilized. Farmer Mac receives a fixed fee based on the full dollar amount of the facility. If the counterparty draws on the facility, the amounts drawn will be in the form of AgVantage Securities, and Farmer Mac will earn interest income on those securities.

New Business Volume – Farmer Mac Loan Purchases, Guarantees, and LTSPCs
	For the Year Ended December 31,
	2017	2016	2015
	(in thousands)
Farm & Ranch:
Loans	$1,129,545	$966,023	$748,368
LTSPCs	554,743	399,095	427,795
USDA Guarantees:
USDA Securities	369,759	375,203	363,621
Farmer Mac Guaranteed USDA Securities	161,925	106,054	13,314
Rural Utilities:
Loans	137,341	50,491	108,337
LTSPCs	—	441,404	522,262
Institutional Credit:
AgVantage Securities	2,383,912	2,098,852	743,158
Revolving floating rate AgVantage facility	—	—	300,000
Total purchases, guarantees, and LTSPCs	$4,737,225	$4,437,122	$3,226,855

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

Farmer Mac's charter authorizes a maximum loan size (adjusted annually for inflation) for an eligible Farm & Ranch loan secured by more than 1,000 acres of agricultural real estate.  That maximum loan size was $12.9 million as of December 31, 2017. Although the charter does not prescribe a maximum loan size or a total borrower exposure for an eligible Farm & Ranch loan secured by 1,000 acres or less of agricultural real estate, Farmer Mac currently limits the size of those loans to:

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

Farmer Mac includes its part-time farm loans and rural housing loans in the Farm & Ranch line of business. Farmer Mac defines a "part-time farm" as agricultural real estate meeting the eligibility requirements described above on which is located a primary residence whose value is at least 30 percent of the property's aggregate value at origination. When analyzing borrower repayment capacity for part-time farm loans, Farmer Mac typically considers off-farm income as a more important factor than for Farm & Ranch loans that are not part-time farm loans. Part-time farm loans do not represent a significant part of Farmer Mac's business, with a total of $433.6 million of those loans in Farmer Mac's portfolio as of December 31, 2017.

For the rural housing portion of this line of business, an eligible loan must be secured by a mortgage on a one- to four-family, owner-occupied, moderately priced principal residence located in a community with a population of 2,500 or fewer.  Farmer Mac uses the All-Transaction Housing Price Index ("HPI"), as published by the Federal Housing Finance Agency, to index the value of a moderately priced rural housing dwelling. Based on the most recent publication of the HPI, Farmer Mac increased the maximum purchase price or current appraised value for a dwelling that secures a rural housing loan (excluding the land to which the dwelling is affixed) to $300,000 effective December 18, 2017. The prior limit was $279,950.  In addition to the dwelling itself, an eligible rural housing loan can be secured by land associated with the dwelling having an appraised value of no more than 50 percent of the total appraised value of the combined property.  Rural housing loans do not represent a significant part of Farmer Mac's business, with a total of $6.0 million of those loans in Farmer Mac's portfolio as of December 31, 2017.

Summary of Farm & Ranch Transactions

During the year ended December 31, 2017, Farmer Mac added a total of $1.7 billion of new business volume under the Farm & Ranch line of business. That new business volume was partially offset by repayments on existing assets (principal paydowns and maturities) during the year, resulting in $6.9 billion of total outstanding business volume in this line of business as of December 31, 2017, compared to $6.1 billion as of December 31, 2016. As of December 31, 2017, Farmer Mac had direct credit exposure on 12,455 loans in the Farm & Ranch line of business across 48 states.

During 2017, Farmer Mac purchased eligible loans from 174 entities (the top ten institutions generated 59 percent of the purchase volume) and placed loans under LTSPCs with 25 entities in the Farm & Ranch line of business. During 2016, Farmer Mac purchased eligible loans from 169 entities (the top ten institutions generated 59 percent of the purchase volume) and placed loans under LTSPCs with 25 entities. During 2015, Farmer Mac purchased eligible loans from 163 entities (the top ten institutions generated 55 percent of the purchase volume) and placed loans under LTSPCs with 28 entities.

The following table summarizes loans purchased or newly placed under LTSPCs under the Farm & Ranch line of business for each of the years ended December 31, 2017, 2016, and 2015:

	For the Year Ended December 31,
	2017	2016	2015
	(in thousands)
Loans	$1,129,545	$966,023	$748,368
LTSPCs	554,743	399,095	427,795
Total	$1,684,288	$1,365,118	$1,176,163

The following table presents the outstanding balances of Farm & Ranch loans held and loans underlying Farm & Ranch Guaranteed Securities and LTSPCs as of the dates indicated:

	As of December 31,
	2017	2016
	(in thousands)
On-balance sheet:
Loans	$2,798,906	$2,381,488
Loans held in trusts:
Beneficial interests owned by third party investors	1,399,827	1,132,966
Total on-balance sheet	$4,198,733	$3,514,454
Off-balance sheet:
LTSPCs	$2,335,342	$2,209,409
Guaranteed Securities	333,511	415,441
Total off-balance sheet	$2,668,853	$2,624,850
Total	$6,867,586	$6,139,304

Loan Purchases

Farmer Mac offers loan products designed to increase the secondary market liquidity of agricultural real estate mortgage loans and the lending capacity of financial institutions that originate those loans.  Farmer Mac enters into mandatory delivery commitments to purchase loans and offers rates for those commitments daily.  Farmer Mac also purchases portfolios of newly originated and seasoned, current loans on a negotiated basis.  Farmer Mac purchases both fixed and adjustable rate loans that have a variety of maturities and often include balloon payments.  Of the $1.1 billion of loans purchased in the Farm & Ranch line of business during 2017, 70 percent included balloon payments.  By comparison, of the $1.0 billion of loans purchased in the Farm & Ranch line of business during 2016, 60 percent included balloon payments.

Farmer Mac's new and expanded business relationships with larger regional and national lenders has led to an increase in Farmer Mac's loan purchase volume and the average transaction size within the Farm & Ranch line of business. The average unpaid principal balance of loans purchased in the Farm & Ranch line of business was $781,000 in 2017, compared to $665,000 during 2016 and $666,000 during 2015. As of December 31, 2017 and 2016, the average unpaid principal balance of loans outstanding in the Farm & Ranch line of business was $642,000 and $611,000, respectively.

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

LTSPCs.  An LTSPC commits Farmer Mac, subject to the terms of the applicable LTSPC agreement, to a future purchase of one or more loans from an identified pool of eligible loans that met Farmer Mac's standards at the time the transaction was entered into and Farmer Mac assumed the credit risk on the loans.  The LTSPC structure, which is not a guarantee of loans or securities, permits the lender to retain the loan pool in its portfolio until such time, if ever, as the lender elects to deliver some or all of the loans in the pool to Farmer Mac for purchase under the terms of the LTSPC agreement.  As consideration for its assumption of the credit risk on loans underlying an LTSPC, Farmer Mac receives commitment fees payable monthly in arrears.  Farmer Mac offers different options under LTSPC arrangements to meet the credit and liquidity needs of its counterparties. Some LTSPCs provide that the underlying loans can be converted into Farm & Ranch Guaranteed Securities at the option of the counterparty with no conversion fee paid to Farmer Mac. Some LTSPCs contain risk sharing arrangements that provide for the counterparty to absorb up to a specified amount (typically between one and five percent of the original principal balance of the loan pool) of any losses incurred on the loans in the pool. As of December 31, 2017 and 2016, approximately 7.2 percent and 9.3 percent, respectively, of total LTSPCs and Farm & Ranch Guaranteed Securities, including those consolidated as loans on Farmer Mac's balance sheet, contained risk sharing arrangements.

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

In 2017, Farmer Mac entered into $554.7 million of LTSPCs, compared to $399.1 million in 2016, in the Farm & Ranch line of business.  In 2017, LTSPCs were the preferred credit enhancement alternative for new credit protection transactions, and they continue to be a significant portion of the Farm & Ranch line of business.  During 2017 and 2016, there were no conversions of LTSPCs into Farm & Ranch Guaranteed Securities.  As of December 31, 2017, the aggregate principal balance of the loans underlying LTSPCs in Farmer Mac's Farm & Ranch line of business was $2.3 billion.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume."

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

Of the $19.0 billion outstanding principal balance of assets included in Farmer Mac's four lines of business as of December 31, 2017, $1.7 billion were in the form of Farm & Ranch Guaranteed Securities created from the deposit of eligible loan assets into securitization trusts that issue "pass-through" certificates representing interests in the underlying assets. This type of securitization structure may involve the deposit of either whole loans or loan participation interests into the trusts.

As of December 31, 2017, Farmer Mac had outstanding Farm & Ranch Guaranteed Securities of $1.4 billion that represent interests in whole loans and $333.5 million that represent interests in loan participations as a result of conversions from LTSPCs. Both types of transactions involve the deposit of eligible assets into securitization trusts along with all of the rights under related agreements that provide for, among other things, remedies for any breaches of representations and warranties made by the lender and the servicing of the underlying assets. In each of these transactions, the related trust has issued securities that represent interests in the assets of the trust and that Farmer Mac guarantees as to the timely payment of principal and interest.

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

For the years ended December 31, 2017 and 2016, Farmer Mac sold Farm & Ranch Guaranteed Securities in the amounts of $363.5 million and $511.4 million, respectively.  No gains or losses resulted from these sales in either 2017 or 2016.  During 2017 and 2016, there were no conversions of LTSPCs into Farm & Ranch Guaranteed Securities.  As of December 31, 2017, the aggregate principal balance of the loans that backed Farmer Mac's Farm & Ranch Guaranteed Securities, which may or may not be consolidated on-balance sheet depending on the primary beneficiary determination described above, was $1.7 billion.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume."

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

Farmer Mac evaluates these standards on an ongoing basis based on current and anticipated market conditions, and adjusts these standards as Farmer Mac determines is necessary. Farmer Mac also uses an interest rate shock test for adjustable rate Farm & Ranch loans with initial reset periods of less than five years.

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

Loans not exceeding $1.5 million that are secured by eligible collateral with original LTVs not greater than 55 percent made to borrowers with high credit scores and adequate financial resources may be accepted without further underwriting tests being applied.

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

Approved Lenders

As of December 31, 2017, Farmer Mac had 680 approved lenders eligible to participate in Farmer Mac's Farm & Ranch line of business, ranging from single-office to multi-branch institutions, spanning community banks, FCS institutions, mortgage companies, mortgage funds, commercial banks, and insurance companies, compared to 638 eligible approved lenders as of December 31, 2016.  In addition to participating directly in the Farm & Ranch line of business, some of the approved lenders facilitate indirect participation by other lenders by managing correspondent networks of lenders from which the approved lenders purchase loans to sell to Farmer Mac.  As of December 31, 2017, of the 680 approved lenders eligible to participate, 196 lenders had been active participants in the Farm & Ranch line of business during the previous 12 months by either selling at least one loan to Farmer Mac or entering into an LTSPC transaction with Farmer Mac, as compared to 184 out of 638 approved lenders as of December 31, 2016.

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

Servicing

Farmer Mac generally does not directly service the loans included in the Farm & Ranch line of business, although in some cases Farmer Mac may assume direct servicing for defaulted loans.  Farmer Mac serves in the role of master servicer for Farm & Ranch loans held by Farmer Mac and for whole loans underlying Farm & Ranch Guaranteed Securities. In that capacity, Farmer Mac contracts with other institutions, known as central servicers, to undertake the majority of the servicing responsibilities for the loans in accordance with Farmer Mac's specified servicing requirements. For these loans, the central servicer may or may not be the same entity as the lender that sold the loans to Farmer Mac, and the originating lenders may retain some direct borrower contacts, referred to as "field servicing" functions. Field servicers may enter into contracts with Farmer Mac's central servicers that specify the retained servicing functions.

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

Summary of USDA Guarantees Transactions

Farmer Mac guarantees the timely payment of principal and interest on Farmer Mac Guaranteed USDA Securities backed by USDA Securities.  Farmer Mac does not guarantee the repayment of the USDA Securities themselves.  During the year ended December 31, 2017, Farmer Mac II LLC purchased approximately $531.7 million of USDA Securities, of which $375.7 million were retained and $156.0 million were securitized and sold to lenders or other investors in the form of Farmer Mac Guaranteed USDA Securities. During the year ended December 31, 2016, Farmer Mac II LLC purchased approximately $481.3 million of USDA Securities, of which $383.3 million were retained and $98.0 million were securitized and sold to lenders or other investors in the form of Farmer Mac Guaranteed USDA Securities. During the year ended December 31, 2015, Farmer Mac II LLC purchased approximately $376.9 million of USDA Securities, all of which were retained. In addition to the purchases of USDA Securities made by Farmer Mac II LLC in 2017, Farmer Mac purchased for its liquidity investment portfolio $45.0 million of USDA Securities that were not eligible for Farmer Mac's USDA Guarantees line of business because the related USDA guarantees were issued under authority not related to the Consolidated Farm and Rural Development Act. Farmer Mac did not purchase any USDA Securities in 2016 or 2015. During 2017, 2016, and 2015, Farmer Mac and Farmer Mac II LLC conducted USDA Guarantees transactions with 222, 222, and 209 entities, respectively.

As of December 31, 2017 and 2016, $2.4 billion and $2.1 billion, respectively, of Farmer Mac Guaranteed USDA Securities and USDA Securities were outstanding.  The following table presents activity in the USDA Guarantees line of business for each of the years indicated:

	For the Year Ended December 31,
	2017	2016	2015
	(in thousands)
Purchased and retained	$375,715	$383,303	$376,935
Purchased and sold	155,969	97,954	—
Total	$531,684	$481,257	$376,935

The following table presents the outstanding balance of USDA Securities and Farmer Mac Guaranteed USDA Securities as of the dates indicated:

	As of December 31,
	2017	2016
	(in thousands)
On-balance sheet:
USDA Securities	$2,068,017	$1,954,800
Farmer Mac Guaranteed USDA Securities	29,980	35,599
Off-balance sheet:
Farmer Mac Guaranteed USDA Securities	254,217	103,976
Total	$2,352,214	$2,094,375

As of December 31, 2017, Farmer Mac had experienced no other-than-temporary impairment on any of its Farmer Mac Guaranteed USDA Securities or USDA Securities.

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

Lenders.  Any lender authorized by the USDA to obtain a USDA guarantee on a loan may participate in Farmer Mac's USDA Guarantees line of business.  During both 2017 and 2016, 222 lenders, consisting mostly of community and regional banks, sold USDA Securities to Farmer Mac.

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

Summary of Rural Utilities Transactions

During the year ended December 31, 2017, Farmer Mac added $137.3 million of new Rural Utilities business, compared to $491.9 million and $630.6 million for the years ended December 31, 2016 and 2015, respectively.  As of both December 31, 2017 and 2016, the aggregate outstanding principal balance of Rural Utilities loans held and underlying LTSPCs was $1.9 billion.

The following table summarizes new Rural Utilities business activity for each of the years ended December 31, 2017, 2016, and 2015:

	For the Year Ended December 31,
	2017	2016	2015
	(in thousands)
Loans	$137,341	$50,491	$108,337
LTSPCs	—	441,404	522,262
Total	$137,341	$491,895	$630,599

The following table presents the outstanding balances of Rural Utilities loans held as of the dates indicated:

	As of December 31,
	2017	2016
	(in thousands)
On-balance sheet:
Loans	$1,076,291	$999,512
Off-balance sheet:
LTSPCs(1)	806,342	878,598
Total	$1,882,633	$1,878,110

(1)	Includes $20.0 million related to one-year loan purchase commitments on which Farmer Mac receives a nominal unused commitment fee as of both December 31, 2017 and 2016, respectively.

Loan Eligibility

To be eligible for Farmer Mac's Rural Utilities line of business, a rural utilities loan (or an interest in such a loan) is required to:

•	be made for an electric or telephone facility by a lender organized as a cooperative to a borrower that has received or is eligible to receive a loan under the REA;

•	be performing and not more than 30 days delinquent; and

•	meet Farmer Mac's underwriting standards described in more detail below.

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

Collateral

It is customary in loans to distribution cooperatives and G&T cooperatives for the lender to take a security interest in substantially all of the borrower's assets. In cases in which Farmer Mac purchases a rural utilities loan with a pledge of all assets and a lender also has a lien on all assets, Farmer Mac verifies that a lien accommodation results in either a shared first lien or a first lien in favor of Farmer Mac.  In cases where debt indentures are used, Farmer Mac determines if available collateral is adequate to support the loan program and Farmer Mac's investment. As of December 31, 2017, substantially all of the Rural Utilities loans held by Farmer Mac consisted of loans with a pledge of all assets. Farmer Mac sometimes purchases unsecured Rural Utilities loans that meet stricter underwriting standards than those described above under "—Underwriting." In accordance with Farmer Mac's internal policies, the total outstanding balance of unsecured Rural Utilities loans may not exceed $100 million. As of December 31, 2017, Farmer Mac held $25.1 million of unsecured Rural Utilities loans.

Servicing

Farmer Mac generally does not directly service the Rural Utilities loans held in its portfolio.  Those loans are serviced by a servicer designated by Farmer Mac. National Rural Utilities Cooperative Finance Corporation ("CFC") currently services all of the Rural Utilities loans in Farmer Mac's portfolio. CFC is a related party to Farmer Mac by virtue of CFC's stock ownership in Farmer Mac. As of December 31, 2017, CFC held approximately 8 percent of Farmer Mac's outstanding Class A voting common stock (or approximately 5 percent of total voting shares). See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Related Party Transactions."

Approved Lenders

Farmer Mac's charter requires eligible rural utilities loans be made by a lender organized as a cooperative.  Currently, the only two rural utilities lenders that are cooperatives are CFC and CoBank, ACB ("CoBank"), an institution of the FCS.  To date, CFC is the only lender to have participated in Farmer Mac's Rural Utilities line of business.

Portfolio Diversification

Rural utilities loans are made throughout the entire United States.  Farmer Mac analyzes the geographic distribution of loans to cooperatives and considers regional concentration levels in connection with its business activities under the Rural Utilities program.  As of December 31, 2017, Farmer Mac had direct credit exposure on 1,066 loans to electric cooperatives constituting $1.9 billion across 39 states.

Farmer Mac's charter does not prescribe a maximum loan size for an eligible rural utilities loan, but Farmer Mac currently has a $50.0 million limit in place for cumulative direct credit exposure on those loans (e.g., purchases of loans, LTSPCs, or guarantees of securities representing interests in loans) to any one borrower or group of related borrowers. For indirect credit exposures on rural utilities loans (e.g., AgVantage transactions), Farmer Mac's current limit is $75.0 million for cumulative loan exposure to any one borrower or related borrowers, with the amount of any direct exposure to a borrower not counting toward the $75.0 million limit.  See "Business—Farmer Mac's Lines of Business—Institutional Credit." As of December 31, 2017, Farmer Mac's direct credit exposure to rural utilities loans consisted of $1.4 billion in loans to distribution cooperatives and $0.5 billion in loans to G&T cooperatives.

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

For AgVantage securities that are secured by Farm & Ranch loans, Farmer Mac requires that the loans meet the minimum standards set forth in the charter for those types of loans and that the value is supported by either appraisals that conform to USPAP or similar collateral valuation methods based upon Farmer Mac's evaluation of the lender's collateral valuation protocols and history. Although the charter does not prescribe a maximum loan size or a total borrower exposure for an eligible Farm & Ranch loan secured by 1,000 acres or less of agricultural real estate, for AgVantage transactions Farmer Mac currently limits the size of those loans to $75.0 million in cumulative exposure through a single lender to any one borrower or group of related borrowers (with the amount of any direct borrower exposure not counting toward the $75 million limit).

Farmer Mac has tailored a version of its AgVantage product to focus on institutional investors in agricultural assets that qualify as collateral for the types of loans eligible for the Farm & Ranch line of business. Farmer Mac refers to this product variation as the Farm Equity AgVantage® product. This product has similar requirements for AgVantage securities secured by Farm & Ranch loans described above, but Farmer Mac also requires that Farm Equity AgVantage transactions and AgVantage transactions with smaller financial funds or entities (1) generally maintain a higher collateralization level, through lower loan-to-value ratio thresholds and higher overcollateralization requirements, and (2) generally contain specified financial covenants for the life of the related AgVantage security to avoid default. As of December 31, 2017, Farmer Mac had $279.7 million of outstanding Farm Equity AgVantage securities.

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

•	the collateral to be classified as performing and not in payment default beyond the applicable cure period; and

•	the collateralization (consisting of current, performing loans) to be maintained at the contractually prescribed level, in an amount at least equal to the outstanding principal amount of the security.

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

Farmer Mac's charter does not prescribe a maximum loan size or a total borrower exposure for an eligible rural utilities loan, but Farmer Mac's current limit for AgVantage transactions is $75.0 million for cumulative loan exposure to any one borrower or related borrowers (with the amount of any direct exposure to a borrower not counting towards the $75 million limit). Farmer Mac also permits up to 20 percent of rural utilities loans pledged to secure AgVantage securities to be unsecured or secured by less than all of the borrower's assets. As of December 31, 2017, all AgVantage securities secured by eligible rural utilities loans were issued by CFC, which is a related party to Farmer Mac by virtue of CFC's stock ownership in Farmer Mac. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Related Party Transactions."

As of December 31, 2017, Farmer Mac had not experienced any credit losses, nor had it been called upon to make a guarantee payment to third parties, on any of its AgVantage securities. For more information on Farmer Mac's AgVantage securities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Institutional."

Summary of Institutional Credit Transactions

During the year ended December 31, 2017, Farmer Mac added a total of $2.4 billion of new business volume under the Institutional Credit line of business. That new business volume was partially offset by repayments on existing assets (principal paydowns and maturities) during the year, resulting in $7.9 billion of total outstanding business volume in this line of business as of December 31, 2017, compared to $7.3 billion as of December 31, 2016.

As of December 31, 2017 and 2016, the outstanding principal amount of AgVantage securities held by Farmer Mac on its balance sheet was $7.6 billion and $6.0 billion, respectively.  As of December 31, 2017 and 2016, the aggregate outstanding principal amount of off-balance sheet AgVantage securities sold to third parties totaled $0.3 billion and $1.3 billion, respectively. The decrease in the unpaid principal balance of outstanding off-balance sheet AgVantage securities from year-end 2016 was attributable to the refinancing of a $1.0 billion AgVantage security that matured in April 2017 into three new on-balance sheet AgVantage securities. Previously, $970.0 million of this $1.0 billion maturing AgVantage security was reported as off-balance sheet business volume because it was owned by third party investors. The amount as of both December 31, 2017 and 2016 includes a $300.0 million revolving floating rate AgVantage facility entered into with CFC. During 2017, $100.0 million of this facility was drawn and subsequently repaid. During 2016, this facility was not utilized. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Institutional." The following table summarizes new Institutional Credit line of business activity for each of the years ended December 31, 2017, 2016, and 2015:

	For the Year Ended December 31,
	2017	2016	2015
	(in thousands)
AgVantage Securities	$2,383,912	$2,098,852	$743,158
Revolving floating rate AgVantage facility	—	—	300,000
	$2,383,912	$2,098,852	$1,043,158

The following table presents the outstanding principal amount of AgVantage securities held by Farmer Mac and off-balance sheet AgVantage securities as of the dates indicated:

	As of December 31,
	2017	2016
	(in thousands)
On-balance sheet:
AgVantage Securities	$7,593,322	$6,004,472
Off-balance sheet:
AgVantage Securities	$11,556	$983,214
Revolving floating rate AgVantage facility(1)	300,000	300,000
Total off-balance sheet	$311,556	$1,283,214
Total	$7,904,878	$7,287,686

(1)
During 2017, $100.0 million of this facility was drawn and subsequently repaid. During 2016, this facility was not utilized. Farmer Mac receives a fixed fee based on the full dollar amount of the facility. If the counterparty draws on the facility, the amounts drawn will be in the form of AgVantage Securities, and Farmer Mac will earn interest income on those securities.

FUNDING OF GUARANTEE AND LTSPC OBLIGATIONS

The principal sources of funding for the payment of Farmer Mac's obligations under its guarantees and LTSPCs are the fees Farmer Mac receives for its guarantees and commitments, net effective spread, proceeds of debt issuances, loan repayments, and maturities of AgVantage securities.  Farmer Mac satisfies its obligations under LTSPCs and its guarantees by purchasing defaulted loans out of LTSPCs and from the related trusts for Farmer Mac Guaranteed Securities.  Farmer Mac typically recovers a significant portion of the value of defaulted loans purchased either through borrower payments, loan payoffs, payments by third parties, or foreclosure and sale of the property securing the loans.  Net credit losses/(gains) arising from Farmer Mac's guarantees and commitments include charge-offs/(recoveries) against its allowance for losses, gains and losses on the sale of real estate owned ("REO"), which consists of real estate acquired through foreclosure, and fair value adjustments of REOs held.  During 2017, Farmer Mac had net credit gains of $1.4 million, compared to net credit losses of $0.2 million during 2016. The net credit gains during 2017 included $1.7 million of net gains on the sale of REO compared to $15,000 during 2016.

Farmer Mac's charter requires Farmer Mac to maintain in its accounts a portion of the guarantee fees it receives from its guarantee activities as a reserve against losses.  As of December 31, 2017, this reserve against losses arising from Farmer Mac's guarantee activities was $71.6 million.  Farmer Mac calculates the amount of this statutorily required reserve against losses arising from its guarantee activities based on the credit risk component of guarantee fees received on all Farmer Mac Guaranteed Securities, including AgVantage securities. This amount does not represent either anticipated credit losses or estimated probable credit losses and does not directly relate to either the allowance for loan losses or the reserve for losses in Farmer Mac's consolidated balance sheets. Rather, this is the amount of capital that must be exhausted before Farmer Mac may issue obligations to the U.S. Treasury against the $1.5 billion that Farmer Mac is statutorily authorized to borrow from the U.S. Treasury to fulfill its guarantee obligations.  That borrowing authority is not intended to be a routine funding source and has never been used.  For a more detailed discussion of Farmer Mac's borrowing authority from the U.S. Treasury, see "Business—Farmer Mac's Authority to Borrow from the U.S. Treasury."

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

FINANCING

Debt Issuance

Farmer Mac's statutory charter authorizes Farmer Mac to issue debt obligations to purchase eligible loans, USDA Securities, and Farmer Mac Guaranteed Securities, and to maintain reasonable amounts for business operations, including adequate liquidity.  Farmer Mac funds its purchases of eligible loan assets and liquidity investment assets primarily by issuing debt obligations of various maturities in the public capital markets.  Farmer Mac also issues debt obligations to obtain funds to finance its transaction costs and its obligations under guarantees and LTSPCs.  Farmer Mac's debt obligations include discount notes and fixed and floating rate medium-term notes, including callable notes, all of which are unsecured general obligations of Farmer Mac. Discount notes generally have original maturities of 1.0 year or less, whereas medium-term notes generally have maturities of 0.5 years to 15.0 years.

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

Farmer Mac's board of directors has authorized the issuance of up to $18.0 billion of discount notes and medium-term notes (of which $15.5 billion was outstanding as of December 31, 2017), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing needs.  Farmer Mac invests the proceeds of its debt issuances in loan purchases, Farmer Mac Guaranteed Securities, and liquidity investment assets in accordance with policies established by its board of directors that comply with FCA's Liquidity and Investment Regulations, which establish limitations on dollar amount, issuer concentration, and credit quality.  Farmer Mac's regular debt issuance supports its access to the capital markets, and Farmer Mac's liquidity investment assets provide an alternative source of funds should market conditions be unfavorable.  Farmer Mac's current policies authorize liquidity investments in:

•	obligations of or guaranteed by the United States;

•	obligations of or guaranteed by GSEs;

•	municipal securities;

•	international and multilateral development bank obligations;

•	money market instruments;

•	diversified investment funds;

•	asset-backed securities;

•	corporate debt securities;

•	mortgage-backed securities; and

•	preferred stock issued by other FCS institutions.

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

As of December 31, 2017, the following shares of Farmer Mac common stock were outstanding:

•	1,030,780 shares of Class A voting common stock;

•	500,301 shares of Class B voting common stock; and

•	9,087,670 shares of Class C non-voting common stock.

Farmer Mac's board of directors approved a share repurchase program during third quarter 2015 authorizing Farmer Mac to repurchase up to $25.0 million of its outstanding Class C non-voting common stock for two years. In August 2017, Farmer Mac's board of directors approved the continuation of the share repurchase program on its existing terms through August 2019 for the repurchase of up to $5.4 million of Farmer Mac's outstanding Class C non-voting common stock, which is the amount currently remaining under the share repurchase program as originally authorized. As of December 31, 2017, Farmer Mac had repurchased approximately 668,000 shares of Class C non-voting common stock at a cost of approximately $19.6 million pursuant to the share repurchase program.

The following table presents the dividends declared on Farmer Mac's common stock during and subsequent to 2017:

Date Dividend Declared	Per Share Amount	For Holders Of Record As Of	Date Paid
March 1, 2017	$0.36	March 20, 2017	March 31, 2017
May 3, 2017	$0.36	June 15, 2017	June 30, 2017
August 3, 2017	$0.36	September 15, 2017	September 29, 2017
November 1, 2017	$0.36	December 15, 2017	December 29, 2017
February 28, 2018	$0.58	March 19, 2018	*
*  The dividend declared on February 28, 2018 is scheduled to be paid on March 30, 2018.

Farmer Mac's ability to declare and pay common stock dividends could be restricted if it were to fail to comply with applicable capital requirements.  See Note 9 to the consolidated financial statements and "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards."

Preferred Stock

No ownership restrictions apply to any preferred stock issued by Farmer Mac, and those securities are freely transferable. As of December 31, 2017, the following shares of Farmer Mac preferred stock were outstanding:

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

The following table presents the dividends declared and paid on Series A Preferred Stock during and subsequent to 2017:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
March 1, 2017	$0.3672	January 18, 2017	April 17, 2017	April 17, 2017
May 3, 2017	$0.3672	April 18, 2017	July 17, 2017	July 17, 2017
August 3, 2017	$0.3672	July 18, 2017	October 17, 2017	October 17, 2017
November 1, 2017	$0.3672	October 18, 2017	January 17, 2018	January 17, 2018
February 28, 2018	$0.3672	January 18, 2018	April 17, 2018	*
* The dividend declared on February 28, 2018 is scheduled to be paid on April 17, 2018.

The following table presents the dividends declared and paid on Series B Preferred Stock during and subsequent to 2017:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
March 1, 2017	$0.4297	January 18, 2017	April 17, 2017	April 17, 2017
May 3, 2017	$0.4297	April 18, 2017	July 17, 2017	July 17, 2017
August 3, 2017	$0.4297	July 18, 2017	October 17, 2017	October 17, 2017
November 1, 2017	$0.4297	October 18, 2017	January 17, 2018	January 17, 2018
February 28, 2018	$0.4297	January 18, 2018	April 17, 2018	*
* The dividend declared on February 28, 2018 is scheduled to be paid on April 17, 2018.

The following table presents the dividends declared and paid on Series C Preferred Stock during and subsequent to 2017:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
March 1, 2017	$0.3750	January 18, 2017	April 17, 2017	April 17, 2017
May 3, 2017	$0.3750	April 18, 2017	July 17, 2017	July 17, 2017
August 3, 2017	$0.3750	July 18, 2017	October 17, 2017	October 17, 2017
November 1, 2017	$0.3750	October 18, 2017	January 17, 2018	January 17, 2018
February 28, 2018	$0.3750	January 18, 2018	April 17, 2018	*
* The dividend declared on February 28, 2018 is scheduled to be paid on April 17, 2018.

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

$71.6 million as of December 31, 2017); and

•	the proceeds of such obligations are needed to fulfill Farmer Mac's guarantee obligations.

Any debt obligations issued by Farmer Mac under this authority would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac. Farmer Mac would be required to repurchase any of its debt obligations held by the U.S. Treasury within a "reasonable time."  As of December 31, 2017, Farmer Mac had not used this borrowing authority and does not expect to use this borrowing authority in the future.

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

Farmer Mac's charter requires an annual examination of the financial transactions of Farmer Mac and authorizes FCA to assess Farmer Mac for the cost of its regulatory activities, including the cost of any examination.  Each year, OSMO conducts an examination of Farmer Mac to evaluate its safety and soundness, compliance with applicable laws and regulations, and mission achievement.  The examination includes a review of Farmer Mac's capital adequacy, asset quality, management performance, earnings, liquidity, and sensitivity to interest rate risk.  OSMO may also conduct additional oversight and examination activities that are not related to its annual examination of Farmer Mac at any other time it determines necessary. Farmer Mac is also required to file quarterly reports of condition with FCA.

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

As of December 31, 2017, Farmer Mac's statutory minimum and critical capital requirements were $520.3 million and $260.1 million, respectively, and its actual core capital level was $657.1 million, which is $136.8 million above the statutory minimum capital requirement and $397.0 million above the statutory critical capital requirement.  Based on the risk-based capital stress test, Farmer Mac's risk-based capital requirement as of December 31, 2017 was $235.4 million and Farmer Mac's regulatory capital of $665.9 million exceeded that amount by approximately $430.5 million.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements" for a presentation of Farmer Mac's current regulatory capital position.

Enforcement Levels.  Farmer Mac's charter directs FCA to classify Farmer Mac within one of four enforcement levels for purposes of determining compliance with the capital standards established by Farmer Mac's charter.  As of December 31, 2017, Farmer Mac was classified as within level I – the highest compliance level.

Failure to comply with the applicable required capital level in the charter would result in Farmer Mac being classified as within level II (below the applicable risk-based capital level, but above the minimum capital level), level III (below the minimum capital level, but above the critical capital level) or level IV (below the critical capital level).  If Farmer Mac were classified as within level II, III or IV, the charter requires the Director of OSMO to take a number of mandatory supervisory measures and provides the Director with discretionary authority to take various optional supervisory measures depending on the level in which Farmer Mac is classified.  The mandatory measures applicable to levels II and III include:

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

Capital Adequacy Requirements. Under FCA's rule on capital planning, Farmer Mac must develop and submit to OSMO for approval annually a plan for capital that considers the sources and uses of Farmer Mac's capital, addresses capital projections under stress scenarios, assesses Farmer Mac's overall capital adequacy, and incorporates a Farmer Mac board-approved policy on capital adequacy. In accordance with this regulation, Farmer Mac's board of directors has established a policy that will require Farmer Mac to maintain an adequate level of "Tier 1" capital, consisting of retained earnings, paid-in-capital, common stock, qualifying preferred stock, and accumulated other comprehensive income allocable to "non-program" investments that are not included in the Farm & Ranch, USDA Guarantees, Rural Utilities, and Institutional Credit lines of business. Under this policy, Farmer Mac must have maintained at all times during 2017 a Tier 1 capital ratio of not less than 6.75 percent of risk-weighted assets, calculated using an advanced internal ratings based ("AIRB") asset risk weighting regime that is consistent with current Basel-based principles, with the minimum Tier 1 capital ratio increasing to 7.0 percent in 2018 and thereafter.

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

These distribution restrictions will remain for so long as the Tier 1 capital conservation buffer remains at or below the minimum level of 2.5 percent, and Farmer Mac's board of directors may consider other factors, such as GAAP earnings and other regulatory requirements, in determining whether to restrict capital distributions, including dividends and bonus payments. As of December 31, 2017, Farmer Mac's Tier 1 capital ratio was 12.6%. In 2016, Farmer Mac adjusted the calculation of its Tier 1 capital ratio to eliminate certain interest rate risk components of the risk weighting of assets to reflect the fact that Farmer Mac pursues a match-funding approach to funding its assets and therefore does not bear material interest rate risk in its portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements" for more information on Farmer

Mac's Tier 1 capital ratio. Farmer Mac does not expect its compliance on an ongoing basis with FCA's rule on capital planning, including Farmer Mac's policy on Tier 1 capital, to materially affect Farmer Mac's operations or financial condition.

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

External factors or variables beyond Farmer Mac's or borrowers' control that could negatively affect borrowers' profitability, and therefore, their repayment capacity, could cause Farmer Mac to experience increased delinquency rates, default rates, and credit losses within its loan portfolio, including, but not limited to:

•
severe protracted or sudden adverse weather conditions, natural disasters, wildfires, animal and plant disease outbreaks, restrictions on water supply or changes to sustainable groundwater management practices, limited access to transportation to move agricultural products to markets, or other conditions affecting particular geographic regions or industries;

•	volatility in revenues or production expenses as a result of changes in commodity or fuel prices or labor costs or availability within any particular industry;

•	fluctuations in currency exchange markets, modifications to U.S. or global trade policies, or changes in the global economy that would reduce export demand for U.S. agricultural products;

•	slow or negative domestic or international economic growth, which could reduce demand for U.S. agricultural products;

•	adverse changes in interest rates, agricultural land values, or other factors that may affect delinquency levels and credit losses on agricultural real estate mortgage loans;

•	legislative or regulatory developments or actions adversely affecting the agricultural industry or the rural utilities industry;

•	changes in the general economy that could affect the availability of off-farm sources of income and prices of real estate for borrowers; and

•
economic conditions or technological advances that may negatively affect the market for electricity in rural areas and consequently limit the ability of rural electric cooperatives to provide electricity or raise rates to achieve profitable levels.

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

In the Farm & Ranch line of business, repayment of loans typically depends on the success of the related farming operation, which, in turn, depends on many variables and factors, including those described above, over which farmers may have little or no control. Farmer Mac's credit risk may also increase in the case of a loan with a balloon payment due at maturity if the borrower seeks to refinance but is unable to do so. As of December 31, 2017, 65.9 percent of the loans in the Farm & Ranch line of business included balloon payments. Farmer Mac may also be subject to credit risk due to concentration in or exposure to a particular commodity type, geographic region, business partner, or borrower. Widespread weakening in the financial conditions of borrowers within a particular geographic region or commodity type or the default of any particular business partner could negatively impact Farmer Mac’s financial condition, and Farmer Mac’s policies regarding geographic and commodity concentration and its processes to monitor counterparty credit exposure may not be sufficient. Additionally, while Farmer Mac’s Farm & Ranch portfolio consists of loans varying in size and by borrower, the average size of loans purchased by Farmer Mac has increased and includes several large loans with large borrowers. The default of any one of these borrowers could also negatively impact Farmer Mac's financial condition. Farmer Mac's credit risk may also increase as a result of its exposure to loans that are adversely affected by a decline in the sale value of the underlying collateral, which can vary based on several factors, including commodity type, geographic region, and the degree to which the collateral is single-use or highly improved. Loans to borrowers in certain commodity groups or geographic regions that have had historically higher delinquency rates or credit losses relative to Farmer Mac's overall portfolio may present a higher risk of delinquency or credit losses in future periods. For example, as of December 31, 2017, loans to borrowers in the permanent plantings category comprised 19.9 percent of the Farm & Ranch portfolio, but delinquencies in this category comprised 38.9 percent of the aggregate delinquencies for all commodity categories. Also, the degree to which the collateral for a commodity group is single-use or highly improved, such as for permanent plantings, agricultural storage or processing facilities, or certain livestock facilities, may be a significant determinant of the probability of ultimate losses on a given loan because producers requiring such highly improved collateral are less able to adapt their operations or switch commodity groups when faced with adverse conditions. For example, as of December 31, 2017, loans to borrowers in the Agricultural Storage and Processing category (including ethanol facilities) comprised 0.9 percent of the Farm & Ranch portfolio, but cumulative net credit losses for this category comprised 47.3 percent of the cumulative net credit losses for all categories. Widespread deterioration in collateral values, resulting in the undercollateralization of the related loans, could have a material adverse effect on Farmer Mac's financial condition, results of operations, liquidity, or capital levels.

In the Rural Utilities line of business, eligible utilities operations include the distribution of electricity, the generation and transmission of electricity, and telecommunications.  Repayment of eligible loans in this line of business could be affected by several factors. Although each type of utilities operation has different inherent risks associated with it, all of them could be potentially affected by changes in public and regulatory policies.  In addition, business cash flows can be disrupted as a result of storms, though distribution cooperatives have in place cost-sharing arrangements with providers in other regions that mitigate this exposure.  Historically, natural disasters have often resulted in disaster area declarations and financial aid to utilities providers through the Federal Emergency Management Agency and other conduits, although there can be no assurance that any such aid would be available in the event of any future natural disaster.  Electrical distribution and generation cooperatives can also be adversely affected by changes in fuel costs and prices received from consumers, as well as by contractual power obligations that do not match up with supply or demand.  Additionally, technological advances and innovation in the power industry could reduce customer demand for electricity in the future. If Farmer Mac purchases telecommunications loans in the future, the depth and pace of technological change in the telecommunications industry can also provide significant challenges, as the industry requires heavy capital investment and correct judgments about the sustainability of new technologies in an area with many competitors. If any of the factors described above negatively impacts the cash flows or financial condition of utilities operations that are borrowers on loans in Farmer Mac's Rural Utilities portfolio, Farmer Mac's financial condition, results of operations, liquidity, or capital levels could be adversely affected.

Farmer Mac Guaranteed Securities and LTSPCs expose Farmer Mac to significant contingent liabilities, and Farmer Mac's ability to fulfill its obligations under its guarantees and LTSPCs may be limited.

Farmer Mac's guarantee and purchase commitment obligations to third parties, including Farmer Mac Guaranteed Securities and LTSPCs, are obligations of Farmer Mac only and are not backed by the full faith and credit of the United States, FCA, or any other agency or instrumentality of the United States other than Farmer Mac. As of December 31, 2017, Farmer Mac had $4.0 billion of contingent liabilities related to Farmer Mac Guaranteed Securities and LTSPCs issued to third parties, which represents Farmer Mac's exposure if all loans underlying these guarantees and LTSPCs defaulted and Farmer Mac recovered no value from the related collateral. Farmer Mac's principal sources of funds for payments on all of its liabilities, including claims that may arise under its guarantees and LTSPCs, are the liquid assets held by Farmer Mac (including cash and cash equivalents), guarantee and commitment fees, interest payments on assets held by Farmer Mac, loan repayments, repayment of principal amounts due upon maturity of AgVantage securities, and proceeds from the issuance of debt securities.  If all of the loans underlying Farmer Mac's guarantees and LTSPCs defaulted and Farmer Mac recovered no value from the related collateral, the funds for payment on these guarantees and LTSPCs could be substantially less than the aggregate amount of the corresponding liabilities. It is difficult to quantify at any particular point in time the funds that would be available from interest payments, loan repayments, and maturing AgVantage securities for payment on Farmer Mac's guarantees and LTSPCs, and Farmer Mac's ability to issue debt as a source of repayment would be subject to its ability to access the debt markets and market conditions at that time. As of December 31, 2017, Farmer Mac held cash, cash equivalents, and other investment securities with a fair value of $2.6 billion that could be used as a source of funds for payment on its obligations. Although Farmer Mac believes that it remains well-collateralized on the assets underlying its guarantee and purchase commitment obligations to third parties and that the estimated probable losses for these obligations remain low relative to the amount available for payment of claims on these obligations, Farmer Mac's total contingent liabilities for these obligations exceed the amount it may have available for payment of claims on these obligations. See "Management's Discussion and Analysis—Risk Management—Credit Risk – Loans and Guarantees" for more information on Farmer Mac's management of credit risk.

Farmer Mac is exposed to counterparty credit risk on AgVantage securities that could materially and adversely affect its business, operating results, and financial condition.

Farmer Mac is exposed to credit risk from issuers of AgVantage securities. Each AgVantage security is a general obligation of an issuing institution secured by eligible loans in an amount at least equal to the outstanding principal amount of the security and guaranteed by Farmer Mac. Most of Farmer Mac's AgVantage exposure is concentrated in a small number of issuers. As of December 31, 2017, $7.4 billion of the $7.9 billion of AgVantage securities outstanding had been issued by three counterparties. A default by any of these counterparties could have a significant adverse effect on Farmer Mac's business, operating results, and financial condition. Farmer Mac seeks to manage its risk to AgVantage counterparties by reviewing each institution for which Farmer Mac has AgVantage exposure and requiring those institutions to meet Farmer Mac's standards for creditworthiness. In addition, Farmer Mac requires some level of overcollateralization (currently between 103 percent and 125 percent of the principal amount of the securities issued) and, in some cases, compliance by the counterparty with specified financial covenants for the life of the related AgVantage securities, for AgVantage securities secured by Farm & Ranch loans. Specifically, certain issuing institutions and smaller financial counterparties that use Farmer Mac's AgVantage or Farm Equity AgVantage products may not be considered as creditworthy as Farmer Mac's other counterparties issuing AgVantage securities. Therefore, these issuing institutions and smaller financial counterparties are subject to significantly higher overcollateralization requirements (currently between 120 percent and 125 percent of the principal amount of the securities issued) and must comply with specified financial covenants for the life of the related AgVantage securities.

Farmer Mac is exposed to counterparty credit risk on its investment securities that could materially and adversely affect its business, operating results, and financial condition.

Farmer Mac maintains an investment portfolio that can be drawn upon for liquidity needs. In addition to cash and cash equivalents (such as U.S. Treasury securities and short-term money market instruments), this portfolio consists of investment securities, including securities guaranteed by U.S. Government agencies and GSEs, corporate debt obligations, and auction-rate certificates. Though some of these investment securities do not qualify for purposes of calculating liquidity under the regulatory requirements prescribed by FCA, they still may be drawn upon for Farmer Mac's liquidity needs. Farmer Mac regularly reviews concentration limits to ensure that its investments are appropriately diversified and comply with policies approved by Farmer Mac's board of directors and with applicable FCA regulations, but Farmer Mac is still exposed to credit risk from issuers of the investment securities it holds. For example, as of December 31, 2017, Farmer Mac held at fair value, as part of its liquidity investment portfolio, $35.1 million of asset-backed securities principally backed by U.S. Government-guaranteed student loans (including $18.8 million of auction-rate certificates) and $893.8 million of investment securities guaranteed by GSEs. A default by multiple issuers of investment securities held by Farmer Mac, or by a single issuer of investment securities in which Farmer Mac is more heavily concentrated, could have an adverse effect on Farmer Mac's business, operating results, and financial condition.

Farmer Mac is exposed to swap counterparty credit risk on both its cleared and non-cleared swaps transactions that could materially and adversely affect its business, operating results, and financial condition.

Farmer Mac relies on interest rate swap contracts and hedging arrangements to effectively manage its interest rate risk. Farmer Mac clears a significant portion of its interest rate swaps through a swap clearinghouse through which centrally-cleared derivatives and futures contracts are traded, and posts initial and variation margin to this clearinghouse. These collateral postings expose Farmer Mac to institutional credit risk if either the clearinghouse or the futures commission merchant that Farmer Mac uses to post collateral to the clearinghouse fails to meet its obligations. Conversely, the use of centrally-cleared derivatives mitigates Farmer Mac's credit risk to individual counterparties because clearinghouses assume the credit risk among counterparties in centrally-cleared derivatives transactions. However, if either the clearinghouse or the futures commission merchant that Farmer Mac uses to post collateral to the clearinghouse fails to meet its obligations, Farmer Mac could face challenges in accessing its posted collateral, which could materially and adversely affect its business, operating results, and financial condition.

A portion of Farmer Mac's interest rate swap contracts are not cleared through swap clearinghouses, which creates swap counterparty credit risk on those non-cleared swaps transactions. In managing this risk, Farmer Mac contracts only with counterparties that have investment grade credit ratings, establishes and maintains minimum threshold collateral requirements that are scaled based upon credit ratings (for non-cleared swaps transactions entered into prior to March 2017), and enters into netting agreements. Additionally, new rules that became effective in March 2017 establish zero threshold requirements for the exchange of variation margin between Farmer Mac and its swap dealer counterparties in non-cleared swaps transactions entered into following the effective date. However, failure to perform under a non-cleared derivatives contract by one or more of Farmer Mac's counterparties could disrupt Farmer Mac's hedging operations, particularly if Farmer Mac were entitled to a termination payment under the terms of the contract that it did not receive, or if Farmer Mac were unable to reposition the swap with a new counterparty. Of the $8.8 billion combined notional amount of Farmer Mac's interest rate swaps as of December 31, 2017, $0.9 billion were not cleared through swap clearinghouses. As of December 31, 2017, Farmer Mac's credit exposure to interest rate swap counterparties was $28.5 million excluding netting arrangements and $0.5 million including netting arrangements.

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

•	competitive pressures in the purchase of loans eligible for Farmer Mac's lines of business and in the sale of Farmer Mac Guaranteed Securities and debt securities;

•	changes in interest rates that may increase the basis risk of Farmer Mac's hedging instruments, thereby increasing its funding costs; and

•	public perception of the risks posed by changes in Farmer Mac's executive leadership;

•
legislative or regulatory developments or interpretations of Farmer Mac's statutory charter, that could adversely affect Farmer Mac or its ability to offer new products, adversely affect the ability or motivation of certain lenders to participate in Farmer Mac's lines of business or the terms of any such participation, or increase the cost of related corporate activities.

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

•	Farmer Mac's financial results and changes in its financial condition;

•	public perception of the risks to, and stability and financial prospects of, Farmer Mac's business;

•	public perception of the risks posed by changes in Farmer Mac's executive leadership;

•	prevailing conditions in the capital markets;

•	lack of a public debt rating may reduce demand for Farmer Mac's debt securities;

•	competition from other issuers of GSE equity or debt; and

•	legislative or regulatory actions relating to Farmer Mac's business, including any actions that would affect Farmer Mac's GSE status.

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

As of December 31, 2017, Farmer Mac had $7.9 billion of AgVantage securities outstanding, of which $2.4 billion and $1.1 billion will be maturing in 2018 and 2019, respectively. Farmer Mac guarantees the timely payment of principal and interest on AgVantage securities and may retain AgVantage securities in its portfolio or sell them to third parties in the capital markets as Farmer Mac Guaranteed Securities. The terms of most AgVantage securities do not require the periodic payment of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due. If the issuer of a maturing AgVantage security defaults and does not pay the outstanding principal amount due upon maturity, Farmer Mac's liquidity position could be negatively affected because Farmer Mac will be required to obtain funds in a significant amount to pay the holder of the AgVantage security or, for AgVantage securities owned by Farmer Mac, to pay off the debt securities used to fund the purchase of the AgVantage securities. Farmer Mac's income could also be adversely affected if the issuer of a maturing AgVantage security does not issue new AgVantage securities to replace the maturing securities and Farmer Mac does not find alternate sources of business, or if the net interest margin earned by Farmer Mac on new AgVantage securities that replace maturing AgVantage securities is lower than the margin earned on the maturing AgVantage securities.

The loss of business from key business partners or customers could adversely affect Farmer Mac's business and result in a decrease in its revenues and profits.

Farmer Mac's business and ability to generate revenues and profits largely depends on its ability to purchase eligible loans or place eligible loans under guarantees or LTSPCs. Farmer Mac conducts a significant portion of its business with a small number of business partners. This results in vulnerability as existing assets pay down or mature and the status and needs of Farmer Mac's business partners evolve. In 2017, ten institutions generated approximately 59 percent of loan purchase volume in the Farm & Ranch line of business. As of December 31, 2017, approximately 93.9 percent of the $7.9 billion outstanding principal amount of AgVantage securities under Farmer Mac's Institutional Credit line of business were issued by three institutions. Transactions with CFC have represented 100 percent of business volume under Farmer Mac's Rural Utilities line of business since its inception in 2008. Farmer Mac's ability to maintain the current relationships with its business partners or customers and the business generated by those business partners or customers is significant to Farmer Mac's business. Consequently, the loss of business from any one of Farmer Mac's key business partners could negatively impact Farmer Mac's revenues and profitability. Furthermore, Farmer Mac may not be able to replace the loss of business of a key business partner or customer with alternate sources of business due to limitations on the types of assets eligible for the secondary market provided by Farmer Mac under its charter, which could adversely affect Farmer Mac's business and result in a decrease in its revenues and profits.

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

Although Farmer Mac strives to undertake its mission-related activities in a manner consistent with providing a positive return to Farmer Mac's stockholders, it is possible that these activities may contribute to a lower return to stockholders than if Farmer Mac's sole purpose were to maximize stockholder value. In addition, it is possible that the entities that regulate Farmer Mac could seek to alter or place limits on Farmer Mac's mission-related activities in the future or place limits on its investments that provide liquidity for Farmer Mac's mission-related activities. If this were to happen, and Farmer Mac were required to undertake activities involving greater risk to satisfy its Congressional mission or that generate lower returns or limited in the activities it was allowed to undertake, Farmer Mac's business, operating results, or financial condition could be adversely affected.

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

Many holders of Farmer Mac's voting common stock are rural lenders that may compete directly with each other. At times, some of these voting stockholders may also view Farmer Mac as an indirect competitor because Farmer Mac's secondary market activities often provide attractive funding and effective risk management tools that help many lenders compete in the origination of eligible rural loans. As long as Farmer Mac's Class A and Class B voting common stock is highly concentrated in a small number of institutions, there is the potential that these institutions will seek to influence Farmer Mac's business, strategy, or board composition in a way that may not be in the best interests of either Farmer Mac or all other stockholders. Furthermore, the interests of the holders of Farmer Mac's Class A and Class B voting common stock may not be fully aligned with each other or the interests of Farmer Mac's Class C non-voting common stockholders, and this could lead to a strategy that is not in the best interests of Farmer Mac or all of its stockholders. The holders of Farmer Mac's Class A voting common stock and the holders of Farmer Mac's Class B voting common stock each have the right to elect one third of the membership of Farmer Mac's board of directors. Accordingly, each of these stockholder classes has the potential to significantly influence Farmer Mac's business, strategy, and board composition in a manner that may not be in the best interests of all stockholders.

Changes in Farmer Mac's board of directors could adversely affect its business, operations, and strategy.

Farmer Mac's charter prescribes that its board of directors be comprised of fifteen members. Five members are elected by holders of Farmer Mac's Class A voting common stock, five members are elected by holders of Farmer Mac's Class B voting common stock, and five members are appointed by the President of the United States with the advice and consent of the United States Senate. The holders of Farmer Mac's Class A voting common stock and of Farmer Mac's Class B voting common stock each elect one third of the membership of Farmer Mac's board of directors annually. Farmer Mac's Presidentially-appointed members serve at the pleasure of the President of the United States, and therefore could be replaced at any time. If, as a result of annual elections or new Presidential appointments to the board, Farmer Mac were to experience a significant turnover in the membership of its board of directors within a short time period, Farmer Mac's business, operations, and strategy could be negatively affected. If several newly elected or appointed directors are not able to become proficient quickly in Farmer Mac's business, operations, and strategies, this could adversely affect the effectiveness of the Farmer Mac's board of directors in overseeing and managing the business, affairs, strategies, and operations of Farmer Mac.

Operational Risk

The inadequacy or failure of Farmer Mac's operational systems, cybersecurity plan, internal controls or processes, or infrastructure, or the inability of Farmer Mac to successfully implement enhancements to any of these or migrate to new systems or infrastructure could have a material adverse effect on Farmer Mac's business, liquidity, operating results, reputation, or financial condition.

Farmer Mac is exposed to operational risk due to the complex nature of its business operations and the processes and systems used to fulfill its Congressional mission, maintain operational efficiency and technological relevance, and comply with regulatory requirements. Operational risk refers to the risk of loss to Farmer Mac or damage to its reputation resulting from inadequate or failed internal processes, personnel, systems, cybersecurity plan, or infrastructure, or its inability to successfully implement enhancements to any of these or migrate to new systems or infrastructure, or from external events, including a disruption involving physical site access, cyber incidents, catastrophic events, natural disasters, terrorist activities, or disease pandemics.

Inadequacies or failures in Farmer Mac's internal processes, personnel, systems, cybersecurity plan, or infrastructure could lead to a significant disruption in its business operations, financial and economic loss, errors in its financial statements, impairment of its liquidity, liability or service interruptions to its customers, increased regulatory or legislative scrutiny, or reputational damage. Farmer Mac's financial, accounting, data processing, or other operating systems may fail to operate as intended or become temporarily unavailable because of events that are wholly or partially beyond Farmer Mac's control, which could adversely affect Farmer Mac's ability to conduct its business in the ordinary course. Farmer Mac relies upon business processes that largely depend on people, technology, and the use of complex systems and models to manage its business, process a high volume of daily transactions, and generate the records upon which its financial statements are based. This heightened reliance increases the risk that Farmer Mac may be exposed to financial, reputational, or other losses because of errors or inherent design flaws in its processes or systems or the failed execution of these processes or systems. Additionally, Farmer Mac's business relies on its ability to process, evaluate, and interpret significant amounts of information, much of which is provided by third parties, and that information may not be correct or Farmer Mac may fail to interpret it appropriately. Furthermore, the internal controls and processes Farmer Mac has in place designed to detect and prevent fraud may not be effective or successful.

Farmer Mac continues to invest in and enhance its technological capabilities, operational systems, cybersecurity plan, infrastructure, and organizational structure. However, additional operational risks may arise in the implementation of these endeavors, including the risk that Farmer Mac may not be able to successfully implement these enhancements or migrate to new systems or infrastructure, which may have a material adverse effect on Farmer Mac’s business, operations, or financial condition.

Many of Farmer Mac's critical business operations and activities are conducted in its main office located in Washington, D.C., and this concentration of Farmer Mac's personnel, technology, and facilities increases Farmer Mac's risk of financial or other loss. Farmer Mac also uses several third party vendors to host a significant amount of Farmer Mac's operational and information technology systems. If the operations of any of these third party vendors are disrupted, then Farmer Mac's operations could be materially adversely affected. Though Farmer Mac routinely reviews, updates, and tests its business continuity and disaster recovery plans, these plans may not be sufficient to mitigate all potential business continuity risks, as Farmer Mac's recovery capabilities could be overwhelmed by a disruption in its infrastructure or a catastrophic event such as a natural disaster, terrorist attack, extreme weather event, or disease pandemic. If Farmer Mac is not able to resume any business operations or its employees are unable to communicate with each other because of any of these events, Farmer Mac may not be able to successfully implement its continuity and disaster recovery plans, which could have a material adverse effect on Farmer Mac's business, liquidity, operating results, reputation, or financial condition.

Any significant deficiency, failure, interruption, or breach in Farmer Mac's information systems, including the occurrence of successful cyber-attacks or a significant deficiency in Farmer Mac's cybersecurity, could result in a loss of business, damage to Farmer Mac's reputation, the disclosure or misuse of confidential or proprietary information, or increased costs or liability to Farmer Mac, which could adversely affect Farmer Mac's business, operating results, or financial condition.

Farmer Mac relies heavily on information systems, including from third parties, to conduct and manage its business operations.  These information systems encompass an integrated set of hardware, software, infrastructure, and trained personnel organized to facilitate the planning, control, coordination, and decision-making processes occurring within Farmer Mac. As Farmer Mac's reliance on information systems has increased, so have the risks posed to its systems, including the effect of events that would threaten the confidentiality, integrity, or availability of Farmer Mac's information resources, known as cyber incidents. Similar to many other financial institutions, Farmer Mac faces regular attempts by third parties to gain unauthorized access to its information systems. Farmer Mac has experienced cyber incidents that have not had a material impact on its business, operating results, or financial condition, but it is not possible to predict the impact on Farmer Mac of any future cyber incidents.

Farmer Mac has undertaken preventive measures and devotes significant resources to design, manage, monitor, deploy, and assess its information systems and cybersecurity program consistent with industry best practices. Specifically, Farmer Mac's cybersecurity program routinely assesses Farmer Mac's cybersecurity risk profile and seeks to ensure there are sufficient measures and safeguards in place to mitigate the risks identified. However, Farmer Mac may not be able to prevent, address on a timely and adequate basis, or fully mitigate the negative effects associated with a successful cyber-attack on Farmer Mac's or its third-party information systems, which could adversely affect Farmer Mac's business, operating results, reputation, or financial condition. In addition, because the methods used to launch cyber-attacks change frequently or, in some cases, are not recognized until launched, Farmer Mac may be unable to implement effective preventive measures or proactively address these methods until they are discovered. A failure or interruption in any of Farmer Mac's information systems could result in a disruption or malfunction of its operations, which could adversely affect Farmer Mac's ability to conduct business with its lenders, loan servicers, service providers, or other counterparties, result in financial loss, or cause damage to Farmer Mac's reputation.

The secure transmission, processing, and storage of Farmer Mac's confidential, proprietary, and other information assets through Farmer Mac's or its third-party information systems is instrumental to Farmer Mac's operations. Any action that results in unauthorized access to Farmer Mac's information systems by third parties, including through viruses, malware, cyber-attacks, or other information system breaches, could disrupt Farmer Mac's operations, corrupt its data, or result in the misappropriation, unauthorized release, loss, or destruction of the confidential, proprietary, or other information assets of its lenders, loan servicers, service providers, or other counterparties. If unauthorized access to Farmer Mac's information systems occurs or sensitive information is obtained, this could cause Farmer Mac to experience prolonged operational interruption, damage to its reputation, material loss of business, legal liability, or increased costs from private data exposure, which could adversely affect Farmer Mac's business, operating results, reputation, or financial condition.

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

Farmer Mac relies on third-party vendors, including loan servicers, information systems providers, software-as-a-service (SaaS) providers, cloud computing service providers, and other service providers, to perform various functions for Farmer Mac. In the course of these activities, these vendors collect and have access to a variety of confidential or proprietary information, including, among others, sensitive financial information, information presented to Farmer Mac's board of directors, information provided to Farmer Mac's regulators, information about the lenders that participate in Farmer Mac's lines of business, and personal financial information about the borrowers with loans included in one of Farmer Mac's lines of business. Any unauthorized access to a vendor's information systems by third parties, including through viruses, malware, cyber-attacks, or other information system breaches, could result in the misappropriation and inappropriate release of the confidential or proprietary information entrusted to Farmer Mac. Prior instances of unauthorized access by third parties to Farmer Mac's vendors' information systems have not resulted in the misappropriation or inappropriate release of the confidential or proprietary information entrusted to Farmer Mac, though it is not possible to predict the consequences of any future instances. Also, any vendor's employees or agents that have access to confidential or proprietary information could inadvertently disseminate the information to inappropriate third parties. Any unauthorized access to or dissemination of confidential or proprietary information could result in liability for Farmer Mac or damage Farmer Mac's reputation, either of which could have a negative effect on Farmer Mac's business, operating results, or financial condition.

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

Farmer Mac is subject to interest rate risk due to the possible timing differences in the cash flows of the assets it holds and related liabilities. Farmer Mac's primary strategy for managing interest rate risk is to fund asset purchases with liabilities that have similar duration and cash flow characteristics so that they will perform similarly as interest rates change. Through Farmer Mac's issuances of debt securities in the form of discount notes and medium-term notes coupled with interest rate swap contracts that adjust the characteristics of the debt issued, Farmer Mac seeks to match its liabilities closely with the cash flow and duration characteristics of its loans and other assets. However, the ability of borrowers to prepay their loans prior to the scheduled maturities increases the risk of asset and liability cash flow mismatches. In a changing interest rate environment, these cash flow mismatches could reduce Farmer Mac's earnings if assets repay sooner than expected and the resulting cash flows must be reinvested in lower-yielding investments, particularly if Farmer Mac's related funding costs cannot be correspondingly repaid. In addition, if assets repay more slowly than anticipated and the associated debt issued to fund the assets must be reissued at a higher yield, Farmer Mac's earnings could be adversely affected. As of December 31, 2017, of all the outstanding business volume held on Farmer Mac's balance sheet, $7.2 billion had a fixed interest rate and $7.8 billion had an adjustable interest rate.

Farmer Mac is also subject to another type of interest rate risk due to changes in its cost of funds relative to floating rate market indexes (such as LIBOR) on some of the floating rate assets it holds, which is referred to as "basis risk." Some of Farmer Mac's floating rate assets reset on rate adjustment dates based on a floating rate market index, whereas the related debt that Farmer Mac issued to fund those assets until their maturities may be refinanced based on Farmer Mac's cost of funds at a particular time. Basis risk arises from the potential variability between the rates at which those floating rate assets reset and the rates at which Farmer Mac can issue or refinance debt to fund those assets until their maturities. Farmer Mac is also subject to basis risk on some of its fixed rate assets because of its use of pay-fixed interest rate swaps, combined with a series of discount note or medium-term note issuances, as an alternative source of effectively fixed rate funding. This risk arises because the rates at which Farmer Mac refinances its funding for some fixed rate assets through the issuance of discount notes or medium-term notes may vary from the agreed-upon rates based on the floating rate market index received by Farmer Mac on the associated swaps. If the rates on Farmer Mac’s discount notes or medium-term notes deteriorate relative to LIBOR during the time between when its indexed floating rate assets were first funded and when Farmer Mac refinances the associated debt or in cases when Farmer Mac uses pay-fixed swaps to fund its fixed rate assets, Farmer Mac is exposed to a commensurate reduction in its net effective spread. Conversely, if the rates on Farmer Mac’s discount notes or medium-term notes improve relative to LIBOR during that time or in cases when Farmer Mac uses pay-fixed swaps to fund its fixed rate assets, Farmer Mac would benefit from a commensurate increase in its net effective spread. Although Farmer Mac seeks to issue debt of sufficient maturity to reduce the frequency of required refinancing of that debt over the life of the associated asset, it may not be able to successfully do so, which could adversely impact its business, operating results, and financial condition. As of December 31, 2017, Farmer Mac held $6.6 billion of floating-rate assets in its lines of business and its liquidity investment portfolio that reset on the basis of floating rate market indexes, primarily one-month and three-month LIBOR. As of the same date, Farmer Mac also had $2.8 billion of interest rate swaps outstanding where Farmer Mac pays a fixed rate of interest and receives a floating rate of interest.

Changes in interest rates relative to Farmer Mac's management of interest rate risk through derivatives may cause volatility in financial results and capital levels and may adversely affect net income.

Farmer Mac enters into financial derivatives transactions to hedge interest rate risks inherent in its business and measures its financial derivatives at fair value. Although Farmer Mac's financial derivatives provide effective economic hedges of interest rate risk, changes in the fair values of financial derivatives can cause volatility in net income and in capital, particularly if those financial derivatives are not designated in hedge accounting relationships or if there is any ineffectiveness in a hedge accounting relationship. As interest rates increase or decrease, the fair values of Farmer Mac's derivatives change based on the position Farmer Mac holds relative to the specific characteristics of the derivative. Farmer Mac's core capital that is available to meet its statutory minimum capital requirement can be affected by changes in the fair values of financial derivatives, as noted above. Adverse changes in the fair values of Farmer Mac's financial derivatives that are not designated in hedge accounting relationships and any hedge ineffectiveness that results in a loss would reduce the amount of core capital available to meet this requirement, which could result in regulatory enforcement action against Farmer Mac if it were unable to meet the requirement. In 2017 and 2016, Farmer Mac recorded gains of $10.2 million and $8.6 million, respectively, from changes in the fair values of its financial derivatives as a result of movements in interest rates during those years.

Changes in interest rates as well as certain credit events may trigger collateralization requirements for Farmer Mac under its derivatives contracts, which could adversely affect Farmer Mac's liquidity position or operating results.

Farmer Mac uses derivatives contracts to help manage its interest rate risk. Changes in interest rates have required, and in the future may require, Farmer Mac to post cash or investment securities to its derivative counterparties to reflect the changes in fair market values of Farmer Mac's derivatives as a result of the changes in interest rates. For example, as of December 31, 2017, Farmer Mac posted $0.1 million of cash and $24.8 million of investment securities as collateral for its derivatives in net liability positions. If changes in interest rates were to result in a significant decrease in the fair value of Farmer Mac's derivatives, Farmer Mac would be required to post a significant amount of cash, cash equivalents, or investment securities, possibly within a short period of time, to satisfy its obligations under its derivatives contracts. Farmer Mac is required to fully collateralize its derivatives positions without any minimum threshold for cleared swap transactions, as well as for non-cleared swap transactions entered into after March 1, 2017, the effective date of new rules that established zero threshold requirements for the exchange of variation margin between Farmer Mac and its swap dealer counterparties in such transactions. For non-cleared swaps transactions entered into prior to March 2017, Farmer Mac's derivatives contracts contain provisions establishing minimum threshold collateral amounts, ranging between $15 million and $25 million, below which Farmer Mac is not required to post collateral, though these amounts may be reduced to zero upon the occurrence of specified credit events such as insolvency, receivership, failure to make a payment under the contract when due, or failure to continue as an instrumentality of the United States. Under these contracts, the amount required to be posted would increase if Farmer Mac also experienced a credit event, thereby triggering full collateralization of its derivatives positions without any minimum threshold. If Farmer Mac is required to fully collateralize all of its derivatives positions in an adverse interest rate environment, it could have a material adverse effect on Farmer Mac's liquidity position or operating results.

Financial Risk

Incorrect estimates and assumptions by management in preparing financial statements could adversely affect Farmer Mac's business, operating results, reported assets and liabilities, financial condition, reputation, or capital levels.

Incorrect estimates and assumptions by management in connection with the preparation of Farmer Mac's consolidated financial statements could adversely affect the reported amounts of assets and liabilities and the reported amounts of income and expenses. The preparation of Farmer Mac's consolidated financial statements requires management to make certain critical accounting estimates and assumptions that could affect the reported amounts of assets and liabilities and the reported amounts of income and expense during the reporting periods. For example, as of December 31, 2017, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $5.5 billion whose fair values were estimated by management in the absence of readily determinable fair values (in other words, level 3). These financial instruments measured with significant unobservable inputs represented 31 percent of total assets and 71 percent of financial instruments measured at fair value as of December 31, 2017. Further information regarding fair value measurement is included in "Management's Discussion and Analysis—Critical Accounting Policies—Fair Value Measurement." If management makes incorrect assumptions or estimates, Farmer Mac may understate or overstate reported financial results, which could materially and adversely affect Farmer Mac's business, operating results, reported assets and liabilities, financial condition, reputation, or capital levels.

Changes in the value or composition of Farmer Mac's investment securities could adversely affect Farmer Mac's business, operating results, financial condition, or capital levels.

Deterioration in financial or credit market conditions could reduce the fair value of Farmer Mac's investment securities, particularly those securities that are less liquid and more subject to market variability. Some securities owned by Farmer Mac, including auction-rate certificates, do not have well-established secondary trading markets, making it more difficult to estimate current fair values for those securities. Adverse financial market conditions may further compound the challenges of estimating fair values for Farmer Mac's securities, as was the case in 2008 after widespread failure of the auction mechanism that had been established to provide liquidity for the auction-rate certificates that Farmer Mac currently holds.

Farmer Mac relies on market observations to determine the fair value of its investment securities, although the market data Farmer Mac relies upon may not reflect the actual sale conditions that Farmer Mac would face when selling its investment securities. For example, the market value of auction-rate certificates held by Farmer Mac depends in large part on the amounts and timing of the expected cash flows on these securities, which may be highly uncertain. Therefore, a change in the amounts or timing of cash flows could materially alter the market price of those securities. Subsequent valuations of these and other investment securities, in light of factors then prevailing, may result in significant changes in the value of Farmer Mac's investment securities. For example, the current market values for the auction-rate certificates held by Farmer Mac are below their amortized cost due to widening credit spreads after purchase. As of December 31, 2017, the fair values of Farmer Mac's auction-rate certificates were $18.8 million, compared to Farmer Mac's amortized cost of $19.7 million, for this class of investment securities.

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

The trading price of Farmer Mac's Class C non-voting common stock has at times experienced substantial price volatility and may continue to be volatile. For example, from January 2017 to December 2017, the closing price of the stock ranged from $53.94 per share to $80.27 per share. The trading price may fluctuate in response to various factors, including short sales, hedging, the presence or absence of a share repurchase program, or stock market influences in general that are unrelated to Farmer Mac's operating performance. In addition, as a component of compensation for officers, directors, and employees, Farmer Mac typically grants equity awards each year that are based on the Class C non-voting common stock, including stock appreciation rights and restricted stock that vest over time or upon the achievement of specified performance goals. Sales of stock acquired upon vesting or the exercise of equity awards by Farmer Mac's officers, directors, or employees, whether pursuant to an established trading plan or otherwise, could adversely affect the trading price of Farmer Mac's Class C non-voting common stock. These factors may be exacerbated during periods of low trading volume for Farmer Mac's Class C non-voting common stock, which averaged approximately 54,000 shares daily during 2017, and may have a prolonged negative effect on its trading price or increase price volatility.

Regulatory/Compliance Risk

Farmer Mac and many of its business partners are subject to comprehensive government regulation, and changes to the laws and regulations to which Farmer Mac or its business partners are subject could adversely affect Farmer Mac's business, operating results, reputation, or financial condition.

Farmer Mac was established under a statutory charter that is subject to amendment by the U.S. Congress at any time and is regulated by various government agencies, including the FCA and the SEC. As a result, Farmer Mac is exposed to the risk of legal or regulatory penalties, material financial loss, including fines, judgments, damages, and/or settlements, or of loss of reputation, if it fails to comply with applicable laws, regulations, or rules, as well as regulatory requests and self-regulatory organization standards and codes of conduct, applicable to its business activities. Future legislative or regulatory actions affecting Farmer Mac's statutory charter or its business activities, including increased regulatory supervision, and any required changes to Farmer Mac's business or operations resulting from such actions, could result in a financial loss for Farmer Mac or otherwise reduce its profitability, impose additional compliance and other costs on Farmer Mac, limit the products offered by Farmer Mac or its ability to pursue business opportunities in which it might otherwise consider engaging, curtail business activities in which it is currently engaged, affect the value of assets that Farmer Mac holds, or otherwise adversely affect Farmer Mac's business, results of operations, reputation, or financial condition.

The financial services industry, in which most of Farmer Mac's business partners and customers operate, is subject to significant legislation and regulations. Specifically, to the extent that current or future legislation or regulations affect the activities of banks, insurance companies, other rural lenders, derivatives counterparties, clearinghouses, securities dealers, or other regulated entities that constitute a large portion of Farmer Mac's business counterparties or customers, Farmer Mac could experience reduced customer demand or profitability, increased compliance costs, disadvantageous business terms in its dealings with counterparties, and unfavorable changes to its business practices or activities. As a result, Farmer Mac's business, operating results, reputation, or financial condition could be adversely affected.

Farmer Mac is subject to capital requirements that are subject to change, and failure to meet those requirements could result in supervisory measures or the inability of Farmer Mac to declare dividends, or otherwise materially and adversely affect Farmer Mac's business, operating results, or financial condition.

Farmer Mac is required by statute and regulation to maintain certain capital levels.  Any inability by Farmer Mac to meet these capital requirements could result in supervisory measures by FCA, adversely affect Farmer Mac's ability to declare dividends on its common and preferred stock, or otherwise materially and adversely affect Farmer Mac's business, operating results, or financial condition.  In addition, as required by an FCA regulation on capital planning, Farmer Mac has adopted a policy to maintain a sufficient level of Tier 1 capital and to impose restrictions on paying Tier 1-eligible dividends if Tier 1 capital falls below specified thresholds. For more information on Farmer Mac's capital requirements, including the Tier 1 capital requirement, see "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards." Factors that could adversely affect the adequacy of Farmer Mac's capital levels in the future, and which may be beyond Farmer Mac's control, include:

•	credit losses or other-than-temporary impairment charges;

•	adverse changes in interest rates or credit spreads;

•	the need to increase the level of the allowance for losses on loans;

•	legislative or regulatory actions that increase Farmer Mac's applicable capital requirements; and

•	changes in U.S. generally accepted accounting principles.

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

Human Capital Risk

Farmer Mac's ability to attract and retain qualified employees is critical to the success of its business, and failure to do so or a significant disruption in the continuity of Farmer Mac's employees or any significant executive leadership change may materially adversely affect Farmer Mac's performance, operations, financial condition, or reputation.

Farmer Mac relies on its employees' breadth and depth of knowledge of agricultural and rural utilities lending, financial products, and other areas of expertise to run its business operations successfully. If Farmer Mac is unable to continue to retain and attract qualified employees, Farmer Mac's performance, operations, or financial condition could be materially adversely affected. Additionally, a significant disruption in the continuity of Farmer Mac's employees or any significant executive leadership change could:

•	create uncertainty or instability;

•	require Farmer Mac and its existing employees to divert or expend additional resources and attention to replace personnel;

•	result in a loss of productivity and be disruptive to its daily operations in the interim;

•	affect Farmer Mac's ability to successfully execute its business strategies;

•	result in the departure of other executives or key employees; or

•	negatively impact the public or market perception of Farmer Mac.

Any of these could materially adversely affect Farmer Mac's performance, operations, financial condition, or reputation.

In December 2017, Farmer Mac appointed Lowell L. Junkins, the chairman of its board of directors, to serve as the Acting President and Chief Executive Officer of Farmer Mac following the termination of employment of Farmer Mac's former President and Chief Executive Officer while Farmer Mac conducts a search for a successor. If Farmer Mac is unsuccessful in appointing a new President and Chief Executive Officer with appropriate qualifications and expertise in a timely manner, Farmer Mac's performance, operations, financial condition, or reputation could be materially adversely affected.

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

Farmer Mac maintains its principal office at 1999 K Street, N.W., 4th Floor, Washington, D.C. 20006, under the terms of a sublease that began on October 1, 2011 and ends on August 30, 2024. Farmer Mac also maintains the following additional office locations: (1) 9169 Northpark Drive, Johnston, Iowa 50322, under the terms of a lease that began on October 1, 2017 and ends on June 30, 2023; (2) 5200 N. Palm Avenue, Suite 306, Fresno, California 93704, under the terms of a lease that began on January 1, 2017 and ends on February 29, 2020; and (3) 1065 E. Winding Creek, Suite 200, Eagle, Idaho 83616, under the terms of a lease that began on October 1, 2016 and ends on November 30, 2019. Farmer Mac's offices are suitable and adequate for its current and currently anticipated needs.

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

As of March 1, 2018, there were 963 registered owners of the Class A voting common stock, 77 registered owners of the Class B voting common stock, and 902 registered owners of the Class C non-voting common stock.

The information below represents the high and low closing sales prices for shares of both the Class A and Class C common stock for the periods indicated below, as reported by the New York Stock Exchange:

	Sales Prices
	Class A Stock		Class C Stock
	High	Low	High	Low
	(per share)
2018
First quarter (through March 1, 2018)	$79.30	$72.22	$82.74	$74.55
2017
Fourth quarter	$76.34	$66.62	$80.27	$67.02
Third quarter	75.00	62.47	74.77	63.26
Second quarter	65.86	51.55	68.08	53.94
First quarter	69.45	54.51	61.95	55.05
2016
Fourth quarter	$62.00	$43.48	$58.72	$39.72
Third quarter	52.38	36.60	42.32	33.95
Second quarter	41.61	34.99	43.50	32.62
First quarter	38.00	26.09	40.00	26.36

The dividend rights of all three classes of Farmer Mac's common stock are the same, and dividends may be paid on common stock only when, as, and if declared by Farmer Mac's board of directors in its sole discretion, subject to compliance with applicable capital requirements and payment of dividends on any outstanding preferred stock. On March 2, 2016, Farmer Mac's board of directors declared a quarterly dividend of $0.26 per share on Farmer Mac's common stock payable for first quarter 2016. That dividend rate was paid quarterly through fourth quarter 2016. On March 1, 2017, Farmer Mac's board of directors declared a quarterly dividend of $0.36 per share on Farmer Mac's common stock payable for first quarter 2017. That dividend was paid quarterly through fourth quarter 2017. On February 28, 2018, Farmer Mac's board of directors declared a quarterly dividend of $0.58 per share on Farmer Mac's common stock payable for first quarter 2018. See "Business—Financing—Equity Issuance" for more information on Farmer Mac's common stock.

Farmer Mac seeks to provide a competitive return on its common stockholders' investments through the payment of cash dividends while retaining sufficient capital to support future growth in its business and to meet regulatory requirements and metrics established by Farmer Mac's board of directors. Farmer Mac expects to maintain a growing and sustainable common dividend and to target a common dividend payout ratio of its core earnings to common stockholders of approximately 30 percent. However, the declaration and payment of future dividends to holders of Farmer Mac's common stock are at the discretion of Farmer Mac's board of directors and depend on many factors, including Farmer Mac's financial condition, actual results of operations and earnings, the capital needs of Farmer Mac's business, regulatory requirements, and other factors that Farmer Mac's board deems relevant. Farmer Mac's ability to pay dividends on its common stock is also subject to the payment of dividends on its outstanding preferred stock.  Also, applicable FCA regulations require Farmer Mac to provide FCA with 15 days' advance notice of certain capital distributions. Farmer Mac's ability to declare and pay dividends could be restricted if it were to fail to comply with applicable capital requirements.  See Note 9 to the consolidated financial statements for more information about Farmer Mac's capital position and see "Business—Government Regulation of Farmer Mac—Regulation—Capital Standards" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements" for more information on the capital requirements applicable to Farmer Mac.

Information about securities authorized for issuance under Farmer Mac's equity compensation plans appears under "Equity Compensation Plans" in Farmer Mac's definitive proxy statement to be filed on or about April 2, 2018.  That portion of the definitive proxy statement is incorporated by reference into this Annual Report on Form 10-K.

Farmer Mac is a federally chartered instrumentality of the United States, and its common stock is exempt from registration under Section 3(a)(2) of the Securities Act. One type of transaction related to Farmer Mac's common stock occurred during fourth quarter 2017 that was not registered under the Securities Act and not otherwise reported on a Current Report on Form 8-K:

•
On October 3, 2017, pursuant to Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 44 shares of its Class C non-voting common stock to the three directors who elected to receive such stock in lieu of a portion of their cash retainers.  The number of shares issued to the directors was calculated based on a price of $72.74 per share, which was the closing price of the Class C non-voting common stock on September 29, 2017, the last business day of the third quarter, as reported by the New York Stock Exchange.

Performance Graph.  The following graph compares the performance of Farmer Mac's Class A voting common stock and Class C non-voting common stock with the performance of the New York Stock Exchange Composite Index (the "NYSE Comp") and the Standard & Poor's 500 Diversified Financials Index (the "S&P 500 Div Fin") over the period from December 31, 2012 to December 31, 2017.  The graph assumes that $100 was invested on December 31, 2012 in each of:  Farmer Mac's Class A voting common stock; Farmer Mac's Class C non-voting common stock; the NYSE Comp; and the S&P 500 Div Fin.  The graph also assumes that all dividends were reinvested into the same securities throughout the past five years.  Farmer Mac obtained the information contained in the performance graph from S&P Global Market Intelligence.

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

The selected consolidated financial data presented below is summarized from Farmer Mac's consolidated balance sheet data as of December 31, 2017 and the five-year period then ended, as well as selected results of operations data for the five-year period then ended.  This data should be reviewed in conjunction with the audited consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.

	As of December 31,
Summary of Financial Condition:	2017	2016	2015	2014	2013
	(dollars in thousands)
Cash and cash equivalents	$302,022	$265,229	$1,210,084	$1,363,387	$749,313
Investment securities	2,260,437	2,515,851	2,775,516	1,939,188	2,484,075
Farmer Mac Guaranteed Securities	7,598,188	6,002,916	5,426,621	5,453,901	5,091,600
USDA Securities	2,131,365	2,029,613	1,917,319	1,771,532	1,612,013
Loans, net	5,266,786	4,507,435	3,962,044	3,520,075	3,193,248
Total assets	17,792,274	15,606,020	15,540,354	14,287,821	13,361,780
Notes payable:
Due within one year	8,089,826	8,440,123	9,111,461	7,353,953	7,338,781
Due after one year	7,432,790	5,222,977	4,967,036	5,471,186	5,001,169
Total liabilities	17,084,128	14,962,373	14,986,634	13,505,992	12,787,311
Stockholders' equity	708,146	643,425	553,517	545,801	332,616
Non-controlling interest(1)	—	222	203	236,028	241,853
Capital:
Statutory minimum capital requirement	$520,271	$466,498	$462,070	$421,328	$398,531
Core capital	657,061	609,667	564,536	766,296	590,671
Capital in excess of minimum capital requirement	136,790	143,169	102,466	344,968	192,140
Selected Financial Ratios:
Return on average assets(2)	0.43%	0.41%	0.32%	0.28%	0.55%
Return on average common equity(3)	16.64%	16.78%	13.83%	12.42%	28.17%
Average equity to assets(4)	4.05%	3.84%	3.69%	3.18%	2.63%
Average total equity to assets(5)	4.05%	3.84%	4.48%	4.91%	4.49%
Tier 1 capital ratio(6)	12.6%	12.7%	10.5%	11.3%	6.7%

(1)
On May 14, 2014, Farmer Mac purchased $6.0 million of FALConS from certain holders. On March 30, 2015, Farmer Mac II LLC redeemed all of the outstanding shares of Farmer Mac II LLC Preferred Stock which, in turn, triggered the redemption of all of the outstanding FALConS on that same day. The remaining balance relates to AgVisory, Farmer Mac's former majority-owned subsidiary whose principal activity was to appraise agricultural real estate. On May 1, 2017, Farmer Mac transferred its entire 65% ownership interest in AgVisory back to the limited liability company as a company redemption.

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

(6)
In 2016, Farmer Mac adjusted the calculation of its Tier 1 capital ratio to eliminate certain interest rate risk components of the risk weighting of assets to reflect the fact that Farmer Mac pursues a match-funding approach to funding its assets and therefore does not bear material interest rate risk in its portfolio. These interest rate risk components have not been eliminated in the calculations for the Tier 1 capital ratio for the years ended December 31, 2013 through December 31, 2015. For more information about Farmer Mac's Tier 1 capital ratio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements."

	For the Year Ended December 31,
Summary of Operations:	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Interest Income:
Net interest income after provision for loan losses	$155,939	$139,209	$123,419	$71,308	$109,934
Non-interest income:
Guarantee and commitment fees	14,114	14,868	14,077	14,694	15,627
Gains on financial derivatives, hedging activities and trading assets	729	3,771	3,751	16,983	30,945
Gains/(losses) on asset sales and debt repurchases	89	(9)	9	(238)	3,575
Gains/(losses) on the sale of real estate owned	1,748	15	(1)	137	1,236
Other income	832	1,823	2,305	1,714	3,057
Non-interest income	17,512	20,468	20,141	33,290	54,440
Non-interest expense	42,765	40,320	35,482	31,492	33,107
Income before income taxes	130,686	119,357	108,078	73,106	131,267
Income tax expense	46,369	42,057	34,239	2,824	33,752
Net income	84,317	77,300	73,839	70,282	97,515
Less: Net loss/(income) attributable to non-controlling interest	165	34	(5,139)	(22,192)	(22,187)
Preferred stock dividends	(13,182)	(13,182)	(13,182)	(9,839)	(3,495)
Loss on retirement of preferred stock	—	—	(8,147)	—	—
Net income attributable to common stockholders	$71,300	$64,152	$47,371	$38,251	$71,833
Allowance for Losses Activity:
Provision for/(release of) losses	$1,758	$1,002	$208	$(3,166)	$448
Net charge-offs	327	130	3,772	41	4,004
Ending balance	8,866	7,435	6,563	10,127	13,334
Earnings Per Common Share and Dividends:
Basic earnings per common share	$6.73	$6.12	$4.33	$3.50	$6.64
Diluted earnings per common share	6.60	5.97	4.19	3.37	6.41
Common stock dividends per common share	1.44	1.04	0.64	0.56	0.48

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial information included in this report is consolidated to include the accounts of Farmer Mac and its two subsidiaries – Farmer Mac Mortgage Securities Corporation and Farmer Mac II LLC. The accounts of Contour Valuation Services, LLC (which began doing business as AgVisory during first quarter 2016) ("AgVisory"), Farmer Mac's former majority-owned subsidiary, are also included through May 1, 2017, at which time Farmer Mac redeemed its ownership interest. This discussion and analysis of financial condition and results of operations should be read together with Farmer Mac's consolidated financial statements and the related notes to the consolidated financial statements for the fiscal years ended December 31, 2017, 2016, and 2015.

Overview

Farmer Mac increased its outstanding business volume by $1.6 billion (9.2 percent) to $19.0 billion during 2017. The primary drivers of the increase were net portfolio growth of $0.7 billion in Farm & Ranch loan purchases and $0.6 billion in purchases of AgVantage securities. Farmer Mac's overall credit quality deteriorated modestly during 2017, as the total allowance for losses, substandard assets, and 90-day delinquencies as of December 31, 2017 all increased in terms of both dollars and as a percentage of the Farm & Ranch portfolio from their respective 2016 levels. Substandard assets and 90-day delinquencies as a percentage of the Farm & Ranch portfolio remained below Farmer Mac's historical average substandard assets rate and historical average 90-day delinquency rate, respectively.

Farmer Mac also increased the quarterly dividend on all three classes of its common stock by 61 percent from $0.36 per share in each quarter of 2017 to $0.58 per share for first quarter 2018. Farmer Mac expects the new U.S. tax legislation enacted in December 2017 to have a positive effect on core earnings because of the lower federal corporate income tax rate that will apply to Farmer Mac starting in 2018. This was an important factor in Farmer Mac’s decision to significantly increase the amount of its quarterly common stock dividend beginning in 2018, consistent with its common stock dividend policy to target a core earnings payout ratio of approximately 30 percent. This represents the seventh consecutive year that Farmer Mac has increased its quarterly dividend from the prior year, and Farmer Mac believes that the most recent increase is supported by Farmer Mac's earnings potential and overall capital position.

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

Net Income and Core Earnings

Farmer Mac's net income attributable to common stockholders for 2017 was $71.3 million, compared to $64.2 million for 2016 and $47.4 million for 2015.

The $7.1 million increase in net income attributable to common stockholders for 2017 compared to 2016 was primarily driven by increases of $11.3 million after-tax in net interest income and a $1.1 million after-tax increase in net realized gains on the sale of real estate owned properties. The year-over-year increase was offset in part by (1) a $2.7 million after-tax decrease in gains in fair value of financial derivatives and hedged assets; (2) a $1.6 million after-tax increase in non-interest expense in 2017, primarily attributable to higher general and administrative ("G&A") expenses and higher compensation and employee benefits expenses; and (3) the re-measurement of net deferred tax asset due to the enactment of new federal tax legislation (the Tax Cuts and Jobs Act), which resulted in a $1.4 million increase to income tax expense in 2017.

The $16.8 million increase in net income attributable to common stockholders for 2016 compared to 2015 was driven by an increase of $9.4 million after-tax in net interest income and a $1.8 million after-tax increase in gains in fair value of financial derivatives and hedged assets. Also contributing to the increase was the absence in 2016 of (1) an $8.1 million ($6.2 million after-tax) loss recorded in first quarter 2015 resulting from the write-off of deferred issuance costs upon the redemption of the Farmer Mac II LLC Preferred Stock on March 30, 2015; and (2) $3.5 million after-tax in dividend expense recorded during first quarter 2015 on that preferred stock. The increase was offset in part by a $3.1 million after-tax increase in non-interest expense in 2016 primarily attributable to higher G&A expenses, higher compensation and employee benefits expenses, and a decrease in the release of reserve for losses.

Farmer Mac's non-GAAP core earnings for 2017 were $65.6 million, compared to $53.5 million in 2016 and $47.0 million in 2015.

The $12.1 million increase in core earnings for 2017 compared to 2016 was primarily attributable to (1) a $11.9 million after-tax increase in net effective spread; (2) a $1.1 million after-tax increase in net realized gains on the sale of real estate owned properties; and (3) a $0.8 million after-tax increase in guarantee and commitment fee income. The increase in core earnings in 2017 was offset in part primarily by a $1.5 million after-tax increase in operating expenses, driven by higher compensation and employee benefits and G&A expenses. The $0.9 million after-tax increase in compensation and benefits expenses was due primarily to an increase in headcount and employee health insurance costs. The $0.6 million after-tax increase in G&A expenses was attributable primarily to (1) continued investments in technology and business infrastructure; (2) higher legal fees related to general corporate matters, including fees related to the termination of employment of Farmer Mac's former President and Chief Executive Officer in December 2017; (3) an increase in building lease expenses due to new leases for office space entered into during 2017; and (4) expenses related to business development efforts.

The $6.5 million increase in core earnings for 2016 compared to 2015 was primarily attributable to higher total revenues, which included (1) a $3.7 million after-tax increase in net effective spread and (2) a $1.3 million after-tax increase in guarantee and commitment fee income. Also contributing to the increase was a $3.5 million after-tax decrease in preferred dividend expense resulting from the redemption of all outstanding shares of Farmer Mac II LLC Preferred Stock in first quarter 2015. The increase in core earnings in 2016 was offset in part by a $1.8 million after-tax increase in operating expenses and a $0.5 million after-tax increase in the net provision to the allowance for losses.

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

Net Interest Income and Net Effective Spread

Net interest income was $157.6 million for 2017, compared to $140.3 million for 2016 and $125.8 million for 2015. The overall net interest yield was 0.94 percent for 2017, compared to 0.90 percent for 2016 and 0.88 percent for 2015.

The $17.3 million increase in net interest income for 2017 compared to 2016 was driven by net growth in Farm & Ranch loans, on-balance sheet AgVantage Securities, and USDA Securities. Another factor contributing to the increase was the effect of an increase in short-term interest rates on assets and liabilities indexed to LIBOR due to the Federal Reserve's decisions since December 2016 to raise the target range for the federal funds rate. This effect on net interest income occurred because interest expense used to calculate net interest income does not include all the funding expenses related to these assets, specifically the expense on financial derivatives not designated in hedge accounting relationships. This increase in short-term rates on assets and liabilities indexed to LIBOR did not have a similar effect on net effective spread because net effective spread includes interest expense from all funding related to those assets, including interest expense from financial derivatives not designated in hedge accounting relationships. Also contributing to the year-over-year increase was an increase in the net effect of consolidated trusts resulting from an increase in securitization activity of Farm & Ranch loans throughout 2016 and 2017. Farmer Mac earns the difference between the interest income recognized on loans in consolidated trusts and the related interest expense recognized on debt securities of consolidated trusts held by third parties. The increase in net interest income was offset in part by an increase in net yield adjustments related to amortization of premiums and discounts on assets consolidated at fair value. The 4 basis point increase in net interest yield in 2017 compared to 2016 was primarily attributable to a reduction in the average balance of lower-earning cash and cash equivalents and investment securities.

The $14.5 million increase in net interest income for 2016 compared to 2015 was due to several factors. One factor was the effect of an increase in short-term interest rates on assets and liabilities indexed to LIBOR due to the Federal Reserve's decision to raise the target range for the federal funds rate in fourth quarter 2015. As noted above, the effect on net interest income occurred because interest expense does not include the expense on financial derivatives not designated in hedge accounting relationships. Another factor contributing to the year-over-year increase in net interest income was an increase in the average outstanding balance of Farm & Ranch loans, USDA Securities, and AgVantage securities. Also contributing to the increase were (1) lower net yield adjustments related to amortization of premiums and discounts on assets consolidated at fair value driven by slower prepayments on those assets and (2) an increase in the net effect of consolidated trusts due to an increase in securitization activity of Farm & Ranch loans during 2016. The increase was offset in part by (1) higher net yield adjustments from amortization of purchase premiums on certain Farm & Ranch loans and (2) a tighter spread on a large AgVantage security that was refinanced in first quarter 2016 at a shorter maturity than the original security. The 2 basis point increase in net interest yield for 2016 compared to 2015 was primarily driven by a lower average balance in cash and cash equivalents primarily during the second half of 2016.

Net effective spread, a non-GAAP measure, was $141.3 million for 2017, compared to $123.1 million in 2016 and $117.4 million in 2015. In percentage terms, net effective spread for 2017 was 0.91 percent, compared to 0.84 percent in 2016 and 0.85 percent in 2015. Farmer Mac uses net effective spread as an alternative measure to net interest income because management believes it is a useful metric that reflects the economics of the net spread between all the assets owned by Farmer Mac and all related funding, including any associated derivatives, some of which may not be included in net interest income.

For 2017 compared to 2016, the $18.2 million increase in net effective spread in dollars was primarily attributable to (1) growth in on-balance sheet AgVantage securities, Farm & Ranch loans, and other business volume, which increased net effective spread by approximately $15.1 million in 2017; and (2) changes in Farmer Mac's funding strategies and improvements in LIBOR-based short-term funding costs for floating rate assets indexed to LIBOR, which added approximately $4.0 million in 2017. Net effective spread in percentage terms increased 7 basis points in 2017 compared to 2016 primarily due to the decrease in the average balance of lower-earning cash and cash equivalents and investment securities, which added approximately 5 basis points to net effective spread. Also contributing to the increase were the effects of changes in Farmer Mac's funding strategy and a favorable LIBOR-based funding market, which added approximately 3 basis points in 2017.

For 2016 compared to 2015, the $5.7 million increase in dollars was attributable to growth in outstanding business volume. The 1 basis point contraction in net effective spread in percentage terms was primarily attributable to a higher average balance in lower-earning investment securities in 2016 compared to 2015.

For more information about Farmer Mac's use of net effective spread as a financial measure, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-

GAAP Measures." For a reconciliation of net interest income to net effective spread, see Table 7 in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Net Interest Income."

Business Volume

Farmer Mac added $4.7 billion of new business volume during 2017. The new business volume included purchases of $2.4 billion of AgVantage securities, purchases of $1.1 billion of newly originated Farm & Ranch loans, Farm & Ranch loans added under LTSPCs of $554.7 million, purchases of $369.8 million of USDA Securities, the issuance of $161.9 million of Farmer Mac Guaranteed USDA Securities, and purchases of Rural Utilities loans of $137.3 million. Also during 2017, Farmer Mac fully refinanced a $1.0 billion AgVantage security that matured in April 2017 into three new on-balance sheet AgVantage securities. Previously, $970.0 million of the $1.0 billion maturing AgVantage security was reported as off-balance sheet business volume because it was owned by third-party investors. Taking into account maturities and paydowns on existing assets, Farmer Mac's outstanding business volume was $19.0 billion as of December 31, 2017, an increase of $1.6 billion from December 31, 2016.

Capital

As of December 31, 2017, Farmer Mac's core capital level was $657.1 million, which was $136.8 million above the minimum capital level required by Farmer Mac's statutory charter.  As of December 31, 2016, Farmer Mac's core capital level was $609.7 million, which was $143.2 million above the minimum capital requirement. The decrease in capital in excess of the minimum capital level was due primarily to an increase in minimum capital required to support the growth of on-balance sheet assets during 2017. In particular, the refinancing of a $1.0 billion AgVantage security that matured in April 2017 into three new on-balance sheet AgVantage securities significantly increased Farmer Mac's on-balance sheet assets because $970.0 million of the refinanced security was previously held by third party investors and reported as off-balance sheet business volume. In addition, Farmer Mac elected to adopt Accounting Standard Update ("ASU") 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," for the year ended December 31, 2017, which resulted in an increase to "Accumulated other comprehensive income, net of tax" and a corresponding decrease to "Retained earnings" of $9.1 million. The decrease in capital in excess of the minimum capital level was offset in part by an increase in retained earnings during 2017, excluding the effects of the adoption of ASU 2018-02. See Note 2(r) to the consolidated financial statements for more information about the adoption of ASU 2018-02 and the effect on Farmer Mac's consolidated financial statements.

In August 2017, Farmer Mac's board of directors approved the continuation of a share repurchase program on its existing terms through August 2019 and authorized Farmer Mac to repurchase up to $5.4 million of its outstanding Class C non-voting common stock. This is the amount that was remaining under the share repurchase program that Farmer Mac's board of directors originally authorized in third quarter 2015 for the repurchase of up to $25 million of outstanding Class C non-voting common stock. Farmer Mac did not repurchase shares during 2017 under this program. Farmer Mac also did not repurchase any shares under this program in the last three quarters of 2016, but did repurchase 307,000 shares in first quarter 2016. As of December 31, 2017, Farmer Mac had repurchased approximately 668,000 shares of Class C non-voting common stock at a cost of approximately $19.6 million under the share repurchase program.

Credit Quality

As of December 31, 2017, Farmer Mac's total allowance for losses was $8.9 million (0.13 percent of the Farm & Ranch portfolio), compared to $7.4 million (0.12 percent of the Farm & Ranch portfolio) as of December 31, 2016. The $1.5 million increase in 2017 to the provision to the allowance for losses was primarily attributable to net volume growth in on-balance sheet Farm & Ranch loans and downgrades in risk ratings.

As of December 31, 2017, Farmer Mac's substandard assets were $221.3 million (3.2 percent of the Farm & Ranch portfolio), compared to $165.2 million (2.7 percent of the Farm & Ranch portfolio) as of December 31, 2016. The increase in substandard assets from 2016 was primarily driven by credit downgrades in on-balance sheet loans across a diverse set of commodities. As of December 31, 2017, the commodity groups that experienced the largest year-over-year increases in substandard assets were crops, livestock, and permanent plantings.

As of December 31, 2017, Farmer Mac's 90-day delinquencies were $48.4 million (0.71 percent of the Farm & Ranch portfolio), compared to $21.0 million (0.34 percent of the Farm & Ranch portfolio) as of December 31, 2016. The year-over-year increase in 90-day delinquencies was primarily attributable to the delinquencies of several larger loans and certain crop and permanent planting loans due to factors specific to the borrower and not related to macroeconomic factors in the agricultural economy. In particular, $15.3 million permanent planting loans to a single borrower became delinquent in first quarter 2017 and accounts for over half of the year-over-year increase in 90-day delinquencies.

For more information about Farmer Mac's credit metrics, including 90-day delinquencies, the total allowance for losses, and substandard assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

New Federal Tax Legislation

The Tax Cuts and Jobs Act was enacted on December 22, 2017. This new federal tax legislation provides for significant changes to the U.S. Internal Revenue Code that was in effect through the end of 2017 and includes a reduction of the federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. As a result of this reduction in the tax rate, Farmer Mac re-measured its net deferred tax asset at the new 21 percent tax rate and reduced its value by $1.4 million. Accordingly, Farmer Mac recorded an increase to income tax expense of $1.4 million during fourth quarter 2017. Farmer Mac also elected to adopt ASU 2018-02 "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," for the year ended December 31, 2017. As a result, Farmer Mac recorded an increase to "Accumulated other comprehensive income, net of tax" and a corresponding decrease to "Retained earnings" of $9.1 million. Farmer Mac estimates that its annual effective tax rate beginning in 2018 will be approximately 21 percent, which reflects the federal corporate income tax rate under the new federal tax legislation. See Note 2(l) and Note 2(r) to the consolidated financial statements for more information about the accounting policy for income taxes and about the adoption of ASU 2018-02 and the effect on Farmer Mac's consolidated financial statements.

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

Specific Allowance for Impaired Loans

Farmer Mac individually analyzes certain loans in its portfolio for impairment.  Farmer Mac's individually identified impaired loans generally include loans 90 days or more past due, in foreclosure, restructured, in bankruptcy, and certain performing loans that have previously been delinquent or are secured by real estate that produces agricultural commodities or products that have been identified as under stress.

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

As of December 31, 2017, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $5.5 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as level 3 represented 31 percent of total assets and 71 percent of financial instruments measured at fair value as of December 31, 2017.

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

Core earnings and core earnings per share also differ from net income attributable to common stockholders and earnings per common share, respectively, by excluding specified infrequent or unusual transactions that Farmer Mac believes are not indicative of future operating results and that may not reflect the trends and economic financial performance of Farmer Mac's core business. Accordingly, the one-time, non-cash charge to income tax expense due to the re-measurement of the net deferred tax asset was excluded from core earnings and core earnings per share. Farmer Mac re-measured its net deferred tax asset at a lower federal corporate tax rate due to the enactment of new tax legislation on December 22, 2017. This charge is excluded from core earnings and core earnings per share because it is not a frequently occurring transaction, is a non-cash charge, and is not indicative of future operating results. Additionally, the loss from retirement of the Farmer Mac II LLC Preferred Stock in first quarter 2015 was excluded from core earnings and core earnings per share during that quarter because it was not a frequently occurring transaction and not indicative of future operating results. This was also consistent with Farmer Mac's previous treatment of these types of origination costs associated with securities underwriting that are capitalized and deferred during the life of the security. For a reconciliation of Farmer Mac's net income attributable to common stockholders to core earnings and of earnings per common share to core earnings per share, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

Net Effective Spread

Farmer Mac uses net effective spread to measure the net spread Farmer Mac earns between its interest-earning assets and the related net funding costs of these assets. Net effective spread differs from net interest income and net interest yield because it excludes (1) the amortization of premiums and discounts on assets consolidated at fair value that are amortized as adjustments to yield in interest income over the contractual or estimated remaining lives of the underlying assets; and (2) interest income and interest expense related to consolidated trusts with beneficial interests owned by third parties, which are presented on Farmer Mac's consolidated balance sheets as "Loans held for investment in consolidated trusts, at amortized cost." Farmer Mac excludes from net effective spread the premiums and discounts on assets consolidated at fair value because they either do not reflect actual cash premiums paid for the assets at acquisition or are not expected to have an economic effect on Farmer Mac's financial performance if the assets are held to maturity, as is expected. Farmer Mac also excludes from net effective spread the interest income and interest expense associated with the consolidated trusts and the average balance of the loans underlying these trusts to reflect management's view that the net interest income Farmer Mac earns on the related Farmer Mac Guaranteed Securities owned by third parties is effectively a guarantee fee. Accordingly, the excluded interest income and interest expense associated with consolidated trusts is reclassified to guarantee and commitment fees for purposes of determining Farmer Mac's core earnings.

Net effective spread also principally differs from net interest income and net interest yield because it includes the accrual of income and expense related to the contractual amounts due on financial derivatives that are not designated in hedge accounting relationships ("undesignated financial derivatives").
Farmer Mac uses interest rate swaps to manage its interest rate risk exposure by synthetically modifying the interest rate reset or maturity characteristics of certain assets and liabilities.  The accrual of the contractual amounts due on interest rate swaps designated in hedge accounting relationships is included as an adjustment to the yield or cost of the hedged item and is included in net interest income. For undesignated financial derivatives, Farmer Mac records the income or expense related to the accrual of the contractual amounts due in "Gains on financial derivatives and hedging activities" on the consolidated statements of operations.  However, the accrual of the contractual amounts due for undesignated financial derivatives are included in Farmer Mac's calculation of net effective spread.

Effective in fourth quarter 2017, Farmer Mac revised its methodology for calculating net effective spread to also include the net effects of terminations or net settlements on financial derivatives and hedging activities. The inclusion of these items in net effective spread, along with the accrual of contractual amounts due for undesignated financial derivatives described above, is intended to reflect management's view of the complete net spread between an asset and all of its related funding, including any associated derivatives, whether or not they are designated in a hedge accounting relationship. Specifically, these net effects of terminations or net settlements on financial derivatives and hedging activities include:
1. The net effects of cash settlements on agency forward contracts on the debt of other GSEs. These agency forward contracts are used as short-term economic hedges of the issuance of debt to manage interest rate risk on loans that Farmer Mac has committed to acquire but has not yet purchased. Farmer Mac records the realized gains or losses on settlements of agency forward contracts used as short-term economic hedges of the issuance of debt in the consolidated statements of operations in the period in which they occur. Under the revised methodology, for net effective spread purposes, these realized gains or losses are deferred and amortized as net yield adjustments over the term of the related debt, which generally ranges from 3 to 15 years. Previously, for core earnings purposes, these amounts had been deferred and amortized and were included within the "Other" item that is part of the "Revenues" component of core earnings.

2. The net effects of cash settlements on futures contracts involving U.S. Treasury securities. Similar to the net effects of cash settlements on agency forward contracts, the net effects of cash settlements on futures contracts involving U.S. Treasury securities are used as short-term economic hedges of the issuance of debt and are reported in the consolidated statements of operations in the period in which they occur. Under the revised methodology, for net effective spread purposes, these realized gains or losses are deferred and amortized as net yield adjustments over the term of the related debt, which generally ranges from 3 to 15 years. Previously, for core earnings purposes, these realized gains and losses had been recognized in the period in which they occurred within the "Other" item that is part of the "Revenues" component of core earnings.
3. The net effects of initial cash payments that Farmer Mac receives upon the inception of certain swaps. When there is no direct payment arrangement between a swap dealer counterparty and a debt dealer issuing Farmer Mac's medium-term notes for a particular transaction, Farmer Mac may receive an initial cash payment from the swap dealer at the inception of the swap to offset dollar-for-dollar the amount of the discount on the associated hedged debt. For GAAP purposes, changes in fair value of these swaps are recognized in "Gains on financial derivatives and hedging activities," whereas the offsetting discount on the associated hedged debt is amortized over the term of the debt as an adjustment to its yield. This results in a timing difference between the recognition of "Gains on financial derivatives and hedging activities" and the recognition of the discount in "Total interest expense." Additionally, the initial cash payments included in "Gains on financial derivatives and hedging activities" had been excluded from net effective spread, whereas the amortization of the discount included in interest expense had been a component of net effective spread. The initial cash payments received by Farmer Mac vary depending upon the number of the aforementioned type of swaps it executes during a quarter. Under the revised methodology, for net effective spread purposes, these initial cash payments are deferred and amortized as net yield adjustments over the term of the related debt, which generally ranges from 3 to 15 years, and offset the amortization of the discount on the associated hedged debt. Previously, for core earnings purposes, these initial cash payments had been recognized in the period in which they were received within the “Other” item that is part of the "Revenues" component of core earnings.
For a reconciliation of net interest income and net interest yield to net effective spread, see Table 7 in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Net Interest Income."

All prior period information has been recast to reflect the revised net effective spread methodology. This change in methodology had a corresponding effect on core earnings and core earnings per share. Reconciliations to recast core earnings, core earnings per share, and net effective spread for the years ended December 31, 2016 and 2015 are presented in the following tables.

Table 1

Reconciliation of Core Earnings to Core Earnings (Recast)
	For the Year Ended December 31,
	2016			2015
	Dollars	Per Basic Share	Per Diluted Share	Dollars	Per Basic Share	Per Diluted Share
	(in thousands, except per share amounts)
Core Earnings	$53,791	$5.13	$5.01	$46,975	$4.29	$4.15
Less reconciling items:
Net effects of terminations or net settlements on financial derivatives and hedging activities	479	0.05	0.04	(92)	(0.01)	(0.01)
Income tax effect related to reconciling items	(169)	(0.02)	(0.01)	32	—	—
Core Earnings (recast)	$53,481	$5.10	$4.98	$47,035	$4.30	$4.16

Reconciliation of Net Effective Spread to Net Effective Spread (Recast)
	For the Year Ended December 31,
	2016		2015
	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net Effective Spread	$125,102	0.86%	$119,380	0.87%
Amortization of losses due to terminations or net settlements on financial derivatives and hedging activities	(2,030)	(0.02)%	(1,952)	(0.02)%
Net Effective Spread (recast)	$123,072	0.84%	$117,428	0.85%

Results of Operations

Farmer Mac's net income attributable to common stockholders for 2017 was $71.3 million ($6.60 per diluted common share), compared to $64.2 million ($5.97 per diluted common share) for 2016, and $47.4 million ($4.19 per diluted common share) for 2015. Farmer Mac's non-GAAP core earnings for 2017 were $65.6 million ($6.08 per diluted common share), compared to $53.5 million ($4.98 per diluted common share) for 2016, and $47.0 million ($4.16 per diluted common share) for 2015. For more information about the changes in net income attributable to common stockholders and core earnings, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Net Income and Core Earnings."

Reconciliations of Farmer Mac's net income attributable to common stockholders to core earnings and core earnings per share are presented in the following tables along with information about the composition of core earnings:

Table 2

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$71,300	$64,152	$47,371
Less reconciling items:
Gains on financial derivatives and hedging activities due to fair value changes	9,499	13,628	10,924
Unrealized (losses)/gains on trading securities	(24)	1,460	1,220
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(1,327)	(849)	(1,319)
Net effects of terminations or net settlements on financial derivatives and hedging activities(1)	2,674	2,178	(699)
Loss on retirement of Farmer Mac II LLC Preferred Stock(2)	—	—	(8,147)
Re-measurement of net deferred tax asset due to enactment of new tax legislation	(1,365)	—	—
Income tax effect related to reconciling items	(3,788)	(5,746)	(1,643)
Sub-total	5,669	10,671	336
Core earnings	$65,631	$53,481	$47,035

Composition of Core Earnings:
Revenues:
Net effective spread(3)	$141,303	$123,072	$117,428
Guarantee and commitment fees(4)	20,350	19,170	17,155
Other(5)	935	2,070	1,239
Total revenues	162,588	144,312	135,822

Credit related expense/(income) (GAAP):
Provision for losses	1,758	1,002	208
REO operating expenses	23	39	91
(Gains)/losses on sale of REO	(1,748)	(15)	1
Total credit related expense	33	1,026	300

Operating expenses (GAAP):
Compensation and employee benefits	24,233	22,772	22,047
General and administrative	15,959	15,109	13,111
Regulatory fees	2,500	2,463	2,413
Total operating expenses	42,692	40,344	37,571

Net earnings	119,863	102,942	97,951
Income tax expense(6)	41,215	36,313	32,595
Net (loss)/income attributable to non-controlling interest (GAAP)	(165)	(34)	5,139
Preferred stock dividends (GAAP)	13,182	13,182	13,182
Core earnings	$65,631	$53,481	$47,035

Core earnings per share:
Basic	$6.20	$5.10	$4.30
Diluted	6.08	4.98	4.16
Weighted-average shares:
Basic	10,594	10,477	10,949
Diluted	10,803	10,746	11,309

(1)
Effective in fourth quarter 2017, Farmer Mac revised its methodology for calculating net effective spread, which is a component of core earnings, to also include the net effects of terminations or net settlements on financial derivatives and hedging activities. All prior period information has been recast to reflect the revised methodology. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Measures—Net Effective Spread."

(2)	Relates to the write-off of deferred issuance costs as a result of the retirement of Farmer II LLC Preferred Stock.

(3)
Net effective spread is a non-GAAP measure. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Measures—Net Effective Spread" for an explanation of net effective spread. See Table 7 for a reconciliation of net interest income to net effective spread.

(4)
Includes interest income and interest expense related to consolidated trusts owned by third parties reclassified from net interest income to guarantee and commitment fees to reflect management's view that the net interest income Farmer Mac earns is effectively a guarantee fee on the consolidated Farmer Mac Guaranteed Securities.

(5)
Reflects reconciling adjustments for the reclassification to exclude expenses related to interest rate swaps not designated as hedges and terminations or net settlements on financial derivatives and hedging activities, and reconciling adjustments to exclude fair value adjustments on financial derivatives and trading assets and the recognition of deferred gains over the estimated lives of certain Farmer Mac Guaranteed Securities and USDA Securities.

(6)
Includes the tax impact of non-GAAP reconciling items between net income attributable to common stockholders and core earnings. The year ended December 31, 2017 includes $0.9 million of tax benefits resulting from the vesting of restricted stock and the exercise of SARs under new accounting guidance for stock-based awards that became effective in first quarter 2017.

Table 3

Reconciliation of GAAP Basic Earnings Per Share to Core Earnings Basic Earnings Per Share
	For the Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share amounts)
GAAP - Basic EPS	$6.73	$6.12	4.33
Less reconciling items:
Gains on financial derivatives and hedging activities due to fair value changes	0.90	1.30	1.00
Unrealized (losses)/gains on trading securities	—	0.14	0.11
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(0.13)	(0.08)	(0.12)
Net effects of terminations or net settlements on financial derivatives and hedging activities	0.25	0.21	(0.07)
Loss on retirement of Farmer Mac II LLC Preferred Stock	—	—	(0.74)
Re-measurement of net deferred tax asset due to enactment of new tax legislation	(0.13)	—	—
Income tax effect related to reconciling items	(0.36)	(0.55)	(0.15)
Sub-total	0.53	1.02	0.03
Core Earnings - Basic EPS	$6.20	$5.10	$4.30

Shares used in per share calculation (GAAP and Core Earnings)	10,594	10,477	10,949

Reconciliation of GAAP Diluted Earnings Per Share to Core Earnings Diluted Earnings Per Share
	For the Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share amounts)
GAAP - Diluted EPS	$6.60	$5.97	$4.19
Less reconciling items:
Gains on financial derivatives and hedging activities due to fair value changes	0.87	1.26	0.97
Unrealized (losses)/gains on trading securities	—	0.14	0.11
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(0.12)	(0.08)	(0.12)
Net effects of terminations or net settlements on financial derivatives and hedging activities	0.25	0.20	(0.06)
Loss on retirement of Farmer Mac II LLC Preferred Stock	—	—	(0.72)
Re-measurement of net deferred tax asset due to enactment of new tax legislation	(0.13)	—	—
Income tax effect related to reconciling items	(0.35)	(0.53)	(0.15)
Sub-total	0.52	0.99	0.03
Core Earnings - Diluted EPS	$6.08	$4.98	$4.16

Shares used in per share calculation (GAAP and Core Earnings)	10,803	10,746	11,309

The six non-GAAP reconciling items between net income attributable to common stockholders and core earnings are:

1. Gains on financial derivatives and hedging activities due to fair value changes. The table below calculates the non-GAAP reconciling item for gains/(losses) on financial derivatives and hedging activities due to fair value changes.

Table 4

Non-GAAP Reconciling Items for Unrealized Gains/(Losses) on Financial Derivatives and Hedging Activities
	For the Year Ended December 31,
	2017	2016	2015
	(in thousands)
Fair value hedges:
(Losses)/gains due to fair value changes (see Table 9)	$(719)	$5,043	$9,065
No hedge designation:
Gains due to fair value changes (see Table 9)	10,218	8,585	1,859
Gains on financial derivatives and hedging activities due to fair value changes	$9,499	$13,628	$10,924

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
4. The net effect of terminations or net settlements on financial derivatives and hedging activities. These terminations or net settlements relate to:

•
Forward contracts on the debt of other GSEs and futures contracts on U.S. Treasury securities. These contracts are used as a short-term economic hedge of the issuance of debt. For GAAP purposes, realized gains or losses on settlements of these contracts are reported in the consolidated statements of operations in the period in which they occur. For core earnings purposes, these realized gains or losses are deferred and amortized as net yield adjustments over the term of the related debt, which generally ranges from 3 to 15 years.

•
Initial cash payments received by Farmer Mac upon the inception of certain swaps. When there is no direct payment arrangement between a swap dealer counterparty and a debt dealer issuing Farmer Mac's medium-term notes for a particular transaction, Farmer Mac may receive an initial cash payment from the swap dealer at the inception of the swap to offset dollar-for-dollar the amount of the discount on the associated hedged debt. For GAAP purposes, changes in fair value of the swaps are recognized in "Gains on financial derivatives and hedging activities," whereas the economically offsetting discount on the associated hedged debt is amortized over the term of the debt as an adjustment to its yield. For core earnings purposes, these initial cash payments are deferred and amortized as net yield adjustments over the term of the related debt, which generally ranges from 3 to 15 years.

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
6. Re-measurement of net deferred tax asset due to enactment of new tax legislation. This non-recurring, non-cash charge to income tax expense in fourth quarter 2017 was the result of a re-measurement by Farmer Mac of its net deferred tax asset at a lower federal corporate tax rate due to enactment of the new tax legislation on December 22, 2017. This charge has been excluded from core earnings because it is not the result of frequently occurring transactions, is not indicative of future operating results, and is a non-cash charge. Farmer Mac re-measured its net deferred tax asset at the newly-enacted 21 percent corporate tax rate which will be applied when temporary differences that gave rise to the net deferred tax asset will be realized or settled.
The following sections provide more detail regarding specific components of Farmer Mac's results of operations.

Net Interest Income.  The following table provides information regarding interest-earning assets and funding for the years ended December 31, 2017, 2016, and 2015. The average balance of non-accruing loans is included in the average balance of loans, Farmer Mac Guaranteed Securities, and USDA Securities presented, though the related income is accounted for on a cash basis.  Therefore, as the average balance of non-accruing loans and the income received increases or decreases, the net interest income and yield will fluctuate accordingly.  The average balance of loans in consolidated trusts with beneficial interests owned by third parties is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities.  The interest income and expense associated with these trusts are shown in the net effect of consolidated trusts.

Table 5

	For the Year Ended
	December 31, 2017			December 31, 2016			December 31, 2015
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$2,703,306	$34,586	1.28%	$3,572,018	$27,042	0.76%	$3,310,948	$13,338	0.40%
Loans, Farmer Mac Guaranteed Securities and USDA Securities(1)	12,763,456	320,932	2.51%	11,058,332	252,406	2.28%	10,453,343	231,342	2.21%
Total interest-earning assets	15,466,762	355,518	2.30%	14,630,350	279,448	1.91%	13,764,291	244,680	1.78%
Funding:
Notes payable due within one year	5,148,548	49,318	0.96%	7,304,519	37,648	0.52%	6,013,079	13,472	0.22%
Notes payable due after one year(2)	9,683,124	154,789	1.60%	6,882,357	105,828	1.54%	7,235,869	108,479	1.50%
Total interest-bearing liabilities(3)	14,831,672	204,107	1.38%	14,186,876	143,476	1.01%	13,248,948	121,951	0.92%
Net non-interest-bearing funding	635,090	—		443,474	—		515,343	—
Total funding	15,466,762	204,107	1.32%	14,630,350	143,476	0.98%	13,764,291	121,951	0.89%
Net interest income/yield prior to consolidation of certain trusts	15,466,762	151,411	0.98%	14,630,350	135,972	0.93%	13,764,291	122,729	0.89%
Net effect of consolidated trusts(4)	1,251,048	6,236	0.50%	905,005	4,302	0.48%	546,022	3,078	0.56%
Net interest income/yield	$16,717,810	$157,647	0.94%	$15,535,355	$140,274	0.90%	$14,310,313	$125,807	0.88%

(1)	Excludes interest income of $45.0 million, $32.5 million, and $20.1 million in 2017, 2016, and 2015 respectively, related to consolidated trusts with beneficial interests owned by third parties.

(2)	Includes current portion of long-term notes.

(3)	Excludes interest expense of $38.8 million, $28.2 million, and 17.1 million in 2017, 2016, and 2015, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(4)	Includes the effect of consolidated trusts with beneficial interests owned by third parties.

Net interest income was $157.6 million for 2017, compared to $140.3 million for 2016 and $125.8 million for 2015. The overall net interest yield was 0.94 percent for 2017, compared to 0.90 percent for 2016 and 0.88 percent for 2015.

The $17.3 million increase in net interest income for 2017 compared to 2016 was driven by net growth in Farm & Ranch loans, on-balance sheet AgVantage Securities, and USDA Securities. Another factor contributing to the increase was the effect of an increase in short-term interest rates on assets and liabilities indexed to LIBOR due to the Federal Reserve's decisions since December 2016 to raise the target range for the federal funds rate. This effect on net interest income occurred because interest expense used to calculate net interest income does not include all the funding expenses related to these assets, specifically the expense on financial derivatives not designated in hedge accounting relationships. This increase in short-term rates on assets and liabilities indexed to LIBOR did not have a similar effect on net effective spread because net effective spread includes interest expense from all funding related to those assets, including interest expense from financial derivatives not designated in hedge accounting relationships. Also contributing to the year-over-year increase was an increase in the net effect of consolidated trusts resulting from an increase in securitization of Farm & Ranch loans throughout 2016 and 2017. Farmer Mac earns the difference between the interest income recognized on loans in consolidated trusts and the related interest expense recognized on debt securities of consolidated trusts held by third parties. The increase in net interest income was offset in part by an increase in net yield adjustments related to amortization of premiums and discounts on assets consolidated at fair value. The 4 basis point increase in net interest yield in 2017 compared to 2016 was primarily attributable to a reduction in the average balance of lower-earning cash and cash equivalents and investment securities.

The $14.5 million increase in net interest income for 2016 compared to 2015 was due to several factors. One factor was the effect of an increase in short-term interest rates on assets and liabilities indexed to LIBOR due to the Federal Reserve's decision to raise the target range for the federal funds rate in fourth quarter 2015. As noted above, the effect on net interest income occurred because interest expense does not include the expense on financial derivatives not designated in hedge accounting relationships. Another factor contributing to the year-over-year increase in net interest income was an increase in the average outstanding balance of Farm & Ranch loans, USDA Securities, and AgVantage securities. Also contributing to the increase were (1) lower net yield adjustments related to amortization of premiums and discounts on assets consolidated at fair value driven by slower prepayments on those assets and (2) an increase in the net effect of consolidated trusts due to an increase in securitization activity of Farm & Ranch loans during 2016. The increase was offset in part by (1) higher net yield adjustments from amortization of purchase premiums on certain Farm & Ranch loans and (2) a tighter spread on a large AgVantage security that was refinanced in first quarter 2016 at a shorter maturity than the original security. The 2 basis point increase in net interest yield for 2016 compared to 2015 was primarily driven by a lower average balance in cash and cash equivalents primarily during the second half of 2016.

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

Table 6

	2017 vs 2016			2016 vs 2015
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$15,303	$(7,759)	$7,544	$12,576	$1,128	$13,704
Loans, Farmer Mac Guaranteed Securities and USDA Securities	27,222	41,304	68,526	7,403	13,661	21,064
Total	42,525	33,545	76,070	19,979	14,789	34,768
Expense from other interest-bearing liabilities	53,847	6,784	60,631	12,535	8,990	21,525
Change in net interest income prior to consolidation of certain trusts(1)	$(11,322)	$26,761	$15,439	$7,444	$5,799	$13,243

(1)	Excludes the effect of debt in consolidated trusts with beneficial interests owned by third parties.

The following table presents a reconciliation of net interest income and net yield to net effective spread.  Net effective spread is measured by: (1) including expenses related to undesignated financial derivatives and hedging activities, which consists of income or expense related to contractual amounts due on financial derivatives not designated in hedge accounting relationships (the income or expense related to financial derivatives designated in hedge accounting relationships is already included in net interest income), (2) including the amortization of losses due to terminations or net settlements on financial derivatives and hedging activities; and (3) excluding the amortization of premiums and discounts on assets consolidated at fair value and the net effects of consolidated trusts with beneficial interests owned by third parties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Measures—Net Effective Spread" for more information regarding the explanation of net effective spread.

Table 7

	For the Year Ended December 31,
	2017		2016		2015
	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income/yield	$157,647	0.94%	$140,274	0.90%	$125,807	0.88%
Net effects of consolidated trusts	(6,236)	0.04%	(4,302)	0.03%	(3,078)	0.01%
Expense related to undesignated financial derivatives	(10,261)	(0.07)%	(11,480)	(0.07)%	(5,649)	(0.04)%
Amortization of premiums/discounts on assets consolidated at fair value	1,191	0.01%	610	—%	2,300	0.02%
Amortization of losses due to terminations or net settlements on financial derivatives and hedging activities	(1,038)	(0.01)%	(2,030)	(0.02)%	(1,952)	(0.02)%
Net effective spread	$141,303	0.91%	$123,072	0.84%	$117,428	0.85%

Net effective spread was $141.3 million for 2017 compared to $123.1 million for 2016 and $117.4 million for 2015. In percentage terms, net effective spread for 2017 was 0.91 percent compared to 0.84 percent for 2016 and 0.85 percent for 2015.

For 2017 compared to 2016, the $18.2 million increase in net effective spread in dollars was primarily attributable to (1) growth in on-balance sheet AgVantage securities, Farm & Ranch loans, and other business volume, which increased net effective spread by approximately $15.1 million in 2017; and (2) changes in Farmer Mac's funding strategies and improvements in LIBOR-based short-term funding costs for floating rate assets indexed to LIBOR, which added approximately $4.0 million in 2017. Net effective spread in percentage terms increased 7 basis points in 2017 compared to 2016 primarily due to the decrease in the average balance of lower-earning cash and cash equivalents and investment securities, which added approximately 5 basis points to net effective spread. Also contributing to the increase were the effects of changes in Farmer Mac's funding strategy and a favorable LIBOR-based funding market, which added approximately 3 basis points in 2017.

For 2016 compared to 2015, the $5.7 million increase in dollars was attributable to growth in outstanding business volume. The 1 basis point contraction in net effective spread in percentage terms was primarily attributable to a higher average balance in lower-earning investment securities in 2016 compared to 2015.

See Note 14 to the consolidated financial statements for more information regarding net interest income and net effective spread from Farmer Mac's individual business segments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Supplemental Information" for quarterly net effective spread by line of business.

Provision for and Release of Allowance for Loan Losses and Reserve for Losses. The following table summarizes the components of Farmer Mac's total allowance for losses for each year in the three-year period ended December 31, 2017:

Table 8

	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Balance as of January 1, 2015	$5,864	$4,263	$10,127
Provision for/(release of) losses	2,388	(2,180)	208
Charge-offs	(3,772)	—	(3,772)
Balance as of December 31, 2015	$4,480	$2,083	$6,563
Provision for/(release of) losses	1,065	(63)	$1,002
Charge-offs	(130)	—	(130)
Balance as of December 31, 2016	$5,415	$2,020	$7,435
Provision for losses	1,708	50	1,758
Charge-offs	(327)	—	(327)
Balance as of December 31, 2017	$6,796	$2,070	$8,866

As of December 31, 2017 and December 31, 2016, Farmer Mac's allowance for loan losses was $6.8 million and $5.4 million, respectively, and its reserve for losses was $2.1 million and $2.0 million, respectively.

The increase in the provision to the allowance for loan losses recorded during 2017 as compared to 2016, was attributable to (1) an increase in the general allowance due to overall net volume growth in on-balance sheet Farm & Ranch loans; and (2) an increase in the specific allowance for certain impaired on-balance sheet crop and permanent planting loans resulting from both an increase in the outstanding balance of such loans and downgrades in risk ratings on certain of those loans. The increase in the provision was offset in part by a modest decline in loss rates used to estimate probable losses. The increase in the provision to the reserve for losses recorded during 2017 as compared to 2016 was primarily attributable to an increase in the general reserve due to downgrades in risk ratings on certain unimpaired Agricultural Storage and Processing loans underlying LTSPCs. The increase in the provision to the reserve for losses was offset in part by a net decrease in the balance of loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities. The charge-offs recorded during 2017 were primarily related to two impaired crop loans with one borrower that were foreclosed and transitioned to REO during first quarter 2017. Farmer Mac had previously recorded a specific allowance of $0.2 million on these impaired crop loans as of December 31, 2016. During second quarter 2017, Farmer Mac sold the related properties for $5.4 million and recognized a $0.8 million gain on sale of REO.

The provisions to the allowance for loan losses recorded during 2016 were attributable to (1) an increase in the general allowance due to overall net volume growth in on-balance sheet Farm & Ranch loans; (2) downgrades in risk ratings for certain loans; and (3) an increase in the specific allowance for on-balance sheet impaired loans resulting from an increase in the outstanding balance of such loans. The releases from the reserve for losses recognized during 2016 were primarily attributable to the release of a specific reserve on an impaired livestock loan underlying an LTSPC that was required to be removed from the LTSPC pool by the originator during third quarter 2016, offset in part by provisions to the reserve for losses attributable to an increase in the general reserve due to downgrades in risk rating on certain loans underlying LTSPCs.

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

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs, were $14.1 million for 2017, compared to $14.9 million and $14.1 million, respectively, for 2016 and 2015. The decrease in guarantee and commitment fees for 2017 compared to 2016 was attributable to the refinancing of a $1.0 billion AgVantage security with Metropolitan Life Insurance Company ("MetLife") in April 2017 into three new on-balance sheet AgVantage securities earning interest income. Previously, $970.0 million of the $1.0 billion AgVantage security that matured in April 2017 had been sold to third parties and reported as off-balance sheet business volume in the Institutional Credit line of business on which Farmer Mac earned a guarantee fee. Also contributing to the decrease was a lower average outstanding balance of off-balance sheet Farm & Ranch Guaranteed Securities and Farm & Ranch loans underlying LTSPCs. The decrease was offset in part by an increase in the average outstanding balance of off-balance sheet Farmer Mac Guaranteed USDA Securities and an increase in the average outstanding balance of Rural Utilities loans underlying LTSPCs. The increase in guarantee and commitment fees for 2016 compared to 2015 was attributable to the addition of $0.5 billion in third quarter 2015 and $0.4 billion in second quarter 2016 of Rural Utilities loans under LTSPCs, offset in part by lower average outstanding balances of off-balance sheet Farm & Ranch Guaranteed Securities and Farm & Ranch loans underlying LTSPCs.

Gains on Financial Derivatives and Hedging Activities.  The effect of unrealized and realized gains on Farmer Mac's financial derivatives and hedging activities was net gains of $0.8 million for 2017, compared to net gains of $2.3 million and $2.5 million, respectively for 2016 and 2015.

The components of gains and losses on financial derivatives and hedging activities for the years ended December 31, 2017, 2016, and 2015 are summarized in the following table:

Table 9

	For the Year Ended December 31,
	2017	2016	2015
	(in thousands)
Fair value hedges:
(Losses)/gains due to fair value changes:
Financial derivatives(1)	$1,694	$25,365	$5,965
Hedged items	(2,413)	(20,322)	3,100
(Losses)/gains on fair value hedging activities	(719)	5,043	9,065
Cash flow hedges:
Loss recognized (ineffective portion)	(320)	(353)	(551)
Losses on cash flow hedges	(320)	(353)	(551)
No hedge designation:
Gains due to fair value changes	10,218	8,585	1,859
Accrual of contractual payments	(9,941)	(11,127)	(5,098)
Gains/(losses) due to terminations or net settlements	1,515	163	(2,744)
Gains/(losses) on financial derivatives not designated in hedging relationships	1,792	(2,379)	(5,983)
Gains on financial derivatives and hedging activities	$753	$2,311	$2,531

(1)
Included in the assessment of hedge effectiveness as of December 31, 2017, but excluded from the amounts in the table, were gains of $0.1 million for the year ended December 31, 2017, attributable to the fair value of the swaps at the inception of the hedging relationship. Accordingly, the amounts recognized as hedge ineffectiveness for the year ended December 31, 2017 were gains of $0.6 million. The comparable amounts as of December 31, 2016 were losses of $5.2 million for the year ended December 31, 2016, attributable to the fair value of the swaps at the inception of the hedging relationship and, accordingly, gains of $0.2 million for the year ended December 31, 2016, attributable to hedge ineffectiveness. The comparable amounts as of December 31, 2015 were losses of $9.2 million for the year ended December 31, 2015, attributable to the fair value of the swaps at the inception of the hedging relationship and, accordingly, gains of $0.1 million for the year ended December 31, 2015, attributable to hedge ineffectiveness.

Changes in the fair values of Farmer Mac's open derivative positions for both designated and undesignated hedges are captured in the table above in "(Losses)/gains due to fair value changes" and are primarily the result of fluctuations in long-term interest rates. For financial derivatives designated in fair value hedge accounting relationships, changes in the fair values of the hedged items attributable to the hedged risk are also included in the table above in "(Losses)/gains due to fair value changes." For financial derivatives designated in cash flow hedge accounting relationships, the ineffective portion of changes in fair value are included as "Losses on cash flow hedges" in the table above. The accrual of periodic cash settlements for interest paid or received from Farmer Mac's interest rate swaps that are not designated in hedge accounting relationships is shown as expense related to financial derivatives.  Payments or receipts to terminate derivative positions or net cash settled forward sales contracts on the debt of other GSEs and U.S. Treasury futures that are not designated in hedge accounting relationships and initial cash payments received upon the inception of certain swaps are included in "Gains/(losses) due to terminations or net settlements" in the table above. When there is no direct payment arrangement between a swap dealer counterparty and a debt dealer issuing Farmer Mac's medium-term notes for a particular transaction, Farmer Mac may receive an initial cash payment from the swap dealer at the inception of the swap to offset dollar-for-dollar the amount of the discount on the associated hedged debt. Changes in the fair value of these swaps are recognized immediately in "Gains/(losses) on financial derivatives and hedging activities," whereas the offsetting discount on the hedged debt is amortized over the term of the debt as an adjustment to its yield. Thus, there is a timing difference between the recognition of these initial cash payments in "Gains/(losses) on financial derivatives and hedging activities" and the recognition of the discount in interest expense. There is also a presentation difference because the initial cash payments are included in "Gains/(losses) on financial derivatives and hedging activities," whereas the amortization of the discount is included in interest expense. Additionally, the amounts of initial cash payments received by Farmer Mac vary depending upon the number of the aforementioned type of swaps it executes during a quarter.

(Losses)/gains on Trading Securities.  During 2017, Farmer Mac recorded $24,000 of unrealized losses on trading securities, compared to unrealized gains of $1.5 million during 2016 and unrealized gains of $1.2 million during 2015. During 2017, all of the unrealized losses were related to financial assets that had been selected to be carried at fair value with the related changes in fair value included in earnings (i.e., the "fair value option"), compared to recorded losses of $0.3 million and recorded gains $0.8 million under the fair value option for 2016 and 2015.

Gains on Sale of Real Estate Owned. During 2017, Farmer Mac realized net gains of $1.7 million on sales of real estate owned properties compared to gains of $15,000 and losses of $1,000 for the 2016 and 2015, respectively.

Other Income. Other income totaled $0.8 million during 2017, compared to $1.8 million and $2.3 million, respectively, for 2016 and 2015. Other income during 2017 included the recognition of $0.4 million of appraisal fees received by Farmer Mac's consolidated appraisal company subsidiary, AgVisory, compared to $1.3 million and $0.6 million, respectively, for 2016 and 2015. As of May 1, 2017, Farmer Mac transferred its entire 65% ownership interest in AgVisory back to the limited liability company. Farmer Mac recognized a loss of approximately $0.1 million upon the transfer. Other income during 2017 included the recognition of $0.1 million of losses previously deferred in accumulated other comprehensive income related to fair value changes of certain available-for-sale securities contributed to Farmer Mac II LLC in 2010 and other miscellaneous items, compared to the recognition of $0.2 million of losses and $1.0 million of gains, respectively, of previously deferred losses or gains for 2016 and 2015.

Compensation and Employee Benefits.  Compensation and employee benefits were $24.2 million in 2017, compared to $22.8 million and $22.0 million, respectively, in 2016 and 2015. The increase in compensation and employee benefits in 2017 compared to 2016 was due primarily to an increase in headcount and related employee health insurance costs and higher payouts of variable incentive compensation resulting from actual performance exceeding certain performance target amounts during 2017. The increase in compensation and employee benefits was offset in part by $1.3 million in recouped compensation costs related to the forfeiture of unvested equity awards and annual variable incentive compensation resulting from the termination of employment of Farmer Mac's former President and Chief Executive Officer in December 2017. The increase in compensation and employee benefits in 2016 compared to 2015 was due primarily to an increase in headcount and related employee health insurance costs.

General and Administrative Expenses.  General and administrative expenses were $16.0 million for 2017, compared to $15.1 million and $13.1 million, respectively, for 2016 and 2015. The increase in general and administrative expenses for 2017 compared to 2016 was due primarily to higher expenses related to (1) continued technology and business infrastructure investments; (2) legal fees related to general corporate matters, including fees related to the termination of employment of Farmer Mac's former President and Chief Executive Officer in December 2017; (3) building lease expenses due to new leases for office space entered into during 2017; and (4) expenses related to business development efforts. The increase in general and administrative expenses in 2016 compared to 2015 was due primarily to higher consulting fees and information services expenses related to corporate strategic initiatives, continued technology and business infrastructure investments, and expenses related to business development efforts.

Regulatory Fees.  Regulatory fees, which consist of the fees paid to the Farm Credit Administration ("FCA"), an independent agency in the executive branch of the United States government that regulates Farmer Mac, were $2.5 million for 2017, compared to $2.5 million and $2.4 million, respectively, for 2016 and 2015. FCA advised Farmer Mac that its estimated fees for the federal fiscal year ending September 30, 2018 would remain at $2.5 million ($0.625 million per federal fiscal quarter), the same amount as compared to the prior federal fiscal year.  After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.

Income Tax Expense.  Income tax expense was $46.4 million for 2017, compared to $42.1 million and $34.2 million, respectively, for 2016 and 2015.

The increase in income tax expense in 2017 compared to 2016 was primarily due to higher pre-tax income. Also contributing to the increase was a $1.4 million charge to income tax expense as a result of the re-measurement of Farmer Mac's net deferred tax asset due to the enactment of new tax legislation on December 22, 2017. Income tax expense for 2017 also reflected $0.9 million of tax benefits associated with stock-based compensation activity that is subject to ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” adopted in first quarter 2017. The excess of Farmer Mac's effective income tax rate above the statutory rate in 2017 was primarily attributable to the non-recurring, non-cash charge related to the new tax legislation, which was offset in part by the tax benefits associated with stock-based compensation activity. See Note 2(l) and Note 10 to the consolidated financial statements for more information about income taxes and the impact of new tax legislation on Farmer Mac's financial position, results of operations and cash flows. More information about the adoption of ASU 2016-09 and the effect on Farmer Mac's financial position, results of operations, and cash flows is included in Note 2(r) to the consolidated financial statements.

The increase in income tax expense in 2016 compared to 2015 was due to higher pre-tax income and two items that occurred during first quarter 2015 but did not recur during 2016: (1) the consolidated tax benefits recognized from the dividends declared on Farmer Mac II LLC Preferred Stock, which is included in the presentation of "Net income attributable to non-controlling interest" on the consolidated statements of operations on a pre-tax basis, and (2) the loss on retirement of the Farmer Mac II LLC Preferred Stock. These items were also the primary reasons why Farmer Mac's effective tax rate was lower than the statutory rate in 2015.

Farmer Mac estimates that its annual effective tax rate beginning in 2018 will be approximately 21 percent, which reflects the federal corporate income tax rate under the new tax legislation enacted in December 2017.

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

Business Volume.  During 2017, Farmer Mac added $4.7 billion of new business volume, compared to $4.4 billion in 2016 and $3.2 billion in 2015. Specifically, Farmer Mac:

•	purchased $2.4 billion of AgVantage securities;

•	purchased $1.1 billion of newly originated Farm & Ranch loans;

•	added $554.7 million of Farm & Ranch loans under LTSPCs;

•	purchased $369.8 million of USDA Securities;

•	issued $161.9 million of Farmer Mac Guaranteed USDA Securities; and

•	purchased $137.3 million of Rural Utilities loans.

Farmer Mac's outstanding business volume was $19.0 billion as of December 31, 2017, an increase of $1.6 billion, or 9.2 percent, from December 31, 2016. The increase in Farmer Mac's outstanding business volume was driven by broad-based portfolio growth across most of Farmer Mac's products and lines of business, including Farm & Ranch loans, AgVantage securities, USDA Securities, and Rural Utilities loans.

The $617.2 million net increase in AgVantage securities for 2017 was primarily driven by net portfolio growth from two of Farmer Mac's long-standing issuers: (1) Rabo AgriFinance ("Rabo") and (2) National Rural Utilities Cooperative Finance Corporation ("CFC"), which increased their outstanding AgVantage business volume with Farmer Mac by $275.0 million and $205.8 million, respectively. The net growth from Rabo included shorter-term funding (less than one year), which was the first time Rabo has used Farmer Mac's AgVantage funding for its short-term funding needs. The remaining net increase in AgVantage securities came from Farmer Mac's smaller institutional customers, which increased outstanding balances by $136.4 million in 2017, including transactions with two new counterparties.

Farmer Mac grew its Farm & Ranch loan portfolio by $684.3 million during 2017, which was primarily driven by an increase in the average size of loans purchased, including several large loans with large borrowers. During 2017, Farmer Mac purchased 1,445 Farm & Ranch loans with an average unpaid principal balance of $781,000 compared to 1,467 Farm & Ranch loans purchased with an average unpaid principal balance of $665,000 during 2016. The $257.8 million net increase in USDA Securities reflected an increase in both USDA Securities securitized and sold to lenders in the form of Farmer Mac Guaranteed USDA Securities and USDA Securities retained on-balance sheet. Farmer Mac grew its Rural Utilities loan portfolio by $76.8 million, which was primarily due to the purchases of a few larger loans in competitive situations as a result of an improvement in Farmer Mac's pricing on these types of loans.

For more information about potential growth opportunities in Farmer Mac's lines of business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook" in this report.

In April 2017, Farmer Mac purchased and retained $1.0 billion of AgVantage securities issued by MetLife. MetLife used the proceeds from Farmer Mac's purchase of $1.0 billion in AgVantage securities to refinance an AgVantage security of the same amount that matured in April 2017. Previously, Farmer Mac held $30.0 million of the $1.0 billion AgVantage security that matured in April 2017 on-balance sheet and earned a spread between the interest income earned on that portion of the security and the related funding costs. The remaining $970.0 million of the $1.0 billion AgVantage security that matured in April 2017 had previously been sold to third parties and reported as off-balance sheet business volume in the Institutional Credit line of business on which Farmer Mac earned an annual guarantee fee of approximately 0.15 percent. For the newly purchased $1.0 billion in AgVantage securities, which are now held entirely on-balance sheet, Farmer Mac will earn weighted average annual net effective spread income of approximately 0.42 percent. The newly purchased AgVantage securities are comprised of three securities with separate maturities – $500.0 million of a one-year security, which features a monthly call option six months after the issuance date, $250.0 million of a two-year security, and $250.0 million of a three-year security.

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

Table 10

New Business Volume – Farmer Mac Loan Purchases, Guarantees, LTSPCs, and AgVantage Securities
	For the Year Ended December 31,
	2017	2016	2015
	(in thousands)
Farm & Ranch:
Loans	$1,129,545	$966,023	$748,368
LTSPCs	554,743	399,095	427,795
USDA Guarantees:
USDA Securities	369,759	375,203	363,621
Farmer Mac Guaranteed USDA Securities	161,925	106,054	13,314
Rural Utilities:
Loans	137,341	50,491	108,337
LTSPCs	—	441,404	522,262
Institutional Credit:
AgVantage Securities	2,383,912	2,098,852	743,158
Revolving floating rate AgVantage facility	—	—	300,000
Total purchases, guarantees, LTSPCs, and AgVantage Securities	$4,737,225	$4,437,122	$3,226,855

New business volume for loans purchased within the Farm & Ranch line of business in 2017 was substantially greater than in 2016. This was primarily due to an increase in borrower demand for long-term real estate financing, as farmers used equity in farmland assets to increase sources of operating capital, and an increase in the average size of loans purchased, including several large loans with large borrowers. The increase in new business volume for loans added under LTSPCs within the Farm & Ranch line of business in 2017 compared to 2016 reflected a large LTSPC pool added in fourth quarter 2017 with an existing customer and an increase in the average size of loans added under LTSPCs, despite the decrease in demand among Farm Credit System institutions for the LTSPC product. The increase in new business volume in the USDA Guarantees line of business in 2017 compared to 2016 reflected an increase in lender usage of USDA guaranteed loan programs due to available federal funding for those programs. Loan purchase volume in the Rural Utilities line of business increased in 2017 compared to 2016 primarily as a result of an improvement in Farmer Mac's pricing for larger, more competitive loans to rural utilities borrowers and because CFC, Farmer Mac's only current rural utilities counterparty, is increasingly partnering with Farmer Mac in these more competitive situations. Farmer Mac did not add loans under LTSPCs in the Rural Utilities line of business during 2017, which reflects the absence of demand from CFC for the LTSPC product. Changes in AgVantage securities volume are primarily driven by the generally larger transaction sizes for that product and the fluctuating funding and liquidity needs of Farmer Mac's customer network and scheduled maturity amounts. The volume of new AgVantage securities was higher in 2017 compared to 2016 primarily due to the scheduled maturities for those periods and related refinancing activity, as Farmer Mac refinanced $1.5 billion of maturing AgVantage securities during 2017 compared to $1.3 billion in 2016.

Based on market conditions, Farmer Mac either retains the loans it purchases or securitizes them and retains or sells Farmer Mac Guaranteed Securities backed by those loans.  The weighted-average age of the Farm & Ranch non-delinquent eligible loans purchased and retained (excluding the purchases of defaulted loans) during 2017 and 2016 was less than one year. Of those loans, 66 percent and 60 percent had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 17.9 years and 17.7 years, respectively.

During 2017, 2016, and 2015, Farmer Mac securitized some of the Farm & Ranch loans it had purchased and sold the resulting Farmer Mac Guaranteed Securities in the amounts of $363.5 million, $511.4 million, and $336.9 million, respectively. Farmer Mac consolidates these loans and presents them as "Loans held for investment in consolidated trusts, at amortized cost" on the consolidated balance sheets. In 2017, 2016, and 2015, $128.9 million, $273.6 million, and $255.3 million, respectively, of Farmer Mac Guaranteed Securities were sold to Zions First National Bank, which is a related party to Farmer Mac.

The following table sets forth information regarding the Farmer Mac Guaranteed Securities issued during the periods indicated:

Table 11

	For the Year Ended December 31,
	2017	2016	2015
	(in thousands)
Loans securitized and sold as Farm & Ranch Guaranteed Securities	$363,475	$511,393	$336,913
Farmer Mac Guaranteed USDA Securities	161,925	106,054	13,314
AgVantage Securities	2,383,912	2,098,852	743,158
Total Farmer Mac Guaranteed Securities issuances	$2,909,312	$2,716,299	$1,093,385

The following table sets forth information regarding outstanding volume in each of Farmer Mac's four lines of business as of the dates indicated:

Table 12

Lines of Business - Outstanding Business Volume
	As of December 31,
	2017	2016	2015
	(in thousands)
Farm & Ranch:
Loans	$2,798,906	$2,381,488	$2,249,864
Loans held in trusts:
Beneficial interests owned by third party investors	1,399,827	1,132,966	708,111
LTSPCs	2,335,342	2,209,409	2,253,273
Guaranteed Securities	333,511	415,441	514,051
USDA Guarantees:
USDA Securities	2,068,017	1,954,800	1,876,451
Farmer Mac Guaranteed USDA Securities	284,197	139,575	41,826
Rural Utilities:
Loans	1,076,291	999,512	1,008,126
LTSPCs(1)	806,342	878,598	522,864
Institutional Credit
AgVantage Securities	7,604,878	6,987,686	6,424,254
Revolving floating rate AgVantage facility(2)	300,000	300,000	300,000
Total	$19,007,311	$17,399,475	$15,898,820

(1)
As of December 31, 2017, 2016, and 2015, includes $20.0 million, $20.0 million, and $8.8 million, respectively, related to one-year loan purchase commitments on which Farmer Mac receives a nominal unused commitment fee.

(2)
During 2017, $100.0 million of this facility was drawn and subsequently repaid. During 2016 and 2015, this facility was not utilized. Farmer Mac receives a fixed fee based on the full dollar amount of the facility. If the counterparty draws on the facility, the amounts drawn will be in the form of AgVantage Securities, and Farmer Mac will earn interest income on those securities.

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities) and LTSPCs, USDA Securities, and Farmer Mac Guaranteed USDA Securities as of December 31, 2017:

Table 13

Schedule of Principal Amortization as of December 31, 2017
	Loans Held	Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed Securities and LTSPCs	USDA Securities and Farmer Mac Guaranteed USDA Securities	Total
	(in thousands)
2018	241,162	749,219	107,123	1,097,504
2019	234,966	218,473	104,035	557,474
2020	236,896	203,286	104,456	544,638
2021	245,362	216,539	106,408	568,309
2022	214,049	192,039	108,615	514,703
Thereafter	4,102,589	1,895,639	1,821,577	7,819,805
Total	$5,275,024	$3,475,195	$2,352,214	$11,102,433

Of the $19.0 billion outstanding principal balance of volume included in Farmer Mac's four lines of business as of December 31, 2017, $7.9 billion were AgVantage securities included in the Institutional Credit line of business.  Unlike business volume in the form of purchased loans, USDA Securities, and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, most AgVantage securities do not require periodic payments of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due. The following table summarizes by maturity date the outstanding principal amount of both on- and off-balance sheet AgVantage securities as of December 31, 2017:

Table 14

AgVantage Balances by Year of Maturity
As of
December 31, 2017
(in thousands)
2018(1)	2,383,187
2019	1,118,419
2020	1,196,727
2021	1,066,491
2022	567,057
Thereafter(2)	1,572,997
Total	$7,904,878

(1)	Includes the expiration of the $300.0 million revolving floating rate AgVantage facility.

(2)	Includes various maturities ranging from 2023 to 2044.

The weighted-average remaining maturity of the outstanding AgVantage securities shown in the table above was 3.9 years as of December 31, 2017.

As part of fulfilling its guarantee obligations for Farm & Ranch Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90 days delinquent or in material non-monetary default at the time of purchase, out of the loan pools underlying those securities and LTSPCs, and records the purchased loans as such on its balance sheet.  The purchase price for a defaulted loan purchased out of a pool of loans backing Farm & Ranch Guaranteed Securities is the then-current outstanding principal balance of the loan plus accrued and unpaid interest.  The purchase price for a defaulted loan purchased under an LTSPC is the then-current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loan payable out of any future loan payments or liquidation proceeds as received.  The purchase price of a defaulted loan is not an indicator of the expected loss on that loan; many other factors affect expected loss, if any, on any loan so purchased. The delinquent loans purchased out of securitized pools during 2017, 2016, and 2015 had a weighted-average age of 4 years, 9 years, and 6 years, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

The following table presents Farmer Mac's purchases of defaulted loans underlying Farm & Ranch Guaranteed Securities and LTSPCs for the periods indicated:

Table 15

	For the Year Ended December 31,
	2017	2016	2015
	(in thousands)
Defaulted loans purchased underlying Farm & Ranch Guaranteed Securities owned by third party investors	$5,670	$2,118	$3,407
Defaulted loans purchased underlying LTSPCs	311	398	13,500
Total loan purchases	$5,981	$2,516	$16,907

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

The following table summarizes the material relationships between Farmer Mac and certain related parties.  The related parties listed in the table below consist of (1) all holders of at least five percent of a class of Farmer Mac voting common stock as of December 31, 2017 and (2) other institutions that are considered "related parties" through an affiliation with a Farmer Mac director and that have conducted business with Farmer Mac during the two years ended December 31, 2017.  The table below does not specify any relationships based on the ownership of Farmer Mac's non-voting common stock or any series of preferred stock.

Table 16

Name of Institution	Ownership of Farmer Mac Voting Common Stock	Affiliation with Any Farmer Mac Directors	Primary Aspects of Institution's Business Relationship with Farmer Mac
AgFirst Farm Credit Bank	84,024 shares of Class B voting common stock (16.79% of outstanding Class B stock and 5.49% of total voting common stock outstanding)	None	In both 2017 and 2016, Farmer Mac earned approximately $1.2 million in fees attributable to transactions with AgFirst, primarily commitment fees for LTSPCs.
AgriBank, FCB	201,621 shares of Class B voting common stock (40.30% of outstanding Class B stock and 13.17% of total voting common stock outstanding)	Farmer Mac director Richard H. Davidson is currently a director of AgriBank, and Farmer Mac director Douglas A. Felton is a former director of AgriBank.	No Farmer Mac business through any of its lines of business was conducted between the parties.
Bath State Bank	Less than 5% ownership	Farmer Mac director Dennis L. Brack is a director of Bath State Bank and Bath State Bancorp, the holding company of Bath State Bank.	Farmer Mac purchased $5.4 million and $1.3 million in USDA Securities from Bath State Bank in 2017 and 2016, respectively.

Name of Institution	Ownership of Farmer Mac Voting Common Stock	Affiliation with Any Farmer Mac Directors	Primary Aspects of Institution's Business Relationship with Farmer Mac
CoBank, ACB	163,253 shares of Class B voting common stock (32.63% of outstanding Class B stock and 10.66% of total voting common stock outstanding)
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
In 2017 and 2016, Farmer Mac earned approximately $1.0 million and $1.1 million, respectively, in fees attributable to transactions with FCBT, primarily commitment fees for LTSPCs.
In 2017 and 2016, FCBT retained approximately $0.2 million and $0.3 million, respectively, in servicing fees for its work as a Farmer Mac central servicer.
First Dakota National Bank (First Dakota)	Less than 5% ownership	Farmer Mac director Dennis Everson is a director of First Dakota and also served as Branch Administration Director of First Dakota until December 2012.	Farmer Mac purchased $28.5 million and $24.7 million in loans from First Dakota in 2017 and 2016, respectively, and entered into $0.4 million of new LTPSCs with First Dakota in 2017 and none in 2016.
In 2017 and 2016, First Dakota retained approximately $1.2 million and $1.1 million, respectively, in servicing fees for its work as a Farmer Mac servicer.
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

Transactions with CFC during 2017 and 2016 represented 10.3 percent and 16.7 percent, respectively, of Farmer Mac's total purchases for those years. Transactions with CFC represented 24.6 percent and 25.7 percent, respectively, of Farmer Mac's total outstanding business volume as of December 31, 2017 and 2016.

Name of Institution	Ownership of Farmer Mac Voting Common Stock	Affiliation with Any Farmer Mac Directors	Primary Aspects of Institution's Business Relationship with Farmer Mac

In both 2017 and 2016, Farmer Mac earned guarantee fees of approximately $0.1 million attributable to transactions with CFC. In 2017 and 2016, Farmer Mac earned commitment fees of approximately $2.2 million and $2.0 million, respectively, attributable to transactions with CFC.

In 2017 and 2016, Farmer Mac earned interest income of $43.9 million and $27.6 million, respectively, attributable to AgVantage transactions with CFC.
In 2017 and 2016, CFC retained approximately $3.5 million and $3.3 million, respectively, in servicing fees for its work as a Farmer Mac central servicer.

CFC is currently the only servicer of rural utilities loans and loans underlying LTSPCs in the Rural Utilities line of business and securing AgVantage securities in the Institutional Credit line of business.

The Vanguard Group, Inc.	56,376 shares of Class A voting common stock (5.47% of outstanding Class A stock and 3.68% of total voting common stock outstanding)	None	No Farmer Mac business through any of its lines of business was conducted between the parties.
Zions First National Bank	322,100 shares of Class A voting common stock (31.25% of outstanding Class A stock and 21.04% of total voting common stock outstanding)	None
In 2017 and 2016, Farmer Mac's purchases of loans from Zions under the Farm & Ranch line of business represented approximately 11.2 percent and 15.9 percent, respectively, of Farm & Ranch loan purchase volume for those years.  Those purchases represented 7.5 percent and 11.2 percent, respectively, of total Farm & Ranch business volume for those years. The purchases of USDA Securities from Zions under the USDA Guarantees line of business represented approximately 3.8 percent and 3.4 percent, respectively, of the USDA Guarantees line of business purchases for the year ended December 31, 2017 and 2016. Farmer Mac did not purchase AgVantage securities from Zions for the year ended December 31, 2017 and 2016. Transactions with Zions represented 5.0 percent and 5.3 percent, respectively, of Farmer Mac's total outstanding business volume as of December 31, 2017 and 2016.

In 2017 and 2016, Zions retained approximately $11.5 million and $9.9 million, respectively, in servicing fees for its work as a Farmer Mac servicer.

As discussed in more detail in Note 2(q) to the consolidated financial statements, Farmer Mac’s consolidated financial statements include the accounts of VIEs in which Farmer Mac determines itself to be the primary beneficiary, including securitization trusts where Farmer Mac shares the power to make decisions regarding default mitigation with a related party. If that related party status changes, consolidation or deconsolidation of securitization trusts may occur. For more information about related party transactions, see Note 3 to the consolidated financial statements.

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

•
As a result of targeted marketing and brand awareness initiatives, product development efforts, and the emergence of institutional investors within agriculture, Farmer Mac's lender network and Institutional Credit customer base continues to expand, which may generate additional demand for Farmer Mac's products from new sources.

•
Consolidation, expansion, and vertical integration occurring across many sectors of the agricultural industry and in agricultural banking, coupled with Farmer Mac's new and expanded business relationships with larger regional and national lenders, has led to an increase in Farmer Mac's loan purchase volume and the average transaction size within Farmer Mac's Farm & Ranch line of business.

Farmer Mac believes that these growth opportunities will be important in replacing income earned on the loans and other assets as they mature, pay down, or are reinvested at potentially lower spreads.

Expense Outlook. Farmer Mac continues to expand its investments in human capital, technology, and business infrastructure to increase capacity and efficiency as it seeks to accommodate the aforementioned growth opportunities and achieve its long-term strategic objectives. Accordingly, Farmer Mac expects the annual increases in its operating expenses to be above historical averages over the next several years. Specifically, Farmer Mac believes that aggregate compensation and employee benefits and general and administrative expenses will increase approximately 15 percent in 2018 relative to 2017, with increases likely to remain elevated in 2019.

CEO Search. In December 2017, Farmer Mac appointed Lowell L. Junkins, the chairman of its board of directors, to serve as the Acting President and CEO of Farmer Mac following the termination of employment of Farmer Mac's former President and CEO while Farmer Mac conducts a search for a successor. Shortly after that appointment, the board of directors formed a CEO search committee consisting of six board members to lead a thorough search process. Since its formation, the search committee has been soliciting stakeholder feedback, developing a CEO profile and position description, and evaluating executive search firms. The CEO search committee recently selected an executive search firm and will seek to recommend board approval of a new President and CEO with appropriate qualifications and expertise in a timely manner.

Agricultural Industry. The agricultural industry includes many diverse sectors that respond in different ways to changes in economic conditions. Those individual sectors often are affected differently, sometimes positively and sometimes negatively, by prevailing domestic and global economic factors and regional weather conditions. This results in cycles where one or more sectors may be under stress while others are not. The profitability of agricultural sectors is also affected by commodity inventories and their associated market prices, which can vary largely as a result of global production trends, weather patterns, access to water supply, and harvest conditions that may affect both domestic and global supplies.

Net cash income, as reported by the USDA and one of its benchmark measures of economic activity in the agricultural industry, has declined significantly since reaching a cyclical peak in 2013. However, changes in farm income levels are largely localized and depend on producer region and commodity production type. The USDA estimates that aggregate net cash income levels rose in 2017 due to higher commodity quantities sold and stabilizing commodity prices. Farmland values have weakened in the Midwest region, where producers are most exposed to changes in the grain markets. In this region, data released by the USDA indicates an average decline in farmland values of between 0.5 percent and 1.8 percent in 2017. In all other regions, farmland values appear to be flat to increasing. For example, data released by the USDA indicates that Pacific state farmland values increased an average of 8.7 percent in 2017. While regional averages for farmland values provide a good barometer for the overall movement in U.S. farmland values, economic forces affecting land markets are highly localized and some markets may experience greater volatility than state or national averages indicate.

Agricultural export demand also depends significantly on exchange rates. A strengthening U.S. dollar relative to other worldwide currencies causes American agricultural commodities to be less competitive globally, thereby diminishing their global demand and driving down producer profits. Conversely, a weakening U.S. dollar reduces the cost of American agricultural commodities worldwide, causing them to be more competitive in global markets. The U.S. dollar weakened by more than 10 percent during 2017, as measured by the U.S. Dollar Index, which has recently enhanced the competitiveness of U.S. agricultural exports. However, a slowdown in global economic growth or changes in trade policies and agreements could adversely affect the demand for certain U.S. agricultural exports, which may result in downward pressure on commodity prices.

The U.S. experienced several severe weather events and natural disasters in 2017. Although severe weather events and natural disasters may damage a borrower’s property used in agricultural production, that damage may not affect a borrower’s ability to repay its obligations due to risk mitigating payments available in many cases from property and casualty insurance, crop insurance, and government disaster relief. Farmer Mac is not aware of any loans in its portfolio that are currently experiencing distress due to the weather events that occurred in 2017 and believes that these events are not likely to have a material impact on the quality or performance of Farmer Mac’s loan portfolio.

In recent years, the 90-day delinquencies and credit losses in Farmer Mac's portfolio have remained low compared to their historical averages. However, some indications of stress have emerged, as the volume of Farmer Mac's substandard assets has generally increased since 2015 and 90-day delinquencies have generally increased throughout 2017. Both measures have increased compared to the historically favorable levels observed in recent years. To date, the increases in these two measures have not yet translated into rising credit losses. Farmer Mac believes that any losses associated with the current agricultural credit cycle will be moderated by the strength and diversity of its portfolio, which Farmer Mac believes is adequately collateralized. Farmer Mac believes that its portfolio remains sufficiently diversified, both geographically and by commodity, and that its portfolio has been underwritten to high credit quality standards. Accordingly, Farmer Mac believes that its portfolio is well-positioned to endure reasonably foreseeable volatility in farmland values and commodity prices. Farmer Mac also continues to closely monitor sector profitability, economic and weather conditions, and agricultural land value and geographic trends to tailor underwriting practices to changing conditions. For more information about the loan balances, loan-to-value ratios, 90-day delinquencies, and substandard asset rate for the Farm & Ranch loans in Farmer Mac's portfolio as of December 31, 2017, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

Farmer Mac continues to monitor the establishment and evolution of legislation and regulations, as well as the status of various international trade agreements and partnerships, that could affect farmers, ranchers, rural lenders, and rural America in general.  The Tax Cuts and Jobs Act, signed into law in December 2017, may result in lower overall effective tax rates for U.S. farmers and ranchers, thereby improving after-tax returns for farming operations. The Agricultural Act of 2014, also referred to as the U.S. Farm Bill, expires in September 2018, at which time it is likely to be replaced by new legislation. Various federal agricultural policies, including those affecting crop subsidies, crop insurance, commodity support programs, and other aspects of agricultural production, in effect under the current U.S. Farm Bill may be altered with the enactment of new legislation. New legislation and regulations focused on groundwater management practices, including in California, may result in tighter restrictions on groundwater usage that could negatively affect agricultural producers in the future. Finally, as the Trump administration and the U.S. Congress continue their review of existing regulations and the promotion of new legislative or regulatory proposals and policies, Farmer Mac will monitor the effects that any changes in legislation or regulation could have on Farmer Mac or its customers.

Farmer Mac's marketing and brand awareness initiatives directed towards the Farm & Ranch line of business focus on lenders that have demonstrated a commitment to agricultural lending based on their lending history. Farmer Mac directs its outreach efforts to these lenders through direct personal contact, which is facilitated through Farmer Mac's frequent participation in state and national banking conferences, its alliances with the American Bankers Association and the Independent Community Bankers of America, and its business relationships with members of the Farm Credit System. Farmer Mac's initiatives to increase the awareness of Farmer Mac and its products within the agricultural lender community and the larger agricultural industry have included hosting events on relevant agricultural lending topics, participating on speaker panels at agriculture-related regional and national conferences, and distributing original content about conditions in the agricultural economy. In the Farm & Ranch line of business, Farmer Mac is experiencing stronger demand for its loan products. Demand for Farmer Mac's secondary market tools could also increase as rural lenders adapt to new and changing regulations, which may require lenders to obtain more liquidity and capital to continue their lending practices.

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

Balance Sheet Review

Assets.  Farmer Mac's total assets as of December 31, 2017 were $17.8 billion, compared to $15.6 billion as of December 31, 2016.  The increase in total assets was primarily attributable to an increase in total Farmer Mac Guaranteed Securities and total loans, net of allowance.

As of December 31, 2017, Farmer Mac had $0.3 billion of cash and cash equivalents and $2.3 billion of investment securities compared to $0.3 billion of cash and cash equivalents and $2.5 billion of investment securities. As of December 31, 2017, Farmer Mac had $7.6 billion of Farmer Mac Guaranteed Securities, $5.3 billion of loans, net of allowance, and $2.1 billion of USDA Securities. This compares to $6.0 billion of Farmer Mac Guaranteed Securities, $4.5 billion of loans, net of allowance, and $2.0 billion of USDA Securities as of December 31, 2016.

Liabilities.  Farmer Mac's total liabilities were $17.1 billion as of December 31, 2017, compared to $15.0 billion as of December 31, 2016.  The increase in total liabilities was primarily attributable to an increase in total notes payable.

Equity.  As of December 31, 2017, Farmer Mac had total equity of $708.1 million, which is comprised entirely of stockholders' equity.  As of December 31, 2016, Farmer Mac had total equity of $643.6 million, comprised of stockholders' equity of $643.4 million and non-controlling interest of $0.2 million. As of May 1, 2017, Farmer Mac transferred its entire 65% ownership interest in AgVisory back to the limited liability company and recognized a loss of approximately $0.1 million, after-tax, upon the transfer. The increase in total equity during 2017 was a result of an increase in retained earnings and accumulated other comprehensive income. The increase in accumulated other comprehensive income was due to increases in fair value on certain floating-rate AgVantage securities.

In addition, Farmer Mac elected to adopt ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," for the year ended December 31, 2017. This change in accounting principle resulted in an increase to "Accumulated other comprehensive income, net of tax" and a corresponding decrease to "Retained earnings" of $9.1 million. See Note 2(r) to the consolidated financial statements for more information about the adoption of ASU 2018-02 and the effect on Farmer Mac's consolidated financial statements.

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

Farmer Mac's direct credit exposure to Farm & Ranch loans held and loans underlying Farm & Ranch Guaranteed Securities and LTSPCs as of December 31, 2017 was $6.9 billion across 48 states. Farmer Mac has established underwriting, collateral valuation, and documentation standards for agricultural real estate mortgage loans and believes that these standards mitigate the risk of loss from borrower defaults and provide guidance about the management, administration, and conduct of underwriting and appraisals to all participating and potential lenders.  These standards were developed based on industry practices for agricultural real estate mortgage loans and are designed to assess the creditworthiness of the borrower, as well as the value of the collateral securing the loan.  Farmer Mac evaluates and adjusts these standards on an ongoing basis based on current and anticipated market conditions.  For more information about Farmer Mac's underwriting and collateral valuation standards for Farm & Ranch loans, see "Business—Farmer Mac's Lines of Business—Farm & Ranch—Underwriting and Collateral Valuation (Appraisal) Standards."

Farmer Mac's direct credit exposure to Rural Utilities loans held and loans underlying LTSPCs as of December 31, 2017 was $1.9 billion across 39 states, of which $1.4 billion were loans to electric distribution cooperatives and $0.5 billion were loans to generation and transmission ("G&T") cooperatives. Farmer Mac has developed different underwriting standards for rural utilities loans that depend on whether direct or indirect credit exposure is assumed on a loan and whether the borrower is an electric distribution cooperative or a G&T cooperative. See "Business—Farmer Mac's Lines of Business—Rural Utilities—Underwriting." As of December 31, 2017, there were no delinquencies in Farmer Mac's portfolio of Rural Utilities loans, and Farmer Mac has not experienced any credit losses on Rural Utilities loans since Congress authorized Farmer Mac's Rural Utilities line of business in 2008. Based on this performance, Farmer Mac excludes the loans in the Rural Utilities line of business from the credit risk metrics it discloses.

Farmer Mac has indirect credit exposure to the Farm & Ranch loans and Rural Utilities loans that secure AgVantage securities included in the Institutional Credit line of business. Farmer Mac's AgVantage securities are general obligations of institutions approved by Farmer Mac and are secured by current loans in an amount at least equal to the outstanding principal amount of the related security. Accordingly, Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because Farmer Mac has only indirect credit risk on those loans and because of the other characteristics of AgVantage securities that mitigate credit risk. Those characteristics include a general obligation of an issuing institution approved by Farmer Mac, the required collateralization level for the securities, the requirement for delinquent loans to be removed from the pool of pledged loans and replaced with current eligible loans, and in some cases, the requirement for the counterparty to comply with specified financial covenants for the life of the related AgVantage security. As of December 31, 2017, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Institutional" for more information about Farmer Mac's credit risk on AgVantage securities.

The credit exposure of Farmer Mac and Farmer Mac II LLC on USDA Securities, including those underlying Farmer Mac Guaranteed USDA Securities, is covered by the full faith and credit of the United States.  Therefore, Farmer Mac believes that Farmer Mac and Farmer Mac II LLC have little or no credit risk exposure in the USDA Guarantees line of business because of the USDA guarantee.  As of December 31, 2017, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any business under the USDA Guarantees line of business, and neither expects to incur any such losses in the future.

Loans in the Farm & Ranch line of business are all secured by first liens on agricultural real estate. Accordingly, Farmer Mac's exposure on a loan is limited to the difference between (1) the total of the accrued interest, advances, and the principal balance of a loan and (2) the value of the property less the cost to sell. Measurement of that excess or shortfall is the best predictor and determinant of loss, compared to other measures that evaluate the efficiency of a particular farm operator.  For example, debt service ratios depend upon farm operator efficiency and leverage, which can vary widely within a geographic region or commodity type or based upon an operator's business and farming skills. Thus, Farmer Mac considers a loan's original loan-to-value ratio as one of many factors in evaluating loss severity. This ratio is calculated by dividing the loan principal balance at the time of guarantee, purchase, or commitment by the appraised value at the date of loan origination or, when available, updated appraised value at the time of guarantee, purchase, or commitment.  Other factors Farmer Mac considers include, but are not limited to, other underwriting standards, commodity and farming forecasts, and regional economic and agricultural conditions.

Loan-to-value ratios depend upon the market value of a property, as determined in accordance with Farmer Mac's collateral valuation standards.  As of December 31, 2017 and 2016, the average unpaid loan balance for loans outstanding in the Farm & Ranch line of business was $642,000 and $611,000, respectively. The original loan-to-value ratio is based on the original appraised value that has not been indexed to provide a current market value or reflect amortization of loans. As of second quarter 2017, Farmer Mac revised its calculation of the original loan-to-value ratio of a loan to combine for any cross-collateralized loans: (1) the original loan principal balance amounts in the numerator; and (2) the original appraised property values in the denominator. In previous periods, the ratio was calculated on a loan-by-loan basis without considering the effects of any cross-collateralization. Prior period ratios of original loan-to-value have been recalculated to conform to this revised calculation. The weighted-average original loan-to-value ratio for Farm & Ranch loans purchased during 2017 was 50 percent, compared to 53 percent for loans purchased during 2016. The weighted-average original loan-to-value ratio for all Farm & Ranch loans held and all loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs was approximately 51 percent as of both December 31, 2017 and 2016. The weighted-average original loan-to-value ratio for all 90-day delinquencies was 52 percent and 55 percent, respectively, as of December 31, 2017 and 2016.

The weighted-average current loan-to-value ratio, which is the loan-to-value ratio based on original appraised value but which reflects loan amortization since purchase, for Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs was approximately 45 percent and 44 percent as of December 31, 2017 and 2016, respectively.

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

The following table summarizes the components of Farmer Mac's total allowance for losses as of December 31, 2017 and 2016:

Table 17

	As of December 31, 2017	As of December 31, 2016
	(in thousands)
Allowance for loan losses	$6,796	$5,415
Reserve for losses:
Off-balance sheet Farm & Ranch Guaranteed Securities	257	226
LTSPCs	1,813	1,794
Total allowance for losses	$8,866	$7,435

The following table summarizes the changes in the components of Farmer Mac's total allowance for each year in the five-year period ended December 31, 2017

Table 18

	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Balance as of January 1, 2013	$11,351	$5,539	$16,890
(Release of)/provision for losses	(481)	929	448
Charge-offs	(4,004)	—	(4,004)
Balance as of December 31, 2013	$6,866	$6,468	$13,334
Release of losses	(961)	(2,205)	(3,166)
Charge-offs	(86)	$—	(86)
Recoveries	45	—	45
Balance as of December 31, 2014	$5,864	$4,263	$10,127
Provision for/(release of) losses	2,388	(2,180)	208
Charge-offs	(3,772)	—	(3,772)
Balance as of December 31, 2015	$4,480	$2,083	$6,563
Provision for/(release of) losses	1,065	(63)	1,002
Charge-offs	(130)	—	(130)
Balance as of December 31, 2016	$5,415	$2,020	$7,435
Provision for losses	1,708	50	1,758
Charge-offs	(327)	$—	(327)
Balance as of December 31, 2017	$6,796	$2,070	$8,866

Activity affecting the allowance for loan losses and reserve for losses is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Provision for and Release of Allowance for Loan Losses and Reserve for Losses." As of December 31, 2017, Farmer Mac's total allowance for losses totaled $8.9 million, or 0.13 percent of the outstanding principal balance of Farm & Ranch loans held for investment and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities, compared to $7.4 million, or 0.12 percent, as of December 31, 2016. The $1.5 million increase in the total allowance for losses was primarily attributable to net volume growth in Farm & Ranch loans and downgrades in risk ratings, which caused a net increase to the specific allowance for certain impaired on-balance sheet crop and permanent plantings loans.

As of December 31, 2017, Farmer Mac individually evaluated $33.9 million of the $147.1 million of recorded investment in impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations, or discounted values. For the remaining $113.2 million of impaired assets for which updated valuations were not available, Farmer Mac evaluated them in the aggregate in consideration of their similar risk characteristics and historical statistics. Farmer Mac recorded specific allowances of $2.9 million for undercollateralized assets as of December 31, 2017. Farmer Mac's general allowances were $6.0 million as of December 31, 2017.

The charge-offs recorded during 2017 were primarily related to two impaired crop loans, with one borrower, that were foreclosed and transitioned to REO during first quarter 2017. Farmer Mac had previously recorded a specific allowance of $0.2 million on these impaired crop loans as of December 31, 2016. In second quarter 2017, Farmer Mac sold the related properties for $5.4 million and recognized a $0.8 million gain on the sale of the REO.

Farmer Mac's 90-day delinquency measure includes loans 90 days or more past due, as well as loans in foreclosure and non-performing loans where the borrower is in bankruptcy. As of December 31, 2017, Farmer Mac's 90-day delinquencies were $48.4 million (0.71 percent of the Farm & Ranch portfolio), compared to $21.0 million (0.34 percent of the Farm & Ranch portfolio) as of December 31, 2016. Those 90-day delinquencies were comprised of 51 delinquent loans as of December 31, 2017, compared with 38 delinquent loans as of December 31, 2016. The increase in 90-day delinquencies, as compared to as of December 31, 2016, is primarily attributable to the delinquency of several larger loans and certain crop and permanent planting loans mostly due to factors specific to the borrower and not related to macroeconomic factors in the agricultural economy. In particular, $15.3 million in permanent planting loans to a single borrower became delinquent in first quarter 2017 and accounts for over half of the increase in 90-day delinquencies. Farmer Mac believes it is adequately collateralized on this exposure. Farmer Mac's 90-day delinquencies have historically fluctuated from quarter to quarter, both in dollars and as a percentage of the outstanding Farm & Ranch portfolio, with higher levels generally observed at the end of the first and third quarters and lower levels generally observed at the end of the second and fourth quarters of each year as a result of the annual (January 1st) and semi-annual (January 1st and July 1st) payment terms of most Farm & Ranch loans. Farmer Mac believes that it remains adequately collateralized on these loans. Farmer Mac expects that over time its 90-day delinquency rate will revert closer to Farmer Mac's historical average (which it did as of third quarter 2017), and possibly exceed it, due to macroeconomic factors and the cyclical nature of the agricultural economy. Farmer Mac's average 90-day delinquency rate as a percentage of its Farm & Ranch portfolio over the last 15 years is approximately 1 percent. The highest 90-day delinquency rate observed during that period occurred in 2009 at approximately 2 percent, which coincided with increased delinquencies in loans within Farmer Mac's then-held ethanol loan portfolio that Farmer Mac no longer holds. Although the vast majority of the year-over-year increase in 90-day delinquencies is due to borrower-specific factors, other factors such as macroeconomic trends and the cyclical nature of the agricultural economy could contribute to an increase in 90-day delinquencies in the future.

The following table presents historical information regarding Farmer Mac's 90-day delinquencies in the Farm & Ranch line of business compared to the principal balance of all Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs:

Table 19

	Farm & Ranch Line of Business	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
December 31, 2017	$6,867,586	$48,444	0.71%
September 30, 2017	6,557,030	66,381	1.01%
June 30, 2017	6,426,518	41,901	0.65%
March 31, 2017	6,240,467	50,807	0.81%
December 31, 2016	6,139,304	21,038	0.34%
September 30, 2016	6,004,728	18,377	0.31%
June 30, 2016	5,830,533	22,093	0.38%
March 31, 2016	5,713,789	34,680	0.61%
December 31, 2015	5,725,299	32,136	0.56%

When analyzing the overall risk profile of its lines of business, Farmer Mac takes into account more than the Farm & Ranch loan delinquency percentages provided above. The lines of business also include AgVantage securities and Rural Utilities loans held and underlying LTSPCs, neither of which have any delinquencies, and USDA Securities, which are backed by the full faith and credit of the United States. Across all of Farmer Mac's lines of business, 90-day delinquencies represented 0.25 percent of total outstanding business volume as of December 31, 2017, compared to 0.12 percent as of December 31, 2016.

The following table presents outstanding Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities and 90-day delinquencies as of December 31, 2017 by year of origination, geographic region, commodity/collateral type, original loan-to-value ratio, and range in the size of borrower exposure:

Table 20

Farm & Ranch 90-Day Delinquencies as of December 31, 2017
	Distribution of Farm & Ranch Line of Business	Farm & Ranch Line of Business	90-Day Delinquencies(1)		Percentage
	(dollars in thousands)
By year of origination:
2007 and prior	11%	$752,033	$7,860		1.05%
2008	2%	172,998	550		0.32%
2009	2%	106,427	482		0.45%
2010	3%	174,235	1,136		0.65%
2011	4%	249,293	767		0.31%
2012	9%	589,919	—		—%
2013	12%	850,314	1,578		0.19%
2014	10%	658,571	20,055	(2)	3.05%
2015	13%	871,938	10,604	(3)	1.22%
2016	16%	1,174,003	3,920		0.33%
2017	18%	1,267,855	1,492		0.12%
Total	100%	$6,867,586	$48,444		0.71%
By geographic region(4):
Northwest	11%	$740,991	$4,222		0.57%
Southwest	30%	2,093,213	4,933		0.24%
Mid-North	33%	2,244,094	5,799		0.26%
Mid-South	13%	908,603	13,187		1.45%
Northeast	4%	296,264	1,433		0.48%
Southeast	9%	584,421	18,870		3.23%
Total	100%	$6,867,586	$48,444		0.71%
By commodity/collateral type:
Crops	53%	$3,657,945	$21,853		0.60%
Permanent plantings	20%	1,367,563	18,833		1.38%
Livestock	20%	1,334,958	3,835		0.29%
Part-time farm	6%	433,628	3,923		0.90%
Ag. Storage and Processing	1%	58,761	—		—%
Other	—	14,731	—		—%
Total	100%	$6,867,586	$48,444		0.71%
By original loan-to-value ratio(5):
0.00% to 40.00%	19%	$1,322,422	$5,206		0.39%
40.01% to 50.00%	25%	1,733,671	11,294		0.65%
50.01% to 60.00%	35%	2,385,605	28,822		1.21%
60.01% to 70.00%	17%	1,150,914	2,240		0.19%
70.01% to 80.00%(6)	4%	248,799	882		0.35%
80.01% to 90.00%(6)	—%	26,175	—		—%
Total	100%	$6,867,586	$48,444		0.71%
By size of borrower exposure(7):
Less than $1,000,000	35%	$2,379,596	$10,536		0.44%
$1,000,000 to $4,999,999	38%	2,627,617	12,808		0.49%
$5,000,000 to $9,999,999	13%	867,574	9,815	(3)	1.13%
$10,000,000 to $24,999,999	8%	584,896	15,285	(2)	2.61%
$25,000,000 to $50,000,000	6%	407,903	—		—%
Total	100%	$6,867,586	$48,444		0.71%

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

(3)
Includes $9.8 million related to two crop loans located in the Mid-South that became 90 days delinquent as a result of a bankruptcy filed by one borrower. These two loans with the same borrower had separate underlying collateral with original loan-to-value ratios between 40.01% to 50.00% and 50.01% to 60.00%, respectively.

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

(6)	Primarily part-time farm loans. Loans with an original loan-to-value ratio of greater than 80% are required to have private mortgage insurance.

(7)	Includes aggregated loans to single borrowers or borrower-related entities.

Another indicator that Farmer Mac considers in analyzing the credit quality of its Farm & Ranch portfolio is the level of internally-rated "substandard" assets, both in dollars and as a percentage of the outstanding Farm & Ranch portfolio. Assets categorized as "substandard" have a well-defined weakness or weaknesses, and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected. As of December 31, 2017, Farmer Mac's substandard assets were $221.3 million (3.2 percent of the Farm & Ranch portfolio), compared to $165.2 million (2.7 percent of the Farm & Ranch portfolio) as of December 31, 2016. Those substandard assets were comprised of 307 loans as of December 31, 2017 and 287 loans as of December 31, 2016. The $56.1 million increase from year-end 2016 was primarily driven by credit downgrades in on-balance sheet loans. The new substandard asset volume from year-end 2016 includes several large exposures and also represents a relatively diverse set of commodities. Farmer Mac expects that over time its substandard asset rate will eventually revert closer to, and possibly exceed, Farmer Mac's historical average due to macroeconomic factors and the cyclical nature of the agricultural economy. Farmer Mac's average substandard assets as a percentage of its Farm & Ranch portfolio over the last 15 years is approximately 4 percent. The highest substandard asset rate observed during that period occurred in 2010 at approximately 8 percent, which coincided with an increase in substandard loans within Farmer Mac's then-held ethanol portfolio that Farmer Mac no longer holds. If Farmer Mac's substandard asset rate continues to increase from current levels, it is likely that Farmer Mac's provision to the allowance for loan losses and the reserve for losses will also increase.

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

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Farm & Ranch loans purchased and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities as of December 31, 2017 by year of origination, geographic region, and commodity/collateral type.  The purpose of this information is to present information regarding losses relative to original Farm & Ranch purchases, guarantees, and commitments.

Table 21

Farm & Ranch Credit Losses Relative to Cumulative
Original Loans, Guarantees, and LTSPCs as of December 31, 2017
	Cumulative Original Loans, Guarantees and LTSPCs	Cumulative Net Credit Losses/(Recoveries)	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
2007 and prior	$13,315,157	$25,094	0.19%
2008	817,237	3,370	0.41%
2009	549,250	1,578	0.29%
2010	662,387	5	—%
2011	768,959	3,661	0.48%
2012	1,152,645	—	—%
2013	1,410,440	—	—%
2014	952,578	—	—%
2015	1,094,229	(540)	(0.05)%
2016	1,343,880	—	—%
2017	1,344,265		—%
Total	$23,411,027	$33,168	0.14%
By geographic region(1):
Northwest	$3,086,468	$11,191	0.36%
Southwest	8,113,941	8,167	0.10%
Mid-North	5,932,095	12,830	0.22%
Mid-South	2,801,098	(211)	(0.01)%
Northeast	1,394,583	185	0.01%
Southeast	2,082,842	1,006	0.05%
Total	$23,411,027	$33,168	0.14%
By commodity/collateral type:
Crops	$10,701,811	$2,887	0.03%
Permanent plantings	4,959,802	9,402	0.19%
Livestock	5,580,280	3,877	0.07%
Part-time farm	1,339,933	1,329	0.10%
Ag. Storage and Processing	671,874	15,673	2.33%
Other	157,327	—	—%
Total	$23,411,027	$33,168	0.14%

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

The following tables present concentrations of Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities by commodity type within geographic region and cumulative credit losses by origination year and commodity type:

Table 22

	As of December 31, 2017
	Farm & Ranch Concentrations by Commodity Type within Geographic Region
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(dollars in thousands)
By geographic region(1):
Northwest	$356,732	$97,501	$223,429	$63,079	$—	$250	$740,991
	5.2%	1.4%	3.3%	0.9%	—%	—%	10.8%
Southwest	516,489	1,050,625	422,784	73,711	20,272	9,332	2,093,213
	7.5%	15.3%	6.1%	1.1%	0.3%	0.1%	30.4%
Mid-North	1,903,087	17,291	191,197	111,368	17,958	3,193	2,244,094
	27.7%	0.3%	2.8%	1.6%	0.3%	—%	32.7%
Mid-South	557,559	19,869	270,266	54,138	6,259	512	908,603
	8.1%	0.3%	3.9%	0.8%	0.1%	—%	13.2%
Northeast	135,718	24,145	56,141	75,229	5,031	—	296,264
	2.0%	0.3%	0.9%	1.1%	0.1%	—%	4.4%
Southeast	188,360	158,132	171,141	56,103	9,241	1,444	584,421
	2.7%	2.3%	2.5%	0.8%	0.1%	0.1%	8.5%
Total	$3,657,945	$1,367,563	$1,334,958	$433,628	$58,761	$14,731	$6,867,586
	53.2%	19.9%	19.5%	6.3%	0.9%	0.2%	100.0%

(1)
Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Table 23

	As of December 31, 2017
	Farm & Ranch Cumulative Credit Losses by Origination Year and Commodity Type
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Total
	(in thousands)
By year of origination:
2007 and Prior	$703	$9,184	$3,803	$1,206	$10,198	$25,094
2008	2,626	—	—	123	621	3,370
2009	98	218	69	—	1,193	1,578
2010	—	—	5	—	—	5
2011	—	—	—	—	3,661	3,661
2012	—	—	—	—	—	—
2013	—	—	—	—	—	—
2014	—	—	—	—	—	—
2015	(540)	—	—	—	—	(540)
2016	—	—	—	—	—	—
2017	—	—	—	—	—	—
Total	$2,887	$9,402	$3,877	$1,329	$15,673	$33,168

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

Farmer Mac requires approved lenders to make representations and warranties regarding the conformity of eligible agricultural mortgage and rural utilities loans to Farmer Mac's standards, the accuracy of loan data provided to Farmer Mac, and other requirements related to the loans.  Sellers are responsible to Farmer Mac for breaches of those representations and warranties, and Farmer Mac has the ability to require a seller to cure, replace, or repurchase a loan sold or transferred to Farmer Mac if any breach of a representation or warranty is discovered that was material to Farmer Mac's decision to purchase the loan or that directly or indirectly causes a default or potential loss on a loan sold or transferred by the seller to Farmer Mac. During the previous three years ended December 31, 2017, Farmer Mac has required one seller to repurchase a total of two loans aggregating $0.8 million for breaches of representations and warranties made about those two loans, both of which repurchases occurred during first quarter 2016. In addition to relying on the representations and warranties of lenders, Farmer Mac also underwrites all of the agricultural real estate mortgage loans (other than rural housing and part-time farm mortgage loans) and rural utilities loans that it holds in its portfolio. For rural housing and part-time farm mortgage loans, Farmer Mac relies on representations and warranties from the seller that those loans conform to Farmer Mac's specified underwriting criteria without exception. For more information about Farmer Mac's loan eligibility requirements, see "Business—Farmer Mac's Lines of Business—Farm & Ranch—Loan Eligibility" and "Business—Farmer Mac's Lines of Business—Rural Utilities—Loan Eligibility."

Under contracts with Farmer Mac and in consideration for servicing fees, Farmer Mac-approved central servicers service loans in accordance with Farmer Mac's requirements.  Central servicers are responsible to Farmer Mac for serious errors in the servicing of those loans.  If a central servicer materially breaches the terms of its servicing agreement with Farmer Mac, such as failing to forward payments received or releasing collateral without Farmer Mac's consent, or experiences insolvency or bankruptcy, Farmer Mac has the right to terminate the servicing relationship for a particular loan or the entire portfolio serviced by the central servicer. In addition, Farmer Mac can proceed against the central servicer in arbitration or exercise any remedies available to it under law. During the previous three years ended December 31, 2017, Farmer Mac had not exercised any remedies or taken any formal action against any central servicers. For more information about Farmer Mac's servicing requirements, see "Business—Farmer Mac's Lines of Business—Farm & Ranch—Servicing" and "Business—Farmer Mac's Lines of Business—Rural Utilities—Servicing."

Credit Risk – Institutional.  Farmer Mac is exposed to credit risk arising from its business relationships with other institutions including:

•	issuers of AgVantage securities;

•	approved lenders and servicers; and

•	interest rate swap counterparties.

Farmer Mac approves AgVantage counterparties and manages institutional credit risk related to those AgVantage counterparties by requiring them to meet Farmer Mac's standards for creditworthiness for the particular counterparty and transaction.  The required collateralization level is established at the time the AgVantage facility is entered into with the counterparty and does not change during the life of the AgVantage securities issued under the facility.  In AgVantage transactions, the corporate obligor is required to remove from the pool of pledged collateral any loan that becomes more than 30 days delinquent in the payment of principal or interest and to substitute an eligible loan that is current in payment to maintain the minimum required collateralization level.  In the event of a default on the general obligation, Farmer Mac would have recourse to the pledged collateral and have rights to the ongoing borrower payments of principal and interest. For Farm Equity AgVantage counterparties and smaller financial funds or entities, Farmer Mac also requires that the counterparty generally (1) maintain a higher collateralization level, through lower loan-to-value ratio thresholds and higher overcollateralization than required for traditional AgVantage securities and (2) comply with specified financial covenants for the life of the related AgVantage security to avoid default. For a more detailed description of AgVantage securities, see "Business—Farmer Mac's Lines of Business—Institutional Credit—AgVantage Securities."

The unpaid principal balance of outstanding on-balance sheet AgVantage securities secured by loans eligible for the Farm & Ranch line of business totaled $5.1 billion as of December 31, 2017 and $3.7 billion as of December 31, 2016. The unpaid principal balance of on-balance sheet AgVantage securities secured by loans eligible for the Rural Utilities line of business totaled $2.5 billion as of December 31, 2017 and $2.3 billion as of December 31, 2016. The unpaid principal balance of outstanding off-balance sheet AgVantage securities totaled $0.3 billion as of December 31, 2017 and $1.3 billion as of December 31, 2016. The decrease in the unpaid principal balance of outstanding off-balance sheet AgVantage securities from year-end 2016 was attributable to the refinancing of a $1.0 billion AgVantage security that matured in April 2017 into three new on-balance sheet AgVantage securities. Previously, $970.0 million of this $1.0 billion maturing AgVantage security was reported as off-balance sheet business volume because it was owned by third party investors. For more information about this AgVantage transaction, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Volume."

The following table provides information about the issuers of AgVantage securities, as well as the required collateralization levels for those transactions as of December 31, 2017 and 2016:

Table 24

	As of December 31, 2017			As of December 31, 2016
Counterparty	Balance	Credit Rating	Required Collateralization	Balance	Credit Rating	Required Collateralization
	(dollars in thousands)
AgVantage:
MetLife	$2,550,000	AA-	103%	$2,550,000	AA-	103%
CFC(1)	2,800,188	A	100%	2,594,402	A	100%
Rabo AgriFinance	2,075,000	None	106%	1,800,000	None	106%
Other(2)	199,959	(3)	106% to 125%	86,373	(3)	106% to 125%
Farm Equity AgVantage(4)	279,731	None	110%	256,911	None	110%
Total outstanding	$7,904,878			$7,287,686

(1)	Includes $300.0 million related to a revolving floating rate AgVantage facility. Farmer Mac receives a fixed fee based on the full dollar amount of the facility.

(2)	Consists of AgVantage securities issued by 6 different issuers as of both December 31, 2017 and 2016.

(3)	Consists of AgVantage securities from 6 different issuers without a credit rating as of both December 31, 2017 and 2016.

(4)	Consists of AgVantage securities from 5 different issuers as of December 31, 2017 and 3 different issuers as of December 31, 2016.

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

Farmer Mac manages institutional credit risk related to its interest rate swap counterparties through collateralization provisions contained in each of its swap agreements that varies based on the market value of its swaps portfolio with each counterparty. Furthermore, Farmer Mac is required to fully collateralize its derivatives positions without any minimum threshold for cleared swap transactions, as well as for non-cleared swap transactions entered into after March 1, 2017, the effective date of new rules that established zero threshold requirements for the exchange of variation margin between Farmer Mac and its swap dealer counterparties in such transactions. Farmer Mac transacts interest rate swaps with multiple counterparties to ensure a more even distribution of institutional credit risk related to its swap transactions. As a result of mandatory clearing rules for certain interest rate derivative transactions enacted under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), Farmer Mac uses the clearing process for cleared swap transactions as another mechanism for managing its derivative counterparty risk. Credit risk related to interest rate swap contracts is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Interest Rate Risk" and Note 6 to the consolidated financial statements.

Credit Risk – Other Investments. As of December 31, 2017, Farmer Mac had $0.3 billion of cash and cash equivalents and $2.3 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's internal policies as well as FCA regulations, which establish limitations on dollar amount, issuer concentration, and credit quality. Those regulations can be found at 12 C.F.R. §§ 652.1-652.45 (the "Liquidity and Investment Regulations"). In addition to establishing a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize Farmer Mac's exposure to financial market volatility, preserve capital, and support Farmer Mac's access to the debt markets.

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

The Liquidity and Investment Regulations and Farmer Mac's policies also establish concentration limits, which are intended to limit exposure to any one counterparty. Although the Liquidity and Investment Regulations limit Farmer Mac's total credit exposure to any single issuer of securities and uncollateralized financial derivatives to 25 percent of Farmer Mac's regulatory capital (as of December 31, 2017, 25 percent of Farmer Mac's regulatory capital was $166.5 million), Farmer Mac's current policy limits this total credit exposure to 5 percent of its regulatory capital (as of December 31, 2017, 5 percent of Farmer Mac's regulatory capital was $33.3 million). These exposure limits do not apply to obligations of the United States or GSEs, though Farmer Mac is restricted by the Liquidity and Investment Regulations and its own policy from investing more than 100 percent of its regulatory capital in any one GSE.

On February 23, 2016, FCA published a proposed rule in the Federal Register to amend the Liquidity and Investment Regulations to comply with Section 939A of the Dodd-Frank Act by removing references and requirements relating to credit ratings and replacing them with other standards of creditworthiness, as well as to revise the eligibility criteria and exposure limits for certain types of investments. Farmer Mac submitted comments on this proposed rule to FCA on April 25, 2016 and expects a final rule to be issued during 2018. Farmer Mac expects that it will be able to successfully adapt to FCA's proposed amendments of the Liquidity and Investment Regulations.

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

Yield maintenance provisions and other prepayment penalties contained in certain agricultural real estate mortgage loans and most rural utilities loans reduce, but do not eliminate, prepayment risk.  Those provisions require borrowers to make an additional payment when they prepay their loans, thus compensating Farmer Mac for the shortened duration of the prepaid loan.  As of December 31, 2017, approximately 2 percent of the total outstanding balance of loans in the Farm & Ranch line of business where Farmer Mac either owned the loan or the beneficial interest in the underlying loan had yield maintenance provisions or other forms of prepayment protection (together covering 4 percent of all loans with fixed interest rates).  Of the Farm & Ranch loans purchased in 2017, 5 percent had yield maintenance or another form of prepayment protection. As of December 31, 2017, none of Farmer Mac's USDA Securities had yield maintenance provisions; however, 4 percent contained other prepayment penalties.  Of the USDA Securities purchased in 2017, 10 percent contained various forms of prepayment penalties.  As of December 31, 2017, 65 percent of the Rural Utilities loans owned by Farmer Mac had yield maintenance provisions. Of the Rural Utilities loans purchased in 2017, 84 percent contained prepayment penalties.

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

Farmer Mac is also subject to interest rate risk on loans that Farmer Mac has committed to acquire (other than delinquent loans through LTSPCs) but has not yet purchased.  When Farmer Mac commits to purchase those loans, it is exposed to interest rate risk between the time it commits to purchase the loans and the time it either:

•	issues debt to retain the loans in its portfolio; or

•	sells Farmer Mac Guaranteed Securities backed by the loans.

Farmer Mac manages the interest rate risk related to these loans, and the related issuance of Farmer Mac Guaranteed Securities or debt, through the use of forward sale contracts on the debt securities of other GSEs and/or futures contracts involving U.S. Treasury securities.  Farmer Mac uses U.S. Treasury futures contracts as a hedge against the level of interest rates, while forward sale contracts on GSE securities reduce its interest rate exposure to changes in both U.S. Treasury rates and spreads on Farmer Mac debt and certain Farmer Mac Guaranteed Securities. Issuing debt to fund the loans as investments does not fully eliminate interest rate risk due to the possible timing differences in the cash flows of the assets and related liabilities, as discussed above.

Farmer Mac's $0.3 billion of cash and cash equivalents mature within three months and are funded with discount notes having similar maturities. As of December 31, 2017, $2.18 billion of the $2.26 billion of investment securities (96 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year. Those securities are funded with effectively floating rate debt that closely matches the rate adjustment dates of the associated investments. As of December 31, 2017, Farmer Mac had outstanding discount notes of $1.7 billion, medium-term notes that mature within one year of $6.4 billion, and medium-term notes that mature after one year of $7.4 billion.

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

Farmer Mac's NES simulation represents the difference between projected income from interest-earning assets and interest expense produced by the related funding, including associated derivatives. Farmer Mac's NES may be affected by changes in market interest rates resulting from timing differences between maturities and re-pricing characteristics of assets and liabilities. The direction and magnitude of any such effect depends on the direction and magnitude of the change in interest rates as well as the composition of Farmer Mac's portfolio. The NES forecast represents an estimate of the net effective spread income that Farmer Mac's current portfolio is expected to produce over a twelve-month horizon. As a result, NES sensitivity statistics provide a short-term view of Farmer Mac's interest rate sensitivity.

Duration is a measure of a financial instrument's sensitivity to small changes in interest rates. Duration gap is the difference between the estimated durations of Farmer Mac's assets and liabilities. Because duration is a measure of market value sensitivity, duration gap summarizes the extent to which estimated market value sensitivities for assets and liabilities are matched. Duration gap provides a relatively concise measure of the interest rate risk inherent in Farmer Mac's outstanding portfolio.

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

Each of the metrics is produced using asset/liability models and is derived based on management's best estimates of factors such as projected interest rates, interest rate volatility, and prepayment speeds. Accordingly, these metrics should be understood as estimates rather than as precise measurements. In addition, actual results may differ to the extent there are material changes to Farmer Mac's portfolio or changes in strategies undertaken to mitigate unfavorable sensitivities to interest rate changes.

The following schedule summarizes the results of Farmer Mac's MVE and NES sensitivity analysis as of December 31, 2017 and 2016 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

Table 25

	Percentage Change in MVE from Base Case
Interest Rate Scenario	As of December 31, 2017	As of December 31, 2016
+100 basis points	(1.1)%	(2.5)%
-50 basis points	(1.8)%	(0.8)%

	Percentage Change in NES from Base Case
Interest Rate Scenario	As of December 31, 2017	As of December 31, 2016
+100 basis points	4.4%	3.0%
-50 basis points	(1.3)%	(2.1)%

Farmer Mac's board of directors has established policies and procedures regarding MVE and NES sensitivity. These policies include the measurement of MVE and NES sensitivity to more severe decreasing interest rate scenarios that are consistent in magnitude with the increasing interest rate scenarios. However, given the current low interest rate environment, those rate scenarios produced negative interest rates during 2016 and periods of 2017, and, as a result, do not produce results that are meaningful. Consequently, Farmer Mac currently measures and reports MVE and NES sensitivity to a down 50 basis point interest rate shock.

As of December 31, 2017, Farmer Mac's effective duration gap was negative 0.9 months, compared to positive 0.1 months as of December 31, 2016.  During 2017, short-term interest rates increased materially while longer-term interest rates decreased. This rate movement reduced the duration of Farmer Mac's assets relative to its liabilities, thereby widening slightly Farmer Mac's duration gap. Despite this rate movement, Farmer Mac's overall interest rate sensitivity remained stable and at relatively low levels throughout 2017.

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

As of December 31, 2017, Farmer Mac had $8.8 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to twenty-five years, of which $2.8 billion were pay-fixed interest rate swaps, $4.9 billion were receive-fixed interest rate swaps, and $1.1 billion were basis swaps.

Farmer Mac enters into interest rate swap contracts to synthetically adjust the characteristics of its debt to match more closely the cash flow and duration characteristics of its loans and other assets, thereby reducing interest rate risk and often times deriving an overall lower effective cost of borrowing than would otherwise be available to Farmer Mac in the conventional debt market.  Specifically, interest rate swaps synthetically convert the variable cash flows related to the forecasted issuance of short-term debt into effectively fixed rate medium-term notes that match the anticipated duration and interest rate characteristics of the corresponding assets.  Farmer Mac evaluates the overall cost of using the swap market as a funding alternative and uses interest rate swaps to manage specific interest rate risks for specific transactions. Certain financial derivatives are designated as fair value hedges of fixed rate assets classified as available-for-sale or liabilities to protect against fair value changes in the assets or liabilities related to a benchmark interest rate (e.g., LIBOR). Furthermore, certain financial derivatives are designated as cash flow hedges to mitigate the volatility of future interest rate payments on floating rate debt.

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

As discussed in Note 6 to the consolidated financial statements, all financial derivatives are recorded on the balance sheet at fair value as derivative assets or as derivative liabilities. Changes in the fair values of financial derivatives are reported in "Gains on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in fair value hedge accounting relationships, changes in the fair values of the hedged items related to the risk being hedged are also reported in "Gains on financial derivatives and hedging activities" in the consolidated statements of operations. The accrual of the contractual amounts due on the financial derivative is included as an adjustment to the yield of the hedged item and is reported in net interest income. For financial derivatives designated in cash flow hedge accounting relationships, the effective portion of the derivative gain/loss is recorded in other comprehensive income. Amounts are disclosed as a reclassification out of other comprehensive income and affecting net interest income when the hedged transaction occurs and affects earnings. Any ineffective portion of designated hedge transactions is recognized immediately in "Gains on financial derivatives and hedging activities." All of Farmer Mac's financial derivatives transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty. As of December 31, 2017, Farmer Mac had $0.5 million uncollateralized net exposures to three counterparties. As of December 31, 2016, Farmer Mac had uncollateralized net exposures of $0.2 million to two counterparties.

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

To mitigate this basis risk, Farmer Mac seeks to issue debt of sufficient maturity to reduce the frequency of required refinancing of that debt over the life of the associated asset. As of December 31, 2017, Farmer Mac held $6.6 billion of floating-rate assets in its lines of business and its liquidity investment portfolio that reset on the basis of floating rate market indexes, primarily one-month and three-month LIBOR. As of the same date, Farmer Mac also had $2.8 billion of interest rate swaps outstanding where Farmer Mac pays a fixed rate of interest and receives a floating rate of interest.

Adjustments to Farmer Mac's funding strategies to take advantage of lower cost LIBOR-based funding opportunities, as well as a generally favorable LIBOR-based funding market, has enabled Farmer Mac to reduce its funding costs in 2017. LIBOR-based funding markets have returned to levels that are generally consistent with Farmer Mac's historical experience, and Farmer Mac believes that additional material improvements in the near-term are less likely.

Liquidity and Capital Resources

Farmer Mac regularly accesses the capital markets for funding, and Farmer Mac has maintained access to the capital markets at favorable rates throughout 2016 and 2017. Assuming continued access to the capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac also has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets. That plan involves borrowing through repurchase agreement arrangements and the sale of liquid assets. Farmer Mac is required to maintain a minimum of 90 days of liquidity under the Liquidity and Investment Regulations. In accordance with the methodology for calculating available days of liquidity prescribed by those regulations, Farmer Mac maintained an average of 195 days of liquidity during 2017 and had 172 days of liquidity as of December 31, 2017.

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

Farmer Mac's board of directors has authorized the issuance of up to $18.0 billion of discount notes and medium-term notes (of which $15.5 billion was outstanding as of December 31, 2017), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac invests the proceeds of its debt issuances in purchases of loans, USDA Securities, Farmer Mac Guaranteed Securities, and investment assets in accordance with policies established by its board of directors and subject to regulations established by FCA.

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

Farmer Mac maintains cash, cash equivalents (including U.S. Treasury securities and other short-term money market instruments), and other investment securities that can be drawn upon for liquidity needs.  The following table presents these assets as of December 31, 2017 and 2016:

Table 26

	As of December 31, 2017	As of December 31, 2016
	(in thousands)
Cash and cash equivalents	$302,022	$265,229
Investment securities:
Guaranteed by U.S. Government and its agencies	1,331,490	1,423,850
Guaranteed by GSEs	893,843	1,044,261
Corporate debt securities	—	10,041
Asset-backed securities	35,104	37,699
Total	$2,562,459	$2,781,080

Capital Requirements. Farmer Mac is subject to the following capital requirements – minimum, critical, and risk-based. Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. The minimum capital requirement is expressed as a percentage of on-balance sheet assets and off-balance sheet obligations. The critical capital requirement is equal to one-half of the minimum capital amount. Farmer Mac's statutory charter does not specify the required level of risk-based capital but directs FCA to establish a risk-based capital stress test for Farmer Mac, using specified stress test parameters. Certain enforcement powers are given to FCA depending on Farmer Mac's compliance with these capital standards. As of December 31, 2017, Farmer Mac was in compliance with its statutory capital requirements and was classified as within "level I" (the highest compliance level). See Note 9 to the consolidated financial statements for more information about Farmer Mac's capital position and see "Business—Government Regulation of Farmer Mac—Capital Standards" for more information on the capital requirements applicable to Farmer Mac.

In accordance with FCA's rule on capital planning, Farmer Mac's board of directors has adopted a policy for maintaining a sufficient level of "Tier 1" capital (consisting of retained earnings, paid-in capital, common stock, and qualifying preferred stock). That policy imposes restrictions on Tier 1-eligible dividends and any discretionary bonus payments if Tier 1 capital falls below specified thresholds. As of December 31, 2017 and 2016, Farmer Mac's Tier 1 capital ratio was 12.6% and 12.7%, respectively. The decrease from year-end 2016 was the result of the adoption of ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," for the year ended December 31, 2017. Excluding the effects of the adoption of ASU 2018-02, Farmer Mac's Tier 1 capital ratio increased as the marginal impact of capital growth outpaced the marginal impact of growth in risk weighted assets during 2017. For more information about Farmer Mac's capital adequacy policy and FCA's rule on capital planning, see "Business—Government Regulation of Farmer Mac—Capital Standards." As of December 31, 2017, Farmer Mac was in compliance with its capital adequacy policy.

Contractual Obligations.  The following table presents the amount and timing of Farmer Mac's known, fixed, and determinable contractual obligations by payment date as of December 31, 2017.  The payment amounts represent those amounts contractually due to the recipient (including return of discount and interest on debt) and do not include unamortized premiums or discounts or other similar carrying value adjustments.

Table 27

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Discount notes(1)	$1,730,472	$—	$—	$—	$1,730,472
Medium-term notes(1)	6,365,557	4,494,563	1,642,930	1,308,721	13,811,771
Interest payments on fixed rate medium-term notes(2)	150,367	188,227	101,077	156,412	596,083
Interest payments on floating rate medium-term notes(3)	41,235	24,681	10,725	14,886	91,527
Operating lease obligations(4)	1,814	3,857	3,975	3,305	12,951
Purchase obligations(5)	1,869	1,511	193	—	3,573

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

(3)
Calculated using the effective interest rates as of December 31, 2017.  As a result, these amounts do not reflect the effects of changes in the contractual interest rates effective on future interest rate reset dates.

(4)
Includes amounts due under non-cancellable operating leases for office space and office equipment. See Note 12 to the consolidated financial statements for more information regarding Farmer Mac's minimum lease payments for office space.

(5)
Includes minimum amounts due under non-cancellable agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms.  These agreements include, among others, agreements for the provision of consulting services, information technology support, equipment maintenance, and financial analysis software and services.  The amounts actually paid under these agreements will likely be higher due to the variable components of some of these agreements under which the ultimate obligation owed is determined by reference to actual usage or hours worked.  The table does not include amounts due under agreements that are cancellable without penalty or further payment as of December 31, 2017 and therefore do not represent enforceable and legally binding obligations.  The table also does not include payments that are based on a varying outstanding loan volume (such as servicing fees), as those payments are not known, fixed, and determinable contractual obligations.

Farmer Mac enters into financial derivatives contracts under which it either receives cash from counterparties, or is required to pay cash to them, depending on changes in interest rates.  Financial derivatives are carried on the consolidated balance sheets at fair value, representing the net present value of expected future cash payments or receipts based on market interest rates as of the balance sheet date adjusted for the consideration of credit risk of Farmer Mac and its counterparties.  The fair values of the contracts change daily as market interest rates change.  Because the financial derivative liabilities recorded on the consolidated balance sheet as of December 31, 2017 do not represent the amounts that may ultimately be paid under the financial derivative contracts, those liabilities are not included in the table of contractual obligations presented above.  Further information regarding financial derivatives is included in Note 2(h) and Note 6 to the consolidated financial statements.

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

Table 28

	As of December 31,
	2017	2016
	(in thousands)
LTSPCs(1)	$3,141,684	$3,088,007
Mandatory commitments to purchase loans and USDA Securities	54,347	114,486

(1)	As of both December 31, 2017 and 2016, includes $20.0 million related to one-year loan purchase commitments on which Farmer Mac receives a nominal unused commitment fee.

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

As of December 31, 2017 and 2016, outstanding off-balance sheet LTSPCs and Farmer Mac Guaranteed Securities totaled $4.0 billion and $4.9 billion, respectively.  The following table presents the balance of outstanding LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2017 and 2016:

Table 29

Outstanding Balance of LTSPCs and Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of December 31,
	2017	2016
	(in thousands)
Farm & Ranch obligations:
LTSPCs	$2,335,342	$2,209,409
Farm & Ranch Guaranteed Securities	333,511	415,441
Total Farm & Ranch obligations	2,668,853	2,624,850
USDA Guarantees obligations:
Farmer Mac Guaranteed USDA Securities	254,217	103,976
Rural Utilities obligations:
LTSPCs(1)	806,342	878,598
Institutional Credit obligations:
AgVantage Securities(2)	11,556	983,214
Revolving floating rate AgVantage facility(3)	300,000	300,000
Total Institutional Credit obligations	311,556	1,283,214
Total off-balance sheet	$4,040,968	$4,890,638

(1)	As of both December 31, 2017 and 2016, includes $20.0 million related to one-year loan purchase commitments on which Farmer Mac receives a nominal unused commitment fee.

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

(3)
During 2017, $100.0 million of this facility was drawn and subsequently repaid. During 2016, this facility was not utilized. Farmer Mac receives a fixed fee based on the full dollar amount of the facility. If the counterparty draws on the facility, the amounts drawn will be in the form of AgVantage securities, and Farmer Mac will earn interest income on those securities.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees" and Notes 2(d), 2(f), 5 and 12 to the consolidated financial statements for more information about Farmer Mac Guaranteed Securities and Notes 2(o) and 12 to the consolidated financial statements for more information about LTSPCs.

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

On December 7, 2017, Farmer Mac disclosed that it had terminated the employment of its former President and Chief Executive Officer, Timothy L. Buzby, due to violations of company policies unrelated to Farmer Mac's financial or business performance. Shortly after that disclosure, FCA issued a press release to state that OSMO would be conducting oversight and examination activities that are expected and customary in this type of situation with a regulated entity and to clarify that FCA examinations are not public. Farmer Mac has been cooperating with OSMO in its follow-up requests for information related to the change in leadership at Farmer Mac and the events leading up to that change. Farmer Mac does not expect that this will have a material effect on its business activities and operations or financial condition.

Other Matters

The expected effects of recently issued accounting pronouncements on the consolidated financial statements are presented in Note 2(r) to the consolidated financial statements.

Supplemental Information

The following tables present quarterly and annual information regarding new business volume, repayments, and outstanding business volume:

Table 30

New Business Volume
	Farm & Ranch		USDA Guarantees	Rural Utilities		Institutional Credit
	Loans	LTSPCs	USDA Securities	Loans	LTSPCs	AgVantage	Total
	(in thousands)
For the quarter ended:
December 31, 2017	$204,917	$282,809	$100,024	$15,000	$—	$234,753	$837,503
September 30, 2017	298,274	102,774	131,298	70,000	—	290,995	893,341
June 30, 2017	312,217	55,899	169,261	25,000	—	1,296,757	1,859,134
March 31, 2017	314,137	113,261	131,101	27,341	—	561,407	1,147,247
December 31, 2016	243,692	117,265	129,343	10,800	20,000	247,154	768,254
September 30, 2016	282,690	155,657	119,201	20,000	—	528,234	1,105,782
June 30, 2016	241,093	58,156	133,745	10,000	421,404	396,245	1,260,643
March 31, 2016	198,548	68,017	98,968	9,691	—	927,219	1,302,443
December 31, 2015	245,252	185,919	72,442	46,082	—	14,391	564,086

For the year ended:
December 31, 2017	1,129,545	554,743	531,684	137,341	—	2,383,912	4,737,225
December 31, 2016	966,023	399,095	481,257	50,491	441,404	2,098,852	4,437,122

Table 31

Repayments of Assets by Line of Business
	Farm & Ranch				USDA Guarantees		Rural Utilities				Institutional Credit
	Loans	Guaranteed Securities	LTSPCs		USDA Securities		Loans		LTSPCs		AgVantage	Total
	(in thousands)
For the quarter ended:
Scheduled	$25,848	$14,371	$36,806	—	$22,381	—	$315	—	$13,621	—	$231,717	$345,059
Unscheduled	49,229	6,941	43,975	—	24,385	—	4,876	—	—	—	—	129,406
December 31, 2017	$75,077	$21,312	$80,781		$46,766		$5,191		$13,621		$231,717	$474,465

Scheduled	$61,961	$6,735	$21,409		$24,163		$27,191		$39,816		$100,571	$281,846
Unscheduled	49,894	5,861	124,676		45,192		457		—		—	226,080
September 30, 2017	$111,855	$12,596	$146,085		$69,355		$27,648		$39,816		$100,571	$507,926

Scheduled	$21,687	$9,116	$41,821		$35,169		$—		$9,885		$1,166,922	$1,284,600
Unscheduled	51,442	10,737	47,262		46,776		—		—		4,000	160,217
June 30, 2017	$73,129	$19,853	$89,083		$81,945		$—		$9,885		$1,170,922	$1,444,817

Scheduled	$70,394	$16,184	$48,375		$36,322		$26,909		$8,934		$161,451	$368,569
Unscheduled	114,811	11,985	64,486		39,457		814		—		102,059	333,612
March 31, 2017	$185,205	$28,169	$112,861		$75,779		$27,723		$8,934		$263,510	$702,181

Scheduled	$20,566	$15,209	$21,546		$21,325		$—		$15,929		$311,739	$406,314
Unscheduled	47,156	10,767	111,137		34,477		4,427		—		2,240	210,204
December 31, 2016	$67,722	$25,976	$132,683		$55,802		$4,427		$15,929		$313,979	$616,518

Scheduled	$47,221	$7,954	$39,192		$22,626		$26,522		$58,177		$559,895	$761,587
Unscheduled	85,583	17,108	67,094		36,099		2,108		—		5,000	212,992
September 30, 2016	$132,804	$25,062	$106,286		$58,725		$28,630		$58,177		$564,895	$974,579

Scheduled	$10,769	$9,876	$34,610		$34,434		$82		$7,424		$66,699	$163,894
Unscheduled	64,184	8,947	54,119		68,535		—		—		—	195,785
June 30, 2016	$74,953	$18,823	$88,729		$102,969		$82		$7,424		$66,699	$359,679

Scheduled	$42,555	$17,866	$42,619		$42,969		$25,966		$4,140		$589,847	$765,962
Unscheduled	91,510	10,883	72,642		44,694		—		—		—	219,729
March 31, 2016	$134,065	$28,749	$115,261		$87,663		$25,966		$4,140		$589,847	$985,691

Scheduled	$6,689	$16,884	$26,265		$18,981		$11,234		$4,165		$15,154	$99,372
Unscheduled	59,280	22,534	78,250		33,809		—		—		—	193,873
December 31, 2015	$65,969	$39,418	$104,515		$52,790		$11,234		$4,165		$15,154	$293,245

For the year ended:
Scheduled	$179,890	$46,406	$148,411		$118,035		$54,415		$72,256		$1,660,661	$2,280,074
Unscheduled	265,376	35,524	280,399		155,810		6,147		—		106,059	849,315
December 31, 2017	$445,266	$81,930	$428,810		$273,845		$60,562		$72,256		$1,766,720	$3,129,389

Scheduled	$121,111	$50,905	$137,967		$121,354		$52,570		$85,670		$1,528,180	$2,097,757
Unscheduled	288,433	47,705	304,992		183,805		6,535		—		7,240	838,710
December 31, 2016	$409,544	$98,610	$442,959		$305,159		$59,105		$85,670		$1,535,420	$2,936,467

Table 32

Lines of Business - Outstanding Business Volume
	Farm & Ranch			USDA Guarantees	Rural Utilities		Institutional Credit
	Loans	Guaranteed Securities	LTSPCs	USDA Securities	Loans	LTSPCs	AgVantage	Total
	(in thousands)
As of:
December 31, 2017	$4,198,733	$333,511	$2,335,342	$2,352,214	$1,076,291	$806,342	$7,904,878	$19,007,311
September 30, 2017	4,068,893	354,823	2,133,314	2,298,956	1,066,482	819,963	7,901,842	18,644,273
June 30, 2017	3,882,474	367,419	2,176,625	2,237,013	1,024,130	859,779	7,711,418	18,258,858
March 31, 2017	3,643,386	387,272	2,209,809	2,149,697	999,130	869,664	7,585,583	17,844,541
December 31, 2016	3,514,454	415,441	2,209,409	2,094,375	999,512	878,598	7,287,686	17,399,475
September 30, 2016	3,338,484	441,417	2,224,827	2,020,834	993,139	874,527	7,354,511	17,247,739
June 30, 2016	3,188,598	466,479	2,175,456	1,960,358	1,001,769	932,704	7,391,172	17,116,536
March 31, 2016	3,022,458	485,302	2,206,029	1,929,582	991,851	518,724	7,061,626	16,215,572
December 31, 2015	2,957,975	514,051	2,253,273	1,918,277	1,008,126	522,864	6,724,254	15,898,820

Table 33

On-Balance Sheet Outstanding Business Volume
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
December 31, 2017	$7,158,014	$2,499,203	$5,309,126	$14,966,343
September 30, 2017	6,921,477	2,447,923	5,426,757	14,796,157
June 30, 2017	6,722,463	2,406,120	5,226,982	14,355,565
March 31, 2017	5,373,283	2,330,819	5,255,146	12,959,248
December 31, 2016	5,346,011	2,274,535	4,888,291	12,508,837
September 30, 2016	5,278,332	2,212,946	4,869,765	12,361,043
June 30, 2016	5,201,386	2,157,342	4,867,336	12,226,064
March 31, 2016	4,942,566	2,296,767	4,468,045	11,707,378
December 31, 2015	4,923,163	2,271,960	4,118,366	11,313,489

The following table presents the quarterly net effective spread (a non-GAAP measure) by segment:

Table 34

	Net Effective Spread by Line of Business
	Farm & Ranch		USDA Guarantees		Rural Utilities		Institutional Credit		Corporate		Net Effective Spread(1)
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
For the quarter ended:
December 31, 2017(2)	$12,396	1.80%	$4,979	0.93%	$3,057	1.14%	$14,800	0.78%	$2,235	0.35%	$37,467	0.93%
September 30, 2017	11,303	1.73%	4,728	0.90%	2,765	1.07%	14,455	0.78%	2,725	0.41%	35,976	0.91%
June 30, 2017	11,158	1.77%	4,551	0.87%	2,669	1.06%	14,467	0.81%	2,489	0.36%	35,334	0.91%
March 31, 2017	10,511	1.77%	4,561	0.89%	2,568	1.04%	12,615	0.82%	2,271	0.32%	32,526	0.90%
December 31, 2016(2)	10,131	1.75%	5,152	1.04%	2,530	1.02%	11,636	0.78%	1,999	0.26%	31,448	0.88%
September 30, 2016	10,476	1.86%	4,994	1.03%	2,541	1.01%	11,431	0.75%	2,239	0.24%	31,681	0.85%
June 30, 2016	9,644	1.74%	4,392	0.92%	2,459	0.98%	11,412	0.77%	2,596	0.29%	30,503	0.83%
March 31, 2016	9,238	1.67%	4,118	0.87%	2,438	0.99%	11,093	0.80%	2,553	0.26%	29,440	0.81%
December 31, 2015	9,168	1.68%	4,332	0.92%	2,747	1.10%	10,902	0.80%	2,306	0.26%	29,455	0.84%

(1)
Net effective spread is a non-GAAP measure. Effective in fourth quarter 2017, Farmer Mac revised its methodology for calculating net effective spread to also include the net effects of terminations or net settlements on financial derivatives and hedging activities. All prior period information has been recast to reflect the revised net effective spread methodology. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Measures—Net Effective Spread" for more information regarding the explanation of net effective spread.

(2)
See Note 14 to the consolidated financial statements for a reconciliation of GAAP net interest income by line of business to net effective spread by line of business for the years ended December 31, 2017 and 2016.

The following table presents quarterly core earnings (a non-GAAP measure) reconciled to net income attributable to common stockholders:

Table 35

Core Earnings by Quarter Ended
	December 2017	September 2017	June 2017	March 2017	December 2016	September 2016	June 2016	March 2016	December 2015
	(in thousands)
Revenues:
Net effective spread	$37,467	$35,976	$35,334	$32,526	$31,448	$31,681	$30,503	$29,440	$29,455
Guarantee and commitment fees	5,157	4,935	4,942	5,316	5,158	4,533	4,810	4,669	4,730
Other	69	274	107	485	545	713	466	346	267
Total revenues	42,693	41,185	40,383	38,327	37,151	36,927	35,779	34,455	34,452

Credit related (income)/expense:
Provision for/(release of) losses	464	384	466	444	512	(31)	458	63	(49)
REO operating expenses	—	—	23	—	—	—	—	39	44
(Gains)/losses on sale of REO	(964)	(32)	(757)	5	—	(15)	—	—	—
Total credit related (income)/expense	(500)	352	(268)	449	512	(46)	458	102	(5)

Operating expenses:
Compensation and employee benefits	5,247	5,987	6,682	6,317	5,949	5,438	5,611	5,774	5,385
General and administrative	4,348	3,890	3,921	3,800	4,352	3,474	3,757	3,526	3,238
Regulatory fees	625	625	625	625	625	613	612	613	613
Total operating expenses	10,220	10,502	11,228	10,742	10,926	9,525	9,980	9,913	9,236

Net earnings	32,973	30,331	29,423	27,136	25,713	27,448	25,341	24,440	25,221
Income tax expense	11,796	10,268	10,307	8,844	9,189	9,577	8,979	8,568	8,876
Net (loss)/income attributable to non-controlling interest(1)	—	—	(150)	(15)	28	(18)	(16)	(28)	(60)
Preferred stock dividends	3,296	3,295	3,296	3,295	3,296	3,295	3,296	3,295	3,296
Core earnings	$17,881	$16,768	$15,970	$15,012	$13,200	$14,594	$13,082	$12,605	$13,109

Reconciling items:
(Losses)/gains on financial derivatives and hedging activities due to fair value changes	(264)	2,737	2,221	4,805	17,233	1,460	(2,076)	(2,989)	2,743
Unrealized gains/(losses) on trading assets	60	—	(2)	(82)	(474)	1,182	394	358	696
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(129)	(954)	(117)	(127)	(40)	(157)	(371)	(281)	(263)
Net effects of terminations or net settlements on financial derivatives and hedging activities	632	862	232	948	2,150	238	398	(608)	(217)
Re-measurement of net deferred tax asset due to enactment of new tax legislation	(1,365)	—	—	—	—	—	—	—	—
Income tax effect related to reconciling items	(105)	(926)	(816)	(1,941)	(6,604)	(953)	579	1,232	(1,036)
Net income attributable to common stockholders	$16,710	$18,487	$17,488	$18,615	$25,465	$16,364	$12,006	$10,317	$15,032

(1)	As of May 1, 2017, Farmer Mac transferred its entire 65% ownership interest in AgVisory back to the limited liability company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Under the supervision and with the participation of Farmer Mac's Chief Executive Officer and Chief Financial Officer, Farmer Mac's management assessed the effectiveness of Farmer Mac's internal control over financial reporting as of December 31, 2017.  In making this assessment, Farmer Mac's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).  Based on its evaluation under the COSO criteria, management concluded that Farmer Mac's internal control over financial reporting as of December 31, 2017 was effective.

Farmer Mac's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of Farmer Mac's internal control over financial reporting as of December 31, 2017, as stated in their report appearing below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of the Federal Agricultural Mortgage Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Federal Agricultural Mortgage Corporation and its subsidiaries as of December 31, 2017 and 2016 and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
McLean, VA
March 8, 2018

We have served as the Company’s auditor since 2010.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2017	December 31, 2016
	(in thousands)
Assets:
Cash and cash equivalents	$302,022	$265,229
Investment securities:
Available-for-sale, at fair value	2,215,405	2,515,851
Held-to-maturity, at amortized cost	45,032	—
Total Investment Securities	2,260,437	2,515,851
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value	5,471,914	4,853,685
Held-to-maturity, at amortized cost	2,126,274	1,149,231
Total Farmer Mac Guaranteed Securities	7,598,188	6,002,916
USDA Securities:
Trading, at fair value	13,515	20,388
Held-to-maturity, at amortized cost	2,117,850	2,009,225
Total USDA Securities	2,131,365	2,029,613
Loans:
Loans held for investment, at amortized cost	3,873,755	3,379,884
Loans held for investment in consolidated trusts, at amortized cost	1,399,827	1,132,966
Allowance for loan losses	(6,796)	(5,415)
Total loans, net of allowance	5,266,786	4,507,435
Real estate owned, at lower of cost or fair value	139	1,528
Financial derivatives, at fair value	7,093	23,182
Interest receivable (includes $17,373 and $12,584, respectively, related to consolidated trusts)	155,278	122,782
Guarantee and commitment fees receivable	39,895	38,871
Deferred tax asset, net	2,048	12,291
Prepaid expenses and other assets	29,023	86,322
Total Assets	$17,792,274	$15,606,020

Liabilities and Equity:
Liabilities:
Notes payable:
Due within one year	$8,089,826	$8,440,123
Due after one year	7,432,790	5,222,977
Total notes payable	15,522,616	13,663,100
Debt securities of consolidated trusts held by third parties	1,404,945	1,142,704
Financial derivatives, at fair value	26,599	58,152
Accrued interest payable (includes $14,631 and $10,881, respectively, related to consolidated trusts)	75,402	49,700
Guarantee and commitment obligation	38,400	37,282
Accounts payable and accrued expenses	14,096	9,415
Reserve for losses	2,070	2,020
Total Liabilities	17,084,128	14,962,373
Commitments and Contingencies (Note 12)
Equity:
Preferred stock:
Series A, par value $25 per share, 2,400,000 shares authorized, issued and outstanding	58,333	58,333
Series B, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,044	73,044
Series C, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,382	73,382
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,087,670 shares and 9,007,481 shares outstanding, respectively	9,088	9,008
Additional paid-in capital	118,979	118,655
Accumulated other comprehensive income, net of tax	51,085	33,758
Retained earnings	322,704	275,714
Total Stockholders' Equity	708,146	643,425
Non-controlling interest	—	222
Total Equity	708,146	643,647
Total Liabilities and Equity	$17,792,274	$15,606,020
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$34,586	$27,042	$13,338
Farmer Mac Guaranteed Securities and USDA Securities	203,796	150,281	134,443
Loans	162,150	134,577	117,042
Total interest income	400,532	311,900	264,823
Total interest expense	242,885	171,626	139,016
Net interest income	157,647	140,274	125,807
Provision for loan losses	(1,708)	(1,065)	(2,388)
Net interest income after provision for loan losses	155,939	139,209	123,419
Non-interest income:
Guarantee and commitment fees	14,114	14,868	14,077
Gains on financial derivatives and hedging activities	753	2,311	2,531
(Losses)/gains on trading securities	(24)	1,460	1,220
Gains/(losses) on sale of available-for-sale investment securities	89	(9)	9
Gains/(losses) on sale of real estate owned	1,748	15	(1)
Other income	832	1,823	2,305
Non-interest income	17,512	20,468	20,141
Non-interest expense:
Compensation and employee benefits	24,233	22,772	22,047
General and administrative	15,959	15,109	13,111
Regulatory fees	2,500	2,463	2,413
Real estate owned operating costs, net	23	39	91
Provision for/(release of) reserve for losses	50	(63)	(2,180)
Non-interest expense	42,765	40,320	35,482
Income before income taxes	130,686	119,357	108,078
Income tax expense	46,369	42,057	34,239
Net income	84,317	77,300	73,839
Less: Net loss/(income) attributable to non-controlling interest	165	34	(5,139)
Net income attributable to Farmer Mac	84,482	77,334	68,700
Preferred stock dividends	(13,182)	(13,182)	(13,182)
Loss on retirement of preferred stock	—	—	(8,147)
Net income attributable to common stockholders	$71,300	$64,152	$47,371

Earnings per common share and dividends:
Basic earnings per common share	$6.73	$6.12	$4.33
Diluted earnings per common share	$6.60	$5.97	$4.19
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net income	$84,317	$77,300	$73,839
Other comprehensive income before taxes:
Net unrealized gains/(losses) on available-for-sale securities	20,012	(6,694)	(30,387)
Net changes in held-to-maturity securities	(9,329)	71,120	(9,922)
Net unrealized gains/(losses) on cash flow hedges	2,046	4,463	(541)
Other comprehensive (loss)/income before tax	12,729	68,889	(40,850)
Income tax expense related to other comprehensive (loss)/income	(4,455)	(24,112)	14,298
Other comprehensive (loss)/income net of tax	8,274	44,777	(26,552)
Comprehensive income	92,591	122,077	47,287
Less: comprehensive loss attributable to non-controlling interest	165	34	(5,139)
Comprehensive income attributable to Farmer Mac	$92,756	$122,111	$42,148
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Interest	Equity
	(in thousands)
Balance as of January 1, 2015	8,400	$204,759	10,937	$10,937	$113,559	$15,533	$201,013	$236,028	$781,829
Net income/(loss):
Attributable to Farmer Mac	—	—	—	—	—	—	68,700	—	68,700
Attributable to non-controlling interest	—	—	—	—	—	—	—	(214)	(214)
Other comprehensive income, net of tax	—	—	—	—	—	(26,552)	—	—	(26,552)
Cash dividends:
Preferred stock	—	—	—	—	—	—	(13,182)	—	(13,182)
Common stock	—	—	—	—	—	—	(7,000)	—	(7,000)
Issuance of Class C Common Stock	—	—	112	112	1,620	—	—	—	1,732
Repurchase of Class C Common Stock	—	—	(362)	(362)	—	—	(10,156)	—	(10,518)
Stock-based compensation cost	—	—	—	—	3,269	—	—	—	3,269
Other stock-based award activity	—	—	—	—	(586)	—	—	—	(586)
Investment in subsidiary - non-controlling interest	—	—	—	—	—	—	—	242	242
Redemption of Farmer Mac II LLC preferred stock	—	—	—	—	—	—	(8,147)	(235,853)	(244,000)
Balance as of December 31, 2015	8,400	$204,759	10,687	$10,687	$117,862	$(11,019)	$231,228	$203	$553,720
Net income/(loss):
Attributable to Farmer Mac	—	—	—	—	—	—	77,334	—	77,334
Attributable to non-controlling interest	—	—	—	—	—	—	—	(34)	(34)
Other comprehensive income, net of tax	—	—	—	—	—	44,777	—	—	44,777
Cash dividends:
Preferred stock	—	—	—	—	—	—	(13,182)	—	(13,182)
Common stock	—	—	—	—	—	—	(10,885)	—	(10,885)
Issuance of Class C Common Stock	—	—	159	159	534	—	—	—	693
Repurchase of Class C Common Stock	—	—	(307)	(307)	—	—	(8,781)	—	(9,088)
Stock-based compensation cost	—	—	—	—	3,343	—	—	—	3,343
Other stock-based award activity	—	—	—	—	(3,084)	—	—	—	(3,084)
Investment in subsidiary - non-controlling interest	—	—	—	—	—	—	—	53	53
Balance as of December 31, 2016	8,400	$204,759	10,539	$10,539	$118,655	$33,758	$275,714	$222	$643,647
Net income/(loss):
Attributable to Farmer Mac	—	—	—	—	—	—	84,482	—	84,482
Attributable to non-controlling interest	—	—	—	—	—	—	—	(165)	(165)
Other comprehensive income, net of tax	—	—	—	—	—	8,274	—	—	8,274
Reclassification of stranded tax effects due to enactment of new tax legislation	—	—	—	—	—	9,053	(9,053)	—	—
Cash dividends:
Preferred stock	—	—	—	—	—	—	(13,182)	—	(13,182)
Common stock	—	—	—	—	—	—	(15,257)	—	(15,257)
Issuance of Class C Common Stock	—	—	80	80	231	—	—	—	311
Stock-based compensation cost	—	—	—	—	2,701	—	—	—	2,701
Other stock-based award activity	—	—	—	—	(2,608)	—	—	—	(2,608)
Redemption of interest in subsidiary	—	—	—	—	—	—	—	(57)	(57)
Balance as of December 31, 2017	8,400	$204,759	10,619	$10,619	$118,979	$51,085	$322,704	$—	$708,146
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$84,317	$77,300	$73,839
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums, and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Securities	1,739	1,828	2,889
Amortization of debt premiums, discounts and issuance costs	22,858	31,757	15,060
Net change in fair value of trading securities, hedged assets, and financial derivatives	(11,187)	(15,086)	(12,144)
(Gains)/losses on sale of real estate owned	(1,748)	(15)	1
Total provision for losses	1,758	1,002	208
Excess tax benefits related to stock-based awards	860	—	—
Deferred income taxes	3,221	4,103	3,992
Other	11	9	(9)
Stock-based compensation expense	2,702	3,343	3,269
Proceeds from repayment of trading investment securities	—	2,212	657
Proceeds from repayment of loans purchased as held for sale	70,630	70,087	95,592
Net change in:
Interest receivable	(32,468)	(9,922)	(5,826)
Guarantee and commitment fees receivable	94	1,318	(727)
Other assets	3,641	43,560	8,454
Accrued interest payable	25,702	2,079	(734)
Other liabilities	2,881	(884)	377
Net cash provided by operating activities	175,011	212,691	184,898
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(979,671)	(1,753,423)	(2,403,910)
Purchases of held-to-maturity investment securities	(45,032)	—	—
Purchases of Farmer Mac Guaranteed Securities and USDA Securities	(2,913,514)	(2,579,980)	(1,180,570)
Purchases of loans held for investment	(1,266,926)	(1,016,515)	(837,176)
Purchases of defaulted loans	(5,981)	(2,516)	(16,907)
Proceeds from repayment of available-for-sale investment securities	1,326,779	1,725,045	1,489,074
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Securities	1,063,178	1,834,672	967,173
Proceeds from repayment of loans purchased as held for investment	435,356	402,897	311,136
Proceeds from sale of available-for-sale investment securities	10,218	186,769	83,735
Proceeds from sale of Farmer Mac Guaranteed Securities	519,219	609,347	336,913
Proceeds from sale of real estate owned	8,099	295	(1)
Net cash used by investing activities	(1,848,275)	(593,409)	(1,250,533)
Cash flows from financing activities:
Proceeds from issuance of discount notes	51,980,890	95,036,368	97,129,959
Proceeds from issuance of medium-term notes	8,600,860	6,519,115	4,375,368
Payments to redeem discount notes	(54,064,438)	(97,918,539)	(95,424,765)
Payments to redeem medium-term notes	(4,675,300)	(4,083,450)	(4,842,281)
Excess tax benefits related to stock-based awards	—	1,428	154
Payments to third parties on debt securities of consolidated trusts	(101,218)	(82,209)	(47,574)
Proceeds from common stock issuance	238	553	1,689
Tax payments related to share-based awards	(2,536)	(4,103)	(543)
Common stock repurchased	—	(9,286)	(10,320)
Investment in subsidiary - non-controlling interest	—	53	242
Retirement of Farmer Mac II LLC Preferred Stock	—	—	(244,000)
Dividends paid - Non-controlling interest - preferred stock	—	—	(5,415)
Dividends paid on common and preferred stock	(28,439)	(24,067)	(20,182)
Net cash provided/(used) by financing activities	1,710,057	(564,137)	912,332
Net increase in cash and cash equivalents	36,793	(944,855)	(153,303)
Cash and cash equivalents at beginning of period	265,229	1,210,084	1,363,387
Cash and cash equivalents at end of period	$302,022	$265,229	$1,210,084
  The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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

As of December 31, 2017 and 2016, the total outstanding balance in all of Farmer Mac's lines of business was $19.0 billion and $17.4 billion, respectively.

Under the Farm & Ranch line of business, Farmer Mac purchases eligible mortgage loans secured by first liens on agricultural real estate, which includes part-time farms and rural housing ("Farm & Ranch loans").  Farmer Mac also guarantees securities representing interests in pools of mortgage loans eligible for the Farm & Ranch line of business, which are referred to as "Farm & Ranch Guaranteed Securities."  Additionally, Farmer Mac commits to purchase, subject to the terms of the applicable LTSPC agreement, eligible Farm & Ranch mortgage loans. To be eligible, loans must meet Farmer Mac's credit underwriting, collateral valuation, documentation, and other specified standards.  As of December 31, 2017 and 2016, outstanding loans held by Farmer Mac, loans that either backed off-balance sheet Farm & Ranch Guaranteed Securities or were subject to LTSPCs, and other Farm & Ranch Guaranteed Securities totaled $6.9 billion and $6.1 billion, respectively.

Under the USDA Guarantees line of business, Farmer Mac II LLC, a subsidiary of Farmer Mac, purchases the portions of certain agricultural, rural development, business and industry, and community facilities loans guaranteed by the United States Department of Agriculture under the Consolidated Farm and Rural Development Act (7 U.S.C. §§ 1921 et seq.).  USDA-guaranteed portions are referred to and presented on the consolidated balance sheets as "USDA Securities."  Farmer Mac II LLC also purchases USDA Securities in exchange for issuing securities to third parties backed by those USDA Securities, which are then also guaranteed by Farmer Mac. These issued securities are referred to and presented on the consolidated balance sheets as Farmer Mac Guaranteed USDA Securities. As of December 31, 2017 and 2016, outstanding Farmer Mac Guaranteed USDA Securities and USDA Securities totaled $2.4 billion and $2.1 billion, respectively.

Farmer Mac's authorized activities under the Rural Utilities line of business are similar to those conducted under the Farm & Ranch line of business – purchases of, and guarantees of securities backed by, eligible rural utilities loans, as well as the issuance of LTSPCs for pools of eligible rural utilities loans ("Rural Utilities loans").  To be eligible, loans must meet Farmer Mac's credit underwriting and other specified standards. As of both December 31, 2017 and 2016, the aggregate outstanding principal balance of Rural Utilities loans held or subject to LTSPCs was $1.9 billion.

Under the Institutional Credit line of business, Farmer Mac guarantees and purchases general obligations of lenders that are secured by pools of loans that would be eligible under Farmer Mac's Farm & Ranch, USDA Guarantees, or Rural Utilities lines of business. AgVantage® is a registered trademark of Farmer Mac used to designate Farmer Mac's guarantees of securities related to these general obligations of lenders that are secured by pools of eligible loans and that comprise the Institutional Credit line of business.  As of December 31, 2017 and 2016, outstanding securities held or guaranteed by Farmer Mac in its Institutional Credit line of business totaled $7.9 billion and $7.3 billion, respectively.

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

Farmer Mac funds its purchases of eligible loan assets and liquidity investment assets primarily by issuing debt obligations of various maturities in the public capital markets.  As of December 31, 2017, Farmer Mac had $1.7 billion of discount notes and $13.8 billion of medium-term notes outstanding.  The proceeds of debt issuance are invested in loan purchases, Farmer Mac Guaranteed Securities, and liquidity investment assets in accordance with policies established by Farmer Mac's board of directors that comply with regulations promulgated by the Farm Credit Administration ("FCA").

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

The consolidated financial statements include the accounts of Farmer Mac and its three subsidiaries during the year: (1) Farmer Mac Mortgage Securities Corporation ("FMMSC"), whose principal activities are to facilitate the purchase and issuance of Farmer Mac Guaranteed Securities; (2) Farmer Mac II LLC, whose principal activity is the operation of substantially all of the business related to the USDA Guarantees line of business – primarily the acquisition of USDA Securities; and (3) Contour Valuation Services, LLC (which began doing business as AgVisory during first quarter 2016), whose principal activity was to appraise agricultural real estate. On May 1, 2017, Farmer Mac transferred its entire 65% ownership interest in AgVisory back to the limited liability company as a company redemption in exchange for $5,000. Farmer Mac recognized a loss of approximately $0.1 million after-tax upon the transfer. The consolidated financial statements also include the accounts of VIEs in which Farmer Mac determined itself to be the primary beneficiary.

(b)	Cash and Cash Equivalents and Statements of Cash Flows

Farmer Mac considers highly liquid investment securities with maturities at the time of purchase of three months or less to be cash equivalents.  Changes in the balance of cash and cash equivalents are reported in the consolidated statements of cash flows.

The following table sets forth information regarding certain cash and non-cash transactions for the years ended December 31, 2017, 2016, and 2015:

Table 2.1

	For the Years Ended December 31,
	2017	2016	2015
	(in thousands)
Cash paid during the period for:
Interest	$161,060	$110,609	$108,254
Income taxes	39,500	29,500	31,000
Non-cash activity:
Real estate owned acquired through loan liquidation	5,400	—	—
Loans acquired and securitized as Farmer Mac Guaranteed Securities	519,219	609,347	336,913
Consolidation of Farm & Ranch Guaranteed Securities from off-balance sheet to loans held for investment in consolidated trusts and to debt securities of consolidated trusts held by third parties	363,475	511,393	336,913
Purchases of securities - traded not yet settled	1,400	—	20,000
Issuance costs on the retirement of Farmer Mac II LLC Preferred Stock	—	—	8,147
Unsettled common stock repurchases	—	—	197
Transfers of available-for-sale USDA Securities to held-to-maturity	—	1,980,327	—
Transfers of available-for-sale Farmer Mac Guaranteed Securities to held-to-maturity	—	32,824	—

On October 1, 2016, Farmer Mac transferred $2.0 billion of USDA Securities and $32.8 million of Farmer Mac Guaranteed USDA Securities from available-for-sale to held-to-maturity to reflect Farmer Mac’s positive intent and ability to hold these securities until maturity or payoff. Farmer Mac transferred these securities at fair value as of the date of the transfer, which included a cost basis adjustment of unrealized appreciation in the amount of $73.1 million for the USDA Securities and $0.7 million for the Farmer Mac Guaranteed USDA Securities. The accumulated unrealized appreciation was retained in accumulated other comprehensive income in the amount of $73.8 million. Farmer Mac accounts for held-to-maturity securities at amortized cost. Both the cost basis adjustment and accumulated unrealized appreciation are being amortized as adjustments to the yield on the held-to-maturity USDA Securities over the remaining contractual term of the transferred securities.

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

All financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Changes in the fair values of financial derivatives not designated as cash flow hedges are reported in "Gains on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in fair value hedging relationships, changes in the fair values of the hedged items related to the risk being hedged are also reported in "Gains on financial derivatives and hedging activities" in the consolidated statements of operations. The accrual of the contractual amounts due on the financial derivative is included as an adjustment to the yield of the hedged item and is reported in net interest income. For financial derivatives designated in cash flow hedging relationships, the effective portion of the derivative gain/loss is recorded in other comprehensive income; amounts are disclosed as a reclassification out of other comprehensive income and affecting net interest income when the hedged forecasted transaction affects earnings. Any ineffective portion of designated hedge transactions is recognized immediately in "Gains on financial derivatives and hedging activities" in the consolidated statements of operations.

Farmer Mac has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to netting provisions on a net basis by counterparty portfolio. See Notes 6 and 13 for more information on financial derivatives.

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

Specific Allowance for Impaired Loans

Farmer Mac also analyzes certain loans in its portfolio for impairment in accordance with accounting guidance on measuring impairment of individual loans.  Farmer Mac's impaired loans generally include loans 90 days or more past due, in foreclosure, restructured, in bankruptcy and certain performing loans that have previously been delinquent or are secured by real estate that produces agricultural commodities or products currently under stress.

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

Basic earnings per common share ("EPS") is based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per common share is based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options, stock appreciation rights ("SARs"), and non-vested restricted stock awards.  The following schedule reconciles basic and diluted EPS for the years ended December 31, 2017, 2016, and 2015:

Table 2.2

	For the Years Ended December 31,
	2017(1)			2016			2015
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$71,300	10,594	$6.73	$64,152	10,477	$6.12	$47,371	10,949	$4.33
Effect of dilutive securities(2)
Stock options, SARs and restricted stock	—	209	(0.13)	—	269	(0.15)	—	360	(0.14)
Diluted EPS	$71,300	10,803	$6.60	$64,152	10,746	$5.97	$47,371	11,309	$4.19

(1)
For the effect of the adoption of the new Accounting Standard Update 2016-09, "Improvements to Employee Share-Based Payment Accounting," on Basic and Diluted EPS, see Note 2(r) "New Accounting Standards."

(2)
For the years ended December 31, 2017, 2016, and 2015, stock options and SARs of 28,579, 86,907, and 304,132, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the years ended December 31, 2017, 2016, and 2015, contingent shares of non-vested restricted stock of 29,647, 37,284, and 46,303 respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.

(l)	Income Taxes

Deferred federal income tax assets and liabilities are established for temporary differences between financial and taxable income and are measured using the current enacted statutory tax rate. New tax reform legislation was enacted on December 22, 2017. This new tax legislation includes a broad range of tax reform provisions, including a reduction to the corporate tax rate, changes to business expense deductions, and changes to taxes on international earnings. U.S. GAAP requires recognition of the effect of changes in tax law and tax rates as a component of the income tax provision related to continuing operations in the period of enactment of the new legislation. This accounting treatment is also required for deferred taxes that were established through a financial statement component other than continuing operations such as other comprehensive income. Thus, Farmer Mac remeasured its deferred tax assets and liabilities using the newly enacted statutory tax rate of 21 percent and recognized a one-time, non-cash charge of $1.4 million to income tax expense.

Due to the re-measurement of Farmer Mac's deferred tax assets and liabilities using the newly enacted statutory federal income tax rate of 21 percent, items originally recorded through other comprehensive income do not reflect the new tax rate ("stranded tax effects"). In response, in February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02 "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which provides entities the option to reclassify these stranded tax effects from accumulated other comprehensive income to retained earnings. Farmer Mac elected to adopt ASU 2018-02 for the year ended December 31, 2017. This change in accounting principle resulted in an increase to "Accumulated other comprehensive income, net of tax" and a corresponding decrease to "Retained earnings" of $9.1 million. See Note 2(r) for more information about the adoption of ASU 2018-02 and the effect on Farmer Mac's consolidated financial statements.

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

Farmer Mac recognized $2.7 million $3.3 million, and $3.3 million of compensation expense related to stock options, SARs, and non-vested restricted stock awards for 2017, 2016, and 2015, respectively.

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

The following table presents the changes in accumulated other comprehensive income ("AOCI"), net of tax, by component for the years ended December 31, 2017, 2016, and 2015.

Table 2.3

	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total
	(in thousands)
Balance as of January 1, 2015	$9,716	$5,973	$(156)	$15,533
Other comprehensive loss before reclassifications	(6,026)	—	(1,155)	(7,181)
Amounts reclassified from AOCI	(13,725)	(6,449)	803	(19,371)
Net comprehensive loss	(19,751)	(6,449)	(352)	(26,552)
Balance as of December 31, 2015	$(10,035)	$(476)	$(508)	$(11,019)
Other comprehensive income before reclassifications	5,481	47,993	1,588	55,062
Amounts reclassified from AOCI	(9,833)	(1,765)	1,313	(10,285)
Net comprehensive (loss)/income	(4,352)	46,228	2,901	44,777
Balance as of December 31, 2016	$(14,387)	$45,752	$2,393	$33,758
Other comprehensive income before reclassifications	23,925	—	152	24,077
Amounts reclassified from AOCI	(10,917)	(6,064)	1,178	(15,803)
Net comprehensive income/(loss)	13,008	(6,064)	1,330	8,274
Stranded tax effects reclassified from AOCI due to enactment of new tax legislation	(297)	8,548	802	9,053
Balance as of December 31, 2017	$(1,676)	$48,236	$4,525	$51,085

The following table presents other comprehensive income activity, the impact on net income of amounts reclassified from each component of AOCI, and the related tax impact for the years ended December 31, 2017, 2016, and 2015:

Table 2.4

	For the Years Ended December 31,
	2017			2016			2015
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive income:
Available-for-sale-securities:
Unrealized holding gains/(losses) on available-for-sale-securities	$36,809	$12,884	$23,925	$8,433	$2,952	$5,481	$(9,270)	$(3,244)	$(6,026)
Less reclassification adjustments included in:
Gains/(losses) on financial derivatives and hedging activities(1)	(16,845)	(5,897)	(10,948)	(15,375)	(5,381)	(9,994)	(20,125)	(7,044)	(13,081)
Gains/(losses) on sale of available-for-sale investment securities(2)	(89)	(31)	(58)	9	3	6	(10)	(4)	(6)
Other income(3)	137	48	89	239	84	155	(982)	(344)	(638)
Total	$20,012	$7,004	$13,008	$(6,694)	$(2,342)	$(4,352)	$(30,387)	$(10,636)	$(19,751)
Held-to-maturity securities:
Change in fair value(4)	$—	$—	$—	$73,835	$25,842	$47,993	$—	$—	$—
Less reclassification adjustments included in:
Net interest income(5)	(9,329)	(3,265)	(6,064)	(2,715)	(950)	(1,765)	(9,922)	(3,473)	(6,449)
Total	$(9,329)	$(3,265)	$(6,064)	$71,120	$24,892	$46,228	$(9,922)	$(3,473)	$(6,449)
Cash flow hedges
Unrealized gains/(losses) on cash flow hedges	$233	$81	$152	$2,443	$855	$1,588	$(1,776)	$(621)	$(1,155)
Less reclassification adjustments included in:
Net interest income(6)	1,813	635	1,178	2,020	707	1,313	1,235	432	803
Total	$2,046	$716	$1,330	$4,463	$1,562	$2,901	$(541)	$(189)	$(352)
Other comprehensive income/(loss)	$12,729	$4,455	$8,274	$68,889	$24,112	$44,777	$(40,850)	$(14,298)	$(26,552)

(1)	Relates to the amortization of unrealized gains on hedged items prior to the application of fair value hedge accounting.

(2)	Represents unrealized gains and losses on sales of available-for-sale investment securities.

(3)	Represents amortization of deferred gains related to certain available-for-sale USDA Securities and Farmer Mac Guaranteed USDA Securities.

(4)	Represents the accumulated unrealized gain on the USDA Securities and the Farmer Mac Guaranteed Securities transferred from available-for-sale to held-to-maturity.

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

(q)	Consolidation of Variable Interest Entities

Farmer Mac has interests in various entities that are considered to be VIEs.  These interests include investments in securities issued by VIEs, such as Farmer Mac agricultural mortgage-backed securities created pursuant to Farmer Mac's securitization transactions and mortgage and asset-backed trusts that Farmer Mac did not create.  The consolidation model uses a qualitative evaluation that requires consolidation of an entity when the reporting enterprise both: (1) has the power to direct matters which significantly impact the activities and success of the entity, and (2) has exposure to benefits and/or losses that could potentially be significant to the entity.  The reporting enterprise that meets both these conditions is deemed the primary beneficiary of the VIE. Upon consolidation of a VIE, Farmer Mac accounts for the incremental assets and liabilities initially at their carrying amounts.

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

For those trusts in which Farmer Mac has a variable interest but is not the primary beneficiary, Farmer Mac's interests are presented as either "Farmer Mac Guaranteed Securities," "USDA Securities," or "Investment securities" on the consolidated balance sheets.  Farmer Mac's involvement in VIEs classified as Farmer Mac Guaranteed Securities or USDA Securities include securitization trusts under the USDA Guarantees line of business and certain trusts related to AgVantage securities.  In the case of USDA guaranteed trusts, Farmer Mac is not determined to be the primary beneficiary because it does not have the decision-making power over default mitigation activities.  Based on the USDA's program authority over the servicing and default mitigation activities of the USDA guaranteed portions of loans, Farmer Mac believes that the USDA has the power to direct the activities that most significantly impact the trust's economic performance. Farmer Mac does not have exposure to losses that could be significant to the trust and there are no triggers that would result in Farmer Mac superseding the USDA's authority with regard to directing the activities of the trust. For the AgVantage trusts, Farmer Mac currently does not have the power to direct the activities that have the most significant economic impact to the trust unless, as guarantor, there is a default by the issuer of the trust securities.  Should there be a default, Farmer Mac would reassess whether it is the primary beneficiary of those trusts.  The amounts disclosed in the tables below represent Farmer Mac's holdings of a portion of the beneficial interests issued by these AgVantage Trusts. For VIEs classified as investment securities, which include auction-rate certificates, asset-backed securities, and government-sponsored enterprise ("GSE")-guaranteed mortgage-backed securities, Farmer Mac is determined not to be the primary beneficiary because of the lack of voting rights or other powers to direct the activities of the trust.  The following tables present, by line of business, details about the consolidation of VIEs:

The following tables present, by line of business, details about the consolidation of VIEs:

Table 2.5

	Consolidation of Variable Interest Entities
	As of December 31, 2017
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost	$1,399,827	$—	$—	$—	$—	$1,399,827
Debt securities of consolidated trusts held by third parties (1)	1,404,945	—	—	—	—	1,404,945
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value (2)	—	30,300	—	—	—	30,300
Maximum exposure to loss (3)	—	29,980	—	—	—	29,980
Investment securities:
Carrying value (4)	—	—	—	—	783,964	783,964
Maximum exposure to loss (3) (4)	—	—	—	—	783,916	783,916
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (3) (5)	333,511	254,217	—	—	—	587,728

(1)	Includes borrower remittances of $5.1 million. The borrower remittances had not been passed through to third party investors as of December 31, 2017.

(2)	Includes $0.3 million of unamortized premiums and discounts and fair value adjustments related to the USDA Guarantees line of business.

(3)	Farmer Mac uses unpaid principal balance and outstanding face amount of investment securities to represent maximum exposure to loss.

(4)	Includes auction-rate certificates, asset-backed securities, and government-sponsored enterprise ("GSE")-guaranteed mortgage-backed securities.

(5)	The amount under the Farm & Ranch line of business relates to unconsolidated trusts where Farmer Mac determined it was not the primary beneficiary due to shared power with an unrelated party.

	Consolidation of Variable Interest Entities
	As of December 31, 2016
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost	$1,132,966	$—	$—	$—	$—	$1,132,966
Debt securities of consolidated trusts held by third parties (1)	1,142,704	—	—	—	—	1,142,704
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value (2)	—	36,042	—	30,347	—	66,389
Maximum exposure to loss (3)	—	35,599	—	30,000	—	65,599
Investment securities:
Carrying value (4)	—	—	—	—	827,874	827,874
Maximum exposure to loss (3) (4)	—	—	—	—	825,909	825,909
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (3) (5)	415,441	103,976	—	970,000	—	1,489,417

(1)	Includes borrower remittances of $9.7 million, which have not been passed through to third party investors as of December 31, 2016.

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

(r) New Accounting Standards

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which provides new guidance intended to simplify several aspects of accounting and presentation for employee share-based payment transactions. The ASU became effective for Farmer Mac on January 1, 2017. The adoption of the new guidance had the following effect on Farmer Mac's financial position, results of operations, and cash flows:

•
Consolidated Statements of Operations - The ASU requires the recognition of all net tax benefits related to share-based compensation awards in the income tax provision. Previously, these amounts were recognized in additional paid-in capital. Net tax benefits related to share-based compensation awards of $0.9 million were recognized as a reduction to income tax expense for the year ended December 31, 2017 in the consolidated statement of operations. Net tax benefits result from the excess of the tax deduction over the compensation expense recognized under GAAP for share-based compensation awards. That excess arises because the tax deduction is based upon the value of share-based awards upon their exercise (or vesting, in the case of restricted stock units), whereas the compensation expense under GAAP is based upon the value of the share-based awards upon their grant date.

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

Both of these changes in the guidance were applied prospectively beginning January 1, 2017 and for the year ended December 31, 2017. For the year ended December 31, 2017, the change in the recognition of all net tax benefits related to share-based compensation awards in the income tax provision resulted in an increase of $0.08 in basic earnings per share and $0.05 in diluted earnings per share. The change in the guidance for the calculation of diluted earnings per share had an immaterial impact on diluted earnings per share.

Additionally, the ASU allows companies to choose to either include an estimate of forfeitures expected to occur in share-based compensation expense or account for them as they occur. Previously, GAAP required companies to include an estimate of forfeitures expected to occur in their share-based compensations expense. Farmer Mac has elected to account for forfeitures in compensation expense as they occur. The cumulative impact of the change in the treatment of forfeitures was not material for the year ended ended December 31, 2017.

•
Consolidated Statements of Cash Flows - The ASU requires excess tax benefits from share-based employee awards to be reported within operating activities. Previously, these cash flows were reported within financing activities. Farmer Mac has applied this guidance prospectively, resulting in an increase in net cash provided by operating activities and a corresponding decrease in net cash provided by financing activities of $0.9 million for the year ended December 31, 2017.

The ASU requires employee taxes paid when an employer withholds shares for tax purposes to be reported within financing activities. Under the previous guidance, these cash flows were included in operating activities. These changes were required to be applied on a retrospective basis. As a result, the consolidated statement of cash flows for prior periods was revised, resulting in an increase in net cash provided by operating activities and a decrease in net cash provided by financing activities of $4.1 million and $0.5 million, respectively, for the years ended December 31, 2016 and 2015, compared to previously reported amounts. The amount of employee taxes paid for shares withheld was $2.5 million for the year ended December 31, 2017.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses," which will require entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Entities will be required to use forward-looking information to form their credit loss estimates.  The ASU will also require enhanced disclosures to help users of financial statements better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio.  The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019.   Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Farmer Mac is currently developing its accounting policy, planning for changes to its loss estimation methodologies and evaluating the impact that the new guidance will have on its consolidated financial statements. That impact will primarily be from the new requirement to recognize all expected losses rather than just incurred losses as of the reporting date.

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

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," which amends hedge accounting recognition and presentation requirements to better align a reporting entity's risk management activities and hedge accounting. The new guidance reduces the complexity and simplifies the application of hedge accounting by eliminating the requirement to separately measure and report hedge ineffectiveness and by requiring the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption of the new guidance is permitted in any interim or annual period after issuance of the ASU. Farmer Mac adopted the new guidance as of January 1, 2018. The adoption of the new guidance did not have a material effect on Farmer Mac's financial position, results of operation, or cash flows.

In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which provides the option for entities to reclassify from accumulated other comprehensive income to retained earnings the stranded tax effects resulting from the Tax Cut and Jobs Act enacted in December 2017. The amount of the reclassification would be the difference between (1) the amount initially recorded in other comprehensive income at the previous federal corporate tax rate (35 percent) and (2) the amount that would have been charged to other comprehensive income at the newly enacted corporate tax rate (21 percent). The new standard is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption of the new guidance is permitted in any interim or annual period for which financial statements have not yet been issued. Farmer Mac elected to adopt the new guidance for the year ended December 31, 2017. This change in accounting guidance resulted in an increase to "Accumulated other comprehensive income, net of tax" and a corresponding decrease to "Retained earnings" of $9.1 million in Farmer Mac's consolidated balance sheets. The adoption of the new guidance did not have an effect on Farmer Mac's results of operation or cash flows.

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

Zions First National Bank:

Farmer Mac considers Zions First National Bank and its affiliates ("Zions") a related party due to the ownership by Zions of approximately 31.2 percent of Class A voting common stock. The following transactions occurred between Farmer Mac and Zions during 2017, 2016, and 2015:

Table 3.1

	For the Year Ended December 31,
	2017	2016	2015
	(in thousands)
Unpaid Principal Balance:
Purchases:
Loans	$126,449	$153,140	$178,890
USDA Securities	20,368	16,600	13,718
Sales of Farmer Mac Guaranteed Securities	128,924	273,586	255,338

The purchases of loans from Zions under the Farm & Ranch line of business represented approximately 11.2 percent, 15.9 percent, and 23.9 percent of Farm & Ranch loan purchases for the years ended December 31, 2017, 2016, and 2015, respectively, and 7.5 percent, 11.2 percent and 15.2 percent, respectively, of total new Farm & Ranch business volume. The purchases of USDA Securities from Zions under the USDA Guarantees line of business represented approximately 3.8 percent, 3.4 percent, and 3.6 percent of purchases in that line of business for the years ended December 31, 2017, 2016, and 2015, respectively. Outstanding Farm & Ranch loans, USDA Securities, and AgVantage securities purchased from Zions represented 5.0 percent and 5.3 percent, respectively, of Farmer Mac's outstanding business volume as of December 31, 2017 and 2016.

Zions retained servicing fees of $11.5 million, $9.9 million, and $9.3 million in 2017, 2016, and 2015, respectively, for its work as a Farmer Mac servicer.

National Rural Utilities Cooperative Financial Corporation:

Farmer Mac considers the National Rural Utilities Cooperative Financial Corporation ("CFC") a related party due to its ownership of approximately 7.9 percent of Class A voting common stock. The following transactions occurred between Farmer Mac and CFC during 2017, 2016, and 2015:

Table 3.2

Farmer Mac Loan Purchases and Guarantees
	For the Year Ended December 31,
	2017	2016	2015
	(in thousands)
Unpaid Principal Balance:
Loans	$137,341	$50,491	$108,337
On-balance sheet AgVantage Securities	350,000	250,000	380,000
Off-balance sheet revolving floating rate AgVantage facility	—	—	300,000
LTSPCs	—	441,404	522,262
Total purchases and guarantees	$487,341	$741,895	$1,310,599

The transactions with CFC represented 100 percent of Farmer Mac's volume of loan purchases and LTSPC transactions under the Rural Utilities line of business for 2017, 2016, and 2015, represented 14.7 percent, 11.9 percent, and 65.2 percent of AgVantage securities volume under the Institutional Credit line of business for 2017, 2016, and 2015, respectively, and represented 10.3 percent, 16.7 percent, and 40.6 percent of total purchases, guarantees, and LTSPCs for 2017, 2016, and 2015, respectively. Of Farmer Mac's total outstanding business volume as of December 31, 2017 and 2016, Rural Utilities loans, loans under LTSPCs, and AgVantage securities issued by CFC represented 24.6 percent and 25.7 percent, respectively. For the years ended December 31, 2017, 2016, and 2015, Farmer Mac earned guarantee fees of $0.1 million.

Farmer Mac had interest receivable of $5.2 million and $3.2 million as of December 31, 2017 and 2016, respectively, and earned interest income of $43.9 million, $27.6 million, and $15.9 million during 2017, 2016, and 2015, respectively, related to its AgVantage transactions with CFC.

As of both December 31, 2017 and 2016 Farmer Mac had $0.2 million of commitment fees receivable from CFC and earned commitment fees of $2.2 million, $2.0 million, and $0.5 million, respectively for 2017, 2016, and 2015.

CFC retained servicing fees of $3.5 million, $3.3 million and $3.3 million in 2017, 2016, and 2015, respectively, for its work as a Farmer Mac central servicer.

AgFirst Farm Credit Bank:

Farmer Mac has a related party relationship with AgFirst Farm Credit Bank ("AgFirst") resulting from AgFirst being a holder of approximately 16.8 percent of Farmer Mac Class B voting common stock.

AgFirst entered into $40.0 million, $36.4 million and $28.5 million of LTSPC transactions in 2017, 2016, and 2015, respectively, and the aggregate balance of LTSPCs outstanding as of December 31, 2017 and 2016 was $353.8 million and $331.3 million, respectively. Farmer Mac received from AgFirst $1.1 million, $1.1 million, and $1.2 million in commitment fees in 2017, 2016, and 2015, respectively, and had $0.1 million of commitment fees receivable as of both December 31, 2017 and 2016.

AgFirst owns certain securities backed by rural housing loans. Farmer Mac guarantees the last ten percent of losses (based on the original principal balance at the time of pooling) from each loan in the pool backing those securities.  As of December 31, 2017 and 2016, the outstanding balance of those securities owned by AgFirst was $11.5 million and $19.7 million, respectively.  Farmer Mac received guarantee fees of $38,000, $45,000, and $0.1 million in 2017, 2016, and 2015, respectively, on those securities.

Farm Credit Bank of Texas:

Farmer Mac has a related party relationship with Farm Credit Bank of Texas resulting from the bank being a holder of approximately 7.7 percent of Farmer Mac Class B voting common stock and because a member of Farmer Mac's board of directors has an affiliation with that entity. Farmer Mac received from Farm Credit Bank of Texas commitment fees of $1.0 million, $1.1 million, and $0.7 million in 2017, 2016, and 2015, respectively. The aggregate amount of LTSPCs outstanding with Farm Credit Bank of Texas as of December 31, 2017 and 2016 was $250.3 million and $237.9 million, respectively. In 2017, 2016, and 2015, Farm Credit Bank of Texas retained $0.2 million, $0.3 million, and $0.3 million, respectively, in servicing fees for its work as a Farmer Mac central servicer.

Other Related Party Transactions:

Farmer Mac purchased $28.5 million, $24.7 million, and $21.1 million in loans from First Dakota National Bank in 2017, 2016, and 2015, respectively. Farmer Mac entered into $0.4 million, $0.0 million, and $7.8 million of new LTSPCs in 2017, 2016, and 2015, respectively, with First Dakota National Bank. First Dakota National Bank retained servicing fees of $1.2 million, $1.1 million, and $1.0 million in 2017, 2016, and 2015, respectively, for its work as a Farmer Mac servicer. Farmer Mac purchased $5.4 million, $1.3 million, and $2.1 million in USDA Securities from Bath State Bank in 2017, 2016, and 2015, respectively. These institutions had a related party relationship with Farmer Mac because a member of Farmer Mac's board of directors is affiliated with each of those entities.

Farmer Mac owned $70.0 million of subordinated debt issued by CoBank as of December 31, 2016. During 2017, the subordinated debt was called and redeemed by CoBank. Farmer Mac has a related party relationship with CoBank because CoBank is a major holder (32.6 percent) of Farmer Mac Class B voting common stock and because a member of Farmer Mac's board of directors has an affiliation with that entity.

4.	INVESTMENT SECURITIES

The following tables set forth information about Farmer Mac's investment securities as of December 31, 2017 and 2016:

Table 4.1

	As of December 31, 2017
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,700	$—	$19,700	$—	$(886)	$18,814
Floating rate asset-backed securities	34,462	(154)	34,308	22	(120)	34,210
Floating rate Government/GSE guaranteed mortgage-backed securities	1,289,123	2,217	1,291,340	2,215	(3,368)	1,290,187
Fixed rate GSE guaranteed mortgage-backed securities(1)	451	2,138	2,589	2,230	—	4,819
Fixed rate senior agency debt	100,000	—	100,000	—	(49)	99,951
Fixed rate U.S. Treasuries	770,852	(1,836)	769,016	—	(1,592)	767,424
Total available-for-sale	2,214,588	2,365	2,216,953	4,467	(6,015)	2,215,405
Held-to-maturity:
Fixed rate Government/GSE guaranteed mortgage-backed securities	45,032	—	45,032	532	—	45,564
Total investment securities	$2,259,620	$2,365	$2,261,985	$4,999	$(6,015)	$2,260,969

(1)	Fair value includes $4.3 million of an interest-only security with a notional amount of $143.7 million.

	As of December 31, 2016
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,700	$—	$19,700	$—	$(1,970)	$17,730
Floating rate asset-backed securities	44,442	(202)	44,240	1	(390)	43,851
Floating rate corporate debt securities	10,000	—	10,000	41	—	10,041
Floating rate Government/GSE guaranteed mortgage-backed securities	1,359,700	2,827	1,362,527	1,768	(3,266)	1,361,029
Fixed rate GSE guaranteed mortgage-backed securities(1)	538	2,582	3,120	4,505	—	7,625
Floating rate GSE subordinated debt	70,000	—	70,000	—	(3,047)	66,953
Fixed rate senior agency debt	187,295	106	187,401	—	(268)	187,133
Fixed rate U.S. Treasuries	821,619	359	821,978	47	(536)	821,489
Total available-for-sale	2,513,294	5,672	2,518,966	6,362	(9,477)	2,515,851
Total investment securities	$2,513,294	$5,672	$2,518,966	$6,362	$(9,477)	$2,515,851

(1)	Fair value includes $7.0 million of an interest-only security with a notional amount of $146.1 million.

During the year ended December 31, 2017, Farmer Mac received proceeds of $10.2 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $0.1 million. During the year ended December 31, 2016, Farmer Mac received proceeds of $186.8 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $0.1 million and gross realized losses of $0.1 million. During the year ended December 31, 2015,

Farmer Mac received proceeds of $83.7 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized gains of $0.1 million.

As of December 31, 2017 and 2016, unrealized losses on available-for-sale investment securities were as follows:

Table 4.2

	As of December 31, 2017
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$18,814	$(886)
Floating rate asset-backed securities	—	—	23,145	(120)
Floating rate Government/GSE guaranteed mortgage-backed securities	292,522	(2,337)	221,641	(1,031)
Fixed rate U.S. Treasuries	742,442	(1,572)	24,983	(20)
Fixed rate senior agency debt	—	—	99,951	(49)
Total	$1,034,964	$(3,909)	$388,534	$(2,106)

	As of December 31, 2016
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$17,730	$(1,970)
Floating rate asset-backed securities	4,654	(10)	38,077	(380)
Floating rate Government/GSE guaranteed mortgage-backed securities	384,586	(1,030)	442,041	(2,236)
Floating rate GSE subordinated debt	—	—	66,953	(3,047)
Fixed rate U.S. Treasuries	732,371	(536)	—	—
Fixed rate senior agency debt	187,133	(268)	—	—
Total	$1,308,744	$(1,844)	$564,801	$(7,633)

The unrealized losses presented above are principally due to a general widening of market spreads and an increase in the levels of interest rates from the dates of acquisition to December 31, 2017 and 2016, as applicable. The resulting decrease in fair values reflects an increase in the perceived risk by the financial markets related to those securities. As of December 31, 2017, all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government or had credit ratings of at least "AA+." As of December 31, 2016, all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government or had credit ratings of at least "AA+," except one that was rated "A-." The unrealized losses were on 91 and 97 individual investment securities as of December 31, 2017 and 2016, respectively.

As of December 31, 2017, 51 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $2.1 million. As of December 31, 2016, 36 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $7.6 million.  Securities in unrealized loss positions for 12 months or longer have a fair value as of December 31, 2017 that is, on average, approximately 99.5 percent of their amortized cost basis. Farmer Mac believes that all of these unrealized losses are recoverable within a reasonable period of time by way of maturity or changes in credit spreads. Accordingly, Farmer Mac has concluded that none of the unrealized losses on these available-for-sale investment securities are other-than-temporary impairment as of December 31, 2017 and 2016.

As of December 31, 2017, Farmer Mac owned $45.0 million of held-to-maturity investment securities at amortized cost with a fair value of $45.6 million and a weighted average yield of 2.5 percent. Farmer Mac did not own any held-to-maturity investment securities as of December 31, 2016. Farmer Mac did not own any trading investment securities as of December 31, 2017 and 2016.

The amortized cost, fair value, and weighted-average yield of available-for-sale investment securities by remaining contractual maturity as of December 31, 2017 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 4.3

	As of December 31, 2017
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$799,132	$797,762	1.02%
Due after one year through five years	339,562	338,157	1.78%
Due after five years through ten years	319,231	320,961	1.87%
Due after ten years	759,028	758,525	1.93%
Total	$2,216,953	$2,215,405	1.57%

5.	FARMER MAC GUARANTEED SECURITIES AND USDA SECURITIES

The following tables set forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities as of December 31, 2017 and 2016:

Table 5.1

	As of December 31, 2017
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$2,096,754	$(779)	$2,095,975	$2,011	$(11,429)	$2,086,557
Farmer Mac Guaranteed USDA Securities	29,980	319	30,299	108	(73)	30,334
Total Farmer Mac Guaranteed Securities	2,126,734	(460)	2,126,274	2,119	(11,502)	2,116,891
USDA Securities	2,055,050	62,800	2,117,850	—	(54,969)	2,062,881
Total held-to-maturity	$4,181,784	$62,340	$4,244,124	$2,119	$(66,471)	$4,179,772
Available-for-sale:
AgVantage	$5,496,569	$(182)	$5,496,387	$21,838	$(46,311)	$5,471,914
Trading:
USDA Securities	$12,966	$922	$13,888	$28	$(401)	$13,515

	As of December 31, 2016
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$1,115,465	$(2,276)	$1,113,189	$7,187	$(3,175)	$1,117,201
Farmer Mac Guaranteed USDA Securities	35,599	443	36,042	5	(239)	35,808
Total Farmer Mac Guaranteed Securities	1,151,064	(1,833)	1,149,231	7,192	(3,414)	1,153,009
USDA Securities	1,935,440	73,785	2,009,225	—	(95,590)	1,913,635
Total held-to-maturity	$3,086,504	$71,952	$3,158,456	$7,192	$(99,004)	$3,066,644
Available-for-sale:
AgVantage	$4,889,007	$(103)	$4,888,904	$28,715	$(63,934)	$4,853,685
Trading:
USDA Securities	$19,360	$1,377	$20,737	$41	$(390)	$20,388

On October 1, 2016, Farmer Mac transferred $2.0 billion of USDA Securities and $32.8 million of Farmer Mac Guaranteed USDA Securities from available-for-sale to held-to-maturity to reflect Farmer Mac’s positive intent and ability to hold these securities until maturity or payoff. Farmer Mac transferred these securities at fair value as of the date of the transfer, which included a cost basis adjustment of unrealized appreciation in the amount of $73.1 million for the USDA Securities and $0.7 million for the Farmer Mac Guaranteed USDA Securities. The accumulated unrealized appreciation was retained in accumulated other comprehensive income in the amount of $73.8 million, before tax. Farmer Mac accounts for held-to-maturity securities at amortized cost. Both the cost basis adjustment and accumulated unrealized appreciation are amortized as an adjustment to the yield on the held-to-maturity USDA Securities over the remaining term of the transferred securities.

As of December 31, 2017 and 2016, unrealized losses on held-to-maturity and available-for-sale on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities were as follows:

Table 5.2

	As of December 31, 2017
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$1,304,160	$(8,094)	$351,664	$(3,335)
Farmer Mac Guaranteed USDA Securities	24,721	(73)	—	—
USDA Securities	451	(2)	2,062,429	(54,967)
Total held-to-maturity	$1,329,332	$(8,169)	$2,414,093	$(58,302)

Available-for-sale:
AgVantage	$1,273,965	$(8,819)	$1,759,377	$(37,492)

	As of December 31, 2016
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$358,575	$(3,175)	$—	$—
Farmer Mac Guaranteed USDA Securities	30,575	(239)	—	—
USDA Securities	1,816,366	(95,582)	97,270	(8)
Total held-to-maturity	$2,205,516	$(98,996)	$97,270	$(8)

Available-for-sale:
AgVantage	$982,538	$(18,482)	$1,131,930	$(45,452)

The unrealized losses presented above are principally due to higher interest rates from the date of acquisition to December 31, 2017 and, 2016, as applicable. In addition, the unrealized losses on the held-to-maturity USDA Securities as of both December 31, 2017 and 2016 reflect their increased cost basis resulting from their transfer to held-to-maturity as of October 1, 2016, as described above. The credit exposure related to Farmer Mac's USDA Guarantees line of business is covered by the full faith and credit guarantee of the United States. The unrealized losses from AgVantage securities were on 36 available-for-sale securities as of December 31, 2017. There were 23 held-to-maturity AgVantage securities with an unrealized loss as of December 31, 2017. The unrealized losses from AgVantage securities were on 22 available-for-sale securities as of December 31, 2016. There were 7 unrealized losses from held-to-maturity securities as of December 31, 2016. As of December 31, 2017, 16 available-for-sale AgVantage securities had been in a loss position for more than 12 months with a total unrealized loss of $37.5 million.

As of December 31, 2016, 10 available-for-sale AgVantage securities had been in a loss position for more than 12 months with a total unrealized loss of $45.5 million. Farmer Mac has concluded that none of the unrealized losses on its held-to-maturity Farmer Mac Guaranteed Securities and USDA Securities and available-for-sale Farmer Mac Guaranteed Securities are other-than-temporary impairment as of either December 31, 2017 or December 31, 2016.  Farmer Mac does not intend to sell these securities, and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

During the years ended December 31, 2017, 2016, and 2015, Farmer Mac realized no gains or losses from the sale of Farmer Mac Guaranteed Securities and USDA Securities.

The amortized cost, fair value, and weighted-average yield of available-for-sale and held-to-maturity Farmer Mac Guaranteed Securities and USDA Securities by remaining contractual maturity as of December 31, 2017 are set forth below. The balances presented are based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 5.3

	As of December 31, 2017
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$1,181,845	$1,182,729	2.10%
Due after one year through five years	2,477,266	2,478,433	2.27%
Due after five years through ten years	814,996	812,786	2.90%
Due after ten years	1,022,280	997,966	2.14%
Total	$5,496,387	$5,471,914	2.30%

	As of December 31, 2017
	Held-to-Maturity Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$866,294	$864,819	1.73%
Due after one year through five years	1,293,467	1,284,120	2.29%
Due after five years through ten years	202,137	197,048	3.09%
Due after ten years	1,882,226	1,833,785	3.36%
Total	$4,244,124	$4,179,772	2.68%

As of December 31, 2017, Farmer Mac owned trading USDA Securities with an amortized cost of $13.9 million, a fair value of $13.5 million, and a weighted-average yield of 5.33 percent. As of December 31, 2016, Farmer Mac owned trading USDA Securities with an amortized cost of $20.7 million, a fair value of $20.4 million, and a weighted-average yield of 5.44 percent.

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

All financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability. Changes in the fair values of financial derivatives not designated as cash flow hedges are reported in "Gains on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in fair value hedge accounting relationships, changes in the fair values of the hedged items, which are primarily fixed rate AgVantage securities and fixed rate medium-term notes, related to the risk being hedged are also reported in "Gains on financial derivatives and hedging activities" in the consolidated statements of operations. Interest accruals on derivatives designated in fair value hedge accounting relationships are recorded in "Net interest income" in the consolidated statements of operations. For the years ended December 31, 2017, 2016, and 2015, the amount of interest expense recognized on those derivatives was $8.8 million, $16.4 million, and $22.8 million, respectively. For financial derivatives designated in cash flow hedge accounting relationships, the effective portion of the derivative gain/loss is recorded in other comprehensive income and any ineffective portion is recognized immediately in "Gains on financial derivatives and hedging activities" in the consolidated statements of operations. Because the hedging instrument is an interest rate swap and the hedged forecasted transactions are future interest payments on variable-rate debt, amounts recorded in accumulated other comprehensive income are reclassified to "Total interest expense" in conjunction with the recognition of interest expense on the debt. For years ended December 31, 2017, 2016, and 2015, $1.8 million, $2.0 million and $1.2 million, respectively, was reclassified out of accumulated other comprehensive income into interest expense. As of December 31, 2017, Farmer Mac expects to reclassify $0.1 million after-tax, from accumulated other comprehensive income, net of tax, to earnings over the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2017. During the years ended December 31, 2017, 2016, and 2015, there were no gains or losses from interest rate swaps designated as cash flow hedges reclassified to earnings because it became probable the original forecasted transaction would not occur.

Farmer Mac adopted ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" early as of January 1, 2018. This ASU reduces the complexity of hedge accounting by eliminating the requirement to separately measure and report hedge ineffectiveness and by requiring the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the income or expense effect from the hedged item. Upon the adoption of the ASU, Farmer Mac elected to retrospectively designate the hedged risk of its fair value hedges as the risk of changes in fair value from changes in the benchmark interest rate component of the contractual coupon cash flows. Farmer Mac made this election for its fair value hedges designated upon the inception of hedging instruments. For fair value hedges designated subsequent to the inception of the hedging instruments, Farmer Mac continues to designate the hedged risk as the risk of changes in fair value based on total contractual coupon cash flows. The adoption of the new guidance did not have a material effect on Farmer Mac's financial position, results of operation, or cash flows.

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements as of December 31, 2017 and 2016 and the effects of financial derivatives on the consolidated statements of operations for the years ended December 31, 2017, 2016, and 2015:

Table 6.1

	As of December 31, 2017
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$2,086,347	$5,240	$(5,990)	1.88%	1.40%		5.46
Receive fixed non-callable	1,559,700	110	(4,033)	1.38%	1.45%		1.68
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	365,500	1,402	(138)	2.16%	1.74%		5.84
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	345,333	339	(16,352)	3.79%	1.40%		6.68
Receive fixed non-callable	3,409,916	—	—	1.25%	1.24%		0.92
Basis swaps	1,053,500	18	(106)	1.33%	1.42%		0.91
Treasury futures	40,000	—	(36)			123.96
Credit valuation adjustment		(16)	56
Total financial derivatives	$8,860,296	$7,093	$(26,599)
Collateral pledged		—	24,926
Net amount		$7,093	$(1,673)

	As of December 31, 2016
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Life (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$1,642,609	$18,508	$(18,909)	1.73%	0.90%		4.70
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	207,000	3,706	(955)	2.18%	1.11%		7.28
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	435,827	339	(32,951)	4.06%	0.89%		5.90
Receive fixed non-callable	4,991,821	607	(5,064)	0.74%	0.75%		0.60
Receive fixed callable	30,000	—	(33)	0.82%	0.58%		0.33
Basis swaps	765,000	36	(243)	0.78%	0.78%		0.87
Treasury futures	28,000	—	(155)			123.73
Credit valuation adjustment		(14)	158
Total financial derivatives	$8,100,257	$23,182	$(58,152)
Collateral pledged		—	25,643
Net amount		$23,182	$(32,509)
Table 6.2

	Gains on financial derivatives and hedging activities
	For the Year Ended December 31,
	2017	2016	2015
	(in thousands)
Fair value hedges:
Interest rate swaps(1)	$1,694	$25,365	$5,965
Hedged items	(2,413)	(20,322)	3,100
(Losses)/gains on fair value hedges	(719)	5,043	9,065
Cash flow hedges:
Loss recognized (ineffective portion)	(320)	(353)	(551)
Losses on cash flow hedges	(320)	(353)	(551)
No hedge designation:
Interest rate swaps	2,040	(1,991)	(3,204)
Agency forwards	(588)	(226)	(2,440)
Treasury futures	340	(162)	(339)
Gains/(losses) on financial derivatives not designated in hedging relationships	1,792	(2,379)	(5,983)
Gains on financial derivatives and hedging activities	$753	$2,311	$2,531

(1)
Included in the assessment of hedge effectiveness as of December 31, 2017, but excluded from the amounts in the table, were gains of $0.1 million for the year ended December 31, 2017, attributable to the fair value of the swaps at the inception of the hedging relationship. Accordingly, the amounts recognized as hedge ineffectiveness for the year ended December 31, 2017 were gains of $0.6 million. The comparable amounts as of December 31, 2016 were losses of $5.2 million for the year ended December 31, 2016, attributable to the fair value of the swaps at the inception of the hedging relationship and, accordingly, gains of $0.2 million for the year ended December 31, 2016, attributable to hedge ineffectiveness. The comparable amounts as of December 31, 2015 were losses of $9.2 million for the year ended December 31, 2015, attributable to the fair value of the swaps at the inception of the hedging relationship and, accordingly, gains of $0.1 million for the year ended December 31, 2015, attributable to hedge ineffectiveness.

As of December 31, 2017 and 2016, Farmer Mac's credit exposure to interest rate swap counterparties, excluding netting arrangements and any adjustment for nonperformance risk, but including accrued interest, was $28.5 million and $24.5 million, respectively; however, including netting arrangements and accrued interest, Farmer Mac's credit exposure was $0.5 million and $0.2 million as of December 31, 2017 2016, respectively. As of December 31, 2017, Farmer Mac held no cash as collateral for its derivatives in net asset positions resulting in uncollateralized net asset positions of $0.5 million. As of December 31, 2016, Farmer Mac held no cash collateral for its derivatives in net asset positions, resulting in uncollateralized net asset positions of $0.2 million.

As of December 31, 2017 and 2016, the fair value of Farmer Mac's derivatives in a net liability position including accrued interest but excluding netting arrangements and any adjustment for nonperformance risk, was $58.2 million and $65.7 million, respectively; however, including netting arrangements and accrued interest, the fair value of Farmer Mac's derivatives in a net liability position at the counterparty level was $28.0 million and $41.4 million as of December 31, 2017 and 2016, respectively.  Farmer Mac posted cash of $0.1 million and $24.8 million of investment securities as of December 31, 2017 and posted cash of $1.0 million and $24.6 million investment securities as of December 31, 2016.  Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets. Any investment securities posted as collateral are included in the investment securities balances on the consolidated balance sheets.  If Farmer Mac had breached certain provisions of the derivative contracts as of December 31, 2017 and 2016, it could have been required to settle its obligations under the agreements or post additional collateral of $3.1 million and $15.8 million, respectively. As of December 31, 2017 and 2016, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

For certain derivatives, Farmer Mac clears interest rate swaps through a clearinghouse, the Chicago Mercantile Exchange ("CME"). Farmer Mac posts initial and variation margins to this clearinghouse through which centrally-cleared derivatives and futures contracts are traded. These collateral postings expose Farmer Mac to institutional credit risk in the event that either the clearinghouse or the futures commission merchant that Farmer Mac uses to post collateral to the clearinghouse fails to meet its obligations. Conversely, the use of centrally-cleared derivatives mitigates Farmer Mac's credit risk to individual counterparties because clearinghouses assume the credit risk among counterparties in centrally-cleared derivatives transactions. Of Farmer Mac's $8.8 billion notional amount of interest rate swaps outstanding as of December 31, 2017, $7.9 billion were cleared through swap clearinghouses. Of Farmer Mac's $8.1 billion notional amount of interest rate swaps outstanding as of December 31, 2016, $6.9 billion were cleared through swap clearinghouses.

Effective January 3, 2017, the CME implemented a change in its rules related to the exchange of variation margin. Specifically, the exchange of variation margin between derivatives counterparties is now deemed by CME to be a partial settlement of each respective derivative contract rather than as collateral pledged by a counterparty. Accordingly, beginning in first quarter 2017, Farmer Mac presented its cleared derivatives portfolio net of variation margin payments on its consolidated balance sheets and recognized realized gains or losses as a result of these payments within "Gains on financial derivatives and hedging activities" on its consolidated statements of operations. Prior to first quarter 2017, Farmer Mac accounted for variation margin as collateral and associated unrealized gains or losses on those centrally cleared derivative contracts. Farmer Mac included those unrealized gains or losses within "Gains/(losses) on financial derivatives and hedging activities" in its consolidated statements of operations prior to first quarter 2017. See Note 14 for information about the effect of this rule change on the calculation of core earnings beginning in 2017.

7.	NOTES PAYABLE

Farmer Mac's borrowings consist of discount notes and medium-term notes, both of which are unsecured general obligations of Farmer Mac.  Discount notes generally have original maturities of 1.0 year or less, whereas medium-term notes generally have maturities of 0.5 years to 15.0 years.

The following tables set forth information related to Farmer Mac's borrowings as of December 31, 2017 and 2016:

Table 7.1

	December 31, 2017
	Outstanding as of December 31		Average Outstanding During the Year
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$1,724,969	1.20%	$2,262,582	0.86%
Medium-term notes	2,560,211	1.27%	2,885,966	1.04%
Current portion of long-term notes	3,804,646	1.23%
Total due within one year	$8,089,826	1.24%
Due after one year:
Medium-term notes due in:
2019	$2,644,734	1.48%
2020	1,842,143	1.68%
2021	849,263	1.85%
2022	790,564	2.03%
Thereafter	1,306,086	3.05%
Total due after one year	7,432,790	1.91%
Total	$15,522,616	1.56%

	December 31, 2016
	Outstanding as of December 31		Average Outstanding During the Year
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$3,789,137	0.59%	$5,753,425	0.50%
Medium-term notes	2,495,202	0.70%	1,551,094	0.57%
Current portion of long-term notes	2,155,784	0.90%
Total due within one year	$8,440,123	0.70%
Due after one year:
Medium-term notes due in:
2018	$1,733,121	1.08%
2019	1,283,869	1.32%
2020	495,096	1.50%
2021	602,037	1.83%
Thereafter	1,108,854	3.01%
Total due after one year	5,222,977	1.68%
Total	$13,663,100	1.07%

The maximum amount of Farmer Mac's discount notes outstanding at any month end during each of the years ended December 31, 2017 and 2016 was $3.3 billion and $6.9 billion, respectively.

Callable medium-term notes give Farmer Mac the option to redeem the debt at par value on a specified call date or at any time on or after a specified call date.  The following table summarizes by maturity date the amounts and costs for Farmer Mac debt callable in 2018 as of December 31, 2017:

Table 7.2

Debt Callable in 2018 as of December 31, 2017
	Amount	Weighted-Average Rate
	(dollars in thousands)
Maturity:
2019	$71,944	1.35%
2020	158,817	1.80%
2021	192,717	1.77%
2022	145,757	2.20%
Thereafter	178,267	2.90%
Total	$747,502	2.09%

The following schedule summarizes the earliest interest rate reset date of total borrowings outstanding as of December 31, 2017, including callable and non-callable medium-term notes, assuming callable notes are redeemed at the initial call date:

Table 7.3

	Earliest Interest Rate Reset Date of Borrowings Outstanding
	Amount	Weighted-Average Rate
	(dollars in thousands)
Debt with interest rate resets in:
2018	$9,291,949	1.28%
2019	2,176,327	1.49%
2020	1,526,236	1.71%
2021	744,336	1.89%
2022	719,609	2.08%
Thereafter	1,064,159	3.31%
Total	$15,522,616	1.56%

During 2017 and 2016, Farmer Mac called $24.0 million and $1.3 billion of callable medium-term notes, respectively.

Authority to Borrow from the U.S. Treasury

Farmer Mac's statutory charter authorizes it to borrow up to $1.5 billion from the U.S. Treasury through the issuance of debt obligations to the U.S. Treasury. Any funds borrowed from the U.S. Treasury may be used solely for the purpose of fulfilling Farmer Mac's guarantee obligations.  Any debt obligations issued by Farmer Mac under this authority would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac.  The charter requires Farmer Mac to repurchase any of its debt obligations held by the U.S. Treasury within a reasonable time.  As of December 31, 2017, Farmer Mac had not used this borrowing authority and does not expect to use this borrowing authority in the future.

Gains on Repurchase of Outstanding Debt

No outstanding debt repurchases were made in 2017, 2016, or 2015.

8.	LOANS AND ALLOWANCE FOR LOSSES

Loans

Farmer Mac classifies loans as either held for investment or held for sale. Loans held for investment are recorded at the unpaid principal balance, net of unamortized premium or discount and other cost adjustments. Loans held for sale are reported at the lower of cost or fair value determined on a pooled basis. As of December 31, 2017 and 2016, Farmer Mac had no loans held for sale. The following table displays the composition of the loan balances as of December 31, 2017 and 2016:

Table 8.1

	As of December 31, 2017			As of December 31, 2016
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Farm & Ranch	$2,798,906	$1,399,827	$4,198,733	$2,381,488	$1,132,966	$3,514,454
Rural Utilities	1,076,291	—	1,076,291	999,512	—	999,512
Total unpaid principal balance(1)	3,875,197	1,399,827	5,275,024	3,381,000	1,132,966	4,513,966
Unamortized premiums, discounts and other cost basis adjustments	(1,442)	—	(1,442)	(1,116)	—	(1,116)
Total loans	3,873,755	1,399,827	5,273,582	3,379,884	1,132,966	4,512,850
Allowance for loan losses	(5,493)	(1,303)	(6,796)	(4,437)	(978)	(5,415)
Total loans, net of allowance	$3,868,262	$1,398,524	$5,266,786	$3,375,447	$1,131,988	$4,507,435

(1)	Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business.

Allowance for Losses

Farm & Ranch

Farmer Mac maintains an allowance for losses presented in two components on its consolidated balance sheets: (1) an allowance for loan losses to account for estimated probable losses on loans held, and (2) a reserve for losses to account for estimated probable losses on loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities).  Farmer Mac's total allowance for losses was $8.9 million as of December 31, 2017 and $7.4 million as of December 31, 2016. See Note 12 for more information about off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs.

The following is a summary of the changes in the total allowance for losses for each year in the three-year period ended December 31, 2017:

Table 8.2

	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Balance as of December 31, 2014	$5,864	$4,263	$10,127
Provision for/(release of) losses	2,388	(2,180)	208
Charge-offs	(3,772)	—	(3,772)
Balance as of December 31, 2015	$4,480	$2,083	$6,563
Provision for/(release of) losses	1,065	(63)	1,002
Charge-offs	(130)	—	(130)
Balance as of December 31, 2016	$5,415	$2,020	$7,435
Provision for/(release of) losses	1,708	50	1,758
Charge-offs	(327)	—	(327)
Balance as of December 31, 2017	$6,796	$2,070	$8,866

During 2017, Farmer Mac recorded net provisions to its allowance for loan losses and reserve for losses of $1.7 million and $0.1 million, respectively. The net provisions to the allowance for loan losses recorded during 2017 were primarily attributable to (1) an increase in the general allowance due to overall net volume growth in on-balance sheet Farm & Ranch loans, and (2) an increase in the specific allowance for certain impaired on-balance sheet crop and permanent planting loans resulting from both an increase in the outstanding balance of such loans and downgrades in risk ratings on certain of those loans. The net provision to the reserve for losses recorded during 2017 was primarily attributable to an increase in the general reserve due to downgrades in risk ratings on certain unimpaired Agricultural Storage and Processing loans underlying LTSPCs. Farmer Mac recorded $0.3 million of charge-offs to its allowance for loan losses during 2017.

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

The following tables present the changes in the total allowance for losses for the years ended December 31, 2017, 2016, and 2015 by commodity type:

Table 8.3

	For the Year Ended December 31, 2017
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Beginning Balance	$3,365	$1,723	$1,375	$405	$533	$34	$7,435
Provision for/(release of) losses	944	816	(151)	92	73	(16)	1,758
Charge-offs	(228)	(70)	(13)	(16)	—	—	(327)
Ending Balance	$4,081	$2,469	$1,211	$481	$606	$18	$8,866

	For the Year Ended December 31, 2016
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Beginning Balance	$2,791	$931	$1,781	$408	$649	$3	$6,563
Provision for/(release of) losses	574	792	(406)	127	(116)	31	1,002
Charge-offs	—	—	—	(130)	—	—	(130)
Ending Balance	$3,365	$1,723	$1,375	$405	$533	$34	$7,435

	For the Year Ended December 31, 2015
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Beginning Balance	$2,519	$2,159	$1,423	$467	$3,552	$7	$10,127
Provision for/(release of) losses	272	(1,228)	358	52	758	(4)	208
Charge-offs	—	—	—	(111)	(3,661)	—	(3,772)
Ending Balance	$2,791	$931	$1,781	$408	$649	$3	$6,563

The following tables present the unpaid principal balances of loans held and loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities) and the related total allowance for losses by impairment method and commodity type as of December 31, 2017 and 2016:

Table 8.4

	As of December 31, 2017
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$2,344,821	$794,478	$635,768	$269,337	$13,023	$9,030	$4,066,457
Off-balance sheet	1,236,392	532,666	678,642	155,627	45,738	4,981	2,654,046
Total	$3,581,213	$1,327,144	$1,314,410	$424,964	$58,761	$14,011	$6,720,503
Individually evaluated for impairment:
On-balance sheet	$67,828	$38,180	$17,766	$7,858	$—	$644	$132,276
Off-balance sheet	8,904	2,239	2,782	806	—	76	14,807
Total	$76,732	$40,419	$20,548	$8,664	$—	$720	$147,083
Total Farm & Ranch loans:
On-balance sheet	$2,412,649	$832,658	$653,534	$277,195	$13,023	$9,674	$4,198,733
Off-balance sheet	1,245,296	534,905	681,424	156,433	45,738	5,057	2,668,853
Total	$3,657,945	$1,367,563	$1,334,958	$433,628	$58,761	$14,731	$6,867,586
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$2,104	$1,101	$738	$287	$44	$11	$4,285
Off-balance sheet	546	305	231	48	562	5	1,697
Total	$2,650	$1,406	$969	$335	$606	$16	$5,982
Individually evaluated for impairment:
On-balance sheet	$1,207	$1,006	$172	$126	$—	$—	$2,511
Off-balance sheet	224	57	70	20	—	2	373
Total	$1,431	$1,063	$242	$146	$—	$2	$2,884
Total Farm & Ranch loans:
On-balance sheet	$3,311	$2,107	$910	$413	$44	$11	$6,796
Off-balance sheet	770	362	301	68	562	7	2,070
Total	$4,081	$2,469	$1,211	$481	$606	$18	$8,866

	As of December 31, 2016
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$2,115,450	$569,360	$537,859	$183,660	$11,545	$8,894	$3,426,768
Off-balance sheet	1,241,851	437,575	752,473	131,889	36,506	4,503	2,604,797
Total	$3,357,301	$1,006,935	$1,290,332	$315,549	$48,051	$13,397	$6,031,565
Individually evaluated for impairment:
On-balance sheet	$41,648	$27,770	$10,658	$7,610	$—	$—	$87,686
Off-balance sheet	11,549	2,735	4,854	915	—	—	20,053
Total	$53,197	$30,505	$15,512	$8,525	$—	$—	$107,739
Total Farm & Ranch loans:
On-balance sheet	$2,157,098	$597,130	$548,517	$191,270	$11,545	$8,894	$3,514,454
Off-balance sheet	1,253,400	440,310	757,327	132,804	36,506	4,503	2,624,850
Total	$3,410,498	$1,037,440	$1,305,844	$324,074	$48,051	$13,397	$6,139,304
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$2,000	$652	$735	$193	$22	$28	$3,630
Off-balance sheet	420	281	241	54	511	6	1,513
Total	$2,420	$933	$976	$247	$533	$34	$5,143
Individually evaluated for impairment:
On-balance sheet	$613	$770	$270	$132	$—	$—	$1,785
Off-balance sheet	332	20	129	26	—	—	507
Total	$945	$790	$399	$158	$—	$—	$2,292
Total Farm & Ranch loans:
On-balance sheet	$2,613	$1,422	$1,005	$325	$22	$28	$5,415
Off-balance sheet	752	301	370	80	511	6	2,020
Total	$3,365	$1,723	$1,375	$405	$533	$34	$7,435

The following tables present by commodity type the unpaid principal balances, recorded investment, and specific allowance for losses related to impaired loans and the recorded investment in loans on nonaccrual status as of December 31, 2017 and 2016:

Table 8.5

	As of December 31, 2017
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$14,417	$3,272	$11,171	$1,953	$—	$644	$31,457
Unpaid principal balance	14,418	3,273	11,172	1,953	—	644	31,460
With a specific allowance:
Recorded investment(1)	62,309	37,143	9,376	6,710	—	76	115,614
Unpaid principal balance	62,314	37,146	9,376	6,711	—	76	115,623
Associated allowance	1,431	1,063	242	146	—	2	2,884
Total:
Recorded investment	76,726	40,415	20,547	8,663	—	720	147,071
Unpaid principal balance	76,732	40,419	20,548	8,664	—	720	147,083
Associated allowance	1,431	1,063	242	146	—	2	2,884

Recorded investment of loans on nonaccrual status(2)	$27,630	$25,701	$5,333	$4,929	$—	$—	$63,593

(1)
Impairment analysis was performed in the aggregate in consideration of similar risk characteristics of the assets and historical statistics on $113.2 million (77 percent) of impaired loans as of December 31, 2017, which resulted in a specific allowance of $2.7 million.

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

The following table presents by commodity type the average recorded investment and interest income recognized on impaired loans for the year ended December 31, 2017 and 2016:

Table 8.6

	December 31, 2017
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Year Ended:
Average recorded investment in impaired loans	$71,154	$37,597	$15,913	$8,135	$—	$381	$133,180
Income recognized on impaired loans	696	530	238	289	—	—	1,753

	December 31, 2016
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Year Ended:
Average recorded investment in impaired loans	$33,252	$24,737	$14,450	$8,396	$1,968	$—	$82,803
Income recognized on impaired loans	136	866	238	329	—	—	1,569

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

For the year ended December 31, 2017, the recorded investment of loans determined to be troubled debt restructurings ("TDRs") was $0.2 million both before and after restructuring. For the year ended December 31 2016, there were no TDRs. For the year ended December 31, 2015, the recorded investment of loans determined to be TDRs was $1.1 million both before and after restructuring. As of December 31, 2017 and 2016, there were no TDRs identified during the previous 12 months that were in default under the modified terms. The impact of TDRs on Farmer Mac's allowance for loan losses was immaterial for the year ended December 31, 2017 and 2016.

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

The following tables present information related to Farmer Mac's acquisition of defaulted loans for the years ended December 31, 2017, 2016, and 2015 and the outstanding balances and carrying amounts of all such loans as of December 31, 2017 and 2016:

Table 8.7

	For the Year Ended December 31,
	2017	2016	2015
	($ in thousands)
Unpaid principal balance at acquisition date:
Loans underlying LTSPCs	$311	$398	$13,500
Loans underlying off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities)	5,670	2,118	3,407
Total unpaid principal balance at acquisition date	5,981	2,516	16,907
Contractually required payments receivable	6,018	2,544	17,036
Impairment recognized subsequent to acquisition	60	208	3,772
Recovery/release of allowance for all outstanding acquired defaulted loans	171	67	1,019

Number of defaulted loans purchased	13	8	6

	As of
	December 31, 2017	December 31, 2016
	(in thousands)
Outstanding balance	$18,866	$14,669
Carrying amount	17,691	13,069

Net credit losses and 90-day delinquencies as of and for the periods indicated for loans held and loans underlying off-balance sheet securities representing interests in pools of eligible Farm & Ranch loans ("Farm & Ranch Guaranteed Securities") and LTSPCs are presented in the table below.  As of December 31, 2017, there were no delinquencies and no probable losses inherent in Farmer Mac's Rural Utilities loan portfolio and Farmer Mac had not experienced credit losses on any Rural Utilities loans.

Table 8.8

	90-Day Delinquencies(1)		Net Credit (Recoveries)/Losses
	As of		For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2015
	(in thousands)
On-balance sheet assets:
Farm & Ranch:
Loans	$47,881	$19,757	$(1,397)	$154	$3,853
Total on-balance sheet	$47,881	$19,757	$(1,397)	$154	$3,853
Off-balance sheet assets:
Farm & Ranch:
LTSPCs	$563	$1,281	$—	$—	$—
Total off-balance sheet	$563	$1,281	$—	$—	$—
Total	$48,444	$21,038	$(1,397)	$154	$3,853

(1)
Includes loans and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, or in bankruptcy with at least one missed payment, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

Of the $47.9 million of on-balance sheet loans reported as 90-day delinquencies as of December 31, 2017, $0.3 million were loans subject to "removal-of-account" provisions. Of the $19.8 million of on-balance sheet loans reported as 90-day delinquencies as of December 31, 2016, $0.1 million were loans subject to "removal-of-account" provisions.

Rural Utilities

No allowance for losses has been provided for Farmer Mac's Rural Utilities line of business based on the performance of the loans in this line of business and the credit quality of the collateral supporting these loans, as well as Farmer Mac's counterparty risk analysis. As of December 31, 2017, there were no delinquencies or probable losses inherent in Farmer Mac's Rural Utilities loans held or underlying LTSPCs.

Credit Quality Indicators

The following tables present credit quality indicators related to Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities as of December 31, 2017 and 2016:

Table 8.9

	As of December 31, 2017
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade(1)
On-balance sheet:
Acceptable	$2,274,912	$771,600	$617,527	$260,854	$13,023	$9,030	$3,946,946
Special mention(2)	70,063	22,878	18,405	8,483	—	—	119,829
Substandard(3)	67,674	38,180	17,602	7,858	—	644	131,958
Total on-balance sheet	$2,412,649	$832,658	$653,534	$277,195	$13,023	$9,674	$4,198,733
Off-Balance Sheet:
Acceptable	$1,132,196	$478,573	$634,633	$150,906	$42,723	$4,294	$2,443,325
Special mention(2)	76,778	26,134	31,451	1,647	—	169	136,179
Substandard(3)	36,322	30,198	15,340	3,880	3,015	594	89,349
Total off-balance sheet	$1,245,296	$534,905	$681,424	$156,433	$45,738	$5,057	$2,668,853
Total Ending Balance:
Acceptable	$3,407,108	$1,250,173	$1,252,160	$411,760	$55,746	$13,324	$6,390,271
Special mention(2)	146,841	49,012	49,856	10,130	—	169	256,008
Substandard(3)	103,996	68,378	32,942	11,738	3,015	1,238	221,307
Total	$3,657,945	$1,367,563	$1,334,958	$433,628	$58,761	$14,731	$6,867,586

Commodity analysis of past due loans(1)
On-balance sheet	$21,702	$18,833	$3,835	$3,511	$—	$—	$47,881
Off-balance sheet	151	—	—	412	—	—	563
90 days or more past due	$21,853	$18,833	$3,835	$3,923	$—	$—	$48,444

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)	Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.

(3)	Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of December 31, 2016
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade(1)
On-balance sheet:
Acceptable	$2,080,227	$568,221	$504,784	$179,288	$11,545	$8,894	$3,352,959
Special mention(2)	35,223	1,139	33,075	4,372	—	—	73,809
Substandard(3)	41,648	27,770	10,658	7,610	—	—	87,686
Total on-balance sheet	$2,157,098	$597,130	$548,517	$191,270	$11,545	$8,894	$3,514,454
Off-Balance Sheet
Acceptable	$1,201,144	$403,256	$724,056	$125,440	$34,537	$3,916	$2,492,349
Special mention(2)	20,422	16,881	15,341	2,344	—	6	54,994
Substandard(3)	31,834	20,173	17,930	5,020	1,969	581	77,507
Total off-balance sheet	$1,253,400	$440,310	$757,327	$132,804	$36,506	$4,503	$2,624,850
Total Ending Balance:
Acceptable	$3,281,371	$971,477	$1,228,840	$304,728	$46,082	$12,810	$5,845,308
Special mention(2)	55,645	18,020	48,416	6,716	—	6	128,803
Substandard(3)	73,482	47,943	28,588	12,630	1,969	581	165,193
Total	$3,410,498	$1,037,440	$1,305,844	$324,074	$48,051	$13,397	$6,139,304

Commodity analysis of past due loans(1)
On-balance sheet	$13,449	$3,245	$669	$2,394	$—	$—	$19,757
Off-balance sheet	373	407	38	463	—	—	1,281
90 days or more past due	$13,822	$3,652	$707	$2,857	$—	$—	$21,038

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)	Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.

(3)	Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

Concentrations of Credit Risk

The following table sets forth the geographic and commodity/collateral diversification, the range of original loan-to-value ratios, and the range in the size of borrower exposure for all Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs as of December 31, 2017 and 2016:

Table 8.10

	As of
	December 31, 2017	December 31, 2016
	(in thousands)
By commodity/collateral type:
Crops	$3,657,945	$3,410,498
Permanent plantings	1,367,563	1,037,440
Livestock	1,334,958	1,305,844
Part-time farm	433,628	324,074
Ag. Storage and Processing	58,761	48,051
Other	14,731	13,397
Total	$6,867,586	$6,139,304
By geographic region(1):
Northwest	$740,991	$657,403
Southwest	2,093,213	1,791,745
Mid-North	2,244,094	2,104,867
Mid-South	908,603	837,121
Northeast	296,264	229,679
Southeast	584,421	518,489
Total	$6,867,586	$6,139,304
By original loan-to-value ratio(2):
0.00% to 40.00%	$1,322,422	$1,220,432
40.01% to 50.00%	1,733,671	1,466,047
50.01% to 60.00%	2,385,605	2,078,099
60.01% to 70.00%	1,150,914	1,167,395
70.01% to 80.00%	248,799	191,664
80.01% to 90.00%	26,175	15,667
Total	$6,867,586	$6,139,304
By size of borrower exposure(3):
Less than $1,000,000	$2,379,596	$2,195,103
$1,000,000 to $4,999,999	2,627,617	2,398,843
$5,000,000 to $9,999,999	867,574	782,171
$10,000,000 to $24,999,999	584,896	469,681
$25,000,000 to $50,000,000	407,903	293,506
Total	$6,867,586	$6,139,304

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

On September 8, 2015, Farmer Mac's board of directors approved a share repurchase program authorizing Farmer Mac to repurchase up to $25 million of its outstanding Class C non-voting common stock through September 8, 2017. As of December 31, 2017, Farmer Mac had repurchased approximately 668,000 shares of Class C non-voting common stock at a cost of approximately $19.6 million pursuant to the share repurchase program. In August 2017, Farmer Mac's board of directors approved the continuation of the share repurchase program on its existing terms through August 2019 for the repurchase of up to $5.4 million of Farmer Mac's outstanding Class C non-voting common stock, which is the amount that was remaining under the share repurchase program originally authorized in third quarter 2015.

During 2017, 2016, and 2015, Farmer Mac paid a quarterly dividend of $0.36, $0.26, and $0.16, respectively, per share on all classes of its common stock. Farmer Mac's ability to declare and pay dividends on its common stock could be restricted if it fails to comply with applicable capital requirements.

Preferred Stock

On January 17, 2013, Farmer Mac issued 2.4 million shares of 5.875 percent Non-Cumulative Preferred Stock, Series A (the "Series A Preferred Stock"). On March 25, 2014, Farmer Mac issued 3.0 million shares of 6.875 percent Non-Cumulative Preferred Stock, Series B (the "Series B Preferred Stock"). On June 20, 2014, Farmer Mac issued 3.0 million shares of 6.000 percent Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (the "Series C Preferred Stock"). The Series A Preferred Stock, the Series B Preferred Stock, and the Series C Preferred Stock (collectively referred to as the "Outstanding Preferred Stock") each has a par value of $25.00 per share and a liquidation preference of $25.00 per share. The Series A Preferred Stock and the Series B Preferred Stock pay an annual dividend rate of 5.875 percent and 6.875 percent, respectively, for the life of the securities. The Series C Preferred Stock pays an annual dividend rate of 6.000 percent from the date of issuance to and including the quarterly payment date occurring on July 17, 2024, and thereafter, at a floating rate equal to three-month LIBOR plus 3.26 percent. Farmer Mac has the right, but not the obligation, to redeem the Series A Preferred Stock at any time on and after January 17, 2018, the Series B Preferred Stock at any time on and after April 17, 2019, and the Series C Preferred Stock at any time on and after July 18, 2024, all at a price equal to the then-applicable liquidation preference. Dividends on all series of Outstanding Preferred Stock are non-cumulative, which means that if Farmer Mac's board of directors has not declared a dividend before the applicable dividend payment date for any dividend period, such dividend will not be paid or cumulate, and Farmer Mac will have no obligation to pay dividends for such dividend period, whether or not dividends on any series of Outstanding Preferred Stock are declared for any future dividend period. Farmer Mac incurred direct costs of $1.7 million related to the issuance of the Series A Preferred Stock, direct costs of $1.9 million related to the issuance of the Series B Preferred Stock, and direct costs of $1.6 million related to the issuance of the Series C Preferred Stock. As of December 31, 2017, Farmer Mac had 2.4 million shares of Series A Preferred Stock outstanding, 3.0 million shares of Series B Preferred Stock outstanding, and 3.0 million of Series C Preferred Stock outstanding.

For 2017, 2016 and 2015, Farmer Mac paid the following quarterly dividends on its outstanding preferred stock:

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

Equity-Based Incentive Compensation Plans

Farmer Mac's Amended and Restated 2008 Omnibus Incentive Compensation Plan authorizes the grants of restricted stock, stock options, and SARs, among other alternative forms of equity-based compensation, to directors, officers and other employees.  SARs awarded to officers and employees vest annually in thirds.  Farmer Mac has not granted SARs to directors since 2008. If not exercised or terminated earlier due to the termination of employment, SARs granted to officers or employees expire after 10 years from the grant date.  For all SARs granted, the exercise price is equal to the closing price of Farmer Mac's Class C non-voting common stock on the date of grant. SARs granted during 2017 have an exercise price of $60.84 per share, SARs granted during 2016 have an exercise price of $35.75 per share, and SARs granted during 2015 have exercise prices ranging from $28.17 to $32.39 per share.  During 2017, 2016, and 2015, restricted stock awards were granted to directors with a vesting period of one year, to officers with a vesting period of three years provided certain performance targets are met, to officers vesting annually in thirds, and to employees with a vesting period of three years.

The following tables summarize stock options, SARs, and non-vested restricted stock activity for the years ended December 31, 2017, 2016, and 2015:

Table 9.1

	For the Year Ended December 31,
	2017		2016		2015
	Stock Options and SARs	Weighted- Average Exercise Price	Stock Options and SARs	Weighted- Average Exercise Price	Stock Options and SARs	Weighted- Average Exercise Price
Outstanding, beginning of year	367,535	$30.18	747,573	$26.68	718,143	$25.12
Granted	24,657	60.84	51,975	35.75	119,110	32.25
Exercised	(111,278)	31.47	(431,346)	24.77	(86,680)	21.32
Canceled	(117,642)	31.55	(667)	35.60	(3,000)	30.05
Outstanding, end of year	163,272	32.95	367,535	30.18	747,573	26.68
Exercisable at end of year	93,085	28.57	208,274	27.41	543,698	24.34

	For the Year Ended December 31,
	2017		2016		2015
	Non-vested Restricted Stock	Weighted- Average Grant Date Fair Value	Non-vested Restricted Stock	Weighted- Average Grant Date Fair Value	Non-vested Restricted Stock	Weighted- Average Grant Date Fair Value
Outstanding, beginning of year	138,497	$34.63	132,651	$32.12	103,772	$31.24
Granted	45,828	59.79	76,617	36.33	76,616	32.14
Canceled	(28,815)	42.15	(1,360)	35.75	—	—
Vested and issued	(60,495)	34.77	(69,411)	31.69	(47,737)	30.25
Outstanding, end of year	95,015	44.39	138,497	34.63	132,651	32.12
The cancellations of stock options, SARs, and non-vested restricted stock during 2017, 2016, and 2015 were due to unvested awards terminating in accordance with the provisions of the applicable equity compensation plans upon directors' or employees' departures from Farmer Mac.

Farmer Mac generally receives cash when stock options are exercised. Cash is not received from exercises of SARs or the vesting and issuance of restricted stock. Farmer Mac received $0.2 million from the exercise of stock options during 2017, $0.5 million during 2016, and $1.7 million during 2015. During 2017, 2016, and 2015, the reduction of income taxes payable as a result of the deduction for the exercise of stock options and SARs and the vesting or accelerated tax elections of restricted stock was $2.6 million, $3.6 million, and $0.8 million, respectively. Also reflected during 2017 was $0.9 million of tax benefits recognized in income tax expense associated with stock compensation activity that was subject to ASU 2016-09 accounting guidance, “Improvements to Employee Share-Based Payment Accounting,” adopted in first quarter 2017. More information about the adoption of ASU 2016-09 and the effect on Farmer Mac's financial position, results of operations, and cash flows is included in Note 2(r).

During 2017, 2016, and 2015, Farmer Mac recorded a net decrease to additional paid-in capital of $2.6 million, $3.1 million, and $0.6 million, respectively, related to stock-based compensation awards.

Farmer Mac has a policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of cash retainers. During 2017, Farmer Mac issued 698 shares of Class C non-voting common stock with a fair value of $41,000 to the 4 directors who made that election. During 2016, Farmer Mac issued 1,130 shares of Class C non-voting common stock with a fair value of $41,000 to the 4 directors who made that election. During 2015, Farmer Mac issued 491 shares of Class C non-voting common stock with a fair value of $14,000 to the 4 directors who made that election.

As of December 31, 2017, Farmer Mac had no stock options outstanding. The following tables summarize information regarding SARs and non-vested restricted stock outstanding as of December 31, 2017:

Table 9.2

	Outstanding		Exercisable		Vested or Expected to Vest
Range of Exercise Prices	SARs	Weighted- Average Remaining Contractual Life	SARs	Weighted- Average Remaining Contractual Life	SARs	Weighted- Average Remaining Contractual Life
$5.00 - $14.99	11,000	2.5 years	11,000	2.5 years	11,000	2.5 years
15.00 - 24.99	14,000	4.0 years	14,000	4.0 years	14,000	4.0 years
25.00 - 34.99	82,689	6.8 years	46,163	6.5 years	82,689	6.8 years
35.00 - 44.99	41,588	7.5 years	21,922	6.9 years	41,588	7.5 years
45.00 - 54.99	—	0.0 years	—	0.0 years	—	0.0 years
55.00 - 64.99	13,995	9.3 years	—	0.0 years	13,995	9.3 years
	163,272		93,085		163,272

	Outstanding		Expected to Vest
Weighted- Average Grant-Date Fair Value	Non-vested Restricted Stock	Weighted-Average Remaining Contractual Life	Non-vested Restricted Stock	Weighted-Average Remaining Contractual Life
$25.00 - $34.99	6,778	0.1 years	6,778	0.1 years
35.00 - 44.99	50,882	1.5 years	50,882	1.5 years
45.00 - 54.99	—	0.0 years	—	0.0 years
55.00 - 64.99	37,355	2.3 years	37,355	2.3 years
	95,015		95,015

The weighted average exercise price of the 163,272 SARs vested or expected to vest as of December 31, 2017 was $32.95.

As of December 31, 2017 and 2016, the intrinsic value of options, SARs, and non-vested restricted stock outstanding, exercisable, and vested or expected to vest was $14.8 million and $17.4 million, respectively.  During 2017, 2016, and 2015, the total intrinsic value of options and SARs exercised was $3.8 million, $7.6 million, and $0.9 million, respectively.  As of December 31, 2017, there was $2.3 million of total unrecognized compensation cost related to non-vested SARs and restricted stock awards.  This cost is expected to be recognized over a weighted-average period of 1.7 years.

The weighted-average grant date fair values of options, SARs, and restricted stock awards granted in 2017, 2016, and 2015 were $44.93, $25.11, and $17.97 per share, respectively.  Under the fair value-based method of accounting for stock-based compensation cost, Farmer Mac recognized compensation expense of $2.7 million, $3.3 million, and $3.3 million during 2017, 2016, and 2015, respectively.

The fair values of stock options and SARs were estimated using the Black-Scholes option pricing model based on the following assumptions:

Table 9.3

	For the Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	2.3%	1.5%	1.2%
Expected years until exercise	6 years	5 years	4 years
Expected stock volatility	34.8%	34.7%	38.0%
Dividend yield	2.4%	2.9%	2.0%

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

Because restricted stock awards will be issued upon vesting regardless of the stock price, expected stock volatility is not considered in determining grant date fair value.  Restricted stock awards also accrue dividends which are paid at vesting.  The weighted-average grant date fair value of the restricted stock awarded in 2017, 2016, and 2015 was $59.79, $36.33, and $32.14 per share, respectively, which is based on the closing price of the stock on the date granted.

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

Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of both December 31, 2017 and 2016, the minimum capital requirement was greater than the risk-based capital requirement. Farmer Mac's ability to declare and pay dividends could be restricted if it fails to comply with applicable capital requirements.

As of December 31, 2017, Farmer Mac's minimum capital requirement was $520.3 million and its core capital level was $657.1 million, which was $136.8 million above the minimum capital requirement as of that date. As of December 31, 2016, Farmer Mac's minimum capital requirement was $466.5 million and its core capital level was $609.7 million, which was $143.2 million above the minimum capital requirement as of that date.

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

Farmer Mac is subject to federal income taxes but is exempt from state and local income taxes.  The components of the federal income tax expense for the years ended December 31, 2017, 2016, and 2015 were as follows:

Table 10.1

	For the Year Ended December 31,
	2017	2016	2015
	(in thousands)
Current income tax expense	$43,148	$37,954	$30,247
Deferred income tax (benefit)/expense	3,221	4,103	3,992
Income tax expense	$46,369	$42,057	$34,239

A reconciliation of income tax at the statutory federal corporate income tax rate to the income tax expense for the years ended December 31, 2017, 2016, and 2015 is as follows:

Table 10.2

	For the Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Tax expense at statutory rate	$45,740	$41,775	$37,827
Re-measurement of net deferred tax asset due to enactment of new tax legislation	1,365	—	—
Excess tax benefits related to stock-based awards	(860)	—	—
Income from non-controlling interest	—	—	(1,874)
Loss on retirement of preferred stock	—	—	(1,901)
Valuation allowance	4	21	33
Other	120	261	154
Income tax expense	$46,369	$42,057	$34,239
Statutory tax rate	35.0%	35.0%	35.0%

The components of the deferred tax assets and liabilities as of December 31, 2017 and 2016 were as follows:

Table 10.3

	As of December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Basis differences related to financial derivatives	$6,800	$15,917
Basis differences related to hedged items	5,661	9,307
Allowance for losses	1,862	2,602
Stock-based compensation	532	1,648
Capital loss carryforwards and other-than-temporary impairment	36	56
Valuation allowance	(36)	(56)
Compensation and Benefits	778	1,222
Other	74	2
Total deferred tax assets	15,707	30,698
Deferred tax liability:
Unrealized gains on securities	12,376	16,889
Other	1,283	1,518
Total deferred tax liability	13,659	18,407
Net deferred tax asset	$2,048	$12,291

A valuation allowance is required to reduce a deferred tax asset to an amount that is more likely than not to be realized.  Future realization of the tax benefit from a deferred tax asset depends on the existence of sufficient taxable income of the appropriate character.  After the evaluation of both positive and negative objective evidence regarding the likelihood that its deferred tax assets will be realized, Farmer Mac established a valuation allowance of $36,000 and $56,000, respectively, as of December 31, 2017 and 2016, which was attributable to capital loss carryforwards on investment securities.  Farmer Mac did not establish a valuation allowance for the remainder of its deferred tax assets because it believes it is more likely than not that those deferred tax assets will be realized.  In determining its deferred tax asset valuation allowance, Farmer Mac considered its taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback and carryforward periods available under the tax law and the impact of possible tax planning strategies.  On December 31, 2016, $5.9 million of capital loss carryforwards expired and Farmer Mac removed $2.1 million of corresponding deferred tax assets and the related deferred tax asset valuation allowance. As of December 31, 2017, no capital loss carryforwards expired. As of December 31, 2017, the amount of capital loss carryforwards was $0.2 million.  These capital loss carryforwards will expire in 2021.

Deferred tax assets are measured at rates in effect when they arise. To the extent rates change, the deferred tax asset will be adjusted to reflect the new rate. A reduction in corporate tax rates would result in a reduction in the value of the deferred tax asset. The Tax Cuts and Jobs Act was enacted on December 22, 2017. This new legislation provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, that was in effect through the end of 2017 and includes a reduction of the federal corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018. As a result of this reduction in the federal corporate income tax rate, Farmer Mac re-measured its net deferred tax asset at the newly enacted 21 percent federal corporate income tax rate and thus reduced its value by $1.4 million. Accordingly, Farmer Mac recorded an increase to income tax expense of $1.4 million or an increase of 1.04 percent in Farmer Mac's effective tax rate for 2017. As of December 31, 2017, Farmer Mac has completed the accounting for the income tax effects related to the new tax legislation. See Note 2(l) for more information about the accounting policy for income taxes.

As of December 31, 2017 and 2016, Farmer Mac did not identify any uncertain tax positions.

Farmer Mac did not incur unrecognized tax benefits for the years ended December 31, 2017, 2016, and 2015.

Tax years 2015 through 2017 remain subject to examination.

11.	EMPLOYEE BENEFITS

Farmer Mac makes contributions to a defined contribution retirement plan for all of its employees. Farmer Mac contributed 13.2 percent of the lesser of an employee's gross salary and the maximum compensation permitted under the Economic Growth and Tax Relief Reconciliation Act of 2001 ("EGTRRA") ($270,000 for 2017, $265,000 for 2016, and $265,000 for 2015), plus 5.7 percent of the difference between: (1) the lesser of the gross salary and the amount established under EGTRRA; and (2) the Social Security Taxable Wage Base. Employees are fully vested after having been employed for approximately 3 years.  Expenses for this plan for the years ended December 31, 2017, 2016, and 2015 were $1.5 million, $1.3 million, and $1.2 million, respectively.

Farmer Mac established a Nonqualified Deferred Compensation Plan (the "NQDC Plan") for its executive officers effective May 1, 2017. Under the NQDC Plan, Farmer Mac credits the account of each participant each calendar year with an amount equal to 18.9 percent of the difference between (i) the amount established under EGTRRA and (ii) a participant’s gross annual base salary, which for purposes of calculating employer credits under the NQDC Plan is capped at $700,000 for Farmer Mac’s Chief Executive Officer and $500,000 for all other participants. This fixed contribution percentage is the same formula used for determining employer contributions to Farmer Mac’s defined contribution retirement plan based on an employee’s gross annual base salary that is above the amount established under EGTRRA for that year. Expenses for the NQDC Plan for the year ended December 31, 2017 were $0.1 million.

12.	GUARANTEES AND LONG-TERM STANDBY PURCHASE COMMITMENTS

Farmer Mac offers two credit enhancement alternatives to direct loan purchases that allow approved lenders the ability to retain the cash flow benefits of their loans and increase their liquidity and lending capacity: (1) Farmer Mac Guaranteed Securities, which are available through each of the Farm & Ranch, USDA Guarantees, Rural Utilities, and Institutional Credit lines of business, and (2) LTSPCs, which are available through the Farm & Ranch or the Rural Utilities lines of business. LTSPCs and securitization trusts where Farmer Mac is not the primary beneficiary result in the creation of off-balance sheet obligations for Farmer Mac. Farmer Mac records, at the inception of an off-balance sheet guarantee or LTSPC, a liability for the fair value of its obligation to stand ready to perform under the terms of each guarantee or LTSPC and an asset that is equal to the fair value of the fees that will be received over the life of each guarantee or LTSPC. The fair values of the guarantee obligation and asset at inception are based on the present value of expected cash flows using management's best estimate of certain key assumptions, which include prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. Because the cash flows of these instruments may be interest rate path dependent, these values and projected discount rates are derived using a Monte Carlo simulation model. The guarantee obligation and corresponding asset are subsequently amortized into guarantee and commitment fee income in relation to the decline in the unpaid principal balance on the underlying agricultural real estate mortgage and rural utilities loans.

The contractual terms of Farmer Mac's off-balance sheet guarantees and LTSPCs range from less than 1 year to 30 years.  However, the actual term of each guarantee or LTSPC may be significantly less than the contractual term based on the prepayment characteristics of the related loans.  Farmer Mac's maximum potential exposure under these off-balance sheet guarantees and LTSPCs is comprised of the unpaid principal balance of the underlying loans.  Guarantees issued or modified on or after January 1, 2003 are recorded in the consolidated balance sheets.  Farmer Mac's maximum potential exposure was $4.0 billion and $4.9 billion as of December 31, 2017 and 2016, respectively.  Farmer Mac's maximum potential exposure for guarantees issued prior to January 1, 2003, which are not recorded on the consolidated balance sheets, was $28.0 million and $40.1 million as of December 31, 2017 and 2016, respectively. The maximum exposure from these guarantees and LTSPCs is not representative of the actual loss Farmer Mac is likely to incur, based on historical loss experience.  In the event Farmer Mac was required to make payments under its guarantees or LTSPCs, Farmer Mac would have the right to enforce the terms of the loans, and in the event of default, would have access to the underlying collateral.  For information on Farmer Mac's methodology for determining the reserve for losses for its financial guarantees, see Note 2(j) and Note 8. The following table presents changes in Farmer Mac's guarantee and commitment obligations in the consolidated balance sheets for the years ended December 31, 2017, 2016, and 2015:

Table 12.1

	For the Year Ended December 31,
	2017	2016	2015
	(in thousands)
Beginning balance, January 1	$37,282	$38,609	$37,925
Additions to the guarantee and commitment obligation(1)	7,683	6,725	8,207
Amortization of the guarantee and commitment obligation	(6,565)	(8,052)	(7,523)
Ending balance, December 31	$38,400	$37,282	$38,609

(1)	Represents the fair value of the guarantee and commitment obligation at inception.

Off-Balance Sheet Farmer Mac Guaranteed Securities

Agricultural real estate mortgage loans, rural utilities loans, and other related assets may be placed into trusts to securitize the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  Farmer Mac is obligated under its guarantee to ensure that the investors receive timely payments of principal and interest based on the underlying loans, regardless of whether the trust has actually received such scheduled loan payments.  As consideration for Farmer Mac's assumption of the credit risk on these securities, Farmer Mac receives guarantee fees that are recognized as earned on an accrual basis over the life of the loans and based upon the outstanding balance of the Farmer Mac Guaranteed Security.

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

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2017 and 2016, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans:

Table 12.2

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of December 31, 2017	As of December 31, 2016
	(in thousands)
Farm & Ranch:
Guaranteed Securities	$333,511	$415,441
USDA Guarantees:
Farmer Mac Guaranteed USDA Securities	254,217	103,976
Institutional Credit:
AgVantage Securities	11,556	983,214
Revolving floating rate AgVantage facility(1)	300,000	300,000
Total off-balance sheet Farmer Mac Guaranteed Securities	$899,284	$1,802,631

(1)	Relates to a revolving floating rate AgVantage facility subject to specified contractual terms. Farmer Mac receives a fixed fee based on the full dollar amount of the facility.

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

Farmer Mac has recourse to the USDA for any amounts advanced for the timely payment of principal and interest on Farmer Mac Guaranteed USDA Securities.  That recourse is the USDA guarantee, a full-faith-and-credit obligation of the United States that becomes enforceable if a lender fails to repurchase the USDA-guaranteed portion from its owner within 30 days after written demand from the owner when (a) the borrower under the guaranteed loan is in default not less than 60 days in the payment of any principal or interest due on the USDA-guaranteed portion, or (b) the lender has failed to remit to the owner the payment made by the borrower on the USDA-guaranteed portion or any related loan subsidy within 30 days after the lender's receipt of the payment.

Eligible loans and other eligible assets may be placed into trusts to securitize the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  The following table summarizes the significant cash flows received from and paid to trusts used for Farmer Mac securitizations:

Table 12.3

	For the Year Ended December 31,
	2017	2016	2015
	(in thousands)
Proceeds from new securitizations	$519,219	$609,347	$336,913
Guarantee fees received	2,610	3,552	4,028
Purchases of assets from the trusts	(5,670)	(2,118)	(3,407)

Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $3.6 million as of December 31, 2017 and $5.5 million as of December 31, 2016. As of December 31, 2017 and 2016, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 10.0 years and 10.7 years, respectively. As of December 31, 2017 and 2016, the weighted-average remaining maturity of the off-balance sheet AgVantage securities was 0.8 years and 0.7 years, respectively.

Long-Term Standby Purchase Commitments

An LTSPC is a commitment by Farmer Mac to purchase eligible loans from an identified pool of loans under specified circumstances set forth in the applicable agreement, either for cash or in exchange for Farmer Mac Guaranteed Securities, on one or more undetermined future dates.  As consideration for its assumption of the credit risk on loans underlying an LTSPC, Farmer Mac receives a commitment fee payable monthly in arrears.

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

The maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans, was $3.1 billion as of both December 31, 2017 and 2016, respectively.

As of December 31, 2017 and 2016, the weighted-average remaining maturity of all loans underlying LTSPCs was 15.3 years and 15.1 years, respectively.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $34.8 million as of December 31, 2017 and $31.8 million as of December 31, 2016.

Commitments

Farmer Mac enters into mandatory and optional delivery commitments to purchase loans.  Most loan purchase commitments entered into by Farmer Mac are mandatory commitments, in which Farmer Mac charges a fee to extend or cancel the commitment.  As of December 31, 2017 and 2016, commitments to purchase Farm & Ranch loans and USDA Guarantees totaled $46.3 million and $114.5 million, respectively, all of which were mandatory commitments.  As of December 31, 2017, commitments to purchase Rural Utilities loans totaled $8.0 million.  As of December 31, 2016, there were no commitments to purchase Rural Utilities loans.  Any optional loan purchase commitments are sold forward under optional commitments to deliver Farmer Mac Guaranteed Securities that may be canceled by Farmer Mac without penalty.

Rental expense for Farmer Mac's office space for each of the years ended December 31, 2017, 2016, and 2015 was $1.6 million, $1.3 million, and $1.3 million, respectively.  The future minimum lease payments under Farmer Mac's non-cancellable leases for its office space and other contractual obligations as of December 31, 2017 are as follows:

Table 12.4

	Future Minimum Lease Payments	Other Contractual Obligations
	(in thousands)
2018	$1,814	$1,869
2019	1,931	835
2020	1,925	676
2021	1,965	193
2022	2,011	—
Thereafter	3,305	—
Total	$12,951	$3,573

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

Recurring Fair Value Measurements and Classification

Available-for-Sale and Trading Investment Securities

The fair value of investments in U.S. Treasuries is based on unadjusted quoted prices in active markets.  Farmer Mac classifies these fair value measurements as "Level 1."

For a significant portion of Farmer Mac's investment portfolio, including most asset-backed securities, corporate debt securities, senior agency debt securities, Government/GSE guaranteed mortgage-backed securities, and preferred stock issued by GSEs, fair value is primarily determined using a reputable and nationally recognized third-party pricing service.  The prices obtained are non-binding and generally representative of recent market trades.  The fair value of certain asset-backed and Government guaranteed mortgage-backed securities are estimated based on quotations from brokers or dealers. Farmer Mac corroborates its primary valuation source by obtaining a secondary price from another independent third-party pricing service.  Farmer Mac classifies these fair value measurements as "Level 2."

For certain investment securities that are thinly traded or not quoted, Farmer Mac estimates fair value using internally-developed models that employ a discounted cash flow approach.  Farmer Mac maximizes the use of observable market data, including prices of financial instruments with similar maturities and characteristics, interest rate yield curves, measures of volatility and prepayment rates.  Farmer Mac generally considers a market to be thinly traded or not quoted if the following conditions exist: (1) there are few transactions for the financial instruments; (2) the prices in the market are not current; (3) the price quotes vary significantly either over time or among independent pricing services or dealers; or (4) there is limited availability of public market information.  Farmer Mac classifies these fair value measurements as "Level 3."

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

Certain basis swaps are non-standard interest rate swap structures and are therefore internally modeled using significant assumptions and unobservable inputs, resulting in Level 3 classification.  Farmer Mac uses a discounted cash flow valuation technique, using management's best estimate of certain key assumptions, which include prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved.

As of December 31, 2017 and 2016, the consideration of Farmer Mac's and the counterparties' credit risk resulted in an adjustment of $40,000 and $0.1 million to the valuations of Farmer Mac's derivative portfolio. See Note 2(h) and Note 6 for more information about Farmer Mac's derivative portfolio.

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

Fair Value Classification and Transfers

As of December 31, 2017, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $5.5 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as Level 3 represented 31 percent of total assets and 71 percent of financial instruments measured at fair value as of December 31, 2017. As of December 31, 2016, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $4.9 billion whose fair values were estimated by management in the absence of readily determinable fair values.  These financial instruments measured as level 3 represented 31 percent of total assets and 65 percent of financial instruments measured at fair value as of December 31, 2016.

Transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. During 2017 there was one transfer within fair value hierarchy from Level 2 to Level 3 for the fair value measurement of a fixed-rate GSE guaranteed mortgage-backed security (interest-only strip). The transfer to Level 3 was because unobservable inputs became significant to the overall estimate of the fair value of the security as of March 31, 2017. There were no transfers within the fair value hierarchy for fair value measurements of Farmer Mac's investment securities, Farmer Mac Guaranteed Securities, USDA Securities, and financial derivatives during 2016 or 2015. See Note 2(b) and Note 5 for information about the transfer of available-for-sale USDA and Farmer Mac Guaranteed USDA securities to held-to-maturity as of October 1, 2016.

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2017 and 2016, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Table 13.1

Assets and Liabilities Measured at Fair Value as of December 31, 2017
	Level 1	Level 2		Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—		$18,814	$18,814
Floating rate asset-backed securities	—	34,210		—	34,210
Floating rate Government/GSE guaranteed mortgage-backed securities	—	1,290,187		—	1,290,187
Fixed rate GSE guaranteed mortgage-backed securities	—	486		4,333	4,819
Fixed rate senior agency debt	—	99,951		—	99,951
Fixed rate U.S. Treasuries	767,424	—		—	767,424
Total Investment Securities	767,424	1,424,834		23,147	2,215,405
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—		5,471,914	5,471,914
Total Farmer Mac Guaranteed Securities	—	—		5,471,914	5,471,914
USDA Securities:
Trading	—	—		13,515	13,515
Total USDA Securities	—	—		13,515	13,515
Financial derivatives	—	7,093		—	7,093
Total Assets at fair value	$767,424	$1,431,927		$5,508,576	$7,707,927
Liabilities:
Financial derivatives	$36	$26,563	140,449	$—	$26,599
Total Liabilities at fair value	$36	$26,563		$—	$26,599
Non-recurring:
Assets:
Loans held for investment	$—	$—		$508	$508
Total Non-recurring Assets at fair value	$—	$—		$508	$508

Assets and Liabilities Measured at Fair Value as of December 31, 2016
	Level 1	Level 2		Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—		$17,730	$17,730
Floating rate asset-backed securities	—	43,851		—	43,851
Floating rate corporate debt securities	—	10,041		—	10,041
Floating rate Government/GSE guaranteed mortgage-backed securities	—	1,361,029		—	1,361,029
Fixed rate GSE guaranteed mortgage-backed securities	—	7,625		—	7,625
Floating rate GSE subordinated debt	—	66,953		—	66,953
Fixed rate senior agency debt	—	187,133		—	187,133
Fixed rate U.S. Treasuries	821,489	—		—	821,489
Total available-for-sale	821,489	1,676,632		17,730	2,515,851
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—		4,853,685	4,853,685
Total Farmer Mac Guaranteed Securities	—	—		4,853,685	4,853,685
USDA Securities:
Trading	—	—		20,388	20,388
Total USDA Securities	—	—		20,388	20,388
Financial derivatives	—	23,182		—	23,182
Total Assets at fair value	$821,489	$1,699,814		$4,891,803	$7,413,106
Liabilities:
Financial derivatives	$155	$57,997	140,449	$—	$58,152
Total Liabilities at fair value	$155	$57,997		$—	$58,152
Non-recurring:
Assets:
Loans held for investment	$—	$—		$2,799	$2,799
REO	—	—		349	349
Total Non-recurring Assets at fair value	$—	$—		$3,148	$3,148

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which Farmer Mac has used significant unobservable inputs to determine fair value. Net transfers in and/or out of Level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no liabilities measured at fair value using significant unobservable inputs during the years ended December 31, 2017 and 2016.

Table 13.2

Level 3 Assets and Liabilities Measured at Fair Value for the Year Ended December 31, 2017
	Beginning Balance	Transfers in	Purchases	Sales	Settlements	Realized and Unrealized (Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehe- nsive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$17,730	—	$—	$—	$—	$—	$1,084	$18,814
Fixed rate GSE guaranteed mortgage-backed securities	—	7,041	—	—	(444)	—	(2,264)	4,333
Total available-for-sale	17,730	7,041	—	—	(444)	—	(1,180)	23,147
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	4,853,685	—	1,134,132	—	(526,650)	(7,625)	18,372	5,471,914
Total available-for-sale	4,853,685	—	1,134,132	—	(526,650)	(7,625)	18,372	5,471,914
USDA Securities:
Available-for-sale	—	—	155,744	(155,744)	—	—	—	—
Trading(1)	20,388	—	—	—	(6,849)	(24)	—	13,515
Total USDA Securities	20,388	—	155,744	(155,744)	(6,849)	(24)	—	13,515
Total Assets at fair value	$4,891,803	$7,041	$1,289,876	$(155,744)	$(533,943)	$(7,649)	$17,192	$5,508,576

(1)	Includes unrealized gains of $0.1 million attributable to assets still held as of December 31, 2017 that are recorded in "(Losses)/gains on trading securities."

Level 3 Assets and Liabilities Measured at Fair Value for the Year Ended December 31, 2016
	Beginning Balance	Purchases	Sales	Settlements		Realized and Unrealized Gains/(losses) included in Income	Unrealized(Losses)/Gains included in Other Comprehe-nsive Income	Transfers Out	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$44,924	$—	$(26,806)	$—		$6	$(394)	$—	$17,730
Total available-for-sale	44,924	—	(26,806)	—		6	(394)	—	17,730
Trading:
Floating rate asset-backed securities(1)	491	—	—	(2,213)		1,722	—	—	—
Total trading	491	—	—	(2,213)		1,722	—	—	—
Total Investment Securities	45,415	—	(26,806)	(2,213)		1,728	(394)	—	17,730
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	4,121,244	1,430,392	—	(706,446)	—	(20,944)	29,439	—	4,853,685
Farmer Mac Guaranteed USDA Securities(2)	31,361	4,100	—	(3,240)		—	603	(32,824)	—
Total Farmer Mac Guaranteed Securities	4,152,605	1,434,492	—	(709,686)		(20,944)	30,042	(32,824)	4,853,685
USDA Securities:
Available-for-sale	1,888,344	391,240	(97,954)	(237,262)		—	35,959	(1,980,327)	—
Trading(3)	28,975	—	—	(8,325)		(262)	—	—	20,388
Total USDA Securities	1,917,319	391,240	(97,954)	(245,587)		(262)	35,959	(1,980,327)	20,388
Total Assets at fair value	$6,115,339	$1,825,732	$(124,760)	$(957,486)		$(19,478)	$65,607	$(2,013,151)	$4,891,803

(1)	None of the unrealized gains are attributable to assets still held as of December 31, 2016 and are recorded in "(Losses)/gains on trading securities."

(2)	Includes $32.8 million of Farmer Mac Guaranteed USDA Securities and $2.0 billion of USDA Securities transferred from available-for-sale to held-to-maturity on October 1, 2016.

(3)	Includes unrealized losses of $0.3 million attributable to assets still held as of December 31, 2016 that are recorded in "(Losses)/gains on trading securities."

Level 3 Assets and Liabilities Measured at Fair Value for the Year Ended December 31, 2015
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized (Losses)/Gains included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$40,576	$—	$—	$—	$(100)	$4,448	$44,924
Total available-for-sale	40,576	—	—	—	(100)	4,448	44,924
Trading:
Floating rate asset-backed securities(1)	689	—	—	(657)	459	—	491
Total trading	689	—	—	(657)	459	—	491
Total Investment Securities	41,265	—	—	(657)	359	4,448	45,415
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	3,631,662	678,566	—	(138,687)	3,090	(53,387)	4,121,244
Farmer Mac Guaranteed USDA Securities	27,619	13,314	—	(9,482)	—	(90)	31,361
Total Farmer Mac Guaranteed Securities	3,659,281	691,880	—	(148,169)	3,090	(53,477)	4,152,605
USDA Securities:
Available-for-sale	1,731,222	363,621	—	(233,385)	—	26,886	1,888,344
Trading(2)	40,310	—	—	(12,096)	761	—	28,975
Total USDA Securities	1,771,532	363,621	—	(245,481)	761	26,886	1,917,319
Total Assets at fair value	$5,472,078	$1,055,501	$—	$(394,307)	$4,210	$(22,143)	$6,115,339

(1)	Unrealized gains are attributable to assets still held as of December 31, 2015 and are recorded in "(Losses)/gains on trading securities"

(2)	Includes unrealized gains of $0.9 million attributable to assets still held as of December 31, 2015 that are recorded in "(Losses)/gains on trading securities."

The following tables present additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in level 3 of the fair value hierarchy as of December 31, 2017 and 2016.

Table 13.3

	As of December 31, 2017
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$18,814	Indicative bids	Range of broker quotes	95.5% - 95.5% (95.5%)
Fixed rate GSE guaranteed mortgage-backed securities	$4,333	Discounted cash flow	Discount rate	2.9%
			CPR	0%
Farmer Mac Guaranteed Securities:
AgVantage	$5,471,914	Discounted cash flow	Discount rate	2.1% - 3.4% (2.4%)

USDA Securities	$13,515	Discounted cash flow	Discount rate	3.6% - 5.4% (5.0%)
			CPR	7% - 19% (17%)

	As of December 31, 2016
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$17,730	Indicative bids	Range of broker quotes	90.0% - 90.0% (90.0%)
Farmer Mac Guaranteed Securities:
AgVantage	$4,853,685	Discounted cash flow	Discount rate	1.5% - 3.3% (1.9%)

USDA Securities	$20,388	Discounted cash flow	Discount rate	4.0% - 5.3% (5.0%)
			CPR	13% - 18% (17%)

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

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities, and guarantees and commitments as of December 31, 2017 and 2016:

Table 13.4

	As of December 31, 2017		As of December 31, 2016
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$302,022	$302,022	$265,229	$265,229
Investment securities	2,260,969	2,260,437	2,515,851	2,515,851
Farmer Mac Guaranteed Securities	7,588,806	7,598,188	6,006,694	6,002,916
USDA Securities	2,076,396	2,131,365	1,934,023	2,029,613
Loans	5,279,225	5,266,786	4,481,019	4,507,435
Financial derivatives	7,093	7,093	23,182	23,182
Guarantee and commitment fees receivable:
LTSPCs	33,871	35,718	34,720	32,656
Farmer Mac Guaranteed Securities	4,323	4,177	6,197	6,215
Financial liabilities:
Notes payable:
Due within one year	8,079,309	8,089,826	8,439,515	8,440,123
Due after one year	7,445,545	7,432,790	5,260,497	5,222,977
Debt securities of consolidated trusts held by third parties	1,386,652	1,404,945	1,107,513	1,142,704
Financial derivatives	26,599	26,599	58,152	58,152
Guarantee and commitment obligations:
LTSPCs	32,976	34,824	33,860	31,796
Farmer Mac Guaranteed Securities	3,722	3,576	5,467	5,486

The carrying value of cash and cash equivalents is a reasonable estimate of their approximate fair value and is classified as Level 1. Investment securities primarily are valued based on unadjusted quoted prices in active markets and are classified as Level 2. Farmer Mac internally models the fair value of its loan portfolio, including loans held for investment and loans held for investment in consolidated trusts, Farmer Mac Guaranteed Securities, and USDA Securities by discounting the projected cash flows of these instruments at projected interest rates. The fair values are based on the present value of expected cash flows using management's best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved. These fair value measurements do not take into consideration the fair value of the underlying property and are classified as Level 3. Financial derivatives primarily are valued using unadjusted counterparty valuations and are classified as Level 2. The fair value of the guarantee fees receivable/obligation and debt securities of consolidated trusts are estimated based on the present value of expected future cash flows of the underlying mortgage assets using management's best estimate of certain key assumptions, which include prepayments speeds, forward yield curves, and discount rates commensurate with the risks involved and are classified as Level 3. Notes payable are valued by discounting the expected cash flows of these instruments using a yield curve derived from market prices observed for similar agency securities and are also classified as Level 3. Because the cash flows of Farmer Mac's financial instruments may be interest rate path dependent, estimated fair values and projected discount rates for Level 3 financial instruments are derived using a Monte Carlo simulation model. Different market assumptions and estimation methodologies could significantly affect estimated fair value amounts.

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

The financial information presented below reflects the accounts of Farmer Mac and its subsidiaries on a consolidated basis.  Accordingly, the core earnings for Farmer Mac's reportable operating segments will differ from the stand-alone financial statements of Farmer Mac's subsidiaries.  These differences will be due to various factors, including the exclusion of unrealized gains and losses related to fair value changes of trading assets and financial derivatives, as well as the allocation of certain expenses such as dividends and interest expense related to the issuance of capital and the issuance of indebtedness managed at the corporate level.  The allocation of general and administrative expenses that are not directly attributable to an operating segment may also result in differences.

The following tables present core earnings for Farmer Mac's operating segments and a reconciliation to consolidated net income for the years ended December 31, 2017, 2016 and 2015:

Table 14.1

Core Earnings by Business Segment
For the Year Ended December 31, 2017
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$54,290	$21,106	$11,598	$59,842	$10,811	$—		$157,647
Less: reconciling adjustments(1)(2)(3)(4)	(8,922)	(2,287)	(539)	(3,505)	(1,091)	16,344		—
Net effective spread	45,368	18,819	11,059	56,337	9,720	16,344		—
Guarantee and commitment fees(2)	17,175	456	1,914	805	—	(6,236)		14,114
Other income/(expense)(3)(5)	2,449	43	20	—	171	715		3,398
Non-interest income/(loss)	19,624	499	1,934	805	171	(5,521)		17,512

Provision for loan losses	(1,708)	—	—	—	—	—		(1,708)

Provision for reserve for losses	(50)	—	—	—	—	—		(50)
Other non-interest expense	(16,554)	(4,384)	(2,430)	(6,439)	(12,908)	—		(42,715)
Non-interest expense(6)	(16,604)	(4,384)	(2,430)	(6,439)	(12,908)	—		(42,765)
Core earnings before income taxes	46,680	14,934	10,563	50,703	(3,017)	10,823	(7)	130,686
Income tax (expense)/benefit	(16,338)	(5,227)	(3,696)	(17,746)	1,792	(5,154)	(8)	(46,369)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest	30,342	9,707	6,867	32,957	(1,225)	5,669	(7)	84,317
Preferred stock dividends	—	—	—	—	(13,182)	—		(13,182)
Non-controlling interest	—	—	—	—	165	—		165
Segment core earnings/(losses)	$30,342	$9,707	$6,867	$32,957	$(14,242)	$5,669	(7)	$71,300

Total assets at carrying value	$4,274,693	$2,195,189	$1,088,986	$7,627,749	$2,605,657	$—		$17,792,274
Total on- and off-balance sheet program assets at principal balance	$6,867,586	$2,352,214	$1,882,633	$7,904,878	$—	$—		$19,007,311

(1)	Excludes the amortization of premiums and discounts on assets consolidated at fair value, originally included in interest income, to reflect core earnings amounts.

(2)
Includes the reclassification of interest income and interest expense from consolidated trusts owned by third parties to guarantee and commitment fees, to reflect management's view that the net interest income Farmer Mac earns is effectively a guarantee fee.

(3)
Includes the reclassification of interest expense related to interest rate swaps not designated as hedges, which are included in "Gains on financial derivatives and hedging activities" on the consolidated financial statements, to determine the effective funding cost for each operating segment.

(4)
Effective in fourth quarter 2017, Farmer Mac revised its methodology for calculating net effective spread, a component of core earnings, to also include the net effects of gains/(losses) due to terminations or net settlements on financial derivatives and hedging activities. All prior period information has been recast to reflect the revised methodology. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Measures—Net Effective Spread."

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

(8)
Includes the non-recurring, non-cash charge to income tax expense resulting from the re-measurement of the net deferred tax asset at a reduced corporate federal income tax rate due to the enactment of new tax legislation on December 22, 2017. See "Notes to Consolidated Financial Statements—Income Taxes."

Core Earnings by Business Segment
For the Year Ended December 31, 2016
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$47,219	$21,865	$11,739	$48,756	$10,695	$—		$140,274
Less: reconciling adjustments(1)(2)(3)(4)	(7,729)	(3,210)	(1,771)	(3,184)	(1,308)	17,202		—
Net effective spread	39,490	18,655	9,968	45,572	9,387	17,202		—
Guarantee and commitment fees(2)	15,542	101	1,694	1,833	—	(4,302)		14,868
Other income/(expense)(3)(5)	539	222	2	—	1,322	3,515		5,600
Non-interest income/(loss)	16,081	323	1,696	1,833	1,322	(787)		20,468

Provision for loan losses	(1,065)	—	—	—	—	—		(1,065)

Provision for reserve for losses	63	—	—	—	—	—		63
Other non-interest expense	(16,206)	(4,200)	(2,856)	(3,786)	(13,335)	—		(40,383)
Non-interest expense(6)	(16,143)	(4,200)	(2,856)	(3,786)	(13,335)	—		(40,320)
Core earnings before income taxes	38,363	14,778	8,808	43,619	(2,626)	16,415	(7)	119,357
Income tax (expense)/benefit	(13,428)	(5,173)	(3,083)	(15,265)	636	(5,744)		(42,057)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest	24,935	9,605	5,725	28,354	(1,990)	10,671	(7)	77,300
Preferred stock dividends	—	—	—	—	(13,182)	—		(13,182)
Non-controlling interest	—	—	—	—	34	—		34
Segment core earnings/(losses)	$24,935	$9,605	$5,725	$28,354	$(15,138)	$10,671	(7)	$64,152

Total assets at carrying value	$3,582,098	$2,096,503	$1,012,014	$6,008,574	$2,906,831	$—		$15,606,020
Total on- and off-balance sheet program assets at principal balance	6,139,304	2,094,375	1,878,110	7,287,686	—	—		$17,399,475

(1)	Excludes the amortization of premiums and discounts on assets consolidated at fair value, originally included in interest income, to reflect core earnings amounts.

(2)
Includes the reclassification of interest income and interest expense from consolidated trusts owned by third parties to guarantee and commitment fees, to reflect management's view that the net interest income Farmer Mac earns is effectively a guarantee fee.

(3)
Includes the reclassification of interest expense related to interest rate swaps not designated as hedges, which are included in "Gains on financial derivatives and hedging activities" on the consolidated financial statements, to determine the effective funding cost for each operating segment.

(4)
Effective in fourth quarter 2017, Farmer Mac revised its methodology for calculating net effective spread, a component of core earnings, to also include the net effects of gains/(losses) due to terminations or net settlements on financial derivatives and hedging activities. All prior period information has been recast to reflect the revised methodology. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Measures—Net Effective Spread."

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

Core Earnings by Business Segment
For the Year Ended December 31, 2015
	Farm & Ranch	USDA Guarantees		Rural Utilities		Institutional Credit		Corporate		Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$43,271	$17,750		$11,728		$44,971		$8,087		$—		$125,807
Less: reconciling adjustments(1)(2)(3)(4)	(5,308)	(638)		(723)		(1,512)		(198)		8,379		—
Net effective spread	37,963	17,112		11,005		43,459		7,889		8,379		—
Guarantee and commitment fees(2)	15,076	17		397		1,665		—		(3,078)		14,077
Other income/(expense)(3)(5)	1,039	100		25		—		74		4,826		6,064
Non-interest income/(loss)	16,115	117		422		1,665		74		1,748		20,141

Provision for loan losses	(2,388)	—		—		—		—		—		(2,388)

Release of reserve for losses	2,180	—		—		—		—		—		2,180
Other non-interest expense	(16,876)	(3,449)		(3,364)		(2,109)		(11,864)		—		(37,662)
Non-interest expense(6)	(14,696)	(3,449)		(3,364)		(2,109)		(11,864)		—		(35,482)
Core earnings before income taxes	36,994	13,780		8,063		43,015		(3,901)		10,127	(7)	108,078
Income tax (expense)/benefit	(12,956)	(4,826)		(2,828)		(15,038)		3,053		(1,644)		(34,239)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest	24,038	8,954		5,235		27,977		(848)		8,483	(7)	73,839
Preferred stock dividends	—	—		—		—		(13,182)		—		(13,182)
Non-controlling interest	—	—		—		—		(5,139)		—		(5,139)
Loss on retirement of preferred stock	—	—		—		—		—		(8,147)		(8,147)
Segment core earnings/(losses)	$24,038	$8,954	$—	$5,235	$—	$27,977	$—	$(19,169)	$—	$336	(7)	$47,371

Total assets at carrying value	$3,041,386	$1,977,609		$1,019,279		$5,420,195		$4,081,885		$—		$15,540,354
Total on- and off-balance sheet program assets at principal balance	$5,725,299	$1,918,277		$1,530,990		$6,724,254				$—		$15,898,820

(1)	Excludes the amortization of premiums and discounts on assets consolidated at fair value, originally included in interest income, to reflect core earnings amounts.

(2)
Includes the reclassification of interest income and interest expense from consolidated trusts owned by third parties to guarantee and commitment fees, to reflect management's view that the net interest income Farmer Mac earns is effectively a guarantee fee.

(3)
Includes the reclassification of interest expense related to interest rate swaps not designated as hedges, which are included in "Gains on financial derivatives and hedging activities" on the consolidated financial statements, to determine the effective funding cost for each operating segment.

(4)
Effective in fourth quarter 2017, Farmer Mac revised its methodology for calculating net effective spread, a component of core earnings, to also include the net effects of gains/(losses) due to terminations or net settlements on financial derivatives and hedging activities. All prior period information has been recast to reflect the revised methodology. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Measures—Net Effective Spread."

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

15.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Table 15.1

	2017 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(in thousands, except per share amounts)
Interest income:
Interest income	$111,371	$104,497	$98,047	$86,617
Interest expense	70,088	64,935	58,316	49,546
Net interest income	41,283	39,562	39,731	37,071
Provision for loan losses	(474)	(270)	(327)	(637)
Net interest income after provision for loan losses	40,809	39,292	39,404	36,434
Non-interest income:
Guarantee and commitment fees	3,484	3,314	3,472	3,844
(Losses)/gains on financial derivatives and hedging activities	(1,777)	661	(617)	2,486
Gains/(losses) on trading assets	60	—	(2)	(82)
Gains on sale of available-for-sale investment securities	—	89	—	—
Gains/(losses) on sale of real estate owned	964	32	757	(5)
Other (loss)/income	(58)	203	134	553
Non-interest income	2,673	4,299	3,744	6,796
Non-interest expense	10,210	10,616	11,390	10,549
Income before income taxes	33,272	32,975	31,758	32,681
Income tax expense	13,266	11,193	11,124	10,786
Net income	20,006	21,782	20,634	21,895
Less: Net loss attributable to non-controlling interest	—	—	150	15
Net income attributable to Farmer Mac	20,006	21,782	20,784	21,910
Preferred stock dividends	(3,296)	(3,295)	(3,296)	(3,295)
Net income attributable to common stockholders	$16,710	$18,487	$17,488	$18,615

Earnings per common share:
Basic earnings per common share	$1.57	$1.74	$1.65	$1.76
Diluted earnings per common share	$1.55	$1.71	$1.62	$1.73

	2016 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(in thousands, except per share amounts)
Interest income:
Interest income	$81,241	$79,532	$77,236	$73,891
Interest expense	44,528	43,969	42,878	40,251
Net interest income	36,713	35,563	34,358	33,640
Provision for loan losses	(461)	(191)	(364)	(49)
Net interest income after provision for loan losses	36,252	35,372	33,994	33,591
Non-interest income/(loss):
Guarantee and commitment fees	3,789	3,798	3,655	3,626
Gains/(losses) on financial derivatives and hedging activities	15,390	(1,601)	(4,696)	(6,782)
(Losses)/gains on trading assets	(474)	1,182	394	358
Losses on sale of available-for-sale investment securities	—	—	—	(9)
Gains on sale of real estate owned	—	15	—	—
Other income	602	707	413	101
Non-interest income/(loss)	19,307	4,101	(234)	(2,706)
Non-interest expense	10,977	9,303	10,074	9,966
Income before income taxes	44,582	30,170	23,686	20,919
Income tax expense	15,793	10,529	8,400	7,335
Net income	28,789	19,641	15,286	13,584
Less: Net income)/loss attributable to non-controlling interest	(28)	18	16	28
Net income attributable to Farmer Mac	28,761	19,659	15,302	13,612
Preferred stock dividends	(3,296)	(3,295)	(3,296)	(3,295)
Net income attributable to common stockholders	$25,465	$16,364	$12,006	$10,317

Earnings per common share:
Basic earnings per common share	$2.42	$1.56	$1.15	$0.99
Diluted earnings per common share	$2.38	$1.54	$1.13	$0.94

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this Annual Report on Form 10-K, is recorded, processed, summarized, and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Farmer Mac's management on a timely basis to allow decisions regarding required disclosure. Management, including Farmer Mac's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Farmer Mac's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2017.

Farmer Mac carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Farmer Mac's disclosure controls and procedures were effective as of December 31, 2017.

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

Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

Item 9B.    Other Information

(a) None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 2, 2018.

Item 11.    Executive Compensation

The information required by this Item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 2, 2018.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 2, 2018.

Item 13.Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 2, 2018.

Item 14.    Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 2, 2018.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements.

Refer to Item 8 above.

(2)           Financial Statement Schedules.

There are no schedules because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

*	3.1	—	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Food, Conservation and Energy Act of 2008 (Previously filed as Exhibit to Form 10-Q filed August 12, 2008).
*	3.2	—	Amended and Restated By-Laws of the Registrant (Previously filed as Exhibit 3.1 to Form 8-K filed August 9, 2017).
*	4.1	—	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Previously filed as Exhibit 4.1 to Form 10-Q filed May 15, 2003).
*	4.2	—	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Previously filed as Exhibit 4.2 to Form 10-Q filed May 15, 2003).
*	4.3	—	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Previously filed as Exhibit 4.3 to Form 10-Q filed May 15, 2003).
*	4.4	—	Specimen Certificate for 5.875% Non-Cumulative Preferred Stock, Series A (Previously filed as Exhibit 4.4.1 to Form 10-Q filed May 9, 2013).
*	4.4.1	—	Certificate of Designation of Terms and Conditions of 5.875% Non-Cumulative Preferred Stock, Series A (Previously filed as Exhibit 4.1 to Form 8-A filed January 17, 2013).
*	4.5	—	Specimen Certificate for 6.875% Non-Cumulative Preferred Stock, Series B (Previously filed as Exhibit 4.5 to Form 10-Q filed May 12, 2014).
*	4.5.1	—	Certificate of Designation of Terms and Conditions of 6.875% Non-Cumulative Preferred Stock, Series B (Previously filed as Exhibit 4.1 to Form 8-A filed March 25, 2014).
*	4.6	—	Specimen Certificate for 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.6 to Form 10-Q filed August 11, 2014).
*	4.6.1	—	Certificate of Designation of Terms and Conditions of 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.1 to Form 8-A filed June 20, 2014).
†*	10.1	—	Amended and Restated 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.1 to Form 10-Q filed May 10, 2017).
†*	10.1.1	—	Form of SARs Award Agreement under the 2008 Omnibus Incentive Plan for grants made prior to April 1, 2012 (Previously filed as Exhibit 10 to Form 8-K filed June 11, 2008).
†*	10.1.2	—	Form of SARs Award Agreement under the 2008 Omnibus Incentive Plan for grants made from April 1, 2012 to March 31, 2013 (Previously filed as Exhibit 10.1 to Form 8-K filed April 6, 2012).
†*	10.1.3	—	Form of SARs Award Agreement under the 2008 Omnibus Incentive Plan for grants made from April 1, 2013 to March 31, 2015 (Previously filed as Exhibit 10.1 to Form 8-K filed April 5, 2013).
†*	10.1.4	—	Form of SARs Award Agreement under the 2008 Omnibus Incentive Plan for grants made on or after April 1, 2015 (Previously filed as Exhibit 10.1 to Form 8-K filed on April 3, 2015).
†*	10.1.5	—	Form of Restricted Stock Agreement (Officers) under the 2008 Omnibus Incentive Plan for grants made prior to April 1, 2012 (Previously filed as Exhibit 10.1 to Form 8-K filed June 10, 2009).
†*	10.1.6	—
Form of Restricted Stock Agreement (Officers) under the 2008 Omnibus Incentive Plan for grants made from April 1, 2012 to March 31, 2013 (Previously filed as Exhibit 10.2 to Form 8-K filed April 6, 2012).

†*	10.1.7	—	Form of Restricted Stock Agreement (Directors) under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.3 to Form 8-K filed April 6, 2012).
†*	10.1.8	—	Form of Time-Based Restricted Stock Award Agreement for grants made to non-directors from April 1, 2013 to March 31, 2015 (Previously filed as Exhibit 10.2 to Form 8-K filed April 5, 2013).

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
†	Management contract or compensatory plan.

†*	10.1.9	—	Form of Time-Based Restricted Stock Award Agreement for grants made to non-directors on or after April 1, 2015 (Previously filed as Exhibit 10.3 to Form 8-K filed on April 3, 2015).
†*	10.1.10	—	Form of Performance-Based Restricted Stock Award Agreement for grants made to non-directors from April 1, 2013 to March 31, 2015 (Previously filed as Exhibit 10.2 to Form 8-K filed April 5, 2013).
†*	10.1.11	—	Form of Performance-Based Restricted Stock Award Agreement for grants made to non-directors on or after April 1, 2015 (Previously filed as Exhibit 10.2 to Form 8-K filed on April 3, 2015).
†*	10.2	—	Federal Agricultural Mortgage Corporation Amended and Restated Executive Officer Severance Plan (Previously filed as Exhibit 10.1 to Form 8-K filed November 3, 2016).
†*	10.3	—
Form of Participation Agreement to the Federal Agricultural Mortgage Corporation Amended and Restated Executive Officer Severance Plan (Previously filed as Exhibit 10.2 to Form 8-K filed November 3, 2016).

†*	10.4	—	Nonqualified Deferred Compensation Plan (effective May 1, 2017) (Previously filed as Exhibit 10.2 to Form 10-Q filed May 10, 2017)
†*	10.5	—	Adoption Agreement of the Nonqualified Deferred Compensation Plan (effective May 1, 2017) (Previously filed as Exhibit 10.3 to Form 10-Q filed May 10, 2017)
†*	10.6	—	Form of Indemnification Agreement for Directors (Previously filed as Exhibit 10.1 to Form 8-K filed April 9, 2008).
†**	10.7	—	Description of compensation agreement between the Registrant and its directors, effective January 1, 2018.
*#	10.8	—
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

*	10.17	—
Amendment No. 1 to Amended and Restated Master Sale and Servicing Agreement between National Rural Utilities Cooperative Finance Corporation and the Registrant, dated as of November 28, 2016 (Previously filed as Exhibit 10.17 to Form 10-K filed March 9, 2017).

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
Certification of Registrant's principal executive officer relating to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Registrant's principal executive officer and principal financial officer relating to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Lowell L. Junkins		March 8, 2018
By:	Lowell L. Junkins	Date
Acting President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lowell L. Junkins	Chairman of the Board and Director	March 8, 2018
Lowell L. Junkins

/s/ Lowell L. Junkins	Acting President and Chief Executive	March 8, 2018
Lowell L. Junkins	Officer
(Principal Executive Officer)

/s/ R. Dale Lynch	Executive Vice President – Chief Financial	March 8, 2018
R. Dale Lynch	Officer and Treasurer (Principal Financial Officer)

/s/ Gregory N. Ramsey	Controller	March 8, 2018
Gregory N. Ramsey	(Principal Accounting Officer)

Name	Title	Date

/s/ Dennis L. Brack	Director	March 8, 2018
Dennis L. Brack

/s/ Chester J. Culver	Director	March 8, 2018
Chester J. Culver

/s/ Richard H. Davidson	Director	March 8, 2018
Richard H. Davidson

/s/ James R. Engebretsen	Director	March 8, 2018
James R. Engebretsen

/s/ Dennis A. Everson	Director	March 8, 2018
Dennis A. Everson

/s/ Sara L. Faivre	Director	March 8, 2018
Sara L. Faivre

/s/ Douglas A. Felton	Director	March 8, 2018
Douglas A. Felton

/s/ Douglas L. Flory	Director	March 8, 2018
Douglas L. Flory

/s/ Thomas W. Hill	Director	March 8, 2018
Thomas W. Hill

/s/ Mitchell A. Johnson	Director	March 8, 2018
Mitchell A. Johnson

/s/ Clark B. Maxwell	Director	March 8, 2018
Clark B. Maxwell

/s/ Bruce J. Sherrick	Director	March 8, 2018
Bruce J. Sherrick

/s/ Myles J. Watts	Director	March 8, 2018
Myles J. Watts

/s/ Douglas E. Wilhelm	Director	March 8, 2018
Douglas E. Wilhelm