Form 10-Q
period 2018-03-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2018-05-10
CIK 845877

As filed with the Securities and Exchange Commission on May 10, 2018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
Commission File Number 001-14951
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
Yes        ☐                                No           ☒
As of May 1, 2018, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock, and 9,120,776 shares of Class C non-voting common stock.

PART I

Item 1.	Financial Statements

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of
	March 31, 2018	December 31, 2017
	(in thousands)
Assets:
Cash and cash equivalents	$493,258	$302,022
Investment securities:
Available-for-sale, at fair value	2,193,352	2,215,405
Held-to-maturity, at amortized cost	45,032	45,032
Total Investment Securities	2,238,384	2,260,437
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value	5,839,387	5,471,914
Held-to-maturity, at amortized cost	2,182,043	2,126,274
Total Farmer Mac Guaranteed Securities	8,021,430	7,598,188
USDA Securities:
Trading, at fair value	11,558	13,515
Held-to-maturity, at amortized cost	2,127,769	2,117,850
Total USDA Securities	2,139,327	2,131,365
Loans:
Loans held for investment, at amortized cost	3,866,844	3,873,755
Loans held for investment in consolidated trusts, at amortized cost	1,441,718	1,399,827
Allowance for loan losses	(6,365)	(6,796)
Total loans, net of allowance	5,302,197	5,266,786
Real estate owned, at lower of cost or fair value	123	139
Financial derivatives, at fair value	5,142	7,093
Interest receivable (includes $10,179 and $17,373, respectively, related to consolidated trusts)	114,070	155,278
Guarantee and commitment fees receivable	39,997	39,895
Deferred tax asset, net	—	2,048
Prepaid expenses and other assets	43,308	29,023
Total Assets	$18,397,236	$17,792,274

Liabilities and Equity:
Liabilities:
Notes payable:
Due within one year	$7,896,359	$8,089,826
Due after one year	8,127,594	7,432,790
Total notes payable	16,023,953	15,522,616
Debt securities of consolidated trusts held by third parties	1,463,653	1,404,945
Financial derivatives, at fair value	22,570	26,599
Accrued interest payable (includes $8,533 and $14,631, respectively, related to consolidated trusts)	71,348	75,402
Guarantee and commitment obligation	38,487	38,400
Accounts payable and accrued expenses	25,641	14,096
Deferred tax liability, net	4,227	—
Reserve for losses	2,091	2,070
Total Liabilities	17,651,970	17,084,128
Commitments and Contingencies (Note 6)
Equity:
Preferred stock:
Series A, par value $25 per share, 2,400,000 shares authorized, issued and outstanding	58,333	58,333
Series B, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,044	73,044
Series C, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,382	73,382
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,119,416 shares and 9,087,670 shares outstanding, respectively	9,119	9,088
Additional paid-in capital	118,208	118,979
Accumulated other comprehensive income, net of tax	72,111	51,085
Retained earnings	339,538	322,704
Total Equity	745,266	708,146
Total Liabilities and Equity	$18,397,236	$17,792,274
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$11,463	$7,243
Farmer Mac Guaranteed Securities and USDA Securities	62,430	42,522
Loans	45,653	36,852
Total interest income	119,546	86,617
Total interest expense	76,317	49,546
Net interest income	43,229	37,071
Release of/(provision for) loan losses	431	(637)
Net interest income after release of (provision for) loan losses	43,660	36,434
Non-interest income:
Guarantee and commitment fees	3,499	3,844
(Losses)/gains on financial derivatives and hedging activities	(3,850)	2,486
Gains/(losses) on trading securities	16	(82)
Losses on sale of real estate owned	—	(5)
Other income	574	553
Non-interest income	239	6,796
Non-interest expense:
Compensation and employee benefits	6,654	6,317
General and administrative	4,326	3,800
Regulatory fees	625	625
Real estate owned operating costs, net	16	—
Provision for/(release of) reserve for losses	21	(193)
Non-interest expense	11,642	10,549
Income before income taxes	32,257	32,681
Income tax expense	6,438	10,786
Net income	25,819	21,895
Less: Net loss attributable to non-controlling interest	—	15
Net income attributable to Farmer Mac	25,819	21,910
Preferred stock dividends	(3,295)	(3,295)
Net income attributable to common stockholders	$22,524	$18,615

Earnings per common share and dividends:
Basic earnings per common share	$2.12	$1.76
Diluted earnings per common share	$2.10	$1.73
Common stock dividends per common share	$0.58	$0.36
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands)
Net income	$25,819	$21,895
Other comprehensive income before taxes:
Net unrealized gains on available-for-sale securities	21,228	14,838
Net changes in held-to-maturity securities	(1,310)	(3,487)
Net unrealized gains on cash flow hedges	6,663	629
Other comprehensive income before tax	26,581	11,980
Income tax expense related to other comprehensive income	(5,582)	(4,194)
Other comprehensive income net of tax	20,999	7,786
Comprehensive income	46,818	29,681
Less: comprehensive loss attributable to non-controlling interest	—	15
Comprehensive income attributable to Farmer Mac	$46,818	$29,696
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Interest	Equity
	(in thousands)
Balance as of December 31, 2016	8,400	$204,759	10,539	$10,539	$118,655	$33,758	$275,714	$222	$643,647
Net income/(loss):
Attributable to Farmer Mac	—	—	—	—	—	—	21,910	—	21,910
Attributable to non-controlling interest	—	—	—	—	—	—	—	(15)	(15)
Other comprehensive income, net of tax	—	—	—	—	—	7,786	—	—	7,786
Cash dividends:
Preferred stock	—	—	—	—	—	—	(3,295)	—	(3,295)
Common stock	—	—	—	—	—	—	(3,799)	—	(3,799)
Issuance of Class C Common Stock	—	—	57	57	144	—	—	—	201
Stock-based compensation cost	—	—	—	—	981	—	—	—	981
Other stock-based award activity	—	—	—	—	(1,394)	—	—	—	(1,394)
Balance as of March 31, 2017	8,400	$204,759	10,596	$10,596	$118,386	$41,544	$290,530	$207	$666,022

Balance as of December 31, 2017	8,400	$204,759	10,619	$10,619	$118,979	$51,085	$322,704	$—	$708,146
Cumulative effect from change in hedge accounting	—	—	—	—	—	27	471	—	498
Balance as of January 1, 2018	8,400	$204,759	10,619	$10,619	$118,979	$51,112	$323,175	$—	$708,644
Net income:
Attributable to Farmer Mac	—	—	—	—	—	—	25,819	—	25,819
Other comprehensive income, net of tax	—	—	—	—	—	20,999	—	—	20,999
Cash dividends:
Preferred stock	—	—	—	—	—	—	(3,295)	—	(3,295)
Common stock	—	—	—	—	—	—	(6,161)	—	(6,161)
Issuance of Class C Common Stock	—	—	31	31	3	—	—	—	34
Stock-based compensation cost	—	—	—	—	664	—	—	—	664
Other stock-based award activity	—	—	—	—	(1,438)	—	—	—	(1,438)
Balance as of March 31, 2018	8,400	$204,759	10,650	$10,650	$118,208	$72,111	$339,538	$—	$745,266
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands)
Cash flows from operating activities:
Net income	$25,819	$21,895
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums, and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Securities	309	181
Amortization of debt premiums, discounts and issuance costs	6,008	5,656
Net change in fair value of trading securities, hedged assets, and financial derivatives	19,174	525
(Gains)/losses on sale of real estate owned	—	5
Total provision for losses	(410)	444
Excess tax benefits related to stock-based awards	440	679
Deferred income taxes	(161)	1,419
Stock-based compensation expense	664	981
Proceeds from repayment of loans purchased as held for sale	34,699	25,928
Net change in:
Interest receivable	41,219	37,292
Guarantee and commitment fees receivable	(15)	(357)
Other assets	(11,973)	2,236
Accrued interest payable	(4,054)	(2,855)
Other liabilities	6,111	8,605
Net cash provided by operating activities	117,830	102,634
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(242,677)	(66,561)
Purchases of Farmer Mac Guaranteed Securities and USDA Securities	(931,199)	(692,245)
Purchases of loans held for investment	(267,756)	(341,702)
Purchases of defaulted loans	(721)	(311)
Proceeds from repayment of available-for-sale investment securities	263,621	183,749
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Securities	472,235	338,063
Proceeds from repayment of loans purchased as held for investment	191,298	182,790
Proceeds from sale of Farmer Mac Guaranteed Securities	131,202	149,607
Proceeds from sale of real estate owned	—	697
Net cash used by investing activities	(383,997)	(245,913)
Cash flows from financing activities:
Proceeds from issuance of discount notes	10,587,657	13,618,574
Proceeds from issuance of medium-term notes	2,060,844	2,251,535
Payments to redeem discount notes	(10,941,104)	(14,766,905)
Payments to redeem medium-term notes	(1,200,936)	(856,300)
Payments to third parties on debt securities of consolidated trusts	(38,197)	(46,926)
Proceeds from common stock issuance	3	148
Tax payments related to share-based awards	(1,407)	(1,341)
Dividends paid on common and preferred stock	(9,457)	(7,094)
Net cash provided/(used) by financing activities	457,403	191,691
Net increase in cash and cash equivalents	191,236	48,412
Cash and cash equivalents at beginning of period	302,022	265,229
Cash and cash equivalents at end of period	$493,258	$313,641
  The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim unaudited consolidated financial statements of the Federal Agricultural Mortgage Corporation ("Farmer Mac") and subsidiaries have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Farmer Mac and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted as permitted by SEC rules and regulations. The December 31, 2017 consolidated balance sheet presented in this report has been derived from Farmer Mac's audited 2017 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2017 consolidated financial statements of Farmer Mac and subsidiaries included in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 8, 2018. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year. Presented below are Farmer Mac's significant accounting policies that contain updated information for the three months ended March 31, 2018.

Principles of Consolidation

The consolidated financial statements include the accounts of Farmer Mac and its two subsidiaries during the year: (1) Farmer Mac Mortgage Securities Corporation ("FMMSC"), whose principal activities are to facilitate the purchase and issuance of Farmer Mac Guaranteed Securities; and (2) Farmer Mac II LLC, whose principal activity is the operation of substantially all of the business related to the USDA Guarantees line of business – primarily the acquisition of USDA Securities. The consolidated financial statements also include the accounts of VIEs in which Farmer Mac determined itself to be the primary beneficiary. The accounts of Contour Valuation Services, LLC (which began doing business as AgVisory during first quarter 2016) ("AgVisory"), Farmer Mac's former majority-owned subsidiary, are also included through March 31, 2017. Farmer Mac redeemed its ownership interest in AgVisory on May 1, 2017.

The following tables present, by line of business, details about the consolidation of VIEs:

Table 1.1

	Consolidation of Variable Interest Entities
	As of March 31, 2018
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost	$1,441,718	$—	$—	$—	$—	$1,441,718
Debt securities of consolidated trusts held by third parties (1)	1,463,653	—	—	—	—	1,463,653
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value (2)	—	29,900	—	—	—	29,900
Maximum exposure to loss (3)	—	29,596	—	—	—	29,596
Investment securities:
Carrying value (4)	—	—	—	—	837,840	837,840
Maximum exposure to loss (3) (4)	—	—	—	—	835,202	835,202
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (3) (5)	314,497	284,435	—	—	—	598,932

(1)	Includes borrower remittances of $21.9 million. The borrower remittances had not been passed through to third party investors as of March 31, 2018.

(2)	Includes $0.3 million of unamortized premiums and discounts and fair value adjustments related to the USDA Guarantees line of business.

(3)	Farmer Mac uses unpaid principal balance and outstanding face amount of investment securities to represent maximum exposure to loss.

(4)	Includes auction-rate certificates, asset-backed securities, and government-sponsored enterprise ("GSE")-guaranteed mortgage-backed securities.

(5)	The amount under the Farm & Ranch line of business relates to unconsolidated trusts where Farmer Mac determined it was not the primary beneficiary due to shared power with an unrelated party.

	Consolidation of Variable Interest Entities
	As of December 31, 2017
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost	$1,399,827	$—	$—	$—	$—	$1,399,827
Debt securities of consolidated trusts held by third parties (1)	1,404,945	—	—	—	—	1,404,945
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value (2)	—	30,300	—	—	—	30,300
Maximum exposure to loss (3)	—	29,980	—	—	—	29,980
Investment securities:
Carrying value (4)	—	—	—	—	783,964	783,964
Maximum exposure to loss (3) (4)	—	—	—	—	783,916	783,916
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (3) (5)	333,511	254,217	—	—	—	587,728

(1)	Includes borrower remittances of $5.1 million, which have not been passed through to third party investors as of December 31, 2017.

(2)	Includes $0.3 million of unamortized premiums and discounts and fair value adjustments related to the USDA Guarantees line of business.

(3)	Farmer Mac uses unpaid principal balance and the outstanding face amount of investment securities to represent maximum exposure to loss.

(4)	Includes auction-rate certificates, asset-backed securities, and GSE-guaranteed mortgage-backed securities.

(5)	The amount under the Farm & Ranch line of business relates to unconsolidated trusts where Farmer Mac determined it was not the primary beneficiary due to shared power with an unrelated party.

(a)	Statements of Cash Flows

The following table sets forth information regarding certain cash and non-cash transactions for the three months ended March 31, 2018 and 2017:

Table 1.2

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands)
Non-cash activity:
Real estate owned acquired through loan liquidation	—	4,630
Loans acquired and securitized as Farmer Mac Guaranteed Securities	131,202	149,607
Consolidation of Farm & Ranch Guaranteed Securities from off-balance sheet to loans held for investment in consolidated trusts and to debt securities of consolidated trusts held by third parties	96,909	117,018
Purchases of securities - traded not yet settled	5,640	—

(b)	Earnings Per Common Share

Basic earnings per common share ("EPS") is based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per common share is based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive common stock options, stock appreciation rights ("SARs"), and non-vested restricted stock awards.  The following schedule reconciles basic and diluted EPS for the three months ended March 31, 2018 and 2017:

Table 1.3

	For the Three Months Ended
	March 31, 2018			March 31, 2017
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$22,524	10,622	$2.12	$18,615	10,551	$1.76
Effect of dilutive securities(1)
Stock options, SARs and restricted stock	—	119	(0.02)	—	231	(0.03)
Diluted EPS	$22,524	10,741	$2.10	$18,615	10,782	$1.73

(1)
For the three months ended March 31, 2018, 25,062 SARs were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive, compared to 50,757 stock options and SARs for the three months ended March 31, 2017. For the three months ended March 31, 2018 and 2017, contingent shares of non-vested restricted stock of 13,138 and 32,892, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.

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

The following table presents the changes in accumulated other comprehensive income ("AOCI"), net of tax, by component for the three months ended March 31, 2018 and 2017:

Table 1.4

	As of March 31, 2018				As of March 31, 2017
	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total
	(in thousands)
For the Three Months Ended:
Balance as of December 31, 2017	$(1,676)	$48,236	$4,525	$51,085	$(14,387)	$45,752	$2,393	$33,758
Cumulative effect from change in hedge accounting	—	—	27	27	—	—	—	—
Balance as of January 1, 2018	(1,676)	48,236	4,552	51,112	(14,387)	45,752	2,393	33,758
Other comprehensive income before reclassifications	18,187	—	5,053	23,240	12,223	—	76	12,299
Amounts reclassified from AOCI	(1,417)	(1,035)	211	(2,241)	(2,578)	(2,267)	332	(4,513)
Net comprehensive income/(loss)	16,770	(1,035)	5,264	20,999	9,645	(2,267)	408	7,786
Ending Balance	$15,094	$47,201	$9,816	$72,111	$(4,742)	$43,485	$2,801	$41,544

The following table presents other comprehensive income activity, the impact on net income of amounts reclassified from each component of AOCI, and the related tax impact for the three months ended March 31, 2018 and 2017:

Table 1.5

	For the Three Months Ended
	March 31, 2018			March 31, 2017
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive income:
Available-for-sale-securities:
Unrealized holding gains/(losses) on available-for-sale-securities	$23,022	$4,835	$18,187	$18,804	$6,581	$12,223
Less reclassification adjustments included in:
Net Interest Income(1)	(1,787)	(375)	(1,412)	—	—	—
Gains/(losses) on financial derivatives and hedging activities(1)	—	—	—	(3,959)	(1,386)	(2,573)

Other income(2)	(7)	(2)	(5)	(7)	(2)	(5)
Total	$21,228	$4,458	$16,770	$14,838	$5,193	$9,645
Held-to-maturity securities:
Less reclassification adjustments included in:
Net interest income(3)	(1,310)	(275)	(1,035)	(3,487)	(1,220)	(2,267)
Total	$(1,310)	$(275)	$(1,035)	$(3,487)	$(1,220)	$(2,267)
Cash flow hedges
Unrealized gains/(losses) on cash flow hedges	$6,396	$1,343	$5,053	$117	$41	$76
Less reclassification adjustments included in:
Net interest income(4)	267	56	211	512	180	332
Total	$6,663	$1,399	$5,264	$629	$221	$408
Other comprehensive income/(loss)	$26,581	$5,582	$20,999	$11,980	$4,194	$7,786

(1)	Relates to the amortization of unrealized gains on hedged items prior to the application of fair value hedge accounting.

(2)	Represents amortization of deferred gains related to certain available-for-sale USDA Securities and Farmer Mac Guaranteed USDA Securities.

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

(d) New Accounting Standards

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments—Credit Losses," which will require entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Entities will be required to use forward-looking information to form their credit loss estimates.  The ASU will also require enhanced disclosures to help users of financial statements better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio.  The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019.   Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Farmer Mac is currently developing its accounting policy, planning for changes to its loss estimation methodologies and evaluating the impact that the new guidance will have on its consolidated financial statements. That impact will primarily be from the new requirement to recognize all expected losses rather than just incurred losses as of the reporting date.

In March 2017, the FASB issued ASU 2017-08, "Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities," which shortens the amortization period for certain callable debt securities held at a premium by requiring the premium to be amortized to the earliest call date. The ASU does not require an accounting change for securities held at a discount. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Farmer Mac does not expect that adoption of the new guidance will have a material effect on Farmer Mac's financial position, results of operations, or cash flows.

In first quarter 2018 Farmer Mac adopted ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," which amends hedge accounting recognition and presentation requirements to better align a reporting entity's risk management activities and hedge accounting. The new guidance reduces the complexity and simplifies the application of hedge accounting by eliminating the requirement to separately measure and report hedge ineffectiveness and by requiring the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The cumulative-effect adjustment to retained earnings as of January 1, 2018 reflected application of the new guidance and did not have a material effect on Farmer Mac's financial position, results of operations, or cash flows.

(e)	Reclassifications

Certain reclassifications of prior period information were made to conform to the current period presentation.

2.	INVESTMENT SECURITIES

The following tables set forth information about Farmer Mac's investment securities as of March 31, 2018 and December 31, 2017:

Table 2.1

	As of March 31, 2018
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,700	$—	$19,700	$—	$(690)	$19,010
Floating rate asset-backed securities	33,060	(143)	32,917	24	(128)	32,813
Floating rate Government/GSE guaranteed mortgage-backed securities	1,305,939	2,053	1,307,992	1,567	(1,883)	1,307,676
Fixed rate GSE guaranteed mortgage-backed securities(1)	435	2,029	2,464	2,121	—	4,585
Fixed rate U.S. Treasuries	833,912	(2,564)	831,348	—	(2,080)	829,268
Total available-for-sale	2,193,046	1,375	2,194,421	3,712	(4,781)	2,193,352
Held-to-maturity:
Fixed rate Government/GSE guaranteed mortgage-backed securities	45,032	—	45,032	1,331	—	46,363
Total investment securities	$2,238,078	$1,375	$2,239,453	$5,043	$(4,781)	$2,239,715

(1)	Fair value includes $4.1 million of an interest-only security with a notional amount of $143.1 million.

	As of December 31, 2017
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,700	$—	$19,700	$—	$(886)	$18,814
Floating rate asset-backed securities	34,462	(154)	34,308	22	(120)	34,210
Floating rate Government/GSE guaranteed mortgage-backed securities	1,289,123	2,217	1,291,340	2,215	(3,368)	1,290,187
Fixed rate GSE guaranteed mortgage-backed securities(1)	451	2,138	2,589	2,230	—	4,819
Fixed rate senior agency debt	100,000	—	100,000	—	(49)	99,951
Fixed rate U.S. Treasuries	770,852	(1,836)	769,016	—	(1,592)	767,424
Total available-for-sale	2,214,588	2,365	2,216,953	4,467	(6,015)	2,215,405
Held-to-maturity:
Fixed rate Government/GSE guaranteed mortgage-backed securities	45,032	—	45,032	532	—	45,564
Total investment securities	$2,259,620	$2,365	$2,261,985	$4,999	$(6,015)	$2,260,969

(1)	Fair value includes $4.3 million of an interest-only security with a notional amount of $143.7 million.

Farmer Mac did not sell any securities from its available-for-sale investment portfolio during the three months ended March 31, 2018 and 2017.

As of March 31, 2018 and December 31, 2017, unrealized losses on available-for-sale investment securities were as follows:

Table 2.2

	As of March 31, 2018
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,010	$(690)
Floating rate asset-backed securities	—	—	22,114	(128)
Floating rate Government/GSE guaranteed mortgage-backed securities	383,636	(703)	188,940	(1,180)
Fixed rate U.S. Treasuries	819,271	(2,077)	9,996	(3)
Fixed rate senior agency debt	—	—	—	—
Total	$1,202,907	$(2,780)	$240,060	$(2,001)

	As of December 31, 2017
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$18,814	$(886)
Floating rate asset-backed securities	—	—	23,145	(120)
Floating rate Government/GSE guaranteed mortgage-backed securities	292,522	(2,337)	221,641	(1,031)
Fixed rate U.S. Treasuries	742,442	(1,572)	24,983	(20)
Fixed rate senior agency debt	—	—	99,951	(49)
Total	$1,034,964	$(3,909)	$388,534	$(2,106)

The unrealized losses presented above are principally due to a general widening of market spreads and an increase in the levels of interest rates from the dates of acquisition to March 31, 2018 and December 31, 2017, as applicable. The resulting decrease in fair values reflects an increase in the perceived risk by the financial markets related to those securities. As of March 31, 2018 and December 31, 2017, all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government or had credit ratings of at least "AA+." The unrealized losses were on 104 and 91 individual investment securities as of March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018, 45 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $2.0 million. As of December 31, 2017, 51 of the securities in loss positions had been in loss positions for more than 12 months and had a total unrealized loss of $2.1 million.  Securities in unrealized loss positions for 12 months or longer have a fair value as of March 31, 2018 that is, on average, approximately 99.2 percent of their amortized cost basis. Farmer Mac believes that all of these unrealized losses are recoverable within a reasonable period of time by way of maturity or changes in credit spreads. Accordingly, Farmer Mac has concluded that none of the unrealized losses on these available-for-sale investment securities are other-than-temporary impairment as of March 31, 2018 and December 31, 2017.

As of March 31, 2018, Farmer Mac owned $45.0 million of held-to-maturity investment securities at amortized cost with a fair value of $46.4 million and a weighted average yield of 2.8 percent. As of December 31, 2017, Farmer Mac owned $45.0 million of held-to-maturity investment securities at amortized cost with a fair value of $45.6 million and a weighted average yield of 2.5 percent. Farmer Mac did not own any trading investment securities as of March 31, 2018 and December 31, 2017.

The amortized cost, fair value, and weighted-average yield of available-for-sale investment securities by remaining contractual maturity as of March 31, 2018 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 2.3

	As of March 31, 2018
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$716,640	$715,000	1.09%
Due after one year through five years	358,743	358,688	1.83%
Due after five years through ten years	402,603	405,264	2.06%
Due after ten years	716,435	714,400	2.19%
Total	$2,194,421	$2,193,352	1.75%

3.	FARMER MAC GUARANTEED SECURITIES AND USDA SECURITIES

The following tables set forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities as of March 31, 2018 and December 31, 2017:

Table 3.1

	As of March 31, 2018
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$2,152,618	$(475)	$2,152,143	$534	$(16,265)	$2,136,412
Farmer Mac Guaranteed USDA Securities	29,596	304	29,900	422	(6)	30,316
Total Farmer Mac Guaranteed Securities	2,182,214	(171)	2,182,043	956	(16,271)	2,166,728
USDA Securities	2,066,645	61,124	2,127,769	740	(52,293)	2,076,216
Total held-to-maturity	$4,248,859	$60,953	$4,309,812	$1,696	$(68,564)	$4,242,944
Available-for-sale:
AgVantage	$5,861,731	$(165)	$5,861,566	$22,731	$(44,910)	$5,839,387
Trading:
USDA Securities	$11,063	$852	$11,915	$38	$(395)	$11,558

	As of December 31, 2017
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$2,096,754	$(779)	$2,095,975	$2,011	$(11,429)	$2,086,557
Farmer Mac Guaranteed USDA Securities	29,980	319	30,299	108	(73)	30,334
Total Farmer Mac Guaranteed Securities	2,126,734	(460)	2,126,274	2,119	(11,502)	2,116,891
USDA Securities	2,055,050	62,800	2,117,850	—	(54,969)	2,062,881
Total held-to-maturity	$4,181,784	$62,340	$4,244,124	$2,119	$(66,471)	$4,179,772
Available-for-sale:
AgVantage	$5,496,569	$(182)	$5,496,387	$21,838	$(46,311)	$5,471,914
Trading:
USDA Securities	$12,966	$922	$13,888	$28	$(401)	$13,515

As of March 31, 2018 and December 31,2017, unrealized losses on held-to-maturity and available-for-sale on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities were as follows:

Table 3.2

	As of March 31, 2018
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$1,548,488	$(12,933)	$351,667	$(3,332)
Farmer Mac Guaranteed USDA Securities	—	—	—	(6)
USDA Securities	—	—	2,010,713	(52,293)
Total held-to-maturity	$1,548,488	$(12,933)	$2,362,380	$(55,631)

Available-for-sale:
AgVantage	$1,031,980	$(12,371)	$1,722,350	$(32,539)

	As of December 31, 2017
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$1,304,160	$(8,094)	$351,664	$(3,335)
Farmer Mac Guaranteed USDA Securities	24,721	(73)	—	—
USDA Securities	451	(2)	2,062,429	(54,967)
Total held-to-maturity	$1,329,332	$(8,169)	$2,414,093	$(58,302)

Available-for-sale:
AgVantage	$1,273,965	$(8,819)	$1,759,377	$(37,492)

The unrealized losses presented above are principally due to higher interest rates from the date of acquisition to March 31, 2018 and December 31, 2017, as applicable. In addition, the unrealized losses on the held-to-maturity USDA Securities as of both March 31, 2018 and December 31, 2017 reflect their increased cost basis resulting from their transfer to held-to-maturity as of October 1, 2016. The credit exposure related to Farmer Mac's USDA Guarantees line of business is covered by the full faith and credit guarantee of the United States. The unrealized losses from AgVantage securities were on 43 available-for-sale securities as of March 31, 2018. There were 43 held-to-maturity AgVantage securities with an unrealized loss as of March 31, 2018. The unrealized losses from AgVantage securities were on 36 available-for-sale securities as of December 31, 2017. There were unrealized losses from 23 held-to-maturity securities as of December 31, 2017. As of March 31, 2018, 14 available-for-sale AgVantage securities had been in a loss position for more than 12 months with a total unrealized loss of $32.5 million. As of December 31, 2017, 16 available-for-sale AgVantage securities had been in a loss position for more than 12 months with a total unrealized loss of $37.5 million. Farmer Mac has concluded that none of the unrealized losses on its held-to-maturity Farmer Mac Guaranteed Securities and USDA Securities and available-for-sale Farmer Mac Guaranteed Securities are other-than-temporary impaired as of either March 31, 2018 or December 31, 2017.  Farmer Mac does not intend to sell these securities, and it is not more likely than not that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

During the three months ended March 31, 2018 and 2017, Farmer Mac realized no gains or losses from the sale of Farmer Mac Guaranteed Securities and USDA Securities.

The amortized cost, fair value, and weighted-average yield of available-for-sale and held-to-maturity Farmer Mac Guaranteed Securities and USDA Securities by remaining contractual maturity as of March 31, 2018 are set forth below. The balances presented are based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 3.3

	As of March 31, 2018
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$1,285,582	$1,285,526	2.45%
Due after one year through five years	2,421,507	2,419,021	2.56%
Due after five years through ten years	815,799	800,742	3.03%
Due after ten years	1,338,678	1,334,098	2.84%
Total	$5,861,566	$5,839,387	2.66%

	As of March 31, 2018
	Held-to-Maturity Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$866,596	$865,637	1.79%
Due after one year through five years	1,352,733	1,336,793	2.40%
Due after five years through ten years	209,070	204,168	3.16%
Due after ten years	1,881,413	1,836,346	3.43%
Total	$4,309,812	$4,242,944	2.75%

As of March 31, 2018, Farmer Mac owned trading USDA Securities with an amortized cost of $11.9 million, a fair value of $11.6 million, and a weighted-average yield of 5.31 percent. As of December 31, 2017, Farmer Mac owned trading USDA Securities with an amortized cost of $13.9 million, a fair value of $13.5 million, and a weighted-average yield of 5.33 percent.

4.	FINANCIAL DERIVATIVES

Farmer Mac enters into financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of certain assets, future cash flows, or debt issuance, and not for trading or speculative purposes.  Certain financial derivatives are designated as fair value hedges of fixed rate assets, primarily classified as available-for-sale, to protect against fair value changes in the assets related to a benchmark interest rate (e.g.., LIBOR). Other financial derivatives are designated as cash flow hedges to mitigate the volatility of future interest rate payments on floating rate debt. Farmer Mac manages the interest rate risk related to loans it has committed to acquire, but has not yet permanently funded, through the use of forward sale contracts on the debt of other GSEs and futures contracts involving U.S. Treasury securities. Farmer Mac uses forward sale contracts on GSE securities to reduce its interest rate exposure to changes in both U.S. Treasury rates and spreads on Farmer Mac debt.  The notional amounts of these contracts are determined based on a duration-matched hedge ratio between the hedged item and the hedge instrument. Gains or losses generated by these hedge transactions are expected to offset changes in funding costs. All financial derivatives are recorded on the balance sheet at fair value as a freestanding asset or liability.

Effective first quarter 2018, Farmer Mac adopted ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." This ASU reduces the complexity of hedge accounting by eliminating the requirement to separately measure and report hedge ineffectiveness and by requiring the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the income or expense effect from the hedged item. Upon the adoption of the ASU, Farmer Mac elected to retrospectively designate the hedged risk of its fair value hedges as the risk of changes in fair value resulting from changes in the benchmark interest rate component of the contractual coupon cash flows. Farmer Mac made this election for its fair value hedges designated upon the inception of the hedging instruments. For fair value hedges designated subsequent to the inception of the hedging instruments, Farmer Mac continues to designate the hedged risk as the risk of changes in fair value based on total contractual coupon cash flows. The adoption of the new guidance did not have a material effect on Farmer Mac's financial position, results of operations, or cash flows.

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements as of March 31, 2018 and December 31, 2017:

Table 4.1

	As of March 31, 2018
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Term (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$2,323,209	$804	$(5,763)	2.09%	1.82%		9.01
Receive fixed non-callable	2,121,700	444	(3,956)	1.77%	1.58%		1.76
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	380,500	2,878	(261)	2.20%	2.09%		5.82
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	330,709	1,062	(11,725)	3.72%	1.81%		6.76
Receive fixed non-callable	3,256,427	—	—	1.73%	1.60%		0.86
Basis swaps	1,278,500	4	(517)	1.75%	1.74%		1.21
Treasury futures	43,200	—	(366)			120.29
Credit valuation adjustment		(50)	18
Total financial derivatives	$9,734,245	$5,142	$(22,570)
Collateral pledged		—	25,253
Net amount		$5,142	$2,683

	As of December 31, 2017
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Term (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$2,086,347	$5,240	$(5,990)	1.88%	1.40%		5.46
Receive fixed non-callable	1,559,700	110	(4,033)	1.38%	1.45%		1.68
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	365,500	1,402	(138)	2.16%	1.74%		5.84
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	345,333	339	(16,352)	3.79%	1.40%		6.68
Receive fixed non-callable	3,409,916	—	—	1.25%	1.24%		0.92
Basis swaps	1,053,500	18	(106)	1.33%	1.42%		0.91
Treasury futures	40,000	—	(36)			123.96
Credit valuation adjustment		(16)	56
Total financial derivatives	$8,860,296	$7,093	$(26,599)
Collateral pledged		—	24,926
Net amount		$7,093	$(1,673)
Changes in the fair values of financial derivatives not designated as cash flow or fair value hedges are reported in "(Losses)/gains on financial derivatives and hedging activities" in the consolidated statements of operations. For financial derivatives designated in fair value hedge relationships, changes in the fair values of the hedged items, which are primarily fixed rate AgVantage securities and fixed rate medium-term notes, related to the risk being hedged are reported in "Net interest income" in the consolidated statements of operations. Interest accruals on derivatives designated in fair value hedge relationships are also recorded in "Net interest income" in the consolidated statements of operations. For financial derivatives designated in cash flow hedge relationships, the unrealized gain or loss on the derivative is recorded in other comprehensive income. Because the hedging instrument is an interest rate swap and the hedged forecasted transactions are future interest payments on variable rate debt, amounts recorded in accumulated other comprehensive income are reclassified to "Total interest expense" in conjunction with the recognition of interest expense on the debt. As of March 31, 2018, Farmer Mac expects to reclassify $0.9 million after tax, from accumulated other comprehensive income, net of tax, to earnings over the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2018. During the three months ended March 31, 2018 and 2017, there were no gains or losses from interest rate swaps designated as cash flow hedges reclassified to earnings because it became probable that the original forecasted transaction would not occur.

The following table summarizes the net income/(expense) recognized in the consolidated statements of operations related to derivatives for the three months ended March 31, 2018 and 2017:

Table 4.2

	March 31, 2018
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income			Non-Interest Income	Total
	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	(Losses)/gains on financial derivatives and hedging activities
	(in thousands)
For the Three Months Ended:
Total amounts presented in the consolidated statement of operations:	$62,430	$45,653	$(76,317)	$(3,850)	$27,916
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	(1,488)	(297)	294	—	(1,491)
Recognized on hedged items	13,597	1,414	(7,915)	—	7,096
Discount amortization recognized on hedged items	—	—	(155)	—	(155)
Income/(expense) related to interest settlements on fair value hedging relationships	$12,109	$1,117	$(7,776)	$—	$5,450

Gains/(losses) on fair value hedging relationships:
Recognized on derivatives	20,449	6,419	(9,647)	—	17,221
Recognized on hedged items	(18,948)	(6,572)	11,137	—	(14,383)
Gains/(losses) on fair value hedging relationships	$1,501	$(153)	$1,490	$—	$2,838

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	—	—	(267)	—	(267)
Recognized on hedged items	—	—	(1,780)	—	(1,780)
Discount amortization recognized on hedged items	—	—	(2)	—	(2)
Expense recognized on cash flow hedges	$—	$—	$(2,049)	$—	$(2,049)

(Losses)/gains on financial derivatives not designated in hedge relationships:
Interest rate swaps	—	—	—	(4,075)	(4,075)
Agency forwards	—	—	—	—	—
Treasury futures	—	—	—	225	225
(Losses)/gains on financial derivatives not designated in hedge relationships	$—	$—	$—	$(3,850)	$(3,850)

	March 31, 2017
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income			Non-Interest Income	Total
	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	(Losses)/gains on financial derivatives and hedging activities
	(in thousands)
For the Three Months Ended:
Total amounts presented in the consolidated statement of operations	$42,522	$36,852	$(49,546)	$2,486	$32,314
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	(3,158)	(217)	183	—	(3,192)
Recognized on hedged items	10,275	516	(2,277)	—	8,514
Discount amortization recognized on hedged items	—	—	(58)	—	(58)
Income/(expense) related to interest settlements on fair value hedging relationships	$7,117	$299	$(2,152)	$—	$5,264

Gains/(losses) on fair value hedging relationships:
Recognized on derivatives(1)				1,526	1,526
Recognized on hedged items				(5,404)	(5,404)
Gains/(losses) on fair value hedging relationships	$—	$—	$—	$(3,878)	$(3,878)

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$(512)	$—	$(512)
Recognized on hedged items	—	—	(652)	—	(652)
Discount amortization recognized on hedged items	—	—	—	—	—
Losses recognized in income for hedge ineffectiveness	—	—	—	(29)	(29)
Expense recognized on cash flow hedges	$—	$—	$(1,164)	$(29)	$(1,193)

Gains/(losses) on financial derivatives not designated in hedging relationships:
Interest rate swaps	$—	$—	$—	$6,684	$6,684
Agency forwards	—	—	—	(399)	(399)
Treasury futures	—	—	—	108	108
Gains/(losses) on financial derivatives not designated in hedge relationships	$—	$—	$—	$6,393	$6,393

(1)
Included in the assessment of hedge effectiveness as of March 31, 2017, but excluded from the amounts in the table, were gains of $3.6 million for the three months ended March 31, 2017, attributable to the fair value of the swaps at the inception of the hedging relationship. Accordingly, the amounts recognized as hedge ineffectiveness for the three months ended March 31, 2017 were losses of $0.3 million.

The following table shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships as of March 31, 2018 and December 31, 2017:

Table 4.3

	Hedged Items in Fair Value Relationship
	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments included in the Carrying Amount of the Hedged Assets/(Liabilities)
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(in thousands)
Farmer Mac Guaranteed Securities, Available-for-Sale, at fair value	$2,135,593	$1,928,220	$(22,367)	$(22,853)
Loans held for investment, at amortized cost	161,656	149,304	(44)	(189)
Notes Payable, due after one year(1)(2)	(2,114,705)	(1,552,935)	5,805	5,836

(1)	Carrying amount represents amortized cost.

(2)	Includes $0.4 million of hedging adjustments on a discontinued hedging relationship.

As of March 31, 2018 and December 31, 2017, Farmer Mac's credit exposure to interest rate swap counterparties, excluding netting arrangements and any adjustment for nonperformance risk, but including accrued interest, was $59.5 million and $28.5 million, respectively; however, including netting arrangements and accrued interest, Farmer Mac's credit exposure was $1.6 million and $0.5 million as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, Farmer Mac held no cash as collateral for its derivatives in net asset positions resulting in uncollateralized net asset positions of $1.6 million. As of December 31, 2017, Farmer Mac held no cash collateral for its derivatives in net asset positions, resulting in uncollateralized net asset positions of $0.5 million.

As of March 31, 2018 and December 31, 2017, the fair value of Farmer Mac's derivatives in a net liability position including accrued interest but excluding netting arrangements and any adjustment for nonperformance risk, was $62.2 million and $58.2 million, respectively; however, including netting arrangements and accrued interest, the fair value of Farmer Mac's derivatives in a net liability position at the counterparty level was $4.8 million and $28.0 million as of March 31, 2018 and December 31, 2017, respectively.  Farmer Mac posted cash of $0.4 million and $24.9 million of investment securities as of March 31, 2018 and posted cash of $0.1 million and $24.8 million investment securities as of December 31, 2017.  Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets. Any investment securities posted as collateral are included in the investment securities balances on the consolidated balance sheets.  If Farmer Mac had breached certain provisions of the derivative contracts as of March 31, 2018 and December 31, 2017, it could have been required to settle its obligations under the agreements or post additional collateral of none and $3.1 million, respectively. As of March 31, 2018 and December 31, 2017, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

For certain derivatives, Farmer Mac clears interest rate swaps through a clearinghouse, the Chicago Mercantile Exchange ("CME"). Farmer Mac posts initial and variation margin to this clearinghouse through which centrally-cleared derivatives and futures contracts are traded. These collateral postings expose Farmer Mac to institutional credit risk in the event that either the clearinghouse or the futures commission merchant that Farmer Mac uses to post collateral to the clearinghouse fails to meet its obligations. Conversely, the use of centrally-cleared derivatives mitigates Farmer Mac's credit risk to individual counterparties because clearinghouses assume the credit risk among counterparties in centrally-cleared derivatives transactions. Of Farmer Mac's $9.7 billion notional amount of interest rate swaps outstanding as of March 31, 2018, $8.6 billion were cleared through swap clearinghouses. Of Farmer Mac's $8.8 billion notional amount of interest rate swaps outstanding as of December 31, 2017, $7.9 billion were cleared through swap clearinghouses.

5.	LOANS AND ALLOWANCE FOR LOSSES

Loans

Farmer Mac classifies loans as either held for investment or held for sale. Loans held for investment are recorded at the unpaid principal balance, net of unamortized premium or discount and other cost adjustments. Loans held for sale are reported at the lower of cost or fair value determined on a pooled basis. As of March 31, 2018 and December 31, 2017, Farmer Mac had no loans held for sale. The following table displays the composition of the loan balances as of March 31, 2018 and December 31, 2017:

Table 5.1

	As of March 31, 2018			As of December 31, 2017
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Farm & Ranch	$2,832,641	$1,441,718	$4,274,359	$2,798,906	$1,399,827	$4,198,733
Rural Utilities	1,043,477	—	1,043,477	1,076,291	—	1,076,291
Total unpaid principal balance(1)	3,876,118	1,441,718	5,317,836	3,875,197	1,399,827	5,275,024
Unamortized premiums, discounts and other cost basis adjustments	(9,274)	—	(9,274)	(1,442)	—	(1,442)
Total loans	3,866,844	1,441,718	5,308,562	3,873,755	1,399,827	5,273,582
Allowance for loan losses	(5,051)	(1,314)	(6,365)	(5,493)	(1,303)	(6,796)
Total loans, net of allowance	$3,861,793	$1,440,404	$5,302,197	$3,868,262	$1,398,524	$5,266,786

(1)	Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business.

Allowance for Losses

Farm & Ranch

Farmer Mac maintains an allowance for losses presented in two components on its consolidated balance sheets: (1) an allowance for loan losses to account for estimated probable losses on loans held, and (2) a reserve for losses to account for estimated probable losses on loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities).  Farmer Mac's total allowance for losses was $8.5 million as of March 31, 2018 and $8.9 million as of December 31, 2017. See Note 6 for more information about off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs.

The following is a summary of the changes in the total allowance for losses for the three months ended March 31, 2018 and 2017:

Table 5.2

	For the Three Months Ended
	March 31, 2018			March 31, 2017
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Beginning Balance	$6,796	$2,070	$8,866	$5,415	$2,020	$7,435
(Release of)/provision for losses	(431)	21	(410)	637	(193)	444
Charge-offs	—	—	—	(241)	—	(241)
Ending Balance	$6,365	$2,091	$8,456	$5,811	$1,827	$7,638

During first quarter 2018, Farmer Mac recorded releases of its allowance for loan losses and provisions to its reserve for losses of $0.4 million and $21,000, respectively. The net releases to the allowance for loan losses recorded during first quarter 2018 were primarily attributable to (1) paydowns or payoffs of loans with an existing allowance in amounts that exceeded the increase in the allowance associated with net volume growth in Farm & Ranch loans recorded in first quarter 2018, and (2) paydowns on existing substandard loans or an improvement in the risk ratings of certain substandard loans, which resulted in the reduction of the amount of substandard assets rated in the lowest credit quality tier. Farmer Mac recorded no charge-offs to its allowance for loan losses during first quarter 2018.

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

The following tables present the changes in the total allowance for losses for the three months ended March 31, 2018 and 2017 by commodity type:

Table 5.3

	March 31, 2018
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$4,081	$2,469	$1,211	$481	$606	$18	$8,866
Provision for/(release of) losses	(288)	10	25	(68)	(84)	(5)	(410)
Charge-offs	—	—	—	—	—	—	—
Ending Balance	$3,793	$2,479	$1,236	$413	$522	$13	$8,456

	March 31, 2017
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$3,365	$1,723	$1,375	$405	$533	$34	$7,435
Provision for/(release of) losses	425	147	17	(81)	(61)	(3)	444
Charge-offs	(228)	—	(13)	—	—	—	(241)
Ending Balance	$3,562	$1,870	$1,379	$324	$472	$31	$7,638

The following tables present the unpaid principal balances of loans held and loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities) and the related total allowance for losses by impairment method and commodity type as of March 31, 2018 and December 31, 2017:

Table 5.4

	As of March 31, 2018
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$2,366,184	$797,591	$659,997	$298,438	$10,926	$9,005	$4,142,141
Off-balance sheet	1,246,446	509,396	663,355	161,563	57,983	3,886	2,642,629
Total	$3,612,630	$1,306,987	$1,323,352	$460,001	$68,909	$12,891	$6,784,770
Individually evaluated for impairment:
On-balance sheet	$58,314	$43,960	$21,206	$8,103	$—	$635	$132,218
Off-balance sheet	8,878	2,391	2,752	919	—	74	15,014
Total	$67,192	$46,351	$23,958	$9,022	$—	$709	$147,232
Total Farm & Ranch loans:
On-balance sheet	$2,424,498	$841,551	$681,203	$306,541	$10,926	$9,640	$4,274,359
Off-balance sheet	1,255,324	511,787	666,107	162,482	57,983	3,960	2,657,643
Total	$3,679,822	$1,353,338	$1,347,310	$469,023	$68,909	$13,600	$6,932,002
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$2,158	$980	$642	$245	$10	$6	$4,041
Off-balance sheet	614	272	258	46	512	5	1,707
Total	$2,772	$1,252	$900	$291	$522	$11	$5,748
Individually evaluated for impairment:
On-balance sheet	$787	$1,169	$268	$100	$—	$—	$2,324
Off-balance sheet	234	58	68	22	—	2	384
Total	$1,021	$1,227	$336	$122	$—	$2	$2,708
Total Farm & Ranch loans:
On-balance sheet	$2,945	$2,149	$910	$345	$10	$6	$6,365
Off-balance sheet	848	330	326	68	512	7	2,091
Total	$3,793	$2,479	$1,236	$413	$522	$13	$8,456

	As of December 31, 2017
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$2,344,821	$794,478	$635,768	$269,337	$13,023	$9,030	$4,066,457
Off-balance sheet	1,236,392	532,666	678,642	155,627	45,738	4,981	2,654,046
Total	$3,581,213	$1,327,144	$1,314,410	$424,964	$58,761	$14,011	$6,720,503
Individually evaluated for impairment:
On-balance sheet	$67,828	$38,180	$17,766	$7,858	$—	$644	$132,276
Off-balance sheet	8,904	2,239	2,782	806	—	76	14,807
Total	$76,732	$40,419	$20,548	$8,664	$—	$720	$147,083
Total Farm & Ranch loans:
On-balance sheet	$2,412,649	$832,658	$653,534	$277,195	$13,023	$9,674	$4,198,733
Off-balance sheet	1,245,296	534,905	681,424	156,433	45,738	5,057	2,668,853
Total	$3,657,945	$1,367,563	$1,334,958	$433,628	$58,761	$14,731	$6,867,586
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$2,104	$1,101	$738	$287	$44	$11	$4,285
Off-balance sheet	546	305	231	48	562	5	1,697
Total	$2,650	$1,406	$969	$335	$606	$16	$5,982
Individually evaluated for impairment:
On-balance sheet	$1,207	$1,006	$172	$126	$—	$—	$2,511
Off-balance sheet	224	57	70	20	—	2	373
Total	$1,431	$1,063	$242	$146	$—	$2	$2,884
Total Farm & Ranch loans:
On-balance sheet	$3,311	$2,107	$910	$413	$44	$11	$6,796
Off-balance sheet	770	362	301	68	562	7	2,070
Total	$4,081	$2,469	$1,211	$481	$606	$18	$8,866

The following tables present by commodity type the unpaid principal balances, recorded investment, and specific allowance for losses related to impaired loans and the recorded investment in loans on nonaccrual status as of March 31, 2018 and December 31, 2017:

Table 5.5

	As of March 31, 2018
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$18,940	$4,629	$8,090	$2,909	$—	$637	$35,205
Unpaid principal balance	18,902	4,620	8,074	2,904	—	635	35,135
With a specific allowance:
Recorded investment(1)	48,367	41,809	15,910	6,128	—	74	112,288
Unpaid principal balance	48,290	41,731	15,884	6,118	—	74	112,097
Associated allowance	1,021	1,227	336	122	—	2	2,708
Total:
Recorded investment	67,307	46,438	24,000	9,037	—	711	147,493
Unpaid principal balance	67,192	46,351	23,958	9,022	—	709	147,232
Associated allowance	1,021	1,227	336	122	—	2	2,708

Recorded investment of loans on nonaccrual status(2)	$28,211	$24,870	$5,840	$5,391	$—	$—	$64,312

(1)
Impairment analysis was performed in the aggregate in consideration of similar risk characteristics of the assets and historical statistics on $109.9 million (75 percent) of impaired loans as of March 31, 2018, which resulted in a specific allowance of $2.3 million.

(2)	Includes $20.7 million of loans that are less than 90 days delinquent but which have not met Farmer Mac's performance criteria for returning to accrual status.

	As of December 31, 2017
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$14,417	$3,272	$11,171	$1,953	$—	$644	$31,457
Unpaid principal balance	14,418	3,273	11,172	1,953	—	644	31,460
With a specific allowance:
Recorded investment(1)	62,309	37,143	9,376	6,710	—	76	115,614
Unpaid principal balance	62,314	37,146	9,376	6,711	—	76	115,623
Associated allowance	1,431	1,063	242	146	—	2	2,884
Total:
Recorded investment	76,726	40,415	20,547	8,663	—	720	147,071
Unpaid principal balance	76,732	40,419	20,548	8,664	—	720	147,083
Associated allowance	1,431	1,063	242	146	—	2	2,884

Recorded investment of loans on nonaccrual status(2)	$27,630	$25,701	$5,333	$4,929	$—	$—	$63,593

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

The following table presents by commodity type the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2018 and 2017:

Table 5.6

	March 31, 2018
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Three Months Ended:
Average recorded investment in impaired loans	$72,017	$43,427	$22,274	$8,850	$—	$716	$147,284
Income recognized on impaired loans	392	172	79	55	—	—	698

	March 31, 2017
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Three Months Ended:
Average recorded investment in impaired loans	$58,309	$31,806	$13,658	$8,248	$—	$—	$112,021
Income recognized on impaired loans	302	152	177	103	—	—	734

For the three months ended March 31, 2018 and 2017, there were no troubled debt restructurings ("TDRs"). As of March 31, 2018 and 2017, there were no TDRs identified during the previous 12 months that were in default under the modified terms. The impact of TDRs on Farmer Mac's allowance for loan losses was immaterial for the three months ended March 31, 2018 and 2017.

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

The following tables present information related to Farmer Mac's acquisition of defaulted loans for the three months ended March 31, 2018 and 2017 and the outstanding balances and carrying amounts of all such loans as of March 31, 2018 and December 31, 2017:

Table 5.7

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	($ in thousands)
Unpaid principal balance at acquisition date:
Loans underlying LTSPCs	$—	$311
Loans underlying off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities)	721	—
Total unpaid principal balance at acquisition date	721	311
Contractually required payments receivable	730	311
Impairment recognized subsequent to acquisition	—	—
Recovery/release of allowance for all outstanding acquired defaulted loans	—	14

Number of defaulted loans purchased	4	3

	As of
	March 31, 2018	December 31, 2017
	(in thousands)
Outstanding balance	$19,453	$18,866
Carrying amount	18,097	17,691

Net credit losses and 90-day delinquencies as of and for the periods indicated for loans held and loans underlying off-balance sheet securities representing interests in pools of eligible Farm & Ranch loans ("Farm & Ranch Guaranteed Securities") and LTSPCs are presented in the table below.  As of March 31, 2018, there were no delinquencies and no probable losses inherent in Farmer Mac's Rural Utilities loan portfolio and Farmer Mac had not experienced credit losses on any Rural Utilities loans.

Table 5.8

	90-Day Delinquencies(1)		Net Credit (Recoveries)/Losses
	As of		For the Three Months Ended
	March 31, 2018	December 31, 2017	March 31, 2018	March 31, 2017
	(in thousands)
On-balance sheet assets:
Farm & Ranch:
Loans	$43,658	$47,881	$16	$246
Total on-balance sheet	$43,658	$47,881	$16	$246
Off-balance sheet assets:
Farm & Ranch:
LTSPCs	$3,902	$563	$—	$—
Total off-balance sheet	$3,902	$563	$—	$—
Total	$47,560	$48,444	$16	$246

(1)
Includes loans and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, or in bankruptcy with at least one missed payment, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

Of the $43.7 million of on-balance sheet loans reported as 90-day delinquencies as of March 31, 2018, none were loans subject to "removal-of-account" provisions. Of the $47.9 million of on-balance sheet loans reported as 90-day delinquencies as of December 31, 2017, $0.3 million were loans subject to "removal-of-account" provisions.

Credit Quality Indicators

The following tables present credit quality indicators related to Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities as of March 31, 2018 and December 31, 2017:

Table 5.9

	As of March 31, 2018
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade(1)
On-balance sheet:
Acceptable	$2,288,500	$774,771	$651,345	$294,534	$10,926	$9,005	$4,029,081
Special mention(2)	77,684	22,819	8,652	3,904	—	—	113,059
Substandard(3)	58,314	43,961	21,206	8,103	—	635	132,219
Total on-balance sheet	$2,424,498	$841,551	$681,203	$306,541	$10,926	$9,640	$4,274,359
Off-Balance Sheet:
Acceptable	$1,118,453	$450,299	$613,302	$158,157	$55,050	$3,218	$2,398,479
Special mention(2)	97,872	37,510	34,394	210	—	158	170,144
Substandard(3)	38,999	23,978	18,411	4,115	2,933	584	89,020
Total off-balance sheet	$1,255,324	$511,787	$666,107	$162,482	$57,983	$3,960	$2,657,643
Total Ending Balance:
Acceptable	$3,406,953	$1,225,070	$1,264,647	$452,691	$65,976	$12,223	$6,427,560
Special mention(2)	175,556	60,329	43,046	4,114	—	158	283,203
Substandard(3)	97,313	67,939	39,617	12,218	2,933	1,219	221,239
Total	$3,679,822	$1,353,338	$1,347,310	$469,023	$68,909	$13,600	$6,932,002

Commodity analysis of past due loans(1)
On-balance sheet	$24,385	$9,140	$6,020	$3,477	$—	$636	$43,658
Off-balance sheet	176	—	3,331	395	—	—	3,902
90 days or more past due	$24,561	$9,140	$9,351	$3,872	$—	$636	$47,560

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)	Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.

(3)	Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of December 31, 2017
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade(1)
On-balance sheet:
Acceptable	$2,274,912	$771,600	$617,527	$260,854	$13,023	$9,030	$3,946,946
Special mention(2)	70,063	22,878	18,405	8,483	—	—	119,829
Substandard(3)	67,674	38,180	17,602	7,858	—	644	131,958
Total on-balance sheet	$2,412,649	$832,658	$653,534	$277,195	$13,023	$9,674	$4,198,733
Off-Balance Sheet
Acceptable	$1,132,196	$478,573	$634,633	$150,906	$42,723	$4,294	$2,443,325
Special mention(2)	76,778	26,134	31,451	1,647	—	169	136,179
Substandard(3)	36,322	30,198	15,340	3,880	3,015	594	89,349
Total off-balance sheet	$1,245,296	$534,905	$681,424	$156,433	$45,738	$5,057	$2,668,853
Total Ending Balance:
Acceptable	$3,407,108	$1,250,173	$1,252,160	$411,760	$55,746	$13,324	$6,390,271
Special mention(2)	146,841	49,012	49,856	10,130	—	169	256,008
Substandard(3)	103,996	68,378	32,942	11,738	3,015	1,238	221,307
Total	$3,657,945	$1,367,563	$1,334,958	$433,628	$58,761	$14,731	$6,867,586

Commodity analysis of past due loans(1)
On-balance sheet	$21,702	$18,833	$3,835	$3,511	$—	$—	$47,881
Off-balance sheet	151	—	—	412	—	—	563
90 days or more past due	$21,853	$18,833	$3,835	$3,923	$—	$—	$48,444

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)	Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.

(3)	Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

Concentrations of Credit Risk

The following table sets forth the geographic and commodity/collateral diversification, the range of original loan-to-value ratios, and the range in the size of borrower exposure for all Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs as of March 31, 2018 and December 31, 2017:

Table 5.10

	As of
	March 31, 2018	December 31, 2017
	(in thousands)
By commodity/collateral type:
Crops	$3,679,822	$3,657,945
Permanent plantings	1,353,338	1,367,563
Livestock	1,347,310	1,334,958
Part-time farm	469,023	433,628
Ag. Storage and Processing	68,909	58,761
Other	13,600	14,731
Total	$6,932,002	$6,867,586
By geographic region(1):
Northwest	$799,823	$740,991
Southwest	2,096,948	2,093,213
Mid-North	2,249,763	2,244,094
Mid-South	901,231	908,603
Northeast	300,731	296,264
Southeast	583,506	584,421
Total	$6,932,002	$6,867,586
By original loan-to-value ratio(2):
0.00% to 40.00%	$1,328,529	$1,322,422
40.01% to 50.00%	1,717,932	1,733,671
50.01% to 60.00%	2,395,568	2,385,605
60.01% to 70.00%	1,195,017	1,150,914
70.01% to 80.00%	269,716	248,799
80.01% to 90.00%	25,240	26,175
Total	$6,932,002	$6,867,586
By size of borrower exposure(3):
Less than $1,000,000	$2,404,191	$2,379,596
$1,000,000 to $4,999,999	2,663,554	2,627,617
$5,000,000 to $9,999,999	887,986	867,574
$10,000,000 to $24,999,999	571,315	584,896
$25,000,000 to $50,000,000	404,956	407,903
Total	$6,932,002	$6,867,586

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

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of March 31, 2018 and December 31, 2017, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans:

Table 6.1

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of March 31, 2018	As of December 31, 2017
	(in thousands)
Farm & Ranch:
Guaranteed Securities	$314,497	$333,511
USDA Guarantees:
Farmer Mac Guaranteed USDA Securities	284,435	254,217
Institutional Credit:
AgVantage Securities	11,556	11,556
Revolving floating rate AgVantage facility(1)	300,000	300,000
Total off-balance sheet Farmer Mac Guaranteed Securities	$910,488	$899,284

(1)	Relates to a revolving floating rate AgVantage facility subject to specified contractual terms. Farmer Mac receives a fixed fee based on the full dollar amount of the facility.

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  The following table summarizes the significant cash flows received from and paid to trusts used for Farmer Mac securitizations:

Table 6.2

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands)
Proceeds from new securitizations	$131,202	$149,607
Guarantee fees received	546	488
Purchases of assets from the trusts	(721)	—

Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $3.4 million as of March 31, 2018 and $3.6 million as of December 31, 2017. As of March 31, 2018 and December 31, 2017, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 9.9 years and 10.0 years, respectively. As of March 31, 2018 and December 31, 2017, the weighted-average remaining maturity of the off-balance sheet AgVantage securities was 0.6 years and 0.8 years, respectively.

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

The maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans, was $3.0 billion and $3.1 billion as of March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018 and December 31, 2017, the weighted-average remaining maturity of all loans underlying LTSPCs was 15.2 years and 15.3 years, respectively.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $35.1 million as of March 31, 2018 and $34.8 million as of December 31, 2017.

7.	EQUITY

Common Stock

For the first quarter 2018, Farmer Mac paid a quarterly dividend of $0.58 per share on all classes of its common stock. For each quarter in 2017, Farmer Mac paid a quarterly dividend of $0.36 per share on all classes of its common stock.

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

Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of both March 31, 2018 and December 31, 2017, the minimum capital requirement was greater than the risk-based capital requirement. Farmer Mac's ability to declare and pay dividends could be restricted if it fails to comply with applicable capital requirements.

As of March 31, 2018, Farmer Mac's minimum capital requirement was $536.3 million and its core capital level was $673.2 million, which was $136.9 million above the minimum capital requirement as of that date. As of December 31, 2017, Farmer Mac's minimum capital requirement was $520.3 million and its core capital level was $657.1 million, which was $136.8 million above the minimum capital requirement as of that date.

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

As of March 31, 2018, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $5.9 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as Level 3 represented 32 percent of total assets and 73 percent of financial instruments measured at fair value as of March 31, 2018. As of December 31, 2017, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $5.5 billion whose fair values were estimated by management in the absence of readily determinable fair values.  These financial instruments measured as level 3 represented 31 percent of total assets and 71 percent of financial instruments measured at fair value as of December 31, 2017.

Transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. During the first three months of 2018 there were no transfers within fair value hierarchy for fair value measurements of Farmer Mac's investment securities, Farmer Mac Guaranteed Securities, USDA Securities, and financial derivatives. During the first three months of 2017 there was one transfer within fair value hierarchy from Level 2 to Level 3 for the fair value measurement of a fixed-rate GSE guaranteed mortgage-backed security (interest-only strip). The transfer to Level 3 was because unobservable inputs became significant to the overall estimate of the fair value of the security as of March 31, 2017.

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2018 and December 31, 2017, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Table 8.1

Assets and Liabilities Measured at Fair Value as of March 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,010	$19,010
Floating rate asset-backed securities	—	32,813	—	32,813
Floating rate Government/GSE guaranteed mortgage-backed securities	—	1,307,676	—	1,307,676
Fixed rate GSE guaranteed mortgage-backed securities	—	465	4,120	4,585
Fixed rate U.S. Treasuries	829,268	—	—	829,268
Total Investment Securities	829,268	1,340,954	23,130	2,193,352
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—	5,839,387	5,839,387
Total Farmer Mac Guaranteed Securities	—	—	5,839,387	5,839,387
USDA Securities:
Trading	—	—	11,558	11,558
Total USDA Securities	—	—	11,558	11,558
Financial derivatives	—	5,142	—	5,142
Total Assets at fair value	$829,268	$1,346,096	$5,874,075	$8,049,439
Liabilities:
Financial derivatives	$366	$22,204	$—	$22,570
Total Liabilities at fair value	$366	$22,204	$—	$22,570
Non-recurring:
Assets:
Loans held for investment	$—	$—	$343	$343
Total Non-recurring Assets at fair value	$—	$—	$343	$343

Assets and Liabilities Measured at Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$18,814	$18,814
Floating rate asset-backed securities	—	34,210	—	34,210
Floating rate Government/GSE guaranteed mortgage-backed securities	—	1,290,187	—	1,290,187
Fixed rate GSE guaranteed mortgage-backed securities	—	486	4,333	4,819
Fixed rate senior agency debt	—	99,951	—	99,951
Fixed rate U.S. Treasuries	767,424	—	—	767,424
Total available-for-sale	767,424	1,424,834	23,147	2,215,405
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—	5,471,914	5,471,914
Total Farmer Mac Guaranteed Securities	—	—	5,471,914	5,471,914
USDA Securities:
Trading	—	—	13,515	13,515
Total USDA Securities	—	—	13,515	13,515
Financial derivatives	—	7,093	—	7,093
Total Assets at fair value	$767,424	$1,431,927	$5,508,576	$7,707,927
Liabilities:
Financial derivatives	$36	$26,563	$—	$26,599
Total Liabilities at fair value	$36	$26,563	$—	$26,599
Non-recurring:
Assets:
Loans held for investment	$—	$—	$508	$508
Total Non-recurring Assets at fair value	$—	$—	$508	$508

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which Farmer Mac has used significant unobservable inputs to determine fair value. Net transfers in and/or out of Level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no liabilities measured at fair value using significant unobservable inputs during the three months ended March 31, 2018 and 2017.

Table 8.2

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended March 31, 2018
	Beginning Balance	Cumulative Effect from Change in Hedge Accounting	Purchases	Sales	Settlements	Realized and Unrealized (Losses) included in Income	Unrealized Gains/(Losses) included in Other Comprehe- nsive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$18,814	—	$—	$—	$—	$—	$196	$19,010
Fixed rate GSE guaranteed mortgage-backed securities	4,333	—	—	—	(109)	—	(104)	4,120
Total available-for-sale	23,147	—	—	—	(109)	—	92	23,130
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	5,471,914	487	655,447	—	(290,268)	(18,948)	20,755	5,839,387
Total available-for-sale	5,471,914	487	655,447	—	(290,268)	(18,948)	20,755	5,839,387
USDA Securities:
Available-for-sale	—	—	34,293	(34,293)	—	—	—	—
Trading(1)	13,515	—	—	—	(1,973)	16	—	11,558
Total USDA Securities	13,515	—	34,293	(34,293)	(1,973)	16	—	11,558
Total Assets at fair value	$5,508,576	$487	$689,740	$(34,293)	$(292,350)	$(18,932)	$20,847	$5,874,075

(1)	Includes unrealized gains of $0.1 million attributable to assets still held as of March 31, 2018 that are recorded in "Gains/(losses) on trading securities."

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended March 31, 2017
	Beginning Balance	Transfers in	Purchases	Sales	Settlements	Realized and Unrealized Gains/(losses) included in Income	Unrealized Gains/(losses) included in Other Comprehe-nsive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$17,730	$—	$—	$—	$—	$—	$394	$18,124
Fixed rate GSE guaranteed mortgage-backed securities	$—	$7,041	$—	$—	$(112)	$—	$(2,110)	$4,819
Total available-for-sale	17,730	7,041	—	—	(112)	—	(1,716)	22,943
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	4,853,685	—	539,527	—	(161,907)	(3,215)	14,956	5,243,046
Total available-for-sale	4,853,685	—	539,527	—	(161,907)	(3,215)	14,956	5,243,046
USDA Securities:
Available-for-sale	—	—	32,589	(32,589)	—	—	—	—
Trading(1)	20,388	—	—	—	(1,704)	(82)	—	18,602
Total USDA Securities	20,388	—	32,589	(32,589)	(1,704)	(82)	—	18,602
Total Assets at fair value	$4,891,803	$7,041	$572,116	$(32,589)	$(163,723)	$(3,297)	$13,240	$5,284,591

(1)	Includes unrealized losses of $44,000 attributable to assets still held as of March 31, 2017 that are recorded in "Gains/(losses) on trading securities."

The following tables present additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in level 3 of the fair value hierarchy as of March 31, 2018 and December 31, 2017.

Table 8.3

	As of March 31, 2018
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,010	Indicative bids	Range of broker quotes	96.5% - 96.5% (96.5%)
Fixed rate GSE guaranteed mortgage-backed securities	$4,120	Discounted cash flow	Discount rate	3.1%
			CPR	0%
Farmer Mac Guaranteed Securities:
AgVantage	$5,839,387	Discounted cash flow	Discount rate	2.4% - 3.8% (2.7%)

USDA Securities	$11,558	Discounted cash flow	Discount rate	3.2% - 5.3% (5.0%)
			CPR	7% - 18% (16%)

	As of December 31, 2017
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$18,814	Indicative bids	Range of broker quotes	95.5% - 95.5% (95.5%)
Fixed rate GSE guaranteed mortgage-backed securities	$4,333	Discounted cash flow	Discount rate	2.9%
			CPR	—%
Farmer Mac Guaranteed Securities:
AgVantage	$5,471,914	Discounted cash flow	Discount rate	2.1% - 3.4% (2.4%)

USDA Securities	$13,515	Discounted cash flow	Discount rate	3.6% - 5.4% (5.0%)
			CPR	7% - 19% (17%)

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

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities, and guarantees and commitments as of March 31, 2018 and December 31, 2017:

Table 8.4

	As of March 31, 2018		As of December 31, 2017
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$493,258	$493,258	$302,022	$302,022
Investment securities	2,239,715	2,238,384	2,260,969	2,260,437
Farmer Mac Guaranteed Securities	8,006,115	8,021,430	7,588,806	7,598,188
USDA Securities	2,087,775	2,139,327	2,076,396	2,131,365
Loans	5,341,228	5,302,197	5,279,225	5,266,786
Financial derivatives	5,142	5,142	7,093	7,093
Guarantee and commitment fees receivable:
LTSPCs	36,558	36,035	33,871	35,718
Farmer Mac Guaranteed Securities	4,058	3,962	4,323	4,177
Financial liabilities:
Notes payable:
Due within one year	7,885,414	7,896,359	8,079,309	8,089,826
Due after one year	8,095,285	8,127,594	7,445,545	7,432,790
Debt securities of consolidated trusts held by third parties	1,431,475	1,463,653	1,386,652	1,404,945
Financial derivatives	22,570	22,570	26,599	26,599
Guarantee and commitment obligations:
LTSPCs	35,623	35,099	32,976	34,824
Farmer Mac Guaranteed Securities	3,485	3,388	3,722	3,576

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

The following tables present core earnings for Farmer Mac's operating segments and a reconciliation to consolidated net income for the three months ended March 31, 2018 and 2017:

Table 9.1

Core Earnings by Business Segment
For the Three Months Ended March 31, 2018
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$14,941	$5,070	$2,537	$17,832	$2,849	$—		$43,229
Less: reconciling adjustments(1)(2)(3)(4)	(2,401)	(670)	413	(3,008)	(462)	6,128		—
Net effective spread	12,540	4,400	2,950	14,824	2,387	6,128		—
Guarantee and commitment fees(2)	4,378	166	449	90	—	(1,584)		3,499
Other income/(expense)(3)	557	5	5	—	(139)	(3,688)		(3,260)
Non-interest income/(loss)	4,935	171	454	90	(139)	(5,272)		239

Provision for loan losses	431	—	—	—	—	—		431

Provision for reserve for losses	(21)	—	—	—	—	—		(21)
Other non-interest expense	(4,520)	(1,193)	(673)	(1,846)	(3,389)	—		(11,621)
Non-interest expense(5)	(4,541)	(1,193)	(673)	(1,846)	(3,389)	—		(11,642)
Core earnings before income taxes	13,365	3,378	2,731	13,068	(1,141)	856	(6)	32,257
Income tax (expense)/benefit	(2,807)	(709)	(574)	(2,744)	575	(179)		(6,438)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest	10,558	2,669	2,157	10,324	(566)	677	(6)	25,819
Preferred stock dividends	—	—	—	—	(3,295)	—		(3,295)
Segment core earnings/(losses)	$10,558	$2,669	$2,157	$10,324	$(3,861)	$677	(6)	$22,524

Total assets at carrying value	$4,306,960	$2,195,714	$1,043,335	$8,066,231	$2,784,996	$—		$18,397,236
Total on- and off-balance sheet program assets at principal balance	$6,932,002	$2,391,739	$1,729,797	$8,325,905	—	—		$19,379,443

(1)	Excludes the amortization of premiums and discounts on assets consolidated at fair value, originally included in interest income, to reflect core earnings amounts.

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

(5)	Includes directly attributable costs and an allocation of indirectly attributable costs based on employee headcount.

(6)
Net adjustments to reconcile to the corresponding income measures: core earnings before income taxes reconciled to income before income taxes; core earnings before preferred stock dividends and attribution of income to non-controlling interest reconciled to net income; and segment core earnings reconciled to net income attributable to common stockholders.

Core Earnings by Business Segment
For the Three Months Ended March 31, 2017
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$12,754	$5,283	$2,948	$13,502	$2,584	$—		$37,071
Less: reconciling adjustments(1)(2)(3)(4)	(2,243)	(722)	(380)	(887)	(313)	4,545		—
Net effective spread	10,511	4,561	2,568	12,615	2,271	4,545		—
Guarantee and commitment fees(2)	4,295	74	492	455	—	(1,472)		3,844
Other income/(expense)(3)(5)	194	14	5	—	267	2,472		2,952
Non-interest income/(loss)	4,489	88	497	455	267	1,000		6,796

Provision for loan losses	(637)	—	—	—	—	—		(637)

Provision for reserve for losses	193	—	—	—	—	—		193
Other non-interest expense	(4,065)	(1,087)	(587)	(1,521)	(3,482)	—		(10,742)
Non-interest expense(6)	(3,872)	(1,087)	(587)	(1,521)	(3,482)	—		(10,549)
Core earnings before income taxes	10,491	3,562	2,478	11,549	(944)	5,545	(7)	32,681
Income tax (expense)/benefit	(3,672)	(1,247)	(867)	(4,042)	984	(1,942)		(10,786)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest	6,819	2,315	1,611	7,507	40	3,603	(7)	21,895
Preferred stock dividends	—	—	—	—	(3,295)	—		(3,295)
Non-controlling interest	—	—	—	—	15	—		15
Segment core earnings/(losses)	$6,819	$2,315	$1,611	$7,507	$(3,240)	$3,603	(7)	$18,615

Total assets at carrying value	$3,693,360	$2,109,264	$1,005,187	$6,315,591	$2,808,355	$—		$15,931,757
Total on- and off-balance sheet program assets at principal balance	6,240,467	2,149,697	1,868,794	7,585,583	—	—		$17,844,541

(1)	Excludes the amortization of premiums and discounts on assets consolidated at fair value, originally included in interest income, to reflect core earnings amounts.

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

(6)	Includes directly attributable costs and an allocation of indirectly attributable costs based on employee headcount.

(7)
Net adjustments to reconcile to the corresponding income measures: core earnings before income taxes reconciled to income before income taxes; core earnings before preferred stock dividends and attribution of income to non-controlling interest reconciled to net income; and segment core earnings reconciled to net income attributable to common stockholders.

10.	INCOME TAXES

As a result of the changes to the U.S. tax code resulting from legislation enacted in December 2017, Farmer Mac's effective tax rate decreased from 35.5 percent for the year ended December 31, 2017 to 20.0 percent for the three months ended March 31, 2018. The effective tax rate was lower than the statutory corporate tax rate in first quarter 2018 due to net tax benefits recognized related to exercises of share-based compensation awards during first quarter 2018.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial information included in this report is consolidated to include the accounts of Farmer Mac and its two subsidiaries – Farmer Mac Mortgage Securities Corporation and Farmer Mac II LLC. The accounts of Contour Valuation Services, LLC (which began doing business as AgVisory during first quarter 2016) ("AgVisory"), Farmer Mac's former majority-owned subsidiary, are also included through March 31, 2017. Farmer Mac redeemed its ownership interest in AgVisory on May 1, 2017. This discussion and analysis of financial condition and results of operations should be read together with: (1) the interim unaudited consolidated financial statements and the related notes that appear elsewhere in this report; and (2) Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 8, 2018.

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

Management's expectations for Farmer Mac's future necessarily involve a number of assumptions and estimates and the evaluation of risks and uncertainties.  Various factors or events, both known and unknown, could cause Farmer Mac's actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under "Risk Factors" in Part I, Item 1A of Farmer Mac's Annual Report on Form 10-K for the fiscal period ended December 31, 2017 filed with the SEC on March 8, 2018, and uncertainties regarding:

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

•	the effect of any changes in Farmer Mac's executive leadership;

•	developments in the financial markets, including possible investor, analyst, and rating agency reactions to events involving government-sponsored enterprises, including Farmer Mac;

•	changes in the level and direction of interest rates, which could, among other things, affect the value of collateral securing Farmer Mac's agricultural mortgage loan assets;

•	the degree to which Farmer Mac is exposed to basis risk, which results from fluctuations in Farmer Mac's borrowing costs relative to market indexes such as LIBOR; and

•	volatility in commodity prices relative to costs of production, changes in U.S. trade policies, and/or fluctuations in export demand for U.S. agricultural products.

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

Overview

Farmer Mac increased its outstanding business volume by $0.4 billion from the end of 2017 to $19.4 billion as of March 31, 2018. The primary driver of the increase was net portfolio growth of $0.4 billion in purchases of AgVantage securities. Farmer Mac also grew its Farm & Ranch loan portfolio by $0.1 billion during first quarter 2018 despite the large amount of repayments occurring during the first quarter as a result of the January 1 payment date on almost all loans in this portfolio. Farmer Mac's overall credit quality improved moderately during first quarter 2018 compared to December 31, 2017, as total allowance for losses and 90-day delinquencies decreased modestly both in dollars and as a percentage of the Farm & Ranch portfolio. Substandard assets remained relatively flat from the end of 2017. Substandard assets and 90-day delinquencies as a percentage of the Farm & Ranch portfolio remained below Farmer Mac's historical average substandard assets rate and historical average 90-day delinquency rate, respectively.

As a result of the changes to the U.S. tax code resulting from legislation enacted in December 2017, Farmer Mac's effective tax rate decreased from 35.5 percent for the year ended December 31, 2017 to 20.0 percent for the three months ended March 31, 2018. Farmer Mac also increased its quarterly dividend on all three classes of its common stock by 61 percent from $0.36 per share in each quarter of 2017 to $0.58 per share for first quarter 2018.

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

Net Income and Core Earnings

Farmer Mac's net income attributable to common stockholders for first quarter 2018 was $22.5 million, compared to $16.7 million in fourth quarter 2017 for $18.6 million in first quarter 2017.

The $5.8 million sequential increase in net income attributable to common stockholders was driven by an increase of $1.5 million after-tax in net interest income and the impact of the lower federal corporate income tax rate, which resulted in a $4.5 million decrease in income tax expense for first quarter 2018. Also contributing to the sequential increase were (1) the absence in first quarter 2018 of $1.4 million in income tax expense resulting from the re-measurement of deferred tax assets recorded in fourth quarter 2017 due to the enactment of the new federal income tax legislation; and (2) a decrease of $0.7 million after-tax in total allowance for losses. The increase was offset in part by (1) a $1.6 million after-tax decrease in gains in fair value of financial derivatives and hedged assets; and (2) a $1.1 million after-tax increase in compensation and employee benefits expenses due to the absence in first quarter 2018 of the recoupment of compensation costs that occurred in fourth quarter 2017 as a result of the termination of employment of Farmer Mac's former President and Chief Executive Officer in December 2017.

The $3.9 million year-over-year increase in net income attributable to common stockholders was driven by an increase of $4.9 million after-tax in net interest income. Also contributing to the year-over-year increase was the aforementioned $4.5 million decrease in income tax expense. The increase was offset in part by (1) a $5.0 million after-tax decrease in gains in fair value of financial derivatives and hedged assets; and (2) a $0.9 million after-tax increase in non-interest expense in first quarter 2018, primarily attributable to higher compensation and employee benefits expenses and higher general and administrative ("G&A") expenses.

Farmer Mac's non-GAAP core earnings for first quarter 2018 were $21.8 million, compared to $17.9 million in fourth quarter 2017 and $15.0 million in first quarter 2017.

The $3.9 million sequential increase in core earnings was primarily attributable to (1) a decrease in income tax expense of $5.5 million in first quarter 2018 attributable primarily to the lower federal corporate income tax rate; and (2) a $0.7 million after-tax decrease in credit-related expenses due to a release of the total allowance for losses of $0.3 million after-tax in first quarter 2018 compared to a provision to the total allowance for losses of $0.4 million after-tax in fourth quarter 2017. The increase was offset in part primarily by a $1.1 million after-tax increase in operating expenses, driven by higher compensation and employee benefits expenses. The increase in compensation and employee benefits expenses was due to the absence in first quarter 2018 of the recoupment of compensation costs that occurred in fourth quarter 2017 as a result of the termination of employment of Farmer Mac's former President and Chief Executive Officer in December 2017.

The $6.8 million year-over-year increase in core earnings was primarily attributable to a $3.6 million after-tax increase in net effective spread. Also contributing to the increase were (1) a $2.6 million decrease in income tax expense attributable to the lower federal corporate income tax rate; and (2) a $0.7 million decrease in credit-related expenses, primarily attributable to a release of the total allowance for losses of $0.3 million after-tax in first quarter 2018 compared to a provision to the total allowance for losses of $0.4 million after-tax in first quarter 2017. The year-over-year increase in core earnings was offset in part by a $0.7 million after-tax increase in operating expenses.

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

Net Interest Income and Net Effective Spread

Net interest income was $43.2 million for first quarter 2018, compared to $41.3 million for fourth quarter 2017 and $37.1 million for first quarter 2017. The overall net interest yield was 0.98 percent for first quarter 2018, compared to 0.94 percent for fourth quarter 2017 and 0.96 percent for first quarter 2017.

The $1.9 million sequential increase was driven primarily by fair value changes on financial derivatives and corresponding financial assets and liabilities in fair value hedge relationships. Effective first quarter 2018, Farmer Mac adopted Accounting Standard Update ("ASU") 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The new accounting guidance requires the changes in the fair value of both the financial derivative designated in a fair value hedge relationship and the corresponding hedged item to be recorded in the same line item in Farmer Mac's consolidated statements of operations. Thus, Farmer Mac recognizes changes in fair value of both the financial derivatives and corresponding hedged items within net interest income in its consolidated statements of operations. Prior to first quarter 2018, changes in the fair value of financial derivatives designated in a fair value hedge relationship were recognized in "Gains/(losses) on financial derivatives and hedging activities" in Farmer Mac's consolidated statements of operations. Also contributing to the increase was net growth in Farm & Ranch loans and on-balance sheet AgVantage securities. Another factor contributing to the increase was the effect of an increase in short-term interest rates on assets and liabilities indexed to LIBOR due to the Federal Reserve's decisions since December 2017 to raise the target range for the federal funds rate. This effect on net interest income occurred because interest expense used to calculate net interest income does not include all the funding expenses related to these assets, specifically the expense on financial derivatives not designated in hedge relationships. The increase in net interest income was offset in part by an increase in net yield adjustments related to amortization of premiums and discounts on assets consolidated at fair value. The 4 basis point sequential increase in net interest yield was primarily attributable to the aforementioned fair value changes on financial derivatives and corresponding financial assets and liabilities in fair value hedge relationships included in net interest income in first quarter 2018.

The $6.2 million year-over-year increase in net interest income was driven by net growth in on-balance sheet AgVantage securities, Farm & Ranch loans, and USDA Securities. Another factor contributing to the increase was the effect of an increase in short-term interest rates on assets and liabilities indexed to LIBOR due to the Federal Reserve's decisions since December 2016 to raise the target range for the federal funds rate. As noted above, the effect on net interest income occurred because interest expense does not include the expense on financial derivatives not designated in hedge relationships. Also contributing to the increase were the aforementioned fair value changes on financial derivatives and corresponding financial assets and liabilities in fair value hedge relationships. The increase was offset in part by an increase in net yield adjustments related to amortization of premiums and discounts on assets consolidated at fair value. The 2 basis point year-over-year increase in net interest yield was primarily driven by an increase in the aforementioned fair value changes on financial derivatives and corresponding financial assets and liabilities in fair value hedge relationships included in net interest income in first quarter 2018. This increase was offset in part by the dilutive effect of the refinancing of a $1.0 billion AgVantage security in second quarter 2017, $970.0 million of which was previously held by third party investors and reported as off-balance sheet business volume in the Institutional Credit line of business.

Net effective spread, a non-GAAP measure, was $37.1 million for first quarter 2018, compared to $37.5 million in fourth quarter 2017 and $32.5 million in first quarter 2017. In percentage terms, net effective spread was 0.91 percent for first quarter 2018, compared to 0.93 percent in fourth quarter 2017 and 0.90 percent in first quarter 2017. Farmer Mac uses net effective spread as an alternative measure to net interest income because management believes it is a useful metric that reflects the economics of the net spread between all the assets owned by Farmer Mac and all related funding, including any associated derivatives, some of which may not be included in net interest income.

The $0.4 million and 2 basis point sequential decrease in net effective spread in dollars and percentage terms was primarily attributable to two fewer days of interest in first quarter 2018 compared to fourth quarter 2017. The $4.6 million year-over-year increase in net effective spread in dollars was primarily attributable to the growth in outstanding business volume, which increased net effective spread by approximately $3.9 million. The 1 basis point year-over-year increase in net effective spread in percentage terms was primarily attributable to changes in Farmer Mac's funding strategies and improvements in LIBOR-based short-term funding costs for floating rate assets indexed to LIBOR and a reduction in the average balance of lower earning investment securities.

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

Business Volume

Farmer Mac added $1.4 billion of new business volume during first quarter 2018. The new business volume included purchases of $0.8 billion of AgVantage securities, purchases of $259.1 million of newly originated Farm & Ranch loans, Farm & Ranch loans added under LTSPCs of $159.1 million, purchases of $89.2 million of USDA Securities, the issuance of $34.3 million of Farmer Mac Guaranteed USDA Securities, and purchases of Rural Utilities loans of $8.6 million. Taking into account maturities and paydowns on existing assets, Farmer Mac's outstanding business volume was $19.4 billion as of March 31, 2018, an increase of $0.4 billion from December 31, 2017.

Capital

As of March 31, 2018, Farmer Mac's core capital level was $673.2 million, which was $136.9 million above the minimum capital level required by Farmer Mac's statutory charter.  As of December 31, 2017, Farmer Mac's core capital level was $657.1 million, which was $136.8 million above the minimum capital requirement. The increase in capital in excess of the minimum capital level was due primarily to an increase in retained earnings, which was mostly offset by an increase in minimum capital required to support the growth of on-balance sheet assets during first quarter 2018.

Credit Quality

As of March 31, 2018, Farmer Mac's total allowance for losses was $8.5 million (0.12 percent of the Farm & Ranch portfolio), compared to $8.9 million (0.13 percent of the Farm & Ranch portfolio) as of December 31, 2017. The $0.4 million release in first quarter 2018 from the total allowance for losses was primarily attributable to (1) paydowns or payoffs of loans with an existing allowance in amounts that exceeded the increase in the allowance associated with net volume growth in Farm & Ranch loans recorded in first quarter 2018, and (2) paydowns on existing substandard loans or an improvement in the risk ratings of certain substandard loans, which resulted in the reduction of the amount of substandard assets rated in the lowest credit quality tier.

As of March 31, 2018, Farmer Mac's substandard assets were $221.2 million (3.2 percent of the Farm & Ranch portfolio), compared to $221.3 million (3.2 percent of the Farm & Ranch portfolio) as of December 31, 2017. Farmer Mac's substandard asset volume remained flat from the prior quarter because assets newly classified as substandard were offset by upgrades in risk ratings, payoffs, and paydowns of existing substandard assets. As of March 31, 2018, the loan volume migrating into the substandard asset category was primarily comprised of livestock, feedgrains, and oilseeds.

As of March 31, 2018, Farmer Mac's 90-day delinquencies were $47.6 million (0.69 percent of the Farm & Ranch portfolio), compared to $48.4 million (0.71 percent of the Farm & Ranch portfolio) as of December 31, 2017. The modest sequential decrease in 90-day delinquencies is primarily attributable to (1) lower than expected seasonal delinquencies associated with loans that have annual (January 1st) and semi-annual (January 1st and July 1st) payment terms, which account for most of the loans in the Farm & Ranch portfolio; and (2) a paydown on $15.3 million in permanent planting loans to a single borrower that resulted in the loans becoming current.

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

Core Earnings and Core Earnings Per Share

Core earnings and core earnings per share principally differ from net income attributable to common stockholders and earnings per common share, respectively, by excluding the effects of fair value fluctuations. These fluctuations are not expected to have a cumulative net impact on Farmer Mac's financial condition or results of operations reported in accordance with GAAP if the related financial instruments are held to maturity, as is expected. Among other items, these fair value fluctuations have included unrealized gains or losses on financial derivatives and hedging activities. Variation margin is exchanged between Farmer Mac and its counterparties on both its cleared and non-cleared derivatives portfolios. Prior to first quarter 2017, Farmer Mac accounted for variation margin as collateral and associated unrealized gains or losses on its centrally cleared derivative contracts. However, beginning in first quarter 2017, as a result of a change in variation margin rules implemented by the Chicago Mercantile Exchange ("CME"), the central clearinghouse used by Farmer Mac, which was subsequently confirmed by the U.S. Commodity Futures Trading Commission ("CFTC"), the variation margin amounts exchanged between Farmer Mac and its counterparties on cleared derivatives are considered as partial settlement of each respective derivatives contract rather than collateral pledged by a counterparty. Therefore, Farmer Mac presents its cleared derivatives portfolio net of variation margin payments on its consolidated balance sheets and recognizes realized gains or losses as a result of these payments on its consolidated statements of operations. Farmer Mac believes that the economic character of these transactions remains the same as they were before the CME rule change. Even though these variation margin amounts are accounted for as realized gains or losses on financial derivatives and hedging activities as a result of the CME rule change and subsequent CFTC interpretation, this is not expected to have a cumulative net impact on Farmer Mac's financial condition or results of operations reported in accordance with GAAP because the related financial instruments are expected to be held to maturity. Therefore, the effects of realized gains or losses resulting from the exchange of variation margin on its cleared derivatives portfolio are excluded in the calculations of core earnings and core earnings per share.

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

Net Effective Spread

Farmer Mac uses net effective spread to measure the net spread Farmer Mac earns between its interest-earning assets and the related net funding costs of these assets. Net effective spread differs from net interest income and net interest yield because it excludes (1) the amortization of premiums and discounts on assets consolidated at fair value that are amortized as adjustments to yield in interest income over the contractual or estimated remaining lives of the underlying assets; (2) interest income and interest expense related to consolidated trusts with beneficial interests owned by third parties, which are presented on Farmer Mac's consolidated balance sheets as "Loans held for investment in consolidated trusts, at amortized cost;" and (3) beginning January 1, 2018, the fair value changes of financial derivatives and the corresponding assets or liabilities designated in a fair value hedge relationship. Farmer Mac excludes from net effective spread the premiums and discounts on assets consolidated at fair value because they either do not reflect actual cash premiums paid for the assets at acquisition or are not expected to have an economic effect on Farmer Mac's financial performance if the assets are held to maturity, as is expected. Farmer Mac also excludes from net effective spread the interest income and interest expense associated with the consolidated trusts and the average balance of the loans underlying these trusts to reflect management's view that the net interest income Farmer Mac earns on the related Farmer Mac Guaranteed Securities owned by third parties is effectively a guarantee fee. Accordingly, the excluded interest income and interest expense associated with consolidated trusts is reclassified to guarantee and commitment fees for purposes of determining Farmer Mac's core earnings.

Effective in first quarter 2018, Farmer Mac adopted ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." Prior to first quarter 2018, gains and losses on financial derivatives were included in "(Losses)/gains due to fair value changes" whether or not they were designated in hedge relationships. Beginning in first quarter 2018, gains and losses on financial derivatives in hedge relationships are included in either interest income or interest expense depending on the corresponding hedged financial asset or liability, respectively. Farmer Mac excludes from net effective spread those fair value changes of financial derivatives and the corresponding assets or liabilities designated in fair value hedge relationships because they are not expected to have an economic effect on Farmer Mac's financial performance if the financial derivatives and corresponding hedged items are held to maturity, as is expected.

Net effective spread also principally differs from net interest income and net interest yield because it includes the accrual of income and expense related to the contractual amounts due on financial derivatives that are not designated in hedge relationships ("undesignated financial derivatives"). Farmer Mac uses interest rate swaps to manage its interest rate risk exposure by synthetically modifying the interest rate reset or maturity characteristics of certain assets and liabilities. The accrual of the contractual amounts due on interest rate swaps designated in hedge relationships is included as an adjustment to the yield or cost of the hedged item and is included in net interest income. For undesignated financial derivatives, Farmer Mac records the income or expense related to the accrual of the contractual amounts due in "(Losses)/gains on financial derivatives and hedging activities" on the consolidated statements of operations. However, the accrual of the contractual amounts due for undesignated financial derivatives are included in Farmer Mac's calculation of net effective spread.

Net effective spread also includes the net effects of terminations or net settlements on financial derivatives and hedging activities. The inclusion of these items in net effective spread, along with the accrual of contractual amounts due for undesignated financial derivatives described above, is intended to reflect management's view of the complete net spread between an asset and all of its related funding, including any associated derivatives, whether or not they are designated in a hedge relationship. For additional details on the specific components that relate to the net effects of terminations or net settlements on financial derivatives and hedging activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."
For a reconciliation of net interest income and net interest yield to net effective spread, see Table 6 in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Net Interest Income."

Results of Operations

Farmer Mac's net income attributable to common stockholders for first quarter 2018 was $22.5 million ($2.10 per diluted common share), compared to $18.6 million ($1.73 per diluted common share) for first quarter 2017. Farmer Mac's non-GAAP core earnings for first quarter 2018 were $21.8 million ($2.03 per diluted common share), compared to $15.0 million ($1.39 per diluted common share) for first quarter 2017. For more information about the changes in net income attributable to common stockholders and core earnings, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Net Income and Core Earnings."

Reconciliations of Farmer Mac's net income attributable to common stockholders to core earnings and core earnings per share are presented in the following tables along with information about the composition of core earnings:

Table 1

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$22,524	$18,615
Less reconciling items:
Gains on financial derivatives and hedging activities due to fair value changes	285	4,805
Unrealized gains/(losses) on trading securities	16	(82)
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(686)	(127)
Net effects of terminations or net settlements on financial derivatives and hedging activities(1)	1,242	948
Income tax effect related to reconciling items	(180)	(1,941)
Sub-total	677	3,603
Core earnings	$21,847	$15,012

Composition of Core Earnings:
Revenues:
Net effective spread(2)	$37,101	$32,526
Guarantee and commitment fees(3)	5,083	5,316
Other(4)	428	485
Total revenues	42,612	38,327

Credit related (income)/expense (GAAP):
(Release)/provision for losses	(410)	444
REO operating expenses	16	—
(Gains)/losses on sale of REO	—	5
Total credit related (income)/expense	(394)	449

Operating expenses (GAAP):
Compensation and employee benefits	6,654	6,317
General and administrative	4,326	3,800
Regulatory fees	625	625
Total operating expenses	11,605	10,742

Net earnings	31,401	27,136
Income tax expense(5)	6,259	8,844
Net loss attributable to non-controlling interest (GAAP)	—	(15)
Preferred stock dividends (GAAP)	3,295	3,295
Core earnings	$21,847	$15,012

Core earnings per share:
Basic	$2.06	$1.42
Diluted	2.03	1.39
Weighted-average shares:
Basic	10,622	10,551
Diluted	10,741	10,782

(1)
Effective in fourth quarter 2017, Farmer Mac revised its methodology for calculating net effective spread, which is a component of core earnings, to also include the net effects of terminations or net settlements on financial derivatives and hedging activities. All prior period information has been recast to reflect the revised methodology. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Measures—Net Effective Spread" and the information set forth below.

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

Table 2

Reconciliation of GAAP Basic Earnings Per Share to Core Earnings - Basic Earnings Per Share
	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands, except per share amounts)
GAAP - Basic EPS	$2.12	$1.76
Less reconciling items:
Gains on financial derivatives and hedging activities due to fair value changes	0.03	0.45
Unrealized gains/(losses) on trading securities	—	(0.01)
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(0.06)	(0.01)
Net effects of terminations or net settlements on financial derivatives and hedging activities	0.12	0.09
Income tax effect related to reconciling items	(0.03)	(0.18)
Sub-total	0.06	0.34
Core Earnings - Basic EPS	$2.06	$1.42

Shares used in per share calculation (GAAP and Core Earnings)	10,622	10,551

Reconciliation of GAAP Diluted Earnings Per Share to Core Earnings - Diluted Earnings Per Share
	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands, except per share amounts)
GAAP - Diluted EPS	$2.10	$1.73
Less reconciling items:
Gains on financial derivatives and hedging activities due to fair value changes	0.03	0.45
Unrealized gains/(losses) on trading securities	—	(0.01)
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(0.06)	(0.01)
Net effects of terminations or net settlements on financial derivatives and hedging activities	0.12	0.09
Income tax effect related to reconciling items	(0.02)	(0.18)
Sub-total	0.07	0.34
Core Earnings - Diluted EPS	$2.03	$1.39

Shares used in per share calculation (GAAP and Core Earnings)	10,741	10,782

The four non-GAAP reconciling items between net income attributable to common stockholders and core earnings are:

1. Gains on financial derivatives and hedging activities due to fair value changes. The table below calculates the non-GAAP reconciling item for gains/(losses) on financial derivatives and hedging activities due to fair value changes.

Table 3

Non-GAAP Reconciling Items for Gains/(Losses) on Financial Derivatives and Hedging Activities
	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands)
Fair value hedges:
(Losses)/gains due to fair value changes (see Table 4.2)	$2,838	$(3,878)
Initial cash payment received at inception of swap(1)	(274)	—
No hedge designation:
(Losses)/gains due to fair value changes (see Table 8)	(2,279)	8,683
Gains on financial derivatives and hedging activities due to fair value changes	$285	$4,805

(1)
Relates to initial cash payments received at the inception of a swap designated in a fair value hedge. These initial cash payments were previously recognized in "(Losses)/gains on financial derivatives and hedging activities" in the statement of operations. Upon adoption of ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," for financial derivatives designated in fair value hedge relationships, the changes in the fair values of the derivative and the associated hedged item are recorded within net interest income. For core earnings purposes, these initial cash payments are deferred and amortized as net yield adjustments over the term of the related debt.

2. Unrealized gains/(losses) on trading securities. The unrealized gains/(losses)/ on trading securities are reported on Farmer Mac's consolidated statements of operations, which represent changes during the period in fair values for trading assets remaining on Farmer Mac's balance sheet as of the end of the reporting period.
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

Net Interest Income.  The following table provides information regarding interest-earning assets and funding for the three months ended March 31, 2018 and 2017. The average balance of non-accruing loans is included in the average balance of loans, Farmer Mac Guaranteed Securities, and USDA Securities presented, though the related income is accounted for on a cash basis.  Therefore, as the average balance of non-accruing loans and the income received increases or decreases, the net interest income and yield will fluctuate accordingly.  The average balance of loans in consolidated trusts with beneficial interests owned by third parties is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities.  The interest income and expense associated with these trusts are shown in the net effect of consolidated trusts.

Table 4

	For the Three Months Ended
	March 31, 2018			March 31, 2017
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$2,639,766	$11,463	1.74%	$2,798,774	$7,243	1.04%
Loans, Farmer Mac Guaranteed Securities and USDA Securities(1)	13,627,493	95,161	2.79%	11,581,160	69,345	2.40%
Total interest-earning assets	16,267,259	106,624	2.62%	14,379,934	76,588	2.13%
Funding:
Notes payable due within one year	3,902,446	13,716	1.41%	5,806,490	10,499	0.72%
Notes payable due after one year(2)	11,652,847	51,263	1.76%	7,961,194	30,490	1.53%
Total interest-bearing liabilities(3)	15,555,293	64,979	1.67%	13,767,684	40,989	1.19%
Net non-interest-bearing funding	711,966	—		612,250	—
Total funding	16,267,259	64,979	1.60%	14,379,934	40,989	1.14%
Net interest income/yield prior to consolidation of certain trusts	16,267,259	41,645	1.02%	14,379,934	35,599	0.99%
Net effect of consolidated trusts(4)	1,381,481	1,584	0.46%	1,134,608	1,472	0.52%
Net interest income/yield	$17,648,740	$43,229	0.98%	$15,514,542	$37,071	0.96%

(1)	Excludes interest income of $12.9 million and $10.0 million in first quarter 2018 and 2017, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(2)	Includes current portion of long-term notes.

(3)	Excludes interest expense of $11.3 million and $8.5 million in first quarter 2018 and 2017, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(4)	Includes the effect of consolidated trusts with beneficial interests owned by third parties.

Net interest income was $43.2 million for the three months ended March 31, 2018, compared to $37.1 million for the same period in 2017. The overall net interest yield was 0.98 percent for the three months ended March 31, 2018, compared to 0.96 percent for the same period in 2017.

The $6.2 million increase in net interest income for the first quarter 2018 compared to the same period in 2017 was driven by net growth in on-balance sheet AgVantage securities, Farm & Ranch loans, and USDA Securities. Another factor contributing to the increase was the effect of an increase in short-term interest rates on assets and liabilities indexed to LIBOR due to the Federal Reserve's decisions since December 2016 to raise the target range for the federal funds rate. The effect on net interest income occurred because interest expense does not include the expense on financial derivatives not designated in hedge relationships. Also contributing to the increase were the fair value changes on financial derivatives and corresponding financial assets and liabilities in fair value hedge relationships. The increase was offset in part by an increase in net yield adjustments related to amortization of premiums and discounts on assets consolidated at fair value. The 2 basis point year-over-year increase in net interest yield was primarily driven by an increase in the aforementioned fair value changes on financial derivatives and corresponding financial assets and liabilities in fair value hedge relationships offset in part by the effect of the refinancing in second quarter 2017 of a $1.0 billion AgVantage security, $970.0 million of which was previously held by third-party investors and reported as off-balance sheet business volume in the Institutional Credit line of business.

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

Table 5

	For the Three Months Ended March 31, 2018 Compared to Same Period in 2017
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$4,653	$(433)	$4,220
Loans, Farmer Mac Guaranteed Securities and USDA Securities	12,514	13,302	25,816
Total	17,167	12,869	30,036
Expense from other interest-bearing liabilities	18,145	5,845	23,990
Change in net interest income prior to consolidation of certain trusts(1)	$(978)	$7,024	$6,046

(1)	Excludes the effect of debt in consolidated trusts with beneficial interests owned by third parties.

The following table presents a reconciliation of net interest income and net yield to net effective spread.  Net effective spread is measured by: including (1) expenses related to undesignated financial derivatives and hedging activities, which consists of income or expense related to contractual amounts due on financial derivatives not designated in hedge relationships (the income or expense related to financial derivatives designated in hedge relationships is already included in net interest income), and (2) the amortization of losses due to terminations or net settlements of financial derivatives and hedging activities; and excluding (3) the amortization of premiums and discounts on assets consolidated at fair value, (4) the net effects of consolidated trusts with beneficial interests owned by third parties, and (5) beginning in first quarter of 2018, the fair value changes of financial derivatives and corresponding financial assets or liabilities in fair value hedge relationships. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Measures—Net Effective Spread" for more information regarding the explanation of net effective spread.

Table 6

	For the Three Months Ended
	March 31, 2018		March 31, 2017
	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income/yield	$43,229	0.98%	$37,071	0.96%
Net effects of consolidated trusts	(1,584)	0.04%	(1,472)	0.03%
Expense related to undesignated financial derivatives	(2,302)	(0.06)%	(2,867)	(0.08)%
Amortization of premiums/discounts on assets consolidated at fair value	694	0.02%	134	—%
Amortization of losses due to terminations or net settlements on financial derivatives and hedging activities	(98)	—%	(340)	(0.01)%
Fair value changes on fair value hedge relationships	(2,838)	(0.07)%	—	—%
Net effective spread	$37,101	0.91%	$32,526	0.90%

Net effective spread was $37.1 million for first quarter 2018 compared to $32.5 million for the same period in 2017. In percentage terms, net effective spread for first quarter 2018 was 0.91 percent compared to 0.90 percent for the same period in 2017.

The $4.6 million year-over-year increase in net effective spread in dollars was primarily attributable to growth in outstanding business volume, which increased net effective spread by approximately $3.9 million. The 1 basis point year-over-year increase in net effective spread in percentage terms was primarily attributable to changes in Farmer Mac's funding strategies and improvements in LIBOR-based short-term funding costs for floating rate assets indexed to LIBOR and a reduction in the average balance of lower earning investment securities.

See Note 9 to the consolidated financial statements for more information regarding net interest income and net effective spread from Farmer Mac's individual business segments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Supplemental Information" for quarterly net effective spread by line of business.

Provision for and Release of Allowance for Loan Losses and Reserve for Losses. The following table summarizes the components of Farmer Mac's total allowance for losses for the three months ended March 31, 2018 and 2017:

Table 7

	For the Three Months Ended
	March 31, 2018			March 31, 2017
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
For the Three Months Ended:
Beginning Balance	$6,796	$2,070	$8,866	$5,415	$2,020	$7,435
(Release of)/provision for losses	(431)	21	(410)	637	(193)	444
Charge-offs	—	—	—	(241)	—	(241)
Ending Balance	$6,365	$2,091	$8,456	$5,811	$1,827	$7,638

As of March 31, 2018 and March 31, 2017, Farmer Mac's allowance for loan losses was $6.4 million and $5.8 million, respectively, and its reserve for losses was $2.1 million and $1.8 million, respectively.

The releases to the allowance for loan losses recorded during first quarter 2018 were attributable to (1) paydowns or payoffs of loans with an existing allowance in amounts that exceeded the increase in the allowance associated with net volume growth in Farm & Ranch loans recorded in first quarter 2018, and (2) paydowns on existing substandard loans or an improvement in the risk ratings of certain substandard loans, which resulted in the reduction of the amount of substandard assets rated in the lowest credit quality tier.

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

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs, were $3.5 million for first quarter 2018, compared to $3.8 million for first quarter 2017. The decrease in guarantee and commitment fees was attributable to the refinancing of a $1.0 billion AgVantage security with Metropolitan Life Insurance Company ("MetLife") in April 2017 into on-balance sheet AgVantage securities earning interest income. Previously, $970.0 million of the $1.0 billion AgVantage security that matured in April 2017 had been sold to third parties and were reported as off-balance sheet business volume in the Institutional Credit line of business on which Farmer Mac earned a guarantee fee. Also contributing to the decrease was a lower average outstanding balance of off-balance sheet Farm & Ranch Guaranteed Securities and Farm & Ranch loans underlying LTSPCs. The decrease was offset in part by an increase in the average outstanding balance of off-balance sheet Farmer Mac Guaranteed USDA Securities.

(Losses)/Gains on Financial Derivatives and Hedging Activities.  The effect of unrealized and realized gains on Farmer Mac's financial derivatives and hedging activities was net losses of $3.9 million for first quarter 2018, compared to net gains of $2.5 million for first quarter 2017.

The components of gains and losses on financial derivatives and hedging activities for the three months ended March 31, 2018 and 2017 are summarized in the following table:

Table 8

	For the Three Months Ended
	March 31, 2018(1)	March 31, 2017
	(in thousands)
Fair value hedges:
(Losses)/gains due to fair value changes:
Financial derivatives(2)	$—	$1,526
Hedged items	—	(5,404)
(Losses)/gains on fair value hedging activities	—	(3,878)
Cash flow hedges:
Loss recognized (ineffective portion)	—	(29)
Losses on cash flow hedges	—	(29)
No hedge designation:
(Losses)/Gains due to fair value changes	(2,279)	8,683
Accrual of contractual payments	(2,302)	(2,838)
Gains/(losses) due to terminations or net settlements	731	548
(Losses)/gains on financial derivatives not designated in hedging relationships	(3,850)	6,393
(Losses)/gains on financial derivatives and hedging activities	$(3,850)	$2,486

(1)
Effective in first quarter 2018, Farmer Mac adopted ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." For financial derivatives designated in fair value hedge relationships, changes in the fair values of the derivative and the associated hedged item are recorded within net interest income. For financial derivatives designated in cash flow hedge relationships, changes in the fair values of the derivative and the associated hedged item are recorded within accumulated other comprehensive income and reclassified to net interest income when the hedged item impacts earnings.

(2)
Included in the assessment of hedge effectiveness as of March 31, 2017, but excluded from the amounts in the table, were gains of $3.6 million for the three months ended March 31, 2017, attributable to the fair value of the swaps at the inception of the hedging relationship. Accordingly, the amounts recognized as hedge ineffectiveness for the three months ended March 31, 2017 were losses of $0.3 million.

The adoption of the new hedge accounting guidance ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," effective first quarter 2018, impacted the presentation in Table 8 above. Beginning in first quarter 2018, gains and losses due to fair value changes on financial derivatives designated in fair value hedge relationships are included in either interest income or interest expense depending on the corresponding hedged financial asset or liability, respectively. For cash flow hedges, both the effective and ineffective portions of the changes in the fair values of the derivative instruments are recorded in accumulated other comprehensive income (AOCI) and reclassified to net interest income when the hedged item impacts earnings. Thus, for first quarter 2018, the table above only presents changes in the fair values of Farmer Mac's open financial derivative positions that are not designated in hedge relationships. Prior to first quarter 2018, gains and losses on financial derivatives were included in "(Losses)/gains due to fair value changes" whether or not they were designated in hedge relationships. Thus, for first quarter 2017, the table above presents gains and losses on all financial derivatives in "(Losses)/gains due to fair value changes." These changes in fair value are primarily the result of fluctuations in long-term interest rates. The accrual of periodic cash settlements for interest paid or received from Farmer Mac's interest rate swaps that are not designated in hedge relationships is shown as expense related to financial derivatives.  Payments or receipts to terminate derivative positions or net cash settled forward sales contracts on the debt of other GSEs and U.S. Treasury futures that are not designated in hedge relationships and initial cash payments received upon the inception of certain swaps not designated in a hedge relationship are included in "Gains/(losses) due to terminations or net settlements" in the table above. For swaps not designated in a hedge relationship, when there is no direct payment arrangement between a swap dealer counterparty and a debt dealer issuing Farmer Mac's medium-term notes for a particular transaction, Farmer Mac may receive an initial cash payment from the swap dealer at the inception of the swap to offset dollar-for-dollar the amount of the discount on the associated hedged debt. Changes in the fair value of these swaps are recognized immediately in "Gains/(losses) on financial derivatives and hedging activities," whereas the offsetting discount on the hedged debt is amortized over the term of the debt as an adjustment to its yield. The amounts of initial cash payments received by Farmer Mac vary depending upon the number of the aforementioned type of swaps it executes during a quarter.

Gains/(Losses) on Trading Securities.  During the three months ended March 31, 2018, Farmer Mac recorded $16,000 of unrealized gains on trading securities, compared to unrealized losses of $0.1 million for the three months ended March 31, 2017.

Other Income. Other income totaled $0.6 million for both first quarter 2018 and 2017, respectively. Other income during first quarter 2017 included the recognition of $0.3 million of appraisal fees received by Farmer Mac's former consolidated appraisal company subsidiary, AgVisory, compared to none for first quarter 2018. As of May 1, 2017, Farmer Mac transferred its entire 65% ownership interest in AgVisory back to the limited liability company. Farmer Mac recognized a loss of approximately $0.1 million upon the transfer.

Compensation and Employee Benefits.  Compensation and employee benefits were $6.7 million for first quarter 2018, compared to $6.3 million for first quarter 2017. The increase in compensation and employee benefits in first quarter 2018 compared to first quarter 2017 was due primarily to an increase in headcount and related employee health insurance costs and higher payouts of variable incentive compensation resulting from actual performance exceeding certain performance target amounts during 2017.

General and Administrative Expenses.  General and administrative expenses were $4.3 million for first quarter 2018, compared to $3.8 million for first quarter 2017. The increase in general and administrative expenses for first quarter 2018 compared to first quarter 2017 was due primarily to higher expenses related to (1) continued technology and business infrastructure investments; (2) legal fees related to general corporate matters, including fees related to the development of new products, a higher number of AgVantage transactions, and the termination of employment of Farmer Mac's former President and Chief Executive Officer; (3) building lease expenses due to new leases for office space entered into during 2017; and (4) expenses related to business development efforts.

Regulatory Fees.  Regulatory fees, which consist of the fees paid to the Farm Credit Administration ("FCA"), an independent agency in the executive branch of the United States government that regulates Farmer Mac, were $0.6 million for first quarter 2018, compared to $0.6 million for first quarter 2017. FCA advised Farmer Mac that its estimated fees for the federal fiscal year ending September 30, 2018 would remain at $2.5 million ($0.625 million per federal fiscal quarter), the same amount as compared to the prior federal fiscal year.  After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.

Income Tax Expense.  Income tax expense was $6.4 million for first quarter 2018, compared to $10.8 million for first quarter 2017. The decrease in income tax expense in first quarter 2018 compared to first quarter 2017 was primarily due to a lower effective tax rate under the new tax legislation enacted in December 2017. The effective tax rate for first quarter 2018 was lower than the statutory corporate tax rate due to the effect of exercises of share-based compensation awards during first quarter 2018.

Business Volume.  During first quarter 2018, Farmer Mac added $1.4 billion of new business volume, compared to $1.1 billion in first quarter 2017. Specifically, Farmer Mac:

•	purchased $813.3 million of AgVantage securities;

•	purchased $259.1 million of newly originated Farm & Ranch loans;

•	added $159.1 million of Farm & Ranch loans under LTSPCs;

•	purchased $89.2 million of USDA Securities;

•	issued $34.3 million of Farmer Mac Guaranteed USDA Securities; and

•	purchased $8.6 million of Rural Utilities loans.

Farmer Mac's outstanding business volume was $19.4 billion as of March 31, 2018, an increase of $372.1 million from December 31, 2017. The increase in Farmer Mac's outstanding business volume was driven by net portfolio growth in AgVantage securities from one of Farmer Mac's long-standing issuers, National Rural Utilities Cooperative Finance Corporation ("CFC"), which increased its outstanding AgVantage business volume with Farmer Mac by $313.9 million in first quarter 2018. Farmer Mac also experienced net portfolio growth in AgVantage securities from Rabobank N.A., which increased its outstanding AgVantage business volume with Farmer Mac by $100.0 million in first quarter 2018. Also, Farmer Mac grew its Farm & Ranch portfolio by $75.6 million despite the large amount of repayments occurring during first quarter as a result of the January 1 payment date on almost all loans in that portfolio. Farmer Mac's net portfolio growth was offset by a decrease of $120.0 million in outstanding business volume resulting from the partial termination of an outstanding LTSPC pool of loans with CFC in the Rural Utilities line of business.

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

Table 9

New Business Volume – Farmer Mac Loan Purchases, Guarantees, LTSPCs, and AgVantage Securities
	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands)
Farm & Ranch:
Loans	$259,111	$314,137
LTSPCs	159,065	113,261
USDA Guarantees:
USDA Securities	89,232	92,555
Farmer Mac Guaranteed USDA Securities	34,293	38,546
Rural Utilities:
Loans	8,645	27,341
Institutional Credit:
AgVantage securities	813,337	561,407
Total purchases, guarantees, LTSPCs, and AgVantage securities	$1,363,683	$1,147,247

New business volume for loans purchased within the Farm & Ranch line of business for first quarter 2018 decreased moderately from first quarter 2017 due to a combination of reduced borrower demand resulting from a rising interest rate environment and the lower average size of loans purchased. The higher average size of loans purchased during first quarter 2017 was significantly influenced by the purchase of one $25.0 million loan that was not replicated in first quarter 2018. During first quarter 2018, Farmer Mac purchased 456 Farm & Ranch loans with an average unpaid principal balance of $570,000, compared to 440 Farm & Ranch loans purchased with an average unpaid principal balance of $714,000 during first quarter 2017. The increase in new business volume for loans added under LTSPCs within the Farm & Ranch line of business in first quarter 2018 compared to first quarter 2017 reflected an increase in demand among Farm Credit System institutions and other agricultural lenders for the LTSPC product. The moderate decrease in new business volume in the USDA Guarantees line of business in first quarter 2018 compared to the same period in 2017 reflected an increase in competition for these loans and a slight decrease in the use by lenders of USDA guaranteed loan programs due to the increasing preference of borrowers to seek loans directly from the USDA instead of from these lenders. Loan purchase volume in the Rural Utilities line of business decreased in first quarter 2018 compared to first quarter 2017 primarily as a result of a lack of loan purchase opportunities for larger, more competitive loans to rural utilities borrowers. Farmer Mac did not add loans under LTSPCs in the Rural Utilities line of business during first quarter 2018 or 2017. Changes in AgVantage securities volume are primarily driven by the generally larger transaction sizes for that product and the fluctuating funding and liquidity needs of Farmer Mac's customer network and scheduled maturity amounts. The volume of new AgVantage securities was higher in first quarter 2018 compared to first quarter 2017 primarily due to net new business with CFC and Rabobank N.A. within Farmer Mac's Institutional Credit line of business.

Based on market conditions, Farmer Mac either retains the loans it purchases or securitizes them and retains or sells Farmer Mac Guaranteed Securities backed by those loans.  The weighted-average age of the Farm & Ranch non-delinquent eligible loans purchased and retained (excluding the purchases of defaulted loans) during both first quarter 2018 and 2017 was less than one year. Of those loans, 68 percent and 78 percent had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 22.0 years and 17.7 years, respectively.

During first quarter 2018 and 2017, Farmer Mac securitized some of the Farm & Ranch loans it had purchased and sold the resulting Farmer Mac Guaranteed Securities in the amounts of $96.9 million and $117.0 million, respectively. Farmer Mac consolidates these loans and presents them as "Loans held for investment in consolidated trusts, at amortized cost" on the consolidated balance sheets. In first quarter 2018 and 2017, $29.8 million and $56.5 million, respectively, of Farmer Mac Guaranteed Securities were sold to Zions First National Bank, which is a related party to Farmer Mac.

The following table sets forth information regarding the Farmer Mac Guaranteed Securities issued during the periods indicated:

Table 10

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands)
Loans securitized and sold as Farm & Ranch Guaranteed Securities	$96,909	$117,018
Farmer Mac Guaranteed USDA Securities	34,293	38,546
AgVantage securities	813,337	561,407
Total Farmer Mac Guaranteed Securities issuances	$944,539	$716,971

The following table sets forth information regarding outstanding volume in each of Farmer Mac's four lines of business as of the dates indicated:

Table 11

Lines of Business - Outstanding Business Volume
	As of March 31, 2018	As of December 31, 2017
	(in thousands)
On-balance sheet:
Farm & Ranch:
Loans	$2,832,641	$2,798,906
Loans held in trusts:
Beneficial interests owned by third party investors	1,441,718	1,399,827
USDA Guarantees:
USDA Securities	2,077,708	2,068,017
Farmer Mac Guaranteed USDA Securities	29,596	29,980
Rural Utilities:
Loans	1,043,477	1,076,291
Institutional Credit:
AgVantage securities	8,014,349	7,593,322
Total on-balance sheet	$15,439,489	$14,966,343
Off-balance sheet:
Farm & Ranch:
LTSPCs	$2,343,146	$2,335,342
Guaranteed Securities	314,497	333,511
USDA Guarantees:
Farmer Mac Guaranteed USDA Securities	284,435	254,217
Rural Utilities:
LTSPCs(1)	686,320	806,342
Institutional Credit:
AgVantage securities	11,556	11,556
Revolving floating rate AgVantage facility(2)	300,000	300,000
Total off-balance sheet	$3,939,954	$4,040,968
Total	$19,379,443	$19,007,311

(1)	Includes $20.0 million related to one-year loan purchase commitments on which Farmer Mac receives a nominal unused commitment fee as of both March 31, 2018 and 2017.

(2)
During first quarter 2018, this facility was not utilized. During 2017, $100.0 million of this facility was drawn and subsequently repaid. Farmer Mac receives a fixed fee based on the full dollar amount of the facility. If the counterparty draws on the facility, the amounts drawn will be in the form of AgVantage securities, and Farmer Mac will earn interest income on those securities.

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities) and LTSPCs, USDA Securities, and Farmer Mac Guaranteed USDA Securities as of March 31, 2018:

Table 12

Schedule of Principal Amortization as of March 31, 2018
	Loans Held	Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed Securities and LTSPCs	USDA Securities and Farmer Mac Guaranteed USDA Securities	Total
	(in thousands)
2018	177,642	202,774	74,125	454,541
2019	235,800	253,020	107,247	596,067
2020	237,054	235,699	104,893	577,646
2021	246,310	270,631	107,662	624,603
2022	214,307	208,138	110,209	532,654
Thereafter	4,206,723	2,173,701	1,887,603	8,268,027
Total	$5,317,836	$3,343,963	$2,391,739	$11,053,538

Of the $19.4 billion outstanding principal balance of volume included in Farmer Mac's four lines of business as of March 31, 2018, $8.3 billion were AgVantage securities included in the Institutional Credit line of business.  Unlike business volume in the form of purchased loans, USDA Securities, and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, most AgVantage securities do not require periodic payments of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due. The following table summarizes by maturity date the outstanding principal amount of both on- and off-balance sheet AgVantage securities as of March 31, 2018:

Table 13

AgVantage Balances by Year of Maturity
As of
March 31, 2018
(in thousands)
2018(1)	2,148,913
2019	1,217,419
2020	1,233,305
2021	1,235,306
2022	567,057
Thereafter(2)	1,923,905
Total	$8,325,905

(1)	Includes the expiration of the $300.0 million revolving floating rate AgVantage facility.

(2)	Includes various maturities ranging from 2023 to 2048.

The weighted-average remaining maturity of the outstanding AgVantage securities shown in the table above was 4.7 years as of March 31, 2018.

As part of fulfilling its guarantee obligations for Farm & Ranch Guaranteed Securities and commitments to purchase eligible loans underlying LTSPCs, Farmer Mac purchases defaulted loans, all of which are at least 90 days delinquent or in material non-monetary default at the time of purchase, out of the loan pools underlying those securities and LTSPCs, and records the purchased loans as such on its balance sheet.  The purchase price for a defaulted loan purchased out of a pool of loans backing Farm & Ranch Guaranteed Securities is the then-current outstanding principal balance of the loan plus accrued and unpaid interest.  The purchase price for a defaulted loan purchased under an LTSPC is the then-current outstanding principal balance of the loan, with accrued and unpaid interest on the defaulted loan.  The purchase price of a defaulted loan is not an indicator of the expected loss on that loan; many other factors affect expected loss, if any, on any loan so purchased. The delinquent loans purchased out of securitized pools during first quarter 2018 and 2017 had a weighted-average age of 9 years and 10 years, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

The following table presents Farmer Mac's purchases of defaulted loans underlying Farm & Ranch Guaranteed Securities and LTSPCs for the periods indicated:

Table 14

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands)
Defaulted loans purchased underlying Farm & Ranch Guaranteed Securities owned by third party investors	$721	$—
Defaulted loans purchased underlying LTSPCs	—	311
Total loan purchases	$721	$311

Outlook

Farmer Mac continues to provide a stable source of liquidity, capital, and risk management tools as the secondary market that helps meet the financing needs of rural America. While the pace of Farmer Mac's growth will depend on the capital and liquidity needs of the participants in the rural financing business, Farmer Mac foresees opportunities for continued growth across all four of its lines of business, driven by several key factors:

•
As agricultural and rural utilities lenders face increased equity capital requirements under regulatory frameworks or seek to reduce exposure due to lending limits or concentration limits, Farmer Mac can provide relief for those institutions through loan purchases, guarantees, or LTSPCs.

•
While lending opportunities in the rural utilities industry generally remain steady, Farmer Mac believes there is an opportunity for growth among larger rural utilities borrowers because CFC, the only lender that currently participates in Farmer Mac's Rural Utilities line of business, from time to time partners with Farmer Mac to provide competitive pricing for transactions with these borrowers. Farmer Mac also believes that there are growth opportunities within its Institutional Credit line of business because it provides a competitive source of debt funding for CFC.

•
As a result of targeted marketing and brand awareness initiatives, product development efforts, and the emergence of institutional investors within agriculture, Farmer Mac's lender network and Institutional Credit customer base continues to expand, which may generate additional demand for Farmer Mac's products from new sources.

•
Consolidation, expansion, and vertical integration occurring across many sectors of the agricultural industry and in agricultural banking, coupled with Farmer Mac's new and expanded business relationships with larger regional and national lenders, has led to an increase in Farmer Mac's loan demand and the average transaction size within Farmer Mac's Farm & Ranch line of business.

Farmer Mac believes that these growth opportunities will be important in replacing income earned on its loans and other assets as they mature, pay down, or are reinvested at potentially lower spreads.

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

CEO Search. In December 2017, Farmer Mac appointed Lowell L. Junkins, the chairman of its board of directors, to serve as the Acting President and CEO of Farmer Mac following the termination of employment of Farmer Mac's former President and CEO while Farmer Mac conducts a search for a successor. Shortly after that appointment, the board of directors formed a CEO search committee consisting of six board members to lead a thorough search process. Since its formation, the search committee has been soliciting stakeholder feedback, has developed a CEO profile and position description, and has engaged an executive search firm. The CEO search committee will seek to recommend board approval of a new President and CEO with appropriate qualifications and expertise in a timely manner.

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

Agricultural export demand also depends significantly on exchange rates. A strengthening U.S. dollar relative to other worldwide currencies causes American agricultural commodities to be less competitive globally, thereby diminishing their global demand and driving down producer profits. Conversely, a weakening U.S. dollar reduces the cost of American agricultural commodities worldwide, causing them to be more competitive in global markets. The U.S. dollar weakened by more than 10 percent during 2017, as measured by the U.S. Dollar Index, which has recently enhanced the competitiveness of U.S. agricultural exports. However, a slowdown in global economic growth or changes in trade policies and agreements could adversely affect the demand for certain U.S. agricultural exports, which may result in downward pressure on commodity prices. Farmer Mac believes that its portfolio is sufficiently diverse by product and production region to be able to withstand any short-term market volatility that may arise as a result of changes in trade policy or sentiment.

In recent years, the 90-day delinquencies and credit losses in Farmer Mac's portfolio have remained low compared to their historical averages. However, some indications of stress have emerged, as the volume of Farmer Mac's substandard assets has generally increased since 2015 and 90-day delinquencies have generally increased heading into 2018. Both measures have increased compared to the historically favorable levels observed in recent years. To date, the increases in these two measures have not yet translated into rising credit losses. Farmer Mac believes that any losses associated with the current agricultural credit cycle will be moderated by the strength and diversity of its portfolio, which Farmer Mac believes is adequately collateralized. Farmer Mac believes that its portfolio remains sufficiently diversified, both geographically and by commodity, and that its portfolio has been underwritten to high credit quality standards. Accordingly, Farmer Mac believes that its portfolio is well-positioned to endure reasonably foreseeable volatility in farmland values and commodity prices. Farmer Mac also continues to closely monitor sector profitability, economic and weather conditions, and agricultural land value and geographic trends to tailor underwriting practices to changing conditions. For more information about the loan balances, loan-to-value ratios, 90-day delinquencies, and substandard asset rate for the Farm & Ranch loans in Farmer Mac's portfolio as of March 31, 2018, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

Farmer Mac continues to monitor the establishment and evolution of legislation and regulations, as well as the status of various international trade agreements and partnerships, that could affect farmers, ranchers, rural lenders, and rural America in general. The Tax Cuts and Jobs Act, signed into law in December 2017, may result in lower overall effective tax rates for U.S. farmers and ranchers, thereby improving after-tax returns for farming operations. The Agricultural Act of 2014, also referred to as the U.S. Farm Bill, expires in September 2018, at which time it could be replaced by new legislation or extended. Various federal agricultural policies, including those affecting crop subsidies, crop insurance, commodity support programs, Farm Services Agency (FSA) guaranteed loan limits, and other aspects of agricultural production, in effect under the current U.S. Farm Bill may be altered with the enactment of new legislation. Other legislation and regulations focused on groundwater management practices, including in California, may result in tighter restrictions on groundwater usage that could negatively affect agricultural producers in the future. As the Trump administration and the U.S. Congress continue their review of existing regulations and the promotion of new legislative or regulatory proposals and policies, Farmer Mac will monitor the effects that any changes in legislation or regulation could have on Farmer Mac or its customers.

Farmer Mac's marketing and brand awareness initiatives directed towards the Farm & Ranch line of business focus on lenders that have demonstrated a commitment to agricultural lending based on their lending history. Farmer Mac directs its outreach efforts to these lenders through direct personal contact, which is facilitated through Farmer Mac's frequent participation in state and national banking conferences, its alliances with the American Bankers Association and the Independent Community Bankers of America, and its business relationships with members of the Farm Credit System. Farmer Mac's initiatives to increase the awareness of Farmer Mac and its products within the agricultural lender community and the larger agricultural industry have included hosting events on relevant agricultural lending topics, participating on speaker panels at agriculture-related regional and national conferences, and distributing original content about conditions in the agricultural economy. In the Farm & Ranch line of business, Farmer Mac is experiencing strong demand for its loan products. Demand for Farmer Mac's secondary market tools also depends on the fluctuating needs of rural lenders as they seek to maintain liquidity and adequate capital levels.

Farmer Mac also directs marketing efforts towards the agricultural industry by trying to identify and develop relationships with potential issuers of AgVantage securities, including insurance company agricultural lenders, agricultural finance companies, and bank and non-bank agricultural lenders such as agricultural mortgage funds, who can pledge loans as collateral to obtain financing as part of Farmer Mac's Institutional Credit line of business. As part of these efforts, Farmer Mac has increased its focus on wholesale financing for institutional investors in agricultural assets that qualify as eligible collateral under Farmer Mac's charter. Farmer Mac has tailored a version of its AgVantage product to this type of issuer, which is referred to as the Farm Equity AgVantage product. Farmer Mac also offers other AgVantage products tailored to fund investors in agricultural mortgages. Farmer Mac directs its outreach efforts to these potential issuers through its business relationships within the agricultural community and through executive outreach to institutions whose profile presents opportunity to benefit from wholesale financing. As institutional investment in agricultural assets continues to grow, Farmer Mac believes that it is in a unique position to help increase access to capital for these types of counterparties and thereby provide a new source of capital to benefit rural America. Farmer Mac believes there is opportunity to expand this type of business as both the trend toward institutional investment in agricultural assets and awareness of Farmer Mac's AgVantage product offerings continue to grow. For more information about the AgVantage products, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Institutional" in this report.

Rural Utilities Industry. Demand for capital within the rural utilities industry generally remains moderate, which has resulted in an ongoing high level of competition between rural utilities cooperative lenders that could suppress loan growth opportunities for those lenders, including lenders that participate in Farmer Mac's Rural Utilities line of business. Although competitive pressures remain within the rural utilities lending industry, Farmer Mac believes there is an opportunity for growth among larger rural utilities borrowers because CFC increasingly partners with Farmer Mac to provide competitive pricing for transactions with these borrowers. Farmer Mac also believes there are growth opportunities within its Institutional Credit line of business because the wholesale funding rates that Farmer Mac provides may be highly competitive compared to other available sources of debt funding for rural utilities cooperative lenders.

Balance Sheet Review

Assets.  Farmer Mac's total assets as of March 31, 2018 were $18.4 billion, compared to $17.8 billion as of December 31, 2017.  The increase in total assets was primarily attributable to an increase in total Farmer Mac Guaranteed Securities and cash and cash equivalents.

As of March 31, 2018, Farmer Mac had $0.5 billion of cash and cash equivalents and $2.2 billion of investment securities compared to $0.3 billion of cash and cash equivalents and $2.3 billion of investment securities. As of March 31, 2018, Farmer Mac had $8.0 billion of Farmer Mac Guaranteed Securities, $5.3 billion of loans, net of allowance, and $2.1 billion of USDA Securities. This compares to $7.6 billion of Farmer Mac Guaranteed Securities, $5.3 billion of loans, net of allowance, and $2.1 billion of USDA Securities as of December 31, 2017.

Liabilities.  Farmer Mac's total liabilities were $17.7 billion as of March 31, 2018, compared to $17.1 billion as of December 31, 2017.  The increase in total liabilities was primarily attributable to an increase in total notes payable.

Equity.  As of March 31, 2018, Farmer Mac had total equity of $745.3 million, compared to $708.1 million as of December 31, 2017. The increase in total equity was a result of an increase in retained earnings and accumulated other comprehensive income. The increase in accumulated other comprehensive income was due to increases in fair value on certain floating-rate AgVantage securities.

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

Farmer Mac's direct credit exposure to Farm & Ranch loans held and loans underlying Farm & Ranch Guaranteed Securities and LTSPCs as of March 31, 2018 was $6.9 billion across 48 states. Farmer Mac has established underwriting, collateral valuation, and documentation standards for agricultural real estate mortgage loans and believes that these standards mitigate the risk of loss from borrower defaults and provide guidance about the management, administration, and conduct of underwriting and appraisals to all participating and potential lenders.  These standards were developed based on industry practices for agricultural real estate mortgage loans and are designed to assess the creditworthiness of the borrower, as well as the value of the collateral securing the loan.  Farmer Mac evaluates and adjusts these standards on an ongoing basis based on current and anticipated market conditions.  For more information about Farmer Mac's underwriting and collateral valuation standards for Farm & Ranch loans, see "Business—Farmer Mac's Lines of Business—Farm & Ranch—Underwriting and Collateral Valuation (Appraisal) Standards" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 8, 2018.

Farmer Mac's direct credit exposure to Rural Utilities loans held and loans underlying LTSPCs as of March 31, 2018 was $1.7 billion across 39 states, of which $1.3 billion were loans to electric distribution cooperatives and $0.5 billion were loans to generation and transmission ("G&T") cooperatives. Farmer Mac has developed different underwriting standards for rural utilities loans that depend on whether direct or indirect credit exposure is assumed on a loan and whether the borrower is an electric distribution cooperative or a G&T cooperative. See "Business—Farmer Mac's Lines of Business—Rural Utilities—Underwriting" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 8, 2018. As of March 31, 2018, there were no delinquencies in Farmer Mac's portfolio of Rural Utilities loans, and Farmer Mac has not experienced any credit losses on Rural Utilities loans since Congress authorized Farmer Mac's Rural Utilities line of business in 2008. Based on this performance, Farmer Mac excludes the loans in the Rural Utilities line of business from the credit risk metrics it discloses.

Farmer Mac has indirect credit exposure to the Farm & Ranch loans and Rural Utilities loans that secure AgVantage securities included in the Institutional Credit line of business. Farmer Mac's AgVantage securities are general obligations of institutions approved by Farmer Mac and are secured by current loans in an amount at least equal to the outstanding principal amount of the related security. Accordingly, Farmer Mac excludes the loans that secure AgVantage securities from the credit risk metrics it discloses because Farmer Mac has only indirect credit risk on those loans and because of the other characteristics of AgVantage securities that mitigate credit risk. Those characteristics include a general obligation of an issuing institution approved by Farmer Mac, the required collateralization level for the securities, the requirement for delinquent loans to be removed from the pool of pledged loans and replaced with current eligible loans, and in some cases, the requirement for the counterparty to comply with specified financial covenants for the life of the related AgVantage security. As of March 31, 2018, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Institutional" for more information about Farmer Mac's credit risk on AgVantage securities.
The credit exposure of Farmer Mac and Farmer Mac II LLC on USDA Securities, including those underlying Farmer Mac Guaranteed USDA Securities, is covered by the full faith and credit of the United States.  Therefore, Farmer Mac believes that Farmer Mac and Farmer Mac II LLC have little or no credit risk exposure in the USDA Guarantees line of business because of the USDA guarantee.  As of March 31,

2018, neither Farmer Mac nor Farmer Mac II LLC had experienced any credit losses on any business under the USDA Guarantees line of business, and neither expects to incur any such losses in the future.

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

Loan-to-value ratios depend upon the market value of a property, as determined in accordance with Farmer Mac's collateral valuation standards.  As of March 31, 2018 and December 31, 2017, the average unpaid loan balance for loans outstanding in the Farm & Ranch line of business was $634,554 and $642,000, respectively. The original loan-to-value ratio is based on the original appraised value that has not been indexed to provide a current market value or reflect amortization of loans. As of second quarter 2017, Farmer Mac revised its calculation of the original loan-to-value ratio of a loan to combine for any cross-collateralized loans: (1) the original loan principal balance amounts in the numerator; and (2) the original appraised property values in the denominator. In previous periods, the ratio was calculated on a loan-by-loan basis without considering the effects of any cross-collateralization. Prior period ratios of original loan-to-value have been recalculated to conform to this revised calculation. The weighted-average original loan-to-value ratio for Farm & Ranch loans purchased during first quarter 2018 was 54 percent, compared to 52 percent for loans purchased first quarter 2017. The weighted-average original loan-to-value ratio for all Farm & Ranch loans held and all loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs was approximately 51 percent as of both March 31, 2018 and December 31, 2017. The weighted-average original loan-to-value ratio for all 90-day delinquencies was 53 percent and 52 percent, respectively, as of March 31, 2018 and December 31, 2017.

The weighted-average current loan-to-value ratio, which is the loan-to-value ratio based on original appraised value but which reflects loan amortization since purchase, for Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs was approximately 45 percent and 45 percent as of March 31, 2018 and December 31, 2017, respectively.

Farmer Mac maintains an allowance for loan losses to cover estimated probable losses on loans held and a reserve for losses to cover estimated probable losses on loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities.  The methodology that Farmer Mac uses to determine the level of its allowance for losses is described in Note 2(j) to the consolidated financial statements included in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 8, 2018. Management believes that this methodology produces a reasonable estimate of probable losses, as of the balance sheet date, for all loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs.

The following table summarizes the changes in the components of Farmer Mac's total allowance for losses for the three months ended March 31, 2018 and 2017:

Table 15

	For the Three Months Ended
	March 31, 2018			March 31, 2017
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
For the Three Months Ended:
Beginning Balance	$6,796	$2,070	$8,866	$5,415	$2,020	$7,435
(Release of)/provision for losses	(431)	21	(410)	637	(193)	444
Charge-offs	—	—	—	(241)	—	(241)
Ending Balance	$6,365	$2,091	$8,456	$5,811	$1,827	$7,638

Activity affecting the allowance for loan losses and reserve for losses is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Provision for and Release of Allowance for Loan Losses and Reserve for Losses." As of March 31, 2018, Farmer Mac's total allowance for losses totaled $8.5 million, or 0.12 percent of the outstanding principal balance of Farm & Ranch loans held for investment and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities, compared to $8.9 million, or 0.13 percent, as of December 31, 2017.

As of March 31, 2018, Farmer Mac individually evaluated $37.6 million of the $147.5 million of recorded investment in impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations, or discounted values. For the remaining $109.9 million of impaired assets for which updated valuations were not available, Farmer Mac evaluated them in the aggregate in consideration of their similar risk characteristics and historical statistics. Farmer Mac recorded specific allowances of $2.7 million for undercollateralized assets as of March 31, 2018. Farmer Mac's general allowances were $5.8 million as of March 31, 2018.

There were no charge-offs recorded during first quarter 2018. The charge-offs recorded during first quarter 2017 were primarily related to two impaired crop loans with one borrower, that were foreclosed and transitioned to REO during first quarter 2017. Farmer Mac had previously recorded a specific allowance of $0.2 million on these impaired crop loans as of December 31, 2016. In second quarter 2017, Farmer Mac sold the related properties for $5.4 million and recognized a $0.8 million gain on the sale of the REO.

Farmer Mac's 90-day delinquency measure includes loans 90 days or more past due, as well as loans in foreclosure and non-performing loans where the borrower is in bankruptcy. As of March 31, 2018, Farmer Mac's 90-day delinquencies were $47.6 million (0.69 percent of the Farm & Ranch portfolio), compared to $48.4 million (0.71 percent of the Farm & Ranch portfolio) as of December 31, 2017 and $50.8 million (0.81 percent of the Farm & Ranch portfolio) as of March 31, 2017. Those 90-day delinquencies were comprised of 65 delinquent loans as of March 31, 2018, compared with 51 delinquent loans as of December 31, 2017 and 57 delinquent loans as of March 31, 2017. The modest decrease in 90-day delinquencies compared to December 31, 2017 is primarily attributable to (1) lower than expected seasonal delinquencies associated with loans that have annual (January 1st) and semi-annual (January 1st and July 1st) payment terms, which account for most of the loans in the Farm & Ranch portfolio; and (2)

a paydown on $15.3 million in permanent planting loans to a single borrower that resulted in the loans becoming current. Farmer Mac's 90-day delinquencies have historically fluctuated from quarter to quarter, both in dollars and as a percentage of the outstanding Farm & Ranch portfolio, with higher levels generally observed at the end of the first and third quarters and lower levels generally observed at the end of the second and fourth quarters of each year as a result of the annual (January 1st) and semi-annual (January 1st and July 1st) payment terms of most Farm & Ranch loans. Farmer Mac believes that it remains adequately collateralized on its delinquent loans. Farmer Mac expects that over time its 90-day delinquency rate will revert closer to Farmer Mac's historical average, and possibly exceed it (which it did in third quarter 2017), due to macroeconomic factors and the cyclical nature of the agricultural economy. Farmer Mac's average 90-day delinquency rate as a percentage of its Farm & Ranch portfolio over the last 15 years is approximately 1 percent. The highest 90-day delinquency rate observed during that period occurred in 2009 at approximately 2 percent, which coincided with increased delinquencies in loans within Farmer Mac's then-held ethanol loan portfolio that Farmer Mac no longer holds.

The following table presents historical information regarding Farmer Mac's 90-day delinquencies in the Farm & Ranch line of business compared to the principal balance of all Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs:

Table 16

	Farm & Ranch Line of Business	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
March 31, 2018	$6,932,002	$47,560	0.69%
December 31, 2017	6,867,586	48,444	0.71%
September 30, 2017	6,557,030	66,381	1.01%
June 30, 2017	6,426,518	41,901	0.65%
March 31, 2017	6,240,467	50,807	0.81%
December 31, 2016	6,139,304	21,038	0.34%
September 30, 2016	6,004,728	18,377	0.31%
June 30, 2016	5,830,533	22,093	0.38%
March 31, 2016	5,713,789	34,680	0.61%

When analyzing the overall risk profile of its lines of business, Farmer Mac considers more than the Farm & Ranch loan delinquency percentages provided above. The lines of business also include AgVantage securities and Rural Utilities loans held and underlying LTSPCs, neither of which have any delinquencies, and USDA Securities, which are backed by the full faith and credit of the United States. Across all of Farmer Mac's lines of business, 90-day delinquencies represented 0.25 percent of total outstanding business volume as of March 31, 2018, compared to 0.25 percent as of December 31, 2017 and 0.28 percent and of March 31, 2017.

The following table presents outstanding Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities and 90-day delinquencies as of March 31, 2018 by year of origination, geographic region, commodity/collateral type, original loan-to-value ratio, and range in the size of borrower exposure:

Table 17

Farm & Ranch 90-Day Delinquencies as of March 31, 2018
	Distribution of Farm & Ranch Line of Business	Farm & Ranch Line of Business	90-Day Delinquencies(1)		Percentage
	(dollars in thousands)
By year of origination:
2008 and prior	12%	860,398	8,559		0.99%
2009	2%	102,522	481		0.47%
2010	2%	165,328	—		—%
2011	4%	238,408	916		0.38%
2012	8%	561,850	299		0.05%
2013	12%	807,266	3,045		0.38%
2014	9%	637,160	8,584		1.35%
2015	12%	818,357	12,762	(2)	1.56%
2016	16%	1,173,979	12,914		1.10%
2017	19%	1,324,903	—		—%
2018	4%	241,831	—		—%
Total	100%	$6,932,002	$47,560		0.69%
By geographic region(3):
Northwest	12%	$799,823	$6,554		0.82%
Southwest	30%	2,096,948	10,771		0.51%
Mid-North	33%	2,249,763	6,894		0.31%
Mid-South	13%	901,231	14,270		1.58%
Northeast	4%	300,731	2,415		0.80%
Southeast	8%	583,506	6,656		1.14%
Total	100%	$6,932,002	$47,560		0.69%
By commodity/collateral type:
Crops	53%	$3,679,822	$24,561		0.67%
Permanent plantings	20%	1,353,338	9,140		0.68%
Livestock	19%	1,347,310	9,351		0.69%
Part-time farm	7%	469,023	3,872		0.83%
Ag. Storage and Processing	1%	68,909	—		—%
Other	—	13,600	636		4.68%
Total	100%	$6,932,002	$47,560		0.69%
By original loan-to-value ratio(4):
0.00% to 40.00%	19%	$1,328,529	$4,523		0.34%
40.01% to 50.00%	25%	1,717,932	12,920		0.75%
50.01% to 60.00%	35%	2,395,568	21,917		0.91%
60.01% to 70.00%	17%	1,195,017	7,252		0.61%
70.01% to 80.00%(5)	4%	269,716	754		0.28%
80.01% to 90.00%(5)	—%	25,240	194		0.77%
Total	100%	$6,932,002	$47,560		0.69%
By size of borrower exposure(6):
Less than $1,000,000	35%	$2,404,191	$11,936		0.50%
$1,000,000 to $4,999,999	38%	2,663,554	25,810		0.97%
$5,000,000 to $9,999,999	13%	887,986	9,814	(2)	1.11%
$10,000,000 to $24,999,999	8%	571,315	—		—%
$25,000,000 to $50,000,000	6%	404,956	—		—%
Total	100%	$6,932,002	$47,560		0.69%

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

(5)	Primarily part-time farm loans. Loans with an original loan-to-value ratio of greater than 80% are required to have private mortgage insurance.

(6)	Includes aggregated loans to single borrowers or borrower-related entities.

Another indicator that Farmer Mac considers in analyzing the credit quality of its Farm & Ranch portfolio is the level of internally-rated "substandard" assets, both in dollars and as a percentage of the outstanding Farm & Ranch portfolio. Assets categorized as "substandard" have a well-defined weakness or weaknesses, and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected. As of March 31, 2018, Farmer Mac's substandard assets were $221.2 million (3.2 percent of the Farm & Ranch portfolio), compared to $221.3 million (3.2 percent of the Farm & Ranch portfolio) as of December 31, 2017. Those substandard assets were comprised of 318 loans as of March 31, 2018 and 307 loans as of December 31, 2017. As of March 31, 2018, substandard asset volume includes several large exposures and represents a relatively diverse set of commodities. Farmer Mac's substandard asset volume remained flat from the prior quarter because assets newly classified as substandard were offset by upgrades in risk rating, payoffs, and paydowns of existing substandard assets. Farmer Mac expects that over time its substandard asset rate will eventually revert closer to, and possibly exceed, Farmer Mac's historical average due to macroeconomic factors and the cyclical nature of the agricultural economy. Farmer Mac's average substandard assets as a percentage of its Farm & Ranch portfolio over the last 15 years is approximately 4 percent. The highest substandard asset rate observed during that period occurred in 2010 at approximately 8 percent, which coincided with an increase in substandard loans within Farmer Mac's then-held ethanol portfolio that Farmer Mac no longer holds. If Farmer Mac's substandard asset rate continues to increase from current levels, it is likely that Farmer Mac's provision to the allowance for loan losses and the reserve for losses will also increase.

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

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Farm & Ranch loans purchased and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities as of March 31, 2018 by year of origination, geographic region, and commodity/collateral type.  The purpose of this information is to present information regarding losses relative to original Farm & Ranch purchases, guarantees, and commitments.

Table 18

Farm & Ranch Credit Losses Relative to Cumulative
Original Loans, Guarantees, and LTSPCs as of March 31, 2018
	Cumulative Original Loans, Guarantees and LTSPCs	Cumulative Net Credit Losses/(Recoveries)	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
2008 and prior	14,125,783	28,480	0.20%
2009	549,394	1,578	0.29%
2010	663,278	5	—%
2011	768,959	3,661	0.48%
2012	1,150,524	—	—%
2013	1,410,880	—	—%
2014	951,828	—	—%
2015	1,094,229	(540)	(0.05)%
2016	1,381,617	—	—%
2017	1,462,961	—	—%
2018	260,927	—	—%
Total	$23,820,380	$33,184	0.14%
By geographic region(1):
Northwest	$3,167,754	$11,191	0.35%
Southwest	8,233,820	8,167	0.10%
Mid-North	6,037,177	12,830	0.21%
Mid-South	2,860,067	(211)	(0.01)%
Northeast	1,404,175	201	0.01%
Southeast	2,117,387	1,006	0.05%
Total	$23,820,380	$33,184	0.14%
By commodity/collateral type:
Crops	$10,929,671	$2,887	0.03%
Permanent plantings	5,025,904	9,402	0.19%
Livestock	5,632,035	3,877	0.07%
Part-time farm	1,383,276	1,345	0.10%
Ag. Storage and Processing	692,962	15,673	2.26%
Other	156,532	—	—%
Total	$23,820,380	$33,184	0.14%

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

In Farmer Mac's experience, the degree to which the collateral for a commodity group is single-use or highly improved is a more significant determinant of the probability of ultimate losses on a given loan than diversity of geographic location within a commodity group. Commodity groups that tend to be single-use or highly improved include permanent plantings (for example nut crops), agricultural storage and processing facilities (for example canola plants and grain processing facilities), and certain livestock facilities (for example dairy facilities). The versatility of a borrower's operation (and in the case of persisting adverse economic conditions, the borrower's ability to switch commodity groups) will more likely result in profitability for the borrower and, consequently, a lower risk of decreased value for the underlying collateral. Producers of agricultural commodities that require highly improved property are generally less able to adapt their operations when faced with adverse economic conditions. In addition, in the event of a borrower's default, the prospective sale value of the collateral is more likely to decrease and the related loan may become undercollateralized. This analysis is consistent with corresponding commodity analyses, which indicate that Farmer Mac has experienced higher loss and collateral deficiency rates in permanent planting loans and agricultural storage and processing loans, for which the collateral is typically highly improved and specialized.

The following tables present concentrations of Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities by commodity type within geographic region and cumulative credit losses by origination year and commodity type:

Table 19

	As of March 31, 2018
	Farm & Ranch Concentrations by Commodity Type within Geographic Region
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(dollars in thousands)
By geographic region(1):
Northwest	$391,706	$100,109	$236,745	$70,858	$—	$405	$799,823
	5.7%	1.5%	3.4%	1.0%	—%	—%	11.6%
Southwest	502,699	1,038,140	422,936	81,321	42,685	9,167	2,096,948
	7.3%	15.0%	6.1%	1.2%	0.6%	0.1%	30.3%
Mid-North	1,907,986	15,576	192,065	121,715	9,393	3,028	2,249,763
	27.5%	0.2%	2.8%	1.8%	0.1%	0.1%	32.5%
Mid-South	550,512	19,095	271,363	56,849	2,927	485	901,231
	7.9%	0.3%	3.9%	0.8%	—%	—%	12.9%
Northeast	141,353	23,703	55,612	75,195	4,868	—	300,731
	2.0%	0.3%	0.8%	1.1%	0.1%	—%	4.3%
Southeast	185,566	156,715	168,589	63,085	9,036	515	583,506
	2.7%	2.3%	2.4%	0.9%	0.1%	—%	8.4%
Total	$3,679,822	$1,353,338	$1,347,310	$469,023	$68,909	$13,600	$6,932,002
	53.1%	19.6%	19.4%	6.8%	0.9%	0.2%	100.0%

(1)
Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Table 20

	As of March 31, 2018
	Farm & Ranch Cumulative Credit Losses by Origination Year and Commodity Type
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Total
	(in thousands)
By year of origination:
2008 and Prior	$3,329	$9,184	$3,803	$1,345	$10,819	$28,480
2009	98	218	69	—	1,193	1,578
2010	—	—	5	—	—	5
2011	—	—	—	—	3,661	3,661
2012	—	—	—	—	—	—
2013	—	—	—	—	—	—
2014	—	—	—	—	—	—
2015	(540)	—	—	—	—	(540)
2016	—	—	—	—	—	—
2017	—	—	—	—	—	—
2018	—	—	—	—	—	—
Total	$2,887	$9,402	$3,877	$1,345	$15,673	$33,184

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

Farmer Mac requires approved lenders to make representations and warranties regarding the conformity of eligible agricultural mortgage and rural utilities loans to Farmer Mac's standards, the accuracy of loan data provided to Farmer Mac, and other requirements related to the loans.  Sellers are responsible to Farmer Mac for breaches of those representations and warranties, and Farmer Mac has the ability to require a seller to cure, replace, or repurchase a loan sold or transferred to Farmer Mac if any breach of a representation or warranty is discovered that was material to Farmer Mac's decision to purchase the loan or that directly or indirectly causes a default or potential loss on a loan sold or transferred by the seller to Farmer Mac. During the previous three years ended March 31, 2018, Farmer Mac has required one seller to repurchase a total of two loans aggregating $0.8 million for breaches of representations and warranties made about those two loans, both of which repurchases occurred during first quarter 2016. In addition to relying on the representations and warranties of lenders, Farmer Mac also underwrites all of the agricultural real estate mortgage loans (other than rural housing and part-time farm mortgage loans) and rural utilities loans that it holds in its portfolio. For rural housing and part-time farm mortgage loans, Farmer Mac relies on representations and warranties from the seller that those loans conform to Farmer Mac's specified underwriting criteria without exception. For more information about Farmer Mac's loan eligibility requirements, see "Business—Farmer Mac's Lines of Business—Farm & Ranch—Loan Eligibility" and "Business—Farmer Mac's Lines of Business—Rural Utilities—Loan Eligibility" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 8, 2018.

Under contracts with Farmer Mac and in consideration for servicing fees, Farmer Mac-approved central servicers service loans in accordance with Farmer Mac's requirements.  Central servicers are responsible to Farmer Mac for serious errors in the servicing of those loans.  If a central servicer materially breaches the terms of its servicing agreement with Farmer Mac, such as failing to forward payments received or releasing collateral without Farmer Mac's consent, or experiences insolvency or bankruptcy, Farmer Mac has the right to terminate the servicing relationship for a particular loan or the entire portfolio serviced by the central servicer. In addition, Farmer Mac can proceed against the central servicer in arbitration or exercise any remedies available to it under law. During the previous three years ended March 31, 2018, Farmer Mac had not exercised any remedies or taken any formal action against any central servicers. For more information about Farmer Mac's servicing requirements, see "Business—Farmer Mac's Lines of Business—Farm & Ranch—Servicing" and "Business—Farmer Mac's Lines of Business—Rural Utilities—Servicing" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 8, 2018.

Credit Risk – Institutional.  Farmer Mac is exposed to credit risk arising from its business relationships with other institutions including:

•	issuers of AgVantage securities;

•	approved lenders and servicers; and

•	interest rate swap counterparties.

Farmer Mac approves AgVantage counterparties and manages institutional credit risk related to those AgVantage counterparties by requiring them to meet Farmer Mac's standards for creditworthiness for the particular counterparty and transaction.  The required collateralization level is established at the time the AgVantage facility is entered into with the counterparty and does not change during the life of the AgVantage securities issued under the facility.  In AgVantage transactions, the corporate obligor is required to remove from the pool of pledged collateral any loan that becomes more than 30 days delinquent in the payment of principal or interest and to substitute an eligible loan that is current in payment to maintain the minimum required collateralization level.  In the event of a default on the general obligation, Farmer Mac would have recourse to the pledged collateral and have rights to the ongoing borrower payments of principal and interest. For Farm Equity AgVantage counterparties and smaller financial funds or entities, Farmer Mac also requires that the counterparty generally (1) maintain a higher collateralization level, through lower loan-to-value ratio thresholds and higher overcollateralization than required for traditional AgVantage securities and (2) comply with specified financial covenants for the life of the related AgVantage security to avoid default. For a more detailed description of AgVantage securities, see "Business—Farmer Mac's Lines of Business—Institutional Credit—AgVantage Securities" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 8, 2018.

The unpaid principal balance of outstanding on-balance sheet AgVantage securities secured by loans eligible for the Farm & Ranch line of business totaled $5.2 billion as of March 31, 2018 and $5.1 billion as of December 31, 2017. The unpaid principal balance of on-balance sheet AgVantage securities secured by loans eligible for the Rural Utilities line of business totaled $2.8 billion as of March 31, 2018 and $2.5 billion as of December 31, 2017. The unpaid principal balance of outstanding off-balance sheet AgVantage securities totaled $0.3 billion as of March 31, 2018 and $0.3 billion as of December 31, 2017.

The following table provides information about the issuers of AgVantage securities, as well as the required collateralization levels for those transactions as of March 31, 2018 and December 31, 2017:

Table 21

	As of March 31, 2018			As of December 31, 2017
Counterparty	Balance	Credit Rating	Required Collateralization	Balance	Credit Rating	Required Collateralization
	(dollars in thousands)
AgVantage:
MetLife	$2,550,000	AA-	103%	$2,550,000	AA-	103%
CFC(1)	3,114,078	A	100%	2,800,188	A	100%
Rabo AgriFinance	2,050,000	None	106%	2,075,000	None	106%
Other(2)	328,886	(3)	106% to 125%	199,959	(3)	106% to 125%
Farm Equity AgVantage(4)	282,941	None	110%	279,731	None	110%
Total outstanding	$8,325,905			$7,904,878

(1)	Includes $300.0 million related to a revolving floating rate AgVantage facility. Farmer Mac receives a fixed fee based on the full dollar amount of the facility.

(2)	Consists of AgVantage securities issued by 6 different issuers as of both March 31, 2018 and December 31, 2017.

(3)	Consists of AgVantage securities from 6 different issuers without a credit rating as of both March 31, 2018 and December 31, 2017.

(4)	Consists of AgVantage securities from 5 different issuers as of both March 31, 2018 and December 31, 2017.

Farmer Mac manages institutional credit risk related to lenders and servicers by requiring those institutions to meet Farmer Mac's standards for creditworthiness.  Farmer Mac monitors the financial condition of those institutions by evaluating financial statements and bank credit rating agency reports.  For more information about Farmer Mac's lender eligibility requirements, see "Business—Farmer Mac's Lines of Business—Farm & Ranch—Approved Lenders" and "Business—Farmer Mac's Lines of

Business—Rural Utilities—Approved Lenders" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 8, 2018.

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

Credit Risk – Other Investments. As of March 31, 2018, Farmer Mac had $0.5 billion of cash and cash equivalents and $2.2 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's internal policies as well as FCA regulations, which establish limitations on dollar amount, issuer concentration, and credit quality. Those regulations can be found at 12 C.F.R. §§ 652.1-652.45 (the "Liquidity and Investment Regulations"). In addition to establishing a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize Farmer Mac's exposure to financial market volatility, preserve capital, and support Farmer Mac's access to the debt markets.

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

The Liquidity and Investment Regulations and Farmer Mac's policies also establish concentration limits, which are intended to limit exposure to any one counterparty. Although the Liquidity and Investment Regulations limit Farmer Mac's total credit exposure to any single issuer of securities and uncollateralized financial derivatives to 25 percent of Farmer Mac's regulatory capital (as of March 31, 2018, 25 percent of Farmer Mac's regulatory capital was $170.4 million), Farmer Mac's current policy limits this total credit exposure to 5 percent of its regulatory capital (as of March 31, 2018, 5 percent of Farmer Mac's regulatory capital was $34.1 million). These exposure limits do not apply to obligations of the United States or GSEs, though Farmer Mac is restricted by the Liquidity and Investment Regulations and its own policy from investing more than 100 percent of its regulatory capital in any one GSE.

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

Taking into consideration the prepayment provisions and the default probabilities associated with its loan assets, Farmer Mac uses prepayment models when projecting and valuing cash flows associated with these assets.  Because borrowers' behaviors in various interest rate environments may change over time, Farmer Mac periodically evaluates the effectiveness of these models compared to actual prepayment experience and adjusts and refines the models as necessary to improve the precision of subsequent prepayment forecasts.

Yield maintenance provisions and other prepayment penalties contained in certain agricultural real estate mortgage loans and most rural utilities loans reduce, but do not eliminate, prepayment risk.  Those provisions require borrowers to make an additional payment when they prepay their loans, thus compensating Farmer Mac for the shortened duration of the prepaid loan.  As of March 31, 2018, approximately 2 percent of the total outstanding balance of loans in the Farm & Ranch line of business where Farmer Mac either owned the loan or the beneficial interest in the underlying loan had yield maintenance provisions or other forms of prepayment protection (together covering 4 percent of all loans with fixed interest rates).  Of the Farm & Ranch loans purchased in first quarter 2018, none had yield maintenance or another form of prepayment protection. As of March 31, 2018, none of Farmer Mac's USDA Securities had yield maintenance provisions; however, 5 percent contained other prepayment penalties.  Of the USDA Securities purchased in first quarter 2018, 13 percent contained various forms of prepayment penalties.  As of March 31, 2018, 65 percent of the Rural Utilities loans owned by Farmer Mac had yield maintenance provisions. Of the Rural Utilities loans purchased in first quarter 2018, 7 percent contained prepayment penalties.

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

Farmer Mac is also subject to interest rate risk on loans that Farmer Mac has committed to acquire but has not yet purchased, other than delinquent loans purchased through LTSPCs or loans designated for securitization under a forward purchase agreement.  When Farmer Mac commits to purchase these loans, it is exposed to interest rate risk between the time it commits to purchase the loans and the time it issues debt to fund the purchase of those loans.

Farmer Mac manages the interest rate risk related to these loans by using futures contracts involving U. S. Treasury securities and/or forward sale contracts on the debt securities of other GSEs.  Farmer Mac uses U.S. Treasury futures contracts as a hedge against the level of interest rates, while forward sale contracts on GSE securities reduce its interest rate exposure to changes in both U.S. Treasury rates and spreads on Farmer Mac debt and certain Farmer Mac Guaranteed Securities. Issuing debt to fund the loans as investments does not fully eliminate interest rate risk due to the possible timing differences in the cash flows of the assets and related liabilities, as discussed above.

Farmer Mac's $0.5 billion of cash and cash equivalents mature within three months and are funded with discount notes having similar maturities. As of March 31, 2018, $2.11 billion of the $2.24 billion of investment securities (94 percent) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year. Those securities are funded with effectively floating rate debt that closely matches the rate adjustment dates of the associated investments.

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

The following schedule summarizes the results of Farmer Mac's MVE and NES sensitivity analysis as of March 31, 2018 and December 31, 2017 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

Table 22

	Percentage Change in MVE from Base Case
Interest Rate Scenario	As of March 31, 2018	As of December 31, 2017
+100 basis points	(1.5)%	(1.1)%
-100 basis points	(3.7)%	(5.4)%

	Percentage Change in NES from Base Case
Interest Rate Scenario	As of March 31, 2018	As of December 31, 2017
+100 basis points	4.2%	4.4%
-100 basis points	(5.6)%	(3.7)%

As of March 31, 2018, Farmer Mac's effective duration gap was negative 0.3 months, compared to negative 0.9 months as of December 31, 2017.  During first quarter 2018, interest rates increased significantly. This rate movement increased the duration of Farmer Mac’s assets relative to its liabilities, thereby slightly reducing Farmer Mac’s duration gap. Despite this rate movement, Farmer Mac’s overall interest rate sensitivity remained stable and at relatively low levels during first quarter 2018.

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

As of March 31, 2018, Farmer Mac had $9.7 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to twenty-five years, of which $3.0 billion were pay-fixed interest rate swaps, $5.4 billion were receive-fixed interest rate swaps, and $1.3 billion were basis swaps.

Farmer Mac enters into interest rate swap contracts to synthetically adjust the characteristics of its debt to match more closely the cash flow and duration characteristics of its loans and other assets, thereby reducing interest rate risk and often deriving an overall lower effective cost of borrowing than would otherwise be available to Farmer Mac in the conventional debt market.  Specifically, interest rate swaps synthetically convert the variable cash flows related to the forecasted issuance of short-term debt into effectively fixed rate medium-term notes that match the anticipated duration and interest rate characteristics of the corresponding assets.  Farmer Mac evaluates the overall cost of using the swap market as a funding alternative and uses interest rate swaps to manage specific interest rate risks for specific transactions. Certain financial derivatives are designated as fair value hedges of fixed rate assets classified as available for sale or liabilities to protect against fair value changes in the assets or liabilities related to a benchmark interest rate (e.g., LIBOR). Furthermore, certain financial derivatives are designated as cash flow hedges to mitigate the volatility of future interest rate payments on floating rate debt.

All of Farmer Mac's financial derivatives transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty. As of March 31, 2018, Farmer Mac had $1.6 million uncollateralized net exposures to three counterparties. As of December 31, 2017, Farmer Mac had uncollateralized net exposures of $0.5 million to three counterparties.

Basis Risk

In addition to being exposed to the risk of asset and liability cash flow mismatches, Farmer Mac is exposed to the risk related to changes in its cost of funds relative to floating rate market indexes (such as LIBOR) on some of the floating rate assets it holds. This exposure is referred to as "basis risk." Some of Farmer Mac's floating rate assets reset on rate adjustment dates based on a floating rate market index, whereas the related debt that Farmer Mac issued to fund those assets until their maturities may be refinanced based on Farmer Mac’s cost of funds at a particular time. Basis risk arises from the potential variability between the rates at which those floating rate assets reset and the rates at which Farmer Mac can issue debt to fund those assets. Farmer Mac can fund these floating rate assets in several ways, including:

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

To mitigate this basis risk, Farmer Mac seeks to issue debt of sufficient maturity to reduce the frequency of required refinancing of that debt over the life of the associated asset. As of March 31, 2018, Farmer Mac held $6.8 billion of floating rate assets in its lines of business and its liquidity investment portfolio that reset based on floating rate market indexes, primarily one-month and three-month LIBOR. As of the same date, Farmer Mac also had $3.0 billion of interest rate swaps outstanding where Farmer Mac pays a fixed rate of interest and receives a floating rate of interest.

Ongoing volatility in the LIBOR-based funding market has caused Farmer Mac's funding costs relative to one-month and three-month LIBOR indexes to vary significantly over the course of first quarter 2018. Farmer Mac adjusts its funding strategies to mitigate the effects of this volatility and to maintain low funding costs. During first quarter 2018, LIBOR-based funding markets were, on average, at levels that were generally consistent with Farmer Mac's historical experience. Farmer Mac believes that additional material improvements in the near-term are less likely.

Liquidity and Capital Resources

Farmer Mac regularly accesses the capital markets for funding, and Farmer Mac has maintained access to the capital markets at favorable rates throughout 2017 and the first three months of 2018. Assuming continued access to the capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac also has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets. That plan involves borrowing through repurchase agreement arrangements and the sale of liquid assets. Farmer Mac is required to maintain a minimum of 90 days of liquidity under the Liquidity and Investment Regulations. In accordance with the methodology for calculating available days of liquidity prescribed by those regulations, Farmer Mac maintained an average of 192 days of liquidity during 2018 and had 156 days of liquidity as of March 31, 2018.

Debt Issuance.  Farmer Mac funds its purchases of eligible loan assets and investment assets and finances its operations primarily by issuing debt obligations of various maturities through a network of dealers in the public capital markets.  Farmer Mac works to enhance its funding operations by undertaking extensive debt investor relations initiatives, including conducting non-deal roadshows with institutional investors, making periodic dealer sales force presentations, and speaking at fixed income investor conferences throughout the United States. Debt obligations issued by Farmer Mac include discount notes and fixed and floating rate medium-term notes, including callable notes. As of March 31, 2018, Farmer Mac had outstanding discount notes of $1.4 billion, medium-term notes that mature within one year of $6.5 billion, and medium-term notes that mature after one year of $8.2 billion.

Farmer Mac's board of directors has authorized the issuance of up to $20.0 billion of discount notes and medium-term notes (of which $16.0 billion was outstanding as of March 31, 2018), subject to periodic review of the adequacy of that level relative to Farmer Mac's borrowing requirements. Farmer Mac invests the proceeds of its debt issuances in purchases of loans, USDA Securities, Farmer Mac Guaranteed Securities, and investment assets in accordance with policies established by its board of directors and subject to regulations established by FCA.

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

Farmer Mac maintains cash, cash equivalents (including U.S. Treasury securities and other short-term money market instruments), and other investment securities that can be drawn upon for liquidity needs.  The following table presents these assets as of March 31, 2018 and December 31, 2017:

Table 23

	As of March 31, 2018	As of December 31, 2017
	(in thousands)
Cash and cash equivalents	$493,258	$302,022
Investment securities:
Guaranteed by U.S. Government and its agencies	1,355,513	1,331,490
Guaranteed by GSEs	848,144	893,843

Asset-backed securities	34,727	35,104
Total	$2,731,642	$2,562,459

Capital Requirements. Farmer Mac is subject to the following capital requirements – minimum, critical, and risk-based. Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. The minimum capital requirement is expressed as a percentage of on-balance sheet assets and off-balance sheet obligations. The critical capital requirement is equal to one-half of the minimum capital amount. Farmer Mac's statutory charter does not specify the required level of risk-based capital but directs FCA to establish a risk-based capital stress test for Farmer Mac, using specified stress test parameters. Certain enforcement powers are given to FCA depending on Farmer Mac's compliance with these capital standards. As of March 31, 2018, Farmer Mac was in compliance with its statutory capital requirements and was classified as within "level I" (the highest compliance level). See Note 9 to the consolidated financial statements for more information about Farmer Mac's capital position and see "Business—Government Regulation of Farmer Mac—Capital Standards" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 8, 2018 for more information on the capital requirements applicable to Farmer Mac.

In accordance with FCA's rule on capital planning, Farmer Mac's board of directors has adopted a policy for maintaining a sufficient level of "Tier 1" capital (consisting of retained earnings, paid-in capital, common stock, and qualifying preferred stock). That policy imposes restrictions on Tier 1-eligible dividends and any discretionary bonus payments if Tier 1 capital falls below specified thresholds. As of March 31, 2018 and December 31, 2017, Farmer Mac's Tier 1 capital ratio was 12.5% and 12.6%, respectively, as the marginal impact of growth in risk weighted assets outpaced the marginal impact of capital growth during first quarter 2018. For more information about Farmer Mac's capital adequacy policy and FCA's rule on capital planning, see "Business—Government Regulation of Farmer Mac—Capital Standards" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 8, 2018. As of March 31, 2018, Farmer Mac was in compliance with its capital adequacy policy.

Regulatory Matters

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

Other Matters

Common Stock Dividends. For first quarter 2018, Farmer Mac paid a quarterly dividend of $0.58 per share on all classes of its common stock. For each quarter in 2017, Farmer Mac paid a quarterly dividend of $0.36 per share on all classes of its common stock. Farmer Mac's ability to declare and pay dividends on common stock could be restricted if it fails to comply with applicable capital requirements. See "Business—Government Regulation of Farmer Mac—Capital Standards—Enforcement Levels" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 8, 2018.

Preferred Stock Dividends. For first quarter 2018 and for each quarter of 2017, Farmer Mac paid the following quarterly dividends on its outstanding preferred stock:

•	$0.3672 per share on its 5.875% Non-Cumulative Preferred Stock, Series A;

•	$0.4297 per share on its 6.875% Non-Cumulative Preferred Stock, Series B; and

•	$0.3750 per share on its 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C.

Supplemental Information

The following tables present quarterly and annual information regarding new business volume, repayments, and outstanding business volume:

Table 24

New Business Volume
	Farm & Ranch		USDA Guarantees	Rural Utilities		Institutional Credit
	Loans	LTSPCs	USDA Securities	Loans	LTSPCs	AgVantage	Total
	(in thousands)
For the quarter ended:
March 31, 2018	$259,111	$159,065	$123,525	$8,645	$—	$813,337	$1,363,683
December 31, 2017	204,917	282,809	100,024	15,000	—	234,753	837,503
September 30, 2017	298,274	102,774	131,298	70,000	—	290,995	893,341
June 30, 2017	312,217	55,899	169,261	25,000	—	1,296,757	1,859,134
March 31, 2017	314,137	113,261	131,101	27,341	—	561,407	1,147,247
December 31, 2016	243,692	117,265	129,343	10,800	20,000	247,154	768,254
September 30, 2016	282,690	155,657	119,201	20,000	—	528,234	1,105,782
June 30, 2016	241,093	58,156	133,745	10,000	421,404	396,245	1,260,643
March 31, 2016	198,548	68,017	98,968	9,691	—	927,219	1,302,443

For the year ended:
December 31, 2017	1,129,545	554,743	531,684	137,341	—	2,383,912	4,737,225
December 31, 2016	966,023	399,095	481,257	50,491	441,404	2,098,852	4,437,122

Table 25

Repayments of Assets by Line of Business
	Farm & Ranch			USDA Guarantees	Rural Utilities		Institutional Credit
	Loans	Guaranteed Securities	LTSPCs	USDA Securities	Loans	LTSPCs	AgVantage	Total
	(in thousands)
For the quarter ended:
Scheduled	$110,733	$14,085	$70,057	$40,811	$26,507	$—	$392,310	$654,503
Unscheduled	73,502	4,929	81,204	43,189	14,952	120,022	—	337,798
March 31, 2018	$184,235	$19,014	$151,261	$84,000	$41,459	$120,022	$392,310	$992,301

Scheduled	$25,848	$14,371	$36,806	$22,381	$315	$13,621	$231,717	$345,059
Unscheduled	49,229	6,941	43,975	24,385	4,876	—	—	129,406
December 31, 2017	$75,077	$21,312	$80,781	$46,766	$5,191	$13,621	$231,717	$474,465

Scheduled	$61,961	$6,735	$21,409	$24,163	$27,191	$39,816	$100,571	$281,846
Unscheduled	49,894	5,861	124,676	45,192	457	—	—	226,080
September 30, 2017	$111,855	$12,596	$146,085	$69,355	$27,648	$39,816	$100,571	$507,926

Scheduled	$21,687	$9,116	$41,821	$35,169	$—	$9,885	$1,166,922	$1,284,600
Unscheduled	51,442	10,737	47,262	46,776	—	—	4,000	160,217
June 30, 2017	$73,129	$19,853	$89,083	$81,945	$—	$9,885	$1,170,922	$1,444,817

Scheduled	$70,394	$16,184	$48,375	$36,322	$26,909	$8,934	$161,451	$368,569
Unscheduled	114,811	11,985	64,486	39,457	814	—	102,059	333,612
March 31, 2017	$185,205	$28,169	$112,861	$75,779	$27,723	$8,934	$263,510	$702,181

Scheduled	$20,566	$15,209	$21,546	$21,325	$—	$15,929	$311,739	$406,314
Unscheduled	47,156	10,767	111,137	34,477	4,427	—	2,240	210,204
December 31, 2016	$67,722	$25,976	$132,683	$55,802	$4,427	$15,929	$313,979	$616,518

Scheduled	$47,221	$7,954	$39,192	$22,626	$26,522	$58,177	$559,895	$761,587
Unscheduled	85,583	17,108	67,094	36,099	2,108	—	5,000	212,992
September 30, 2016	$132,804	$25,062	$106,286	$58,725	$28,630	$58,177	$564,895	$974,579

Scheduled	$10,769	$9,876	$34,610	$34,434	$82	$7,424	$66,699	$163,894
Unscheduled	64,184	8,947	54,119	68,535	—	—	—	195,785
June 30, 2016	$74,953	$18,823	$88,729	$102,969	$82	$7,424	$66,699	$359,679

Scheduled	$42,555	$17,866	$42,619	$42,969	$25,966	$4,140	$589,847	$765,962
Unscheduled	91,510	10,883	72,642	44,694	—	—	—	219,729
March 31, 2016	$134,065	$28,749	$115,261	$87,663	$25,966	$4,140	$589,847	$985,691

For the year ended:
Scheduled	$179,890	$46,406	$148,411	$118,035	$54,415	$72,256	$1,660,661	$2,280,074
Unscheduled	265,376	35,524	280,399	155,810	6,147	—	106,059	849,315
December 31, 2017	$445,266	$81,930	$428,810	$273,845	$60,562	$72,256	$1,766,720	$3,129,389

Scheduled	$121,111	$50,905	$137,967	$121,354	$52,570	$85,670	$1,528,180	$2,097,757
Unscheduled	288,433	47,705	304,992	183,805	6,535	—	7,240	838,710
December 31, 2016	$409,544	$98,610	$442,959	$305,159	$59,105	$85,670	$1,535,420	$2,936,467

Table 26

Lines of Business - Outstanding Business Volume
	Farm & Ranch			USDA Guarantees	Rural Utilities		Institutional Credit
	Loans	Guaranteed Securities	LTSPCs	USDA Securities	Loans	LTSPCs	AgVantage	Total
	(in thousands)
As of:
March 31, 2018	$4,274,359	$314,497	$2,343,146	$2,391,739	$1,043,477	$686,320	$8,325,905	$19,379,443
December 31, 2017	4,198,733	333,511	2,335,342	2,352,214	1,076,291	806,342	7,904,878	19,007,311
September 30, 2017	4,068,893	354,823	2,133,314	2,298,956	1,066,482	819,963	7,901,842	18,644,273
June 30, 2017	3,882,474	367,419	2,176,625	2,237,013	1,024,130	859,779	7,711,418	18,258,858
March 31, 2017	3,643,386	387,272	2,209,809	2,149,697	999,130	869,664	7,585,583	17,844,541
December 31, 2016	3,514,454	415,441	2,209,409	2,094,375	999,512	878,598	7,287,686	17,399,475
September 30, 2016	3,338,484	441,417	2,224,827	2,020,834	993,139	874,527	7,354,511	17,247,739
June 30, 2016	3,188,598	466,479	2,175,456	1,960,358	1,001,769	932,704	7,391,172	17,116,536
March 31, 2016	3,022,458	485,302	2,206,029	1,929,582	991,851	518,724	7,061,626	16,215,572

Table 27

On-Balance Sheet Outstanding Business Volume
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
March 31, 2018	$7,507,581	$2,498,985	$5,432,923	$15,439,489
December 31, 2017	7,158,014	2,499,203	5,309,126	14,966,343
September 30, 2017	6,921,477	2,447,923	5,426,757	14,796,157
June 30, 2017	6,722,463	2,406,120	5,226,982	14,355,565
March 31, 2017	5,373,283	2,330,819	5,255,146	12,959,248
December 31, 2016	5,346,011	2,274,535	4,888,291	12,508,837
September 30, 2016	5,278,332	2,212,946	4,869,765	12,361,043
June 30, 2016	5,201,386	2,157,342	4,867,336	12,226,064
March 31, 2016	4,942,566	2,296,767	4,468,045	11,707,378

The following table presents the quarterly net effective spread (a non-GAAP measure) by segment:

Table 28

	Net Effective Spread by Line of Business
	Farm & Ranch		USDA Guarantees		Rural Utilities		Institutional Credit		Corporate		Net Effective Spread(1)
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
For the quarter ended:
March 31, 2018(2)	$12,540	1.80%	$4,400	0.82%	$2,950	1.12%	$14,824	0.78%	$2,387	0.36%	$37,101	0.91%
December 31, 2017	12,396	1.80%	4,979	0.93%	3,057	1.14%	14,800	0.78%	2,235	0.35%	37,467	0.93%
September 30, 2017	11,303	1.73%	4,728	0.90%	2,765	1.07%	14,455	0.78%	2,725	0.41%	35,976	0.91%
June 30, 2017	11,158	1.77%	4,551	0.87%	2,669	1.06%	14,467	0.81%	2,489	0.36%	35,334	0.91%
March 31, 2017(2)	10,511	1.77%	4,561	0.89%	2,568	1.04%	12,615	0.82%	2,271	0.32%	32,526	0.90%
December 31, 2016	10,131	1.75%	5,152	1.04%	2,530	1.02%	11,636	0.78%	1,999	0.26%	31,448	0.88%
September 30, 2016	10,476	1.86%	4,994	1.03%	2,541	1.01%	11,431	0.75%	2,239	0.24%	31,681	0.85%
June 30, 2016	9,644	1.74%	4,392	0.92%	2,459	0.98%	11,412	0.77%	2,596	0.29%	30,503	0.83%
March 31, 2016	9,238	1.67%	4,118	0.87%	2,438	0.99%	11,093	0.80%	2,553	0.26%	29,440	0.81%

(1)
Net effective spread is a non-GAAP measure. Effective in fourth quarter 2017, Farmer Mac revised its methodology for calculating net effective spread to also include the net effects of terminations or net settlements on financial derivatives and hedging activities. All prior period information has been recast to reflect the revised net effective spread methodology. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Measures—Net Effective Spread" for more information about net effective spread.

(2)
See Note 9 to the consolidated financial statements for a reconciliation of GAAP net interest income by line of business to net effective spread by line of business for three months ended March 31, 2018 and 2017.

The following table presents quarterly core earnings (a non-GAAP measure) reconciled to net income attributable to common stockholders:

Table 29

Core Earnings by Quarter Ended
	March 2018	December 2017	September 2017	June 2017	March 2017	December 2016	September 2016	June 2016	March 2016
	(in thousands)
Revenues:
Net effective spread	$37,101	$37,467	$35,976	$35,334	$32,526	$31,448	$31,681	$30,503	$29,440
Guarantee and commitment fees	5,083	5,157	4,935	4,942	5,316	5,158	4,533	4,810	4,669
Other	428	69	274	107	485	545	713	466	346
Total revenues	42,612	42,693	41,185	40,383	38,327	37,151	36,927	35,779	34,455

Credit related (income)/expense:
(Release of)/provision for losses	(410)	464	384	466	444	512	(31)	458	63
REO operating expenses	16	—	—	23	—	—	—	—	39
(Gains)/losses on sale of REO	—	(964)	(32)	(757)	5	—	(15)	—	—
Total credit related (income)/expense	(394)	(500)	352	(268)	449	512	(46)	458	102

Operating expenses:
Compensation and employee benefits	6,654	5,247	5,987	6,682	6,317	5,949	5,438	5,611	5,774
General and administrative	4,326	4,348	3,890	3,921	3,800	4,352	3,474	3,757	3,526
Regulatory fees	625	625	625	625	625	625	613	612	613
Total operating expenses	11,605	10,220	10,502	11,228	10,742	10,926	9,525	9,980	9,913

Net earnings	31,401	32,973	30,331	29,423	27,136	25,713	27,448	25,341	24,440
Income tax expense	6,259	11,796	10,268	10,307	8,844	9,189	9,577	8,979	8,568
Net (loss)/income attributable to non-controlling interest(1)	—	—	—	(150)	(15)	28	(18)	(16)	(28)
Preferred stock dividends	3,295	3,296	3,295	3,296	3,295	3,296	3,295	3,296	3,295
Core earnings	$21,847	$17,881	$16,768	$15,970	$15,012	$13,200	$14,594	$13,082	$12,605

Reconciling items:
Gains/(losses) on financial derivatives and hedging activities due to fair value changes	285	(264)	2,737	2,221	4,805	17,233	1,460	(2,076)	(2,989)
Unrealized gains/(losses) on trading assets	16	60	—	(2)	(82)	(474)	1,182	394	358
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(686)	(129)	(954)	(117)	(127)	(40)	(157)	(371)	(281)
Net effects of terminations or net settlements on financial derivatives and hedging activities	1,242	632	862	232	948	2,150	238	398	(608)
Re-measurement of net deferred tax asset due to enactment of new tax legislation	—	(1,365)	—	—	—	—	—	—	—
Income tax effect related to reconciling items	(180)	(105)	(926)	(816)	(1,941)	(6,604)	(953)	579	1,232
Net income attributable to common stockholders	$22,524	$16,710	$18,487	$17,488	$18,615	$25,465	$16,364	$12,006	$10,317

(1)	As of May 1, 2017, Farmer Mac transferred its entire 65% ownership interest in AgVisory back to the limited liability company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Farmer Mac's management on a timely basis to allow decisions regarding required disclosure. Management, including Farmer Mac's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Farmer Mac's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2018.

Farmer Mac carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Farmer Mac's disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

None.

Item 1A.    Risk Factors

There were no material changes from the risk factors previously disclosed in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 8, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Farmer Mac is a federally chartered instrumentality of the United States whose debt and equity securities are exempt from registration under Section 3(a)(2) of the Securities Act of 1933. During first quarter 2018, the following transactions occurred related to Farmer Mac's equity securities that were not registered under the Securities Act of 1933 and were not otherwise reported on a Current Report on Form 8-K:

Class C Non-Voting Common Stock. Under Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 42 shares of its Class C Non-Voting Common Stock on January 3, 2018 to the three directors who elected to receive stock in lieu of their cash retainers. Farmer Mac calculated the number of shares issued to the directors based on a price of $78.24 per share, which was the closing price of the Class C Non-Voting Common Stock on December 29, 2017 (the last trading day of the year) as reported by the New York Stock Exchange.

(b)	Not applicable.

(c)	None.

Item 3. Defaults Upon Senior Securities

(a) None.

(b) None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

Item 6.Exhibits

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
Second Amended and Restated First Supplemental Note Purchase Agreement between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant, dated as of February 26, 2018.

**	31.1	—
Certification of Registrant's principal executive officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Registrant's principal executive officer and principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Lowell L. Junkins		May 10, 2018
By:	Lowell L. Junkins	Date
Acting President and Chief Executive Officer
(Principal Executive Officer)

/s/ R. Dale Lynch		May 10, 2018
By:	R. Dale Lynch	Date
Executive Vice President – Chief Financial Officer
(Principal Financial Officer)