Form 10-Q
period 2019-03-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2019-05-02
CIK 845877

As filed with the Securities and Exchange Commission on May 2, 2019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes        ☐                                No           ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Exchange on which registered
Class A voting common stock	AGM.A	New York Stock Exchange
Class C non-voting common stock	AGM	New York Stock Exchange
5.875% Non-Cumulative Preferred Stock, Series A	AGM.PRA	New York Stock Exchange
6.875% Non-Cumulative Preferred Stock, Series B	AGM.PRB	New York Stock Exchange
6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C	AGM.PRC	New York Stock Exchange

As of April 25, 2019, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock and 9,167,448 shares of Class C non-voting common stock.

PART I

Item 1.    Financial Statements

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of
	March 31, 2019	December 31, 2018
	(in thousands)
Assets:
Cash and cash equivalents	$376,122	$425,256
Investment securities:
Available-for-sale, at fair value	2,457,978	2,217,852
Held-to-maturity, at amortized cost	45,032	45,032
Total Investment Securities	2,503,010	2,262,884
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value	6,441,624	5,974,497
Held-to-maturity, at amortized cost	2,040,415	2,096,618
Total Farmer Mac Guaranteed Securities	8,482,039	8,071,115
USDA Securities:
Trading, at fair value	9,487	9,999
Held-to-maturity, at amortized cost	2,125,312	2,166,174
Total USDA Securities	2,134,799	2,176,173
Loans:
Loans held for investment, at amortized cost	4,480,511	4,004,968
Loans held for investment in consolidated trusts, at amortized cost	1,566,330	1,517,101
Allowance for loan losses	(6,753)	(7,017)
Total loans, net of allowance	6,040,088	5,515,052
Real estate owned, at lower of cost or fair value	1,253	128
Financial derivatives, at fair value	6,053	7,487
Interest receivable (includes $11,727 and $19,783, respectively, related to consolidated trusts)	143,877	180,080
Guarantee and commitment fees receivable	39,913	40,366
Deferred tax asset, net	3,994	6,369
Prepaid expenses and other assets	66,629	9,418
Total Assets	$19,797,777	$18,694,328

Liabilities and Equity:
Liabilities:
Notes payable:
Due within one year	$8,571,615	$7,757,050
Due after one year	8,679,287	8,486,647
Total notes payable	17,250,902	16,243,697
Debt securities of consolidated trusts held by third parties	1,567,195	1,528,957
Financial derivatives, at fair value	22,203	19,633
Accrued interest payable (includes $9,647 and $17,125, respectively, related to consolidated trusts)	94,420	96,743
Guarantee and commitment obligation	38,288	38,683
Accounts payable and accrued expenses	59,433	11,891
Reserve for losses	2,038	2,167
Total Liabilities	19,034,479	17,941,771
Commitments and Contingencies (Note 6)
Equity:
Preferred stock:
Series A, par value $25 per share, 2,400,000 shares authorized, issued and outstanding	58,333	58,333
Series B, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,044	73,044
Series C, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,382	73,382
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,157,841 shares and 9,137,550 shares outstanding, respectively	9,158	9,138
Additional paid-in capital	118,841	118,822
Accumulated other comprehensive income, net of tax	21,254	24,956
Retained earnings	407,755	393,351
Total Equity	763,298	752,557
Total Liabilities and Equity	$19,797,777	$18,694,328
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$18,707	$11,463
Farmer Mac Guaranteed Securities and USDA Securities	85,411	62,430
Loans	51,397	45,653
Total interest income	155,515	119,546
Total interest expense	114,916	76,317
Net interest income	40,599	43,229
Release of loan losses	264	431
Net interest income after release of loan losses	40,863	43,660
Non-interest income:
Guarantee and commitment fees	3,513	3,499
Losses on financial derivatives	(360)	(3,850)
Gains on trading securities	44	16
Other income	493	574
Non-interest income	3,690	239
Non-interest expense:
Compensation and employee benefits	7,606	6,654
General and administrative	4,596	4,326
Regulatory fees	688	625
Real estate owned operating costs, net	—	16
(Release of)/provision for reserve for losses	(129)	21
Non-interest expense	12,761	11,642
Income before income taxes	31,792	32,257
Income tax expense	6,622	6,438
Net income attributable to Farmer Mac	25,170	25,819
Preferred stock dividends	(3,296)	(3,295)
Net income attributable to common stockholders	$21,874	$22,524

Earnings per common share:
Basic earnings per common share	$2.05	$2.12
Diluted earnings per common share	$2.03	$2.10
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands)
Net income	$25,170	$25,819
Other comprehensive income before taxes:
Net unrealized gains on available-for-sale securities	3,241	21,228
Net changes in held-to-maturity securities	(2,262)	(1,310)
Net unrealized (losses)/gains on cash flow hedges	(5,665)	6,663
Other comprehensive (loss)/income before tax	(4,686)	26,581
Income tax benefit/(expense) related to other comprehensive (loss)/income	984	(5,582)
Other comprehensive (loss)/income net of tax	(3,702)	20,999
Comprehensive income attributable to Farmer Mac	$21,468	$46,818
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
	(in thousands)
Balance as of December 31, 2017	8,400	$204,759	10,619	$10,619	$118,979	$51,085	$322,704	$708,146
Cumulative effect from change in hedge accounting	—	—	—	—	—	27	471	498
Balance as of January 1, 2018	8,400	$204,759	10,619	$10,619	$118,979	$51,112	$323,175	$708,644
Net income:
Attributable to Farmer Mac	—	—	—	—	—	—	25,819	25,819
Other comprehensive income, net of tax	—	—	—	—	—	20,999	—	20,999
Cash dividends:
Preferred stock	—	—	—	—	—	—	(3,295)	(3,295)
Common stock (cash dividend of $0.58 per share)	—	—	—	—	—	—	(6,161)	(6,161)
Issuance of Class C Common Stock	—	—	31	31	3	—	—	34
Stock-based compensation cost	—	—	—	—	664	—	—	664
Other stock-based award activity	—	—	—	—	(1,438)	—	—	(1,438)
Balance as of March 31, 2018	8,400	$204,759	10,650	$10,650	$118,208	$72,111	$339,538	$745,266

Balance as of December 31, 2018	8,400	$204,759	10,669	$10,669	$118,822	$24,956	$393,351	$752,557
Net income:
Attributable to Farmer Mac	—	—	—	—	—	—	25,170	25,170
Other comprehensive loss, net of tax	—	—	—	—	—	(3,702)	—	(3,702)
Cash dividends:
Preferred stock	—	—	—	—	—	—	(3,296)	(3,296)
Common stock (cash dividend of $0.70 per share)	—	—	—	—	—	—	(7,470)	(7,470)
Issuance of Class C Common Stock	—	—	20	20	3	—	—	23
Stock-based compensation cost	—	—	—	—	724	—	—	724
Other stock-based award activity	—	—	—	—	(708)	—	—	(708)
Balance as of March 31, 2019	8,400	$204,759	10,689	$10,689	$118,841	$21,254	$407,755	$763,298
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands)
Cash flows from operating activities:
Net income	$25,170	$25,819
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums, and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Securities	(2,204)	309
Amortization of debt premiums, discounts and issuance costs	10,826	6,008
Net change in fair value of trading securities, hedged assets, and financial derivatives	(69,096)	19,174
Total release for losses	(393)	(410)
Excess tax benefits related to stock-based awards	127	440
Deferred income taxes	2,902	(161)
Stock-based compensation expense	724	664
Proceeds from repayment of loans purchased as held for sale	18,671	34,699
Net change in:
Interest receivable	36,204	41,219
Guarantee and commitment fees receivable	58	(15)
Other assets	(5,674)	(11,973)
Accrued interest payable	(2,323)	(4,054)
Other liabilities	3,528	6,111
Net cash provided by operating activities	18,520	117,830
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(473,326)	(242,677)
Purchases of Farmer Mac Guaranteed Securities and USDA Securities	(857,511)	(931,199)
Purchases of loans held for investment	(748,553)	(267,756)
Proceeds from repayment of available-for-sale investment securities	205,240	263,621
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Securities	554,340	472,235
Proceeds from repayment of loans purchased as held for investment	222,980	191,298
Proceeds from sale of Farmer Mac Guaranteed Securities	116,708	131,202
Net cash used by investing activities	(980,122)	(383,276)
Cash flows from financing activities:
Proceeds from issuance of discount notes	12,773,401	10,587,657
Proceeds from issuance of medium-term notes	2,124,252	2,060,844
Payments to redeem discount notes	(12,597,517)	(10,941,104)
Payments to redeem medium-term notes	(1,311,954)	(1,200,936)
Payments to third parties on debt securities of consolidated trusts	(64,263)	(38,918)
Proceeds from common stock issuance	3	3
Tax payments related to share-based awards	(688)	(1,407)
Dividends paid on common and preferred stock	(10,766)	(9,457)
Net cash provided by financing activities	912,468	456,682
Net change in cash and cash equivalents	(49,134)	191,236
Cash and cash equivalents at beginning of period	425,256	302,022
Cash and cash equivalents at end of period	$376,122	$493,258
Non-cash activity:
Loans acquired and securitized as Farmer Mac Guaranteed Securities	116,708	131,202
Consolidation of Farmer Mac Guaranteed Securities from off-balance sheet to loans held for investment in consolidated trusts and to debt securities of consolidated trusts held by third parties	97,780	96,909
Reclassification of defaulted loans from loans held for investment in consolidated trusts to loans held for investment (Table 6.2)	4,721	721
Maturity of investment security - not yet settled	(40,310)	—
Purchases of securities - traded, not yet settled	35,100	5,640
  The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim unaudited consolidated financial statements of the Federal Agricultural Mortgage Corporation ("Farmer Mac") and subsidiaries have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Farmer Mac and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted as permitted by SEC rules and regulations. The December 31, 2018 consolidated balance sheet presented in this report has been derived from Farmer Mac's audited 2018 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2018 consolidated financial statements of Farmer Mac and subsidiaries included in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 21, 2019. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year. Presented below are Farmer Mac's significant accounting policies that contain updated information for the three months ended March 31, 2019.

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

The following tables present, by line of business, details about the consolidation of VIEs:

Table 1.1

	Consolidation of Variable Interest Entities
	As of March 31, 2019
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost	$1,566,330	$—	$—	$—	$—	$1,566,330
Debt securities of consolidated trusts held by third parties (1)	1,567,195	—	—	—	—	1,567,195
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value (2)	—	27,031	—	—	—	27,031
Maximum exposure to loss (3)	—	26,794	—	—	—	26,794
Investment securities:
Carrying value (4)	—	—	—	—	1,026,064	1,026,064
Maximum exposure to loss (3) (4)	—	—	—	—	1,030,108	1,030,108
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (3) (5)	128,221	376,487	—	—	—	504,708

(1)	Includes borrower remittances of $0.9 million. The borrower remittances had not been passed through to third party investors as of March 31, 2019.

(2)	Includes $0.2 million of unamortized premiums and discounts and fair value adjustments related to the USDA Guarantees line of business.

(3)	Farmer Mac uses unpaid principal balance and outstanding face amount of investment securities to represent maximum exposure to loss.

(4)	Includes auction-rate certificates, asset-backed securities, and government-sponsored enterprise ("GSE")-guaranteed mortgage-backed securities.

(5)	The amount under the Farm & Ranch line of business relates to unconsolidated trusts where Farmer Mac determined it was not the primary beneficiary due to shared power with an unrelated party.

	Consolidation of Variable Interest Entities
	As of December 31, 2018
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost	$1,517,101	$—	$—	$—	$—	$1,517,101
Debt securities of consolidated trusts held by third parties (1)	1,528,957	—	—	—	—	1,528,957
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value (2)	—	27,627	—	—	—	27,627
Maximum exposure to loss (3)	—	27,383	—	—	—	27,383
Investment securities:
Carrying value (4)	—	—	—	—	1,000,942	1,000,942
Maximum exposure to loss (3) (4)	—	—	—	—	1,003,968	1,003,968
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (3) (5)	135,862	367,684	—	—	—	503,546

(1)	Includes borrower remittances of $11.9 million. The borrower remittances had not been passed through to third party investors as of December 31, 2018.

(2)	Includes $0.2 million of unamortized premiums and discounts and fair value adjustments related to the USDA Guarantees line of business.

(3)	Farmer Mac uses unpaid principal balance and outstanding face amount of investment securities to represent maximum exposure to loss.

(4)	Includes auction-rate certificates, asset-backed securities, and government-sponsored enterprise ("GSE")-guaranteed mortgage-backed securities.

(5)	The amount under the Farm & Ranch line of business relates to unconsolidated trusts where Farmer Mac determined it was not the primary beneficiary due to shared power with an unrelated party.

(a)	Earnings Per Common Share

Basic earnings per common share ("EPS") is based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per common share is based on the weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive stock appreciation rights ("SARs") and unvested restricted stock awards.  The following schedule reconciles basic and diluted EPS for the three months ended March 31, 2019 and 2018:

Table 1.2

	For the Three Months Ended
	March 31, 2019			March 31, 2018
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$21,874	10,670	$2.05	$22,524	10,622	$2.12
Effect of dilutive securities(1)
SARs and restricted stock	—	107	(0.02)	—	119	(0.02)
Diluted EPS	$21,874	10,777	$2.03	$22,524	10,741	$2.10

(1)
For the three months ended March 31, 2019 and 2018, SARs and restricted stock of 56,976 and 25,062, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the three months ended March 31, 2019 and 2018, contingent shares of unvested restricted stock of 12,284 and 13,138, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.

(b)	Comprehensive Income

Comprehensive income represents all changes in stockholders' equity except those resulting from investments by or distributions to stockholders, and is comprised of net income and unrealized gains and losses on available-for-sale securities, certain held-to-maturity securities transferred from the available-for-sale classification, and cash flow hedges, net of related taxes.

The following table presents the changes in accumulated other comprehensive income ("AOCI"), net of tax, by component for the three months ended March 31, 2019 and 2018:

Table 1.3

	As of March 31, 2019				As of March 31, 2018
	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$(25,360)	$43,443	$6,873	$24,956	$(1,676)	$48,236	$4,525	$51,085
Cumulative effect from change in hedge accounting	—	—	—	—	—	—	27	27
Adjusted Beginning Balance	(25,360)	43,443	6,873	24,956	(1,676)	48,236	4,552	51,112
Other comprehensive income/(loss) before reclassifications	3,318	—	(4,095)	$(777)	18,187	—	5,053	$23,240
Amounts reclassified from AOCI	(758)	(1,787)	(380)	(2,925)	(1,417)	(1,035)	211	(2,241)
Net comprehensive income/(loss)	2,560	(1,787)	(4,475)	(3,702)	16,770	(1,035)	5,264	20,999
Ending Balance	$(22,800)	$41,656	$2,398	$21,254	$15,094	$47,201	$9,816	$72,111

The following table presents other comprehensive income activity, the impact on net income of amounts reclassified from each component of AOCI, and the related tax impact for the three months ended March 31, 2019 and 2018:

Table 1.4

	For the Three Months Ended
	March 31, 2019			March 31, 2018
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive income:
Available-for-sale-securities:
Unrealized holding gains on available-for-sale-securities	$4,200	$882	$3,318	$23,022	$4,835	$18,187
Less reclassification adjustments included in:
Net interest income(1)	(953)	(200)	(753)	(1,787)	(375)	(1,412)
Other income(2)	(6)	(1)	(5)	(7)	(2)	(5)
Total	$3,241	$681	$2,560	$21,228	$4,458	$16,770
Held-to-maturity securities:
Less reclassification adjustments included in:
Net interest income(3)	(2,262)	(475)	(1,787)	(1,310)	(275)	(1,035)
Total	$(2,262)	$(475)	$(1,787)	$(1,310)	$(275)	$(1,035)
Cash flow hedges
Unrealized (losses)/gains on cash flow hedges	$(5,184)	$(1,089)	(4,095)	$6,396	$1,343	5,053
Less reclassification adjustments included in:
Net interest income(4)	(481)	(101)	(380)	267	56	211
Total	$(5,665)	$(1,190)	$(4,475)	$6,663	$1,399	$5,264
Other comprehensive (loss)/income	$(4,686)	$(984)	$(3,702)	$26,581	$5,582	$20,999

(1)	Relates to the amortization of unrealized gains on hedged items prior to the application of fair value hedge accounting.

(2)	Represents amortization of deferred gains related to certain available-for-sale USDA Securities and Farmer Mac Guaranteed USDA Securities.

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

(4)	Relates to the recognition of unrealized gains and losses on cash flow hedges recorded in AOCI.

(c)	New Accounting Standards

Recently Adopted Accounting Guidance

Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
ASU 2016-02, Leases (Topic 842)
This Update provides new guidance intended to improve financial reporting about leasing transactions. This Update requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. It also requires new disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases.
		January 1, 2019	The adoption of this Update did not have a material effect on Farmer Mac's financial position, results of operations, or cash flows.

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Consolidated Financial Statements

Standard	Description	Date of Planned Adoption	Effect on Consolidated Financial Statements
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This Update will require entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts, as well as require entities to use forward-looking information to form their credit loss estimates.
January 1, 2020
Farmer Mac is currently developing its accounting policy, planning for changes to its loss estimation methodologies, and evaluating the impact that the new guidance will have on its consolidated financial statements. The impact will primarily result from the new requirements to recognize all expected losses rather than just incurred losses as of the reporting date.

ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities
The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium by requiring the premium to be amortized to the earliest call date. There is no required accounting change for securities held at a discount in this ASU.
		January 1, 2020	Farmer Mac does not expect that adoption of the new guidance will have a material effect on Farmer Mac's financial position, results of operations, or cash flows.
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement
The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurements, including the consideration of costs and benefits. Certain disclosure requirements were either removed, modified, or added.
		January 1, 2020	Farmer Mac does not expect that adoption of the new guidance will have a material effect on Farmer Mac's financial position, results of operations, or cash flows.
ASU 2018-15, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract

The amendments in this Update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).
		January 1, 2020	Farmer Mac does not expect that adoption of the new guidance will have a material effect on Farmer Mac's financial position, results of operations, or cash flows.

(d)	Reclassifications

Certain reclassifications of prior period information were made to conform to the current period presentation.

2.INVESTMENT SECURITIES

The following tables set forth information about Farmer Mac's investment securities as of March 31, 2019 and December 31, 2018:

Table 2.1

	As of March 31, 2019
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,700	$—	$19,700	$—	$(788)	$18,912
Floating rate asset-backed securities	27,726	(130)	27,596	—	(145)	27,451
Floating rate Government/GSE guaranteed mortgage-backed securities	1,379,534	1,393	1,380,927	626	(5,316)	1,376,237
Fixed rate GSE guaranteed mortgage-backed securities	370	—	370	23	—	393
Fixed rate U.S. Treasuries	1,039,925	(5,543)	1,034,382	705	(102)	1,034,985
Total available-for-sale	2,467,255	(4,280)	2,462,975	1,354	(6,351)	2,457,978
Held-to-maturity:
Fixed rate Government/GSE guaranteed mortgage-backed securities(1)	45,032	—	45,032	926	—	45,958
Total investment securities	$2,512,287	$(4,280)	$2,508,007	$2,280	$(6,351)	$2,503,936

(1)	The held-to-maturity investment securities had a weighted average yield of 3.8% as of March 31, 2019.

	As of December 31, 2018
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,700	$—	$19,700	$—	$(985)	$18,715
Floating rate asset-backed securities	28,940	(136)	28,804	2	(128)	28,678
Floating rate Government/GSE guaranteed mortgage-backed securities	1,379,472	1,528	1,381,000	721	(4,267)	1,377,454
Fixed rate GSE guaranteed mortgage-backed securities	384	1	385	18	—	403
Fixed rate U.S. Treasuries	797,913	(4,882)	793,031	119	(548)	792,602
Total available-for-sale	2,226,409	(3,489)	2,222,920	860	(5,928)	2,217,852
Held-to-maturity:
Fixed rate Government/GSE guaranteed mortgage-backed securities(1)	45,032	—	45,032	562	—	45,594
Total investment securities	$2,271,441	$(3,489)	$2,267,952	$1,422	$(5,928)	$2,263,446

(1)	The held-to-maturity investment securities had a weighted average yield of 3.5% as of December 31, 2018.

Farmer Mac did not sell any securities from its available-for-sale investment portfolio during the three months ended March 31, 2019 and 2018.

As of March 31, 2019 and December 31, 2018, unrealized losses on available-for-sale investment securities were as follows:

Table 2.2

	As of March 31, 2019
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$18,912	$(788)
Floating rate asset-backed securities	6,179	(56)	18,173	(89)
Floating rate Government/GSE guaranteed mortgage-backed securities	715,948	(3,368)	381,997	(1,948)
Fixed rate U.S. Treasuries	262,700	(41)	117,382	(61)
Total	$984,827	$(3,465)	$536,464	$(2,886)

Number of securities in loss position		48		63

	As of December 31, 2018
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$18,715	$(985)
Floating rate asset-backed securities	6,456	(38)	19,058	(90)
Floating rate Government/GSE guaranteed mortgage-backed securities	927,416	(2,907)	196,416	(1,360)
Fixed rate U.S. Treasuries	499,581	(336)	81,597	(212)
Total	$1,433,453	$(3,281)	$315,786	$(2,647)

Number of securities in loss position		72		48

The unrealized losses presented above are principally due to a general widening of market spreads and an increase in the levels of interest rates from the dates of acquisition to March 31, 2019 and December 31, 2018, as applicable. The resulting decrease in fair values reflects an increase in the perceived risk by the financial markets related to those securities. As of March 31, 2019 and December 31, 2018, all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government or had credit ratings of at least "AA+."

Securities in unrealized loss positions for 12 months or longer have a fair value as of March 31, 2019 that is, on average, approximately 99.5% of their amortized cost basis. Farmer Mac believes that all of these unrealized losses are recoverable within a reasonable period of time by way of maturity or changes in credit spreads. Accordingly, Farmer Mac has concluded that none of the unrealized losses on these available-for-sale investment securities are other-than-temporary impairment as of March 31, 2019 and December 31, 2018. Farmer Mac does not intend to sell these securities, and it is not "more likely than not" that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

The amortized cost, fair value, and weighted-average yield of available-for-sale investment securities by remaining contractual maturity as of March 31, 2019 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 2.3

	As of March 31, 2019
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$982,026	$982,554	1.40%
Due after one year through five years	272,477	272,528	2.78%
Due after five years through ten years	650,974	647,882	2.87%
Due after ten years	557,498	555,014	3.08%
Total	$2,462,975	$2,457,978	2.32%

3.FARMER MAC GUARANTEED SECURITIES AND USDA SECURITIES

The following tables set forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities as of March 31, 2019 and December 31, 2018:

Table 3.1

	As of March 31, 2019
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$2,013,619	$(235)	$2,013,384	$7,035	$(5,932)	$2,014,487
Farmer Mac Guaranteed USDA Securities	26,794	237	27,031	237	—	27,268
Total Farmer Mac Guaranteed Securities	2,040,413	2	2,040,415	7,272	(5,932)	2,041,755
USDA Securities	2,072,411	52,901	2,125,312	1	(21,409)	2,103,904
Total held-to-maturity	$4,112,824	$52,903	$4,165,727	$7,273	$(27,341)	$4,145,659
Available-for-sale:
AgVantage	$6,408,318	$(190)	$6,408,128	$67,066	$(33,570)	$6,441,624
Trading:
USDA Securities(1)	$9,087	$649	$9,736	$22	$(271)	$9,487

(1)	The trading USDA securities had a weighted average yield of 5.23% as of March 31, 2019.

	As of December 31, 2018
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$2,069,185	$(194)	$2,068,991	$2,637	$(11,948)	$2,059,680
Farmer Mac Guaranteed USDA Securities	27,383	244	27,627	98	—	27,725
Total Farmer Mac Guaranteed Securities	2,096,568	50	2,096,618	2,735	(11,948)	2,087,405
USDA Securities	2,110,963	55,211	2,166,174	—	(62,227)	2,103,947
Total held-to-maturity	$4,207,531	$55,261	$4,262,792	$2,735	$(74,175)	$4,191,352
Available-for-sale:
AgVantage	$6,003,733	$(204)	$6,003,529	$22,335	$(51,367)	$5,974,497
Trading:
USDA Securities(1)	$9,591	$701	$10,292	$20	$(313)	$9,999

(1)	The trading USDA securities had a weighted average yield of 5.21% as of December 31, 2018.

As of March 31, 2019 and December 31, 2018, unrealized losses on held-to-maturity and available-for-sale on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities were as follows:

Table 3.2

	As of March 31, 2019
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$212,783	$(67)	$1,030,571	$(5,865)
USDA Securities	33,763	(819)	2,069,702	(20,590)
Total held-to-maturity	$246,546	$(886)	$3,100,273	$(26,455)

Available-for-sale:
AgVantage	$552,404	$(3,779)	$1,633,673	$(29,791)

	As of December 31, 2018
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$669,610	$(1,760)	$976,318	$(10,188)
USDA Securities	38,203	(696)	2,065,743	(61,531)
Total held-to-maturity	$707,813	$(2,456)	$3,042,061	$(71,719)

Available-for-sale:
AgVantage	$1,480,423	$(9,364)	$1,599,679	$(42,003)

The unrealized losses presented above are principally due to higher interest rates from the date of acquisition to March 31, 2019 and December 31, 2018, as applicable. The unrealized losses on the held-to-maturity USDA Securities as of both March 31, 2019 and December 31, 2018 reflect their increased cost basis resulting from their transfer to held-to-maturity as of October 1, 2016.

The credit exposure related to Farmer Mac's USDA Guarantees line of business is covered by the full faith and credit guarantee of the United States.

The unrealized losses from AgVantage securities were on 28 and 38 available-for-sale securities as of March 31, 2019 and December 31, 2018, respectively. There were 32 and 43 held-to-maturity AgVantage securities with an unrealized loss as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, 24 available-for-sale AgVantage securities had been in a loss position for more than 12 months. As of December 31, 2018, 21 available-for-sale AgVantage securities had been in a loss position for more than 12 months. Farmer Mac has concluded that none of the unrealized losses on its held-to-maturity Farmer Mac Guaranteed Securities and USDA Securities and available-for-sale Farmer Mac Guaranteed Securities are other-than-temporarily impaired as of either March 31, 2019 or December 31, 2018.  Farmer Mac does not intend to sell these securities, and it is not "more likely than not" that Farmer Mac will be required to sell the securities before recovery of the amortized cost basis.

During the three months ended March 31, 2019 and 2018, Farmer Mac realized no gains or losses from the sale of Farmer Mac Guaranteed Securities and USDA Securities.

The amortized cost, fair value, and weighted-average yield of available-for-sale and held-to-maturity Farmer Mac Guaranteed Securities and USDA Securities by remaining contractual maturity as of March 31, 2019 are set forth below. The balances presented are based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 3.3

	As of March 31, 2019
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$584,884	$585,085	3.09%
Due after one year through five years	2,976,650	2,988,640	3.16%
Due after five years through ten years	1,281,673	1,291,943	3.21%
Due after ten years	1,564,921	1,575,956	3.62%
Total	$6,408,128	$6,441,624	3.28%

	As of March 31, 2019
	Held-to-Maturity Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$682,586	$681,561	2.15%
Due after one year through five years	1,420,155	1,421,423	3.07%
Due after five years through ten years	204,350	202,025	3.45%
Due after ten years	1,858,636	1,840,650	3.62%
Total	$4,165,727	$4,145,659	3.18%

4.FINANCIAL DERIVATIVES

Farmer Mac enters into financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of certain assets, future cash flows, or debt issuance, and not for trading or speculative purposes.  For more information about Farmer Mac's financial derivatives, see Note 6 in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 21, 2019.

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements as of March 31, 2019 and December 31, 2018:

Table 4.1

	As of March 31, 2019
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Term (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$4,085,824	$1,489	$(5,981)	2.49%	2.63%		11.95
Receive fixed non-callable	1,760,200	807	(4,163)	2.61%	1.88%		1.42
Receive fixed callable	370,000	617	(1)	2.36%	2.63%		2.48
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	373,000	2,043	(144)	2.40%	2.91%		5.87
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	316,534	281	(11,785)	3.69%	2.74%		6.00
Receive fixed non-callable	2,886,621	—	—	2.56%	2.36%		0.97
Basis swaps	2,004,000	841	(74)	2.58%	2.56%		1.22
Treasury futures	12,300		(94)			123.46
Credit valuation adjustment		(25)	39
Total financial derivatives	$11,808,479	$6,053	$(22,203)
Collateral (held)/pledged		(3,900)	90,420
Net amount		$2,153	$68,217

	As of December 31, 2018
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Term (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$3,097,084	$3,004	$(4,326)	2.42%	2.58%		9.75
Receive fixed non-callable	1,871,200	547	(4,484)	2.50%	1.84%		1.58
Receive fixed callable	160,000	338	(28)	2.35%	3.06%		2.91
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	373,000	2,441	(99)	2.40%	2.83%		6.12
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	316,664	796	(10,399)	3.69%	2.52%		6.25
Receive fixed non-callable	2,347,371	—	—	2.37%	2.10%		0.86
Basis swaps	1,770,026	421	(130)	2.45%	2.49%		1.27
Treasury futures	20,400	—	(188)			121.09
Credit valuation adjustment		(60)	21
Total financial derivatives	$9,955,745	$7,487	$(19,633)
Collateral (held)/pledged		(1,778)	47,018
Net amount		$5,709	$27,385
As of March 31, 2019, Farmer Mac expects to reclassify $1.3 million after tax from accumulated other comprehensive income to earnings over the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges after March 31, 2019. During the three months ended March 31, 2019 and 2018, there were no gains or losses from interest rate swaps designated as cash flow hedges reclassified to earnings because it became probable that the original forecasted transaction would not occur.

The following table summarizes the net income/(expense) recognized in the consolidated statements of operations related to derivatives for the three months ended March 31, 2019 and 2018:

Table 4.2

	For the Three Months Ended March 31, 2019
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income			Non-Interest Income	Total
	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Losses on financial derivatives
	(in thousands)
Total amounts presented in the consolidated statement of operations:	$85,411	$51,397	$(114,916)	$(360)	$21,532
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	1,550	(22)	(3,218)	—	(1,690)
Recognized on hedged items	24,565	4,555	(9,922)	—	19,198
Discount amortization recognized on hedged items	—	—	(149)	—	(149)
Income/(expense) related to interest settlements on fair value hedging relationships	$26,115	$4,533	$(13,289)	$—	$17,359

Gains/(losses) on fair value hedging relationships:
Recognized on derivatives	(58,987)	(20,082)	8,978	—	(70,091)
Recognized on hedged items	59,352	16,237	(8,197)	—	67,392
Gains/(losses) on fair value hedging relationships	$365	$(3,845)	$781	$—	$(2,699)

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	—	—	481	—	481
Recognized on hedged items	—	—	(2,688)	—	(2,688)
Discount amortization recognized on hedged items	—	—	(1)	—	(1)
Expense recognized on cash flow hedges	$—	$—	$(2,208)	$—	$(2,208)

Losses on financial derivatives not designated in hedge relationships:
Gains on interest rate swaps	—	—	—	2,168	2,168
Interest expense on interest rate swaps	—	—	—	(2,300)	(2,300)
Treasury futures	—	—	—	(228)	(228)
Losses on financial derivatives not designated in hedge relationships	$—	$—	$—	$(360)	$(360)

	For the Three Months Ended March 31, 2018
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income			Non-Interest Income	Total
	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Losses on financial derivatives
	(in thousands)
Total amounts presented in the consolidated statement of operations	$62,430	$45,653	$(76,317)	$(3,850)	$27,916
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	(1,488)	(297)	294	—	(1,491)
Recognized on hedged items	13,597	1,414	(7,915)	—	7,096
Discount amortization recognized on hedged items	—	—	(155)	—	(155)
Income/(expense) related to interest settlements on fair value hedging relationships	$12,109	$1,117	$(7,776)	$—	$5,450

Gains/(losses) on fair value hedging relationships:
Recognized on derivatives	20,449	6,419	(9,647)	—	17,221
Recognized on hedged items	(18,948)	(6,572)	11,137	—	(14,383)
Gains/(losses) on fair value hedging relationships	$1,501	$(153)	$1,490	$—	$2,838

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$(267)	$—	$(267)
Recognized on hedged items	—	—	(1,780)	—	(1,780)
Discount amortization recognized on hedged items	—	—	(2)	—	(2)
Expense recognized on cash flow hedges	$—	$—	$(2,049)	$—	$(2,049)

Losses on financial derivatives not designated in hedging relationships:
Losses on interest rate swaps	$—	$—	$—	$(2,088)	$(2,088)
Interest expense on interest rate swaps	—	—	—	(1,987)	(1,987)
Treasury futures	—	—	—	225	225
Losses on financial derivatives not designated in hedge relationships	$—	$—	$—	$(3,850)	$(3,850)

The following table shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships as of March 31, 2019 and December 31, 2018:

Table 4.3

	Hedged Items in Fair Value Relationship
	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments included in the Carrying Amount of the Hedged Assets/(Liabilities)
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(in thousands)
Farmer Mac Guaranteed Securities, Available-for-Sale, at fair value	$3,360,615	$2,882,919	$58,445	$(906)
Loans held for investment, at amortized cost	726,169	194,617	8,968	(5,287)
Other Assets	1,981	—	1,981	—
Notes Payable, due after one year(1)(2)	(2,103,633)	(2,021,356)	541	8,785

(1)	Carrying amount represents amortized cost.

(2)	Includes $0.2 million and $0.3 million of hedging adjustments on a discontinued hedging relationship as of March 31, 2019 and December 31, 2018, respectively.

The following table shows Farmer Mac's credit exposure to interest rate swap counterparties as of March 31, 2019 and December 31, 2018:

Table 4.4

	March 31, 2019
	Gross Amount Recognized(1)	Counterparty Netting	Net Amount Presented in the Consolidated Balance Sheet
	(in thousands)
Assets:
Derivatives
Interest rate swap	$42,551	$38,417	$4,134
Liabilities:
Derivatives
Interest rate swap	$139,843	$133,793	$6,050

(1)	Gross amount excludes netting arrangements and any adjustment for nonperformance risk, but includes accrued interest.

	December 31, 2018
	Gross Amount Recognized(1)	Counterparty Netting	Net Amount Presented in the Consolidated Balance Sheet
	(in thousands)
Assets:
Derivatives
Interest rate swaps	$51,267	$48,124	$3,143
Liabilities:
Derivatives
Interest rate swaps	$78,437	$64,568	$13,869

(1)	Gross amount excludes netting arrangements and any adjustment for nonperformance risk, but includes accrued interest.

As of March 31, 2019, Farmer Mac held $3.0 million of cash and $0.9 million of investment securities as collateral for its derivatives in net asset positions resulting in uncollateralized net asset positions of $0.2 million. As of December 31, 2018, Farmer Mac held $0.7 million of cash and $1.1 million of investment securities as collateral for its derivatives in net asset positions, resulting in uncollateralized net asset positions of $1.4 million.

Farmer Mac posted no cash and $90.4 million of investment securities as of March 31, 2019 and posted no cash and $47.0 million investment securities as of December 31, 2018.  Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets. Any investment securities posted as collateral are included in the investment securities balances on the consolidated balance sheets.  If Farmer Mac had breached certain provisions of the derivative contracts as of March 31, 2019 and December 31, 2018, it could have been required to settle its obligations under the agreements, but would not have been required to post additional collateral. As of March 31, 2019 and December 31, 2018, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

Of Farmer Mac's $11.8 billion notional amount of interest rate swaps outstanding as of March 31, 2019, $9.9 billion were cleared through the swap clearinghouse. Of Farmer Mac's $9.9 billion notional amount of interest rate swaps outstanding as of December 31, 2018, $8.5 billion were cleared through the swap clearinghouse. For more information about interest rate swaps cleared through a clearinghouse, see Note 6 in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 21, 2019.

5.LOANS AND ALLOWANCE FOR LOSSES

Loans

Farmer Mac classifies loans as either held for investment or held for sale. Loans held for investment are recorded at the unpaid principal balance, net of unamortized premium or discount and other cost adjustments. The following table displays the composition of the loan balances as of March 31, 2019 and December 31, 2018:

Table 5.1

	As of March 31, 2019			As of December 31, 2018
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Farm & Ranch	$3,044,567	$1,566,330	$4,610,897	$3,071,222	$1,517,101	$4,588,323
Rural Utilities	1,429,101	—	1,429,101	938,843	—	938,843
Total unpaid principal balance(1)	4,473,668	1,566,330	6,039,998	4,010,065	1,517,101	5,527,166
Unamortized premiums, discounts, and other cost basis adjustments	6,843	—	6,843	(5,097)	—	(5,097)
Total loans	4,480,511	1,566,330	6,046,841	4,004,968	1,517,101	5,522,069
Allowance for loan losses	(5,270)	(1,483)	(6,753)	(5,565)	(1,452)	(7,017)
Total loans, net of allowance	$4,475,241	$1,564,847	$6,040,088	$3,999,403	$1,515,649	$5,515,052

(1)	Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business.

Allowance for Losses

Farm & Ranch

The following is a summary of the changes in the total allowance for losses for the three months ended March 31, 2019 and 2018:

Table 5.2

	For the Three Months Ended
	March 31, 2019			March 31, 2018
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Beginning Balance	$7,017	$2,167	9,184	$6,796	$2,070	8,866
Provision for/(release of) losses	(264)	(129)	(393)	(431)	21	(410)
Charge-offs	—	—	—	—	—	—
Ending Balance	6,753	2,038	8,791	6,365	2,091	8,456

During first quarter 2019, the net release to the allowance for loan losses and reserve for losses was primarily due to a decrease in Farm & Ranch outstanding business volume and lower specific allowance amounts on loans that Farmer Mac identified as impaired and individually evaluated. This was offset in part by a modest decline in credit quality during the first quarter of 2019. Farmer Mac recorded no charge-offs to its allowance for loan losses during first quarter 2019.

During first quarter 2018, the net releases to the allowance for loan losses recorded were primarily attributable to (1) paydowns or payoffs of loans with an existing allowance in amounts that exceeded the increase in the allowance associated with net volume growth in Farm & Ranch loans recorded in first quarter 2018, and (2) paydowns on existing substandard loans or an improvement in the risk ratings of certain substandard loans, which resulted in the reduction of the amount of substandard assets rate in the lowest quality tier. Farmer Mac recorded no charge-offs to its allowance for loan losses during first quarter 2018.

The following tables present the changes in the total allowance for losses for the three months ended March 31, 2019 and 2018 by commodity type:

Table 5.3

	March 31, 2019
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$4,394	$2,126	$1,460	$474	$720	$10	$9,184
(Release of)/provision for losses	(161)	(192)	(8)	(61)	17	12	(393)
Charge-offs	—	—	—	—	—	—	—
Ending Balance	$4,233	$1,934	$1,452	$413	$737	$22	$8,791

	March 31, 2018
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$4,081	$2,469	$1,211	$481	$606	$18	$8,866
(Release of)/provision for losses	(288)	10	25	(68)	(84)	(5)	(410)
Charge-offs	—	—	—	—	—	—	—
Ending Balance	$3,793	$2,479	$1,236	$413	$522	$13	$8,456

The following tables present the unpaid principal balances of loans held and loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities) and the related total allowance for losses by impairment method and commodity type as of March 31, 2019 and December 31, 2018:

Table 5.4

	As of March 31, 2019
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$2,450,803	$946,435	$699,333	$341,177	$12,036	$4,586	$4,454,370
Off-balance sheet	1,215,602	506,782	620,297	168,685	72,285	3,083	2,586,734
Total	$3,666,405	$1,453,217	$1,319,630	$509,862	$84,321	$7,669	$7,041,104
Individually evaluated for impairment:
On-balance sheet	$86,299	$36,785	$27,064	$6,379	$—	$—	$156,527
Off-balance sheet	10,752	2,357	3,916	869	—	60	17,954
Total	$97,051	$39,142	$30,980	$7,248	$—	$60	$174,481
Total Farm & Ranch loans:
On-balance sheet	$2,537,102	$983,220	$726,397	$347,556	$12,036	$4,586	$4,610,897
Off-balance sheet	1,226,354	509,139	624,213	169,554	72,285	3,143	2,604,688
Total	$3,763,456	$1,492,359	$1,350,610	$517,110	$84,321	$7,729	$7,215,585
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$1,818	$958	$631	$265	$84	$16	$3,772
Off-balance sheet	665	108	236	26	653	5	1,693
Total	$2,483	$1,066	$867	$291	$737	$21	$5,465
Individually evaluated for impairment:
On-balance sheet	$1,551	$816	$511	$103	$—	$—	$2,981
Off-balance sheet	199	52	74	19	—	1	345
Total	$1,750	$868	$585	$122	$—	$1	$3,326
Total Farm & Ranch loans:
On-balance sheet	$3,369	$1,774	$1,142	$368	$84	$16	$6,753
Off-balance sheet	864	160	310	45	653	6	2,038
Total	$4,233	$1,934	$1,452	$413	$737	$22	$8,791

	As of December 31, 2018
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:
On-balance sheet	$2,452,803	$952,719	$705,752	$329,070	$12,097	$4,477	$4,456,918
Off-balance sheet	1,239,094	515,520	624,522	166,907	73,084	3,286	2,622,413
Total	$3,691,897	$1,468,239	$1,330,274	$495,977	$85,181	$7,763	$7,079,331
Individually evaluated for impairment:
On-balance sheet	$66,432	$36,333	$21,361	$7,278	$—	$—	$131,404
Off-balance sheet	13,298	5,249	3,737	883	—	69	23,236
Total	$79,730	$41,582	$25,098	$8,161	$—	$69	$154,640
Total Farm & Ranch loans:
On-balance sheet	$2,519,235	$989,052	$727,113	$336,348	$12,097	$4,477	$4,588,322
Off-balance sheet	1,252,392	520,769	628,259	167,790	73,084	3,355	2,645,649
Total	$3,771,627	$1,509,821	$1,355,372	$504,138	$85,181	$7,832	$7,233,971
Allowance for Losses:
Collectively evaluated for impairment:
On-balance sheet	$2,120	$822	$731	$303	$84	$4	$4,064
Off-balance sheet	668	170	207	29	636	5	1,715
Total	$2,788	$992	$938	$332	$720	$9	$5,779
Individually evaluated for impairment:
On-balance sheet	$1,329	$1,065	$437	$122	$—	$—	$2,953
Off-balance sheet	277	69	85	20	—	1	452
Total	$1,606	$1,134	$522	$142	$—	$1	$3,405
Total Farm & Ranch loans:
On-balance sheet	$3,449	$1,887	$1,168	$425	$84	$4	$7,017
Off-balance sheet	945	239	292	49	636	6	2,167
Total	$4,394	$2,126	$1,460	$474	$720	$10	$9,184

The following tables present by commodity type the unpaid principal balances, recorded investment, and specific allowance for losses related to impaired loans and the recorded investment in loans on nonaccrual status as of March 31, 2019 and December 31, 2018:

Table 5.5

	As of March 31, 2019
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$32,570	$15,531	$7,708	$1,605	$—	$—	$57,414
Unpaid principal balance	32,501	15,498	7,691	1,602	—	—	57,292
With a specific allowance:
Recorded investment(1)	64,666	23,690	23,331	5,657	—	60	117,404
Unpaid principal balance	64,550	23,644	23,289	5,646	—	60	117,189
Associated allowance	1,750	868	585	122	—	1	3,326
Total:
Recorded investment	97,236	39,221	31,039	7,262	—	60	174,818
Unpaid principal balance	97,051	39,142	30,980	7,248	—	60	174,481
Associated allowance	1,750	868	585	122	—	1	3,326

Recorded investment of loans on nonaccrual status(2)	$35,879	$12,843	$10,490	$3,760	$—	$—	$62,972

(1)
Impairment analysis was performed in the aggregate in consideration of similar risk characteristics of the assets and historical statistics on $115.0 million (66%) of impaired loans as of March 31, 2019, which resulted in a specific allowance of $2.5 million.

(2)	Includes $15.8 million of loans that are less than 90 days delinquent but which have not met Farmer Mac's performance criteria for returning to accrual status.

	As of December 31, 2018
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Impaired Loans:
With no specific allowance:
Recorded investment	$20,734	$3,592	$5,764	$1,922	$—	$—	$32,012
Unpaid principal balance	20,632	3,573	5,737	1,912	—	—	31,854
With a specific allowance:
Recorded investment(1)	59,335	38,176	19,443	6,276	—	70	123,300
Unpaid principal balance	59,098	38,009	19,361	6,249	—	69	122,786
Associated allowance	1,606	1,134	522	142	—	1	3,405
Total:
Recorded investment	80,069	41,768	25,207	8,198	—	70	155,312
Unpaid principal balance	79,730	41,582	25,098	8,161	—	69	154,640
Associated allowance	1,606	1,134	522	142	—	1	3,405

Recorded investment of loans on nonaccrual status(2)	$26,611	$21,349	$8,803	$4,645	$—	$—	$61,408

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

The following table presents by commodity type the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2019 and 2018:

Table 5.6

	March 31, 2019
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Three Months Ended:
Average recorded investment in impaired loans	$88,653	$40,495	$28,123	$7,730	$—	$65	$165,066
Income recognized on impaired loans	322	299	113	67	—	—	801

	March 31, 2018
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Three Months Ended:
Average recorded investment in impaired loans	$72,017	$43,427	$22,274	$8,850	$—	$716	$147,284
Income recognized on impaired loans	392	172	79	55	—	—	698

Net credit losses and 90-day delinquencies as of and for the periods indicated for loans held and loans underlying off-balance sheet securities representing interests in pools of eligible Farm & Ranch loans ("Farm & Ranch Guaranteed Securities") and LTSPCs are presented in the table below.  As of March 31, 2019, there were no delinquencies and no probable losses inherent in Farmer Mac's Rural Utilities loan portfolio and Farmer Mac had not experienced credit losses on any Rural Utilities loans.

Table 5.7

	90-Day Delinquencies(1)		Net Credit (Recoveries)/Losses
	As of		For the Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2019	March 31, 2018
	(in thousands)
On-balance sheet assets:
Farm & Ranch:
Loans	$47,219	$19,577	$—	$16
Total on-balance sheet	$47,219	$19,577	$—	$16
Off-balance sheet assets:
Farm & Ranch:
LTSPCs	$5,147	$7,304	$—	$—
Total off-balance sheet	$5,147	$7,304	$—	$—
Total	$52,366	$26,881	$—	$16

(1)
Includes loans and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, or in bankruptcy with at least one missed payment, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

Of the $47.2 million of on-balance sheet loans reported as 90-day delinquencies as of March 31, 2019, $0.1 million were loans subject to "removal-of-account" provisions. Of the $19.6 million of on-balance sheet loans reported as 90-day delinquencies as of December 31, 2018, $0.1 million were loans subject to "removal-of-account" provisions.

Credit Quality Indicators

The following tables present credit quality indicators related to Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities as of March 31, 2019 and December 31, 2018:

Table 5.8

	As of March 31, 2019
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade(1)
On-balance sheet:
Acceptable	$2,391,354	$901,684	$682,548	$331,910	$10,539	$4,586	$4,322,621
Special mention(2)	59,594	44,751	16,786	9,267	1,497	—	131,895
Substandard(3)	86,154	36,785	27,063	6,379	—	—	156,381
Total on-balance sheet	$2,537,102	$983,220	$726,397	$347,556	$12,036	$4,586	$4,610,897
Off-Balance Sheet:
Acceptable	$1,088,307	$476,644	$558,864	$165,020	$71,160	$2,477	$2,362,472
Special mention(2)	80,802	24,960	45,249	870	—	—	151,881
Substandard(3)	57,245	7,535	20,100	3,664	1,125	666	90,335
Total off-balance sheet	$1,226,354	$509,139	$624,213	$169,554	$72,285	$3,143	$2,604,688
Total Ending Balance:
Acceptable	$3,479,661	$1,378,328	$1,241,412	$496,930	$81,699	$7,063	$6,685,093
Special mention(2)	140,396	69,711	62,035	10,137	1,497	—	283,776
Substandard(3)	143,399	44,320	47,163	10,043	1,125	666	246,716
Total	$3,763,456	$1,492,359	$1,350,610	$517,110	$84,321	$7,729	$7,215,585

Commodity analysis of past due loans(1)
On-balance sheet	$30,149	$7,929	$6,745	$2,396	$—	$—	$47,219
Off-balance sheet	4,360	196	100	491	—	—	5,147
90 days or more past due	$34,509	$8,125	$6,845	$2,887	$—	$—	$52,366

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)	Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.

(3)	Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of December 31, 2018
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Credit risk profile by internally assigned grade(1)
On-balance sheet:
Acceptable	$2,381,853	$937,793	$679,253	$321,345	$10,604	$4,477	$4,335,325
Special mention(2)	71,096	14,926	26,499	7,725	1,493	—	121,739
Substandard(3)	66,286	36,333	21,361	7,278	—	—	131,258
Total on-balance sheet	$2,519,235	$989,052	$727,113	$336,348	$12,097	$4,477	$4,588,322
Off-Balance Sheet
Acceptable	$1,128,787	$469,479	$577,708	$162,730	$71,959	$2,656	$2,413,319
Special mention(2)	62,430	36,778	30,703	1,023	—	—	130,934
Substandard(3)	61,175	14,512	19,848	4,037	1,125	699	101,396
Total off-balance sheet	$1,252,392	$520,769	$628,259	$167,790	$73,084	$3,355	$2,645,649
Total Ending Balance:
Acceptable	$3,510,640	$1,407,272	$1,256,961	$484,075	$82,563	$7,133	$6,748,644
Special mention(2)	133,526	51,704	57,202	8,748	1,493	—	252,673
Substandard(3)	127,461	50,845	41,209	11,315	1,125	699	232,654
Total	$3,771,627	$1,509,821	$1,355,372	$504,138	$85,181	$7,832	$7,233,971

Commodity analysis of past due loans(1)
On-balance sheet	$8,345	$2,997	$4,059	$4,176	$—	$—	$19,577
Off-balance sheet	6,476	197	—	631	—	—	7,304
90 days or more past due	$14,821	$3,194	$4,059	$4,807	$—	$—	$26,881

(1)	Amounts represent unpaid principal balance of risk-rated loans, which is the basis Farmer Mac uses to analyze its portfolio, and recorded investment of past due loans.

(2)	Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.

(3)	Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

Concentrations of Credit Risk

The following table sets forth the geographic and commodity/collateral diversification, the range of original loan-to-value ratios, and the range in the size of borrower exposure for all Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs as of March 31, 2019 and December 31, 2018:

Table 5.9

	As of
	March 31, 2019	December 31, 2018
	(in thousands)
By commodity/collateral type:
Crops	$3,763,456	$3,771,627
Permanent plantings	1,492,359	1,509,821
Livestock	1,350,610	1,355,372
Part-time farm	517,110	504,138
Ag. Storage and Processing	84,321	85,181
Other	7,729	7,832
Total	$7,215,585	$7,233,971
By geographic region(1):
Northwest	$847,896	$855,596
Southwest	2,282,664	2,273,184
Mid-North	2,287,199	2,296,073
Mid-South	893,639	883,279
Northeast	337,019	332,370
Southeast	567,168	593,469
Total	$7,215,585	$7,233,971
By original loan-to-value ratio:
0.00% to 40.00%	$1,304,411	$1,333,790
40.01% to 50.00%	1,831,552	1,811,166
50.01% to 60.00%	2,506,962	2,530,484
60.01% to 70.00%	1,250,982	1,244,823
70.01% to 80.00%(2)	298,001	289,427
80.01% to 90.00%(2)	23,677	24,281
Total	$7,215,585	$7,233,971
By size of borrower exposure(3):
Less than $1,000,000	$2,446,989	$2,431,296
$1,000,000 to $4,999,999	2,736,397	2,755,996
$5,000,000 to $9,999,999	881,847	916,422
$10,000,000 to $24,999,999	604,712	601,349
$25,000,000 and greater	545,640	528,908
Total	$7,215,585	$7,233,971

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

Material Related Party Transactions

On February 19, 2019, Farmer Mac purchased a $546.2 million portfolio of participations in seasoned Rural Utilities loans from CoBank, ACB and CoBank, FCB (collectively, "CoBank") under a master loan participation agreement entered into on February 13, 2019. CoBank is a related party to Farmer Mac because of its stock ownership in Farmer Mac. For more information, see the Current Report on Form 8-K that we filed with the SEC on February 20, 2019.

6.GUARANTEES AND LONG-TERM STANDBY PURCHASE COMMITMENTS

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of March 31, 2019 and December 31, 2018, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans:

Table 6.1

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of March 31, 2019	As of December 31, 2018
	(in thousands)
Farm & Ranch:
Guaranteed Securities	$128,221	$135,862
USDA Guarantees:
Farmer Mac Guaranteed USDA Securities	376,487	367,684
Institutional Credit:
AgVantage Securities	9,898	9,898
Revolving floating rate AgVantage facility(1)	300,000	300,000
Total off-balance sheet Farmer Mac Guaranteed Securities	$814,606	$813,444

(1)	Relates to a revolving floating rate AgVantage facility subject to specified contractual terms. Farmer Mac receives a fixed fee based on the full dollar amount of the facility.

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  The following table summarizes the significant cash flows received from and paid to trusts used for Farmer Mac securitizations:

Table 6.2

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands)
Proceeds from new securitizations	$116,708	$131,202
Guarantee fees received	442	546
Purchases of assets from the trusts(1)	(4,721)	(721)

(1)
Previously reported as loans held for investment in consolidated trust, at amortized cost, on the consolidated balance sheets. Upon purchase, these loans were reclassified to loans held for investment on the consolidated balance sheets.

Farmer Mac has recorded a liability for its obligation to stand ready under the guarantee in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $2.7 million and $2.8 million as of March 31, 2019 and December 31, 2018, respectively. As of both March 31, 2019 and December 31, 2018, the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities, excluding AgVantage securities, was 10.3 years.  As of March 31, 2019 and December 31, 2018, the weighted-average remaining maturity of the off-balance sheet AgVantage securities was 4.8 years and 5.0 years, respectively.

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

The maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans, was $3.1 billion and $3.2 billion as of March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019 and December 31, 2018, the weighted-average remaining maturity of all loans underlying LTSPCs was 15.4 years and 15.3 years, respectively.  For those LTSPCs issued or modified on or after January 1, 2003, Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the consolidated balance sheets.  This liability approximated $35.6 million and $35.9 million as of March 31, 2019 and December 31, 2018, respectively.

7.EQUITY

Common Stock

During first quarter 2019, Farmer Mac paid a quarterly dividend of $0.70 per share on all classes of its common stock. For each quarter in 2018, Farmer Mac paid a quarterly dividend of $0.58 per share on all classes of its common stock.

Farmer Mac's board of directors approved a share repurchase program during third quarter 2015 authorizing Farmer Mac to repurchase up to $25.0 million of its outstanding Class C non-voting common stock for two years. In August 2017, Farmer Mac's board of directors approved the continuation of the share repurchase program on its existing terms through August 2019 for the repurchase of up to $5.4 million of Farmer Mac's outstanding Class C non-voting common stock. This is the amount that was remaining under the share repurchase program that Farmer Mac's board of directors originally authorized in third quarter 2015 for the repurchase of up to $25.0 million of outstanding Class C non-voting common stock.

On March 14, 2019, Farmer Mac's board of directors modified the terms of the existing share repurchase program by increasing the authorization for the repurchase to up to $10.0 million of Farmer Mac's outstanding Class C non-voting common stock and extending the term of the program through March 2021. Farmer Mac did not repurchase any shares during the first quarter 2019 under this program. As of

March 31, 2019, Farmer Mac had repurchased approximately 668,000 shares of Class C non-voting common stock at a cost of approximately $19.6 million under the share repurchase program, and has not repurchased any shares since first quarter 2016.

Capital Requirements

Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of both March 31, 2019 and December 31, 2018, the minimum capital requirement was greater than the risk-based capital requirement. Farmer Mac's ability to declare and pay dividends could be restricted if it fails to comply with applicable capital requirements.

As of March 31, 2019, Farmer Mac's minimum capital requirement was $572.9 million and its core capital level was $742.0 million, which was $169.1 million above the minimum capital requirement as of that date. As of December 31, 2018, Farmer Mac's minimum capital requirement was $545.0 million and its core capital level was $727.6 million, which was $182.6 million above the minimum capital requirement as of that date.

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

8. FAIR VALUE DISCLOSURES

As of March 31, 2019, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $6.5 billion whose fair values were estimated by management in the absence of readily determinable fair values (i.e., level 3).  These financial instruments measured as Level 3 represented 33% of total assets and 72% of financial instruments measured at fair value as of March 31, 2019. As of December 31, 2018, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $6.0 billion whose fair values were estimated by management in the absence of readily determinable fair values.  These financial instruments measured as level 3 represented 32% of total assets and 73% of financial instruments measured at fair value as of December 31, 2018.

Transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. During the first three months of both 2019 and 2018, there were no transfers within the fair value hierarchy for fair value measurements of Farmer Mac's investment securities, Farmer Mac Guaranteed Securities, USDA Securities, and financial derivatives.

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2019 and December 31, 2018, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Table 8.1

Assets and Liabilities Measured at Fair Value as of March 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$18,912	$18,912
Floating rate asset-backed securities	—	27,451	—	27,451
Floating rate Government/GSE guaranteed mortgage-backed securities	—	1,376,237	—	1,376,237
Fixed rate GSE guaranteed mortgage-backed securities	—	393	—	393
Fixed rate U.S. Treasuries	1,034,985	—	—	1,034,985
Total Investment Securities	1,034,985	1,404,081	18,912	2,457,978
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—	6,441,624	6,441,624
Total Farmer Mac Guaranteed Securities	—	—	6,441,624	6,441,624
USDA Securities:
Trading	—	—	9,487	9,487
Total USDA Securities	—	—	9,487	9,487
Financial derivatives	—	6,053	—	6,053
Total Assets at fair value	$1,034,985	$1,410,134	$6,470,023	$8,915,142
Liabilities:
Financial derivatives	$94	$22,109	$—	$22,203
Total Liabilities at fair value	$94	$22,109	$—	$22,203
Non-recurring:
Assets:
Loans held for investment	$—	$—	$339	$339
REO	—	—	1,253	1,253
Total Non-recurring Assets at fair value	$—	$—	$1,592	$1,592

Assets and Liabilities Measured at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$18,715	$18,715
Floating rate asset-backed securities	—	28,678	—	28,678
Floating rate Government/GSE guaranteed mortgage-backed securities	—	1,377,454	—	1,377,454
Fixed rate GSE guaranteed mortgage-backed securities	—	403	—	403
Fixed rate U.S. Treasuries	792,602	—	—	792,602
Total available-for-sale	792,602	1,406,535	18,715	2,217,852
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—	5,974,497	5,974,497
Total Farmer Mac Guaranteed Securities	—	—	5,974,497	5,974,497
USDA Securities:
Trading	—	—	9,999	9,999
Total USDA Securities	—	—	9,999	9,999
Financial derivatives	—	7,487	—	7,487
Total Assets at fair value	$792,602	$1,414,022	$6,003,211	$8,209,835
Liabilities:
Financial derivatives	$188	$19,445	$—	$19,633
Total Liabilities at fair value	$188	$19,445	$—	$19,633
Non-recurring:
Assets:
Loans held for investment	$—	$—	$317	$317
REO	—	—	128	128
Total Non-recurring Assets at fair value	$—	$—	$445	$445

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which Farmer Mac has used significant unobservable inputs to determine fair value. Net transfers in and/or out of Level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no liabilities measured at fair value using significant unobservable inputs during the three months ended March 31, 2019 and 2018.

Table 8.2

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended March 31, 2019
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains included in Income	Unrealized Gains included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$18,715	$—	$—	$—	$—	$197	$18,912
Total available-for-sale	18,715	—	—	—	—	197	18,912
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	5,974,497	776,332	—	(371,733)	59,352	3,176	6,441,624
Total available-for-sale	5,974,497	776,332	—	(371,733)	59,352	3,176	6,441,624
USDA Securities:
Available-for-sale	—	18,928	(18,928)	—	—	—	—
Trading	9,999	—	—	(556)	44	—	9,487
Total USDA Securities	9,999	18,928	(18,928)	(556)	44	—	9,487
Total Assets at fair value	$6,003,211	$795,260	$(18,928)	$(372,289)	$59,396	$3,373	$6,470,023

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended March 31, 2018
	Beginning Balance	Cumulative Effect from Change in Hedge Accounting	Purchases	Sales	Settlements	Realized and Unrealized (Losses)/Gains included in Income	Unrealized Gains/(Losses) included in Other Comprehen-sive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$18,814	$—	$—	$—	$—	$—	$196	$19,010
Fixed rate GSE guaranteed mortgage-backed securities	$4,333	$—	$—	$—	$(109)	$—	$(104)	$4,120
Total available-for-sale	23,147	—	—	—	(109)	—	92	23,130
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	5,471,914	487	655,447	—	(290,268)	(18,948)	20,755	5,839,387
Total available-for-sale	5,471,914	487	655,447	—	(290,268)	(18,948)	20,755	5,839,387
USDA Securities:
Available-for-sale	—	—	34,293	(34,293)	—	—	—	—
Trading(1)	13,515	—	—	—	(1,973)	16	—	11,558
Total USDA Securities	13,515	—	34,293	(34,293)	(1,973)	16	—	11,558
Total Assets at fair value	$5,508,576	$487	$689,740	$(34,293)	$(292,350)	$(18,932)	$20,847	$5,874,075

(1)	Includes unrealized gains of $0.1 million attributable to assets still held as of March 31, 2018 that are recorded in "Gains on trading securities."

The following tables present additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in level 3 of the fair value hierarchy as of March 31, 2019 and December 31, 2018.

Table 8.3

	As of March 31, 2019
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$18,912	Indicative bids	Range of broker quotes	96.0% - 96.0% (96.0%)
Farmer Mac Guaranteed Securities:
AgVantage	$6,441,624	Discounted cash flow	Discount rate	1.7% - 4.2% (3.1%)

USDA Securities	$9,487	Discounted cash flow	Discount rate	3.1% - 5.2% (4.9%)
			CPR	7% - 19% (17%)

	As of December 31, 2018
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$18,715	Indicative bids	Range of broker quotes	95.0% - 95.0% (95.0%)

Farmer Mac Guaranteed Securities:
AgVantage	$5,974,497	Discounted cash flow	Discount rate	3.0% - 4.4% (3.3%)

USDA Securities	$9,999	Discounted cash flow	Discount rate	3.2% - 5.2% (4.9%)
			CPR	7% - 17% (16%)

The significant unobservable input used in the fair value measurements of AgVantage Farmer Mac Guaranteed Securities is the discount rate commensurate with the risks involved. Typically, significant increases (decreases) in any of these inputs in isolation may result in materially lower (higher) fair value measurements. Generally, in a rising interest rate environment, Farmer Mac would expect average discount rates to increase. Conversely, in a declining interest rate environment, Farmer Mac would expect average discount rates to decrease. Prepayment rates are not presented in the table above for AgVantage securities because they generally do not pay down principal based on amortization schedules but instead typically have fixed maturity dates when the secured general obligations are due.

The significant unobservable inputs used in the fair value measurements of USDA Securities are the prepayment rate and discount rate commensurate with the risks involved. Typically, significant increases (decreases) in any of these inputs in isolation may result in materially lower (higher) fair value measurements. Generally, in a rising interest rate environment, Farmer Mac would expect average discount rates to increase and would likely expect a corresponding decrease in forecasted prepayment rates. Conversely, in a declining interest rate environment, Farmer Mac would expect average discount rates to decrease and would likely expect a corresponding increase in forecasted prepayment rates.

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities, and guarantees and commitments as of March 31, 2019 and December 31, 2018:

Table 8.4

	As of March 31, 2019		As of December 31, 2018
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$376,122	$376,122	$425,256	$425,256
Investment securities	2,503,936	2,503,010	2,263,446	2,262,884
Farmer Mac Guaranteed Securities	8,483,379	8,482,039	8,061,903	8,071,115
USDA Securities	2,113,391	2,134,799	2,113,946	2,176,173
Loans	6,092,347	6,040,088	5,512,781	5,515,052
Financial derivatives	6,053	6,053	7,487	7,487
Guarantee and commitment fees receivable:
LTSPCs	36,049	36,660	37,461	36,870
Farmer Mac Guaranteed Securities	3,073	3,253	3,424	3,496
Financial liabilities:
Notes payable:
Due within one year	8,564,034	8,571,615	7,744,388	7,757,050
Due after one year	8,726,760	8,679,287	8,473,558	8,486,647
Debt securities of consolidated trusts held by third parties	1,575,585	1,567,195	1,501,754	1,528,957
Financial derivatives	22,203	22,203	19,633	19,633
Guarantee and commitment obligations:
LTSPCs	35,026	35,637	36,471	35,880
Farmer Mac Guaranteed Securities	2,472	2,651	2,731	2,803

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

The following tables present core earnings for Farmer Mac's operating segments and a reconciliation to consolidated net income for the three months ended March 31, 2019 and 2018:

Table 9.1

Core Earnings by Business Segment
For the Three Months Ended March 31, 2019
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$15,282	$4,442	$(274)	$18,187	$2,962	$—		$40,599
Less: reconciling adjustments(1)(2)(3)	(2,545)	(478)	3,507	(1,814)	(468)	1,798		—
Net effective spread	12,737	3,964	3,233	16,373	2,494	1,798		—
Guarantee and commitment fees(2)	4,744	224	363	88	—	(1,906)		3,513
Other income/(expense)(3)	480	—	7	—	22	(332)		177
Non-interest income/(loss)	5,224	224	370	88	22	(2,238)		3,690

Release of loan losses	264	—	—	—	—	—		264

Release of reserve for losses	129	—	—	—	—	—		129
Other non-interest expense	(4,799)	(1,428)	(866)	(2,159)	(3,638)	—		(12,890)
Non-interest expense(4)	(4,670)	(1,428)	(866)	(2,159)	(3,638)	—		(12,761)
Core earnings before income taxes	13,555	2,760	2,737	14,302	(1,122)	(440)	(5)	31,792
Income tax (expense)/benefit	(2,847)	(580)	(575)	(3,003)	290	93		(6,622)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest	10,708	2,180	2,162	11,299	(832)	(347)	(5)	25,170
Preferred stock dividends	—	—	—	—	(3,296)	—		(3,296)
Segment core earnings/(losses)	$10,708	$2,180	$2,162	$11,299	$(4,128)	$(347)	(5)	$21,874

Total assets at carrying value	$4,698,250	$2,191,896	$1,443,393	$8,502,084	$2,962,154	$—		$19,797,777
Total on- and off-balance sheet program assets at principal balance	$7,215,585	$2,484,779	$2,074,714	$8,731,835	$—	$—		$20,506,913

(1)	Excludes the amortization of premiums and discounts on assets consolidated at fair value, originally included in interest income, to reflect core earnings amounts

(2)
Includes the reclassification of interest income and interest expense from consolidated trusts owned by third parties to guarantee and commitment fees, to reflect management's view that the net interest income Farmer Mac earns is effectively a guarantee fee.

(3)
Includes the reclassification of interest expense related to interest rate swaps not designated as hedges, which are included in "Losses on financial derivatives" on the consolidated financial statements, to determine the effective funding cost for each operating segment.

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

Core Earnings by Business Segment
For the Three Months Ended March 31, 2018
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$14,941	$5,070	$2,537	$17,832	$2,849	$—		$43,229
Less: reconciling adjustments(1)(2)(3)	(2,401)	(670)	413	(3,008)	(462)	6,128		—
Net effective spread	12,540	4,400	2,950	14,824	2,387	6,128		—
Guarantee and commitment fees(2)	4,378	166	449	90	—	(1,584)		3,499
Other income/(expense)(3)	557	5	5	—	(139)	(3,688)		(3,260)
Non-interest income/(loss)	4,935	171	454	90	(139)	(5,272)		239

Release of loan losses	431	—	—	—	—	—		431

Provision for reserve for losses	(21)	—	—	—	—	—		(21)
Other non-interest expense	(4,520)	(1,193)	(673)	(1,846)	(3,389)	—		(11,621)
Non-interest expense(4)	(4,541)	(1,193)	(673)	(1,846)	(3,389)	—		(11,642)
Core earnings before income taxes	13,365	3,378	2,731	13,068	(1,141)	856	(5)	32,257
Income tax (expense)/benefit	(2,807)	(709)	(574)	(2,744)	575	(179)		(6,438)
Core earnings before preferred stock dividends and attribution of income to non-controlling interest	10,558	2,669	2,157	10,324	(566)	677	(5)	25,819
Preferred stock dividends	—	—	—	—	(3,295)	—		(3,295)
Segment core earnings/(losses)	$10,558	$2,669	$2,157	$10,324	$(3,861)	$677	(5)	$22,524

Total assets at carrying value	$4,306,960	$2,195,714	$1,043,335	$8,066,231	$2,784,996	$—		$18,397,236
Total on- and off-balance sheet program assets at principal balance	$6,932,002	$2,391,739	$1,729,797	$8,325,905	$—	$—		$19,379,443

(1)	Excludes the amortization of premiums and discounts on assets consolidated at fair value, originally included in interest income, to reflect core earnings amounts.

(2)
Includes the reclassification of interest income and interest expense from consolidated trusts owned by third parties to guarantee and commitment fees, to reflect management's view that the net interest income Farmer Mac earns is effectively a guarantee fee.

(3)
Includes the reclassification of interest expense related to interest rate swaps not designated as hedges, which are included in "Losses on financial derivatives" on the consolidated financial statements, to determine the effective funding cost for each operating segment.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial information included in this report is consolidated to include the accounts of Farmer Mac and its two subsidiaries – Farmer Mac Mortgage Securities Corporation and Farmer Mac II LLC. This discussion and analysis of financial condition and results of operations should be read together with: (1) the interim unaudited consolidated financial statements and the related notes that appear elsewhere in this report; and (2) Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 21, 2019.

FORWARD-LOOKING STATEMENTS

In this report, the words "Farmer Mac," "we," "our," and "us" refer to the Federal Agricultural Mortgage Corporation unless otherwise stated or unless the context otherwise requires.

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

Management's expectations for Farmer Mac's future necessarily involve assumptions, estimates, and the evaluation of risks and uncertainties.  Various factors or events, both known and unknown, could cause Farmer Mac's actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under "Risk Factors" in Part I, Item 1A of Farmer Mac's Annual Report on Form 10-K for the fiscal period ended December 31, 2018 filed with the SEC on February 21, 2019, and uncertainties about:

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

Considering these potential risks and uncertainties, no undue reliance should be placed on any forward-looking statements expressed in this report.  Farmer Mac undertakes no obligation to release publicly the results of revisions to any forward-looking statements to reflect new information or any future events or circumstances, except as otherwise required by applicable law or regulation. The information in this report is not necessarily indicative of future results.

Overview

We increased our outstanding business volume by a net $782.4 million, or 4.0%, to $20.5 billion during first quarter 2019. This increase was driven by net growth of $482.6 million in the Rural Utilities line of business and $349.0 million in the Institutional Credit line of business.

Our overall credit quality as of March 31, 2019 declined modestly compared to December 31, 2018. Our 90-day delinquencies and substandard assets each increased both in dollars and as a percentage of the Farm & Ranch portfolio compared to year-end 2018, though Farmer Mac's 90-day delinquency rate and substandard asset rate each remained below Farmer Mac's historical averages. We released $0.4 million from our total allowance for losses because of a decrease in our Farm & Ranch outstanding business volume and lower specific allowance amounts on $25 million of Farm & Ranch loans that we identified as impaired and individually evaluated. In first quarter 2018, we also released $0.4 million from our total allowance for losses.

On March 14, 2019, Farmer Mac's board of directors modified the terms of the existing share repurchase program by increasing the authorization for the repurchase to up to $10.0 million of Farmer Mac's outstanding Class C non-voting common stock and extending the term of the program through March 2021.

The discussion below of Farmer Mac's financial information includes "non-GAAP measures," which are measures of financial performance that are not presented in accordance with GAAP. For more information about the non-GAAP measures Farmer Mac uses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Measures."

Net Income and Core Earnings

Our net income attributable to common stockholders for first quarter 2019 was $21.9 million, compared to $19.6 million in fourth quarter 2018 and $22.5 million in first quarter 2018.

The $2.3 million sequential increase in net income attributable to common stockholders was primarily due to a $2.1 million after-tax decrease in losses on undesignated financial derivatives and a $1.0 million after-tax decrease in general and administrative ("G&A") expenses. The sequential decrease in G&A expenses was primarily due to the absence of technology implementation costs in the amount of $0.5 million after tax that were incurred in the previous quarter. The remainder of the sequential decrease in G&A expenses was primarily due to decreases in servicing advances and hiring expenses. These sequential positive factors were offset in part by a decrease of $1.3 million after tax in net interest income.

The $0.6 million year-over-year decrease in net income attributable to common stockholders was primarily driven by a $2.1 million after-tax decrease in net interest income and a $1.0 million after-tax increase in operating expenses. The increase in operating expenses was primarily due to increased headcount and continued investments in technology and business infrastructure to expand capacity and efficiency. The year-over-year negative factors were offset in part by a $2.8 million after-tax decrease in losses on undesignated financial derivatives.

Our non-GAAP core earnings for first quarter 2019 were $22.2 million, compared to $20.5 million in fourth quarter 2018 and $21.8 million in first quarter 2018.

The $1.7 million sequential increase in core earnings was primarily due to: (1) a $1.0 million after-tax decrease in G&A expenses; (2) a $0.5 million after-tax increase in late fees and other income received; and (3) a $0.4 million after-tax decrease in our provision for losses. The sequential decrease in G&A expenses was primarily due to the absence of technology implementation costs in the amount of $0.5 million after tax that were incurred in the previous quarter. The remainder of the sequential decrease in G&A expenses was primarily due to decreases in servicing advances and hiring expenses.

The $0.4 million year-over-year increase in core earnings was primarily due to a $1.3 million after-tax increase in net effective spread. The year-over-year increase was offset in part primarily by a $1.0 million after-tax increase in operating expenses. The increase in operating expenses was primarily due to increased headcount and continued investments in technology and business infrastructure to expand capacity and efficiency.

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

Net Interest Income and Net Effective Spread

Net interest income was $40.6 million for first quarter 2019, compared to $42.2 million for fourth quarter 2018 and $43.2 million in first quarter 2018. The overall net interest yield was 0.86% for first quarter 2019, compared to 0.93% for fourth quarter 2018 and 0.98% for first quarter 2018.

The $1.6 million and 7 basis point sequential decrease in net interest income was primarily due to: (1) a $1.9 million net change in fair value on financial derivatives and hedged items in fair value hedge accounting relationships; and (2) a $0.6 million in increased LIBOR-based funding costs. These negative factors were partially offset by a $0.8 million increase in interest income generated from new business volume. The 7 basis point sequential decrease was primarily attributable to a 4 basis point increase in losses on financial derivatives that are in fair value hedge accounting relationships and a 1 basis point increase in LIBOR-based funding costs.

The $2.6 million and 12 basis point year-over-year decrease in net interest income was primarily due to: (1) a $5.5 million net change in fair value on financial derivatives and hedged items in fair value hedge accounting relationships; and (2) a $0.5 million increase in LIBOR-based funding costs. These negative factors were partially offset by: (1) a $2.1 million increase in interest income generated from new business volume; (2) a $0.7 million increase in net yield adjustments related to the amortization of premiums and discounts; and (3) a $0.5 million increase resulting from the refinancing of maturing AgVantage securities at higher spreads. The 12 basis point year-over-year decrease was primarily attributable to a 12 basis point increase in losses on financial derivatives that are in fair value hedge accounting relationships.

Net effective spread, a non-GAAP measure, was $38.8 million in first quarter 2019, compared to $38.9 million in fourth quarter 2018 and $37.1 million in first quarter 2018. In percentage terms, net effective spread was 0.89% in first quarter 2019, compared to 0.93% in fourth quarter 2018 and 0.91% in first quarter 2018. Farmer Mac uses net effective spread as an alternative measure to net interest income because management believes it is a useful metric that reflects the economics of the net spread between all the assets owned by Farmer Mac and all related funding, including any associated derivatives, some of which may not be included in net interest income.

The $0.1 million sequential decrease in net effective spread in dollars was primarily due to a $0.6 million increase in LIBOR-based funding costs, which was mostly offset by a $0.5 million increase in net effective spread resulting from the refinancing of maturing AgVantage securities. In percentage terms, net effective spread decreased by 4 basis points from December 31, 2018 to March 31, 2019, primarily due to a 1 basis point increase in our LIBOR-based funding costs and the 1 basis point effect of fewer interest-earning days in first quarter 2019 than in the previous quarter.

The $1.7 million year-over-year increase in net effective spread in dollars was primarily due to a $2.1 million increase in net effective spread from new business volume and a $0.5 million increase in net effective spread from the refinancing of maturing AgVantage securities at higher spreads. These positive factors were partially offset by $0.5 million in increased LIBOR-based funding costs and a $0.3 million decrease in cash basis interest income. Net effective spread in percentage terms decreased by 2 basis points in first quarter 2019 compared to first quarter 2018, which was primarily due to the increase in funding costs.

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

Business Volume

Our outstanding business volume was $20.5 billion as of March 31, 2019, a net increase of $782.4 million from December 31, 2018, after taking into account all new business, maturities, and paydowns on existing assets. This increase was driven by net growth of $482.6 million in the Rural Utilities line of business and $349.0 million in the Institutional Credit line of business, partially offset by net decreases of $30.8 million in the USDA Guarantees line of business and $18.4 million in the Farm & Ranch line of business.

For more information about Farmer Mac's business volume, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume."

Capital

As of March 31, 2019, our core capital level was $742.0 million, which was $169.1 million above the minimum capital level required by our statutory charter.  As of December 31, 2018, our core capital level was $727.6 million, which was $182.6 million above the minimum capital requirement. The decrease in capital above the minimum capital level was due to growth in our outstanding business volume.

Credit Quality

Our overall credit quality as of March 31, 2019 declined modestly compared to December 31, 2018, which is consistent with our stated expectations that our 90-day delinquency and substandard assets rates will revert closer to their respective historical averages. Our 90-day delinquencies and substandard assets each increased both in dollars and as a percentage of the Farm & Ranch portfolio compared to year-end 2018, though Farmer Mac's 90-day delinquency rate and substandard asset rate each remained below Farmer Mac's historical averages. We released $0.4 million from our total allowance for losses because of a decrease in Farm & Ranch outstanding business volume and lower specific allowance amounts on $25 million in Farm & Ranch loans that we identified as impaired and individually evaluated. In first quarter 2018, we also released $0.4 million from our total allowance for losses.

As of March 31, 2019, Farmer Mac's allowance for losses was $8.8 million (0.12% of the Farm & Ranch portfolio), compared to $9.2 million (0.13% of the Farm & Ranch portfolio) as of December 31, 2018. The $0.4 million decrease in the total allowance for losses in first quarter 2019 was primarily due to net paydowns in our Farm & Ranch loan portfolio and lower specific allowance amounts on impaired loans.

As of March 31, 2019, Farmer Mac's substandard assets were $246.7 million (3.4% of the Farm & Ranch portfolio), compared to $232.7 million (3.2% of the Farm & Ranch portfolio) as of December 31, 2018. The $14.0 million increase in substandard assets in first quarter 2019 compared to December 31, 2018 was due to the downgrade of more assets into the substandard category than those that paid off or migrated to a more favorable category. Of the assets that were downgraded into the substandard category, most consisted of crop and livestock loans, specifically in the corn and soybean, peanut, and cattle and calves commodity sub-groups.

As of March 31, 2019, Farmer Mac's 90-day delinquencies were $52.4 million (0.73% of the Farm & Ranch portfolio), compared to $26.9 million (0.37% of the Farm & Ranch portfolio) as of December 31, 2018 and $47.6 million (0.69% of the Farm & Ranch portfolio) as of March 31, 2018. The sequential increase is primarily due to seasonal delinquencies associated with loans that have annual (January 1st) and semi-annual (January 1st and July 1st) payment terms, which account for most of the loans in the Farm & Ranch portfolio. As of March 31, 2019, 90-day delinquencies have improved across all major commodity groups other than crops. Although the 90-day delinquency rate for crops remains elevated relative to other commodity groups, idiosyncratic factors also played a significant role in the higher 90-day delinquency rate for crops for first quarter 2019. Specifically, four large delinquent crop loans accounted for nearly 45% of all crop delinquencies during the quarter. Those four loans relate to the alfalfa, barley, peanut, and cotton commodities and not to corn or soybeans, which have experienced continued downward pricing pressures from trade disruptions and increased production.

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

Net Effective Spread

Farmer Mac uses net effective spread to measure the net spread Farmer Mac earns between its interest-earning assets and the related net funding costs of these assets. Net effective spread differs from net interest income and net interest yield because it excludes: (1) the amortization of premiums and discounts on assets consolidated at fair value that are amortized as adjustments to yield in interest income over the contractual or estimated remaining lives of the underlying assets; (2) interest income and interest expense related to consolidated trusts with beneficial interests owned by third parties, which are presented on Farmer Mac's consolidated balance sheets as "Loans held for investment in consolidated trusts, at amortized cost"; and (3) the fair value changes of financial derivatives and the corresponding assets or liabilities designated in a fair value hedge relationship.

Farmer Mac excludes from net effective spread the premiums and discounts on assets consolidated at fair value because they either do not reflect actual cash premiums paid for the assets at acquisition or are not expected to have an economic effect on Farmer Mac's financial performance if the assets are held to maturity, as is expected. Farmer Mac also excludes from net effective spread the interest income and interest expense associated with the consolidated trusts and the average balance of the loans underlying these trusts to reflect management's view that the net interest income Farmer Mac earns on the related Farmer Mac Guaranteed Securities owned by third parties is effectively a guarantee fee. Accordingly, the excluded interest income and interest expense associated with consolidated trusts is reclassified to guarantee and commitment fees in determining Farmer Mac's core earnings. Farmer Mac also excludes from net effective spread the fair value changes of financial derivatives and the corresponding assets or liabilities designated in fair value hedge relationships because they are not expected to have an economic effect on Farmer Mac's financial performance, as we expect to hold the financial derivatives and corresponding hedged items to maturity.

Net effective spread also principally differs from net interest income and net interest yield because it includes the accrual of income and expense related to the contractual amounts due on financial derivatives that are not designated in hedge relationships ("undesignated financial derivatives"). Farmer Mac uses interest rate swaps to manage its interest rate risk exposure by synthetically modifying the interest rate reset or maturity characteristics of certain assets and liabilities. The accrual of the contractual amounts due on interest rate swaps designated in hedge relationships is included as an adjustment to the yield or cost of the hedged item and is included in net interest income. For undesignated financial derivatives, Farmer Mac records the income or expense related to the accrual of the contractual amounts due in "Losses on financial derivatives" on the consolidated statements of operations. However, the accrual of the contractual amounts due for undesignated financial derivatives are included in Farmer Mac's calculation of net effective spread.

Net effective spread also differs from net interest income and net interest yield because it includes the net effects of terminations or net settlements on financial derivatives, which consist of: (1) the net effects of cash settlements on agency forward contracts on the debt of other GSEs and U.S. Treasury security futures that we use as short-term economic hedges on the issuance of debt; and (2) the net effects of initial cash payments that Farmer Mac receives upon the inception of certain swaps. The inclusion of these items in net effective spread is intended to reflect our view of the complete net spread between an asset and all of its related funding, including any associated derivatives, whether or not they are designated in a hedge accounting relationship.

For a reconciliation of net interest income and net interest yield to net effective spread, see Table 6 in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Net Interest Income."

Results of Operations

Farmer Mac's net income attributable to common stockholders for first quarter 2019 was $21.9 million ($2.03 per diluted common share), compared to $22.5 million ($2.10 per diluted common share) for first quarter 2018. Farmer Mac's non-GAAP core earnings for first quarter 2019 were $22.2 million ($2.06 per diluted common share), compared to $21.8 million ($2.03 per diluted common share) for first quarter 2018. For more information about the changes in net income attributable to common stockholders and core earnings, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Net Income and Core Earnings."

Reconciliations of Farmer Mac's net income attributable to common stockholders to core earnings and core earnings per share are presented in the following tables along with information about the composition of core earnings:

Table 1

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$21,874	$22,524
Less reconciling items:
Gains/(losses) on undesignated financial derivatives due to fair value changes (see Table 8)	2,240	(2,279)
(Losses)/gains on hedging activities due to fair value changes	(2,817)	2,564
Unrealized gains on trading securities	44	16
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(16)	(686)
Net effects of terminations or net settlements on financial derivatives	110	1,242
Income tax effect related to reconciling items	92	(180)
Sub-total	(347)	677
Core earnings	$22,221	$21,847

Composition of Core Earnings:
Revenues:
Net effective spread(1)	$38,801	$37,101
Guarantee and commitment fees(2)	5,419	5,083
Other(3)	509	428
Total revenues	44,729	42,612

Credit related expense (GAAP):
Release of losses	(393)	(410)
REO operating expenses	—	16
Total credit related expense	(393)	(394)

Operating expenses (GAAP):
Compensation and employee benefits	7,606	6,654
General and administrative	4,596	4,326
Regulatory fees	688	625
Total operating expenses	12,890	11,605

Net earnings	32,232	31,401
Income tax expense(4)	6,715	6,259
Preferred stock dividends (GAAP)	3,296	3,295
Core earnings	$22,221	$21,847

Core earnings per share:
Basic	$2.08	$2.06
Diluted	2.06	2.03
Weighted-average shares:
Basic	10,670	10,622
Diluted	10,777	10,741

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

Table 2

Reconciliation of GAAP Basic Earnings Per Share to Core Earnings - Basic Earnings Per Share
	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands, except per share amounts)
GAAP - Basic EPS	$2.05	$2.12
Less reconciling items:
Gains/(losses) on undesignated financial derivatives due to fair value changes (see Table 8)	0.21	(0.21)
(Losses)/gains on hedging activities due to fair value changes	(0.26)	0.24
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	—	(0.06)
Net effects of terminations or net settlements on financial derivatives	0.01	0.12
Income tax effect related to reconciling items	0.01	(0.03)
Sub-total	(0.03)	0.06
Core Earnings - Basic EPS	$2.08	$2.06

Shares used in per share calculation (GAAP and Core Earnings)	10,670	10,622

Reconciliation of GAAP Diluted Earnings Per Share to Core Earnings - Diluted Earnings Per Share
	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands, except per share amounts)
GAAP - Diluted EPS	$2.03	$2.10
Less reconciling items:
Gains/(losses) on undesignated financial derivatives due to fair value changes (see Table 8)	0.21	(0.21)
(Losses)/gains on hedging activities due to fair value changes	(0.26)	0.24
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	—	(0.06)
Net effects of terminations or net settlements on financial derivatives	0.01	0.12
Income tax effect related to reconciling items	0.01	(0.02)
Sub-total	(0.03)	0.07
Core Earnings - Diluted EPS	$2.06	$2.03

Shares used in per share calculation (GAAP and Core Earnings)	10,777	10,741

The non-GAAP reconciling items between net income attributable to common stockholders and core earnings are:

1. (Losses)/gains on financial derivatives due to fair value changes are presented by two reconciling items in Table 1 above: (1) Gains/(losses) on undesignated financial derivatives due to fair value changes; and (2) Losses/(gains) on hedging activities due to fair value changes. The table below calculates the non-GAAP reconciling item for (losses)/gains on hedging activities due to fair value changes:

Table 3

Non-GAAP Reconciling Items for (Losses)/Gains on Hedging Activities due to Fair Value Changes
	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands)
(Losses)/gains due to fair value changes (see Table 4.2)	(2,699)	2,838
Initial cash payment received at inception of swap	(118)	(274)
(Losses)/gains on hedging activities due to fair value changes	$(2,817)	$2,564

2. Unrealized gains on trading securities. The unrealized gains/(losses) on trading securities are reported on Farmer Mac's consolidated statements of operations, which represent changes during the period in fair values for trading assets remaining on Farmer Mac's balance sheet as of the end of the reporting period.
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

Net Interest Income.  The following table provides information about interest-earning assets and funding for the three months ended March 31, 2019 and 2018. The average balance of non-accruing loans is included in the average balance of loans, Farmer Mac Guaranteed Securities, and USDA Securities presented, though the related income is accounted for on a cash basis.  Therefore, as the average balance of non-accruing loans and the income received increases or decreases, the net interest income and yield will fluctuate accordingly.  The average balance of loans in consolidated trusts with beneficial interests owned by third parties is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities.  The interest income and expense associated with these trusts are shown in the net effect of consolidated trusts.

Table 4

	For the Three Months Ended
	March 31, 2019			March 31, 2018
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$2,815,695	$18,707	2.66%	$2,639,766	$11,463	1.74%
Loans, Farmer Mac Guaranteed Securities and USDA Securities(1)	14,557,209	121,781	3.35%	13,627,493	95,161	2.79%
Total interest-earning assets	17,372,904	140,488	3.23%	16,267,259	106,624	2.62%
Funding:
Notes payable due within one year	3,510,208	21,265	2.42%	3,902,446	13,716	1.41%
Notes payable due after one year(2)	13,187,397	80,529	2.44%	11,652,847	51,263	1.76%
Total interest-bearing liabilities(3)	16,697,605	101,794	2.44%	15,555,293	64,979	1.67%
Net non-interest-bearing funding	675,299	—		711,966	—
Total funding	17,372,904	101,794	2.34%	16,267,259	64,979	1.60%
Net interest income/yield prior to consolidation of certain trusts	17,372,904	38,694	0.89%	16,267,259	41,645	1.02%
Net effect of consolidated trusts(4)	1,544,172	1,905	0.49%	1,381,481	1,584	0.46%
Net interest income/yield	$18,917,076	$40,599	0.86%	$17,648,740	$43,229	0.98%

(1)	Excludes interest income of $15.0 million and $12.9 million in first quarter 2019 and 2018, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(2)	Includes current portion of long-term notes.

(3)	Excludes interest expense of $13.1 million and $11.3 million in first quarter 2019 and 2018, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(4)	Includes the effect of consolidated trusts with beneficial interests owned by third parties.

The $2.6 million and 12 basis point year-over-year decrease in net interest income was primarily due to: (1) a $5.5 million net change in fair value on financial derivatives and hedged items in fair value hedge accounting relationships; and (2) a $0.5 million in increased LIBOR-based funding costs. These negative factors were partially offset by: (1) a $2.1 million increase in interest income generated from new business volume; (2) a $0.7 million increase in net yield adjustments related to the amortization of premiums and discounts; and (3) a $0.5 million increase resulting from the refinancing of maturing AgVantage securities at higher spreads. The 12 basis point sequential decrease was primarily attributable to a 12 basis point increase in losses on financial derivatives that are in fair value hedge accounting relationships.

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

Table 5

	For the Three Months Ended March 31, 2019 Compared to Same Period in 2018
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$6,435	$809	$7,244
Loans, Farmer Mac Guaranteed Securities and USDA Securities	19,798	6,822	26,620
Total	26,233	7,631	33,864
Expense from other interest-bearing liabilities	31,741	5,074	36,815
Change in net interest income prior to consolidation of certain trusts(1)	$(5,508)	$2,557	$(2,951)

(1)	Excludes the effect of debt in consolidated trusts with beneficial interests owned by third parties.

The following table presents a reconciliation of net interest income and net interest yield to net effective spread.  Net effective spread is measured by: including (1) expenses related to undesignated financial derivatives, which consists of income or expense related to contractual amounts due on financial derivatives not designated in hedge relationships (the income or expense related to financial derivatives designated in hedge relationships is already included in net interest income), and (2) the amortization of losses due to terminations or net settlements of financial derivatives; and excluding (3) the amortization of premiums and discounts on assets consolidated at fair value, (4) the net effects of consolidated trusts with beneficial interests owned by third parties, and (5) the fair value changes of financial derivatives and corresponding financial assets or liabilities in fair value hedge relationships. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Measures—Net Effective Spread" for more information about the explanation of net effective spread.

Table 6

	For the Three Months Ended
	March 31, 2019		March 31, 2018
	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income/yield	$40,599	0.86%	$43,229	0.98%
Net effects of consolidated trusts	(1,905)	0.03%	(1,584)	0.04%
Expense related to undesignated financial derivatives	(2,544)	(0.06)%	(2,302)	(0.06)%
Amortization of premiums/discounts on assets consolidated at fair value	23	—%	694	0.02%
Amortization of losses due to terminations or net settlements on financial derivatives	(71)	—%	(98)	—%
Fair value changes on fair value hedge relationships	2,699	0.06%	(2,838)	(0.07)%
Net effective spread	$38,801	0.89%	$37,101	0.91%

The $1.7 million year-over-year increase in net effective spread in dollars was primarily due to a $2.1 million increase in net effective spread from new business volume and a $0.5 million increase in net effective spread resulting from the refinancing of maturing AgVantage securities at higher spreads. These positive factors were partially offset by $0.5 million in increased LIBOR-based funding costs and a $0.3 million decrease in cash basis interest income. Net effective spread in percentage terms decreased by 2 basis points in first quarter 2019 compared to first quarter 2018, which was primarily due to the increase in LIBOR-based funding costs.

See Note 9 to the consolidated financial statements for more information about net interest income and net effective spread from Farmer Mac's individual business segments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Supplemental Information" for quarterly net effective spread by line of business.

Release of and Provision for Allowance for Loan Losses and Reserve for Losses. The following table summarizes the components of Farmer Mac's total allowance for losses for the three months ended March 31, 2019 and 2018:

Table 7

	For the Three Months Ended
	March 31, 2019			March 31, 2018
	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Loan Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Beginning Balance	$7,017	$2,167	$9,184	$6,796	$2,070	$8,866
(Release of)/provision for losses	(264)	(129)	(393)	(431)	21	(410)
Charge-offs	—	—	—	—	—	—
Ending Balance	$6,753	$2,038	$8,791	$6,365	$2,091	$8,456

Although our overall credit quality declined modestly during the first quarter of 2019, we released $0.4 million from our total allowance for losses because of a decrease in Farm & Ranch outstanding business volume and lower specific allowance amounts on $25 million in Farm & Ranch loans that we identified as impaired and individually evaluated. Specifically, the modest decline in credit quality of the Farm & Ranch portfolio, which contributed $0.2 million to the total allowance for losses, was more than offset by the decline in outstanding Farm & Ranch business volume and the lower specific allowance amounts on the $25 million in impaired Farm & Ranch loans, which reduced the total allowance for losses by $0.5 million, in aggregate.

As of March 31, 2019, Farmer Mac individually evaluated $59.8 million of the $174.8 million of recorded investment in impaired assets for collateral shortfalls against updated appraised values, other updated collateral valuations, or discounted values. For the remaining $115.0 million of impaired assets for which updated valuations were not available, Farmer Mac evaluated them in the aggregate in consideration of their similar risk characteristics and historical statistics. Farmer Mac recorded specific allowances of $3.3 million for undercollateralized assets as of March 31, 2019. Farmer Mac's general allowances were $5.5 million as of March 31, 2019.

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

Guarantee and Commitment Fees.  Guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs, were $3.5 million for both first quarter 2019 and 2018.

Guarantee and commitment fees, for the purpose of core earnings, include interest income and interest expense related to consolidated trusts owned by third parties to reflect management's view that the net interest income Farmer Mac earns is effectively a guarantee fee on the consolidated Farmer Mac Guaranteed Securities. Guarantee and commitment fees, for the purpose of core earnings, were $5.4 million for first quarter 2019 compared to $5.1 million for first quarter 2018.

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

Losses on financial derivatives.  The components of gains and losses on financial derivatives for the three months ended March 31, 2019 and 2018 are summarized in the following table:

Table 8

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands)
Losses on financial derivatives:
Gains/(losses) due to fair value changes	$2,240	$(2,279)
Accrual of contractual payments	(2,544)	(2,302)
(Losses)/gains due to terminations or net settlements	(56)	731
Losses on financial derivatives	$(360)	$(3,850)

These changes in fair value are primarily the result of fluctuations in long-term interest rates. The accrual of periodic cash settlements for interest paid or received from Farmer Mac's interest rate swaps that are not designated in hedge accounting relationships is shown as expense related to financial derivatives. Payments or receipts to terminate derivative positions or net cash settled forward sales contracts on the debt of other GSEs and U.S. Treasury security futures that are not designated in hedge accounting relationships and initial cash payments received upon the inception of certain swaps not designated in hedge accounting relationships are included in "Gains/(losses) due to terminations or net settlements" in the table above. For swaps not designated in a hedge accounting relationship, when there is no direct payment arrangement between a swap dealer counterparty and a debt dealer issuing Farmer Mac's medium-term notes for a particular transaction, Farmer Mac may receive an initial cash payment from the swap dealer at the inception of the swap to offset dollar-for-dollar the amount of the discount on the associated hedged debt. Changes in the fair value of these swaps are recognized immediately in "Gains/(losses) on financial derivatives," while the offsetting discount on the hedged debt is amortized over the term of the debt as an adjustment to its yield. The amounts of initial cash payments received by Farmer Mac vary depending on the number of the aforementioned type of swaps it executes during a quarter.

Other Income. Other income totaled $0.5 million for first quarter 2019, compared to $0.6 million for first quarter 2018. Other income includes late fees of $0.4 million and $0.5 million on Farm & Ranch loans, in the first quarter of 2019 and 2018, respectively.

Compensation and Employee Benefits.  Compensation and employee benefits were $7.6 million for first quarter 2019, compared to $6.7 million for first quarter 2018. The increase in compensation and employee benefits in first quarter 2019 compared to first quarter 2018 was due to an increase in headcount and related employee health insurance costs.

General and Administrative Expenses.  G&A expenses were $4.6 million for first quarter 2019, compared to $4.3 million for first quarter 2018. The increase in G&A expenses for first quarter 2019 compared to first quarter 2018 was primarily due to an increase in hiring expenses of $0.2 million.

Regulatory Fees.  Regulatory fees, which consist of the fees paid to the Farm Credit Administration ("FCA"), an independent agency in the executive branch of the United States government that regulates Farmer Mac, were $0.7 million for first quarter 2019, compared to $0.6 million for first quarter 2018. FCA has advised Farmer Mac that its estimated fees for the federal government fiscal year ending September 30, 2019 would increase to $2.75 million ($0.688 million per federal government fiscal quarter).  After the end of a federal government fiscal year, FCA may revise its prior year estimated assessments to reflect actual costs incurred, and has issued both additional assessments and refunds in the past.

Income Tax Expense.  Income tax expense was $6.6 million for first quarter 2019, compared to $6.4 million for first quarter 2018. The effective federal tax rate for first quarter 2019 closely approximates the 21.0% statutory federal corporate tax rate. For first quarter 2018, the effective tax rate was 20.0% due to tax benefits associated with stock compensation exercises.

Business Volume.  During first quarter 2019, we added $1.7 billion of gross new business volume, compared to $1.4 billion in first quarter 2018. Specifically, we:

•	purchased $825.4 million of AgVantage securities;

•	purchased $546.2 million of Rural Utilities loans;

•	purchased $203.2 million of newly originated Farm & Ranch loans;

•	added $91.2 million of Farm & Ranch loans under LTSPCs;

•	purchased $38.3 million of USDA Securities; and

•	issued $18.9 million of Farmer Mac Guaranteed USDA Securities.

Our outstanding business volume was $20.5 billion as of March 31, 2019, a net increase of $782.4 million from December 31, 2018, after taking into account all new business, maturities, and paydowns on existing assets. This increase was driven by net growth of $482.6 million in the Rural Utilities line of business and $349.0 million in the Institutional Credit line of business. This net growth was partially offset by a net decrease of $30.8 million in the USDA Guarantees line of business and a net decrease of $18.4 million in the Farm & Ranch line of business.

The net growth in our Rural Utilities line of business was primarily due to the purchase of a $546.2 million portfolio of participations in seasoned loans from CoBank. Because this transaction settled on February 19, 2019, it contributed less than half a quarter's worth of net effective spread in first quarter 2019. This was the first time we have purchased program assets in any of our lines of business from

CoBank.

Within the Institutional Credit line of business, we experienced net business volume growth in AgVantage securities purchased from large counterparties of $333.8 million and net business volume growth purchased from smaller financial fund counterparties of $15.3 million. The net growth from our large counterparties was driven by the purchase of a new $325 million AgVantage security in the rural utilities industry. Because our purchase of this security settled on February 15, 2019, it contributed approximately a half quarter's worth of net effective spread in first quarter 2019.

Our Farm & Ranch line of business experienced a net decrease of $18.4 million, which was comprised of a net decrease of $41.0 million in loans under LTSPCs, partially offset by a $22.6 million net increase in our outstanding loan purchase volume. Based on our analysis of bank and Farm Credit System call report data, the growth rate of the overall agricultural mortgage market declined in 2018. Nevertheless, our net growth of 7.9% in Farm & Ranch loan purchases over the twelve months ended March 31, 2019 compared favorably to the 4.7% net growth of the overall agricultural mortgage loan market over the twelve months ended December 31, 2018. Although our gross purchase volume slowed during first quarter 2019, the loan prepayment rate during the quarter was among the lowest we have ever experienced. We believe that the decrease in gross purchase volume correlates with our overall market observations of less demand for mortgage refinancings and fewer agricultural real estate transactions.

Our USDA Guarantees line of business experienced a net decrease of $30.8 million in first quarter 2019 compared to net growth of $39.5 million in first quarter 2018. This decrease in growth reflects lower loan volume being processed through the USDA and the impact of the government shutdown during January 2019.

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

Table 9

New Business Volume – Farmer Mac Loan Purchases, Guarantees, LTSPCs, and AgVantage Securities
	For the Three Months Ended
	March 31, 2019		March 31, 2018
	Gross volume	Net growth/(decrease)	Gross Volume	Net growth/(decrease)
	(in thousands)
Farm & Ranch:
Loans	$203,156	$22,574	$259,111	$75,626
LTSPCs	91,215	(40,962)	159,065	(11,210)
USDA Guarantees:
USDA Securities	38,296	(39,644)	89,232	9,307
Farmer Mac Guaranteed USDA Securities	18,927	8,803	34,293	30,218
Rural Utilities:
Loans	546,198	490,258	8,645	(32,814)
LTSPCs	—	(7,660)	—	(120,022)
Institutional Credit:
AgVantage securities	825,417	349,018	813,337	421,027
Total purchases, guarantees, LTSPCs, and AgVantage securities	$1,723,209	$782,387	$1,363,683	$372,132

During first quarter 2019, we purchased 466 Farm & Ranch term loans and revolving line of credit draws. These purchases consisted of 194 term loans with an average unpaid principal balance of $660,000 and 272 revolving line of credit draws with an average unpaid principal balance of $276,000. During first quarter 2018, we purchased 575 Farm & Ranch term loans and revolving line of credit draws. These purchases consisted of 295 term loans with an average unpaid principal balance of $762,000 and 280 revolving line of credit draws with an average unpaid principal balance of $126,000.

Farmer Mac either retains the loans it purchases or securitizes them and retains or sells Farmer Mac Guaranteed Securities backed by those loans.  The weighted-average age of the Farm & Ranch non-delinquent eligible loans purchased and retained (excluding the purchases of defaulted loans) during both first quarter 2019 and 2018 was less than one year. Of those loans, 65% and 68% had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 18.8 years and 22.0 years, respectively.

During first quarter 2019 and 2018, Farmer Mac securitized some of the Farm & Ranch loans it had purchased and sold the resulting Farmer Mac Guaranteed Securities, as shown below. Farmer Mac consolidates these loans and presents them as "Loans held for investment in consolidated trusts, at amortized cost" on the consolidated balance sheets. In first quarter 2019 and 2018, $63.1 million and $29.8 million, respectively, of Farmer Mac Guaranteed Securities were sold to Zions First National Bank, which is a related party to Farmer Mac.

The following table sets forth information about the Farmer Mac Guaranteed Securities issued during the periods indicated:

Table 10

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands)
Loans securitized and sold as Farm & Ranch Guaranteed Securities	$97,780	$96,909
Farmer Mac Guaranteed USDA Securities	18,928	34,293
AgVantage securities	825,417	813,337
Total Farmer Mac Guaranteed Securities issuances	$942,125	$944,539

The following table sets forth information about outstanding volume in each of Farmer Mac's four lines of business as of the dates indicated:

Table 11

Lines of Business - Outstanding Business Volume
	As of March 31, 2019	As of December 31, 2018
	(in thousands)
Farm & Ranch:
Loans	$3,044,567	$3,071,222
Loans held in trusts:
Beneficial interests owned by third party investors	1,566,330	1,517,101
LTSPCs	2,476,467	2,509,787
Guaranteed Securities	128,221	135,862
USDA Guarantees:
USDA Securities	2,081,498	2,120,553
Farmer Mac Guaranteed USDA Securities	403,281	395,067
Rural Utilities:
Loans	1,429,101	938,843
LTSPCs(1)	645,613	653,272
Institutional Credit
AgVantage Securities	8,431,835	8,082,817
Revolving floating rate AgVantage facility(2)	300,000	300,000
Total	$20,506,913	$19,724,524

(1)
As of March 31, 2019 and December 31, 2018, includes $20.0 million and $17.0 million, respectively, related to one-year loan purchase commitments on which Farmer Mac receives a nominal unused commitment fee.

(2)
During first quarter 2019, $100.0 million of this facility was drawn and later repaid. During first quarter 2018, this facility was not utilized. Farmer Mac receives a fixed fee based on the full dollar amount of the facility. If the counterparty draws on the facility, the amounts drawn will be in the form of AgVantage securities, and Farmer Mac will earn interest income on those securities.

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities) and LTSPCs, USDA Securities, and Farmer Mac Guaranteed USDA Securities as of March 31, 2019:

Table 12

Schedule of Principal Amortization as of March 31, 2019
	Loans Held	Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed Securities and LTSPCs	USDA Securities and Farmer Mac Guaranteed USDA Securities	Total
	(in thousands)
2019	$171,579	$183,307	$78,710	$433,596
2020	257,086	243,592	114,487	615,165
2021	316,532	271,347	111,069	698,948
2022	249,537	208,539	114,578	572,654
2023	261,623	195,688	119,170	576,481
Thereafter	4,783,641	2,147,828	1,946,765	8,878,234
Total	$6,039,998	$3,250,301	$2,484,779	$11,775,078

Of the $20.5 billion outstanding principal balance of volume included in Farmer Mac's four lines of business as of March 31, 2019, $8.7 billion were AgVantage securities included in the Institutional Credit line of business.  Unlike business volume in the form of purchased loans, USDA Securities, and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, most AgVantage securities do not require periodic payments of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due. The following table summarizes by maturity date the outstanding principal amount of both on- and off-balance sheet AgVantage securities as of March 31, 2019:

Table 13

AgVantage Balances by Year of Maturity
As of
March 31, 2019
(in thousands)
2019	$1,087,811
2020	1,328,822
2021	1,593,980
2022	1,039,944
2023(1)	1,098,402
Thereafter(2)	2,582,876
Total	$8,731,835

(1)	Includes the expiration of the $300.0 million revolving floating rate AgVantage facility.

(2)	Includes various maturities ranging from 2024 to 2044.

The weighted-average remaining maturity of the outstanding AgVantage securities shown in the table above was 5.4 years as of March 31, 2019.

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

Net cash income, one of the USDA's benchmark measures of economic activity in the agricultural industry, has declined significantly since reaching a cyclical peak in 2013. However, changes in farm income levels are largely localized and depend on producer region and commodity production type. The USDA forecasts that aggregate net cash income levels decreased year-over-year in 2018 due to rising farm production expenses that were not entirely offset by higher revenues. The USDA projects net cash income growth will rebound to 4.7% in 2019 due to slight improvements in commodity prices and moderating cash farm expenses. Farmland values appear to have held steady in 2018, even in the Midwest region where producers are most exposed to changes in the grain markets. Data released by the USDA indicates an average increase in farm real estate values of 2.7% in 2018 in Corn Belt states (Illinois, Indiana, Iowa, Missouri, and Ohio), but a decline of 1.4% in Northern Plains states (Kansas, Nebraska, North Dakota, and South Dakota). In all other regions, farmland value averages are reported to be flat to increasing. While regional averages for farmland values provide a good barometer for the overall movement in U.S. farmland values, economic forces affecting land markets are highly localized and some markets may experience greater volatility than state or national averages indicate.

Over the past few decades, the U.S. agricultural industry has become increasingly connected to global trade, and agricultural export demand depends significantly on trading relationships in numerous foreign markets, as well as on foreign exchange rates. A slowdown in global economic growth or a tightening in trade policies and agreements could also adversely affect the demand for certain U.S. agricultural exports, which may result in downward pressure on commodity prices. For example, the series of reciprocal import tariffs placed on various agricultural products by China and the U.S. during 2018 has materially affected the export sales for these products, particularly soybeans produced in the U.S. Tariffs placed on imports of U.S. agricultural products into Mexico have also dampened price outlooks for other agricultural products, such as pork and dairy. In August 2018, the USDA released initial details on a potential $12 billion aid package for U.S. agricultural producers designed to help offset expected market losses resulting from trade disruptions. The USDA reports making initial payments to affected producers of nearly $5.9 billion, more than half of which is anticipated to assist soybean growers in the form of cash payments in late 2018 and early 2019 through the USDA's Market Facilitation Program. The USDA announced in December 2018 that a final round of payments for the roughly $6 billion remaining in aid is expected to be delivered throughout the spring months of 2019. If fully realized, the Market Facilitation Program payments would constitute approximately 13% of 2018 net cash income, which equates to approximately three-quarters of the expected decline in net cash income forecasted for 2018. Coincident with the trade stresses, the U.S. dollar (as measured by the U.S. Dollar Index) strengthened by approximately 5% during 2018. This decreased the competitiveness of U.S. agricultural exports and thereby diminished their global demand and contributed to reduced producer profitability. Through first quarter 2019, the U.S. dollar strength remained relatively unchanged from late 2018. We believe that our portfolio is sufficiently diverse by product and production region to be able to withstand any short-term market volatility that may arise because of changes in trade policy or sentiment. However, a prolonged trade dispute between one or more primary agricultural markets without substantial offsetting relief could put significant financial stress on the U.S. agricultural industry, which could have an adverse effect on Farmer Mac's portfolio.

In recent years, the 90-day delinquencies and credit losses in Farmer Mac's portfolio have remained low compared to historical averages. However, some indications of stress have emerged, as the volume of Farmer Mac's substandard assets has generally increased since 2015. To date, the fluctuations in 90-day delinquencies and the increase in substandard assets have not yet translated into rising credit losses. Farmer Mac believes that any losses associated with the current agricultural credit cycle will be moderated by the strength and diversity of its portfolio, which Farmer Mac believes is adequately collateralized. Farmer Mac believes that its portfolio remains sufficiently diversified, both geographically and by commodity, and that its portfolio has been underwritten to high credit quality standards. Farmer Mac therefore believes that its portfolio is well-positioned to endure reasonably foreseeable volatility in farmland values and commodity prices. Farmer Mac also continues to closely monitor sector profitability, economic and weather conditions, and agricultural land value and geographic trends to tailor underwriting practices to changing conditions. For example, Farmer Mac is closely monitoring the impacts of spring storms and flooding on producers in the western Corn Belt region. To date, the impact on the loan repayment ability of affected borrowers has been minimal, but the lasting effects of the flooding and other adverse weather conditions could change borrowers' financial outlook and production decisions. For more information about the loan balances, loan-to-value ratios, 90-day delinquencies, and substandard asset rate for the Farm & Ranch loans in Farmer Mac's portfolio as of March 31, 2019, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

Farmer Mac continues to monitor the establishment and evolution of legislation and regulations, as well as the status of various international trade agreements and partnerships, that could affect farmers, ranchers, rural lenders, and rural America in general. The Agricultural Improvement Act of 2018, also referred to as the "Farm Bill," was signed into law in December 2018. Many provisions in the new Farm Bill are a continuation of existing federal agricultural policies in effect under the previous Farm Bill, including those affecting crop insurance, commodity support programs, and other aspects of agricultural production. We will continue to monitor the effects of any altered federal agricultural policies as the USDA adopts final regulations implementing the new Farm Bill.

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

Under the Farm Bill, the authorized limit for the amount of new guarantees issued by the USDA under the Consolidated Farm and Rural Development Act, which are eligible for Farmer Mac's USDA Guarantees line of business, was increased from $3.026 billion to $7.0 billion for each government fiscal year through September 2023. Also, the limit for the size of individual loans to which these guarantees are applied was increased from $1.399 million to $1.75 million, which thereby increases the authorized amount of the USDA-guaranteed portion for an individual loan. These higher loan limits could result in increased new business volume in our USDA Guarantees line of business, and we have already purchased USDA-guaranteed portions allowed under the raised individual loan limit. However, the effects of the new limits may be offset by a continued slowdown in the issuance of new guarantees by the USDA, which could be further exacerbated by the U.S. federal government shutdown that lasted for several weeks in early 2019 or any future shutdowns.

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

Farmer Mac also directs marketing efforts towards the agricultural industry by trying to identify and develop relationships with potential issuers of AgVantage securities, including insurance company agricultural lenders, agricultural finance companies, and bank and non-bank agricultural lenders such as agricultural mortgage funds, all of whom can pledge loans as collateral to obtain financing as part of Farmer Mac's Institutional Credit line of business. As part of these efforts, Farmer Mac has increased its focus on wholesale financing for institutional investors in agricultural assets that qualify as eligible collateral under Farmer Mac's charter. Farmer Mac has tailored a version of its AgVantage product to this type of issuer, which is referred to as the Farm Equity AgVantage product. Farmer Mac also offers other AgVantage products tailored to fund investors in agricultural mortgages. Farmer Mac directs its outreach efforts to these potential issuers through its business relationships within the agricultural community and through executive outreach to institutions whose profile presents an opportunity to benefit from wholesale financing. As institutional investment in agricultural assets continues to grow, Farmer Mac believes that it is in a unique position to help increase access to capital for these types of counterparties and thereby provide a new source of capital to benefit rural America. Farmer Mac believes there is opportunity to expand this type of business as both the trend toward institutional investment in agricultural assets and awareness of Farmer Mac's AgVantage product offerings continue to grow. For more information about the AgVantage products, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Institutional."

Rural Utilities Industry. Prospects for loan growth within the rural utilities industry appear to be modest in the near term due to generally flat demand for capital, as capital expenditures for large generation assets have decreased and increased revenues for electrical cooperatives have driven a de-leveraging trend. Future growth opportunities within the rural utilities industry may be impacted by the demand for electric power in rural areas, capital expenditures by electric cooperatives driven by regulatory or technological changes, and competitive dynamics within the rural utilities cooperative finance industry. In the coming years, the retirement of coal generation assets, the growth in renewable energy generation, the deployment of energy storage technologies, and the deepening of relationships with new and existing counterparties, may provide new business opportunities for Farmer Mac.

Balance Sheet Review

Assets.  Farmer Mac's total assets as of March 31, 2019 were $19.8 billion, compared to $18.7 billion as of December 31, 2018.  The increase in total assets was primarily attributable to the purchase of a portfolio of Rural Utilities loan participations from CoBank in the amount of $546.2 million and net growth of $349.0 million in our Institutional Credit line of business.

As of March 31, 2019, Farmer Mac had $0.4 billion of cash and cash equivalents and $2.5 billion of investment securities, compared to $0.4 billion of cash and cash equivalents and $2.3 billion of investment securities as of December 31, 2018. As of March 31, 2019, Farmer Mac had $8.5 billion of Farmer Mac Guaranteed Securities, $6.0 billion of loans, net of allowance, and $2.1 billion of USDA Securities. This compares to $8.1 billion of Farmer Mac Guaranteed Securities, $5.5 billion of loans, net of allowance, and $2.2 billion of USDA Securities as of December 31, 2018.

Liabilities.  Farmer Mac's total liabilities were $19.0 billion as of March 31, 2019, compared to $17.9 billion as of December 31, 2018.  The increase in total liabilities was primarily attributable to an increase in total notes payable.

Equity.  As of March 31, 2019, Farmer Mac had total equity of $763.3 million, compared to $752.6 million as of December 31, 2018. The increase in total equity was a result of an increase in retained earnings.

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

Risk Management

Credit Risk – Loans and Guarantees.  Farmer Mac's direct credit exposure to Farm & Ranch loans held and loans underlying Farm & Ranch Guaranteed Securities and LTSPCs as of March 31, 2019 was $7.2 billion across 48 states. For more information about Farmer Mac's underwriting and collateral valuation standards for Farm & Ranch loans, see "Business—Farmer Mac's Lines of Business—Farm & Ranch—Underwriting and Collateral Valuation (Appraisal) Standards" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 21, 2019.

Farmer Mac's direct credit exposure to Rural Utilities loans held and loans underlying LTSPCs as of March 31, 2019 was $2.1 billion across 43 states, of which $1.7 billion were loans to electric distribution cooperatives and $0.4 billion were loans to Generation & Transmission cooperatives. For more information about Farmer Mac's underwriting and collateral valuation standards for Rural Utilities loans, see "Business—Farmer Mac's Lines of Business—Rural Utilities—Underwriting" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 21, 2019. As of March 31, 2019, there were no delinquencies in Farmer Mac's portfolio of Rural Utilities loans, and Farmer Mac has not experienced any credit losses on Rural Utilities loans since Congress authorized Farmer Mac's Rural Utilities line of business in 2008. Based on this performance, Farmer Mac excludes the loans in the Rural Utilities line of business from the credit risk metrics it discloses.

Farmer Mac has indirect credit exposure to the Farm & Ranch loans and Rural Utilities loans that secure AgVantage securities included in the Institutional Credit line of business. For more information about Farmer Mac's underwriting and collateral valuation standards for Institutional Credit securities, see "Business—Farmer Mac's Lines of Business—Institutional Credit" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 21, 2019.
As of March 31, 2019, Farmer Mac had not experienced any credit losses on any AgVantage securities and does not expect to incur any such losses in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Institutional" for more information about Farmer Mac's credit risk on AgVantage securities.

The credit exposure on USDA Securities, including those underlying Farmer Mac Guaranteed USDA Securities, is covered by the full faith and credit of the United States.  Therefore, Farmer Mac believes that we have little or no credit risk exposure in the USDA Guarantees line of business because of the USDA guarantee.  As of March 31, 2019, we have not experienced any credit losses on any business under the USDA Guarantees line of business, and do not expect to incur any such losses in the future.

Farmer Mac considers a loan's original loan-to-value ratio as one of many factors in evaluating loss severity. Loan-to-value ratios depend on the market value of a property, as determined in accordance with Farmer Mac's collateral valuation standards.  As of March 31, 2019 and December 31, 2018, the average unpaid loan balances for loans outstanding in the Farm & Ranch line of business was $633,000 and $640,000, respectively. Farmer Mac calculates the original loan-to-value ratio of a loan by dividing the original loan principal balance by the original appraised property value. This calculation does not reflect any amortization of the original loan balance or any adjustment to the original appraised value to provide a current market value. The original loan-to-value ratio of any cross-collateralized loans is calculated on a consolidated basis rather than on a loan-by-loan basis. The weighted-average original loan-to-value ratio for Farm & Ranch loans purchased during first quarter 2019 was 48%, compared to 54% for loans purchased during first quarter 2018. The weighted-average original loan-to-value ratio for all Farm & Ranch loans held and all loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs was approximately 51% as of both March 31, 2019 and December 31, 2018. The weighted-average original loan-to-value ratio for all 90-day delinquencies was 54% and 52% as of March 31, 2019 and December 31, 2018, respectively.

The weighted-average current loan-to-value ratio (the loan-to-value ratio based on original appraised value adjusted to reflect loan amortization since purchase) for Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs was approximately 44% and 45% as of March 31, 2019 and December 31, 2018, respectively.

For more information about the credit quality of Farmer Mac's Farm & Ranch portfolio and the associated allowance for losses please refer to Note 5 to the consolidated financial statements.

Activity affecting the allowance for loan losses and reserve for losses is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Provision for and Release of Allowance for Loan Losses and Reserve for Losses."

Farmer Mac's 90-day delinquency measure includes loans 90 days or more past due, as well as loans in foreclosure and non-performing loans where the borrower is in bankruptcy. As of March 31, 2019, Farmer Mac's 90-day delinquencies were $52.4 million (0.73% of the Farm & Ranch portfolio), compared to $26.9 million (0.37% of the Farm & Ranch portfolio) as of December 31, 2018 and $47.6 million (0.69% of the Farm & Ranch portfolio) as of March 31, 2018. Those 90-day delinquencies were comprised of 71 delinquent loans as of March 31, 2019, compared to 47 delinquent loans as of December 31, 2018 and 65 delinquent loans as of March 31, 2018. The sequential increase is primarily due to seasonal delinquencies associated with loans that have annual (January 1st) and semi-annual (January 1st and July 1st) payment terms, which account for most of the loans in the Farm & Ranch portfolio. As of March 31, 2019, 90-day delinquencies have improved across all major commodity groups other than crops. Although the 90-day delinquency rate for crops remains elevated relative to other commodity groups, idiosyncratic factors also played a significant role in the higher 90-day delinquency rate for crops for first quarter 2019. Specifically, four large delinquent crop loans account for nearly 45% of all crop delinquencies during the quarter. Those four loans relate to the alfalfa, barley, peanut and cotton commodities and not to corn or soybeans, which have experienced continued downward pricing pressures from trade disruptions and increased production.

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

The following table presents historical information about Farmer Mac's 90-day delinquencies in the Farm & Ranch line of business compared to the principal balance of all Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs:

Table 14

	Farm & Ranch Line of Business	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
March 31, 2019	$7,215,585	$52,366	0.73%
December 31, 2018	7,233,971	26,881	0.37%
September 30, 2018	7,072,018	37,545	0.53%
June 30, 2018	7,045,397	43,076	0.61%
March 31, 2018	6,932,002	47,560	0.69%
December 31, 2017	6,867,586	48,444	0.71%
September 30, 2017	6,557,030	66,381	1.01%
June 30, 2017	6,426,518	41,901	0.65%
March 31, 2017	6,240,467	50,807	0.81%

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

Across all of Farmer Mac's lines of business, 90-day delinquencies represented 0.26% of total outstanding business volume as of March 31, 2019, compared to 0.14% as of December 31, 2018 and 0.25% as of March 31, 2018. The following table presents outstanding Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities and 90-day delinquencies as of March 31, 2019 by year of origination, geographic region, commodity/collateral type, original loan-to-value ratio, and range in the size of borrower exposure:

Table 15

Farm & Ranch 90-Day Delinquencies as of March 31, 2019
	Distribution of Farm & Ranch Line of Business	Farm & Ranch Line of Business	90-Day Delinquencies(1)	Percentage
	(dollars in thousands)
By year of origination:
2009 and prior	11%	$771,650	$6,354	0.82%
2010	2%	139,978	130	0.09%
2011	3%	208,418	2,740	1.31%
2012	7%	500,647	529	0.11%
2013	10%	699,694	3,322	0.47%
2014	8%	566,143	2,239	0.40%
2015	10%	737,940	5,511	0.75%
2016	15%	1,084,657	10,052	0.93%
2017	17%	1,274,934	15,089	1.18%
2018	15%	1,062,886	6,400	0.60%
2019	2%	168,638	—	—%
Total	100%	$7,215,585	$52,366	0.73%
By geographic region(2):
Northwest	12%	$847,896	$11,862	1.40%
Southwest	31%	2,282,664	4,336	0.19%
Mid-North	32%	2,287,199	15,827	0.69%
Mid-South	12%	893,639	2,369	0.27%
Northeast	5%	337,019	4,128	1.22%
Southeast	8%	567,168	13,844	2.44%
Total	100%	$7,215,585	$52,366	0.73%
By commodity/collateral type:
Crops	52%	$3,763,456	$34,509	0.92%
Permanent plantings	21%	1,492,359	8,125	0.54%
Livestock	19%	1,350,610	6,845	0.51%
Part-time farm	7%	517,110	2,887	0.56%
Ag. Storage and Processing	1%	84,321	—	—%
Other	—	7,729	—	—%
Total	100%	$7,215,585	$52,366	0.73%
By original loan-to-value ratio:
0.00% to 40.00%	19%	$1,304,411	$4,615	0.35%
40.01% to 50.00%	25%	1,831,552	8,941	0.49%
50.01% to 60.00%	35%	2,506,962	26,018	1.04%
60.01% to 70.00%	17%	1,250,982	11,678	0.93%
70.01% to 80.00%(3)	4%	298,001	725	0.24%
80.01% to 90.00%(3)	—%	23,677	389	1.64%
Total	100%	$7,215,585	$52,366	0.73%
By size of borrower exposure(4):
Less than $1,000,000	34%	$2,446,989	$14,470	0.59%
$1,000,000 to $4,999,999	38%	2,736,397	31,496	1.15%
$5,000,000 to $9,999,999	12%	881,847	6,400	0.73%
$10,000,000 to $24,999,999	8%	604,712	—	—%
$25,000,000 and greater	8%	545,640	—	—%
Total	100%	$7,215,585	$52,366	0.73%

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

(3)	Primarily part-time farm loans. Loans with an original loan-to-value ratio of greater than 80% are required to have private mortgage insurance.

(4)	Includes aggregated loans to single borrowers or borrower-related entities.

Another indicator that Farmer Mac considers in analyzing the credit quality of its Farm & Ranch portfolio is the level of internally-rated "substandard" assets, both in dollars and as a percentage of the outstanding Farm & Ranch portfolio. Assets categorized as "substandard" have a well-defined weakness or weaknesses, and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected. As of March 31, 2019, Farmer Mac's substandard assets were $246.7 million (3.4% of the Farm & Ranch portfolio), compared to $232.7 million (3.2% of the Farm & Ranch portfolio) as of December 31, 2018. Those substandard assets were comprised of 336 loans as of March 31, 2019 and 318 loans as of December 31, 2018. The $14.0 million increase in substandard assets in first quarter 2019 compared to December 31, 2018 was due to the downgrade of more assets into the substandard category than those that paid off or migrated to a more favorable category. Of the assets that were downgraded into the substandard category, most consisted of crop and livestock loans, specifically in the corn and soybean, peanut, and cattle and calves commodity sub-groups. As of March 31, 2019, substandard asset volume included several large exposures and represents a relatively diverse set of commodities. Farmer Mac did not experience a significant change in the concentration of its substandard assets among commodities during first quarter 2019 compared to December 31, 2018. Feed grains, oilseeds, and cattle and calves continue to be the top three commodity sub-groups represented in the substandard asset category, comprising 59% of substandard assets as of March 31, 2019.

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

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Farm & Ranch loans purchased and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities as of March 31, 2019 by year of origination, geographic region, and commodity/collateral type.  The purpose of this information is to present information about losses relative to original Farm & Ranch purchases, guarantees, and commitments.

Table 16

Farm & Ranch Credit Losses Relative to Cumulative
Original Loans, Guarantees, and LTSPCs as of March 31, 2019
	Cumulative Original Loans, Guarantees and LTSPCs	Cumulative Net Credit Losses/(Recoveries)	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
2009 and prior	$14,670,933	$30,082	0.21%
2010	664,111	5	—%
2011	778,334	3,661	0.47%
2012	1,153,073	—	—%
2013	1,420,260	—	—%
2014	982,847	—	—%
2015	1,110,900	(540)	(0.05)%
2016	1,415,678	—	—%
2017	1,514,386	—	—%
2018	1,229,681	—	—%
2019	209,654	—	—%
Total	$25,149,857	$33,208	0.13%
By geographic region(1):
Northwest	$3,316,276	$11,191	0.34%
Southwest	8,826,542	8,167	0.09%
Mid-North	6,321,895	12,830	0.20%
Mid-South	2,996,959	(211)	(0.01)%
Northeast	1,481,385	259	0.02%
Southeast	2,206,800	972	0.04%
Total	$25,149,857	$33,208	0.13%
By commodity/collateral type:
Crops	$11,514,650	$2,887	0.03%
Permanent plantings	5,462,591	9,368	0.17%
Livestock	5,826,982	3,877	0.07%
Part-time farm	1,477,112	1,403	0.09%
Ag. Storage and Processing	712,496	15,673	2.20%
Other	156,026	—	—%
Total	$25,149,857	$33,208	0.13%

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

Table 17

	As of March 31, 2019
	Farm & Ranch Concentrations by Commodity Type within Geographic Region
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(dollars in thousands)
By geographic region(1):
Northwest	$396,218	$133,210	$239,356	$78,715	$—	$397	$847,896
	5.5%	1.9%	3.3%	1.1%	—%	—%	11.8%
Southwest	533,595	1,157,741	443,238	87,650	56,440	4,000	2,282,664
	7.3%	16.0%	6.0%	1.2%	0.8%	0.1%	31.4%
Mid-North	1,933,568	16,534	186,573	139,889	8,121	2,514	2,287,199
	26.8%	0.2%	2.6%	1.9%	0.1%	—%	31.6%
Mid-South	554,740	6,884	261,911	60,909	8,837	358	893,639
	7.7%	0.1%	3.6%	0.8%	0.2%	—%	12.4%
Northeast	163,248	24,217	70,078	75,170	4,306	—	337,019
	2.4%	0.3%	1.0%	1.1%	0.1%	—%	4.9%
Southeast	182,087	153,773	149,454	74,777	6,617	460	567,168
	2.5%	2.1%	2.1%	1.1%	0.1%	—%	7.9%
Total	$3,763,456	$1,492,359	$1,350,610	$517,110	$84,321	$7,729	$7,215,585
	52.2%	20.6%	18.6%	7.2%	1.3%	0.1%	100.0%

(1)
Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Table 18

	As of March 31, 2019
	Farm & Ranch Cumulative Credit Losses by Origination Year and Commodity Type
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Total
	(in thousands)
By year of origination:
2009 and Prior	$3,427	$9,368	$3,872	$1,403	$12,012	$30,082
2010	—	—	5	—	—	5
2011	—	—	—	—	3,661	3,661
2012	—	—	—	—	—	—
2013	—	—	—	—	—	—
2014	—	—	—	—	—	—
2015	(540)	—	—	—	—	(540)
2016	—	—	—	—	—	—
2017	—	—	—	—	—	—
2018	—	—	—	—	—	—
2019	—	—	—	—	—	—
Total	$2,887	$9,368	$3,877	$1,403	$15,673	$33,208

Farmer Mac requires approved lenders to make representations and warranties about the conformity of eligible agricultural mortgage and rural utilities loans to Farmer Mac's standards, the accuracy of loan data provided to Farmer Mac, and other requirements related to the loans.  Sellers are responsible to Farmer Mac for breaches of those representations and warranties, and Farmer Mac has the ability to require a seller to cure, replace, or repurchase a loan sold or transferred to Farmer Mac if any breach of a representation or warranty is discovered that was material to Farmer Mac's decision to purchase the loan or that directly or indirectly causes a default or potential loss on a loan sold or transferred by the seller to Farmer Mac. During the previous three years ended March 31, 2019, Farmer Mac has required one seller to repurchase a total of two loans aggregating $0.8 million for breaches of representations and warranties made about those two loans, both of which repurchases occurred during first quarter 2016. In addition to relying on the representations and warranties of lenders, Farmer Mac also underwrites all of the agricultural real estate mortgage loans (other than rural housing and part-time farm mortgage loans) and rural utilities loans that it holds in its portfolio. For rural housing and part-time farm mortgage loans, Farmer Mac relies on representations and warranties from the seller that those loans conform to Farmer Mac's specified underwriting criteria without exception. For more information about Farmer Mac's loan eligibility requirements, see "Business—Farmer Mac's Lines of Business—Farm & Ranch—Loan Eligibility" and "Business—Farmer Mac's Lines of Business—Rural Utilities—Loan Eligibility" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 21, 2019.

Under contracts with Farmer Mac and in consideration for servicing fees, Farmer Mac-approved central servicers service loans in accordance with Farmer Mac's requirements.  Central servicers are responsible to Farmer Mac for serious errors in the servicing of those loans.  If a central servicer materially breaches the terms of its servicing agreement with Farmer Mac, such as failing to forward payments received or releasing collateral without Farmer Mac's consent, or experiences insolvency or bankruptcy, Farmer Mac has the right to terminate the servicing relationship for a particular loan or the entire portfolio serviced by the central servicer. Farmer Mac also can proceed against the central servicer in arbitration or exercise any remedies available to it under law. During the previous three years ended March 31, 2019, Farmer Mac had not exercised any remedies or taken any formal action against any central servicers. For more information about Farmer Mac's servicing requirements, see "Business—Farmer Mac's Lines of Business—Farm & Ranch—Servicing" and "Business—Farmer Mac's Lines of Business—Rural Utilities—Servicing" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 21, 2019.

Credit Risk – Institutional.  Farmer Mac is exposed to credit risk arising from its business relationships with other institutions including:

•	issuers of AgVantage securities;

•	approved lenders and servicers; and

•	interest rate swap counterparties.

Farmer Mac approves AgVantage counterparties and manages institutional credit risk related to those AgVantage counterparties by requiring them to meet Farmer Mac's standards for creditworthiness for the particular counterparty and transaction.  The required collateralization level is established when the AgVantage facility is entered into with the counterparty and does not change during the life of the AgVantage securities issued under the facility unless mutually agreed by Farmer Mac and the counterparty. In AgVantage transactions, the corporate obligor is required to remove from the pool of pledged collateral any loan that becomes more than 30 days delinquent in the payment of principal or interest and to substitute an eligible loan that is current in payment to maintain the minimum required collateralization level.  In the event of a default on the general obligation, Farmer Mac would have recourse to the pledged collateral and have rights to the ongoing borrower payments of principal and interest. For Farm Equity AgVantage counterparties and smaller financial funds or entities, Farmer Mac also requires that the counterparty generally (1) maintain a higher collateralization level, through lower loan-to-value ratio thresholds and higher overcollateralization than required for traditional AgVantage securities and (2) comply with specified financial covenants for the life of the related AgVantage security to avoid default. For a more detailed description of AgVantage securities, see "Business—Farmer Mac's Lines of Business—Institutional Credit—AgVantage Securities" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 21, 2019.

The unpaid principal balance of outstanding on-balance sheet AgVantage securities secured by loans eligible for the Farm & Ranch line of business totaled $5.3 billion as of March 31, 2019 and $5.3 billion as of December 31, 2018. The unpaid principal balance of on-balance sheet AgVantage securities secured by loans eligible for the Rural Utilities line of business totaled $3.1 billion as of March 31, 2019 and $2.8 billion as of December 31, 2018. The unpaid principal balance of outstanding off-balance sheet AgVantage securities totaled $0.3 billion as of March 31, 2019 and $0.3 billion as of December 31, 2018.

The following table provides information about the issuers of AgVantage securities, as well as the required collateralization levels for those transactions as of March 31, 2019 and December 31, 2018:

Table 19

	As of March 31, 2019			As of December 31, 2018
Counterparty	Balance	Credit Rating	Required Collateralization	Balance	Credit Rating	Required Collateralization
	(dollars in thousands)
AgVantage:
CFC(1)	$3,379,212	A	100%	$3,070,455	A	100%
MetLife	2,550,000	AA-	103%	2,550,000	AA-	103%
Rabo AgriFinance	2,100,000	None	110%	2,075,000	None	110%
Other(2)	423,207	(3)	106% to 125%	407,572	(3)	106% to 125%
Farm Equity AgVantage(4)	279,416	None	110%	279,790	None	110%
Total outstanding	$8,731,835			$8,382,817

(1)	Includes $300.0 million related to a revolving floating rate AgVantage facility. Farmer Mac receives a fixed fee based on the full dollar amount of the facility.

(2)	Consists of AgVantage securities issued by 6 different issuers as of both March 31, 2019 and December 31, 2018.

(3)	Consists of AgVantage securities from 6 different issuers without a credit rating as of both March 31, 2019 and December 31, 2018.

(4)	Consists of AgVantage securities from 5 different issuers as of both March 31, 2019 and December 31, 2018.

Farmer Mac manages institutional credit risk related to lenders and servicers by requiring those institutions to meet Farmer Mac's standards for creditworthiness.  Farmer Mac monitors the financial condition of those institutions by evaluating financial statements and bank credit rating agency reports.  For more information about Farmer Mac's lender eligibility requirements, see "Business—Farmer Mac's Lines of Business—Farm & Ranch—Approved Lenders" and "Business—Farmer Mac's Lines of Business—Rural Utilities—Approved Lenders" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 21, 2019.

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

Credit Risk – Other Investments. As of March 31, 2019, Farmer Mac had $0.4 billion of cash and cash equivalents and $2.5 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's internal policies as well as the Liquidity and Investment Regulations, which establish criteria for investments that are eligible for Farmer Mac's investment portfolio, including limitations on asset class, dollar amount, issuer concentration, and credit quality. In addition to establishing a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize Farmer Mac's exposure to financial market volatility, preserve capital, and support Farmer Mac's access to the debt markets.

The Liquidity and Investment Regulations and Farmer Mac's internal policies require that investments held in Farmer Mac's investment portfolio meet the following creditworthiness standards: (1) at a minimum, at least one obligor of the investment must have a very strong capacity to meet financial commitments for the life of the investment, even under severely adverse or stressful conditions, and generally present a very low risk of default; (2) if the obligor whose capacity to meet financial commitments is being relied upon to meet the standard set forth in subparagraph (1) is located outside of the United States, the investment must also be fully guaranteed by a U.S. government agency; and (3) the investment must exhibit low credit risk and other risk characteristics consistent with the purpose or purposes for which it is held.

The Liquidity and Investment Regulations and Farmer Mac's internal policies also establish concentration limits, which are intended to limit exposure to any single entity, issuer, or obligor. The Liquidity and Investment Regulations limit Farmer Mac's total credit exposure to any single entity, issuer, or obligor of securities to 10% of Farmer Mac's regulatory capital ($75.1 million as of March 31, 2019). However, Farmer Mac's current policy limits this total credit exposure to 5% of its regulatory capital ($37.5 million as of March 31, 2019). These exposure limits do not apply to obligations of U.S. government agencies or GSEs, although Farmer Mac's current policy restricts investing more than 100% of regulatory capital in the senior non-convertible debt securities of any one GSE.

Although the Liquidity and Investments Regulations do not establish limits on the maximum amount, expressed as a percentage of Farmer Mac's investment portfolio, that can be invested in each eligible asset class, Farmer Mac's internal policies set forth asset class limits as part of Farmer Mac's overall risk management framework.

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

Farmer Mac's $0.4 billion of cash and cash equivalents mature within three months and are funded with discount notes having similar maturities. As of March 31, 2019, $2.39 billion of the $2.50 billion of investment securities (96%) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year. Those securities are funded with effectively floating rate debt that closely matches the rate adjustment dates of the associated investments.

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

The following schedule summarizes the results of Farmer Mac's MVE and NES sensitivity analysis as of March 31, 2019 and December 31, 2018 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

Table 20

	Percentage Change in MVE from Base Case
Interest Rate Scenario	As of March 31, 2019	As of December 31, 2018
+100 basis points	1.4%	(0.7)%
-100 basis points	(8.9)%	(5.9)%

	Percentage Change in NES from Base Case
Interest Rate Scenario	As of March 31, 2019	As of December 31, 2018
+100 basis points	1.4%	3.0%
-100 basis points	(1.8)%	(3.0)%

As of March 31, 2019, Farmer Mac's effective duration gap was negative 1.9 months, compared to negative 0.8 months as of December 31, 2018.  During first quarter 2019, interest rates decreased significantly. This rate movement reduced the duration of Farmer Mac's assets relative to its liabilities, thereby widening Farmer Mac's duration gap.

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

As of March 31, 2019, Farmer Mac had $11.8 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to thirty years, of which $4.8 billion were pay-fixed interest rate swaps, $5.0 billion were receive-fixed interest rate swaps, and $2.0 billion were basis swaps.

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

As discussed in Note 4 to the consolidated financial statements, all financial derivatives are recorded on the balance sheet at fair value as derivative assets or as derivative liabilities. Changes in the fair values of financial derivatives are reported in "Losses on financial derivatives" in the consolidated statements of operations. For financial derivatives designated in fair value hedge accounting relationships, changes in the fair values of the hedged items, primarily fixed rate AgVantage securities and fixed rate medium-term notes, related to the risk being hedged are reported in "Net interest income" in the consolidated statements of operations. Interest accruals on derivatives designated in fair value hedge relationships are also recorded in "Net interest income" in the consolidated statements of operations. For financial derivatives designated in cash flow hedge accounting relationships, the unrealized gain or loss on the derivative is recorded in other comprehensive income. Because the hedging instrument is an interest rate swap and the hedged forecasted transactions are future interest payments on variable rate debt, amounts recorded in accumulated other comprehensive income are reclassified to "Total interest expense" in conjunction with the recognition of interest expense on the debt. All of Farmer Mac's financial derivatives transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty. As of March 31, 2019, Farmer Mac had $0.2 million of uncollateralized net exposures to four counterparties. As of December 31, 2018, Farmer Mac had uncollateralized net exposures of $1.4 million to three counterparties.

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

To mitigate this basis risk, Farmer Mac seeks to issue debt of sufficient maturity to reduce the frequency of required refinancing of that debt over the life of the associated asset. As of March 31, 2019, Farmer Mac held $6.1 billion of floating rate assets in its lines of business and its investment portfolio that reset based on floating rate market indexes, primarily one-month and three-month LIBOR. As of the same date, Farmer Mac also had $4.8 billion of interest rate swaps outstanding where Farmer Mac pays a fixed rate of interest and receives a floating rate of interest.

Farmer Mac's short-term funding costs relative to LIBOR have varied throughout 2018. For the first half of the year, funding costs relative to LIBOR were at levels generally more favorable than Farmer Mac’s historical experience. During first quarter 2019, these levels had deteriorated to levels less favorable than Farmer Mac's historical experience. Farmer Mac adjusts its funding strategies to mitigate the effects of this variability from time to time and seeks to maintain an effective funding cost.

Discontinuation of LIBOR

As described in "Risk Factors—Market Risk," Farmer Mac faces risks associated with the reform, replacement, or discontinuation of the LIBOR benchmark interest rate and the transition to an alternative benchmark interest rate. We are currently evaluating the potential effect on our business of the replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as a dominant replacement. As of March 31, 2019, Farmer Mac held $5.1 billion of floating rate assets in its lines of business and its investment portfolio, $3.7 billion rate debt, and $11.7 billion notional amount of interest rate swaps, each of which reset based on LIBOR. The market transition away from LIBOR and towards SOFR, or any other alternative benchmark interest rate that may be developed, is expected to be complicated and require significant work, possibly requiring the development of term and credit adjustments to accommodate for differences between the benchmark interest rates. The transition may also result in different financial performance for previously booked transactions, require different hedging strategies, or require renegotiation of previously booked transactions. In first quarter 2019, we issued our first SOFR-based medium-term note, which was an $80.0 million one-year note.

Liquidity and Capital Resources

Farmer Mac's primary sources of funds to meet its liquidity and funding needs are the proceeds of its debt issuances, guarantee and commitment fees, net effective spread, loan repayments, and maturities of

AgVantage securities. Farmer Mac regularly accesses the capital markets for funding, and Farmer Mac has maintained access to the capital markets at favorable rates throughout 2018 and 2019. Farmer Mac funds its purchases of eligible loan assets, USDA Securities, Farmer Mac Guaranteed Securities, and investment assets and finances its operations primarily by issuing debt obligations of various maturities in the public capital markets. As of March 31, 2019, Farmer Mac had outstanding discount notes of $1.8 billion, medium-term notes that mature within one year of $6.8 billion, and medium-term notes that mature after one year of $8.7 billion. Farmer Mac's board of directors has authorized the issuance of up to $20.0 billion of discount notes and medium-term notes (of which $17.3 billion was outstanding as of March 31, 2019).

Assuming continued access to the capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac also has a liquidity contingency plan to manage unanticipated disruptions in its access to the capital markets. That plan involves borrowing through repurchase agreement arrangements and the sale of liquid assets. Farmer Mac must maintain a minimum of 90 days of liquidity under the Liquidity and Investment Regulations. Under the methodology for calculating available days of liquidity prescribed by those regulations, Farmer Mac maintained an average of 194 days of liquidity during first quarter 2019 and had 175 days of liquidity as of March 31, 2019.

Farmer Mac maintains cash, cash equivalents (including U.S. Treasury securities and other short-term money market instruments), and other investment securities that can be drawn upon for liquidity needs.  The following table presents these assets as of March 31, 2019 and December 31, 2018:

Table 21

	As of March 31, 2019	As of December 31, 2018
	(in thousands)
Cash and cash equivalents	$376,122	$425,256
Investment securities:
Guaranteed by U.S. Government and its agencies	1,431,914	1,216,911
Guaranteed by GSEs	1,038,743	1,013,281
Asset-backed securities	32,353	32,692
Total	$2,879,132	$2,688,140

Capital Requirements. Farmer Mac is subject to the following statutory capital requirements – minimum, critical, and risk-based. Farmer Mac must comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of March 31, 2019, Farmer Mac was in compliance with its statutory capital requirements and was classified as within "level I" (the highest compliance level).

In accordance with FCA's rule on capital planning, Farmer Mac's board of directors has adopted a policy for maintaining a sufficient level of "Tier 1" capital (consisting of retained earnings, paid-in capital, common stock, and qualifying preferred stock). That policy restricts Tier 1-eligible dividends and any discretionary bonus payments if Tier 1 capital falls below specified thresholds. As of March 31, 2019 and December 31, 2018, Farmer Mac's Tier 1 capital ratio was 13.2% and 13.4%, respectively, as growth in risk-weighted assets outpaced capital growth during first quarter 2019.  As of March 31, 2019, Farmer Mac was in compliance with its capital adequacy policy.

For more information about the capital requirements applicable to Farmer Mac, its capital adequacy policy, and FCA's rule on capital planning, see Note 9 to the consolidated financial statements and

"Business—Government Regulation of Farmer Mac—Capital Standards" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 21, 2019 for more information on the capital requirements applicable to Farmer Mac.

Regulatory Matters

The Agricultural Improvement Act of 2018, known as the "Farm Bill," was signed into law on December 20, 2018 and contains provisions that affect or may affect Farmer Mac, as discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters" in Farmer Mac's Annual Report on Form 10-K for the fiscal period ended December 31, 2018 filed with the SEC on February 21, 2019. The Farm Bill requires FCA to prepare a study with two components related to Farmer Mac: (1) an assessment of the feasibility of an increase to the acreage limitation applicable to Farmer Mac's maximum loan size that includes FCA's opinion on alternatives other than the current acreage limitation to adequately address any safety and soundness issues; and (2) an analysis and comparison of the financial risks inherent in loans made, held, securitized, or purchased by Farm Credit System banks and associations and Farmer Mac, and how those risks are required to be capitalized under statutes and regulations currently in effect. As of the date of this report, FCA had not yet submitted its study to Congress. We will continue to monitor any developments that could affect Farmer Mac as a result of the completion of the study, which is due by June 18, 2019.

Other Matters

Common Stock Dividends. For first quarter 2019, Farmer Mac paid a quarterly dividend of $0.70 per share on all classes of its common stock. For each quarter in 2018, Farmer Mac paid a quarterly dividend of $0.58 per share on all classes of its common stock. Farmer Mac's ability to declare and pay dividends on common stock could be restricted if it fails to comply with applicable capital requirements. See "Business—Government Regulation of Farmer Mac—Capital Standards—Enforcement Levels" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 21, 2019.

Preferred Stock Dividends. For first quarter 2019 and for each quarter of 2018, Farmer Mac paid the following quarterly dividends on its outstanding preferred stock:

•	$0.3672 per share on its 5.875% Non-Cumulative Preferred Stock, Series A;

•	$0.4297 per share on its 6.875% Non-Cumulative Preferred Stock, Series B; and

•	$0.3750 per share on its 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C.

Supplemental Information

The following tables present quarterly and annual information about new business volume, repayments, and outstanding business volume:

Table 22

New Business Volume
	Farm & Ranch		USDA Guarantees	Rural Utilities		Institutional Credit
	Loans	LTSPCs	USDA Securities	Loans	LTSPCs	AgVantage	Total
	(in thousands)
For the quarter ended:
March 31, 2019	$203,156	$91,215	$57,223	$546,198	$—	$825,417	$1,723,209
December 31, 2018	285,008	80,840	90,297	3,000	—	585,814	1,044,959
September 30, 2018	192,628	64,100	116,339	—	—	1,085,953	1,459,020
June 30, 2018	224,101	126,066	129,960	—	—	825,203	1,305,330
March 31, 2018	259,111	159,065	123,525	8,645	—	813,337	1,363,683
December 31, 2017	204,917	282,809	100,024	15,000	—	234,753	837,503
September 30, 2017	298,274	102,774	131,298	70,000	—	290,995	893,341
June 30, 2017	312,217	55,899	169,261	25,000	—	1,296,757	1,859,134
March 31, 2017	314,137	113,261	131,101	27,341	—	561,407	1,147,247

For the year ended:
December 31, 2018	960,848	430,071	460,121	11,645	—	3,310,307	5,172,992
December 31, 2017	1,129,545	554,743	531,684	137,341	—	2,383,912	4,737,225

Table 23

Repayments of Assets by Line of Business
	Farm & Ranch			USDA Guarantees	Rural Utilities		Institutional Credit
	Loans	Guaranteed Securities	LTSPCs	USDA Securities	Loans	LTSPCs	AgVantage	Total
	(in thousands)
For the quarter ended:
Scheduled	$112,973	$5,843	$74,054	$41,266	$31,492	$7,660	$470,812	$744,100
Unscheduled	67,608	1,798	50,482	46,798	24,448	—	5,587	196,721
March 31, 2019	$180,581	$7,641	$124,536	$88,064	$55,940	$7,660	$476,399	$940,821

Scheduled	$36,006	$8,331	$35,682	$24,793	$6,321	$16,062	$568,277	$695,472
Unscheduled	56,299	9,257	33,319	21,135	20,538	—	—	140,548
December 31, 2018	$92,305	$17,588	$69,001	$45,928	$26,859	$16,062	$568,277	$836,020

Scheduled	$73,476	$5,677	$21,742	$28,135	$25,640	$8,286	$1,102,798	$1,265,754
Unscheduled	77,492	4,562	47,159	35,068	3,476	—	9,760	177,517
September 30, 2018	$150,968	$10,239	$68,901	$63,203	$29,116	$8,286	$1,112,558	$1,443,271

Scheduled	$33,075	$8,391	$31,067	$36,983	$353	$8,699	$759,223	$877,791
Unscheduled	86,426	8,273	69,539	66,601	51,306	—	—	282,145
June 30, 2018	$119,501	$16,664	$100,606	$103,584	$51,659	$8,699	$759,223	$1,159,936

Scheduled	$110,733	$14,085	$70,057	$40,811	$26,507	$—	$392,310	$654,503
Unscheduled	73,502	4,929	81,204	43,189	14,952	120,022	—	337,798
March 31, 2018	$184,235	$19,014	$151,261	$84,000	$41,459	$120,022	$392,310	$992,301

Scheduled	$25,848	$14,371	$36,806	$22,381	$315	$13,621	$231,717	$345,059
Unscheduled	49,229	6,941	43,975	24,385	4,876	—	—	129,406
December 31, 2017	$75,077	$21,312	$80,781	$46,766	$5,191	$13,621	$231,717	$474,465

Scheduled	$61,961	$6,735	$21,409	$24,163	$27,191	$39,816	$100,571	$281,846
Unscheduled	49,894	5,861	124,676	45,192	457	—	—	226,080
September 30, 2017	$111,855	$12,596	$146,085	$69,355	$27,648	$39,816	$100,571	$507,926

Scheduled	$21,687	$9,116	$41,821	$35,169	$—	$9,885	$1,166,922	$1,284,600
Unscheduled	51,442	10,737	47,262	46,776	—	—	4,000	160,217
June 30, 2017	$73,129	$19,853	$89,083	$81,945	$—	$9,885	$1,170,922	$1,444,817

Scheduled	$70,394	$16,184	$48,375	$36,322	$26,909	$8,934	$161,451	$368,569
Unscheduled	114,811	11,985	64,486	39,457	814	—	102,059	333,612
March 31, 2017	$185,205	$28,169	$112,861	$75,779	$27,723	$8,934	$263,510	$702,181

For the year ended:
Scheduled	$253,290	$36,484	$158,548	$130,722	$58,821	$33,047	$2,822,608	$3,493,520
Unscheduled	293,719	27,021	231,221	165,993	90,272	120,022	9,760	938,008
December 31, 2018	$547,009	$63,505	$389,769	$296,715	$149,093	$153,069	$2,832,368	$4,431,528

Scheduled	$179,890	$46,406	$148,411	$118,035	$54,415	$72,256	$1,660,661	$2,280,074
Unscheduled	265,376	35,524	280,399	155,810	6,147	—	106,059	849,315
December 31, 2017	$445,266	$81,930	$428,810	$273,845	$60,562	$72,256	$1,766,720	$3,129,389

Table 24

Lines of Business - Outstanding Business Volume
	Farm & Ranch			USDA Guarantees	Rural Utilities		Institutional Credit
	Loans	Guaranteed Securities	LTSPCs	USDA Securities	Loans	LTSPCs	AgVantage	Total
	(in thousands)
As of:
March 31, 2019	$4,610,897	$128,221	$2,476,467	$2,484,779	$1,429,101	$645,613	$8,731,835	$20,506,913
December 31, 2018	4,588,322	135,862	2,509,787	2,515,620	938,843	653,273	8,382,817	19,724,524
September 30, 2018	4,420,619	287,594	2,363,805	2,471,251	962,702	669,335	8,365,280	19,540,586
June 30, 2018	4,378,958	297,833	2,368,606	2,418,115	991,819	677,621	8,391,885	19,524,837
March 31, 2018	4,274,359	314,497	2,343,146	2,391,739	1,043,477	686,320	8,325,905	19,379,443
December 31, 2017	4,198,733	333,511	2,335,342	2,352,214	1,076,291	806,342	7,904,878	19,007,311
September 30, 2017	4,068,893	354,823	2,133,314	2,298,956	1,066,482	819,963	7,901,842	18,644,273
June 30, 2017	3,882,474	367,419	2,176,625	2,237,013	1,024,130	859,779	7,711,418	18,258,858
March 31, 2017	3,643,386	387,272	2,209,809	2,149,697	999,130	869,664	7,585,583	17,844,541

Table 25

On-Balance Sheet Outstanding Business Volume
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
March 31, 2019	$9,206,082	$2,720,639	$4,643,506	$16,570,227
December 31, 2018	8,325,347	2,717,505	4,705,169	15,748,021
September 30, 2018	7,945,007	2,629,612	4,986,987	15,561,606
June 30, 2018	7,551,149	2,594,399	5,398,021	15,543,569
March 31, 2018	7,507,581	2,498,985	5,432,923	15,439,489
December 31, 2017	7,158,014	2,499,203	5,309,126	14,966,343
September 30, 2017	6,921,477	2,447,923	5,426,757	14,796,157
June 30, 2017	6,722,463	2,406,120	5,226,982	14,355,565
March 31, 2017	5,373,283	2,330,819	5,255,146	12,959,248

The following table presents the quarterly net effective spread (a non-GAAP measure) by segment:

Table 26

	Net Effective Spread by Line of Business
	Farm & Ranch		USDA Guarantees		Rural Utilities		Institutional Credit		Corporate		Net Effective Spread
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
For the quarter ended:
March 31, 2019(1)	$12,737	1.70%	$3,964	0.74%	$3,233	1.12%	$16,373	0.79%	$2,494	0.35%	$38,801	0.89%
December 31, 2018	13,288	1.79%	4,630	0.85%	2,833	1.19%	15,751	0.80%	2,353	0.36%	38,855	0.93%
September 30, 2018	13,887	1.91%	4,627	0.86%	2,877	1.18%	15,642	0.78%	2,044	0.30%	39,077	0.93%
June 30, 2018	13,347	1.86%	4,398	0.83%	2,923	1.15%	15,220	0.76%	274	0.04%	36,162	0.86%
March 31, 2018(1)	12,540	1.80%	4,400	0.82%	2,950	1.12%	14,824	0.78%	2,387	0.36%	37,101	0.91%
December 31, 2017	12,396	1.80%	4,979	0.93%	3,057	1.14%	14,800	0.78%	2,235	0.35%	37,467	0.93%
September 30, 2017	11,303	1.73%	4,728	0.90%	2,765	1.07%	14,455	0.78%	2,725	0.41%	35,976	0.91%
June 30, 2017	11,158	1.77%	4,551	0.87%	2,669	1.06%	14,467	0.81%	2,489	0.36%	35,334	0.91%
March 31, 2017	10,511	1.77%	4,561	0.89%	2,568	1.04%	12,615	0.82%	2,271	0.32%	32,526	0.90%

(1)
See Note 9 to the consolidated financial statements for a reconciliation of GAAP net interest income by line of business to net effective spread by line of business for the three months ended March 31, 2019 and 2018.

The following table presents quarterly core earnings (a non-GAAP measure) reconciled to net income attributable to common stockholders:

Table 27

Core Earnings by Quarter End
	March 2019	December 2018	September 2018	June 2018	March 2018	December 2017	September 2017	June 2017	March 2017

Revenues:
Net effective spread	$38,801	$38,855	$39,077	$36,162	$37,101	$37,467	$35,976	$35,334	$32,526
Guarantee and commitment fees	5,419	5,309	5,170	5,171	5,083	5,157	4,935	4,942	5,316
Other	509	(129)	110	111	428	69	274	107	485
Total revenues	44,729	44,035	44,357	41,444	42,612	42,693	41,185	40,383	38,327

Credit related (income)/expense:
(Release of)/provision for losses	(393)	166	(3)	582	(410)	464	384	466	444
REO operating expenses	—	—	—	—	16	—	—	23	—
Losses/(gains) on sale of REO	—	—	41	(34)	—	(964)	(32)	(757)	5
Total credit related (income)/expense	(393)	166	38	548	(394)	(500)	352	(268)	449

Operating expenses:
Compensation and employee benefits	7,606	7,167	6,777	6,936	6,654	5,247	5,987	6,682	6,317
General and administrative	4,596	5,829	4,350	5,202	4,326	4,348	3,890	3,921	3,800
Regulatory fees	688	687	625	625	625	625	625	625	625
Total operating expenses	12,890	13,683	11,752	12,763	11,605	10,220	10,502	11,228	10,742

Net earnings	32,232	30,186	32,567	28,133	31,401	32,973	30,331	29,423	27,136
Income tax expense	6,715	6,431	6,891	5,477	6,259	11,796	10,268	10,307	8,844
Net loss attributable to non-controlling interest(1)	—	—	—	—	—	—	—	(150)	(15)
Preferred stock dividends	3,296	3,296	3,295	3,296	3,295	3,296	3,295	3,296	3,295
Core earnings	$22,221	$20,459	$22,381	$19,360	$21,847	$17,881	$16,768	$15,970	$15,012

Reconciling items:
Gains/(losses) on undesignated financial derivatives due to fair value changes	2,240	(96)	3,625	6,709	(2,279)	(261)	995	801	8,683
(Losses)/gains on hedging activities due to fair value changes	(2,817)	(853)	1,051	1,687	2,564	(3)	1,742	1,420	(3,878)
Unrealized gains/(losses) on trading assets	44	57	(3)	11	16	60	—	(2)	(82)
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	(16)	67	(38)	196	(686)	(129)	(954)	(117)	(127)
Net effects of terminations or net settlements on financial derivatives	110	(312)	546	232	1,242	632	862	232	948
Re-measurement of net deferred tax asset due to enactment of new tax legislation	—	—	—	—	—	(1,365)	—	—	—
Income tax effect related to reconciling items	92	238	(1,088)	(1,855)	(180)	(105)	(926)	(816)	(1,941)
Net income attributable to common stockholders	$21,874	$19,560	$26,474	$26,340	$22,524	$16,710	$18,487	$17,488	$18,615

(1)	As of May 1, 2017, Farmer Mac transferred its entire 65% ownership interest in AgVisory back to the limited liability company.

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

Item 4.    Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (the “Exchange Act”), including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Farmer Mac's management on a timely basis to allow decisions about required disclosure. Management, including Farmer Mac's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Farmer Mac's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2019.

Farmer Mac carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Farmer Mac's disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

PART II

Item 1.        Legal Proceedings

None.

Item 1A.    Risk Factors

There were no material changes from the risk factors previously disclosed in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 21, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Farmer Mac is a federally chartered instrumentality of the United States whose debt and equity securities are exempt from registration under Section 3(a)(2) of the Securities Act of 1933. During first quarter 2019, the following transactions occurred related to Farmer Mac's equity securities that were not registered under the Securities Act of 1933 and were not otherwise reported on a Current Report on Form 8-K:

Class C Non-Voting Common Stock. Under Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C Non-Voting Common Stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 60 shares of its Class C Non-Voting Common Stock on January 7, 2019 to the three directors who elected to receive stock in lieu of their cash retainers. Farmer Mac calculated the number of shares issued to the directors based on a price of $60.44 per share, which was the closing price of the Class C Non-Voting Common Stock on December 31, 2018 (the last trading day of the year) as reported by the New York Stock Exchange.

(b)	Not applicable.

(c)	None.

Item 3. Defaults Upon Senior Securities

(a) None.

(b) None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

Item 6.        Exhibits

*	3.1	—	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Agricultural Improvement Act of 2018 (Previously filed as Exhibit 3.1 to Form 10-K filed February 21, 2019).
*	3.2	—	Amended and Restated By-Laws of the Registrant (Previously filed as Exhibit 3.1 to Form 8-K filed August 2, 2018).
*	4.1	—	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Previously filed as Exhibit 4.1 to Form 10-Q filed May 15, 2003).
*	4.2	—	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Previously filed as Exhibit 4.2 to Form 10-Q filed May 15, 2003).
*	4.3	—	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Previously filed as Exhibit 4.3 to Form 10-Q filed May 15, 2003).
*	4.4	—	Specimen Certificate for 5.875% Non-Cumulative Preferred Stock, Series A (Previously filed as Exhibit 4.4.1 to Form 10-Q filed May 9, 2013).
*	4.4.1	—	Certificate of Designation of Terms and Conditions of 5.875% Non-Cumulative Preferred Stock, Series A (Previously filed as Exhibit 4.1 to Form 8-A filed January 17, 2013).
*	4.5	—	Specimen Certificate for 6.875% Non-Cumulative Preferred Stock, Series B (Previously filed as Exhibit 4.5 to Form 10-Q filed May 12, 2014).
*	4.5.1	—	Certificate of Designation of Terms and Conditions of 6.875% Non-Cumulative Preferred Stock, Series B (Previously filed as Exhibit 4.1 to Form 8-A filed March 25, 2014).
*	4.6	—	Specimen Certificate for 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.6 to Form 10-Q filed August 11, 2014).
*	4.6.1	—	Certificate of Designation of Terms and Conditions of 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.1 to Form 8-A filed June 20, 2014).
*	10.1	—
Master Non-Recourse Loan Participation Agreement between CoBank, ACB, CoBank, FCB, and the Registrant, dated as of February 13, 2019 (Previously filed as Exhibit 10.1 to Form 8-K filed February 20, 2019).

*	10.2	—	Loan Participation Servicing Agreement between CoBank, ACB and the Registrant, dated as of February 13, 2019 (Previously filed as Exhibit 10.2 to Form 8-K filed February 20, 2019).
**	31.1	—
Certification of Registrant's principal executive officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Registrant's principal executive officer and principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the indicated prior filing.
**	Filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Bradford T. Nordholm		May 2, 2019
By:	Bradford T. Nordholm	Date
President and Chief Executive Officer
(Principal Executive Officer)

/s/ R. Dale Lynch		May 2, 2019
By:	R. Dale Lynch	Date
Executive Vice President – Chief Financial Officer
(Principal Financial Officer)