Form 10-Q
period 2020-03-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2020-05-11
CIK 845877

As filed with the Securities and Exchange Commission on May 11, 2020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Yes         ☐                               No           ☒
As of April 30, 2020, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock, and 9,197,805 shares of Class C non-voting common stock.

PART I

Item 1.Financial Statements
FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of
	March 31, 2020	December 31, 2019
	(in thousands)
Assets:
Cash and cash equivalents	$1,231,585	$604,381
Investment securities:
Available-for-sale, at fair value (amortized cost of $2,959,694 and $2,961,430, respectively)	2,961,157	2,959,843
Held-to-maturity, at amortized cost	45,032	45,032
Total Investment Securities	3,006,189	3,004,875
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value (amortized cost of $7,273,303 and $7,016,971, respectively)	7,587,186	7,143,025
Held-to-maturity, at amortized cost	1,447,883	1,447,451
Total Farmer Mac Guaranteed Securities	9,035,069	8,590,476
USDA Securities:
Trading, at fair value	8,408	8,913
Held-to-maturity, at amortized cost	2,269,611	2,232,160
Total USDA Securities	2,278,019	2,241,073
Loans:
Loans held for investment, at amortized cost	5,789,391	5,390,977
Loans held for investment in consolidated trusts, at amortized cost	1,540,689	1,600,917
Allowance for losses	(14,856)	(10,454)
Total loans, net of allowance	7,315,224	6,981,440
Financial derivatives, at fair value	12,692	10,519
Interest receivable (includes $11,944 and $20,568, respectively, related to consolidated trusts)	154,836	199,195
Guarantee and commitment fees receivable	37,521	38,442
Deferred tax asset, net	47,842	16,510
Prepaid expenses and other assets	61,133	22,463
Total Assets	$23,180,110	$21,709,374

Liabilities and Equity:
Liabilities:
Notes payable	20,665,020	19,098,648
Debt securities of consolidated trusts held by third parties	1,549,527	1,616,504
Financial derivatives, at fair value	53,795	27,042
Accrued interest payable (includes $9,588 and $18,018, respectively, related to consolidated trusts)	104,380	106,959
Guarantee and commitment obligation	35,939	36,700
Accounts payable and accrued expenses	74,412	22,081
Reserve for losses	3,420	2,164
Total Liabilities	22,486,493	20,910,098
Commitments and Contingencies (Note 6)
Equity:
Preferred stock:
Series A, par value $25 per share, 2,400,000 shares authorized, issued and outstanding	58,333	58,333
Series C, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,382	73,382
Series D, par value $25 per share, 4,000,000 shares authorized, issued and outstanding	96,659	96,659
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,192,047 shares and 9,180,744 shares outstanding, respectively	9,192	9,181
Additional paid-in capital	120,412	119,304
Accumulated other comprehensive loss, net of tax	(121,437)	(16,161)
Retained earnings	455,545	457,047
Total Equity	693,617	799,276
Total Liabilities and Equity	$23,180,110	$21,709,374
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$17,741	$18,707
Farmer Mac Guaranteed Securities and USDA Securities	71,517	85,411
Loans	60,596	51,397
Total interest income	149,854	155,515
Total interest expense	108,542	114,916
Net interest income	41,312	40,599
(Provision for)/release of losses	(3,438)	264
Net interest income after (provision for)/release of losses	37,874	40,863
Non-interest (expense)/income:
Guarantee and commitment fees	3,196	3,513
Losses on financial derivatives	(9,298)	(360)
Gains on trading securities	106	44
Gains on sale of real estate owned	485	—
(Provision for)/release of reserve for losses	(393)	129
Other income	816	493
Non-interest (expense)/income	(5,088)	3,819
Operating expenses:
Compensation and employee benefits	10,127	7,606
General and administrative	5,363	4,596
Regulatory fees	725	688
Operating expenses	16,215	12,890
Income before income taxes	16,571	31,792
Income tax expense	3,741	6,622
Net income attributable to Farmer Mac	12,830	25,170
Preferred stock dividends	(3,431)	(3,296)
Net income attributable to common stockholders	$9,399	$21,874

Earnings per common share:
Basic earnings per common share	$0.88	$2.05
Diluted earnings per common share	$0.87	$2.03
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)
Net income	$12,830	$25,170
Other comprehensive income before taxes:
Net unrealized (losses)/gains on available-for-sale securities	(99,316)	3,241
Net changes in held-to-maturity securities	(5,688)	(2,262)
Net unrealized losses on cash flow hedges	(28,256)	(5,665)
Other comprehensive loss before tax	(133,260)	(4,686)
Income tax benefit related to other comprehensive loss	27,984	984
Other comprehensive loss net of tax	(105,276)	(3,702)
Comprehensive (loss)/income attributable to Farmer Mac	$(92,446)	$21,468
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
	(in thousands)
Balance as of December 31, 2018	8,400	$204,759	10,669	$10,669	$118,822	$24,956	$393,351	$752,557
Net income attributable to Farmer Mac	—	—	—	—	—	—	25,170	25,170
Other comprehensive loss, net of tax	—	—	—	—	—	(3,702)	—	(3,702)
Cash dividends:
Preferred stock	—	—	—	—	—	—	(3,296)	(3,296)
Common stock (cash dividend of $0.70 per share)	—	—	—	—	—	—	(7,470)	(7,470)
Issuance of Class C common stock	—	—	20	20	3	—	—	23
Stock-based compensation cost	—	—	—	—	724	—	—	724
Other stock-based award activity	—	—	—	—	(708)	—	—	(708)
Balance as of March 31, 2019	8,400	$204,759	10,689	$10,689	$118,841	$21,254	$407,755	$763,298

Balance as of December 31, 2019	9,400	$228,374	10,712	$10,712	$119,304	$(16,161)	$457,047	$799,276
Cumulative effect adjustment from adoption of current expected credit loss standard	—	—	—	—	—	—	(2,099)	(2,099)
Balance as of January 1, 2020	9,400	$228,374	10,712	$10,712	$119,304	$(16,161)	$454,948	$797,177
Net income attributable to Farmer Mac	—	—	—	—	—	—	12,830	12,830
Other comprehensive loss, net of tax	—	—	—	—	—	(105,276)	—	(105,276)
Cash dividends:
Preferred stock	—	—	—	—	—	—	(3,431)	(3,431)
Common stock (cash dividend of $0.80 per share)	—	—	—	—	—	—	(8,571)	(8,571)
Issuance of Class C common stock	—	—	15	15	19	—	—	34
Repurchase of Class C Common Stock	—	—	(4)	(4)	—	—	(231)	(235)
Stock-based compensation cost	—	—	—	—	1,293	—		1,293
Other stock-based award activity	—	—	—	—	(204)	—	—	(204)
Balance as of March 31, 2020	9,400	$228,374	10,723	$10,723	$120,412	$(121,437)	$455,545	$693,617
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)
Cash flows from operating activities:
Net income	$12,830	$25,170
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums, and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Securities	(177)	(2,204)
Amortization of debt premiums, discounts, and issuance costs	9,221	10,826
Net change in fair value of trading securities, hedged assets, and financial derivatives	(379,004)	(69,096)
Gain on sale of real estate owned	(485)	—
Total provision for/(release of) allowance for losses	3,831	(393)
Excess tax benefits related to stock-based awards	(508)	127
Deferred income taxes	(3,347)	2,902
Stock-based compensation expense	1,293	724
Proceeds from repayment of loans purchased as held for sale	20,674	18,671
Net change in:
Interest receivable	44,679	36,204
Guarantee and commitment fees receivable	160	58
Other assets	(39,783)	(5,674)
Accrued interest payable	(2,579)	(2,323)
Other liabilities	2,884	3,528
Net cash (used in)/provided by operating activities	(330,311)	18,520
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(704,306)	(473,326)
Purchases of Farmer Mac Guaranteed Securities and USDA Securities	(657,959)	(857,511)
Purchases of loans held for investment	(554,771)	(748,553)
Proceeds from repayment of available-for-sale investment securities	706,061	205,240
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Securities	408,103	554,340
Proceeds from repayment of loans purchased as held for investment	345,736	222,980
Proceeds from sale of Farmer Mac Guaranteed Securities	28,050	116,708
Proceeds from sale of real estate owned	2,191	—
Net cash used in investing activities	(426,895)	(980,122)
Cash flows from financing activities:
Proceeds from issuance of discount notes	17,783,348	12,773,401
Proceeds from issuance of medium-term notes	3,734,025	2,124,252
Payments to redeem discount notes	(17,387,222)	(12,597,517)
Payments to redeem medium-term notes	(2,633,565)	(1,311,954)
Payments to third parties on debt securities of consolidated trusts	(99,769)	(64,263)
Proceeds from common stock issuance	19	3
Tax payments related to share-based awards	(189)	(688)
Purchases of common stock	(235)	—
Dividends paid on common and preferred stock	(12,002)	(10,766)
Net cash provided by financing activities	1,384,410	912,468
Net change in cash and cash equivalents	627,204	(49,134)
Cash and cash equivalents at beginning of period	604,381	425,256
Cash and cash equivalents at end of period	$1,231,585	$376,122
Non-cash activity:
Loans acquired and securitized as Farmer Mac Guaranteed Securities	28,050	116,708
Consolidation of Farmer Mac Guaranteed Securities from off-balance sheet to loans held for investment in consolidated trusts and to debt securities of consolidated trusts held by third parties	28,050	97,780
Reclassification of defaulted loans from loans held for investment in consolidated trusts to loans held for investment	4,742	4,721
Maturity of investment security - not yet settled	—	(40,310)
Purchases of securities - traded, not yet settled	50,000	35,100
  The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim unaudited consolidated financial statements of the Federal Agricultural Mortgage Corporation ("Farmer Mac") and subsidiaries have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Farmer Mac and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted as permitted by SEC rules and regulations. The December 31, 2019 consolidated balance sheet presented in this report has been derived from Farmer Mac's audited 2019 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2019 consolidated financial statements of Farmer Mac and subsidiaries included in Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 25, 2020. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year. Presented below are Farmer Mac's significant accounting policies that contain updated information for the three months ended March 31, 2020.

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

The following tables present, by line of business, details about the consolidation of VIEs:

Table 1.1

	Consolidation of Variable Interest Entities
	As of March 31, 2020
	Farm & Ranch	USDA Guarantees	Corporate	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost	$1,540,689	$—	$—	$1,540,689
Debt securities of consolidated trusts held by third parties (1)	1,549,527	—	—	1,549,527
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value (2)	—	33,512	—	33,512
Maximum exposure to loss (3)	—	33,440	—	33,440
Investment securities:
Carrying value (4)	—	—	1,291,950	1,291,950
Maximum exposure to loss (3) (4)	—	—	1,302,410	1,302,410
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (3) (5)	97,302	370,903	—	468,205
(1)Includes borrower remittances of $8.8 million. The borrower remittances had not been passed through to third party investors as of March 31, 2020.
(2)Includes $0.1 million of unamortized premiums and discounts and fair value adjustments related to the USDA Guarantees line of business.
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

(a)Earnings Per Common Share

Basic earnings per common share ("EPS") is based on the daily weighted-average number of shares of common stock outstanding.  Diluted earnings per common share is based on the daily weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive stock appreciation rights ("SARs") and unvested restricted stock awards.  The following schedule reconciles basic and diluted EPS for the three months ended March 31, 2020 and 2019:

Table 1.2

	For the Three Months Ended
	March 31, 2020			March 31, 2019
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$9,399	10,712	$0.88	$21,874	10,670	$2.05
Effect of dilutive securities(1)
SARs and restricted stock	—	70	(0.01)	—	107	(0.02)
Diluted EPS	$9,399	10,782	$0.87	$21,874	10,777	$2.03
(1)For the three months ended March 31, 2020 and 2019, SARs and restricted stock of 87,148 and 56,976, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the three months ended March 31, 2020 and 2019, contingent shares of unvested restricted stock of 12,680 and 12,284, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.

(b)Comprehensive Income

Comprehensive income represents all changes in stockholders' equity except those resulting from investments by or distributions to stockholders, and is comprised of net income and unrealized gains and losses on available-for-sale securities, certain held-to-maturity securities transferred from the available-for-sale classification, and cash flow hedges, net of related taxes.

The following table presents the changes in accumulated other comprehensive income ("AOCI"), net of tax, by component for the three months ended March 31, 2020 and 2019:

Table 1.3

	As of March 31, 2020				As of March 31, 2019
	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$(43,397)	$32,845	$(5,609)	$(16,161)	$(25,360)	$43,443	$6,873	$24,956
Other comprehensive (loss)/income before reclassifications	(77,685)	—	(22,668)	(100,353)	3,318	—	(4,095)	(777)
Amounts reclassified from AOCI	(776)	(4,494)	347	(4,923)	(758)	(1,787)	(380)	(2,925)
Net comprehensive (loss)/income	(78,461)	(4,494)	(22,321)	(105,276)	2,560	(1,787)	(4,475)	(3,702)
Ending Balance	$(121,858)	$28,351	$(27,930)	$(121,437)	$(22,800)	$41,656	$2,398	$21,254

The following table presents other comprehensive income activity, the impact on net income of amounts reclassified from each component of AOCI, and the related tax impact for the three months ended March 31, 2020 and 2019:

Table 1.4

	For the Three Months Ended
	March 31, 2020			March 31, 2019
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive income:
Available-for-sale-securities:
Unrealized holding (losses)/gains on available-for-sale securities	$(98,334)	$(20,649)	$(77,685)	$4,200	$882	$3,318
Less reclassification adjustments included in:
Net interest income(1)	(969)	(203)	(766)	(953)	(200)	(753)
Other income(2)	(13)	(3)	(10)	(6)	(1)	(5)
Total	$(99,316)	$(20,855)	$(78,461)	$3,241	$681	$2,560
Held-to-maturity securities:
Less reclassification adjustments included in:
Net interest income(3)	(5,688)	(1,194)	(4,494)	(2,262)	(475)	(1,787)
Total	$(5,688)	$(1,194)	$(4,494)	$(2,262)	$(475)	$(1,787)
Cash flow hedges
Unrealized (losses)/gains on cash flow hedges	$(28,695)	$(6,027)	$(22,668)	$(5,184)	$(1,089)	$(4,095)
Less reclassification adjustments included in:
Net interest income(4)	439	92	347	(481)	(101)	(380)
Total	$(28,256)	$(5,935)	$(22,321)	$(5,665)	$(1,190)	$(4,475)
Other comprehensive (loss)/income	$(133,260)	$(27,984)	$(105,276)	$(4,686)	$(984)	$(3,702)
(1)Relates to the amortization of unrealized gains on hedged items prior to the application of fair value hedge accounting.
(2)Represents amortization of deferred gains related to certain available-for-sale USDA Securities and Farmer Mac Guaranteed USDA Securities.
(3)Relates to the amortization of unrealized gains or losses prior to the reclassification of these securities from available-for-sale to held-to-maturity. The amortization of unrealized gains or losses reported in AOCI for held-to-maturity securities will be offset by the amortization of the premium or discount created from the transfer into held-to-maturity securities, which occurred at fair value. These unrealized gains or losses will be recorded over the remaining life of the security with no impact on future net income.
(4)Relates to the recognition of unrealized gains and losses on cash flow hedges recorded in AOCI.

(c)Allowance for Losses and Reserve for Losses

On January 1, 2020, Farmer Mac adopted Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, ("CECL"). Under CECL, Farmer Mac's allowance for credit losses represents the difference between the carrying amount of the related financial instruments and the present value of their expected cash flows discounted at their effective interest rates, as of the respective balance sheet date. Under CECL, Farmer Mac's reserve for losses represents the difference between the outstanding amount of off-balance sheet credit exposures and the present value of their expected cash flows discounted at their effective interest rates.

Farmer Mac maintains an allowance for losses to cover current expected credit losses as of the balance sheet date for on-balance sheet investment securities, loans held for investment, and Farmer Mac Guaranteed Securities (collectively referred to as "allowance for losses"). Additionally, Farmer Mac maintains a reserve for losses to cover current expected credit losses as of the balance sheet date for off-balance sheet loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities (collectively referred to as "reserve for losses"). Both the allowance for losses and reserve for losses are based on historical information and reasonable and supportable forecasts.

Farmer Mac has never experienced a credit loss in its Rural Utilities line of business. Upon the adoption of CECL, Farmer Mac is now required to measure its expected credit losses for the expected life of all financial instruments, including its Rural Utilities loans. To estimate expected credit losses on these loans, Farmer Mac relies upon industry historical credit loss data from ratings agencies and publicly available information as disclosed in the securities filings of other major lenders who serve the utilities industry.

The allowance for losses increases through periodic provisions for loan losses that are charged against net interest income and the reserve for losses increases through provisions for losses that are charged to non-interest expense. Both the allowance for losses and reserve for losses are decreased by charge-offs for realized losses, net of recoveries.  Releases from the allowance for losses or reserve for losses occur when the estimate of expected credit losses as of the end of a period is less than the estimate at the beginning of the period.

The total allowance for losses consists of the allowance for losses and the reserve for losses.

Charge-offs

Farmer Mac records a charge-off against the allowance for losses principally when a loss has been confirmed through the receipt of assets, generally the underlying collateral, in full satisfaction of the loan. The loss equals the excess of the recorded investment in the loan over the fair value of the collateral less estimated selling costs.

Estimation Methodology

Farmer Mac bases its methodology for determining its current estimate of expected losses on a statistical model, which incorporates credit loss history and reasonable and supportable forecasts. Farmer Mac's estimation methodology is comprised of the following key components:
•An economic model for each of our portfolios, including Farm & Ranch, Rural Utilities, and Institutional Credit;
•A migration matrix for each portfolio that reasonably predicts the movement of each financial asset among various risk categories over the course of each asset's expected life. The migration matrix forms the basis for our estimate of the probability of default of each financial asset;
•A loss-given-default ("LGD") model that reasonably predicts the amount of loss that Farmer Mac would incur upon the default of each financial asset;
•An economic factor forecast that updates the migration matrix model and the LGD model with current assumptions for the economic indicators that Farmer Mac has determined are most correlated with or relevant to the performance of each portfolio of assets; including Gross Domestic Product ("GDP"), credit spreads, unemployment rates, land values, and commodity prices; and

•A discounted cash flow analysis, which relies upon each of the above model outputs, plus the contractual terms of each financial asset, and the effective interest rate of each financial asset.

Management evaluates these assumptions by considering many relevant factors, including:
•economic conditions;
•geographic and agricultural commodity/product concentrations in the portfolio;
•the credit profile of the portfolio, including risk ratings and financial metrics;
•delinquency trends of the portfolio;
•historical charge-off and recovery activities of the portfolio; and
•other factors to capture current portfolio trends and characteristics that differ from historical experience.

Management believes that its methodology produces a reasonable estimate of expected credit losses, as of the balance sheet date, for the expected life of all of its financial assets.

Allowance for Loss on Available-for-Sale (AFS) Securities

To measure current expected credit losses on impaired AFS securities, Farmer Mac first considers those impaired securities that: 1) Farmer Mac does not intend to sell, and 2) it is not more likely than not that Farmer Mac will be required to sell before recovering its amortized cost basis. In assessing whether a credit loss exists, Farmer Mac compares the present value, discounted at the security's effective interest rate, of cash flows expected to be collected from an impaired AFS debt security to its amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis of the impaired security, a credit loss exists and Farmer Mac records an allowance for loss for that credit loss. However, the amount of that allowance is limited by the amount that the security’s fair value is less than its amortized cost basis. Accrued interest receivable is recorded separately on the Consolidated Balance Sheet, and the allowance for credit losses excludes uncollectible accrued interest receivable.

Collateral Dependent Assets ("CDAs")

CDAs are loans, loans underlying LTSPCs, or off-balance sheet credit exposures in which the borrower is either in foreclosure or is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral by Farmer Mac. Farmer Mac estimates the current expected credit loss on CDAs based upon the appraised value of the collateral, the costs to sell it, and any applicable credit protection such as a guarantee.

(d)New Accounting Standards

Recently Adopted Accounting Guidance

Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	This Update required entities to measure all expected credit losses for financial assets held at amortized cost at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts, as well as requiring entities to use forward-looking information to form their credit loss estimates.	January 1, 2020	In first quarter 2020 Farmer Mac adopted the new guidance. The cumulative-effect adjustment to retained earnings as of January 1, 2020 reflected application of the new guidance and did not have a material effect on Farmer Mac's financial position, results of operations, or cash flows. For more information on the transition adjustment see Table 1.5 below.
ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities	The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium by requiring the premium to be amortized to the earliest call date. There is no required accounting change for securities held at a discount in this Update.	January 1, 2020	The adoption of this Update did not have a material effect on Farmer Mac's financial position, results of operations, or cash flows.
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurements, including the consideration of costs and benefits. Certain disclosure requirements were either removed, modified, or added.	January 1, 2020	The adoption of this Update did not have a material effect on Farmer Mac's financial position, results of operations, or cash flows.

The following table presents the impact of adopting CECL on January 1, 2020 on our allowance and retained earnings:

Table 1.5

	December 31, 2019	Transition Adjustment	January 1, 2020
	(in thousands)
Allowance:
Farm & Ranch:
Loans	$10,454	$(3,909)	$6,545
Long-term standby purchase commitments and guarantees	2,164	(148)	2,016
Rural Utilities:
Loans	—	5,378	5,378
Long-term standby purchase commitments	—	1,011	1,011
Farmer Mac Guaranteed Securities:
AgVantage	—	315	315
Investment Securities	—	9	9
Total Allowance	$12,618	$2,656	$15,274

Retained Earnings	$457,047	$(2,099)	$454,948

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Consolidated Financial Statements

Standard	Description	Date of Planned Adoption	Effect on Consolidated Financial Statements
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The amendments in this Update provide optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. They provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.	The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022.	Farmer Mac is currently evaluating the impact of the discontinuation of LIBOR on the consolidated financial statements and the applicability of the optional guidance provided by this ASU.

(e)Reclassifications

Certain reclassifications of prior period information were made to conform to the current period presentation.

2.INVESTMENT SECURITIES

The following tables set forth information about Farmer Mac's investment securities as of March 31, 2020 and December 31, 2019:

Table 2.1

	As of March 31, 2020
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost(1)	Allowance for losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,700	$—	$19,700	$(24)	$—	$(2,955)	$16,721
Floating rate asset-backed securities	10,521	—	10,521	—	—	(18)	10,503
Floating rate Government/GSE guaranteed mortgage-backed securities	1,783,998	295	1,784,293	—	4,985	(11,279)	1,777,999
Fixed rate GSE guaranteed mortgage-backed securities	306	—	306	—	29	—	335
Fixed rate U.S. Treasuries	1,140,465	4,409	1,144,874	—	10,725	—	1,155,599
Total available-for-sale	2,954,990	4,704	2,959,694	(24)	15,739	(14,252)	2,961,157
Held-to-maturity:
Floating rate Government/GSE guaranteed mortgage-backed securities(3)	45,032	—	45,032	—	131	—	45,163
Total investment securities	$3,000,022	$4,704	$3,004,726	$(24)	$15,870	$(14,252)	$3,006,320
(1)Amounts presented exclude $8.3 million of accrued interest receivable on investment securities as of March 31, 2020.
(2)Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in the consolidated statement of operations as a provision for losses. Amount excludes unrealized losses relating to non-credit factors.
(3)The held-to-maturity investment securities had a weighted average yield of 3.0% as of March 31, 2020.

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

Farmer Mac did not sell any securities from its available-for-sale investment portfolio during the three months ended March 31, 2020 and 2019.

As of March 31, 2020 and December 31, 2019, unrealized losses on available-for-sale investment securities were as follows:

Table 2.2

	As of March 31, 2020
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$16,721	$(2,955)
Floating rate asset-backed securities	2,544	(9)	7,959	(9)
Floating rate Government/GSE guaranteed mortgage-backed securities	871,617	(6,208)	411,651	(5,071)
Total	$874,161	$(6,217)	$436,331	$(8,035)

Number of securities in loss position		65		67

	As of December 31, 2019
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$18,912	$(788)
Floating rate asset-backed securities	2,583	(1)	8,502	(6)
Floating rate Government/GSE guaranteed mortgage-backed securities	841,993	(2,244)	436,621	(2,492)
Fixed rate U.S. Treasuries	35,107	(15)	—	—
Total	$879,683	$(2,260)	$464,035	$(3,286)

Number of securities in loss position		57		62

The unrealized losses presented above are principally due to a general widening of market spreads and changes in the levels of interest rates from the dates of acquisition to March 31, 2020 and December 31, 2019, as applicable. The resulting decrease in fair values reflects an increase in the perceived risk by the financial markets related to those securities. As of both March 31, 2020 and December 31, 2019, all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government or had credit ratings of at least "AA+."

Securities in unrealized loss positions for 12 months or longer have a fair value as of March 31, 2020 that is, on average, approximately 98.2% of their amortized cost basis. Farmer Mac believes that all of these unrealized losses are recoverable within a reasonable period of time by way of maturity or changes in credit spreads.

The amortized cost, fair value, and weighted-average yield of available-for-sale investment securities by remaining contractual maturity as of March 31, 2020 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 2.3

	As of March 31, 2020
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$1,013,044	$1,021,217	2.03%
Due after one year through five years	399,388	399,311	2.02%
Due after five years through ten years	808,042	804,652	2.03%
Due after ten years	739,220	735,977	1.91%
Total	$2,959,694	$2,961,157	2.00%

3.FARMER MAC GUARANTEED SECURITIES AND USDA SECURITIES

The following tables set forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities as of March 31, 2020 and December 31, 2019:

Table 3.1

	As of March 31, 2020
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost(1)	Allowance for losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$1,415,120	$(110)	$1,415,010	$(640)	$31,294	$—	$1,445,664
Farmer Mac Guaranteed USDA Securities	33,440	73	33,513	—	879	—	34,392
Total Farmer Mac Guaranteed Securities	1,448,560	(37)	1,448,523	(640)	32,173	—	1,480,056
USDA Securities	2,234,027	35,584	2,269,611	—	68,166	(1,637)	2,336,140
Total held-to-maturity	$3,682,587	$35,547	$3,718,134	$(640)	$100,339	$(1,637)	$3,816,196
Available-for-sale:
AgVantage	$7,273,414	$(111)	$7,273,303	$(166)	$378,974	$(64,925)	$7,587,186
Trading:
USDA Securities(3)	$7,835	$433	$8,268	$—	$149	$(9)	$8,408
(1)Amounts presented exclude $35.9 million, $40.6 million, and $0.2 million of accrued interest receivable on available-for-sale, held-to-maturity, and trading securities, respectively, as of March 31, 2020.
(2)Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in the statement of financial operations as a provision for losses. Amount excludes unrealized losses relating to non-credit factors.
(3)The trading USDA securities had a weighted average yield of 5.19% as of March 31, 2020.

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

As of March 31, 2020 and December 31, 2019, unrealized losses on held-to-maturity and available-for-sale on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities were as follows:

Table 3.2

	As of March 31, 2020
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
USDA Securities	$—	$—	$25,066	$(1,637)
Total held-to-maturity	$—	$—	$25,066	$(1,637)

Available-for-sale:
AgVantage	$244,823	$(540)	$830,797	$(64,385)

	As of December 31, 2019
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$—	$—	$301,836	$(164)
USDA Securities	—	—	27,089	(758)
Total held-to-maturity	$—	$—	$328,925	$(922)

Available-for-sale:
AgVantage	$225,239	$(2,203)	$1,394,802	$(33,059)

The unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to March 31, 2020 and December 31, 2019, as applicable. The unrealized losses on the held-to-maturity USDA Securities as of both March 31, 2020 and December 31, 2019 reflect their increased cost basis resulting from their transfer to held-to-maturity as of October 1, 2016.

The credit exposure related to Farmer Mac's USDA Guarantees line of business is covered by the full faith and credit guarantee of the United States.

The unrealized losses from AgVantage securities were on 9 and 17 available-for-sale securities as of March 31, 2020 and December 31, 2019, respectively. There were 0 and 4 held-to-maturity AgVantage securities with an unrealized loss as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, 6 and 13 available-for-sale AgVantage securities, respectively, had been in a loss position for more than 12 months.

During the three months ended March 31, 2020 and 2019, Farmer Mac had no sales of Farmer Mac Guaranteed Securities or USDA Securities and, therefore, Farmer Mac realized no gains or losses.

The amortized cost, fair value, and weighted-average yield of available-for-sale and held-to-maturity Farmer Mac Guaranteed Securities and USDA Securities by remaining contractual maturity as of March 31, 2020 are set forth below. The balances presented are based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 3.3

	As of March 31, 2020
	Available-for-Sale Securities
	Amortized Cost(1)	Fair Value(2)	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$1,202,779	$1,207,673	1.82%
Due after one year through five years	3,358,079	3,479,730	2.77%
Due after five years through ten years	1,181,538	1,259,191	2.86%
Due after ten years	1,530,907	1,640,758	3.10%
Total	$7,273,303	$7,587,352	2.70%
(1)Amounts presented exclude $35.9 million of accrued interest receivable.
(2)Amounts presented exclude $0.2 million related to the allowance for losses.

	As of March 31, 2020
	Held-to-Maturity Securities
	Amortized Cost(1)	Fair Value(2)	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$655,928	$660,512	2.57%
Due after one year through five years	840,702	869,401	3.27%
Due after five years through ten years	210,888	216,447	3.34%
Due after ten years	2,010,616	2,070,476	3.52%
Total	$3,718,134	$3,816,836	3.29%
(1)Amounts presented exclude $40.6 million of accrued interest receivable.
(2)Amounts presented exclude $0.6 million related to the allowance for losses.

4.FINANCIAL DERIVATIVES

Farmer Mac enters into financial derivative transactions to protect against risk from the effects of market price, or interest rate movements, on the value of certain assets, future cash flows, or debt issuance, and not for trading or speculative purposes.  For more information about Farmer Mac's financial derivatives, see Note 6 in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 25, 2020.

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements as of March 31, 2020 and December 31, 2019:

Table 4.1

	As of March 31, 2020
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Term (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$5,099,293	$4,339	$(6,583)	2.42%	1.54%		11.64
Receive fixed non-callable	2,201,500	1,303	(9,730)	1.66%	2.06%		2.22
Receive fixed callable	413,000	4,954	(26)	1.36%	1.95%		3.38
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	458,000	1,434	(11,391)	2.31%	1.22%		5.36
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	339,721	—	(22,683)	3.54%	1.69%		5.32
Receive fixed non-callable	3,111,639	—	—	1.17%	1.39%		1.01
Receive fixed callable	500,000	604	—	1.52%	1.75%		0.86
Basis swaps	2,850,000	58	(3,385)	1.49%	0.66%		0.91
Treasury futures	18,500		(114)			138.07
Credit valuation adjustment		—	117
Total financial derivatives	$14,991,653	$12,692	$(53,795)
Collateral (held)/pledged		(2,525)	225,404
Net amount		$10,167	$171,609

	As of December 31, 2019
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Term (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$4,955,686	$7,163	$(3,281)	2.47%	1.93%		11.26
Receive fixed non-callable	1,413,200	76	(5,329)	1.88%	2.13%		1.25
Receive fixed callable	524,000	476	(772)	1.52%	1.91%		2.83
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	428,000	1,882	(1,514)	2.36%	2.12%		5.43
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	342,745	7	(14,046)	3.55%	2.00%		5.51
Receive fixed non-callable	3,124,148	49	(1,637)	1.88%	2.06%		1.66
Receive fixed callable	525,000	79	(80)	1.64%	1.68%		0.83
Basis swaps	2,670,000	787	(395)	1.86%	1.76%		0.90
Treasury futures	39,400	—	(51)			128.29
Credit valuation adjustment		—	63
Total financial derivatives	$14,022,179	$10,519	$(27,042)
Collateral (held)/pledged		(2,685)	132,129
Net amount		$7,834	$105,087

As of March 31, 2020, Farmer Mac expects to reclassify $5.2 million after tax from accumulated other comprehensive income to earnings over the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges after March 31, 2020. During the three months ended March 31, 2020 and 2019, there were no gains or losses from interest rate swaps designated as cash flow hedges reclassified to earnings because it was probable that the originally forecasted transactions would occur.

The following table summarizes the net income/(expense) recognized in the consolidated statements of operations related to derivatives for the three months ended March 31, 2020 and 2019:

Table 4.2

	For the Three Months Ended March 31, 2020
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income			Non-Interest Income	Total
	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Losses on financial derivatives
	(in thousands)
Total amounts presented in the consolidated statement of operations	$71,517	$60,596	$(108,542)	$(9,298)	$14,273
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	(6,152)	(1,877)	1,634	—	(6,395)
Recognized on hedged items	31,826	8,677	(14,276)	—	26,227
Discount amortization recognized on hedged items	—	—	(180)	—	(180)
Income/(expense) related to interest settlements on fair value hedging relationships	$25,674	$6,800	$(12,822)	$—	$19,652

(Losses)/gains on fair value hedging relationships:
Recognized on derivatives	$(293,932)	$(145,906)	$58,934	$—	$(380,904)
Recognized on hedged items	290,379	145,409	(60,565)	—	375,223
(Losses)/gains on fair value hedging relationships	$(3,553)	$(497)	$(1,631)	$—	$(5,681)

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$(439)	$—	$(439)
Recognized on hedged items	—	—	(2,123)	—	(2,123)
Discount amortization recognized on hedged items	—	—	(1)	—	(1)
Expense recognized on cash flow hedges	$—	$—	$(2,563)	$—	$(2,563)

Losses on financial derivatives not designated in hedging relationships:
Losses on interest rate swaps	$—	$—	$—	$(6,550)	$(6,550)
Interest expense on interest rate swaps	—	—	—	(862)	(862)
Treasury futures	—	—	—	(1,886)	(1,886)
Losses on financial derivatives not designated in hedge relationships	$—	$—	$—	$(9,298)	$(9,298)

	For The Three Months Ended March 31, 2019
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income			Non-Interest Income	Total
	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Losses on financial derivatives
	(in thousands)
Total amounts presented in the consolidated statement of operations:	$85,411	$51,397	$(114,916)	$(360)	$21,532
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	1,550	(22)	(3,218)	—	(1,690)
Recognized on hedged items	24,565	4,555	(9,922)	—	19,198
Discount amortization recognized on hedged items	—	—	(149)	—	(149)
Income/(expense) related to interest settlements on fair value hedging relationships	$26,115	$4,533	$(13,289)	$—	$17,359

Gains/(losses) on fair value hedging relationships:
Recognized on derivatives	$(58,987)	$(20,082)	$8,978	$—	$(70,091)
Recognized on hedged items	59,352	16,237	(8,197)	—	67,392
Gains/(losses) on fair value hedging relationships	$365	$(3,845)	$781	$—	$(2,699)

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$481	$—	$481
Recognized on hedged items	—	—	(2,688)	—	(2,688)
Discount amortization recognized on hedged items	—	—	(1)	—	(1)
Expense recognized on cash flow hedges	$—	$—	$(2,208)	$—	$(2,208)

Losses on financial derivatives not designated in hedge relationships:
Gains on interest rate swaps	$—	$—	$—	$2,168	$2,168
Interest expense on interest rate swaps	—	—	—	(2,300)	(2,300)
Treasury futures	—	—	—	(228)	(228)
Losses on financial derivatives not designated in hedge relationships	$—	$—	$—	$(360)	$(360)

The following table shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships as of March 31, 2020 and December 31, 2019:

Table 4.3

	Hedged Items in Fair Value Relationship
	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments included in the Carrying Amount of the Hedged Assets/(Liabilities)
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
	(in thousands)
Farmer Mac Guaranteed Securities, Available-for-Sale, at fair value	$4,281,350	$4,092,611	$470,588	$180,215
Loans held for investment, at amortized cost	1,330,359	1,050,335	183,315	37,907
Notes Payable(1)	(2,680,981)	(2,761,052)	(68,045)	(7,433)
(1)Carrying amount represents amortized cost.

The following table shows Farmer Mac's credit exposure to interest rate swap counterparties as of March 31, 2020 and December 31, 2019:

Table 4.4

	March 31, 2020
	Gross Amount Recognized(1)	Counterparty Netting	Net Amount Presented in the Consolidated Balance Sheet
	(in thousands)
Assets:
Derivatives
Interest rate swap	$118,349	$116,517	$1,832
Liabilities:
Derivatives
Interest rate swap	$780,184	$776,764	$3,420
(1)Gross amount excludes netting arrangements and any adjustment for nonperformance risk, but includes accrued interest.

	December 31, 2019
	Gross Amount Recognized(1)	Counterparty Netting	Net Amount Presented in the Consolidated Balance Sheet
	(in thousands)
Assets:
Derivatives
Interest rate swaps	$56,139	$53,771	$2,368
Liabilities:
Derivatives
Interest rate swaps	$305,584	$291,326	$14,258
(1)Gross amount excludes netting arrangements and any adjustment for nonperformance risk, but includes accrued interest.

As of March 31, 2020, Farmer Mac held $2.5 million of cash and no investment securities as collateral for its derivatives in net asset positions, compared to $2.7 million of cash and no investment securities as collateral for its derivatives in net asset positions as of December 31, 2019.

Farmer Mac posted $19.3 million cash and $206.1 million of investment securities as of March 31, 2020 and posted $0.5 million cash and $131.7 million investment securities as of December 31, 2019.  Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets. Any investment securities posted as collateral are included in the investment securities balances on the consolidated balance sheets.  If Farmer Mac had breached certain provisions of the derivative contracts as of March 31, 2020 and December 31, 2019, it could have been required to settle its obligations under the agreements, but would not have been required to post additional collateral. As of March 31, 2020 and December 31, 2019, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

Of Farmer Mac's $15.0 billion notional amount of interest rate swaps outstanding as of March 31, 2020, $11.9 billion were cleared through the swap clearinghouse, the Chicago Mercantile Exchange ("CME"). Of Farmer Mac's $14.0 billion notional amount of interest rate swaps outstanding as of December 31, 2019, $11.0 billion were cleared through the CME. During first quarter 2020 and throughout 2019, the Company increased its use of non-cleared basis swaps as it began to prepare for the transition away from the use of LIBOR as a reference rate. For more information about interest rate swaps cleared through a clearinghouse, see Note 6 in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 25, 2020.

5.LOANS

Loans

Loans held for investment are recorded at the unpaid principal balance, net of unamortized premium or discount and other cost basis adjustments. The following table displays the composition of the loan balances as of March 31, 2020 and December 31, 2019:

Table 5.1

	As of March 31, 2020(1)			As of December 31, 2019(2)
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Farm & Ranch	$3,817,693	$1,540,689	$5,358,382	$3,675,640	$1,600,917	$5,276,557
Rural Utilities	1,789,726	—	1,789,726	1,671,293	—	1,671,293
Total unpaid principal balance(3)	5,607,419	1,540,689	7,148,108	5,346,933	1,600,917	6,947,850
Unamortized premiums, discounts, fair value hedge basis adjustment, and other cost basis adjustments	181,972	—	181,972	44,044	—	44,044
Total loans	5,789,391	1,540,689	7,330,080	5,390,977	1,600,917	6,991,894
Allowance for losses	(13,663)	(1,193)	(14,856)	(8,853)	(1,601)	(10,454)
Total loans, net of allowance	$5,775,728	$1,539,496	$7,315,224	$5,382,124	$1,599,316	$6,981,440
(1)Allowance for losses reflects the adoption of ASU 2016-13, "Financial Instruments - Credit Losses," in first quarter 2020.
(2)Prior to the adoption of ASU 2016-13, "Financial Instruments - Credit Losses," in first quarter 2020, Farmer Mac maintained an allowance for losses to cover estimated probable incurred losses on loans held.
(3)Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business.

Allowance for Losses

The following table is a summary, by asset type, of the allowance for losses as of March 31, 2020 and December 31, 2019:

Table 5.2

	March 31, 2020(1)	December 31, 2019(2)
	Allowance for Losses	Allowance for Losses
	(in thousands)
Loans:
Farm & Ranch	$7,353	$10,454
Rural Utilities	7,503	—
Total	$14,856	$10,454
(1)Allowance for losses reflects the adoption of ASU 2016-13, "Financial Instruments - Credit Losses," in first quarter 2020.
(2)Prior to the adoption of ASU 2016-13, "Financial Instruments - Credit Losses," in first quarter 2020, Farmer Mac maintained an allowance for loan losses to cover estimated probable incurred losses on loans held.

The following is a summary of the changes in the allowance for losses for the three month period ended March 31, 2020 and 2019:

Table 5.3

	For the Three Months Ended
	March 31, 2020(1)	March 31, 2019(2)
	Allowance for Losses	Allowance for Losses
	(in thousands)
Farm & Ranch:
Balance as of December 31,	$10,454	$7,017
Cumulative effect adjustment from adoption of current expected credit loss standard	(3,909)	—
Balance as of January 1,	6,545	7,017
Provision for/(release of) losses	$808	$(264)
Charge-offs	—	—
Ending Balance(3)	$7,353	$6,753

Rural Utilities:
Balance as of December 31,	$—	$—
Cumulative effect adjustment from adoption of current expected credit loss standard	5,378	—
Balance as of January 1,	5,378	—
Provision for/(release of) losses	$2,125	$—
Charge-offs	—	—
Ending Balance(4)	$7,503	$—
(1)Allowance for losses reflects the adoption of ASU 2016-13, "Financial Instruments - Credit Losses," in first quarter 2020.
(2)Prior to the adoption of ASU 2016-13, "Financial Instruments - Credit Losses," in first quarter 2020, Farmer Mac maintained an allowance for loan losses to cover estimated probable incurred losses on loans held.
(3)Allowance for losses includes $2.2 million for collateral dependent assets secured by commercial real estate.
(4)Allowance for losses includes no allowance for collateral dependent assets.

The cumulative transition adjustment decrease of $3.9 million in the Farm & Ranch portfolio was primarily driven by differences in the way that the two loss models measure the impact of low loan-to-value ratios in that portfolio. Under the previous accounting standard, the Company's estimated incurred loss model was based on historical weighted-average loss rates from realized losses within commodities and risk ratings. The historical weighted average loss rates were then applied to sub-portfolios, as disaggregated by commodity and risk rating, to calculate the general allowance. Under the CECL accounting standard, the Company's current expected credit losses are calculated individually based on the expected probability of default and the expected loss-given-default for each loan. The low loan-to-value ratios in the Farm & Ranch portfolio result in low individual losses-given-default. Thus, our expected credit losses as of January 1, 2020 were less than our estimate of incurred losses as of December 31, 2019.

The cumulative transition adjustment increase of $5.4 million in the Rural Utilities portfolio was primarily driven by the change from measuring incurred probable credit losses to measuring expected credit losses over the expected lives of these loans. The Company has never experienced a credit loss in its Rural Utilities portfolio. Additionally, these loans have strong credit ratings and performance, which supported the Company's estimate of no incurred credit losses under the previous accounting standard. Upon the adoption of CECL, the Company is now required to measure its expected credit losses for the entire expected life of all financial instruments, including its Rural Utilities loans. To estimate expected credit losses on these loans, the Company relies upon industry data from ratings agencies and publicly available information as disclosed in the securities filings of other major lenders who serve the utilities industry. Under the CECL accounting standard, the Company's loss allowance model for these loans is primarily impacted by the long-term maturities of the loans and their low probability of prepayment. In addition, the highly-specialized nature of power generation and transmission facilities results in significant losses given default even though the probability of default is low. Thus, the long-term expected lives of these loans combined with high losses given default result in an estimate of expected losses although we have never incurred a credit loss in this portfolio.

The provision to the allowance for loan losses recorded during first quarter 2020 was primarily due to the impact of updated economic factor forecasts, particularly higher credit spreads and expected higher unemployment, as a result of the COVID-19 pandemic and the resulting economic volatility. In addition, economic factor forecasts for lower commodity prices uniquely impacted the Farm & Ranch portfolio.

During first quarter 2019, the net release to the allowance for loan losses was primarily due to a decrease in Farm & Ranch outstanding business volume and lower specific allowance amounts on loans that Farmer Mac identified as impaired and individually evaluated. This was offset in part by a modest decline in credit quality during the first quarter of 2019. Farmer Mac recorded no charge-offs to its allowance for loan losses during first quarter 2019.

The following table presents the unpaid principal balances by delinquency status of Farmer Mac's loans and non-performing assets as of March 31, 2020:

Table 5.4

	As of March 31, 2020
	Accruing
	Current	30-59 Days	60-89 Days	90 Days and Greater(1)	Total Past Due	Nonaccrual loans(2)(3)	Total Loans
	(in thousands)
Loans:
Farm & Ranch	$5,206,313	$4,821	$3,024	$22,152	$29,997	$122,072	$5,358,382
Rural Utilities	1,789,726	—	—	—	—	—	1,789,726
Total	$6,996,039	$4,821	$3,024	$22,152	$29,997	$122,072	$7,148,108
(1)Includes loans in consolidated trusts with beneficial interests owned by third parties that are 90 days or more past due.
(2)Includes loans that are 90 days or more past due, in foreclosure, or in bankruptcy with at least one missed payment, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

(3)Includes $24.0 million of nonaccrual loans for which there was no associated allowance. During the three months ended March 31, 2020, Farmer Mac received $1.0 million in interest on nonaccrual loans.

The following tables present the unpaid principal balances of loans held and the related total allowance for losses by impairment method and commodity type as of December 31, 2019:

Table 5.5

	As of December 31, 2019
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment	$2,664,362	$1,161,900	$871,341	$356,920	$10,360	$4,597	$5,069,480
Individually evaluated for impairment	108,815	51,256	39,962	7,044	—	—	207,077
Total Farm & Ranch loans	$2,773,177	$1,213,156	$911,303	$363,964	$10,360	$4,597	$5,276,557
Allowance for Losses:
Collectively evaluated for impairment	$1,880	$1,362	$714	$249	$47	$4	$4,256
Individually evaluated for impairment	2,628	1,008	2,447	115	—	—	6,198
Total Farm & Ranch loans	$4,508	$2,370	$3,161	$364	$47	$4	$10,454

The following tables present by commodity type the unpaid principal balances, recorded investment, and specific allowance for losses related to impaired loans and the recorded investment in loans on nonaccrual status as of December 31, 2019:

Table 5.6

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

The following table presents by commodity type the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2019:

Table 5.7

	March 31, 2019
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
For the Three Months Ended:
Average recorded investment in impaired loans	$88,653	$40,495	$28,123	$7,730	$—	$65	$165,066
Income recognized on impaired loans	322	299	113	67	—	—	801

Net credit losses and 90-day delinquencies as of and for the periods indicated for loans held are presented in the table below.  As of December 31, 2019, there were no delinquencies and no probable losses inherent in Farmer Mac's Rural Utilities loan portfolio and Farmer Mac had not experienced credit losses on any Rural Utilities loans.

Table 5.8

	90-Day Delinquencies(1)	Net Credit Losses/(Recoveries)
	As of	For the Three Months Ended
	December 31, 2019	March 31, 2019
(in thousands)
Farm & Ranch loans	$57,719	$—
(1)Includes loans that are 90 days or more past due, in foreclosure, or in bankruptcy with at least one missed payment, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

Of the $57.7 million of on-balance sheet loans reported as 90-day delinquencies as of December 31, 2019, no loans were subject to "removal-of-account" provisions.

Rural Utilities

As of December 31, 2019, no allowance for losses had been provided for Farmer Mac's Rural Utilities line of business based on the performance of the loans in this line of business and the credit quality of the collateral supporting these loans, as well as Farmer Mac's counterparty risk analysis. As of December 31, 2019, there were no delinquencies or probable losses inherent in Farmer Mac's Rural Utilities loans held or underlying LTSPCs.

Credit Quality Indicators

The following tables present credit quality indicators related to Farm & Ranch loans and Rural Utilities loans held as of March 31, 2020, by year of origination:

Table 5.9

	As of March 31, 2020
	Year of Origination:
	2020	2019	2018	2017	2016	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Farm & Ranch:
Internally Assigned Risk Rating:
Acceptable	$286,971	$819,220	$588,761	$688,649	$555,678	$1,452,711	$468,114	$4,860,104
Special mention(1)	9,916	159,523	36,786	20,937	32,227	18,283	9,230	286,902
Substandard(2)	—	4,431	16,938	58,407	41,973	78,189	11,438	211,376
Total	$296,887	$983,174	$642,485	$767,993	$629,878	$1,549,183	$488,782	$5,358,382

Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—
Current period Farm & Ranch net charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
(1)Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.
(2)Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of March 31, 2020
	Year of Origination:
	2020	2019	2018	2017	2016	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Rural Utilities:
Internally Assigned Risk Rating:
Acceptable	$152,385	$836,763	$8,337	$92,568	$31,829	$662,830	$—	$1,784,712
Special mention(1)	—	—	—	—	—	—	—	—
Substandard(2)	—	—	—	—	—	5,014	—	5,014
Total	$152,385	$836,763	$8,337	$92,568	$31,829	$667,844	$—	$1,789,726

Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—
Current period Rural Utilities net charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
(1)Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.
(2)Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

The following table presents credit quality indicators related to Farm & Ranch loans held as of December 31, 2019:
Table 5.10

	As of December 31, 2019
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Internally Assigned Risk Rating(1)
Acceptable	$2,556,956	$1,050,160	$825,234	$343,329	$10,360	$4,597	$4,790,636
Special mention(2)	107,406	111,739	46,107	13,591	—	—	278,843
Substandard(3)	108,815	51,257	39,962	7,044	—	—	207,078
Total	$2,773,177	$1,213,156	$911,303	$363,964	$10,360	$4,597	$5,276,557

Commodity analysis of past due loans(1)	$21,167	$15,828	$19,354	$1,370	$—	$—	$57,719
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
6.GUARANTEES

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of March 31, 2020 and December 31, 2019, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans:

Table 6.1

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of March 31, 2020	As of December 31, 2019
	(in thousands)
Farm & Ranch:
Farmer Mac Guaranteed Securities	$97,302	$107,322
USDA Guarantees:
Farmer Mac Guaranteed USDA Securities	370,903	389,216
Institutional Credit:
AgVantage Securities	7,567	7,567
Total off-balance sheet Farmer Mac Guaranteed Securities	$475,772	$504,105

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  The following table summarizes the significant cash flows received from and paid to trusts used for Farmer Mac securitizations:

Table 6.2

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)
Proceeds from new securitizations	$28,050	$116,708
Guarantee fees received	466	442

Farmer Mac presents a liability for its obligation to stand ready under its guarantee in "Guarantee and commitment obligation" on the consolidated balance sheets.  The following table presents the liability and the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities:

Table 6.3

	As of March 31, 2020	As of December 31, 2019
(dollars in thousands)
Guarantee and commitment obligation	$2,080	$2,230
Weighted average remaining maturity:
Farmer Mac Guaranteed Securities	9.7 years	9.8 years
AgVantage Securities	4.7 years	5.0 years

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

Table 6.4

	As of March 31, 2020	As of December 31, 2019
	(dollars in thousands)
Guarantee and commitment obligation(1)	$33,859	$34,470
Maximum principal amount	2,951,595	3,002,349
Weighted-average remaining maturity	15.2 years	15.2 years
(1) Relates to LTSPCs issued or modified on or after January 1, 2003.

Reserve for Losses

The following table is a summary, by asset type, of the reserve for losses as of March 31, 2020 and December 31, 2019:

Table 6.5

	March 31, 2020(1)	December 31, 2019(2)
	Reserve for Losses	Reserve for Losses
	(in thousands)
Farm & Ranch:
LTSPCs and Farmer Mac Guaranteed Securities	$2,020	$2,164
Rural Utilities
LTSPCs	1,400	—
Total	$3,420	$2,164
(1)Reserve for losses reflects the adoption of ASU 2016-13, "Financial Instruments - Credit Losses," in first quarter 2020.
(2)Prior to the adoption of ASU 2016-13, "Financial Instruments - Credit Losses," in first quarter 2020, Farmer Mac maintained a reserve for losses to cover estimated probable incurred losses on loans underlying LTSPCs and off-balance sheet Farm & Ranch Farmer Mac Guaranteed Securities.

The following is a summary of the changes in the reserve for losses for the three month period ended March 31, 2020 and 2019:

Table 6.6

	For the Three Months Ended
	March 31, 2020(1)	March 31, 2019(2)
	Reserve for Losses	Reserve for Losses
	(in thousands)
Farm & Ranch:
Balance as of December 31,	$2,164	$2,167
Cumulative effect adjustment from adoption of current expected credit loss standard	(148)	—
Balance as of January 1,	2,016	2,167
Provision for/(release of) losses	$4	$(129)
Charge-offs	—	—
Ending Balance	$2,020	$2,038

Rural Utilities:
Balance as of December 31,	$—	$—
Cumulative effect adjustment from adoption of current expected credit loss standard	1,011	—
Balance as of January 1,	1,011	—
Provision for/(release of) losses	$389	$—
Charge-offs	—	—
Ending Balance	$1,400	$—
(1)Reserve for losses reflects the adoption of ASU 2016-13, "Financial Instruments - Credit Losses," in first quarter 2020.
(2)Prior to the adoption of ASU 2016-13, "Financial Instruments - Credit Losses," in first quarter 2020, Farmer Mac maintained a reserve for losses to cover estimated probable incurred losses on loans underlying LTSPCs and off-balance sheet Farm & Ranch Farmer Mac Guaranteed Securities.

The provision to the reserve for losses recorded during first quarter 2020 was primarily due to the impact of updated economic factor forecasts, particularly higher credit spreads and expected higher unemployment, as a result of the COVID-19 pandemic and the resulting economic volatility.

The following table presents the unpaid principal balances by delinquency status of Farm & Ranch loans underlying LTSPCs. Farm & Ranch Farmer Mac Guaranteed Securities, Rural Utilities loans underlying LTSPCs, and non-performing assets as of March 31, 2020:

Table 6.7

	As of March 31, 2020
	Current	30-59 Days	60-89 Days	90 Days and Greater(1)	Total Past Due	Total Loans
	(in thousands)
Farm and Ranch:
LTSPCs and Farmer Mac Guaranteed Securities	$2,434,531	$6,183	$7,893	$4,605	$18,681	$2,453,212
Rural Utilities:
LTSPCs	$595,685	$—	$—	$—	$—	$595,685
(1)Includes loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs that are 90 days of more past due, in foreclosure, or in bankruptcy with at least one missed payment, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

The following tables present the unpaid principal balances of Farm & Ranch loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities) and the related reserve for losses by impairment method and commodity type as of December 31, 2019:

Table 6.8

	As of December 31, 2019
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Ending Balance:
Collectively evaluated for impairment:	$1,151,983	$511,991	$581,377	$167,395	$66,106	$2,760	$2,481,612
Individually evaluated for impairment:	5,698	2,114	10,207	706	—	56	18,781
Total Farm & Ranch	$1,157,681	$514,105	$591,584	$168,101	$66,106	$2,816	$2,500,393
Allowance for Losses:
Collectively evaluated for impairment:	$599	$96	$308	$50	$767	$1	$1,821
Individually evaluated for impairment:	97	43	189	14	—	—	343
Total Farm & Ranch	$696	$139	$497	$64	$767	$1	$2,164

Net credit losses and 90-day delinquencies as of and for the periods indicated for loans underlying off-balance sheet securities representing interests in pools of eligible Farm & Ranch LTSPCs are presented in the table below.  As of December 31, 2019, there were no delinquencies and no probable losses inherent in Farmer Mac's Rural Utilities LTSPCs portfolio and Farmer Mac had not experienced credit losses on any Rural Utilities LTSPCs.

Table 6.9

	90-Day Delinquencies(1)	Net Credit Losses/(Recoveries)
	As of	For the Three Months Ended
	December 31, 2019	March 31, 2019
(in thousands)
Farm & Ranch LTSPCs and Farmer Mac Guaranteed Securities	$3,235	$—
(1)Includes loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, or in bankruptcy with at least one missed payment, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

Credit Quality Indicators

The following tables present credit quality indicators related to Farm & Ranch loans underlying LTSPCs, Farm & Ranch Farmer Mac Guaranteed Securities, and Rural Utilities loans underlying LTSPCs as of March 31, 2020, by year of origination:

Table 6.10

	As of March 31, 2020
	Year of Origination:
	2020	2019	2018	2017	2016	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Farm & Ranch LTSPCs and Farmer Mac Guaranteed Securities:
Internally Assigned Risk Rating:
Acceptable	$31,243	$219,342	$183,228	$249,022	$225,466	$1,132,870	$173,082	$2,214,253
Special mention(1)	—	3,600	7,843	29,982	17,482	68,709	10,379	137,995
Substandard(2)	—	—	3,393	16,435	16,282	60,133	4,721	100,964
Total	$31,243	$222,942	$194,464	$295,439	$259,230	$1,261,712	$188,182	$2,453,212

Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—
Current period Farm & Ranch net charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
(1)Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.
(2)Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of March 31, 2020
	Year of Origination:
	2020	2019	2018	2017	2016	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Rural Utilities LTSPCs:
Internally Assigned Risk Rating:
Acceptable	$—	$—	$—	$—	$—	$595,685	$—	$595,685
Special mention(1)	—	—	—	—	—	—	—	—
Substandard(2)	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$595,685	$—	$595,685

Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—
Current period Rural Utilities net charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
(1)Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.
(2)Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

The following table presents credit quality indicators related to Farm & Ranch loans underlying LTSPCs and off-balance sheet Farm & Ranch Farmer Mac Guaranteed Securities as of December 31, 2019:

Table 6.11

	As of December 31, 2019
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(in thousands)
Internally Assigned Risk Rating(1)
Acceptable	$1,033,002	$484,601	$521,341	$161,361	$66,106	$2,594	$2,269,005
Special mention(2)	68,372	22,909	35,618	1,612	—	—	128,511
Substandard(3)	56,307	6,595	34,625	5,128	—	222	102,877
Total	$1,157,681	$514,105	$591,584	$168,101	$66,106	$2,816	$2,500,393

Commodity analysis of past due loans(1)	$1,493	$196	$1,066	$480	$—	$—	$3,235
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

The following tables set forth information related to Farmer Mac's borrowings as of March 31, 2020 and December 31, 2019:

Table 7.1

	March 31, 2020
	Outstanding as of March 31		Average Outstanding During the Quarter
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$2,598,091	0.82%	$2,043,407	1.52%
Medium-term notes	1,203,723	1.18%	971,050	1.79%
Current portion of medium-term notes	7,346,370	1.39%
Total due within one year	$11,148,184	1.24%
Due after one year:
Medium-term notes due in:
Two years	$3,381,965	1.64%
Three years	1,588,751	1.90%
Four years	1,311,362	2.13%
Five years	1,027,532	1.95%
Thereafter	2,207,226	2.57%
Total due after one year	9,516,836	2.00%
Total	$20,665,020	1.59%

	December 31, 2019
	Outstanding as of December 31		Average Outstanding During the Year
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$2,194,177	1.72%	$1,977,214	2.25%
Medium-term notes	1,152,770	1.98%	1,780,517	2.33%
Current portion of medium-term notes	6,672,135	1.85%
Total due within one year	$10,019,082	1.84%
Due after one year:
Medium-term notes due in:
Two years	$3,700,835	2.04%
Three years	1,594,709	2.15%
Four years	1,205,276	2.27%
Five years	760,887	2.25%
Thereafter	1,817,859	2.89%
Total due after one year	9,079,566	2.28%
Total	$19,098,648	2.05%

During the three months ended March 31, 2020, the Company increased its use of short-term funding in order to fund the growth of short-term assets in its liquidity portfolio. The maximum amount of Farmer Mac's discount notes outstanding at any month end during the three months ended March 31, 2020 and 2019 was $2.6 billion and $1.9 billion, respectively.

Callable medium-term notes give Farmer Mac the option to redeem the debt at par value on a specified call date or at any time on or after a specified call date.  The following table summarizes by maturity date the amounts and costs for Farmer Mac debt callable in 2020 as of March 31, 2020:

Table 7.2

Debt Callable in 2020 as of March 31, 2020, by Maturity
	Amount	Weighted-Average Rate
	(dollars in thousands)
Maturity:
2021	$731,715	1.56%
2022	209,852	1.80%
2023	49,959	1.34%
2024	206,716	2.12%
Thereafter	397,740	2.59%
Total	$1,595,982	1.91%

The following schedule summarizes the earliest interest rate reset date, or debt maturities, of total borrowings outstanding as of March 31, 2020, including callable and non-callable medium-term notes, assuming callable notes are redeemed at the initial call date:

Table 7.3

	Earliest Interest Rate Reset Date, or Debt Maturities, of Borrowings Outstanding
	Amount	Weighted-Average Rate
	(dollars in thousands)
Debt with interest rate resets, or debt maturities in:
2020	$11,565,193	1.13%
2021	3,038,940	1.97%
2022	1,483,282	2.02%
2023	1,489,184	2.10%
2024	945,152	2.04%
Thereafter	2,143,269	2.67%
Total	$20,665,020	1.59%

During the three months ended March 31, 2020 and 2019, Farmer Mac called $762.4 million and $47.1 million of callable medium-term notes, respectively. The decrease in market interest rates throughout 2019 and continuing into the first quarter 2020 led to an increase in called medium-term notes compared to the prior year.

Authority to Borrow from the U.S. Treasury

Farmer Mac's statutory charter authorizes it to borrow up to $1.5 billion from the U.S. Treasury through the issuance of debt obligations to the U.S. Treasury. Any funds borrowed from the U.S. Treasury may be used solely for the purpose of fulfilling Farmer Mac's guarantee obligations.  Any debt obligations issued by Farmer Mac under this authority would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer

Mac.  The charter requires Farmer Mac to repurchase any of its debt obligations held by the U.S. Treasury within a reasonable time.  As of March 31, 2020, Farmer Mac had not used this borrowing authority and does not expect to use this borrowing authority in the future.

Gains on Repurchase of Outstanding Debt

No outstanding debt repurchases were made in the three months ended March 31, 2020 or 2019.

8.EQUITY

Common Stock

During first quarter 2020, Farmer Mac paid a quarterly dividend of $0.80 per share on all classes of its common stock. For each quarter in 2019, Farmer Mac paid a quarterly dividend of $0.70 per share on all classes of its common stock.

Farmer Mac's board of directors approved a share repurchase program during third quarter 2015 authorizing Farmer Mac to repurchase up to $25.0 million of its outstanding Class C non-voting common stock. The share repurchase program, last modified on March 14, 2019, authorized Farmer Mac to repurchase up to $10.0 million of Farmer Mac's outstanding Class C non-voting common stock. During first quarter 2020, Farmer Mac repurchased approximately 4,000 shares of Class C non-voting common stock at a cost of approximately $0.2 million. Shortly after these repurchases were completed, Farmer Mac indefinitely suspended its share repurchase program in an effort to preserve capital and liquidity in view of market volatility and uncertainty caused by the COVID-19 pandemic. As of March 31, 2020, Farmer Mac had repurchased approximately 673,000 shares of Class C non-voting common stock at a cost of approximately $19.8 million under the share repurchase program since 2015. The program expires at the end of March 2021.

Capital Requirements

Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of both March 31, 2020 and December 31, 2019, the minimum capital requirement was greater than the risk-based capital requirement. Farmer Mac's ability to declare and pay dividends could be restricted if it fails to comply with applicable capital requirements.

As of March 31, 2020, Farmer Mac's minimum capital requirement was $649.3 million and its core capital level was $815.1 million, which was $165.8 million above the minimum capital requirement as of that date. As of December 31, 2019, Farmer Mac's minimum capital requirement was $618.8 million and its core capital level was $815.4 million, which was $196.6 million above the minimum capital requirement as of that date.

In accordance with the Farm Credit Administration's rule on Farmer Mac's capital planning, and as part of Farmer Mac's capital plan, Farmer Mac has adopted a policy for maintaining a sufficient level of Tier 1 capital (consisting of retained earnings, paid-in-capital, common stock, and qualifying preferred stock) and imposing restrictions on Tier 1-eligible dividends and any discretionary bonus payments in the event that this capital falls below specified thresholds.

9.FAIR VALUE DISCLOSURES

Fair Value Classification and Transfers

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Table 9.1

Assets and Liabilities Measured at Fair Value as of March 31, 2020
	Level 1	Level 2	Level 3(1)	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$16,721	$16,721
Floating rate asset-backed securities	—	10,503	—	10,503
Floating rate Government/GSE guaranteed mortgage-backed securities	—	1,777,999	—	1,777,999
Fixed rate GSE guaranteed mortgage-backed securities	—	335	—	335
Fixed rate U.S. Treasuries	1,155,599	—	—	1,155,599
Total Investment Securities	1,155,599	1,788,837	16,721	2,961,157
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—	7,587,186	7,587,186
Total Farmer Mac Guaranteed Securities	—	—	7,587,186	7,587,186
USDA Securities:
Trading	—	—	8,408	8,408
Total USDA Securities	—	—	8,408	8,408
Financial derivatives	—	12,692	—	12,692
Total Assets at fair value	$1,155,599	$1,801,529	$7,612,315	$10,569,443
Liabilities:
Financial derivatives	$114	$53,681	$—	$53,795
Total Liabilities at fair value	$114	$53,681	$—	$53,795
(1) Level 3 assets represent 33% of total assets and 72% of financial instruments measured at fair value.

Assets and Liabilities Measured at Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3(1)	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$18,912	$18,912
Floating rate asset-backed securities	—	11,085	—	11,085
Floating rate Government/GSE guaranteed mortgage-backed securities	—	1,632,583	—	1,632,583
Fixed rate GSE guaranteed mortgage-backed securities	—	340	—	340
Fixed rate U.S. Treasuries	1,296,923	—	—	1,296,923
Total available-for-sale	1,296,923	1,644,008	18,912	2,959,843
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—	7,143,025	7,143,025
Total Farmer Mac Guaranteed Securities	—	—	7,143,025	7,143,025
USDA Securities:
Trading	—	—	8,913	8,913
Total USDA Securities	—	—	8,913	8,913
Financial derivatives	—	10,519	—	10,519
Total Assets at fair value	$1,296,923	$1,654,527	$7,170,850	$10,122,300
Liabilities:
Financial derivatives	$51	$26,991	$—	$27,042
Total Liabilities at fair value	$51	$26,991	$—	$27,042
(1) Level 3 assets represent 33% of total assets and 71% of financial instruments measured at fair value.

There were no significant assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2020 or December 31, 2019.

Transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. During the three months ended March 31, 2020 and 2019, there were no transfers within the fair value hierarchy for fair value measurements of Farmer Mac's investment securities, Farmer Mac Guaranteed Securities, USDA Securities, and financial derivatives.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which Farmer Mac has used significant unobservable inputs to determine fair value. Net transfers in and/or out of Level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no liabilities measured at fair value using significant unobservable inputs during the three months ended March 31, 2020 and 2019.

Table 9.2

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended March 31, 2020
	Beginning Balance	Purchases	Sales	Settlements	Allowance for Losses	Realized and Unrealized Gains included in Income	Unrealized Losses included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$18,912	$—	$—	$—	$(24)	$—	$(2,167)	$16,721
Total available-for-sale	18,912	—	—	—	(24)	—	(2,167)	16,721
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	7,143,025	483,580	—	(227,255)	(166)	290,380	(102,378)	7,587,186
Total available-for-sale	7,143,025	483,580	—	(227,255)	(166)	290,380	(102,378)	7,587,186
USDA Securities:
Trading	8,913	—	—	(611)	—	106	—	8,408
Total USDA Securities	8,913	—	—	(611)		106	—	8,408
Total Assets at fair value	$7,170,850	$483,580	$—	$(227,866)	$(190)	$290,486	$(104,545)	$7,612,315

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended March 31, 2019
	Beginning Balance	Purchases	Sales	Settlements	Realized and Unrealized Gains included in Income	Unrealized Gains included in Other Comprehensive Income	Ending Balance
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

The following tables present additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in Level 3 of the fair value hierarchy as of March 31, 2020 and December 31, 2019:

Table 9.3

	As of March 31, 2020
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$16,721	Indicative bids	Range of broker quotes	85.0% - 85.0% (85.0%)
Farmer Mac Guaranteed Securities:
AgVantage	$7,587,186	Discounted cash flow	Discount rate	1.1% - 2.2% (1.4%)

USDA Securities	$8,408	Discounted cash flow	Discount rate	1.6% - 2.2% (1.6%)
			CPR	13% - 23% (21%)

	As of December 31, 2019
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$18,912	Indicative bids	Range of broker quotes	96.0% - 96.0% (96.0%)
Farmer Mac Guaranteed Securities:
AgVantage	$7,143,025	Discounted cash flow	Discount rate	2.3% - 5.5% (2.6%)

USDA Securities	$8,913	Discounted cash flow	Discount rate	2.3% - 2.6% (2.1%)
			CPR	10% - 21% (19%)

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

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities, and guarantees and commitments as of March 31, 2020 and December 31, 2019:

Table 9.4

	As of March 31, 2020		As of December 31, 2019
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$1,231,585	$1,231,585	$604,381	$604,381
Investment securities	3,006,320	3,006,189	3,005,828	3,004,875
Farmer Mac Guaranteed Securities	9,067,242	9,035,069	8,606,451	8,590,476
USDA Securities	2,344,548	2,278,019	2,294,671	2,241,073
Loans	7,553,328	7,315,224	7,317,091	6,981,440
Financial derivatives	12,692	12,692	10,519	10,519
Guarantee and commitment fees receivable	32,420	37,521	36,732	38,442
Financial liabilities:
Notes payable	20,975,163	20,665,020	19,234,079	19,098,648
Debt securities of consolidated trusts held by third parties	1,605,021	1,549,527	1,663,177	1,616,504
Financial derivatives	53,795	53,795	27,042	27,042
Guarantee and commitment obligations	30,838	35,939	34,990	36,700

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

10.BUSINESS SEGMENT REPORTING

The following tables present core earnings for Farmer Mac's operating segments and a reconciliation to consolidated net income for the three months ended March 31, 2020 and 2019:

Table 10.1

Core Earnings by Business Segment
For the Three Months Ended March 31, 2020
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$16,365	$4,541	$4,747	$13,804	$1,855	$—		$41,312
Less: reconciling adjustments(1)(2)(3)	(1,427)	84	173	3,898	123	(2,851)		—
Net effective spread	14,938	4,625	4,920	17,702	1,978	(2,851)		—
Guarantee and commitment fees(2)	4,317	235	335	9	—	(1,700)		3,196
Other income/(expense)(3)	1,169	112	7	—	(129)	(9,050)		(7,891)
Non-interest income/(loss)	5,486	347	342	9	(129)	(10,750)		(4,695)

Provision for loan losses	(808)	—	(2,125)	(491)	(14)	—		(3,438)

Provision for reserve for losses	(4)	—	(389)	—	—	—		(393)
Other non-interest expense	(5,997)	(1,818)	(1,604)	(2,363)	(4,433)	—		(16,215)
Non-interest expense(4)	(6,001)	(1,818)	(1,993)	(2,363)	(4,433)	—		(16,608)
Core earnings before income taxes	13,615	3,154	1,144	14,857	(2,598)	(13,601)	(5)	16,571
Income tax (expense)/benefit	(2,859)	(662)	(240)	(3,120)	283	2,857		(3,741)
Core earnings before preferred stock dividends	10,756	2,492	904	11,737	(2,315)	(10,744)	(5)	12,830
Preferred stock dividends	—	—	—	—	(3,431)	—		(3,431)
Segment core earnings/(losses)	$10,756	$2,492	$904	$11,737	$(5,746)	$(10,744)	(5)	$9,399

Total assets at carrying value	$5,457,134	$2,341,698	$1,964,901	$9,049,154	$4,367,223	$—		$23,180,110
Total on- and off-balance sheet program assets at principal balance	$7,811,594	$2,646,206	$2,385,411	$8,696,101	$—	$—		$21,539,312
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

Core Earnings by Business Segment
For the Three Months Ended March 31, 2019
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$15,282	$4,442	$(274)	$18,187	$2,962	$—		$40,599
Less: reconciling adjustments(1)(2)(3)	(2,545)	(478)	3,507	(1,814)	(468)	1,798		—
Net effective spread	12,737	3,964	3,233	16,373	2,494	1,798		—
Guarantee and commitment fees(2)	4,744	224	363	88	—	(1,906)		3,513
Other income/(expense)(3)	480	—	7	—	22	(332)		177
Non-interest income/(loss)	5,224	224	370	88	22	(2,238)		3,690

Release of losses	264	—	—	—	—	—		264

Release of reserve for losses	129	—	—	—	—	—		129
Other non-interest expense	(4,799)	(1,428)	(866)	(2,159)	(3,638)	—		(12,890)
Non-interest expense(4)	(4,670)	(1,428)	(866)	(2,159)	(3,638)	—		(12,761)
Core earnings before income taxes	13,555	2,760	2,737	14,302	(1,122)	(440)	(5)	31,792
Income tax (expense)/benefit	(2,847)	(580)	(575)	(3,003)	290	93		(6,622)
Core earnings before preferred stock dividends	10,708	2,180	2,162	11,299	(832)	(347)	(5)	25,170
Preferred stock dividends	—	—	—	—	(3,296)	—		(3,296)
Segment core earnings/(losses)	$10,708	$2,180	$2,162	$11,299	$(4,128)	$(347)	(5)	$21,874

Total assets at carrying value	$4,698,250	$2,191,896	$1,443,393	$8,502,084	$2,962,154	$—		$19,797,777
Total on- and off-balance sheet program assets at principal balance	$7,215,585	$2,484,779	$2,074,714	$8,731,835	$—	$—		$20,506,913
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

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial information included in this report is consolidated to include the accounts of Farmer Mac and its two subsidiaries – Farmer Mac Mortgage Securities Corporation and Farmer Mac II LLC. This discussion and analysis of financial condition and results of operations should be read together with: (1) the interim unaudited consolidated financial statements and the related notes that appear elsewhere in this report; and (2) Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on February 25, 2020.

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
•changes in capital position;
•future dividend payments; and
•other business and financial matters.

Management's expectations for Farmer Mac's future necessarily involve assumptions, estimates, and the evaluation of risks and uncertainties.  Various factors or events, both known and unknown, could cause Farmer Mac's actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under "Risk Factors" in Part I, Item 1A of Farmer Mac's Annual Report on Form 10-K for the fiscal period ended December 31, 2019 filed with the SEC on February 25, 2020, the factors discussed under "Risk Factors" in Part II, Item 1A of this report, and uncertainties about:

•the effects of the novel coronavirus disease 2019 ("COVID-19") pandemic on the business operations of agricultural and rural borrowers, the capital markets, and Farmer Mac's business operations;

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

The Effect of the COVID-19 Pandemic
Farmer Mac continues to closely monitor the effect of the COVID-19 pandemic on our financial condition and operations. We have maintained uninterrupted continuity of our operations and our liquidity levels remain well above regulatory requirements, which has enabled us to execute our mission to support rural America during this pandemic. For example:

•we have maintained uninterrupted access to the debt capital markets;
•we provided a total of $1.3 billion in liquidity and lending capacity to lenders serving rural America during the quarter-ended March 31, 2020, resulting in net growth in our outstanding business volume of $0.4 billion;
•we are working with our loan servicers to respond to and facilitate payment deferment requests from borrowers;
•we are maintaining strong liquidity in our investment portfolio, as evidenced by our quarter-end cash position of $1.2 billion; and
•we are preserving capital and liquidity by indefinitely suspending our share repurchase program.

The economic deterioration from the COVID-19 pandemic caused our provision for credit losses during the first quarter to be higher than it would have been without the economic effects from the pandemic. On January 1, 2020 we adopted Accounting Standards Update 2016-13, Financial Instruments - Credit Loss (Topic 326): Measurement of Credit Losses on Financial Instruments ("CECL"). Under CECL, our allowances and reserve for credit losses reflect our estimate of expected losses over the lives of our financial instruments based on historical information and reasonable and supportable forecasts. Both the adoption of this new accounting standard and the economic effects from the COVID-19 pandemic resulted in an increase to the amount of our total allowance for losses as of March 31, 2020 and our total provision for losses for the three months ended March 31, 2020. The economic effects from the COVID-19 pandemic that most affected our estimate of expected credit losses were the effects on credit spreads and higher unemployment. Of the $3.8 million expected credit loss provision that we recorded in first quarter 2020, $3.5 million was attributable to updated economic factors, predominantly related to COVID-19. For more information about the impact of COVID-19 on Farmer Mac's expected credit losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans & Guarantees."

We have also observed an increase in payment deferment requests from our loan servicers on behalf of borrowers in our loan portfolio, as well as from our AgVantage counterparties for loans collateralizing their obligations. For more information about Farm & Ranch payment deferments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees." For more information about AgVantage loan collateral payment deferments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Institutional."

Net Income and Core Earnings

The following table shows our net income attributable to common stockholders and core earnings for the periods presented. Core earnings and core earnings per share are non-GAAP measures that principally differ from net income attributable to common stockholders and earnings per common share, respectively, by excluding the effects of fair value fluctuations as well as the effects of specified infrequent or unusual transactions.

Table 1

	For the Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
	(in thousands)
Net income attributable to common stockholders	$9,399	$29,066	$21,874
Core earnings	20,143	24,484	22,221

The $19.7 million sequential decrease in net income attributable to common stockholders was primarily due to a $10.6 million after-tax decrease in the fair value of financial derivatives not designated in hedge accounting relationships (undesignated financial derivatives) due to fluctuations in long-term interest rates, a $6.4 million after-tax decrease in net interest income, and a $2.4 million after-tax increase in operating expenses.

The $12.5 million year-over-year decrease in net income attributable to common stockholders was primarily due to a $7.1 million after-tax decrease in the fair value of undesignated financial derivatives due to fluctuations in long-term interest rates, a $2.6 million after-tax increase in operating expenses, and a $3.3 million after-tax increase in the total provision for losses.

The $4.3 million sequential decrease in core earnings was primarily due to a $2.4 million after-tax increase in operating expenses, a $1.4 million after-tax decrease in net effective spread because in the prior quarter we received a one-time prepayment penalty of $1.4 million, and a $0.8 million after-tax increase in the total provision for losses.
The $2.1 million year-over-year decrease in core earnings was primarily due to a $3.3 million after-tax increase in the total provision for losses and a $2.6 million after-tax increase in operating expenses. These decreases were partially offset by a $4.2 million after-tax increase in net effective spread resulting primarily from an increase in outstanding business volume.

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

Net Interest Income and Net Effective Spread

The following table shows our net interest income and net effective spread in both dollars and percentage yield or spread for the periods presented. Farmer Mac uses net effective spread, a non-GAAP measure, as an alternative to net interest income because management believes it is a useful metric that reflects the economics of the net spread between all the assets owned by Farmer Mac and all related funding, including any associated derivatives, some of which may not be included in net interest income.

Table 2

	For the Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
	(in thousands)
Net interest income	$41,312	$49,370	$40,599
Net interest yield %	0.78%	0.95%	0.86%
Net effective spread	44,163	45,991	38,801
Net effective spread %	0.89%	0.95%	0.89%

The $8.1 million sequential decrease in net interest income was primarily due to a $6.4 million decrease in net fair value changes from derivatives designated in fair value hedge accounting relationships (designated financial derivatives) and a decrease in prepayment penalties because in the prior quarter we received a one-time prepayment penalty of $1.4 million. In percentage terms, the decrease of 0.17% was primarily attributable to a decrease of 0.12% in net fair value changes from designated financial derivatives, a decrease of 0.03% related to the decrease in prepayment penalties mentioned above, and an increase of 0.02% in funding and liquidity costs.

The $0.7 million year-over-year increase in net interest income was primarily due to net growth across all lines of business, which contributed to a $3.8 million increase in net interest income. This increase was largely offset by the decrease of $3.0 million in net fair value changes from designated financial derivatives due to fluctuations in long-term interest rates. In percentage terms, the 0.08% decrease was primarily attributable to a decrease of 0.06% in net fair value changes from designated financial derivatives, an increase of 0.06% in funding and liquidity costs, partially offset by an increase of 0.03% in new business volume.

The $1.8 million sequential decrease in net effective spread was due to a $2.0 million decrease in certain non-recurring cash-based income items, including the absence of a $1.4 million one-time prepayment penalty that we received in fourth quarter 2019, and a $0.6 million increase in non-GAAP funding costs. These decreases were partially offset by a $0.8 million increase from net business volume across all lines of business. In percentage terms, net effective spread decreased 0.06%, which was primarily attributable to a decrease of 0.04% related to the absence of the one-time prepayment penalty mentioned above and a decrease of 0.02% in non-GAAP funding and liquidity costs.

The $5.4 million year-over-year increase in net effective spread was primarily due to growth in outstanding business volume, which increased net effective spread by approximately $5.2 million. In percentage terms, net effective spread remained at 0.89% in both first quarter 2020 and first quarter 2019.

For more information about Farmer Mac's use of net effective spread as a financial measure, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Measures." For a reconciliation of net interest income to net effective spread, see Table 11 in

"Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Net Interest Income."

Business Volume

Our outstanding business volume was $21.5 billion as of March 31, 2020, a net increase of $421.4 million from December 31, 2019, after taking into account all new business, maturities, and paydowns on existing assets. This net increase was across all four lines of business: $255.9 million in Institutional Credit, $104.8 million in Rural Utilities, $34.6 million in Farm & Ranch, and $26.0 million in USDA Guarantees.

Farmer Mac's net business volume growth of $421.4 million in first quarter 2020 was $361.0 million less than the $782.4 million of net growth achieved in first quarter 2019. Net growth in first quarter 2019 included one large, unique transaction – the purchase of a $546.2 million portfolio of participations in seasoned Rural Utilities loans from CoBank, which was our first purchase of program assets from CoBank in any of our lines of business. Portfolio purchases of that size are unusual and are not expected to occur regularly, if at all, in future periods. Excluding the impact from the unique CoBank transaction in first quarter 2019, Farmer Mac's net growth in first quarter 2020 compared to first quarter 2019 was $185.2 million.

For more information about Farmer Mac's business volume, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume."

Capital

Table 3

	As of
	March 31, 2020	December 31, 2019
	(in thousands)
Core capital	$815,054	$815,437
Capital in excess of minimum capital level required	165,722	196,669

The decrease in capital in excess of the minimum capital level required was primarily due to net growth in outstanding business volume of $421.4 million and a decrease in retained earnings.

Current Expected Credit Loss

As noted above, Farmer Mac adopted CECL on January 1, 2020. Under CECL, we estimate and recognize expected credit losses over the lives of our financial assets. We base our estimate of expected losses on historical loss information and reasonable and supportable forecasts. In first quarter 2020, our reasonable and supportable forecasts included the impact of the COVID-19 pandemic on economic factors such as credit spreads and unemployment. Thus, our total provision for credit losses during the three months ended March 31, 2020 was affected by both the implementation of the new accounting standard and by the economic effects of the COVID-19 pandemic.

As of March 31, 2020, Farmer Mac's allowance for losses on its on-balance sheet loan portfolio was $14.9 million (0.20% of all loans), compared to $10.5 million (0.15% of all loans) as of December 31, 2019. The first quarter increase was comprised of a $1.5 million transition adjustment related to the adoption of CECL on January 1, 2020 and an additional $2.9 million provision for losses. The transition adjustment was the difference between (1) the allowance for losses on December 31, 2019 that reflected probable incurred losses on loans and (2) the allowance for losses on January 1, 2020 that reflected expected losses on loans. The first quarter provision for losses was primarily related to the impact of the COVID-19 pandemic on economic factors, including credit spreads and unemployment. Economic factor forecasts for lower commodity prices uniquely impacted the Farm & Ranch portfolio.

As of March 31, 2020, Farmer Mac's reserve for losses on its off-balance sheet LTSPCs and Guaranteed Securities was $3.4 million (0.10% of all off-balance sheet LTSPCs and Guaranteed Securities), compared to $2.2 million (0.06% of all off-balance sheet LTSPCs and Guaranteed Securities) on December 31, 2019. The first quarter increase was comprised of a $0.9 million transition adjustment related to the adoption of CECL on January 1, 2020 and an additional $0.4 million provision to the reserve. The transition adjustment was the difference between (1) the reserve for losses on December 31, 2019 that reflected probable incurred losses on off-balance sheet LTSPCs and Farmer Mac Guaranteed Securities and (2) the reserve for losses on January 1, 2020 that reflected expected losses on off-balance sheet LTSPCs and Farmer Mac Guaranteed Securities. The first quarter reserve for losses was primarily related to the impact of the COVID-19 pandemic on economic factors, including credit spreads and unemployment. Economic factor forecasts for lower commodity prices uniquely impacted the Farm & Ranch portfolio.

Credit Quality

The following table presents Farm & Ranch substandard assets, in dollars and as a percentage of the Farm & Ranch portfolio, for both on- and off-balance sheet assets as of March 31, 2020 and December 31, 2019:

Table 4

	Farm & Ranch Line of Business
	On-Balance Sheet		Off-Balance Sheet
	Substandard Assets	% of Portfolio	Substandard Assets	% of Portfolio
	(in thousands)
March 31, 2020	$211,376	3.9%	$100,964	4.1%
December 31, 2019	207,078	3.9%	102,877	4.1%

Increase/(decrease) from prior quarter-ending	$4,298	—%	$(1,913)	—%
The increase of $4.3 million in on-balance sheet substandard assets during first quarter 2020 reflected growth in the business volume of that portfolio during the quarter and consistency in the credit quality of the portfolio, as the percentage of substandard assets remained unchanged. Similarly, the $1.9 million decrease in substandard assets in our off-balance sheet portfolio was due to a net decrease in business volume, with credit quality remaining unchanged overall during the period. For an analysis of current loan-to-value ratios across substandard and other internally assigned risk ratings, see Table 27 in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."
The following table presents Farm & Ranch 90-day delinquencies, in dollars and as a percentage of the Farm & Ranch portfolio, for both on- and off-balance sheet assets as of March 31, 2020 and December 31, 2019:
Table 5

	Farm & Ranch Line of Business
	On-Balance Sheet		Off-Balance Sheet
	90-Day Delinquencies	% of Portfolio	90-Day Delinquencies	% of Portfolio
	(in thousands)
March 31, 2020	$75,117	1.40%	$4,605	0.19%
December 31, 2019	57,719	1.09%	3,235	0.13%

Increase/(decrease) from prior quarter ending	$17,398	0.31%	$1,370	0.06%
The sequential increase in 90-day delinquencies is primarily due to seasonal delinquencies associated with loans that have annual (January 1st) and semi-annual (January 1st and July 1st) payment terms, which account for most of the loans in the Farm & Ranch portfolio. In addition, the sequential increase was driven by two commodity groups: (1) agricultural storage and processing, and (2) crops. The other commodity groups either experienced decreases or remained constant. The top ten borrower exposures over 90 days delinquent represented over half of the 90-day delinquencies as of March 31, 2020.

In the Rural Utilities portfolio, one $5.0 million loan was rated as a substandard asset and there were no delinquencies as of March 31, 2020.

For more information about Farmer Mac's credit metrics, including 90-day delinquencies, the total allowance for losses, and substandard assets, as well as the effects of the COVID-19 pandemic on loan payment deferments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

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

Core earnings and core earnings per share also differ from net income attributable to common stockholders and earnings per common share, respectively, by excluding specified infrequent or unusual transactions that we believe are not indicative of future operating results and that may not reflect the trends and economic financial performance of Farmer Mac's core business. For example, in prior periods we have excluded from core earnings losses on retirement of preferred stock and the re-measurement of the deferred tax asset. For a reconciliation of Farmer Mac's net income attributable to common stockholders to core earnings and of earnings per common share to core earnings per share, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

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

For a reconciliation of net interest income and net interest yield to net effective spread, see Table 11 in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Net Interest Income."

Results of Operations

Reconciliations of Farmer Mac's net income attributable to common stockholders to core earnings and core earnings per share are presented in the following tables along with information about the composition of core earnings:

Table 6

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$9,399	$21,874
Less reconciling items:
(Losses)/gains on undesignated financial derivatives due to fair value changes (see Table 14)	(6,484)	2,240
Losses on hedging activities due to fair value changes	(5,925)	(2,817)
Unrealized gains on trading securities	106	44
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	3	(16)
Net effects of terminations or net settlements on financial derivatives	(1,300)	110
Income tax effect related to reconciling items	2,856	92
Sub-total	(10,744)	(347)
Core earnings	$20,143	$22,221

Composition of Core Earnings:
Revenues:
Net effective spread(1)	$44,163	$38,801
Guarantee and commitment fees(2)	4,896	5,419
Other(3)	674	509
Total revenues	49,733	44,729

Credit related expense (GAAP):
Provision for/(release of) losses	3,831	(393)
Gains on sale of REO	(485)	—
Total credit related expense	3,346	(393)

Operating expenses (GAAP):
Compensation and employee benefits	10,127	7,606
General and administrative	5,363	4,596
Regulatory fees	725	688
Total operating expenses	16,215	12,890

Net earnings	30,172	32,232
Income tax expense(4)	6,598	6,715
Preferred stock dividends (GAAP)	3,431	3,296
Core earnings	$20,143	$22,221

Core earnings per share:
Basic	$1.88	$2.08
Diluted	1.87	2.06
Weighted-average shares:
Basic	10,712	10,670
Diluted	10,782	10,777
(1)Net effective spread is a non-GAAP measure. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Measures—Net Effective Spread" for an explanation of net effective spread. See Table 11 for a reconciliation of net interest income to net effective spread.
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

Table 7

Reconciliation of GAAP Basic Earnings Per Share to Core Earnings - Basic Earnings Per Share
	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands, except per share amounts)
GAAP - Basic EPS	$0.88	$2.05
Less reconciling items:
(Losses)/gains on undesignated financial derivatives due to fair value changes (see Table 14)	(0.61)	0.21
Losses on hedging activities due to fair value changes	(0.55)	(0.26)
Unrealized gains on trading securities	0.01	—
Net effects of terminations or net settlements on financial derivatives	(0.12)	0.01
Income tax effect related to reconciling items	0.27	0.01
Sub-total	(1.00)	(0.03)
Core Earnings - Basic EPS	$1.88	$2.08

Shares used in per share calculation (GAAP and Core Earnings)	10,712	10,670

Reconciliation of GAAP Diluted Earnings Per Share to Core Earnings - Diluted Earnings Per Share
	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands, except per share amounts)
GAAP - Diluted EPS	$0.87	$2.03
Less reconciling items:
(Losses)/gains on undesignated financial derivatives due to fair value changes (see Table 14)	(0.60)	0.21
Losses on hedging activities due to fair value changes	(0.55)	(0.26)
Unrealized gains on trading securities	0.01	—
Net effects of terminations or net settlements on financial derivatives	(0.12)	0.01
Income tax effect related to reconciling items	0.26	0.01
Sub-total	(1.00)	(0.03)
Core Earnings - Diluted EPS	$1.87	$2.06

Shares used in per share calculation (GAAP and Core Earnings)	10,782	10,777

The non-GAAP reconciling items between net income attributable to common stockholders and core earnings are:

1. Losses on financial derivatives due to fair value changes are presented by two reconciling items in Table 6 above: (a) (Losses)/gains on undesignated financial derivatives due to fair value changes; and (b) Losses on hedging activities due to fair value changes. The table below calculates the non-GAAP reconciling item for losses on hedging activities due to fair value changes:

Table 8

Non-GAAP Reconciling Items for (Losses)/Gains on Hedging Activities due to Fair Value Changes
	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)
Losses due to fair value changes (see Table 4.2)	$(5,681)	$(2,699)
Initial cash payment (received) at inception of swap	(244)	(118)
Losses on hedging activities due to fair value changes	$(5,925)	$(2,817)

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

Net Interest Income.  The following table provides information about interest-earning assets and funding for the three months ended March 31, 2020 and 2019. The average balance of non-accruing loans is included in the average balance of loans, Farmer Mac Guaranteed Securities, and USDA Securities presented, though the related income is accounted for on a cash basis.  Therefore, as the average balance of non-accruing loans and the income received increases or decreases, the net interest income and yield will fluctuate accordingly.  The average balance of loans in consolidated trusts with beneficial interests owned by third parties is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities.  The interest income and expense associated with these trusts are shown in the net effect of consolidated trusts.

Table 9

	For the Three Months Ended
	March 31, 2020			March 31, 2019
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$3,708,499	$17,741	1.91%	$2,815,695	$18,707	2.66%
Loans, Farmer Mac Guaranteed Securities and USDA Securities(1)	16,075,354	117,230	2.92%	14,557,209	121,781	3.35%
Total interest-earning assets	19,783,853	134,971	2.73%	17,372,904	140,488	3.23%
Funding:
Notes payable due within one year	3,014,566	12,132	1.61%	3,510,208	21,265	2.42%
Notes payable due after one year(2)	16,393,917	83,227	2.03%	13,187,397	80,529	2.44%
Total interest-bearing liabilities(3)	19,408,483	95,359	1.97%	16,697,605	101,794	2.44%
Net non-interest-bearing funding	375,370	—		675,299	—
Total funding	19,783,853	95,359	1.93%	17,372,904	101,794	2.34%
Net interest income/yield prior to consolidation of certain trusts	19,783,853	39,612	0.80%	17,372,904	38,694	0.89%
Net effect of consolidated trusts(4)	1,530,301	1,700	0.44%	1,544,172	1,905	0.49%
Net interest income/yield	$21,314,154	$41,312	0.78%	$18,917,076	$40,599	0.86%
(1)Excludes interest income of $14.9 million and $15.0 million, in first quarter 2020 and 2019, respectively, related to consolidated trusts with beneficial interests owned by third parties.
(2)Includes current portion of long-term notes.
(3)Excludes interest expense of $13.2 million and $13.1 million in first quarter 2020 and 2019, respectively, related to consolidated trusts with beneficial interests owned by third parties.
(4)Includes the effect of consolidated trusts with beneficial interests owned by third parties.

The $0.7 million year-over-year increase in net interest income was primarily due to net growth across all lines of business, which contributed $3.8 million towards the increase in net interest income. This increase was partially offset by the decrease of $3.0 million in net fair value changes from fair value hedge accounting relationships, as a result of material changes in market interest rates.

In percentage terms, the decrease of 0.08% was primarily attributable to a decrease of 0.06% in net fair value changes from fair value hedge accounting relationships and an increase of 0.03% in funding and liquidity costs.

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

Table 10

	For the Three Months Ended March 31, 2020 Compared to Same Period in 2019
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$(6,016)	$5,050	$(966)
Loans, Farmer Mac Guaranteed Securities and USDA Securities	(16,521)	11,969	(4,552)
Total	(22,537)	17,019	(5,518)
Expense from other interest-bearing liabilities	(21,502)	15,066	(6,436)
Change in net interest income prior to consolidation of certain trusts(1)	$(1,035)	$1,953	$918
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

Table 11

	For the Three Months Ended
	March 31, 2020		March 31, 2019
	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income/yield	$41,312	0.78%	$40,599	0.86%
Net effects of consolidated trusts	(1,700)	0.02%	(1,905)	0.03%
Expense related to undesignated financial derivatives	(1,190)	(0.02)%	(2,544)	(0.06)%
Amortization of premiums/discounts on assets consolidated at fair value	11	—%	23	—%
Amortization of losses due to terminations or net settlements on financial derivatives	49	—%	(71)	—%
Fair value changes on fair value hedge relationships	5,681	0.11%	2,699	0.06%
Net effective spread	$44,163	0.89%	$38,801	0.89%

For first quarter 2020 compared to the same period in 2019, the $5.4 million increase in net effective spread in dollars was primarily due to growth in outstanding business volume, which increased net effective spread by approximately $5.2 million.

See Note 10 to the consolidated financial statements for more information about net interest income and net effective spread from Farmer Mac's individual business segments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Supplemental Information" for quarterly net effective spread by line of business.

Provision for and Release of Allowance for Losses and Reserve for Losses. The following table summarizes the components of Farmer Mac's total allowance for losses for the three months ended March 31, 2020 and 2019:

Table 12

	For the Three Months Ended
	March 31, 2020			March 31, 2019
	Allowance for Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Beginning balance	$10,454	$2,164	$12,618	$7,017	$2,167	$9,184
Cumulative effect adjustment from adoption of current expected credit loss standard	1,793	863	2,656	—	—	—
Adjusted beginning balance	12,247	3,027	15,274	7,017	2,167	9,184
Provision for losses	3,438	393	3,831	(264)	(129)	(393)
Ending balance	$15,685	$3,420	$19,105	$6,753	$2,038	$8,791

The cumulative effect adjustment from the adoption of CECL on January 1, 2020 was $2.7 million and was recorded directly to retained earnings, net of tax. The transition adjustment was the difference between (1) the total allowance for losses on December 31, 2019 that reflected probable incurred losses and (2) the total allowance for losses on January 1, 2020 that reflected expected losses.

The cumulative effect adjustment for credit losses on on-balance sheet assets was $1.8 million and was comprised of an increase of $5.4 million to the allowance for losses on Rural Utilities loans and Farmer Mac Guaranteed Securities and a $3.6 million decrease in the allowance for losses on Farm & Ranch loans and Farmer Mac Guaranteed Securities. Although Farmer Mac has never experienced any credit losses in its portfolio of Rural Utilities loans and Farmer Mac Guaranteed Securities, our estimate of expected losses is based upon reasonable and supportable forecasts over the expected lives of these assets. The reduction in the allowance for losses on Farm & Ranch loans and Farmer Mac Guaranteed Securities reflects the expected recovery rate based on loan-to-value ratios in those portfolios.

The cumulative effect adjustment for credit losses on LTSPCs was $0.9 million and was comprised of an increase of $1.0 million on Rural Utilities LTSPCs and a decrease of $0.1 million on Farm & Ranch LTSPCs.

In first quarter 2020, our forecasts included the effect of the COVID-19 pandemic on economic factors such as land values, gross domestic product, credit spreads, and unemployment. Primarily due to these updated economic factors, Farmer Mac recorded a total provision for losses of $3.8 million.

The provision to Farmer Mac's allowance for losses for on-balance sheet assets was $3.4 million and was comprised of $2.2 million for expected losses on Rural Utilities loans and Farmer Mac Guaranteed Securities and $1.2 million on Farm & Ranch loans and Farmer Mac Guaranteed Securities. The provision to Farmer Mac's reserve for losses on LTSPCs was $0.4 million and was primarily on Rural Utilities LTSPCs.

Our estimates of expected losses are based on historical information and reasonable and supportable forecasts. Our reasonable and supportable forecasts incorporate economic factor forecasts and are sensitive to changes in those economics factor forecasts. As of March 31, 2020 our estimate of expected credit losses considered the economic volatility from the COVID-19 pandemic. In particular, the volatility in credit spreads and unemployment expectations were the two economic factors that had the most significant impact. These economic factors also had a more significant impact on our estimate of expected losses in Farmer Mac's Rural Utilities portfolio than in the Farm & Ranch portfolio. The effect of these economic factors on our estimate of expected losses was less significant on Farmer Mac's Farm & Ranch portfolio than on the Rural Utilities portfolio because of stable farm land values and stable credit quality in the Farm & Ranch portfolio during the quarter. In addition to the impact of volatility in our economic forecasts as the end of the first quarter, growth in net outstanding business volume across all portfolios also increased Farmer Mac's total allowance for losses, and thereby Farmer Mac's total provision for losses.

See Notes 5 and 6 to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

Guarantee and Commitment Fees.  The following table presents guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs, for the three months ended March 31, 2020 and 2019:

Table 13

	For the Three Months Ended
			Change
	March 31, 2020	March 31, 2019	$	%
	(dollars in thousands)
Guarantee and commitment fees	$3,196	$3,513	$(317)	(9)%
In Farmer Mac's presentation of core earnings, guarantee and commitment fees include interest income and interest expense related to consolidated trusts owned by third parties to reflect management's view that the net interest income Farmer Mac earns is effectively a guarantee fee on the consolidated Farmer Mac Guaranteed Securities. As adjusted for the core earnings presentation, guarantee and commitment fees were $4.9 million for first quarter 2020 compared to $5.4 million in first quarter 2019.

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

Losses on financial derivatives.  The components of gains and losses on financial derivatives for the three months ended March 31, 2020 and 2019 are summarized in the following table:

Table 14

	For the Three Months Ended
			Change
	March 31, 2020	March 31, 2019	$	%
	(dollars in thousands)
(Losses)/gains due to fair value changes	$(6,484)	$2,240	$(8,724)	(389)%
Accrual of contractual payments	(1,190)	(2,544)	1,354	(53)%
(Losses)/gains due to terminations or net settlements	(1,624)	(56)	(1,568)	2,800%
Losses on financial derivatives	$(9,298)	$(360)	$(8,938)	2,483%

These changes in fair value are primarily the result of fluctuations in long-term interest rates. The accrual of periodic cash settlements for interest paid or received from Farmer Mac's undesignated interest rate swaps is shown as expense related to financial derivatives. Payments or receipts to terminate undesignated derivative positions or net cash settled forward sales contracts on the debt of other GSEs and undesignated U.S. Treasury security futures and initial cash payments received upon the inception of certain undesignated swaps are included in "Gains due to terminations or net settlements" in the table above. For undesignated swaps, when there is no direct payment arrangement between a swap dealer counterparty and a debt dealer issuing Farmer Mac's medium-term notes for a particular transaction, Farmer Mac may receive an initial cash payment from the swap dealer at the inception of the swap to offset dollar-for-dollar the amount of the discount on the associated hedged debt. Changes in the fair value of these swaps are recognized immediately in "Gains/(losses) on financial derivatives," while the offsetting discount on the hedged debt is amortized over the term of the debt as an adjustment to its yield. The amounts of initial cash payments received by Farmer Mac vary depending on the number of the aforementioned type of swaps it executes during a quarter.

Other Income. The following table presents other income for the three months ended March 31, 2020 and 2019:

Table 15

	For the Three Months Ended
			Change
	March 31, 2020	March 31, 2019	$	%
	(dollars in thousands)
Late fees	$592	$415	$177	43%
Other	224	78	146	187%
Total other income	$816	$493	$323	66%

Operating Expenses. The components of operating expenses for the three months ended March 31, 2020 and 2019 are summarized in the following table:

Table 16

	For the Three Months Ended
			Change
	March 31, 2020	March 31, 2019	$	%
	(dollars in thousands)
Compensation and employee benefits	$10,127	$7,606	$2,521	33%
General and administrative	5,363	4,596	767	17%
Regulatory fees	725	688	37	5%
Total Operating Expenses	$16,215	$12,890	$3,325	26%

a.Compensation and Employee Benefits. The year-over year increase in compensation and employee benefits was primarily due to an increase in bonus expense due to 2019 financial performance and the severance payments made to an executive who resigned in first quarter 2020.

b.General and Administrative Expenses (G&A). The year-over-year increase in G&A expenses was primarily due to increased spending on software licenses and information technology consultants to support growth and strategic initiatives.

Income Tax Expense. The following table presents income tax expense and the effective income tax rate for the three months ended March 31, 2020 and 2019:

Table 17

	For the Three Months Ended
			Change
	March 31, 2020	March 31, 2019	$	%
	(dollars in thousands)
Income tax expense	$3,741	$6,622	$(2,881)	(44)%
Effective tax rate	22.6%	20.8%		1.8%

Business Volume.

The following table sets forth the net growth or decrease under Farmer Mac's lines of business for the three months ended March 31, 2020 and 2019:

Table 18

Net New Business Volume – Farmer Mac Loan Purchases, Guarantees, LTSPCs, and AgVantage Securities
	For the Three Months Ended
	March 31, 2020	March 31, 2019
	Net Growth/(Decrease)	Net Growth/(Decrease)
	(in thousands)
Farm & Ranch:
Loans	$81,826	$22,574
LTSPCs	(47,181)	(40,962)
USDA Guarantees:
USDA Securities	44,344	(39,644)
Farmer Mac Guaranteed USDA Securities	(18,313)	8,803
Rural Utilities:
Loans	118,433	490,258
LTSPCs	(13,594)	(7,660)
Institutional Credit:
AgVantage securities	255,855	349,018
Total purchases, guarantees, LTSPCs, and AgVantage securities	$421,370	$782,387

Farmer Mac's net business volume growth of $421.4 million in first quarter 2020 was $361.0 million less than the $782.4 million of net growth achieved in first quarter 2019. Net growth in first quarter 2019 included one large, unique transaction – the purchase of a $546.2 million portfolio of participations in seasoned Rural Utilities loans from CoBank, which was Farmer Mac's first purchase of program assets from CoBank in any of our lines of business. Portfolio purchases of that size are unusual and are not expected to occur regularly, if at all, in future periods. Excluding the impact from the CoBank transaction in first quarter 2019, Farmer Mac's net growth in first quarter 2020 compared to first quarter 2019 was $185.2 million.

Our outstanding business volume was $21.5 billion as of March 31, 2020, a net increase of $421.4 million from December 31, 2019, after taking into account all new business, maturities, and paydowns on existing assets. This net increase was across all four lines of business: $255.9 million in Institutional Credit, $104.8 million in Rural Utilities, $34.6 million in Farm & Ranch, and $26.0 million in the USDA Guarantees line of business.

The $255.9 million net growth in the Institutional Credit line of business during first quarter 2020 was due primarily to two large counterparties who either upsized in connection with the refinancing of maturing bonds or issued new bonds that Farmer Mac purchased, which combined for net growth of $232.4 million. We also experienced net growth from smaller fund counterparties.

The $104.8 million net growth in our Rural Utilities line of business during first quarter 2020 was primarily due to the purchase of $152.7 million in loans from the two main counterparties in that line of business, partially offset by regularly scheduled payments, prepayments, and maturities of loans previously purchased and loans under LTSPCs. Net growth in our Rural Utilities line of business also included the financing of a renewable energy project.

The $34.6 million net increase in our Farm & Ranch line of business was comprised of a $81.8 million net increase in outstanding loan purchase volume, partially offset by a $47.2 million net decrease in loans under LTSPCs. The net growth in first quarter 2020 reflected our ability to retain borrowers in a decreasing interest rate environment by proactively engaging with our customers and adjusting their rates and loan sizes to reflect current market conditions and their specific funding needs. The net growth in first quarter 2020 is also noteworthy because January 1st is the date with the largest number of borrower payments due each year for the loans in Farmer Mac's portfolio, with most amortizing loans having a scheduled principal payment on that date. Our net growth of 16.2% in Farm & Ranch loan purchases over the twelve months ended March 31, 2020 is significantly higher than the 2.5% net growth of the overall agricultural mortgage loan market over the twelve months ended December 31, 2019 (based on our analysis of bank and Farm Credit System call report data).

Our USDA Guarantees line of business grew by $26.0 million in first quarter 2020. The first quarter gross volume of $147.9 million was the highest gross volume that we have recorded since second quarter 2017. This growth reflected the positive effect of adjustments that we made to our product structure in the second half of 2019 to more effectively meet customer demands in an increasingly competitive environment and in response to increased loan limits mandated by the 2018 Farm Bill described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook" in this report.

For more information about potential growth opportunities in Farmer Mac's lines of business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook" in this report.

The following table sets forth information about the Farmer Mac Guaranteed Securities issued during the periods indicated:

Table 19

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)
Loans securitized and sold as Farm & Ranch Guaranteed Securities	$28,050	$97,780
Farmer Mac Guaranteed USDA Securities	28,050	18,928
AgVantage securities	560,395	825,417
Total Farmer Mac Guaranteed Securities Issuances	$616,495	$942,125

Farmer Mac either retains the loans it purchases or securitizes them and retains or sells Farmer Mac Guaranteed Securities backed by those loans.  The weighted-average age of the Farm & Ranch non-delinquent eligible loans purchased and retained (excluding the purchases of defaulted loans) during both first quarter 2020 and 2019 was less than one year. Of those loans, 53% and 65% had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 22.8 years and 18.8 years, respectively.

During first quarter 2020 and 2019, Farmer Mac securitized some of the Farm & Ranch loans it had purchased and sold the resulting Farmer Mac Guaranteed Securities, as shown below. During first quarter 2020 and 2019, Farmer Mac realized no gains or losses from the sale of Farmer Mac Guaranteed Securities or USDA Securities. Farmer Mac consolidates these loans and presents them as "Loans held for investment in consolidated trusts, at amortized cost" on the consolidated balance sheets. In first quarter 2020 none of our Farmer Mac Guaranteed Securities were sold to a related party to Farmer Mac, compared to first quarter 2019, in which $63.1 million of our Farmer Mac Guaranteed Securities were sold to a related party to Farmer Mac (which is related by virtue of its owning more than 10% of Farmer Mac's Class A voting common stock).

The following table sets forth information about outstanding volume in each of Farmer Mac's four lines of business as of the dates indicated:

Table 20

Lines of Business - Outstanding Business Volume
	As of March 31, 2020	As of December 31, 2019
	(in thousands)
Farm & Ranch:
Loans	$3,817,693	$3,675,640
Loans held in trusts:
Beneficial interests owned by third party investors	1,540,689	1,600,917
LTSPCs	2,355,910	2,393,071
Guaranteed Securities	97,302	107,322
USDA Guarantees:
USDA Securities	2,241,863	2,199,072
Farmer Mac Guaranteed USDA Securities	404,343	421,103
Rural Utilities:
Loans	1,789,726	1,671,293
LTSPCs(1)	595,685	609,278
Institutional Credit
AgVantage Securities	8,696,101	8,440,246
Total	$21,539,312	$21,117,942
(1)As of both March 31, 2020 and December 31, 2019, includes $20.0 million related to one-year loan purchase commitments on which Farmer Mac receives a nominal unused commitment fee.

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities) and LTSPCs, USDA Securities, and Farmer Mac Guaranteed USDA Securities as of March 31, 2020:

Table 21

Schedule of Principal Amortization as of March 31, 2020
	Loans Held	Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed Securities and LTSPCs	USDA Securities and Farmer Mac Guaranteed USDA Securities	Total
	(in thousands)
2020	$186,699	$173,573	$82,597	$442,869
2021	333,292	278,556	114,890	726,738
2022	293,415	224,775	117,543	635,733
2023	307,318	199,305	122,379	629,002
2024	309,324	179,630	120,344	609,298
Thereafter	5,718,060	1,993,058	2,088,453	9,799,571
Total	$7,148,108	$3,048,897	$2,646,206	$12,843,211

Of the $21.5 billion outstanding principal balance of volume included in Farmer Mac's four lines of business as of March 31, 2020, $8.7 billion were AgVantage securities included in the Institutional Credit line of business.  Unlike business volume in the form of purchased loans, USDA Securities, and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, most AgVantage securities do not require periodic payments of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due. The following table summarizes by maturity date the outstanding principal amount of both on- and off-balance sheet AgVantage securities as of March 31, 2020:

Table 22

AgVantage Balances by Year of Maturity
As of
March 31, 2020
(in thousands)
2020	$1,485,829
2021	1,712,562
2022	1,441,962
2023	824,370
2024	817,711
Thereafter(1)	2,413,667
Total	$8,696,101
(1)Includes various maturities ranging from 2025 to 2044.

The weighted-average remaining maturity of the outstanding AgVantage securities shown in the table above was 4.9 years as of March 31, 2020.

Outlook

Farmer Mac continues to provide a stable source of liquidity, capital, and risk management tools as the secondary market that helps meet the financing needs of rural America. The pace of Farmer Mac’s growth will depend on the capital and liquidity needs of the lending institutions in the agricultural and rural financing business as well as the overall health of agriculture and rural borrowers in the sectors we serve.
Farmer Mac foresees opportunities for growth across our lines of business driven by several key factors:

•As agricultural and rural utilities lenders seek to manage equity capital and return on equity capital requirements or seek to reduce exposure due to lending limits or concentration limits, Farmer Mac can provide relief for those institutions through loan and portfolio purchases, participations, guarantees, LTSPCs, or wholesale funding.

•While overall loan growth within the rural utilities industry appears to be moderate in the near term due to generally flat demand for capital, future growth opportunities may increase in Farmer Mac’s Rural Utilities line of business from deepening business relationships with eligible counterparties and exploring new types of loan products. These opportunities may be limited by sector growth, credit quality, and the competitiveness of Farmer Mac’s products.

•As a result of business and product development efforts, and continued interest in the agricultural asset class from institutional investors, Farmer Mac’s customer base and product set continue to expand, which may generate more demand for Farmer Mac’s products from new sources.

•Consolidation within the agricultural finance industry, coupled with Farmer Mac’s relationships with larger regional and national lenders, continue to provide opportunities that could influence Farmer Mac’s loan demand and increase the average transaction size within Farmer Mac’s Farm & Ranch line of business.

•Expansion and refinancing opportunities for agricultural producers resulting from a decrease in interest rates have increased financing requirements for mergers and acquisitions, consolidation, and vertical integration across many sectors of the agricultural industry, which may also generate demand for Farmer Mac’s loan products.

The COVID-19 pandemic and related efforts to contain it are creating extensive disruptions to the global economy, adversely affecting the functioning of financial markets, increasing market uncertainty, and disrupting global trade and supply chains. These disruptions could impact or alter our growth objectives given that the duration and full effects of the COVID-19 pandemic are rapidly evolving and still not fully known. The pandemic's impacts on our growth objectives will depend on many factors, including:

•The closure of county offices and reductions in available staff has negatively affected the established process for mortgages, title work, and other loan closing requirements in some areas and in many cases has delayed and may continue to delay borrowers' ability to close on their agricultural loans, which has delayed and may continue to delay our ability to purchase those loans.

•The inability of borrowers to close on renewable energy loans due to delays in receiving components, installation inefficiencies caused by social distancing among workers, and difficulties in obtaining inspections and grid interconnection on a timely basis could result in fewer opportunities for us in the Rural Utilities sector.

•Responding to borrowers' payment deferral requests, including payments made to holders of Farmer Mac Guaranteed Securities to cover principal and interest shortfalls and the corresponding capital consumption could delay planned growth initiatives. For more information about the impact of COVID-19 on Farmer Mac's payment deferral requests received to date, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

•The economic effects of government and employer responses to the COVID-19 pandemic, such as decreasing production capacity to comply with social distancing requirements, may provide opportunities for Farmer Mac to provide capital and liquidity to agricultural producers and rural utilities cooperatives, to help them maintain operations or as they face drawing on their reserves during this crisis.

•Many states have imposed a moratorium from shutting off electrical service to customers due to the non-payment of power bills. The degree to which this will affect the financial condition of the cooperative utilities financed by Farmer Mac remains unclear. The potential need for temporary liquidity on the part of cooperative utilities could present opportunities for Farmer Mac to provide financing.

•The impact of aggressive social distancing requirements has caused some borrowers’ operations to close or be significantly reduced, which may have the effect of delaying or postponing planned or potential mergers and acquisitions, consolidations, and vertical integrations and, consequently, reducing the need for Farmer Mac’s products and services until these effects subside.

•As borrowers may seek to obtain additional financing and liquidity from lenders to maintain operations and production during this time, these short-term funding requirements could create additional growth opportunities for Farmer Mac as lenders look to manage lending limits and credit concentrations as financing demands arise.

•Financial market volatility, coupled with uncertainty regarding the long-term impacts of the pandemic, is causing some financial institutions to delay or cease capital deployment to many sectors that Farmer Mac serves. While these reductions could reduce our loan purchase opportunities, Farmer Mac could also provide a much-needed source of secondary market liquidity to help stimulate capital deployment during this time of uncertainty.

•The disruptions in capital markets and the widening of credit spreads could impact Farmer Mac’s funding costs and could result in higher interest rates charged for our products and services, which could adversely affect our competitiveness in the sectors we serve.

Operating Expense. Farmer Mac continues to expand its investments in human capital, technology, and business infrastructure to increase capacity and efficiency as it seeks to accommodate its growth opportunities and achieve its long-term strategic objectives. Accordingly, Farmer Mac expects continued increases in its operating expenses over the next several years. We expect these efforts to continue and increase through 2020 as we innovate and grow our business.

Operations. On March 12, 2020, Farmer Mac activated its business continuity plan and has been operating uninterrupted since then with all of its employees working remotely from their homes. Farmer Mac has provided guidance and support to all of its employees to ensure that they have the tools and knowledge needed to effectively work from home, and Farmer Mac’s technology platform and business continuity plan have been functioning as designed in support of all functions of the organization with no material disruption of business. We do not expect Farmer Mac's remote-working environment to have a material effect on our operations either in the near term or for the foreseeable future. As a secondary market participant in the agricultural and rural utility lending space, Farmer Mac's business model is already based on remote interface with its customers and vendors. As of the date of this report, we have not identified any significant disruptions with our primary vendors (including our loan servicers) that we expect would materially affect our business operations.

Agricultural Industry. The agricultural industry includes many diverse sectors that respond in different ways to changes in economic conditions. Those individual sectors often are affected differently, sometimes positively and sometimes negatively, by prevailing domestic and global economic factors and regional weather conditions. The interconnectedness between sectors typically results in cycles where one or more segments may be under stress while others are not.

Through disrupted supply chains and commodity demand, the COVID-19 pandemic is pressuring farm incomes in 2020. Net cash income, one of the USDA’s benchmark measures of economic activity in the agricultural industry, has leveled off near the long-run, inflation-adjusted historical average for the sector. Mandatory school and restaurant closures in March and April in many states dramatically changed the demand functions for food production, particularly in the protein and fresh fruit and produce sectors. The reduction in gasoline consumption during those months eroded demand for ethanol, and many plants cut production in response, which reduced corn purchases. The global demand for soybeans and cotton fell short of expectations as well. Nearly all primary agricultural commodity prices fell in first quarter 2020 as a result of changing market dynamics. The combined effects of the pandemic will likely result in lower total farm revenue in 2020. While Farmer Mac has no direct exposure to cattle or hog processing, the Farm & Ranch portfolio does include some direct exposure to dairy processing ($21 million) and hog production ($40 million) and larger exposures to indirectly impacted industries like corn and soybeans ($2.4 billion), cattle and calves ($0.7 billion), and dairy ($0.5 billion). For more information on Farmer Mac's commodity concentration levels and cumulative losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

The decline in revenue has multiple potential offsets to help support producers’ profitability. First, farm expenses fell for many producers during first quarter 2020. Lower energy prices improved the cost of fuel and fertilizer ahead of the planting season. Lower grain prices led to a decrease in animal feed input costs, and lower replacement animal prices improved the cost structure for many protein producers. Second, there was a final cash payment from the 2019 Market Facilitation Program (MFP) for many crop and protein producers. The USDA has expressed its plans to pay nearly $3.7 billion in assistance payments from last year’s MFP program in April and May 2020. In April 2020, the USDA announced a $19 billion emergency aid package, including $16 billion in direct payments to distribute to producers in May or June 2020 and $3 billion in food purchases. It is expected that the USDA will receive an additional $14 billion in authorized funding in July 2020, giving the department more resources to support farmers, ranchers, and the American food, fiber, and fuel system later in the growing season.

Farmland values have continued to increase on average, rising at approximately the rate of inflation for the last two years. Data released in 2019 by the USDA indicates an average decrease in farm real estate values of 0.2% in 2019 in Corn Belt states (Illinois, Indiana, Iowa, Missouri, and Ohio), but an increase of 2.8% in Northern Plains states (Kansas, Nebraska, North Dakota, and South Dakota). In all other regions, farmland value averages are reported to be flat to increasing. The COVID-19 pandemic has slowed public auctions and sales in 2020, but transactions are progressing and values were holding through the first quarter. While regional averages for farmland values provide a good barometer for the overall movement in U.S. farmland values, economic forces affecting land markets are highly localized and some markets may experience greater volatility than state or national averages indicate.

Over the past few decades, the U.S. agricultural industry has become increasingly connected to global trade, and agricultural export demand depends significantly on trading relationships in numerous foreign markets, as well as on foreign exchange rates. A prolonged decline in global economic growth or continued tightening in trade policies and agreements could adversely affect the demand for certain U.S. agricultural exports, which may result in downward pressure on commodity prices. Also, the strength of the U.S. dollar relative to trading-partner currencies has been elevated since 2016 (as measured by the U.S. Dollar Index). A strong U.S. dollar decreases the competitiveness of U.S. agricultural exports by raising U.S. prices relative to other countries’ producers. The COVID-19 pandemic has the potential to disrupt global demand for U.S. agriculture throughout 2020. However, free-trade agreements with Canada, Mexico, and Japan as well as positive trade talks with China, the U.K., and the E.U. present strong opportunities for export markets when COVID-19 recedes.

Farmer Mac has experienced higher 90-day delinquencies and substandard asset ratings in recent quarters. The increase is a function of agricultural cycles trending toward tighter industry profitability levels compared to peaks experienced from 2012 to 2015. To date, the fluctuations in 90-day delinquencies and the increase in substandard assets have not yet translated into rising credit losses. Farmer Mac believes that its portfolio is highly diversified, both geographically and by commodity, and that its portfolio has been underwritten to high credit quality standards. Therefore, Farmer Mac believes that its portfolio is well-positioned to endure reasonably foreseeable volatility in commodity prices and farmland values. However, the COVID-19 pandemic and a subsequent economic downturn could alter the trajectory of the current agricultural cycle. A prolonged disruption may result in elevated loan delinquencies, and a higher percentage of loans rated substandard as more payments become due in July. Loan deferments approved through May 1, 2020 represent 1 percent of the Farm & Ranch portfolio, but this level could also rise as more loans reach payment due dates in July. Finally, the $3.8 million increase in Farmer Mac’s allowance for credit losses in first quarter 2020 reflects the current expected increased default and substandard rates in future periods. This amount could fluctuate in future quarters based on loan performance and economic conditions in the coming months. For more information about the loan balances, loan-to-value ratios, 90-day delinquencies, and substandard asset rate for the Farm & Ranch loans in Farmer Mac’s portfolio as of March 31, 2020, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees."

In response to the COVID-19 pandemic and the related economic effects, Congress passed a series of stimulus measures, including the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which contained over $23 billion directed to agricultural and commodity support. For more information on the CARES Act, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters." In addition to legislation and stimulus in response to COVID-19, Farmer Mac continues to monitor the establishment and evolution of legislation and regulations that could affect farmers, ranchers, rural lenders, and rural America in general. The Agricultural Improvement Act of 2018, also referred to as the "Farm Bill," included a provision that amends Farmer Mac's charter to expand the acreage exception to the loan amount limitation on Farm & Ranch loans (currently $13.2 million) from 1,000 acres to 2,000 acres, subject to assessment by Farmer Mac's prudential regulator, the Farm Credit Administration ("FCA"), of the feasibility of the change, which it submitted to Congress on June 18, 2019. In that assessment, FCA concluded that increasing the acreage exception from 1,000 to 2,000 acres is feasible, would not raise any safety and soundness concerns, and would provide additional farming operations unconstrained access to Farmer Mac’s secondary market. Accordingly, the acreage exception will increase to 2,000 acres on June 18, 2020, meaning that the statutory loan amount limitation will not apply to Farm & Ranch loans secured by 2,000 acres of agricultural real estate or less. Farmer Mac will continue to evaluate this future increase in the acreage limitation to determine the potential benefits to Farmer Mac's customers and the related effects on our business.

Under the Farm Bill, the authorized limit for the amount of new guarantees issued by the USDA under the Consolidated Farm and Rural Development Act (which are eligible for Farmer Mac's USDA Guarantees line of business) was increased from $3.026 billion to $7.0 billion for each government fiscal year through September 2023. Also, the limit for the size of individual loans to which these guarantees are applied was increased from $1.399 million to $1.75 million, which thereby increases the authorized amount of the USDA-guaranteed portion for an individual loan. These higher loan limits likely contributed to additional growth in the USDA Guarantees purchased by Farmer Mac during first quarter 2020, and they could result in more increases in new business volume in our USDA Guarantees line of business in the future.

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

Rural Utilities Industry. Prospects for loan growth within the rural utilities industry overall appear to be moderate in the near term due to generally flat demand for capital, as capital expenditures for large generation assets have decreased and increased revenues for electrical cooperatives have driven a de-leveraging trend. Farmer Mac's future growth opportunities for lending to the electrical cooperative industry may be affected by the demand for electric power in rural areas, capital expenditures by electric cooperatives driven by regulatory or technological changes, the continuation of a low interest rate environment, and competitive dynamics within the rural utilities cooperative finance industry. The retirement of coal generation assets, growth in renewable energy generation, deployment of energy storage technologies, expansion of broadband service in rural areas, and the deepening of relationships with new and existing counterparties, all may provide new business opportunities for Farmer Mac. To address some of these trends, Farmer Mac has deployed new financing products tailored to the renewable energy sector, which represents a new market opportunity for Farmer Mac. Under this new program, Farmer Mac purchased a participation interest in a solar project financing in late 2019 and additional solar project participation interests from a new counterparty during first quarter 2020. Farmer Mac anticipates further growth in this area during 2020.

Balance Sheet Review

The following table summarizes the balance sheet as of the periods indicated:

Table 23

	As of			Change
	March 31, 2020		December 31, 2019	$		%
	(in thousands)
Assets
Cash and cash equivalents	$1,231,585		$604,381	$627,204		104%
Investment securities, net of allowance	3,006,189		3,004,875	1,314		—%
Farmer Mac Guaranteed Securities, net of allowance	9,035,069		8,590,476	444,593		5%
USDA Securities	2,278,019		2,241,073	36,946		2%
Loans, net of allowance	7,315,224		6,981,440	333,784		5%
Other	314,024		287,129	26,895		9%
Total assets	$23,180,110	23,180,110	$21,709,374	$1,470,736		7%
Liabilities
Notes Payable	20,665,020		19,098,648	1,566,372		8%
Other	1,821,473		1,811,450	10,023		1%
Total liabilities	$22,486,493		$20,910,098	$1,576,395	1576395	8%
Total equity	693,617		799,276	(105,659)		(13)%
Total liabilities and equity	$23,180,110		$21,709,374	$1,470,736		7%

Assets. The increase in total assets was primarily attributable to the net growth in our outstanding business volume across all lines of business.

The increase in cash and cash equivalents was primarily due to a decision to increase our liquidity investment portfolio due to the COVID-19 pandemic and to support our program asset growth.

Liabilities. The increase in total liabilities was primarily due to an increase in total notes payable to support our program asset growth.

Equity. The decrease in total equity was primarily due to an increase in other comprehensive losses, net of tax, primarily due to decreases in the fair value of available-for-sale securities and financial derivatives designated in cash flow hedge accounting relationships.

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

Risk Management

Credit Risk – Loans and Guarantees.

COVID-19

Farmer Mac continues to monitor the effects of the COVID-19 pandemic on Farmer Mac's credit risk related to Farmer Mac's borrower exposures. Farmer Mac has seen an increase in payment deferment requests from its network of loan servicers on behalf of borrowers in Farmer Mac's Farm & Ranch loan portfolio, and we expect these requests to increase over the near term. To address these requests, Farmer Mac has established criteria for approval of payment deferments for borrowers impacted by the COVID-19 pandemic and have communicated these criteria to key counterparties. Farmer Mac will monitor the criteria as the impact of the pandemic continues to unfold and determine if any changes should be incorporated. Most of the payment deferments Farmer Mac has approved for loans it has purchased or securitized in its Farm & Ranch portfolio have been for three months, with the deferred principal and interest payments re-amortized into the outstanding principal balance at the end of the deferral period. Approved payment deferments for loans in LTSPC have varied from three-month payment deferments for principal and interest to deferred interest only payments for up to twelve months, depending on the applicable LTSPC lender's deferment policy.

In addition, FCA has issued regulatory guidance encouraging Farmer Mac to work with its lending and servicing partners in approving servicing actions for borrowers impacted by COVID-19. The table below presents approved payment deferments through May 1, 2020 in the Farm & Ranch line of business. Farmer Mac has not received any payment deferment requests in the Rural Utilities line of business For more information about FCA's regulatory guidance related to the COVID-19 pandemic, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters."

Table 24

Farm & Ranch COVID-19 Deferments through May 1, 2020
Program	Number of Loans Approved	Unpaid Principal Balance
	(in thousands, except loan counts)
Farm & Ranch:
Loans held in consolidated trusts	26	$25,412
Loans held for investment	19	18,358
LTSPCs	26	35,147
Total	71	$78,917

Farm & Ranch

Farmer Mac's direct credit exposure to Farm & Ranch loans held and loans underlying Farm & Ranch Guaranteed Securities and LTSPCs as of March 31, 2020 was $7.8 billion across 48 states. For more information about Farmer Mac's underwriting and collateral valuation standards for Farm & Ranch loans, see "Business—Farmer Mac's Lines of Business—Farm & Ranch—Underwriting and Collateral Valuation (Appraisal) Standards" in Farmer Mac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 25, 2020.

Farmer Mac has indirect credit exposure to the Farm & Ranch loans that secure AgVantage securities included in the Institutional Credit line of business. As of March 31, 2020, Farmer Mac had not experienced any credit losses on any AgVantage securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Institutional" for more information about Farmer Mac's credit risk on AgVantage securities.

Farmer Mac considers a loan's original loan-to-value ratio as one of many factors in evaluating loss severity. Loan-to-value ratios depend on the market value of a property, as determined in accordance with Farmer Mac's collateral valuation standards.  As of March 31, 2020 and December 31, 2019, the average unpaid loan balances for loans outstanding in the Farm & Ranch line of business was $686,000 and $683,000, respectively. Farmer Mac calculates the "original loan-to-value" ratio of a loan by dividing the original loan principal balance by the original appraised property value. This calculation does not reflect any amortization of the original loan balance or any adjustment to the original appraised value to provide a current market value. The original loan-to-value ratio of any cross-collateralized loans is calculated on a combined basis rather than on a loan-by-loan basis. The weighted-average original loan-to-value ratio for Farm & Ranch loans purchased during first quarter 2020 was 54%, compared to 48% for loans purchased during first quarter 2019. The weighted-average original loan-to-value ratio for all Farm & Ranch loans held and all loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs was 51% as of both March 31, 2020 and December 31, 2019. The weighted-average original loan-to-value ratio for all 90-day delinquencies was 49% and 53% as of March 31, 2020 and December 31, 2019, respectively.

The weighted-average current loan-to-value ratio (the loan to-value ratio based on original appraised value and current outstanding loan amount adjusted to reflect amortization) for Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs was 45% as of both March 31, 2020 and December 31, 2019.

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

Farmer Mac's 90-day delinquency measure includes loans 90 days or more past due, as well as loans in foreclosure and non-performing loans where the borrower is in bankruptcy. As of March 31, 2020, Farmer Mac's 90-day delinquencies were $79.7 million (1.02% of the Farm & Ranch portfolio), compared to $61.0 million (0.78% of the Farm & Ranch portfolio) as of December 31, 2019. Those 90-day delinquencies were comprised of 72 delinquent loans as of March 31, 2020, compared to 57 delinquent loans as of December 31, 2019. The sequential increase in 90-day delinquencies is primarily due to seasonal delinquencies associated with loans that have annual (January 1st) and semi-annual (January 1st and July 1st) payment terms, which account for most of the loans in the Farm & Ranch portfolio. In addition, the sequential increase was driven by two commodity groups: (1) agricultural storage and processing, and (2) crops. The other commodity groups either experienced decreases or remained constant. The top ten borrower exposures over 90 days delinquent represented over half of the 90-day delinquencies as of March 31, 2020.

Farmer Mac's 90-day delinquencies have historically fluctuated from quarter to quarter, both in dollars and as a percentage of the outstanding Farm & Ranch portfolio, with higher levels generally observed at the end of the first and third quarters and lower levels generally observed at the end of the second and fourth quarters of each year as a result of the annual (January 1st) and semi-annual (January 1st and July 1st) payment terms of most Farm & Ranch loans. Farmer Mac believes that it remains adequately collateralized on its delinquent loans. The COVID-19 pandemic is expected to negatively impact our 90-day delinquency rate, but the full extent of the impact remains to be seen. Our 90-day delinquency rate, as of March 31, 2020, currently approximates Farmer Mac's historical average. In the near-term our delinquency rate is expected to exceed our historical average (which it did in third quarter 2017), due to the expected impact of the COVID-19 pandemic on the agricultural economy. Farmer Mac's average 90-day delinquency rate as a percentage of its Farm & Ranch portfolio over the last 15 years is approximately 1%. The highest 90-day delinquency rate observed during that period occurred in 2009 at approximately 2%, which coincided with increased delinquencies in loans within Farmer Mac's then-held ethanol loan portfolio that Farmer Mac no longer holds.

The following table presents historical information about Farmer Mac's 90-day delinquencies in the Farm & Ranch line of business compared to the unpaid principal balance of all Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs:

Table 25

	Farm & Ranch Line of Business	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
March 31, 2020	$7,811,594	$79,722	1.02%
December 31, 2019	7,776,950	60,954	0.78%
September 30, 2019	7,393,728	59,691	0.81%
June 30, 2019	7,291,352	28,045	0.38%
March 31, 2019	7,215,585	52,366	0.73%
December 31, 2018	7,233,971	26,881	0.37%
September 30, 2018	7,072,018	37,545	0.53%
June 30, 2018	7,045,397	43,076	0.61%
March 31, 2018	6,932,002	47,560	0.69%

Across all of Farmer Mac's lines of business, 90-day delinquencies represented 0.37% of total outstanding business volume as of March 31, 2020, compared to 0.29% as of December 31, 2019. The following table presents outstanding Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities and 90-day delinquencies as of March 31, 2020 by year of origination, geographic region, commodity/collateral type, original loan-to-value ratio, and range in the size of borrower exposure:

Table 26

Farm & Ranch 90-Day Delinquencies as of March 31, 2020
	Distribution of Farm & Ranch Line of Business	Farm & Ranch Line of Business	90-Day Delinquencies(1)	Percentage
	(dollars in thousands)
By year of origination:
2010 and prior	10%	$717,613	$6,198	0.86%
2011	2%	156,035	1,242	0.80%
2012	5%	403,866	1,377	0.34%
2013	8%	614,760	5,513	0.90%
2014	6%	504,681	4,974	0.99%
2015	9%	674,217	1,986	0.29%
2016	13%	1,021,637	21,618	2.12%
2017	15%	1,152,060	30,766	2.67%
2018	12%	943,163	4,498	0.48%
2019	16%	1,274,305	1,550	0.12%
2020	4%	349,257	—	0.12%
Total	100%	$7,811,594	$79,722	1.02%
By geographic region(2):
Northwest	12%	$964,613	$17,008	1.76%
Southwest	33%	2,592,832	16,713	0.64%
Mid-North	30%	2,328,418	28,813	1.24%
Mid-South	12%	951,290	5,753	0.60%
Northeast	5%	356,692	2,746	0.77%
Southeast	8%	617,749	8,689	1.41%
Total	100%	$7,811,594	$79,722	1.02%
By commodity/collateral type:
Crops	50%	$3,914,569	$34,995	0.89%
Permanent plantings	23%	1,779,827	14,286	0.80%
Livestock	19%	1,479,442	16,921	1.14%
Part-time farm	7%	543,289	655	0.12%
Ag. Storage and Processing	1%	87,591	12,865	14.69%
Other	—	6,876	—	—%
Total	100%	$7,811,594	$79,722	1.02%
By original loan-to-value ratio:
0.00% to 40.00%	18%	$1,368,472	$10,311	0.75%
40.01% to 50.00%	26%	2,034,994	39,677	1.95%
50.01% to 60.00%	34%	2,652,829	22,605	0.85%
60.01% to 70.00%	18%	1,402,053	7,019	0.50%
70.01% to 80.00%(3)	4%	336,142	—	—%
80.01% to 90.00%(3)	—%	17,104	110	0.64%
Total	100%	$7,811,594	$79,722	1.02%
By size of borrower exposure(4):
Less than $1,000,000	31%	$2,447,607	$15,333	0.63%
$1,000,000 to $4,999,999	36%	2,795,637	51,525	1.84%
$5,000,000 to $9,999,999	14%	1,067,904	—	—%
$10,000,000 to $24,999,999	11%	888,976	12,864	1.45%
$25,000,000 and greater	8%	611,470	—	—%
Total	100%	$7,811,594	$79,722	1.02%
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

Another indicator that Farmer Mac considers in analyzing the credit quality of its Farm & Ranch portfolio is the level of internally-rated "substandard" assets, both in dollars and as a percentage of the outstanding Farm & Ranch portfolio. Assets categorized as "substandard" have a well-defined weakness or weaknesses, and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected. As of March 31, 2020, Farmer Mac's substandard assets were $312.3 million (4.0% of the Farm & Ranch portfolio), compared to $310.0 million (4.0% of the Farm & Ranch portfolio) as of December 31, 2019. Those substandard assets were comprised of 355 loans as of March 31, 2020 and 353 loans as of December 31, 2019.

The increase of $2.3 million in substandard assets during first quarter 2020 reflected overall consistency in the credit quality of the portfolio as the amount of substandard assets remained constant as a percentage of the Farm & Ranch portfolio. The $2.3 million increase in substandard assets is reflective of overall business volume growth in the Farm & Ranch portfolio. The percentage of substandard assets within the portfolio is at the historical average.

Farmer Mac's average substandard assets as a percentage of its Farm & Ranch portfolio over the last 15 years is approximately 4%. Due to the COVID-19 pandemic, we believe that the substandard rate will rise above that historical average in the short-term. The full extent of the impact of the COVID-19 pandemic remains to be seen, and we will continue to monitor its impact on our substandard asset rate. The highest substandard asset rate observed during that period occurred in 2010 at approximately 8%, which coincided with an increase in substandard loans within Farmer Mac's then-held ethanol portfolio that Farmer Mac no longer holds. If Farmer Mac's substandard asset rate increases from current levels, it is likely that Farmer Mac's provision to the allowance for loan losses and the reserve for losses will also increase.

Although some credit losses are inherent to the business of agricultural lending, Farmer Mac believes that losses associated with the current agricultural credit cycle will be moderated by the strength and diversity of its portfolio, which Farmer Mac believes is adequately collateralized.

The following table presents the current loan-to-value ratios for the Farm & Ranch portfolio, as disaggregated by internally assigned risk ratings:

Table 27

Farm & Ranch current loan-to-value ratio by internally assigned risk rating as of March 31, 2020
	Acceptable	Special Mention	Substandard	Total
	(in thousands)
Current loan-to-value ratio(1):
0.00% to 40.00%	$2,556,424	$98,164	$91,622	$2,746,210
40.01% to 50.00%	1,937,767	119,123	74,370	2,131,260
50.01% to 60.00%	1,531,582	136,322	81,086	1,748,990
60.01% to 70.00%	808,115	48,104	26,472	882,691
70.01% to 80.00%	236,131	22,348	9,248	267,727
80.01% and greater	4,339	835	29,542	34,716
Total	$7,074,358	$424,896	$312,340	$7,811,594
(1)The current loan-to-value ratio is based on original appraised value (or most recently obtained appraisal, if available) and current outstanding loan amount adjusted to reflect loan amortization.

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Farm & Ranch loans purchased and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities as of March 31, 2020 by year of origination, geographic region, and commodity/collateral type.  The purpose of this information is to present information about realized losses relative to original Farm & Ranch purchases, guarantees, and commitments.

Table 28

Farm & Ranch Credit Losses Relative to Cumulative
Original Loans, Guarantees, and LTSPCs as of March 31, 2020
	Cumulative Original Loans, Guarantees and LTSPCs	Cumulative Net Credit Losses/(Recoveries)	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
2010 and prior	$15,324,437	$29,709	0.19%
2011	780,402	3,661	0.47%
2012	1,160,415	—	—%
2013	1,450,157	—	—%
2014	1,026,726	—	—%
2015	1,181,215	(516)	(0.04)%
2016	1,467,693	—	—%
2017	1,542,961	—	—%
2018	1,262,712	—	—%
2019	1,461,128	—	—%
2020	362,196		—%
Total	$27,020,042	$32,854	0.12%
By geographic region(1):
Northwest	$3,561,201	$11,191	0.31%
Southwest	9,579,965	8,126	0.08%
Mid-North	6,760,002	12,855	0.19%
Mid-South	3,204,244	(613)	(0.02)%
Northeast	1,543,065	323	0.02%
Southeast	2,371,565	972	0.04%
Total	$27,020,042	$32,854	0.12%
By commodity/collateral type:
Crops	$12,312,263	$2,887	0.02%
Permanent plantings	6,003,450	9,368	0.16%
Livestock	6,228,123	3,836	0.06%
Part-time farm	1,583,891	1,090	0.07%
Ag. Storage and Processing	737,698	15,673	2.12%
Other	154,617	—	—%
Total	$27,020,042	$32,854	0.12%
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

Table 29

	As of March 31, 2020
	Farm & Ranch Concentrations by Commodity Type within Geographic Region
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(dollars in thousands)
By geographic region(1):
Northwest	$440,421	$159,022	$271,682	$88,246	$5,182	$60	$964,613
	5.6%	2.0%	3.5%	1.1%	0.1%	—%	12.3%
Southwest	582,809	1,344,110	511,876	103,803	45,947	4,287	2,592,832
	7.5%	17.2%	6.6%	1.3%	0.6%	0.1%	33.3%
Mid-North	1,939,071	12,193	215,670	140,067	19,194	2,223	2,328,418
	24.8%	0.2%	2.8%	1.8%	0.2%	—%	29.8%
Mid-South	569,915	28,451	280,827	64,372	7,701	24	951,290
	7.3%	0.4%	3.6%	0.8%	0.1%	—%	12.2%
Northeast	151,737	63,691	64,412	73,141	3,711	—	356,692
	1.9%	0.8%	0.8%	1.0%	—%	—%	4.5%
Southeast	230,616	172,360	134,975	73,660	5,856	282	617,749
	3.0%	2.2%	1.7%	0.9%	0.1%	—%	7.9%
Total	$3,914,569	$1,779,827	$1,479,442	$543,289	$87,591	$6,876	$7,811,594
	50.1%	22.8%	19.0%	6.9%	1.1%	0.1%	100.0%
(1)Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Table 30

As of March 31, 2020
Farm & Ranch Cumulative Credit Losses by Origination Year and Commodity Type
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Total
(in thousands)
By year of origination:
2010 and prior	$3,427	$9,368	$3,836	$1,066	$12,012	$29,709
2011	—	—	—	—	3,661	3,661
2012	—	—	—	—	—	—
2013	—	—	—	—	—	—
2014	—	—	—	—	—	—
2015	(540)	—	—	24	—	(516)
2016	—	—	—	—	—	—
2017	—	—	—	—	—	—
2018	—	—	—	—	—	—
2019	—	—	—	—	—	—
2020	—	—	—	—	—	—
Total	$2,887	$9,368	$3,836	$1,090	$15,673	$32,854

Rural Utilities

Farmer Mac's direct credit exposure to Rural Utilities loans held and loans underlying LTSPCs as of March 31, 2020 was $2.4 billion across 43 states. For more information about Farmer Mac's underwriting and collateral valuation standards for Rural Utilities loans, see "Business—Farmer Mac's Lines of Business—Rural Utilities—Underwriting" in Farmer Mac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 25, 2020. As of March 31, 2020, there were no delinquencies in Farmer Mac's portfolio of Rural Utilities loans.

Farmer Mac has indirect credit exposure to Rural Utilities loans that secure AgVantage securities included in the Institutional Credit line of business. As of March 31, 2020, Farmer Mac had not experienced any credit losses on any AgVantage securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Institutional" for more information about Farmer Mac's credit risk on AgVantage securities.

Farmer Mac has never experienced a credit loss in its Rural Utilities line of business. Upon the adoption of the current expected credit loss accounting standard ("CECL") on January 1, 2020, we are now required to forecast and disclose our expected credit losses for the expected life of our Rural Utilities portfolio assets. To do this, Farmer Mac relies upon industry data purchased from ratings agencies as well as publicly available information as disclosed in the securities filings of other major lenders who serve this industry. Activity affecting the allowance for loan losses and reserve for losses is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Provision for and Release of Allowance for Loan Losses and Reserve for Losses."

Farmer Mac evaluates credit risk for these assets by reviewing a variety of borrower credit risk characteristics. These characteristics can include (but is not limited to) financial metrics, internal risk ratings, ratings assigned by ratings agencies, types of customers served, sources of power supply, and the regulatory environment.

The following table presents Farmer Mac’s portfolio of generation and transmission ("G&T") and distribution cooperative borrowers, as well as renewable energy loans, disaggregated by internally assigned risk ratings.

Table 31

	Rural Utilities portfolio by internally assigned risk rating as of March 31, 2020
	Acceptable	Special Mention	Substandard	Total
	(in thousands)
Distribution Cooperative	$1,918,153	$—	$5,014	$1,923,167
G&T Cooperative	442,442	—	—	442,442
Renewable Energy	19,802	—	—	19,802
Rural Utilities Total	$2,380,397	$—	$5,014	$2,385,411

For more information about the credit quality of Farmer Mac's Rural Utilities portfolio and the associated allowance for losses please refer to Notes 5 and 6 of the consolidated financial statements.

Other Considerations Regarding Credit Risk Related to Loans and Guarantees

The credit exposure on USDA Securities, including those underlying Farmer Mac Guaranteed USDA Securities, is guaranteed by the full faith and credit of the United States.  Therefore, Farmer Mac believes that we have little or no credit risk exposure in the USDA Guarantees line of business because of the USDA guarantee.  As of March 31, 2020, Farmer Mac had not experienced any credit losses on any business under the USDA Guarantees line of business and does not expect to incur any such losses in the future. Because we do not expect credit losses on this portfolio, Farmer Mac does not provide an allowance for losses on its portfolio of USDA Guaranteed Securities.

Farmer Mac requires most approved lenders to make representations and warranties about the conformity of eligible agricultural mortgage and Rural Utilities loans to Farmer Mac's standards, the accuracy of loan data provided to Farmer Mac, and other requirements related to the loans. Sellers who make these representations and warranties are responsible to Farmer Mac for breaches of those representations and warranties. Farmer Mac has the ability to require a seller to cure, replace, or repurchase a loan sold or transferred to Farmer Mac if any breach of a representation or warranty is discovered that was material to Farmer Mac's decision to purchase the loan or that directly or indirectly causes a default or potential loss on a loan sold or transferred by the seller to Farmer Mac. During the previous three years ended March 31, 2020, there have been no breaches of representations and warranties by sellers that resulted in Farmer Mac requiring a seller to cure, replace, or repurchase a loan. In addition to relying on the representations and warranties of sellers, Farmer Mac also underwrites the agricultural real estate mortgage loans (other than rural housing and part-time farm mortgage loans) and Rural Utilities loans on which it has direct credit exposure. For rural housing and part-time farm mortgage loans, Farmer Mac relies on representations and warranties from the seller that those loans conform to Farmer Mac's specified underwriting criteria without exception. For more information about Farmer Mac's loan eligibility requirements and underwriting standards, see "Business—Farmer Mac's Lines of Business—Farm & Ranch—Loan Eligibility," "Business—Farmer Mac's Lines of Business—Farm & Ranch—Underwriting and Collateral Valuation (Appraisal) Standards," "Business—Farmer Mac's Lines of Business—Rural Utilities—Loan Eligibility," and "Business—Farmer Mac's Lines of Business—Rural Utilities—Underwriting" in Farmer Mac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on February 25, 2020.

Under contracts with Farmer Mac and in consideration for servicing fees, Farmer Mac-approved servicers service loans in accordance with Farmer Mac's requirements. Servicers are responsible to Farmer Mac for serious errors in the servicing of those loans. If a servicer materially breaches the terms of its servicing agreement with Farmer Mac, such as failing to forward payments received or releasing collateral without Farmer Mac's consent, or experiences insolvency or bankruptcy, the servicer is responsible for any corresponding damages to Farmer Mac and, in most cases, Farmer Mac has the right to terminate the servicing relationship for a particular loan or the entire portfolio serviced by the servicer. Farmer Mac also can proceed against the servicer in arbitration or exercise any remedies available to it under law. During the previous three years ended March 31, 2020, Farmer Mac had not exercised any remedies or taken any formal action against any servicers. For more information about Farmer Mac's servicing requirements, see "Business—Farmer Mac's Lines of Business—Farm & Ranch—Servicing" and "Business—Farmer Mac's Lines of Business—Rural Utilities—Servicing" in Farmer Mac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 25, 2020.

Credit Risk – Institutional.  Farmer Mac is exposed to credit risk arising from its business relationships with other institutions, which include:

•issuers of AgVantage securities;
•approved lenders and servicers; and
•interest rate swap counterparties.

Farmer Mac approves AgVantage counterparties and manages institutional credit risk related to those AgVantage counterparties by requiring them to meet Farmer Mac's standards for creditworthiness for the particular counterparty type and transaction.  The required collateralization level is established when the AgVantage facility is entered into with the counterparty and does not change during the life of the AgVantage securities issued under the facility without Farmer Mac's consent. In AgVantage transactions, the corporate obligor is typically required to remove from the pool of pledged collateral any loan that becomes more than 30 days delinquent in the payment of principal or interest and to substitute an eligible loan that is current in payment to maintain the minimum required collateralization level.  Since the onset of the COVID-19 pandemic, Farmer Mac has approved and expects to continue to approve payment deferments on loans collateralizing AgVantage securities, allowing the AgVantage counterparty to keep these loans in its collateral pool without replacing them. The criteria currently in place for approving payment deferments for these loans is similar to the criteria Farmer Mac has established for loans in its Farm & Ranch portfolio that are affected by the COVID-19 pandemic.

In the event of a default on an AgVantage security, Farmer Mac would have recourse to the pledged collateral and have rights to the ongoing borrower payments of principal and interest. For Farm Equity AgVantage counterparties and smaller financial funds or entities, Farmer Mac also requires that the counterparty generally (1) maintain a higher collateralization level through lower loan-to-value ratio thresholds than required for traditional AgVantage securities and (2) comply with specified financial covenants for the life of the related AgVantage security to avoid default. For a more detailed description of AgVantage securities, see "Business—Farmer Mac's Lines of Business—Institutional Credit" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 25, 2020.

The unpaid principal balance of outstanding on-balance sheet AgVantage securities secured by loans eligible for the Farm & Ranch line of business totaled $5.6 billion as of March 31, 2020 and $5.5 billion as of December 31, 2019. The unpaid principal balance of on-balance sheet AgVantage securities secured by loans eligible for the Rural Utilities line of business totaled $3.1 billion as of March 31, 2020 and $2.9 billion as of December 31, 2019. The unpaid principal balance of outstanding off-balance sheet AgVantage securities totaled $7.6 million as of both March 31, 2020 and December 31, 2019. A $0.3 billion off-balance sheet AgVantage revolving line of credit facility was terminated during fourth quarter 2019.

The following table provides information about the issuers of AgVantage securities, as well as the required collateralization levels for those transactions as of March 31, 2020 and 2019:

Table 32

	As of March 31, 2020			As of December 31, 2019
Counterparty	Balance	Credit Rating	Required Collateralization	Balance	Credit Rating	Required Collateralization
	(dollars in thousands)
AgVantage:
CFC	$3,081,862	A	100%	$2,949,500	A	100%
MetLife	2,550,000	AA-	103%	2,550,000	AA-	103%
Rabo AgriFinance	2,325,000	None	110%	2,225,000	None	110%
Other(1)	459,358	None	106% to 125%	436,041	None	106% to 125%
Farm Equity AgVantage(2)	279,881	None	110%	279,705	None	110%
Total outstanding	$8,696,101			$8,440,246
(1)Consists of AgVantage securities issued by 6 different issuers as of both March 31, 2020 and December 31, 2019.
(2)Consists of AgVantage securities issued by 5 different issuers as of both March 31, 2020 and December 31, 2019.

Farmer Mac manages institutional credit risk related to lenders and servicers by requiring those institutions to meet Farmer Mac's standards for creditworthiness.  Farmer Mac monitors the financial condition of those institutions by evaluating financial statements and bank credit rating agency reports.  For more information about Farmer Mac's lender eligibility requirements, see "Business—Farmer Mac's Lines of Business—Farm & Ranch—Approved Lenders" and "Business—Farmer Mac's Lines of Business—Rural Utilities—Approved Lenders" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on February 25, 2020.

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

Credit Risk – Other Investments. As of March 31, 2020, Farmer Mac had $1.2 billion of cash and cash equivalents and $3.0 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's internal policies as well as the liquidity and investment regulations for Farmer Mac, which were issued by FCA and which establish criteria for investments that are eligible for Farmer Mac's investment portfolio, including limitations on asset class, dollar amount, issuer concentration, and credit quality. In addition to establishing a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize Farmer Mac's exposure to financial market volatility, preserve capital, and support Farmer Mac's access to the debt markets.

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

Farmer Mac's liquidity and investment regulations and internal policies also establish concentration limits, which are intended to limit exposure to any single entity, issuer, or obligor. Farmer Mac's liquidity and investment regulations limit Farmer Mac's total credit exposure to any single entity, issuer, or obligor of securities to 10% of Farmer Mac's regulatory capital ($83.4 million as of March 31, 2020). However, Farmer Mac's current policy limits this total credit exposure to 5% of its regulatory capital ($41.7 million as of March 31, 2020). These exposure limits do not apply to obligations of U.S. government agencies or GSEs, although Farmer Mac's current policy restricts investing more than 100% of regulatory capital in the senior non-convertible debt securities of any one GSE.

Although the Liquidity and Investments Regulations do not establish limits on the maximum amount, expressed as a percentage of Farmer Mac's investment portfolio, that can be invested in each eligible asset class, Farmer Mac's internal policies set forth asset class limits as part of Farmer Mac's overall risk management framework.

Interest Rate Risk.  Farmer Mac is subject to interest rate risk on all assets retained on its balance sheet because of timing differences in the cash flows of the assets and related liabilities.  This risk is primarily related to loans, loan participation interests, Farmer Mac Guaranteed Securities, and USDA Securities due to the ability of borrowers to prepay their loans before the scheduled maturities.  Cash flow mismatches in a changing interest rate environment can reduce the earnings of Farmer Mac if assets prepay sooner than expected and the resulting cash flows must be reinvested in lower-yielding investments when Farmer Mac's funding costs cannot be correspondingly reduced. Alternatively, Farmer Mac could see a drop in income if assets repay more slowly than expected in a rising interest rate environment and the associated debt must be replaced by higher-cost debt.

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

Farmer Mac's $1.2 billion of cash and cash equivalents mature within three months and are funded with discount notes having similar maturities. As of March 31, 2020, $2.8 billion of the $3.0 billion of investment securities (94%) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year. Those securities are funded with effectively floating rate debt that closely matches the rate adjustment dates of the associated investments.

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

The following schedule summarizes the results of Farmer Mac's MVE and NES sensitivity analysis as of March 31, 2020 and December 31, 2019 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

Table 33

	Percentage Change in MVE from Base Case
Interest Rate Scenario(1)	As of March 31, 2020	As of December 31, 2019
+100 basis points	8.6%	2.7%
-100 basis points	(0.6)%	(8.4)%

	Percentage Change in NES from Base Case
Interest Rate Scenario(1)	As of March 31, 2020	As of December 31, 2019
+100 basis points	4.4%	0.8%
-100 basis points	(0.1)%	0.1%
(1)The Down 100 basis points shock scenario was replaced with a proportional shock relative to 50% of the 3-month Treasury bill rate, with the approval of the Financial Risk Committee of the Board of Directors.

As of March 31, 2020, Farmer Mac's effective duration gap was negative 3.3 months, compared to negative 2.5 months as of December 31, 2019. Interest rates declined significantly during the first quarter of 2020. This rate movement reduced the duration of Farmer Mac's assets relative to its liabilities, thereby widening Farmer Mac's duration gap.

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

As of March 31, 2020, Farmer Mac had $15.0 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to thirty years, of which $5.9 billion were pay-fixed interest rate swaps, $6.2 billion were receive-fixed interest rate swaps, and $2.9 billion were basis swaps.

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

As discussed in Note 4 to the consolidated financial statements, all financial derivatives are recorded on the balance sheet at fair value as derivative assets or as derivative liabilities. Changes in the fair values of financial derivatives are reported in "Losses on financial derivatives" in the consolidated statements of operations. For financial derivatives designated in fair value hedge accounting relationships, changes in the fair values of the hedged items related to the risk being hedged are reported in "Net interest income" in the consolidated statements of operations. Interest accruals on derivatives designated in fair value hedge accounting relationships are also recorded in "Net interest income" in the consolidated statements of operations. For financial derivatives designated in cash flow hedge accounting relationships, the unrealized gain or loss on the derivative is recorded in other comprehensive income. Because the hedging instrument is an interest rate swap and the hedged forecasted transactions are future interest payments on variable rate debt, amounts recorded in accumulated other comprehensive income are reclassified to "Total interest expense" in conjunction with the recognition of interest expense on the debt. All of Farmer Mac's financial derivatives transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty. As of March 31, 2020 and December 31, 2019, Farmer Mac had no uncollateralized net exposures.

Re-funding and repricing risk

In addition to being exposed to the risk of asset and liability cash flow mismatches, Farmer Mac is exposed to the risk related to changes in its cost of funds relative to floating rate market indexes (such as LIBOR) on many of the floating rate assets it holds. This exposure is referred to as "re-funding and repricing risk." Re-funding and repricing risk arises from the potential changes in funding costs when Farmer Mac funds floating rate, or synthetic floating rate, assets with floating rate liabilities with shorter maturities. Changes in Farmer Mac's funding costs relative to the benchmark rate to which the assets are indexed can cause changes to net interest income from funding those assets.

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

As of March 31, 2020, Farmer Mac held $6.8 billion of floating rate assets in its lines of business and its investment portfolio that reset based on floating rate market indexes, primarily one-month and three-month LIBOR. As of the same date, Farmer Mac also had $5.9 billion of interest rate swaps outstanding where Farmer Mac pays a fixed rate of interest and receives a floating rate of interest.

Throughout the first quarter 2020, Farmer Mac's funding relative to LIBOR remained stable with spreads comparable to historical averages. Farmer Mac regularly adjusts its funding strategies to mitigate the effects of spread variability from time to time and seeks to maintain an effective funding cost in the context of its overall liability management and liquidity management strategies.

Discontinuation of LIBOR

As described in "Risk Factors—Market Risk" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 25, 2020, Farmer Mac faces risks associated with the reform, replacement, or discontinuation of the LIBOR benchmark interest rate and the transition to an alternative benchmark interest rate. We are currently evaluating the potential effect on our business of the replacement of the LIBOR benchmark interest rate, including the possibility of replacement benchmark interest rates. As of March 31, 2020, Farmer Mac held $5.5 billion of floating rate assets in its lines of business and its investment portfolio, had issued $4.1 billion of floating rate debt, and had entered into $14.8 billion notional amount of interest rate swaps, each of which reset based on LIBOR. In addition, our Non-Cumulative Series C Preferred Stock currently pays a fixed rate of interest until July 17, 2024. It becomes redeemable at our option on July 18, 2024 and thereafter pays interest at a floating rate equal to three-month LIBOR plus 3.260%. The market transition away from LIBOR and towards an alternative benchmark interest rate that may be developed is expected to be complicated and may require the development of term and credit adjustments to accommodate for differences between the benchmark interest rates. The transition may also result in different financial performance for previously booked transactions, require different hedging strategies, or require renegotiation of previously booked transactions. As of March 31, 2020, we have issued $1.0 billion in medium-term notes based on the Secured Overnight Financing Rate (SOFR), a potential alternative benchmark interest rate.

Liquidity and Capital Resources

Farmer Mac's primary sources of funds to meet its liquidity and funding needs are the proceeds of its debt issuances, guarantee and commitment fees, net effective spread, loan repayments, and maturities of AgVantage securities. Farmer Mac regularly accesses the capital markets for funding, and Farmer Mac has maintained access to the capital markets at favorable rates through first quarter 2020. Farmer Mac funds its purchases of eligible loan assets, USDA Securities, Farmer Mac Guaranteed Securities, and investment assets and finances its operations primarily by issuing debt obligations of various maturities in the public capital markets. As of March 31, 2020, Farmer Mac had outstanding discount notes of $2.6 billion, medium-term notes that mature within one year of $8.6 billion, and medium-term notes that mature after one year of $9.5 billion.

Assuming continued access to the capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac also has a contingency funding plan to manage unanticipated disruptions in its access to the capital markets. That plan involves borrowing through repurchase agreement arrangements and the sale of liquid assets. Farmer Mac must maintain a minimum of 90 days of liquidity under its liquidity and investment regulations. Under the methodology for calculating available days of liquidity prescribed by those regulations, Farmer Mac maintained an average of 183 days of liquidity during first quarter 2020 and had 202 days of liquidity as of March 31, 2020. ALCO regularly reviews Farmer Mac's liquidity position and ensures the required minimums are maintained.

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
•money market instruments;
•diversified investment funds;
•asset-backed securities;
•corporate debt securities; and
•mortgage-backed securities.

The following table presents these assets as of March 31, 2020 and December 31, 2019:

Table 34

	As of March 31, 2020	As of December 31, 2019
	(in thousands)
Cash and cash equivalents	$1,231,585	$604,381
Investment securities:
Guaranteed by U.S. Government and its agencies	1,669,231	1,842,640
Guaranteed by GSEs	1,320,237	1,143,323
Asset-backed securities	16,745	18,912
Total	$4,237,798	$3,609,256

The increase in the investment portfolio since December 31, 2019 was to provide a greater level of liquidity in response to the COVID-19 pandemic, to prepare for the possibility of future volatility in the debt capital markets, and to support program asset growth as the overall funding needs for the balance sheet increased.

Capital Requirements. Farmer Mac is subject to the following statutory capital requirements – minimum, critical, and risk-based. Farmer Mac must comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of March 31, 2020, Farmer Mac was in compliance with its statutory capital requirements and was classified as within "level I" (the highest compliance level).

In accordance with FCA's rule on capital planning, Farmer Mac's board of directors has adopted a policy for maintaining a sufficient level of "Tier 1" capital (consisting of retained earnings, paid-in capital, common stock, and qualifying preferred stock). That policy restricts Tier 1-eligible dividends and any discretionary bonus payments if Tier 1 capital falls below specified thresholds. As of March 31, 2020 and December 31, 2019, Farmer Mac's Tier 1 capital ratio was 12.6% and 12.9%, respectively. The decrease in our Tier 1 capital ratio was due to the fact that growth in risk-weighted assets outpaced capital growth during first quarter 2020. As of March 31, 2020, Farmer Mac was in compliance with its capital adequacy policy. Farmer Mac does not expect its compliance on an ongoing basis with FCA's rule on capital planning, including Farmer Mac's policy on Tier 1 capital, to materially affect Farmer Mac's operations or financial condition.

For more information about the capital requirements applicable to Farmer Mac, its capital adequacy policy, and FCA's rule on capital planning, see "Business—Government Regulation of Farmer Mac—Capital Standards" in Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 25, 2020. See Note 8 to the consolidated financial statements for more information about Farmer Mac's capital position.

Regulatory Matters

In response to the economic effects of the COVID-19 pandemic, FCA has issued regulatory guidance to encourage Farmer Mac to work with its lending and servicing partners in approving servicing actions for borrowers impacted by COVID-19, including working with other Farm Credit System institutions on approvals for loans to which statutory borrower rights are attached (primarily in LTSPCs). FCA also provided guidance about under what circumstances loans with approved servicing actions due exclusively to the economic effects of the COVID-19 pandemic should not be classified as nonaccrual or troubled debt restructurings.

Also in response to the COVID-19 pandemic, Congress passed a series of measures, including the CARES Act on March 27, 2020, which provided over $2 trillion in economic stimulus to support various aspects of the U.S. economy. The CARES Act contained a $9.5 billion emergency fund for the USDA aimed toward providing help to livestock, dairy, and produce providers who sell locally. It also included a $14 billion replenishment of the Commodity Credit Corporation ("CCC"), a line of credit at the U.S. Treasury Department that USDA uses primarily to help crop growers. Most recently, USDA used the CCC to create the Market Facilitation Program that provided farmers and ranchers with direct payments to offset losses related to trade issues in 2018 and 2019.

On April 17, 2020, USDA announced that it would use $19 billion of the CARES Act funding for the Coronavirus Food Assistance Program ("CFAP"). The CFAP is intended to provide $16 billion in direct support to farmers and ranchers based on actual losses from disruptions to prices and market supply chains and for projected impacts to marketing costs resulting from lost demand and short-term oversupply for the 2020 marketing year caused by the coronavirus. As part of the CFAP, USDA also announced that it would purchase $3 billion in fresh produce, dairy, and meat. These purchases are aimed at propping up commodity prices while providing commodities to food banks, community and faith based organizations, and other non-profits serving Americans in need.

The Agricultural Improvement Act of 2018, known as the "Farm Bill," was signed into law on December 20, 2018 and required FCA to prepare a study analyzing Farmer Mac's loan risk and capital requirements compared to those of Farm Credit System banks and associations and assessing the feasibility of increasing the acreage limitation securing loans of a maximum threshold amount from 1,000 acres to 2,000 acres. FCA submitted its assessment to Congress on June 18, 2019, concluding that increasing the acreage exception from 1,000 to 2,000 acres is feasible, would not raise any safety and soundness concerns, and would provide additional farming operations unconstrained access to Farmer Mac’s secondary market. Accordingly, the acreage exception will increase to 2,000 acres on June 18, 2020, meaning that the statutory loan amount limitation will not apply to Farm & Ranch loans secured by 2,000 acres of agricultural real estate or less. Farmer Mac will continue to evaluate this future increase in the acreage limitation to determine the potential benefits to Farmer Mac's customers and the related effects on our business.

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

Other Matters

The expected effects of recently issued accounting pronouncements on the consolidated financial statements are presented in Note 1(d) to the consolidated financial statements.

Supplemental Information

The following tables present quarterly and annual information about new business volume, repayments, and outstanding business volume:

Table 35

New Business Volume
	Farm & Ranch		USDA Guarantees	Rural Utilities	Institutional Credit
	Loans	LTSPCs	USDA Securities	Loans	AgVantage	Total
	(in thousands)
For the quarter ended:
March 31, 2020	$401,853	$73,674	$147,906	$152,668	$560,395	$1,336,496
December 31, 2019	602,750	65,614	143,565	102,900	371,075	1,285,904
September 30, 2019	309,805	125,022	113,664	117,279	402,611	1,068,381
June 30, 2019	248,152	57,321	118,335	105,000	659,447	1,188,255
March 31, 2019	203,156	91,215	57,223	546,198	825,417	1,723,209
December 31, 2018	285,008	80,840	90,297	3,000	585,814	1,044,959
September 30, 2018	192,628	64,100	116,339	—	1,085,953	1,459,020
June 30, 2018	224,101	126,066	129,960	—	825,203	1,305,330
March 31, 2018	259,111	159,065	123,525	8,645	813,337	1,363,683

For the year ended:
December 31, 2019	$1,363,863	$339,172	$432,787	$871,377	$2,258,550	$5,265,749
December 31, 2018	960,848	430,071	460,121	11,645	3,310,307	5,172,992

Table 36

Repayments of Assets by Line of Business
	Farm & Ranch			USDA Guarantees	Rural Utilities		Institutional Credit
	Loans	Guaranteed Securities	LTSPCs	USDA Securities	Loans	LTSPCs	AgVantage	Total
	(in thousands)
For the quarter ended:
Scheduled	$128,768	$6,132	$50,393	$43,069	$34,235	$13,593	$304,540	$580,730
Unscheduled	191,260	3,888	60,442	78,806	—	—	—	334,396
March 31, 2020	$320,028	$10,020	$110,835	$121,875	$34,235	$13,593	$304,540	$915,126

Scheduled	$57,488	$4,737	$39,878	$25,142	$10,317	$10,551	$656,095	$804,208
Unscheduled	105,671	3,247	74,121	66,011	34,063	—	13,000	296,113
December 31, 2019	$163,159	$7,984	$113,999	$91,153	$44,380	$10,551	$669,095	$1,100,321

Scheduled	$97,421	$3,095	$22,713	$27,853	$31,656	$8,692	$441,575	$633,005
Unscheduled	129,676	2,663	76,883	39,442	—	—	1,088	249,752
September 30, 2019	$227,097	$5,758	$99,596	$67,295	$31,656	$8,692	$442,663	$882,757

Scheduled	$39,879	$3,758	$58,779	$38,676	$6,951	$17,092	$612,964	$778,099
Unscheduled	64,912	3,399	58,979	43,044	—	—	—	170,334
June 30, 2019	$104,791	$7,157	$117,758	$81,720	$6,951	$17,092	$612,964	$948,433

Scheduled	$112,973	$5,843	$74,054	$41,266	$31,492	$7,660	$470,812	$744,100
Unscheduled	67,608	1,798	50,482	46,798	24,448	—	5,587	196,721
March 31, 2019	$180,581	$7,641	$124,536	$88,064	$55,940	$7,660	$476,399	$940,821

Scheduled	$36,006	$8,331	$35,682	$24,793	$6,321	$16,062	$568,277	$695,472
Unscheduled	56,299	9,257	33,319	21,135	20,538	—	—	140,548
December 31, 2018	$92,305	$17,588	$69,001	$45,928	$26,859	$16,062	$568,277	$836,020

Scheduled	$73,476	$5,677	$21,742	$28,135	$25,640	$8,286	$1,102,798	$1,265,754
Unscheduled	77,492	4,562	47,159	35,068	3,476	—	9,760	177,517
September 30, 2018	$150,968	$10,239	$68,901	$63,203	$29,116	$8,286	$1,112,558	$1,443,271

Scheduled	$33,075	$8,391	$31,067	$36,983	$353	$8,699	$759,223	$877,791
Unscheduled	86,426	8,273	69,539	66,601	51,306	—	—	282,145
June 30, 2018	$119,501	$16,664	$100,606	$103,584	$51,659	$8,699	$759,223	$1,159,936

Scheduled	$110,733	$14,085	$70,057	$40,811	$26,507	$—	$392,310	$654,503
Unscheduled	73,502	4,929	81,204	43,189	14,952	120,022	—	337,798
March 31, 2018	$184,235	$19,014	$151,261	$84,000	$41,459	$120,022	$392,310	$992,301

For the year ended:
Scheduled	$307,761	$17,433	$195,424	$132,937	$80,416	$43,995	$2,181,446	$2,959,412
Unscheduled	367,867	11,107	260,465	195,295	58,511	—	19,675	912,920
December 31, 2019	$675,628	$28,540	$455,889	$328,232	$138,927	$43,995	$2,201,121	$3,872,332

Scheduled	$253,290	$36,484	$158,548	$130,722	$58,821	$33,047	$2,822,608	$3,493,520
Unscheduled	293,719	27,021	231,221	165,993	90,272	120,022	9,760	938,008
December 31, 2018	$547,009	$63,505	$389,769	$296,715	$149,093	$153,069	$2,832,368	$4,431,528

Table 37

Lines of Business - Outstanding Business Volume
	Farm & Ranch			USDA Guarantees	Rural Utilities		Institutional Credit
	Loans	Guaranteed Securities	LTSPCs	USDA Securities	Loans	LTSPCs	AgVantage	Total
	(in thousands)
As of:
March 31, 2020	$5,358,382	$97,302	$2,355,910	$2,646,206	$1,789,726	$595,685	$8,696,101	$21,539,312
December 31, 2019	5,276,557	107,322	2,393,071	2,620,175	1,671,293	609,278	8,440,246	21,117,942
September 30, 2019	4,836,966	115,306	2,441,456	2,567,763	1,612,773	619,829	8,738,266	20,932,359
June 30, 2019	4,754,258	121,064	2,416,030	2,521,394	1,527,150	628,521	8,778,318	20,746,735
March 31, 2019	4,610,897	128,221	2,476,467	2,484,779	1,429,101	645,613	8,731,835	20,506,913
December 31, 2018	4,588,322	135,862	2,509,787	2,515,620	938,843	653,273	8,382,817	19,724,524
September 30, 2018	4,420,619	287,594	2,363,805	2,471,251	962,702	669,335	8,365,280	19,540,586
June 30, 2018	4,378,958	297,833	2,368,606	2,418,115	991,819	677,621	8,391,885	19,524,837
March 31, 2018	4,274,359	314,497	2,343,146	2,391,739	1,043,477	686,320	8,325,905	19,379,443

Table 38

On-Balance Sheet Outstanding Business Volume
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
March 31, 2020	$10,296,598	$2,818,869	$4,996,478	$18,111,945
December 31, 2019	10,045,712	2,863,199	4,702,577	17,611,488
September 30, 2019	9,642,802	2,850,000	4,549,689	17,042,491
June 30, 2019	9,446,117	2,825,151	4,601,917	16,873,185
March 31, 2019	9,206,082	2,720,639	4,643,506	16,570,227
December 31, 2018	8,325,347	2,717,505	4,705,169	15,748,021
September 30, 2018	7,945,007	2,629,612	4,986,987	15,561,606
June 30, 2018	7,551,149	2,594,399	5,398,021	15,543,569
March 31, 2018	7,507,581	2,498,985	5,432,923	15,439,489

The following table presents the quarterly net effective spread (a non-GAAP measure) by segment:

Table 39

	Net Effective Spread by Line of Business
	Farm & Ranch		USDA Guarantees		Rural Utilities		Institutional Credit		Corporate		Net Effective Spread
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
For the quarter ended:
March 31, 2020(1)	$14,938	1.64%	$4,625	0.81%	$4,920	1.14%	$17,702	0.84%	$1,978	0.21%	$44,163	0.89%
December 31, 2019	16,374	1.90%	4,363	0.78%	4,871	1.17%	18,008	0.85%	2,375	0.27%	45,991	0.95%
September 30, 2019	13,181	1.66%	4,314	0.79%	4,502	1.16%	17,807	0.84%	2,657	0.30%	42,461	0.90%
June 30, 2019	13,335	1.72%	4,097	0.76%	3,996	1.10%	17,371	0.82%	2,556	0.34%	41,355	0.91%
March 31, 2019(1)	12,737	1.70%	3,964	0.74%	3,233	1.12%	16,373	0.79%	2,494	0.35%	38,801	0.89%
December 31, 2018	13,288	1.79%	4,630	0.85%	2,833	1.19%	15,751	0.80%	2,353	0.36%	38,855	0.93%
September 30, 2018	13,887	1.91%	4,627	0.86%	2,877	1.18%	15,642	0.78%	2,044	0.30%	39,077	0.93%
June 30, 2018	13,347	1.86%	4,398	0.83%	2,923	1.15%	15,220	0.76%	274	0.04%	36,162	0.86%
March 31, 2018	12,540	1.80%	4,400	0.82%	2,950	1.12%	14,824	0.78%	2,387	0.36%	37,101	0.91%
(1)See Note 10 to the consolidated financial statements for a reconciliation of GAAP net interest income by line of business to net effective spread by line of business for the three months ended March 31, 2020 and 2019.

The following table presents quarterly core earnings (a non-GAAP measure) reconciled to net income attributable to common stockholders:

Table 40

	Core Earnings by Quarter End
	March 2020	December 2019	September 2019	June 2019	March 2019	December 2018	September 2018	June 2018	March 2018
	(in thousands)
Revenues:
Net effective spread	$44,163	$45,991	$42,461	$41,355	$38,801	$38,855	$39,077	$36,162	$37,101
Guarantee and commitment fees	4,896	5,432	5,208	5,276	5,419	5,309	5,170	5,171	5,083
Other	674	100	389	777	509	(129)	110	111	428
Total revenues	49,733	51,523	48,058	47,408	44,729	44,035	44,357	41,444	42,612

Credit related expense/(income):
Provision for/(release of) losses	3,831	2,851	623	420	(393)	166	(3)	582	(410)
REO operating expenses	—	—	—	64	—	—	—	—	16
(Gains)/losses on sale of REO	(485)	—	—	—	—	—	41	(34)	—
Total credit related expense/(income)	3,346	2,851	623	484	(393)	166	38	548	(394)

Operating expenses:
Compensation and employee benefits	10,127	6,732	7,654	6,770	7,606	7,167	6,777	6,936	6,654
General and administrative	5,363	5,773	5,253	4,689	4,596	5,829	4,350	5,202	4,326
Regulatory fees	725	725	688	687	688	687	625	625	625
Total operating expenses	16,215	13,230	13,595	12,146	12,890	13,683	11,752	12,763	11,605

Net earnings	30,172	35,442	33,840	34,778	32,232	30,186	32,567	28,133	31,401
Income tax expense	6,598	7,526	7,018	7,351	6,715	6,431	6,891	5,477	6,259
Preferred stock dividends	3,431	3,432	3,427	3,785	3,296	3,296	3,295	3,296	3,295
Core earnings	$20,143	$24,484	$23,395	$23,642	$22,221	$20,459	$22,381	$19,360	$21,847

Reconciling items:
Gains/(losses) on undesignated financial derivatives due to fair value changes	(6,484)	4,469	(7,117)	10,485	2,240	(96)	3,625	6,709	(2,279)
(Losses)/gains on hedging activities due to fair value changes	(5,925)	(220)	(4,535)	(1,438)	(2,817)	(853)	1,051	1,687	2,564
Unrealized gains/(losses) on trading assets	106	172	49	61	44	57	(3)	11	16
Amortization of premiums/discounts and deferred gains on assets consolidated at fair value	3	40	(7)	(139)	(16)	67	(38)	196	(686)
Net effects of terminations or net settlements on financial derivatives	(1,300)	1,339	232	(592)	110	(312)	546	232	1,242
Issuance costs on the retirement of preferred stock	—	—	—	(1,956)	—	—	—	—	—
Income tax effect related to reconciling items	2,856	(1,218)	2,389	(1,759)	92	238	(1,088)	(1,855)	(180)
Net income attributable to common stockholders	$9,399	$29,066	$14,406	$28,304	$21,874	$19,560	$26,474	$26,340	$22,524

Item 3.Quantitative and Qualitative Disclosures About Market Risk

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

Item 4.Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (“Exchange Act”), including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Farmer Mac's management on a timely basis to allow decisions about required disclosure. Management, including Farmer Mac's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Farmer Mac's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2020.
Farmer Mac carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Farmer Mac's disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

PART II

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors

The risk factors in this section update and supplement the risk factors described in "Risk Factors" in Part I, Item 1A of Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 ("2019 Form 10-K"), as filed with the SEC on February 25, 2020, and as updated by Farmer Mac's Current Report on Form 8-K filed with the SEC on April 6, 2020. In addition to the other information in this report, you should carefully consider all of the risk factors discussed in the 2019 Form 10-K and below. The primary risks to our business and how we seek to manage those risks are also described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management," in the 2019 Form 10-K and in this report. The COVID-19 pandemic has heightened some of the risks Farmer Mac normally faces in operating its business, and Farmer Mac's risk factor disclosures are qualified by the information relating to the COVID-19 pandemic and related effects described in this report, including the updated risk factors below. The risks we face could materially affect our business, operations, operating results, financial condition, liquidity, capital levels, or future results and could cause our actual results to differ materially from our past results or the results contemplated by any forward-looking statements we make.

Farmer Mac’s efforts to manage and mitigate these risk factors may be unsuccessful, and the effectiveness of these efforts and the extent to which the COVID-19 pandemic affects Farmer Mac’s business, results of operations, and financial condition will depend on factors beyond its control, including: the duration, severity, and spread of the pandemic; third-party and government actions taken to contain COVID-19 or treat its impact and mitigate public health and economic effects; the nature and extent of the deferments approved for borrowers negatively affected by COVID-19; the behavior of agricultural producer borrowers in response to the COVID-19 pandemic and how quickly and to what extent affected borrowers can recover from the negative economic impact of the pandemic; and how quickly and to what extent normal economic and operating conditions can resume, including whether any future COVID-19 outbreaks interrupt economic recovery. Even after the COVID-19 pandemic is over, Farmer Mac may continue to experience material adverse effects to its business as a result of the disruption in the global economy, the domestic agricultural economy, and any resulting recession. Because there have been no comparable recent global pandemics that resulted in similar global macroeconomic impact, Farmer Mac does not yet know the full extent of the effects on its business, operations, or the global economy as a whole, but they could materially and adversely affect Farmer Mac’s business, operations, operating results, financial condition, liquidity, or capital levels as discussed in more detail below.

The effects of the COVID-19 pandemic are uncertain and could have a material adverse effect on Farmer Mac's business, operations, operating results, financial condition, liquidity, or capital levels.

The COVID-19 pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans and restrictions, shelter in place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. The scope, duration, and full effects of COVID-19 remain uncertain, but it is clear that the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, increased economic and market uncertainty, and disrupted trade and supply chains, and may continue to do so for the foreseeable future. Although Farmer Mac has not observed a material effect on its business from the effects of the COVID-19 pandemic, if these effects continue for a protracted period or result in sustained economic stress or recession, many of the risks identified in Farmer Mac’s 2019 Form 10-K could be exacerbated and could manifest in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, and human capital, possibly with materially greater material adverse effect than Farmer Mac currently anticipates.

The effects of the COVID-19 pandemic may negatively affect counterparties’ profitability and ability to repay their loans and other obligations in Farmer Mac’s portfolio, which could have a material adverse effect on Farmer Mac’s financial condition, results of operations, liquidity, or capital levels.

Farmer Mac assumes the ultimate credit risk of borrower defaults on its agricultural mortgage and rural utilities loan assets, including AgVantage securities, and Farmer Mac's earnings depend significantly on their performance. Farmer Mac recognizes that the COVID-19 pandemic may create significant stress for agricultural and rural borrowers because of disruptions to employees, markets, transportation, and other factors important to their operations. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in Farmer Mac's portfolio or defaults by AgVantage counterparties, Farmer Mac could incur significant credit losses, particularly if conditions cause land and asset values to deteriorate and the available collateral is insufficient to cover Farmer Mac's exposure, which likely would have a material adverse effect on Farmer Mac's financial condition, results of operations, liquidity, or capital levels.

Concentrated exposure to a particular borrower or AgVantage counterparty may exacerbate the credit risk Farmer Mac faces from the effects of the COVID-19 pandemic, which could materially and adversely affect its business, operating results, or financial condition.

Farmer Mac may be subject to credit risk due to concentrated exposure to a particular borrower. Farmer Mac’s Farm & Ranch portfolio consists of loans varying in size and by borrower, including large exposures ($25 million or more) to individual borrowers. The default of any one of these borrowers due to the effects of the COVID-19 pandemic could negatively affect Farmer Mac's financial condition. Farmer Mac also has concentrated exposures to individual business counterparties on AgVantage securities, which are general obligations of institutional counterparties secured by eligible loans held by the issuing institution. Although AgVantage securities are collateralized by eligible loans in a principal amount equal to or greater than the principal amount of the securities outstanding, Farmer Mac could suffer losses if the counterparty defaults and the market value of the loan collateral has declined, whether due to the negative effects of the COVID-19 pandemic or otherwise. If an AgVantage counterparty experiences stress in its loan collateral portfolio due to increased borrower defaults, whether from the effects of the COVID-19 pandemic or otherwise, it may also increase the likelihood of the AgVantage counterparty defaulting. Taking possession of the loan collateral upon a default by the AgVantage counterparty could also result in higher current expected credit losses for Farmer Mac's loans held on balance sheet, as well as increased capital requirements, particularly if those loans are experiencing default or stress due to COVID-19. Most of Farmer Mac's AgVantage exposure is concentrated in a small number of issuers. As of March 31, 2020, $8.0 billion of the $8.7 billion of AgVantage securities outstanding had been issued by three counterparties. A default by any of these counterparties could have a significant adverse effect on Farmer Mac's business, operating results, or financial condition.

Disruptions in the food supply chain due to the COVID-19 pandemic could have a negative effect on borrowers' profitability and repayment capacity, which could have a material adverse effect on Farmer Mac's financial condition, results of operations, liquidity, or capital levels.

The COVID-19 pandemic has caused and may continue to cause restrictions and closures of businesses, including agricultural producers, as employers and government authorities respond to the public health crisis. Not only could these restrictions and closures affect the profitability of the businesses experiencing them, but the corresponding disruptions in the supply chain may also put downward pressure on the demand for agricultural commodities and products and negatively affect the profitability of those producers. Borrowers who have loans in Farmer Mac's portfolio and who are experiencing negative effects on their profitability from restrictions or closures or from supply chain disruptions may also experience challenges in their ability to repay those loans. These effects may be exacerbated the longer these conditions continue. Widespread and prolonged restrictions, closures, and supply chain disruptions due to the COVID-19 pandemic that negatively affect agricultural producers could lead to significant delinquencies and defaults in Farmer Mac's loan portfolio, which could have a material adverse effect on Farmer Mac's financial condition, results of operations, liquidity, or capital levels.

A large number of loan payment deferments resulting from the COVID-19 pandemic could have a material adverse effect on Farmer Mac's financial condition, results of operations, liquidity, or capital levels.

As the negative economic conditions triggered by the COVID-19 pandemic continue, Farmer Mac has observed an increase in payment deferment requests from loan servicers on behalf of borrowers to help them avoid default on their loans, and we expect those requests to continue to increase. For more information on Farmer Mac's Farm & Ranch payment deferments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans & Guarantees." Farmer Mac funds these loans through its issuance of debt in the capital markets. If Farmer Mac approves a significant volume of deferment requests for loans held in its portfolio, it will receive diminished or no income on these loans for a period of time while still having required debt payments, which could materially and adversely affect Farmer Mac's financial condition, results of operations, liquidity, or capital levels. Deferment requests may also come from borrowers whose loans collateralize securities on which Farmer Mac has guaranteed timely payment of principal and interest. If Farmer Mac approves a significant volume of deferment requests for loans collateralizing these guaranteed securities, Farmer Mac will be required to make guarantee payments to the holders of many of these securities, or may elect to repurchase the loans from the pools collateralizing these securities, either of which could materially and adversely affect Farmer Mac's financial condition, results of operations, liquidity, or capital levels. As of the date of this report, Farmer Mac was not subject to any legislative or regulatory requirements or directives that would require forbearance of loan payments for a specified time or that would limit its ability to pursue all available remedies in the event of a loan default, but there is no assurance that such measures will not be implemented in the future. If Farmer Mac became subject to a regulatory requirement to forgive, forbear, or defer all or part of borrowers' loan payments due to the effects of the COVID-19 pandemic, Farmer Mac's volume of payment deferments could significantly increase, which could have a material adverse effect on Farmer Mac's financial condition, results of operations, liquidity, or capital levels.

The effects of the COVID-19 pandemic may affect the demand for Farmer Mac’s secondary market, the price or marketability of Farmer Mac’s products, and Farmer Mac’s ability to offer its products and services, which could materially and adversely affect Farmer Mac's business, operating results, financial condition, or capital levels.

The success of Farmer Mac's business may be affected by a variety of external factors that may affect the price or marketability of Farmer Mac's products and services, including disruptions in the capital markets, changes in interest rates that may increase Farmer Mac's funding costs, and reduced demand for Farmer Mac’s products due to economic conditions. The effects of COVID-19 on economic activity could negatively affect the demand for or profitability of Farmer Mac’s products and services by farmers, ranchers, rural utilities, and their lenders, which could materially and adversely affect Farmer Mac’s business, operating results, financial condition, or capital levels.

Disruptions in the equity and debt capital markets from the COVID-19 pandemic could have a material adverse effect on Farmer Mac's business, operating results, financial condition, liquidity, capital levels, or its ability to offer competitive products.

Farmer Mac's ability to operate its business, meet its obligations, generate asset volume growth, and fulfill its statutory mission depends on Farmer Mac's capacity to remain adequately capitalized through the issuance of equity and debt securities at favorable rates and terms in the U.S. financial markets. Farmer Mac's potential for growth and future net income depends in part on Farmer Mac's ability to access equity markets to raise efficient capital. The issuance of debt securities is Farmer Mac's primary source for repaying or refinancing existing debt, and one of the primary sources of Farmer Mac's revenue is the net interest income earned from the difference, or "spread," between the return received on assets held and the related borrowing costs. If the recent disruptions and volatility in the U.S. financial markets related to the COVID-19 pandemic continues or intensifies in a way that prevents Farmer Mac from accessing those markets to issue equity or debt securities at favorable rates and terms, Farmer Mac's business, operating results, or financial condition could be adversely affected.

Farmer Mac’s daily access to the debt capital markets continued to be strong through the date of this report. Issuances with maturities beyond five years have seen modest upward pressure on funding costs since mid-March 2020, although Farmer Mac has maintained access to funding beyond five years. If the upward pressure on funding costs for longer-term issuances continues or increases, or if Farmer Mac begins to experience upward pressure on shorter-term maturities, the competitiveness of and demand for Farmer Mac’s corresponding rate products may be adversely affected.

The COVID-19 pandemic has exposed Farmer Mac to increased cybersecurity risk and operational risk, which could adversely affect Farmer Mac’s business, results of operations, or financial condition.

Farmer Mac relies on business processes that largely depend on people, technology, and the use of complex systems and models to manage its business, including access to information systems and models as well as information, applications, payment systems, and other services provided by third parties. In response to the challenges presented by the COVID-19 pandemic, Farmer Mac has modified its business practices to focus on protecting its employees and the public while continuing to fulfill its critical mission and maintaining its regular business operations in support of the farmers, ranchers, and rural utilities of America. On March 12, 2020, Farmer Mac activated its Business Continuity Plan (“BCP”) and has been operating uninterrupted since then with all of its employees working remotely from their homes. Farmer Mac has provided guidance and support to its employees to ensure that they have the tools and knowledge needed to effectively work from home, and Farmer Mac’s technology platform and BCP have been functioning as designed in support of all functions of the organization. Nonetheless, because the technology in employees’ homes may not be as robust as in Farmer Mac’s offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than Farmer Mac’s in-office technology, the continuation of these work-from-home measures introduces additional operational risk. These risks include but are not limited to greater cybersecurity risks, strain on the local technology networks for remote operations, and potential impairment of the ability to perform critical functions, all of which could adversely affect Farmer Mac’s business, results of operations, and financial condition. Farmer Mac regularly monitors attempts by third parties to gain unauthorized access to its network and information systems through cyber-attacks. Despite the increased cybersecurity risks presented by a workforce that is operating entirely remotely, Farmer Mac had not experienced any cyber-attacks or other privacy or data security incidents through the date of this report that negatively affected the confidentiality, integrity, or availability of Farmer Mac’s information resources.

Operational disruptions or challenges due to the COVID-19 pandemic faced by third parties upon whom Farmer Mac relies in its own business operations could have a material adverse impact on its results of operations or financial condition.

Farmer Mac relies on many third parties, including vendors that supply essential services and local and federal government agencies, offices, and courthouses, in the performance of its business operations. In light of measures undertaken as a result of the COVID-19 pandemic, many of these entities have limited and may continue to limit the access and availability of their services. For example, Farmer Mac has observed delays in loan closings related to reductions in available staff in recording offices or the closing of courthouses to walk-in traffic in some rural counties, which is slowing the established process and turnaround times for title work and mortgage and UCC filings in those counties. Reduced personnel at or closures of USDA field offices as a result of the COVID-19 pandemic could negatively affect growth in Farmer Mac’s USDA Guarantees line of business because that business depends on obtaining a valid assignment of guarantee signed by an authorized USDA official. Farmer Mac continues to closely monitor the third parties who provide the information and services required to operate its business and their ability to continue to operate effectively in the face of the nationwide challenges posed by COVID-19. These entities include loan servicers; providers of financial information, systems, and analytical tools; providers of electronic payment and settlement systems; and providers of information technology infrastructure and business continuity services. Farmer Mac had not identified any significant disruptions with these third parties that had materially affected Farmer Mac’s business operations as of the date of this report. If some of the identified limitations in the availability of some services continue for a prolonged period or if additional limitations or potential disruptions in the ability to provide services materialize (which may be caused by a third party’s own financial or operational difficulties), it may inhibit or otherwise negatively affect the normal operations and processes for Farmer Mac’s business, which could have a material adverse impact on its results of operations or financial condition.

The effects of the COVID-19 pandemic on interest rates could materially and adversely affect Farmer Mac’s net income, operating results, or financial condition.

Farmer Mac is exposed to interest rate risk that could materially and adversely affect its business, operating results, or financial condition and changes in interest rates relative to Farmer Mac’s management of interest rate risk through derivatives may cause volatility in financial results and capital levels and may adversely affect Farmer Mac’s net income, liquidity position, or operating results. Farmer Mac’s financing activities, hedging activities, net effective spread, and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19, as evidenced by the recent actions of the Federal Reserve to significantly lower the target range for the federal funds rate based on concerns about the disruption to economic activity. Farmer Mac's primary strategy for managing interest rate risk is to fund asset purchases with liabilities that have similar duration and convexity characteristics so that they will perform similarly as interest rates change. However, a prolonged period of extremely volatile and unstable market conditions would likely increase Farmer Mac’s hedging and funding costs while negatively affecting market risk mitigation strategies. In that scenario, Farmer Mac may adjust its funding strategy for long-term fixed rate assets. Alternative funding strategies could result in greater exposure to re-funding risk and higher income volatility from changes in interest rates and movements in re-funding terms and spreads to benchmark indices such as LIBOR, which could have a material adverse effect on Farmer Mac's net income, operating results, or financial condition.

Significant disruption in the continuity of Farmer Mac's employees or executive leaders from the COVID-19 pandemic may materially and adversely affect Farmer Mac's business performance, operations, or financial condition.

Farmer Mac relies on its employees' breadth and depth of knowledge of Farmer Mac and the industries in which it operates to run its business operations successfully. A significant percentage of Farmer Mac’s employees and executive leaders live and work in the geographic region of its main office in Washington, D.C, with about 25% of the total workforce of 112 individuals distributed in other geographic locations in the United States. This concentration of Farmer Mac's personnel, technology, and facilities increases Farmer Mac's risk of business disruptions if the negative impacts of the COVID-19 pandemic affect the Washington, D.C. metropolitan area disproportionately compared to other regions of the country. If Farmer Mac experiences widespread cases of COVID-19 among its employees, it would place more pressure on the remaining employees to perform all functions across the organization, could require Farmer Mac to divert or expend more resources to cover key personnel functions, and could impair the company’s ability to conduct business. A significant disruption in the continuity of Farmer Mac's employees or executive leaders caused by the COVID-19 pandemic could materially and adversely affect Farmer Mac's business performance, operations, or financial condition.

Disruption in the operations of Farmer Mac’s service providers caused by the COVID-19 pandemic or from government or third-party responses to the COVID-19 pandemic could materially and adversely affect Farmer Mac’s business, operating results, or financial condition.

Farmer Mac relies on many third-party service providers to conduct its business, including loan servicers, information systems providers, software-as-a-service (SaaS) providers, cloud computing service providers, consultants on key technology initiatives, and other service providers. Although Farmer Mac has continued to operate effectively through a fully remote workforce, disruptions in the operations of Farmer Mac’s third-party service providers caused by COVID-19-related illnesses or government or third-party actions taken to mitigate the public health effects of the COVID-19 pandemic, including stay-at-home orders, could impact Farmer Mac’s operations, which could materially and adversely affect Farmer Mac’s business, operating results, or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Farmer Mac is a federally chartered instrumentality of the United States whose debt and equity securities are exempt from registration under Section 3(a)(2) of the Securities Act of 1933. During first quarter 2020, the following transactions occurred related to Farmer Mac's equity securities that were not registered under the Securities Act of 1933 and were not otherwise reported on a Current Report on Form 8-K:

Class C Non-Voting Common Stock. Under Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 225 shares of its Class C non-voting common stock in January 2020 to the four directors who elected to receive stock in lieu of their cash retainers. Farmer Mac calculated the number of shares issued to the directors based on a price of $83.50 per share, which was the closing price of the Class C non-voting common stock on December 31, 2019 (the last trading day of the previous quarter) as reported by the New York Stock Exchange.

(b)Not applicable.

(c)The table below sets forth information regarding Farmer Mac's purchases of shares of its outstanding Class C non-voting common stock during the quarter ended March 31, 2020:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Approximate Maximum Dollar Value That May Yet Be Purchased Under the Plan
	(dollars in thousands, except per share information)
Period:
January 1, 2020 – January 31, 2020	—	$—	—	$10,000
February 1, 2020 – February 29, 2020	—	—	—	10,000
March 1, 2020 – March 31, 2020	4,402	53.49	4,402	9,765
Total	4,402	$53.49	4,402
(1)In March 2019, Farmer Mac's board of directors amended an existing share repurchase program first approved in 2015 to authorize Farmer Mac to repurchase up to $10.0 million of Farmer Mac's outstanding Class C non-voting common stock. Repurchases of Class C non-voting common stock will be based on guidance from the board of directors and made at management's discretion from time to time in the open market at prevailing market prices, through private transactions, or block trades, in each case subject to compliance with all SEC rules and other legal requirements, and may be made in part under one or more Rule 10b5-1 plans. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements, and other factors. Shortly after the the repurchase of the 4,402 shares reported above, Farmer Mac terminated its Rule 10b5-1 Plan then in place, thereby indefinitely suspending its share repurchases in an effort to preserve capital and liquidity in view of market volatility and uncertainty caused by the COVID-19 pandemic. The Board authorization for share repurchases of up to $9,765,000 remains in place through March 2021, and Farmer Mac may determine to resume its share repurchases before that expiration date in its sole discretion.

Item 3.Defaults Upon Senior Securities

(a) None.

(b) None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

(a) None.

(b) None.

Item 6.Exhibits

*	3.1	—	Title VIII of the Farm Credit Act of 1971, as most recently amended by the Agricultural Improvement Act of 2018 (Previously filed as Exhibit 3.1 to Form 10-K filed February 21, 2019).
*	3.2	—	Amended and Restated By-Laws of the Registrant (Previously filed as Exhibit 3.1 to Form 8-K filed May 9, 2019).
*	4.1	—	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Previously filed as Exhibit 4.1 to Form 10-Q filed May 15, 2003).
*	4.2	—	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Previously filed as Exhibit 4.2 to Form 10-Q filed May 15, 2003).
*	4.3	—	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Previously filed as Exhibit 4.3 to Form 10-Q filed May 15, 2003).
*	4.4	—	Specimen Certificate for 5.875% Non-Cumulative Preferred Stock, Series A (Previously filed as Exhibit 4.4.1 to Form 10-Q filed May 9, 2013).
*	4.4.1	—	Certificate of Designation of Terms and Conditions of 5.875% Non-Cumulative Preferred Stock, Series A (Previously filed as Exhibit 4.1 to Form 8-A filed January 17, 2013).
*	4.5	—	Specimen Certificate for 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.6 to Form 10-Q filed August 11, 2014).
*	4.5.1	—	Certificate of Designation of Terms and Conditions of 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.1 to Form 8-A filed June 20, 2014).
*	4.6	—	Specimen Certificate for 5.700% Non-Cumulative Preferred Stock, Series D (Previously filed as Exhibit 4.7 to Form 10-Q filed August 1, 2019).
*	4.6.1	—	Certificate of Designation of Terms and Conditions of 5.700% Non-Cumulative Preferred Stock, Series D (Previously filed as Exhibit 4.1 to Form 8-A filed May 13, 2019).
*	4.7	—	Description of the Registrant's securities that are registered under Section 12 of the Securities Exchange Act of 1934 (Previously filed as Exhibit 4.7 to Form 10-K filed February 25, 2020).
*	10.1	—	Form of Performance-Based Restricted Stock Award Agreement for grants made to non-directors on or after March 3, 2020 (Previously filed as Exhibit 10.1 to Form 8-K filed March 10, 2020).
*	21	—	List of the Registrant's subsidiaries (Previously filed as Exhibit 21 to Form 10-K filed March 8, 2018).
**	31.1	—
Certification of Registrant's principal executive officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Registrant's principal executive officer and principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Bradford T. Nordholm		May 11, 2020
By:	Bradford T. Nordholm	Date
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Aparna Ramesh		May 11, 2020
By:	Aparna Ramesh	Date
Executive Vice President - Chief Financial Officer and Treasurer
(Principal Executive Officer)