Form 10-Q
period 2021-09-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2021-11-08
CIK 845877

As filed with the Securities and Exchange Commission on November 8, 2021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Yes         ☐                               No           ☒
As of November 1, 2021, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock, and 9,235,205 shares of Class C non-voting common stock.

PART I

Item 1.Financial Statements
FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of
	September 30, 2021	December 31, 2020
	(in thousands)
Assets:
Cash and cash equivalents	$899,052	$1,033,941
Investment securities:
Available-for-sale, at fair value (amortized cost of $3,684,066 and $3,843,666, respectively)	3,696,204	3,853,692
Held-to-maturity, at amortized cost	45,032	45,032
Other investments	403	—
Total Investment Securities	3,741,639	3,898,724
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value (amortized cost of $5,909,989 and $6,594,992, respectively)	6,138,759	6,947,701
Held-to-maturity, at amortized cost	2,248,303	1,175,792
Total Farmer Mac Guaranteed Securities	8,387,062	8,123,493
USDA Securities:
Trading, at fair value	4,793	6,695
Held-to-maturity, at amortized cost	2,457,217	2,473,626
Total USDA Securities	2,462,010	2,480,321
Loans:
Loans held for sale, at lower of cost or fair value	301,551	—
Loans held for investment, at amortized cost	7,758,286	7,261,933
Loans held for investment in consolidated trusts, at amortized cost	977,372	1,287,045
Allowance for losses	(14,294)	(13,832)
Total loans, net of allowance	9,022,915	8,535,146
Financial derivatives, at fair value	15,668	17,468
Interest receivable (includes $7,400 and $16,401, respectively, related to consolidated trusts)	144,078	186,429
Guarantee and commitment fees receivable	39,038	37,113
Deferred tax asset, net	11,084	18,321
Prepaid expenses and other assets	21,822	24,545
Total Assets	$24,744,368	$24,355,501

Liabilities and Equity:
Liabilities:
Notes payable	$22,365,121	$21,848,917
Debt securities of consolidated trusts held by third parties	990,961	1,323,786
Financial derivatives, at fair value	25,633	29,892
Accrued interest payable (includes $6,550 and $14,370, respectively, related to consolidated trusts)	83,263	92,738
Guarantee and commitment obligation	37,526	35,535
Accounts payable and accrued expenses	42,566	28,879
Reserve for losses	2,000	3,277
Total Liabilities	23,547,070	23,363,024
Commitments and Contingencies (Note 6)
Equity:
Preferred stock:
Series C, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,382	73,382
Series D, par value $25 per share, 4,000,000 shares authorized, issued and outstanding	96,659	96,659
Series E, par value $25 per share, 3,180,000 shares authorized, issued and outstanding	77,003	77,003
Series F, par value $25 per share, 4,800,000 shares authorized, issued and outstanding	116,160	116,160
Series G, par value $25 per share, 5,000,000 shares authorized, issued and outstanding	121,327	—
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,234,778 shares and 9,205,897 shares outstanding, respectively	9,235	9,206
Additional paid-in capital	124,942	122,899
Accumulated other comprehensive income/(loss), net of tax	18,206	(13,923)
Retained earnings	558,853	509,560
Total Equity	1,197,298	992,477
Total Liabilities and Equity	$24,744,368	$24,355,501
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$4,121	$7,096	$14,107	$35,236
Farmer Mac Guaranteed Securities and USDA Securities	38,428	45,335	123,246	178,644
Loans	61,923	56,204	181,631	172,230
Total interest income	104,472	108,635	318,984	386,110
Total interest expense	49,467	63,974	155,599	251,789
Net interest income	55,005	44,661	163,385	134,321
Provision for losses	(366)	(653)	(518)	(4,542)
Net interest income after provision for losses	54,639	44,008	162,867	129,779
Non-interest income/(expense):
Guarantee and commitment fees	3,155	3,159	9,182	9,495
Losses on financial derivatives	(2,347)	(564)	(1,120)	(3,339)
Gains/(losses) on trading securities	37	(258)	(38)	(173)
Gains on sale of available-for-sale investment securities	253	—	253	—
Gains on sale of real estate owned	—	—	—	485
Release of/(provision for) reserve for losses	111	(547)	1,277	(540)
Other income	582	594	1,600	2,639
Non-interest income	1,791	2,384	11,154	8,567
Operating expenses:
Compensation and employee benefits	10,027	8,791	31,601	27,005
General and administrative	6,330	5,044	19,015	15,702
Regulatory fees	750	725	2,250	2,175
Operating expenses	17,107	14,560	52,866	44,882
Income before income taxes	39,323	31,832	121,155	93,464
Income tax expense	8,260	6,340	25,579	19,516
Net income	31,063	25,492	95,576	73,948
Preferred stock dividends	(6,774)	(5,166)	(17,885)	(12,536)
Loss on retirement of preferred stock	—	(1,667)	—	(1,667)
Net income attributable to common stockholders	$24,289	$18,659	$77,691	$59,745

Earnings per common share:
Basic earnings per common share	$2.26	$1.74	$7.22	$5.57
Diluted earnings per common share	$2.24	$1.73	$7.17	$5.54
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Net income	$31,063	$25,492	$95,576	$73,948
Other comprehensive income/(loss) before taxes:
Net unrealized gains/(losses) on available-for-sale securities	991	47,235	29,966	(9,554)
Net changes in held-to-maturity securities	(2,385)	(2,523)	(6,195)	(10,707)
Net unrealized gains/(losses) on cash flow hedges	3,258	2,959	16,899	(27,429)
Other comprehensive income/(loss) before tax	1,864	47,671	40,670	(47,690)
Income tax (expense)/benefit related to other comprehensive income/(loss)	(391)	(10,011)	(8,541)	10,014
Other comprehensive income/(loss) net of tax	1,473	37,660	32,129	(37,676)
Comprehensive income	$32,536	$63,152	$127,705	$36,272
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
	(in thousands)
Balance as of December 31, 2020	14,980	$363,204	10,737	$10,737	$122,899	$(13,923)	$509,560	$992,477
Net Income	—	—	—	—	—	—	33,227	33,227
Other comprehensive income, net of tax	—	—	—	—	—	65,667	—	65,667
Cash dividends:
Preferred stock	—	—	—	—	—	—	(5,269)	(5,269)
Common stock (cash dividend of $0.88 per share)	—	—	—	—	—	—	(9,450)	(9,450)
Issuance of Class C Common Stock	—	—	21	21	12	—	—	33
Stock-based compensation cost	—	—	—	—	1,665			1,665
Other stock-based award activity	—	—	—	—	(858)	—	—	(858)
Balance as of March 31, 2021	14,980	$363,204	10,758	$10,758	$123,718	$51,744	$528,068	$1,077,492
Net Income	—	—	—	—	—	—	31,286	31,286
Other comprehensive loss, net of tax	—	—	—	—	—	(35,011)	—	(35,011)
Cash dividends:
Preferred stock	—	—	—	—	—	—	(5,842)	(5,842)
Common stock (cash dividend of $0.88 per share)	—	—	—	—	—	—	(9,474)	(9,474)
Issuance of Series G Preferred Stock	5,000	121,327	—	—	—	—	—	121,327
Issuance of Class C Common Stock	—	—	7	7	13	—	—	20
Stock-based compensation cost	—	—	—	—	891	—	—	891
Other stock-based award activity	—	—	—	—	(474)	—	—	(474)
Balance as of June 30, 2021	19,980	$484,531	10,765	$10,765	$124,148	$16,733	$544,038	$1,180,215
Net Income	—	—	—	—	—	—	31,063	31,063
Other comprehensive income, net of tax	—	—	—	—	—	1,473	—	1,473
Cash dividends:
Preferred stock	—	—	—	—	—	—	(6,774)	(6,774)
Common stock (cash dividend of $0.88 per share)	—	—	—	—	—	—	(9,474)	(9,474)
Issuance of Class C Common Stock	—	—	1	1	45	—	—	46
Stock-based compensation cost	—	—	—	—	749	—	—	749
Balance as of September 30, 2021	19,980	$484,531	10,766	$10,766	$124,942	$18,206	$558,853	$1,197,298

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
	(in thousands)
Balance as of December 31, 2019	9,400	$228,374	10,712	$10,712	$119,304	$(16,161)	$457,047	$799,276
Cumulative effect adjustment from adoption of current expected credit loss standard	—	—	—	—	—	—	(2,099)	(2,099)
Balances as of January 1, 2020	9,400	$228,374	10,712	$10,712	$119,304	$(16,161)	$454,948	$797,177
Net Income	—	—	—	—	—	—	12,830	12,830
Other comprehensive loss, net of tax	—	—	—	—	—	(105,276)	—	(105,276)
Cash dividends:
Preferred stock	—	—	—	—	—	—	(3,431)	(3,431)
Common stock (cash dividend of $0.80 per share)	—	—	—	—	—	—	(8,571)	(8,571)
Issuance of Class C Common Stock	—	—	15	15	19	—	—	34
Repurchase of Class C Common Stock	—	—	(4)	(4)	—	—	(231)	(235)
Stock-based compensation cost	—	—	—	—	1,293	—		1,293
Other stock-based award activity	—	—	—	—	(204)	—	—	(204)
Balance as of March 31, 2020	9,400	$228,374	10,723	$10,723	$120,412	$(121,437)	$455,545	$693,617
Net Income	—	—	—	—	—	—	35,626	35,626
Other comprehensive income, net of tax	—	—	—	—	—	29,940	—	29,940
Cash dividends:
Preferred stock	—	—	—	—	—	—	(3,939)	(3,939)
Common stock (cash dividend of $0.80 per share)	—	—	—	—	—	—	(8,585)	(8,585)
Issuance of Series E Preferred Stock	3,180	77,003	—	—	—	—	—	77,003
Issuance of Class C Common Stock	—	—	10	10	17	—	—	27
Stock-based compensation cost	—	—	—	—	719	—	—	719
Other stock-based award activity	—	—	—	—	(292)	—	—	(292)
Balance as of June 30, 2020	12,580	$305,377	10,733	$10,733	$120,856	$(91,497)	$478,647	$824,116
Net Income	—	—	—	—	—	—	25,492	25,492
Other comprehensive income, net of tax	—	—	—	—	—	37,660	—	37,660
Cash dividends:
Preferred stock	—	—	—	—	—	—	(5,166)	(5,166)
Common stock (cash dividend of $0.80 per share)	—	—	—	—	—	—	(8,589)	(8,589)
Issuance of Series F Preferred Stock	4,800	116,160	—	—	—	—	—	116,160
Redemption of Series A preferred stock	(2,400)	(58,333)	—	—	—	—	—	(58,333)
Loss on retirement of preferred stock	—	—	—	—	—	—	(1,667)	(1,667)
Issuance of Class C Common Stock	—	—	3	3	8	—	—	11
Stock-based compensation cost	—	—	—	—	753	—	—	753
Other stock-based award activity	—	—	—	—	(92)	—	—	(92)
Balance as of September 30, 2020	14,980	$363,204	10,736	$10,736	$121,525	$(53,837)	$488,717	$930,345
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
	(in thousands)
Cash flows from operating activities:
Net income	$95,576	$73,948
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums, and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Securities	13,631	3,800
Amortization of debt premiums, discounts, and issuance costs	5,106	18,502
Net change in fair value of trading securities, hedged assets, and financial derivatives	226,895	(342,380)
Gain on sale of real estate owned	—	(485)
Gain on the sale of available-for-sale investment securities	(253)	—
Total (release)/provision for allowance for losses	(759)	5,083
Excess tax benefits related to stock-based awards	292	(421)
Deferred income taxes	(1,302)	(2,763)
Stock-based compensation expense	3,306	2,765
Purchases of loans held for sale	—	(59,150)
Proceeds from the sale of loans held for sale	—	15,000
Proceeds from repayment of loans purchased as held for sale	44,744	54,661
Net change in:
Interest receivable	40,509	44,706
Guarantee and commitment fees receivable	66	218
Other assets	2,431	(20,169)
Accrued interest payable	(9,475)	(14,311)
Custodial deposit liability	20,798	—
Other liabilities	(8,346)	(4,412)
Net cash provided by/(used in) operating activities	433,219	(225,408)
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(1,414,547)	(2,177,560)
Purchases of other investment securities	(403)	—
Purchases of Farmer Mac Guaranteed Securities and USDA Securities	(2,658,305)	(1,798,028)
Purchases of loans held for investment	(2,107,746)	(2,245,958)
Purchases of defaulted loans	(8,713)	(6,272)
Proceeds from repayment of available-for-sale investment securities	1,303,141	1,612,075
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Securities	2,282,970	1,725,500
Proceeds from repayment of loans purchased as held for investment	1,500,239	1,272,603
Proceeds from sale of loans previously classified as held for investment	10,000	—
Proceeds from sale of available-for-sale investment securities	257,524	—
Proceeds from sale of Farmer Mac Guaranteed Securities	84,131	64,612
Proceeds from sale of real estate owned	—	2,191
Net cash used in investing activities	(751,709)	(1,550,837)
Cash flows from financing activities:
Proceeds from issuance of discount notes	46,784,100	51,936,788
Proceeds from issuance of medium-term notes	8,588,616	10,561,149
Payments to redeem discount notes	(46,182,144)	(51,785,666)
Payments to redeem medium-term notes	(8,640,370)	(8,293,765)
Payments to third parties on debt securities of consolidated trusts	(441,646)	(431,093)
Proceeds from common stock issuance	71	44
Retirement of preferred stock	—	(60,000)
Proceeds from preferred stock issuance, net of stock issuance costs	121,327	193,163
Tax payments related to share-based awards	(1,305)	(560)
Purchases of common stock	—	(235)
Dividends paid on common and preferred stock	(45,048)	(37,369)
Net cash provided by financing activities	183,601	2,082,456
Net change in cash and cash equivalents	(134,889)	306,211
Cash and cash equivalents at beginning of period	1,033,941	604,381
Cash and cash equivalents at end of period	$899,052	$910,592
Non-cash activity:
Loans acquired and securitized as Farmer Mac Guaranteed Securities	84,131	64,612
Consolidation of Farmer Mac Guaranteed Securities from off-balance sheet to loans held for investment in consolidated trusts and to debt securities of consolidated trusts held by third parties	84,131	64,612
Reclassification of defaulted loans from loans held for investment in consolidated trusts to loans held for investment	24,690	42,393
Reclassification of loans held for sale to loans held for investment	—	24,150
Reclassification of loans held for investment to loans held for sale	301,551	—
Capitalized interest	1,253	937
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
Securities and Exchange Commission ("SEC"). These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Farmer Mac and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted as permitted by SEC rules and regulations. The December 31, 2020 consolidated balance sheet presented in this report has been derived from Farmer Mac's audited 2020 consolidated financial statements. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2020 consolidated financial statements of Farmer Mac and subsidiaries included in
Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 25, 2021. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year. Presented below are Farmer Mac's significant accounting policies that contain updated information for the three and nine months ended September 30, 2021.

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

Table 1.1

	Consolidation of Variable Interest Entities
	As of September 30, 2021
	Farm & Ranch	USDA Guarantees	Corporate	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost	$977,372	$—	$—	$977,372
Debt securities of consolidated trusts held by third parties (1)	990,961	—	—	990,961
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value	—	28,265	—	28,265
Maximum exposure to loss (2)	—	28,227	—	28,227
Investment securities:
Carrying value (3)	—	—	2,030,155	2,030,155
Maximum exposure to loss (2) (3)	—	—	2,019,108	2,019,108
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (2) (4)	60,349	259,893	—	320,242
(1)Includes borrower remittances of $13.6 million. The borrower remittances had not been passed through to third party investors as of September 30, 2021.
(2)Farmer Mac uses unpaid principal balance and outstanding face amount of investment securities to represent maximum exposure to loss.
(3)Includes auction-rate certificates, government-sponsored enterprise ("GSE")-guaranteed mortgage-backed securities, and other mission related investments.
(4)The amount under the Farm & Ranch line of business relates to unconsolidated trusts where Farmer Mac determined it was not the primary beneficiary due to shared power with an unrelated party.

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

(a)Earnings Per Common Share

Basic earnings per common share ("EPS") is based on the daily weighted-average number of shares of common stock outstanding.  Diluted earnings per common share is based on the daily weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive stock appreciation rights ("SARs") and unvested restricted stock awards.  The following schedule reconciles basic and diluted EPS for the three and nine months ended September 30, 2021 and 2020:

Table 1.2

	For the Three Months Ended
	September 30, 2021			September 30, 2020
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$24,289	10,766	$2.26	$18,659	10,734	$1.74
Effect of dilutive securities(1)
SARs and restricted stock	—	76	(0.02)	—	51	(0.01)
Diluted EPS	$24,289	10,842	$2.24	$18,659	10,785	$1.73
(1)For the three months ended September 30, 2021 and 2020, SARs and restricted stock of 28,575 and 66,445, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the three months ended September 30, 2021 and 2020, contingent shares of unvested restricted stock of 18,183 and 12,680, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.

	For the Nine Months Ended
	September 30, 2021			September 30, 2020
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$77,691	10,756	$7.22	$59,745	10,725	$5.57
Effect of dilutive securities(1)
SARs and restricted stock	—	78	(0.05)	—	56	(0.03)
Diluted EPS	$77,691	10,834	$7.17	$59,745	10,781	$5.54
(1)For the nine months ended September 30, 2021 and 2020, SARs and restricted stock of 52,434 and 78,963, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the nine months ended September 30, 2021 and 2020, contingent shares of unvested restricted stock of 18,183 and 12,680, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.
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

The following table presents the changes in accumulated other comprehensive income ("AOCI"), net of tax, by component for the three and nine months ended September 30, 2021 and 2020.

Table 1.3

	As of September 30, 2021				As of September 30, 2020
	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$8,954	$19,819	$(12,040)	$16,733	$(88,261)	$26,379	$(29,615)	$(91,497)
Other comprehensive income before reclassifications	1,275	—	1,049	2,324	38,099	—	904	39,003
Amounts reclassified from AOCI	(493)	(1,884)	1,526	(851)	(783)	(1,993)	1,433	(1,343)
Net comprehensive income/(loss)	782	(1,884)	2,575	1,473	37,316	(1,993)	2,337	37,660
Ending Balance	$9,736	$17,935	$(9,465)	$18,206	$(50,945)	$24,386	$(27,278)	$(53,837)

For the Nine Months Ended:
Beginning Balance	$(13,937)	$22,829	$(22,815)	$(13,923)	$(43,397)	$32,845	$(5,609)	$(16,161)
Other comprehensive income/(loss) before reclassifications	25,734	—	9,041	34,775	(5,210)	—	(24,684)	(29,894)
Amounts reclassified from AOCI	(2,061)	(4,894)	4,309	(2,646)	(2,338)	(8,459)	3,015	(7,782)
Net comprehensive income/(loss)	23,673	(4,894)	13,350	32,129	(7,548)	(8,459)	(21,669)	(37,676)
Ending Balance	$9,736	$17,935	$(9,465)	$18,206	$(50,945)	$24,386	$(27,278)	$(53,837)

The following table presents other comprehensive income activity, the impact on net income of amounts reclassified from each component of AOCI, and the related tax impact for the three and nine months ended September 30, 2021 and 2020:

Table 1.4

	For the Three Months Ended
	September 30, 2021			September 30, 2020
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive income:
Available-for-sale-securities:
Unrealized holding gains on available-for-sale securities	$1,614	$339	$1,275	$48,226	$10,127	$38,099
Less reclassification adjustments included in:
Net interest income(1)	(362)	(76)	(286)	(976)	(205)	(771)
Gains on sale of available-for-sale investment securities(2)	(253)	(53)	(200)	—	—	—
Other income(3)	(8)	(1)	(7)	(15)	(3)	(12)
Total	$991	$209	$782	$47,235	$9,919	$37,316
Held-to-maturity securities:
Less reclassification adjustments included in:
Net interest income(4)	(2,385)	(501)	(1,884)	(2,523)	(530)	(1,993)
Total	$(2,385)	$(501)	$(1,884)	$(2,523)	$(530)	$(1,993)
Cash flow hedges
Unrealized gains on cash flow hedges	$1,326	$277	$1,049	$1,145	$241	$904
Less reclassification adjustments included in:
Net interest income(5)	1,932	406	1,526	1,814	381	1,433
Total	$3,258	$683	$2,575	$2,959	$622	$2,337
Other comprehensive income	$1,864	$391	$1,473	$47,671	$10,011	$37,660
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
(5)Relates to the recognition of unrealized gains and losses on cash flow hedges recorded in AOCI.

	For the Nine Months Ended
	September 30, 2021			September 30, 2020
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive income:
Available-for-sale-securities:
Unrealized holding gains/(losses) on available-for-sale securities	$32,574	$6,840	$25,734	$(6,596)	$(1,386)	$(5,210)
Less reclassification adjustments included in:
Net interest income(1)	(2,333)	(490)	(1,843)	(2,916)	(612)	(2,304)
Gains on sale of available-for-sale investment securities(2)	(253)	(53)	(200)	—	—	—
Other income(3)	(22)	(4)	(18)	(42)	(8)	(34)
Total	$29,966	$6,293	$23,673	$(9,554)	$(2,006)	$(7,548)
Held-to-maturity securities:
Less reclassification adjustments included in:
Net interest income(4)	(6,195)	(1,301)	(4,894)	(10,707)	(2,248)	(8,459)
Total	$(6,195)	$(1,301)	$(4,894)	$(10,707)	$(2,248)	$(8,459)
Cash flow hedges
Unrealized gains/(losses) on cash flow hedges	$11,445	$2,404	$9,041	$(31,246)	$(6,562)	$(24,684)
Less reclassification adjustments included in:
Net interest income(5)	5,454	1,145	4,309	3,817	802	3,015
Total	$16,899	$3,549	$13,350	$(27,429)	$(5,760)	$(21,669)
Other comprehensive income/(loss)	$40,670	$8,541	$32,129	$(47,690)	$(10,014)	$(37,676)
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

(c)Custodial Deposit Liability

During the third quarter, Farmer Mac acquired the loan servicing rights for a sizeable portion of its Farm & Ranch loan and USDA Guaranteed Securities portfolios. In connection with this acquisition, Farmer Mac now collects cash from borrowers in advance of the borrower's contractual payment date. Farmer Mac's policy is to include the cash in the consolidated balance sheet as "Cash and cash equivalents" with an offsetting liability to "Accounts payable and accrued expenses" until the contractual payment is due, at which point the payment is applied to the loan. The net change in the amount of this custodial cash will also be disclosed in the consolidated statements of cash flows as "Custodial deposit liability".

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

2.INVESTMENT SECURITIES

The following tables set forth information about Farmer Mac's available-for-sale and held-to-maturity investment securities as of September 30, 2021 and December 31, 2020:

Table 2.1

	As of September 30, 2021
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost(1)	Allowance for losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,700	$—	$19,700	$(52)	$—	$(148)	$19,500
Floating rate Government/GSE guaranteed mortgage-backed securities	2,386,373	4,127	2,390,500	—	14,827	(2,253)	2,403,074
Fixed rate GSE guaranteed mortgage-backed securities	28,170	791	28,961	—	21	(85)	28,897
Fixed rate U.S. Treasuries	1,239,500	5,405	1,244,905	—	162	(334)	1,244,733
Total available-for-sale	3,673,743	10,323	3,684,066	(52)	15,010	(2,820)	3,696,204
Held-to-maturity:
Floating rate Government/GSE guaranteed mortgage-backed securities(3)	45,032	—	45,032	—	996	—	46,028
Total held-to-maturity	$45,032	$—	$45,032	$—	$996	$—	$46,028
(1)Amounts presented exclude $4.7 million of accrued interest receivable on investment securities as of September 30, 2021.
(2)Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in the consolidated statement of operations as a provision for losses. Amount excludes unrealized losses relating to non-credit factors.
(3)The held-to-maturity investment securities had a weighted average yield of 1.5% as of September 30, 2021.

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

During the three and nine months ended September 30, 2021, Farmer Mac received proceeds of $232.0 million and $257.5 million, respectively, from the sale of securities from its available-for-sale investment portfolio, resulting in gains of $0.3 million and $0.3 million, respectively. Farmer Mac did not sell any securities from its available-for-sale investment portfolio during the three and nine months ended September 30, 2020.

As of September 30, 2021 and December 31, 2020, unrealized losses on available-for-sale investment securities were as follows:

Table 2.2

	As of September 30, 2021
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,500	$(148)
Floating rate Government/GSE guaranteed mortgage-backed securities	155,001	(1,823)	29,211	(430)
Fixed rate Government/GSE guaranteed mortgage-backed securities	28,706	(85)	—	—
Fixed rate U.S. Treasuries	472,909	(334)	—	—
Total	$656,616	$(2,242)	$48,711	$(578)

Number of securities in loss position		21		24

	As of December 31, 2020
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,171	$(493)
Floating rate asset-backed securities	—	—	6,231	(1)
Floating rate Government/GSE guaranteed mortgage-backed securities	172,842	(593)	324,423	(2,450)
Fixed rate U.S. Treasuries	364,320	(43)	—	—
Total	$537,162	$(636)	$349,825	$(2,944)

Number of securities in loss position		27		62

The unrealized losses presented above are principally due to a general widening of market spreads and changes in the levels of interest rates from the dates of acquisition to September 30, 2021 and December 31, 2020, as applicable. The resulting decrease in fair values reflects an increase in the perceived risk by the financial markets related to those securities. As of both September 30, 2021 and December 31, 2020, all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government or had credit ratings of at least "AA+."

Securities in unrealized loss positions for 12 months or longer have a fair value as of September 30, 2021 that is, on average, approximately 98.8% of their amortized cost basis. Farmer Mac believes that all of these unrealized losses are recoverable within a reasonable period of time by way of maturity or changes in credit spreads.

The amortized cost, fair value, and weighted-average yield of available-for-sale investment securities by remaining contractual maturity as of September 30, 2021 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 2.3

	As of September 30, 2021
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$678,261	$678,387	1.64%
Due after one year through five years	845,628	846,303	0.55%
Due after five years through ten years	1,446,607	1,450,446	0.64%
Due after ten years	713,570	721,068	0.64%
Total	$3,684,066	$3,696,204	0.81%

3.FARMER MAC GUARANTEED SECURITIES AND USDA SECURITIES

The following tables set forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities as of September 30, 2021 and December 31, 2020:

Table 3.1

	As of September 30, 2021
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost(1)	Allowance for losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$2,220,224	$(13)	$2,220,211	$(173)	$13,626	$(8,134)	$2,225,530
Farmer Mac Guaranteed USDA Securities	28,227	38	28,265	—	936	—	29,201
Total Farmer Mac Guaranteed Securities	2,248,451	25	2,248,476	(173)	14,562	(8,134)	2,254,731
USDA Securities	2,429,950	27,267	2,457,217	—	86,988	(791)	2,543,414
Total held-to-maturity	$4,678,401	$27,292	$4,705,693	$(173)	$101,550	$(8,925)	$4,798,145
Available-for-sale:
AgVantage	$5,908,666	$1,323	$5,909,989	$(290)	$245,361	$(16,301)	$6,138,759
Trading:
USDA Securities(3)	$4,632	$115	$4,747	$—	$48	$(2)	$4,793
(1)Amounts presented exclude $30.4 million, $37.5 million, and $0.1 million of accrued interest receivable on available-for-sale, held-to-maturity, and trading securities, respectively, as of September 30, 2021.
(2)Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in the statement of financial operations as a provision for losses. Amount excludes unrealized losses relating to non-credit factors.
(3)The trading USDA securities had a weighted average yield of 5.13% as of September 30, 2021.

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

As of September 30, 2021 and December 31, 2020, unrealized losses on held-to-maturity and available-for-sale on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities were as follows:

Table 3.2

	As of September 30, 2021
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$1,596,866	$(8,134)	$—	$—
USDA Securities	—	—	16,671	(791)
Total held-to-maturity	$1,596,866	$(8,134)	$16,671	$(791)

Available-for-sale:
AgVantage	$1,204,379	$(13,381)	$90,853	$(2,920)

	As of December 31, 2020
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$49,939	$(61)	$—	$—
USDA Securities	—	—	21,061	(560)
Total held-to-maturity	$49,939	$(61)	$21,061	$(560)

Available-for-sale:
AgVantage	$133,703	$(231)	$981,757	$(15,007)

The unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to September 30, 2021 and December 31, 2020, as applicable. The unrealized losses on the held-to-maturity USDA Securities as of both September 30, 2021 and December 31, 2020 reflect their increased cost basis resulting from their transfer to held-to-maturity as of October 1, 2016.

The credit exposure related to Farmer Mac's USDA Guarantees line of business is covered by the full faith and credit guarantee of the United States of America.

The unrealized losses from AgVantage securities were on 11 available-for-sale securities as of both September 30, 2021 and December 31, 2020. There were 8 and 2 held-to-maturity AgVantage securities with an unrealized loss as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, 2 and 7 available-for-sale AgVantage securities, respectively, had been in a loss position for more than 12 months.

During the three and nine months ended September 30, 2021 and 2020, Farmer Mac had no sales of Farmer Mac Guaranteed Securities or USDA Securities and, therefore, Farmer Mac realized no gains or losses.

The amortized cost, fair value, and weighted-average yield of available-for-sale and held-to-maturity Farmer Mac Guaranteed Securities and USDA Securities by remaining contractual maturity as of September 30, 2021 are set forth below. The balances presented are based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 3.3

	As of September 30, 2021
	Available-for-Sale Securities
	Amortized Cost(1)	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$1,643,186	$1,653,306	1.59%
Due after one year through five years	1,821,449	1,899,828	2.70%
Due after five years through ten years	865,954	897,786	2.11%
Due after ten years	1,579,400	1,687,839	2.46%
Total	$5,909,989	$6,138,759	2.24%
(1)Amounts presented exclude $30.4 million of accrued interest receivable.

	As of September 30, 2021
	Held-to-Maturity Securities
	Amortized Cost(1)	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$1,442,247	$1,443,316	0.74%
Due after one year through five years	834,861	840,125	2.08%
Due after five years through ten years	248,841	257,529	2.79%
Due after ten years	2,179,744	2,257,175	3.17%
Total	$4,705,693	$4,798,145	2.19%
(1)Amounts presented exclude $37.5 million of accrued interest receivable.

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

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements as of September 30, 2021 and December 31, 2020:

Table 4.1

	As of September 30, 2021
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Term (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$5,322,606	$7,407	$(770)	2.20%	0.12%		12.13
Receive fixed non-callable	4,748,529	22	(9,657)	0.17%	0.90%		2.17
Receive fixed callable	1,459,577	1,246	(5,108)	0.02%	0.73%		4.06
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	535,000	6,121	(4,149)	1.96%	0.49%		5.69
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	238,809	—	(5,826)	3.31%	0.14%		4.99
Receive fixed non-callable	1,373,250	—	—	0.10%	0.50%		0.94
Basis swaps	2,088,911	902	(135)	0.14%	0.18%		2.77
Treasury futures	154,500	—	—			131.61
Credit valuation adjustment		(30)	12
Total financial derivatives	$15,921,182	$15,668	$(25,633)
Collateral (held)/pledged		(2,198)	175,189
Net amount		$13,470	$149,556

	As of December 31, 2020
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Term (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$5,463,303	$10,157	$(2,585)	2.26%	0.21%		11.95
Receive fixed non-callable	2,611,029	2	(8,755)	0.32%	1.61%		2.10
Receive fixed callable	343,500	3,108	(4)	0.16%	1.78%		3.16
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	472,000	2,584	(8,771)	2.04%	0.57%		6.04
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	339,090	—	(9,675)	2.38%	0.19%		4.23
Receive fixed non-callable	2,359,220	—	—	0.16%	0.87%		1.07
Receive fixed callable	200,000	1	(12)	0.13%	0.15%		0.72
Basis swaps	3,628,911	1,617	(43)	0.18%	0.23%		2.03
Treasury futures	30,500	—	(82)			137.81
Credit valuation adjustment		(1)	35
Total financial derivatives	$15,447,553	$17,468	$(29,892)
Collateral (held)/pledged		(1,345)	212,263
Net amount		$16,123	$182,371

As of September 30, 2021, Farmer Mac expects to reclassify $5.7 million after-tax from accumulated other comprehensive income to earnings over the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges after September 30, 2021. During the three and nine months ended September 30, 2021 and 2020, there were no gains or losses from interest rate swaps designated as cash flow hedges reclassified to earnings because it was probable that the originally forecasted transactions would occur.

The following table summarizes the net income/(expense) recognized in the consolidated statements of operations related to derivatives for the three and nine months ended September 30, 2021 and 2020:

Table 4.2

	For the Three Months Ended September 30, 2021
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Losses on financial derivatives
	(in thousands)
Total amounts presented in the consolidated statement of operations	$4,121	$38,428	$61,923	$(49,467)	$(2,347)	$52,658
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	(141)	(20,925)	(6,911)	10,886	—	(17,091)
Recognized on hedged items	274	28,937	11,817	(12,940)	—	28,088
Discount amortization recognized on hedged items	—	—	—	(287)	—	(287)
Income/(expense) related to interest settlements on fair value hedging relationships	$133	$8,012	$4,906	$(2,341)	$—	$10,710

Gains/(losses) on fair value hedging relationships:
Recognized on derivatives	$1,827	$30,060	$19,652	$(9,727)	$—	$41,812
Recognized on hedged items	(1,737)	(31,523)	(19,184)	8,712	—	(43,732)
Gains/(losses) on fair value hedging relationships	$90	$(1,463)	$468	$(1,015)	$—	$(1,920)

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$(1,932)	$—	$(1,932)
Recognized on hedged items	—	—	—	(685)	—	(685)
Discount amortization recognized on hedged items	—	—	—	(11)	—	(11)
Expense recognized on cash flow hedges	$—	$—	$—	$(2,628)	$—	$(2,628)

Losses on financial derivatives not designated in hedging relationships:
Losses on interest rate swaps	$—	$—	$—	$—	$(2,093)	$(2,093)
Interest expense on interest rate swaps	—	—	—	—	168	168
Treasury futures	—	—	—	—	(422)	(422)
Losses on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$(2,347)	$(2,347)

	For The Three Months Ended September 30, 2020
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income			Non-Interest Income	Total
	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Losses on financial derivatives
	(in thousands)
Total amounts presented in the consolidated statement of operations:	$45,335	$56,204	$(63,974)	$(564)	$37,001
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	(20,373)	(6,194)	9,605	—	(16,962)
Recognized on hedged items	31,439	10,965	(12,328)	—	30,076
Discount amortization recognized on hedged items	—	—	(191)	—	(191)
Income/(expense) related to interest settlements on fair value hedging relationships	$11,066	$4,771	$(2,914)	$—	$12,923

(Losses)/gains on fair value hedging relationships:
Recognized on derivatives	$38,363	$28,198	$(9,665)	$—	$56,896
Recognized on hedged items	(41,855)	(29,372)	9,284	—	(61,943)
(Losses)/gains on fair value hedging relationships	$(3,492)	$(1,174)	$(381)	$—	$(5,047)

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$(1,814)	$—	$(1,814)
Recognized on hedged items	—	—	(711)	—	(711)
Discount amortization recognized on hedged items	—	—	(4)	—	(4)
Expense recognized on cash flow hedges	$—	$—	$(2,529)	$—	$(2,529)

Losses on financial derivatives not designated in hedge relationships:
Losses on interest rate swaps	$—	$—	$—	$(4,292)	$(4,292)
Interest expense on interest rate swaps	—	—	—	3,800	3,800
Treasury futures	—	—	—	(72)	(72)
Losses on financial derivatives not designated in hedge relationships	$—	$—	$—	$(564)	$(564)

	For the Nine Months Ended September 30, 2021
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Losses on financial derivatives
	(in thousands)
Total amounts presented in the consolidated statement of operations	$14,107	$123,246	$181,631	$(155,599)	$(1,120)	$162,265
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	(177)	(63,966)	(20,185)	30,178	—	(54,150)
Recognized on hedged items	341	90,278	34,940	(36,889)	—	88,670
Discount amortization recognized on hedged items	—	—	—	(765)	—	(765)
Income/(expense) related to interest settlements on fair value hedging relationships	$164	$26,312	$14,755	$(7,476)	$—	$33,755

Gains/(losses) on fair value hedging relationships:
Recognized on derivatives	$1,651	$149,457	$100,276	$(41,838)	$—	$209,546
Recognized on hedged items	(1,549)	(150,445)	(99,955)	39,104	—	(212,845)
Gains/(losses) on fair value hedging relationships	$102	$(988)	$321	$(2,734)	$—	$(3,299)

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$(5,454)	$—	$(5,454)
Recognized on hedged items	—	—	—	(1,983)	—	(1,983)
Discount amortization recognized on hedged items	—	—	—	(25)	—	(25)
Expense recognized on cash flow hedges	$—	$—	$—	$(7,462)	$—	$(7,462)

Losses on financial derivatives not designated in hedging relationships:
Losses on interest rate swaps	$—	$—	$—	$—	$(4,363)	$(4,363)
Interest expense on interest rate swaps	—	—	—	—	3,489	3,489
Treasury futures	—	—	—	—	(246)	(246)
Losses on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$(1,120)	$(1,120)

	For The Nine Months Ended September 30, 2020
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income			Non-Interest Income	Total
	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Losses on financial derivatives
	(in thousands)
Total amounts presented in the consolidated statement of operations:	$178,644	$172,230	$(251,789)	$(3,339)	$95,746
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	(38,781)	(12,607)	16,671	—	(34,717)
Recognized on hedged items	95,366	29,454	(39,325)	—	85,495
Discount amortization recognized on hedged items	—	—	(552)	—	(552)
Income/(expense) related to interest settlements on fair value hedging relationships	$56,585	$16,847	$(23,206)	$—	$50,226

(Losses)/gains on fair value hedging relationships:
Recognized on derivatives	$(264,797)	$(124,322)	$52,991	$—	$(336,128)
Recognized on hedged items	257,575	119,072	(53,628)	—	323,019
(Losses)/gains on fair value hedging relationships	$(7,222)	$(5,250)	$(637)	$—	$(13,109)

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$(3,817)	$—	$(3,817)
Recognized on hedged items	—	—	(3,863)	—	(3,863)
Discount amortization recognized on hedged items	—	—	(6)	—	(6)
Expense recognized on cash flow hedges	$—	$—	$(7,686)	$—	$(7,686)

(Losses)/gains on financial derivatives not designated in hedge relationships:
Losses on interest rate swaps	$—	$—	$—	$(2,415)	$(2,415)
Interest expense on interest rate swaps	—	—	—	1,143	1,143
Treasury futures	—	—	—	(2,067)	(2,067)
(Losses)/gains on financial derivatives not designated in hedge relationships	$—	$—	$—	$(3,339)	$(3,339)

The following table shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships as of September 30, 2021 and December 31, 2020:

Table 4.3

	Hedged Items in Fair Value Relationship
	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments included in the Carrying Amount of the Hedged Assets/(Liabilities)
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
	(in thousands)
Investment securities, Available-for-Sale, at fair value	$167,970	$—	$(1,549)	$—
Farmer Mac Guaranteed Securities, Available-for-Sale, at fair value(1)	3,798,859	4,244,027	232,379	382,825
Loans held for investment, at amortized cost(2)	1,604,954	1,692,609	11,378	111,333
Notes Payable(3)	(5,730,114)	(3,006,140)	(14,136)	(53,240)
(1)Includes $1.4 million and $1.6 million of hedging adjustments on discontinued hedging relationships as of September 30, 2021 and December 31, 2020, respectively.
(2)Includes $1.2 million and $1.4 million of hedging adjustments on a discontinued hedging relationship as of September 30, 2021 and December 31, 2020, respectively.
(3)Carrying amount represents amortized cost.

The following table shows Farmer Mac's credit exposure to interest rate swap counterparties as of September 30, 2021 and December 31, 2020:

Table 4.4

	September 30, 2021
	Gross Amount Recognized(1)	Counterparty Netting	Net Amount Presented in the Consolidated Balance Sheet
	(in thousands)
Assets:
Derivatives
Interest rate swap	$116,064	$113,901	$2,163
Liabilities:
Derivatives
Interest rate swap	$397,989	$388,194	$9,795
(1)Gross amount excludes netting arrangements and any adjustment for nonperformance risk, but includes accrued interest.

	December 31, 2020
	Gross Amount Recognized(1)	Counterparty Netting	Net Amount Presented in the Consolidated Balance Sheet
	(in thousands)
Assets:
Derivatives
Interest rate swaps	$112,287	$111,761	$526
Liabilities:
Derivatives
Interest rate swaps	$620,236	$595,867	$24,369

(1)Gross amount excludes netting arrangements and any adjustment for nonperformance risk, but includes accrued interest.

As of September 30, 2021, Farmer Mac held $2.2 million of cash and no investment securities as collateral for its derivatives in net asset positions, compared to $1.3 million of cash and no investment securities as collateral for its derivatives in net asset positions as of December 31, 2020.

Farmer Mac posted $6.0 million cash and $169.2 million of investment securities as of September 30, 2021 and posted $11.2 million cash and $201.1 million investment securities as of December 31, 2020.  Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets. Any investment securities posted as collateral are included in the investment securities balances on the consolidated balance sheets.  If Farmer Mac had breached certain provisions of the derivative contracts as of September 30, 2021 and December 31, 2020, it could have been required to settle its obligations under the agreements, but would not have been required to post additional collateral. As of September 30, 2021 and December 31, 2020, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

Of Farmer Mac's $15.8 billion notional amount of interest rate swaps outstanding as of September 30, 2021, $13.2 billion were cleared through the swap clearinghouse, the Chicago Mercantile Exchange ("CME"). Of Farmer Mac's $15.4 billion notional amount of interest rate swaps outstanding as of December 31, 2020, $12.8 billion were cleared through the CME. During the first nine months of 2021, Farmer Mac continued the use of non-cleared basis swaps to prepare for the transition away from the use of LIBOR as a reference rate.

5.LOANS

Farmer Mac classifies loans as either held for investment or held for sale. Loans held for investment are recorded at the unpaid principal balance, net of unamortized premium or discount and other cost basis adjustments. Loans held for sale are reported at the lower of cost or fair value determined on a pooled basis. During third quarter 2021, Farmer Mac reclassified $301.6 million from loans held for investment to loans held for sale related to the FARM Series 2021-1 securitization. See note 11 for more information on the securitization. As of September 30, 2021 and December 31, 2020, Farmer Mac had $301.6 million and no loans held for sale, respectively. Farmer Mac did not record any lower of cost or fair value adjustments during the three or nine months ended September 30, 2021 related to its loans held for sale.

The following table includes loans held for investment and loans held for sale and displays the composition of the loan balances as of September 30, 2021 and December 31, 2020:

Table 5.1

	As of September 30, 2021			As of December 31, 2020
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Farm & Ranch	$5,800,376	$977,373	$6,777,749	$4,889,393	$1,287,045	$6,176,438
Rural Utilities	2,243,172	—	2,243,172	2,260,412	—	2,260,412
Total unpaid principal balance(1)	8,043,548	977,373	9,020,921	7,149,805	1,287,045	8,436,850
Unamortized premiums, discounts, fair value hedge basis adjustment, and other cost basis adjustments	16,288	—	16,288	112,128	—	112,128
Total loans	8,059,836	977,373	9,037,209	7,261,933	1,287,045	8,548,978
Allowance for losses	(13,621)	(673)	(14,294)	(12,943)	(889)	(13,832)
Total loans, net of allowance	$8,046,215	$976,700	$9,022,915	$7,248,990	$1,286,156	$8,535,146
(1)Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business.

Allowance for Losses

The following table is a summary, by asset type, of the allowance for losses as of September 30, 2021 and December 31, 2020:

Table 5.2

	September 30, 2021	December 31, 2020
	Allowance for Losses	Allowance for Losses
	(in thousands)
Loans:
Farm & Ranch	$3,506	$3,745
Rural Utilities	10,788	10,087
Total	$14,294	$13,832

The following is a summary of the changes in the allowance for losses for the three and nine month period ended September 30, 2021 and 2020:

Table 5.3

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	Allowance for Losses	Allowance for Losses	Allowance for Losses	Allowance for Losses
	(in thousands)
Farm & Ranch:
Beginning Balance	$3,092	$6,039	$3,745	$10,454
Cumulative effect adjustment from adoption of current expected credit loss standard	—	—	—	(3,909)
Adjusted Beginning Balance	3,092	6,039	3,745	6,545
Provision for/(release of) losses	414	(300)	(239)	(412)
Charge-offs	—	—	—	(394)
Ending Balance(1)	$3,506	$5,739	$3,506	$5,739

Rural Utilities:
Beginning Balance	$10,908	$8,900	$10,087	$—
Cumulative effect adjustment from adoption of current expected credit loss standard	—	—	—	5,378
Adjusted Beginning Balance	10,908	8,900	10,087	5,378
(Release of)/provision for losses	(120)	1,182	701	4,704
Charge-offs	—	—	—	—
Ending Balance(2)	$10,788	$10,082	$10,788	$10,082
(1)As of September 30, 2021 and 2020, allowance for losses for Farm & Ranch includes no allowance and $1.8 million, respectively, for collateral dependent assets secured by agricultural real estate.
(2)As of both September 30, 2021 and 2020, allowance for losses for Rural Utilities includes no allowance for collateral dependent assets.

The release from the allowance for Rural Utilities loan losses of $0.1 million recorded during third quarter 2021 was primarily attributable to the impact of improving economic factor forecasts. The $0.4 million provision to the allowance for the Farm & Ranch portfolio during third quarter 2021 was primarily attributable to a decline in the economic factor forecast for commodity prices in Farmer Mac's fruit and nuts portfolio.

The net provision recorded to the allowance for the nine months ended September 30, 2021 was primarily a result of the impact of the Texas Arctic Freeze on the Rural Utilities portfolio, partially offset by improving economic factor forecasts. The net release from the allowance for the nine months ended September 30, 2021 was primarily a result of improving agricultural commodity prices on the Farm & Ranch portfolio in the first half of the year, partially offset by declines in the third quarter.

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

The following table presents the unpaid principal balances by delinquency status of Farmer Mac's loans and non-performing assets as of September 30, 2021 and December 31, 2020:

Table 5.4

	As of September 30, 2021
	Accruing
	Current	30-59 Days	60-89 Days	90 Days and Greater(2)	Total Past Due	Nonaccrual loans(3)(4)	Total Loans
	(in thousands)
Loans(1):
Farm & Ranch	$6,633,343	$2,345	$482	$3,655	$6,482	$137,924	$6,777,749
Rural Utilities	2,243,172	—	—	—	—	—	2,243,172
Total	$8,876,515	$2,345	$482	$3,655	$6,482	$137,924	$9,020,921
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
(4)Includes $44.8 million of nonaccrual loans for which there was no associated allowance. During the three and nine months ended September 30, 2021, Farmer Mac received $1.4 million and $4.4 million, respectively, in interest on nonaccrual loans.

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

Credit Quality Indicators

The following tables present credit quality indicators related to Farm & Ranch loans and Rural Utilities loans held as of September 30, 2021 and December 31, 2020, by year of origination:

Table 5.5

	As of September 30, 2021
	Year of Origination:
	2021	2020	2019	2018	2017	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Farm & Ranch(1):
Internally Assigned Risk Rating:
Acceptable	$1,570,766	$1,798,703	$660,485	$382,027	$318,043	$1,054,024	$531,063	$6,315,111
Special mention(2)	83,224	88,848	36,050	13,828	6,962	18,998	10,531	258,441
Substandard(3)	607	5,305	26,892	27,730	50,478	81,240	11,945	204,197
Total	$1,654,597	$1,892,856	$723,427	$423,585	$375,483	$1,154,262	$553,539	$6,777,749

For the Three Months Ended September 30, 2021:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—
Current period Farm & Ranch net charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

For the Nine Months Ended September 30, 2021:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—
Current period Farm & Ranch net charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

	As of September 30, 2021
	Year of Origination:
	2021	2020	2019	2018	2017	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Rural Utilities(1):
Internally Assigned Risk Rating:
Acceptable	$60,793	$619,772	$784,153	$8,100	$89,263	$628,903	$28,988	$2,219,972
Special mention(2)	—	—	—	—	—	—	—	—
Substandard(3)	—	23,200	—	—	—	—	—	23,200
Total	$60,793	$642,972	$784,153	$8,100	$89,263	$628,903	$28,988	$2,243,172

For the Three Months Ended September 30, 2021:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—
Current period Rural Utilities net charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

For the Nine Months Ended September 30, 2021:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—
Current period Farm & Ranch net charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

For the Three Months Ended September 30, 2020:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—
Current period Farm & Ranch net charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

For the Nine Months Ended September 30, 2020:
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

For the Three Months Ended September 30, 2020:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—
Current period Rural Utilities net charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

For the Nine Months Ended September 30, 2020:
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
6.GUARANTEES AND COMMITMENTS

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of September 30, 2021 and December 31, 2020, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans:

Table 6.1

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of September 30, 2021	As of December 31, 2020
	(in thousands)
Farm & Ranch:
Farmer Mac Guaranteed Securities	$60,349	$79,312
USDA Guarantees:
Farmer Mac Guaranteed USDA Securities	259,893	299,298
Institutional Credit:
AgVantage Securities	4,412	4,412
Total off-balance sheet Farmer Mac Guaranteed Securities	$324,654	$383,022

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.  The following table summarizes the significant cash flows received from and paid to trusts used for Farmer Mac securitizations:

Table 6.2

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
	(in thousands)
Proceeds from new securitizations	$84,131	$64,612
Guarantee fees received	848	1,136

Farmer Mac presents a liability for its obligation to stand ready under its guarantee in "Guarantee and commitment obligation" on the consolidated balance sheets.  The following table presents the liability and the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities:

Table 6.3

	As of September 30, 2021	As of December 31, 2020
(dollars in thousands)
Guarantee and commitment obligation	$1,257	$1,625
Weighted average remaining maturity:
Farmer Mac Guaranteed Securities	8.9 years	9.5 years
AgVantage Securities	3.2 years	4.0 years

Long-Term Standby Purchase Commitments

Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the consolidated balance sheets.  The following table presents the liability, the maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all Long-Term Standby Purchase Commitments ("LTSPCs"), not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans, as well as the weighted-average remaining maturity of all loans underlying LTSPCs:

Table 6.4

	As of September 30, 2021	As of December 31, 2020
	(dollars in thousands)
Guarantee and commitment obligation(1)	$36,270	$33,909
Maximum principal amount	3,181,516	2,881,856
Weighted-average remaining maturity	15.4 years	15.3 years
(1) Relates to LTSPCs issued or modified on or after January 1, 2003.

Reserve for Losses

The following table is a summary, by asset type, of the reserve for losses as of September 30, 2021 and December 31, 2020:

Table 6.5

	September 30, 2021	December 31, 2020
	Reserve for Losses	Reserve for Losses
	(in thousands)
Farm & Ranch:
LTSPCs and Farmer Mac Guaranteed Securities	$1,103	$2,097
Rural Utilities
LTSPCs	897	1,180
Total	$2,000	$3,277

The following is a summary of the changes in the reserve for losses for the three and nine month period ended September 30, 2021 and 2020:

Table 6.6

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	Reserve for Losses	Reserve for Losses	Reserve for Losses	Reserve for Losses
	(in thousands)
Farm & Ranch:
Beginning Balance	$1,194	$1,650	$2,097	$2,164
Cumulative effect adjustment from adoption of current expected credit loss standard	—	—	—	(148)
Adjusted Beginning Balance	1,194	1,650	2,097	2,016
(Release of)/provision for losses	(91)	628	(994)	262
Charge-offs	—	—	—	—
Ending Balance	$1,103	$2,278	$1,103	$2,278

Rural Utilities:
Beginning Balance	$917	$1,370	$1,180	$—
Cumulative effect adjustment from adoption of current expected credit loss standard	—	—	—	1,011
Adjusted Beginning Balance	917	1,370	1,180	1,011
(Release of)/provision for losses	(20)	(80)	(283)	279
Charge-offs	—	—	—	—
Ending Balance	$897	$1,290	$897	$1,290

The release from the reserve for losses in the Rural Utilities LTSPC portfolio recorded during the three and nine months ended September 30, 2021 was primarily due to improving economic factor forecasts and ratings upgrades. The release in the Farm & Ranch LTSPC portfolio was primarily due to ratings upgrades and updated loss-given-default assumptions.

The provision to the reserve for losses recorded during the three and nine months ended September 30,
2020 was primarily due to credit downgrades in the LTSPC portfolio.

The following table presents the unpaid principal balances by delinquency status of Farm & Ranch loans underlying LTSPCs. Farm & Ranch Farmer Mac Guaranteed Securities, Rural Utilities loans underlying LTSPCs, and non-performing assets as of September 30, 2021 and December 31, 2020:

Table 6.7

	As of September 30, 2021
	Current	30-59 Days	60-89 Days	90 Days and Greater(1)	Total Past Due	Total Loans
	(in thousands)
Farm and Ranch:
LTSPCs and Farmer Mac Guaranteed Securities	$2,659,372	$6,026	$45	$2,167	$8,238	$2,667,610
Rural Utilities:
LTSPCs	$574,255	$—	$—	$—	$—	$574,255
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

Credit Quality Indicators

The following tables present credit quality indicators related to Farm & Ranch loans underlying LTSPCs, Farm & Ranch Farmer Mac Guaranteed Securities, and Rural Utilities loans underlying LTSPCs as of September 30, 2021 and December 31, 2020, by year of origination:

Table 6.8

	As of September 30, 2021
	Year of Origination:
	2021	2020	2019	2018	2017	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Farm & Ranch LTSPCs and Farmer Mac Guaranteed Securities:
Internally Assigned Risk Rating:
Acceptable	$306,664	$309,938	$206,652	$189,643	$225,421	$1,054,049	$228,509	$2,520,876
Special mention(1)	—	3,915	—	1,382	3,190	58,112	6,058	72,657
Substandard(2)	—	220	730	10,496	12,942	45,900	3,789	74,077
Total	$306,664	$314,073	$207,382	$201,521	$241,553	$1,158,061	$238,356	$2,667,610

For the Three Months Ended September 30, 2021:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—
Current period Farm & Ranch net charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

For the Nine Months Ended September 30, 2021:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—
Current period Farm & Ranch net charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
(1)Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.
(2)Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

As of September 30, 2021
Year of Origination:
	2021	2020	20	2019	2018	2017	Prior	Revolving Loans - Amortized Cost Basis	Total
(in thousands)
Rural Utilities LTSPCs:
Internally Assigned Risk Rating:
Acceptable	$—	$—		$—	$—	$—	$511,743	$62,512	$574,255
Special mention(1)	—	—		—	—	—	—	—	—
Substandard(2)	—	—		—	—	—	—	—	—
Total	$—	$—		$—	$—	$—	$511,743	$62,512	$574,255

For the Three Months Ended September 30, 2021:
Current period charge-offs	$—	$—		$—	$—	$—	$—	$—	$—
Current period recoveries	—	—		—	—	—	—	—	—
Current period Rural Utilities net charge-offs	$—	$—		$—	$—	$—	$—	$—	$—

For the Nine Months Ended September 30, 2021:
Current period charge-offs	$—	$—		$—	$—	$—	$—	$—	$—
Current period recoveries	—	—		—	—	—	—	—	—
Current period Farm & Ranch net charge-offs	$—	$—		$—	$—	$—	$—	$—	$—
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

For the Three Months Ended September 30, 2020:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—
Current period Farm & Ranch net charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

For the Nine Months Ended September 30, 2020:
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

For the Three Months Ended September 30, 2020:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—
Current period Rural Utilities net charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

For the Nine Months Ended September 30, 2020:
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

The following tables set forth information related to Farmer Mac's borrowings as of September 30, 2021 and December 31, 2020:

Table 7.1

	September 30, 2021
	Outstanding as of September 30		Average Outstanding During the Quarter
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$2,400,268	0.04%	$1,744,214	0.09%
Medium-term notes	1,276,557	0.08%	2,247,220	0.12%
Current portion of medium-term notes	4,405,308	0.69%
Total due within one year	$8,082,133	0.40%
Due after one year:
Medium-term notes due in:
Two years	$3,692,620	0.87%
Three years	2,513,348	0.87%
Four years	1,684,685	1.01%
Five years	2,288,647	0.88%
Thereafter	4,089,552	1.73%
Total due after one year	$14,268,852	1.14%
Total principal net of discounts	$22,350,985	0.87%
Hedging adjustments	14,136
Total	$22,365,121

	December 31, 2020
	Outstanding as of December 31		Average Outstanding During the Year
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$1,797,175	0.11%	$2,343,702	0.63%
Medium-term notes	2,645,146	0.19%	1,593,253	0.60%
Current portion of medium-term notes	6,304,061	0.90%
Total due within one year	$10,746,382	0.59%
Due after one year:
Medium-term notes due in:
Two years	$3,004,203	1.00%
Three years	2,809,551	1.24%
Four years	927,119	1.67%
Five years	1,342,250	1.03%
Thereafter	2,966,172	1.92%
Total due after one year	$11,049,295	1.37%
Total principal net of discounts	$21,795,677	0.98%
Hedging adjustments	53,240
Total	$21,848,917

The maximum amount of Farmer Mac's discount notes outstanding at any month end during the nine months ended September 30, 2021 and 2020 was $2.4 billion and $2.6 billion, respectively.

Callable medium-term notes give Farmer Mac the option to redeem the debt at par value on a specified call date or at any time on or after a specified call date.  The following table summarizes by maturity date the amounts and costs for Farmer Mac debt callable in 2021 as of September 30, 2021:

Table 7.2

Debt Callable in 2021 as of September 30, 2021, by Maturity
	Amount	Weighted-Average Rate
	(dollars in thousands)
Maturity:
2022	$116,487	0.11%
2023	210,867	0.99%
2024	149,405	0.83%
2025	137,896	0.66%
Thereafter	569,647	1.51%
Total	$1,184,302	1.10%

The following schedule summarizes the earliest interest rate reset date, or debt maturities, of total borrowings outstanding as of September 30, 2021, including callable and non-callable medium-term notes, assuming callable notes are redeemed at the initial call date:

Table 7.3

	Earliest Interest Rate Reset Date, or Debt Maturities, of Borrowings Outstanding
	Amount	Weighted-Average Rate
	(dollars in thousands)
Debt with interest rate resets, or debt maturities in:
2021	$7,159,124	0.22%
2022	3,242,709	0.89%
2023	3,267,608	0.98%
2024	1,870,603	0.98%
2025	1,633,640	0.90%
Thereafter	5,177,301	1.63%
Total principal net of discounts	$22,350,985	0.87%

During the nine months ended September 30, 2021 and 2020, Farmer Mac called $1.7 billion and $2.7 billion of callable medium-term notes, respectively.

Authority to Borrow from the U.S. Treasury

Farmer Mac's statutory charter authorizes it, upon satisfying certain conditions, to borrow up to $1.5 billion from the U.S. Treasury through the issuance of debt obligations to the U.S. Treasury. Any funds borrowed from the U.S. Treasury may be used solely to fulfill Farmer Mac's guarantee obligations.  Any debt obligations issued by Farmer Mac under this authority would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the

United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac.  The charter requires Farmer Mac to repurchase any of its debt obligations held by the U.S. Treasury within a reasonable time.  As of September 30, 2021, Farmer Mac had not used this borrowing authority.

Gains on Repurchase of Outstanding Debt

During the three and nine months ended September 30, 2021, Farmer Mac repurchased $23.0 million of outstanding debt at a gain of $14,000; no outstanding debt repurchases were made in the three and nine months ended September 30, 2020.

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

Common Stock

During each of the first, second, and third quarters in 2021, Farmer Mac paid a quarterly dividend of $0.88 per share on all classes of its common stock. For each quarter in 2020, Farmer Mac paid a quarterly dividend of $0.80 per share on all classes of its common stock.

Farmer Mac's board of directors approved a share repurchase program during third quarter 2015 authorizing Farmer Mac to repurchase up to $25.0 million of its outstanding Class C non-voting common stock. The share repurchase program, last modified on March 14, 2019, authorized Farmer Mac to repurchase up to $10.0 million of Farmer Mac's outstanding Class C non-voting common stock. During first quarter 2020, Farmer Mac repurchased approximately 4,000 shares of Class C non-voting common stock at a cost of approximately $0.2 million. Shortly after these repurchases were completed, Farmer Mac indefinitely suspended its share repurchase program in an effort to preserve capital and liquidity in view of market volatility and uncertainty caused by the COVID-19 pandemic. In March 2021, Farmer Mac's board of directors reinstated the share repurchase program on its previous terms (with a remaining authorization of up to $9.8 million in stock repurchases) and extended the expiration date of the program to March 2023. Farmer Mac did not repurchase any shares of its Class C non-voting common stock during the first nine months of 2021. As of September 30, 2021, Farmer Mac had repurchased approximately 673,000 shares of Class C non-voting common stock at a cost of approximately $19.8 million under the share repurchase program since 2015.

Capital Requirements

Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of both September 30, 2021 and December 31, 2020, the minimum capital requirement was greater than the risk-based capital requirement. Farmer Mac's ability to declare and pay dividends could be restricted if it fails to comply with applicable capital requirements.

As of September 30, 2021, Farmer Mac's minimum capital requirement was $699.6 million and its core capital level was $1.2 billion, which was $479.5 million above the minimum capital requirement as of that date. As of December 31, 2020, Farmer Mac's minimum capital requirement was $680.9 million and its core capital level was $1.0 billion, which was $325.5 million above the minimum capital requirement as of that date.

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

9.FAIR VALUE DISCLOSURES

Fair Value Classification and Transfers

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Table 9.1

Assets and Liabilities Measured at Fair Value as of September 30, 2021
	Level 1	Level 2	Level 3(1)	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,500	$19,500
Floating rate Government/GSE guaranteed mortgage-backed securities	—	2,403,074	—	2,403,074
Fixed rate GSE guaranteed mortgage-backed securities	—	28,897	—	28,897
Fixed rate U.S. Treasuries	1,244,733	—	—	1,244,733
Total Available-for-sale Investment Securities	1,244,733	2,431,971	19,500	3,696,204
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—	6,138,759	6,138,759
Total Farmer Mac Guaranteed Securities	—	—	6,138,759	6,138,759
USDA Securities:
Trading	—	—	4,793	4,793
Total USDA Securities	—	—	4,793	4,793
Financial derivatives	—	15,668	—	15,668
Total Assets at fair value	$1,244,733	$2,447,639	$6,163,052	$9,855,424
Liabilities:
Financial derivatives	$—	$25,633	$—	$25,633
Total Liabilities at fair value	$—	$25,633	$—	$25,633

Non-recurring:
Assets
Loans held for sale	$—	$—	$324,246	$324,246
Total non-recurring assets at fair value	$—	$—	$324,246	$324,246
(1) Level 3 assets represent 26% of total assets and 64% of financial instruments measured at fair value.

Assets and Liabilities Measured at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3(1)	Total
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

There were no significant assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2021 or December 31, 2020.

Transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. During the nine months ended September 30, 2021 and 2020, there were no transfers within the fair value hierarchy for fair value measurements of Farmer Mac's investment securities, Farmer Mac Guaranteed Securities, USDA Securities, and financial derivatives.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which Farmer Mac has used significant unobservable inputs to determine fair value. Net transfers in and/or out of Level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no liabilities measured at fair value using significant unobservable inputs during the three and nine months ended September 30, 2021 and 2020.

Table 9.2

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended September 30, 2021
	Beginning Balance	Purchases	Sales	Settlements	Allowance for Losses	Realized and unrealized gains/(losses) included in Income	Unrealized gains/(losses) included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,248	$—	$—	$—	$6	$—	$246	$19,500
Total available-for-sale	19,248	—	—	—	6	—	246	19,500
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	6,877,405	—	—	(708,882)	(70)	(31,462)	1,768	6,138,759
Total available-for-sale	6,877,405	—	—	(708,882)	(70)	(31,462)	1,768	6,138,759
USDA Securities:
Trading	5,050	—	—	(294)	—	37	—	4,793
Total USDA Securities	5,050	—	—	(294)		37	—	4,793
Total Assets at fair value	$6,901,703	$—	$—	$(709,176)	$(64)	$(31,425)	$2,014	$6,163,052

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended September 30, 2020
	Beginning Balance	Purchases	Sales	Settlements	Allowance for Losses	Realized and unrealized gains/(losses) included in Income	Unrealized gains/(losses) included in Other Comprehensive Income	Ending Balance
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

Level 3 Assets and Liabilities Measured at Fair Value for the Nine Months Ended September 30, 2021
	Beginning Balance	Purchases	Sales	Settlements	Allowance for Losses	Realized and unrealized losses included in Income	Unrealized gains included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,171	$—	$—	$—	$(16)	$—	$345	$19,500
Total available-for-sale	19,171	—	—	—	(16)	—	345	19,500
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	6,947,701	578,115	—	(1,263,117)	19	(150,265)	26,306	6,138,759
Total available-for-sale	6,947,701	578,115	—	(1,263,117)	19	(150,265)	26,306	6,138,759
USDA Securities:
Trading	6,695	—	—	(1,864)	—	(38)	—	4,793
Total USDA Securities	6,695	—	—	(1,864)		(38)	—	4,793
Total Assets at fair value	$6,973,567	$578,115	$—	$(1,264,981)	$3	$(150,303)	$26,651	$6,163,052

Level 3 Assets and Liabilities Measured at Fair Value for the Nine Months Ended September 30, 2020
	Beginning Balance	Purchases	Sales	Settlements	Allowance for Losses	Realized and unrealized gains/(losses) included in Income	Unrealized gains/(losses) included in Other Comprehensive Income	Ending Balance
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

The following tables present additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in Level 3 of the fair value hierarchy as of September 30, 2021 and December 31, 2020:

Table 9.3

	As of September 30, 2021
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,500	Indicative bids	Range of broker quotes	99.3% - 99.3% (99.3%)
Farmer Mac Guaranteed Securities:
AgVantage	$6,138,759	Discounted cash flow	Discount rate	0.9% - 2.1% (1.4%)

USDA Securities	$4,793	Discounted cash flow	Discount rate	1.4% - 2.3% (1.8%)
			CPR	25% - 43% (34%)

	As of December 31, 2020
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,171	Indicative bids	Range of broker quotes	97.5% - 97.5% (97.5%)
Farmer Mac Guaranteed Securities:
AgVantage	$6,947,701	Discounted cash flow	Discount rate	0.8% - 2.3% (1.3%)

USDA Securities	$6,695	Discounted cash flow	Discount rate	0.9% - 1.9% (1.4%)
			CPR	25% - 49% (44%)

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

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities, and guarantees and commitments as of September 30, 2021 and December 31, 2020:

Table 9.4

	As of September 30, 2021		As of December 31, 2020
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$899,052	$899,052	$1,033,941	$1,033,941
Investment securities	3,742,635	3,741,639	3,899,925	3,898,724
Farmer Mac Guaranteed Securities	8,393,490	8,387,062	8,148,691	8,123,493
USDA Securities	2,548,207	2,462,010	2,637,509	2,480,321
Loans	9,526,315	9,022,915	9,167,525	8,535,146
Financial derivatives	15,668	15,668	17,468	17,468
Guarantee and commitment fees receivable	36,643	39,038	34,115	37,113
Financial liabilities:
Notes payable	22,448,508	22,365,121	22,130,263	21,848,917
Debt securities of consolidated trusts held by third parties	1,039,150	990,961	1,390,330	1,323,786
Financial derivatives	25,633	25,633	29,892	29,892
Guarantee and commitment obligations	35,131	37,526	32,537	35,535

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

10.BUSINESS SEGMENT REPORTING

The following tables present core earnings for Farmer Mac's operating segments and a reconciliation to consolidated net income for the three and nine months ended September 30, 2021 and 2020:

Table 10.1

Core Earnings by Business Segment
For the Three Months Ended September 30, 2021
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$24,893	$6,449	$7,018	$13,707	$2,938	$—		$55,005
Less: reconciling adjustments(1)(2)(3)	(526)	398	(554)	1,652	(50)	(920)		—
Net effective spread	24,367	6,847	6,464	15,359	2,888	(920)		—
Guarantee and commitment fees(2)	3,831	166	320	5	—	(1,167)		3,155
Other income/(expense)(3)	405	152	2	—	128	(2,162)		(1,475)
Non-interest income/(loss)	4,236	318	322	5	128	(3,329)		1,680

(Provision for)/release of losses	(414)	—	120	(78)	6	—		(366)

Release of reserve for losses	91	—	20	—	—	—		111
Other non-interest expense	(6,275)	(2,284)	(1,889)	(2,514)	(4,145)	—		(17,107)
Non-interest expense(4)	(6,184)	(2,284)	(1,869)	(2,514)	(4,145)	—		(16,996)
Core earnings before income taxes	22,005	4,881	5,037	12,772	(1,123)	(4,249)	(5)	39,323
Income tax (expense)/benefit	(4,621)	(1,025)	(1,058)	(2,682)	234	892		(8,260)
Core earnings before preferred stock dividends	17,384	3,856	3,979	10,090	(889)	(3,357)	(5)	31,063
Preferred stock dividends	—	—	—	—	(6,774)	—		(6,774)
Segment core earnings/(losses)	$17,384	$3,856	$3,979	$10,090	$(7,663)	$(3,357)	(5)	$24,289

Total assets at carrying value	$6,883,879	$2,522,382	$2,249,071	$8,395,286	$4,693,750	$—		$24,744,368
Total on- and off-balance sheet program assets at principal balance	$9,445,359	$2,722,702	$2,817,427	$8,133,303	$—	$—		$23,118,791
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

Core Earnings by Business Segment
For the Nine Months Ended September 30, 2021
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$70,805	$18,227	$19,995	$46,124	$8,234	$—		$163,385
Less: reconciling adjustments(1)(2)(3)	(1,006)	1,969	(242)	2,039	190	(2,950)		—
Net effective spread	69,799	20,196	19,753	48,163	8,424	(2,950)		—
Guarantee and commitment fees(2)	11,403	522	956	15	—	(3,714)		9,182
Other income/(expense)(3)	1,118	441	3	—	(123)	(744)		695
Non-interest income/(loss)	12,521	963	959	15	(123)	(4,458)		9,877

Release of/(provision for) losses	239	—	(701)	(40)	(16)	—		(518)

Release of reserve for losses	994	—	283	—	—	—		1,277
Other non-interest expense	(18,679)	(7,080)	(5,784)	(7,420)	(13,903)	—		(52,866)
Non-interest expense(4)	(17,685)	(7,080)	(5,501)	(7,420)	(13,903)	—		(51,589)
Core earnings before income taxes	64,874	14,079	14,510	40,718	(5,618)	(7,408)	(5)	121,155
Income tax (expense)/benefit	(13,623)	(2,957)	(3,047)	(8,551)	1,043	1,556		(25,579)
Core earnings before preferred stock dividends	51,251	11,122	11,463	32,167	(4,575)	(5,852)	(5)	95,576
Preferred stock dividends	—	—	—	—	(17,885)	—		(17,885)
Segment core earnings/(losses)	$51,251	$11,122	$11,463	$32,167	$(22,460)	$(5,852)	(5)	$77,691

Total assets at carrying value	$6,883,879	$2,522,382	$2,249,071	$8,395,286	$4,693,750	$—		$24,744,368
Total on- and off-balance sheet program assets at principal balance	$9,445,359	$2,722,702	$2,817,427	$8,133,303	$—	$—		$23,118,791
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

Core Earnings by Business Segment
For the Nine Months Ended September 30, 2020
	Farm & Ranch	USDA Guarantees	Rural Utilities	Institutional Credit	Corporate	Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$53,768	$14,691	$12,778	$48,059	$5,025	$—		$134,321
Less: reconciling adjustments(1)(2)(3)	(4,072)	488	4,597	7,026	74	(8,113)		—
Net effective spread	49,696	15,179	17,375	55,085	5,099	(8,113)		—
Guarantee and commitment fees(2)	12,822	658	995	23	—	(5,003)		9,495
Other income/(expense)(3)	2,197	864	12	—	(413)	(3,048)		(388)
Non-interest income/(loss)	15,019	1,522	1,007	23	(413)	(8,051)		9,107

Release of/(provision for) losses	412	—	(4,704)	(222)	(28)	—		(4,542)

Provision for reserve for losses	(262)	—	(278)	—	—	—		(540)
Other non-interest expense	(16,632)	(5,045)	(4,428)	(6,606)	(12,171)	—		(44,882)
Non-interest expense(4)	(16,894)	(5,045)	(4,706)	(6,606)	(12,171)	—		(45,422)
Core earnings before income taxes	48,233	11,656	8,972	48,280	(7,513)	(16,164)	(5)	93,464
Income tax (expense)/benefit	(10,129)	(2,448)	(1,884)	(10,139)	1,689	3,395		(19,516)
Core earnings before preferred stock dividends	38,104	9,208	7,088	38,141	(5,824)	(12,769)	(5)	73,948
Preferred stock dividends	—	—	—	—	(12,536)	—		(12,536)
Loss on retirement of preferred stock	—	—	—	—	—	(1,667)		(1,667)
Segment core earnings/(losses)	$38,104	$9,208	$7,088	$38,141	$(18,360)	$(14,436)	(5)	$59,745

Total assets at carrying value	$5,961,307	$2,487,687	$2,256,011	$8,716,923	$4,576,909	$—		$23,998,837
Total on- and off-balance sheet program assets at principal balance	$8,249,349	$2,735,128	$2,685,309	$8,319,502	$—	$—		$21,989,288
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

11.SUBSEQUENT EVENT

On October 14, 2021, Farmer Mac completed a structured and syndicated agricultural mortgage-backed securitization (AMBS). The underlying mortgage pool for FARM Series 2021-1 consisted of 384 agricultural mortgage loans with an aggregate outstanding principal balance of approximately $302.7 million. The loans in the pool were underwritten to Farmer Mac’s standards and acquired by Farmer Mac between July 2019 and December 2020. This transaction included a $280.0 million senior tranche guaranteed by Farmer Mac and a $22.7 million unguaranteed subordinate tranche. During fourth quarter 2021, Farmer Mac expects to record a gain on this transaction of approximately $4 million after-tax.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The objective of this section of the report is to provide a discussion and analysis, from management’s perspective, of the material information necessary to assess Farmer Mac's financial condition and results of operations for the quarter ended September 30, 2021. Financial information included in this report is consolidated to include the accounts of Farmer Mac and its two subsidiaries – Farmer Mac Mortgage Securities Corporation and Farmer Mac II LLC. This discussion and analysis of financial condition and results of operations should be read together with: (1) the interim unaudited consolidated financial statements and the related notes that appear elsewhere in this report; and (2) Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on February 25, 2021 (the "2020 Annual Report").

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
•changes in capital position;
•future dividend payments; and
•other business and financial matters.

Management's expectations for Farmer Mac's future necessarily involve assumptions, estimates, and the evaluation of risks and uncertainties.  Various factors or events, both known and unknown, could cause Farmer Mac's actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under "Risk Factors" in Part II, Item 1A of this report and in Part I, Item 1A of the 2020 Annual Report, as well as uncertainties about:

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
•the effect of economic conditions and geopolitics on agricultural mortgage or rural utilities lending, borrower repayment capacity, or collateral values, including fluctuations in interest rates, changes in U.S. trade policies, fluctuations in export demand for U.S. agricultural products, supply chain disruptions, increases in input costs, labor availability, and volatility in commodity prices;
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

During third quarter 2021:

•we closed on a strategic acquisition that enhanced our operations by expanding our internal loan servicing function and acquiring the loan servicing rights for a sizeable portion of our Farm & Ranch loan and USDA Guaranteed Securities portfolios;
•we continued to operate effectively while nearly all employees worked remotely;
•we provided $2.5 billion in liquidity and lending capacity to lenders serving rural America;
•we maintained uninterrupted access to the debt capital markets and a strong capital position; and
•we maintained strong liquidity in our investment portfolio well above regulatory requirements.

Farmer Mac’s performance during third quarter 2021 described in more detail in this report reflects the success of our continued focus on pursuing new channels and innovative ways to further our mission to help build a strong and vital rural America. The discussion below of Farmer Mac's financial information includes "non-GAAP measures," which are measures of financial performance not presented in accordance with generally accepted accounting principles in the United States ("GAAP"). For more information about the non-GAAP measures Farmer Mac uses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Measures."

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

Table 1

	For the Three Months Ended
	September 30, 2021	June 30, 2021	September 30, 2020
	(in thousands)
Net income attributable to common stockholders	$24,289	$25,444	$18,659
Core earnings	27,646	29,986	27,691

The $1.2 million sequential decrease in net income attributable to common stockholders was primarily due to a $1.0 million after-tax increase in our provision for credit losses and a $0.9 million increase in preferred stock dividends, which was partially offset by a $0.6 million after-tax increase in the fair value of undesignated financial derivatives due to fluctuations in long-term interest rates.

The $5.6 million year-over-year increase in net income attributable to common stockholders was due to an $8.2 million after-tax increase in net interest income, the absence of a $1.7 million after-tax loss on the retirement of preferred stock recorded in the comparable prior period, and a $0.7 million after-tax decrease in the provision for credit losses. These factors were partially offset by a $2.0 million after-tax increase in operating expenses, a $1.4 million after-tax decrease in the fair value of undesignated financial derivatives due to fluctuations in long-term interest rates, and a $1.6 million increase in preferred stock dividends.

The $2.3 million sequential decrease in core earnings was primarily due to a $1.0 million after-tax increase in our provision for credit losses and a $0.9 million increase in preferred stock dividends.
Year-over-year core earnings were approximately equivalent because a $3.3 million after-tax increase in net effective spread and a $0.7 million after-tax decrease in the provision for credit losses, were partially offset by a $2.0 million after-tax increase in operating expenses, a $1.6 million increase in preferred stock dividends, and a $0.3 million after-tax decrease in guarantee fees.

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

Table 2

	For the Three Months Ended
	September 30, 2021	June 30, 2021	September 30, 2020
	(in thousands)
Net interest income	$55,005	$55,129	$44,661
Net interest yield %	0.94%	0.94%	0.78%
Net effective spread	55,925	56,551	51,802
Net effective spread %	0.99%	1.01%	0.96%

Sequential net interest income, in both dollars and percentage, was approximately equivalent because there were no significant fluctuations in the composition of net interest income.

The $10.3 million year-over-year increase in net interest income was primarily due to a $4.5 million decrease in funding costs, a $2.9 million increase related to new business volume, and a $3.1 million increase in the fair value of derivatives designated in fair value hedge accounting relationships (designated financial derivatives). In percentage terms, the year-over-year 0.16% increase was primarily attributable to a decrease of 0.06% in funding costs, an increase of 0.05% in net fair value changes from designated financial derivatives, and an increase of 0.03% in new business volume.

The $0.6 million sequential decrease in net effective spread was from a $1.3 million decrease attributable to an increase in non-GAAP funding costs and lower cash-basis interest income, partially offset by $0.7 million in new business volume. In percentage terms, the decrease of 0.02% was primarily attributable to the decrease of 0.01% related to lower cash-basis interest income and the increase of 0.01% related to non-GAAP funding costs.

The $4.1 million year-over-year increase in net effective spread in dollars was primarily due to an increase of $2.9 million from new business volume and a $1.0 million decrease in non-GAAP funding costs. In percentage terms, the year-over-year increase of 0.03% was primarily attributable to new business volume.

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

Business Volume

Our outstanding business volume was $23.1 billion as of September 30, 2021, a net increase of $0.9 billion from June 30, 2021 after taking into account all new business, maturities, and paydowns on existing assets. The net increase was primarily attributable to net increases of $499.2 million in the Institutional Credit line of business, $389.2 million in the Farm & Ranch line of business, and $37.4 million in the Rural Utilities line of business, partially offset by a net decrease of $4.2 million in the USDA Guarantees line of business.

For more information about Farmer Mac's business volume, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume."

Capital

Table 3

	As of
	September 30, 2021	December 31, 2020
	(in thousands)
Core capital	$1,179,092	$1,006,400
Capital in excess of minimum capital level required	479,506	325,455

The increase in capital in excess of the minimum capital level required was primarily due to the issuance of the Series G Preferred Stock in May 2021 and an increase in retained earnings.

Credit Quality

The following table presents Farm & Ranch substandard assets, in dollars and as a percentage of the Farm & Ranch portfolio, for both on- and off-balance sheet assets as of September 30, 2021, June 30, 2021, and December 31, 2020:

Table 4

	Farm & Ranch Line of Business
	On-Balance Sheet		Off-Balance Sheet
	Substandard Assets	% of Portfolio	Substandard Assets	% of Portfolio
	(dollars in thousands)
September 30, 2021	$204,197	3.0%	$74,077	2.8%
June 30, 2021	205,958	3.1%	93,168	3.8%
December 31, 2020	180,823	2.9%	110,671	4.6%

Increase/(decrease) from prior quarter-ending	$(1,761)	(0.1)%	$(19,091)	(1.0)%
Increase/(decrease) from prior year-ending	$23,374	0.1%	$(36,594)	(1.8)%
The decrease of $1.8 million in on-balance sheet substandard assets during third quarter 2021 was primarily driven by credit upgrades during the quarter, particularly livestock. The on-balance sheet Farm & Ranch portfolio grew by $176.5 million, which, when coupled with credit upgrades, caused the percentage of substandard assets to decrease. The $19.1 million decrease in substandard assets in our off-balance sheet Farm & Ranch portfolio during third quarter 2021 was primarily due to credit upgrades in the livestock and crops portfolios during the quarter.
There was one substandard asset in the Rural Utilities portfolio as of both September 30, 2021 and June 30, 2021, and none as of December 31, 2020.
For an analysis of current loan-to-value ratios across substandard and other internally assigned risk ratings, see Table 26 in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans and Guarantees."

The following table presents Farm & Ranch 90-day delinquencies, in dollars and as a percentage of the Farm & Ranch portfolio, for both on- and off-balance sheet assets as of September 30, 2021, June 30, 2021, and December 31, 2020:

Table 5

	Farm & Ranch Line of Business
	On-Balance Sheet		Off-Balance Sheet
	90-Day Delinquencies	% of Portfolio	90-Day Delinquencies	% of Portfolio
	(dollars in thousands)
September 30, 2021	$52,625	0.78%	$2,167	0.08%
June 30, 2021	56,790	0.86%	6,286	0.26%
December 31, 2020	34,799	0.56%	11,433	0.48%

Increase/(decrease) from prior quarter-ending	$(4,165)	(0.08)%	$(4,119)	(0.18)%
Increase/(decrease) from prior year-ending	$17,826	0.22%	$(9,266)	(0.40)%
On-balance sheet Farm & Ranch loans 90 or more days delinquent decreased in crops. Off-balance sheet Farm & Ranch loans 90 days or more delinquent decreased in crops and livestock. The top ten borrower exposures over 90 days delinquent in either the on- or off-balance sheet portfolio represented over half of the aggregate 90-day delinquencies as of September 30, 2021.

As of both September 30, 2021 and December 31, 2020, there were no delinquencies in Farmer Mac's portfolio of Rural Utilities loans. As of June 30, 2021, there was one delinquent loan in the amount of $10.0 million in that portfolio.

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

Table 6

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Three Months Ended
	September 30, 2021	September 30, 2020
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$24,289	$18,659
Less reconciling items:
Losses on undesignated financial derivatives due to fair value changes (see Table 14)	(1,864)	(4,149)
Losses on hedging activities due to fair value changes	(2,093)	(5,245)
Unrealized gains/(losses) on trading securities	36	(258)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	23	97
Net effects of terminations or net settlements on financial derivatives	(351)	233
Issuance costs on the retirement of preferred stock	—	(1,667)
Income tax effect related to reconciling items	892	1,957
Sub-total	(3,357)	(9,032)
Core earnings	$27,646	$27,691

Composition of Core Earnings:
Revenues:
Net effective spread(1)	$55,925	$51,802
Guarantee and commitment fees(2)	4,322	4,659
Other(3)	687	453
Total revenues	60,934	56,914

Credit related expense (GAAP):
Provision for losses	255	1,200
Total credit related expense	255	1,200

Operating expenses (GAAP):
Compensation and employee benefits	10,027	8,791
General and administrative	6,330	5,044
Regulatory fees	750	725
Total operating expenses	17,107	14,560

Net earnings	43,572	41,154
Income tax expense(4)	9,152	8,297
Preferred stock dividends (GAAP)	6,774	5,166
Core earnings	$27,646	$27,691

Core earnings per share:
Basic	$2.57	$2.58
Diluted	2.55	2.57
Weighted-average shares:
Basic	10,766	10,734
Diluted	10,842	10,785
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

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Nine Months Ended
	September 30, 2021	September 30, 2020
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$77,691	$59,745
Less reconciling items:
Losses on undesignated financial derivatives due to fair value changes (see Table 14)	(3,890)	(1,933)
Losses on hedging activities due to fair value changes	(4,461)	(13,846)
Unrealized losses on trading securities	(39)	(173)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	59	135
Net effects of terminations or net settlements on financial derivatives	923	(346)
Issuance costs on the retirement of preferred stock	—	(1,667)
Income tax effect related to reconciling items	1,556	3,394
Sub-total	(5,852)	(14,436)
Core earnings	$83,543	$74,181

Composition of Core Earnings:
Revenues:
Net effective spread(1)	$166,335	$142,434
Guarantee and commitment fees(2)	12,896	14,498
Other(3)	1,439	2,175
Total revenues	180,670	159,107

Credit related expense (GAAP):
(Release of)/provision for losses	(759)	5,082
Gains on sale of REO	—	(485)
Total credit related expense	(759)	4,597

Operating expenses (GAAP):
Compensation and employee benefits	31,601	27,005
General and administrative	19,015	15,702
Regulatory fees	2,250	2,175
Total operating expenses	52,866	44,882

Net earnings	128,563	109,628
Income tax expense(4)	27,135	22,911
Preferred stock dividends (GAAP)	17,885	12,536
Core earnings	$83,543	$74,181

Core earnings per share:
Basic	$7.77	$6.92
Diluted	7.71	6.88
Weighted-average shares:
Basic	10,756	10,725
Diluted	10,834	10,781
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
(4)Includes the tax impact of non-GAAP reconciling items between net income attributable to common stockholders and core earnings.

Table 7

Reconciliation of GAAP Basic Earnings Per Share to Core Earnings - Basic Earnings Per Share
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands, except per share amounts)
GAAP - Basic EPS	$2.26	$1.74	$7.22	$5.57
Less reconciling items:
Losses on undesignated financial derivatives due to fair value changes (see Table 14)	(0.17)	(0.39)	(0.36)	(0.18)
Losses on hedging activities due to fair value changes	(0.19)	(0.49)	(0.42)	(1.29)
Unrealized losses on trading securities	—	(0.02)	—	(0.02)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	—	0.01	0.01	0.01
Net effects of terminations or net settlements on financial derivatives	(0.03)	0.02	0.08	(0.03)
Issuance costs on the retirement of preferred stock	—	(0.15)	—	(0.16)
Income tax effect related to reconciling items	0.08	0.18	0.14	0.32
Sub-total	(0.31)	(0.84)	(0.55)	(1.35)
Core Earnings - Basic EPS	$2.57	$2.58	$7.77	$6.92

Shares used in per share calculation (GAAP and Core Earnings)	10,766	10,734	10,756	10,725

Reconciliation of GAAP Diluted Earnings Per Share to Core Earnings - Diluted Earnings Per Share
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands, except per share amounts)
GAAP - Diluted EPS	$2.24	$1.73	$7.17	$5.54
Less reconciling items:
Losses on undesignated financial derivatives due to fair value changes (see Table 14)	(0.17)	(0.39)	(0.36)	(0.18)
Losses on hedging activities due to fair value changes	(0.19)	(0.49)	(0.42)	(1.28)
Unrealized losses on trading securities	—	(0.02)	—	(0.02)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	—	0.01	0.01	0.01
Net effects of terminations or net settlements on financial derivatives	(0.03)	0.02	0.09	(0.03)
Issuance costs on the retirement of preferred stock	—	(0.15)	—	(0.15)
Income tax effect related to reconciling items	0.08	0.18	0.14	0.31
Sub-total	(0.31)	(0.84)	(0.54)	(1.34)
Core Earnings - Diluted EPS	$2.55	$2.57	$7.71	$6.88

Shares used in per share calculation (GAAP and Core Earnings)	10,842	10,785	10,834	10,781

The non-GAAP reconciling items between net income attributable to common stockholders and core earnings are:

1. Losses on financial derivatives due to fair value changes are presented by two reconciling items in Table 6 above: (a) Losses on undesignated financial derivatives due to fair value changes; and (b) Losses on hedging activities due to fair value changes. The table below calculates the non-GAAP reconciling item for losses on hedging activities due to fair value changes:

Table 8

Non-GAAP Reconciling Items for (Losses)/Gains on Hedging Activities due to Fair Value Changes
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Losses due to fair value changes (see Table 4.2)	$(1,920)	$(5,047)	$(3,299)	$(13,109)
Initial cash payment (received) at inception of swap	(173)	(198)	(1,162)	(737)
Losses on hedging activities due to fair value changes	$(2,093)	$(5,245)	$(4,461)	$(13,846)

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

Net Interest Income.  The following table provides information about interest-earning assets and funding for the nine months ended September 30, 2021 and 2020. The average balance of non-accruing loans is included in the average balance of loans, Farmer Mac Guaranteed Securities, and USDA Securities presented, though the related income is accounted for on a cash basis.  Therefore, as the average balance of non-accruing loans and the income received increases or decreases, the net interest income and yield will fluctuate accordingly.  The average balance of loans in consolidated trusts with beneficial interests owned by third parties is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities.  The interest income and expense associated with these trusts are shown in the net effect of consolidated trusts.

Table 9

	For the Nine Months Ended
	September 30, 2021			September 30, 2020
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$4,752,815	$14,107	0.40%	$3,965,371	$35,236	1.18%
Loans, Farmer Mac Guaranteed Securities and USDA Securities(1)	17,614,644	274,783	2.08%	16,780,558	309,051	2.46%
Total interest-earning assets	22,367,459	288,890	1.72%	20,745,929	344,287	2.21%
Funding:
Notes payable due within one year	3,991,539	3,235	0.11%	3,626,550	21,654	0.80%
Notes payable due after one year(2)	17,623,610	125,983	0.95%	16,828,032	193,315	1.53%
Total interest-bearing liabilities(3)	21,615,149	129,218	0.80%	20,454,582	214,969	1.40%
Net non-interest-bearing funding	752,310	—		291,347	—
Total funding	22,367,459	129,218	0.77%	20,745,929	214,969	1.38%
Net interest income/yield prior to consolidation of certain trusts	22,367,459	159,672	0.95%	20,745,929	129,318	0.83%
Net effect of consolidated trusts(4)	1,083,729	3,713	0.46%	1,436,353	5,003	0.46%
Net interest income/yield	$23,451,188	$163,385	0.93%	$22,182,282	$134,321	0.81%
(1)Excludes interest income of $30.1 million and $41.8 million in the first nine months of 2021 and 2020, respectively, related to consolidated trusts with beneficial interests owned by third parties.
(2)Includes current portion of long-term notes.
(3)Excludes interest expense of $26.4 million and $36.8 million in the first nine months of 2021 and 2020, respectively, related to consolidated trusts with beneficial interests owned by third parties.
(4)Includes the effect of consolidated trusts with beneficial interests owned by third parties.

The $29.1 million year-over-year increase in net interest income was primarily due to a $14.1 million increase related to new business volume, a $9.8 million increase in the fair value of derivatives designated in fair value hedge accounting relationships (designated financial derivatives), and a $5.7 million decrease in funding costs.

In percentage terms, the 0.12% increase in net interest income was primarily attributable to an increase of 0.06% in net fair value changes from designated financial derivatives and an increase of 0.05% in new business volume.

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

Table 10

	For the Nine Months Ended September 30, 2021 Compared to Same Period in 2020
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$(27,056)	$5,927	$(21,129)
Loans, Farmer Mac Guaranteed Securities and USDA Securities	(49,053)	14,785	(34,268)
Total	(76,109)	20,712	(55,397)
Expense from other interest-bearing liabilities	(97,336)	11,585	(85,751)
Change in net interest income prior to consolidation of certain trusts(1)	$21,227	$9,127	$30,354
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

Table 11

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income/yield	$55,005	0.94%	$44,661	0.78%	$163,385	0.93%	$134,321	0.80%
Net effects of consolidated trusts	(1,167)	0.02%	(1,500)	0.02%	(3,713)	0.02%	(5,003)	0.03%
Expense related to undesignated financial derivatives	117	—%	3,613	0.07%	3,154	0.02%	9	—%
Amortization of premiums/discounts on assets consolidated at fair value	(15)	—%	(81)	—%	(36)	—%	(92)	—%
Amortization of losses due to terminations or net settlements on financial derivatives	65	—%	62	—%	246	—%	90	—%
Fair value changes on fair value hedge relationships	1,920	0.03%	5,047	0.09%	3,299	0.02%	13,109	0.09%
Net effective spread	$55,925	0.99%	$51,802	0.96%	$166,335	0.99%	$142,434	0.92%

The $23.9 million year-over-year increase in net effective spread in dollars was primarily due to an increase of $14.1 million from new business volume, a $8.9 million decrease in non-GAAP funding costs, and a $1.2 million increase in cash collections on non-accrual loans.

In percentage terms, the increase of 0.07% was primarily attributable to the increase of 0.05% related to net new business volume, the decrease in non-GAAP funding costs of 0.03%, and the increase of 0.01% related to cash collections on non-accrual loans.

See Note 10 to the consolidated financial statements for more information about net interest income and net effective spread from Farmer Mac's individual business segments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Supplemental Information" for quarterly net effective spread by line of business.

Provision for and Release of Allowance for Losses and Reserve for Losses. The following table summarizes the components of Farmer Mac's total allowance for losses for the three and nine months ended September 30, 2021 and 2020:

Table 12

	As of September 30, 2021			As of September 30, 2020
	Allowance for Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
For the Three Months Ended:
Beginning balance	$14,450	$2,111	$16,561	$15,758	$3,020	$18,778
Provision for/(release of) losses	366	(111)	255	646	548	1,194
Ending balance	$14,816	$2,000	$16,816	$16,404	$3,568	$19,972

For the Nine Months Ended:
Beginning balance	$14,298	$3,277	$17,575	$10,454	$2,164	$12,618
Cumulative effect adjustment from adoption of current expected credit loss standard	—	—	—	1,793	863	2,656
Adjusted beginning balance	14,298	3,277	17,575	12,247	3,027	15,274
Provision for/(release of) losses	518	(1,277)	(759)	4,551	541	5,092
Charge-offs	—	—	—	(394)	—	(394)
Ending balance	$14,816	$2,000	$16,816	$16,404	$3,568	$19,972

See Notes 5 and 6 to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans and Guarantees."

Guarantee and Commitment Fees.  The following table presents guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs, for the three and nine months ended September 30, 2021 and 2020:

Table 13

	For the Three Months Ended				For the Nine Months Ended
			Change				Change
	September 30, 2021	September 30, 2020	$	%	September 30, 2021	September 30, 2020	$	%
(dollars in thousands)
Guarantee and commitment fees	$3,155	$3,159	$(4)	—%	$9,182	$9,495	$(313)	(3)%

The decrease in guarantee and commitment fees for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to a decrease in the average outstanding balance of LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities during 2021. As adjusted for the core earnings presentation, guarantee and commitment fees were $4.3 million and $12.9 million for the three and nine months ended September 30, 2021, respectively, compared to $4.7 million and $14.5 million for the three and nine months ended September 30, 2020, respectively. In Farmer Mac's presentation of core earnings, guarantee and commitment fees include interest income and interest expense related to consolidated trusts owned by third parties to reflect management's view that the net interest income Farmer Mac earns is effectively a guarantee fee on the consolidated Farmer Mac Guaranteed Securities.

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

Losses on financial derivatives.  The components of gains and losses on financial derivatives for the three and nine months ended September 30, 2021 and 2020 are summarized in the following table:

Table 14

	For the Three Months Ended				For the Nine Months Ended
			Change				Change
	September 30, 2021	September 30, 2020	$	%	September 30, 2021	September 30, 2020	$	%
	(dollars in thousands)
Losses due to fair value changes	$(1,864)	$(4,149)	$2,285	(55)%	$(3,890)	$(1,933)	$(1,957)	(101)%
Accrual of contractual payments	117	3,613	(3,496)	(97)%	3,154	10	3,144	31440%
Losses due to terminations or net settlements	(600)	(28)	(572)	(2043)%	(384)	(1,416)	1,032	73%
Losses on financial derivatives	$(2,347)	$(564)	$(1,783)	(316)%	$(1,120)	$(3,339)	$2,219	66%

These changes in fair value are primarily the result of fluctuations in long-term interest rates. The accrual of periodic cash settlements for interest paid or received from Farmer Mac's interest rate swaps that are undesignated financial derivatives is shown as expense related to financial derivatives. Payments or receipts to terminate undesignated derivative positions or net cash settled forward sales contracts on the debt of other GSEs and undesignated U.S. Treasury security futures and initial cash payments received upon the inception of certain undesignated swaps are included in "Losses due to terminations or net settlements" in the table above. For undesignated swaps, when there is no direct payment arrangement between a swap dealer counterparty and a debt dealer issuing Farmer Mac's medium-term notes for a particular transaction, Farmer Mac may receive an initial cash payment from the swap dealer at the inception of the swap to offset dollar-for-dollar the amount of the discount on the associated hedged debt. Changes in the fair value of these swaps are recognized immediately in "Losses on financial derivatives," while the offsetting discount on the hedged debt is amortized over the term of the debt as an adjustment to its yield. The amounts of initial cash payments received by Farmer Mac vary depending on the number of the aforementioned type of swaps it executes during a quarter.

Other Income. The following table presents other income for the three and nine months ended September 30, 2021 and 2020:

Table 15

	For the Three Months Ended				For the Nine Months Ended
			Change				Change
	September 30, 2021	September 30, 2020	$	%	September 30, 2021	September 30, 2020	$	%
	(dollars in thousands)
Late fees	$266	$236	$30	13%	$805	$1,124	$(319)	(28)%
Other	316	358	(42)	(12)%	795	1,515	(720)	(48)%
Total other income	$582	$594	$(12)	(2)%	$1,600	$2,639	$(1,039)	(39)%

The decrease in other income for the nine months ended September 30, 2021 compared to the same period in 2020 is primarily due to a decrease in rate modification fees on Farm & Ranch loans.

Operating Expenses. The components of operating expenses for the three and nine months ended September 30, 2021 and 2020 are summarized in the following table:

Table 16

	For the Three Months Ended				For the Nine Months Ended
			Change				Change
	September 30, 2021	September 30, 2020	$	%	September 30, 2021	September 30, 2020	$	%
	(dollars in thousands)
Compensation and employee benefits	$10,027	$8,791	$1,236	14%	$31,601	$27,005	$4,596	17%
General and administrative	6,330	5,044	1,286	25%	19,015	15,702	3,313	21%
Regulatory fees	750	725	25	3%	2,250	2,175	75	3%
Total Operating Expenses	$17,107	$14,560	$2,547	17%	$52,866	$44,882	$7,984	18%

a.Compensation and Employee Benefits. The increase in compensation and employee benefits expenses for 2021 compared to 2020 was due to increased headcount. We hired ten new employees in connection with the strategic acquisition of loan servicing rights in August 2021.

b.General and Administrative Expenses (G&A). The increase in G&A expenses for 2021 compared to 2020 was primarily due to increased spending on software licenses and information technology consultants to support growth and strategic initiatives. We entered into a transition services agreement in connection with the strategic acquisition of loan servicing rights in August 2021.

Under that agreement, we have agreed to pay $1.25 million to the seller of the servicing rights in installments through December 31, 2022 for continuing transition assistance.

Income Tax Expense. The following table presents income tax expense and the effective income tax rate for the three and nine months ended September 30, 2021 and 2020:

Table 17

	For the Three Months Ended				For the Nine Months Ended
			Change				Change
	September 30, 2021	September 30, 2020	$	%	September 30, 2021	September 30, 2020	$	%
	(dollars in thousands)
Income tax expense	$8,260	$6,340	$1,920	30%	$25,579	$19,516	$6,063	31%
Effective tax rate	21.0%	19.9%		1.1%	21.1%	20.9%		0.2%

Business Volume.

The following table sets forth the net growth or decrease in Farmer Mac's four lines of business for the three and nine months ended September 30, 2021 and 2020:

Table 18

Net New Business Volume – Farmer Mac Loan Purchases, Guarantees, LTSPCs, and AgVantage Securities
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	Net Growth/(Decrease)	Net Growth/(Decrease)	Net Growth/(Decrease)	Net Growth/(Decrease)
	(in thousands)
Farm & Ranch:
Loans	$277,164	$399,495	$910,983	$905,277
Loans held in trusts:
Beneficial interests owned by third party investors	(100,621)	(159,683)	(309,672)	(324,509)
LTSPCs	212,664	(8,313)	262,868	(108,368)
USDA Guarantees:
USDA Securities	6,552	76,949	(24,611)	193,487
Farmer Mac Guaranteed USDA Securities	(10,759)	(19,626)	(39,405)	(78,533)
Rural Utilities:
Loans	(3,396)	7,786	(17,240)	438,062
LTSPCs	40,796	(14,100)	17,830	(33,326)
Institutional Credit:
AgVantage securities	499,230	(335,328)	393,944	(120,744)
Total purchases, guarantees, LTSPCs, and AgVantage securities	$921,630	$(52,820)	$1,194,697	$871,346

Our outstanding business volume was $23.1 billion as of September 30, 2021, a net increase of $0.9 billion from June 30, 2021 after taking into account all new business, maturities, and paydowns on existing assets. The net increase was primarily attributable to a net increases of $499.2 million in the Institutional Credit line of business, $389.2 million in the Farm & Ranch line of business, and $37.4 million in the Rural Utilities line of business, partially offset by a net decrease of $4.2 million in the USDA Guarantees line of business.

The $389.2 million net increase in our Farm & Ranch line of business reflected a $277.2 million net increase in outstanding loan purchase volume and a $212.7 million net increase in loans underlying LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities, which was partially offset by a net decrease of $100.6 million in loans held in consolidated trusts. Our net growth of 15.7% in the Farm & Ranch on-balance sheet portfolio over the twelve months ended September 30, 2021 is significantly higher than the 6.6% net growth of the overall agricultural mortgage loan market over the twelve months ended June 30, 2021 (based on our analysis of call report data from commercial banks, -1.6% growth, and Farm Credit System, 12.7% growth).

The $499.2 million net increase in the Institutional Credit line of business reflects $1.4 billion in gross volume, partially offset by $0.9 billion of paydowns and maturities. Within the $1.4 billion of gross volume is $1.2 billion of short-term funding that will mature in fourth quarter 2021.

The $37.4 million net increase in the Rural Utilities line of business was due to $113.9 million in gross new volume, partially offset by $76.5 million in paydowns in loans and LTSPCs. Within the $113.9 million in gross volume is $50.0 million of unfunded telecommunications loan commitments.

The $4.2 million net decrease in the USDA Guarantees line of business reflected $118.3 million in paydowns, partially offset by $114.1 million in gross new volume. The net volume decrease is reflective of the low interest rate environment that has increased the competition and lowered the spreads in this line of business.

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

The following table sets forth information about the Farmer Mac Guaranteed Securities issued during the periods indicated:

Table 19

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Loans securitized and sold as Farm & Ranch Guaranteed Securities	$34,998	$36,562	$84,131	$64,612
AgVantage securities	1,368,912	211,908	2,280,440	1,202,327
Total Farmer Mac Guaranteed Securities Issuances	$1,403,910	$248,470	$2,364,571	$1,266,939

Farmer Mac either retains the loans it purchases or securitizes them and retains or sells Farmer Mac Guaranteed Securities backed by those loans. The weighted-average age of the Farm & Ranch non-delinquent eligible loans purchased and retained (excluding the purchases of defaulted loans) during both third quarter 2021 and 2020 was less than one year. Of those loans, 70% and 68% had principal amortization periods longer than the maturity date, resulting in balloon payments at maturity, with a weighted-average remaining term to maturity of 22.9 years and 23.2 years for each period, respectively.

During the three and nine months ended September 30, 2021 and 2020, Farmer Mac realized no gains or losses from the sale of Farmer Mac Guaranteed Securities or USDA Securities. Farmer Mac consolidates these loans and presents them as "Loans held for investment in consolidated trusts, at amortized cost" on the consolidated balance sheets. For the first nine months of 2021 and 2020, no Farmer Mac Guaranteed Securities were sold to a related party.

The following table sets forth information about outstanding volume in each of Farmer Mac's four lines of business as of the dates indicated:

Table 20

Lines of Business - Outstanding Business Volume
	As of September 30, 2021	As of December 31, 2020
	(in thousands)
Farm & Ranch:
Loans	$5,800,376	$4,889,393
Loans held in trusts:
Beneficial interests owned by third party investors	977,373	1,287,045
LTSPCs	2,607,261	2,325,431
Guaranteed Securities	60,349	79,312
USDA Guarantees:
USDA Securities	2,434,582	2,452,964
Farmer Mac Guaranteed USDA Securities	288,120	333,754
Rural Utilities:
Loans	2,243,172	2,260,412
LTSPCs	574,255	556,425
Institutional Credit
AgVantage Securities	8,133,303	7,739,359
Total	$23,118,791	$21,924,095

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities) and LTSPCs, USDA Securities, and Farmer Mac Guaranteed USDA Securities as of September 30, 2021:

Table 21

Schedule of Principal Amortization as of September 30, 2021
	Loans Held	Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed Securities and LTSPCs	USDA Securities and Farmer Mac Guaranteed USDA Securities	Total
	(in thousands)
2021	$47,300	$52,257	$28,426	$127,983
2022	381,000	273,294	116,991	771,285
2023	361,950	234,303	120,284	716,537
2024	368,914	202,772	120,577	692,263
2025	391,288	205,601	122,636	719,525
Thereafter	7,470,469	2,273,638	2,213,788	11,957,895
Total	$9,020,921	$3,241,865	$2,722,702	$14,985,488

Of the $23.1 billion outstanding principal balance of volume included in Farmer Mac's four lines of business as of September 30, 2021, $8.1 billion were AgVantage securities included in the Institutional Credit line of business. Unlike business volume in the form of purchased loans, USDA Securities, and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, most AgVantage securities do not require periodic payments of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due. The following table summarizes by maturity date the outstanding principal amount of both on- and off-balance sheet AgVantage securities as of September 30, 2021:

Table 22

AgVantage Balances by Year of Maturity
As of
September 30, 2021
(in thousands)
2021	$1,563,373
2022	1,711,474
2023	1,006,807
2024	802,321
2025	361,025
Thereafter(1)	2,688,303
Total	$8,133,303
(1)Includes various maturities ranging from 2026 to 2044.

The weighted-average remaining maturity of the outstanding AgVantage securities shown in the table above was 4.4 years as of September 30, 2021.

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

•Future growth opportunities in Farmer Mac’s Rural Utilities line of business may evolve by deepening business relationships with eligible counterparties, financing broadband-related capital expenditures and rural telecommunications facilities, growing opportunities for renewable energy project finance, and exploring new types of loan products. These opportunities may be limited by sector growth, credit quality, and the competitiveness of Farmer Mac’s products.

•As a result of business and product development efforts and continued interest of institutional investors in agricultural assets, Farmer Mac’s customer base and product set continue to expand, which may generate more demand for Farmer Mac’s products from new sources.

•Farmer Mac’s growing relationships with larger regional and national lenders continue to provide opportunities that could influence Farmer Mac’s loan demand and increase the average transaction size within Farmer Mac’s lines of business.

•Expansion and refinancing opportunities for agricultural producers and agribusinesses resulting from competitive interest rates have increased financing needs to support mergers and acquisitions, and vertical integration across many sectors of the agricultural industry, which may also generate demand for Farmer Mac’s loan products.
•As we grow our outstanding business volume through the purchases and commitments described above, we are also developing new ways to obtain funding and manage our overall credit risk. In October 2021, we completed a structured and syndicated agricultural mortgage-backed securitization (AMBS) that included a $280.0 million senior tranche guaranteed by Farmer Mac and a $22.7 million unguaranteed subordinate tranche sold to investors, resulting in off-balance sheet treatment for Farm & Ranch loans formerly held on Farmer Mac's balance sheet. During fourth quarter 2021, Farmer Mac expects to record a gain on this transaction of approximately $4 million after-tax. Farmer Mac will serve as the master servicer of the securitization and as central servicer for a portion of the underlying loan pool. This new source of funding provides us with another tool to help manage capital and credit risk and also provides an investment opportunity for leading institutional investors.

The disruptions from the COVID-19 pandemic experienced during 2020 continued to be significantly moderated during the first three quarters of 2021. However, the potential increase of COVID-19 resulting from certain variants of coronavirus and the utilization of vaccines both domestically and globally continue to evolve and create uncertainty, which may result in increased market volatility such as the supply chain disruptions currently impacting global trade. Farmer Mac’s mission is to support rural America, and the disruptions caused by COVID-19 may continue to present new and expanded opportunities for Farmer Mac to help meet the financing needs of rural America while also presenting uncertainties and risks. See "Risk Factors" in Part I, Item 1A of the 2020 Annual Report for more information about the uncertainties and risks associated with the COVID-19 pandemic on Farmer Mac and its business.

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

During the third quarter, we closed on a strategic acquisition that enhanced our operations by expanding our internal loan servicing function and acquiring the loan servicing rights for a sizeable portion of our Farm & Ranch loan and USDA Guaranteed Securities portfolios. This acquisition will increase our interest income on our Farm & Ranch loans and USDA Guaranteed Securities that we service because there will not be any third-party central servicer retaining a central servicer fee on those assets. That increased interest income is expected to be partially offset by the increase in our operating expenses relating to our enhanced internal loan servicing operations. In the short-term, we do not expect the effect on core earnings to be significant. In the medium to long-term, the effect will depend on the size of our portfolio that we service and the long-run costs of our servicing operations.

Agricultural Industry. Economic conditions throughout the agricultural, food, fuel, and fiber sectors remained largely positive throughout the first three quarters of 2021. Although grain commodity prices abated during the third quarter, corn, soybean, and wheat prices held between 20% and 40% above their 10-year averages. Consumer mobility and demand held up during the third quarter, helping to restore fuel demand and bring ethanol production back to 2019 levels by July 2021, according to U.S. Energy Information Administration data. Cattle and dairy prices remain the only major agricultural commodities with continued pressure on prices, but both sectors held at-or-above pre-pandemic price levels during third quarter 2021.

The U.S. agricultural sector has become increasingly dependent on foreign markets as a source of demand. Agriculture exports were strong in 2020, aided by a weaker U.S. dollar, a recovery in Chinese demand for grains and oilseeds, and better overall trade relations. These conditions continued to be favorable in the first three quarters of 2021, but sales to China slowed in the third quarter due to higher prices, rising grain supplies, and supply chain disruptions that challenged shipping lanes. Exports have been boosted in 2021 by increases in sales of beef, dairy, pork, and tree nuts, according to data from the USDA's Foreign Agricultural Service (FAS), but global supply chain disruptions and high shipping costs are currently providing a major headwind for agricultural exports. Through August 2021, USDA FAS trade data shows modest slowing of U.S. agricultural export volumes to Asia, which could continue into 2022.

Farm incomes have been boosted in recent years by additional sources of liquidity and cash flow. During 2020, Congress provided a significant amount of emergency assistance through direct payments to producers, food support funding, and other measures to support the food supply chain. The USDA estimates that $9.3 billion of that funding has been disbursed to farmers and ranchers in 2021 through the Coronavirus Food Assistance Program (CFAP), with another $8.7 billion in forgivable loans distributed during the year through the Paycheck Protection Program (PPP) by the Small Business Administration. The rebound in commodity prices combined with extensive government support payments led to a large increase in sector-wide profitability at the end of 2020 and into 2021. USDA estimates for net farm income and net cash farm income in 2021 are the highest levels since 2013 at $113.0 billion and $134.7 billion, respectively. An average year generates approximately $100 billion in net farm income, so both 2021 metrics are well above historical averages. Higher commodity prices are estimated to offset lower projected government payments in 2021. Animal protein and specialty crop producers did not fully participate in the increased profitability, as higher labor, feed, and other input costs partially offset any gains in cash receipts. Although farm incomes and profitability remain strong in 2021, a potential challenge for producers heading into 2022 will be rising input prices, including the cost of fertilizer, transportation and shipping, and the cost and availability of labor.

Farmland values increased steadily on average in 2021 after rising at approximately the rate of inflation for the last two years. Though the COVID-19 pandemic slowed public auctions and sales during 2020, transactions picked up and values began to trend higher in fourth quarter 2020. An improved profitability outlook combined with low market interest rates provided support for land values throughout 2021. Land value survey data from the USDA show a 7.0% increase in average farm real estate values from June 2020 to June 2021. Annual farm real estate value gains were highest in the Northern Plains (9.4%) and the Southern Plains (9.0%), but also strong in Pacific states (8.6%) and the Corn Belt (7.7%). The Federal Reserve Bank of Chicago AgLetter reported a 14% gain in farmland values in the Seventh District (primarily Iowa, Indiana, Illinois, and Wisconsin) between June 2020 and June 2021. Data from the Federal Reserve Bank of Kansas City show a similar rise in land values in the Tenth District (primarily Kansas, Missouri, Nebraska, and Oklahoma). Historically, rising farm real estate values have paired with an increase in real estate-secured debt. While regional averages for farmland values provide a good barometer for the overall movement in U.S. farmland values, economic forces affecting land markets are highly localized, and some markets may experience greater volatility than state or national averages indicate.

The U.S. experienced $22 billion in severe weather disasters in 2020, the highest level in the 40 years tracked by the National Oceanic and Atmospheric Administration. Many of those events affected agriculture, including a midwestern derecho, western wildfires, and western drought. Federal crop insurance provides a strong mitigator against this risk, but farmers and ranchers face increasingly-severe weather incidents. Weather conditions have also presented a challenge to many producers in 2021. Long and persistent drought conditions have impacted western agriculture in the first three quarters of 2021. As of October 19, 2021, 98% of the National Weather Service Western Region was designated as experiencing some level of drought or dryness, and 20% of the region was designated as experiencing exceptional drought, according to data from the National Drought Mitigation Center. Due to drought conditions along the Colorado River Basin, the U.S. Bureau of Reclamation mandated limits on water use along the river in August 2021 that will be effective for the 2022 water year. Farmer Mac estimates that less than 2.5% of our Farm & Ranch portfolio is exposed to this water source. Extended periods of drought and dryness can reduce agricultural productivity, cause lasting damage to permanent crops like fruit and tree nuts, and result in producers leaving some fields fallow due to lack of water. States also regulate water use, and state laws like California's Sustainable Groundwater Management Act (SGMA) will continue to shape state-led efforts to manage water infrastructure and use. Agricultural production in California, Oregon, Washington, Arizona, and Utah is likely to experience the greatest impact from the 2021 drought and future water management efforts. For loans in areas that commonly experience exceptional drought (primarily in California), Farmer Mac’s underwriting process includes an assessment of anticipated long-term water availability for the related property and how that impacts the collateral value and borrower’s cash flow position to mitigate that risk.

Due to improvements in sector profitability and despite weather challenges in the west, Farmer Mac's 90-day delinquencies and substandard assets levels improved in third quarter 2021 relative to third quarter 2020. Forty percent of the loans past due 90-days or more in second quarter 2021 cured or paid off by September 30, 2021. The overall delinquency rate fell from 0.70% of the Farm & Ranch portfolio as of June 30, 2021 to 0.58% of the Farm & Ranch portfolio by September 30, 2021, a significant improvement that defies the seasonal pattern historically observed during the third quarter of each year. Year-over-year, the delinquency rate fell by 48 basis points from 1.07% in third quarter 2020. However, the ongoing COVID-19 pandemic and the potential for continued economic and weather-related stress increase the level of uncertainty inherent in the agricultural credit sector and could alter the trajectory of the current agricultural cycle. A virus resurgence, another economic disruption, continued or worsening supply chain disruptions, or long-term damage to secured collateral from drought or wildfires could result in elevated loan delinquencies and a higher percentage of loans rated substandard. Farmer Mac believes that its portfolio continues to be highly diversified, both geographically and by commodity, and that its portfolio has been underwritten to high credit quality standards. Therefore, Farmer Mac believes that its portfolio is well-positioned to endure reasonably foreseeable volatility from cyclical and external factors. For more information about the loan balances, loan-to-value ratios, 90-day delinquencies, and substandard asset rate for the Farm & Ranch loans in Farmer Mac’s portfolio as of September 30, 2021, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans and Guarantees."

Rural Utilities Industry. Economic conditions affecting the rural utilities industry tend to follow those in the general economy. According to data from the U.S. Energy Information Administration, sales and the revenue from the sale of electricity to customers is up by 3.7% and 8.2%, respectively, in 2021 through July compared to 2020. This increase was driven by higher sales to residential markets, a rebound in sales to the industrial sector, and an increase in the retail price of electricity. Overall economic conditions continued to improve during the first three quarters of 2021, with improved employment, credit, and retail sales activity, but COVID-19 variants and higher inflation continue to threaten the depth and speed of the economic recovery. Through September 30, 2021, Farmer Mac had not observed material degradation in the financial performance of its Rural Utilities portfolio.

Prospects for loan growth within the rural utilities industry overall appear to be moderate in the near term, as ongoing normal-course capital expenditures related to maintaining and upgrading utility infrastructure continue at typical levels. Farmer Mac's future growth opportunities for financing the electric cooperative industry may be affected by the demand for electric power in rural areas, capital expenditures by electric cooperatives driven by regulatory or technological changes, the continuation of a low interest rate environment, and competitive dynamics within the rural utilities cooperative finance industry. In December 2020, the Federal Communications Commission’s Rural Digital Opportunity Fund (RDOF) auction awarded $9.2 billion in broadband-related operating cost subsidies to winning bidders. This may provide a catalyst for capital demands from rural electric cooperatives and other telecommunications companies providing communication services to rural America who seek to develop and deploy broadband services. Over $1.5 billion in subsidies were awarded to various rural electric cooperatives, and a significant number of final allocations were made to other carriers investing in rural broadband and other communications services. The cooperatives and other companies that were unsuccessful RDOF bidders also gained knowledge about the processes and technologies involved in broadband projects, which may enable them to develop broadband infrastructure. In particular, these capital needs may provide Farmer Mac with new financing opportunities with existing and new customers.

The growth in renewable energy generation and deployment of energy storage technologies may help deepen Farmer Mac's relationships with existing customers through new business opportunities. This growth may also broaden Farmer Mac's customer base with cooperative lenders focused on lending to renewable energy customers. In response to this growth, Farmer Mac has deployed new financing products tailored to the renewable energy sector, which represents a new market opportunity for Farmer Mac. Under this new initiative, Farmer Mac's total outstanding loan purchase balance of renewable energy financing transactions including undisbursed commitments as of September 30, 2021 was $92.7 million.

Weather is an ongoing source of uncertainty for the utilities sector. Drought, fires, and extreme storms can drive demand, outages, and damage to power and telecommunications facilities. The recent drought and wildfires in California have not materially impacted Farmer Mac’s portfolio as of September 30, 2021, nor has damage from Hurricane Ida. Farmer Mac continues to monitor the ongoing effects of the extremely cold weather event that occurred during mid-February 2021 in the mid-south region, particularly in Texas, on our rural infrastructure portfolio. As of September 30, 2021, our rural infrastructure portfolio exposure in Texas was approximately $405 million and split between distribution and generation and transmission cooperatives. Many of these cooperatives were affected in some way by the arctic freeze, including obstacles in receiving fuel for power plants or the inability to obtain contracted electricity, which resulted in rolling blackouts across the state. In June 2021, the governor of Texas signed Texas Senate Bill 1580 into law allowing electric cooperatives impacted by the severe weather event to use securitization financing to recover the extraordinary costs and expenses incurred during the event. We believe that the current internal risk ratings applied to our rural infrastructure portfolio reflect the elevated financial stress resulting from the Texas freeze and elevated energy costs.

Legislative and Regulatory Outlook. Farmer Mac continues to monitor potential legislative and regulatory changes that could affect Farmer Mac or its stakeholders, including:

•Section 1005 of the American Rescue Plan Act of 2021 authorized the USDA to provide debt relief to socially disadvantaged producers who had outstanding principal balances on Farm Service Agency (FSA) loans as of January 1, 2021. In July, a federal judge issued a preliminary injunction that ordered USDA to halt all payments under that debt relief program pending resolution of the constitutional objections raised against the program in ongoing litigation. Congress has proposed replacing Section 1005 of the American Rescue Plan with a new program that provides debt relief to “economically distressed” and “at-risk” farmers in the Build Back Better reconciliation package pending in Congress. If enacted, this provision could lead to a short-term acceleration in the prepayment of the FSA guaranteed loans in Farmer Mac’s USDA Securities portfolio.

•The Build Back Better reconciliation package pending in Congress contains several proposed changes to the U.S. tax code. As negotiations on the package move forward, Farmer Mac will continue to monitor the effect of any change to the tax code that may affect its business. The proposed corporate alternative minimum tax in the package is not expected to change Farmer Mac’s tax liability in the near future. The package does not include any proposed increases to the current U.S. corporate tax rate of 21%. The package includes a proposed 1% excise tax on the fair market value of a corporation’s stock repurchased in a taxable year. That excise tax would apply to future repurchases of common stock under Farmer Mac’s existing stock buyback program that authorizes up to $9.8 million in repurchases of common stock and expires in March 2023. Under that program, Farmer Mac has repurchased approximately $200,000 of common stock since January 1, 2017.
•Agricultural exports from the United States were valued at $145.7 billion in 2020. The ability to produce food and fiber and transport it efficiently across the globe is critical for the U.S. food and agricultural sectors’ competitiveness internationally. Congress recently passed a bipartisan infrastructure bill that contains several important investments to improve roads, bridges, freight rail, electric, broadband, ports, and waterways that are expected to support farmers and ranchers’ profitability, competitiveness, and access to global markets.

•The three-member board of the Farm Credit Administration (FCA) currently has a vacancy as well as a sitting member whose term expired in 2018. The Biden Administration is expected to nominate individuals to fill these seats in the future. Changes to the composition of the FCA board may affect Farmer Mac’s regulatory environment.

Balance Sheet Review

The following table summarizes the balance sheet as of the periods indicated:

Table 23

	As of			Change
	September 30, 2021		December 31, 2020	$	%
	(in thousands)
Assets
Cash and cash equivalents	$899,052		$1,033,941	$(134,889)	(13)%
Investment securities, net of allowance	3,741,639		3,898,724	(157,085)	(4)%
Farmer Mac Guaranteed Securities, net of allowance	8,387,062		8,123,493	263,569	3%
USDA Securities	2,462,010		2,480,321	(18,311)	(1)%
Loans, net of allowance	8,046,215		7,248,990	797,225	11%
Loans held in trusts, net of allowance	976,700		1,286,156	(309,456)	(24)%
Other	231,690		283,876	(52,186)	(18)%
Total assets	$24,744,368	24,744,368	$24,355,501	$388,867	2%
Liabilities
Notes Payable	22,365,121		21,848,917	516,204	2%
Debt securities of consolidated trusts held by third parties	990,961		1,323,786	(332,825)	(25)%
Other	190,988		190,321	667	—%
Total liabilities	$23,547,070		$23,363,024	$184,046	1%
Total equity	1,197,298		992,477	204,821	21%
Total liabilities and equity	$24,744,368		$24,355,501	$388,867	2%

Assets. The increase in total assets was primarily attributable to new loan volume.

Liabilities. The increase in total liabilities was primarily due to an increase in total notes payable, to fund the acquisition of loan volume.

Equity. The increase in total equity was primarily due to the issuance of the Series G Preferred Stock, an increase in accumulated other comprehensive income, and an increase in retained earnings.

Risk Management

Credit Risk – Loans and Guarantees.
Farm & Ranch

Farmer Mac's direct credit exposure to Farm & Ranch loans held and loans underlying Farm & Ranch Guaranteed Securities and LTSPCs as of September 30, 2021 was $9.4 billion across 48 states. Farmer Mac applies credit underwriting standards and methodologies to help assess exposures to Farm & Ranch loans, which may include collateral valuation, financial metrics, and other appropriate borrower financial and credit information. For larger loan exposures to agriculture production and agribusinesses that support agriculture production, food and fiber processing, and other supply chain production, which may have different risk profiles, Farmer Mac has implemented methodologies and parameters that help assess credit risk based on the appropriate sector, borrower construct, and transaction complexity. For more information about Farmer Mac's underwriting and collateral valuation standards for Farm & Ranch loans, see

"Business—Farmer Mac's Lines of Business—Farm & Ranch—Underwriting and Collateral Standards" in Farmer Mac’s 2020 Annual Report.

Farmer Mac has indirect credit exposure to the Farm & Ranch loans that secure AgVantage securities included in the Institutional Credit line of business. As of September 30, 2021, Farmer Mac had not experienced any credit losses on any AgVantage securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Institutional" for more information about Farmer Mac's credit risk on AgVantage securities.

Farmer Mac considers a loan's original loan-to-value ratio as one of many factors in evaluating loss severity. Loan-to-value ratios depend on the market value of a property, as determined in accordance with Farmer Mac's collateral valuation standards.  As of September 30, 2021 and December 31, 2020, the average unpaid principal balances for loans outstanding in the Farm & Ranch line of business was $780,000 and $742,000, respectively. Farmer Mac calculates the "original loan-to-value" ratio of a loan by dividing the original loan principal balance by the original appraised property value. This calculation does not reflect any amortization of the original loan balance or any adjustment to the original appraised value to provide a current market value. The original loan-to-value ratio of any cross-collateralized loans is calculated on a combined basis rather than on a loan-by-loan basis. The weighted-average original loan-to-value ratio for Farm & Ranch loans purchased during third quarter 2021 was 51%, compared to 55% for loans purchased during third quarter 2020. The weighted-average original loan-to-value ratio for all Farm & Ranch loans held and all loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs was 53% and 52% as of September 30, 2021 and December 31, 2020. The weighted-average original loan-to-value ratio for all 90-day delinquencies was 49% and 50% as of September 30, 2021 and December 31, 2020, respectively.

The weighted-average current loan-to-value ratio (the loan to-value ratio based on original appraised value and current outstanding loan amount adjusted to reflect amortization) for Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs was 48% and 46% as of September 30, 2021 and December 31, 2020, respectively.

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

Farmer Mac's 90-day delinquency measure includes loans 90 days or more past due, as well as loans in foreclosure and non-performing loans where the borrower is in bankruptcy. As of September 30, 2021, Farmer Mac's 90-day delinquencies were $54.8 million (0.58% of the Farm & Ranch portfolio), compared to $63.1 million (0.70% of the Farm & Ranch portfolio) as of June 30, 2021 and $46.2 million (0.54% of the Farm & Ranch portfolio) as of December 31, 2020. Those 90-day delinquencies were comprised of 38 delinquent loans as of September 30, 2021, compared to 42 delinquent loans as of June 30, 2021 and 38 delinquent loans as of December 31, 2020. The decrease in 90-day delinquencies from second quarter was primarily driven by two commodity groups – crops and livestock. The top ten borrower exposures over 90 days delinquent represented over half of the 90-day delinquencies as of September 30, 2021. Farmer Mac believes that it remains adequately collateralized on its delinquent loans.

Our 90-day delinquency rate as of September 30, 2021 was below Farmer Mac's historical average. In the near-term, our delinquency rate may exceed our historical average due to the impact of adverse weather events and/or supply chain disruptions on the agricultural economy. Farmer Mac's average 90-day delinquency rate as a percentage of its Farm & Ranch portfolio over the last 15 years is approximately 1%. The highest 90-day delinquency rate observed during that period occurred in 2009 at approximately 2%, which coincided with increased delinquencies in loans within Farmer Mac's ethanol loan portfolio.

The following table presents historical information about Farmer Mac's 90-day delinquencies in the Farm & Ranch line of business compared to the unpaid principal balance of all Farm & Ranch loans held and loans underlying off-balance sheet Farm & Ranch Guaranteed Securities and LTSPCs:

Table 24

	Farm & Ranch Line of Business	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
September 30, 2021	$9,445,359	$54,792	0.58%
June 30, 2021	9,056,152	63,076	0.70%
March 31, 2021	8,629,352	72,346	0.84%
December 31, 2020	8,581,181	46,232	0.54%
September 30, 2020	8,249,349	88,041	1.07%
June 30, 2020	8,017,850	68,682	0.86%
March 31, 2020	7,811,594	79,722	1.02%
December 31, 2019	7,776,950	60,954	0.78%
September 30, 2019	7,393,728	59,691	0.81%

Across all of Farmer Mac's lines of business, 90-day delinquencies represented 0.24% of total outstanding business volume as of September 30, 2021, compared to 0.21% as of December 31, 2020 and 0.40% as of September 30, 2020.

The following table presents outstanding Farm & Ranch loans held and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities and 90-day delinquencies as of September 30, 2021 by year of origination, geographic region, commodity/collateral type, original loan-to-value ratio, and range in the size of borrower exposure:

Table 25

Farm & Ranch 90-Day Delinquencies as of September 30, 2021
	Distribution of Farm & Ranch Line of Business	Farm & Ranch Line of Business	90-Day Delinquencies(1)	Percentage
	(dollars in thousands)
By year of origination:
2011 and prior	6%	$567,596	$3,181	0.56%
2012	3%	250,167	—	—%
2013	4%	343,964	724	0.21%
2014	3%	294,207	3,641	1.24%
2015	5%	439,266	4,607	1.05%
2016	7%	695,379	17,706	2.55%
2017	7%	695,045	12,821	1.84%
2018	7%	696,031	610	0.09%
2019	11%	1,037,240	10,858	1.05%
2020	25%	2,358,286	644	0.03%
2021	22%	2,068,178	—	0.03%
Total	100%	$9,445,359	$54,792	0.58%
By geographic region(2):
Northwest	12%	$1,171,940	$7,169	0.61%
Southwest	33%	3,109,426	15,305	0.49%
Mid-North	27%	2,537,817	9,900	0.39%
Mid-South	16%	1,459,683	3,820	0.26%
Northeast	4%	376,707	9,060	2.41%
Southeast	8%	789,786	9,538	1.21%
Total	100%	$9,445,359	$54,792	0.58%
By commodity/collateral type:
Crops	50%	$4,697,771	$28,534	0.61%
Permanent plantings	23%	2,111,933	10,069	0.48%
Livestock	19%	1,812,493	8,096	0.45%
Part-time farm	5%	486,965	593	0.12%
Ag. Storage and Processing	3%	322,654	7,500	2.32%
Other	—	13,543	—	—%
Total	100%	$9,445,359	$54,792	0.58%
By original loan-to-value ratio:
0.00% to 40.00%	16%	$1,538,800	$3,444	0.22%
40.01% to 50.00%	24%	2,247,209	27,520	1.22%
50.01% to 60.00%	35%	3,343,152	21,048	0.63%
60.01% to 70.00%	21%	2,008,487	2,780	0.14%
70.01% to 80.00%(3)	3%	268,458	—	—%
80.01% to 90.00%(3)	1%	39,253	—	—%
Total	100%	$9,445,359	$54,792	0.58%
By size of borrower exposure(4):
Less than $1,000,000	27%	$2,523,934	$7,172	0.28%
$1,000,000 to $4,999,999	35%	3,334,715	27,661	0.83%
$5,000,000 to $9,999,999	16%	1,506,924	16,213	1.08%
$10,000,000 to $24,999,999	13%	1,270,026	3,746	0.29%
$25,000,000 and greater	9%	809,760	—	—%
Total	100%	$9,445,359	$54,792	0.58%
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

Another indicator that Farmer Mac considers in analyzing the credit quality of its Farm & Ranch portfolio is the level of internally-rated "substandard" assets, both in dollars and as a percentage of the outstanding Farm & Ranch portfolio. Assets categorized as "substandard" have a well-defined weakness or weaknesses, and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected. As of September 30, 2021, Farmer Mac's substandard assets were $278.3 million (2.9% of the Farm & Ranch portfolio), compared to $299.1 (3.3% of the Farm & Ranch portfolio) as of June 30, 2021 and $291.5 million (3.4% of the Farm & Ranch portfolio) as of December 31, 2020. Those substandard assets were comprised of 291 loans as of September 30, 2021, 323 loans as of June 30, 2021, and 343 loans as of December 31, 2020.

The decrease of $20.8 million in substandard assets during third quarter 2021 was primarily driven by credit upgrades in both our on- and off-balance sheet portfolios during the quarter. Substandard assets decreased as a percentage of the total on-balance sheet and off-balance sheet portfolios primarily due to these credit upgrades.

The percentage of substandard assets within the portfolio as of September 30, 2021 was below the historical average. Farmer Mac's average substandard assets as a percentage of its Farm & Ranch portfolio over the last 15 years is approximately 4%. The highest substandard asset rate observed during the last 15 years occurred in 2010 at approximately 8%, which coincided with an increase in substandard loans within Farmer Mac's ethanol portfolio. If Farmer Mac's substandard asset rate increases from current levels, it is likely that Farmer Mac's provision to the allowance for loan losses and the reserve for losses will also increase.

Although some credit losses are inherent to the business of agricultural lending, Farmer Mac believes that losses associated with the current agricultural credit cycle will be moderated by the strength and diversity of its portfolio, which Farmer Mac believes is adequately collateralized.

The following table presents the current loan-to-value ratios for the Farm & Ranch portfolio, as disaggregated by internally assigned risk ratings:

Table 26

Farm & Ranch current loan-to-value ratio by internally assigned risk rating as of September 30, 2021
	Acceptable	Special Mention	Substandard	Total
	(in thousands)
Current loan-to-value ratio(1):
0.00% to 40.00%	$2,626,070	$60,117	$98,922	$2,785,109
40.01% to 50.00%	2,201,583	88,954	66,735	2,357,272
50.01% to 60.00%	2,335,126	91,361	60,910	2,487,397
60.01% to 70.00%	1,457,866	53,785	22,008	1,533,659
70.01% to 80.00%	171,374	35,780	8,213	215,367
80.01% and greater	43,968	1,101	21,486	66,555
Total	$8,835,987	$331,098	$278,274	$9,445,359
(1)The current loan-to-value ratio is based on original appraised value (or most recently obtained appraisal, if available) and current outstanding loan amount adjusted to reflect loan amortization.

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Farm & Ranch loans purchased and loans underlying LTSPCs and off-balance sheet Farm & Ranch Guaranteed Securities as of September 30, 2021 by year of origination, geographic region, and commodity/collateral type.  The purpose of this information is to present information about realized losses relative to original Farm & Ranch purchases, guarantees, and commitments.

Table 27

Farm & Ranch Credit Losses Relative to Cumulative
Original Loans, Guarantees, and LTSPCs as of September 30, 2021
	Cumulative Original Loans, Guarantees and LTSPCs	Cumulative Net Credit Losses/(Recoveries)	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
2011 and prior	$16,099,523	$33,785	0.21%
2012	1,159,170	—	—%
2013	1,463,970	—	—%
2014	1,047,800	—	—%
2015	1,223,646	(516)	(0.04)%
2016	1,540,809	—	—%
2017	1,622,277	5,365	0.33%
2018	1,323,055	—	—%
2019	1,518,736	—	—%
2020	2,823,275	—	—%
2021	2,279,534	—	—%
Total	$32,101,795	$38,634	0.12%
By geographic region(1):
Northwest	$4,173,255	$11,191	0.27%
Southwest	11,038,665	8,542	0.08%
Mid-North	8,060,301	18,219	0.23%
Mid-South	4,312,637	(613)	(0.01)%
Northeast	1,708,199	323	0.02%
Southeast	2,808,738	972	0.03%
Total	$32,101,795	$38,634	0.12%
By commodity/collateral type:
Crops	$14,829,309	$2,887	0.02%
Permanent plantings	6,997,733	9,783	0.14%
Livestock	7,211,088	3,836	0.05%
Part-time farm	1,802,009	1,090	0.06%
Ag. Storage and Processing	1,099,159	21,038	1.91%
Other	162,497	—	—%
Total	$32,101,795	$38,634	0.12%
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

Table 28

	As of September 30, 2021
	Farm & Ranch Concentrations by Commodity Type within Geographic Region
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(dollars in thousands)
By geographic region(1):
Northwest	$569,356	$185,593	$292,232	$98,517	$26,161	$81	$1,171,940
	6.0%	2.0%	3.1%	1.0%	0.3%	—%	12.4%
Southwest	678,984	1,586,428	554,846	95,456	182,225	11,487	3,109,426
	7.2%	16.8%	5.9%	1.0%	1.9%	0.1%	32.9%
Mid-North	2,168,698	10,608	208,413	101,204	47,182	1,712	2,537,817
	23.0%	0.1%	2.2%	1.1%	0.5%	—%	26.9%
Mid-South	822,385	66,990	485,122	65,683	19,469	34	1,459,683
	8.7%	0.7%	5.1%	0.8%	0.2%	—%	15.5%
Northeast	189,889	45,354	79,398	58,891	3,175	—	376,707
	2.0%	0.5%	0.9%	0.6%	—%	—%	4.0%
Southeast	268,459	216,960	192,482	67,214	44,442	229	789,786
	2.8%	2.3%	2.0%	0.7%	0.5%	—%	8.3%
Total	$4,697,771	$2,111,933	$1,812,493	$486,965	$322,654	$13,543	$9,445,359
	49.7%	22.4%	19.2%	5.2%	3.4%	0.1%	100.0%
(1)Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Table 29

As of September 30, 2021
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
Rural Utilities

Farmer Mac's direct credit exposure to Rural Utilities loans held and loans underlying LTSPCs as of September 30, 2021 was $2.8 billion across 45 states. For more information about Farmer Mac's underwriting and collateral valuation standards for Rural Utilities loans, see "Business—Farmer Mac's Lines of Business—Rural Utilities—Underwriting" in Farmer Mac’s 2020 Annual Report. As of September 30, 2021, there were no delinquencies in Farmer Mac's portfolio of Rural Utilities loans.

Farmer Mac has indirect credit exposure to Rural Utilities loans that secure AgVantage securities included in the Institutional Credit line of business. As of September 30, 2021, Farmer Mac had not experienced any credit losses on any AgVantage securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Institutional" for more information about Farmer Mac's credit risk on AgVantage securities.

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

Table 30

	Rural Utilities portfolio by internally assigned risk rating as of September 30, 2021
	Acceptable	Special Mention	Substandard	Total
	(in thousands)
Distribution Cooperative	$2,112,176	$—	$—	$2,112,176
G&T Cooperative	589,357	—	23,200	612,557
Renewable Energy	92,694	—	—	92,694
Rural Utilities Total	$2,794,227	$—	$23,200	$2,817,427

For more information about the credit quality of Farmer Mac's Rural Utilities portfolio and the associated allowance for losses please refer to Notes 5 and 6 of the consolidated financial statements.

Other Considerations Regarding Credit Risk Related to Loans and Guarantees

The credit exposure on USDA Securities, including those underlying Farmer Mac Guaranteed USDA Securities, is guaranteed by the full faith and credit of the United States. Therefore, Farmer Mac believes that we have little or no credit risk exposure in the USDA Guarantees line of business because of the USDA guarantee. As of September 30, 2021, Farmer Mac had not experienced any credit losses on any securities under the USDA Guarantees line of business and does not expect to incur any such losses in the future. Because we do not expect credit losses on this portfolio, Farmer Mac does not provide an allowance for losses on its portfolio of USDA Securities.

Farmer Mac requires most approved lenders to make representations and warranties about the conformity of eligible agricultural mortgage and Rural Utilities loans to Farmer Mac's standards, the accuracy of loan data provided to Farmer Mac, and other requirements related to the loans. Sellers who make these representations and warranties are responsible to Farmer Mac for breaches of those representations and warranties. Farmer Mac has the ability to require a seller to cure, replace, or repurchase a loan sold or transferred to Farmer Mac if any breach of a representation or warranty is discovered that was material to Farmer Mac's decision to purchase the loan or that directly or indirectly causes a default or potential loss on a loan sold or transferred by the seller to Farmer Mac. During the previous three years ended September 30, 2021, there have been no breaches of representations and warranties by sellers that resulted in Farmer Mac requiring a seller to cure, replace, or repurchase a loan. In addition to relying on the representations and warranties of sellers, Farmer Mac also underwrites the agricultural real estate mortgage loans (other than rural housing and part-time farm mortgage loans) and Rural Utilities loans on which it has direct credit exposure. For rural housing and part-time farm mortgage loans, Farmer Mac relies on representations and warranties from the seller that those loans conform to Farmer Mac's specified underwriting criteria. For more information about Farmer Mac's loan eligibility requirements and underwriting standards, see "Business—Farmer Mac's Lines of Business—Farm & Ranch—Loan Eligibility," "Business—Farmer Mac's Lines of Business—Farm & Ranch—Underwriting and Collateral Standards," "Business—Farmer Mac's Lines of Business—Rural Utilities—Loan Eligibility," and "Business—Farmer Mac's Lines of Business—Rural Utilities—Underwriting and Collateral Standards" in Farmer Mac’s 2020 Annual Report.

Under contracts with Farmer Mac and in consideration for servicing fees, Farmer Mac-approved servicers service loans in accordance with Farmer Mac's requirements. Servicers are responsible to Farmer Mac for serious errors in the servicing of those loans. If a servicer materially breaches the terms of its servicing agreement with Farmer Mac, such as failing to forward payments received or releasing collateral without Farmer Mac's consent, or experiences insolvency or bankruptcy, the servicer is responsible for any corresponding damages to Farmer Mac and, in most cases, Farmer Mac has the right to terminate the servicing relationship for a particular loan or the entire portfolio serviced by the servicer. Farmer Mac also can proceed against the servicer in arbitration or exercise any remedies available to it under law. During the previous three years ended September 30, 2021, Farmer Mac had not exercised any remedies or taken any formal action against any servicers. For more information about Farmer Mac's servicing requirements, see "Business—Farmer Mac's Lines of Business—Farm & Ranch—Servicing" and "Business—Farmer Mac's Lines of Business—Rural Utilities—Servicing" in Farmer Mac’s 2020 Annual Report.

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

The unpaid principal balance of outstanding on-balance sheet AgVantage securities secured by loans eligible for the Farm & Ranch line of business totaled $4.8 billion as of September 30, 2021 and $5.2 billion as of December 31, 2020. The unpaid principal balance of on-balance sheet AgVantage securities secured by loans eligible for the Rural Utilities line of business totaled $3.4 billion as of September 30, 2021 and $2.6 billion as of December 31, 2020. The unpaid principal balance of outstanding off-balance sheet AgVantage securities totaled $4.4 million as of both September 30, 2021 and December 31, 2020.

The following table provides information about the issuers of AgVantage securities and the required collateralization levels for those transactions as of September 30, 2021 and December 31, 2020:

Table 31

	As of September 30, 2021		As of December 31, 2020
Counterparty	Balance	Required Collateralization	Balance	Required Collateralization
	(dollars in thousands)
AgVantage:
CFC	$3,355,959	100%	$2,570,249	100%
MetLife	2,050,000	103%	2,375,000	103%
Rabo AgriFinance	2,330,000	110%	2,050,000	110%
Other(1)	210,008	106% to 125%	551,654	106% to 125%
Farm Equity AgVantage(2)	187,336	110%	192,456	110%
Total outstanding	$8,133,303		$7,739,359
(1)Consists of AgVantage securities issued by 9 and 6 different issuers as of September 30, 2021 and December 31, 2020, respectively.
(2)Consists of AgVantage securities issued by 4 and 4 different issuers as of September 30, 2021 and December 31, 2020, respectively.

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

Credit Risk – Other Investments. As of September 30, 2021, Farmer Mac had $0.9 billion of cash and cash equivalents and $3.7 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's internal policies as well as FCA regulations that establish criteria for investments eligible for Farmer Mac's investment portfolio, including limitations on asset class, dollar amount, issuer concentration, and credit quality (the "Liquidity and Investment Regulations"). In addition to establishing a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize Farmer Mac's exposure to financial market volatility, preserve capital, and support Farmer Mac's access to the debt markets.

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

The Liquidity and Investment Regulations and Farmer Mac's internal policies also establish concentration limits, which are intended to limit exposure to any single entity, issuer, or obligor. The Liquidity and Investment Regulations limit Farmer Mac's total credit exposure to any single entity, issuer, or obligor of securities to 10% of Farmer Mac's regulatory capital ($119.6 million as of September 30, 2021). However, Farmer Mac's current policy limits this total credit exposure to 5% of its regulatory capital ($59.8 million as of September 30, 2021). These exposure limits do not apply to obligations of U.S. government agencies or GSEs, although Farmer Mac's current policy restricts investing more than 100% of regulatory capital in the senior non-convertible debt securities of any one GSE.

Although the Liquidity and Investments Regulations do not establish limits on the maximum amount, expressed as a percentage of Farmer Mac's investment portfolio, that can be invested in each eligible asset class, Farmer Mac's internal policies set forth asset class limits as part of Farmer Mac's overall risk management framework.

Interest Rate Risk.  Farmer Mac is subject to interest rate risk on all funded financial assets on its balance sheet because of timing differences in the cash flows due to maturity, paydown, or repricing of the assets and debt together with financial derivatives. Cash flow mismatches due to changing interest rates can reduce the earnings of Farmer Mac if assets prepay sooner than expected and the resulting cash flows must be reinvested in lower-yielding investments when Farmer Mac's funding costs cannot be correspondingly reduced. Alternatively, Farmer Mac could realize a decline in income if assets repay more slowly than originally forecasted and the associated maturing debt must be replaced by debt issuances at higher interest rates.

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

Farmer Mac's primary strategy for managing interest rate risk is to fund asset purchases with debt that together with financial derivatives have similar duration and convexity characteristics and help to mitigate impacts from interest rate changes across the yield curve. As part of this debt issuance strategy, Farmer

Mac seeks to issue debt securities across a variety of maturities that together with financial derivatives closely align the forecasted debt and financial derivative cash flows with forecasted asset cash flows.

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

Taking into consideration the prepayment provisions and the default probabilities associated with its portfolio of funded financial assets, Farmer Mac incorporates behavioral prepayment models when projecting and valuing cash flows associated with these assets. In recognition that borrowers' behaviors in various interest rate environments may change over time, Farmer Mac periodically evaluates the effectiveness of these models compared to actual prepayment experience and adjusts and refines the models as necessary to improve the precision of future prepayment forecasts.

Changes in interest rates may affect the timing of asset prepayments which may, in turn, impact durations and values of the assets. Declining interest rates generally results in increased prepayments, which shortens the duration of these assets, while rising interest rates generally results in lower prepayments, thereby extending the duration of the assets.

Farmer Mac is subject to interest rate risk on loans and securities it has committed to acquire but not yet purchased (other than delinquent loans purchased through LTSPCs or loans designated for securitization under a forward purchase agreement). When Farmer Mac commits to purchase these assets, it is exposed to interest rate risk between the time it commits to purchase the loans and the time it issues debt to fund the purchase of these loans. Farmer Mac manages the interest rate risk exposure related to these loans by entering into exchange-traded futures contracts involving U.S. Treasury securities and other financial derivatives. Similarly, when Farmer Mac commits to sell certain assets, the associated interest rate exposure is primarily managed with exchange-traded futures contracts involving U.S. Treasury securities and other financial derivatives.

Farmer Mac's $0.9 billion of cash and cash equivalents mature within three months and are generally funded with debt having similar maturities. As of September 30, 2021, $3.0 billion of the $3.7 billion of investment securities (80%) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year. Farmer Mac's floating rate investment securities are funded with floating rate debt that closely matches the rate adjustment frequency of the associated investments. The fixed rate investment securities are generally funded in a manner consistent with Farmer Mac's overall funding strategy that approximates a duration and convexity match.

Interest Rate Risk Metrics

Farmer Mac regularly evaluates and conducts interest rate shock simulations on its portfolio of financial assets, debt, and financial derivatives and examines a variety of metrics to quantify and manage its exposure to interest rate risk. These metrics include sensitivity to interest rate movements on the market value of equity ("MVE") and forecasted net effective spread ("NES") as well as duration gap analysis.

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

Duration is a measure of a financial instrument's fair value sensitivity to small changes in interest rates. Duration gap is calculated using the net estimated durations of Farmer Mac's funded financial assets, debt, and financial derivatives. Duration gap quantifies the extent to which estimated fair value sensitivities are matched for funded financial assets, debt and financial derivatives.. Duration gap provides a relatively concise measure of the interest rate risk inherent in Farmer Mac's outstanding portfolio.

A positive duration gap denotes that the duration of Farmer Mac's funded financial assets is greater than the duration of its debt and financial derivatives. A positive duration gap indicates that with small changes in interest rate movements the fair value change of Farmer Mac's funded financial assets is more sensitive than the fair value change of its debt and financial derivatives. Conversely, a negative duration gap indicates that with small changes in interest rate movements the fair value change of Farmer Mac's funded financial assets are less sensitive than the fair value change of its debt and financial derivatives. A duration gap of zero indicates that with small changes in interest rate movements the fair value change of Farmer Mac's funded financial assets is effectively offset by the fair value change of its debt and financial derivatives.

Each of the interest rate risk metrics is quantified using asset/liability models and derived based on management's best estimates of factors such as forward interest rates across the yield curve, interest rate volatility, and timing of asset prepayments and callable debt redemptions. Accordingly, these metrics are estimates rather than precise measurements. Actual results may differ to the extent there are material changes to Farmer Mac's financial asset portfolio or changes in funding or hedging strategies undertaken to mitigate unfavorable sensitivities to interest rate changes.

The following schedule summarizes the results of Farmer Mac's MVE and NES sensitivity analysis as of September 30, 2021 and December 31, 2020 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

Table 32

	Percentage Change in MVE from Base Case
Interest Rate Scenario(1)	As of September 30, 2021	As of December 31, 2020(1)
+100 basis points	4.1%	4.9%
-100 basis points	(0.1)%	(0.2)%

	Percentage Change in NES from Base Case
Interest Rate Scenario	As of September 30, 2021	As of December 31, 2020(1)
+100 basis points	7.5%	3.9%
-100 basis points	(0.1)%	—%
(1)The down 100 basis points shock scenario was replaced in 2020 with a proportional shock relative to 50% of the 3-month Treasury bill rate, with the approval of the Financial Risk Committee of the Board of Directors. The replacement down shock scenario was negative 2 basis point as of September 30, 2021 and negative 4 basis points as of December 31, 2020.

As of September 30, 2021, Farmer Mac's effective duration gap was negative 1.3 months, compared to negative 1.6 months as of December 31, 2020. Farmer Mac updated its duration gap measure to funded assets, debt, and financial derivatives as of December 31, 2020. Interest rates within the yield curve steepened significantly during the first nine months of 2021 with the 2-year and 10-year U.S. Treasury Note yield-to-maturity increasing by approximately 16 basis points and 56 basis points, respectively, versus year-end 2020. This rate movement contributed to extending the duration of Farmer Mac's funded assets compared to its debt and financial derivatives, thereby narrowing Farmer Mac's duration gap.

Financial Derivatives Transactions

The economic effects of financial derivatives are included in Farmer Mac's MVE, NES, and duration gap analyses. Farmer Mac enters into the following types of financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of funded financial assets, future cash flows, and debt issuance, and not for trading or speculative purposes:

•"pay-fixed" interest rate swaps, in which Farmer Mac pays fixed rates of interest to, and receives floating rates of interest from, counterparties;
•"receive-fixed" interest rate swaps, in which Farmer Mac receives fixed rates of interest from, and pays floating rates of interest to, counterparties;
•"basis swaps," in which Farmer Mac pays floating rates of interest based on one index to, and receives floating rates of interest based on a different index from, counterparties; and
•exchange-traded futures contracts involving U.S. Treasury securities.

As of September 30, 2021, Farmer Mac had $15.8 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to thirty years, of which $6.1 billion were pay-fixed interest rate swaps, $7.6 billion were receive-fixed interest rate swaps, and $2.1 billion were basis swaps.

Farmer Mac enters into interest rate swaps to more closely match the cash flow and duration characteristics of its funded financial assets with those of its debt. For example, Farmer Mac transacts pay-fixed interest rate swaps and issues floating rate debt to effectively create fixed rate funding that approximately matches the duration of the corresponding fixed rate assets being funded. Farmer Mac evaluates the overall cost of using interest rate swaps in conjunction with debt issuance as a funding alternative to duration-matched debt and enters into interest rate swaps to manage interest rate risks across the balance sheet.

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

As discussed in Note 4 to the consolidated financial statements, all financial derivatives are recorded on the balance sheet at fair value as derivative assets or as derivative liabilities. Changes in the fair values of undesignated financial derivatives are reported in "Losses on financial derivatives" in the consolidated statements of operations. For financial derivatives designated in fair value hedge accounting relationships, changes in the fair values of the hedged items related to the risk being hedged are reported in "Net interest income" in the consolidated statements of operations. Interest accruals on derivatives designated in fair value hedge accounting relationships are also recorded in "Net interest income" in the consolidated statements of operations. For financial derivatives designated in cash flow hedge accounting relationships, the unrealized gain or loss on the derivative is recorded in other comprehensive income. Because the hedging instrument is an interest rate swap and the hedged forecasted transactions are future interest payments on floating rate debt, amounts recorded in accumulated other comprehensive income are reclassified to "Total interest expense" in conjunction with the recognition of interest expense on the debt. All of Farmer Mac's interest rate swap transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty. As of both September 30, 2021 and December 31, 2020, Farmer Mac had no uncollateralized net exposures.

Re-funding and repricing risk

Farmer Mac is subject to re-funding and repricing risk on any floating rate assets that are not funded to contractual maturity. Re-funding and repricing risk arises from potential changes in funding costs when Farmer Mac funds floating rate, or synthetic floating rate, assets with floating rate debt with shorter maturities. Changes in Farmer Mac's funding costs relative to the benchmark market index rate to which the assets are indexed can cause changes to net interest income when debt matures and is reissued at then current interest rates to continue funding those assets.

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

Farmer Mac can meet floating rate funding needs in several ways, including:

•issuing short-term fixed rate discount notes with maturities that match the reset period of the assets;
•issuing floating rate medium-term notes with maturities and reset frequencies that match the assets being funded;

•issuing non-maturity matched, floating rate medium-term notes with reset frequencies that match the assets being funded; or
•issuing non-maturity matched, fixed rate discount notes or medium-term notes swapped to floating rate to match the interest rate reset dates of the assets.

To meet certain floating rate funding needs, Farmer Mac frequently issues shorter-term floating-rate medium-term notes or fixed rate medium-term notes paired with a received-fixed interest rate swap because these funding alternatives generally provide a lower cost of funding while generating an effective interest rate match. As funding for these floating rate assets matures, Farmer Mac seeks to refinance the debt associated with these assets in a similar fashion to achieve an appropriate interest rate risk sensitivity match in the context of Farmer Mac's overall debt issuance and liquidity management strategies.

However, if the funding cost of Farmer Mac’s discount notes or medium-term notes increased relative to the benchmark market index of the associated assets during the time between when these floating rate assets were first funded and when Farmer Mac refinanced the associated debt, Farmer Mac would be exposed to a commensurate reduction of net effective spread. Conversely, if the funding cost on Farmer Mac’s discount notes or medium-term notes decreased relative to the benchmark market index during that time, Farmer Mac would benefit from a commensurate increase to net effective spread.

Farmer Mac's debt issuance strategy targets balancing liquidity risk and re-funding and repricing risk while maintaining an appropriate liability management profile that is consistent with Farmer Mac's risk tolerance. Farmer Mac regularly adjusts its funding strategies to mitigate the effects of interest rate variability and seeks to maintain an effective mixture of funding structures in the context of its overall liability management and liquidity management strategies.

As of September 30, 2021, Farmer Mac held $5.5 billion of floating rate assets in its lines of business and its investment portfolio that reset based on floating rate market indices, such as LIBOR or SOFR. As of the same date, Farmer Mac also had $6.1 billion of interest rate swaps outstanding where Farmer Mac pays a fixed rate of interest and receives a floating rate of interest, primarily LIBOR.

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

As of September 30, 2021, Farmer Mac held $3.9 billion of floating rate assets in its lines of business and its investment portfolio, had issued $2.2 billion of floating rate debt, and had entered into $14.3 billion notional amount of interest rate swaps, each of which reset based on LIBOR. In addition, our Non-Cumulative Series C Preferred Stock currently pays a fixed rate of interest until July 17, 2024. It becomes redeemable at our option on July 18, 2024 and thereafter pays interest at a floating rate equal to three-month LIBOR plus 3.260%.

The market transition away from LIBOR and towards alternative benchmark interest rate indices that may be developed is expected to be complicated and may require the development of term and credit adjustments to accommodate for differences between the benchmark interest rate indices. The transition may also result in different financial performance for existing transactions, require different hedging strategies, or require renegotiation of existing transactions. As of September 30, 2021, we had $0.8 billion outstanding in medium-term notes based on SOFR, a potential alternative benchmark interest rate index.

Liquidity and Capital Resources

Farmer Mac's primary sources of funds to meet its liquidity and funding needs are the proceeds of its debt issuances, guarantee and commitment fees, net effective spread, loan repayments, and maturities of AgVantage securities. Farmer Mac regularly accesses the capital markets for funding, and Farmer Mac has maintained access to the capital markets at favorable interest rates throughout the first three quarters of 2021. Farmer Mac funds its purchases of eligible loan assets, USDA Securities, Farmer Mac Guaranteed Securities, and investment assets and finances its operations primarily by issuing debt obligations of various maturities in the public capital markets. As of September 30, 2021, Farmer Mac had outstanding discount notes of $2.4 billion, medium-term notes that mature within one year of $5.7 billion, and medium-term notes that mature after one year of $14.3 billion.

Assuming continued access to the capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac has a contingency funding plan to manage unanticipated disruptions in its access to the capital markets. Farmer Mac must maintain a minimum of 90 days of liquidity under the Liquidity and Investment Regulations prescribed for Farmer Mac by FCA. In accordance with the methodology for calculating available days of liquidity under those regulations, Farmer Mac maintained a monthly average of 279 days of liquidity during third quarter 2021 and had 266 days of liquidity as of September 30, 2021.

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
•money market instruments;
•diversified investment funds;
•asset-backed securities;
•corporate debt securities; and
•mortgage-backed securities.

The following table presents these assets as of September 30, 2021 and December 31, 2020:

Table 33

	As of September 30, 2021	As of December 31, 2020
	(in thousands)
Cash and cash equivalents	$899,052	$1,033,941
Investment securities:
Guaranteed by U.S. Government and its agencies	1,666,505	1,935,056
Guaranteed by GSEs	2,055,231	1,944,497
Asset-backed securities	19,500	19,171
Total	$4,640,288	$4,932,665

The objective of the investment portfolio as of September 30, 2021 and December 31, 2020 was to provide a level of liquidity that mitigates enterprise risk, provides a reliable source of short-term and long-term liquidity, to prepare for the possibility of future volatility in the debt capital markets, and to support program asset growth.
Capital Requirements. Farmer Mac is subject to the following statutory capital requirements – minimum, critical, and risk-based. Farmer Mac must comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of September 30, 2021, Farmer Mac was in compliance with its statutory capital requirements and was classified as within "level 1" (the highest compliance level).

In accordance with FCA's rule on capital planning, Farmer Mac's board of directors has adopted a policy for maintaining a sufficient level of "Tier 1" capital (consisting of retained earnings, paid-in capital, common stock, and qualifying preferred stock). That policy restricts Tier 1-eligible dividends and any discretionary bonus payments if Tier 1 capital falls below specified thresholds. As of September 30, 2021 and December 31, 2020, Farmer Mac's Tier 1 capital ratio was 15.1% and 14.1%, respectively. The increase in our Tier 1 capital ratio was due to that fact that capital growth, which reflects the issuance of the Series G Preferred Stock, outpaced the growth in risk-weighted assets during the first half of 2021. As of September 30, 2021, Farmer Mac was in compliance with its capital adequacy policy. Farmer Mac does not expect its compliance on an ongoing basis with FCA's rule on capital planning, including Farmer Mac's policy on Tier 1 capital, to materially affect Farmer Mac's operations or financial condition.

For more information about the capital requirements applicable to Farmer Mac, its capital adequacy policy, and FCA's rule on capital planning, see "Business—Government Regulation of Farmer Mac—Capital Standard" in Farmer Mac's 2020 Annual Report. See Note 8 to the consolidated financial statements for more information about Farmer Mac's capital position.

Other Matters

None.

Supplemental Information

The following tables present quarterly and annual information about new business volume, repayments, and outstanding business volume:

Table 34

New Business Volume
	Farm & Ranch		USDA Guarantees	Rural Utilities		Institutional Credit
	Loans	LTSPCs	USDA Securities	Loans	LTSPCs	AgVantage	Total
	(in thousands)
For the quarter ended:
September 30, 2021	$617,557	$313,116	$114,120	$63,897	$50,000	$1,368,912	$2,527,602
June 30, 2021	650,436	241,387	100,469	39,107	—	468,616	1,500,015
March 31, 2021	681,412	117,693	157,273	48,030	22,000	442,912	1,469,320
December 31, 2020	731,434	141,332	180,520	189,729	—	96,424	1,339,439
September 30, 2020	740,823	94,495	225,494	62,300	—	211,908	1,335,020
June 30, 2020	609,284	85,390	224,016	339,366	19,500	430,024	1,707,580
March 31, 2020	401,853	73,674	147,906	152,668	—	560,395	1,336,496
December 31, 2019	602,750	65,614	143,565	102,900	—	371,075	1,285,904
September 30, 2019	309,805	125,022	113,664	117,279	—	402,611	1,068,381

For the year ended:
December 31, 2020	$2,483,394	$394,891	$777,936	$744,063	$19,500	$1,298,751	$5,718,535
December 31, 2019	1,363,863	339,172	432,787	871,377	—	2,258,550	5,265,749

Table 35

Repayments of Assets by Line of Business
	Farm & Ranch			USDA Guarantees	Rural Utilities		Institutional Credit
	Loans	Guaranteed Securities	LTSPCs	USDA Securities	Loans	LTSPCs	AgVantage	Total
	(in thousands)
For the quarter ended:
Scheduled	$218,352	$1,726	$32,992	$32,436	$67,092	$9,204	$869,682	$1,231,484
Unscheduled	222,661	3,933	61,802	85,891	201	—	—	374,488
September 30, 2021	$441,013	$5,659	$94,794	$118,327	$67,293	$9,204	$869,682	$1,605,972

Scheduled	$128,126	$2,778	$39,950	$41,480	$37,991	$23,874	$476,220	$750,419
Unscheduled	224,072	3,417	66,680	119,145	1,652	—	—	414,966
June 30, 2021	$352,198	$6,195	$106,630	$160,625	$39,643	$23,874	$476,220	$1,165,385

Scheduled	$214,978	$4,362	$56,642	$48,137	$59,059	$21,092	$540,594	$944,864
Unscheduled	339,905	2,747	132,300	108,789	2,279	—	—	586,020
March 31, 2021	$554,883	$7,109	$188,942	$156,926	$61,338	$21,092	$540,594	$1,530,884

Scheduled	$175,613	$4,213	$26,895	$29,120	$37,062	$19,528	$676,567	$968,998
Unscheduled	231,342	2,242	95,264	99,811	1,610	—	—	430,269
December 31, 2020	$406,955	$6,455	$122,159	$128,931	$38,672	$19,528	$676,567	$1,399,267

Scheduled	$174,986	$2,524	$32,276	$29,654	$54,513	$14,100	$547,236	$855,289
Unscheduled	326,025	1,934	66,074	138,518	—	—	—	532,551
September 30, 2020	$501,011	$4,458	$98,350	$168,172	$54,513	$14,100	$547,236	$1,387,840

Scheduled	$101,264	$3,043	$39,010	$37,879	$23,589	$25,132	$471,295	$701,212
Unscheduled	248,890	4,034	92,177	154,536	3,935	—	—	503,572
June 30, 2020	$350,154	$7,077	$131,187	$192,415	$27,524	$25,132	$471,295	$1,204,784

Scheduled	$128,768	$6,132	$50,393	$43,069	$34,235	$13,593	$304,540	$580,730
Unscheduled	191,260	3,888	60,442	78,806	—	—	—	334,396
March 31, 2020	$320,028	$10,020	$110,835	$121,875	$34,235	$13,593	$304,540	$915,126

Scheduled	$57,488	$4,737	$39,878	$25,142	$10,317	$10,551	$656,095	$804,208
Unscheduled	105,671	3,247	74,121	66,011	34,063	—	13,000	296,113
December 31, 2019	$163,159	$7,984	$113,999	$91,153	$44,380	$10,551	$669,095	$1,100,321

Scheduled	$97,421	$3,095	$22,713	$27,853	$31,656	$8,692	$441,575	$633,005
Unscheduled	129,676	2,663	76,883	39,442	—	—	1,088	249,752
September 30, 2019	$227,097	$5,758	$99,596	$67,295	$31,656	$8,692	$442,663	$882,757

For the year ended:
Scheduled	$580,631	$15,912	$148,574	$139,722	$149,399	$72,353	$1,999,638	$3,106,229
Unscheduled	997,517	12,098	313,957	471,671	5,545	—	—	1,800,788
December 31, 2020	$1,578,148	$28,010	$462,531	$611,393	$154,944	$72,353	$1,999,638	$4,907,017

Scheduled	$307,761	$17,433	$195,424	$132,937	$80,416	$43,995	$2,181,446	$2,959,412
Unscheduled	367,867	11,107	260,465	195,295	58,511	—	19,675	912,920
December 31, 2019	$675,628	$28,540	$455,889	$328,232	$138,927	$43,995	$2,201,121	$3,872,332

Table 36

Lines of Business - Outstanding Business Volume
	Farm & Ranch			USDA Guarantees	Rural Utilities		Institutional Credit
	Loans	Guaranteed Securities	LTSPCs	USDA Securities	Loans	LTSPCs	AgVantage	Total
	(in thousands)
As of:
September 30, 2021	$6,777,749	$60,349	$2,607,261	$2,722,702	$2,243,172	$574,255	$8,133,303	$23,118,791
June 30, 2021	6,601,205	66,008	2,388,939	2,726,909	2,246,568	533,459	7,634,073	22,197,161
March 31, 2021	6,302,967	72,203	2,254,182	2,787,065	2,247,104	557,333	7,641,677	21,862,531
December 31, 2020	6,176,438	79,312	2,325,431	2,786,718	2,260,412	556,425	7,739,359	21,924,095
September 30, 2020	5,857,324	85,767	2,306,258	2,735,129	2,109,355	575,953	8,319,502	21,989,288
June 30, 2020	5,617,512	90,225	2,310,113	2,677,807	2,101,568	590,053	8,654,830	22,042,108
March 31, 2020	5,358,382	97,302	2,355,910	2,646,206	1,789,726	595,685	8,696,101	21,539,312
December 31, 2019	5,276,557	107,322	2,393,071	2,620,175	1,671,293	609,278	8,440,246	21,117,942
September 30, 2019	4,836,966	115,306	2,441,456	2,567,763	1,612,773	619,829	8,738,266	20,932,359

Table 37

On-Balance Sheet Outstanding Business Volume
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
September 30, 2021	$12,921,572	$2,872,499	$3,818,550	$19,612,621
June 30, 2021	11,800,429	2,878,637	4,254,625	18,933,691
March 31, 2021	11,454,321	2,824,551	4,410,661	18,689,533
December 31, 2020	11,330,414	2,816,840	4,511,964	18,659,218
September 30, 2020	10,879,372	2,811,547	5,013,640	18,704,559
June 30, 2020	10,793,629	2,845,266	5,076,445	18,715,340
March 31, 2020	10,296,598	2,818,869	4,996,478	18,111,945
December 31, 2019	10,045,712	2,863,199	4,702,577	17,611,488
September 30, 2019	9,642,802	2,850,000	4,549,689	17,042,491

The following table presents the quarterly net effective spread (a non-GAAP measure) by segment:

Table 38

	Net Effective Spread by Line of Business
	Farm & Ranch		USDA Guarantees		Rural Utilities		Institutional Credit		Corporate		Net Effective Spread
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
For the quarter ended:
September 30, 2021(1)	$24,367	1.74%	$6,847	1.11%	$6,464	1.15%	$15,359	0.81%	$2,888	0.25%	$55,925	0.99%
June 30, 2021	23,978	1.82%	6,982	1.12%	6,615	1.18%	16,131	0.85%	2,845	0.24%	56,551	1.01%
March 31, 2021	21,454	1.74%	6,367	1.02%	6,674	1.19%	16,673	0.87%	2,691	0.22%	53,859	0.97%
December 31, 2020	20,313	1.75%	6,786	1.10%	7,322	1.35%	17,401	0.85%	2,700	0.22%	54,522	0.98%
September 30, 2020(1)	18,025	1.67%	5,865	0.97%	6,939	1.32%	18,601	0.87%	2,372	0.23%	51,802	0.96%
June 30, 2020	16,733	1.71%	4,689	0.81%	5,516	1.15%	18,782	0.86%	749	0.08%	46,469	0.89%
March 31, 2020	14,938	1.64%	4,625	0.81%	4,920	1.14%	17,702	0.84%	1,978	0.21%	44,163	0.89%
December 31, 2019	16,374	1.90%	4,363	0.78%	4,871	1.17%	18,008	0.85%	2,375	0.27%	45,991	0.95%
September 30, 2019	13,181	1.66%	4,314	0.79%	4,502	1.16%	17,807	0.84%	2,657	0.30%	42,461	0.90%
(1)See Note 10 to the consolidated financial statements for a reconciliation of GAAP net interest income by line of business to net effective spread by line of business for the three months ended September 30, 2021 and 2020.

The following table presents quarterly core earnings (a non-GAAP measure) reconciled to net income attributable to common stockholders:

Table 39

	Core Earnings by Quarter End
	September 2021	June 2021	March 2021	December 2020	September 2020	June 2020	March 2020	December 2019	September 2019
	(in thousands)
Revenues:
Net effective spread	$55,925	$56,551	$53,859	$54,522	$51,802	$46,469	$44,163	$45,991	$42,461
Guarantee and commitment fees	4,322	4,334	4,240	4,652	4,659	4,943	4,896	5,432	5,208
Other	687	301	451	512	453	1,048	674	100	389
Total revenues	60,934	61,186	58,550	59,686	56,914	52,460	49,733	51,523	48,058

Credit related expense/(income):
Provision for/(release of) losses	255	(983)	(31)	2,973	1,200	51	3,831	2,851	623
REO operating expenses	—	—	—	—	—	—	—	—	—
Losses/(gains) on sale of REO	—	—	—	22	—	—	(485)	—	—
Total credit related expense/(income)	255	(983)	(31)	2,995	1,200	51	3,346	2,851	623

Operating expenses:
Compensation and employee benefits	10,027	9,779	11,795	9,497	8,791	8,087	10,127	6,732	7,654
General and administrative	6,330	6,349	6,336	6,274	5,044	5,295	5,363	5,773	5,253
Regulatory fees	750	750	750	750	725	725	725	725	688
Total operating expenses	17,107	16,878	18,881	16,521	14,560	14,107	16,215	13,230	13,595

Net earnings	43,572	45,291	39,700	40,170	41,154	38,302	30,172	35,442	33,840
Income tax expense	9,152	9,463	8,520	8,470	8,297	8,016	6,598	7,526	7,018
Preferred stock dividends	6,774	5,842	5,269	5,269	5,166	3,939	3,431	3,432	3,427
Core earnings	$27,646	$29,986	$25,911	$26,431	$27,691	$26,347	$20,143	$24,484	$23,395

Reconciling items:
(Losses)/gains on undesignated financial derivatives due to fair value changes	$(1,864)	$(3,721)	$1,695	$(1,758)	$(4,149)	$8,700	$(6,484)	$4,469	$(7,117)
(Losses)/gains on hedging activities due to fair value changes	(2,093)	(2,097)	(271)	3,827	(5,245)	(2,676)	(5,925)	(220)	(4,535)
Unrealized gains/(losses) on trading assets	36	(61)	(14)	223	(258)	(20)	106	172	49
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	23	20	16	(77)	97	35	3	40	(7)
Net effects of terminations or net settlements on financial derivatives	(351)	109	1,165	1,583	233	720	(1,300)	1,339	232
Issuance costs on the retirement of preferred stock	—	—	—	—	(1,667)	—	—	—	—
Income tax effect related to reconciling items	892	1,208	(544)	(798)	1,957	(1,419)	2,856	(1,218)	2,389
Net income attributable to common stockholders	$24,289	$25,444	$27,958	$29,431	$18,659	$31,687	$9,399	$29,066	$14,406

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

Item 4Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (“Exchange Act”), including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Farmer Mac's management on a timely basis to allow decisions about required disclosure. Management, including Farmer Mac's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Farmer Mac's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2021.
Farmer Mac carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Farmer Mac's disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

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

Class C Non-Voting Common Stock. Under Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 467 shares of its Class C non-voting common stock in July 2021 to the five directors who elected to receive stock in lieu of their cash retainers. Farmer Mac calculated the number of shares issued to the directors based on a price of $98.90 per share, which was the closing price of the Class C non-voting common stock on June 30, 2021 (the last trading day of the previous quarter) as reported by the New York Stock Exchange.

(b)     Not applicable.

(c)     None.

Item 3.Defaults Upon Senior Securities

(a) None.

(b) None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5Other Information

(a) None.

(b) None.

Item 6.Exhibits

*	3.1	—	Title VIII of the Farm Credit Act of 1971, as most recently amended on June 18, 2020 (Previously filed as Exhibit 3.1 to Form 10-Q filed August 10, 2020).
*	3.2	—	Amended and Restated By-Laws of the Registrant (Previously filed as Exhibit 3.1 to Form 8-K filed May 12, 2020).
*	4.1	—	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Previously filed as Exhibit 4.1 to Form 10-Q filed May 15, 2003).
*	4.2	—	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Previously filed as Exhibit 4.2 to Form 10-Q filed May 15, 2003).
*	4.3	—	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Previously filed as Exhibit 4.3 to Form 10-Q filed May 15, 2003).
*	4.4	—	Specimen Certificate for 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.6 to Form 10-Q filed August 11, 2014).
*	4.4.1	—	Certificate of Designation of Terms and Conditions of 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.1 to Form 8-A filed June 20, 2014).
*	4.5	—	Specimen Certificate for 5.700% Non-Cumulative Preferred Stock, Series D (Previously filed as Exhibit 4.7 to Form 10-Q filed August 1, 2019).
*	4.5.1	—	Certificate of Designation of Terms and Conditions of 5.700% Non-Cumulative Preferred Stock, Series D (Previously filed as Exhibit 4.1 to Form 8-A filed May 13, 2019).
*	4.6	—	Specimen Certificate for 5.750% Non-Cumulative Preferred Stock, Series E (Previously filed as Exhibit 4.7 to Form 10-Q filed August 10, 2020).
*	4.6.1	—	Certificate of Designation of Terms and Conditions of 5.750% Non-Cumulative Preferred Stock, Series E (Previously filed as Exhibit 4.1 to Form 8-A filed May 20, 2020).
*	4.7	—	Specimen Certificate for 5.250% Non-Cumulative Preferred Stock, Series F (Previously filed as Exhibit 4.8 to Form 10-Q filed November 9, 2020).
*	4.7.1	—	Certificate of Designation of Terms and Conditions of 5.250% Non-Cumulative Preferred Stock, Series F (Previously filed as Exhibit 4.1 to Form 8-A filed August 20, 2020).
*	4.8	—	Specimen Certificate for 4.875% Non-Cumulative Preferred Stock, Series G (Previously filed as Exhibit 4.8 to Form 10-Q filed August 5, 2021).
*	4.8.1		Certificate of Designation of Terms and Conditions of 4.875% Non-Cumulative Preferred Stock, Series G (Previously filed as Exhibit 4.1 to Form 8-A filed May 27, 2021).
*	4.9	—	Description of the Registrant's securities that are registered under Section 12 of the Securities Exchange Act of 1934 (Previously filed as Exhibit 4.9 to Form 10-Q filed August 5, 2021).
**	31.1	—
Certification of Registrant's principal executive officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

***	32	—
Certification of Registrant's principal executive officer and principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Bradford T. Nordholm		November 8, 2021
By:	Bradford T. Nordholm	Date
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Aparna Ramesh		November 8, 2021
By:	Aparna Ramesh	Date
Executive Vice President – Chief Financial
Officer (Principal Financial Officer)