Form 10-K
period 2021-12-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2022-02-28
CIK 845877

As filed with the Securities and Exchange Commission on February 28, 2022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
Yes         ☐                               No           ☒
The aggregate market value of the Class A voting common stock and Class C non-voting common stock held by non-affiliates of the registrant was $966,366,719 as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing prices for the respective classes on June 30, 2021 reported by the New York Stock Exchange.  For purposes of this information, the outstanding shares of Class A voting common stock and Class C non-voting common stock held by directors, executive officers, and significant stockholders of the registrant, as applicable, as of June 30, 2021 were deemed to be held by affiliates.  The aggregate market value of the Class B voting common stock is not ascertainable due to the absence of publicly available quotations or prices for the Class B voting common stock as a result of the limited market for, and infrequency of trades in, Class B voting common stock and the fact that any such trades are privately negotiated transactions.
As of February 7, 2022, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock, and 9,235,578 shares of Class C non-voting common stock.
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

Auditor Firm ID: 238	Auditor Name: PricewaterhouseCoopers LLP	Auditor Location: Washington DC, DC, USA

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
•changes in capital position;
•future dividend payments; and
•other business and financial matters.

Management's expectations for Farmer Mac's future necessarily involve assumptions, estimates, and the evaluation of risks and uncertainties. Various factors or events, both known and unknown, could cause Farmer Mac's actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under "Risk Factors" in Part I, Item 1A of this report, as well as uncertainties about:

•the duration, spread, and severity of the COVID-19 pandemic and its effects on the business operations of agricultural and rural borrowers, the capital markets, and Farmer Mac's business operations;
•the public response to the ongoing COVID-19 pandemic, including the possibility of government actions to mitigate the pandemic and its effects, and any social or economic disruption that may be caused by any new COVID-19 variants or any further outbreaks;
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
•the effect of any changes in Farmer Mac's executive leadership; and
•other factors that could hinder agricultural mortgage lending or borrower repayment capacity, including the effects of severe weather, climate change, or fluctuations in agricultural real estate values.

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

SUMMARY OF RISK FACTORS

The following summarizes some of the key risks and uncertainties that could materially adversely affect our business, operating results, financial condition, operations, liquidity and capital levels. The following summary does not contain all of the information that may be important to you, and you should review and consider carefully the risks and uncertainties listed in this summary together with the more complete discussion of each risk factor set forth under the heading "Risk Factors" in Item 1A of this report, along with other information in this report and our other filings with the Securities and Exchange Commission. The forward-looking statements discussed above are qualified by these risk factors.
•The continuing effects of the COVID-19 pandemic are uncertain and may heighten the risk factors described in this report.
•Factors outside of Farmer Mac's or borrowers' control may impair borrowers' profitability and ability to repay their loans in Farmer Mac's portfolio.
•Climate change and the occurrence of weather-related events or other natural or environmental disasters could have a material adverse effect on Farmer Mac’s business, operating results, or financial condition.
•Concentrations in Farmer Mac’s loan or investments portfolios, or to one or more borrowers or counterparties, may increase Farmer Mac’s exposure to credit risk.
•Farmer Mac guaranteed securities and purchase commitments expose Farmer Mac to significant contingent liabilities, and Farmer Mac's ability to fulfill its obligations under its guarantees and purchase commitments may be limited.
•Farmer Mac is exposed to counterparty risk on both its cleared and non-cleared swaps transactions.
•External factors may affect the demand for Farmer Mac's secondary market, the price or marketability of Farmer Mac's products, or Farmer Mac's ability to offer its products and services.
•An inability to access the equity and debt capital markets could have a material adverse effect on Farmer Mac's business, operating results, financial condition, liquidity, and capital levels.
•The loss of business from key business counterparties or customers, including AgVantage counterparties, could weaken Farmer Mac’s business and decrease its revenues and profits.
•Farmer Mac's efforts to balance fulfilling its mission with providing a return to its stockholders may result in business transactions that involve lower returns or higher risk.
•A few stockholders who own large amounts of Farmer Mac voting common stock may seek to influence Farmer Mac's business, strategy, or board composition, and the interests of these stockholders may differ from the interests of Farmer Mac or other holders of Farmer Mac's common stock.
•The inadequacy or failure of Farmer Mac's operational systems, cybersecurity program, internal controls or processes, or infrastructure, or those of third parties, could have a material adverse effect on Farmer Mac's business, operating results, or financial condition.
•Farmer Mac’s business depends, in part, on effective and reliable loan servicing, and Farmer Mac’s internal loan servicing function and reliance on third-party servicers could expose Farmer Mac to operational risks.
•Any significant deficiency, failure, interruption, or breach in Farmer Mac's or our service providers’ technology and information systems, infrastructure, or cybersecurity program, including the occurrence of successful cyber-attacks, could result in a loss of business, damage to Farmer Mac's reputation, the disclosure or misuse of confidential or proprietary information, or increased costs or liability to Farmer Mac.

•Failure by Farmer Mac's third-party loan servicers, information systems providers, and other service providers to protect confidential information from unauthorized access and dissemination could result in liability for Farmer Mac or damage Farmer Mac's reputation.
•If Farmer Mac's management of risk associated with its loan assets and investment securities based on model assumptions and output is not effective, its business, operating results, financial condition, or capital levels could be materially adversely affected.
•Farmer Mac's efforts to expand product offerings and services to its customers exposes Farmer Mac to operational risk.
•Farmer Mac is exposed to interest rate risk.
•Changes in interest rates relative to Farmer Mac's management of interest rate risk through derivatives may cause volatility in financial results and capital levels.
•The reform, replacement, or discontinuation of the LIBOR benchmark interest rate could adversely affect Farmer Mac's business, operating results, or financial condition.
•Incorrect estimates and assumptions by management in preparing financial statements, and changes in accounting standards or in applying accounting policies or in the value or composition of Farmer Mac’s investment securities could adversely affect Farmer Mac's business, operating results, reported assets and liabilities, financial condition, reputation, or capital levels.
•The trading price for Farmer Mac's Class C non-voting common stock may be volatile due to market influences, trading volume, the effects of equity awards for Farmer Mac's officers, directors, and employees, or sales of significant amounts of the stock by large holders.
•Farmer Mac and many of its business partners are subject to comprehensive government regulation, and changes to the laws and regulations to which Farmer Mac or its business partners are subject could adversely affect Farmer Mac's business, operating results, reputation, or financial condition.
•Farmer Mac’s capital requirements may change, and failure to meet those requirements could result in supervisory measures or the inability of Farmer Mac to declare dividends.
•Farmer Mac is a government-sponsored enterprise (GSE) that may be materially and adversely affected by legislative or political developments.
•Farmer Mac's ability to attract and retain motivated and qualified employees is critical to the success of its business.

PART I

Item 1.Business
GENERAL

Farmer Mac is a stockholder-owned, federally chartered corporation that combines private capital and public sponsorship to serve a public purpose. Congress has charged Farmer Mac with the mission of providing a secondary market for a variety of loans made to borrowers in rural America. A secondary market is an economic arrangement in which the owners of financial assets, such as the originators of loans, may sell all or part of those assets or pay a fee to offset some or all of the inherent risks of holding the assets. Farmer Mac's secondary market activities include:

•purchasing eligible loans directly from lenders (including participation interests, syndicated notes, revolving and non-revolving credit facilities, and unfunded commitments to make advances on loans);
•purchasing securities that are issued by lenders and guaranteed by Farmer Mac and that are secured by eligible loans (Farmer Mac refers to these securities as "AgVantage," a registered trademark of Farmer Mac);
•issuing and guaranteeing securities that represent interests in, or obligations secured by, pools of eligible loans (together with AgVantage, Farmer Mac refers to these securities as "Farmer Mac Guaranteed Securities");
•servicing (including as master servicer) eligible loans purchased or securitized by Farmer Mac; and
•providing long-term standby purchase commitments ("LTSPCs") for eligible loans.

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

Farmer Mac is an institution of the Farm Credit System ("FCS"), which is composed of the banks, associations, and related entities, including Farmer Mac and its subsidiaries, regulated by the Farm Credit Administration ("FCA"), an independent agency in the executive branch of the United States government. Although Farmer Mac is an institution of the FCS, it is not liable for any debt or obligation of any other institution of the FCS. None of FCA, the FCS, or any other individual institution of the FCS is liable for any debt or obligation of Farmer Mac or its subsidiaries. The debts and obligations of Farmer Mac and its subsidiaries are not guaranteed by the full faith and credit of the United States of America.

Farmer Mac's two primary sources of revenue are:

•interest income earned on assets held on balance sheet, net of related funding costs and interest payments and receipts on financial derivatives; and
•guarantee and commitment fees received for outstanding guaranteed securities and LTSPCs.

Farmer Mac funds its purchases of eligible loans and securities primarily by issuing debt obligations of various maturities in the public capital markets. Farmer Mac also uses the proceeds of debt issuance to fund liquidity investments that must comply with policies adopted by Farmer Mac's board of directors and with FCA regulations, which establish limitations on asset class, dollar amount, issuer concentration, and credit quality. Those regulations can be found at 12 C.F.R. §§ 652.1-652.45 ("Liquidity and Investment Regulations"). Farmer Mac's regular debt issuance supports its access to the capital markets, and Farmer Mac's liquidity investments provide an alternative source of funds should market conditions become unfavorable. As of December 31, 2021, Farmer Mac had $2.2 billion of discount notes and $20.6 billion of medium-term notes outstanding. For more information about Farmer Mac's eligible loans, securities, and liquidity investments, as well as its financial performance and sources of capital and liquidity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations." For more information about Farmer Mac's debt issuance, see "Business—Financing—Debt Issuance."

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

Farmer Mac markets a mix of products to lenders who may be in need of capital, liquidity, portfolio diversification, and/or access to a wide variety of loan products, including those with long-term fixed rates. As part of its outreach strategy, Farmer Mac engages with current and prospective lenders to identify how their use of Farmer Mac's secondary market could further support their origination efforts and drive efficient capital deployment to agriculture communities and rural America. Farmer Mac also provides wholesale funding for institutional investors in agricultural assets that qualify as eligible collateral under Farmer Mac's charter. For these potential issuers, Farmer Mac directs its outreach efforts through its business relationships within the agricultural community and through outreach to institutions whose profile may benefit from wholesale funding. Farmer Mac seeks to maximize the use of technology to support these business development efforts.

FARMER MAC'S LINES OF BUSINESS

Farmer Mac engages in a variety of secondary market activities across its two lines of business, Agricultural Finance and Rural Infrastructure Finance. Within those two lines of business are four segments: Corporate AgFinance, Farm & Ranch, Rural Utilities, and Renewable Energy, as shown in the table below:

	Agricultural Finance		Rural Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy
Interest-earning assets
Loans	X	X	X	X
Loans held in trusts	X
AgVantage Securities	X	X	X
Farmer Mac Guaranteed Securities	X
USDA Securities	X
Products and services that earn fee income
LTSPCs	X		X
Farmer Mac Guaranteed Securities	X		X
Unfunded Commitments	X	X	X	X
Farmer Mac Guaranteed Securities[1]	X
Securitized loan servicing	X
1 Structured securitization transactions

The loans (and interests in those loans) eligible for Farmer Mac's secondary market activities in each of Farmer Mac's lines of business include:
•For Farmer Mac's Agricultural Finance line of business, mortgage loans secured by first liens on agricultural real estate, including part-time farms and rural housing loans, as well as agricultural and rural development loans guaranteed by the United States Department of Agriculture ("USDA"); and
•For Farmer Mac's Rural Infrastructure Finance line of business, loans by lenders organized as cooperatives to finance electrification and telecommunications systems and renewable energy providers or projects in rural areas.

As of December 31, 2021, the total outstanding business volume in Farmer Mac's two lines of business (Agricultural Finance and Rural Infrastructure Finance) was $23.6 billion. The following table presents the outstanding balances under Farmer Mac's two lines of business as of December 31, 2021 and December 31, 2020:

Lines of Business - Outstanding Business Volume
	On or Off Balance Sheet	As of December 31, 2021	As of December 31, 2020
		(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans	On-balance sheet	$4,775,070	$3,979,854
Loans held in consolidated trusts:
Beneficial interests owned by third-party investors	On-balance sheet	948,623	1,287,045
IO-FMGS	On-balance sheet	12,297	—
USDA Securities	On-balance sheet	2,445,806	2,487,420
AgVantage Securities	On-balance sheet	4,725,000	4,425,000
LTSPCs and unfunded commitments	Off-balance sheet	2,587,154	2,314,965
Farmer Mac Guaranteed Securities	Off-balance sheet	578,358	378,610
Loans serviced for others	Off-balance sheet	22,331	—
Total Farm & Ranch		$16,094,639	$14,872,894
Corporate AgFinance:
Loans	On-balance sheet	$1,123,300	$909,539
AgVantage Securities	On-balance sheet	367,464	744,110
Unfunded Loan Commitments	Off-balance sheet	47,070	10,466
Total Corporate AgFinance		$1,537,834	$1,664,115
Total Agricultural Finance		$17,632,473	$16,537,009
Rural Infrastructure Finance:
Rural Utilities:
Loans	On-balance sheet	$2,302,373	$2,187,377
AgVantage Securities	On-balance sheet	3,033,262	2,565,837
LTSPCs and Unfunded Loan Commitments	Off-balance sheet	556,837	556,425
Farmer Mac Guaranteed Securities	Off-balance sheet	2,755	4,412
Total Rural Utilities		$5,895,227	$5,314,051
Renewable Energy:
Loans	On-balance sheet	$86,763	$73,035
Unfunded Loan Commitments	Off-balance sheet	—	—
Total Renewable Energy		$86,763	$73,035
Total Rural Infrastructure Finance		$5,981,990	$5,387,086
Total		$23,614,463	$21,924,095

Agricultural Finance

Farmer Mac provides a secondary market for eligible loans in Farmer Mac's Agricultural Finance line of business by (1) purchasing and retaining eligible loans and securities, (2) guaranteeing the payment of principal and interest on securities that represent interests in, or obligations secured by, pools of eligible loans, (3) servicing (including as master servicer) eligible loans purchased or securitized by Farmer Mac, and (4) issuing LTSPCs for designated eligible loans. Farmer Mac is compensated for these activities through net interest income on loans and securities held on balance sheet, guarantee fees earned on securities issued to third parties, servicing fees on securitized loans, and commitment fees earned on loans in LTSPCs and on unfunded loan commitments.

Loan Eligibility

To be eligible for the Agricultural Finance line of business, a loan must either:

•be an agricultural mortgage loan (referred to as "Agricultural Finance mortgage loans") that is
◦secured by a fee simple mortgage or a leasehold mortgage with status as a first lien on agricultural real estate (including part-time farms and rural housing) located within the United States; and
◦an obligation of a citizen or national of the United States, an alien lawfully admitted for permanent residence in the United States, or a private corporation or partnership that is majority-owned by U.S. citizens, nationals, or legal resident aliens that, in each case, has training or farming experience that is sufficient to ensure a reasonable likelihood that the loan will be repaid according to its terms; or
•be the guaranteed portion of a loan guaranteed by the USDA under the Consolidated Farm and Rural Development Act (7 U.S.C. § 1921 et seq.) (referred to as "USDA Securities").

Farmer Mac's charter authorizes a maximum loan size (adjusted annually for inflation) for an eligible Agricultural Finance mortgage loan secured by more than 2,000 acres of agricultural real estate. That maximum loan size was $14.1 million as of December 31, 2021. The charter does not prescribe a maximum loan size or a total borrower exposure for an eligible Agricultural Finance mortgage loan secured by 2,000 acres or less of agricultural real estate. However, an internal policy approved by Farmer Mac's board of directors limits the cumulative direct credit exposure to any one borrower or group of related borrowers on loans secured by 2,000 acres or less of agricultural real estate to 10% of Farmer Mac's Tier 1 capital ($120.1 million as of December 31, 2021). For Agricultural Finance mortgage loans, eligible agricultural real estate consists of one or more parcels of land, which may be improved by permanently affixed buildings or other structures, that (i) is used for the production of one or more agricultural commodities or products and (ii) either consists of a minimum of five acres or generates minimum annual receipts of $5,000.

As required by Farmer Mac's charter, Farmer Mac has established underwriting, security appraisal, and repayment standards for eligible loans that consider the nature, risk profile, and other differences between different categories of eligible loans. The charter prescribes that the following minimum standards must be applied to all Agricultural Finance mortgage loans:

•provide that no loan with a loan-to-value ratio ("LTV") more than 80% may be eligible;
•require each borrower to demonstrate sufficient cash flow to adequately service the loan;
•require sufficient documentation standards;
•protect the integrity of the appraisal process for any loan; and
•confirm that the borrower is or will be actively engaged in agricultural production.

Underwriting and Collateral Standards - Farm & Ranch

Farmer Mac experiences direct credit exposure to borrowers on Agricultural Finance mortgage loans in its Farm & Ranch reportable operating segment (referred to as "Farm & Ranch loans") through its loan purchases, unfunded commitments, LTSPCs, and Farmer Mac Guaranteed Securities that represent interests in, or obligations secured by, pools of eligible Farm & Ranch loans but that are not AgVantage securities ("Farm & Ranch Guaranteed Securities"). Farmer Mac applies credit underwriting standards and methodologies to help assess exposures to Farm & Ranch loans, which may include collateral valuation, financial metrics, and other appropriate borrower financial and credit information.

Farm & Ranch loans typically are required to meet specific underwriting criteria established by Farmer Mac or demonstrate compensating strengths in one or more other underwriting criteria. Farmer Mac relies on the combined expertise of experienced internal agricultural credit underwriters and loan servicers, along with external agricultural loan servicing and collateral valuation contractors, to perform the necessary underwriting, servicing, and collateral valuation functions on Farm & Ranch loans.

USDA Securities are exempted from the credit underwriting, collateral valuation, documentation, and other standards that other loans must meet to be eligible for the secondary market provided by Farmer Mac and are exempted from any diversification and internal credit enhancement that may be required of pools of other eligible loans. Farmer Mac purchases nearly all of its USDA Securities through Farmer Mac II LLC, a subsidiary of Farmer Mac that operates substantially all of the business related to Farmer Mac's USDA Securities.

Underwriting and Collateral Standards - Corporate AgFinance

Farmer Mac experiences direct credit exposure to borrowers on Agricultural Finance mortgage loans in Farmer Mac’s Corporate AgFinance reportable operating segment (referred to as “Corporate AgFinance loans”) through its loan purchases and unfunded commitments. Farmer Mac applies credit underwriting standards and methodologies to help assess exposures to Corporate AgFinance loans, which may include cash flow, leverage, and liquidity assessment, financial metrics analysis, collateral valuation, and other appropriate borrower financial and credit information.

Corporate AgFinance loans tend to be larger and more complex farming operations than Farm & Ranch loans (generally more than $10 million) and typically are loans made to agribusinesses focused on agriculture production, food and fiber processing, and other supply chain production. Thus, Corporate AgFinance loans often have a different credit risk profile than Farm & Ranch loans. Farmer Mac has implemented methodologies and parameters to help assess credit risk and has established specific underwriting criteria for Corporate AgFinance loans based on the sector, borrower construct, and transaction complexity. Due to the larger loan sizes and different credit risk profiles, Farmer Mac thoroughly analyzes each prospective Corporate AgFinance loan, including assessing the borrower's leverage, cash flows, liquidity, and revenue and margin trends, as well as evaluating the borrower's suppliers, customers, market share, and competition. Any underlying weaknesses are assessed and analyzed in conjunction with any compensating strengths. Corporate AgFinance loans also typically require ongoing monitoring of reporting requirements and financial and non-financial covenants. Farmer Mac relies on the experience of internal underwriters with the expertise to analyze large, complex farming operations and agribusiness loans, along with collateral valuation contractors, and legal counsel to perform the necessary diligence to assess the overall credit risk and loan structures of these transactions.

Lenders

Farmer Mac approves lenders into its network of Farm & Ranch loan sellers based on an assessment of the lender's credit profile, which may include factors such as the institution's credit rating, origination history, or financial profile. Most lenders that participate in Farmer Mac's secondary market for Farm & Ranch loans meet prescribed criteria that Farmer Mac establishes for loan-selling counterparties, which typically include the requirement to:

•own a requisite amount of Farmer Mac common stock according to a schedule prescribed for the size and type of institution;
•have, in the judgment of Farmer Mac, the ability and experience to make or purchase and sell Farm & Ranch loans and service those loans in accordance with Farmer Mac's requirements either through the lender's own staff or through contractors and originators, as well as have appropriate internal controls, policies, and procedures;
•maintain a minimum amount of net liquidity or appropriate credit enhancements; and
•enter into a Seller/Servicer Agreement, which requires compliance with the terms of Farmer Mac's Seller/Servicer Guide, including providing representations and warranties about the eligibility of the loans and accuracy of loan data provided to Farmer Mac.

Any lender authorized by the USDA to obtain a USDA guarantee on a loan may participate in Farmer Mac's secondary market for USDA Securities.

Farmer Mac purchases Corporate AgFinance loans and unfunded commitments from a diverse set of lenders that support financing of the agriculture sector. Lenders may be existing Farm & Ranch lenders that have larger, more complex borrowers in their territories, as well as larger financial and non-bank institutions, such as national and regional banks, insurance companies, Farm Credit System institutions, and other non-traditional lending organizations, that structure and originate transactions for larger, more complex farming operations and agribusinesses.

Farmer Mac evaluates each lender who originates Corporate AgFinance loans to assess the experience and capabilities of the lender’s ability to originate, structure, distribute, and monitor Corporate AgFinance transactions. In many instances, Farmer Mac will purchase loans and unfunded commitments from lenders that structure and arrange large, syndicated transactions involving numerous lenders that are necessary to support the larger transaction loan size. In these cases, Farmer Mac typically assesses each arranger’s capabilities and experience in arranging syndicated loans. Because Corporate AgFinance loans are typically offered to Farmer Mac without or with few representations and warranties, Farmer Mac places a greater emphasis on underwriting and legal documentation due diligence in connection with its purchase of these loans to mitigate risks associated with the transaction, including loan documentation, borrower eligibility, and loan data.

Loan Servicing

During 2021, Farmer Mac began servicing a sizeable portion of the Agricultural Finance mortgage loan and USDA Securities portfolios through a strategic acquisition of loan servicing rights along with experienced servicing personnel and an operational servicing platform. Farmer Mac also continues to contract with other institutions to undertake most of the servicing responsibilities for the remaining portion of its Agricultural Finance mortgage loans in accordance with Farmer Mac's specified servicing requirements or in accordance with the servicing standards established by the servicing institution if the institution's standards are acceptable to Farmer Mac. For these loans, the servicer may or may not be the same entity as the lender that sold the loans to Farmer Mac. For Farm & Ranch loans for which the servicer is not the originating lender, the originating lender often retains some servicing responsibility, particularly with direct borrower contact, which is referred to as "field servicing." Field servicers may enter into contracts with Farmer Mac's servicers that specify their field servicing responsibilities.

For Farmer Mac's USDA Securities, the lender on each USDA-guaranteed loan is required by regulation to retain the unguaranteed portion of the guaranteed loan, to service the entire underlying guaranteed loan (including the USDA-guaranteed portion of that loan), and to remain mortgagee and/or secured party of record, if applicable. The USDA-guaranteed portion and the unguaranteed portion of the loan are to be secured by the same collateral with equal lien priority. The USDA-guaranteed portion of a loan cannot be paid later than, or in any way be subordinated to, the related unguaranteed portion.

Other Products - Agricultural Finance

AgVantage Securities

Under the AgVantage securities product line, Farmer Mac guarantees and purchases securities issued by lenders and other financial institutions (including financial funds and real estate investment funds) that are secured by pools of eligible loans. Typically, Farmer Mac retains AgVantage securities in its portfolio. Most of the AgVantage securities in Farmer Mac's Agricultural Finance line of business are securities issued by agricultural lenders that are secured by pools of Farm & Ranch loans. The AgVantage securities in the Agricultural Finance line of business also include securities issued by other financial institutions (including financial funds and institutional real estate investors) secured by mortgage loans that generally have different credit profiles, structural characteristics, and loan terms than typical Farm & Ranch loans. The loans serving as collateral for these AgVantage securities require a more comprehensive underwriting that more closely approximates Farmer Mac's underwriting for Corporate AgFinance loans.

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

Loans pledged under AgVantage securities are serviced by the issuers of the securities (or their affiliated servicing institutions) in accordance with these institutions' servicing procedures. Farmer Mac reviews these servicing procedures before purchasing AgVantage securities from the issuer. In AgVantage transactions, the issuer is generally required to remove from the pool of pledged collateral any loan that becomes and remains delinquent in the payment of principal or interest and to replace the delinquent loan with another eligible loan that is current in payment or to pay down the AgVantage securities to maintain the minimum required collateralization level.

For AgVantage securities secured by loans eligible for Farmer Mac's Agricultural Finance line of business, Farmer Mac currently requires the general obligation to be over-collateralized, either by more eligible loans or any of the following types of assets:

•cash;
•securities issued by the U.S. Treasury or guaranteed by an agency or instrumentality of the United States;

•other highly-rated securities; or
•other instruments approved by Farmer Mac.

The required collateralization level for the AgVantage securities secured by Agricultural Finance mortgage loans currently ranges from 103% to 125%. The required collateralization level is determined based on credit factors related to the issuer and the credit profile of the loans serving as collateral, is established when the AgVantage facility is entered into with the counterparty, and does not change during the life of the AgVantage securities issued under the facility unless mutually agreed by Farmer Mac and the counterparty.

For AgVantage securities that are secured by eligible Agricultural Finance mortgage loans, Farmer Mac requires that the loans meet the minimum standards set forth in the charter for those types of loans with a maximum limit of $75.0 million in cumulative exposure to any one borrower or related borrowers from a single AgVantage issuer.

Guarantees and LTSPCs

Farmer Mac offers two credit enhancement alternatives to direct loan purchases for Farm & Ranch loans that allow approved lenders the ability to retain the cash flow benefits of their loans and increase their liquidity and lending capacity: (1) LTSPCs and (2) Farm & Ranch Guaranteed Securities. In LTSPCs and Farm & Ranch Guaranteed Securities, the lender effectively transfers the credit risk on their eligible loans because, through Farmer Mac's commitment to purchase the loan (in the case of LTSPCs) or Farmer Mac's guarantee (in the case of Farm & Ranch Guaranteed Securities), Farmer Mac assumes the ultimate credit risk of borrower defaults on the related loans.

An LTSPC permits the lender to retain loans in its portfolio until such time, if ever, as the lender elects to deliver some or all of the loans covered by the LTSPC to Farmer Mac for purchase. Loans subject to an LTSPC must meet Farmer Mac's standards for eligible loans at the commencement of the LTSPC when Farmer Mac assumes the credit risk on the loans and are serviced by the holders of those loans in accordance with those lenders' servicing procedures, which Farmer Mac reviews before entering into those transactions. As consideration for its assumption of the credit risk on loans covered by an LTSPC, Farmer Mac receives commitment fees payable monthly in arrears. Some LTSPCs contain risk sharing arrangements for pools of loans that provide for the counterparty to absorb up to a specified amount (typically between one and five percent of the original principal balance of the loan pool) of any losses incurred on the loans in the pool. At a lender's request, Farmer Mac purchases loans subject to an LTSPC at:

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

In Farm & Ranch Guaranteed Securities transactions, Farmer Mac guarantees securities representing interests in eligible Farm & Ranch loans held by a trust or other entity. Farmer Mac guarantees the timely payment of principal and interest on the securities in the event of a payment shortfall due to default and either retains these securities or arranges for their sale to third parties. As consideration for its assumption of credit risk on the assets underlying the Farm & Ranch Guaranteed Securities, Farmer Mac receives guarantee fees based on the outstanding principal balance of the securities it guarantees. Some Farm & Ranch Guaranteed Securities transactions include a smaller, subordinate tranche of securities issued to third parties that are not guaranteed by Farmer Mac, which helps to offset Farmer Mac's credit risk on these transactions.

Farmer Mac is obligated under its guarantee on the securities to make timely payments to investors of interest and principal (including balloon payments), regardless of whether Farmer Mac or the related trust has actually received those scheduled payments. Farmer Mac's guarantee fees typically are collected out of installment payments made on the underlying loans until those loans have been repaid, purchased out of the trust, or otherwise liquidated (generally as a result of default). The aggregate amount of guarantee fees received on Farm & Ranch Guaranteed Securities depends on the amount of those securities outstanding and on the applicable guarantee fee rate, which Farmer Mac's charter caps at 50 basis points (0.50%) per year.

From time to time, Farmer Mac issues and guarantees securities backed by USDA Securities that it has purchased and also guarantees securities issued by Farmer Mac II LLC backed by USDA Securities that it has purchased. Farmer Mac II LLC does not guarantee any USDA Securities it holds or any Farmer Mac Guaranteed USDA Securities issued by Farmer Mac or Farmer Mac II LLC.

Rural Infrastructure Finance

Farmer Mac's charter authorizes the purchase of, and guarantee of securities backed by, loans for electric (including renewable electric energy) or telecommunications facilities by lenders organized as cooperatives to borrowers that have received or are eligible to receive loans under the Rural Electrification Act of 1936 ("REA"). The REA is administered by the Rural Utilities Service ("RUS"), an agency of the USDA. Farmer Mac refers to eligible loans made to an electric distribution facility, an electric generation and transmission facility, or a telecommunications facility as "Rural Utilities loans" and refers to eligible loans made to renewable electric energy facilities as "Renewable Energy loans."

Farmer Mac's Rural Infrastructure Finance line of business encompasses purchases of Rural Utilities loans and Renewable Energy loans and guarantees of securities backed by those loans, as well as LTSPCs for pools of eligible Rural Utilities loans. The vast majority of Farmer Mac's business to date under the Rural Infrastructure Finance line of business has involved Rural Utilities loans made to electric facilities (primarily electric distribution cooperatives and electric generation and transmission cooperatives). During 2021, Farmer Mac purchased $132.2 million of loans and loan commitments to telecommunications companies that provide wireless, cable, fiber transport, and broadband services to rural America as part of its strategic initiative to provide further support for the telecommunications industry. Also during 2021, Farmer Mac purchased $31.2 million of Renewable Energy loans as part of its strategic initiative to support rural renewable energy projects.

Underwriting and Collateral Standards

Farmer Mac's charter does not specify minimum underwriting criteria for eligible Rural Utilities or Renewable Energy loans. To manage Farmer Mac's credit risk, to mitigate the risk of loss from borrower defaults, and to provide guidance for the management, administration, and conduct of underwriting to participants in the Rural Infrastructure Finance line of business, Farmer Mac has adopted credit underwriting standards that vary by loan product and by loan type. These standards are based on industry practices for similar Rural Utilities and Renewable Energy loans and are designed to assess the creditworthiness of the borrower, as well as the risk to Farmer Mac.

For Rural Utilities loans, Farmer Mac reviews lenders' credit submissions and analyzes borrowers' audited financial statements and financial and operating reports to confirm that loans meet Farmer Mac's underwriting standards for Rural Utilities loans. It is customary in loans to electric distribution cooperatives and electric generation and transmission cooperatives for the lender or lender group to take a security interest in substantially all of the borrower's assets. When Farmer Mac purchases a Rural Utilities loan with a pledge of all assets and a lender also has a lien on all assets, Farmer Mac verifies that a lien accommodation will result in either a shared first lien or a first lien in favor of Farmer Mac. When debt indentures are used, Farmer Mac determines if available collateral is adequate to support the loan program and Farmer Mac's investment. Farmer Mac also purchases unsecured Rural Utilities loans (primarily electric generation and transmission loans) that meet Farmer Mac's underwriting standards for unsecured Rural Utilities loans.

For a Renewable Energy loan, Farmer Mac has direct credit exposure to the related standalone renewable energy project. These projects are typically financed on a non-recourse or limited recourse basis and underwritten on a projection basis with significant reliance placed on assumptions used in each project’s analysis. Farmer Mac has implemented methodologies and parameters to assess credit risk and has established specific underwriting criteria based on the project and transaction construct and complexity. Farmer Mac thoroughly analyzes each prospective Renewable Energy loan. Farmer Mac performs quantitative assessments typically focused on projected debt service requirements, term and amortization review, interest rate sensitivity, and collateral analysis. Farmer Mac also performs qualitative assessments typically focused on the project sponsor's credentials and experience, off-take (cash flow) considerations, and concentration and other market considerations. Farmer Mac also typically undertakes a review of the project contracts and agreements for each Renewable Energy loan. Renewable Energy loans are typically secured by a first lien on the borrower's project assets, an assignment of the project contracts and agreements, a land or leasehold interest, and in certain cases, a pledge of the equity interests in the borrower entity. Farmer Mac's enforcement rights in any collateral securing a Renewable Energy loan may be subject to tax equity interests in the borrower's renewable energy project.

Lenders and Loan Servicing

Farmer Mac's charter requires loans in Farmer Mac's Rural Infrastructure Finance line of business to have been originated by a lender organized as a cooperative. Farmer Mac does not directly service the Rural Utilities or Renewable Energy loans held in its portfolio. Typically, these loans are serviced by the lender or other organization designated by Farmer Mac that has experience in servicing loans to utilities and renewable energy providers and in the context of project finance, as applicable.

Other Products - Rural Infrastructure Finance

AgVantage Securities

Farmer Mac's portfolio of AgVantage securities in its Rural Infrastructure Finance line of business includes securities issued by cooperative lenders that are secured by pools of Rural Utilities loans. For these AgVantage securities, Farmer Mac requires:

•the counterparty issuing the general obligation to have a credit rating from a nationally-recognized statistical rating organization ("NRSRO") that is at least investment grade, or be of comparable creditworthiness as determined through Farmer Mac's analysis; and
•the collateralization (consisting of current, performing loans) to be maintained at the contractually prescribed level, in an amount at least equal to the outstanding principal amount of the security.

Although Farmer Mac has only indirect credit exposure on the Rural Utilities loans pledged to secure AgVantage securities, the same underwriting standards that apply to loans made to Rural Utilities borrowers on which Farmer Mac assumes direct credit exposure also apply to loans made to Rural Utilities borrowers that secure the AgVantage securities. Farmer Mac's charter does not prescribe a maximum loan size or a total borrower exposure for an eligible Rural Utilities loan, but Farmer Mac's current limit for AgVantage transactions is $75.0 million for cumulative loan exposure to any one borrower or related borrowers (with the amount of any direct exposure to a borrower not counting towards the $75.0 million limit).

COMPETITION

Farmer Mac is the only federally-chartered corporation established to provide a secondary market for agricultural mortgage loans, rural infrastructure loans, and USDA Securities, but faces competition from other entities that purchase, retain, securitize, or provide financing for the types of assets eligible for Farmer Mac's secondary market activities. These entities include commercial and investment banks, insurance companies, other FCS institutions, financial funds, and certain government programs. Farmer Mac also competes indirectly with originators of eligible loans that would prefer to retain the loans they originate rather than sell them into the secondary market. Farmer Mac is able to compete to acquire eligible loans due to the variety of products it offers and its ability to offer competitive funding structures and pricing to its customers. This enables Farmer Mac to provide flexible financing options and products designed to meet the varied needs of lending institutions related to capital requirements, liquidity, credit risk, and management of sector and geographic concentrations and borrower exposure limits. The relative competitiveness of Farmer Mac's loan rates and Farmer Mac's ability to develop business with lending institutions are affected by many factors, including:

•the overall supply of capital available to agricultural and rural infrastructure borrowers;
•the types and variety of products offered by Farmer Mac's competitors to meet the needs of Farmer Mac's customer base;
•changes in the levels of available capital and liquidity of lending institutions;
•the existence of alternative sources of funding and credit enhancement for lending institutions;
•the rate of growth in the market for eligible loans; and
•demand for Farmer Mac's products.

Because Farmer Mac's charter limits Farmer Mac's business to secondary-market activities, Farmer Mac's competitive position is affected by the willingness of originators to offer eligible loans for sale in the secondary market or to utilize Farmer Mac for funding syndicated or participated loans. The charter's limits on loan size for some Agricultural Finance mortgage loans, as well as the types of loans that are eligible for Farmer Mac's lines of business, also affect Farmer Mac's competitive position. For more information on government regulation of Farmer Mac, see "Business—Government Regulation of Farmer Mac."

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

CAPITAL AND CORPORATE GOVERNANCE

Farmer Mac's charter prescribes the company's basic capital and corporate governance structure, as described below. The charter authorizes Farmer Mac to issue two classes of voting common stock, each of which elects one-third of Farmer Mac's 15-person board of directors. The charter also authorizes Farmer Mac to issue non-voting common stock.

•Presidential appointments.  Five members of Farmer Mac's 15-member board of directors are individuals who meet the qualifications specified in the charter and are appointed by the President of the United States with the advice and consent of the United States Senate (one of whom is designated as the chair of the board of directors). These appointed directors serve at the pleasure of the President of the United States with no set term.

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

•Class C non-voting common stock.  The charter does not impose any ownership restrictions on Farmer Mac's Class C non-voting common stock, and shares of this class are freely transferable. Farmer Mac uses Class C non-voting common stock for awards of equity-based compensation to officers, directors, and selected employees as part of the company's compensation programs. Holders of the Class C non-voting common stock do not vote on the election of directors or any other matter. Farmer Mac's Class C non-voting common stock is listed on the New York Stock Exchange under the symbol AGM.

The dividend and liquidation rights of all three classes of Farmer Mac's common stock are the same. Dividends may be paid on Farmer Mac's common stock only when, as, and if declared by Farmer Mac's board of directors in its sole discretion, subject to compliance with applicable capital requirements and the payment of dividends on any outstanding preferred stock issued by Farmer Mac. Upon liquidation, dissolution, or winding up of the business of Farmer Mac, after payment and provision for payment of outstanding debt of Farmer Mac, the holders of shares of Farmer Mac's currently outstanding 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C ("Series C Preferred Stock"), 5.700% Non-Cumulative Preferred Stock, Series D ("Series D Preferred Stock"), 5.750% Non-Cumulative Preferred Stock, Series E ("Series E Preferred Stock"), 5.250% Non-Cumulative Preferred Stock, Series F ("Series F Preferred Stock"), 4.875% Non-Cumulative Preferred Stock, Series G ("Series G Preferred Stock"), and any other preferred stock then outstanding, would be paid at par value out of assets available for distribution, plus all declared and unpaid dividends, before the holders of shares of common stock received any payment. See also "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities" for more information about Farmer Mac's common stock, and "Business—Financing—Equity Issuance" for more information about Farmer Mac's common stock and preferred stock.

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

Farmer Mac generally requires financial institutions to own a requisite amount of Farmer Mac common stock, based on the size and type of institution, to sell Agricultural Finance mortgage loans to Farmer Mac. As a result of this requirement, coupled with the ability of holders of Class A and Class B voting common stock to elect two-thirds of Farmer Mac's board of directors, Farmer Mac regularly conducts business with "related parties," including institutions affiliated with members of Farmer Mac's board of directors and institutions that own large amounts of Farmer Mac's voting common stock. Farmer Mac has adopted a Code of Business Conduct and Ethics and related corporate policies that govern any conflicts of interest that may arise in these transactions. Farmer Mac also requires that any transactions with related parties be conducted in the ordinary course of business, with terms and conditions comparable to those available to any other counterparty not related to Farmer Mac. For more information about related party transactions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Related Party Transactions" and Note 3 to the consolidated financial statements.

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

HUMAN CAPITAL

As of December 31, 2021, Farmer Mac employed 153 people, with 42 new employees hired during the year resulting in a net increase of 32 employees (26%) compared to year-end 2020. Farmer Mac primarily employs full-time employees to meet its business needs as it grows and evolves while supplementing human capital needs with part-time employees (including interns) and independent contractors and consultants as needed.

Farmer Mac's employees are located throughout the United States, often near many of its primary customers. As of December 31, 2021, 94 full-time employees were located in the Washington, D.C. area, 27 full-time employees were located in the Johnston, Iowa area, and 32 full-time employees worked on a fully remote basis (without regard to the COVID-19 pandemic) in other parts of the United States.

As a financial services organization, Farmer Mac must attract and retain a highly skilled workforce in an often competitive employment environment. We use traditional methods to attract and retain talent, such as competitive salaries and benefits, including: a generous group health plan with all premiums paid by Farmer Mac; an employer-funded 401(k) plan; group term life insurance and long-term disability insurance; and other voluntary benefits of interest to employees, such as pre-tax dependent care reimbursement, partially-funded health savings accounts, and access to group rates for legal services insurance, additional life insurance, and pet insurance. We also believe that our mission to serve agricultural and rural communities, as well as philanthropic activities we undertake in support of our mission, provide Farmer Mac an advantage in our efforts to attract and retain talent. During 2021, Farmer

Mac contributed to Feeding America, Foodbank of Iowa, Common Good City Farm, DC and the Tribal Agriculture Fellowship (TAF) established by the Native American Agriculture Fund’s (NAAF). We also recognize that employee engagement is a key component in Farmer Mac's human capital retention strategy. Therefore, we seek to create an inclusive work culture that is diverse and collaborative, with a focus on long-term succession planning and professional development. Farmer Mac approaches learning through three primary pillars: compliance, cybersecurity, and professional development. We have largely relied on eLearning platforms, self-paced study, and some externally facilitated training to support all three pillars. Farmer Mac also offers an education assistance plan for employees with at least one year of full-time employment in an amount up to $50,000.00. We also use flexible work structures and technology to create incentives to join and remain with Farmer Mac. Farmer Mac experienced a 7.3% turnover rate in 2021, which was down from 9.6% in 2020.

COVID-19 Pandemic

We continued to execute our business in a mostly remote capacity during 2021 as a result of the COVID-19 pandemic. The pandemic has compelled many companies, including Farmer Mac, to focus on how people work, as evidenced by our regular engagement with two “Future of Work” committees – one targeted at the employee level and the second including executive leaders. The committees are grounded in three fundamental principles: community, collaboration, and communication. In 2021, these committees contemplated the company’s vaccine policy, phased approach to resuming in-person work interactions, employee surveys, and general sentiments about the future of work. To ensure continuity in regular communications, we have continued to reinforce our employees' access to secure digital meeting platforms, and our senior executive team has continued to lead regular meetings of all employees to share pertinent information on Farmer Mac's business and operations, and to provide a forum for discussing current events. We also used this engagement opportunity to gauge the health and well-being of employees and to solicit their feedback, to which we responded with initiatives to address work/life balance, including added flexibility in working hours and paid time off.

We do not currently have an established timeline for a full-scale return of our employees to Farmer Mac's offices. We have adopted a phased approach to resuming in-person work interactions, with the current phase involving the ability for employees to work in one of Farmer Mac’s office locations on a voluntary basis in accordance with published health safety protocols. In the meantime, we remain confident in our employees' capacity to remain engaged and productive on a remote basis and are impressed with the resilience of our teams as we enter the third year of the COVID-19 pandemic.

Code of Business Conduct and Ethics

Farmer Mac's onboarding program includes a mandatory compliance session for every new hire and contract consultant within their first week. All employees also take annual training on and recertification of our Code of Business Conduct and Ethics, which encompasses the following four core principles: (1) promoting a safe workplace and a respectful and inclusive culture, (2) conducting business lawfully, fairly, and objectively, (3) communicating responsibly and protecting information, and (4) conducting business diligently and being a good corporate citizen. Farmer Mac's Code of Business Conduct and Ethics was refreshed in May 2021 while maintaining this principles-based approach. Our Code of Business Conduct and Ethics is available at www.farmermac.com and is not incorporated by reference into this report.

Diversity, Equity, and Inclusion

During 2021, we continued to strengthen our focus on diversity, equity, and inclusion ("DEI") efforts within Farmer Mac's workforce. Farmer Mac's DEI council was formed in late 2020 at the direction of Farmer Mac's board of directors and senior executives. The DEI council consists of 12 rotating Farmer Mac employees with the assistance of outside DEI consultants. During 2021, the DEI council established a three-year DEI strategic plan and identified five key strategic priorities for Farmer Mac during the plan period: (1) establish a strong DEI foundation across the organization; (2) strengthen talent acquisition, selection, and retention processes; (3) enhance a culture of inclusion; (4) provide services to Farmer Mac's rural customers in a fair and equitable manner; and (5) ensure accountability by tracking, monitoring, and communicating progress with transparency. The council also identified several specific action items for execution under the strategic plan, including: development of a comprehensive DEI communication and education program for employees; identification of data and development of metrics to enhance diverse and inclusive hiring, retention, and promotion practices at Farmer Mac; analysis of diversity within Farmer Mac's loan portfolio and vendors; and establishment of key performance indicators to align Farmer Mac's DEI priorities with Farmer Mac's business plan objectives. The DEI council continues to work closely with members of Farmer Mac’s senior management to execute the DEI strategic plan and reports its progress regularly to Farmer Mac's board of directors.

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

Farmer Mac's charter requires Farmer Mac to maintain in its accounts a portion of the guarantee fees it receives from its guarantee activities as a reserve against losses. As of December 31, 2021, this reserve against losses arising from Farmer Mac's guarantee activities was $110.5 million. Farmer Mac calculates the amount of this statutorily required reserve against losses arising from its guarantee activities based on the credit risk component of guarantee fees received on all securities it guarantees, including AgVantage securities. This amount does not represent expected credit losses and does not directly relate to either the allowance for loan losses or the reserve for losses in Farmer Mac's consolidated balance sheets. Rather, this is the amount of capital that must be exhausted before Farmer Mac may issue obligations to the U.S. Treasury against the $1.5 billion that Farmer Mac is statutorily authorized to borrow from the U.S. Treasury to fulfill its guarantee obligations. That borrowing authority is not intended to be a routine funding source and has never been used. For a more detailed discussion of Farmer Mac's borrowing authority from the U.S. Treasury, see "Business—Farmer Mac's Authority to Borrow from the U.S. Treasury."

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

FINANCING

Debt Issuance

Farmer Mac's charter authorizes Farmer Mac to issue debt obligations to purchase eligible loans and securities, USDA Securities, and to maintain reasonable amounts of liquid investments to maintain an adequate supply of liquidity. Farmer Mac funds its purchases of eligible program assets and liquidity investment assets primarily by issuing debt obligations of various maturities in the public capital markets. Farmer Mac also issues debt obligations to obtain funds to finance its obligations under guarantees and LTSPCs. Farmer Mac's debt obligations include discount notes and medium-term notes, including callable medium-term notes, all of which are unsecured general obligations of Farmer Mac. Discount notes have original maturities of 1 year or less. Medium-term notes generally have maturities of 0.5 years to 25.0 years.

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

As of December 31, 2021, the following shares of Farmer Mac common stock were outstanding:

•1,030,780 shares of Class A voting common stock;
•500,301 shares of Class B voting common stock; and
•9,235,205 shares of Class C non-voting common stock.

During first quarter 2020, Farmer Mac repurchased approximately 4,000 shares of Class C non-voting common stock at a cost of approximately $0.2 million under a share repurchase program that Farmer Mac's board of directors approved in 2015 and modified in 2019. Shortly after these repurchases were completed, Farmer Mac indefinitely suspended its share repurchase program in an effort to preserve capital and liquidity in view of market volatility and uncertainty caused by the COVID-19 pandemic.
In March 2021, Farmer Mac's board of directors reinstated the share repurchase program on its previous terms (with a remaining authorization of up to $9.8 million in stock repurchases) and extended the expiration date of the program to March 2023. As of December 31, 2021, Farmer Mac had repurchased approximately 673,000 shares of Class C non-voting common stock at a cost of approximately $19.8 million under the share repurchase program since 2015.

The following table presents the dividends declared on Farmer Mac's common stock during and after 2021:

Date Dividend Declared	Per Share Amount	For Holders Of Record As Of	Date Paid
February 23, 2021	$0.88	March 16, 2021	March 31, 2021
June 1, 2021	$0.88	June 15, 2021	June 30, 2021
August 11, 2021	$0.88	September 15, 2021	September 30, 2021
November 10, 2021	$0.88	December 15, 2021	December 31, 2021
February 24, 2022	$0.95	March 16, 2022	*
*  The dividend declared on February 24, 2022 is scheduled to be paid on March 31, 2022.

Farmer Mac's ability to declare and pay common stock dividends could be restricted if it were to fail to comply with applicable capital requirements. See Note 9 to the consolidated financial statements and "Business—Government Regulation of Farmer Mac—Capital Standards."

Preferred Stock

No ownership restrictions apply to any preferred stock issued by Farmer Mac, and those securities are freely transferable. As of December 31, 2021, the following shares of Farmer Mac preferred stock were outstanding:

•3,000,000 shares of Series C Preferred Stock, all of which were issued in June 2014;
•4,000,000 shares of Series D Preferred Stock, all of which were issued in May 2019;
•3,180,000 shares of Series E Preferred Stock, all of which were issued in May 2020;
•4,800,000 shares of Series F Preferred Stock, all of which were issued in August 2020; and
•5,000,000 shares of Series G Preferred Stock, all of which were issued in May 2021.

The Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock, and Series G Preferred Stock, (collectively, "Outstanding Preferred Stock") each has a par value of $25.00 per share and an initial liquidation preference of $25.00 per share. Since each of their respective issuances, Farmer Mac has not issued any more shares of any series of Outstanding Preferred Stock. Each series of Outstanding Preferred Stock ranks senior to Farmer Mac's outstanding Class A voting common stock, Class B voting common stock, Class C non-voting common stock, and any other common stock of Farmer Mac issues in the future.

The Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock, and Series G Preferred Stock pay an annual dividend rate fixed at 5.700%, 5.750%, 5.250%, and 4.875%, respectively, for the life of the securities. The Series C Preferred Stock pays an annual dividend rate of 6.000% from the date of issuance to and including the quarterly payment date on July 17, 2024 and thereafter at a floating rate equal to three-month LIBOR plus 3.260%. Dividends on all series of Outstanding Preferred Stock are non-cumulative, so if the board of directors has not declared a dividend before the applicable dividend payment date for any dividend period, the dividend will not be paid or accumulate, and Farmer Mac will not be obligated to pay dividends for that dividend period, whether or not dividends on any series of Outstanding Preferred Stock are declared for any future dividend period. Farmer Mac may pay dividends on the Outstanding Preferred Stock without paying dividends on any class or series of stock Farmer Mac may issue in the future that ranks junior to the Outstanding Preferred Stock.

The Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock, and Series G Preferred Stock rank equally with each other and will rank equally with any other class or series of stock Farmer Mac may issue in the future of equal priority as to dividends and upon liquidation. Farmer Mac has the right, but not the obligation, to redeem some or all of the issued and outstanding shares of Series C Preferred Stock on and any time after July 18, 2024, the Series D Preferred Stock on and after July 17, 2024, the Series E Preferred Stock on and after July 17, 2025, the Series F Preferred Stock on and after October 17, 2025, and the Series G Preferred Stock on and any time after July 17, 2026, all at a price equal to the then-applicable liquidation preference. Any redemption date for the Series D, Series E, Series F, or Series G Preferred Stock must be a scheduled quarterly dividend payment date. The Outstanding Preferred Stock is considered Tier 1 capital for Farmer Mac. For more information on Farmer Mac's capital requirements, see "Business—Government Regulation of Farmer Mac—Capital Standards."

The following table presents the dividends declared and paid on Series C Preferred Stock during and after 2021:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
February 23, 2021	$0.3750	January 18, 2021	April 17, 2021	April 17, 2021
June 1, 2021	$0.3750	April 18, 2021	July 17, 2021	July 17, 2021
August 11, 2021	$0.3750	July 18, 2021	October 17, 2021	October 17, 2021
November 10, 2021	$0.3750	October 18, 2021	January 17, 2022	January 17, 2022
February 24, 2022	$0.3750	January 18, 2022	April 17, 2022	*
* The dividend declared on February 24, 2022 is scheduled to be paid on April 17, 2022.

The following table presents the dividends declared and paid on Series D Preferred Stock during and after 2021:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
February 23, 2021	$0.35625	January 18, 2021	April 17, 2021	April 17, 2021
June 1, 2021	$0.35625	April 18, 2021	July 17, 2021	July 17, 2021
August 11, 2021	$0.35625	July 18, 2021	October 17, 2021	October 17, 2021
November 10, 2021	$0.35625	October 18, 2021	January 17, 2022	January 17, 2022
February 24, 2022	$0.35625	January 18, 2022	April 17, 2022	*
* The dividend declared on February 24, 2022 is scheduled to be paid on April 17, 2022.

The following table presents the dividends declared and paid on Series E Preferred Stock during and after 2021:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
February 23, 2021	$0.359375	January 18, 2021	April 17, 2021	April 17, 2021
June 1, 2021	$0.359375	April 18, 2021	July 17, 2021	July 17, 2021
August 11, 2021	$0.359375	July 18, 2021	October 17, 2021	October 17, 2021
November 10, 2021	$0.359375	October 18, 2021	January 17, 2022	January 17, 2022
February 24, 2022	$0.359375	January 18, 2022	April 17, 2022	*
* The dividend declared on February 24, 2022 is scheduled to be paid on April 17, 2022.

The following table presents the dividends declared and paid on Series F Preferred Stock during and after 2021:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
February 23, 2021	$0.3281250	January 18, 2021	April 17, 2021	April 17, 2021
June 1, 2021	$0.3281250	April 18, 2021	July 17, 2021	July 17, 2021
August 11, 2021	$0.3281250	July 18, 2021	October 17, 2021	October 17, 2021
November 10, 2021	$0.3281250	October 18, 2021	January 17, 2022	January 17, 2022
February 24, 2022	$0.3281250	January 18, 2022	April 17, 2022	*
* The dividend declared on February 24, 2022 is scheduled to be paid on April 17, 2022.

The following table presents the dividends declared and paid on Series G Preferred Stock during and after 2021:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
June 1, 2021	$0.1692708	May 28, 2021	July 17, 2021	July 17, 2021
August 11, 2021	$0.3046875	July 18, 2021	October 17, 2021	October 17, 2021
November 10, 2021	$0.3046875	October 18, 2021	January 17, 2022	January 17, 2022
February 24, 2022	$0.3046875	January 18, 2022	April 17, 2022	*
* The dividend declared on February 24, 2022 is scheduled to be paid on April 17, 2022.

FARMER MAC'S AUTHORITY TO BORROW FROM THE U.S. TREASURY

Farmer Mac is authorized to borrow up to $1.5 billion from the U.S. Treasury through the issuance of debt obligations to the U.S. Treasury. Any funds borrowed from the U.S. Treasury may be used solely to fulfill Farmer Mac's guarantee obligations. Farmer Mac's charter provides that the U.S. Treasury is required to purchase Farmer Mac's debt obligations up to the authorized limit if Farmer Mac certifies that:

•a portion of the guarantee fees assessed by Farmer Mac has been set aside as a reserve against losses arising out of Farmer Mac's guarantee activities in an amount determined by Farmer Mac's board of directors to be necessary and such reserve has been exhausted (that amount was
$110.5 million as of December 31, 2021); and
•the proceeds of such obligations are needed to fulfill Farmer Mac's guarantee obligations.

Any debt obligations issued by Farmer Mac under this authority would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac. Farmer Mac would be required to repurchase any of its debt obligations held by the U.S. Treasury within a "reasonable time." As of December 31, 2021, Farmer Mac had not used this borrowing authority and does not expect to use this borrowing authority in the future.

The United States government does not guarantee payments due on securities guaranteed by Farmer Mac, funds invested in the equity or debt securities of Farmer Mac, any dividend payments on shares of Farmer Mac stock, or the profitability of Farmer Mac.

GOVERNMENT REGULATION OF FARMER MAC

General

Farmer Mac was created by federal statute in 1988 in the aftermath of the collapse of the agricultural credit delivery system. Farmer Mac's primary committees of jurisdiction in Congress – the Committee on Agriculture of the U.S. House of Representatives and the U.S. Senate Committee on Agriculture, Nutrition and Forestry – added requirements for Farmer Mac that had not been included in any of the other statutes establishing other GSEs. Unlike the other existing GSEs at the time, Farmer Mac was required to be regulated by an independent regulator, FCA, which has the authority to regulate Farmer Mac's safety and soundness. The statute creating Farmer Mac expressly requires that eligible Farm & Ranch loans meet minimum credit and appraisal standards that represent sound loans to profitable businesses. The enabling legislation also did not contain a specific federal securities law exemption, which had the effect of requiring Farmer Mac to comply with the periodic reporting requirements of the SEC, including filing annual and quarterly reports on the financial status of Farmer Mac and current reports when there are significant developments. Farmer Mac's charter also requires offerings of securities backed by eligible loans and guaranteed by Farmer Mac to be registered under the Securities Act of 1933 and related regulations (collectively, "Securities Act"), unless an exemption for an offering is available that is not based on Farmer Mac's status as an instrumentality of the United States.

Since Farmer Mac's creation, Congress has amended Farmer Mac's charter five times:

•in 1990 to authorize Farmer Mac to purchase, and guarantee securities backed by, USDA Securities;
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

The risk-based capital stress test then adds an additional 30% to the resulting capital requirement for management and operational risk. Farmer Mac's risk-based capital requirement as of December 31, 2021 was $218.7 million, and Farmer Mac's regulatory capital of $1.2 billion exceeded that amount by approximately $1.0 billion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements" for a presentation of Farmer Mac's current regulatory capital position.

Enforcement Levels.  Farmer Mac's charter directs FCA to classify Farmer Mac within one of four enforcement levels to determine compliance with the capital standards established by Farmer Mac's charter. As of December 31, 2021, Farmer Mac was classified as within level I – the highest compliance level.

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

Capital Adequacy Requirements. Under FCA's rule on capital planning, Farmer Mac must develop and submit to OSMO for approval annually a plan for capital that considers the sources and uses of Farmer Mac's capital, addresses capital projections under stress scenarios, assesses Farmer Mac's overall capital adequacy, and incorporates a Farmer Mac board-approved policy on capital adequacy. In accordance with this regulation, Farmer Mac's board of directors oversees a policy that requires Farmer Mac to maintain an adequate level of "Tier 1" capital, consisting of retained earnings, paid-in-capital, common stock, qualifying preferred stock, and accumulated other comprehensive income allocable to "non-program" investments that are not included in the Agricultural Finance and Rural Infrastructure Finance lines of business. Under this policy, Farmer Mac must maintain at all times a Tier 1 capital ratio of at least 7.0% of risk-weighted assets, calculated using an advanced internal ratings based asset risk weighting regime that is consistent with current Basel-based principles.

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

These distribution restrictions would remain for so long as the Tier 1 capital conservation buffer remains at or below the minimum level of 2.5%, and Farmer Mac's board of directors may consider other factors, such as earnings presented in accordance with generally accepted accounting principles in the United States ("GAAP") and other regulatory requirements, in determining whether to restrict capital distributions, including dividends and bonus payments. As of December 31, 2021, Farmer Mac's Tier 1 capital ratio was 14.7%. The calculation of Farmer Mac's Tier 1 capital ratio does not include certain interest rate risk components of the risk weighting of assets, which reflects the fact that Farmer Mac pursues an approach to funding its assets with liabilities of similar duration and convexity characteristics and therefore does not bear material interest rate risk in its portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements" for more information on Farmer Mac's Tier 1 capital ratio.

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

Item 1A.Risk Factors

Farmer Mac's business activities, financial performance, and results of operations are, by their nature, subject to risks and uncertainties, including those related to the agricultural industry, the rural utilities industry, access to the capital markets, the regulatory environment, the level of prevailing interest rates and overall market conditions. The following risk factors should be considered along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report, including the risks and uncertainties described in the "Forward-Looking Statements" section. Because new risk factors likely will emerge from time to time, management can neither predict all potential risk factors nor assess the effects of those factors on Farmer Mac's business, operating results, and financial condition or how much any factor, or combination of factors, may affect Farmer Mac's actual results and financial condition. If any of the following risks materialize, Farmer Mac's business, financial condition, or results of operations could be materially and adversely affected. Farmer Mac undertakes no obligation to update or revise this risk factor discussion, unless required by applicable law.

COVID-19 Pandemic Risk

The continuing effects of the COVID-19 pandemic are uncertain and may heighten the risk factors described in this report or could otherwise have a material adverse effect on Farmer Mac's business, operations, operating results, financial condition, liquidity, or capital levels.

The COVID-19 pandemic continues to impact the global economy and the lives of individuals throughout the world. How much the pandemic affects Farmer Mac’s business, results of operations, and financial condition will depend on many factors beyond Farmer Mac’s control, including:

•the duration and severity of the pandemic and the effectiveness of government and public health responses, including to the prevalence of any new strains of the novel coronavirus;
•how quickly and to what extent normal economic and operating conditions can resume, including whether any future COVID-19 outbreaks interrupt economic recovery; and
•whether the COVID-19 pandemic causes any residual negative effects to Farmer Mac's business once the pandemic has subsided.

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

External factors beyond Farmer Mac's or borrowers' control could impair borrowers' profitability, such as severe or protracted adverse weather and related effects; volatility in demand for agricultural products or electricity in rural areas; variability in borrowers' input costs; supply-chain disruptions that negatively impact borrowers' production or distribution capabilities, protracted regional, domestic, or global economic stress (whether due to the continued COVID-19 pandemic or otherwise); legislative or regulatory actions affecting rural borrowers; U.S. trade policy affecting the demand for agricultural exports or the price of imports required for borrowers' operations; increased competition among producers due to oversupply or available alternatives; and adverse changes in interest rates and land values. Any of these factors could put downward pressure on the profitability of a farming, agribusiness or rural utilities operation, which could then inhibit the related borrower's repayment capacity on one or more loans that Farmer Mac may have from that borrower in its portfolio.

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

Climate change and the occurrence of weather-related events, or other natural or environmental disasters could have a material adverse effect on Farmer Mac’s business, operating results, or financial condition.

In addition to the general risks posed by adverse weather conditions, Farmer Mac’s exposure to credit risk and the market value of loan collateral is potentially subject to risks associated with the long-term effects of climate change, as farmers and ranchers may face increasing, as well as increasingly-severe, weather incidents. The U.S. experienced 20 separate billion-dollar weather disasters in 2021, the second-highest level in the 40 years tracked by the National Oceanic and Atmospheric Administration behind 2020. Many of those events affected agriculture, including a midwestern derecho, western wildfires and western drought. Many climatologists predict increases in average temperatures, more extreme temperatures and increases in volatile weather over time. These physical changes may prompt changes in regulations or consumer preferences, which in turn could have negative consequences for the business models of borrowers, such as increasing costs, reducing the value of assets and increasing operating expenses. For example, in 2021, “exceptional drought” conditions, the most severe drought classification, covered significant areas of the western states, and approximately half of the continental United States experienced abnormally dry conditions or worse. Although drought conditions improved in fourth quarter 2021 and early weeks of 2022, 12% of the continental United States remained in exceptional or extreme drought as of February 1, 2022, according to data from the National Drought Mitigation Center. The effects of climate change may be more significant along coastlines, such as in the California coastal areas, due to rising sea levels resulting from the melting of polar ice caps, which could result in an increased risk of coastal erosion, flooding, degradation in the quality of groundwater aquifers and an expansion of agricultural weed and pest populations. As a result, the effects of climate change could make some agricultural properties less suitable for farming or for other alternative uses. For example, extended periods of drought and dryness can reduce agricultural productivity, cause lasting damage to permanent crops like fruit and tree nuts, and result in producers leaving some fields fallow due to lack of water. These and other effects of climate change could have an adverse impact on farming operations and the value of loan collateral, which could have a material adverse effect on Farmer Mac’s business, operating results, or financial condition.

Concentrations in Farmer Mac's loan or investments portfolios, or to one or more borrowers or counterparties, may increase Farmer Mac's exposure to credit risk, which could materially and adversely affect its business, operating results, and financial condition.

Farmer Mac's exposure to credit risk may increase due to concentrations in its loan portfolio, which can include concentrated exposure to particular commodities, geographic regions, or collateral types, as well as concentrations in processing and manufacturing segments of agricultural supply chains. Widespread weakening in the financial condition of borrowers within a particular geographic region, that produce particular commodities or rely on particular collateral, or that engage in processes or production that is dependent on a fluid supply chain could negatively affect Farmer Mac’s financial condition if sufficient diversity in these areas does not successfully mitigate concentration risk.

Farmer Mac's credit risk may also increase due to decline in the collateral values securing the loans in Farmer Mac's portfolio. Single-use or highly improved collateral, such as storage and processing facilities or permanent plantings, increase the risk of undercollateralization in a default scenario, because producers requiring single-use or highly improved collateral are generally less able to adapt their operations or switch functional production when faced with adverse conditions. Highly improved properties also face higher risk of loss in a default scenario, as the pool of potential purchasers in a sale or foreclosure action may be smaller for a highly improved property than for a property that is adaptable to multiple uses. The farming of permanent plantings generally involves more risk than farming of annual row crops because permanent plantings generally require more time and capital to plant and permanent plantings are more expensive to replace in the event of disease, drought, mismanagement, catastrophic condition (such as wildfire), or adverse weather conditions.

Farmer Mac's exposure to credit risk may also increase due to concentrated exposure to a particular borrower or counterparty. Farmer Mac’s Farm & Ranch portfolio consists of loans varying in size and by borrower, including large exposures ($25 million or more) to individual borrowers. The default of any one of these borrowers could negatively affect Farmer Mac's financial condition. Farmer Mac also has concentrated exposures to individual business counterparties on AgVantage securities, which are general obligations of institutional counterparties secured by eligible loans held by the issuing institution. Although AgVantage securities are collateralized by eligible loans in a principal amount equal to or greater than the principal amount of the securities outstanding, Farmer Mac could suffer losses if the market value of the loan collateral declines and the counterparty defaults. Taking possession of the loan collateral upon a default by the AgVantage counterparty could also result in higher current expected credit losses for Farmer Mac's loans held on balance sheet, as well as increased capital requirements. Most of Farmer Mac's AgVantage exposure is concentrated in a few issuers. As of December 31, 2021, $7.6 billion of the $8.1 billion of AgVantage securities outstanding had been issued by three counterparties. A default by any of these counterparties could have a significant adverse effect on Farmer Mac's business, operating results, and financial condition.

Farmer Mac's exposure to credit risk may also increase due to concentrated exposure to one or more investment types or counterparties in the investment portfolio Farmer Mac maintains for liquidity. This investment portfolio consists primarily of cash and cash equivalents, U.S. Treasury securities, investment securities guaranteed by U.S. Government agencies and GSEs, and asset-backed securities backed primarily by U.S. Government-guaranteed loans. Farmer Mac regularly reviews concentration limits to ensure that its investments are appropriately diversified and comply with policies approved by Farmer Mac's board of directors and with applicable FCA regulations, but Farmer Mac is still exposed to credit risk from issuers of the investment securities it holds, particularly to issuers to whom Farmer Mac may have a higher concentration of exposure relative to the rest of Farmer Mac's investment portfolio. For example, as of December 31, 2021, Farmer Mac held at fair value $2.3 billion of investment securities guaranteed by GSEs. A default by multiple issuers of investment securities held by Farmer Mac or by a single issuer of investment securities in which Farmer Mac is more heavily concentrated could have an adverse effect on Farmer Mac's business, operating results, and financial condition.

Farmer Mac Guaranteed Securities and LTSPCs expose Farmer Mac to significant contingent liabilities, and Farmer Mac's ability to fulfill its obligations under its guarantees and LTSPCs may be limited.

Farmer Mac's guarantee and purchase commitment obligations to third parties, including LTSPCs and securities guaranteed by Farmer Mac, are obligations of Farmer Mac only and are not backed by the full faith and credit of the United States, FCA, or any other agency or instrumentality of the United States other than Farmer Mac. As of December 31, 2021, Farmer Mac had $3.8 billion of contingent liabilities related to LTSPCs and securities issued to third parties and guaranteed by Farmer Mac, which represents Farmer Mac's exposure if all loans underlying these LTSPCs and guarantees defaulted and Farmer Mac recovered no value from the related collateral. If this were to occur, the funds available for payment on these guarantees and LTSPCs could be substantially less than the aggregate amount of the corresponding liabilities. As of December 31, 2021, Farmer Mac held cash, cash equivalents, and other investment securities with a fair value of $4.8 billion that could be used as a source of funds for payment on its obligations, including its guarantee and LTSPC obligations. Although Farmer Mac believes that it remains well-collateralized on the assets underlying its guarantee and LTSPC obligations to third parties and that the estimated probable losses for these obligations remain low relative to the amount available for payment of claims on these obligations, Farmer Mac's total contingent liabilities for these obligations could exceed the amount it may have available for payment of Farmer Mac's obligations, including claims on Farmer Mac's contingent obligations. See "Management's Discussion and Analysis—Risk Management—Credit Risk – Loans and Guarantees" for more information on Farmer Mac's management of credit risk.

Farmer Mac is exposed to counterparty risk on both its cleared and non-cleared swaps transactions that could materially and adversely affect its business, operating results, and financial condition.

Farmer Mac uses interest rate swap contracts and hedging arrangements to manage its interest rate risk. Farmer Mac clears a significant portion of its interest rate swaps through a swap clearinghouse and uses the services of a futures commission merchant to post and receive mark-to-market margin amounts. Farmer Mac also transacts non-cleared (bilateral) derivative contracts directly with swap counterparties and posts and receives collateral to secure the market value of those contracts. A failure of any of these counterparties could cause intra-day disruption for Farmer Mac's swap operations if the failure were to prompt a termination of all or part of Farmer Mac's swap positions or if Farmer Mac were unable to quickly access margin or collateral amounts. These conditions could be exacerbated in volatile market conditions, in which the market could move against Farmer Mac's position before Farmer Mac had time to reposition its swaps. Farmer Mac's derivative contracts executed before March 2017 have market value thresholds ranging from $15 to $25 million that must be exceeded before Farmer Mac must post collateral. Repositioning these swaps under current margin rules if the related counterparty were to fail could require Farmer Mac to post significant collateral within a short time frame. Any of these factors resulting from a failure of the swap clearinghouse, futures commission merchant, or any of Farmer Mac's bilateral swap counterparties could have a negative effect on Farmer Mac's operations and liquidity and could expose Farmer Mac to more interest rate risk, which could materially and adversely affect its business, operating results, and financial condition. As of December 31, 2021, the aggregate notional balance of Farmer Mac's cleared swaps was $14.9 billion, and the aggregate notional balance of Farmer Mac's non-cleared swaps was $2.6 billion (including $0.1 billion notional amount of non-cleared swaps executed before March 2017).

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

Farmer Mac's ability to operate its business, meet its obligations, generate asset volume growth, and fulfill its statutory mission depends on Farmer Mac's continued access to the U.S. financial markets at favorable rates and terms to remain adequately capitalized through the issuance of equity and with adequate access to liquidity through the issuance of debt securities. The issuance of debt securities is Farmer Mac's primary source for repaying or refinancing existing debt and to fund contingent liabilities, as needed. Farmer Mac's ability to access the debt and equity markets to raise capital, fund its assets, repay debt, and earn net interest income depends on market perception of Farmer Mac. If Farmer Mac were unable to access the U.S. financial markets to issue equity or debt securities at favorable rates and terms, Farmer Mac's business, operating results, liquidity, or financial condition could be adversely affected.

The loss of business from key business counterparties or customers, including AgVantage counterparties, could weaken Farmer Mac's business and decrease its revenues and profits.

Farmer Mac's business and ability to generate revenues and profits largely depends on its ability to purchase eligible loans or place eligible loans under guarantees or LTSPCs and to purchase or guarantee AgVantage securities. Farmer Mac conducts a significant portion of its business with a few business counterparties. This concentration of business could potentially result in increased variability in Farmer

Mac's business as existing assets pay down or mature and the status and needs of Farmer Mac's customers evolve. In 2021, ten institutions generated approximately 62% of loan purchase volume in the Agricultural Finance line of business. As of December 31, 2021, approximately 93.9% of the $8.1 billion outstanding principal amount of AgVantage securities (of which $2.6 billion and $0.9 billion will be maturing in 2022 and 2023, respectively) were issued by three institutions. As of December 31, 2021, transactions with two institutions represented nearly all of the business volume under Farmer Mac's Rural Infrastructure Finance line of business. Farmer Mac's ability to maintain the current relationships with its business counterparties or customers and the business generated by those business counterparties or customers is significant to Farmer Mac's business. As a result, the loss of business from any one of Farmer Mac's key business counterparties could decrease Farmer Mac's revenues and profitability. Farmer Mac may be unable to replace the loss of business of a key business counterparty or customer with alternate sources of business due to limitations on the types of assets eligible for Farmer Mac's secondary market, which could adversely affect Farmer Mac's business and decrease its revenues and profits.

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

The ownership of Farmer Mac's two classes of voting common stock is concentrated in a few institutions.  Four financial institutions hold approximately 53% of Farmer Mac's Class A voting common stock, with 31% held by one institution.  Five FCS institutions hold approximately 97% of Farmer Mac's Class B voting common stock (two of which are related to each other through a parent-subsidiary relationship). The holders of Farmer Mac's Class A voting common stock and the holders of Farmer Mac's Class B voting common stock each have the right to elect one-third of the membership of Farmer

Mac's board of directors. Many of these holders are rural lenders that may compete directly with each other. As long as Farmer Mac's Class A and Class B voting common stock is highly concentrated in a few institutions, these institutions could seek to influence (and may succeed in influencing), Farmer Mac's business, strategy, or board composition in a way that may not be in the best interests of either Farmer Mac or other stockholders.

Operational Risk

The inadequacy or failure of Farmer Mac's operational systems, cybersecurity program, internal controls or processes, or infrastructure, or those of third parties, could have a material adverse effect on Farmer Mac's business, operating results, or financial condition.

Farmer Mac is exposed to operational risk due to the complex nature of its business operations and the processes and systems used to undertake its business activities and comply with regulatory requirements. Operational risk includes the risk of loss to Farmer Mac resulting from:

•inadequate or failed internal processes, systems, cybersecurity program, or infrastructure;
•Farmer Mac's inability to successfully implement enhancements to any of these or migrate to new systems or infrastructure;
•failed execution based on human error;
•inadequate or failed internal controls or processes to detect or prevent fraud or other violations of law or regulations; or
•external events, including a disruption involving physical site access, cyber incidents, catastrophic events, natural disasters, terrorist activities, or disease pandemics.

Farmer Mac relies on business processes that largely depend on people, technology, and the use of complex systems and models to manage its business, process a high volume of daily transactions, and generate the records on which Farmer Mac's financial statements are based. Inadequacies or failures in Farmer Mac's internal processes, personnel, systems, cybersecurity program, or infrastructure could lead to a significant disruption in its business operations, financial and economic loss, errors in its financial statements, impairment of its liquidity, liability or service interruptions to its customers, increased regulatory or legislative scrutiny, or reputational damage.

In response to the challenges presented by the COVID-19 pandemic, Farmer Mac has modified its business practices to focus on protecting its employees and the public while continuing to fulfill its critical mission and maintaining its regular business operations in support of the farmers, ranchers, and rural utilities of America. On March 12, 2020, Farmer Mac activated its Business Continuity Plan (“BCP”) and has been operating uninterrupted since then with most employees working remotely from their homes. Farmer Mac has provided guidance and support to its employees to ensure that they have the tools and knowledge needed to effectively work from home, and Farmer Mac’s technology platform and BCP have been functioning as designed in support of all functions of the organization. Nonetheless, because the technology in employees’ homes may not be as robust and resilient as in Farmer Mac’s offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than Farmer Mac’s in-office technology, the continuation of these work-from-home measures introduces more operational risk. These risks include but are not limited to greater cybersecurity risk and disruption or failure of local technology networks, which could impair Farmer Mac's ability to perform critical functions. The realization of any of these risks could have a material adverse effect on Farmer Mac’s business, results of operations, or financial condition.

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

Farmer Mac’s business depends, in part, on effective and reliable loan servicing, and Farmer Mac’s internal loan servicing function and reliance on third-party servicers could expose Farmer Mac to operational risks that could adversely affect its business, operating results, or financial condition.

Effective and reliable loan servicing is essential for Farmer Mac to successfully operate its business. During third quarter 2021, Farmer Mac expanded its internal loan servicing function through a strategic acquisition that included the loan servicing rights for a sizeable portion of Farmer Mac’s Agricultural Finance mortgage loan and USDA Securities portfolios, as well as experienced servicing personnel and an operational servicing platform. This strategic acquisition has required Farmer Mac to implement processes and controls for a business function that Farmer Mac has previously not operated and has minimal experience executing and managing. Farmer Mac also continues to rely on experienced third-party servicers to service the portion of Farmer Mac’s Agricultural Finance mortgage loan portfolio not serviced directly by Farmer Mac. Although Farmer Mac has established servicing standards and requirements to which these third-party servicers are required by contract to adhere and on which they must report to Farmer Mac, Farmer Mac does not manage the processes and controls of these third-party servicers. The ineffective implementation, operation, or oversight of one or more of the servicing processes or controls employed by Farmer Mac or any of its third-party servicers could expose Farmer Mac to operational risk that could adversely affect Farmer Mac’s business, operating results, or financial condition.

Any deficiency, failure, interruption, or breach in Farmer Mac's or our service providers' technology and information systems, infrastructure, or cybersecurity program, including the occurrence of successful cyber-attacks, could result in a loss of business, damage to Farmer Mac's reputation, the disclosure or misuse of confidential or proprietary information, or increased costs or liability to Farmer Mac, which could adversely affect Farmer Mac's business, operating results, or financial condition.

Farmer Mac relies heavily on technology and information systems, including from third parties, for the secure collection, processing, transmission, and storage of confidential, proprietary, and personal information in our information systems (and those of third parties) to conduct and manage its business operations. These technology and information systems encompass an integrated set of hardware, software, infrastructure, and personnel organized to facilitate the planning, control, coordination, operations, and decision-making processes within Farmer Mac. As the importance and complexity of Farmer Mac’s technology and information systems has increased, and as new technologies are developed that are used by our customers, Farmer Mac, or our service providers to support our business and operations, so too have the risks posed to Farmer Mac’s information systems and data from cybersecurity attacks that threaten the confidentiality, integrity, or availability of Farmer Mac’s information technology assets and resources and its data. Like many other financial institutions, Farmer Mac and its service providers face regular attempts to gain unauthorized access to, or disrupt, its information systems and access or acquire its data, including from organized criminal groups, hackers, nation states, activists, insiders, and other unauthorized third parties. These threats come from a variety of different sources, including cyber-attacks, computer viruses, malware, exploits of system and network vulnerabilities, human error, phishing, ransomware, and distributed denial of service attacks. The methods used to gain unauthorized access to or disrupt our information systems and data, or those of our service providers, are evolving. We may not be able to prevent or recognize them and may be unable to implement effective preventive measures or proactively address these threats until after a cybersecurity event has been discovered. Moreover, any employees or agents of Farmer Mac’s (or its third-party customers or vendors) who have authorized access to confidential, proprietary, or personal information could also intentionally, inadvertently, or erroneously disseminate the information to unauthorized third parties.

Although Farmer Mac has implemented what we believe is an appropriate information security program with cybersecurity procedures, policies, practices, and controls, Farmer Mac may be unable to prevent unauthorized access to its information technology assets or data, resulting in the unauthorized access to or acquisition, destruction, alteration, release, theft, or loss of confidential, proprietary, or personal data of Farmer Mac, our employees, our customers, or our third-party vendors, which could disrupt our operations and ability to conduct business with customers, loan servicers, service providers, or other counterparties, adversely affect Farmer Mac’s business, operating results, reputation, or financial condition, cause financial loss or costs, cause loss of customers or vendors, and result in regulatory inquiries, enforcement proceedings, or litigation. Also, the risk of unauthorized access to confidential, proprietary, or personal information through information system breaches or inadvertent dissemination may be heightened in a remote-working environment, which is currently more prevalent due to the COVID-19 pandemic.

Farmer Mac relies on third-party service providers to facilitate our business operations and our cybersecurity program, including for the secure collection, processing, transmission, and storage of confidential, proprietary, and personal information. The control systems, cybersecurity program, infrastructure, and personnel associated with third parties with which we do business or obtain services are beyond our control. Cybersecurity attacks or disruptions of software, hardware, or infrastructure of third parties may adversely affect our business, systems, and controls.

Failure by Farmer Mac's third-party loan servicers, information systems providers, and other service providers to protect confidential information from unauthorized access and dissemination could result in liability for Farmer Mac or damage Farmer Mac's reputation, which could have a negative effect on Farmer Mac's business, operating results, or financial condition.

Farmer Mac relies on third parties, including loan servicers, information systems providers, software-as-a-service (SaaS) providers, cloud computing service providers, and other service providers, to perform various functions that support Farmer Mac’s business and operations. Farmer Mac depends on these third parties to collect, process, and store a variety of confidential, proprietary, or personal information, including sensitive financial information. Just as Farmer Mac is subject to numerous cyber attacks from a variety of actors, so too are these third parties. Although Farmer Mac requires third parties who collect, process, or store confidential, proprietary, or personal data to adhere to security policies, processes, and controls, if a third party is unable to prevent unauthorized access to its information technology assets or data, it could result in the unauthorized access to or acquisition, destruction, alteration, release, theft, or loss of confidential, proprietary, or personal data of Farmer Mac, our employees, or our customers, which could disrupt our operations and ability to conduct business with customers, loan servicers, service providers, or other counterparties, adversely affect Farmer Mac’s business, operating results, reputation, or financial condition, cause financial loss or costs, cause loss of customers or vendors, or result in regulatory inquiries, enforcement proceedings, or litigation.

If Farmer Mac's management of risk associated with its loan assets and investment securities based on model assumptions and output is not effective, its business, operating results, financial condition, or capital levels could be materially adversely affected.

Farmer Mac continually develops and adapts profitability and risk management models to adequately address a wide range of possible market developments. Some of Farmer Mac's qualitative tools and metrics for managing risk are based on its use of observed historical market behavior.  Farmer Mac applies statistical and other tools to these observations to quantify its risks.  These tools and metrics may fail to predict future or unanticipated risks or may not be effective in mitigating its risk exposure in all economic market environments or against all types of risk, which could expose Farmer Mac to material unanticipated losses.  The inability of Farmer Mac to effectively identify and manage the risks inherent in its business could have a material adverse effect on its business, operating results, financial condition, or capital levels.

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

Farmer Mac is subject to interest rate risk due to the timing differences in the cash flows of the assets it holds and the liabilities issued to fund those assets. Farmer Mac's primary strategy for managing interest rate risk is to fund asset purchases with debt together with financial derivatives that have similar duration and convexity characteristics to help mitigate impacts from interest rate changes across the yield curve. However, the ability of borrowers to prepay their loans before the scheduled maturities increases the likelihood of asset and liability cash flow mismatches. In a changing interest rate environment, these cash flow mismatches affect Farmer Mac's earnings if assets repay sooner than expected and the resulting cash flows must be reinvested in lower-yielding investments, particularly if Farmer Mac's related funding costs cannot be correspondingly repaid. Conversely, if assets repay more slowly than anticipated and the associated debt issued to fund the assets must be reissued at a higher interest rate, Farmer Mac's earnings could be adversely affected.

Volatility in market conditions during 2020 stemming from the effects of the COVID-19 pandemic prompted the Federal Reserve to significantly lower the target range for the federal funds rate, resulting in a low interest rate environment during 2020 and 2021. The Federal Reserve has signaled that it intends to increase the target range for the federal funds rate and is tapering its purchases of U.S. Treasury and GSE mortgage-backed securities. The resulting potential for higher interest rates may create periods of market volatility that could adversely affect Farmer Mac's ability to manage interest rate risk, which could have a material adverse effect on Farmer Mac's operating results or financial condition.

Farmer Mac is also subject to repricing risk, which is the risk that Farmer Mac's funding cost relative to a benchmark index (for example, the London Interbank Offered Rate known as "LIBOR" or the Secured Overnight Financing Rate known as "SOFR") will increase from the time the initial funding was issued and the time the liabilities are re-funded. This repricing risk arises from a funding strategy whereby Farmer Mac issues floating rate debt across a variety of maturities to fund floating or synthetically floating rate assets that on average may have longer maturities. A significant increase in the difference between Farmer Mac's funding cost relative to the benchmark index, including LIBOR and SOFR, could compress spread income on the assets Farmer Mac holds and seeks to re-fund with the higher cost funding. Widespread compression within a short timeframe could adversely affect Farmer Mac's operating results or financial condition.

Changes in interest rates relative to Farmer Mac's management of interest rate risk through derivatives may cause volatility in financial results and capital levels and may adversely affect Farmer Mac's net income, liquidity position, or operating results.

Farmer Mac enters into financial derivatives transactions to hedge interest rate risks inherent in its business and carries its financial derivatives at fair value in its consolidated financial statements. Although Farmer Mac's financial derivatives provide economic hedges of interest rate risk, changes in the fair values of financial derivatives can cause volatility in net income and in capital, particularly if those financial derivatives are not designated in hedge accounting relationships or if there is any ineffectiveness in a hedge accounting relationship. As interest rates increase or decrease, the fair values of Farmer Mac's derivatives change based on the position Farmer Mac holds relative to the specific characteristics of the derivative. Farmer Mac's core capital available to meet its statutory minimum capital requirement can be affected by changes in the fair values of financial derivatives, as noted above. Adverse changes in the fair values of Farmer Mac's financial derivatives that are not designated in hedge accounting relationships and any hedge ineffectiveness that results in a loss would reduce the amount of core capital available to meet this requirement. In 2021 and 2020, Farmer Mac recorded a loss of $5.1 million and a loss of $3.7 million, respectively, from changes in the fair values of its financial derivatives as a result of movements in interest rates during those years. In addition, Farmer Mac recorded losses of $1.5 million and $9.2 million in 2021 and 2020, respectively, related to ineffectiveness in hedge accounting relationships.

Changes in interest rates have required, and in the future may require, Farmer Mac to post cash or investment securities to collateralize its derivative exposures due to corresponding changes in the fair market values of these derivatives. If changes in interest rates were to result in a significant decrease in the fair value of Farmer Mac's derivatives, Farmer Mac would be required to post cash, cash equivalents, or investment securities, possibly within a short period of time, to satisfy its obligations under its derivatives contracts. As of December 31, 2021, Farmer Mac posted $16.6 million of cash and $177.9 million of investment securities as collateral for its derivatives in net liability positions. If Farmer Mac is required to fully collateralize a significant portion of its derivatives in an adverse interest rate environment, it could have a material adverse effect on Farmer Mac's liquidity position or operating results.

Discontinuation of the LIBOR benchmark interest rate could adversely affect Farmer Mac's business, operating results, or financial condition.

In July 2017, the United Kingdom's Financial Conduct Authority ("UKFCA"), which regulates U.S. Dollar LIBOR ("LIBOR"), announced that it would no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021 and would support the LIBOR indexes through 2021 to allow for a transition to any alternative reference rates. In November 2020, the UKFCA and the ICE Benchmark Administration, which administers LIBOR, announced that most tenors of LIBOR would continue to be published through June 2023. These announcements indicate that the continuation of LIBOR in its current form will be discontinued after June 2023. Farmer Mac continues to evaluate the potential effect on its business of the replacement of the LIBOR benchmark interest rate, including using replacement benchmark interest rates such as SOFR. As of December 31, 2021, Farmer Mac held $3.6 billion of floating rate assets in its lines of business and its investment portfolio, had issued $1.1 billion of floating rate debt, and had entered into $13.7 billion notional amount of interest rate swaps, each of which resets based on LIBOR. In addition, Farmer Mac's Series C Preferred Stock will be indexed to LIBOR after July 17, 2024. The market transition away from LIBOR and towards an alternative benchmark interest rate that may be developed is expected to be complicated and may require the development of term and credit adjustments to accommodate for differences between the benchmark interest rates. The introduction of an alternative reference rate may also introduce additional re-funding and repricing risk for Farmer Mac if an alternative benchmark interest rate index is used along with LIBOR during a transition period. If an alternative benchmark interest rate does not become widely used or accepted in place of LIBOR, then there may be uncertainty or differences in the calculation of the applicable interest rate or payment amounts depending on the terms of the governing instruments for Farmer Mac's assets and liabilities. This could result in different financial performance for previously booked transactions, require different hedging strategies, or require renegotiation of previously booked transactions, and may affect Farmer Mac's existing transaction data, products, systems, operations and pricing processes, which could adversely affect Farmer Mac's business, operating results, or financial condition.

Financial Risk

Incorrect estimates and assumptions by management in preparing financial statements could adversely affect Farmer Mac's business, operating results, reported assets and liabilities, financial condition, reputation, or capital levels.

Farmer Mac's accounting policies and methods are fundamental to how it records and reports its financial condition and results of operations. Some of these policies and methods require management to make estimates and assumptions in preparing Farmer Mac's consolidated financial statements. Incorrect estimates and assumptions by management in connection with preparing Farmer Mac's consolidated financial statements could adversely affect the reported amounts of assets and liabilities and the reported amounts of income and expenses. For example, as of December 31, 2021, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $6.4 billion whose fair values management estimated in the absence of readily observable fair values (in other words, level 3). These financial instruments measured with significant unobservable inputs represented 25.3% of total assets and 62.2% of financial instruments measured at fair value as of December 31, 2021. See "Management's Discussion and Analysis—Critical Accounting Estimates—Fair Value Measurement" for more information about fair value measurement. If management makes incorrect assumptions or estimates that result in understating or overstating reported financial results, it could materially and adversely affect Farmer Mac's business, operating results, reported assets and liabilities, financial condition, reputation, or capital levels.

Changes in accounting standards or in applying accounting policies could adversely affect Farmer Mac's business, operating results, financial condition, or capital levels.

Farmer Mac is subject to the requirements of entities that set and interpret the accounting standards governing the preparation of Farmer Mac's consolidated financial statements. These entities, which include the Financial Accounting Standards Board ("FASB"), the SEC, and Farmer Mac's independent registered public accounting firm, may add new accounting standards or change their interpretations of how those standards should be applied. These changes may be difficult to predict and could affect how Farmer Mac records and reports its financial condition and results of operations. In some cases, Farmer Mac could be required to apply a new or revised standard retrospectively, potentially resulting in changes to previously reported financial results. For example, the FASB issued a new accounting standard in 2016, which was effective for Farmer Mac on January 1, 2020, that required entities to measure credit losses based on an "expected credit loss" approach rather than an "incurred loss" approach previously required under GAAP. The new approach requires entities to measure all expected credit losses for financial assets carried at amortized cost and debt securities classified as available-for-sale, based on historical experience, current conditions, and reasonable forecasts of collectability. This new accounting standard could cause increases and more volatility in Farmer Mac's provision for credit losses and could adversely affect Farmer Mac's business, operating results, financial condition, or capital levels. See Note 2(r) to the consolidated financial statements for more information about this new accounting standard.

Changes in the value or composition of Farmer Mac's investment securities could adversely affect Farmer Mac's business, operating results, financial condition, liquidity or capital levels.

Deterioration in financial or credit market conditions could reduce the fair value of Farmer Mac's investment securities, particularly those securities that are less liquid and more subject to market variability. Some securities owned by Farmer Mac, including auction-rate certificates, do not have well-established secondary trading markets, making it more difficult to estimate current fair values for those securities. This requires Farmer Mac to rely on market observations and internal models to estimate the fair values of its investment securities and to determine whether credit losses exist. However, available market data may not reflect the actual sale conditions Farmer Mac may face when selling its investment securities, particularly in adverse financial market conditions. Internal models require Farmer Mac to exercise judgment about estimates and assumptions used in the models. If Farmer Mac uses unreliable market data or incorrect estimates or assumptions in its internal models to estimate the fair value of its investment securities, those estimates could adversely affect results of operations during the reporting period. And if Farmer Mac decides to sell securities in its investment portfolio, the price ultimately realized will depend on the demand and liquidity in the market at the time of sale, which could be significantly less than Farmer Mac's estimates for fair value. Failure to accurately estimate the fair value of Farmer Mac's investment securities could adversely affect Farmer Mac's business, operating results, financial condition, liquidity or capital levels.

The trading price for Farmer Mac's Class C non-voting common stock may be volatile due to market influences, trading volume, the effects of equity awards for Farmer Mac's officers, directors, and employees, or sales of significant amounts of the stock by large holders.

The trading price of Farmer Mac's Class C non-voting common stock ("Class C stock") has at times experienced substantial price volatility and may remain volatile. For example, the closing price of the Class C stock ranged from $74.76 per share to $136.81 per share during 2021. The trading price may fluctuate in response to various factors, including short sales, hedging, the presence or absence of a share repurchase program, stock market influences in general that are unrelated to Farmer Mac's operating performance (including COVID-19), or sales of significant amounts of the stock by large holders. Farmer Mac typically grants equity awards each year that are based on the Class C stock, including grants that vest over time or upon the achievement of specified performance goals. Sales of stock acquired upon vesting or the exercise of equity awards by Farmer Mac's officers, directors, or employees, whether under an established trading plan or otherwise, could adversely affect the trading price of the Class C stock. All of these factors may be exacerbated during periods of low trading volume for Farmer Mac's Class C stock, which averaged 39,800 shares daily during 2021, and may have a prolonged negative effect on its trading price or increase price volatility.
Regulatory and Compliance Risk

Farmer Mac and many of its business counterparties are subject to comprehensive government regulation, and changes to applicable laws and regulations could adversely affect Farmer Mac's business, operating results, reputation, or financial condition.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

Farmer Mac maintains its principal office at 1999 K Street, N.W., 4th Floor, Washington, D.C. 20006, under a sublease that began on October 1, 2011 and ends on August 30, 2024. Farmer Mac also maintains two other office locations: (1) 9169 Northpark Drive, Johnston, Iowa 50322, under a lease that began on October 1, 2017 and ends on June 30, 2023; and (2) 9249 Northpark Drive, Johnston, IA 50322, under a lease that began on August 1, 2021 and ends on June 30, 2023. Farmer Mac believes that its offices are suitable and adequate for its current and anticipated needs for the near future. Farmer Mac's activities at each property encompass its Agricultural Finance line of business. Farmer Mac's activities at its Washington, D.C. office encompass all of its segments.

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

As of February 7, 2022, Farmer Mac had 873 registered owners of the Class A voting common stock, 75 registered owners of the Class B voting common stock, and 823 registered owners of the Class C non-voting common stock.

The dividend rights of all three classes of Farmer Mac's common stock are the same, and dividends may be paid on common stock only when, as, and if declared by Farmer Mac's board of directors in its sole discretion, subject to compliance with applicable capital requirements and payment of dividends on any outstanding preferred stock. On February 24, 2020, Farmer Mac's board of directors declared a dividend of $0.80 per share on Farmer Mac's common stock payable for first quarter 2020. That dividend was paid quarterly through fourth quarter 2020. On February 23, 2021, Farmer Mac's board of directors declared a dividend of $0.88 per share on Farmer Mac's common stock payable for first quarter 2021. That dividend was paid quarterly through fourth quarter 2021. On February 24, 2022, Farmer Mac's board of directors declared a dividend of $0.95 per share on Farmer Mac's common stock payable for first quarter 2022. See "Business—Financing—Equity Issuance" for more information on Farmer Mac's common stock.

The quarterly dividend of $0.95 per share on all three classes of common stock for first quarter 2022 represents an increase of $0.07 per common share, or 8%, over the quarterly dividend payout in 2021 and reflects the board's goal to maintain Farmer Mac's common stock dividend payout target as a percentage of annual core earnings at 35%. In deciding to maintain Farmer Mac's common stock dividend payout target, the board of directors considered Farmer Mac's strong capital position and the consistency of and outlook for earnings, balanced against the need for capital to fund the significant growth objectives identified in the company's strategic plan and to meet regulatory requirements and metrics established by the board of directors. These actions are also consistent with Farmer Mac's goal of providing a competitive return on its common stockholders' investments through the payment of cash dividends.

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

Information about securities authorized for issuance under Farmer Mac's equity compensation plans appears under "Equity Compensation Plans" in Farmer Mac's definitive proxy statement to be filed on or about April 14, 2022. That portion of the definitive proxy statement is incorporated by reference into this Annual Report on Form 10-K.

Farmer Mac is a federally chartered instrumentality of the United States, and its common stock is exempt from registration under Section 3(a)(2) of the Securities Act. One type of transaction related to Farmer Mac's common stock occurred during fourth quarter 2021 that was not registered under the Securities Act and not otherwise reported on a Current Report on Form 8-K:

•In October 2021, consistent with Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 427 shares of Class C non-voting common stock to the five directors who elected to receive such stock in lieu of a portion of their cash retainers.  The number of shares issued to the directors was calculated based on a price of $108.52 per share, which was the closing price of the Class C non-voting common stock on September 30, 2021, the last business day of the third quarter, as reported by the New York Stock Exchange.

Performance Graph.  The following graph compares the performance of Farmer Mac's Class A voting common stock and Class C non-voting common stock with the performance of the New York Stock Exchange Composite Index ("NYSE Comp") and the Standard & Poor's 500 Diversified Financials Index ("S&P 500 Div Fin") over the period from December 31, 2016 to December 31, 2021.  The graph assumes that $100 was invested on December 31, 2016 in each of:  Farmer Mac's Class A voting common stock; Farmer Mac's Class C non-voting common stock; the NYSE Composite Index; and the S&P 500 Diversified Financials Index.  The graph also assumes that all dividends were reinvested into the same securities throughout the past five years.  Farmer Mac obtained the information in the performance graph from S&P Global Market Intelligence.

Total Return Performance
Index Value
275
250
225
200
175
150
125
100
75
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
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

Item 6.[Reserved].

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

The objective of this section of the report is to provide a discussion and analysis, from management’s perspective, of the material information necessary to assess Farmer Mac's financial condition and results of operations for the year ended December 31, 2021, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources. Financial information included in this report is consolidated to include the accounts of Farmer Mac and its two subsidiaries – Farmer Mac Mortgage Securities Corporation and Farmer Mac II LLC. This discussion and analysis of financial condition and results of operations should be read together with Farmer Mac's consolidated financial statements and the related notes to the consolidated financial statements for the fiscal years ended December 31, 2021, 2020, and 2019.

Overview

Farmer Mac is a mission-focused, purpose-driven company determined to improve the economic opportunity in rural America by increasing the availability and affordability of credit. As the nation’s secondary market for agricultural and rural infrastructure loans, we provide a broad array of financial solutions to lenders that support flexible low-cost financing to farmers, ranchers, agribusinesses, renewable energy projects, rural utilities, and other institutions. Farmer Mac also serves as a critical investment tool for states, counties, municipalities, pension funds, banks, public trust funds, and credit unions by providing diversification in their investment portfolios, issuance structure flexibility, and the opportunity to earn a competitive return on their investment dollars.

During 2021:

•we provided $8.6 billion in liquidity and lending capacity to lenders serving rural America;
•we closed on a newly-designed structured securitization transaction involving approximately $300 million of agricultural mortgage loans;
•we closed on a strategic acquisition that enhanced our operations by expanding our internal loan servicing function and acquiring the loan servicing rights for a sizeable portion of our Farm & Ranch loan and USDA Guaranteed Securities portfolios;
•we added 32 net new employees to our workforce (a 26% increase compared to year-end 2020) to enable continued growth of our business and to fulfill our mission to rural America;
•we maintained uninterrupted access to the debt capital markets and a strong capital position; and
•we maintained strong liquidity in our investment portfolio well above regulatory requirements.

Farmer Mac’s performance during 2021, described in more detail below, reflects the success of our continued focus on pursuing new channels and innovative ways to further our mission to help build a strong and vital rural America. The discussion below of Farmer Mac's financial information includes "non-GAAP measures," which are measures of financial performance not presented in accordance with generally accepted accounting principles in the United States ("GAAP"). For more information about the non-GAAP measures Farmer Mac uses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Measures."

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

Table 1

	For the Years Ended December 31,
	2021	2020	2019
	(in thousands)
Net income attributable to common stockholders	$107,583	$89,176	$93,650
Core earnings	113,570	100,612	93,742

The $18.4 million year-over-year increase in net income attributable to common stockholders was due to a $23.8 million after-tax increase in net interest income, a net change in our (release)/provision for credit losses of $8.1 million after tax, and a $5.2 million after-tax gain on sale of mortgage loans. These factors were partially offset by a $9.5 million after-tax increase in operating expenses, a $6.9 million increase in preferred stock dividends, and a $2.5 million after-tax decrease in the fair value of undesignated financial derivatives.

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
The $13.0 million year-over-year increase in core earnings was due to a $18.7 million after-tax increase in net effective spread, a net change in our (release)/provision for credit losses of $8.1 million after tax, and a $5.2 million after-tax gain on sale of mortgage loans. These factors were partially offset by a $9.5 million after-tax increase in operating expenses, a $6.9 million increase in preferred stock dividends, a $1.3 million after-tax decrease in guarantee fees, and a $0.8 million after-tax decrease in other income.

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

Table 2

	For the Years Ended December 31,
	2021	2020	2019
	(in thousands)
Net interest income	$220,775	$190,588	$173,135
Net interest yield %	0.94%	0.85%	0.87%
Net effective spread	$220,668	$196,956	$168,608
Net effective spread %	0.98%	0.93%	0.91%

The $30.2 million year-over-year increase in net interest income was primarily due to a $16.7 million increase related to net new business volume, a $6.9 million decrease in funding costs, and a $7.7 million increase in the fair value of derivatives designated in fair value hedge accounting relationships (designated financial derivatives). In percentage terms, the year-over-year 0.09% increase was primarily attributable to an increase of 0.04% in net new business volume, an increase of 0.03% in net fair value changes from designated financial derivatives, and a decrease of 0.01% in funding costs.

The $17.5 million increase in net interest income for 2020 compared to 2019 was primarily due to a
$23.2 million increase related to net new business volume. This was partially offset by a $4.1 million increase in funding and liquidity costs and a $1.3 million decrease in the fair value of derivatives designated in fair value hedge accounting relationships (designated financial derivatives). In percentage terms, the decrease of 0.02% in net interest income yield was primarily attributable to an increase of 0.05% in funding and liquidity costs and 0.01% in net fair value changes from designated financial derivatives, partially offset by an increase of 0.04% related to net new business volume.

The $23.7 million year-over-year increase in net effective spread in dollars was primarily due to an increase of $16.7 million from net new business volume and a $6.3 million decrease in non-GAAP funding costs. In percentage terms, the year-over-year increase of 0.05% was primarily attributable to an increase of 0.04% in net new business volume and a decrease of 0.01% in funding costs.

The $28.3 million increase in net effective spread in dollars for 2020 compared to 2019 was primarily due to net new business volume, which increased net effective spread by approximately $23.2 million, and a
$4.6 million decrease in non-GAAP funding costs. In percentage terms, the increase of 0.02% was primarily attributable to net new business volume.

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

Business Volume

Our outstanding business volume was $23.6 billion as of December 31, 2021, a net increase of $1.7 billion from December 31, 2020 after taking into account all new business, maturities, sales, and paydowns on existing assets. The net increase was primarily attributable to net increases of $1.1 billion in the Agricultural Finance line of business and $0.6 billion in the Rural Infrastructure Finance line of business.

For more information about Farmer Mac's business volume, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume."

Capital

Table 3

	As of
	December 31, 2021	December 31, 2020
	(in thousands)
Core capital	$1,200,560	$1,006,400
Capital in excess of minimum capital level required	486,810	325,455

The increase in capital in excess of the minimum capital level required was primarily due to the issuance of the Series G Preferred Stock in May 2021 and an increase in retained earnings.

Credit Quality

The following table presents Agricultural Finance on-balance sheet loan purchase and off-balance sheet LTSPCs and Farmer Mac Guaranteed Securities substandard assets, in dollars and as a percentage of the respective portfolio as of December 31, 2021 and December 31, 2020:

Table 4

	On-Balance Sheet		Off-Balance Sheet
	Substandard Assets	% of Portfolio	Substandard Assets	% of Portfolio
	(dollars in thousands)
December 31, 2021	$185,758	2.7%	$60,922	2.1%
December 31, 2020	180,823	2.9%	110,671	4.6%

Increase/(decrease) from prior year-ending	$4,935	(0.2)%	$(49,749)	(2.5)%
The increase of $4.9 million in on-balance sheet substandard assets during 2021 was primarily driven by credit downgrades during the year in permanent plantings, partially offset by credit upgrades in livestock and crops as well as the payoff of one substandard storage and processing loan. The on-balance sheet Agricultural Finance mortgage loan portfolio grew by $670.6 million, which, when coupled with credit upgrades, caused the percentage of substandard assets to decrease. The $49.7 million decrease in substandard assets in our off-balance sheet LTSPC and Farmer Mac Guaranteed Securities portfolios during 2021 was primarily due to credit upgrades across the portfolios during the year, particularly crops and livestock.
There was one substandard asset in the Rural Infrastructure Finance loan purchase portfolio (a Rural Utilities loan) as of December 31, 2021 and none as of December 31, 2020.

For an analysis of current loan-to-value ratios across substandard and other internally assigned risk ratings, see Table 26 in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans and Guarantees."
The following table presents 90-day delinquencies for on-balance sheet Agricultural Finance mortgage loan purchases and off-balance sheet LTSPCs and Farmer Mac Guaranteed Securities, in dollars and as a percentage of the respective balance sheet category as of December 31, 2021 and December 31, 2020:

Table 5

	On-Balance Sheet		Off-Balance Sheet
	90-Day Delinquencies	% of Portfolio	90-Day Delinquencies	% of Portfolio
	(dollars in thousands)
December 31, 2021	$43,710	0.64%	$3,597	0.12%
December 31, 2020	34,799	0.56%	11,433	0.48%

Increase/(decrease) from prior year-ending	$8,911	0.08%	$(7,836)	(0.36)%
On-balance sheet Farm & Ranch loans 90 or more days delinquent increased in all commodity groups, except storage and processing where one loan paid off. Off-balance sheet Farm & Ranch loans 90 days or more delinquent decreased in crops and part-time farms and was partially offset by increases in permanent plantings and livestock. The top ten borrower exposures over 90 days delinquent in either the on- or off-balance sheet Agricultural Finance portfolio represented over half of the aggregate 90-day delinquencies as of December 31, 2021.

As of both December 31, 2021 and 2020, there were no 90-day delinquencies in Farmer Mac's portfolio of Rural Infrastructure Finance loan purchases and loans underlying LTSPCs.

For more information about Farmer Mac's credit metrics, including 90-day delinquencies, the total allowance for losses, and substandard assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans and Guarantees."

COVID-19 Update

Farmer Mac has operated successfully throughout the COVID-19 pandemic with most employees still working remotely. Farmer Mac has maintained uninterrupted access to the debt capital markets during that time and remains a source of capital and liquidity to rural borrowers facing economic or market volatility stemming from the ongoing pandemic. For more information on the effects of the COVID-19 pandemic on Farmer Mac's business, see "Business—Human Capital" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook."

Critical Accounting Estimates

The preparation of Farmer Mac's consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Farmer Mac considers an accounting estimate made in accordance with GAAP to be critical when it involves a significant level of estimation uncertainty and it has had or is likely to have a material impact on our financial condition or results of operations.

The accounting estimate that Farmer Mac considers to be critical in the preparation of its consolidated financial statements is the estimation of the fair value of AgVantage Securities that are classified as available for sale (AgVantage AFS). Farmer Mac considers the fair value of AgVantage AFS to be a critical estimate due to the significance of the periodic measurement of mark-to-market adjustments relative to the company's total assets, comprehensive income, and equity. Farmer Mac also considers the fair value of AgVantage AFS to be a critical accounting estimate because Farmer Mac applies a discount rate in calculating the net present value of future expected cash flows that is both significant to the estimate of their fair value and unobservable in the market. Farmer Mac relies upon this significant unobservable input to estimate the fair value of AgVantage AFS because there are no observable transactions in these securities in the market.

The fair value of AgVantage AFS had accumulated unrealized gains in the amount of $212.9 million and $368.3 million as of December 31, 2021 and 2020, respectively. See Note 5 to the consolidated financial statements – Farmer Mac Guaranteed Securities and USDA Securities for more information.

Farmer Mac applies discount rates that are commensurate with the risks involved to estimate the fair value measurement of AgVantage AFS. As of December 31, 2021, Farmer Mac applied discount rates that ranged from 0.9% to 2.1% (with a weighted average of 1.7%), As of December 31 2020, Farmer Mac applied discount rates that ranged from 0.8% to 2.3% (with a weighted average of 1.3%).

Use of different discount rates than those selected by Farmer Mac may result in materially different estimates of fair value for AgVantage AFS. Farmer Mac selects the discount rate for each AgVantage AFS security by analyzing credit default swap levels and the long-term credit outlook of Farmer Mac's major counterparties and estimating an appropriate credit spread relative to U.S. Treasury yields. The periodic measurement of fair value and underlying discount rate methodology is subject to Farmer Mac’s internal controls and review by management. As of December 31, 2021, a 0.50% increase in the discount rates used to determine the fair value of AgVantage AFS would decrease the overall GAAP carrying value by approximately 2.5%. See Note 13 to the consolidated financial statements – Fair Value Disclosures for more information.

For a description of Farmer Mac’s accounting policy for fair value measurements, see Note 2(n) to the consolidated financial statements – Significant Accounting Policies, Fair Value Measurements.

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

Table 6

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Years Ended December 31,
	2021	2020	2019
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$107,583	$89,176	$93,650
Less reconciling items:
(Losses)/gains on undesignated financial derivatives due to fair value changes (see Table 14)	(5,103)	(3,691)	10,077
Losses on hedging activities due to fair value changes	(2,985)	(10,019)	(9,010)
Unrealized (losses)/gains on trading securities	(115)	51	326
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	130	58	(122)
Net effects of terminations or net settlements on financial derivatives	494	1,236	1,089
Issuance costs on the retirement of preferred stock	—	(1,667)	(1,956)
Income tax effect related to reconciling items	1,592	2,596	(496)
Sub-total	(5,987)	(11,436)	(92)
Core earnings	$113,570	$100,612	$93,742

Composition of Core Earnings:
Revenues:
Net effective spread(1)	$220,668	$196,956	$168,608
Guarantee and commitment fees(2)	17,533	19,150	21,335
Gain on sale of mortgage loans	6,539	—	—
Other(3)	1,680	2,687	1,775
Total revenues	246,420	218,793	191,718

Credit related expense (GAAP):
(Release of)/provision for losses	(2,187)	8,055	3,501
REO operating expenses	—	—	64
Gains on sale of REO	—	(463)	—
Total credit related expense	(2,187)	7,592	3,565

Operating expenses (GAAP):
Compensation and employee benefits	42,847	36,502	28,762
General and administrative	27,507	21,976	20,311
Regulatory fees	3,062	2,925	2,788
Total operating expenses	73,416	61,403	51,861

Net earnings	175,191	149,798	136,292
Income tax expense(4)	36,944	31,381	28,610
Preferred stock dividends (GAAP)	24,677	17,805	13,940
Core earnings	$113,570	$100,612	$93,742

Core earnings per share:
Basic	$10.56	$9.38	$8.76
Diluted	10.47	9.33	8.70
Weighted-average shares:
Basic	10,758	10,728	10,696
Diluted	10,846	10,786	10,778
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

Table 7

Reconciliation of GAAP Basic Earnings Per Share to Core Earnings - Basic Earnings Per Share
	For the Years Ended December 31,
	2021	2020	2019
	(in thousands, except per share amounts)
GAAP - Basic EPS	$10.00	$8.31	$8.76
Less reconciling items:
(Losses)/gains on undesignated financial derivatives due to fair value changes (see Table 14)	(0.47)	(0.34)	0.94
Losses on hedging activities due to fair value changes	(0.28)	(0.94)	(0.83)
Unrealized (losses)/gains on trading securities	(0.01)	—	0.03
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	0.01	0.01	(0.01)
Net effects of terminations or net settlements on financial derivatives	0.04	0.12	0.10
Issuance costs on the retirement of preferred stock	—	(0.16)	(0.18)
Income tax effect related to reconciling items	0.15	0.24	(0.05)
Sub-total	(0.56)	(1.07)	—
Core Earnings - Basic EPS	$10.56	$9.38	$8.76

Shares used in per share calculation (GAAP and Core Earnings)	10,758	10,728	10,696

Reconciliation of GAAP Diluted Earnings Per Share to Core Earnings - Diluted Earnings Per Share
	For the Years Ended December 31,
	2021	2020	2019
	(in thousands, except per share amounts)
GAAP - Diluted EPS	$9.92	$8.27	$8.69
Less reconciling items:
(Losses)/gains on undesignated financial derivatives due to fair value changes (see Table 14)	(0.47)	(0.34)	0.93
Losses on hedging activities due to fair value changes	(0.28)	(0.93)	(0.83)
Unrealized (losses)/gains on trading securities	(0.01)	—	0.03
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	0.01	0.01	(0.01)
Net effects of terminations or net settlements on financial derivatives	0.05	0.11	0.10
Issuance costs on the retirement of preferred stock	—	(0.15)	(0.18)
Income tax effect related to reconciling items	0.15	0.24	(0.05)
Sub-total	(0.55)	(1.06)	(0.01)
Core Earnings - Diluted EPS	$10.47	$9.33	$8.70

Shares used in per share calculation (GAAP and Core Earnings)	10,846	10,786	10,778

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

Table 8

Non-GAAP Reconciling Items for (Losses)/Gains on Hedging Activities due to Fair Value Changes
	For the Years Ended December 31,
	2021	2020	2019
	(in thousands)
Losses due to fair value changes (see Table 6.2)	$(1,515)	$(9,184)	$(7,907)
Initial cash payment (received) at inception of swap	(1,470)	(835)	(1,103)
Losses on hedging activities due to fair value changes	$(2,985)	$(10,019)	$(9,010)

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
5. The recognition of deferred issuance costs on the retirements of the Series A Preferred Stock in 2020 and Series B Preferred Stock in 2019 has been excluded from core earnings because they are not frequently occurring transactions, nor are they indicative of future operating results. This is consistent with Farmer Mac's previous treatment of deferred issuance costs associated with the retirement of preferred stock. The next eligible preferred stock redemption date is in 2024.
The following sections provide more detail about specific components of Farmer Mac's results of operations.

Net Interest Income.  The following table provides information about interest-earning assets and funding for the years ended December 31, 2021, 2020, and 2019. The average balance of non-accruing loans is included in the average balance of loans, Farmer Mac Guaranteed Securities, and USDA Securities presented, though the related income is accounted for on a cash basis. Therefore, as the average balance of non-accruing loans and the income received increases or decreases, the net interest income and yield will fluctuate accordingly. The average balance of loans in consolidated trusts with beneficial interests owned by third parties is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities. The interest income and expense associated with these trusts are shown in the net effect of consolidated trusts.

Table 9

	For the Year Ended
	December 31, 2021			December 31, 2020			December 31, 2019
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$4,726,552	$18,660	0.39%	$4,180,158	$42,144	1.01%	$3,218,286	$81,522	2.53%
Loans, Farmer Mac Guaranteed Securities and USDA Securities(1)	17,838,238	367,154	2.06%	16,950,819	407,296	2.40%	15,214,248	502,694	3.30%
Total interest-earning assets	22,564,790	385,814	1.71%	21,130,977	449,440	2.13%	18,432,534	584,216	3.17%
Funding:
Notes payable due within one year	3,779,689	3,820	0.10%	3,937,104	24,242	0.62%	3,758,256	86,031	2.29%
Notes payable due after one year(2)	18,004,757	166,083	0.92%	16,869,918	241,211	1.43%	14,116,085	332,719	2.36%
Total interest-bearing liabilities(3)	21,784,446	169,903	0.78%	20,807,022	265,453	1.28%	17,874,341	418,750	2.34%
Net non-interest-bearing funding	780,344	—		323,955	—		558,193	—
Total funding	22,564,790	169,903	0.75%	21,130,977	265,453	1.26%	18,432,534	418,750	2.27%
Net interest income/yield prior to consolidation of certain trusts	22,564,790	215,911	0.96%	21,130,977	183,987	0.87%	18,432,534	165,466	0.90%
Net effect of consolidated trusts(4)	1,049,521	4,864	0.46%	1,396,850	6,601	0.47%	1,544,052	7,669	0.50%
Net interest income/yield	$23,614,311	$220,775	0.94%	$22,527,827	$190,588	0.85%	$19,976,586	$173,135	0.87%
(1)Excludes interest income of $39.0 million, $54.1 million, and $60.9 million in 2021, 2020, and 2019, respectively, related to consolidated trusts with beneficial interests owned by third parties.
(2)Includes current portion of long-term notes.
(3)Excludes interest expense of $34.1 million, $47.5 million, and $53.2 million in 2021, 2020, and 2019, respectively, related to consolidated trusts with beneficial interests owned by third parties.
(4)Includes the effect of consolidated trusts with beneficial interests owned by third parties.

The $30.2 million year-over-year increase in net interest income was primarily due to a $16.7 million increase related to net new business volume, a $6.9 million decrease in funding costs, and a $7.7 million increase in the fair value of derivatives designated in fair value hedge accounting relationships (designated financial derivatives). In percentage terms, the year-over-year 0.09% increase was primarily attributable to an increase of 0.04% in net new business volume, an increase of 0.03% in net fair value changes from designated financial derivatives, and a decrease of 0.01% in funding costs.

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

Table 10

	2021 vs. 2020			2020 vs. 2019
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$(28,400)	$4,916	$(23,484)	$(58,877)	$19,499	$(39,378)
Loans, Farmer Mac Guaranteed Securities and USDA Securities	(60,647)	20,505	(40,142)	(148,159)	52,761	(95,398)
Total	(89,047)	25,421	(63,626)	(207,036)	72,260	(134,776)
Expense from other interest-bearing liabilities	(107,497)	11,947	(95,550)	(213,715)	60,418	(153,297)
Change in net interest income prior to consolidation of certain trusts(1)	$18,450	$13,474	$31,924	$6,679	$11,842	$18,521
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

Table 11

	For the Years Ended December 31,
	2021		2020		2019
	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income/yield	$220,775	0.94%	$190,588	0.85%	$173,135	0.87%
Net effects of consolidated trusts	(4,864)	0.02%	(6,601)	0.02%	(7,669)	0.03%
Expense related to undesignated financial derivatives	2,841	0.01%	3,468	0.02%	(5,095)	(0.03)%
Amortization of premiums/discounts on assets consolidated at fair value	(45)	—%	197	—%	398	—%
Amortization of losses due to terminations or net settlements on financial derivatives	446	—%	120	—%	(68)	—%
Fair value changes on fair value hedge relationships	1,515	0.01%	9,184	0.04%	7,907	0.04%
Net effective spread	$220,668	0.98%	$196,956	0.93%	$168,608	0.91%

The $23.7 million year-over-year increase in net effective spread in dollars was primarily due to an increase of $16.7 million from net new business volume and a $6.3 million decrease in non-GAAP funding costs. In percentage terms, the year-over-year increase of 0.05% was primarily attributable to an increase of 0.04% in net new business volume and a decrease of 0.01% in funding costs.

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

Provision for and Release of Allowance for Losses and Reserve for Losses. The following table summarizes the components of Farmer Mac's total allowance for losses for each year in the three-year period ended December 31, 2021:

Table 12

	Allowance for Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Balance as of January 1, 2019	$7,017	$2,167	$9,184
Provision for/(release of) losses	3,504	(3)	3,501
Charge-offs	(67)	—	(67)
Balance as of December 31, 2019	$10,454	$2,164	$12,618
Cumulative effect adjustment from adoption of current expected credit loss standard	1,793	863	2,656
Adjusted beginning balance	$12,247	$3,027	$15,274
Provision for losses	7,810	250	8,060
Charge-offs	(5,759)	—	(5,759)
Balance as of December 31, 2020	$14,298	$3,277	$17,575
Release of losses	(860)	(1,327)	(2,187)
Recovery	1,054	—	1,054
Charge-offs	—	—	—
Balance as of December 31, 2021	$14,492	$1,950	$16,442

See Notes 8 and 12 to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans and Guarantees."

Guarantee and Commitment Fees.  The following table presents guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs, for the years ended December 31, 2021, 2020, and 2019:

Table 13

	For the Years Ended December 31,
	2021	2020	2019
	(in thousands)
Guarantee and commitment fees	$12,669	$12,549	$13,666

Guarantee and commitment fees were relatively flat for the year ended December 31, 2021 compared to 2020, which was due to stability in the average outstanding balance of LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities during 2021. As adjusted for the core earnings presentation, guarantee and commitment fees were $17.5 million for the year ended December 31, 2021, respectively, compared to $19.2 million and $21.3 million for the 2020 and 2019, respectively. In Farmer Mac's presentation of core earnings, guarantee and commitment fees include interest income and interest expense related to consolidated trusts owned by third parties to reflect management's view that the net interest income Farmer Mac earns is effectively a guarantee fee on those consolidated Farmer Mac Guaranteed Securities.

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

(Losses)/gains on financial derivatives.  The components of gains and losses on financial derivatives for the years ended December 31, 2021, 2020, and 2019 are summarized in the following table:

Table 14

	For the Years Ended December 31,
	2021	2020	2019
	(in thousands)
(Losses)/gains due to fair value changes	$(5,103)	$(3,691)	$10,077
Accrual of contractual payments	2,841	3,468	(5,095)
(Losses)/gains due to terminations or net settlements	(1,086)	(23)	300
(Losses)/gains on financial derivatives	$(3,348)	$(246)	$5,282

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

Gains on Sale of Mortgage Loans

Table 15

	For the Years Ended December 31,
	2021	2020	2019
	(in thousands)
Gain on sale of mortgage loans	$6,539	$—	$—

In fourth quarter 2021, Farmer Mac executed a newly-designed structured securitization of a $299.4 million pool of Farm & Ranch loans. The transaction was structured into two pass-through tranches, Class A and Class B, each of which were sold to third-party investors in the capital markets, as well as an interest-only Farmer Mac Guaranteed Security ("IO-FMGS") that Farmer Mac retained. The Class A tranche makes up 92.5% of the pool and is guaranteed as to principal and interest by Farmer Mac. The IO-FMGS is guaranteed as to interest by Farmer Mac. The Class B tranche makes up the remaining 7.5% of the pool and is subordinated in right of interest and principal payments in the event of a shortfall to the Class A tranche and the IO-FMGS. As a result of this transaction, Farmer Mac recognized the following:

1.A guarantee obligation and corresponding guarantee fee related to the Farmer Mac-guaranteed Class A tranche;
2.A servicing asset and corresponding servicing fee related to Farmer Mac’s role as master servicer for the entire pool and as central servicer for the portion of the pool for which it serves as central servicer; and
3.A security representing the IO-FMGS.

These assets and liabilities were initially recorded on the balance sheet at fair value.

Other Income. The following table presents other income for the years ended December 31, 2021, 2020, and 2019:

Table 16

	For the Years Ended December 31,
	2021	2020	2019
	(in thousands)
Late fees	$951	$1,292	$1,135
Servicing fees	291	—	—
Mortgage servicing rights amortization	(128)	—	—
Other	955	2,195	769
Total other income	$2,069	$3,487	$1,904

The decrease in other income for the year ended December 31, 2021 compared to 2020 is primarily due to a decrease in rate modification fees on Farm & Ranch loans.

Operating Expenses. The components of operating expenses for the years ended December 31, 2021, 2020, and 2019 are summarized in the following table:

Table 17

	For the Years Ended December 31,
	2021	2020	2019
	(in thousands)
Compensation and employee benefits	$42,847	$36,502	$28,762
General and administrative	27,507	21,976	20,311
Regulatory fees	3,062	2,925	2,788
Total Operating Expenses	$73,416	$61,403	$51,861

a.Compensation and Employee Benefits. The increase in compensation and employee benefits expenses for 2021 compared to 2020 was due to increased headcount. We hired 32 net new employees this year, including ten new employees in connection with the strategic acquisition of loan servicing rights in third quarter 2021. The increase in compensation and employee benefits expenses for 2020 compared to 2019 was primarily due to increased headcount in the current period, higher bonus expense, and severance payments made to an executive who resigned in first quarter 2020.

b.General and Administrative Expenses (G&A). The increase in G&A expenses for 2021 compared to 2020 was primarily due to increased spending on software licenses, information technology and other consultants to support growth and strategic initiatives. We entered into a transition services agreement in connection with the strategic acquisition of loan servicing rights in third quarter 2021. Under that agreement, we have agreed to pay $1.25 million to the seller of the servicing rights in installments through December 31, 2022 for continuing transition assistance. The increase in G&A expenses for 2020 compared to 2019 was primarily due to increased spending on software licenses and information technology consultants to support growth and strategic initiatives

Income Tax Expense. The following table presents income tax expense and the effective income tax rate for the years ended December 31, 2021, 2020, and 2019:

Table 18

	For the Years Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Income tax expense	$35,353	$28,785	$29,105
Effective tax rate	21.1%	20.9%	20.9%

Business Volume.

The following table sets forth the net growth or decrease in Farmer Mac's lines of business for the years ended December 31, 2021 and 2020:

Table 19

Net New Business Volume
		For the Years Ended December 31,
		2021	2020
	On or Off Balance Sheet	Net Growth/(Decrease)	Net Growth/(Decrease)
		(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans	On-balance sheet	$795,216	$917,071
Loans held in consolidated trusts:
Beneficial interests owned by third-party investors	On-balance sheet	(338,422)	(313,872)
IO-FMGS	On-balance sheet	12,297	—
USDA Securities	On-balance sheet	(41,614)	256,461
AgVantage Securities	On-balance sheet	300,000	(350,000)
LTSPCs and unfunded commitments	Off-balance sheet	272,189	(78,106)
Farmer Mac Guaranteed Securities	Off-balance sheet	199,748	(117,927)
Loans serviced for others	Off-balance sheet	22,331	—
Total Farm & Ranch		$1,221,745	$313,627
Corporate AgFinance:
Loans	On-balance sheet	$213,761	$296,682
AgVantage Securities	On-balance sheet	(376,646)	28,364
Unfunded Loan Commitments	Off-balance sheet	36,604	10,466
Total Corporate AgFinance		$(126,281)	$335,512
Total Agricultural Finance		$1,095,464	$649,139
Rural Infrastructure Finance:
Rural Utilities:
Loans	On-balance sheet	$114,996	$525,886
AgVantage Securities	On-balance sheet	467,425	(376,096)
LTSPCs and Unfunded Loan Commitments	Off-balance sheet	412	(52,854)
Farmer Mac Guaranteed Securities	Off-balance sheet	(1,657)	(3,155)
Total Rural Utilities		$581,176	$93,781
Renewable Energy:
Loans	On-balance sheet	$13,728	$63,233
Unfunded Loan Commitments	Off-balance sheet	—	—
Total Renewable Energy		$13,728	$63,233
Total Rural Infrastructure Finance		$594,904	$157,014
Total		$1,690,368	$806,153
Farmer Mac's outstanding business volume was $23.6 billion as of December 31, 2021, a net increase of $1.7 billion from December 31, 2020 after taking into account all new business, maturities, sales, and paydowns on existing assets.

The $1.2 billion net increase in Farm & Ranch was comprised of $5.9 billion of new purchases and guarantees, partially offset by $4.7 billion of scheduled maturities, repayments, and sales. Farmer Mac purchased a total of $2.1 billion in loans, which was primarily driven by farm real estate acquisitions due to improved borrower economics as well as a continued competitive interest rate environment resulting in demand for long-term financing solutions. The $2.1 billion in gross Farm & Ranch loan purchases was partially offset by $1.3 billion in scheduled maturities, repayments, and sales, including the sale of $299.4 million of agricultural mortgage loans through Farmer Mac's newly-designed structured securitization executed in the fourth quarter. The securitization resulted in $289.5 million in Farmer Mac Guaranteed Securities backed by the sold loans.

Farmer Mac also purchased a total of $2.2 billion in AgVantage Securities, which primarily reflected the refinancing of maturing securities as well as financial counterparties seeking additional short-term, low-cost securities to manage their asset-liability maturity profile. The $2.2 billion in gross purchases was partially offset by $1.9 billion in scheduled maturities. While the short-term nature of the AgVantage securities added during 2021 may create volatility in AgVantage volumes, Farmer Mac does not anticipate a material impact to its net effective spread given the low-cost nature of these securities due to the short maturity profile.

Farmer Mac entered into $788.3 million of new LTSPCs, which was offset by $516.1 million of maturities on existing LTSPCs. The new volume in LTSPCs during 2021 was driven primarily by Farm Credit System institutions seeking credit risk management solutions to address increasing commodity and borrower hold limits resulting from strong loan growth in in their regional portfolios.

The $126.3 million net decrease in Corporate AgFinance was comprised of $880.2 million of new loan and AgVantage security purchases, which was offset by $1.0 billion of scheduled maturities, repayments, and sales. Farmer Mac purchased a total of $314.9 million in AgVantage Securities, which was offset by $691.6 million in scheduled maturities and repayments. This net decrease in AgVantage Securities was primarily due to improved borrower economics that reduced the demand for higher priced institutional financing, counterparties diversifying wholesale funding sources, and competitive funding availability for institutional counterparties.

Farmer Mac purchased a total of $509.1 million in Corporate AgFinance loans in furtherance of Farmer Mac's strategic initiative to support larger and more complex farming operations, agribusinesses focused on agriculture production, food and fiber processing, and other supply chain production. The $509.1 million in gross purchases was partially offset by $295.4 million in scheduled maturities and repayments.

The $581.2 million net increase in Rural Utilities was comprised of $1.8 billion of new purchases and guarantees, which was partially offset by $1.2 billion of scheduled maturities and repayments. Farmer Mac purchased a total of $1.5 billion in AgVantage Securities which was partially offset by $982.6 million in scheduled maturities. The net increase in AgVantage Securities of $467.4 million was a result of a key counterparty proactively managing its capital structure as well as Farmer Mac's ability to offer competitively priced financing structures.

Farmer Mac purchased a total of $313.4 million in Rural Utilities loans, which was fueled by a competitive interest rate environment resulting in demand for long-term financing solutions for planned maintenance, capital expenditures, and refinancing higher cost debt. The $313.4 million in loan purchases was partially offset by $198.4 million in scheduled maturities and repayments.

The $13.7 million net increase in Renewable Energy was comprised of $43.6 million of new loan purchases, which was partially offset by $29.9 million of repayments.

Farmer Mac's outstanding business volume was $21.9 billion as of December 31, 2020, a net increase of $806.2 million from December 31, 2019 after taking into account all new business, scheduled maturities, sales, and paydowns on existing assets.

The $313.6 million net increase in Farm & Ranch was comprised of $3.8 billion of new purchases and guarantees, partially offset by $3.5 billion of scheduled maturities and repayments.

The $335.5 million net increase in Corporate AgFinance was comprised of $899.4 million of new purchases, which was partially offset by $563.9 million of scheduled maturities and repayments.

The $93.8 million net increase in Rural Utilities was comprised of $949.3 million of new purchases and guarantees, which was partially offset by $855.5 million of scheduled maturities and repayments.

The $63.2 million net increase in Renewable Energy was comprised of $64.3 million of new purchases, which was partially offset by $1.1 million of repayments.

The level and composition of Farmer Mac’s outstanding business volume is based on the relationship between new business, scheduled maturities, and repayments on existing assets from year to year. This relationship in turn depends on a variety of factors both internal and external to Farmer Mac. The external factors include general market forces, competition, and our counterparties’ liquidity needs, access to alternative funding, desired products, and assessment of strategic factors. The internal factors include our assessment of profitability, mission fulfillment, credit risk, and customer relationships. For more information about potential growth opportunities in Farmer Mac's lines of business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook" in this report.

The following table sets forth information about the Farmer Mac Guaranteed Securities issued during the periods indicated:

Table 20

	For the Years Ended December 31,
	2021		2020	2019
	(in thousands)
AgVantage securities	$3,919,907		$1,298,751	$2,258,550
Structured securitization transactions	289,519		—	—
Loans securitized and held in consolidated trusts with beneficial interests owned by third parties	113,175		165,054	263,561
Farmer Mac Guaranteed USDA Securities	—		—	57,853
Total Farmer Mac Guaranteed Securities Issuances	$4,322,601	$4,322,601	$1,463,805	$2,579,964

Farmer Mac either retains the loans it purchases or securitizes them and retains or sells Farmer Mac Guaranteed Securities backed by those loans. During 2021, Farmer Mac executed a structured securitization transaction, whereby it sold and securitized agricultural mortgage loans resulting in $289.5 million of additional Farmer Mac Guaranteed Securities from this transaction.

During 2021, Farmer Mac realized $5.2 million gain after tax from the sale of Farmer Mac Guaranteed Securities in its structured securitization transaction.

During 2021 and 2020, Farmer Mac realized no gains or losses from the securitization of loans that it holds in consolidated trusts. Farmer Mac consolidates these loans and presents them as "Loans held for investment in consolidated trusts, at amortized cost" on the consolidated balance sheets.

During 2021 and 2020, Farmer Mac realized no gains or losses from the issuance of Farmer Mac Guaranteed USDA Securities, or AgVantage Securities.

The following table sets forth information about outstanding volume in each of Farmer Mac's lines of business as of the dates indicated:

Table 21

Outstanding Business Volume
		As of December 31,
	On or Off Balance Sheet	2021	2020	2019
		(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans	On-balance sheet	$4,775,070	$3,979,854	$3,062,783
Loans held in consolidated trusts:
Beneficial interests owned by third-party investors	On-balance sheet	948,623	1,287,045	1,600,917
IO-FMGS	On-balance sheet	12,297	—	—
USDA Securities	On-balance sheet	2,445,806	2,487,420	2,230,959
AgVantage Securities	On-balance sheet	4,725,000	4,425,000	4,775,000
LTSPCs and unfunded commitments	Off-balance sheet	2,587,154	2,314,965	2,393,071
Farmer Mac Guaranteed Securities	Off-balance sheet	578,358	378,610	496,537
Loans serviced for others	Off-balance sheet	22,331	—	—
Total Farm & Ranch		$16,094,639	$14,872,894	$14,559,267
Corporate AgFinance:
Loans	On-balance sheet	$1,123,300	$909,539	$612,857
AgVantage Securities	On-balance sheet	367,464	744,110	715,746
Unfunded Loan Commitments	Off-balance sheet	47,070	10,466	—
Total Corporate AgFinance		$1,537,834	$1,664,115	$1,328,603
Total Agricultural Finance		$17,632,473	$16,537,009	$15,887,870
Rural Infrastructure Finance:
Rural Utilities:
Loans	On-balance sheet	$2,302,373	$2,187,377	$1,661,491
AgVantage Securities	On-balance sheet	3,033,262	2,565,837	2,941,933
LTSPCs and Unfunded Loan Commitments	Off-balance sheet	556,837	556,425	609,279
Farmer Mac Guaranteed Securities	Off-balance sheet	2,755	4,412	7,567
Total Rural Utilities		$5,895,227	$5,314,051	$5,220,270
Renewable Energy:
Loans	On-balance sheet	$86,763	$73,035	$9,802
Unfunded Loan Commitments	Off-balance sheet	—	—	—
Total Renewable Energy		$86,763	$73,035	$9,802
Total Rural Infrastructure Finance		$5,981,990	$5,387,086	$5,230,072
Total		$23,614,463	$21,924,095	$21,117,942

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities) and LTSPCs, USDA Securities, and Farmer Mac Guaranteed USDA Securities as of December 31, 2021:

Table 22

Schedule of Principal Amortization as of December 31, 2021
	Loans Held	Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed Securities and LTSPCs	USDA Securities and Farmer Mac Guaranteed USDA Securities	Total
	(in thousands)
2022	$380,999	$248,877	$115,980	$745,856
2023	368,059	236,628	118,486	723,173
2024	380,945	210,773	117,940	709,658
2025	406,447	211,653	120,298	738,398
2026	460,738	231,084	126,211	818,033
Thereafter	7,238,941	2,382,578	2,094,717	11,716,236
Total	$9,236,129	$3,521,593	$2,693,632	$15,451,354

Of Farmer Mac's $23.6 billion outstanding principal balance of business volume as of December 31, 2021, $8.1 billion were AgVantage securities included in the Agricultural Finance and Rural Infrastructure Finance lines of business. Unlike business volume in the form of purchased loans, USDA Securities, and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, most AgVantage securities do not require periodic payments of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due. The following table summarizes by maturity date the outstanding principal amount of both on- and off-balance sheet AgVantage securities as of December 31, 2021:

Table 23

AgVantage Balances by Year of Maturity
As of
December 31, 2021
(in thousands)
2022	$2,638,903
2023	1,090,564
2024	796,416
2025	361,025
2026	975,660
Thereafter(1)	2,265,913
Total	$8,128,481
(1)Includes various maturities ranging from 2026 to 2044.

The weighted-average remaining maturity of the outstanding AgVantage securities shown in the table above was 4.7 years as of December 31, 2021.

Related Party Transactions.  As provided by Farmer Mac's statutory charter, only banks, insurance companies, and other financial institutions or similar entities may hold Farmer Mac's Class A voting common stock, and only institutions of the FCS may hold Farmer Mac's Class B voting common stock.  Farmer Mac's charter also provides that holders of Class A voting common stock elect five members of Farmer Mac's 15-member board of directors and that holders of Class B voting common stock elect five members of the board of directors. The ownership of Farmer Mac's two classes of voting common stock is currently concentrated in a small number of institutions. Approximately 53% of the Class A voting common stock is held by four financial institutions, with 31% held by one institution. Approximately 97% of the Class B voting common stock is held by five FCS institutions (two of which are related to each other through a parent-subsidiary relationship).

Unlike some other GSEs, specifically other FCS institutions and the Federal Home Loan Banks, Farmer Mac is not structured as a cooperative owned exclusively by member institutions and established to provide services exclusively to its members. Farmer Mac, as a stockholder-owned, publicly-traded corporation, seeks to fulfill its mission of serving the financing needs of rural America in a way that is consistent with providing a return on the investment of its stockholders, including those who do not directly participate in the secondary market provided by Farmer Mac. Farmer Mac's generally requires most financial institutions that participate in Farmer Mac's Agricultural Finance line of business to own a requisite amount of common stock, based on the size and type of institution. As a result of this requirement, coupled with the ability of holders of Class A and Class B voting common stock to elect two-thirds of Farmer Mac's board of directors, Farmer Mac regularly conducts business with "related parties," including institutions affiliated with members of Farmer Mac's board of directors and institutions that own large amounts of Farmer Mac's voting common stock. Farmer Mac has adopted a Code of Business Conduct and Ethics and other related corporate policies that govern any conflicts of interest that may arise in these transactions, and Farmer Mac's policy is to require that any transactions with related parties be conducted in the ordinary course of business, with terms and conditions comparable to those available to any other counterparty not related to Farmer Mac.

The following table summarizes the material relationships between Farmer Mac and certain related parties. The related parties listed in the table below consist of (1) all holders of at least five percent of a class of Farmer Mac voting common stock as of December 31, 2021 and (2) other institutions that are considered "related parties" through an affiliation with a Farmer Mac director and that have conducted business with Farmer Mac during the two years ended December 31, 2021. The table below does not specify any relationships based on the ownership of Farmer Mac's non-voting common stock or any series of preferred stock.

Table 24

Name of Institution	Ownership of Farmer Mac Voting Common Stock	Affiliation with Any Farmer Mac Directors	Primary Aspects of Institution's Business Relationship with Farmer Mac
AgFirst Farm Credit Bank	84,024 shares of Class B voting common stock (16.79% of outstanding Class B stock and 5.49% of total voting common stock outstanding)	None	In both 2021 and 2020, Farmer Mac earned approximately $1.2 million in fees attributable to transactions with AgFirst, primarily commitment fees for LTSPCs.
AgriBank, FCB	201,621 shares of Class B voting common stock (40.30% of outstanding Class B stock and 13.17% of total voting common stock outstanding)	Farmer Mac director Richard H. Davidson served as director of AgriBank until March 2021 and former Farmer Mac director (through May 2021) Daniel L. Shaw serves as director of AgriBank.	Farmer Mac did not conduct any business with AgriBank during 2021 or 2020.

Name of Institution	Ownership of Farmer Mac Voting Common Stock	Affiliation with Any Farmer Mac Directors	Primary Aspects of Institution's Business Relationship with Farmer Mac
Bath State Bank	Less than 5% ownership	Farmer Mac director Dennis L. Brack serves as a director of Bath State Bank and Bath State Bancorp, the holding company of Bath State Bank.	Farmer Mac purchased $2.3 million and $9.2 million in USDA Securities from Bath State Bank in 2021 and 2020, respectively. Additionally, Farmer Mac purchased $5.0 million in Agricultural Finance mortgage loans from Bath State Bank in 2021. Farmer Mac did not purchase any Agricultural Finance mortgage loans from Bath State Bank in 2020.
CoBank, ACB	163,253 shares of Class B voting common stock (32.63% of outstanding Class B stock and 10.66% of total voting common stock outstanding)	Farmer Mac director Everett M. Dobrinski served as a director of CoBank through December 2019. Although no longer a director of CoBank, Mr. Dobrinski currently serves on CoBank's independent nominating committee that screens and interviews director candidates and recommends a slate of candidates for consideration by CoBank's membership.
Farmer Mac purchased $207.5 million and $416.8 million in participation interests in loans from CoBank in 2021 and 2020, respectively. This represented 60.2% and 56.0% of loan purchases under the Rural Infrastructure Finance line of business for 2021 and 2020, respectively.
Farmer Mac entered into $72.0 million in unfunded commitments from CoBank in 2021. Farmer Mac did not purchase any of these from CoBank in 2020.
In 2021 and 2020, CoBank retained $3.2 million and $2.3 million of servicing fees related to the loan participations sold to Farmer Mac, respectively.
Farm Credit Bank of Texas (FCBT)	38,503 shares of Class B voting common stock (7.70% of outstanding Class B stock and 2.51% of total voting common stock outstanding)	None	In 2021 and 2020, Farmer Mac earned approximately $1.9 million and $1.2 million, respectively, in fees attributable to transactions with FCBT, primarily commitment fees for LTSPCs.
In both 2021 and 2020, FCBT retained approximately $0.1 million in servicing fees for its work as a Farmer Mac servicer.
Matthew 25 Management Corp.	77,412 shares of Class A voting common stock (7.51% of outstanding Class A stock and 5.06% of total voting common stock outstanding)	None	Farmer Mac did not conduct any business with Matthew 25 Management Corp. during 2021 or 2020.
National Rural Utilities Cooperative Finance Corporation (CFC)	81,500 shares of Class A voting common stock (7.91% of outstanding Class A stock and 5.32% of total voting common stock outstanding)	Farmer Mac director Todd P. Ware served as a director of CFC from June 2015 through June 2021.	Transactions with CFC represented 36.9% and 36.7% of loan purchases under the Rural Infrastructure Finance line of business during 2021 and 2020, respectively.
In 2021 and 2020, Farmer Mac earned commitment fees of approximately $1.2 million and $1.3 million, respectively, attributable to transactions with CFC.
In 2021 and 2020, Farmer Mac earned interest income of $50.0 million and $63.1 million, respectively, attributable to AgVantage transactions with CFC.
In both 2021 and 2020, CFC retained approximately $3.3 million in servicing fees for its work as a Farmer Mac servicer.

Name of Institution	Ownership of Farmer Mac Voting Common Stock	Affiliation with Any Farmer Mac Directors	Primary Aspects of Institution's Business Relationship with Farmer Mac
The Vanguard Group, Inc.	66,056 shares of Class A voting common stock (6.41% of outstanding Class A stock and 4.31% of total voting common stock outstanding)	None	Farmer Mac did not conduct any business with The Vanguard Group during 2021 or 2020.
Zions Bancorporation, National Association (Zions)	322,100 shares of Class A voting common stock (31.25% of outstanding Class A stock and 21.04% of total voting common stock outstanding)	None
In 2021 and 2020, Farmer Mac's purchases of on-balance sheet Agricultural Finance mortgage loans from Zions represented approximately 8.0% and 7.1%, respectively, of Agricultural Finance mortgage loan purchase volume for those years. Those purchases represented 5.6% and 6.2%, respectively, of total Agricultural Finance mortgage loan business volume (excluding AgVantage and USDA Securities) for those years. The purchases of USDA Securities from Zions represented approximately 2.1% and 1.4%, respectively, of the USDA Guarantees purchases for the years ended December 31, 2021 and 2020. Transactions with Zions represented 3.4% and 4.1%, respectively, of Farmer Mac's total outstanding business volume as of December 31, 2021 and 2020.

In 2021 and 2020, Zions retained approximately $11.0 million and $11.8 million, respectively, in servicing fees for its work as a Farmer Mac servicer.

As discussed in more detail in Note 2(o) to the consolidated financial statements, Farmer Mac’s consolidated financial statements include the accounts of variable interest entities ("VIEs") in which Farmer Mac determines itself to be the primary beneficiary, including securitization trusts where Farmer Mac shares the power to make decisions about default mitigation with a related party. If that related party status changes, consolidation or deconsolidation of securitization trusts may occur. For more information about related party transactions, see Note 3 to the consolidated financial statements.

Outlook

Farmer Mac continues to provide a stable source of liquidity, capital, and risk management tools as a secondary market that helps meet the financing needs of rural America. The pace and trajectory of Farmer Mac's growth will depend on the capital and liquidity needs of the lending institutions in the agriculture and rural utilities business and the overall financial health of borrowers in the sectors we serve. Farmer Mac foresees opportunities for profitable growth across our lines of business driven by several key factors:

•As agricultural and rural infrastructure lenders seek to manage equity capital and return on equity capital requirements or reduce exposure due to lending or concentration limits, Farmer Mac can provide relief for those institutions through loan and portfolio purchases, participations, guarantees, LTSPCs, or wholesale funding.

•As a result of business and product development efforts and continued interest in the agricultural asset class from institutional investors and nontraditional agricultural real estate lenders, Farmer

Mac's customer base and product set continue to expand and diversify, which may generate more demand for Farmer Mac's products from new sources.

•Farmer Mac's growing relationships with larger regional and national lenders, as well as consolidation within the agricultural lending industry, continue to provide opportunities that could influence Farmer Mac's loan demand and increase the average transaction size within Farmer Mac's lines of business.

•Future growth opportunities in Farmer Mac's Rural Infrastructure Finance line of business may evolve by deepening business relationships with eligible counterparties, financing broadband-related capital expenditures and rural telecommunications facilities, growing opportunities for renewable energy project finance, and exploring new types of loan products. These opportunities may be limited by sector growth, credit quality, and the competitiveness of Farmer Mac's products.

•Expansion and refinancing opportunities for agricultural producers resulting from continued-low interest rates have increased financing requirements for mergers and acquisitions, consolidation, and vertical integration across many sectors of the agricultural industry, which may also generate demand for Farmer Mac's loan products.

•Lower market interest rates have driven a cyclical increase in agricultural loan refinancings over the last two years. Future changes to monetary policy and the overall level of interest rates could impact the pace and timing of Agricultural Finance mortgage loan purchase demand.

As we grow outstanding business volume through the products described above, we are also developing new ways to obtain funding and manage our overall credit risk. In October 2021, we completed a structured agricultural mortgage-backed securitization (AMBS) that included a $277.0 million senior tranche guaranteed by Farmer Mac and a $22.5 million unguaranteed subordinate tranche sold to investors, resulting in the sale of Farm & Ranch loans formerly held on Farmer Mac's balance sheet. During fourth quarter 2021, Farmer Mac recorded a gain on this transaction of $5.2 million after-tax. Farmer Mac will serve as the master servicer of the securitization and as central servicer for a portion of the underlying loan pool. This new source of funding provides us with another tool to help manage capital and credit risk and also provides an investment opportunity for leading institutional investors.

The disruptions from the COVID-19 pandemic experienced during 2020 were significantly moderated during 2021. However, the recent and rapid increase in cases of COVID-19 resulting from variants of coronavirus demonstrates the volatility and uncertainty stemming from the pandemic. Future variants and outbreaks may result in increased market volatility and supply chain disruptions similar to the market dislocations experienced in 2020 and 2021. Farmer Mac's mission is to support rural America, and the disruptions caused by COVID-19 may continue to present new and expanded opportunities for Farmer Mac to help meet the financing needs of rural America while also presenting uncertainties and risks. See "Risk Factors" in Part I, Item 1A of this report for more information about the uncertainties and risks associated with the COVID-19 pandemic on Farmer Mac and its business.

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

During third quarter 2021, we closed on a strategic acquisition that enhanced our operations by expanding our internal loan servicing function and acquiring the loan servicing rights for a sizeable portion of our Farm & Ranch loan and USDA Securities portfolios. This acquisition will increase our interest income on our Farm & Ranch loans and USDA Securities that we service because there will not be any third-party central servicer retaining a central servicer fee on those assets. That increased interest income is expected to be partially offset by the increase in our operating expenses relating to our enhanced internal loan servicing operations. In the short term, we do not expect the effect on core earnings to be significant. In the medium to long term, the effect will depend on the size of our portfolio that we service and the long-run costs of our servicing operations.

Operations. On March 12, 2020, Farmer Mac activated its business continuity plan and has been operating uninterruptedly since then, with most of its employees working remotely throughout 2020 and 2021. Farmer Mac has provided guidance and support to all of its employees to ensure that they have the tools and knowledge needed to effectively work remotely, and Farmer Mac's technology platform and business continuity plan have been functioning as designed in support of all functions of the organization with no material disruption of business. As a secondary market participant in the agricultural and rural utilities lending space, Farmer Mac's business model is already based on a remote interface with its customers and vendors.

Agricultural Industry. Economic conditions throughout the agricultural, food, fuel, and fiber sectors were generally positive throughout 2021. According to USDA estimates, gross farm income increased by 10% in 2021 to a record high of $487.9 billion. Improved commodity prices for grains and animal proteins drove the increase in gross cash receipts, and the increase in gross income was more than enough to offset a 40% decline in direct government payments. The general price rally is largely a function of dwindling global supplies for most major crop commodities. Farm expenses also rose in 2021 for most producers, driven by rising feed, energy, and labor costs. However, growth in income outpaced growth in expense, and net cash farm income increased nearly 15% in 2021 to $134.2 billion, the highest level since 2013. Consumers returned to restaurants and food service establishments in 2021, with a 41% annual increase in retail spending at food service and drinking places according to advance retail sales data from the U.S. Census Bureau. Combined with an annual 8.4% increase in retail spending at food and drinking stores (e.g., grocery), consumers have demonstrated the ability to absorb higher commodity prices in their food budgets in 2021.

The increase in farm profitability combined with low overall interest rates drove a rapid rise in land values and a decrease in farm delinquencies and bankruptcies. Land value survey data from the USDA show a 7.0% increase in average farm real estate values from June 2020 to June 2021. Annual farm real estate value gains were highest in the Northern Plains (9.4%) and the Southern Plains (9.0%), but also strong in Pacific states (8.6%) and the Corn Belt (7.7%). The Federal Reserve Bank of Chicago AgLetter reported an 18% gain in farmland values in the Seventh District (primarily Iowa, Indiana, Illinois, and Wisconsin) between October 2020 and October 2021. Data from the Federal Reserve Bank of Kansas City show a similar rise in land values in the Tenth District (primarily Kansas, Missouri, Nebraska, and Oklahoma). Historically, rising farm real estate values have paired with an increase in real estate secured debt. While regional averages for farmland values provide a good barometer for the overall movement in U.S. farmland values, economic forces affecting land markets are highly localized, and some markets may experience greater volatility than state or national averages indicate.

In its first look at the 2022 farm economy, the USDA projects a tightening profitability outlook. The rapid rise of input costs and interest expense is likely to increase the cost of production in 2022, putting downward pressure on overall net farm income. However, the USDA projects a modest increase in net cash farm income by 1.4% in 2022 to $136.1 billion due to cash revenue rising slightly faster than cash expenses. Fertilizer prices spiked in 2021, with December prices paid by farmers 62% higher than 2020 levels. While fertilizer prices abated somewhat in early 2022, the elevated costs may have already been incurred as prepaid input expense. Interest expense is also seen rising in 2022 due to a combination of higher debt levels and rising short-term borrowing costs. The decline in net cash farm income is modest historically, and most of the USDA's projected financial ratios show a robust food and farm economy in 2022. Farm equity is expected to rise for the third straight year, as forecasts for land values outpace the expected increase in debt utilization. The farm sector's overall working capital and interest expense coverage ratios are expected to reach their highest levels in eight years during 2022.

Economic conditions are likely to bring mixed effects to credit demand in 2022. Strong asset appreciation and rising interest rates could signal a credit cycle expansion as financial decision-makers look to lock in long-term economics for their appreciating farm and agribusiness assets. Farm profitability generally increases asset values and demand for the asset class, which also contributes to increasing credit demand. The low interest rate environment in 2021 increased farmland mortgage refinancing and loan prepayment speeds throughout the year. A reduction in loan refinancing is possible in 2022, as fewer borrowers will economically benefit from refinancing or restructuring their farm debt. This could have mixed effects on mortgage portfolios, potentially lowering new sales and originations but also slowing portfolio prepayments and exits. Finally, a rising yield curve coupled with widening market credit spreads could increase opportunities for corporate and institutional lending, as Farmer Mac's programs become more attractive at higher costs of capital. Combined, these factors are generally supportive of continued net portfolio growth in 2022.

Positive economic conditions improved portfolio performance in 2021, and they could continue to positively impact loan delinquencies and losses into 2022. Farmer Mac's 90-day delinquencies and substandard assets levels improved in fourth quarter 2021 relative to fourth quarter 2020. One-third of the loan volume past due 90-days or more in third quarter 2021 cured or paid off by December 31, 2021. The overall delinquency rate fell from 0.58% of the Farm & Ranch operating segment as of September 30, 2021, to 0.48% of the Farm & Ranch portfolio by December 31, 2021, a significant improvement that follows the seasonal pattern historically observed during the fourth quarter of each year. Year-over-year, the delinquency rate fell by 6 basis points from 0.54% in fourth quarter 2020.

However, the ongoing COVID-19 pandemic and the potential for continued economic and weather-related stress increase the level of uncertainty inherent in the agricultural credit sector and could alter the trajectory of the current agricultural cycle. Another virus resurgence, economic disruption, continued or worsening supply chain disruptions, or long-term damage to secured collateral from drought or wildfires could result in elevated loan delinquencies and a higher percentage of loans rated substandard. Farmer Mac believes that its portfolio continues to be highly diversified, both geographically and by commodity and that its portfolio has been underwritten to high credit quality standards. Therefore, Farmer Mac believes that its portfolio is well-positioned to endure reasonably foreseeable volatility from cyclical and external factors. For more information about the loan balances, loan-to-value ratios, 90-day delinquencies, and substandard asset rate for the Agricultural Finance mortgage loans in Farmer Mac's portfolio as of December 31, 2021, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans and Guarantees."

Exogenous factors facing farm and food producers can create uncertainty and market instability within the sector. External market conditions that could adversely impact the farm and food sectors in 2022 include supply chain disruptions, foreign trade and trade policy, and environmental conditions. The logistics of growing, harvesting, processing, packaging, shipping, storing, and retailing food are complex and intertwined. Labor shortages and transportation disruptions created supply chain stoppages in 2020 and 2021, and they could again challenge producers in 2022. The U.S. agricultural sector has become increasingly dependent on foreign markets as a source of demand, making trade policy increasingly important to farms and food. The USDA reports U.S. agricultural exports in the fiscal year 2021 at $173.5 billion, 35% of the total estimated gross farm income in 2021. The USDA's initial forecast for 2022 is a modest increase in export value, but this outcome could be influenced by foreign relations or foreign economic conditions should they worsen in markets important to exports or imported inputs. For example, U.S. sanctions against Belarus in 2021 create upward pressure on fertilizer prices, and tensions between Ukraine and Russia create uncertainty and volatility in global grain prices.

Severe weather conditions and long-term environmental change continue to shape agricultural sectors. The U.S. experienced 20 separate billion-dollar weather disasters in 2021, the second-highest level in the 40 years tracked by the National Oceanic and Atmospheric Administration behind 2020. Many of those events affected agriculture, including a midwestern derecho, western wildfires, and western drought. Federal crop insurance provides a strong mitigator against this risk, but farmers and ranchers face increasingly-severe weather incidents. Long and persistent drought conditions impacted western agriculture during much of 2021. Although drought conditions improved in fourth quarter 2021 and early weeks of 2022, 12% of the continental U.S. remained in exceptional or extreme drought as of February 1, 2022, according to data from the National Drought Mitigation Center. Extended periods of drought and dryness can reduce agricultural productivity, cause lasting damage to permanent crops like fruit and tree nuts, and result in producers leaving some fields fallow due to lack of water. States also regulate water use, and state laws like California's Sustainable Groundwater Management Act (SGMA) will continue to shape state-led efforts to manage water infrastructure and use. Agricultural production in California, Oregon, Washington, Arizona, and Utah is likely to experience the greatest impact from the 2021 drought and future water management efforts. For loans in areas that commonly experience exceptional drought (primarily in California), Farmer Mac's underwriting process includes an assessment of anticipated long-term water availability for the related property and how that impacts the collateral value and borrower's cash flow position to mitigate that risk. For more information about Farmer Mac's environmental risk mitigation requirements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans and Guarantees—Environmental Considerations."

Rural Infrastructure Industry. Economic conditions affecting the rural infrastructure industry tend to follow those in the general economy. According to data from the U.S. Energy Information Administration, sales and the revenue from the sale of electricity to customers increased by 2.5% and 8.2%, respectively, in 2021 through November compared to 2020. This increase was driven by higher sales to residential markets, a rebound in sales to the industrial sector, and an increase in the retail price of electricity. Overall economic conditions continued to improve throughout 2021, with improved employment, credit, and retail sales activity, but COVID-19 variants and higher inflation continue to impact economic activity. Through December 31, 2021, Farmer Mac had not observed material degradation in the financial performance of its rural infrastructure portfolio.

Prospects for loan growth within the rural infrastructure industry overall appear to be moderate in the near term, as ongoing normal-course capital expenditures related to maintaining and upgrading utility infrastructure continue at typical levels. Farmer Mac's future growth opportunities for financing the electric cooperative industry may be affected by the demand for electric power in rural areas, capital expenditures by electric cooperatives driven by regulatory or technological changes, the continuation of a low interest rate environment compared to historical rates, and competitive dynamics within the rural utilities cooperative finance industry. In December 2020, the Federal Communications Commission's Rural Digital Opportunity Fund (RDOF) auction awarded $9.2 billion in broadband-related operating cost subsidies to winning bidders. As RDOF auction winners submit plans to the FCC and begin development, Farmer Mac could see increased lending activity for rural utilities providers. In addition to RDOF broadband, Farmer Mac could see an increase in financing opportunities to other telecommunications providers to rural areas with wireless broadband increasingly important to economic opportunity and precision agriculture.

The growth in renewable energy generation and deployment of energy storage technologies may help deepen Farmer Mac's relationships with existing customers through new business opportunities. According to data from the U.S. Energy Information Administration, renewable electricity capacity will grow by 48% in the next five years, compared to total electric capacity growth of only 10%. This growth may also broaden Farmer Mac's customer base with cooperative lenders focused on lending to renewable energy customers. In response to this growth, Farmer Mac has deployed new financing products tailored to the renewable energy sector, which represents a new market opportunity for Farmer Mac. Under this new initiative, Farmer Mac's total outstanding loan purchase balance of renewable energy financing transactions was $86.8 million as of December 31, 2021.

Weather is an ongoing source of uncertainty for the utilities sector. Drought, fires, and extreme storms can drive demand, outages, and damage to power and telecommunications facilities. The recent drought and wildfires in California have not materially impacted Farmer Mac's portfolio as of December 31, 2021, nor has damage from Hurricane Ida. Farmer Mac continues to monitor the ongoing effects of the arctic freeze weather event that occurred during mid-February 2021 in the mid-south region, particularly in Texas, on our rural infrastructure portfolio. As of December 31, 2021, our rural infrastructure portfolio exposure in Texas was approximately $428.0 million and split between distribution and generation and transmission cooperatives. Many of these cooperatives were affected in some way by the arctic freeze, including obstacles in receiving fuel for power plants or the inability to obtain contracted electricity, which resulted in rolling blackouts across the state. In June 2021, the governor of Texas signed Texas Senate Bill 1580 into law allowing electric cooperatives impacted by the severe weather event to use securitization financing to recover the extraordinary costs and expenses incurred during the event. In January 2022, the first Texas electric cooperative announced plans to use securitization financing to recover these extraordinary costs. We believe that the current risk ratings applied to our rural infrastructure portfolio reflect any remaining financial stress resulting from the 2021 Texas freeze and elevated energy costs.

Legislative and Regulatory Outlook. Farmer Mac continues to monitor potential legislative and regulatory changes that could affect Farmer Mac or its stakeholders, including:

•Section 1005 of the American Rescue Plan Act of 2021 authorized the USDA to provide debt relief to socially disadvantaged producers who had outstanding principal balances on Farm Service Agency (FSA) loans as of January 1, 2021. In July 2021, a federal judge issued a preliminary injunction that ordered USDA to halt all payments under that debt relief program pending resolution of the constitutional objections raised against the program in ongoing litigation. Congress has proposed replacing Section 1005 of the American Rescue Plan with a new program that provides debt relief to "economically distressed" and "at-risk" farmers. If enacted, this provision could lead to a short-term acceleration in the prepayment of the FSA guaranteed loans in Farmer Mac's USDA Securities portfolio.

•Farmer Mac continues to monitor legislative developments that could lead to changes in the tax code that could affect Farmer Mac’s business. For example, an increase in the U.S. corporate tax rate (currently at 21%) has been proposed in recent years as a possible offset to increased spending on social programs. A proposed 1% excise tax on the fair market value of a corporation's stock repurchased in a taxable year has been considered as well. Farmer Mac has an existing stock buyback program that authorizes up to $9.8 million in repurchases of common stock that expires in March 2023.

•The current farm bill is set to expire in 2023. The farm bill is an omnibus piece of legislation that may impact several programs impacting farm profitability, the vitality of rural communities, and Farmer Mac’s charter. The House and Senate Agriculture Committees are expected to begin consideration of a new farm bill during 2022. Farmer Mac will continue to monitor this legislation for any impact it may have to Farmer Mac and farm profitability.

•Agricultural exports from the United States were valued at more than $177 billion in the fiscal year 2021. The ability to produce food and fiber and transport it efficiently across the globe is critical for the U.S. food and agricultural sectors' competitiveness internationally. In 2021, Congress passed a $550 billion bipartisan infrastructure bill that provides for key investments to improve roads, bridges, freight rail, electric, broadband, ports, and waterways that are expected to support farmers and ranchers' profitability, competitiveness, and access to global markets.

•The prudential regulator of Farmer Mac is expected to undergo significant changes to its board this calendar year. The three-member board of the Farm Credit Administration (FCA) currently has one vacant seat, a member whose term expired in 2018, and a third member whose term expires in May 2022. The two current board members continue to serve until their replacement has been confirmed the U.S. Senate. The Biden Administration is expected to nominate individuals to fill these seats in the future. Changes to the composition of the FCA board may affect Farmer Mac's regulatory environment.

Balance Sheet Review

The following table summarizes the balance sheet as of the periods indicated:

Table 25

	As of			Change
	December 31, 2021		December 31, 2020	$	%
	(in thousands)
Assets
Cash and cash equivalents	$908,785		$1,033,941	$(125,156)	(12)%
Investment securities, net of allowance	3,882,590		3,898,724	(16,134)	—%
Farmer Mac Guaranteed Securities, net of allowance	8,361,798		8,123,493	238,305	3%
USDA Securities	2,440,732		2,480,321	(39,589)	(2)%
Loans, net of allowance	8,300,619		7,248,990	1,051,629	15%
Loans held in trusts, net of allowance	948,059		1,286,156	(338,097)	(26)%
Other	302,908		283,876	19,032	7%
Total assets	$25,145,491	25,145,491	$24,355,501	$789,990	3%
Liabilities
Notes Payable	22,716,156		21,848,917	867,239	4%
Debt securities of consolidated trusts held by third parties	981,379		1,323,786	(342,407)	(26)%
Other	243,543		190,321	53,222	28%
Total liabilities	$23,941,078		$23,363,024	$578,054	2%
Total equity	1,204,413		992,477	211,936	21%
Total liabilities and equity	$25,145,491		$24,355,501	$789,990	3%

Assets. The increase in total assets was primarily attributable to new loan volume.

Liabilities. The increase in total liabilities was primarily due to an increase in total notes payable, to fund the acquisition of loan volume.

Equity. The increase in total equity was primarily due to the issuance of the Series G Preferred Stock, an increase in retained earnings, and an increase in accumulated other comprehensive income.

Risk Management

Credit Risk – Loans and Guarantees.
Agricultural Finance - Direct Credit Exposure

Farmer Mac's direct credit exposure to Agricultural Finance mortgage loans as of December 31, 2021 was $9.8 billion across 48 states. Farmer Mac applies credit underwriting standards and methodologies to help assess exposures to loan purchases, which may include collateral valuation, financial metrics, and other appropriate borrower financial and credit information. For Corporate AgFinance loans, which are often larger loan exposures to agriculture production and agribusinesses that support agriculture production, food and fiber processing, and other supply chain production, and which may have risk profiles that differ from smaller agricultural mortgage loans, Farmer Mac has implemented methodologies and parameters that help assess credit risk based on the appropriate sector, borrower construct, and transaction complexity. For more information about Farmer Mac's underwriting and collateral valuation standards for Agricultural Finance mortgage loans, see "Business—Farmer Mac's Lines of Business—Agricultural

Finance—Underwriting and Collateral Standards—Farm & Ranch" and "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Corporate AgFinance."

Farmer Mac's 90-day delinquency measure includes loans 90 days or more past due, as well as loans in foreclosure and non-performing loans where the borrower is in bankruptcy. For Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure, Farmer Mac's 90-day delinquencies as of December 31, 2021, were $47.3 million (0.48% of the Agricultural Finance mortgage loan portfolio to which Farmer Mac has direct credit exposure), compared to $46.2 million (0.54% of the Agricultural Finance mortgage loan portfolio) as of December 31, 2020. Those 90-day delinquencies were comprised of 32 and 38 delinquent loans as of December 31, 2021 and December 31, 2020, respectively. The increase in 90-day delinquencies was primarily driven by increased delinquencies in crops, permanent plantings, and livestock, partially offset by the payoff of a single delinquent loan in storage and processing. The top ten borrower exposures over 90 days delinquent represented over half of the 90-day delinquencies as of December 31, 2021. Farmer Mac believes that it remains adequately collateralized on its delinquent loans.

Farmer Mac's 90-day delinquency rate as of December 31, 2021 was below Farmer Mac's historical average. In the near-term, our delinquency rate may exceed our historical average due to the impact of adverse weather events and/or supply chain disruptions on the agricultural economy. Farmer Mac's average 90-day delinquency rate as a percentage of its Agricultural Finance mortgage loan portfolio over the last 15 years is approximately 1%. The highest 90-day delinquency rate observed during that period occurred in 2009 at approximately 2%, which coincided with increased delinquencies in loans within Farmer Mac's ethanol loan portfolio.

The following table presents historical information about Farmer Mac's 90-day delinquencies in the Agricultural Finance mortgage loan portfolio compared to the unpaid principal balance of all Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure:

Table 26

	Agricultural Finance Mortgage Loans	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
December 31, 2021	$9,811,749	$47,307	0.48%
September 30, 2021	9,445,359	54,792	0.58%
June 30, 2021	9,056,152	63,076	0.70%
March 31, 2021	8,629,352	72,346	0.84%
December 31, 2020	8,581,181	46,232	0.54%
September 30, 2020	8,249,349	88,041	1.07%
June 30, 2020	8,017,850	68,682	0.86%
March 31, 2020	7,811,594	79,722	1.02%
December 31, 2019	7,776,950	60,954	0.78%

Across all of Farmer Mac's lines of business, 90-day delinquencies represented 0.20% of total outstanding business volume as of December 31, 2021, compared to 0.21% as of December 31, 2020 and 0.29% as of December 31, 2019.

The following table presents outstanding Agricultural Finance mortgage loans and 90-day delinquencies as of December 31, 2021 by year of origination, geographic region, commodity/collateral type, original loan-to-value ratio, and range in the size of borrower exposure:

Table 27

Agricultural Finance Mortgage Loans 90-Day Delinquencies as of December 31, 2021
	Distribution of Agricultural Loans	Agricultural Loans	90-Day Delinquencies(1)	Percentage
	(dollars in thousands)
By year of origination:
2011 and prior	6%	$532,267	$2,906	0.55%
2012	2%	236,822	231	0.10%
2013	3%	331,265	1,107	0.33%
2014	3%	274,519	3,641	1.33%
2015	4%	427,958	10,110	2.36%
2016	7%	666,632	11,075	1.66%
2017	7%	685,753	5,074	0.74%
2018	7%	672,594	2,987	0.44%
2019	10%	954,909	8,713	0.91%
2020	23%	2,288,796	1,463	0.06%
2021	28%	2,740,234	—	0.06%
Total	100%	$9,811,749	$47,307	0.48%
By geographic region(2):
Northwest	13%	$1,271,158	$7,169	0.56%
Southwest	32%	3,127,283	10,279	0.33%
Mid-North	27%	2,650,690	3,979	0.15%
Mid-South	15%	1,511,250	9,872	0.65%
Northeast	4%	408,053	7,296	1.79%
Southeast	9%	843,315	8,712	1.03%
Total	100%	$9,811,749	$47,307	0.48%
By commodity/collateral type:
Crops	50%	$4,916,170	$32,427	0.66%
Permanent plantings	22%	2,180,623	3,567	0.16%
Livestock	19%	1,838,097	10,797	0.59%
Part-time farm	5%	485,342	516	0.11%
Ag. Storage and Processing	4%	377,220	—	—%
Other	—	14,297	—	—%
Total	100%	$9,811,749	$47,307	0.48%
By original loan-to-value ratio:
0.00% to 40.00%	17%	$1,694,247	$2,775	0.16%
40.01% to 50.00%	24%	2,342,658	16,428	0.70%
50.01% to 60.00%	35%	3,412,859	23,706	0.69%
60.01% to 70.00%	21%	2,058,146	4,398	0.21%
70.01% to 80.00%(3)	3%	265,592	—	—%
80.01% to 90.00%(3)	—%	38,247	—	—%
Total	100%	$9,811,749	$47,307	0.48%
By size of borrower exposure(4):
Less than $1,000,000	34%	$3,326,506	$6,632	0.20%
$1,000,000 to $4,999,999	40%	3,897,862	26,068	0.67%
$5,000,000 to $9,999,999	15%	1,501,123	14,607	0.97%
$10,000,000 to $24,999,999	10%	999,255	—	—%
$25,000,000 and greater	1%	87,003	—	—%
Total	100%	$9,811,749	$47,307	0.48%
(1)Includes loans held and loans underlying off-balance sheet Agricultural Finance Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, or in bankruptcy with at least one missed payment, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.
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

Another indicator that Farmer Mac considers in analyzing the credit quality of its Agricultural Finance mortgage loans is the level of internally-rated "substandard" assets, both in dollars and as a percentage of the outstanding portfolio. Assets categorized as "substandard" have a well-defined weakness or weaknesses, and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected. As of December 31, 2021, Farmer Mac's Agricultural Finance mortgage loans (to which it has direct credit exposure) comprising substandard assets were $246.7 million (2.5% of the portfolio), compared to $291.5 million (3.4% of the portfolio) as of December 31, 2020. Those substandard assets comprised 274 loans as of December 31, 2021 and 343 loans as of December 31, 2020.

The decrease of $44.8 million in substandard assets during 2021 was primarily driven by credit upgrades in our off-balance sheet portfolio, partially offset by credit downgrades in our on-balance sheet portfolio. Substandard assets decreased as a percentage of the total on-balance sheet and off-balance sheet portfolios due to a combination of credit upgrades in the off-balance sheet portfolio and growth in both portfolios.

The percentage of substandard assets within the portfolio as of December 31, 2021 was below the historical average. Farmer Mac's average substandard assets as a percentage of its Agricultural Finance mortgage loans over the last 15 years is approximately 4%. The highest substandard asset rate observed during the last 15 years occurred in 2010 at approximately 8%, which coincided with an increase in substandard loans within Farmer Mac's ethanol portfolio. If Farmer Mac's substandard asset rate increases from current levels, it is likely that Farmer Mac's provision to the allowance for loan losses and the reserve for losses will also increase.

Although some credit losses are inherent to the business of agricultural lending, Farmer Mac believes that losses associated with the current agricultural credit cycle will be moderated by the strength and diversity of its portfolio, which Farmer Mac believes is adequately collateralized.

Farmer Mac considers a loan's original loan-to-value ratio as one of many factors in evaluating loss severity. Loan-to-value ratios depend on the market value of a property, as determined in accordance with Farmer Mac's collateral valuation standards. As of December 31, 2021 and December 31, 2020, the average unpaid principal balances for Agricultural Finance mortgage loans outstanding and to which Farmer Mac has direct credit exposure was $790,000 and $742,000, respectively. Farmer Mac calculates the "original loan-to-value" ratio of a loan by dividing the original loan principal balance by the original appraised property value. This calculation does not reflect any amortization of the original loan balance or any adjustment to the original appraised value to provide a current market value. The original loan-to-value ratio of any cross-collateralized loans is calculated on a combined basis rather than on a loan-by-loan basis. The weighted-average original loan-to-value ratio for Agricultural Finance mortgage loans purchased during 2021 was 49%, compared to 54% for loans purchased during 2020. The weighted-average original loan-to-value ratio for Agricultural Finance mortgage loans and loans underlying off-balance sheet Agricultural Finance Guaranteed Securities and LTSPCs was 52% as of both December 31, 2021 and December 31, 2020. The weighted-average original loan-to-value ratio for all 90-day delinquencies was 51% and 50% as of December 31, 2021 and December 31, 2020, respectively.

The weighted-average current loan-to-value ratio (the loan to-value ratio based on original appraised value and current outstanding loan amount adjusted to reflect amortization) for Agricultural Finance mortgage loans and loans underlying off-balance sheet Agricultural Finance Guaranteed Securities and LTSPCs was 47% and 46% as of December 31, 2021 and December 31, 2020, respectively.

The following table presents the current loan-to-value ratios for the Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure, as disaggregated by internally assigned risk ratings:

Table 28

Agricultural Finance Mortgage Loans current loan-to-value ratio by internally assigned risk rating as of December 31, 2021
	Acceptable	Special Mention	Substandard	Total
	(in thousands)
Current loan-to-value ratio(1):
0.00% to 40.00%	$2,761,962	$52,503	$89,018	$2,903,483
40.01% to 50.00%	2,378,511	97,733	58,177	2,534,421
50.01% to 60.00%	2,484,515	90,934	57,317	2,632,766
60.01% to 70.00%	1,427,135	54,072	22,594	1,503,801
70.01% to 80.00%	188,280	22,260	17,123	227,663
80.01% and greater	6,359	805	2,451	9,615
Total	$9,246,762	$318,307	$246,680	$9,811,749
(1)The current loan-to-value ratio is based on original appraised value (or most recently obtained appraisal, if available) and current outstanding loan amount adjusted to reflect loan amortization.

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Agricultural Finance mortgage loans as of December 31, 2021 by year of origination, geographic region, and commodity/collateral type. The purpose of this information is to present information about realized losses relative to original Farm & Ranch purchases, guarantees, and commitments.

Table 29

Agricultural Finance Mortgage Loans Credit Losses Relative to Cumulative
Original Loans, Guarantees, and LTSPCs as of December 31, 2021
	Cumulative Original Loans, Guarantees and LTSPCs	Cumulative Net Credit Losses/(Recoveries)	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
2011 and prior	$16,099,619	$33,785	0.21%
2012	1,161,476	—	—%
2013	1,470,293	—	—%
2014	1,059,486	—	—%
2015	1,227,120	(516)	(0.04)%
2016	1,542,996	—	—%
2017	1,641,538	4,311	0.26%
2018	1,326,813	—	—%
2019	1,533,503	—	—%
2020	2,832,102	—	—%
2021	3,048,399	—	—%
Total	$32,943,345	$37,580	0.11%
By geographic region(1):
Northwest	$4,323,709	$11,191	0.26%
Southwest	11,248,086	8,542	0.08%
Mid-North	8,263,325	17,165	0.21%
Mid-South	4,450,935	(613)	(0.01)%
Northeast	1,753,860	323	0.02%
Southeast	2,903,430	972	0.03%
Total	$32,943,345	$37,580	0.11%
By commodity/collateral type:
Crops	$15,250,131	$2,887	0.02%
Permanent plantings	7,171,387	9,783	0.14%
Livestock	7,322,393	3,836	0.05%
Part-time farm	1,829,054	1,090	0.06%
Ag. Storage and Processing	1,206,989	19,984	1.66%
Other	163,391	—	—%
Total	$32,943,345	$37,580	0.11%
(1)Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Analysis of portfolio performance indicates that commodity type is the primary determinant of Farmer Mac's exposure to loss on a given loan. The following tables present concentrations of Agricultural Finance mortgage loans by commodity type within geographic region and cumulative credit losses by origination year and commodity type:

Table 30

	As of December 31, 2021
	Agricultural Finance Mortgage Loans Concentrations by Commodity Type within Geographic Region
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(dollars in thousands)
By geographic region(1):
Northwest	$634,469	$190,687	$291,914	$105,312	$48,695	$81	$1,271,158
	6.5%	1.9%	3.0%	1.1%	0.5%	—%	13.0%
Southwest	673,514	1,639,929	570,639	96,212	134,629	12,360	3,127,283
	6.9%	16.7%	5.8%	1.0%	1.4%	0.1%	31.9%
Mid-North	2,257,009	11,761	208,460	99,043	72,781	1,636	2,650,690
	23.0%	0.1%	2.1%	1.0%	0.7%	—%	26.9%
Mid-South	835,252	72,925	495,756	64,200	43,086	31	1,511,250
	8.5%	0.7%	5.1%	0.7%	0.4%	—%	15.4%
Northeast	197,876	43,229	79,836	54,097	33,015	—	408,053
	2.0%	0.4%	0.8%	0.6%	0.3%	—%	4.1%
Southeast	318,050	222,092	191,492	66,478	45,014	189	843,315
	3.2%	2.3%	2.0%	0.7%	0.5%	—%	8.7%
Total	$4,916,170	$2,180,623	$1,838,097	$485,342	$377,220	$14,297	$9,811,749
	50.1%	22.1%	18.8%	5.1%	3.8%	0.1%	100.0%
(1)Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Table 31

As of December 31, 2021
Agricultural Loans Cumulative Credit Losses by Origination Year and Commodity Type
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Total
(in thousands)
By year of origination:
2011 and prior	$3,427	$9,783	$3,836	$1,066	$15,673	$33,785
2012	—	—	—	—	—	—
2013	—	—	—	—	—	—
2014	—	—	—	—	—	—
2015	(540)	—	—	24	—	(516)
2016	—	—	—	—	—	—
2017	—	—	—	—	4,311	4,311
2018	—	—	—	—	—	—
2019	—	—	—	—	—	—
2020	—	—	—	—	—	—
2021	—	—	—	—	—	—
Total	$2,887	$9,783	$3,836	$1,090	$19,984	$37,580

For more information about the credit quality of Farmer Mac's Agricultural Finance mortgage loans and the associated allowance for losses please refer to Note 8 and Note 12 to the consolidated financial statements. Activity affecting the allowance for loan losses and reserve for losses is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Provision for and Release of Allowance for Loan Losses and Reserve for Losses."

Rural Infrastructure Finance - Direct Credit Exposure

Farmer Mac's direct credit exposure to Rural Utilities loans held and loans underlying LTSPCs as of December 31, 2021 was $2.9 billion across 45 states. For more information about Farmer Mac's underwriting and collateral valuation standards for Rural Utilities loans, see "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Underwriting and Collateral Standards." As of December 31, 2021, there were no delinquencies in Farmer Mac's portfolio of Rural Utilities loans.

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

Table 32

	Rural Infrastructure Finance portfolio by internally assigned risk rating as of December 31, 2021
	Acceptable	Special Mention	Substandard	Total
	(in thousands)
Distribution Cooperative	$2,166,068	$—	$—	$2,166,068
G&T Cooperative	670,342	—	22,800	693,142
Renewable Energy	86,763	—	—	86,763
Rural Utilities Total	$2,923,173	$—	$22,800	$2,945,973

For more information about the credit quality of Farmer Mac's Rural Infrastructure Finance portfolio and the associated allowance for losses please refer to Notes 8 and 12 of the consolidated financial statements.

Other Considerations Regarding Credit Risk Related to Loans and Guarantees

The credit exposure on USDA Securities, including those underlying Farmer Mac Guaranteed USDA Securities, is guaranteed by the full faith and credit of the United States. Therefore, Farmer Mac believes that we have little or no credit risk exposure to the USDA Securities in the Agricultural Finance line of business because of the USDA guarantee. As of December 31, 2021, Farmer Mac had not experienced any credit losses on any USDA Securities or Farmer Mac Guaranteed USDA Securities and does not expect to incur any such losses in the future. Because we do not expect credit losses on this portfolio, Farmer Mac does not provide an allowance for losses on its portfolio of USDA Securities.

Farmer Mac requires many lenders to make representations and warranties about the conformity of Agricultural Finance mortgage loans and Rural Infrastructure Finance loans to Farmer Mac's standards, the accuracy of loan data provided to Farmer Mac, and other requirements related to the loans. Sellers who make these representations and warranties are responsible to Farmer Mac for breaches of those representations and warranties. Farmer Mac has the ability to require a seller to cure, replace, or repurchase a loan sold or transferred to Farmer Mac if any breach of a representation or warranty is discovered that was material to Farmer Mac's decision to purchase the loan or that directly or indirectly causes a default or potential loss on a loan sold or transferred by the seller to Farmer Mac. During the previous three years ended December 31, 2021, there have been no breaches of representations and warranties by sellers that resulted in Farmer Mac requiring a seller to cure, replace, or repurchase a loan. In addition to relying on the representations and warranties of sellers, Farmer Mac also underwrites the Agricultural Finance mortgage loans (other than rural housing and part-time farm mortgage loans) and Rural Infrastructure Finance loans on which it has direct credit exposure. For rural housing and part-time farm mortgage loans, Farmer Mac relies on representations and warranties from the seller that those loans conform to Farmer Mac's specified underwriting criteria. For more information about Farmer Mac's loan eligibility requirements and underwriting standards, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Loan Eligibility," "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Farm & Ranch," "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Corporate AgFinance," and "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Underwriting and Collateral Standards."

Under contracts with Farmer Mac and in consideration for servicing fees, Farmer Mac-approved servicers service loans in accordance with Farmer Mac's requirements. Servicers are responsible to Farmer Mac for serious errors in the servicing of those loans. If a servicer materially breaches the terms of its servicing agreement with Farmer Mac, such as failing to forward payments received or releasing collateral without

Farmer Mac's consent, or experiences insolvency or bankruptcy, the servicer is responsible for any corresponding damages to Farmer Mac and, in most cases, Farmer Mac has the right to terminate the servicing relationship for a particular loan or the entire portfolio serviced by the servicer. Farmer Mac also can proceed against the servicer in arbitration or exercise any remedies available to it under law. During the previous three years ended December 31, 2021, Farmer Mac had not exercised any remedies or taken any formal action against any servicers. For more information about Farmer Mac's servicing requirements, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Loan Servicing" and "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Lenders and Loan Servicing."

Environmental Considerations

For loans purchased by Farmer Mac in its Agricultural Finance line of business, Farmer Mac has outlined specific requirements for environmental compliance. Sellers seeking to sell Agricultural Finance mortgage loans to Farmer Mac must complete an environmental disclosure form and ensure that properties securing these loans are in full compliance with applicable permitting requirements and have necessary access to proper waste disposal. Farmer Mac requires sellers to make representations and warranties that it has physically inspected the property prior to sale to ensure that the borrower has handled any hazardous materials on the property (including the waters adjacent) only as necessary to operate the property and in compliance with applicable environmental laws. Farmer Mac also requires sellers to monitor each borrower's continuing compliance with environmental laws and regulations by performing annual inspections throughout the life of the loan. Farmer Mac also requires that each mortgage note prohibit the use, disposal, storage, or release of hazardous substances on the property except for small amounts appropriate for the maintenance of the property.

For Agricultural Finance mortgage loans secured by irrigated property, Farmer Mac requires the seller to prepare an analysis for water rights and water sustainability for the borrower's operation for the life of the loan. This analysis must include pump and well tests for groundwater sources and legally-documented easements or agreements for off-site water sources. For loans secured by properties where water availability may be a concern (primarily California), Farmer Mac's underwriting process includes an assessment of anticipated long-term water availability for the related property and how that impacts the collateral value and borrower's cash flow position to mitigate that risk. As part of this process, Farmer Mac may conduct, or require the seller to conduct, an in-depth groundwater availability analysis.

Credit Risk – Counterparty Risk.  Farmer Mac is exposed to credit risk arising from its business relationships with other institutions, which include:

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

In the event of a default on an AgVantage security, Farmer Mac would have recourse to the pledged collateral and have rights to the ongoing borrower payments of principal and interest. As a result, Farmer Mac has indirect credit exposure to the Agricultural Finance mortgage loans and Rural Utilities loans that secure AgVantage securities. For AgVantage counterparties that are institutional real estate investors or financial funds and other similar entities, Farmer Mac also typically requires that the counterparty (1) maintain a higher collateralization level, through either a higher overcollateralization percentage or lower loan-to-value ratio thresholds and (2) comply with specified financial covenants for the life of the related AgVantage security to avoid default. As of December 31, 2021, Farmer Mac had not experienced any credit losses on any AgVantage securities. For a more detailed description of AgVantage securities, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Other Products – Agricultural Finance—AgVantage Securities" and "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Other Products – Rural Infrastructure Finance—AgVantage Securities."

The unpaid principal balance of outstanding on-balance sheet AgVantage securities secured by loans eligible for the Agricultural Finance line of business totaled $5.1 billion as of December 31, 2021 and $5.2 billion as of December 31, 2020. The unpaid principal balance of on-balance sheet AgVantage securities secured by loans eligible for the Rural Infrastructure Finance line of business totaled $3.0 billion as of December 31, 2021 and $2.6 billion as of December 31, 2020. The unpaid principal balance of outstanding off-balance sheet AgVantage securities totaled $2.8 million as of December 31, 2021 and $4.4 million as of December 31, 2020.

The following table provides information about the issuers of AgVantage securities and the required collateralization levels for those transactions as of December 31, 2021 and December 31, 2020:

Table 33

	As of December 31, 2021		As of December 31, 2020
Counterparty	Balance	Required Collateralization	Balance	Required Collateralization
	(dollars in thousands)
AgVantage:
CFC	$3,036,017	100%	$2,570,249	100%
MetLife	2,050,000	103%	2,375,000	103%
Rabo AgriFinance	2,550,000	110%	2,050,000	110%
Other(1)	492,464	106% to 125%	744,110	106% to 125%
Total outstanding	$8,128,481		$7,739,359
(1)Consists of AgVantage securities issued by 13 and 10 different issuers as of December 31, 2021 and December 31, 2020, respectively.

Farmer Mac manages institutional credit risk related to lenders and servicers by requiring those institutions to meet Farmer Mac's standards for creditworthiness. Farmer Mac monitors the financial condition of those institutions by evaluating financial statements and credit rating agency reports.  For more information about Farmer Mac's lender eligibility requirements, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Lenders" and "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Lenders and Loan Servicing."

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

Credit Risk – Other Investments. As of December 31, 2021, Farmer Mac had $0.9 billion of cash and cash equivalents and $3.9 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's internal policies as well as FCA's Liquidity and Investment Regulations. In addition to establishing a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize Farmer Mac's exposure to financial market volatility, preserve capital, and support Farmer Mac's access to the debt markets.

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

The Liquidity and Investment Regulations and Farmer Mac's internal policies also establish concentration limits, which are intended to limit exposure to any single entity, issuer, or obligor. The Liquidity and Investment Regulations limit Farmer Mac's total credit exposure to any single entity, issuer, or obligor of securities to 10% of Farmer Mac's regulatory capital ($121.7 million as of December 31, 2021). However, Farmer Mac's current policy limits this total credit exposure to 5% of its regulatory capital ($60.8 million as of December 31, 2021). These exposure limits do not apply to obligations of U.S. government agencies or GSEs, although Farmer Mac's current policy restricts investing more than 100% of regulatory capital in the senior non-convertible debt securities of any one GSE.

Although the Liquidity and Investments Regulations do not establish limits on the maximum amount, expressed as a percentage of Farmer Mac's investment portfolio, that can be invested in each eligible asset class, Farmer Mac's internal policies set forth asset class limits as part of Farmer Mac's overall risk management framework.

Interest Rate Risk.  Farmer Mac is subject to interest rate risk on all interest-earning assets on its balance sheet because of timing differences in the cash flows due to maturity, paydown, or repricing of the assets and debt together with financial derivatives. Cash flow mismatches due to changing interest rates can reduce the earnings of Farmer Mac if assets prepay sooner than expected and the resulting cash flows must be reinvested in lower-yielding investments when Farmer Mac's funding costs cannot be correspondingly reduced. Alternatively, Farmer Mac could realize a decline in income if assets repay more slowly than originally forecasted and the associated maturing debt must be replaced by debt issuances at higher interest rates.

Interest Rate Risk Management

The goal of interest rate risk management at Farmer Mac is to manage the balance sheet in a manner that generates stable earnings and value across a variety of interest rate environments. Recognizing that interest rate sensitivities may change with the passage of time and as interest rates change, Farmer Mac regularly assesses this exposure and, if necessary, adjusts its portfolio of interest-earning assets, debt, and financial derivatives.

Farmer Mac's objective is to maintain its exposure to interest rate risk within appropriate limits, as approved by Farmer Mac's board of directors. Farmer Mac's management-level Asset and Liability Committee ("ALCO") provides oversight, establishes guidelines, and approves strategies to maintain interest rate risk within the board-established limits.

Farmer Mac's primary strategy for managing interest rate risk is to fund asset purchases with debt that together with financial derivatives have similar duration and convexity characteristics and help mitigate impacts from interest rate changes across the yield curve. As part of this debt issuance strategy, Farmer Mac seeks to issue debt securities across a variety of maturities that together with financial derivatives closely align the forecasted debt and financial derivative cash flows with forecasted asset cash flows.

Farmer Mac issues discount notes and both callable and non-callable medium-term notes across a spectrum of maturities to execute its debt issuance strategy. Callable debt is issued to mitigate prepayment risk associated with certain interest-earning assets held on balance sheet. In general, as interest rates decline, prepayments typically increase, and Farmer Mac is able to economically extinguish certain callable debt issuances. In addition, Farmer Mac enters into financial derivatives, primarily interest rate swaps, to better match the durations of Farmer Mac's assets and liabilities, thereby reducing overall sensitivity to changing interest rates.

Taking into consideration the prepayment provisions and the default probabilities associated with its portfolio of interest-earning assets, Farmer Mac incorporates behavioral prepayment models when projecting and valuing cash flows associated with these assets. In recognition that borrowers' behaviors in various interest rate environments may change over time, Farmer Mac periodically evaluates the effectiveness of these models compared to actual prepayment experience and adjusts and refines the models as necessary to improve the precision of future prepayment forecasts.

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

Farmer Mac's $0.9 billion of cash and cash equivalents mature within three months and are generally funded with debt having similar maturities. As of December 31, 2021, $2.9 billion of the $3.9 billion of investment securities (74%) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year. Farmer Mac's floating rate investment securities are funded with floating rate debt that closely matches the rate adjustment frequency of the associated investments. The fixed rate investment securities are generally funded in a manner consistent with Farmer Mac's overall funding strategy that approximates a duration and convexity match.

Interest Rate Risk Metrics

Farmer Mac regularly evaluates and conducts interest rate shock simulations on its portfolio of financial assets, debt, and financial derivatives and examines a variety of metrics to quantify and manage its exposure to interest rate risk. These metrics include sensitivity to interest rate movements on the market value of equity ("MVE") and forecasted net effective spread ("NES") as well as a duration gap analysis.

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

Duration is a measure of a financial instrument's fair value sensitivity to small changes in interest rates. Duration gap is calculated using the net estimated durations of Farmer Mac's interest-earning assets, debt, and financial derivatives. Duration gap quantifies the extent to which estimated fair value sensitivities are matched for interest-earning assets, debt and financial derivatives. Duration gap provides a relatively concise measure of the interest rate risk inherent in Farmer Mac's outstanding portfolio.

A positive duration gap denotes that the duration of Farmer Mac's interest-earning assets is greater than the duration of its debt and financial derivatives. A positive duration gap indicates that with small changes in interest rate movements the fair value change of Farmer Mac's interest-earning assets is more sensitive than the fair value change of its debt and financial derivatives. Conversely, a negative duration gap indicates that with small changes in interest rate movements the fair value change of Farmer Mac's interest-earning assets are less sensitive than the fair value change of its debt and financial derivatives. A duration gap of zero indicates that with small changes in interest rate movements the fair value change of Farmer Mac's interest-earning assets is effectively offset by the fair value change of its debt and financial derivatives.

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

The following schedule summarizes the results of Farmer Mac's MVE and NES sensitivity analysis as of December 31, 2021 and December 31, 2020 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

Table 34

	Percentage Change in MVE from Base Case
Interest Rate Scenario(1)	As of December 31, 2021	As of December 31, 2020(1)
+100 basis points	3.7%	4.9%
-100 basis points	(0.1)%	(0.2)%

	Percentage Change in NES from Base Case
Interest Rate Scenario	As of December 31, 2021	As of December 31, 2020(1)
+100 basis points	6.6%	3.9%
-100 basis points	(0.1)%	—%
(1)The down 100 basis points shock scenario was replaced in 2020 with a proportional shock relative to 50% of the 3-month Treasury bill rate, with the approval of the Financial Risk Committee of the Board of Directors. The replacement down shock scenario was negative 2 basis point as of December 31, 2021 and negative 4 basis points as of December 31, 2020.

As of December 31, 2021, Farmer Mac's duration gap was negative 1.5 months, compared to negative 1.6 months as of December 31, 2020. Farmer Mac updated its duration gap measure to interest-earning assets, debt, and financial derivatives as of December 31, 2020. Interest rates within the yield curve increased significantly during 2021 with the 2-year and 10-year U.S. Treasury Note yield-to-maturity increasing by approximately 61 basis points and 59 basis points, respectively, versus year-end 2020. This rate movement contributed to extending the duration of Farmer Mac's funded assets compared to its debt and financial derivatives, thereby narrowing Farmer Mac's duration gap.

Financial Derivatives Transactions

The economic effects of financial derivatives are included in Farmer Mac's MVE, NES, and duration gap analyses. Farmer Mac enters into the following types of financial derivative transactions principally to protect against risk from the effects of market price or interest rate movements on the value of interest-earning assets, future cash flows, and debt issuance, and not for trading or speculative purposes:

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

As of December 31, 2021, Farmer Mac had $17.5 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to just over thirty years, of which $7.0 billion were pay-fixed interest rate swaps, $8.8 billion were receive-fixed interest rate swaps, and $1.6 billion were basis swaps.

Farmer Mac enters into interest rate swaps to more closely match the cash flow and duration characteristics of its interest-earning assets with those of its debt. For example, Farmer Mac transacts pay-fixed interest rate swaps and issues floating rate debt to effectively create fixed rate funding that approximately matches the duration of the corresponding fixed rate assets being funded. Farmer Mac evaluates the overall cost of using interest rate swaps in conjunction with debt issuance as a funding alternative to duration-matched debt and enters into interest rate swaps to manage interest rate risks across the balance sheet.

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

As discussed in Note 6 to the consolidated financial statements, all financial derivatives are recorded on the balance sheet at fair value as derivative assets or as derivative liabilities. Changes in the fair values of undesignated financial derivatives are reported in "(Losses)/gains on financial derivatives" in the consolidated statements of operations. For financial derivatives designated in fair value hedge accounting relationships, changes in the fair values of the hedged items related to the risk being hedged are reported in "Net interest income" in the consolidated statements of operations. Interest accruals on derivatives designated in fair value hedge accounting relationships are also recorded in "Net interest income" in the consolidated statements of operations. For financial derivatives designated in cash flow hedge accounting relationships, the unrealized gain or loss on the derivative is recorded in other comprehensive income. Because the hedging instrument is an interest rate swap and the hedged forecasted transactions are future interest payments on floating rate debt, amounts recorded in accumulated other comprehensive income are reclassified to "Total interest expense" in conjunction with the recognition of interest expense on the debt. All of Farmer Mac's interest rate swap transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty. As of both December 31, 2021 and December 31, 2020, Farmer Mac had no uncollateralized net exposures based on the mark-to-market value of the portfolio of interest rate swaps

Re-funding and repricing risk

Farmer Mac is subject to re-funding and repricing risk on any floating rate assets that are not funded to contractual maturity. Re-funding and repricing risk arises from potential changes in funding costs resulting from a funding strategy whereby Farmer Mac issues floating rate debt across a variety of maturities to fund floating rate or synthetically floating rate assets that on average may have longer maturities. Changes in Farmer Mac's funding costs relative to the benchmark market index rate to which the assets are indexed can cause changes to net interest income when debt matures and is reissued at then current interest rates to continue funding those assets.

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

As of December 31, 2021, Farmer Mac held $5.3 billion of floating rate assets in its lines of business and its investment portfolio that reset based on floating rate market indices, such as LIBOR or SOFR. As of the same date, Farmer Mac also had $7.0 billion of interest rate swaps outstanding where Farmer Mac pays a fixed rate of interest and receives a floating rate of interest, primarily LIBOR or SOFR.

Discontinuation of LIBOR

As described in "Risk Factors—Market Risk" in Part I, Item 1A, Farmer Mac faces risks associated with the reform, replacement, or discontinuation of the LIBOR benchmark interest rate and the transition to an alternative benchmark interest rate. Farmer Mac is evaluating the potential effect on our business of the replacement of the LIBOR benchmark interest rate, including the possibility of replacement benchmark interest rates.

As of December 31, 2021, Farmer Mac held $3.6 billion of floating rate assets in its lines of business and its investment portfolio, had issued $1.1 billion of floating rate debt, and had entered into $13.7 billion notional amount of interest rate swaps, each of which reset based on LIBOR. In addition, our Non-Cumulative Series C Preferred Stock currently pays a fixed rate of interest until July 17, 2024. It becomes redeemable at our option on July 18, 2024 and thereafter pays interest at a floating rate equal to three-month LIBOR plus 3.260%.

The market transition away from LIBOR and towards alternative benchmark interest rate indices that may be developed is expected to be complicated and may require the development of term and credit adjustments to accommodate for differences between the benchmark interest rate indices. The transition may also result in different financial performance for existing transactions, require different hedging strategies, or require renegotiation of existing transactions. As of December 31, 2021, we had $0.6 billion outstanding in medium-term notes based on SOFR, a potential alternative benchmark interest rate index.

Liquidity and Capital Resources

Farmer Mac's primary sources of funds to meet its liquidity and funding needs are the proceeds of its debt issuances, guarantee and commitment fees, net effective spread, loan repayments, and maturities of AgVantage and investment securities. Farmer Mac regularly accesses the debt capital markets for funding, and Farmer Mac has maintained access to the debt capital markets at favorable interest rates throughout 2021 and 2020. Farmer Mac funds its purchases of eligible loan assets, USDA Securities, Farmer Mac Guaranteed Securities, and investment assets and finances its operations primarily by issuing debt obligations of various maturities in the debt capital markets. As of December 31, 2021, Farmer Mac had outstanding discount notes of $2.2 billion, medium-term notes that mature within one year of $4.8 billion, and medium-term notes that mature after one year of $15.8 billion.

Assuming continued access to the debt capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac has a contingency funding plan to manage unanticipated disruptions in its access to the debt capital markets. Farmer Mac must maintain a minimum of 90 days of liquidity under the Liquidity and Investment Regulations prescribed for Farmer Mac by FCA. In accordance with the methodology for calculating available days of liquidity under those regulations, Farmer Mac maintained a monthly average of 280 days of liquidity throughout 2021 and had 367 days of liquidity as of December 31, 2021.

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
•money market instruments;
•diversified investment funds;
•asset-backed securities;

•corporate debt securities; and
•mortgage-backed securities.

The following table presents these assets as of December 31, 2021 and December 31, 2020:

Table 35

	As of December 31, 2021	As of December 31, 2020
	(in thousands)
Cash and cash equivalents	$908,785	$1,033,941
Investment securities:
Guaranteed by U.S. Government and its agencies	1,579,452	1,935,056
Guaranteed by GSEs	2,282,655	1,944,497
Asset-backed securities	19,254	19,171
Total	$4,790,146	$4,932,665

The objective of the investment portfolio as of December 31, 2021 and December 31, 2020 was to provide a level of liquidity that mitigates enterprise risk, provides a reliable source of short-term and long-term liquidity, to prepare for the possibility of future volatility in the debt capital markets, and to support program asset growth.
Capital Requirements. Farmer Mac is subject to the following statutory capital requirements – minimum, critical, and risk-based. Farmer Mac must comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of December 31, 2021, Farmer Mac was in compliance with its statutory capital requirements and was classified as within "level 1" (the highest compliance level).

In accordance with FCA's rule on capital planning, Farmer Mac's board of directors has adopted a policy for maintaining a sufficient level of "Tier 1" capital (consisting of retained earnings, paid-in capital, common stock, and qualifying preferred stock). That policy restricts Tier 1-eligible dividends and any discretionary bonus payments if Tier 1 capital falls below specified thresholds. As of December 31, 2021 and December 31, 2020, Farmer Mac's Tier 1 capital ratio was 14.7% and 14.1%, respectively. The increase in our Tier 1 capital ratio was due to that fact that capital growth, which reflects the issuance of the Series G Preferred Stock, outpaced the growth in risk-weighted assets during 2021. As of December 31, 2021, Farmer Mac was in compliance with its capital adequacy policy. Farmer Mac does not expect its compliance on an ongoing basis with FCA's rule on capital planning, including Farmer Mac's policy on Tier 1 capital, to materially affect Farmer Mac's operations or financial condition.

For more information about the capital requirements applicable to Farmer Mac, its capital adequacy policy, and FCA's rule on capital planning, see "Business—Government Regulation of Farmer Mac—Capital Standards." See Note 9 to the consolidated financial statements for more information about Farmer Mac's capital position.

Discount and Medium-term Notes.  The following table presents the amount and timing of Farmer Mac's known, fixed, and determinable discount and medium-term note obligations by payment date as of December 31, 2021. The payment amounts represent those amounts due to the investor (including return of discount and interest on debt) and do not include unamortized premiums or discounts or other similar carrying value adjustments.

Table 36

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Discount notes(1)	$2,168,288	$—	$—	$—	$2,168,288
Medium-term notes(1)	4,819,159	6,738,000	4,935,827	4,114,997	20,607,983
Interest payments on fixed rate medium-term notes(2)	180,554	275,464	188,425	323,262	967,705
Interest payments on floating rate medium-term notes(3)	7,008	10,547	7,767	5,676	30,998
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
(3)Calculated using the effective interest rates as of December 31, 2021. As a result, these amounts do not reflect the effects of changes in the interest rates effective on future interest rate reset dates.

Farmer Mac enters into financial derivatives contracts under which it either receives cash from counterparties, or is required to pay cash to them, depending on changes in interest rates. Financial derivatives are carried on the consolidated balance sheets at fair value, representing the net present value of expected future cash payments or receipts based on market interest rates as of the balance sheet date adjusted for the consideration of credit risk of Farmer Mac and its counterparties. The fair values of the contracts change daily as market interest rates change. Because the financial derivative liabilities recorded on the consolidated balance sheet as of December 31, 2021 do not represent the amounts that may ultimately be paid under the financial derivative contracts, those liabilities are not included in the table presented above. More information about financial derivatives is included in Note 2(f) and Note 6 to the consolidated financial statements.

Contingent Liabilities.  In conducting its loan purchase activities, Farmer Mac enters into mandatory delivery commitments to purchase agricultural mortgage loans and USDA Securities. In conducting its LTSPC activities, Farmer Mac commits, subject to the applicable LTSPC agreement, to a future purchase of one or more loans from identified pools of eligible loans that met Farmer Mac's standards when the applicable transaction was entered into and Farmer Mac assumed the credit risk on the loans. The following table presents these significant commitments:

Table 37

	As of December 31,
	2021	2020
	(in thousands)
LTSPCs	$3,191,061	$2,881,856
Mandatory commitments to purchase loans and USDA Securities	78,449	125,811

For more information about Farmer Mac's commitments to purchase loans, see Note 12 to the consolidated financial statements.

Off-Balance Sheet Arrangements

Farmer Mac offers approved lenders two credit enhancement alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans: (1) Farmer Mac Guaranteed Securities; and (2) LTSPCs. Both products are available through each of the Agricultural Finance and Rural Infrastructure Finance lines of business. For securitization trusts where Farmer Mac is the primary beneficiary, the trust assets and liabilities are included on Farmer Mac's consolidated balance sheet. For securitization trusts where Farmer Mac is not the primary beneficiary and in the event of de-consolidation, both of these alternatives create off-balance sheet obligations for Farmer Mac. See Note 12 to the consolidated financial statements for more information about consolidation and Farmer Mac's off-balance sheet business activities.

As of December 31, 2021 and 2020, outstanding off-balance sheet LTSPCs and Farmer Mac Guaranteed Securities totaled $3.8 billion and $3.3 billion, respectively. The following table presents the balance of outstanding LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2021 and 2020:

Table 38

Outstanding Balance of LTSPCs and Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of December 31,
	2021	2020
	(in thousands)
Agricultural Finance:
Corporate AgFinance:
Unfunded Loan Commitments	$47,070	$10,466
Farm & Ranch:
LTSPCs and unfunded commitments	2,587,154	2,314,965
Farmer Mac Guaranteed Securities	578,358	378,610
Total Agricultural Finance obligations	3,212,582	2,704,041
Rural Infrastructure:
Rural Utilities:
LTSPCs and Unfunded Loan Commitments	556,837	556,425
Farmer Mac Guaranteed Securities	2,755	4,412
Renewable Energy:
Unfunded Loan Commitments	—	—
Total Rural Infrastructure obligations	559,592	560,837
Total off-balance sheet	$3,772,174	$3,264,878

See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees" and Notes 2(c), 2(d), 5 and 12 to the consolidated financial statements for more information about Farmer Mac Guaranteed Securities and Notes 2(m) and 12 to the consolidated financial statements for more information about LTSPCs.

Other Matters

None.

Supplemental Information

The following tables present quarterly and annual information about new business volume, repayments, and outstanding business volume:

Table 39

New Business Volume
	Agricultural Finance		Rural Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Total
	(in thousands)
For the quarter ended:
December 31, 2021	$2,075,540	$411,838	$631,338	$12,594	$3,131,310
September 30, 2021	1,791,662	122,043	609,745	4,152	2,527,602
June 30, 2021	925,950	159,958	410,666	3,441	1,500,015
March 31, 2021	1,087,897	186,393	171,546	23,484	1,469,320
December 31, 2020	907,316	242,394	145,416	44,313	1,339,439
September 30, 2020	1,059,891	212,829	52,300	10,000	1,335,020
June 30, 2020	1,069,693	279,021	358,866	—	1,707,580
March 31, 2020	768,700	165,128	392,668	10,000	1,336,496
December 31, 2019	721,248	311,756	242,900	10,000	1,285,904

For the year ended:
December 31, 2021	$5,881,049	$880,232	$1,823,295	$43,671	$8,628,247
December 31, 2020	3,805,600	899,372	949,250	64,313	5,718,535

Table 40

Repayments of Assets
	Agricultural Finance		Rural Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Total
	(in thousands)
For the quarter ended:
Scheduled	$928,663	$205,778	$816,802	$18,526	$1,969,769
Unscheduled	318,024	48,042	—	—	366,066
December 31, 2021	$1,246,687	$253,820	$816,802	$18,526	$2,335,835

Scheduled	$725,713	$406,285	$95,443	$4,043	$1,231,484
Unscheduled	374,287	—	201	—	374,488
September 30, 2021	$1,100,000	$406,285	$95,644	$4,043	$1,605,972

Scheduled	$380,684	$139,774	$225,257	$4,704	$750,419
Unscheduled	409,393	3,921	1,652	—	414,966
June 30, 2021	$790,077	$143,695	$226,909	$4,704	$1,165,385

Scheduled	$721,090	$120,621	$100,482	$2,671	$944,864
Unscheduled	501,651	82,090	2,279	—	586,020
March 31, 2021	$1,222,741	$202,711	$102,761	$2,671	$1,530,884

Scheduled	$365,732	$197,108	$405,597	$561	$968,998
Unscheduled	400,809	27,850	1,610	—	430,269
December 31, 2020	$766,541	$224,958	$407,207	$561	$1,399,267

Scheduled	$569,820	$74,038	$211,152	$279	$855,289
Unscheduled	531,062	1,489	—	—	532,551
September 30, 2020	$1,100,882	$75,527	$211,152	$279	$1,387,840

Scheduled	$523,721	$109,543	$67,708	$240	$701,212
Unscheduled	448,900	50,737	3,935	—	503,572
June 30, 2020	$972,621	$160,280	$71,643	$240	$1,204,784

Scheduled	$320,488	$94,775	$165,467	$—	$580,730
Unscheduled	326,078	8,318	—	—	334,396
March 31, 2020	$646,566	$103,093	$165,467	$—	$915,126

Scheduled	$220,004	$94,130	$489,876	$198	$804,208
Unscheduled	244,303	17,747	34,063	—	296,113
December 31, 2019	$464,307	$111,877	$523,939	$198	$1,100,321

For the year ended:
Scheduled	$2,756,150	$872,458	$1,237,984	$29,944	$4,896,536
Unscheduled	1,603,355	134,053	4,132	—	1,741,540
December 31, 2021	$4,359,505	$1,006,511	$1,242,116	$29,944	$6,638,076

Scheduled	$1,779,761	$475,464	$849,924	$1,080	$3,106,229
Unscheduled	1,706,849	88,394	5,545	—	1,800,788
December 31, 2020	$3,486,610	$563,858	$855,469	$1,080	$4,907,017

Table 41

Outstanding Business Volume
	Agricultural Finance		Rural Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Total
	(in thousands)
As of:
December 31, 2021	$16,094,639	$1,537,834	$5,895,227	$86,763	$23,614,463
September 30, 2021	15,565,589	1,379,816	6,080,691	92,695	23,118,791
June 30, 2021	14,873,926	1,664,059	5,566,591	92,585	22,197,161
March 31, 2021	14,738,052	1,647,796	5,382,835	93,848	21,862,531
December 31, 2020	14,872,894	1,664,115	5,314,051	73,035	21,924,095
September 30, 2020	14,737,485	1,646,679	5,575,841	29,283	21,989,288
June 30, 2020	14,778,474	1,509,378	5,734,694	19,562	22,042,108
March 31, 2020	14,681,403	1,390,637	5,447,470	19,802	21,539,312
December 31, 2019	14,559,268	1,328,602	5,220,270	9,802	21,117,942

Table 42

On-Balance Sheet Outstanding Business Volume
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
December 31, 2021	$13,228,675	$2,896,014	$3,695,269	$19,819,958
September 30, 2021	12,921,572	2,872,499	3,818,550	19,612,621
June 30, 2021	11,800,429	2,878,637	4,254,625	18,933,691
March 31, 2021	11,454,321	2,824,551	4,410,661	18,689,533
December 31, 2020	11,330,414	2,816,840	4,511,964	18,659,218
September 30, 2020	10,879,372	2,811,547	5,013,640	18,704,559
June 30, 2020	10,793,629	2,845,266	5,076,445	18,715,340
March 31, 2020	10,296,598	2,818,869	4,996,478	18,111,945
December 31, 2019	10,045,712	2,863,199	4,702,577	17,611,488

The following table presents the quarterly net effective spread (a non-GAAP measure) by segment:

Table 43

	Net Effective Spread(1)
	Agricultural Finance				Rural Infrastructure Finance				Treasury
	Farm & Ranch		Corporate AgFinance		Rural Utilities		Renewable Energy		Funding		Investments		Net Effective Spread
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
For the quarter ended:
December 31, 2021(2)	$28,998	0.99%	$6,321	1.84%	$2,521	0.19%	$356	1.53%	$15,979	0.28%	$158	0.01%	$54,333	0.94%
September 30, 2021	28,914	1.06%	7,163	1.80%	2,067	0.16%	236	1.09%	17,386	0.31%	159	0.01%	55,925	0.99%
June 30, 2021	29,163	1.06%	6,676	1.65%	1,759	0.14%	378	1.80%	18,449	0.33%	126	0.01%	56,551	1.01%
March 31, 2021	26,461	0.98%	6,921	1.67%	1,720	0.14%	249	1.28%	18,394	0.33%	114	0.01%	53,859	0.97%
December 31, 2020(1)	25,596	0.95%	6,237	1.53%	1,838	0.15%	123	1.20%	20,585	0.37%	143	0.01%	54,522	0.98%
September 30, 2020	23,735	0.89%	5,786	1.45%	2,022	0.16%	75	1.19%	20,034	0.37%	150	0.01%	51,802	0.96%
June 30, 2020	21,597	0.83%	4,997	1.36%	1,701	0.14%	47	0.93%	19,449	0.37%	(1,322)	(0.13)%	46,469	0.89%
March 31, 2020	19,230	0.76%	4,421	1.32%	1,315	0.11%	58	1.51%	19,150	0.39%	(11)	—%	44,163	0.89%
December 31, 2019	20,677	0.83%	4,049	1.33%	1,411	0.12%	22	1.07%	19,868	0.41%	(36)	—%	45,991	0.95%
(1)Farmer Mac excludes the Corporate segment in the presentation above because the segment does not have any interest-earning assets.
(2)See Note 14 to the consolidated financial statements for a reconciliation of GAAP net interest income by segment to net effective spread by segment for the years ended December 31, 2021 and 2020.

The following table presents quarterly core earnings (a non-GAAP measure) reconciled to net income attributable to common stockholders:

Table 44

	Core Earnings by Quarter End
	December 2021	September 2021	June 2021	March 2021	December 2020	September 2020	June 2020	March 2020	December 2019
	(in thousands)
Revenues:
Net effective spread	$54,333	$55,925	$56,551	$53,859	$54,522	$51,802	$46,469	$44,163	$45,991
Guarantee and commitment fees	4,637	4,322	4,334	4,240	4,652	4,659	4,943	4,896	5,432
Gain on sale of mortgage loans	6,539	—	—	—	—	—	—	—	—
Other	241	687	301	451	512	453	1,048	674	100
Total revenues	65,750	60,934	61,186	58,550	59,686	56,914	52,460	49,733	51,523

Credit related expense/(income):
(Release of)/provision for losses	(1,428)	255	(983)	(31)	2,973	1,200	51	3,831	2,851
REO operating expenses	—	—	—	—	—	—	—	—	—
Losses/(gains) on sale of REO	—	—	—	—	22	—	—	(485)	—
Total credit related expense/(income)	(1,428)	255	(983)	(31)	2,995	1,200	51	3,346	2,851

Operating expenses:
Compensation and employee benefits	11,246	10,027	9,779	11,795	9,497	8,791	8,087	10,127	6,732
General and administrative	8,492	6,330	6,349	6,336	6,274	5,044	5,295	5,363	5,773
Regulatory fees	812	750	750	750	750	725	725	725	725
Total operating expenses	20,550	17,107	16,878	18,881	16,521	14,560	14,107	16,215	13,230

Net earnings	46,628	43,572	45,291	39,700	40,170	41,154	38,302	30,172	35,442
Income tax expense	9,809	9,152	9,463	8,520	8,470	8,297	8,016	6,598	7,526
Preferred stock dividends	6,792	6,774	5,842	5,269	5,269	5,166	3,939	3,431	3,432
Core earnings	$30,027	$27,646	$29,986	$25,911	$26,431	$27,691	$26,347	$20,143	$24,484

Reconciling items:
(Losses)/gains on undesignated financial derivatives due to fair value changes	$(1,213)	$(1,864)	$(3,721)	$1,695	$(1,758)	$(4,149)	$8,700	$(6,484)	$4,469
Gains/(losses) on hedging activities due to fair value changes	1,476	(2,093)	(2,097)	(271)	3,827	(5,245)	(2,676)	(5,925)	(220)
Unrealized (losses)/gains on trading assets	(76)	36	(61)	(14)	223	(258)	(20)	106	172
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	71	23	20	16	(77)	97	35	3	40
Net effects of terminations or net settlements on financial derivatives	(429)	(351)	109	1,165	1,583	233	720	(1,300)	1,339
Issuance costs on the retirement of preferred stock	—	—	—	—	—	(1,667)	—	—	—
Income tax effect related to reconciling items	36	892	1,208	(544)	(798)	1,957	(1,419)	2,856	(1,218)
Net income attributable to common stockholders	$29,892	$24,289	$25,444	$27,958	$29,431	$18,659	$31,687	$9,399	$29,066

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

Under the supervision and with the participation of Farmer Mac's Chief Executive Officer and Chief Financial Officer, Farmer Mac's management assessed the effectiveness of Farmer Mac's internal control over financial reporting as of December 31, 2021. In making this assessment, Farmer Mac's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on its evaluation under the COSO criteria, management concluded that Farmer Mac's internal control over financial reporting as of December 31, 2021 was effective.

Farmer Mac's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of Farmer Mac's internal control over financial reporting as of December 31, 2021, as stated in their report appearing below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of the Federal Agricultural Mortgage Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of the Federal Agricultural Mortgage Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Available-for-sale AgVantage Farmer Mac Guaranteed Securities

As disclosed by management, the Company guarantees and purchases general obligations of lenders and other financial institutions that are secured by pools of the types of loans eligible for purchase under Farmer Mac's Agricultural Finance or Rural Infrastructure Finance lines of business, which are referred to as AgVantage securities. As described in Notes 5 and 13 to the consolidated financial statements, the total unpaid principal balance of available-for-sale AgVantage securities as of December 31, 2021 was $6.1 billion, and the fair value of the available-for-sale AgVantage securities of December 31, 2021 was $6.3 billion. The fair value of AgVantage securities is estimated using a discounted cash flow model. The significant unobservable input used is the discount rate commensurate with the risks involved.

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

/s/ PricewaterhouseCoopers LLP
Washington, District of Columbia
February 28, 2022

We have served as the Company’s auditor since 2010.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2021	December 31, 2020
	(in thousands)
Assets:
Cash and cash equivalents	$908,785	$1,033,941
Investment securities:
Available-for-sale, at fair value (amortized cost of $3,834,714 and $3,843,666, respectively)	3,836,391	3,853,692
Held-to-maturity, at amortized cost	44,970	45,032
Other investments	1,229	—
Total Investment Securities	3,882,590	3,898,724
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value (amortized cost of $6,135,807 and $6,594,992, respectively)	6,328,559	6,947,701
Held-to-maturity, at amortized cost	2,033,239	1,175,792
Total Farmer Mac Guaranteed Securities	8,361,798	8,123,493
USDA Securities:
Trading, at fair value	4,401	6,695
Held-to-maturity, at amortized cost	2,436,331	2,473,626
Total USDA Securities	2,440,732	2,480,321
Loans:
Loans held for investment, at amortized cost	8,314,096	7,261,933
Loans held for investment in consolidated trusts, at amortized cost	948,623	1,287,045
Allowance for losses	(14,041)	(13,832)
Total loans, net of allowance	9,248,678	8,535,146
Financial derivatives, at fair value	19,139	17,468
Interest receivable (includes $10,418 and $16,401, respectively, related to consolidated trusts)	177,355	186,429
Guarantee and commitment fees receivable	45,538	37,113
Deferred tax asset, net	15,558	18,321
Prepaid expenses and other assets	45,318	24,545
Total Assets	$25,145,491	$24,355,501

Liabilities and Equity:
Liabilities:
Notes payable	$22,716,156	$21,848,917
Debt securities of consolidated trusts held by third parties	981,379	1,323,786
Financial derivatives, at fair value	34,248	29,892
Accrued interest payable (includes $9,619 and $14,370, respectively, related to consolidated trusts)	83,992	92,738
Guarantee and commitment obligation	43,926	35,535
Accounts payable and accrued expenses	79,427	28,879
Reserve for losses	1,950	3,277
Total Liabilities	23,941,078	23,363,024
Commitments and Contingencies (Note 12)
Equity:
Preferred stock:
Series C, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,382	73,382
Series D, par value $25 per share, 4,000,000 shares authorized, issued and outstanding	96,659	96,659
Series E, par value $25 per share, 3,180,000 shares authorized, issued and outstanding	77,003	77,003
Series F, par value $25 per share, 4,800,000 shares authorized, issued and outstanding	116,160	116,160
Series G, par value $25 per share, 5,000,000 shares authorized, issued and outstanding	121,327	—
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,235,205 shares and 9,205,897 shares outstanding, respectively	9,235	9,206
Additional paid-in capital	125,993	122,899
Accumulated other comprehensive income/(loss), net of tax	3,853	(13,923)
Retained earnings	579,270	509,560
Total Equity	1,204,413	992,477
Total Liabilities and Equity	$25,145,491	$24,355,501
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2021	2020	2019
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$18,660	$42,144	$81,522
Farmer Mac Guaranteed Securities and USDA Securities	163,547	227,691	333,896
Loans	242,582	233,699	229,675
Total interest income	424,789	503,534	645,093
Total interest expense	204,014	312,946	471,958
Net interest income	220,775	190,588	173,135
Release of/(provision for) losses	860	(7,805)	(3,504)
Net interest income after release of/(provision for) losses	221,635	182,783	169,631
Non-interest income/(expense):
Guarantee and commitment fees	12,669	12,549	13,666
(Losses)/gains on financial derivatives	(3,348)	(246)	5,282
Gain on sale of mortgage loans	6,539	—	—
(Losses)/gains on trading securities	(115)	50	326
Gains/(losses) on sale of available-for-sale investment securities	253	—	(236)
Gains on sale of real estate owned	—	463	—
Release of/(provision for) reserve for losses	1,327	(250)	3
Other income	2,069	3,487	1,904
Non-interest income	19,394	16,053	20,945
Operating expenses:
Compensation and employee benefits	42,847	36,502	28,762
General and administrative	27,507	21,976	20,311
Regulatory fees	3,062	2,925	2,788
Real estate owned operating costs, net	—	—	64
Operating expenses	73,416	61,403	51,925
Income before income taxes	167,613	137,433	138,651
Income tax expense	35,353	28,785	29,105
Net income	132,260	108,648	109,546
Preferred stock dividends	(24,677)	(17,805)	(13,940)
Loss on retirement of preferred stock	—	(1,667)	(1,956)
Net income attributable to common stockholders	$107,583	$89,176	$93,650

Earnings per common share:
Basic earnings per common share	$10.00	$8.31	$8.76
Diluted earnings per common share	$9.92	$8.27	$8.69
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2021	2020	2019
	(in thousands
Net income	$132,260	$108,648	$109,546
Other comprehensive income/(loss) before taxes:
Net unrealized gains/(losses) on available-for-sale securities	8,867	37,291	(22,831)
Net changes in held-to-maturity securities	(8,451)	(12,677)	(13,415)
Net unrealized gains/(losses) on cash flow hedges	22,084	(21,780)	(15,801)
Other comprehensive income/(loss) before tax	22,500	2,834	(52,047)
Income tax (expense)/benefit related to other comprehensive income/(loss)	(4,724)	(596)	10,930
Other comprehensive income/(loss) net of tax	17,776	2,238	(41,117)
Comprehensive income	$150,036	$110,886	$68,429
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
	(in thousands)
Balance as of January 1, 2019	8,400	$204,759	10,669	$10,669	$118,822	$24,956	$393,351	$752,557
Net Income	—	—	—	—	—	—	109,546	109,546
Other comprehensive loss, net of tax	—	—	—	—	—	(41,117)	—	(41,117)
Cash dividends:
Preferred stock	—	—	—	—	—	—	(13,940)	(13,940)
Common stock (cash dividend of $0.70 per share)	—	—	—	—	—	—	(29,954)	(29,954)
Issuance of Series D Preferred Stock	4,000	96,659	—	—	—	—	—	96,659
Redemption of Series B Preferred Stock	(3,000)	(73,044)	—	—	—	—	—	(73,044)
Loss on retirement of preferred stock	—	—	—	—	—	—	(1,956)	(1,956)
Issuance of Class C Common Stock	—	—	43	43	44	—	—	87
Stock-based compensation cost	—	—	—	—	2,258	—	—	2,258
Other stock-based award activity	—	—	—	—	(1,820)	—	—	(1,820)
Balance as of December 31, 2019	9,400	$228,374	10,712	$10,712	$119,304	$(16,161)	$457,047	$799,276
Cumulative effect adjustment from adoption of current expected credit loss standard	—	—	—	—	—	—	(2,099)	(2,099)
Balance as of January 1, 2020	9,400	$228,374	10,712	$10,712	$119,304	$(16,161)	$454,948	$797,177
Net Income	—	—	—	—	—	—	108,648	108,648
Other comprehensive income, net of tax	—	—	—	—	—	2,238	—	2,238
Cash dividends:
Preferred stock	—	—	—	—	—	—	(17,805)	(17,805)
Common stock (cash dividend of $0.80 per share)	—	—	—	—	—	—	(34,333)	(34,333)
Issuance of Series E Preferred Stock	3,180	77,003	—	—	—	—	—	77,003
Issuance of Series F Preferred Stock	4,800	116,160	—	—	—	—	—	116,160
Redemption of Series A preferred stock	(2,400)	(58,333)	—	—	—	—	—	(58,333)
Loss on retirement of preferred stock	—	—	—	—	—	—	(1,667)	(1,667)
Issuance of Class C Common Stock	—	—	29	29	56	—	—	85
Repurchase of Class C Common Stock	—	—	(4)	(4)	—	—	(231)	(235)
Stock-based compensation cost	—	—	—	—	4,128	—	—	4,128
Other stock-based award activity	—	—	—	—	(589)	—	—	(589)
Balance as of December 31, 2020	14,980	$363,204	10,737	$10,737	$122,899	$(13,923)	$509,560	$992,477
Net Income	—	—	—	—	—	—	132,260	132,260
Other comprehensive income, net of tax	—	—	—	—	—	17,776	—	17,776
Cash dividends:
Preferred stock	—	—	—	—	—	—	(24,677)	(24,677)
Common stock (cash dividend of $0.88 per share)	—	—	—	—	—	—	(37,873)	(37,873)
Issuance of Series G Preferred Stock	5,000	121,327	—	—	—	—	—	121,327
Issuance of Class C Common Stock	—	—	29	29	116	—	—	145
Stock-based compensation cost	—	—	—	—	4,310	—	—	4,310
Other stock-based award activity	—	—	—	—	(1,332)	—	—	(1,332)
Balance as of December 31, 2021	19,980	$484,531	10,766	$10,766	$125,993	$3,853	$579,270	$1,204,413
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Years Ended December 31,
	2021	2020	2019
	(in thousands)
Cash flows from operating activities:
Net income	$132,260	$108,648	$109,546
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums, and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Securities	17,314	8,343	(10,399)
Amortization of debt premiums, discounts, and issuance costs	6,780	21,319	50,052
Net change in fair value of trading securities, hedged assets, and financial derivatives	203,758	(256,466)	(220,080)
Gain on sale of real estate owned	—	(463)	—
Gain on the sale of available-for-sale investment securities	(253)	—	—
Gain on the sale of mortgage loans	(6,539)	—	—
Total (release)/provision for allowance for losses	(2,187)	8,055	3,501
Excess tax benefits related to stock-based awards	292	(440)	449
Deferred income taxes	(1,960)	(2,406)	789
Other	—	—	236
Stock-based compensation expense	4,311	4,128	2,258
Purchases of loans held for sale	—	(59,150)	—
Proceeds from the sale of loans held for sale	—	15,000	—
Proceeds from repayment of loans purchased as held for sale	46,968	59,370	54,195
Net change in:
Interest receivable	6,945	11,054	(19,080)
Guarantee and commitment fees receivable	(34)	164	(59)
Other assets	(9,830)	(3,348)	(2,744)
Accrued interest payable	(8,746)	(14,221)	10,216
Custodial deposit liability	44,955	—	—
Other liabilities	2,378	5,866	1,421
Net cash provided by/(used in) operating activities	436,412	(94,547)	(19,699)
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(2,004,911)	(2,852,658)	(2,166,376)
Purchases of other investment securities	(1,229)	—	—
Purchases of Farmer Mac Guaranteed Securities and USDA Securities	(4,380,901)	(2,074,701)	(2,691,104)
Purchases of loans held for investment	(3,029,668)	(3,167,198)	(2,234,715)
Purchases of defaulted loans	(8,713)	(6,272)	(469)
Proceeds from repayment of available-for-sale investment securities	1,740,000	1,961,895	1,425,402
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Securities	4,027,726	2,517,957	2,190,702
Proceeds from repayment of loans purchased as held for investment	1,889,408	1,715,663	758,192
Proceeds from sale of loans previously classified as held for investment	301,393	—	—
Proceeds from sale of available-for-sale investment securities	257,524	—	12,367
Proceeds from sale of Farmer Mac Guaranteed Securities	113,175	165,054	321,414
Proceeds from sale of real estate owned	—	4,169	—
Net cash used in investing activities	(1,096,196)	(1,736,091)	(2,384,587)
Cash flows from financing activities:
Proceeds from issuance of discount notes	61,112,365	68,548,733	64,642,545
Proceeds from issuance of medium-term notes	11,173,147	13,509,754	10,195,775
Payments to redeem discount notes	(60,743,066)	(68,960,492)	(64,079,322)
Payments to redeem medium-term notes	(10,586,370)	(10,414,765)	(7,970,126)
Payments to third parties on debt securities of consolidated trusts	(480,272)	(504,807)	(181,493)
Proceeds from common stock issuance	117	56	44
Retirement of preferred stock	—	(60,000)	(75,000)
Proceeds from preferred stock issuance, net of stock issuance costs	121,327	193,163	96,659
Tax payments related to share-based awards	(1,305)	(560)	(1,777)
Purchases of common stock	—	(235)	—
Dividends paid on common and preferred stock	(61,315)	(50,649)	(43,894)
Net cash provided by financing activities	534,628	2,260,198	2,583,411
Net change in cash and cash equivalents	(125,156)	429,560	179,125
Cash and cash equivalents at beginning of period	1,033,941	604,381	425,256
Cash and cash equivalents at end of period	$908,785	$1,033,941	$604,381

Cash paid during the period for:
Interest	198,593	283,335	365,526
Income taxes	36,300	30,000	23,100
Non-cash activity:
Loans acquired and securitized as Farmer Mac Guaranteed Securities	113,175	165,054	321,414
Consolidation of Farmer Mac Guaranteed Securities from off-balance sheet to loans held for investment in consolidated trusts and to debt securities of consolidated trusts held by third parties	113,175	165,054	263,561
Reclassification of defaulted loans from loans held for investment in consolidated trusts to loans held for investment	24,690	47,036	5,479
Reclassification of loans held for sale to loans held for investment	—	44,150	—
Reclassification of loans held for investment to loans held for sale	301,551	—	—
Net assets obtained in securitization	15,369	—	—
Capitalized interest	1,259	1,348	—
(Recovery)/charge-off from the allowance for losses	(1,054)	5,759	—
Loan payoff not yet received	(7,500)	—	—
Purchases of securities - traded, not yet settled	1,980	—	—
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

Farmer Mac conducts its secondary market activities through two lines of business — Agricultural Finance and Rural Infrastructure Finance. For more information about those lines of business and the segments within them, see Note 14 - Business Segments.

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

(a) Principles of Consolidation

The consolidated financial statements include the accounts of Farmer Mac and its two subsidiaries during the year: (1) Farmer Mac Mortgage Securities Corporation, whose principal activities are to facilitate the purchase and issuance of Farmer Mac Guaranteed Securities; and (2) Farmer Mac II LLC, whose principal activity is the operation of substantially all of the business related to the USDA Securities included in the Agricultural Finance line of business. The consolidated financial statements also include the accounts of VIEs in which Farmer Mac determined itself to be the primary beneficiary.

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

Farmer Mac determines the fair value of investment securities using quoted market prices, when available. Farmer Mac determines the fair values of certain investment securities for which quoted market prices are not available, Farmer Mac Guaranteed Securities, and USDA Securities based on the present value of the associated expected future cash flows. In estimating the present value of the expected future cash flows, management is required to make estimates and assumptions. The key estimates and assumptions include discount rates and collateral repayment rates.  Premiums, discounts, and other deferred costs are amortized to interest income using the effective interest method.

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

Interest Income Recognition on IO-FMGS

Farmer Mac recognizes interest income for its IO-FMGS by applying the effective yield methodology required by GAAP for financial assets that are either not of high credit quality at the time of acquisition or can be contractually prepaid or otherwise settled in such a way that Farmer Mac would not recover substantially all of its recorded investment. The amount of periodic interest income recognized is determined by applying the IO-FMGS effective interest rate to its amortized cost basis (or “reference amount”). At the time of acquisition, the effective interest rate is calculated by solving for the single discount rate that equates the present value of Farmer Mac's best estimate of the amount and timing of the cash flows expected to be collected from the IO-FMGS to its purchase cost. To prepare its best estimate of cash flows expected to be collected, Farmer Mac develops a number of assumptions about the future performance of the pool of mortgage loans that serve as collateral, including assumptions about the timing and amount of prepayments and credit losses. In each subsequent quarterly reporting period, the amount and timing of cash flows expected to be collected from the IO-FMGS are re-estimated based upon current information and events.

(d)Loans

Loans for which Farmer Mac has the positive intent and ability to hold for the foreseeable future are classified as held for investment and reported at their unpaid principal balance, net of unamortized purchase discounts or premiums. Loans for which Farmer Mac does not have the positive intent and ability to hold for the foreseeable future are classified as held for sale and reported at the lower of cost or fair value determined on a pooled basis. Farmer Mac de-recognizes sold loans, and recognizes any associated gain or loss, when they have been legally isolated from Farmer Mac, the buyer has the right to pledge or exchange them, and Farmer Mac does not maintain effective control over them. When Farmer Mac consolidates a trust, it recognizes the loans underlying the trust in the consolidated balance sheets as "Loans held for investment in consolidated trusts, at amortized cost." See Note 2(o) for more information on the accounting policy related to consolidation.

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

(e)Securitization

Securitization involves the transfer of financial assets to another entity in exchange for cash and/or beneficial interests in the assets transferred. Farmer Mac or third parties transfer agricultural mortgage loans, Rural Utilities loans, or USDA securities into trusts that are used as vehicles for the securitization of the transferred financial assets. The trusts issue Farmer Mac Guaranteed Securities that are beneficial interests in the assets of the trusts, to either Farmer Mac or third-party investors. Farmer Mac guarantees the timely payment of principal and interest on the securities issued by the trusts and receives guarantee fees as compensation for its guarantee. Farmer Mac recognizes guarantee fees on the accrual basis over the terms of the Farmer Mac Guaranteed Securities, which generally coincide with the terms of the underlying loans. As such, no guarantee fees are unearned at the end of any reporting period.

Farmer Mac is required to perform under its guarantee obligation when the underlying loans for the off-balance sheet Farmer Mac Guaranteed Securities do not make their scheduled installment payments. When a loan underlying an Agricultural Finance Guaranteed Security becomes 90 days or more past due, Farmer Mac may, in its sole discretion, repurchase the loan from the trust and generally does repurchase such loans, thereby reducing the principal balance of the outstanding Farm & Ranch Guaranteed Security. When Farmer Mac purchases a delinquent loan underlying a Farmer Mac Guaranteed Security, Farmer Mac stops accruing the guarantee fee upon loan purchase.

If Farmer Mac repurchases a loan that is collateral for a Farmer Mac Guaranteed Security, Farmer Mac would have the right to enforce the terms of the loan, and in the event of a default, would have access to the underlying collateral. Farmer Mac typically recovers its investment in the defaulted loans purchased either through borrower payments, loan payoffs, payments by third parties, or foreclosure and sale of the collateral securing the loans.

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

Transfers of Financial Assets

Farmer Mac accounts for transfers of financial assets as sales when it has surrendered control over the related assets. Whether control has been relinquished requires, among other things, an evaluation of relevant legal considerations and an assessment of the nature and extent of Farmer Mac's continuing involvement with the assets transferred. Gains and losses stemming from transfers reported as sales are included in “Gain on sale of mortgage loans” in the accompanying consolidated statements of operations. Assets obtained and liabilities incurred in connection with transfers reported as sales are initially recognized in the consolidated balance sheets at fair value.

In the fourth quarter of 2021, Farmer Mac executed a structured securitization of a $299.4 million pool of Farm & Ranch loans. The securitization consisted of two classes of securities, Class A and Class B. The Class A securities are backed by 92.5% of the pool and is guaranteed by Farmer Mac. The Class B Tranche is backed by the remaining 7.5% of the pool. Credit losses on the entire pool are first allocated to the Class B securities. As a result of the transaction, Farmer Mac recognized the following:

1.A guarantee asset and liability related to the guarantee fees and the obligation to stand ready to perform on the guarantee to the Class A security holders.
2.A servicing asset related to Farmer Mac’s role as Master and Central Servicer. Farmer Mac will earn a related servicing fee.
3.A retained interest-only strip (IO-FMGS) security.

The above assets and liabilities were initially recorded on the consolidated balance sheets at fair value. For more information on fair value measurement see Footnote 13.

The securitization trust used to effect this transaction was a variable interest entity that Farmer Mac does not consolidate. See Table 2.4 below for more information about these trusts.

Gains or losses arising from securitization are recorded as the difference between the transferred loans’ carrying values and the sum of (a) the initial fair value of the assets or liabilities received and (b) net cash proceeds. For the year ended December 31, 2021, Farmer Mac recorded $6.5 million in gains attributable to securitization activity. These gains were reported in “Gain on sale of mortgage loans” in the consolidated statements of operations.

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

Farmer Mac has never experienced a credit loss in its Rural Infrastructure Finance line of business. Upon the adoption of CECL, Farmer Mac measures its expected credit losses for the expected life of all financial instruments, including its Rural Infrastructure Finance loans. To estimate expected credit losses on these loans, Farmer Mac relies upon industry historical credit loss data from ratings agencies and publicly available information as disclosed in the securities filings of other major lenders who serve the utilities industry.

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

Estimation Methodology, under CECL

Farmer Mac bases its methodology for determining its current estimate of expected losses on a statistical model, which incorporates credit loss history and reasonable and supportable forecasts. Farmer Mac's estimation methodology includes the following key components:
•An economic model for each portfolio, including Agricultural Finance loans (Corporate AgFinance and Farm & Ranch), Rural Infrastructure Finance loans (Rural Utilities and Renewable Energy), and AgVantage Securities;
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

(i)Earnings Per Common Share

Basic earnings per common share ("EPS") is based on the daily weighted-average number of shares of common stock outstanding.  Diluted earnings per common share is based on the daily weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive stock appreciation rights ("SARs") and unvested restricted stock awards.  The following schedule reconciles basic and diluted EPS for the years ended December 31, 2021, 2020, and 2019:

Table 2.1

	For the Years Ended December 31,
	2021			2020			2019
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$107,583	10,758	$10.00	$89,176	10,728	$8.31	$93,650	10,696	$8.76
Effect of dilutive securities(1)
SARs and restricted stock	—	88	(0.08)	—	58	(0.04)	—	82	(0.07)
Diluted EPS	$107,583	10,846	$9.92	$89,176	10,786	$8.27	$93,650	10,778	$8.69
(1)For the years ended December 31, 2021, 2020, and 2019, SARs and restricted stock of 39,326, 74,336, and 43,374, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the years ended December 31, 2021, 2020, and 2019, contingent shares of unvested restricted stock of 18,183, 12,680, and 10,349, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.
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

Farmer Mac recognized $4.3 million, $4.1 million, and $2.3 million of compensation expense related to SARs and non-vested restricted stock awards for 2021, 2020, and 2019, respectively.

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

The following table presents the changes in accumulated other comprehensive income ("AOCI"), net of tax, by component for the years ended December 31, 2021, 2020, and 2019.

Table 2.2

	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total
	(in thousands)
Balance as of January 1, 2019	$(25,360)	$43,443	$6,873	$24,956
Other comprehensive loss before reclassifications	(14,976)	—	(11,561)	(26,537)
Amounts reclassified from AOCI	(3,061)	(10,598)	(921)	(14,580)
Net comprehensive loss	(18,037)	(10,598)	(12,482)	(41,117)
Balance as of December 31, 2019	$(43,397)	$32,845	$(5,609)	$(16,161)
Other comprehensive income/(loss) before reclassifications	32,739	—	(21,606)	11,133
Amounts reclassified from AOCI	(3,279)	(10,016)	4,400	(8,895)
Net comprehensive income/(loss)	29,460	(10,016)	(17,206)	2,238
Balance as of December 31, 2020	$(13,937)	$22,829	$(22,815)	$(13,923)
Other comprehensive income before reclassifications	9,114	—	11,602	20,716
Amounts reclassified from AOCI	(2,109)	(6,676)	5,845	(2,940)
Net comprehensive income/(loss)	7,005	(6,676)	17,447	17,776
Balance as of December 31, 2021	$(6,932)	$16,153	$(5,368)	$3,853

The following table presents other comprehensive income activity, the impact on net income of amounts reclassified from each component of AOCI, and the related tax impact for the years ended December 31, 2021, 2020, and 2019:

Table 2.3

	For the Years Ended December 31,
	2021			2020			2019
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive income:
Available-for-sale-securities:
Unrealized holding gains/(losses) on available-for-sale securities	$11,537	$2,423	$9,114	$41,442	$8,703	$32,739	$(18,958)	$(3,982)	$(14,976)
Less reclassification adjustments included in:
Net interest income(1)	(2,333)	(490)	(1,843)	(3,895)	(818)	(3,077)	(3,834)	(805)	(3,029)
(Gains)/losses on sale of available-for-sale investment securities(2)	(253)	(53)	(200)	—	—	—	236	50	186
Other income(3)	(84)	(18)	(66)	(256)	(54)	(202)	(275)	(57)	(218)
Total	$8,867	$1,862	$7,005	$37,291	$7,831	$29,460	$(22,831)	$(4,794)	$(18,037)
Held-to-maturity securities:
Less reclassification adjustments included in:
Net interest income(4)	(8,451)	(1,775)	(6,676)	(12,677)	(2,661)	(10,016)	(13,415)	(2,817)	(10,598)
Total	$(8,451)	$(1,775)	$(6,676)	$(12,677)	$(2,661)	$(10,016)	$(13,415)	$(2,817)	$(10,598)
Cash flow hedges
Unrealized gains/(losses) on cash flow hedges	$14,685	$3,083	$11,602	$(27,350)	$(5,744)	$(21,606)	$(14,635)	$(3,074)	$(11,561)
Less reclassification adjustments included in:
Net interest income(5)	7,399	1,554	5,845	5,570	1,170	4,400	(1,166)	(245)	(921)
Total	$22,084	$4,637	$17,447	$(21,780)	$(4,574)	$(17,206)	$(15,801)	$(3,319)	$(12,482)
Other comprehensive income/(loss)	$22,500	$4,724	$17,776	$2,834	$596	$2,238	$(52,047)	$(10,930)	$(41,117)
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

(m) Guarantees

Farmer Mac accounts for its LTSPCs as guarantees. LTSPCs and securitization trusts where Farmer Mac is not the primary beneficiary result in the creation of off-balance sheet obligations for Farmer Mac. Farmer Mac records, at the inception of an off-balance sheet guarantee or LTSPC, a liability for the fair value of its obligation to stand ready to perform under the terms of each guarantee or LTSPC and an asset that is equal to the fair value of the fees that will be received over the life of each guarantee or LTSPC. The fair values of the guarantee obligation and asset at inception are based on the present value of expected cash flows using management's best estimate of certain key assumptions, which include prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. Because the cash flows of these instruments may be interest rate path dependent, these values and projected discount rates are derived using a Monte Carlo simulation model. The guarantee obligation and corresponding asset are later amortized into guarantee and commitment fee income in relation to the decrease in the unpaid principal balance on the underlying Agricultural Finance real estate mortgage loans and Rural Infrastructure Finance loans.

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

Available-for-Sale and Trading Farmer Mac Guaranteed Securities and USDA Securities

Farmer Mac estimates the fair value of its Farmer Mac Guaranteed Securities and USDA Securities by discounting the projected cash flows of these instruments at discount rates commensurate with the risks involved.  The fair values are based on the present value of expected cash flows using management's best estimate of certain key assumptions, which include prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. Farmer Mac classifies these fair value measurements as Level 3 because there is limited market activity and therefore little or no price transparency.

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

(o)Consolidation of Variable Interest Entities

Farmer Mac has a variable interest in various entities that are considered to be VIEs. These interests include investments in securities issued by VIEs, such as Farmer Mac agricultural mortgage-backed securities created pursuant to Farmer Mac's securitization transactions and mortgage and asset-backed trusts that Farmer Mac did not create. The consolidation model uses a qualitative evaluation that requires consolidation of an entity when the reporting enterprise both: (1) has the power to direct matters which significantly impact the activities and success of the entity, and (2) has exposure to benefits and/or losses that could potentially be significant to the entity. The reporting enterprise that meets both these conditions is deemed the primary beneficiary of the VIE. Upon consolidation of a VIE, Farmer Mac accounts for the incremental assets and liabilities initially at their carrying amounts.

The VIEs in which Farmer Mac has a variable interest are limited to securitization trusts. The major factor in determining if Farmer Mac is the primary beneficiary is whether Farmer Mac has the power to direct the activities of the trust that potentially have the most significant impact on the economic performance of the trust. Generally, the ability to make decisions regarding default mitigation is evidence of that power. Farmer Mac determined that it is the primary beneficiary for the securitization trusts related to most Agricultural Finance securitization transactions because of its rights as guarantor under both programs to control the default mitigation activities of the trusts. For certain securitization trusts created when loans subject to LTSPCs were converted to Agricultural Finance Guaranteed Securities, Farmer Mac determined that it was not the primary beneficiary since the power to make decisions regarding default mitigation was shared among unrelated parties. For these trusts, the shared power provisions are substantive with respect to decision-making power and relate to the same activity (i.e., default mitigation). For similar securitization transactions where the power to make decisions regarding default mitigation was shared with a related party, Farmer Mac determined that it was the primary beneficiary because the applicable accounting guidance does not permit parties within a related party group to conclude that the power is shared. In the event that a related party status changes, consolidation or deconsolidation of these securitization trusts could occur.

For those trusts that Farmer Mac is the primary beneficiary, the assets and liabilities are presented on the consolidated balance sheets as "Loans held for investment in consolidated trusts, at amortized cost" and "Debt securities of consolidated trusts held by third parties," respectively. These assets can only be used to satisfy the obligations of the related trust.

For those trusts in which Farmer Mac has a variable interest but is not the primary beneficiary, Farmer Mac's interests are presented as either "Farmer Mac Guaranteed Securities," "USDA Securities," or "Investment securities" on the consolidated balance sheets.  Farmer Mac's involvement in VIEs classified as Farmer Mac Guaranteed Securities or USDA Securities include securitization trusts under the Agricultural Finance line of business. In the case of USDA guaranteed trusts, Farmer Mac is not determined to be the primary beneficiary because it does not have the decision-making power over default mitigation activities. Based on the USDA's program authority over the servicing and default mitigation activities of the USDA guaranteed portions of loans, Farmer Mac believes that the USDA has the power to direct the activities that most significantly impact the trust's economic performance. Farmer Mac does not have exposure to losses that could be significant to the trust and there are no triggers that would result in Farmer Mac superseding the USDA's authority with regard to directing the activities of the trust. For VIEs classified as investment securities, which include auction-rate certificates, asset-backed securities, and government-sponsored enterprise ("GSE") guaranteed mortgage-backed securities, Farmer Mac is determined not to be the primary beneficiary because of the lack of voting rights or other powers to direct the activities of the trust.

In fourth quarter 2021, Farmer Mac executed a structured securitization of a $299.4 million pool of Farm & Ranch loans. For more information about this securitization, see Note 2(e) - Securitization. The securitization trust used to effect this transaction was a variable interest entity that Farmer Mac has not consolidated. Farmer Mac determined that it was not the primary beneficiary of the securitization trust because the subordinate class majority holder has the unilateral right to remove Farmer Mac as Master Servicer without cause.

The following tables present, by segment, details about the consolidation of VIEs:

Table 2.4

	Consolidation of Variable Interest Entities
	As of December 31, 2021
	Agricultural Finance	Treasury	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost	$948,623	$—	$948,623
Debt securities of consolidated trusts held by third parties (1)	981,379	—	981,379
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value	42,298	—	42,298
Maximum exposure to loss (2)	42,155	—	42,155
Investment securities:
Carrying value (3)	—	2,258,219	2,258,219
Maximum exposure to loss (2) (3)	—	2,246,272	2,246,272
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (2) (4)	578,358	—	578,358
(1)Includes borrower remittances of $32.8 million. The borrower remittances had not been passed through to third-party investors as of December 31, 2021.
(2)Farmer Mac uses unpaid principal balance and outstanding face amount of investment securities to represent maximum exposure to loss.
(3)Includes auction-rate certificates, government-sponsored enterprise ("GSE")-guaranteed mortgage-backed securities, and other mission related investments.
(4)The amount under the Agricultural Finance line of business relates to unconsolidated trusts where it was determined that Farmer Mac was either not the primary beneficiary due to shared power with an unrelated party or a subordinate class majority holder has the unilateral right to remove Farmer Mac as Master Servicer without cause.

	Consolidation of Variable Interest Entities
	As of December 31, 2020
	Agricultural Finance	Treasury	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost	$1,287,045	$—	$1,287,045
Debt securities of consolidated trusts held by third parties (1)	1,323,786	—	1,323,786
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value (2)	34,537	—	34,537
Maximum exposure to loss (3)	34,456	—	34,456
Investment securities:
Carrying value (4)	—	1,918,672	1,918,672
Maximum exposure to loss (3) (4)	—	1,909,535	1,909,535
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (3) (5)	378,610	—	378,610
(1)Includes borrower remittances of $36.7 million. The borrower remittances had not been passed through to third-party investors as of December 31, 2020.
(2)Includes $0.1 million of unamortized premiums and discounts and fair value adjustments related to USDA Securities.
(3)Farmer Mac uses unpaid principal balance and outstanding face amount of investment securities to represent maximum exposure to loss.
(4)Includes auction-rate certificates, asset-backed securities, and government-sponsored enterprise ("GSE")-guaranteed mortgage-backed securities.
(5)The amount under the Agricultural Finance line of business relates to unconsolidated trusts where Farmer Mac determined it was not the primary beneficiary due to shared power with an unrelated party.
(p) Custodial Deposit Liability

During 2021, Farmer Mac acquired the loan servicing rights for a sizeable portion of its Agricultural Finance loan and USDA Guaranteed Securities portfolios. In connection with this acquisition, Farmer Mac now collects cash from borrowers in advance of the borrower's contractual payment date. Farmer Mac's policy is to include the cash in the consolidated balance sheet as "Cash and cash equivalents" with an offsetting liability to "Accounts payable and accrued expenses" until the payment is contractually due, at which point the payment is applied to the loan. The net change in the amount of this custodial cash will also be disclosed in the consolidated statements of cash flows as "Custodial deposit liability."

(q) Business Segments

During fourth quarter 2021, Farmer Mac's Chief Operating Decision Maker ("CODM") – its President and Chief Executive Officer – began reviewing financial information of seven operating segments, which are reportable segments. Prior to fourth quarter 2021, the CODM reviewed the financial information of five reportable segments. The CODM reviews the financial information of the seven segments to make decisions about allocating resources and to assess the financial performance of those segments. Prior to fourth quarter 2021, the five segments were: Farm & Ranch, USDA Guarantees, Rural Utilities, Institutional Credit, and Corporate. Beginning in fourth quarter 2021, the seven reportable segments are: Farm & Ranch, Corporate AgFinance, Rural Utilities, Renewable Energy, Funding, Investments, and Corporate. The purpose of the new alignment of the company's segments is for the CODM to review and analyze financial performance according to the type of customer and market rather than according to the type of product offerings. Additionally, the financial information for the Funding and Investments segments allow the CODM to review the results of the company's Treasury activities. All operating expenses are managed at the enterprise level and are reported within the Corporate segment rather than allocated to any of the other segments.

The operations and financial results of the Farm & Ranch and Corporate AgFinance segments are within our Agricultural Finance line of business. Beginning in fourth quarter 2021, the Farm & Ranch segment includes the financial results of the USDA Securities portfolio and Farm & Ranch loans. Also beginning in the fourth quarter of 2021, the Corporate AgFinance segment includes loans and AgVantage securities to larger and more complex farming operations, agribusinesses focused on food and fiber processing, and other supply chain production.

The Rural Utilities and Renewable Energy segments are within our Rural Infrastructure Finance line of business. Beginning in fourth quarter 2021, the Rural Utilities segment includes loans to rural electric generation and transmission cooperatives, distribution cooperatives, and telecommunications providers, as well as AgVantage securities secured by those types of loans. The Renewable Energy segment includes loans to rural electric solar and wind energy projects.

Prior to fourth quarter 2021, the financial results of all of the company's AgVantage Securities portfolio were included within the Institutional Credit segment.

The Funding segment includes the financial results of the company's debt issuance, hedging, asset/liability management, and capital allocation strategies. The company allocates interest expense to each of the other segments (except Corporate) using a funds transfer pricing process. That process also allocates the benefits and costs from the company's funding and hedging strategies to the Funding segment.

The Investments segment includes the financial results of the company's investment portfolio, which is held for liquidity purposes. Interest expense is allocated to the Investments segment using the same funds transfer pricing process that is used to allocate interest expense to the other segments.

The Corporate segment includes all of the company's operating expenses, including compensation, general and administrative expenses, and regulatory fees. The Corporate segment also includes items of other income and preferred stock dividend expense.

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

Farmer Mac uses net effective spread to measure the net spread Farmer Mac earns between its interest earning assets and the related net funding costs of these assets. Net effective spread differs from net interest income and net interest yield because it excludes: (1) the amortization of premiums and discounts on assets consolidated at fair value that are amortized as adjustments to yield in interest income over the contractual or estimated remaining lives of the underlying assets; (2) interest income and interest expense related to consolidated trusts with beneficial interests owned by third parties, which are presented on Farmer Mac's consolidated balance sheets as "Loans held for investment in consolidated trusts, at amortized cost"; and (3) the fair value changes of financial derivatives and the corresponding assets or liabilities designated in a fair value hedge accounting relationship.

(r) New Accounting Standards

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

3.RELATED PARTY TRANSACTIONS

Farmer Mac considers an entity to be a related party if (1) the entity holds at least 5% of a class of Farmer Mac voting common stock or (2) the institution has an affiliation with a Farmer Mac director and conducts material business with Farmer Mac. As provided by Farmer Mac's statutory charter, only banks, insurance companies, and other financial institutions or similar entities may hold Farmer Mac's Class A voting common stock and only institutions of the Farm Credit System may hold Farmer Mac's Class B voting common stock. Farmer Mac's statutory charter also provides that Class A stockholders elect 5 members of Farmer Mac's 15-member board of directors and that Class B stockholders elect 5 members of the board of directors. Farmer Mac generally requires financial institutions to own a requisite amount of common stock, based on the size and type of institution, to participate in the Agricultural Finance line of business. As a result of these requirements, Farmer Mac conducts business with related parties in the normal course of Farmer Mac's business. All related party transactions were conducted with terms and conditions comparable to those available to any other participant in Farmer Mac's lines of business not related to Farmer Mac.

Zions Bancorporation, National Association:

Farmer Mac considers Zions Bancorporation, National Association and its affiliates ("Zions") a related party because Zions owns approximately 31.2% of Farmer Mac's Class A voting common stock. The following transactions occurred between Farmer Mac and Zions during 2021, 2020, and 2019:

Table 3.1

	For the Years Ended December 31,
	2021	2020	2019
	(in thousands)
Unpaid Principal Balance:
Purchases:
Loans	$214,319	$177,143	$129,040
USDA Securities	9,565	10,764	8,875
Sales of Farmer Mac Guaranteed Securities	—	41,247	163,134

The purchases of loans from Zions under the Agricultural Finance line of business represented approximately 8.0%, 7.1%, and 9.5% of Agricultural Finance mortgage loan purchases for the years ended December 31, 2021, 2020, and 2019, respectively, and 5.6%, 6.2% and 7.6%, respectively, of total Agricultural Finance mortgage loan business volume (excluding AgVantage and USDA Securities). The purchases of USDA Securities from Zions represented approximately 2.1%, 1.4%, and 2.1% of total purchases of USDA Securities for the years ended December 31, 2021, 2020, and 2019, respectively. Outstanding Agricultural Finance mortgage loans purchased, USDA Securities, and AgVantage securities purchased from Zions represented 3.4% and 4.1%, respectively, of Farmer Mac's outstanding business volume as of December 31, 2021 and 2020.

Zions retained servicing fees of $11.0 million, $11.8 million, and $12.2 million in 2021, 2020, and 2019, respectively, for its work as a Farmer Mac servicer.

National Rural Utilities Cooperative Financial Corporation:

Farmer Mac considers the National Rural Utilities Cooperative Financial Corporation ("CFC") a related party because CFC owns approximately 7.9% of Farmer Mac's Class A voting common stock and because a member of Farmer Mac's board of directors has an affiliation with CFC. The following transactions occurred between Farmer Mac and CFC during 2021, 2020, and 2019:

Table 3.2

Farmer Mac Loan Purchases and Guarantees
	For the Years Ended December 31,
	2021	2020	2019
	(in thousands)
Unpaid Principal Balance:
Loans	$127,117	$272,943	$85,000
Unfunded Commitments	321	19,500	—
On-balance sheet AgVantage Securities	1,450,000	250,000	575,000
Total purchases and guarantees	$1,577,438	$542,443	$660,000

The transactions with CFC represented 36.9% of Farmer Mac's loan purchase volume under the Rural Infrastructure Finance line of business for 2021, compared to 36.7% of Rural Infrastructure Finance loan purchase volume for 2020 and 9.8% for 2019. These transactions represented 37.0%, 19.2%, and 25.5% of AgVantage securities volume for 2021, 2020, and 2019, respectively, and represented 18.4%, 9.5%, and 12.5% of total purchases, guarantees, LTSPCs, and unfunded commitments for 2021, 2020, and 2019, respectively. Of Farmer Mac's total outstanding business volume as of December 31, 2021 and 2020, Rural Utilities loans, loans under LTSPCs, and AgVantage securities issued by CFC represented 19.5% and 19.2%, respectively.

Farmer Mac had interest receivable of $7.8 million and $5.3 million as of December 31, 2021 and 2020, respectively, and earned interest income of $50.0 million, $63.1 million, and $97.3 million during 2021, 2020, and 2019, respectively, related to its AgVantage transactions with CFC.

As of both December 31, 2021 and 2020, Farmer Mac had $0.1 million of commitment fees receivable from CFC and earned commitment fees of $1.2 million, $1.3 million, and $1.7 million, respectively for 2021, 2020, and 2019.

CFC retained servicing fees of $3.3 million, $3.3 million and $3.2 million in 2021, 2020, and 2019, respectively, for its work as a Farmer Mac central servicer.

CoBank:

Farmer Mac considers CoBank a related party because CoBank owns approximately 32.6% of Farmer Mac's Class B voting common stock and because a member of Farmer Mac's board of directors had an affiliation with CoBank through the end of 2019.

Farmer Mac purchased $207.5 million, $416.8 million, and $776.4 million of loans and participations from CoBank, under the Rural Infrastructure Finance line of business in 2021, 2020, and 2019, respectively. The transactions with CoBank represented 60.2%, 56.0%, and 89.1% of Farmer Mac's loan purchase transactions under the Rural Infrastructure Finance line of business for 2021, 2020, and 2019, respectively.

During 2021, Farmer Mac entered into $72.0 million of unfunded commitments with CoBank, in which Farmer Mac earns a nominal unused commitment fee. Of Farmer Mac's total outstanding business volume as of December 31, 2021 and 2020, CoBank's Rural Infrastructure Finance loans and unfunded commitments represented 5.6% and 5.1%, respectively, of total outstanding volume.

CoBank retained servicing fees of $3.2 million, $2.3 million, and $1.2 million in 2021, 2020, and 2019, respectively, for its work as a Farmer Mac central servicer.

AgFirst Farm Credit Bank:

Farmer Mac considers AgFirst Farm Credit Bank ("AgFirst") a related party because AgFirst owns approximately 16.8% of Farmer Mac's Class B voting common stock.

AgFirst entered into $11.0 million, $32.5 million, and $26.7 million of Agricultural Finance LTSPC transactions in 2021, 2020, and 2019, respectively, and the aggregate balance of Agricultural Finance LTSPCs outstanding as of December 31, 2021 and 2020 was $363.9 million and $331.2 million, respectively. In each of 2021, 2020, and 2019, Farmer Mac received $1.2 million in commitment fees from AgFirst, and had $0.1 million of commitment fees receivable as of both December 31, 2021 and 2020.

AgFirst owns certain securities backed by rural housing loans. Farmer Mac guarantees the last ten percent of losses (based on the original principal balance at the time of pooling) from each loan in the pool backing those securities.  As of December 31, 2021 and 2020, the outstanding balance of those securities owned by AgFirst was $4.0 million and $5.5 million, respectively.  Farmer Mac received guarantee fees of $19,000, $25,000, and $29,000 in 2021, 2020, and 2019, respectively, on those securities.

Farm Credit Bank of Texas:

Farmer Mac considers Farm Credit Bank of Texas a related party because the bank owns approximately 7.7% of Farmer Mac's Class B voting common stock. Farmer Mac received from Farm Credit Bank of Texas commitment fees of $1.9 million, $1.2 million, and $1.1 million in 2021, 2020, and 2019, respectively. The aggregate amount of Agricultural Finance LTSPCs outstanding with Farm Credit Bank of Texas as of December 31, 2021 and 2020 was $625.6 million and $304.9 million, respectively. In each of 2021, 2020, and 2019, Farm Credit Bank of Texas retained $0.1 million in servicing fees for its work as a Farmer Mac central servicer.

Other Related Party Transactions:

Farmer Mac considers Bath State Bank and Farm Credit of Florida related parties because a member of Farmer Mac's board of directors is affiliated with those entities. Farmer Mac purchased $2.3 million, $9.2 million, and $4.0 million in USDA Securities from Bath State Bank in 2021, 2020, and 2019, respectively. Farmer Mac purchased $5.0 million in Agricultural Finance mortgage loans from Bath State Bank in 2021. Farmer Mac did not purchase any Agricultural Finance mortgage loans from Bath State Bank in 2020 or 2019.

Farmer Mac purchased $1.1 million and $0.2 million of Agricultural Finance mortgage loans from Farm Credit of Florida in 2021 and 2020, respectively. Farmer Mac did not purchase any loans from Farm Credit of Florida in 2019.

4.INVESTMENT SECURITIES

The following tables set forth information about Farmer Mac's available-for-sale and held-to-maturity investment securities as of December 31, 2021 and December 31, 2020:

Table 4.1

	As of December 31, 2021
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost(1)	Allowance for losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,700	$—	$19,700	$(52)	$—	$(394)	$19,254
Floating rate Government/GSE guaranteed mortgage-backed securities	2,168,016	90	2,168,106	—	11,821	(1,096)	2,178,831
Fixed rate GSE guaranteed mortgage-backed securities	451,660	12,525	464,185	—	382	(5,730)	458,837
Fixed rate U.S. Treasuries	1,180,000	2,723	1,182,723	—	—	(3,254)	1,179,469
Total available-for-sale	3,819,376	15,338	3,834,714	(52)	12,203	(10,474)	3,836,391
Held-to-maturity:
Floating rate Government/GSE guaranteed mortgage-backed securities(3)	44,970	—	44,970	—	1,612	—	46,582
Total held-to-maturity	$44,970	$—	$44,970	$—	$1,612	$—	$46,582
(1)Amounts presented exclude $4.3 million of accrued interest receivable on investment securities as of December 31, 2021.
(2)Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in the consolidated statement of operations as a provision for losses. Amount excludes unrealized losses relating to non-credit factors.
(3)The held-to-maturity investment securities had a weighted average yield of 1.5% as of December 31, 2021.

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

During the year ended December 31, 2021, Farmer Mac received proceeds of $257.5 million, from the sale of securities from its available-for-sale investment portfolio, resulting in gains of $0.3 million. Farmer Mac did not sell any securities from its available-for-sale investment portfolio during the year ended December 31, 2020. During the year ended December 31, 2019, Farmer Mac received proceeds of

$12.4 million from the sale of securities from its available-for-sale investment portfolio, resulting in gross realized losses of $0.2 million.

As of December 31, 2021 and December 31, 2020, unrealized losses on available-for-sale investment securities were as follows:

Table 4.2

	As of December 31, 2021
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,254	$(394)
Floating rate Government/GSE guaranteed mortgage-backed securities	459,195	(619)	37,307	(477)
Fixed rate Government/GSE guaranteed mortgage-backed securities	406,805	(5,730)	—	—
Fixed rate U.S. Treasuries	1,123,439	(3,070)	51,031	(184)
Total	$1,989,439	$(9,419)	$107,592	$(1,055)

Number of securities in loss position		69		24

	As of December 31, 2020
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,171	$(493)
Floating rate asset-backed securities	—	—	6,231	(1)
Floating rate Government/GSE guaranteed mortgage-backed securities	172,842	(593)	324,423	(2,450)
Fixed rate U.S. Treasuries	364,320	(43)	—	—
Total	$537,162	$(636)	$349,825	$(2,944)

Number of securities in loss position		27		62

The unrealized losses presented above are principally due to a general widening of market spreads and changes in the levels of interest rates from the dates of acquisition to December 31, 2021 and December 31, 2020, as applicable. The resulting decrease in fair values reflects an increase in the perceived risk by the financial markets related to those securities. As of both December 31, 2021 and December 31, 2020, all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government or had credit ratings of at least "AA+."

Securities in unrealized loss positions for 12 months or longer have a fair value as of December 31, 2021 that is, on average, approximately 99.0% of their amortized cost basis. Farmer Mac believes that all of these unrealized losses are recoverable within a reasonable period of time by way of maturity or changes in credit spreads.

The amortized cost, fair value, and weighted-average yield of available-for-sale investment securities by remaining contractual maturity as of December 31, 2021 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 4.3

	As of December 31, 2021
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$646,946	$646,518	1.23%
Due after one year through five years	812,878	810,767	0.42%
Due after five years through ten years	1,712,906	1,710,515	0.88%
Due after ten years	661,984	668,591	0.64%
Total	$3,834,714	$3,836,391	0.80%

5.FARMER MAC GUARANTEED SECURITIES AND USDA SECURITIES

The following tables set forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities as of December 31, 2021 and December 31, 2020:

Table 5.1

	As of December 31, 2021
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost(1)	Allowance for losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$2,003,486	$—	$2,003,486	$(132)	$10,097	$(12,764)	$2,000,687
Farmer Mac Guaranteed USDA Securities	29,859	26	29,885	—	1,162	—	31,047
Total Farmer Mac Guaranteed Securities	2,033,345	26	2,033,371	(132)	11,259	(12,764)	2,031,734
USDA Securities	2,411,649	24,682	2,436,331	—	95,741	—	2,532,072
Total held-to-maturity	$4,444,994	$24,708	$4,469,702	$(132)	$107,000	$(12,764)	$4,563,806
Available-for-sale:
AgVantage	$6,122,240	$1,270	$6,123,510	$(263)	$212,908	$(20,010)	$6,316,145
Farmer Mac Guaranteed Securities(3)	—	12,297	12,297	—	117	—	12,414
Total available-for-sale	$6,122,240	$13,567	$6,135,807	$(263)	$213,025	$(20,010)	$6,328,559
Trading:
USDA Securities(4)	$4,299	$134	$4,433	$—	$1	$(33)	$4,401
(1)Amounts presented exclude $29.8 million, $42.1 million, and $0.1 million of accrued interest receivable on available-for-sale, held-to-maturity, and trading securities, respectively, as of December 31, 2021.
(2)Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in the statement of financial operations as a provision for losses. Amount excludes unrealized losses relating to non-credit factors.
(3)Fair value includes $12.4 million of an interest-only security with a notional amount of $275.4 million.
(4)The trading USDA securities had a weighted average yield of 5.05% as of December 31, 2021.

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

As of December 31, 2021 and December 31, 2020, unrealized losses on held-to-maturity and available-for-sale on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities were as follows:

Table 5.2

	As of December 31, 2021
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$1,387,236	$(12,764)	$—	$—
USDA Securities	—	—	—	—
Total held-to-maturity	$1,387,236	$(12,764)	$—	$—

Available-for-sale:
AgVantage	$1,867,364	$(17,263)	$90,971	$(2,747)

	As of December 31, 2020
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$49,939	$(61)	$—	$—
USDA Securities	—	—	21,061	(560)
Total held-to-maturity	$49,939	$(61)	$21,061	$(560)

Available-for-sale:
AgVantage	$133,703	$(231)	$981,757	$(15,007)

The unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to December 31, 2021 and December 31, 2020, as applicable. The unrealized losses on the held-to-maturity USDA Securities as of both December 31, 2021 and December 31, 2020 reflect their increased cost basis resulting from their transfer to held-to-maturity as of October 1, 2016.

The credit exposure related to Farmer Mac's USDA Securities in the Agricultural Finance line of business is covered by the full faith and credit guarantee of the United States of America.

The unrealized losses from AgVantage securities were on 13 and 11 available-for-sale securities as of December 31, 2021 and December 31, 2020, respectively. There were 10 and 2 held-to-maturity AgVantage securities with an unrealized loss as of December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021 and December 31, 2020, 2 and 7 available-for-sale AgVantage securities, respectively, had been in a loss position for more than 12 months.

During the three years ended December 31, 2021, 2020, and 2019, Farmer Mac had no sales of Farmer Mac Guaranteed Securities or USDA Securities and, therefore, Farmer Mac realized no gains or losses.

The amortized cost, fair value, and weighted-average yield of available-for-sale and held-to-maturity Farmer Mac Guaranteed Securities and USDA Securities by remaining contractual maturity as of December 31, 2021 are set forth below. The balances presented are based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 5.3

	As of December 31, 2021
	Available-for-Sale Securities
	Amortized Cost(1)	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$1,401,396	$1,408,170	1.80%
Due after one year through five years	2,142,369	2,194,055	2.52%
Due after five years through ten years	1,008,986	1,034,586	2.21%
Due after ten years	1,583,056	1,691,748	2.46%
Total	$6,135,807	$6,328,559	2.28%
(1)Amounts presented exclude $29.8 million of accrued interest receivable.

	As of December 31, 2021
	Held-to-Maturity Securities
	Amortized Cost(1)	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$1,146,637	$1,146,747	0.65%
Due after one year through five years	904,570	902,695	2.09%
Due after five years through ten years	253,388	262,906	2.76%
Due after ten years	2,165,107	2,251,458	3.15%
Total	$4,469,702	$4,563,806	2.26%
(1)Amounts presented exclude $42.1 million of accrued interest receivable.

6.FINANCIAL DERIVATIVES

Farmer Mac enters into financial derivative transactions to protect against risk from the effects of market price, or interest rate movements, on the value of certain assets, future cash flows, or debt issuance, and not for trading or speculative purposes. Certain financial derivatives are designated as fair value hedges of fixed rate assets, classified as available-for-sale, to protect against fair value changes in the assets related to changes in a benchmark interest rate (e.g., LIBOR or SOFR). Certain other financial derivatives are designated as cash flow hedges to mitigate the volatility of future interest rate payments on floating rate debt. Certain financial derivatives are not designated in hedge accounting relationships.

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

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements as of December 31, 2021 and December 31, 2020:

Table 6.1

	As of December 31, 2021
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Term (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$6,238,438	$11,554	$(583)	2.06%	0.13%		11.64
Receive fixed non-callable	5,884,529	15	(8,383)	0.17%	0.88%		2.27
Receive fixed callable	1,571,577	103	(17,612)	0.01%	0.80%		4.17
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	570,000	6,905	(2,763)	1.93%	0.49%		5.72
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	229,062	—	(4,641)	3.22%	0.16%		4.95
Receive fixed non-callable	1,377,250	—	—	0.13%	0.43%		0.97
Basis swaps	1,608,911	489	(280)	0.17%	0.20%		3.31
Treasury futures	67,600	73	—			130.58
Credit valuation adjustment		—	14
Total financial derivatives	$17,547,367	$19,139	$(34,248)
Collateral (held)/pledged		—	194,519
Net amount		$19,139	$160,271

	As of December 31, 2020
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Term (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Pay fixed non-callable	$5,463,303	$10,157	$(2,585)	2.26%	0.21%		11.95
Receive fixed non-callable	2,611,029	2	(8,755)	0.32%	1.61%		2.10
Receive fixed callable	343,500	3,108	(4)	0.16%	1.78%		3.16
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	472,000	2,584	(8,771)	2.04%	0.57%		6.04
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	339,090	—	(9,675)	2.38%	0.19%		4.23
Receive fixed non-callable	2,359,220	—	—	0.16%	0.87%		1.07
Receive fixed callable	200,000	1	(12)	0.13%	0.15%		0.72
Basis swaps	3,628,911	1,617	(43)	0.18%	0.23%		2.03
Treasury futures	30,500	—	(82)			137.81
Credit valuation adjustment		(1)	35
Total financial derivatives	$15,447,553	$17,468	$(29,892)
Collateral (held)/pledged		(1,345)	212,263
Net amount		$16,123	$182,371

As of December 31, 2021, Farmer Mac expects to reclassify $4.6 million after-tax from accumulated other comprehensive income to earnings over the next twelve months related to cash flow hedges. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges after December 31, 2021. During the years ended December 31, 2021 and 2020, there were no gains or losses from interest rate swaps designated as cash flow hedges reclassified to earnings because it was probable that the originally forecasted transactions would occur.

The following tables summarize the net income/(expense) recognized in the consolidated statements of operations related to derivatives for the years ended December 31, 2021, 2020, and 2019:

Table 6.2

	For the Year Ended December 31, 2021
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Losses on financial derivatives
	(in thousands)
Total amounts presented in the consolidated statement of operations	$18,660	$163,547	$242,582	$(204,014)	$(3,348)	$217,427
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	(1,002)	(85,302)	(27,167)	42,591	—	(70,880)
Recognized on hedged items	1,792	119,896	46,842	(51,484)	—	117,046
Discount amortization recognized on hedged items	—	—	—	(1,118)	—	(1,118)
Income/(expense) related to interest settlements on fair value hedging relationships	$790	$34,594	$19,675	$(10,011)	$—	$45,048

Gains/(losses) on fair value hedging relationships:
Recognized on derivatives	$1,688	$177,077	$97,459	$(98,332)	$—	$177,892
Recognized on hedged items	(1,218)	(176,304)	(97,502)	95,617	—	(179,407)
Gains/(losses) on fair value hedging relationships	$470	$773	$(43)	$(2,715)	$—	$(1,515)

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$(7,399)	$—	$(7,399)
Recognized on hedged items	—	—	—	(2,657)	—	(2,657)
Discount amortization recognized on hedged items	—	—	—	(37)	—	(37)
Expense recognized on cash flow hedges	$—	$—	$—	$(10,093)	$—	$(10,093)

Losses on financial derivatives not designated in hedging relationships:
Losses on interest rate swaps	$—	$—	$—	$—	$(5,816)	$(5,816)
Interest expense on interest rate swaps	—	—	—	—	3,259	3,259
Treasury futures	—	—	—	—	(791)	(791)
Losses on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$(3,348)	$(3,348)

	For The Year Ended December 31, 2020
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income			Non-Interest Income	Total
	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Losses on financial derivatives
	(in thousands)
Total amounts presented in the consolidated statement of operations:	$227,691	$233,699	$(312,946)	$(246)	$148,198
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	(60,056)	(19,135)	26,386	—	(52,805)
Recognized on hedged items	126,170	40,793	(51,230)	—	115,733
Discount amortization recognized on hedged items	—	—	(745)	—	(745)
Income/(expense) related to interest settlements on fair value hedging relationships	$66,114	$21,658	$(25,589)	$—	$62,183

(Losses)/gains on fair value hedging relationships:
Recognized on derivatives	$(206,281)	$(76,565)	$43,332	$—	$(239,514)
Recognized on hedged items	202,624	73,426	(45,720)	—	230,330
(Losses)/gains on fair value hedging relationships	$(3,657)	$(3,139)	$(2,388)	$—	$(9,184)

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$(5,570)	$—	$(5,570)
Recognized on hedged items	—	—	(4,553)	—	(4,553)
Discount amortization recognized on hedged items	—	—	(13)	—	(13)
Expense recognized on cash flow hedges	$—	$—	$(10,136)	$—	$(10,136)

(Losses)/gains on financial derivatives not designated in hedge relationships:
Losses on interest rate swaps	$—	$—	$—	$(4,204)	$(4,204)
Interest expense on interest rate swaps	—	—	—	5,808	5,808
Treasury futures	—	—	—	(1,850)	(1,850)
(Losses)/gains on financial derivatives not designated in hedge relationships	$—	$—	$—	$(246)	$(246)

	For The Year Ended December 31, 2019
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income			Non-Interest Income	Total
	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Gains/(losses) on financial derivatives
	(in thousands)
Total amounts presented in the consolidated statement of operations	$333,896	$229,675	$(471,958)	$5,282	$96,895
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	(2,177)	(2,053)	(6,227)	—	(10,457)
Recognized on hedged items	118,609	26,352	(45,309)	—	99,652
Discount amortization recognized on hedged items	—	—	(631)	—	(631)
Income/(expense) related to interest settlements on fair value hedging relationships	$116,432	$24,299	$(52,167)	$—	$88,564

(Losses)/gains on fair value hedging relationships:
Recognized on derivatives	$(184,478)	$(50,141)	$18,401	$—	$(216,218)
Recognized on hedged items	181,144	43,194	(16,027)	—	208,311
(Losses)/gains on fair value hedging relationships	$(3,334)	$(6,947)	$2,374	$—	$(7,907)

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$1,166	$—	$1,166
Recognized on hedged items	—	—	(10,569)	—	(10,569)
Discount amortization recognized on hedged items	—	—	(4)	—	(4)
Expense recognized on cash flow hedges	$—	$—	$(9,407)	$—	$(9,407)

Gains on financial derivatives not designated in hedging relationships:
Gains on interest rate swaps	$—	$—	$—	$10,321	$10,321
Interest expense on interest rate swaps	—	—	—	(4,213)	(4,213)
Treasury futures	—	—	—	(826)	(826)
Gains on financial derivatives not designated in hedge relationships	$—	$—	$—	$5,282	$5,282

The following table shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships as of December 31, 2021 and December 31, 2020:

Table 6.3

	Hedged Items in Fair Value Relationship
	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments included in the Carrying Amount of the Hedged Assets/(Liabilities)
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(in thousands)
Investment securities, Available-for-Sale, at fair value	$458,653	$—	$(1,218)	$—
Farmer Mac Guaranteed Securities, Available-for-Sale, at fair value(1)	4,276,002	4,244,027	206,520	382,825
Loans held for investment, at amortized cost(2)	1,668,142	1,692,609	13,832	111,333
Notes Payable(3)	(7,083,535)	(3,006,140)	42,377	(53,240)
(1)Includes $1.3 million and $1.6 million of hedging adjustments on discontinued hedging relationships as of December 31, 2021 and December 31, 2020, respectively.
(2)Includes $1.2 million and $1.4 million of hedging adjustments on a discontinued hedging relationship as of December 31, 2021 and December 31, 2020, respectively.
(3)Carrying amount represents amortized cost.

The following table shows Farmer Mac's credit exposure to interest rate swap counterparties as of December 31, 2021 and December 31, 2020:

Table 6.4

	December 31, 2021
	Gross Amount Recognized(1)	Counterparty Netting	Net Amount Presented in the Consolidated Balance Sheet
	(in thousands)
Assets:
Derivatives
Interest rate swap	$91,130	$91,130	$—
Liabilities:
Derivatives
Interest rate swap	$404,063	$386,249	$17,814
(1)Gross amount excludes netting arrangements and any adjustment for nonperformance risk, but includes accrued interest.

	December 31, 2020
	Gross Amount Recognized(1)	Counterparty Netting	Net Amount Presented in the Consolidated Balance Sheet
	(in thousands)
Assets:
Derivatives
Interest rate swaps	$112,287	$111,761	$526
Liabilities:
Derivatives
Interest rate swaps	$620,236	$595,867	$24,369
(1)Gross amount excludes netting arrangements and any adjustment for nonperformance risk, but includes accrued interest.

As of December 31, 2021, Farmer Mac held no cash or investment securities as collateral for its derivatives in net asset positions, compared to $1.3 million of cash and no investment securities as collateral for its derivatives in net asset positions as of December 31, 2020.

Farmer Mac posted $16.6 million cash and $177.9 million of investment securities as of December 31, 2021 and posted $11.2 million cash and $201.1 million investment securities as of December 31, 2020. Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets. Any investment securities posted as collateral are included in the investment securities balances on the consolidated balance sheets. If Farmer Mac had breached certain provisions of the derivative contracts as of December 31, 2021 or December 31, 2020, it could have been required to settle its obligations under the agreements, but would not have been required to post additional collateral. As of December 31, 2021 and December 31, 2020, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

Of Farmer Mac's $17.5 billion notional amount of interest rate swaps outstanding as of December 31, 2021, $14.9 billion were cleared through the swap clearinghouse, the Chicago Mercantile Exchange ("CME"). Of Farmer Mac's $15.4 billion notional amount of interest rate swaps outstanding as of December 31, 2020, $12.8 billion were cleared through the CME. During 2021 and throughout 2020, Farmer Mac continued the use of non-cleared basis swaps to prepare for the transition away from the use of LIBOR as a reference rate.

7.NOTES PAYABLE

Farmer Mac's borrowings consist of discount notes and medium-term notes, both of which are unsecured general obligations of Farmer Mac. Discount notes generally have original maturities of 1.0 year or less, whereas medium-term notes generally have maturities of 0.5 years to 25.0 years.

The following tables set forth information related to Farmer Mac's borrowings as of December 31, 2021 and December 31, 2020:

Table 7.1

	December 31, 2021
	Outstanding as of December 31		Average Outstanding During the Year
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$2,167,979	0.05%	$1,822,714	0.08%
Medium-term notes	837,580	0.09%	1,956,870	0.12%
Current portion of medium-term notes	3,981,240	0.75%
Total due within one year	$6,986,799	0.45%
Due after one year:
Medium-term notes due in:
Two years	$4,179,985	0.81%
Three years	2,554,906	0.87%
Four years	2,119,805	0.85%
Five years	2,810,894	1.07%
Thereafter	4,106,144	1.69%
Total due after one year	$15,771,734	1.10%
Total principal net of discounts	$22,758,533	0.90%
Hedging adjustments	(42,377)
Total	$22,716,156

	December 31, 2020
	Outstanding as of December 31		Average Outstanding During the Year
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$1,797,175	0.11%	$2,343,702	0.63%
Medium-term notes	2,645,146	0.19%	1,593,253	0.60%
Current portion of medium-term notes	6,304,061	0.90%
Total due within one year	$10,746,382	0.59%
Due after one year:
Medium-term notes due in:
Two years	$3,004,203	1.00%
Three years	2,809,551	1.24%
Four years	927,119	1.67%
Five years	1,342,250	1.03%
Thereafter	2,966,172	1.92%
Total due after one year	$11,049,295	1.37%
Total principal net of discounts	$21,795,677	0.98%
Hedging adjustments	53,240
Total	$21,848,917

The maximum amount of Farmer Mac's discount notes outstanding at any month end during each of the years ended December 31, 2021 and 2020 was $2.4 billion and $2.6 billion, respectively.

Callable medium-term notes give Farmer Mac the option to redeem the debt at par value on a specified call date or at any time on or after a specified call date. The following table summarizes by maturity date the amounts and costs for Farmer Mac debt callable in 2022 as of December 31, 2021:

Table 7.2

Debt Callable in 2022 as of December 31, 2021, by Maturity
	Amount	Weighted-Average Rate
	(dollars in thousands)
Maturity:
2023	$243,795	0.42%
2024	318,346	0.40%
2025	372,048	0.92%
2026	1,060,594	1.08%
Thereafter	1,368,758	1.67%
Total	$3,363,541	1.19%

The following schedule summarizes the earliest interest rate reset date, or debt maturities, of total borrowings outstanding as of December 31, 2021, including callable and non-callable medium-term notes, assuming callable notes are redeemed at the initial call date:

Table 7.3

	Earliest Interest Rate Reset Date, or Debt Maturities, of Borrowings Outstanding
	Amount	Weighted-Average Rate
	(dollars in thousands)
Debt with interest rate resets, or debt maturities in:
2022	$8,795,560	0.43%
2023	3,588,630	0.91%
2024	2,489,936	0.89%
2025	1,859,428	0.92%
2026	2,632,015	1.10%
Thereafter	3,392,964	1.96%
Total principal net of discounts	$22,758,533	0.90%

During the years ended December 31, 2021 and 2020, Farmer Mac called $2.0 billion and $3.1 billion of callable medium-term notes, respectively.

Authority to Borrow from the U.S. Treasury

Farmer Mac's statutory charter authorizes it, upon satisfying certain conditions, to borrow up to $1.5 billion from the U.S. Treasury through the issuance of debt obligations to the U.S. Treasury. Any funds borrowed from the U.S. Treasury may be used solely to fulfill Farmer Mac's guarantee obligations. Any debt obligations issued by Farmer Mac under this authority would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac. The charter requires Farmer Mac to repurchase any of its debt obligations held by the U.S. Treasury within a reasonable time. As of December 31, 2021, Farmer Mac had not used this borrowing authority.

Gains on Repurchase of Outstanding Debt

During the year ended December 31, 2021, Farmer Mac repurchased $23.0 million of outstanding debt at a gain of $14,000; no outstanding debt repurchases were made in the years ended December 31, 2020 and 2019.

8.LOANS

Farmer Mac classifies loans as either held for investment or held for sale. Loans held for investment are recorded at the unpaid principal balance, net of unamortized premium or discount and other cost basis adjustments. Loans held for sale are reported at the lower of cost or fair value determined on a pooled basis. As of both December 31, 2021 and December 31, 2020, Farmer Mac had no loans held for sale. Farmer Mac did not record any lower of cost or fair value adjustments during the year ended December 31, 2021 related to its loans held for sale.

The following table includes loans held for investment and displays the composition of the loan balances as of December 31, 2021 and December 31, 2020:

Table 8.1

	As of December 31, 2021			As of December 31, 2020
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Agricultural Finance mortgage loans	$5,898,370	$948,623	$6,846,993	$4,889,393	$1,287,045	$6,176,438
Rural Infrastructure Finance loans	2,389,136	—	2,389,136	2,260,412	—	2,260,412
Total unpaid principal balance(1)	8,287,506	948,623	9,236,129	7,149,805	1,287,045	8,436,850
Unamortized premiums, discounts, fair value hedge basis adjustment, and other cost basis adjustments	26,590	—	26,590	112,128	—	112,128
Total loans	8,314,096	948,623	9,262,719	7,261,933	1,287,045	8,548,978
Allowance for losses	(13,477)	(564)	(14,041)	(12,943)	(889)	(13,832)
Total loans, net of allowance	$8,300,619	$948,059	$9,248,678	$7,248,990	$1,286,156	$8,535,146
(1)Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business.

Allowance for Losses

The following table is a summary, by asset type, of the allowance for losses as of December 31, 2021 and December 31, 2020:

Table 8.2

	December 31, 2021	December 31, 2020
	Allowance for Losses	Allowance for Losses
	(in thousands)
Loans:
Agricultural Finance mortgage loans	$3,442	$3,745
Rural Infrastructure Finance loans	10,599	10,087
Total	$14,041	$13,832

The following is a summary of the changes in the allowance for losses for each year in the three-year period ended December 31, 2021:

Table 8.3

	Agricultural Finance mortgage loans	Rural Infrastructure Finance loans
	Allowance for Losses	Allowance for Losses
	(in thousands)
Balance as of December 31, 2018(1)	$7,017	$—
Provision for losses	3,504	—
Charge-offs	(67)	—
Balance as of December 31, 2019(1)	$10,454	$—
Cumulative effect adjustment from adoption of current expected credit loss standard	(3,909)	5,378
Adjusted Beginning Balance	$6,545	$5,378
Provision for losses	2,959	4,709
Charge-offs	(5,759)	—
Balance as of December 31, 2020(2)(3)(4)	$3,745	$10,087
(Release of)/provision for losses	(1,357)	512
Recovery	1,054	—
Charge-offs	—	—
Balance as of December 31, 2021(3)(4)	$3,442	$10,599
(1)Prior to the adoption of ASU 2016-13, "Financial Instruments - Credit Losses," effective January 1, 2020, Farmer Mac maintained an allowance for loan losses to cover estimated probable incurred losses on loans held.
(2)Allowance for losses reflects the adoption of ASU 2016-13, "Financial Instruments - Credit Losses," effective January 1, 2020.
(3)As of both December 31, 2021 and 2020, allowance for losses for Agricultural Finance mortgage loans includes no allowance, for collateral dependent assets secured by agricultural real estate.
(4)As of both December 31, 2021 and 2020, allowance for losses for Rural Infrastructure Finance loans includes no allowance for collateral dependent assets.

The provision to the allowance for Rural Infrastructure Finance loan losses of $0.5 million recorded during the year ended 2021 was primarily attributable to the impact of the Texas Arctic Freeze, partially offset by the impact of improving economic factor forecasts. The $1.4 million release from the allowance for the Agricultural Finance mortgage loan portfolio during the year ended 2021 was primarily attributable to a recovery on the payoff of the agricultural storage and processing loan secured by a specialized poultry facility that had been partially charged off in 2020 and improving economic factor forecasts.

The provision to the allowance for Rural Infrastructure Finance loan losses of $4.7 million recorded during the year ended December 31, 2020 was primarily attributable to the impact of net new loan volume in the portfolio and the impact of economic factor forecasts, especially continued expected higher unemployment, as a result of the COVID-19 pandemic and the resulting economic volatility. The provision to the allowance for Agricultural Finance mortgage loans of $3.0 million recorded during the year ended December 31, 2020 was primarily related to an agricultural storage and processing loan secured by a specialized poultry facility that Farmer Mac has deemed to be a CDA. The provision was more than offset by charge-offs from the allowance of $5.8 million, primarily related to the specialized poultry loan because a portion of the loan was deemed to be uncollectible.

The provision to the allowance for loan losses recorded during 2019 was primarily attributable to a specific reserve on a single specialized poultry loan, a decrease in overall credit quality, and net portfolio growth. The allowance for losses in the Agricultural Finance mortgage loan portfolio, as a percentage of outstanding loan volume, increased slightly from the previous year. The total provision for losses increased by $3.2 million, during 2019 as compared to 2018, primarily due to the specific reserve on the agricultural storage and processing loan secured by a specialized poultry facility loan mentioned above and a decrease in overall credit quality combined with net portfolio growth.

The following table presents the unpaid principal balances by delinquency status of Farmer Mac's loans and non-performing assets as of December 31, 2021 and December 31, 2020:

Table 8.4

	As of December 31, 2021
	Accruing
	Current	30-59 Days	60-89 Days	90 Days and Greater(2)	Total Past Due	Nonaccrual loans(3)(4)	Total Loans
	(in thousands)
Loans(1):
Agricultural Finance mortgage loans	$6,715,070	$4,548	$568	$—	$5,116	$126,807	$6,846,993
Rural Infrastructure Finance loans	2,389,136	—	—	—	—	—	2,389,136
Total	$9,104,206	$4,548	$568	$—	$5,116	$126,807	$9,236,129
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
(4)Includes $31.0 million of nonaccrual loans for which there was no associated allowance. During the year ended December 31, 2021, Farmer Mac received $5.0 million, in interest on nonaccrual loans.

	As of December 31, 2020
	Accruing
	Current	30-59 Days	60-89 Days	90 Days and Greater(2)	Total Past Due	Nonaccrual loans(3)(4)	Total Loans
	(in thousands)
Loans(1):
Agricultural Finance mortgage loans	$6,055,154	$4,582	$632	$1,072	$6,286	$114,998	$6,176,438
Rural Infrastructure Finance loans	2,260,412	—	—	—	—	—	2,260,412
Total	$8,315,566	$4,582	$632	$1,072	$6,286	$114,998	$8,436,850
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

Credit Quality Indicators

The following tables present credit quality indicators related to Farm & Ranch loans and Rural Infrastructure loans held as of December 31, 2021 and December 31, 2020, by year of origination:

Table 8.5

	As of December 31, 2021
	Year of Origination:
	2021	2020	2019	2018	2017	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance mortgage loans (1):
Internally Assigned Risk Rating:
Acceptable	$2,138,060	$1,541,509	$540,139	$324,917	$303,852	$1,004,709	$545,370	$6,398,556
Special mention(2)	84,795	50,057	51,200	48,078	9,132	14,646	4,771	262,679
Substandard(3)	1,654	4,997	26,237	27,109	38,703	75,780	11,278	185,758
Total	$2,224,509	$1,596,563	$617,576	$400,104	$351,687	$1,095,135	$561,419	$6,846,993

For the Year Ended:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	(1,054)	—	—	(1,054)
Current period Agricultural Finance recoveries	$—	$—	$—	$—	$(1,054)	$—	$—	$(1,054)
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

	As of December 31, 2021
	Year of Origination:
	2021	2020	2019	2018	2017	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Rural Infrastructure Finance loans(1):
Internally Assigned Risk Rating:
Acceptable	$242,570	$612,366	$774,941	$8,100	$86,878	$628,903	$12,578	$2,366,336
Special mention(2)	—	—	—	—	—	—	—	—
Substandard(3)	—	22,800	—	—	—	—	—	22,800
Total	$242,570	$635,166	$774,941	$8,100	$86,878	$628,903	$12,578	$2,389,136

For the Year Ended
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—
Current period Rural Infrastructure net charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

	As of December 31, 2020
	Year of Origination:
	2020	2019	2018	2017	2016	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance mortgage loans (1):
Internally Assigned Risk Rating:
Acceptable	$1,947,618	$774,315	$484,345	$500,768	$465,277	$1,068,693	$535,742	$5,776,758
Special mention(2)	70,171	79,744	18,317	8,530	13,111	21,328	7,656	218,857
Substandard(3)	3,400	5,821	21,879	52,709	37,173	50,582	9,259	180,823
Total	$2,021,189	$859,880	$524,541	$562,007	$515,561	$1,140,603	$552,657	$6,176,438

For the Year Ended:
Current period charge-offs	$—	$—	$—	$5,365	$—	$394	$—	$5,759
Current period recoveries	—	—	—	—	—	—	—	—
Current period Agricultural Finance net charge-offs	$—	$—	$—	$5,365	$—	$394	$—	$5,759
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

	As of December 31, 2020
	Year of Origination:
	2020	2019	2018	2017	2016	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Rural Infrastructure Finance loans(1):
Internally Assigned Risk Rating:
Acceptable	$667,489	$809,921	$8,260	$89,842	$31,275	$641,145	$12,480	$2,260,412
Special mention(2)	—	—	—	—	—	—	—	—
Substandard(3)	—	—	—	—	—	—	—	—
Total	$667,489	$809,921	$8,260	$89,842	$31,275	$641,145	$12,480	$2,260,412

For the Year Ended:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—
Current period Rural Infrastructure net charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

During 2021, 2020, and 2019, Farmer Mac paid a quarterly dividend of $0.88, $0.80, and $0.70 per share on all classes of its common stock. Farmer Mac's ability to declare and pay dividends on its common stock could be restricted if it fails to comply with applicable capital requirements.

Farmer Mac's board of directors approved a share repurchase program during third quarter 2015 authorizing Farmer Mac to repurchase up to $25.0 million of its outstanding Class C non-voting common stock. The share repurchase program, last modified on March 14, 2019, authorized Farmer Mac to repurchase up to $10.0 million of Farmer Mac's outstanding Class C non-voting common stock. During first quarter 2020, Farmer Mac repurchased approximately 4,000 shares of Class C non-voting common stock at a cost of approximately $0.2 million. Shortly after these repurchases were completed, Farmer Mac indefinitely suspended its share repurchase program in an effort to preserve capital and liquidity in view of market volatility and uncertainty caused by the COVID-19 pandemic. In March 2021, Farmer Mac's board of directors reinstated the share repurchase program on its previous terms (with a remaining authorization of up to $9.8 million in stock repurchases) and extended the expiration date of the program to March 2023. Farmer Mac did not repurchase any shares of its Class C non-voting common stock during 2021. As of December 31, 2021, Farmer Mac had repurchased approximately 673,000 shares of Class C non-voting common stock at a cost of approximately $19.8 million under the share repurchase program since 2015.

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

The following table presents the Series C Preferred Stock, the Series D Preferred Stock, the Series E Preferred Stock, the Series F Preferred Stock, and the Series G Preferred Stock (collectively referred to as the "Outstanding Preferred Stock") as of December 31, 2021:

Table 9.1

Name	Issuance Date	Issuance Cost	Shares Issued	Annual Dividend Rate(3)	Liquidation Value	Redemption Date(4)
Series C(1)	June 20, 2014	$1,618,583	3,000,000	6.000%	$25.00	July 18, 2024
Series D(2)	May 13, 2019	$3,340,456	4,000,000	5.700%	$25.00	July 17, 2024
Series E	May 20, 2020	$2,496,750	3,180,000	5.750%	$25.00	July 17, 2025
Series F	August 20, 2020	$3,839,902	4,800,000	5.250%	$25.00	October 17, 2025
Series G	May 27, 2021	$3,661,677	5,000,000	4.875%	$25.00	July 17, 2026
(1)The Series C Preferred Stock pays an annual dividend rate of 6.00% from the date of issuance to and including the quarterly payment date occurring on July 17, 2024, and thereafter, at a floating rate equal to three-month LIBOR plus 3.26%.
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

The following tables present the quarterly dividends paid by Farmer Mac on its outstanding preferred during 2021, 2020, and 2019:

Table 9.2

	2021
	1st Quarter	2nd Quarter(1)	3rd Quarter	4th Quarter
6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C	$0.3750	$0.3750	$0.3750	$0.3750
5.700% Non-Cumulative Preferred Stock, Series D	0.3563	0.3563	0.3563	0.3563
5.750% Non-Cumulative Preferred Stock, Series E	0.3594	0.3594	0.3594	0.3594
5.250% Non-Cumulative Preferred Stock, Series F	0.3281	0.3281	0.3281	0.3281
4.875% Non-Cumulative Preferred Stock, Series G	—	0.1693	0.3047	0.3047
(1)For second quarter 2021, dividend payment includes $0.1693 per share on the Series G Preferred Stock for the period from but not including May 27, 2021 (issuance date) to and including July 17, 2021.

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
(1)For second quarter 2020, dividend payment includes $0.2276 per share on the Series E Preferred Stock for the period from but not including May 20, 2020 (issuance date) to and including July 17, 2020.
(2)For third quarter 2020 dividend payment includes $0.2530 per share on the Series A Preferred Stock for the period from but not including July 17, 2020 to and including the September 19, 2020 redemption date.
(3)For third quarter 2020, dividend payment includes $0.2078 per share on the Series F Preferred Stock for the period from but not including August 20, 2020 (issuance date) to and including October 17, 2020.

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

Equity-Based Incentive Compensation Plans

Farmer Mac's Amended and Restated 2008 Omnibus Incentive Compensation Plan authorizes the grant of restricted stock and SARs, among other alternative forms of equity-based compensation, to Farmer Mac's directors, officers, and employees. SARs awarded to officers and employees vest annually in thirds. Farmer Mac has not granted SARs to directors since 2008. If not exercised or cancelled earlier due to the termination of employment, SARs granted to officers or employees expire after 10 years from the grant date. For all SARs granted, the exercise price is equal to the closing price of Farmer Mac's Class C non-voting common stock on the date of grant. SARs granted during 2021 have an exercise price of $88.68 per share, SARs granted during 2020 have an exercise price ranging from $72.26 to $75.16 per share, and SARs granted during 2019 have an exercise price of $82.76 per share. During 2021, 2020, and 2019, restricted stock awards were granted to employees, officers, and directors with vesting periods of one to three years.

The following tables summarize SARs and non-vested restricted stock activity for the years ended December 31, 2021, 2020, and 2019:

Table 9.3

	For the Years Ended December 31,
	2021		2020		2019
	SARs	Weighted- Average Exercise Price	SARs	Weighted- Average Exercise Price	SARs	Weighted- Average Exercise Price
Outstanding, beginning of year	116,417	$57.16	98,836	$46.47	124,960	$38.38
Granted	28,575	88.68	34,881	74.80	24,582	82.76
Exercised	(14,583)	38.99	(15,912)	26.93	(40,851)	35.61
Canceled	—	—	(1,388)	86.15	(9,855)	79.45
Outstanding, end of year	130,409	66.10	116,417	57.16	98,836	46.47
Exercisable at end of year	72,106	52.85	66,602	42.08	72,696	34.07

	For the Years Ended December 31,
	2021		2020		2019
	Non-vested Restricted Stock	Weighted- Average Grant Date Fair Value	Non-vested Restricted Stock	Weighted- Average Grant Date Fair Value	Non-vested Restricted Stock	Weighted- Average Grant Date Fair Value
Outstanding, beginning of year	83,956	$71.76	62,597	$75.81	80,153	$60.98
Granted	53,358	88.92	53,471	66.02	41,735	80.51
Canceled	(1,184)	79.82	(4,042)	69.66	(17,054)	74.97
Vested and issued	(32,239)	77.98	(28,070)	70.13	(42,237)	52.65
Outstanding, end of year	103,891	78.55	83,956	71.76	62,597	75.81

The cancellations of SARs and non-vested restricted stock during 2021, 2020, and 2019 were due to unvested awards terminating in accordance with the provisions of the applicable equity compensation plans or award agreements upon directors' or employees' departures from Farmer Mac.

Cash is not received from exercises of SARs or the vesting and issuance of restricted stock. During 2021, 2020, and 2019 the reduction of income taxes payable as a result of the deduction for the exercise of SARs and the vesting or accelerated tax elections of restricted stock was $0.9 million, $0.5 million, and $1.0 million, respectively.

During 2021, 2020, and 2019, Farmer Mac recorded a net decrease to additional paid-in capital of $1.3 million, $0.6 million, and $1.8 million, respectively, related to stock-based compensation awards.

As of December 31, 2021, Farmer Mac had no stock options outstanding. The following tables summarize information regarding SARs and non-vested restricted stock outstanding as of December 31, 2021:

Table 9.4

SARs:
	Outstanding		Exercisable		Vested or Expected to Vest
Range of Exercise Prices	SARs	Weighted- Average Remaining Contractual Life	SARs	Weighted- Average Remaining Contractual Life	SARs	Weighted- Average Remaining Contractual Life
$10.00 - $24.99	3,000	0.2 years	3,000	0.2 years	3,000	0.2 years
25.00 - 39.99	37,037	2.7 years	37,037	2.7 years	37,037	2.7 years
40.00 - 54.99	—	0.0 years	—	0.0 years	—	0.0 years
55.00 - 69.99	3,381	5.3 years	3,381	5.3 years	3,381	5.3 years
70.00 - 84.99	52,458	7.9 years	22,730	7.7 years	52,458	7.9 years
85.00 - 99.99	34,533	8.7 years	5,958	6.3 years	34,533	8.7 years
	130,409		72,106		130,409

Non-vested Restricted Stock:
	Outstanding		Expected to Vest
Weighted- Average Grant-Date Fair Value	Non-vested Restricted Stock	Weighted-Average Remaining Contractual Life	Non-vested Restricted Stock	Weighted-Average Remaining Contractual Life
$50.00 - $64.99	18,580	1.3 years	18,580	1.3 years
65.00 - 79.99	25,314	0.9 years	25,314	0.9 years
80.00 - 94.99	58,872	1.7 years	58,872	1.7 years
95.00-109.99	1,125	1.5 years	1,125	1.5 years
	103,891		103,891

As of December 31, 2021 and 2020, the intrinsic value of SARs, and non-vested restricted stock outstanding, exercisable, and vested or expected to vest was $20.4 million and $8.5 million, respectively. During 2021, 2020, and 2019, the total intrinsic value of SARs exercised was $0.9 million, $0.7 million, and $1.9 million, respectively. As of December 31, 2021, there was $3.3 million of total unrecognized compensation cost related to non-vested SARs and restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.8 years.

The weighted-average grant date fair values of SARs and restricted stock awards granted in 2021, 2020, and 2019 were $65.48, $45.91, and $58.27 per share, respectively. Under the fair value-based method of accounting for stock-based compensation cost, Farmer Mac recognized compensation expense of $4.3 million, $4.1 million, and $2.3 million during 2021, 2020, and 2019, respectively.

The fair value of SARs was estimated using the Black-Scholes option pricing model based on the following assumptions:

Table 9.5

	For the Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.9%	0.9%	2.5%
Expected years until exercise	6 years	6 years	6 years
Expected stock volatility	39.1%	34.3%	33.8%
Dividend yield	4.0%	4.2%	3.4%

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

Because restricted stock awards will be issued upon vesting regardless of the stock price, expected stock volatility is not considered in determining grant date fair value. Restricted stock awards also accrue dividends which are paid at vesting. The weighted-average grant date fair value of the restricted stock awarded in 2021, 2020, and 2019 was $88.92, $66.02, and $80.51 per share, respectively, which is based on the closing price of the stock on the date granted.

Capital Requirements

Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of both December 31, 2021 and December 31, 2020, the minimum capital requirement was greater than the risk-based capital requirement. Farmer Mac's ability to declare and pay dividends could be restricted if it fails to comply with applicable capital requirements.

As of December 31, 2021, Farmer Mac's minimum capital requirement was $713.8 million and its core capital level was $1.2 billion, which was $486.8 million above the minimum capital requirement as of that date. As of December 31, 2020, Farmer Mac's minimum capital requirement was $680.9 million and its core capital level was $1.0 billion, which was $325.5 million above the minimum capital requirement as of that date.

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

10.INCOME TAXES

Farmer Mac is subject to federal corporate income taxes but is exempt from state and local corporate income taxes.  The components of the federal corporate income tax expense for the years ended December 31, 2021, 2020, and 2019 were as follows:

Table 10.1

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Current income tax expense	$37,314	$30,634	$28,316
Deferred income tax expense	(1,961)	(1,849)	789
Income tax expense	$35,353	$28,785	$29,105

A reconciliation of income tax at the statutory federal corporate income tax rate to the income tax expense for the years ended December 31, 2021, 2020, and 2019 is as follows:

Table 10.2

	For the Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Tax expense at statutory rate	$35,198	$28,861	$29,117
Excess tax benefits related to stock-based awards	(300)	(9)	(449)
Valuation allowance	—	—	49
Other	455	(67)	388
Income tax expense	$35,353	$28,785	$29,105
Statutory tax rate	21.0%	21.0%	21.0%

The components of the deferred tax assets and liabilities as of December 31, 2021 and 2020 were as follows:

Table 10.3

	As of December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Basis differences related to financial derivatives	$63,982	$100,099
Allowance for losses	3,452	3,690
Unrealized losses on cash flow hedges	1,427	6,065
Compensation and Benefits	1,281	1,020
Stock-based compensation	1,462	1,027
Capital loss carryforwards	32	86
Valuation allowance	(32)	(86)
Other	394	341
Total deferred tax assets	71,998	112,242
Deferred tax liability:
Basis differences related to hedged items	53,945	91,460
Unrealized gains on available-for-sale securities	2,451	2,364
Other	44	97
Total deferred tax liability	56,440	93,921
Net deferred tax asset	$15,558	$18,321

After the evaluation of both positive and negative objective evidence regarding the likelihood that its deferred tax assets will be realized, Farmer Mac established a valuation allowance of $32,000 and $86,000 as of December 31, 2021 and 2020, respectively, which was attributable to capital loss carryforwards on investment securities. Farmer Mac did not establish a valuation allowance for the remainder of its deferred tax assets because it believes it is more likely than not that those deferred tax assets will be realized. As of December 31, 2021, no capital loss carryforwards expired. As of December 31, 2021, the amount of capital loss carryforwards was $0.2 million. These capital loss carryforwards will expire beginning in 2024.

As of December 31, 2021 and 2020, Farmer Mac did not identify any uncertain tax positions.

Farmer Mac did not have any unrecognized tax benefits for the years ended December 31, 2021, 2020, and 2019.

Tax years 2018 through 2021 remain subject to examination.

11.EMPLOYEE BENEFITS

Farmer Mac makes contributions to a defined contribution retirement plan for all of its employees. Farmer Mac contributed 13.2% of the lesser of an employee's gross salary and the maximum compensation permitted under the Economic Growth and Tax Relief Reconciliation Act of 2001 ("EGTRRA") ($290,000 for 2021, $285,000 for 2020, and $280,000 for 2019), plus 5.7% of the difference between: (1) the lesser of the gross salary and the amount established under EGTRRA and (2) the Social Security Taxable Wage Base. Employees are fully vested after having been employed for approximately 3 years.  Expenses for this plan for the years ended December 31, 2021, 2020, and 2019 were $2.7 million, $2.2 million, and $1.9 million, respectively.

Farmer Mac established a Nonqualified Deferred Compensation Plan ("NQDC Plan") for its executive officers effective May 1, 2017. Under the NQDC Plan, Farmer Mac credits the account of each participant each calendar year with an amount equal to 18.9% of the difference between: (1) the amount established under EGTRRA and (2) a participant’s gross annual base salary, which for purposes of calculating employer credits under the NQDC Plan is capped at $700,000 for Farmer Mac’s Chief Executive Officer and $500,000 for all other participants. This fixed contribution percentage is the same formula used for determining employer contributions to Farmer Mac’s defined contribution retirement plan based on an employee’s gross annual base salary that is above the amount established under EGTRRA for that year. Expenses for the NQDC Plan were $0.2 million, $0.2 million, and $0.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.

12.GUARANTEES AND COMMITMENTS

Farmer Mac offers two credit enhancement alternatives to direct loan purchases that allow approved lenders the ability to retain the cash flow benefits of their loans and increase their liquidity and lending capacity: (1) Farmer Mac Guaranteed Securities and (2) LTSPCs, both of which are available through each of the Agricultural Finance and Rural Infrastructure Finance lines of business.

The contractual terms of Farmer Mac's off-balance sheet guarantees and LTSPCs range from less than 1 year to 30 years. However, the actual term of each guarantee or LTSPC may be significantly less than the contractual term based on the prepayment characteristics of the related loans. Farmer Mac's maximum potential exposure under these off-balance sheet guarantees and LTSPCs is the unpaid principal balance of the underlying loans. Guarantees issued or modified on or after January 1, 2003 are recorded in the consolidated balance sheets. Farmer Mac's maximum potential exposure was $3.8 billion and $3.3 billion as of December 31, 2021 and 2020, respectively. Farmer Mac's maximum potential exposure for guarantees issued before January 1, 2003, which are not recorded on the consolidated balance sheets, was $7.8 million and $10.8 million as of December 31, 2021 and 2020, respectively. The maximum exposure from these guarantees and LTSPCs is not representative of the actual loss Farmer Mac is likely to incur, based on historical loss experience. In the event Farmer Mac was required to make payments under its guarantees or LTSPCs, Farmer Mac would have the right to enforce the terms of the loans, and in the event of default, would have access to the underlying collateral. For information on Farmer Mac's methodology for determining the reserve for losses for its financial guarantees, see Note 2(h). The following table presents changes in Farmer Mac's guarantee and commitment obligations in the consolidated balance sheets for the years ended December 31, 2021, 2020, and 2019:

Table 12.1

	For the Years Ended December 31,
	2021	2020	2019
	(in thousands)
Beginning balance, January 1	$35,535	$36,700	$38,683
Additions to the guarantee and commitment obligation(1)	15,648	5,210	4,398
Amortization of the guarantee and commitment obligation	(7,257)	(6,375)	(6,381)
Ending balance, December 31	$43,926	$35,535	$36,700
(1)Represents the fair value of the guarantee and commitment obligation at inception.

Off-Balance Sheet Farmer Mac Guaranteed Securities

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2021 and December 31, 2020, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans:

Table 12.2

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of December 31, 2021	As of December 31, 2020
	(in thousands)
Agricultural Finance
Farmer Mac Guaranteed Securities	$578,358	$378,610
Rural Infrastructure Finance
Farmer Mac Guaranteed Securities	2,755	4,412
Total off-balance sheet Farmer Mac Guaranteed Securities	$581,113	$383,022

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors. The following table summarizes the significant cash flows received from and paid to trusts used for Farmer Mac securitizations:

Table 12.3

	For the Years Ended December 31,
	2021	2020	2019
	(in thousands)
Proceeds from new securitizations	$404,568	$165,054	$321,414
Guarantee fees received	1,029	1,365	1,413
Servicing fees received	199	—	—
Interest-only Farmer Mac Guaranteed Securities income	47	—	—

Farmer Mac presents a liability for its obligation to stand ready under its guarantee in "Guarantee and commitment obligation" on the consolidated balance sheets. The following table presents the liability and the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities:

Table 12.4

	As of December 31, 2021	As of December 31, 2020
(dollars in thousands)
Guarantee and commitment obligation	$7,355	$1,625
Weighted average remaining maturity:
Farmer Mac Guaranteed Securities	21.7 years	9.5 years
AgVantage Securities	3.0 years	4.0 years

Long-Term Standby Purchase Commitments

Farmer Mac has recorded a liability for its obligation to stand ready under the commitment in the guarantee and commitment obligation on the consolidated balance sheets. The following table presents the liability, the maximum principal amount of potential undiscounted future payments that Farmer Mac could be requested to make under all LTSPCs, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans, as well as the weighted-average remaining maturity of all loans underlying LTSPCs as of December 31, 2021 and 2020:

Table 12.5

	As of December 31, 2021	As of December 31, 2020
	(dollars in thousands)
Guarantee and commitment obligation(1)	$36,571	$33,909
Maximum principal amount	3,191,061	2,881,856
Weighted-average remaining maturity	15.5 years	15.3 years
(1) Relates to LTSPCs issued or modified on or after January 1, 2003.

Commitments

Farmer Mac enters into mandatory and optional delivery commitments to purchase loans. Most loan purchase commitments entered into by Farmer Mac are mandatory commitments, in which Farmer Mac charges a fee to extend or cancel the commitment. As of December 31, 2021 and 2020, commitments to purchase Farm & Ranch loans and USDA Guarantees totaled $78.4 million and $125.8 million, respectively, all of which were mandatory commitments. As of December 31, 2021, there were no commitments to purchase Rural Utilities loans. Any optional loan purchase commitments are sold forward under optional commitments to deliver Farmer Mac Guaranteed Securities that may be canceled by Farmer Mac without penalty.

Reserve for Losses

The following table is a summary, by asset type, of the reserve for losses as of December 31, 2021 and December 31, 2020:

Table 12.6

	December 31, 2021	December 31, 2020
	Reserve for Losses	Reserve for Losses
	(in thousands)
Agricultural Finance:
LTSPCs and Farmer Mac Guaranteed Securities	$1,068	$2,097
Rural Infrastructure Finance
LTSPCs	882	1,180
Total	$1,950	$3,277

The following is a summary of the changes in the reserve for losses for each year in the three-year period ended December 31, 2021:

Table 12.7

	Agricultural Finance	Rural Infrastructure Finance
	Reserve for Losses	Reserve for Losses
	(in thousands)
Balance as of December 31, 2018(1)	$2,167	$—
Release of losses	(3)	—
Balance as of December 31, 2019(1)	$2,164	$—
Cumulative effect adjustment from adoption of current expected credit loss standard	(148)	1,011
Adjusted Beginning Balance	$2,016	$1,011
Provision for losses	81	169
Balance as of December 31, 2020(2)	$2,097	$1,180
Release of losses	(1,029)	(298)
Balance as of December 31, 2021(2)	$1,068	$882
(1)Prior to the adoption of ASU 2016-13, "Financial Instruments - Credit Losses," in first quarter 2020, Farmer Mac maintained a reserve for losses to cover estimated probable incurred losses on loans underlying LTSPCs and off-balance sheet Agricultural Finance Farmer Mac Guaranteed Securities.
(2)Reserve for losses reflects the adoption of ASU 2016-13, "Financial Instruments - Credit Losses," in first quarter 2020.

The release from the reserve for losses in both the Agricultural Finance and Rural Infrastructure Finance LTSPC and Farmer Mac Guaranteed portfolios recorded during the year ended December 31, 2021 was primarily due to improving economic factor forecasts and ratings upgrades.

The provision to the reserve for losses recorded during the year ended December 31, 2020 was primarily due to credit downgrades in the LTSPC portfolio.

The following table presents the unpaid principal balances by delinquency status of Agricultural Finance and Rural Utilities loans underlying LTSPCs and Farmer Mac Guaranteed Securities as of December 31, 2021 and December 31, 2020:

Table 12.8

	As of December 31, 2021
	Current	30-59 Days	60-89 Days	90 Days and Greater(1)	Total Past Due	Total Loans
	(in thousands)
Agricultural Finance:
LTSPCs and Farmer Mac Guaranteed Securities	$2,953,091	$8,068	$—	$3,597	$11,665	$2,964,756
Rural Infrastructure:
LTSPCs	$556,837	$—	$—	$—	$—	$556,837
(1)Includes loans underlying off-balance sheet Agricultural Finance Guaranteed Securities and LTSPCs that are 90 days of more past due, in foreclosure, or in bankruptcy with at least one missed payment, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

	As of December 31, 2020
	Current	30-59 Days	60-89 Days	90 Days and Greater(1)	Total Past Due	Total Loans
	(in thousands)
Agricultural Finance:
LTSPCs and Farmer Mac Guaranteed Securities	$2,389,777	$2,189	$1,344	$11,433	$14,966	$2,404,743
Rural Infrastructure:
LTSPCs	$556,425	$—	$—	$—	$—	$556,425
(1)Includes loans underlying off-balance sheet Agricultural Finance Guaranteed Securities and LTSPCs that are 90 days of more past due, in foreclosure, or in bankruptcy with at least one missed payment, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

Credit Quality Indicators

The following tables present credit quality indicators related to Agricultural Finance and Rural Utilities loans underlying LTSPCs and Farmer Mac Guaranteed Securities as of December 31, 2021 and December 31, 2020, by year of origination:

Table 12.9

	As of December 31, 2021
	Year of Origination:
	2021	2020	2019	2018	2017	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance LTSPCs and Farmer Mac Guaranteed Securities:
Internally Assigned Risk Rating:
Acceptable	$376,027	$537,521	$244,365	$188,452	$235,865	$1,013,937	$252,039	$2,848,206
Special mention(1)	—	5,270	—	6,808	3,154	38,042	2,354	55,628
Substandard(2)	—	1,307	724	5,038	12,793	37,326	3,734	60,922
Total	$376,027	$544,098	$245,089	$200,298	$251,812	$1,089,305	$258,127	$2,964,756

For the Year Ended:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—
Current period Agricultural Finance net charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
(1)Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.
(2)Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of December 31, 2021
	Year of Origination:
	2021	2020	20	2019	2018	2017	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Rural Infrastructure Finance LTSPCs:
Internally Assigned Risk Rating:
Acceptable	$—	$—		$—	$—	$—	$499,594	$57,243	$556,837
Special mention(1)	—	—		—	—	—	—	—	—
Substandard(2)	—	—		—	—	—	—	—	—
Total	$—	$—		$—	$—	$—	$499,594	$57,243	$556,837

For the Year Ended:
Current period charge-offs	$—	$—		$—	$—	$—	$—	$—	$—
Current period recoveries	—	—		—	—	—	—	—	—
Current period Rural Infrastructure net charge-offs	$—	$—		$—	$—	$—	$—	$—	$—
(1)Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.
(2)Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of December 31, 2020
	Year of Origination:
	2020	2019	2018	2017	2016	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance LTSPCs and Farmer Mac Guaranteed Securities:
Internally Assigned Risk Rating:
Acceptable	$178,213	$213,620	$183,948	$237,042	$207,296	$969,860	$211,620	$2,201,599
Special mention(1)	3,920	1,742	1,502	5,603	19,644	50,004	10,058	92,473
Substandard(2)	264	10,250	12,611	14,578	7,841	60,602	4,525	110,671
Total	$182,397	$225,612	$198,061	$257,223	$234,781	$1,080,466	$226,203	$2,404,743

For the Year Ended:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—
Current period Agricultural Finance net charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
(1)Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.
(2)Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of December 31, 2020
	Year of Origination:
	2020	2019	2018	2017	2016	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Rural Infrastructure Finance LTSPCs:
Internally Assigned Risk Rating:
Acceptable	$—	$—	$—	$—	$—	$549,405	$7,020	$556,425
Special mention(1)	—	—	—	—	—	—	—	—
Substandard(2)	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$549,405	$7,020	$556,425

For the Year Ended:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—
Current period Rural Infrastructure net charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
(1)Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.
(2)Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

13.FAIR VALUE DISCLOSURES

Fair Value Classification and Transfers

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Table 13.1

Assets and Liabilities Measured at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3(1)	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,254	$19,254
Floating rate Government/GSE guaranteed mortgage-backed securities	—	2,178,831	—	2,178,831
Fixed rate GSE guaranteed mortgage-backed securities	—	458,837	—	458,837
Fixed rate U.S. Treasuries	1,179,469	—	—	1,179,469
Total Available-for-sale Investment Securities	1,179,469	2,637,668	19,254	3,836,391
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—	6,316,145	6,316,145
Farmer Mac Guaranteed Securities	—	—	12,414	12,414
Total Farmer Mac Guaranteed Securities	—	—	6,328,559	6,328,559
USDA Securities:
Trading	—	—	4,401	4,401
Total USDA Securities	—	—	4,401	4,401
Financial derivatives	73	19,066	—	19,139
Guarantee Asset	—	—	6,237	6,237
Total Assets at fair value	$1,179,542	$2,656,734	$6,358,451	$10,194,727
Liabilities:
Financial derivatives	$—	$34,248	$—	$34,248
Total Liabilities at fair value	$—	$34,248	$—	$34,248

Non-recurring:
Assets
Mortgage Servicing Rights	$—	$—	$2,681	$2,681
Total non-recurring assets at fair value	$—	$—	$2,681	$2,681
(1) Level 3 assets represent 25% of total assets and 62% of financial instruments measured at fair value.

Assets and Liabilities Measured at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3(1)	Total
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

There were no material assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2021 or December 31, 2020.

Transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. During the years ended December 31, 2021 and 2020, there were no transfers within the fair value hierarchy.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which Farmer Mac has used significant unobservable inputs to determine fair value. Net transfers in and/or out of Level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no liabilities measured at fair value using significant unobservable inputs during the years ended December 31, 2021 and 2020.

Table 13.2

Level 3 Assets and Liabilities Measured at Fair Value for the Year Ended December 31, 2021
	Beginning Balance	Purchases	Sales	Settlements	Allowance for Losses	Realized and unrealized losses included in Income	Unrealized gains included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,171	$—	$—	$—	$(16)	$—	$99	$19,254
Total available-for-sale	19,171	—	—	—	(16)	—	99	19,254
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	6,947,701	1,143,115	—	(1,614,598)	47	(176,064)	15,944	6,316,145
Farmer Mac Guaranteed Securities	—	12,560	—	(263)	—	—	117	12,414
Total available-for-sale	6,947,701	1,155,675	—	(1,614,861)	47	(176,064)	16,061	6,328,559
USDA Securities:
Trading	6,695	—	—	(2,178)	—	(116)	—	4,401
Total USDA Securities	6,695	—	—	(2,178)		(116)	—	4,401
Guarantee and commitment obligations:
Guarantee Asset	—	6,237	—	—	—	—	—	6,237
Total Guarantee and commitment obligations	—	6,237	—	—	—	—	—	6,237
Total Assets at fair value	$6,973,567	$1,161,912	$—	$(1,617,039)	$31	$(176,180)	$16,160	$6,358,451

Level 3 Assets and Liabilities Measured at Fair Value for the Year Ended December 31, 2020
	Beginning Balance	Purchases	Sales	Settlements	Allowance for Losses	Realized and unrealized gains included in Income	Unrealized gains included in Other Comprehensive Income	Ending Balance
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

The following tables present additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in Level 3 of the fair value hierarchy as of December 31, 2021 and December 31, 2020:

Table 13.3

	As of December 31, 2021
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,254	Indicative bids	Range of broker quotes	98.0% - 98.0% (98.0%)
Farmer Mac Guaranteed Securities:
AgVantage	$6,316,145	Discounted cash flow	Discount rate	0.9% - 2.1% (1.7%)
Farmer Mac Guaranteed Securities	$12,414	Discounted cash flow	Discount rate	2.3% - 2.8% (2.6%)
			CPR	8%

USDA Securities	$4,401	Discounted cash flow	Discount rate	1.4% - 3.1% (2.8%)
			CPR	25% - 42% (39%)

Guarantee Asset	$6,237	Discounted cash flow	Discount rate	5.4% - 5.8% (5.6%)
			CPR	7% - 12% (8%)

	As of December 31, 2020
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,171	Indicative bids	Range of broker quotes	97.5% - 97.5% (97.5%)
Farmer Mac Guaranteed Securities:
AgVantage	$6,947,701	Discounted cash flow	Discount rate	0.8% - 2.3% (1.3%)

USDA Securities	$6,695	Discounted cash flow	Discount rate	0.9% - 1.9% (1.4%)
			CPR	25% - 49% (44%)

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

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities, and guarantees and commitments as of December 31, 2021 and December 31, 2020:

Table 13.4

	As of December 31, 2021		As of December 31, 2020
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$908,785	$908,785	$1,033,941	$1,033,941
Investment securities	3,884,202	3,882,590	3,899,925	3,898,724
Farmer Mac Guaranteed Securities	8,360,293	8,361,798	8,148,691	8,123,493
USDA Securities	2,536,473	2,440,732	2,637,509	2,480,321
Loans	9,814,642	9,248,678	9,167,525	8,535,146
Financial derivatives	19,139	19,139	17,468	17,468
Guarantee and commitment fees receivable	42,533	45,538	34,115	37,113
Financial liabilities:
Notes payable	22,716,791	22,716,156	22,130,263	21,848,917
Debt securities of consolidated trusts held by third parties	1,005,306	981,379	1,390,330	1,323,786
Financial derivatives	34,248	34,248	29,892	29,892
Guarantee and commitment obligations	40,920	43,926	32,537	35,535

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

14.BUSINESS SEGMENT REPORTING

The following table presents the alignment of the Farmer Mac's seven segments:

Agricultural Finance		Rural Infrastructure Finance		Treasury
Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Funding	Investments	Corporate

The financial information presented below reflects the accounts of Farmer Mac and its subsidiaries on a consolidated basis. Accordingly, the core earnings for Farmer Mac's segments would differ from any stand-alone financial statements of Farmer Mac's subsidiaries. These differences would be due to various factors, including the exclusion of unrealized gains and losses related to fair value changes of trading assets and financial derivatives, as well as the allocation of certain expenses such as operating expenses, dividends and interest expense related to the issuance of capital and the issuance of indebtedness managed at the corporate level.

The following tables present core earnings for Farmer Mac's segments and a reconciliation to consolidated net income for the years ended December 31, 2021, 2020 and 2019. The amounts for the years ended December 31, 2020 and 2019 have been revised to conform to the current year's segment alignment.

Table 14.1

Core Earnings by Business Segment
For the Year Ended December 31, 2021
	Agricultural Finance		Rural Infrastructure		Treasury		Corporate
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Funding	Investments		Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$118,289	$27,081	$8,224	$1,219	$65,405	$557	$—	$—		$220,775
Less: reconciling adjustments(1)(2)(3)	(4,753)	—	(157)	—	4,803	—	—	107		—
Net effective spread	113,536	27,081	8,067	1,219	70,208	557	—	107		—
Guarantee and commitment fees	16,178	48	1,287	20	—	—	—	(4,864)		12,669
Gain on sale of mortgage loans	6,539	—	—	—	—	—	—	—		6,539
Other income/(expense)(3)	1,966	—	5	—	—	—	(291)	(2,821)		(1,141)
Total revenues	138,219	27,129	9,359	1,239	70,208	557	(291)	(7,578)		238,842

Release of/(provision for) losses	1,574	(210)	(291)	(198)	—	(15)	—	—		860

Release of reserve for losses	1,034	—	293	—	—	—	—	—		1,327
Operating expenses	—	—	—	—	—	—	(73,416)	—		(73,416)
Total non-interest expense	1,034	—	293	—	—	—	(73,416)	—		(72,089)
Core earnings before income taxes	140,827	26,919	9,361	1,041	70,208	542	(73,707)	(7,578)	(4)	167,613
Income tax (expense)/benefit	(29,574)	(5,653)	(1,965)	(219)	(14,744)	(114)	15,325	1,591		(35,353)
Core earnings before preferred stock dividends	111,253	21,266	7,396	822	55,464	428	(58,382)	(5,987)	(4)	132,260
Preferred stock dividends	—	—	—	—	—	—	(24,677)	—		(24,677)
Segment core earnings/(losses)	$111,253	$21,266	$7,396	$822	$55,464	$428	$(83,059)	$(5,987)	(4)	$107,583

Total Assets	$13,112,193	$1,507,848	$5,344,707	$87,553	$—	$5,037,636	$55,554	$—		25,145,491
Total on- and off-balance sheet program assets at principal balance	$16,094,640	$1,537,834	$5,895,226	$86,763	$—	$—	$—	$—		23,614,463
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
(4)Net adjustments to reconcile to the corresponding income measures: core earnings before income taxes reconciled to income before income taxes; core earnings before preferred stock dividends reconciled to net income; and segment core earnings reconciled to net income attributable to common stockholders.

Core Earnings by Business Segment
For the Year Ended December 31, 2020
	Agricultural Finance		Rural Infrastructure		Treasury		Corporate
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Funding	Investments		Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$96,355	$21,441	$7,083	$303	$66,446	$(1,040)	$—	$—		$190,588
Less: reconciling adjustments(1)(2)(3)	(6,197)	—	(207)	—	12,772	—	—	(6,368)		—
Net effective spread	90,158	21,441	6,876	303	79,218	(1,040)	—	(6,368)		—
Guarantee and commitment fees	17,800	5	1,345	—	—	—	—	(6,601)		12,549
Other income/(expense)(3)	3,652	—	32	—	—	—	(534)	604		3,754
Total revenues	111,610	21,446	8,253	303	79,218	(1,040)	(534)	(12,365)		206,891

(Provision for)/release of losses	(2,941)	36	(4,763)	(110)	—	(27)	—	—		(7,805)

Provision for reserve for losses	(80)	—	(170)	—	—	—	—	—		(250)
Operating expenses	—	—	—	—	—	—	(61,403)	—		(61,403)
Total non-interest expense	(80)	—	(170)	—	—	—	(61,403)	—		(61,653)
Core earnings before income taxes	108,589	21,482	3,320	193	79,218	(1,067)	(61,937)	(12,365)	(4)	137,433
Income tax (expense)/benefit	(22,802)	(4,511)	(697)	(41)	(16,636)	224	13,082	2,596		(28,785)
Core earnings before preferred stock dividends	85,787	16,971	2,623	152	62,582	(843)	(48,855)	(9,769)	(4)	108,648
Preferred stock dividends	—	—	—	—	—	—	(17,805)	—		(17,805)
Loss on retirement of preferred stock	—	—	—	—	—	—	—	(1,667)		(1,667)
Segment core earnings/(losses)	$85,787	$16,971	$2,623	$152	$62,582	$(843)	$(66,660)	$(11,436)	(4)	$89,176

Total Assets	$12,373,781	$1,663,581	$4,760,585	$73,493	$—	$5,441,426	$42,635	$—		$24,355,501
Total on- and off-balance sheet program assets at principal balance	$14,872,894	$1,664,115	$5,314,051	$73,035	$—	$—	$—	$—		$21,924,095
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
(4)Net adjustments to reconcile to the corresponding income measures: core earnings before income taxes reconciled to income before income taxes; core earnings before preferred stock dividends reconciled to net income; and segment core earnings reconciled to net income attributable to common stockholders.

Core Earnings by Business Segment
For the Year Ended December 31, 2019
	Agricultural Finance		Rural Infrastructure		Treasury		Corporate
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Funding	Investments		Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$83,226	$13,757	$5,242	$22	70,500	$388	$—	$—		$173,135
Less: reconciling adjustments(1)(2)(3)	(7,095)	—	(176)	—	2,744	—	—	4,527		—
Net effective spread	76,131	13,757	5,066	22	73,244	388	—	4,527		—
Guarantee and commitment fees	19,551	—	1,784	—	—	—	—	(7,669)		13,666
Other income/(expense)(3)	1,571	—	37	—	—	—	167	5,501		7,276
Total revenues	97,253	13,757	6,887	22	73,244	388	167	2,359		194,077

Provision for losses	(3,165)	(339)	—	—	—	—	—	—		(3,504)

Release of reserve for losses	3	—	—	—	—	—	—	—		3
Operating expenses	—	—	—	—	—	—	(51,925)	—		(51,925)
Total non-interest expense	3	—	—	—	—	—	(51,925)	—		(51,922)
Core earnings before income taxes	94,091	13,418	6,887	22	73,244	388	(51,758)	2,359	(4)	138,651
Income tax (expense)/benefit	(19,759)	(2,818)	(1,446)	(5)	(15,381)	(82)	10,881	(495)		(29,105)
Core earnings before preferred stock dividends	74,332	10,600	5,441	17	57,863	306	(40,877)	1,864	(4)	109,546
Preferred stock dividends	—	—	—	—	—	—	(13,940)	—		(13,940)
Loss on retirement of preferred stock	—	—	—	—	$—	—	—	(1,956)		(1,956)
Segment core earnings/(losses)	$74,332	$10,600	$5,441	$17	$57,863	$306	$(54,817)	$(92)	(4)	$93,650

Total Assets	$11,889,538	$1,338,114	$4,625,125	$9,802	$—	$3,809,891	$36,904	$—		$21,709,374
Total on- and off-balance sheet program assets at principal balance	$14,559,268	$1,328,602	$5,220,270	$9,802	$—	$—	$—	$—		$21,117,942
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
(4)Net adjustments to reconcile to the corresponding income measures: core earnings before income taxes reconciled to income before income taxes; core earnings before preferred stock dividends reconciled to net income; and segment core earnings reconciled to net income attributable to common stockholders.
Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (“Exchange Act”), including this Annual Report on Form 10-K, is recorded, processed, summarized, and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Farmer Mac's management on a timely basis to allow decisions about required disclosure. Management, including Farmer Mac's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Farmer Mac's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2021.

Farmer Mac carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Farmer Mac's disclosure controls and procedures were effective as of December 31, 2021.

Management's Report on Internal Control Over Financial Reporting. See "Financial Statements—
Management's Report on Internal Control Over Financial Reporting" in Item 8 of this Annual Report on
Form 10-K.

Attestation Report of Independent Registered Public Accounting Firm. See "Financial Statements—
Report of Independent Registered Public Accounting Firm" in Item 8 of this Annual Report on Form 10-
K.
Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

Item 9B.Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 14, 2022.

Item 11.Executive Compensation

The information required by this Item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 14, 2022.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 14, 2022.

Item 13.Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 14, 2022.

PART IV

Item 14.Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 14, 2022.

Item 15.Exhibits and Financial Statement Schedules

a.(1)    Financial Statements.

Refer to Item 8 above.

(2)    Financial Statement Schedules.

There are no schedules because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

b.Exhibits

*	3.1	—	Title VIII of the Farm Credit Act of 1971, as most recently amended on June 18, 2020 (Previously filed as Exhibit 3.1 to Form 10-Q filed August 10, 2020).
*	3.2	—	Amended and Restated By-Laws of the Registrant (Previously filed as Exhibit 3.1 to Form 8-K filed May 12, 2020).
*	4.1	—	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Previously filed as Exhibit 4.1 to Form 10-Q filed May 15, 2003).

*	4.2	—	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Previously filed as Exhibit 4.2 to Form 10-Q filed May 15, 2003).
*	4.3	—	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Previously filed as Exhibit 4.3 to Form 10-Q filed May 15, 2003).
*	4.4	—	Specimen Certificate for 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.6 to Form 10-Q filed August 11, 2014).
*	4.4.1	—	Certificate of Designation of Terms and Conditions of 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.1 to Form 8-A filed June 20, 2014).
*	4.5	—	Specimen Certificate for 5.700% Non-Cumulative Preferred Stock, Series D (Previously filed as Exhibit 4.7 to Form 10-Q filed August 1, 2019).
*	4.5.1	—	Certificate of Designation of Terms and Conditions of 5.700% Non-Cumulative Preferred Stock, Series D (Previously filed as Exhibit 4.1 to Form 8-A filed May 13, 2019).
*	4.6	—	Specimen Certificate for 5.750% Non-Cumulative Preferred Stock, Series E (Previously filed as Exhibit 4.7 to Form 10-Q filed August 10, 2020).
*	4.6.1	—	Certificate of Designation of Terms and Conditions of 5.750% Non-Cumulative Preferred Stock, Series E (Previously filed as Exhibit 4.1 to Form 8-A filed May 20, 2020).
*	4.7	—	Specimen Certificate for 5.250% Non-Cumulative Preferred Stock, Series F (Previously filed as Exhibit 4.8 to Form 10-Q filed November 9, 2020).
*	4.7.1	—	Certificate of Designation of Terms and Conditions of 5.250% Non-Cumulative Preferred Stock, Series F (Previously filed as Exhibit 4.1 to Form 8-A filed August 20, 2020).
*	4.8		Specimen Certificate for 4.875% Non-Cumulative Preferred Stock, Series G (Previously filed as Exhibit 4.8 to Form 10-Q filed August 5, 2021).
*	4.8.1		Certificate of Designation of Terms and Conditions of 4.875% Non-Cumulative Preferred Stock, Series G (Previously filed as Exhibit 4.1 to Form 8-A filed May 27, 2021).
*	4.9	—	Description of the Registrant's securities that are registered under Section 12 of the Securities Exchange Act of 1934 (Previously filed as Exhibit 4.9 to Form 10-Q filed August 5, 2021).
†*	10.1	—	Form of Time-Based Restricted Stock Units Award Agreement for grants made to executive officers on or after March 2, 2021. (Previously filed as Exhibit 10.1 to Form 8-K filed March 8, 2021)
†*	10.1.1	—	Form of Time-Based Restricted Stock Units Award Agreement for grants made to directors on or after March 2, 2021 (Previously filed as Exhibit 10.2 to Form 8-K filed March 8, 2021)
†*	10.1.2	—	Amended and Restated 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.2 to Form 10-Q filed August 9, 2018).
†*	10.1.3	—	Form of SARs Award Agreement under the 2008 Omnibus Incentive Plan for grants made prior to April 1, 2012 (Previously filed as Exhibit 10 to Form 8-K filed June 11, 2008).
†*	10.1.4	—	Form of SARs Award Agreement under the 2008 Omnibus Incentive Plan for grants made from April 1, 2012 to March 31, 2013 (Previously filed as Exhibit 10.1 to Form 8-K filed April 6, 2012).
†*	10.1.5	—	Form of SARs Award Agreement under the 2008 Omnibus Incentive Plan for grants made from April 1, 2013 to March 31, 2015 (Previously filed as Exhibit 10.1 to Form 8-K filed April 5, 2013).
†*	10.1.6	—	Form of SARs Award Agreement under the 2008 Omnibus Incentive Plan for grants made on or after April 1, 2015 (Previously filed as Exhibit 10.1 to Form 8-K filed on April 3, 2015).
†*	10.1.7	—	Form of Restricted Stock Agreement (Officers) under the 2008 Omnibus Incentive Plan for grants made prior to April 1, 2012 (Previously filed as Exhibit 10.1 to Form 8-K filed June 10, 2009).
†*	10.1.8	—
Form of Restricted Stock Agreement (Officers) under the 2008 Omnibus Incentive Plan for grants made from April 1, 2012 to March 31, 2013 (Previously filed as Exhibit 10.2 to Form 8-K filed April 6, 2012).

†*	10.1.9	—
Form of Performance-Based Restricted Stock Award Agreement (Officers) under the 2008 Omnibus Incentive Plan for grants made from April 1, 2013 to March 31, 2015 (Previously filed as Exhibit 10.2 to Form 8-K filed April 5, 2013).

†*	10.1.10	—
Form of Performance-Based Restricted Stock Award Agreement (Officers) under the 2008 Omnibus Incentive Plan for grants made from April 1, 2015 to March 10, 2020 (Previously filed as Exhibit 10.2 to Form 8-K filed April 3, 2015).

†*	10.1.11	—
Form of Performance-Based Restricted Stock Agreement (Officers) under the 2008 Omnibus Form of Performance-Based Restricted Stock Agreement (Officers) under the 2008 Omnibus Incentive Plan for grants made on or after March 3, 2020 (Previously filed as Exhibit 10.1 to Form 8-K filed March 10, 2020).

†*	10.1.12	—
Form of Time-Based Restricted Stock Award Agreement (Officers) under the 2008 Omnibus Incentive Plan for grants made from April 1, 2013 to March 31, 2015 (Previously filed as Exhibit 10.2 to Form 8-K filed April 5, 2013).

†*	10.1.13	—
Form of Time-Based Restricted Stock Award Agreement (Officers) under the 2008 Omnibus Incentive Plan for grants made on or after April 1, 2015 (Previously filed as Exhibit 10.3 to Form 8-K filed on April 3, 2015).

†*	10.1.14	—	Form of Restricted Stock Agreement (Directors) under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.3 to Form 8-K filed April 6, 2012).

†*	10.2	—	Federal Agricultural Mortgage Corporation Amended and Restated Executive Officer Severance Plan (effective January 16, 2020) (Previously filed as Exhibit 10.1 to Form 8-K filed January 23, 2020).
†*	10.3	—
Form of Participation Agreement to the Federal Agricultural Mortgage Corporation Amended and Restated Executive Officer Severance Plan (effective January 16, 2020) (Previously filed as Exhibit 10.2 to Form 8-K filed January 23, 2020).

†*	10.4	—	Nonqualified Deferred Compensation Plan (effective May 1, 2017) (Previously filed as Exhibit 10.2 to Form 10-Q filed May 10, 2017)
†*	10.5	—	Adoption Agreement of the Nonqualified Deferred Compensation Plan (effective May 1, 2017) (Previously filed as Exhibit 10.3 to Form 10-Q filed May 10, 2017)
†*	10.6	—	Form of Indemnification Agreement for Directors (Previously filed as Exhibit 10.1 to Form 8-K filed April 9, 2008).
†**	10.7	—	Description of compensation agreement between the Registrant and its directors, effective January 1, 2022.
*#	10.8	—
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

*	10.9	—
Amended and Restated Note Purchase Agreement between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant, dated as of March 24, 2011 (Previously filed as Exhibit 10.22 to Form 10-Q filed May 10, 2011).

*	10.9.1	—
Amended and Restated First Supplemental Note Purchase Agreement between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant, dated as of January 8, 2015 (Previously filed as Exhibit 10.1 to Form 8-K filed January 13, 2015).

*	10.9.2	—
Second Amended and Restated First Supplemental Note Purchase Agreement between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant, dated as of February 26, 2018 (Previously filed as Exhibit 10.1 to Form 10-Q filed May 10, 2018).

	10.9.3
Third Amended and Restated First Supplemental Note Purchase Agreement between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant, dated as of May 20, 2021 (Previously filed as Exhibit 10.1 to Form 8-K filed May 20, 2021).

*	10.10	—
Amended and Restated Master Sale and Servicing Agreement between National Rural Utilities Cooperative Finance Corporation and the Registrant, dated as of August 12, 2011 (Previously filed as Exhibit 10.26 to Form 10-Q filed November 9, 2011).

*	10.11	—
Amendment No. 1 to Amended and Restated Master Sale and Servicing Agreement between National Rural Utilities Cooperative Finance Corporation and the Registrant, dated as of November 28, 2016 (Previously filed as Exhibit 10.17 to Form 10-K filed March 9, 2017)

*	10.12	—
Second Amended, Restated and Consolidated Pledge Agreement between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, U.S. Bank National Association, and the Registrant, dated as of July 31, 2015 (Previously filed as Exhibit 10.3 to Form 10-Q filed November 9, 2015).

*	10.13	—
Long Term Standby Commitment to Purchase between National Rural Utilities Cooperative Finance Corporation and the Registrant, dated as of August 31, 2015 (Previously filed as Exhibit 10.4 to Form 10-Q filed November 9, 2015).

*	10.14	—
Amendment No. 1 to Long Term Standby Commitment to Purchase between National Rural Utilities Cooperative Finance Corporation and the Registrant, dated as of May 31, 2016 (Previously filed as Exhibit 10.1 to Form 10-Q filed August 9, 2016).

*	10.15	—
Loan Participation Servicing Agreement between National Rural Utilities Cooperative Finance Corporation, National Cooperative Services Corporation, and the Registrant, dated as of September 26, 2019 (Previously filed as Exhibit 10 to Form 8-K filed October 9, 2019).

*	10.16	—
Master Non-Recourse Loan Participation Agreement between CoBank, ACB, CoBank, FCB, and the Registrant, dated as of February 13, 2019 (Previously filed as Exhibit 10.1 to Form 8-K filed February 20, 2019).

*	10.17	—	Loan Participation and Servicing Agreement between CoBank, ACB and the Registrant, dated as of February 13, 2019 (Previously filed as Exhibit 10.2 to Form 8-K filed February 20, 2019).
*	10.18	—
Master Non-Recourse Loan Participation Agreement between National Rural Utilities Cooperative Finance Corporation and the Registrant, dated as of February 3, 2020 (Previously filed as Exhibit 10.1 to Form 8-K filed February 7, 2020).

*	10.19	—
Loan Participation and Servicing Agreement between National Rural Utilities Cooperative Finance Corporation and the Registrant, dated as of February 3, 2020 (Previously filed as Exhibit 10.2 to Form 8-K filed February 7, 2020).

*	21	—	List of the Registrant's subsidiaries (Previously filed as Exhibit 21 to Form 10-K filed March 8, 2018).
**	31.1	—
Certification of Registrant's principal executive officer relating to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Registrant's principal executive officer and principal financial officer relating to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Bradford T. Nordholm		February 28, 2022
By:	Bradford T. Nordholm	Date
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ LaJuana S. Wilcher	Chair of the Board and Director	February 28, 2022
LaJuana S. Wilcher

/s/ Bradford T. Nordholm	President and Chief Executive Officer	February 28, 2022
Bradford T. Nordholm	(Principal Executive Officer)

/s/ Aparna Ramesh	Executive Vice President – Chief Financial	February 28, 2022
Aparna Ramesh	Officer (Principal Financial Officer)

/s/ Gregory N. Ramsey	Vice President – Controller	February 28, 2022
Gregory N. Ramsey	(Principal Accounting Officer)

Name	Title	Date

/s/ Dennis L. Brack	Director	February 28, 2022
Dennis L. Brack

/s/ Richard H. Davidson	Director	February 28, 2022
Richard H. Davidson

/s/ Everett M. Dobrinski	Director	February 28, 2022
Everett M. Dobrinski

/s/ James R. Engebretsen	Director	February 28, 2022
James R. Engebretsen

/s/ Sara L. Faivre	Director	February 28, 2022
Sara L. Faivre

/s/ Amy H. Gales	Director	February 28, 2022
Amy H. Gales

/s/ Mitchell A. Johnson	Director	February 28, 2022
Mitchell A. Johnson

/s/ Eric T. McKissack	Director	February 28, 2022
Eric T. McKissack

/s/ Lowell L. Junkins	Director	February 28, 2022
Lowell L. Junkins

/s/ Robert G. Sexton	Director	February 28, 2022
Robert G. Sexton

/s/ Charles A. Stones	Director	February 28, 2022
Charles A. Stones

/s/ Roy H. Tiarks	Director	February 28, 2022
Roy H. Tiarks

/s/ Todd P. Ware	Director	February 28, 2022
Todd P. Ware

/s/ Myles J. Watts	Director	February 28, 2022
Myles J. Watts