Form 10-K
period 2022-12-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2023-02-24
CIK 845877

As filed with the Securities and Exchange Commission on February 24, 2023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Yes         ☐                               No           ☒
The aggregate market value of the Class A voting common stock and Class C non-voting common stock held by non-affiliates of the registrant was $958,733,197 as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing prices for the respective classes on June 30, 2022 reported by the New York Stock Exchange. For purposes of this information, the outstanding shares of Class A voting common stock and Class C non-voting common stock held by directors, executive officers, and significant stockholders of the registrant, as applicable, as of June 30, 2022 were deemed to be held by affiliates. The aggregate market value of the Class B voting common stock is not ascertainable due to the absence of publicly available quotations or prices for the Class B voting common stock as a result of the limited market for, and infrequency of trades in, Class B voting common stock and the fact that any such trades are privately negotiated transactions.
As of February 10, 2023, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock, and 9,270,717 shares of Class C non-voting common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the registrant's Proxy Statement for the 2023 Annual Meeting of Stockholders is incorporated herein by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year to which this report relates.

Auditor Firm ID: 238	Auditor Name: PricewaterhouseCoopers LLP	Auditor Location: Washington DC, USA

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
•the general rate of growth in agricultural mortgage and rural infrastructure indebtedness;
•the effect of economic conditions stemming from disruptive global events or otherwise on agricultural mortgage or rural infrastructure lending, borrower repayment capacity, or collateral values, including rapid inflation, fluctuations in interest rates, changes in U.S. trade policies, fluctuations in export demand for U.S. agricultural products, supply chain disruptions, increases in input costs, labor availability, and volatility in commodity prices;
•the degree to which Farmer Mac is exposed to interest rate risk resulting from fluctuations in Farmer Mac's borrowing costs relative to market indexes;
•developments in the financial markets, including possible investor, analyst, and rating agency reactions to events involving government-sponsored enterprises, including Farmer Mac;
•the effects of the Federal Reserve’s efforts to achieve monetary policy normalization and slow inflation; and
•other factors that could hinder agricultural mortgage lending or borrower repayment capacity, including the effects of severe weather and drought, climate change, or fluctuations in agricultural real estate values.

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

Farmer Mac funds its purchases of eligible loans and securities primarily by issuing debt obligations of various maturities in the public capital markets. Farmer Mac also uses the proceeds of debt issuance to fund liquidity investments that must comply with policies adopted by Farmer Mac's board of directors and with FCA regulations, which establish limitations on asset class, dollar amount, issuer concentration, and credit quality. Those regulations can be found at 12 C.F.R. §§ 652.1-652.45 ("Liquidity and Investment Regulations"). Farmer Mac's regular debt issuance supports its access to the capital markets, and Farmer Mac's liquidity investments provide an alternative source of funds should market conditions become unfavorable. As of December 31, 2022, Farmer Mac had $0.6 billion of discount notes and $24.4 billion of medium-term notes outstanding. For more information about Farmer Mac's eligible loans, securities, and liquidity investments, as well as its financial performance and sources of capital and liquidity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations." For more information about Farmer Mac's debt issuance, see "Business—Financing—Debt Issuance."

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

Farmer Mac markets a mix of products to lenders who may be in need of capital, liquidity, portfolio diversification, and/or access to a wide variety of loan products, including those with long-term fixed rates. As part of its outreach strategy, Farmer Mac engages with current and prospective lenders to identify how their use of Farmer Mac's secondary market could further support their origination efforts and drive efficient capital deployment to agricultural communities and rural America. Farmer Mac also provides wholesale funding for institutional investors in agricultural assets that qualify as eligible collateral under Farmer Mac's charter. For these potential issuers, Farmer Mac directs its outreach efforts through its business relationships within the agricultural community and through outreach to institutions whose profile may benefit from wholesale funding. Farmer Mac seeks to maximize the use of technology to support these business development efforts.

FARMER MAC'S LINES OF BUSINESS

Farmer Mac engages in a variety of secondary market activities across its two lines of business, Agricultural Finance and Rural Infrastructure Finance. Within those two lines of business are four segments: Corporate AgFinance, Farm & Ranch, Rural Utilities, and Renewable Energy, as shown in the table below:

	Agricultural Finance		Rural Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy
Interest-earning assets
Loans	X	X	X	X
Loans held in securitization trusts[1]	X
AgVantage Securities[1]	X	X	X
Interest-only portions of agricultural mortgage-backed securities ("IO")[1]	X
USDA Securities	X
Products and services that earn fee income
LTSPCs	X		X
Unfunded commitments	X	X	X	X
Structured securitization transactions[1]	X
Securitized loan servicing	X
Other Farmer Mac Guaranteed Securities[1]	X		X
1 These categories comprise "Farmer Mac Guaranteed Securities."

The loans (and interests in those loans) eligible for Farmer Mac's secondary market activities in each of Farmer Mac's lines of business include:
•For Farmer Mac's Agricultural Finance line of business, mortgage loans secured by first liens on real estate used in agricultural production or processing, including part-time farms and rural housing loans, as well as agricultural and rural development loans guaranteed by the United States Department of Agriculture ("USDA"); and
•For Farmer Mac's Rural Infrastructure Finance line of business, loans by lenders organized as cooperatives to finance electrification and telecommunications systems and renewable energy providers or projects in rural areas.

As of December 31, 2022, the total outstanding business volume in Farmer Mac's two lines of business (Agricultural Finance and Rural Infrastructure Finance) was $25.9 billion. The following table presents the outstanding balances under Farmer Mac's two lines of business as of December 31, 2022 and 2021:

Lines of Business - Outstanding Business Volume
	On or Off Balance Sheet	As of December 31, 2022	As of December 31, 2021
		(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans	On-balance sheet	$5,150,750	$4,775,070
Loans held in consolidated trusts:
Beneficial interests owned by third-party investors (Pass-Through)[1]	On-balance sheet	914,918	948,623
Beneficial interests owned by third-party investors (Structured)[1]	On-balance sheet	296,658	—
IO-FMGS[2]	On-balance sheet	10,622	12,297
USDA Securities	On-balance sheet	2,407,302	2,445,806
AgVantage Securities[1]	On-balance sheet	5,605,000	4,725,000
LTSPCs and unfunded commitments	Off-balance sheet	2,822,309	2,587,154
Other Farmer Mac Guaranteed Securities[3]	Off-balance sheet	500,953	578,358
Loans serviced for others	Off-balance sheet	20,280	22,331
Total Farm & Ranch		$17,728,792	$16,094,639
Corporate AgFinance:
Loans	On-balance sheet	$1,166,253	$1,123,300
AgVantage Securities[1]	On-balance sheet	359,600	367,464
Unfunded commitments	Off-balance sheet	77,654	47,070
Total Corporate AgFinance		$1,603,507	$1,537,834
Total Agricultural Finance		$19,332,299	$17,632,473
Rural Infrastructure Finance:
Rural Utilities:
Loans	On-balance sheet	$2,801,696	$2,302,373
AgVantage Securities[1]	On-balance sheet	3,044,156	3,033,262
LTSPCs and unfunded commitments	Off-balance sheet	512,592	556,837
Other Farmer Mac Guaranteed Securities[3]	Off-balance sheet	1,169	2,755
Total Rural Utilities		$6,359,613	$5,895,227
Renewable Energy:
Loans	On-balance sheet	$219,570	$86,763
Unfunded commitments	Off-balance sheet	10,600	—
Total Renewable Energy		$230,170	$86,763
Total Rural Infrastructure Finance		$6,589,783	$5,981,990
Total		$25,922,082	$23,614,463
1.A Farmer Mac Guaranteed Security.
2.An interest-only Farmer Mac Guaranteed Security retained as part of a structured securitization.
3. Other categories of Farmer Mac Guaranteed Securities that were sold by Farmer Mac to third parties.

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

Farmer Mac's charter authorizes a maximum loan size (adjusted annually for inflation) for an eligible Agricultural Finance mortgage loan secured by more than 2,000 acres of agricultural real estate. That maximum loan size was $15.9 million as of December 31, 2022. The charter does not prescribe a maximum loan size or a total borrower exposure for an eligible Agricultural Finance mortgage loan secured by 2,000 acres or less of agricultural real estate. However, an internal policy approved by Farmer Mac's board of directors limits the cumulative direct credit exposure to any one borrower or group of related borrowers on loans secured by 2,000 acres or less of agricultural real estate to 10% of Farmer Mac's Tier 1 capital ($132.3 million as of December 31, 2022). For Agricultural Finance mortgage loans, eligible agricultural real estate consists of one or more parcels of land, which may be improved by permanently affixed buildings or other structures, that (i) is used for the production of one or more agricultural commodities or products and (ii) either consists of a minimum of five acres or generates minimum annual receipts of $5,000.

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

Farmer Mac evaluates each lender that originates Corporate AgFinance loans to assess the experience and capabilities of the lender’s ability to originate, structure, distribute, and monitor Corporate AgFinance transactions. In many instances, Farmer Mac will purchase loans and unfunded commitments from lenders that structure and arrange large, syndicated transactions involving numerous lenders that are necessary to support the larger transaction loan size. In these cases, Farmer Mac typically assesses each arranger’s capabilities and experience in arranging syndicated loans. Because Corporate AgFinance loans are typically offered to Farmer Mac without or with few representations and warranties, Farmer Mac places a greater emphasis on underwriting and legal documentation due diligence in connection with its purchase of these loans to mitigate risks associated with the transaction, including loan documentation, borrower eligibility, and loan data.

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

In Farm & Ranch Guaranteed Securities transactions, Farmer Mac guarantees securities representing interests in eligible Farm & Ranch loans held by a trust or other entity. Farmer Mac guarantees principal and interest payments on the securities in the event of a payment shortfall due to default and either retains these securities or arranges for their sale to third parties. As consideration for its assumption of credit risk on the assets underlying the Farm & Ranch Guaranteed Securities, Farmer Mac receives guarantee fees based on the outstanding principal balance of the securities it guarantees. Some Farm & Ranch Guaranteed Securities transactions include a smaller, subordinate tranche of securities issued to third parties that are not guaranteed by Farmer Mac, which helps to offset Farmer Mac's credit risk on these transactions.

Farmer Mac is obligated under its guarantee on the securities to make payments to investors of interest and principal (including balloon payments), regardless of whether Farmer Mac or the related trust has actually received those scheduled payments. Farmer Mac's guarantee fees typically are collected out of installment payments made on the underlying loans until those loans have been repaid, purchased out of the trust, or otherwise liquidated (generally as a result of default). The aggregate amount of guarantee fees received on Farm & Ranch Guaranteed Securities depends on the amount of those securities outstanding and on the applicable guarantee fee rate, which Farmer Mac's charter caps at 50 basis points (0.50%) per year.

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

Farmer Mac's Rural Infrastructure Finance line of business encompasses purchases of Rural Utilities loans and Renewable Energy loans and guarantees of securities backed by those loans, as well as LTSPCs for pools of eligible Rural Utilities loans. The vast majority of Farmer Mac's business to date under the Rural Infrastructure Finance line of business has involved Rural Utilities loans made to electric facilities (primarily electric distribution cooperatives and electric generation and transmission cooperatives). During 2022, Farmer Mac purchased $231.0 million of loans and loan commitments to telecommunications companies that provide wireless, cable, fiber transport, and broadband services to rural America as part of its strategic initiative to provide further support for the telecommunications industry. Also during 2022,

Farmer Mac purchased $147.3 million of Renewable Energy loans as part of its strategic initiative to support rural renewable energy projects.

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

Lenders and Loan Servicing

Farmer Mac's charter requires loans in Farmer Mac's Rural Infrastructure Finance line of business to involve a lender organized as a cooperative. Farmer Mac does not directly service the Rural Utilities or Renewable Energy loans held in its portfolio. Typically, these loans are serviced by the lender or other organization designated by Farmer Mac that has experience in servicing loans to utilities and renewable energy providers and in the context of project finance, as applicable.

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

•Class C non-voting common stock. The charter does not impose any ownership restrictions on Farmer Mac's Class C non-voting common stock, so shares of this class are freely transferable. Farmer Mac uses Class C non-voting common stock for awards of equity-based compensation to officers, directors, and selected employees as part of the company's compensation programs. Holders of the Class C non-voting common stock do not vote on the election of directors or any other matter. Farmer Mac's Class C non-voting common stock is listed on the New York Stock Exchange under the symbol AGM.

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

HUMAN CAPITAL

As of December 31, 2022, Farmer Mac employed 158 people, with 23 new employees hired during the year resulting in a net increase of 5 employees (3%) compared to year-end 2021. Farmer Mac primarily employs full-time employees to meet its business needs as it grows and evolves while supplementing human capital needs with part-time employees (including interns) and independent contractors and consultants as needed.

Farmer Mac has experienced a geographic evolution in its workforce during the last three years and now employs personnel in 26 states across the United States. This represents a 73% increase in geographic diversity (by state) since the start of the COVID-19 pandemic. As of December 31, 2022, 89 full-time employees were located in the Washington, D.C. area, 27 full-time employees were located in the Johnston, Iowa area, and 42 full-time employees worked on a fully remote basis in other parts of the United States.

Workplace Culture

The COVID-19 pandemic continues to motivate many organizations, including Farmer Mac, to focus on how and where people work and to reassess physical workspace needs. In 2022, Farmer Mac advanced its philosophy about how and where its employees should work, moving toward a "Presence with Purpose"

model. This hybrid work approach, which is grounded in the three core principles of community, collaboration, and communication, relies on managers and leaders to consider their unique team circumstances and determine an appropriate cadence for purposeful in-person presence. This has allowed leadership to leverage the collaborative benefits that cannot be fully replicated remotely while still being flexible with the unique needs of each team and employee. To ensure continuity in regular communication, Farmer Mac has continued to reinforce employees' access to secure digital meeting platforms, and its senior executive team has continued to lead regular meetings of all employees to share pertinent information on Farmer Mac's business and operations and to provide a forum for discussing issues. Farmer Mac was recognized in 2022 by Top Workplaces USA for Cultural Excellence in the categories of Innovation, Employee Appreciation, Leadership, and Compensation & Benefits.

Compensation & Benefits

As a financial services organization, Farmer Mac must attract and retain a highly skilled workforce in an often competitive employment environment. We use traditional methods to attract and retain talent, such as competitive salaries and benefits that include:

•a robust paid time off program (up to 5 weeks of vacation, 2 weeks of sick leave, 11 paid holidays, 12 weeks pregnancy leave, and 4 weeks parental leave);
•a group health plan with all premiums paid by Farmer Mac;
•a 401(k) plan that provides for both voluntary employee contributions and employer contributions at the levels described in Note 11 to the consolidated financial statements;
•group term life insurance and long-term disability insurance with all premiums paid by Farmer Mac;
•pre-tax dependent care reimbursement;
•partially-funded health savings accounts;
•access to group rates for legal services insurance, additional life insurance, and pet insurance; and
•professional and career development opportunities and programs.

Talent Acquisition and Development

Farmer Mac is committed to the professional and career development of all employees. "Farmer Mac LEARN" is a program that Farmer Mac launched in 2022 to provide a comprehensive suite of learning and development services to maximize the learning effectiveness in the business. Farmer Mac LEARN includes online modules focused on new employee onboarding, business training, competency development, leadership development, and career development. During 2022, strategic focus was placed on new employee onboarding and leadership development, including specialized programs and online courses in each category. In addition to Farmer Mac LEARN, Farmer Mac made investments in multiple digital learning platforms in 2022 and continues to offer an education assistance plan for employees with at least one year of full-time employment.

As part of its workforce strategy, Farmer Mac is building intern and talent pipelines through partnership with academic institutions, community organizations, and business partners. Farmer Mac also places strategic focus on succession planning, and detailed succession plans are crafted in partnership with key leaders in the business to identify and develop high potential leaders to promote career readiness for expanded responsibilities and roles in Farmer Mac.

Farmer Mac experienced a 12.3% turnover rate in 2022, which was up from 7.3% in 2021, largely a result of a highly-competitive employment market.

Philanthropy

Farmer Mac's mission to serve agricultural and rural communities, as well as philanthropic activities undertaken in support of its mission, provide Farmer Mac an advantage in its effort to attract and retain talent. Farmer Mac's philanthropic philosophy centers on supporting agriculture and rural communities and supporting the next generation of farmers and ranchers and financial professionals, including in the communities where our employees live.

Code of Business Conduct and Ethics

Farmer Mac's onboarding program includes a mandatory compliance session for every new hire and contract consultant within their first week. All employees also take annual training on and recertification of our Code of Business Conduct and Ethics, which encompasses the following core principles: (1) promoting a safe workplace and a respectful and inclusive culture, (2) conducting business lawfully, fairly, and objectively, (3) communicating responsibly and protecting information, (4) conducting business diligently and being a good corporate citizen, and (5) how to report actual or suspected misconduct. Farmer Mac's Code of Business Conduct and Ethics was refreshed in May 2022 while maintaining this principles-based approach. Our Code of Business Conduct and Ethics is available at www.farmermac.com and is not incorporated by reference into this report.

Diversity, Equity, and Inclusion

Farmer Mac's diversity, equity, and inclusion ("DEI") council was formed in late 2020 at the direction of Farmer Mac's board of directors and senior executives. The DEI council consists of 12 rotating Farmer Mac employees with the assistance of outside DEI consultants. In 2022, Farmer Mac continued to strengthen its focus on DEI efforts within Farmer Mac's workforce by executing its multiyear strategic plan with a focus during 2022 on enterprise-wide education.

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

Farmer Mac's charter requires Farmer Mac to maintain in its accounts a portion of the guarantee fees it receives from its guarantee activities as a reserve against losses. As of December 31, 2022, this reserve against losses arising from Farmer Mac's guarantee activities was $119.6 million. Farmer Mac calculates the amount of this statutorily required reserve against losses arising from its guarantee activities based on the credit risk component of guarantee fees received on all securities it guarantees, including AgVantage securities. This amount does not represent expected credit losses and does not directly relate to either the allowance for loan losses or the reserve for losses in Farmer Mac's consolidated balance sheets. Rather, this is the amount of capital that must be exhausted before Farmer Mac may issue obligations to the U.S. Treasury against the $1.5 billion that Farmer Mac is statutorily authorized to borrow from the U.S. Treasury to fulfill its guarantee obligations. That borrowing authority is not intended to be a routine funding source and has never been used. For a more detailed discussion of Farmer Mac's borrowing authority from the U.S. Treasury, see "Business—Farmer Mac's Authority to Borrow from the U.S. Treasury."

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

Farmer Mac invests the proceeds of its debt issuances in eligible program asset purchases, Farmer Mac Guaranteed Securities, and liquidity investment assets in accordance with policies established by its board of directors that comply with Farmer Mac's Liquidity and Investment Regulations, which establish limitations on asset class, dollar amount, issuer concentration, and credit quality. Farmer Mac's regular debt issuance supports its access to the capital markets, and Farmer Mac's liquidity investment assets provide an alternative source of funds should market conditions be unfavorable.

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

As of December 31, 2022, the following shares of Farmer Mac common stock were outstanding:

•1,030,780 shares of Class A voting common stock;
•500,301 shares of Class B voting common stock; and
•9,270,265 shares of Class C non-voting common stock.

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
In March 2021, Farmer Mac's board of directors reinstated the share repurchase program on its previous terms (with a remaining authorization of up to $9.8 million in stock repurchases) and recently extended the expiration date of the program to March 2025. As of December 31, 2022, Farmer Mac had repurchased approximately 673,000 shares of Class C non-voting common stock at a cost of approximately $19.8 million under the share repurchase program since 2015.

The following table presents the dividends declared on Farmer Mac's common stock during and after 2022:

Date Dividend Declared	Per Share Amount	For Holders Of Record As Of	Date Paid
February 24, 2022	$0.95	March 16, 2022	March 31, 2022
May 18, 2022	$0.95	June 15, 2022	June 30, 2022
August 10, 2022	$0.95	September 15, 2022	September 30, 2022
November 9, 2022	$0.95	December 15, 2022	December 31, 2022
February 22, 2023	$1.10	March 16, 2023	*
*  The dividend declared on February 22, 2023 is scheduled to be paid on March 31, 2023.

Farmer Mac's ability to declare and pay common stock dividends could be restricted if it were to fail to comply with applicable capital requirements. See Note 9 to the consolidated financial statements and "Business—Government Regulation of Farmer Mac—Capital Standards."

Preferred Stock

No ownership restrictions apply to any preferred stock issued by Farmer Mac, and those securities are freely transferable. As of December 31, 2022, the following shares of Farmer Mac preferred stock were outstanding:

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

The following table presents the dividends declared and paid on Series C Preferred Stock during and after 2022:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
February 24, 2022	$0.3750	January 18, 2022	April 17, 2022	April 17, 2022
May 18, 2022	$0.3750	April 18, 2022	July 17, 2022	July 17, 2022
August 10, 2022	$0.3750	July 18, 2022	October 17, 2022	October 17, 2022
November 9, 2022	$0.3750	October 18, 2022	January 17, 2023	January 17, 2023
February 22, 2023	$0.3750	January 18, 2023	April 17, 2023	*
* The dividend declared on February 22, 2023 is scheduled to be paid on April 17, 2023.

The following table presents the dividends declared and paid on Series D Preferred Stock during and after 2022:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
February 24, 2022	$0.35625	January 18, 2022	April 17, 2022	April 17, 2022
May 18, 2022	$0.35625	April 18, 2022	July 17, 2022	July 17, 2022
August 10, 2022	$0.35625	July 18, 2022	October 17, 2022	October 17, 2022
November 9, 2022	$0.35625	October 18, 2022	January 17, 2023	January 17, 2023
February 22, 2023	$0.35625	January 18, 2023	April 17, 2023	*
* The dividend declared on February 22, 2023 is scheduled to be paid on April 17, 2023.

The following table presents the dividends declared and paid on Series E Preferred Stock during and after 2022:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
February 24, 2022	$0.359375	January 18, 2022	April 17, 2022	April 17, 2022
May 18, 2022	$0.359375	April 18, 2022	July 17, 2022	July 17, 2022
August 10, 2022	$0.359375	July 18, 2022	October 17, 2022	October 17, 2022
November 9, 2022	$0.359375	October 18, 2022	January 17, 2023	January 17, 2023
February 22, 2023	$0.359375	January 18, 2023	April 17, 2023	*
* The dividend declared on February 22, 2023 is scheduled to be paid on April 17, 2023.

The following table presents the dividends declared and paid on Series F Preferred Stock during and after 2022:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
February 24, 2022	$0.3281250	January 18, 2022	April 17, 2022	April 17, 2022
May 18, 2022	$0.3281250	April 18, 2022	July 17, 2022	July 17, 2022
August 10, 2022	$0.3281250	July 18, 2022	October 17, 2022	October 17, 2022
November 9, 2022	$0.3281250	October 18, 2022	January 17, 2023	January 17, 2023
February 22, 2023	$0.3281250	January 18, 2023	April 17, 2023	*
* The dividend declared on February 22, 2023 is scheduled to be paid on April 17, 2023.

The following table presents the dividends declared and paid on Series G Preferred Stock during and after 2022:

Date Dividend Declared	Per Share Amount	For Period Beginning	For Period Ending	Date Paid
February 24, 2022	$0.3046875	January 18, 2022	April 17, 2022	April 17, 2022
May 18, 2022	$0.3046875	April 18, 2022	July 17, 2022	July 17, 2022
August 10, 2022	$0.3046875	July 18, 2022	October 17, 2022	October 17, 2022
November 9, 2022	$0.3046875	October 18, 2022	January 17, 2023	January 17, 2023
February 22, 2023	$0.3046875	January 18, 2023	April 17, 2023	*
* The dividend declared on February 22, 2023 is scheduled to be paid on April 17, 2023.

FARMER MAC'S AUTHORITY TO BORROW FROM THE U.S. TREASURY

Farmer Mac is authorized to borrow up to $1.5 billion from the U.S. Treasury through the issuance of debt obligations to the U.S. Treasury. Any funds borrowed from the U.S. Treasury may be used solely to fulfill Farmer Mac's guarantee obligations. Farmer Mac's charter provides that the U.S. Treasury is required to purchase Farmer Mac's debt obligations up to the authorized limit if Farmer Mac certifies that:

•a portion of the guarantee fees assessed by Farmer Mac has been set aside as a reserve against losses arising out of Farmer Mac's guarantee activities in an amount determined by Farmer Mac's board of directors to be necessary and such reserve has been exhausted (that amount was
$119.6 million as of December 31, 2022); and
•the proceeds of such obligations are needed to fulfill Farmer Mac's guarantee obligations.

Any debt obligations issued by Farmer Mac under this authority would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac. Farmer Mac would be required to repurchase any of its debt obligations held by the U.S. Treasury within a "reasonable time." As of December 31, 2022, Farmer Mac had not used this borrowing authority and does not expect to use this borrowing authority in the future.

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
•in 2008 to authorize Farmer Mac to purchase, and guarantee securities backed by, loans or interests in loans by lenders organized as cooperatives to borrowers to finance electrification and telecommunications systems in rural areas; and
•in 2018 to expand the acreage exception to agricultural mortgage loan amount limitation from 1,000 acres to 2,000 acres, subject to FCA's feasibility assessment (which was completed in June 2019), and to repeal obsolete provisions and make technical corrections.

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

The risk-based capital stress test then adds an additional 30% to the resulting capital requirement for management and operational risk. Farmer Mac's risk-based capital requirement as of December 31, 2022 was $204.2 million, and Farmer Mac's regulatory capital of $1.3 billion exceeded that amount by approximately $1.1 billion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements" for a presentation of Farmer Mac's current regulatory capital position.

Enforcement Levels. Farmer Mac's charter directs FCA to classify Farmer Mac within one of four enforcement levels to determine compliance with the capital standards established by Farmer Mac's charter. As of December 31, 2022, Farmer Mac was classified as within level I – the highest compliance level.

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

These distribution restrictions would remain for so long as the Tier 1 capital conservation buffer remains at or below the minimum level of 2.5%, and Farmer Mac's board of directors may consider other factors, such as earnings presented in accordance with generally accepted accounting principles in the United States ("GAAP") and other regulatory requirements, in determining whether to restrict capital distributions, including dividends and bonus payments. As of December 31, 2022, Farmer Mac's Tier 1 capital ratio was 14.9%. The calculation of Farmer Mac's Tier 1 capital ratio does not include certain interest rate risk components of the risk weighting of assets, which reflects the fact that Farmer Mac pursues an approach to funding its assets with liabilities of similar duration and convexity characteristics and therefore does not bear material interest rate risk in its portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements" for more information on Farmer Mac's Tier 1 capital ratio.

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

Item 1A.Risk Factors

Farmer Mac's business activities, financial performance, and results of operations are, by their nature, subject to risks and uncertainties, including those related to the agricultural industry, rural infrastructure industries, access to the capital markets, the regulatory environment, the level of prevailing interest rates and overall market conditions. The following risk factors should be considered along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report, including the risks and uncertainties described in the "Forward-Looking Statements" section. Because new risk factors likely will emerge from time to time, management can neither predict all potential risk factors nor assess the effects of those factors on Farmer Mac's business, operating results, and financial condition or how much any factor, or combination of factors, may affect Farmer Mac's actual results and financial condition. If any of the following risks materialize, Farmer Mac's business, financial condition, or results of operations could be materially and adversely affected. Farmer Mac undertakes no obligation to update or revise this risk factor discussion, unless required by applicable law.

Credit and Counterparty Risk

Economic stress caused by disruptive global events, such as the continuing COVID-19 pandemic, geopolitical instability, and natural or human-caused disasters, may materially and adversely affect Farmer Mac's business, operations, operating results, financial condition, liquidity, or capital levels and may heighten other risk factors in this report.

In a tightly-linked global economy, recent or continuing disruptive global events have contributed and may continue to contribute to economic stress on America’s agricultural producers and rural infrastructure by disrupting or transforming markets, systems, or resources that America’s farmers, ranchers, and rural service providers rely on to remain profitable. This includes supply chain disruptions that prevent producers from accessing critical resources or that inhibit exports, inflationary effects that put downward pressure on demand for agricultural products or that may increase production expenses, and rising interest rates that may increase the risk that Farmer Mac’s borrowers may default on their loans. For example, the COVID-19 pandemic, the conflict between Russia and Ukraine, and natural disasters have all contributed to recent or current economic stress on producers and service providers in rural America. Depending on the severity and frequency of these types of disruptive events, as well as the capability of governments and global markets to effectively mitigate the resulting negative effects, a prolonged period of economic stress, including a broader economic downturn or recession, could ensue from these events, which could increase stress on Farmer Mac’s borrowers and their ability to remain profitable and make payments on their loans.

Farmer Mac assumes the ultimate credit risk of borrower defaults on its agricultural mortgage and rural infrastructure loan assets, and Farmer Mac's earnings, which come from net interest income, guarantee fees, and commitment fees on those assets, depend significantly on their performance. Widespread and sustained repayment shortfalls on loans in Farmer Mac's portfolio could result in losses, particularly if the value of the available collateral does not cover Farmer Mac's exposure, and could materially and adversely affect Farmer Mac’s business, operations, operating results, financial condition, liquidity, or capital levels. The occurrence of these disruptive events and resulting negative economic effects may also heighten other risk factors described in this report.

Climate change and the occurrence of weather-related events, or other natural or environmental disasters could have a material adverse effect on Farmer Mac’s business, operating results, or financial condition.

In addition to the general risks posed by adverse weather conditions, Farmer Mac’s exposure to credit risk and the market value of loan collateral is potentially subject to risks associated with the long-term effects of climate change, as farmers and ranchers face increasing, as well as increasingly-severe, weather incidents. The U.S. experienced 18 separate billion-dollar weather disasters in 2022, tied for the third-highest level in the 40 years tracked by the National Oceanic and Atmospheric Administration behind only 2020 (22) and 2021 (20). Many climatologists predict increases in average temperatures, more extreme temperatures, and increases in volatile weather over time. These physical changes may prompt changes in regulations or consumer preferences, which in turn could have negative consequences for the business models of borrowers, such as increasing costs, reducing the value of assets, and increasing operating expenses. For example, in 2022, “exceptional drought” or “extreme drought” conditions, the two most severe drought classifications, covered significant areas of the western and midwestern states, and more than half of the continental United States experienced abnormally dry conditions or worse. The effects of climate change could make some agricultural properties less suitable for farming or for other alternative uses. Extended periods of drought and dryness can reduce agricultural productivity, cause lasting damage to permanent crops like fruit and tree nuts, and result in producers leaving some fields fallow due to lack of water. These and other effects of climate change could have an adverse impact on farming operations and the value of loan collateral, which could have a material adverse effect on Farmer Mac’s business, operating results, or financial condition.

Other external factors outside of Farmer Mac's or borrowers' control may impair borrowers' profitability and ability to repay their loans in Farmer Mac's portfolio, which could have a material adverse effect on Farmer Mac's financial condition, results of operations, liquidity, or capital levels.

Other external factors beyond Farmer Mac's or borrowers' control could impair borrowers' profitability, such as volatility in demand for agricultural products or electricity in rural areas; variability in borrowers' input costs; protracted regional, domestic, or global economic stress (whether due to disruptive global events or otherwise); legislative or regulatory actions affecting rural borrowers; U.S. trade policy affecting the demand for agricultural exports or the price of imports required for borrowers' operations; increased competition among producers due to oversupply or available alternatives; and adverse changes in interest rates and land values. Any of these factors could put downward pressure on the value and profitability of a farming, agribusiness or rural utilities operation, which could then inhibit the related borrower's repayment capacity on one or more loans that Farmer Mac may have from that borrower in its portfolio. A significant number of defaults, or a single default from a large borrower exposure, stemming from one or more of these factors could have a material adverse effect on Farmer Mac's financial condition, results of operations, liquidity, or capital levels.

Specialized or highly improved collateral securing loans in Farmer Mac's portfolio could increase the probability of loss on those loans in the event of default, which could have a material adverse effect on Farmer Mac's financial condition, results of operations, liquidity, or capital levels.

Farmer Mac's credit risk may also increase due to decline in the collateral values securing the loans in Farmer Mac's portfolio. Specialized or highly improved collateral, such as storage and processing facilities or permanent plantings, increase the risk of undercollateralization in a default scenario because producers requiring specialized or highly improved collateral are generally less able to adapt their operations or switch functional production when faced with adverse conditions. Highly improved properties also face higher risk of loss in a default scenario, as the pool of potential purchasers in a sale or foreclosure action may be smaller for a highly improved property than for a property that is adaptable to multiple uses. The farming of permanent plantings generally involves more risk than farming of annual row crops because permanent plantings generally require more time and capital to plant and permanent plantings are more expensive to replace in the event of disease, drought, mismanagement, catastrophic condition (such as wildfire), or adverse weather conditions. In the event that a borrower defaults, and Farmer Mac must foreclose, on a loan secured by property that is specialized or highly improved, Farmer Mac has experienced and may in the future experience losses if the value of the property has dropped significantly since origination or if there is a limited pool of potential purchasers willing to purchase the property at the price necessary for Farmer Mac to recoup its investment. If this occurs across a large number of loans or across loans with large principal balances, in the aggregate this could have a material adverse effect on Farmer Mac's financial condition, results of operations, liquidity, or capital levels.

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

Farmer Mac's exposure to credit risk may also increase due to concentrated exposure to a particular borrower or counterparty. Farmer Mac’s Farm & Ranch portfolio consists of loans varying in size and by borrower, including large exposures ($25 million or more) to individual borrowers. The default of any one of these borrowers could negatively affect Farmer Mac's financial condition. Farmer Mac also has concentrated exposures to individual business counterparties on AgVantage securities, which are general obligations of institutional counterparties secured by eligible loans held by the issuing institution. Although AgVantage securities are collateralized by eligible loans in a principal amount equal to or greater than the principal amount of the securities outstanding, Farmer Mac could suffer losses if the market value of the loan collateral declines and the counterparty defaults. Taking possession of the loan collateral upon a default by the AgVantage counterparty could also result in higher current expected credit losses for Farmer Mac's loans held on balance sheet, as well as increased capital requirements. As of December 31, 2022, $8.0 billion of the $9.0 billion of AgVantage securities outstanding had been issued by only three counterparties. A default by any of these counterparties could have a significant adverse effect on Farmer Mac's business, operating results, and financial condition.

Farmer Mac's exposure to credit risk may also increase due to concentrated exposure to one or more investment types or counterparties in the investment portfolio Farmer Mac maintains for liquidity. This investment portfolio consists primarily of cash and cash equivalents, U.S. Treasury securities, investment securities guaranteed by U.S. Government agencies and GSEs, and asset-backed securities backed primarily by U.S. Government-guaranteed loans. Farmer Mac regularly reviews concentration limits to ensure that its investments are appropriately diversified and comply with policies approved by Farmer Mac's board of directors and with applicable FCA regulations, but Farmer Mac is still exposed to credit risk from issuers of the investment securities it holds, particularly to issuers to whom Farmer Mac may have a higher concentration of exposure relative to the rest of Farmer Mac's investment portfolio. For example, as of December 31, 2022, Farmer Mac held at fair value $3.2 billion of investment securities guaranteed by GSEs. A default by multiple issuers of investment securities held by Farmer Mac or by a single issuer of investment securities in which Farmer Mac is more heavily concentrated could have an adverse effect on Farmer Mac's business, operating results, and financial condition.

Farmer Mac Guaranteed Securities and LTSPCs expose Farmer Mac to significant contingent liabilities, and Farmer Mac's ability to fulfill its obligations under its guarantees and LTSPCs may be limited.

Farmer Mac's guarantee and purchase commitment obligations to third parties, including LTSPCs and securities guaranteed by Farmer Mac, are obligations of Farmer Mac only and are not backed by the full faith and credit of the United States, FCA, or any other agency or instrumentality of the United States other than Farmer Mac. As of December 31, 2022, Farmer Mac had $3.9 billion of contingent liabilities related to LTSPCs and securities issued to third parties and guaranteed by Farmer Mac, which represents Farmer Mac's exposure if all loans underlying these LTSPCs and guarantees defaulted and Farmer Mac recovered no value from the related collateral. If this were to occur, the funds available for payment on these guarantees and LTSPCs could be substantially less than the aggregate amount of the corresponding liabilities. As of December 31, 2022, Farmer Mac held cash, cash equivalents, and other investment securities with a fair value of $5.5 billion that could be used as a source of funds for payment on its obligations, including its guarantee and LTSPC obligations. Although Farmer Mac believes that it remains well-collateralized on the assets underlying its guarantee and LTSPC obligations to third parties and that the estimated probable losses for these obligations remain low relative to the amount available for payment of claims on these obligations, Farmer Mac's total contingent liabilities for these obligations could exceed the amount it may have available for payment of Farmer Mac's obligations, including claims on Farmer Mac's contingent obligations. See "Management's Discussion and Analysis—Risk Management—Credit Risk – Loans and Guarantees" for more information on Farmer Mac's management of credit risk.

Farmer Mac is exposed to counterparty risk on both its cleared and non-cleared swaps transactions that could materially and adversely affect its business, operating results, and financial condition.

Farmer Mac uses interest rate swap contracts and hedging arrangements to manage its interest rate risk. Farmer Mac clears a significant portion of its interest rate swaps through a swap clearinghouse and uses the services of a futures commission merchant to post and receive mark-to-market margin amounts. Farmer Mac also transacts non-cleared (bilateral) derivative contracts directly with swap counterparties and posts and receives collateral to secure the market value of those contracts. A failure of any of these counterparties could cause intra-day disruption for Farmer Mac's swap operations if the failure were to prompt a termination of all or part of Farmer Mac's swap positions or if Farmer Mac were unable to quickly access margin or collateral amounts. These conditions could be exacerbated in volatile market conditions, in which the market could move against Farmer Mac's position before Farmer Mac had time to reposition its swaps. These events could have a negative effect on Farmer Mac's operations and liquidity and could expose Farmer Mac to more interest rate risk, which could materially and adversely affect its business, operating results, and financial condition. As of December 31, 2022, the aggregate notional balance of Farmer Mac's cleared swaps was $19.5 billion, and the aggregate notional balance of Farmer Mac's non-cleared swaps was $4.4 billion.

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

•disruptions in the debt or equity capital markets;
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
•reduced demand for agricultural real estate loans or rural infrastructure loans due to regional, domestic, or global economic conditions; and
•expanded funding alternatives available to agricultural and rural infrastructure borrowers.

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

Farmer Mac's business and ability to generate revenues and profits largely depends on its ability to purchase eligible loans or place eligible loans under guarantees or LTSPCs and to purchase or guarantee AgVantage securities. Farmer Mac conducts a significant portion of its business with a few business counterparties. This concentration of business could potentially result in increased variability in Farmer Mac's business as existing assets pay down or mature and the status and needs of Farmer Mac's customers evolve. In 2022, ten institutions generated approximately 71% of loan purchase volume in the Agricultural Finance line of business. As of December 31, 2022, approximately 88.2% of the $9.0 billion outstanding principal amount of AgVantage securities (of which $2.0 billion and $1.1 billion will be maturing in 2023 and 2024, respectively) were issued by three institutions. As of December 31, 2022, transactions with two institutions represented nearly all of the business volume under Farmer Mac's Rural Infrastructure Finance line of business. Farmer Mac's ability to maintain the current relationships with its business counterparties or customers and the business generated by those business counterparties or customers is significant to Farmer Mac's business. As a result, the loss of business from any one of Farmer Mac's key business counterparties could decrease Farmer Mac's revenues and profitability. Farmer Mac may be unable to replace the loss of business of a key business counterparty or customer with alternate sources of business due to limitations on the types of assets eligible for Farmer Mac's secondary market, which could adversely affect Farmer Mac's business and decrease its revenues and profits.

Farmer Mac's efforts to balance fulfilling its mission with providing a return to its stockholders may result in business transactions that involve lower returns or higher risk, which could adversely affect its business, operating results, or financial condition.

Congress created Farmer Mac to provide for a secondary market for agricultural mortgage loans, rural infrastructure loans, and the guaranteed portions of USDA-guaranteed loans. In pursuing this mission, Farmer Mac's secondary market activities are designed to:

•increase the accessibility of financing to rural borrowers at stable interest rates;
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

The ownership of Farmer Mac's two classes of voting common stock is concentrated in a few institutions. Four financial institutions hold approximately 53% of Farmer Mac's Class A voting common stock, with 31% held by one institution. Five FCS institutions hold approximately 97% of Farmer Mac's Class B voting common stock (two of which are related to each other through a parent-subsidiary relationship). The holders of Farmer Mac's Class A voting common stock and the holders of Farmer Mac's Class B voting common stock each have the right to elect one-third of the membership of Farmer Mac's board of directors. Many of these holders are rural lenders that may compete directly with each other. As long as Farmer Mac's Class A and Class B voting common stock is highly concentrated in a few institutions, these institutions influence Farmer Mac's business, strategy, or board composition in a way that may not be in the best interests of either Farmer Mac or other stockholders.

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
•failed execution, including based on human error;
•inadequate or failed internal controls or processes to detect or prevent fraud or other violations of law or regulations; or
•external events, including a disruption involving physical site access, cyber incidents, catastrophic events, natural disasters, terrorist activities, or disease pandemics.

Farmer Mac relies on business processes that largely depend on people, technology, and the use of complex systems and models to manage its business, process a high volume of daily transactions, and generate the records on which Farmer Mac's financial statements are based. Inadequacies or failures in Farmer Mac's internal processes, personnel, systems, cybersecurity program, or infrastructure could lead to a significant disruption in its business operations; unauthorized access to or acquisition, destruction, alteration, release, theft, or loss of confidential, proprietary, or personal data; fraud, extortion; financial and economic loss or costs; errors in its financial statements; impairment of its liquidity; harm to its employees, customers, or vendors; liability or service interruptions to its customers; loss of customers or vendors; violation of data protection laws and other litigation and legal risk; increased regulatory or legislative scrutiny; or reputational damage.

The potential for operational risk exposure also exists as a result of Farmer Mac's interactions with, and reliance on, third parties. Farmer Mac's business relies on its ability to process, evaluate, and interpret significant amounts of information, much of which third parties provide. Yet Farmer Mac's ability to implement safeguards preventing disruption to third-party systems or infrastructure is more limited than for its own systems or infrastructure. If the financial, accounting, data processing, backup, information technology, or other operating systems and infrastructure of third parties with whom Farmer Mac interacts or upon whom it relies fail to operate properly or are disrupted, then Farmer Mac's operations may be impacted in the same manner as inadequacies or failures in Farmer Mac's own internal processes, personnel, systems, cybersecurity program, or infrastructure.

Farmer Mac’s internal loan servicing function and reliance on third-party servicers could expose Farmer Mac to operational risks that could adversely affect its business, operating results, or financial condition.

Effective and reliable loan servicing is essential for Farmer Mac to successfully operate its business. During third quarter 2021, Farmer Mac expanded its internal loan servicing function through a strategic acquisition that included the loan servicing rights for a sizeable portion of Farmer Mac’s Agricultural Finance mortgage loan and USDA Securities portfolios, as well as experienced servicing personnel and an operational servicing platform. This strategic acquisition has required Farmer Mac to implement processes and controls for a business function that Farmer Mac has previously not operated and still has limited experience executing and managing. Farmer Mac also continues to rely on experienced third-party servicers to service the portion of Farmer Mac’s Agricultural Finance mortgage loan portfolio not serviced directly by Farmer Mac. Although Farmer Mac has established servicing standards and requirements to which these third-party servicers are required by contract to adhere and on which they must report to Farmer Mac, Farmer Mac does not manage the processes and controls of these third-party servicers. The ineffective implementation, operation, or oversight of one or more of the servicing processes or controls employed by Farmer Mac or any of its third-party servicers could expose Farmer Mac to operational risk that could adversely affect Farmer Mac’s business, operating results, or financial condition.

A deficiency, failure, interruption, or breach in Farmer Mac's or our service providers' technology and information systems, infrastructure, or cybersecurity program, including the occurrence of successful cyber-attacks, could result in a loss of business, damage to Farmer Mac's reputation, the disclosure or misuse of confidential or proprietary information, or increased costs or liability to Farmer Mac, which could adversely affect Farmer Mac's business, operating results, or financial condition.

Farmer Mac relies heavily on technology and information systems, including from third parties, for the secure collection, processing, transmission, and storage of confidential, proprietary, and personal information in its information systems (and those of third parties) to conduct and manage its business operations. These technology and information systems encompass an integrated set of hardware, software, infrastructure, and personnel organized to facilitate the planning, control, coordination, operations, and decision-making processes within Farmer Mac. As the importance and complexity of Farmer Mac’s technology and information systems has increased, and as new technologies are developed that are used by its customers, Farmer Mac, or its service providers to support its business and operations, so too have the risks posed to Farmer Mac’s information systems and data from cybersecurity attacks that threaten the confidentiality, integrity, or availability of Farmer Mac’s information technology assets and resources and its data. Like many other financial institutions, Farmer Mac and its service providers face regular attacks by threat actors attempting to gain unauthorized access to, or disrupt, its information systems and access or acquire its data, including from organized criminal groups, hackers, nation states, activists, insiders, and other unauthorized third parties. These threats come from a variety of different sources, including cyber-attacks, computer viruses, malware, exploits of system and network vulnerabilities, human error, phishing, ransomware, and distributed denial of service attacks. The methods used to gain unauthorized access to or disrupt its information systems and data, or those of its service providers, are evolving. We are not always able to prevent or recognize attacks, and we may be unable to implement effective preventive measures or proactively address these threats until after a cybersecurity event has been discovered. Moreover, any employees or agents of Farmer Mac’s (or its third-party customers or vendors) who have authorized access to confidential, proprietary, or personal information could also intentionally, inadvertently, or erroneously disseminate the information to unauthorized third parties.

Although Farmer Mac has implemented what we believe is an appropriate information security program with cybersecurity procedures, policies, practices, and controls, Farmer Mac may be unable to prevent unauthorized access to its information technology assets or data, which could lead to a significant disruption to its business operations; unauthorized access to or acquisition, destruction, alteration, release, theft, or loss of confidential, proprietary, or personal data; fraud, extortion; financial and economic loss or costs; errors in its financial statements; impairment of its liquidity; harm to its employees, customers, or vendors; liability or service interruptions to its customers; loss of customers or vendors; violation of data protection laws and other litigation and legal risk; increased regulatory or legislative scrutiny; or

reputational damage. Also, the risk of unauthorized access to confidential, proprietary, or personal information through information system breaches or inadvertent dissemination may be heightened in a remote-working environment, which is currently more prevalent at Farmer Mac.

Failure by Farmer Mac's third-party loan servicers, information systems providers, and other service providers to protect confidential information from unauthorized access and dissemination could result in liability for Farmer Mac or damage Farmer Mac's reputation, which could have a negative effect on Farmer Mac's business, operating results, or financial condition.

Farmer Mac relies on third parties, including loan servicers, information systems providers, software-as-a-service (SaaS) providers, cloud computing service providers, and other service providers, to perform various functions that support Farmer Mac’s business and operations. Farmer Mac depends on these third parties to collect, process, transmit, and store a variety of confidential, proprietary, or personal information, including sensitive financial information. Just as Farmer Mac is subject to numerous cyber-attacks from a variety of actors, so too are these third parties. Farmer Mac requires third parties who collect, process, or store confidential, proprietary, or personal data to adhere to security policies, processes, and controls. However, the control systems, cybersecurity program, infrastructure, and personnel associated with third parties with which we do business or obtain services are beyond our control. Farmer Mac is aware of cyber-attacks and incidents involving its third party service providers in the past, and although Farmer Mac has not experienced a material loss of data or disruption of its operations due to a breach of third party systems, unauthorized access to a third party service provider's information technology assets or data may significantly impact Farmer Mac's operations in the same manner as incidents on its own systems.

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

Farmer Mac is subject to interest rate risk due to the timing differences in the cash flows of the assets it holds and the liabilities issued to fund those assets. Farmer Mac's primary strategy for managing interest rate risk is to fund asset purchases with debt together with financial derivatives that have similar duration and convexity characteristics to help mitigate impacts from interest rate changes across the yield curve. However, the ability of borrowers to prepay their loans before the scheduled maturities increases the likelihood of asset and liability cash flow mismatches. In a changing interest rate environment, these cash flow mismatches affect Farmer Mac's earnings if assets repay sooner than expected and the resulting cash flows must be reinvested in lower-yielding investments, particularly if Farmer Mac's related funding costs cannot be correspondingly repaid. Conversely, if assets repay more slowly than anticipated and the associated debt issued to fund the assets must be reissued at a higher interest rate, Farmer Mac's earnings could be adversely affected. In addition, rapid changes in interest rates could have a negative effect on Farmer Mac's net interest income across quarters. For example, during 2022, Farmer Mac benefited from higher nominal interest rates in its investment portfolio; however, if those nominal interest rates decline, Farmer Mac may earn less interest income on its investments in future periods. During 2022, the Federal Reserve rapidly increased the target range for the federal funds rate by 4.25% over the course of the year in an effort to combat rising inflation. This pace has created and, if the Federal Reserve continues to raise interest rates, may continue to create or may exacerbate periods of market volatility that could adversely affect Farmer Mac's ability to manage interest rate risk, which could have a material adverse effect on Farmer Mac's operating results or financial condition. See "Management's Discussion and Analysis—Risk Management—Interest Rate Risk" for more information on Farmer Mac's management of interest rate risk.

Farmer Mac is also subject to repricing risk, which is the risk that Farmer Mac's funding cost relative to a benchmark index (for example, the London Interbank Offered Rate known as "LIBOR" or the Secured Overnight Financing Rate known as "SOFR") will increase from the time the initial funding was issued and the time the liabilities are re-funded. This repricing risk arises from a funding strategy whereby Farmer Mac issues floating rate debt across a variety of maturities to fund floating or synthetically floating rate assets that on average may have longer maturities. A significant increase in the difference between Farmer Mac's funding cost relative to the benchmark index, including LIBOR and SOFR, may compress spread income on the assets Farmer Mac holds and seeks to re-fund with the higher cost funding. Widespread compression within a short timeframe could adversely affect Farmer Mac's operating results or financial condition.

Changes in interest rates relative to Farmer Mac's management of interest rate risk through derivatives may cause volatility in financial results and capital levels and may adversely affect Farmer Mac's net income, liquidity position, or operating results.

Farmer Mac enters into financial derivatives transactions to hedge interest rate risks inherent in its business and carries its financial derivatives at fair value in its consolidated financial statements. Although

Farmer Mac's financial derivatives provide economic hedges of interest rate risk, changes in the fair values of financial derivatives can cause volatility in net income and in capital, particularly if those financial derivatives are not designated in hedge accounting relationships or if there is any ineffectiveness in a hedge accounting relationship. As interest rates increase or decrease, the fair values of Farmer Mac's derivatives change based on the position Farmer Mac holds relative to the specific characteristics of the derivative. Farmer Mac's core capital available to meet its statutory minimum capital requirement can be affected by changes in the fair values of financial derivatives, as noted above. Adverse changes in the fair values of Farmer Mac's financial derivatives that are not designated in hedge accounting relationships and any hedge ineffectiveness that results in a loss would reduce the amount of core capital available to meet this requirement. In 2022 and 2021, Farmer Mac recorded a gain of $13.5 million and a loss of $1.4 million, respectively, from changes in the fair values of its financial derivatives as a result of movements in interest rates during those years. Farmer Mac recorded gains of $5.8 million and losses of $0.3 million in 2022 and 2021, respectively, related to ineffectiveness in hedge accounting relationships.

Changes in interest rates have required, and in the future may require, Farmer Mac to post cash or investment securities to collateralize its derivative exposures due to corresponding changes in the fair market values of these derivatives. If changes in interest rates were to result in a significant decrease in the fair value of Farmer Mac's derivatives, Farmer Mac would be required to post cash, cash equivalents, or investment securities, possibly within a short period of time, to satisfy its obligations under its derivatives contracts. As of December 31, 2022, Farmer Mac posted $144.7 million of cash and $204.0 million of investment securities as collateral for its derivatives in net liability positions. If Farmer Mac is required to fully collateralize a significant portion of its derivatives in an adverse interest rate environment, it could have a material adverse effect on Farmer Mac's liquidity position or operating results.

Discontinuation of the LIBOR benchmark interest rate could adversely affect Farmer Mac's business, operating results, or financial condition.

In July 2017, the United Kingdom's Financial Conduct Authority ("UKFCA"), which regulates U.S. Dollar LIBOR ("LIBOR"), announced that it would no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021 and would support the LIBOR indexes through 2021 to allow for a transition to any alternative reference rates. In November 2020, the UKFCA and the ICE Benchmark Administration, which administers LIBOR, announced that most tenors of LIBOR would continue to be published through June 2023. These announcements indicate that the continuation of LIBOR in its current form will be discontinued after June 2023. Farmer Mac continues to evaluate the potential effect on its business of the replacement of the LIBOR benchmark interest rate, including evaluation of the recently enacted Adjustable Interest Rate (LIBOR) Act and implementing rules, and using replacement benchmark interest rates such as SOFR. As of December 31, 2022, Farmer Mac held $2.9 billion of floating rate assets in its lines of business and its investment portfolio, had issued $0.2 billion of floating rate debt, and had entered into $10.5 billion notional amount of interest rate swaps, each of which resets based on LIBOR. In addition, Farmer Mac's Series C Preferred Stock will be indexed to LIBOR after July 17, 2024. The market transition away from LIBOR and toward SOFR or another alternative benchmark interest rate may be complicated and may introduce additional re-funding and repricing risk for Farmer Mac. If SOFR or other alternative benchmark interest rate does not become widely used or accepted in place of LIBOR, then there may be uncertainty or differences in the calculation of the applicable interest rate or payment amounts depending on the terms of the governing instruments for Farmer Mac's assets and liabilities. This could result in different financial performance for previously booked transactions, require different hedging strategies, or require renegotiation of previously booked transactions, and may affect Farmer

Mac's existing transaction data, products, systems, operations and pricing processes, which could adversely affect Farmer Mac's business, operating results, or financial condition.

Financial Risk

Incorrect estimates and assumptions by management in preparing financial statements could adversely affect Farmer Mac's business, operating results, reported assets and liabilities, financial condition, reputation, or capital levels.

Farmer Mac's accounting policies and methods are fundamental to how it records and reports its financial condition and results of operations. Some of these policies and methods require management to make estimates and assumptions in preparing Farmer Mac's consolidated financial statements. Incorrect estimates and assumptions by management in connection with preparing Farmer Mac's consolidated financial statements could adversely affect the reported amounts of assets and liabilities and the reported amounts of income and expenses. For example, as of December 31, 2022, Farmer Mac's assets and liabilities recorded at fair value included financial instruments valued at $7.6 billion whose fair values management estimated in the absence of readily observable fair values (in other words, level 3). These financial instruments measured with significant unobservable inputs represented 27.9% of total assets and 61.5% of financial instruments measured at fair value as of December 31, 2022. See "Management's Discussion and Analysis—Critical Accounting Estimates—Fair Value Measurement" for more information about fair value measurement. If management makes incorrect assumptions or estimates that result in understating or overstating reported financial results, it could materially and adversely affect Farmer Mac's business, operating results, reported assets and liabilities, financial condition, reputation, or capital levels.

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

The trading price of Farmer Mac's Class C non-voting common stock ("Class C stock") has at times experienced substantial price volatility and may remain volatile. For example, the trading price of the Class C stock ranged from $90.38 per share to $130.61 per share during 2022. The trading price may fluctuate in response to various factors, including short sales, hedging, the presence or absence of a share repurchase program, stock market influences in general that are unrelated to Farmer Mac's operating performance (including COVID-19), or sales of significant amounts of the stock by large holders. Farmer Mac typically grants equity awards each year that are based on the Class C stock, including grants that vest over time or upon the achievement of specified performance goals. Sales of stock acquired upon vesting or the exercise of equity awards by Farmer Mac's officers, directors, or employees, whether under an established trading plan or otherwise, could adversely affect the trading price of the Class C stock. All of these factors may be exacerbated during periods of low trading volume for Farmer Mac's Class C stock, which averaged 31,995 shares daily during 2022, and may have a prolonged negative effect on its trading price or increase price volatility.

Regulatory and Compliance Risk

Farmer Mac and many of its business counterparties are subject to comprehensive government regulation, and unanticipated changes to those laws and regulations could adversely affect Farmer Mac's business, operating results, reputation, or financial condition.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

Farmer Mac maintains its principal office at 1999 K Street, N.W., 4th Floor, Washington, D.C. 20006, under a sublease that began on October 1, 2011 and ends on August 30, 2024. Farmer Mac also maintains another office location at 9169 Northpark Drive, Johnston, Iowa 50131, under an amended lease that began on October 1, 2017 and ends on August 31, 2027. Farmer Mac believes that its offices are suitable and adequate for its current and anticipated needs for the near future.

Item 3.Legal Proceedings
None.
Item 4.Mine Safety Disclosures

Not applicable.

PART I

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

As of February 6, 2023, Farmer Mac had 851 registered owners of the Class A voting common stock, 75 registered owners of the Class B voting common stock, and 807 registered owners of the Class C non-voting common stock.

The dividend rights of all three classes of Farmer Mac's common stock are the same, and dividends may be paid on common stock only when, as, and if declared by Farmer Mac's board of directors in its sole discretion, subject to compliance with applicable capital requirements and payment of dividends on any outstanding preferred stock. On February 23, 2021, Farmer Mac's board of directors declared a dividend of $0.88 per share on Farmer Mac's common stock payable for first quarter 2021. That dividend was paid quarterly through fourth quarter 2021.On February 24, 2022, Farmer Mac's board of directors declared a dividend of $0.95 per share on Farmer Mac's common stock payable for first quarter 2022. That dividend was paid quarterly through fourth quarter 2022. On February 22, 2023, Farmer Mac's board of directors declared a dividend of $1.10 per share on Farmer Mac's common stock payable for first quarter 2023. See "Business—Financing—Equity Issuance" for more information on Farmer Mac's common stock.

The quarterly dividend of $1.10 per share on all three classes of common stock for first quarter 2023 represents an increase of $0.15 per common share, or 16%, over the quarterly dividend payout in 2022 and reflects the board's goal to maintain Farmer Mac's common stock dividend payout target as a percentage of annual core earnings at 35%. In deciding to maintain Farmer Mac's common stock dividend payout target, the board of directors considered Farmer Mac's strong capital position and the consistency of and outlook for earnings, balanced against the need for capital to fund the significant growth objectives identified in the company's strategic plan and to meet regulatory requirements and metrics established by the board of directors. These actions are also consistent with Farmer Mac's goal of providing a competitive return on its common stockholders' investments through the payment of cash dividends.

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

Information about securities authorized for issuance under Farmer Mac's equity compensation plans appears under "Equity Compensation Plans" in Farmer Mac's definitive proxy statement to be filed on or about April 14, 2023. That portion of the definitive proxy statement is incorporated by reference into this Annual Report on Form 10-K.

Farmer Mac is a federally chartered instrumentality of the United States, and its common stock is exempt from registration under Section 3(a)(2) of the Securities Act. One type of transaction related to Farmer Mac's common stock occurred during fourth quarter 2022 that was not registered under the Securities Act and not otherwise reported on a Current Report on Form 8-K:

•In October 2022, consistent with Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 515 shares of Class C non-voting common stock to the six directors who elected to receive such stock in lieu of a portion of their cash retainers. The number of shares issued to the directors was calculated based on a price of $99.14 per share, which was the closing price of the Class C non-voting common stock on September 30, 2022, the last business day of the third quarter, as reported by the New York Stock Exchange.

Performance Graph. The following graph compares the performance of Farmer Mac's Class A voting common stock and Class C non-voting common stock with the performance of the New York Stock Exchange Composite Index ("NYSE Comp") and the Standard & Poor's 500 Diversified Financials Index ("S&P 500 Div Fin") over the period from December 31, 2017 to December 31, 2022. The graph assumes that $100 was invested on December 31, 2017 in each of: Farmer Mac's Class A voting common stock; Farmer Mac's Class C non-voting common stock; the NYSE Composite Index; and the S&P 500 Diversified Financials Index. The graph also assumes that all dividends were reinvested into the same securities throughout the past five years. Farmer Mac obtained the information in the performance graph from S&P Global Market Intelligence.

Total Return Performance
Index Value
200
175
150
125
100
75
50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
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

(c)None.

Item 6.[Reserved].

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

The objective of this section of the report is to provide a discussion and analysis, from management’s perspective, of the material information necessary to assess Farmer Mac's financial condition and results of operations for the year ended December 31, 2022. Financial information included in this report is consolidated to include the accounts of Farmer Mac and its two subsidiaries – Farmer Mac Mortgage
Securities Corporation and Farmer Mac II LLC. This discussion and analysis of financial condition and results of operations should be read together with Farmer Mac's consolidated financial statements and the related notes to the consolidated financial statements for the fiscal years ended December 31, 2022, 2021, and 2020.

Overview

Farmer Mac is a mission-focused, purpose-driven company determined to drive economic opportunity and prosperity by increasing the accessibility of financing for American agriculture and rural infrastructure. As the nation’s secondary market for agricultural and rural infrastructure loans, we help strengthen and connect rural America by providing a broad array of financial solutions to lenders that support flexible low-cost financing to farmers, ranchers, agribusinesses, renewable energy projects, rural utilities, and other related rural businesses and enterprises. Farmer Mac also serves as a critical investment tool for entities such as states, counties, municipalities, pension funds, banks, public trust funds, and credit unions. Farmer Mac offers those entities a variety of investment opportunities that may diversify their investment portfolios and provide the opportunity to earn a competitive return on their investment dollars.

During 2022:

•we provided $9.0 billion in liquidity and lending capacity to lenders serving rural America;
•we closed our second structured securitization transaction involving approximately $300 million of agricultural mortgage loans;
•we maintained uninterrupted access to the debt capital markets and a strong capital position; and
•we maintained strong liquidity in our investment portfolio well above regulatory requirements.

Farmer Mac’s performance during 2022, described in more detail below, reflects the success of our continued focus on pursuing new channels and innovative ways to further our mission to increase the accessibility of financing for American agriculture and rural infrastructure. Despite ongoing macroeconomic concerns and potential headwinds such as deteriorating macroeconomic conditions, inflation, rising interest rates, and war in Ukraine, Farmer Mac delivered solid financial results. These financial results in 2022 reflected a variety of factors, including: (1) the resilience of the farm economy, as producers have benefited from healthy farm incomes and liquidity from relatively high commodity prices resulting from heightened demand, with revenues rising faster than the costs of inputs; (2) an increase in Farmer Mac's outstanding business volume at higher spreads while credit quality improved; (3) Farmer Mac's disciplined approach to interest rate risk management that helps to protect earnings from the effects of interest rate volatility and are accretive to Farmer Mac during periods of rising interest rates; and (4) Farmer Mac's effective funding strategies that resulted in advantageous funding during 2022, which have also benefited from the rising interest rate environment in the current period. The discussion below of Farmer Mac's financial information includes "non-GAAP measures," which are measures of financial performance not presented in accordance with generally accepted accounting principles in the United

States ("GAAP"). For more information about the non-GAAP measures Farmer Mac uses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Measures."
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

Table 1

	For the Years Ended December 31,
	2022	2021	2020
	(in thousands)
Net income attributable to common stockholders	$150,979	$111,412	$94,904
Core earnings	124,314	113,570	100,612

The $39.6 million year-over-year increase in net income attributable to common stockholders was due to a $38.7 million after-tax increase in net interest income and a $17.6 million after-tax increase in the fair value of undesignated financial derivatives. These factors were partially offset by a $5.2 million after-tax decrease related to the non-recurrence of the gain on the sale of mortgage loans that occurred in the prior period, a $6.6 million increase in operating expenses, a $2.5 million increase in preferred stock dividends, and a $2.4 million increase in our provision for credit losses.

The $16.5 million increase in net income attributable to common stockholders for 2021 compared to 2020 was due to a $20.6 million after-tax increase in net interest income, a net change in our (release)/provision for credit losses of $8.1 million after tax, and a $5.2 million after-tax gain on sale of mortgage loans. These factors were partially offset by a $9.5 million after-tax increase in operating expenses, a $6.9 million increase in preferred stock dividends, and a $1.1 million after-tax decrease in the fair value of undesignated financial derivatives.

The $10.7 million year-over-year increase in core earnings was due to a $27.5 million after-tax increase in net effective spread. This factor was partially offset by a $5.2 million after-tax decrease related to the non-recurrence of the gain on the sale of mortgage loans that occurred in the prior period, a $6.6 million increase in operating expenses, a $2.5 million increase in preferred stock dividends, and a $2.4 million increase in our provision for credit losses.

The $13.0 million increase in core earnings for 2021 compared to 2020 was due to a $18.7 million after-tax increase in net effective spread, a net change in our (release)/provision for credit losses of $8.1 million after tax, and a $5.2 million after-tax gain on sale of mortgage loans. These factors were partially offset by a $9.5 million after-tax increase in operating expenses, a $6.9 million increase in preferred stock dividends, a $1.3 million after-tax decrease in guarantee fees, and a $0.8 million after-tax decrease in other income.

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

Table 2

	For the Years Ended December 31,
	2022	2021	2020
	(in thousands)
Net interest income	$270,940	$221,951	$195,848
Net interest yield %	1.04%	0.94%	0.87%
Net effective spread	$255,529	$220,668	$196,956
Net effective spread %	1.02%	0.98%	0.93%

The $49.0 million year-over-year increase in net interest income was primarily attributable to a $21.9 million increase from net new business volume and a $21.4 million decrease in funding costs, due to increasing yields on interest-earning assets on our short-term investments that are funded by non-interest bearing excess equity, and a $6.1 million increase in the fair value of designated financial derivatives. In percentage terms, the year-over-year 0.10% increase was primarily attributable to a decrease of 0.08% in funding costs and an increase of 0.02% in net fair value changes from financial derivatives designated in hedge accounting relationships (designated financial derivatives).

The $26.1 million increase in net interest income for 2021 compared to 2020 was primarily due to a $16.7 million increase related to net new business volume, a $6.9 million decrease in funding costs, and a $3.6 million increase in the fair value of derivatives designated in fair value hedge accounting relationships (designated financial derivatives). In percentage terms, the 0.07% increase was primarily attributable to an increase of 0.04% in net new business volume, an increase of 0.02% in net fair value changes from designated financial derivatives, and a decrease of 0.01% in funding costs.

The $34.9 million year-over-year increase in net effective spread in dollars was primarily due to a $23.6 million increase from net new business volume, a $7.7 million decrease in non-GAAP funding costs, due to increasing yields on interest-earning assets on our short-term investments that are funded by non-interest bearing excess equity, a $2.4 million increase in net servicing revenue, and a $0.9 million increase in cash-basis interest income. In percentage terms, the year-over-year increase of 0.04% was primarily attributable to a decrease of 0.03% in non-GAAP funding costs and an increase of 0.01% in cash-basis interest income.

The $23.7 million increase in net effective spread in dollars for 2021 compared to 2020 was primarily due to an increase of $16.7 million from net new business volume and a $6.3 million decrease in non-GAAP funding costs. In percentage terms, the year-over-year increase of 0.05% was primarily attributable to an increase of 0.04% in net new business volume and a decrease of 0.01% in non-GAAP funding costs.

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

Business Volume

Our outstanding business volume was $25.9 billion as of December 31, 2022, a net increase of $2.3 billion from December 31, 2021 after taking into account all new business, maturities, sales, and paydowns on existing assets. The net increase was primarily attributable to net increases of $1.7 billion in the Agricultural Finance line of business and $0.6 billion in the Rural Infrastructure Finance line of business.

For more information about Farmer Mac's business volume, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume."

Capital

Table 3

	As of
	December 31, 2022	December 31, 2021
	(in thousands)
Core capital	$1,322,801	$1,209,847
Capital in excess of minimum capital level required	516,882	496,771

The increase in capital in excess of the minimum capital level required was primarily due to an increase in retained earnings.

Credit Quality

The following table presents Agricultural Finance on- and off-balance sheet substandard assets, in dollars and as a percentage of the respective portfolio as of December 31, 2022 and 2021:

Table 4

	On-Balance Sheet		Off-Balance Sheet
	Substandard Assets	% of Portfolio	Substandard Assets	% of Portfolio
	(dollars in thousands)
December 31, 2022	$169,667	2.3%	$39,733	1.2%
December 31, 2021	185,758	2.7%	60,922	2.1%

Increase/(decrease) from prior year-ending	$(16,091)	(0.4)%	$(21,189)	(0.9)%
The decrease of $16.1 million in on-balance sheet substandard assets during 2022 was primarily driven by credit upgrades in crops, livestock, and permanent plantings, and was partially offset by credit downgrades in agricultural storage and processing and part-time farms. The on-balance sheet Agricultural Finance portfolio grew by $681.6 million, which when combined with the net credit upgrades caused the percentage of substandard assets to decrease. The $21.2 million decrease in substandard assets in our off-balance sheet portfolios during 2022 was primarily due to credit upgrades in crops, livestock, and permanent plantings, and was partially offset by credit downgrades in part-time farms. The off-balance sheet Agricultural Finance portfolio grew by $188.3 million, which when combined with the net credit upgrades caused the percentage of substandard assets to decrease.
There were no substandard assets in the Rural Infrastructure Finance portfolio as of December 31, 2022 and one loan classified as substandard in that portfolio as of December 31, 2021.
For an analysis of current loan-to-value ratios across substandard and other internally assigned risk ratings, see Table 25 in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans and Guarantees."
The following table presents 90-day delinquencies for the on- and off-balance sheet Agricultural Finance portfolios, in dollars and as a percentage of the respective balance sheet category as of December 31, 2022 and 2021:

Table 5

	On-Balance Sheet		Off-Balance Sheet
	90-Day Delinquencies	% of Portfolio	90-Day Delinquencies	% of Portfolio
	(dollars in thousands)
December 31, 2022	$39,681	0.53%	$3,817	0.12%
December 31, 2021	43,710	0.64%	3,597	0.12%

Increase/(decrease) from prior year-ending	$(4,029)	(0.11)%	$220	—%
On-balance sheet Agricultural Finance assets 90 or more days delinquent decreased in crops and livestock, and was partially offset by increases in agricultural storage and processing, part-time farms, and permanent plantings. Off-balance sheet Agricultural Finance assets 90 days or more delinquent increased in part-time farms and livestock, and was partially offset by decreases in crops and permanent plantings. The top ten borrower exposures over 90 days delinquent in either the on- or off-balance sheet Agricultural Finance portfolio represented over half of the aggregate 90-day delinquencies as of December 31, 2022.

As of both December 31, 2022 and 2021, there were no 90-day delinquencies in Farmer Mac's portfolio of Rural Infrastructure Finance loan purchases and loans underlying LTSPCs.

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

The fair value of AgVantage AFS had accumulated unrealized gains in the amount of $2.1 million and $212.9 million as of December 31, 2022 and 2021, respectively. See Note 5 to the consolidated financial statements – Farmer Mac Guaranteed Securities and USDA Securities for more information.

Farmer Mac applies discount rates that are commensurate with the risks involved to estimate the fair value measurement of AgVantage AFS. As of December 31, 2022, Farmer Mac applied discount rates that ranged from 4.7% to 6.1% (with a weighted average of 5.1%), As of December 31, 2021, Farmer Mac applied discount rates that ranged from 0.9% to 2.1% (with a weighted average of 1.7%).

Use of different discount rates than those selected by Farmer Mac may result in materially different estimates of fair value for AgVantage AFS. Farmer Mac selects the discount rate for each AgVantage AFS security by analyzing credit default swap levels and the long-term credit outlook of Farmer Mac's major counterparties and estimating an appropriate credit spread relative to U.S. Treasury yields. The periodic measurement of fair value and underlying discount rate methodology is subject to Farmer Mac’s internal controls and review by management. As of December 31, 2022, a 0.50% increase in the discount rates used to determine the fair value of AgVantage AFS would decrease the overall GAAP carrying value by approximately 1.98%. See Note 13 to the consolidated financial statements – Fair Value Disclosures for more information.

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

Table 6

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Years Ended December 31,
	2022	2021	2020
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$150,979	$111,412	$94,904
Less reconciling items:
Gains/(losses) on undesignated financial derivatives due to fair value changes (see Table 13)	13,495	(1,431)	(1,701)
Gains/(losses) on hedging activities due to fair value changes	5,343	(1,810)	(4,759)
Unrealized (losses)/gains on trading securities	(917)	(115)	51
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	39	130	58
Net effects of terminations or net settlements on financial derivatives	15,794	494	1,236
Issuance costs on the retirement of preferred stock	—	—	(1,667)
Income tax effect related to reconciling items	(7,089)	574	1,074
Sub-total	26,665	(2,158)	(5,708)
Core earnings	$124,314	$113,570	$100,612

Composition of Core Earnings:
Revenues:
Net effective spread(1)	$255,529	$220,668	$196,956
Guarantee and commitment fees(2)	18,144	17,533	19,150
Gains on sale of mortgage loans	—	6,539	—
Other(3)	1,684	1,680	2,687
Total revenues	275,357	246,420	218,793

Credit related expense (GAAP):
Provision for/(release of) losses	806	(2,187)	8,055
REO operating expenses	819	—	—
Gains on sale of REO	—	—	(463)
Total credit related expense	1,625	(2,187)	7,592

Operating expenses (GAAP):
Compensation and employee benefits	48,766	42,847	36,502
General and administrative	29,772	27,507	21,976
Regulatory fees	3,269	3,062	2,925
Total operating expenses	81,807	73,416	61,403

Net earnings	191,925	175,191	149,798
Income tax expense(4)	40,446	36,944	31,381
Preferred stock dividends (GAAP)	27,165	24,677	17,805
Core earnings	$124,314	$113,570	$100,612

Core earnings per share:
Basic	$11.52	$10.56	$9.38
Diluted	$11.42	$10.47	9.33
Weighted-average shares:
Basic	10,791	10,758	10,728
Diluted	10,883	10,846	10,786

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

Table 7

Reconciliation of GAAP Basic Earnings Per Share to Core Earnings - Basic Earnings Per Share
	For the Years Ended December 31,
	2022	2021	2020
	(in thousands, except per share amounts)
GAAP - Basic EPS	$14.00	$10.36	$8.85
Less reconciling items:
Gains/(losses) on undesignated financial derivatives due to fair value changes (see Table 13)	1.25	(0.13)	(0.16)
Gains/(losses) on hedging activities due to fair value changes	0.50	(0.17)	(0.44)
Unrealized losses on trading securities	(0.08)	(0.01)	—
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	—	0.01	0.01
Net effects of terminations or net settlements on financial derivatives	1.47	0.04	0.12
Issuance costs on the retirement of preferred stock	—	—	(0.16)
Income tax effect related to reconciling items	(0.66)	0.06	0.10
Sub-total	2.48	(0.20)	(0.53)
Core Earnings - Basic EPS	$11.52	$10.56	$9.38

Shares used in per share calculation (GAAP and Core Earnings)	10,791	10,758	10,728

Reconciliation of GAAP Diluted Earnings Per Share to Core Earnings - Diluted Earnings Per Share
	For the Years Ended December 31,
	2022	2021	2020
	(in thousands, except per share amounts)
GAAP - Diluted EPS	$13.87	$10.27	$8.80
Less reconciling items:
Gains/(losses) on undesignated financial derivatives due to fair value changes (see Table 13)	1.24	(0.13)	(0.16)
Gains/(losses) on hedging activities due to fair value changes	0.49	(0.17)	(0.44)
Unrealized losses on trading securities	(0.08)	(0.01)	—
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	—	0.01	0.01
Net effects of terminations or net settlements on financial derivatives	1.45	0.05	0.11
Issuance costs on the retirement of preferred stock	—	—	(0.15)
Income tax effect related to reconciling items	(0.65)	0.05	0.10
Sub-total	2.45	(0.20)	(0.53)
Core Earnings - Diluted EPS	$11.42	$10.47	$9.33

Shares used in per share calculation (GAAP and Core Earnings)	10,883	10,846	10,786

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
5. The recognition of deferred issuance costs on the retirement of the Series A Preferred Stock in 2020 has been excluded from core earnings because they are not frequently occurring transactions, nor are they indicative of future operating results. This is consistent with Farmer Mac's previous treatment of deferred issuance costs associated with the retirement of preferred stock. The next eligible preferred stock redemption date is in 2024.
The following sections provide more detail about specific components of Farmer Mac's results of operations.

Net Interest Income. The following table provides information about interest-earning assets and funding for the years ended December 31, 2022, 2021, and 2020. The average balance of non-accruing loans is included in the average balance of loans, Farmer Mac Guaranteed Securities, and USDA Securities presented, though the related income is accounted for on a cash basis. Therefore, as the average balance of non-accruing loans and the income received increases or decreases, the net interest income and yield will fluctuate accordingly. The average balance of loans in consolidated trusts with beneficial interests owned by third parties is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities. The interest income and expense associated with these trusts are shown in the net effect of consolidated trusts.

Table 8

	For the Year Ended
	December 31, 2022			December 31, 2021			December 31, 2020
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$5,236,118	$82,659	1.58%	$4,726,552	$18,660	0.39%	$4,180,158	$42,144	1.01%
Loans, Farmer Mac Guaranteed Securities and USDA Securities(1)	19,882,489	602,537	3.03%	17,838,238	368,330	2.06%	16,950,819	412,556	2.43%
Total interest-earning assets	25,118,607	685,196	2.73%	22,564,790	386,990	1.72%	21,130,977	454,700	2.15%
Funding:
Notes payable due within one year	2,876,452	48,481	1.69%	3,779,689	3,820	0.10%	3,937,104	24,242	0.62%
Notes payable due after one year(2)	20,987,990	370,014	1.76%	18,004,757	166,083	0.92%	16,869,918	241,211	1.43%
Total interest-bearing liabilities(3)	23,864,442	418,495	1.75%	21,784,446	169,903	0.78%	20,807,022	265,453	1.28%
Net non-interest-bearing funding	1,254,165	—		780,344	—		323,955	—
Total funding	25,118,607	418,495	1.67%	22,564,790	169,903	0.75%	21,130,977	265,453	1.26%
Net interest income/yield prior to consolidation of certain trusts	25,118,607	266,701	1.06%	22,564,790	217,087	0.96%	21,130,977	189,247	0.90%
Net effect of consolidated trusts(4)	850,916	4,239	0.50%	1,049,521	4,864	0.46%	1,396,850	6,601	0.47%
Net interest income/yield	$25,969,523	$270,940	1.04%	$23,614,311	$221,951	0.94%	$22,527,827	$195,848	0.87%
(1)Excludes interest income of $31.7 million, $39.0 million, and $54.1 million in 2022, 2021, and 2020, respectively, related to consolidated trusts with beneficial interests owned by third parties.
(2)Includes current portion of long-term notes.
(3)Excludes interest expense of $27.4 million, $34.1 million, and $47.5 million in 2022, 2021, and 2020, respectively, related to consolidated trusts with beneficial interests owned by third parties.
(4)Includes the effect of consolidated trusts with beneficial interests owned by third parties.

The $49.0 million year-over-year increase in net interest income was primarily attributable to a $21.9 million increase from net new business volume, a $21.4 million decrease in funding costs due to increasing yields on interest-earning assets on our short-term investments that are funded by non-interest bearing excess equity, and a $6.1 million increase in the fair value of designated financial derivatives. In percentage terms, the year-over-year 0.10% increase was primarily attributable to a decrease of 0.08% in funding costs and an increase of 0.02% in net fair value changes from financial derivatives designated in hedge accounting relationships (designated financial derivatives).

The $26.1 million increase in net interest income for 2021 compared to 2020 was primarily due to a $16.7 million increase related to net new business volume, a $6.9 million decrease in funding costs, and a $3.6 million increase in the fair value of derivatives designated in fair value hedge accounting relationships (designated financial derivatives). In percentage terms, the 0.07% increase was primarily attributable to an increase of 0.04% in net new business volume, an increase of 0.02% in net fair value changes from designated financial derivatives, and a decrease of 0.01% in funding costs.

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

Table 9

	2022 vs. 2021			2021 vs. 2020
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$61,778	$2,221	$63,999	$(28,400)	$4,916	$(23,484)
Loans, Farmer Mac Guaranteed Securities and USDA Securities	188,111	46,096	234,207	(64,984)	20,758	(44,226)
Total	249,889	48,317	298,206	(93,384)	25,674	(67,710)
Expense from other interest-bearing liabilities	230,931	17,661	248,592	(107,497)	11,947	(95,550)
Change in net interest income prior to consolidation of certain trusts(1)	$18,958	$30,656	$49,614	$14,113	$13,727	$27,840
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

Table 10

	For the Years Ended December 31,
	2022		2021		2020
	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income/yield	$270,940	1.04%	$221,951	0.94%	$195,848	0.87%
Net effects of consolidated trusts	(4,239)	0.02%	(4,864)	0.02%	(6,601)	0.02%
Expense related to undesignated financial derivatives	(7,756)	(0.03)%	2,841	0.01%	3,468	0.02%
Amortization of premiums/discounts on assets consolidated at fair value	(24)	—%	(45)	—%	197	—%
Amortization of losses due to terminations or net settlements on financial derivatives	2,413	0.01%	446	—%	120	—%
Fair value changes on fair value hedge relationships	(5,805)	(0.02)%	339	0.01%	3,924	0.02%
Net effective spread	$255,529	1.02%	$220,668	0.98%	$196,956	0.93%

The $34.9 million year-over-year increase in net effective spread in dollars was primarily due to a $23.6 million increase from net new business volume, a $7.7 million decrease in non-GAAP funding costs due to increasing yields on interest-earning assets on our short-term investments that are funded by non-interest bearing excess equity, a $2.4 million increase in net servicing revenue, and a $0.9 million increase in cash-basis interest income. In percentage terms, the year-over-year increase of 0.04% was primarily attributable to an decrease of 0.03% in non-GAAP funding costs and an increase of 0.01% in cash-basis interest income.

For 2021 compared to 2020, the $23.7 million year-over-year increase in net effective spread in dollars was primarily due to an increase of $16.7 million from net new business volume and a $6.3 million decrease in non-GAAP funding costs. In percentage terms, the increase of 0.05% was primarily attributable to an increase of 0.04% in net new business volume and a decrease of 0.01% in non-GAAP funding costs.

See Note 14 to the consolidated financial statements for more information about net interest income and net effective spread from Farmer Mac's individual business segments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Supplemental Information" for quarterly net effective spread by line of business.

Provision for and Release of Allowance for Losses and Reserve for Losses. The following table summarizes the components of Farmer Mac's total allowance for losses for the three-year period ended December 31, 2022:

Table 11

	Allowance for Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Balance as of December 31, 2019	$10,454	$2,164	$12,618
Cumulative effect adjustment from adoption of current expected credit loss standard	1,793	863	2,656
Adjusted Beginning Balance	$12,247	$3,027	$15,274
Provision for losses	7,810	250	8,060
Charge-offs	(5,759)	—	(5,759)
Balance as of December 31, 2020	$14,298	$3,277	$17,575
Release of losses	(860)	(1,327)	(2,187)
Recovery	1,054	—	1,054
Balance as of December 31, 2021	$14,492	$1,950	$16,442
Provision for/(release of) losses	1,323	(517)	806
Charge-offs	(84)	—	(84)
Balance as of December 31, 2022	$15,731	$1,433	$17,164

See Notes 8 and 12 to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans and Guarantees."

During 2022, we recorded a $0.8 million provision to the allowance primarily as a result of one agricultural storage and processing loan that received a risk rating downgrade during the year, due to the borrower's ongoing bankruptcy.

Guarantee Fees. The following table presents guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs, for the years ended December 31, 2022, 2021, and 2020:

Table 12

	For the Years Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Contractual guarantee fees	$14,235	$12,669	$12,549
Guarantee obligation amortization	5,913	7,257	—
Guarantee asset fair value changes	(7,108)	(7,257)	—
Guarantee fee income	$13,040	$12,669	$12,549

Guarantee and commitment fees increased for the year ended December 31, 2022 compared to 2021, which was due to increases in the average outstanding balance of LTSPCs during the period. As adjusted for the core earnings presentation, guarantee and commitment fees were $18.1 million for the year ended December 31, 2022, compared to $17.5 million and $19.2 million for the years ended December 31, 2021 and 2020, respectively.

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

Gains on financial derivatives. The components of gains and losses on financial derivatives for the years ended December 31, 2022, 2021, and 2020 are summarized in the following table:

Table 13

	For the Years Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Gains/(losses) due to fair value changes	$13,495	$(1,431)	$(1,701)
Accrual of contractual payments	(7,756)	2,841	3,468
Gains/(losses) due to terminations or net settlements	16,892	(1,086)	(23)
Gains on financial derivatives	$22,631	$324	$1,744

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

Gains on Sale of Mortgage Loans

Table 14

	For the Years Ended December 31,
	2022	2021	2020
	(in thousands)
Gains on sale of mortgage loans	$—	$6,539	$—

In 2021, Farmer Mac executed a structured securitization of Farm & Ranch loans that was treated as an off-balance sheet transaction, which resulted in a gain of $6.5 million.

Operating Expenses. The components of operating expenses for the years ended December 31, 2022, 2021, and 2020 are summarized in the following table:

Table 15

	For the Years Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Compensation and employee benefits	$48,766	$42,847	$36,502
General and administrative	29,772	27,507	21,976
Regulatory fees	3,269	3,062	2,925
Total Operating Expenses	$81,807	$73,416	$61,403

Compensation and Employee Benefits. The increase in compensation and employee benefits expenses for 2022 compared to 2021 was due to increased headcount (full year impact of 32 net new hires in 2021 and 5 net new hires in 2022) and increased executive stock compensation. The increase in compensation and employee benefits expenses for 2021 compared to 2020 was due to increased headcount. We hired 32 net new employees in 2021, including ten new employees in connection with the strategic acquisition of loan servicing rights in third quarter 2021.

General and Administrative Expenses (G&A). The increase in G&A expenses for 2022 compared to 2021 was primarily due to increased spending on software licenses and information technology and other consultants to support growth and strategic initiatives. During 2021, we entered into a transition services agreement in connection with the strategic acquisition of loan servicing rights in third quarter 2021. Under that agreement, we paid $1.25 million to the seller of the servicing rights in installments through December 31, 2022 for continuing transition assistance.

Income Tax Expense. The following table presents income tax expense and the effective income tax rate for the years ended December 31, 2022, 2021, and 2020:

Table 16

	For the Years Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Income tax expense	$47,535	$36,372	$30,307
Effective tax rate	21.1%	21.1%	20.9%

Business Volume.

The following table sets forth the net growth or decrease in Farmer Mac's lines of business for the years ended December 31, 2022 and 2021:

Table 17

Net New Business Volume
		For the Year Ended
		December 31, 2022	December 31, 2021
	On or Off Balance Sheet	Net Growth/(Decrease)	Net Growth/(Decrease)
		(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans	On-balance sheet	$375,680	$795,216
Loans held in consolidated trusts:
Beneficial interests owned by third-party investors (Pass-Through)[1]	On-balance sheet	(33,705)	(338,422)
Beneficial interests owned by third-party investors (Structured)[1]	On-balance sheet	296,658	—
IO-FMGS[2]	On-balance sheet	(1,675)	12,297
USDA Securities	On-balance sheet	(38,504)	(41,614)
AgVantage Securities[1]	On-balance sheet	880,000	300,000
LTSPCs and unfunded commitments	Off-balance sheet	235,155	272,189
Other Farmer Mac Guaranteed Securities[3]	Off-balance sheet	(77,405)	199,748
Loans serviced for others	Off-balance sheet	(2,051)	22,331
Total Farm & Ranch		$1,634,153	$1,221,745
Corporate AgFinance:
Loans	On-balance sheet	$42,953	$213,761
AgVantage Securities[1]	On-balance sheet	(7,864)	(376,646)
Unfunded commitments	Off-balance sheet	30,584	36,604
Total Corporate AgFinance		$65,673	$(126,281)
Total Agricultural Finance		$1,699,826	$1,095,464
Rural Infrastructure Finance:
Rural Utilities:
Loans	On-balance sheet	$499,323	$114,996
AgVantage Securities[1]	On-balance sheet	10,894	467,425
LTSPCs and unfunded commitments	Off-balance sheet	(44,245)	412
Other Farmer Mac Guaranteed Securities[3]	Off-balance sheet	(1,586)	(1,657)
Total Rural Utilities		$464,386	$581,176
Renewable Energy:
Loans	On-balance sheet	$132,807	$13,728
Unfunded commitments	Off-balance sheet	10,600	—
Total Renewable Energy		$143,407	$13,728
Total Rural Infrastructure Finance		$607,793	$594,904
Total		$2,307,619	$1,690,368
1Categories of Farmer Mac Guaranteed Securities.
2An interest-only Farmer Mac Guaranteed Security retained as part of a structured securitization.
3 Other categories of Farmer Mac Guaranteed Securities that were sold by Farmer Mac to third parties.

Farmer Mac's outstanding business volume was $25.9 billion as of December 31, 2022, a net increase of $2.3 billion from December 31, 2021 after taking into account all new business, maturities, sales, and paydowns on existing assets.

The $1.6 billion net increase in Farm & Ranch during 2022 resulted from $6.9 billion of new purchases, commitments, and guarantees, mostly offset by $5.3 billion of scheduled maturities and repayments. Farmer Mac purchased a total of $1.4 billion in loans, which was primarily driven by improved borrower economics albeit navigating a substantially higher interest rate environment. The $1.4 billion in gross Farm & Ranch loan purchases was partially offset by $1.1 billion in scheduled maturities and repayments.

Farmer Mac also purchased a total of $4.2 billion in Farm & Ranch AgVantage Securities during 2022, which primarily reflected the refinancing of maturing securities as well as financial counterparties seeking to add longer-term AgVantage securities to manage their asset-liability maturity profile given recent increases in credit spreads and interest rates. The $4.2 billion in gross purchases was partially offset by $3.3 billion in scheduled maturities. Of the AgVantage Securities that were acquired during 2022 and were still outstanding as of December 31, 2022, $470.0 million will mature by June 30, 2023 and an additional $600.0 million will mature by December 31, 2023.

The $65.7 million net increase in Corporate AgFinance during 2022 resulted from $546.6 million of new purchases and commitments, which was partially offset by $480.9 million of scheduled maturities, repayments, and sales. Farmer Mac purchased a total of $328.9 million in loans, which was partially offset by $276.9 million in scheduled maturities and repayments. The increase in loan purchases was primarily due to Farmer Mac's continued focus to support loans to larger and more complex agribusinesses focused on food and fiber processing and other food supply chain production.

The $464.4 million net increase in Rural Utilities during 2022 resulted from $1.4 billion of new purchases, commitments, and guarantees, which was partially offset by $927.8 million of scheduled maturities and repayments. Farmer Mac purchased a total of $670.0 million in AgVantage Securities, $231.0 million in telecommunications loans, and $449.5 million in electric distribution and generation and transmission loans. The $680.5 million in loan purchases was partially offset by $181.2 million in scheduled maturities and repayments. The net increase in loan purchases primarily reflected borrowers' normal-course capital expenditures related to maintaining and upgrading utility infrastructure as well as investments in broadband infrastructure, and Farmer Mac's continued focus to support telecommunications investment in rural America.

The $143.4 million net increase in Renewable Energy during 2022 primarily reflects $182.3 million in loan purchases and unfunded commitments, partially offset by $38.9 million in repayments.

Farmer Mac's outstanding business volume was $23.6 billion as of December 31, 2021, a net increase of $1.7 billion from December 31, 2020 after taking into account all new business, scheduled maturities, and paydowns on existing assets.

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

The following table sets forth information about the Farmer Mac Guaranteed Securities issued during the periods indicated:

Table 18

	For the Years Ended December 31,
	2022	2021	2020
	(dollars in thousands)
AgVantage securities	$4,990,483	$3,919,907	$1,298,751
Structured securitization transactions (not consolidated)	—	289,519	—
Loans securitized and held in consolidated trusts with beneficial interests owned by third parties	460,588	113,175	165,054
Total Farmer Mac Guaranteed Securities Issuances	$5,451,071	$4,322,601	$1,463,805

Farmer Mac either retains the loans it purchases or securitizes them and retains or sells Farmer Mac Guaranteed Securities backed by those loans. During 2022, Farmer Mac executed its second structured securitization transaction, whereby it sold and securitized agricultural mortgage loans resulting in $297.7 million of Farmer Mac Guaranteed Securities. In this transaction, Farmer Mac transferred selected loans to a depositor which then deposited the loans into a trust, at which time the loans became assets of the trust. Farmer Mac concluded that it was the primary beneficiary of the trust because Farmer Mac controls the trust in its role as Master Servicer. Therefore, Farmer Mac consolidates the assets and liabilities of the trust for this structured securitization. Farmer Mac does not consider the assets held by the related securitization trust to be available to satisfy the claims of the creditors of Farmer Mac and/or the depositor.
During 2022 and 2021, Farmer Mac realized no gains or losses from the securitization of loans that it holds in consolidated trusts. Farmer Mac consolidates these loans and presents them as "Loans held for investment in consolidated trusts, at amortized cost" on the consolidated balance sheets.

During 2021, Farmer Mac realized $5.2 million gain after tax from the sale of Farmer Mac Guaranteed Securities in its structured securitization transaction.

During 2022 and 2021, Farmer Mac realized no gains or losses from the issuance of Farmer Mac Guaranteed USDA Securities or AgVantage Securities.

The following table sets forth information about outstanding volume in each of Farmer Mac's lines of business as of the dates indicated:

Table 19

Outstanding Business Volume
		As of December 31,
	On or Off Balance Sheet	2022	2021	2020
		(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans	On-balance sheet	$5,150,750	$4,775,070	$3,979,854
Loans held in consolidated trusts:
Beneficial interests owned by third-party investors (Pass-Through)[1]	On-balance sheet	914,918	948,623	1,287,045
Beneficial interests owned by third-party investors (Structured)[1]	On-balance sheet	296,658	—
IO-FMGS[2]	On-balance sheet	10,622	12,297	—
USDA Securities	On-balance sheet	2,407,302	2,445,806	2,487,420
AgVantage Securities[1]	On-balance sheet	5,605,000	4,725,000	4,425,000
LTSPCs and unfunded commitments	Off-balance sheet	2,822,309	2,587,154	2,314,965
Other Farmer Mac Guaranteed Securities[3]	Off-balance sheet	500,953	578,358	378,610
Loans serviced for others	Off-balance sheet	20,280	22,331	—
Total Farm & Ranch		$17,728,792	$16,094,639	$14,872,894
Corporate AgFinance:
Loans	On-balance sheet	$1,166,253	$1,123,300	$909,539
AgVantage Securities[1]	On-balance sheet	359,600	367,464	744,110
Unfunded commitments	Off-balance sheet	77,654	47,070	10,466
Total Corporate AgFinance		$1,603,507	$1,537,834	$1,664,115
Total Agricultural Finance		$19,332,299	$17,632,473	$16,537,009
Rural Infrastructure Finance:
Rural Utilities:
Loans	On-balance sheet	$2,801,696	$2,302,373	$2,187,377
AgVantage Securities[1]	On-balance sheet	3,044,156	3,033,262	2,565,837
LTSPCs and unfunded commitments	Off-balance sheet	512,592	556,837	556,425
Other Farmer Mac Guaranteed Securities[3]	Off-balance sheet	1,169	2,755	4,412
Total Rural Utilities		$6,359,613	$5,895,227	$5,314,051
Renewable Energy:
Loans	On-balance sheet	$219,570	$86,763	$73,035
Unfunded commitments	Off-balance sheet	10,600	—	—
Total Renewable Energy		$230,170	$86,763	$73,035
Total Rural Infrastructure Finance		$6,589,783	$5,981,990	$5,387,086
Total		$25,922,082	$23,614,463	$21,924,095
1.A Farmer Mac Guaranteed Security.
2.An interest-only Farmer Mac Guaranteed Security retained as part of a structured securitization.
3. Other categories of Farmer Mac Guaranteed Securities that were sold by Farmer Mac to third parties.

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities) and LTSPCs, USDA Securities, and Farmer Mac Guaranteed USDA Securities as of December 31, 2022:

Table 20

Schedule of Principal Amortization as of December 31, 2022
	Loans	Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed Securities and LTSPCs	USDA Securities and Farmer Mac Guaranteed USDA Securities	Total
	(in thousands)
2023	$477,190	$288,844	$113,008	$879,042
2024	458,986	227,400	112,129	798,515
2025	498,676	225,519	116,010	840,205
2026	502,316	255,773	118,922	877,011
2027	610,614	230,267	119,323	960,204
Thereafter	8,002,063	2,486,381	2,037,834	12,526,278
Total	$10,549,845	$3,714,184	$2,617,226	$16,881,255

Of Farmer Mac's $25.9 billion outstanding principal balance of business volume as of December 31, 2022, $9.0 billion were AgVantage securities included in the Agricultural Finance and Rural Infrastructure Finance lines of business. Unlike business volume in the form of purchased loans, USDA Securities, and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, most AgVantage securities do not require periodic payments of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due. The following table summarizes by maturity date the outstanding principal amount of both on- and off-balance sheet AgVantage securities as of December 31, 2022:

Table 21

AgVantage Balances by Year of Maturity
As of
December 31, 2022
(in thousands)
2023	$2,120,447
2024	1,272,770
2025	916,625
2026	975,660
2027	979,698
Thereafter(1)	2,744,725
Total	$9,009,925
(1)Includes various maturities ranging from 2027 to 2044.

The weighted-average remaining maturity of the outstanding AgVantage securities shown in the table above was 4.9 years as of December 31, 2022.

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

The following table summarizes the material relationships between Farmer Mac and certain related parties. The related parties listed in the table below consist of (1) all holders of at least five percent of a class of Farmer Mac voting common stock as of December 31, 2022 and (2) other institutions that are considered "related parties" through an affiliation with a Farmer Mac director and that have conducted business with Farmer Mac during the two years ended December 31, 2022. The table below does not specify any relationships based on the ownership of Farmer Mac's non-voting common stock or any series of preferred stock.

Table 22

Name of Institution	Ownership of Farmer Mac Voting Common Stock	Affiliation with Any Farmer Mac Directors	Primary Aspects of Institution's Business Relationship with Farmer Mac
AgFirst Farm Credit Bank	84,024 shares of Class B voting common stock (16.79% of outstanding Class B stock and 5.49% of total voting common stock outstanding)	None	In both 2022 and 2021, Farmer Mac earned approximately $1.2 million in fees attributable to transactions with AgFirst, primarily commitment fees for LTSPCs.

Name of Institution	Ownership of Farmer Mac Voting Common Stock	Affiliation with Any Farmer Mac Directors	Primary Aspects of Institution's Business Relationship with Farmer Mac
AgriBank, FCB	201,621 shares of Class B voting common stock (40.30% of outstanding Class B stock and 13.17% of total voting common stock outstanding)	Farmer Mac director Richard H. Davidson served as director of AgriBank until March 2021 and former Farmer Mac director (through May 2021) Daniel L. Shaw served as director of AgriBank until March 2022.	Farmer Mac did not conduct any business with AgriBank during 2022 or 2021.
Bath State Bank	Less than 5% ownership	Farmer Mac director Dennis L. Brack serves as a director of Bath State Bank and Bath State Bancorp, the holding company of Bath State Bank.	Farmer Mac purchased none and $2.3 million in USDA Securities from Bath State Bank in 2022 and 2021, respectively. Additionally, Farmer Mac purchased $2.1 million and $5.0 million in Agricultural Finance mortgage loans from Bath State Bank in 2022 and 2021, respectively.
CoBank, ACB	163,253 shares of Class B voting common stock (32.63% of outstanding Class B stock and 10.66% of total voting common stock outstanding)	Farmer Mac director Everett M. Dobrinski served as a director of CoBank through December 2019. Although no longer a director of CoBank, Mr. Dobrinski currently serves on CoBank's independent nominating committee that screens and interviews director candidates and recommends a slate of candidates for consideration by CoBank's membership.
Farmer Mac purchased $376.0 million and $207.5 million in participation interests in loans from CoBank in 2022 and 2021, respectively. This represented 45.4% and 60.2% of loan purchases under the Rural Infrastructure Finance line of business for 2022 and 2021, respectively.
Farmer Mac entered into $46.3 million and $72.0 million in unfunded commitments from CoBank in 2022 and 2021, respectively.
In 2022 and 2021, CoBank retained $3.5 million and $3.2 million of servicing fees related to the loan participations sold to Farmer Mac, respectively.
Farm Credit Bank of Texas (FCBT)	38,503 shares of Class B voting common stock (7.70% of outstanding Class B stock and 2.51% of total voting common stock outstanding)	None	In 2022 and 2021, Farmer Mac earned approximately $2.9 million and $1.9 million, respectively, in fees attributable to transactions with FCBT, primarily commitment fees for LTSPCs.
In both 2022 and 2021, FCBT retained approximately $0.1 million in servicing fees for its work as a Farmer Mac servicer.
Matthew 25 Management Corp.	80,254 shares of Class A voting common stock (7.79% of outstanding Class A stock and 5.24% of total voting common stock outstanding)	None	Farmer Mac did not conduct any business with Matthew 25 Management Corp. during 2022 or 2021.

Name of Institution	Ownership of Farmer Mac Voting Common Stock	Affiliation with Any Farmer Mac Directors	Primary Aspects of Institution's Business Relationship with Farmer Mac
National Rural Utilities Cooperative Finance Corporation (CFC)	81,500 shares of Class A voting common stock (7.91% of outstanding Class A stock and 5.32% of total voting common stock outstanding)	Farmer Mac director Todd P. Ware served as a director of CFC from June 2015 through June 2021.	Transactions with CFC represented 46.7% and 36.9% of loan purchases under the Rural Infrastructure Finance line of business during 2022 and 2021, respectively.
In 2022 and 2021, Farmer Mac earned commitment fees of approximately $1.1 million and $1.2 million, respectively, attributable to transactions with CFC.
In 2022 and 2021, Farmer Mac earned interest income of $79.4 million and $50.0 million, respectively, attributable to AgVantage transactions with CFC.
In 2022 and 2021, CFC retained approximately $3.4 million and $3.3 million in servicing fees for its work as a Farmer Mac servicer, respectively.
The Vanguard Group, Inc.	58,649 shares of Class A voting common stock (5.69% of outstanding Class A stock and 3.83% of total voting common stock outstanding)	None	Farmer Mac did not conduct any business with The Vanguard Group during 2022 or 2021.
Zions Bancorporation, National Association (Zions)	322,100 shares of Class A voting common stock (31.25% of outstanding Class A stock and 21.04% of total voting common stock outstanding)	None
In 2022 and 2021, Farmer Mac's purchases of on-balance sheet Agricultural Finance mortgage loans from Zions represented approximately 12.9% and 8.0%, respectively, of Agricultural Finance mortgage loan purchase volume for those years. Those purchases represented 9.6% and 5.6%, respectively, of total Agricultural Finance mortgage loan business volume (excluding AgVantage and USDA Securities) for those years. The purchases of USDA Securities from Zions represented approximately 1.5% and 2.1%, respectively, of the USDA Guarantees purchases for the years ended December 31, 2022 and 2021. Transactions with Zions represented 3.5% and 3.4%, respectively, of Farmer Mac's total outstanding business volume as of December 31, 2022 and 2021.

In 2022 and 2021, Zions retained approximately $10.4 million and $11.0 million, respectively, in servicing fees for its work as a Farmer Mac servicer.

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

Outlook

Farmer Mac continues to provide a stable source of liquidity, capital, and risk management tools as a secondary market that helps meet the financing needs of rural America. The pace and trajectory of Farmer Mac's growth will depend on the capital and liquidity needs of the lending institutions serving agriculture and rural infrastructure businesses and the overall financial health of borrowers in the sectors we serve. Farmer Mac foresees opportunities for profitable growth across our lines of business driven by several key factors:

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

•Market interest rates have increased significantly since the lows experienced in 2021, and interest rates on Farmer Mac products at the end of 2022 were higher than Farmer Mac's 15-year historical averages. New loan origination and sales volumes tend to correlate inversely with changes in interest rates. However, prepayment rates also generally correlate inversely with changes in interest rates, with higher interest rates typically slowing the pace of portfolio loan repayments. Future changes to monetary policy and the overall level and pace of the increase in interest rates could continue to impact the pace and timing of Agricultural Finance mortgage loan purchase demand and repayments.

The war in Ukraine continues to affect volatility for commodity prices and agricultural production costs for farmers and ranchers, who were already challenged by an inflationary environment. While agricultural commodity prices have thus far outpaced the significant increase in input costs, the impact on global commodity markets from the Ukraine conflict creates further uncertainty for farmers and ranchers in terms of global production, prices, and costs heading into 2023. Heightened market volatility is likely to persist until there is more certainty around the outcome of the war in Ukraine.

In addition to continued uncertainty from supply-side disruptions, market interest rates increased rapidly during 2022, driven by the Federal Reserve’s accelerated efforts to achieve monetary policy normalization and decelerate inflation. A higher interest rate environment could slow the pace of farm mortgage refinancing. While lower refinances could result in lower levels of new loan purchases in Farm & Ranch and USDA Guarantees products, it could also result in lower portfolio prepayment speeds, as was Farmer Mac’s experience between 2014 and 2018. Loan prepayment speeds in 2022 fell to pre-pandemic levels, and they are likely to correlate inversely with interest rates. Farmer Mac offers a range of interest rates, tenors, and rate resetting options for loan products, allowing flexibility for originators and borrowers in all interest rate environments.

The U.S. economy exhibited signs of slowing in fourth quarter 2022 after a rapid expansion in 2021. Higher consumer price inflation in 2022, particularly for food and energy, combined with a rising interest rate environment, has dampened economists’ outlooks for the U.S. economy in 2023. And while labor markets remain resilient, slower consumer spending and declines in residential housing investment indicate that the probability of a U.S. or global recession is increasing. Farmer Mac believes that its portfolio is sufficiently balanced to withstand the market volatility that arises with an economic recession, as the agricultural, food, and infrastructure industries tend not to be directly correlated with the general economy. Farmer Mac believes these sectors are generally well positioned to withstand an economic downturn due to ample consumer demand and government support.

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

During 2021, we closed on a strategic acquisition that enhanced our operations by expanding our internal loan servicing function and acquiring the loan servicing rights for a sizeable portion of our Farm & Ranch loan and USDA Securities portfolios. This acquisition provides opportunities to increase our interest income on our Farm & Ranch loans and USDA Securities that we service because there will not be any third-party central servicer retaining a central servicer fee on those assets. That increased interest income is expected to be partially offset by the increase in our operating expenses relating to our enhanced internal loan servicing operations. In the short term, we do not expect the effect on core earnings to be significant. In the medium to long term, the effect will depend on the size of our portfolio that we service and the long-run costs of our servicing operations.

Agricultural Industry. The agricultural economy experienced largely favorable conditions in fourth quarter 2022, with stable commodity prices and easing input price inflation. In response to Russia's invasion of Ukraine in early 2022, grain commodity prices rose rapidly during first half of 2022 and continued to be elevated during much of the second half of 2022. Higher commodity prices for grains and many animal proteins are likely to substantially increase gross cash receipts for the 2022 marketing year. Farm expense price levels eased in fourth quarter 2022, driven by moderating feed, energy, and fertilizer prices. However, several farm expense categories such as interest, labor, and other inputs remain elevated and could experience additional upward pressure in 2023. Major commodity prices could remain elevated in 2023 as a result of the global supply shortages in food and energy, as well as a weakening U.S. dollar. Any such price stability would help support farm incomes in 2023.

Overall farm income reached new highs in 2022 following a very profitable year in 2021. Net cash farm income increased by more than 28% in 2021 to $149.5 billion. The USDA estimates that net cash farm income climbed another 27% to $189.9 billion in 2022, a new all-time high. For both years, the primary driver of increased profitability was higher cash revenues and not government support payments like in 2019 and 2020. The USDA estimates production expenses rose by 19% in 2022, a level experienced in the 1970s and again in the 2012-2014 agricultural economy expansion. Looking forward, the USDA expects net cash farm income to fall by 21% to $150.6 billion in 2023 due to moderating commodity prices and rising farm expenses. However, the 2023 farm income projections are 20% higher than the 10-year average, demonstrating the continued strength in the farm economy.

The increase in farm profitability combined with low interest rates in 2020 and 2021 drove a rapid rise in land values and a decrease in farm delinquencies and bankruptcies. Land value survey data from the USDA show a 12.4% increase in average farm real estate values from June 2021 to June 2022. Annual farm real estate value gains were highest in the Northern Plains (19.8%) and the Corn Belt (14.9%) but also strong in the Lake states (13.7%), the Southern Plains (11.3%), and the Pacific (9.7%). The Federal Reserve Bank of Chicago AgLetter reported a 20% gain in farmland values in the Seventh District (primarily Iowa, Indiana, Illinois, and Wisconsin) between October 2021 and October 2022. Data from the Federal Reserve Bank of Kansas City show a similar rise in land values in the Tenth District (primarily Kansas, Missouri, Nebraska, and Oklahoma) during that same period. Historically, rising farm real estate values have correlated with an increase in real estate secured debt. While regional averages for farmland values provide a good barometer for the overall movement in U.S. farmland values, economic forces affecting land markets are highly localized, and some markets may experience greater volatility in farmland values than state or national averages indicate.

Economic conditions are likely to bring mixed effects to credit demand heading into 2023. Strong asset appreciation and rising interest rates could signal a credit cycle expansion as financial decision-makers look to lock in long-term economics for their appreciating farm and agribusiness assets. Farm profitability generally increases asset values and demand for the asset class, which also contributes to increasing credit demand. An elevated interest rate environment could have mixed effects on mortgage portfolios, potentially lowering new sales and originations but also potentially slowing portfolio prepayments. Finally, a changing yield curve coupled with widening market credit spreads could increase opportunities for corporate and institutional lending, as Farmer Mac's programs become more attractive at higher costs of capital. Combined, these factors are expected to be generally supportive of continued net portfolio growth for Farmer Mac into 2023.

Positive economic conditions in the agricultural economy improved Farmer Mac's agricultural portfolio performance in 2022, and they could continue to positively influence loan delinquencies and losses in 2023. Farmer Mac's 90-day delinquency levels decreased slightly in fourth quarter 2022 relative to third quarter 2022. The overall delinquency rate decreased from 0.42% of the Agricultural Finance line of business as of September 30, 2022 to 0.41% of the Agricultural Finance line of business as of December 31, 2022, and the fourth quarter 2022 percentage is lower than the 0.48% delinquency rate as of December 31, 2021. The percentage of the portfolio rated substandard also continued to improve in fourth quarter

2022 to the lowest levels since 2016. However, rising input costs, market volatility, and the potential for continued economic and weather-related stress increase the level of uncertainty inherent in the agricultural credit sector, which could negatively affect the trajectory of the current agricultural cycle. Farmer Mac believes that its portfolio continues to be highly diversified, both geographically and by commodity and that its portfolio has been underwritten to high credit quality standards. Therefore, Farmer Mac believes that its portfolio is well-positioned to endure reasonably foreseeable volatility from cyclical and external factors. For more information about the loan balances, loan-to-value ratios, 90-day delinquencies, and substandard asset rate for the Agricultural Finance mortgage loans in Farmer Mac's portfolio as of December 31, 2022, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans and Guarantees."

Exogenous factors facing farm and food producers can create uncertainty and market instability within the sector. External market conditions that could adversely impact the farm and food sectors in 2023 include the relative value of the U.S. dollar, supply chain disruptions, foreign trade and trade policy, and environmental conditions. The U.S. agricultural sector has become increasingly dependent on foreign markets as a source of demand, making trade policy increasingly important to farms and food. The USDA's estimate for fiscal year 2022 is a sizable increase in export value over 2021, and through November 2022, agricultural export values were up nearly 12% in 2022 compared to 2021. The value of the U.S. dollar relative to other major currencies fell 8% in fourth quarter 2022, which may have helped support major commodities to end the year. Continued disruptions to global grain supplies in Ukraine and Russia could maintain elevated demand for U.S. agricultural product demand. Slower global growth could be a headwind for consumer-oriented products like animal proteins, dairy, fruits, and nuts, and Ukrainian corn and wheat production may eventually stabilize. Because Farmer Mac has significant exposure to crop commodities like corn, soybeans, hay, wheat, and cotton, a sustained rally in agricultural commodities is likely to continue to benefit Farmer Mac's overall portfolio credit quality more than degradation from downward pressure on livestock and consumer product profitability.

Severe weather conditions and long-term environmental change continue to shape agricultural sectors. The U.S. experienced 18 separate billion-dollar weather disasters in 2022, as tracked by the National Oceanic and Atmospheric Administration. Many of those events affected agriculture, including midwestern storms, western wildfires, and drought. Federal crop insurance provides a strong mitigator against this risk, but farmers and ranchers face increasingly-severe weather incidents. Long and persistent drought conditions affected agricultural production regions in the western and midwestern parts of the United States in 2021 and 2022, but there has been a sizable improvement in conditions in fourth quarter 2022 and early 2023, particularly in California. Roughly 7% of the continental U.S. remained in exceptional or extreme drought as of January 31, 2023, according to data from the National Drought Mitigation Center. While this represents the lowest level of widespread drought since 2020, the current drought cycle is the longest in nearly 20 years. Extended periods of drought and dryness can reduce agricultural productivity, cause lasting damage to permanent crops like fruit and tree nuts, and result in producers leaving some fields fallow due to lack of water. States also regulate water use, and state laws like California's Sustainable Groundwater Management Act (SGMA) will continue to shape state-led efforts to manage water infrastructure and use and could potentially impact producers. Agricultural production in California, Oregon, Washington, Arizona, and Utah is likely to experience the greatest impact from the 2021 and 2022 droughts. For loans in areas that commonly experience exceptional drought (primarily in California), Farmer Mac's underwriting process includes an assessment of anticipated long-term water availability for the related property and how that impacts the collateral value and borrower's cash flow position to mitigate that risk.

Rural Infrastructure Industry. Economic conditions affecting the rural infrastructure industry typically follow those in the general economy. According to data from the U.S. Energy Information Administration, sales and the revenue from the sale of electricity to customers increased by 2.0% and 14.3%, respectively, in the last 12 months through November 2022 compared to November 2021. This increase was driven by a sharp increase in sales to the commercial, industrial, and transportation sectors and an increase in the retail price of electricity. Higher energy input prices such as natural gas and coal became a headwind in 2022. Natural gas prices rose consistently in 2021 and 2022 because of reduced supply and additional demand for U.S. liquified natural gas from European countries. Coal prices also rapidly increased in third quarter 2022, driven by higher natural gas prices and additional overseas demand to offset limited Russian coal exports. Despite higher input costs, power producers are generally able to pass cost increases through higher retail electricity prices, which has contributed to the increase in electricity costs impacting retail customers during third quarter 2022. Oil and natural gas prices were volatile during third quarter 2022 but moderated in fourth quarter 2022 and early 2023. Through December 31, 2022, Farmer Mac had not observed material degradation in the financial performance of its rural infrastructure portfolio, and that portfolio has never experienced a serious delinquency or default since inception.

Prospects for loan growth within the rural infrastructure industry overall appear to be moderate in the near term, as ongoing normal-course capital expenditures related to maintaining and upgrading utility infrastructure continue at typical levels. Farmer Mac's future growth opportunities for financing the electric cooperative industry may be affected by the demand for electric power in rural areas, capital expenditures by electric cooperatives driven by regulatory or technological changes, the changing interest rate environment, increased policy initiatives to support rural connectivity, and competitive dynamics within the rural utilities cooperative finance industry. Cooperatives and service providers have access to numerous federally funded programs, such as the Federal Communications Commission's Rural Digital Opportunity Fund (RDOF), the USDA’s ReConnect, and the USDA’s Telecommunications Infrastructure Loan and Loan Guarantee program. In addition to capital projects spurred by these programs, Farmer Mac could see an increase in financing opportunities for other telecommunications providers in rural areas, with wireless broadband increasingly important to economic opportunity and precision agriculture.

The growth in renewable energy generation and deployment of energy storage technologies may help deepen Farmer Mac's relationships with existing customers through new business opportunities. According to data from the U.S. Energy Information Administration, renewable electricity capacity is expected to grow by 48% in the next five years, compared to total electric capacity growth of 10%. The rising cost of fossil fuel-based inputs combined with the falling costs of renewable power generation may hasten this increase in capacity along with recently enacted legislature, such as the Inflation Reduction Act of 2022 that incentivizes domestic production in clean energy technologies such as solar and wind. Any such growth in renewable energy capacity may broaden Farmer Mac's customer base with cooperative lenders focused on lending to renewable energy customers. In response to this expected growth, Farmer Mac has deployed new financing products tailored to the renewable energy sector, which represents a new market opportunity for Farmer Mac. Under this initiative, Farmer Mac's total outstanding loans and loan commitments of renewable energy financing transactions was $230.2 million as of December 31, 2022.

Legislative and Regulatory Outlook. Farmer Mac continues to monitor potential legislative and regulatory changes that could affect Farmer Mac or its stakeholders, including:

•The current farm bill expires on September 30, 2023. Covering a variety of programs impacting farm profitability, agricultural credit, and rural infrastructure it is a critical piece of legislation for rural America and the agricultural sector. Congress has started an extensive process to review programs included in the farm bill in preparation for reauthorization. Farmer Mac is seeking enhancement to its charter during the farm bill reauthorization to enhance its partnerships and services in support of farmers, ranchers, agribusinesses, and rural infrastructure. Farmer Mac will continue to monitor this legislation for any impact it may have on Farmer Mac and its stakeholders.

•On January 13, 2023, the FCA board approved an advanced notice of proposed rulemaking to review Farmer Mac's capital framework. The notice seeks public comment on Farmer Mac's capital requirements in the context of its business activities. The comment period closes March 27, 2023.

•On September 29, 2022, the U.S. Senate confirmed Vincent Logan to be a member of the FCA board. Mr. Logan was subsequently appointed to be the Chairman and CEO of the FCA by President Biden on October 21, 2022. The remaining two members of the board are currently serving in holdover status because their terms have expired. They will continue to serve in their roles until replacements are nominated by the President and confirmed by the U.S. Senate. Farmer Mac will continue to monitor changes to the composition of the FCA board, as it may affect Farmer Mac's regulatory environment.

Balance Sheet Review

The following table summarizes Farmer Mac's balance sheet as of the periods indicated:

Table 23

	As of			Change
	December 31, 2022		December 31, 2021	$	%
	(in thousands)
Assets
Cash and cash equivalents	$861,002		$908,785	$(47,783)	(5)%
Investment securities	4,628,268		3,882,590	745,678	19%
Farmer Mac Guaranteed Securities	8,628,380		8,361,798	266,582	3%
USDA Securities	2,411,601		2,440,732	(29,131)	(1)%
Loans, net of allowance	8,997,191		8,300,619	696,572	8%
Loans held in trusts	1,211,116		948,059	263,057	28%
Other	595,552		278,426	317,126	114%
Total assets	$27,333,110	27,333,110	$25,121,009	$2,212,101	9%
Liabilities
Notes Payable	$24,469,113		$22,713,771	$1,755,342	8%
Debt securities of consolidated trusts held by third parties	1,181,948		981,379	200,569	20%
Other	410,091		212,159	197,932	93%
Total liabilities	$26,061,152		$23,907,309	$2,153,843	9%
Total equity	1,271,958		1,213,700	58,258	5%
Total liabilities and equity	$27,333,110		$25,121,009	$2,212,101	9%

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

Risk Management

Credit Risk – Loans and Guarantees.
Agricultural Finance - Direct Credit Exposure

Farmer Mac's direct credit exposure to Agricultural Finance mortgage loans as of December 31, 2022 was $10.7 billion across 48 states. Farmer Mac applies credit underwriting standards and methodologies to help assess exposures to loan purchases, which may include collateral valuation, financial metrics, and other appropriate borrower financial and credit information. For Corporate AgFinance loans, which are often larger loan exposures to agriculture production and agribusinesses that support agriculture production, food and fiber processing, and other supply chain production, and which may have risk profiles that differ from smaller agricultural mortgage loans, Farmer Mac has implemented methodologies and parameters that help assess credit risk based on the appropriate sector, borrower construct, and transaction complexity. For more information about Farmer Mac's underwriting and collateral valuation standards for Agricultural Finance mortgage loans, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Farm & Ranch" and "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Corporate AgFinance."

Farmer Mac's 90-day delinquency measure includes loans 90 days or more past due, as well as loans in foreclosure and non-performing loans where the borrower is in bankruptcy. For Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure, Farmer Mac's 90-day delinquencies as of December 31, 2022, were $43.5 million (0.41% of the Agricultural Finance mortgage loan portfolio to which Farmer Mac has direct credit exposure), compared to $47.3 million (0.48% of the Agricultural Finance mortgage loan portfolio) as of December 31, 2021. Those 90-day delinquencies were comprised of 37 delinquent loans as of December 31, 2022, compared to 32 delinquent loans as of December 31, 2021. The decrease in 90-day delinquencies was primarily driven by decreased delinquencies in crops and livestock and was partially offset by increased delinquencies in permanent plantings and part-time farms. The top ten borrower exposures over 90 days delinquent represented over half of the 90-day delinquencies as of December 31, 2022. Farmer Mac believes that it remains adequately collateralized on its delinquent loans.

Farmer Mac's 90-day delinquency rate as of December 31, 2022 was below Farmer Mac's historical average. In the near-term, our delinquency rate may exceed our historical average due to the impact of adverse weather events and/or supply chain disruptions on the agricultural economy. Farmer Mac's average 90-day delinquency rate as a percentage of its Agricultural Finance mortgage loan portfolio over the last 15 years is approximately 1%. The highest 90-day delinquency rate observed during that period occurred in 2009 at approximately 2%, which coincided with increased delinquencies in loans within Farmer Mac's ethanol loan portfolio.

The following table presents historical information about Farmer Mac's 90-day delinquencies in the Agricultural Finance mortgage loan portfolio compared to the unpaid principal balance of all Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure:

Table 24

	Agricultural Finance Mortgage Loans	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
December 31, 2022	$10,719,571	$43,498	0.41%
September 30, 2022	10,508,549	44,232	0.42%
June 30, 2022	10,128,083	20,623	0.20%
March 31, 2022	9,879,978	55,847	0.57%
December 31, 2021	9,811,749	47,307	0.48%
September 30, 2021	9,445,359	54,792	0.58%
June 30, 2021	9,056,152	63,076	0.70%
March 31, 2021	8,629,352	72,346	0.84%
December 31, 2020	8,581,181	46,232	0.54%

Across all of Farmer Mac's lines of business, 90-day delinquencies represented 0.17% of total outstanding business volume as of December 31, 2022, compared to 0.20% as of December 31, 2021 and 0.21% as of December 31, 2020.

The following table presents outstanding Agricultural Finance mortgage loans and 90-day delinquencies as of December 31, 2022 by year of origination, geographic region, commodity/collateral type, original loan-to-value ratio, and range in the size of borrower exposure:

Table 25

Agricultural Finance Mortgage Loans 90-Day Delinquencies as of December 31, 2022
	Distribution of Agricultural Loans	Agricultural Loans	90-Day Delinquencies(1)	Percentage
	(dollars in thousands)
By year of origination:
2012 and prior	6%	$617,085	$2,272	0.37%
2013	2%	267,394	117	0.04%
2014	2%	225,497	—	—%
2015	3%	359,547	10,349	2.88%
2016	5%	556,574	636	0.11%
2017	5%	552,495	3,133	0.57%
2018	6%	625,131	8,606	1.38%
2019	8%	860,319	—	—%
2020	20%	2,118,173	8,834	0.42%
2021	26%	2,757,351	4,319	0.16%
2022	17%	1,780,005	5,232	0.16%
Total	100%	$10,719,571	$43,498	0.41%
By geographic region(2):
Northwest	13%	$1,382,143	$2,297	0.17%
Southwest	31%	3,306,849	18,109	0.55%
Mid-North	26%	2,812,751	8,646	0.31%
Mid-South	17%	1,870,319	9,815	0.52%
Northeast	4%	427,531	1,412	0.33%
Southeast	9%	919,978	3,219	0.35%
Total	100%	$10,719,571	$43,498	0.41%
By commodity/collateral type:
Crops	50%	$5,385,259	$17,220	0.32%
Permanent plantings	22%	2,389,661	4,180	0.17%
Livestock	18%	1,967,954	3,712	0.19%
Part-time farm	5%	483,550	2,823	0.58%
Ag. Storage and Processing	5%	475,485	15,563	3.27%
Other	—	17,662	—	—%
Total	100%	$10,719,571	$43,498	0.41%
By original loan-to-value ratio:
0.00% to 40.00%	19%	$2,021,834	$18,597	0.92%
40.01% to 50.00%	23%	2,473,289	6,715	0.27%
50.01% to 60.00%	36%	3,800,377	15,611	0.41%
60.01% to 70.00%	20%	2,145,937	2,124	0.10%
70.01% to 80.00%(3)	2%	250,980	451	0.18%
80.01% to 90.00%(3)	—%	27,154	—	—%
Total	100%	$10,719,571	$43,498	0.41%
By size of borrower exposure(4):
Less than $1,000,000	26%	$2,794,986	$8,755	0.31%
$1,000,000 to $4,999,999	37%	3,955,557	19,258	0.49%
$5,000,000 to $9,999,999	16%	1,674,698	5,900	0.35%
$10,000,000 to $24,999,999	13%	1,385,886	9,585	0.69%
$25,000,000 and greater	8%	908,444	—	—%
Total	100%	$10,719,571	$43,498	0.41%
(1)Includes loans held and loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs that are 90 days or more past due, in foreclosure, or in bankruptcy with at least one missed payment, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.
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

Another indicator that Farmer Mac considers in analyzing the credit quality of its Agricultural Finance mortgage loans is the level of internally-rated "substandard" assets, both in dollars and as a percentage of the outstanding portfolio. Assets categorized as "substandard" have a well-defined weakness or weaknesses, and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected. As of December 31, 2022, Farmer Mac's Agricultural Finance mortgage loans (to which it has direct credit exposure) comprising substandard assets were $209.4 million (2.0% of the portfolio), compared to $246.7 million (2.5% of the portfolio) as of December 31, 2021. Those substandard assets comprised 243 loans as of December 31, 2022 and 274 loans as of December 31, 2021.

The decrease of $37.3 million in substandard assets during 2022 was driven by credit upgrades in both our on-balance sheet and off-balance sheet portfolios. Substandard assets decreased as a percentage of both portfolios due to a combination of credit upgrades and volume growth.

The percentage of substandard assets within the portfolio as of December 31, 2022 was below the historical average. Farmer Mac's average substandard assets as a percentage of its Agricultural Finance mortgage loans over the last 15 years is approximately 4%. The highest substandard asset rate observed during the last 15 years occurred in 2010 at approximately 8%, which coincided with an increase in substandard loans within Farmer Mac's ethanol portfolio. If Farmer Mac's substandard asset rate increases from current levels, it is likely that Farmer Mac's provision to the allowance for loan losses and the reserve for losses will also increase.

Although some credit losses are inherent to the business of agricultural lending, Farmer Mac believes that losses associated with the current agricultural credit cycle will be moderated by the strength and diversity of its portfolio, which Farmer Mac believes is adequately collateralized.

Farmer Mac considers a loan's original loan-to-value ratio as one of many factors in evaluating loss severity. Loan-to-value ratios depend on the market value of a property, as determined in accordance with Farmer Mac's collateral valuation standards. As of December 31, 2022 and 2021, the average unpaid principal balances for Agricultural Finance mortgage loans outstanding and to which Farmer Mac has direct credit exposure was $806,000 and $790,000, respectively. Farmer Mac calculates the "original loan-to-value" ratio of a loan by dividing the original loan principal balance by the original appraised property value. This calculation does not reflect any amortization of the original loan balance or any adjustment to the original appraised value to provide a current market value. The original loan-to-value ratio of any cross-collateralized loans is calculated on a combined basis rather than on a loan-by-loan basis. The weighted-average original loan-to-value ratio for Agricultural Finance mortgage loans purchased during 2022 was 43%, compared to 49% for loans purchased during 2021. The weighted-average original loan-to-value ratio for Agricultural Finance mortgage loans and loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs was 51% and 52% as of December 31, 2022 and 2021, respectively. The weighted-average original loan-to-value ratio for all 90-day delinquencies was 46% and 51% as of December 31, 2022 and 2021, respectively.

The weighted-average current loan-to-value ratio (the loan to-value ratio based on original appraised value and current outstanding loan amount adjusted to reflect amortization) for Agricultural Finance mortgage loans and loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs was 46% and 47% as of December 31, 2022 and 2021, respectively.

The following table presents the current loan-to-value ratios for the Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure, as disaggregated by internally assigned risk ratings:

Table 26

Agricultural Finance Mortgage Loans current loan-to-value ratio by internally assigned risk rating as of December 31, 2022
	Acceptable	Special Mention	Substandard	Total
	(in thousands)
Current loan-to-value ratio(1):
0.00% to 40.00%	$3,036,770	$59,865	$72,356	$3,168,991
40.01% to 50.00%	2,679,917	94,381	53,220	2,827,518
50.01% to 60.00%	2,942,745	80,982	42,382	3,066,109
60.01% to 70.00%	1,371,349	43,140	22,702	1,437,191
70.01% to 80.00%	155,527	16,208	14,766	186,501
80.01% and greater	29,024	263	3,974	33,261
Total	$10,215,332	$294,839	$209,400	$10,719,571
(1)The current loan-to-value ratio is based on original appraised value (or most recently obtained valuation, if available) and current outstanding loan amount adjusted to reflect loan amortization.

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Agricultural Finance mortgage loans as of December 31, 2022 by year of origination, geographic region, and commodity/collateral type. The purpose of this table is to present information about realized losses relative to original Farm & Ranch purchases, guarantees, and commitments.

Table 27

Agricultural Finance Mortgage Loans Credit Losses Relative to Cumulative
Original Loans, Guarantees, and LTSPCs as of December 31, 2022
	Cumulative Original Loans, Guarantees and LTSPCs	Cumulative Net Credit Losses/(Recoveries)	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
2012 and prior	$17,260,722	$33,785	0.20%
2013	1,478,735	—	—%
2014	1,085,667	—	—%
2015	1,245,487	(516)	(0.04)%
2016	1,587,592	903	0.06%
2017	1,682,147	4,311	0.26%
2018	1,390,137	—	—%
2019	1,588,911	—	—%
2020	2,893,635	—	—%
2021	3,278,075	—	—%
2022	1,915,097		—%
Total	$35,406,205	$38,483	0.11%
By geographic region(1):
Northwest	$4,571,621	$12,094	0.26%
Southwest	11,927,424	8,542	0.07%
Mid-North	8,815,061	17,165	0.19%
Mid-South	5,063,574	(613)	(0.01)%
Northeast	1,830,153	323	0.02%
Southeast	3,198,372	972	0.03%
Total	$35,406,205	$38,483	0.11%
By commodity/collateral type:
Crops	$16,422,355	$3,790	0.02%
Permanent plantings	7,707,066	9,783	0.13%
Livestock	7,784,896	3,836	0.05%
Part-time farm	1,896,547	1,090	0.06%
Ag. Storage and Processing	1,426,801	19,984	1.40%
Other	168,540	—	—%
Total	$35,406,205	$38,483	0.11%
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

Analysis of portfolio performance indicates that commodity type is the primary determinant of Farmer Mac's exposure to loss on a given loan. The following tables present concentrations of Agricultural Finance mortgage loans by commodity type within geographic region and cumulative credit losses by origination year and commodity type:

Table 28

	As of December 31, 2022
	Agricultural Finance Mortgage Loans Concentrations by Commodity Type within Geographic Region
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(dollars in thousands)
By geographic region(1):
Northwest	$722,805	$224,214	$290,599	$111,547	$32,955	$23	$1,382,143
	6.7%	2.1%	2.7%	1.0%	0.3%	—%	12.8%
Southwest	698,041	1,788,082	564,464	110,072	130,377	15,813	3,306,849
	6.5%	16.7%	5.3%	1.0%	1.2%	0.1%	30.8%
Mid-North	2,372,177	10,567	233,371	87,669	107,355	1,612	2,812,751
	22.1%	0.1%	2.2%	0.8%	1.0%	—%	26.2%
Mid-South	1,081,669	79,235	576,522	61,962	70,914	17	1,870,319
	10.1%	0.7%	5.4%	0.6%	0.7%	—%	17.5%
Northeast	191,635	45,513	76,071	50,877	63,435	—	427,531
	1.8%	0.4%	0.7%	0.5%	0.6%	—%	4.0%
Southeast	318,932	242,050	226,927	61,423	70,449	197	919,978
	3.0%	2.3%	2.1%	0.6%	0.7%	—%	8.7%
Total	$5,385,259	$2,389,661	$1,967,954	$483,550	$475,485	$17,662	$10,719,571
	50.2%	22.3%	18.4%	4.5%	4.5%	0.1%	100.0%
(1)Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Table 29

	As of December 31, 2022
	Agricultural Loans Cumulative Credit Losses by Origination Year and Commodity Type
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Total
	(in thousands)
By year of origination:
2012 and prior	$3,427	$9,783	$3,836	$1,066	$15,673	$33,785
2013	—	—	—	—	—	—
2014	—	—	—	—	—	—
2015	(540)	—	—	24	—	(516)
2016	903	—	—	—	—	903
2017	—	—	—	—	4,311	4,311
2018	—	—	—	—	—	—
2019	—	—	—	—	—	—
2020	—	—	—	—	—	—
2021	—	—	—	—	—	—
2022	—	—	—	—	—	—
Total	$3,790	$9,783	$3,836	$1,090	$19,984	$38,483

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

Rural Infrastructure Finance - Direct Credit Exposure

Farmer Mac's direct credit exposure to Rural Infrastructure Finance loans held and loans underlying LTSPCs as of December 31, 2022 was $3.5 billion across 45 states. For more information about Farmer Mac's underwriting and collateral valuation standards for Rural Infrastructure Finance loans, see "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Underwriting and Collateral Standards." As of December 31, 2022, there were no delinquencies in Farmer Mac's portfolio of Rural Infrastructure Finance loans.

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

Table 30

	Rural Infrastructure Finance portfolio by internally assigned risk rating as of December 31, 2022
	Acceptable		Special Mention		Substandard		Total
	(in thousands)
Distribution Cooperative	$2,290,695		$—		$—		$2,290,695
G&T Cooperative	706,976		—		—		706,976
Renewable Energy	230,170		—		—		230,170
Telecommunications	316,617		—		—		316,617
Rural Infrastructure Total	$3,544,458	$—	$—	$—	$—	$—	$3,544,458

For more information about the credit quality of Farmer Mac's Rural Infrastructure Finance portfolio and the associated allowance for losses please refer to Notes 8 and 12 of the consolidated financial statements.

Other Considerations Regarding Credit Risk Related to Loans and Guarantees

The credit exposure on USDA Securities, including those underlying Farmer Mac Guaranteed USDA Securities, is guaranteed by the full faith and credit of the United States. Therefore, Farmer Mac believes that we have little or no credit risk exposure to the USDA Securities in the Agricultural Finance line of business because of the USDA guarantee. As of December 31, 2022, Farmer Mac had not experienced any credit losses on any USDA Securities or Farmer Mac Guaranteed USDA Securities and does not expect to incur any such losses in the future. Because we do not expect credit losses on this portfolio, Farmer Mac does not provide an allowance for losses on its portfolio of USDA Securities.

Farmer Mac requires many lenders to make representations and warranties about the conformity of Agricultural Finance mortgage loans and Rural Infrastructure Finance loans to Farmer Mac's standards, the accuracy of loan data provided to Farmer Mac, and other requirements related to the loans. Sellers who make these representations and warranties are responsible to Farmer Mac for breaches of those representations and warranties. Farmer Mac has the ability to require a seller to cure, replace, or repurchase a loan sold or transferred to Farmer Mac if any breach of a representation or warranty is discovered that was material to Farmer Mac's decision to purchase the loan or that directly or indirectly causes a default or potential loss on a loan sold or transferred by the seller to Farmer Mac. During the previous three years ended December 31, 2022, there have been no breaches of representations and warranties by sellers that resulted in Farmer Mac requiring a seller to cure, replace, or repurchase a loan. In addition to relying on the representations and warranties of sellers, Farmer Mac also underwrites the Agricultural Finance mortgage loans (other than rural housing and part-time farm mortgage loans) and Rural Infrastructure Finance loans on which it has direct credit exposure. For rural housing and part-time farm mortgage loans, Farmer Mac relies on representations and warranties from the seller that those loans conform to Farmer Mac's specified underwriting criteria. For more information about Farmer Mac's loan eligibility requirements and underwriting standards, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Loan Eligibility," "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Farm & Ranch," "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Corporate AgFinance," and "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Underwriting and Collateral Standards."

Under contracts with Farmer Mac and in consideration for servicing fees, Farmer Mac-approved servicers service loans in accordance with Farmer Mac's requirements. Servicers are responsible to Farmer Mac for material errors in the servicing of those loans. If a servicer materially breaches the terms of its servicing agreement with Farmer Mac, such as failing to forward payments received or releasing collateral without Farmer Mac's consent, or experiences insolvency or bankruptcy, the servicer is responsible for any corresponding damages to Farmer Mac and, in most cases, Farmer Mac has the right to terminate the servicing relationship for a particular loan or the entire portfolio serviced by the servicer. Farmer Mac also can proceed against the servicer in arbitration or exercise any remedies available to it under law. During the previous three years ended December 31, 2022, Farmer Mac had not exercised any remedies or taken any formal action against any servicers. For more information about Farmer Mac's servicing requirements, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Loan Servicing" and "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Lenders and Loan Servicing."

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

In the event of a default on an AgVantage security, Farmer Mac would have recourse to the pledged collateral and have rights to the ongoing borrower payments of principal and interest. As a result, Farmer Mac has indirect credit exposure to the Agricultural Finance mortgage loans and Rural Infrastructure loans that secure AgVantage securities. For AgVantage counterparties that are institutional real estate investors or financial funds and other similar entities, Farmer Mac also typically requires that the counterparty (1) maintain a higher collateralization level, through either a higher overcollateralization percentage or lower loan-to-value ratio thresholds and (2) comply with specified financial covenants for the life of the related AgVantage security to avoid default. As of December 31, 2022, Farmer Mac had not experienced any credit losses on any AgVantage securities. For a more detailed description of AgVantage securities, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Other Products – Agricultural Finance—AgVantage Securities" and "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Other Products – Rural Infrastructure Finance—AgVantage Securities."

The unpaid principal balance of outstanding on-balance sheet AgVantage securities secured by loans eligible for the Agricultural Finance line of business totaled $6.0 billion as of December 31, 2022 and $5.1 billion as of December 31, 2021. The unpaid principal balance of on-balance sheet AgVantage securities secured by loans eligible for the Rural Infrastructure Finance line of business totaled $3.0 billion as of both December 31, 2022 and December 31, 2021. The unpaid principal balance of outstanding off-balance sheet AgVantage securities totaled $1.2 million as of December 31, 2022 and $2.8 million as of December 31, 2021.

The following table provides information about the issuers of AgVantage securities and the required collateralization levels for those transactions as of December 31, 2022 and 2021:

Table 31

	As of December 31, 2022		As of December 31, 2021
Counterparty	Balance	Required Collateralization	Balance	Required Collateralization
	(dollars in thousands)
AgVantage:
CFC	$3,045,325	100%	$3,036,017	100%
MetLife	2,050,000	103%	2,050,000	103%
Rabo AgriFinance	2,855,000	105%	2,550,000	105%
Other(1)	1,059,600	100% to 125%	492,464	106% to 125%
Total outstanding	$9,009,925		$8,128,481
(1)Consists of AgVantage securities issued by 12 and 13 different issuers as of December 31, 2022 and 2021, respectively.

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

Credit Risk – Other Investments. As of December 31, 2022, Farmer Mac had $0.9 billion of cash and cash equivalents and $4.6 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's internal policies as well as Farmer Mac's Liquidity and Investment Regulations. In addition to establishing a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize Farmer Mac's exposure to financial market volatility, preserve capital, and support Farmer Mac's access to the debt markets.

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

The Liquidity and Investment Regulations and Farmer Mac's internal policies also establish concentration limits, which are intended to limit exposure to any single entity, issuer, or obligor. The Liquidity and Investment Regulations limit Farmer Mac's total credit exposure to any single entity, issuer, or obligor of securities to 10% of Farmer Mac's regulatory capital ($134.0 million as of December 31, 2022). However, Farmer Mac's current policy limits this total credit exposure to 5% of its regulatory capital ($67.0 million as of December 31, 2022). These exposure limits do not apply to obligations of U.S. government agencies or GSEs, although Farmer Mac's current policy restricts investing more than 100% of regulatory capital in the senior non-convertible debt securities of any one GSE.

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

Farmer Mac's $0.9 billion of cash and cash equivalents held as of December 31, 2022 mature within three months. As of December 31, 2022, $3.2 billion of the $4.6 billion of investment securities (70%) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year. Farmer Mac's floating rate investment securities are funded with floating rate debt. The fixed rate investment securities are generally funded in a manner consistent with Farmer Mac's overall funding strategy that approximates a duration and convexity match.

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

The following schedule summarizes the results of Farmer Mac's MVE and NES sensitivity analysis as of December 31, 2022 and 2021 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

Table 32

	Percentage Change in MVE from Base Case
Interest Rate Scenario(1)	As of December 31, 2022	As of December 31, 2021(1)
+100 basis points	(3.7)%	3.7%
-100 basis points	2.7%	(0.1)%

	Percentage Change in NES from Base Case
Interest Rate Scenario	As of December 31, 2022	As of December 31, 2021(1)
+100 basis points	0.4%	6.6%
-100 basis points	(0.6)%	(0.1)%
(1)The down 100 basis points shock scenario was replaced in 2020 with a proportional shock relative to 50% of the 3-month Treasury bill rate, with the approval of the Finance Committee of the Board of Directors. The replacement down shock scenario was negative 2 basis points as of December 31, 2021.

As of December 31, 2022, Farmer Mac's duration gap was positive 3.6 months, compared to negative 1.5 months as of December 31, 2021. Interest rates within the yield curve flattened during 2022 with the 2-year and 10-year U.S. Treasury Note yield-to-maturity increasing by approximately 370 basis points and 237 basis points, respectively, versus year-end 2021. This rate movement contributed to extending the duration of Farmer Mac's funded assets compared to its debt and financial derivatives, thereby lengthening Farmer Mac's duration gap.

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

As of December 31, 2022, Farmer Mac had $23.9 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to just over thirty years, of which $8.9 billion were pay-fixed interest rate swaps, $13.1 billion were receive-fixed interest rate swaps, and $1.9 billion were basis swaps.

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

Certain financial derivatives are designated as fair value hedges of fixed rate assets classified as available for sale or liabilities to protect against fair value changes in the assets or liabilities related to a benchmark interest rate (e.g., LIBOR or SOFR). Also, certain financial derivatives are designated as cash flow hedges to mitigate the volatility of future interest rate payments on floating rate debt.

As discussed in Note 4 to the consolidated financial statements, all financial derivatives are recorded on the balance sheet at fair value as derivative assets or as derivative liabilities. Changes in the fair values of undesignated financial derivatives are reported in "Gains on financial derivatives" in the consolidated statements of operations. For financial derivatives designated in fair value hedge accounting relationships, changes in the fair values of the hedged items related to the risk being hedged are reported in "Net interest income" in the consolidated statements of operations. Interest accruals on derivatives designated in fair value hedge accounting relationships are also recorded in "Net interest income" in the consolidated statements of operations. For financial derivatives designated in cash flow hedge accounting relationships, the unrealized gain or loss on the derivative is recorded in other comprehensive income. Because the hedging instrument is an interest rate swap and the hedged forecasted transactions are future interest payments on floating rate debt, amounts recorded in accumulated other comprehensive income are reclassified to "Total interest expense" in conjunction with the recognition of interest expense on the debt. All of Farmer Mac's interest rate swap transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty. As of both December 31, 2022 and 2021, Farmer Mac had no uncollateralized net exposures based on the mark-to-market value of the portfolio of interest rate swaps

Re-funding and repricing risk

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

As of December 31, 2022, Farmer Mac held $6.9 billion of floating rate assets in its lines of business and its investment portfolio that reset based on floating rate market indices, such as LIBOR or SOFR. As of the same date, Farmer Mac also had $8.9 billion of interest rate swaps outstanding where Farmer Mac pays a fixed rate of interest and receives a floating rate of interest, primarily LIBOR or SOFR.

Discontinuation of LIBOR

As described in "Risk Factors—Market Risk" in Part I, Item 1A, Farmer Mac faces risks associated with the reform, replacement, or discontinuation of the LIBOR benchmark interest rate and the transition to an alternative benchmark interest rate. Farmer Mac is evaluating the potential effect on our business of replacement benchmark interest rates expected to replace LIBOR, including SOFR, which is the replacement benchmark rate recommended by the Alternative Reference Rates Committee and designated by Adjustable Interest Rate (LIBOR) Act and implementing regulations.

As of December 31, 2022, Farmer Mac held $2.9 billion of floating rate assets in its lines of business and its investment portfolio, had issued $0.2 billion of floating rate debt, and had entered into $10.5 billion notional amount of interest rate swaps, each of which reset based on LIBOR. In addition, our Non-Cumulative Series C Preferred Stock currently pays a fixed rate of interest until July 17, 2024. It becomes redeemable at our option on July 18, 2024 and thereafter pays interest at a floating rate equal to three-month LIBOR plus 3.260%.

The market transition away from LIBOR and towards alternative benchmark interest rate indices may be complicated and are expected to require term and credit adjustments to accommodate for differences between the benchmark interest rate indices. The transition may also result in different financial performance for existing transactions, may require different hedging strategies, or may require renegotiation of existing transactions. As of December 31, 2022, we had $1.3 billion outstanding in medium-term notes based on SOFR, a potential alternative benchmark interest rate index.

Liquidity and Capital Resources

Farmer Mac's primary sources of funds to meet its liquidity and funding needs are the proceeds of its debt issuances, guarantee and commitment fees, net effective spread, loan repayments, and maturities of AgVantage and investment securities. Farmer Mac regularly accesses the debt capital markets for funding, and Farmer Mac has maintained steady access to the debt capital markets throughout 2022. Farmer Mac funds its purchases of eligible loan assets, USDA Securities, Farmer Mac Guaranteed Securities, and investment assets and finances its operations primarily by issuing debt obligations of various maturities in the debt capital markets. As of December 31, 2022, Farmer Mac had outstanding discount notes of $0.6 billion, medium-term notes that mature within one year of $7.5 billion, and medium-term notes that mature after one year of $17.0 billion.

Assuming continued access to the debt capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac has a contingency funding plan to manage unanticipated disruptions in its access to the debt capital markets. Farmer Mac must maintain a minimum of 90 days of liquidity under the Liquidity and Investment Regulations prescribed for Farmer Mac by FCA. In accordance with the methodology for calculating available days of liquidity under those regulations, Farmer Mac maintained a monthly average of 368 days of liquidity throughout 2022 and had 324 days of liquidity as of December 31, 2022.

Farmer Mac maintains cash, cash equivalents (including U.S. Treasury securities, operational deposits, and other short-term money market instruments), and other investment securities that can be drawn upon for liquidity needs. Farmer Mac's current policies authorize liquidity investments in:

•obligations of or fully guaranteed by the United States or a U.S. government agency;
•obligations of or fully guaranteed by GSEs;
•municipal securities;
•international and multilateral development bank obligations;
•money market instruments;
•diversified investment funds;
•asset-backed securities;
•corporate debt securities; and
•mortgage-backed securities.

The following table presents these assets as of December 31, 2022 and 2021:

Table 33

	As of December 31, 2022	As of December 31, 2021
	(in thousands)
Cash and cash equivalents	$861,002	$908,785
Investment securities:
Guaranteed by U.S. Government and its agencies	1,444,650	1,579,452
Guaranteed by GSEs	3,160,919	2,282,655
Asset-backed securities	19,027	19,254
Total	$5,485,598	$4,790,146

The objectives of the investment portfolio as of December 31, 2022 and 2021 are to provide a level of liquidity that mitigates enterprise risk, provides a reliable source of short-term and long-term liquidity, to prepare for the possibility of future volatility in the debt capital markets, and to support program asset growth.

Capital Requirements. Farmer Mac is subject to the following statutory capital requirements – minimum, critical, and risk-based. Farmer Mac must comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of December 31, 2022, Farmer Mac was in compliance with its statutory capital requirements and was classified as within "level 1" (the highest compliance level).

In accordance with FCA's rule on capital planning, Farmer Mac's board of directors has adopted a policy for maintaining a sufficient level of "Tier 1" capital (consisting of retained earnings, paid-in capital, common stock, and qualifying preferred stock). That policy restricts Tier 1-eligible dividends and any discretionary bonus payments if Tier 1 capital falls below specified thresholds. As of December 31, 2022 and 2021, Farmer Mac's Tier 1 capital ratio was 14.9% and 14.8%, respectively. As of December 31, 2022, Farmer Mac was in compliance with its capital adequacy policy. Farmer Mac does not expect its compliance on an ongoing basis with FCA's rule on capital planning, including Farmer Mac's policy on Tier 1 capital, to materially affect Farmer Mac's operations or financial condition.

For more information about the capital requirements applicable to Farmer Mac, its capital adequacy policy, and FCA's rule on capital planning, see "Business—Government Regulation of Farmer Mac—Capital Standards." See Note 9 to the consolidated financial statements for more information about Farmer Mac's capital position.

Discount and Medium-term Notes. The following table presents the amount and timing of Farmer Mac's known, fixed, and determinable discount and medium-term note obligations by payment date as of December 31, 2022. The payment amounts represent those amounts due to the investor (including return of discount and interest on debt) and do not include unamortized premiums or discounts or other similar carrying value adjustments.

Table 34

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Discount notes(1)	$568,079	$—	$—	$—	$568,079
Medium-term notes(1)	7,469,450	7,583,077	5,333,762	4,066,485	24,452,774
Interest payments on fixed rate medium-term notes(2)	374,223	467,003	271,625	337,919	1,450,770
Interest payments on floating rate medium-term notes(3)	84,757	121,559	81,188	48,219	335,723
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
(3)Calculated using the effective interest rates as of December 31, 2022. As a result, these amounts do not reflect the effects of changes in the interest rates effective on future interest rate reset dates.

Farmer Mac enters into financial derivatives contracts under which it either receives cash from counterparties, or is required to pay cash to them, depending on changes in interest rates. Financial derivatives are carried on the consolidated balance sheets at fair value, representing the net present value of expected future cash payments or receipts based on market interest rates as of the balance sheet date adjusted for the consideration of credit risk of Farmer Mac and its counterparties. The fair values of the contracts change daily as market interest rates change. Because the financial derivative liabilities recorded on the consolidated balance sheet as of December 31, 2022 do not represent the amounts that may ultimately be paid under the financial derivative contracts, those liabilities are not included in the table presented above. More information about financial derivatives is included in Note 2(f) and Note 6 to the consolidated financial statements.

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

Table 35

	As of December 31,
	2022	2021
	(in thousands)
LTSPCs	$3,423,155	$3,191,061
Mandatory commitments to purchase loans and USDA Securities	9,907	75,589

For more information about Farmer Mac's commitments to purchase loans, see Note 12 to the consolidated financial statements.

Off-Balance Sheet Arrangements

Farmer Mac offers approved lenders two credit enhancement alternatives to increase their liquidity or lending capacity while retaining the cash flow benefits of their loans: (1) certain categories of Farmer Mac Guaranteed Securities; and (2) LTSPCs. Both products are available through each of the Agricultural Finance and Rural Infrastructure Finance lines of business. For securitization trusts where Farmer Mac is the primary beneficiary, the trust assets and liabilities are included on Farmer Mac's consolidated balance sheet. For securitization trusts where Farmer Mac is not the primary beneficiary and in the event of deconsolidation, both of these alternatives create off-balance sheet obligations for Farmer Mac. See Note 12 to the consolidated financial statements for more information about consolidation and Farmer Mac's off-balance sheet business activities.

As of December 31, 2022 and 2021, outstanding off-balance sheet LTSPCs and Farmer Mac Guaranteed Securities totaled $3.9 billion and $3.8 billion, respectively. The following table presents the balance of outstanding LTSPCs and off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2022 and 2021:

Table 36

Outstanding Balance of LTSPCs and Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of December 31,
	2022	2021
	(in thousands)
Agricultural Finance:
Corporate AgFinance:
Unfunded Loan Commitments	$77,654	$47,070
Farm & Ranch:
LTSPCs and unfunded commitments	2,822,309	2,587,154
Farmer Mac Guaranteed Securities	500,953	578,358
Total Agricultural Finance obligations	3,400,916	3,212,582
Rural Infrastructure:
Rural Utilities:
LTSPCs and Unfunded Loan Commitments	512,592	556,837
Farmer Mac Guaranteed Securities	1,169	2,755
Renewable Energy:
Unfunded Loan Commitments	10,600	—
Total Rural Infrastructure obligations	524,361	559,592
Total off-balance sheet	$3,925,277	$3,772,174

See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk – Loans and Guarantees" and Notes 2(c), 2(d), 5 and 12 to the consolidated financial statements for more information about Farmer Mac Guaranteed Securities and Notes 2(m) and 12 to the consolidated financial statements for more information about LTSPCs.

Other Matters

None.

Supplemental Information

The following tables present quarterly and annual information about new business volume, repayments, and outstanding business volume:

Table 37

New Business Volume
	Agricultural Finance		Rural Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Total
	(in thousands)
For the quarter ended:
December 31, 2022	$1,114,255	$165,395	$140,222	$43,737	$1,463,609
September 30, 2022	1,927,209	169,932	547,117	61,653	2,705,911
June 30, 2022	1,418,397	107,916	326,899	35,307	1,888,519
March 31, 2022	2,452,539	103,353	377,965	41,636	2,975,493
December 31, 2021	2,075,540	411,838	631,338	12,594	3,131,310
September 30, 2021	1,791,662	122,043	609,745	4,152	2,527,602
June 30, 2021	925,950	159,958	410,666	3,441	1,500,015
March 31, 2021	1,087,897	186,393	171,546	23,484	1,469,320
December 31, 2020	907,316	242,394	145,416	44,313	1,339,439

For the year ended:
December 31, 2022	$6,912,400	$546,596	$1,392,203	$182,333	$9,033,532
December 31, 2021	5,881,049	880,232	1,823,295	43,671	8,628,247

Table 38

Repayments of Assets
	Agricultural Finance		Rural Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Total
	(in thousands)
For the quarter ended:
Scheduled	$447,976	$64,308	$75,671	$9,809	$597,764
Unscheduled	136,245	132,366	1,201	—	269,812
December 31, 2022	$584,221	$196,674	$76,872	$9,809	$867,576

Scheduled	$724,580	$38,018	$422,917	$13,429	$1,198,944
Unscheduled	296,763	64,439	—	—	361,202
September 30, 2022	$1,021,343	$102,457	$422,917	$13,429	$1,560,146

Scheduled	$1,114,779	$42,162	$159,491	$7,898	$1,324,330
Unscheduled	286,303	30,203	1,791	—	318,297
June 30, 2022	$1,401,082	$72,365	$161,282	$7,898	$1,642,627

Scheduled	$1,535,369	$39,480	$266,349	$7,790	$1,848,988
Unscheduled	434,794	60,947	397	—	496,138
March 31, 2022	$1,970,163	$100,427	$266,746	$7,790	$2,345,126

Scheduled	$928,663	$205,778	$816,802	$18,526	$1,969,769
Unscheduled	318,024	48,042	—	—	366,066
December 31, 2021	$1,246,687	$253,820	$816,802	$18,526	$2,335,835

Scheduled	$725,713	$406,285	$95,443	$4,043	$1,231,484
Unscheduled	374,287	—	201	—	374,488
September 30, 2021	$1,100,000	$406,285	$95,644	$4,043	$1,605,972

Scheduled	$380,684	$139,774	$225,257	$4,704	$750,419
Unscheduled	409,393	3,921	1,652	—	414,966
June 30, 2021	$790,077	$143,695	$226,909	$4,704	$1,165,385

Scheduled	$721,090	$120,621	$100,482	$2,671	$944,864
Unscheduled	501,651	82,090	2,279	—	586,020
March 31, 2021	$1,222,741	$202,711	$102,761	$2,671	$1,530,884

Scheduled	$365,732	$197,108	$405,597	$561	$968,998
Unscheduled	400,809	27,850	1,610	—	430,269
December 31, 2020	$766,541	$224,958	$407,207	$561	$1,399,267

For the year ended:
Scheduled	$3,822,704	$183,968	$924,428	$38,926	$4,970,026
Unscheduled	1,154,105	287,955	3,389	—	1,445,449
December 31, 2022	$4,976,809	$471,923	$927,817	$38,926	$6,415,475

Scheduled	$2,756,150	$872,458	$1,237,984	$29,944	$4,896,536
Unscheduled	1,603,355	134,053	4,132	—	1,741,540
December 31, 2021	$4,359,505	$1,006,511	$1,242,116	$29,944	$6,638,076

Table 39

Outstanding Business Volume
	Agricultural Finance		Rural Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Total
	(in thousands)
As of:
December 31, 2022	$17,728,792	$1,603,507	$6,359,613	$230,170	$25,922,082
September 30, 2022	17,199,347	1,634,786	6,296,263	196,242	25,326,638
June 30, 2022	16,591,999	1,567,311	6,172,063	148,018	24,479,391
March 31, 2022	16,575,595	1,540,760	6,006,446	120,609	24,243,410
December 31, 2021	16,094,639	1,537,834	5,895,227	86,763	23,614,463
September 30, 2021	15,565,589	1,379,816	6,080,691	92,695	23,118,791
June 30, 2021	14,873,926	1,664,059	5,566,591	92,585	22,197,161
March 31, 2021	14,738,052	1,647,796	5,382,835	93,848	21,862,531
December 31, 2020	14,872,894	1,664,115	5,314,051	73,035	21,924,095

Table 40

On-Balance Sheet Outstanding Business Volume
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
December 31, 2022	$13,693,810	$3,031,288	$5,251,427	$21,976,525
September 30, 2022	13,810,162	2,960,596	4,644,958	21,415,716
June 30, 2022	13,798,771	2,939,467	3,993,956	20,732,194
March 31, 2022	14,174,611	2,858,521	3,443,816	20,476,948
December 31, 2021	13,228,675	2,896,014	3,695,269	19,819,958
September 30, 2021	12,921,572	2,872,499	3,818,550	19,612,621
June 30, 2021	11,800,429	2,878,637	4,254,625	18,933,691
March 31, 2021	11,454,321	2,824,551	4,410,661	18,689,533
December 31, 2020	11,330,414	2,816,840	4,511,964	18,659,218

The following table presents the quarterly net effective spread (a non-GAAP measure) by segment:

Table 41

	Net Effective Spread(1)
	Agricultural Finance				Rural Infrastructure Finance				Treasury
	Farm & Ranch		Corporate AgFinance		Rural Utilities		Renewable Energy		Funding		Investments		Net Effective Spread
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
For the quarter ended:
December 31, 2022(2)	$32,770	0.98%	$7,471	1.94%	$4,960	0.34%	$935	1.76%	$27,656	0.42%	$(2,689)	0.19%	$71,103	1.07%
September 30, 2022	33,343	1.04%	7,600	1.99%	4,220	0.30%	705	1.97%	22,564	0.36%	(2,791)	(0.21)%	65,641	1.03%
June 30, 2022	32,590	1.05%	6,929	1.87%	3,733	0.27%	468	1.78%	18,508	0.30%	(1,282)	(0.10)%	60,946	0.99%
March 31, 2022	30,354	1.02%	7,209	1.96%	3,159	0.23%	375	1.69%	16,738	0.28%	4	—%	57,839	0.97%
December 31, 2021(2)	28,998	0.99%	6,321	1.84%	2,521	0.19%	356	1.53%	15,979	0.28%	158	0.01%	54,333	0.94%
September 30, 2021	28,914	1.06%	7,163	1.80%	2,067	0.16%	236	1.09%	17,386	0.31%	159	0.01%	55,925	0.99%
June 30, 2021	29,163	1.06%	6,676	1.65%	1,759	0.14%	378	1.80%	18,449	0.33%	126	0.01%	56,551	1.01%
March 31, 2021	26,461	0.98%	6,921	1.67%	1,720	0.14%	249	1.28%	18,394	0.33%	114	0.01%	53,859	0.97%
December 31, 2020	25,596	0.95%	6,237	1.53%	1,838	0.15%	123	1.20%	20,585	0.37%	143	0.01%	54,522	0.98%
(1)Farmer Mac excludes the Corporate segment in the presentation above because the segment does not have any interest-earning assets.
(2)See Note 14 to the consolidated financial statements for a reconciliation of GAAP net interest income by segment to net effective spread by segment for the years ended December 31, 2022 and 2021.

The following table presents quarterly core earnings (a non-GAAP measure) reconciled to net income attributable to common stockholders:

Table 42

	Core Earnings by Quarter End
	December 2022	September 2022	June 2022	March 2022	December 2021	September 2021	June 2021	March 2021	December 2020
	(in thousands)
Revenues:
Net effective spread	$71,103	$65,641	$60,946	$57,839	$54,333	$55,925	$56,551	$53,859	$54,522
Guarantee and commitment fees	4,677	4,201	4,709	4,557	4,637	4,322	4,334	4,240	4,652
Gains on sale of mortgage loans	—	—	—	—	6,539	—	—	—	—
Other	390	473	307	514	241	687	301	451	512
Total revenues	76,170	70,315	65,962	62,910	65,750	60,934	61,186	58,550	59,686

Credit related expense/(income):
Provision for/(release of) losses	1,945	450	(1,535)	(54)	(1,428)	255	(983)	(31)	2,973
REO operating expenses	819	—	—	—	—	—	—	—	—
Losses on sale of REO	—	—	—	—	—	—	—	—	22
Total credit related expense/(income)	2,764	450	(1,535)	(54)	(1,428)	255	(983)	(31)	2,995

Operating expenses:
Compensation and employee benefits	12,105	11,648	11,715	13,298	11,246	10,027	9,779	11,795	9,497
General and administrative	8,055	6,919	7,520	7,278	8,492	6,330	6,349	6,336	6,274
Regulatory fees	832	812	813	812	812	750	750	750	750
Total operating expenses	20,992	19,379	20,048	21,388	20,550	17,107	16,878	18,881	16,521

Net earnings	52,414	50,486	47,449	41,576	46,628	43,572	45,291	39,700	40,170
Income tax expense	11,210	10,303	9,909	9,024	9,809	9,152	9,463	8,520	8,470
Preferred stock dividends	6,791	6,791	6,792	6,791	6,792	6,774	5,842	5,269	5,269
Core earnings	$34,413	$33,392	$30,748	$25,761	$30,027	$27,646	$29,986	$25,911	$26,431

Reconciling items:
Gains/(losses) on undesignated financial derivatives due to fair value changes	$1,596	$6,441	$2,846	$2,612	$(1,242)	$(405)	$(3,020)	$3,236	$(3,005)
(Losses)/gains on hedging activities due to fair value changes	(148)	(624)	428	5,687	(2,079)	1,818	(5,866)	4,317	7,954
Unrealized gains/(losses) on trading assets	31	(757)	(285)	94	(76)	36	(61)	(14)	223
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	57	24	(62)	20	71	23	20	16	(77)
Net effects of terminations or net settlements on financial derivatives	1,268	(3,522)	2,536	15,512	(429)	(351)	109	1,165	1,583
Income tax effect related to reconciling items	(590)	(327)	(1,148)	(5,024)	789	(236)	1,852	(1,831)	(1,403)
Net income attributable to common stockholders	$36,627	$34,627	$35,063	$44,662	$27,061	$28,531	$23,020	$32,800	$31,706

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

Under the supervision and with the participation of Farmer Mac's Chief Executive Officer and Chief Financial Officer, Farmer Mac's management assessed the effectiveness of Farmer Mac's internal control over financial reporting as of December 31, 2022. In making this assessment, Farmer Mac's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on its evaluation under the COSO criteria, management concluded that Farmer Mac's internal control over financial reporting as of December 31, 2022 was effective.

Farmer Mac's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of Farmer Mac's internal control over financial reporting as of December 31, 2022, as stated in their report appearing below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of the Federal Agricultural Mortgage Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of the Federal Agricultural Mortgage Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Available-for-sale AgVantage Farmer Mac Guaranteed Securities

As disclosed by management, the Company guarantees and purchases general obligations of lenders and other financial institutions that are secured by pools of the types of loans eligible for purchase under Farmer Mac's Agricultural Finance or Rural Infrastructure Finance lines of business, which are referred to as AgVantage securities. As described in Notes 5 and 13 to the consolidated financial statements, the total unpaid principal balance of available-for-sale AgVantage securities as of December 31, 2022 was $8.0 billion, and the fair value of the available-for-sale AgVantage securities of December 31, 2022 was $7.6 billion. The fair value of AgVantage securities is estimated using a discounted cash flow model. The significant unobservable input used is the discount rate commensurate with the risks involved.

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
February 24, 2023

We have served as the Company’s auditor since 2010.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2022	December 31, 2021
	(in thousands)
Assets:
Cash and cash equivalents	$861,002	$908,785
Investment securities:
Available-for-sale, at fair value (amortized cost of $4,769,426 and $3,834,714, respectively)	4,579,564	3,836,391
Held-to-maturity, at amortized cost	45,032	44,970
Other investments	3,672	1,229
Total Investment Securities	4,628,268	3,882,590
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value (amortized cost of $8,019,495 and $6,135,807, respectively)	7,607,226	6,328,559
Held-to-maturity, at amortized cost	1,021,154	2,033,239
Total Farmer Mac Guaranteed Securities	8,628,380	8,361,798
USDA Securities:
Trading, at fair value	1,767	4,401
Held-to-maturity, at amortized cost	2,409,834	2,436,331
Total USDA Securities	2,411,601	2,440,732
Loans:
Loans held for investment, at amortized cost	9,011,820	8,314,096
Loans held for investment in consolidated trusts, at amortized cost	1,211,576	948,623
Allowance for losses	(15,089)	(14,041)
Total loans, net of allowance	10,208,307	9,248,678
Financial derivatives, at fair value	37,409	6,081
Accrued interest receivable (includes $12,514 and $10,418, respectively, related to consolidated trusts)	229,061	165,604
Guarantee and commitment fees receivable	47,151	45,538
Deferred tax asset, net	18,004	15,869
Prepaid expenses and other assets	263,927	45,334
Total Assets	$27,333,110	$25,121,009

Liabilities and Equity:
Liabilities:
Notes payable	$24,469,113	$22,713,771
Debt securities of consolidated trusts held by third parties	1,181,948	981,379
Financial derivatives, at fair value	175,326	35,554
Accrued interest payable (includes $8,081 and $9,619, respectively, related to consolidated trusts)	117,887	59,003
Guarantee and commitment obligation	46,582	43,926
Accounts payable and accrued expenses	68,863	71,726
Reserve for losses	1,433	1,950
Total Liabilities	26,061,152	23,907,309
Commitments and Contingencies (Note 12)
Equity:
Preferred stock:
Series C, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,382	73,382
Series D, par value $25 per share, 4,000,000 shares authorized, issued and outstanding	96,659	96,659
Series E, par value $25 per share, 3,180,000 shares authorized, issued and outstanding	77,003	77,003
Series F, par value $25 per share, 4,800,000 shares authorized, issued and outstanding	116,160	116,160
Series G, par value $25 per share, 5,000,000 shares authorized, issued and outstanding	121,327	121,327
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,270,265 shares and 9,235,205 shares outstanding, respectively	9,270	9,235
Additional paid-in capital	128,939	125,993
Accumulated other comprehensive (loss)/income, net of tax	(50,843)	3,853
Retained earnings	698,530	588,557
Total Equity	1,271,958	1,213,700
Total Liabilities and Equity	$27,333,110	$25,121,009
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021	2020
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$82,659	$18,660	$42,144
Farmer Mac Guaranteed Securities and USDA Securities	283,769	164,723	232,951
Loans	350,420	242,582	233,699
Total interest income	716,848	425,965	508,794
Total interest expense	445,908	204,014	312,946
Net interest income	270,940	221,951	195,848
(Provision for)/release of losses	(1,323)	860	(7,805)
Net interest income after (provision for)/release of losses	269,617	222,811	188,043
Non-interest income/(expense):
Guarantee and commitment fees	13,040	12,669	12,549
Gains on financial derivatives	22,631	324	1,744
Gains on sale of mortgage loans	—	6,539	—
(Losses)/gains on trading securities	(51)	(115)	50
Gains on sale of available-for-sale investment securities	—	253	—
Gains on sale of real estate owned	—	—	463
Release of/(provision for) reserve for losses	517	1,327	(250)
Other income	2,551	2,069	3,487
Non-interest income	38,688	23,066	18,043
Operating expenses:
Compensation and employee benefits	48,766	42,847	36,502
General and administrative	29,772	27,507	21,976
Regulatory fees	3,269	3,062	2,925
Real estate owned operating costs, net	819	—	—
Operating expenses	82,626	73,416	61,403
Income before income taxes	225,679	172,461	144,683
Income tax expense	47,535	36,372	30,307
Net income	178,144	136,089	114,376
Preferred stock dividends	(27,165)	(24,677)	(17,805)
Loss on retirement of preferred stock	—	—	(1,667)
Net income attributable to common stockholders	$150,979	$111,412	$94,904

Earnings per common share:
Basic earnings per common share	$14.00	$10.36	$8.85
Diluted earnings per common share	$13.87	$10.27	$8.80
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2022	2021	2020
	(in thousands
Net income	$178,144	$136,089	$114,376
Other comprehensive (loss)/income:
Net unrealized (losses)/gains on available-for-sale securities	(137,506)	8,867	37,291
Net changes in held-to-maturity securities	259	(8,451)	(12,677)
Net unrealized gains/(losses) on cash flow hedges	68,012	22,084	(21,780)
Other comprehensive (loss)/income before tax	(69,235)	22,500	2,834
Income tax benefit/(expense) related to other comprehensive (loss)/income	14,539	(4,724)	(596)
Other comprehensive (loss)/income net of tax	(54,696)	17,776	2,238
Comprehensive income	$123,448	$153,865	$116,614
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
	(in thousands)
Balance as of December 31, 2019	9,400	$228,374	10,712	$10,712	$119,304	$(16,161)	$456,777	$799,006
Cumulative effect adjustment from adoption of current expected credit loss standard	—	—	—	—	—	—	(2,099)	(2,099)
Balance as of January 1, 2020	9,400	$228,374	10,712	$10,712	$119,304	$(16,161)	$454,678	$796,907
Net Income	—	—	—	—	—	—	114,376	114,376
Other comprehensive income, net of tax	—	—	—	—	—	2,238	—	2,238
Cash dividends:
Preferred stock	—	—	—	—	—	—	(17,805)	(17,805)
Common stock (cash dividend of $0.80 per share)	—	—	—	—	—	—	(34,333)	(34,333)
Issuance of Series E Preferred Stock	3,180	77,003	—	—	—	—	—	77,003
Issuance of Series F Preferred Stock	4,800	116,160	—	—	—	—	—	116,160
Redemption of Series A preferred stock	(2,400)	(58,333)	—	—	—	—	—	(58,333)
Loss on retirement of preferred stock	—	—	—	—	—	—	(1,667)	(1,667)
Issuance of Class C Common Stock	—	—	29	29	56	—	—	85
Repurchase of Class C Common Stock	—	—	(4)	(4)	—	—	(231)	(235)
Stock-based compensation cost	—	—	—	—	4,128	—	—	4,128
Other stock-based award activity	—	—	—	—	(589)	—	—	(589)
Balance as of December 31, 2020	14,980	$363,204	10,737	$10,737	$122,899	$(13,923)	$515,018	$997,935
Net Income	—	—	—	—	—	—	136,089	136,089
Other comprehensive income, net of tax	—	—	—	—	—	17,776	—	17,776
Cash dividends:
Preferred stock	—	—	—	—	—	—	(24,677)	(24,677)
Common stock (cash dividend of $0.88 per share)	—	—	—	—	—	—	(37,873)	(37,873)
Issuance of Series G Preferred Stock	5,000	121,327	—	—	—	—	—	121,327
Issuance of Class C Common Stock	—	—	29	29	116	—	—	145
Stock-based compensation cost	—	—	—	—	4,310	—	—	4,310
Other stock-based award activity	—	—	—	—	(1,332)	—	—	(1,332)
Balance as of December 31, 2021	19,980	$484,531	10,766	$10,766	$125,993	$3,853	$588,557	$1,213,700
Net Income	—	—	—	—	—	—	178,144	178,144
Other comprehensive loss, net of tax	—	—	—	—	—	(54,696)	—	(54,696)
Cash dividends:
Preferred stock	—	—	—	—	—	—	(27,165)	(27,165)
Common stock (cash dividend of $0.95 per share)	—	—	—	—	—	—	(41,006)	(41,006)
Issuance of Class C Common Stock	—	—	35	35	190	—	—	225
Stock-based compensation cost	—	—	—	—	4,625	—	—	4,625
Other stock-based award activity	—	—	—	—	(1,869)	—	—	(1,869)
Balance as of December 31, 2022	19,980	$484,531	10,801	$10,801	$128,939	$(50,843)	$698,530	$1,271,958
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	2022	2021	2020
	(in thousands)
Cash flows from operating activities:
Net income	$178,144	$136,089	$114,376
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums, and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Securities	720	17,314	8,343
Amortization of debt premiums, discounts, and issuance costs	19,656	6,780	21,319
Net change in fair value of trading securities, hedged assets, and financial derivatives	689,998	205,701	(240,545)
Gain on sale of real estate owned	—	—	(463)
Gain on the sale of available-for-sale investment securities	—	(253)	—
Gain on the sale of mortgage loans	—	(6,539)	—
Total (provision for)/release of allowance for losses	806	(2,187)	8,055
Excess tax benefits related to stock-based awards	101	292	(440)
Deferred income taxes	12,406	(1,630)	(2,826)
Stock-based compensation expense	4,624	4,311	4,128
Purchases of loans held for sale	—	—	(59,150)
Proceeds from the sale of loans held for sale	—	—	15,000
Proceeds from repayment of loans purchased as held for sale	33,311	46,968	59,370
Net change in:
Interest receivable	(63,777)	4,446	10,319
Guarantee and commitment fees receivable	1,043	(34)	164
Other assets	(126,054)	(9,830)	(10,304)
Accrued interest payable	58,884	(9,526)	(22,732)
Custodial deposit liability	(7,666)	44,955	—
Other liabilities	7,075	(445)	839
Net cash provided by/(used in) operating activities	809,271	436,412	(94,547)
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(2,472,056)	(2,004,911)	(2,852,658)
Purchases of other investment securities	(2,443)	(1,229)	—
Purchases of Farmer Mac Guaranteed Securities and USDA Securities	(5,275,733)	(4,380,901)	(2,074,701)
Purchases of loans held for investment	(2,592,924)	(2,916,493)	(3,043,392)
Purchases of defaulted loans	—	(8,713)	(6,272)
Proceeds from repayment of available-for-sale investment securities	1,440,201	1,740,000	1,961,895
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Securities	4,429,364	4,027,726	2,517,957
Proceeds from repayment of loans purchased as held for investment	1,321,989	1,889,408	1,715,663
Proceeds from sale of loans previously classified as held for investment	9,000	301,393	—
Proceeds from sale of available-for-sale investment securities	—	257,524	—
Proceeds from sale of Farmer Mac Guaranteed Securities	99,643	—	41,248
Proceeds from sale of real estate owned	—	—	4,169
Net cash used in investing activities	(3,042,959)	(1,096,196)	(1,736,091)
Cash flows from financing activities:
Proceeds from issuance of discount notes	52,470,273	61,112,365	68,548,733
Proceeds from issuance of medium-term notes	9,031,116	11,173,147	13,509,754
Proceeds from third parties from issuance of debt securities of consolidated trusts	258,198	—	—
Payments to redeem discount notes	(54,085,418)	(60,743,066)	(68,960,492)
Payments to redeem medium-term notes	(5,192,159)	(10,586,370)	(10,414,765)
Payments to third parties on debt securities of consolidated trusts	(226,291)	(480,272)	(504,807)
Proceeds from common stock issuance	192	117	56
Retirement of preferred stock	—	—	(60,000)
Proceeds from preferred stock issuance, net of stock issuance costs	—	121,327	193,163
Tax payments related to share-based awards	(1,835)	(1,305)	(560)
Purchases of common stock	—	—	(235)
Dividends paid on common and preferred stock	(68,171)	(61,315)	(50,649)
Net cash provided by financing activities	2,185,905	534,628	2,260,198
Net change in cash and cash equivalents	(47,783)	(125,156)	429,560
Cash and cash equivalents at beginning of period	908,785	1,033,941	604,381
Cash and cash equivalents at end of period	$861,002	$908,785	$1,033,941

Cash paid during the period for:
Interest	269,327	198,593	283,335
Income taxes	33,800	36,300	30,000
Non-cash activity:
Loans securitized as Farmer Mac Guaranteed Securities	162,875	113,175	165,054
Loans held for investment transferred to consolidated trusts	297,713	—	—
Reclassification of defaulted loans from loans held for investment in consolidated trusts to loans held for investment	3,977	24,690	47,036
Reclassification of loans held for sale to loans held for investment	—	—	44,150
Reclassification of loans held for investment to loans held for sale	—	301,551	—
Net assets obtained in securitization	—	15,369	—
Matured securities receivable	97,500	—	—
(Recovery)/charge-off from the allowance for losses	84	(1,054)	5,759
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

Farmer Mac has revised its prior period financial information to correct an error that was not material to those previous consolidated financial statements, taken as a whole. For more information on the revision, refer to Note 15, Revision of Prior Period Financial Statements.

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

Interest Income Recognition on Interest-Only Farmer Mac Guaranteed Securities ("IO-FMGS")

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

(e)Securitization

Securitization involves the transfer of financial assets to another entity in exchange for cash and/or beneficial interests in the assets transferred. Farmer Mac or third parties transfer agricultural mortgage loans, Rural Infrastructure loans, or USDA securities into trusts that are used as vehicles for the securitization of the transferred financial assets. The trusts issue Farmer Mac Guaranteed Securities that are beneficial interests in the assets of the trusts, to either Farmer Mac or third-party investors. Farmer Mac guarantees principal and interest payments on the securities issued by the trusts and receives guarantee fees as compensation for its guarantee. Farmer Mac recognizes guarantee fees on the accrual basis over the terms of the Farmer Mac Guaranteed Securities, which generally coincide with the terms of the underlying loans. As such, no guarantee fees are unearned at the end of any reporting period.

Farmer Mac is required to perform under its guarantee obligation when the underlying loans for the off-balance sheet Farmer Mac Guaranteed Securities do not make their scheduled installment payments. When a loan underlying a Farmer Mac Guaranteed Security (other than Farmer Mac Guaranteed Securities structured as real estate mortgage investment conduits pursuant to 26 U.S.C. §§ 860A-860G) becomes 90 days or more past due, Farmer Mac may, in its sole discretion, repurchase the loan from the trust and generally does repurchase such loans, thereby reducing the principal balance of the outstanding Farm & Ranch Guaranteed Security. When Farmer Mac purchases a delinquent loan underlying a Farmer Mac Guaranteed Security, Farmer Mac stops accruing the guarantee fee upon loan purchase.

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
3.A retained interest-only strip of a Farmer Mac Guaranteed Security (IO-FMGS) security.

The above assets and liabilities were initially recorded on the consolidated balance sheets at fair value. For more information on fair value measurement see Footnote 13.

The securitization trust used to effect this transaction was a variable interest entity that Farmer Mac does not consolidate. See Table 2.4 below for more information about these trusts.

Gains or losses arising from securitization are recorded as the difference between the transferred loans’ carrying values and the sum of (a) the initial fair value of the assets or liabilities received and (b) net cash proceeds. For the year ended December 31, 2021, Farmer Mac recorded $6.5 million in gains attributable to securitization activity. These gains were reported in “Gains on sale of mortgage loans” in the consolidated statements of operations. Farmer Mac recorded no gains attributable to securitization activity for both the years ended December 31, 2022 and 2020.

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

Changes in the fair values of financial derivatives not designated as cash flow or fair value hedges were reported in "Gains on financial derivatives" in the consolidated statements of operations. For financial derivatives designated in fair value hedge accounting relationships, changes in the fair values of hedged items related to the risk being hedged are reported in the same interest income or expense line item as income or expense from the hedged financial asset or liability in the consolidated statements of operations. Interest accruals on derivatives designated in fair value hedge relationships are also recorded in "Net interest income" in the consolidated statements of operations. For financial derivatives designated in cash flow hedge relationships, the unrealized gain or loss on the derivative is recorded in other comprehensive income. Because the hedging instrument is an interest rate swap and the hedged forecasted transactions are future interest payments on variable rate debt, amounts recorded in accumulated other comprehensive income are reclassified to "Total interest expense" in conjunction with the recognition of interest expense on the debt.

Collateralized Agreements and Offsetting Arrangements

Over-the-Counter Derivatives

Farmer Mac uses master netting and collateral agreements to reduce our credit risk exposure to our over-the-counter derivative ("OTC") counterparties for interest-rate swap derivatives. Master netting agreements provide for the netting of amounts receivable and payable from an individual counterparty, as well as posting of collateral in the form of cash depending on which party is in a liability position.

Farmer Mac has master netting agreements in place with most of our OTC derivative counterparties. The market value of each counterparty's derivatives outstanding is calculated to determine the amount of our net credit exposure, which is equal to the market value of derivatives in net gain position by counterparty after giving consideration to collateral posted. In the event a counterparty defaults on its obligation under the derivatives agreement and the default is not remedied in the manner prescribed by the agreement, Farmer Mac has a right under the agreement to sell the collateral. As a result, Farmer Mac's use of master netting and collateral agreements reduce our exposure to our counterparties in the event of default.

Cleared Derivatives

The majority of Farmer Mac's interest-rate swaps are subject to the central clearing requirement. Changes in the value of cleared derivatives are settled daily via payments made through the clearinghouse. Farmer Mac nets the exposure by clearinghouse and clearing member.

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

In 2020, Farmer Mac adopted the Current Expected Credit Loss standard. The cumulative effect adjustment from adoption of the standard is included in the Consolidated Statements of Equity.

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

(i)Earnings Per Common Share

Basic earnings per common share ("EPS") is based on the daily weighted-average number of shares of common stock outstanding. Diluted earnings per common share is based on the daily weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive stock appreciation rights ("SARs") and unvested restricted stock awards. The following schedule reconciles basic and diluted EPS for the years ended December 31, 2022, 2021 and 2020:

Table 2.1

	For the Years Ended December 31,
	2022			2021			2020
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$150,979	10,791	$14.00	$111,412	10,758	$10.36	$94,904	10,728	$8.85
Effect of dilutive securities(1)
SARs and restricted stock	—	92	(0.13)	—	88	(0.09)	—	58	(0.05)
Diluted EPS	$150,979	10,883	$13.87	$111,412	10,846	$10.27	$94,904	10,786	$8.80
(1)For the years ended December 31, 2022, 2021 and 2020, SARs and restricted stock of 32,448, 39,326, and 74,336, respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the years ended December 31, 2022, 2021 and 2020, contingent shares of unvested restricted stock of 18,535, 18,183, and 12,680 respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.

(j)Income Taxes

Deferred federal income tax assets and liabilities are established for temporary differences between financial and taxable income and are measured using the current enacted statutory tax rate. Income tax expense is equal to the income taxes payable in the current year plus the net change in the deferred tax asset or liability balance.

Deferred tax assets are measured at rates enacted for the periods in which they are expected to be realized. To the extent rates change, the deferred tax asset will be adjusted to reflect the new rate. A increase in corporate tax rates would result in an increase in the value of the deferred tax asset.

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

Farmer Mac recognized $4.6 million, $4.3 million, and $4.1 million of compensation expense related to SARs and non-vested restricted stock awards for 2022, 2021, and 2020, respectively.

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

The following table presents the changes in accumulated other comprehensive income ("AOCI"), net of tax, by component for the years ended December 31, 2022, 2021, and 2020.

Table 2.2

	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total
	(in thousands)
Balance as of January 1, 2020	$(43,397)	$32,845	$(5,609)	$(16,161)
Other comprehensive income/(loss) before reclassifications	32,739	—	(21,606)	11,133
Amounts reclassified from AOCI	(3,279)	(10,016)	4,400	(8,895)
Net comprehensive income/(loss)	29,460	(10,016)	(17,206)	2,238
Balance as of December 31, 2020	$(13,937)	$22,829	$(22,815)	$(13,923)
Other comprehensive income before reclassifications	9,114	—	11,602	20,716
Amounts reclassified from AOCI	(2,109)	(6,676)	5,845	(2,940)
Net comprehensive income/(loss)	7,005	(6,676)	17,447	17,776
Balance as of December 31, 2021	$(6,932)	$16,153	$(5,368)	$3,853
Other comprehensive (loss)/income before reclassifications	(108,624)	—	54,688	(53,936)
Amounts reclassified from AOCI	(5)	204	(959)	(760)
Net comprehensive (loss)/income	(108,629)	204	53,729	(54,696)
Balance as of December 31, 2022	$(115,561)	$16,357	$48,361	$(50,843)

The following table presents other comprehensive income activity, the impact on net income of amounts reclassified from each component of AOCI, and the related tax impact for the years ended December 31, 2022, 2021, and 2020:

Table 2.3

	For the Years Ended December 31,
	2022			2021			2020
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive income:
Available-for-sale-securities:
Unrealized holding (losses)/gains on available-for-sale securities	$(137,500)	$(28,876)	$(108,624)	$11,537	$2,423	$9,114	$41,442	$8,703	$32,739
Less reclassification adjustments included in:
Net interest income(1)	—	—	—	(2,333)	(490)	(1,843)	(3,895)	(818)	(3,077)
Gains on sale of available-for-sale investment securities(2)	—	—	—	(253)	(53)	(200)	—	—	—
Other income(3)	(6)	(1)	(5)	(84)	(18)	(66)	(256)	(54)	(202)
Total	$(137,506)	$(28,877)	$(108,629)	$8,867	$1,862	$7,005	$37,291	$7,831	$29,460
Held-to-maturity securities:
Less reclassification adjustments included in:
Net interest income(4)	259	55	204	(8,451)	(1,775)	(6,676)	(12,677)	(2,661)	(10,016)
Total	$259	$55	$204	$(8,451)	$(1,775)	$(6,676)	$(12,677)	$(2,661)	$(10,016)
Cash flow hedges
Unrealized gains/(losses) on cash flow hedges	$69,225	$14,537	$54,688	$14,685	$3,083	$11,602	$(27,350)	$(5,744)	$(21,606)
Less reclassification adjustments included in:
Net interest income(5)	(1,213)	(254)	(959)	7,399	1,554	5,845	5,570	1,170	4,400
Total	$68,012	$14,283	$53,729	$22,084	$4,637	$17,447	$(21,780)	$(4,574)	$(17,206)
Other comprehensive (loss)/income	$(69,235)	$(14,539)	$(54,696)	$22,500	$4,724	$17,776	$2,834	$596	$2,238
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

(m) Guarantees

Farmer Mac accounts for its LTSPCs as guarantees. LTSPCs and securitization trusts where Farmer Mac is not the primary beneficiary result in the creation of guarantee obligations for Farmer Mac. Farmer Mac records, at the inception of a guarantee or LTSPC, a liability for the fair value of its obligation to stand ready to perform under the terms of each guarantee or LTSPC and an asset that is equal to the fair value of the fees that will be received over the life of each guarantee or LTSPC. The fair values of the guarantee obligation and asset at inception are based on the present value of expected cash flows using management's best estimate of certain key assumptions, which include prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. Because the cash flows of these instruments may be interest rate path dependent, these values and projected discount rates are derived using a Monte Carlo simulation model. The guarantee obligation and corresponding asset are later amortized into guarantee and commitment fee income in relation to the decrease in the unpaid principal balance on the underlying Agricultural Finance real estate mortgage loans and Rural Infrastructure Finance loans.

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

For a significant portion of Farmer Mac's investment portfolio, including most asset-backed securities, senior agency debt securities, and Government/GSE guaranteed mortgage-backed securities, fair value is primarily determined using a reputable and nationally recognized third-party pricing service. The prices obtained are non-binding and generally representative of recent market trades on similar securities. The fair value of certain asset-backed and Government guaranteed mortgage-backed securities are estimated based on quotations from brokers or dealers. Farmer Mac corroborates its primary valuation source by obtaining a secondary price from another independent third-party pricing service. Farmer Mac classifies these fair value measurements as "Level 2."

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

Available-for-Sale and Trading Farmer Mac Guaranteed Securities and USDA Securities

Farmer Mac estimates the fair value of its Farmer Mac Guaranteed Securities and USDA Securities by discounting the projected cash flows of these instruments at discount rates commensurate with the risks involved. The fair values are based on the present value of expected cash flows using management's best estimate of certain key assumptions, which include prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. Farmer Mac classifies these fair value measurements as Level 3 because there is limited market activity and therefore require the use of significant unobservable inputs in estimating the fair value.

Financial Derivatives

The fair value of exchange-traded U.S. Treasury futures is based on unadjusted quoted prices for identical financial instruments. Farmer Mac classifies these fair value measurements as Level 1.

Farmer Mac's derivative portfolio consists primarily of interest rate swaps and forward sales contracts on the debt of other GSEs. Farmer Mac estimates the fair value of these financial instruments primarily based upon a third-party accounting and valuation system. The third-party accounting and valuation system determines the fair value of the interest rate swaps using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments. In addition, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. The credit valuation adjustments associated with the Company’s derivatives utilize model-derived credit spreads, which are Level 3 inputs. As of December 31, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of these interest rate contracts and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies these derivative instruments as Level 2 due to the observable nature of the significant inputs utilized.

Additionally, Farmer Mac internally values its derivative portfolio using a discounted cash flow valuation technique and obtains counterparty valuations to corroborate the third-party accounting and valuation system.

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

The VIEs in which Farmer Mac has a variable interest are limited to securitization trusts. The major factor in determining if Farmer Mac is the primary beneficiary is whether Farmer Mac has the power to direct the activities of the trust that potentially have the most significant impact on the economic performance of the trust. Generally, the ability to make decisions regarding default mitigation is evidence of that power. Farmer Mac determined that it is the primary beneficiary for the securitization trusts related to most Agricultural Finance securitization transactions because of its rights as guarantor under both programs to control the default mitigation activities of the trusts. For certain securitization trusts created when loans subject to LTSPCs were converted to Farmer Mac Guaranteed Securities, Farmer Mac determined that it was not the primary beneficiary since the power to make decisions regarding default mitigation was shared among unrelated parties. For these trusts, the shared power provisions are substantive with respect to decision-making power and relate to the same activity (i.e., default mitigation). For similar securitization transactions where the power to make decisions regarding default mitigation was shared with a related party, Farmer Mac determined that it was the primary beneficiary because the applicable accounting guidance does not permit parties within a related party group to conclude that the power is shared. In the event that a related party status changes, consolidation or deconsolidation of these securitization trusts could occur.

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

In 2021, Farmer Mac executed a structured securitization of a $299.4 million pool of Farm & Ranch loans. For more information about this securitization, see Note 2(e) - Securitization. The securitization trust used to effect this transaction was a variable interest entity that Farmer Mac has not consolidated. Farmer Mac determined that it was not the primary beneficiary of the securitization trust because the subordinate class majority holder has the unilateral right to remove Farmer Mac as Master Servicer with or without cause.

The following tables present, by segment, details about the consolidation of VIEs:

Table 2.4

	Consolidation of Variable Interest Entities
	As of December 31, 2022
	Agricultural Finance	Treasury	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost	$1,211,576	$—	$1,211,576
Debt securities of consolidated trusts held by third parties (1)(2)	1,181,948	—	1,181,948
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value	28,466	—	28,466
Maximum exposure to loss (3)	31,208	—	31,208
Investment securities:
Carrying value (4)	—	3,138,619	3,138,619
Maximum exposure to loss (3) (4)	—	3,341,427	3,341,427
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (3) (5)	500,953	—	500,953
(1)Includes borrower remittances of $8.1 million. The borrower remittances had not been passed through to third-party investors as of December 31, 2022.
(2)Includes $37.7 million in unamortized discount related to a structured securitization transaction.
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
Farmer Mac adopted optional expedients specific to discounting transition on a retrospective basis, and as a result of this election, the discounting transition did not have a material effect on Farmer Mac's financial position, results of operations, or cash flows. Farmer Mac is exploring the adoption of additional optional expedients, including contract modification relief, and does not expect this to have a material effect on Farmer Mac's financial position, results of operations, or cash flows.

ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848	The amendments in this Update deferred the sunset date in Topic 848 from December 31, 2022 to December 31, 2024.	December 21, 2022	Farmer Mac continues to evaluate the impact of ASC 848.
Recently Issued Accounting Guidance

Standard	Description	Effect on Consolidated Financial Statements
ASU 2022-01, Fair Value Hedging - Portfolio Layer Method	The Update introduces the portfolio layer method, which expands the current single-layer method to allow multiple hedged layers of a single closed portfolio under the method (previously named, last-of-layer method). Additionally, it expands the scope of the portfolio layer method to include non-prepayable assets, specifies eligible hedging instruments in a single-layer hedge, provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method, specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio, and provides that an entity may reclassify HTM debt securities identified within 30 days of the date of adoption to AFS if the entity applies portfolio layer method hedging to those debt securities.	Farmer Mac is continuing to evaluate the use of the portfolio layer method in its hedging programs, although future use of the standard is dependent on its asset-liability management strategies in the context of the then current interest rate outlook. Farmer Mac does not believe adoption of the standard will have a material effect on Farmer Mac's financial position, results of operations, or cash flows.
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
We adopted this guidance effective January 1, 2023 on a prospective basis and will provide additional disclosures as required.

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

Zions Bancorporation, National Association:

Farmer Mac considers Zions Bancorporation, National Association and its affiliates ("Zions") a related party because Zions owns approximately 31.2% of Farmer Mac's Class A voting common stock. The following transactions occurred between Farmer Mac and Zions during 2022, 2021, and 2020:

Table 3.1

	For the Years Ended December 31,
	2022	2021	2020
	(in thousands)
Unpaid Principal Balance:
Purchases:
Loans	$274,517	$214,319	$177,143
USDA Securities	4,171	9,565	10,764
Sales of Farmer Mac Guaranteed Securities	99,643	—	41,247

The purchases of loans from Zions under the Agricultural Finance line of business represented approximately 12.9%, 8.0%, and 7.1% of Agricultural Finance mortgage loan purchases for the years ended December 31, 2022, 2021, and 2020, respectively, and 9.6%, 5.6% and 6.2%, respectively, of total Agricultural Finance mortgage loan business volume (excluding AgVantage and USDA Securities). The purchases of USDA Securities from Zions represented approximately 1.5%, 2.1%, and 1.4% of total purchases of USDA Securities for the years ended December 31, 2022, 2021, and 2020, respectively. Outstanding Agricultural Finance mortgage loans purchased and USDA Securities purchased from Zions represented 3.5% and 3.4%, respectively, of Farmer Mac's outstanding business volume as of December 31, 2022 and 2021.

Zions retained servicing fees of $10.4 million, $11.0 million, and $11.8 million in 2022, 2021, and 2020, respectively, for its work as a Farmer Mac servicer.

National Rural Utilities Cooperative Financial Corporation:

Farmer Mac considers the National Rural Utilities Cooperative Financial Corporation ("CFC") a related party because CFC owns approximately 7.91% of Farmer Mac's Class A voting common stock and because a member of Farmer Mac's board of directors had an affiliation with CFC through June 2021. The following transactions occurred between Farmer Mac and CFC during 2022, 2021, and 2020:

Table 3.2

Farmer Mac Loan Purchases and Guarantees
	For the Years Ended December 31,
	2022	2021	2020
	(in thousands)
Unpaid Principal Balance:
Loans	$386,998	$127,117	$272,943
LTSPCs	30,421	—	—
On-balance sheet AgVantage Securities	670,000	1,450,000	250,000
Total purchases and guarantees	$1,087,419	$1,577,117	$522,943

The transactions with CFC represented 46.7% of Farmer Mac's loan purchase volume under the Rural Infrastructure Finance line of business for 2022, compared to 36.9% of Rural Infrastructure Finance loan purchase volume for 2021 and 36.7% for 2020. These transactions represented 13.4%, 37.0%, and 19.2% of AgVantage securities volume for 2022, 2021, and 2020, respectively, and represented 12.0%, 18.4%, and 9.1% of new business volume for 2022, 2021, and 2020, respectively. Of Farmer Mac's total outstanding business volume as of December 31, 2022 and 2021, Rural Utilities loans, loans under LTSPCs, and AgVantage securities issued by CFC represented 18.7% and 19.5%, respectively.

Farmer Mac had interest receivable of $18.2 million and $7.8 million as of December 31, 2022 and 2021, respectively, and earned interest income of $79.4 million, $50.0 million, and $63.1 million during 2022, 2021, and 2020, respectively, related to its AgVantage transactions with CFC.

As of both December 31, 2022 and 2021, Farmer Mac had $0.1 million of commitment fees receivable from CFC and earned commitment fees of $1.1 million, $1.2 million, and $1.3 million, respectively for 2022, 2021, and 2020.

CFC retained servicing fees of $3.4 million, $3.3 million, and $3.3 million in 2022, 2021, and 2020, respectively, for its work as a Farmer Mac central servicer.

CoBank:

Farmer Mac considers CoBank a related party because CoBank owns approximately 32.6% of Farmer Mac's Class B voting common stock.

Farmer Mac purchased $376.0 million, $207.5 million, and $416.8 million of loans and participations from CoBank, under the Rural Infrastructure Finance line of business in 2022, 2021, and 2020, respectively. The transactions with CoBank represented 45.4%, 60.2%, and 56.0% of Farmer Mac's loan purchase transactions under the Rural Infrastructure Finance line of business for 2022, 2021, and 2020, respectively. Of Farmer Mac's total outstanding business volume as of December 31, 2022 and 2021, CoBank's Rural Infrastructure Finance loans and unfunded commitments represented 6.3% and 5.6%, respectively, of total outstanding volume.

CoBank retained servicing fees of $3.5 million, $3.2 million, and $2.3 million in 2022, 2021, and 2020, respectively, for its work as a Farmer Mac central servicer.

AgFirst Farm Credit Bank:

Farmer Mac considers AgFirst Farm Credit Bank ("AgFirst") a related party because AgFirst owns approximately 16.8% of Farmer Mac's Class B voting common stock.

AgFirst entered into $0.0 million, $11.0 million, and $32.5 million of Agricultural Finance LTSPC transactions in 2022, 2021, and 2020, respectively, and the aggregate balance of Agricultural Finance LTSPCs outstanding as of December 31, 2022 and 2021 was $387.1 million and $363.9 million, respectively. In each of 2022, 2021, and 2020, Farmer Mac received $1.2 million in commitment fees from AgFirst, and had $0.1 million of commitment fees receivable as of both December 31, 2022 and 2021.

AgFirst owns certain securities backed by rural housing loans. Farmer Mac guarantees the last ten percent of losses (based on the original principal balance at the time of pooling) from each loan in the pool backing those securities. As of December 31, 2022 and 2021, the outstanding balance of those securities owned by AgFirst was $2.2 million and $4.0 million, respectively. Farmer Mac received guarantee fees of $15,000, $19,000, and $25,000 in 2022, 2021, and 2020, respectively, on those securities.

Farm Credit Bank of Texas:

Farmer Mac considers Farm Credit Bank of Texas a related party because the bank owns approximately 7.7% of Farmer Mac's Class B voting common stock. Farmer Mac received from Farm Credit Bank of Texas commitment fees of $2.9 million, $1.9 million, and $1.2 million in 2022, 2021, and 2020, respectively. The aggregate amount of Agricultural Finance LTSPCs outstanding with Farm Credit Bank of Texas as of December 31, 2022 and 2021 was $881.6 million and $625.6 million, respectively. In each of 2022, 2021, and 2020, Farm Credit Bank of Texas retained $0.1 million in servicing fees for its work as a Farmer Mac central servicer.

Other Related Party Transactions:

Farmer Mac considers Bath State Bank and Farm Credit of Florida related parties because a member of Farmer Mac's board of directors is affiliated with those entities. Farmer Mac purchased $0.0 million, $2.3 million, and $9.2 million in USDA Securities from Bath State Bank in 2022, 2021, and 2020, respectively. Farmer Mac purchased $2.1 million and $5.0 million in Agricultural Finance mortgage loans from Bath State Bank in 2022 and 2021, respectively. Farmer Mac did not purchase any Agricultural Finance mortgage loans from Bath State Bank in 2020.

Farmer Mac purchased $0.0 million, $1.1 million, and $0.2 million of Agricultural Finance mortgage loans from Farm Credit of Florida in 2022, 2021, and 2020.

4.INVESTMENT SECURITIES

The following tables set forth information about Farmer Mac's available-for-sale and held-to-maturity investment securities as of December 31, 2022 and 2021:

Table 4.1

	As of December 31, 2022
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost(1)	Allowance for losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,700	$—	$19,700	$(33)	$—	$(640)	$19,027
Floating rate Government/GSE guaranteed mortgage-backed securities	2,433,696	(200)	2,433,496	—	1,954	(42,910)	2,392,540
Fixed rate GSE guaranteed mortgage-backed securities	1,207,416	(30,321)	1,177,095	—	2,128	(130,837)	1,048,386
Fixed rate U.S. Treasuries	1,145,915	(6,780)	1,139,135	—	621	(20,145)	1,119,611
Total available-for-sale	4,806,727	(37,301)	4,769,426	(33)	4,703	(194,532)	4,579,564
Held-to-maturity:
Floating rate Government/GSE guaranteed mortgage-backed securities(3)	45,032	—	45,032	—	2,433	—	47,465
Total held-to-maturity	$45,032	$—	$45,032	$—	$2,433	$—	$47,465
(1)Amounts presented exclude $10.6 million of accrued interest receivable on investment securities as of December 31, 2022.
(2)Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in the consolidated statement of operations as a provision for losses. Amount excludes unrealized losses relating to non-credit factors.
(3)The held-to-maturity investment securities had a weighted average yield of 4.5% as of December 31, 2022.

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

Farmer Mac did not sell any securities from its available-for-sale investment portfolio during the years ended December 31, 2022 and 2020. During the year ended December 31, 2021, Farmer Mac received proceeds of $257.5 million, from the sale of securities from its available-for-sale investment portfolio, resulting in gains of $0.3 million.

As of December 31, 2022 and 2021, unrealized losses on available-for-sale investment securities were as follows:

Table 4.2

	As of December 31, 2022
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,027	$(640)
Floating rate Government/GSE guaranteed mortgage-backed securities	1,884,146	(36,976)	193,964	(5,934)
Fixed rate Government/GSE guaranteed mortgage-backed securities	621,215	(56,434)	336,782	(74,403)
Fixed rate U.S. Treasuries	314,524	(2,842)	704,780	(17,303)
Total	$2,819,885	$(96,252)	$1,254,553	$(98,280)

Number of securities in loss position		174		51

	As of December 31, 2021
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,254	$(394)
Floating rate Government/GSE guaranteed mortgage-backed securities	459,195	(619)	37,307	(477)
Fixed rate Government/GSE guaranteed mortgage-backed securities	406,805	(5,730)	—	—
Fixed rate U.S. Treasuries	1,123,439	(3,070)	51,031	(184)
Total	$1,989,439	$(9,419)	$107,592	$(1,055)

Number of securities in loss position		69		24

The unrealized losses presented above are principally due to a general widening of market spreads and changes in the levels of interest rates from the dates of acquisition to December 31, 2022 and December 31, 2021, as applicable. The resulting decrease in fair values reflects an increase in the perceived risk by the financial markets related to those securities. As of both December 31, 2022 and December 31, 2021, all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government or had credit ratings of at least "AA+."

Securities in unrealized loss positions for 12 months or longer have a fair value as of December 31, 2022 that is, on average, approximately 92.7% of their amortized cost basis. Farmer Mac believes that all of these unrealized losses are recoverable within a reasonable period of time by way of maturity or changes in credit spreads.

The amortized cost, fair value, and weighted-average yield of available-for-sale investment securities by remaining contractual maturity as of December 31, 2022 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 4.3

	As of December 31, 2022
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$780,641	$769,179	0.52%
Due after one year through five years	658,748	648,594	3.09%
Due after five years through ten years	2,577,103	2,420,688	3.49%
Due after ten years	752,934	741,103	4.17%
Total	$4,769,426	$4,579,564	3.06%

5.FARMER MAC GUARANTEED SECURITIES AND USDA SECURITIES

The following tables set forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities as of December 31, 2022 and 2021:

Table 5.1

	As of December 31, 2022
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost(1)	Allowance for losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$1,000,689	$(95)	$1,000,594	$(59)	$353	$(54,098)	$946,790
Farmer Mac Guaranteed USDA Securities	20,586	33	20,619	—	2	(856)	19,765
Total Farmer Mac Guaranteed Securities	1,021,275	(62)	1,021,213	(59)	355	(54,954)	966,555
USDA Securities	2,384,946	24,888	2,409,834	—	668	(312,824)	2,097,678
Total held-to-maturity	$3,406,221	$24,826	$3,431,047	$(59)	$1,023	$(367,778)	$3,064,233
Available-for-sale:
AgVantage	$8,008,067	$806	$8,008,873	$(546)	$2,061	$(411,009)	$7,599,379
Farmer Mac Guaranteed Securities(3)	—	10,622	10,622	—	—	(2,775)	7,847
Total available-for-sale	$8,008,067	$11,428	$8,019,495	$(546)	$2,061	$(413,784)	$7,607,226
Trading:
USDA Securities(4)	$1,770	$80	$1,850	$—	$—	$(83)	$1,767
(1)Amounts presented exclude $51.5 million, $44.4 million, and $47,000 of accrued interest receivable on available-for-sale, held-to-maturity, and trading securities, respectively, as of December 31, 2022.
(2)Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in the statement of financial operations as a provision for losses. Amount excludes unrealized losses relating to non-credit factors.
(3)Fair value includes $7.8 million of an interest-only security with a notional amount of $250.1 million.
(4)The trading USDA securities had a weighted average yield of 4.84% as of December 31, 2022.

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

As of December 31, 2022 and 2021, unrealized losses on held-to-maturity and available-for-sale on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities were as follows:

Table 5.2

	As of December 31, 2022
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$548,634	$(11,455)	$382,358	$(42,643)
Farmer Mac Guaranteed USDA Securities	19,790	(856)	—	—
USDA Securities	2,086,108	(312,824)	—	—
Total held-to-maturity	$2,654,532	$(325,135)	$382,358	$(42,643)

Available-for-sale:
AgVantage	$4,642,096	$(267,886)	$1,548,551	$(143,123)
Farmer Mac Guaranteed Securities	7,847	(2,775)	—	—
Total available-for-sale	$4,649,943	$(270,661)	$1,548,551	$(143,123)

	As of December 31, 2021
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$1,387,236	$(12,764)	$—	$—

Available-for-sale:
AgVantage	$1,867,364	$(17,263)	$90,971	$(2,747)

The unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to December 31, 2022 and 2021, as applicable.

The credit exposure related to Farmer Mac's USDA Securities in the Agricultural Finance line of business is covered by the full faith and credit guarantee of the United States of America.

The unrealized losses from AgVantage securities were on 95 and 13 available-for-sale securities as of December 31, 2022 and 2021, respectively. There were 37 and 10 held-to-maturity AgVantage securities with an unrealized loss as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, 13 and 2 available-for-sale AgVantage securities, respectively, had been in a loss position for more than 12 months. As of December 31, 2022, there were 4 held-to-maturity AgVantage securities in a loss position for more than 12 months. As of December 31, 2021, there were no held-to-maturity AgVantage securities in a loss position for more than 12 months.

During the three years ended December 31, 2022, 2021, and 2020, Farmer Mac had no sales of AgVantage Farmer Mac Guaranteed Securities, USDA Farmer Mac Guaranteed Securities or USDA Trading Securities and, therefore, Farmer Mac realized no gains or losses.

The amortized cost, fair value, and weighted-average yield of available-for-sale and held-to-maturity Farmer Mac Guaranteed Securities and USDA Securities by remaining contractual maturity as of December 31, 2022 are set forth below. The balances presented are based on their contractual maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 5.3

	As of December 31, 2022
	Available-for-Sale Securities
	Amortized Cost(1)	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$1,675,756	$1,670,398	4.27%
Due after one year through five years	3,295,169	3,149,966	3.49%
Due after five years through ten years	1,331,931	1,230,818	3.50%
Due after ten years	1,716,639	1,556,044	4.12%
Total	$8,019,495	$7,607,226	3.78%
(1)Amounts presented exclude $51.5 million of accrued interest receivable.

	As of December 31, 2022
	Held-to-Maturity Securities
	Amortized Cost(1)	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$375,930	$369,834	2.86%
Due after one year through five years	660,556	605,494	2.15%
Due after five years through ten years	276,635	243,939	3.15%
Due after ten years	2,117,926	1,844,966	3.29%
Total	$3,431,047	$3,064,233	2.99%
(1)Amounts presented exclude $44.4 million of accrued interest receivable.

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

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements. The table below includes accrued interest on cleared swaps, but excludes $6.1 million and $3.0 million of accrued interest receivable and $3.6 million and $1.9 million of accrued interest payable on uncleared swaps as of December 31, 2022 and 2021, respectively. The aforementioned accrued interest on uncleared swaps is included within Accrued Interest Receivable and Accrued Interest Payable on the consolidated balance sheets.
Table 6.1

	As of December 31, 2022
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Term (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Receive fixed non-callable	$10,033,750	$19	$(4,686)	4.31%	2.03%		1.64
Pay fixed non-callable	8,149,871	13,689	(366)	2.23%	4.33%		10.76
Receive fixed callable	2,764,577	461	(174,757)	4.21%	1.98%		3.18
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	588,000	27,275	—	1.93%	4.72%		5.05
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	187,479	1,065	(1)	3.05%	4.09%		4.52
Receive fixed non-callable	287,750	—	(130)	4.31%	1.16%		1.76
Basis swaps	1,860,384	112	(456)	4.40%	4.42%		2.46
Treasury futures	6,800	—	(142)			114.38
Netting adjustments(1)		(5,212)	5,212
Total financial derivatives	$23,878,611	$37,409	$(175,326)
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

As of December 31, 2022, Farmer Mac expects to reclassify $14.8 million after-tax from accumulated other comprehensive income to earnings over the next twelve months related to cash flow hedges. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges after December 31, 2022. During the years ended December 31, 2022, 2021, and 2020, there were no gains or losses from interest rate swaps designated as cash flow hedges reclassified to earnings because it was probable that the originally forecasted transactions would occur.

The following tables summarize the net income/(expense) recognized in the consolidated statements of operations related to derivatives for the years ended December 31, 2022, 2021, and 2020:

Table 6.2

	For the Year Ended December 31, 2022
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Gains on financial derivatives
	(in thousands)
Total amounts presented in the consolidated statement of operations	$82,659	$283,769	$350,420	$(445,908)	$22,631	$293,571
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	2,727	(19,486)	(501)	(61,941)	—	(79,201)
Recognized on hedged items	16,199	142,809	56,141	(132,406)	—	82,743
Premium/discount amortization recognized on hedged items	(754)	—	—	(2,116)	—	(2,870)
Income/(expense) related to interest settlements on fair value hedging relationships	$18,172	$123,323	$55,640	$(196,463)	$—	$672

Gains/(losses) on fair value hedging relationships:
Recognized on derivatives	$104,722	$553,530	$351,116	$(489,445)	$—	$519,923
Recognized on hedged items	(105,889)	(553,393)	(341,162)	486,323	—	(514,121)
Gains/(losses) on fair value hedging relationships	$(1,167)	$137	$9,954	$(3,122)	$—	$5,802

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$1,213	$—	$1,213
Recognized on hedged items	—	—	—	(12,847)	—	(12,847)
Discount amortization recognized on hedged items	—	—	—	(57)	—	(57)
Expense recognized on cash flow hedges	$—	$—	$—	$(11,691)	$—	$(11,691)

Gains on financial derivatives not designated in hedging relationships:
Gains on interest rate swaps	$—	$—	$—	$—	$13,012	$13,012
Interest expense on interest rate swaps	—	—	—	—	(7,619)	(7,619)
Treasury futures	—	—	—	—	17,238	17,238
Gains on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$22,631	$22,631

	For the Year Ended December 31, 2021
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Gains on financial derivatives
		(in thousands)
Total amounts presented in the consolidated statement of operations:	$18,660	$164,723	$242,582	$(204,014)	$324	$222,275
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	(1,002)	(85,302)	(27,167)	42,591	—	(70,880)
Recognized on hedged items	1,792	119,896	46,842	(51,484)	—	117,046
Discount amortization recognized on hedged items	—	—	—	(1,118)	—	(1,118)
Income/(expense) related to interest settlements on fair value hedging relationships	$790	$34,594	$19,675	$(10,011)	$—	$45,048

Gains/(losses) on fair value hedging relationships:
Recognized on derivatives	$1,688	$178,252	$97,459	$(98,332)	$—	$179,067
Recognized on hedged items	(1,218)	(176,304)	(97,502)	95,617	—	(179,407)
Gains/(losses) on fair value hedging relationships	$470	$1,948	$(43)	$(2,715)	$—	$(340)

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$(7,399)	$—	$(7,399)
Recognized on hedged items	—	—	—	(2,657)	—	(2,657)
Discount amortization recognized on hedged items	—	—	—	(37)	—	(37)
Expense recognized on cash flow hedges	$—	$—	$—	$(10,093)	$—	$(10,093)

Gains on financial derivatives not designated in hedge relationships:
Losses on interest rate swaps	$—	$—	$—	$—	$(2,144)	$(2,144)
Interest expense on interest rate swaps	—	—	—	—	3,259	3,259
Treasury futures	—	—	—	—	(791)	(791)
Gains on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$324	$324

	For the Year Ended December 31, 2020
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income			Non-Interest Income	Total
	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Gains on financial derivatives

Total amounts presented in the consolidated statement of operations:	$232,951	$233,699	$(312,946)	$1,744	$155,448
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	(60,056)	(19,135)	26,386	—	(52,805)
Recognized on hedged items	126,170	40,793	(51,230)	—	115,733
Discount amortization recognized on hedged items	—	—	(745)	—	(745)
Income/(expense) related to interest settlements on fair value hedging relationships	$66,114	$21,658	$(25,589)	$—	$62,183

Gains/(losses) on fair value hedging relationships:
Recognized on derivatives	$(201,021)	$(76,565)	$43,332	$—	$(234,254)
Recognized on hedged items	202,624	73,426	(45,720)	—	230,330
Gains/(losses) on fair value hedging relationships	$1,603	$(3,139)	$(2,388)	$—	$(3,924)

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$(5,570)	$—	$(5,570)
Recognized on hedged items	—	—	(4,553)	—	(4,553)
Discount amortization recognized on hedged items	—	—	(13)	—	(13)
Expense recognized on cash flow hedges	$—	$—	$(10,136)	$—	$(10,136)

Gains on financial derivatives not designated in hedge relationships:
Losses on interest rate swaps	$—	$—	$—	$(2,214)	$(2,214)
Interest expense on interest rate swaps	—	—	—	5,808	5,808
Treasury futures	—	—	—	(1,850)	(1,850)
Gains on financial derivatives not designated in hedge relationships	$—	$—	$—	$1,744	$1,744

The following table shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships as of December 31, 2022 and 2021:

Table 6.3

	Hedged Items in Fair Value Relationship
	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments included in the Carrying Amount of the Hedged Assets/(Liabilities)
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(in thousands)
Investment securities, Available-for-Sale, at fair value	$876,063	$458,653	$(107,107)	$(1,218)
Farmer Mac Guaranteed Securities, Available-for-Sale, at fair value	4,814,784	4,276,002	(346,873)	206,520
Loans held for investment, at amortized cost	1,623,301	1,668,142	(327,278)	13,832
Notes Payable(1)	(12,151,382)	(7,081,150)	531,086	39,992
(1)Carrying amount represents amortized cost.

The following tables present the fair value of financial assets and liabilities, based on the terms of Farmer Mac's master netting arrangements as of December 31, 2022 and 2021:

Table 6.4

	December 31, 2022
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amount Recognized	Gross Amounts offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet(1)	Netting Adjustments	Financial instruments pledged	Cash Collateral(2)	Net Amount
	(in thousands)
Assets:
Uncleared derivatives	$27,132	$—	$27,132	$(27,132)	$—	$—	$—
Cleared derivatives	14,450	(5,212)	9,238	—	203,993	—	213,231
Total	$41,582	$(5,212)	$36,370	$(27,132)	$203,993	$—	$213,231

Liabilities:
Uncleared derivatives	$(149,864)	$—	$(149,864)	$27,132	$—	$121,065	$(1,667)
Cleared derivatives	(5,212)	5,212	—	—	—	—	—
Total	$(155,076)	$5,212	$(149,864)	$27,132	$—	$121,065	$(1,667)
(1)Amounts presented may not agree to the consolidated balance sheet related to counterparties not subject to master netting agreements.
(2)Cash collateral excludes $23.7 million of collateral posted related to counterparties not subject to master netting agreements.

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

Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets. Any investment securities posted as collateral are included in the investment securities balances on the consolidated balance sheets. If Farmer Mac had breached certain provisions of the derivative contracts as of December 31, 2022 or 2021, it could have been required to settle its obligations under the agreements, but would not have been required to post additional collateral. As of December 31, 2022 and 2021, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

Of Farmer Mac's $23.9 billion notional amount of interest rate swaps outstanding as of December 31, 2022, $19.5 billion were cleared through the swap clearinghouse, the Chicago Mercantile Exchange ("CME"). Of Farmer Mac's $17.5 billion notional amount of interest rate swaps outstanding as of December 31, 2021, $14.9 billion were cleared through the CME. During 2022 and throughout 2021, Farmer Mac continued the use of non-cleared basis swaps to prepare for the transition away from the use of LIBOR as a reference rate.

7.NOTES PAYABLE

Farmer Mac's borrowings consist of discount notes and medium-term notes, both of which are unsecured general obligations of Farmer Mac. Discount notes generally have original maturities of 1.0 year or less, whereas medium-term notes generally have maturities of 0.5 years to 25.0 years.

The following tables set forth information related to Farmer Mac's borrowings as of December 31, 2022 and 2021:

Table 7.1

	December 31, 2022
	Outstanding as of December 31, 2022		Average Outstanding During the Year
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$565,578	3.91%	$1,325,026	0.96%
Medium-term notes	2,547,733	3.54%	1,442,932	2.11%
Current portion of medium-term notes	4,920,864	1.49%
Total due within one year	$8,034,175	2.31%
Due after one year:
Medium-term notes due in:
Two years	$4,072,740	1.71%
Three years	3,506,480	2.10%
Four years	2,967,625	1.44%
Five years	2,361,197	3.12%
Thereafter	4,057,982	2.60%
Total due after one year	$16,966,024	2.15%
Total principal net of discounts	$25,000,199	2.20%
Hedging adjustments	(531,086)
Total	$24,469,113

	December 31, 2021
	Outstanding as of December 31		Average Outstanding During the Year
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$2,167,979	0.05%	$1,822,714	0.08%
Medium-term notes	837,580	0.09%	1,956,870	0.12%
Current portion of medium-term notes	3,981,240	0.75%
Total due within one year	$6,986,799	0.45%
Due after one year:
Medium-term notes due in:
Two years	$4,179,985	0.81%
Three years	2,554,906	0.87%
Four years	2,119,805	0.85%
Five years	2,810,894	1.07%
Thereafter	4,106,144	1.69%
Total due after one year	$15,771,734	1.10%
Total principal net of discounts	$22,758,533	0.90%
Hedging adjustments	(44,762)
Total	$22,713,771

The maximum amount of Farmer Mac's discount notes outstanding at any month end during each of the years ended December 31, 2022 and 2021 was $2.2 billion and $2.4 billion, respectively.

Callable medium-term notes give Farmer Mac the option to redeem the debt at par value on a specified call date or at any time on or after a specified call date. The following table summarizes by maturity date the amounts and costs for Farmer Mac debt callable in 2023 as of December 31, 2022:

Table 7.2

Debt Callable in 2023 as of December 31, 2022, by Maturity
	Amount	Weighted-Average Rate
	(dollars in thousands)
Maturity:
2024	$587,271	1.74%
2025	816,087	1.91%
2026	1,109,736	1.21%
2027	650,013	2.30%
Thereafter	1,712,917	2.19%
Total	$4,876,024	1.88%

The following schedule summarizes the earliest interest rate reset date, or debt maturities, of total borrowings outstanding as of December 31, 2022, including callable and non-callable medium-term notes, assuming callable notes are redeemed at the initial call date:

Table 7.3

	Earliest Interest Rate Reset Date, or Debt Maturities, of Borrowings Outstanding
	Amount	Weighted-Average Rate
	(dollars in thousands)
Debt with interest rate resets, or debt maturities in:
2023	$9,512,484	2.67%
2024	3,957,769	1.63%
2025	3,181,100	1.84%
2026	2,809,720	1.25%
2027	2,070,417	2.90%
Thereafter	3,468,709	2.26%
Total principal net of discounts	$25,000,199	2.20%

During the years ended December 31, 2022 and 2021, Farmer Mac called $26.0 million and $2.0 billion of callable medium-term notes, respectively.

Authority to Borrow from the U.S. Treasury

Farmer Mac's statutory charter authorizes it, upon satisfying certain conditions, to borrow up to $1.5 billion from the U.S. Treasury through the issuance of debt obligations to the U.S. Treasury. Any funds borrowed from the U.S. Treasury may be used solely to fulfill Farmer Mac's guarantee obligations. Any debt obligations issued by Farmer Mac under this authority would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac. The charter requires Farmer Mac to repurchase any of its debt obligations held by the U.S. Treasury within a reasonable time. As of December 31, 2022, Farmer Mac had not used this borrowing authority.

Gains on Repurchases of Outstanding Debt

During the years ended December 31, 2022 and 2021, Farmer Mac repurchased $27.0 million and $23.0 million of outstanding debt at a gain of $0.2 million and $0.0 million, respectively.

8.LOANS

Farmer Mac classifies loans as either held for investment or held for sale. Loans held for investment are recorded at the unpaid principal balance, net of unamortized premium or discount and other cost basis adjustments. Loans held for sale are reported at the lower of cost or fair value determined on a pooled basis. As of both December 31, 2022 and 2021, Farmer Mac had no loans held for sale, respectively.

Under the Agricultural Finance line of business, Farmer Mac has two segments – Farm & Ranch and Corporate AgFinance. The segments are characterized by similarities in risk attributes and the manner in which Farmer Mac monitors and assesses credit risk.

The following table includes loans held for investment and displays the composition of the loan balances as of December 31, 2022 and 2021:

Table 8.1

	As of December 31, 2022			As of December 31, 2021
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Agricultural Finance loans
Farm & Ranch	$5,150,750	$1,211,576	$6,362,326	$4,775,070	$948,623	$5,723,693
Corporate AgFinance	1,166,253	—	1,166,253	1,123,300	—	1,123,300
Total Agricultural Finance loans	6,317,003	1,211,576	7,528,579	5,898,370	948,623	6,846,993
Rural Infrastructure Finance loans	3,021,266	—	3,021,266	2,389,136	—	2,389,136
Total unpaid principal balance(1)	9,338,269	1,211,576	10,549,845	8,287,506	948,623	9,236,129
Unamortized premiums, discounts, fair value hedge basis adjustment, and other cost basis adjustments	(326,449)	—	(326,449)	26,590	—	26,590
Total loans	9,011,820	1,211,576	10,223,396	8,314,096	948,623	9,262,719
Allowance for losses	(14,629)	(460)	(15,089)	(13,477)	(564)	(14,041)
Total loans, net of allowance	$8,997,191	$1,211,116	$10,208,307	$8,300,619	$948,059	$9,248,678
(1)Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business.

Allowance for Losses

The following table is a summary, by asset type, of the allowance for losses as of December 31, 2022 and 2021:

Table 8.2

	December 31, 2022	December 31, 2021
	Allowance for Losses	Allowance for Losses
	(in thousands)
Loans:
Agricultural Finance loans
Farm & Ranch	$4,044	$2,882
Corporate AgFinance	2,731	560
Total Agricultural Finance Loans	6,775	3,442
Rural Infrastructure Finance loans	8,314	10,599
Total	$15,089	$14,041

The following is a summary of the changes in the allowance for losses for each year in the three-year period ended December 31, 2022:

Table 8.3

	Agricultural Finance loans			Rural Infrastructure Finance loans
	Farm & Ranch	Corporate AgFinance	Total
	(in thousands)
Balance as of December 31, 2019(1)	$8,830	$1,624	$10,454	$—
Cumulative effect adjustment from adoption of current expected credit loss standard	(2,735)	(1,174)	(3,909)	5,378
Adjusted Beginning Balance	$6,095	$450	$6,545	$5,378
Provision for losses	3,068	(109)	2,959	4,709
Charge-offs	(5,759)	—	(5,759)	—
Balance as of December 31, 2020(2)	$3,404	$341	$3,745	$10,087
(Release of)/provision for losses	(1,576)	219	(1,357)	512
Recovery	1,054	—	1,054	—
Balance as of December 31, 2021(3)(4)(5)	$2,882	$560	$3,442	$10,599
Provision for/(release of) losses	1,246	2,171	3,417	(2,285)
Charge-offs	(84)	—	(84)	—
Balance as of December 31, 2022(3)(4)(5)	$4,044	$2,731	$6,775	$8,314
(1)Prior to the adoption of ASU 2016-13, "Financial Instruments - Credit Losses," effective January 1, 2020, Farmer Mac maintained an allowance for loan losses to cover estimated probable incurred losses on loans held.
(2)Allowance for losses reflects the adoption of ASU 2016-13, "Financial Instruments - Credit Losses," effective January 1, 2020
(3)As of December 31, 2022 and 2021, allowance for losses for Agricultural Finance Farm & Ranch loans includes $1.9 million and $0.0 million allowance for collateral dependent assets secured by agricultural real estate, respectively.
(4)As of December 31, 2022 and 2021, allowance for losses for Agricultural Finance Corporate AgFinance loans includes $2.4 million and $0.0 million allowance for collateral dependent assets secured by agricultural real estate, respectively.
(5)As of both December 31, 2022 and 2021, allowance for losses for Rural Infrastructure Finance loans includes no allowance for collateral dependent assets.

The $2.3 million net release from the allowance for the Rural Infrastructure Finance portfolio during the year ended December 31, 2022 was primarily attributable to a risk rating upgrade on a single loan and improvements in forecasts of future economic conditions. The risk rating upgrade on that loan reflected that borrower's successful securitization of its large payable that arose during the arctic freeze that struck Texas in February 2021. The $3.4 million net provision to the allowance for the Agricultural Finance mortgage loan portfolio during the year ended December 31, 2022 was primarily attributable to a risk rating downgrade on a single agricultural storage and processing loan, due to its ongoing bankruptcy proceedings.

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

The following table presents the unpaid principal balances by delinquency status of Farmer Mac's loans and non-performing assets as of December 31, 2022 and 2021:

Table 8.4

	As of December 31, 2022
	Accruing
	Current	30-59 Days	60-89 Days	90 Days and Greater(2)	Total Past Due	Nonaccrual loans(3)(4)	Total Loans
	(in thousands)
Loans(1):
Agricultural Finance loans
Farm & Ranch	$6,287,326	$10,066	$392	$1,140	$11,598	$63,402	$6,362,326
Corporate AgFinance	1,150,690	—	—	—	—	15,563	1,166,253
Total Agricultural Finance loans	7,438,016	10,066	392	1,140	11,598	78,965	7,528,579
Rural Infrastructure Finance loans	3,021,266	—	—	—	—	—	3,021,266
Total	$10,459,282	$10,066	$392	$1,140	$11,598	$78,965	$10,549,845
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
(4)Includes $22.0 million of nonaccrual loans for which there was no associated allowance. During the year ended December 31, 2022, Farmer Mac received $5.6 million in interest on nonaccrual loans, respectively.

	As of December 31, 2021
	Accruing
	Current	30-59 Days	60-89 Days	90 Days and Greater(2)	Total Past Due	Nonaccrual loans(3)(4)	Total Loans
	(in thousands)
Loans(1):
Agricultural Finance loans
Farm & Ranch	$5,591,770	$4,548	$568	$—	$5,116	$126,807	$5,723,693
Corporate AgFinance	1,123,300	—	—	—	—	—	1,123,300
Total Agricultural Finance loans	6,715,070	4,548	568	—	5,116	126,807	6,846,993
Rural Infrastructure Finance loans	2,389,136	—	—	—	—	—	2,389,136
Total	$9,104,206	$4,548	$568	$—	$5,116	$126,807	$9,236,129
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

Credit Quality Indicators

The following tables present credit quality indicators related to Agricultural Finance mortgage loans and Rural Infrastructure Finance loans held as of December 31, 2022 and 2021, by year of origination:

Table 8.5

	As of December 31, 2022
	Year of Origination:
	2022	2021	2020	2019	2018	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance - Farm & Ranch loans(1):
Internally Assigned Risk Rating:
Acceptable	$1,157,829	$1,704,547	$1,187,474	$360,704	$242,491	$947,535	$385,503	$5,986,083
Special mention(2)	91,099	68,260	25,629	11,254	5,325	17,797	2,452	221,816
Substandard(3)	3,094	8,814	22,976	23,937	17,845	67,654	10,107	154,427
Total	$1,252,022	$1,781,621	$1,236,079	$395,895	$265,661	$1,032,986	$398,062	$6,362,326

For the Year Ended:
Current period charge-offs	$—	$—	$—	$—	$—	$(84)	$—	$(84)
Current period recoveries	—	—	—	—	—	—	—	—
Current period Agricultural Finance net charge-offs	$—	$—	$—	$—	$—	$(84)	$—	$(84)
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

	As of December 31, 2022
	Year of Origination:
	2022	2021	2020	2019	2018	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance - Corporate AgFinance(1):
Internally Assigned Risk Rating:
Acceptable	$145,263	$299,729	$221,560	$108,230	$76,454	$44,827	$232,107	$1,128,170
Special mention(2)	—	—	—	20,698	—	—	2,145	22,843
Substandard(3)	—	—	4,598	—	—	—	10,642	15,240
Total	$145,263	$299,729	$226,158	$128,928	$76,454	$44,827	$244,894	$1,166,253

For the Year Ended:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—
Current period Agricultural Finance net charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

	As of December 31, 2022
	Year of Origination:
	2022	2021	2020	2019	2018	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Rural Infrastructure Finance loans(1):
Internally Assigned Risk Rating:
Acceptable	$741,021	$220,420	$629,223	$739,270	$7,932	$649,830	$33,570	$3,021,266
Special mention(2)	—	—	—	—	—	—	—	—
Substandard(3)	—	—	—	—	—	—	—	—
Total	$741,021	$220,420	$629,223	$739,270	$7,932	$649,830	$33,570	$3,021,266

For the Year Ended:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—
Current period Rural Infrastructure net charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

	As of December 31, 2021
	Year of Origination:
	2021	2020	2019	2018	2017	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance - Farm & Ranch loans(1):
Internally Assigned Risk Rating:
Acceptable	$1,786,446	$1,300,798	$399,394	$277,061	$271,234	$957,357	$349,949	$5,342,239
Special mention(2)	84,795	50,057	30,168	3,670	9,133	14,646	3,227	195,696
Substandard(3)	1,654	4,997	26,237	27,109	38,703	75,780	11,278	185,758
Total	$1,872,895	$1,355,852	$455,799	$307,840	$319,070	$1,047,783	$364,454	$5,723,693

For the Year Ended:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	(1,054)	—	—	(1,054)
Current period Agricultural Finance net recoveries	$—	$—	$—	$—	$(1,054)	$—	$—	$(1,054)
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

	As of December 31, 2021
	Year of Origination:
	2021	2020	2019	2018	2017	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance - Corporate AgFinance loans(1):
Internally Assigned Risk Rating:
Acceptable	$351,614	$240,712	$140,742	$47,856	$32,618	$47,360	$195,415	$1,056,317
Special mention(2)	—	—	21,031	44,407	—	—	1,545	66,983
Substandard(3)	—	—	—	—	—	—	—	—
Total	$351,614	$240,712	$161,773	$92,263	$32,618	$47,360	$196,960	$1,123,300

For the Year Ended:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—
Current period Agricultural Finance net recoveries	$—	$—	$—	$—	$—	$—	$—	$—
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

During 2022, 2021, and 2020, Farmer Mac paid a quarterly dividend of $0.95, $0.88, and $0.80 per share on all classes of its common stock. Farmer Mac's ability to declare and pay dividends on its common stock could be restricted if it fails to comply with applicable capital requirements.

Farmer Mac's board of directors approved a share repurchase program during third quarter 2015 authorizing Farmer Mac to repurchase up to $25.0 million of its outstanding Class C non-voting common stock. The share repurchase program, last modified on March 14, 2019, authorized Farmer Mac to repurchase up to $10.0 million of Farmer Mac's outstanding Class C non-voting common stock. During first quarter 2020, Farmer Mac repurchased approximately 4,000 shares of Class C non-voting common stock at a cost of approximately $0.2 million. Shortly after these repurchases were completed, Farmer Mac indefinitely suspended its share repurchase program in an effort to preserve capital and liquidity in view of market volatility and uncertainty caused by the COVID-19 pandemic. In March 2021, Farmer Mac's board of directors reinstated the share repurchase program on its previous terms (with a remaining authorization of up to $9.8 million in stock repurchases) and extended the expiration date of the program to March 2023. Farmer Mac did not repurchase any shares of its Class C non-voting common stock during 2022. As of December 31, 2022, Farmer Mac had repurchased approximately 673,000 shares of Class C non-voting common stock at a cost of approximately $19.8 million under the share repurchase program since 2015.

Preferred Stock

The following table presents the Series C Preferred Stock, the Series D Preferred Stock, the Series E Preferred Stock, the Series F Preferred Stock, and the Series G Preferred Stock (collectively referred to as the "Outstanding Preferred Stock") as of December 31, 2022:

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

The following tables present the quarterly dividends paid by Farmer Mac on its outstanding preferred during 2022, 2021, and 2020:

Table 9.2

	2022
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C	$0.3750	$0.3750	$0.3750	$0.3750
5.700% Non-Cumulative Preferred Stock, Series D	0.3563	0.3563	0.3563	0.3563
5.750% Non-Cumulative Preferred Stock, Series E	0.3594	0.3594	0.3594	0.3594
5.250% Non-Cumulative Preferred Stock, Series F	0.3281	0.3281	0.3281	0.3281
4.875% Non-Cumulative Preferred Stock, Series G	0.3047	0.3047	0.3047	0.3047

	2021
	1st Quarter	2nd Quarter(1)	3rd Quarter	4th Quarter
6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C	$0.3750	$0.3750	$0.3750	$0.3750
5.700% Non-Cumulative Preferred Stock, Series D	0.3563	0.3563	0.3563	0.3563
5.750% Non-Cumulative Preferred Stock, Series E	0.3594	0.3594	0.3594	0.3594
5.250% Non-Cumulative Preferred Stock, Series F	0.3281	0.3281	0.3281	0.3281
4.875% Non-Cumulative Preferred Stock, Series G	—	0.1693	0.3047	0.3047
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

Equity-Based Incentive Compensation Plans

Farmer Mac's Amended and Restated 2008 Omnibus Incentive Compensation Plan authorizes the grant of restricted stock and SARs, among other alternative forms of equity-based compensation, to Farmer Mac's directors, officers, and employees. SARs awarded to officers and employees vest annually in thirds. Farmer Mac has not granted SARs to directors since 2008. If not exercised or cancelled earlier due to the termination of employment, SARs granted to officers or employees expire after 10 years from the grant date. For all SARs granted, the exercise price is equal to the closing price of Farmer Mac's Class C non-voting common stock on the date of grant. SARs granted during 2022 have an exercise price of $120.38 per share, SARs granted during 2021 have an exercise price of $88.68 per share, and SARs granted during 2020 have an exercise price ranging from $72.26 to $75.16 per share. During 2022, 2021, and 2020, restricted stock awards were granted to employees, officers, and directors with vesting periods of one to three years.

The following tables summarize SARs and non-vested restricted stock activity for the years ended December 31, 2022, 2021, and 2020:

Table 9.3

	For the Years Ended December 31,
	2022		2021		2020
	SARs	Weighted- Average Exercise Price	SARs	Weighted- Average Exercise Price	SARs	Weighted- Average Exercise Price
Outstanding, beginning of year	130,409	$66.10	116,417	$57.16	98,836	$46.47
Granted	18,432	120.38	28,575	88.68	34,881	74.80
Exercised	(16,678)	49.04	(14,583)	38.99	(15,912)	26.93
Canceled	—	—	—	—	(1,388)	86.15
Outstanding, end of year	132,163	75.82	130,409	66.10	116,417	57.16
Exercisable at end of year	83,054	63.12	72,106	52.85	66,602	42.08

	For the Years Ended December 31,
	2022		2021		2020
	Non-vested Restricted Stock	Weighted- Average Grant Date Fair Value	Non-vested Restricted Stock	Weighted- Average Grant Date Fair Value	Non-vested Restricted Stock	Weighted- Average Grant Date Fair Value
Outstanding, beginning of year	103,891	$78.55	83,956	$71.76	62,597	$75.81
Granted	38,668	120.14	53,358	88.92	53,471	66.02
Canceled	(2,711)	97.44	(1,184)	79.82	(4,042)	69.66
Vested and issued	(39,823)	84.25	(32,239)	77.98	(28,070)	70.13
Outstanding, end of year	100,025	91.84	103,891	78.55	83,956	71.76

The cancellations of SARs and non-vested restricted stock during 2022, 2021, and 2020 were due to unvested awards terminating in accordance with the provisions of the applicable equity compensation plans or award agreements upon directors' or employees' departures from Farmer Mac.

Cash is not received from exercises of SARs or the vesting and issuance of restricted stock. During 2022, 2021, and 2020, the reduction of income taxes payable as a result of the deduction for the exercise of SARs and the vesting or accelerated tax elections of restricted stock was $1.2 million, $0.9 million, and $0.5 million, respectively.

During 2022, 2021, and 2020, Farmer Mac recorded a net decrease to additional paid-in capital of $1.9 million, $1.3 million, and $0.6 million, respectively, related to stock-based compensation awards.

As of December 31, 2022, Farmer Mac had no stock options outstanding. The following tables summarize information regarding SARs and non-vested restricted stock outstanding as of December 31, 2022:

Table 9.4

SARs:
	Outstanding		Exercisable		Vested or Expected to Vest
Range of Exercise Prices	SARs	Weighted- Average Remaining Contractual Life	SARs	Weighted- Average Remaining Contractual Life	SARs	Weighted- Average Remaining Contractual Life
$25.00 - 39.99	30,492	2.0 years	30,492	2.0 years	30,492	2.0 years
40.00 - 54.99	—	0.0 years	—	0.0 years	—	0.0 years
55.00 - 69.99	3,381	4.3 years	3,381	4.3 years	3,381	4.3 years
70.00 - 84.99	46,739	6.8 years	35,112	6.7 years	46,739	6.8 years
85.00 - 99.99	33,119	7.6 years	14,069	6.9 years	33,119	7.6 years
100.00 - 114.99	—	0.0 years	—	0.0 years	—	0.0 years
115.00 - 129.99	18,432	9.2 years	—	0.0 years	18,432	9.2 years
	132,163		83,054		132,163

Non-vested Restricted Stock:
	Outstanding		Expected to Vest
Weighted- Average Grant-Date Fair Value	Non-vested Restricted Stock	Weighted-Average Remaining Contractual Life	Non-vested Restricted Stock	Weighted-Average Remaining Contractual Life
$50.00 - $64.99	18,100	0.3 years	18,100	0.3 years
65.00 - 79.99	10,744	0.2 years	10,744	0.2 years
80.00 - 94.99	35,101	1.3 years	35,101	1.3 years
95.00 - 109.99	915	0.8 years	915	0.8 years
110.00 - 124.99	35,165	1.9 years	35,165	1.9 years
	100,025		100,025

As of December 31, 2022 and 2021, the intrinsic value of SARs, and non-vested restricted stock outstanding, exercisable, and vested or expected to vest was $16.3 million and $20.4 million, respectively. During 2022, 2021, and 2020, the total intrinsic value of SARs exercised was $1.1 million, $0.9 million, and $0.7 million, respectively. As of December 31, 2022, there was $3.7 million of total unrecognized compensation cost related to non-vested SARs and restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.7 years.

The weighted-average grant date fair values of SARs and restricted stock awards granted in 2022, 2021, and 2020 were $91.94, $65.48, and $45.91 per share, respectively. Under the fair value-based method of accounting for stock-based compensation cost, Farmer Mac recognized compensation expense of $4.6 million, $4.3 million, and $4.1 million during 2022, 2021, and 2020, respectively.

The fair value of SARs was estimated using the Black-Scholes option pricing model based on the following assumptions:

Table 9.5

	For the Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	1.9%	0.9%	0.9%
Expected years until exercise	6 years	6 years	6 years
Expected stock volatility	37.4%	39.1%	34.3%
Dividend yield	3.2%	4.0%	4.2%

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

Because restricted stock awards will be issued upon vesting regardless of the stock price, expected stock volatility is not considered in determining grant date fair value. Restricted stock awards also accrue dividends which are paid at vesting. The weighted-average grant date fair value of the restricted stock awarded in 2022, 2021, and 2020 was $120.14, $88.92, and $66.02 per share, respectively, which is based on the closing price of the stock on the date granted.

Capital Requirements

Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of both December 31, 2022 and 2021, the minimum capital requirement was greater than the risk-based capital requirement. Farmer Mac's ability to declare and pay dividends could be restricted if it fails to comply with applicable capital requirements.

As of December 31, 2022, Farmer Mac's minimum capital requirement was $805.9 million and its core capital level was $1.3 billion, which was $516.9 million above the minimum capital requirement as of that date. As of December 31, 2021, Farmer Mac's minimum capital requirement was $713.1 million and its core capital level was $1.2 billion, which was $496.8 million above the minimum capital requirement as of that date.

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

10.INCOME TAXES

Farmer Mac is subject to federal corporate income taxes but is exempt from state and local corporate income taxes. The components of the federal corporate income tax expense for the years ended December 31, 2022, 2021, and 2020 were as follows:

Table 10.1

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands)
Current income tax expense	$35,609	$38,645	$32,796
Deferred income tax expense	11,926	(2,273)	(2,489)
Income tax expense	$47,535	$36,372	$30,307

A reconciliation of income tax at the statutory federal corporate income tax rate to the income tax expense for the years ended December 31, 2022, 2021, and 2020 is as follows:

Table 10.2

	For the Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Tax expense at statutory rate	$47,393	$36,217	$30,383
Excess tax benefits related to stock-based awards	(401)	(300)	(9)
Other	543	455	(67)
Income tax expense	$47,535	$36,372	$30,307
Statutory tax rate	21.0%	21.0%	21.0%

The components of the deferred tax assets and liabilities as of December 31, 2022 and 2021 were as follows:

Table 10.3

	As of December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Basis difference related to hedge items	$53,360	$—
Unrealized losses on available-for-sale securities	26,371	—
Allowance for losses	3,603	3,452
Compensation and Benefits	1,639	1,281
Stock-based compensation	1,755	1,462
Basis differences related to financial derivatives	—	64,795
Unrealized losses on cash flow hedges	—	1,427
Basis difference related to structured securitizations	—	35
Capital loss carryforwards	32	32
Valuation allowance	(32)	(32)
Other	1,444	358
Total deferred tax assets	$88,172	$72,810
Deferred tax liability:
Basis differences related to financial derivatives	$49,526	$—
Unrealized gains on cash flow hedges	12,855	—
Basis difference related to structured securitizations	7,782	—
Basis differences related to hedged items	—	54,446
Unrealized gains on available-for-sale securities	—	2,451
Other	5	44
Total deferred tax liability	$70,168	$56,941
Net deferred tax asset	$18,004	$15,869

After the evaluation of both positive and negative objective evidence regarding the likelihood that its deferred tax assets will be realized, Farmer Mac established a valuation allowance of $32,000, as of both December 31, 2022 and 2021, which was attributable to capital loss carryforwards on investment securities. Farmer Mac did not establish a valuation allowance for the remainder of its deferred tax assets because it believes it is more likely than not that those deferred tax assets will be realized. As of December 31, 2022, no capital loss carryforwards expired. As of December 31, 2022, the amount of capital loss carryforwards was $0.2 million. These capital loss carryforwards will expire beginning in 2024.

As of December 31, 2022 and 2021, Farmer Mac did not identify any uncertain tax positions.

Farmer Mac did not have any unrecognized tax benefits for the years ended December 31, 2022, 2021, and 2020.

Tax years 2019 through 2022 remain subject to examination.

11.EMPLOYEE BENEFITS

Farmer Mac makes contributions to a defined contribution retirement plan for all of its employees. Farmer Mac contributed 13.2% of the lesser of an employee's gross salary and the maximum compensation permitted under the Economic Growth and Tax Relief Reconciliation Act of 2001 ("EGTRRA") ($305,000 for 2022, $290,000 for 2021, and $285,000 for 2020), plus 5.7% of the difference between: (1) the lesser of the gross salary and the amount established under EGTRRA and (2) the Social Security Taxable Wage Base. Employees are fully vested after having been employed for approximately 3 years. Expenses for this plan for the years ended December 31, 2022, 2021, and 2020 were $3.1 million, $2.7 million, and $2.2 million, respectively.

Farmer Mac established a Nonqualified Deferred Compensation Plan ("NQDC Plan") for its executive officers effective May 1, 2017. Under the NQDC Plan, Farmer Mac credits the account of each participant each calendar year with an amount equal to 18.9% of the difference between: (1) the amount established under EGTRRA and (2) a participant’s gross annual base salary, which for purposes of calculating employer credits under the NQDC Plan is capped at $700,000 for Farmer Mac’s Chief Executive Officer and $500,000 for all other participants. This fixed contribution percentage is the same formula used for determining employer contributions to Farmer Mac’s defined contribution retirement plan based on an employee’s gross annual base salary that is above the amount established under EGTRRA for that year. Expenses for the NQDC Plan were $0.2 million for the years ended December 31, 2022, 2021, and 2020.

12. GUARANTEES AND COMMITMENTS

Farmer Mac offers two credit enhancement alternatives to direct loan purchases that allow approved lenders the ability to retain the cash flow benefits of their loans and increase their liquidity and lending capacity: (1) Farmer Mac Guaranteed Securities and (2) LTSPCs, both of which are available through each of the Agricultural Finance and Rural Infrastructure Finance lines of business.

The contractual terms of Farmer Mac's off-balance sheet guarantees and LTSPCs range from less than 1 year to 30 years. However, the actual term of each guarantee or LTSPC may be significantly less than the contractual term based on the prepayment characteristics of the related loans. Farmer Mac's maximum potential exposure under these off-balance sheet guarantees and LTSPCs is the unpaid principal balance of the underlying loans. Guarantees issued or modified on or after January 1, 2003 are recorded in the consolidated balance sheets. Farmer Mac's maximum potential exposure was $3.9 billion and $3.8 billion as of December 31, 2022 and 2021, respectively. Farmer Mac's maximum potential exposure for guarantees issued before January 1, 2003, which are not recorded on the consolidated balance sheets, was $6.1 million and $7.8 million as of December 31, 2022 and 2021, respectively. The maximum exposure from these guarantees and LTSPCs is not representative of the actual loss Farmer Mac is likely to incur, based on historical loss experience. In the event Farmer Mac was required to make payments under its guarantees or LTSPCs, Farmer Mac would have the right to enforce the terms of the loans, and in the event of default, would have access to the underlying collateral. For information on Farmer Mac's methodology for determining the reserve for losses for its financial guarantees, see Note 2(h). The following table presents changes in Farmer Mac's guarantee and commitment obligations in the consolidated balance sheets for the years ended December 31, 2022, 2021, and 2020:

Table 12.1

	For the Years Ended December 31,
	2022	2021	2020
	(in thousands)
Beginning balance, January 1	$43,926	$35,535	$36,700
Additions to the guarantee and commitment obligation(1)	8,569	15,648	5,210
Amortization of the guarantee and commitment obligation	(5,913)	(7,257)	(6,375)
Ending balance, December 31	$46,582	$43,926	$35,535
(1)Represents the fair value of the guarantee and commitment obligation at inception.

Off-Balance Sheet Farmer Mac Guaranteed Securities

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of December 31, 2022 and 2021, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans:

Table 12.2

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of December 31, 2022	As of December 31, 2021
	(in thousands)
Agricultural Finance
Farmer Mac Guaranteed Securities	$500,953	$578,358
Rural Infrastructure Finance
Farmer Mac Guaranteed Securities	1,169	2,755
Total off-balance sheet Farmer Mac Guaranteed Securities	$502,122	$581,113

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors. The following table summarizes the significant cash flows received from and paid to trusts used for Farmer Mac securitizations:

Table 12.3

	For the Year Ended
	2022	2021	2020
	(in thousands)
Proceeds from new securitizations	$357,841	$291,393	$41,248
Guarantee fees received	1,852	1,029	1,365

Farmer Mac presents a liability for its obligation to stand ready under its guarantee in "Guarantee and commitment obligation" on the consolidated balance sheets. The following table presents the liability and the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities:

Table 12.4

	As of December 31, 2022	As of December 31, 2021
(dollars in thousands)
Guarantee and commitment obligation	$6,461	$7,355
Weighted average remaining maturity:
Farmer Mac Guaranteed Securities	21.4 years	21.7 years
AgVantage Securities	2.0 years	3.0 years

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

Table 12.5

	As of December 31, 2022	As of December 31, 2021
	(dollars in thousands)
Guarantee and commitment obligation(1)	$40,121	$36,571
Maximum principal amount	3,423,155	3,191,061
Weighted-average remaining maturity	15.3 years	15.5 years
(1) Relates to LTSPCs issued or modified on or after January 1, 2003.

Commitments

Farmer Mac enters into mandatory and optional delivery commitments to purchase loans. Most loan purchase commitments entered into by Farmer Mac are mandatory commitments, in which Farmer Mac charges a fee to extend or cancel the commitment. As of December 31, 2022 and 2021, commitments to purchase Agricultural Finance loans and USDA Guarantees totaled $9.9 million and $75.6 million, respectively, all of which were mandatory commitments. As of December 31, 2022, there were no commitments to purchase Rural Infrastructure loans. Any optional loan purchase commitments are sold forward under optional commitments to deliver Farmer Mac Guaranteed Securities that may be canceled by Farmer Mac without penalty.

Reserve for Losses

The following table is a summary, by asset type, of the reserve for losses as of December 31, 2022 and 2021:

Table 12.6

	December 31, 2022	December 31, 2021
	Reserve for Losses	Reserve for Losses
	(in thousands)
Agricultural Finance	$819	$1,068
Rural Infrastructure Finance	614	882
Total	$1,433	$1,950

The following is a summary of the changes in the reserve for losses for the three-year period ended December 31, 2022:

Table 12.7

	Agricultural Finance loans	Rural Infrastructure Finance loans
	Reserve for Losses	Reserve for Losses
	(in thousands)
Balance as of December 31, 2019(1)	$2,164	$—
Cumulative effect adjustment from adoption of current expected credit loss standard	(148)	1,011
Adjusted Beginning Balance	$2,016	$1,011
Provision for losses	81	169
Balance as of December 31, 2020(2)	$2,097	$1,180
Release of losses	(1,029)	(298)
Balance as of December 31, 2021	$1,068	$882
Release of losses	(249)	(268)
Balance as of December 31, 2022	$819	$614
(1)     Prior to the adoption of ASU 2016-13, "Financial Instruments - Credit Losses," in first quarter 2020, Farmer Mac maintained a reserve for losses to cover estimated probable incurred losses on loans underlying LTSPCs and off-balance sheet Agricultural Finance Farmer Mac Guaranteed Securities.
(2)     Reserve for losses reflects the adoption of ASU 2016-13, "Financial Instruments - Credit Losses," in first quarter 2020.

The release from the reserve for losses in the Rural Infrastructure Finance LTSPC portfolio recorded during the year ended December 31, 2022 was primarily due to decreased volume and ratings upgrades. The release from the reserve for losses in the Agricultural Finance LTSPC portfolio was primarily due to ratings upgrades.

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

The following table presents the unpaid principal balances by delinquency status of Agricultural Finance and Rural Infrastructure loans underlying LTSPCs and Farmer Mac Guaranteed Securities as of December 31, 2022 and 2021:

Table 12.8

	As of December 31, 2022
	Current	30-59 Days	60-89 Days	90 Days and Greater(1)	Total Past Due	Total Loans
	(in thousands)
Agricultural Finance:	$3,174,939	$11,614	$622	$3,817	$16,053	$3,190,992
Rural Infrastructure Finance:	523,192	—	—	—	—	523,192
Total	$3,698,131	$11,614	$622	$3,817	$16,053	$3,714,184
(1)Includes loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs that are 90 days of more past due, in foreclosure, or in bankruptcy with at least one missed payment, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

	As of December 31, 2021
	Current	30-59 Days	60-89 Days	90 Days and Greater(1)	Total Past Due	Total Loans
	(in thousands)
Agricultural Finance:	$2,953,091	$8,068	$—	$3,597	$11,665	$2,964,756
Rural Infrastructure:	556,837	—	—	—	—	556,837
Total	$3,509,928	$8,068	$—	$3,597	$11,665	$3,521,593
(1)Includes loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs that are 90 days of more past due, in foreclosure, or in bankruptcy with at least one missed payment, excluding loans performing under either their original loan terms or a court-approved bankruptcy plan.

Credit Quality Indicators

The following tables present credit quality indicators related to Agricultural Finance and Rural Infrastructure loans underlying LTSPCs and Farmer Mac Guaranteed Securities as of December 31, 2022 and 2021, by year of origination:

Table 12.9

	As of December 31, 2022
	Year of Origination:
	2022	2021	2020	2019	2018	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance:
Internally Assigned Risk Rating:
Acceptable	$202,998	$496,269	$535,798	$254,293	$207,379	$1,107,834	$296,508	$3,101,079
Special mention(1)	—	1,319	1,778	—	1,198	42,680	3,205	50,180
Substandard(2)	—	—	176	—	3,588	32,597	3,372	39,733
Total	$202,998	$497,588	$537,752	$254,293	$212,165	$1,183,111	$303,085	$3,190,992

For the Year Ended:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—
Current period Agricultural Finance net charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
(1)Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.
(2)Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of December 31, 2022
	Year of Origination:
	2022	2021	2020	2019	2018	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Rural Infrastructure Finance:
Internally Assigned Risk Rating:
Acceptable	$—	$—	$—	$—	$—	$470,659	$52,533	$523,192
Special mention(1)	—	—	—	—	—	—	—	—
Substandard(2)	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$470,659	$52,533	$523,192

For the Year Ended:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—
Current period Rural Infrastructure net charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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
Agricultural Finance:
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
Rural Infrastructure Finance:
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

13.FAIR VALUE DISCLOSURES

Fair Value Classification and Transfers

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Table 13.1

Assets and Liabilities Measured at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3(1)	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,027	$19,027
Floating rate Government/GSE guaranteed mortgage-backed securities	—	2,392,540	—	2,392,540
Fixed rate GSE guaranteed mortgage-backed securities	—	1,048,386	—	1,048,386
Fixed rate U.S. Treasuries	1,119,611	—	—	1,119,611
Total Available-for-sale Investment Securities	1,119,611	3,440,926	19,027	4,579,564
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—	7,599,379	7,599,379
Farmer Mac Guaranteed Securities	—	—	7,847	7,847
Total Farmer Mac Guaranteed Securities	—	—	7,607,226	7,607,226
USDA Securities:
Trading	—	—	1,767	1,767
Total USDA Securities	—	—	1,767	1,767
Financial derivatives	—	37,409	—	37,409
Guarantee Asset	—	—	4,467	4,467
Total Assets at fair value	$1,119,611	$3,478,335	$7,632,487	$12,230,433
Liabilities:
Financial derivatives	$142	$175,184	$—	$175,326
Total Liabilities at fair value	$142	$175,184	$—	$175,326
(1) Level 3 assets represent 28% of total assets and 62% of financial instruments measured at fair value.

Assets and Liabilities Measured at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3(1)	Total
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

There were no material assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2022 or 2021.

Transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. During the years ended December 31, 2022 and 2021, there were no transfers within the fair value hierarchy.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which Farmer Mac has used significant unobservable inputs to determine fair value. Net transfers in and/or out of Level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no liabilities measured at fair value using significant unobservable inputs during the years ended December 31, 2022 and 2021.

Table 13.2

Level 3 Assets and Liabilities Measured at Fair Value for the Year Ended December 31, 2022
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized losses included in Income	Unrealized losses included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,254	$—	$—	$19	$—	$(246)	$19,027
Total available-for-sale	19,254	—	—	19	—	(246)	19,027
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	6,316,145	3,411,665	(1,526,303)	(283)	(552,907)	(48,938)	7,599,379
Farmer Mac Guaranteed Securities	12,414	—	(1,675)	—	—	(2,892)	7,847
Total available-for-sale	6,328,559	3,411,665	(1,527,978)	(283)	(552,907)	(51,830)	7,607,226
USDA Securities:
Trading	4,401	—	(2,583)	—	(51)	—	1,767
Total USDA Securities	4,401	—	(2,583)	—	(51)	—	1,767
Guarantee and commitment obligations:
Guarantee Asset	6,237	—	(903)	—	(867)	—	4,467
Total Guarantee and commitment obligations	6,237	—	(903)	—	(867)	—	4,467
Total Assets at fair value	$6,358,451	$3,411,665	$(1,531,464)	$(264)	$(553,825)	$(52,076)	$7,632,487

Level 3 Assets and Liabilities Measured at Fair Value for the Year Ended December 31, 2021
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized losses included in Income	Unrealized gains included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,171	$—	$—	$(16)	$—	$99	$19,254
Total available-for-sale	19,171	—	—	(16)	—	99	19,254
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	6,947,701	1,143,115	(1,614,598)	47	(176,064)	15,944	6,316,145
Farmer Mac Guaranteed Securities	—	12,560	(263)	—	—	117	12,414
Total available-for-sale	6,947,701	1,155,675	(1,614,861)	47	(176,064)	16,061	6,328,559
USDA Securities:
Trading	6,695	—	(2,178)	—	(116)	—	4,401
Total USDA Securities	6,695	—	(2,178)	—	(116)	—	4,401
Guarantee and commitment obligations:
Guarantee Asset	—	6,237	—	—	—	—	6,237
Total Guarantee and commitment obligations	—	6,237	—	—	—	—	6,237
Total Assets at fair value	$6,973,567	$1,161,912	$(1,617,039)	$31	$(176,180)	$16,160	$6,358,451

Level 3 Assets and Liabilities Measured at Fair Value for the Year Ended December 31, 2020
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized gains included in Income	Unrealized gains included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$18,912	$—	$—	$(36)	$—	$295	$19,171
Total available-for-sale	18,912	—	—	(36)	—	295	19,171
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	7,143,025	974,237	(1,397,861)	(309)	202,706	25,903	6,947,701
Total available-for-sale	7,143,025	974,237	(1,397,861)	(309)	202,706	25,903	6,947,701
USDA Securities:
Trading	8,913	—	(2,269)	—	51	—	6,695
Total USDA Securities	8,913	—	(2,269)	—	51	—	6,695
Total Assets at fair value	$7,170,850	$974,237	$(1,400,130)	$(345)	$202,757	$26,198	$6,973,567

The following tables present additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in Level 3 of the fair value hierarchy as of December 31, 2022 and 2021:

Table 13.3

	As of December 31, 2022
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,027	Indicative bids	Range of broker quotes	96.8% - 96.8% (96.8%)
Farmer Mac Guaranteed Securities:
AgVantage	$7,599,379	Discounted cash flow	Discount rate	4.7% - 6.1% (5.1%)
Farmer Mac Guaranteed Securities	$7,847	Discounted cash flow	Discount rate	4.8% - 5.3% (5.1%)
			CPR	8%

USDA Securities	$1,767	Discounted cash flow	Discount rate	5.1% - 5.7% (5.3%)
			CPR	19% - 27% (25%)

Guarantee Asset	$4,467	Discounted cash flow	Discount rate	5.4% - 5.9% (5.7%)
			CPR	8%

	As of December 31, 2021
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,254	Indicative bids	Range of broker quotes	98.0% - 98.0% (98.0%)
Farmer Mac Guaranteed Securities:
AgVantage	$6,316,145	Discounted cash flow	Discount rate	0.9% - 2.1% (1.7%)
Farmer Mac Guaranteed Securities	$12,414	Discounted cash flow	Discount rate	2.3% - 2.8% (2.6%)
			CPR	8%

USDA Securities	$4,401	Discounted cash flow	Discount rate	1.4% - 3.1% (2.8%)
			CPR	25% - 42% (39%)

Guarantee Asset	$6,237	Discounted cash flow	Discount rate	5.4% - 5.8% (5.6%)
			CPR	7% - 12% (8%)

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

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities, and guarantees and commitments as of December 31, 2022 and 2021:

Table 13.4

	As of December 31, 2022		As of December 31, 2021
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$861,002	$861,002	$908,785	$908,785
Investment securities	4,630,701	4,628,268	3,884,202	3,882,590
Farmer Mac Guaranteed Securities	8,573,781	8,628,380	8,360,293	8,361,798
USDA Securities	2,099,445	2,411,601	2,536,473	2,440,732
Loans	9,666,710	10,208,307	9,814,642	9,248,678
Financial derivatives	37,409	37,409	6,081	6,081
Guarantee and commitment fees receivable	50,653	47,151	42,533	45,538
Financial liabilities:
Notes payable	23,591,330	24,469,113	22,716,791	22,713,771
Debt securities of consolidated trusts held by third parties	1,106,837	1,181,948	1,005,306	981,379
Financial derivatives	175,326	175,326	35,554	35,554
Guarantee and commitment obligations	50,083	46,582	40,920	43,926

The carrying value of cash and cash equivalents is a reasonable estimate of their approximate fair value and is classified as Level 1. The fair value of investments in U.S. Treasuries are valued based on unadjusted quoted prices in active markets and are classified as Level 1. A significant portion of Farmer Mac's investment portfolio is valued using a reputable nationally recognized third-party pricing service. The prices obtained are non-binding and generally representative of recent market trades and are classified as Level 2. Farmer Mac internally models the fair value of its loan portfolio, including loans held for investment and loans held for investment in consolidated trusts, Farmer Mac Guaranteed Securities, and USDA Securities by discounting the projected cash flows of these instruments at projected interest rates. The fair values are based on the present value of expected cash flows using management's best estimate of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved. These fair value measurements do not take into consideration the fair value of the underlying property and are classified as Level 3. Financial derivatives primarily are valued using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments) and are classified as Level 2. The fair value of the guarantee fees receivable/obligation and debt securities of consolidated trusts are estimated based on the present value of expected future cash flows of the underlying mortgage assets using management's best estimate of certain key assumptions, which include prepayments speeds, forward yield curves, and discount rates commensurate with the risks involved and are classified as Level 3. Notes payable are valued by discounting the expected cash flows of these instruments using a yield curve derived from market prices observed for similar agency securities and are also classified as Level 3. Because the cash flows of Farmer Mac's financial instruments may be interest rate path dependent, estimated fair values and projected discount rates for Level 3 financial instruments are derived using a Monte Carlo simulation model. Different market assumptions and estimation methodologies could significantly affect estimated fair value amounts.

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

The following tables present core earnings for Farmer Mac's segments and a reconciliation to consolidated net income for the years ended December 31, 2022, 2021, and 2020.

Table 14.1

Core Earnings by Business Segment
For the Year Ended December 31, 2022
	Agricultural Finance		Rural Infrastructure		Treasury		Corporate
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Funding	Investments		Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$133,218	$29,209	$16,175	$2,483	$96,613	$(6,758)	$—	$—		$270,940
Less: reconciling adjustments(1)(2)(3)	(4,161)	—	(103)	—	(11,147)	—	—	15,411		—
Net effective spread	129,057	29,209	16,072	2,483	85,466	(6,758)	—	15,411		—
Guarantee and commitment fees	16,718	139	1,238	49	—	—	—	(5,104)		13,040
Other income/(expense)(3)	1,420	261	—	—	—	—	3	23,447		25,131
Total revenues	147,195	29,609	17,310	2,532	85,466	(6,758)	3	33,754		309,111

(Provision for)/release of losses	(1,463)	(2,136)	2,751	(494)	—	19	—	—		(1,323)

Release of reserve for losses	247	—	270	—	—	—	—	—		517
Operating expenses	(819)	—	—	—	—	—	(81,807)	—		(82,626)
Total non-interest expense	(572)	—	270	—	—	—	(81,807)	—		(82,109)
Core earnings before income taxes	145,160	27,473	20,331	2,038	85,466	(6,739)	(81,804)	33,754	(4)	225,679
Income tax (expense)/benefit	(30,482)	(5,768)	(4,268)	(428)	(17,949)	1,416	17,033	(7,089)		(47,535)
Core earnings before preferred stock dividends	114,678	21,705	16,063	1,610	67,517	(5,323)	(64,771)	26,665	(4)	178,144
Preferred stock dividends	—	—	—	—	—	—	(27,165)	—		(27,165)
Segment core earnings/(losses)	$114,678	$21,705	$16,063	$1,610	$67,517	$(5,323)	$(91,936)	$26,665	(4)	$150,979

Total Assets	$14,623,596	$1,541,151	$5,867,517	$219,609	$—	$4,806,010	$275,227	$—		27,333,110
Total on- and off-balance sheet program assets at principal balance	$17,728,792	$1,603,507	$6,359,613	$230,170	$—	$—	$—	$—		25,922,082
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

Core Earnings by Business Segment
For the Year Ended December 31, 2021
	Agricultural Finance		Rural Infrastructure		Treasury		Corporate
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Funding	Investments		Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$118,289	$27,081	$8,224	$1,219	$66,581	$557	$—	$—		$221,951
Less: reconciling adjustments(1)(2)(3)	(4,753)	—	(157)	—	3,627	—	—	1,283		—
Net effective spread	113,536	27,081	8,067	1,219	70,208	557	—	1,283		—
Guarantee and commitment fees	16,178	48	1,287	20	—	—	—	(4,864)		12,669
Gain on sale of mortgage loans	6,539	—	—	—	—	—	—	—		6,539
Other income/(expense)(3)	1,966	—	5	—	—	—	(291)	851		2,531
Total revenues	138,219	27,129	9,359	1,239	70,208	557	(291)	(2,730)		243,690

Release of/(provision for) losses	1,574	(210)	(291)	(198)	—	(15)	—	—		860

Provision for reserve for losses	1,034	—	293	—	—	—	—	—		1,327
Operating expenses	—	—	—	—	—	—	(73,416)	—		(73,416)
Total non-interest expense	1,034	—	293	—	—	—	(73,416)	—		(72,089)
Core earnings before income taxes	140,827	26,919	9,361	1,041	70,208	542	(73,707)	(2,730)	(4)	172,461
Income tax (expense)/benefit	(29,574)	(5,653)	(1,965)	(219)	(14,744)	(114)	15,325	572		(36,372)
Core earnings before preferred stock dividends	111,253	21,266	7,396	822	55,464	428	(58,382)	(2,158)	(4)	136,089
Preferred stock dividends	—	—	—	—	—	—	(24,677)	—		(24,677)
Segment core earnings/(losses)	$111,253	$21,266	$7,396	$822	$55,464	$428	$(83,059)	$(2,158)	(4)	$111,412

Total Assets	$13,112,193	$1,507,848	$5,344,707	$87,553	$—	$5,012,827	$55,881	$—		$25,121,009
Total on- and off-balance sheet program assets at principal balance	$16,094,640	$1,537,834	$5,895,226	$86,763	$—	$—	$—	$—		$23,614,463
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

Core Earnings by Business Segment
For the Year Ended December 31, 2020
	Agricultural Finance		Rural Infrastructure		Treasury		Corporate
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Funding	Investments		Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$96,355	$21,441	$7,083	$303	$71,706	$(1,040)	$—	$—		$195,848
Less: reconciling adjustments(1)(2)(3)	(6,197)	—	(207)	—	7,512	—	—	(1,108)		—
Net effective spread	90,158	21,441	6,876	303	79,218	(1,040)	—	(1,108)		—
Guarantee and commitment fees	17,800	5	1,345	—	—	—	—	(6,601)		12,549
Other income/(expense)(3)	3,652	—	32	—	—	—	(534)	2,594		5,744
Total revenues	111,610	21,446	8,253	303	79,218	(1,040)	(534)	(5,115)		214,141

(Provision for)/release of losses	(2,941)	36	(4,763)	(110)	—	(27)	—	—		(7,805)

Provision for reserve for losses	(80)	—	(170)	—	—	—	—	—		(250)
Operating expenses	—	—	—	—	—	—	(61,403)	—		(61,403)
Total non-interest expense	(80)	—	(170)	—	—	—	(61,403)	—		(61,653)
Core earnings before income taxes	108,589	21,482	3,320	193	79,218	(1,067)	(61,937)	(5,115)	(4)	144,683
Income tax (expense)/benefit	(22,802)	(4,511)	(697)	(41)	(16,636)	224	13,082	1,074		(30,307)
Core earnings before preferred stock dividends	85,787	16,971	2,623	152	62,582	(843)	(48,855)	(4,041)	(4)	114,376
Preferred stock dividends	—	—	—	—	—	—	(17,805)	—		(17,805)
Loss on retirement of preferred stock	—	—	—	—	—	—	—	(1,667)		(1,667)
Segment core earnings/(losses)	$85,787	$16,971	$2,623	$152	$62,582	$(843)	$(66,660)	$(5,708)	(4)	$94,904

Total Assets	$12,373,781	$1,663,581	$4,760,585	$73,493	$—	$5,415,596	$43,292	$—		$24,330,328
Total on- and off-balance sheet program assets at principal balance	$14,872,894	$1,664,115	$5,314,051	$73,035	$—	$—	$—	$—		$21,924,095
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

15.REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

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

Revised Consolidated Balance Sheet

	As of December 31, 2021
	As previously Reported	Adjustments	As Revised
	(in thousands)
Assets
Financial Derivatives, at fair value	$19,139	$(13,058)	$6,081
Interest Receivable	177,355	(11,751)	165,604
Deferred Tax Asset, net	15,558	311	15,869
Prepaid Expenses and Other Assets	45,318	16	45,334
Total Assets	$25,145,491	$(24,482)	$25,121,009

Liabilities
Notes Payable	$22,716,156	$(2,385)	$22,713,771
Financial Derivatives, at fair value	34,248	1,306	35,554
Accrued Interest Payable	83,992	(24,989)	59,003
Accounts Payable and Accrued Expenses	79,427	(7,701)	71,726
Total Liabilities	$23,941,078	$(33,769)	$23,907,309
Equity
Retained Earnings	$579,270	$9,287	$588,557
Total Equity	1,204,413	9,287	1,213,700
Total Liabilities and Equity	$25,145,491	$(24,482)	$25,121,009

Revised Consolidated Statements of Operations

	For the Year Ended December 31, 2021			For the Year Ended December 31, 2020
	As previously Reported	Adjustments	As Revised	As previously Reported	Adjustments	As Revised
	(in thousands)
Interest Income:
Farmer Mac Guaranteed Securities and USDA Securities	$163,547	$1,176	$164,723	$227,691	$5,260	$232,951
Total interest income	424,789	1,176	425,965	503,534	5,260	508,794
Net interest income	220,775	1,176	221,951	190,588	5,260	195,848
Non-interest income/(expense):
(Losses)/gains on financial derivatives	(3,348)	3,672	324	(246)	1,990	1,744
Non-Interest Income	19,394	3,672	23,066	16,053	1,990	18,043
Income before income taxes	167,613	4,848	172,461	137,433	7,250	144,683
Income tax expense	35,353	1,019	36,372	28,785	1,522	30,307
Net Income	132,260	3,829	136,089	108,648	5,728	114,376
Net Income attributable to common stockholders	107,583	3,829	111,412	89,176	5,728	94,904

Revised Consolidated Statements of Comprehensive Income

	For the Year Ended December 31, 2021			For the Year Ended December 31, 2020
	As previously Reported	Adjustments	As Revised	As previously Reported	Adjustments	As Revised
	(in thousands)
Net Income	$132,260	$3,829	$136,089	$108,648	$5,728	$114,376
Comprehensive Income	150,036	3,829	153,865	110,886	5,728	116,614

Revised Consolidated Statements of Equity

	Retained Earnings			Total Equity
	As previously Reported	Adjustments	As Revised	As previously Reported	Adjustments	As Revised
	(in thousands)
Balance as of December 31, 2019	$457,047	$(270)	$456,777	$799,276	$(270)	$799,006
Net Income	108,648	5,728	114,376	108,648	5,728	114,376
Balance as of December 31, 2020	$509,560	$5,458	$515,018	$992,477	$5,458	$997,935
Net Income	132,260	3,829	136,089	132,260	3,829	136,089
Balance as of December 31, 2021	$579,270	$9,287	$588,557	$1,204,413	$9,287	$1,213,700

Revised Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2021			For the Year Ended December 31, 2020
	As previously Reported	Adjustments	As Revised	As previously Reported	Adjustments	As Revised
	(in thousands)
Cash flows from operating activities:
Net income/(loss)	$132,260	$3,829	$136,089	$108,648	$5,728	$114,376
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in fair value of trading securities, hedged assets, and financial derivatives	203,758	1,943	205,701	(256,466)	15,921	(240,545)
Deferred income taxes	(1,960)	330	(1,630)	(2,406)	(420)	(2,826)
Net change in:
Interest receivable	6,945	(2,499)	4,446	11,054	(735)	10,319
Other assets	(9,830)	—	(9,830)	(3,348)	(6,956)	(10,304)
Accrued interest payable	(8,746)	(780)	(9,526)	(14,221)	(8,511)	(22,732)
Other liabilities	2,378	(2,823)	(445)	5,866	(5,027)	839
Net cash provided by operating activities	436,412	—	436,412	(94,547)	—	(94,547)

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (“Exchange Act”), including this Annual Report on Form 10-K, is recorded, processed, summarized, and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Farmer Mac's management on a timely basis to allow decisions about required disclosure. Management, including Farmer Mac's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Farmer Mac's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2022.

Farmer Mac carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Farmer Mac's disclosure controls and procedures were effective as of December 31, 2022.
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

Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

Item 9B.Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 14, 2023.

Item 11.Executive Compensation

The information required by this Item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 14, 2023.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 14, 2023.

Item 13.Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 14, 2023.

PART IV

Item 14.Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to Farmer Mac's definitive proxy statement to be filed on or about April 14, 2023.

Item 15.Exhibits and Financial Statement Schedules

a.(1)    Financial Statements.

Refer to Item 8 above.

(2)    Financial Statement Schedules.

There are no schedules because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

b.Exhibits

*	3.1	—	Title VIII of the Farm Credit Act of 1971, as most recently amended on June 18, 2020 (Previously filed as Exhibit 3.1 to Form 10-Q filed August 10, 2020).
**	3.2	—	Amended and Restated By-Laws of the Registrant (includes correction to CEO's authority to appoint Treasurer compared to version previously filed as Exhibit 3.1 to Form 8-K filed August 17, 2022).
*	4.1	—	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Previously filed as Exhibit 4.1 to Form 10-Q filed May 15, 2003).

*	4.2	—	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Previously filed as Exhibit 4.2 to Form 10-Q filed May 15, 2003).
*	4.3	—	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Previously filed as Exhibit 4.3 to Form 10-Q filed May 15, 2003).
*	4.4	—	Specimen Certificate for 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.6 to Form 10-Q filed August 11, 2014).
*	4.4.1	—	Certificate of Designation of Terms and Conditions of 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.1 to Form 8-A filed June 20, 2014).
*	4.5	—	Specimen Certificate for 5.700% Non-Cumulative Preferred Stock, Series D (Previously filed as Exhibit 4.7 to Form 10-Q filed August 1, 2019).
*	4.5.1	—	Certificate of Designation of Terms and Conditions of 5.700% Non-Cumulative Preferred Stock, Series D (Previously filed as Exhibit 4.1 to Form 8-A filed May 13, 2019).
*	4.6	—	Specimen Certificate for 5.750% Non-Cumulative Preferred Stock, Series E (Previously filed as Exhibit 4.7 to Form 10-Q filed August 10, 2020).
*	4.6.1	—	Certificate of Designation of Terms and Conditions of 5.750% Non-Cumulative Preferred Stock, Series E (Previously filed as Exhibit 4.1 to Form 8-A filed May 20, 2020).
*	4.7	—	Specimen Certificate for 5.250% Non-Cumulative Preferred Stock, Series F (Previously filed as Exhibit 4.8 to Form 10-Q filed November 9, 2020).
*	4.7.1	—	Certificate of Designation of Terms and Conditions of 5.250% Non-Cumulative Preferred Stock, Series F (Previously filed as Exhibit 4.1 to Form 8-A filed August 20, 2020).
*	4.8		Specimen Certificate for 4.875% Non-Cumulative Preferred Stock, Series G (Previously filed as Exhibit 4.8 to Form 10-Q filed August 5, 2021).
*	4.8.1		Certificate of Designation of Terms and Conditions of 4.875% Non-Cumulative Preferred Stock, Series G (Previously filed as Exhibit 4.1 to Form 8-A filed May 27, 2021).
*	4.9	—	Description of the Registrant's securities that are registered under Section 12 of the Securities Exchange Act of 1934 (Previously filed as Exhibit 4.9 to Form 10-Q filed August 5, 2021).
†*	10.1		Employment Agreement dated as of October 15, 2018 between Bradford T. Nordholm and the Registrant (Previously filed as Exhibit 10.1 to Form 8-K filed October 1, 2019).
†*	10.1.1		First Amendment to Amended Employment Agreement dated as of September 28, 2022 between Bradford T. Nordholm and the Registrant (Previously filed as Exhibit 10.1 to Form 8-K filed October 4, 2022).
†*	10.2		Form of Time-Based Restricted Stock Units Award Agreement for grants made to executive officers on or after March 2, 2021. (Previously filed as Exhibit 10.1 to Form 8-K filed March 8, 2021).
†*	10.2.1		Form of Time-Based Restricted Stock Units Award Agreement for grants made to directors on or after March 2, 2021 (Previously filed as Exhibit 10.2 to Form 8-K filed March 8, 2021).
†*	10.2.2		Amended and Restated 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.2 to Form 10-Q filed August 9, 2018).
†*	10.2.3		Form of SARs Award Agreement under the 2008 Omnibus Incentive Plan for grants made prior to April 1, 2012 (Previously filed as Exhibit 10 to Form 8-K filed June 11, 2008).
†*	10.2.4		Form of SARs Award Agreement under the 2008 Omnibus Incentive Plan for grants made from April 1, 2012 to March 31, 2013 (Previously filed as Exhibit 10.1 to Form 8-K filed April 6, 2012).
†*	10.2.5		Form of SARs Award Agreement under the 2008 Omnibus Incentive Plan for grants made from April 1, 2013 to March 31, 2015 (Previously filed as Exhibit 10.1 to Form 8-K filed April 5, 2013).
†*	10.2.6		Form of SARs Award Agreement under the 2008 Omnibus Incentive Plan for grants made on or after April 1, 2015 (Previously filed as Exhibit 10.1 to Form 8-K filed on April 3, 2015).
†*	10.2.7		Form of Restricted Stock Agreement (Officers) under the 2008 Omnibus Incentive Plan for grants made prior to April 1, 2012 (Previously filed as Exhibit 10.1 to Form 8-K filed June 10, 2009).
†*	10.2.8
Form of Restricted Stock Agreement (Officers) under the 2008 Omnibus Incentive Plan for grants made from April 1, 2012 to March 31, 2013 (Previously filed as Exhibit 10.2 to Form 8-K filed April 6, 2012).

†*	10.2.9
Form of Performance-Based Restricted Stock Award Agreement (Officers) under the 2008 Omnibus Incentive Plan for grants made from April 1, 2013 to March 31, 2015 (Previously filed as Exhibit 10.2 to Form 8-K filed April 5, 2013).

†*	10.2.10
Form of Performance-Based Restricted Stock Award Agreement (Officers) under the 2008 Omnibus Incentive Plan for grants made from April 1, 2015 to March 10, 2020 (Previously filed as Exhibit 10.2 to Form 8-K filed April 3, 2015).

†*	10.2.11
Form of Performance-Based Restricted Stock Agreement (Officers) under the 2008 Omnibus Form of Performance-Based Restricted Stock Agreement (Officers) under the 2008 Omnibus Incentive Plan for grants made on or after March 3, 2020 (Previously filed as Exhibit 10.1 to Form 8-K filed March 10, 2020).

†*	10.2.12
Form of Time-Based Restricted Stock Award Agreement (Officers) under the 2008 Omnibus Incentive Plan for grants made from April 1, 2013 to March 31, 2015 (Previously filed as Exhibit 10.2 to Form 8-K filed April 5, 2013).

†*	10.2.13
Form of Time-Based Restricted Stock Award Agreement (Officers) under the 2008 Omnibus Incentive Plan for grants made on or after April 1, 2015 (Previously filed as Exhibit 10.3 to Form 8-K filed on April 3, 2015).

†*	10.2.14	Form of Restricted Stock Agreement (Directors) under the 2008 Omnibus Incentive Plan (Previously filed as Exhibit 10.3 to Form 8-K filed April 6, 2012).
†*	10.3	Federal Agricultural Mortgage Corporation Amended and Restated Executive Officer Severance Plan (effective January 16, 2020) (Previously filed as Exhibit 10.1 to Form 8-K filed January 23, 2020).
†*	10.4
Form of Participation Agreement to the Federal Agricultural Mortgage Corporation Amended and Restated Executive Officer Severance Plan (effective January 16, 2020) (Previously filed as Exhibit 10.2 to Form 8-K filed January 23, 2020).

†*	10.5	Nonqualified Deferred Compensation Plan (effective May 1, 2017) (Previously filed as Exhibit 10.2 to Form 10-Q filed May 10, 2017).
†*	10.6	Adoption Agreement of the Nonqualified Deferred Compensation Plan (effective May 1, 2017) (Previously filed as Exhibit 10.3 to Form 10-Q filed May 10, 2017).
†*	10.7	Form of Indemnification Agreement for Directors (Previously filed as Exhibit 10.1 to Form 8-K filed April 9, 2008).
†**	10.8	Description of compensation agreement between the Registrant and its directors, effective January 1, 2023.
*#	10.9
Amended and Restated Master Central Servicing Agreement between Zions First National Bank and the Registrant, dated as of May 1, 2004 (Previously filed as Exhibit 10.11.2 to Form 10-Q filed August 9, 2004).

*	10.9.1
Amendment No. 1 to Amended and Restated Master Central Servicing Agreement between Zions First National Bank and the Registrant, dated as of June 1, 2009 (Previously filed as Exhibit 10.11.1 to Form 10-Q filed August 10, 2009).

*	10.9.2
Amendment No. 2 to Amended and Restated Master Central Servicing Agreement between Zions First National Bank and the Registrant, dated as of August 25, 2010 (Previously filed as Exhibit 10.11.2 to Form 10-Q filed November 9, 2010).

*	10.10
Amended and Restated Note Purchase Agreement between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant, dated as of March 24, 2011 (Previously filed as Exhibit 10.22 to Form 10-Q filed May 10, 2011).

*	10.10.1
Amended and Restated First Supplemental Note Purchase Agreement between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant, dated as of January 8, 2015 (Previously filed as Exhibit 10.1 to Form 8-K filed January 13, 2015).

*	10.10.2
Second Amended and Restated First Supplemental Note Purchase Agreement between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant, dated as of February 26, 2018 (Previously filed as Exhibit 10.1 to Form 10-Q filed May 10, 2018).

*	10.10.3
Third Amended and Restated First Supplemental Note Purchase Agreement between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant, dated as of May 20, 2021 (Previously filed as Exhibit 10.1 to Form 8-K filed May 20, 2021).

*	10.11
Amended and Restated Master Sale and Servicing Agreement between National Rural Utilities Cooperative Finance Corporation and the Registrant, dated as of August 12, 2011 (Previously filed as Exhibit 10.26 to Form 10-Q filed November 9, 2011).

*	10.12
Amendment No. 1 to Amended and Restated Master Sale and Servicing Agreement between National Rural Utilities Cooperative Finance Corporation and the Registrant, dated as of November 28, 2016 (Previously filed as Exhibit 10.17 to Form 10-K filed March 9, 2017)

*	10.13
Second Amended, Restated and Consolidated Pledge Agreement between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, U.S. Bank National Association, and the Registrant, dated as of July 31, 2015 (Previously filed as Exhibit 10.3 to Form 10-Q filed November 9, 2015).

*	10.14
Long Term Standby Commitment to Purchase between National Rural Utilities Cooperative Finance Corporation and the Registrant, dated as of August 31, 2015 (Previously filed as Exhibit 10.4 to Form 10-Q filed November 9, 2015).

*	10.15
Amendment No. 1 to Long Term Standby Commitment to Purchase between National Rural Utilities Cooperative Finance Corporation and the Registrant, dated as of May 31, 2016 (Previously filed as Exhibit 10.1 to Form 10-Q filed August 9, 2016).

*	10.16
Loan Participation Servicing Agreement between National Rural Utilities Cooperative Finance Corporation, National Cooperative Services Corporation, and the Registrant, dated as of September 26, 2019 (Previously filed as Exhibit 10 to Form 8-K filed October 9, 2019).

*	10.17
Master Non-Recourse Loan Participation Agreement between CoBank, ACB, CoBank, FCB, and the Registrant, dated as of February 13, 2019 (Previously filed as Exhibit 10.1 to Form 8-K filed February 20, 2019).

*	10.18		Loan Participation and Servicing Agreement between CoBank, ACB and the Registrant, dated as of February 13, 2019 (Previously filed as Exhibit 10.2 to Form 8-K filed February 20, 2019).
*	10.19
Master Non-Recourse Loan Participation Agreement between National Rural Utilities Cooperative Finance Corporation and the Registrant, dated as of February 3, 2020 (Previously filed as Exhibit 10.1 to Form 8-K filed February 7, 2020).

*	10.20
Loan Participation and Servicing Agreement between National Rural Utilities Cooperative Finance Corporation and the Registrant, dated as of February 3, 2020 (Previously filed as Exhibit 10.2 to Form 8-K filed February 7, 2020).

*	10.21
Fourth Amended and Restated First Supplemental Note Purchase Agreement between Farmer Mac Mortgage Securities Corporation, National Rural Utilities Cooperative Finance Corporation, and the Registrant, dated as of June 15, 2022 (Previously filed as Exhibit 10.1 to Form 8-K filed June 21, 2022).

*	21		List of the Registrant's subsidiaries (Previously filed as Exhibit 21 to Form 10-K filed March 8, 2018).
**	31.1	—
Certification of Registrant's principal executive officer relating to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2022, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2022, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Registrant's principal executive officer and principal financial officer relating to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2022, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Bradford T. Nordholm		February 24, 2023
By:	Bradford T. Nordholm
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lowell L. Junkins	Chair of the Board and Director	February 24, 2023
Lowell L. Junkins

/s/ Bradford T. Nordholm	President and Chief Executive Officer	February 24, 2023
Bradford T. Nordholm	(Principal Executive Officer)

/s/ Aparna Ramesh	Executive Vice President – Chief Financial	February 24, 2023
Aparna Ramesh	Officer and Treasurer
(Principal Financial Officer)

/s/ Gregory N. Ramsey	Vice President – Controller	February 24, 2023
Gregory N. Ramsey	(Principal Accounting Officer)

Name	Title	Date

/s/ Dennis L. Brack	Director	February 24, 2023
Dennis L. Brack

/s/ Chester J. Culver	Director	February 24, 2023
Chester J. Culver

/s/ Richard H. Davidson	Director	February 24, 2023
Richard H. Davidson

/s/ Everett M. Dobrinski	Director	February 24, 2023
Everett M. Dobrinski

/s/ James R. Engebretsen	Director	February 24, 2023
James R. Engebretsen

/s/ Sara L. Faivre	Director	February 24, 2023
Sara L. Faivre

/s/ Amy H. Gales	Director	February 24, 2023
Amy H. Gales

/s/ Mitchell A. Johnson	Director	February 24, 2023
Mitchell A. Johnson

/s/ Eric T. McKissack	Director	February 24, 2023
Eric T. McKissack

/s/ Robert G. Sexton	Director	February 24, 2023
Robert G. Sexton

/s/ Charles A. Stones	Director	February 24, 2023
Charles A. Stones

/s/ Roy H. Tiarks	Director	February 24, 2023
Roy H. Tiarks

/s/ Todd P. Ware	Director	February 24, 2023
Todd P. Ware

/s/ LaJuana S. Wilcher	Director	February 24, 2023
LaJuana S. Wilcher