Form 10-Q
period 2023-03-31
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2023-05-09
CIK 845877

As filed with the Securities and Exchange Commission on May 9, 2023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Yes         ☐                               No           ☒
As of May 2, 2023, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock, and 9,301,329 shares of Class C non-voting common stock.

PART I

Item 1.Financial Statements
FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of
	March 31, 2023	December 31, 2022
	(in thousands)
Assets:
Cash and cash equivalents	$864,594	$861,002
Investment securities:
Available-for-sale, at fair value (amortized cost of $4,788,254 and $4,769,426, respectively)	4,647,464	4,579,564
Held-to-maturity, at amortized cost	45,032	45,032
Other investments	3,672	3,672
Total Investment Securities	4,696,168	4,628,268
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value (amortized cost of $8,565,328 and $8,019,495, respectively)	8,225,454	7,607,226
Held-to-maturity, at amortized cost	993,966	1,021,154
Total Farmer Mac Guaranteed Securities	9,219,420	8,628,380
USDA Securities:
Trading, at fair value	1,405	1,767
Held-to-maturity, at amortized cost	2,358,928	2,409,834
Total USDA Securities	2,360,333	2,411,601
Loans:
Loans held for investment, at amortized cost	8,915,656	9,008,979
Loans held for investment in consolidated trusts, at amortized cost	1,468,357	1,211,576
Allowance for losses	(15,673)	(15,089)
Total loans, net of allowance	10,368,340	10,205,466
Financial derivatives, at fair value	25,099	37,409
Accrued interest receivable (includes $9,885 and $12,514, respectively, related to consolidated trusts)	196,368	229,061
Guarantee and commitment fees receivable	46,670	47,151
Deferred tax asset, net	7,961	18,004
Prepaid expenses and other assets	154,994	266,768
Total Assets	$27,939,947	$27,333,110

Liabilities and Equity:
Liabilities:
Notes payable	$24,837,391	$24,469,113
Debt securities of consolidated trusts held by third parties	1,374,332	1,181,948
Financial derivatives, at fair value	166,963	175,326
Accrued interest payable (includes $6,170 and $8,081, respectively, related to consolidated trusts)	141,938	117,887
Guarantee and commitment obligation	46,114	46,582
Accounts payable and accrued expenses	79,188	68,863
Reserve for losses	1,636	1,433
Total Liabilities	26,647,562	26,061,152
Commitments and Contingencies (Note 6)
Equity:
Preferred stock:
Series C, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,382	73,382
Series D, par value $25 per share, 4,000,000 shares authorized, issued and outstanding	96,659	96,659
Series E, par value $25 per share, 3,180,000 shares authorized, issued and outstanding	77,003	77,003
Series F, par value $25 per share, 4,800,000 shares authorized, issued and outstanding	116,160	116,160
Series G, par value $25 per share, 5,000,000 shares authorized, issued and outstanding	121,327	121,327
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,288,482 shares and 9,270,265 shares outstanding, respectively	9,289	9,270
Additional paid-in capital	130,004	128,939
Accumulated other comprehensive loss, net of tax	(59,862)	(50,843)
Retained earnings	726,892	698,530
Total Equity	1,292,385	1,271,958
Total Liabilities and Equity	$27,939,947	$27,333,110
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$59,703	$5,716
Farmer Mac Guaranteed Securities and USDA Securities	136,537	42,920
Loans	119,032	67,247
Total interest income	315,272	115,883
Total interest expense	236,214	50,345
Net interest income	79,058	65,538
Provision for losses	(547)	(56)
Net interest income after provision for losses	78,511	65,482
Non-interest income/(expense):
Guarantee and commitment fees	3,933	3,695
Gains on financial derivatives	399	16,988
Gains/(losses) on trading securities	25	(63)
(Provision for)/release of reserve for losses	(203)	110
Other income	1,201	675
Non-interest income	5,355	21,405
Operating expenses:
Compensation and employee benefits	15,351	13,298
General and administrative	7,527	7,278
Regulatory fees	835	812
Operating expenses	23,713	21,388
Income before income taxes	60,153	65,499
Income tax expense	13,118	14,046
Net income	47,035	51,453
Preferred stock dividends	(6,791)	(6,791)
Net income attributable to common stockholders	$40,244	$44,662

Earnings per common share:
Basic earnings per common share	$3.73	$4.15
Diluted earnings per common share	$3.69	$4.10
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands
Net income	$47,035	$51,453
Other comprehensive (loss)/income:
Net unrealized gains/(losses) on available-for-sale securities	658	(86,267)
Net changes in held-to-maturity securities	(782)	(23)
Net unrealized (losses)/gains on cash flow hedges	(11,292)	31,204
Other comprehensive loss before tax	(11,416)	(55,086)
Income tax benefit related to other comprehensive loss	2,397	11,568
Other comprehensive loss net of tax	(9,019)	(43,518)
Comprehensive income	$38,016	$7,935
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
	(in thousands)
Balance as of December 31, 2022	19,980	$484,531	10,801	$10,801	$128,939	$(50,843)	$698,530	$1,271,958
Net Income	—	—	—	—	—	—	47,035	47,035
Other comprehensive loss, net of tax	—	—	—	—	—	(9,019)	—	(9,019)
Cash dividends:
Preferred stock	—	—	—	—	—	—	(6,791)	(6,791)
Common stock (cash dividend of $1.10 per share)	—	—	—	—	—	—	(11,882)	(11,882)
Issuance of Class C Common Stock	—	—	19	19	51	—	—	70
Stock-based compensation cost	—	—	—	—	2,254	—	—	2,254
Other stock-based award activity	—	—	—	—	(1,240)	—	—	(1,240)
Balance as of March 31, 2023	19,980	$484,531	10,820	$10,820	$130,004	$(59,862)	$726,892	$1,292,385

Balance as of December 31, 2021	19,980	$484,531	10,766	$10,766	$125,993	$3,853	$588,557	$1,213,700
Net Income	—	—	—	—	—	—	51,453	51,453
Other comprehensive loss, net of tax	—	—	—	—	—	(43,518)	—	(43,518)
Cash dividends:
Preferred stock	—	—	—	—	—	—	(6,791)	(6,791)
Common stock (cash dividend of $0.95 per share)	—	—	—	—	—	—	(10,229)	(10,229)
Issuance of Class C Common Stock	—	—	22	22	46	—	—	68
Stock-based compensation cost	—	—	—	—	2,113	—	—	2,113
Other stock-based award activity	—	—	—	—	(1,049)	—	—	(1,049)
Balance as of March 31, 2022	19,980	$484,531	10,788	$10,788	$127,103	$(39,665)	$622,990	$1,205,747
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Cash flows from operating activities:
Net income	$47,035	$51,453
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums, and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Securities	(2,337)	1,913
Amortization of debt premiums, discounts, and issuance costs	10,217	2,018
Net change in fair value of trading securities, hedged assets, and financial derivatives	(62,398)	235,964
Total provision for/(release of) allowance for losses	750	(54)
Excess tax benefits related to stock-based awards	(201)	(137)
Deferred income taxes	12,440	2,794
Stock-based compensation expense	2,255	2,113
Proceeds from repayment of loans purchased as held for sale	17,360	15,028
Net change in:
Interest receivable	29,510	32,277
Guarantee and commitment fees receivable	13	(124)
Other assets	22,195	(64,176)
Accrued interest payable	24,051	1,072
Custodial deposit liability	(32,102)	(17,027)
Other liabilities	(8,227)	6,191
Net cash provided by/(used in) operating activities	60,561	269,305
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(375,153)	(845,114)
Purchases of other investment securities	—	(275)
Purchases of Farmer Mac Guaranteed Securities and USDA Securities	(716,412)	(1,720,619)
Purchases of loans held for investment	(554,787)	(718,008)
Proceeds from repayment of available-for-sale investment securities	505,848	418,414
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Securities	247,706	1,659,253
Proceeds from repayment of loans purchased as held for investment	431,483	463,602
Proceeds from sale of Farmer Mac Guaranteed Securities	—	25,928
Net cash used in investing activities	(461,315)	(716,819)
Cash flows from financing activities:
Proceeds from issuance of discount notes	11,196,195	13,577,266
Proceeds from issuance of medium-term notes	1,383,319	2,626,165
Proceeds from third parties from issuance of debt securities of consolidated trusts	222,188	—
Payments to redeem discount notes	(10,913,679)	(13,854,017)
Payments to redeem medium-term notes	(1,428,500)	(1,790,815)
Payments to third parties on debt securities of consolidated trusts	(36,573)	(112,731)
Proceeds from common stock issuance	51	46
Tax payments related to share-based awards	18	(119)
Dividends paid on common and preferred stock	(18,673)	(17,020)
Net cash provided by financing activities	404,346	428,775
Net change in cash and cash equivalents	3,592	(18,739)
Cash and cash equivalents at beginning of period	861,002	908,785
Cash and cash equivalents at end of period	$864,594	$890,046

Non-cash activity:
Loans securitized as Farmer Mac Guaranteed Securities	4,174	25,928
Loans held for investment transferred to consolidated trusts	281,027	—
Reclassification of loans held for investment to loans held for sale	—	9,000
Matured securities receivable	(97,500)	(1,566)
(Recovery)/charge-off from the allowance for losses	—	84
Loan payoff not yet received	(4,537)	—
Purchases of securities - traded, not yet settled	49,414	348,020
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
Securities and Exchange Commission ("SEC"). These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Farmer Mac and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted as permitted by SEC rules and regulations. The December 31, 2022 consolidated balance sheet presented in this report has been derived from Farmer Mac's audited 2022 consolidated financial statements, as revised. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2022 consolidated financial statements of Farmer Mac and subsidiaries included in
Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year. Presented below are Farmer Mac's significant accounting policies that contain updated information for the three months ended March 31, 2023.

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

Table 1.1

	Consolidation of Variable Interest Entities
	As of March 31, 2023
	Agricultural Finance	Treasury	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost	$1,468,357	$—	$1,468,357
Debt securities of consolidated trusts held by third parties (1)(2)	1,374,332	—	1,374,332
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value	28,447	—	28,447
Maximum exposure to loss (3)	30,570	—	30,570
Investment securities:
Carrying value (4)	—	3,366,020	3,366,020
Maximum exposure to loss (3) (4)	—	3,540,724	3,540,724
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (3) (5)	488,094	—	488,094
(1)Includes borrower remittances of $0.6 million. The borrower remittances had not been passed through to third-party investors as of March 31, 2023.
(2)Includes $94.6 million in unamortized discount related to structured securitization transactions.
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

(a)Earnings Per Common Share

Basic earnings per common share ("EPS") is based on the daily weighted-average number of shares of common stock outstanding. Diluted earnings per common share is based on the daily weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive stock appreciation rights ("SARs") and unvested restricted stock awards. The following schedule reconciles basic and diluted EPS for the three months ended March 31, 2023 and 2022:

Table 1.2

	For the Three Months Ended
	March 31, 2023			March 31, 2022
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$40,244	10,802	$3.73	$44,662	10,767	$4.15
Effect of dilutive securities(1)
SARs and restricted stock	—	116	(0.04)	—	120	(0.05)
Diluted EPS	$40,244	10,918	$3.69	$44,662	10,887	$4.10
(1)For the three months ended March 31, 2023 and 2022, SARs and restricted stock of 62,709 and 50,005 respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the three months ended March 31, 2023 and 2022, contingent shares of unvested restricted stock of 32,282 and 18,535 respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.

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

The following table presents the changes in accumulated other comprehensive income ("AOCI"), net of tax, by component for the three months ended March 31, 2023 and 2022.

Table 1.3

	As of March 31, 2023				As of March 31, 2022
	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$(115,561)	$16,357	$48,361	$(50,843)	$(6,932)	$16,153	$(5,368)	$3,853
Other comprehensive (loss)/income before reclassifications	525	—	(5,452)	(4,927)	(68,148)	—	23,062	(45,086)
Amounts reclassified from AOCI	(5)	(618)	(3,469)	(4,092)	(3)	(19)	1,590	1,568
Net comprehensive (loss)/income	520	(618)	(8,921)	(9,019)	(68,151)	(19)	24,652	(43,518)
Ending Balance	$(115,041)	$15,739	$39,440	$(59,862)	$(75,083)	$16,134	$19,284	$(39,665)

The following table presents other comprehensive income activity, the impact on net income of amounts reclassified from each component of AOCI, and the related tax impact for the three months ended March 31, 2023 and 2022:

Table 1.4

	For the Three Months Ended
	March 31, 2023			March 31, 2022
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive income:
Available-for-sale-securities:
Unrealized holding gains/(losses) on available-for-sale securities	$664	$139	$525	$(86,263)	$(18,115)	$(68,148)
Less reclassification adjustments included in:
Net interest income(1)	—	—	—	—	—	—
Other income(2)	(6)	(1)	(5)	(4)	(1)	(3)
Total	$658	$138	$520	$(86,267)	$(18,116)	$(68,151)
Held-to-maturity securities:
Less reclassification adjustments included in:
Net interest income(3)	(782)	(164)	(618)	(23)	(4)	(19)
Total	$(782)	$(164)	$(618)	$(23)	$(4)	$(19)
Cash flow hedges
Unrealized (losses)/gains on cash flow hedges	$(6,901)	$(1,449)	$(5,452)	$29,193	$6,131	$23,062
Less reclassification adjustments included in:
Net interest income(4)	(4,391)	(922)	(3,469)	2,011	421	1,590
Total	$(11,292)	$(2,371)	$(8,921)	$31,204	$6,552	$24,652
Other comprehensive loss	$(11,416)	$(2,397)	$(9,019)	$(55,086)	$(11,568)	$(43,518)
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
Farmer Mac adopted optional expedients specific to discounting transition on a retrospective basis, and as a result of this election, the discounting transition did not have a material effect on Farmer Mac's financial position, results of operations, or cash flows. Farmer Mac expects to adopt additional optional expedients, including contract modification relief, and does not expect this to have a material effect on Farmer Mac's financial position, results of operations, or cash flows.

ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848	The amendments in this Update deferred the sunset date in Topic 848 from December 31, 2022 to December 31, 2024.	December 21, 2022	Farmer Mac continues to evaluate the impact of ASC 848.
ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
The Update addresses and amends areas identified by the Financial Accounting Standards Board as part of its post-implementation review of the accounting standard that introduced the current expected credit losses (“CECL”) model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross writeoffs for financing receivables and net investment in leases by year of origination in the vintage disclosures.
		January 1, 2023	The adoption of this Update did not have a material effect on Farmer Mac's financial position, results of operations, or cash flows.
Recently Issued Accounting Guidance

Standard	Description	Effect on Consolidated Financial Statements
ASU 2022-01, Fair Value Hedging - Portfolio Layer Method	The Update introduces the portfolio layer method, which expands the current single-layer method to allow multiple hedged layers of a single closed portfolio under the method (previously named, last-of-layer method). Additionally, it expands the scope of the portfolio layer method to include non-prepayable assets, specifies eligible hedging instruments in a single-layer hedge, provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method, specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio, and provides that an entity may reclassify HTM debt securities identified within 30 days of the date of adoption to AFS if the entity applies portfolio layer method hedging to those debt securities.	Farmer Mac is continuing to evaluate the use of the portfolio layer method in its hedging programs, although future use of the standard is dependent on its asset-liability management strategies in the context of the then current interest rate outlook. Farmer Mac does not believe adoption of the standard will have a material effect on Farmer Mac's financial position, results of operations, or cash flows.

(d) Reclassifications
Certain reclassifications of prior period information were made to conform to the current period presentation. The reclassifications of prior period information were not material to the consolidated financial statements.
2.INVESTMENT SECURITIES

The following tables set forth information about Farmer Mac's available-for-sale and held-to-maturity investment securities as of March 31, 2023 and December 31, 2022:

Table 2.1

	As of March 31, 2023
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost(1)	Allowance for losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,700	$—	$19,700	$(29)	$—	$(640)	$19,031
Floating rate Government/GSE guaranteed mortgage-backed securities	2,472,591	(1,089)	2,471,502	—	3,525	(24,442)	2,450,585
Fixed rate GSE guaranteed mortgage-backed securities	1,404,950	(41,950)	1,363,000	—	4,939	(113,091)	1,254,848
Fixed rate U.S. Treasuries	941,760	(7,708)	934,052	—	1,525	(12,577)	923,000
Total available-for-sale	4,839,001	(50,747)	4,788,254	(29)	9,989	(150,750)	4,647,464
Held-to-maturity:
Floating rate Government/GSE guaranteed mortgage-backed securities(3)	45,032	—	45,032	—	611	—	45,643
Total held-to-maturity	$45,032	$—	$45,032	$—	$611	$—	$45,643
(1)Amounts presented exclude $12.4 million of accrued interest receivable on investment securities as of March 31, 2023.
(2)Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in the consolidated statement of operations as a provision for losses. Amount excludes unrealized losses relating to non-credit factors.
(3)The held-to-maturity investment securities had a weighted average yield of 5.8% as of March 31, 2023.

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

Farmer Mac did not sell any securities from its available-for-sale investment portfolio during the three months March 31, 2023 and 2022.

As of March 31, 2023 and December 31, 2022, unrealized losses on available-for-sale investment securities were as follows:

Table 2.2

	As of March 31, 2023
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,031	$(640)
Floating rate Government/GSE guaranteed mortgage-backed securities	1,224,206	(12,915)	586,996	(11,527)
Fixed rate Government/GSE guaranteed mortgage-backed securities	527,300	(22,689)	476,963	(90,402)
Fixed rate U.S. Treasuries	162,248	(357)	637,610	(12,220)
Total	$1,913,754	$(35,961)	$1,720,600	$(114,789)

Number of securities in loss position		121		87

	As of December 31, 2022
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,027	$(640)
Floating rate Government/GSE guaranteed mortgage-backed securities	1,884,146	(36,976)	193,964	(5,934)
Fixed rate Government/GSE guaranteed mortgage-backed securities	621,215	(56,434)	336,782	(74,403)
Fixed rate U.S. Treasuries	314,524	(2,842)	704,780	(17,303)
Total	$2,819,885	$(96,252)	$1,254,553	$(98,280)

Number of securities in loss position		174		51

The unrealized losses presented above are principally due to a general widening of market spreads and changes in the levels of interest rates from the dates of acquisition to March 31, 2023 and December 31, 2022, as applicable. The resulting decrease in fair values reflects an increase in the perceived risk by the financial markets related to those securities. As of both March 31, 2023 and December 31, 2022, all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government or had credit ratings of at least "AA+."

Securities in unrealized loss positions for 12 months or longer have a fair value as of March 31, 2023 that is, on average, approximately 93.7% of their amortized cost basis. Farmer Mac believes that all of these unrealized losses are recoverable within a reasonable period of time by way of maturity or changes in credit spreads.

The amortized cost, fair value, and weighted-average yield of available-for-sale investment securities by remaining contractual maturity as of March 31, 2023 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 2.3

	As of March 31, 2023
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$663,812	$654,546	0.35%
Due after one year through five years	652,643	646,658	3.91%
Due after five years through ten years	2,656,056	2,541,681	3.91%
Due after ten years	815,743	804,579	4.89%
Total	$4,788,254	$4,647,464	3.58%

3.FARMER MAC GUARANTEED SECURITIES AND USDA SECURITIES

The following tables set forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities as of March 31, 2023 and December 31, 2022:

Table 3.1

	As of March 31, 2023
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost(1)	Allowance for losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$973,697	$(87)	$973,610	$(57)	$445	$(43,839)	$930,159
Farmer Mac Guaranteed USDA Securities	20,381	32	20,413	—	14	(829)	19,598
Total Farmer Mac Guaranteed Securities	994,078	(55)	994,023	(57)	459	(44,668)	949,757
USDA Securities	2,334,923	24,005	2,358,928	—	475	(216,826)	2,142,577
Total held-to-maturity	$3,329,001	$23,950	$3,352,951	$(57)	$934	$(261,494)	$3,092,334
Available-for-sale:
AgVantage	$8,554,373	$766	$8,555,139	$(515)	$7,296	$(344,500)	$8,217,420
Farmer Mac Guaranteed Securities(3)	—	10,189	10,189	—	—	(2,155)	8,034
Total available-for-sale	$8,554,373	$10,955	$8,565,328	$(515)	$7,296	$(346,655)	$8,225,454
Trading:
USDA Securities(4)	$1,391	$72	$1,463	$—	$—	$(58)	$1,405
(1)Amounts presented exclude $63.6 million, $36.9 million, and $27,000 of accrued interest receivable on available-for-sale, held-to-maturity, and trading securities, respectively, as of March 31, 2023.
(2)Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in the statement of financial operations as a provision for losses. Amount excludes unrealized losses relating to non-credit factors.
(3)Fair value includes $8.0 million of an interest-only security with a notional amount of $244.6 million.
(4)The trading USDA securities had a weighted average yield of 5.52% as of March 31, 2023.

	As of December 31, 2022
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost(1)	Allowance for losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$1,000,689	$(95)	$1,000,594	$(59)	$353	$(54,098)	$946,790
Farmer Mac Guaranteed USDA Securities	20,586	33	20,619	—	2	(856)	19,765
Total Farmer Mac Guaranteed Securities	1,021,275	(62)	1,021,213	(59)	355	(54,954)	966,555
USDA Securities	2,384,946	24,888	2,409,834	—	668	(312,824)	2,097,678
Total held-to-maturity	$3,406,221	$24,826	$3,431,047	$(59)	$1,023	$(367,778)	$3,064,233
Available-for-sale:
AgVantage	$8,008,067	$806	$8,008,873	$(546)	$2,061	$(411,009)	$7,599,379
Farmer Mac Guaranteed Securities(3)	—	10,622	10,622	—	—	(2,775)	$7,847
Total available-for-sale	$8,008,067	$11,428	$8,019,495	$(546)	$2,061	$(413,784)	$7,607,226
Trading:
USDA Securities(4)	$1,770	$80	$1,850	$—	$—	$(83)	$1,767
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

As of March 31, 2023 and December 31, 2022, unrealized losses on held-to-maturity and available-for-sale on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities were as follows:

Table 3.2

	As of March 31, 2023
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$421,384	$(5,449)	$485,324	$(38,390)
Farmer Mac Guaranteed USDA Securities	8,969	(531)	9,328	(298)
USDA Securities	—	—	2,130,022	(216,826)
Total held-to-maturity	$430,353	$(5,980)	$2,624,674	$(255,514)

Available-for-sale:
AgVantage	$4,087,761	$(132,418)	$2,566,073	$(212,082)
Farmer Mac Guaranteed Securities	—	—	8,034	(2,155)
Total available-for-sale	$4,087,761	$(132,418)	$2,574,107	$(214,237)

	As of December 31, 2022
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$548,634	$(11,455)	$382,358	$(42,643)
Farmer Mac Guaranteed USDA Securities	19,790	(856)	—	—
USDA Securities	2,086,108	(312,824)	—	—
Total held-to-maturity	$2,654,532	$(325,135)	$382,358	$(42,643)

Available-for-sale:
AgVantage	$4,642,096	$(267,886)	$1,548,551	$(143,123)
Farmer Mac Guaranteed Securities	7,847	(2,775)	—	—
Total available-for-sale	$4,649,943	$(270,661)	$1,548,551	$(143,123)

The unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to March 31, 2023 and December 31, 2022, as applicable.

The credit exposure related to Farmer Mac's USDA Securities in the Agricultural Finance line of business is covered by the full faith and credit guarantee of the United States of America.

The unrealized losses from AgVantage securities were on 94 and 95 available-for-sale securities as of March 31, 2023 and December 31, 2022, respectively. There were 33 and 37 held-to-maturity AgVantage securities with an unrealized loss as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, 28 and 13 available-for-sale AgVantage securities, respectively, had been in a loss position for more than 12 months. As of March 31, 2023 and December 31, 2022, there were 16 and 4 held-to-maturity AgVantage securities, respectively, in a loss position for more than 12 months.

During the three months ended March 31, 2023 and 2022 Farmer Mac had no sales of AgVantage Farmer Mac Guaranteed Securities, USDA Farmer Mac Guaranteed Securities or USDA Trading Securities and, therefore, Farmer Mac realized no gains or losses.

The amortized cost, fair value, and weighted-average yield of available-for-sale and held-to-maturity Farmer Mac Guaranteed Securities and USDA Securities by remaining contractual maturity as of March 31, 2023 are set forth below. The balances presented are based on their contractual maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 3.3

	As of March 31, 2023
	Available-for-Sale Securities
	Amortized Cost(1)	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$2,243,310	$2,239,632	4.69%
Due after one year through five years	3,366,125	3,248,962	3.59%
Due after five years through ten years	1,248,415	1,174,976	3.61%
Due after ten years	1,707,478	1,561,884	4.23%
Total	$8,565,328	$8,225,454	4.00%
(1)Amounts presented exclude $63.6 million of accrued interest receivable.

	As of March 31, 2023
	Held-to-Maturity Securities
	Amortized Cost(1)	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$363,620	$359,461	2.92%
Due after one year through five years	646,909	602,242	2.20%
Due after five years through ten years	280,707	256,997	3.25%
Due after ten years	2,061,715	1,873,634	3.36%
Total	$3,352,951	$3,092,334	3.05%
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

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements. The table below includes accrued interest on cleared swaps, but excludes $8.2 million and $6.1 million of accrued interest receivable and $4.5 million and $3.6 million of accrued interest payable on uncleared swaps as of March 31, 2023 and December 31, 2022, respectively. The aforementioned accrued interest on uncleared swaps is included within Accrued Interest Receivable and Accrued Interest Payable on the consolidated balance sheets.
Table 4.1

	As of March 31, 2023
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Term (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Receive fixed non-callable	$10,227,735	$9,431	$(48)	4.86%	2.28%		1.57
Pay fixed non-callable	8,344,447	48	(31,690)	2.25%	4.84%		10.65
Receive fixed callable	3,065,577	1,380	(142,980)	4.75%	2.28%		2.85
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	575,000	22,436	(1,078)	1.93%	5.23%		4.91
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	182,072	578	(460)	3.00%	4.82%		4.39
Receive fixed non-callable	763,753	298	(10)	4.87%	3.40%		0.69
Basis swaps	1,845,384	114	(497)	4.82%	4.89%		2.24
Treasury futures	16,700	614	—			111.25
Netting adjustments(1)		(9,800)	9,800
Total financial derivatives	$25,020,668	$25,099	$(166,963)
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

As of March 31, 2023, Farmer Mac expects to reclassify $13.7 million after-tax from accumulated other comprehensive income to earnings over the next twelve months related to cash flow hedges. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges after March 31, 2023. During the three months ended March 31, 2023 and 2022, there were no gains or losses from interest rate swaps designated as cash flow hedges reclassified to earnings because it was probable that the originally forecasted transactions would occur.

The following tables summarize the net income/(expense) recognized in the consolidated statements of operations related to derivatives for the three months ended March 31, 2023 and 2022:

Table 4.2

	For the Three Months Ended March 31, 2023
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Gains on financial derivatives
	(in thousands)
Total amounts presented in the consolidated statement of operations	$59,703	$136,537	$119,032	$(236,214)	$399	$79,457
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	6,549	28,909	13,180	(77,467)	—	(28,829)
Recognized on hedged items	6,961	41,971	15,208	(70,975)	—	(6,835)
Premium/discount amortization recognized on hedged items	268	—	—	(691)	—	(423)
Income/(expense) related to interest settlements on fair value hedging relationships	$13,778	$70,880	$28,388	$(149,133)	$—	$(36,087)

Gains/(losses) on fair value hedging relationships:
Recognized on derivatives	$(27,153)	$(93,792)	$(56,681)	$122,540	$—	$(55,086)
Recognized on hedged items	27,428	93,295	56,957	(122,699)	—	54,981
Gains/(losses) on fair value hedging relationships	$275	$(497)	$276	$(159)	$—	$(105)

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$4,391	$—	$4,391
Recognized on hedged items	—	—	—	(7,190)	—	(7,190)
Discount amortization recognized on hedged items	—	—	—	(14)	—	(14)
Expense recognized on cash flow hedges	$—	$—	$—	$(2,813)	$—	$(2,813)

Gains on financial derivatives not designated in hedging relationships:
Gains on interest rate swaps	$—	$—	$—	$—	$33	$33
Interest expense on interest rate swaps	—	—	—	—	(1,625)	(1,625)
Treasury futures	—	—	—	—	1,991	1,991
Gains on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$399	$399

	For the Three Months Ended March 31, 2022
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Gains on financial derivatives
		(in thousands)
Total amounts presented in the consolidated statement of operations:	$5,716	$42,920	$67,247	$(50,345)	$16,988	$82,526
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	(1,484)	(21,644)	(6,946)	14,200	—	(15,874)
Recognized on hedged items	2,597	31,929	12,619	(18,157)	—	28,988
Discount amortization recognized on hedged items	(414)	—	—	(440)	—	(854)
Income/(expense) related to interest settlements on fair value hedging relationships	$699	$10,285	$5,673	$(4,397)	$—	$12,260

Gains/(losses) on fair value hedging relationships:
Recognized on derivatives	$33,425	$213,851	$131,932	$(237,014)	$—	$142,194
Recognized on hedged items	(32,726)	(210,648)	(129,607)	236,814	—	(136,167)
Gains/(losses) on fair value hedging relationships	$699	$3,203	$2,325	$(200)	$—	$6,027

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$(2,011)	$—	$(2,011)
Recognized on hedged items	—	—	—	(787)	—	(787)
Discount amortization recognized on hedged items	—	—	—	(13)	—	(13)
Expense recognized on cash flow hedges	$—	$—	$—	$(2,811)	$—	$(2,811)

Gains on financial derivatives not designated in hedge relationships:
Gains on interest rate swaps	$—	$—	$—	$—	$1,617	$1,617
Interest expense on interest rate swaps	—	—	—	—	(927)	(927)
Treasury futures	—	—	—	—	16,298	16,298
Gains on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$16,988	$16,988

The following table shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships as of March 31, 2023 and December 31, 2022:

Table 4.3

	Hedged Items in Fair Value Relationship
	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments included in the Carrying Amount of the Hedged Assets/(Liabilities)
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
	(in thousands)
Investment securities, Available-for-Sale, at fair value	$1,007,588	$876,063	$(79,678)	$(107,107)
Farmer Mac Guaranteed Securities, Available-for-Sale, at fair value	4,885,795	4,814,784	(253,578)	(346,873)
Loans held for investment, at amortized cost	1,737,378	1,623,301	(270,321)	(327,278)
Notes Payable(1)	(12,753,526)	(12,151,382)	408,387	531,086
(1)Carrying amount represents amortized cost.

The following tables present the fair value of financial assets and liabilities, based on the terms of Farmer Mac's master netting arrangements as of March 31, 2023 and December 31, 2022:

Table 4.4

	March 31, 2023
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amount Recognized	Gross Amounts offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet(1)	Netting Adjustments	Financial instruments pledged	Cash Collateral(2)	Net Amount
	(in thousands)
Assets:
Uncleared derivatives	$24,077	$—	$24,077	$(23,463)	$—	$—	$614
Cleared derivatives	9,800	(9,800)	—	—	—	—	—
Total	$33,877	$(9,800)	$24,077	$(23,463)	$—	$—	$614

Liabilities:
Uncleared derivatives	$(123,198)	$—	$(123,198)	$23,463	$—	$101,434	$1,699
Cleared derivatives	(33,291)	9,800	(23,491)	—	205,386	—	181,895
Total	$(156,489)	$9,800	$(146,689)	$23,463	$205,386	$101,434	$183,594
(1)Amounts presented may not agree to the consolidated balance sheet related to counterparties not subject to master netting agreements.
(2)Cash collateral excludes $19.1 million of collateral posted related to counterparties not subject to master netting agreements.

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

Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets. Any investment securities posted as collateral are included in the investment securities balances on the consolidated balance sheets. If Farmer Mac had breached certain provisions of the derivative contracts as of March 31, 2023 or December 31, 2022, it could have been required to settle its obligations under the agreements, but would not have been required to post additional collateral. As of March 31, 2023 and December 31, 2022, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

Of Farmer Mac's $25.0 billion notional amount of interest rate swaps outstanding as of March 31, 2023, $20.3 billion were cleared through the swap clearinghouse, the Chicago Mercantile Exchange ("CME"). Of Farmer Mac's $23.9 billion notional amount of interest rate swaps outstanding as of December 31, 2022, $19.5 billion were cleared through the CME. During 2023 and throughout 2022, Farmer Mac continued the use of non-cleared basis swaps to prepare for the transition away from the use of LIBOR as a reference rate.

5.LOANS

Farmer Mac classifies loans as either held for investment or held for sale. Loans held for investment are recorded at the unpaid principal balance, net of unamortized premium or discount and other cost basis adjustments. Loans held for sale are reported at the lower of cost or fair value determined on a pooled basis. As of both March 31, 2023 and December 31, 2022, Farmer Mac had no loans held for sale.

Under the Agricultural Finance line of business, Farmer Mac has two segments – Farm & Ranch and Corporate AgFinance. The segments are characterized by similarities in risk attributes and the manner in which Farmer Mac monitors and assesses credit risk.

The following table includes loans held for investment and displays the composition of the loan balances as of March 31, 2023 and December 31, 2022:

Table 5.1

	As of March 31, 2023			As of December 31, 2022
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Agricultural Finance loans
Farm & Ranch	$4,837,722	$1,468,357	$6,306,079	$5,150,750	$1,211,576	$6,362,326
Corporate AgFinance	1,172,864	—	1,172,864	1,166,253	—	1,166,253
Total Agricultural Finance loans	6,010,586	1,468,357	7,478,943	6,317,003	1,211,576	7,528,579
Rural Infrastructure Finance loans	3,178,104	—	3,178,104	3,021,266	—	3,021,266
Total unpaid principal balance(1)	9,188,690	1,468,357	10,657,047	9,338,269	1,211,576	10,549,845
Unamortized premiums, discounts, fair value hedge basis adjustment, and other cost basis adjustments	(273,034)	—	(273,034)	(329,290)	—	(329,290)
Total loans	8,915,656	1,468,357	10,384,013	9,008,979	1,211,576	10,220,555
Allowance for losses	(15,171)	(502)	(15,673)	(14,629)	(460)	(15,089)
Total loans, net of allowance	$8,900,485	$1,467,855	$10,368,340	$8,994,350	$1,211,116	$10,205,466
(1)Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business.

Allowance for Losses

The following table is a summary, by asset type, of the allowance for losses as of March 31, 2023 and December 31, 2022:

Table 5.2

	March 31, 2023	December 31, 2022
	Allowance for Losses	Allowance for Losses
	(in thousands)
Loans:
Agricultural Finance loans
Farm & Ranch	$3,933	$4,044
Corporate AgFinance	7,039	2,731
Total Agricultural Finance Loans	10,972	6,775
Rural Infrastructure Finance loans	4,701	8,314
Total	$15,673	$15,089

The following is a summary of the changes in the allowance for losses for the three months ended March 31, 2023 and 2022:

Table 5.3

	For the Three Months Ended
	March 31, 2023				March 31, 2022
	Agricultural Finance loans			Rural Infrastructure Finance loans(3)	Agricultural Finance loans			Rural Infrastructure Finance loans(3)
	Farm & Ranch(1)	Corporate AgFinance(2)	Total		Farm & Ranch(1)	Corporate AgFinance(2)	Total
	(in thousands)
Beginning Balance	$4,044	$2,731	$6,775	$8,314	$2,882	$560	$3,442	$10,599
Provision for/(release of) losses	(111)	4,308	4,197	(3,613)	77	513	590	(977)
Charge-offs	—	—	—	—	(84)	—	(84)	—
Ending Balance	$3,933	$7,039	$10,972	$4,701	$2,875	$1,073	$3,948	$9,622
(1)As of March 31, 2023 and 2022, allowance for losses for Agricultural Finance Farm & Ranch loans includes $1.1 million and no allowance for collateral dependent assets secured by agricultural real estate, respectively.
(2)As of March 31, 2023 and 2022, allowance for losses for Agricultural Finance Corporate AgFinance loans includes $4.6 million and no allowance for collateral dependent assets secured by agricultural real estate, respectively.
(3)As of both March 31, 2023 and 2022, allowance for losses for Rural Infrastructure Finance loans includes no allowance for collateral dependent assets.

The $3.6 million net release from the allowance for the Rural Infrastructure Finance portfolio during the quarter ended March 31, 2023 was primarily attributable to an updated estimate of expected losses based on newly available industry data. The $4.2 million net provision to the allowance for the Agricultural Finance mortgage loan portfolio during the quarter ended March 31, 2023 was primarily attributable to declining valuation of a single agricultural storage and processing loan, due to its ongoing bankruptcy proceedings and an updated estimate of expected losses based on additional availability of industry data.

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

The following table presents the unpaid principal balances by delinquency status of Farmer Mac's loans and non-performing assets as of March 31, 2023 and December 31, 2022:

Table 5.4

	As of March 31, 2023
	Accruing
	Current	30-59 Days	60-89 Days	90 Days and Greater(2)	Total Past Due	Nonaccrual loans(3)(4)	Total Loans
	(in thousands)
Loans(1):
Agricultural Finance loans
Farm & Ranch	$6,210,739	$4,403	$1,989	$6,922	$13,314	$82,026	$6,306,079
Corporate AgFinance	1,159,609	—	—	—	—	13,255	1,172,864
Total Agricultural Finance loans	7,370,348	4,403	1,989	6,922	13,314	95,281	7,478,943
Rural Infrastructure Finance loans	3,178,104	—	—	—	—	—	3,178,104
Total	$10,548,452	$4,403	$1,989	$6,922	$13,314	$95,281	$10,657,047
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
(4)Includes $16.1 million of nonaccrual loans for which there was no associated allowance. During the three months ended March 31, 2023, Farmer Mac received $0.5 million in interest on nonaccrual loans.

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
(4)Includes $22.0 million of nonaccrual loans for which there was no associated allowance. During the year ended December 31, 2022, Farmer Mac received $5.6 million in interest on nonaccrual loans.

Credit Quality Indicators

The following tables present credit quality indicators related to Agricultural Finance mortgage loans and Rural Infrastructure Finance loans held as of March 31, 2023 and December 31, 2022, by year of origination:

Table 5.5

	As of March 31, 2023
	Year of Origination:
	2023	2022	2021	2020	2019	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance - Farm & Ranch loans(1):
Internally Assigned Risk Rating:
Acceptable	$110,328	$1,160,657	$1,660,716	$1,155,561	$330,442	$1,141,358	$352,316	$5,911,378
Special mention(2)	3,926	76,144	69,920	24,128	24,410	22,625	13,547	234,700
Substandard(3)	—	7,115	7,873	20,865	32,881	80,931	10,336	160,001
Total	$114,254	$1,243,916	$1,738,509	$1,200,554	$387,733	$1,244,914	$376,199	$6,306,079

For the Three Months Ended March 31, 2023:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

	As of March 31, 2023
	Year of Origination:
	2023	2022	2021	2020	2019	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance - Corporate AgFinance(1):
Internally Assigned Risk Rating:
Acceptable	$91,825	$144,361	$280,569	$124,825	$107,234	$119,813	$216,575	$1,085,202
Special mention(2)	—	—	—	51,737	20,525	—	2,145	74,407
Substandard(3)	11,099	—	—	1,128	—	—	1,028	13,255
Total	$102,924	$144,361	$280,569	$177,690	$127,759	$119,813	$219,748	$1,172,864

For the Three Months Ended March 31, 2023:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

	As of March 31, 2023
	Year of Origination:
	2023	2022	2021	2020	2019	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Rural Infrastructure Finance loans(1):
Internally Assigned Risk Rating:
Acceptable	$247,553	$727,714	$177,165	$619,983	$730,252	$635,181	$40,256	$3,178,104
Special mention(2)	—	—	—	—	—	—	—	—
Substandard(3)	—	—	—	—	—	—	—	—
Total	$247,553	$727,714	$177,165	$619,983	$730,252	$635,181	$40,256	$3,178,104

For the Three Months Ended March 31, 2023:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

	As of December 31, 2022
	Year of Origination:
	2022	2021	2020	2019	2018	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance - Farm & Ranch loans(1):
Internally Assigned Risk Rating:
Acceptable	$1,157,829	$1,704,547	$1,187,474	$360,704	$242,491	$947,535	$385,503	$5,986,083
Special mention(2)	91,099	68,260	25,629	11,254	5,325	17,797	2,452	221,816
Substandard(3)	3,094	8,814	22,976	23,937	17,845	67,654	10,107	154,427
Total	$1,252,022	$1,781,621	$1,236,079	$395,895	$265,661	$1,032,986	$398,062	$6,362,326

For the Three Months Ended March 31, 2022:
Current period charge-offs	$—	$—	$—	$—	$—	$(84)	$—	$(84)
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

	As of December 31, 2022
	Year of Origination:
	2022	2021	2020	2019	2018	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance - Corporate AgFinance loans(1):
Internally Assigned Risk Rating:
Acceptable	$145,263	$299,729	$221,560	$108,230	$76,454	$44,827	$232,107	$1,128,170
Special mention(2)	—	—	—	20,698	—	—	2,145	22,843
Substandard(3)	—	—	4,598	—	—	—	10,642	15,240
Total	$145,263	$299,729	$226,158	$128,928	$76,454	$44,827	$244,894	$1,166,253

For the Three Months Ended March 31, 2022:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

	As of December 31, 2022
	Year of Origination:
	2022	2021	2020	2019	2018	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Rural Infrastructure Finance loans(1):
Internally Assigned Risk Rating:
Acceptable	$741,021	$220,420	$629,223	$739,270	$7,932	$649,830	$33,570	$3,021,266
Special mention(2)	—	—	—	—	—	—	—	—
Substandard(3)	—	—	—	—	—	—	—	—
Total	$741,021	$220,420	$629,223	$739,270	$7,932	$649,830	$33,570	$3,021,266

For the Three Months Ended March 31, 2022:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

6. GUARANTEES AND COMMITMENTS

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of March 31, 2023 and December 31, 2022, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans:

Table 6.1

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of March 31, 2023	As of December 31, 2022
	(in thousands)
Agricultural Finance
Farmer Mac Guaranteed Securities	$488,095	$500,953
Rural Infrastructure Finance
Farmer Mac Guaranteed Securities	1,098	1,169
Total off-balance sheet Farmer Mac Guaranteed Securities	$489,193	$502,122

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.

The following table summarizes the significant cash flows received from and paid to trusts used for Farmer Mac securitizations:

Table 6.2

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Proceeds from new securitizations	$222,188	$25,928
Guarantee fees received	487	577

Farmer Mac presents a liability for its obligation to stand ready under its guarantee in "Guarantee and commitment obligation" on the consolidated balance sheets. The following table presents the liability and the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities:

Table 6.3

	As of March 31, 2023	As of December 31, 2022
(dollars in thousands)
Guarantee and commitment obligation	$6,269	$6,461
Weighted average remaining maturity:
Farmer Mac Guaranteed Securities	21.3 years	21.4 years
AgVantage Securities	1.7 years	2.0 years

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

Table 6.4

	As of March 31, 2023	As of December 31, 2022
	(dollars in thousands)
Guarantee and commitment obligation(1)	$39,845	$40,121
Maximum principal amount	3,423,092	3,423,155
Weighted-average remaining maturity	15.0 years	15.3 years
(1) Relates to LTSPCs issued or modified on or after January 1, 2003.

Reserve for Losses

The following table is a summary, by asset type, of the reserve for losses as of March 31, 2023 and December 31, 2022:

Table 6.5

	March 31, 2023	December 31, 2022
	Reserve for Losses	Reserve for Losses
	(in thousands)
Agricultural Finance	$1,396	$819
Rural Infrastructure Finance	240	614
Total	$1,636	$1,433

The following is a summary of the changes in the reserve for losses for the three month period ended March 31, 2023 and 2022:

Table 6.6

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	Reserve for Losses	Reserve for Losses
	(in thousands)
Agricultural Finance
Beginning Balance	$819	$1,068
Provision for/(release of )losses	577	(75)
Ending Balance	$1,396	$993

Rural Infrastructure Finance
Beginning Balance	$614	$882
Release of losses	(374)	(35)
Ending Balance	$240	$847

The release from the reserve for losses in the Rural Infrastructure Finance LTSPC portfolio recorded during first quarter 2023 was primarily due to an updated estimate of expected losses based on additional available industry data. The provision to the reserve for losses in the Agricultural Finance LTSPC portfolio recorded during first quarter 2023 was primarily due to an updated estimate of expected losses based on additional available industry data.

The release from the reserve for losses in both the Agricultural Finance and Rural Infrastructure Finance
LTSPC portfolios and Farmer Mac Guaranteed portfolios recorded during the three months ended March 31, 2022 was primarily due to decreased net volume in those portfolios.

The following table presents the unpaid principal balances by delinquency status of Agricultural Finance and Rural Infrastructure loans underlying LTSPCs and Farmer Mac Guaranteed Securities as of March 31, 2023 and December 31, 2022:

Table 6.7

	As of March 31, 2023
	Current	30-59 Days	60-89 Days	90 Days and Greater(1)	Total Past Due	Total Loans
	(in thousands)
Agricultural Finance:	$3,193,633	$2,432	$366	$5,045	$7,843	$3,201,476
Rural Infrastructure Finance:	503,588	—	—	—	—	503,588
Total	$3,697,221	$2,432	$366	$5,045	$7,843	$3,705,064
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

Credit Quality Indicators

The following tables present credit quality indicators related to Agricultural Finance and Rural Infrastructure loans underlying LTSPCs and Farmer Mac Guaranteed Securities as of March 31, 2023 and December 31, 2022, by year of origination:

Table 6.8

	As of March 31, 2023
	Year of Origination:
	2023	2022	2021	2020	2019	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance:
Internally Assigned Risk Rating:
Acceptable	$36,192	$232,811	$491,815	$529,545	$255,049	$1,273,859	$302,452	$3,121,723
Special mention(1)	—	73	1,310	1,763	—	41,605	3,186	47,937
Substandard(2)	—	—	—	154	407	27,929	3,326	31,816
Total	$36,192	$232,884	$493,125	$531,462	$255,456	$1,343,393	$308,964	$3,201,476

For the Three Months Ended March 31, 2023:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
(1)Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.
(2)Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of March 31, 2023
	Year of Origination:
	2023	2022	2021	2020	2019	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Rural Infrastructure Finance:
Internally Assigned Risk Rating:
Acceptable	$—	$—	$—	$—	$—	$441,459	$62,129	$503,588
Special mention(1)	—	—	—	—	—	—	—	—
Substandard(2)	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$441,459	$62,129	$503,588

For the Three Months Ended March 31, 2023:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
(1)Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.
(2)Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of December 31, 2022
	Year of Origination:
	2022	2021	2020	2019	2018	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance:
Internally Assigned Risk Rating:
Acceptable	$202,998	$496,269	$535,798	$254,293	$207,379	$1,107,834	$296,508	$3,101,079
Special mention(1)	—	1,319	1,778	—	1,198	42,680	3,205	50,180
Substandard(2)	—	—	176	—	3,588	32,597	3,372	39,733
Total	$202,998	$497,588	$537,752	$254,293	$212,165	$1,183,111	$303,085	$3,190,992

For the Three Months Ended March 31, 2022:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
(1)Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.
(2)Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of December 31, 2022
	Year of Origination:
	2022	2021	2020	2019	2018	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Rural Infrastructure Finance:
Internally Assigned Risk Rating:
Acceptable	$—	$—	$—	$—	$—	$470,659	$52,533	$523,192
Special mention(1)	—	—	—	—	—	—	—	—
Substandard(2)	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$470,659	$52,533	$523,192

For the Three Months Ended March 31, 2022:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

The following tables set forth information related to Farmer Mac's borrowings as of March 31, 2023 and December 31, 2022:

Table 7.1

	March 31, 2023
	Outstanding as of March 31		Average Outstanding During the Quarter
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$854,937	4.68%	$622,185	4.40%
Medium-term notes	2,519,784	3.80%	2,584,922	3.71%
Current portion of medium-term notes	5,049,859	1.81%
Total due within one year	$8,424,580	2.69%
Due after one year:
Medium-term notes due in:
Two years	$4,488,583	2.04%
Three years	3,373,635	1.92%
Four years	3,071,804	1.87%
Five years	1,986,249	3.66%
Thereafter	3,900,927	2.67%
Total due after one year	$16,821,198	2.32%
Total principal net of discounts	$25,245,778	2.45%
Hedging adjustments	(408,387)
Total	$24,837,391

	December 31, 2022
	Outstanding as of December 31		Average Outstanding During the Year
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$565,578	3.91%	$1,325,026	0.96%
Medium-term notes	2,547,733	3.54%	1,442,932	2.11%
Current portion of medium-term notes	4,920,864	1.49%
Total due within one year	$8,034,175	2.31%
Due after one year:
Medium-term notes due in:
Two years	$4,072,740	1.71%
Three years	3,506,480	2.10%
Four years	2,967,625	1.44%
Five years	2,361,197	3.12%
Thereafter	4,057,982	2.60%
Total due after one year	$16,966,024	2.15%
Total principal net of discounts	$25,000,199	2.20%
Hedging adjustments	(531,086)
Total	$24,469,113

The maximum amount of Farmer Mac's discount notes outstanding at any month end during each of the three months ended March 31, 2023 and 2022 was $0.9 billion and $2.2 billion, respectively.

Callable medium-term notes give Farmer Mac the option to redeem the debt at par value on a specified call date or at any time on or after a specified call date. The following table summarizes by maturity date the amounts and costs for Farmer Mac debt callable in 2023 as of March 31, 2023:

Table 7.2

Debt Callable in 2023 as of March 31, 2023, by Maturity
	Amount	Weighted-Average Rate
	(dollars in thousands)
Maturity:
2024	$608,309	2.39%
2025	765,897	2.07%
2026	1,184,753	1.46%
2027	650,044	2.30%
Thereafter	1,698,054	2.21%
Total	$4,907,057	2.04%

The following schedule summarizes the earliest interest rate reset date, or debt maturities, of total borrowings outstanding as of March 31, 2023, including callable and non-callable medium-term notes, assuming callable notes are redeemed at the initial call date:

Table 7.3

	Earliest Interest Rate Reset Date, or Debt Maturities, of Borrowings Outstanding
	Amount	Weighted-Average Rate
	(dollars in thousands)
Debt with interest rate resets, or debt maturities in:
2023	$8,593,722	3.10%
2024	4,363,936	1.94%
2025	3,435,194	2.06%
2026	3,004,738	1.49%
2027	2,324,379	3.02%
Thereafter	3,523,809	2.30%
Total principal net of discounts	$25,245,778	2.45%

During the three months ended March 31, 2023 and 2022, Farmer Mac called none and $26.0 million of callable medium-term notes, respectively.

Authority to Borrow from the U.S. Treasury

Farmer Mac's statutory charter authorizes it, upon satisfying certain conditions, to borrow up to $1.5 billion from the U.S. Treasury through the issuance of debt obligations to the U.S. Treasury. Any funds borrowed from the U.S. Treasury may be used solely to fulfill Farmer Mac's guarantee obligations. Any debt obligations issued by Farmer Mac under this authority would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac. The charter requires Farmer Mac to repurchase any of its debt obligations held by the U.S. Treasury within a reasonable time. As of March 31, 2023, Farmer Mac had not used this borrowing authority.

Gains on Repurchases of Outstanding Debt

No outstanding debt repurchases were made in the three months ended March 31, 2023 and 2022.

8.EQUITY

Common Stock

During first quarter 2023, Farmer Mac paid a quarterly dividend of $1.10 per share on all classes of its common stock. For each quarter in 2022, Farmer Mac paid a quarterly dividend of $0.95 per share on all classes of its common stock.

Farmer Mac's board of directors approved a share repurchase program during third quarter 2015 authorizing Farmer Mac to repurchase up to $25.0 million of its outstanding Class C non-voting common stock. The share repurchase program, last modified on March 14, 2019, authorized Farmer Mac to repurchase up to $10.0 million of Farmer Mac's outstanding Class C non-voting common stock. During first quarter 2020, Farmer Mac repurchased approximately 4,000 shares of Class C non-voting common stock at a cost of approximately $0.2 million. Shortly after these repurchases were completed, Farmer Mac indefinitely suspended its share repurchase program in an effort to preserve capital and liquidity in view of market volatility and uncertainty caused by the COVID-19 pandemic. In March 2021, Farmer Mac's board of directors reinstated the share repurchase program on its previous terms (with a remaining authorization of up to $9.8 million in stock repurchases) and extended the expiration date of the program to March 2023. Farmer Mac did not repurchase any shares of its Class C non-voting common stock during first quarter 2023. As of March 31, 2023, Farmer Mac had repurchased approximately 673,000 shares of Class C non-voting common stock at a cost of approximately $19.8 million under the share repurchase program since 2015.

Capital Requirements

Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of both March 31, 2023 and December 31, 2022, the minimum capital requirement was greater than the risk-based capital requirement. Farmer Mac's ability to declare and pay dividends could be restricted if it fails to comply with applicable capital requirements.

As of March 31, 2023, Farmer Mac's minimum capital requirement was $817.9 million and its core capital level was $1.4 billion, which was $534.4 million above the minimum capital requirement as of that date. As of December 31, 2022, Farmer Mac's minimum capital requirement was $805.9 million and its core capital level was $1.3 billion, which was $516.9 million above the minimum capital requirement as of that date.

In accordance with a rule of the Farm Credit Administration ("FCA") on Farmer Mac's capital planning, and as part of Farmer Mac's capital plan, Farmer Mac has adopted a policy for maintaining a sufficient level of Tier 1 capital (consisting of retained earnings, paid-in-capital, common stock, and qualifying preferred stock) and imposing restrictions on Tier 1-eligible dividends and any discretionary bonus payments in the event that this capital falls below specified thresholds.

9.FAIR VALUE DISCLOSURES

Fair Value Classification and Transfers

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Table 9.1

Assets and Liabilities Measured at Fair Value as of March 31, 2023
	Level 1	Level 2	Level 3(1)	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,031	$19,031
Floating rate Government/GSE guaranteed mortgage-backed securities	—	2,450,585	—	2,450,585
Fixed rate GSE guaranteed mortgage-backed securities	—	1,254,848	—	1,254,848
Fixed rate U.S. Treasuries	923,000	—	—	923,000
Total Available-for-sale Investment Securities	923,000	3,705,433	19,031	4,647,464
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—	8,217,420	8,217,420
Farmer Mac Guaranteed Securities	—	—	8,034	8,034
Total Farmer Mac Guaranteed Securities	—	—	8,225,454	8,225,454
USDA Securities:
Trading	—	—	1,405	1,405
Total USDA Securities	—	—	1,405	1,405
Financial derivatives	614	24,485	—	25,099
Guarantee Asset	—	—	4,570	4,570
Total Assets at fair value	$923,614	$3,729,918	$8,250,460	$12,903,992
Liabilities:
Financial derivatives	$—	$166,963	$—	$166,963
Total Liabilities at fair value	$—	$166,963	$—	$166,963
(1) Level 3 assets represent 30% of total assets and 63% of financial instruments measured at fair value.

Assets and Liabilities Measured at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3(1)	Total
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

There were no material assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2023 or December 31, 2022.

Transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. During the three months ended March 31, 2023 and 2022, there were no transfers within the fair value hierarchy.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which Farmer Mac has used significant unobservable inputs to determine fair value. Net transfers in and/or out of Level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no liabilities measured at fair value using significant unobservable inputs during the three months ended March 31, 2023 and 2022.

Table 9.2

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended March 31, 2023
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized gains included in Income	Unrealized (losses)/gains included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,027	$—	$—	$4	$—	$—	$19,031
Total available-for-sale	19,027	—	—	4	—	—	19,031
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	7,599,379	687,650	(141,386)	32	93,342	(21,597)	8,217,420
Farmer Mac Guaranteed Securities	7,847	—	(433)	—	—	620	8,034
Total available-for-sale	7,607,226	687,650	(141,819)	32	93,342	(20,977)	8,225,454
USDA Securities:
Trading	1,767	—	(387)	—	25	—	1,405
Total USDA Securities	1,767	—	(387)	—	25	—	1,405
Guarantee and commitment obligations:
Guarantee Asset	4,467	—	(231)	—	334	—	4,570
Total Guarantee and commitment obligations	4,467	—	(231)	—	334	—	4,570
Total Assets at fair value	$7,632,487	$687,650	$(142,437)	$36	$93,701	$(20,977)	$8,250,460

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended March 31, 2022
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized (losses)/gains included in Income	Unrealized losses included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,254	$—	$—	$2	$—	$(295)	$18,961
Total available-for-sale	19,254	—	—	2	—	(295)	18,961
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	6,316,145	832,750	(295,284)	(418)	(210,587)	(53,382)	6,589,224
Farmer Mac Guaranteed Securities	12,414	—	(379)	—	—	(1,013)	11,022
Total available-for-sale	6,328,559	832,750	(295,663)	(418)	(210,587)	(54,395)	6,600,246
USDA Securities:
Trading	4,401	—	(952)	—	(63)	—	3,386
Total USDA Securities	4,401	—	(952)	—	(63)	—	3,386
Guarantee and commitment obligations:
Guarantee Asset	6,237	—	(255)	—	156	—	6,138
Total Guarantee and commitment obligations	6,237	—	(255)	—	156	—	6,138
Total Assets at fair value	$6,358,451	$832,750	$(296,870)	$(416)	$(210,494)	$(54,690)	$6,628,731

The following tables present additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in Level 3 of the fair value hierarchy as of March 31, 2023 and December 31, 2022:

Table 9.3

	As of March 31, 2023
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,031	Indicative bids	Range of broker quotes	96.8% - 96.8% (96.8%)
Farmer Mac Guaranteed Securities:
AgVantage	$8,217,420	Discounted cash flow	Discount rate	4.4% - 6.3% (5.0%)
Farmer Mac Guaranteed Securities	$8,034	Discounted cash flow	Discount rate	4.4% - 4.9% (4.7%)
			CPR	8%

USDA Securities	$1,405	Discounted cash flow	Discount rate	4.9% - 5.2% (5.1%)
			CPR	13% - 13% (13%)

Guarantee Asset	$4,570	Discounted cash flow	Discount rate	5.0% - 5.5% (5.2%)
			CPR	8%

	As of December 31, 2022
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,027	Indicative bids	Range of broker quotes	96.8% - 96.8% (96.8%)
Farmer Mac Guaranteed Securities:
AgVantage	$7,599,379	Discounted cash flow	Discount rate	4.7% - 6.1% (5.1%)
Farmer Mac Guaranteed Securities	$7,847	Discounted cash flow	Discount rate	4.8% - 5.3% (5.1%)
			CPR	8%

USDA Securities	$1,767	Discounted cash flow	Discount rate	5.1% - 5.7% (5.3%)
			CPR	19% - 27% (25%)

Guarantee Asset	$4,467	Discounted cash flow	Discount rate	5.4% - 5.9% (5.7%)
			CPR	8%

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

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities, and guarantees and commitments as of March 31, 2023 and December 31, 2022:

Table 9.4

	As of March 31, 2023		As of December 31, 2022
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$864,594	$864,594	$861,002	$861,002
Investment securities	4,696,779	4,696,168	4,630,701	4,628,268
Farmer Mac Guaranteed Securities	9,175,211	9,219,420	8,573,781	8,628,380
USDA Securities	2,143,982	2,360,333	2,099,445	2,411,601
Loans	10,063,805	10,368,340	9,666,710	10,205,466
Financial derivatives	25,099	25,099	37,409	37,409
Guarantee and commitment fees receivable	54,060	46,670	50,653	47,151
Financial liabilities:
Notes payable	24,088,548	24,837,391	23,591,330	24,469,113
Debt securities of consolidated trusts held by third parties	1,365,378	1,374,332	1,106,837	1,181,948
Financial derivatives	166,963	166,963	175,326	175,326
Guarantee and commitment obligations	53,503	46,114	50,083	46,582

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

The following tables present core earnings for Farmer Mac's segments and a reconciliation to consolidated net income for the three months ended March 31, 2023 and 2022.

Table 10.1

Core Earnings by Business Segment
For the Three Months Ended March 31, 2023
	Agricultural Finance		Rural Infrastructure		Treasury		Corporate
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Funding	Investments		Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$33,511	$7,148	$5,540	$858	$32,544	$(543)	$—	$—		$79,058
Less: reconciling adjustments(1)(2)(3)	(1,046)	—	(33)	—	(806)	—	—	1,885		—
Net effective spread	32,465	7,148	5,507	858	31,738	(543)	—	1,885		—
Guarantee and commitment fees	4,292	53	281	28	—	—	—	(721)		3,933
Other income/(expense)(3)	1,067	—	—	—	—	—	—	558		1,625
Total revenues	37,824	7,201	5,788	886	31,738	(543)	—	1,722		84,616

Release of/(provision for) losses	128	(4,301)	3,484	138	—	4	—	—		(547)

(Provision for)/release of reserve for losses	(577)	—	374	—	—	—	—	—		(203)
Operating expenses	—	—	—	—	—	—	(23,713)	—		(23,713)
Total non-interest expense	(577)	—	374	—	—	—	(23,713)	—		(23,916)
Core earnings before income taxes	37,375	2,900	9,646	1,024	31,738	(539)	(23,713)	1,722	(4)	60,153
Income tax (expense)/benefit	(7,849)	(609)	(2,026)	(215)	(6,665)	113	4,495	(362)		(13,118)
Core earnings before preferred stock dividends	29,526	2,291	7,620	809	25,073	(426)	(19,218)	1,360	(4)	47,035
Preferred stock dividends	—	—	—	—	—	—	(6,791)	—		(6,791)
Segment core earnings/(losses)	$29,526	$2,291	$7,620	$809	$25,073	$(426)	$(26,009)	$1,360	(4)	$40,244

Total Assets	$14,549,275	$1,515,976	$6,444,264	$286,824	$—	$4,998,854	$144,754	$—		27,939,947
Total on- and off-balance sheet program assets at principal balance	$17,685,961	$1,599,982	$6,889,682	$308,493	$—	$—	$—	$—		26,484,118
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

Core Earnings by Business Segment
For the Three Months Ended March 31, 2022
	Agricultural Finance		Rural Infrastructure		Treasury		Corporate
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Funding	Investments		Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$31,354	$7,209	$3,193	$375	$23,403	$4	$—	$—		$65,538
Less: reconciling adjustments(1)(2)(3)	(1,000)	—	(34)	—	(6,665)	—	—	7,699		—
Net effective spread	30,354	7,209	3,159	375	16,738	4	—	7,699		—
Guarantee and commitment fees	4,216	19	286	36	—	—	—	(862)		3,695
Other income/(expense)(3)	400	114	—	—	—	—	—	17,086		17,600
Total revenues	34,970	7,342	3,445	411	16,738	4	—	23,923		86,833

(Provision for)/release of losses	(510)	(515)	1,169	(202)	—	2	—	—		(56)

Release of reserve for losses	75	—	35	—	—	—	—	—		110
Operating expenses	—	—	—	—	—	—	(21,388)	—		(21,388)
Total non-interest expense	75	—	35	—	—	—	(21,388)	—		(21,278)
Core earnings before income taxes	34,535	6,827	4,649	209	16,738	6	(21,388)	23,923	(4)	65,499
Income tax (expense)/benefit	(7,252)	(1,434)	(976)	(44)	(3,515)	(1)	4,198	(5,022)		(14,046)
Core earnings before preferred stock dividends	27,283	5,393	3,673	165	13,223	5	(17,190)	18,901	(4)	51,453
Preferred stock dividends	—	—	—	—	—	—	(6,791)	—		(6,791)
Segment core earnings/(losses)	$27,283	$5,393	$3,673	$165	$13,223	$5	$(23,981)	$18,901	(4)	$44,662

Total Assets	$13,610,138	$1,491,127	$5,480,668	$92,132	$—	$4,970,030	$123,033	$—		$25,767,128
Total on- and off-balance sheet program assets at principal balance	$16,575,595	$1,540,760	$6,006,446	$120,609	$—	$—	$—	$—		$24,243,410
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

Revised Consolidated Statements of Operations

	Three Months Ended March 31, 2022
	As previously Reported	Adjustments	As Revised
	(in thousands)
Interest Income:
Farmer Mac Guaranteed Securities and USDA Securities	$39,257	$3,663	$42,920
Total interest income	112,220	3,663	115,883
Net interest income	61,875	3,663	65,538
Non-interest income/(expense):
(Losses)/gains on financial derivatives	16,074	914	16,988
Non-Interest Income	20,491	914	21,405
Income before income taxes	60,922	4,577	65,499
Income tax expense	13,085	961	14,046
Net Income	47,837	3,616	51,453
Net Income attributable to common stockholders	41,046	3,616	44,662

Revised Consolidated Statements of Comprehensive Income

	Three Months Ended March 31, 2022
	As previously Reported	Adjustments	As Revised
	(in thousands)
Net Income	$47,837	$3,616	$51,453
Comprehensive Income	4,319	3,616	7,935

Revised Consolidated Statements of Equity

	Retained Earnings			Total Equity
	As previously Reported	Adjustments	As Revised	As previously Reported	Adjustments	As Revised
	(in thousands)
Balance as of December 31, 2021	$579,270	$9,287	$588,557	$1,204,413	$9,287	$1,213,700
Net Income	47,837	3,616	51,453	47,837	3,616	51,453
Balance as of March 31, 2022	$610,087	$12,903	$622,990	$1,192,844	$12,903	$1,205,747

Revised Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2022
	As previously Reported	Adjustments	As Revised
	(in thousands)
Cash flows from operating activities:
Net income/(loss)	$47,837	$3,616	$51,453
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in fair value of trading securities, hedged assets, and financial derivatives	231,470	4,494	235,964
Deferred income taxes	2,216	578	2,794
Net change in:
Interest receivable	29,408	2,869	32,277
Other assets	(61,087)	(3,089)	(64,176)
Accrued interest payable	5,769	(4,697)	1,072
Other liabilities	9,962	(3,771)	6,191
Net cash provided by operating activities	269,305	—	269,305

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The objective of this section of the report is to provide a discussion and analysis, from management’s perspective, of the material information necessary to assess Farmer Mac's financial condition and results of operations for the quarter ended March 31, 2023. Financial information included in this report is consolidated to include the accounts of Farmer Mac and its two subsidiaries – Farmer Mac Mortgage
Securities Corporation and Farmer Mac II LLC. This discussion and analysis of financial condition and results of operations should be read together with: (1) the interim unaudited consolidated financial statements and the related notes that appear elsewhere in this report; and (2) Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on February 24, 2023
(the "2022 Annual Report").

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
•changes in capital position;
•future dividend payments; and
•other business and financial matters.

Management's expectations for Farmer Mac's future necessarily involve assumptions, estimates, and the evaluation of risks and uncertainties. Various factors or events, both known and unknown, could cause Farmer Mac's actual results to differ materially from the expectations as expressed or implied by the forward-looking statements, including the factors discussed under "Risk Factors" in Part I, Item 1A of Farmer Mac's 2022 Annual Report, as well as uncertainties about:

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
•the effect of economic conditions stemming from disruptive global events or otherwise on agricultural mortgage or rural infrastructure lending, borrower repayment capacity, or collateral values, including rapid inflation, fluctuations in interest rates, changes in U.S. trade policies, fluctuations in export demand for U.S. agricultural products and foreign currency exchange rates, supply chain disruptions, increases in input costs, labor availability, volatility from the recent commercial banking failures, and volatility in commodity prices;
•the degree to which Farmer Mac is exposed to interest rate risk resulting from fluctuations in Farmer Mac's borrowing costs relative to market indexes;
•developments in the financial markets, including possible investor, analyst, and rating agency reactions to events involving government-sponsored enterprises, including Farmer Mac;
•the effects of the Federal Reserve’s efforts to achieve monetary policy normalization and slow inflation; and
•other factors that could hinder agricultural mortgage lending or borrower repayment capacity, including the effects of severe weather, flooding and drought, climate change, or fluctuations in agricultural real estate values.

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

During first quarter 2023:

•we maintained strong liquidity in our investment portfolio well above regulatory requirements;
•we maintained our strong capital position and uninterrupted access to the debt capital markets, which historically have not been subject to the same short-term disruptions and liquidity concerns experienced by institutions that rely primarily on deposits to fund their assets;
•we provided $1.7 billion in liquidity and lending capacity to lenders serving rural America; and
•we closed our third structured securitization transaction involving approximately $300 million of agricultural mortgage loans.

Farmer Mac’s performance during first quarter 2023, described in more detail below, reflects the success of our continued focus on pursuing new channels and innovative ways to further our mission to increase the accessibility of financing for American agriculture and rural infrastructure. Despite ongoing macroeconomic concerns and potential headwinds such as volatile macroeconomic conditions, inflation, failures and liquidity concerns in the banking industry, rising interest rates, and war in Ukraine, Farmer Mac continued to deliver solid financial results. These financial results for first quarter 2023 reflected a variety of factors, including: (1) the resilience of the farm economy, as producers have benefited from healthy farm incomes and liquidity from relatively high commodity prices resulting from heightened demand, with revenues rising faster than the costs of inputs; (2) an increase in Farmer Mac's outstanding business volume at higher spreads while credit quality improved; (3) Farmer Mac's disciplined approach to interest rate risk management that helps to protect earnings from the effects of interest rate volatility and is accretive to Farmer Mac during periods of rising interest rates; and (4) Farmer Mac's effective funding strategies that resulted in advantageous funding, which have also benefited from the rising interest rate environment in the current period. The discussion below of Farmer Mac's financial information includes "non-GAAP measures," which are measures of financial performance not presented in accordance with generally accepted accounting principles in the United States ("GAAP"). For more information about the non-GAAP measures Farmer Mac uses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Measures."

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

Table 1

	For the Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
	(in thousands)
Net income attributable to common stockholders	$40,244	$36,627	$44,662
Core earnings	38,884	34,413	25,761

The $3.6 million sequential increase in net income attributable to common stockholders was due to a $4.3 million after-tax increase in net interest income and a $0.9 million after-tax decrease in our provision for credit losses. These factors were partially offset by a $2.1 million after-tax increase in operating expenses.

The $4.4 million year-over-year decrease in net income attributable to common stockholders was due to a $13.1 million after-tax decrease in the fair value of undesignated financial derivatives and a $1.8 million after-tax increase in operating expenses. These factors were partially offset by a $10.7 million after-tax increase in net interest income.

The $4.5 million sequential increase in core earnings was due to a $4.8 million after-tax increase in net effective spread and a $0.9 million after-tax decrease in our provision for credit losses. These factors were partially offset by a $2.1 million after-tax increase in operating expenses.

The $13.1 million year-over-year increase in core earnings was due to a $15.3 million after-tax increase in net effective spread. This factor was partially offset by a $1.8 million after-tax increase in operating expenses.

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

Table 2

	For the Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
	(in thousands)
Net interest income	$79,058	$73,635	$65,538
Net interest yield %	1.14%	1.08%	1.06%
Net effective spread	$77,173	$71,103	$57,839
Net effective spread %	1.15%	1.07%	0.97%

The $5.4 million sequential increase in net interest income was primarily attributable to a $6.6 million decrease in funding costs, due to advantageous funding execution and increasing spreads on interest-earning assets on our short-term investments; partially offset by a $0.7 million decrease in cash-basis interest income. In percentage terms, the sequential 0.06% increase was primarily attributable to a decrease of 0.09% in funding costs, partially offset by a decrease of 0.01% related to cash-basis interest income.

The $13.5 million year-over-year increase in net interest income was primarily due to a $11.4 million decrease in funding costs primarily due to advantageous funding execution and a $6.8 million increase related to net new business volume. These factors were partially offset by a $2.5 million decrease in the fair value of derivatives designated in fair value hedge accounting relationships (designated financial derivatives) and a $1.9 million decrease in cash-basis interest income. In percentage terms, the 0.08% increase was primarily attributable to a decrease of 0.16% in funding costs, partially offset by a decrease of 0.04% in net fair value changes from designated financial derivatives, and a decrease of 0.03% in cash-basis interest income.

The $6.1 million sequential increase in net effective spread in dollars was primarily due to a decrease of $7.4 million in non-GAAP funding costs, due to advantageous funding execution and increased spreads on interest-earning assets on our short-term investments; partially offset by a $0.7 million decrease in cash-basis interest income. In percentage terms, the sequential increase of 0.08% was primarily attributable to a decrease of 0.09% in non-GAAP funding costs and a decrease of 0.01% in cash-basis interest income.

The $19.3 million year-over-year increase in net effective spread in dollars was primarily due to a $14.9 million decrease in non-GAAP funding costs, due to advantageous funding execution and increased spreads on interest-earning assets on our short-term investments, and a $6.7 million increase related to net new business volume. These factors were partially offset by a $1.9 million decrease in cash-basis interest income. In percentage terms, the year-over-year increase of 0.18% was primarily attributable to a decrease in non-GAAP funding costs.

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

Business Volume

Our outstanding business volume was $26.5 billion as of March 31, 2023, a net increase of $0.6 billion from December 31, 2022 after taking into account all new business, maturities, sales, and paydowns on existing assets. The net increase was primarily attributable to a net increase of $0.6 billion in the Rural Infrastructure Finance line of business.

For more information about Farmer Mac's business volume, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume."

Capital

Table 3

	As of
	March 31, 2023	December 31, 2022
	(in thousands)
Core capital	$1,352,247	$1,322,801
Capital in excess of minimum capital level required	534,380	516,882

The increase in capital in excess of the minimum capital level required was primarily due to an increase in retained earnings.

Credit Quality

The following table presents Agricultural Finance on- and off-balance sheet substandard assets, in dollars and as a percentage of the respective portfolio as of March 31, 2023 and December 31, 2022:

Table 4

	On-Balance Sheet		Off-Balance Sheet
	Substandard Assets	% of Portfolio	Substandard Assets	% of Portfolio
	(dollars in thousands)
March 31, 2023	$173,256	2.3%	$31,816	1.0%
December 31, 2022	169,667	2.3%	39,733	1.2%

Increase/(decrease) from prior year-ending	$3,589	—%	$(7,917)	(0.2)%
The increase of $3.6 million in on-balance sheet substandard assets during first quarter was primarily driven by credit downgrades in crops and was partially offset by credit upgrades in permanent plantings. The $7.9 million decrease in substandard assets in our off-balance sheet portfolios during first quarter was primarily due to credit upgrades in livestock.
There were no substandard assets in the Rural Infrastructure Finance portfolio as of both March 31, 2023 and December 31, 2022.
For an analysis of current loan-to-value ratios across substandard and other internally assigned risk ratings, see Table 25 in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans and Guarantees."

The following table presents 90-day delinquencies for the on- and off-balance sheet Agricultural Finance portfolios, in dollars and as a percentage of the respective balance sheet category as of March 31, 2023 and December 31, 2022:

Table 5

	On-Balance Sheet		Off-Balance Sheet
	90-Day Delinquencies	% of Portfolio	90-Day Delinquencies	% of Portfolio
	(dollars in thousands)
March 31, 2023	$65,601	0.88%	$5,045	0.16%
December 31, 2022	39,681	0.53%	3,817	0.12%

Increase/(decrease) from prior year-ending	$25,920	0.35%	$1,228	0.04%
On-balance sheet Agricultural Finance assets 90 or more days delinquent increased in permanent plantings, crops, and livestock, and was partially offset by decreases in agricultural storage and processing. Off-balance sheet Agricultural Finance assets 90 days or more delinquent increased in permanent plantings, livestock, and part-time farms. The top ten borrower exposures over 90 days delinquent in either the on- or off-balance sheet Agricultural Finance portfolio represented over half of the aggregate 90-day delinquencies as of March 31, 2023.

As of both March 31, 2023 and December 31, 2022, there were no 90-day delinquencies in Farmer Mac's portfolio of Rural Infrastructure Finance loan purchases and loans underlying LTSPCs.

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

Table 6

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$40,244	$44,662
Less reconciling items:
Gains on undesignated financial derivatives due to fair value changes (see Table 13)	916	2,612
(Losses)/gains on hedging activities due to fair value changes	(105)	5,687
Unrealized gains on trading securities	359	94
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	29	20
Net effects of terminations or net settlements on financial derivatives	523	15,512
Income tax effect related to reconciling items	(362)	(5,024)
Sub-total	1,360	18,901
Core earnings	$38,884	$25,761

Composition of Core Earnings:
Revenues:
Net effective spread(1)	$77,173	$57,839
Guarantee and commitment fees(2)	4,654	4,557
Other(3)	1,067	514
Total revenues	82,894	62,910

Credit related expense (GAAP):
Provision for/(release of) losses	750	(54)
Total credit related expense	750	(54)

Operating expenses (GAAP):
Compensation and employee benefits	15,351	13,298
General and administrative	7,527	7,278
Regulatory fees	835	812
Total operating expenses	23,713	21,388

Net earnings	58,431	41,576
Income tax expense(4)	12,756	9,024
Preferred stock dividends (GAAP)	6,791	6,791
Core earnings	$38,884	$25,761

Core earnings per share:
Basic	$3.60	$2.39
Diluted	$3.56	$2.37
Weighted-average shares:
Basic	10,802	10,767
Diluted	10,918	10,887
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

Table 7

Reconciliation of GAAP Basic Earnings Per Share to Core Earnings - Basic Earnings Per Share
	For the Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands, except per share amounts)
GAAP - Basic EPS	$3.73	$4.15
Less reconciling items:
Gains on undesignated financial derivatives due to fair value changes (see Table 13)	0.09	0.24
(Losses)/gains on hedging activities due to fair value changes	(0.01)	0.53
Unrealized gains on trading securities	0.03	0.01
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	—	—
Net effects of terminations or net settlements on financial derivatives	0.05	1.44
Income tax effect related to reconciling items	(0.03)	(0.46)
Sub-total	0.13	1.76
Core Earnings - Basic EPS	$3.60	$2.39

Shares used in per share calculation (GAAP and Core Earnings)	10,802	10,767

Reconciliation of GAAP Diluted Earnings Per Share to Core Earnings - Diluted Earnings Per Share
	For the Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands, except per share amounts)
GAAP - Diluted EPS	$3.69	$4.10
Less reconciling items:
Gains on undesignated financial derivatives due to fair value changes (see Table 13)	0.09	0.24
(Losses)/gains on hedging activities due to fair value changes	(0.01)	0.52
Unrealized gains on trading securities	0.03	0.01
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	—	—
Net effects of terminations or net settlements on financial derivatives	0.05	1.42
Income tax effect related to reconciling items	(0.03)	(0.46)
Sub-total	0.13	1.73
Core Earnings - Diluted EPS	$3.56	$2.37

Shares used in per share calculation (GAAP and Core Earnings)	10,918	10,887

The non-GAAP reconciling items between net income attributable to common stockholders and core earnings are:

1. Gains/(losses) on financial derivatives due to fair value changes are presented by two reconciling items in Table 6 above: (a) Gains on undesignated financial derivatives due to fair value changes; and (b) (Losses)/gains on hedging activities due to fair value changes.

2. Unrealized gains on trading securities. The unrealized (losses)/gains on trading securities are reported on Farmer Mac's consolidated statements of operations, which represent changes during the period in fair values for trading assets remaining on Farmer Mac's balance sheet as of the end of the reporting period.

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

Net Interest Income. The following table provides information about interest-earning assets and funding for the quarters ended March 31, 2023 and 2022. The average balance of non-accruing loans is included in the average balance of loans, Farmer Mac Guaranteed Securities, and USDA Securities presented, though the related income is accounted for on a cash basis. Therefore, as the average balance of non-accruing loans and the income received increases or decreases, the net interest income and yield will fluctuate accordingly. The average balance of loans in consolidated trusts with beneficial interests owned by third parties is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities. The interest income and expense associated with these trusts are shown in the net effect of consolidated trusts.

Table 8

	For the Three Months Ended
	March 31, 2023			March 31, 2022
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$5,671,148	$59,703	4.21%	$4,949,656	$5,716	0.46%
Loans, Farmer Mac Guaranteed Securities and USDA Securities(1)	21,282,336	247,047	4.64%	18,930,349	102,110	2.16%
Total interest-earning assets	26,953,484	306,750	4.55%	23,880,005	107,826	1.81%
Funding:
Notes payable due within one year	3,557,746	36,032	4.05%	2,849,575	1,148	0.16%
Notes payable due after one year(2)	21,872,564	192,715	3.52%	20,065,027	42,158	0.84%
Total interest-bearing liabilities(3)	25,430,310	228,747	3.60%	22,914,602	43,306	0.76%
Net non-interest-bearing funding	1,523,174	—		965,403	—
Total funding	26,953,484	228,747	3.39%	23,880,005	43,306	0.73%
Net interest income/yield prior to consolidation of certain trusts	26,953,484	78,003	1.16%	23,880,005	64,520	1.08%
Net effect of consolidated trusts(4)	895,671	1,055	0.47%	881,756	1,018	0.46%
Net interest income/yield	$27,849,155	$79,058	1.14%	$24,761,761	$65,538	1.06%
(1)Excludes interest income of $8.5 million and $8.1 million in first quarter 2023 and 2022, respectively, related to consolidated trusts with beneficial interests owned by third parties.
(2)Includes current portion of long-term notes.
(3)Excludes interest expense of $7.5 million and $7.0 million in first quarter 2023 and 2022, respectively, related to consolidated trusts with beneficial interests owned by third parties.

(4)Includes the effect of consolidated trusts with beneficial interests owned by third parties.

The $13.5 million year-over-year increase in net interest income was primarily due to a $11.4 million decrease in funding costs and a $6.8 million increase related to net new business volume. The decrease in funding costs was primarily attributable to advantageous funding execution. These factors were partially offset by a $2.5 million decrease in the fair value of derivatives designated in fair value hedge accounting relationships (designated financial derivatives) and a $1.9 million decrease in cash-basis interest income. In percentage terms, the 0.08% increase was primarily attributable to a decrease of 0.16% in funding costs, partially offset by a decrease of 0.04% in net fair value changes from designated financial derivatives, and a decrease of 0.03% in cash-basis interest income.

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

Table 9

	For the Three Months Ended March 31, 2023 Compared to Same Period in 2022
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$53,035	$953	$53,988
Loans, Farmer Mac Guaranteed Securities and USDA Securities	130,828	14,108	144,936
Total	183,863	15,061	198,924
Expense from other interest-bearing liabilities	180,179	5,263	185,442
Change in net interest income prior to consolidation of certain trusts(1)	$3,684	$9,798	$13,482
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

Table 10

	For the Three Months Ended
	March 31, 2023		March 31, 2022
	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income/yield	$79,058	1.14%	$65,538	1.06%
Net effects of consolidated trusts	(1,055)	0.02%	(1,018)	0.02%
Expense related to undesignated financial derivatives	(1,626)	(0.02)%	(994)	(0.02)%
Amortization of premiums/discounts on assets consolidated at fair value	(23)	—%	(16)	—%
Amortization of losses due to terminations or net settlements on financial derivatives	714	0.01%	356	0.01%
Fair value changes on fair value hedge relationships	105	—%	(6,027)	(0.10)%
Net effective spread	$77,173	1.15%	$57,839	0.97%

The $19.3 million year-over-year increase in net effective spread in dollars was primarily due to a $14.9 million decrease in non-GAAP funding costs, due to advantageous funding execution; and a $6.7 million increase related to net new business volume. These factors were partially offset by a $1.9 million decrease in cash-basis interest income. In percentage terms, the year-over-year increase of 0.18% was primarily attributable to a decrease in non-GAAP funding costs.

See Note 10 to the consolidated financial statements for more information about net interest income and net effective spread from Farmer Mac's individual business segments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Supplemental Information" for quarterly net effective spread by line of business.

Provision for and Release of Allowance for Losses and Reserve for Losses. The following table summarizes the components of Farmer Mac's total allowance for losses for the three month period ended March 31, 2023 and 2022:

Table 11

	For the Three Months Ended
	March 31, 2023			March 31, 2022
	Allowance for Losses	Reserve for Losses	Total Allowance for Losses	Allowance for Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
Beginning Balance	$15,731	$1,433	$17,164	$14,492	$1,950	$16,442
Provision for/(release of) losses	547	203	750	56	(110)	(54)
Charge-offs	—	—	—	(84)	—	(84)
Ending Balance	$16,278	$1,636	$17,914	$14,464	$1,840	$16,304

See Notes 5 and 6 to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans and Guarantees."

During first quarter 2023, we recorded a $0.8 million provision to the allowance for losses primarily as a result of one agricultural storage and processing loan whose financial position continued to deteriorate related to the borrower's ongoing bankruptcy.

Guarantee and Commitment Fees. The following table presents guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs, for the three months ended March 31, 2023 and 2022:

Table 12

	For the Three Months Ended
			Change
	March 31, 2023	March 31, 2022	$	%
	(dollars in thousands)
Contractual guarantee and commitment fees	$3,705	$3,502	$203	6%
Guarantee obligation amortization	1,768	2,195	(427)	(19)%
Guarantee asset fair value changes	(1,540)	(2,002)	462	23%
Guarantee and commitment fee income	$3,933	$3,695	$238	6%

Guarantee and commitment fees increased for the quarter ended March 31, 2023 compared to 2022, which was due to increases in the average outstanding balance of LTSPCs during the period. As adjusted for the core earnings presentation, guarantee and commitment fees were $4.7 million for the quarter ended March 31, 2023, compared to $4.6 million for first quarter 2022.

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

Gains on financial derivatives. The components of gains and losses on financial derivatives for the three months ended March 31, 2023 and 2022 are summarized in the following table:

Table 13

	For the Three Months Ended
			Change
	March 31, 2023	March 31, 2022	$	%
	(dollars in thousands)
Gains due to fair value changes	$916	$2,612	$(1,696)	(65)%
Accrual of contractual payments	(1,626)	(994)	(632)	64%
Gains due to terminations or net settlements	1,109	15,370	(14,261)	(93)%
Gains on financial derivatives	$399	$16,988	$(16,589)	(98)%

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

Operating Expenses. The components of operating expenses for the three months ended March 31, 2023 and 2022 are summarized in the following table:

Table 14

	For the Three Months Ended
			Change
	March 31, 2023	March 31, 2022	$	%
	(dollars in thousands)
Compensation and employee benefits	$15,351	$13,298	$2,053	15%
General and administrative	7,527	7,278	249	3%
Regulatory fees	835	812	23	3%
Total Operating Expenses	$23,713	$21,388	$2,325	11%

Compensation and Employee Benefits. The increase in compensation and employee benefits expenses for first quarter 2023 compared to 2022 was due to increased short-term incentive compensation paid in first quarter 2023 resulting from Farmer Mac's performance during 2022 and increased headcount.

General and Administrative Expenses (G&A). The increase in G&A expenses for first quarter 2023 compared to 2022 was primarily due to increased spending on software licenses and information technology and other consultants to support growth and strategic initiatives. Specifically, Farmer Mac has begun a multi-year effort to replace its platform for securities trades and to implement a treasury management system.

Income Tax Expense. The following table presents income tax expense and the effective income tax rate for the three months ended March 31, 2023 and 2022:

Table 15

	For the Three Months Ended
			Change
	March 31, 2023	March 31, 2022	$	%
	(dollars in thousands)
Income tax expense	$13,118	$14,046	$(928)	(7)%
Effective tax rate	21.8%	21.4%		0.4%

Business Volume.

The following table sets forth the net growth or decrease in Farmer Mac's lines of business for the three months ended March 31, 2023 and 2022:

Table 16

Net New Business Volume
		For the Three Months Ended
		March 31, 2023	March 31, 2022
	On or Off Balance Sheet	Net Growth/(Decrease)	Net Growth/(Decrease)
		(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans	On-balance sheet	$(313,028)	$160,496
Loans held in consolidated trusts:
Beneficial interests owned by third-party investors (Pass-Through)(1)	On-balance sheet	(19,661)	(60,423)
Beneficial interests owned by third-party investors (Structured)(1)	On-balance sheet	276,442	—
IO-FMGS(2)	On-balance sheet	(433)	(378)
USDA Securities	On-balance sheet	(50,607)	(4,999)
AgVantage Securities(1)	On-balance sheet	70,000	430,000
LTSPCs and unfunded commitments	Off-balance sheet	7,762	(8,824)
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	(12,858)	(33,874)
Loans serviced for others	Off-balance sheet	(448)	(1,042)
Total Farm & Ranch		$(42,831)	$480,956
Corporate AgFinance:
Loans	On-balance sheet	$6,611	$(14,837)
AgVantage Securities(1)	On-balance sheet	(21,915)	7,798
Unfunded commitments	Off-balance sheet	11,779	9,965
Total Corporate AgFinance		$(3,525)	$2,926
Total Agricultural Finance		$(46,356)	$483,882
Rural Infrastructure Finance:
Rural Utilities:
Loans	On-balance sheet	$89,922	$157,232
AgVantage Securities(1)	On-balance sheet	471,229	(23,381)
LTSPCs and unfunded commitments	Off-balance sheet	(31,011)	(22,632)
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	(71)	—
Total Rural Utilities		$530,069	$111,219
Renewable Energy:
Loans	On-balance sheet	$66,916	$5,483
Unfunded commitments	Off-balance sheet	11,407	28,363
Total Renewable Energy		$78,323	$33,846
Total Rural Infrastructure Finance		$608,392	$145,065
Total		$562,036	$628,947
(1)Categories of Farmer Mac Guaranteed Securities.
(2)An interest-only Farmer Mac Guaranteed Security retained as part of a structured securitization.
(3)Other categories of Farmer Mac Guaranteed Securities that were sold by Farmer Mac to third parties.

Farmer Mac's outstanding business volume was $26.5 billion as of March 31, 2023, a net increase of $0.6 billion from December 31, 2022 after taking into account all new business, maturities, sales, and paydowns on existing assets.

The modest decrease in Farm & Ranch during first quarter 2023 resulted from $0.8 billion of new purchases, commitments, and guarantees, offset by $0.8 billion of scheduled maturities and repayments.

Farmer Mac purchased a total of $0.2 billion in loans, which was primarily driven by improved borrower economics while also navigating a substantially higher interest rate environment.

Farmer Mac also purchased a total of $0.2 billion in Farm & Ranch AgVantage Securities during first quarter 2023, which primarily reflected the refinancing of maturing securities as well as financial counterparties seeking to add longer-term AgVantage securities to manage their asset-liability maturity profile given recent increases in credit spreads and interest rates. The $0.2 billion in gross purchases was partially offset by $0.1 billion in scheduled maturities.

The modest decrease in Corporate AgFinance during first quarter 2023 resulted from $0.2 billion of new purchases and commitments, which was offset by $0.2 billion of scheduled maturities, repayments, and sales. Farmer Mac purchased a total of $145.1 million in loans, which was partially offset by $138.5 million in scheduled maturities and repayments. The increase in loan purchases was primarily due to Farmer Mac's continued focus to support loans to larger and more complex agribusinesses focused on food and fiber processing and other food supply chain production.

The $0.5 billion net increase in Rural Utilities during first quarter 2023 resulted from $0.7 billion of new purchases, commitments, and guarantees, which was partially offset by $0.2 billion of scheduled maturities and repayments. Farmer Mac purchased a total of $500.0 million in AgVantage Securities, $92.8 million in telecommunications loans, and $90.4 million in electric distribution and generation and transmission loans. The $183.2 million in loan purchases was partially offset by $93.3 million in scheduled maturities and repayments. The net increase in loan purchases primarily reflected borrowers' normal-course capital expenditures related to maintaining and upgrading utility infrastructure as well as investments in broadband infrastructure, and Farmer Mac's continued focus to support telecommunications investment in rural America.

The $78.3 million net increase in Renewable Energy during first quarter 2023 primarily reflects $89.7 million in loan purchases and unfunded commitments, partially offset by $11.4 million in repayments.

Farmer Mac's outstanding business volume was $24.2 billion as of March 31, 2022, a net increase of $0.6 billion from December 31, 2021 after taking into account all new business, scheduled maturities, and paydowns on existing assets.

The $0.5 billion net increase in Farm & Ranch during first quarter 2022 resulted from $2.5 billion of new purchases, commitments, and guarantees, partially offset by $2.0 billion of scheduled maturities and repayments. Farmer Mac purchased a total of $416.2 million in loans, which was primarily driven by farm real estate acquisitions due to improved borrower economics as well as a competitive, while also navigating an increasing interest rate environment resulting in demand for intermediate and long-term financing solutions. The $416.2 million in gross Farm & Ranch loan purchases was partially offset by $255.7 million in scheduled maturities and repayments.

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

The following table sets forth information about the Farmer Mac Guaranteed Securities issued during the periods indicated:

Table 17

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	(dollars in thousands)
AgVantage securities	$695,200	$1,941,360
Structured securitization transactions (not consolidated)	—	—
Loans securitized and held in consolidated trusts with beneficial interests owned by third parties	285,201	25,928
Total Farmer Mac Guaranteed Securities Issuances	$980,401	$1,967,288

Farmer Mac either retains the loans it purchases or securitizes them and retains or sells Farmer Mac Guaranteed Securities backed by those securitized loans. During the first quarter of 2023, Farmer Mac executed its third structured securitization transaction, whereby it sold and securitized agricultural mortgage loans resulting in $281.0 million of Farmer Mac Guaranteed Securities. In this transaction, Farmer Mac transferred selected loans to a depositor which then deposited the loans into a trust, at which time the loans became assets of the trust. Farmer Mac concluded that it was the primary beneficiary of the trust because Farmer Mac controls the trust in its role as Master Servicer. Therefore, Farmer Mac consolidates the assets and liabilities of the trust for this structured securitization. Farmer Mac does not consider the assets held by the related securitization trust to be available to satisfy the claims of the creditors of Farmer Mac and/or the depositor.

During the three months ended March 31, 2023 and 2022, Farmer Mac realized no gains or losses from the securitization of loans that it holds in consolidated trusts. Farmer Mac consolidates these loans and presents them as "Loans held for investment in consolidated trusts, at amortized cost" on the consolidated balance sheets.

During the three months ended March 31, 2023 and 2022, Farmer Mac realized no gains or losses from the issuance of Farmer Mac Guaranteed USDA Securities or AgVantage Securities.

The following table sets forth information about outstanding volume in each of Farmer Mac's lines of business as of the dates indicated:

Table 18

Outstanding Business Volume
	On or Off Balance Sheet	As of March 31, 2023	As of December 31, 2022
		(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans	On-balance sheet	$4,837,722	$5,150,750
Loans held in consolidated trusts:
Beneficial interests owned by third-party investors (Pass-Through)(1)	On-balance sheet	895,257	914,918
Beneficial interests owned by third-party investors (Structured)(1)	On-balance sheet	573,100	296,658
IO-FMGS(2)	On-balance sheet	10,189	10,622
USDA Securities	On-balance sheet	2,356,695	2,407,302
AgVantage Securities(1)	On-balance sheet	5,675,000	5,605,000
LTSPCs and unfunded commitments	Off-balance sheet	2,830,071	2,822,309
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	488,095	500,953
Loans serviced for others	Off-balance sheet	19,832	20,280
Total Farm & Ranch		$17,685,961	$17,728,792
Corporate AgFinance:
Loans	On-balance sheet	$1,172,864	$1,166,253
AgVantage Securities(1)	On-balance sheet	337,685	359,600
Unfunded commitments	Off-balance sheet	89,433	77,654
Total Corporate AgFinance		$1,599,982	$1,603,507
Total Agricultural Finance		$19,285,943	$19,332,299
Rural Infrastructure Finance:
Rural Utilities:
Loans	On-balance sheet	$2,891,618	$2,801,696
AgVantage Securities(1)	On-balance sheet	3,515,385	3,044,156
LTSPCs and unfunded commitments	Off-balance sheet	481,581	512,592
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	1,098	1,169
Total Rural Utilities		$6,889,682	$6,359,613
Renewable Energy:
Loans	On-balance sheet	$286,486	$219,570
Unfunded commitments	Off-balance sheet	22,007	10,600
Total Renewable Energy		$308,493	$230,170
Total Rural Infrastructure Finance		$7,198,175	$6,589,783
Total		$26,484,118	$25,922,082
(1)A Farmer Mac Guaranteed Security.
(2)An interest-only Farmer Mac Guaranteed Security retained as part of a structured securitization.
(3)Other categories of Farmer Mac Guaranteed Securities that were sold by Farmer Mac to third parties.

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities) and LTSPCs, USDA Securities, and Farmer Mac Guaranteed USDA Securities as of March 31, 2023:

Table 19

Schedule of Principal Amortization as of March 31, 2023
	Loans	Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed Securities and LTSPCs	USDA Securities and Farmer Mac Guaranteed USDA Securities	Total
	(in thousands)
2023	$360,417	$231,241	$81,253	$672,911
2024	492,280	254,837	110,933	858,050
2025	544,674	234,989	112,279	891,942
2026	541,522	259,898	116,253	917,673
2027	594,736	246,058	117,758	958,552
Thereafter	8,123,418	2,478,041	2,024,342	12,625,801
Total	$10,657,047	$3,705,064	$2,562,818	$16,924,929

Of Farmer Mac's $26.5 billion outstanding principal balance of business volume as of March 31, 2023, $9.5 billion were AgVantage securities included in the Agricultural Finance and Rural Infrastructure Finance lines of business. Unlike business volume in the form of purchased loans, USDA Securities, and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, most AgVantage securities do not require periodic payments of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due. The following table summarizes by maturity date the outstanding principal amount of both on- and off-balance sheet AgVantage securities as of March 31, 2023:

Table 20

AgVantage Balances by Year of Maturity
As of
March 31, 2023
(in thousands)
2023	$2,526,674
2024	1,322,699
2025	916,625
2026	1,013,360
2027	999,698
Thereafter(1)	2,750,112
Total	$9,529,168
(1)Includes various maturities ranging from 2028 to 2049.

The weighted-average remaining maturity of the outstanding AgVantage securities shown in the table above was 4.4 years as of March 31, 2023.

Outlook

Farmer Mac continues to provide a stable source of liquidity, capital, and risk management tools as a secondary market that helps meet the financing needs of rural America. The pace and trajectory of Farmer Mac's growth will depend on the capital and liquidity needs of the lending institutions serving agriculture and rural infrastructure businesses and the overall financial health of borrowers in the sectors we serve. Market interest rates have increased significantly since the lows experienced in 2021, and interest rates on Farmer Mac products during the first quarter 2023 were higher than Farmer Mac's 15-year historical averages. New loan origination volumes tend to correlate inversely with changes in interest rates. However, prepayment rates also generally correlate inversely with changes in interest rates, with higher interest rates typically slowing the pace of portfolio loan repayments. Future changes to monetary policy and the overall level, pace, and duration of elevated interest rates could continue to impact the pace and timing of the Agricultural Finance mortgage loan purchase demand and repayments.

Despite a higher interest rate environment, Farmer Mac foresees opportunities for profitable growth across our lines of business driven by several key factors:

•As agricultural and rural infrastructure lenders seek to manage liquidity, equity capital, and return on equity capital requirements or reduce exposure due to lending or concentration limits, Farmer Mac can provide relief for those institutions through loan and portfolio purchases, participations, guarantees, LTSPCs, wholesale funding, or securitizations.

•As a result of business and product development efforts and continued interest in the agricultural asset class from institutional investors and nontraditional agricultural real estate lenders, Farmer Mac's customer base and product set continue to expand and diversify, which may generate more demand for Farmer Mac's products from new sources.

•Economic disruptions could positively affect Farmer Mac's funding costs relative to the market, as historically, major economic events have tended to tilt investors toward high-quality fixed income investments. Furthermore, Farmer Mac's funding strategies are not depository in nature, allowing Farmer Mac to fund beyond short-term disruptions and avoid many potential liquidity concerns. Funding advantages could provide Farmer Mac with more opportunities in a competitive lending environment.

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

•Expansion and acquisition opportunities for agricultural producers resulting from high agricultural incomes and rising input costs have increased financing requirements for mergers and acquisitions, consolidation, and vertical integration across many sectors of the agricultural industry, which may also generate demand for Farmer Mac's loan products.

•Investments necessary to support consumer demand could increase the need for financing within the food and agriculture supply chain, which may increase the need for incremental capital support from the secondary market.

The higher interest rate environment stressed bank liquidity in first quarter 2023, causing the first commercial bank failures since 2020 and the largest bank failure since 2009. The recently failed banks were not substantial agricultural mortgage originators or Farmer Mac customers. Additionally, Farmer Mac is not a depository institution with volatility in investor withdrawals, which we believe insulates our portfolio from the same kinds of liquidity concerns recently facing various commercial banks. Finally, Farmer Mac offers a range of interest rates, tenors, and rate resetting options for loan products, allowing flexibility for originators and borrowers in all interest rate environments.

The U.S. economy continued to exhibit signs of slowing in first quarter 2023. While consumer spending has retreated modestly from the highs experienced in 2022, the significantly higher interest rate environment continues to create uncertainty for the economic outlook for the U.S. economy in 2023. And while labor markets continue to remain somewhat resilient, slower consumer spending, declines in residential housing investment, continued political debates on the U.S. debt ceiling, and tightening credit conditions following bank industry stress indicate that the probability of a U.S. or global recession is increasing. Farmer Mac believes that its portfolio is sufficiently balanced to withstand the market volatility that arises with an economic recession, as the agricultural, food, and infrastructure industries tend not to be directly correlated with the general economy. Farmer Mac believes these sectors are generally well positioned to withstand an economic downturn due to ample consumer demand and government support.

We believe that the current debt ceiling debate, while creating general market volatility, is not likely to have a material negative effect on Farmer Mac's ability to continue to access the capital debt market and issue debt. We understand that investors generally view GSE debt, such as Farmer Mac's, as a safe alternative and Farmer Mac is seeing continued strong demand at all parts on the yield curve.

Operating Expense. Farmer Mac continues to expand its investments in human capital, technology, and business infrastructure to increase capacity and efficiency as it seeks to accommodate its growth opportunities and achieve its long-term strategic objectives. Farmer Mac expects continued increases in its operating expenses over the next several years, but the growth rate in employee headcount may slow in the coming quarters. We will continue making investments in our infrastructure and funding platforms to support these strategies and scale with our growth.

Agricultural Industry. The agricultural economy experienced generally favorable conditions in first quarter 2023, with level commodity prices and easing input price inflation. In response to Russia's invasion of Ukraine in early 2022, grain commodity prices rose rapidly during first half of 2022 and continued to be elevated during much of the second half of 2022. Higher commodity prices for grains and many animal proteins substantially increased gross cash receipts for the 2022 marketing year. Farm expense price levels fell again in first quarter 2023, driven by moderating feed, energy, and fertilizer prices. However, several farm expense categories such as interest, labor, and other inputs remain elevated and could experience additional upward pressure throughout 2023. Major commodity prices could remain elevated in 2023 as a result of the global supply shortages in food and energy, as well as a weakening U.S. dollar. Any such price stability would help support farm incomes in 2023.

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

The increase in farm profitability combined with low interest rates in 2020 and 2021 drove a rapid rise in land values and a decrease in farm delinquencies and bankruptcies that extended into 2023. Land value survey data from the USDA show a 12.4% increase in average farm real estate values from June 2021 to June 2022. Annual farm real estate value gains were highest in the Northern Plains (19.8%) and the Corn Belt (14.9%) but also strong in the Lake states (13.7%), the Southern Plains (11.3%), and the Pacific (9.7%). The Federal Reserve Bank of Chicago AgLetter reported a 12% gain in farmland values in the Seventh District (primarily Iowa, Indiana, Illinois, and Wisconsin) between January 2022 and January 2023. Data from the Federal Reserve Bank of Kansas City show a similar rise in land values in the Tenth District (primarily Kansas, Missouri, Nebraska, and Oklahoma) during that same period. Farmland value growth rates moderated in fourth quarter 2022 in the face of rapidly rising interest rates. Growth rates in land values could remain low in 2023 due to compressing farm profitability and an elevated interest rate environment. While regional averages for farmland values provide a good barometer for the overall movement in U.S. farmland values, economic forces affecting land markets are highly localized, and some markets may experience greater volatility in farmland values than state or national averages indicate.

Economic conditions are likely to bring mixed effects to credit demand during 2023. Strong asset appreciation could signal additional demand and capacity for farm debt as financial decision-makers look to lock in long-term economics for their appreciating farm and agribusiness assets. Farm profitability generally increases asset values and demand for the asset class for multiple years, which also contributes to increasing credit demand. However, the elevated interest rate environment could adversely impact mortgage portfolio growth, potentially lowering new sales and originations but also potentially slowing portfolio prepayments. Finally, a changing yield curve coupled with widening market credit spreads could increase opportunities for corporate and institutional lending, as Farmer Mac's programs become more attractive at higher costs of capital. Combined, these factors are expected to be generally supportive of continued net portfolio growth for Farmer Mac in 2023.

Positive economic conditions in the agricultural economy improved Farmer Mac's agricultural portfolio performance in 2022, and they could continue to positively influence loan delinquencies and losses throughout 2023. Farmer Mac's 90-day delinquency levels increased slightly in first quarter 2023 relative to fourth quarter 2022. The overall delinquency rate increased from 0.41% of the Agricultural Finance line of business as of December 31, 2022 to 0.66% of the Agricultural Finance line of business as of March 31, 2023. The first quarter 2023 percentage is higher than the 0.57% delinquency rate as of March 31, 2022. The increase in the seriously delinquent rate is explained by a small number of larger exposures experiencing idiosyncratic business disruptions. The top five exposures of seriously delinquent loans as of first quarter 2023 represent nearly two-thirds of all 90-day delinquent loans. However, rising input costs, market volatility, and the potential for continued economic and weather-related stress increase the level of uncertainty inherent in the agricultural credit sector, which could negatively affect the trajectory of the current agricultural cycle. Farmer Mac believes that its portfolio continues to be highly diversified, both geographically and by commodity and that its portfolio has been underwritten to high credit quality standards. Therefore, Farmer Mac believes that its portfolio is well-positioned to endure reasonably foreseeable volatility from cyclical and external factors. For more information about the loan balances, loan-to-value ratios, 90-day delinquencies, and substandard asset rate for the Agricultural Finance mortgage loans in Farmer Mac's portfolio as of March 31, 2023, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans and Guarantees."

Exogenous factors facing farm and food producers can create uncertainty and market instability within the sector. External market conditions that could adversely impact the farm and food sectors in 2023 include foreign trade and trade policy, supply chain disruptions, and environmental conditions. The U.S. agricultural sector has become increasingly dependent on foreign markets as a source of demand, making trade policy an important consideration for farms and food. The USDA's estimate for fiscal year 2023 is a small decrease in export value over 2022, but through February 2023, agricultural export values were up approximately 3% in 2023 compared to 2022. The value of the U.S. dollar relative to other major currencies fell 1% in first quarter 2023, which may help support farm, food, fiber, and fuel exports through the first half of 2023. Slower global growth could be a headwind for consumer-oriented products like animal proteins, dairy, fruits, and nuts, and Ukrainian corn and wheat production may eventually stabilize. Because Farmer Mac has significant exposure to crop commodities like corn, soybeans, hay, wheat, and cotton, a sustained rally in agricultural commodities is likely to continue to benefit Farmer Mac's overall portfolio credit quality more than degradation from downward pressure on livestock and consumer product profitability.

Severe weather conditions and long-term environmental change continue to shape agricultural sectors. The U.S. experienced 18 separate billion-dollar weather disasters in 2022, as tracked by the National Oceanic and Atmospheric Administration. Many of those events affected agriculture, including midwestern storms, western wildfires, and drought. Federal crop insurance provides a strong mitigator against this risk, but farmers and ranchers face increasingly-severe weather incidents. Long and persistent drought conditions affected agricultural production regions in the western and midwestern parts of the United States in 2021 and 2022, but there has been a sizable improvement in conditions in fourth quarter 2022 and the first quarter 2023, particularly in California. Roughly 6% of the continental U.S. remained in exceptional or extreme drought as of April 18, 2023, according to data from the National Drought Mitigation Center. While this represents the lowest level of widespread drought since 2020, the current drought cycle is the longest in nearly 20 years. For loans in areas that commonly experience exceptional drought (primarily in California), Farmer Mac's underwriting process includes an assessment of anticipated long-term water availability for the related property and how that impacts the collateral value and borrower's cash flow position to mitigate that risk. Flooding can also disrupt agricultural production, although the impacts are generally more temporary than those from extended drought. Copious winter precipitation in California has resulted in field flooding, particularly in the Tulare Lake bed. Farmer Mac has limited portfolio exposure in affected areas, but California flooding could remain a disruptor for western agricultural production in the coming quarters of 2023.

Rural Infrastructure Industry. Economic conditions affecting the rural infrastructure industry typically follow those in the general economy. According to data from the U.S. Energy Information Administration, sales and the revenue from the sale of electricity to customers increased by 1.4% and 14.9%, respectively, in the last 12 months through February 2023 compared to February 2022. This increase was driven by a sharp increase in sales to the commercial, industrial, and transportation sectors and an increase in the retail price of electricity. Higher energy input prices such as natural gas and coal became a headwind in 2022.

Natural gas prices rose consistently in 2021 and 2022 because of reduced supply and additional demand for U.S. liquified natural gas from European countries. Coal prices also rapidly increased in 2022, driven by higher natural gas prices and additional overseas demand to offset limited Russian coal exports. Despite higher input costs, power producers are generally able to pass cost increases through higher retail electricity prices, which has contributed to the increase in electricity costs impacting retail customers throughout 2022. Oil and natural gas prices were volatile during much of 2022 but moderated in fourth quarter 2022 and early 2023. Through March 31, 2023, Farmer Mac had not observed material degradation in the financial performance of its rural infrastructure portfolio, and that portfolio has never experienced a serious delinquency or default since inception.

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

The growth in renewable energy generation and deployment of energy storage technologies may help deepen Farmer Mac's relationships with existing customers through new business opportunities. According to data from the U.S. Energy Information Administration, renewable electricity capacity is expected to grow by 48% in the next five years, compared to total electric capacity growth of 10%. The rising cost of fossil fuel-based inputs combined with the falling costs of renewable power generation may hasten this increase in capacity along with recently enacted legislature, such as the Inflation Reduction Act of 2022 that incentivizes domestic production in clean energy technologies such as solar and wind. Any such growth in renewable energy capacity may broaden Farmer Mac's customer base with cooperative lenders focused on lending to renewable energy customers. In response to this expected growth, Farmer Mac has deployed new financing products tailored to the renewable energy sector, which represents a new market opportunity for Farmer Mac. Under this initiative, Farmer Mac's total outstanding loans and loan commitments of renewable energy financing transactions was $308.5 million as of March 31, 2023.

Legislative and Regulatory Outlook. Farmer Mac continues to monitor potential legislative and regulatory changes that could affect Farmer Mac or its stakeholders, including:

•The current farm bill expires on September 30, 2023. Covering a variety of programs impacting farm profitability, agricultural credit, and rural infrastructure, it is a critical piece of legislation for rural America and the agricultural sector which includes Farmer Mac customers. Congress has started an extensive process to review programs that are included in the farm bill in preparation for reauthorization. Farmer Mac is seeking enhancement to its charter in this farm bill reauthorization to enhance its partnerships and services in support of farmers, ranchers, agribusinesses, and rural infrastructure. Farmer Mac will continue to work with Congress to enhance its charter and monitor changes to farm bill programs that may impact farm sector profitability.

•On January 13, 2023, the FCA board approved an advanced notice of proposed rulemaking to review Farmer Mac's regulatory capital framework. The notice sought public comment on Farmer Mac's regulatory capital requirements in the context of its business activities. The comment period was originally scheduled to close March 27, 2023 but was later extended to April 26, 2023. Farmer Mac and ten other organizations submitted comment letters before the extended deadline. In the FCA's proposed spring regulatory agenda, the agency is targeting a proposed rulemaking on Farmer Mac's regulatory capital framework for May 2024. This timeline may change, and Farmer Mac's management team will continue to monitor the FCA's process for this potential rulemaking.

•On September 29, 2022, the U.S. Senate confirmed Vincent Logan to be a member of the FCA board. Mr. Logan was subsequently appointed to be the Chairman and CEO of the FCA by President Biden on October 21, 2022. The remaining two members of the board are currently serving in holdover status because their terms have expired. These board members will continue to serve in their roles until replacements are nominated by the President and confirmed by the U.S. Senate. In addition to changes at the board level, the director of the Office of Secondary Market Oversight (OSMO), the office at FCA responsible for the examination, regulation, and supervision of the activities of Farmer Mac to ensure its safety and soundness, retired in December 2022. FCA has designated an acting director while the agency works to appoint a full-time director.

Balance Sheet Review

The following table summarizes Farmer Mac's balance sheet as of the periods indicated:

Table 21

	As of		Change
	March 31, 2023	December 31, 2022	$	%
	(in thousands)
Assets
Cash and cash equivalents	$864,594	$861,002	$3,592	—%
Investment securities	4,696,168	4,628,268	67,900	1%
Farmer Mac Guaranteed Securities	9,219,420	8,628,380	591,040	7%
USDA Securities	2,360,333	2,411,601	(51,268)	(2)%
Loans, net of allowance	8,900,485	8,994,350	(93,865)	(1)%
Loans held in trusts	1,467,855	1,211,116	256,739	21%
Other	431,092	598,393	(167,301)	(28)%
Total assets	$27,939,947	$27,333,110	$606,837	2%
Liabilities
Notes Payable	$24,837,391	$24,469,113	$368,278	2%
Debt securities of consolidated trusts held by third parties	1,374,332	1,181,948	192,384	16%
Other	435,839	410,091	25,748	6%
Total liabilities	$26,647,562	$26,061,152	$586,410	2%
Total equity	1,292,385	1,271,958	20,427	2%
Total liabilities and equity	$27,939,947	$27,333,110	$606,837	2%

Assets. The increase in total assets was primarily attributable to new loan volume, including those held in consolidated trusts, new Farmer Mac Guaranteed Securities, and a larger investment portfolio.

Liabilities. The increase in total liabilities was primarily due to an increase in total notes payable to fund the acquisition of loan volume, including those held in consolidated trusts.

Equity. The increase in total equity was primarily due to an increase in retained earnings, partially offset by a decrease in accumulated other comprehensive income.

Risk Management

Credit Risk – Loans and Guarantees.
Agricultural Finance - Direct Credit Exposure

Farmer Mac's direct credit exposure to Agricultural Finance mortgage loans as of March 31, 2023 was $10.7 billion across 48 states. Farmer Mac applies credit underwriting standards and methodologies to help assess exposures to loan purchases, which may include collateral valuation, financial metrics, and other appropriate borrower financial and credit information. For Corporate AgFinance loans, which are often larger loan exposures to agriculture production and agribusinesses that support agriculture production, food and fiber processing, and other supply chain production, and which may have risk profiles that differ from smaller agricultural mortgage loans, Farmer Mac has implemented methodologies and parameters that help assess credit risk based on the appropriate sector, borrower construct, and transaction complexity. For more information about Farmer Mac's underwriting and collateral valuation standards for Agricultural Finance mortgage loans, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Farm & Ranch" and "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Corporate AgFinance" in Farmer Mac's 2022 Annual Report.

Farmer Mac's 90-day delinquency measure includes loans 90 days or more past due, as well as loans in foreclosure and non-performing loans where the borrower is in bankruptcy. For Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure, Farmer Mac's 90-day delinquencies as of March 31, 2023, were $70.6 million (0.66% of the Agricultural Finance mortgage loan portfolio to which Farmer Mac has direct credit exposure), compared to $43.5 million (0.41% of the Agricultural Finance mortgage loan portfolio) as of December 31, 2022. Those 90-day delinquencies were comprised of 51 delinquent loans as of March 31, 2023, compared to 37 delinquent loans as of December 31, 2022. The increase in 90-day delinquencies was primarily driven by increased delinquencies in permanent plantings and crops and was partially offset by decreased delinquencies in agricultural storage and processing. The top ten borrower exposures over 90 days delinquent represented over half of the 90-day delinquencies as of March 31, 2023. Farmer Mac believes that it remains adequately collateralized on its delinquent loans.

Farmer Mac's 90-day delinquency rate as of March 31, 2023 was below Farmer Mac's historical average. In the near-term, our delinquency rate may exceed our historical average due to the impact of adverse weather events on the agricultural economy. Farmer Mac's average 90-day delinquency rate as a percentage of its Agricultural Finance mortgage loan portfolio over the last 15 years is approximately 1%. The highest 90-day delinquency rate observed during that period occurred in 2009 at approximately 2%, which coincided with increased delinquencies in loans within Farmer Mac's ethanol loan portfolio.

The following table presents historical information about Farmer Mac's 90-day delinquencies in the Agricultural Finance mortgage loan portfolio compared to the unpaid principal balance of all Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure:

Table 22

	Agricultural Finance Mortgage Loans	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
March 31, 2023	$10,680,419	$70,646	0.66%
December 31, 2022	10,719,571	43,498	0.41%
September 30, 2022	10,508,549	44,232	0.42%
June 30, 2022	10,128,083	20,623	0.20%
March 31, 2022	9,879,978	55,847	0.57%
December 31, 2021	9,811,749	47,307	0.48%
September 30, 2021	9,445,359	54,792	0.58%
June 30, 2021	9,056,152	63,076	0.70%
March 31, 2021	8,629,352	72,346	0.84%

Across all of Farmer Mac's lines of business, 90-day delinquencies represented 0.27% of total outstanding business volume as of March 31, 2023, compared to 0.17% as of December 31, 2022 and 0.23% as of March 31, 2022.

The following table presents outstanding Agricultural Finance mortgage loans and 90-day delinquencies as of March 31, 2023 by year of origination, geographic region, commodity/collateral type, original loan-to-value ratio, and range in the size of borrower exposure:

Table 23

Agricultural Finance Mortgage Loans 90-Day Delinquencies as of March 31, 2023
	Distribution of Agricultural Loans	Agricultural Loans	90-Day Delinquencies(1)	Percentage
	(dollars in thousands)
By year of origination:
2013 and prior	7%	$819,171	$3,472	0.42%
2014	2%	210,277	1,001	0.48%
2015	3%	339,986	10,901	3.21%
2016	5%	543,184	4,519	0.83%
2017	5%	531,403	6,503	1.22%
2018	6%	609,455	2,707	0.44%
2019	8%	849,808	16,858	1.98%
2020	19%	2,011,754	5,972	0.30%
2021	25%	2,659,563	931	0.04%
2022	17%	1,793,221	5,961	0.33%
2023	3%	312,597	11,821	0.33%
Total	100%	$10,680,419	$70,646	0.66%
By geographic region(2):
Northwest	13%	$1,374,647	$2,286	0.17%
Southwest	30%	3,236,371	21,332	0.66%
Mid-North	27%	2,845,425	5,830	0.20%
Mid-South	17%	1,835,733	11,469	0.62%
Northeast	4%	434,604	1,545	0.36%
Southeast	9%	953,639	28,184	2.96%
Total	100%	$10,680,419	$70,646	0.66%
By commodity/collateral type:
Crops	50%	$5,343,256	$21,247	0.40%
Permanent plantings	22%	2,351,228	26,674	1.13%
Livestock	18%	1,942,909	6,429	0.33%
Part-time farm	5%	480,524	3,041	0.63%
Ag. Storage and Processing	5%	545,263	13,255	2.43%
Other	—%	17,239	—	—%
Total	100%	$10,680,419	$70,646	0.66%
By original loan-to-value ratio:
0.00% to 40.00%	20%	$2,090,711	$16,975	0.81%
40.01% to 50.00%	23%	2,429,301	15,828	0.65%
50.01% to 60.00%	36%	3,803,256	12,860	0.34%
60.01% to 70.00%	19%	2,080,937	24,532	1.18%
70.01% to 80.00%(3)	2%	250,351	451	0.18%
80.01% to 90.00%(3)	—%	25,863	—	—%
Total	100%	$10,680,419	$70,646	0.66%
By size of borrower exposure(4):
Less than $1,000,000	26%	$2,770,722	$8,192	0.30%
$1,000,000 to $4,999,999	37%	3,986,078	26,681	0.67%
$5,000,000 to $9,999,999	15%	1,656,963	—	—%
$10,000,000 to $24,999,999	13%	1,337,406	35,773	2.67%
$25,000,000 and greater	9%	929,250	—	—%
Total	100%	$10,680,419	$70,646	0.66%
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

Another indicator that Farmer Mac considers in analyzing the credit quality of its Agricultural Finance mortgage loans is the level of internally-rated "substandard" assets, both in dollars and as a percentage of the outstanding portfolio. Assets categorized as "substandard" have a well-defined weakness or weaknesses, and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected. As of March 31, 2023, Farmer Mac's Agricultural Finance mortgage loans (to which it has direct credit exposure) comprising substandard assets were $205.1 million (1.9% of the portfolio), compared to $209.4 million (2.0% of the portfolio) as of December 31, 2022. Those substandard assets comprised 241 loans as of March 31, 2023 and 243 loans as of December 31, 2022.

The decrease of $4.3 million in substandard assets during first quarter 2023 was primarily driven by credit upgrades in our off-balance sheet portfolios. Substandard assets decreased as a percentage of our off-balance sheet portfolio and remained flat as a percentage of our on-balance sheet portfolio.

The percentage of substandard assets within the portfolio as of March 31, 2023 was below the historical average. Farmer Mac's average substandard assets as a percentage of its Agricultural Finance mortgage loans over the last 15 years is approximately 4%. The highest substandard asset rate observed during the last 15 years occurred in 2010 at approximately 8%, which coincided with an increase in substandard loans within Farmer Mac's ethanol portfolio. If Farmer Mac's substandard asset rate increases from current levels, it is likely that Farmer Mac's provision to the allowance for loan losses and the reserve for losses will also increase.

Although some credit losses are inherent to the business of agricultural lending, Farmer Mac believes that losses associated with the current agricultural credit cycle will be moderated by the strength and diversity of its portfolio, which Farmer Mac believes is adequately collateralized.

Farmer Mac considers a loan's original loan-to-value ratio as one of many factors in evaluating loss severity. Loan-to-value ratios depend on the market value of a property, as determined in accordance with Farmer Mac's collateral valuation standards. As of March 31, 2023 and December 31, 2022, the average unpaid principal balances for Agricultural Finance mortgage loans outstanding and to which Farmer Mac has direct credit exposure was $796,000 and $806,000, respectively. Farmer Mac calculates the "original loan-to-value" ratio of a loan by dividing the original loan principal balance by the original appraised property value. This calculation does not reflect any amortization of the original loan balance or any adjustment to the original appraised value to provide a current market value. The original loan-to-value ratio of any cross-collateralized loans is calculated on a combined basis rather than on a loan-by-loan basis. The weighted-average original loan-to-value ratio for Agricultural Finance mortgage loans purchased during first quarter 2023 was 44%, compared to 46% for loans purchased during first quarter 2022. The weighted-average original loan-to-value ratio for Agricultural Finance mortgage loans and loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs was 50% and 51% as of March 31, 2023 and December 31, 2022, respectively. The weighted-average original loan-to-value ratio for all 90-day delinquencies was 47% and 46% as of March 31, 2023 and December 31, 2022, respectively.

The weighted-average current loan-to-value ratio (the loan to-value ratio based on original appraised value and current outstanding loan amount adjusted to reflect amortization) for Agricultural Finance mortgage loans and loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs was 45% and 46% as of March 31, 2023 and December 31, 2022, respectively.

The following table presents the current loan-to-value ratios for the Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure, as disaggregated by internally assigned risk ratings:

Table 24

Agricultural Finance Mortgage Loans current loan-to-value ratio by internally assigned risk rating as of March 31, 2023
	Acceptable	Special Mention	Substandard	Total
	(in thousands)
Current loan-to-value ratio(1):
0.00% to 40.00%	$3,235,944	$54,460	$68,977	$3,359,381
40.01% to 50.00%	2,646,626	95,201	55,480	2,797,307
50.01% to 60.00%	2,808,964	95,155	39,080	2,943,199
60.01% to 70.00%	1,212,885	98,301	21,150	1,332,336
70.01% to 80.00%	186,235	13,276	16,415	215,926
80.01% and greater	27,649	651	3,970	32,270
Total	$10,118,303	$357,044	$205,072	$10,680,419
(1)The current loan-to-value ratio is based on original appraised value (or most recently obtained valuation, if available) and current outstanding loan amount adjusted to reflect loan amortization.

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Agricultural Finance mortgage loans as of March 31, 2023 by year of origination, geographic region, and commodity/collateral type. The purpose of this table is to present information about realized losses relative to original Farm & Ranch purchases, guarantees, and commitments.

Table 25

Agricultural Finance Mortgage Loans Credit Losses Relative to Cumulative
Original Loans, Guarantees, and LTSPCs as of March 31, 2023
	Cumulative Original Loans, Guarantees and LTSPCs	Cumulative Net Credit Losses/(Recoveries)	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
2013 and prior	$18,734,932	$33,785	0.18%
2014	1,088,631	—	—%
2015	1,249,141	(516)	(0.04)%
2016	1,590,216	903	0.06%
2017	1,690,606	4,311	0.25%
2018	1,389,000	—	—%
2019	1,599,060	—	—%
2020	2,905,165	—	—%
2021	3,282,649	—	—%
2022	1,970,695	—	—%
2023	322,353		—%
Total	$35,822,448	$38,483	0.11%
By geographic region(1):
Northwest	$4,602,960	$12,094	0.26%
Southwest	12,051,103	8,542	0.07%
Mid-North	8,961,223	17,165	0.19%
Mid-South	5,082,841	(613)	(0.01)%
Northeast	1,855,518	323	0.02%
Southeast	3,268,803	972	0.03%
Total	$35,822,448	$38,483	0.11%
By commodity/collateral type:
Crops	$16,564,150	$3,790	0.02%
Permanent plantings	7,792,137	9,783	0.13%
Livestock	7,851,668	3,836	0.05%
Part-time farm	1,901,315	1,090	0.06%
Ag. Storage and Processing	1,544,587	19,984	1.29%
Other	168,591	—	—%
Total	$35,822,448	$38,483	0.11%
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

Analysis of portfolio performance indicates that commodity type is the primary determinant of Farmer Mac's exposure to loss on a given loan. The following tables present concentrations of Agricultural Finance mortgage loans by commodity type within geographic region and cumulative credit losses by origination year and commodity type:

Table 26

	As of March 31, 2023
	Agricultural Finance Mortgage Loans Concentrations by Commodity Type within Geographic Region
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(dollars in thousands)
By geographic region(1):
Northwest	$714,060	$223,361	$292,864	$111,727	$32,612	$23	$1,374,647
	6.7%	2.1%	2.7%	1.0%	0.3%	—%	12.8%
Southwest	697,278	1,754,034	546,386	107,857	115,357	15,459	3,236,371
	6.5%	16.4%	5.1%	1.0%	1.1%	0.1%	30.2%
Mid-North	2,364,622	10,302	251,248	86,220	131,487	1,546	2,845,425
	22.1%	0.1%	2.4%	0.8%	1.2%	—%	26.6%
Mid-South	1,060,297	78,596	563,555	62,770	70,498	16	1,835,732
	9.9%	0.7%	5.3%	0.6%	0.7%	—%	17.2%
Northeast	187,978	44,408	68,789	50,311	83,118	—	434,604
	1.8%	0.4%	0.6%	0.5%	0.8%	—%	4.1%
Southeast	319,021	240,527	220,067	61,639	112,191	195	953,640
	3.0%	2.3%	2.1%	0.6%	1.1%	—%	9.1%
Total	$5,343,256	$2,351,228	$1,942,909	$480,524	$545,263	$17,239	$10,680,419
	50.0%	22.0%	18.2%	4.5%	5.2%	0.1%	100.0%
(1)Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Table 27

	As of March 31, 2023
	Agricultural Loans Cumulative Credit Losses by Origination Year and Commodity Type
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Total
	(in thousands)
By year of origination:
2013 and prior	$3,427	$9,783	$3,836	$1,066	$15,673	$33,785
2014	—	—	—	—	—	—
2015	(540)	—	—	24	—	(516)
2016	903	—	—	—	—	903
2017	—	—	—	—	4,311	4,311
2018	—	—	—	—	—	—
2019	—	—	—	—	—	—
2020	—	—	—	—	—	—
2021	—	—	—	—	—	—
2022	—	—	—	—	—	—
2023	—	—	—	—	—	—
Total	$3,790	$9,783	$3,836	$1,090	$19,984	$38,483

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

Rural Infrastructure Finance - Direct Credit Exposure

Farmer Mac's direct credit exposure to Rural Infrastructure Finance loans held and loans underlying LTSPCs as of March 31, 2023 was $3.7 billion across 45 states. For more information about Farmer Mac's underwriting and collateral valuation standards for Rural Infrastructure Finance loans, see "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Underwriting and Collateral Standards" in Farmer Mac's 2022 Annual Report. As of March 31, 2023, there were no delinquencies in Farmer Mac's portfolio of Rural Infrastructure Finance loans.

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

Table 28

	Rural Infrastructure Finance portfolio by internally assigned risk rating as of March 31, 2023
	Acceptable	Special Mention	Substandard	Total
	(in thousands)
Distribution Cooperative	$2,339,582	$—	$—	$2,339,582
G&T Cooperative	677,515	—	—	677,515
Renewable Energy	308,493	—	—	308,493
Telecommunications	356,102	—	—	356,102
Rural Infrastructure Total	$3,681,692	$—	$—	$3,681,692

For more information about the credit quality of Farmer Mac's Rural Infrastructure Finance portfolio and the associated allowance for losses please refer to Notes 5 and 6 of the consolidated financial statements.

Other Considerations Regarding Credit Risk Related to Loans and Guarantees

The credit exposure on USDA Securities, including those underlying Farmer Mac Guaranteed USDA Securities, is guaranteed by the full faith and credit of the United States. Therefore, Farmer Mac believes that we have little or no credit risk exposure to the USDA Securities in the Agricultural Finance line of business because of the USDA guarantee. As of March 31, 2023, Farmer Mac had not experienced any credit losses on any USDA Securities or Farmer Mac Guaranteed USDA Securities and does not expect to incur any such losses in the future. Because we do not expect credit losses on this portfolio, Farmer Mac does not provide an allowance for losses on its portfolio of USDA Securities.

Farmer Mac requires many lenders to make representations and warranties about the conformity of Agricultural Finance mortgage loans to Farmer Mac's standards, the accuracy of loan data provided to Farmer Mac, and other requirements related to the loans. Sellers who make these representations and warranties are responsible to Farmer Mac for breaches of those representations and warranties. Farmer Mac has the ability to require a seller to cure, replace, or repurchase a loan sold or transferred to Farmer Mac if any breach of a representation or warranty is discovered that was material to Farmer Mac's decision to purchase the loan or that directly or indirectly causes a default or potential loss on a loan sold or transferred by the seller to Farmer Mac. During the previous three years ended March 31, 2023, there have been no breaches of representations and warranties by sellers that resulted in Farmer Mac requiring a seller to cure, replace, or repurchase a loan. In addition to relying on the representations and warranties of sellers, Farmer Mac also underwrites the Agricultural Finance mortgage loans (other than rural housing and part-time farm mortgage loans) and Rural Infrastructure Finance loans on which it has direct credit exposure. For rural housing and part-time farm mortgage loans, Farmer Mac relies on representations and warranties from the seller that those loans conform to Farmer Mac's specified underwriting criteria. For more information about Farmer Mac's loan eligibility requirements and underwriting standards, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Loan Eligibility," "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Farm & Ranch," "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Corporate AgFinance," and "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Underwriting and Collateral Standards" in Farmer Mac’s 2022 Annual Report.

Under contracts with Farmer Mac and in consideration for servicing fees, Farmer Mac-approved servicers service loans in accordance with Farmer Mac's requirements. Servicers are responsible to Farmer Mac for material errors in the servicing of those loans. If a servicer materially breaches the terms of its servicing agreement with Farmer Mac, such as failing to forward payments received or releasing collateral without

Farmer Mac's consent, or experiences insolvency or bankruptcy, the servicer is responsible for any corresponding damages to Farmer Mac and, in most cases, Farmer Mac has the right to terminate the servicing relationship for a particular loan or the entire portfolio serviced by the servicer. Farmer Mac also can proceed against the servicer in arbitration or exercise any remedies available to it under law. During the previous three years ended March 31, 2023, Farmer Mac had not exercised any remedies or taken any formal action against any servicers. For more information about Farmer Mac's servicing requirements, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Loan Servicing" and "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Lenders and Loan Servicing" in Farmer Mac’s 2022 Annual Report.

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

In the event of a default on an AgVantage security, Farmer Mac would have recourse to the pledged collateral and have rights to the ongoing borrower payments of principal and interest. As a result, Farmer Mac has indirect credit exposure to the Agricultural Finance mortgage loans and Rural Infrastructure loans that secure AgVantage securities. For AgVantage counterparties that are institutional real estate investors or financial funds and other similar entities, Farmer Mac also typically requires that the counterparty (1) maintain a higher collateralization level, through either a higher overcollateralization percentage or lower loan-to-value ratio thresholds and (2) comply with specified financial covenants for the life of the related AgVantage security to avoid default. As of March 31, 2023, Farmer Mac had not experienced any credit losses on any AgVantage securities. For a more detailed description of AgVantage securities, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Other Products – Agricultural Finance—AgVantage Securities" and "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Other Products – Rural Infrastructure Finance—AgVantage Securities" in Farmer Mac’s 2022 Annual Report.

The unpaid principal balance of outstanding on-balance sheet AgVantage securities secured by loans eligible for the Agricultural Finance line of business totaled $6.0 billion as of both March 31, 2023 and December 31, 2022. The unpaid principal balance of on-balance sheet AgVantage securities secured by loans eligible for the Rural Infrastructure Finance line of business totaled $3.5 billion as of March 31, 2023 and $3.0 billion as of December 31, 2022. The unpaid principal balance of outstanding off-balance sheet AgVantage securities totaled $1.1 million as of March 31, 2023 and $1.2 million as of December 31, 2022.

The following table provides information about the issuers of AgVantage securities and the required collateralization levels for those transactions as of March 31, 2023 and December 31, 2022:

Table 29

	As of March 31, 2023		As of December 31, 2022
Counterparty	Balance	Required Collateralization	Balance	Required Collateralization
	(dollars in thousands)
AgVantage:
CFC	$3,516,483	100%	$3,045,325	100%
MetLife	2,050,000	103%	2,050,000	103%
Rabo AgriFinance	2,925,000	105%	2,855,000	105%
Other(1)	1,037,685	100% to 125%	1,059,600	100% to 125%
Total outstanding	$9,529,168		$9,009,925
(1)Consists of AgVantage securities issued by 10 and 12 different issuers as of March 31, 2023 and 2022, respectively.

Farmer Mac manages institutional credit risk related to lenders and servicers by requiring those institutions to meet Farmer Mac's standards for creditworthiness. Farmer Mac monitors the financial condition of those institutions by evaluating financial statements and credit rating agency reports. For more information about Farmer Mac's lender eligibility requirements, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Lenders" and "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Lenders and Loan Servicing" in Farmer Mac’s 2022 Annual Report.

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

Credit Risk – Other Investments. As of March 31, 2023, Farmer Mac had $0.9 billion of cash and cash equivalents and $4.7 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's internal policies as well as regulations issued by the FCA found at 12 C.F.R. §§ 652.1-652.45 ("Liquidity and Investment Regulations"). In addition to establishing a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize Farmer Mac's exposure to financial market volatility, preserve capital, and support Farmer Mac's access to the debt markets.

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

The Liquidity and Investment Regulations and Farmer Mac's internal policies also establish concentration limits, which are intended to limit exposure to any single entity, issuer, or obligor. The Liquidity and Investment Regulations limit Farmer Mac's total credit exposure to any single entity, issuer, or obligor of securities to 10% of Farmer Mac's regulatory capital ($137.0 million as of March 31, 2023). However, Farmer Mac's current policy limits this total credit exposure to 5% of its regulatory capital ($68.5 million as of March 31, 2023). These exposure limits do not apply to obligations of U.S. government agencies or GSEs, although Farmer Mac's current policy restricts investing more than 100% of regulatory capital in the senior non-convertible debt securities of any one GSE.

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

Farmer Mac's $0.9 billion of cash and cash equivalents held as of March 31, 2023 mature within three months. As of March 31, 2023, $3.2 billion of the $4.7 billion of investment securities (69%) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year. Farmer Mac's floating rate investment securities are funded with floating rate debt. The fixed rate investment securities are generally funded in a manner consistent with Farmer Mac's overall funding strategy that approximates a duration and convexity match.

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

The following schedule summarizes the results of Farmer Mac's MVE and NES sensitivity analysis as of March 31, 2023 and December 31, 2022 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

Table 30

	Percentage Change in MVE from Base Case
Interest Rate Scenario	As of March 31, 2023	As of December 31, 2022
+100 basis points	(3.2)%	(3.7)%
-100 basis points	2.5%	2.7%

	Percentage Change in NES from Base Case
Interest Rate Scenario	As of March 31, 2023	As of December 31, 2022
+100 basis points	0.2%	0.4%
-100 basis points	(0.4)%	(0.6)%
As of March 31, 2023, Farmer Mac's duration gap was positive 3.1 months, compared to positive 3.6 months as of December 31, 2022. Interest rates within the yield curve flattened during 2023 with the 2-year and 10-year U.S. Treasury Note yield-to-maturity increasing by approximately 40 basis points and 41 basis points, respectively, versus year-end 2022. This rate movement contributed to shortening the duration of Farmer Mac's funded assets compared to its debt and financial derivatives, thereby narrowing Farmer Mac's duration gap.

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

As of March 31, 2023, Farmer Mac had $25.0 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to just over thirty years, of which $9.1 billion were pay-fixed interest rate swaps, $14.1 billion were receive-fixed interest rate swaps, and $1.8 billion were basis swaps.

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

As discussed in Note 4 to the consolidated financial statements, all financial derivatives are recorded on the balance sheet at fair value as derivative assets or as derivative liabilities. Changes in the fair values of undesignated financial derivatives are reported in "Gains on financial derivatives" in the consolidated statements of operations. For financial derivatives designated in fair value hedge accounting relationships, changes in the fair values of the hedged items related to the risk being hedged are reported in "Net interest income" in the consolidated statements of operations. Interest accruals on derivatives designated in fair value hedge accounting relationships are also recorded in "Net interest income" in the consolidated statements of operations. For financial derivatives designated in cash flow hedge accounting relationships, the unrealized gain or loss on the derivative is recorded in other comprehensive income. Because the hedging instrument is an interest rate swap and the hedged forecasted transactions are future interest payments on floating rate debt, amounts recorded in accumulated other comprehensive income are reclassified to "Total interest expense" in conjunction with the recognition of interest expense on the debt. All of Farmer Mac's interest rate swap transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty. As of both March 31, 2023 and December 31, 2022, Farmer Mac had no uncollateralized net exposures based on the mark-to-market value of the portfolio of interest rate swaps

Re-funding and repricing risk

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

As of March 31, 2023, Farmer Mac held $7.6 billion of floating rate assets in its lines of business and its investment portfolio that reset based on floating rate market indices, such as LIBOR or SOFR. As of the same date, Farmer Mac also had $9.1 billion of interest rate swaps outstanding where Farmer Mac pays a fixed rate of interest and receives a floating rate of interest, primarily LIBOR or SOFR.

Discontinuation of LIBOR

As described in "Risk Factors—Market Risk" in Part I, Item 1A of the 2022 Annual Report, Farmer Mac faces risks associated with the reform, replacement, or discontinuation of the LIBOR benchmark interest rate and the transition to an alternative benchmark interest rate. Farmer Mac continues to evaluate the potential effect on our business of replacement benchmark interest rates expected to replace LIBOR, including SOFR, which is the replacement benchmark rate recommended by the Alternative Reference Rates Committee and designated by the Adjustable Interest Rate (LIBOR) Act and implementing regulations.

As of March 31, 2023, Farmer Mac held $2.6 billion of floating rate assets in its lines of business and its investment portfolio, had issued $0.2 billion of floating rate debt, and had entered into $9.8 billion notional amount of interest rate swaps, each of which reset based on LIBOR. In addition, our Non-Cumulative Series C Preferred Stock currently pays a fixed rate of interest until July 17, 2024. It becomes redeemable at our option on July 18, 2024 and thereafter pays interest at a floating rate equal to three-month LIBOR plus 3.260%.

The market transition away from LIBOR and towards alternative benchmark interest rate indices may be complicated and is expected to require term and credit adjustments to accommodate for differences between the benchmark interest rate indices. The transition may also result in different financial performance for existing transactions, may require different hedging strategies, or may require renegotiation of existing transactions. As of March 31, 2023, we had $1.2 billion outstanding in medium-term notes based on SOFR, a potential alternative benchmark interest rate index.

Liquidity and Capital Resources

Farmer Mac's primary sources of funds to meet its liquidity and funding needs are the proceeds of its debt issuances, guarantee and commitment fees, net effective spread, loan repayments, and maturities of AgVantage and investment securities. Farmer Mac regularly accesses the debt capital markets for funding, and Farmer Mac has maintained steady access to the debt capital markets throughout 2023. Farmer Mac funds its purchases of eligible loan assets, USDA Securities, Farmer Mac Guaranteed Securities, and investment assets and finances its operations primarily by issuing debt obligations of various maturities in the debt capital markets. As of March 31, 2023, Farmer Mac had outstanding discount notes of $0.9 billion, medium-term notes that mature within one year of $7.6 billion, and medium-term notes that mature after one year of $16.8 billion.

Assuming continued access to the debt capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac has a contingency funding plan to manage unanticipated disruptions in its access to the debt capital markets. Farmer Mac must maintain a minimum of 90 days of liquidity under the Liquidity and Investment Regulations. In accordance with the methodology for calculating available days of liquidity under those regulations, Farmer Mac maintained a monthly average of 295 days of liquidity throughout first quarter 2023 and had 286 days of liquidity as of March 31, 2023.

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
•money market instruments;
•diversified investment funds;
•asset-backed securities;
•corporate debt securities; and
•mortgage-backed securities.

The following table presents these assets as of March 31, 2023 and December 31, 2022:

Table 31

	As of March 31, 2023	As of December 31, 2022
	(in thousands)
Cash and cash equivalents	$864,594	$861,002
Investment securities:
Guaranteed by U.S. Government and its agencies	1,285,145	1,444,650
Guaranteed by GSEs	3,388,320	3,160,919
Asset-backed securities	19,031	19,027
Total	$5,557,090	$5,485,598

The objectives of the investment portfolio as of March 31, 2023 and December 31, 2022 are to provide a level of liquidity that mitigates enterprise risk, provides a reliable source of short-term and long-term liquidity, to prepare for the possibility of future volatility in the debt capital markets, and to support program asset growth.

Capital Requirements. Farmer Mac is subject to the following statutory capital requirements – minimum, critical, and risk-based. Farmer Mac must comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of March 31, 2023, Farmer Mac was in compliance with its statutory capital requirements and was classified as within "level 1" (the highest compliance level).

In accordance with the FCA's rule on capital planning, Farmer Mac's board of directors has adopted a policy for maintaining a sufficient level of "Tier 1" capital (consisting of retained earnings, paid-in capital, common stock, and qualifying preferred stock). That policy restricts Tier 1-eligible dividends and any discretionary bonus payments if Tier 1 capital falls below specified thresholds. As of March 31, 2023 and 2022, Farmer Mac's Tier 1 capital ratio was 15.7% and 14.9%, respectively. As of March 31, 2023, Farmer Mac was in compliance with its capital adequacy policy. Farmer Mac does not expect its compliance on an ongoing basis with the FCA's rule on capital planning, including Farmer Mac's policy on Tier 1 capital, to materially affect Farmer Mac's operations or financial condition.

For more information about the capital requirements applicable to Farmer Mac, its capital adequacy policy, and the FCA's rule on capital planning, see "Business—Government Regulation of Farmer Mac—Capital Standards" in Farmer Mac's 2022 Annual Report. See Note 8 to the consolidated financial statements for more information about Farmer Mac's capital position.

Other Matters

None.

Supplemental Information

The following tables present quarterly and annual information about new business volume, repayments, and outstanding business volume:

Table 32

New Business Volume
	Agricultural Finance		Rural Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Total
	(in thousands)
For the quarter ended:
March 31, 2023	$750,040	$203,211	$683,232	$89,747	$1,726,230
December 31, 2022	1,114,255	165,395	140,222	43,737	1,463,609
September 30, 2022	1,927,209	169,932	547,117	61,653	2,705,911
June 30, 2022	1,418,397	107,916	326,899	35,307	1,888,519
March 31, 2022	2,452,539	103,353	377,965	41,636	2,975,493
December 31, 2021	2,075,540	411,838	631,338	12,594	3,131,310
September 30, 2021	1,791,662	122,043	609,745	4,152	2,527,602
June 30, 2021	925,950	159,958	410,666	3,441	1,500,015
March 31, 2021	1,087,897	186,393	171,546	23,484	1,469,320

For the year ended:
December 31, 2022	$6,912,400	$546,596	$1,392,203	$182,333	$9,033,532
December 31, 2021	5,881,049	880,232	1,823,295	43,671	8,628,247

Table 33

Repayments of Assets
	Agricultural Finance		Rural Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Total
	(in thousands)
For the quarter ended:
Scheduled	$279,676	$78,482	$95,809	$11,424	$465,391
Unscheduled	231,288	128,254	57,354	—	416,896
March 31, 2023	$510,964	$206,736	$153,163	$11,424	$882,287

Scheduled	$447,976	$64,308	$75,671	$9,809	$597,764
Unscheduled	136,245	132,366	1,201	—	269,812
December 31, 2022	$584,221	$196,674	$76,872	$9,809	$867,576

Scheduled	$724,580	$38,018	$422,917	$13,429	$1,198,944
Unscheduled	296,763	64,439	—	—	361,202
September 30, 2022	$1,021,343	$102,457	$422,917	$13,429	$1,560,146

Scheduled	$1,114,779	$42,162	$159,491	$7,898	$1,324,330
Unscheduled	286,303	30,203	1,791	—	318,297
June 30, 2022	$1,401,082	$72,365	$161,282	$7,898	$1,642,627

Scheduled	$1,535,369	$39,480	$266,349	$7,790	$1,848,988
Unscheduled	434,794	60,947	397	—	496,138
March 31, 2022	$1,970,163	$100,427	$266,746	$7,790	$2,345,126

Scheduled	$928,663	$205,778	$816,802	$18,526	$1,969,769
Unscheduled	318,024	48,042	—	—	366,066
December 31, 2021	$1,246,687	$253,820	$816,802	$18,526	$2,335,835

Scheduled	$725,713	$406,285	$95,443	$4,043	$1,231,484
Unscheduled	374,287	—	201	—	374,488
September 30, 2021	$1,100,000	$406,285	$95,644	$4,043	$1,605,972

Scheduled	$380,684	$139,774	$225,257	$4,704	$750,419
Unscheduled	409,393	3,921	1,652	—	414,966
June 30, 2021	$790,077	$143,695	$226,909	$4,704	$1,165,385

Scheduled	$721,090	$120,621	$100,482	$2,671	$944,864
Unscheduled	501,651	82,090	2,279	—	586,020
March 31, 2021	$1,222,741	$202,711	$102,761	$2,671	$1,530,884

For the year ended:
Scheduled	$3,822,704	$183,968	$924,428	$38,926	$4,970,026
Unscheduled	1,154,105	287,955	3,389	—	1,445,449
December 31, 2022	$4,976,809	$471,923	$927,817	$38,926	$6,415,475

Scheduled	$2,756,150	$872,458	$1,237,984	$29,944	$4,896,536
Unscheduled	1,603,355	134,053	4,132	—	1,741,540
December 31, 2021	$4,359,505	$1,006,511	$1,242,116	$29,944	$6,638,076

Table 34

Outstanding Business Volume
	Agricultural Finance		Rural Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Total
	(in thousands)
As of:
March 31, 2023	$17,685,961	$1,599,982	$6,889,682	$308,493	$26,484,118
December 31, 2022	17,728,792	1,603,507	6,359,613	230,170	25,922,082
September 30, 2022	17,199,347	1,634,786	6,296,263	196,242	25,326,638
June 30, 2022	16,591,999	1,567,311	6,172,063	148,018	24,479,391
March 31, 2022	16,575,595	1,540,760	6,006,446	120,609	24,243,410
December 31, 2021	16,094,639	1,537,834	5,895,227	86,763	23,614,463
September 30, 2021	15,565,589	1,379,816	6,080,691	92,695	23,118,791
June 30, 2021	14,873,926	1,664,059	5,566,591	92,585	22,197,161
March 31, 2021	14,738,052	1,647,796	5,382,835	93,848	21,862,531

Table 35

On-Balance Sheet Outstanding Business Volume
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
March 31, 2023	$13,607,740	$3,020,229	$5,924,032	$22,552,001
December 31, 2022	13,693,810	3,031,288	5,251,427	21,976,525
September 30, 2022	13,810,162	2,960,596	4,644,958	21,415,716
June 30, 2022	13,798,771	2,939,467	3,993,956	20,732,194
March 31, 2022	14,174,611	2,858,521	3,443,816	20,476,948
December 31, 2021	13,228,675	2,896,014	3,695,269	19,819,958
September 30, 2021	12,921,572	2,872,499	3,818,550	19,612,621
June 30, 2021	11,800,429	2,878,637	4,254,625	18,933,691
March 31, 2021	11,454,321	2,824,551	4,410,661	18,689,533

The following table presents the quarterly net effective spread (a non-GAAP measure) by segment:

Table 36

	Net Effective Spread(1)
	Agricultural Finance				Rural Infrastructure Finance				Treasury
	Farm & Ranch		Corporate AgFinance		Rural Utilities		Renewable Energy		Funding		Investments		Net Effective Spread
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
For the quarter ended:
March 31, 2023(2)	$32,465	0.97%	$7,148	1.94%	$5,507	0.36%	$858	1.53%	$31,738	0.47%	$(543)	(0.04)%	$77,173	1.15%
December 31, 2022	32,770	0.98%	7,471	1.94%	4,960	0.34%	935	1.76%	27,656	0.42%	(2,689)	(0.19)%	71,103	1.07%
September 30, 2022	33,343	1.04%	7,600	1.99%	4,220	0.30%	705	1.97%	22,564	0.36%	(2,791)	(0.21)%	65,641	1.03%
June 30, 2022	32,590	1.05%	6,929	1.87%	3,733	0.27%	468	1.78%	18,508	0.30%	(1,282)	(0.10)%	60,946	0.99%
March 31, 2022(2)	30,354	1.02%	7,209	1.96%	3,159	0.23%	375	1.69%	16,738	0.28%	4	—%	57,839	0.97%
December 31, 2021	28,998	0.99%	6,321	1.84%	2,521	0.19%	356	1.53%	15,979	0.28%	158	0.01%	54,333	0.94%
September 30, 2021	28,914	1.06%	7,163	1.80%	2,067	0.16%	236	1.09%	17,386	0.31%	159	0.01%	55,925	0.99%
June 30, 2021	29,163	1.06%	6,676	1.65%	1,759	0.14%	378	1.80%	18,449	0.33%	126	0.01%	56,551	1.01%
March 31, 2021	26,461	0.98%	6,921	1.67%	1,720	0.14%	249	1.28%	18,394	0.33%	114	0.01%	53,859	0.97%
(1)Farmer Mac excludes the Corporate segment in the presentation above because the segment does not have any interest-earning assets.
(2)See Note 10 to the consolidated financial statements for a reconciliation of GAAP net interest income by segment to net effective spread by segment for the three months ended March 31, 2023 and 2022.

The following table presents quarterly core earnings (a non-GAAP measure) reconciled to net income attributable to common stockholders:

Table 37

	Core Earnings by Quarter End
	March 2023	December 2022	September 2022	June 2022	March 2022	December 2021	September 2021	June 2021	March 2021
	(in thousands)
Revenues:
Net effective spread	$77,173	$71,103	$65,641	$60,946	$57,839	$54,333	$55,925	$56,551	$53,859
Guarantee and commitment fees	4,654	4,677	4,201	4,709	4,557	4,637	4,322	4,334	4,240
Gains on sale of mortgage loans	—	—	—	—	—	6,539	—	—	—
Other	1,067	390	473	307	514	241	687	301	451
Total revenues	82,894	76,170	70,315	65,962	62,910	65,750	60,934	61,186	58,550

Credit related expense/(income):
Provision for/(release of) losses	750	1,945	450	(1,535)	(54)	(1,428)	255	(983)	(31)
REO operating expenses	—	819	—	—	—	—	—	—	—
Losses on sale of REO	—	—	—	—	—	—	—	—	—
Total credit related expense/(income)	750	2,764	450	(1,535)	(54)	(1,428)	255	(983)	(31)

Operating expenses:
Compensation and employee benefits	15,351	12,105	11,648	11,715	13,298	11,246	10,027	9,779	11,795
General and administrative	7,527	8,055	6,919	7,520	7,278	8,492	6,330	6,349	6,336
Regulatory fees	835	832	812	813	812	812	750	750	750
Total operating expenses	23,713	20,992	19,379	20,048	21,388	20,550	17,107	16,878	18,881

Net earnings	58,431	52,414	50,486	47,449	41,576	46,628	43,572	45,291	39,700
Income tax expense	12,756	11,210	10,303	9,909	9,024	9,809	9,152	9,463	8,520
Preferred stock dividends	6,791	6,791	6,791	6,792	6,791	6,792	6,774	5,842	5,269
Core earnings	$38,884	$34,413	$33,392	$30,748	$25,761	$30,027	$27,646	$29,986	$25,911

Reconciling items:
Gains/(losses) on undesignated financial derivatives due to fair value changes	$916	$1,596	$6,441	$2,846	$2,612	$(1,242)	$(405)	$(3,020)	$3,236
(Losses)/gains on hedging activities due to fair value changes	(105)	(148)	(624)	428	5,687	(2,079)	1,818	(5,866)	4,317
Unrealized gains/(losses) on trading assets	359	31	(757)	(285)	94	(76)	36	(61)	(14)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	29	57	24	(62)	20	71	23	20	16
Net effects of terminations or net settlements on financial derivatives	523	1,268	(3,522)	2,536	15,512	(429)	(351)	109	1,165
Income tax effect related to reconciling items	(362)	(590)	(327)	(1,148)	(5,024)	789	(236)	1,852	(1,831)
Net income attributable to common stockholders	$40,244	$36,627	$34,627	$35,063	$44,662	$27,061	$28,531	$23,020	$32,800

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

Item 4.Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (“Exchange Act”), including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Farmer Mac's management on a timely basis to allow decisions about required disclosure. Management, including Farmer Mac's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Farmer Mac's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2023.

Farmer Mac carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Farmer Mac's disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

PART II

Item 1.Legal Proceedings
None.
Item 1A.Risk Factors

Information about risk factors can be found in “Management’s Discussion and Analysis of Financial
Condition and Results of Operations—Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and in Part I, Item 1A of Farmer Mac’s 2022 Annual Report.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Farmer Mac is a federally chartered instrumentality of the United States whose debt and equity securities are exempt from registration under Section 3(a)(2) of the Securities Act of 1933. During first quarter 2023, the following transactions occurred related to Farmer Mac's equity securities that were not registered under the Securities Act of 1933 and were not otherwise reported on a Current Report on
Form 8-K:

Class C Non-Voting Common Stock. Under Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 452 shares of its Class C non-voting common stock in January 2023 to the six directors who elected to receive stock in lieu of their cash retainers. Farmer Mac calculated the number of shares issued to the directors based on a price of $112.71 per share, which was the closing price of the
Class C non-voting common stock on December 31, 2022 (the last trading day of the previous quarter) as reported by the New York Stock Exchange.

In addition to the March 9, 2023 grants of stock appreciation rights ("SARs") and restricted stock units ("RSUs") to the five named executive officers and fifteen directors reported in Farmer Mac's Current Report on Form 8-K filed with the SEC on March 15, 2023, Farmer Mac made the following additional grants under its Amended and Restated 2008 Omnibus Incentive Plan on March 9, 2023 to other individuals as incentive compensation:

•an aggregate of 2,190 SARs to three executive officers, which have the same terms as the SARs granted to the named executive officers on March 9, 2023 – a grant price of $135.20 per share, an expiration date of March 9, 2033, and vesting in three equal annual installments on each of March 31, 2024, March 31, 2025, and March 31, 2026;

•an aggregate of 708 target number of performance-vested RSUs to three executive officers, which have the same terms as the performance-vested RSUs granted to the named executive officers on March 9, 2023 and are eligible for "cliff" vesting on March 31, 2026 in an amount between 0% and 200% of the target number of RSUs granted based on performance objectives related to cumulative core earnings before credit, subject to "gatekeeper" metrics related to compliance with regulatory capital requirements, for the performance period of January 1, 2023 to December 31, 2025;

•an aggregate of 1,419 time-vested RSUs to three executive officers vesting in three equal annual installments on March 31, 2024, March 31, 2025, and March 31, 2026; and

•an aggregate of 17,820 time-vested RSUs to 64 employees, vesting in three equal annual installments on March 31, 2024, March 31, 2025, and March 31, 2026.

(b)     Not applicable.

(c)     None.

Item 3.Defaults Upon Senior Securities

(a)    None.

(b)    None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

*	3.1	—	Title VIII of the Farm Credit Act of 1971, as most recently amended on June 18, 2020 (Previously filed as Exhibit 3.1 to Form 10-Q filed August 10, 2020).
*	3.2	—	Amended and Restated By-Laws of the Registrant (Previously filed as Exhibit 3.2 to Form 10-K filed February 24, 2023).
*	4.1	—	Specimen Certificate for Farmer Mac Class A Voting Common Stock (Previously filed as Exhibit 4.1 to Form 10-Q filed May 15, 2003).
*	4.2	—	Specimen Certificate for Farmer Mac Class B Voting Common Stock (Previously filed as Exhibit 4.2 to Form 10-Q filed May 15, 2003).
*	4.3	—	Specimen Certificate for Farmer Mac Class C Non-Voting Common Stock (Previously filed as Exhibit 4.3 to Form 10-Q filed May 15, 2003).
*	4.4	—	Specimen Certificate for 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.6 to Form 10-Q filed August 11, 2014).
*	4.4.1	—	Certificate of Designation of Terms and Conditions of 6.000% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C (Previously filed as Exhibit 4.1 to Form 8-A filed June 20, 2014).
*	4.5	—	Specimen Certificate for 5.700% Non-Cumulative Preferred Stock, Series D (Previously filed as Exhibit 4.7 to Form 10-Q filed August 1, 2019).
*	4.5.1	—	Certificate of Designation of Terms and Conditions of 5.700% Non-Cumulative Preferred Stock, Series D (Previously filed as Exhibit 4.1 to Form 8-A filed May 13, 2019).
*	4.6	—	Specimen Certificate for 5.750% Non-Cumulative Preferred Stock, Series E (Previously filed as Exhibit 4.7 to Form 10-Q filed August 10, 2020).
*	4.6.1	—	Certificate of Designation of Terms and Conditions of 5.750% Non-Cumulative Preferred Stock, Series E (Previously filed as Exhibit 4.1 to Form 8-A filed May 20, 2020).
*	4.7	—	Specimen Certificate for 5.250% Non-Cumulative Preferred Stock, Series F (Previously filed as Exhibit 4.8 to Form 10-Q filed November 9, 2020).
*	4.7.1	—	Certificate of Designation of Terms and Conditions of 5.250% Non-Cumulative Preferred Stock, Series F (Previously filed as Exhibit 4.1 to Form 8-A filed August 20, 2020).
*	4.8		Specimen Certificate for 4.875% Non-Cumulative Preferred Stock, Series G (Previously filed as Exhibit 4.8 to Form 10-Q filed August 5, 2021).
*	4.8.1		Certificate of Designation of Terms and Conditions of 4.875% Non-Cumulative Preferred Stock, Series G (Previously filed as Exhibit 4.1 to Form 8-A filed May 27, 2021).
*	4.9	—	Description of the Registrant's securities that are registered under Section 12 of the Securities Exchange Act of 1934 (Previously filed as Exhibit 4.9 to Form 10-Q filed August 5, 2021).
*	21		List of the Registrant's subsidiaries (Previously filed as Exhibit 21 to Form 10-K filed March 8, 2018).
**	31.1	—
Certification of Registrant's principal executive officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Registrant's principal executive officer and principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Bradford T. Nordholm		May 9, 2023
By:	Bradford T. Nordholm
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Aparna Ramesh		May 9, 2023
By:	Aparna Ramesh
Executive Vice President – Chief Financial Officer and Treasurer
(Principal Financial Officer)