Form 10-Q
period 2023-06-30
FEDERAL AGRICULTURAL MORTGAGE CORP
filed 2023-08-07
CIK 845877

As filed with the Securities and Exchange Commission on August 7, 2023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Yes         ☐                               No           ☒
As of August 1, 2023, the registrant had outstanding 1,030,780 shares of Class A voting common stock, 500,301 shares of Class B voting common stock, and 9,305,937 shares of Class C non-voting common stock.

PART I

Item 1.Financial Statements
FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of
	June 30, 2023	December 31, 2022
	(in thousands)
Assets:
Cash and cash equivalents	$874,090	$861,002
Investment securities:
Available-for-sale, at fair value (amortized cost of $4,894,715 and $4,769,426, respectively)	4,717,619	4,579,564
Held-to-maturity, at amortized cost	45,032	45,032
Other investments	5,164	3,672
Total Investment Securities	4,767,815	4,628,268
Farmer Mac Guaranteed Securities:
Available-for-sale, at fair value (amortized cost of $8,159,474 and $8,019,495, respectively)	7,745,415	7,607,226
Held-to-maturity, at amortized cost	849,828	1,021,154
Total Farmer Mac Guaranteed Securities	8,595,243	8,628,380
USDA Securities:
Trading, at fair value	1,348	1,767
Held-to-maturity, at amortized cost	2,336,212	2,409,834
Total USDA Securities	2,337,560	2,411,601
Loans:
Loans held for investment, at amortized cost	9,129,176	9,008,979
Loans held for investment in consolidated trusts, at amortized cost	1,448,180	1,211,576
Allowance for losses	(16,748)	(15,089)
Total loans, net of allowance	10,560,608	10,205,466
Financial derivatives, at fair value	26,824	37,409
Accrued interest receivable (includes $15,737 and $12,514, respectively, related to consolidated trusts)	233,529	229,061
Guarantee and commitment fees receivable	46,181	47,151
Deferred tax asset, net	3,302	18,004
Prepaid expenses and other assets	214,413	266,768
Total Assets	$27,659,565	$27,333,110

Liabilities and Equity:
Liabilities:
Notes payable	$24,510,004	$24,469,113
Debt securities of consolidated trusts held by third parties	1,357,763	1,181,948
Financial derivatives, at fair value	188,652	175,326
Accrued interest payable (includes $8,556 and $8,081, respectively, related to consolidated trusts)	143,977	117,887
Guarantee and commitment obligation	45,873	46,582
Accounts payable and accrued expenses	65,036	68,863
Reserve for losses	1,705	1,433
Total Liabilities	26,313,010	26,061,152
Commitments and Contingencies (Note 6)
Equity:
Preferred stock:
Series C, par value $25 per share, 3,000,000 shares authorized, issued and outstanding	73,382	73,382
Series D, par value $25 per share, 4,000,000 shares authorized, issued and outstanding	96,659	96,659
Series E, par value $25 per share, 3,180,000 shares authorized, issued and outstanding	77,003	77,003
Series F, par value $25 per share, 4,800,000 shares authorized, issued and outstanding	116,160	116,160
Series G, par value $25 per share, 5,000,000 shares authorized, issued and outstanding	121,327	121,327
Common stock:
Class A Voting, $1 par value, no maximum authorization, 1,030,780 shares outstanding	1,031	1,031
Class B Voting, $1 par value, no maximum authorization, 500,301 shares outstanding	500	500
Class C Non-Voting, $1 par value, no maximum authorization, 9,305,477 shares and 9,270,265 shares outstanding, respectively	9,305	9,270
Additional paid-in capital	130,147	128,939
Accumulated other comprehensive loss, net of tax	(34,351)	(50,843)
Retained earnings	755,392	698,530
Total Equity	1,346,555	1,271,958
Total Liabilities and Equity	$27,659,565	$27,333,110
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands, except per share amounts)
Interest income:
Investments and cash equivalents	$69,779	$11,200	$129,482	$16,916
Farmer Mac Guaranteed Securities and USDA Securities	144,761	51,616	281,298	94,536
Loans	129,292	76,632	248,324	143,879
Total interest income	343,832	139,448	659,104	255,331
Total interest expense	265,155	75,534	501,369	125,879
Net interest income	78,677	63,914	157,735	129,452
(Provision for)/release of losses	(1,073)	1,372	(1,620)	1,316
Net interest income after (provision for)/release of losses	77,604	65,286	156,115	130,768
Non-interest income/(expense):
Guarantee and commitment fees	3,489	3,213	7,422	6,908
Gains on financial derivatives	1,693	3,791	2,092	20,779
(Losses)/gains on trading securities	(9)	29	16	(34)
(Provision for)/release of reserve for losses	(69)	163	(272)	273
Other income	767	479	1,968	1,154
Non-interest income	5,871	7,675	11,226	29,080
Operating expenses:
Compensation and employee benefits	13,937	11,715	29,288	25,013
General and administrative	9,420	7,520	16,947	14,798
Regulatory fees	831	813	1,666	1,625
Operating expenses	24,188	20,048	47,901	41,436
Income before income taxes	59,287	52,913	119,440	118,412
Income tax expense	12,075	11,058	25,193	25,104
Net income	47,212	41,855	94,247	93,308
Preferred stock dividends	(6,791)	(6,792)	(13,582)	(13,583)
Net income attributable to common stockholders	$40,421	$35,063	$80,665	$79,725

Earnings per common share:
Basic earnings per common share	$3.73	$3.25	$7.46	$7.40
Diluted earnings per common share	$3.70	$3.23	$7.39	$7.33
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands
Net income	$47,212	$41,855	$94,247	$93,308
Other comprehensive income/(loss):
Net unrealized gains/(losses) on available-for-sale securities	23,334	(30,179)	23,992	(116,446)
Net changes in held-to-maturity securities	(321)	865	(1,103)	842
Net unrealized gains/(losses) on cash flow hedges	9,279	16,884	(2,013)	48,088
Other comprehensive income/(loss) before tax	32,292	(12,430)	20,876	(67,516)
Income tax (expense)/benefit related to other comprehensive income/(loss)	(6,781)	2,611	(4,384)	14,179
Other comprehensive income/(loss) net of tax	25,511	(9,819)	16,492	(53,337)
Comprehensive income	$72,723	$32,036	$110,739	$39,971
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	Earnings	Equity
	(in thousands)
Balance as of December 31, 2022	19,980	$484,531	10,801	$10,801	$128,939	$(50,843)	$698,530	$1,271,958
Net Income	—	—	—	—	—	—	47,035	47,035
Other comprehensive loss, net of tax	—	—	—	—	—	(9,019)	—	(9,019)
Cash dividends:
Preferred stock	—	—	—	—	—	—	(6,791)	(6,791)
Common stock (cash dividend of $1.10 per share)	—	—	—	—	—	—	(11,882)	(11,882)
Issuance of Class C Common Stock	—	—	19	19	51	—	—	70
Stock-based compensation cost	—	—	—	—	2,254	—	—	2,254
Other stock-based award activity	—	—	—	—	(1,240)	—	—	(1,240)
Balance as of March 31, 2023	19,980	$484,531	10,820	$10,820	$130,004	$(59,862)	$726,892	$1,292,385
Net Income	—	—	—	—	—	—	47,212	47,212
Other comprehensive income, net of tax	—	—	—	—	—	25,511	—	25,511
Cash dividends:
Preferred stock	—	—	—	—	—	—	(6,791)	(6,791)
Common stock (cash dividend of $1.10 per share)	—	—	—	—	—	—	(11,921)	(11,921)
Issuance of Class C Common Stock	—	—	16	16	54	—	—	70
Stock-based compensation cost	—	—	—	—	1,223	—	—	1,223
Other stock-based award activity	—	—	—	—	(1,134)	—	—	(1,134)
Balance as of June 30, 2023	19,980	$484,531	10,836	$10,836	$130,147	$(34,351)	$755,392	$1,346,555

Balance as of December 31, 2021	19,980	$484,531	10,766	$10,766	$125,993	$3,853	$588,557	$1,213,700
Net Income	—	—	—	—	—	—	51,453	51,453
Other comprehensive loss, net of tax	—	—	—	—	—	(43,518)	—	(43,518)
Cash dividends:
Preferred stock	—	—	—	—	—	—	(6,791)	(6,791)
Common stock (cash dividend of $0.95 per share)	—	—	—	—	—	—	(10,229)	(10,229)
Issuance of Class C Common Stock	—	—	22	22	46	—	—	68
Stock-based compensation cost	—	—	—	—	2,113	—	—	2,113
Other stock-based award activity	—	—	—	—	(1,049)	—	—	(1,049)
Balance as of March 31, 2022	19,980	$484,531	10,788	$10,788	$127,103	$(39,665)	$622,990	$1,205,747
Net Income	—	—	—	—	—	—	41,855	41,855
Other comprehensive loss, net of tax	—	—	—	—	—	(9,819)	—	(9,819)
Cash dividends:
Preferred stock	—	—	—	—	—	—	(6,792)	(6,792)
Common stock (cash dividend of $0.95 per share)	—	—	—	—	—	—	(10,256)	(10,256)
Issuance of Class C Common Stock	—	—	9	9	46	—	—	55
Stock-based compensation cost	—	—	—	—	862	—	—	862
Other stock-based award activity	—	—	—	—	(442)	—	—	(442)
Balance as of June 30, 2022	19,980	$484,531	10,797	$10,797	$127,569	$(49,484)	$647,797	$1,221,210
The accompanying notes are an integral part of these consolidated financial statements.

FEDERAL AGRICULTURAL MORTGAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Cash flows from operating activities:
Net income	$94,247	$93,308
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of deferred gains, premiums, and discounts on loans, investments, Farmer Mac Guaranteed Securities, and USDA Securities	(6,073)	2,819
Amortization of debt premiums, discounts, and issuance costs	13,514	5,655
Net change in fair value of trading securities, hedged assets, and financial derivatives	69,056	488,280
Total provision for/(release of) allowance for losses	1,892	(1,589)
Excess tax benefits related to stock-based awards	257	(64)
Deferred income taxes	10,318	3,816
Stock-based compensation expense	3,478	2,975
Proceeds from repayment of loans purchased as held for sale	18,114	17,381
Net change in:
Interest receivable	(10,549)	(1,700)
Guarantee and commitment fees receivable	261	214
Other assets	(8,627)	(89,106)
Accrued interest payable	26,090	11,569
Custodial deposit liability	(24,944)	(11,070)
Other liabilities	(7,371)	3,522
Net cash provided by operating activities	179,663	526,010
Cash flows from investing activities:
Purchases of available-for-sale investment securities	(857,168)	(1,439,695)
Purchases of other investment securities	(1,492)	(308)
Purchases of Farmer Mac Guaranteed Securities and USDA Securities	(1,636,111)	(3,061,500)
Purchases of loans held for investment	(1,045,498)	(1,466,667)
Proceeds from repayment of available-for-sale investment securities	856,133	917,618
Proceeds from repayment of Farmer Mac Guaranteed Securities and USDA Securities	1,739,248	2,867,305
Proceeds from repayment of loans purchased as held for investment	662,458	726,196
Proceeds from sale of loans previously classified as held for investment	—	9,000
Proceeds from sale of Farmer Mac Guaranteed Securities	—	25,928
Net cash used in investing activities	(282,430)	(1,422,123)
Cash flows from financing activities:
Proceeds from issuance of discount notes	22,223,928	27,110,295
Proceeds from issuance of medium-term notes	3,139,016	4,797,774
Proceeds from third parties from issuance of debt securities of consolidated trusts	222,188	—
Payments to redeem discount notes	(21,840,244)	(27,804,791)
Payments to redeem medium-term notes	(3,531,650)	(3,029,315)
Payments to third parties on debt securities of consolidated trusts	(57,763)	(141,769)
Proceeds from common stock issuance	105	92
Tax payments related to share-based awards	(2,340)	(1,460)
Dividends paid on common and preferred stock	(37,385)	(34,068)
Net cash provided by financing activities	115,855	896,758
Net change in cash and cash equivalents	13,088	645
Cash and cash equivalents at beginning of period	861,002	908,785
Cash and cash equivalents at end of period	$874,090	$909,430

Non-cash activity:
Loans securitized as Farmer Mac Guaranteed Securities	4,174	25,928
Loans held for investment transferred to consolidated trusts	281,027	—
Reclassification of defaulted loans from loans held for investment in consolidated trusts to loans held for investment	1,863	569
Capitalized interest	—	443
Matured securities receivable	(97,500)	—
Charge-off from the allowance for losses	—	84
Borrowers' payments not yet received from servicers	(22,468)	—
Purchases of securities - traded, not yet settled	20,262	—
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
Securities and Exchange Commission ("SEC"). These interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the financial position and the results of operations and cash flows of Farmer Mac and subsidiaries for the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements have been omitted as permitted by SEC rules and regulations. The December 31, 2022 consolidated balance sheet presented in this report has been derived from Farmer Mac's audited 2022 consolidated financial statements, as revised. Management believes that the disclosures are adequate to present fairly the consolidated financial statements as of the dates and for the periods presented. These interim unaudited consolidated financial statements should be read in conjunction with the 2022 consolidated financial statements of Farmer Mac and subsidiaries included in
Farmer Mac's Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023. Results for interim periods are not necessarily indicative of those that may be expected for the fiscal year. Presented below are Farmer Mac's significant accounting policies that contain updated information for the three and six months ended June 30, 2023.

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

Table 1.1

	Consolidation of Variable Interest Entities
	As of June 30, 2023
	Agricultural Finance	Treasury	Total
	(in thousands)
On-Balance Sheet:
Consolidated VIEs:
Loans held for investment in consolidated trusts, at amortized cost	$1,448,180	$—	$1,448,180
Debt securities of consolidated trusts held by third parties (1)(2)	1,357,763	—	1,357,763
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Carrying value	36,943	—	36,943
Maximum exposure to loss (3)	39,052	—	39,052
Investment securities:
Carrying value (4)	—	3,491,306	3,491,306
Maximum exposure to loss (3) (4)	—	3,704,038	3,704,038
Off-Balance Sheet:
Unconsolidated VIEs:
Farmer Mac Guaranteed Securities:
Maximum exposure to loss (3) (5)	481,397	—	481,397
(1)Includes borrower remittances of $0.9 million. The borrower remittances had not been passed through to third-party investors as of June 30, 2023.
(2)Includes $91.2 million in unamortized discount related to structured securitization transactions.
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

(a)Earnings Per Common Share

Basic earnings per common share ("EPS") is based on the daily weighted-average number of shares of common stock outstanding. Diluted earnings per common share is based on the daily weighted-average number of shares of common stock outstanding adjusted to include all potentially dilutive stock appreciation rights ("SARs") and unvested restricted stock awards. The following schedule reconciles basic and diluted EPS for the three and six months ended June 30, 2023 and 2022:

Table 1.2

	For the Three Months Ended
	June 30, 2023			June 30, 2022
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$40,421	10,833	$3.73	$35,063	10,796	$3.25
Effect of dilutive securities(1)
SARs and restricted stock	—	83	(0.03)	—	68	(0.02)
Diluted EPS	$40,421	10,916	$3.70	$35,063	10,864	$3.23
(1)For the three months ended June 30, 2023 and 2022, SARs and restricted stock of 34,500 and 42,922 respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the three months ended June 30, 2023 and 2022, contingent shares of unvested restricted stock of 32,282 and 18,535 respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.

	For the Six Months Ended
	June 30, 2023			June 30, 2022
	Net Income	Weighted-Average Shares	$ per Share	Net Income	Weighted-Average Shares	$ per Share
	(in thousands, except per share amounts)
Basic EPS
Net income attributable to common stockholders	$80,665	10,817	$7.46	$79,725	10,782	$7.40
Effect of dilutive securities(1)
SARs and restricted stock	—	100	(0.07)	—	94	(0.07)
Diluted EPS	$80,665	10,917	$7.39	$79,725	10,876	$7.33
(1)For the six months ended June 30, 2023 and 2022, SARs and restricted stock of 48,605 and 46,464 respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because they were anti-dilutive. For the six months ended June 30, 2023 and 2022, contingent shares of unvested restricted stock of 32,282 and 18,535 respectively, were outstanding but not included in the computation of diluted earnings per share of common stock because performance conditions had not yet been met.

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

The following table presents the changes in accumulated other comprehensive income ("AOCI"), net of tax, by component for the three and six months ended June 30, 2023 and 2022.

Table 1.3

	As of June 30, 2023				As of June 30, 2022
	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total	Available-for-Sale Securities	Held-to-Maturity Securities	Cash Flow Hedges	Total
	(in thousands)
For the Three Months Ended:
Beginning Balance	$(115,041)	$15,739	$39,440	$(59,862)	$(75,083)	$16,134	$19,284	$(39,665)
Other comprehensive income/(loss) before reclassifications	18,438	—	11,352	29,790	(23,839)	—	12,426	(11,413)
Amounts reclassified from AOCI	(4)	(253)	(4,022)	(4,279)	(2)	684	912	1,594
Net comprehensive income/(loss)	18,434	(253)	7,330	25,511	(23,841)	684	13,338	(9,819)
Ending Balance	$(96,607)	$15,486	$46,770	$(34,351)	$(98,924)	$16,818	$32,622	$(49,484)

For the Six Months Ended:
Beginning Balance	$(115,561)	$16,357	$48,361	$(50,843)	$(6,932)	$16,153	$(5,368)	$3,853
Other comprehensive income/(loss) before reclassifications	18,963	—	5,900	24,863	(91,986)	—	35,489	(56,497)
Amounts reclassified from AOCI	(9)	(871)	(7,491)	(8,371)	(6)	665	2,501	3,160
Net comprehensive income/(loss)	18,954	(871)	(1,591)	16,492	(91,992)	665	37,990	(53,337)
Ending Balance	$(96,607)	$15,486	$46,770	$(34,351)	$(98,924)	$16,818	$32,622	$(49,484)

The following table presents other comprehensive income activity, the impact on net income of amounts reclassified from each component of AOCI, and the related tax impact for the three and six months ended June 30, 2023 and 2022:

Table 1.4

	For the Three Months Ended
	June 30, 2023			June 30, 2022
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive income:
Available-for-sale-securities:
Unrealized holding gains/(losses) on available-for-sale securities	$23,339	$4,901	$18,438	$(30,176)	$(6,337)	$(23,839)
Less reclassification adjustments included in:
Net interest income(1)	—	—	—	—	—	—
Other income(2)	(5)	(1)	(4)	(3)	(1)	(2)
Total	$23,334	$4,900	$18,434	$(30,179)	$(6,338)	$(23,841)
Held-to-maturity securities:
Less reclassification adjustments included in:
Net interest income(3)	(321)	(68)	(253)	865	181	684
Total	$(321)	$(68)	$(253)	$865	$181	$684
Cash flow hedges
Unrealized gains on cash flow hedges	$14,370	$3,018	$11,352	$15,729	$3,303	$12,426
Less reclassification adjustments included in:
Net interest income(4)	(5,091)	(1,069)	(4,022)	1,155	243	912
Total	$9,279	$1,949	$7,330	$16,884	$3,546	$13,338
Other comprehensive income/(loss)	$32,292	$6,781	$25,511	$(12,430)	$(2,611)	$(9,819)
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
(4)Relates to the recognition of unrealized gains and losses on cash flow hedges recorded in AOCI.

	For the Six Months Ended
	June 30, 2023			June 30, 2022
	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
	(in thousands)
Other comprehensive income:
Available-for-sale-securities:
Unrealized holding gains/(losses) on available-for-sale securities	$24,003	$5,040	$18,963	$(116,439)	$(24,453)	$(91,986)
Less reclassification adjustments included in:
Net interest income(1)	—	—	—	—	—	—
Other income(2)	(11)	(2)	(9)	(7)	(1)	(6)
Total	$23,992	$5,038	$18,954	$(116,446)	$(24,454)	$(91,992)
Held-to-maturity securities:
Less reclassification adjustments included in:
Net interest income(3)	(1,103)	(232)	(871)	842	177	665
Total	$(1,103)	$(232)	$(871)	$842	$177	$665
Cash flow hedges
Unrealized gains on cash flow hedges	$7,469	$1,569	$5,900	$44,922	$9,433	$35,489
Less reclassification adjustments included in:
Net interest income(4)	(9,482)	(1,991)	(7,491)	3,166	665	2,501
Total	$(2,013)	$(422)	$(1,591)	$48,088	$10,098	$37,990
Other comprehensive income/(loss)	$20,876	$4,384	$16,492	$(67,516)	$(14,179)	$(53,337)
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
During the period, Farmer Mac adopted optional expedients including those relating to qualifying hedging relationships and contract modification relief, and as of June 30, 2023, has no further variable-rate exposure to LIBOR. To date, these elections did not have a material effect on Farmer Mac's financial position, results of operations, or cash flows.

Farmer Mac does not expect to elect further expedients through the ending date of December 31, 2024.

ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848	The amendments in this Update deferred the sunset date in Topic 848 from December 31, 2022 to December 31, 2024.	December 21, 2022	Farmer Mac does not expect to elect further expedients through the ending date of December 31, 2024.
ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
The Update addresses and amends areas identified by the Financial Accounting Standards Board as part of its post-implementation review of the accounting standard that introduced the current expected credit losses (“CECL”) model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross write offs for financing receivables and net investment in leases by year of origination in the vintage disclosures.
		January 1, 2023	The adoption of this Update did not have a material effect on Farmer Mac's financial position, results of operations, or cash flows.
ASU 2022-01, Fair Value Hedging - Portfolio Layer Method	The Update introduces the portfolio layer method, which expands the current single-layer method to allow multiple hedged layers of a single closed portfolio under the method (previously named, last-of-layer method). Additionally, it expands the scope of the portfolio layer method to include non-prepayable assets, specifies eligible hedging instruments in a single-layer hedge, provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method, specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio, and provides that an entity may reclassify HTM debt securities identified within 30 days of the date of adoption to AFS if the entity applies portfolio layer method hedging to those debt securities.	January 1, 2023	Farmer Mac adopted this guidance as of January 1, 2023. Farmer Mac does not currently hedge interest rate risk for portfolios of financial assets, so adoption of this guidance had no effect on Farmer Mac's financial condition, results of operations, cash flows, or disclosures given current strategies.

(d) Reclassifications
Certain reclassifications of prior period information were made to conform to the current period presentation. The reclassifications of prior period information were not material to the consolidated financial statements.
2.INVESTMENT SECURITIES

The following tables set forth information about Farmer Mac's available-for-sale and held-to-maturity investment securities as of June 30, 2023 and December 31, 2022:

Table 2.1

	As of June 30, 2023
	Amount Outstanding	Unamortized Premium/(Discount)	Amortized Cost(1)	Allowance for losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,700	$—	$19,700	$(28)	$—	$(640)	$19,032
Floating rate Government/GSE guaranteed mortgage-backed securities	2,473,942	(1,348)	2,472,594	—	2,486	(32,470)	2,442,610
Fixed rate GSE guaranteed mortgage-backed securities	1,540,857	(45,223)	1,495,634	—	1,565	(136,415)	1,360,784
Floating rate U.S. Treasuries	50,000	(30)	49,970	—	28	—	49,998
Fixed rate U.S. Treasuries	863,760	(6,943)	856,817	—	—	(11,622)	845,195
Total available-for-sale	4,948,259	(53,544)	4,894,715	(28)	4,079	(181,147)	4,717,619
Held-to-maturity:
Floating rate Government/GSE guaranteed mortgage-backed securities(3)	45,032	—	45,032	—	237	—	45,269
Total held-to-maturity	$45,032	$—	$45,032	$—	$237	$—	$45,269
(1)Amounts presented exclude $12.2 million of accrued interest receivable on investment securities as of June 30, 2023.
(2)Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in the consolidated statement of operations as a provision for losses. Amount excludes unrealized losses relating to non-credit factors.
(3)The held-to-maturity investment securities had a weighted average yield of 6.3% as of June 30, 2023.

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

Farmer Mac did not sell any securities from its available-for-sale investment portfolio during the three and six months ended June 30, 2023 and 2022.

As of June 30, 2023 and December 31, 2022, unrealized losses on available-for-sale investment securities were as follows:

Table 2.2

	As of June 30, 2023
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,032	$(640)
Floating rate Government/GSE guaranteed mortgage-backed securities	686,887	(5,392)	1,307,943	(27,078)
Fixed rate Government/GSE guaranteed mortgage-backed securities	638,700	(24,472)	650,838	(111,943)
Fixed rate U.S. Treasuries	379,728	(3,300)	465,468	(8,322)
Total	$1,705,315	$(33,164)	$2,443,281	$(147,983)

Number of securities in loss position		83		151

	As of December 31, 2022
	Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,027	$(640)
Floating rate Government/GSE guaranteed mortgage-backed securities	1,884,146	(36,976)	193,964	(5,934)
Fixed rate Government/GSE guaranteed mortgage-backed securities	621,215	(56,434)	336,782	(74,403)
Fixed rate U.S. Treasuries	314,524	(2,842)	704,780	(17,303)
Total	$2,819,885	$(96,252)	$1,254,553	$(98,280)

Number of securities in loss position		174		51

The unrealized losses presented above are principally due to a general widening of market spreads and changes in the levels of interest rates from the dates of acquisition to June 30, 2023 and December 31, 2022, as applicable. The resulting decrease in fair values reflects an increase in the perceived risk by the financial markets related to those securities. As of both June 30, 2023 and December 31, 2022, all of the investment securities in an unrealized loss position either were backed by the full faith and credit of the U.S. government, a U.S. government sponsored enterprise, or had credit ratings of at least "AA+."

Securities in unrealized loss positions for 12 months or longer have a fair value as of June 30, 2023 that is, on average, approximately 94.3% of their amortized cost basis. Farmer Mac believes that all of these unrealized losses are recoverable within a reasonable period of time by way of maturity, changes in credit spread, and changes in levels of interest rates.

The amortized cost, fair value, and weighted-average yield of available-for-sale investment securities by remaining contractual maturity as of June 30, 2023 are set forth below. Asset-backed and mortgage-backed securities are included based on their final maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 2.3

	As of June 30, 2023
	Available-for-Sale Securities
	Amortized Cost	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$591,260	$583,923	0.52%
Due after one year through five years	858,917	845,415	4.39%
Due after five years through ten years	2,625,267	2,484,672	4.14%
Due after ten years	819,271	803,609	5.38%
Total	$4,894,715	$4,717,619	3.95%

3.FARMER MAC GUARANTEED SECURITIES AND USDA SECURITIES

The following tables set forth information about on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities as of June 30, 2023 and December 31, 2022:

Table 3.1

	As of June 30, 2023
	Unpaid Principal Balance	Unamortized Premium/(Discount)	Amortized Cost(1)	Allowance for losses(2)	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity:
AgVantage	$820,635	$(80)	$820,555	$(64)	$260	$(46,500)	$774,251
Farmer Mac Guaranteed USDA Securities	29,304	33	29,337	—	13	(786)	28,564
Total Farmer Mac Guaranteed Securities	849,939	(47)	849,892	(64)	273	(47,286)	802,815
USDA Securities	2,312,632	23,580	2,336,212	—	439	(274,339)	2,062,312
Total held-to-maturity	$3,162,571	$23,533	$3,186,104	$(64)	$712	$(321,625)	$2,865,127
Available-for-sale:
AgVantage	$8,149,002	$724	$8,149,726	$(507)	$1,778	$(413,187)	$7,737,810
Farmer Mac Guaranteed Securities(3)	—	9,748	9,748	—	—	(2,143)	7,605
Total available-for-sale	$8,149,002	$10,472	$8,159,474	$(507)	$1,778	$(415,330)	$7,745,415
Trading:
USDA Securities(4)	$1,350	$64	$1,414	$—	$—	$(66)	$1,348
(1)Amounts presented exclude $56.8 million, $33.6 million, and $33,000 of accrued interest receivable on available-for-sale, held-to-maturity, and trading securities, respectively, as of June 30, 2023.
(2)Represents the amount of impairment that has resulted from credit-related factors, and therefore was recognized in the statement of financial operations as a provision for losses. Amount excludes unrealized losses relating to non-credit factors.
(3)Fair value includes $7.6 million of an interest-only security with a notional amount of $243.2 million.
(4)The trading USDA securities had a weighted average yield of 5.51% as of June 30, 2023.

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

As of June 30, 2023 and December 31, 2022, unrealized losses on held-to-maturity and available-for-sale on-balance sheet Farmer Mac Guaranteed Securities and USDA Securities were as follows:

Table 3.2

	As of June 30, 2023
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$134,812	$(2,646)	$619,073	$(43,854)
Farmer Mac Guaranteed USDA Securities	1,272	(33)	8,635	(753)
USDA Securities	—	—	2,050,122	(274,339)
Total held-to-maturity	$136,084	$(2,679)	$2,677,830	$(318,946)

Available-for-sale:
AgVantage	$2,931,967	$(45,218)	$4,298,670	$(367,969)
Farmer Mac Guaranteed Securities	—	—	7,605	(2,143)
Total available-for-sale	$2,931,967	$(45,218)	$4,306,275	$(370,112)

	As of December 31, 2022
	Held-to-Maturity and Available-for-Sale Securities
	Unrealized loss position for less than 12 months		Unrealized loss position for more than 12 months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Held-to-maturity:
AgVantage	$548,634	$(11,455)	$382,358	$(42,643)
Farmer Mac Guaranteed USDA Securities	19,790	(856)	—	—
USDA Securities	2,086,108	(312,824)	—	—
Total held-to-maturity	$2,654,532	$(325,135)	$382,358	$(42,643)

Available-for-sale:
AgVantage	$4,642,096	$(267,886)	$1,548,551	$(143,123)
Farmer Mac Guaranteed Securities	7,847	(2,775)	—	—
Total available-for-sale	$4,649,943	$(270,661)	$1,548,551	$(143,123)

The unrealized losses presented above are principally due to changes in interest rates from the date of acquisition to June 30, 2023 and December 31, 2022, as applicable.

The credit exposure related to Farmer Mac's USDA Securities in the Agricultural Finance line of business is covered by the full faith and credit guarantee of the United States of America.

The unrealized losses from AgVantage securities were on 106 and 95 available-for-sale securities as of June 30, 2023 and December 31, 2022, respectively. There were 32 and 37 held-to-maturity AgVantage securities with an unrealized loss as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, 57 and 13 available-for-sale AgVantage securities, respectively, had been in a loss position for more than 12 months. As of June 30, 2023 and December 31, 2022, there were 22 and 4 held-to-maturity AgVantage securities, respectively, in a loss position for more than 12 months.

During the three and six months ended June 30, 2023 and 2022 Farmer Mac had no sales of AgVantage Farmer Mac Guaranteed Securities, USDA Farmer Mac Guaranteed Securities or USDA Trading Securities and, therefore, Farmer Mac realized no gains or losses.

The amortized cost, fair value, and weighted-average yield of available-for-sale and held-to-maturity Farmer Mac Guaranteed Securities and USDA Securities by remaining contractual maturity as of June 30, 2023 are set forth below. The balances presented are based on their contractual maturities, although the actual maturities may differ due to prepayments of the underlying assets.

Table 3.3

	As of June 30, 2023
	Available-for-Sale Securities
	Amortized Cost(1)	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$1,704,120	$1,694,039	5.02%
Due after one year through five years	3,553,450	3,399,931	3.80%
Due after five years through ten years	1,203,613	1,112,712	3.68%
Due after ten years	1,698,291	1,538,733	4.43%
Total	$8,159,474	$7,745,415	4.16%
(1)Amounts presented exclude $56.8 million of accrued interest receivable.

	As of June 30, 2023
	Held-to-Maturity Securities
	Amortized Cost(1)	Fair Value	Weighted- Average Yield
	(dollars in thousands)
Due within one year	$288,106	$282,871	2.77%
Due after one year through five years	570,623	523,236	2.20%
Due after five years through ten years	298,239	266,808	3.42%
Due after ten years	2,029,136	1,792,212	3.39%
Total	$3,186,104	$2,865,127	3.10%
(1)Amounts presented exclude $33.6 million of accrued interest receivable.

4.FINANCIAL DERIVATIVES

Farmer Mac enters into financial derivative transactions to protect against risk from the effects of market price, or interest rate movements, on the value of certain assets, future cash flows, or debt issuance, and not for trading or speculative purposes. Certain financial derivatives are designated as fair value hedges of fixed rate assets, classified as available-for-sale, to protect against fair value changes in the assets related to changes in a benchmark interest rate (e.g., SOFR). Certain other financial derivatives are designated as cash flow hedges to mitigate the volatility of future interest rate payments on floating rate debt. Certain financial derivatives are not designated in hedge accounting relationships.

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

The following tables summarize information related to Farmer Mac's financial derivatives on a gross basis without giving consideration to master netting arrangements. The table below includes accrued interest on cleared swaps, but excludes $9.4 million and $6.1 million of accrued interest receivable and $5.4 million and $3.6 million of accrued interest payable on uncleared swaps as of June 30, 2023 and December 31, 2022, respectively. The aforementioned accrued interest on uncleared swaps is included within Accrued Interest Receivable and Accrued Interest Payable on the consolidated balance sheets.
Table 4.1

	As of June 30, 2023
		Fair Value		Weighted- Average Pay Rate	Weighted- Average Receive Rate	Weighted- Average Forward Price	Weighted- Average Remaining Term (in years)
	Notional Amount	Asset	(Liability)
	(dollars in thousands)
Fair value hedges:
Interest rate swaps:
Receive fixed non-callable	$9,858,235	$2,520	$(14)	5.16%	2.50%		1.60
Pay fixed non-callable	8,704,710	61	(14,237)	2.36%	5.19%		10.23
Receive fixed callable	3,716,577	—	(176,165)	5.07%	2.77%		2.51
Cash flow hedges:
Interest rate swaps:
Pay fixed non-callable	570,000	25,782	(292)	1.93%	5.54%		4.71
No hedge designation:
Interest rate swaps:
Pay fixed non-callable	182,072	931	(82)	3.00%	5.27%		4.15
Receive fixed non-callable	785,198	78	(2)	5.09%	4.00%		0.62
Basis swaps	1,450,384	56	(535)	5.19%	5.18%		2.63
Treasury futures	11,300	71	—			112.89
Netting adjustments(1)		(2,675)	2,675
Total financial derivatives	$25,278,476	$26,824	$(188,652)
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

As of June 30, 2023, Farmer Mac expects to reclassify $16.6 million after-tax from accumulated other comprehensive income to earnings over the next twelve months related to cash flow hedges. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges after June 30, 2023. During the three and six months ended June 30, 2023 and 2022, there were no gains or losses from interest rate swaps designated as cash flow hedges reclassified to earnings because it was probable that the originally forecasted transactions would occur.

The following tables summarize the net income/(expense) recognized in the consolidated statements of operations related to derivatives for the three and six months ended June 30, 2023 and 2022:

Table 4.2

	For the Three Months Ended June 30, 2023
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Gains on financial derivatives
	(in thousands)
Total amounts presented in the consolidated statement of operations	$69,779	$144,761	$129,292	$(265,155)	$1,693	$80,370
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	8,452	34,999	15,754	(88,228)	—	(29,023)
Recognized on hedged items	7,898	45,722	15,848	(80,552)	—	(11,084)
Premium/discount amortization recognized on hedged items	508	—	—	(713)	—	(205)
Income/(expense) related to interest settlements on fair value hedging relationships	$16,858	$80,721	$31,602	$(169,493)	$—	$(40,312)

(Losses)/gains on fair value hedging relationships:
Recognized on derivatives	$30,824	$100,862	$46,762	$(81,098)	$—	$97,350
Recognized on hedged items	(31,969)	(101,921)	(49,381)	81,020	—	(102,251)
(Losses)/gains on fair value hedging relationships	$(1,145)	$(1,059)	$(2,619)	$(78)	$—	$(4,901)

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$5,091	$—	$5,091
Recognized on hedged items	—	—	—	(7,848)	—	(7,848)
Discount amortization recognized on hedged items	—	—	—	(14)	—	(14)
Expense recognized on cash flow hedges	$—	$—	$—	$(2,771)	$—	$(2,771)

Gains on financial derivatives not designated in hedging relationships:
Gains on interest rate swaps	$—	$—	$—	$—	$2,458	$2,458
Interest expense on interest rate swaps	—	—	—	—	(1,568)	(1,568)
Treasury futures	—	—	—	—	803	803
Gains on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$1,693	$1,693

	For the Three Months Ended June 30, 2022
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Gains on financial derivatives
		(in thousands)
Total amounts presented in the consolidated statement of operations:	$11,200	$51,616	$76,632	$(75,534)	$3,791	$67,705
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	(1,008)	(15,693)	(4,459)	4,648	—	(16,512)
Recognized on hedged items	3,219	34,431	13,669	(23,443)	—	27,876
Discount amortization recognized on hedged items	(343)	—	—	(484)	—	(827)
Income/(expense) related to interest settlements on fair value hedging relationships	$1,868	$18,738	$9,210	$(19,279)	$—	$10,537

Gains/(losses) on fair value hedging relationships:
Recognized on derivatives	$24,138	$148,182	$109,419	$(86,481)	$—	$195,258
Recognized on hedged items	(22,969)	(149,266)	(107,347)	84,873	—	(194,709)
Gains/(losses) on fair value hedging relationships	$1,169	$(1,084)	$2,072	$(1,608)	$—	$549

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$(1,155)	$—	$(1,155)
Recognized on hedged items	—	—	—	(1,821)	—	(1,821)
Discount amortization recognized on hedged items	—	—	—	(15)	—	(15)
Expense recognized on cash flow hedges	$—	$—	$—	$(2,991)	$—	$(2,991)

Gains on financial derivatives not designated in hedge relationships:
Gains on interest rate swaps	$—	$—	$—	$—	$4,284	$4,284
Interest expense on interest rate swaps	—	—	—	—	(1,955)	(1,955)
Treasury futures	—	—	—	—	1,462	1,462
Gains on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$3,791	$3,791

	For the Six Months Ended June 30, 2023
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Gains on financial derivatives
	(in thousands)
Total amounts presented in the consolidated statement of operations	$129,482	$281,298	$248,324	$(501,369)	$2,092	$159,827
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	15,001	63,909	28,933	(165,695)	—	(57,852)
Recognized on hedged items	14,859	87,693	31,056	(151,527)	—	(17,919)
Premium/discount amortization recognized on hedged items	776	—	—	(1,404)	—	(628)
Income/(expense) related to interest settlements on fair value hedging relationships	$30,636	$151,602	$59,989	$(318,626)	$—	$(76,399)

(Losses)/gains on fair value hedging relationships:
Recognized on derivatives	$3,671	$7,070	$(9,919)	$41,441	$—	$42,263
Recognized on hedged items	(4,541)	(8,625)	7,576	(41,679)	—	(47,269)
(Losses)/gains on fair value hedging relationships	$(870)	$(1,555)	$(2,343)	$(238)	$—	$(5,006)

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$9,482	$—	$9,482
Recognized on hedged items	—	—	—	(15,038)	—	(15,038)
Discount amortization recognized on hedged items	—	—	—	(27)	—	(27)
Expense recognized on cash flow hedges	$—	$—	$—	$(5,583)	$—	$(5,583)

Gains on financial derivatives not designated in hedging relationships:
Gains on interest rate swaps	$—	$—	$—	$—	$2,490	$2,490
Interest expense on interest rate swaps	—	—	—	—	(3,193)	(3,193)
Treasury futures	—	—	—	—	2,795	2,795
Gains on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$2,092	$2,092

	For the Six Months Ended June 30, 2022
	Net Income/(Expense) Recognized in Consolidated Statement of Operations on Derivatives
	Net Interest Income				Non-Interest Income	Total
	Interest Income Investments and Cash Equivalents	Interest Income Farmer Mac Guaranteed Securities and USDA Securities	Interest Income Loans	Total Interest Expense	Gains on financial derivatives
		(in thousands)
Total amounts presented in the consolidated statement of operations:	$16,916	$94,536	$143,879	$(125,879)	$20,779	$150,231
Income/(expense) related to interest settlements on fair value hedging relationships:
Recognized on derivatives	(2,492)	(37,337)	(11,405)	18,848	—	(32,386)
Recognized on hedged items	5,816	66,359	26,288	(41,599)	—	56,864
Discount amortization recognized on hedged items	(757)	—	—	(924)	—	(1,681)
Income/(expense) related to interest settlements on fair value hedging relationships	$2,567	$29,022	$14,883	$(23,675)	$—	$22,797

Gains/(losses) on fair value hedging relationships:
Recognized on derivatives	$57,562	$362,033	$241,351	$(323,494)	$—	$337,452
Recognized on hedged items	(55,694)	(359,914)	(236,953)	321,687	—	(330,874)
Gains/(losses) on fair value hedging relationships	$1,868	$2,119	$4,398	$(1,807)	$—	$6,578

Expense related to interest settlements on cash flow hedging relationships:
Interest settlements reclassified from AOCI into net income on derivatives	$—	$—	$—	$(3,166)	$—	$(3,166)
Recognized on hedged items	—	—	—	(2,608)	—	(2,608)
Discount amortization recognized on hedged items	—	—	—	(29)	—	(29)
Expense recognized on cash flow hedges	$—	$—	$—	$(5,803)	$—	$(5,803)

Gains on financial derivatives not designated in hedge relationships:
Gains on interest rate swaps	$—	$—	$—	$—	$5,901	$5,901
Interest expense on interest rate swaps	—	—	—	—	(2,883)	(2,883)
Treasury futures	—	—	—	—	17,761	17,761
Gains on financial derivatives not designated in hedge relationships	$—	$—	$—	$—	$20,779	$20,779

The following table shows the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships as of June 30, 2023 and December 31, 2022:

Table 4.3

	Hedged Items in Fair Value Relationship
	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments included in the Carrying Amount of the Hedged Assets/(Liabilities)
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
	(in thousands)
Investment securities, Available-for-Sale, at fair value	$1,130,332	$876,063	$(111,648)	$(107,107)
Farmer Mac Guaranteed Securities, Available-for-Sale, at fair value	5,029,633	4,814,784	(355,498)	(346,873)
Loans held for investment, at amortized cost	1,701,539	1,623,301	(319,702)	(327,278)
Notes Payable(1)	(12,939,984)	(12,151,382)	489,407	531,086
(1)Carrying amount represents amortized cost.

The following tables present the fair value of financial assets and liabilities, based on the terms of Farmer Mac's master netting arrangements as of June 30, 2023 and December 31, 2022:

Table 4.4

	June 30, 2023
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amount Recognized	Gross Amounts offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet(1)	Netting Adjustments	Financial instruments pledged	Cash Collateral(2)	Net Amount
	(in thousands)
Assets:
Uncleared derivatives	$25,896	$—	$25,896	$(25,826)	$—	$—	$70
Cleared derivatives	2,675	(2,675)	—	—	—	—	—
Total	$28,571	$(2,675)	$25,896	$(25,826)	$—	$—	$70

Liabilities:
Uncleared derivatives	$(149,087)	$—	$(149,087)	$25,826	$—	$120,415	$(2,846)
Cleared derivatives	(14,627)	2,675	(11,952)	—	220,611	—	208,659
Total	$(163,714)	$2,675	$(161,039)	$25,826	$220,611	$120,415	$205,813
(1)Amounts presented may not agree to the consolidated balance sheet related to counterparties not subject to master netting agreements.
(2)Cash collateral excludes $26.7 million of collateral posted related to counterparties not subject to master netting agreements.

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

Farmer Mac records posted cash as a reduction in the outstanding balance of cash and cash equivalents and an increase in the balance of prepaid expenses and other assets. Any investment securities posted as collateral are included in the investment securities balances on the consolidated balance sheets. If Farmer Mac had breached certain provisions of the derivative contracts as of June 30, 2023 or December 31, 2022, it could have been required to settle its obligations under the agreements, but would not have been required to post additional collateral. As of June 30, 2023 and December 31, 2022, there were no financial derivatives in a net payable position where Farmer Mac was required to pledge collateral which the counterparty had the right to sell or repledge.

Of Farmer Mac's $25.3 billion notional amount of interest rate swaps outstanding as of June 30, 2023, $20.2 billion were cleared through the swap clearinghouse, the Chicago Mercantile Exchange ("CME"). Of Farmer Mac's $23.9 billion notional amount of interest rate swaps outstanding as of December 31, 2022, $19.5 billion were cleared through the CME. During 2023 and throughout 2022, Farmer Mac continued the use of non-cleared basis swaps to prepare for the transition away from the use of LIBOR as a reference rate, which was completed as of the end of the quarter.

5.LOANS

Farmer Mac classifies loans as either held for investment or held for sale. Loans held for investment are recorded at the unpaid principal balance, net of unamortized premium or discount and other cost basis adjustments. Loans held for sale are reported at the lower of cost or fair value determined on a pooled basis. As of both June 30, 2023 and December 31, 2022, Farmer Mac had no loans held for sale.

Under the Agricultural Finance line of business, Farmer Mac has two segments – Farm & Ranch and Corporate AgFinance. The segments are characterized by similarities in risk attributes and the manner in which Farmer Mac monitors and assesses credit risk.

The following table includes loans held for investment and displays the composition of the loan balances as of June 30, 2023 and December 31, 2022:

Table 5.1

	As of June 30, 2023			As of December 31, 2022
	Unsecuritized	In Consolidated Trusts	Total	Unsecuritized	In Consolidated Trusts	Total
	(in thousands)
Agricultural Finance loans
Farm & Ranch	$4,952,272	$1,448,180	$6,400,452	$5,150,750	$1,211,576	$6,362,326
Corporate AgFinance	1,187,903	—	1,187,903	1,166,253	—	1,166,253
Total Agricultural Finance loans	6,140,175	1,448,180	7,588,355	6,317,003	1,211,576	7,528,579
Rural Infrastructure Finance loans	3,306,767	—	3,306,767	3,021,266	—	3,021,266
Total unpaid principal balance(1)	9,446,942	1,448,180	10,895,122	9,338,269	1,211,576	10,549,845
Unamortized premiums, discounts, fair value hedge basis adjustment, and other cost basis adjustments	(317,766)	—	(317,766)	(329,290)	—	(329,290)
Total loans	9,129,176	1,448,180	10,577,356	9,008,979	1,211,576	10,220,555
Allowance for losses	(16,200)	(548)	(16,748)	(14,629)	(460)	(15,089)
Total loans, net of allowance	$9,112,976	$1,447,632	$10,560,608	$8,994,350	$1,211,116	$10,205,466
(1)Unpaid principal balance is the basis of presentation in disclosures of outstanding balances for Farmer Mac's lines of business.

Allowance for Losses

The following table is a summary, by asset type, of the allowance for losses as of June 30, 2023 and December 31, 2022:

Table 5.2

	June 30, 2023	December 31, 2022
	Allowance for Losses	Allowance for Losses
	(in thousands)
Loans:
Agricultural Finance loans
Farm & Ranch	$3,935	$4,044
Corporate AgFinance	7,367	2,731
Total Agricultural Finance Loans	11,302	6,775
Rural Infrastructure Finance loans	5,446	8,314
Total	$16,748	$15,089

The following is a summary of the changes in the allowance for losses for the three and six months ended June 30, 2023 and 2022:

Table 5.3

	June 30, 2023				June 30, 2022
	Agricultural Finance loans			Rural Infrastructure Finance loans(3)	Agricultural Finance loans			Rural Infrastructure Finance loans(3)
	Farm & Ranch(1)	Corporate AgFinance(2)	Total		Farm & Ranch(1)	Corporate AgFinance(2)	Total
	(in thousands)
For the Three Months Ended
Beginning Balance	$3,933	$7,039	$10,972	$4,701	$2,875	$1,073	$3,948	$9,622
Provision for/(release of) losses	2	328	330	745	(610)	677	67	(1,234)
Charge-offs	—	—	—	—	—	—	—	—
Ending Balance	$3,935	$7,367	$11,302	$5,446	$2,265	$1,750	$4,015	$8,388

For the Six Months Ended
Beginning Balance	$4,044	$2,731	$6,775	$8,314	$2,882	$560	$3,442	$10,599
(Release of)/provision for losses	(109)	4,636	4,527	(2,868)	(533)	1,190	657	(2,211)
Charge-offs	—	—	—	—	(84)	—	(84)	—
Ending Balance	$3,935	$7,367	$11,302	$5,446	$2,265	$1,750	$4,015	$8,388
(1)As of June 30, 2023 and 2022, allowance for losses for Agricultural Finance Farm & Ranch loans includes $1.1 million and no allowance for collateral dependent assets secured by agricultural real estate, respectively.
(2)As of June 30, 2023 and 2022, allowance for losses for Agricultural Finance Corporate AgFinance loans includes $4.6 million and $1.2 million allowance for collateral dependent assets secured by agricultural real estate, respectively.
(3)As of both June 30, 2023 and 2022, allowance for losses for Rural Infrastructure Finance loans includes no allowance for collateral dependent assets.

The $0.7 million net provision to the allowance for the Rural Infrastructure Finance portfolio during the quarter ended June 30, 2023 was primarily attributable to increased telecommunications loan volume. The $0.3 million net provision to the allowance for the Agricultural Finance mortgage loan portfolio during the quarter ended June 30, 2023 was primarily attributable to increased storage and processing loan volume.

The $2.9 million net release from the allowance for the Rural Infrastructure Finance portfolio during the six months ended June 30, 2023 was primarily attributable to an updated estimate of expected losses based on newly available loss-given-default industry data. The $4.5 million net provision to the allowance for the Agricultural Finance mortgage loan portfolio during the six months ended June 30, 2023 was primarily attributable to declining valuation of a single agricultural storage and processing loan, due to its ongoing bankruptcy proceedings, and an updated estimate of expected losses based on additional availability of loss-given-default industry data. See Note 12 ("Subsequent Event") to the consolidated financial statements for more information about this loan based on events that occurred after June 30, 2023.

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

The following table presents the unpaid principal balances by delinquency status of Farmer Mac's loans and non-performing assets as of June 30, 2023 and December 31, 2022:

Table 5.4

	As of June 30, 2023
	Accruing
	Current	30-59 Days	60-89 Days	90 Days and Greater(2)	Total Past Due	Nonaccrual loans(3)(4)	Total Loans
	(in thousands)
Loans(1):
Agricultural Finance loans
Farm & Ranch	$6,329,423	$10,182	$1,853	$5,887	$17,922	$53,107	$6,400,452
Corporate AgFinance	1,173,307	—	—	—	—	14,596	1,187,903
Total Agricultural Finance loans	7,502,730	10,182	1,853	5,887	17,922	67,703	7,588,355
Rural Infrastructure Finance loans	3,306,767	—	—	—	—	—	3,306,767
Total	$10,809,497	$10,182	$1,853	$5,887	$17,922	$67,703	$10,895,122
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
(4)Includes $24.1 million of nonaccrual loans for which there was no associated allowance. During the three and six months ended June 30, 2023, Farmer Mac received $1.0 million and $1.5 million in interest on nonaccrual loans, respectively.

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

Credit Quality Indicators

The following tables present credit quality indicators related to Agricultural Finance mortgage loans and Rural Infrastructure Finance loans held as of June 30, 2023 and December 31, 2022, by year of origination:

Table 5.5

	As of June 30, 2023
	Year of Origination:
	2023	2022	2021	2020	2019	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance - Farm & Ranch loans(1):
Internally Assigned Risk Rating:
Acceptable	$242,874	$1,158,625	$1,669,627	$1,143,164	$328,246	$1,119,815	$362,794	$6,025,145
Special mention(2)	21,614	64,223	54,287	24,174	32,361	22,336	14,505	233,500
Substandard(3)	522	9,287	5,527	20,365	23,285	72,087	10,734	141,807
Total	$265,010	$1,232,135	$1,729,441	$1,187,703	$383,892	$1,214,238	$388,033	$6,400,452

For the Three Months Ended June 30, 2023:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

For the Six Months Ended June 30, 2023:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

	As of June 30, 2023
	Year of Origination:
	2023	2022	2021	2020	2019	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance - Corporate AgFinance(1):
Internally Assigned Risk Rating:
Acceptable	$88,300	$113,819	$284,134	$124,488	$107,044	$119,137	$262,218	$1,099,140
Special mention(2)	—	—	—	51,124	20,541	—	2,502	74,167
Substandard(3)	9,871	—	—	1,063	—	—	3,662	14,596
Total	$98,171	$113,819	$284,134	$176,675	$127,585	$119,137	$268,382	$1,187,903

For the Three Months Ended June 30, 2023:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

For the Six Months Ended June 30, 2023:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

	As of June 30, 2023
	Year of Origination:
	2023	2022	2021	2020	2019	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Rural Infrastructure Finance loans(1):
Internally Assigned Risk Rating:
Acceptable	$383,710	$732,146	$183,029	$610,440	$720,113	$632,462	$44,867	$3,306,767
Special mention(2)	—	—	—	—	—	—	—	—
Substandard(3)	—	—	—	—	—	—	—	—
Total	$383,710	$732,146	$183,029	$610,440	$720,113	$632,462	$44,867	$3,306,767

For the Three Months Ended June 30, 2023:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

For the Six Months Ended June 30, 2023:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

6.GUARANTEES AND COMMITMENTS

The following table presents the maximum principal amount of potential undiscounted future payments that Farmer Mac could be required to make under all off-balance sheet Farmer Mac Guaranteed Securities as of June 30, 2023 and December 31, 2022, not including offsets provided by any recourse provisions, recoveries from third parties, or collateral for the underlying loans:

Table 6.1

Outstanding Balance of Off-Balance Sheet Farmer Mac Guaranteed Securities
	As of June 30, 2023	As of December 31, 2022
	(in thousands)
Agricultural Finance
Farmer Mac Guaranteed Securities	$481,397	$500,953
Rural Infrastructure Finance
Farmer Mac Guaranteed Securities	1,098	1,169
Total off-balance sheet Farmer Mac Guaranteed Securities	$482,495	$502,122

Eligible loans and other eligible assets may be placed into trusts that are used as vehicles for the securitization of the transferred assets and the Farmer Mac-guaranteed beneficial interests in the trusts are sold to investors.

The following table summarizes the significant cash flows received from and paid to trusts used for Farmer Mac securitizations:

Table 6.2

	For the Six Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Proceeds from new securitizations	$222,188	$25,928
Guarantee fees received	933	1,074

Farmer Mac presents a liability for its obligation to stand ready under its guarantee in "Guarantee and commitment obligation" on the consolidated balance sheets. The following table presents the liability and the weighted-average remaining maturity of all loans underlying off-balance sheet Farmer Mac Guaranteed Securities:

Table 6.3

	As of June 30, 2023	As of December 31, 2022
(dollars in thousands)
Guarantee and commitment obligation	$6,200	$6,461
Weighted average remaining maturity:
Farmer Mac Guaranteed Securities	21.2 years	21.4 years
AgVantage Securities	1.5 years	2.0 years

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

Table 6.4

	As of June 30, 2023	As of December 31, 2022
	(dollars in thousands)
Guarantee and commitment obligation(1)	$39,672	$40,121
Maximum principal amount	3,450,164	3,423,155
Weighted-average remaining maturity	14.8 years	15.3 years
(1) Relates to LTSPCs issued or modified on or after January 1, 2003.

Reserve for Losses - LTSPCs and Farmer Mac Guaranteed Securities

The following table is a summary, by asset type, of the reserve for losses as of June 30, 2023 and December 31, 2022:

Table 6.5

	June 30, 2023	December 31, 2022
	Reserve for Losses	Reserve for Losses
	(in thousands)
Agricultural Finance	$1,471	$819
Rural Infrastructure Finance	234	614
Total	$1,705	$1,433

The following is a summary of the changes in the reserve for losses for the three and six month periods ended June 30, 2023 and 2022:

Table 6.6

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	Reserve for Losses	Reserve for Losses	Reserve for Losses	Reserve for Losses
	(in thousands)		(in thousands)
Agricultural Finance
Beginning Balance	$1,396	$993	$819	$1,068
Provision for/(release of )losses	75	(111)	652	(186)
Ending Balance	$1,471	$882	$1,471	$882

Rural Infrastructure Finance
Beginning Balance	$240	$847	$614	$882
Release of losses	(6)	(52)	(380)	(87)
Ending Balance	$234	$795	$234	$795

The provision for the reserve for losses in the Agricultural Finance LTSPC portfolio recorded during the six months ended June 30, 2023 was primarily due to an updated estimate of expected losses based on additional available loss-given-default industry data. The release from the reserve for losses in the Rural Infrastructure Finance LTSPC portfolio recorded during the six months ended June 30, 2023 was primarily due to an updated estimate of expected losses based on additional available loss-given-default industry data.

The release from the reserve for losses in both the Agricultural Finance and Rural Infrastructure Finance
LTSPC and Farmer Mac Guaranteed portfolios recorded during the three and six months ended June 30, 2022 was primarily due to improvements in risk ratings in those portfolios.

The following table presents the unpaid principal balances by delinquency status of Agricultural Finance and Rural Infrastructure loans underlying LTSPCs and Farmer Mac Guaranteed Securities as of June 30, 2023 and December 31, 2022:

Table 6.7

	As of June 30, 2023
	Current	30-59 Days	60-89 Days	90 Days and Greater(1)	Total Past Due	Total Loans
	(in thousands)
Agricultural Finance:	$3,227,645	$5,630	$—	$4,570	$10,200	$3,237,845
Rural Infrastructure Finance:	490,414	—	—	—	—	490,414
Total	$3,718,059	$5,630	$—	$4,570	$10,200	$3,728,259
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

Credit Quality Indicators

The following tables present credit quality indicators related to Agricultural Finance and Rural Infrastructure loans underlying LTSPCs and Farmer Mac Guaranteed Securities as of June 30, 2023 and December 31, 2022, by year of origination:

Table 6.8

	As of June 30, 2023
	Year of Origination:
	2023	2022	2021	2020	2019	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Agricultural Finance:
Internally Assigned Risk Rating:
Acceptable	$80,415	$225,112	$488,832	$531,946	$250,650	$1,238,946	$333,072	$3,148,973
Special mention(1)	7,790	73	1,300	881	—	38,400	2,200	50,644
Substandard(2)	—	—	—	154	997	32,874	4,203	38,228
Total	$88,205	$225,185	$490,132	$532,981	$251,647	$1,310,220	$339,475	$3,237,845

For the Three Months Ended June 30, 2023:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

For the Six Months Ended June 30, 2023:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
(1)Assets in the "Special mention" category generally have potential weaknesses due to performance issues but are currently considered to be adequately secured.
(2)Substandard assets have a well-defined weakness or weaknesses and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected.

	As of June 30, 2023
	Year of Origination:
	2023	2022	2021	2020	2019	Prior	Revolving Loans - Amortized Cost Basis	Total
	(in thousands)
Rural Infrastructure Finance:
Internally Assigned Risk Rating:
Acceptable	$—	$—	$—	$—	$—	$433,896	$56,518	$490,414
Special mention(1)	—	—	—	—	—	—	—	—
Substandard(2)	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$433,896	$56,518	$490,414

For the Three Months Ended June 30, 2023:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

For the Six Months Ended June 30, 2023:
Current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
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

The following tables set forth information related to Farmer Mac's borrowings as of June 30, 2023 and December 31, 2022:

Table 7.1

	June 30, 2023
	Outstanding as of June 30		Average Outstanding During the Quarter
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$954,611	4.91%	$802,684	4.67%
Medium-term notes	1,921,890	4.21%	2,371,610	3.86%
Current portion of medium-term notes	5,454,397	2.05%
Total due within one year	$8,330,898	2.87%
Due after one year:
Medium-term notes due in:
Two years	$4,377,382	2.58%
Three years	3,346,872	2.00%
Four years	3,109,837	2.18%
Five years	2,096,324	3.81%
Thereafter	3,738,098	2.73%
Total due after one year	$16,668,513	2.58%
Total principal net of discounts	$24,999,411	2.68%
Hedging adjustments	(489,407)
Total	$24,510,004

	December 31, 2022
	Outstanding as of December 31		Average Outstanding During the Year
	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
	(dollars in thousands)
Due within one year:
Discount notes	$565,578	3.91%	$1,325,026	0.96%
Medium-term notes	2,547,733	3.54%	1,442,932	2.11%
Current portion of medium-term notes	4,920,864	1.49%
Total due within one year	$8,034,175	2.31%
Due after one year:
Medium-term notes due in:
Two years	$4,072,740	1.71%
Three years	3,506,480	2.10%
Four years	2,967,625	1.44%
Five years	2,361,197	3.12%
Thereafter	4,057,982	2.60%
Total due after one year	$16,966,024	2.15%
Total principal net of discounts	$25,000,199	2.20%
Hedging adjustments	(531,086)
Total	$24,469,113

The maximum amount of Farmer Mac's discount notes outstanding at any month end during the six months ended June 30, 2023 and 2022 was $1.0 billion and $2.2 billion, respectively.

Callable medium-term notes give Farmer Mac the option to redeem the debt at par value on a specified call date or at any time on or after a specified call date. The following table summarizes by maturity date the amounts and costs for Farmer Mac debt callable in 2023 as of June 30, 2023:

Table 7.2

Debt Callable in 2023 as of June 30, 2023, by Maturity
	Amount	Weighted-Average Rate
	(dollars in thousands)
Maturity:
2024	$1,038,243	3.61%
2025	771,937	2.10%
2026	1,184,809	1.46%
2027	650,076	2.30%
Thereafter	1,698,156	2.21%
Total	$5,343,221	2.31%

The following schedule summarizes the earliest interest rate reset date, or debt maturities, of total borrowings outstanding as of June 30, 2023, including callable and non-callable medium-term notes, assuming callable notes are redeemed at the initial call date:

Table 7.3

	Earliest Interest Rate Reset Date, or Debt Maturities, of Borrowings Outstanding
	Amount	Weighted-Average Rate
	(dollars in thousands)
Debt with interest rate resets, or debt maturities in:
2023	$6,635,570	3.56%
2024	5,058,851	2.38%
2025	3,817,242	2.32%
2026	3,133,807	1.61%
2027	2,433,415	3.06%
Thereafter	3,920,526	2.51%
Total principal net of discounts	$24,999,411	2.68%

During the six months ended June 30, 2023 and 2022, Farmer Mac called none and $26.0 million of callable medium-term notes, respectively.

Authority to Borrow from the U.S. Treasury

Farmer Mac's statutory charter authorizes it, upon satisfying certain conditions, to borrow up to $1.5 billion from the U.S. Treasury through the issuance of debt obligations to the U.S. Treasury. Any funds borrowed from the U.S. Treasury may be used solely to fulfill Farmer Mac's guarantee obligations. Any debt obligations issued by Farmer Mac under this authority would bear interest at a rate determined by the U.S. Treasury, taking into consideration the average rate on outstanding marketable obligations of the United States as of the last day of the last calendar month ending before the date of the purchase of the obligations from Farmer Mac. The charter requires Farmer Mac to repurchase any of its debt obligations held by the U.S. Treasury within a reasonable time. As of June 30, 2023, Farmer Mac had not used this borrowing authority.

Gains on Repurchases of Outstanding Debt

No outstanding debt repurchases were made in the six months ended June 30, 2023 and 2022.

8.EQUITY

Common Stock

During first and second quarter 2023, Farmer Mac paid a quarterly dividend of $1.10 per share on all classes of its common stock. For each quarter in 2022, Farmer Mac paid a quarterly dividend of $0.95 per share on all classes of its common stock.

Farmer Mac's board of directors approved a share repurchase program during third quarter 2015 authorizing Farmer Mac to repurchase up to $25.0 million of its outstanding Class C non-voting common stock. The share repurchase program, last modified on March 14, 2019, authorized Farmer Mac to repurchase up to $10.0 million of Farmer Mac's outstanding Class C non-voting common stock. During first quarter 2020, Farmer Mac repurchased approximately 4,000 shares of Class C non-voting common stock at a cost of approximately $0.2 million. Shortly after these repurchases were completed, Farmer Mac indefinitely suspended its share repurchase program in an effort to preserve capital and liquidity in view of market volatility and uncertainty caused by the COVID-19 pandemic. In March 2021, Farmer Mac's board of directors reinstated the share repurchase program on its previous terms (with a remaining authorization of up to $9.8 million in stock repurchases) and extended the expiration date of the program to March 2023. Farmer Mac did not repurchase any shares of its Class C non-voting common stock during that two-year period. In February 2023, Farmer Mac's board of directors renewed the share repurchase program on its previous terms (with a remaining authorization of up to $9.8 million in stock repurchases) and extended the expiration date of the program to February 2025. Farmer Mac did not repurchase any shares of its Class C non-voting common stock during second quarter 2023. As of June 30, 2023, Farmer Mac had repurchased approximately 673,000 shares of Class C non-voting common stock at a cost of approximately $19.8 million under the share repurchase program since 2015.

Capital Requirements

Farmer Mac is required to comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of both June 30, 2023 and December 31, 2022, the minimum capital requirement was greater than the risk-based capital requirement. Farmer Mac's ability to declare and pay dividends could be restricted if it fails to comply with applicable capital requirements.

As of June 30, 2023, Farmer Mac's minimum capital requirement was $814.7 million and its core capital level was $1.4 billion, which was $566.2 million above the minimum capital requirement as of that date. As of December 31, 2022, Farmer Mac's minimum capital requirement was $805.9 million and its core capital level was $1.3 billion, which was $516.9 million above the minimum capital requirement as of that date.

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

9.FAIR VALUE DISCLOSURES

Fair Value Classification and Transfers

The following tables present information about Farmer Mac's assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, respectively, and indicate the fair value hierarchy of the valuation techniques used by Farmer Mac to determine such fair value:

Table 9.1

Assets and Liabilities Measured at Fair Value as of June 30, 2023
	Level 1	Level 2	Level 3(1)	Total
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$—	$—	$19,032	$19,032
Floating rate Government/GSE guaranteed mortgage-backed securities	—	2,442,610	—	2,442,610
Fixed rate GSE guaranteed mortgage-backed securities	—	1,360,784	—	1,360,784
Floating rate U.S. Treasuries	49,998	—	—	49,998
Fixed rate U.S. Treasuries	845,195	—	—	845,195
Total Available-for-sale Investment Securities	895,193	3,803,394	19,032	4,717,619
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	—	—	7,737,810	7,737,810
Farmer Mac Guaranteed Securities	—	—	7,605	7,605
Total Farmer Mac Guaranteed Securities	—	—	7,745,415	7,745,415
USDA Securities:
Trading	—	—	1,348	1,348
Total USDA Securities	—	—	1,348	1,348
Financial derivatives	71	26,753	—	26,824
Guarantee Asset	—	—	4,331	4,331
Total Assets at fair value	$895,264	$3,830,147	$7,770,126	$12,495,537
Liabilities:
Financial derivatives	$—	$188,652	$—	$188,652
Total Liabilities at fair value	$—	$188,652	$—	$188,652
(1) Level 3 assets represent 28% of total assets and 61% of financial instruments measured at fair value.

Assets and Liabilities Measured at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3(1)	Total
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

There were no material assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2023 or December 31, 2022.

Transfers in and/or out of the different levels within the fair value hierarchy are based on the fair values of the assets and liabilities as of the beginning of the reporting period. During the six months ended June 30, 2023 and 2022, there were no transfers within the fair value hierarchy.

The following tables present additional information about assets and liabilities measured at fair value on a recurring basis for which Farmer Mac has used significant unobservable inputs to determine fair value. Net transfers in and/or out of Level 3 are based on the fair values of the assets and liabilities as of the beginning of the reporting period. There were no liabilities measured at fair value using significant unobservable inputs during the three and six months ended June 30, 2023 and 2022.

Table 9.2

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended June 30, 2023
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized losses included in Income	Unrealized gains included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,031	$—	$—	$1	$—	$—	$19,032
Total available-for-sale	19,031	—	—	1	—	—	19,032
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	8,217,420	852,000	(1,257,413)	8	(101,872)	27,667	7,737,810
Farmer Mac Guaranteed Securities	8,034	—	(441)	—	—	12	7,605
Total available-for-sale	8,225,454	852,000	(1,257,854)	8	(101,872)	27,679	7,745,415
USDA Securities:
Trading	1,405	—	(48)	—	(9)	—	1,348
Total USDA Securities	1,405	—	(48)	—	(9)	—	1,348
Guarantee and commitment obligations:
Guarantee Asset	4,570	—	(191)	—	(48)	—	4,331
Total Guarantee and commitment obligations	4,570	—	(191)	—	(48)	—	4,331
Total Assets at fair value	$8,250,460	$852,000	$(1,258,093)	$9	$(101,929)	$27,679	$7,770,126

Level 3 Assets and Liabilities Measured at Fair Value for the Three Months Ended June 30, 2022
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized (losses)/gains included in Income	Unrealized gains/(losses) included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$18,961	$—	$—	$1	$—	$99	$19,061
Total available-for-sale	18,961	—	—	1	—	99	19,061
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	6,589,224	520,000	(513,342)	84	(149,205)	(6,365)	6,440,396
Farmer Mac Guaranteed Securities	11,022	—	(358)	—	—	(848)	9,816
Total available-for-sale	6,600,246	520,000	(513,700)	84	(149,205)	(7,213)	6,450,212
USDA Securities:
Trading	3,386	—	(1,140)	—	29	—	2,275
Total USDA Securities	3,386	—	(1,140)	—	29	—	2,275
Guarantee and commitment obligations:
Guarantee Asset	6,138	—	(188)	—	(314)	—	5,636
Total Guarantee and commitment obligations	6,138	—	(188)	—	(314)	—	5,636
Total Assets at fair value	$6,628,731	$520,000	$(515,028)	$85	$(149,490)	$(7,114)	$6,477,184

Level 3 Assets and Liabilities Measured at Fair Value for the Six Months Ended June 30, 2023
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized (losses)/gains included in Income	Unrealized gains included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,027	$—	$—	$5	$—	$—	$19,032
Total available-for-sale	19,027	—	—	5	—	—	19,032
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	7,599,379	1,539,650	(1,398,799)	40	(8,530)	6,070	7,737,810
Farmer Mac Guaranteed Securities	7,847	—	(874)	—	—	632	7,605
Total available-for-sale	7,607,226	1,539,650	(1,399,673)	40	(8,530)	6,702	7,745,415
USDA Securities:
Trading	1,767	—	(435)	—	16	—	1,348
Total USDA Securities	1,767	—	(435)	—	16	—	1,348
Guarantee and commitment obligations:
Guarantee Asset	4,467	—	(422)	—	286	—	4,331
Total Guarantee and commitment obligations	4,467	—	(422)	—	286	—	4,331
Total Assets at fair value	$7,632,487	$1,539,650	$(1,400,530)	$45	$(8,228)	$6,702	$7,770,126

Level 3 Assets and Liabilities Measured at Fair Value for the Six Months Ended June 30, 2022
	Beginning Balance	Purchases	Settlements	Allowance for Losses	Realized and unrealized losses included in Income	Unrealized losses included in Other Comprehensive Income	Ending Balance
	(in thousands)
Recurring:
Assets:
Investment Securities:
Available-for-sale:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,254	$—	$—	$3	$—	$(196)	$19,061
Total available-for-sale	19,254	—	—	3	—	(196)	19,061
Farmer Mac Guaranteed Securities:
Available-for-sale:
AgVantage	6,316,145	1,352,750	(808,626)	(334)	(359,792)	(59,747)	6,440,396
Farmer Mac Guaranteed Securities	12,414	—	(737)	—	—	(1,861)	9,816
Total available-for-sale	6,328,559	1,352,750	(809,363)	(334)	(359,792)	(61,608)	6,450,212
USDA Securities:
Trading	4,401	—	(2,092)	—	(34)	—	2,275
Total USDA Securities	4,401	—	(2,092)	—	(34)	—	2,275
Guarantee and commitment obligations:
Guarantee Asset	6,237	—	(443)	—	(158)	—	5,636
Total Guarantee and commitment obligations	6,237	—	(443)	—	(158)	—	5,636
Total Assets at fair value	$6,358,451	$1,352,750	$(811,898)	$(331)	$(359,984)	$(61,804)	$6,477,184

The following tables present additional information about the significant unobservable inputs, such as discount rates and constant prepayment rates ("CPR"), used in the fair value measurements categorized in Level 3 of the fair value hierarchy as of June 30, 2023 and December 31, 2022:

Table 9.3

	As of June 30, 2023
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,032	Indicative bids	Range of broker quotes	96.8% - 96.8% (96.8%)
Farmer Mac Guaranteed Securities:
AgVantage	$7,737,810	Discounted cash flow	Discount rate	4.9% - 6.9% (5.5%)
Farmer Mac Guaranteed Securities	$7,605	Discounted cash flow	Discount rate	4.9% - 5.4% (5.2%)
			CPR	8%

USDA Securities	$1,348	Discounted cash flow	Discount rate	5.6% - 5.9% (5.6%)
			CPR	12% - 13% (13%)

Guarantee Asset	$4,331	Discounted cash flow	Discount rate	5.5% - 6.0% (5.7%)
			CPR	8%

	As of December 31, 2022
Financial Instruments	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)
	(in thousands)
Assets:
Investment securities:
Floating rate auction-rate certificates backed by Government guaranteed student loans	$19,027	Indicative bids	Range of broker quotes	96.8% - 96.8% (96.8%)
Farmer Mac Guaranteed Securities:
AgVantage	$7,599,379	Discounted cash flow	Discount rate	4.7% - 6.1% (5.1%)
Farmer Mac Guaranteed Securities	$7,847	Discounted cash flow	Discount rate	4.8% - 5.3% (5.1%)
			CPR	8%

USDA Securities	$1,767	Discounted cash flow	Discount rate	5.1% - 5.7% (5.3%)
			CPR	19% - 27% (25%)

Guarantee Asset	$4,467	Discounted cash flow	Discount rate	5.4% - 5.9% (5.7%)
			CPR	8%

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

Disclosures on Fair Value of Financial Instruments

The following table sets forth the estimated fair values and carrying values for financial assets, liabilities, and guarantees and commitments as of June 30, 2023 and December 31, 2022:

Table 9.4

	As of June 30, 2023		As of December 31, 2022
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$874,090	$874,090	$861,002	$861,002
Investment securities	4,768,052	4,767,815	4,630,701	4,628,268
Farmer Mac Guaranteed Securities	8,548,230	8,595,243	8,573,781	8,628,380
USDA Securities	2,063,660	2,337,560	2,099,445	2,411,601
Loans	10,128,329	10,560,608	9,666,710	10,205,466
Financial derivatives	26,824	26,824	37,409	37,409
Guarantee and commitment fees receivable	52,818	46,181	50,653	47,151
Financial liabilities:
Notes payable	23,713,528	24,510,004	23,591,330	24,469,113
Debt securities of consolidated trusts held by third parties	1,309,257	1,357,763	1,106,837	1,181,948
Financial derivatives	188,652	188,652	175,326	175,326
Guarantee and commitment obligations	52,509	45,873	50,083	46,582

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

The following tables present core earnings for Farmer Mac's segments and a reconciliation to consolidated net income for the three and six months ended June 30, 2023 and 2022.

Table 10.1

Core Earnings by Business Segment
For the Three Months Ended June 30, 2023
	Agricultural Finance		Rural Infrastructure		Treasury		Corporate
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Funding	Investments		Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$35,425	$7,444	$5,839	$1,100	$28,402	$467	$—	$—		$78,677
Less: reconciling adjustments(1)(2)(3)	(1,037)	—	(31)	—	4,096	127	—	(3,155)		—
Net effective spread	34,388	7,444	5,808	1,100	32,498	594	—	(3,155)		—
Guarantee and commitment fees	4,221	62	281	17	—	—	—	(1,092)		3,489
Other income/(expense)(3)	342	12	—	—	—	11	44	2,042		2,451
Total revenues	38,951	7,518	6,089	1,117	32,498	605	44	(2,205)		84,617

(Provision for)/release of losses	(5)	(327)	(632)	(110)	—	1	—	—		(1,073)

(Provision for)/release of reserve for losses	(75)	—	6	—	—	—	—	—		(69)
Operating expenses	—	—	—	—	—	—	(24,188)	—		(24,188)
Total non-interest expense	(75)	—	6	—	—	—	(24,188)	—		(24,257)
Core earnings before income taxes	38,871	7,191	5,463	1,007	32,498	606	(24,144)	(2,205)	(4)	59,287
Income tax (expense)/benefit	(8,163)	(1,510)	(1,147)	(211)	(6,825)	(127)	5,444	464		(12,075)
Core earnings before preferred stock dividends	30,708	5,681	4,316	796	25,673	479	(18,700)	(1,741)	(4)	47,212
Preferred stock dividends	—	—	—	—	—	—	(6,791)	—		(6,791)
Segment core earnings/(losses)	$30,708	$5,681	$4,316	$796	$25,673	$479	$(25,491)	$(1,741)	(4)	$40,421

Total Assets	$14,456,296	$1,584,841	$6,169,811	$314,538	$—	$4,959,243	$174,836	$—		$27,659,565
Total on- and off-balance sheet program assets at principal balance	$18,116,503	$1,680,756	$6,611,892	$327,901	$—	$—	$—	$—		$26,737,052
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

Core Earnings by Business Segment
For the Three Months Ended June 30, 2022
	Agricultural Finance		Rural Infrastructure		Treasury		Corporate
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Funding	Investments		Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$33,670	$6,929	$3,772	$468	$20,357	$(1,282)	$—	$—		$63,914
Less: reconciling adjustments(1)(2)(3)	(1,080)	—	(39)	—	(1,849)	—	—	2,968		—
Net effective spread	32,590	6,929	3,733	468	18,508	(1,282)	—	2,968		—
Guarantee and commitment fees	4,338	43	308	20	—	—	—	(1,496)		3,213
Other income/(expense)(3)	161	143	—	—	—	—	3	3,992		4,299
Total revenues	37,089	7,115	4,041	488	18,508	(1,282)	3	5,464		71,426

Release of/(provision for) losses	857	(650)	1,172	(8)	—	1	—	—		1,372

Release of reserve for losses	111	—	52	—	—	—	—	—		163
Operating expenses	—	—	—	—	—	—	(20,048)	—		(20,048)
Total non-interest expense	111	—	52	—	—	—	(20,048)	—		(19,885)
Core earnings before income taxes	38,057	6,465	5,265	480	18,508	(1,281)	(20,045)	5,464	(4)	52,913
Income tax (expense)/benefit	(7,991)	(1,357)	(1,105)	(101)	(3,887)	269	4,263	(1,149)		(11,058)
Core earnings before preferred stock dividends	30,066	5,108	4,160	379	14,621	(1,012)	(15,782)	4,315	(4)	41,855
Preferred stock dividends	—	—	—	—	—	—	(6,792)	—		(6,792)
Segment core earnings/(losses)	$30,066	$5,108	$4,160	$379	$14,621	$(1,012)	$(22,574)	$4,315	(4)	$35,063

Total Assets	$13,686,589	$1,521,102	$5,632,551	$126,513	$—	$4,781,990	$147,076	$—		$25,895,821
Total on- and off-balance sheet program assets at principal balance	$16,591,999	$1,567,311	$6,172,063	$148,018	$—	$—	$—	$—		$24,479,391
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

Core Earnings by Business Segment
For the Six Months Ended June 30, 2023
	Agricultural Finance		Rural Infrastructure		Treasury		Corporate
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Funding	Investments		Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$68,936	$14,592	$11,379	$1,958	$60,946	$(76)	$—	$—		$157,735
Less: reconciling adjustments(1)(2)(3)	(2,083)	—	(64)	—	3,290	127	—	(1,270)		—
Net effective spread	66,853	14,592	11,315	1,958	64,236	51	—	(1,270)		—
Guarantee and commitment fees	8,513	115	562	45	—	—	—	(1,813)		7,422
Other income/(expense)(3)	1,409	12	—	—	—	11	44	2,600		4,076
Total revenues	76,775	14,719	11,877	2,003	64,236	62	44	(483)		169,233

Release of/(provision for) losses	123	(4,628)	2,852	28	—	5	—	—		(1,620)

(Provision for)/release of reserve for losses	(652)	—	380	—	—	—	—	—		(272)
Operating expenses	—	—	—	—	—	—	(47,901)	—		(47,901)
Total non-interest expense	(652)	—	380	—	—	—	(47,901)	—		(48,173)
Core earnings before income taxes	76,246	10,091	15,109	2,031	64,236	67	(47,857)	(483)	(4)	119,440
Income tax (expense)/benefit	(16,012)	(2,119)	(3,173)	(426)	(13,490)	(14)	9,939	102		(25,193)
Core earnings before preferred stock dividends	60,234	7,972	11,936	1,605	50,746	53	(37,918)	(381)	(4)	94,247
Preferred stock dividends	—	—	—	—	—	—	(13,582)	—		(13,582)
Segment core earnings/(losses)	$60,234	$7,972	$11,936	$1,605	$50,746	$53	$(51,500)	$(381)	(4)	$80,665

Total Assets	$14,456,296	$1,584,841	$6,169,811	$314,538	$—	$4,959,243	$174,836	$—		$27,659,565
Total on- and off-balance sheet program assets at principal balance	$18,116,503	$1,680,756	$6,611,892	$327,901	$—	$—	$—	$—		$26,737,052
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

Core Earnings by Business Segment
For the Six Months Ended June 30, 2022
	Agricultural Finance		Rural Infrastructure		Treasury		Corporate
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Funding	Investments		Reconciling Adjustments		Consolidated Net Income
	(in thousands)
Net interest income	$65,024	$14,138	$6,965	$843	$43,760	$(1,278)	$—	$—		$129,452
Less: reconciling adjustments(1)(2)(3)	(2,080)	—	(73)	—	(8,514)	—	—	10,667		—
Net effective spread	62,944	14,138	6,892	843	35,246	(1,278)	—	10,667		—
Guarantee and commitment fees	8,554	62	620	30	—	—	—	(2,358)		6,908
Other income/(expense)(3)	561	257	—	—	—	—	3	21,078		21,899
Total revenues	72,059	14,457	7,512	873	35,246	(1,278)	3	29,387		158,259

Release of/(provision for) losses	347	(1,165)	2,341	(210)	—	3	—	—		1,316

Release of reserve for losses	185	—	88	—	—	—	—	—		273
Operating expenses	—	—	—	—	—	—	(41,436)	—		(41,436)
Total non-interest expense	185	—	88	—	—	—	(41,436)	—		(41,163)
Core earnings before income taxes	72,591	13,292	9,941	663	35,246	(1,275)	(41,433)	29,387	(4)	118,412
Income tax (expense)/benefit	(15,243)	(2,791)	(2,087)	(139)	(7,402)	268	8,461	(6,171)		(25,104)
Core earnings before preferred stock dividends	57,348	10,501	7,854	524	27,844	(1,007)	(32,972)	23,216	(4)	93,308
Preferred stock dividends	—	—	—	—	—	—	(13,583)	—		(13,583)
Segment core earnings/(losses)	$57,348	$10,501	$7,854	$524	$27,844	$(1,007)	$(46,555)	$23,216	(4)	$79,725

Total Assets	$13,686,589	$1,521,102	$5,632,551	$126,513	$—	$4,781,990	$147,076	$—		$25,895,821
Total on- and off-balance sheet program assets at principal balance	$16,591,999	$1,567,311	$6,172,063	$148,018	$—	$—	$—	$—		$24,479,391
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

Revised Consolidated Statements of Operations

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As previously Reported	Adjustments	As Revised	As previously Reported	Adjustments	As Revised
	(in thousands)
Interest Income:
Farmer Mac Guaranteed Securities and USDA Securities	$57,104	$(5,488)	$51,616	$96,361	$(1,825)	$94,536
Total interest income	144,936	(5,488)	139,448	257,156	(1,825)	255,331
Net interest income	69,402	(5,488)	63,914	131,277	(1,825)	129,452
Non-interest income/(expense):
(Losses)/gains on financial derivatives	3,418	373	3,791	19,492	1,287	20,779
Non-Interest Income	7,302	373	7,675	27,793	1,287	29,080
Income before income taxes	58,028	(5,115)	52,913	118,950	(538)	118,412
Income tax expense	12,132	(1,074)	11,058	25,217	(113)	25,104
Net Income	45,896	(4,041)	41,855	93,733	(425)	93,308
Net Income attributable to common stockholders	39,104	(4,041)	35,063	80,150	(425)	79,725

Revised Consolidated Statements of Comprehensive Income

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As previously Reported	Adjustments	As Revised	As previously Reported	Adjustments	As Revised
	(in thousands)
Net Income	$45,896	$(4,041)	$41,855	$93,733	$(425)	$93,308
Comprehensive Income	36,077	(4,041)	32,036	40,396	(425)	39,971

Revised Consolidated Statements of Equity

	Retained Earnings			Total Equity
	As previously Reported	Adjustments	As Revised	As previously Reported	Adjustments	As Revised
	(in thousands)
Balance as of December 31, 2021	$579,270	$9,287	$588,557	$1,204,413	$9,287	$1,213,700
Net Income	47,837	3,616	51,453	47,837	3,616	51,453
Balance as of March 31, 2022	$610,087	$12,903	$622,990	$1,192,844	$12,903	$1,205,747
Net Income	45,896	(4,041)	41,855	45,896	(4,041)	41,855
Balance as of June 30, 2022	$638,935	$8,862	$647,797	$1,212,348	$8,862	$1,221,210

Revised Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2022
	As previously Reported	Adjustments	As Revised
	(in thousands)
Cash flows from operating activities:
Net income/(loss)	$93,733	$(425)	$93,308
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in fair value of trading securities, hedged assets, and financial derivatives	461,598	26,682	488,280
Deferred income taxes	3,765	51	3,816
Net change in:
Interest receivable	(739)	(961)	(1,700)
Other assets	(89,794)	688	(89,106)
Accrued interest payable	9,831	1,738	11,569
Other liabilities	31,295	(27,773)	3,522
Net cash provided by operating activities	526,010	—	526,010

12.SUBSEQUENT EVENT

As described above in Note 5, Farmer Mac had a single agricultural storage and processing loan that was subject to bankruptcy proceedings during second quarter 2023. On July 31, 2023, an entity purchased the assets and assumed the liabilities of the borrower on this loan, which ended the bankruptcy proceedings. Farmer Mac received proceeds from this bankruptcy sale in an amount that closely approximated the loan's amortized cost. Farmer Mac will release the entire allowance for loan loss attributable to this loan during third quarter 2023, which was approximately $4.6 million as of June 30, 2023.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The objective of this section of the report is to provide a discussion and analysis, from management’s perspective, of the material information necessary to assess Farmer Mac's financial condition and results of operations for the quarter ended June 30, 2023. Financial information included in this report is consolidated to include the accounts of Farmer Mac and its two subsidiaries – Farmer Mac Mortgage
Securities Corporation and Farmer Mac II LLC. This discussion and analysis of financial condition and results of operations should be read together with: (1) the interim unaudited consolidated financial statements and the related notes that appear elsewhere in this report; and (2) Farmer Mac's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on February 24, 2023
(the "2022 Annual Report").

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

During second quarter 2023:

•we maintained strong liquidity in our investment portfolio well above regulatory requirements;
•we maintained our strong capital position and uninterrupted access to the debt capital markets, which historically have not been subject to the same short-term disruptions and liquidity concerns experienced by institutions that rely primarily on deposits to fund their assets;
•we provided $1.6 billion in liquidity and lending capacity to lenders serving rural America; and
•we acquired servicing rights on $0.6 billion of loans serviced for others.

Farmer Mac’s performance during second quarter 2023, described in more detail below, reflects the success of our continued focus on pursuing new channels and innovative ways to further our mission to increase the accessibility of financing for American agriculture and rural infrastructure. Despite ongoing macroeconomic concerns and potential headwinds such as volatile macroeconomic conditions, inflation, failures and liquidity concerns in the banking industry, rising interest rates, and war in Ukraine, Farmer Mac continued to deliver solid financial results. These financial results for second quarter 2023 reflected a variety of factors, including:

•the resilience of the farm economy, as producers have benefited from healthy farm incomes and liquidity from relatively high commodity prices resulting from heightened demand, with revenues rising faster than the costs of inputs;
•an increase in outstanding business volume at higher spreads while credit quality improved;
•our disciplined approach to interest rate risk management that helps to protect earnings from the effects of interest rate volatility and is accretive to Farmer Mac during periods of rising interest rates; and
•effective funding strategies that resulted in advantageous funding, which have also benefited from the rising interest rate environment in the current period.

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

Table 1

	For the Three Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022
	(in thousands)
Net income attributable to common stockholders	$40,421	$40,244	$35,063
Core earnings	42,162	38,884	30,748

The $0.2 million sequential increase in net income attributable to common stockholders was due to a $1.0 million after-tax increase in the fair value of undesignated financial derivatives, partially offset by a $0.4 million after-tax increase in operating expenses and a $0.4 million after-tax decrease in guarantee fees.

The $5.4 million year-over-year increase in net income attributable to common stockholders was due to a $11.7 million after-tax increase in net interest income. This factor was partially offset by a $3.3 million after-tax increase in operating expenses, a $2.1 million after-tax increase in our provision for credit losses, and a $1.7 million after-tax decrease in the fair value of undesignated financial derivatives.

The $3.3 million sequential increase in core earnings was due to a $3.7 million after-tax increase in net effective spread, partially offset by a $0.4 million after-tax increase in operating expenses.

The $11.4 million year-over-year increase in core earnings was due to a $16.5 million after-tax increase in net effective spread, partially offset by a $3.3 million after-tax increase in operating expenses and a $2.1 million after-tax increase in our provision for credit losses.

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

Table 2

	For the Three Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022
	(in thousands)
Net interest income	$78,677	$79,058	$63,914
Net interest yield %	1.12%	1.14%	1.00%
Net effective spread	$81,832	$77,173	$60,946
Net effective spread %	1.20%	1.15%	0.99%

The $0.4 million sequential decrease in net interest income was primarily due to a $4.8 million decrease in the fair value of derivatives designated in fair value hedge accounting relationships (designated financial derivatives). This factor was partially offset by an increase of $2.3 million in cash-basis interest income, an increase of $1.1 million related to net new business volume, and a decrease of $0.8 million in funding costs primarily due to our disciplined funding strategies and higher nominal interest rates that have led to an upward repricing of our excess capital that is held in our short-term investment portfolio. In percentage terms, the sequential (0.02)% decrease was primarily attributable to a decrease in net fair value changes from designated financial derivatives.

The $14.8 million year-over-year increase in net interest income was primarily due to a $17.7 million decrease in funding costs primarily due to our disciplined funding strategies and higher nominal interest rates that have led to an upward repricing of our excess capital that is held in our short-term investment portfolio and a $2.8 million increase related to net new business volume. These factors were partially offset by a $5.5 million decrease in the fair value of derivatives designated in fair value hedge accounting relationships (designated financial derivatives). In percentage terms, the 0.12% increase was primarily attributable to a decrease of 0.25% in funding costs, partially offset by a decrease of 0.08% in net fair value changes from designated financial derivatives.

The $4.6 million sequential increase in net effective spread in dollars was primarily due to an increase of $2.3 million in cash-basis interest income, a decrease of $1.2 million in non-GAAP funding costs due to the same factors mentioned above that decreased our funding costs, and an increase of $0.5 million in net new business volume. In percentage terms, the sequential increase of 0.05% was primarily attributable to an increase of 0.03% in cash-basis interest income and a decrease of 0.01% in non-GAAP funding costs.

The $20.9 million year-over-year increase in net effective spread in dollars was primarily due to a $16.0 million decrease in non-GAAP funding costs, due to the same factors mentioned above that decreased our funding costs, and a $5.8 million increase related to net new business volume. These factors were partially offset by a $0.9 million decrease in cash-basis interest income. In percentage terms, the year-over-year increase of 0.21% was primarily attributable to a decrease in non-GAAP funding costs.

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

Business Volume

Our outstanding business volume was $26.7 billion as of June 30, 2023, a net increase of $0.3 billion from March 31, 2023 after taking into account all new business, servicing rights acquisitions, maturities, sales, and paydowns on existing assets. The net increase was primarily attributable to a net increase of $511.3 million in the Agricultural Finance line of business and was partially offset by a net decrease of $258.4 million in the Rural Infrastructure Finance line of business. Included in the $511.3 million net increase in the Agricultural Finance line of business is new servicing rights on $563.0 million of loans (i.e., loans serviced for others). These new servicing rights were acquired to further leverage our loan servicing function.

For more information about Farmer Mac's business volume, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Volume."

Capital

Table 3

	As of
	June 30, 2023	December 31, 2022
	(in thousands)
Core capital	$1,380,906	$1,322,801
Capital in excess of minimum capital level required	566,223	516,882

The increase in capital in excess of the minimum capital level required was primarily due to an increase in retained earnings.

Credit Quality

The following table presents Agricultural Finance on- and off-balance sheet substandard assets, in dollars and as a percentage of the respective portfolio as of June 30, 2023, March 31, 2023, and December 31, 2022:

Table 4

	On-Balance Sheet		Off-Balance Sheet
	Substandard Assets	% of Portfolio	Substandard Assets	% of Portfolio
	(dollars in thousands)
June 30, 2023	$156,403	2.1%	$38,228	1.2%
March 31, 2023	173,256	2.3%	31,816	1.0%
December 31, 2022	169,667	2.3%	39,733	1.2%

Increase/(decrease) from prior quarter-ending	$(16,853)	(0.2)%	$6,412	0.2%
Increase/(decrease) from prior year-ending	$(13,264)	(0.2)%	$(1,505)	—%
The decrease of $16.9 million in on-balance sheet substandard assets during the second quarter was primarily driven by credit upgrades in crops and was partially offset by credit downgrades in storage and processing, livestock, permanent plantings, and part-time farms. The $6.4 million increase in substandard assets in our off-balance sheet portfolios during second quarter was primarily due to credit downgrades in permanent plantings and part-time farms and was partially offset by credit upgrades in crops and livestock.

There were no substandard assets in the Rural Infrastructure Finance portfolio as of both June 30, 2023 and December 31, 2022.
For an analysis of current loan-to-value ratios across substandard and other internally assigned risk ratings, see Table 24 in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans and Guarantees."
The following table presents 90-day delinquencies for the on- and off-balance sheet Agricultural Finance portfolios in dollars and as a percentage of the respective balance sheet category as of June 30, 2023, March 31, 2023, and December 31, 2022:

Table 5

	On-Balance Sheet		Off-Balance Sheet
	90-Day Delinquencies	% of Portfolio	90-Day Delinquencies	% of Portfolio
	(dollars in thousands)
June 30, 2023	$40,798	0.54%	$4,570	0.14%
March 31, 2023	65,601	0.88%	5,045	0.16%
December 31, 2022	39,681	0.53%	3,817	0.12%

Increase/(decrease) from prior quarter-ending	$(24,803)	(0.34)%	$(475)	(0.02)%
Increase/(decrease) from prior year-ending	$1,117	0.01%	$753	0.02%
On-balance sheet Agricultural Finance assets 90 or more days delinquent decreased in permanent plantings, crops, part-time farms, and livestock, and was partially offset by increases in storage and processing. Off-balance sheet Agricultural Finance assets 90 days or more delinquent decreased in livestock and permanent plantings and was partially offset by increases in part-time farms. The top ten borrower exposures over 90 days delinquent in either the on- or off-balance sheet Agricultural Finance portfolio represented over half of the aggregate 90-day delinquencies as of June 30, 2023.

As of both June 30, 2023 and December 31, 2022, there were no 90-day delinquencies in Farmer Mac's portfolio of Rural Infrastructure Finance loan purchases and loans underlying LTSPCs.

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

Table 6

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Three Months Ended
	June 30, 2023	June 30, 2022
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$40,421	$35,063
Less reconciling items:
Gains on undesignated financial derivatives due to fair value changes (see Table 13)	2,141	2,846
(Losses)/gains on hedging activities due to fair value changes	(4,901)	428
Unrealized losses on trading securities	(57)	(285)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	29	(62)
Net effects of terminations or net settlements on financial derivatives	583	2,536
Income tax effect related to reconciling items	464	(1,148)
Sub-total	(1,741)	4,315
Core earnings	$42,162	$30,748

Composition of Core Earnings:
Revenues:
Net effective spread(1)	$81,832	$60,946
Guarantee and commitment fees(2)	4,581	4,709
Other(3)	409	307
Total revenues	86,822	65,962

Credit related expense (GAAP):
Provision for/(release of) losses	1,142	(1,535)
Total credit related expense	1,142	(1,535)

Operating expenses (GAAP):
Compensation and employee benefits	13,937	11,715
General and administrative	9,420	7,520
Regulatory fees	831	813
Total operating expenses	24,188	20,048

Net earnings	61,492	47,449
Income tax expense(4)	12,539	9,909
Preferred stock dividends (GAAP)	6,791	6,792
Core earnings	$42,162	$30,748

Core earnings per share:
Basic	$3.89	$2.85
Diluted	$3.86	$2.83
Weighted-average shares:
Basic	10,833	10,796
Diluted	10,916	10,864
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

Reconciliation of Net Income Attributable to Common Stockholders to Core Earnings
	For the Six Months Ended
	June 30, 2023	June 30, 2022
	(in thousands, except per share amounts)
Net income attributable to common stockholders	$80,665	$79,725
Less reconciling items:
Gains on undesignated financial derivatives due to fair value changes (see Table 13)	3,057	5,458
(Losses)/gains on hedging activities due to fair value changes	(5,006)	6,115
Unrealized gains/(losses) on trading securities	302	(191)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	58	(42)
Net effects of terminations or net settlements on financial derivatives	1,106	18,048
Income tax effect related to reconciling items	102	(6,172)
Sub-total	(381)	23,216
Core earnings	$81,046	$56,509

Composition of Core Earnings:
Revenues:
Net effective spread(1)	$159,005	$118,785
Guarantee and commitment fees(2)	9,235	9,266
Other(3)	1,476	821
Total revenues	169,716	128,872

Credit related expense (GAAP):
Provision for/(release of) losses	1,892	(1,589)
Total credit related expense	1,892	(1,589)

Operating expenses (GAAP):
Compensation and employee benefits	29,288	25,013
General and administrative	16,947	14,798
Regulatory fees	1,666	1,625
Total operating expenses	47,901	41,436

Net earnings	119,923	89,025
Income tax expense(4)	25,295	18,933
Preferred stock dividends (GAAP)	13,582	13,583
Core earnings	$81,046	$56,509

Core earnings per share:
Basic	$7.49	$5.24
Diluted	$7.42	$5.20
Weighted-average shares:
Basic	10,817	10,782
Diluted	10,917	10,876
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
(4)Includes the tax impact of non-GAAP reconciling items between net income attributable to common stockholders and core earnings.

Table 7

Reconciliation of GAAP Basic Earnings Per Share to Core Earnings - Basic Earnings Per Share
	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands, except per share amounts)
GAAP - Basic EPS	$3.73	$3.25	$7.46	$7.40
Less reconciling items:
Gains on undesignated financial derivatives due to fair value changes (see Table 13)	0.20	0.26	0.28	0.51
(Losses)/gains on hedging activities due to fair value changes	(0.45)	0.04	(0.46)	0.57
Unrealized (losses)/gains on trading securities	—	(0.03)	0.03	(0.02)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	—	(0.01)	0.01	—
Net effects of terminations or net settlements on financial derivatives	0.05	0.24	0.10	1.67
Income tax effect related to reconciling items	0.04	(0.10)	0.01	(0.57)
Sub-total	(0.16)	0.40	(0.03)	2.16
Core Earnings - Basic EPS	$3.89	$2.85	$7.49	$5.24

Shares used in per share calculation (GAAP and Core Earnings)	10,833	10,796	10,817	10,782

Reconciliation of GAAP Diluted Earnings Per Share to Core Earnings - Diluted Earnings Per Share
	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands, except per share amounts)
GAAP - Diluted EPS	$3.70	$3.23	$7.39	$7.33
Less reconciling items:
Gains on undesignated financial derivatives due to fair value changes (see Table 13)	0.20	0.26	0.28	0.50
(Losses)/gains on hedging activities due to fair value changes	(0.45)	0.04	(0.46)	0.56
Unrealized (losses)/gains on trading securities	—	(0.03)	0.03	(0.02)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	—	(0.01)	0.01	—
Net effects of terminations or net settlements on financial derivatives	0.05	0.23	0.10	1.66
Income tax effect related to reconciling items	0.04	(0.09)	0.01	(0.57)
Sub-total	(0.16)	0.40	(0.03)	2.13
Core Earnings - Diluted EPS	$3.86	$2.83	$7.42	$5.20

Shares used in per share calculation (GAAP and Core Earnings)	10,916	10,864	10,917	10,876

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

Net Interest Income. The following table provides information about interest-earning assets and funding for the six months ended ended June 30, 2023 and 2022. The average balance of non-accruing loans is included in the average balance of loans, Farmer Mac Guaranteed Securities, and USDA Securities presented, though the related income is accounted for on a cash basis. Therefore, as the average balance of non-accruing loans and the income received increases or decreases, the net interest income and yield will fluctuate accordingly. The average balance of loans in consolidated trusts with beneficial interests owned by third parties is disclosed in the net effect of consolidated trusts and is not included in the average balances of interest-earning assets and interest-bearing liabilities. The interest income and expense associated with these trusts are shown in the net effect of consolidated trusts.

Table 8

	For the Six Months Ended
	June 30, 2023			June 30, 2022
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(dollars in thousands)
Interest-earning assets:
Cash and investments	$5,763,409	$129,482	4.49%	$5,045,219	$16,916	0.67%
Loans, Farmer Mac Guaranteed Securities and USDA Securities(1)	21,347,914	512,544	4.80%	19,242,681	222,418	2.31%
Total interest-earning assets	27,111,323	642,026	4.74%	24,287,900	239,334	1.97%
Funding:
Notes payable due within one year	3,589,110	76,853	4.28%	2,675,834	5,951	0.44%
Notes payable due after one year(2)	21,971,243	409,537	3.73%	20,501,101	106,132	1.04%
Total interest-bearing liabilities(3)	25,560,353	486,390	3.81%	23,176,935	112,083	0.97%
Net non-interest-bearing funding	1,550,970	—		1,110,965	—
Total funding	27,111,323	486,390	3.59%	24,287,900	112,083	0.92%
Net interest income/yield prior to consolidation of certain trusts	27,111,323	155,636	1.15%	24,287,900	127,251	1.05%
Net effect of consolidated trusts(4)	889,235	2,099	0.47%	866,438	2,201	0.51%
Net interest income/yield	$28,000,558	$157,735	1.13%	$25,154,338	$129,452	1.03%
(1)Excludes interest income of $17.1 million and $16.0 million in the first half of 2023 and 2022, respectively, related to consolidated trusts with beneficial interests owned by third parties.
(2)Includes current portion of long-term notes.
(3)Excludes interest expense of $15.0 million and $13.8 million in the first half of 2023 and 2022, respectively, related to consolidated trusts with beneficial interests owned by third parties.
(4)Includes the effect of consolidated trusts with beneficial interests owned by third parties.

The $28.3 million year-over-year increase in net interest income was primarily due to a $29.6 million decrease in funding costs primarily due to our disciplined funding strategies and higher nominal interest rates that have led to an upward repricing of our excess capital that is held in our short-term investment portfolio, and a $12.8 million increase related to net new business volume. These factors were partially offset by a $11.6 million decrease in the fair value of derivatives designated in fair value hedge accounting relationships (designated financial derivatives) and a $2.1 million decrease in cash-basis interest income. In percentage terms, the 0.10% increase was primarily attributable to a decrease of 0.20% in funding costs, partially offset by a decrease of 0.08% in net fair value changes from designated financial derivatives.

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

Table 9

	For the Six Months Ended June 30, 2023 Compared to Same Period in 2022
	Increase/(Decrease) Due to
	Rate	Volume	Total
	(in thousands)
Income from interest-earning assets:
Cash and investments	$109,824	$2,742	$112,566
Loans, Farmer Mac Guaranteed Securities and USDA Securities	263,376	26,750	290,126
Total	373,200	29,492	402,692
Expense from other interest-bearing liabilities	361,636	12,671	374,307
Change in net interest income prior to consolidation of certain trusts(1)	$11,564	$16,821	$28,385
(1)Excludes the effect of debt in consolidated trusts with beneficial interests owned by third parties.

The following table presents a reconciliation of net interest income and net interest yield to net effective spread. Net effective spread is measured by: including (1) expenses related to undesignated financial derivatives, which consists of income or expense related to contractual amounts due on financial derivatives not designated in hedge relationships (the income or expense related to financial derivatives designated in hedge accounting relationships is already included in net interest income), and (2) the amortization of losses due to terminations or net settlements of financial derivatives; and excluding (1) the amortization of premiums and discounts on assets consolidated at fair value, (2) the net effects of consolidated trusts with beneficial interests owned by third parties, and (3) the fair value changes of financial derivatives and corresponding financial assets or liabilities in fair value hedge relationships. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Use of Non-GAAP Measures—Net Effective Spread" for more information about net effective spread.

Table 10

	For the Three Months Ended				For the Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
Net interest income/yield	$78,677	1.12%	$63,914	1.00%	$157,735	1.13%	$129,452	1.03%
Net effects of consolidated trusts	(1,044)	0.02%	(1,183)	0.02%	(2,099)	0.02%	(2,201)	0.02%
Expense related to undesignated financial derivatives	(1,568)	(0.02)%	(2,026)	(0.03)%	(3,193)	(0.02)%	(3,020)	(0.02)%
Amortization of premiums/discounts on assets consolidated at fair value	(24)	—%	65	—%	(48)	—%	49	—%
Amortization of losses due to terminations or net settlements on financial derivatives	890	0.01%	725	0.01%	1,604	0.01%	1,083	0.01%
Fair value changes on fair value hedge relationships	4,901	0.07%	(549)	(0.01)%	5,006	0.03%	(6,578)	(0.06)%
Net effective spread	$81,832	1.20%	$60,946	0.99%	$159,005	1.17%	$118,785	0.98%

The $40.2 million year-over-year increase in net effective spread in dollars was primarily due to a $31.0 million decrease in non-GAAP funding costs due to the same factors mentioned above that decreased our funding costs, and a $12.9 million increase related to net new business volume. These factors were partially offset by a $2.1 million decrease in cash-basis interest income. In percentage terms, the year-over-year increase of 0.19% was primarily attributable to a decrease in non-GAAP funding costs.

See Note 10 to the consolidated financial statements for more information about net interest income and net effective spread from Farmer Mac's individual business segments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Supplemental Information" for quarterly net effective spread by line of business.

Provision for and Release of Allowance for Losses and Reserve for Losses. The following table summarizes the components of Farmer Mac's total allowance for losses for the three and six month periods ended June 30, 2023 and 2022:

Table 11

	As of June 30, 2023				As of June 30, 2022
	Allowance for Losses	Reserve for Losses	Total Allowance for Losses		Allowance for Losses	Reserve for Losses	Total Allowance for Losses
	(in thousands)
For the Three Months Ended
Beginning Balance	$16,278	$1,636	$17,914	$17,914	$14,464	$1,840	$16,304
Provision for/(release of) losses	1,073	69	1,142		(1,372)	(163)	(1,535)
Charge-offs	—	—	—		—	—	—
Ending Balance	$17,351	$1,705	$19,056		$13,092	$1,677	$14,769

For the Six Months Ended
Beginning Balance	$15,731	$1,433	$17,164	$17,164	$14,492	$1,950	$16,442
Provision for/(release of) losses	1,620	272	1,892		(1,316)	(273)	(1,589)
Charge-offs	—	—	—		(84)	—	(84)
Ending Balance	$17,351	$1,705	$19,056		$13,092	$1,677	$14,769

See Notes 5 and 6 to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans and Guarantees."

During the three months ended June 30, 2023, we recorded a $1.1 million provision to the allowance for losses primarily as a result of increased loan volume in agricultural storage and processing and telecommunications. During the six months ended June 30, 2023, we recorded a $1.9 million provision to the allowance for loan losses as a result of the above mentioned increased loan volume and a single agricultural storage and processing loan whose financial position continued to deteriorate related to the borrower's ongoing bankruptcy. See Note 12 ("Subsequent Event") to the consolidated financial statements for more information about this loan based on events that occurred after June 30, 2023.

Guarantee and Commitment Fees. The following table presents guarantee and commitment fees, which compensate Farmer Mac for assuming the credit risk on loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs, for the three and six months ended June 30, 2023 and 2022:

Table 12

	For the Three Months Ended				For the Six Months Ended
			Change				Change
	June 30, 2023	June 30, 2022	$	%	June 30, 2023	June 30, 2022	$	%
	(dollars in thousands)
Contractual guarantee and commitment fees	$3,697	$3,560	$137	4%	$7,402	$7,062	$340	5%
Guarantee obligation amortization	1,152	1,596	(444)	(28)%	2,920	3,791	(871)	(23)%
Guarantee asset fair value changes	(1,360)	(1,943)	583	30%	(2,900)	(3,945)	1,045	(26)%
Guarantee and commitment fee income	$3,489	$3,213	$276	9%	$7,422	$6,908	$514	7%

Guarantee and commitment fees increased for the three and six months ended June 30, 2023 compared to 2022, which was due to increases in the average outstanding balance of LTSPCs during the period. As adjusted for the core earnings presentation, guarantee and commitment fees were $4.6 million and $9.2 million for the three and six months ended June 30, 2023, respectively, compared to $4.7 million and $9.3 million for the three and six months ended June 30, 2022, respectively.

In Farmer Mac's presentation of core earnings, guarantee and commitment fees include interest income and interest expense related to consolidated trusts owned by third parties to reflect management's view that the net interest income Farmer Mac earns is effectively a guarantee fee on those consolidated Farmer Mac Guaranteed Securities. Farmer Mac has also excluded guarantee asset fair value changes from the presentation of core earnings because these fluctuations are not expected to have a cumulative net impact on Farmer Mac's financial condition or results of operations if Farmer Mac fulfills its guarantee obligation throughout the term of the guaranteed securities, as is expected.

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

Gains on financial derivatives. The components of gains and losses on financial derivatives for the three and six months ended June 30, 2023 and 2022 are summarized in the following table:

Table 13

	For the Three Months Ended				For the Six Months Ended
			Change				Change
	June 30, 2023	June 30, 2022	$	%	June 30, 2023	June 30, 2022	$	%
	(dollars in thousands)
Gains due to fair value changes	$2,141	$2,846	$(705)	(25)%	$3,057	$5,458	$(2,401)	(44)%
Accrual of contractual payments	(1,568)	(2,026)	458	(23)%	(3,194)	(3,020)	(174)	6%
Gains due to terminations or net settlements	1,120	2,971	(1,851)	(62)%	2,229	18,341	(16,112)	(88)%
Gains on financial derivatives	$1,693	$3,791	$(2,098)	(55)%	$2,092	$20,779	$(18,687)	(90)%

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

Operating Expenses. The components of operating expenses for the three and six months ended June 30, 2023 and 2022 are summarized in the following table:

Table 14

	For the Three Months Ended				For the Six Months Ended
			Change				Change
	June 30, 2023	June 30, 2022	$	%	June 30, 2023	June 30, 2022	$	%
	(dollars in thousands)
Compensation and employee benefits	$13,937	$11,715	$2,222	19%	$29,288	$25,013	$4,275	17%
General and administrative	9,420	7,520	1,900	25%	16,947	14,798	2,149	15%
Regulatory fees	831	813	18	2%	1,666	1,625	41	3%
Total Operating Expenses	$24,188	$20,048	$4,140	21%	$47,901	$41,436	$6,465	16%

Compensation and Employee Benefits. The increase in compensation and employee benefits expenses for the three and six months ended June 30, 2023 compared to the same periods in 2022 was largely due to increased headcount.

General and Administrative Expenses (G&A). The increase in G&A expenses for the three and six months ended June 30, 2023 compared to the same periods in 2022 was primarily due to increased spending on software licenses and information technology and other consultants to support growth and strategic initiatives. One of those initiatives is a multi-year effort to replace Farmer Mac's platform for securities trades and to implement a treasury management system.

Income Tax Expense. The following table presents income tax expense and the effective income tax rate for the three and six months ended June 30, 2023 and 2022:

Table 15

	For the Three Months Ended				For the Six Months Ended
			Change				Change
	June 30, 2023	June 30, 2022	$	%	June 30, 2023	June 30, 2022	$	%
	(dollars in thousands)
Income tax expense	$12,075	$11,058	$1,017	9%	$25,193	$25,104	$89	—%
Effective tax rate	20.4%	20.9%		(0.5)%	21.1%	21.2%		(0.1)%

Business Volume.

The following table sets forth the net growth or decrease in Farmer Mac's lines of business for the three and six months ended June 30, 2023 and 2022:

Table 16

Net New Business Volume
		For the Three Months Ended		For the Six Months Ended
		June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	On or Off Balance Sheet	Net Growth/(Decrease)	Net Growth/(Decrease)	Net Growth/(Decrease)	Net Growth/(Decrease)
		(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans	On-balance sheet	$114,550	$278,741	$(198,478)	$439,237
Loans held in consolidated trusts:
Beneficial interests owned by third-party investors (Pass-Through)(1)	On-balance sheet	(18,194)	(53,259)	(37,855)	(113,682)
Beneficial interests owned by third-party investors (Structured)(1)	On-balance sheet	(1,983)	—	274,459	—
IO-FMGS(2)	On-balance sheet	(441)	(358)	(874)	(736)
USDA Securities	On-balance sheet	(13,409)	(11,400)	(64,016)	(16,399)
AgVantage Securities(1)	On-balance sheet	(215,000)	(160,000)	(145,000)	270,000
LTSPCs and unfunded commitments	Off-balance sheet	4,949	(15,863)	12,711	(24,687)
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	(6,698)	(20,904)	(19,556)	(54,778)
Loans serviced for others	Off-balance sheet	566,768	(553)	566,320	(1,595)
Total Farm & Ranch		$430,542	$16,404	$387,711	$497,360
Corporate AgFinance:
Loans	On-balance sheet	$15,039	$41,151	$21,650	$26,314
AgVantage Securities(1)	On-balance sheet	30,438	(22,294)	8,523	(14,496)
Unfunded commitments	Off-balance sheet	35,297	7,694	47,076	17,659
Total Corporate AgFinance		$80,774	$26,551	$77,249	$29,477
Total Agricultural Finance		$511,316	$42,955	$464,960	$526,837
Rural Infrastructure Finance:
Rural Utilities:
Loans	On-balance sheet	$103,852	$172,089	$193,774	$329,321
AgVantage Securities(1)	On-balance sheet	(373,871)	(23,477)	97,358	(46,858)
LTSPCs and unfunded commitments	Off-balance sheet	(7,771)	17,005	(38,782)	(5,627)
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	—	—	(71)	—
Total Rural Utilities		$(277,790)	$165,617	$252,279	$276,836
Renewable Energy:
Loans	On-balance sheet	$24,811	$34,053	$91,727	$39,536
Unfunded commitments	Off-balance sheet	(5,403)	(6,644)	6,004	21,719
Total Renewable Energy		$19,408	$27,409	$97,731	$61,255
Total Rural Infrastructure Finance		$(258,382)	$193,026	$350,010	$338,091
Total		$252,934	$235,981	$814,970	$864,928
(1)Categories of Farmer Mac Guaranteed Securities.
(2)An interest-only Farmer Mac Guaranteed Security retained as part of a structured securitization.
(3)Other categories of Farmer Mac Guaranteed Securities that were sold by Farmer Mac to third parties.

Farmer Mac's outstanding business volume was $26.7 billion as of June 30, 2023, a net increase of $0.3 billion from March 31, 2023 after taking into account all new business, servicing rights acquisitions, maturities, sales, and paydowns on existing assets.

The $0.4 billion increase in Farm & Ranch during second quarter 2023 resulted from $1.6 billion of new purchases, commitments, guarantees, and loans serviced for others, partially offset by $1.1 billion of scheduled maturities and repayments. Included in the $1.6 billion of new volume is newly purchased servicing rights on $0.6 billion of loans (i.e., loans serviced for others). These new servicing rights were acquired to further leverage our loan servicing function. Loans serviced for others earn servicing fee income rather than interest income and are a component of outstanding business volume because they are assets under our management.

Farmer Mac purchased a total of $0.2 billion in Farm & Ranch loans, partially offset by $0.1 billion in repayments. The $0.1 billion net increase was primarily driven by improved borrower economics despite the continued higher interest rate environment.

Farmer Mac also purchased a total of $0.7 billion in Farm & Ranch AgVantage Securities during second quarter 2023, which primarily reflected the refinancing of maturing securities. The $0.7 billion in gross purchases was more than offset by $0.9 billion in scheduled maturities.

The $0.1 billion net increase in Corporate AgFinance during second quarter 2023 resulted from $0.2 billion of new purchases and commitments, which was partially offset by $0.1 billion of scheduled maturities, repayments, and sales. Farmer Mac purchased a total of $105.3 million in loans, which was partially offset by $90.3 million in scheduled maturities and repayments. The increase in loan purchases was primarily due to Farmer Mac's continued focus to support loans to larger and more complex agribusinesses focused on food and fiber processing and other food supply chain production.

The $0.3 billion net decrease in Rural Utilities during second quarter 2023 resulted from $0.3 billion of new purchases, commitments, and guarantees, which was more than offset by $0.6 billion of scheduled maturities and repayments. Farmer Mac purchased a total of $150.0 million in AgVantage Securities, $80.1 million in telecommunications loans, and $55.2 million in electric distribution and generation and transmission loans. The $135.3 million in loan purchases was partially offset by $31.4 million in scheduled maturities and repayments. The net increase in loan purchases primarily reflected borrowers' normal-course capital expenditures related to maintaining and upgrading utility infrastructure as well as investments in broadband infrastructure, and Farmer Mac's continued focus to support telecommunications investment in rural America.

The $19.4 million net increase in Renewable Energy during second quarter 2023 primarily reflects $71.6 million in loan purchases and unfunded commitments, partially offset by $52.2 million in repayments.

Farmer Mac's outstanding business volume was $24.5 billion as of June 30, 2022, a net increase of $0.2 billion from March 31, 2022 after taking into account all new business, scheduled maturities, and paydowns on existing assets.

The $16.4 million net increase in Farm & Ranch during second quarter 2022 resulted from $1.4 billion of new purchases, commitments, and guarantees, mostly offset by $1.4 billion of scheduled maturities and repayments. Farmer Mac purchased a total of $432.6 million in loans, which was primarily driven by improved borrower economics as well as a competitive, albeit an increasing, interest rate environment resulting in demand for intermediate and long-term financing solutions. The $432.6 million in gross Farm
& Ranch loan purchases was partially offset by $153.8 million in scheduled maturities and repayments.

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

The $26.6 million net increase in Corporate AgFinance during second quarter 2022 resulted from
$107.9 million of new loan purchases, which was partially offset by $81.4 million of scheduled maturities, repayments, and sales. Farmer Mac purchased a total of $85.4 million in loans, which was partially offset by $44.3 million in scheduled maturities, repayments, and sales. This net increase in loans was primarily due to Farmer Mac's continued focus to support loans to larger and more complex agribusinesses focused on food and fiber processing, and other supply chain production.

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

The following table sets forth information about the Farmer Mac Guaranteed Securities issued during the periods indicated:

Table 17

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(dollars in thousands)
AgVantage securities	$878,455	$905,796	$1,573,655	$2,847,156
Loans securitized and held in consolidated trusts with beneficial interests owned by third parties	—	—	285,201	25,928
Total Farmer Mac Guaranteed Securities Issuances	$878,455	$905,796	$1,858,856	$2,873,084

Farmer Mac either retains the loans it purchases or securitizes them and retains or sells Farmer Mac Guaranteed Securities backed by those securitized loans. During first quarter 2023, Farmer Mac executed its third structured securitization transaction, whereby it sold and securitized agricultural mortgage loans resulting in $281.0 million of Farmer Mac Guaranteed Securities. In this transaction, Farmer Mac transferred selected loans to a depositor which then deposited the loans into a trust, at which time the loans became assets of the trust. Farmer Mac concluded that it was the primary beneficiary of the trust because Farmer Mac retained significant interest and has power over the activities most significant to the economic performance of the Variable Interest Entity in its role as Master Servicer. Therefore, Farmer Mac consolidates the assets and liabilities of the trust for this structured securitization. Farmer Mac does not consider the assets held by the related securitization trust to be available to satisfy the claims of the creditors of Farmer Mac and/or the depositor.

During the three and six months ended June 30, 2023 and 2022, Farmer Mac realized no gains or losses from the securitization of loans that it holds in consolidated trusts. Farmer Mac consolidates these loans and presents them as "Loans held for investment in consolidated trusts, at amortized cost" on the consolidated balance sheets.

During the three and six months ended June 30, 2023 and 2022, Farmer Mac realized no gains or losses from the issuance of Farmer Mac Guaranteed USDA Securities or AgVantage Securities.

The following table sets forth information about outstanding volume in each of Farmer Mac's lines of business as of the dates indicated:

Table 18

Outstanding Business Volume
	On or Off Balance Sheet	As of June 30, 2023	As of December 31, 2022
		(in thousands)
Agricultural Finance:
Farm & Ranch:
Loans	On-balance sheet	$4,952,272	$5,150,750
Loans held in consolidated trusts:
Beneficial interests owned by third-party investors (Pass-Through)(1)	On-balance sheet	877,063	914,918
Beneficial interests owned by third-party investors (Structured)(1)	On-balance sheet	571,117	296,658
IO-FMGS(2)	On-balance sheet	9,748	10,622
USDA Securities	On-balance sheet	2,343,286	2,407,302
AgVantage Securities(1)	On-balance sheet	5,460,000	5,605,000
LTSPCs and unfunded commitments	Off-balance sheet	2,835,020	2,822,309
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	481,397	500,953
Loans serviced for others	Off-balance sheet	586,600	20,280
Total Farm & Ranch		$18,116,503	$17,728,792
Corporate AgFinance:
Loans	On-balance sheet	$1,187,903	$1,166,253
AgVantage Securities(1)	On-balance sheet	368,123	359,600
Unfunded commitments	Off-balance sheet	124,730	77,654
Total Corporate AgFinance		$1,680,756	$1,603,507
Total Agricultural Finance		$19,797,259	$19,332,299
Rural Infrastructure Finance:
Rural Utilities:
Loans	On-balance sheet	$2,995,470	$2,801,696
AgVantage Securities(1)	On-balance sheet	3,141,514	3,044,156
LTSPCs and unfunded commitments	Off-balance sheet	473,810	512,592
Other Farmer Mac Guaranteed Securities(3)	Off-balance sheet	1,098	1,169
Total Rural Utilities		$6,611,892	$6,359,613
Renewable Energy:
Loans	On-balance sheet	$311,297	$219,570
Unfunded commitments	Off-balance sheet	16,604	10,600
Total Renewable Energy		$327,901	$230,170
Total Rural Infrastructure Finance		$6,939,793	$6,589,783
Total		$26,737,052	$25,922,082
(1)A Farmer Mac Guaranteed Security.
(2)An interest-only Farmer Mac Guaranteed Security retained as part of a structured securitization.
(3)Other categories of Farmer Mac Guaranteed Securities that were sold by Farmer Mac to third parties.

The following table summarizes by maturity date the scheduled principal amortization of loans held, loans underlying off-balance sheet Farmer Mac Guaranteed Securities (excluding AgVantage securities) and LTSPCs, USDA Securities, and Farmer Mac Guaranteed USDA Securities as of June 30, 2023:

Table 19

Schedule of Principal Amortization as of June 30, 2023
	Loans	Loans Underlying Off-Balance Sheet Farmer Mac Guaranteed Securities and LTSPCs	USDA Securities and Farmer Mac Guaranteed USDA Securities	Total
	(in thousands)
2023	$277,432	$148,592	$54,524	$480,548
2024	512,374	275,925	112,397	900,696
2025	580,970	236,463	112,836	930,269
2026	557,249	271,701	117,372	946,322
2027	665,966	255,874	118,340	1,040,180
Thereafter	8,301,131	2,539,704	2,031,119	12,871,954
Total	$10,895,122	$3,728,259	$2,546,588	$17,169,969

Of Farmer Mac's $26.7 billion outstanding principal balance of business volume as of June 30, 2023, $9.0 billion were AgVantage securities included in the Agricultural Finance and Rural Infrastructure Finance lines of business. Unlike business volume in the form of purchased loans, USDA Securities, and loans underlying LTSPCs and non-AgVantage Farmer Mac Guaranteed Securities, most AgVantage securities do not require periodic payments of principal based on amortization schedules and instead have fixed maturity dates when the secured general obligation is due. The following table summarizes by maturity date the outstanding principal amount of both on- and off-balance sheet AgVantage securities as of June 30, 2023:

Table 20

AgVantage Balances by Year of Maturity
As of
June 30, 2023
(in thousands)
2023	$1,191,302
2024	1,432,199
2025	1,066,125
2026	1,155,315
2027	1,025,698
Thereafter(1)	3,100,096
Total	$8,970,735
(1)Includes various maturities ranging from 2028 to 2049.

The weighted-average remaining maturity of the outstanding AgVantage securities shown in the table above was 4.8 years as of June 30, 2023.

Outlook

Farmer Mac continues to provide a stable source of liquidity, capital, and risk management tools as a secondary market that helps meet the financing needs of rural America. The pace and trajectory of Farmer Mac's growth will depend on the capital and liquidity needs of the lending institutions serving agriculture and rural infrastructure businesses and the overall financial health of borrowers in the sectors we serve. Market interest rates have increased significantly since the lows experienced in 2021, and interest rates on Farmer Mac products during second quarter 2023 continued to be higher than Farmer Mac's 15-year historical averages. New loan origination volumes tend to correlate inversely with changes in interest rates. However, prepayment rates also generally correlate inversely with changes in interest rates, with higher interest rates typically slowing the pace of portfolio loan repayments. Future changes to monetary policy and the overall level, pace, and duration of elevated interest rates could continue to impact the pace and timing of the Agricultural Finance mortgage loan purchase demand and repayments. Farmer Mac anticipates positive momentum in wholesale volume refinancing activity in the second half of 2023, with most of the AgVantage Securities scheduled to mature in the second half of 2023 expected to be successfully refinanced through the purchase of new AgVantage Securities.

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

•As a result of business and product development efforts and continued interest in the agricultural and rural infrastructure asset classes from institutional investors and nontraditional lenders, Farmer Mac's customer base and product set continue to expand and diversify, which may generate more demand for Farmer Mac's products from new sources.

•Farmer Mac's growing relationships with larger regional and national lenders, as well as consolidation within the agricultural and rural infrastructure lending industry, continue to provide opportunities that could influence Farmer Mac's loan demand and increase the average transaction size within Farmer Mac's lines of business.

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

The higher interest rate environment continued to create volatility in bank liquidity in second quarter 2023 in response to bank failures in first quarter 2023, which included the first commercial bank failures since 2020 and the largest bank failure since 2009. Farmer Mac is not a depository institution with volatility in investor withdrawals, which we believe insulates our portfolio from the same kinds of liquidity concerns recently facing some commercial banks. Some economic disruptions could actually positively affect Farmer Mac's funding costs relative to the market because, historically, major economic events have tended to cause investors to seek high-quality fixed income investments like Farmer Mac's debt securities. Because Farmer Mac's funding strategies are not depository in nature, Farmer Mac is generally able to fund beyond short-term disruptions and avoid many potential liquidity concerns. Funding advantages could provide Farmer Mac with more opportunities in a competitive lending environment.

The U.S. economy continued to exhibit signs of slowing in second quarter 2023. While consumer spending has retreated modestly from the highs experienced in 2022, the significantly higher interest rate environment continues to create uncertainty for the economic outlook for the U.S. economy in 2023 and 2024. And while labor markets continue to remain resilient, slower consumer spending, declines in residential housing investment, and the continued tightening of credit conditions following bank industry stress indicate that the probability of a U.S. or global recession remains elevated. Farmer Mac believes that its portfolio is sufficiently balanced to withstand the market volatility that arises with an economic recession, as the agricultural, food, and infrastructure industries tend not to be directly correlated with the general economy. Farmer Mac believes these sectors are generally well positioned to withstand an economic downturn due to ample consumer demand and government support.

The recent rise in short-term rates has provided an asymmetric benefit to Farmer Mac's earnings, and Farmer Mac projects limited downside to earnings when rates decline due to its proactive equity capital allocation strategies. This is due to our fundamental asset liability management approach, where Farmer Mac match funds the duration and convexity of our assets and liabilities in all rate environments, which enables Farmer Mac to minimize earnings volatility in periods of short-term interest rate volatility.

In addition to active fundamental asset liability management that enables Farmer Mac to mitigate earnings volatility in periods of short-term interest rate volatility, Farmer Mac's business has certain natural business hedges that help to insulate it from interest rate volatility. This is a key differentiator for Farmer Mac relative to other financial services entities. For example, when interest rates rise, prepayments also tend to decline - but interest earned on excess cash and capital would likely increase and Farmer Mac would continue to have strong market access, as Farmer Mac does not rely on deposits as a source of funding. Conversely, when interest rates decline, loan purchase volume often increases but prepayments also tend to increase, and interest earned on our liquidity portfolio usually ebbs. Farmer Mac is able to manage its interest rate risk through exercising callable issuances and maintaining its spreads. Although these natural business dynamics are not perfect offsets, they do counterbalance to mitigate volatility from changes in short-term interest rates.

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

Agricultural Industry. The agricultural economy experienced somewhat favorable conditions in second quarter 2023, with mixed commodity prices and continued easing in input price inflation. In response to Russia's invasion of Ukraine in early 2022, grain commodity prices rose rapidly during first half of 2022 and continued to be elevated during much of the second half of 2022. Higher commodity prices for grains and many animal proteins substantially increased gross cash receipts for the 2022 marketing year. Farm expense price levels fell again in second quarter 2023, driven by moderating feed, energy, and fertilizer prices. However, several farm expense categories such as interest, labor, and other inputs remain elevated and could experience additional upward pressure throughout 2023 and into 2024. Grain commodity prices moderated again in second quarter 2023 due to stabilizing supply expectations, though uncertainty in Ukraine could increase price volatility in the second half of 2023 and into 2024.

Overall farm income reached new highs in 2022 following a very profitable year in 2021. Net cash farm income increased by more than 28% in 2021 to $149.5 billion. The USDA estimates that net cash farm income climbed another 27% to $189.9 billion in 2022, a new all-time high. For both years, the primary driver of increased profitability was higher cash revenues and not government support payments like in 2019 and 2020. The USDA estimates production expenses rose by 19% in 2022, a level experienced in the 1970s and again in the 2012-2014 agricultural economy expansion. Looking forward, the USDA expects net cash farm income to fall by 21% to $150.6 billion in 2023 due to lower commodity prices and elevated farm expenses. However, the 2023 farm income projections are 20% higher than the 10-year average, demonstrating the continued strength in the farm economy.

The increase in farm profitability combined with low interest rates in 2020 and 2021 drove a rapid rise in land values and a decrease in farm delinquencies and bankruptcies that extended into 2023. Land value survey data from the USDA show a 12.4% increase in average farm real estate values from June 2021 to June 2022. Annual farm real estate value gains were highest in the Northern Plains (19.8%) and the Corn Belt (14.9%) but also strong in the Lake states (13.7%), the Southern Plains (11.3%), and the Pacific (9.7%). The Federal Reserve Bank of Chicago AgLetter reported a 10% gain in farmland values in the Seventh District (primarily Iowa, Indiana, Illinois, and Wisconsin) between April 2022 and April 2023. Data from the Federal Reserve Bank of Kansas City show a similar rise in land values in the Tenth District (primarily Kansas, Missouri, Nebraska, and Oklahoma) during that same period. Farmland value growth rates moderated in first quarter 2023 in the face of rapidly rising interest rates. Growth rates in land values could remain low in 2023 and into 2024 due to compressing farm profitability and an elevated interest rate environment. While regional averages for farmland values provide a good barometer for the overall movement in U.S. farmland values, economic forces affecting land markets are highly localized, and some markets may experience greater volatility in farmland values than state or national averages indicate.

Economic conditions are likely to bring mixed effects to credit demand during the second half of 2023. Strong asset appreciation in recent years could signal additional demand and capacity for farm debt as financial decision-makers look to lock in long-term economics for their appreciating farm and agribusiness assets. Farm profitability generally increases asset values and demand for the asset class for multiple years, which also contributes to increasing credit demand. However, the elevated interest rate environment could adversely impact mortgage portfolio growth, lowering new sales and originations but also potentially slowing portfolio prepayments. Finally, a changing yield curve coupled with widening market credit spreads could increase opportunities for corporate and institutional lending, as Farmer Mac's programs become more attractive at higher costs of capital. Combined, these factors are expected to be generally supportive of continued net portfolio growth for Farmer Mac during the second half of 2023.

Positive economic conditions in the agricultural economy improved Farmer Mac's agricultural portfolio performance in 2022, and they could continue to positively influence loan delinquencies and losses throughout 2023. Farmer Mac's 90-day delinquency levels decreased slightly in second quarter 2023 relative to first quarter 2023. The overall delinquency rate decreased from 0.66% of the Agricultural Finance line of business as of March 31, 2023 to 0.42% of the Agricultural Finance line of business as of June 30, 2023. The second quarter 2023 percentage is higher than the 0.20% delinquency rate as of June 30, 2022. The year-over-year increase in the seriously delinquent rate was caused by a small number of larger exposures experiencing idiosyncratic business disruptions. The top five exposures of seriously delinquent loans as of second quarter 2023 represent over two-thirds of all 90-day delinquent loans. See Note 12 - ("Subsequent Event") to the consolidated financial statements for more information about one of these delinquent loans based on events that occurred after June 30, 2023. Rising input costs, market volatility, and the potential for continued economic and weather-related stress increase the level of uncertainty inherent in the agricultural credit sector, which could negatively affect the trajectory of the current agricultural cycle. Farmer Mac believes that its portfolio continues to be highly diversified, both geographically and by commodity and that its portfolio has been underwritten to high credit quality standards. Therefore, Farmer Mac believes that its portfolio is well-positioned to endure reasonably foreseeable volatility from cyclical and external factors. For more information about the loan balances, loan-to-value ratios, 90-day delinquencies, and substandard asset rate for the Agricultural Finance mortgage loans in Farmer Mac's portfolio as of June 30, 2023, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Loans and Guarantees."

Exogenous factors facing farm and food producers can create uncertainty and market instability within the sector. External market conditions that could adversely impact the farm and food sectors in 2023 include foreign trade and trade policy, supply chain disruptions, and environmental conditions. The U.S. agricultural sector has become increasingly dependent on foreign markets as a source of demand, making trade policy an important consideration for farms and food. The USDA's estimate for fiscal year 2023 is a small decrease in export value over 2022. Through May 2023, agricultural export values were down approximately 8% in 2023 compared to 2022. The value of the U.S. dollar relative to other major currencies fell 2% in second quarter 2023, which may help support farm, food, fiber, and fuel exports through the second half of 2023. Slower global growth could be a headwind for consumer-oriented products like animal proteins, dairy, fruits, and nuts, and Ukrainian corn and wheat production may eventually stabilize. Because Farmer Mac has significant exposure to crop commodities like corn, soybeans, hay, wheat, and cotton, any increase in agricultural commodity prices is likely to benefit Farmer Mac's overall portfolio credit quality more than degradation from downward pressure on livestock and consumer product profitability.

Severe weather conditions and long-term environmental change continue to shape agricultural sectors. The U.S. experienced 18 separate billion-dollar weather disasters in 2022, as tracked by the National Oceanic and Atmospheric Administration. Many of those events affected agriculture, including midwestern storms, western wildfires, excessive heat, and drought. Federal crop insurance provides a strong mitigator against this risk, but farmers and ranchers face increasingly-severe weather incidents. Long and persistent heat and drought conditions affected agricultural production regions in the western and midwestern parts of the United States in 2021 and 2022, but there has been a sizable improvement in conditions in 2023, particularly in California. Only 3% of the continental U.S. remained in exceptional or extreme drought as of July 18, 2023, according to data from the National Drought Mitigation Center. Much of the U.S. that experienced high drought conditions in second quarter 2023 is in the Central Plains. For loans in areas that commonly experience exceptional drought (primarily in California), Farmer Mac's underwriting process includes an assessment of anticipated long-term water availability for the related property and how that impacts the collateral value and borrower's cash flow position to mitigate that risk. Flooding can also disrupt agricultural production, although the impacts are generally more temporary than those from extended drought. Copious winter precipitation in California has resulted in field flooding, particularly in the Tulare Lake bed. Farmer Mac has limited portfolio exposure in affected areas, but California flooding could remain a disruptor for western agricultural production in 2023.

Rural Infrastructure Industry. Economic conditions affecting the rural infrastructure industry typically follow those in the general economy. According to data from the U.S. Energy Information Administration, sales and the revenue from the sale of electricity to customers increased by 1.4% and 14.9%, respectively, in the last 12 months through April 2023 compared to April 2022. This increase was driven by a sharp increase in sales to the commercial, industrial, and transportation sectors and an increase in the retail price of electricity. Higher energy input prices such as natural gas and coal became a headwind in 2022. Natural gas prices rose consistently in 2021 and 2022 because of reduced supply and additional demand for U.S. liquified natural gas from European countries. Coal prices also rapidly increased in 2022, driven by higher natural gas prices and additional overseas demand to offset limited Russian coal exports. Despite higher input costs, power producers are generally able to pass cost increases through higher retail electricity prices, which has contributed to the increase in electricity costs impacting retail customers throughout 2022. Oil and natural gas prices were volatile during much of 2022 but moderated in fourth quarter 2022 and the first half of 2023. Through June 30, 2023, Farmer Mac had not observed material degradation in the financial performance of its rural infrastructure portfolio, and that portfolio has never experienced a serious delinquency or default since inception.

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

The growth in renewable energy generation and deployment of energy storage technologies may help deepen Farmer Mac's relationships with existing customers through new business opportunities. According to data from the U.S. Energy Information Administration, renewable electricity capacity is expected to grow by 48% in the next five years, compared to total electric capacity growth of 10%. The rising cost of fossil fuel-based inputs combined with the falling costs of renewable power generation may hasten this increase in capacity along with recently enacted legislation, such as the Inflation Reduction Act of 2022 that incentivizes domestic production in clean energy technologies such as solar and wind. Any such growth in renewable energy capacity may broaden Farmer Mac's customer base with cooperative lenders focused on lending to renewable energy customers. In response to this expected growth, Farmer Mac has deployed new financing products tailored to the renewable energy sector, which represents a new market opportunity for Farmer Mac. Under this initiative, Farmer Mac's total outstanding loans and loan commitments of renewable energy financing transactions was $327.9 million as of June 30, 2023.

Legislative and Regulatory Outlook. Farmer Mac continues to monitor potential legislative and regulatory changes that could affect Farmer Mac or its stakeholders, including:

•The current farm bill expires on September 30, 2023. Covering a variety of programs impacting farm profitability, agricultural credit, and rural infrastructure, it is a critical piece of legislation for rural America and the agricultural sector which includes Farmer Mac's customers. Congress has started an extensive process to review programs that are included in the farm bill in preparation for reauthorization. Farmer Mac is seeking changes to its charter to enhance its partnerships and services in support of farmers, ranchers, agribusinesses, and rural infrastructure in this farm bill reauthorization.

•In January 2023, the FCA board approved an advanced notice of proposed rulemaking to review Farmer Mac's regulatory capital framework. The notice sought public comment on Farmer Mac's regulatory capital requirements in the context of its business activities. The comment period was originally scheduled to close March 27, 2023 but was later extended to April 26, 2023. Farmer Mac and ten other organizations submitted comment letters before the extended deadline. In the FCA's proposed 2023 regulatory agenda, the agency is targeting a proposed rulemaking on Farmer Mac's regulatory capital framework for May 2024. This timeline may change, and Farmer Mac's management team will continue to monitor the FCA's process for this potential rulemaking.

•Two of the three members of the FCA board are currently serving in holdover status because their terms have expired. These board members will continue to serve in their roles until replacements are nominated by the President and confirmed by the U.S. Senate. In addition to potential changes at the board level, the FCA appointed Thomas R. Fay as the new director of the Office of Secondary Market Oversight (OSMO) in July 2023. OSMO is the office at FCA responsible for the examination, regulation, and supervision of the activities of Farmer Mac.

Balance Sheet Review

The following table summarizes Farmer Mac's balance sheet as of the periods indicated:

Table 21

	As of		Change
	June 30, 2023	December 31, 2022	$	%
	(in thousands)
Assets
Cash and cash equivalents	$874,090	$861,002	$13,088	2%
Investment securities	4,767,815	4,628,268	139,547	3%
Farmer Mac Guaranteed Securities	8,595,243	8,628,380	(33,137)	—%
USDA Securities	2,337,560	2,411,601	(74,041)	(3)%
Loans, net of allowance	9,112,976	8,994,350	118,626	1%
Loans held in trusts	1,447,632	1,211,116	236,516	20%
Other	524,249	598,393	(74,144)	(12)%
Total assets	$27,659,565	$27,333,110	$326,455	1%
Liabilities
Notes Payable	$24,510,004	$24,469,113	$40,891	—%
Debt securities of consolidated trusts held by third parties	1,357,763	1,181,948	175,815	15%
Other	445,243	410,091	35,152	9%
Total liabilities	$26,313,010	$26,061,152	$251,858	1%
Total equity	1,346,555	1,271,958	74,597	6%
Total liabilities and equity	$27,659,565	$27,333,110	$326,455	1%

Assets. The increase in total assets was primarily attributable to new loan volume, including those held in consolidated trusts, and a larger investment portfolio.

Liabilities. The increase in total liabilities was primarily due to an increase in total notes payable to fund the acquisition of loan volume, including those held in consolidated trusts.

Equity. The increase in total equity was primarily due to an increase in retained earnings and an increase in accumulated other comprehensive income.

Risk Management

Credit Risk – Loans and Guarantees.
Agricultural Finance - Direct Credit Exposure

Farmer Mac's direct credit exposure to Agricultural Finance mortgage loans as of June 30, 2023 was $10.8 billion across 48 states. Farmer Mac applies credit underwriting standards and methodologies to help assess exposures to loan purchases, which may include collateral valuation, financial metrics, and other appropriate borrower financial and credit information. For Corporate AgFinance loans, which are often larger loan exposures to agriculture production and agribusinesses that support agriculture production, food and fiber processing, and other supply chain production, and which may have risk profiles that differ from smaller agricultural mortgage loans, Farmer Mac has implemented methodologies and parameters that help assess credit risk based on the appropriate sector, borrower construct, and transaction complexity. For more information about Farmer Mac's underwriting and collateral valuation standards for

Agricultural Finance mortgage loans, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Farm & Ranch" and "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Corporate AgFinance" in Farmer Mac's 2022 Annual Report.

Farmer Mac's 90-day delinquency measure includes loans 90 days or more past due, as well as loans in foreclosure and non-performing loans where the borrower is in bankruptcy. For Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure, Farmer Mac's 90-day delinquencies as of June 30, 2023, were $45.4 million (0.42% of the Agricultural Finance mortgage loan portfolio to which Farmer Mac has direct credit exposure), compared to $70.6 million (0.66% of the Agricultural Finance mortgage loan portfolio) as of March 31, 2023 and $43.5 million (0.41% of the Agricultural Finance mortgage loan portfolio) as of December 31, 2022. Those 90-day delinquencies consisted of 42 delinquent loans as of June 30, 2023, compared to 51 delinquent loans as of March 31, 2023 and 37 delinquent loans as of December 31, 2022. The decrease in 90-day delinquencies was primarily driven by decreased delinquencies in permanent plantings, crops, livestock, and part-time farms and was partially offset by increased delinquencies in storage and processing. The top ten borrower exposures over 90 days delinquent represented over half of the 90-day delinquencies as of June 30, 2023. Farmer Mac believes that it remains adequately collateralized on its delinquent loans.

Farmer Mac's 90-day delinquency rate as of June 30, 2023 was below Farmer Mac's historical average. In the near-term, our delinquency rate may exceed our historical average due to changes in the agricultural or general economy or unforeseen and idiosyncratic events like adverse weather events. Farmer Mac's average 90-day delinquency rate as a percentage of its Agricultural Finance mortgage loan portfolio over the last 15 years is approximately 1%. The highest 90-day delinquency rate observed during that period occurred in 2009 at approximately 2%, which coincided with increased delinquencies in loans within Farmer Mac's ethanol loan portfolio.

The following table presents historical information about Farmer Mac's 90-day delinquencies in the Agricultural Finance mortgage loan portfolio compared to the unpaid principal balance of all Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure:

Table 22

	Agricultural Finance Mortgage Loans	90-Day Delinquencies	Percentage
	(dollars in thousands)
As of:
June 30, 2023	$10,826,201	$45,368	0.42%
March 31, 2023	10,680,419	70,646	0.66%
December 31, 2022	10,719,571	43,498	0.41%
September 30, 2022	10,508,549	44,232	0.42%
June 30, 2022	10,128,083	20,623	0.20%
March 31, 2022	9,879,978	55,847	0.57%
December 31, 2021	9,811,749	47,307	0.48%
September 30, 2021	9,445,359	54,792	0.58%
June 30, 2021	9,056,152	63,076	0.70%

Across all of Farmer Mac's lines of business, 90-day delinquencies represented 0.17% of total outstanding business volume as of June 30, 2023, compared to 0.17% as of December 31, 2022 and 0.08% as of June 30, 2022.

The following table presents outstanding Agricultural Finance mortgage loans and 90-day delinquencies as of June 30, 2023 by year of origination, geographic region, commodity/collateral type, original loan-to-value ratio, and range in the size of borrower exposure:

Table 23

Agricultural Finance Mortgage Loans 90-Day Delinquencies as of June 30, 2023
	Distribution of Agricultural Loans	Agricultural Loans	90-Day Delinquencies(1)	Percentage
	(dollars in thousands)
By year of origination:
2013 and prior	7%	$793,770	$2,334	0.29%
2014	2%	205,972	1,001	0.49%
2015	3%	331,259	9,585	2.89%
2016	5%	514,981	1,884	0.37%
2017	5%	522,750	3,725	0.71%
2018	6%	596,963	2,707	0.45%
2019	8%	856,691	1,491	0.17%
2020	18%	1,997,640	6,294	0.32%
2021	24%	2,643,844	931	0.04%
2022	16%	1,758,009	2,135	0.12%
2023	6%	604,322	13,281	0.12%
Total	100%	$10,826,201	$45,368	0.42%
By geographic region(2):
Northwest	13%	$1,415,190	$3,364	0.24%
Southwest	30%	3,283,820	10,997	0.33%
Mid-North	27%	2,860,745	5,065	0.18%
Mid-South	17%	1,832,717	10,551	0.58%
Northeast	4%	432,548	1,857	0.43%
Southeast	9%	1,001,181	13,534	1.35%
Total	100%	$10,826,201	$45,368	0.42%
By commodity/collateral type:
Crops	50%	$5,441,466	$18,321	0.34%
Permanent plantings	22%	2,365,839	3,801	0.16%
Livestock	18%	1,974,850	5,826	0.30%
Part-time farm	5%	473,121	2,824	0.60%
Ag. Storage and Processing	5%	553,809	14,596	2.64%
Other	—%	17,116	—	—%
Total	100%	$10,826,201	$45,368	0.42%
By original loan-to-value ratio:
0.00% to 40.00%	20%	$2,146,016	$17,009	0.79%
40.01% to 50.00%	23%	2,449,038	11,972	0.49%
50.01% to 60.00%	36%	3,843,821	10,019	0.26%
60.01% to 70.00%	19%	2,115,628	6,148	0.29%
70.01% to 80.00%(3)	2%	246,078	220	0.09%
80.01% to 90.00%(3)	—%	25,620	—	—%
Total	100%	$10,826,201	$45,368	0.42%
By size of borrower exposure(4):
Less than $1,000,000	26%	$2,774,649	$9,005	0.32%
$1,000,000 to $4,999,999	37%	4,030,386	16,904	0.42%
$5,000,000 to $9,999,999	14%	1,628,493	9,874	0.61%
$10,000,000 to $24,999,999	13%	1,362,658	9,585	0.70%
$25,000,000 and greater	10%	1,030,015	—	—%
Total	100%	$10,826,201	$45,368	0.42%
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

Another indicator that Farmer Mac considers in analyzing the credit quality of its Agricultural Finance mortgage loans is the level of internally-rated "substandard" assets, both in dollars and as a percentage of the outstanding portfolio. Assets categorized as "substandard" have a well-defined weakness or weaknesses, and there is a distinct possibility that some loss will be sustained if deficiencies are not corrected. As of June 30, 2023, Farmer Mac's Agricultural Finance mortgage loans (to which it has direct credit exposure) comprising substandard assets were $194.6 million (1.8% of the portfolio), compared to $205.1 million (1.9% of the portfolio) as of March 31, 2023, and $209.4 million (2.0% of the portfolio) as of December 31, 2022. Those substandard assets comprised 239 loans as of June 30, 2023, 241 loans as of March 31, 2023, and 243 loans as of December 31, 2022.

The decrease of $10.5 million in substandard assets during second quarter 2023 was primarily driven by credit upgrades in our on-balance sheet portfolios. Substandard assets decreased as a percentage of our on-balance sheet portfolio and increased as a percentage of our off-balance sheet portfolio during second quarter 2023.

The percentage of substandard assets within the portfolio as of June 30, 2023 was below the historical average. Farmer Mac's average substandard assets as a percentage of its Agricultural Finance mortgage loans over the last 15 years is approximately 4%. The highest substandard asset rate observed during the last 15 years occurred in 2010 at approximately 8%, which coincided with an increase in substandard loans within Farmer Mac's ethanol portfolio. If Farmer Mac's substandard asset rate increases from current levels, it is likely that Farmer Mac's provision to the allowance for loan losses and the reserve for losses will also increase.

Although some credit losses are inherent to the business of agricultural lending, Farmer Mac believes that losses associated with the current agricultural credit cycle will be moderated by the strength and diversity of its portfolio, which Farmer Mac believes is adequately collateralized.

Farmer Mac considers a loan's original loan-to-value ratio as one of many factors in evaluating loss severity. Loan-to-value ratios depend on the market value of a property, as determined in accordance with Farmer Mac's collateral valuation standards. As of June 30, 2023 and December 31, 2022, the average unpaid principal balances for Agricultural Finance mortgage loans outstanding and to which Farmer Mac has direct credit exposure was $800,000 and $806,000, respectively. Farmer Mac calculates the "original loan-to-value" ratio of a loan by dividing the original loan principal balance by the original appraised property value. This calculation does not reflect any amortization of the original loan balance or any adjustment to the original appraised value to provide a current market value. The original loan-to-value ratio of any cross-collateralized loans is calculated on a combined basis rather than on a loan-by-loan basis. The weighted-average original loan-to-value ratio for Agricultural Finance mortgage loans purchased during second quarter 2023 was 51%, compared to 43% for loans purchased during second quarter 2022. The weighted-average original loan-to-value ratio for Agricultural Finance mortgage loans and loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs was 50% and 51% as of June 30, 2023 and December 31, 2022, respectively. The weighted-average original loan-to-value ratio for all 90-day delinquencies was 37% and 46% as of June 30, 2023 and December 31, 2022, respectively.

The weighted-average current loan-to-value ratio (the loan to-value ratio based on original appraised value and current outstanding loan amount adjusted to reflect amortization) for Agricultural Finance mortgage loans and loans underlying off-balance sheet Farmer Mac Guaranteed Securities and LTSPCs was 45% and 46% as of June 30, 2023 and December 31, 2022, respectively.

The following table presents the current loan-to-value ratios for the Agricultural Finance mortgage loans to which Farmer Mac has direct credit exposure, as disaggregated by internally assigned risk ratings:

Table 24

Agricultural Finance Mortgage Loans current loan-to-value ratio by internally assigned risk rating as of June 30, 2023
	Acceptable	Special Mention	Substandard	Total
	(in thousands)
Current loan-to-value ratio(1):
0.00% to 40.00%	$3,269,239	$67,333	$71,655	$3,408,227
40.01% to 50.00%	2,690,301	77,079	43,412	2,810,792
50.01% to 60.00%	2,855,370	102,720	37,432	2,995,522
60.01% to 70.00%	1,262,757	96,577	22,053	1,381,387
70.01% to 80.00%	183,491	13,821	16,154	213,466
80.01% and greater	12,101	781	3,925	16,807
Total	$10,273,259	$358,311	$194,631	$10,826,201
(1)The current loan-to-value ratio is based on original appraised value (or most recently obtained valuation, if available) and current outstanding loan amount adjusted to reflect loan amortization.

The following table presents Farmer Mac's cumulative net credit losses relative to the cumulative original balance for all Agricultural Finance mortgage loans as of June 30, 2023 by year of origination, geographic region, and commodity/collateral type. The purpose of this table is to present information about realized losses relative to original Farm & Ranch purchases, guarantees, and commitments.

Table 25

Agricultural Finance Mortgage Loans Credit Losses Relative to Cumulative
Original Loans, Guarantees, and LTSPCs as of June 30, 2023
	Cumulative Original Loans, Guarantees and LTSPCs	Cumulative Net Credit Losses/(Recoveries)	Cumulative Loss Rate
	(dollars in thousands)
By year of origination:
2013 and prior	$18,735,695	$33,785	0.18%
2014	1,088,631	—	—%
2015	1,249,421	(516)	(0.04)%
2016	1,591,052	903	0.06%
2017	1,696,472	4,311	0.25%
2018	1,389,300	—	—%
2019	1,600,111	—	—%
2020	2,914,730	—	—%
2021	3,295,240	—	—%
2022	1,979,278	—	—%
2023	674,579	—	—%
Total	$36,214,509	$38,483	0.11%
By geographic region(1):
Northwest	$4,639,194	$12,094	0.26%
Southwest	12,181,868	8,542	0.07%
Mid-North	9,020,543	17,165	0.19%
Mid-South	5,148,787	(613)	(0.01)%
Northeast	1,861,891	323	0.02%
Southeast	3,362,226	972	0.03%
Total	$36,214,509	$38,483	0.11%
By commodity/collateral type:
Crops	$16,728,948	$3,790	0.02%
Permanent plantings	7,887,146	9,783	0.12%
Livestock	7,925,747	3,836	0.05%
Part-time farm	1,903,123	1,090	0.06%
Ag. Storage and Processing	1,600,793	19,984	1.25%
Other	168,752	—	—%
Total	$36,214,509	$38,483	0.11%
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

Analysis of portfolio performance indicates that commodity type is the primary determinant of Farmer Mac's exposure to loss on a given loan. The following tables present concentrations of Agricultural Finance mortgage loans by commodity type within geographic region and cumulative credit losses by origination year and commodity type:

Table 26

	As of June 30, 2023
	Agricultural Finance Mortgage Loans Concentrations by Commodity Type within Geographic Region
	Crops	Permanent Plantings	Livestock	Part-time Farm	Ag. Storage and Processing	Other	Total
	(dollars in thousands)
By geographic region(1):
Northwest	$749,413	$231,050	$297,315	$109,424	$27,965	$23	$1,415,190
	6.9%	2.2%	2.7%	1.0%	0.3%	—%	13.1%
Southwest	713,354	1,758,751	555,610	107,025	133,612	15,468	3,283,820
	6.6%	16.3%	5.1%	1.0%	1.2%	0.1%	30.3%
Mid-North	2,380,061	11,207	247,750	84,620	135,693	1,414	2,860,745
	22.0%	0.1%	2.3%	0.8%	1.3%	—%	26.5%
Mid-South	1,080,426	78,544	556,684	62,159	54,888	16	1,832,717
	10.0%	0.7%	5.1%	0.6%	0.5%	—%	16.9%
Northeast	189,807	44,043	68,381	49,740	80,577	—	432,548
	1.8%	0.4%	0.6%	0.5%	0.7%	—%	4.0%
Southeast	328,405	242,244	249,110	60,153	121,074	195	1,001,181
	3.0%	2.2%	2.3%	0.6%	1.1%	—%	9.2%
Total	$5,441,466	$2,365,839	$1,974,850	$473,121	$553,809	$17,116	$10,826,201
	50.3%	21.9%	18.1%	4.5%	5.1%	0.1%	100.0%
(1)Geographic regions:  Northwest (AK, ID, MT, OR, WA, WY); Southwest (AZ, CA, CO, HI, NM, NV, UT); Mid-North (IA, IL, IN, MI, MN, NE, ND, SD, WI); Mid-South (AR, KS, LA, MO, OK, TX); Northeast (CT, DE, KY, MA, MD, ME, NH, NJ, NY, OH, PA, RI, VA, VT, WV); Southeast (AL, FL, GA, MS, NC, SC, TN).

Table 27

	As of June 30, 2023
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

Rural Infrastructure Finance - Direct Credit Exposure

Farmer Mac's direct credit exposure to Rural Infrastructure Finance loans held and loans underlying LTSPCs as of June 30, 2023 was $3.8 billion across 45 states. For more information about Farmer Mac's underwriting and collateral valuation standards for Rural Infrastructure Finance loans, see "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Underwriting and Collateral Standards" in Farmer Mac's 2022 Annual Report. As of June 30, 2023, there were no delinquencies in Farmer Mac's portfolio of Rural Infrastructure Finance loans.

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

Table 28

	Rural Infrastructure Finance portfolio by internally assigned risk rating as of June 30, 2023
	Acceptable	Special Mention	Substandard	Total
	(in thousands)
Distribution Cooperative	$2,331,562	$—	$—	$2,331,562
G&T Cooperative	697,645	—	—	697,645
Renewable Energy	327,901	—	—	327,901
Telecommunications	440,073	—	—	440,073
Rural Infrastructure Total	$3,797,181	$—	$—	$3,797,181

For more information about the credit quality of Farmer Mac's Rural Infrastructure Finance portfolio and the associated allowance for losses please refer to Notes 5 and 6 of the consolidated financial statements.

Other Considerations Regarding Credit Risk Related to Loans and Guarantees

The credit exposure on USDA Securities, including those underlying Farmer Mac Guaranteed USDA Securities, is guaranteed by the full faith and credit of the United States. Therefore, Farmer Mac believes that we have little or no credit risk exposure to the USDA Securities in the Agricultural Finance line of business because of the USDA guarantee. As of June 30, 2023, Farmer Mac had not experienced any credit losses on any USDA Securities or Farmer Mac Guaranteed USDA Securities and does not expect to incur any such losses in the future. Because we do not expect credit losses on this portfolio, Farmer Mac does not provide an allowance for losses on its portfolio of USDA Securities.

Farmer Mac requires many lenders to make representations and warranties about the conformity of Agricultural Finance mortgage loans to Farmer Mac's standards, the accuracy of loan data provided to Farmer Mac, and other requirements related to the loans. Sellers who make these representations and warranties are responsible to Farmer Mac for breaches of those representations and warranties. Farmer Mac has the ability to require a seller to cure, replace, or repurchase a loan sold or transferred to Farmer Mac if any breach of a representation or warranty is discovered that was material to Farmer Mac's decision to purchase the loan or that directly or indirectly causes a default or potential loss on a loan sold or transferred by the seller to Farmer Mac. During the previous three years ended June 30, 2023, there have been no breaches of representations and warranties by sellers that resulted in Farmer Mac requiring a seller to cure, replace, or repurchase a loan. In addition to relying on the representations and warranties of sellers, Farmer Mac also underwrites the Agricultural Finance mortgage loans (other than rural housing and part-time farm mortgage loans) and Rural Infrastructure Finance loans on which it has direct credit exposure. For rural housing and part-time farm mortgage loans, Farmer Mac relies on representations and warranties from the seller that those loans conform to Farmer Mac's specified underwriting criteria. For more information about Farmer Mac's loan eligibility requirements and underwriting standards, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Loan Eligibility," "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Farm & Ranch," "Business—Farmer Mac's Lines of Business—Agricultural Finance—Underwriting and Collateral Standards—Corporate AgFinance," and "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Underwriting and Collateral Standards" in Farmer Mac’s 2022 Annual Report.

Under contracts with Farmer Mac and in consideration for servicing fees, Farmer Mac-approved servicers service loans in accordance with Farmer Mac's requirements. Servicers are responsible to Farmer Mac for material errors in the servicing of those loans. If a servicer materially breaches the terms of its servicing agreement with Farmer Mac, such as failing to forward payments received or releasing collateral without

Farmer Mac's consent, or experiences insolvency or bankruptcy, the servicer is responsible for any corresponding damages to Farmer Mac and, in most cases, Farmer Mac has the right to terminate the servicing relationship for a particular loan or the entire portfolio serviced by the servicer. Farmer Mac also can proceed against the servicer in arbitration or exercise any remedies available to it under law. During the previous three years ended June 30, 2023, Farmer Mac had not exercised any remedies or taken any formal action against any servicers. For more information about Farmer Mac's servicing requirements, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Loan Servicing" and "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Lenders and Loan Servicing" in Farmer Mac’s 2022 Annual Report.

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

In the event of a default on an AgVantage security, Farmer Mac would have recourse to the pledged collateral and have rights to the ongoing borrower payments of principal and interest. As a result, Farmer Mac has indirect credit exposure to the Agricultural Finance mortgage loans and Rural Infrastructure loans that secure AgVantage securities. For AgVantage counterparties that are institutional real estate investors or financial funds and other similar entities, Farmer Mac also typically requires that the counterparty (1) maintain a higher collateralization level, through either a higher overcollateralization percentage or lower loan-to-value ratio thresholds and (2) comply with specified financial covenants for the life of the related AgVantage security to avoid default. As of June 30, 2023, Farmer Mac had not experienced any credit losses on any AgVantage securities. For a more detailed description of AgVantage securities, see "Business—Farmer Mac's Lines of Business—Agricultural Finance—Other Products – Agricultural Finance—AgVantage Securities" and "Business—Farmer Mac's Lines of Business—Rural Infrastructure Finance—Other Products – Rural Infrastructure Finance—AgVantage Securities" in Farmer Mac’s 2022 Annual Report.

The unpaid principal balance of outstanding on-balance sheet AgVantage securities secured by loans eligible for the Agricultural Finance line of business totaled $5.8 billion as of June 30, 2023 and $6.0 billion as of December 31, 2022. The unpaid principal balance of on-balance sheet AgVantage securities secured by loans eligible for the Rural Infrastructure Finance line of business totaled $3.1 billion as of June 30, 2023 and $3.0 billion as of December 31, 2022. The unpaid principal balance of outstanding off-balance sheet AgVantage securities totaled $1.1 million as of June 30, 2023 and $1.2 million as of December 31, 2022.

The following table provides information about the issuers of AgVantage securities and the required collateralization levels for those transactions as of June 30, 2023 and December 31, 2022:

Table 29

	As of June 30, 2023		As of December 31, 2022
Counterparty	Balance	Required Collateralization	Balance	Required Collateralization
	(dollars in thousands)
AgVantage:
CFC	$3,142,612	100%	$3,045,325	100%
MetLife	2,050,000	103%	2,050,000	103%
Rabo AgriFinance	2,710,000	105%	2,855,000	105%
Other(1)	1,068,123	100% to 125%	1,059,600	100% to 125%
Total outstanding	$8,970,735		$9,009,925
(1)Consists of AgVantage securities issued by 10 and 12 different issuers as of June 30, 2023 and December 31, 2022, respectively.

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

Credit Risk – Other Investments. As of June 30, 2023, Farmer Mac had $0.9 billion of cash and cash equivalents and $4.8 billion of investment securities. The management of the credit risk inherent in these investments is governed by Farmer Mac's internal policies as well as regulations issued by the FCA found at 12 C.F.R. §§ 652.1-652.45 ("Liquidity and Investment Regulations"). In addition to establishing a portfolio of highly liquid investments as an available source of cash, the goals of Farmer Mac's investment policies are designed to minimize Farmer Mac's exposure to financial market volatility, preserve capital, and support Farmer Mac's access to the debt markets.

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

The Liquidity and Investment Regulations and Farmer Mac's internal policies also establish concentration limits, which are intended to limit exposure to any single entity, issuer, or obligor. The Liquidity and Investment Regulations limit Farmer Mac's total credit exposure to any single entity, issuer, or obligor of securities to 10% of Farmer Mac's regulatory capital ($140.0 million as of June 30, 2023). However, Farmer Mac's current policy limits this total credit exposure to 5% of its regulatory capital ($70.0 million as of June 30, 2023). These exposure limits do not apply to obligations of U.S. government agencies or GSEs, although Farmer Mac's current policy restricts investing more than 100% of regulatory capital in the senior non-convertible debt securities of any one GSE.

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

Farmer Mac's $0.9 billion of cash and cash equivalents held as of June 30, 2023 mature within three months. As of June 30, 2023, $3.1 billion of the $4.8 billion of investment securities (66%) were floating rate securities with rates that adjust within one year or fixed rate securities with original maturities between three months and one year. Farmer Mac's floating rate investment securities are funded with floating rate debt. The fixed rate investment securities are generally funded in a manner consistent with Farmer Mac's overall funding strategy that approximates a duration and convexity match.

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

The following schedule summarizes the results of Farmer Mac's MVE and NES sensitivity analysis as of June 30, 2023 and December 31, 2022 to an immediate and instantaneous uniform or "parallel" shift in the yield curve:

Table 30

	Percentage Change in MVE from Base Case
Interest Rate Scenario	As of June 30, 2023	As of December 31, 2022
+100 basis points	(3.9)%	(3.7)%
-100 basis points	3.1%	2.7%

	Percentage Change in NES from Base Case
Interest Rate Scenario	As of June 30, 2023	As of December 31, 2022
+100 basis points	(0.8)%	0.4%
-100 basis points	0.4%	(0.6)%

As of June 30, 2023, Farmer Mac's duration gap was positive 3.4 months, compared to positive 3.6 months as of December 31, 2022. Interest rates within the yield curve flattened during the first half of 2023, as the 2-year U.S. Treasury Note yield-to-maturity increased by approximately 47 basis points and the 10-year U.S. Treasury Note yield-to-maturity decreased by approximately 4 basis points versus year-end 2022. This rate movement contributed to lengthening the duration of Farmer Mac's funded assets compared to its debt and financial derivatives, thereby widening Farmer Mac's duration gap.

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

As of June 30, 2023, Farmer Mac had $25.3 billion combined notional amount of interest rate swaps, with terms ranging from less than one year to just over thirty years, of which $9.5 billion were pay-fixed interest rate swaps, $14.4 billion were receive-fixed interest rate swaps, and $1.5 billion were basis swaps.

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

Certain financial derivatives are designated as fair value hedges of fixed rate assets classified as available for sale or liabilities to protect against fair value changes in the assets or liabilities related to a benchmark interest rate (e.g. SOFR). Also, certain financial derivatives are designated as cash flow hedges to mitigate the volatility of future interest rate payments on floating rate debt.

As discussed in Note 4 to the consolidated financial statements, all financial derivatives are recorded on the balance sheet at fair value as derivative assets or as derivative liabilities. Changes in the fair values of undesignated financial derivatives are reported in "Gains on financial derivatives" in the consolidated statements of operations. For financial derivatives designated in fair value hedge accounting relationships, changes in the fair values of the hedged items related to the risk being hedged are reported in "Net interest income" in the consolidated statements of operations. Interest accruals on derivatives designated in fair value hedge accounting relationships are also recorded in "Net interest income" in the consolidated statements of operations. For financial derivatives designated in cash flow hedge accounting relationships, the unrealized gain or loss on the derivative is recorded in other comprehensive income. Because the hedging instrument is an interest rate swap and the hedged forecasted transactions are future interest payments on floating rate debt, amounts recorded in accumulated other comprehensive income are reclassified to "Total interest expense" in conjunction with the recognition of interest expense on the debt. All of Farmer Mac's interest rate swap transactions are conducted under standard collateralized agreements that limit Farmer Mac's potential credit exposure to any counterparty. As of both June 30, 2023 and December 31, 2022, Farmer Mac had no uncollateralized net exposures based on the mark-to-market value of the portfolio of interest rate swaps.

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

As of June 30, 2023, Farmer Mac held $7.1 billion of floating rate assets in its lines of business and its investment portfolio that reset based on floating rate market indices, such as SOFR. As of the same date, Farmer Mac also had $9.5 billion of interest rate swaps outstanding where Farmer Mac pays a fixed rate of interest and receives a floating rate of interest, primarily SOFR.

Discontinuation of LIBOR

As described in "Risk Factors—Market Risk" in Part I, Item 1A of the 2022 Annual Report, Farmer Mac faces risks associated with the reform, replacement, or discontinuation of the LIBOR benchmark interest rate and the transition to an alternative benchmark interest rate. Farmer Mac does not foresee a material impact on our business due to the replacement benchmark interest rates expected to replace LIBOR, including SOFR, which is the replacement benchmark rate recommended by the Alternative Reference Rates Committee and designated by the Adjustable Interest Rate (LIBOR) Act and implementing regulations.

As of June 30, 2023, Farmer Mac held $2.3 billion of floating rate assets in its lines of business and its investment portfolio, had issued $0.2 billion of floating rate debt, and had entered into $8.3 billion notional amount of interest rate swaps, each of which previously reset based on LIBOR. Our Non-Cumulative Series C Preferred Stock currently pays a fixed rate of interest until July 17, 2024 and thereafter pays interest at a floating rate equal to three-month LIBOR plus 3.260% if we do not redeem it.

As discussed above, some of Farmer Mac’s assets, liabilities, and equity were indexed to LIBOR with exposure extending past June 30, 2023.

The publication of LIBOR on a representative basis ceased for one-week and two-month LIBOR as of January 1, 2022, and the remaining LIBOR tenors ceased immediately after June 30, 2023.

During the period, Farmer Mac had LIBOR exposure related to assets, liabilities, and equity with interest rates indexed to LIBOR. As of June 30, 2023, Farmer Mac has transitioned all outstanding LIBOR exposure to convert to reference rate SOFR beginning July 3, 2023 or at the start of the next reset period. Therefore, we have no further variable LIBOR exposure at June 30, 2023.

The market transition away from LIBOR and towards alternative benchmark interest rate indices may be complicated and is expected to require term and credit adjustments to accommodate for differences between reference rate SOFR.

Liquidity and Capital Resources

Farmer Mac's primary sources of funds to meet its liquidity and funding needs are the proceeds of its debt issuances, guarantee and commitment fees, net effective spread, loan repayments, and maturities of AgVantage and investment securities. Farmer Mac regularly accesses the debt capital markets for funding, and Farmer Mac has maintained steady access to the debt capital markets throughout 2023. Farmer Mac funds its purchases of eligible loan assets, USDA Securities, Farmer Mac Guaranteed Securities, and investment assets and finances its operations primarily by issuing debt obligations of various maturities in the debt capital markets. As of June 30, 2023, Farmer Mac had outstanding discount notes of $1.0 billion, medium-term notes that mature within one year of $7.4 billion, and medium-term notes that mature after one year of $16.7 billion.

Assuming continued access to the debt capital markets, Farmer Mac believes it has sufficient liquidity and capital resources to support its operations for the next 12 months and for the foreseeable future. Farmer Mac has a contingency funding plan to manage unanticipated disruptions in its access to the debt capital markets. Farmer Mac must maintain a minimum of 90 days of liquidity under the Liquidity and Investment Regulations. In accordance with the methodology for calculating available days of liquidity under those regulations, Farmer Mac maintained a monthly average of 307 days of liquidity throughout second quarter 2023 and had 307 days of liquidity as of June 30, 2023.

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
•money market instruments;
•diversified investment funds;
•asset-backed securities;
•corporate debt securities; and
•mortgage-backed securities.

The following table presents these assets as of June 30, 2023 and December 31, 2022:

Table 31

	As of June 30, 2023	As of December 31, 2022
	(in thousands)
Cash and cash equivalents	$874,090	$861,002
Investment securities:
Guaranteed by U.S. Government and its agencies	1,232,403	1,444,650
Guaranteed by GSEs	3,516,154	3,160,919
Asset-backed securities	19,032	19,027
Total	$5,641,679	$5,485,598

The objectives of the investment portfolio as of June 30, 2023 and December 31, 2022 are to provide a level of liquidity that mitigates enterprise risk, provides a reliable source of short-term and long-term liquidity, to prepare for the possibility of future volatility in the debt capital markets, and to support program asset growth.

Capital Requirements. Farmer Mac is subject to the following statutory capital requirements – minimum, critical, and risk-based. Farmer Mac must comply with the higher of the minimum capital requirement and the risk-based capital requirement. As of June 30, 2023, Farmer Mac was in compliance with its statutory capital requirements and was classified as within "level 1" (the highest compliance level).

In accordance with the FCA's rule on capital planning, Farmer Mac's board of directors has adopted a policy for maintaining a sufficient level of "Tier 1" capital (consisting of retained earnings, paid-in capital, common stock, and qualifying preferred stock). That policy restricts Tier 1-eligible dividends and any discretionary bonus payments if Tier 1 capital falls below specified thresholds. As of June 30, 2023 and 2022, Farmer Mac's Tier 1 capital ratio was 15.9% and 14.7%, respectively. As of June 30, 2023, Farmer Mac was in compliance with its capital adequacy policy. Farmer Mac does not expect its compliance on an ongoing basis with the FCA's rule on capital planning, including Farmer Mac's policy on Tier 1 capital, to materially affect Farmer Mac's operations or financial condition.

For more information about the capital requirements applicable to Farmer Mac, its capital adequacy policy, and the FCA's rule on capital planning, see "Business—Government Regulation of Farmer Mac—Capital Standards" in Farmer Mac's 2022 Annual Report. See Note 8 to the consolidated financial statements for more information about Farmer Mac's capital position.

Other Matters

None.

Supplemental Information

The following tables present quarterly and annual information about new business volume, repayments, and outstanding business volume:

Table 32

New Business Volume
	Agricultural Finance		Rural Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Total
	(in thousands)
For the quarter ended:
June 30, 2023	$1,574,169	$218,136	$294,292	$71,611	$2,158,208
March 31, 2023	750,040	203,211	683,232	89,747	1,726,230
December 31, 2022	1,114,255	165,395	140,222	43,737	1,463,609
September 30, 2022	1,927,209	169,932	547,117	61,653	2,705,911
June 30, 2022	1,418,397	107,916	326,899	35,307	1,888,519
March 31, 2022	2,452,539	103,353	377,965	41,636	2,975,493
December 31, 2021	2,075,540	411,838	631,338	12,594	3,131,310
September 30, 2021	1,791,662	122,043	609,745	4,152	2,527,602
June 30, 2021	925,950	159,958	410,666	3,441	1,500,015

For the year ended:
December 31, 2022	$6,912,400	$546,596	$1,392,203	$182,333	$9,033,532
December 31, 2021	5,881,049	880,232	1,823,295	43,671	8,628,247

Table 33

Repayments of Assets
	Agricultural Finance		Rural Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Total
	(in thousands)
For the quarter ended:
Scheduled	$1,050,480	$81,386	$558,944	$52,203	$1,743,013
Unscheduled	96,507	55,976	13,138	—	165,621
June 30, 2023	$1,146,987	$137,362	$572,082	$52,203	$1,908,634

Scheduled	$279,676	$78,482	$95,809	$11,424	$465,391
Unscheduled	231,288	128,254	57,354	—	416,896
March 31, 2023	$510,964	$206,736	$153,163	$11,424	$882,287

Scheduled	$447,976	$64,308	$75,671	$9,809	$597,764
Unscheduled	136,245	132,366	1,201	—	269,812
December 31, 2022	$584,221	$196,674	$76,872	$9,809	$867,576

Scheduled	$724,580	$38,018	$422,917	$13,429	$1,198,944
Unscheduled	296,763	64,439	—	—	361,202
September 30, 2022	$1,021,343	$102,457	$422,917	$13,429	$1,560,146

Scheduled	$1,114,779	$42,162	$159,491	$7,898	$1,324,330
Unscheduled	286,303	30,203	1,791	—	318,297
June 30, 2022	$1,401,082	$72,365	$161,282	$7,898	$1,642,627

Scheduled	$1,535,369	$39,480	$266,349	$7,790	$1,848,988
Unscheduled	434,794	60,947	397	—	496,138
March 31, 2022	$1,970,163	$100,427	$266,746	$7,790	$2,345,126

Scheduled	$928,663	$205,778	$816,802	$18,526	$1,969,769
Unscheduled	318,024	48,042	—	—	366,066
December 31, 2021	$1,246,687	$253,820	$816,802	$18,526	$2,335,835

Scheduled	$725,713	$406,285	$95,443	$4,043	$1,231,484
Unscheduled	374,287	—	201	—	374,488
September 30, 2021	$1,100,000	$406,285	$95,644	$4,043	$1,605,972

Scheduled	$380,684	$139,774	$225,257	$4,704	$750,419
Unscheduled	409,393	3,921	1,652	—	414,966
June 30, 2021	$790,077	$143,695	$226,909	$4,704	$1,165,385

For the year ended:
Scheduled	$3,822,704	$183,968	$924,428	$38,926	$4,970,026
Unscheduled	1,154,105	287,955	3,389	—	1,445,449
December 31, 2022	$4,976,809	$471,923	$927,817	$38,926	$6,415,475

Scheduled	$2,756,150	$872,458	$1,237,984	$29,944	$4,896,536
Unscheduled	1,603,355	134,053	4,132	—	1,741,540
December 31, 2021	$4,359,505	$1,006,511	$1,242,116	$29,944	$6,638,076

Table 34

Outstanding Business Volume
	Agricultural Finance		Rural Infrastructure Finance
	Farm & Ranch	Corporate AgFinance	Rural Utilities	Renewable Energy	Total
	(in thousands)
As of:
June 30, 2023	$18,116,503	$1,680,756	$6,611,892	$327,901	$26,737,052
March 31, 2023	17,685,961	1,599,982	6,889,682	308,493	26,484,118
December 31, 2022	17,728,792	1,603,507	6,359,613	230,170	25,922,082
September 30, 2022	17,199,347	1,634,786	6,296,263	196,242	25,326,638
June 30, 2022	16,591,999	1,567,311	6,172,063	148,018	24,479,391
March 31, 2022	16,575,595	1,540,760	6,006,446	120,609	24,243,410
December 31, 2021	16,094,639	1,537,834	5,895,227	86,763	23,614,463
September 30, 2021	15,565,589	1,379,816	6,080,691	92,695	23,118,791
June 30, 2021	14,873,926	1,664,059	5,566,591	92,585	22,197,161

Table 35

On-Balance Sheet Outstanding Business Volume
	Fixed Rate	5- to 10-Year ARMs & Resets	1-Month to 3-Year ARMs	Total Held in Portfolio
	(in thousands)
As of:
June 30, 2023	$13,721,129	$3,003,560	$5,493,104	$22,217,793
March 31, 2023	13,607,740	3,020,229	5,924,032	22,552,001
December 31, 2022	13,693,810	3,031,288	5,251,427	21,976,525
September 30, 2022	13,810,162	2,960,596	4,644,958	21,415,716
June 30, 2022	13,798,771	2,939,467	3,993,956	20,732,194
March 31, 2022	14,174,611	2,858,521	3,443,816	20,476,948
December 31, 2021	13,228,675	2,896,014	3,695,269	19,819,958
September 30, 2021	12,921,572	2,872,499	3,818,550	19,612,621
June 30, 2021	11,800,429	2,878,637	4,254,625	18,933,691

The following table presents the quarterly net effective spread (a non-GAAP measure) by segment:

Table 36

	Net Effective Spread(1)
	Agricultural Finance				Rural Infrastructure Finance				Treasury
	Farm & Ranch		Corporate AgFinance		Rural Utilities		Renewable Energy		Funding		Investments		Net Effective Spread
	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield	Dollars	Yield
	(dollars in thousands)
For the quarter ended:
June 30, 2023(2)	$34,388	1.03%	$7,444	1.92%	$5,808	0.38%	$1,100	1.47%	$32,498	0.48%	$594	0.04%	$81,832	1.20%
March 31, 2023	32,465	0.97%	7,148	1.94%	5,507	0.36%	858	1.53%	31,738	0.47%	(543)	(0.04)%	77,173	1.15%
December 31, 2022	32,770	0.98%	7,471	1.94%	4,960	0.34%	935	1.76%	27,656	0.42%	(2,689)	(0.19)%	71,103	1.07%
September 30, 2022	33,343	1.04%	7,600	1.99%	4,220	0.30%	705	1.97%	22,564	0.36%	(2,791)	(0.21)%	65,641	1.03%
June 30, 2022(2)	32,590	1.05%	6,929	1.87%	3,733	0.27%	468	1.78%	18,508	0.30%	(1,282)	(0.10)%	60,946	0.99%
March 31, 2022	30,354	1.02%	7,209	1.96%	3,159	0.23%	375	1.69%	16,738	0.28%	4	—%	57,839	0.97%
December 31, 2021	28,998	0.99%	6,321	1.84%	2,521	0.19%	356	1.53%	15,979	0.28%	158	0.01%	54,333	0.94%
September 30, 2021	28,914	1.06%	7,163	1.80%	2,067	0.16%	236	1.09%	17,386	0.31%	159	0.01%	55,925	0.99%
June 30, 2021	29,163	1.06%	6,676	1.65%	1,759	0.14%	378	1.80%	18,449	0.33%	126	0.01%	56,551	1.01%
(1)Farmer Mac excludes the Corporate segment in the presentation above because the segment does not have any interest-earning assets.
(2)See Note 10 to the consolidated financial statements for a reconciliation of GAAP net interest income by segment to net effective spread by segment for the three months ended June 30, 2023 and 2022.

The following table presents quarterly core earnings (a non-GAAP measure) reconciled to net income attributable to common stockholders:

Table 37

	Core Earnings by Quarter End
	June 2023	March 2023	December 2022	September 2022	June 2022	March 2022	December 2021	September 2021	June 2021
	(in thousands)
Revenues:
Net effective spread	$81,832	$77,173	$71,103	$65,641	$60,946	$57,839	$54,333	$55,925	$56,551
Guarantee and commitment fees	4,581	4,654	4,677	4,201	4,709	4,557	4,637	4,322	4,334
Gains on sale of mortgage loans	—	—	—	—	—	—	6,539	—	—
Other	409	1,067	390	473	307	514	241	687	301
Total revenues	86,822	82,894	76,170	70,315	65,962	62,910	65,750	60,934	61,186

Credit related expense/(income):
Provision for/(release of) losses	1,142	750	1,945	450	(1,535)	(54)	(1,428)	255	(983)
REO operating expenses	—	—	819	—	—	—	—	—	—
Total credit related expense/(income)	1,142	750	2,764	450	(1,535)	(54)	(1,428)	255	(983)

Operating expenses:
Compensation and employee benefits	13,937	15,351	12,105	11,648	11,715	13,298	11,246	10,027	9,779
General and administrative	9,420	7,527	8,055	6,919	7,520	7,278	8,492	6,330	6,349
Regulatory fees	831	835	832	812	813	812	812	750	750
Total operating expenses	24,188	23,713	20,992	19,379	20,048	21,388	20,550	17,107	16,878

Net earnings	61,492	58,431	52,414	50,486	47,449	41,576	46,628	43,572	45,291
Income tax expense	12,539	12,756	11,210	10,303	9,909	9,024	9,809	9,152	9,463
Preferred stock dividends	6,791	6,791	6,791	6,791	6,792	6,791	6,792	6,774	5,842
Core earnings	$42,162	$38,884	$34,413	$33,392	$30,748	$25,761	$30,027	$27,646	$29,986

Reconciling items:
Gains/(losses) on undesignated financial derivatives due to fair value changes	$2,141	$916	$1,596	$6,441	$2,846	$2,612	$(1,242)	$(405)	$(3,020)
(Losses)/gains on hedging activities due to fair value changes	(4,901)	(105)	(148)	(624)	428	5,687	(2,079)	1,818	(5,866)
Unrealized (losses)/gains on trading assets	(57)	359	31	(757)	(285)	94	(76)	36	(61)
Net effects of amortization of premiums/discounts and deferred gains on assets consolidated at fair value	29	29	57	24	(62)	20	71	23	20
Net effects of terminations or net settlements on financial derivatives	583	523	1,268	(3,522)	2,536	15,512	(429)	(351)	109
Income tax effect related to reconciling items	464	(362)	(590)	(327)	(1,148)	(5,024)	789	(236)	1,852
Net income attributable to common stockholders	$40,421	$40,244	$36,627	$34,627	$35,063	$44,662	$27,061	$28,531	$23,020

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

Item 4.Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures. Farmer Mac maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 (“Exchange Act”), including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to Farmer Mac's management on a timely basis to allow decisions about required disclosure. Management, including Farmer Mac's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Farmer Mac's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2023.

Farmer Mac carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Farmer Mac's disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting. There were no changes in Farmer Mac's internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, Farmer Mac's internal control over financial reporting.

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

Class C Non-Voting Common Stock. Under Farmer Mac's policy that permits directors of Farmer Mac to elect to receive shares of Class C non-voting common stock in lieu of their cash retainers, Farmer Mac issued an aggregate of 410 shares of its Class C non-voting common stock in April 2023 to the six directors who elected to receive stock in lieu of their cash retainers. Farmer Mac calculated the number of shares issued to the directors based on a price of $133.19 per share, which was the closing price of the
Class C non-voting common stock on March 31, 2023 (the last trading day of the previous quarter) as reported by the New York Stock Exchange.

(b)     Not applicable.

(c)     None.

Item 3.Defaults Upon Senior Securities

(a)    None.

(b)    None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Director and Officer Trading Arrangements

None of our directors or executive officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

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
Certification of Registrant's principal executive officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	—
Certification of Registrant's principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32	—
Certification of Registrant's principal executive officer and principal financial officer relating to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FEDERAL AGRICULTURAL MORTGAGE CORPORATION

/s/ Bradford T. Nordholm		August 7, 2023
By:	Bradford T. Nordholm
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Aparna Ramesh		August 7, 2023
By:	Aparna Ramesh
Executive Vice President – Chief Financial Officer and Treasurer
(Principal Financial Officer)